Form 10-Q
period 1993-11-30
CINTAS CORP
filed 1994-01-12
CIK 723254

FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

( X )   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 1993

                               OR

(   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________________ to
___________________

Commission file number 0-11399

                        CINTAS CORPORATION
      (Exact name of registrant as specified in its charter)
           WASHINGTON                                       31-
1188630
(State or other jurisdiction of                        (I.R.S.
Employer
incorporation or organization)                     Identification
No.)

                       6800 CINTAS BOULEVARD
                          P.O. BOX 625737
                   CINCINNATI, OHIO  45262-5737
             (Address of principal executive offices)
                            (Zip Code)

                          (513)  459-1200
       (Registrant's telephone number, including area code)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X            No

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                 Class               Outstanding January 8, 1994
Common Stock, no par value                    46,706,146









                          (Page 1 of 10)
PAGE

                        CINTAS CORPORATION
                               INDEX



                                                        Page No.
Part I.   Financial Information:

    Consolidated Condensed Balance Sheet -
       November 30, 1993 and May 31, 1993                     3

    Consolidated Condensed Statement of Income -
       Three Months and Six Months Ended November 30, 1993 and
       1992                                                   4

    Consolidated Condensed Statement of Cash Flows -
       Six Months Ended November 30, 1993 and 1992            5

    Notes to Consolidated Condensed Financial Statements      6

    Management's Discussion and Analysis of Financial
       Condition and Results of Operations                    8


Part II.  Other Information                                   9

Signatures                                                   10




























                               - 2 -
PAGE

                        CINTAS CORPORATION
               CONSOLIDATED CONDENSED BALANCE SHEET
                      (Dollars in Thousands)


                                        November 30,     May 31,
                                            1993            1993
                                         (Unaudited)

ASSETS
Current assets:
 Cash and cash equivalents             $   9,266     $   14,192
 Marketable securities, at cost,
    which approximates market             51,201         40,777
 Accounts receivable (net)                56,294         48,075
 Inventories                              25,940         21,452
 Uniforms and other rental items in service68,332        61,001
 Prepaid expenses                          2,104          1,636
    Total current assets                 213,137        187,133
Property, plant and equipment:
 Cost                                    274,742        263,053
 Less accumulated depreciation           (90,204)        (82,206)
                                         184,538        180,847
Investments and other assets              84,771         86,185
                                       $ 482,446      $ 454,165


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable                      $  26,586      $  20,637
 Accrued liabilities                      18,885         28,638
 Income taxes -
    Current                                7,322          1,616
    Deferred                              20,952          9,823
 Long-term debt due within one year        9,643          4,462
    Total current liabilities             83,388         65,176
Long-term debt due after one year         95,956        103,611
Deferred income taxes                     13,747         20,464
Shareholders' equity:
 Preferred stock, no par value,
 100,000 shares authorized, none outstanding       ------      ----
- -
 Common stock, no par value,
 120,000,000 shares authorized,
 46,692,022 shares issued and outstanding
    (46,578,791 at May 31, 1993)          40,458         39,869
 Retained earnings                       249,845        225,722
 Cumulative translation adjustment           (948)         (677)
    Total shareholders' equity           289,355         264,914

                                       $ 482,446      $ 454,165

                      See accompanying notes

                               - 3 -
PAGE

                                    CINTAS CORPORATION
                        CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                        (Unaudited)
                      (Amounts in Thousands Except Per Share Amounts)

                                     Three months ended          Six Months ended

                                           November 30                November 30


                                     1993         1992           1993         1992
Revenues:
  Net rentals                    $ 114,280    $   97,329    $  226,196  $  192,835
  Net sales                         15,503        13,651        25,811      22,807
                                   129,783       110,980       252,007     215,642
Costs and expenses (income):
  Cost of rentals                   63,877        53,807       126,605     107,393
  Cost of sales                     12,827        11,929        22,106      20,254
  Selling and administrative expenses29,866       25,057        60,283      51,254
  Interest income                     (447)         (341)        (753)        (575)
  Interest expense                   1,754         1,777         3,567       3,154
                                   107,877        92,229       211,808     181,480

Income before income taxes          21,906        18,751        40,199      34,162

Income taxes                         8,326         7,104        16,076      12,950

Net income                     $    13,580   $    11,647    $   24,123  $   21,212


Earnings per share             $       .29   $       .25    $      .52 $       .46

Weighted average number of
shares outstanding                  46,680        46,316        46,658       46,266

                                  See accompanying notes.

                          CINTAS CORPORATION
            CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
              SIX MONTHS ENDED NOVEMBER 30, 1993 and 1992
                              (Unaudited)
                        (Dollars in thousands)

                                                  Six Months Ended
                                                    November 30


Cash flows from operating activities:              1993       1992

Net income                                      $ 24,123   $ 21,212
Adjustments to reconcile net
income to net cash provided
by operating activities:
    Depreciation                                  11,965     10,565
    Amortization of deferred charges               5,348      3,898
    Provision for losses on accounts receivable      587        774
    Change in current assets and liabilities:
       Accounts receivable                        (8,224)    (5,170)
       Inventories                               (11,132)       263
       Prepaid expenses                             (468)        34
       Accounts payable                            5,949      6,018
       Accrued liabilities                        (9,753)    (2,050)
       Income taxes payable                        5,706        609
       Deferred income taxes                       4,412      3,355

    Net cash provided by operating activities     28,513     39,508

Cash flows from investing activities:

Capital expenditures                             (15,595)   (13,238)
Additions to investments and other assets            540     (3,665)
Proceeds from sale or redemption of marketable securities    14,965
11,388
Purchase of marketable securities                (25,389)   (41,147)
Acquisition of businesses net of cash acquired    (6,075)    (4,250)

    Net cash used by investing activities        (31,554)   (50,912)

Cash flows from financing activities:

Proceeds from issuance of long-term debt              63     15,665
Repayment of long-term debt                       (2,537)    (4,735)
Increase in common stock                             227         91
Tax benefit resulting from exercise of employee stock options      362
    248

    Net cash (used by) provided from financing activities    (1,885)
11,269

Net decrease in cash and cash equivalents         (4,926)      (135)

Cash and cash equivalents at beginning of period   14,192     8,757

Cash and cash equivalents at end of period       $ 9,266   $  8,622


                        See accompanying notes.

                                 - 5 -
PAGE

                          CINTAS CORPORATION

         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              (Unaudited)


1. The consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes included in the Company's most recent annual report.

2. In the opinion of the Company, the accompanying consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of November 30, 1993 and May 31, 1993, the results of operations for the three months and six months ended November 30, 1993 and 1992, and cash flows for the six months ended November 30, 1993 and 1992.

3. The results of operations for the six months ended November 30, 1993 are not necessarily indicative of the results to be expected for the full year.

4. The Company's net income and earnings per share for the six months ended November 30, 1993 were adversely impacted by one-time tax adjustments relating to the Omnibus Budget Reconciliation Act of 1993, a new tax law enacted on August 10, 1993. The reported tax expense includes one-time charges of approximately $274,000 to retroactively apply the new tax rates to January 1, 1993. This one-time charge was partially offset by jobs tax credits of $201,000 which the new tax law extended retroactive to June 30, 1992. In addition, during the first quarter of 1994, the Company adopted SFAS No. 109, Accounting for Income Taxes, which necessitated the reclassification of certain deferred tax balances and resulted in a charge to earnings of approximately $789,000. The effect of these one-time tax adjustments reduced earnings per share by $.02 per share.

5.   Stock Options:

  In fiscal year 1993, the Company adopted a new incentive stock option plan for officers and key employees which provides for the issuance of 2,300,000 shares of common stock. This plan replaces a similar plan adopted in 1983 which expired in June, 1993. Options may be granted at 100% to 110% of the market value of the underlying Common Stock on the date of the grant and generally become exercisable at the rate of 20% per year commencing five years after grant, so long as the holder remains an employee of the Company.

  At May 31, 1993, options as to 1,317,476 shares were outstanding and exercisable at prices ranging from $2.67 - $28.75 per share. On July 13, 1993, additional options as to 206,250 shares exercisable at $26.50 per share were granted under the plan. During the first quarter of fiscal 1994, options as to 101,681 shares were exercised ranging in price from $2.67 to $11.17 per share. During the second quarter of fiscal 1994, options as to 22,919 shares were exercised ranging in price from $3.46 to $11.17.

  In fiscal year 1991, the Company adopted a stock option plan for the non-employee members of its Board of Directors, and granted options for 30,000 shares of common stock. Options were granted at 100% of the market value of the underlying Common Stock on the date immediately prior to the grant and become exercisable at a rate of 25% per year commencing two years after grant, so long as the holder remains on the Board of Directors.











6.   Inventories:

  Inventories are valued at the lower of cost (first-in, first-out) or market. Substantially all inventories represent finished goods.

8.   Supplemental Cash Flow Disclosures:

  Supplemental disclosure with respect to cash flow information and non-cash investing and financing activities is as follows:

     Cash paid through the six months ended November 30, 1993 and 1992.

                                         1993        1992
          Interest, net of amounts capitalized$3,542,000$2,682,000
          Income Taxes                $6,079,000  $9,222,000













































                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Total revenues increased 17% for the three months and six months ended November 30, 1993 over the same periods in the prior fiscal year. Net rental revenue also increased 17% in the three months and six months ended November 30, 1993, over the same periods in the prior fiscal year. Growth in the customer base and price increases in established operations accounted for a 9% increase in rental revenues and the remaining 8% was due primarily to acquisitions. Second quarter revenues from the sale of uniforms and other direct sale items increased 14% over the prior year's second quarter. For the six months ended November 30, 1993, sales increased 13% over the same period in fiscal 1993. The increases in revenues from the sale of uniforms and other direct sale items is attributable to an increase in unit sales and was not significantly affected by acquisitions.

Pre-tax income increased 17% and 18% for the three months and six months ended November 30, 1993, respectively, over the same periods in fiscal 1993. Net income and earnings per share were adversely impacted by one-time tax adjustments relating to the Omnibus Budget Reconciliation Act of 1993, a new tax law enacted on August 10, 1993. The reported tax expense for the six months ended November 30, 1993 includes one-time charges of approximately $274,000 to retroactively apply the new tax rates to January 1, 1993. This one-time charge was partially offset by jobs tax credits of $201,000 which the new tax law extended retroactive to June 30, 1992. In addition, during the first quarter of 1994, the Company adopted SFAS No. 109, Accounting for Income Taxes, which necessitated the reclassification of certain deferred tax balances and resulted in a charge to earnings of approximately $789,000. The effects of these one-time tax adjustments reduced earnings per share in fiscal 1994 by $.02 per share.

Income from operations, which excludes interest income and interest expense, as a percent of revenues was 18% for both the second quarter of fiscal 1994 and 1993. Year-to-date, this percentage is 17% for both the six months ended November 30, 1993 and 1992.

Net interest expense (interest expense less interest income) was $1,307,000 and $2,814,000 for the second quarter and six months ended November 30, 1993, respectively, compared to $1,436,000 and $2,579,000, respectively, for the same two periods in the prior fiscal year. Net interest expense for the second quarter has decreased primarily due to an increase in interest income. Net interest expense has increased for the six months ended November 30, 1993 over the same period in the prior fiscal year primarily due to debt associated with the acquisition of Maryatt Industries in December, 1992.

On November 1, 1993, the Company acquired the Career Apparel Division of Palm Beach Co., Inc. (Palm Beach). Palm Beach was a wholly-owned subsidiary of Plaid Clothing Group headquartered in New York. The acquisition of Palm Beach did not have a significant effect on the second quarter sale of uniforms.

Financial Condition

The Company believes that its capital requirements for operations, capital improvements, repayment of long-term debt and dividends can be made from funds on hand and funds generated from operations.


                          CINTAS CORPORATION



Part II.  Other Information


   Item 4.    Submission of matters to a vote of security holders.

           The Annual Shareholders' Meeting of the Company was held on October 21, 1993 at which the number of Directors to be elected was established and the Directors of the Company were elected. The number of Directors to be elected was established at seven and all persons nominated as Directors were elected.

   Issue No. 1

   Authority to establish the number of Directors to be elected at the meeting at seven (7).

FOR 38,382,204                  AGAINST 142,377      ABSTAIN 22,035
BROKER NON-VOTES   0


   Issue No. 2

   Authority to elect seven (7) nominees listed below.


       Name
      Shares For    Shares -
                                 Withheld
Authority
                                     Shares
                                              Abstaine
d
                                                        Broker
                                                         Non-Votes
Richard T.
Farmer
           38,347,258     199,358        0         0Gerald V.
Dirvin
           38,481,758      64,858        0         0James J.
Gardner
          38,346,838     199,778        0         0Roger L. Howe38,484,828 61,78800Donald P.
Klekamp
          38,347,398     199,218        0         0Robert J.
Kohlhepp
         38,346,468     200,148        0         0John S.
Lillard
          38,484,358      62,258        0         0


No reports were filed on Form 8-K during the quarter.














PAGE

                          CINTAS CORPORATION


                              Signatures



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       CINTAS CORPORATION
                                               (Registrant)




      Date:  January 8, 1994           David T. Jeanmougin

                                       David T. Jeanmougin
                                       Senior Vice President - Finance
                                       (Chief Financial Officer)





