Form 10-Q
period 1994-02-28
CINTAS CORP
filed 1994-04-14
CIK 723254

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


  ( X )  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended February 28, 1994

                                OR

  (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
  THE
                 SECURITIES EXCHANGE ACT OF 1934
  For the transition period from _____________________ to
  ___________________

  Commission file number 0-11399

                          CINTAS CORPORATION
       (Exact name of registrant as specified in its charter)

             WASHINGTON                    31-1188630
  (State or other jurisdiction of      (I.R.S. Employer
  incorporation or organization)       Identification No.)

                        6800 CINTAS BOULEVARD
                           P.O. BOX 625737
                     CINCINNATI, OHIO  45262-5737

               (Address of principal executive offices)
                               (Zip Code)

                             (513)  459-1200
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


                   Class
  Outstanding April 8, 1994
  Common Stock, no par value
  46,787,434
                                           (Page 1 of 11)
    PAGE

                              CINTAS CORPORATION
                                     INDEX




                                                      Page No.
  Part I.   Financial Information:

     Consolidated Condensed Balance Sheet -
        February 28, 1994 and May 31, 1993               3

     Consolidated Condensed Statement of Income -
        Three Months and Nine Months Ended
        February 28, 1994 and 1993                       4

     Consolidated Condensed Statement of Cash Flows -
        Nine Months Ended February 28, 1994 and 1993     5

     Notes to Consolidated Condensed Financial
        Statements                                       6

     Management's Discussion and Analysis of Financial
        Condition and Results of Operations              8


  Part II.  Other Information                            9

  Signatures                                            10

                               - 2 -
    PAGE

                              CINTAS CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEET
                            (Dollars in Thousands)


                                     February 28,   May 31,
                                       1994          1993
                                    (Unaudited)   (Derived
                                                  from Audited
                                                  Financial
                                                  Statements)
  ASSETS

  Current assets:
     Cash and cash equivalents       $    6,583   $   14,192
     Marketable securities, at cost,
       which approximates market         57,259       40,777
     Accounts receivable (net)           50,935       48,075
     Inventories                         27,740       21,452
     Uniforms and other rental items
       in service                        68,349       61,001
     Prepaid expenses                     1,876        1,636
        Total current assets            212,742      187,133
  Property, plant and equipment:
     Cost                               283,879      263,053
     Less accumulated depreciation      (93,495)     (82,206)
                                        190,384      180,847
  Investments and other assets           86,471       86,185
                                      $ 489,597    $ 454,165

  LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities:
     Accounts payable                 $  17,402    $  20,637
     Accrued liabilities                 29,471       28,638
     Income taxes -
        Current                           5,391        1,616
        Deferred                         19,701        9,823
     Long-term debt due within one year  10,162        4,462
        Total current liabilities        82,127       65,176
  Long-term debt due after one year      90,186      103,611
  Deferred income taxes                  14,653       20,464
  Shareholders' equity:
     Preferred stock, no par value,
     100,000 shares authorized,
     none outstanding                    ------        -----
     Common stock, no par value,
     120,000,000 shares authorized,
     46,757,451 shares issued and
     outstanding(46,578,791 at
     May 31, 1993)                       40,763       39,869
     Retained earnings                  262,906      225,722
     Cumulative translation adjustment   (1,038)        (677)
       Total shareholders' equity       302,631      264,914

                                      $ 489,59     $ 454,165

                            See accompanying notes.





                         CINTAS CORPORATION
            CONSOLIDATED CONDENSED STATEMENT OF INCOME
                            (Unaudited)
         (Amounts in Thousands Except Per Share Amounts)

                        Three Months Ended   Nine Months Ended
                            February 28         February 28
                        1994       1993      1994       1993

  Revenues:
   Net rentals        $115,117   $101,687   $341,313  $294,522
   Net sales            14,268     11,117     40,079    33,924
                       129,385    112,804    381,392   328,446

  Costs and expenses (income):
  Cost of rentals      66,208     57,922    192,813   165,315
  Cost of sales        11,353      8,657     33,459    28,911
  Selling and administrative
  expenses             29,668     27,180     89,951    78,434
  Interest income        (493)      (373)    (1,246)     (948)
  Interest expense      1,570      1,881      5,137     5,035
                      108,306     95,267    320,114   276,747




  Income before
  income taxes         21,079     17,537     61,278    51,699


  Income taxes          8,018      6,523     24,094    19,473



  Net income         $ 13,061   $ 11,014   $ 37,184  $ 32,226

  Earnings per share $    .28   $    .24   $    .80  $    .70



  Weighted average
  number of shares
  outstanding          46,717     46,409     46,677   46,356


                    See accompanying notes.

  [CAPTION]

                             CINTAS CORPORATION
              CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
               NINE MONTHS ENDED FEBRUARY 28, 1994 and 1993
                                (Unaudited)
                          (Dollars in thousands)

                                          Nine Months Ended
                                             February 28

  Cash flows from operating activities:   1994         1993
  [S]                                          [C]       [C]

  Net income                            $37,184      $32,226
  Adjustments to reconcile net
  income to net cash provided
  by operating activities:
   Depreciation                          18,034       15,990
   Amortization of deferred charges       8,043        6,317
   Provision for losses on accounts
    receivable                              989        1,324
   Change in current assets and
    liabilities:
     Accounts receivable                 (3,214)      (3,070)
     Inventories                        (12,940)      (1,622)
     Prepaid expenses                      (240)        (471)
     Accounts payable                    (3,235)         132
     Accrued liabilities                    833        2,434
     Income taxes payable                 3,775        2,246
     Deferred income taxes                4,067        3,209

   Net cash provided by operating
   activities                            53,296       58,715


  Cash flows from investing activities:


  Capital expenditures                 (27,504)     (19,353)
  Additions to investments and
   other assets                         (2,731)      (3,237)
  Proceeds from sale or redemption
   of marketable securities             27,412       40,989
  Purchase of marketable securities    (43,894)     (70,713)

  Acquisition of businesses net of
  cash acquired                         (7,357)     (36,666)


  Net cash used by investing activities(54,074)     (88,980)



  Cash flows from financing activities:


  Proceeds from issuance of long-term debt 263       35,665
  Repayment of long-term debt           (7,988)      (6,690)
  Increase in common stock                 585          594
  Tax benefit resulting from exercise
   of employee stock options               309          721

   Net cash (used) provided by
    financing activities                (6,831)      30,290

  Net (decrease) increase in cash and
   cash equivalents                     (7,609)          25


  Cash and cash equivalents at
   beginning of period                  14,192        8,757

  Cash and cash equivalents at end
   of period                           $ 6,583     $  8,782

  [/TABLE]

                              See accompanying notes.

                                       - 5 -
    PAGE

                     CINTAS CORPORATION

     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (Unaudited)


  1. The consolidated condensed financial statements of Cintas Corporation (the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidate condensed financial statements be read in conjunction with the financial statements and notes included in the Company's most recent annual report.

  2. Interim results are subject to variations and are not necessarily indicative of the results of operations for a full fiscal year. In the opinion of management, except as discussed in Note 3., all adjustments (which include only normal recurring adjustments) necessary for a fair statement of the results of the interim periods shown have been made.

  3. The Company's net income and earnings per share for the nine months ended February 28, 1994, were adversely impacted by one-time tax adjustments relating to the Omnibus Budget Reconciliation Act of 1993, a new tax law enacted on August 10, 1993. The reported tax expense includes one-time charges of approximately $274,000 to retroactively apply the new tax rates to January 1, 1993. This one-time charge was partially offset by jobs tax credits of $201,000, which the new tax law extended retroactive to June 30, 1992. In addition, during the first quarter of 1994, the Company adopted SFAS No. 109, Accounting for Income Taxes, which necessitated the reclassification of certain deferred tax balances and resulted in a charge to earnings of approximately $789,000. The effect of these one-time tax adjustments reduced earnings per share by $.02 per share.

  4.  Stock Options:

      In fiscal year 1993, the Company adopted a stock option plan for officers and key employees which provides for the issuance of 2,300,000 shares of common stock. This plan replaced a similar plan adopted in 1983 which expired in June, 1993. Options are generally granted at the fair market value of the underlying Common Stock on the date of the grant and generally become exercisable at the rate of 20% per year commencing five years after grant, so long as the holder remains an employee of the Company.

      At May 31, 1993, options as to 1,317,476 shares were outstanding at prices ranging from $2.67 - $28.75 per share. Of these options outstanding, 297,654 were exercisable at May 31, 1993. On July 13, 1993, additional options as to 206,250 shares exercisable at $26.50 per share were granted under the plan. During the first quarter of fiscal 1994, options as to 101,681 shares were exercised ranging in price from $2.67 to $11.00 per share. During the second quarter of fiscal 1994, options as to 22,919 shares were exercised ranging in price from $3.46 to $11.42. Options as to 71,022 shares were exercised in the third quarter ranging in price from $3.46 to $11.00 per share.

  5.  Inventories:

      Inventories are valued at the lower of cost (first-in, first-out) or market. Substantially, all inventories represent finished goods.

  6.  Supplemental Cash Flow Disclosures:

      Cash paid through the nine months ended February 28, 1994 and 1993:

                                     1994           1993
  Interest, net of amount
   capitalized                    $4,837,000    $4,250,000
  Income taxes                   $10,284,000   $13,956,000

    PAGE

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Total revenues increased 15% and 16% for the three months and nine months ended February 28, 1994, over the same periods in the prior fiscal year. Net rental revenue increased 13% and 16% for the three months and nine months ended February 28, 1994, over the same periods in the prior fiscal year. Growth in the customer base and price increases in established operations for the nine months ended February 28, 1994, accounted for a 9% increase in rental revenues and the remaining 7% was due primarily to acquisitions. Third quarter revenues from the sale of uniforms and other direct sale items increased 28% over the prior year's third quarter principally as a result of an increase in unit sales and other direct sale items. In the nine months ended February 28, 1994, sales increased 18% over the same period in fiscal 1993. The increases in revenues from the sale of uniforms and other direct sale items were not significantly affected by acquisitions.

  Pre-tax income increased 20% and 19% for the three months and nine months ended February 28, 1994, respectively, over the same periods in fiscal 1993. Net income and earnings per share were adversely impacted by one-time tax adjustments relating to the Omnibus Budget Reconciliation Act of 1993, a new tax law enacted on August 10, 1993. The reported tax expense for the nine months ended February 28, 1994, includes one-time charges of approximately $274,000 to retroactively apply the new tax rates to January 1, 1993. This one-time charge was partially offset jobs tax credits of $201,000 which the new tax law extended retroactive to June 30, 1992. In addition, during the first quarter of 1994, the Company adopted SFAS No. 109, Accounting for Income Taxes, which necessitated the reclassification of certain deferred tax balances and resulted in a charge to earnings of approximately $789,000. The effect of these one-time tax adjustments reduced earnings per share in fiscal 1994 by $.02 per share.

  Income from operations, which excludes interest income and interest expense, as a percent of revenues was 17% for the three months and nine months ended February 28, 1994 and 1993.

  Net interest expense (interest expense less interest income) was $1,077,000 and $3,891,000 for the third quarter and nine months ended February 28, 1994 respectively, compared to $1,508,000 and $4,087,000 respectively, for the same two periods in the prior fiscal year. Net interest expense has decreased primarily due to an increase in interest income.

  During the third quarter of fiscal 1994, the Company's operations were impacted by the Midwestern and Northeastern snowstorms and earthquake in Los Angeles. Although the Company did not sustain any physical damage to its facilities, these unusual events caused a temporary interruption in business. As a result, the Company sustained a one-time loss in both sales and net income of $500,000. Earnings per share were adversely impacted by $.01 per share. There is no ongoing negative impact to the Company from these events.

  Financial Condition

  The Company believes that its capital requirements for operations, capital improvements, repayment of long-term debt and dividends can be made from funds on hand and funds generated from operations.


                                 CINTAS CORPORATION


  Part II.  Other Information

        Item 5.    Other Information

       On February 17, 1994, the Registrant declared an annual cash dividend of $.17 per share on outstanding Common Stock, a 21% increase over the dividend paid in the prior year. The dividend was payable on April 5, 1994, to shareholders of record as of March 11, 1994.



        Item 6. No reports were filed on Form 8-K during the quarter.

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






     Date:   April 8, 1994     David T. Jeanmougin

                               David T. Jeanmougin
                               Senior Vice President - Finance
                               (Chief Financial Officer)