Form 10-K
period 1994-05-31
CINTAS CORP
filed 1994-08-29
CIK 723254

August 26, 1994






     1934 Act Filing Desk
     Securities and Exchange
       Commission
     450 Fifth Street, N.W.
     Washington, D.C.  20549

     Dear Sir or Madam:

            RE:  Cintas Corporation/File No. 011399


          I am transmitting Cintas Corporation's Annual Report on Form 10-K for the fiscal year ended May 31, 1994. A check in the amount of $250 has been wire transferred.

          The financial statements in he Report do not reflect a change from the preceding year in any accounting principles or practices or in he method of applying any such principles or practices.

          By separate letter, three (3) complete copies of the Company's Annual Report on Form 10-K are being filed with the NASDAQ Stock Market.

          Contact the undersigned with any questions or comments.

                                        Very truly yours,

                                        CINTAS CORPORATION


                                        Rhonda Fox
                                        Field Controller

             SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                             FORM 10-K

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       X   THE SECURITIES EXCHANGE ACT OF 1934  For the Fiscal
      ---- Year Ended May 31, 1994

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      ---- OFTHE SECURITIES EXCHANGE ACT OF 1934

     Commission File No. 0-11399
                       CINTAS CORPORATION
      (Exact name of registrant as specified in its charter)
     Incorporated under                     IRS Employer ID
     the Laws of Washington                  No. 31-1188630
     (State or other juris-
     diction of incorporation
     or organization)       6800 Cintas Boulevard
                            P.O. Box 625737
                            Cincinnati, Ohio  45262-5737
                            Phone:  (513)  459-1200
                    (Address of principal executive offices)

     Securities Registered Pursuant to Section 12(b) of the Act:

                              None

     Securities Registered Pursuant to Section 12(g) of the Act:

                    Common Stock, No Par Value
                       (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                      YES              NO

                       X

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.

                      YES              NO

                                       X

     The aggregate market value of Common Stock held by nonaffiliates is $853,177,973, based on a closing price of $31.50 on August 12, 1994. As of August 12, 1994, 46,855,514 shares of no par value Common Stock were issued and outstanding.
               Documents Incorporated by Reference

     Portions of the Registrant's Annual Report to Shareholders for 1994 furnished to the Commission pursuant to Rule 14a-3(b) and portions of the Registrant's Proxy Statement to be filed with the Commission for its 1994 annual meeting are incorporated by reference in Parts I, II and III as specified.

                     Page 1 of 48 Pages
               Exhibit Index Appears on Page 19

                    CINTAS CORPORATION
                  INDEX TO ANNUAL REPORT
                      ON FORM 10-K


                                                       Page

     Part I

        Item 1 - Business                               3
        Item 2 - Properties                             4
        Item 3 - Legal Proceedings                      6
        Item 4 - Submission of Matters to a Vote
                 of Security Holders                    6

     Part II

        Item 5 - Market for Registrant's Common
               Equity and Related Stockholder Matters   6

        Item 6 - Selected Financial Data                6
        Item 7 - Management's Discussion and
                 Analysis of Financial                  6
                 Condition and Results of Operations
        Item 8 - Financial Statements and Supplementary
                 Data                                   7
        Item 9 - Changes in and Disagreements with
                 Accountants on Accounting and
                 Financial Disclosure                   7

     Part III

        Item 10 - Directors and Executive Officers
                  of the Registrant                     7
        Item 11 - Executive Compensation                7
        Item 12 - Security Ownership of Certain
                  Beneficial Owners and Management      7

        Item 13 - Certain Relationships and Related
                  Transactions                          7

     Part IV

        Item 14 - Exhibits, Financial Statement Schedules
                  and Reports on Form 8-K               7

                           PART I

                           ITEM 1.

                          BUSINESS

     The business discussion found on pages 2 through 9 of the Registrant's Annual Report to Shareholders for 1994 is incorporated herein by reference. Information regarding revenues from products and services, the number of employees and competition are listed or described below:

     The table sets forth the revenues derived from each service provided by Cintas.

                                       Year Ended May 31,
                                    1994     1993      1992
                                      (Amount in Thousands)

     Uniform Rental             $351,495  $307,904  $274,639
     Uniform Sales                58,294    47,853    48,400
     Non-Uniform Rentals         108,360    92,368    74,772
     Other                         5,067     4,597     3,752
                                --------  --------  --------
                                $523,216  $452,722   $401,563

                                ========  ========   =======
     The Company was organized as an Ohio corporation in 1929 and changed its state of incorporation to Washington in 1986. At May 31, 1994, the Company employed 8,581 employees of which 111 are represented by labor unions. The Company considers its relationship with its employees to be satisfactory.

     Cintas provides a highly specialized service to businesses of all types - from small service companies to major corporations that employ thousands of people. The Company designs, manufactures and implements corporate identity uniform programs throughout the United States.

     The rental markets served by the Company are highly fragmented and competition for this business varies at each of the Company's locations. There are other companies in the uniform rental business which have financial resources comparable to those of the Company, although much of the competition consists of smaller local and regional firms. In certain instances, local competitors may also have financial resources comparable to those deployed by the Company in a particular market.

     The service provided to the rental markets served by the Company principally consists of the rental and cleaning of uniforms as well as providing on-going uniform upgrades to each customer. The Company also offers ancillary products which includes the rental or sale of walk-off mats, fender covers, towels, mops and linen products.

     Due to its diverse customer base and average size account, the loss of one account would not have a significant financial impact on the Company.

     In its sale of customized uniforms, Cintas competes on a national basis with other uniform suppliers and manufacturers, some of which have financial resources comparable to the Company's.

     The Company operates four manufacturing facilities which provide for a substantial amount of standard uniform needs. Additional products needed are purchased from one of several outside suppliers. Because of the Company's ability to manufacture much of its own uniform needs, the loss of one vendor would not have a significant effect on the Company. In regard to the availability of fabric for the manufacturing process, the Company purchases fabric from several suppliers. The Company is not aware of any circumstances which would hinder its ability to obtain these materials.

     The Company is not aware of any non-compliances with environmental laws or any material capital expenditures for environmental controls that have a material effect on its financial condition.

     The Company believes that the primary competitive factors that affect its operations are quality, service, design and price, in that order.

                               ITEM 2.

                             PROPERTIES

     The Company currently occupies 102 facilities located in 96 cities. The corporate offices provide centrally located administrative functions including accounting, finance, marketing and data processing. The Company operates processing plants that house administrative, sales and service personnel and the necessary equipment involved in the cleaning of uniforms and bulk items. Branch operations provide administrative, sales and service functions. Cintas operates two distribution facilities and has four manufacturing plants, two of which produce uniform trousers and two producing uniform shirts. The Company considers the facilities it operates to be adequate for their intended use. The Company owns or leases 2,150 vehicles.

     The following chart provides additional information concerning Cintas' facilities:

           Location            Type of Facility
           --------            ----------------
     Cincinnati, Ohio       Corporate Offices, National
                            Account Division, Distribution
                            Center
     Akron, Ohio            Processing Plant
     Ashland, Kentucky      Processing Plant
     Atlanta, Georgia       Processing Plant
     Augusta, Georgia       Processing Plant
     Austin, Texas          Processing Plant
     Baltimore, Maryland    Processing Plant
     Baton Rouge, Louisiana Processing Plant
     Beaumont, Texas        Processing Plant
     Birmingham, Alabama    Branch*
     Boston, Massachusetts  Processing Plant
     Buffalo, New York      Processing Plant*
     Charlotte, North Carolina   Branch*
     Chicago(South), Illinois  Processing Plant
     Chicago(North), Illinois  Processing Plant
     Cincinnati, Ohio        Processing Plant
     Clay City, Kentucky     Manufacturing Facility*
     Cleveland (West), Ohio  Processing Plant
     Cleveland (East), Ohio  Processing Plant
     Colorado Springs, Colorado    Branch*
     Columbia, South Carolina  Processing Plant*
     Columbus, Ohio           Processing Plant
     Corpus Christi, Texas    Branch*
     Dallas, Texas            Processing Plant
     Dayton, Ohio             Processing Plant
     Decatur, Georgia         Processing Plant
     Denver, Colorado         Processing Plant*
     Detroit, Michigan        Processing Plant
     Evansville, Indiana      Branch*
     Everett, Washington      Branch
     Flint, Michigan          Branch*
     Fort Smith, Arkansas     Processing Plant*
     Grand Rapids, Michigan   Branch*
     Greenville, South Carolina   Processing Plant
     Greenwood, Mississippi   Branch*
     Gulfport, Mississippi    Branch*
     Hammond, Louisiana       Branch
     Harrison, Arkansas       Branch*
     Houston, Texas           Processing Plant
     Indianapolis, Indiana    Branch*
     Jackson, Mississippi     Branch*
     Kansas City, Kansas      Processing Plant
     Lafayette, Louisiana     Branch
     Lake Charles, Louisiana  Processing Plant

     Las Vegas, Nevada        Processing Plant
     Lexington, Kentucky      Processing Plant
     Little Rock, Arkansas    Branch*
     Long Island, New York    Branch*
     Los Angeles, California  Processing Plant
     Louisville, Kentucky     Processing Plant
     Lufkin, Texas            Branch
     Madison, Alabama         Branch*
     Madison, Wisconsin       Processing Plant
     McAllen, Texas           Branch*
     Memphis, Tennessee       Branch*
     Miami, Florida           Processing Plant
     Milwaukee, Wisconsin     Branch*
     Mobile, Alabama          Branch*
     Mt. Vernon, Kentucky     Manufacturing Facility*
     Nashville, Tennessee     Processing Plant
     New Haven, Connecticut   Processing Plant
     New Orleans, Louisiana   Processing Plant
     Oklahoma City, Oklahoma  Processing Plant
     Orange, California       Branch*
     Orlando, Florida         Processing Plant
     Owingsville, Kentucky    Manufacturing Facility*
     Perry, Kentucky          Manufacturing Facility*
     Philadelphia, Pennsylvania   Processing Plant
     Phoenix, Arizona         Branch*
     Piscataway, New Jersey   Processing Plant
     Pittsburgh, Pennsylvania Processing Plant
     Portland, Maine          Branch
     Portland, Oregon         Branch*
     Portland, Oregon         Processing Plant
     Reno, Nevada             Distribution Center*
     Richmond, Virginia       Processing Plant
     Sacramento, California   Branch*
     San Antonio, Texas       Processing Plant
     San Diego, California    Processing Plant
     San Francisco(West), California   Branch*
     San Francisco (East), California    Processing Plant*
     San Jose, California      Processing Plant
     Seattle, Washington       Processing Plant*
     Shreveport, Louisiana     Processing Plant
     Springdale, Arkansas      Processing Plant
     Springfield, Missouri     Branch*
     Tacoma, Washington        Branch*
     Tampa, Florida            Processing Plant
     Thibodaux, Louisiana      Processing Plant
     Tulsa (North), Oklahoma   Processing Plant
     Tulsa (South), Oklahoma   Processing Plant
     Tuscaloosa, Alabama       Processing Plant
     Tyler, Texas              Branch*
     Victoria, Texas           Processing Plant
     Vidalia, Georgia          Processing Plant
     Walden, New York          Branch*
     Washington, D.C.          Processing Plant
     Westland, Michigan        Processing Plant
     West Palm Beach, Florida  Branch*
     Wichita, Kansas           Branch*
     Winston-Salem, North Carolina   Processing Plant
     Youngstown, Ohio          Branch*

     *Leased for various terms ranging from monthly to 2019.  The
     Company expects that it will be able to renew its leases on satisfactory terms. All other properties are owned.

                             ITEM 3.

                        LEGAL PROCEEDINGS

     In December 1992, the Company was served with an "Imminent and Substantial Endangerment and Remedial Action Order" (the "Order") by the California Department of Toxic Substances Control relating to the facility leased by the Company in San Leandro, California. The Order requires Cintas and three other allegedly responsible parties to respond to alleged soil and groundwater contamination at and around the San Leandro facility. Details surrounding the claim are not yet known, and it is not possible at this time to estimate the loss or range of loss associated with the claim. Based on information that has been made available to the Company, however, it is not believed that the matter will have a material adverse affect on the Company's financial condition or results of its operations.

     The Company is also a party to incidental litigation brought in the ordinary course of business, none of which individually or in the aggregate, is considered to be material to its operations or financial condition. Cintas maintains insurance coverage against certain liabilities that it may incur in its operations from time to time.


                                  ITEM 4.

         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None in the fourth quarter of fiscal 1994.

                                  PART II

                                   ITEM 5.

                  MARKET FOR REGISTRANT'S COMMON EQUITY
                     AND RELATED STOCKHOLDER MATTERS

     "Market for Registrant's Common Stock and Related Security Holder
     Matters" on page 25   of the Registrant's Annual Report to
     Shareholders for 1994 is incorporated herein by reference.
     Dividend information is incorporated by reference to the Consolidated Statement of Shareholders' Equity on page 13.
     Dividends on the outstanding Common Stock are paid annually and amounted to $.17 and $.14 per share in fiscal 1994 and 1993, respectively.

                                   ITEM 6.

                         SELECTED FINANCIAL DATA

     The "Eleven Year Financial Summary" on page 1 of the Registrant's Annual Report to Shareholders for 1994 is incorporated herein by reference.

                                   ITEM 7.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" commencing on page 22 of the Registrant's Annual Report to Shareholders for 1994 is incorporated herein by reference.

                                  ITEM 8.

               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following Financial Statements of the Registrant shown on pages 11 through 21 of its Annual Report to Shareholders for 1994 are incorporated herein by reference:

     Consolidated Balance Sheets as of May 31, 1994 and 1993. Consolidated Statements of Income for the years ended May 31,
       1994, 1993,and 1992.
     Consolidated Statements of Shareholders' Equity for the years ended May 31, 1994, 1993 and 1992.
     Consolidated Statements of Cash Flows for the years ended May
       31, 1994, 1993 and 1992.
     Notes to Consolidated Financial Statements.
     Report of Independent Auditors.


                                   ITEM 9.
                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                   ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                                  PART III

     Items 10., 11., 12., and 13. of Part III are incorporated by reference to the Registrant's Proxy Statement for its 1994 Annual Shareholders' Meeting to be filed with the Commission pursuant to Regulation 14A.

                                  PART IV

                                  ITEM 14.

     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON FORM 8-K

     (a) (1) Financial Statements. All financial statements required to be filed by Item 8. of this Form and included in this report have been listed previously on page 7. No additional financial statements are being filed since the requirements for paragraph
     (d) under Item 14 are not applicable to the Company.

              (a) (2) Financial Statement Schedules.


     At May 31, 1994:

        Schedule I.  Marketable Securities - Other Investments

     For each of the three years in the period ended May 31, 1994

        Schedule V.  Property, Plant and Equipment

        Schedule VI. Accumulated Depreciation, Depletion and
                     Amortization of Property, Plant and Equipment

        Schedule VIII. Valuation and Qualifying Accounts and
                       Reserves

        Schedule X.   Supplementary Income Statement Information

     All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto.
                                  -7-
          PAGE

(a) (3) Exhibits.

     Exhibit
     Number       Description of Exhibit           Filing Status

      3.1         Restated Articles of Incorporation     *

      3.3         Bylaws                                 *

     10.1         Incentive Stock Option Plan            * *

     10.2         Partners' Plan                         * * *

     10.3         1990 Directors' Stock Option Plan      * * * *

     10.4         1992 Incentive Stock Option Plan       * * * * *

       11         Statement re computation of         filed herewith
                  per share earnings

       13         1994 Annual Report to Shareholders  filed herewith

       21         Subsidiaries of the Registrant      filed herewith

       23         Consent of Independent Auditors     filed herewith


        * Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended May 31, 1989.

       ** Incorporated by reference to Registration Statement No. 33-23228 filed under the Securities Act of 1933.

      ***Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended May 31, 1993.

     ****Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended May 31, 1991.

     *****Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended May 31, 1992.
                                         -8-
          PAGE

                                 SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             CINTAS CORPORATION

     DATE SIGNED:  August 22, 1994          /s/ Robert J. Kohlhepp

                                             By: Robert J. Kohlhepp
                                                 President

          Pursuant to the requirements of the Securities Exchange Act of 19 34, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                  Capacity               Date



     /s/Richard T. Farmer    Chairman of the Board
     Richard T. Farmer       of Directors and Chief
                             Executive Officer        August 22, 1994



     /s/Robert J. Kohlhepp   President, Secretary
     Robert J. Kohlhepp      and Director            August 22, 1994



     /s/James J. Gardner     Director                August 22, 1994
     James J. Gardner


     /s/Donald P. Klekamp    Director                August 22, 1994
     Donald P. Klekamp



     /s/David T. Jeanmougin  Senior Vice President-
     David T. Jeanmougin     Finance (Principal
                             Financial and Accounting
                             Officer)                August 22, 1994

                         CINTAS CORPORATION
           Schedule I - Marketable Securities - Other Investments
                           May 31, 1994
                          (In Thousands)

                                 Number of Shares
                                or Units-Principle
   Name of Issuer and              Amounts of                 Cost of
   Title of Each Issue           Bonds and Notes             Each Issue

   State and Municipal Government Revenue Bonds:
   Cincinnati, Ohio                     1,500                  $1,523
   Dayton, Ohio                           500                     558

   Ohio State Water Development Agency    500                     560
   Oakwood Village, Ohio                  400                     401
   Covington, Kentucky                    185                     185

   Henderson County, Kentucky             480                     480
   Hillsborough, Florida                  275                     275
   Warren, Arkansas                       745                     745
   Boone County, Kentucky                 490                     490
   Florence, Kentucky                     350                     350
   Kenton County, Kentucky                105                     105
   Clermont County, Ohio                  200                     200
   Cheyenne County, Wyoming               710                     710
   Boone County, Kentucky                  65                      65
   Butler County, Ohio                     95                      95
   Fort Thomas, Kentucky                  470                     470
   Hamilton County, Ohio                  190                     190
   Boone County, Kentucky                 115                     115
   Ohio State Water Development Agency    500                     504
   Cincinnati and Hamilton County, Ohio   100                     100
   Orange County, Florida                 615                     615
   Fairfax, Ohio                           75                      75
   Fort Mitchell, Kentucky                330                     330
   Florence, Kentucky                     260                     260
   University of Alabama                  500                     500
   Kentucky Turnpike Authority            250                     258
   Maricopa County, Arizona               500                     525
   Maricopa County, Arizona               500                     503
   Pima County, Arizona                   300                     306
   Kentucky State Property and Buildings Commission  250          250
   State of Illinois                      500                     510
   Indiana State Educational Facilities   370                     370

                                                    Amount at which
                                               Each Portfolio of Equity
                                 Market Value        Security Issues
                                 of Each Issue  and Each Other Security
   Name of Issuer and             at Balance      Issue Carried in the
   Title of Each Issue            Sheet Date          Balance Sheet

   State and Municipal Government Revenue Bonds:
   Cincinnati, Ohio                   $1,507            $1,523
   Dayton, Ohio                          553               558
   Ohio State Water Development Agency   500               560
   Oakwood Village, Ohio                 400               401
   Covington, Kentucky                   184               185
   Henderson County, Kentucky            478               480
   Hillsborough, Florida                 274               275
   Warren, Arkansas                      742               745
   Boone County, Kentucky                488               490
   Florence, Kentucky                    349               350
   Kenton County, Kentucky               105               105
   Clermont County, Ohio                 199               200
   Cheyenne County, Wyoming              707               710
   Boone County, Kentucky                 65                65
   Butler County, Ohio                    95                95
   Fort Thomas, Kentucky                 468               470
   Hamilton County, Ohio                 189               190
   Boone County, Kentucky                115               115
   Ohio State Water Development Agency   547               504
   Cincinnati and Hamilton County, Ohio  100               100
   Orange County, Florida                613               615
   Fairfax, Ohio                          75                75
   Fort Mitchell, Kentucky               329               330
   Florence, Kentucky                    259               260
   University of Alabama                 500               500
   Kentucky Turnpike Authority           251               258
   Maricopa County, Arizona              501               525
   Maricopa County, Arizona              500               503
   Pima County, Arizona                  301               306
   Kentucky State Property and Buildings Commission 249    250
   State of Illinois                     503               510
   Indiana State Educational Facilities  369               370
                                    -10-


                        CINTAS CORPORATION
      Schedule I - Marketable Securities - Other Investments
                           May 31, 1994
                          (In Thousands)
                                 Number of Shares
                               or Units-Principle
   Name of Issuer and              Amounts of                 Cost of
   Title of Each Issue           Bonds and Notes             Each Issue

   Akron, Ohio                          340                   358
   State of Wisconsin                   250                   257
   State of Hawaii                      500                   501
   Dade County, Florida Health Facilities300                  307
   Milwaukee, Wisconsin                 450                   465
   Pierce County, Washington School District #401  250        254
   Ohio Housing Finance Agency          400                   405
   California Health Facilities          50                    53
   State of California                  500                   503
   Cherokee County, Georgia             100                   108
   Chicago, Illinois Park District       75                    82
   Delaware River Port Authority PA & NJ100                   107
   Hillsborough County, Florida         100                   104
   Houston, Texas                       220                   242
   Lafayette, Louisiana                 190                   204
   Lancanster County, Nebraska Hospital Authority  100        108
   Miami Beach, Florida                  50                    51
   New York State Power Authority       100                   106
   Private Colleges and Universities    100                   108
   San Antonio, Texas                   120                   132
   South Colombia Basin                 100                   109
   Cincinnati, Ohio                     500                   504
   Alemeda County, California           500                   519
   Baltimore County, Maryland         1,475                 1,500
   Beaufort County, North Carolina      150                   152
   Boston, Massachusetts                250                   251
   Dade County, Florida                 100                   103
   State of Delaware                  1,000                 1,054
   Florida Housing Finance Agency       165                   166
   Florida Housing Finance Agency       500                   504
   Honolulu, Hawaii                   1,500                 1,500
   Indiana Bond Bank                  1,500                 1,503
   State of Indiana                   1,000                 1,000
   Intermountain Power Agency, Utah   2,100                 2,100
   Jacksonville, Florida Electric Authority  1,015          1,015

                                                Amount at which
                                            Each Portfolio of Equity
                              Market Value        Security Issues
                              of Each Issue  and Each Other Security
Name of Issuer and             at Balance      Issue Carried in the
Title of Each Issue            Sheet Date          Balance Sheet

      Akron, Ohio                      347                358
      State of Wisconsin               254                257
      State of Hawaii                  496                501
      Dade County, Florida Health Facilities  302         307
      Milwaukee, Wisconsin             456                465
      Pierce County, Washington
      School District #401            249                254
      Ohio Housing Finance Agency      400                405
      California Health Facilities      54                 53
      State of California              500                503
      Cherokee County, Georgia         108                108
      Chicago, Illinois Park District   82                 82
      Delaware River Port Authority PA & NJ  107          107
      Hillsborough County, Florida     103                104
      Houston, Texas                   241                242
      Lafayette, Louisiana             203                204
      Lancanster County, Nebraska
        Hospital Authority             107                108
      Miami Beach, Florida              50                 51
      New York State Power Authority   106                106
      Private Colleges and Universities107                108
      San Antonio, Texas               132                132
      South Colombia Basin             108                109
      Cincinnati, Ohio                 504                504
      Alemeda County, California       524                519
      Baltimore County, Maryland     1,494              1,500
      Beaufort County, North Carolina  153                152
      Boston, Massachusetts            257                251
      Dade County, Florida             102                103
      State of Delaware              1,059              1,054
      Florida Housing Finance Agency   167                166
      Florida Housing Finance Agency   505                504
      Honolulu, Hawaii               1,504              1,500
      Indiana Bond Bank              1,513              1,503
      State of Indiana                 994              1,000
      Intermountain Power Agency, Utah 2,105            2,100
      Jacksonville, Florida Electric Authority 1,010    1,015
                                  -11-

                               CINTAS CORPORATION
             Schedule I - Marketable Securities - Other Investments
                                  May 31, 1994
                                 (In Thousands)

                              Amount at which
                              Number of Shares
                             or Units-Principle
Name of Issuer and              Amounts of                 Cost of
Title of Each Issue           Bonds and Notes             Each Issue
King County, Washington              2,000                  2,023
 Louisa, Virginia Electric Power      400                    400
 Maine State Housing Authority        150                    150
 Metro Transporatation Authority, New York   75               84
 Mount Vernon, Indiana                400                    400
 Municipal Assistance Corporation for
   City of New York                    80                     89
 Northern California Power Agency     100                    100
 Ohio Housing Finance Agency          400                    400
 Phoenix, Arizona                     100                    100
 Regional Transit Authority, Illinois 200                    203
 San Diego, California                 30                     33
 San Jose, California Redevelopment Agency 500               500
 Santa Rosa, California                75                     85
 Tacoma, Washington                   800                    800
 Wake County, North Carolina        2,000                  2,000
 State of Washington                1,845                  1,851
 Washington State Health Care Facilities 1,000             1,000

Subtotal - State and Municipal Government                  39,276
   Revenue Bonds

Money Market Investments:

 Nuveen Tax-Free Mutual Funds       2,300                  2,300
 5/3rd Bank Fountain Square Government
       Cash Reserves Fund             401                   401
 Intercapital Insurance Municipal Bond Trust  500            500
 Munivest Fund II Incorporated         500                   500
 Muniyield Michigan Insured Fund       500                   500
 Van Kampen Merritt Advantage Municipal
    Income Trust                       500                   500

Subtotal - Money Market Investments                         4,701

                                               Amount at which
                                            Each Portfolio of Equity
                              Market Value        Security Issues
                              of Each Issue  and Each Other Security
Name of Issuer and             at Balance      Issue Carried in the
Title of Each Issue            Sheet Date          Balance Sheet

 King County, Washington          2,005                2,023
 Louisa, Virginia Electric Power    400                  400
 Maine State Housing Authority      151                  150
 Metro Transporatation Authority, New York  80            84
 Mount Vernon, Indiana              401                  400
 Municipal Assistance Corporation for
         City of New York            85                   89
 Northern California Power Agency   103                  100
 Ohio Housing Finance Agency        401                  400
 Phoenix, Arizona                   103                  100
 Regional Transit Authority, Illinois 203                203
 San Diego, California               32                   33
 San Jose, California Redevelopment Agency 497           500
 Santa Rosa, California              81                   85
 Tacoma, Washington                 800                  800
 Wake County, North Carolina      2,004                2,000
 State of Washington              1,835                1,851
 Washington State Health Care Facilities  996          1,000

Subtotal - State and Municipal Government 39,095       39,276
   Revenue Bonds

Money Market Investments:

Nuveen Tax-Free Mutual Funds        2,300              2,300
5/3rd Bank Fountain Square Government
       Cash Reserves Fund             401                401
Intercapital Insurance Municipal Bond Trust 500          500
Munivest Fund II Incorporated         500                500
Muniyield Michigan Insured Fund       500                500
Van Kampen Merritt Advantage Municipal
   Income Trust                       500                500

Subtotal - Money Market Investments   4,701              4,701
                                    -12-


                               CINTAS CORPORATION
             Schedule I - Marketable Securities - Other Investments
                                  May 31, 1994
                                 (In Thousands)

                              Number of Shares
                             or Units-Principle
Name of Issuer and              Amounts of                 Cost of
Title of Each Issue           Bonds and Notes             Each Issue
Commercial Paper:
   5/3rd Bank, Cincinnati, Ohio      4,000                   4,000

 United States Government Securities 1,682                   1,720

 Preferred Stocks                    1,500                   1,500

 Other Investments                   1,151                   1,136

Total Marketable Securities and Other Investments          $52,333

                                                Amount at which
                                            Each Portfolio of Equity
                              Market Value        Security Issues
                              of Each Issue  and Each Other Security
Name of Issuer and             at Balance      Issue Carried in the
Title of Each Issue            Sheet Date          Balance Sheet

Commercial Paper:
   5/3rd Bank, Cincinnati, Ohio    4,000                 4,000

 United States Government Securities  1,691              1,720

 Preferred Stocks                  1,505                 1,500


 Other Investments                 1,137                 1,136


Total Marketable Securities and
  Other Investments              $52,129               $52,333

                                      -13-

                               CINTAS CORPORATION
                   Schedule V - Property, Plant, & Equipment
                                 (In Thousands)

                             Balance At
                            Beginning of
   Classification               Year       Additions  Retirements
Year Ended May 31, 1992:
Land                         $ 12,720      $    192   $    ---
Buildings and Improvements     68,811         5,457        400
         Equipment             96,335      17,747        11,213
         Leasehold Improvements   759           9            24
         Construction in Progress          41,682         8,387            ---
                              $220,307     $31,792       $11,637

Year Ended May 31, 1993:

     Land                     $ 12,912     $ 5,385    $      ---
     Buildings and Improvements 83,644       2,155           400
     Equipment                 119,656      14,601         8,324
     Leasehold Improvements        744         150           159
     Construction in Progress   23,506       9,183           ---
                              $240,462     $31,474       $ 8,883

Year Ended May 31, 1994:

     Land                     $ 18,297     $ 1,608     $      71
     Buildings and Improvements100,261       2,106         1,536
     Equipment                 136,347      21,230        10,287
     Leasehold Improvements        735         206            10
     Construction in Progress    7,413      12,103           ---
                              $263,053     $37,253       $11,904

                                                    Balance At
                                                      End of
Classification                          Other          Year
Year Ended May 31, 1992:

          Land                       $---         $12,912
          Buildings and Improvements 9,776 (A)     83,644
          Equipment                 16,787 (A)    119,656
          Leasehold Improvements      ---             744
          Construction in Progress (26,563)(B)     23,506
                                       $   -0-      $240,462

Year Ended May 31, 1993:

     Land                            $  ---      $ 18,297
     Buildings and Improvements      14,862 (A)   100,261
     Equipment                       10,414 (A)   136,347
     Leasehold Improvements             ---           735
     Construction in Progress       (25,276)(B)     7,413
                                       $   -0-     $263,053

Year Ended May 31, 1994:

     Land                           $   ---      $ 19,834
     Buildings and Improvements       7,437 (A)   108,268
     Equipment                        5,151 (A)   152,441
     Leasehold Improvements             ---           931
     Construction in Progress       (12,588)(B)     6,928
                                      $   -0-      $288,402

Depreciation and Amortization
Annual depreciation and amortization provisions have been computed on a straight-line basis in accordance with the following ranges in asset lives:
Item                                            Years
Buildings and Improvements                  40-new; 20-used
Equipment                                        2-10
Leasehold Improvements             lesser of term of lease plus one renewal
period or
expected life of asset

(A)  Transferred from Construction in Progress.
(B)  Transferred to capital asset accounts.

                               CINTAS CORPORATION


             Schedule VI - Accumulated Depreciation, Depletion, and
                 Amortization of Property, Plant, and Equipment
                                 (In Thousands)


                                        Balance At
                                       Beginning of
Classification                            Year        Additions  Retirements
Year Ended May 31, 1992
 Buildings and Improvements              $15,104        $ 4,122        $ 521
 Equipment                                42,295         15,107        9,027
 Leasehold Improvements                      385            130           88
                                         $57,784        $19,359      $ 9,636

Year Ended May 31, 1993:
Buildings and Improvements               $18,705        $ 4,834      $   399
Equipment                                 48,375         18,230        7,897
Leasehold Improvements                       427             85          154
                                         $67,507        $23,149      $ 8,450

Year Ended May 31, 1994:
Buildings and Improvements               $23,140        $ 4,987      $   677
          Equipment                       58,708         19,192        9,891
          Leasehold Improvements             358             89            7
                                         $82,206        $24,268      $10,575


                                                         Balance At
                                                           End of
Classification                               Other          Year
Year Ended May 31, 1992
     Buildings and Improvements                          $18,705
     Equipment                                            48,375
     Leasehold Improvements                                  427
                                                        $ 67,507

Year Ended May 31, 1993:
Buildings and Improvements                                $23,140
Equipment                                                  58,708
Leasehold Improvements                                        358
                                                          $82,206

Year Ended May 31, 1994:
Buildings and Improvements                               $ 27,450
Equipment                                                  68,009
Leasehold Improvements                                        440
                                                          $95,899
                                      -15-

                               CINTAS CORPORATION

         Schedule VIII - Valuation and Qualifying Accounts and Reserves
                                 (In Thousands)
                                                     Additions

                                                  (1)        (2)
                              Balance At      Charged to  Charged to
                             Beginning of     Costs and      Other
     Description                 Year          Expenses    Accounts
May 31, 1992:
Allowance for Doubtful Accounts   $ 2,056       $ 1,279

Accumulated Amortization of
  Customer Service Contracts       15,307         3,394
Accumulated Amortization of
  Non-Compete Agreements           11,484         3,290
Accumulated Amortization of Debt
  Issue and Organization Costs        302            80
                                $27,093         $ 6,764

May 31, 1993

Allowance for Doubtful Accounts   $ 1,375       $ 1,448     $   407

Accumulated Amortization of
 Customer Service Contracts       17,659           4,574
Accumulated Amortization of
 Non-Compete Agreements           14,101           4,228
Accumulated Amortization of Debt
 Issue and Organization Costs        382             181
Accumulated Amortization of
 Goodwill                            -0-              92

                                 $32,142         $ 9,075

                                                            Balance At
                                                               End of
   Description                                Deductions        Year
May 31, 1992:

Allowance for Doubtful Accounts               $ 1,960 (A)    $ 1,375

Accumulated Amortization of
  Customer Service Contracts                    1,042 (B)     17,659
Accumulated Amortization of
  Non-Compete Agreements                          673 (B)     14,101
Accumulated Amortization of Debt
  Issue and Organization Costs                   -0-             382

                                              $ 1,715        $32,142

May 31, 1993

Allowance for Doubtful Accounts              $  1,254 (A)    $ 1,976

Accumulated Amortization of
 Customer Service Contracts                     4,184         18,049
Accumulated Amortization of
 Non-Compete Agreements                         4,574 (B)     13,755
Accumulated Amortization of Debt
 Issue and Organization Costs                     110 (B)      453
Accumulated Amortization of
 Goodwill                                         -0- (B)       92

                                               $ 8,868      $32,349
                                          -16-

                               CINTAS CORPORATION

         Schedule VIII - Valuation and Qualifying Accounts and Reserves
                                 (In Thousands)
                                                     Additions

                                                  (1)        (2)
                              Balance At      Charged to  Charged to
                             Beginning of     Costs and      Other
     Description                 Year          Expenses    Accounts
May 31, 1994

Allowance for Doubtful Accounts   $ 1,976         $ 998        $209

Accumulated Amortization of
  Customer Service Contracts       18,049           5,608
Accumulated Amortization of
  Non-Compete Agreements & Consulting13,755         4,706
Accumulated Amortization of Debt
  Issue and Organization Costs        453             254
Accumulated Amortization of
  Goodwill                             92             222
                                   $32,349       $ 10,790

                                                            Balance At
                                                               End of
   Description                                Deductions        Year

May 31, 1994

Allowance for Doubtful Accounts             $ 1,180(A)       $ 2,003

Accumulated Amortization of
  Customer Service Contracts                  2,134 (B)       21,523
Accumulated Amortization of
  Non-Compete Agreements & Consulting         1,446 (B)       17,015
Accumulated Amortization of Debt
  Issue and Organization Costs                  284 (B)          423
Accumulated Amortization of
  Goodwill                                      314

                                                $ 3,864     $39,275

(A)Uncollectible Accounts Charged-off, Net of Recoveries.
   (B) Elimination of Fully Amortized Amounts.

                            CINTAS CORPORATION

          Schedule X - Supplemental Income Statement Information
                              (In Thousands)



                                             Charged to Costs and Expenses
       Item                                        Year Ended May 31,

                                              1994         1993       1992

Maintenance and Repairs                     $15,303       $14,150    $11,139

Amortization of Deferred Charges            $10,790        $9,075     $6,764

Advertising                                  $5,553           N/A       N/A




Amounts for taxes other than payroll and income taxes, and royalties are not presented as such amounts are less than 1% of total sales and revenues.

                                   EXHIBIT INDEX

     The following is a list of exhibits filed with this Form 10-K:

     Exhibit                                     Page No. In Sequential
     Number       Description of Exhibit            Numbering System

       11         Statement re-computation
                   of per share earnings                   20

       13         Annual Report to Shareholders            22

       21         Subsidiaries of Registrant               47

       23         Consent of Independent Auditors          48

          PAGE

                                    EXHIBIT 11

                   STATEMENT RE COMPUTATION OF PER SHARE EARNINGS





     A.    Weighted average shares outstanding basis:

                                   Fiscal year ended May 31
                               1994           1993            1992

           Net income         $52,170,000    $44,873,000    $39,195,000


           Weighted average
            shares outstanding$46,705,656     46,410,860     46,145,026


           Earnings per share     $1.117          $.967          $.849



     B.    Primary basis:

                                    Fiscal year ended May 31
                              1994            1993           1992

           Net income        $52,170,000     $44,873,000    $39,195,000


           Weighted average
            shares outstanding46,705,656      46,410,860     46,145,026

           Plus - net shares to be
            issued upon exercise
            of dilutive stock options
            after applying treasury
            stock method         778,466         899,884      1,014,799

                           47,484,122      47,310,744     47,159,825


           Earnings per share     $1.099           $.948          $.831

C.    Fully diluted basis:

                                      Fiscal year ended May 31
                                1994            1993          1992

           Net income            $52,170,000   $44,873,000  $39,195,000


           Weighted average
            shares outstanding  46,705,656     46,410,860    46,145,026

           Plus - net shares to be
            issued upon exercise of
            dilutive stock options
            after applying treasury
            stock method           838,043        902,991     1,083,894



                                47,543,699     47,313,851    47,228,920

           Earnings per share       $1.097          $.948         $.830



     Note: Reported earnings per share for each year was based upon weighted average shares outstanding since neither the primary nor fully diluted amounts of per share earnings resulted in a reduction of 3% or more.

     All share data and earnings per share amounts have been adjusted to reflect a two-for-one stock split effective April 2, 1992.


   ELEVEN-YEAR FINANCIAL SUMMARY
   Years Ended May 31
   (in thousands except per share data)



                      1984   1985     1986      1987   1988     1989
   Net Revenues    $93,814 $125,632 $144,621 $185,101 $228,091 $269,260
   Net Income       $7,832    9,446   12,318   14,737   18,550   23,101
   Earnings Per Share $.19      .23      .30      .35     .44      .52
   Dividends Per Share$.02      .02      .02      .03     .04      .05
   Total Assets    $85,406  124,960  165,474  194,847  213,958  228,000
   Shareholders' Equity$52,957 61,621  72,961  86,646  104,710   138,079
   Return on Avg. Equity18.8% 16.5%     18.3%    18.5%   19.4%   19.0%
   Long-Term Debt $14,114 37,279  62,797   70,757   65,490  43,303


                                                                10 Year
                                                                 Compd
                     1990     1991     1992     1993     1994   Growth

   Net Revenues     $311,776 $352,480 $401,563 $452,722 $523,216  18.8%
   Net Income         27,994   31,339   39,195   44,873   52,170  20.9%
   Earnings Per Share    .62     .69    .85(a)     .97      1.12  19.4%
   Dividends Per Share   .07     .09     .11       .14      .17   23.9%
   Total Assets      274,103  326,752  361,261  54,165   501,632  19.4%
   Shareholders' Equity163,026 191,124 225,864 264,914   309,652  19.3%
   Return on Avg. Equity18.6%   17.7%    18.8%    18.3%   18.2%
   Long-Term Debt      54,079   68,974   67,790  103,611  84,184

   (a) Includes earnings of $.06 per share due to the adoption of SFAS No.
   96.
   Note: Results prior to October 1, 1991, have been restated to include Rental Uniform Service of Greenville, S.C., Inc.

                                        -22-
      PAGE

     TO OUR SHAREHOLDERS AND FRIENDS,


          This annual report celebrates our twenty-fifth consecutive year of uninterrupted growth in sales and profits. We have reached significant milestones over these 25 years and have highlighted some of them in this report. During this 25-year period, our sales have grown at a compound rate of 25% and profits have grown at a compound rate of 35%.

          Our vision for the future is bigger and broader than our vision of 25 years ago. With sales of over a half billion dollars and substantial management and financial resources, we are poised to take advantage of the great opportunities available to us.

          There's hardly a business or an industry that doesn't use or need a uniform service of some kind. Cintas is in an excellent position to fill that need. We have grown to become the largest public company specializing in the uniform service business. We are one of the few companies with a national presence and an infrastructure which consists of design and manufacturing capabilities, along with a national distribution system and management structure.

          Cintas has only 13% of the served market and 5% of the potential market which is estimated to be over $10 billion, so the opportunity for continued growth is excellent. We've become quite adept at converting non-users to our service at a rapid rate. In fact, in fiscal 1994, 67% of our new customers were first-time users.

          Acquisitions will continue to play an important role in our future. The industry is highly fragmented and most companies in the business are smaller, family-owned and operated companies, with limited financial and management resources. New technology and government regulations are making it more and more difficult for these smaller companies to compete with larger, better financed and managed firms. Therefore, the reasons for them to merge with or sell to these larger companies are more tangible today than they have ever been.

          And so, the future looks quite promising. The opportunities are fantastic and Cintas is well positioned to take advantage of them.

          Our founding principle has been, and continues to be: To maximize the long-term value of Cintas for our shareholders and working partners by exceeding our customers' expectations. That's more than just a slogan at Cintas - it's an overriding objective that is the single, most important aspect of our corporate
     culture. We also want everyone at Cintas to be an owner - and everyone who has been with the Company for more than one year shares in the ownership.

          The net worth of our top executives consists primarily of Cintas stock. Unlike many public companies where management is motivated more by salaries and bonuses, Cintas people are owners and focus on maximizing the long-term value of the Company.

          Our philosophy of sharing ownership has enabled us to attract a special group of talented people who are united in a common cause and enjoy what they do...people like Larry Harmon and Carl Kettenacker, great sources of strength and energy, will help lead us into the future.

          Larry Harmon, a 12-year partner, has been promoted to Vice
     President of our Western Region after serving as the General
     Manager of our Los Angeles operation. Carl Kettenacker, who was Vice President of the Western Region, is now the Vice President of a newly created Research and Development Group, an organization expected to accelerate the implementation of technological innovations to enhance our quality and improve our costs. With 23 years of experience, Carl is highly qualified for this key position.

          In addition to these senior executives, we have a core of younger talented people who came to us through a management trainee program that we instituted back in 1981. That first class of young, talented college graduates consisted of several bright, ambitious people, most of whom continue to serve Cintas in exciting positions today. They make substantial contributions to our Company in high level positions at early ages...people like Scott Farmer, our youngest corporate officer, and other executives including Todd Gregory, Jim Trucksess, Pete Gilreath, Steve Kling, Steve Mitrione and Jeff Jones. Their grass roots knowledge and understanding of our business enabled them to take on important management assignments, as well as serve as mentors for all of the management trainees we've brought into our Company since then.

          The opportunities for continued growth are exciting, our management team is stronger than it's ever been, and our financial resources are substantial. Therefore, we are confident that we can maintain outstanding growth rates in the future as we have in the past.


     Sincerely yours,



     Richard T. Farmer                   Robert J. Kohlhepp
     Chairman of the Board               President
     Chief Executive Officer             Chief Operating Officer

                                    -24-
     PAGE

ENHANCING THE IMAGE OF WORKING AMERICA

     Fiscal 1994 sales of $523.2 million increased 15.6% from $452.7 million last year. Pretax income of $85.5 million increased 19.8% from $71.3 million last year, while net income of $52.2 million increased 16.3% over $44.9 million in fiscal 1993. Earnings per share increased 15.5% to $1.12 versus $.97 last year.

     We have broken out pretax income and net income separately to highlight the impact of the new tax law which involved retroactive taxes and some minor tax credits. In the first quarter we recorded a one-time tax expense of approximately $1.1 million or $.02 per share. Without this expense, our net income and earnings per share increases would have been more in line with the increase in pretax income.

     Our uniform rental operations, which represent approximately 90% of our business, extended service to five new markets. The Company also completed construction of uniform rental facilities in Kansas City, Kansas; Baton Rouge, Louisiana; and Akron, Ohio, with facilities currently under construction in Portland, Oregon; Phoenix, Arizona; Seattle, Washington; and Charlotte, North

     Carolina. These new facilities are all scheduled to open in fiscal 1995. Sites in other cities have also been purchased for the construction of additional plants. The plans for these additional facilities are currently being finalized and they will be fully operational in fiscal 1996. Our impressive growth over the past 25 years has been both exciting and rewarding. We now have 100 uniform rental operations in 33 states, serving 91 of the top 100 U.S. markets.

     The National Account Division continues to expand, posting a dramatic increase in sales in fiscal 1994. This increase is attributable to existing customers converting to newly- designed uniform programs and to the addition of many new customers to the already impressive list of regional and national companies. The ability to implement major programs of this type is evidence of Cintas' unique capabilities. For example, during the fourth quarter, we efficiently implemented newly-designed uniform programs for three major national accounts and expanded the product line for two other large customers. As a result, our National Account Division had a 41% increase in sales compared to the fourth quarter of fiscal 1993. This is an example of how our systems are able to accommodate demand in a relatively short period of time.

     National presence and distribution capabilities are vital competitive advantages, and are also key reasons for the success of our catalog program. This program was created to provide customers and prospects with a convenient, user-friendly method to order uniforms and any accessory that a person might need on the job, including rain gear, caps, gloves, long underwear, socks and work shoes. When the catalog program first began, sales of these types of products through the rental operations were quite small. However, over the three years since it began, sales have grown dramatically and we anticipate this program becoming a significant contributor to our growth over the next three to five years.

     Acquisitions continue to play an important role in the Company's continued growth. Two acquisitions in fiscal 1994 helped Cintas strengthen its market position in Pittsburgh and Baltimore. A third acquisition, the tailored uniform division of Palm Beach Company, moves us in the direction of becoming a full uniform supplier for some of our customers who previously bought their tailored uniforms and rented our line of industrial work clothes.
       The number of acquisitions made in fiscal 1994 was relatively small compared to recent years. For example, in fiscal 1993, the Company made 17 acquisitions, which exhausted our list of prospects at that time. Cintas will continue to devote significant resources to identifying, evaluating and discussing acquisition opportunities with many new prospects and we expect acquisitions to continue to play a key role in the future growth of our Company.

     As the economic recovery continues, employment levels are rebounding. The improving economy and the fact that we have increased the size of our sales force during the year should enable us to increase our rate of internal growth in fiscal 1995.

     In fiscal 1994 we continued to innovate and improve our products by building new style and comfort into a diversified line of uniforms.  Our fourth manufacturing facility came on stream late in the year and will enable us to sustain growth by increasing our manufacturing capacity. Innovation and product improvement continue to distinguish us from our competitors and play an important role in our pursuit of new customers. Our quality process and our new training programs have enhanced our already
     impressive customer retention.   As a matter of fact, our customer
     retention improved substantially in a very competitive market during fiscal 1994.

     Cintas continues to be successful in convincing companies to adopt a uniform program for the first time. In fiscal 1994, 67% of our new customers were companies that had never had a uniform program before. We began to focus on this undeveloped potential four years ago and the percentage of new business generated from this segment has increased each year since then. We are encouraged by our success in this area and will continue to pursue this strategy.

     Cintas has grown to become the largest public company in this business and one of the few with a national presence. However, we have never given up our "close to the customer" approach to doing business. Cintas is large - but the Company consists of 100 small, local operations. Each operation concentrates on providing personal customer service in their community. Serving customers is a daily mission carried out by 1,350 service sales representatives - Cintas ambassadors who have close, personal relationships with their customers. These ambassadors are Cintas' most important people. They know their customers' needs and expectations and fully understand that superior service is the only way to guarantee life-time customers.

     We continue to dedicate ourselves to training our front-line people. Training programs are constantly being evaluated, updated, expanded and implemented to meet the ever-changing needs of our customers. In addition, Cintas employs exciting new technology to improve quality and efficiency, giving our front-line people the necessary tools they need to deliver superior service.

     We are proud of our past and excited about the prospects for our future. We continue to set new records in revenues and net income year after year. Our dedication to customer satisfaction, attention to detail and commitment to improved quality is the key to our continued success as the country's preferred uniform provider.
                                        -30-
          PAGE

                              Cintas Corporation

                          CONSOLIDATED STATEMENTS OF INCOME
                       Years Ended May 31, 1994, 1993 and 1992
                        (In thousands except per share data)
                                          1994      1993       1992
    Revenues:
       Net rentals                      $464,922   $404,869    $353,163
       Net sales                        58,294     47,853      48,400

                                       523,216    452,722     401,563

     Cost and expenses (income):
       Cost of rentals                 264,477    228,744    203,074
       Cost of sales                    48,868     40,910     40,221
       Selling and administrative
        expenses                       119,446    106,143     95,070
       Interest income                  (1,690)    (1,424)      (580)
       Interest expense                  6,664      7,046      5,572

                                       437,765    381,419    343,357

     Income before income taxes and cumulative effect of change in
     accounting principle               85,451     71,303     58,206
     Income taxes                       33,281     26,430     21,716
     Income before cumulative effect of change in
       accounting principle             52,170     44,873     36,490
     Cumulative effect of change in method of
       accounting for income taxes       ---        ---        2,705
     Net income                        $52,170    $44,873    $39,195

     Weighted average number of
       shares outstanding               46,706     46,411     46,145


     Earnings per share:
       Income before cumulative effect of change in
        accounting principle             $1.12       $.97       $.79
       Cumulative effect of change in method of accounting
        for income taxes                  ---        ---         .06

       Net income                        $1.12       $.97       $.85

     Dividends per share                  $.17       $.14       $.11

                              See accompanying notes.
                                        -32-
          PAGE

                       Cintas Corporation

                         CONSOLIDATED BALANCE SHEETS
                        May 31, 1994 and May 31, 1993
                       (In thousands except share data)
                                                  1994          1993
     Assets
     Current assets:
       Cash and cash equivalents                   $8,449      14,192
       Marketable securities                       52,333      40,777
       Accounts receivable, principally trade,
         less allowance of $2,003 and $1,976,
         respectively                              56,347      48,075
       Inventories                                 29,059      21,452
       Uniforms and other rental items in service  74,132      61,001
       Prepaid expenses                             1,133       1,636

     Total current assets                         221,453     187,133

     Property, plant and equipment, at cost, net  192,503     180,847
     Investments and other assets                  87,676      86,185

                                                 $501,632    $454,165

     Liabilities and Shareholders' Equity          1994        1993

     Current liabilities:
       Accounts payable                           $18,795     $20,637
       Accrued liabilities                         33,488      28,638
       Income taxes:
         Current                                    2,300       1,616
         Deferred                                  21,159       9,823
       Long-term debt due within one year          15,742       4,462

     Total current liabilities                     91,484       5,176

     Long-term debt due after one year             84,184     103,611
     Deferred income taxes                         16,312      20,464

     Shareholders' equity:
       Preferred stock, no par value;
         100,000 shares authorized, none outstanding ---         ---
       Common stock, no par value;
         120,000,000 shares authorized, 46,801,173, and 46,578,791
         shares issued and outstanding, respectively40,939       39,869
       Retained earnings                          269,939     225,722
       Cumulative translation adjustment           (1,226)      (677)

     Total shareholders' equity                   309,652     264,914

                                                 $501,632     $454,165

                              See accompanying notes.

                                      -33-
          PAGE

                           Cintas Corporation

                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      Years Ended May 31, 1994, 1993 and 1992
                                 (In thousands)

                       Common Stock           Cumulative     Total
                                     Retained Translation  Shareholders'
                     Shares   Amount Earnings Adjustment     Equity
   Balance at
   May 31, 1991      46,067  $37,441 $153,630    $53        $191,124
     Net income        ---     ---     39,195    ---          39,195
     Dividends         ---     ---     (5,080)   ---          (5,080)
     Stock options
     exercised net of
     shares surrendered 123      339    ---      ---             339
     Tax benefit
     resulting from
     exercise of
     employee stock options---   645    ---      ---             645
     Translation adjustment---   ---    ---     (359)           (359)

   Balance at May 31,
      1992            46,190  38,425  187,745   (306)        225,864
     Net Income        ---      ---    44,873    ---          44,873
     Dividends         ---      ---    (6,519)   ---          (6,519)
     Effects of
      acquisitions       180     401     (377)   ---              24
     Stock options
      exercised net of
      shares surrendered 209     288     ---     ---             288
     Tax benefit resulting
      from exercise of
     employee stock options---   755     ---     ---             755
     Translation adjustment---   ---     ---    (371)           (371)

   Balance at May 31,
      1993             46,579 39,869  225,722   (677)        264,914
     Net Income          ---    ---    52,170    ---          52,170
     Dividends           ---    ---    (7,953)   ---          (7,953)
     Stock options
      exercised net of
     shares surrendered   222    750     ---     ---             750
     Tax benefit resulting
      from exercise of
     employee stock options---   320     ---     ---             320
     Translation adjustment---   ---     ---    (549)           (549)

   Balance at May 31,
     1994               46,801 $40,939 $269,939 ($1,226)    $309,652

                               See accompanying notes.

                              Cintas Corporation

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Years Ended May 31, 1994, 1993 and 1992
                               (In thousands)
                                             1994       1993      1992
   Cash flows from operating activities:
     Net income                             $52,170   $44,873   $39,195
     Adjustments to reconcile net income
       to net cash provided by operating
       activities:
         Depreciation                        24,271    23,149    19,359
         Amortization of deferred charges    10,789     9,075     6,764
         Provision for losses on accounts
          receivable                            998     1,448     1,279
         Equity in earnings of affiliate       (347)     (159)     (92)
         Change in current assets and liabilities:
          Accounts receivable                (8,053)   (5,768)  (2,726)
          Inventories                       (19,777)   (7,223)  (5,519)
          Prepaid expenses                      503      (479)     (73)
          Accounts payable                   (1,842)    5,770    1,977
          Accrued liabilities                 4,850     4,879    2,332
          Income taxes payable                  684    (1,601)     774
          Deferred income taxes               7,184     7,644     (114)

   Net cash provided by operating activities 71,430    81,608   63,156

   Cash flows from investing activities:
     Proceeds from sale of property, plant
       and equipment                          1,326       274    2,001
     Capital expenditures                   (37,164)  (29,699) (31,597)
     Additions to investments and other assets(2,753)  (5,325)  (6,468)
     Proceeds from sale or redemption of
       marketable securities                 47,053    20,664   16,064
     Purchase of marketable securities      (58,609)  (47,286) (18,158)
     Acquisitions of businesses, net of
      cash acquired                         (11,796)  (42,384) (14,058)

   Net cash used by investing activities    (61,943) (103,756) (52,216)

   Cash flows from financing activities:
     Proceeds from issuance of long-term debt    63    38,384   17,259
     Repayment of long-term debt             (8,410)   (5,726) (22,459)
     Issuance of common stock                   750       689      339
     Tax benefit resulting from exercise
      of employee stock options options         320       755      645
     Dividends paid                          (7,953)   (6,519)  (5,080)


   Net cash provided from (used in) financing
     activities                             (15,230)   27,583   (9,296)

   Net increase (decrease) in cash and
     cash equivalents                        (5,743)    5,435    1,644

   Cash and cash equivalents at beginning
     of year                                 14,192     8,757    7,113

   Cash and cash equivalents at end of year  $8,449   $14,192   $8,757

                                   See accompanying notes.

                                       -35-
      PAGE

                              CINTAS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Amounts in thousands except per share and share data)

     1.  SIGNIFICANT ACCOUNTING POLICIES

         Business description. Cintas provides a highly specialized service to businesses of all types--from small service companies to major corporations that employ thousands of people. The Company designs, manufactures and implements corporate identity uniform programs which it sells or rents to customers throughout the United States.
         Principles of consolidation. The consolidated financial statements include the accounts of Cintas Corporation and its subsidiaries, all of which are wholly-owned. Intercompany balances and transactions have been eliminated.
         Earnings per share is calculated on the basis of the weighted average number of shares of common stock outstanding during the year, including the dilutive effect, if any, of assumed conversion of common stock equivalents.
         Cash flows. For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less, at date of purchase, to be cash equivalents.
         Marketable securities, which consist primarily of industrial revenue bonds and securities issued by the federal government, are carried at cost which approximates market.
         Inventories are valued at the lower of cost (first-in, first-out) or market. Inventories primarily represent finished goods.
         Uniforms and other rental items in service are valued at cost less amortization, calculated using the straight-line method generally over periods of eight to eighteen months.
         Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.
         Service contracts are obtained through the acquisition of businesses and are amortized using the straight-line method over periods of five to ten years.
         Other assets consist primarily of non-compete or consulting agreements obtained through the acquisition of businesses, which are amortized by use of the straight-line method over the estimated lives of the agreements which are generally five to ten years. Other assets also include the excess of purchase price over the fair market value of net assets acquired which are amortized using the straight-line method over forty years.

     2.  PROPERTY, PLANT AND EQUIPMENT                 1994       1993
   Land                                             $19,834   $18,297
   Buildings and improvements                       108,268   100,261
   Equipment                                        152,441   136,347
   Leasehold improvements                               931       735
   Construction in progress                           6,928     7,413
                                                    288,402   263,053
   Less accumulated depreciation                     95,899    82,206

                                                   $192,503  $180,847

   3.  INVESTMENTS AND OTHER ASSETS                  1994      1993
   Equity investment in affiliate                   $6,662     $6,864
   Service contracts, less accumulated amortization
     of $21,523 and $18,049, respectively           36,740     35,366
   Other assets, less accumulated amortization of
     $17,752 and $14,300, respectively              44,274     43,955

                                                   $87,676    $86,185



   4.  LONG-TERM DEBT                                1994       1993
   9.98% senior note payable due 2003               $19,000   $20,000
   Unsecured senior notes payable due through
     2002 at an average rate of 8.73%                20,000    20,000
   Industrial development revenue bonds due through
     2003 at an average rate of 5.39%                 2,675     3,305
   Industrial development revenue bonds, at variable
     interest rates, due through 2006                13,437    13,957
   Unsecured notes due through 2000 at an average
     rate of 5.03%                                   21,039    22,800
   4.80% unsecured note due 1996                     20,000    20,000
   Other long-term obligations                        3,775     8,011
                                                     99,926   108,073
   Less amounts due within one year                  15,742     4,462

                                                    $84,184  $103,611

         Debt in the amount of $38,887 is secured by assets with a carrying value of $38,742 at May 31, 1994 and letters of credit in the amount of $19,757. Maturities of long-term debt during the five years ending May 31, 1999 are: $15,742, $24,536, $18,622,
     $5,977 and $5,771, respectively. At May 31, 1994, the fair value of the Company's outstanding debt approximates its carrying value.

         Interest expense is net of capitalization of $449, $415 and $545 for the years ended May 31, 1994, 1993 and 1992, respectively. Interest paid, net of amount capitalized, was $7,008, $6,917 and $5,483 for the years ended May 31, 1994, 1993 and 1992, respectively.


     5.  LEASES

        The Company conducts operations from several leased facilities and leases certain equipment. Most leases contain renewal options for periods from one to ten years. The lease agreements provide for increases in rentals if the options are exercised based on increases in certain price level factors or prearranged increases. The minimum rental payments for the five years ending May 31, 1999 are: $3,245, $2,807, $2,286, $2,229 and $2,071, respectively.
     Rent expense under operating leases during the years ended May 31, 1994, 1993 and 1992 was approximately $4,258, $3,823 and $3,000, respectively.

                                       -37-
          PAGE

   6.  INCOME TAXES
                                               1994     1993     1992

   Income taxes consist of the following components:
     Current:
       Federal                                 $21,900  $16,002 $15,966
       State and local                           4,197    3,485   2,732
                                                26,097   19,487  18,698
       Deferred                                  7,184    6,943   3,018


                                               $33,281  $26,430 $21,716

   Reconciliation of income tax expense using
    the statutory rate and actual income tax
    expense is as follows:
      Income taxes at the U.S. federal
        statutory rate                         $29,908  $24,243 $19,790
      State and local income taxes, net
        of federal benefit                       3,412    2,658   1,957
      Non-taxable income earned                   (554)    (428)  (155)
      Jobs tax credits                            (602)    (198)  (415)
      Effect of tax rate changes on tax liabilities 1,064   ---    ---
      Other                                         53      155    539


                                                $33,281 $26,430 $21,716

   Components of deferred federal and state income taxes are as follows:

      Uniforms and other rental items in service $4,748  $4,443 $1,839
      Depreciation                                2,129   2,460  2,255
      Other                                         307      40 (1,076)

                                                 $7,184  $6,943  $3,018


          In fiscal 1992, the Company recorded a $2.7 million ($.06 per share) cumulative credit to earnings upon adoption of SFAS No. 96, Accounting for Income Taxes. SFAS No. 109, Accounting for Income Taxes, which superseded SFAS No. 96, was adopted by the Company effective June 1, 1993, without restatement of prior period financial statements or recording of a cumulative adjustment. The adoption of SFAS No. 109 resulted primarily in the reclassification of certain deferred tax balances.

          The components of deferred income taxes included on the balance sheet at May 31, 1994 and 1993 are as follows:

                                                 1994          1993
   Deferred tax assets:
     Employee benefits                          $4,272        $3,333
     Allowance for bad debts and other           2,667         2,447
                                                 6,939         5,780

   Deferred tax liabilities:
     In-service inventory                       27,575        22,827
     Depreciation                               13,509        11,380
     Other                                       3,326         1,860
                                                44,410        36,067

   Net deferred tax liability                  $37,471       $30,287

          The enactment of the Omnibus Budget Reconciliation Act of 1993 (the Act) on August 10, 1993, resulted in increases to corporate marginal tax rates, retroactive to January 1, 1993. In the first quarter of fiscal 1994, in accordance with the requirements of SFAS No. 109, the Company recorded a charge to earnings of $1,064 and adjusted current and deferred tax liabilities to reflect the change in tax rates. The Act also reinstated jobs tax credits retroactive to July, 1992. This reinstatement amounted to $201, which partially offset the one-time tax rate adjustment.

          Income taxes paid were $29,741, $20,938 and $17,924 for the years ended May 31, 1994, 1993 and 1992, respectively.


                                   -38-
          PAGE

7.  ACQUISITIONS

          During fiscal 1994, 1993 and 1992, the Company acquired eight, seventeen and eight uniform rental businesses, respectively.

          Information relating to the acquisitions of uniform rental businesses which were accounted for as purchases is as follows:

                                               1994     1993     1992
      Number of acquisitions                       8       16        7
      Fair value of assets acquired          $11,996  $47,264  $14,058
      Liabilities assumed and incurred           200    4,880     ---
      Total cash paid for acquisitions       $11,796  $42,384  $14,058


          The results of operations from the acquired businesses are included in the consolidated statements of income from the dates of acquisition. The unaudited pro-forma results of operations for the years ended May 31, 1994, 1993, and 1992, assuming the acquisitions had occurred on June 1 of each respective fiscal year would be approximately as follows:

                                               1994     1993     1992
       Revenues                             $529,322  $483,819 $457,102
       Net income                             52,614    45,517   39,867
       Earnings per share                       1.13       .98      .86


          The unaudited pro forma results of operations are not necessarily indicative of the actual operating results that would have occurred had the acquisitions been consummated on June 1 of each respective fiscal year or of future operating results of the combined companies.

          The Company acquired one business in fiscal 1993 in exchange for 180,383 shares of common stock. This acquisition was accounted for as a pooling of interests. The accompanying prior year consolidated financial statements were not restated as the results of operations of this acquisition were not material.

          In fiscal 1992, the Company acquired Rental Uniform Service of Greenville, S.C., Inc. in exchange for 2,616,230 shares of common stock.



     8.  CINTAS PARTNERS' PLAN

          The Cintas Partners' Plan (the Plan) is a non-contributory profit sharing plan and ESOP for the benefit of Company employees who have completed one year of service. Contributions to the Plan are determined at the discretion of the Company. Effective June 1, 1993, the Company added a defined contribution feature to the Plan covering substantially all employees. A maximum 20% matching contribution to the Plan may be made at the Company's discretion. Total contributions, including the Company's matching contribution during fiscal 1994, were $4,300, $3,700 and $3,200 for the years ended May 31, 1994, 1993 and 1992, respectively.

     9.  SHAREHOLDERS' EQUITY

          On February 24, 1992, the Board of Directors approved a two-for-one common stock split, effective April 2, 1992. All per share data and other stock related disclosures appearing in these consolidated financial statements have been adjusted to reflect all stock splits.

     10.  STOCK OPTIONS

          Under a stock option plan adopted by the Company in fiscal 1993, the Company may grant officers and key employees incentive stock options and/or non-qualified stock options to purchase an aggregate of 2,300,000 shares of the Company's common stock. Options are generally granted at the fair market value of the underlying common stock on the date of grant and generally become exercisable at the rate of 20% per year commencing five years after grant, so long as the holder remains an employee of the Company.

          The information presented in the table relates to incentive stock options granted and outstanding under either the plan adopted in fiscal 1993, or under a similar plan which expired in June 1993.



                                                         Stock Option
                                              Shares      Price Range

   Outstanding May 31, 1991
    (163,320 shares exercisable)             1,422,120   $2.67-$15.21

   Granted                                     199,730    21.38-28.25
   Cancelled                                   (41,400)    3.46-23.50
   Exercised                                  (131,126)     2.67-7.96
   Outstanding May 31, 1992
     (278,170 shares exercisable)            1,449,324     2.67-28.25

   Granted                                     121,950    25.25-28.75
   Cancelled                                   (54,120)    3.46-28.25
   Exercised                                  (199,678)     2.67-9.42
   Outstanding May 31, 1993
     (297,654 shares exercisable)            1,317,476     2.67-28.75
   Granted                                     193,750    26.50-27.50
   Cancelled                                   (48,710)    5.92-28.25
   Exercised                                  (226,682)    2.67-12.17
   Outstanding May 31, 1994
     (246,551 shares exercisable)            1,235,834   $3.46-$28.75



        In addition to the outstanding incentive stock options reflected in the table, there were 188,750, 188,750 and 237,750 outstanding non-qualified stock options at May 31, 1994, 1993 and 1992, respectively. During fiscal 1994, 18,000 non-qualified stock options were granted and 18,000 were exercised. At May 31, 1994, the exercise prices of these outstanding options range from $5.92 to $26.50 and 117,120 of these outstanding options were exercisable.

          At May 31, 1994, 4,257,000 shares of common stock are reserved for future issuance.

     11.  QUARTERLY FINANCIAL DATA (UNAUDITED)
         (Amounts in thousands except per share data)

          Following is a summary of the results of operations for each of the quarters within the years ended May 31, 1994 and 1993:

                                        First  Second    Third   Fourth
   May 31, 1994                      Quarter Quarter  Quarter  Quarter
   Revenues from rentals and sales  $122,224 $129,783 $129,385 $141,824
   Gross profit                      $50,217   53,079   51,824   54,751
   Net income                        $10,543   13,580   13,061   14,986
   Earnings per share                  $ .23      .29      .28      .32
   Weighted average number of
     shares outstanding               46,637   46,680   46,717   46,790

   May 31, 1993

   Revenues from rentals and sales  $104,662 $110,980 $112,804 $124,276
   Gross profit                      $42,751   45,244   46,225   48,848
   Net Income                         $9,565   11,647   11,014   12,647
   Earnings per share                   $.21      .25      .24      .27
   Weighted average number of
     shares outstanding               46,217   46,316   46,409   46,574

     REPORT OF AUDIT COMMITTEE


          The Audit Committee (the Committee) of the Board of Directors is composed of three independent directors. The Committee, which held two audit meetings during fiscal year 1994, oversees the Company's financial reporting process on behalf of the Board of Directors.

          In fulfilling its responsibility, the Committee recommended to the Board of Directors the selection of the Company's independent auditors. The Committee discussed with the independent auditors the overall scope and specific plan for their audits. The Committee also discussed the Company's consolidated financial statements and the adequacy of the Company's system of internal control.

          The Committee meets with the Company's independent auditors, without management present, to discuss the results of their audits, their evaluation of the system of internal control and the overall quality of the Company's financial reporting. The meetings also are designed to facilitate any private communications with the Committee desired by the independent auditors.




     Roger L. Howe, Chairman
     Audit Committee
     July 15, 1994



     REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


     The Board of Directors
     Cintas Corporation

          We have audited the accompanying consolidated balance sheets of Cintas Corporation as of May 31, 1994 and 1993, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended May 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cintas Corporation at May 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 1994, in conformity with generally accepted accounting principles.

          As discussed in Note 6 to the consolidated financial statements, the Company has given effect to the changes in accounting for income taxes pursuant to Standards promulgated by the Financial Accounting Standards Board.


     Ernst & Young LLP
     Cincinnati, Ohio
     July 15, 1994
                                       -42-
          PAGE

                   CINTAS CORPORATION
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS


     FISCAL 1994 COMPARED TO FISCAL 1993

          Total revenues for fiscal 1994 increased 15.6% to $523.2 million. Net rental revenues increased 14.8%. Revenues in existing rental operations increased 9.5% while acquisitions accounted for the remaining growth.
          Net sales revenues increased 21.8%. The increase was attributable to the implementation of new uniform programs for several large national accounts and the conversion of existing accounts to newly-designed uniform programs.
         Income before taxes increased 19.8% to $85.5 million. Pre-tax margins improved during the year from 15.7% in fiscal 1993 to 16.3% in fiscal 1994. Margins were impacted favorably primarily by decreases in medical benefits costs and workers compensation as the company continues to focus on cost control measures in these areas. Net interest expense decreased by $.6 million reflecting the repayment of $8.4 million in debt and an increase in interest income.
          The Company's effective tax rate increased from 37.1% to 38.9% as a result of an increase in the federal tax rate.
     Return on equity of 18.2% was comparable with the prior year.
       Cash, cash equivalents and marketable securities increased by $5.8 million due to strong cash flow from internal operations.
     The cash, cash equivalents and marketable securities will be used to finance future acquisitions and capital expenditures. Marketable securities consist primarily of industrial revenue bonds and federal government securities.
       Inventories increased $7.6 million in order to provide service to recent acquisitions and to increase the service level to existing locations.
       Net property, plant and equipment increased by $11.7 million.
     In fiscal 1994, the Company constructed three new uniform rental facilities to accommodate growth in rental operations.
       The current portion of long-term debt increased $11.3 million, in line with the scheduled maturities of long-term debt.
       All other changes in balance sheet accounts correlate with the change in the Company's revenues.

             FISCAL 1993 COMPARED TO FISCAL 1992

       On December 28, 1992, the Company purchased Maryatt Industries for approximately $30 million. The Company financed a portion of this acquisition by borrowing $20 million. Prior to the acquisition, Maryatt Industries had annual sales volume of approximately $28 million and operations in 9 cities primarily in the Pacific Northwest, Arizona and California.
       Total revenues for fiscal year 1993 increased 12.7% to $452.7 million. Net rental revenues increased 14.6%. Revenues in existing rental operations increased 7.5% while acquisitions accounted for the remaining growth.
       Net sales revenue decreased 1.1%. The decrease was attributed to the significant impact on the prior year's sales from the implementation of new uniform programs for several large national companies and the conversion of two major national accounts to newly-designed uniform programs.
       Income before income taxes increased 22.5% to $71.3 million. Pre-tax margins improved during the year from 14.5% in fiscal 1992 to 15.7% in fiscal 1993. The margin improvement resulted from the consolidation of certain Rental Uniform Service of Greenville, S.C., Inc. operations which were in their start-up phase and were incurring substantial losses prior to the acquisition by the Company. Margins were also impacted favorably by increased efficiency due to continued investment in state-of-the-art equipment and facilities as the Company continued to improve its infrastructure.
       The Company's effective tax rate of 37.1% was comparable with the prior year.
       Return on equity of 18.3% compares to the previous year's return of 18.8%. The fiscal 1992 results reflect the impact of adoption of SFAS No. 96, a change in accounting for income taxes which resulted in a cumulative credit of $2.7 million. Excluding this credit to earnings, return on equity would have been 17.6% in fiscal 1992.

       Cash, cash equivalents and marketable securities increased by $32.1 million due to strong cash flow from internal operations and $10.0 million borrowed through a private placement of notes. The cash, cash equivalents and marketable securities will be used to finance future acquisitions and capital expenditures. Marketable securities consist primarily of industrial revenue bonds and federal government securities. Net property, plant and equipment increased by $7.9 million. In fiscal 1993, the Company constructed four new uniform facilities to accommodate growth in rental operations.
       Investments and other assets increased by $36.6 million or 73.8% reflecting service contracts and non-compete or consulting agreements obtained through the acquisition of other uniform businesses.
       All other changes in balance sheet accounts correlated with the change in the Company's revenues.

                     FINANCIAL CONDITION

       At May 31, 1994, the Company had $60.8 million in cash, cash equivalents and marketable securities. The Company's investment policy pertaining to marketable securities is conservative. Preservation of principal while earning an attractive yield are the criteria used in making investments. Working capital increased $8.0 million to $130.0 million due primarily to an increase in cash, cash equivalents and marketable securities.

       Capital expenditures for fiscal 1994 totaled $37.2 million.
     The Company continues to reinvest profits into land, buildings and equipment in order to expand capacity for future growth. The Company anticipates that capital expenditures for fiscal 1995 will approximate $48 million.

       The Company's Board of Directors has authorized the repurchase of up to two million shares of the Company's common stock. The stock may be purchased from time to time as market conditions dictate.

       The Company believes that its current cash position, funds anticipated to be generated from operations and the strength of its banking relationships is sufficient to meet its anticipated financing requirements in the foreseeable future.

       The Company's percentage of debt to total capitalization was 24.4% at May 31, 1994, vs. 29.0% at May 31, 1993.

       During the fiscal year, the Company paid a dividend of $.17 per share. This dividend is an increase of 21%over that paid in fiscal 1993.

                          INFLATION

       Management believes inflation has not had a material impact on the Company's financial condition or a negative effect on operations.

    Shareholder Information


     EXECUTIVE OFFICES                10-K REPORT

     Cintas Corporation           A copy of the Form 10-K annual
     6800 Cintas Boulevard        report filed with the Securities
     P.O. Box 625737              and Exchange Commission for the
     Cincinnati, Ohio  45262-5737 year ended May 31, 1994, is
                                  available at no charge
                                  to shareholders.  Direct requests
                                  in writing for this report or
                                  other information to:


     AUDITORS                     David T. Jeanmougin
                                  Senior Vice President, Finance
     Ernst & Young LLP            Cintas Corporation
     250 E. Fifth Street          6800 Cintas Boulevard
     1300 Chiquita Center         P.O. Box 625737
     Cincinnati, Ohio  45202      Cincinnati, Ohio  45262-5737
                                  (513) 459-1200

     STOCK LISTING              MARKET FOR REGISTRANT'S COMMON STOCK
                                AND RELATED SECURITY HOLDER MATTERS
     Cintas Corporation Common
     Stock is traded on the       The Common Stock of Cintas
     NASDAQ National Market       Corporation is traded
     System.  The symbol is CTAS. in the over-the-counter market
                                  (NASDAQ National Market System,
                                  symbol: CTAS).  At May 31, 1994,
                                  there were approximately 1,600
                                  stockholders of record of the
                                  Corporation's Common Stock.  The
     REGISTRAR AND TRANSFER AGENT Company believes that this
                                  represents approximately
     The Fifth Third Bank         10,000 beneficial owners.
     38 Fountain Square Plaza     The following table shows the high
     Cincinnati, Ohio  45263      and low closing prices by quarter
                                  during the last two fiscal
     (513) 579-5300               years.


    ANNUAL MEETING               Fiscal 1994         Fiscal 1993

October 13, 1994
                        Quarter ended  High  Low Quarter ended  High   Low
Cintas Corporate Office  May 1994     327/8 293/4  May 1993     31    251/4
6800 Cintas Boulevard  February 1994  341/2 281/2 February 1993 301/4 251/2
Cincinnati, Ohio        November 1993 311/2  25   November 1992 281/2 241/2
10:00 a.m.               August 1993  291/4 243/4  August 1992  301/4 233/4


PAGE

                                           EXHIBIT 21

                  SUBSIDIARIES OF REGISTRANT


                                                STATE/PROVINCE OF
          NAME                                    INCORPORATION

     Cintas Corporation - East Coast             Massachusetts

     Cintas Corporation - Ohio                        Ohio

     Cintas Corporation No. 1                         Ohio

     Cintas Corp. No. 5                            Michigan

     Cintas Corp. No. 13                          Pennsylvania

     Cintas Corporation No. 41                      Maryland

     Cintas Sales Corporation                        Ohio

     Cintas Corp. No. 45                         North Carolina

     Corporate Business Services, Inc.             Illinois

     Cintas - R.U.S., Inc.                      South Carolina

     Cintas Corporation Canada, Inc.            Ontario, Canada

     Cintas Cleaning Service, Inc.                   Ohio

                                      -46-
          PAGE

                                                  Exhibit 23

                      CONSENT OF INDEPENDENT AUDITORS

     We consent to the incorporation by reference in this Annual Report on Form 10-K of Cintas Corporation of our report dated July 15, 1994, included in the 1994 Annual Report to Shareholders of Cintas
     Corporation.

     Our audits also included the financial statement schedules of Cintas Corporation listed in Item 14(a). These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements as a whole, present fairly in all material respects the information set forth therein.

     We also consent to the incorporation by reference in the Registration Statement Number 33-23228 on Form S-8 pertaining to the Incentive Stock Option Plan and Registration Statement Number
     33-71124 on Form S-8 pertaining to the 1990 Directors Plan and
     1992 Stock Option Plan, of our report dated July 15, 1994, with respect to the financial statements and schedules of Cintas
     Corporation incorporated by reference in this Annual Report on Form 10-K for the year ended May 31, 1994.


     Ernst & Young LLP
     Cincinnati, Ohio
     August 25, 1994

