Form 10-Q
period 1994-08-31
CINTAS CORP
filed 1994-10-14
CIK 723254

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


     ( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended August 31, 1994

                                      OR

     (   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ___________ to
           ___________________

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


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and(2) has been subject to such filing requirements for the past 90 days.

     Yes   X            No

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class              Outstanding October 7, 1994
     Common Stock, no par value               46,724,055


                                (Page 1 of 10)

                         CINTAS CORPORATION
                                INDEX




                                                    Page No.
     Part I.   Financial Information:


     Consolidated Condensed Balance Sheet -
       August 31, 1994 and May 31, 1994                    3

     Consolidated Condensed Statement of Income -
       Three Months Ended August 31, 1994 and 1993         4

     Consolidated Condensed Statement of Cash Flows -
       Three Months Ended August 31, 1994 and 1993         5

     Notes to Consolidated Condensed Financial Statements  6

     Management's Discussion and Analysis of Financial
       Condition and Results of Operations                 9



     Part II.  Other Information                          10

     Signatures                                           10

                         CINTAS CORPORATION
                 CONSOLIDATED CONDENSED BALANCE SHEET
                       (Dollars in Thousands)


                                         August 31,  May 31,
                                            1994      1994
                                        (Unaudited)

                                  ASSETS
     Current assets:
       Cash and cash equivalents         $   8,798  $  8,449
       Marketable securities                48,260    52,333
       Accounts receivable (net)            58,033    56,347
       Inventories                          33,937    29,059
       Uniforms and other rental items in
          service                           75,948    74,132
       Prepaid expenses                        734     1,133
         Total current assets              225,710   221,453
     Property, plant and equipment:
       Cost                                297,276   288,402
       Less accumulated depreciation       (99,464) (95,899)
                                           197,812   192,503
     Investments and other assets           85,343    87,676
                                         $ 508,865  $501,632


     LIABILITIES AND SHAREHOLDERS' EQUITY

     Current liabilities:
       Accounts payable                  $  20,621  $ 18,795
       Accrued liabilities                  29,195    33,488
       Income taxes -
         Current                             7,845     2,300
         Deferred                           22,068    21,159
       Long-term debt due within one year    9,171    15,742
         Total current liabilities          88,900    91,484
       Long-term debt due after one year    83,533    84,184
     Deferred income taxes                  17,399    16,312
     Shareholders' equity:
       Preferred stock, no par value,
       100,000 shares authorized, none
       outstanding                           -----     -----
       Common stock, no par value,
       120,000,000 shares authorized,
       46,713,283 shares issued and
       outstanding                          41,213    40,939
        (46,801,173 at May 31, 1994)
       Treasury stock                       (4,757)    -----
       Retained earnings                   283,700   269,939
       Cumulative translation adjustment    (1,123)  (1,226)
         Total shareholders' equity        319,033   309,652
                                          $508,865  $501,632

                               See accompanying notes.

                           CINTAS CORPORATION
             CONSOLIDATED CONDENSED STATEMENT OF INCOME
                             (Unaudited)
           (Dollars in Thousands Except Per Share Amounts)


                                          Three months ended
                                               August 31,
                                            1994       1993
     Revenues:
       Net rentals                      $127,294    $111,916
       Net sales                          14,743      10,308
                                         142,037     122,224
     Costs and expenses (income):
       Cost of rentals                    72,190      62,728
       Cost of sales                      12,366       9,279
       Selling and administrative expenses34,265      30,417

     Interest income                        (498)      (306)
       Interest expense                    1,521       1,813
                                         119,844     103,931


     Income before income taxes           22,193      18,293

     Income taxes                          8,433       7,750

     Net income                         $ 13,760   $  10,543

     Earnings per share                 $    .29   $     .23

     Weighted average number of shares
       outstanding                    46,805,209  46,636,715















                          See accompanying notes.

                         CINTAS CORPORATION
           CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
            THREE MONTHS ENDED AUGUST 31, 1994 and 1993
                             (Unaudited)
                      (Dollars in thousands)

                                          Three Months Ended
                                              August 31,

     Cash flows from operating activities: 1994       1993
     Net income                           $13,760    $10,543
     Adjustments to reconcile net
     income to net cash provided
     by operating activities:
       Depreciation                         6,381      5,926
       Amortization of deferred charges     2,726      2,651
       Provision for losses on accounts
         receivable                           429        272
       Change in current assets and liabilities:
         Accounts receivable               (2,115)   (3,122)
         Inventories                       (6,694)   (5,950)
         Prepaid expenses                     399      (130)
         Accounts payable                   1,826     3,580
         Accrued liabilities               (4,293)  (12,358)
         Income taxes payable               5,545     2,610
         Deferred income taxes              1,996     4,542

     Net cash provided by operating activities19,960  8,564

     Cash flows from investing activities:

     Capital expenditures                 (11,690)   (7,499)
     Change in investments and other assets  (249)      779
     Proceeds from sale or redemption of
       marketable securities                7,916     5,136
     Purchase of marketable securities     (3,843)  (13,767)
     Acquisition of businesses net of cash
       acquired                               (40)   (1,056)

       Net cash used by investing activities(7,906) (16,407)

     Cash flows from financing activities:

     Repayment of long-term debt            (7,222)    (706)
     Issuance of common stock                  225      245
     Tax benefit resulting from exercise of
       employee stock options                   11      126
     Purchase of treasury stock             (4,719)     ---

       Net cash used in financing activities(11,705)   (335)

     Net (decrease) increase in cash and
       cash equivalents                         349  (8,178)

     Cash and cash equivalents at beginning
       of period                              8,449   14,192

     Cash and cash equivalents at end
       of period                            $ 8,798  $ 6,014


                                    See accompanying notes.

                         CINTAS CORPORATION
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              (Unaudited)

     1. The consolidated condensed financial statements of Cintas Corporation (the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes included in the Company's most recent annual report for the fiscal year ended May 31, 1994.

     2. Interim results are subject to variations and are not necessarily indicative of the results of operations for a full fiscal year. In the opinion of management, except as discussed in Note 3., all adjustments (which include only normal recurring adjustments) necessary for a fair statement of the results of the interim periods shown have been made.

     3. The Company's net income and earnings per share for the three months ended August 31, 1993 were adversely impacted by one-time tax adjustments relating to the Omnibus Budget Reconciliation Act of 1993, a new tax law enacted on August 10, 1993. The new tax law resulted in increases to corporate marginal tax rates, retroactive to January 1, 1993. In the quarter ended August 31, 1993, in accordance with the requirements of SFAS No. 109, the Company recorded a charge to earnings of $1,064,000 and adjusted current and deferred tax liabilities to reflect the change in tax rates. The Act also reinstated jobs tax credits retroactive to July 1992. This reinstatement amounted to $201,000, which partially offset the one-time tax rate adjustment. The effects of these one-time tax adjustments reduced earnings per share in the quarter ended August 31, 1993, by $.02 per share.

     4. The Company adopted SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, in the first quarter of fiscal 1995. While the adoption of SFAS No. 115 did not require restatement of prior year results or have any financial impact for the quarter ended August 31, 1994, certain disclosure requirements are necessary.

     Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. All the Company's marketable equity securities and debt securities are considered to be available-for-sale. The unrealized gains and losses (net of tax) for these securities are reported as a component of shareholders' equity. At August 31, 1994, the difference between cost and fair value for the Company's marketable securities was not significant and not reported as a component of shareholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value determined to be other-than-temporary on available-for-sale securities are included in investment income. The cost of the securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

          The following is a summary of available-for-sale securities:


                                  Available-for-Sale Maturities

                                    Gross     Gross
                                 Unrealized Unrealized
  Estimated
    (In Thousands)         Cost     Gains    Losses   Fair
  Value
    August 31, 1994
    Obligations of states
    and political subdivisions$37,593  $12     $292     $37,313
    U.S. Treasury securities
     and obligations of U.S.
     government agencies        1,535    0       24       1,511
    Other debt securities       7,231    0        0       7,231
                               46,359   12      316      46,055
    Equity securities           1,901    0        0       1,960
                              $48,260  $12     $316     $48,015

       The amortized cost and estimated fair value of debt and marketable equity securities at August 31, 1994, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay the obligations without prepayment penalties.

                                                     Estimated
         (In Thousands)                      Cost   Fair Value

       Available-for-sale
       Due in one year or less              $29,262   $29,216
       Due after one year through three years14,161   13,987
       Due after three years                  4,837     4,812
                                            $48,260   $48,015

       5.   Stock Options:

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

       At May 31, 1994, options as to 1,235,834 shares were outstanding at prices ranging from $3.46 - $28.75 per share. Of these options outstanding, 246,551 were exercisable at May 31, 1994. On July 19, 1994, additional options as to 214,950 shares exercisable at $31.815 per share were granted under the plan. During the first quarter of fiscal 1995, options as to 66,629 shares were exercised ranging in price from $3.46 to $12.17 per share.

       In fiscal year 1991, the Company adopted a stock option plan for the non-employee members of its Board of Directors, and granted options for 30,000 shares of common stock. Options were granted at 100% of the market value of the underlying Common Stock on the date immediately prior to the grant and become exercisable at a rate of 25% per year commencing two years after grant, so long as the holder remains on the Board of Directors. As of August 31, 1994, options for
     24,000 shares are outstanding of which 12,000 shares are exercisable.

          6. On July 20, 1994, the Company announced that its Board of Directors authorized the repurchase of up to two million shares of the Company's common stock in the open market or through privately negotiated transactions. The repurchased shares will be used to fund future acquisitions. The stock may be purchased from time to time as market conditions dictate.

          7.   Inventories:

          Inventories are valued at the lower of cost
          (first-in, first-out) or market. Substantially all inventories represent finished goods.

          8. Supplemental Cash Flow Disclosures:

     Cash paid through the three months ended August
     31, 1994 and 1993.

                                           1994      1993
          Interest, net of amount
      capitalized                      $1,227,000$1,210,000
          Income taxes                 $1,013,000  $734,000


          9.   Subsequent Events:

          On October 13,1994, the Company held its 1994 Annual Shareholders' Meeting at which shareholders voted to adopt the 1994 Directors' Stock Option Plan. The plan provides for each non-employee Director of the Company to be granted an option to purchase 1,000 shares of Cintas Common Stock, and, upon each subsequent election as a director, another option for 1,000 shares. The total number of shares for which options may be granted under this plan is 30,000 shares.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF
     OPERATIONS

          Total revenues increased 16% in the first quarter of fiscal 1995 over the same period in fiscal 1994.
     Net rental revenue increased 14% for the three months ended August 31, 1994, over the same period in the prior fiscal year. Growth in the customer base and price increases in established operations for the three months ended August 31, 1994, accounted for a 12% increase in rental revenues and the remaining 2% was due primarily to acquisitions. First quarter revenues from the sale of uniforms and other direct sale items increased 43% over the prior year's first quarter principally as a result of an increase in unit sales and other direct sale items. The increases in revenues from the sale of uniforms and other direct sale items were not significantly affected by acquisitions.

          Pre-tax income increased 21% for the three months ended August 31, 1994, over the same period in fiscal
     1994.

     In the quarter ended August 31, 1993, net income and earnings per share were adversely impacted by one-time tax adjustments relating to the Omnibus Budget Reconciliation Act of 1993, a new tax law enacted on August 10, 1993. The new tax law resulted in increases to corporate marginal tax rates, retroactive to January 1, 1993. In the quarter ended August 31, 1993, in accordance with the requirements of SFAS No. 109, the Company recorded a charge to earnings of $1,064,000 and adjusted current and deferred tax liabilities to reflect the change in tax rates. The Act also reinstated jobs tax credits retroactive to July
     1992. This reinstatement amounted to $201,000, which partially offset the one-time tax rate adjustment. The effect of these one-time tax adjustments reduced earnings per share in the quarter ended August 31, 1993, by $.02 per share.

          Income from operations, which excludes interest income and interest expense, as a percent of revenues was 16% for both the quarters ended August 31, 1994, and 1993.

          Net interest expense (interest expense less interest income) was $1,023,000 for the first quarter of fiscal 1995, compared to $1,507,000 in the first quarter of fiscal 1994. Net interest expense has decreased due to an increase in interest income and lower interest expense as a result of a reduction in total debt.


          Financial Condition

          Long-term debt has decreased since May 31, 1994, primarily due to the repayment of several industrial revenue bonds for facilities located in Cleveland, Ohio; Tampa, Florida; and Dallas, Texas.

          The Company believes that its capital requirements for operations, capital improvements, repayment of long-term debt and dividends can be made from funds on hand and funds generated from operations.

                           CINTAS CORPORATION


          Part II.  Other Information

             Item 6.    Exhibits and Reports on Form 8-K
                    (b.)No reports were filed on Form 8-K
                         during the quarter.










                                Signatures



             Pursuant to the requirements of the Securities
     Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         CINTAS CORPORATION
                           (Registrant)




     Date:   October 13, 1994       David T. Jeanmougin


                                    David T. Jeanmougin
                               Senior Vice President-Finance
                                 (Chief Financial Officer)