Form 10-Q/A
period 1994-02-28
CINTAS CORP
filed 1994-12-06
CIK 723254

[ARTICLE] 5

[PERIOD-TYPE]                   QTR-1
[FISCAL-YEAR-END]                          MAY-31-1995
[PERIOD-END]                               AUG-31-1994
[CASH]                                       8,798,000
[SECURITIES]                                48,260,000
[RECEIVABLES]                               58,033,000
[ALLOWANCES]                                         0
[INVENTORY]                                109,885,000
[CURRENT-ASSETS]                           225,710,000
[PP&E]                                     297,276,000
[DEPRECIATION]                              99,464,000
[TOTAL-ASSETS]                             508,865,000
[CURRENT-LIABILITIES]                       88,900,000
[BONDS]                                              0
[COMMON]                                    41,213,000
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[OTHER-SE]                                 277,820,000
[TOTAL-LIABILITY-AND-EQUITY]               508,865,000
[SALES]                                    142,037,000
[TOTAL-REVENUES]                           142,037,000
[CGS]                                       84,556,000
[TOTAL-COSTS]                              128,277,000
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                           1,521,000
[INCOME-PRETAX]                             22,193,000
[INCOME-TAX]                                 8,433,000
[INCOME-CONTINUING]                                  0
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                13,760,000
[EPS-PRIMARY]                                     0.29
[EPS-DILUTED]                                        0