Form 10-Q/A
period 1994-08-31
CINTAS CORP
filed 1994-12-14
CIK 723254

FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549


   ( X )     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
   For the quarterly period ended August 31, 1994

                                 OR

   (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
   For the transition period from ___________ to _______________

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

                               (Page 1 of 10)
                         CINTAS CORPORATION


   Part II.  Other Information

       Item 6.   Exhibits and Reports on Form 8-K

             (a.)  Exhibit Index

                   Exhibit Number     Description of Exhibit

                       27             Financial Data Schedule

             (b.)  No reports were filed on Form 8-K during the
                  quarter.










                          Signatures



      Pursuant to the requirements of the Securities Exchange
   Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 CINTAS CORPORATION
                                    (Registrant)




   Date:  December 14, 1994     David T. Jeanmougin

                                David T. Jeanmougin
                                Senior Vice President - Finance
                               (Chief Financial Officer)