Form 10-Q
period 1994-11-30
CINTAS CORP
filed 1995-01-13
CIK 723254

FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549


   ( X )  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
   For the quarterly period ended November 30, 1994

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

   Yes   X            No

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                   Outstanding January 9, 1995
   Common Stock, no par value               46,919,314

                          (Page 1 of 10)

                          CINTAS CORPORATION
                                INDEX



                                                      Page No.
   Part I.   Financial Information:

   Consolidated Condensed Balance Sheet -
     November 30, 1994 and May 31, 1994                    3

   Consolidated Condensed Statement of Income -
     Three Months and Six Months Ended
     November 30, 1994 and 1993                            4

   Consolidated Condensed Statement of Cash Flows -
     Six Months Ended November 30, 1994 and 1993           5

   Notes to Consolidated Condensed Financial Statements    6

   Management's Discussion and Analysis of Financial
     Condition and Results of Operations                   8


   Part II.  Other Information                             9

   Signatures                                             10


                          CINTAS CORPORATION
                  CONSOLIDATED CONDENSED BALANCE SHEET
                         (Dollars in Thousands)

                                      November 30,    May 31,
                                          1994         1994
                                      (Unaudited)

   ASSETS
   Current assets:
     Cash and cash equivalents        $   9,260    $   8,449
     Marketable securities               35,571       52,333
     Accounts receivable (net)           65,734       56,347
     Inventories                         35,841       29,059
     Uniforms and other rental
       items in service                  79,491       74,132
     Prepaid expenses                     1,170        1,133
       Total current assets             227,067      221,453
   Property, plant and equipment:
     Cost                               309,423      288,402
     Less accumulated depreciation     (103,974)     (95,899)
                                        205,449      192,503
   Investments and other assets          94,580       87,676
                                      $ 527,096    $ 501,632


   LIABILITIES AND SHAREHOLDERS' EQUITY

   Current liabilities:
     Accounts payable                 $  18,448    $  18,795
     Accrued liabilities                 33,598        3,488
     Income taxes -
       Current                            4,473        2,300
       Deferred                          22,660       21,159
     Long-term debt due within one year   9,079       15,742
       Total current liabilities         88,258       91,484
     Long-term debt due after one year   82,188       84,184
   Deferred income taxes                 16,875       16,312
   Shareholders' equity:
     Preferred stock, no par value,
     100,000 shares authorized, none
       outstanding                       ------       -----
     Common stock, no par value,
     120,000,000 shares authorized,
     46,900,187 shares issued and
     outstanding
      (46,801,173 at May 31, 1994)       41,462       40,939
     Retained earnings                  299,456      269,939
     Cumulative translation adjustment   (1,143)      (1,226)
       Total shareholders' equity       339,775      309,652

                                      $ 527,096    $ 501,632

                            See accompanying notes.

                            CINTAS CORPORATION
              CONSOLIDATED CONDENSED STATEMENT OF INCOME
                               (Unaudited)
            (Amounts in Thousands Except Per Share Amounts)

                        Three months ended    Six Months ended
                           November 30           November 30

                         1994       1993       1994     1993
   Revenues:
     Net rentals       $132,494  $114,280   $259,788  $226,196
     Net sales           19,097    15,503     33,840    25,811
                        151,591   129,783    293,628   252,007

   Costs and expenses (income):
     Cost of rentals     75,610    63,877    147,800   126,605
     Cost of sales       16,479    12,827     28,845    22,106
     Selling and
      administrative
      expenses           32,793    29,866     67,058    60,283
   Interest income         (438)     (447)      (936)    (753)
     Interest expense     1,824     1,754      3,345     3,567
                        126,268   107,877    246,112   211,808

   Income before income
     taxes               25,323    21,906     47,516    40,199

   Income taxes           9,567     8,326     18,000    16,076

   Net income          $ 15,756  $ 13,580   $ 29,516  $ 24,123


   Earnings per share  $    .34  $    .29   $    .63  $    .52

   Weighted average
    number of shares
    outstanding          46,829    46,680     46,815    46,658

                        See accompanying notes.

                         CINTAS CORPORATION
            CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                            (Unaudited)
                       (Dollars in thousands)

                                          Six Months Ended
                                            November 30,
   Cash flows from operating activities:    1994       1993

   Net income                              $29,516    $24,123
   Adjustments to reconcile net
   income to net cash provided
   by operating activities:
     Depreciation                           12,954     11,965
     Amortization of deferred charges        5,538      5,348
     Provision for losses on accounts
       receivable                              363        587
     Change in current assets and liabilities:
       Accounts receivable                  (9,440)    (8,224)
       Inventories                         (12,037)   (11,132)
       Prepaid expenses                        (18)      (468)
       Accounts payable                       (417)     5,949
       Accrued liabilities                     101     (9,753)
       Income taxes payable                  2,173      5,706
       Deferred income taxes                 2,064      4,412

   Net cash provided by operating activities 30,797    28,513

   Cash flows from investing activities:

   Capital expenditures                     (25,346)  (15,595)
   Change in investments and other assets      (319)      540
   Proceeds from sale or redemption of
     marketable securities                   32,469    14,965
   Purchase of marketable securities        (15,707)  (25,389)
   Acquisition of businesses net of
     cash acquired                           (5,911)   (6,075)

     Net cash used by investing activities  (14,814)  (31,554)

   Cash flows from financing activities:

   Proceeds from issuance of long-term debt   -----        63
   Repayment of long-term debt               (8,659)   (2,537)
   Issuance of common stock                     457         227
   Tax benefit resulting from exercise of
     employee stock options                      74       362
   Purchase of treasury stock                (7,044)    -----

     Net cash used in financing activities  (15,172)  (1,885)

   Net increase (decrease) in cash and cash
     equivalents                                811   (4,926)

   Cash and cash equivalents at beginning
     of period                                8,449   14,192

   Cash and cash equivalents at end of period $9,260 $ 9,266



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

   4. The Company adopted SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, in the first quarter of fiscal 1995. The adoption of SFAS No. 115 did not require restatement of prior year results or have any financial impact upon adoption. At November 30, 1994, the difference between cost and fair value for the Company's marketable securities was not significant and not reported as a component of shareholders' equity.

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

     At May 31, 1994, options as to 1,235,834 shares granted under the 1993 plan and a previous plan, were outstanding at prices ranging from $3.46 - $28.75 per share. Of these options outstanding, 246,551 were exercisable at May 31, 1994. On July 19, 1994, additional options as to 214,950 shares exercisable at $31.815 per share were granted under the plan. During the first quarter of fiscal 1995, options as to 66,629 shares were exercised ranging in price from $3.46 to $12.17 per share. During the second quarter of fiscal 1995, options as to 36,259 shares were exercised ranging in price from $5.92 to $12.17.

     In fiscal year 1991, the Company adopted a stock option plan for the non-employee members of its Board of Directors, and granted options for 30,000 shares of common stock. Options were granted at 100% of the market value of the underlying Common Stock on the date immediately prior to the grant and become exercisable at a rate of 25% per year commencing two years after grant, so long as the holder remains on the Board of Directors. On October 13, 1994, shareholders voted to adopt the 1994 Directors' Stock Option Plan. The plan provides for each non-employee Director of the Company to be granted an option to purchase 1,000 shares of Cintas Common Stock, and, upon each subsequent election as a Director, another option for 1,000 shares. The total number of shares which may be granted under this plan is 30,000 shares. Options under the 1994 Directors' Stock Option Plan were granted at 100% of the market value of the underlying Common Stock on the date of grant and become exercisable at a rate of 25% per year commencing one year after grant, so long as the holder remains on the Board of Directors. As of November 30, 1994, under both Directors' plans, options for 29,000 shares are outstanding, ranging in price from $13.33 to $33.50, of which 18,000 shares are exercisable.


   6. On July 20, 1994, the Company announced that its Board of Directors authorized the repurchase of up to two million shares of the Company's common stock in the open market or through privately negotiated transactions. The primary purpose of purchasing these shares was to fund future acquisitions. During the second quarter, the Company, in following this plan, reissued its treasury shares which were acquired for $7,044,000 in the first six months of fiscal 1995 to fund an acquisition. The acquisition will add approximately $4 million in annual revenues.

   7.  Inventories:

     Inventories are valued at the lower of cost (first-in, first-out) or market. Substantially all inventories represent finished goods.


   8.  Supplemental Cash Flow Disclosures:

       Cash paid through the six months ended November 30, 1994 and 1993.

                                            1994        1993
   Interest, net of amount capitalized   $3,299,000 $3,542,000
   Income taxes                         $13,588,000 $6,079,000

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Total revenues increased 17% for the three months and six months ended November 30, 1994, over the same periods in the prior fiscal year. Net rental revenue increased 16% and 15% for the three months and six months ended November 30, 1994, respectively, over the same periods in fiscal 1994. Growth in the customer base and price increases in established operations accounted for a 13% increase and the remaining 2% was due primarily to acquisitions. Second quarter revenues from the sale of uniforms and other direct sale items increased 23% over the prior year's second quarter. For the six months ended November 30, 1994, sales increased 31% over the same period in fiscal 1994. The increase in revenues from the sale of uniforms and other direct sale items is attributable to an increase in unit sales and was not significantly affected by acquisitions.

   Net income increased 16% and 22% for the three months and six months ended November 30, 1994, respectively, over the same periods in fiscal 1994. The increase in net income for the six months ended November 30, 1994, over the same period in the prior year was primarily the result of increased revenues, however, net income and earnings per share reported for the six months ended November 30, 1993, were adversely impacted by one-time tax adjustments relating to the Omnibus Budget Reconciliation Act of 1993, a new tax law enacted on August 10, 1993. The new tax law resulted in increases to corporate marginal tax rates, retroactive to January 1, 1993. The reported tax expense for the six months ended November 30, 1993, in accordance with the requirements of SFAS No. 109, includes a charge to earnings of $1,064,000 and an adjustment to current and deferred tax liabilities to reflect the change in tax rates. The Act also reinstated jobs tax credits retroactive to July 1992. This reinstatement amounted to $201,000, which partially offset the one-time tax rate adjustment. The effect of these one-time tax adjustments reduced earnings per share in the six months ended November 30, 1993, by $.02 per share.

   Net interest expense (interest expense less interest income) was $1,386,000 and $2,409,000 for the second quarter and six months ended November 30, 1994, respectively, compared to $1,307,000 and $2,814,000, respectively, for the same two periods in the prior fiscal year. Net interest expense for the three months ended November 30, 1994, has increased over the same period in the prior year due to a decrease in interest income. For the six months ended November 30, 1994, interest expense has decreased primarily due to an overall reduction in total debt.

   During the second quarter, the Company, in following a stock repurchase plan which was previously approved by the Board of Directors on July 20, 1994, reissued its treasury stock which had been acquired in the first six months of fiscal 1995 to fund an acquisition. The acquisition will add approximately $4 million in annual revenues.

   During the second quarter of fiscal 1995, the Company opened a newly constructed rental uniform facility in Portland, Oregon. Final stages of construction are also taking place in Charlotte, North Carolina, and Seattle, Washington.

   Financial Condition

   Property, plant and equipment has increased since May 31, 1994, primarily due to the construction of new facilities in Portland, Oregon; Charlotte, North Carolina and Seattle,
   Washington.

   Long-term debt has decreased since May 31, 1994, primarily due to the repayment of several industrial revenue bonds for facilities located in Cleveland, Ohio; Tampa, Florida;
   and Dallas, Texas.

   The Company believes that its current cash position, funds anticipated to be generated from operations and the strength of its banking relationships is sufficient to meet its anticipated financing requirements.

                          CINTAS CORPORATION
   Part II.  Other Information

     Item 4. Submission of matters to a vote of security holders

   The Annual Shareholders' Meeting of the Company was held on October 13, 1994, at which the following issues were adopted by shareholders:

     Issue No. 1

     Authority to amend the Articles of Incorporation concerning Directors.

   FOR 27,788,968 AGAINST 6,173,202 ABSTAIN 409,671
   BROKER NON-VOTES  1,745,110


     Issue No. 2

     Authority to amend the Articles of Incorporation to adopt the Washington Interested Shareholder Statute.

   FOR 27,411,665 AGAINST 6,020,739 ABSTAIN 939,432
   BROKER NON-VOTES 1,745,116



     Issue No. 3

     Authority to adopt the 1994 Directors' Stock Option Plan.

   FOR 33,860,941 AGAINST 1,102,638 ABSTAIN 292,123
   BROKER NON-VOTES 861,250


     Issue No. 4

     Authority to establish the number of Directors to be elected at eight.

   FOR 34,801,964 AGAINST 1,102,238 ABSTAIN 212,751
   BROKER NON-VOTES  0

     Issue No. 5

     Authority to elect eight (8) Directors.

   Name                  Shares For     Shares -
                                     Withheld    Shares    Broker
                                   Authority  Abstained Non-Votes

Richard T. Farmer      35,689,230   427,721        0        0
Scott D. Farmer        35,676,121   440,830        0        0
Gerald V. Dirvin       35,821,823   295,128        0        0
James J. Gardner       35,689,948   427,003        0        0
Roger L. Howe          35,822,941   294,010        0        0
Donald P. Klekamp      35,686,821   430,130        0        0
Robert J. Kohlhepp     35,689,378   427,573        0        0
John S. Lillard        35,822,715   294,235        0        0

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



                                    CINTAS CORPORATION
                                       (Registrant)



Date:   January 9, 1995          David T. Jeanmougin
                                 David T. Jeanmougin
                                 Senior Vice President - Finance
                                (Chief Financial Officer)