Form 10-Q
period 1995-02-28
CINTAS CORP
filed 1995-04-14
CIK 723254

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549


   ( X )  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
   For the quarterly period ended February 28, 1995

                           OR

   (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934
   For the transition period from _____________________ to
   ___________________

   Commission file number 0-11399

                     CINTAS CORPORATION
     (Exact name of registrant as specified in its charter)

         WASHINGTON                          31-1188630
   (Stateorother jurisdiction of          (I.R.S. Employer
   incorporation or organization)         Identification No.)

                    6800 CINTAS BOULEVARD
                      P.O. BOX 625737
                 CINCINNATI, OHIO  45262-5737
            (Address of principal executive offices)
                         (Zip Code)

                     (513)  459-1200
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

   Yes   X            No

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                    Outstanding April 7, 1995
   Common Stock, no par value               46,996,729

                            (Page 1 of 9)
                      Exhibit Index on Page 9

                       CINTAS CORPORATION
                            INDEX



                                                      Page No.
   Part I.   Financial Information:

      Consolidated Condensed Balance Sheet -
       February 28, 1995 and May 31, 1994                  3

      Consolidated Condensed Statement of Income -
       Three Months and Nine Months Ended
       February 28, 1995 and 1994                          4

      Consolidated Condensed Statement of Cash Flows -
       Nine Months Ended February 28, 1995 and 1994        5

      Notes to Consolidated Condensed Financial Statements 6

      Management's Discussion and Analysis of Financial
       Condition and Results of Operations                 8


   Part II.  Other Information                             9

   Signatures                                              9

                        CINTAS CORPORATION
               CONSOLIDATED CONDENSED BALANCE SHEET
                    (Dollars in Thousands)

                                     February 28,      May 31,
                                        1995            1994
                                    (Unaudited)
   ASSETS

   Current assets:
     Cash and cash equivalents      $   13,138      $   8,449
     Marketable securities              37,289         52,333
     Accounts receivable (net)          65,644         56,347
     Inventories                        36,863         29,059
     Uniforms and other rental items
      in service                        82,773         74,132
     Prepaid expenses                    1,426          1,133
     Total current assets              237,133        221,453
   Property, plant and equipment:
     Cost                              324,729        288,402
     Less accumulated depreciation    (106,102)       (95,899)
                                       218,627        192,503
   Investments and other assets        128,027         87,676
                                     $ 583,787      $ 501,632


   LIABILITIES AND SHAREHOLDERS' EQUITY

   Current liabilities:
     Accounts payable                $  19,058      $  18,795
     Accrued liabilities                37,648         33,488
     Income taxes -
       Current                           2,786          2,300
       Deferred                         23,133         21,159
     Long-term debt due within one year  8,534         15,742
       Total current liabilities        91,159         91,484

   Long-term debt due after one year   121,736         84,184

   Deferred income taxes                15,642         16,312

   Shareholders' equity:
     Preferred stock, no par value,
     100,000 shares authorized, none
     outstanding                        ------          -----

     Common stock, no par value,
     120,000,000 shares authorized,
     46,977,840 shares issued and
     outstanding
     (46,801,173 at May 31, 1994)       41,656         40,939

     Retained earnings                 314,818        269,939
     Cumulative translation adjustment  (1,224)        (1,226)
       Total shareholders' equity      355,250        309,652

                                     $ 583,787      $ 501,632

                        See accompanying notes.

                       CINTAS CORPORATION
           CONSOLIDATED CONDENSED STATEMENT OF INCOME
                          (Unaudited)
         (Amounts in Thousands Except Per Share Amounts)

                      Three months ended        Nine Months ended
                        February 28                February 28


                      1995          1994       1995          1994

Revenues:
  Net rentals        $ 134,279    $115,117    $394,067   $341,313
  Net sales             16,938      14,268      50,778     40,079
                       151,217     129,385     444,845    381,392

Costs and expenses (income):
  Cost of rentals       77,644      66,208     225,444    192,813
  Cost of sales         14,214      11,353      43,059     33,459
  Selling and
  administrative expenses 33,594    29,668     100,652     89,951
  Interest income         (696)       (493)     (1,632)   (1,246)
  Interest expense       1,726       1,570       5,071      5,137
                       126,482     108,306     372,594    320,114

Income before income taxes 24,735   21,079      72,251     61,278

Income taxes             9,420       8,018      27,420     24,094

Net income             $ 15,315    $13,061     $44,831    $37,184


Earnings per share     $   .33     $   .28      $  .96   $    .80

Weighted average number
of shares outstanding   46,932      46,717      46,855     46,677


                          See accompanying notes.

                      CINTAS CORPORATION
         CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                        (Unaudited)
                   (Dollars in thousands)

                                            Nine Months Ended
                                               February 28
   Cash flows from operating activities:    1995        1994
   Net income                              $44,831   $37,184
   Adjustments to reconcile net
   income to net cash provided
   by operating activities:
     Depreciation                           19,529    18,034
     Amortization of deferred charges        8,362     8,043
     Provision for losses on accounts
       receivable                              735       989
     Change in current assets and liabilities:
       Accounts receivable                  (7,498)   (3,214)
       Inventories                         (15,488)  (12,940)
       Prepaid expenses                         69      (240)
       Accounts payable                       (368)   (3,235)
       Accrued liabilities                   2,283       833
       Income taxes payable                    486     3,775
       Deferred income taxes                 1,019     4,067

     Net cash provided by operating activities 53,960 53,296

   Cash flows from investing activities:

   Capital expenditures                    (40,525)  (27,504)
   Change in investments and other assets     (624)   (2,731)
   Proceeds from sale or redemption of
     marketable securities                  75,050    27,412
   Purchase of marketable securities       (60,006)  (43,894)
   Acquisition of businesses net of
     cash acquired                         (47,177)   (7,357)

      Net cash used by investing activities(73,282)  (54,074)

   Cash flows from financing activities:

   Proceeds from issuance of long-term debt 41,885       263
   Repayment of long-term debt             (11,541)   (7,988)
   Issuance of common stock                    674       585
   Tax benefit resulting from exercise of
     employee stock options                    111       309
   Purchase of treasury stock               (7,118)    -----

      Net cash provided from (used in)
      financing activities                  24,011    (6,831)

   Net increase (decrease) in cash and
     cash equivalents                        4,689    (7,609)

   Cash and cash equivalents at beginning
     of period                               8,449    14,192

   Cash and cash equivalents at end of period $13,138 $6,583


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

   3. The Company's net income and earnings per share for the nine months ended February 28, 1995, were adversely impacted by one-time tax adjustments relating to the Omnibus Budget Reconciliation Act of 1993, a new tax law enacted on August 10, 1993. The new tax law resulted in increases to corporate marginal tax rates, retroactive to January 1, 1993. In the quarter ended August 31, 1993, in accordance with the requirements of SFAS No. 109, the Company recorded a charge to earnings of $1,064,000 and adjusted current and deferred tax liabilities to reflect the change in tax rates. The Act also reinstated jobs tax credits retroactive to July 1992. This reinstatement amounted to $201,000, which partially offset the one-time tax rate adjustment. The effects of these one-time tax adjustments reduced earnings per share in fiscal 1994 by $.02 per share.

   4. The Company adopted SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, in the first quarter of fiscal 1995. The adoption of SFAS No. 115 did not require restatement of prior year results or have any financial impact upon adoption. At February 28, 1995, the difference between cost and fair value for the Company's marketable securities was not significant and not reported as a component of shareholders' equity.

   5.  Stock Options:

     Under a stock option plan adopted by the Company in fiscal 1993 (the"1993 Plan"), the Company may grant officers and key employees incentive stock options and/or non-qualified stock options to purchase an aggregate of 2,300,000 shares of the Company's common stock. Options are generally granted at the fair market value of the underlying Common Stock on the date of the grant and generally become exercisable at the rate of 20% per year commencing five years after grant, so long as the holder remains an employee of the Company.

     At May 31, 1994, options as to 1,235,834 shares granted under the 1993 Plan and a previous plan, were outstanding at prices ranging from $3.46 - $28.75 per share. Of these options outstanding, 246,551 were exercisable at May 31, 1994. On July 19, 1994, additional options as to 214,950 shares exercisable at $31.815 per share were granted under the 1993 Plan. During the nine months ended February 28, 1995, options as to 185,217 shares were exercised ranging in price from $3.46 to $12.17 per share.

     In fiscal year 1991, the Company adopted a stock option plan for the non-employee members of its Board of Directors, and granted options for 30,000 shares of common stock (the "1991 Directors' Plan"). Options were granted at 100% of the market value of the underlying Common Stock on the date immediately prior to the grant and become exercisable at a rate of 25% per year commencing two years after grant, so long as the holder remains on the Board of Directors. On October 13, 1994, shareholders voted to adopt the 1994 Directors' Stock Option Plan (the "1994 Directors' Plan"). The 1994 Directors' Plan provides for each non-employee Director of the Company to be granted an option to purchase 1,000 shares of Cintas Common Stock, and, upon each subsequent election as a Director, another option for 1,000 shares. The total number of shares which may be granted under this Plan is 30,000 shares. Options under the 1994 Directors' Plan were granted at 100% of the market value of the underlying Common Stock on the date of grant and become exercisable at a rate of 25% per year commencing one year after grant, so long as the holder remains on the Board of Directors. As of February 28, 1995, under both Directors' plans, options for 32,000 shares are outstanding, ranging in price from $13.33 to $33.50, of which 18,000 shares are exercisable.


   6. On July 20, 1994, the Company announced that its Board of Directors authorized the repurchase of up to two million shares of the Company's common stock in the open market or through privately negotiated transactions. The primary purpose of purchasing these shares was to fund future acquisitions. During the first nine months of fiscal 1995, 219,915 shares were acquired for $7,118,000. These shares were primarily used for an acquisition in the second quarter of fiscal 1995 which will add approximately $4 million in annual revenues.


   7.  Inventories:

     Inventories are valued at the lower of cost (first-in, first-out) or market. Substantially all inventories represent finished goods.


   8.  Supplemental Cash Flow Disclosures:

     Cash paid during the nine month periods ended February
   28, 1995 and 1994.

                                            1995       1994
   Interest, net of amount capitalized  $4,367,000  $4,837,000
   Income taxes                        $25,768,000 $16,363,000

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Total revenues increased 17% for the three months and nine months ended February 28, 1995, over the same periods in the prior fiscal year. Net rental revenue increased 17% and 16%, respectively, for the three months and nine months ended February 28, 1995, over the same periods in the prior fiscal year. Growth in the customer base and price increases in established operations for the nine months ended February 28, 1995, accounted for a 13% increase and the remaining 3% was due primarily to acquisitions. Third quarter revenues from the sale of uniforms and other direct sale items increased 19% over the prior year's third quarter. For the nine months ended February 28, 1995, sales increased 27% over the same period in fiscal 1994. The increase in revenues from the sale of uniforms and other direct sale items is attributable to an increase in unit sales and was not significantly affected by acquisitions.

   Net income increased 17% and 21% for the three months and nine months ended February 28, 1995, respectively, over the same periods in fiscal 1994. The increase in net income for the nine months ended February 28, 1995, over the same period in the prior year was primarily the result of increased revenues, however, net income and earnings per share reported for the nine months ended February 28, 1994, were adversely impacted by one-time tax adjustments relating to the Omnibus Budget Reconciliation Act of 1993, a new tax law enacted on August 10, 1993. The new tax law resulted in increases to corporate marginal tax rates, retroactive to January 1, 1993. The reported tax expense for the nine months ended February 28, 1994, in accordance with the requirements of SFAS No. 109, includes a charge to earnings of $1,064,000 and an adjustment to current and deferred tax liabilities to reflect the change in tax rates. The Act also reinstated jobs tax credits retroactive to July 1992. This reinstatement amounted to $201,000, which partially offset the one-time tax rate adjustment. The effect of these one-time tax adjustments reduced earnings per share in the nine months ended February 28, 1994, by $.02 per share.

   Net interest expense (interest expense less interest income) was $1,030,000 and $3,439,000 for the third quarter and nine months ended February 28, 1995, respectively, compared to $1,077,000 and $3,891,000, respectively, for the same two periods in the prior fiscal year. For the nine months ended February 28, 1995, interest expense has decreased primarily due to an increase in interest income in the third quarter and due to an overall reduction in the Company's weighted average outstanding long-term debt compared to the prior year.

   During the first nine months of fiscal 1995, the Company, in following a stock repurchase plan which was previously approved by the Board of Directors on July 20, 1994, reissued 219,915 shares of its treasury stock which had been acquired previously in the fiscal year. These shares were primarily used for an acquisition in the second quarter of fiscal 1995 which will add approximately $4 million in annual revenues.

   On February 13, 1995, the Company acquired all of the outstanding stock of Cadet Uniform Services, LTD., a uniform rental company in Toronto, Ontario, thereby increasing its ownership from 20% to 100%. The acquisition will add approximately $22 million in annual revenues.

   Financial Condition

   Property, plant and equipment has increased since May 31, 1994, primarily due to the construction of new facilities in Phoenix, Arizona; Portland, Oregon; Buffalo, New York; Charlotte, North Carolina; and Seattle, Washington.

   Investments, other assets and long-term debt during the third quarter of 1995 have increased since May 31, 1994, primarily due to the acquisition of Cadet Uniform Services, LTD.

   The Company believes that its current cash position, funds anticipated to be generated from operations and the strength of its banking relationships is sufficient to meet its anticipated financing requirements.

                         CINTAS CORPORATION


   Part II.  Other Information

      Item 5.  Other Information

               On February 15, 1995, the Registrant declared an annual cash dividend of $.20 per share on outstanding Common Stock, an 18% increase over the dividend paid in the prior year. The dividend was payable on April 3, 1995, to shareholders of record as of March 10, 1995.



      Item 6.  Exhibits and Reports on Form 8-K

              (a.)  Exhibit Index
                                           Page in Consecutive
   Exhibit Number  Description of Exhibit    Numbering System

        27         Financial Data Schedule          10

              (b.) No reports were filed on Form 8-K during
                   the quarter.



                           Signatures


     Pursuant to the requirements of the Securities Exchange
   Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     CINTAS CORPORATION
                                        (Registrant)

   Date:    April 7, 1995            William C. Gale
                                     William C. Gale
                                     Vice President - Finance
                                    (Chief Financial Officer)