Form 10-K
period 1995-05-31
CINTAS CORP
filed 1995-08-29
CIK 723254

SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.  20549
                         FORM 10-K

   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES
     X  EXCHANGE ACT OF 1934  For the Fiscal Year Ended
        May 31, 1995

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

                  YES                 NO

                   X

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

   The aggregate market value of Common Stock held by nonaffiliates is $1,051,726,615, based on a closing price of $38.75 on August 11, 1995. As of August 11, 1995,
   47,037,905 shares of no par value Common Stock were issued and outstanding.

              Documents Incorporated by Reference

   Portions of the Registrant's Annual Report to Shareholders for 1995 furnished to the Commission pursuant to Rule 14a-3(b) and portions of the Registrant's Proxy Statement to be filed with the Commission for its 1995 annual meeting are incorporated by reference in Parts I, II and III as specified.


                            Page 1 of 37 Pages

                        CINTAS CORPORATION
                      INDEX TO ANNUAL REPORT
                          ON FORM 10-K


                                                         Page

   Part I

          Item 1 - Business                               3
          Item 2 - Properties                             4
          Item 3 - Legal Proceedings                      6
          Item 4 - Submission of Matters to a Vote
                   of Security Holders                    6

   Part II

          Item 5 - Market for Registrant's Common
                   Equity and Related Stockholder Matters 6

          Item 6 - Selected Financial Data                6
          Item 7 - Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations                          6

          Item 8 - Financial Statements and
                   Supplementary Data                     7
          Item 9 - Changes in and Disagreements with
                   Accountants on Accounting and
                   Financial Disclosure                   7


   Part III

          Item 10 - Directors and Executive Officers
                    of the Registrant                     7
          Item 11 - Executive Compensation                7
          Item 12 - Security Ownership of Certain
                    Beneficial Owners and Management      7

          Item 13 - Certain Relationships and Related
                    Transactions                          7

   Part IV

          Item 14 - Exhibits, Financial Statement
                    Schedules and Reports on Form 8-K    7

                             PART I
                             ITEM 1.
                            BUSINESS
   The business discussion found on pages 2 through 9 of the Registrant's Annual Report to Shareholders for 1995 is incorporated herein by reference. Information regarding revenues from products and services, the number of employees and competition are listed or described below:

   The table sets forth the revenues derived from each service provided by Cintas.

                                     Year Ended May 31

                                  1995      1994       1993
                                    (Amount in Thousands)
   Uniform Rental               $415,035   $351,495   $307,904
   Uniform Sales                  69,825     58,294     47,853
   Non-Uniform Rentals           124,045    108,360     92,368
   Other                           6,193      5,067      4,597
                                $615,098   $523,216   $452,722

   The Company began business in 1929 under Ohio law and changed its state of incorporation to Washington in 1986. At May 31, 1995, the Company employed 9,724 employees of which 73 are represented by labor unions. The Company considers its relationship with its employees to be satisfactory.

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

   Due to its diverse customer base and average account size, the loss of one account would not have a significant financial impact on the Company.

   In its sale of customized uniforms, Cintas competes on a national basis with other uniform suppliers and manufacturers, some of which have financial resources comparable to the Company's.

   The Company operates four manufacturing facilities which provide for a substantial amount of standard uniform needs. Additional products are purchased from one of several outside suppliers. Because of the Company's ability to manufacture much of its own uniform needs, the loss of one vendor would not have a significant effect on the Company. In regard to the availability of fabric for the manufacturing process, the Company purchases fabric from several suppliers. The Company is not aware of any circumstances which would hinder its ability to obtain these materials.

   The Company does not anticipate any material capital expenditures for environmental controls that would have a material effect on its financial condition. The Company is not aware of any material non-compliance with environmental laws.

   The Company believes that the primary competitive factors that affect its operations are quality, service, design and price, in that order.

                               ITEM 2.

                             PROPERTIES

   The Company currently occupies 113 facilities located in 109 cities. The corporate offices provide centrally located administrative functions including accounting, finance, marketing and data processing. The Company operates processing plants that house administrative, sales and service personnel and the necessary equipment involved in the cleaning of uniforms and bulk items. Branch operations provide administrative, sales and service functions. Cintas operates two distribution facilities and has four manufacturing plants, two of which produce uniform trousers and two producing uniform shirts. The Company considers the facilities it operates to be adequate for their intended use. The Company owns or leases 2,384 vehicles.

   The following chart provides additional information concerning Cintas' facilities:


   Location                     Type of Facility

   Cincinnati, Ohio             Corporate Offices, National
                                 Account Division,Distribution
                                Center
   Akron, Ohio                  Processing Plant
   Ashland, Kentucky            Processing Plant
   Atlanta, Georgia             Processing Plant
   Augusta, Georgia             Processing Plant
   Austin, Texas                Processing Plant
   Baltimore, Maryland          Processing Plant
   Baton Rouge, Louisiana       Processing Plant
   Beaumont, Texas              Processing Plant
   Birmingham, Alabama          Branch*
   Boston, Massachusetts        Processing Plant
   Brownsville, Texas           Branch*
   Buffalo, New York            Processing Plant
   Charlotte, North Carolina    Branch*
   Chattanooga, Tennessee       Branch*
   Chicago (South), Illinois    Processing Plant
   Chicago (North), Illinois    Processing Plant
   Cincinnati, Ohio             Processing Plant
   Clay City, Kentucky          Manufacturing Facility*
   Cleveland (West), Ohio       Processing Plant
   Cleveland (East), Ohio       Processing Plant
   Colorado Springs, Colorado   Branch*
   Columbia, South Carolina     Processing Plant*
   Columbus, Ohio               Processing Plant
   Corpus Christi, Texas        Branch*
   Dallas, Texas                Processing Plant
   Dayton, Ohio                 Processing Plant
   Decatur, Georgia             Processing Plant
   Denver, Colorado             Processing Plant*
   Detroit, Michigan            Processing Plant
   Evansville, Indiana          Branch*
   Everett, Washington          Branch
   Flint, Michigan              Branch*
   Fort Smith, Arkansas         Processing Plant*
   Fort Wayne, Indiana          Branch*
   Grand Rapids, Michigan       Branch*
   Greenville, South Carolina   Processing Plant
   Greenwood, Mississippi       Branch*
   Gulfport, Mississippi        Branch*
   Hammond, Louisiana           Branch
   Harrison, Arkansas           Branch*
   Houston, Texas               Processing Plant
   Indianapolis, Indiana        Branch*
   Jackson, Mississippi         Branch*


   Jacksonville, Florida        Branch*
   Kansas City, Kansas          Processing Plant
   Knoxville, Tennessee         Branch*
   Lafayette, Louisiana         Branch
   Lake Charles, Louisiana      Processing Plant
   Laredo, Texas                 Branch*
   Las Vegas, Nevada             Processing Plant
   Lexington, Kentucky           Processing Plant
   Little Rock, Arkansas         Branch*
   Long Island, New York         Branch*
   Los Angeles, California       Processing Plant
   Louisville, Kentucky          Processing Plant
   Lufkin, Texas                 Branch
   Madison, Alabama              Branch*
   Madison, Wisconsin            Processing Plant
   Memphis, Tennessee            Branch*
   Miami, Florida                Processing Plant
   Milwaukee, Wisconsin          Branch*
   Minneapolis, Minnesota        Processing Plant*
   Mobile, Alabama               Branch*
   Mt. Vernon, Kentucky          Manufacturing Facility*
   Nashville, Tennessee          Processing Plant
   New Haven, Connecticut        Processing Plant
   New Orleans, Louisiana        Processing Plant
   Oklahoma City, Oklahoma       Processing Plant
   Orange, California            Branch*
   Orlando, Florida              Processing Plant
   Owingsville, Kentucky         Manufacturing Facility*
   Perry, Kentucky               Manufacturing Facility*
   Philadelphia, Pennsylvania    Processing Plant
   Phoenix, Arizona              Processing Plant
   Piscataway, New Jersey        Processing Plant
   Pittsburgh, Pennsylvania      Processing Plant
   Portland, Maine               Branch
   Portland, Oregon              Processing Plant
   Raleigh-Durham, North Carolina  Branch*
   Reno, Nevada                  Distribution Center*
   Richmond, Virginia            Processing Plant
   Sacramento, California        Branch*
   San Angelo, Texas             Branch*
   San Antonio, Texas            Processing Plant
   San Diego, California         Processing Plant
   Sandusky, Ohio                Branch*
   San Francisco(West), California  Branch*
   San Francisco (East), California   Processing Plant*
   San Jose, California          Processing Plant
   Seattle, Washington           Processing Plant*
   Shreveport, Louisiana         Processing Plant
   Springdale, Arkansas          Processing Plant
   Springfield, Missouri         Branch*
   St. Louis, Missouri           Processing Plant*
   Tacoma, Washington            Branch*
   Tampa, Florida                Processing Plant
   Thibodaux, Louisiana          Processing Plant
   Toronto, Ontario (Canada)     Processing Plant
   Etobicoke, Ontario (Canada)   Processing Plant
   Tulsa, Oklahoma               Processing Plant
   Tuscaloosa, Alabama           Processing Plant
   Tyler, Texas                  Branch*
   Victoria, Texas               Processing Plant
   Vidalia, Georgia              Processing Plant
   Virginia Beach, Virginia       Branch*


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

                            ITEM 3.
                      LEGAL PROCEEDINGS

        In December 1992, the Company was served with an "Imminent and Substantial Endangerment and Remedial Action Order" (the "Order") by the California Department of Toxic Substances Control relating to the facility leased by the Company in San Leandro, California. The Order requires Cintas and three other allegedly responsible parties to respond to alleged soil and groundwater contamination at and around the San Leandro facility. Details surrounding the claim are not yet known, and it is not possible at this time to estimate the loss or range of loss associated with the claim. Based on information that has been made available to the Company, however, it is not believed that the matter will have a material adverse effect on the Company's financial condition or results of its operations.

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

        None in the fourth quarter of fiscal 1995.

                           PART II
                           ITEM 5.
             MARKET FOR REGISTRANT'S COMMON EQUITY
                AND RELATED STOCKHOLDER MATTERS

        "Market for Registrant's Common Stock and Security Holders Information" on page 25 of the Registrant's Annual Report to Shareholders for 1995 is incorporated herein by reference. Dividend information is incorporated by reference to the Consolidated Statement of Shareholders' Equity on page 13. Dividends on the outstanding Common Stock are paid annually and amounted to $.20 and $.17 per share in fiscal 1995 and 1994, respectively.

                            ITEM 6.
                   SELECTED FINANCIAL DATA

        The "Eleven Year Financial Summary" on page 10 of the
   Registrant's Annual Report to Shareholders for 1995 is incorporated herein by reference.

                            ITEM 7.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        "Management's Discussion and Analysis of Financial
   Condition and Results of Operations" commencing on page 22 of the Registrant's Annual Report to Shareholders for 1995 is incorporated herein by reference.

                            ITEM 8.
           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following Financial Statements of the Registrant shown on pages 11 through 21 of its Annual Report to Shareholders for 1995 are incorporated herein by reference:

       Consolidated Balance Sheets as of May 31, 1995 and 1994 Consolidated Statements of Income for the years ended
         May 31, 1995, 1994 and 1993
       Consolidated Statements of Shareholders' Equity for the
         years ended May 31, 1995, 1994 and 1993
       Consolidated Statements of Cash Flows for the years
         ended May 31, 1995, 1994 and 1993
       Notes to Consolidated Financial Statements
       Report of Independent Auditors


                            ITEM 9.

         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.


                           PART III

        Items 10., 11., 12., and 13. of Part III are incorporated by reference to the Registrant's Proxy
   Statement for its 1995 Annual Shareholders' Meeting to be filed with the Commission pursuant to Regulation 14A.

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



        (a) (2) Financial Statement Schedule:

   For each of the three years in the period ended May 31, 1995.

        Schedule II: Valuation and Qualifying Accounts and
   Reserves.


   All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial
   Statements or Notes thereto.


        (a) (3) Exhibits.

   Exhibit
   Number     Description of Exhibit             Filing Status
    3.1       Restated Articles of Incorporation      (1)

    3.3       Bylaws                                  (1)

   10.1       Incentive Stock Option Plan             (2)

   10.2       Partners' Plan, as Amended              (3)

   10.3       1990 Directors' Stock Option Plan       (4)

   10.4       1992 Employee Stock Option Plan,
                as Amended                            (5)
   10.5        1994 Directors' Stock Option Plan     (6)

   11          Statement re computation of      filed herewith
                  per share earnings

   13        1995 Annual Report to Shareholders filed herewith

   21          Subsidiaries of the Registrant   filed herewith

   23          Consent of Independent Auditors  filed herewith


     (1) Incorporated by reference to the Company's Annual
   Report on Form 10-K for the year ended May 31, 1989.

     (2) Incorporated by reference to Registration Statement
   No. 33-23228 on Form S-8 filed under the Securities Act of
   1933.

     (3) Incorporated by reference to the Company's Annual
   Report on Form 10-K for the year ended May 31, 1993, and the Company's Registration Statement No. 33-56663 on Form
   S-8 filed under the Securities Act of 1933.

     (4) Incorporated by reference to the Company's Annual
   Report on Form 10-K for the year ended May 31, 1991.

     (5) Incorporated by reference to the Company's Proxy
   Statement for its 1995 Annual Shareholders' Meeting.

     (6) Incorporated by reference to the Company's Proxy
   Statement for its 1994 Annual Shareholders' Meeting.


                          SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CINTAS CORPORATION

   DATE SIGNED:  August 22, 1995  /s/ Robert J. Kohlhepp

                                   By:Robert J. Kohlhepp
                                      President and Chief
                                      Executive Officer

       Pursuant to the requirements of the Securities Exchange
   Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                 Capacity                     Date
/s/ Richard T. Farmer     Chairman of the Board
    Richard T. Farmer     of Directors            August 22, 1995



/s/ Robert J. Kohlhepp    President, Chief Executive
    Robert J. Kohlhepp    Officer and Director    August 22, 1995



/s/ Scott D. Farmer   Vice President and Director August 22, 1995
    Scott D. Farmer



/s/ James J. Gardner      Director                August 22, 1995
    James J. Gardner



/s/ Donald P. Klekamp     Director                August 22, 1995
    Donald P. Klekamp



/s/ William C. Gale       Vice President-
    William C. Gale       Finance (Principal
                          Financial and Accounting
                          Officer)                August 22, 1995


                       CINTAS CORPORATION

          Schedule II - Valuation and Qualifying Accounts
                          and Reserves
                         (In Thousands)

                                             Additions

                                           (1)         (2)
                             Balance At  Charged to  Charged to
                             Beginning   Costs and     Other
Description                   of Year     Expenses    Accounts
May 31, 1993:

Allowance for Doubtful         $ 1,375    $ 1,448    $   407
  Accounts

Accumulated Amortization
  of Customer Service Contracts 17,659      4,574
Accumulated Amortization of
  Non-Compete Agreements        14,101      4,228
Accumulated Amortization of Debt
  Issue and Organization Costs     382        181
Accumulated Amortization of
  Goodwill                         -0-         92
                               $32,142    $ 9,075

                                                       Balance
                                                      At End of
Description                             Deductions       Year
May 31, 1993:

Allowance for Doubtful Accounts          $ 1,254 (A)   $ 1,976

Accumulated Amortization of
  Customer Service Contracts               4,184 (B)    18,049
Accumulated Amortization of
  Non-Compete Agreements                   4,574 (B)    13,755
Accumulated Amortization of Debt
  Issue and Organization Costs               110 (B)       453
Accumulated Amortization of
  Goodwill                                                  92
                                         $ 8,868       $32,349

                                            Additions

                                            (1)         (2)
                             Balance At  Charged to  Charged to
                             Beginning   Costs and     Other
Description                   of Year     Expenses    Accounts
May 31, 1994:

Allowance for Doubtful
  Accounts                     $ 1,976       $ 998       $209

Accumulated Amortization
  of Customer Service Contracts 18,049       5,608
Accumulated Amortization of
  Non-Compete Agreements &
  Consulting                    13,755       4,706
Accumulated Amortization of Debt
  Issue and Organization Costs     453         254
Accumulated Amortization of
  Goodwill                          92         222

                               $32,349    $ 10,790

                                                       Balance
                                                      At End of
Description                             Deductions       Year
May 31, 1994:

Allowance for Doubtful Accounts           $ 1,180 (A)  $ 2,003

Accumulated Amortization of
  Customer Service Contracts                2,134 (B)   21,523
Accumulated Amortization of
  Non-Compete Agreements &
  Consulting                                1,446 (B)   17,015
Accumulated Amortization of Debt
  Issue and Organization Costs                284 (B)      423
Accumulated Amortization of
  Goodwill                                                 314

                                          $ 3,864      $39,275

                        CINTAS CORPORATION


  Schedule II - Valuation and Qualifying Accounts and Reserves
                         (In Thousands)

                                            Additions

                                            (1)         (2)
                             Balance At  Charged to  Charged to
                             Beginning   Costs and     Other
Description                   of Year     Expenses    Accounts
May 31, 1995:

Allowance for Doubtful
  Accounts                       $2,003      $1,465      ($325)


Accumulated Amortization
  of Customer Service Contracts 21,523       5,967
Accumulated Amortization of
  Non-Compete Agreements &
  Consulting                    17,015       4,675
Accumulated Amortization of Debt
  Issue and Organization Costs     423         263
Accumulated Amortization of
  Goodwill                         314         622

                                $39,275     $11,527

                                                       Balance
                                                      At End of
Description                             Deductions       Year
May 31, 1995:

Allowance for Doubtful Accounts             $1,114       $2,029

Accumulated Amortization of
  Customer Service Contracts                    70 (B)   27,420
Accumulated Amortization of
  Non-Compete Agreements &
  Consulting                                 1,085 (B)   20,605
Accumulated Amortization of Debt
  Issue and Organization Costs                  83 (B)      603
Accumulated Amortization of
  Goodwill                                                  936

                                            $1,238      $49,564

(A)   Uncollectible Accounts Charged-off, Net of Recoveries.

(B)    Elimination of Fully Amortized Amounts.

                            EXHIBIT 11

           STATEMENT RE COMPUTATION OF PER SHARE EARNINGS



A. Weighted average shares outstanding basis:

                                    Fiscal year ended May 31

                                1995         1994         1993
    Net income              $62,743,000  $52,170,000  $44,873,000


    Weighted average
      shares outstanding     46,891,376  $46,705,656   46,410,860
     Earnings per share          $1.338      $1.117        $.967


B.  Primary basis:
                                    Fiscal year ended May 31
                                 1995         1994        1993

    Net income              $62,743,000  $52,170,000  $44,873,000


    Weighted average
     shares outstanding      46,891,376   46,705,656   46,410,860

    Plus - net shares to be
     issued upon exercise
     of dilutive stock options
     after applying treasury
     stock method               772,338      778,466      899,884

                             47,663,714   47,484,122   47,310,744


    Earnings per share           $1.316       $1.099        $.948



C. Fully diluted basis:

                                     Fiscal year ended May 31

                                  1995        1994         1993

   Net income                $62,743,000  $52,170,000 $44,873,000


   Weighted average
    shares outstanding        46,891,376   46,705,656  46,410,860

   Plus - net shares to be
    issued upon exercise of
    dilutive stock options
    after applying treasury
    stock method                 858,738      838,043     902,991



                             47,750,114   47,543,699  47,313,851

   Earnings per share            $1.314       $1.097       $.948


   Note: Reported earnings per share for each year was based upon weighted average shares outstanding since neither the primary nor fully diluted amounts of per share earnings resulted in a reduction of 3% or more.

                        Financial Highlights
                         Years Ended May 31
                (In thousands except per share data)

                                                           %
                                       1995      1994   Change
   Operating Results
      Net revenues                  $615,098   $523,216  17.6%
      Net income                      62,743     52,170  20.3%
      Return on average equity         18.6%      18.2%   2.2%

   Financial Condition
      Shareholders' equity          $364,344   $309,652  17.7%
      Working capital                146,410    129,969  12.6%
      Current ratio                   2.54:1     2.42:1   5.0%

   Per Share Data
      Net income                       $1.34      $1.12  19.6%
      Shareholders' equity (book value) 7.75       6.62  17.1%
      Dividends                         0.20       0.17  17.6%


   To Our Shareholders and Friends:

   We are pleased to report that Cintas has achieved record results for the twenty-sixth consecutive year. All of us at Cintas are guided by our principle objective which is "to maximize the long-term value of Cintas for our shareholders and working partners by exceeding our customers' expectations". As we pursue that objective, we constantly uncover new opportunities for continued growth and exciting opportunities for our employees who we call "partners".

   In addition to the excellent financial progress we achieved during the year, we are exploring new market niches that compliment our existing product and delivery systems and provide current and potential customers with more products and services. At the same time, we continue to invest in new technology, both to improve our operational productivity as well as to better serve our customers by providing them with services and information that will help them reduce their costs.

   We are in a great business and the opportunities for continued growth are exciting. We only have 15% of the served market which, according to industry statistics, is $3.5 billion. More and more businesses are beginning to use uniforms for the first time and, therefore, the business is growing at a significant pace. As a matter of fact, for the last several years, the majority of our new customers are businesses that never before had a uniform service. Cintas has been very successful in converting these nonusers and, because of our size and geographic presence, we expect to continue to benefit from this developing business.

   Our prospects for the future are excellent. Now that our annual revenues exceed $600 million, and we fully expect them to exceed a billion dollars in a few years, it is time to make some changes to our organization in order to prepare for the exciting opportunities we have before us. Our organization is stronger than it has ever been and we have the human resources necessary to run a much larger company.

   Beginning in August of 1995, Bob Kohlhepp, our President and Chief Operating Officer, will take on the additional responsibilities of Chief Executive Officer. Bob has served the Company for 28 years in important executive positions, including Controller, Vice President of Finance and Treasurer, Executive Vice President and, since 1984, President and Chief Operating Officer. Bob has been my closest partner and confidant and has been a key contributor to the Company's outstanding performance. This move is part of a long-standing succession plan that has been in place at Cintas for many years. I will continue to serve as Chairman of the Board and will remain actively involved in the business, and concentrate on the overall corporate strategy, organizational development, marketing and acquisitions.

   In order for Bob to concentrate on his new
   responsibilities, Dave Jeanmougin, previously Senior Vice President - Finance, was promoted to a newly created position of Senior Vice President, and will be responsible for manufacturing, distribution, management information systems and numerous administrative activities. Dave will
   also serve as Corporate Secretary.   Replacing Dave as Vice
   President - Finance and Chief Financial Officer, is Bill Gale. Bill joined Cintas in April of 1995 after previously holding various executive financial positions in industry and public accounting. This new organization structure will position the Company for continued growth as we approach the twenty-first century and prepare to run a company with more than a billion dollars in revenues.

   I am also pleased to announce the promotion of Jay Case to Vice President of our southwestern region. Jay joined Cintas in 1980 and has served in various management positions since that time. Most recently, Jay held the position of General Manager of our Columbus uniform rental operation. It is comforting to see partners, such as Jay, who has spent his entire career with Cintas, grow and mature to take over such an important post. This is just one example of the effectiveness of our management trainee program. This program is one of our competitive advantages which enables us to grow at a rapid rate and fill most management and supervisory positions from within.

   During this past fiscal year, another of our executives, Scott Farmer, was elected to the Board of Directors. He has rapidly progressed through the Company in his fifteen years with Cintas, and now serves as President of one of our largest divisions and Vice President in charge of our north central operations.

   Cintas is positioned to remain the premier company in the industry. We have excellent financial resources and the most modern facilities manned by enthusiastic, ownership-driven people. We will never rest on our past accomplishments. We pursue the future with a spirit of positive discontent, a phrase at Cintas which simply means we are never satisfied -- we are constantly looking for better ways to serve our customers.

   It is a pleasure to offer this special thank you to all of our partners for their substantial contributions, and we also thank each shareholder for your continued support and confidence in Cintas.

   Sincerely yours,

   Richard T. Farmer
   Chairman of the Board

                      FISCAL 1995 IN REVIEW


   FINANCIAL RESULTS

   Cintas achieved sales of $615 million during fiscal 1995, an 18% increase from last year. Pre-tax income of $101 million increased 18% from $85 million last year, while net income of $63 million increased 20% over $52 million in fiscal 1994. Our earnings per share increased 20% to $1.34 per share from $1.12 last year.

   TWENTY-SIX YEARS OF RECORD GROWTH

   Fiscal 1995 was our Company's twenty-sixth consecutive year of growth in both sales and profits. During this twenty-six year period, sales grew at a compound rate of 24% and profits grew at a compound rate of 34%.

   GEOGRAPHIC EXPANSION

   In our uniform rental operations, we extended our service to several new markets including St. Louis and Minneapolis. With a presence in these two important cities, we can now branch out into contiguous markets in Missouri, Southern Illinois, Minnesota and Northern Wisconsin. This geographic coverage also allows us to serve our national customers on a more efficient and cost-effective basis.
   The Company also completed construction of uniform rental plants in Portland, Oregon; Seattle, Washington; Phoenix, Arizona; Buffalo, New York and Charlotte, North Carolina.

   ACQUISITIONS

   Cintas made three key acquisitions during the year. One of those acquisitions enhanced our market presence in the southeast Texas area and another added additional volume in Little Rock, Arkansas and Memphis, Tennessee. In February, we acquired the remaining 80% ownership of Cadet Uniform Services, Ltd., based in Toronto, Ontario. Cintas had owned a 20% interest in the company since fiscal 1991. Cadet provides Cintas with an excellent opportunity to expand in the Canadian market. Cadet brings to the Company annual revenues of approximately $30 million Canadian and over 3,000 customers served from two state-of-the-art facilities in Toronto.

   MARKET SHARE INCREASE

   Each day more than 1.7 million workers go to work wearing a Cintas uniform. Our base of 150,000 business customers continues to grow and we now enjoy a national market share of 15% of the industrial uniform rental industry. The market continues to expand as many businesses are providing uniforms for their people for the first time. Fiscal 1995 was the fifth consecutive year in which the majority of our new business came from companies that never had a uniform program before. How the public perceives a business, and how its employees perceive themselves and their company, is vital to success. Uniforms send a powerful message of professionalism and competence to customers and employees. Therefore more and more companies are beginning to use a uniform service. Cintas is well positioned to take advantage of this developing business due to our extensive geographic presence and our marketing expertise. This is a great opportunity for growth.

   NATIONAL ACCOUNTS

   The National Account Division continues to grow at an exciting pace. Many companies are consolidating their sources of supply in their quest to reduce costs.
   Companies prefer to deal with fewer suppliers to reduce the activities and costs connected with purchasing and administration. They are also looking for companies like Cintas who can provide on-line, paperless ordering, billing and control systems. This trend is having a positive impact on Cintas because we have already spent millions of dollars to develop and perfect these systems to meet our customers' needs.

   CATALOG PROGRAM

   Our Catalog Program continues to show healthy growth and a promising future. By leveraging our inventory and distribution capabilities, we are able to provide a valuable service to our customers through the Catalog Program. This program provides our customers with a convenient method to purchase shoes, belts, socks, safety gear, foul weather gear and all the accessories that a worker might need on the job.

   MARKET RESEARCH

   We have a first-class Marketing Department. Their primary focus is to fully understand customer and prospect needs and expectations so that we can continue to differentiate ourselves through the development of better service techniques and products. Each year, more than 20,000 customers are surveyed to monitor our performance on an ongoing basis. In-person interviews are conducted with hundreds of uniform wearers and decision makers to evaluate new product and service concepts.

   TRAINING ACTIVITIES

   Training is a key element in the development of Cintas partners. In fiscal 1995, we conducted 42 in-house seminars covering important management topics such as
   corporate culture and quality.   We also rolled out an
   advanced course in service leadership.   Cintas'  service
   supervisors and managers collectively invested over 10,000 hours in an intense training program to learn and reinforce concepts on world-class service and exceeding customers' expectations. These managers are responsible for the ongoing weekly training of over 1,500 service sales representatives. Cintas is committed to providing our partners with the best tools and techniques needed to serve our customers in the most effective and efficient way possible.

   RESEARCH AND DEVELOPMENT

   In fiscal 1995, we created a centralized Research and Development Group to spearhead our continuing efforts to improve productivity and quality. A large part of their effort involves the development of new technology to use in our operations.
   Our new plants have exciting equipment and automation, much of which was designed in-house by this group. We continually test new equipment, material handling concepts, delivery systems and computer software so that we can be the best-cost producer.

   QUALITY PROGRAM

   Our people are empowered to meet the needs of our customers. A few years ago, we implemented a new approach to total quality management called "Continuous Process Improvement (CPI)". We are never satisfied with the "status quo". With the tools of CPI, we question every step taken in performing our jobs and we identify opportunities to improve productivity. We then measure our progress through an extensive customer feedback system.

   THE ULTIMATE COMPETITIVE ADVANTAGE

   Our culture attracts a certain kind of people -- people who have common beliefs and values --working together as a team -- and these people have set new records for twenty-six
   years in a row!   We are more committed and enthusiastic
   and, just like a sports team, the team with the best players who are willing to work hard and who have a winning attitude is the team that wins! This is the ultimate competitive advantage. Our competitors can copy our service systems and our sales literature, but not our culture. It is intangible, rare and difficult to emulate. It is amazing to see the power of our Corporate Culture. "The Spirit is the Difference."


   ELEVEN-YEAR FINANCIAL SUMMARY
   Years Ended May 31
   (in thousands except per share data)


                   1985     1986     1987     1988    1989     1990
Net Revenues    $125,632 $144,621 $185,101 $228,091 $269,260 $311,776
Net Income         9,446   12,318   14,737   18,550   23,101   27,994
Earnings Per Share  0.23     0.30     0.35     0.44     0.52     0.62
Dividends Per Share 0.02     0.02     0.03     0.04     0.05     0.07
Total Assets     124,960  165,474  194,847  213,958  228,000  274,103
Shareholders'
  Equity          61,621   72,961   86,646  104,710  138,079  163,026
Return on Avg.
  Equity           16.5%    18.3%    18.5%    19.4%    19.0%    18.6%
Long-Term Debt    37,279   62,797   70,757   65,490   43,303   54,079

                                                              10 Year
                                                               Compd
                   1991     1992     1993     1994     1995   Growth

Net Revenues    $352,480 $401,563 $452,722 $523,216 $615,098    17.2%
Net Income        31,339   39,195   44,873   52,170   62,743    20.8%
Earnings Per Share  0.69    0.85(a)   0.97     1.12     1.34    19.3%
Dividends Per Share 0.09     0.11     0.14     0.17     0.20    25.9%
Total Assets     326,752  361,261  454,165  501,632  596,181    16.9%
Shareholders'
  Equity         191,124  225,864  264,914  309,652  364,344    19.4%
Return on Avg.
  Equity           17.7%    18.8%    18.3%    18.2%    18.6%
Long-Term Debt    68,974   67,790  103,611   84,184  120,275

(a) Includes earnings of $.06 per share due to the adoption of SFAS
No. 96.
Note: Results prior to October 1, 1991, have been restated to include Rental Uniform Service of Greenville, S.C., Inc.


                      Cintas Corporation

             CONSOLIDATED STATEMENTS OF INCOME
                     Year Ended May 31
            (In thousands except per share data)

                                      1995     1994     1993
   Revenues:
     Net rentals                    $545,267 $464,922 $404,869
     Net sales                        69,831   58,294   47,853

                                     615,098  523,216  452,722

   Cost and expenses (income):
     Cost of rentals                 312,313  264,477  228,744
     Cost of sales                    58,952   48,868   40,910
     Selling and administrative
      expenses                       137,675  119,446  106,143
     Interest income                 (2,148)  (1,690)  (1,424)
     Interest expense                 7,345    6,664    7,046

                                    514,137  437,765  381,419

   Income before income taxes       100,961   85,451   71,303
   Income taxes                      38,218   33,281   26,430
   Net income                       $62,743  $52,170  $44,873

   Weighted average number of
     shares outstanding              46,891   46,706   46,411


   Earnings per share                 $1.34    $1.12    $0.97

   Dividends per share                $0.20    $0.17    $0.14

                       See accompanying notes.

                         Cintas Corporation

                   CONSOLIDATED BALANCE SHEETS
                             May 31
                (In thousands except share data)

                                                1995     1994
   Assets
   Current assets:
      Cash and cash equivalents                $6,685   $8,449
      Marketable securities                    38,797   52,333
      Accounts receivable, principally
       trade, less allowance of $2,029
       and $2,003, respectively                69,032   56,347
      Inventories                              36,883   29,059
      Uniforms and other rental items
       in service                              88,670   74,132
      Prepaid expenses                          1,355    1,133

   Total current assets                       241,422  221,453

   Property, plant and equipment, at
     cost, net                                227,997  192,503
   Other assets                               126,762   87,676

                                             $596,181 $501,632

   Liabilities and Shareholders' Equity

   Current liabilities:
      Accounts payable                        $17,265  $18,795
      Accrued liabilities                     42,158   33,488
      Income taxes:
         Current                               2,191    2,300
         Deferred                             23,368   21,159
      Long-term debt due within one year      10,030   15,742

   Total current liabilities                  95,012   91,484

   Long-term debt due after one year         120,275   84,184
   Deferred income taxes                      16,550   16,312

   Shareholders' equity:
      Preferred stock, no par value;
         100,000 shares authorized,
         none outstanding                       ---      ---
      Common stock, no par value;
         120,000,000 shares authorized,
         47,005,340 and 46,801,173 shares
         issued and outstanding,
         respectively                         42,035   40,939
      Retained earnings                      323,284  269,939
   Cumulative translation adjustment            (975)  (1,226)

   Total shareholders' equity                364,344  309,652

                                            $596,181 $501,632

                     See accompanying notes.

                       Cintas Corporation

        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      Year Ended May 31
                       (In thousands)


                           Common Stock                       Total
                                                  Cumulative  Share-
                                         Retained Translation holders'
                           Shares Amount Earnings Adjustment  Equity
Balance at May 31, 1992    46,190 $38,425 $187,745  $(306)   $225,864
  Net income                 ---     ---    44,873   ---       44,873
  Dividends                  ---     ---    (6,519)  ---       (6,519)
  Effects of acquisitions     180     401     (377)  ---           24
  Stock options exercised
   net of shares surrendered  209     288     ---    ---          288
  Tax benefit resulting from
   exercise of employee
   stock options             ---      755     ---    ---          755
  Translation adjustment     ---     ---      ---    (371)       (371)

Balance at May 31, 1993     46,579  39,869  225,722  (677)   264,914
  Net income                 ---     ---     52,170   ---     52,170
  Dividends                  ---     ---     (7,953)  ---     (7,953)
  Stock options exercised
    net of shares
    surrendered                222     750    ---     ---        750
  Tax benefit resulting
    from exercise of employee
    stock options            ---       320    ---     ---        320
  Translation adjustment     ---      ---     ---    (549)      (549)

Balance at May 31, 1994     46,801  40,939 269,939 (1,226)   309,652
  Net income                 ---      ---   62,743    ---     62,743
  Dividends                  ---      ---   (9,398)   ---     (9,398)
  Stock options exercised
    net of shares
    surrendered                204     906    ---     ---        906
  Tax benefit resulting
    from exercise of employee
    stock options            ---       190    ---     ---        190
  Translation adjustment     ---      ---     ---     251        251

Balance at May 31, 1995     47,005 $42,035 $323,284 $(975)  $364,344

                            See accompanying notes.

                         Cintas Corporation
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                         Year Ended May 31
                          (In thousands)

                                              1995      1994     1993
Cash flows from operating activities:

Net income                                   $62,743  $52,170  $44,873
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                              26,179   24,271   23,149
    Amortization of deferred charges          11,527   10,789    9,075
    Provision for losses on accounts
     receivable                                1,165      998    1,448
    Equity in earnings of affiliate             (428)    (347)   (159)
    Change in current assets and liabilities:
      Accounts receivable                    (11,345)  (8,053) (5,768)
      Inventories                            (21,400) (19,777) (7,223)
      Prepaid expenses                            (3)     503    (479)
      Accounts payable                        (2,162)  (1,842)   5,770
      Accrued liabilities                      6,628    4,850    4,879
      Income taxes payable                       184      684  (1,601)
      Deferred income taxes                    2,162    7,184    7,644
Net cash provided by operating activities    75,250   71,430   81,608

Cash flows from investing activities:
  Proceeds from sale of property,
    plant and equipment                       2,333    1,326      274
  Capital expenditures                      (58,879) (37,164) (29,699)
  Change in other assets                      1,126   (2,753)  (5,325)
  Proceeds from sale or redemption of
    marketable securities                   196,204   47,053    20,664
  Purchase of marketable securities        (182,668) (58,609) (47,286)
  Acquisitions of businesses, net of
    cash acquired                           (50,095) (11,796) (42,384)

Net cash used by investing activities       (91,979) (61,943)(103,756)

Cash flows from financing activities:
  Proceeds from issuance of long-term debt   52,208       63    38,384
  Repayment of long-term debt               (21,829)  (8,410)  (5,726)
  Issuance of common stock                      906      750       689
  Tax benefit resulting from exercise of
    employee stock options                      190      320       755
  Repurchase common stock                    (7,112)     --       --
  Dividends paid                             (9,398)  (7,953)  (6,519)

Net cash provided by (used in) financing
  activities                                 14,965  (15,230)  27,583

Net (decrease) increase in cash and cash
  equivalents                                (2,620)  (5,743)   5,435

Cash and cash equivalents at beginning
  of year                                     8,449   14,192    8,757

Cash and cash equivalents at end of year     $5,829   $8,449  $14,192

                             See accompanying notes.

                      CINTAS CORPORATION
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (Amounts in thousands except per share and share data)

   1. SIGNIFICANT ACCOUNTING POLICIES

      Business description. Cintas provides a highly specialized service to businesses of all types--from small service companies to major corporations that employ thousands of people. The Company designs, manufactures and implements corporate identity uniform programs which it rents or sells to customers throughout the United States and Canada.
      Principles of consolidation. The consolidated financial statements include the accounts of Cintas Corporation and its subsidiaries, all of which are wholly-owned. Intercompany balances and transactions have been eliminated.
      Earnings per share is calculated on the basis of the weighted average number of shares of common stock outstanding during the year, including the dilutive effect, if any, of assumed conversion of common stock equivalents.
      Cash flows. For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less, at date of purchase, to be cash equivalents.
      Inventories are valued at the lower of cost (first-in, first-out) or market. Substantially all inventories represent finished goods.
      Uniforms and other rental items in service are valued at cost less amortization, calculated using the straight-line method generally over periods of eight to eighteen months.
      Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.
      Other assets consist primarily of service contracts and non-compete or consulting agreements obtained through the acquisition of businesses, which are amortized by use of the straight-line method over the estimated lives of the agreements which are generally five to ten years and goodwill which is amortized using the straight-line method over forty years.

     2. MARKETABLE SECURITIES

      All marketable equity securities and debt securities are classified as available-for-sale. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value determined to be other-than-temporary on available-for-sale securities are included in investment income. The cost of the securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

   The following is a summary of marketable securities at May
   31, 1995:

                                                   Estimated
                                            Cost   Fair Value
   Obligations of state and political
     subdivisions                         $26,434    $26,130
   U.S. Treasury securities and
     obligations of U.S. government
     agencies                               5,306      5,317
   Other debt securities                    7,057      7,036

                                         $38,797     $38,483

      The gross realized gains on sales of available-for-sale securities totaled $154, $42 and $6, for the years ended May 31, 1995, 1994 and 1993, and the gross realized losses totaled $203, $78 and $29, respectively. Net unrealized losses are $314 at May 31, 1995. Marketable securities are carried at cost which approximates market.

      The amortized cost and estimated fair value of debt and marketable equity securities at May 31, 1995, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay the obligations without prepayment penalties.

                                                    Estimated
                                           Cost     Fair Value
   Due in one year or less               $23,371     $23,300
   Due after one year through three
     years                                 8,804       8,704
   Due after three years                   6,622       6,479

                                         $38,797     $38,483

   3. PROPERTY, PLANT AND EQUIPMENT             1995    1994
     Land                                     $22,526  $19,834
     Buildings and improvements               119,109  108,268
     Equipment                                175,858  152,441
     Leasehold improvements                     1,035      931
     Construction in progress                  14,862    6,928
                                              333,390  288,402
     Less accumulated depreciation            105,393   95,899

                                             $227,997 $192,503

                                                1995    1994
   4. OTHER ASSETS

      Goodwill                                $56,562   $8,875
      Service contracts                        64,171   58,263
      Non-compete and consulting agreements    48,452   46,591
                                              169,185  113,729
      Less accumulated amortization            49,564   39,275
                                              119,621   74,454
      Other                                     7,141   13,222
                                             $126,762  $87,676


   5. LONG-TERM DEBT                            1995     1994
   Secured term notes payable due through
     2003 at an average rate of 9.14%         $39,756  $19,000
   Unsecured term notes payable due through
     2002 at an average rate of 7.61%          40,000   20,000
   Unsecured notes due through 2000 at an
     average rate of 6.51%                     29,819   41,039
   Unsecured revolving note payable due 2000
     at a rate of 6.63%                        10,000     --
   Industrial development revenue bonds due
     through 2006 at an average rate of 4.17%   8,236   16,112
   Other long-term obligations                  2,494    3,775
                                              130,305   99,926
   Less amounts due within one year            10,030   15,742

                                             $120,275  $84,184

      Debt in the amount of $50,272 is secured by assets with a carrying value of $45,935 at May 31, 1995, and letters of credit in the amount of $12,175. Maturities of long-term debt during the five years ending May 31, 2000 are:
   $10,030, $29,265, $6,613, $6,398 and $24,385, respectively.
   At May 31, 1995, the fair value of the

   Company's outstanding debt approximates its carrying value.

      Interest expense is net of capitalization of $638, $449 and $415 for the years ended May 31, 1995, 1994 and 1993, respectively. Interest paid, net of amount capitalized, was $7,453, $7,008 and $6,917 for the years ended May 31, 1995, 1994 and 1993, respectively.

   6. LEASES

      The Company conducts certain operations from leased facilities and leases certain equipment. Most leases contain renewal options for periods from one to ten years. The lease agreements provide for increases in rentals if the options are exercised based on increases in certain price level factors or prearranged increases. The minimum rental payments for the five years ending May 31, 2000 are:
   $3,357, $2,772, $2,501, $2,151 and $2,029, respectively.
   Rent expense under operating leases during the years ended May 31, 1995, 1994 and 1993 was approximately $5,369,
   $4,258 and $3,823, respectively.



   7. INCOME TAXES                          1995     1994     1993
Income taxes consist of the following
components:
  Current:
    Federal                             $29,787  $21,900  $16,002
    State and local                       5,389    4,197    3,485
                                         35,176   26,097   19,487
  Deferred                                3,042    7,184    6,943

                                        $38,218  $33,281  $26,430

Reconciliation of income tax expense
using the statutory rate and actual
income tax expense is as follows:
  Income taxes at the U.S. federal
   statutory rate                       $35,336  $29,908  $24,243
  State and local income taxes, net
   of federal benefit                     3,659    3,412    2,658
  Non-taxable income earned                (599)    (554)   (428)
  Jobs tax credits                         (395)    (602)   (198)
  Effect of tax rate changes on tax
   liabilities                              --     1,064     --
  Other                                     217       53     155

                                        $38,218  $33,281  $26,430

      SFAS No. 109, Accounting for Income Taxes, was adopted by the Company effective June 1, 1993, without restatement of prior period financial statements or recording of a cumulative adjustment. The adoption of SFAS No. 109 resulted primarily in the reclassification of certain deferred tax balances.
      The components of deferred income taxes included on the balance sheets at May 31, 1995, 1994 and 1993, are as follows:


                                          1995     1994     1993
Deferred tax assets:
   Employee benefits                     $6,450   $4,272   $3,333
   Allowance for bad debts and other      6,009    2,667    2,447
                                         12,459    6,939    5,780

Deferred tax liabilities:
   In-service inventory                  32,627   27,575   22,827
   Depreciation                          15,104   13,509   11,380
   Other                                  4,646    3,326    1,860
                                         52,377   44,410   36,067

Net deferred tax liability              $39,918  $37,471  $30,287

   Income taxes paid were $35,362, $29,741 and $20,938 for the years ended May 31, 1995, 1994 and

   1993, respectively.

   8. ACQUISITIONS

      On February 13, 1995, the Company acquired 80% of the outstanding stock of Cadet Uniform Services, Ltd., a prominent uniform rental company in Toronto, Ontario, for approximately $41 million which was financed through borrowings. The purchase increased the Company's ownership from 20% to 100%. Cadet has annual sales volume of approximately $22 million.

   Information relating to the acquisitions of uniform rental businesses which were accounted for as purchases is as follows:

                                         1995    1994    1993
      Number of acquisitions                12       8      16
      Fair value of assets acquired    $52,684 $11,996 $47,264
      Liabilities assumed and incurred   2,589     200   4,880
      Total cash paid for acquisitions $50,095 $11,796 $42,384


      In addition to the acquisitions reflected in the table, the Company acquired one business in fiscal 1995 by reissuing 219,765 treasury shares and accounted for the acquisition as a purchase. The Company acquired one business in fiscal 1993 in exchange for 180,383 shares of common stock which was accounted for as a pooling of interests.

      The results of operations from the acquired businesses are included in the consolidated statements of income from the dates of acquisition. The unaudited proforma results of operations for the years ended May 31, 1995 and 1994, assuming the acquisitions had occurred on June 1 of each respective year, would be approximately as follows:

                                     1995      1994
       Revenues                   $635,368   $560,702
       Net income                   64,004     53,434
       Earnings per share             1.36       1.14


      The unaudited pro forma results of operations are not necessarily indicative of the actual operating results that would have occurred had the acquisitions been consummated on June 1 of each respective year or of future operating results of the combined companies.

   9. CINTAS PARTNERS' PLAN

      The Cintas Partners' Plan (the Plan) is a non-contributory profit sharing plan and ESOP for the benefit of Company employees who have completed one year of service. Contributions to the Plan are determined at the discretion of the Company. Effective June 1, 1993, the
   Company added a defined contribution feature to the Plan covering substantially all employees. A maximum 20% matching contribution to the Plan may be made at the Company's discretion. Total contributions, including the Company's matching contributions, were $4,956, $4,300 and $3,700 for the years ended May 31, 1995, 1994 and 1993, respectively.


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

      The information presented in the following table relates to incentive stock options granted and outstanding under either the plan adopted in fiscal 1993, or under a similar plan which expired in June 1993.

                                                       Stock Option
                                         Shares     Price Range
Outstanding May 31, 1992
 (278,170 shares exercisable)           1,449,324   $2.67-$28.25

Granted                                   121,950    25.25-28.75
Cancelled                                 (54,120)    3.46-28.25
Exercised                                (199,678)     2.67-9.42
Outstanding May 31, 1993
 (297,654 shares exercisable)           1,317,476     2.67-28.75

Granted                                   193,750    26.50-27.50
Cancelled                                 (48,710)    5.92-28.25
Exercised                                (226,682)    2.67-12.17
Outstanding May 31, 1994
 (246,551 shares exercisable)           1,235,834     3.46-28.75

Granted                                   237,200    31.88-38.38
Cancelled                                 (88,950)    5.92-31.88
Exercised                                (219,515)    3.46-12.17
Outstanding May 31, 1995
 (167,109 shares exercisable)           1,164,569   $5.92-$38.38

      In addition to the outstanding incentive stock options reflected in the table there were 205,170, 188,750 and 188,750 outstanding non-qualified stock options at May 31, 1995, 1994 and 1993, respectively. During fiscal 1995, 16,420 non-qualified stock options were granted and none were exercised. At May 31, 1995, the exercise prices of these outstanding options ranged from $7.96 to $36.75 and 113,500 of these outstanding options were exercisable.

      At May 31, 1995, 4,037,000 shares of common stock are reserved for future issuance.

   11. QUARTERLY FINANCIAL DATA (UNAUDITED)

      The following is a summary of the results of operations for each of the quarters within the years ended May 31, 1995 and 1994:

                                  First   Second   Third   Fourth
May 31, 1995                     Quarter  Quarter Quarter Quarter
Revenues from rentals and sales  $142,037 151,591 151,217 170,253
Gross profit                      $57,481  59,502  59,359  67,491
Net income                        $13,760  15,756  15,315  17,912
Earnings per share                  $0.29    0.34    0.33    0.38
Weighted average number of
 shares outstanding                46,805  46,829  46,932  47,000

May 31, 1994

Revenues from rentals and sales  $122,224 129,783 129,385 141,824
Gross profit                      $50,217  53,079  51,824  54,751
Net Income                        $10,543  13,580  13,061  14,986
Earnings per share                  $0.23    0.29    0.28    0.32
Weighted average number of
 shares outstanding                46,637  46,680  46,717  46,790
</Table

                    REPORT OF AUDIT COMMITTEE


      The Audit Committee (the Committee) of the Board of
   Directors is composed of three independent directors.  The
   Committee, which held two audit meetings during fiscal
   1995, oversees the Company's financial reporting process on behalf of the Board of Directors.

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


   Roger L. Howe, Chairman
   Audit Committee
   July 17, 1995


                  REPORT OF ERNST & YOUNG LLP,
                     INDEPENDENT AUDITORS


   The Board of Directors
   Cintas Corporation

      We have audited the accompanying consolidated balance sheets of Cintas Corporation as of May 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended May 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cintas Corporation at May 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 1995, in conformity with generally accepted accounting principles.


                                Ernst & Young LLP
   Cincinnati, Ohio
   July 17, 1995


                       CINTAS CORPORATION
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS


   FISCAL 1995 COMPARED TO FISCAL 1994

   Fiscal 1995 was another record year for the Company.  Total revenues of $615 million, net income of $63 million and
   earnings per share of $1.34 were all records, increasing
   18%, 20% and 20%, respectively.  Net rental revenues
   increased 17%.  Revenues in existing rental operations
   increased 14% while acquisitions accounted for the
   remaining growth.  Net sales revenues increased 20% due to new business and expansion of business within existing
   national accounts.   Return on equity of 19% was comparable
   with the prior year.

   Income before taxes increased 18% to $101 million  The
   Company's effective tax rate decreased from 39% to 38%. In fiscal 1994, the Company recorded a one-time charge for the retroactive impact (to January 1, 1993) of an increase in corporate marginal tax rates due to the enactment of the Omnibus Budget Reconciliation Act of 1993.

   In fiscal 1995, the Company acquired 80% of the outstanding stock of Cadet Uniform Services, Ltd., for approximately
   $41 million which was financed through borrowings. The purchase increased the Company's ownership from 20% to 100%. Cadet has annual sales volume of approximately $22 million. The Company expects this acquisition to be mildly additive to future earnings.

   Cash, cash equivalents and marketable securities decreased by $15 million due to capital expenditures and acquisitions which was partially offset by strong cash flow from operations. The cash, cash equivalents and marketable securities will be used to finance future acquisitions and capital expenditures. Marketable securities consist primarily of industrial revenue bonds and federal government securities.

   Inventories increased $8 million as the Company added products for the catalog program and proprietary products in the rental line. The higher level of inventory positions the Company to maintain service levels for anticipated growth.

   Net property, plant and equipment increased by $35 million.
   In fiscal 1995, the Company constructed five new uniform rental facilities to accommodate growth in rental operations.

    Other assets increased by $39 million, reflecting goodwill, service contracts and non-compete and consulting agreements obtained through the acquisition of uniform businesses.

   FISCAL 1994 COMPARED TO FISCAL 1993

   Total revenues for fiscal 1994 increased 16% to $523 million. Net rental revenues increased 15%. Revenues in existing rental operations increased 10% while acquisitions accounted for the remaining growth.

   Net sales revenue increased 22%. The increase was attributed to the implementation of new uniform programs for several large national accounts and the conversion of existing accounts to newly designed uniform programs.

   Income before income taxes increased 20% to $85 million.
   Net interest expense decreased $1 million reflecting the repayment of $8 million in debt and an increase in interest income.

   The Company's effective tax rate increased from 37% to 39% as a result of an increase in the federal tax rate.

   Return on equity of 18% was comparable with the prior year.

   Cash, cash equivalents and marketable securities increased by $6 million due to strong cash flow from internal operations. The cash, cash equivalents and marketable securities will be used to finance future acquisitions and capital expenditures.
   Inventories increased $8 million in order to provide service to recent acquisitions and to increase the service level to existing locations. Net property, plant and equipment increased by $12 million. In fiscal 1994, the Company constructed three new uniform facilities to accommodate growth in rental operations.

   The current portion of long-term debt increased $11 million, which was in line with the scheduled maturities of long-term debt.

   FINANCIAL CONDITION

   At May 31, 1995, the Company had $45 million in cash, cash equivalents and marketable securities. The Company's investment policy pertaining to marketable securities is conservative. Preservation of principal while earning an attractive yield are the criteria used in making investments. Working capital increased $16 million to $146 million due primarily to an increase in inventories.

   Capital expenditures for fiscal 1995 totaled $59 million.
   The Company continues to reinvest profits into land, buildings and equipment in order to expand capacity for future growth. The Company anticipates that capital expenditures for fiscal 1996 will approximate $55 million.

   The Company's percentage of debt to total capitalization was 26% at May 31, 1995, versus 24% at May 31, 1994, due to acquisitions made during the year.

   During the year, the Company paid dividends of $9 million or $0.20 per share. This dividend is an increase of 18% over that paid in fiscal 1994.

   INFLATION AND CHANGING PRICES

   Management believes inflation has not had a material impact on the Company's financial condition or a negative effect on operations. Management has been able to control pricing pressures through vendor negotiations, alternative sourcing methods and conservation.


   Directors and Officers


   Board of Directors    Officers

   Gerald V. Dirvin      Robert R. Buck   Carl W. Kettenacker
   Retired Executive     Vice President  Senior Vice President
   Vice President
   and Director of The
   Procter & Gamble
   Company               Bruce L. Burgess  Robert J. Kohlhepp
                         Vice President    President and Chief
                                           Executive Officer
   Richard T. Farmer     Karen L. Carnahan
   Chairman of the Board  Treasurer        Robert A. Oswald
   of the Corporation                      Vice President

   Scott D. Farmer       James (Jay) Case  David Pollak, Jr.
   Vice President of     Vice President    Vice President
   the Corporation

   James J. Gardner      Richard T. Farmer   William L. Pratt
   Retired Vice       Chairman of the Board  Vice President
   President
   of the Corporation

   Roger L. Howe          William C. Gale    Bruce E. Rotte
   Chairman of the        Vice President,    Vice President
   Board of U.S.          Finance
   Precision Lens, Inc.

   Donald P. Klekamp      Larry A. Harmon   G. Thomas Thornley
   Senior Partner of      Vice President    Vice President
   Keating, Muething
   and Klekamp

   Robert J. Kohlhepp    David T. Jeanmougin
   President and Chief   Senior Vice President
   Executive Officer
   of the Corporation

   John S. Lillard       John S. Kean III
   Chairman-Founder of   Senior Vice President
   JMB Institutional
   Realty Corporation



   Shareholder Information


   EXECUTIVE OFFICES                    10-K REPORT

   Cintas Corporation           A copy of the Form 10-K annual
   6800 Cintas Boulevard      report filed with the Securities
   P.O. Box 625737            and Exchange Commission for the
   Cincinnati, Ohio           year ended May 31, 1995, is
   45262-5737                 available at no charge to
                              shareholders.  Direct requests
                              in writing for this report or
                              other information to:

   AUDITORS                   William C. Gale
                              Vice President, Finance
   Ernst & Young LLP          Cintas Corporation
   1300 Chiquita Center       6800 Cintas Boulevard
   250 E. Fifth Street        P.O. Box 625737
   Cincinnati, Ohio  45202    Cincinnati, Ohio  45262-5737
                              (513) 459-1200

   MARKET FOR REGISTRANT'S      SECURITY HOLDER INFORMATION
   COMMON STOCK
                                At May 31, 1995, there were
   Cintas Corporation Common  approximately 1,700 stockholders
   Stock is traded on the       of record of the Corporation's
   NASDAQ National Market       Common Stock.The Company
   System.  The symbol is CTAS. believes that this represents approximately 12,000
                                beneficial owners.

   REGISTRAR AND TRANSFER AGENT

   The Fifth Third Bank
   38 Fountain Square Plaza
   Cincinnati, Ohio  45263
   (513) 579-5300

   ANNUAL MEETING
   October 19, 1995
   Cintas Corporate Office
   6800 Cintas Boulevard
   Cincinnati, Ohio
   10:00 a.m.

   The following table shows the high and low closing prices by quarter during the last two fiscal years.

    Fiscal 1995                     Fiscal 1994
   Quarter ended   High   Low      Quarter ended High    Low
   May 1995       40 1/4  33 3/4   May 1994      32 7/8 29 3/4
   February 1995  38 3/4  33 1/2   February 1994 34 1/2 28 1/2
   November 1994  36 1/4  31 3/4   November 1993 31 1/2 25
   August 1994    33 1/4  29 3/4   August 1993   29 1/4 24 3/4

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

   Cintas Corp. No. 5                Michigan

   Cintas Corp. No. 13               Pennsylvania

   Cintas Corporation No. 41         Maryland
   Cintas Sales Corporation          Ohio

   Cintas Corp. No. 45               North Carolina
   Corporate Business Services, Inc. Illinois
   Cintas - R.U.S., Inc.             South Carolina

   Cintas Cleaning Services, Inc.    Ohio

   Cintas Executive Services, Inc.   Nevada

   Cadet Uniform Services Limited    Ontario, Canada

   Cintas Investment Corp.           Ontario, Canada

   117561 Ontario, Inc.              Ontario, Canada

   910946 Ontario, Inc.              Ontario, Canada


                                              Exhibit 23


               CONSENT OF INDEPENDENT AUDITORS


   We consent to the incorporation by reference in this Annual
   Report on Form 10-K of Cintas Corporation of our report dated July 17, 1995, included in the 1995 Annual Report to
   Shareholders of Cintas Corporation.

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

   We also consent to the incorporation by reference in the Registration Statement Number 33-56623 on Form S-8 pertaining to the Partners' Plan, the Registration
   Statement Number 33-23228 on Form S-8 pertaining to the
   Incentive Stock Option Plan and Registration Statement
   Number 33-71124 on Form S-8 pertaining to the 1990
   Directors Plan and 1992 Stock Option Plan, of our report dated July 17, 1995, with respect to the financial statements and schedules of Cintas Corporation incorporated by reference in this Annual Report on Form 10-K for the year ended May 31, 1995.



                                  Ernst & Young LLP

   Cincinnati, Ohio
   August 23, 1995

