Form 10-K/A
period 1995-05-31
CINTAS CORP
filed 1995-09-06
CIK 723254

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                           FORM 10-K/A

                       Amendment No. 1 to
       Annual Report Pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934


     For Fiscal Year Ended                   Commission File
     May 31, 1995                              No. 0-11399


                         CINTAS CORPORATION

     Incorporated under                    IRS Employer I.D.
     The Laws of Washington                 No. 31-1188630


                         6800 Cintas Blvd.
                         P.O. Box 625737
                         Cincinnati, OH 45262-5737
                         (513) 459-1200




     This Amendment is provided to correct the Consolidated Statement of Cash Flows for the year ended May 31, 1995, pursuant to Item 14 of the Registrant's Annual Form 10-K. Attached hereto as Exhibit A is the amended Cash Flow Statement.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, duly authorized.






                                    CINTAS CORPORATION


                                By: William C. Gale
                                    William C. Gale
                                    Vice President - Finance

     Dated:  September 6, 1995

                      EXHIBIT A
                  Cintas Corporation
          CONSOLIDATED STATEMENTS OF CASH FLOWS
                         Year Ended May 31
                          (In thousands)

                                              1995      1994     1993
Cash flows from operating activities:

Net income                                   $62,743 $52,170 $44,873
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                              26,179   24,271  23,149
    Amortization of deferred charges          11,527   10,789   9,075
    Provision for losses on accounts
     receivable                                1,165      998   1,448
    Equity in earnings of affiliate             (428)    (347)  (159)
    Change in current assets and liabilities:
      Accounts receivable                    (11,345)  (8,053)(5,768)
      Inventories                            (21,400) (19,777)(7,223)
      Prepaid expenses                            (3)     503   (479)
      Accounts payable                        (2,162)  (1,842)  5,770
      Accrued liabilities                      6,628    4,850   4,879
      Income taxes payable                       184      684 (1,601)
      Deferred income taxes                    2,162    7,184   7,644
Net cash provided by operating activities     75,250   71,430  81,608

Cash flows from investing activities:
  Proceeds from sale of property,
    plant and equipment                       2,333    1,326      274
  Capital expenditures                      (58,879) (37,164)(29,699)
  Change in other assets                      1,126   (2,753) (5,325)
  Proceeds from sale or redemption of
    marketable securities                   196,204   47,053   20,664
  Purchase of marketable securities        (182,668) (58,609)(47,286)
  Acquisitions of businesses, net of
    cash acquired                           (50,095) (11,796)(42,384)

Net cash used by investing activities       (91,979)(61,943)(103,756)

Cash flows from financing activities:
  Proceeds from issuance of long-term debt   52,208       63   38,384
  Repayment of long-term debt               (21,829)  (8,410) (5,726)
  Issuance of common stock                      906      750      689
  Tax benefit resulting from exercise of
    employee stock options                      190      320      755
  Repurchase common stock                    (7,112)     --       --
  Dividends paid                             (9,398)  (7,953) (6,519)

Net cash provided by (used in) financing
  activities                                 14,965  (15,230)  27,583

Net (decrease) increase in cash and cash
  equivalents                                (1,764)  (5,743)   5,435

Cash and cash equivalents at beginning
  of year                                     8,449   14,192    8,757

Cash and cash equivalents at end of year     $6,685   $8,449  $14,192

                             See accompanying notes.