Form 10-Q
period 1995-08-31
CINTAS CORP
filed 1995-10-13
CIK 723254

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549


   ( X )  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
   For the quarterly period ended August 31, 1995

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

   Yes   X            No

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                 Outstanding October 6, 1995
   Common Stock, no par value              47,046,610

                       CINTAS CORPORATION
                             INDEX



                                                      Page No.
   Part I.   Financial Information:

   Consolidated Condensed Balance Sheet -
     August 31, 1995 and May 31, 1995                     3

   Consolidated Condensed Statement of Income -
     Three Months Ended August 31, 1995 and 1994          4

   Consolidated Condensed Statement of Cash Flows -
     Three Months Ended August 31, 1995 and 1994          5

   Notes to Consolidated Condensed Financial Statements   6

   Management's Discussion and Analysis of Financial
     Condition and Results of Operations                  8


   Part II.  Other Information                            9

   Signatures                                             9

                       CINTAS CORPORATION
               CONSOLIDATED CONDENSED BALANCE SHEET
                     (Dollars in Thousands)

                                      August 31,    May 31,
                                        1995         1995
                                     (Unaudited)

   ASSETS
   Current assets:
     Cash and cash equivalents          $   7,526   $   6,685
     Marketable securities                 53,670      38,797
     Accounts receivable (net)             70,025      69,032
     Inventories                           36,715      36,883
     Uniforms and other rental items
       in service                          90,401      88,670
     Prepaid expenses                       2,142       1,355
     Total current assets                 260,479     241,422
   Property, plant and equipment:
     Cost                                 340,006     333,390
     Less accumulated depreciation       (105,436)   (105,393)
                                          234,570     227,997
   Investments and other assets           124,589     126,762
                                        $ 619,638   $ 596,181


   LIABILITIES AND SHAREHOLDERS' EQUITY

   Current liabilities:
     Accounts payable                   $  18,306   $  17,265
     Accrued liabilities                   37,689      42,158
     Income taxes -
       Current                              7,740       2,191
       Deferred                            25,877      23,368
       Long-term debt due within one year  11,341      10,030
       Total current liabilities          100,953      95,012
     Long-term debt due after one year    119,788     120,275
     Deferred income taxes                 18,639      16,550
   Shareholders' equity:
     Preferred stock, no par value,
      100,000 shares authorized, none
      outstanding                          ------       -----
     Common stock, no par value,
      120,000,000 shares authorized,
      47,044,678 shares issued and outstanding
     (47,005,340 at May 31, 1995)          42,249     42,035
     Retained earnings                    338,699    323,284
     Cumulative translation adjustment       (690)      (975)
     Total shareholders' equity           380,258    364,344

                                         $619,638   $596,181

                      See accompanying notes.

                       CINTAS CORPORATION
           CONSOLIDATED CONDENSED STATEMENT OF INCOME
                          (Unaudited)
         (Dollars in Thousands Except Per Share Amounts)

                                        Three months ended
                                             August 31,
                                        1995          1994
   Revenues:
     Net rentals                     $  154,268    $ 127,294
     Net sales                           16,075       14,743
                                        170,343      142,037
   Costs and expenses (income):
     Cost of rentals                     87,276       72,190
     Cost of sales                       13,811       12,366
     Selling and administrative expenses 40,718       34,265
     Interest income                      (421)        (498)
     Interest expense                    2,510        1,521
                                       143,894      119,844

   Income before income taxes           26,449       22,193

   Income taxes                         10,161        8,433

   Net income                      $    16,288   $   13,760

   Earnings per share              $       .35   $      .29

   Weighted average number of
     shares outstanding             47,033,104   46,805,209


                      See accompanying notes.

                        CINTAS CORPORATION
             CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                           (Unaudited)
                      (Dollars in thousands)

                                       Three Months Ended
                                            August 31
                                           1995         1994
   Cash flows from operating activities:

     Net income                             $16,288    $13,760
     Adjustments to reconcile net
      income to net cash provided
      by operating activities:
     Depreciation                             6,968      6,381
     Amortization of deferred charges         3,163      2,726
     Provision for losses on accounts
      receivable                                542        429
   Change in current assets and liabilities:
     Accounts receivable                     (1,535)   (2,115)
     Inventories                             (1,563)   (6,694)
     Prepaid expenses                          (787)      399
       Accounts payable                       1,041     1,826
       Accrued liabilities                   (3,482)   (4,293)
       Income taxes payable                   5,549     5,545
       Deferred income taxes                  4,598     1,996

   Net cash provided by operating activities 30,782    19,960

   Cash flows from investing activities:
   Capital expenditures                   (13,541) (11,690)
   Change in investments and other assets  (1,082)    (249)
   Proceeds from sale or redemption of
     marketable securities                  8,066    7,916
   Purchase of marketable securities      (22,939)  (3,843)
   Acquisition of businesses net of
     cash acquired                           (496)     (40)

   Net cash used by investing activities  (29,992)  (7,906)

   Cash flows from financing activities:

   Proceeds from issuance of long-term debt   407    -----
   Repayment of long-term debt               (570)  (7,222)
   Issuance of common stock                   214      225
   Tax benefit resulting from exercise
     of employee stock options               -----      11
   Purchase of treasury stock                -----  (4,719)

   Net cash provided from (used in)
     financing activities                      51  (11,705)

   Net increase in cash and cash equivalents  841      349

   Cash and cash equivalents at beginning
     of period                              6,685    8,449

   Cash and cash equivalents at end
     of period                            $ 7,526  $ 8,798

                      See accompanying notes.

                        CINTAS CORPORATION

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           (Unaudited)

     The consolidated condensed financial statements of Cintas Corporation (the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes included in the Company's most recent annual report for the fiscal year ended May 31, 1995.

     Interim results are subject to variations and are not necessarily indicative of the results of operations for a full fiscal year. In the opinion of management, except as discussed in Note 3., all adjustments (which include only normal recurring adjustments) necessary for a fair statement of the results of the interim periods shown have been made.

     The Company adopted SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, in the first quarter of fiscal 1995. At August 31, 1995, the difference between cost and fair value for the Company's marketable securities was not significant and not reported as a component of shareholders' equity.

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

     At May 31, 1995, options as to 1,164,569 shares granted under the 1993 Plan and a previous plan, were outstanding at prices ranging from $5.92 - $38.38 per share. Of these options outstanding, 167,109 were exercisable at May 31, 1995. On July 25, 1995, additional options as to 284,050 shares exercisable at $38.75 per share were granted under the 1993 Plan. During the first quarter of fiscal 1995, options as to 39,426 shares were exercised ranging in price from $11.00 to $13.33 per share.

     In fiscal year 1991, shareholders adopted a stock option plan for the non-employee members of its Board of Directors, and granted options for 30,000 shares of common stock (the "1991 Directors' Plan"). Options were granted at 100% of the market value of the underlying Common Stock on the date immediately prior to the grant and become exercisable at a rate of 25% per year commencing two years after grant, so long as the holder remains on the Board of Directors. In fiscal 1995, shareholders voted to adopt the 1994 Directors' Stock Option Plan (the "1994 Directors'
   Plan"). The 1994 Directors' Plan provides for each non-employee Director of the Company to be granted an option to purchase 1,000 shares of Cintas Common Stock, and, upon each subsequent election as a Director, another option for 1,000 shares. The total number of shares which may be granted under this Plan is 30,000 shares. Options under the 1994 Directors' Plan were granted at 100% of the market value of the underlying Common Stock on the date of grant and become exercisable at a rate of 25% per year commencing one year after grant, so long as the holder remains on the Board of Directors. As of August 31, 1995, under both Directors' plans, options for 32,000 shares are outstanding, ranging in price from $13.33 to $33.50, of which 18,750 shares are exercisable.

   Inventories:

     Inventories are valued at the lower of cost (first-in, first-out) or market. Substantially all inventories represent finished goods.


   Supplemental Cash Flow Disclosures:

     Cash paid during the three months ended August 31, 1995 and 1994.

                                            1995      1994
   Interest, net of amount capitalized   $1,318,000 $1,227,000
   Income taxes                            $934,000 $1,013,000

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   Total revenues increased 20% in the first quarter of fiscal
   1996 over the same period in fiscal 1995. Net rental revenue increased 21% for the three months ended August 31, 1995, over the same period in the prior fiscal year.
   Growth in the customer base and price increases in established operations for the three months ended August
   31, 1995, accounted for a 15% increase in rental revenues and the remaining 6% was due primarily to acquisitions.
   First quarter revenues from the sale of uniforms and other direct sale items increased 9% over the prior year's first quarter, principally as a result of an increase in unit sales and other direct sale items. The increase in revenues from the sale of uniforms and other direct sale items were not significantly affected by acquisitions.

   Net income and earnings per share increased 18% and 21%, respectively, for the three months ended August 31, 1995, over the same period in fiscal 1995.

   Net interest expense (interest expense less interest income) was $2,089,000 for the first quarter of fiscal 1996 compared to $1,023,000 in the first quarter of fiscal 1995.
   Net interest expense has increased primarily due to an increase in the amount of long-term debt associated with the acquisition of Cadet Uniform Services, Ltd. in the third quarter of fiscal 1995.

   During the first quarter of fiscal 1996, the Company announced plans to open a new distribution center in Montgomery, Alabama. The new distribution center will service the Company's operations in the South, Southeast and Southwest regions of the United States. The expansion will allow the Company to free up capacity in its Cincinnati distribution center in order to more effectively service growth in the Midwest, on the East Coast and Canada.

   Financial Condition

   Marketable securities have increased since May 31, 1995, primarily due to an increase in cash generated from internal operations.

   The Company believes that its current cash position, funds anticipated to be generated from operations and the strength of its banking relationships are sufficient to meet its anticipated operational and capital needs.


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



                                 CINTAS CORPORATION
                                   (Registrant)



     Date:   October 11, 1995     William C. Gale
                                  William C. Gale
                                  Vice President - Finance
                                 (Chief Accounting Officer)

