Form 10-Q
period 1995-11-30
CINTAS CORP
filed 1996-01-11
CIK 723254

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549


( X )  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 1995

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

Yes   X            No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                 Outstanding January 9, 1996
Common Stock, no par value                  47,105,294

                     CINTAS CORPORATION
                           INDEX

                                                       Page No.
Part I.   Financial Information:

Consolidated Condensed Balance Sheet -
 November 30, 1995 and May 31, 1995                        3

Consolidated Condensed Statement of Income -
 Three Months and Six Months Ended
 November 30, 1995 and 1994                                4

Consolidated Condensed Statement of Cash Flows -
 Six Months Ended November 30, 1995 and 1994               5

Notes to Consolidated Condensed Financial Statements       6

Management's Discussion and Analysis of Financial
 Condition and Results of Operations                       8


Part II.  Other Information                                9

Signatures                                                10

                      CINTAS CORPORATION
             CONSOLIDATED CONDENSED BALANCE SHEET
               (In thousands except share data)

                                 November 30,        May 31,
                                    1995              1995
                                 (Unaudited)

ASSETS
Current assets:
  Cash and cash equivalents      $   6,615        $   6,685
  Marketable securities             53,799           38,797
  Accounts receivable (net)         77,522           69,032
  Inventories                       37,384           36,883
  Uniforms and other rental
    items in service                95,281           88,670
  Prepaid expenses                   1,189            1,355
    Total current assets           271,790          241,422
Property, plant and equipment:
  Cost                             353,613          333,390
  Less accumulated depreciation   (111,642)        (105,393)
                                   241,971          227,997

Other assets                       124,900          126,762
                                 $ 638,661        $ 596,181


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable               $  20,892        $  17,265
  Accrued liabilities               41,706           42,158
  Income taxes -
    Current                          1,667            2,191
    Deferred                        26,123           23,368
  Long-term debt due within
    one year                        11,276           10,030
      Total current liabilities    101,664           95,012

Long-term debt due after one year  118,366          120,275
Deferred income taxes               18,089           16,550

Shareholders' equity:
  Preferred stock, no par value,
  100,000 shares authorized,
  none outstanding                   -----            -----

  Common stock, no par value,
  120,000,000 shares authorized,
  47,070,545 shares issued and
  outstanding (47,005,340 at
  May 31, 1995)                     42,466           42,035

  Retained earnings                358,420          323,284
  Cumulative translation
   adjustment                         (344)            (975)
     Total shareholders' equity    400,542          364,344

                                  $638,661         $596,181

                      See accompanying notes.

                      CINTAS CORPORATION
            CONSOLIDATED CONDENSED STATEMENT OF INCOME
                          (Unaudited)
              (In thousands except per share data)





                               Three months ended         Six Months ended
                                   November 30                November 30

                               1995          1994        1995        1994
Revenues:
  Net rentals                $ 159,855   $ 132,494      $ 314,123  $ 259,788
  Net sales                     22,514      19,097         38,589     33,840

                               182,369     151,591        352,712    293,628

Costs and expenses (income):
  Cost of rentals               90,712      75,610        177,988    147,800
  Cost of sales                 18,698      16,479         32,509     28,845
  Selling and administrative
    expenses                    40,252      32,793         80,970     67,058
  Interest income                 (447)       (438)          (868)      (936)
  Interest expense               2,293       1,824          4,803      3,345
                               151,508     126,268        295,402    246,112

Income before income taxes      30,861      25,323         57,310     47,516

Income taxes                    12,014       9,567         22,175     18,000

Net income                   $  18,847   $  15,756      $  35,135  $  29,516

Earnings per share           $     .40   $     .34      $     .75  $     .63

Weighted average number of
  shares outstanding            47,053      46,829         47,043     46,815


                     See accompanying notes

                               -4-

                  CINTAS CORPORATION
     CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                     (Unaudited)
                    (In thousands)

                                                Six Months Ended
                                                  November 30

Cash flows from operating activities:          1995         1994

Net income                                   $35,135     $29,516

Adjustments to reconcile net
income to net cash provided
by operating activities:
  Depreciation                                14,037      12,954
  Amortization of deferred charges             6,275       5,538
  Provision for losses on accounts
    receivable                                   973         363
  Change in current assets and liabilities:
    Accounts receivable                       (9,463)     (9,440)
    Inventories                               (7,112)    (12,037)
    Prepaid expenses                             166         (18)
    Accounts payable                           3,627        (417)
    Accrued liabilities                         (452)        101
    Income taxes payable                        (524)      2,173
    Deferred income taxes                      4,294       2,064

  Net cash provided by operating activities   46,956      30,797

Cash flows from investing activities:

Capital expenditures                         (28,011)    (25,346)
Change in other assets                          (628)       (319)
Proceeds from sale or redemption of
  marketable securities                       42,586      32,469
Purchase of marketable securities            (57,588)    (15,707)
Acquisition of businesses net of cash
  acquired                                    (2,289)     (5,911)

  Net cash used by investing activities      (45,930)    (14,814)

Cash flows from financing activities:

Proceeds from issuance of long-term debt         408       -----
Repayment of long-term debt                   (1,935)     (8,659)
Issuance of common stock                         423         457
Tax benefit resulting from exercise of
  employee stock options                           8          74
Purchase of treasury stock                      ----      (7,044)

  Net cash used in financing activities       (1,096)    (15,172)

Net (decrease) increase in cash and
  cash equivalents                               (70)        811

Cash and cash equivalents at beginning
  of period                                    6,685       8,449

Cash and cash equivalents at end of period   $ 6,615     $ 9,260

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

2. Interim results are subject to variations and are not necessarily indicative of the results of operations for a full fiscal year.
In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair statement of the results of the interim periods shown have been made.

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

At November 30, 1995, options as to 1,448,619 shares granted under the 1993 Plan and a previous plan, were outstanding at prices ranging from $5.92 - $38.75 per share. Of these options outstanding, 167,109 were exercisable at May 31, 1995. During the first quarter of fiscal 1996, options as to 39,426 shares were exercised ranging in price from $5.92 to $13.33 per share. During the second quarter of fiscal 1996, options as to 28,371 shares were exercised ranging in price from $7.96 to $13.33.

In fiscal year 1991, Shareholders adopted a stock option plan for the non-employee members of its Board of Directors, and granted options for 30,000 shares of common stock (the "1991 Directors' Plan"). Options were granted at 100% of the market value of the underlying Common Stock on the date immediately prior to the grant and become exercisable at a rate of 25% per year commencing two years after grant, so long as the holder remains on the Board of Directors. In fiscal 1995, shareholders voted to adopt the 1994 Directors' Stock Option Plan (the "1994 Directors' Plan"). The 1994 Directors' Plan provides for each non-employee Director of the Company to be granted an option to purchase 1,000 shares of Cintas Common Stock, and, upon each subsequent election as a Director, another option for 1,000 shares. The total number of shares which may be granted under this Plan is 30,000 shares. Options under the 1994 Directors' Plan are granted at 100% of the market value of the underlying Common Stock on the date of grant and become exercisable at a rate of 25% per year commencing one year after grant, so long as the holder remains on the Board of Directors. As of November 30, 1995, under both Directors' plans, options for 37,000 shares are outstanding, ranging in price from $13.33 to $43.25, of which 26,000 shares are exercisable.

4.  Inventories:

Inventories are valued at the lower of cost (first-in, first-out) or market. Substantially all inventories represent finished goods.

5.  Supplemental Cash Flow Disclosures:

          Cash paid during the six months ended November 30, 1995 and 1994.


                                         1995         1994

Interest, net of amount capitalized   $ 4,183,000  $ 3,299,000
Income taxes                          $19,103,000  $13,588,000


             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Total revenues increased 20% in the three months and six months ended November 30, 1995 over the same periods in the prior fiscal year. Net rental revenue increased 21% for both the three months and six months ended November 30, 1995. Growth in the customer base and price increases in established operations accounted for a 16% increase and the remaining 5% was due primarily to acquisitions. Second quarter revenues from the sale of uniforms and other direct sale items increased 18% over the prior year's second quarter. For the six months ended November 30, 1995, sales increased 14% over the same period in fiscal 1995. The increase in revenues from the sale of uniforms and other direct sale items is attributable to an increase in unit sales and was not significantly affected by acquisitions.

Net income increased 20% and 19% for the three months and six months ended November 30, 1995, respectively, over the same periods in fiscal 1995. The increase in net income for the six months ended November 30, 1995, over the same period in the prior year was primarily the result of increased revenues.

Net interest expense (interest expense less interest income) was $1,846,000 and $3,935,000 for the three months and six months ended November 30, 1995, respectively, compared to $1,386,000 and $2,409,000, respectively, for the same two periods in the prior fiscal year. Net interest expense has increased primarily due to an increase in the amount of long-term debt associated with the acquisition of Cadet Uniform Services, Ltd. in the third quarter of fiscal 1995.

During the first quarter of fiscal 1996, the Company announced plans to open a new distribution center in Montgomery, Alabama.
The new distribution center will service the Company's operations in the South, Southeast and Southwest regions of the United
States. The expansion into Montgomery, as well as an expansion of the Cincinnati distribution center, will allow the Company to free up capacity in Cincinnati in order to more effectively service growth in the Midwest, on the East Coast and Canada.

During the second quarter of fiscal 1996, the Company entered eight new markets and continued construction of new uniform rental facilities in Austin, Texas; Denver, Colorado;
Indianapolis, Indiana; and Las Vegas, Nevada.

Financial Condition

Marketable securities have increased since May 31, 1995, primarily due to an increase in cash generated from internal operations.

Property, plant and equipment have increased from May 31, 1995, primarily due to the construction of new uniform rental facilities previously mentioned as well as the expansion of other existing uniform rental facilities in several U.S. cities.

The Company believes that its current cash position, funds anticipated to be generated from operations and the strength of its banking relationships are sufficient to meet its anticipated operational and capital needs requirements.

                      CINTAS CORPORATION

Part II.  Other Information

     Item 4. Submission of matters to a vote of security holders

   The Annual Shareholders' meeting of the Company was held on October 19, 1995, at which the following issues were adopted by shareholders:

    Issue No. 1

    Authority to amend the 1992 Stock Option Plan.

FOR 36,476,709 AGAINST 1,416,708 ABSTAIN 109,282 BROKER NON-VOTES 0


    Issue No. 2

    Authority to elect eight (8) Directors.




    Name            Shares For        Shares -           Shares     Broker
                                  Withheld Authority   Abstained   Non-Votes
Richard T. Farmer   37,599,265        242,637              0           0
Scott D. Farmer     37,583,876        238,027              0           0
Gerald V. Dirvin    37,665,803        156,009              0           0
James J. Gardner    37,583,318        238,585              0           0
Roger L. Howe       37,681,918        159,985              0           0
Donald P. Klekamp   37,582,984        220,918              0           0
Robert J. Kohlhepp  37,599,116        242,787              0           0
John S. Lillard     37,680,969        160,933              0           0


  Item 6.Exhibits and Reports on Form 8-K

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


Date:   January 9, 1996         William C. Gale

                                William C. Gale
                                Vice President - Finance
                                (Chief Accounting Officer)