Form 10-Q
period 1996-02-29
CINTAS CORP
filed 1996-04-10
CIK 723254

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


   ( X )     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
   For the quarterly period ended February 29, 1996

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

   Yes   X            No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                       Outstanding April 1, 1996
   Common Stock, no par value                      47,182,798

                              CINTAS CORPORATION
                                    INDEX




 Page No.
   Part I.   Financial Information:

      Consolidated Condensed Balance Sheets -
           February 29, 1996 and May 31, 1995                   3
      Consolidated Condensed Statements of Income -
           Three Months and Nine Months Ended
           February 29, 1996 and February 28, 1995             4
      Consolidated Condensed Statements of Cash Flows -
           Nine Months Ended February 29, 1996 and
           February 28, 1995                                   5

      Notes to Consolidated Condensed Financial Statements     6

      Management's Discussion and Analysis of Financial
           Condition and Results of Operations                 7


   Part II.  Other Information                                 8

   Signatures                                                  8

                              CINTAS CORPORATION
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                      (In thousands except share data)

                                             February 29,       May 31,
                                                  1996            1995

                                             (Unaudited)
   ASSETS

   Current assets:
   Cash and cash equivalents                  $ 11,555       $   6,685
   Marketable securities                        65,988          38,797
   Accounts receivable (net)                    76,878          69,032
   Inventories                                  36,184          36,883
   Uniforms and other rental items in service   95,244          88,670
   Prepaid expenses                              1,748           1,355
   Total current assets                        287,597         241,422
   Property, plant and equipment:
   Cost                                        362,015         333,390
   Less accumulated depreciation              (113,785)       (105,393)
                                               248,230         227,997
   Other assets                                121,700         126,762
                                             $ 657,527       $ 596,181


   LIABILITIES AND SHAREHOLDERS' EQUITY

   Current liabilities:
   Accounts payable                          $  17,408       $  17,265
   Accrued liabilities                          49,359          42,158
   Income taxes -
      Current                                    2,045           2,191
      Deferred                                  24,552          23,368
   Long-term debt due within one year           11,485          10,030
   Total current liabilities                   104,849          95,012
   Long-term debt due after one year           114,467         120,275
   Deferred income taxes                        18,246          16,550
   Shareholders' equity:
   Preferred stock, no par value,
   100,000 shares authorized, none out-
    standing                                   -----            -----
   Common stock, no par value,
   120,000,000 shares authorized,
   47,177,168 shares issued and outstanding
    (47,005,340 at May 31, 1995)                43,888          42,035
     Retained earnings                         376,944         323,284
   Cumulative translation adjustment              (867)           (975)
   Total shareholders' equity                  419,965         364,344

                                              $657,527        $596,181

                              See accompanying notes.
      PAGE

                                       CINTAS CORPORATION
                         CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                          (Unaudited)
                              (In thousands except per share data)

                     Three Months Ended          Nine Months Ended


                 February 29,  February 28,  February 29,  February 28,
                     1996          1995          1996          1995

Revenues:
  Net rentals        $ 162,485    $ 134,279      $ 476,608    $ 394,067
  Net sales             20,492       16,938         59,081       50,778
                       182,977      151,217        535,689      444,845
Costs and expenses (income):
Cost of rentals         92,971       77,644        270,959      225,444
Cost of sales           16,884       14,214         49,393       43,059
Selling and administrative
   expenses            41,319       33,594        122,289      100,652
Interest income          (817)        (696)        (1,685)      (1,632)
Interest expense        2,320        1,726          7,123        5,071
                      152,677      126,482        448,079      372,594
Income before income
     taxes             30,300       24,735         87,610       72,251

Income taxes           11,776        9,420         33,951       27,420
Net income           $ 18,524    $  15,315     $   53,659   $   44,831

Earnings per share   $    .39    $     .33     $     1.14   $      .96
Weighted average number
of shares outstanding  47,122       46,932         47,069       46,855

                                       See accompanying notes.
PAGE

                                     CINTAS CORPORATION
                     CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                        (Unaudited)
                                       (In thousands)

                                                  Nine Months Ended
                                            February 29,   February 28,
                                                 1996           1995


Cash flows from operating activities:

Net income                                      $53,659      $44,831
Adjustments to reconcile net
income to net cash provided
by operating activities:
Depreciation                                     21,394       19,529
Amortization of deferred charges                  9,350        8,362
Provision for losses on accounts receivable       1,426          735
Change in current assets and liabilities:
      Accounts receivable                        (9,272)      (7,498)
      Inventories                                (5,875)     (15,488)
      Prepaid expenses                             (393)          69
      Accounts payable                              143         (368)
      Accrued liabilities                         7,201        2,283
      Income taxes payable                         (146)         486
      Deferred income taxes                       2,880        1,019

 Net cash provided by operating activities       80,367       53,960

Cash flows from investing activities:

Capital expenditures                            (41,629)     (40,525)
Change in other assets                           (1,830)        (624)
Proceeds from sale or redemption of marke-
table securities                                 52,113       75,050
Purchase of marketable securities               (79,304)     (60,006)
Acquisition of businesses net of cash acquired   (2,289)     (47,177)

Net cash used in investing activities           (72,939)     (73,282)

Cash flows from financing activities:

Proceeds from issuance of long-term debt            408       41,885
Repayment of long-term debt                      (4,498)     (11,541)
Issuance of common stock                            682          674
Tax benefit resulting from exercise of employee stock
   options                                          850          111
Purchase of treasury stock                         ----       (7,118)

Net cash (used in) provided by financing
activities                                      (2,558)      24,011

Net increase in cash and cash equivalents        4,870        4,689

Cash and cash equivalents at beginning of
period                                           6,685        8,449

Cash and cash equivalents at end of period     $11,555      $13,138

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

2. Interim results are subject to variations and are not necessarily indicative of the results of operations for a full fiscal year. In the opinion of management, adjustments (which include only normal recurring adjustments) necessary for a fair statement of the results of the interim periods shown have been made.

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

      At February 29, 1996, options as to 1,235,558 shares granted under the 1993 Plan and a previous plan, were outstanding at prices ranging from $7.96 - $48.75 per share.
Of these options outstanding, 221,138 were exercisable at February 29, 1996. During the nine months ended February 29,
1996, options as to 217,841 shares were exercised ranging in price from $5.92 to $22.50 per share.

      In fiscal year 1991, Shareholders adopted a stock option plan for the non-employee members of its Board of Directors, and granted options for 30,000 shares of common stock (the "1991 Directors' Plan"). Options were granted at 100% of the market value of the underlying Common Stock on the date immediately prior to the grant and become exercisable at a rate of 25% per year commencing two years after grant, so long as the holder remains on the Board of Directors. In fiscal 1995, shareholders voted to adopt the 1994 Directors' Stock Option Plan (the "1994 Directors' Plan"). The 1994 Directors' Plan provides for each non-employee Director of the Company to be granted an option to purchase 1,000 shares of Cintas Common Stock, and, upon each subsequent election as a Director, another option for 1,000 shares. The total number of shares which may be granted under this Plan is 30,000 shares. Options under the 1994 Directors' Plan are granted at 100% of the market value of the underlying Common Stock on the date of grant and become exercisable at a rate of 25% per year commencing one year after grant, so long as the holder remains on the Board of Directors. As of February 29, 1996, under both Directors' plans, options for 37,000 shares are outstanding, ranging in price from $13.33 to $43.25, of which 26,000 shares are exercisable.

4.     Inventories:

      Inventories are valued at the lower of cost (first-in, first-out) or market. Substantially all inventories represent finished goods.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Total revenues increased 21% and 20% in the three months and nine months ended February 29, 1996, respectively, over the same periods in the prior fiscal year. These periods in fiscal 1996 included an extra work day in February due to the leap year. Net rental revenue increased 21% for both the three months and nine months ended February 29, 1996. For the nine months ended February 29, 1996, growth in the customer base and price increases in established operations accounted for a 16% increase and the remaining 5% was due primarily to acquisitions. Third quarter revenues from the sale of uniforms and other direct sale items increased 21% over the prior year's third quarter. For the nine months ended February 29, 1996, such sales increased 16% over the same period in fiscal 1995. The increase in revenues from the sale of uniforms and other direct sale items is attributable to an increase in unit sales and was not significantly affected by acquisitions.

Net income increased 21% and 20% for the three months and nine months ended February 29, 1996, respectively, over the same periods in fiscal 1995. The increase in net income for the nine months ended February 29, 1996, over the same period in the prior year was primarily the result of increased revenues.

Net interest expense (interest expense less interest income) was $1,503,000 and $5,438,000 for the three months and nine months ended February 29, 1996, respectively, compared to $1,030,000 and $3,439,000, respectively, for the same periods in the prior fiscal year. Net interest expense has increased primarily due to an increase in the amount of long-term debt associated with the acquisition of Cadet Uniform Services, Ltd. in the third quarter of fiscal 1995.

The Company's previously announced new distribution center in Montgomery, Alabama is expected to begin operations in the first quarter of fiscal 1997. The new distribution center will service the Company's operations in the South, Southeast and Southwest regions of the United States. The expansion into Montgomery, as well as an expansion of the Cincinnati distribution center, will allow the Company to free up capacity in Cincinnati in order to more effectively service growth in the Midwest, on the East Coast and Canada.

At the end of the third quarter of fiscal 1996, the Company had eight uniform rental facilities in various stages of construction.

Financial Condition

Marketable securities have increased since May 31, 1995, primarily due to an increase in cash generated from operations.

Property, plant and equipment have increased from May 31, 1995, primarily due to the construction of new uniform rental facilities and the expansion of several existing uniform rental facilities in the U.S. The Company believes that its current cash position, funds anticipated to be generated from operations and the strength of its banking relationships are sufficient to meet its anticipated operational and capital needs requirements.

                            CINTAS CORPORATION


Part II.  Other Information


      Item 5.   Other Information.
          On February 14, 1996, the registrant declared an annual cash dividend of $.25 per share on outstanding common stock, a 25% increase over the dividend paid in the prior year. The dividend was payable on April 2, 1996, to shareholders of record as of March 8, 1996.

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


Date:   April 10, 1996               William C. Gale

                                     William C. Gale
                                     Vice President - Finance
                                     (Chief Accounting Officer)