Form 10-K
period 1996-05-31
CINTAS CORP
filed 1996-08-28
CIK 723254

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-K

      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  X   EXCHANGE ACT OF 1934  For the Fiscal Year Ended May 31, 1996

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-11399
                            CINTAS CORPORATION
          (Exact name of registrant as specified in its charter)
Incorporated under                                        IRS Employer ID
the Laws of Washington                                    No. 31-1188630
(State or other juris-
diction of incorporation   6800 Cintas Boulevard
or organization)           P.O. Box 625737
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

                       YES                  NO

                        X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

The aggregate market value of Common Stock held by nonaffiliates is $1,527,821,826 based on a closing price of $54.50 on August 16, 1996. As of August 16, 1996, 47,376,432 shares of no par value Common Stock were issued and outstanding.

                  Documents Incorporated by Reference

Portions of the Registrant's Annual Report to Shareholders for 1996 furnished to the Commission pursuant to Rule 14a-3(b) and portions of the Registrant's Proxy Statement to be filed with the Commission for its 1996 annual meeting are incorporated by reference in Parts I, II and III as specified.

                              CINTAS CORPORATION
                            INDEX TO ANNUAL REPORT
                                ON FORM 10-K

                                                                  Page

Part I

      Item 1 - Business                                              3
      Item 2 - Properties                                            4
      Item 3 - Legal Proceedings                                     6
      Item 4 - Submission of Matters to a Vote of Security Holders   6

Part II

      Item 5 - Market for Registrant's Common Equity and Related     6
                   Stockholder Matters
      Item 6 - Selected Financial Data                               6
      Item 7 - Management's Discussion and Analysis of Financial     7
                   Condition and Results of Operations
      Item 8 - Financial Statements and Supplementary Data           7
      Item 9 - Changes in and Disagreements with Accountants on      7
                   Accounting and Financial Disclosure

Part III

      Item 10 - Directors and Executive Officers of the Registrant   7
      Item 11 - Executive Compensation                               7
      Item 12 - Security Ownership of Certain Beneficial Owners and  7
                   Management
      Item 13 - Certain Relationships and Related Transactions       7

Part IV

      Item 14 - Exhibits, Financial Statement Schedules and          7
                   Reports on Form 8-K

                                  PART I
                                  ITEM 1.
                                 BUSINESS

The business discussion found on pages 2 through 9 of the Registrant's Annual Report to Shareholders for 1996 is incorporated herein by reference. Information regarding revenues from products and services, the number of employees and competition are listed or described below:

The table sets forth the revenues derived from each service provided by Cintas.

                                              Year Ended May 31


                                        1996        1995        1994
                                               (in thousands)
Uniform Rental                        $492,369    $415,035    $351,495
Uniform Sales                           81,373      69,825      58,294
Non-Uniform Rentals                    148,652     124,045     108,360
Other                                    7,736       6,193       5,067
                                      $730,130    $615,098    $523,216

The Company began business in 1929 as an Ohio Corporation and changed its state of incorporation to Washington in 1986. At May 31, 1996, the Company employed 10,803 employees of which 88 are represented by labor unions. The Company considers its relationship with its employees to be satisfactory.

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

The Company operates four manufacturing facilities which provide for a substantial amount of its standard uniform needs. Additional products are purchased from several outside suppliers. Because of the Company's ability to manufacture much of its own uniform needs, the loss of one vendor would not have a significant effect on the Company. In regard to the availability of fabric for the manufacturing process, the Company purchases fabric from several suppliers. The Company is not aware of any circumstances which would hinder its ability to obtain these materials.

The Company does not anticipate any material capital expenditures for environmental controls that would have a material effect on its financial condition. The Company is not aware of any material non-compliance with environmental laws.

The Company believes that the primary competitive factors that affect its operations are quality, service, design and price, in that order.

                                    ITEM 2.

                                  PROPERTIES

        The Company currently occupies 124 facilities located in 118 cities. The corporate offices provide centrally located administrative functions including accounting, finance, marketing and data processing. The Company operates processing plants that house administrative, sales and service personnel and the necessary equipment involved in the cleaning of uniforms and bulk items. Branch operations provide administrative, sales and service functions. Cintas operates three distribution facilities and has four manufacturing plants, two of which produce uniform trousers and two producing uniform shirts. The Company considers the facilities it operates to be adequate for their intended use. The Company owns or leases 2,765 vehicles.

        The following chart provides additional information concerning Cintas' facilities:

 Location                      Type of Facility
 Cincinnati, Ohio                Corporate Offices, National Account Division,
                                    Distribution Center
 Alexandria, Louisiana           Branch *
 Asheville, North Carolina       Branch *
 Ashland, Kentucky               Processing Plant
 Atlanta, Georgia                Processing Plant
 Augusta, Georgia                Processing Plant
 Austin, Texas                   Processing Plant
 Baltimore, Maryland             Processing Plant
 Baton Rouge (South), Louisiana  Processing Plant
 Baton Rouge (North), Louisiana  Processing Plant
 Beaumont, Texas                 Processing Plant
 Birmingham, Alabama             Branch*
 Boston, Massachusetts           Processing Plant
 Branford, Connecticut           Processing Plant
 Brownsville, Texas              Branch*
 Buffalo, New York               Processing Plant
 Charlotte, North Carolina       Processing Plant
 Chattanooga, Tennessee          Branch*
 Chicago (South), Illinois       Processing Plant
 Chicago (North), Illinois       Processing Plant
 Cincinnati, Ohio                Processing Plant
 Clay City, Kentucky             Manufacturing Facility*
 Cleveland (West), Ohio          Processing Plant
 Cleveland (East), Ohio          Processing Plant
 Colorado Springs, Colorado      Branch*
 Columbia, South Carolina        Processing Plant*
 Columbus, Ohio                  Processing Plant
 Corpus Christi, Texas           Branch*
 Dallas, Texas                   Processing Plant
 Dayton, Ohio                    Processing Plant
 Decatur, Georgia                Processing Plant
 Denver, Colorado                Processing Plant*
 Detroit, Michigan               Processing Plant
 Etobicoke, Ontario (Canada)     Processing Plant
 Evansville, Indiana             Branch*
 Everett, Washington             Branch
 Flint, Michigan                 Branch*
 Fort Meyers, Florida            Branch*
 Fort Smith, Arkansas            Processing Plant*
 Fort Wayne, Indiana             Branch*
 Grand Rapids, Michigan          Branch*
 Greenville, South Carolina      Processing Plant
 Greenwood, Mississippi          Branch*
 Gulfport, Mississippi           Branch*
 Hammond, Louisiana              Branch
 Harrison, Arkansas              Branch*

 Hazard, Kentucky                Manufacturing Facility*
 Houston, Texas                  Processing Plant
 Indianapolis, Indiana           Branch*
 Jackson, Mississippi            Branch*
 Jacksonville, Florida           Branch*
 Joplin, Missouri                Branch*
 Kansas City, Kansas             Processing Plant
 Knoxville, Tennessee            Branch*
 Lafayette, Louisiana            Branch
 Lake Charles, Louisiana         Processing Plant
 Lake Station, Indiana           Branch*
 Laredo, Texas                   Branch*
 Las Vegas, Nevada               Processing Plant
 Lexington, Kentucky             Processing Plant
 Little Rock, Arkansas           Processing Plant
 Long Island, New York           Branch*
 Los Angeles, California         Processing Plant
 Louisville, Kentucky            Processing Plant
 Lufkin, Texas                   Branch
 Madison, Alabama                Branch*
 Madison, Wisconsin              Processing Plant
 Memphis, Tennessee              Processing Plant
 Miami, Florida                  Processing Plant
 Milwaukee, Wisconsin            Branch*
 Minneapolis, Minnesota          Processing Plant*
 Mobile, Alabama                 Branch*
 Montgomery, Alabama             Distribution Center*
 Montgomery, Alabama             Branch*
 Mt. Vernon, Kentucky            Manufacturing Facility*
 Nashville, Tennessee            Processing Plant
 Natchez, Mississippi            Branch*
 New Orleans, Louisiana          Processing Plant
 North Canton, Ohio              Processing Plant
 Oklahoma City, Oklahoma         Processing Plant
 Orange, California              Branch*
 Orlando, Florida                Processing Plant
 Owingsville, Kentucky           Manufacturing Facility*
 Pensacola, Florida              Branch*
 Philadelphia, Pennsylvania      Processing Plant
 Phoenix, Arizona                Processing Plant
 Piscataway, New Jersey          Processing Plant
 Pittsburgh, Pennsylvania        Processing Plant
 Portland, Maine                 Branch
 Portland, Oregon                Processing Plant
 Raleigh-Durham, North Carolina  Branch*
 Reno, Nevada                    Distribution Center*
 Richmond, Virginia              Processing Plant
 Sacramento, California          Branch*
 San Angelo, Texas               Branch*
 San Antonio, Texas              Processing Plant
 San Diego, California           Processing Plant
 Sandusky, Ohio                  Branch*
 San Francisco(West), California Branch*
 San Francisco (East), California Processing Plant*
 San Jose, California            Processing Plant
 Seattle, Washington             Processing Plant*
 Shreveport, Louisiana           Processing Plant
 Springdale, Arkansas            Processing Plant
 Springfield, Missouri           Branch*
 St. Louis, Missouri             Processing Plant*
 Tacoma, Washington              Branch*
 Tampa, Florida                  Processing Plant
 Taunton, Massachusetts          Branch*

Thibodaux, Louisiana             Processing Plant
Toronto, Ontario (Canada)        Processing Plant
Tulsa, Oklahoma                  Processing Plant
Tuscaloosa, Alabama              Processing Plant
Tyler, Texas                     Branch*
Victoria, Texas                  Processing Plant
Vidalia, Georgia                 Processing Plant
Virginia Beach, Virginia         Branch*
Walden, New York                 Branch*
Washington, D.C.                 Processing Plant
Westland, Michigan               Processing Plant
West Palm Beach, Florida         Branch*
Wichita, Kansas                  Branch*
Winston-Salem, North Carolina    Processing Plant
Youngstown, Ohio                 Branch*

          *Leased for various terms ranging from monthly to 2006. The Company expects that it will be able to renew its leases on satisfactory terms. All other properties are owned.

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

          None in the fourth quarter of fiscal 1996.

                                    PART II
                                    ITEM 5.
                     MARKET FOR REGISTRANT'S COMMON EQUITY
                        AND RELATED STOCKHOLDER MATTERS

          "Market for Registrant's Common Stock" and "Security Holder
Information" on page 25 of the Registrant's Annual Report to Shareholders for 1996 is incorporated herein by reference. Dividend information is incorporated by reference to the Consolidated Statements of Shareholders'
Equity on page 13. Dividends on the outstanding Common Stock are paid annually and amounted to $.25 and $.20 per share in fiscal 1996 and 1995, respectively.

                                    ITEM 6.
                            SELECTED FINANCIAL DATA

          The "Eleven Year Financial Summary" on page 10 of the Registrant's
Annual Report to Shareholders for 1996 is incorporated herein by reference.

                                    ITEM 7.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          "Management's Discussion and Analysis of Financial Condition and
Results of Operations" commencing on page 22 of the Registrant's Annual Report to Shareholders for 1996 is incorporated herein by reference.

                                  ITEM 8.
                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The following Financial Statements of the Registrant shown on pages
11 through 21 of its Annual Report to Shareholders for 1996 are incorporated herein by reference:

    Consolidated Balance Sheets as of May 31, 1996 and 1995
    Consolidated Statements of Income for the years ended May 31, 1996, 1995 and 1994
    Consolidated Statements of Shareholders' Equity for the years ended May
       31, 1996, 1995 and 1994
    Consolidated Statements of Cash Flows for the years ended May 31, 1996,
       1995 and 1994
    Notes to Consolidated Financial Statements
    Report of Independent Auditors


                                  ITEM 9.

               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.


                                 PART III

        Items 10., 11., 12., and 13. of Part III are incorporated by reference to the Registrant's Proxy Statement for its 1996 Annual Shareholders' Meeting to be filed with the Commission pursuant to Regulation 14A.

                                  PART IV

                                  ITEM 14.

      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON FORM 8-K

        (a) (1) Financial Statements. All financial statements required to be filed by Item 8. of this Form and included in this report are listed in Item
8. No additional financial statements are filed because the requirements for paragraph (d) under Item 14 are not applicable to the Company.

        (a) (2) Financial Statement Schedule:

For each of the three years in the period ended May 31, 1996.

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

            Management Compensatory Contracts (Exhibits 10.1-10.5)

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

       13         1996 Annual Report to Shareholders      filed herewith

       21         Subsidiaries of the Registrant          filed herewith

       23         Consent of Independent Auditors         filed herewith

       27         Financial Data Schedule                 filed herewith



   (1) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended May 31, 1989.

   (2) Incorporated by reference to the Company's Registration Statement No.
       33-23228 on Form S-8 filed under the Securities Act of 1933.

   (3) Incorporated by reference to the Company's Registration Statement No.
       33-56623 on Form S-8 filed under the Securities Act of 1933.

   (4) Incorporated by reference to the Company's Registration Statement No.
       33-71124 on Form S-8 filed under the Securities Act of 1933.

   (5) Incorporated by reference to the Company's Proxy Statement for its 1995
       Annual Shareholders' Meeting.

   (6) Incorporated by reference to the Company's Proxy Statement for its 1994
       Annual Shareholders' Meeting.

                                SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CINTAS CORPORATION

DATE SIGNED:  August 26, 1996          /s/ Robert J. Kohlhepp

                                       By: Robert J. Kohlhepp
                                           President and Chief Executive
                                           Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                         Capacity                    Date
/s/ Richard T. Farmer             Chairman of the Board
    Richard T. Farmer             of Directors            August 26, 1996

/s/ Robert J. Kohlhepp            President, Chief Executive
    Robert J. Kohlhepp            Officer and Director    August 26, 1996

/s/ Scott D. Farmer               Vice President and
    Scott D. Farmer               Director                August 26, 1996

/s/ James J. Gardner              Director                August 26, 1996
    James J. Gardner

/s/ Donald P. Klekamp             Director                August 26, 1996
    Donald P. Klekamp

/s/ William C. Gale               Vice President-
    William C. Gale               Finance (Principal
                                  Financial and Accounting
                                  Officer)                August 26, 1996


                                 CINTAS CORPORATION

            Schedule II - Valuation and Qualifying Accounts and Reserves
                                   (In Thousands)

                                   Additions


                                 (1)        (2)
                 Balance At   Charged to  Charged to             Balance At
                Beginning of  Costs and     Other                  End of
Description         Year       Expenses    Accounts  Deductions     Year
May 31, 1994:

Allowance for
Doubtful Accounts $ 1,976        $998        $209      $1,180 (A)  $ 2,003

Accumulated
Amortization of
Customer Service
 Contracts         18,049       5,608                   2,134  (B)  21,523

Accumulated
 Amortization of
 Non-Compete
 Agreements &
 Consulting        13,755       4,706                    1,446 (B)  17,015

Accumulated
 Amortization
 of Debt Issue
 and Organization
 Costs                453         254                      284 (B)     423

Accumulated
Amortization of
Goodwill               92         222                                  314
                  $32,349    $ 10,790                   $3,864     $39,275

May 31, 1995:

Allowance for
Doubtful
 Accounts         $2,003    $  1,465       ($325)       $1,114 (A) $2,029

Accumulated
Amortization of
Customer Service
Contracts          21,523       5,967                        70 (B) 27,420

Accumulated
Amortization of
Non-Compete
Agreements &
Consulting         17,015       4,675                     1,085 (B) 20,605

Accumulated
Amortization of
Debt Issue &
Organization Costs    423         263                         83 (B)   603

Accumulated
Amortization of
Goodwill              314         622                                  936

                  $39,275     $11,527                     $1,238    $49,564

                              CINTAS CORPORATION


         Schedule II - Valuation and Qualifying Accounts and Reserves
                                (In Thousands)

                                     Additions


                                   (1)        (2)
              Balance At        Charged to Charged to               Balance At
             Beginning of       Costs and    Other                    End of
Description     Year             Expenses    Accounts   Deductions       Year

May 31, 1996:

Allowance for
Doubtful
Accounts       $2,029            $1,178      $175      $1,424 (A)     $1,958

Accumulated
Amortization of
Customer Service
Contracts       27,420            6,161                  4,866 (B)     28,715

Accumulated
Amortization of
Non-Compete
Agreements &
Consulting      20,605            4,667                  1,515 (B)     23,757

Accumulated
Amortization of
Debt Issue &
Organization
Costs              603              250                     71 (B)        782

Accumulated
Amortization of
Goodwill           936            1,440                    ---          2,376

               $49,564          $12,518                 $6,452        $55,630

(A)   Uncollectible Accounts Charged-off, Net of Recoveries.

(B)   Elimination of Fully Amortized Amounts.

                                EXHIBIT 11

              STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
                   (in thousands except per share data)


A.      Weighted average shares outstanding basis:

                                         Fiscal year ended May 31
                                     1996          1995          1994
        Net income                $75,183        $62,743       $52,170

        Weighted average
           shares outstanding      47,099         46,891        46,706

        Earnings per share         $1.596         $1.338        $1.117

B.      Primary basis:
                                         Fiscal year ended May 31
                                    1996           1995          1994

        Net income                 $75,183       $62,743       $52,170

        Weighted average
           shares outstanding       47,099        46,891        46,706

        Plus - net shares to be
           issued upon exercise
           of dilutive stock options
           after applying treasury
           stock method                752           773           778


                                    47,851        47,664        47,484

        Earnings per share          $1.571        $1.316        $1.099


C.      Fully diluted basis:

                                         Fiscal year ended May 31
                                     1996          1995           1994

        Net income                 $75,183       $62,743        $52,170

        Weighted average
           shares outstanding       47,099        46,891         46,706

        Plus - net shares to be
           issued upon exercise of
           dilutive stock options
           after applying treasury
           stock method               905            859            838

                                  48,004         47,750         47,544

        Earnings per share        $1.566         $1.314         $1.097

Note:     Reported earnings per share for each year was based upon weighted average shares outstanding since neither the primary nor fully diluted amounts of per share earnings resulted in a reduction of 3% or more.

                           Financial Highlights
                            Years Ended May 31
                   (In thousands except per share data)

                                                              %
                                   1996         1995        Change
Operating Results
     Net Revenues                $730,130     $615,098      18.7%
     Net Income                    75,183       62,743      19.8%
     Return on Average Equity       18.9%        18.6%       1.6%

Financial Condition
     Shareholders' Equity        $429,497     $364,344      17.9%
     Working Capital              194,908      146,410      33.1%
     Current Ratio                 2.90:1       2.54:1      14.2%

Per Share Data
     Net Income                     $1.60        $1.34      19.4%
     Shareholders' Equity
     (book value)                    9.10         7.75      17.4%
     Dividends                       0.25         0.20      25.0%

TO OUR SHAREHOLDERS AND FRIENDS


   Fiscal year 1996 marks our twenty-seventh consecutive year of uninterrupted growth in sales and profits. During these twenty-seven years, our sales have grown at a compound annual rate of 24% and profits have grown at a compound annual rate of 34%. Our dedication to customer satisfaction, attention to detail and commitment to improved quality are the keys to our continued success. These, along with our outstanding team of dedicated working partners, have produced a company that truly is the answer to customer and shareholder satisfaction.

   Revenues for fiscal year 1996 totaled $730.1 million, a 19% increase from last year. Pretax income of $122.2 million increased 21% from $101.0 million last year, while net income of $75.2 million increased 20% over fiscal 1995.
Our earnings per share increased 19% to $1.60 per share from $1.34 last year.

   When Cintas went public in August 1983, we were comparable in size to the other public companies in our industry. Since then, Cintas has grown at a faster rate and now is the largest public company - almost twice as large as the next largest company in the industry. This chart conveys the progress we have made:



                            Fiscal 1983            Fiscal 1996
Revenues                   $62.8 million         $730.1 million

Net Income                 $ 5.5 million          $75.2 million

Earnings Per Share              $.17                 $1.60

Uniform Rental Locations          23                   117

Manufacturing Plants               1                     4

Distribution Centers               2                     3

Business Customers             14,000                 166,000

Individuals in Uniform        200,000               1.7 million

Market Share                     3.5%                   17.0%

Market Value             $111 million (IPO)         $2.5 billion


   Our successful track record, corporate culture and reputation enable us to attract a special group of talented people who are united in a common cause and enjoy what they do. Recently, three of our key partners were promoted. Jim Critchfield, with eighteen years at Cintas, has been promoted to Vice President - North Central Region, after serving as a General Manager of our Schaumburg, Illinois, operation. Larry Harmon, a thirteen-year veteran, has been promoted to Vice President - Human Resources after serving as Vice
President - Western Region.   Jim Krupansky, having served Cintas for fifteen
years in various positions, has been promoted to Vice President - Western Region. His most recent position was General Manager of our Detroit, Michigan, operation.

   These seasoned managers have proven track records in sales, service and operations. Their skills are many - but they are masters at building teams and motivating our partners to be the best they can be. They are highly qualified and well prepared for their new positions.

   With the highest customer satisfaction in the industry, Cintas is poised for the future. We are the largest, fastest growing and most profitable public company in the business. We have excellent financial resources, we have modern, productive plants, and we believe we can continue our successful track record because of our great ownership-driven team. We thank you for your continued support and interest.

Sincerely yours,



Richard T. Farmer
Chairman of the Board



Robert J. Kohlhepp
President and Chief Executive Officer

FISCAL 1996 IN REVIEW

Leadership?   Cintas is the answer.

The dictionary defines a leader as one who shows the way, or directs the course, by going before another. Cintas is the leader in the uniform rental industry.

   We are the largest public company in our industry.
   We have the highest long-term growth rates in sales and profits.
   We have a 17% share of the $4.3 billion market and 5% share of a $13.5 billion potential market.
   In the last five years, we expanded our service to more than 70 new cities;
      13 in the year that just ended.
   We have an outstanding management team, most of whom have been with our
      Company for many years.
   We are ownership-driven.  The majority of our management team's personal net worth is invested in Cintas.
   We do extensive market research to identify new and better ways to satisfy our customers.
   We are the innovator of new products and services for our customers.
   We have an excellent reputation that attracts new partners and new customers.

Productivity?  Cintas is the answer.

We continue to be the leader in the industry in building modern and productive facilities. Cintas has a research and development team that works closely with our operations and our suppliers to determine the most cost effective and efficient processes for every facility we build or renovate. In fiscal 1996 alone we spent approximately $5 million in research and development, testing new technology and processes to improve our productivity.

Expanding Capacity?  Cintas is the answer.

We constantly expand capacity to keep pace with our growth. Fiscal 1996 was no exception. We completed two new plants - one in Las Vegas, Nevada, and the other in Denver, Colorado - and renovated or expanded three additional plants. Currently, new plants are under construction in Indianapolis, Indiana; Austin, Texas; Ontario, California; and Boston, Massachusetts. We also expanded our Mason, Ohio, Distribution Center in order to increase capacity and more effectively service the Company's continued growth in the Midwest, on the East Coast, and in Canada. A third distribution center, in Montgomery, Alabama, was opened to service operations in the South, Southeast, and Southwest regions of the United States.

Acquisitions?   Cintas is the answer.

There are currently more than 700 mostly family-owned companies serving the uniform rental market in the United States. The industry has been in a consolidation phase for many years. Since going public in 1983, Cintas has made more than 80 acquisitions, which account for approximately a third of our total growth. Acquisitions will continue to play a major role in the growth of our Company going forward.

Financial Resources?  Cintas is the answer.

The Company has strong financial resources to continue our track record into the future. Total cash and marketable securities of $82.5 million increased 81% from $45.5 million last year. Operating cash flow per share was $2.39 for fiscal 1996, a 49% increase over last year. Our current ratio improved from 2.54:1 to 2.90:1. Our debt to total capital stands at 22.5%, which provides significant additional borrowing capacity for acquisitions and internal growth. We are well positioned to take advantage of the many opportunities we have for continued outstanding growth.

Dedicated, Hardworking Team?   Cintas is the answer.

At Cintas, we consider each other partners and we call each other "partner". We applaud all of our partners and continue to dedicate resources to education in all areas of our Company. Education is an everyday occurrence at Cintas. In fiscal 1996, we invested approximately 425,000 hours in formalized classroom training - imparting more knowledge in sales skills, world-class service, human relations, motivation skills, productivity and quality.

Leading the Way to World-Class Service?   Cintas is the answer.

Our goal of achieving world-class service is clearly the most important objective we have as a Company. Our customers expect good service, but "good"
is never good enough.  We  must provide exceptional service, and we do.   Take
Avis for example:  since 1983, we have been providing industrial uniforms to their employees who work "behind the scenes," cleaning and preparing the vehicles for their customers. Our performance won the coveted "Avis Total
Quality Award,"  given to top suppliers.   Avis recently chose Cintas to
provide the tailored uniform service to the rest of their employees - those who have a higher level of customer contact, such as their rental sales agents and managers. Quality pays off and our insistence on excellence will fuel our future growth. As a result, our partners can count on rewarding careers and our shareholders will have an attractive return.

ELEVEN YEAR FINANCIAL SUMMARY
Years Ended May 31
(In thousands except per share data)

                  1986       1987       1988       1989       1990       1991

Net Revenues    $144,621    185,101   228,091    269,260    311,776    352,480
Net Income      $ 12,318     14,737    18,550     23,101     27,994     31,339
Earnings Per
  Share         $   0.30       0.35      0.44       0.52       0.62       0.69
Dividends Per
  Share         $   0.02       0.03      0.04       0.05       0.07       0.09
Total Assets    $165,474    194,847   213,958    228,000    274,103    326,752
Shareholders'
  Equity        $ 72,961     86,646   104,710    138,079    163,026    191,124
Return on
  Average Equity   18.3%      18.5%     19.4%      19.0%      18.6%      17.7%
Long-Term Debt  $ 62,797     70,757    65,490     43,303     54,079     68,974



                                                                       10 Year
                                                                        Compd
                  1992        1993      1994       1995       1996      Growth

Net Revenues    $401,563    452,722    523,216   615,098    730,130      17.6%
Net Income      $ 39,195     44,873     52,170    62,743     75,183      19.8%
Earnings Per
 Share          $ 0.85(a)      0.97       1.12      1.34       1.60      18.2%

Dividends Per
 Share          $    0.11      0.14       0.17      0.20       0.25      28.7%
Total Assets     $361,261   454,165    501,632   596,181    668,762      15.0%
Shareholders'
  Equity         $225,864   264,914    309,652   364,344    429,497      19.4%
Return on
Average Equity      18.8%     18.3%      18.2%     18.6%      18.9%
Long-Term Debt   $ 67,790   103,611     84,184   120,275    117,924

(a) Includes earnings of $.06 per share due to the adoption of SFAS No. 96.
Note: Results prior to October 1, 1991, have been restated to include Rental Uniform Service of Greenville, S.C., Inc.

                            Cintas Corporation

                     CONSOLIDATED STATEMENTS OF INCOME
                            Years Ended May 31
                   (In thousands except per share data)


                                                1996      1995       1994
Revenues:
  Net rentals                                $648,616   $545,267   $464,922
  Net sales                                    81,514     69,831     58,294

                                              730,130    615,098    523,216

Costs and expenses (income):
  Cost of rentals                             369,386    312,313    264,477
  Cost of sales                                67,424     58,952     48,868
  Selling and administrative expenses         164,471    137,675    119,446
  Interest income                             (2,454)    (2,148)    (1,690)
  Interest expense                              9,073      7,345      6,664

                                              607,900    514,137    437,765

Income before income taxes                    122,230    100,961     85,451
Income taxes                                   47,047     38,218     33,281
Net income                                    $75,183    $62,743    $52,170

Weighted average number of shares outstanding  47,099     46,891     46,706

Earnings per share                              $1.60      $1.34      $1.12

Dividends per share                             $0.25      $0.20      $0.17

                            See accompanying notes.

                           Cintas Corporation

                        CONSOLIDATED BALANCE SHEETS
                               As of May 31
                     (In thousands except share data)

                                               1996               1995
Assets
Current assets:
  Cash and cash equivalents                   $9,066             $6,685
  Marketable securities                       73,477             38,797
  Accounts receivable, principally trade,
    less allowance of $1,958 and $2,029,
    respectively                              78,244             69,032
  Inventories                                 34,678             36,883
  Uniforms and other rental items in service 100,307             88,670
  Prepaid expenses                             1,730              1,355

Total current assets                         297,502            241,422

Property, plant and equipment, at cost, net  252,597            227,997
Other assets                                 118,663            126,762

                                            $668,762           $596,181

Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                           $19,363            $17,265
  Accrued liabilities                         49,168             42,158
  Income taxes:
    Current                                      ---              2,191
    Deferred                                  27,471             23,368
  Long-term debt due within one year           6,592             10,030

Total current liabilities                    102,594             95,012

Long-term debt due after one year            117,924            120,275
Deferred income taxes                         18,747             16,550

Shareholders' equity:
  Preferred stock, no par value;
  100,000 shares authorized, none
    outstanding                                  ---                ---
  Common stock, no par value;
    120,000,000 shares authorized,
    47,199,299  and 47,005,340 shares issued
    and outstanding, respectively             43,657             42,035
  Retained earnings                          386,673            323,284
  Foreign currency translation adjustment      (833)              (975)


Total shareholders' equity                   429,497            364,344

                                            $668,762           $596,181

                          See accompanying notes.

                            Cintas Corporation

              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                             (In thousands)


                                                   Foreign
                                                   Currency      Total
                    Common Stock      Retained    Translation Shareholders'
                  Shares    Amount    Earnings    Adjustment    Equity
Balance at
 May 31, 1993     46,579    $39,869   $225,722      $(677)      $264,914
 Net income        ---        ---       52,170       ---          52,170
 Dividends         ---        ---      (7,953)       ---         (7,953)
 Stock options
   exercised net
   of shares
   surrendered     222        750        ---         ---             750
 Tax benefit
   resulting from
   exercise of
   employee stock
   options         ---        320        ---         ---             320
Foreign currency
   translation
   adjustment      ---        ---        ---         (549)         (549)


Balance at
  May 31, 1994    46,801     40,939  269,939       (1,226)       309,652
  Net income         ---        ---   62,743          ---         62,743
  Dividends          ---        ---  (9,398)          ---        (9,398)
  Stock options
    exercised net
    of shares
    surrendered      204        906      ---          ---            906
  Tax benefit
    resulting from
    exercise of
    employee stock
    options          ---        190      ---          ---            190
  Foreign currency
    translation
    adjustment       ---        ---      ---          251            251

Balance at
   May 31, 1995   47,005     42,035  323,284        (975)        364,344
   Net income        ---        ---   75,183         ---          75,183
   Dividends         ---        --- (11,794)         ---        (11,794)
   Stock options
     exercised net
     of shares
     surrended       194        768     ---          ---             768
   Tax benefit
     resulting from
     exercise of
     employee stock
     options         ---        854     ---          ---             854
   Foreign currency
     translation
     adjustment      ---        ---     ---          142             142


 Balance at
   May 31, 1996   47,199    $43,657  $386,673     $(833)        $429,497

                          See accompanying notes.

                              Cintas Corporation

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                              Years Ended May 31
                                (In thousands)

                                            1996         1995       1994
Cash flows from operating activities:
Net income                                $75,183      $62,743    $52,170
Adjustments to reconcile net income
  to net cash provided by operating activities:
     Depreciation                          30,586       26,179     24,271
     Amortization of deferred charges      12,518       11,527     10,789
     Deferred income taxes                  6,300        2,162      7,184
     Equity in earnings of affiliate          ---        (428)      (347)
     Change in current assets and
        liabilities, net of
        acquisitions of businesses:
           Accounts receivable            (9,171)     (10,180)    (7,055)
           Inventories                    (9,432)     (21,400)   (19,777)
           Prepaid expenses                 (375)          (3)        503
           Accounts payable                 2,098      (2,162)    (1,842)
           Accrued liabilities              6,910        6,628      4,850
           Income taxes payable           (2,191)          184        684

Net cash provided by operating activities 112,426       75,250     71,430

Cash flows from investing activities:
    Proceeds from sale of property, plant
      and equipment                         1,715        2,333      1,326
    Capital expenditures                 (56,780)     (58,879)   (37,164)
    Proceeds from sale or redemption of
      marketable securities                74,220      196,204     47,053
    Purchase of marketable securities   (108,900)    (182,668)   (58,609)
    Acquisitions of businesses, net of
      cash acquired                       (2,307)     (50,095)   (11,796)
      Other                               (2,173)        1,126    (2,753)

Net cash used by investing activities    (94,225)     (91,979)   (61,943)

Cash flows from financing activities:
    Proceeds from issuance of
      long-term debt                          424       52,208        63
    Repayment of long-term debt           (6,213)     (21,829)    (8,410)
    Issuance of common stock                  768          906        750
    Repurchase of common stock                ---      (7,112)        ---
    Dividends paid                       (11,794)      (9,398)    (7,953)
    Other                                     995          190        320

Net cash provided by (used in)
    financing activities                 (15,820)       14,965   (15,230)

Net increase (decrease) in cash and
    cash equivalents                        2,381      (1,764)    (5,743)

Cash and cash equivalents at beginning
    of year                                 6,685        8,449     14,192

Cash and cash equivalents at end of year   $9,066       $6,685     $8,449

                            See accompanying notes.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Amounts in thousands except per share and share data)

1.    SIGNIFICANT ACCOUNTING POLICIES

  Business description. Cintas designs, manufactures and implements corporate identity uniform programs which it rents or sells to customers throughout the United States and Canada. The Company provides this highly specialized service to businesses of all types--from small service companies to major corporations that employ thousands of people.
  Principles of consolidation. The consolidated financial statements include the accounts of Cintas Corporation and its subsidiaries, all of which are wholly-owned. Intercompany balances and transactions have been eliminated.
  Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.
  Cash flows. For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less, at date of purchase, to be cash equivalents.
  Inventories. Inventories are valued at the lower of cost (first-in, first-out) or market. Substantially all inventories represent finished goods.
  Uniforms and other rental items in service. These items are valued at cost less amortization, calculated using the straight-line method generally over periods of eight to eighteen months.
  Depreciation. The Company calculates depreciation using the straight-line method over the estimated useful lives of the assets.
  Other assets. Other assets consist primarily of service contracts and non-compete or consulting agreements obtained through the acquisition of businesses, which are amortized by use of the straight-line method over the estimated lives of the agreements which are generally five to ten years, and goodwill, which is amortized using the straight-line method over forty years.
  Stock options. The Company grants stock options to certain employees at the fair market value of the underlying common stock on the date of the grant.
The stock option grants are accounted for in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and accordingly no compensation expense is recorded for the stock option grants.
  Earnings per share. Earnings per share is calculated on the basis of the weighted average number of shares of common stock outstanding during the year, including the dilutive effect, if any, of assumed conversion of common stock equivalents.

  2.  MARKETABLE SECURITIES

  All marketable equity securities and debt securities are classified as available-for-sale. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value determined to be other than temporary on available-for-sale securities are included in investment income. The cost of the securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

The following is a summary of marketable securities at May 31, 1996 and 1995:

                                    1996                          1995
                                      Estimated                     Estimated
                             Cost     Fair Value           Cost     Fair Value
Obligations of state
  and political
  subdivisions             $57,318     $57,249           $26,434     $26,130
U.S. Treasury securities
  and obligations of U.S.
  government agencies        6,142       6,077             5,306       5,317
Other debt securities       10,017      10,053             7,057       7,036

                           $73,477     $73,379           $38,797     $38,483

The gross realized gains on sales of available-for-sale securities totaled $77, $154 and $42 for the years ended May 31, 1996, 1995 and 1994, and the gross realized losses totaled $127, $203 and $78, respectively. Net unrealized losses are $98 and $314 at May 31, 1996 and 1995, respectively. Marketable securities are carried at cost which approximates market.

  The amortized cost and estimated fair value of debt and marketable equity securities at May 31, 1996, by contractual maturity, are shown below.
Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay the obligations without prepayment penalties.

                                                                  Estimated
                                                         Cost     Fair Value
Due in one year or less                                 $50,167     $50,208
Due after one year through three years                   19,603      19,526
Due After three years                                     3,707       3,645
                                                        $73,477     $73,379

3.   PROPERTY, PLANT AND EQUIPMENT
                                                          1996        1995

Land                                                    $24,458     $22,526
Buildings and improvements                              124,590     119,109
Equipment                                               198,384     175,858
Leasehold improvements                                    1,016       1,035
Construction in progress                                 18,030      14,862
                                                        366,478     333,390
Less accumulated depreciation                           113,881     105,393

                                                       $252,597    $227,997

4.       OTHER ASSETS                                     1996       1995

Goodwill                                                $57,962     $56,562
Service contracts                                        61,329      64,171
Non-compete and consulting agreements                    47,175      48,452

                                                        166,466     169,185
Less accumulated amortization                            55,630      49,564
                                                        110,836     119,621
Other                                                     7,827       7,141

                                                       $118,663    $126,762

5.   LONG-TERM DEBT                                      1996        1995

Secured term notes due through 2003 at an average rate
  of 7.99%                                              $37,351     $39,756
Unsecured term notes due through 2002 at an average
  rate of 7.48%                                          38,571      40,000
Unsecured notes due through 2009 at an average rate
  of 5.87%                                               29,055      29,819
Unsecured revolving note due in 2000 at a rate of 5.94%  10,000      10,000
Industrial development revenue bonds due through 2003 at
  an average rate of 5.17%                                7,202       8,236
Other long-term obligations                               2,337       2,494
                                                        124,516     130,305
Less amounts due within one year                          6,592      10,030

                                                       $117,924    $120,275

    Debt in the amount of $46,712 is secured by assets with a carrying value of $43,475 at May 31, 1996, and letters of credit in the amount of $11,116 . Maturities of long-term debt during the five years ending May 31, 2001, are:
$6,592, $6,733, $33,821, $33,705 and $5,379, respectively.  At May 31, 1996, the fair value of the Company's outstanding debt approximates its carrying value.

    Interest expense is net of capitalization of $435, $638 and $449 for the years ended May 31, 1996, 1995 and 1994, respectively. Interest paid, net of the amount capitalized, was $9,532, $7,453 and $7,008 for the years ended May 31, 1996, 1995 and 1994, respectively.

6.  LEASES

   The Company conducts certain operations from leased facilities and leases certain equipment. Most leases contain renewal options for periods from one to ten years. The lease agreements provide for increases in rentals if the options are exercised, based on increases in certain price level factors or prearranged increases. The minimum rental payments for the five years ending May 31, 2001, are: $3,442, $3,106, $2,666, $2,243 and $1,992, respectively.
Rent expense under operating leases during the years ended May 31, 1996, 1995 and 1994, was approximately $5,572, $5,369 and $4,258, respectively.


7.   INCOME TAXES                               1996        1995       1994
Income taxes consist of the following components:
   Current:
     Federal                                  $35,001     $29,787    $21,900
     State and local                            5,746       5,389      4,197

                                               40,747      35,176     26,097
     Deferred                                   6,300       3,042      7,184
                                              $47,047     $38,218    $33,281

Reconciliation of income tax expense using
the statutory rate and actual income tax
expense is as follows:
     Income taxes at the U.S. federal
        statutory rate                        $42,781     $35,336    $29,908
     State and local income taxes, net of
        federal benefit                         4,239       3,659      3,412
     Non-taxable income earned                  (599)       (599)      (554)
     Tax credits                                (216)       (395)      (602)
     Effect of tax rate changes on tax
        liabilities                               --          --       1,064
     Other                                        842         217         53

                                              $47,047     $38,218    $33,281

  The components of deferred income taxes included on the balance sheets at May 31, 1996, 1995, and 1994, are as follows:

                                                1996         1995      1994
Deferred tax assets:
   Employee benefits                           $6,936       $6,450    $4,272
   Allowance for bad debts and other            5,821        6,009     2,667

                                               12,757       12,459     6,939

Deferred tax liabilities:
   In-service inventory                        36,348       32,627    27,575
   Depreciation                                17,682       15,104    13,509
   Other                                        4,945        4,646     3,326
                                               58,975       52,377    44,410

Net deferred tax liability                    $46,218      $39,918   $37,471

  Income taxes paid were $40,817, $35,362 and $29,741 for the years ended May 31, 1996, 1995 and 1994, respectively.

8.    ACQUISITIONS

Information relating to the acquisitions of uniform rental businesses which were accounted for as purchases is as follows:

                                                  1996         1995      1994
   Number of acquisitions                             3           12         8
   Fair value of assets acquired                 $2,407      $52,684   $11,996
   Liabilities assumed and incurred                 100        2,589       200
   Total cash paid for acquisitions              $2,307      $50,095   $11,796

  On February 13, 1995, the Company acquired 80% of the outstanding stock of Cadet Uniform Services, Ltd., a uniform rental company in Toronto, Ontario, for approximately $41 million which was financed through borrowings. The purchase increased the Company's ownership from 20% to 100%.

  In addition to the acquisitions reflected in the table, the Company acquired one business in fiscal 1995 by reissuing 219,765 treasury shares and accounted for the acquisition as a purchase.

  The results of operations from the acquired businesses are included in the consolidated statements of income from the dates of acquisition. The unaudited pro forma results of operations for the years ended May 31, 1996 and 1995, assuming the acquisitions had occurred on June 1 of each respective year, would be approximately as follows:

                                                1996              1995
          Revenues                            $731,319          $637,497
          Net income                           $75,223           $64,058
          Earnings per share                     $1.60             $1.37

  The unaudited pro forma results of operations are not necessarily indicative of the actual operating results that would have occurred had the acquisitions been consummated on June 1 of each respective fiscal year or of future operating results of the combined companies.

9.    CINTAS PARTNERS' PLAN

  The Cintas Partners' Plan (the Plan) is a non-contributory profit sharing plan and ESOP for the benefit of Company employees who have completed one year of service. The Plan also includes a 401(k) savings feature covering substantially all employees. The amount of contributions to the profit sharing plan and ESOP and the matching contribution to the 401(k) are at the discretion of the Company. Total contributions, including the Company's matching contributions, were $6,188, $4,956 and $4,300 for the years ended
May 31, 1996, 1995 and 1994, respectively.

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

  The information presented in the table relates to incentive stock options granted and outstanding under either the plan adopted in fiscal 1993 or under a similar plan which expired in June 1993.

                                                                Stock Option
                                                    Shares       Price Range
Outstanding May 31, 1993(297,654 shares
  exercisable)                                     1,317,476    $2.67-$28.75

Granted                                              193,750     26.50-27.50
Cancelled                                           (48,710)      5.92-28.25
Exercised                                          (226,682)      2.67-12.17
Outstanding May 31, 1994 (246,551 shares
  exercisable)                                     1,235,834      3.46-28.75

Granted                                              237,200     31.88-38.38
Cancelled                                           (88,950)      5.92-31.88
Exercised                                          (219,515)      3.46-12.17
Outstanding May 31, 1995 (167,109 shares
  exercisable)                                     1,164,569      5.92-38.38

Granted                                              225,250     34.75-52.50
Cancelled                                           (28,420)      7.96-43.25
Exercised                                          (159,923)      5.92-13.33
Outstanding May 31, 1996 (123,706 shares
  exercisable)                                     1,201,476    $7.96-$52.50

   In addition to the outstanding incentive stock options reflected in the table, there were 210,970, 205,170 and 188,750 outstanding non-qualified stock options at May 31, 1996, 1995 and 1994, respectively. During fiscal 1996, 88,500 non-qualified stock options were granted and 82,700 were exercised. At May 31, 1996, the exercise prices of these outstanding options ranged from $7.96 to $43.25 per share, and 74,300 of these outstanding options were exercisable.

  At May 31, 1996, 3,792,000 shares of common stock are reserved for future issuance.

11.   QUARTERLY FINANCIAL DATA (UNAUDITED)

  The following is a summary of the results of operations for each of the quarters within the years ended May 31, 1996 and 1995:

                                         First    Second    Third    Fourth
May 31, 1996                           Quarter   Quarter  Quarter   Quarter
Revenues from rentals and sales       $170,343   182,369  182,977   194,441
Gross profit                           $69,256    72,959   73,122    77,983
Net income                             $16,288    18,847   18,524    21,524
Earnings per share                       $0.35      0.40     0.39      0.46
Weighted average number of shares
  outstanding                           47,033    47,053   47,122    47,190

May 31, 1995

Revenues from rentals and sales       $142,037   151,591  151,217   170,253
Gross profit                           $57,481    59,502   59,359    67,491
Net income                             $13,760    15,756   15,315    17,912
Earnings per share                       $0.29      0.34     0.33      0.38
Weighted average number of shares
  outstanding                           46,805    46,829   46,932    47,000

                         REPORT OF AUDIT COMMITTEE


  The Audit Committee (the Committee) of the Board of Directors is composed of three independent directors. The Committee, which held two audit meetings during fiscal 1996, oversees the Company's financial reporting process on behalf of the Board of Directors.

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


Roger L. Howe, Chairman
Audit Committee
July 8, 1996


                     REPORT OF ERNST & YOUNG LLP,
                         INDEPENDENT AUDITORS


The Board of Directors
Cintas Corporation

  We have audited the accompanying consolidated balance sheets of Cintas Corporation as of May 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended May 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cintas Corporation at May 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 1996, in conformity with generally accepted accounting principles.



Cincinnati, Ohio                                 Ernst & Young LLP
July 8, 1996

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS


FISCAL 1996 COMPARED TO FISCAL 1995

  Fiscal 1996 marked another year of uninterrupted growth for the Company. Total revenues were $730 million, an increase of 19% over fiscal 1995. Net income of $75 million and earnings per share of $1.60 represented increases of 20% and 19%, respectively, over the prior fiscal year. Net rental revenues increased 19%; revenues in existing rental operations increased 15%, while acquisitions accounted for the remaining growth. Net sales revenues increased 17%. Return on equity of 19% was comparable with the prior year.

  Income before taxes increased 21% to $122 million. Net interest expense increased $1 million primarily due to an increase in the amount of long-term debt associated with the acquisition of Cadet Uniform Services, Ltd. in fiscal 1995. The Company's effective tax rate was 38% in both 1996 and 1995.

  Cash, cash equivalents and marketable securities increased by $37 million, primarily due to strong cash flow from operations. The cash, cash equivalents and marketable securities will be used to finance future acquisitions and capital expenditures. Marketable securities consist primarily of municipal bonds and federal government securities.

  Inventories decreased $2 million as the Company focused on improving the efficiency of its distribution operations while still maintaining service levels for anticipated growth.

  Net property, plant and equipment increased by $25 million. In fiscal 1996, the Company constructed two new uniform rental facilities to accommodate growth in rental operations.



FISCAL 1995 COMPARED TO FISCAL 1994


  During fiscal 1995, total revenues were $615 million, net income was $63 million and earnings per share was $1.34, increasing 18%, 20% and 20%, respectively. Net rental revenues increased 17%. Revenues in existing rental operations increased 14%, while acquisitions accounted for the remaining growth. Net sales revenues increased 20% due to new business and expansion of business within existing national accounts. Return on equity of 19% was comparable with the prior year.

  Income before taxes increased 18% to $101 million. The Company's effective tax rate decreased from 39% to 38%. In fiscal 1994, the Company recorded a one-time charge for the retroactive impact (to January 1, 1993) of an increase in corporate marginal tax rates due to the enactment of the Omnibus Budget Reconciliation Act of 1993.

  In fiscal 1995, the Company acquired 80% of the outstanding stock of Cadet Uniform Services, Ltd., for approximately $41 million which was financed through borrowings. The purchase increased the Company's ownership from 20% to 100%.

  Cash, cash equivalents and marketable securities decreased by $15 million due to capital expenditures and acquisitions, which was partially offset by strong cash flow from operations. The cash, cash equivalents and marketable securities will be used to finance future acquisitions and capital expenditures. Inventories increased $8 million as the Company added products for the catalog program and proprietary products in the rental line.

  Net property, plant and equipment increased by $35 million. In fiscal 1995, the Company constructed five new uniform rental facilities to accommodate growth in rental operations. Other assets increased by $39 million, reflecting goodwill, service contracts, and non-compete and consulting agreements obtained through the acquisition of uniform businesses.

FINANCIAL CONDITION


  At May 31, 1996, the Company had $83 million in cash, cash equivalents and marketable securities. The Company's investment policy pertaining to marketable securities is conservative. Preservation of principal while earning an attractive yield are the criteria used in making investments. Working capital increased $49 million to $195 million due primarily to the increase in cash, cash equivalents and marketable securities.

  Capital expenditures for fiscal 1996 totaled $57 million. The Company continues to reinvest profits into land, buildings and equipment in order to expand capacity for future growth. The Company anticipates that capital expenditures for fiscal 1997 will approximate $62 million.

  The Company's percentage of debt to total capitalization was 22% at May 31, 1996, versus 26% at May 31, 1995.

  During the year, the Company paid dividends of $12 million or $0.25 per share. This dividend is an increase of 25% over that paid in fiscal 1995.

INFLATION AND CHANGING PRICES


  Management believes inflation has not had a material impact on the Company's financial condition or a negative effect on operations.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS


  The Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," in March 1995. The statement established standards for recording impairment losses on long-lived assets used in operations, as well as long-lived assets that are expected to be disposed. The Company will adopt Statement No. 121 in the first quarter of fiscal 1997 and does not believe the effect of adoption will be material.

Directors and Officers

Board of Directors                Officers
Gerald V. Dirvin                  Robert R. Buck          Carl W. Kettenacker
Retired Executive Vice President  Senior Vice President   Vice President
and Director of The Procter &
Gamble Company                    Bruce L. Burgess        Robert J. Kohlhepp
                                  Vice President          President and Chief
Richard T. Farmer                                         Executive Officer
Chairman of the Board             Karen L. Carnahan
                                  Treasurer               James J. Krupansky
Scott D. Farmer                                           Vice President
Vice President of the Corporation James (Jay) Case
                                   Vice President          Robert A. Oswald
James J. Gardner                                          Vice President
Retired Vice President            James V. Critchfield
of the Corporation                Vice President          David Pollak, Jr.
                                                          Vice President
Roger L. Howe                     Richard T. Farmer
Chairman of the Board             Chairman of the Board   William L. Pratt
of U.S. Precision Lens, Inc.                              Vice President
                                  Scott D. Farmer
Donald P. Klekamp                 Vice President          Rodger V. Reed
Senior Partner of Keating, Muething                       Vice President
and Klekamp                       William C. Gale
                                  Vice President, Finance Bruce E. Rotte
Robert J. Kohlhepp                                        Vice President
President and Chief Executive     Larry A. Harmon
Officer of the Corporation        Vice President          G. Thomas Thornley
                                                          Vice President
John S. Lillard                   David T. Jeanmougin
Retired Chairman-Founder of JMB   Senior Vice President
Institutional Realty Corporation
                                  John S. Kean III
                                  Senior Vice President


Shareholder Information


EXECUTIVE OFFICES                     10-K REPORT

Cintas Corporation                    A copy of the Form 10-K annual report
6800 Cintas Boulevard                 filed with the Securities and Exchange
P.O. Box 625737                       Commission for the year ended May 31,
Cincinnati, Ohio  45262-5737          1996, is available at no charge
                                      to shareholders.  Direct requests in
                                      writing for this report or
                                      other information to:


AUDITORS                              William C. Gale
                                      Vice President, Finance
Ernst & Young LLP                     Cintas Corporation
1300 Chiquita Center                  6800 Cintas Boulevard
250 East Fifth Street                 P.O. Box 625737
Cincinnati, Ohio  45202               Cincinnati, Ohio  45262-5737
                                      (513) 459-1200

MARKET FOR REGISTRANT'S COMMON STOCK
Cintas Corporation Common Stock is    SECURITY HOLDER INFORMATION
traded on the NASDAQ National Market  At May 31, 1996, there were
System.  The symbol is CTAS.           approximately 1,700 stockholders of
                                       record of the Corporation's Common
                                       Stock.  The Company believes that this
                                       represents approximately 13,000
                                      beneficial owners.
REGISTRAR AND TRANSFER AGENT

The Fifth Third Bank
38 Fountain Square Plaza              The following table shows the high and
Cincinnati, Ohio  45263               low closing prices by quarter during the
(513) 579-5300                        last two fiscal years.

ANNUAL MEETING                 Fiscal 1996               Fiscal 1995
October 10, 1996        Quarter ended  High   Low   Quarter ended  High  Low
Cintas Corporate Office May 1996        56     47     May 1995   40-1/4 33-3/4
6800 Cintas Boulevard   Feb.1996     50-1/2  41-3/4   Feb.1995   38-3/4 33-1/2
Cincinnati, Ohio        Nov.1995        48   37-1/2   Nov.1994   36-1/4 31-3/4
10:00 a.m.              Aug.1995     40-3/8  33-1/2   Aug.1994   33-1/4 29-3/4

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

Cintas - R.U.S., Inc.                     South Carolina

Cintas Cleaning Services, Inc.            Ohio

Cintas Executive Services, Inc.           Nevada

Cadet Uniform Services Limited            Ontario, Canada

Cintas Investment Corp.                   Ontario, Canada

910946 Ontario, Inc.                      Ontario, Canada

                                                            Exhibit 23


                   CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in this Annual Report on Form 10-K of Cintas Corporation of our report dated July 8, 1996, included in the 1996 Annual Report to Shareholders of Cintas Corporation.

Our audits also included the financial statement schedule of Cintas Corporation listed in Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements as a whole, presents fairly in all material respects the information set forth therein.

We also consent to the incorporation by reference in the Registration Statement Number 33-56623 on Form S-8 pertaining to the Partners' Plan, the Registration Statement Number 33-23228 on Form S-8 pertaining to the Incentive Stock Option Plan and Registration Statement Number 33-71124 on Form S-8 pertaining to the 1990 Directors Plan and 1992 Stock Option Plan, of our report dated July 8, 1996, with respect to the financial statements and schedule of Cintas Corporation incorporated by reference in this Annual Report on Form 10-K for the year ended May 31, 1996.



                                          Ernst & Young LLP

Cincinnati, Ohio
August 20, 1996