Form 10-Q
period 1996-08-31
CINTAS CORP
filed 1996-10-15
CIK 723254

FORM 10-Q
                   SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549


( X )   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 1996

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

Yes   X            No

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                           Outstanding September 30, 1996
Common Stock, no par value                         47,393,516

                            CINTAS CORPORATION
                                  INDEX


                                                              Page No.
Part I.   Financial Information:

     Consolidated Condensed Balance Sheets -
         August 31, 1996 and May 31, 1996                         3

    Consolidated Condensed Statements of Income -
         Three Months Ended August 31, 1996 and 1995              4

    Consolidated Condensed Statements of Cash Flows -
        Three Months Ended August 31, 1996 and 1995               5

    Notes to Consolidated Condensed Financial Statements          6

    Management's Discussion and Analysis of Financial
        Condition and Results of Operations                       7

Part II.  Other Information                                       8

Signatures                                                        8

                          CINTAS CORPORATION
                CONSOLIDATED CONDENSED BALANCE SHEETS
                   (In thousands except share data)


                                            August 31,          May 31,
                                               1996              1996

                                           (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                 $ 11,576         $   9,066
   Marketable securities                       81,797            73,477
   Accounts receivable (net)                   79,615            78,244
   Inventories                                 37,501            34,678
   Uniforms and other rental items in service 102,075           100,307
   Prepaid expenses                             1,510             1,730
       Total current assets                   314,074           297,502
Property, plant and equipment, at cost, net   259,038           252,597

Other assets                                  117,157           118,663

                                            $ 690,269         $ 668,762

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                         $  22,021         $  19,363
   Accrued liabilities                         36,484            49,168
   Income taxes -
          Current                               6,490             ----
          Deferred                             30,813            27,471
   Long-term debt due within one year           6,498             6,592
          Total current liabilities           102,306           102,594
Long-term debt due after one year             117,568           117,924
Deferred income taxes                          19,736            18,747
Shareholders' equity:
   Preferred stock, no par value,
           100,000 shares authorized, none
          outstanding                          -----             -----
   Common stock, no par value,
           120,000,000 shares authorized,
           47,376,572 shares issued and
          outstanding
           (47,199,299 at May 31, 1996)        43,927            43,657
   Retained earnings                          407,552           386,673
   Foreign currency translation adjustment      (820)             (833)
           Total shareholders' equity         450,659           429,497

                                             $690,269          $668,762

                            See accompanying notes.

                              CINTAS CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 (Unaudited)
                     (In thousands except per share data)

                                                     Three Months Ended
                                                         August 31,

                                                    1996           1995
Revenues:
         Net rentals                             $ 174,499      $ 154,268
         Net sales                                  18,287         16,075
                                                   192,786        170,343
Costs and expenses (income):
         Cost of rentals                            98,464         87,276
         Cost of sales                              16,083         13,811
         Selling and administrative expenses        45,221         40,718
         Interest income                              (854)          (421)
         Interest expense                            1,989          2,510
                                                   160,903        143,894

Income before income taxes                          31,883         26,449

Income taxes                                        12,186         10,161

Net income                                      $   19,697   $     16,288

Earnings per share                              $      .42   $        .35

Weighted average number of shares outstanding       47,266         47,033


















                             See accompanying notes.

                               CINTAS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)


                                                 Three Months Ended
                                                     August 31,

                                              1996                1995
Cash flows from operating activities:

Net income                                  $19,697              $16,288
Adjustments to reconcile net income to
net cash provided by operating activities:
    Depreciation                              8,258                6,968
    Amortization of deferred charges          2,993                3,163
    Deferred income taxes                     4,331                4,598
    Change in current assets and liabilities,
    net of acquisitions of businesses:
         Accounts receivable                 (1,134)               (993)
         Inventories                         (4,524)             (1,563)
         Prepaid expenses                        231               (787)
         Accounts payable                      2,492               1,041
         Accrued liabilities                (12,900)             (3,482)
         Income taxes payable                  6,490               5,549

    Net cash provided by operating
        activities                           25,934              30,782

Cash flows from investing activities:

Proceeds from sale of property, plant and
        equipment                               120                ----
Capital expenditures                        (14,367)            (13,541)
Proceeds from sale or redemption of
         marketable securities                 6,182               8,066
Purchase of marketable securities           (14,501)            (22,939)
Acquisitions of businesses, net of
         cash acquired                         (360)               (496)
Other                                          (277)             (1,082)

     Net cash used by investing activities  (23,203)            (29,992)

Cash flows from financing activities:

Proceeds from issuance of long-term debt       ----                  407
Repayment of long-term debt                   (450)                (570)
Issuance of common stock                        247                  214
Other                                           (18)                 ----

     Net cash provided by (used in)
          financing activities                 (221)                  51

Net increase in cash and cash equivalents      2,510                  841

Cash and cash equivalents at beginning of
     period                                    9,066               6,685

Cash and cash equivalents at end of period   $11,576             $ 7,526



                           See accompanying notes.

                            CINTAS CORPORATION

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               (Unaudited)

1. The consolidated condensed financial statements of Cintas Corporation (the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes included in the Company's most recent annual report for the fiscal year ended May 31, 1996.

2. Interim results are subject to variations and are not necessarily indicative of the results of operations for a full fiscal year. In the opinion of management, adjustments (which include only normal recurring adjustments) necessary for a fair statement of the results of the interim periods shown have been made.

3. The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", in the first quarter of fiscal 1996. The adoption of this statement did not have a material financial impact on the Company.

                              CINTAS CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Total revenues increased 13% in the first quarter of fiscal 1997 over the same period in fiscal 1996. Net rental revenue also increased 13% for the three months ended August 31, 1996, over the same period in the prior fiscal year. The first quarter of fiscal 1997 had one less workday than the first quarter of fiscal 1996. First quarter revenues from the sale of uniforms and other direct sale items increased 14% over the prior year's first quarter, principally as a result of an increase in unit sales and other direct sale items.

Net income and earnings per share increased 21% and 20%, respectively, for the three months ended August 31, 1996, over the same period in fiscal 1996.

Net interest expense (interest expense less interest income) was $1,135,000 for the first quarter of fiscal 1997 compared to $2,089,000 in the first quarter of fiscal 1996. Net interest expense has decreased primarily due to an increase in interest income (related to a higher level of cash and marketable securities on hand) combined with a decrease in interest expense (related to a lower amount of long-term debt and improved interest rates). The Company's effective tax rate was 38% in both periods.

Cash, cash equivalents and marketable securities increased by $11 million at August 31, 1996 from May 31, 1996, primarily due to strong cash flow from operations. The cash, cash equivalents and marketable securities will be used to finance future acquisitions and capital expenditures.

Net property, plant and equipment increased by $6 million from May 31, 1996 to August 31, 1996. At the end of the first quarter of fiscal 1997, the Company had six uniform rental facilities in various stages of construction.

During the first quarter of fiscal 1997, the Company's  new distribution
center in Montgomery, Alabama  began operations.   The new distribution center
will service the Company's operations in the South, Southeast and Southwest regions of the United States. The expansion into Montgomery, as well as the expansion of the Cincinnati distribution center completed in fiscal 1996, will free up capacity in Cincinnati in order to more effectively service growth in the Midwest, on the East Coast and Canada.

Financial Condition

At August 31, 1996, the Company had $93 million in cash, cash equivalents and marketable securities. The Company believes that its current cash position, funds anticipated to be generated from operations and the strength of its banking relationships are sufficient to meet its anticipated operational and capital needs requirements.

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


                             CINTAS CORPORATION
                                (Registrant)



    Date:   October 11, 1996                 /s/   William C. Gale
                                                  William C. Gale
                                                  Vice President - Finance
                                                  (Chief Accounting Officer)