Form 10-Q
period 1996-11-30
CINTAS CORP
filed 1997-01-14
CIK 723254

FORM 10-Q
                         SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


( X )             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 1996

                                        OR

(   )             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________________ to ___________________

Commission file number 0-11399

                                 CINTAS CORPORATION
               (Exact name of registrant as specified in its charter)

                 WASHINGTON                                    31-1188630
(State or other jurisdiction of                         ( I.R.S. Employer
incorporation or organization)                          Identification No.)

                                6800 CINTAS BOULEVARD
                                  P.O. BOX 625737
                           CINCINNATI, OHIO  45262-5737
                      (Address of principal executive offices)
                                      (Zip Code)

                                   (513)  459-1200
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

Yes   X            No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                Outstanding December 31, 1996
Common Stock, no par value                             47,472,870

                             CINTAS CORPORATION
                                   INDEX


                                                                    Page No.
Part I.   Financial Information:

     Consolidated Condensed Balance Sheets -
        November 30, 1996 and May 31, 1996                          3

     Consolidated Condensed Statements of Income -
        Three Months and Six Months Ended November 30, 1996 and 1995   4

     Consolidated Condensed Statements of Cash Flows -
        Six Months Ended November 30, 1996 and 1995                     5

     Notes to Consolidated Condensed Financial Statements              6

     Management's Discussion and Analysis of Financial
        Condition and Results of Operations                            7


Part II.  Other Information                                            8

Signatures                                                                9

                              CINTAS CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                        (In thousands except share data)


                                              November 30,    May 31,
                                                 1996          1996
                                             (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                   $ 11,028    $   9,066
   Marketable securities                    86,962       73,477
   Accounts receivable (net)                     88,719       78,244
   Inventories                                39,274       34,678
   Uniforms and other rental items in
   service                                      106,705      100,307
   Prepaid expenses                           1,656        1,730
        Total current assets                    334,344      297,502
Property, plant and equipment, at cost, net     268,908      252,597

Other assets                                    117,689      118,663

                                               $720,941     $668,762


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                            $ 27,617     $ 19,363
   Accrued liabilities                            43,456       49,168
   Income taxes -

       Current                                    4,315        ----
       Deferred                                  31,176       27,471
Long-term debt due within one year               6,424        6,592
       Total current liabilities                112,988      102,594
Long-term debt due after one year               113,244      117,924
Deferred income taxes                            20,320       18,747
Shareholders' equity:
     Preferred stock, no par value,
         100,000 shares authorized, none
         outstanding                                ----         ----
     Common stock, no par value,
         120,000,000 shares authorized, 47,465,173
         shares issued and outstanding
         (47,199,299 at May 31, 1996)         44,574       43,657
Retained earnings                                 430,280      386,673
Foreign currency translation adjustment           (465)        (833)
         Total shareholders' equity             474,389      429,497

                                               $720,941     $668,762

                          See accompanying notes.

                            CINTAS CORPORATION
              CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                               (Unaudited)
                   (In thousands except per share data)


                           Three months ended              Six months ended

                              November 30,                   November 30,
                         1996            1995            1996          1995
Revenues:
     Net rentals      $ 181,892     $  159,855        $ 356,391     $ 314,123
     Net sales           26,676         22,514           44,963        38,589
                        208,568        182,369          401,354       352,712
Costs and expenses (income):
     Cost of rentals    102,379         90,712          200,843       177,988
     Cost of sales       22,318         18,698           38,401        32,509
     Selling and
     administrative
      expenses           46,494         40,252           91,715        80,970
     Interest income    (1,056)          (447)          (1,910)         (868)
     Interest expense     2,022          2,293            4,011         4,803

                        172,157        151,508          333,060       295,402

Income before income
 taxes                   36,411         30,861           68,294        57,310

Income taxes             13,713         12,014           25,899        22,175


Net income            $  22,698       $ 18,847        $  42,395     $  35,135

Earnings per share    $     .48       $    .40        $     .90     $     .75

Weighted average
  number of shares
  outstanding            47,419         47,053           47,343        47,043

                                See accompanying notes.

                                  CINTAS CORPORATION
                    CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                 (In thousands)

                                                            Six Months Ended

                                                             November 30,

                                                          1996          1995
Cash flows from operating activities:

Net income                                             $ 42,395       $35,135

Adjustments to reconcile net income to net cash provided
by operating activities:
    Depreciation                                           16,845        14,037
    Amortization of deferred charges                      5,159         6,275
    Deferred income taxes                                 5,137         4,294
    Change in current assets and liabilities, net of
    acquisitions of businesses:
         Accounts receivable                           (10,029)        (8,490)
         Inventories                                   (10,814)        (7,112)
         Prepaid expenses                                    95            166
         Accounts payable                                 7,951          3,627
         Accrued liabilities                            (5,928)          (452)
         Income taxes payable                            4,315           (524)

    Net cash provided by operating activities           55,126         46,956

Cash flows from investing activities:

Proceeds from sale of property, plant and equipment       248             ----
Capital expenditures                                    31,719)        (28,011)
Proceeds from sale or redemption of  marketable
 securities                                             18,608          42,586
Purchase of marketable securities                    (32,093)        (57,588)
Acquisitions of businesses, net of cash acquired       (3,744)         (2,289)
Other                                                       (876)           (628)

    Net cash used in investing activities             (49,576)       (45,930)

Cash flows from financing activities:

Proceeds from issuance of long-term debt                   -----             408
Repayment of long-term debt                            (4,848)        (1,935)
Issuance of common stock                              894             423
Other                                                         366                8
   Net cash used in financing activities                  (3,588)         (1,096)

Net increase (decrease) in cash and cash equivalents     1,962            (70)


Cash and cash equivalents at beginning of period         9,066           6,685

Cash and cash equivalents at end of period             $11,028         $ 6,615

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

3. The Company adopted SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, in the first quarter of fiscal 1997. The adoption of this Statement did not have a material financial impact on the Company.

                             CINTAS CORPORATION
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Total revenues increased 14% for the three and six months ended November 30, 1996 over the same periods in fiscal 1996. Net rental revenues increased 14% and 13% for the three and six months ended November 30, 1996, respectively, over the same periods in the prior fiscal year, due primarily to growth in the customer base and price increases in established operations. The first quarter and first six months of fiscal 1997 had one less workday than the similar periods of fiscal 1996. Second quarter revenues from the sale of uniforms and other direct sale items increased 18% over the prior years second quarter. For the six months ended November 30, 1996, sales increased 17% over the same period in fiscal 1996. The increase in revenues from the sale of uniforms and other direct sale items is principally a result of an increase in unit sales.

Net income increased 20% and 21% for the three and six months ended November 30, 1996, respectively, over the same periods in fiscal 1996.

Net interest expense (interest expense less interest income) was $966,000 and $2,101,000 for the three and six months ended November 30, 1996 compared to $1,846,000 and $3,935,000, respectively, for the same two periods in the prior fiscal year. Net interest expense has decreased primarily due to an increase in interest income (related to a higher level of cash and marketable securities on hand) combined with a decrease in interest expense (related to a lower amount of long-term debt and improved interest rates). The Company=s effective tax rate was 38% in both periods of fiscal 1997 compared to 39% in the same periods in fiscal 1996.

Cash, cash equivalents and marketable securities increased by $15 million at November 30, 1996 from May 31, 1996, primarily due to strong cash flow from operations. The cash, cash equivalents and marketable securities will be used to finance future acquisitions and capital expenditures.

Net property, plant and equipment increased by $16 million from May 31, 1996 to November 30, 1996. At the end of the second quarter of fiscal 1997, the Company had five uniform rental facilities in various stages of construction.

During the first quarter of fiscal 1997, the Companys new distribution center
in Montgomery, Alabama  began operations.   The new distribution center will
service the Companys operations in the South, Southeast and Southwest regions of the United States. The expansion into Montgomery, as well as the expansion of the Cincinnati distribution center completed in fiscal 1996, frees up capacity in Cincinnati in order to more effectively service growth in the Midwest, on the East Coast and Canada.

Financial Condition

At November 30, 1996, the Company had $98 million in cash, cash equivalents and marketable securities. The Company believes that its current cash position, funds anticipated to be generated from operations and the strength of its banking relationships are sufficient to meet its anticipated operational and capital needs requirements.

                             CINTAS CORPORATION


Part II.  Other Information

       Item 4.     Submission of matters to a vote of security holders

                      The Annual Shareholders meeting of the Company was held on October 10, 1996, at which the following issues were adopted by shareholders:

       Issue No. 1

       Authority to establish the number of Directors to be elected at the Meeting at eight.

FOR 38,857,448   AGAINST  59,343  ABSTAIN   42,893  BROKER NON-VOTES     0

       Issue No. 2

       Authority to elect eight Directors.


    Name           Shares For            Shares -        Shares      Broker
                                   Withheld Authority   Abstained   Non-Votes
Richard T. Farmer  38,654,421            305,263            0          0

Scott D. Farmer    38,654,193            305,491            0          0

Gerald V. Dirvin   38,713,553            246,131            0          0

James J. Gardner   38,653,293            306,391            0          0

Roger L. Howe      38,713,593            246,091            0          0

Donald P. Klekamp  38,479,183            480,501            0          0

Robert J. Kohlhepp 38,654,415            305,270            0          0

John S. Lillard    38,712,893            246,791            0          0

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


Date:   January 14, 1997                     William C. Gale

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



                                                    CINTAS CORPORATION
                                                       (Registrant)




Date:   January 14, 1997
                                                     William C. Gale
                                                     Vice President - Finance
                                                    (Chief Accounting Officer)