Form 10-Q
period 1997-02-28
CINTAS CORP
filed 1997-04-10
CIK 723254

FORM 10-Q
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

(X)       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 1997

                                  OR

( )	    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _________________

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

Yes  X      No ___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                           Outstanding March 31, 1997
Common Stock, no par value                       48,260,627

                           CINTAS CORPORATION
                                 INDEX
                                                             Page No.
Part I.       Financial Information:

       Consolidated Condensed Balance Sheets-
             February 28, 1997 and May 31, 1996                 3

       Consolidated Condensed Statements of Income-
             Three Months and Nine Months Ended
             February 28, 1997 and February 29, 1996            4

       Consolidated Condensed Statements of Cash Flows-
             Nine Months Ended February 28, 1997 and
             February 29, 1996                                  5

       Notes to Consolidated Condensed Financial Statements     6

       Management's Discussion and Analysis of Financial
             Condition and Results of Operations                7

Part II. Other Information                                      8

Signatures                                                      8

                           CINTAS CORPORATION
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                    (In thousands except share data)

                                             February 28,        May 31,
                                                1997              1996
                                             (Unaudited)
ASSETS

Current assets:
     Cash and cash equivalents               $   8,003          $ 9,066
     Marketable securities                      98,436           73,477
     Accounts receivable (net)                  85,642           78,244
     Inventories                                42,504           34,678
     Uniforms and other rental items in
       service                                 107,141          100,307
     Prepaid expenses                            1,869            1,730
           Total current assets                343,595          297,502
Property, plant and equipment, at cost, net    277,130          252,597

Other assets                                   121,122          118,663

                                              $741,847         $668,762

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                         $ 20,321         $ 19,363
     Accrued liabilities                        50,599           49,168
     Income taxes:
          Current                                4,997              ----
          Deferred                              30,385           27,471
Long-term debt due within one year               6,666            6,592
          Total current liabilities            112,968          102,594
Long-term debt due after one year              112,449          117,924
Deferred income taxes                           19,616           18,747
Shareholders' equity:
     Preferred stock, no par value;
     100,000 shares authorized, none
     outstanding                                  ----             ----
          Common stock, no par value;
          120,000,000 shares authorized, 48,130,488
          shares issued and outstanding
          (47,199,299 at May 31, 1996)          44,706           43,657
     Retained earnings                         452,735          386,673
     Foreign currency translation adjustment     (627)            (833)
          Total shareholders' equity           496,814          429,497

                                              $741,847         $668,762

                            See accompanying notes.

                              CINTAS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)
                    (In thousands except per share data)


                        Three months ended        Nine months ended
                     February 28, February 29, February 28, February 29,
                         1997         1996         1997        1996
Revenues:
      Net rentals     $ 185,439    $ 162,485    $ 541,830   $ 476,608
      Net sales          24,513       20,492       69,476      59,081
                        209,952      182,977      611,306     535,689

Costs and exp enses (income):
      Cost of rentals   105,133       92,971      305,976     270,959
      Cost of sales      20,220       16,884       58,621      49,393
      Selling and
      administrative
      expenses           47,439       41,319      139,154     122,289
      Interest income   (1,161)        (817)      (3,071)     (1,685)
      Interest expense    2,007        2,320        6,018       7,123
                        173,638      152,677      506,698     448,079



Income before income
  taxes                  36,314       30,300      104,608      87,610

Income taxes             13,860       11,776       39,759      33,951

Net income            $  22,454    $  18,524    $  64,849     $53,659

Earnings per share    $    0.47    $    0.39    $    1.37     $  1.14

Weighted average
  number of shares
  outstanding            47,584       47,122       47,420      47,069


                           See accompanying notes.

                             CINTAS CORPORATION
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                              (In thousands)

                                                   Nine Months Ended
                                              February 28,  February 29,
Cash flows from operating activities:             1997          1996
Net income                                     $ 64,849      $  53,659

Adjustments to reconcile net income to net
cash provided by operating activities:
      Depreciation                               25,950         21,394
      Amortization of deferred charges            8,838          9,350
      Deferred income taxes                       3,642          2,880
      Change in current assets and liabilities,
      net of acquisitions of businesses:
            Accounts receivable                 (6,952)        (7,846)
            Inventories                        (14,480)        (5,875)
            Prepaid expenses                      (118)          (393)
            Accounts payable                        655            143
            Accrued liabilities                   1,169          7,201
            Income taxes payable                  4,997          (146)

      Net cash provided by operating activities  88,550         80,367

Cash flows from investing activities:

Proceeds from sale of property, plant and
  equipment                                         299           ----
Capital expenditures                           (49,006)       (41,629)
Proceeds from sale or redemption of
  marketable securities                          25,820         52,113
Purchase of marketable securities              (50,778)       (79,304)
Acquisitions of businesses, net of cash
  acquired                                      (8,570)        (2,289)
Other                                           (3,208)        (1,830)

      Net cash used in investing activities    (85,443)       (72,939)

Cash flows from financing activities:

Proceeds from issuance of long-term debt          ----             408
Repayment of long-term debt                    (5,401)         (4,498)
Issuance of common stock                         1,026             682
Other                                              205             850

      Net cash used in financing activities    (4,170)         (2,558)

Net increase (decrease) in cash and cash
  equivalents                                  (1,063)           4,870

Cash and cash equivalents at beginning of
  period                                         9,066           6,685

Cash and cash equivalents at end of period    $  8,003         $11,555

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

3. The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", in the first quarter of fiscal 1997. The adoption of this statement did not have a material financial impact on the Company.

                            CINTAS CORPORATION
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Total revenues increased 15% and 14% for the three and nine months ended February 28, 1997 respectively, over the same periods in fiscal 1996. Net rental revenues increased 14% for the three and nine months ended February 28, 1997 over the same periods in the prior fiscal year, due primarily to growth in the customer base. The first nine months of fiscal 1997 had one less workday than the similar period of fiscal 1996. Third quarter revenues from the sale of uniforms and other direct sale items increased 20% over the prior year's third quarter. For the nine months ended February 28, 1997, sales increased 18% over the same period in fiscal 1996. The increase in revenues from the sale of uniforms and other direct sale items is principally a result of an increase in unit sales.

Net income increased 21% for the three and nine months ended February 28, 1997, over the same periods in fiscal 1996.

Net interest expense (interest expense less interest income) was $846,000 and $2,947,000 for the three and nine months ended February 28, 1997 compared to $1,503,000 and $5,438,000, respectively, for the same two periods in the prior fiscal year. Net interest expense has decreased primarily due to an increase in interest income (related to a higher level of cash and marketable securities on hand) combined with a decrease in interest expense (related to a lower amount of long-term debt and improved interest rates). The Company's effective tax rate was 38% in both periods of fiscal 1997 compared to 39% in the same periods in fiscal 1996.

Cash, cash equivalents and marketable securities increased by $24 million at February 28, 1997 from May 31, 1996, primarily due to strong cash flow from operations. The cash, cash equivalents and marketable securities will be used to finance future acquisitions and capital expenditures.

Net property, plant and equipment increased by $25 million from May 31, 1996 to February 28, 1997. At the end of the third quarter of fiscal 1997, the Company had five uniform rental facilities in various stages of construction.

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

Financial Condition

At February 28, 1997, the Company had $106 million in cash, cash equivalents and marketable securities. The Company believes that its current cash position, funds anticipated to be generated form operations and the strength of its banking relationships are sufficient to meet its anticipated operational and capital needs requirements.

                           CINTAS CORPORATION

Part II. Other Information

      Item 2.     Changes in Securities

                  (c.) During the quarterly period ended February 28, 1997, the registrant issued 644,160 shares of Common Stock for companies being acquired.
                        These issuances were exempt from the
                        registration requirements of the Securities Act of 1933 as private offerings pursuant to Section
                        4.7 of that Act.

      Item 5.     Other Information

                  On February 18, 1997, the registrant declared an annual cash dividend of $.30 per share on outstanding common stock, a 20% increase over the dividend paid in the prior year. The dividend was payable on April 4, 1997, to shareholders of record as of March 7, 1997.

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

                                               CINTAS CORPORATION
                                                   (Registrant)


Date:    April 9, 1997                          William C. Gale
                                                William C. Gale
                                                Vice President - Finance
                                                (Chief Accounting
                                                Officer)