Form 10-K/A
period 1996-05-31
CINTAS CORP
filed 1997-05-01
CIK 723254

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended May 31, 1996

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-11399

                               CINTAS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Incorporated under                                       IRS Employer ID
the Laws of Washington                                    No. 31-1188630
----------------------------------                  ----------------------------
(State or other jurisdiction of
incorporation or organization)


                             6800 Cintas Boulevard
                                P.O. Box 625737
                          Cincinnati, Ohio 45262-5737
                             Phone: (513) 459-1200
--------------------------------------------------------------------------------
               (Address of principal executive offices) Securities
                Registered Pursuant to Section 12(b) of the Act:


                                      None
--------------------------------------------------------------------------------
          Securities Registered Pursuant to Section 12(g) of the Act:


                           Common Stock, No Par Value
--------------------------------------------------------------------------------
                                (Title of class)


     This Form 10-K/A is being filed to amend and restate Part 1 Item 1 of the Form 10-K for the Fiscal Year Ended May 31, 1996, and to file certain exhibits.

                                     PART I
                                     ITEM 1.

                                    BUSINESS

     Information regarding revenues from products and services, the number of employees and competition are listed or described below:

The table sets forth the revenues derived from each service provided by Cintas.


                                                Year Ended May 31
                                       --------------------------------------

                                         1996           1995          1994
                                       --------      ----------    ----------
                                                  (in thousands)

Uniform Rental                         $492,369       $415,035      $351,495
Uniform Sales                            81,373         69,825        58,294
Non-Uniform Rentals                     148,652        124,045       108,360
Other                                     7,736          6,193         5,067
                                       --------     ----------    ----------
                                       $730,130       $615,098      $523,216
                                       ========       ========      ========


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

                                     PART IV

                                    ITEM 14.

         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON FORM 8-K


             (a) (3) Exhibits.


Exhibit
Number             Description of Exhibit                          Filing Status
--------           --------------------------------------------    -------------
 3.1               Restated Articles of Incorporation                 (1)

 3.3               Bylaws                                             (1)

     Management Compensatory Contracts (Exhibits 10.1-10.5)

10.1               Incentive Stock Option Plan                        (2)

10.2               Partners' Plan, as Amended                         (3)

10.3               1990 Directors' Stock Option Plan                  (4)

10.4               1992 Employee Stock Option Plan, as Amended        (5)

10.5               1994 Directors' Stock Option Plan                  (6)

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

                                             CINTAS CORPORATION



DATE SIGNED: April 30, 1997                  By:  /s/ William C. Gale
                                                 ----------------------------
                                                  William C. Gale
                                                  Vice President - Finance
                                                  (Chief Accounting Officer)