Form 10-K
period 1997-05-31
CINTAS CORP
filed 1997-08-27
CIK 723254

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  X       EXCHANGE ACT OF 1934  For the Fiscal Year Ended May 31, 1997

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

                                  YES                         NO
                                  ---                         --

                                   X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

The aggregate market value of Common Stock held by nonaffiliates is $3,363,035,740 based on a closing price of $69.25 on August 15, 1997. As of August 15, 1997, 48,563,693 shares of no par value Common Stock were issued and outstanding.

                       Documents Incorporated by Reference

Portions of the Registrant's Annual Report to Shareholders for 1997 furnished to the Commission pursuant to Rule 14a-3(b) and portions of the Registrant's Proxy Statement to be filed with the Commission for its 1997 annual meeting are incorporated by reference in Parts I, II and III as specified.

                               CINTAS CORPORATION
                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K


                                                                           Page
                                                                           ----

Part I

          Item 1    -  Business                                                3
          Item 2    -  Properties                                              4
          Item 3    -  Legal Proceedings                                       6
          Item 4    -  Submission of Matters to a Vote of Security Holders     6

Part II

 .         Item 5    -  Market for Registrant's Common Equity and Related       7
                           Stockholder Matters
          Item 6    -  Selected Financial Data                                 7
          Item 7    -  Management's Discussion and Analysis of Financial       7
                           Condition and Results of Operations
          Item 8    -  Financial Statements and Supplementary Data             7
          Item 9    -  Changes in and Disagreements with Accountants on        7
                           Accounting and Financial Disclosure

Part III

          Item 10   -  Directors and Executive Officers of the Registrant      7
          Item 11   -  Executive Compensation                                  7
          Item 12   -  Security Ownership of Certain Beneficial Owners and     7
                           Management
          Item 13   -  Certain Relationships and Related Transactions          7

Part IV

          Item 14   -  Exhibits, Financial Statement Schedules and             8
                           Reports on Form 8-K

                                     PART I
                                     ITEM 1.
                                    BUSINESS

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

     The service provided to the rental markets served by the Company principally consists of the rental and cleaning of uniforms as well as providing on-going uniform upgrades to each customer. The Company also offers ancillary products which includes the rental or sale of walk-off mats, fender covers, towels, mops, linen products and first aid products and services.

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

     At May 31, 1997, the Company employed 11,996 employees of which 87 were represented by labor unions. The Company considers its relationship with its employees to be satisfactory.

     The table sets forth the revenues derived from each service provided by Cintas.

                                          Year Ended May 31
                               ---------------------------------------
                                 1997           1996          1995
                                 ----           ----          ----
                                           (in thousands)

Uniform Rental                  $557,659       $492,369      $415,035
Uniform Sales                     94,065         81,373        69,825
Non-Uniform Rentals              173,414        148,652       124,045
Other                             14,811          7,736         6,193
                               ---------     ----------    ----------
                                $839,949       $730,130      $615,098
                                ========       ========      ========

                                     ITEM 2.

                                   PROPERTIES

     The Company occupies 139 facilities located in 130 cities. The corporate offices provide centrally located administrative functions including accounting, finance, marketing and data processing. The Company operates processing plants that house administrative, sales and service personnel and the necessary equipment involved in the cleaning of uniforms and bulk items. Branch operations provide administrative, sales and service functions. Cintas operates three distribution facilities and has four manufacturing plants, two of which produce uniform trousers and two producing uniform shirts. The Company also operates two facilities which distribute first aid products and two cleanroom processing facilities. The Company considers the facilities it operates to be adequate for their intended use. The Company owns or leases 3,256 vehicles.

     The following chart provides additional information concerning Cintas' facilities:

   Location                              Type of Facility
   --------                              ----------------
   Cincinnati, Ohio                      Corporate Offices,
                                         National Account Division,
                                         Distribution Center
   Abbotsford, Vancouver (Canada)        Processing Plant
   Akron, Ohio                           Processing Plant
   Alexandria, Louisiana                 Branch*
   Allentown, Pennsylvania               Branch*
   Amarillo, Texas                       Branch*
   Asheville, North Carolina             Branch*
   Ashland, Kentucky                     Processing Plant
   Atlanta, Georgia                      Processing Plant
   Augusta, Georgia                      Processing Plant
   Austin, Texas                         Processing Plant
   Baltimore, Maryland                   Processing Plant
   Baltimore, Maryland                   First Aid Facility
   Barrie, Ontario (Canada)              Processing Plant
   Baton Rouge (South), Louisiana        Processing Plant
   Baton Rouge (North), Louisiana        Processing Plant
   Beaumont, Texas                       Processing Plant
   Birmingham, Alabama                   Branch*
   Boston, Massachusetts                 Processing Plant
   Branford, Connecticut                 Processing Plant
   Brownsville, Texas                    Branch*
   Buffalo, New York                     Processing Plant
   Charlotte, North Carolina             Processing Plant
   Chattanooga, Tennessee                Branch*
   Chicago (South), Illinois             Processing Plant
   Chicago (North), Illinois             Processing Plant
   Chilliwack, Vancouver (Canada)        Processing Plant
   Cincinnati, Ohio                      Processing Plant
   Clay City, Kentucky                   Manufacturing Facility*
   Cleveland (West), Ohio                Processing Plant
   Cleveland (East), Ohio                Processing Plant
   Colorado Springs, Colorado            Branch*
   Columbia, South Carolina              Processing Plant*
   Columbus, Ohio                        Processing Plant
   Corpus Christi, Texas                 Branch*
   Dallas, Texas                         Processing Plant
   Dayton, Ohio                          Processing Plant
   Decatur, Georgia                      Processing Plant
   Denver, Colorado                      Processing Plant
   Denver, Colorado                      First Aid Facility*
   Detroit, Michigan                     Processing Plant
   Etobicoke, Ontario (Canada)           Processing Plant
   Eugene, Oregon                        Branch*
   Evansville, Indiana                   Branch*

   Flint, Michigan                       Branch*
   Fort Meyers, Florida                  Branch*
   Fort Smith, Arkansas                  Processing Plant*
   Fort Wayne, Indiana                   Branch*
   Grand Rapids, Michigan                Branch*
   Greenville, South Carolina            Processing Plant
   Greenville, South Carolina            Cleanroom Facility
   Greenwood, Mississippi                Branch*
   Gulfport, Mississippi                 Branch*
   Hammond, Louisiana                    Branch
   Harrison, Arkansas                    Branch*
   Hazard, Kentucky                      Manufacturing Facility*
   Houston, Texas                        Processing Plant
   Indianapolis, Indiana                 Processing Plant
   Jackson, Mississippi                  Branch*
   Jacksonville, Florida                 Branch*
   Joplin, Missouri                      Branch*
   Kansas City, Kansas                   Processing Plant
   Knoxville, Tennessee                  Branch*
   Lafayette, Louisiana                  Branch
   Lake Charles, Louisiana               Processing Plant
   Lake Station, Indiana                 Branch*
   Laredo, Texas                         Branch*
   Las Vegas, Nevada                     Processing Plant
   Lexington, Kentucky                   Processing Plant
   Little Rock, Arkansas                 Processing Plant
   London, Ontario (Canada)              Branch*
   Long Island, New York                 Branch*
   Los Angeles, California               Processing Plant
   Louisville, Kentucky                  Processing Plant
   Lufkin, Texas                         Branch
   Madison, Alabama                      Branch*
   Madison, Wisconsin                    Processing Plant
   Memphis, Tennessee                    Processing Plant
   Miami, Florida                        Processing Plant
   Milwaukee, Wisconsin                  Branch*
   Minneapolis, Minnesota                Processing Plant*
   Mobile, Alabama                       Branch*
   Montgomery, Alabama                   Distribution Center*
   Montgomery, Alabama                   Branch*
   Mt. Vernon, Kentucky                  Manufacturing Facility*
   Napanee, Ontario (Canada)             Processing Plant
   Nashville, Tennessee                  Processing Plant
   Natchez, Mississippi                  Branch*
   Newburgh, New York                    Cleanroom Facility
   New Orleans, Louisiana                Processing Plant
   Oklahoma City, Oklahoma               Processing Plant
   Ontario, California                   Processing Plant
   Orange, California                    Branch*
   Orlando, Florida                      Processing Plant
   Owingsville, Kentucky                 Manufacturing Facility
   Pensacola, Florida                    Branch*
   Philadelphia, Pennsylvania            Processing Plant
   Phoenix, Arizona                      Processing Plant
   Piscataway, New Jersey                Processing Plant
   Pittsburgh, Pennsylvania              Processing Plant
   Portland, Maine                       Branch
   Portland, Oregon                      Processing Plant
   Raleigh-Durham, North Carolina        Branch*
   Reno, Nevada                          Distribution Center*
   Richmond, Virginia                    Processing Plant
   Sacramento, California                Branch*
   Salt Lake City, Utah                  Processing Plant*

   San Angelo, Texas                     Branch*
   San Antonio, Texas                    Processing Plant
   San Diego, California                 Processing Plant
   Sandusky, Ohio                        Branch*
   San Fernando, California              Branch*
   San Francisco(West), California       Branch*
   San Francisco (East), California      Processing Plant*
   San Jose, California                  Processing Plant
   Seattle, Washington                   Processing Plant
   Shreveport, Louisiana                 Processing Plant
   Springdale, Arkansas                  Processing Plant
   Springfield, Missouri                 Branch*
   St. Louis, Missouri                   Processing Plant*
   Tacoma, Washington                    Branch*
   Tampa, Florida                        Processing Plant
   Taunton, Massachusetts                Branch*
   Thibodaux, Louisiana                  Processing Plant
   Toledo, Ohio                          Branch*
   Toronto, Ontario (Canada)             Processing Plant
   Tulsa, Oklahoma                       Processing Plant
   Tuscaloosa, Alabama                   Processing Plant
   Tyler, Texas                          Branch*
   Victoria, Texas                       Processing Plant
   Vidalia, Georgia                      Processing Plant
   Virginia Beach, Virginia              Branch*
   West Chester, New York                Branch*
   Washington, D.C.                      Processing Plant
   Westland, Michigan                    Processing Plant
   West Palm Beach, Florida              Branch*
   Wichita, Kansas                       Branch*
   Winston-Salem, North Carolina         Processing Plant
   Youngstown, Ohio                      Branch*

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

     None in the fourth quarter of fiscal 1997.

                                     PART II

                                     ITEM 5.
                      MARKET FOR REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

     "Market for Registrant's Common Stock" and "Security Holder Information" on page 29 of the Registrant's Annual Report to Shareholders for 1997 is incorporated herein by reference. Dividend information is incorporated by reference to the Consolidated Statements of Shareholders' Equity on page 17. Dividends on the outstanding Common Stock are paid annually and amounted to $.30 and $.25 per share in fiscal 1997 and 1996, respectively.

     During the quarterly period ended May 31, 1997, the Registrant issued 121,989 shares of Common Stock for a company being acquired. This issuance was exempt from the registration requirements of the Securities Act of 1933 as a private offering pursuant to Section 4.2 of the Act.

                                     ITEM 6.
                             SELECTED FINANCIAL DATA

     The "Eleven Year Financial Summary" on page 14 of the Registrant's Annual Report to Shareholders for 1997 is incorporated herein by reference.


                                     ITEM 7.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" commencing on page 26 of the Registrant's Annual Report to Shareholders for 1997 is incorporated herein by reference.

                                     ITEM 8.
                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following Financial Statements of the Registrant shown on pages 15 through 25 of its Annual Report to Shareholders for 1997 are incorporated herein by reference:

    Consolidated Balance Sheets as of May 31, 1997 and 1996
    Consolidated Statements of Income for the years ended May 31, 1997,
        1996 and 1995
    Consolidated Statements of Shareholders' Equity for the years ended
        May 31, 1997, 1996 and 1995
    Consolidated Statements of Cash Flows for the years ended May 31, 1997,
        1996 and 1995
    Notes to Consolidated Financial Statements
    Report of Independent Auditors


                                     ITEM 9.

                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

     Items 10., 11., 12., and 13. of Part III are incorporated by reference to the Registrant's Proxy Statement for its 1997 Annual Shareholders' Meeting to be filed with the Commission pursuant to Regulation 14A.

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


             (a) (2) Financial Statement Schedule:

For each of the three years in the period ended May 31, 1997.

             Schedule II: Valuation and Qualifying Accounts and Reserves.


All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto.


             (a) (3) Exhibits.


  Exhibit
  Number       Description of Exhibit                              Filing Status
  ------       ----------------------                              -------------

   3.1         Restated Articles of Incorporation                     (1)
   3.3         Bylaws                                                 (1)

        Management Compensatory Contracts (Exhibits 10.1-10.5)

  10.1         Incentive Stock Option Plan                            (2)
  10.2         Partners' Plan, as Amended                             (3)
  10.3         1990 Directors' Stock Option Plan                      (4)
  10.4         1992 Employee Stock Option Plan, as Amended            (5)
  10.5         1994 Directors' Stock Option Plan                      (6)

   11          Statement re computation of                       filed herewith
                  per share earnings
   13          1997 Annual Report to Shareholders                filed herewith
   21          Subsidiaries of the Registrant                    filed herewith
   23          Consent of Independent Auditors                   filed herewith
   27          Financial Data Schedule                           filed herewith

-------------

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

                                             CINTAS CORPORATION

DATE SIGNED:  August 27, 1997                BY: /s/ Robert J. Kohlhepp
                                                ----------------------------
                                                 Robert J. Kohlhepp
                                                 Chief Executive Officer

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                        Capacity                       Date
      ---------                        --------                       ----



/s/ Richard T. Farmer            Chairman of the Board
-----------------------          of Directors                   August 27, 1997
    Richard T. Farmer



/s/ Robert J. Kohlhepp           Chief Executive
-----------------------          Officer and Director           August 27, 1997
    Robert J. Kohlhepp


/s/ Scott D. Farmer              President, Chief Operating
-----------------------          Officer and Director           August 27, 1997
    Scott D. Farmer


/s/ James J. Gardner             Director                       August 27, 1997
-----------------------
    James J. Gardner


/s/ Donald P. Klekamp            Director                       August 27, 1997
-----------------------
    Donald P. Klekamp



/s/ William C. Gale              Vice President & Chief
-----------------------          Financial Officer
    William C. Gale              (Principal Financial
                                  and Accounting Officer)       August 27, 1997

                               CINTAS CORPORATION


          Schedule II - Valuation and Qualifying Accounts and Reserves
                                 (In Thousands)



                                                      Additions

                                                (1)           (2)
                                  Balance At  Charged to Charged               Balance At
                                  Beginning   Costs and  to Other                End of
Description                        of Year    Expenses   Accounts  Deductions     Year
-----------                       ----------  ---------- --------  ----------  ----------

May 31, 1995:

Allowance for Doubtful Accounts    $ 2,003   $ 1,465   ($     325)  $1,114 (A)   $ 2,029
                                   =======   =======   ==========   =======      =======

Accumulated Amortization of
  Customer Service Contracts ...    21,523     5,967                    70 (B)    27,420
Accumulated Amortization of
   Non-Compete Agreements &
   Consulting ..................    17,015     4,675                 1,085 (B)    20,605
Accumulated Amortization of
   Debt Issue & Organization
   Costs .......................       423       263                    83 (B)       603
Accumulated Amortization of
   Goodwill ....................       314       622                   --            936
                                   -------   -------   ----------   -------      -------

                                   $39,275   $11,527               $ 1,238       $49,564
                                   =======   =======                =======      =======

May 31, 1996:

Allowance for Doubtful Accounts    $ 2,029   $ 1,178   $      175   $1,424 (A)   $ 1,958
                                   =======   =======   ==========   =======      =======

Accumulated Amortization of
   Customer Service Contracts ..    27,420     6,161                 4,866 (B)     28,715
Accumulated Amortization of
   Non-Compete Agreements &
   Consulting ..................    20,605     4,667                 1,515 (B)     23,757
Accumulated Amortization of
   Debt Issue & Organization
   Costs .......................       603       250                    71 (B)        782
Accumulated Amortization of
   Goodwill ....................       936     1,440                    --          2,376
                                  --------   -------                -------       -------

                                   $49,564   $12,518                 $6,452       $55,630
                                   =======   =======                =======       =======


(A)   Uncollectible Accounts Charged-off, Net of Recoveries.

(B)    Elimination of Fully Amortized Amounts.





                                                      Additions

                                                (1)           (2)
                                  Balance At  Charged to Charged               Balance At
                                  Beginning   Costs and  to Other                End of
Description                        of Year    Expenses   Accounts  Deductions     Year
-----------                       ----------  ---------- --------  ----------  ----------



May 31,1997:

Allowance for Doubtful Accounts   $ 1,958   $ 2,013     $    530   $1,680 (A)   $ 2,821
                                  =======   =======      =======   ======       =======

Accumulated Amortization of
   Customer Service Contracts .    28,715     5,923                 8,374 (B)    26,264
Accumulated Amortization of
    Non-Compete Agreements
    and Consulting ............    23,757     4,294                 4,798 (B)    23,253
Accumulated Amortization of
    Debt Issue & Organization
    Costs .....................       782       239                   --          1,021
Accumulated Amortization of
    Goodwill ..................     2,376     1,489                   --          3,865
                                  -------   -------               -------       -------

                                   55,630   $11,945               $13,172       $54,403
                                  =======   =======               =======       =======


(A)   Uncollectible Accounts Charged-off, Net of Recoveries.

(B)    Elimination of Fully Amortized Amounts.
