Form 10-Q
period 1997-08-31
CINTAS CORP
filed 1997-10-09
CIK 723254

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


( X )       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 1997

                                       OR

(   )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ___________________

Commission file number 0-11399


                               CINTAS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           WASHINGTON                                         31-1188630
-------------------------------                         ------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


                              6800 CINTAS BOULEVARD
                                 P.O. BOX 625737
                           CINCINNATI, OHIO 45262-5737
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (513) 459-1200
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X            No

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                          Outstanding September 30, 1997
---------------------------------------         ------------------------------
Common Stock, no par value                              48,734,050

                               CINTAS CORPORATION
                                      INDEX



                                                                     Page No.
Part I.   Financial Information:

      Consolidated Condensed Balance Sheets -
           August 31, 1997 and May 31, 1997                               3

      Consolidated Condensed Statements of Income -
           Three Months Ended August 31, 1997 and 1996                    4

      Consolidated Condensed Statements of Cash Flows -
           Three Months Ended August 31, 1997 and 1996                    5

      Notes to Consolidated Condensed Financial Statements                6

      Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            7


Part II.  Other Information                                               8

Signatures                                                                8

                               CINTAS CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (In thousands except share data)


                                                       August 31,       May 31,
                                                          1997           1997
                                                       -----------     ---------
                                                       (Unaudited)

ASSETS

Current assets:
  Cash and cash equivalents                              $  12,385    $  14,221
  Marketable securities                                     92,234       88,655
  Accounts receivable (net)                                100,896       95,161
  Inventories                                               45,622       43,076
  Uniforms and other rental items in service               115,131      112,844
  Prepaid expenses                                           1,947        2,018
                                                         ---------    ---------
      Total current assets                                 368,215      355,975
Property, plant and equipment, at cost, net                297,776      287,446

Other assets                                               118,566      118,402
                                                         ---------    ---------

                                                         $ 784,557    $ 761,823
                                                         =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                       $  22,589    $  20,719
  Accrued liabilities                                       40,769       55,336
  Income taxes -
      Current                                                9,761          454
      Deferred                                              35,927       32,889
  Long-term debt due within one year                         6,688        6,733
                                                         ---------    ---------
      Total current liabilities                            115,734      116,131
Long-term debt due after one year                          109,741      111,457
Deferred income taxes                                       22,995       21,859
Shareholders' equity:
  Preferred stock, no par value,
      100,000 shares authorized, none outstanding             --           --
  Common stock, no par value,
      120,000,000 shares authorized,
      48,594,597 shares issued and outstanding
      (48,266,789 at May 31, 1997)                          45,269       45,039
  Retained earnings                                        492,198      468,411
  Foreign currency translation adjustment                   (1,380)      (1,074)
                                                         ---------    ---------
      Total shareholders' equity                           536,087      512,376
                                                         ---------    ---------

                                                         $ 784,557    $ 761,823
                                                         =========    =========

                             See accompanying notes.

                               CINTAS CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands except per share data)



                                                          Three Months Ended
                                                              August 31,
                                                      --------------------------
                                                         1997           1996
                                                      -----------    -----------


Revenues:
    Net rentals                                        $ 202,999      $ 174,499
    Other service revenue                                 32,502         18,287
                                                       ---------      ---------
                                                         235,501        192,786
Costs and expenses (income):
    Cost of rentals                                      112,671         98,464
    Cost of other service revenue                         25,890         16,083
    Selling and administrative expenses                   57,525         45,221
    Interest income                                       (1,108)          (854)
    Interest expense                                       1,820          1,989
                                                       ---------      ---------

                                                         196,798        160,903
                                                       ---------      ---------

Income before income taxes                                38,703         31,883

Income taxes                                              14,645         12,186
                                                       ---------      ---------

Net income                                             $  24,058      $  19,697
                                                       =========      =========

Earnings per share                                     $     .50      $     .42
                                                       =========      =========

Weighted average number of shares outstanding             48,406         47,266
                                                       =========      =========



                             See accompanying notes.

                               CINTAS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                             Three Months Ended
                                                                August 31,
                                                           ---------------------
Cash flows from operating activities:                        1997         1996
------------------------------------                       --------    ---------
Net income                                                 $ 24,058    $ 19,697

Adjustments to reconcile net income to net
cash provided by operating activities:
    Depreciation                                              9,966       8,258
    Amortization of deferred charges                          3,012       2,993
    Deferred income taxes                                     4,174       4,331
    Change in current assets and liabilities,
    net of acquisitions of businesses:
        Accounts receivable                                  (4,592)     (1,134)
        Inventories                                          (1,820)     (2,823)
        Uniforms and other rental items in service           (2,287)     (1,701)
        Prepaid expenses                                        212         231
        Accounts payable                                        566       2,492
        Accrued liabilities                                 (14,628)    (12,900)
        Income taxes payable                                  9,307       6,490
                                                           --------    --------

    Net cash provided by operating activities                27,968      25,934

Cash flows from investing activities:
------------------------------------
Proceeds from sale of property, plant and equipment              40         120
Capital expenditures                                        (20,125)    (14,367)
Proceeds from sale or redemption of marketable securities    18,922       6,182
Purchase of marketable securities                           (22,502)    (14,501)
Acquisitions of businesses, net of cash acquired             (4,558)       (360)
Other                                                           450        (277)
                                                           --------    --------

       Net cash used in investing activities                (27,773)    (23,203)

Cash flows from financing activities:
------------------------------------
Repayment of long-term debt                                  (1,955)       (450)
Issuance of common stock                                        230         247
Other                                                          (306)        (18)
                                                           --------    --------

       Net cash used in financing activities                 (2,031)       (221)
                                                           --------    --------

Net increase (decrease) in cash and cash equivalents         (1,836)      2,510

Cash and cash equivalents at beginning of period             14,221       9,066
                                                           --------    --------

Cash and cash equivalents at end of period                 $ 12,385    $ 11,576
                                                           ========    ========

                             See accompanying notes.

                               CINTAS CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The consolidated condensed financial statements of Cintas Corporation (the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes included in the Company's most recent annual report for the fiscal year ended May 31, 1997.

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

                               CINTAS CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Total revenues increased 22% in the first quarter of fiscal 1998 over the same period in fiscal 1997. Net rental revenue increased 16% for the three months ended August 31, 1997 over the same period in the prior fiscal year, due primarily to growth in the customer base. In past filings, the Company has reported revenue between rental revenues and sales revenues. Sales revenues was the terminology to distinguish revenues which were nonrental in nature. The nature of the activity previously classified as sales includes a significant service element for the customer, and thus this category of revenues is now called "Other Service Revenue." First quarter revenues from other services increased 78% over the prior year's first quarter, principally as a result of the addition of first aid services to the Company's product offerings, and to a one-time inventory transaction which increased total revenue growth by 2%.

Net income and earnings per share increased 22% and 19%, respectively, for the three months ended August 31, 1997, over the same period in fiscal 1997.

Net interest expense (interest expense less interest income) was $712,000 for the first quarter of fiscal 1998 compared to $1,135,000 in the first quarter of fiscal 1997. Net interest expense has decreased primarily due to an increase in interest income (related to a higher level of cash and marketable securities on hand) combined with a decrease in interest expense (related to a lower amount of long-term debt and improved interest rates). The Company's effective tax rate was 38% in both periods.

Cash, cash equivalents and marketable securities increased by $2 million at August 31, 1997 from May 31, 1997. The cash, cash equivalents and marketable securities will be used to finance future acquisitions and capital expenditures.

Net property, plant and equipment increased by $10 million from May 31, 1997 to August 31, 1997. At the end of the first quarter of fiscal 1998, the Company had six uniform rental facilities in various stages of construction.

Financial Condition

At August 31, 1997, the Company had $105 million in cash, cash equivalents and marketable securities. The Company believes that its current cash position, funds anticipated to be generated from operations and the strength of its banking relationships are sufficient to meet its anticipated operational and capital needs requirements.

                               CINTAS CORPORATION


Part II.  Other Information

       Item 2.       Changes in Securities

                    (c.) During the quarterly  period ended August 31, 1997, the registrant issued 304,164 shares of Common Stock for companies being acquired in five separate transactions. The number of owners in each transaction was as follows: transaction #1 - one owner, transaction #2 - one owner, transaction #3 - one owner, transaction #4 - three owners and transaction #5 - one owner. These issuances were exempt from the registration requirements of the Securities Act of 1933 as private offerings pursuant to Section 4.2 of that Act.

      Item 6.        Exhibits and Reports on Form 8-K

                     (a.)     Exhibit Index

                     Exhibit Number                Description of Exhibit
                     --------------                ----------------------
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



                                          CINTAS CORPORATION
                                             (Registrant)



Date:   October 8, 1997                    /s/ William C. Gale
                                           ----------------------------------
                                           William C. Gale
                                           Vice President and
                                           Chief Financial Officer
                                           (Chief Accounting Officer)