Form 10-Q
period 1997-11-30
CINTAS CORP
filed 1997-12-30
CIK 723254

FORM 10-Q
                              SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C.  20549


( X )       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 1997

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

Yes   X            No

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                            Outstanding December 22, 1997
---------------------------------------           -----------------------------
Common Stock, no par value                                97,800,753

                                      CINTAS CORPORATION
                                             INDEX



                                                                        Page No.
Part I.   Financial Information:

      Consolidated Condensed Balance Sheets -
           November 30, 1997 and May 31, 1997                               3

      Consolidated Condensed Statements of Income -
           Three Months and Six Months Ended November 30, 1997 and 1996     4

      Consolidated Condensed Statements of Cash Flows -
           Six Months Ended November 30, 1997 and 1996                      5

      Notes to Consolidated Condensed Financial Statements                  6

      Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              7


Part II.  Other Information                                                 8

Signatures                                                                  8

                               CINTAS CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (In thousands except share data)

                                                   November 30,        May 31,
                                                       1997              1997
                                                   (Unaudited)

ASSETS

Current assets:
  Cash and cash equivalents                          $ 16,020         $ 14,221
  Marketable securities                                83,825           88,655
  Accounts receivable (net)                           113,041           95,161
  Inventories                                          51,599           43,076
  Uniforms and other rental items in service          125,505          112,844
  Prepaid expenses                                      2,378            2,018
                                                   ----------      -----------
      Total current assets                            392,368          355,975
Property, plant and equipment, at cost, net           313,175          287,446

Other assets                                          117,453          118,402
                                                      -------          -------

                                                     $822,996         $761,823
                                                     ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                   $ 28,282         $ 20,719
  Accrued liabilities                                  47,460           55,336
  Income taxes -
      Current                                           4,941              454
      Deferred                                         39,234           32,889
  Long-term debt due within one year                    6,872            6,733
                                                   ----------         --------
      Total current liabilities                       126,789          116,131

Long-term debt due after one year                     108,964          111,457
Deferred income taxes                                  23,590           21,859
Shareholders' equity:
  Preferred stock, no par value,
      100,000 shares authorized, none outstanding     -----               -----
  Common stock, no par value,
      120,000,000 shares authorized,
      97,573,749 shares issued and outstanding
      (96,533,578 at May 31, 1997)                     45,660           45,039
  Retained earnings                                   519,742          468,411
  Foreign currency translation adjustment              (1,749)          (1,074)
                                                    ---------         --------
      Total shareholders' equity                      563,653          512,376
                                                     --------         --------

                                                     $822,996         $761,823
                                                     ========         ========

                                    See accompanying notes.

                               CINTAS CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands except per share data)


                                         Three months ended           Six months ended
                                            November 30,                November 30,
                                        1997         1996             1997         1996

Revenues:
  Net rentals                        $ 212,302      $181,892       $ 415,301    $ 356,391
  Other service revenue                 39,682        26,676          72,184       44,963
                                       -------       -------         -------      -------
                                       251,984       208,568         487,485      401,354
Costs and expenses (income):
  Cost of rentals                      118,979       102,379         231,650      200,843
  Cost of other service revenue         30,919        22,318          56,809       38,401
  Selling and administrative expenses   56,748        46,494         114,273       91,715
  Interest income                       (1,202)       (1,056)         (2,310)      (1,910)
  Interest expense                       1,644         2,022           3,464        4,011
                                         -----         -----           -----        -----
                                       207,088       172,157         403,886      333,060

Income before income taxes              44,896        36,411          83,599       68,294

Income taxes                            16,920        13,713          31,565       25,899
                                        ------        ------          ------       ------

Net income                          $   27,976      $  22,698       $ 52,034    $  42,395
                                    ==========      =========       ========    =========

Earnings per share                  $      .29      $     .24       $    .54    $     .45
                                    ==========      =========       ========    =========

Weighted average number of shares
outstanding                             97,472         94,839        97,138        94,685
                                    ==========     ==========       =======     =========





                             See accompanying notes.

                               CINTAS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                               Six Months Ended
                                                                  November 30,

Cash flows from operating activities:                           1997      1996

Net income                                                   $ 52,034  $ 42,395
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation                                               20,356    16,845
    Amortization of deferred charges                            5,631     5,159
    Deferred income taxes                                       8,058     5,137
    Change in current assets and liabilities,
      net of acquisitions of businesses:
          Accounts receivable                                 (13,201)  (10,029)
          Inventories                                          (5,426)   (4,596)
          Uniforms and other rental items in service          (12,600)   (6,218)
          Prepaid expenses                                       (290)       95
          Accounts payable                                      3,499     7,951
          Accrued liabilities                                  (8,910)   (5,928)
          Income taxes payable                                  4,487     4,315
                                                               ------    ------
  Net cash provided by operating activities                    53,638    55,126

Cash flows from investing activities:

Proceeds from sale of property, plant and equipment              795        248
Capital expenditures                                         (42,823)   (31,719)
Proceeds from sale or redemption of marketable securities     39,342     18,608
Purchase of marketable securities                            (34,512)   (32,093)
Acquisitions of businesses, net of cash acquired              (5,445)    (3,744)
Other                                                          1,207       (876)
                                                               -----       -----

   Net cash used by investing activities                     (41,436)   (49,576)

Cash flows from financing activities:

Proceeds from issuance of long-term debt                           8      -----
Repayment of long-term debt                                   (9,015)    (4,848)
Issuance of common stock                                         522        894
Repurchase of common stock                                    (1,282)     -----
Other                                                           (636)       366
                                                              -------     ------

   Net cash used in financing activities                     (10,403)    (3,588)

Net increase in cash and cash equivalents                      1,799      1,962

Cash and cash equivalents at beginning of period              14,221      9,066
                                                              ------     ------
Cash and cash equivalents at end of period                   $16,020    $11,028
                                                             =======    =======



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

     3. On October 22, 1997, the Company announced a 2-for-1 split of its common stock. The stock split was distributed on November 18, 1997 to shareholders of record on November 3, 1997. All share and per share data contained herein has been adjusted to reflect the stock split.

                               CINTAS CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Total revenues increased 21% for the three and six months ended November 30, 1997 over the same periods in fiscal 1997. Net rental revenue increased 17% for the three and six months ended November 30, 1997 over the same periods in the prior fiscal year, due primarily to growth in the customer base. Second quarter revenues from other services increased 49% over the prior year=s second quarter. For the six months ended November 30, 1997 these revenues increased 61% over the same period in fiscal 1997. These increases are a result of the addition of first aid supplies to the Company=s product offerings in addition to increased catalog and national account sales.

Net income increased 23% for the three and six months ended November 30, 1997, over the same period in fiscal 1997. Earnings per share increased 21% and 20% respectively, for the three and six months ended November 30, 1997, over the same periods in fiscal 1997.

Net interest expense (interest expense less interest income) was $442,000 and $1,154,000 respectively, for the three and six months ended November 30, 1997 compared to $966,000 and $2,101,000 respectively, for the same periods in the prior fiscal year. Net interest expense has decreased primarily due to an increase in interest income (related to a higher level of cash and marketable securities on hand from the prior year) combined with a decrease in interest expense (related to a lower amount of long-term debt and improved interest rates). The Company's effective tax rate was 38% in both periods of fiscal 1998 as well as fiscal 1997.

Cash, cash equivalents and marketable securities decreased by $3 million at November 30, 1997 from May 31, 1997 primarily due to higher capital expenditures. The cash, cash equivalents and marketable securities will be used to finance future acquisitions and capital expenditures.

Net property, plant and equipment increased by $26 million from May 31, 1997 to November 30, 1997. At the end of the second quarter of fiscal 1998, the Company had eleven uniform rental facilities in various stages of construction.

Financial Condition

At November 30, 1997, the Company had $100 million in cash, cash equivalents and marketable securities. The Company believes that its current cash position, funds anticipated to be generated from operations and the strength of its banking relationships are sufficient to meet its anticipated operational and capital needs requirements.

                               CINTAS CORPORATION

Part II.  Other Information

       Item 2.       Changes in Securities

                     (c.) During the quarterly  period ended  November 30, 1997, the registrant issued 307,376 shares of Common Stock for companies being acquired in four separate transactions to the owners of those companies numbering one, two, one and one, respectively. These issuances were exempt from the registration requirements of the Securities Act of 1933 as private offerings pursuant to Section 4.2 of that Act.
 .
       Item 4.       Submission of matters to a vote of security holders

                     The Annual Shareholder's meeting of the Company was held on October 22, 1997, at which the following issues were voted upon by shareholders:

       Issue No. 1
       Authority to establish the number of Directors to be elected at the Meeting at eight.

FOR 43,783,112   AGAINST    58,488    ABSTAIN    66,155   BROKER NON-VOTES   0
    ----------           ---------            ---------                    -----

       Issue No. 2
       Authority to elect eight Directors.



         Name          Shares For         Shares -        Shares      Broker
                                     Withheld Authority  Abstained   Non-Votes

Richard T. Farmer      43,538,624          369,131           0           0

Scott D. Farmer        43,538,819          368,936           0           0

Gerald V. Dirvin       43,538,744          369,011           0           0

James J. Gardner       43,538,459          369,296           0           0

Roger L. Howe          43,538,759          368,996           0           0

Donald P. Klekamp      43,538,359          369,396           0           0

Robert J. Kohlhepp     43,538,819          368,936           0           0

John S. Lillard        43,538,859          368,896           0           0
-------------------- --------------- ------------------- ---------- -----------


       Issue No. 3
       Shareholder proposal regarding "soft dollar" political contributions.

FOR 1,814,319  AGAINST 36,350,077  ABSTAIN 721,805  BROKER NON-VOTES  5,021,554
    ---------          ----------          -------                    ---------


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



                                     CINTAS CORPORATION
                                        (Registrant)



      Date:   December 29, 1997      /s/ William C. Gale
                                     -------------------------
                                     William C. Gale
                                     Vice President and Chief Financial Officer
                                     (Chief Accounting Officer)