Form 10-Q
period 1998-02-28
CINTAS CORP
filed 1998-03-25
CIK 723254

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


( X )       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 1998

                                              OR

(   )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________________ to ___________________

Commission file number 0-11399

                               CINTAS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           WASHINGTON                                         31-1188630
-------------------------------                      ---------------------------
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

Yes   X            No

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                      Outstanding March 20, 1998
--------------------------                           --------------------------
Common Stock, no par value                                     98,088,774

                               CINTAS CORPORATION
                                      INDEX



                                                                     Page No.
                                                                     --------
Part I.   Financial Information:

      Consolidated Condensed Balance Sheets -
           February 28, 1998 and May 31, 1997                            3

      Consolidated Condensed Statements of Income -
           Three Months and Nine Months Ended
           February 28, 1998 and 1997                                    4

      Consolidated Condensed Statements of Cash Flows -
           Nine Months Ended February 28, 1998 and 1997                  5

      Notes to Consolidated Condensed Financial Statements               6

      Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           7


Part II.  Other Information                                              8

Signatures                                                               9

                               CINTAS CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (In thousands except share data)

                                                 February 28,           May 31,
                                                     1998                1997
                                                 ------------           --------
                                                  (Unaudited)

ASSETS

Current assets:
  Cash and cash equivalents                       $  15,875            $ 14,221
  Marketable securities                              75,754              88,655
  Accounts receivable (net)                         117,860              95,161
  Inventories                                        61,181              43,076
  Uniforms and other rental items
    in service                                      127,878             112,844
  Prepaid expenses                                    2,937               2,018
                                                  ---------           ----------
      Total current assets                          401,485             355,975
Property, plant and equipment,
  at cost, net                                      332,765             287,446

Other assets                                        137,719             118,402
                                                 ----------           ----------

                                                   $871,969            $761,823
                                                 ==========           ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                 $ 28,660            $ 20,719
  Accrued liabilities                                59,238              55,336
  Income taxes -
      Current                                         7,914                 454
      Deferred                                       36,286              32,889
  Long-term debt due within one year                  6,654               6,733
                                                 ----------            --------
      Total current liabilities                     138,752             116,131
Long-term debt due after one year                   134,031             111,457
Deferred income taxes                                24,398              21,859
Shareholders' equity:
  Preferred stock, no par value,
      100,000 shares authorized,
      none outstanding                               -----                -----
  Common stock, no par value,
      120,000,000 shares authorized,
      98,076,569 shares issued
      and outstanding (96,533,578
      at May 31, 1997)                               46,234              45,039
  Retained earnings                                 530,651             468,411
  Foreign currency translation adjustment            (2,097)             (1,074)
                                                ------------          ----------
      Total shareholders' equity                    574,788             512,376
                                                ------------          ----------
                                                   $871,969            $761,823
                                                ============          ==========

                                    See accompanying notes.

                                      CINTAS CORPORATION
                         CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                         (UNAUDITED)
                             (IN THOUSANDS EXCEPT PER SHARE DATA)



                                   Three months ended                Nine months ended
                               February 28,    February 28,      February 28,   February 28,
                               ------------    ------------      ------------   ------------
                                   1998            1997               1998          1997
                               ------------    ------------      ------------   ------------

Revenues:

  Net rentals                   $ 218,640     $ 185,439            $ 633,941      $  541,830
  Other service revenue            44,197        24,513              116,381          69,476
                                ---------     ---------           ----------      ----------
                                  262,837       209,952              750,322         611,306
Costs and expenses (income):
  Cost of rentals                 122,327       105,133              353,977         305,976
  Cost of other
      service revenue              32,702        20,220               89,511          58,621

  Selling and administrative
    expenses                       62,666        47,439              176,939         139,154
  Interest income                  (1,206)       (1,161)              (3,516)         (3,071)
  Interest expense                  1,679         2,007                5,143           6,018
                                ---------     ---------            ---------      ----------
                                  218,168       173,638              622,054         506,698
                                ---------     ---------            ---------      ----------

Income before income taxes         44,669        36,314              128,268         104,608

Income taxes                       16,995        13,860               48,560          39,759
                                ---------     ---------            ---------      ----------

Net income                      $  27,674     $  22,454            $  79,708      $   64,849
                                =========     =========            =========      ==========

Basic earnings per share        $    0.28     $    0.23            $    0.82      $     0.68
                                =========     =========            =========      ==========

Diluted earnings per share     $     0.27     $    0.23            $    0.80      $     0.67
                                ===========   =========            =========      ==========




                                    See accompanying notes.

                               CINTAS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                          Nine Months Ended
                                                              February 28,
                                                      ------------------------
                                                         1998           1997
                                                      ---------      ---------
Cash flows from operating activities:

Net income                                          $  79,708      $  64,849
Adjustments to reconcile net income
  to net cash provided by
  operating activities:
    Depreciation                                       31,069         25,950
    Amortization of deferred charges                    9,797          8,838
    Deferred income taxes                               5,926          3,642
    Change in current assets and
      liabilities, net of
      acquisitions of businesses:
        Accounts receivable                           (12,054)        (6,952)
        Inventories                                   (13,579)        (7,826)
        Uniforms and other rental
         items in service                             (14,001)        (6,654)
        Prepaid expenses                                 (768)          (118)
        Accounts payable                                2,451            655
        Accrued liabilities                              (776)         1,169
        Income taxes payable                            7,369          4,997
                                                    ---------       --------
    Net cash provided by operating
        activities                                     95,142         88,550

Cash flows from investing activities:

Proceeds from sale of property,
  plant and equipment                                     928            299
Capital expenditures                                  (69,167)       (49,006)
Proceeds from sale or redemption of
  marketable securities                                69,459         25,820
Purchase of marketable securities                     (56,558)       (50,778)
Acquisitions of businesses,
   net of cash acquired                               (33,045)        (8,570)
Other                                                  (1,833)        (3,208)
                                                     ---------       --------

    Net cash used by investing activities             (90,216)       (85,443)

Cash flows from financing activities:

Proceeds from issuance of long-term debt               27,010           ----
Repayment of long-term debt                           (11,130)        (5,401)
Issuance of common stock                                  748          1,026
Dividends paid                                        (17,634)           ---
Repurchase of common stock                             (1,282)           ---
Other                                                    (984)           205
                                                     ---------       -------


    Net cash used in financing activities              (3,272)        (4,170)

Net increase/(decrease) in cash
   and cash equivalents                                 1,654         (1,063)

Cash and cash equivalents at
   beginning of period                                 14,221          9,066
                                                     --------        -------

Cash and cash equivalents at end of period           $ 15,875       $  8,003
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

3. On October 22, 1997, the Company announced a 2-for-1 split of its common stock. The stock split was distributed on November 18, 1997 to shareholders of record on November 3, 1997. All basic and diluted share and per share data contained herein has been adjusted to reflect the stock split.

4. In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share. This statement requires basic and diluted earnings per share be reported. Basic earnings per share excludes any dilutive effects of options and warrants whereas diluted earnings per share includes their effect. All earnings per share amounts for all periods have been presented. The following table sets forth the computation of basic and diluted earnings per share:


                             Three months ended          Nine months ended
                         February 28,   February 28,  February 28,  February 28,
                         ------------   ------------  ------------  ------------
                             1998           1997           1998        1997
                         ------------   ------------  ------------  ------------
Net Income                   27,674         22,454         79,708      64,849
Weighted average number
  of shares outstanding      97,881         95,169         97,386      94,841
                           ========       ========       ========    ========
Net shares to be issued
  upon exercise of
  dilutive stock
  options after applying
  treasury stock method       1,652          1,643          1,743       1,508
                           --------       --------       --------    --------
Adjusted weighted
  average number of
  shares outstanding         99,533         96,812         99,129      96,349
                           ========       ========       ========    ========
Basic earnings
  per share                $   0.28       $   0.23       $   0.82    $   0.68
                           ========       ========       ========    ========
Diluted earnings
  per share                $   0.27       $   0.23       $   0.80    $   0.67
                           ========       ========       ========    ========


5. On March 5, 1998, the Company announced it had entered into an agreement to acquire Uniforms To You, a privately held uniform company headquartered in Chicago, Illinois. Annual revenues for Uniforms To You were approximately $150 million in 1997. The transaction is expected to be effective in April and will be accounted for as a pooling of interests.

                               CINTAS CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Total revenues increased 25% and 23% respectively, for the three and nine months ended February 28, 1998 over the same periods in fiscal 1997. Net rental revenue increased 18% and 17% respectively, for the three and nine months ended February 28, 1998 over the same periods in the prior fiscal year, due primarily to growth in the customer base. Third quarter revenues from other services increased 80% over the prior year=s third quarter. For the nine months ended February 28, 1998 these revenues increased 68% over the same period in fiscal 1997. These increases are a result of the Company's entry into the first aid supply business in addition to increased catalog sales.

Net income increased 23% for the three and nine months ended February 28, 1998, over the same periods in fiscal 1997. Basic earnings per share increased 22% and 21% respectively, and the diluted earnings per share increased 17% and 19% for the three and nine months ended February 28, 1998, over the same periods in fiscal 1997.

Net interest expense (interest expense less interest income) was $473,000 and $1,627,000 respectively, for the three and nine months ended February 28, 1998 compared to $846,000 and $2,947,000 respectively, for the same periods in the prior fiscal year. Net interest expense has decreased primarily due to an increase in interest income (related to a higher level of cash and marketable securities on hand from the prior year) combined with a decrease in interest expense (related to a lower amount of long-term debt and improved interest rates). The Company's effective tax rate was 38% in both periods of fiscal 1998 as well as fiscal 1997.

Cash, cash equivalents and marketable securities decreased by $11 million at February 28, 1998 from May 31, 1997 primarily due to funding of the Company's dividend payment and higher capital expenditures. The cash, cash equivalents and marketable securities will be used to finance future acquisitions and capital expenditures.

Net property, plant and equipment increased by $56 million from May 31, 1997 to February 28, 1998. At the end of the third quarter of fiscal 1998, the Company had twelve uniform rental facilities in various stages of construction.

Financial Condition

At February 28, 1998, the Company had $92 million in cash, cash equivalents and marketable securities. The Company believes that its current cash position, funds anticipated to be generated from operations and the strength of its banking relationships are sufficient to meet its anticipated operational and capital needs requirements.

As discussed in Note 5 to the Consolidated Condensed Financial Statements, the Company announced it had entered into an agreement to acquire Uniforms To You headquartered in Chicago, Illinois. The transaction is expected to be effective in April and will be accounted for as a pooling of interests.

                               CINTAS CORPORATION

Part II.  Other Information

       Item 2.       Changes in Securities.

                     (c.) During the quarterly  period ended  February 28, 1998, the  registrant  issued 445,375 shares of Common Stock
                          for companies being acquired in seven separate transactions to the owners of those companies. These issuances were exempt from the registration requirements of the Securities Act of 1933 as private offerings pursuant to Section 4.2 of that Act.

           Item 5.   Other Events.

                     On January 19, 1998, the registrant declared an annual cash dividend of $.18 per share on outstanding common stock, a 20% increase over the dividend paid in the prior year. The dividend was payable on March 2, 1998 to shareholders of record as of February 6, 1998.


       Item 6.       Exhibits and Reports on Form 8-K.

                     (a.) Exhibit Index

                     Exhibit Number                Description of Exhibit
                     --------------          ----------------------------------

                         27.1 Financial Data Schedule for Period Ended February 28, 1998
                         27.2 Financial Data Schedule for Period Ended February 28, 1997

                     (b.) No reports were filed on Form 8-K during the quarter.

                                   Signatures


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                CINTAS CORPORATION
                                                    (Registrant)



Date:   March 24, 1998                          /s/William C. Gale
                                                --------------------------------
                                                William C. Gale
                                                Vice President and
                                                Chief Financial Officer
                                                (Chief Accounting Officer)