Form 10-K
period 1998-05-31
CINTAS CORP
filed 1998-08-28
CIK 723254

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  X       EXCHANGE ACT OF 1934  For the Fiscal Year Ended May 31, 1998

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

                                  YES                         NO

                                   X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

The aggregate market value of Common Stock held by nonaffiliates is $4,922,786,788 based on a closing price of $46.94 on August 21, 1998. As of August 21, 1998, 104,879,612 shares of no par value Common Stock were issued and outstanding.

                       Documents Incorporated by Reference

Portions of the Registrant's Annual Report to Shareholders for 1998 furnished to the Commission pursuant to Rule 14a-3(b) and portions of the Registrant's Proxy Statement to be filed with the Commission for its 1998 annual meeting are incorporated by reference in Parts II and III as specified.

                               CINTAS CORPORATION
                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K


                                                                            Page

Part I

    Item 1.   -  Business.                                                     3
    Item 2.   -  Properties.                                                   4
    Item 3.   -  Legal Proceedings.                                            7
    Item 4.   -  Submission of Matters to a Vote of Security Holders.          8

Part II

    Item 5.   -  Market for Registrant's Common Equity and Related             8
                     Stockholder Matters.
    Item 6.   -  Selected Financial Data.                                      8
    Item 7.   -  Management's Discussion and Analysis of Financial             8
                     Condition and Results of Operations.
    Item 7A.  -  Quantitative and Qualitative Disclosure About Market Risk.    8
    Item 8.   -  Financial Statements and Supplementary Data.                  8
    Item 9.   -  Changes in and Disagreements with Accountants on              9
                     Accounting and Financial Disclosure.

Part III

    Item 10.  -  Directors and Executive Officers of the Registrant.           9
    Item 11.  -  Executive Compensation.                                       9
    Item 12.  -  Security Ownership of Certain Beneficial Owners and           9
                     Management.
    Item 13.  -  Certain Relationships and Related Transactions.               9

Part IV

    Item 14.  -  Exhibits, Financial Statement Schedules and                   9
                    Reports on Form 8-K.

                                     PART I
                                     ITEM 1.
                                    BUSINESS

The Company began business in 1929 as an Ohio Corporation and changed its state of incorporation to Washington in 1986. Cintas provides a highly specialized service to businesses of all types - from small service and manufacturing companies to major corporations that employ thousands of people. The Company designs, manufactures and implements corporate identity uniform programs throughout the United States.

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

In its sale of customized uniforms, Cintas and its subsidiary Uniforms To You, compete on a national basis with other uniform suppliers and manufacturers, some of which have financial resources comparable to the Company's.

The Company operates seven wholly owned manufacturing facilities which provide for a substantial amount of its standard uniform needs. Additional products are purchased from several outside suppliers. Because of the Company's ability to manufacture much of its own uniform needs, the loss of one vendor would not have a significant effect on the Company. In regard to the availability of fabric for the manufacturing process, the Company purchases fabric from several suppliers. The Company is not aware of any circumstances which would hinder its ability to obtain these materials.

The Company does not anticipate any material capital expenditures for environmental controls that would have a material effect on its financial condition. The Company is not aware of any material non-compliance with environmental laws.

At May 31, 1998, the Company employed 16,957 employees of which 770 were represented by labor unions. The Company considers its relationship with its employees to be satisfactory.

The table sets forth the revenues derived from each service provided by Cintas.


                                Year Ended May 31

                                     1998              1997              1996
                                (in thousands)

Net Rentals                     $ 872,739             $739,207        $648,616
Other Service Revenue             325,568              256,000         227,217
                                 --------             --------         -------

                                $1,198,307            $995,207        $875,833
                                ==========            ========        ========

                                     ITEM 2.

                                   PROPERTIES

             The Company occupies 193 facilities located in 154 cities. The corporate offices provide centrally located administrative functions including accounting, finance, marketing and data processing. The Company operates processing plants that house administrative, sales and service personnel and the necessary equipment involved in the cleaning of uniforms and bulk items. Branch operations provide administrative, sales and service functions. Cintas operates four distribution facilities and has seven manufacturing plants. The Company also operates facilities which distribute first aid products. The Company considers the facilities it operates to be adequate for their intended use. The Company owns or leases 3,815 vehicles.

             The following chart provides additional information concerning Cintas' facilities:

             Location                              Type of Facility

             Cincinnati, Ohio                      Corporate Offices, National
                                                   Account Division,
                                                   Distribution Center
             Abbotsford, Vancouver (Canada)        Processing Plant
             Akron, Ohio                           Processing Plant
             Alexandria, Louisiana                 Branch*
             Allentown, Pennsylvania               Branch*
             Amarillo, Texas                       Branch*
             Angola, Indiana                       Branch
             Asheville, North Carolina             Branch*
             Ashland, Kentucky                     Processing Plant
             Atlanta, Georgia                      Processing Plant
             Augusta, Georgia                      Processing Plant
             Austin, Texas                         Processing Plant
             Baltimore, Maryland                   Processing Plant
             Baltimore, Maryland                   First Aid Facility
             Barrie, Ontario (Canada)              Processing Plant
             Baton Rouge (South), Louisiana        Processing Plant
             Baton Rouge (North), Louisiana        Processing Plant
             Battlecreek, Michigan                 Processing Plant
             Beaumont, Texas                       Processing Plant
             Birmingham, Alabama                   Branch*
             Bloomington, Indiana                  Branch*
             Boston, Massachusetts                 Processing Plant
             Branford, Connecticut                 Processing Plant
             Brownsville, Texas                    Branch*
             Buffalo, New York                     Processing Plant
             Burton, Michigan                      Branch*
             Charleston, South Carolina            Branch*
             Charlotte, North Carolina             First Aid Facility*
             Charlotte, North Carolina             Processing Plant
             Chattanooga, Tennessee                Branch*
             Chicago (South), Illinois             Processing Plant
             Chicago (North), Illinois             Processing Plant
             Chicago, Illinois                     First Aid
             Chicago, Illinois                     Distribution Center
             Chicago, Illinois                     Manufacturing Facility
             Cincinnati, Ohio                      Branch*
             Cincinnati, Ohio                      Processing Plant
             Clay City, Kentucky                   Manufacturing Facility*
             Cleveland (West), Ohio                Processing Plant

             Cleveland (East), Ohio                Processing Plant
             Cleveland, Ohio                       First Aid Facility*
             Colorado Springs, Colorado            Branch*
             Columbia, South Carolina              Processing Plant*
             Columbus, Ohio                        Processing Plant
             Columbus, Ohio                        Branch*
             Corpus Christi, Texas                 Processing Plant
             Dallas, Texas                         Processing Plant
             Dallas, Texas                         First Aid Facility*
             Dallas, Texas                         First Aid Facility
             Dayton, Ohio                          Processing Plant
             Dayton, Ohio                          Processing Plant
             Decatur, Georgia                      Processing Plant
             Denver, Colorado                      Processing Plant
             Denver, Colorado                      First Aid Facility*
             Detroit, Michigan                     First Aid Facility*
             Detroit, Michigan                     Processing Plant
             Etobicoke, Ontario (Canada)           Processing Plant
             Eugene, Oregon                           Branch*
             Evansville, Indiana                   Processing Plant*
             Evansville, Indiana                   Branch*
             Fairfield, California                 First Aid Facility*
             Flint, Michigan                       Branch*
             Fort Meyers, Florida                  Branch*
             Fort Smith, Arkansas                  Processing Plant*
             Fort Wayne, Indiana                   Branch*
             Fort Wayne, Indiana                   Processing Plant
             Gaylord, Michigan                     Processing Plant
             Grand Rapids, Michigan                Branch*
             Grand Rapids, Michigan                Branch*
             Greenville, South Carolina            Processing Plant
             Greenville, South Carolina            Processing Plant
             Greenwood, Mississippi                Branch*
             Griffith, Indiana                     Branch*
             Gulfport, Mississippi                 Branch*
             Hammond, Louisiana                    Branch
             Harrison, Arkansas                    Branch*
             Hazard, Kentucky                      Manufacturing Facility*
             Hoisington, Kansas                    Processing Plant*
             Houston, Texas                        First Aid Facility*
             Houston, Texas                        Processing Plant
             Huntsville, Alabama                   Branch*
             Indianapolis, Indiana                 Processing Plant
             Indianapolis, Indiana                 Processing Plant
             Indianapolis, Indiana                 Processing Plant
             Jackson, Mississippi                  Branch*
             Jacksonville, Florida                 Branch*
             Joplin, Missouri                      Branch*
             Kansas City, Kansas                   Processing Plant
             Kansas City, Kansas                   First Aid Facility
             Kansas City, Kansas                   First Aid Facility
             Knoxville, Tennessee                  Branch*
             Knoxville, Tennessee                  First Aid Facility*
             Kokomo, Indiana                       Processing Plant*
             Lafayette, Louisiana                  Branch
             Lafayette, Indiana                    Processing Plant

             Lake Charles, Louisiana               Processing Plant
             Lake Station, Indiana                 Branch*
             Laredo, Texas                         Branch*
             Las Vegas, Nevada                     Processing Plant
             Lexington, Kentucky                   Processing Plant
             Lindsay, Ontario (Canada)             Processing Plant
             Little Rock, Arkansas                 Processing Plant
             London, Ontario (Canada)              Branch*
             Long Island, New York                 Processing Plant
             Los Angeles, California               Processing Plant
             Louisville, Kentucky                  Processing Plant
             Louisville, Kentucky                  Processing Plant
             Louisville, Kentucky                  First Aid Facility*
             Lufkin, Texas                         Branch
             Madison, Wisconsin                    Processing Plant
             Madison, Wisconsin                    Direct Sales
             Memphis, Tennessee                    Processing Plant
             Mexico City, Mexico                   Manufacturing Facility*
             Miami, Florida                        Processing Plant
             Midland, Michigan                     Processing Plant
             Milwaukee, Wisconsin                  Branch*
             Milwaukee, Wisconsin                  First Aid Facility*
             Minneapolis, Minnesota                First Aid Facility*
             Minneapolis, Minnesota                Processing Plant*
             Mobile, Alabama                       Branch*
             Montgomery, Alabama                   Distribution Center*
             Montgomery, Alabama                   Branch*
             Mt. Vernon, Kentucky                  Manufacturing Facility*
             Napanee, Ontario (Canada)             Processing Plant
             Nashville, Tennessee                  Processing Plant
             Nashville, Tennessee                  Branch*
             Natchez, Mississippi                  Branch*
             Newburgh, New York                    Processing Plant
             New Orleans, Louisiana                Processing Plant
             Oklahoma City, Oklahoma               Processing Plant
             Ontario, California                   Processing Plant
             Orange, California                    Branch*
             Orlando, Florida                      Processing Plant
             Owingsville, Kentucky                 Manufacturing Facility
             Pensacola, Florida                    Branch*
             Philadelphia, Pennsylvania            Processing Plant
             Phoenix, Arizona                      Processing Plant
             Phoenix, Arizona                      First Aid Facility*
             Piscataway, New Jersey                Processing Plant
             Pittsburgh, Pennsylvania              Processing Plant
             Portal, Georgia                       Manufacturing Facility
             Portland, Maine                       Branch
             Portland, Oregon                      Processing Plant
             Portland, Oregon                      First Aid Facility*
             Raleigh-Durham, North Carolina        Branch*
             Rancho Santa Margarita, California    Direct Sales Office
             Rapid City, South Dakota              First Aid Facility*
             Reno, Nevada                          Distribution Center*
             Richmond, Indiana                     Processing Plant*

             Richmond, Virginia                    Processing Plant
             Sacramento, California                Branch*
             Savannah, Georgia                     Branch*
             Salt Lake City, Utah                  Processing Plant*
             San Angelo, Texas                     Branch*
             San Antonio, Texas                    Processing Plant
             San Diego, California                 First Aid Facility *
             San Diego, California                 Processing Plant
             Sandusky, Ohio                        Branch*
             San Fernando, California              Branch*
             San Francisco(West), California       Branch*
             San Francisco (East), California      Processing Plant*
             San Jose, California                  Processing Plant
             San Leandro, California               First Aid Facility*
             Seattle, Washington                   Processing Plant
             Scranton, Pennsylvania                First Aid Facility*
             Shreveport, Louisiana                 Processing Plant
             South Bend, Indiana                   Processing Plant
             Springdale, Arkansas                  Processing Plant
             Springfield, Missouri                 Processing Plant
             St. Louis, Missouri                   First Aid Facility*
             St. Louis, Missouri                   Processing Plant*
             Tacoma, Washington                    Branch*
             Tampa, Florida                        Processing Plant
             Taunton, Massachusetts                Branch*
             Terrre Haute, Indiana                 Processing Plant
             Thibodaux, Louisiana                  Processing Plant
             Toledo, Ohio                          Branch*
             Toronto, Ontario (Canada)             Processing Plant
             Tulsa, Oklahoma                       Processing Plant
             Tuscaloosa, Alabama                   Processing Plant
             Tyler, Texas                          Branch*
             Victoria, Texas                       Processing Plant
             Vidalia, Georgia                      Processing Plant
             Virginia Beach, Virginia              Branch*
             Warsaw, Indiana                       Branch
             West Chester, New York                Branch*
             Washington, D.C.                      Processing Plant
             Westland, Michigan                    Processing Plant
             West Palm Beach, Florida              Branch*
             West Valley City, Utah                First Aid Facility*
             Wichita, Kansas                       Branch*
             Winston-Salem, North Carolina         Processing Plant
             Youngstown, Ohio                      Branch*

     *Leased for various terms ranging from monthly to 2008. The Company expects that it will be able to renew its leases on satisfactory terms. All other properties are owned.

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

             None in the fourth quarter of fiscal 1998.

                                     PART II
                                     ITEM 5.
                      MARKET FOR REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

             "Market for Registrant's Common Stock@ and ASecurity Holder Information" on page 35 of the Registrant's Annual Report to Shareholders for 1998 is incorporated herein by reference. Dividend information is incorporated by reference to the Consolidated Statements of Shareholders' Equity on page 19. Dividends on the outstanding Common Stock are paid annually and amounted to $.18 and $.15 per share in fiscal 1998 and 1997, respectively.

             During the quarterly period ended May 31, 1998, the Registrant issued 2,493,569 shares of Common Stock for companies being acquired in 11 separate transactions to the 21 owners of those companies. In addition, the Registrant issued 3,959,262 shares of Common Stock for the acquisition of Uniforms To You in April 1998. The issuance was to three individuals, seventeen trusts with related trustees and a related corporation. The issuance's were exempt from the registration requirements of the Securities Act of 1933 as private offerings pursuant to Section 4(2) of the Act.

                                     ITEM 6.
                             SELECTED FINANCIAL DATA

             The "Eleven Year Financial Summary" on page 16 of the Registrant's Annual Report to Share holders for 1998 is incorporated herein by reference.


                                     ITEM 7.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             "Management's Discussion and Analysis of Financial Condition and Results of Operations" commencing on page 32 of the Registrant's Annual Report to Shareholders for 1998 is incorporated herein by reference.

                                    ITEM 7A.
                     QUANTITATIVE AND QUALITATIVE DISCLOSURE
                                ABOUT MARKET RISK

Not Applicable.

                                     ITEM 8.
                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             The following Financial Statements of the Registrant shown on pages 17 through 31 of its Annual Report to Shareholders for 1998 are incorporated herein by reference:

        Consolidated Balance Sheets as of May 31, 1998 and 1997
        Consolidated Statements of Income for the years ended May 31, 1998, 1997 and 1996
        Consolidated Statements of Shareholders' Equity for the years ended May 31, 1998, 1997 and 1996
        Consolidated  Statements of Cash Flows for the years ended May 31,
        1998,  1997 and 1996
        Notes to Consolidated Financial Statements Report of Independent
        Auditors


                                     ITEM 9.

                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.



                                    PART III

             Items 10., 11., 12., and 13. of Part III are incorporated by reference to the Registrant's Proxy Statement for its 1998 Annual Shareholders' Meeting to be filed with the Commission pursuant to Regulation 14A.

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


             (a) (2) Financial Statement Schedule:

For each of the three years in the period ended May 31, 1998.

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

       13       1998 Annual Report to Shareholders (a)           filed herewith

       21       Subsidiaries of the Registrant                   filed herewith

       23       Consent of Independent Auditors                  filed herewith

       27       Financial Data Schedule - Twelve Months Ended
                May 1998                                         filed herewith

      27.1      Financial Data Schedule - Restated Nine months
                ended February 1998                              filed herewith

      27.2      Financial Data Schedule - Restated Six Months
                Ended November 1997                              filed herewith

      27.3      Financial Data Schedule - Restated Three Months
                Ended August 1997                                filed herewith

      27.4      Financial Data Schedule - Restated Twelve Months
                Ended May 1997                                   filed herewith

      27.5      Financial Data Schedule - Restated Nine Months
                Ended February 1997                              filed herewith

      27.6      Financial Data Schedule - Restated Six Months
                Ended November 1996                              filed herewith

      27.7      Financial Data Schedule - Restated Three Months
                Ended August 1996                                filed herewith

     (a) Only portions of the 1998 Annual Report to Shareholders specifically incorporated by reference are filed herewith. A supplemental paper copy of this report will be provided to the SEC for informational purposes.

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

     (2) Incorporated by reference to the Company's Registration Statement No. 33-23228 on Form S-8 filed under the Securities Act of 1933.

     (3) Incorporated by reference to the Company's Registration Statement No. 33-56623 on Form S-8 filed under the Securities Act of 1933.

     (4) Incorporated by reference to the Company's Registration Statement No. 33-71124 on Form S-8 filed under the Securities Act of 1933.

     (5) Incorporated by reference to the Company's Proxy Statement for its 1995 Annual Shareholders' Meeting.

     (6) Incorporated by reference to the Company=s Proxy Statement for its 1994 Annual Shareholders' Meeting.


                                   SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CINTAS CORPORATION

DATE SIGNED:  August 28, 1998             /s/ Robert J. Kohlhepp
                                          ------------------------
                                          By: Robert J. Kohlhepp
                                              Chief Executive Officer

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                          Capacity                          Date



/s/     Richard T. Farmer          Chairman of the Board
        ----------------------     of Directors                 August 28, 1998
        Richard T. Farmer


/s/     Robert J. Kohlhepp         Chief Executive
        -----------------------    Officer and Director         August 28, 1998
        Robert J. Kohlhepp

/s/     Scott D. Farmer            President, Chief Operating
        -----------------------    Officer and Director         August 28, 1998
        Scott D. Farmer

/s/     James J. Gardner           Director                     August 28, 1998
        -----------------------
        James J. Gardner



/s/     Donald P. Klekamp          Director                     August 28, 1998
        -----------------------
        Donald P. Klekamp



/s/     William C. Gale            Vice President and Chief
        ------------------------   Financial Officer (Principal
        William C. Gale            Financial and Accounting
                                   Officer)                     August 28, 1998

                               CINTAS CORPORATION


          Schedule II - Valuation and Qualifying Accounts and Reserves
                                 (In Thousands)



                                                               Additions

                                                          (1)             (2)
                                      Balance At       Charged to      Charged to                           Balance At
                                     Beginning of      Costs and         Other                               End of
           Description                   Year           Expenses        Accounts      Deductions              Year

May 31, 1996:

Allowance for Doubtful Accounts      $ 2,870           $2,168          $175            $ 2,420  (A)         $ 2,793
                                     =======           ======          ====            =======              =======

Reserve for Obsolete Inventory       $17,146           $    9          $  1            $  2,573             $14,583
                                     =======           ======          ====            =======              =======

May 31, 1997:

Allowance for Doubtful Accounts      $ 2,793           $3,881          $530           $  2,408  (A)         $ 4,796
                                     =======           ======          ====            =======              =======

Reserve for Obsolete Inventory       $14,583           $4,584          $ 13           $  3,629              $15,551
                                     =======           ======          ====            =======              =======


May 31,1998:

Allowance for Doubtful Accounts      $ 4,796            $2,868         $960           $  2,928 (A)         $  5,696
                                     =======           ======          ====            =======              =======

Reserve for Obsolete Inventory       $15,551            $5,509         $681           $  3,348             $18,393
                                     =======           ======          ====            =======              =======



(A)   Uncollectible Accounts Charged-off, Net of Recoveries.