Form 10-Q
period 1998-08-31
CINTAS CORP
filed 1998-10-13
CIK 723254

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


( X )       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 1998

                                       OR

(   )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ___________________

Commission file number 0-11399

                               CINTAS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           WASHINGTON                                          31-1188630
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

                              6800 CINTAS BOULEVARD
                                 P.O. BOX 625737
                           CINCINNATI, OHIO 45262-5737
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (513) 459-1200
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X            No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                   Outstanding September 30, 1998
--------------------------                        ------------------------------
Common Stock, no par value                                   105,031,731

                               CINTAS CORPORATION
                                      INDEX



                                                                        Page No.
                                                                        --------
Part I.   Financial Information:

      Consolidated Condensed Balance Sheets -
           August 31, 1998 and May 31, 1998                               3

      Consolidated Condensed Statements of Income -
           Three Months Ended August 31, 1998 and 1997                    4

      Consolidated Condensed Statements of Cash Flows -
           Three Months Ended August 31, 1998 and 1997                    5

      Notes to Consolidated Condensed Financial Statements                6

      Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            8


Part II.  Other Information                                               9

Signatures                                                               10

                               CINTAS CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (In thousands except share data)

                                                      August 31,         May 31,
                                                        1998              1998
                                                     -----------        --------
                                                     (Unaudited)

ASSETS

Current assets:
  Cash and cash equivalents                           $ 17,904         $ 12,717
  Marketable securities                                 80,744           88,154
  Accounts receivable (net)                            164,000          157,603
  Inventories                                          114,292          108,226
  Uniforms and other rental
    items in service                                   138,224          136,659
  Prepaid expenses                                       5,119            5,242
                                                    ----------       ----------
      Total current assets                             520,283          508,601

Property, plant and equipment,
  at cost, net                                         392,231          367,094

Other assets                                           138,332          142,141
                                                    ----------       ----------

                                                    $1,050,846       $1,017,836

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                    $ 37,666         $ 41,801
  Accrued compensation and
    related liabilities                                 14,230           16,615
  Accrued liabilities                                   60,190           61,239
  Income taxes -
      Current                                           14,540              ---
      Deferred                                          34,736           31,219
  Long-term debt due
      within one year                                   18,682            8,117
                                                    ----------         --------
      Total current liabilities                        180,044          158,991
Long-term debt due after one year                      158,767          180,007
Deferred income taxes                                   25,965           24,346
Shareholders' equity:
  Preferred stock, no par value,
      100,000 shares authorized,
      none outstanding                                  -----            -----
  Common stock, no par value,
      120,000,000 shares authorized,
      104,901,419 shares issued
      and outstanding
      (104,610,716 at May 31, 1998)                     47,784           46,965
  Retained earnings                                    644,293          610,025
  Accumulated other comprehensive
      income                                            (6,007)          (2,498)
                                                    ----------       ----------
      Total shareholders' equity                       686,070          654,492
                                                    ----------       ----------

                                                    $1,050,846       $1,017,836
                                                    ==========       ==========

                             See accompanying notes.

                               CINTAS CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands except per share data)



                                                        Three Months Ended
                                                            August 31,
                                                  ---------------------------
                                                     1998               1997
                                                  ---------         ---------

Revenue:
    Net rentals                                   $ 259,466         $ 202,999
    Other service revenue                            94,879            69,806
                                                  ---------         ---------
                                                    354,345           272,805
Costs and expenses (income):
    Cost of rentals                                 145,486           112,671
    Cost of other service revenue                    65,835            48,379
    Selling and administrative expenses              86,430            67,693
    Interest income                                  (1,207)           (1,122)
    Interest expense                                  2,443             2,279
                                                 ----------        ----------
                                                    298,987           229,900
                                                 ----------        ----------

Income before income taxes                           55,358            42,905

Income taxes                                         21,498            14,645
                                                 ----------        ----------

Net income                                       $   33,860        $   28,260
                                                 ==========        ==========

Basic earnings per share                         $      .32        $      .28
                                                 ==========        ==========

Diluted earnings per share                       $      .32        $      .28
                                                 ==========        ==========



Net income as reported                           $   33,860        $   28,260

Pro forma adjustment for UTY income taxes            ----               1,607
                                                -----------        ----------

Pro forma net income                            $    33,860        $   26,653
                                                ===========        ==========

Pro forma basic earnings per share              $       .32        $      .26
                                                ===========        ==========

Pro forma diluted earnings per share            $       .32        $      .26
                                                ===========        ==========



                             See accompanying notes.

                               CINTAS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                           Three Months Ended
                                                               August 31,

Cash flows from operating activities:                        1998        1997
------------------------------------                       --------     -------

Net income                                               $ 33,860       $26,653

Adjustments to reconcile net income
to net cash provided by operating
activities:
    Depreciation                                           13,809        10,874
    Amortization of deferred charges                        3,868         3,012
    Deferred income taxes                                   5,136         4,174
Change in current assets and liabilities,
    net of acquisitions of businesses:
    Accounts receivable                                    (5,803)       (3,443)
    Inventories                                            (6,309)       (1,017)
        Uniforms and other rental
          items in service                                 (1,423)       (2,287)
    Prepaid expenses                                          126            40
    Accounts payable                                       (5,789)        1,333
    Accrued compensation and
     related liabilities                                   (2,465)       (6,288)
        Accrued liabilities                                (1,203)      (14,333)
        Income taxes payable                               14,540         9,307
                                                          -------       --------

Net cash provided by operating activities                  48,347        28,025

Cash flows from investing activities:

Capital expenditures                                      (39,542)      (20,407)
Proceeds from sale or redemption
 of marketable securities                                  31,736        18,922
Purchase of marketable securities                         (24,326)      (22,502)
Acquisitions of businesses,
  net of cash acquired                                     (1,734)       (4,558)
Other                                                       1,187           300
                                                         --------       --------

Net cash used in investing activities                     (32,679)      (28,245)

Cash flows from financing activities:

Proceeds from issuance of long-term debt                       --         2,441
Repayment of long-term debt                                (9,403)       (1,955)
Issuance of common stock                                      819           230
Distributions to S corporation shareholders                    --        (2,633)
Other                                                      (1,897)       (  599)
                                                           -------      --------

Net cash used in financing activities                     (10,481)       (2,516)
                                                          --------      --------

Net increase (decrease) in cash
  and cash equivalents                                      5,187        (2,736)

Cash and cash equivalents at beginning of period           12,717        16,362
                                                          -------       -------

Cash and cash equivalents at end of period                $17,904       $13,626
                                                          =======       =======



                             See accompanying notes.

                               CINTAS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                  (Amounts in thousands except per share data)

1. The consolidated condensed financial statements of Cintas Corporation (the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes included in the Company's most recent annual report for the fiscal year ended May 31, 1998. A summary of the Company's significant accounting policies is presented on page 21 of the Company's most recent annual report. There have been no material changes in the accounting policies followed by the Company during fiscal year 1999.

2. Interim results are subject to variations and are not necessarily indicative of the results of operations for a full fiscal year. In the opinion of management, adjustments (which include only normal recurring adjustments) necessary for a fair statement of the results of the interim periods shown have been made.

3. In April 1998, the Company acquired Uniforms To You (UTY), a direct sale uniform provider. The acquisition was accounted for using the pooling of interests method of accounting. At that time, the accompanying consolidated financial statements were restated to include the financial position and operating results of UTY for all periods. Prior to the merger, UTY had elected S Corporation status for income tax purposes. As a result of the merger, UTY terminated its S Corporation election. Pro forma adjustment for income taxes presents the pro forma tax expense of UTY as if UTY had been a C Corporation during the financial statement periods presented.

4. The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective years:


                                                      August          August
                                                       1998            1997
                                                     --------        --------
Numerator:
  Net income                                         $ 33,860        $ 28,260

Denominator:
  Denominator for basic earnings
  per share-weighted avg. shares                      104,744         100,772
                                                     ========        ========

  Effect of dilutive securities-
  employee stock options                                2,013           1,644
                                                     --------        --------

  Denominator for diluted earnings
  per share-adjusted weighted avg.
  shares and assumed conversions                      106,757         102,416
                                                     ========        ========

  Basic earnings per share                             $  .32          $  .28
                                                     ========        ========

  Diluted earnings per share                           $  .32          $  .28
                                                     ========        ========

     The following table represents a reconciliation of the shares used to calculate pro forma basic and diluted earnings per share for the respective years:

                                                      August          August
                                                       1998            1997
                                                     --------        --------
Numerator:
 Pro forma income                                    $ 33,860        $ 26,653

Denominator:
 Denominator for pro forma basic earnings
 per share-weighted avg. shares                       104,744         100,772
                                                     ========        ========

 Effect of dilutive securities-
 employee stock options                                 2,013           1,644
                                                     --------        --------
 Denominator for pro forma diluted earnings
 per share-adjusted weighted avg.
 shares and assumed conversions                       106,757         102,416
                                                     ========        ========

Pro forma basic earnings per share                   $    .32        $    .26
                                                     ========        ========

Pro forma diluted earnings per share                 $    .32        $    .26
                                                     ========        ========


5. As of June 1, 1998, the Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires the Company's foreign currency translation adjustment, which prior to adoption was reported separately in shareholders' equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

     The components of comprehensive income for the three-month periods ended August 31, 1998 and 1997 are as follows:

                                               August 1998          August 1997
                                               -----------          -----------

     Net income                                  $33,860              $28,260

     Other comprehensive income:
       Foreign currency translation
       adjustment                              (   3,509)           (     302)
                                               ----------           -----------
     Comprehensive income                      $  30,351            $  27,958
                                               ==========           =========

                               CINTAS CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Total revenues increased 30% in the first quarter of fiscal 1999 over the same period in fiscal 1998. Net rental revenue increased 28% for the three months ended August 31, 1998 over the same period in the prior fiscal year, due primarily to growth in the customer base. First quarter revenues from the sale of uniforms and other direct sale items increased 36% over the prior year's first quarter, principally as a result of the increased sales of first aid supplies.

Net income and basic earnings per share on a pro forma basis increased 27% and 23%, respectively, for the three months ended August 31, 1998, over the same period in fiscal 1998.

Net interest expense (interest expense less interest income) was $1,236,000 for the first quarter of fiscal 1999 compared to $1,157,000 in the first quarter of fiscal 1998. Net interest expense has increased primarily due to an increase in long-term debt related to acquisitions. The Company's effective tax rate on a pro forma basis was 39% and 38% respectively, for the three months ended August 31, 1998 and August 31, 1997. The increase was due to a higher state tax provision and the relative change between taxable income (increasing 29%) and tax exempt income which has remained stable.

Cash, cash equivalents and marketable securities decreased by $2 million at August 31, 1998 from May 31, 1998 primarily due to capital expenditures for new uniform rental facilities. The cash, cash equivalents and marketable securities will be used to finance future acquisitions and capital expenditures.

Net property, plant and equipment increased by $25 million from May 31, 1998 to August 31, 1998. At the end of the first quarter of fiscal 1999, the Company had nineteen uniform rental facilities in various stages of construction.

Financial Condition
-------------------

At August 31, 1998, the Company had $99 million in cash, cash equivalents and marketable securities. The Company believes that its current cash position, funds anticipated to be generated from operations and the strength of its banking relationships are sufficient to meet its anticipated operational and capital need requirements.

Impact of Year 2000
-------------------

The Company has completed an assessment of all of its software systems and has determined what changes, if any, need to be made so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total cost of those changes is not expected to be material and will be expensed as incurred. The Company incurred the majority of its Year 2000 costs during fiscal 1998, and the remaining costs are expected to be expensed in fiscal 1999 when all changes are expected to be completed. The Company is in the process of contacting key suppliers to obtain certification of their systems Year 2000 compliance.

                               CINTAS CORPORATION


Part II.  Other Information

       Item 2. Changes in Securities

               (c.) During the  quarterly  period  ended  August 31,  1998,  the registrant issued 234,469 shares of Common Stock for companies being acquired in eight separate transactions to the owners of those companies numbering one, two, two, two, four, two, one and two, respectively. These issuances were exempt from the registration requirements of the Securities Act of 1933 as private offerings pursuant to Section 4.2 of that Act.

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



                                             CINTAS CORPORATION
                                                (Registrant)



Date:   October 13, 1998                     /s/William C. Gale
                                            ----------------------------------
                                            William C. Gale
                                            Vice President and Chief Financial
                                            Officer (Chief Accounting Officer)