Form 10-Q
period 1998-11-30
CINTAS CORP
filed 1998-12-30
CIK 723254

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


( X )       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 1998

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

Yes   X            No

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                         Outstanding December 28, 1998
---------------------------------------        -----------------------------
Common Stock, no par value                            105,594,546

                               CINTAS CORPORATION
                                      INDEX



                                                                    Page No.
Part I.   Financial Information:

      Consolidated Condensed Balance Sheets -
           November 30, 1998 and May 31, 1998                           3

      Consolidated Condensed Statements of Income -
           Three Months and Six Months Ended November 30,
           1998 and 1997                                                4

      Consolidated Condensed Statements of Cash Flows -
           Six Months Ended November 30, 1998 and 1997                  5

      Notes to Consolidated Condensed Financial Statements              6

      Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          8


Part II.  Other Information                                            10

Signatures                                                             11

                               CINTAS CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (In thousands except share data)

                                                    November 30,      May 31,
                                                       1998            1998
                                                    (Unaudited)

ASSETS

Current assets:
  Cash and cash equivalents                           $  4,441       $ 12,717
  Marketable securities                                 74,849         88,154
  Accounts receivable (net)                            187,108        157,603
  Inventories                                          117,637        108,226
  Uniforms and other rental items in service           151,050        136,659
  Prepaid expenses                                       6,660          5,242
                                                    ----------    -----------
      Total current assets                             541,745        508,601

Property, plant and equipment, at cost, net            422,891        367,094

Other assets                                           138,366        142,141
                                                       -------        -------

                                                     $1,103,002    $1,017,836

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                    $ 41,619       $ 41,801
  Accrued compensation and related liabilities          17,003         16,615
  Accrued liabilities                                   66,416         61,239
  Income taxes -
      Current                                           11,258         ------
      Deferred                                          34,504         31,219
  Long-term debt due within one year                     6,353          8,117
                                                    ----------       --------
      Total current liabilities                        177,153        158,991
Long-term debt due after one year                      168,526        180,007
Deferred income taxes                                   27,305         24,346
Shareholders' equity:
  Preferred stock, no par value,
      100,000 shares authorized, none outstanding      -----            -----
  Common stock, no par value,
      300,000,000 shares authorized,
      105,550,495 shares issued and outstanding
      (104,610,716 at May 31, 1998)                     48,182         46,965
  Retained earnings                                    687,206        610,025
  Accumulated other comprehensive income                (5,370)        (2,498)
                                                     ----------       --------
      Total shareholders' equity                       730,018        654,492
                                                      --------        -------

                                                    $1,103,002     $1,017,836
                                                    ==========    ===========


                             See accompanying notes.

                               CINTAS CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands except per share data)

                              Three months ended             Six months ended
                                 November 30                    November 30
                                 -----------                    ----------
                            1998           1997           1998          1997
                            ----           ----           ----          ----
Revenue:
  Net rentals            $ 264,866       $212,302      $ 524,332    $ 415,301
  Other service revenue    102,461         81,395        197,340      151,201
                           -------        ------        -------      --------
                           367,327        293,697       721,672       566,502
Costs and expenses
  (income):
  Cost of rentals          147,114        118,979       292,600       231,650
  Cost of other service
    revenue                 70,961         56,066       136,796       104,445
  Selling and admin.
    expenses                83,317         68,113       169,747       135,806
  Interest income           (1,173)        (1,216)       (2,380)       (2,338)
  Interest expense           2,538          2,103         4,981         4,382
                             -----          -----         -----         -----
                           302,757        244,045       601,744       473,945
                           -------        -------       -------       -------
Income before income
  taxes                     64,570         49,652       119,928        92,557

Income taxes                24,770         16,920       46,268         31,565
                            ------         ------       ------         ------
Net income              $   39,800      $  32,732     $ 73,660      $  60,992
                        ==========      =========     ========      =========
Basic earnings per
  share                 $        .38   $       .32    $       .70   $     .60
                        ============   ===========    ===========   =========

Diluted earnings
  per share             $         .37  $        .32   $       .69   $      .59
                        =============  ============   ===========   ==========


Net income as reported  $    39,800    $   32,732     $ 73,660      $ 60,992

Pro forma adjustment
for UTY income taxes       ------           1,819      -------         3,426
                        -----------    ----------     --------      ---------

Pro forma net income    $   39,800     $   30,913     $ 73,660      $ 57,566
                        ==========     ==========     ========      ========

Pro forma basic
  earnings per share    $         .38  $       .31    $      .70    $    .57
                        =============  ===========    ==========    ========

Pro forma diluted
  earnings per share    $         .37  $       .30    $      .69    $    .56
                        =============  ===========    ==========    ========



                                    See accompanying notes.

                               CINTAS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                Six Months Ended
                                                                  November 30,
                                                                ----------------

Cash flows from operating activities:                            1998      1997
                                                                 ----      ----

Net income                                                  $ 73,660   $ 60,992
Adjustments   to  reconcile  net  income
  to  net  cash  provided  by  operating activities:
    Depreciation                                              26,485     21,880
    Amortization of deferred charges                           5,544      5,631
    Deferred income taxes                                      6,535      8,058
    Change in current assets and liabilities,
      net of acquisitions of businesses:
    Accounts receivable                                       (25,210)  (15,574)
    Inventories                                                (7,782)   (9,003)
    Uniforms and other rental items in service                (13,660)  (12,600)
    Prepaid expenses                                           (1,342)   (1,561)
    Accounts payable                                           (5,366)    4,152
    Accrued compensation and related liabilities                  (89)   (4,772)
    Accrued liabilities                                         3,768    (7,983)
    Income taxes payable                                       11,225     4,487
                                                               ------    -------
  Net cash provided by operating activities                    73,768    53,707

Cash flows from investing activities:
------------------------------------

Capital expenditures                                          (80,941)  (42,661)
Proceeds from sale or redemption of marketable securities      80,386    39,342
Purchase of marketable securities                             (67,081)  (34,512)
Acquisitions of businesses, net of cash acquired               (5,098)   (6,727)
Other                                                           5,643       935
                                                              -------   -------

  Net cash used by investing activities                       (67,091)  (43,623)

Cash flows from financing activities:
------------------------------------

Proceeds from issuance of long-term debt                       ----       8,478
Repayment of long-term debt                                   (13,298)  (10,959)
Issuance of common stock                                        1,195       522
Pre merger dividends to former UTY owners                       ---      (5,049)
Other                                                          (2,850)     (644)
                                                              --------   ------

  Net cash used in financing activities                       (14,953)   (7,652)

Net increase/decrease in cash and cash equivalents             (8,276)    2,432

Cash and cash equivalents at beginning of period               12,717    16,362
                                                               ------    ------
Cash and cash equivalents at end of period                     $4,441   $18,794
                                                               ======   =======

                                      See accompanying notes.

                               CINTAS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                      (In thousands except per share data)

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

4. The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective years:

                                      Three Months Ended        Six Months Ended
                                          November 30              November 30
                                      1998          1997        1998       1997
                                      ----          ----        ----       ----
Numerator:
  Net income                        $39,800       $32,732     $73,660    $60,992
Denominator:
  Denominator for basic earnings
  per share-weighted avg. shares    105,175       101,431     104,959    101,097
                                   ========      ========    ========   ========

  Effect of dilutive securities-
  employee stock options              2,186         1,754       2,081      1,855
                                      -----         -----       -----      -----

  Denominator for diluted earnings
  per share-adjusted weighted avg.
  shares and assumed conversions    107,361       103,185     107,040    102,952
                                    =======       =======     =======    =======

  Basic earnings per share         $    .38      $    .32     $   .70    $   .60
                                   =========     =========    ========   =======

  Diluted earnings per share       $    .37      $    .32     $   .69    $   .59
                                   =========     =========    =======     ======

The following table represents a reconciliation of the shares used to calculate pro forma basic and diluted earnings per share for the respective years:

                                        Three Months Ended      Six Months Ended
                                            November 30            November 30
                                        1998          1997      1998        1997
                                        ----          ----      ----        ----
Numerator:
 Pro forma net income                 $39,800       $30,913   $73,660    $57,566

Denominator:
 Denominator for pro forma basic
 earnings per share-weighted
 avg. shares                          105,175       101,431   104,959    101,097
                                     ========      ========  ========   ========
Effect of dilutive securities-
 employee stock options                 2,186         1,754     2,081      1,855
                                        -----         -----     -----      -----

Denominator for pro forma diluted
  earnings per share-adjusted
  weighted avg. shares and assumed
  conversions                         107,361       103,185   107,040    102,952
                                      =======       =======   =======    =======

Pro forma basic earnings per share  $     .38     $     .31  $     .70  $    .57
                                     =========     ========= =========  ========

Pro forma diluted earnings per
  share                             $     .37     $     .30  $     .69  $    .56
                                    =========     =========  =========  ========




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

    The components of comprehensive income for the three and six month periods ended November 30, 1998 and 1997 are as follows:

                                       Three Months Ended       Six Months Ended
                                            November 30             November 30
                                        1998          1997      1998       1997
                                        ----          ----      ----       ----

     Net income                        $39,800     $32,732    $73,660    $60,992

    Other comprehensive income:
      Foreign currency translation
       adjustment                          637        (381)    (2,872)     (683)
                                      --------      -------     -----     ------

    Comprehensive income              $40,437       $32,351    $70,788   $60,309
                                      =======       =======    =======   =======

                               CINTAS CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Total revenues increased 25% and 27% for the three and six months ended November 30, 1998 over the same periods in fiscal 1998. Net rental revenue increased 25% and 26% for the three and six months ended November 30, 1998 over the same periods in the prior fiscal year, due primarily to growth in the customer base and the acquisitions of Apparelmaster and Mechanics Laundry in the second half of fiscal 1998. Second quarter revenues from other services increased 26% over the prior year?s second quarter. This increase resulted from increased sales in the Company's catalog, First Aid and Safety, National Account and Uniforms To You divisions. For the six months ended November 30, 1998 these revenues increased 31% over the same period in fiscal 1998.

Net income on a pro forma basis increased 29% and 28% respectively, for the three and six months ended November 30, 1998, over the same periods in fiscal 1998. Pro forma basic earnings per share increased 22% and 23% respectively, for the three and six months ended November 30, 1998, over the same periods in fiscal 1998.

Net interest expense (interest expense less interest income) was $1,365,000 and $2,601,000 respectively, for the three and six months ended November 30, 1998 compared to $887,000 and $2,044,000 respectively, for the same periods in the prior fiscal year. Net interest expense has increased primarily due to an increase in long-term debt related to acquisitions. The Company's effective tax rate on a pro forma basis was 38% in both periods of fiscal 1999 as well as fiscal 1998.

Cash, cash equivalents and marketable securities decreased by $22 million at November 30, 1998 from May 31, 1998 primarily due to higher capital expenditures. The cash, cash equivalents and marketable securities will be used to finance future acquisitions and capital expenditures.

Net property, plant and equipment increased by $56 million from May 31, 1998 to November 30, 1998. At the end of the second quarter of fiscal 1999, the Company had twenty-two uniform rental facilities in various stages of construction.

Financial Condition

At November 30, 1998, the Company had $79 million in cash, cash equivalents and marketable securities. The Company believes that its current cash position, funds anticipated to be generated from operations and the strength of its banking relationships are sufficient to meet its anticipated operational and capital needs requirements.

Impact of Year 2000

The Company has completed an assessment of all of its software systems and has determined what changes need to be made so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total cost of those changes is not expected to be material and will be expensed as incurred. The Company incurred the majority of its Year 2000 costs during fiscal 1998, and the remaining costs are expected to be expensed in fiscal 1999 when all changes are expected to be completed. The Company sees no risk of any of its systems not being Year 2000 compliant and therefore has developed no contingency plans for its systems.

The Company has contacted its major suppliers to obtain certification of their systems Year 2000 compliance in order to identify any high-risk vendors. After these "high-risk" vendors have been identified the Company will develop a strategy for minimizing their risk. During 1999, the Company will follow up with all of its major suppliers to ensure that they meet their target dates. Strategies will include contingency plans such as alternative suppliers or alternative processes.


The Company believes it is devoting appropriate resources to resolve any Year 2000 issues in a timely manner and believes that all internal systems will be prepared for Year 2000 processing. Based upon the work performed to date, the Company presently believes that the likelihood of the Year 2000 having a material result on its operations, liquidity or financial position is remote.

                               CINTAS CORPORATION

Part II.  Other Information

       Item 2.       Changes in Securities

                     (c.) During the quarterly  period ended  November 30, 1998, the  registrant  issued 586,594 shares of Common Stock
                          for companies being acquired in twelve separate transactions to the owners of those companies numbering one, one, one, two, one, one, two, four, two, two, two and two, respectively. These issuances were exempt from the registration requirements of the Securities Act of 1933 as private offerings pursuant to Section 4.2 of that Act.
 .
       Item 4.       Submission of matters to a vote of security holders

                     The Annual Shareholder's meeting of the Company was held on October 21, 1998, at which the following issues were voted upon by shareholders:

       Issue No. 1
       Authority to establish the number of Directors to be elected at the Meeting at eight.

FOR 95,058,333   AGAINST   226,686    ABSTAIN    99,795   BROKER NON-VOTES     0
    ----------           ---------            ---------                    -----

       Issue No. 2
       Authority to elect eight Directors.



         Name         Shares For          Shares -         Shares       Broker
                                     Withheld Authority   Abstained    Non-Votes

Richard T. Farmer     94,901,696           483,118            0            0

Scott D. Farmer       94,888,391           496,423            0            0

Gerald V. Dirvin      95,037,076           347,738            0            0

James J. Gardner      94,884,421           500,393            0            0

Roger L. Howe         95,041,651           343,163            0            0

Donald P. Klekamp     94,534,346           850,468            0            0

Robert J. Kohlhepp    94,888,211           496,603            0            0

John S. Lillard       95,034,786           350,028            0            0



       Issue No. 3
       Amendment to the Articles of Incorporation to increase the number of authorized shares of common stock from 120 million to 300 million.

FOR 79,397,946   AGAINST 11,113,728 ABSTAIN  226,132 BROKER NON-VOTES  4,673,550
    ----------           ----------          -------                   ---------


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



                                                      CINTAS CORPORATION
                                                         (Registrant)



      Date:   December 30, 1998                       /s/ William C. Gale
                                                      -------------------------
                                                      William C. Gale
                                                      Vice President and
                                                      Chief Financial Officer
                                                      (Chief Accounting Officer)