Form 10-Q
period 1999-02-28
CINTAS CORP
filed 1999-03-22
CIK 723254

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


( X )          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended February 28, 1999

                                       OR

(   )          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________________ to ___________________

Commission file number 0-11399

                               CINTAS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           WASHINGTON                                      31-1188630
-------------------------------                 --------------------------------
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

Yes   X            No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                      Outstanding March 18, 1999
--------------------------                            --------------------------
Common Stock, no par value                                      105,744,995

                               CINTAS CORPORATION
                                      INDEX



                                                                     Page No.
                                                                     --------
Part I.   Financial Information:

        Consolidated Condensed Balance Sheets -
             February 28, 1999 and May 31, 1998                            3

        Consolidated Condensed Statements of Income -
             Three Months and Nine Months Ended
             February 28, 1999 and 1998                                    4

        Consolidated Condensed Statements of Cash Flows -
             Nine Months Ended February 28, 1999 and 1998                  5

        Notes to Consolidated Condensed Financial Statements               6

        Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           9


Part II.  Other Information                                               11

Signatures                                                                12

                               CINTAS CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (In thousands except share data)

                                                     February 28,     May 31,
                                                         1999          1998
                                                      (Unaudited)
ASSETS                                               ------------    ----------
------

Current assets:
  Cash and cash equivalents                          $    28,258     $   12,717
  Marketable securities                                   73,735         88,154
  Accounts receivable, net                               172,300        157,603
  Inventories                                            122,340        108,226
  Uniforms and other rental items in service             155,625        136,659
  Prepaid expenses                                         5,710          5,242
                                                     -----------     ----------
        Total current assets                             557,968        508,601

Property, plant and equipment, at cost, net              449,847        367,094

Other assets                                             137,274        142,141
                                                      ----------       --------

                                                      $1,145,089     $1,017,836
                                                      ==========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable                                      $ 39,876       $ 41,801
  Accrued compensation and related liabilities            18,029         16,615
  Accrued liabilities                                     74,022         61,239

  Income taxes -
        Current                                            8,866         ----
        Deferred                                          32,843         31,219
  Long-term debt due within one year                       5,673          8,117
                                                      ----------       --------
        Total current liabilities                        179,309        158,991
Long-term debt due after one year                        168,396        180,007
Deferred income taxes                                     28,326         24,346
Shareholders' equity:
  Preferred stock, no par value,
        100,000 shares authorized, none outstanding      -----           -----
  Common stock, no par value,
        300,000,000 shares authorized,
        105,712,501 shares issued and outstanding
        (104,610,716 at May 31, 1998)                     48,686         46,965
  Retained earnings                                      724,850        610,025
  Accumulated other comprehensive income                  (4,478)        (2,498)
                                                      -----------   -----------
        Total shareholders' equity                       769,058        654,492
                                                         -------        -------

                                                      $1,145,089     $1,017,836
                                                      ==========     ==========

                             See accompanying notes.

                               CINTAS CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands except per share data)


                                       Three months ended        Nine months ended
                                 February 28,  February 28,  February 28,  February 28,
                                 ------------  ------------  ------------  ------------
                                     1999          1998           1999          1998

                                 ------------  ------------  ------------  ------------

Revenue:
   Net rentals                   $   266,835   $   218,640    $   791,167    $   633,941
   Other service revenue              93,669        83,249        291,009        234,450
                                 -----------   -----------    -----------    -----------
                                     360,504       301,889      1,082,176        868,391
Costs and expenses (income):
   Cost of rentals                   147,419       122,327        440,020        353,977
   Cost of other service
     revenue                          63,547        56,607        200,343        161,052
   Selling and administrative
     expenses                         87,692        74,800        257,438        210,606
   Interest income                    (1,112)       (1,223)        (3,492)        (3,561)
   Interest expense                    2,034         2,093          7,015          6,475
                                 -----------   -----------    -----------    -----------
                                     299,580       254,604        901,324        728,549
                                 -----------   -----------    -----------    -----------

Income before income taxes            60,924        47,285        180,852        139,842

Income taxes                          23,052        16,995         69,320         48,560
                                 -----------   -----------    -----------    -----------



Net income                       $    37,872   $    30,290    $   111,532    $    91,282
                                 ===========   ===========    ===========    ===========

Basic earnings per share         $       .36   $       .30    $      1.06    $       .90
                                 ===========   ===========    ===========    ===========

Diluted earnings per share       $       .35   $       .29    $      1.04    $       .89
                                 ===========   ===========    ===========    ===========

Net income as reported           $    37,872   $    30,290    $   111,532    $    91,282

Pro forma adjustment for
  UTY Income taxes                      --           1,001           --            4,427
                                 -----------   -----------    -----------    -----------

Pro forma net income             $    37,872   $    29,289    $   111,532    $    86,855
                                 ===========   ===========    ===========    ===========

Pro forma basic earnings
  per share                      $       .36   $       .29    $      1.06    $       .86
                                 ===========   ===========    ===========    ===========

Pro forma diluted earnings
  per share                      $       .35   $       .28    $      1.04    $       .84
                                 ===========   ===========    ===========    ===========



                             See accompanying notes.

                               CINTAS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                          Nine Months Ended
                                                             February 28,
                                                          ----------------------
Cash flows from operating activities:                       1999         1998
------------------------------------                      ----------  ----------

Net income                                                $  111,532  $  91,282
Adjustments to reconcile net income to
 net cash provided by operating activities:
     Depreciation                                             40,414     33,367
     Amortization of deferred charges                          9,347      9,797
     Deferred income taxes                                     5,895      5,926
     Change in current assets and liabilities,
      net of acquisitions of businesses:
        Accounts receivable                                  (10,193)   (14,855)
        Inventories                                          (12,180)   (19,629)
        Uniforms and other rental items in service           (18,225)   (14,001)
        Prepaid expenses                                        (396)    (2,087)
        Accounts payable                                      (7,884)     5,744
        Accrued compensation and related liabilities             937        702
        Accrued liabilities                                   11,019     (5,906)
        Income taxes payable                                   8,830      7,369
                                                           ---------    --------
   Net cash provided by operating activities                 139,096     97,709

Cash flows from investing activities:
------------------------------------

Capital expenditures                                        (119,778)   (69,587)
Proceeds from sale or redemption of
  marketable securities                                      117,549     69,459
Purchase of marketable securities                           (103,130)   (56,558)
Acquisitions of businesses, net of cash acquired              (7,541)   (33,045)
Other                                                          3,731     (1,982)
                                                           ---------    --------
    Net cash used by investing activities                   (109,169)   (91,713)

Cash flows from financing activities:
------------------------------------

Proceeds from issuance of long-term debt                       ----      35,305
Repayment of long-term debt                                  (14,114)   (12,761)
Issuance of common stock                                       1,202        750
Dividends paid                                                 ----     (17,634)
Distributions to S corporation shareholders                    ----      (8,285)
Repurchase of common stock                                     ----      (1,282)
Other                                                         (1,474)      (990)
                                                           ---------    --------

    Net cash used in financing activities                    (14,386)    (4,897)
                                                           ---------    --------

Net increase in cash and cash equivalents                     15,541      1,099

Cash and cash equivalents at beginning of period              12,717     16,362
                                                           ---------    --------

Cash and cash equivalents at end of period                $   28,258   $ 17,461
                                                          ==========   ========

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

3. The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective years:


                                      Three months ended           Nine months ended
                                   February 28,  February 28,   February 28,  February 28,
                                      1999          1998           1999         1998
                                   ------------  ------------   ------------  ------------

Numerator:
 Net income                          $ 37,872     $ 30,290        $111,532    $  91,282

Denominator:
  Denominator for
  basic earnings per
  share-weighted avg. shares          105,628      101,840         105,455      101,327
                                      =======      =======         =======      =======


  Effect of dilutive securities-
  employee stock options                2,256        1,652           2,302        1,761
                                      -------      -------         -------      -------

  Denominator for
  diluted earnings per share-
  adjusted weighted avg.
  shares and assumed conversions      107,884      103,492         107,757      103,088
                                      =======      =======         =======      =======


 Basic earnings per share            $    .36     $    .30        $   1.06    $     .90
                                     ========     ========        ========    =========

 Diluted earnings per share          $    .35     $    .29        $   1.04    $     .89
                                     ========     ========        ========    =========


     The following table represents a reconciliation of the shares used to calculate pro forma basic and diluted earnings per share for the respective years:

                                      Three months ended           Nine months ended
                                   February 28,  February 28,   February 28,  February 28,
                                      1999          1998           1999         1998
                                   ------------  ------------   ------------  ------------
Numerator:
 Pro forma net income               $ 37,872     $ 29,289         $111,532    $ 86,855

Denominator:
  Denominator for pro forma
  basic earnings per
  share-weighted avg. shares         105,628      101,840          105,455     101,327
                                     =======      =======          =======     =======

  Effect of dilutive securities-
  employee stock options               2,256        1,652            2,302       1,761
                                     -------      -------          -------     -------

  Denominator for pro forma
  diluted earnings per share-
  adjusted weighted avg.
  shares and assumed conversions     107,884      103,492          107,757     103,088
                                     =======      =======          =======     =======


Pro forma basic earnings per share   $   .36      $   .29          $  1.06     $   .86
                                     =======      =======          =======     =======


Pro forma diluted earnings per share $   .35      $   .28          $  1.04     $   .84
                                     =======      =======          =======     =======

4. As of June 1, 1998, the Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires the Company's foreign currency translation adjustment, which prior to adoption was reported separately in shareholders' equity to be included in accumulated other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

     The components of comprehensive income for the three and nine month periods ended February 28, 1999 and 1998 are as follows:

                                      Three months ended           Nine months ended
                                   February 28,  February 28,   February 28,  February 28,
                                      1999          1998           1999         1998
                                   ------------  ------------   ------------  ------------
Net income                           $   37,872   $    30,920     $ 111,532   $ 91,282

Other comprehensive income:
  Foreign currency translation
  adjustment                                892          (346)       (1,980)    (1,029)
                                     ----------   -----------     ---------   --------

Comprehensive income                 $   38,764   $    30,574     $ 109,552   $ 90,253
                                     ==========   ===========     =========   ========


5. On January 11, 1999, the Company announced it had entered into an agreement to acquire Unitog Company, a publicly held uniform company headquartered in Kansas City, Missouri. Annual revenues for Unitog were approximately $270 million in 1998. Unitog shareholders are scheduled to consider the merger at a special Unitog Company Shareholders Meeting on March 24th and if consummated, the transaction will be accounted for as a pooling of interests.

                               CINTAS CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Total revenues increased 19% and 25% respectively, for the three and nine months ended February 28, 1999 over the same periods in fiscal 1998. The current quarter of FY 1999 reflects one less work day than the same quarter of FY 1998. One work day represents approximately $6 million in revenue. Net rental revenue increased 22% and 25% respectively, for the three and nine months ended February 28, 1999 over the same periods in the prior fiscal year, due primarily to growth in the customer base and the acquisitions of Apparelmaster and Mechanics Laundry in the second half of fiscal 1998. Third quarter revenues from other services increased 13% over the prior year's third quarter. For the nine months ended February 28, 1999 these revenues increased 24% over the same period in fiscal 1998. These increases are a result of increased sales in the Company's catalog, first aid and safety and Uniforms To You divisions. The Company's cleanroom division experienced weakness in revenue growth due to cutbacks in customer operations in the biotech and computer chip industries.

Net income on a pro forma basis increased 29% and 28% respectively, for the three and nine months ended February 28, 1999, over the same periods in fiscal 1998. Pro forma basic earnings per share increased 24% and 23% respectively, and pro forma diluted earnings per share increased 25% and 24% for the three and nine months ended February 28, 1999, over the same periods in fiscal 1998.

Net interest expense (interest expense less interest income) was $922,000 and $3,523,000 respectively, for the three and nine months ended February 28, 1999 compared to $870,000 and $2,914,000 respectively, for the same periods in the prior fiscal year. Net interest expense has increased primarily due to an increase in long-term debt related to acquisitions. The Company's effective tax rate on a pro forma basis of 38% was comparable to the prior year.

Cash, cash equivalents and marketable securities increased by $1 million at February 28, 1999 from May 31, 1998. The cash, cash equivalents and marketable securities will be used to finance future acquisitions and capital expenditures.

Net property, plant and equipment increased by $83 million from May 31, 1998 to February 28, 1999. At the end of the third quarter of fiscal 1999, the Company had seventeen uniform rental facilities in various stages of construction.

Liquidity and Capital Resources

At February 28, 1999, the Company had $102 million in cash, cash equivalents and marketable securities. The Company believes with its current cash position, funds anticipated to be generated from operations and the strength of its banking relationships are sufficient to meet its anticipated operational and capital needs requirements.

As discussed in Note 5 to the Consolidated Condensed Financial Statements, the Company has entered into an agreement to acquire Unitog Company headquartered in Kansas City, Missouri. The transaction is expected to be effective March 24th and will be accounted for as a pooling of interests.

Impact of Year 2000

The company has completed an assessment of all of its software systems and has determined the changes that need to be made so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total cost of those changes is not expected to be material and are being expensed as incurred. The Company incurred the majority of its Year 2000 costs during fiscal 1998, and the remaining costs are expected to be expensed in fiscal 1999 when all changes are expected to be completed. These expenses will be funded through existing cash resources and future operating cashflows. All of the Company's critical production systems are now fully compliant; and therefore, the Company has developed no contingency plans for its systems.

The Company has contacted its major suppliers to obtain certification of their systems Year 2000 compliance in order to identify any high-risk vendors. The Company is now evaluating the responses from these vendors and is developing a strategy to minimize their risk. During 1999, the Company will follow up with all of its major suppliers to ensure that they meet their target dates. Strategies will include contingency plans such as alternative suppliers or alternative processes.

The Company believes it is devoting appropriate resources to resolve any Year 2000 issues in a timely manner and believes that all internal systems will be prepared for Year 2000 processing. Based upon the work performed to date, the Company presently believes that the likelihood of the Year 2000 having a material result on its operations, liquidity or financial position is remote.

                               CINTAS CORPORATION

Part II.  Other Information

   Item 2.     Changes in Securities.

               (c.) During the  quarterly  period ended  February 28, 1999,  the registrant issued 56,429 shares of Common Stock for companies being acquired in six separate transactions to the owners of those companies. These issuances were exempt from the registration requirements of the Securities Act of 1933 as private offerings pursuant to Section 4.2 of that Act.

   Item 5.     Other Events.

               On January 19, 1999, the registrant declared an annual cash dividend of $.22 per share on outstanding common stock, a 22% increase over the dividend paid in the prior year. The dividend was payable on March 3, 1999 to shareholders of record as of February 5, 1999.

   Item 6.     Exhibits and Reports on Form 8-K.

               (a.)    Exhibit Index

                       Exhibit Number            Description of Exhibit
                       --------------            ----------------------
                            27                   Financial Data Schedule

               (b.) Form 8-K was filed on January 14, 1999 reporting items 5 and 7.

                                   Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            CINTAS CORPORATION
                                                    (Registrant)



Date:   March 19, 1999                      William C. Gale
                                            ----------------------------------
                                            William C. Gale
                                            Vice President and Chief Financial
                                            Officer (Chief Accounting Officer)