Form 10-K
period 1999-05-31
CINTAS CORP
filed 1999-08-27
CIK 723254

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
[X]         EXCHANGE ACT OF 1934  For the Fiscal Year Ended May 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                              YES                   NO
                              ---                   --

                               X
                               --                   --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

The aggregate market value of Common Stock held by nonaffiliates is $6,198,306,303 based on a closing price of $55.8125 on August 20, 1999. As of August 20, 1999, 111,055,880 shares of no par value Common Stock were issued and outstanding.

                       Documents Incorporated by Reference

Portions of the Registrant's Annual Report to Shareholders for 1999 furnished to the Commission pursuant to Rule 14a-3(b) and portions of the Registrant's Proxy Statement to be filed with the Commission for its 1999 annual meeting are incorporated by reference in Parts II and III as specified.

                               CINTAS CORPORATION
                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K

                                                                                                   Page
                                                                                                   ----
Part I

            Item 1.  -  Business.                                                                   3
            Item 2.  -  Properties.                                                                 4
            Item 3.  -  Legal Proceedings.                                                          9
            Item 4.  -  Submission of Matters to a Vote of Security Holders.                        9

Part II

            Item 5.  -  Market for Registrant's Common Equity and Related                           10
                            Stockholder Matters.
            Item 6.  -  Selected Financial Data.                                                    10
            Item 7.  -  Management's Discussion and Analysis of Financial                           10
                            Condition and Results of Operations.
            Item 7A. -  Quantitative and Qualitative Disclosure About Market Risk.                  10
            Item 8.  -  Financial Statements and Supplementary Data.                                10
            Item 9.  -  Changes in and Disagreements with Accountants on                            10
                            Accounting and Financial Disclosure.

Part III

            Item 10. -  Directors and Executive Officers of the Registrant.                         11
            Item 11. -  Executive Compensation.                                                     11
            Item 12. -  Security Ownership of Certain Beneficial Owners and                         11
                            Management.
            Item 13. -  Certain Relationships and Related Transactions.                             11

Part IV

            Item 14. -  Exhibits, Financial Statement Schedules and                                 11
                            Reports on Form 8-K.

                                     PART I
                                     ITEM 1.
                                    BUSINESS
                                    --------

Cintas Corporation is a publicly held company in the uniform rental and sales business. The Company was founded in 1968 by Richard T. Farmer, Chairman of the Board when he left his family's industrial laundry business in order to develop uniform programs using an exclusive new fabric. In the early 1970's, Cintas acquired the family industrial laundry business.

Cintas provides a highly specialized service to businesses of all types - from small service and manufacturing companies to major corporations that employ thousands of people. The Company classifies its businesses into two operating segments: Rentals and Other Services. The Rental operating segment designs and manufactures corporate identity uniforms which it rents, along with other items, to its customers. The Other Services operating segment involves the design, manufacture and direct sale of uniforms to its customers as well as the sale of ancillary services including sanitation supplies, first aid products and services and cleanroom supplies.

The rental markets served by the Company are highly fragmented and competition for this business varies at each of the Company's locations. There are other companies in the uniform rental business which have financial resources comparable to those of the Company, although much of the competition consists of smaller local and regional firms. In certain instances, local competitors may also have financial resources comparable to those of the Company in a particular market. The Company believes that the primary competitive factors that affect its operations are quality, service, design and price, in that order.

The service provided to the rental markets served by the Company principally consists of the rental and cleaning of uniforms as well as providing on-going uniform upgrades to each customer. The Company also offers ancillary products which includes the rental or sale of entrance mats, fender covers, towels, mops, linen products and first aid products and services.

Due to its diverse customer base and average account size, the loss of one account would not have a significant financial impact on the Company.

In its sale of customized uniforms, Cintas and its subsidiary Uniforms To You, compete on a national basis with other uniform suppliers and manufacturers.

The Company operates thirteen wholly owned manufacturing facilities which provide for a substantial amount of its standard uniform needs. Additional products are purchased from several outside suppliers. Because of the Company's ability to manufacture much of its own uniform needs, the loss of one vendor would not have a significant effect on the Company. The Company purchases fabric, used in its manufacturing process, from several suppliers. The Company is not aware of any circumstances which would hinder its ability to obtain these materials.

In March 1999, the Company acquired Unitog Company (Unitog), a rental and direct sale uniform provider. The Company exchanged 5,072,124 shares of its common stock for all the outstanding stock of Unitog. Unitog had annual revenues of $280 million for their fiscal year ended, January 31, 1999, and uniform rental operations in 20 states and the province of Ontario, Canada.

The Company does not anticipate any material capital expenditures for environmental controls that would have a material effect on its financial condition. The Company is not aware of any material non-compliance with environmental laws.

At May 31, 1999, the Company employed approximately 22,000 employees of which approximately 2,000 were represented by labor unions. The Company considers its relationship with its employees to be satisfactory.

The table sets forth the revenues derived from each service provided by Cintas.

                                                                    Year Ended May 31

                                                 1999                       1998                    1997
                                                 ----                       ----                    ----
                                                                       (in thousands)

Rentals                                       $1,297,248                $1,090,577                $946,923
Other Services                                   454,320                   386,368                 314,976
                             -----------------------------------------------------------------------------
                                              $1,751,568                $1,476,945              $1,261,899
                             -----------------------------------------------------------------------------


                                     ITEM 2.

                                   PROPERTIES
                                   ----------

The Company occupies 265 facilities located in 199 cities. The corporate offices provide centrally located administrative functions including accounting, finance, marketing and data processing. The Company operates processing plants that house administrative, sales and service personnel and the necessary equipment involved in the cleaning of uniforms and bulk items. Branch operations provide administrative, sales and service functions. Cintas operates eight distribution facilities and has thirteen manufacturing plants. The Company also operates facilities which distribute first aid products. The Company considers the facilities it operates to be adequate for their intended use. The Company owns or leases 5,928 vehicles.

The following chart provides additional information concerning Cintas' facilities:

     Location                                     Type of Facility
     --------                                     ----------------
     Cincinnati, Ohio                             Corporate Offices, National
                                                  Account Division, Distribution
                                                  Center, Manufacturing Facility
     Abbotsford, Vancouver (Canada)               Processing Plant
     Akron, Ohio                                  Processing Plant
     Albuquerque, New Mexico                      First Aid Facility
     Alexandria, Louisiana                        Branch*
     Allentown, Pennsylvania                      Branch*
     Amarillo, Texas                              Branch*
     Angola, Indiana                              Branch
     Asheville, North Carolina                    Branch*
     Ashland, Kentucky                            Processing Plant
     Aston, Pennsylvania                          Processing Plant
     Atlanta, Georgia                             Processing Plant
     Atlanta, Georgia                             First Aid Facility
     Atlanta, Georgia                             Processing Plant
     Augusta, Georgia                             Processing Plant
     Austin, Texas                                Processing Plant
     Baltimore, Maryland                          Processing Plant
     Baltimore, Maryland                          First Aid Facility
     Barrie, Ontario (Canada)                     Processing Plant
     Baton Rouge (North), Louisiana               Processing Plant
     Baton Rouge (South), Louisiana               Processing Plant
     Baton Rouge, Louisiana                       First Aid Facility
     Battle Creek, Michigan                       Processing Plant
     Battle Creek, Michigan                       Branch
     Bay City, Michigan                           Branch*
     Beaumont, Texas                              Processing Plant
     Bethlehem, Pennsylvania                      Processing Plant
     Birmingham, Alabama                          Branch*
     Birmingham, Alabama                          First Aid Facility
     Birmingham, Alabama                          Processing Plant

     Bloomington, Indiana                         Branch*
     Boston, Massachusetts                        Processing Plant
     Branford, Connecticut                        Processing Plant
     Bristol, Pennsylvania                        Processing Plant
     Buffalo, New York                            Processing Plant
     Burton, Michigan                             Branch*
     Cedar Rapids, Iowa                           Branch*
     Charles City, Iowa                           Branch*
     Charleston, South Carolina                   Branch*
     Charlotte, North Carolina                    First Aid Facility*
     Charlotte, North Carolina                    Processing Plant
     Chattanooga, Tennessee                       Branch*
     Chicago (North), Illinois                    Processing Plant
     Chicago (South), Illinois                    Processing Plant
     Chicago (West), Illinois                     Processing Plant
     Chicago, Illinois                            First Aid Facility
     Chicago, Illinois                            Distribution Center
     Chicago, Illinois                            Manufacturing Facility
     Cincinnati, Ohio                             Processing Plant
     Cincinnati, Ohio                             Processing Plant
     Cincinnati, Ohio                             First Aid Facility
     Clay City, Kentucky                          Manufacturing Facility*
     Cleveland (East), Ohio                       Processing Plant
     Cleveland (West), Ohio                       Processing Plant
     Cleveland, Ohio                              First Aid Facility*
     Colorado Springs, Colorado                   Branch*
     Columbia, South Carolina                     Processing Plant*
     Columbus, Ohio                               Processing Plant
     Columbus, Ohio                               Processing Plant
     Corpus Christi, Texas                        Processing Plant
     Dallas, Texas                                Processing Plant*
     Dallas, Texas                                First Aid Facility*
     Dallas, Texas                                First Aid Facility
     Dallas, Texas                                Processing Plant
     Davenport, Iowa                              Branch*
     Dayton, Ohio                                 Processing Plant
     Decatur, Alabama                             Processing Plant*
     Decatur, Georgia                             Processing Plant
     Denver, Colorado                             Processing Plant
     Denver, Colorado                             First Aid Facility*
     Denver, Colorado                             First Aid Facility
     Des Moines, Iowa                             Branch*
     Detroit, Michigan                            First Aid Facility*
     Detroit, Michigan                            Processing Plant
     Detroit, Michigan                            Processing Plant
     Eagan, Minnesota                             Processing Plant
     Etobicoke, Ontario (Canada)                  Processing Plant
     Eugene, Oregon                               Branch*
     Evansville, Indiana                          Processing Plant*
     Evansville, Indiana                          Branch*
     Exton, Pennsylvania                          Processing Plant
     Flint, Michigan                              Branch*
     Flint, Michigan                              Branch
     Fort Meyers, Florida                         Branch*
     Fort Smith, Arkansas                         Processing Plant*
     Fort Smith, Arkansas                         Manufacturing Facility
     Fort Wayne, Indiana                          Processing Plant
     Fort Wayne, Indiana                          Branch
     Forth Worth, Texas                           Processing Plant
     Freeport, Illinois                           Branch*

     Gadsen, Alabama                              Branch*
     Gaylord, Michigan                            Processing Plant
     Glenwood, Iowa                               Processing Plant
     Goshen, Indiana                              Processing Plant*
     Grand Rapids, Michigan                       Processing Plant
     Grand Rapids, Michigan                       First Aid Facility
     Grand Rapids, Michigan                       Processing Plant*
     Greeley, Colorado                            Processing Plant
     Greenville, South Carolina                   Processing Plant
     Greenville, South Carolina                   Processing Plant
     Greenwood, Mississippi                       Branch*
     Griffith, Indiana                            Branch*
     Gulfport, Mississippi                        Branch*
     Hammond, Louisiana                           Branch
     Harligen, Texas                              Branch*
     Harrisburg, Pennsylvania                     Branch*
     Harrison, Arkansas                           Branch*
     Hartford, Connecticut                        First Aid Facility
     Hazard, Kentucky                             Manufacturing Facility*
     Hazelton, Pennsylvania                       Branch*
     Hoisington, Kansas                           Processing Plant*
     Houston, Texas                               First Aid Facility*
     Houston, Texas                               Processing Plant
     Houston, Texas                               Processing Plant
     Huntsville, Alabama                          Branch*
     Irapuato, Mexico                             Manufacturing Facility
     Indianapolis, Indiana                        Processing Plant
     Indianapolis, Indiana                        Processing Plant
     Indianapolis, Indiana                        Processing Plant
     Indianapolis, Indiana                        Branch*
     Jackson, Mississippi                         Branch*
     Jacksonville, Florida                        Branch*
     Jacksonville, Florida                        First Aid Facility
     Joplin, Missouri                             Branch*
     Kansas City, Kansas                          Processing Plant
     Kansas City, Kansas                          First Aid Facility
     Kansas City, Kansas                          First Aid Facility
     Kansas City, Missouri                        Processing Plant
     Kansas City, Missouri                        Direct Sales Office
     Kelowna, British Columbia (Canada)           Processing Plant
     Knoxville, Tennessee                         Branch*
     Knoxville, Tennessee                         First Aid Facility*
     Kokomo, Indiana                              Processing Plant
     La Cieba, Honduras                           Manufacturing Facility
     Lafayette, Indiana                           Processing Plant
     Lafayette, Louisiana                         Branch
     Lake Charles, Louisiana                      Processing Plant
     Lansing, Michigan                            Branch*
     Laredo, Texas                                Branch*
     Las Vegas, Nevada                            Processing Plant
     Las Vegas, Nevada                            Processing Plant
     Lexington, Kentucky                          Processing Plant
     Lima, Ohio                                   Branch*
     Lindsay, Ontario (Canada)                    Processing Plant
     Little Rock, Arkansas                        Processing Plant
     London, Ontario (Canada)                     Branch*
     Long Beach, California                       Processing Plant
     Long Island, New York                        Processing Plant
     Los Angeles, California                      Processing Plant
     Louisville, Kentucky                         Processing Plant

     Louisville, Kentucky                         Processing Plant
     Louisville, Kentucky                         First Aid Facility*
     Lufkin, Texas                                Branch
     Madison, Wisconsin                           Processing Plant
     Memphis, Tennessee                           Processing Plant*
     Meridian, Mississippi                        First Aid Facility
     Mexico City, Mexico                          Manufacturing Facility*
     Miami, Florida                               Processing Plant
     Midland, Michigan                            Processing Plant
     Milwaukee, Wisconsin                         Branch*
     Milwaukee, Wisconsin                         First Aid Facility*
     Minneapolis, Minnesota                       First Aid Facility*
     Minneapolis, Minnesota                       Processing Plant*
     Minneapolis, Minnesota                       Processing Plant
     Mississauga, Ontario (Canada)                Processing Plant
     Mobile, Alabama                              Branch*
     Montgomery, Alabama                          Distribution Center*
     Montgomery, Alabama                          Branch*
     Mt. Vernon, Kentucky                         Manufacturing Facility*
     Munice, Indiana                              Processing Plant
     N. Hollywood, California                     Branch
     Napanee, Ontario (Canada)                    Processing Plant
     Nashville, Tennessee                         Processing Plant
     Natchez, Mississippi                         Branch*
     New Orleans, Louisiana                       Processing Plant
     Newark, New Jersey                           Processing Plant*
     Newburgh, New York                           Processing Plant
     Oakland, California                          Processing Plant*
     Oklahoma City, Oklahoma                      Processing Plant
     Ontario, California                          Processing Plant
     Ontario, California                          Branch, Distribution Center
     Orange, California                           Branch*
     Orange, California                           First Aid Facility
     Orlando, Florida                             Processing Plant
     Owingsville, Kentucky                        Manufacturing Facility
     Pensacola, Florida                           Branch*
     Philadelphia, Pennsylvania                   Processing Plant
     Philadelphia, Pennsylvania                   First Aid Facility
     Phoenix, Arizona                             Processing Plant
     Phoenix, Arizona                             First Aid Facility*
     Piscataway, New Jersey                       Processing Plant
     Pittsburgh, Pennsylvania                     Processing Plant
     Port Huron, Michigan                         Branch*
     Portal, Georgia                              Manufacturing Facility
     Portland, Maine                              Branch
     Portland, Oregon                             Processing Plant
     Portland, Oregon                             First Aid Facility*
     Queens, New York                             Branch*
     Raleigh-Durham, North Carolina               Branch*
     Rancho Santa Margarita, California           Direct Sales Office
     Reno, Nevada                                 Distribution Center*
     Richmond, Indiana                            Processing Plant*
     Richmond, Virginia                           Processing Plant
     Rochester, New York                          Branch*
     Rockford, Illinois                           Branch*
     Sacramento, California                       Processing Plant
     Sacramento, California                       First Aid Facility
     Salt Lake City, Utah                         Processing Plant*
     San Antonio, Texas                           Processing Plant
     San Buenaventura, Mexico                     Manufacturing Facility

     San Diego, California                        Processing Plant
     San Diego, California                        Processing Plant
     San Fernando, California                     Branch*
     San Francisco, California                    Branch*
     San Jose, California                         Processing Plant
     San Jose, California                         Processing Plant
     San Jose, Costa Rica                         Manufacturing Facility
     San Leandro, California                      First Aid Facility*
     Sandusky, Ohio                               Branch*
     Savannah, Georgia                            Branch*
     Scranton, Pennsylvania                       First Aid Facility*
     Scranton, Pennsylvania                       Distribution Center
     Seattle, Washington                          Processing Plant
     Shreveport, Louisiana                        Processing Plant
     South Bend, Indiana                          Processing Plant
     Springdale, Arkansas                         Processing Plant
     Springfield, Missouri                        Processing Plant
     Springfield, Ohio                            Branch*
     St. Louis, Missouri                          First Aid Facility*
     St. Louis, Missouri                          Processing Plant*
     St. Louis, Missouri                          Processing Plant
     Stevenson, Alabama                           Distribution Center
     Stratham, New Hampshire                      First Aid Facility
     Sunrise, Florida                             First Aid Facility
     Tacoma, Washington                           Branch*
     Tampa, Florida                               Processing Plant
     Taunton, Massachusetts                       Branch*
     Tempe, Arizona                               Processing Plant
     Terrre Haute, Indiana                        Processing Plant
     Thibodaux, Louisiana                         Processing Plant
     Toledo, Ohio                                 Branch*
     Toledo, Ohio                                 Branch*
     Toronto, Ontario (Canada)                    Processing Plant
     Toronto, Ontario (Canada)                    Distribution Center
     Traverse City, Michigan                      Branch*
     Tulsa, Oklahoma                              Processing Plant
     Tuscaloosa, Alabama                          Processing Plant
     Tyler, Texas                                 Branch*
     Union City, California                       Processing Plant*
     Victoria, Texas                              Processing Plant
     Victoria, Texas                              First Aid Facility
     Vidalia, Georgia                             Processing Plant
     Villa Park, Illinois                         Branch
     Virginia Beach, Virginia                     Branch*
     Warsaw, Indiana                              Branch*
     Washington, D.C.                             Processing Plant
     West Chester, New York                       Branch*
     West Palm Beach, Florida                     Processing Plant
     West Valley City, Utah                       First Aid Facility*
     Westland, Michigan                           Processing Plant
     Whittier, California                         Processing Plant
     Wichita, Kansas                              Branch*
     Willmar, Minnesota                           Branch*
     Winston-Salem, North Carolina                Processing Plant
     Youngstown, Ohio                             Branch*

*Leased for various terms ranging from monthly to 2009. The Company expects that it will be able to renew its leases on satisfactory terms. All other properties are owned.

                                     ITEM 3.
                                LEGAL PROCEEDINGS
                                -----------------

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

In acquiring Unitog in March 1999, the Company became a potentially responsible party, and thus faces the possibility of joint and several liability under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) in connection with alleged environmental contamination in an area near a rental facility in Tempe, Arizona. This facility, located near the South Indian Bend Wash Federal Superfund (SIBW) site, has been tested for soil and groundwater contamination. The soil testing at the Company's facility detected volatile organic compounds, and the Company immediately took action to remediate such contamination. The United States Environmental Protection Agency (EPA) in March 1999 issued a Record of Decision to the effect that groundwater contamination in the vicinity of the Company's plant does not warrant remediation at this time. Instead, the low levels of groundwater contamination near the Company's facility will be monitored and allowed to attenuate naturally. The Record of Decision requires active groundwater remediation in other parts of the SIBW site, which are believed to be unrelated to the Company. According to the Record of Decision, the EPA estimates that the 30 year net present value of costs to be incurred to remediate and monitor groundwater contamination at the SIBW site is $22 million. It is possible that the EPA will attempt to recover from the potentially responsible parties the costs it has incurred to date with respect to the SIBW site as well as the costs it expects to incur going forward.

As part of the Agreement and Plan of Merger between Unitog Company and the Company, the Company performed environmental testing at nine previously untested Unitog laundry facilities. The testing resulted in the discovery of soil and groundwater contamination at certain of these sites.

As a result of all of the environmental matters noted above, the Company recorded a charge to operating expense of $5 million during the third quarter of fiscal 1999 to reflect its current estimate of the additional costs to be incurred relative to these sites. At May 31, 1999, the Company has an undiscounted liability of $5.6 million for environmental matters.

The Company is also a party to incidental litigation brought in the ordinary course of business, none of which individually or in the aggregate, is considered to be material to its operations or financial condition. Cintas maintains insurance coverage against certain liabilities that it may incur in its operations from time to time.


                                     ITEM 4
               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               ---------------------------------------------------

None in the fourth quarter of fiscal 1999.

                                     PART II
                                     ITEM 5.
                      MARKET FOR REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS
                         -------------------------------

"Market for Registrant's Common Stock and Security Holder Information" on page 45 of the Registrant's Annual Report to Shareholders for 1999 is incorporated herein by reference. Dividend information is incorporated by reference to the Consolidated Statements of Shareholders' Equity on page 25. Dividends on the outstanding Common Stock are paid annually and amounted to $.22 and $.18 per share in fiscal 1999 and 1998, respectively.

During the quarterly period ended May 31, 1999, the Registrant issued 124,876 shares of Common Stock for companies being acquired in 6 separate transactions to the 11 owners of those companies. These issuances were exempt from the registration requirements of the Securities Act of 1933 as private offerings pursuant to Section 4(2) of the Act.


                                     ITEM 6.
                             SELECTED FINANCIAL DATA
                             -----------------------

The "Eleven Year Financial Summary" on page 22 of the Registrant's Annual Report to Shareholders for 1999 is incorporated herein by reference.

                                     ITEM 7.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

"Management's Discussion and Analysis of Financial Condition and Results of Operations" commencing on page 41 of the Registrant's Annual Report to Shareholders for 1999 is incorporated herein by reference.

                                    ITEM 7A.
                     QUANTITATIVE AND QUALITATIVE DISCLOSURE
                                ABOUT MARKET RISK
                                -----------------

"Quantitative and Qualitative Disclosure About Market Risk" on page 43 of the Registrant's Annual Report to Shareholders for 1999 is incorporated herein by reference.

                                     ITEM 8.
                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                   -------------------------------------------

The following Financial Statements of the Registrant shown on pages 23 through 40 of its Annual Report to Shareholders for 1999 are incorporated herein by reference:

Consolidated Statements of Income for the years ended May 31, 1999, 1998 and
 1997
Consolidated Balance Sheets as of May 31, 1999 and 1998
Consolidated Statements of Shareholders' Equity for the years ended May 31,
 1999, 1998 and 1997
Consolidated Statements of Cash Flows for the years ended May 31, 1999, 1998 and
 1997
Notes to Consolidated Financial Statements
Report of Independent Auditors


                                     ITEM 9.
                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE
                     --------------------------------------

None.

                                    PART III

Items 10., 11., 12., and 13. of Part III are incorporated by reference to the Registrant's Proxy Statement for its 1999 Annual Shareholders' Meeting to be filed with the Commission pursuant to Regulation 14A.

                                     PART IV
                                     ITEM 14
         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON FORM 8-K
         --------------------------------------------------------------

(a) (1) Financial Statements. All financial statements required to be filed by
Item 8 of this Form and included in this report are listed in Item 8. No additional financial statements are filed because the requirements for paragraph
(d) under Item 14 are not applicable to the Company.


(a) (2) Financial Statement Schedule:

For each of the three years in the period ended May 31, 1999.

Schedule II: Valuation and Qualifying Accounts and Reserves.


All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto.

     (a) (3) Exhibits.

          Exhibit
          Number         Description of Exhibit Status                    Filing
          ------         -----------------------------                    ------

          3.1  Restated Articles of Incorporation                          (1)

          3.2  By-laws                                                     (1)
          Management Compensatory Contracts (Exhibits 10.1-10.12)

          10.1 Incentive Stock Option Plan                                 (2)

          10.2 Partners' Plan, as Amended                                  (3)

          10.3 1990 Directors' Stock Option Plan                           (4)

          10.4 1992 Employee Stock Option Plan, as Amended                 (5)

          10.5 1994 Directors' Stock Option Plan                           (6)

          10.6 Agreement and Plan of Merger and Reorganization dated       (7)
               January 12, 1998 by and among Uniforms To You and Company, Cintas Merger Sub, Inc. - Illinois, other acquired companies, certain shareholders and Cintas Corporation

          10.7 Agreement and Plan of Merger dated January 9,1999 by and    (8)
               among Unitog Company, Cintas Image Acquisition Company and Cintas Corporation

          10.8 Amendment No. 1 to Agreement and Plan of Merger dated       (9)
               March 23, 1999 by and among Unitog Company, Cintas Image Acquisition Company and Cintas Corporation

          10.9 Unitog Company 1992 Stock Option Plan                       (10)

          10.10 Amendment No. 1 to Unitog Company 1992 Stock Option Plan   (11)

          10.11 Unitog Company 1997 Stock Option Plan                      (12)

          10.12 Amendments to the Articles of Incorporation of Cintas
                Corporation                                                (13)

          13    1999 Annual Report to Shareholders (a)            filed herewith

          21    Subsidiaries of the Registrant                    filed herewith

          23    Consent of Independent Auditors                   filed herewith

          27    Financial Data Schedule - Twelve Months Ended     filed herewith
                May 1999

(a) Only portions of the 1999 Annual Report to Shareholders specifically incorporated by reference are filed herewith. A supplemental paper copy of this report will be provided to the SEC for informational purposes.

(1) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended May 31, 1989.

(2) Incorporated by reference to the Company's Registration Statement No. 33-23228 on Form S-8 filed under the Securities Act of 1933.

(3) Incorporated by reference to the Company's Registration Statement No. 33-56623 on Form S-8 filed under the Securities Act of 1933.

(4) Incorporated by reference to the Company's Registration Statement No. 33-71124 on Form S-8 filed under the Securities Act of 1933.

(5) Incorporated by reference to the Company's Proxy Statement for its 1995 Annual Shareholders Meeting.

(6) Incorporated by reference to the Company's Proxy Statement for its 1994 Annual Shareholders Meeting.

(7)  Incorporated by reference to the Company's Form 8-K dated April 8, 1998.

(8) Incorporated by reference to the Unitog Company's Form 8-K dated January 9, 1999.

(9)  Incorporated by reference to the Company's Form 8-K dated March 24, 1999.

(10) Incorporated by reference to the Unitog Company's Form 10-K for the fiscal year ended January 26, 1992.

(11) Incorporated by reference to the Unitog Company's Form 10-K for the fiscal year ended January 30, 1994.

(12) Incorporated by reference to the Unitog Company's 1997 Proxy Statement.

(13) Incorporated by reference to the Company's 1994 Proxy Statement.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINTAS CORPORATION

DATE SIGNED:  August 26, 1999                 /s/ Robert J. Kohlhepp
By:    Robert J. Kohlhepp                         ------------------
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                       Capacity                          Date
---------                       --------                          ----


/s/   Richard T. Farmer         Chairman of the Board
     -------------------        of Directors                     August 26, 1999
Richard T. Farmer


/s/  Robert J. Kohlhepp        Chief Executive
     -------------------       Officer and Director              August 26, 1999
Robert J. Kohlhepp


/s/  Scott D. Farmer           President, Chief Operating
     -------------------       Officer and Director              August 26, 1999
Scott D. Farmer


/s/  James J. Gardner          Director                          August 26, 1999
     -------------------
James J. Gardner


/s/  Donald P. Klekamp         Director                          August 26, 1999
     -------------------
Donald P. Klekamp


/s/  William C. Gale           Vice President and Chief
     -------------------       Financial Officer (Principal
William C. Gale                Financial and Accounting
                               Officer)                          August 26, 1999

                               CINTAS CORPORATION


          Schedule II - Valuation and Qualifying Accounts and Reserves
                                 (In Thousands)

                                                                ADDITIONS
                                                   -------------------------------------
                                                          (1)          (2)
                                     BALANCE AT      CHARGED TO      CHARGED TO                   BALANCE
                                    BEGINNING OF      COSTS AND        OTHER                     AT END OF
      DESCRIPTION                       YEAR          EXPENSES       ACCOUNTS    DEDUCTIONS       OF YEAR
      -----------                     --------------------------------------------------------------------
May 31, 1997:

Allowance for Doubtful Accounts        $ 4,550        $ 4,272        $   530        $ 2,607        $ 6,745
                                       =======        =======        =======        =======        =======

Reserve for Obsolete Inventory         $17,541        $ 4,813        $    13        $ 3,629        $18,738
                                       =======        =======        =======        =======        =======


May 31, 1998

Allowance for Doubtful Accounts        $ 6,745        $ 3,206        $   960        $ 2,933        $ 7,978
                                       =======        =======        =======        =======        =======

Reserve for Obsolete Inventory         $18,738        $ 6,899        $ 1,033        $ 3,348        $23,322
                                       =======        =======        =======        =======        =======


May 31, 1999

Allowance for Doubtful Accounts        $ 7,978        $ 3,576        $ 1,447        $ 4,247        $ 8,754
                                       =======        =======        =======        =======        =======

Reserve for Obsolete Inventory         $23,322        $13,104        $ 1,930        $ 6,503        $31,853
                                       =======        =======        =======        =======        =======

(A)   Uncollectible Accounts Charged-off, Net of Recoveries.