Form 10-Q
period 1999-08-31
CINTAS CORP
filed 1999-10-13
CIK 723254

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended August 31, 1999

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

Yes   X            No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                         Outstanding September 30, 1999
--------------------------                  ------------------------------------
Common Stock, no par value                              111,091,423

                               CINTAS CORPORATION
                                      INDEX



                                                                        Page No.
                                                                        --------
Part I.  Financial Information

          Item 1. Financial Statements

                  Consolidated Condensed Balance Sheets -
                  August 31, 1999 and May 31, 1999                          3

                  Consolidated Condensed Statements of Income -
                  Three Months Ended August 31, 1999 and 1998               4

                  Consolidated Condensed Statements of Cash Flows -
                  Three Months Ended August 31, 1999 and 1998               5

                  Notes to Consolidated Condensed Financial Statements      6

          Item 2. Management's  Discussion and Analysis of
                  Financial  Condition and Results of Operations            8

          Item 3. Quantitative and Qualitative Disclosures
                  About Market Risk                                         9


Part II.  Other Information                                                11

Signatures                                                                 11

                               CINTAS CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (In thousands except share data)

                                                   August 31, 1999  May 31, 1999
                                                   ---------------  ------------
                                                     (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                           $    31,800     $    15,803
Marketable securities                                    50,422          72,315
Accounts receivable (net)                               204,967         202,079
Inventories                                             134,741         137,983
Uniforms and other rental items in service              200,493         200,154
Prepaid expenses                                          7,672           6,151
                                                    -----------     -----------
Total current assets                                    630,095         634,485


Property, plant and equipment, at cost, net             599,727         573,087

Other assets                                            199,381         200,246
                                                    -----------     -----------

                                                    $ 1,429,203     $ 1,407,818
                                                    ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable                                    $    47,476     $    46,783
Accrued compensation and related liabilities             18,800          25,521
Accrued liabilities                                      62,603          83,209
Income taxes -
Current                                                  14,228            --
Deferred                                                 44,166          40,214
Long-term debt due within one year                       16,200          16,370
                                                    -----------     -----------
Total current liabilities                               203,473         212,097
Long-term debt due after one year                       266,650         283,581
Deferred income taxes                                    42,481          40,717
Shareholders' equity:
Preferred stock, no par value,
100,000 shares authorized, none outstanding                --              --
Common stock, no par value,
300,000,000 shares authorized,
111,081,523 shares issued and outstanding
(110,949,274 at May 31, 1999)                            52,227          49,974
Retained earnings                                       868,434         825,268
Accumulated other comprehensive income                   (4,062)         (3,819)
                                                    -----------     -----------
Total shareholders' equity                              916,599         871,423
                                                    -----------     -----------
                                                    $ 1,429,203     $ 1,407,818
                                                    ===========     ===========


                             See accompanying notes.

                               CINTAS CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands except per share data)

                                                         Three Months Ended
                                                             August 31,
                                                     ---------------------------
                                                       1999              1998
                                                     ---------        ----------
Revenue:
Net rentals                                          $ 344,517        $ 317,491
 Other service revenue                                 112,858          108,939
                                                     ---------        ---------
                                                       457,375          426,430

Costs and expenses (income):
Cost of rentals                                        197,927          183,838
Cost of other service revenue                           75,159           74,917
Selling and administrative expenses                    111,387          105,329
 Interest income                                        (1,130)          (1,249)
 Interest expense                                        4,109            4,393
                                                     ---------        ---------
                                                       387,452          367,228
                                                     ---------        ---------

Income before income taxes                              69,923           59,202

Income taxes                                            26,758           22,952
                                                     ---------        ---------

Net income                                           $  43,165        $  36,250
                                                     =========        =========

Basic earnings per share                             $     .39        $     .33
                                                     =========        =========

Diluted earnings per share                           $     .38        $     .33
                                                     =========        =========

                               CINTAS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                            Three Months Ended
                                                                August 31,
                                                          ---------------------
Cash flows from operating activities:                       1999         1998
------------------------------------                      --------     --------
Net income                                                $ 43,165     $ 36,250

Adjustments to reconcile net income
to net cash provided by operating
activities:
  Depreciation                                              18,686       16,849
  Amortization of deferred charges                           4,817        5,726
  Deferred income taxes                                      5,716        4,638
Change in current assets and liabilities,
net of acquisitions of businesses:
  Accounts receivable                                       (1,784)      (5,979)
  Inventories                                                3,278       (5,100)
  Uniforms and other rental items in service                  (305)      (1,124)
  Prepaid expenses                                          (1,521)         294
  Accounts payable                                             691       (7,574)
  Accrued compensation and related liabilities              (6,721)      (2,465)
  Accrued liabilities                                      (20,611)      (1,737)
  Income taxes payable                                      14,228       13,792
                                                          --------     --------

Net cash provided by operating activities                   59,639       53,570

Cash flows from investing activities:
------------------------------------
Capital expenditures                                       (45,688)     (42,958)
Proceeds from sale or redemption
  of marketable securities                                  31,963       31,736
Purchase of marketable securities                          (10,070)     (24,326)
Acquisitions of businesses,
  net of cash acquired                                      (9,447)      (1,709)
Other                                                        4,691        1,459
                                                          --------     --------

Net cash used in investing activities                      (28,551)     (35,798)

Cash flows from financing activities:
------------------------------------
Repayment of long-term debt                                (17,101)     (10,831)
Issuance of common stock                                     1,894          956
Dividends paid                                                --           (846)
Other                                                          116       (1,898)
                                                          --------     --------

Net cash used in financing activities                      (15,091)     (12,619)

Net increase in cash and cash equivalents                   15,997        5,153

Cash and cash equivalents at beginning of period            15,803       13,423
                                                          --------     --------

Cash and cash equivalents at end of period                $ 31,800     $ 18,576
                                                          ========     ========




                             See accompanying notes.

                               CINTAS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                  (Amounts in thousands except per share data)

1. The consolidated condensed financial statements of Cintas Corporation (the "Company") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. While the Company believes that the disclosures are adequately presented, it is suggested that these consolidated condensed financial statements are read in conjunction with the financial statements and notes included in the Company's most recent annual report for the fiscal year ended May 31, 1999. A summary of the Company's significant accounting policies is presented on page 27 of the Company's most recent annual report. There have been no material changes in the accounting policies followed by the Company during fiscal year 2000. Certain fiscal 1999 amounts have been reclassified to conform to the fiscal 2000 presentation.

2. Interim results are subject to variations and are not necessarily indicative of the results of operations for a full fiscal year. In the opinion of management, adjustments (which include only normal recurring adjustments) necessary for a fair statement of the results of the interim periods shown have been made.

3. In March 1999, the Company acquired Unitog Company (Unitog), a rental and direct sale uniform provider. The acquisition was accounted for using the pooling of interests method of accounting. At that time, the accompanying consolidated financial statements were restated to include the financial position and operating results of Unitog for all periods.

4. The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective periods:

                                                          August         August
                                                           1999           1998
                                                         --------       --------
         Numerator:
         Net income                                      $ 43,165       $ 36,250
                                                         ========       ========

         Denominator:
         Denominator for basic earnings
           per share-weighted average shares              111,001        109,929
                                                         ========       ========

         Effect of dilutive securities-
           employee stock options                           2,175          2,046
                                                         ========       ========

         Denominator for diluted earnings
           per share-adjusted weighted
           average shares and assumed
           conversions                                    113,176        111,975
                                                         ========       ========

         Basic earnings per share                        $    .39       $    .33
                                                         ========       ========

         Diluted earnings per share                      $    .38       $    .33
                                                         ========       ========

5. The components of comprehensive income for the three-month periods ended August 31, 1999 and 1998 are as follows:

                                                August 1999          August 1998
                                                -----------          -----------

         Net income                               $43,165             $36,250

         Other comprehensive income:
         Foreign currency translation
         adjustment                                 (243)             (3,465)
                                                  ========            ========
         Comprehensive income                     $42,922             $32,785
                                                  ========            ========


6. The Company classifies its businesses into two operating segments: Rentals and Other Services. The Rental operating segment designs and manufactures corporate identity uniforms which it rents, along with other items, to its customers. The Other Services operating segment involves the design, manufacture and direct sale of uniforms to its customers as well as the sale of ancillary services including sanitation supplies, first aid products and services and cleanroom supplies. All of these services are provided throughout the United States and Canada to businesses of all types
     - from small service and manufacturing companies to major corporations that employ thousands of people. Information as to the operations of the Company's different business segments is set forth based on the distribution of products and services offered. The Company evaluates performance based on several factors of which the primary financial measures are business segment revenue and income before income taxes.

                                              Other
                                Rentals      Services     Corporate     Total
                              -----------  ----------   -----------   ----------
As of and for the three
  months ended
  August 31, 1999
Revenue                       $  344,517   $  112,858   $     --      $  457,375
                              ==========   ==========   ==========    ==========
Income before income taxes    $   62,043   $   10,859   $   (2,979)   $   69,923
                              ==========   ==========   ==========    ==========
Total assets                  $1,115,564   $  231,416   $   82,223    $1,429,203
                              ==========   ==========   ==========    ==========

As of and for the three
  months ended
  August 31, 1998
Revenue                       $  317,491   $  108,939   $     --      $  426,430
                              ==========   ==========   ==========    ==========
Income before income taxes    $   54,120   $    8,226   $   (3,144)   $   59,202
                              ==========   ==========   ==========    ==========
Total assets                  $1,014,366   $  221,366   $   99,320    $1,335,052
                              ==========   ==========   ==========    ==========

                               CINTAS CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Total revenue increased 7% in the first quarter of fiscal 2000 over the same period in fiscal 1999. Net rental revenue increased 9% for the three months ended August 31, 1999 over the same period in the prior fiscal year primarily due to growth in the customer base. This revenue growth came despite the sale of linen volume occurring in the period from September 1998 through August 1999. First quarter revenue from the sale of uniforms and other direct sale items increased 4% over the prior year's first quarter, principally as a result of the increased sales of first aid supplies.

Revenue for the first quarter of fiscal 2000 was negatively impacted by the loss of business from former Unitog customers when compared to the first quarter of fiscal 1999. This lost business is primarily the result of the disruption in normal operations that occurred from the time Unitog announced it was selling the company until recent months when Cintas management took over. Cintas believes it has taken the necessary steps to minimize any further loss of business resulting from this issue.

Net income and basic earnings per share increased 19% and 18%, respectively, for the three months ended August 31, 1999, over the same period in fiscal 1999.

Net interest expense (interest expense less interest income) was $2,979,000 for the first quarter of fiscal 2000 compared to $3,144,000 in the first quarter of fiscal 1999. Net interest expense has decreased primarily due to the repayment of long-term debt. The Company's effective tax rate on a pro forma basis was 38.3% and 38.8% respectively, for the three months ended August 31, 1999 and August 31, 1998. The decrease was the result of state and local tax incentives and a lower tax rate in Canada due to a favorable ruling by Revenue Canada.

Cash, cash equivalents and marketable securities decreased by $6 million at August 31, 1999 from May 31, 1999 primarily due to capital expenditures for new uniform rental facilities and repayment of long-term debt. The cash, cash equivalents and marketable securities will be used to finance future acquisitions and capital expenditures.

Net property, plant and equipment increased by $27 million from May 31, 1999 to August 31, 1999. At the end of the first quarter of fiscal 2000, the Company had fourteen uniform rental facilities in various stages of construction.

The integration of Unitog facilities and corporate functions are progressing as planned; however, the benefits may not be apparent in the second quarter because of certain items affecting income in the prior year. In the second quarter of fiscal 1999, income was recognized by the Unitog Company as a result of a $2.1 million pre-tax gain on the sale of certain linen facilities and a $2.0 million breach of contract settlement with a former customer.

Activity in the first quarter of fiscal 2000 related to the Special Charge accrual established in fiscal 1999 for the Unitog integration amounted to $1.2 million, primarily related to severance payments. The remaining balance at the end of the first quarter of fiscal 2000 is $4.9 million.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Financial Condition

At August 31, 1999, the Company had $82 million in cash, cash equivalents and marketable securities. The Company believes that its current cash position, funds generated from operations and the strength of its banking relationships are sufficient to meet its anticipated operational and capital requirements.

Quantitative and Qualitative Disclosures About Market Risk

In its normal operations, the Company has market risk exposure to interest rates. There has been no significant change in the company's exposure to these risks, which has been previously disclosed.

Impact of Year 2000

The Company has determined the changes required to ensure that all of its software, hardware and operating equipment will function properly with respect to dates in the year 2000 and thereafter. The total cost of these changes is not material and is being expensed as incurred. The Company incurred the majority of its Year 2000 costs during fiscal 1998 with substantially all of the remaining costs expensed in fiscal 1999.

The Company has been proactive in addressing the Year 2000 with a strategy that consists of the following critical components: inventory, internal assessment, remediation, testing, vendor assessment and contingency planning. A complete inventory of all software and hardware was conducted in 1997 and has been updated for new acquisitions and subsequent purchases. Through a combination of testing, vendor inquiries and third party assistance, all hardware and software items requiring remediation were identified. A remediation plan was developed and implemented, with substantially all of the spending occurring in fiscal 1998 and 1999. All critical equipment used for operations and distribution has been tested and upgraded or replaced as required. The Company believes that all critical production systems are now fully compliant. A proactive January 1, 2000 rollover test of all critical systems was conducted this past summer. Major suppliers were contacted to obtain certification and an assessment of their Year 2000 compliance, and all high-risk suppliers identified. Appropriate actions are being taken to mitigate this risk for all critical suppliers and alternative sources, if practical, are being identified as required. The Company continues to monitor the progress of all major suppliers toward completion of their Year 2000 plans, and is developing contingency plans to minimize any potential risk. These contingency plans are being formalized and will address all aspects of the business. Contingency plans for all critical aspects of the Company's business are underway and will be finalized in the second quarter.

The Company believes that it is devoting appropriate resources to resolve any Year 2000 issues in a timely manner, and believes that all internal systems will be prepared for Year 2000 processing. While the Company believes its efforts are sufficient to address any Year 2000 issues, it recognizes that failing to resolve these issues on a timely basis could adversely affect the Company's ability to manufacture and distribute products and services.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides safe harbor from civil litigation for forward-looking statements. This report contains forward-looking statements that reflect our views as to future performance. These statements are based on our expectations concerning future events which involve a number of risks and uncertainties such as the performance and costs of integration of acquisitions, fluctuations in costs of materials and labor, the outcome of pending environmental matters and Year 2000 issues.

                               CINTAS CORPORATION


Item 6.   Exhibits and Reports on Form 8-K.

          (a.) Exhibit Index

                    Exhibit Number      Description of Exhibit
                    --------------      -----------------------
                         27             Financial Data Schedule

          (b.)  No reports were filed on Form 8-K during the quarter.



                                   Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CINTAS CORPORATION
                                           (Registrant)



                                        /s/William C. Gale
Date:   October 13, 1999                --------------------------------
                                        William C. Gale
                                        Vice President and
                                        Chief Financial Officer
                                        (Chief Accounting Officer)