Form 10-Q/A
period 1999-12-01
CINTAS CORP
filed 1999-12-02
CIK 723254

FORM 10-Q/A
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended August 31, 1999 OR

( )  TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 159(d) OF THE  SECURITIES
     EXCHANGE    ACT   OF   1934   For   the    transition    period   from   to
     ------------------------------------------------


Commission file number 0-11399

                               CINTAS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          WASHINGTON                                           31-1188630
--------------------------------                      --------------------------
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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     [X]                         No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                                   Outstanding September 30, 1999
--------------------------                        ------------------------------

Common Stock, no par value                                111,091,423

     Cintas Corporation files this Form 10-Q/A solely for the purpose of filing the attached Financial Data Schedule as Exhibit 27 to supersede and replace the Financial Data Schedule filed with the Form 10-Q on October 13, 1999. The change to the Schedule is to reflect properly accounts receivable and accounts receivable allowance balances that were misclassified in the previous Schedule. This reclassification does not change the net accounts receivable balance as originally reported.

     Item 6. Exhibits and Reports on Form S-8.

                  (a)      Exhibits

                           27.  Financial Data Schedule (revised)



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CINTAS CORPORATION


                                           /s/William C. Gale
Date: December2, 1999                      -------------------------------------
                                           William C. Gale
                                           Vice President and
                                           Chief Financial Officer
                                           (Chief Accounting Officer)