Form 10-Q
period 1999-11-30
CINTAS CORP
filed 2000-01-10
CIK 723254

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


( X )     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1999

                                       OR

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ___________________

Commission file number 0-11399

                               CINTAS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           WASHINGTON                                      31-1188630
-------------------------------                    -----------------------------
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

Yes   X            No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                  Outstanding December 31, 1999
--------------------------                        ------------------------------
Common Stock, no par value                                  111,565,276

                               CINTAS CORPORATION
                                      INDEX



                                                                        Page No.
                                                                        --------
Part I.  Financial Information

         Item 1.  Financial Statements

                  Consolidated Condensed Balance Sheets -
                  November 30, 1999 and May 31, 1999                        3

                  Consolidated Condensed Statements of Income -
                  Three Months and Six Months Ended
                  November 30, 1999 and 1998                                4

                  Consolidated Condensed Statements of Cash Flows -
                  Six Months Ended November 30, 1999 and 1998               5

                  Notes to Consolidated Condensed Financial Statements      6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       9

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk                                              10


Part II. Other Information                                                 11

Signatures                                                                 12

                               CINTAS CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (In thousands except share data)


                                                    November 30,      May 31,
                                                        1999           1999
                                                    ------------   -------------
                                                    (Unaudited)

ASSETS

Current assets:
  Cash and cash equivalents                         $    26,430     $    15,803
  Marketable securities                                  67,347          72,315
  Accounts receivable, net                              226,996         202,079
  Inventories                                           136,091         137,983
  Uniforms and other rental items in service            209,616         200,154
  Prepaid expenses                                        7,470           6,151
                                                    -----------     -----------
    Total current assets                                673,950         634,485

  Property, plant and equipment, at cost, net           615,121         573,087

  Other assets                                          197,494         200,246
                                                    -----------     -----------

                                                    $ 1,486,565     $ 1,407,818
                                                    ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                  $    49,692     $    46,783
  Accrued compensation and related liabilities           22,148          25,521
  Accrued liabilities                                    72,014          83,209
  Income taxes -
    Current                                               4,184            --
    Deferred                                             49,016          40,214
  Long-term debt due within one year                     16,117          16,370
                                                    -----------     -----------
    Total current liabilities                           213,171         212,097

 Long-term debt due after one year                      260,000         283,581
 Deferred income taxes                                   43,725          40,717
  Shareholders' equity:
    Preferred stock, no par value,
      100,000 shares authorized, none outstanding            --              --
    Common stock, no par value,
      300,000,000 shares authorized,
      111,534,779 shares issued and outstanding
      (110,949,274 at May 31, 1999)                      53,345          49,974
    Retained earnings                                   919,991         825,268
     Accumulated other comprehensive income              (3,667)         (3,819)
                                                    -----------     -----------
       Total shareholders' equity                       969,669         871,423
                                                    -----------     -----------

                                                    $ 1,486,565     $ 1,407,818
                                                    ===========     ===========

                             See accompanying notes.

                               CINTAS CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands except per share data)

                                  Three months ended        Six months ended
                                     November 30              November 30
                                ----------------------    ----------------------
                                  1999          1998         1999        1998
                                ---------    ---------    ---------   ----------
Revenue:
  Rentals                       $ 349,726    $ 320,342    $ 694,243   $ 637,833
  Other service                   116,123      116,156      228,981     225,095
                                ---------    ---------    ---------   ---------
                                  465,849      436,498      923,224     862,928
Costs and expenses (income):
  Cost of rentals                 199,645      183,110      397,572     366,948
  Cost of other service revenue    76,038       78,948      151,197     153,865
  Selling and admin. expenses     109,334       99,226      220,721     204,554
  Interest income                  (1,086)      (1,228)      (2,216)    (2,477)
  Interest expense                  3,908        4,483        8,017       8,876
                                ---------    ---------    ---------   ---------
                                  387,839      364,539      775,291     731,766
                                ---------    ---------    ---------   ---------

Income before income taxes         78,010       71,959      147,933     131,162

Income taxes                       29,675       27,581       56,433      50,533
                                ---------    ---------    ---------   ---------

Net income                      $  48,335    $  44,378    $  91,500   $  80,629
                                =========    =========    =========   =========

Basic earnings per share        $     .43    $     .40    $     .82   $     .73
                                =========    =========    =========   =========

Diluted earnings per share      $     .43    $     .39    $     .81   $     .71
                                =========    =========    =========   =========



                            See accompanying notes.

                               CINTAS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                       Six Months Ended
                                                         November 30
                                                     -----------------------
                                                         1999         1998
                                                     ----------   ----------
Cash flows from operating activities:
------------------------------------
Net income                                              $91,500    $ 80,629

Adjustments to  reconcile  net  income
to  net  cash  provided  by  operating
activities:
  Depreciation                                           39,003      32,466
  Amortization of deferred charges                       10,553       9,191
  Deferred income taxes                                  11,810       6,036
  Change in current assets and liabilities,
  net of acquisitions of businesses:
    Accounts receivable                                 (23,870)    (25,322)
    Inventories                                           2,526      (7,324)
    Uniforms and other rental items in service          (10,489)    (12,068)
    Prepaid expenses                                     (1,307)     (1,858)
    Accounts payable                                       (246)     (8,375)
    Accrued compensation and related liabilities         (3,407)        (89)
    Accrued liabilities                                 (12,266)      1,601
    Income taxes payable                                  4,184      11,856
                                                       --------    --------
Net cash provided by operating activities               107,991      86,743

Cash flows from investing activities:
------------------------------------
Proceeds from divestiture of certain facilities           8,769      20,044
Capital expenditures                                    (81,914)    (89,204)
Proceeds from sale or redemption of
  marketable securities                                  62,423      80,386
Purchase of marketable securities                       (57,455)    (67,081)
Acquisitions of businesses, net of cash acquired         (7,315)     (5,099)
Other                                                      (922)      6,404
                                                       --------    --------
    Net cash used by investing activities               (76,414)    (54,550)

Cash flows from financing activities:
------------------------------------
Repayment of long-term debt                             (23,858)    (38,807)
Issuance of common stock                                  2,370       1,354
Pre merger dividends to former UTY owners                  --          (846)
Other                                                       538      (2,851)
                                                       --------    --------
    Net cash used in financing activities               (20,950)    (41,150)

Net increase/(decrease) in cash and cash equivalents     10,627      (8,957)

Cash and cash equivalents at beginning of period         15,803      13,423
                                                       --------    --------

Cash and cash equivalents at end of period             $ 26,430    $  4,466
                                                       ========    ========



                             See accompanying notes.

                               CINTAS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                      (In thousands except per share data)

1. The consolidated condensed financial statements of Cintas Corporation included herein have been prepared by Cintas, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. While we believe that the disclosures are adequately presented, it is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes included in our most recent annual report for the fiscal year ended May 31, 1999. A summary of our significant accounting policies is presented on page 27 of our most recent annual report. There have been no material changes in the accounting policies followed by Cintas during fiscal year 2000. Certain fiscal 1999 amounts have been reclassified to conform to the fiscal 2000 presentation.

2. Interim results are subject to variations and are not necessarily indicative of the results of operations for a full fiscal year. In the opinion of management, adjustments (which include only normal recurring adjustments) necessary for a fair statement of the results of the interim periods shown have been made.

3. In March 1999, Cintas acquired Unitog Company, a rental and direct sale uniform provider. The acquisition was accounted for using the pooling of interests method of accounting. At that time, the accompanying consolidated financial statements were restated to include the financial position and operating results of Unitog for all periods.

4. The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective years:


                                         Three Months Ended   Six Months Ended
                                             November 30,        November 30
                                       --------------------   ------------------
                                          1999       1998      1999       1998
                                       ---------   --------   -------   --------
Numerator:
  Net income                            $ 48,335   $ 44,378  $ 91,500  $ 80,629

Denominator:
  Denominator for basic earnings per
  share-weighted avg. shares             111,265    110,358   111,132    110,402
                                        ========   ========   =======   ========

  Effect of dilutive securities-
  employee stock options                   1,956      2,214     2,052      2,492
                                        ========   ========   =======   ========

  Denominator for diluted earnings
  per share-adjusted weighted avg.
  shares and assumed conversions         113,221    112,572   113,184    112,894
                                        ========   ========   =======   ========

                               CINTAS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                      (In thousands except per share data)


                                      Three Months Ended      Six Months Ended
                                         November 30            November 30
                                      ------------------     -------------------
                                        1999      1998         1999      1998
                                      -------   --------     --------  ---------

     Basic earnings per share         $   .43   $    .40     $    .82   $  .73
                                      ========  =========    =========  ======

     Diluted earnings per share       $   .43   $    .39     $    .81   $  .71
                                      ========  =========    =========  ======


5. The components of comprehensive income for the three and six month periods ended November 30, 1999 and 1998 are as follows:


                                     Three Months Ended      Six Months Ended
                                         November 30           November 30
                                    --------------------   --------------------
                                      1999        1998       1999         1998
                                    --------    --------   --------    --------


     Net income                     $ 48,335    $ 44,378   $ 91,500    $ 80,629

     Other comprehensive income:

       Foreign currency
       translation adjustment            395         664        152      (2,801)
                                    --------    --------   --------    --------
     Comprehensive income           $ 48,730    $ 45,042   $ 91,652    $ 77,828
                                    ========    ========   ========    ========



6. Cintas classifies its businesses into two operating segments: Rentals and Other Services. The Rental operating segment designs and manufactures corporate identity uniforms which it rents, along with other items, to its customers. The Other Services operating segment involves the design, manufacture and direct sale of uniforms to its customers as well as the sale of ancillary services including sanitation supplies, first aid products and services and cleanroom supplies. All of these services are provided throughout the United States and Canada to businesses of all types
     - from small service and manufacturing companies to major corporations that employ thousands of people. Information as to the operations of our different business segments is set forth based on the distribution of products and services offered. Cintas evaluates performance based on several factors of which the primary financial measures are business segment revenue and income before income taxes.

                               CINTAS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)
                      (In thousands except per share data)

                                                Other
                                  Rentals      services    Corporate     Total
                               ------------   ---------   ----------  ----------
For the three months ended
  November 30, 1999
Revenue                        $    349,726   $ 116,123   $   --      $  465,849
                               ============   =========   =========   ==========
Income before income taxes     $     67,784   $  13,048   $ (2,822)   $   78,010
                               ============   =========   =========   ==========

For the three months ended
  November 30, 1998
Revenue                        $    320,342   $ 116,156   $   --      $  436,498
                               ============   =========   =========   ==========
Income before income taxes     $     61,437   $  13,777   $ (3,255)   $   71,959
                               ============   =========   =========   ==========

As of and for the six months
  ended November 30, 1999
Revenue                        $    694,243   $ 228,981   $   --      $  923,224
                               ============   =========   =========   ==========

Income before income taxes     $    129,828   $  23,906   $ (5,801)   $  147,933
                               ============   =========   =========   ==========

Total assets                   $  1,150,455   $ 242,333   $ 93,777    $1,486,565
                               ============   =========   =========   ==========

As of and for the six months
 ended November 30, 1998
Revenue                        $    637,833   $ 225,095   $   --      $  862,928
                               ============   =========   =========   ==========

Income before income taxes     $    115,558   $  22,003   $ (6,399)   $  131,162
                               ============   =========   =========   ==========

Total assets                   $  1,061,340   $ 227,846   $ 79,315    $1,368,501
                               ============   =========   =========   ==========

                               CINTAS CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Total revenues increased 7% for the three and six months ended November 30, over the same periods in fiscal 1999. Net rental revenue increased 9% for the three and six months ended November 30, over the same periods in the prior fiscal year, due primarily to growth in the customer base. This revenue growth came despite the disposition of linen volume occurring from September 1998 through November 1999 and the high rate of lost business occurring at Unitog operations prior to the merger. For the six months ended November 30, 1999 revenues from other services increased 2% over the same period in fiscal 1999, principally as a result of the increased sales of first aid supplies.

Net income increased 9% and 14% respectively, for the three and six months ended November 30, over the same periods in fiscal 1999. This increase in net income occurred even though income was recognized in the second quarter of fiscal 1999 by Unitog as a result of a $2.1 million pre-tax gain on the sale of certain linen facilities and a $2.0 million breach of contract settlement with a former customer. Diluted earnings per share increased 10% and 14%, respectively, for the three and six months ended November 30 over the same periods in fiscal 1999.

Net interest expense (interest expense less interest income) was $2,822,000 and $5,801,000, respectively, for the three and six months ended November 30 compared to $3,255,000 and $6,399,000, respectively, for the same periods in the prior fiscal year. Net interest expense has decreased primarily due to the repayment of long-term debt. Cintas' effective tax rate was approximately 38% in both periods of fiscal 2000 as well as fiscal 1999.

Cash, cash equivalents and marketable securities increased by $6 million at November 30, 1999 from May 31, 1999 primarily due to strong cash flow from operations. These sources will be used to finance future acquisitions and capital expenditures.

Net property, plant and equipment increased by $42 million from May 31, 1999 to November 30, 1999. At the end of the second quarter of fiscal 2000, we had nine uniform rental facilities in various stages of construction.

The integration of Unitog facilities and corporate functions are progressing as planned. Activity in the second quarter of fiscal 2000 related to the Special Charge accrual established in fiscal 1999 for the Unitog integration amounted to $2.9 million, primarily related to severance payments. The remaining balance at the end of the second quarter of fiscal 2000 is $2.0 million.

Financial Condition

At November 30, 1999, we had $94 million in cash, cash equivalents and marketable securities. We believe that our current cash position, funds anticipated to be generated from operations and the strength of our banking relationships are sufficient to meet our anticipated operational and capital needs requirements.

                               CINTAS CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Quantitative and Qualitative Disclosures About Market Risk

In its normal operations, we have market risk exposure to interest rates. There has been no significant change in our exposure to these risks which has been previously disclosed.

Impact of Year 2000

We have completed the changes required to ensure that all of our software, hardware and operating equipment will function properly with respect to dates in the year 2000 and thereafter. The total cost of these changes was not material and has been expensed as incurred. We incurred the majority of our Year 2000 costs during fiscal 1998, with substantially all of the remaining costs expensed in fiscal 1999. As of the date of this filing, our ability to manufacture and distribute products and services has not been adversely affected by Year 2000 issues.

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

                               CINTAS CORPORATION

Part II.  Other Information

     Item 4.   Submission of matters to a vote of security holders

               Cintas'  Annual  Shareholders'  meeting  was held on October  20,
               1999,  at  which  the   following   issues  were  voted  upon  by
               shareholders:

     Issue No. 1
     Authority to establish the number of Directors to be elected at the Meeting at eight.

     FOR  97,538,157  AGAINST  446,335  ABSTAIN  60,252    BROKER NON-VOTES    0
          ----------           -------           ------                      ---


     Issue No. 2
     Authority to elect eight Directors.

                                                                       Shares -
                                                                      Withheld
      Name                              Shares For                    Authority
-------------------                     ----------                    ----------
Richard T. Farmer                       96,405,493                    1,639,251
Scott D. Farmer                         96,392,678                    1,652,066
Gerald V. Dirvin                        96,558,337                    1,486,407
James J. Gardner                        96,284,523                    1,760,221
Roger L. Howe                           96,564,334                    1,480,410
Donald P. Klekamp                       95,950,730                    2,094,014
Robert J. Kohlhepp                      96,406,548                    1,638,196
John S. Lillard                         96,546,745                    1,497,999

                               CINTAS CORPORATION

     Issue No. 3
     Proposal for the new stock option plan.

FOR  76,216,312  AGAINST 12,268,532 ABSTAIN  214,209  BROKER NON-VOTES 9,345,691
     ----------          ----------          -------                   ---------

Item 6.  Exhibits and Reports on Form 8-K

          (a.) Exhibit Index

               Exhibit Number            Description of Exhibit
               --------------            -----------------------

                  10.13                  1999 Stock Option Plan

                   27                    Financial Data Schedule

          (b.) No reports were filed on Form 8-K during the quarter.


                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             CINTAS CORPORATION
                                                (Registrant)


                                             /s/William C. Gale
                                             -----------------------------------
Date:   January 10, 2000                     William C. Gale
                                             Vice President and Chief Financial
                                             Officer (Chief Accounting Officer)