Form 10-Q
period 2000-02-29
CINTAS CORP
filed 2000-04-07
CIK 723254

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended February 29, 2000

                                       OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

Commission file number 0-11399

                               CINTAS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           WASHINGTON                                          31-1188630
-------------------------------                           --------------------
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

Yes   X            No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                        Outstanding March 31, 2000
--------------------------                            --------------------------
Common Stock, no par value                                    167,457,774

                               CINTAS CORPORATION
                                      INDEX



                                                                        Page No.
                                                                        --------
Part I.  Financial Information

         Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets -
         February 29, 2000 and May 31, 1999................................ 3

         Consolidated Condensed Statements of Income -
         Three Months and Nine Months Ended February 29,
         2000 and February 28, 1999........................................ 4

         Consolidated Condensed Statements of
         Cash Flows - Nine Months Ended
         February 29, 2000 and February 28, 1999........................... 5

         Notes to Consolidated Condensed Financial Statements.............. 6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................... 9

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk.......................................................10


Part II. Other Information.................................................11

Signatures.................................................................12

                               CINTAS CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (In thousands except share data)

                                                    February 29,      May 31,
                                                        2000           1999
                                                    ------------    ------------
                                                    (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                         $    40,812     $    15,803
  Marketable securities                                  74,065          72,315
  Accounts receivable, net                              231,510         202,079
  Inventories                                           153,466         137,983
  Uniforms and other rental items in service            207,051         200,154
  Prepaid expenses                                        9,880           6,151
                                                    -----------     -----------
      Total current assets                              716,784         634,485

Property, plant and equipment, at cost, net             617,856         573,087

Other assets                                            209,244         200,246
                                                    -----------     -----------

                                                    $ 1,543,884     $ 1,407,818
                                                    ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                   $   52,406     $    46,783
  Accrued compensation and related liabilities           24,875          25,521
  Accrued liabilities                                    73,782          83,209
  Income taxes -
    Current                                               2,226            --
    Deferred                                             53,728          40,214
  Long-term debt due within one year                     16,035          16,370
                                                    -----------     -----------
    Total current liabilities                           223,052         212,097
Long-term debt due after one year                       255,390         283,581

Deferred income taxes                                    45,289          40,717
Shareholders' equity:
  Preferred stock, no par value,
    100,000 shares authorized,
    none outstanding                                       --              --
  Common stock, no par value,
    300,000,000 shares authorized,
    167,445,644 shares issued and
    outstanding (166,423,911 at May 31, 1999)            53,961          49,974
  Retained earnings                                     969,296         825,268
  Accumulated other comprehensive income                 (3,104)         (3,819)
                                                    -----------     -----------
    Total shareholders' equity                        1,020,153         871,423
                                                    -----------     -----------

                                                    $ 1,543,884     $ 1,407,818
                                                    ===========     ===========


                             See accompanying notes.

                               CINTAS CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands except per share data)


                                Three Months Ended        Nine Months Ended
                            ------------------------  --------------------------
                            February 29  February 28  February 29    February 28
                               2000         1999          2000           1999
                            -----------  -----------  -----------    -----------
Revenue:
  Rentals                    $355,739     $322,614     $1,049,982    $  960,447
  Other service               118,190      111,055        347,171       336,150
                              -------      -------      ---------     ----------

                              473,929       433,669     1,397,153     1,296,597
Costs and expenses
  (income):
  Cost of rentals             202,323       183,592       599,894       550,540
  Cost of other service
    revenue                    77,031        73,399       228,229       227,264
  Selling and admin.
    expenses                  112,701       111,929       333,422       316,483
  Interest income              (1,259)       (1,112)       (3,475)       (3,589)
  Interest expense              3,998         3,711        12,015        12,587
                           ----------    ----------    ----------    ----------
                              394,794       371,519     1,170,085     1,103,285
                           ----------    ----------    ----------    ----------

Income before income
  taxes                        79,135        62,150       227,068       193,312

Income taxes                   30,073        23,519        86,506        74,052
                           ----------    ----------    ----------    ----------

Net income                   $ 49,062      $ 38,631      $140,562      $119,260
                           ==========    ==========    ==========    ==========

Basic earnings per
  share                      $    .29      $    .23      $    .84      $    .72
                           ==========    ==========    ==========    ==========

Diluted earnings per
  share                      $    .29      $    .22      $    .83      $    .70
                           ==========    ==========    ==========    ==========



                             See accompanying notes.

                               CINTAS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                        Nine Months Ended
                                                  February 29        February 28
                                                     2000               1999
                                                  -----------        -----------
Cash flows from operating activities:
------------------------------------
Net income                                         $ 140,562         $ 119,260
Adjustments to reconcile
net income to net cash
provided by operating
activities:
  Depreciation                                        58,465            49,800
  Amortization of deferred charges                    15,239            14,504
  Deferred income taxes                               18,086             1,734
  Change in current assets and liabilities,
  net of acquisitions of businesses:
    Accounts receivable                              (23,016)           (9,732)
    Inventories                                      (13,181)          (10,282)
    Uniforms and other rental items in service        (8,914)          (15,924)
    Prepaid expenses                                  (3,628)           (1,182)
    Accounts payable                                   2,635           (11,222)
    Accrued compensation and related liabilities        (701)              937
    Accrued liabilities                              (11,429)           22,226
    Income taxes payable                               2,226              --
                                                   ---------         ---------
Net cash provided by operating activities            176,344           160,119

Cash flows from investing activities:
------------------------------------
Capital expenditures                                (124,234)         (128,109)
Proceeds from sale or redemption of
  marketable securities                               75,680           117,549
Purchase of marketable securities                    (77,430)         (103,130)
Acquisitions of businesses,
  net of cash acquired                               (21,754)           (9,533)
Proceeds from divestiture of
  certain facilities                                  21,578            19,911
Other                                                   (713)            4,842
                                                   ---------         ---------
  Net cash used by investing activities             (126,873)          (98,470)

Cash flows from financing activities:
------------------------------------
Proceeds from issuance of long-term debt             140,000            11,859
Repayment of long-term debt                         (168,549)          (55,055)
Issuance of common stock                               2,986             1,482
Dividends paid                                          --              (1,692)
Other                                                  1,101            (1,475)
                                                   ---------         ---------
  Net cash used by financing activities              (24,462)          (44,881)

Net increase in cash and
  cash equivalents                                    25,009            16,768

Cash and cash equivalents
  at beginning of period                              15,803            13,423
                                                   ---------         ---------

Cash and cash equivalents at
end of period                                      $  40,812         $  30,191
                                                   =========         =========




                             See accompanying notes.

                               CINTAS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                      (In thousands except per share data)

1. The consolidated condensed financial statements of Cintas Corporation included herein have been prepared by Cintas, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. While we believe that the disclosures are adequately presented, it is suggested that these consolidated condensed financial statements be read in conjunction with the finan-cial statements and notes included in our most recent annual report for the fiscal year ended May 31, 1999. A summary of our significant accounting policies is presented on page 27 of our most recent annual report. There have been no material changes in the accounting policies followed by Cintas during fiscal year 2000. Certain fiscal 1999 amounts have been reclassified to conform to the fiscal 2000 presentation.

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

4. On January 18, 2000, Cintas announced a 3-for-2 split of its common stock. The stock split was distributed on March 7, 2000 to shareholders of record on February 4, 2000. All share and per share data contained herein has been adjusted to reflect the stock split.

5. The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective years:

                                  Three Months Ended       Nine Months Ended
                               -----------------------  ------------------------
                               February 29 February 28  February 29  February 28
                                  2000        1999         2000          1999
                               ----------- -----------  -----------  -----------
     Numerator:
       Net income               $ 49,062    $ 38,631     $140,562     $119,260

     Denominator:
       Denominator for basic
       earnings per share-
       weighted avg. shares      167,368     166,224      166,921      165,960
                                ========    ========     ========     ========

       Effect of dilutive
       securities-employee
       stock options               1,948       3,450        2,849        3,506
                                ========    ========     ========     ========

                               CINTAS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                      (In thousands except per share data)


                                  Three Months Ended       Nine Months Ended
                               -----------------------  ------------------------
                               February 29 February 28  February 29  February 28
                                  2000        1999         2000          1999
                               ----------- -----------  -----------  -----------
     Denominator for diluted
     earnings per share-
     adjusted weighted avg.
     shares and assumed
     conversions                 169,316     169,674      169,770     169,466
                                ========    ========     ========     ========

     Basic earnings per share    $   .29    $    .23      $   .84      $   .72
                                ========    ========     ========     ========

     Diluted earnings per share  $   .29    $    .22      $   .83      $   .70
                                ========    ========     ========     ========


6. The components of comprehensive income for the three and nine month periods ended February 29, 2000 and February 28, 1999 are as follows:

                                  Three Months Ended       Nine Months Ended
                               -----------------------  ------------------------
                               February 29 February 28  February 29  February 28
                                  2000        1999         2000          1999
                               ----------- -----------  -----------  -----------
     Net income                $    49,062  $  38,631    $ 140,562    $ 119,260

     Other comprehensive
       income:
         Foreign currency
         translation adjustment        563        924          715       (1,877)
                                ----------  ---------    ---------    ----------

     Comprehensive income       $   49,625   $ 39,555    $ 141,277    $  117,383
                                ==========   ========    =========    ==========

7. Cintas classifies its businesses into two operating segments: Rentals and Other Services. The Rental operating segment designs and manufactures corporate identity uniforms which it rents, along with other items, to its customers. The Other Services operating segment involves the design, manufacture and direct sale of uniforms to its customers as well as the sale of ancillary services including sanitation supplies, first aid products and services and cleanroom supplies. All of these services are provided throughout the United States and Canada to businesses of all types
     - from small service and manufacturing companies to major corporations that employ thousands of people. Information as to the operations of our different business segments is set forth based on the distribution of products and services offered. Cintas evaluates performance based on several financial measures, which are primarily business segment revenue and income before income taxes.

                               CINTAS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                      (In thousands except per share data)


                                           Other
                              Rentals     Services      Corporate      Total
                             ----------  ----------    -----------   -----------
For the three months ended
  February 29, 2000
Revenue                      $  355,739   $  118,190   $       --     $  473,929
                             ==========   ==========   ============   ==========
Income before income taxes   $   68,144   $   13,730   $     (2,739)  $   79,135
                             ==========   ==========   ============   ==========

For the three months ended
  February 28, 1999
Revenue                      $  322,614   $  111,055   $       --     $  433,669
                             ==========   ==========   ============   ==========
Income before income taxes   $   54,113   $   10,636   $     (2,599)  $   62,150
                             ==========   ==========   ============   ==========

As of and for the nine
  months ended
  February 29, 2000
Revenue                      $1,049,982   $  347,171   $       --     $1,397,153
                             ==========   ==========   ============   ==========
Income before income taxes   $  197,972   $   37,636   $     (8,540)  $  227,068
                             ==========   ==========   ============   ==========
Total assets                 $1,187,835   $  241,172   $    114,877   $1,543,884
                             ==========   ==========   ============   ==========

As of and for the nine
  months ended
  February 28, 1999
Revenue                      $  960,447   $  336,150   $       --     $1,296,597
                             ==========   ==========   ============   ==========
Income before income taxes   $  169,671   $   32,639   $     (8,998)  $  193,312
                             ==========   ==========   ============   ==========
 Total assets                $1,061,340   $  227,846   $     79,315   $1,368,501
                             ==========   ==========   ============   ==========

                               CINTAS CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Total revenues increased 9% and 8% respectively, for the three and nine months ended February 29, 2000 over the same periods in fiscal 1999. The third quarter in fiscal 2000 included an extra work day in February due to the leap year. Net rental revenue increased 10% and 9%, respectively, for the three and nine months ended February 29, 2000 over the same periods in the prior fiscal year, due primarily to growth in the customer base. This revenue growth came despite the disposition of linen volume occurring from September 1998 through February 2000 and the high rate of lost business occurring at Unitog operations prior to the merger. For the three and nine months ended February 29, 2000 revenues from other services increased 6% and 3%, respectively, over the same periods in fiscal 1999, principally as a result of the increased sales of first aid supplies.

Net income increased 27% and 18%, respectively, for the three and nine months ended February 29, 2000 over the same periods in fiscal 1999. Diluted earnings per share increased 32% and 19%, respectively, for the three and nine months ended February 29, 2000 over the same periods in fiscal 1999. In the third quarter of last fiscal year, Unitog recorded a special charge related to environmental costs. Excluding that special charge, net income for the quarter increased 18% and diluted earnings per share for the quarter increased 16%.

Net interest expense (interest expense less interest income) was $2,739,000 and $8,540,000, respectively, for the three and nine months ended February 29, 2000 compared to $2,599,000 and $8,998,000, respectively, for the same periods in the prior fiscal year. The net interest expense for the third quarter of fiscal 2000 increased over the third quarter of fiscal 1999 because of the recent spike in interest rates as a result of actions taken by the Federal Reserve. Year to date interest expense has decreased primarily due to the repayment of long-term debt. Cintas' effective tax rate was approximately 38% in both periods of fiscal 2000 as well as fiscal 1999.

Cash, cash equivalents and marketable securities increased by $27 million at February 29, 2000 from May 31, 1999 primarily due to strong cash flow from operations. These sources will be used to finance future acquisitions and capital expenditures.

Net property, plant and equipment increased by $45 million from May 31, 1999 to February 29, 2000. At the end of the third quarter of fiscal 2000, we had eight uniform rental facilities in various stages of construction.

The integration of Unitog facilities and corporate functions are progressing as planned. Activity in the third quarter of fiscal 2000 related to the Special Charge accrual established in fiscal 1999 for the Unitog integration amounted to $1.4 million, primarily related to cash payments for severance. The remaining severance accrual at the end of the third quarter of fiscal 2000 is $.6 million.

Financial Condition

At February 29, 2000, we had $115 million in cash, cash equivalents and marketable securities. We believe that our current cash position, funds anticipated to be generated from operations and the strength of our banking relationships are sufficient to meet our anticipated operational and capital needs requirements.

                               CINTAS CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Quantitative and Qualitative Disclosures About Market Risk

In our normal operations, we have market risk exposure to interest rates. There has been no significant change in our exposure to these risks which has been previously disclosed.

Impact of Year 2000

We have completed the changes required to ensure that all of our software, hardware and operating equipment will function properly with respect to dates in the year 2000 and thereafter. The total cost of these changes was not material and was expensed as incurred. We incurred the majority of our Year 2000 costs during fiscal 1998, with substantially all of the remaining costs expensed in fiscal 1999. As of the date of this filing, our ability to manufacture and distribute products and services has not been adversely affected by Year 2000 issues.

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

                               CINTAS CORPORATION

Part II.  Other Information

     Item 5.   Other Events

               On January 18, 2000, Cintas declared an annual cash dividend of $.19 per share on outstanding common stock, a 27% increase over the dividend paid in the prior year. The dividend was payable on March 7, 2000 to shareholders of record as of February 4, 2000.

     Item 6.   Exhibits and Reports on Form 8-K.

               (a)  Exhibit Index

               Exhibit Number                Description of Exhibit
               --------------           ----------------------------------------
                    27.1                Financial Data Schedule

                    27.2                Financial Data Schedule -
                                        Restated Six Months Ended November 1999

                    27.3                Financial Data Schedule -
                                        Restated Three Months Ended August 1999

                    27.4                Financial Data Schedule -
                                        Restated Twelve Months Ended May 1999

                    27.5                Financial Data Schedule -
                                        Restated Nine Months Ended February 1999

                    27.6                Financial Data Schedule -
                                        Restated Six Months Ended November 1998

                    27.7                Financial Data Schedule -
                                        Restated Three Months Ended August 1998

                  (b)  No reports were filed on Form 8-K during the quarter

                                   Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CINTAS CORPORATION
                                      (Registrant)



                                      /s/William C. Gale
                                      ----------------------------------------
Date:   April 7, 2000                 William C. Gale
                                      Vice President and Chief Financial Officer
                                      (Chief Accounting Officer)