Form 10-K
period 2000-05-31
CINTAS CORP
filed 2000-08-28
CIK 723254

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES X EXCHANGE ACT OF 1934 For the Fiscal Year Ended May 31, 2000
---

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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

                          YES                     NO
                          ---                     --
                           X
                          ---                     --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.

The aggregate market value of Common Stock held by nonaffiliates is $7,108,872,271 based on a closing price of $42.1875 on August 24, 2000. As of August 24, 2000, 168,506,602 shares of no par value Common Stock were issued and outstanding.

                       Documents Incorporated by Reference

Portions of the Registrant's Annual Report to Shareholders for 2000 furnished to the Commission pursuant to Rule 14a-3(b) and portions of the Registrant's Proxy Statement to be filed with the Commission for its 2000 annual meeting are incorporated by reference in Parts II and III as specified.

                               CINTAS CORPORATION
                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K


                                                                            PAGE
                                                                            ----
Part I

         Item 1.     -   Business.                                             3
         Item 2.     -   Properties.                                           4
         Item 3.     -   Legal Proceedings.                                    5
         Item 4.     -   Submission of Matters to a Vote of Security Holders.  5

Part II

         Item 5.     -   Market for Registrant's Common Equity and Related
                           Stockholder Matters.                                6
         Item 6.     -   Selected Financial Data.                              6
         Item 7.     -   Management's Discussion and Analysis of Financial
                           Condition and Results of Operations.                6
         Item 7A.    -   Quantitative and Qualitative Disclosure About
                         Market Risk.                                          6

         Item 8.     -   Financial Statements and Supplementary Data.          6
         Item 9.     -   Changes in and Disagreements with Accountants on
                           Accounting and Financial Disclosure.                6

Part III

         Item 10.    -   Directors and Executive Officers of the Registrant.   7
         Item 11.    -   Executive Compensation.                               7
         Item 12.    -   Security Ownership of Certain Beneficial Owners
                           and Management.                                     7
         Item 13.    -   Certain Relationships and Related Transactions.       7

Part IV

         Item 14.    -   Exhibits, Financial Statement Schedules and
                           Reports on Form 8-K.                                7

                                     PART I
                                     ITEM 1.
                                    BUSINESS

Cintas Corporation is a publicly held company, and is primarily a corporate identity uniform company which also provides ancillary services as discussed below. The Company was founded in 1968 by Richard T. Farmer, Chairman of the Board, when he left his family's industrial laundry business in order to develop uniform programs using an exclusive new fabric. In the early 1970's, Cintas acquired the family industrial laundry business.

Cintas provides a highly specialized service to businesses of all types - from small service and manufacturing companies to major corporations that employ thousands of people. The Company classifies its businesses into two operating segments: Rentals and Other Services. The Rentals operating segment designs and manufactures corporate identity uniforms which it rents, along with other items, to its customers. The Other Services operating segment involves the design, manufacture and direct sale of uniforms to its customers as well as the sale of ancillary services including sanitation supplies, first aid and safety products and services and cleanroom supplies.

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

The service provided to the rental markets served by the Company principally consists of the rental and cleaning of uniforms as well as providing on-going uniform replacements as required to each customer. The Company also offers ancillary products which includes the rental or sale of entrance mats, fender covers, towels, mops, linen products and first aid and safety products and services.

Due to its diverse customer base and average account size, the loss of one account would not have a significant financial impact on the Company.

In its sale of customized uniforms, Cintas competes on a national basis with other uniform suppliers and manufacturers.

The Company operates fourteen manufacturing facilities, which provide for a substantial amount of its standard uniform needs. Additional products are purchased from several outside suppliers. Because of the Company's ability to manufacture much of its own uniform needs, the loss of one vendor would not have a significant impact on the Company. The Company purchases fabric, used in its manufacturing process, from several suppliers. The Company is not aware of any circumstances that would hinder its ability to obtain these materials.

The Company does not anticipate any material capital expenditures for environmental remediation that would have a material effect on its financial condition. The Company is not aware of any material non-compliance with environmental laws.

At May 31, 2000, the Company employed approximately 22,500 employees of which approximately 900 were represented by labor unions. The Company considers its relationship with its employees to be satisfactory.

The table sets forth the revenues derived from each service provided by Cintas.


                                                              Year Ended May 31
                                           2000                      1999               1998
                                           ----                      ----               ----
                                                                (in thousands)
Rentals                              $      1,424,892       $    1,297,248      $    1,090,577
Other Services                                477,099              454,320             386,368
                                     -----------------      --------------      --------------
                                     $      1,901,991       $    1,751,568      $    1,476,945
                                     =================      ==============      ==============

                                     ITEM 2.
                                   PROPERTIES

The Company occupies 269 facilities located in 207 cities, of which 106 facilities are leased for various terms ranging from monthly to the year 2019. The Company expects that it will be able to renew its leases on satisfactory terms. All other properties are owned. The corporate offices provide centrally located administrative functions including accounting, finance, marketing and computer system development and support. The Company operates processing plants that house administrative, sales and service personnel and the necessary equipment involved in the cleaning of uniforms and bulk items. Branch operations provide administrative, sales and service functions. Cintas operates six distribution facilities and has fourteen manufacturing plants. The Company also operates facilities that distribute first aid products. The Company considers the facilities it operates to be adequate for their intended use. The Company owns or leases 5,918 vehicles.

The following chart provides additional information concerning Cintas' facilities:


                Type of Facility                               # of Facilities
                ----------------                               ---------------
                Processing Plant                                     131

                Branch                                                70

                First Aid Facility                                    38

                Distribution Center                                    6

                Manufacturing Facility                                14

                Direct Sales Office                                   10
                                                               ------------
                Total                                                269

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

In acquiring Unitog in March 1999, the Company became a potentially responsible party, and thus faces the possibility of joint and several liability under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) in connection with alleged environmental contamination in an area near a rental facility in Tempe, Arizona. This facility, located near the South Indian Bend Wash Federal Superfund (SIBW) site, has been tested for soil and groundwater contamination. Soil testing at the Company's facility detected volatile organic compounds, and the Company immediately took action to remediate such contamination. Groundwater testing in the area of the Company's property has detected a very low level of volatile organic compound contamination. The United States Environmental Protection Agency (EPA) in March 1999 issued a Record of Decision to the effect that groundwater contamination in the vicinity of the Company's plant does not warrant remediation at this time. Instead, the low levels of groundwater contamination near the Company's facility will be monitored and allowed to attenuate naturally. The Record of Decision requires active groundwater remediation in other parts of the SIBW site, which are believed to be unrelated to the Company. According to the Record of Decision, the EPA estimates that the 30 year net present value of costs to be incurred to remediate and monitor groundwater contamination at the SIBW site is $22 million. It is possible that the EPA will attempt to recover from the potentially responsible parties the costs it has incurred to date with respect to the SIBW site as well as the costs it expects to incur going forward.

As part of the Agreement and Plan of Merger between Unitog Company and the Company, the Company performed environmental testing at nine previously untested Unitog laundry facilities. The testing resulted in the discovery of soil and groundwater contamination at certain of these sites.

As a result of all of the environmental matters noted above, the Company recorded a charge to operating expense of $5 million during the third quarter of fiscal 1999 to reflect its current estimate of the additional costs to be incurred relative to these sites. At May 31, 2000, the Company has an undiscounted liability of $5.2 million for environmental matters.

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

None in the fourth quarter of fiscal 2000.

                                     PART II
                                     ITEM 5.
                      MARKET FOR REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

"Market for Registrant's Common Stock and Security Holder Information" on page 39 of the Registrant's Annual Report to Shareholders for 2000 is incorporated herein by reference. Dividend information is incorporated by reference to the Consolidated Statements of Shareholders' Equity on page 20. Dividends on the outstanding Common Stock are paid annually and amounted to $.19 and $.15 per share in fiscal 2000 and 1999, respectively.

During the quarterly period ended May 31, 2000, the Registrant issued 40,509 shares of Common Stock as the result of an adjustment to the consideration payable in connection with the acquisition of a company in April 1998. The issuance occurred in a transaction separate from the 1998 closing and the securities were issued to a total of 21 selling shareholders. These issuances were exempt from the registration requirements of the Securities Act of 1933 as private offerings pursuant to Section 4(2) of the Act.

                                     ITEM 6.
                             SELECTED FINANCIAL DATA

The "Eleven Year Financial Summary" on page 17 of the Registrant's Annual Report to Shareholders for 2000 is incorporated herein by reference.

                                     ITEM 7.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Management's Discussion and Analysis of Financial Condition and Results of Operations" commencing on page 35 of the Registrant's Annual Report to Shareholders for 2000 is incorporated herein by reference.

                                    ITEM 7A.
                     QUANTITATIVE AND QUALITATIVE DISCLOSURE
                                ABOUT MARKET RISK

"Quantitative and Qualitative Disclosure About Market Risk" on page 37 of the Registrant's Annual Report to Shareholders for 2000 is incorporated herein by reference.

                                     ITEM 8.
                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Financial Statements of the Registrant shown on pages 18 through 34 of its Annual Report to Shareholders for 2000 are incorporated herein by reference:

Consolidated Statements of Income for the years ended May 31, 2000, 1999 and
1998

Consolidated Balance Sheets as of May 31, 2000 and 1999

Consolidated Statements of Shareholders' Equity for the years ended May 31, 2000, 1999 and 1998

Consolidated Statements of Cash Flows for the years ended May 31, 2000, 1999 and 1998

Notes to Consolidated Financial Statements Report of Independent Auditors

                                     ITEM 9.
                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

Items 10., 11., 12., and 13. of Part III are incorporated by reference to the Registrant's Proxy Statement for its 2000 Annual Shareholders' Meeting to be filed with the Commission pursuant to Regulation 14A.

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

(a) (2) Financial Statement Schedule:

For each of the three years in the period ended May 31, 2000.

Schedule II: Valuation and Qualifying Accounts and Reserves.

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto.

         (a)(3) Exhibits.

         Exhibit                                                          Filing
         Number    Description of Exhibit                                 Status
         -------   ----------------------                                 ------
           3.1     Restated Articles of Incorporation                     (1)

           3.2     By-laws                                                (1)

           3.3     Amendments to the Articles of Incorporation of
                   Cintas Corporation                                     (2)

         Management Compensatory Contracts (Exhibits 10.1-10.11)

           10.1    Incentive Stock Option Plan                            (3)

           10.2    Partners' Plan, as Amended                             (4)

           10.3    1990 Directors' Stock Option Plan                      (5)

           10.4    1994 Directors' Stock Option Plan                      (6)

           10.5    Agreement and Plan of Merger and Reorganization        (7)
                   dated January 12, 1998 by and among Uniforms To
                   You and Company, Cintas Merger Sub, Inc. -
                   Illinois, other acquired companies, certain shareholders and Cintas Corporation

           10.6    Agreement and Plan of Merger dated January 9,1999      (8)
                   by and among Unitog Company, Cintas Image
                   Acquisition Company and Cintas Corporation

           10.7    Amendment No. 1 to Agreement and Plan of Merger        (9)
                   dated March 23, 1999 by and among Unitog
                   Company, Cintas Image Acquisition Company and
                   Cintas Corporation

           10.8    Unitog Company 1992 Stock Option Plan                  (10)

           10.9    Amendment No. 1 to Unitog Company 1992 Stock Option
                   Plan (11)

           10.10   Unitog Company 1997 Stock Option Plan                  (12)

           10.11   2000 Employee Stock Option Plan                        (13)

           13      2000 Annual Report to Shareholders (a)         filed herewith

           21      Subsidiaries of the Registrant                 filed herewith

           23      Consent of Independent Auditors                filed herewith

           27      Financial Data Schedule - Twelve Months
                   Ended May 2000                                 filed herewith

(a) Only portions of the 2000 Annual Report to Shareholders specifically incorporated by reference are filed herewith. A supplemental paper copy of this report will be provided to the SEC for informational purposes.

(1) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended May 31, 1989.

(2)  Incorporated by reference to the Company's 1994 Proxy Statement.

(3) Incorporated by reference to the Company's Registration Statement No. 33-23228 on Form S-8 filed under the Securities Act of 1933.

(4) Incorporated by reference to the Company's Registration Statement No. 33-56623 on Form S-8 filed under the Securities Act of 1933.

(5) Incorporated by reference to the Company's Registration Statement No. 33-71124 on Form S-8 filed under the Securities Act of 1933.

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

(12) Incorporated by reference to the Unitog Company's 1997 Proxy Statement.

(13) Incorporated by reference to the Company's Form 10-Q for the quarter ended November 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINTAS CORPORATION

DATE SIGNED: August 28, 2000                /s/ Robert J. Kohlhepp
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


Signature                                      Capacity                                       Date
---------                                      --------                                       ----
/s/  Richard T. Farmer                         Chairman of the Board
-----------------------                        of Directors                              August 28, 2000
Richard T. Farmer


/s/  Robert J. Kohlhepp                        Chief Executive
-----------------------                        Officer and Director                      August 28, 2000
Robert J. Kohlhepp


/s/  Scott D. Farmer                           President, Chief Operating
-----------------------                        Officer and Director                      August 28, 2000
Scott D. Farmer


/s/  James J. Gardner                          Director                                  August 28, 2000
-----------------------
James J. Gardner


/s/  Donald P. Klekamp                         Director                                  August 28, 2000
-----------------------
Donald P. Klekamp


/s/  William C. Gale                           Vice President and Chief
-----------------------                        Financial Officer (Principal
William C. Gale                                Financial and Accounting
                                               Officer)                                  August 28, 2000

                               CINTAS CORPORATION

          Schedule II - Valuation and Qualifying Accounts and Reserves
                                 (In Thousands)


                                                                                ADDITIONS
                                                                      ----------------------------
                                                                         (1)              (2)            (3)
                                                      BALANCE AT      CHARGED TO       CHARGED TO                       BALANCE
                                                      BEGINNING       COSTS AND          OTHER                         AT END OF
            DESCRIPTION                                OF YEAR         EXPENSES         ACCOUNTS       DEDUCTIONS         YEAR
            -----------                               --------------------------------------------------------------------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS

     May 31, 1998                                       $6,745           $3,206            $960          $2,933          $7,978
                                                      =========================================================================

     May 31, 1999                                       $7,978           $3,576          $1,447          $4,247          $8,754
                                                      =========================================================================

     May 31, 2000                                       $8,754           $1,994          $1,123          $4,507          $7,364
                                                      =========================================================================

RESERVE FOR OBSOLETE INVENTORY

     May 31, 1998                                      $18,738           $6,899          $1,033          $3,348         $23,322
                                                      =========================================================================

     May 31, 1999                                      $23,322          $13,104          $1,930          $6,503         $31,853
                                                      =========================================================================

     May 31, 2000                                      $31,853           $1,220 (4)        $821         $11,590 (5)     $22,304
                                                      =========================================================================

(1) Represents amounts charged to expense to increase reserve for estimated future bad debts or to increase reserve for obsolete inventory. Amounts related to inventory are computed by performing a thorough analysis of future marketability by specific inventory item.
(2) Represents an increase in the appropriate balance sheet reserve due to acquisitions during the respective period, excluding Uniforms To You and Unitog Company.
(3) Represents reductions in the balance sheet reserve due to the actual write-off of non-collectible accounts receivable or the physical disposal of obsolete inventory items. These amounts do not impact the Company's income statement.
(4) In the years ended May 31, 1998 and 1999, Cintas acquired several new businesses resulting in a broader and more complex product line. The amount recorded in the year ended May 31, 2000 was significantly less than in the prior years due to the extensive improvements made in product development, forecasting, distribution and sourcing for these acquired operations. Such improvements have resulted in significantly reducing the exposure to obsolete inventory.
(5) Represents inventory values either contributed to charitable organizations or destroyed. A reserve for obsolescence was recognized as an expense in prior periods. Most of these amounts were attributed to inventories from acquired companies.