Form 10-Q
period 2000-08-31
CINTAS CORP
filed 2000-10-11
CIK 723254

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


( X )          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2000

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

Yes   X            No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                 Outstanding September 29, 2000
--------------------------                        ------------------------------
Common Stock, no par value                                  168,653,922

                                                CINTAS CORPORATION
                                                       INDEX



                                                                        Page No.
                                                                        --------
Part I. Financial Information

 Item 1.   Financial Statements

           Consolidated Condensed Balance Sheets -
               August 31, 2000 and May 31, 2000                             3

           Consolidated Condensed Statements of Income -
               Three Months Ended August 31, 2000 and 1999                  4

           Consolidated Condensed Statements of Cash Flows -
               Three Months Ended August 31, 2000 and 1999                  5

           Notes to Consolidated Condensed Financial Statements             6

 Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          8

 Item 3.   Quantitative and Qualitative Disclosures About
               Market Risk                                                  8


Part II.     Other Information                                             10

Signatures                                                                 10

                               CINTAS CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (In thousands except share data)

                                                   August 31, 2000  May 31, 2000
                                                   ---------------  ------------
                                                     (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                        $    30,509    $    52,182
   Marketable securities                                 47,754         57,640
   Accounts receivable, net                             239,023        225,735
   Inventories                                          175,549        164,906
   Uniforms and other rental items in service           218,287        213,770
   Prepaid expenses                                       8,125          7,237
                                                    -----------    -----------
         Total current assets                           719,247        721,470

Property, plant and equipment, at cost, net             663,541        642,507

Other assets                                            220,014        217,365
                                                    -----------    -----------

                                                    $ 1,602,802    $ 1,581,342
                                                    ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                 $    47,030    $    50,976
   Accrued compensation and related liabilities          26,601         28,140
   Accrued liabilities                                   62,269         90,058
   Deferred income taxes                                 59,323         49,614
   Long-term debt due within one year                    16,201         16,604
                                                    -----------    -----------
         Total current liabilities                      211,424        235,392

Long-term debt due after one year                       247,317        254,378
Deferred income taxes                                    52,036         48,696
Shareholders' equity:
   Preferred stock, no par value,
         100,000 shares authorized,
         none outstanding                                    --             --
   Common stock, no par value,
         300,000,000 shares authorized,
         168,512,002 shares issued
         and outstanding (168,281,506
         at May 31, 2000)                                55,472         54,738
   Retained earnings                                  1,040,220        992,450
   Accumulated other comprehensive income                (3,667)        (4,312)
                                                    -----------    -----------
         Total shareholders' equity                   1,092,025      1,042,876
                                                    -----------    -----------

                                                    $ 1,602,802    $ 1,581,342
                                                    ===========    ===========

                             See accompanying notes.

                               CINTAS CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands except per share data)

                                                     Three Months Ended
                                                          August 31,
                                                  ---------------------------
                                                       2000          1999
                                                  ----------      -----------
Revenue:
   Rentals                                        $  389,627      $ 344,517
   Other services                                    132,332         112,858
                                                  -----------     -----------
                                                     521,959         457,375

Costs and expenses (income):
   Cost of rentals                                   217,821         197,927
   Cost of other services                             86,873          75,159
   Selling and administrative expenses               132,936         111,387
   Interest income                                   (1,260)         (1,130)
   Interest expense                                    4,087           4,109
                                                  -----------     -----------
                                                     440,457         387,452
                                                  -----------     -----------

Income before income taxes                            81,502          69,923

Income taxes                                          30,653          26,758
                                                  -----------     -----------

Net income                                        $   50,849      $  43,165
                                                  ===========     ===========

Basic earnings per share                          $    .30        $   .26
                                                  ===========     ===========

Diluted earnings per share                        $    .30        $   .25
                                                  ===========     ===========


                             See accompanying notes.

                               CINTAS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                       Three Months Ended
                                                           August 31,
                                                  --------------------------
Cash flows from operating activities:                2000            1999
------------------------------------              ---------       ----------

   Net income                                     $  50,849       $  43,165
   Adjustments to reconcile net
   income to net cash provided
   by operating activities:
      Depreciation                                   21,591          18,686
      Amortization of deferred charges                6,025           4,817
      Deferred income taxes                          13,049           5,716
      Change in current assets and
      liabilities, net of acquisitions
      of businesses:
         Accounts receivable                        (12,705)         (1,784)
         Inventories                                (10,883)          3,278
         Uniforms and other rental
           items in service                          (4,586)           (305)
         Prepaid expenses                              (914)         (1,521)
         Accounts payable                            (4,586)            691
         Accrued compensation and
           related liabilities                       (1,472)         (6,721)
         Accrued liabilities                        (28,053)         (6,383)
                                                  ----------      ----------
Net cash provided by operating activities            28,315          59,639

Cash flows from investing activities:
------------------------------------

   Proceeds from divestiture
     of certain facilities                              ---           7,115
   Capital expenditures                             (42,270)        (52,803)
   Proceeds from sale or redemption
     of marketable securities                        19,017          31,963
   Purchase of marketable securities                 (9,131)        (10,070)
   Acquisitions of businesses,
     net of cash acquired                              (572)         (9,447)
   Other                                             (7,992)          4,691
                                                  ----------      ----------
Net cash used in investing activities               (40,948)        (28,551)

Cash flows from financing activities:
------------------------------------

   Repayment of long-term debt                      (10,420)        (17,101)
   Issuance of common stock                             687           1,894
   Other                                                693             116
                                                  ----------      ----------
Net cash used in financing activities                (9,040)        (15,091)

Net (decrease) increase in cash
  and cash equivalents                              (21,673)         15,997

Cash and cash equivalents at
  beginning of period                                52,182          15,803
                                                  ----------      ----------

Cash and cash equivalents
  at end of period                                $  30,509       $  31,800
                                                  ==========      ==========



                             See accompanying notes.

                               CINTAS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                  (Amounts in thousands except per share data)

1. The consolidated condensed financial statements of Cintas Corporation included herein have been prepared by Cintas, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. While we believe that the disclosures are adequately presented, it is suggested that these consolidated condensed financial statements are read in conjunction with the financial statements and notes included in our most recent annual report for the fiscal year ended May 31, 2000. A summary of our significant accounting policies is presented on page 22 of our most recent annual report. There have been no material changes in the accounting policies followed by Cintas during fiscal year 2001.

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

4. The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective periods:

                                                        August          August
                                                         2000            1999
                                                      ----------       --------
     Numerator:
     Net income                                       $   50,849       $ 43,165
                                                      ==========       ========

     Denominator:
     Denominator for basic earnings per share-
       weighted average shares                           168,366        166,502
                                                      ==========       ========

     Effect of dilutive securities-employee
       stock options                                       2,851          3,262
                                                      ----------       --------

     Denominator for diluted earnings
       per share-adjusted weighted
       average shares and assumed conversions            171,217        169,764
                                                      ==========       ========

     Basic earnings per share                         $      .30       $    .26
                                                      ==========       ========

     Diluted earnings per share                       $      .30       $    .25
                                                      ==========       ========

5. The components of comprehensive income for the three-month periods ended August 31, 2000 and 1999 are as follows:

                                           August 2000        August 1999
                                           -----------        -----------

     Net income                              $50,849           $43,165

     Other comprehensive income:
     Foreign currency translation
     Adjustment                                  645              (243)
                                           ==========         =========
     Comprehensive income                    $51,494           $42,922
                                           ==========         =========

6. Cintas classifies its businesses into two operating segments: Rentals and Other Services. The Rentals operating segment designs and manufactures corporate identity uniforms which it rents, along with other items, to its customers. The Other Services operating segment involves the design, manufacture and direct sale of uniforms to its customers, as well as the sale of ancillary services including sanitation supplies, first aid products and services and cleanroom supplies. All of these services are provided throughout the United States and Canada to businesses of all types
     - from small service and manufacturing companies to major corporations that employ thousands of people. Information about our different business segments is set forth based on the distribution of products and services offered. Cintas evaluates performance based on several factors of which the primary financial measures are business segment revenue and income before income taxes.

                                                 Other
                                    Rentals     Services   Corporate    Total
                                  -----------   --------   ---------  ----------
     As of and for the three
        months ended
        August 31, 2000
     Revenue                       $  389,627   $132,332   $    --    $  521,959
                                   ==========   ========   ========   ==========
     Income before income taxes    $   73,229   $ 11,100   $(2,827)   $   81,502
                                   ==========   ========   ========   ==========
     Total assets                  $1,220,699   $303,840   $78,263    $1,602,802
                                   ==========   ========   ========   ==========

     As of and for the three
        months ended
        August 31, 1999
     Revenue                       $  344,517   $112,858   $    --    $  457,375
                                   ==========   ========   ========   ==========
     Income before income taxes    $   62,043   $ 10,859   $(2,979)   $   69,923
                                   ==========   ========   ========   ==========
     Total assets                  $1,115,564   $231,416   $82,223    $1,429,203
                                   ==========   ========   ========   ==========

                               CINTAS CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Total revenue increased 14% in the first quarter of fiscal 2001 over the same period in fiscal 2000. Net rental revenue increased 13% for the three months ended August 31, 2000 over the same period in the prior fiscal year primarily due to growth in the customer base. First quarter revenue from the sale of uniforms and other direct sale items increased 17% over the prior year's first quarter, as a result of the increased sales in our catalog business, as well as our First Aid and Safety, Cleanroom, National Account and Uniforms To You divisions.

Net income and basic earnings per share increased 18% and 15%, respectively, for the three months ended August 31, 2000, over the same period in fiscal 2000.

Net interest expense (interest expense less interest income) was $2,827,000 for the first quarter of fiscal 2001 compared to $2,979,000 in the first quarter of fiscal 2000. Net interest expense has decreased primarily due to the repayment of long-term debt. Also, in February 2000, we refinanced our variable rate bank debt and replaced it with our own commercial paper program. Cintas received an A1/P1 rating from Standard & Poor's and Moody's. Cintas' effective tax rate was 37.6% and 38.3% respectively, for the three months ended August 31, 2000 and August 31, 1999. The decrease was primarily the result of a decrease in state and local income taxes attributable to state tax planning programs.

Cash, cash equivalents and marketable securities decreased by $32 million at August 31, 2000 from May 31, 2000 due to capital expenditures for new uniform facilities and an acceleration in sales growth causing our working capital assets, primarily accounts receivable and inventories, to increase. In addition, we prefunded the majority of our medical costs into a VEBA Trust, thereby generating a favorable tax impact. The cash, cash equivalents and marketable securities will be used to finance future acquisitions and capital expenditures.

Net property, plant and equipment increased by $21 million from May 31, 2000 to August 31, 2000. At the end of the first quarter of fiscal 2001, we had thirteen uniform rental facilities in various stages of construction.

Financial Condition

At August 31, 2000, we had $78 million in cash, cash equivalents and marketable securities. We believe that our current cash position, funds generated from operations and the strength of our banking relationships are sufficient to meet our anticipated operational and capital requirements.

Quantitative and Qualitative Disclosures About Market Risk

In our normal operations, Cintas has market risk exposure to interest rates. There has been no significant change in our exposure to these risks, which has been previously disclosed.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides safe harbor from civil litigation for forward-looking statements. This report contains forward-looking statements that reflect our current views as to future events and financial performance with respect to its operations. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in this report. Factors that might cause such a difference include the possibility of greater than anticipated operating costs, lower sales volumes, the performance and costs of integration of acquisitions, fluctuations in costs of materials and labor, the outcome of pending environmental matters and the reactions of competitors in terms of price and service. Forward-looking statements speak only as of the date made. Cintas undertakes no obligation to update any forward-looking statements to reflect the events or circumstances arising after the date of which they are made.

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

                                    CINTAS CORPORATION
                                      (Registrant)



Date:   October 11, 2000            /s/William C. Gale
                                    ------------------------------------------
                                    William C. Gale
                                    Vice President and Chief Financial Officer
                                    (Chief Accounting Officer)