Form 10-Q
period 2000-11-30
CINTAS CORP
filed 2001-01-03
CIK 723254

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2000

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

(State or other jurisdiction of                                                                                                       (I.R.S. Employer
incorporation or organization)                                                                                                 (Identification No.)

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

        Yes         X                No

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

                 Class                                                         Outstanding December 15, 2000
-------------------------------                                    -----------------------------------
Common Stock, no par value                                                  168,756,504

CINTAS CORPORATION
INDEX

                                                                                      Page No.
                                                                                      --------
Part I. Financial Information

        Item 1.   Financial Statements

                  Consolidated Condensed Balance Sheets -
                      November 30, 2000 and May 31, 2000                                   3

                  Consolidated Condensed Statements of Income -
                      Three Months and Six Months Ended November 30, 2000 and 1999         4

                  Consolidated Condensed Statements of Cash Flows -
                      Six Months Ended November 30, 2000 and 1999                          5

                  Notes to Consolidated Condensed Financial Statements                     6

        Item 2.   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                  9

        Item 3.   Quantitative and Qualitative Disclosures About
                      Market Risk                                                         10

Part II.     Other Information                                                            11

Signatures                                                                                12

CINTAS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands except share data)

                                                                           November 30,                  May 31,
                                                                               2000                       2000
                                                                       ----------------------     ----------------------
                                                                            (Unaudited)

ASSETS
------

Current assets:
   Cash and cash equivalents                                             $           34,176           $          52,182
   Marketable securities                                                             37,311                      57,640
   Accounts receivable, net                                                         252,537                     225,735
   Inventories                                                                      200,449                     164,906
   Uniforms and other rental items in service                                       230,119                     213,770
   Prepaid expenses                                                                   8,530                       7,237
                                                                       ----------------------     ----------------------
     Total current assets                                                           763,122                     721,470

Property and equipment, at cost, net                                                678,065                     642,507

Other assets                                                                        229,586                     217,365
                                                                       ----------------------     ----------------------

                                                                         $        1,670,773           $       1,581,342
                                                                       ======================     ======================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
   Accounts payable                                                      $           55,362           $         50,976
   Accrued compensation and related liabilities                                      29,233                     28,140
   Accrued liabilities                                                               67,555                     90,058
   Deferred income taxes                                                             60,138                     49,614
   Long-term debt due within one year                                                15,850                     16,604
                                                                       ----------------------     ----------------------
     Total current liabilities                                                      228,138                    235,392
Long-term debt due after one year                                                   238,939                    254,378
Deferred income taxes                                                                53,344                     48,696
Shareholders' equity:
   Preferred stock, no par value,
     100,000 shares authorized, none outstanding                                       ----                       ----
   Common stock, no par value,
     425,000,000 shares authorized,
     168,735,788 shares issued and outstanding
     (168,281,506 at May 31, 2000)                                                   58,938                     54,738
   Retained earnings                                                              1,096,750                    992,450
   Accumulated other comprehensive income (loss)                                     (5,336)                    (4,312)
                                                                       ----------------------     ----------------------
     Total shareholders' equity                                                   1,150,352                  1,042,876
                                                                       ----------------------     ----------------------

                                                                         $        1,670,773           $      1,581,342
                                                                       ======================     ======================

                                               See accompanying notes.

                                                          CINTAS CORPORATION
                                              CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                                              (Unaudited)
                                                 (In thousands except per share data)

                                                         Three months ended                        Six months ended
                                                            November 30                              November 30
                                                            -----------                              ----------
                                                     2000                 1999                2000                 1999
                                                     ----                 ----                ----                 ----
Revenue:
   Rentals                                      $        398,929    $         349,726   $         788,556    $        694,243
   Other services                                        140,123              116,123             272,455             228,981
                                              ------------------  -------------------   -----------------  ------------------
                                                         539,052              465,849           1,061,011             923,224
Costs and expenses (income):
   Cost of rentals                                       223,997              199,645             441,818             397,572
   Cost of other services                                 91,678               76,038             178,552             151,197
   Selling and admin. expenses                           129,921              109,334             262,856             220,721
   Interest income                                        (1,127)              (1,086)             (2,387)             (2,216)
   Interest expense                                        3,883                3,908               7,970               8,017
                                              ------------------  -------------------   -----------------  ------------------
                                                         448,352              387,839             888,809             775,291
                                              ------------------  -------------------   -----------------  ------------------

Income before income taxes                                90,700               78,010             172,202             147,933

Income taxes                                              34,167               29,675              64,820              56,433
                                              ------------------  -------------------   -----------------  ------------------

Net income                                      $         56,533    $          48,335   $         107,382    $         91,500
                                              ==================  ===================   =================    ================

Basic earnings per share                        $            .34    $            .29    $             .64    $            .55
                                              ==================  ==================    =================    ================

Diluted earnings per share                      $            .33    $            .29    $             .63    $            .54
                                              ==================  ==================    =================    ================

                                               See accompanying notes.

                                                   CINTAS CORPORATION
                                     CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                       (Unaudited)
                                                     (In thousands)

                                                                                             Six Months Ended
                                                                                               November 30

Cash flows from operating activities:                                                 2000                    1999
------------------------------------                                                  ----                    ----

   Net income                                                                 $          107,382         $           91,500
   Adjustments to reconcile net income to net cash provided
   by operating activities:
       Depreciation                                                                       43,856                     39,003
       Amortization of deferred charges                                                   10,481                     10,553
       Deferred income taxes                                                              15,172                     11,810
       Change in current assets and liabilities, net of
       acquisitions of businesses:
          Accounts receivable                                                            (26,219)                   (23,870)
          Inventories                                                                    (35,772)                     2,526
          Uniforms and other rental items in service                                     (16,418)                   (10,489)
          Prepaid expenses                                                                (1,319)                    (1,307)
          Accounts payable                                                                 3,746                       (246)
          Accrued compensation and related liabilities                                     1,160                     (3,407)
          Accrued liabilities                                                            (22,765)                    (8,082)
                                                                              ---------------------      --------------------
Net cash provided by operating activities                                                 79,304                    107,991

Cash flows from investing activities:
-------------------------------------

   Proceeds from divestiture of certain facilities                                             -                      8,769
   Capital expenditures                                                                  (78,041)                   (81,914)
   Proceeds from sale or redemption of marketable securities                              30,687                     62,423
   Purchase of marketable securities                                                     (10,358)                   (57,455)
   Acquisitions of businesses, net of cash acquired                                      (15,044)                    (7,315)
   Other                                                                                  (8,582)                      (922)
                                                                               ---------------------      --------------------
Net cash used by investing activities                                                    (81,338)                   (76,414)

Cash flows from financing activities:
-------------------------------------

   Repayment of long-term debt                                                           (19,149)                   (23,858)
   Issuance of common stock                                                                  971                      2,370
   Other                                                                                   2,206                        538
                                                                              ---------------------      --------------------
Net cash used in financing activities                                                    (15,972)                   (20,950)

Net (decrease)/increase in cash and cash equivalents                                     (18,006)                    10,627

Cash and cash equivalents at beginning of period                                          52,182                     15,803
                                                                              ---------------------      --------------------

Cash and cash equivalents at end of period                                    $           34,176         $           26,430
                                                                              =====================      ====================

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

  The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective years:

                                                         Three Months Ended                   Six Months Ended
                                                            November 30                         November 30

                                                       2000             1999              2000                1999
                                                       ----             ----              ----                ----
     Numerator:
        Net income                                     $56,533         $48,335            $107,382              $91,500
                                                   ===========     ===========       =============        =============

     Denominator:
        Denominator for basic earnings per
        share-weighted avg. shares                      168,660        166,898            168,513               166,698

        Effect of dilutive securities- employee
        stock options                                     3,178          2,934              2,932                 3,078
                                                  -------------    -------------    ---------------     ---------------

        Denominator for diluted earnings per
        share-adjusted weighted avg. shares and
        assumed conversions
                                                        171,838        169,832            171,445               169,776
                                                  =============    =============    ===============     ===============

                                                     CINTAS CORPORATION
                                    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                                         (Unaudited)
                                                 (In thousands except per share data)

                                                         Three Months Ended                   Six Months Ended
                                                            November 30                         November 30

                                                       2000             1999               2000              1999
                                                       ----             ----               ----              ----

     Basic earnings per share                      $        .34     $      .29         $       .64      $         .55
                                                   ============     ==========         ===========      =============

     Diluted earnings per share                    $        .33     $      .29         $       .63      $         .54
                                                   ============     ==========         ===========      =============
  The components of comprehensive income for the three and six month periods ended November 30, 2000 and 1999 are as follows:

                                                   Three Months Ended                      Six Months Ended
                                                       November 30                           November 30

                                                   2000                 1999               2000               1999
                                                   ----                 ----               ----               ----

     Net income                                   $56,533             $48,335           $107,382            $91,500

     Other comprehensive income:
        Foreign currency translation
        adjustment                                 (1,669)               395             (1,024)                152
                                            ----------------    --------------     --------------     --------------

     Comprehensive income                          $54,864      $     48,730           $106,35        $      91,652
                                            ================    ==============     ==============     ==============
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

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

                                                                    Other services
                                                    Rentals                            Corporate            Total
                                               ------------------- --- ------------- --------------- --------------------
     For the three months ended  November
        30, 2000
     Revenue                                    $         398,929   $       140,123   $          --   $          539,052
                                                   ===============     =============     ===========     ================
     Income before income taxes                 $          77,087   $        16,369   $     (2,756)   $           90,700
                                                   ===============     =============     ===========     ================

     For the three months ended  November
        30, 1999
     Revenue                                    $         349,726   $       116,123   $          --   $          465,849
                                                   ===============     =============     ===========     ================
     Income before income taxes                 $          67,784   $        13,048   $     (2,822)   $           78,010
                                                   ===============     =============     ===========     ================

     As of and for the six months ended
        November 30, 2000
     Revenue                                    $         788,556   $       272,455   $          --   $        1,061,011
                                                   ===============     =============     ===========     ================
     Income before income taxes                 $         150,328   $        27,457   $     (5,583)   $          172,202
                                                   ===============     =============     ===========     ================
     Total assets                               $       1,304,031   $       295,255   $      71,487   $        1,670,773
                                                   ===============     =============     ===========     ================

     As of and for the six months ended
        November 30, 1999
     Revenue                                    $         694,243   $       228,981   $          --   $          923,224
                                                   ===============     =============     ===========     ================
     Income before income taxes                 $         129,828   $        23,906   $     (5,801)   $          147,933
                                                   ===============     =============     ===========     ================
     Total assets                               $       1,150,455   $       242,333   $      93,777   $        1,486,565
                                                   ===============     =============     ===========     ================

CINTAS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Total revenues increased 16% and 15%, respectively, for the three and six months ended November 30, over the same periods in fiscal 2000. Net rental revenue increased 14% for the three and six months ended November 30, over the same periods in the prior fiscal year primarily due to growth in the customer base. Revenue from the sale of uniforms and other direct sale items increased 21% and 19%, respectively, for the three and six months ended November 30, over the same periods in the prior year, as a result of the increased sales in our catalog business, as well as our First Aid and Safety, Cleanroom, National Account and Uniforms To You divisions.

Net income increased 17% for the three and six months ended November 30, over the same periods in fiscal 2000. Diluted earnings per share increased 14% and 17%, respectively, for the three and six months ended November 30, over the same periods in the prior fiscal year.

Net interest expense (interest expense less interest income) was $2,756,000 and $5,583,000 for the three and six months ended November 30, 2000 compared to $2,822,000 and $5,801,000, respectively, for the same periods in the prior fiscal year. Net interest expense has decreased primarily due to the repayment of long-term debt. Also, in February 2000, we refinanced our variable rate bank debt and replaced it with our own commercial paper program. Cintas received an A1/P1 rating from Standard & Poor’s and Moody’s. Cintas’ effective tax rate was 37.7% and 37.6% for the three and six months ended November 30, compared to 38.0% and 38.1%, respectively, for the same periods in fiscal 2000. The decrease was primarily the result of a decrease in state and local income taxes attributable to state tax planning programs.

Cash, cash equivalents and marketable securities decreased by $38 million at November 30, 2000 from May 31, 2000 due to capital expenditures for new uniform facilities and an acceleration in sales growth causing our working capital assets, primarily accounts receivable and inventories, to increase. In addition, we prefunded the majority of our medical costs into a VEBA Trust, thereby generating a favorable tax impact. The cash, cash equivalents and marketable securities will be used to finance future acquisitions and capital expenditures.

Net property and equipment increased by $36 million from May 31, 2000 to November 30, 2000. At the end of the second quarter of fiscal 2001, we had nine uniform rental facilities in various stages of construction.

Financial Condition

At November 30, 2000, we had $71 million in cash, cash equivalents and marketable securities. We believe that our current cash position, funds generated from operations and the strength of our banking relationships are sufficient to meet our anticipated operational and capital requirements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Quantitative and Qualitative Disclosures About Market Risk

In our normal operations, Cintas has market risk exposure to interest rates. There has been no significant change in our exposure to these risks, which has been previously disclosed.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides safe harbor from civil litigation for forward-looking statements. This report contains forward-looking statements that reflect our current views as to future events and financial performance with respect to our operations. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in this report. Factors that might cause such a difference include the possibility of greater than anticipated operating costs, lower sales volumes, the performance and costs of integration of acquisitions, fluctuations in costs of materials and labor, the outcome of pending environmental matters and the reactions of competitors in terms of price and service. Forward-looking statements speak only as of the date made. Cintas undertakes no obligation to update any forward-looking statements to reflect the events or circumstances arising after the date of which they are made.

CINTAS CORPORATION

Part II. Other Information

      Item 4.      Submission of matters to a vote of security holders

                    Cintas’ Annual Shareholders’ meeting was held on October 25, 2000, at which the following issues were voted upon by shareholders:

      Issue No. 1
     -----------------
      Authority to establish the number of Directors to be elected at the Meeting at seven.

FOR      154,170,157     AGAINST     1,041,060     ABSTAIN     131,562     BROKER NON-VOTES      0

      Issue No. 2
      -----------------
      Authority to elect seven Directors.

                                                                        Shares -
             Name                        Shares For                Withheld Authority
------------------------------- ----------------------------- -----------------------------

Richard T. Farmer                       150,325,280                    5,017,499

Scott D. Farmer                         150,340,327                    5,002,452

Gerald V. Dirvin                        150,543,170                    4,799,609

James J. Gardner                        150,316,165                    5,026,614

Roger L. Howe                           150,558,957                    4,783,822

Donald P. Klekamp                       150,304,247                    5,038,532

Robert J. Kohlhepp                      150,341,343                    5,001,436

CINTAS CORPORATION

      Issue No. 3
      ----------------
      Proposal to increase shares of Common Stock.

FOR      153,920,786     AGAINST     1,226,506     ABSTAIN     195,487     BROKER NON-VOTES      0

      Item 6.       Exhibits and Reports on Form 8-K

              (a.)       Exhibit Index

                          Exhibit Number                          Description of Exhibit

                               10.12                                    Directors' Deferred Compensation Plan

                                 27                                       Financial Data Schedule

                (b.)         No reports were filed on Form 8-K during the quarter.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CINTAS CORPORATION
                                       (Registrant)

Date:   January 3, 2001           /s/William C. Gale
       -----------------------       ---------------------------------------
                                     William C. Gale
                                     Vice President and Chief Financial Officer
                                     (Chief Accounting Officer)