Form 10-Q
period 2001-02-28
CINTAS CORP
filed 2001-03-29
CIK 723254

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

( X )     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2001

OR

(   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from _____________________ to ___________________

Commission file number 0-11399

CINTAS CORPORATION
(Exact name of registrant as specified in its charter)

WASHINGTON (State or other jurisdiction of incorporation or organization)	31-1188630 (I.R.S. Employer Identification No.)
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

Yes   X          No

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, no par value	Outstanding March 16, 2001 169,033,666

CINTAS CORPORATION
INDEX

                                                                        Page No.
Part I. Financial Information

        Item 1.   Financial Statements

                  Consolidated Condensed Balance Sheets -
                      February 28, 2001 and May 31, 2000                   3

                  Consolidated Condensed Statements of Income -
                      Three Months and Nine Months Ended
                      February 28, 2001 and February 29, 2000              4

                  Consolidated Condensed Statements of Cash Flows -
                      Nine Months Ended February 28, 2001 and
                      February 29, 2000                                    5

                  Notes to Consolidated Condensed Financial Statements     6

        Item 2.   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                  9

        Item 3.   Quantitative and Qualitative Disclosures About
                      Market Risk                                         10

Part II.     Other Information                                            11

Signatures                                                                11

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (In thousands except share data)

                                                     February 28,      May 31,
                                                         2001            2000
                                                  ----------------- ------------
                                                     (Unaudited)

ASSETS

Current assets:
   Cash and cash equivalents                         $    39,179    $    52,182
   Marketable securities                                  28,483         57,640
   Accounts receivable, net                              246,669        225,735
   Inventories                                           223,330        164,906
   Uniforms and other rental items in service            232,682        213,770
   Prepaid expenses                                        8,215          7,237
                                                     -----------    -----------
     Total current assets                                778,558        721,470

Property and equipment, at cost, net                     690,886        642,507

Other assets                                             255,507        217,365
                                                     -----------    -----------

                                                     $ 1,724,951    $ 1,581,342
                                                     ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                  $    49,244    $    50,976
   Accrued compensation and related liabilities           30,486         28,140
   Accrued liabilities                                    75,648         90,058
   Deferred income taxes                                  58,698         49,614
   Long-term debt due within one year                     15,609         16,604
                                                     -----------    -----------
     Total current liabilities                           229,685        235,392
Long-term debt due after one year                        232,621        254,378
Deferred income taxes                                     55,741         48,696
Shareholders' equity:
   Preferred stock, no par value,
     100,000 shares authorized, none outstanding            --             --
   Common stock, no par value,
     425,000,000 shares authorized,
     168,984,960 shares issued and outstanding
     (168,281,506 at May 31, 2000)                        60,745         54,738
   Retained earnings                                   1,151,285        992,450
   Accumulated other comprehensive income (loss)          (5,126)        (4,312)
                                                     -----------    -----------
     Total shareholders' equity                        1,206,904      1,042,876
                                                     -----------    -----------

                                                     $ 1,724,951    $ 1,581,342
                                                     ===========    ===========

                             See accompanying notes.

                               CINTAS CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands except per share data)

                                       Three months ended           Nine months ended
                                 February 28,    February 29,   February 28,   February 29,
                                    2001            2000           2001           2000
Revenue:
   Rentals                       $   399,957    $   355,739    $ 1,188,513    $ 1,049,982
   Other services                    136,766        118,190        409,221        347,171
                                 -----------    -----------    -----------    -----------
                                     536,723        473,929      1,597,734      1,397,153
Costs and expenses (income):
   Cost of rentals                   223,945        202,323        665,763        599,894
   Cost of other services             92,862         77,031        271,414        228,229
   Selling and admin. expenses       129,348        112,701        392,203        333,422
   Interest income                      (924)        (1,259)        (3,311)        (3,475)
   Interest expense                    3,749          3,998         11,719         12,015
                                 -----------     ----------      ---------      ---------
                                     448,980        394,794      1,337,788      1,170,085
                                 -----------     ----------      ---------      ---------

Income before income taxes            87,743         79,135        259,946        227,068

Income taxes                          32,833         30,073         97,653         86,506
                                 -----------      ---------      ---------      ---------

Net income                       $    54,910    $    49,062    $   162,293    $   140,562
                                 ===========    ===========    ===========    ===========

Basic earnings per share         $       .32    $       .29    $       .96    $       .84
                                 ===========    ===========    ===========    ===========

Diluted earnings per share       $       .32    $       .29    $       .95    $       .83
                                 ===========    ===========    ===========    ===========

                             See accompanying notes.

                               CINTAS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                        Nine Months Ended
                                         ---------------------------------------
                                                     February 28,   February 29,
Cash flows from operating activities:                    2001         2000

   Net income                                            $ 162,293    $ 140,562
   Adjustments to reconcile net income to net cash
   provided by operating activities:
       Depreciation                                         66,758       58,465
       Amortization of deferred charges                     16,189       15,239
       Deferred income taxes                                16,129       18,086
       Change in current assets and liabilities,
       net of acquisitions of businesses:
          Accounts receivable                              (19,369)     (23,016)
          Inventories                                      (58,344)     (13,181)
          Uniforms and other rental items in service       (18,981)      (8,914)
          Prepaid expenses                                    (965)      (3,628)
          Accounts payable                                  (2,952)       2,635
          Accrued compensation and related liabilities       2,018         (701)
          Accrued liabilities                              (15,226)      (9,203)
                                                         ---------    ---------
Net cash provided by operating activities                  147,550      176,344

Cash flows from investing activities:

   Proceeds from divestiture of certain facilities           1,400       21,578
   Capital expenditures                                   (113,809)    (124,234)
   Proceeds from sale or redemption of marketable           44,603       75,680
       securities
   Purchase of marketable securities                       (15,446)     (77,430)
   Acquisitions of businesses, net of cash acquired        (34,236)     (21,754)
   Other                                                   (21,948)        (713)
                                                         ---------    ---------
Net cash used by investing activities                     (139,436)    (126,873)

Cash flows from financing activities:

   Proceeds from issuance of long-term debt                     16      140,000
   Repayment of long-term debt                             (26,327)    (168,549)
   Issuance of common stock                                  4,600        2,986
   Other                                                       594        1,101
                                                         ---------    ---------
Net cash used in financing activities                      (21,117)     (24,462)

Net (decrease)/increase in cash and cash                   (13,003)      25,009
   equivalents
Cash and cash equivalents at beginning of period            52,182       15,803
                                                         ---------    ---------
Cash and cash equivalents at end of period               $  39,179    $  40,812
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

  The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective years:

                               Three Months Ended           Nine Months Ended
                         February 28,  February 29,   February 28,  February 29,
                            2001           2000           2001          2000

Numerator:
 Net income               $ 54,910       $ 49,062       $162,293      $140,562
                          ========       ========       ========      ========
Denominator:
 Denominator for basic
 earnings per share-
 weighted avg. shares      168,890        167,368        168,637       166,921

 Effect of dilutive
 securities-Employee
 stock options               2,868          1,948          2,905         2,849

 Denominator for diluted
 Earnings per share-
 adjusted weighted avg.
 shares and assumed
 conversions               171,758        169,316        171,542       169,770
                          ========       ========       ========      ========

                               CINTAS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                      (In thousands except per share data)

                                Three Months Ended          Nine Months Ended
                     February 28,     February 29,   February 28,   February 29,
                          2001           2000           2001             2000

Basic earnings per    $   .32          $  .29        $   .96           $  .84
  share               ==========       ========      =========         ========

Diluted earnings per  $   .32          $  .29        $   .95           $  .83
  share               ==========       ========      =========         ========

  The components of comprehensive income for the three and nine month periods ended February 28, 2001 and February 29, 2000 are as follows:

                             Three Months Ended              Nine Months Ended
                      February 28,   February 29,    February 28,   February 29,
                          2001          2000            2001              2000

 Net income             $ 54,910       $ 49,062        $162,293         $140,562

 Other comprehensive
     income/(loss):
    Foreign currency
     translation
      adjustment            210             563            (814)             715
                        --------       --------        --------         --------

 Comprehensive income   $ 55,120       $ 49,625        $161,479         $141,277
                        ========       ========        ========         ========

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

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                      (In thousands except per share data)

                                                 Other
                                  Rentals       services   Corporate     Total
                                ------------------------------------------------
For the three months ended
   February 28, 2001
Revenue                         $   399,957   $  136,766       --     $  536,723
                                ===========   ==========   ========   ==========
Income before income taxes      $    78,064   $   12,504     (2,825)  $   87,743
                                ===========   ==========   ========   ==========

For the three months ended
   February 29, 2000
Revenue                         $   355,739   $  118,190       --     $  473,929
                                ===========   ==========   ========   ==========
Income before income taxes      $    68,144   $   13,730     (2,739)  $   79,135
                                ===========   ==========   ========   ==========

As of and for the nine months
   ended February 28, 2001
Revenue                         $ 1,188,513   $  409,221   $   --     $1,597,734
                                ===========   ==========   ========   ==========
Income before income taxes      $   228,393   $   39,961   $ (8,408)  $  259,946
                                ===========   ==========   ========   ==========
Total assets                    $ 1,362,965   $  294,324   $ 67,662   $1,724,951
                                ===========   ==========   ========   ==========

As of and for the nine months
   ended February 29, 2000
Revenue                         $ 1,049,982   $   347,171   $   --    $1,397,153
                                ===========   ===========   ========  ==========
Income before income taxes      $   197,972   $    37,636   $ (8,540) $  227,068
                                ===========   ===========   ========  ==========
Total assets                    $ 1,187,835   $   241,172   $114,877  $1,543,884
                                ===========   ===========   ========  ==========
CINTAS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Total revenues increased 13% and 14%, respectively, for the three and nine months ended February 28, 2001, over the same periods in fiscal 2000. Net rental revenue increased 12% and 13%, respectively, for the three and nine months ended February 28, 2001, over the same periods in the prior fiscal year primarily due to growth in the customer base. Revenue from the sale of uniforms and other direct sale items increased 16% and 18%, respectively, for the three and nine months ended February 28, 2001, over the same periods in the prior year, as a result of the increased sales of uniforms and accessories and first aid products and services.

Net income increased 12% and 16%, respectively, for the three and nine months ended February 28, 2001, over the same periods in fiscal 2000. Diluted earnings per share increased 10% and 14%, respectively, for the three and nine months ended February 28, 2001, over the same periods in the prior fiscal year.

Net interest expense (interest expense less interest income) was $2,825,000 and $8,408,000 for the three and nine months ended February 28, 2001 compared to $2,739,000 and $8,540,000, respectively, for the same periods in the prior fiscal year. Net interest expense for the third quarter of fiscal 2001 increased over the third quarter of fiscal 2000 due to decreased interest income as a result of lower investments in marketable securities. Net interest expense for the nine months has decreased primarily due to the repayment of long-term debt. Also, in February 2000, we refinanced our variable rate bank debt and replaced it with our own commercial paper program. Cintas received an A1/P1 rating from Standard & Poor’s and Moody’s. Cintas’ effective tax rate was 37.4% and 37.6% for the three and nine months ended February 28, 2001, compared to 38.0% and 38.1%, respectively, for the same periods in fiscal 2000. The decrease was primarily the result of a decrease in state and local income taxes attributable to state tax planning programs.

Cash, cash equivalents and marketable securities decreased by $42 million at February 28, 2001 from May 31, 2000 due to capital expenditures for new uniform facilities and an acceleration in sales growth causing our working capital assets, primarily accounts receivable and inventories, to increase. The increase in inventory was also due to opening new distribution centers, an increase in captive manufacturing and efforts to improve customer service levels. In addition, we prefunded the majority of our medical costs into a VEBA Trust, thereby generating a favorable tax impact. The cash, cash equivalents and marketable securities will be used to finance future acquisitions and capital expenditures.

Net property and equipment increased by $48 million from May 31, 2000 to February 28, 2001. At the end of the third quarter of fiscal 2001, we had eight uniform rental facilities in various stages of construction.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

At February 28, 2001, we had $68 million in cash, cash equivalents and marketable securities. We believe that our current cash position, funds generated from operations and the strength of our banking relationships are sufficient to meet our anticipated operational and capital requirements.

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

CINTAS CORPORATION

Part II. Other Information

Item 5.	Other Events

On January 16, 2001, Cintas declared an annual cash dividend of $.22 per share on outstanding common stock, an 18 percent increase over the dividends paid in the prior year. The dividend was payable on March 26, 2001 to shareholders of record as of February 2, 2001.

Item 6.	Exhibits and Reports on Form 8-K (a) Form 8-K was filed on February 28, 2001 to announce anticipated sales and earnings for fiscal year 2001.
Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINTAS CORPORATION
(Registrant)

Date:     April -, 2001

/s/ William C. Gale
William C. Gale
Vice President and Chief Financial Officer
(Chief Accounting Officer)