Form 10-K
period 2001-05-31
CINTAS CORP
filed 2001-08-29
CIK 723254

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended May 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-11399

CINTAS CORPORATION (Exact name of registrant as specified in its charter)

Incorporated under		IRS Employer ID
the Laws of Washington		No. 31-1188630
(State or other juris-
diction of incorporation	6800 Cintas Boulevard
or organization)	P.O. Box 625737
Cincinnati, Ohio 45262-5737
(Address of principal executive offices)
Phone: (513) 459-1200
(Telephone number of principal executive offices)

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

YES	NO
☒	☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☐

The aggregate market value of Common Stock held by nonaffiliates is $8,105,702,739 based on a closing price of $47.77 on August 20, 2001. As of August 20, 2001, 169,681,866 shares of no par value Common Stock were issued and outstanding.

Documents Incorporated by Reference

Portions of the Registrant's Annual Report to Shareholders for 2001 furnished to the Commission pursuant to Rule 14a-3(b) and portions of the Registrant's Proxy Statement to be filed with the Commission for its 2001 annual meeting are incorporated by reference in Parts II and III as specified.

PART I ITEM 1. BUSINESS

Cintas Corporation is a publicly held company, and is primarily a corporate identity uniform company which also provides ancillary services as discussed below. Cintas was founded in 1968 by Richard T. Farmer, Chairman of the Board, when he left his family's industrial laundry business in order to develop uniform programs using an exclusive new fabric. In the early 1970's, Cintas acquired the family industrial laundry business.

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

The rental markets served by Cintas are highly fragmented and competition for this business varies at each of Cintas' locations. There are other companies in the uniform rental business which have financial resources comparable to those of Cintas, although much of the competition consists of smaller local and regional firms. In certain instances, local competitors may also have financial resources comparable to those of Cintas in a particular market. Cintas believes that the primary competitive factors that affect its operations are quality, service, design and price, in that order.

The service provided to the rental markets served by Cintas principally consists of the rental and cleaning of uniforms as well as providing on-going uniform replacements as required to each customer. Cintas also offers ancillary products which includes the rental or sale of entrance mats, fender covers, towels, mops, linen products and first aid and safety products and services.

Due to its diverse customer base and average account size, the loss of one account would not have a significant financial impact on Cintas.

In its sale of customized uniforms, Cintas competes on a national basis with other uniform suppliers and manufacturers.

Cintas operates fifteen manufacturing facilities, which provide for a substantial amount of its standard uniform needs. Additional products are purchased from several outside suppliers. Because of Cintas' ability to manufacture much of its own uniform needs, the loss of one vendor would not have a significant impact on Cintas. Cintas purchases fabric, used in its manufacturing process, from several suppliers. Cintas is not aware of any circumstances that would hinder its ability to obtain these materials.

Cintas does not anticipate any material capital expenditures for environmental remediation that would have a material effect on its financial condition. Cintas is not aware of any material non-compliance with environmental laws.

At May 31, 2001, Cintas employed approximately 24,193 employees of which approximately 832 were represented by labor unions. Cintas considers its relationship with its employees to be satisfactory.

The table sets forth the revenues derived from each service provided by Cintas.
	Year Ended May 31

	2001	2000 (in thousands)	1999

Rentals	$1,610,606	$1,424,892	$1,297,248
Other Services	550,094	477,099	454,320

	$2,160,700	$1,901,991	$1,751,568

ITEM 2. PROPERTIES

Cintas occupies 273 facilities located in 214 cities, of which 113 facilities are leased for various terms ranging from monthly to the year 2019. Cintas expects that it will be able to renew its leases on satisfactory terms. All other properties are owned. The corporate offices provide centrally located administrative functions including accounting, finance, marketing and computer system development and support. Cintas operates processing plants that house administrative, sales and service personnel and the necessary equipment involved in the cleaning of uniforms and bulk items. Branch operations provide administrative, sales and service functions. Cintas operates seven distribution facilities and has fifteen manufacturing plants. Cintas also operates facilities that distribute first aid products. Cintas considers the facilities it operates to be adequate for their intended use. Cintas owns or leases 6,373 vehicles.

The following chart provides additional information concerning Cintas' facilities:

Type of Facility	# of Facilities

Processing Plant	134

Branch	72

First Aid Facility	35

Distribution Center	7

Manufacturing Facility	15

Direct Sales Office	10

Total	273

ITEM 3. LEGAL PROCEEDINGS

In December 1992, Cintas was served with an "Imminent and Substantial Endangerment and Remediation Order" by the California Department of Toxic Substances Control (DTSC) relating to the facility leased by Cintas in San Leandro, California. The order requires Cintas and three other allegedly responsible parties to respond to alleged soil and groundwater contamination at and around the San Leandro facility. Based on Cintas' prior experience in remediation at similar sites, and based on all available data, the estimated cost associated with the required remediation is approximately $750,000. More precise estimates will not be available until DTSC makes a final decision about remediation activities at the site. Cintas has adequately provided in the financial statements for the potential costs of this remediation.

In acquiring Unitog in March 1999, Cintas became a potentially responsible party, and thus faces the possibility of joint and several liability under the Comprehensive Environmental Response, Compensation and Liability Act in connection with alleged environmental contamination in an area near a rental facility in Tempe, Arizona. This facility, located near the South Indian Bend Wash Federal Superfund site, has been tested for soil and groundwater contamination. Soil testing at Cintas' facility detected volatile organic compounds, and Cintas promptly took steps to remediate the contamination. Groundwater testing in the area of Cintas' property has detected a very low level of volatile organic compound contamination. The United States Environmental Protection Agency in March 1999 issued a Record of Decision to the effect that groundwater contamination in the vicinity of Cintas' plant does not warrant remediation at this time. Instead, the low levels of groundwater contamination near Cintas' facility will be monitored and allowed to attenuate naturally. The Record of Decision requires active groundwater remediation in other parts of the site, which are believed to be unrelated to Cintas. According to the Record of Decision, the EPA estimates that the 30 year net present value of costs to be incurred to remediate and monitor groundwater contamination at the site is $22 million. It is possible that the EPA will attempt to recover from the potentially responsible parties the costs it has incurred to date with respect to the site as well as the costs it expects to incur going forward.

As part of the Agreement and Plan of Merger between Unitog Company and Cintas, Cintas performed environmental testing at nine previously untested Unitog laundry facilities. The testing resulted in the discovery of soil and groundwater contamination at certain of these sites. As a result of all of the environmental matters noted above, Cintas recorded a charge to operating expense of $5 million during the third quarter of fiscal 1999 to reflect its current estimate of the additional costs to be incurred relative to these sites. At May 31, 2001, Cintas has an undiscounted liability of $4.6 million for these environmental matters.

Cintas is also a party to incidental litigation brought in the ordinary course of business, none of which individually or in the aggregate, is considered to be material to its operations or financial condition. Cintas maintains insurance coverage against certain liabilities that it may incur in its operations from time to time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None in the fourth quarter of fiscal 2001.

PART II ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

"Market for Registrant's Common Stock and Security Holder Information" on page 39 of the Registrant's Annual Report to Shareholders for 2001 is incorporated herein by reference. Dividend information is incorporated by reference to the Consolidated Statements of Shareholders' Equity on page 20. Dividends on the outstanding Common Stock are paid annually and amounted to $.22 and $.19 per share in fiscal 2001 and 2000, respectively.

During the quarter ended May 31, 2001, the Registrant issued 4,055 shares of Common Stock to two persons in connection with the settlement of certain claims. This issuance was exempt from the registration requirements of the Securities Act of 1933 as a private offering pursuant to Section 4 (2) of the Act.

ITEM 6. SELECTED FINANCIAL DATA

The "Eleven Year Financial Summary" on page 17 of the Registrant's Annual Report to Shareholders for 2001 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Management's Discussion and Analysis of Financial Condition and Results of Operations" commencing on page 35 of the Registrant's Annual Report to Shareholders for 2001 is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

"Quantitative and Qualitative Disclosure About Market Risk" on page 37 of the Registrant's Annual Report to Shareholders for 2001 is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Financial Statements of the Registrant shown on pages 18 through 34 of its Annual Report to Shareholders for 2001 are incorporated herein by reference:

Consolidated Statements of Income for the years ended May 31, 2001, 2000 and 1999
Consolidated Balance Sheets as of May 31, 2001 and 2000
Consolidated Statements of Shareholders' Equity for the years ended May 31, 2001, 2000 and 1999
Consolidated Statements of Cash Flows for the years ended May 31, 2001, 2000 and 1999
Notes to Consolidated Financial Statements
Report of Independent Auditors

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Items 10., 11., 12., and 13. of Part III are incorporated by reference to the Registrant's Proxy Statement for its 2001 Annual Shareholders' Meeting to be filed with the Commission pursuant to Regulation 14A.

PART IV ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON FORM 8-K

(a) (1) Financial Statements. All financial statements required to be filed by Item 8 of this Form and included in this report are listed in Item 8. No additional financial statements are filed because the requirements for paragraph (d) under Item 14 are not applicable to Cintas.

(a) (2) Financial Statement Schedule:

For each of the three years in the period ended May 31, 2001.

Schedule II: Valuation and Qualifying Accounts and Reserves.

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto.

(a) (3) Exhibits.

Exhibit Number	Description of Exhibit	Filing Status

3.1	Restated Articles of Incorporation	(1)

3.2	By-laws	(1)

3.3	Amendments to the Articles of Incorporation of Cintas Corporation	(2)

* Management Compensatory Contracts

10.1*	Incentive Stock Option Plan	(3)

10.2*	Partners' Plan, as Amended	(4)

10.3*	1990 Directors' Stock Option Plan	(5)

10.4*	1994 Directors' Stock Option Plan	(6)

10.5	Agreement and Plan of Merger and Reorganization dated January 12, 1998 by and among Uniforms To You and Company, Cintas Merger Sub, Inc. – Illinois, other acquired companies, certain shareholders and Cintas Corporation	(7)

10.6	Agreement and Plan of Merger dated January 9,1999 by and among Unitog Company, Cintas Image Acquisition Company and Cintas Corporation	(8)

10.7	Amendment No. 1 to Agreement and Plan of Merger dated March 23, 1999 by and among Unitog Company, Cintas Image Acquisition Company and Cintas Corporation	(9)

10.8*	Unitog Company 1992 Stock Option Plan	(10)

10.9*	Amendment No. 1 to Unitog Company 1992 Stock Option Plan	(11)

10.10*	Unitog Company 1997 Stock Option Plan	(12)

10.11*	1999 Cintas Corporation Stock Option Plan	(13)

10.12*	Director's Deferred Compensation Plan	(14)

10.13*	Retirement Arrangement with David T. Jeanmougin	filed herewith

13	2001 Annual Report to Shareholders (a)	filed herewith

21	Subsidiaries of the Registrant	filed herewith

23	Consent of Independent Auditors	filed herewith

(a)	Only portions of the 2001 Annual Report to Shareholders specifically incorporated by reference are filed herewith. A supplemental paper copy of this report will be provided to the SEC for informational purposes.

(1)	Incorporated by reference to Cintas' Annual Report on Form 10-K for the year ended May 31, 1989.

(2)	Incorporated by reference to Cintas' 1994 Proxy Statement.

(3)	Incorporated by reference to Cintas' Registration Statement No. 33-23228 on Form S-8 filed under the Securities Act of 1933.

(4)	Incorporated by reference to Cintas' Registration Statement No. 33-56623 on Form S-8 filed under the Securities Act of 1933.

(5)	Incorporated by reference to Cintas' Registration Statement No. 33-71124 on Form S-8 filed under the Securities Act of 1933.

(6)	Incorporated by reference to Cintas' Proxy Statement for its 1994 Annual Shareholders Meeting.

(7)	Incorporated by reference to Cintas' Form 8-K dated April 8, 1998.

(8)	Incorporated by reference to the Unitog Company's Form 8-K dated January 9, 1999.
(9)	Incorporated by reference to Cintas' Form 8-K dated March 24, 1999.

(10)	Incorporated by reference to the Unitog Company's Form 10-K for the fiscal year ended January 26, 1992.

(11)	Incorporated by reference to the Unitog Company's Form 10-K for the fiscal year ended January 30, 1994.

(12)	Incorporated by reference to the Unitog Company's 1997 Proxy Statement.

(13)	Incorporated by reference to Cintas' Form 10-Q for the quarter ended November 30, 1999.

(14)	Incorporated by reference to Cintas' Form 10-Q for the quarter ended November 30, 2000.

(b)	No reports on Form 8-K were filed during the quarter ended May 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINTAS CORPORATION
DATE SIGNED: August 27, 2001		/s/ Robert J. Kohlhepp
By: Robert J. Kohlhepp Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Richard T. Farmer Richard T. Farmer	Chairman of the Board of Directors	August 27, 2001

/s/ Robert J. Kohlhepp Robert J. Kohlhepp	Chief Executive Officer and Director	August 27, 2001

/s/ Scott D. Farmer Scott D. Farmer	President, Chief Operating Officer and Director	August 27, 2001

/s/ James J. Gardner James J. Gardner	Director	August 27, 2001

/s/ Donald P. Klekamp Donald P. Klekamp	Director	August 27, 2001

/s/ William C. Gale William C. Gale	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 27, 2001

CINTAS CORPORATION

Schedule II - Valuation and Qualifying Accounts and Reserves (In Thousands)

		Additions
		(1)		(2)	(3)

Description

	Balance At Beginning of Year	Charged to Costs and Expenses		Charged to Other Accounts	Deductions		Balance at End of Year

Allowance for Doubtful Accounts

May 31, 1999	$7,978	$3,576		$1,447	$4,247		$8,754

May 31, 2000	$8,754	$1,994		$1,123	$4,507		$7,364

May 31, 2001	$7,364	$5,300		$1,154	$5,053		$8,765

Reserve for Obsolete Inventory

May 31, 1999	$23,322	$13,104		$1,930	$6,503		$31,853

May 31, 2000	$31,853	$1,220	(4)	$821	$11,590	(5)	$22,304

May 31, 2001	$22,304	$2,892		$(97)	$5,025		$20,074

(1)	Represents amounts charged to expense to increase reserve for estimated future bad debts or to increase reserve for obsolete inventory. Amounts related to inventory are computed by performing a thorough analysis of future marketability by specific inventory item.

(2)	Represents an increase in the appropriate balance sheet reserve due to acquisitions during the respective period, excluding Unitog Company.

(3)	Represents reductions in the balance sheet reserve due to the actual write-off of non-collectible accounts receivable or the physical disposal of obsolete inventory items. These amounts do not impact Cintas' income statement.

(4)	In the years ended May 31, 1998 and 1999, Cintas acquired several new businesses resulting in a broader and more complex product line. The amount recorded in the year ended May 31, 2000 was significantly less than in the prior years due to the extensive improvements made in product development, forecasting, distribution and sourcing for these acquired operations. Such improvements have resulted in significantly reducing the exposure to obsolete inventory.

(5)	Represents inventory values either contributed to charitable organizations or destroyed. A reserve for obsolescence was recognized as an expense in prior periods. Most of these amounts were attributed to inventories from acquired companies.