Form 10-Q
period 2001-08-31
CINTAS CORP
filed 2001-10-12
CIK 723254

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2001

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

Yes       X               No

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, no par value	Outstanding September 30, 2001 169,713,323

CINTAS CORPORATION
INDEX

                                                                       Page No.
                                                                       --------
Part I. Financial Information

  Item 1.   Financial Statements

            Consolidated Condensed Balance Sheets -
                August 31, 2001 and May 31, 2001                            3

            Consolidated Condensed Statements of Income -
                Three Months Ended August 31, 2001 and 2000                 4

            Consolidated Condensed Statements of Cash Flows -
                Three Months Ended August 31, 2001 and 2000                 5

            Notes to Consolidated Condensed Financial Statements            6

  Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        12

  Item 3.   Quantitative and Qualitative Disclosures About
                Market Risk                                                12

Part II.     Other Information                                             14

             Signatures                                                    14

                               CINTAS CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (In thousands except share data)

                                                      August 31,        May 31,
                                                        2001             2001
                                                   -------------      ----------
                                                    (Unaudited)

ASSETS
------

Current assets:
   Cash and cash equivalents                        $   64,751        $   73,724
   Marketable securities                                61,899            36,505
   Accounts receivable, net                            248,283           244,450
   Inventories                                         204,208           214,349
   Uniforms and other rental
     items in service                                  248,983           242,172
   Prepaid expenses                                     10,585             8,470
                                                    ----------        ----------
     Total current assets                              838,709           819,670

Property and equipment,
  at cost, net                                         710,590           702,132

Goodwill                                               130,745           123,753
Other assets                                           105,226           106,669
                                                    ----------        ----------

                                                    $1,785,270        $1,752,224
                                                    ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
   Accounts payable                                $    42,541      $    42,495
   Accrued compensation and
     related liabilities                                18,320           35,140
   Accrued liabilities                                  78,690           94,960
   Deferred income taxes                                65,575           57,703
   Long-term debt due
     within one year                                    20,540           20,605
                                                   -----------      -----------
     Total current liabilities                         225,666          250,903
Long-term debt due after one year                      217,738          220,940
Deferred income taxes                                   53,202           49,066
Shareholders' equity:
   Preferred stock, no par value,
     100,000 shares authorized,
       none outstanding                                   --               --
   Common stock, no par value,
     425,000,000 shares authorized,
     169,693,847 shares issued
     and outstanding
     (169,370,563 at May 31, 2001)                      64,173           62,409
   Retained earnings                                 1,230,405        1,174,330
   Accumulated other comprehensive loss                 (5,914)          (5,424)
                                                   -----------      -----------
     Total shareholders' equity                      1,288,664        1,231,315
                                                   -----------      -----------

                                                   $ 1,785,270      $ 1,752,224
                                                   ===========      ===========

                             See accompanying notes.

                               CINTAS CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands except per share data)

                                                           Three Months Ended
                                                               August 31,
                                                      --------------------------
                                                         2001            2000
                                                         ----            ----

Revenue:
   Rentals                                            $ 433,152       $ 389,627
   Other services                                       131,448         132,332
                                                      ---------       ---------
                                                        564,600         521,959

Costs and expenses (income):
   Cost of rentals                                      237,920         217,821
   Cost of other services                                89,403          86,873
   Selling and administrative expenses                  145,743         132,936
   Interest income                                       (1,251)         (1,260)
   Interest expense                                       3,086           4,087
                                                      ---------       ---------
                                                        474,901         440,457
                                                      ---------       ---------

Income before income taxes                               89,699          81,502

Income taxes                                             33,159          30,653
                                                      ---------       ---------

Net income                                            $  56,540       $  50,849
                                                      =========       =========

Basic earnings per share                              $     .33       $     .30
                                                      =========       =========

Diluted earnings per share                            $     .33       $     .30
                                                      =========       =========

                             See accompanying notes.

                               CINTAS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                            Three Months Ended
                                                                 August 31,
                                                           --------------------
Cash flows from operating activities:                         2001       2000
------------------------------------                       --------    --------
   Net income                                              $ 56,540    $ 50,849
   Adjustments to reconcile net
   income to net cash provided
   by operating activities:
      Depreciation                                           24,673      21,591
      Amortization of deferred charges                        4,732       6,025
      Deferred income taxes                                  12,008      13,049
      Change in current assets and
      liabilities, net of
      acquisitions of businesses:
         Accounts receivable                                 (2,435)    (12,705)
         Inventories                                         10,727     (10,883)
         Uniforms and other rental items in service          (6,647)     (4,586)
         Prepaid expenses                                    (2,100)       (914)
         Accounts payable                                      (536)     (4,586)
         Accrued compensation and related liabilities       (16,820)     (1,472)
         Accrued liabilities                                (19,712)    (28,053)
                                                           --------    --------
Net cash provided by operating activities                    60,430      28,315

Cash flows from investing activities:
------------------------------------
   Capital expenditures                                     (32,731)    (42,270)
   Proceeds from sale or redemption
   of marketable securities                                     537      19,017
   Purchase of marketable securities                        (25,931)     (9,131)
   Acquisitions of businesses,
   net of cash acquired                                      (9,839)       (572)
   Other                                                        554      (7,992)
                                                           --------    --------
Net cash used in investing activities                       (67,410)    (40,948)

Cash flows from financing activities:
------------------------------------
   Repayment of long-term debt                               (3,267)    (10,420)
   Issuance of common stock                                   1,070         687
   Other                                                        204         693
                                                           --------    --------
Net cash used in financing activities                        (1,993)     (9,040)

Net decrease in cash and cash equivalents                    (8,973)    (21,673)

Cash and cash equivalents at beginning of period             73,724      52,182
                                                           --------    --------

Cash and cash equivalents at end of period                 $ 64,751    $ 30,509
                                                           ========    ========

                             See accompanying notes.

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands except per share data)

1.	Basis of Presentation

The consolidated condensed financial statements of Cintas Corporation included herein have been prepared by Cintas, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. While we believe that the disclosures are adequately presented, it is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes included in our most recent annual report for the fiscal year ended May 31, 2001. A summary of our significant accounting policies is presented on page 22 of our most recent annual report. There have been no material changes in the accounting policies followed by Cintas during fiscal year 2002 except for those changes described in notes 3 and 4.

Interim results are subject to variations and are not necessarily indicative of the results of operations for a full fiscal year. In the opinion of management, adjustments (which include only normal recurring adjustments) necessary for a fair statement of the results of the interim periods shown have been made.

2.	Earnings per Share

The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective years:

                                                          August         August
                                                           2001           2000
                                                         --------       --------

Numerator:
Net income                                               $ 56,540       $ 50,849
                                                         ========       ========

Denominator:
Denominator for basic earnings
  per share-weighted average shares                       169,528        168,366
                                                         ========       ========

Effect of dilutive securities-
  employee stock options                                    2,642          2,851
                                                         --------       --------

Denominator for diluted earnings
  per share-adjusted weighted
  average shares and assumed
  conversions                                             172,170        171,217
                                                         ========       ========

     Basic earnings per share                            $    .33       $    .30
                                                         ========       ========

     Diluted earnings per share                          $    .33       $    .30
                                                         ========       ========

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

3.	Goodwill and Intangible Assets

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations, which eliminates the pooling of interests method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. Cintas will adopt this accounting standard for business combinations initiated after June 30, 2001.

As of June 1, 2001, Cintas adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and no longer be amortized but tested for impairment on a periodic basis. The provisions of this accounting standard also require the completion of a transitional impairment test within six months of adoption, with any impairments identified treated as a cumulative effect of a change in accounting principle.

In accordance with Statement of Financial Accounting Standards No. 142, Cintas discontinued the amortization of goodwill effective June 1, 2001. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows:

"Goodwill and Adoption of Statement No. 142"

                                                            Three Months Ended
                                                                August 31,
                                                           ---------------------
                                                             2001          2000
                                                           -------       -------
Reported net income                                        $56,540       $50,849
Add: Goodwill amortization, net of tax                        --           1,019
                                                           -------       -------
Adjusted net income                                        $56,540       $51,868
                                                           =======       =======

Reported basic earnings per share                          $   .33       $   .30
Add: Goodwill amortization, net of tax
     per basic share                                            --           .01
                                                           -------       -------
Adjusted basic earnings per share                          $   .33       $   .31
                                                           =======       =======

Reported diluted earnings per share                        $   .33       $   .30
Add: Goodwill amortization, net of tax
     per diluted share                                          --           --
                                                           -------       -------
Adjusted diluted earnings per share                        $   .33       $   .30
                                                           =======       =======

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

Changes in the carrying amount of goodwill for the quarter ended August 31, 2001, by operating segment, are as follows:

"Acquired Intangible Assets"

                                                           Other
                                             Rentals      Services        Total
                                            --------      ---------     --------

Balance as of June 1, 2001                  $110,030      $ 13,723      $123,753

Goodwill acquired during
the period                                     6,705           287         6,992
                                            --------      --------      --------

Balance as of August 31, 2001               $116,735      $ 14,010      $130,745
                                            ========      ========      ========

As required by the statement, intangible assets that do not meet the criteria for recognition apart from goodwill must be reclassified. As a result of Cintas’ analysis, no reclassifications to goodwill were required as of June 1, 2001.

Information regarding Cintas’ other intangible assets follows:

                                                  As of August 31, 2001
                                       -----------------------------------------
                                       Carrying        Accumulated
                                         Amount        Amortization       Net
                                       ----------     -------------     --------

Service contracts                       $120,046        $ 63,244        $ 56,802
Noncompete and
consulting agreements                     62,484          42,331          20,153
                                        --------        --------        --------

Total                                   $182,530        $105,575        $ 76,955
                                        ========        ========        ========

                                                    As of May 31, 2001
                                       -----------------------------------------
                                       Carrying        Accumulated
                                         Amount        Amortization       Net
                                       ----------     -------------     --------

Service contracts                         $118,241       $ 61,810       $ 56,431
Noncompete and
consulting agreements                       63,519         42,334         21,185
                                          --------       --------       --------

Total                                     $181,760       $104,144       $ 77,616
                                          ========       ========       ========

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

Amortization expense for the three months ended August 31, 2001 was $4,732. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

     Fiscal year ended May 31:                                  Amount
                                                                -------

     2002                                                       $18,365
     2003                                                       $15,732
     2004                                                       $12,701
     2005                                                       $11,342
     2006                                                       $10,631

Prior to November 30, 2001, Cintas will complete a transitional goodwill impairment test as required. This test will involve the use of estimates related to the fair market value with which the goodwill is associated.

4.	Derivative Financial Instruments

Accounting Policy for Derivative Instruments

In June 1998, the Financial Accounting Standards Board issued statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement requires that companies recognize all derivatives on the balance sheet at fair value. Derivatives that do not qualify as hedges must be adjusted to fair value through income. For those derivatives that are designated and qualify as a hedge, changes in the fair value of the derivatives are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. The accounting treatment will depend on whether the derivative is considered a fair value hedge or a cash flow hedge.

Cintas has used derivatives for cash flow hedging purposes only. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified to earnings in the period in which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. The adoption of Statement 133 on June 1, 2001 resulted in a charge of $44 in other comprehensive income. The change in fair value during the first quarter of FY 2002 resulted in a charge of $112 to other comprehensive income.

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

Cash Flow Hedging Strategy

Cintas uses interest rate swap agreements as a hedge against variability in short term interest rates. These swap agreements effectively convert a portion of our floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense.

During fiscal 2001, Cintas entered into an interest-rate swap agreement that effectively converted a portion of our floating-rate debt to a fixed-rate basis for a period of two years. Approximately 7%, or $10 million, of outstanding floating rate debt was designated as the hedged items covered by interest-rate swap agreements at August 31, 2001.

5.	Comprehensive Income

Total comprehensive income represents the net change in shareholders’ equity during a period from sources other than transactions with shareholders and, as such, includes net earnings. For Cintas, the only other components of total comprehensive income are the change in cumulative foreign currency translation adjustments and the change in the fair value of forecasted cash flows associated with a derivative accounted for as a cash flow hedge. The components of comprehensive income for the three month periods ended August 31, 2001 and 2000 are as follows:

                                                      August 2001    August 2000
                                                      -----------    -----------

Net income                                             $ 56,540        $ 50,849

Other comprehensive income:
Foreign currency translation
  adjustment                                               (334)            645
Net unrealized loss on cash flow
  hedges                                                   (156)           --
                                                       --------        --------
Comprehensive income                                   $ 56,050        $ 51,494
                                                       ========        ========

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

6.	Segment Information

Cintas classifies its businesses into two operating segments: Rentals and Other Services. The Rentals operating segment designs and manufactures corporate identity uniforms which it rents, along with other items, to its customers. The Other Services operating segment involves the design, manufacture and direct sale of uniforms to its customers, as well as the sale of ancillary services including sanitation supplies, first aid products and services and cleanroom supplies. All of these services are provided throughout the United States and Canada to businesses of all types - from small service and manufacturing companies to major corporations that employ thousands of people. Information about our different business segments is set forth based on the distribution of products and services offered. Cintas evaluates performance based on several factors, of which the primary financial measures are business segment revenue and income before income taxes.

                                                Other
                                   Rentals    Services   Corporate      Total
                                 ----------   --------   ----------  -----------
As of and for the
 three months ended
 August 31, 2001
Revenue                          $  433,152   $131,448   $     --     $  564,600
                                 ==========   ========   ========     ==========
Income before income taxes       $   82,787   $  8,747   $ (1,835)    $   89,699
                                 ==========   ========   ========     ==========
Total assets                     $1,366,599   $292,021   $126,650     $1,785,270
                                 ==========   ========   ========     ==========
As of and for the
 three months ended
 August 31, 2000
Revenue                          $  389,627   $132,332   $     --     $  521,959
                                 ==========   ========   ========     ==========
Income before income taxes       $   73,229   $ 11,100   $ (2,827)    $   81,502
                                 ==========   ========   ========     ==========
Total assets                     $1,220,699   $303,840   $ 78,263     $1,602,802
                                 ==========   ========   ========     ==========

CINTAS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Total revenue increased 8% for the three months ended August 31, 2001, over the same period in fiscal 2001. Net rental revenue increased 11% for the three months ended August 31, 2001, over the same period in the prior fiscal year primarily due to growth in the customer base. Revenue from the sale of uniforms and other direct sale items remained flat for the three months ended August 31, 2001, over the same period in the prior year.

Net income increased 11% for the three months ended August 31, 2001, over the same period in fiscal 2001. Diluted earnings per share increased 10% for the three months ended August 31, 2001, over the same period in the prior fiscal year.

Net interest expense (interest expense less interest income) was $2 million for the three months ended August 31, 2001 compared to $3 million for the same period in the prior fiscal year. This decrease was a result of lower levels of long-term debt, as well as decreased interest rates. Cintas’ effective tax rate was 37.0% for the three months ended August 31, 2001, compared to 37.6% for the same periods in fiscal 2001. The decrease was primarily the result of a decrease in state and local income taxes attributable to state tax planning programs.

Cash, cash equivalents and marketable securities increased by $16 million at August 31, 2001 from May 31, 2001, primarily due to strong cash flow from operations. The cash, cash equivalents and marketable securities will be used to finance future acquisitions and capital expenditures.

Net property and equipment increased by $8 million from May 31, 2001 to August 31, 2001. At the end of the first quarter of fiscal 2002, we had eight uniform rental facilities in various stages of construction.

Financial Condition

At August 31, 2001, we had $127 million in cash, cash equivalents and marketable securities. We believe that our current cash position, funds generated from operations and the strength of our banking relationships are sufficient to meet our anticipated operational and capital requirements.

Quantitative and Qualitative Disclosures About Market Risk

In our normal operations, Cintas has market risk exposure to interest rates. There has been no significant change in our exposure to these risks, which has been previously disclosed.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements. This report contains forward-looking statements that reflect the company’s current views as to future events and financial performance with respect to its operations. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in this report. Factors that might cause such a difference include the possibility of greater than anticipated operating costs, lower sales volumes, the performance and costs of integration of acquisitions, fluctuations in costs of materials and labor, the outcome of pending environmental matters, higher assumed sourcing or distribution costs of products and the reactions of competitors in terms of price and service. Forward-looking statements speak only as of the date made. Cintas undertakes no obligation under the Act to update any forward-looking statements to reflect the events or circumstances arising after the date on which they are made.

Part II.      Other Information

Item 6.	Exhibits and Reports on Form 8-K (a.) No reports were filed on Form 8-K during the quarter.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 12, 2001	CINTAS CORPORATION (Registrant) /s/William C. Gale William C. Gale Vice President and Chief Financial Officer (Chief Accounting Officer)