Form 10-Q
period 2001-11-30
CINTAS CORP
filed 2002-01-09
CIK 723254

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2001

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

Yes       X               No

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, no par value	Outstanding December 31, 2001 169,767,033

CINTAS CORPORATION
INDEX

                                                                        Page No.
                                                                        --------
Part I. Financial Information

  Item 1.   Financial Statements

            Consolidated Condensed Balance Sheets -
                November 30, 2001 and May 31, 2001                           3

            Consolidated Condensed Statements of Income -
                Three Months and Six Months Ended November 30, 2001
                and 2000                                                     4

            Consolidated Condensed Statements of Cash Flows -
                Six Months Ended November 30, 2001 and 2000                  5

            Notes to Consolidated Condensed Financial Statements             6

  Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                         13

  Item 3.   Quantitative and Qualitative Disclosures About
                Market Risk                                                 14

Part II.     Other Information                                              15

Signatures                                                                  16

                               CINTAS CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (In thousands except share data)

                                                      November 30,     May 31,
                                                         2001           2001
                                                      -------------  -----------
                                                       (Unaudited)

ASSETS
------
Current assets:
   Cash and cash equivalents                         $   101,279    $    73,724
   Marketable securities                                 101,653         36,505
   Accounts receivable, net                              252,487        244,450
   Inventories                                           200,065        214,349
   Uniforms and other rental items in service            254,698        242,172
   Prepaid expenses                                       10,211          8,470
                                                     -----------    -----------
     Total current assets                                920,393        819,670

Property and equipment, at cost, net                     713,751        702,132

Goodwill                                                 139,579        123,753
Other assets                                             101,476        106,669
                                                     -----------    -----------

                                                     $ 1,875,199    $ 1,752,224
                                                     ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Accounts payable                                  $    46,336    $    42,495
   Accrued compensation and related liabilities           20,092         35,140
   Accrued liabilities                                    66,937         81,548
   Income Taxes -
       Current                                            48,056         13,412
       Deferred                                           64,314         57,703
   Long-term debt due within one year                     21,068         20,605
                                                     -----------    -----------
     Total current liabilities                           266,803        250,903
Long-term debt due after one year                        209,031        220,940
Deferred income taxes                                     54,219         49,066
Shareholders' equity:
   Preferred stock, no par value,
     100,000 shares authorized, none outstanding            --             --
   Common stock, no par value,
     425,000,000 shares authorized,
     169,734,781 shares issued and outstanding
     (169,370,563 at May 31, 2001)                        64,563         62,409
   Retained earnings                                   1,288,030      1,174,330
   Accumulated other comprehensive loss                   (7,447)        (5,424)
                                                     -----------    -----------
     Total shareholders' equity                        1,345,146      1,231,315
                                                     -----------    -----------

                                                     $ 1,875,199    $ 1,752,224
                                                     ===========    ===========

                             See accompanying notes.

                               CINTAS CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands except per share data)

                                Three months ended         Six months ended
                                   November 30                November 30
                               --------------------    ------------------------
                                 2001        2000         2001          2000
                               --------    --------    ----------    ----------
Revenue:
   Rentals                     $432,628    $398,929    $  865,780    $  788,556
   Other services               124,520     140,123       255,968       272,455
                               --------    --------    ----------    ----------
                                557,148     539,052     1,121,748     1,061,011
Costs and expenses (income):
   Cost of rentals              234,618     223,997       472,538       441,818
   Cost of other services        87,332      91,678       176,735       178,552
   Selling and admin.
     expenses                   141,662     129,921       287,405       262,856
   Interest income               (1,290)     (1,127)       (2,541)       (2,387)
   Interest expense               2,721       3,883         5,807         7,970
                               --------    --------    ----------    ----------
                                465,043     448,352       939,944       888,809
                               --------    --------    ----------    ----------
Income before income taxes       92,105      90,700       181,804       172,202

Income taxes                     34,120      34,167        67,279        64,820
                               --------    --------    ----------    ----------
Net income                     $ 57,985    $ 56,533    $  114,525    $  107,382
                               ========    ========    ==========    ==========

Basic earnings per share       $    .34    $    .34    $      .68    $      .64
                               ========    ========    ==========    ==========

Diluted earnings per share     $    .34    $    .33    $      .67    $      .63
                               ========    ========    ==========    ==========

                             See accompanying notes.

                               CINTAS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                          Six Months Ended
                                                            November 30
                                                      -----------------------
                                                         2001         2000
                                                      ---------    ----------

Cash flows from operating activities:
------------------------------------
   Net income                                         $ 114,525    $ 107,382
   Adjustments to reconcile net income
   to net cash provided
   by operating activities:
       Depreciation                                      49,578       43,856
       Amortization of deferred charges                   9,450       10,481
       Deferred income taxes                             11,764       15,172
       Change in current assets and
        liabilities, net of
        acquisitions of businesses:
          Accounts receivable                            (6,398)     (26,219)
          Inventories                                    15,131      (35,772)
          Uniforms and other rental
           items in service                             (12,112)     (16,418)
          Prepaid expenses                               (1,726)      (1,319)
          Accounts payable                                2,636        3,746
          Accrued compensation and
           related liabilities                          (15,069)       1,160
          Accrued liabilities                           (21,661)     (25,595)
          Income taxes payable                           34,644        2,830
                                                      ---------    ---------
Net cash provided by operating activities               180,762       79,304

Cash flows from investing activities:
------------------------------------
   Capital expenditures                                 (61,040)     (78,041)
   Proceeds from sale or redemption
     of marketable securities                             4,332       30,687
   Purchase of marketable securities                    (69,480)     (10,358)
   Acquisitions of businesses,
     net of cash acquired                               (15,685)     (15,044)
   Other                                                    (19)      (8,582)
                                                      ---------    ---------
Net cash used by investing activities                  (141,892)     (81,338)

Cash flows from financing activities:
------------------------------------
   Repayment of long-term debt                          (11,446)     (19,149)
   Issuance of common stock                               1,640          971
   Other                                                 (1,509)       2,206
                                                      ---------    ---------
Net cash used in financing activities                   (11,315)     (15,972)

Net increase/(decrease) in cash
  and cash equivalents                                   27,555      (18,006)

Cash and cash equivalents
  at beginning of period                                 73,724       52,182
                                                      ---------    ---------
Cash and cash equivalents
  at end of period                                    $ 101,279    $  34,176
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

2.         Earnings per Share

The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective periods:

                                        Three Months Ended    Six Months Ended
                                           November 30          November 30
                                       -------------------   -------------------
                                          2001       2000       2001       2000
                                       --------   --------   --------   --------
Numerator:
   Net income                          $ 57,985   $ 56,533   $114,525   $107,382

Denominator:
   Denominator for basic earnings
   per share-weighted avg. shares       169,726    168,660    169,620    168,513

   Effect of dilutive securities-
   employee stock options                 2,190      3,178      2,409      2,932
                                        -------    -------    -------    -------

   Denominator for diluted
   earnings per share-adjusted
   weighted avg. shares and
   assumed conversions                  171,916    171,838    172,029    171,445
                                        =======    =======    =======    =======

                               CINTAS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                      (In thousands except per share data)

                                        Three Months        Six Months
                                           Ended              Ended
                                         November 30       November 30
                                       --------------    ----------------
                                        2001    2000     2001       2000
                                       -----    -----    -----     ------
     Basic earnings per share          $ .34    $ .34    $ .68     $  .64
                                       =====    =====    =====     ======
     Diluted earnings per share        $ .34    $ .33    $ .67     $  .63
                                       =====    =====    =====     ======

3.         Goodwill and Intangible Assets

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations, which eliminates the pooling of interests method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. Cintas adopted this accounting standard for business combinations initiated after June 30, 2001.

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

In accordance with Statement of Financial Accounting Standards No. 142, Cintas discontinued the amortization of goodwill effective June 1, 2001. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows:

                  "Goodwill and Adoption of Statement No. 142"

                                  Three Months Ended        Six Months Ended
                                     November 30               November 30
                                ---------------------     ---------------------
                                  2001         2000         2001         2000
                                --------     --------     --------     --------
Reported net income             $ 57,985     $ 56,533     $114,525     $107,382
Add: Goodwill amortization,
     net of tax                     --            909         --          1,928
                                --------     --------     --------     --------
Adjusted net income             $ 57,985     $ 57,442     $114,525     $109,310

                               CINTAS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                      (In thousands except per share data)

                                  Three Months Ended          Six Months Ended
                                      November 30                November 30
                                  ------------------         ------------------
                                  2001          2000          2001        2000
                                  -----         ----         -----        -----
  Reported basic earnings
  per share                        $.34         $.34         $.68         $.64

  Add: Goodwill
  amortization, net of
  tax per basic share                --           --           --          .01

  Adjusted basic earnings
  per share                        $.34         $.34         $.68         $.65

  Reported diluted                 $.34         $.33         $.67         $.63
  earnings per share

  Add: Goodwill
  amortization, net of
  tax per diluted share              --           --           --          .01
                                   ----         ----         ----         ----
  Adjusted diluted                 $.34         $.33         $.67         $.64
  earnings per share               ====         ====         ====         ====

Changes in the carrying amount of goodwill for the six months ended November 30, 2001, by operating segment, are as follows:

                          "Acquired Intangible Assets"

                                            Rentals    Other Services    Total
                                           ----------  --------------  ---------

Balance as of June 1, 2001                  $110,030      $ 13,723      $123,753

Goodwill acquired during the period            8,025         7,801        15,826
                                            --------      --------      --------

Balance as of November 30, 2001             $118,055      $ 21,524      $139,579
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

                               CINTAS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                      (In thousands except per share data)

Information regarding Cintas' other intangible assets follows:

                                                As of November 30, 2001
                                      --------------------------------------
                                       Carrying     Accumulated
                                        Amount      Amortization     Net
                                      ----------    ------------   ---------

     Service contracts                $ 120,256      $  65,979     $ 54,277
     Noncompete and consulting
     agreements                          62,942         44,181       18,761
                                      ---------      ---------     --------

     Total                            $ 183,198       $110,160     $ 73,038
                                      =========      =========     ========

                                                 As of May 31, 2001
                                      --------------------------------------
                                       Carrying     Accumulated
                                        Amount      Amortization     Net
                                      ----------    ------------   ---------

     Service contracts                $ 118,241      $  61,810     $ 56,431
     Noncompete and consulting
     agreements                          63,519         42,334       21,185
                                      ---------      ----------    ---------

     Total                            $ 181,760       $104,144      $ 77,616
                                      =========      ==========    =========

Amortization expense for the six months ended November 30, 2001 was $9,450. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

     Fiscal year ended May 31:                                  Amount
     ------------------------                                  --------

           2002                                                $18,516
           2003                                                $15,954
           2004                                                $12,923
           2005                                                $11,520
           2006                                                $10,787

Cintas completed the transitional goodwill impairment test as required by the Statement using a measurement date of June 1, 2001. Based on the results of the transitional impairment test, Cintas was not required to recognize an impairment of goodwill. Cintas will continue to perform future impairment tests as required by the Statement.

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

Cintas has used derivatives for cash flow hedging purposes only. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified to earnings in the period in which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. The adoption of Statement 133 on June 1, 2001 resulted in a charge of $44 in other comprehensive income. The change in fair value during the six months ended November 30, 2001, resulted in a charge of $938 to other comprehensive income.

Cash Flow Hedging Strategy

Cintas uses interest rate swap agreements as a hedge against variability in short term interest rates. These swap agreements effectively convert a portion of our floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense.

During fiscal 2001, and again in the second quarter of fiscal 2002, Cintas entered into interest-rate swap agreements that effectively converted a portion of our floating-rate debt to a fixed-rate basis for a period of two years. Approximately 32%, or $50 million, of outstanding floating rate debt was designated as the hedged items covered by interest-rate swap agreements at November 30, 2001.

5.         Comprehensive Income

Total comprehensive income represents the net change in shareholders’ equity during a period from sources other than transactions with shareholders and, as such, includes net earnings. For Cintas, the only other components of total comprehensive income are the change in cumulative foreign currency translation adjustments and the change in the fair value of forecasted cash flows associated with a derivative accounted for as a cash flow hedge. The components of comprehensive income for the three and six month periods ended November 30, 2001 and 2000 are as follows:

                                     Three Months Ended     Six Months Ended
                                        November 30            November 30
                                     ------------------    --------------------
                                       2001       2000       2001        2000
                                     -------    -------    --------    --------
  Net income                         $57,985    $56,533    $114,525    $107,382

  Other comprehensive income:
    Foreign currency translation
    adjustment                          (707)    (1,669)     (1,041)     (1,024)
    Net unrealized loss on cash
    flow hedges                         (826)        --        (982)         --
                                     -------    -------    --------    --------
  Comprehensive income               $56,452    $54,864    $112,502    $106,358
                                     =======    =======    ========    ========

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

                               CINTAS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                      (In thousands except per share data)

                                               Other
                                 Rentals     Services    Corporate     Total
                               ----------   ----------   ---------  ----------
For the three months ended
  November 30, 2001
Revenue                        $  432,628   $  124,520   $   --     $  557,148
                               ==========   ==========   ========   ==========
Income before income taxes     $   87,526   $    6,010   $ (1,431)  $   92,105
                               ==========   ==========   ========   ==========

For the three months ended
  November 30, 2000
Revenue                        $  398,929   $  140,123   $   --     $  539,052
                               ==========   ==========   ========   ==========
Income before income taxes     $   77,087   $   16,369   $ (2,756)  $   90,700
                               ==========   ==========   ========   ==========

As of and for the six months
  ended November 30, 2001
Revenue                        $  865,780   $  255,968   $   --     $1,121,748
                               ==========   ==========   ========   ==========
Income before income taxes     $  170,313   $   14,757   $ (3,266)  $  181,804
                               ==========   ==========   ========   ==========
Total assets                   $1,379,033   $  293,234   $202,932   $1,875,199
                               ==========   ==========   ========   ==========

As of and for the six months
  ended November 30, 2000
Revenue                        $  788,556   $  272,455   $   --     $1,061,011
                               ==========   ==========   ========   ==========
Income before income taxes     $  150,328   $   27,457   $ (5,583)  $  172,202
                               ==========   ==========   ========   ==========
Total assets                   $1,304,031   $  295,255   $ 71,487   $1,670,773
                               ==========   ==========   ========   ==========

CINTAS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Total revenues increased 3% and 6%, respectively, for the three and six months ended November 30, 2001, over the same periods in fiscal 2001. Net rental revenue increased 8% and 10%, respectively, for the three and six months ended November 30, 2001, over the same periods in the prior fiscal year primarily due to growth in the customer base. Revenue from the sale of uniforms and other direct sale items declined 11% and 6% for the three and six months ended November 30, 2001, over the same periods in the prior year. This decrease is primarily driven by our customers’ delay in purchasing new uniforms because of the economic slowdown, the decline in the hospitality and airline industries as a result of the events of September 11, and a strong second quarter in the prior year.

Net income increased 3% and 7%, respectively, for the three and six months ended November 30, 2001, over the same periods in fiscal 2001. Diluted earnings per share increased 3% and 6%, respectively, for the three and six months ended November 30, 2001, over the same periods in the prior fiscal year.

Net interest expense (interest expense less interest income) was $1.4 million and $3.3 million, respectively, for the three and six months ended November 30, 2001, compared to $2.8 million and $5.6 million, respectively, for the same periods in the prior fiscal year. This decrease was a result of lower levels of long-term debt, as well as decreased interest rates. Cintas’ effective tax rate was 37.0% for both the three and six months ended November 30, 2001, compared to 37.7% and 37.6%, respectively, for the same periods in fiscal 2001. The decrease was primarily the result of a decrease in state and local income taxes attributable to state tax planning programs.

Cash, cash equivalents and marketable securities increased by $93 million at November 30, 2001 from May 31, 2001, primarily due to strong cash flow from operations. The implementation of tax planning programs, reductions in direct sale inventory and strong earnings all contributed to this positive operating cash flow. This is slightly offset by decreased accrued liabilities and compensation related liabilities, which include a lower compensation accrual due to timing of the quarter end cut off. The cash, cash equivalents and marketable securities will be used to finance future acquisitions and capital expenditures.

Net property and equipment increased by $12 million from May 31, 2001 to November 30, 2001. At the end of the second quarter of fiscal 2002, we had seven uniform rental facilities in various stages of construction.

Financial Condition

At November 30, 2001, we had $203 million in cash, cash equivalents and marketable securities. We believe that our current cash position, funds generated from operations and the strength of our banking relationships are sufficient to meet our anticipated operational and capital requirements.

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

CINTAS CORPORATION

Part II.          Other Information

        Item 4.          Submission of matters to a vote of security holders

Cintas’ Annual Shareholders’ meeting was held on October 17, 2001, at which the following issues were voted upon by shareholders:

                             Issue No. 1

Authority to establish the number of Directors to be elected at the Meeting at eight.

FOR 155,337,298 ABSTAIN 533,688	AGAINST 439,287 BROKER NON-VOTES 0

                             Issue No. 2

                             Authority to elect eight Directors.

Name Richard T. Farmer Robert J. Kohlhepp Scott D. Farmer Gerald V. Dirvin James J. Gardner Robert J. Herbold Roger L. Howe Donald P. Klekamp	Shares For 143,797,308 144,270,544 143,978,288 151,408,260 150,365,570 151,412,492 151,429,643 150,606,564	Withheld Authority 12,512,965 12,039,729 12,331,985 4,902,013 5,944,703 4,897,781 4,880,630 5,703,709

CINTAS CORPORATION

        Item 6.          Exhibits and Reports on Form 8-K

(a.)	Form 8-K was filed on November 20, 2001, to announce anticipated sales and earnings for fiscal year 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 9, 2002	CINTAS CORPORATION (Registrant) /s/William C. Gale William C. Gale Vice President and Chief Financial Officer (Chief Accounting Officer)