Form 10-Q
period 2002-02-28
CINTAS CORP
filed 2002-04-11
CIK 723254

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2002

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

Yes       X               No

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, no par value	Outstanding March 31, 2002 169,857,688

CINTAS CORPORATION
INDEX

                                                                        Page No.
                                                                        --------
Part I. Financial Information

  Item 1. Financial Statements

          Consolidated Condensed Balance Sheets -
              February 28, 2002 and May 31, 2001                             3

          Consolidated Condensed Statements of Income -
              Three Months and Nine Months Ended
              February 28, 2002 and 2001                                     4

          Consolidated Condensed Statements of Cash Flows -
              Nine Months Ended February 28, 2002 and 2001                   5

          Notes to Consolidated Condensed Financial Statements               6

  Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           13

  Item 3. Quantitative and Qualitative Disclosures About
              Market Risk                                                   14

Part II.  Other Information                                                 15

Signatures                                                                  15

                               CINTAS CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (In thousands except share data)

                                                   February 28,        May 31,
                                                       2002             2001
                                                   ------------     ------------
                                                    (Unaudited)

ASSETS
------

Current assets:
   Cash and cash equivalents                        $   86,257       $   73,724
   Marketable securities                               152,885           36,505
   Accounts receivable, net                            237,694          244,450
   Inventories                                         194,360          214,349
   Uniforms and other rental
     items in service                                  255,853          242,172
   Prepaid expenses                                      9,755            8,470
                                                    ----------       -----------
     Total current assets                              936,804          819,670

Property and equipment, at cost, net                   712,688          702,132

Goodwill                                               145,845          123,753
Other assets                                           103,025          106,669
                                                    ----------       -----------

                                                    $1,898,362       $1,752,224
                                                    ==========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------
Current liabilities:
   Accounts payable                                 $   38,205       $   42,495
   Accrued compensation and
     related liabilities                                32,499           35,140
   Accrued liabilities                                 121,078           81,548
   Income Taxes -
       Current                                          28,074           13,412
       Deferred                                         60,380           57,703
   Long-term debt due within one year                   18,139           20,605
                                                    ----------       -----------
     Total current liabilities                         298,375          250,903
Long-term debt due after one year                      186,143          220,940
Deferred income taxes                                   55,549           49,066
Shareholders' equity:
   Preferred stock, no par value,
     100,000 shares authorized,
     none outstanding                                     ----             ----
   Common stock, no par value,
     425,000,000 shares authorized,
     169,825,861 shares issued
     and outstanding
     (169,370,563 at May 31, 2001)                      65,365           62,409
   Retained earnings                                 1,301,179        1,174,330
   Accumulated other comprehensive loss                 (8,249)          (5,424)
                                                    ----------       -----------
     Total shareholders' equity                      1,358,295        1,231,315
                                                    ----------       -----------

                                                    $1,898,362       $1,752,224
                                                    ==========       ===========

                             See accompanying notes.

                               CINTAS CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands except per share data)

                                Three months ended         Nine months ended
                                    February 28               February 28
                               --------------------    -------------------------
                                 2002        2001         2002          2001
                               --------    --------    ----------    -----------
Revenue:
  Rentals                      $425,296    $399,957    $1,291,076    $1,188,513
  Other services                120,195     136,766       376,163       409,221
                               --------    --------    ----------    ----------
                                545,491     536,723     1,667,239     1,597,734
Costs and expenses (income):
  Cost of rentals               230,627     223,945       703,165       665,763
  Cost of other services         85,524      92,862       262,259       271,414
  Selling and admin. expenses   140,263     129,348       427,668       392,203
  Interest income                (1,527)       (924)       (4,068)       (3,311)
  Interest expense                2,389       3,749         8,196        11,719
                               --------    --------    ----------    ----------
                                457,276     448,980     1,397,220     1,337,788
                               --------    --------    ----------    ----------
Income before income taxes       88,215      87,743       270,019       259,946

Income taxes                     32,631      32,833        99,910        97,653
                               --------    --------    ----------    ----------
Net income                     $ 55,584    $ 54,910    $  170,109    $  162,293
                               ========    ========    ==========    ==========

Basic earnings per share       $    .33    $    .32    $     1.00    $      .96
                               ========    ========    ==========    ==========

Diluted earnings per share     $    .32    $    .32    $      .99    $      .95
                               ========    ========    ==========    ==========

                             See accompanying notes.

                               CINTAS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                           Nine Months Ended
                                                              February 28
                                                      --------------------------
Cash flows from operating activities:                    2002            2001
-------------------------------------                 ---------       ----------
 Net income                                           $ 170,109       $ 162,293
 Adjustments to reconcile net income
   to net cash provided
   by operating activities:
     Depreciation                                        75,146          66,758
     Amortization of deferred charges                    14,210          16,189
     Deferred income taxes                                9,160          16,129
     Change in current assets and liabilities,
      net of acquisitions of businesses:
        Accounts receivable                               9,214         (19,369)
        Inventories                                      20,936         (58,344)
        Uniforms and other rental
          items in service                              (12,942)        (18,981)
        Prepaid expenses                                 (1,233)           (965)
        Accounts payable                                 (6,676)         (2,952)
        Accrued compensation and
          related liabilities                            (2,662)          2,018
        Accrued liabilities                              (9,133)        (13,794)
        Income taxes payable                             14,662          (1,432)
                                                      ---------        ---------
Net cash provided by operating activities               280,791         147,550

Cash flows from investing activities:
-------------------------------------
   Proceeds from divestiture of
     certain facilities                                    --             1,400
   Capital expenditures                                 (84,977)       (113,809)
   Proceeds from sale or redemption
      of marketable securities                           47,486          44,603
   Purchase of marketable securities                   (163,866)        (15,446)
   Acquisitions of businesses,
      net of cash acquired                              (30,349)        (34,236)
   Other                                                    580         (21,948)
                                                      ---------       ---------
Net cash used by investing activities                  (231,126)       (139,436)

Cash flows from financing activities:
-------------------------------------
   Proceeds from issuance of
     long-term debt                                        --                16
   Repayment of long-term debt                          (37,263)        (26,327)
   Issuance of common stock                               2,442           4,600
   Other                                                 (2,311)            594
                                                      ---------       ---------
Net cash used in financing activities                   (37,132)        (21,117)

Net increase/(decrease) in cash
  and cash equivalents                                   12,533         (13,003)

Cash and cash equivalents at
  beginning of period                                    73,724          52,182
                                                      ---------       ---------

Cash and cash equivalents
  at end of period                                    $  86,257       $  39,179
                                                      =========       =========

                             See accompanying notes.

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands except per share data)

1.      Basis of Presentation

The consolidated condensed financial statements of Cintas Corporation included herein have been prepared by Cintas, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. While we believe that the disclosures are adequately presented, we suggest that these consolidated condensed financial statements be read in conjunction with the financial statements and notes included in our most recent annual report for the fiscal year ended May 31, 2001. A summary of our significant accounting policies is presented on page 22 of our most recent annual report. There have been no material changes in the accounting policies followed by Cintas during fiscal year 2002 except for those changes described in notes 3 and 4.

Interim results are subject to variations and are not necessarily indicative of the results of operations for a full fiscal year. In the opinion of management, adjustments (which include only normal recurring adjustments) necessary for a fair statement of the results of the interim periods shown have been made.

2.      Earnings per Share

The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective periods:

                                    Three Months Ended       Nine Months Ended
                                        February 28             February 28
                                   ---------------------   ---------------------
                                      2002        2001       2002         2001
                                   ---------    --------   --------    ---------
Numerator:
   Net income                      $  55,584    $ 54,910   $170,109     $162,293
                                   =========    ========   ========     ========

Denominator:
   Denominator for basic
   earnings per share-weighted
   avg. shares                       169,786     168,890    169,675      168,637

   Effect of dilutive
   securities- employee
   stock options                       2,507       2,868      2,444        2,905
                                   ---------    --------   --------     --------

   Denominator for diluted
   earnings per share-adjusted
   weighted avg. shares and
   assumed conversions               172,293     171,758    172,119      171,542
                                   =========    ========   ========     ========

                               CINTAS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                      (In thousands except per share data)

                                    Three Months Ended       Nine Months Ended
                                        February 28            February 28
                                    -------------------   ----------------------
                                       2002       2001        2002        2001
                                    ----------  -------     -------     --------
     Basic earnings per share         $  .33     $  .32      $ 1.00      $  .96
                                      ======     ======      ======      =======

     Diluted earnings per share       $  .32     $  .32      $  .99      $  .95
                                      ======     ======      ======      =======

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

As of June 1, 2001, Cintas adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the balance sheet, and no longer be amortized, but tested for impairment on a periodic basis. The provisions of this accounting standard also require the completion of a transitional impairment test within six months of adoption, with any impairments identified treated as a cumulative effect of a change in accounting principle.

In accordance with Statement of Financial Accounting Standards No. 142, Cintas discontinued the amortization of goodwill effective June 1, 2001. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows:

                  "Goodwill and Adoption of Statement No. 142"

                                     Three Months Ended     Nine Months Ended
                                          February 28          February 28
                                     -------------------   -------------------
                                       2002       2001       2002       2001
                                     --------   --------   --------   --------

Reported net income                  $ 55,584   $ 54,910   $170,109   $162,293
Add: Goodwill amortization,
  net of tax                             --          720       --        2,648
                                     --------   --------   --------   --------
Adjusted net income                  $ 55,584   $ 55,630   $170,109   $164,941
                                     ========   ========   ========   ========

                               CINTAS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                      (In thousands except per share data)

                                         Three Months Ended   Nine Months Ended
                                             February 28         February 28
                                         ------------------   ----------------
                                            2002     2001     2002       2001
                                           -----    -----     -----     ------
  Reported basic earnings per
     share                                 $.33      $.32     $1.00      $.96
  Add: Goodwill amortization,
     net of tax per basic share              --       .01      --         .02
                                           -----    -----     -----      -----
  Adjusted basic earnings per share        $.33      $.33     $1.00      $.98
                                           =====    =====     =====      =====

  Reported diluted earnings per share      $.32      $.32     $ .99      $.95
  Add: Goodwill amortization, net of
  tax per diluted share                      --       .01       --        .02
                                           -----    -----     -----      -----
  Adjusted diluted earnings per share      $.32      $.33     $ .99      $.97
                                           =====    =====     =====      =====

Changes in the carrying amount of goodwill for the nine months ended February 28, 2002, by operating segment, are as follows:

                                                             Other
                                                Rentals     Services     Total
                                                --------    --------    --------

     Balance as of June 1, 2001                 $110,030     $13,723    $123,753

     Goodwill acquired during the period          12,333       9,759      22,092
                                                --------     -------    --------

     Balance as of February 28, 2002            $122,363     $23,482    $145,845
                                                ========     =======    ========

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
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                      (In thousands except per share data)

Information regarding Cintas' other intangible assets follows:

                                              As of February 28, 2002
                                 -----------------------------------------------
                                  Carrying        Accumulated
                                   Amount        Amortization            Net
                                 ---------       ------------         ----------

Service contracts                $124,432          $  68,391          $56,041
Noncompete and consulting
agreements                         63,936             45,991           17,945
                                 ---------         ---------          -------

Total                            $188,368          $ 114,382          $73,986
                                 =========         =========          =======

                                              As of May 31, 2001
                                 -----------------------------------------------
                                  Carrying        Accumulated
                                   Amount        Amortization            Net
                                 ---------       ------------         ----------

Service contracts                $118,241          $ 61,810           $ 56,431
Noncompete and consulting
agreements                         63,519            42,334             21,185
                                 ---------         --------           --------

Total                            $181,760          $104,144           $ 77,616
                                 =========         ========           ========

Amortization expense for the nine months ended February 28, 2002 was $14,210. Estimated amortization expense, excluding any future acquisitions, for each of the five succeeding fiscal years is as follows:

     Fiscal year ended May 31:                                   Amount
     ------------------------                                   ---------

     2002                                                        $18,685
     2003                                                        $16,491
     2004                                                        $13,461
     2005                                                        $11,563
     2006                                                        $10,830

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

Cintas has used derivatives for cash flow hedging purposes only. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified to earnings in the period in which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. The adoption of Statement 133 on June 1, 2001, resulted in a charge of $44 in other comprehensive income. The change in fair value during the nine months ended February 28, 2002, resulted in a charge of $875 to other comprehensive income.

Cash Flow Hedging Strategy

Cintas uses interest rate swap agreements as a hedge against variability in short term interest rates. These swap agreements effectively convert a portion of our floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense.

During fiscal 2001, and again in the second quarter of fiscal 2002, Cintas entered into interest-rate swap agreements that effectively converted a portion of our floating-rate debt to a fixed-rate basis for a period of two years. Approximately 37%, or $50 million, of outstanding floating rate debt was designated as the hedged items covered by interest-rate swap agreements at February 28, 2002.

5.       Acquisitions

On March 18, 2002, Cintas announced that it had reached an agreement to acquire Omni Services, Inc. (Omni), a wholly owned subsidiary of Filuxel SA. Consummation of the acquisition is subject to customary closing conditions, including approval from certain regulatory authorities. Omni revenues are approximately $320 million annually.

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

On March 4, 2002, Cintas announced that it was in negotiations with Angelica Corporation to acquire assets related to the non-health care portion of their image apparel operations.

6.       Comprehensive Income

Total comprehensive income represents the net change in shareholders’ equity during a period from sources other than transactions with shareholders and, as such, includes net earnings. For Cintas, the only other components of total comprehensive income are the change in cumulative foreign currency translation adjustments and the change in the fair value of forecasted cash flows associated with derivatives accounted for as cash flow hedges. The components of comprehensive income for the three and nine month periods ended February 28, 2002 and 2001 are as follows:

                                      Three Months Ended     Nine Months Ended
                                         February 28           February 28
                                      ------------------   --------------------
                                       2002        2001      2002        2001
                                      -------    -------   --------    --------
Net income                            $55,584    $54,910   $170,109    $162,293

Other comprehensive
income:
   Foreign currency
     translation adjustment              (865)       210     (1,906)       (814)
   Net unrealized loss on
     cash flow hedges                      63         --       (919)         --
                                      -------    -------    --------   --------

  Comprehensive income                $54,782    $55,120   $167,284    $161,479
                                      =======    =======   ========    ========

7.       Segment Information

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

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

                                                 Other
                                    Rentals    Services   Corporate     Total
                                  -----------  ---------  ---------  -----------
     For the three months ended
       February 28, 2002
     Revenue                      $  425,296   $120,195    $     --   $  545,491
                                  ==========   ========    ========   ==========
     Income before income taxes   $   82,997   $  6,080    $   (862)  $   88,215
                                  ==========   ========    ========   ==========

     For the three months ended
       February 28, 2001
     Revenue                      $  399,957   $136,766    $     --   $  536,723
                                  ==========   ========    ========   ==========
     Income before income taxes   $   78,064   $ 12,504    $ (2,825)  $   87,743
                                  ==========   ========    ========   ==========

     As of and for the nine months
       ended February 28, 2002
     Revenue                      $1,291,076   $376,163    $     --   $1,667,239
                                  ==========   ========    ========   ==========
     Income before income taxes   $  253,310   $ 20,837    $ (4,128)  $  270,019
                                  ==========   ========    ========   ==========
     Total assets                 $1,378,217   $281,003    $239,142   $1,898,362
                                  ==========   ========    ========   ==========

     As of and for the nine months
       ended February 28, 2001
     Revenue                      $1,188,513   $409,221    $     --   $1,597,734
                                  ==========   ========    ========   ==========
     Income before income taxes   $  228,393   $ 39,961    $ (8,408)  $  259,946
                                  ==========   ========    ========   ==========
     Total assets                 $1,362,965   $294,324    $ 67,662   $1,724,951
                                  ==========   ========    ========   ==========

CINTAS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Total revenues increased 2% and 4%, respectively, for the three and nine months ended February 28, 2002, over the same periods in fiscal 2001. Net rental revenue increased 6% and 9%, respectively, for the three and nine months ended February 28, 2002, over the same periods in the prior fiscal year primarily due to growth in the customer base. Revenue from the sale of uniforms and other direct sale items declined 12% and 8% for the three and nine months ended February 28, 2002, over the same periods in the prior year. This decrease is primarily driven by our customers’ delay in purchasing new uniforms because of the economic slowdown, the decline in the hospitality and airline industries as a result of the events of September 11, and a strong third quarter in the prior year due to a large customer installation.

Net income increased 1% and 5%, respectively, for the three and nine months ended February 28, 2002, over the same periods in fiscal 2001. Diluted earnings per share remained flat for the three months ended February 28, 2002, and increased 4% for the nine months ended February 28, 2002, over the same periods in the prior fiscal year.

Net interest expense (interest expense less interest income) was $.9 million and $4.1 million, respectively, for the three and nine months ended February 28, 2002, compared to $2.8 million and $8.4 million, respectively, for the same periods in the prior fiscal year. This decrease was a result of lower levels of long-term debt, as well as decreased interest rates. Cintas’ effective tax rate was 37.0% for both the three and nine months ended February 28, 2002, compared to 37.4% and 37.6%, respectively, for the same periods in fiscal 2001. The decrease was primarily the result of a decrease in state and local income taxes attributable to state tax planning programs.

Financial Condition

At February 28, 2002, we had $239 million in cash, cash equivalents and marketable securities, an increase of $129 million over May 31, 2001, primarily due to strong cash flow from operations. The implementation of tax planning programs, reductions in direct sale inventory and strong earnings all contributed to this positive operating cash flow. This is slightly offset by higher in service inventory due to a strong rate of new business, as well as decreased accounts payable and accrued liabilities. The cash, cash equivalents and marketable securities will be used to finance future acquisitions and capital expenditures.

Net property and equipment increased by $11 million from May 31, 2001 to February 28, 2002. At the end of the third quarter of fiscal 2002, we had five uniform rental facilities in various stages of construction.

In the third quarter of fiscal 2002, Cintas announced an agreement to acquire Omni Services, Inc. from Filuxel SA (refer to Note 5). In addition to this acquisition, Cintas announced that we are in discussions with Angelica Corporation to buy the assets of their non-health care business. These pending acquisitions, coupled with smaller acquisitions in the rental segment, will be financed with a

CINTAS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

combination of approximately $200 million in cash and approximately $500 million in long term debt. We believe that our current cash position, funds generated from operations and the strength of our banking relationships are sufficient to meet our anticipated operational and capital requirements.

During the quarter, Cintas approved a 14% increase in the Company’s annual dividend to 25 cents per share from 22 cents per share. The dividend is payable on April 8, 2002 to shareholders of record as of February 15, 2002.

Litigation and Other Contingencies

Cintas is party to litigation in the normal course of business, none of which is expected to have a material impact on operating results. This litigation includes lawsuits that challenge the legality of certain ancillary charges on invoices. The estimated liability, if any, related to these lawsuits has not been determined, but is not expected to have a material adverse effect on results. In addition, a class action suit was filed in the State of California alleging that Cintas violated the California overtime pay laws applicable to its service sales representatives, which Cintas believed to be exempt employees. Management has established estimated accruals to the extent that liabilities exist for such matters and believes that any liability in excess of amounts accrued will not have a material impact on the financial statements.

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

On January 31, 2002, Cintas declared an annual cash dividend of $.25 per share on outstanding common stock, a 14 percent increase over the dividends paid in the prior year. The dividend is payable on April 8, 2002 to shareholders of record as of February 15, 2002.

Item 6.	Exhibits and Reports on Form 8-K (a.) Exhibit Index Exhibit Number Description of Exhibit

10.14	Stock Purchase Agreement between Cintas Corporation and Filuxel SA dated as of March 15, 2002

(b.) Form 8-K was filed on February 21, 2002, to announce anticipated sales and earnings for fiscal year 2002.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 11, 2002	CINTAS CORPORATION (Registrant) /s/William C. Gale William C. Gale Vice President and Chief Financial Officer (Chief Accounting Officer)