Form 10-K
period 2002-05-31
CINTAS CORP
filed 2002-08-26
CIK 723254

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File No. 0-11399

CINTAS CORPORATION
(Exact name of registrant as specified in its charter)

Incorporated under the Laws of Washington (State or other jurisdiction of incorporation or organization)	31-1188630 IRS Employer ID No.
6800 Cintas Boulevard P.O. Box 625737 Cincinnati, Ohio (Address of principal executive offices)	45262-5737 (Zip Code)

Phone: (513) 459-1200
(Telephone number of principal executive offices)

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, No Par Value
(Title of class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☐

        The aggregate market value of Common Stock held by nonaffiliates is $7,592,648,178 based on a closing price of $44.63 on August 15, 2002. As of August 15, 2002, 170,124,315 shares of no par value Common Stock were issued and outstanding.

Documents Incorporated by Reference

        Portions of the Registrant's Annual Report to Shareholders for 2002 furnished to the Commission pursuant to Rule 14a-3(b) and portions of the Registrant's Proxy Statement to be filed with the Commission for its 2002 annual meeting are incorporated by reference in Parts II and III as specified.

CINTAS CORPORATION
INDEX TO ANNUAL REPORT
ON FORM 10-K

PART I

ITEM 1.  BUSINESS

        Cintas Corporation is a Washington corporation, and is primarily a corporate identity uniform company which also provides ancillary services as discussed below. Cintas was founded in 1968 by Richard T. Farmer, Chairman of the Board, when he left his family's industrial laundry business in order to develop uniform programs using an exclusive new fabric. In the early 1970's, Cintas acquired the family industrial laundry business.

        Cintas provides a highly specialized service to businesses of all types—from small service and manufacturing companies to major corporations that employ thousands of people. Cintas classifies its businesses into two operating segments: Rentals and Other Services. The Rentals operating segment designs and manufactures corporate identity uniforms which it rents, along with other items, to its customers. The Other Services operating segment involves the design, manufacture and direct sale of uniforms to its customers as well as the sale of ancillary services including sanitation supplies, first aid and safety products and services and cleanroom supplies.

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

        Cintas operates fourteen manufacturing facilities, which provide for a substantial amount of its standard uniform needs. Additional products are purchased from several outside suppliers. Because of Cintas' ability to manufacture much of its own uniform needs, the loss of one vendor would not have a significant impact on Cintas. Cintas purchases fabric, used in its manufacturing process, from several suppliers. Cintas is not aware of any circumstances that would hinder its ability to obtain these materials.

        Cintas does not anticipate any material capital expenditures for environmental remediation that would have a material effect on its financial condition. Cintas is not aware of any material non-compliance with environmental laws.

        At May 31, 2002, Cintas employed approximately 27,000 employees of which approximately 703 were represented by labor unions. Cintas considers its relationship with its employees to be satisfactory.

        The table sets forth the revenues derived from each service provided by Cintas.

	Year Ended May 31
	2002	2001	2000
	(in thousands)
Rentals	$1,753,368	$1,610,606	$1,424,892
Other Services	517,684	550,094	477,099

	$2,271,052	$2,160,700	$1,901,991

ITEM 2.  PROPERTIES

        Cintas occupies 365 facilities located in 292 cities, of which 152 facilities are leased for various terms ranging from monthly to the year 2019. Cintas expects that it will be able to renew its leases on satisfactory terms. All other properties are owned. The corporate offices provide centrally located administrative functions including accounting, finance, marketing and computer system development and support. Cintas operates processing plants that house administrative, sales and service personnel and the necessary equipment involved in the cleaning of uniforms and bulk items. Branch operations provide administrative, sales and service functions. Cintas operates seven distribution facilities and has fourteen manufacturing plants. Cintas also operates facilities that distribute first aid products. Cintas considers the facilities it operates to be adequate for their intended use. Cintas owns or leases 8,510 vehicles.

        The following chart provides additional information concerning Cintas' facilities:

Type of Facility	# of Facilities
Processing Plant	170
Branch	103
Cleanroom	10
First Aid Facility	36
Distribution Center	7
Manufacturing Facility	14
Direct Sales Office	25

Total	365

ITEM 3.  LEGAL PROCEEDINGS

        Cintas is subject to legal proceedings and claims arising from the ordinary course of its business, including personal injury, customer contract and employment claims. In the opinion of management, the aggregate liability, if any, with respect to such actions will not have a material adverse effect on the financial position or results of operations of Cintas. Cintas maintains insurance coverage against certain liabilities that it may incur in its operations from time to time.

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

Groundwater testing in the area of Cintas' property has detected a very low level of volatile organic compound contamination. The United States Environmental Protection Agency in March 1999 issued a Record of Decision to the effect that groundwater contamination in the vicinity of Cintas' plant does not warrant remediation at this time. Instead, the low levels of groundwater contamination near Cintas' facility will be monitored and allowed to attenuate naturally. The Record of Decision requires active groundwater remediation in other parts of the site, which are believed to be unrelated to Cintas. According to the Record of Decision, the EPA estimates that the 30 year net present value of costs to be incurred to remediate and monitor groundwater contamination at the site is $22 million. It is possible that the EPA will attempt to recover from the potentially responsible parties the costs it has incurred to date with respect to the site as well as the costs it expects to incur going forward. To date, no specific claim has been asserted against Cintas. Thus it is not possible at this time to estimate Cintas' loss exposure, if any, with respect to this matter.

        As part of the Agreement and Plan of Merger between Unitog Company and Cintas, Cintas performed environmental testing at nine previously untested Unitog laundry facilities. The testing resulted in the discovery of soil and groundwater contamination at certain of these sites. As a result of all of the environmental matters noted above, Cintas recorded a charge to operating expense of $5 million during the third quarter of fiscal 1999 to reflect its current estimate of the additional costs to be incurred relative to these sites. At May 31, 2002, Cintas has an undiscounted liability of $3.97 million for these environmental matters.

        As part of the acquisition of Omni, Cintas performed environmental testing at ten previously untested Omni laundry facilities. The testing resulted in the discovery of soil and groundwater contamination at certain of these sites. Cintas estimated that remedial action would cost approximately $9 million to clean up these sites, which Cintas has accrued as a liability as of the date of the acquisition of Omni. Under its agreement to acquire Omni, Cintas has agreed to pay for any remedial action, up to the first $5 million, and the parties agreed that remedial costs of $3 million would be treated as a purchase price adjustment and credited to Cintas.

        Cintas is party to additional litigation, none of which is expected to have a material impact on operating results. This litigation includes lawsuits challenging the legality of certain ancillary charges on invoices. The estimated liability, if any, relating to these lawsuits has not been determined but is not expected to have a material adverse effect on results. In addition, a class action suit was filed in the State of California alleging that Cintas violated the California overtime pay laws applicable to its service sales representatives, which Cintas believed to be exempt employees. Management of Cintas has established estimated accruals to the extent that liabilities exist for such matters and believes that any liability in excess of amounts accrued will not have a material impact on the financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None in the fourth quarter of fiscal 2002.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        "Market for Registrant's Common Stock and Security Holder Information" on page 55 of the Registrant's Annual Report to Shareholders for 2002 is incorporated herein by reference. Dividend information is incorporated by reference to the Consolidated Statements of Shareholders' Equity on page 26. Dividends on the outstanding Common Stock are paid annually and amounted to $.25 and $.22 per share in fiscal 2002 and 2001, respectively.

Equity Compensation Plan Information

Plan category	Number of shares to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans
*Equity compensation plans approved by shareholders	5,861,097	$28.31	7,528,050
Equity compensation plans not approved by shareholders	—	—	—

Total	5,861,097	$28.31	7,528,050

*
This amount includes a stock option plan assumed through the acquisition of Unitog Company in March 1999. Options outstanding under this plan at May 31, 2002, were 16,828, at an average of $26.17 per share. There are no options available for future issuance under the Unitog plan.

ITEM 6.  SELECTED FINANCIAL DATA

        The "Eleven Year Financial Summary" on page 23 of the Registrant's Annual Report to Shareholders for 2002 is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                 OF OPERATIONS

        "Management's Discussion and Analysis of Financial Condition and Results of Operations" commencing on page 48 of the Registrant's Annual Report to Shareholders for 2002 is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        "Quantitative and Qualitative Disclosure About Market Risk" on page 50 of the Registrant's Annual Report to Shareholders for 2002 is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following Financial Statements of the Registrant shown on pages 24 through 47 of its Annual Report to Shareholders for 2002 are incorporated herein by reference:

  Consolidated Statements of Income for the years ended May 31, 2002, 2001 and 2000
  Consolidated Balance Sheets as of May 31, 2002 and 2001
  Consolidated Statements of Shareholders' Equity for the years ended May 31, 2002, 2001 and 2000
  Consolidated Statements of Cash Flows for the years ended May 31, 2002, 2001 and 2000
  Notes to Consolidated Financial Statements
  Report of Independent Auditors

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                 FINANCIAL DISCLOSURE

        None.

PART III

        Items 10., 11., 12., and 13. of Part III are incorporated by reference to the Registrant's Proxy Statement for its 2002 Annual Shareholders' Meeting to be filed with the Commission pursuant to Regulation 14A.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON FORM 8-K

  (a)(1) Financial Statements. All financial statements required to be filed by Item 8 of this Form and included in this report are listed in Item 8. No additional financial statements are filed because the requirements for paragraph (d) under Item 14 are not applicable to Cintas.

  (a)(2) Financial Statement Schedule:

  For each of the three years in the period ended May 31, 2002.

  Schedule II: Valuation and Qualifying Accounts and Reserves.

  All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto.

  (a)(3) Exhibits.

Exhibit Number	Description of Exhibit	Filing Status
3.1	Restated Articles of Incorporation	(1)
3.2	By-laws	(1)
3.3	Amendments to the Articles of Incorporation of Cintas Corporation	(2)
4.1
	Indenture dated as of May 28, 2002 among Cintas Corporation No. 2, as issuer, Cintas Corporation, as parent guarantor, the subsidiary guarantors thereto and Wachovia Bank, National Association, as trustee	filed herewith
4.2	Form of 5 1/8% Senior Note due 2007	filed herewith
4.3	Form of 6% Senior Note due 2012	filed herewith
4.4
	Registration Rights Agreement dated as of May 28, 2002 among Cintas Corporation No. 2, as issuer, Cintas Corporation, as parent guarantor, the subsidiary guarantors named therein and the initial purchasers named therein	filed herewith
* Management Compensatory Contracts
10.1*	Incentive Stock Option Plan	(3)
10.2*	Partners' Plan, as Amended	(4)
10.3*	1990 Directors' Stock Option Plan	(5)
10.4*	1994 Directors' Stock Option Plan	(6)

10.5	Agreement and Plan of Merger and Reorganization dated January 12, 1998 by and among Uniforms To You and Company, Cintas Merger Sub, Inc. —Illinois, other acquired companies, certain shareholders and Cintas Corporation	(7)
10.6	Agreement and Plan of Merger dated January 9,1999 by and among Unitog Company, Cintas Image Acquisition Company and Cintas Corporation	(8)
10.7	Amendment No. 1 to Agreement and Plan of Merger dated March 23, 1999 by and among Unitog Company, Cintas Image Acquisition Company and Cintas Corporation	(9)
10.8*	Unitog Company 1992 Stock Option Plan	(10)
10.9*	Amendment No. 1 to Unitog Company 1992 Stock Option Plan	(11)
10.10*	Unitog Company 1997 Stock Option Plan	(12)
10.11*	1999 Cintas Corporation Stock Option Plan	(13)
10.12*	Director's Deferred Compensation Plan	(14)
10.14	Stock purchase agreement between Cintas Corporation and Filuxel SA dated as of March 15, 2002	(15)
10.15	Bridge loan agreement dated May 8, 2002 among Cintas Corporation No. 2, as borrower, Cintas Corporation as a guarantor, the lenders, Bank One, NA, as agent, and Merrill Lynch Bank USA, as syndication agent	(16)
10.16
	Purchase Agreement dated as of May 28, 2002 among Cintas Corporation No. 2, as issuer, Cintas Corporation, as parent guarantor, the subsidiary guarantors named therein and the initial purchasers named therein	filed herewith
13	2002 Annual Report to Shareholders (a)	filed herewith
21	Subsidiaries of the Registrant	filed herewith
23	Consent of Independent Auditors	filed herewith
99.1	Certification of Chief Executive Officer	filed herewith
99.2	Certification of Chief Financial Officer	filed herewith

(a)
Only portions of the 2002 Annual Report to Shareholders specifically incorporated by reference are filed herewith. A supplemental paper copy of this report will be provided to the SEC for informational purposes.

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

(14)
Incorporated by reference to Cintas' Form 10-Q for the quarter ended November 30, 2001.

(15)
Incorporated by reference to Cintas' Form 10-Q for the quarter ended February 28, 2002.

(16)
Incorporated by reference to Cintas' Form 8-K dated May 13, 2002.

(b)
A Form 8-K was filed on May 13, 2002 to report the acquisition of the stock of Omni Services, Inc.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINTAS CORPORATION

DATE SIGNED: August 26, 2002	By:	/s/ ROBERT J. KOHLHEPP Robert J. Kohlhepp Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ RICHARD T. FARMER Richard T. Farmer	Chairman of the Board of Directors	August 26, 2002
/s/ ROBERT J. KOHLHEPP Robert J. Kohlhepp	Chief Executive Officer and Director	August 26, 2002
/s/ SCOTT D. FARMER Scott D. Farmer	President, Chief Operating Officer and Director	August 26, 2002
/s/ JAMES J. GARDNER James J. Gardner	Director	August 26, 2002
/s/ DONALD P. KLEKAMP Donald P. Klekamp	Director	August 26, 2002
/s/ WILLIAM C. GALE William C. Gale	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 26, 2002

CINTAS CORPORATION

Schedule II—Valuation and Qualifying Accounts and Reserves
(In Thousands)

		Additions
Description	Balance At Beginning of Year	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts	(3) Deductions	Balance at End of Year
Allowance for Doubtful Accounts
May 31, 2000	$8,754	$1,994	$1,123	$4,507	$7,364

May 31, 2001	$7,364	$5,300	$1,154	$5,053	$8,765

May 31, 2002	$8,765	$3,365	$3,516	$6,417	$9,229

Reserve for Obsolete Inventory
May 31, 2000	$31,853	$1,220	$821	$11,590(4)	$22,304

May 31, 2001	$22,304	$2,892	$(97)	$5,025	$20,074

May 31, 2002	$20,074	$5,057	$1,302	$7,575	$18,858

(1)
Represents amounts charged to expense to increase reserve for estimated future bad debts or to increase reserve for obsolete inventory. Amounts related to inventory are computed by performing a thorough analysis of future marketability by specific inventory item.

(2)
Represents an increase in the appropriate balance sheet reserve due to acquisitions during the respective period.

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

QuickLinks

FORM 10-K
INDEX TO ANNUAL REPORT
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON FORM 8-K
SIGNATURES
Schedule II—Valuation and Qualifying Accounts and Reserves (In Thousands)