Form 10-Q
period 2002-08-31
CINTAS CORP
filed 2002-10-15
CIK 723254

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2002

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

Yes       X               No

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, no par value	Outstanding September 30, 2002 170,166,453
                               CINTAS CORPORATION
                                      INDEX

                                                                        Page No.
                                                                        --------
Part I. Financial Information

  Item 1.   Financial Statements

            Consolidated Condensed Balance Sheets -
                August 31, 2002 and May 31, 2002                             3

            Consolidated Condensed Statements of Income -
                Three Months Ended August 31, 2002 and 2001                  4

            Consolidated Condensed Statements of Cash Flows -
                Three Months Ended August 31, 2002 and 2001                  5

            Notes to Consolidated Condensed Financial Statements             6

  Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                         18

  Item 3.   Quantitative and Qualitative Disclosures About
                Market Risk                                                 20

  Item 4.   Controls and Procedures                                         20

Part II. Other Information                                                  21

Signatures                                                                  21

Certifications                                                              23

                               CINTAS CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (In thousands except share data)

                                                     August 31,      May 31,
                                                        2002          2002
                                                    ------------   -------------
                                                     (Unaudited)
ASSETS
------
Current assets:
   Cash and cash equivalents                         $    33,407    $    40,628
   Marketable securities                                  35,753         44,458
   Accounts receivable, net                              282,351        283,234
   Inventories                                           209,513        193,821
   Uniforms and other rental items in service            292,057        280,936
   Prepaid expenses                                       10,963         10,173
                                                     -----------    -----------
     Total current assets                                864,044        853,250

Property and equipment, at cost, net                     770,291        778,402

Goodwill                                                 689,043        678,598
Service contracts                                        155,361        158,529
Other assets                                              57,213         50,455
                                                     -----------    -----------

                                                     $ 2,535,952    $ 2,519,234
                                                     ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Accounts payable                                  $    70,854    $    60,393
   Accrued compensation and related liabilities           25,228         29,004
   Accrued liabilities                                    90,105        131,705
   Income taxes:
      Current                                             26,233         11,791
      Deferred                                            74,290         61,372
   Long-term debt due within one year                     16,736         18,369
                                                     -----------    -----------
     Total current liabilities                           303,446        312,634

Long-term debt due after one year                        663,590        703,250
Deferred income taxes                                     83,243         79,591

Shareholders' equity:
   Preferred stock, no par value,
     100,000 shares authorized, none outstanding            --             --
   Common stock, no par value,
     425,000,000 shares authorized,
     170,142,146 shares issued and outstanding
     (169,930,290 at May 31, 2002)                        68,579         66,508
   Retained earnings                                   1,426,783      1,365,136
   Other accumulated comprehensive loss:
     Foreign currency translation                         (6,403)        (4,863)
     Unrealized loss on derivatives                       (3,286)        (3,022)
                                                     -----------    -----------
     Total shareholders' equity                        1,485,673      1,423,759
                                                     -----------    -----------
                                                     $ 2,535,952    $ 2,519,234
                                                     ===========    ===========

                             See accompanying notes.

                               CINTAS CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands except per share data)

                                                          Three Months Ended
                                                              August 31,
                                                      --------------------------
                                                         2002            2001
Revenue:                                              ---------       ---------
   Rentals                                            $ 523,656       $ 433,152
   Other services                                       142,070         131,448
                                                      ---------       ---------
                                                        665,726         564,600

Costs and expenses (income):
   Cost of rentals                                      286,951         237,920
   Cost of other services                                96,762          90,658
   Selling and administrative expenses                  176,832         144,488
   Interest income                                         (739)         (1,251)
   Interest expense                                       8,024           3,086
                                                      ---------       ---------
                                                        567,830         474,901
                                                      ---------       ---------

Income before income taxes                               97,896          89,699

Income taxes                                             36,249          33,159
                                                      ---------       ---------

Net income                                            $  61,647       $  56,540
                                                      =========       =========

Basic earnings per share                              $     .36       $     .33
                                                      =========       =========

Diluted earnings per share                            $     .36       $     .33
                                                      =========       =========

                             See accompanying notes.

                               CINTAS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                           Three Months Ended
                                                               August 31,
                                                        ------------------------
Cash flows from operating activities:                     2002            2001
------------------------------------                    --------       ---------
   Net income                                           $ 61,647       $ 56,540
   Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
      Depreciation                                        30,428         24,673
      Amortization of deferred charges                     7,638          4,732
      Deferred income taxes                               16,570         12,008
      Change in current assets and
         liabilities, net of acquisitions
         of businesses:
           Accounts receivable                             1,739         (2,435)
           Inventories                                   (15,641)        10,727
           Uniforms and other rental
             items in service                            (11,121)        (6,647)
           Prepaid expenses                                 (773)        (2,100)
           Accounts payable                               10,388           (536)
           Accrued compensation and
             related liabilities                          (3,776)       (16,820)
           Accrued liabilities                           (41,562)       (32,685)
           Income taxes payable                           14,442         12,973
                                                        --------       --------
Net cash provided by operating activities                 69,979         60,430

Cash flows from investing activities:
------------------------------------
   Capital expenditures                                  (21,647)       (32,731)
   Proceeds from sale or redemption of
     marketable securities                                 8,686            537
   Purchase of marketable securities                          19        (25,931)
   Acquisitions of businesses,
     net of cash acquired                                (15,931)        (9,839)
   Other                                                     204            554
                                                        --------       --------
Net cash used in investing activities                    (28,669)       (67,410)

Cash flows from financing activities:
------------------------------------
   Repayment of long-term debt                           (48,798)        (3,267)
   Issuance of common stock                                2,071          1,070
   Other                                                  (1,804)           204
                                                        --------       --------
Net cash used in financing activities                    (48,531)        (1,993)

Net decrease in cash and cash equivalents                 (7,221)        (8,973)

Cash and cash equivalents at
  beginning of period                                     40,628         73,724
                                                        --------       --------
Cash and cash equivalents
  at end of period                                      $ 33,407       $ 64,751
                                                        ========       ========

                             See accompanying notes.

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands except per share data)

1.    Basis of Presentation

The consolidated condensed financial statements of Cintas Corporation included herein have been prepared by Cintas, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. While we believe that the disclosures are adequately presented, it is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes included in our most recent annual report for the fiscal year ended May 31, 2002. A summary of our significant accounting policies is presented on page 28 of our most recent annual report. There have been no material changes in the accounting policies followed by Cintas during the fiscal year.

Interim results are subject to variations and are not necessarily indicative of the results of operations for a full fiscal year. In the opinion of management, adjustments (which include only normal recurring adjustments) necessary for a fair statement of the results of the interim periods shown have been made.

Certain prior year amounts have been reclassified to conform with current year presentation.

2.    New Accounting Standard

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses significant issues relating to the implementation of Statement of Financial Accounting Standards No. 121 (SFAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and develops a single accounting model, based on the framework established in SFAS 121 for long-lived assets to be disposed of by sale, whether such assets are or are not deemed to be a business. SFAS 144 also modifies the accounting and disclosure rules for discontinued operations. Effective June 1, 2002, Cintas adopted SFAS 144 and it did not have a material effect on the financial statements.

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

3.    Earnings per Share

The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective years:

                                                  August 31,  August 31,
                                                    2002         2001
                                                  ----------  ----------
Numerator:
Net income                                        $ 61,647     $ 56,540
                                                  ========     ========

Denominator:
Denominator for basic earnings
  per share-weighted average shares                170,036      169,528
                                                  ========     ========

Effect of dilutive securities-
  employee stock options                             2,163        2,642
                                                  --------     --------

Denominator for diluted earnings
  per share-adjusted weighted
  average shares and assumed conversions           172,199      172,170
                                                  ========     ========

Basic earnings per share                          $    .36     $    .33
                                                  ========     ========

Diluted earnings per share                        $    .36     $    .33
                                                  ========     ========

4.     Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the quarter ended August 31, 2002, by operating segment, are as follows:

“Acquired Intangible Assets”

                                                            Other
                                               Rentals     Services      Total
                                              --------     --------     --------

Balance as of June 1, 2002                    $645,445     $ 33,153     $678,598

Goodwill acquired during the period              9,233        1,212       10,445
                                              --------     --------     --------

Balance as of August 31, 2002                 $654,678     $ 34,365     $689,043
                                              ========     ========     ========

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

Information regarding Cintas' other assets follows:

                                                   As of August 31, 2002
                                      ------------------------------------------
                                        Carrying     Accumulated
                                         Amount      Amortization          Net
                                        --------     ------------       --------
Service contracts                       $228,337        $ 72,976        $155,361
Noncompete and consulting
  agreements                              61,850          42,933          18,917
Other                                     38,841             545          38,296
                                        --------        --------        --------

Total                                   $329,028        $116,454        $212,574
                                        ========        ========        ========

                                                  As of May 31, 2002
                                      ------------------------------------------
                                        Carrying     Accumulated
                                         Amount      Amortization          Net
                                        --------     ------------       --------

Service contracts                       $226,023        $ 67,494        $158,529
Noncompete and consulting
  agreements                              61,742          41,792          19,950
Other                                     31,111             606          30,505
                                        --------        --------        --------

Total                                   $318,876        $109,892        $208,984
                                        ========        ========        ========

Amortization expense was $7,638 and $4,732 for the three months ended August 31, 2002 and 2001, respectively. Estimated amortization expense, excluding any future acquisitions, for each of the next five years is $28,407, $24,851, $21,529, $19,629 and $18,421, respectively.

5.    Derivatives and Hedging Activities

Cintas formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. Cintas’ hedging activities are transacted only with highly-rated institutions, reducing the exposure to credit risk in the event of nonperformance.

Cintas uses derivatives for both cash flow hedging and fair value hedging purposes. For derivative instruments that hedge the exposure of variability in short-term interest rates, designated as cash flow hedges, the effective portion of the net gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For the ineffective portion of the hedge, gains or losses are charged to earnings in the current period. For derivative instruments that hedge the exposure to changes in the fair value of certain fixed rate debt, designated as fair value hedges, the effective portion of the net gain or loss on the derivative instrument, as well as the offsetting gain or loss on the fixed rate debt attributable to the hedged risk, are recorded in current period earnings.

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

Cintas uses interest rate swap and lock agreements as hedges against variability in short-term interest rates. These agreements effectively convert a portion of the floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. Cintas uses the Hypothetical Derivative Method for assessing the effectiveness of these swaps. The effectiveness of these swaps is reviewed at least every fiscal quarter. Cintas will also periodically use reverse interest rate swap agreements to convert a portion of fixed rate debt to a floating rate basis, thus hedging for changes in the fair value of the fixed rate debt being hedged. Cintas has determined that the current interest rate swap agreement, designated as a fair value hedge, qualifies for treatment under the short-cut method of measuring effectiveness. Under the provisions of SFAS 133, this hedge is determined to be perfectly effective and there is no requirement to periodically evaluate effectiveness.

Approximately 28%, or $50 million, of outstanding floating rate debt was designated as the hedged items covered by interest-rate swap agreements at August 31, 2002. The change in fair value of these cash flow hedges during the first quarter of FY 2003 resulted in a charge of $264 to other comprehensive income. The reverse interest rate swap agreement is a fair value hedge that converts $125 million of fixed rate debt to a floating rate. This agreement expires in 2007, and allows Cintas to receive an effective interest rate of 5.13% and pay an interest rate based on LIBOR. Because this fair value hedge is 100% effective, the $7.0 million favorable change in the fair value of this hedge was directly offset by an increase in the fair value of the debt.

6.    Acquisitions

At the time of the Omni Services, Inc. (Omni) acquisition, management approved a plan to integrate certain Omni facilities into existing Cintas operations. Included in the purchase price allocation was a restructuring charge of approximately $36 million, which includes approximately $6 million in severance-related costs for corporate and field employees and approximately $30 million in asset write-downs and lease cancellation costs.

The integration of Omni facilities is proceeding as planned. Through the first quarter, just under 50% of the acquired Omni facilities were integrated, or in the process of being integrated, into existing Cintas locations. Payments to date for severance-related costs were approximately $3 million, while assets write-downs and lease cancellation costs were approximately $26 million. Cintas expects to complete the integration within the first year of acquisition.

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

7.    Comprehensive Income

Total comprehensive income represents the net change in shareholders’ equity during a period from sources other than transactions with shareholders and, as such, includes net earnings. For Cintas, the only other components of total comprehensive income are the change in cumulative foreign currency translation adjustments and the change in the fair value of forecasted cash flows associated with a derivative accounted for as a cash flow hedge. The components of comprehensive income for the three month periods ended August 31, 2002 and 2001 are as follows:

                                          August 31, 2002        August 31, 2001
                                          -----------------      ---------------

     Net income                               $61,647               $56,540

     Other comprehensive income:
     Foreign currency translation
       adjustment                             (1,540)                 (334)
     Net unrealized loss on cash flow
       hedges                                   (264)                 (156)
                                              --------              --------
     Comprehensive income                     $59,843               $56,050
                                              ========              ========

8.     Segment Information

Cintas classifies its businesses into two operating segments: Rentals and Other Services. The Rentals operating segment designs and manufactures corporate identity uniforms which it rents, along with other items, to its customers. The Other Services operating segment involves the design, manufacture and direct sale of uniforms to its customers, as well as the sale of ancillary services including first aid products and services and cleanroom supplies. Substantially all of these services are provided throughout the United States and Canada to businesses of all types - from small service and manufacturing companies to major corporations that employ thousands of people. Information about our different business segments is set forth based on the distribution of products and services offered. Cintas evaluates performance based on several factors, of which the primary financial measures are business segment revenue and income before income taxes.

                                                 Other
                                     Rentals    Services   Corporate     Total
                                   ----------   --------   ---------  ----------
As of and for the
  three months ended
  August 31, 2002
Revenue                            $  523,656   $142,070   $   --     $  665,726
                                   ==========   ========   ========   ==========
Income before income taxes         $   94,225   $ 10,956   $ (7,285)  $   97,896
                                   ==========   ========   ========   ==========
Total assets                       $2,249,053   $217,739   $ 69,160   $2,535,952
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

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands except per share data)

9.    Supplemental Guarantor Information

On May 13, 2002, Cintas completed the acquisition of Omni for approximately $656,000. The purchase price for Omni was funded with $450,000 in long-term notes, $100,000 of borrowings under a commercial paper program and approximately $106,000 in cash. The $450,000 in long-term notes consist of $225,000 with five-year maturities at an interest rate of 5 1/8% and $225,000 with ten-year maturities at an interest rate of 6%.

Effective June 1, 2000, Cintas reorganized its legal structure and created Cintas Corporation No. 2 (Corp. 2) as its indirectly, wholly-owned principal operating subsidiary. Cintas and its wholly-owned, direct and indirect domestic subsidiaries, other than Corp. 2, will unconditionally guarantee, jointly and severally, debt of Corp. 2. As allowed by SEC rules, the following condensed consolidating financial statements are provided as an alternative to filing separate financial statements of the guarantors. Each of the subsidiaries presented in the condensed consolidating financial statements has been fully consolidated in Cintas’ financial statements. The condensed consolidating financial statements should be read in conjunction with the financial statements of Cintas and notes thereto of which this note is an integral part.

Condensed consolidating financial statements for Cintas, Corp. 2, the subsidiary guarantors and non-guarantors are presented below:

                     CONDENSED CONSOLIDATED INCOME STATEMENT
                       THREE MONTHS ENDED AUGUST 31, 2002

                                                                                        Cintas
                           Cintas                Subsidiary     Non-                  Corporation
                         Corporation  Corp. 2    Guarantors  Guarantors  Eliminations Consolidated
                         -----------  --------   ----------  ----------  ------------ ------------
Revenue:
  Rentals                   $  --     $396,228    $104,482    $22,981    $     (35)     $523,656
  Other services               --      276,005      49,146      8,356     (191,437)      142,070
  Equity in net
    income of
    affiliates               61,647       --          --         --        (61,647)         --
                            --------  --------    --------    -------    ---------      --------
                             61,647    672,233     153,628     31,337     (253,119)      665,726

Costs and expenses
(income):
  Cost of rentals              --      252,039      54,303     14,892      (34,283)      286,951
  Cost of other services       --      209,810      36,441      4,365     (153,854)       96,762
  Selling and
    administrative
    expenses                   --      178,202      (9,660)     8,239           51       176,832
  Interest income              --         (671)        (48)       (20)        --            (739)
  Interest expense             --           88       7,152        784         --           8,024
                            --------  --------    --------    -------    ---------      --------
                               --      639,468      88,188     28,260     (188,086)      567,830

Income before income
  taxes                      61,647     32,765      65,440      3,077      (65,033)       97,896
Income taxes                   --        5,525      29,415      1,309         --          36,249
                           --------   --------    --------    -------    ---------      --------
Net income                  $61,647   $ 27,240    $ 36,025    $ 1,768    $ (65,033)     $ 61,647
                           ========   ========    ========    =======    =========      ========

                     CONDENSED CONSOLIDATED INCOME STATEMENT
                       THREE MONTHS ENDED AUGUST 31, 2001

                                                                                        Cintas
                           Cintas                Subsidiary     Non-                  Corporation
                         Corporation  Corp. 2    Guarantors  Guarantors  Eliminations Consolidated
                         -----------  --------   ----------  ----------  ------------ ------------
Revenue:
  Rentals              $    --      $ 316,475    $  97,090    $  19,643   $      (56)   $433,152
  Other services            --        219,827       46,096        4,235     (138,710)    131,448
  Equity in net
    income of
    affiliates             56,540         --           --          --        (56,540)       --
                       ----------   ---------    ---------    ---------   ----------    --------
                           56,540     536,302      143,186       23,878     (195,306)    564,600

Costs and expenses
 (income):
  Cost of rentals            --       199,173       53,181       12,021      (26,455)    237,920
  Cost of other
    services                 --       163,818       34,489        2,437     (110,086)     90,658
  Selling and
    administrative
    expenses                 --       147,197       (7,669)       6,011       (1,051)    144,488
  Interest income            --        (1,051)        (125)         (75)        --        (1,251)
  Interest expense           --         6,204       (3,139)          21         --         3,086
                       ----------   ---------    ---------    ---------   ----------    --------
                             --       515,341       76,737       20,415     (137,592)    474,901

Income before income
  taxes                    56,540      20,961       66,449        3,463      (57,714)     89,699
Income taxes                 --         4,281       27,868        1,010         --        33,159
                       ----------   ---------    ---------    ---------   ----------    --------
Net income              $  56,540   $  16,680    $  38,581    $   2,453    $ (57,714)   $ 56,540
                        =========   =========    =========    =========    =========    =========

                      CONDENSED CONSOLIDATED BALANCE SHEET
                              AS OF AUGUST 31, 2002

                                                                                        Cintas
                           Cintas                Subsidiary     Non-                  Corporation
                         Corporation  Corp. 2    Guarantors  Guarantors  Eliminations Consolidated
                         -----------  --------   ----------  ----------  ------------ ------------
Assets

Current assets:
  Cash and cash
    equivalents           $   --     $ 13,537    $   6,962   $  12,908   $     --       $ 33,407
  Marketable
    securities                --       34,445         --         1,308         --         35,753
  Accounts receivable,
    net                       --      199,795       79,020      15,954      (12,418)     282,351
  Inventories                 --      195,013       16,571       6,482       (8,553)     209,513
  Uniforms and other
    rental items in
    service                   --      226,603       70,387      13,200      (18,133)     292,057
  Prepaid expenses            --        6,432        3,677         857           (3)      10,963
                       ----------   ---------    ---------    ---------   ----------    --------

Total current assets          --      675,825      176,617      50,709      (39,107)     864,044

Property and equipment,
  at cost, net                --      604,784      132,073      33,434         --        770,291
Goodwill                      --      110,006      568,341      10,696         --        689,043
Service contracts             --       33,363      111,441      10,557         --        155,361
Other assets             1,030,115     28,523      789,644     116,259   (1,907,328)      57,213
                       ----------- ----------   ----------   ---------  -----------   ----------

                       $ 1,030,115 $1,452,501   $1,778,116   $ 221,655  $(1,946,435)  $2,535,952
                       =========== ==========   ==========   =========  ===========   ==========

Liabilities and
Shareholders' Equity

Current liabilities:
  Accounts payable     $  (465,247) $ (66,429)  $  548,511   $  16,042   $   37,977   $   70,854
  Accrued compensation
  and related
  liabilities                 --       15,519        8,714         995          --        25,228
  Accrued liabilities         --      173,551      (87,043)      3,642          (45)      90,105
  Income taxes:
    Current                   --      (31,073)      54,189       3,146          (29)      26,233
    Deferred                  --          696       72,010       1,584          --        74,290
  Long-term debt due
    within one year           --       16,126          614         115         (119)      16,736
                       ----------- ----------   ----------   ---------  -----------   ----------
Total current
  liabilities             (465,247)   108,390      596,995      25,524       37,784      303,446

Long-term debt due
  after one year              --      671,069      (42,168)     64,280      (29,591)     663,590
Deferred income taxes         --        9,246       71,847       2,150          --        83,243
Total shareholders'
  equity                 1,495,362    663,796    1,151,442     129,701   (1,954,628)   1,485,673
                       ----------- ----------   ----------   ---------  -----------   ----------
                       $ 1,030,115 $1,452,501   $1,778,116   $ 221,655  $(1,946,435)  $2,535,952
                       =========== ==========   ==========   =========  ===========   ==========

                      CONDENSED CONSOLIDATED BALANCE SHEET
                               AS OF MAY 31, 2002

                                                                                        Cintas
                           Cintas                Subsidiary     Non-                  Corporation
                         Corporation  Corp. 2    Guarantors  Guarantors  Eliminations Consolidated
                         -----------  --------   ----------  ----------  ------------ ------------
Assets

Current assets:
  Cash and cash
    equivalents         $    --     $  22,440    $    5,011   $  13,177   $    --      $   40,628
  Marketable securities      --        42,472           --        1,986        --          44,458
  Accounts receivable,
    net                      --       225,364        70,720         782      (13,632)     283,234
  Inventories                --       182,858        14,899       5,539       (9,475)     193,821
  Uniforms and other
    rental items in
    service                  --       210,409        71,251      13,101      (13,825)     280,936
  Prepaid expenses           --         7,421         1,995         760           (3)      10,173
                         ---------  ----------   -----------   ---------  -----------   ----------
Total current assets         --       690,964       163,876      35,345      (36,935)     853,250

Property and equipment,
  at cost, net               --       637,882       108,258      32,262         --        778,402

Goodwill                     --       104,140       566,748       7,710         --        678,598
Service contracts            --        34,588       112,488      11,453         --        158,529
Other assets              966,397      20,983       792,865      94,727   (1,824,517)      50,455
                         --------- ----------    ----------   ---------  ------------  ----------
                         $966,397  $1,488,557    $1,744,235   $ 181,497  $(1,861,452)  $2,519,234
                         ========  ==========    ==========   =========  ===========   ==========

Liabilities and
Shareholders' Equity

Current liabilities:
  Accounts payable      $ (465,247) $  (58,727)  $  531,544    $ 14,842  $    37,981   $   60,393

  Accrued compensation
    and related
    liabilities               --        23,441        4,508       1,055         --         29,004
  Accrued liabilities         --       172,125      (43,608)      4,195       (1,007)     131,705
  Income taxes:
    Current                   --       (34,889)      44,084       2,625          (29)      11,791
    Deferred                  --         1,737       58,020       1,615         --         61,372
  Long-term debt due
    within one year           --        16,315        2,126         117         (189)      18,369
                        ----------  ----------   ----------    --------  -----------   ----------
Total current
liabilities               (465,247)    120,002      596,674      24,449       36,756      312,634

Long-term debt due
  after one year              --       710,728      (23,499)     48,111      (32,090)     703,250
Deferred income taxes         --         7,251       70,239       2,101         --         79,591
Total shareholders'
  equity                 1,431,644     650,576    1,100,821     106,836   (1,866,118)   1,423,759
                        ----------  ----------   ----------    --------  -----------   ----------
                        $  966,397  $1,488,557   $1,744,235    $181,497  $(1,861,452)  $2,519,234
                        ==========  ==========   ==========    ========  ===========   ==========

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                       THREE MONTHS ENDED AUGUST 31, 2002

                                                                                        Cintas
                           Cintas                Subsidiary     Non-                  Corporation
                         Corporation  Corp. 2    Guarantors  Guarantors  Eliminations Consolidated
                         -----------  --------   ----------  ----------  ------------ ------------
Cash flows from
  operating activities
Net income                $ 61,647   $ 27,240    $ 36,025    $  1,768      $(65,033)  $ 61,647
Adjustments to
  reconcile net
  income to net
  cash provided by
  (used in) operating
  activities:
    Depreciation              --       19,228       9,942       1,258          --       30,428
    Amortization of
      deferred charges        --        2,625       4,498         515          --        7,638
    Deferred income taxes     --          954      15,598          18          --       16,570
    Changes in current
      assets and
      liabilities, net
      of acquisitions
      of businesses:
        Accounts
         receivable           --       25,977      (8,217)    (14,807)       (1,214)     1,739
        Inventories           --      (12,137)     (1,639)       (943)         (922)   (15,641)
        Uniforms and
          other rental
          items in
          service             --      (16,194)        864         (99)        4,308    (11,121)
        Prepaid expenses      --          989      (1,682)        (80)         --         (773)
        Accounts payable      --       (7,702)     16,967       1,127            (4)    10,388
        Accrued
          compensation
          and related
          liabilities         --       (7,922)      4,206         (60)         --       (3,776)
        Accrued
          liabilities         --        1,603     (43,445)       (682)          962    (41,562)
        Income taxes
          payable             --        3,816      10,105         521          --       14,442
                          --------   --------    --------    --------      --------   --------

Net cash provided by
 (used in) operating
 activities                 61,647     38,477      43,222     (11,464)      (61,903)    69,979

Cash flows from
  investing
  activities:
   Capital expenditures       --       13,899     (33,245)     (2,301)         --      (21,647)
   Proceeds from sale
     or redemption
     of marketable
     securities               --        8,027        --           659          --        8,686
   Purchase of
     marketable
     securities               --         --          --            19          --           19
   Acquisitions of
     businesses,
     net of cash
     acquired                 --       (8,283)     (2,020)     (5,628)         --      (15,931)
   Other                   (62,178)   (13,893)     14,661       2,280        59,334        204
                          --------   --------    --------    --------      --------    --------
Net cash (used in)
  provided by
  investing
  activities               (62,178)      (250)    (20,604)     (4,971)       59,334    (28,669)

Cash flows from
  financing
  activities:
   Repayment of
     long-term debt           --      (46,866)    (20,667)     16,166         2,569    (48,798)
   Stock options
     exercised               2,071       --          --          --            --        2,071
   Other                    (1,540)      (264)       --          --            --       (1,804)
                          --------   --------    --------    --------      --------    --------
Net cash provided
  by (used in)
  financing
  activities                   531    (47,130)    (20,667)     16,166         2,569    (48,531)

Net (decrease)
  increase in
  cash and cash
  equivalents                 --       (8,903)      1,951        (269)         --       (7,221)
Cash and cash
  equivalents at
  beginning of
  period                      --       22,440       5,011      13,177          --       40,628
                          --------    --------    --------    --------     --------    --------
Cash and cash
  equivalents
  at end of period         $  --     $ 13,537    $  6,962    $ 12,908     $    --     $ 33,407
                          ========   ========    ========    ========     =========   ========

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                       THREE MONTHS ENDED AUGUST 31, 2001

                                                                                        Cintas
                           Cintas                Subsidiary     Non-                  Corporation
                         Corporation  Corp. 2    Guarantors  Guarantors  Eliminations Consolidated
                         -----------  --------   ----------  ----------  ------------ ------------
Cash flows from
  operating activities
Net income                $ 56,540    $ 16,680    $ 38,581    $  2,453     $(57,714)   $ 56,540
Adjustments to
  reconcile net
  income to net
  cash provided by
  (used in) operating
  activities:
   Depreciation               --        16,281       7,270       1,122         --        24,673
   Amortization of
     deferred charges         --         2,728       1,552         452         --         4,732
   Deferred income taxes      --       (84,172)     95,480         700         --        12,008
   Changes in current
     assets and
     liabilities, net of
     acquisitions of
     businesses:
       Accounts
         receivable           --       (20,476)     16,532       1,953         (444)     (2,435)
       Inventories            --        12,177        (270)     (1,881)         701      10,727
       Uniforms and
         other rental
         items in service     --        (4,604)     (1,366)     (1,149)         472      (6,647)
       Prepaid expenses       --        (1,544)       (316)       (240)        --        (2,100)
       Accounts payable       --        35,319     (39,479)      3,636          (12)       (536)
       Accrued
         compensation
         and related
         liabilities          --       (13,349)     (3,046)       (425)        --       (16,820)
       Accrued liabilities    --           912     (36,523)      2,495          431     (32,685)
       Income taxes
         payable              --         1,556      10,774         643         --        12,973
                          --------    --------    --------    --------     --------    --------
Net cash provided by
  (used in) operating
  activities                56,540     (38,492)     89,189       9,759      (56,566)     60,430

Cash flows from
  investing activities:
   Capital expenditures       --       (20,382)    (11,270)     (1,079)        --       (32,731)
   Proceeds from sale
     or redemption
     of marketable
     securities               --           537        --          --           --           537
   Purchase of
     marketable
     securities               --       (25,928)       --            (3)        --       (25,931)
   Acquisitions of
     businesses, net
     of cash acquired         --        (9,804)       (188)        153         --        (9,839)
   Other                   (57,970)     82,761     (79,066)     (1,556)      56,385         554
                          --------    --------    --------    --------     --------    --------
Net cash (used in)
provided by investing
activities                 (57,970)     27,184     (90,524)     (2,485)      56,385     (67,410)

Cash flows from
financing activities:
  Repayment of
    long-term debt            --        (1,878)     (1,561)         (9)         181      (3,267)
  Stock options
    exercised                1,070        --          --          --           --         1,070
  Other                        360        (156)       --          --           --           204
                          --------    --------    --------    --------     --------    --------                                                                                                                              ----------------
Net cash provided by
 (used in) financing
 activities                  1,430      (2,034)     (1,561)         (9)         181      (1,993)

Net (decrease) increase
  in cash and cash
  equivalents                 --       (13,342)     (2,896)      7,265         --        (8,973)
Cash and cash
  equivalents at
  beginning of period         --        57,629       8,792       7,303         --        73,724
                          --------    --------    --------    --------     --------    --------
Cash and cash
 equivalents at
 end of period            $   --      $ 44,287    $  5,896    $ 14,568     $   --      $ 64,751
                          ========    ========    ========    ========     ========    ========

CINTAS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Total revenue increased 18% for the three months ended August 31, 2002, over the same period in fiscal 2002. Net rental revenue increased 21% for the three months ended August 31, 2002, over the same period in the prior fiscal year, primarily due to the acquisition of Omni in the fourth quarter of fiscal 2002 and growth in the customer base. Revenue from the sale of uniforms and other direct sale items increased 8% for the three months ended August 31, 2002, over the same period in the prior year, due to acquisitions made in fiscal 2002.

Net income increased 9% for the three months ended August 31, 2002, over the same period in fiscal 2002, primarily due to revenue growth. Diluted earnings per share increased 9% for the three months ended August 31, 2002, over the same period in the prior fiscal year.

Net interest expense (interest expense less interest income) was $7 million for the three months ended August 31, 2002 compared to $2 million for the same period in the prior fiscal year. This increase was primarily a result of $450 million of long-term notes issued in late fiscal 2002 to finance the Omni acquisition. Cintas’ effective tax rate was 37.0% for both the three months ended August 31, 2002 and August 31, 2001.

Financial Condition

At August 31, 2002, we had $69 million in cash, cash equivalents and marketable securities, a decrease of $16 million from May 31, 2002, primarily due to repayment of outstanding commercial paper. The cash, cash equivalents and marketable securities will be used to finance future growth, capital expenditures, repayment of debt and dividends. We believe that our current cash position, funds generated from operations and the strength of our banking relationships are sufficient to meet our anticipated operational and capital requirements.

Net property and equipment decreased by $8 million from May 31, 2002 to August 31, 2002, due to the excess of depreciation over capital expenditures in the first quarter. At the end of the first quarter of fiscal 2003, Cintas had eight uniform rental facilities in various stages of construction.

Following is information regarding Cintas’ long-term contractual obligations and other commitments outstanding as of August 31, 2002:

(In thousands)                               Payments Due by Period
--------------------------------------------------------------------------------
                                               One     Two to  Four to   After
Long-term contractual                          year     three   five     five
obligations                         Total     or less   years   years    years
---------------------------------  --------  -------- -------- -------- --------

Long-term debt (1)................ $676,000  $ 16,200 $181,800 $242,000 $236,000
Capital lease obligations (2) ....    4,300       500    1,000    1,200    1,600
Operating leases (3) .............   62,000    15,000   22,000   14,000   11,000
Unconditional purchase
  obligations ....................      --        --       --       --       --
                                   --------  -------- -------- -------- --------
Total contractual
  cash obligations................ $742,300  $ 31,700 $204,800 $257,200 $248,600
                                   ========  ======== ======== ======== ========

(1)  Long-term  debt  primarily  consists of  commercial  paper and  $450,000 in long-term notes used to finance the Omni acquisition.
(2)  Capital lease obligations are classified as long-term debt on the balance sheet.
(3)  Operating leases consist  primarily of building leases and synthetic leases on the two corporate jets.

(In thousands)                      Amount of Commitment Expiration Per Period
--------------------------------------------------------------------------------
                                               One     Two to  Four to   After
Other commercial                               year     three   five     five
commitments                         Total     or less   years   years    years
---------------------------------  --------  -------- -------- -------- --------

Lines of credit (1)............... $300,000  $150,000 $150,000   $--      $--
Standby letters of credit (2).....   45,000    45,000       --    --       --
Guarantees........................       --        --       --    --       --
Standby repurchase
  obligations ....................       --        --       --    --       --
Other commercial commitments .....       --        --       --    --       --
                                   --------  -------- -------- -------- --------
Total commercial commitments...... $345,000  $195,000 $150,000   $--      $--
                                   ========= ======== ======== ======== ========

(1) Back-up facility for the commercial paper program.
(2) Support certain outstanding debt and self-insured workers' compensation and general liability insurance programs.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Quantitative and Qualitative Disclosures About Market Risk

In our normal operations, Cintas has market risk exposure to interest rates. There has been no significant change in our exposure to these risks, which has been previously disclosed on page 50 of our most recent annual report.

Controls and Procedures

Cintas performed an evaluation of disclosure controls and procedures within 90 days of filing this quarterly report (the “Evaluation Date”). After evaluating the effectiveness of disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer, along with other key management of Cintas, have determined that disclosure controls and procedures were effective and designed to ensure that material information relating to Cintas and its consolidated subsidiaries would be made known to them on a timely basis. There were no significant changes in internal controls or other factors that could significantly affect these controls subsequent to the Evaluation Date.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements. This report contains forward-looking statements that reflect the company’s current views as to future events and financial performance with respect to its operations. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in this report. Factors that might cause such a difference include the possibility of greater than anticipated operating costs, lower sales volumes, the performance and costs of integration of acquisitions, fluctuations in costs of materials and labor, the outcome of pending environmental matters, the initiation or outcome of litigation, higher assumed sourcing or distribution costs of products and the reactions of competitors in terms of price and service. Forward-looking statements speak only as of the date made. Cintas undertakes no obligation to update any forward-looking statements to reflect the events or circumstances arising after the date on which they are made.

CINTAS CORPORATION

Part II.    Other Information

Item 6.	Exhibits and Reports on Form 8-K
(b.)

On August 27, 2002, Cintas filed a Current Report on Form 8-K to report the filing of the sworn statements by its principal executive officer and principal financial officer with the Securities and Exchange Commission in accordance with Commission Order No. 4-460.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 14, 2002	CINTAS CORPORATION (Registrant) /s/William C. Gale William C. Gale Vice President and Chief Financial Officer (Chief Accounting Officer)

Certification of Principal Executive Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
and Securities and Exchange Commission Release 34-46427

I, Robert J. Kohlhepp, the principal executive officer of Cintas Corporation, certify that:

  I have reviewed this quarterly report on Form 10-Q of Cintas Corporation;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: October 14, 2002	/s/Robert J. Kohlhepp Robert J. Kohlhepp Chief Executive Officer

Certification of Principal Financial Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
and Securities and Exchange Commission Release 34-46427

I, William C. Gale, the principal financial officer of Cintas Corporation, certify that:

  I have reviewed this quarterly report on Form 10-Q of Cintas Corporation;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: October 14, 2002	/s/William C. Gale William C. Gale Vice-President and Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
Pursuant to 18 U.S.C. § 1350, as adopted pursuant to
§ 906 of the Sarbanes-Oxley Act of 2002

In connection with the filing with the Securities and Exchange Commission of the Quarterly Report of Cintas Corporation (the “Company”) on Form 10-Q for the period ending August 31, 2002 (the “Report”), I, Robert J. Kohlhepp, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

        (1)    The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2)    The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Robert J. Kohlhepp
Robert J. Kohlhepp
Chief Executive Officer

October 14, 2002

CERTIFICATION OF CHIEF FINANCIAL OFFICER
Pursuant to 18 U.S.C. § 1350, as adopted pursuant to
§ 906 of the Sarbanes-Oxley Act of 2002

In connection with the filing with the Securities and Exchange Commission of the Quarterly Report of Cintas Corporation (the “Company”) on Form 10-Q for the period ending August 31, 2002 (the “Report”), I, William C. Gale, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

        (1)    The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2)    The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/William C. Gale
William C. Gale
Chief Financial Officer

October 14, 2002