Form 10-Q
period 2002-11-30
CINTAS CORP
filed 2003-01-13
CIK 723254

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2002

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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes       X               No

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, no par value	Outstanding December 31, 2002 170,290,695

CINTAS CORPORATION
INDEX

                                                                        Page No.
                                                                        --------
Part I. Financial Information

        Item 1.   Financial Statements

                  Consolidated Condensed Balance Sheets -
                      November 30, 2002 and May 31, 2002                     3

                  Consolidated Condensed Statements of Income -
                      Three Months and Six Months Ended
                      November 30, 2002 and 2001                             4

                  Consolidated Condensed Statements of Cash Flows -
                      Six Months Ended November 30, 2002 and 2001            5

                  Notes to Consolidated Condensed Financial Statements       6

        Item 2.   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                   20

        Item 3.   Quantitative and Qualitative Disclosures About
                      Market Risk                                           22

        Item 4.   Controls and Procedures                                   22

Part II.     Other Information                                              23

Signatures                                                                  24

Certifications                                                              25

                               CINTAS CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (In thousands except share data)

                                                     November 30,     May 31,
                                                         2002          2002
                                                     ------------   ------------
                                                     (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                         $    50,909    $    40,628
   Marketable securities                                  38,315         44,458
   Accounts receivable, net                              287,476        283,234
   Inventories                                           219,964        193,821
   Uniforms and other rental items in service            299,989        280,936
   Prepaid expenses                                        9,823         10,173
                                                     -----------    -----------
     Total current assets                                906,476        853,250

Property and equipment, at cost, net                     772,014        778,402

Goodwill                                                 699,586        678,598
Service contracts                                        150,181        158,529
Other assets                                              56,584         50,455
                                                     -----------    -----------

                                                     $ 2,584,841    $ 2,519,234
                                                     ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                  $    65,357    $    60,393
   Accrued compensation and related liabilities           26,643         29,004
   Accrued liabilities                                   107,846        131,705
   Income taxes:
      Current                                             58,168         11,791
      Deferred                                            63,205         61,372
   Long-term debt due within one year                     17,355         18,369
                                                     -----------    -----------
     Total current liabilities                           338,574        312,634

Long-term debt due after one year                        610,894        703,250
Deferred income taxes                                     84,774         79,591

Shareholders' equity:
   Preferred stock, no par value,
     100,000 shares authorized, none outstanding            --             --
   Common stock, no par value,
     425,000,000 shares authorized,
     170,241,970 shares issued and outstanding
     (169,930,290 at May 31, 2002)                        70,542         66,508
   Retained earnings                                   1,490,123      1,365,136
   Other accumulated comprehensive loss:
     Foreign currency translation                         (7,034)        (4,863)
     Unrealized loss on derivatives                       (3,032)        (3,022)
                                                     -----------    -----------
     Total shareholders' equity                        1,550,599      1,423,759
                                                     -----------    -----------
                                                     $ 2,584,841    $ 2,519,234
                                                     ===========    ===========

                             See accompanying notes.

                               CINTAS CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands except per share data)

                                Three months ended         Six months ended
                                   November 30               November 30
                               --------------------    -------------------------
                                 2002        2001         2002           2001
                               --------    --------    ----------    -----------
Revenue:
  Rentals                      $526,311    $432,628    $1,049,967    $  865,780
  Other services                154,647     124,520       296,717       255,968
                               --------    --------    ----------    ----------
                                680,958     557,148     1,346,684     1,121,748
Costs and expenses (income):
  Cost of rentals               295,140     234,618       582,091       472,538
  Cost of other services        101,995      88,375       198,757       179,033
  Selling and admin. expenses   175,846     140,619       352,678       285,107
  Interest income                  (612)     (1,290)       (1,351)       (2,541)
  Interest expense                8,012       2,721        16,036         5,807
                               --------    --------    ----------    ----------
                                580,381     465,043     1,148,211       939,944
                               --------    --------    ----------    ----------
Income before income taxes      100,577      92,105       198,473       181,804

Income taxes                     37,237      34,120        73,486        67,279
                               --------    --------    ----------    ----------
Net income                     $ 63,340    $ 57,985    $  124,987    $  114,525
                               ========    ========    ==========    ==========
Basic earnings per share       $    .37    $    .34    $      .73    $      .68
                               ========    ========    ==========    ==========
Diluted earnings per share     $    .37    $    .34    $      .73    $      .67
                               ========    ========    ==========    ==========

                             See accompanying notes.

                               CINTAS CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                         Six Months Ended
                                                           November 30,
                                                  -----------------------------
Cash flows from operating activities:                2002                2001
                                                  ---------           ---------
   Net income                                     $ 124,987           $ 114,525
   Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities:
       Depreciation                                  58,692              49,578
       Amortization of deferred charges              14,620               9,450
       Deferred income taxes                          7,016              11,764
       Change in current assets and
         liabilities, net of acquisitions
         of businesses:
           Accounts receivable                       (3,351)             (6,398)
           Inventories                              (26,045)             15,131
           Uniforms and other rental
             items in service                       (19,049)            (12,112)
           Prepaid expenses                             367              (1,726)
           Accounts payable                           4,891               2,636
           Accrued compensation and
             related liabilities                     (2,361)            (15,069)
           Accrued liabilities                      (23,996)            (21,661)
           Income taxes payable                      46,377              34,644
                                                  ---------           ---------

Net cash provided by operating activities           182,148             180,762

Cash flows from investing activities:

   Capital expenditures                             (51,382)            (61,040)
   Proceeds from sale or redemption of
     marketable securities                           10,422               4,332
   Purchase of marketable securities                 (4,279)            (69,480)
   Acquisitions of businesses,
     net of cash acquired                           (16,967)            (15,685)
   Other                                             (9,642)                (19)
                                                  ---------           ---------
Net cash used in investing activities               (71,848)           (141,892)

Cash flows from financing activities:

   Repayment of long-term debt                     (101,872)            (11,446)
   Issuance of common stock                           3,226               1,640
   Other                                             (1,373)             (1,509)
                                                  ---------           ---------
Net cash used in financing activities              (100,019)            (11,315)

Net increase in cash and cash equivalents            10,281              27,555

Cash and cash equivalents
  at beginning of period                             40,628              73,724
                                                  ---------           ---------

Cash and cash equivalents at end of period        $  50,909           $ 101,279
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

2.    New Accounting Standards

In November 2002, the Financial Accounting Standards Board issued Financial Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition and measurement provisions of this interpretation will be applied to guarantees issued or modified after December 31, 2002. Cintas is still evaluating the effect this interpretation will have on its financial results, but does not expect a material effect on the financial statements. Cintas will comply with the disclosure requirements of this interpretation in its third quarter ending February 28, 2003.

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148 (SFAS 148), Accounting for Stock-Based Compensation – Transition and Disclosure. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Cintas will continue to apply Accounting Principles Board Opinion No. 25 as the method used to account for stock-based employee compensation arrangements, where applicable, but will adopt the disclosure requirements of SFAS 148 beginning with its third quarter ending February 28, 2003.

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

3.    Earnings per Share

The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective years:

                                      Three Months Ended     Six Months Ended
                                          November 30          November 30
                                     -------------------   -------------------
                                       2002       2001       2002       2001
                                     --------   --------   --------   --------
Numerator:
  Net income                         $ 63,340   $ 57,985   $124,987   $114,525
                                     ========   ========   ========   ========

Denominator:
  Denominator for basic
  earnings per share-weighted
  avg. shares                         170,189    169,726    170,112    169,620

  Effect of dilutive securities-
  employee stock options                2,161      2,190      2,142      2,409
                                     --------   --------   --------   --------

  Denominator for diluted earnings
  per share-adjusted weighted avg
  shares and assumed conversions      172,350    171,916    172,254    172,029
                                     ========   ========   ========   ========

4.     Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the six months ended November 30, 2002, by operating segment, are as follows:

                          "Acquired Intangible Assets"

                                                          Other
                                           Rentals       Services        Total
                                          --------       --------       --------

Balance as of June 1, 2002                $645,445       $ 33,153       $678,598

Goodwill acquired during the period         18,532          2,456         20,988
                                          --------       --------       --------

Balance as of November 30, 2002           $663,977       $ 35,609       $699,586
                                          ========       ========       ========

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

Information regarding Cintas' other assets follows:

                                             As of November 30, 2002
                                  --------------------------------------------
                                   Carrying       Accumulated
                                    Amount        Amortization          Net
                                  ---------       ------------       ---------

Service contracts                 $ 228,601        $  78,420         $ 150,181
                                  =========        =========         =========

Noncompete and consulting
agreements                           66,817           49,335            17,482
Other                                40,012              910            39,102
                                  ---------        ---------         ---------

Total other assets                $ 106,829         $ 50,245         $  56,584
                                  =========         ========         =========

                                                 As of May 31, 2002
                                 ---------------------------------------------
                                  Carrying         Accumulated
                                   Amount          Amortization          Net
                                 ---------         ------------      ---------

Service contracts                $ 226,023          $   67,494       $ 158,529
                                 =========          ==========       =========

Noncompete and consulting
  agreements                        61,742              41,792          19,950
Other                               31,111                 606          30,505
                                 ---------          ----------       ---------

Total other assets               $  92,853          $   42,398       $  50,455
                                 =========          ==========       =========

Amortization expense was $14,620 and $9,450 for the six months ended November 30, 2002 and 2001, respectively. Estimated amortization expense, excluding any future acquisitions, for each of the next five years is $27,853, $24,515, $22,433, $19,829 and $18,621, respectively.

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

Approximately 44%, or $50 million, of outstanding floating rate debt was designated as the hedged items covered by interest-rate swap agreements at November 30, 2002. The change in fair value of these cash flow hedges during the second quarter of FY 2003 resulted in a credit of $254 to other comprehensive income. The reverse interest rate swap agreement is a fair value hedge that converts $125 million of fixed rate debt to a floating rate. This agreement expires in 2007, and allows Cintas to receive an effective interest rate of 5.13% and pay an interest rate based on LIBOR. Because this fair value hedge is 100% effective, the $1.0 million favorable change in the fair value of this hedge for the second quarter was directly offset by an increase in the fair value of the debt.

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

The integration of Omni facilities is substantially complete. Through the second quarter, roughly 60% of the acquired Omni facilities were integrated, or in the process of being integrated, into existing Cintas locations. Payments to date for severance-related costs were approximately $3 million, while asset write-downs and ongoing lease cancellation costs were approximately $28 million. Cintas expects to complete the integration and incur all related costs within the first year of acquisition.

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

7.     Comprehensive Income

Total comprehensive income represents the net change in shareholders’ equity during a period from sources other than transactions with shareholders and, as such, includes net income. For Cintas, the only other components of total comprehensive income are the change in cumulative foreign currency translation adjustments and the change in the fair value of forecasted cash flows associated with a derivative accounted for as a cash flow hedge. The components of comprehensive income for the six month periods ended November 30, 2002 and 2001 are as follows:

                                     Three Months Ended      Six Months Ended
                                         November 30           November 30
                                     ------------------    --------------------
                                       2002      2001        2002        2001
                                     -------    -------    --------    --------
Net income                           $63,340    $57,985    $124,987    $114,525

Other comprehensive income:
  Foreign currency translation
  adjustment                            (631)      (707)     (2,171)     (1,041)
  Net unrealized gain (loss)
   on cash flow hedges                   254       (826)        (10)       (982)
                                     -------    -------    --------    --------

Comprehensive income                 $62,963    $56,452    $122,806    $112,502
                                     =======    =======    ========    ========

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

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

                                               Other
                                   Rentals    Services    Corporate     Total
                                 ----------   --------   ----------   ----------
For the three months
  ended November 30, 2002
Revenue                          $  526,311   $154,647   $       --   $  680,958
                                 ==========   ========   ==========   ==========
Income before income taxes       $   90,266   $ 17,711   $  (7,400)   $  100,577
                                 ==========   ========   ==========   ==========

For the three months
  ended  November 30, 2001
Revenue                          $  432,628   $124,520   $       --   $  557,148
                                 ==========   ========   ==========   ==========
Income before income taxes       $   87,526   $  6,010   $  (1,431)   $   92,105
                                 ==========   ========   ==========   ==========

As of and for the six months
  ended November 30, 2002
Revenue                          $1,049,967   $296,717   $       --   $1,346,684
                                 ==========   ========   ==========   ==========
Income before income taxes       $  185,016   $ 28,142   $ (14,685)   $  198,473
                                 ==========   ========   ==========   ==========
Total assets                     $2,199,763   $295,854   $   89,224   $2,584,841
                                 ==========   ========   ==========   ==========

As of and for the six months
  ended November 30, 2001
Revenue                          $  865,780   $255,968   $       --   $1,121,748
                                 ==========   ========   ==========   ==========
Income before income taxes       $  170,313   $ 14,757   $  (3,266)   $  181,804
                                 ==========   ========   ==========   ==========
Total assets                     $1,379,033   $293,234   $ 202,932    $1,875,199
                                 ==========   ========   ==========   ==========

9.     Supplemental Guarantor Information

On May 13, 2002, Cintas completed the acquisition of Omni for approximately $656,000. The purchase price for Omni was funded with $450,000 in long-term notes, $100,000 of borrowings under a commercial paper program and approximately $106,000 in cash. The $450,000 in long-term notes consist of $225,000 with five-year maturities at an interest rate of 5 1/8% and $225,000 with ten-year maturities at an interest rate of 6%. An additional working capital payment of $3,000 was made during the second quarter of FY 2003, bringing the total purchase price to approximately $659,000.

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

Condensed consolidating financial statements for Cintas, Corp. 2, the subsidiary guarantors and non-guarantors are presented below:

                      CONDENSED CONSOLIDATED BALANCE SHEET
                             AS OF NOVEMBER 30, 2002

                                                                                             Cintas
                              Cintas                 Subsidiary     Non-                   Corporation
                           Corporation   Corp. 2     Guarantors  Guarantors  Eliminations  Consolidated
                           -----------  -----------  ----------  ----------  ------------  -----------
Assets
Current assets:
  Cash and cash
    equivalents            $     ----   $   32,177   $    5,862   $ 12,870   $      ----    $   50,909
  Marketable securities          ----       33,155         ----      5,160          ----        38,315
  Accounts receivable,
    net                          ----      225,675       76,251     (2,103)      (12,347)      287,476
  Inventories                    ----      209,280       15,235      6,639       (11,190)      219,964
  Uniforms and other
    rental items in
    service                      ----      241,470       68,957     13,819       (24,257)      299,989
  Prepaid expenses               ----        5,432        3,233      1,161            (3)        9,823
                           ----------   ----------   ----------   --------   -----------    ----------
Total current assets             ----      747,189      169,538     37,546       (47,797)      906,476

Property and
  equipment,
  at cost, net                   ----      605,935      131,934     34,145          ----       772,014

Goodwill                         ----      109,989      578,843     10,754          ----       699,586
Service contracts                ----       31,800      108,302     10,079          ----       150,181
Other assets                1,095,418       31,671      786,157    115,390    (1,972,052)       56,584
                           ----------   ----------   ----------   --------   -----------    ----------
                           $1,095,418   $1,526,584   $1,774,774   $207,914   $(2,019,849)   $2,584,841
                           ==========   ==========   ==========   ========   ===========    ==========

Liabilities and
  Shareholders'
  Equity
Current liabilities:
  Accounts payable         $ (465,247)  $   34,878   $  453,934   $  3,809   $    37,983    $   65,357
  Accrued compensation
    and related
    liabilities                  ----       19,464        6,106      1,073          ----        26,643
  Accrued liabilities            ----      178,024      (73,650)     3,517           (45)      107,846
  Income taxes:
    Current                      ----      (30,713)      87,981        929           (29)       58,168
    Deferred                     ----        1,047       60,581      1,577          ----        63,205
  Long-term debt
    due within one year          ----       16,829          616        114          (204)       17,355
                           ----------   ---------    ----------   --------   -----------    ----------
Total current liabilities    (465,247)     219,529      535,568     11,019        37,705       338,574

Long-term debt due after
  one year                       ----      618,497      (42,165)    63,930       (29,368)      610,894
Deferred income taxes            ----        9,246       73,244      2,284          ----        84,774
Total shareholders'
  equity                    1,560,665      679,312    1,208,127    130,681    (2,028,186)    1,550,599
                           ----------   -----------  ----------   --------   -----------    ----------
                           $1,095,418   $1,526,584   $1,774,774   $207,914   $(2,019,849)   $2,584,841
                           ==========   ==========   ==========   ========   ===========    ==========

                      CONDENSED CONSOLIDATED BALANCE SHEET
                               AS OF MAY 31, 2002

                                                                                             Cintas
                              Cintas                 Subsidiary     Non-                   Corporation
                           Corporation   Corp. 2     Guarantors  Guarantors  Eliminations  Consolidated
                           -----------  -----------  ----------  ----------  ------------  ------------
Assets
Current assets:
  Cash and cash
    equivalents            $     ----   $   22,440   $    5,011  $  13,177   $      ----    $   40,628
  Marketable securities          ----       42,472         ----      1,986          ----        44,458
  Accounts receivable,
    net                          ----      225,364       70,720        782       (13,632)      283,234
  Inventories                    ----      182,858       14,899      5,539        (9,475)      193,821
  Uniforms and other
    rental items in
    service                      ----      210,409       71,251     13,101       (13,825)      280,936
  Prepaid expenses               ----        7,421        1,995        760            (3)       10,173
                           ----------   ----------   ----------  ---------   -----------    ----------
Total current assets             ----      690,964      163,876     35,345       (36,935)      853,250

Property and equipment,
   at cost, net                  ----      637,882      108,258     32,262          ----       778,402

Goodwill                         ----      104,140      566,748      7,710          ----       678,598
Service contracts                ----       34,588      112,488     11,453          ----       158,529
Other assets                  966,397       20,983      792,865     94,727    (1,824,517)       50,455
                           ----------   ----------   ----------  ---------   -----------    ----------
                           $  966,397   $1,488,557   $1,744,235  $ 181,497   $(1,861,452)   $2,519,234
                           ==========   ==========   ==========  =========   ===========    ==========

Liabilities and
  Shareholders' Equity
Current liabilities:
  Accounts payable         $ (465,247)  $  (58,727)  $  531,544  $  14,842   $    37,981    $   60,393
  Accrued compensation
    and related
    liabilities                  ----       23,441        4,508      1,055          ----        29,004
  Accrued liabilities            ----      172,125      (43,608)     4,195        (1,007)      131,705
  Income taxes:
    Current                      ----      (34,889)      44,084      2,625           (29)       11,791
    Deferred                     ----        1,737       58,020      1,615          ----        61,372
  Long-term debt due
    within one year              ----       16,315        2,126        117          (189)       18,369
                           ----------   ----------   ----------  ---------   -----------    ----------
Total current liabilities    (465,247)     120,002      596,674     24,449        36,756       312,634

Long-term debt due
  after one year                 ----      710,728      (23,499)    48,111       (32,090)      703,250
Deferred income taxes            ----        7,251       70,239      2,101          ----        79,591
Total shareholders'
  equity                    1,431,644      650,576    1,100,821    106,836    (1,866,118)    1,423,759
                           ----------   ----------   ----------  ---------   -----------    ----------
                           $  966,397   $1,488,557   $1,744,235  $ 181,497   $(1,861,452)   $2,519,234
                           ==========   ==========   ==========  =========   ===========    ==========

                     CONDENSED CONSOLIDATED INCOME STATEMENT
                      THREE MONTHS ENDED NOVEMBER 30, 2002

                                                                                             Cintas
                              Cintas                 Subsidiary     Non-                   Corporation
                           Corporation   Corp. 2     Guarantors  Guarantors  Eliminations  Consolidated
                           -----------  -----------  ----------  ----------  ------------  ------------
Revenue:
  Rentals                  $     ----   $  397,640   $ 105,928   $  22,780   $       (37)   $  526,311
  Other services                 ----      319,954      49,384       9,036      (223,727)      154,647
  Equity in net income
     of affiliates             63,340         ----         ----       ----       (63,340)         ----
                           ----------   ----------   ----------  ---------   -----------    ----------
                               63,340      717,594      155,312     31,816      (287,104)      680,958

Costs and expenses
 (income):
  Cost of rentals                ----      260,706       55,542     14,207       (35,315)      295,140
  Cost of other services         ----      238,431       36,134      6,183      (178,753)      101,995
  Selling and administrative
    expenses                     ----      182,754      (13,544)     7,570          (934)      175,846
  Interest income                ----         (500)         (48)       (64)         ----          (612)
  Interest expense               ----       15,405       (8,178)       785          ----         8,012
                           ----------   ----------   ----------  ---------   -----------    ----------
                                 ----      696,796       69,906     28,681      (215,002)      580,381

Income before income taxes     63,340       20,798       85,406      3,135       (72,102)      100,577
Income taxes                     ----        5,535       30,687      1,015          ----        37,237
                           ----------   ----------   ----------  ---------   -----------    ----------
Net income                 $   63,340   $   15,263   $   54,719  $   2,120   $   (72,102)   $   63,340
                           ==========   ==========   ==========  =========   ===========    ==========

                     CONDENSED CONSOLIDATED INCOME STATEMENT
                      THREE MONTHS ENDED NOVEMBER 30, 2001

                                                                                             Cintas
                              Cintas                 Subsidiary     Non-                   Corporation
                           Corporation   Corp. 2     Guarantors  Guarantors  Eliminations  Consolidated
                           -----------  -----------  ----------  ----------  ------------  ------------
Revenue:
   Rentals                 $     ----   $  318,324    $  94,709   $ 19,642   $       (47)  $   432,628
   Other services                ----      216,458       44,625      4,567      (141,130)      124,520
   Equity in net
     income of affiliates      57,985         ----         ----       ----       (57,985)         ----
                           ----------   ----------   ----------  ---------   -----------    ----------
                               57,985      534,782      139,334     24,209      (199,162)      557,148

Costs and expenses
  (income):
   Cost of rentals               ----      197,169       52,588     11,183       (26,322)      234,618
   Cost of other services        ----      165,792       65,709      3,568      (146,694)       88,375
   Selling and
     administrative
     expenses                    ----      145,695       (9,836)     5,438          (678)      140,619
   Interest income               ----       (1,092)         (67)      (131)         ----        (1,290)
   Interest expense              ----        6,196       (3,475)      ----          ----         2,721
                           ----------   ----------   ----------  ---------   -----------    ----------
                                 ----      513,760      104,919     20,058      (173,694)      465,043

Income before income
  taxes                        57,985       21,022       34,415      4,151       (25,468)       92,105
Income taxes                     ----        4,544       28,231      1,345          ----        34,120
                           ----------   ----------   ----------  ---------   -----------    ----------
Net income                 $   57,985   $   16,478   $    6,184  $   2,806   $   (25,468)   $   57,985
                           ==========   ==========   ==========  =========   ===========    ==========

                     CONDENSED CONSOLIDATED INCOME STATEMENT
                       SIX MONTHS ENDED NOVEMBER 30, 2002

                                                                                             Cintas
                              Cintas                 Subsidiary     Non-                   Corporation
                           Corporation   Corp. 2     Guarantors  Guarantors  Eliminations  Consolidated
                           -----------  -----------  ----------  ----------  ------------  ------------
Revenue:
  Rentals                  $     ----   $  793,868   $  210,410  $  45,761   $       (72)   $1,049,967
  Other services                 ----      595,959       98,530     17,392      (415,164)      296,717
  Equity in net income
    of affiliates             124,987         ----         ----       ----      (124,987)         ----
                           ----------   ----------   ----------  ---------   -----------    ----------
                              124,987    1,389,827      308,940     63,153      (540,223)    1,346,684

Costs and expenses
 (income):
  Cost of rentals                ----      512,745      109,845     29,099      (69,598)       582,091
  Cost of other services         ----      448,241       72,575     10,548     (332,607)       198,757
  Selling and
    administrative expenses      ----      360,956      (23,204)    15,809         (883)       352,678
  Interest income                ----       (1,171)         (96)       (84)        ----         (1,351)
  Interest expense               ----       15,493       (1,026)     1,569         ----         16,036
                           ----------   ----------   ----------  ---------   -----------    ----------
                                 ----    1,336,264      158,094     56,941      (403,088)    1,148,211

Income before income
  taxes                       124,987       53,563      150,846      6,212      (137,135)      198,473
Income taxes                     ----       11,060       60,102      2,324          ----        73,486
                           ----------   ----------   ----------  ---------   -----------    ----------
Net income                 $  124,987   $   42,503   $   90,744  $   3,888   $  (137,135)   $  124,987
                           ==========   ==========   ==========  =========   ===========    ==========

                     CONDENSED CONSOLIDATED INCOME STATEMENT
                       SIX MONTHS ENDED NOVEMBER 30, 2001

                                                                                             Cintas
                              Cintas                 Subsidiary     Non-                   Corporation
                           Corporation   Corp. 2     Guarantors  Guarantors  Eliminations  Consolidated
                           -----------  -----------  ----------  ----------  ------------  ------------
Revenue:
  Rentals                  $     ----  $   634,799   $  191,799  $  39,285   $      (103)  $   865,780
  Other services                 ----      436,285       90,721      8,802      (279,840)      255,968
  Equity in net income
    of affiliates             114,525         ----         ----       ----      (114,525)         ----
                           ----------   ----------   ----------  ---------   -----------    ----------
                              114,525    1,071,084      282,520     48,087      (394,468)    1,121,748

Costs and expenses
 (income):
  Cost of rentals                ----      396,342      105,769     23,204       (52,777)      472,538
  Cost of other services         ----      329,610      100,198      6,005      (256,780)      179,033
  Selling and
    administrative
    expenses                     ----      292,893      (17,506)    11,449        (1,729)      285,107
  Interest income                ----       (2,143)        (192)      (206)         ----        (2,541)
  Interest expense               ----       12,400       (6,614)        21          ----         5,807
                           ----------   ----------   ----------  ---------   -----------    ----------
                                 ----    1,029,102      181,655     40,473      (311,286)      939,944

Income before income
  taxes                       114,525       41,982      100,865      7,614       (83,182)      181,804
Income taxes                     ----        8,825       56,099      2,355          ----        67,279
                           ----------   ----------   ----------  ---------   -----------    ----------
Net income                 $  114,525   $   33,157   $   44,766   $  5,259   $   (83,182)   $  114,525
                           ==========   ==========   ==========  =========   ===========    ==========

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                       SIX MONTHS ENDED NOVEMBER 30, 2002

                                                                                             Cintas
                              Cintas                 Subsidiary     Non-                   Corporation
                           Corporation   Corp. 2     Guarantors  Guarantors  Eliminations  Consolidated
                           -----------  -----------  ----------  ----------  ------------  ------------
Cash flows from operating
  activities
Net income                 $  124,987   $   42,503   $   90,744  $   3,888   $  (137,135)   $  124,987
Adjustments to reconcile
  net income to net
cash provided by (used in)
  operating activities:
   Depreciation                  ----       37,735       18,423      2,534          ----        58,692
   Amortization of
     deferred charges            ----        5,423        8,217        980          ----        14,620
   Deferred income taxes         ----        1,305        5,566        145          ----         7,016
   Changes in current
    assets and
    liabilities, net of
    acquisitions of
    businesses:
      Accounts receivable        ----           97       (5,414)     3,251        (1,285)       (3,351)
      Inventories                ----      (26,404)        (256)    (1,100)        1,715       (26,045)
      Uniforms and other
        rental items in
        service                  ----      (31,061)       2,298       (718)       10,432       (19,049)
      Prepaid expenses           ----        1,989       (1,238)      (384)         ----           367
      Accounts payable           ----       93,605      (77,610)   (11,106)            2         4,891
      Accrued compensation
        and related
        liabilities              ----       (3,977)       1,598         18          ----        (2,361)
      Accrued liabilities        ----        6,076      (30,227)      (807)          962       (23,996)
      Income taxes payable       ----        4,176       43,897     (1,696)         ----        46,377
                           ----------   ----------   ----------  ---------   -----------    ----------
Net cash provided by
 (used in) operating
  activities                  124,987      131,467       55,998     (4,995)     (125,309)      182,148

Cash flows from investing
  activities:
   Capital expenditures          ----       (5,737)     (41,352)    (4,293)         ----       (51,382)
   Proceeds from sale or
     redemption of
     marketable securities       ----        9,763         ----        659          ----        10,422
   Purchase of marketable
     securities                  ----         (446)           1     (3,834)         ----        (4,279)
   Acquisitions of
     businesses, net of
     cash acquired               ----       (8,369)      (2,970)    (5,628)         ----       (16,967)
   Other                     (126,850)     (17,198)       9,836      1,968       122,602        (9,642)
                           ----------   ----------   ----------  ---------   -----------    ----------

Net cash (used in)
  provided by investing
  activities                 (126,850)     (21,987)     (34,485)   (11,128)      122,602       (71,848)

Cash flows from financing
  activities:
   Repayment of long-term
     debt                        ----      (99,733)     (20,662)    15,816         2,707      (101,872)
   Stock options exercised      3,226         ----         ----       ----          ----         3,226
   Other                       (1,363)         (10)        ----       ----          ----        (1,373)
                           ----------   ----------   ----------  ---------   -----------    ----------
Net cash provided by
  (used in) financing
  activities                    1,863      (99,743)     (20,662)    15,816         2,707      (100,019)

Net increase (decrease)
  in cash and cash
  equivalents                    ----        9,737          851       (307)         ----        10,281
Cash and cash equivalents
  at beginning of period         ----       22,440        5,011     13,177          ----        40,628
                           ----------   ----------   ----------  ---------   -----------    ----------

Cash and cash equivalents
  at end of period         $     ----   $   32,177   $    5,862  $  12,870   $      ----    $   50,909
                           ==========   ==========   ==========  =========   ===========    ==========

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                       SIX MONTHS ENDED NOVEMBER 30, 2001

                                                                                             Cintas
                              Cintas                 Subsidiary     Non-                   Corporation
                           Corporation   Corp. 2     Guarantors  Guarantors  Eliminations  Consolidated
                           -----------  -----------  ----------  ----------  ------------  ------------
Cash flows from operating
  activities
Net income                 $  114,525   $   33,157   $   44,766  $   5,259   $   (83,182)   $  114,525
Adjustments to reconcile
 net  income to net cash
 provided by (used in)
 operating activities:
   Depreciation                  ----       32,683       14,702      2,193          ----        49,578
   Amortization of deferred
     charges                     ----        5,524        3,109        817          ----         9,450
   Deferred income taxes         ----      (83,632)      94,746        650          ----        11,764
   Changes in current assets
    and liabilities,
    net of acquisitions of
    businesses:
      Accounts receivable        ----      (25,442)      15,695      2,257         1,092        (6,398)
      Inventories                ----       16,760         (613)    (1,374)          358        15,131
      Uniforms and other
        rental items in
        service                  ----      (11,282)         (75)    (1,467)          712       (12,112)
      Prepaid expenses           ----       (1,155)        (269)      (302)         ----        (1,726)
      Accounts payable           ----      104,656     (106,443)     5,683        (1,260)        2,636
      Accrued compensation
        and related
        liabilities              ----      (11,758)      (2,898)      (413)         ----       (15,069)
      Accrued liabilities        ----          684      (23,041)       555           141       (21,661)
      Income taxes payable       ----        1,544       31,334      1,766          ----        34,644
                           ----------   ----------   ----------  ---------   -----------    ----------
Net cash provided by
  (used in) operating
  activities                  114,525       61,739       71,013     15,624       (82,139)      180,762

Cash flows from investing
  activities:
   Capital expenditures          ----      (38,888)     (20,007)    (2,145)         ----       (61,040)
   Proceeds from sale or
     redemption of
     marketable securities       ----        4,332         ----       ----          ----         4,332
   Purchase of marketable
    securities                   ----      (65,645)        ----     (3,835)         ----       (69,480)
   Acquisitions of
     businesses, net of
     cash acquired               ----      (10,468)      (5,195)       (22)         ----       (15,685)
   Other                     (115,638)      82,307      (46,480)    (1,893)       81,685           (19)
                           ----------   ----------   ----------  ---------   -----------    ----------
Net cash (used in)
  provided by
  investing activities       (115,638)     (28,362)     (71,682)    (7,895)       81,685      (141,892)

Cash flows from financing
  activities:
   Repayment of long-term
     debt                        ----       (9,911)      (1,707)      (282)          454       (11,446)
   Stock options exercised      1,640         ----         ----       ----          ----         1,640
   Other                         (527)        (982)        ----       ----          ----        (1,509)
                           ----------   ----------   ----------  ---------   -----------    ----------
Net cash provided by
  (used in) financing
  activities                    1,113      (10,893)      (1,707)      (282)          454       (11,315)

Net increase (decrease)
  in cash and cash
  equivalents                    ----       22,484       (2,376)     7,447          ----        27,555
Cash and cash equivalents
  at beginning of period         ----       57,629        8,792      7,303          ----        73,724
                           ----------   ----------   ----------  ---------   -----------    ----------
Cash and cash equivalents
  at end of period         $     ----   $   80,113   $    6,416  $  14,750   $      ----    $  101,279
                           ==========   ==========   ==========  =========   ===========    ==========

ITEM 2

CINTAS CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Total revenue of $681 million and $1,347 million, for the three and six months ended November 30, 2002, increased 22% and 20%, respectively over the same periods in the prior fiscal year. Net rental revenue of $526 million and $1,050 million, for the three and six months ended November 30, 2002, increased 22% and 21%, respectively, over the same periods in the prior fiscal year, primarily due to the acquisition of Omni in the fourth quarter of fiscal 2002 and growth in the customer base. Revenue from the sale of uniforms and other direct sale items of $155 million and $297 million, for the three and six months ended November 30, 2002, increased 24% and 16%, respectively, over the same periods in the prior year, due to acquisitions made in late fiscal 2002 and the increase in customer sales that were originally delayed after September 11, 2001.

Net income of $63 million and $125 million increased 9% for both the three and six months ended November 30, 2002, over the same periods in the prior fiscal year. Diluted earnings per share of $.37 and $.73 increased 9% for both the three and six months ended November 30, 2002, over the same periods in the prior fiscal year.

Net interest expense (interest expense less interest income) was $7 million and $15 million, respectively, for the three and six months ended November 30, 2002 compared to $1 million and $3 million, respectively, for the same periods in the prior fiscal year. This increase was primarily a result of interest on $450 million in long-term notes issued in late fiscal 2002 to finance the Omni acquisition. The effective tax rate was 37.0% for both the three and six months ended November 30, 2002, and the three and six months ended November 30, 2001.

Financial Condition

At November 30, 2002, we had $89 million in cash, cash equivalents and marketable securities, an increase of $4 million from May 31, 2002, primarily due to income from operations. The cash, cash equivalents and marketable securities will be used to finance future growth, capital expenditures, repayment of debt and dividends. We believe that our current cash position, funds generated from operations and the strength of our banking relationships are sufficient to meet our anticipated operational and capital requirements.

Net property and equipment decreased by $6 million from May 31, 2002 to November 30, 2002, due to the excess of depreciation over capital expenditures in the second quarter. At the end of the second quarter of fiscal 2003, Cintas had seven uniform rental facilities in various stages of construction.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following is information regarding Cintas’ long-term contractual obligations and other commitments outstanding as of November 30, 2002:

(In thousands)                                 Payments Due by Period
--------------------------------------------------------------------------------
                                                       Two to  Four to    After
                                              One year  three    five     five
Long-term contractual obligation      Total   or less   years    years    years
--------------------------------     -------- ------- -------- -------- --------

Long-term debt (1)                   $624,031 $16,902 $138,669 $239,697 $228,763
Capital lease obligations (2)           4,218     453    1,064    1,187    1,514
Operating leases (3)                   65,000  13,000   24,000   16,000   12,000
Unconditional purchase obligations          -       -        -       -         -
                                     -------- ------- -------- -------- --------
Total contractual cash obligations   $693,249 $30,355 $163,733 $256,884 $242,277
                                     ======== ======= ======== ======== ========
(1) (2) (3)

Long-term debt primarily consists of commercial paper and $450,000 in long-term notes.

Capital lease obligations are classified as long-term debt on the balance sheet.

Operating leases are estimated as of November 30, 2002, and consist primarily of building leases and synthetic leases on the two corporate jets.

(In thousands)                      Amount of Commitment Expiration Per Period
------------------------------------------------------------------------------
                                                     Two to  Four to    After
                                            One year  three    five     five
Other commercial commitments        Total   or less   years    years    years
----------------------------       -------- -------- -------- -------- --------

Lines of credit (1)                $300,000 $150,000 $150,000 $      - $      -
Standby letters of credit (2)        41,000   41,000        -        -        -
Guarantees                                -        -        -        -        -
Standby repurchase obligations            -        -        -        -        -
Other commercial commitments              -        -        -        -        -
                                   -------- -------- -------- -------- --------
Total commercial commitments       $341,000 $191,000 $150,000 $      - $      -
                                   ======== ======== ======== ======== ========
(1) (2)	Back-up facility for the commercial paper program. Support for certain outstanding debt and self-insured workers' compensation and general liability insurance programs.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In our normal operations, Cintas has market risk exposure to interest rates. There has been no significant change in our exposure to these risks, which has been previously disclosed on page 50 of our most recent annual report.

ITEM 4

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

CINTAS CORPORATION

Part II.    Other Information

                Item 4.    Submission of matters to a vote of security holders

Cintas’ Annual Shareholders’ meeting was held on October 16, 2002, at which the following issues were voted upon by shareholders:

                Issue No. 1

               Authority to establish the number of Directors to be elected at the Meeting at eight.

                FOR   157,232,466    AGAINST    472,372    ABSTAIN    779,857    BROKER NON-VOTES      0

                Issue No. 2

                Authority to elect eight Directors.

                                                                  Shares -
                Name                    Shares For           Withheld Authority
          -------------------          -----------           ------------------

          Richard T. Farmer            141,391,285               17,093,410

          Robert J. Kohlhepp           141,744,627               16,740,068

          Scott D. Farmer              141,516,088               16,968,607

          Paul R. Carter               150,626,641                7,858,054

          Gerald V. Dirvin             150,632,951                7,851,744

          James J. Gardner             152,965,575                5,519,120

          Robert J. Herbold            150,619,151                7,865,544

          Roger L. Howe                150,624,714                7,859,981

                Item 6.    Exhibits and Reports on Form 8-K

(b.) No reports were filed on form 8-K during the quarter.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 13, 2003	CINTAS CORPORATION (Registrant) /s/William C. Gale William C. Gale Vice President and Chief Financial Officer (Chief Accounting Officer)

Certification of Principal Executive Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
and Securities and Exchange Commission Release 34-46427

I, Robert J. Kohlhepp, the principal executive officer of Cintas Corporation, certify that:

  I have reviewed this quarterly report on Form 10-Q of Cintas Corporation;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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
Date: January 13, 2003	/s/Robert J. Kohlhepp Robert J. Kohlhepp Chief Executive Officer (Principal Executive Officer)

Certification of Principal Financial Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
and Securities and Exchange Commission Release 34-46427

I, William C. Gale, the principal financial officer of Cintas Corporation, certify that:

  I have reviewed this quarterly report on Form 10-Q of Cintas Corporation;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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
Date: January 13, 2003	/s/William C. Gale William C. Gale Vice-President and Chief Financial Officer (Principal Financial Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
Pursuant to 18 U.S.C. § 1350, as adopted pursuant to
§ 906 of the Sarbanes-Oxley Act of 2002

In connection with the filing with the Securities and Exchange Commission of the Quarterly Report of Cintas Corporation (the “Company”) on Form 10-Q for the period ending November 30, 2002 (the “Report”), I, Robert J. Kohlhepp, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

        (1)    The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2)    The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Robert J. Kohlhepp
Robert J. Kohlhepp
Chief Executive Officer

January 13, 2003

CERTIFICATION OF CHIEF FINANCIAL OFFICER
Pursuant to 18 U.S.C. § 1350, as adopted pursuant to
§ 906 of the Sarbanes-Oxley Act of 2002

In connection with the filing with the Securities and Exchange Commission of the Quarterly Report of Cintas Corporation (the “Company”) on Form 10-Q for the period ending November 30, 2002 (the “Report”), I, William C. Gale, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

        (1)    The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2)    The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/William C. Gale
William C. Gale
Chief Financial Officer

January 13, 2003