Form 10-Q
period 2003-02-28
CINTAS CORP
filed 2003-04-11
CIK 723254

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended February 28, 2003

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to __________

Commission file number 0-11399

CINTAS CORPORATION
(Exact name of registrant as specified in its charter)

WASHINGTON	31-1188630
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Exchange Act).     Yes  [X]       No  [   ]

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding March 31, 2003
Common Stock, no par value	170,462,888

CINTAS CORPORATION
INDEX

Page No.

Part I. Financial Information
Item 1. Financial Statements
Consolidated Condensed Balance Sheets -
February 28, 2003 and May 31, 2002	3
Consolidated Condensed Statements of Income -
Three Months and Nine Months Ended February 28, 2003 and 2002	4
Consolidated Condensed Statements of Cash Flows -
Nine Months Ended February 28, 2003 and 2002	5
Notes to Consolidated Condensed Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures About
Market Risk	24
Item 4. Controls and Procedures	24
Part II. Other Information	25
Signatures	26
Certifications	27

CINTAS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands except share data)

	February 28, 2003	May 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42,175	$40,628
Marketable securities	35,024	44,458
Accounts receivable, net	273,372	283,234
Inventories	230,171	193,821
Uniforms and other rental items in service	302,328	280,936
Prepaid expenses	8,078	10,173

Total current assets	891,148	853,250

Property and equipment, at cost, net	772,614	778,402

Goodwill	708,445	678,598
Service contracts	146,432	158,529
Other assets	58,574	50,455

	$2,577,213	$2,519,234

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$49,912	$60,393
Accrued compensation and related liabilities	26,483	29,004
Accrued liabilities	161,459	131,705
Income taxes:
Current	40,293	11,791
Deferred	58,285	61,372
Long-term debt due within one year	16,223	18,369

Total current liabilities	352,655	312,634

Long-term debt due after one year	566,737	703,250

Deferred income taxes	88,033	79,591

Shareholders' equity:
Preferred stock, no par value,
100,000 shares authorized, none outstanding	--	--
Common stock, no par value,
425,000,000 shares authorized,
170,420,402 shares issued and outstanding
(169,930,290 at May 31, 2002)	71,303	66,508
Retained earnings	1,503,174	1,365,136
Other accumulated comprehensive loss:
Foreign currency translation	(2,023)	(4,863)
Unrealized loss on derivatives	(2,666)	(3,022)

Total shareholders' equity	1,569,788	1,423,759

	$2,577,213	$2,519,234

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
(In thousands except per share data)

	Three months ended February 28,		Nine months ended February 28,
	2003	2002	2003	2002
Revenue:
Rentals	$523,195	$425,296	$1,573,162	$1,291,076
Other services	140,562	120,195	437,279	376,163

	663,757	545,491	2,010,441	1,667,239
Costs and expenses (income):
Cost of rentals	293,938	230,627	876,029	703,165
Cost of other services	95,403	85,524	294,160	264,557
Selling and admin. expenses	174,192	140,263	526,870	425,370
Interest income	(825)	(1,527)	(2,176)	(4,068)
Interest expense	7,434	2,389	23,470	8,196

	570,142	457,276	1,718,353	1,397,220

Income before income taxes	93,615	88,215	292,088	270,019
Income taxes	34,560	32,631	108,046	99,910

Net income	$59,055	$55,584	$184,042	$170,109

Basic earnings per share	$.35	$.33	$1.08	$1.00

Diluted earnings per share	$.34	$.32	$1.07	$.99

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended February 28,
	2003	2002
Cash flows from operating activities:
Net income	$184,042	$170,109
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	87,700	75,146
Amortization of deferred charges	21,294	14,210
Deferred income taxes	5,355	9,160
Change in current assets and liabilities, net of
acquisitions of businesses:
Accounts receivable	10,735	9,214
Inventories	(36,169)	20,936
Uniforms and other rental items in service	(21,388)	(12,942)
Prepaid expenses	2,120	(1,233)
Accounts payable	(10,556)	(6,676)
Accrued compensation and related liabilities	(2,521)	(2,662)
Accrued liabilities	(17,186)	(9,133)
Income taxes payable	28,502	14,662

Net cash provided by operating activities	251,928	280,791

Cash flows from investing activities:
Capital expenditures	(80,447)	(84,977)
Proceeds from sale or redemption of marketable securities	14,038	47,486
Purchase of marketable securities	(4,604)	(163,866)
Acquisitions of businesses, net of cash acquired	(24,535)	(30,349)
Other	(12,732)	580

Net cash used in investing activities	(108,280)	(231,126)

Cash flows from financing activities:
Repayment of long-term debt	(150,092)	(37,263)
Issuance of common stock	3,987	2,442
Other	4,004	(2,311)

Net cash used in financing activities	(142,101)	(37,132)

Net increase in cash and cash equivalents	1,547	12,533
Cash and cash equivalents at beginning of period	40,628	73,724

Cash and cash equivalents at end of period	$42,175	$86,257

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

2.    New Accounting Standards

In November 2002, the Financial Accounting Standards Board issued Financial Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition and measurement provisions of this interpretation will be applied to guarantees issued or modified after December 31, 2002. Effective December 1, 2002, Cintas adopted Financial Interpretation No. 45 and it did not have a material effect on the financial statements.

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148 (SFAS 148), Accounting for Stock-Based Compensation – Transition and Disclosure. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Cintas continues to apply Accounting Principles Board Opinion No. 25 for the method used to account for stock-based employee compensation arrangements, where applicable, but has adopted the disclosure requirements of SFAS 148 beginning with its third quarter ending February 28, 2003.

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

3.    Earnings per Share

The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective years:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2003	2002	2003	2002
Numerator:
Net income	$ 59,055	$ 55,584	$184,042	$170,109

Denominator:
Denominator for basic earnings per
share-weighted avg. shares	170,322	169,786	170,177	169,675

Effect of dilutive securities- employee
stock options	1,641	2,507	1,961	2,444

Denominator for diluted earnings per
share-adjusted weighted avg. shares and
assumed conversions
	171,963	172,293	172,138	172,119

Basic earnings per share	$ .35	$ .33	$ 1.08	$ 1.00

Diluted earnings per share	$ .34	$ .32	$ 1.07	$ .99

4.    Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the nine months ended February 28, 2003, by operating segment, are as follows:

“Acquired Intangible Assets”

	Rentals	Other Services	Total
Balance as of June 1, 2002	$645,445	$33,153	$678,598

Goodwill acquired during the period	21,924	7,923	29,847

Balance as of February 28, 2003	$667,369	$41,076	$708,445

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

Information regarding Cintas’ other assets follows:

	As of February 28, 2003
	Carrying Amount	Accumulated Amortization	Net
Service contracts	$228,569	$82,137	$146,432

Noncompete and consulting agreements	55,376	38,655	16,721
Other	43,120	1,267	41,853

Total other assets	$ 98,496	$39,922	$ 58,574

	As of May 31, 2002
	Carrying Amount	Accumulated Amortization	Net
Service contracts	$226,023	$67,494	$158,529

Noncompete and consulting agreements	61,742	41,792	19,950
Other	31,111	606	30,505

Total other assets	$ 92,853	$42,398	$ 50,455

Amortization expense was $21,294 and $14,210 for the nine months ended February 28, 2003 and 2002, respectively. Estimated amortization expense, excluding any future acquisitions, for each of the next five years is $27,638, $24,995, $22,872, $20,247 and $19,037, respectively.

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

Approximately 74%, or $50 million, of outstanding floating rate debt was designated as the hedged items covered by interest-rate swap agreements at February 28, 2003. The change in fair value of these cash flow hedges during the third quarter of FY 2003 resulted in a credit of $366 to other comprehensive income. The reverse interest rate swap agreement is a fair value hedge that converts $125 million of fixed rate debt to a floating rate. This agreement expires in 2007, and allows Cintas to receive an effective interest rate of 5.13% and pay an interest rate based on LIBOR. Because this fair value hedge is 100% effective, the $2.9 million favorable change in the fair value of this hedge for the third quarter was directly offset by an increase in the fair value of the debt.

6.    Acquisitions

At the time of the Omni Services, Inc. (Omni) acquisition on May 13, 2002, management approved a plan to integrate certain Omni facilities into existing Cintas operations. Included in the purchase price allocation was a restructuring charge of approximately $36 million, which includes approximately $6 million in severance-related costs for corporate and field employees and approximately $30 million in asset write-downs and lease cancellation costs.

As of the end of the third quarter, the integration of the acquired Omni facilities into existing Cintas locations is substantially complete. Payments to date for severance-related costs were approximately $4 million, while asset write-downs and ongoing lease cancellation costs were approximately $28 million. Cintas expects to complete the integration and incur all related costs within the first year of acquisition.

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

7.    Stock-Based Compensation

During the third quarter of fiscal 2003, Cintas adopted the disclosure requirements of FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, but will continue to apply Accounting Principles Board Opinion No. 25 as the method used to account for stock-based employee compensation arrangements. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended February 28,		Nine Months Ended February 28,
	2003	2002	2003	2002
Net income, as reported	$59,055	$55,584	$184,042	$170,109

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,315	1,135	4,099	3,475

Pro forma net income	$57,740	$54,449	$179,943	$166,634

Earnings per share:
Basic--as reported	$.35	$.33	$1.08	$1.00

Basic--pro forma	$.34	$.32	$1.06	$.98

Diluted--as reported	$.34	$.32	$1.07	$.99

Diluted--pro forma	$.34	$.32	$1.05	$.97

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

8.    Comprehensive Income

Total comprehensive income represents the net change in shareholders’ equity during a period from sources other than transactions with shareholders and, as such, includes net income. For Cintas, the only other components of total comprehensive income are the change in cumulative foreign currency translation adjustments and the change in the fair value of forecasted cash flows associated with a derivative accounted for as a cash flow hedge. The components of comprehensive income for the nine month periods ended February 28, 2003 and 2002 are as follows:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2003	2002	2003	2002
Net income	$59,055	$55,584	$184,042	$170,109

Other comprehensive income:
Foreign currency translation
adjustment	5,011	(865)	2,840	(1,906)
Net unrealized gain (loss) on cash
flow hedges	366	63	356	(919)

Comprehensive income	$64,432	$54,782	$187,238	$167,284

9.    Segment Information

Cintas classifies its businesses into two operating segments: Rentals and Other Services. The Rentals operating segment designs and manufactures corporate identity uniforms which it rents, along with other items, to its customers. The Other Services operating segment involves the design, manufacture and direct sale of uniforms to its customers, as well as the sale of ancillary services including first aid products and services and cleanroom supplies. Substantially all of these services are provided throughout the United States and Canada to businesses of all types — from small service and manufacturing companies to major corporations that employ thousands of people. Information about our different business segments is set forth based on the distribution of products and services offered. Cintas evaluates performance based on several factors, of which the primary financial measures are business segment revenue and income before income taxes.

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

	Rentals	Other Services	Corporate	Total
For the three months ended
February 28, 2003
Revenue	$523,195	$140,562	$--	$663,757

Income before income taxes	$89,048	$11,176	$(6,609)	$93,615

For the three months ended
February 28, 2002
Revenue	$425,296	$120,195	$--	$545,491

Income before income taxes	$82,997	$6,080	$(862)	$88,215

As of and for the nine months ended
February 28, 2003
Revenue	$1,573,162	$437,279	$--	$2,010,441

Income before income taxes	$274,327	$39,055	$(21,294)	$292,088

Total assets	$2,201,786	$298,228	$77,199	$2,577,213

As of and for the nine months ended
February 28, 2002
Revenue	$1,291,076	$376,163	$--	$1,667,239

Income before income taxes	$253,310	$20,837	$(4,128)	$270,019

Total assets	$1,378,217	$281,003	$239,142	$1,898,362

10.    Supplemental Guarantor Information

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

Effective June 1, 2000, Cintas reorganized its legal structure and created Cintas Corporation No. 2 (Corp. 2) as its indirectly, wholly-owned principal operating subsidiary. Cintas and its wholly-owned, direct and indirect domestic subsidiaries, other than Corp. 2, unconditionally guaranteed, jointly and severally, debt of Corp. 2. As allowed by SEC rules, the following condensed consolidating financial statements are provided as an alternative to filing separate financial statements of the guarantors. Each of the subsidiaries presented in the condensed consolidating financial statements has been fully consolidated in Cintas’ financial statements. The condensed consolidating financial statements should be read in conjunction with the financial statements of Cintas and notes thereto of which this note is an integral part.

Condensed consolidating financial statements for Cintas, Corp. 2, the subsidiary guarantors and non-guarantors are presented below:

CONDENSED CONSOLIDATED BALANCE SHEET
AS OF FEBRUARY 28, 2003

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non-Guarantors	Eliminations	Cintas Corporation Consolidated
Assets
Current assets:
Cash and cash equivalents	$--	$31,790	$5,153	$5,232	$--	$42,175
Marketable securities	--	30,911	--	4,113	--	35,024
Accounts receivable, net	--	206,583	75,250	3,375	(11,836)	273,372
Inventories	--	218,081	15,199	6,960	(10,069)	230,171
Uniforms and other rental items in service	--	246,234	70,796	15,360	(30,062)	302,328
Prepaid expenses	--	4,658	2,556	864	--	8,078

Total current assets	--	738,257	168,954	35,904	(51,967)	891,148

Property and equipment, at cost, net	--	602,190	132,939	37,485	--	772,614

Goodwill	--	113,463	584,011	10,971	--	708,445
Service contracts	--	30,761	105,492	10,179	--	146,432
Other assets	1,155,233	33,755	737,457	125,230	(1,993,101)	58,574

	$1,155,233	$1,518,426	$1,728,853	$219,769	$(2,045,068)	$2,577,213

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$(465,247)	$57,397	$418,781	$1,068	$37,913	$49,912
Accrued comp and related liabilities	--	19,131	6,335	1,017	--	26,483
Accrued liabilities	46,003	169,463	(57,891)	3,929	(45)	161,459
Income taxes:
Current	--	(26,720)	67,346	(304)	(29)	40,293
Deferred	--	1,047	55,575	1,663	--	58,285
Long-term debt due within one year	--	15,713	594	120	(204)	16,223

Total current liabilities	(419,244)	236,031	490,740	7,493	37,635	352,655

Long-term debt due after one year	--	574,483	(44,834)	66,914	(29,826)	566,737
Deferred income taxes	--	9,246	76,386	2,401	--	88,033
Total shareholders' equity	1,574,477	698,666	1,206,561	142,961	(2,052,877)	1,569,788

	$1,155,233	$1,518,426	$1,728,853	$219,769	$(2,045,068)	$2,577,213

CONDENSED CONSOLIDATED BALANCE SHEET
AS OF MAY 31, 2002

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non-Guarantors	Eliminations	Cintas Corporation Consolidated
Assets
Current assets:
Cash and cash equivalents	$--	$22,440	$5,011	$13,177	$--	$40,628
Marketable securities	--	42,472	--	1,986	--	44,458
Accounts receivable, net	--	225,364	70,720	782	(13,632)	283,234
Inventories	--	182,858	14,899	5,539	(9,475)	193,821
Uniforms and other rental items in service	--	210,409	71,251	13,101	(13,825)	280,936
Prepaid expenses	--	7,421	1,995	760	(3)	10,173

Total current assets	--	690,964	163,876	35,345	(36,935)	853,250

Property and equipment, at cost, net	--	637,882	108,258	32,262	--	778,402

Goodwill	--	104,140	566,748	7,710	--	678,598
Service contracts	--	34,588	112,488	11,453	--	158,529
Other assets	966,397	20,983	792,865	94,727	(1,824,517)	50,455

	$966,397	$1,488,557	$1,744,235	$181,497	$(1,861,452)	$2,519,234

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$(465,247)	$(58,727)	$531,544	$14,842	$37,981	$60,393
Accrued comp and related liabilities	--	23,441	4,508	1,055	--	29,004
Accrued liabilities	--	172,125	(43,608)	4,195	(1,007)	131,705
Income taxes:
Current	--	(34,889)	44,084	2,625	(29)	11,791
Deferred	--	1,737	58,020	1,615	--	61,372
Long-term debt due within one year	--	16,315	2,126	117	(189)	18,369

Total current liabilities	(465,247)	120,002	596,674	24,449	36,756	312,634

Long-term debt due after one year	--	710,728	(23,499)	48,111	(32,090)	703,250
Deferred income taxes	--	7,251	70,239	2,101	--	79,591
Total shareholders' equity	1,431,644	650,576	1,100,821	106,836	(1,866,118)	1,423,759

	$966,397	$1,488,557	$1,744,235	$181,497	$(1,861,452)	$2,519,234

CONDENSED CONSOLIDATED INCOME STATEMENT
THREE MONTHS ENDED FEBRUARY 28, 2003

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non-Guarantors	Eliminations	Cintas Corporation Consolidated
Revenue:
Rentals	$--	$393,146	$105,872	$24,209	$(32)	$523,195
Other services	--	291,372	48,673	6,479	(205,962)	140,562
Equity in net income of affiliates	59,055	--	--	--	(59,055)	--

	59,055	684,518	154,545	30,688	(265,049)	663,757
Costs and expenses (income):
Cost of rentals	--	257,643	55,154	15,655	(34,514)	293,938
Cost of other services	--	222,737	35,094	3,816	(166,244)	95,403
Selling and administrative expenses	--	173,432	(6,858)	8,170	(552)	174,192
Interest income	--	(617)	(138)	(70)	--	(825)
Interest expense	--	7,307	(674)	801	--	7,434

	--	660,502	82,578	28,372	(201,310)	570,142

Income before income taxes	59,055	24,016	71,967	2,316	(63,739)	93,615
Income taxes	--	5,027	28,289	1,244	--	34,560

Net income	$59,055	$18,989	$43,678	$1,072	$(63,739)	$59,055

CONDENSED CONSOLIDATED INCOME STATEMENT
THREE MONTHS ENDED FEBRUARY 28, 2002

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non-Guarantors	Eliminations	Cintas Corporation Consolidated
Revenue:
Rentals	$--	$311,592	$92,852	$20,886	$(34)	$425,296
Other services	--	215,259	36,857	6,580	(138,501)	120,195
Equity in net income of affiliates	55,584	--	--	--	(55,584)	--

	55,584	526,851	129,709	27,466	(194,119)	545,491
Costs and expenses (income):
Cost of rentals	--	198,495	48,746	11,510	(28,124)	230,627
Cost of other services	--	161,480	(3,195)	5,307	(78,068)	85,524
Selling and administrative expenses	--	143,459	(9,027)	6,373	(542)	140,263
Interest income	--	(1,360)	(101)	(66)	--	(1,527)
Interest expense	--	6,194	(3,805)	--	--	2,389

	--	508,268	32,618	23,124	(106,734)	457,276

Income before income taxes	55,584	18,583	97,091	4,342	(87,385)	88,215
Income taxes	--	13,986	17,147	1,498	--	32,631

Net income	$55,584	$4,597	$79,944	$2,844	$(87,385)	$55,584

CONDENSED CONSOLIDATED INCOME STATEMENT
NINE MONTHS ENDED FEBRUARY 28, 2003

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non-Guarantors	Eliminations	Cintas Corporation Consolidated
Revenue:
Rentals	$--	$1,187,014	$316,282	$69,970	$(104)	$1,573,162
Other services	--	887,331	147,203	23,871	(621,126)	437,279
Equity in net income of affiliates	184,042	--	--	--	(184,042)	--

	184,042	2,074,345	463,485	93,841	(805,272)	2,010,441
Costs and expenses (income):
Cost of rentals	--	770,388	164,999	44,754	(104,112)	876,029
Cost of other services	--	670,978	107,669	14,364	(498,851)	294,160
Selling and administrative expenses	--	534,388	(30,062)	23,979	(1,435)	526,870
Interest income	--	(1,788)	(234)	(154)	--	(2,176)
Interest expense
	--	22,800	(1,700)	2,370	--	23,470

	--	1,996,766	240,672	85,313	(604,398)	1,718,353

Income before income taxes	184,042	77,579	222,813	8,528	(200,874)	292,088
Income taxes	--	16,087	88,391	3,568	--	108,046

Net income	$184,042	$61,492	$134,422	$4,960	$(200,874)	$184,042

CONDENSED CONSOLIDATED INCOME STATEMENT
NINE MONTHS ENDED FEBRUARY 28, 2002

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non-Guarantors	Eliminations	Cintas Corporation Consolidated
Revenue:
Rentals	$--	$946,391	$284,651	$60,171	$(137)	$1,291,076
Other services	--	651,544	127,578	15,382	(418,341)	376,163
Equity in net income of affiliates	170,109	--	--	--	(170,109)	--

	170,109	1,597,935	412,229	75,553	(588,587)	1,667,239
Costs and expenses (income):
Cost of rentals	--	594,837	154,515	34,714	(80,901)	703,165
Cost of other services	--	491,090	97,003	11,312	(334,848)	264,557
Selling and administrative expenses	--	436,352	(26,533)	17,822	(2,271)	425,370
Interest income	--	(3,503)	(293)	(272)	--	(4,068)
Interest expense	--	18,594	(10,419)	21	--	8,196

	--	1,537,370	214,273	63,597	(418,020)	1,397,220

Income before income taxes	170,109	60,565	197,956	11,956	(170,567)	270,019
Income taxes	--	22,811	73,246	3,853	--	99,910

Net income	$170,109	$37,754	$124,710	$8,103	$(170,567)	$170,109

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
NINE MONTHS ENDED FEBRUARY 28, 2003

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non-Guarantors	Eliminations	Cintas Corporation Consolidated
Cash flows from operating activities
Net income	$184,042	$61,492	$134,422	$4,960	$(200,874)	$184,042
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	--	56,359	27,537	3,804	--	87,700
Amortization of deferred charges	--	7,932	11,904	1,458	--	21,294
Deferred income taxes	--	1,305	3,702	348	--	5,355
Changes in current assets and liabilities,
net of acquisitions of businesses:
Accounts receivable	--	19,189	(4,440)	(2,218)	(1,796)	10,735
Inventories	--	(35,205)	(137)	(1,421)	594	(36,169)
Uniforms and other rental items in service	--	(35,825)	459	(2,259)	16,237	(21,388)
Prepaid expenses	--	2,763	(554)	(86)	(3)	2,120
Accounts payable	--	116,124	(112,763)	(13,849)	(68)	(10,556)
Accrued compensation and related liabilities	--	(4,310)	1,827	(38)	--	(2,521)
Accrued liabilities	--	(2,486)	(15,263)	(399)	962	(17,186)
Income taxes payable	--	8,169	23,262	(2,929)	--	28,502

Net cash provided by (used in) operating activities	184,042	195,507	69,956	(12,629)	(184,948)	251,928

Cash flows from investing activities:
Capital expenditures	--	(20,575)	(50,978)	(8,894)	--	(80,447)
Proceeds from sale or redemption of marketable securities	--	12,042	1	1,995	--	14,038
Purchase of marketable securities	--	(481)	--	(4,123)	--	(4,604)
Acquisitions of businesses, net of cash acquired	--	(8,497)	(10,264)	(5,774)	--	(24,535)
Other	(191,677)	(21,210)	14,782	2,674	182,699	(12,732)

Net cash (used in) provided by investing activities	(191,677)	(38,721)	(46,459)	(14,122)	182,699	(108,280)

Cash flows from financing activities:
Repayment of long-term debt	--	(147,792)	(23,355)	18,806	2,249	(150,092)
Stock options exercised	3,987	--	--	--	--	3,987
Other	3,648	356	--	--	--	4,004

Net cash provided by (used in) financing activities	7,635	(147,436)	(23,355)	18,806	2,249	(142,101)

Net increase (decrease) in cash and cash equivalents	--	9,350	142	(7,945)	--	1,547
Cash and cash equivalents at beginning of period	--	22,440	5,011	13,177	--	40,628

Cash and cash equivalents at end of period	$--	$31,790	$5,153	$5,232	$--	$42,175

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
NINE MONTHS ENDED FEBRUARY 28, 2002

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non-Guarantors	Eliminations	Cintas Corporation Consolidated
Cash flows from operating activities
Net income	$170,109	$37,754	$124,710	$8,103	$(170,567)	$170,109
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	--	49,431	22,379	3,336	--	75,146
Amortization of deferred charges	--	8,489	4,459	1,262	--	14,210
Deferred income taxes	--	(83,632)	92,144	648	--	9,160
Changes in current assets and liabilities,
net of acquisitions of businesses:
Accounts receivable	--	(14,908)	16,982	5,825	1,315	9,214
Inventories	--	19,964	1,157	(1,218)	1,033	20,936
Uniforms and other rental items in service	--	(11,013)	(117)	(1,236)	(576)	(12,942)
Prepaid expenses	--	(764)	(22)	(447)	--	(1,233)
Accounts payable	--	126,190	(135,381)	3,772	(1,257)	(6,676)
Accrued compensation and related liabilities	--	(2,619)	(227)	184	--	(2,662)
Accrued liabilities	--	(2,345)	(11,088)	1,966	2,334	(9,133)
Income taxes payable	--	5,455	6,405	2,802	--	14,662

Net cash provided by (used in) operating activities	170,109	132,002	121,401	24,997	(167,718)	280,791

Cash flows from investing activities:
Capital expenditures	--	(52,067)	(28,783)	(4,127)	--	(84,977)
Proceeds from sale or redemption of marketable securities	--	45,469	--	2,017	--	47,486
Purchase of marketable securities	--	(159,451)	(1)	(4,414)	--	(163,866)
Acquisitions of businesses, net of cash acquired	--	(12,192)	(7,494)	(10,663)	--	(30,349)
Other	(170,240)	90,366	(87,618)	(1,264)	169,336	580

Net cash (used in) provided by investing activities	(170,240)	(87,875)	(123,896)	(18,451)	169,336	(231,126)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	--	--	2,658	--	(2,658)	--
Repayment of long-term debt	--	(34,146)	(3,289)	(868)	1,040	(37,263)
Stock options exercised	2,442	--	--	--	--	2,442
Other	(2,311)	--	--	--	--	(2,311)

Net cash provided by (used in) financing activities	131	(34,146)	(631)	(868)	(1,618)	(37,132)

Net increase (decrease) in cash and cash equivalents	--	9,981	(3,126)	5,678	--	12,533
Cash and cash equivalents at beginning of period	--	57,629	8,792	7,303	--	73,724

Cash and cash equivalents at end of period	$--	$67,610	$5,666	$12,981	$--	$86,257

ITEM 2

CINTAS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended February 2003 Compared to Three Months Ended February 2002

Total revenue of $664 million for the three months ended February 28, 2003, increased 22% over the three months ended February 28, 2002. Net rental revenue of $523 million for the three months ended February 28, 2003, increased 23% over the three months ended February 28, 2002, primarily due to the acquisition of Omni in the fourth quarter of fiscal 2002 and growth in the customer base. Revenue from the sale of uniforms and other direct sale items of $140 million for the three months ended February 28, 2003, increased 17% over the three month period ended February 28, 2002, due to acquisitions made in late fiscal 2002 and the increase in customer sales that were originally delayed after September 11, 2001. The increased revenues experienced in both rental and other services were mitigated by increased lost business and reductions in existing business, attributable to the current sluggish economy and the resulting reduction in the labor force.

Net income of $59 million for the three months ended February 28, 2003, increased 6% over the three months ended February 28, 2002. Diluted earnings per share of $.34 for the three months ended February 28, 2003, increased 6% over the three months ended February 28, 2002.

Net interest expense (interest expense less interest income) was $6 million for the three months ended February 28, 2003, compared to $1 million for the three months ended February 28, 2002. This increase was primarily a result of interest on $450 million in long-term notes issued in late fiscal 2002 to finance the Omni acquisition. The effective tax rate was 36.9% for the three months ended February 28, 2003, and 37.0% for the three months ended February 28, 2002.

Nine Months Ended February 2003 Compared to Nine Months Ended February 2002

Total revenue of $2,010 million for the nine months ended February 28, 2003, increased 21% over the nine months ended February 28, 2002. Net rental revenue of $1,573 million for the nine months ended February 28, 2003, increased 22% over the nine months ended February 28, 2002, primarily due to the acquisition of Omni in the fourth quarter of fiscal 2002 and growth in the customer base. Revenue from the sale of uniforms and other direct sale items of $437 million for the nine months ended February 28, 2003, increased 16% over the nine months ended February 28, 2002, due to acquisitions made in late fiscal 2002 and the increase in customer sales that were originally delayed after September 11, 2001. The increased revenues experienced in both rental and other services were mitigated by increased lost business and reductions in existing business, attributable to the current sluggish economy and the resulting reduction in the labor force.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net income of $184 million for the nine months ended February 28, 2003, increased 8% over the nine months ended February 28, 2002. Diluted earnings per share of $1.07, for the nine months ended February 28, 2003, increased 8% over the nine months ended February 28, 2002.

Net interest expense (interest expense less interest income) was $21 million, for the nine months ended February 28, 2003, compared to $4 million, for the nine months ended February 28, 2002. This increase was primarily a result of interest on $450 million in long-term notes issued in late fiscal 2002 to finance the Omni acquisition. The effective tax rate was 37.0% for the nine months ended February 28, 2003, and 37.0% for the nine months ended February 28, 2002.

Financial Condition

At February 28, 2003, cash, cash equivalents and marketable securities totaled $77 million. This decrease of $8 million from May 31, 2002, is primarily due to repayment of outstanding commercial paper. The cash, cash equivalents and marketable securities will be used to finance future growth, capital expenditures, repayment of debt and dividends. We believe that our current cash position and funds generated from operations, in conjunction with the strength of our banking relationships, are sufficient to meet our anticipated operational and capital requirements.

Inventory levels of $194 million on May 31, 2002 increased to $230 million February 28, 2003. This additional $36 million of inventory primarily represents additional levels to support customers acquired in the Omni transaction and the conversion of Omni customers to our product line. Additionally, Cintas is now manufacturing more uniform inventory for our cleanroom and flame resistant clothing customers.

Net property and equipment decreased $6 million from May 31, 2002 to February 28, 2003, due to the excess of depreciation over capital expenditures in the third quarter. Capital expenditures have been curtailed given current economic indicators and lower demand for production capacity. At the end of the third quarter of fiscal 2003, Cintas had nine uniform rental facilities in various stages of construction.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following is information regarding Cintas’ long-term contractual obligations and other commitments outstanding as of February 28, 2003:

(In thousands)	Payments Due by Period
Long-term contractual obligations	Total	One year or less	Two to three years	Four to five years	After five years
Long-term debt (1)	$578,967	$15,798	$92,157	$242,297	$228,715
Capital lease obligations (2)	3,993	425	1,099	1,200	1,269
Operating leases (3)	65,000	13,000	24,000	16,000	12,000
Unconditional purchase obligations	--	--	--	--	--

Total contractual cash obligations	$647,960	$29,223	$117,256	$259,497	$241,984

(1)	Long-term debt primarily consists of commercial paper and $450,000 in long-term notes.
(2)	Capital lease obligations are classified as long-term debt on the balance sheet.
(3)	Operating leases are estimated as of February 28, 2003, and consist primarily of building leases and synthetic leases on the two corporate jets.

(In thousands)	Amount of Commitment Expiration Per Period
Other commercial commitments	Total	One year or less	Two to three years	Four to five years	After five years
Lines of credit (1)	$300,000	$150,000	$150,000	$--	$--
Standby letters of credit (2)	34,540	34,540	--	--	--
Guarantees	--	--	--	--	--
Standby repurchase obligations	--	--	--	--	--
Other commercial commitments	--	--	--	--	--

Total commercial commitments	$334,540	$184,540	$150,000	$--	$--

(1)	Back-up facility for the commercial paper program.
(2)	Support for certain outstanding debt and self-insured workers’ compensation and general liability insurance programs.

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

On January 24, 2003, Cintas declared an annual cash dividend on $.27 per share on outstanding common stock, an 8 percent increase over the dividends paid in the prior year. The dividend was paid on March 14, 2003, to shareholders of record as of February 7, 2003.

Item 6.	Exhibits and Reports on Form 8-K

(a.)	Exhibit Index

Exhibit Number	Description of Exhibit
10.17	Resignation Agreement

(b.)	No reports were filed on form 8-K during the quarter.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 11, 2003	CINTAS CORPORATION (Registrant) /s/William C. Gale ------------------------------------------ William C. Gale Vice President and Chief Financial Officer (Chief Accounting Officer)

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
AND SECURITIES AND EXCHANGE COMMISSION RELEASE 34-46427

I, Robert J. Kohlhepp, the principal executive officer of Cintas Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Cintas Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 11, 2003	/s/Robert J. Kohlhepp _____________________________ Robert J. Kohlhepp Chief Executive Officer (Principal Executive Officer)

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
AND SECURITIES AND EXCHANGE COMMISSION RELEASE 34-46427

I, William C. Gale, the principal financial officer of Cintas Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Cintas Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 11, 2003	/s/William C. Gale _____________________________ William C. Gale Vice President and Chief Financial Officer (Principal Financial Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

>Pursuant to 18 U.S.C. § 1350, as adopted pursuant to
>§ 906 of the Sarbanes-Oxley Act of 2002

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

/s/Robert J. Kohlhepp ________________________________ Robert J. Kohlhepp Chief Executive Officer April 11, 2003

CERTIFICATION OF CHIEF FINANCIAL OFFICER

>Pursuant to 18 U.S.C. § 1350, as adopted pursuant to
§ 906 of the Sarbanes-Oxley Act of 2002

In connection with the filing with the Securities and Exchange Commission of the Quarterly 0Report of Cintas Corporation (the “Company”) on Form 10-Q for the period ending November 30, 2002 (the “Report”), I, William C. Gale, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

        (1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2)    The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/William C. Gale ________________________________ William C. Gale Chief Financial Officer April 11, 2003