Form 10-K
period 2003-05-31
CINTAS CORP
filed 2003-08-29
CIK 723254

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended May 31, 2003
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-11399

CINTAS CORPORATION
(Exact name of registrant as specified in its charter)

Incorporated under the Laws of Washington (State or other jurisdiction of incorporation or organization)	IRS Employer ID No. 31-1188630

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

YES  ☒            NO  ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.  ☐

        Indicated by check mark whether the Registrant is an accelerated filer as defined in Exchange Act Rule 12b-2.

YES  ☒            NO  ☐

        State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter. $8,592,112,226

        Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. 170,717,924 shares of Common Stock as of August 15, 2003.

Documents Incorporated by Reference

        Portions of the Registrant's Annual Report to Shareholders for 2003 furnished to the Commission pursuant to Rule 14a-3(b) and portions of the Registrant's Proxy Statement to be filed with the Commission for its 2003 annual meeting are incorporated by reference in Parts II and III as specified.

CINTAS CORPORATION
INDEX TO ANNUAL REPORT
ON FORM 10-K

PART I
ITEM 1.
BUSINESS

        Cintas Corporation, a Washington corporation, provides highly specialized services to businesses of all types throughout North America. Cintas designs, manufactures, and implements corporate identity uniform programs, provides entrance mats, restroom supplies, promotional products, and first aid and safety products for over 500,000 businesses. Cintas was founded in 1968 by Richard T. Farmer, Chairman of the Board, when he left his family's industrial laundry business in order to develop uniform programs using an exclusive new fabric. In the early 1970's, Cintas acquired the family industrial laundry business.

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

        Cintas operates thirteen manufacturing facilities, which provide for a substantial amount of its standard uniform needs. Additional products are purchased from numerous outside suppliers. Because of Cintas' ability to manufacture much of its own uniform needs, the loss of one vendor would not have a significant impact on Cintas. Cintas purchases fabric, used in its manufacturing process, from several suppliers. Cintas is not aware of any circumstances that would hinder its ability to obtain these materials.

        Cintas does not anticipate any material capital expenditures for environmental remediation that would have a material effect on its financial condition. Cintas is not aware of any material non-compliance with environmental laws.

        At May 31, 2003, Cintas employed approximately 27,700 employees of which approximately 700 were represented by labor unions. Cintas is currently the target of a corporate unionization campaign by the Union of Needletrades, Industrial and Textile Employees and Teamsters. These unions are attempting to pressure Cintas into surrendering our employees' rights to a government-supervised election and unilaterally accept union representation. This is unacceptable. Cintas' philosophy in regard to unions is straightforward: We believe that employees have the right to say yes to union representation and the freedom to say no. This campaign could be disruptive to our business and could adversely affect results of operations. We will continue to vigorously oppose this campaign and to defend our employees' rights. Cintas considers its relationships with its employees to be satisfactory.

        Cintas files annual and quarterly reports and proxy materials with the Securities and Exchange Commission. The public may copy these materials at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549 and may obtain further information concerning the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains the same information regarding Cintas that is filed electronically with the SEC. The address of that site is: http://www.sec.gov. Cintas' Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and current reports on Form 8-K and amendments to those reports are posted on its website, www.cintas.com, as soon as practicable after filing with the SEC.

        The following table sets forth the revenues derived from each service provided by Cintas.

	Year Ended May 31
	2003	2002	2001
	(in thousands)
Rentals	$2,101,785	$1,753,368	$1,610,606
Other Services	584,800	517,684	550,094

	$2,686,585	$2,271,052	$2,160,700

ITEM 2.
PROPERTIES

        Cintas occupies 323 facilities located in 251 cities, of which 134 facilities are leased for various terms ranging from monthly to the year 2019. Cintas expects that it will be able to renew its leases on satisfactory terms. All other properties are owned. The corporate offices provide centrally located administrative functions including accounting, finance, marketing and computer system development and support. Cintas operates processing plants that house administrative, sales and service personnel and the necessary equipment involved in the cleaning of uniforms and bulk items. Branch operations provide administrative, sales and service functions. Cintas operates seven distribution facilities and has thirteen manufacturing plants. Cintas also operates facilities that distribute first aid products. Cintas considers the facilities it operates to be adequate for their intended use. Cintas owns or leases 9,003 vehicles.

        The following chart provides additional information concerning Cintas' facilities:

Type of Facility	# of Facilities
Processing Plant	161
Branch	77
Cleanroom	11
First Aid Facility	34
Distribution Center	7
Manufacturing Facility	13
Direct Sales Office	20

Total	323

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

        Upon acquiring Unitog Company in March 1999, Cintas became a potentially responsible party, and thus faces the possibility of joint and several liability under the Comprehensive Environmental Response, Compensation and Liability Act in connection with alleged environmental contamination in an area near a rental facility in Tempe, Arizona. This facility, located near the South Indian Bend Wash Federal Superfund site, has been tested for soil and groundwater contamination. Soil testing at Cintas' facility detected volatile organic compounds, and Cintas promptly took steps to remediate the contamination. Groundwater testing in the area of Cintas' property has detected a very low level of volatile organic compound contamination. The United States Environmental Protection Agency (EPA) in March 1999 issued a Record of Decision to the effect that groundwater contamination in the vicinity of Cintas' plant does not warrant remediation at this time. Instead, the low levels of groundwater contamination near Cintas' facility will be monitored and allowed to attenuate naturally. The Record of Decision requires active groundwater remediation in other parts of the site, which are believed to be unrelated to Cintas. According to the Record of Decision, the EPA estimates that the 30 year net present value of costs to be incurred to remediate and monitor groundwater contamination at the site is $22 million. It is possible that the EPA will attempt to recover from the potentially responsible parties the costs it has incurred to date with respect to the site as well as the costs it expects to incur going forward. To date, no specific claim has been asserted against Cintas. Thus it is not possible at this time to estimate Cintas' loss exposure, if any, with respect to this matter.

        As part of the Agreement and Plan of Merger between Unitog and Cintas, Cintas performed environmental testing at nine previously untested Unitog laundry facilities. The testing resulted in the discovery of soil and groundwater contamination at certain of these sites. As a result of all of the environmental matters noted above, Cintas recorded a charge to operating expense of $5 million during the third quarter of fiscal 1999 to reflect its current estimate of the additional costs to be incurred relative to these sites. At May 31, 2003, Cintas has an undiscounted liability of $3.5 million for these environmental matters.

        As part of the acquisition of Omni, Cintas performed environmental testing at ten previously untested Omni laundry facilities. The testing resulted in the discovery of soil and groundwater contamination at certain of these sites. Cintas estimated that remedial action would cost approximately $9 million to clean up these sites, which Cintas accrued as a liability as of the date of the acquisition of Omni. At May 31, 2003, the accrual remains at approximately $9 million. Under its agreement to acquire Omni, Cintas agreed to pay for any remedial action, up to the first $5 million, and the parties agreed that remedial costs of $3 million would be treated as a purchase price adjustment and credited to Cintas.

        Cintas is party to additional litigation, including a class action suit filed in Federal Court in the Northern District of California alleging that Cintas violated certain federal and state wage and hour laws applicable to its service sales representatives, whom Cintas considers exempt employees, and asserting additional related ERISA claims. Cintas believes it has properly classified its service sales representatives as exempt employees and will vigorously defend these allegations. The estimated liability, if any, relating to these lawsuits has not been determined, but is not expected to have a material adverse effect on the financial statements.

ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None in the fourth quarter of fiscal 2003.

PART II
ITEM 5.
MARKET FOR REGISTRANT'S COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS

        "Market for Registrant's Common Stock and Security Holder Information" on page 67 of the Registrant's Annual Report to Shareholders for 2003 is incorporated herein by reference. Dividend information is incorporated by reference to the Consolidated Statements of Shareholders' Equity on page 34. Dividends on the outstanding Common Stock are paid annually and amounted to $.27 and $.25 per share in fiscal 2003 and 2002, respectively.

Equity Compensation Plan Information

Plan category	Number of shares to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans
*Equity compensation plans approved by shareholders	5,979,233	$32.12	6,486,850
Equity compensation plans not approved by shareholders	—	—	—

Total	5,979,233	$32.12	6,486,850

        *This amount includes a stock option plan assumed through the acquisition of Unitog Company in March 1999. Options outstanding under this plan at May 31, 2003, were 5,551, at an average of $24.36 per share. There are no options available for future issuance under the Unitog plan.

ITEM 6.
SELECTED FINANCIAL DATA

        The "Eleven Year Financial Summary" on page 31 of the Registrant's Annual Report to Shareholders for 2003 is incorporated herein by reference.

ITEM 7.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        "Management's Discussion and Analysis of Financial Condition and Results of Operations" commencing on page 57 of the Registrant's Annual Report to Shareholders for 2003 is incorporated herein by reference.

ITEM 7A.
QUANTITATIVE AND QUALITATIVE DISCLOSURE
ABOUT MARKET RISK

        "Quantitative and Qualitative Disclosure About Market Risk" on page 61 of the Registrant's Annual Report to Shareholders for 2003 is incorporated herein by reference.

ITEM 8.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following Financial Statements of the Registrant shown on pages 32 through 56 of its Annual Report to Shareholders for 2003 are incorporated herein by reference:

        Consolidated Statements of Income for the years ended May 31, 2003, 2002 and 2001

        Consolidated Balance Sheets as of May 31, 2003 and 2002

        Consolidated Statements of Shareholders' Equity for the years ended May 31, 2003, 2002 and 2001

        Consolidated Statements of Cash Flows for the years ended May 31, 2003, 2002 and 2001

        Notes to Consolidated Financial Statements

        Report of Independent Auditors

ITEM 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.
CONTROLS AND PROCEDURES

        An evaluation was completed under the supervision and with the participation of Cintas' management, including Cintas' Chief Executive Officer, Chief Financial Officer, President, General Counsel and Controllers, of the effectiveness of the design and operation of Cintas' disclosure controls and procedures as of May 31, 2003. Based on these evaluations, Cintas' management, including the Chief Executive Officer, Chief Financial Officer, President, General Counsel and Controllers, concluded that Cintas' disclosure controls and procedures were effective as of May 31, 2003. There have been no changes to Cintas' internal control over financial reporting that occurred during the fourth quarter of fiscal 2003 that has materially affected, or is reasonably likely to affect, Cintas' internal control over financial reporting.

PART III

        Items 10, 11, 12, and 13 of Part III are incorporated by reference to the Registrant's Proxy Statement for its 2003 Annual Shareholders' Meeting to be filed with the Commission pursuant to Regulation 14A.

        Item 14, Principal Accountant Fees and Services, is effective for filings for fiscal years ending after December 15, 2003, and therefore is not applicable to this filing.

PART IV
ITEM 15.
EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON FORM 8-K

        (a)(1)    Financial Statements. All financial statements required to be filed by Item 8 of this Form and included in this report are listed in Item 8. No additional financial statements are filed because the requirements for paragraph (d) under Item 14 are not applicable to Cintas.

        (a)(2)    Financial Statement Schedule:

        For each of the three years in the period ended May 31, 2003.

        Schedule II: Valuation and Qualifying Accounts and Reserves.

        All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto.

  (a)
  (3) Exhibits.

Exhibit Number	Description of Exhibit	Filing Status
3.1	Restated Articles of Incorporation	(1)
3.2	By-laws	(1)
3.3	Amendments to the Articles of Incorporation of Cintas Corporation	(2)
4.1	Indenture dated as of May 28, 2003 among Cintas Corporation No. 2, as issuer, Cintas Corporation, as parent guarantor, the subsidiary guarantors thereto and Wachovia Bank, National Association, as trustee	(18)
4.2	Form of 5 1/8% Senior Note due 2007	(18)
4.3	Form of 6% Senior Note due 2012	(18)
10.1*	Incentive Stock Option Plan	(3)
10.2*	Partners' Plan, as Amended	(4)
10.3*	1990 Directors' Stock Option Plan	(5)
10.4*	1994 Directors' Stock Option Plan	(6)
10.5	Agreement and Plan of Merger and Reorganization dated January 12, 1998 by and among Uniforms To You and Company, Cintas Merger Sub, Inc.—Illinois, other acquired companies, certain shareholders and Cintas Corporation	(7)
10.6	Agreement and Plan of Merger dated January 9,1999 by and among Unitog Company, Cintas Image Acquisition Company and Cintas Corporation	(8)
10.7	Amendment No. 1 to Agreement and Plan of Merger dated March 23, 1999 by and among Unitog Company, Cintas Image Acquisition Company and Cintas Corporation	(9)
10.8*	Unitog Company 1992 Stock Option Plan	(10)
10.9*	Amendment No. 1 to Unitog Company 1992 Stock Option Plan	(11)
10.10*	Unitog Company 1997 Stock Option Plan	(12)
10.11*	1999 Cintas Corporation Stock Option Plan	(13)
10.12*	Director's Deferred Compensation Plan	(14)
10.14	Stock purchase agreement between Cintas Corporation and Filuxel SA dated as of March 15, 2002	(15)
10.15	Bridge loan agreement dated May 8, 2002 among Cintas Corporation No. 2, as borrower, Cintas Corporation as a guarantor, the lenders, Bank One, NA, as agent, and Merrill Lynch Bank USA, as syndication agent	(16)
10.16	Purchase Agreement dated as of May 28, 2002 among Cintas Corporation No. 2, as issuer, Cintas Corporation, as parent guarantor, the subsidiary guarantors named therein and the initial purchasers named therein	(18)
10.17	Agreement dated January 8, 2003 with Robert R. Buck	(17)
13	2003 Annual Report to Shareholders (a)	filed herewith
21	Subsidiaries of the Registrant	filed herewith

23	Consent of Independent Auditors	filed herewith
31.1	Certification of Chief Executive Officer	filed herewith
31.2	Certification of Chief Financial Officer	filed herewith
32.1	Certification of Principal Executive Officer (Rule 13a-14(b))	filed herewith
32.2	Certification of Principal Financial Officer (Rule 13a-14(b))	filed herewith
* Management Compensatory Contracts

(a)
Only portions of the 2003 Annual Report to Shareholders specifically incorporated by reference are filed herewith. A supplemental paper copy of this report will be provided to the SEC for informational purposes.

        Incorporated by reference to:

  (1)
  Cintas' Annual Report on Form 10-K for the year ended May 31, 1989.

  (2)
  Cintas' 1994 Proxy Statement.

  (3)
  Cintas' Registration Statement No. 33-23228 on Form S-8 filed under the Securities Act of 1933.

  (4)
  Cintas' Registration Statement No. 33-56623 on Form S-8 filed under the Securities Act of 1933.

  (5)
  Cintas' Registration Statement No. 33-71124 on Form S-8 filed under the Securities Act of 1933.

  (6)
  Cintas' Proxy Statement for its 1994 Annual Shareholders Meeting.

  (7)
  Cintas' Form 8-K dated April 8, 1998.

  (8)
  the Unitog Company's Form 8-K dated January 9, 1999.

  (9)
  Cintas' Form 8-K dated March 24, 1999.

  (10)
  the Unitog Company's Form 10-K for the fiscal year ended January 26, 1992.

  (11)
  the Unitog Company's Form 10-K for the fiscal year ended January 30, 1994.

  (12)
  the Unitog Company's 1997 Proxy Statement.

  (13)
  Cintas' Form 10-Q for the quarter ended November 30, 2000.

  (14)
  Cintas' Form 10-Q for the quarter ended November 30, 2001.

  (15)
  Cintas' Form 10-Q for the quarter ended February 28, 2002.

  (16)
  Cintas' Form 8-K dated May 13, 2002.

  (17)
  Cintas' Form 10-Q for the quarter ended February 28, 2003.

  (18)
  Cintas' Form 10-K dated May 31, 2002.

(b)
A Form 8-K was filed on May 13, 2002 to report the acquisition of the stock of Omni Services, Inc.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINTAS CORPORATION
DATE SIGNED: August 29, 2003	By:	/s/ SCOTT D. FARMER Scott D. Farmer Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ RICHARD T. FARMER Richard T. Farmer	Chairman of the Board of Directors	August 29, 2003
/s/ ROBERT J. KOHLHEPP Robert J. Kohlhepp	Vice Chairman of the Board and Director	August 29, 2003
/s/ SCOTT D. FARMER Scott D. Farmer	Chief Executive Officer, President and Director	August 29, 2003
/s/ JAMES J. GARDNER James J. Gardner	Director	August 29, 2003
/s/ ROGER L. HOWE Roger L. Howe	Director	August 29, 2003
/s/ WILLIAM C. GALE William C. Gale	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 29, 2003

CINTAS CORPORATION

Schedule II—Valuation and Qualifying Accounts and Reserves
(In Thousands)

		Additions
Description	Balance At Beginning of Year	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts	(3) Deductions	Balance at End of Year
Allowance for Doubtful Accounts
May 31, 2001	$7,364	$5,300	$1,154	$5,053	$8,765

May 31, 2002	$8,765	$3,365	$3,516	$6,417	$9,229

May 31, 2003	$9,229	$2,237	$1,677	$5,406	$7,737

Reserve for Obsolete Inventory
May 31, 2001	$22,304	$2,892	$(97)	$5,025	$20,074

May 31, 2002	$20,074	$5,057	$1,302	$7,575	$18,858

May 31, 2003	$18,858	$4,745	$5,455	$3,622	$25,436

(1)
Represents amounts charged to expense to increase reserve for estimated future bad debts or to increase reserve for obsolete inventory. Amounts related to inventory are computed by performing a thorough analysis of future marketability by specific inventory item.

(2)
Represents a change in the appropriate balance sheet reserve due to acquisitions during the respective period.

(3)
Represents reductions in the balance sheet reserve due to the actual write-off of non-collectible accounts receivable or the physical disposal of obsolete inventory items. These amounts do not impact Cintas' income statement.

QuickLinks

CINTAS CORPORATION INDEX TO ANNUAL REPORT ON FORM 10-K
PART I ITEM 1. BUSINESS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A. CONTROLS AND PROCEDURES
PART III
PART IV ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON FORM 8-K
SIGNATURES
Schedule II—Valuation and Qualifying Accounts and Reserves (In Thousands)