Form 10-Q
period 2003-08-31
CINTAS CORP
filed 2003-10-15
CIK 723254

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended August 31, 2003

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to __________

Commission file number 0-11399

CINTAS CORPORATION
(Exact name of registrant as specified in its charter)

WASHINGTON	31-1188630
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Exchange Act).     Yes  [X]       No  [   ]

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding September 30, 2003
Common Stock, no par value	170,774,995

CINTAS CORPORATION

INDEX

Part I. Financial Information

        Item 1. Financial Statements.

                      Consolidated Condensed Statements of Income -
                         Three Months Ended August 31, 2003 and 2002

                      Consolidated Condensed Balance Sheets -
                         August 31, 2003 and May 31, 2003

                      Consolidated Condensed Statements of Cash Flows -
                         Three Months Ended August 31, 2003 and 2002

                      Notes to Consolidated Condensed Financial Statements

        Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.

        Item 3. Quantitative and Qualitative Disclosures About
                      Market Risk.

        Item 4. Controls and Procedures.

Part II. Other Information

Signatures

Certifications	Page No. 3 4 5 6 18 20 20 21 21 23

CINTAS CORPORATION
ITEM 1. FINANCIAL STATEMENTS.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
(In thousands except per share data)

	Three Months Ended August 31,
	2003	2002
Revenue:
Rentals	$538,404	$523,656
Other services	139,252	142,070

	677,656	665,726
Costs and expenses (income):
Cost of rentals	298,145	286,951
Cost of other services	92,063	96,762
Selling and administrative expenses	176,130	176,832
Interest income	(413)	(739)
Interest expense	6,880	8,024
Write off of loan receivable	4,343	0

	577,148	567,830

Income before income taxes	100,508	97,896
Income taxes	37,181	36,249

Net income	$63,327	$61,647

Basic earnings per share	$.37	$.36

Diluted earnings per share	$.37	$.36

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands except share data)

	August 31, 2003 ----------------- (Unaudited)	May 31, 2003 -----------------
ASSETS
Current assets:
Cash and cash equivalents	$54,914	$32,239
Marketable securities	37,371	25,420
Accounts receivable, net	271,766	278,147
Inventories	224,845	228,410
Uniforms and other rental items in service	299,726	305,721
Prepaid expenses	8,759	7,607

Total current assets	897,381	877,544

Property and equipment, at cost, net	779,552	777,432

Goodwill	726,334	721,855
Service contracts	140,606	144,899
Other assets	52,253	61,216

	$2,596,126	$2,582,946

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$48,839	$53,909
Accrued compensation and related liabilities	21,451	25,252
Accrued liabilities	64,453	127,882
Income taxes:
Current	31,415	16,527
Deferred	66,484	53,018
Long-term debt due within one year	26,653	28,251

Total current liabilities	259,295	304,839

Long-term debt due after one year	527,714	534,763

Deferred income taxes	99,139	97,012

Shareholders' equity:
Preferred stock, no par value,
100,000 shares authorized, none outstanding	--	--
Common stock, no par value,
425,000,000 shares authorized,
170,731,456 shares issued and outstanding
(170,599,993 at May 31, 2003)	77,530	76,124
Retained earnings	1,631,398	1,568,071
Other accumulated comprehensive income (loss):
Foreign currency translation	2,979	4,427
Unrealized loss on derivatives	(1,929)	(2,290)

Total shareholders' equity	1,709,978	1,646,332

	$2,596,126	$2,582,946

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended August 31,
	2003	2002
Cash flows from operating activities:
Net income	$63,327	$61,647
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	29,017	30,428
Amortization of deferred charges	6,418	7,638
Deferred income taxes	15,593	16,570
Change in current assets and liabilities, net of
acquisitions of businesses:
Accounts receivable	6,844	1,739
Inventories	4,055	(15,641)
Uniforms and other rental items in service	5,995	(11,121)
Prepaid expenses	(1,152)	(773)
Accounts payable	(5,075)	10,388
Accrued compensation and related liabilities	(3,801)	(3,776)
Accrued liabilities	(64,051)	(41,562)
Income taxes payable	14,888	14,442

Net cash provided by operating activities	72,058	69,979

Cash flows from investing activities:
Capital expenditures	(31,007)	(21,647)
Proceeds from sale or redemption of marketable securities	2,137	8,686
Purchase of marketable securities	(14,088)	19
Acquisitions of businesses, net of cash acquired	(6,480)	(15,931)
Other	1,533	204

Net cash used in investing activities	(47,905)	(28,669)

Cash flows from financing activities:
Repayment of long-term debt	(1,797)	(48,798)
Issuance of common stock	1,406	2,071
Other	(1,087)	(1,804)

Net cash used in financing activities	(1,478)	(48,531)

Net increase / (decrease) in cash and cash equivalents	22,675	(7,221)
Cash and cash equivalents at beginning of period	32,239	40,628

Cash and cash equivalents at end of period	$54,914	$33,407

See accompanying notes.

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands except per share data)

1.      Basis of Presentation

The consolidated condensed financial statements of Cintas Corporation included herein have been prepared by Cintas, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. While we believe that the disclosures are adequately presented, it is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes included in our most recent annual report for the fiscal year ended May 31, 2003. A summary of our significant accounting policies is presented on page 36 of our most recent annual report. There have been no material changes in the accounting policies followed by Cintas during the fiscal year.

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

2.       New Accounting Standard

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. Cintas adopted this Interpretation on July 1, 2003. The adoption of this Interpretation did not have a material effect on the financial statements.

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

3.      Earnings per Share

The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective years:

	August 31, 2003	August 31, 2002
Numerator:
Net income	$ 63,327	$ 61,647

Denominator:
Denominator for basic earnings per share-
weighted average shares	170,652	170,036

Effect of dilutive securities-employee
stock options	1,270	2,163

Denominator for diluted earnings per
share-adjusted weighted average
shares and assumed conversions	171,922	172,199

Basic earnings per share	$ .37	$ .36

Diluted earnings per share	$ .37	$ .36

4.      Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the quarter ended August 31, 2003, by operating segment, are as follows:

"Acquired Intangible Assets"

	Rentals	Other Services	Total

Balance as of June 1, 2003	$ 671,955	$49,900	$ 721,855
Goodwill acquired during the period	--	4,629	4,629
Foreign currency translation	(150)	--	(150)

Balance as of August 31, 2003	$ 671,805	$54,529	$ 726,334

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

Information regarding Cintas’ service contracts and other assets follows:

	As of August 31, 2003
	Carrying Amount	Accumulated Amortization	Net
Service contracts	$232,231	$91,625	$140,606

Noncompete and	$ 53,822	$38,506	$ 15,316
consulting agreements
Other	38,858	1,921	36,937

Total	$ 92,680	$40,427	$ 52,253

	As of May 31, 2003
	Carrying Amount	Accumulated Amortization	Net
Service contracts	$232,826	$87,927	$144,899

Noncompete and	$ 55,456	$38,990	$ 16,466
consulting agreements
Other	46,401	1,651	44,750

Total	$101,857	$40,641	$ 61,216

Amortization expense was $6,418 and $7,638 for the three months ended August 31, 2003 and 2002, respectively. Estimated amortization expense, excluding any future acquisitions, for each of the next five years is $24,949, $22,868, $21,106, $19,057 and $16,937, respectively.

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

Approximately 83%, or $40 million, of outstanding floating rate debt was designated as the hedged items covered by interest-rate swap agreements at August 31, 2003. The change in fair value of these cash flow hedges during the first quarter of fiscal year 2004 resulted in a credit of $361 to other comprehensive income. The reverse interest rate swap agreement is a fair value hedge that converts $125 million of fixed rate debt to a floating rate. This agreement expires in 2007, and allows Cintas to receive an effective interest rate of 5.13% and pay an interest rate based on LIBOR. Because this fair value hedge is 100% effective, the $7.0 million unfavorable change in the fair value of this hedge was directly offset by a decrease in the fair value of the debt.

6.      Stock-Based Compensation

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

	August 31, 2003	August 31, 2002
Net income, as reported
	$63,327	$61,647
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	1,635	1,420

Pro forma net income
	$61,692	$60,227

Earnings per share:

Basic--as reported	$ .37	$ .36

Basic--pro forma	$ .36	$ .35

Diluted--as reported	$ .37	$ .36

Diluted--pro forma	$ .36	$ .35

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

7.      Comprehensive Income

Total comprehensive income represents the net change in shareholders’ equity during a period from sources other than transactions with shareholders and, as such, includes net earnings. For Cintas, the only other components of total comprehensive income are the change in cumulative foreign currency translation adjustments and the change in the fair value of forecasted cash flows associated with a derivative accounted for as a cash flow hedge. The components of comprehensive income for the three month periods ended August 31, 2003 and 2002 are as follows:

	August 31, 2003	August 31, 2002

Net income	$63,327	$61,647

Other comprehensive income:
Foreign currency translation adjustment	(1,448)	(1,540)
Net unrealized income (loss) on cash flow
hedges	361	(264)

Comprehensive income	$62,240	$59,843

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

The $4,343 write-off of the loan receivable in the first quarter of fiscal 2004 has been included in the Corporate segment.

	Rentals	Other Services	Corporate	Total

As of and for the three months
ended August 31, 2003
Revenue	$ 538,404	$139,252	$ --	$ 677,656

Income before income taxes	$ 100,817	$ 10,501	$(10,810)	$ 100,508

Total assets	$2,193,221	$310,620	$ 92,285	$2,596,126

As of and for the three months
ended August 31, 2002
Revenue	$ 523,656	$142,070	$ --	$ 665,726

Income before income taxes	$ 94,225	$ 10,956	$ (7,285)	$ 97,896

Total assets	$2,180,157	$286,635	$ 69,160	$2,535,952

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

9.      Supplemental Guarantor Information

On May 13, 2002, Cintas completed the acquisition of Omni for $656,071. The purchase price for Omni was funded with $450,000 in long-term notes, $100,000 of borrowings under a commercial paper program and $106,071 in cash. The $450,000 in long-term notes consists of $225,000 with five-year maturities at an interest rate of 5.125% and $225,000 with ten-year maturities at an interest rate of 6%. An additional working capital payment of $3,055 was made during the second quarter of fiscal year 2003, bringing the total purchase price to $659,126.

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

Condensed consolidating financial statements for Cintas, Corp. 2, the subsidiary guarantors and non-guarantors are presented below:

CONDENSED CONSOLIDATED INCOME STATEMENT
THREE MONTHS ENDED AUGUST 31, 2003

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non-Guarantors	Eliminations	Cintas Corporation Consolidated
Revenue:
Rentals	$--	$402,396	$109,016	$27,045	$(53)	$538,404
Other services	--	255,927	54,186	7,687	(178,548)	139,252
Equity in net income of affiliates	63,327	--	--	--	(63,327)	--

	63,327	658,323	163,202	34,732	(241,928)	677,656
Costs and expenses (income):
Cost of rentals	--	257,593	61,848	16,706	(38,002)	298,145
Cost of other services	--	189,234	39,350	4,803	(141,324)	92,063
Selling and administrative expenses	--	176,727	(8,711)	8,145	(31)	176,130
Interest income	--	(342)	(21)	(50)	--	(413)
Interest expense	--	6,806	(945)	1,019	--	6,880
Write off of loan receivable	--	--	4,343	--	--	4,343

	--	630,018	95,864	30,623	(179,357)	577,148

Income before income taxes	63,327	28,305	67,338	4,109	(62,571)	100,508
Income taxes	--	5,386	29,838	1,957	--	37,181

Net income	$63,327	$22,919	$37,500	$2,152	$(62,571)	$63,327

CONDENSED CONSOLIDATED INCOME STATEMENT
THREE MONTHS ENDED AUGUST 31, 2002

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non-Guarantors	Eliminations	Cintas Corporation Consolidated
Revenue:
Rentals	$--	$396,228	$104,482	$22,981	$(35)	$523,656
Other services	--	276,005	49,146	8,356	(191,437)	142,070
Equity in net income of affiliates	61,647	--	--	--	(61,647)	--

	61,647	672,233	153,628	31,337	(253,119)	665,726
Costs and expenses (income):
Cost of rentals	--	252,039	54,303	14,892	(34,283)	286,951
Cost of other services	--	209,810	36,441	4,365	(153,854)	96,762
Selling and administrative expenses	--	178,202	(9,660)	8,239	51	176,832
Interest income	--	(671)	(48)	(20)	--	(739)
Interest expense	--	88	7,152	784	--	8,024

	--	639,468	88,188	28,260	(188,086)	567,830

Income before income taxes	61,647	32,765	65,440	3,077	(65,033)	97,896
Income taxes	--	5,525	29,415	1,309	--	36,249

Net income	$61,647	$27,240	$36,025	$1,768	$(65,033)	$61,647

CONDENSED CONSOLIDATED BALANCE SHEET
AS OF AUGUST 31, 2003

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non-Guarantors	Eliminations	Cintas Corporation Consolidated
Assets
Current assets:
Cash and cash equivalents	$--	$35,968	$5,415	$13,531	$--	$54,914
Marketable securities	--	33,719	--	3,652	--	37,371
Accounts receivable, net	--	199,687	76,158	7,552	(11,631)	271,766
Inventories	--	211,464	16,775	6,927	(10,321)	224,845
Uniforms and other rental items in service	--	248,350	70,558	15,783	(34,965)	299,726
Prepaid expenses	--	6,346	1,942	471	--	8,759

Total current assets	--	735,534	170,848	47,916	(56,917)	897,381

Property and equipment, at cost, net	--	601,432	137,348	40,772	--	779,552
Goodwill	--	113,334	599,063	13,937	--	726,334
Service contracts	--	27,709	103,001	9,896	--	140,606
Other assets	1,243,681	32,026	779,928	138,559	(2,141,941)	52,253

	$1,243,681	$1,510,035	$1,790,188	$251,080	$(2,198,858)	$2,596,126

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$(465,247)	$17,108	$453,847	$5,118	$38,013	48,839
Accrued compensation and related liabilities	--	16,040	4,282	1,129	--	21,451
Accrued liabilities	--	173,871	(113,474)	4,101	(45)	64,453
Income taxes:
Current	--	(28,522)	60,559	(593)	(29)	31,415
Deferred	--	--	64,703	1,781	--	66,484
Long-term debt due within one year	--	26,144	615	52	(158)	26,653

Total current liabilities	(465,247)	204,641	470,532	11,588	37,781	259,295

Long-term debt due after one year	--	535,543	(48,587)	71,716	(30,958)	527,714
Deferred income taxes	--	9,631	84,766	4,742	--	99,139
Total shareholders' equity	1,708,928	760,220	1,283,477	163,034	(2,205,681)	1,709,978

	$1,243,681	$1,510,035	$1,790,188	$251,080	$(2,198,858)	$2,596,126

CONDENSED CONSOLIDATED BALANCE SHEET
AS OF MAY 31, 2003

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non-Guarantors	Eliminations	Cintas Corporation Consolidated
Assets
Current assets:
Cash and cash equivalents	$--	$16,592	$5,166	$9,329	$1,152	$32,239
Marketable securities	--	23,934	--	1,486	--	25,420
Accounts receivable, net	--	203,438	80,537	8,107	(13,935)	278,147
Inventories	--	218,304	15,845	6,813	(12,552)	228,410
Uniforms and other rental items in service	--	251,118	71,413	16,680	(33,490)	305,721
Prepaid expenses	--	4,865	1,812	930	--	7,607

Total current assets	--	718,251	174,773	43,345	(58,825)	877,544

Property and equipment, at cost, net	--	598,558	136,896	41,978	--	777,432
Goodwill	--	113,334	594,419	14,102	--	721,855
Service contracts	--	29,175	105,178	10,546	--	144,899
Other assets	1,178,948	40,124	780,073	141,282	(2,079,211)	61,216

	$1,178,948	$1,499,442	$1,791,339	$251,253	$(2,138,036)	$2,582,946

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$(465,247)	$11,084	$467,211	$2,848	38,013	$53,909
Accrued compensation and related liabilities	--	19,451	4,368	1,433	--	25,252
Accrued liabilities	--	178,538	(54,321)	4,657	(992)	127,882
Income taxes:
Current	--	(33,053)	50,841	(1,232)	(29)	16,527
Deferred	--	386	50,828	1,804	--	53,018
Long-term debt due within one year	--	27,798	604	53	(204)	28,251

Total current liabilities	(465,247)	204,204	519,531	9,563	36,788	304,839

Long-term debt due after one year	--	542,572	(49,078)	72,630	(31,361)	534,763
Deferred income taxes	--	9,245	82,795	4,972	--	97,012
Total shareholders' equity	1,644,195	743,421	1,238,091	164,088	(2,143,463)	1,646,332

	$1,178,948	$1,499,442	$1,791,339	$251,253	$(2,138,036)	$2,582,946

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
THREE MONTHS ENDED AUGUST 31, 2003

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non-Guarantors	Eliminations	Cintas Corporation Consolidated
Cash flows from operating activities:
Net income	$63,327	$22,919	$37,500	$2,152	$(62,571)	$63,327
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation	--	18,666	9,008	1,343	--	29,017
Amortization of deferred charges	--	2,374	3,500	544	--	6,418
Deferred income taxes	--	--	15,846	(253)	--	15,593
Changes in current assets and liabilities,
net of acquisitions of businesses:
Accounts receivable	--	3,751	4,842	555	(2,304)	6,844
Inventories	--	6,840	(440)	(114)	(2,231)	4,055
Uniforms and other rental items in service	--	2,768	855	897	1,475	5,995
Prepaid expenses	--	(1,481)	(130)	459	--	(1,152)
Accounts payable	--	6,024	(13,369)	2,270	--	(5,075)
Accrued compensation and related liabilities	--	(3,411)	(86)	(304)	--	(3,801)
Accrued liabilities	--	(4,667)	(59,775)	(556)	947	(64,051)
Income taxes payable	--	4,531	9,718	639	--	14,888

Net cash provided by (used in) operating activities	63,327	58,314	7,469	7,632	(64,684)	72,058

Cash flows from investing activities:
Capital expenditures	--	(21,538)	(9,299)	(170)	--	(31,007)
Proceeds from sale or redemption of marketable securities	--	2,137	--	--	--	2,137
Purchase of marketable securities	--	(11,922)	--	(2,166)	--	(14,088)
Acquisitions of businesses, net of cash acquired	--	--	(6,480)	--	--	(6,480)
Other	(64,733)	(6,143)	8,057	1,269	63,083	1,533

Net cash (used in) provided by investing activities	(64,733)	(37,466)	(7,722)	(1,067)	63,083	(47,905)

Cash flows from financing activities:
Repayment of long-term debt	--	(1,833)	502	(915)	449	(1,797)
Issuance of common stock	1,406	--	--	--	--	1,406
Other	--	361	--	(1,448)	--	(1,087)

Net cash provided by (used in) financing activities	1,406	(1,472)	502	(2,363)	449	(1,478)

Net increase (decrease) in cash and cash equivalents	--	19,376	249	4,202	(1,152)	22,675
Cash and cash equivalents at beginning of period	--	16,592	5,166	9,329	1,152	32,239

Cash and cash equivalents at end of period	$--	$35,968	$5,415	$13,531	$--	$54,914

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
THREE MONTHS ENDED AUGUST 31, 2002

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non-Guarantors	Eliminations	Cintas Corporation Consolidated
Cash flows from operating activities:
Net income	$61,647	$27,240	$36,025	$1,768	$(65,033)	$61,647
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation	--	19,228	9,942	1,258	--	30,428
Amortization of deferred charges	--	2,625	4,498	515	--	7,638
Deferred income taxes	--	954	15,598	18	--	16,570
Changes in current assets and liabilities,
net of acquisitions of businesses:
Accounts receivable	--	25,977	(8,217)	(14,807)	(1,214)	1,739
Inventories	--	(12,137)	(1,639)	(943)	(922)	(15,641)
Uniforms and other rental items in service	--	(16,194)	864	(99)	4,308	(11,121)
Prepaid expenses	--	989	(1,682)	(80)	--	(773)
Accounts payable	--	(7,702)	16,967	1,127	(4)	10,388
Accrued compensation and related liabilities	--	(7,922)	4,206	(60)	--	(3,776)
Accrued liabilities	--	1,603	(43,445)	(682)	962	(41,562)
Income taxes payable	--	3,816	10,105	521	--	14,442

Net cash provided by (used in) operating activities	61,647	38,477	43,222	(11,464)	(61,903)	69,979

Cash flows from investing activities:
Capital expenditures	--	13,899	(33,245)	(2,301)	--	(21,647)
Proceeds from sale or redemption of marketable securities	--	8,027	--	659	--	8,686
Purchase of marketable securities	--	--	--	19	--	19
Acquisitions of businesses, net of cash acquired	--	(8,283)	(2,020)	(5,628)	--	(15,931)
Other	(62,178)	(13,893)	14,661	2,280	59,334	204

Net cash (used in) provided by investing activities	(62,178)	(250)	(20,604)	(4,971)	59,334	(28,669)

Cash flows from financing activities:
Repayment of long-term debt	--	(46,866)	(20,667)	16,166	2,569	(48,798)
Issuance of common stock	2,071	--	--	--	--	2,071
Other	(1,540)	(264)	--	--	--	(1,804)

Net cash provided by (used in) financing activities	531	(47,130)	(20,667)	16,166	2,569	(48,531)

Net (decrease) increase in cash and cash equivalents	--	(8,903)	1,951	(269)	--	(7,221)
Cash and cash equivalents at beginning of period	--	22,440	5,011	13,177	--	40,628

Cash and cash equivalents at end of period	$--	$13,537	$6,962	$12,908	$--	$33,407

CINTAS CORPORATION
ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Total revenue increased 2% for the three months ended August 31, 2003, over the same period in fiscal 2003. The difficult economic environment and the continued weakness in employment numbers have caused our internal growth rate to be lower than our stated objective. However, we have continued to grow organically in this environment mainly through the continued sale of new rental programs.

Rentals operating segment revenues consist predominantly of revenues derived from the rental of corporate identity uniforms, mats, shop towels and other items. Net Rentals revenue increased 3% for the three months ended August 31, 2003, over the same period in the prior fiscal year, primarily due to the sale of new rental programs. Rentals revenue growth was negatively impacted by increased lost business and reductions in existing business attributable to the current sluggish economy.

Other Services operating segment revenues are derived from the design, manufacture and direct sale of uniforms to our customers, as well as ancillary services including hygiene supplies, first aid products and services and cleanroom supplies. Revenue from the sale of uniforms and other direct sale items decreased 2% for the three months ended August 31, 2003, over the same period in the prior year, due to continued pressure on the hotel, gaming, airline and electronics industries.

Cost of rentals consists primarily of production expenses, delivery expenses and amortization of in service uniforms and other rental items. Cost of rentals increased 4% for the three months ended August 31, 2003, as compared to the three months ended August 31, 2002, as a result of increased Rentals revenues and increased energy and labor-related costs.

Cost of other services consists primarily of cost of goods sold (predominantly uniforms and first aid products), delivery expenses and distribution expenses. Cost of other services decreased 5% for the three months ended August 31, 2003, as compared to the three months ended August 31, 2002. This reduction is due to a combination of lower Other Services revenue, improved efficiencies in distribution and lower sourcing costs.

Selling and administrative expenses were essentially flat for the three months ended August 31, 2003, as compared to the three months ended August 31, 2002. Increased efficiencies and cost containment initiatives enabled selling and administrative expenses to remain constant despite an increase in total revenues and the continued rise in medical benefits costs.

Net interest expense (interest expense less interest income) was $6 million for the three months ended August 31, 2003, compared to $7 million for the same period in the prior fiscal year. This decrease was primarily a result of lower outstanding debt levels as compared to the prior year. Cintas’ effective tax rate was 37.0% for both the three months ended August 31, 2003 and August 31, 2002.

Included in net income is a pre-tax charge of $4.3 million from a write-off of a receivable from a garment manufacturer. Based on recent developments concerning the supplier’s viability to remain as a going concern, the collectibility of the receivable became doubtful. As such, the receivable has been completely written off.

Net income after the charge increased 3% for the three months ended August 31, 2003, over the same period in fiscal 2003, primarily due to increased efficiencies from revenue growth and cost containment initiatives. Diluted earnings per share increased 3% for the three months ended August 31, 2003, over the same period in the prior fiscal year.

Financial Condition

At August 31, 2003, there was $92 million in cash, cash equivalents and marketable securities, an increase of $35 million from May 31, 2003, primarily due to additional cash generation from cost containment initiatives and the absence of any significant acquisitions. The cash, cash equivalents and marketable securities will be used to finance future growth, capital expenditures, repayment of debt and dividends. We believe that our current cash position, funds generated from operations and the strength of our banking relationships are sufficient to meet our anticipated operational and capital requirements.

Net property and equipment increased by $2 million from May 31, 2003 to August 31, 2003 due to continued investment in rental facilities and equipment. At the end of the first quarter of fiscal 2004, Cintas had eleven uniform rental facilities in various stages of construction.

Following is information regarding Cintas’ long-term contractual obligations and other commitments outstanding as of August 31, 2003:

(In thousands)	Payments Due by Period
Long-term contractual obligations	Total	One year or less	Two to three years	Four to five years	After five years
Long-term debt (1)	$550,525	$26,176	$56,986	$238,750	$228,613
Capital lease obligations (2)	3,842	477	1,127	1,226	1,012
Operating leases (3)	54,672	14,310	20,695	12,516	7,151
Unconditional purchase obligations	--	--	--	--	--

Total contractual cash obligations	$609,039	$40,963	$78,808	$252,492	$236,776

(1)	Long-term debt primarily consists of commercial paper and $450,000 in long-term notes.
(2)	Capital lease obligations are classified as long-term debt on the balance sheet.
(3)	Operating leases consist primarily of building leases and synthetic leases on the two corporate jets.

(In thousands)	Amount of Commitment Expiration Per Period
Other commercial commitments	Total	One year or less	Two to three years	Four to five years	After five years
Lines of credit (1)	$300,000	$150,000	$150,000	$---	$---
Standby letters of credit (2)	47,362	47,362	--	--	--
Guarantees	--	--	--	--	--
Standby repurchase obligations	--	--	--	--	--
Other commercial commitments	--	--	--	--	--

Total commercial commitments	$347,362	$197,362	$150,000	$---	$---

(1)	Back-up facility for the commercial paper program.
(2)	Support certain outstanding debt and self-insured workers’ compensation and general liability insurance programs.

Litigation and Other Contingencies

Cintas is party to litigation in the normal course of business, none of which is expected to have a material impact on operating results. In addition, a class action suit was filed in Federal Court in the Northern District of California alleging that Cintas violated certain federal and state wage and hour laws applicable to its service sales representatives, whom Cintas considers exempt employees, and asserting additional related ERISA claims. Cintas believes it has properly classified its service sales representatives as exempt employees and will vigorously defend these allegations. The estimated liability, if any, relating to these lawsuits has not been determined, but is not expected to have a material adverse effect on the financial statements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In our normal operations, Cintas has market risk exposure to interest rates. There has been no significant change in our exposure to these risks, which has been previously disclosed on page 61 of our most recent annual report.

ITEM 4.

CONTROLS AND PROCEDURES.

An evaluation was completed under the supervision and with the participation of Cintas’ management, including Cintas’ President and Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, of the effectiveness of the design and operation of Cintas’ disclosure controls and procedures as of August 31, 2003. Based on these evaluations, Cintas’ management, including the President and Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, concluded that Cintas’ disclosure controls and procedures were effective as of August 31, 2003. There has been no change to Cintas’ internal control over financial reporting that occurred during the first quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, Cintas’ internal control over financial reporting.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements. Forward-looking statements may be identified by words such as estimates, anticipates, projects, plans, expects, intends, believes, should and similar expressions and by the context in which they are used. Such statements are based upon current expectations of Cintas and speak only as of the date made. These statements are subject to various risks, uncertainties and other factors that could cause actual results to differ from those set forth in this report. Factors that might cause such a difference include the possibility of greater than anticipated operating costs, lower sales volumes, the performance and costs of integration of acquisitions, fluctuations in costs of materials and labor, costs and possible effects of union organizing activities, outcome of pending environmental matters, the initiation or outcome of litigation, higher assumed sourcing or distribution costs of products and the reactions of competitors in terms of price and service. Cintas undertakes no obligation to update any forward-looking statements to reflect the events or circumstances arising after the date on which they are made.

CINTAS CORPORATION

Part II.    Other Information

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

(b)	Reports on Form 8-K

On July 17, 2003, Cintas filed a report on Form 8-K reporting under Item 7 and; for Item 12, under Item 9.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 15, 2003	CINTAS COROPORATION (Registrant) BY: /s/William C. Gale —————————————— William C. Gale Senior Vice President and Chief Financial Officer (Chief Accounting Officer)