Form 10-Q
period 2003-11-30
CINTAS CORP
filed 2004-01-14
CIK 723254

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended November 30, 2003

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to __________

Commission file number 0-11399

CINTAS CORPORATION
(Exact name of registrant as specified in its charter)

WASHINGTON	31-1188630
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Exchange Act).     Yes  [X]       No  [   ]

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding December 31, 2003
Common Stock, no par value	171,052,166

CINTAS CORPORATION

INDEX

Part I. Financial Information

        Item 1. Financial Statements.

                      Consolidated Condensed Statements of Income -
                         Three Months and Six Months Ended November 30, 2003 and 2002

                      Consolidated Condensed Balance Sheets -
                         November 30, 2003 and May 31, 2003

                      Consolidated Condensed Statements of Cash Flows -
                         Six Months Ended November 30, 2003 and 2002

                      Notes to Consolidated Condensed Financial Statements

        Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.

        Item 3. Quantitative and Qualitative Disclosures About
                      Market Risk.

        Item 4. Controls and Procedures.

Part II. Other Information

Signatures

Certifications	Page No. 3 4 5 6 20 23 23 25 27 28

CINTAS CORPORATION
ITEM 1. FINANCIAL STATEMENTS.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
(In thousands except per share data)

	Three Months Ended November 30,		Six Months Ended November 30,
	2003	2002	2003	2002
Revenue:
Rentals	$548,456	$526,311	$1,086,860	$1,049,967
Other Services	152,853	154,647	292,105	296,717

	701,309	680,958	1,378,965	1,346,684
Costs and expenses (income):
Cost of rentals	305,335	295,140	603,480	582,091
Cost of other services	102,537	101,995	194,600	198,757
Selling and admin. expenses	176,954	175,846	353,084	352,678
Interest income	(560)	(612)	(973)	(1,351)
Interest expense	6,468	8,012	13,348	16,036
Write off of loan receivable	--	--	4,343	--

	590,734	580,381	1,167,882	1,148,211

Income before income taxes	110,575	100,577	211,083	198,473

Income taxes	40,918	37,237	78,099	73,486

Net income	$69,657	$63,340	$132,984	$124,987

Basic earnings per share	$.41	$.37	$.78	$.73

Diluted earnings per share	$.40	$.37	$.77	$.73

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(In thousands except share data)

	November 30, 2003	May 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$98,596	$32,239
Marketable securities	97,519	25,420
Accounts receivable, net	279,588	278,147
Inventories	212,910	228,410
Uniforms and other rental items in service	301,869	305,721
Prepaid expenses	6,975	7,607

Total current assets	997,457	877,544

Property and equipment, at cost, net	776,814	777,432
Goodwill	730,850	721,855
Service contracts	137,501	144,899
Other assets	52,321	61,216

	$2,694,943	$2,582,946

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$56,271	$53,909
Accrued compensation and related liabilities	23,965	25,252
Accrued liabilities	92,874	127,882
Income taxes:
Current	68,724	16,527
Deferred	56,925	53,018
Long-term debt due within one year	23,492	28,251

Total current liabilities	322,251	304,839

Long-term debt due after one year	482,850	534,763

Deferred income taxes	101,424	97,012

Shareholders' equity:
Preferred stock, no par value,
100,000 shares authorized, none outstanding	--	--
Common stock, no par value,
425,000,000 shares authorized,
170,890,747 shares issued and outstanding
(170,599,993 at May 31, 2003)	79,178	76,124
Retained earnings	1,701,055	1,568,071
Other accumulated comprehensive income (loss):
Foreign currency translation	9,951	4,427
Unrealized loss on derivatives	(1,766)	(2,290)

Total shareholders' equity	1,788,418	1,646,332

	$2,694,943	$2,582,946

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended November 30,
	2003	2002
Cash flows from operating activities:
Net income	$132,984	$124,987
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	58,460	58,692
Amortization of deferred charges	12,874	14,620
Deferred income taxes	8,319	7,016
Change in current assets and liabilities, net of
acquisitions of businesses:
Accounts receivable	(978)	(3,351)
Inventories	16,128	(26,045)
Uniforms and other rental items in service	3,852	(19,049)
Prepaid expenses	632	367
Accounts payable	2,357	4,891
Accrued compensation and related liabilities	(1,287)	(2,361)
Accrued liabilities	(36,008)	(23,996)
Income taxes payable	52,197	46,377

Net cash provided by operating activities	249,530	182,148

Cash flows from investing activities:

Capital expenditures	(57,021)	(51,382)
Proceeds from sale or redemption of marketable securities	12,838	10,422
Purchase of marketable securities	(84,937)	(4,279)
Acquisitions of businesses, net of cash acquired	(13,595)	(16,967)
Other	1,713	(9,642)

Net cash used in investing activities	(141,002)	(71,848)

Cash flows from financing activities:

Repayment of long-term debt	(51,273)	(101,872)
Issuance of common stock	3,054	3,226
Other	6,048	(1,373)

Net cash used in financing activities	(42,171)	(100,019)

Net increase in cash and cash equivalents	66,357	10,281

Cash and cash equivalents at beginning of period	32,239	40,628

Cash and cash equivalents at end of period	$98,596	$50,909

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

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

2.    Earnings per Share

The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective years:

	Three Months Ended November 30,		Six Months Ended November 30,
	2003	2002	2003	2002
Numerator:
Net income	$69,657	$63,340	$132,984	$124,987

Denominator:
Denominator for basic earnings per
share-weighted average shares	170,804	170,189	170,727	170,112

Effect of dilutive securities-employee
stock options	1,408	2,161	1,294	2,142

Denominator for diluted earnings per
share-adjusted weighted average
shares and assumed conversions	172,212	172,350	172,021	172,254

Basic earnings per share	$.41	$.37	$.78	$.73

Diluted earnings per share	$.40	$.37	$.77	$.73

3.    Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the six months ended November 30, 2003, by operating segment, are as follows:

“Acquired Intangible Assets”

	Rentals	Other Services	Total
Balance as of June 1, 2003	$671,955	$49,900	$721,855
Goodwill acquired during the period	559	8,551	9,110
Foreign currency translation	(115)	--	(115)

Balance as of November 30, 2003	$672,399	$58,451	$730,850

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

Information regarding Cintas’ service contracts and other assets follows:

	As of November 30, 2003
	Carrying Amount	Accumulated Amortization	Net
Service contracts	$234,955	$97,454	$137,501

Noncompete and
consulting agreements	$54,760	$39,743	$15,017
Other	39,493	2,189	37,304

Total	$94,253	$41,932	$52,321

	As of May 31, 2003
	Carrying Amount	Accumulated Amortization	Net
Service contracts	$232,826	$87,927	$144,899

Noncompete and
consulting agreements	$55,456	$38,990	$16,466
Other	46,401	1,651	44,750

Total	$101,857	$40,641	$61,216

Amortization expense was $12,874 and $14,620 for the six months ended November 30, 2003 and 2002, respectively. Estimated amortization expense, excluding any future acquisitions, for each of the next five years is $25,179, $23,204, $21,442, $19,367 and $17,221, respectively.

4.    Derivatives and Hedging Activities

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

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

Cintas periodically uses interest rate swap and lock agreements as hedges against variability in short-term interest rates. These agreements effectively convert a portion of the floating rate debt to a fixed rate basis, or lock in a fixed interest rate, thus reducing the impact of interest rate changes on future interest expense. Cintas uses the Hypothetical Derivative Method for assessing the effectiveness of these swaps. The effectiveness of these swaps is reviewed at least every fiscal quarter. Cintas will also periodically use reverse interest rate swap agreements to convert a portion of fixed rate debt to a floating rate basis, thus hedging for changes in the fair value of the fixed rate debt being hedged. Cintas has determined that the current interest rate swap agreement, designated as a fair value hedge, qualifies for treatment under the short-cut method of measuring effectiveness. Under the provisions of SFAS 133, this hedge is determined to be perfectly effective and there is no requirement to periodically evaluate effectiveness.

The change in fair value of the cash flow hedge, pertaining to interest rate swap and lock agreements, during the second quarter of fiscal year 2004 resulted in a credit of $163 to other comprehensive income. The reverse interest rate swap agreement is a fair value hedge that converts $125 million of fixed rate debt to a floating rate. This agreement expires in 2007, and allows Cintas to receive an effective interest rate of 5.13% and pay an interest rate based on LIBOR. Because this fair value hedge is 100% effective, the $1 million favorable change in the fair value of this hedge, which occurred in the second quarter, was directly offset by an increase in the fair value of the debt.

5.    Stock-Based Compensation

During the third quarter of fiscal 2003, Cintas adopted the disclosure requirements of FASB Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, but will continue to apply Accounting Principles Board Opinion No. 25 as the method used to account for stock-based employee compensation arrangements. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended November 30,		Six Months Ended November 30,
	2003	2002	2003	2002
Net income, as reported	$69,657	$63,340	$132,984	$124,987

Deduct: Total stock-based
employee compensation expense
determined under fair value based
method for all awards, net of
related tax effects	1,634	1,460	3,269	2,880

Pro forma net income	$68,023	$61,880	$129,715	$122,107

Earnings per share:
Basic - as reported	$.41	$.37	$.78	$.73

Basic - pro forma	$.40	$.36	$.76	$.71

Diluted - as reported	$.40	$.37	$.77	$.73

Diluted - pro forma	$.39	$.36	$.75	$.71

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

6.    Comprehensive Income

Total comprehensive income represents the net change in shareholders’ equity during a period from sources other than transactions with shareholders and, as such, includes net earnings. For Cintas, the only components of total comprehensive income are the change in cumulative foreign currency translation adjustments and the change in the fair value forecasted cash flows associated with a derivative accounted for as a cash flow hedge. The components of comprehensive income for the three and six month periods ended November 30, 2003 and 2002 are as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
	2003	2002	2003	2002
Net income	$69,657	$63,340	$132,984	$124,987
Other comprehensive income:
Foreign currency translation
adjustment	6,972	(631)	5,524	(2,171)
Net unrealized income (loss) on
cash flow hedges	163	254	524	(10)

Comprehensive income	$76,792	$62,963	$139,032	$122,806

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

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

	Rentals	Other Services	Corporate	Total
For the three months
ended November 30, 2003
Revenue	$548,456	$152,853	$--	$701,309

Income before income taxes	$102,834	$13,649	$(5,908)	$110,575

For the three months
ended November 30, 2002
Revenue	$526,311	$154,647	$--	$680,958

Income before income taxes	$90,266	$17,711	$(7,400)	$100,577

As of and for the six months
ended November 30, 2003
Revenue	$1,086,860	$292,105	$--	$1,378,965

Income before income taxes	$203,651	$24,150	$(16,718)	$211,083

Total assets	$2,188,328	$310,500	$196,115	$2,694,943

As of and for the six months
ended November 30, 2002
Revenue	$1,049,967	$296,717	$--	$1,346,684

Income before income taxes	$185,016	$28,142	$(14,685)	$198,473

Total assets	$2,199,763	$295,854	$89,224	$2,584,841

8.    Supplemental Guarantor Information

On May 13, 2002, Cintas completed the acquisition of Omni Services, Inc. (Omni) for $656,071. The purchase price for Omni was funded with $450,000 in long-term notes, $100,000 of borrowings under a commercial paper program and $106,071 in cash. The $450,000 in long-term notes consists of $225,000 with five-year maturities at an interest rate of 5.125% and $225,000 with ten-year maturities at an interest rate of 6%. An additional working capital payment of $3,055 was made during the second quarter of fiscal year 2003, bringing the total purchase price to $659,126.

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

Condensed consolidating financial statements for Cintas, Corp. 2, and subsidiary guarantors and non-guarantors are presented below:

CONDENSED CONSOLIDATED INCOME STATEMENT
THREE MONTHS ENDED NOVEMBER 30, 2003

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non-Guarantors	Eliminations	Cintas Corporation Consolidated
Revenue:
Rentals	$--	$409,675	$110,421	$28,402	$(42)	$548,456
Other services	--	269,667	56,533	7,842	(181,189)	152,853
Equity in net income of affiliates	69,657	--	--	--	(69,657)	--

	69,657	679,342	166,954	36,244	(250,888)	701,309
Costs and expenses (income):
Cost of rentals	--	258,951	66,707	17,769	(38,092)	305,335
Cost of other services	--	199,812	39,146	4,627	(141,048)	102,537
Selling and administrative expenses	--	176,403	(6,911)	7,504	(42)	176,954
Interest income	--	(376)	(36)	(148)	--	(560)
Interest expense	--	6,425	(1,018)	1,061	--	6,468

	--	641,215	97,888	30,813	(179,182)	590,734

Income before income taxes	69,657	38,127	69,066	5,431	(71,706)	110,575
Income taxes	--	5,925	33,834	1,159	--	40,918

Net income	$69,657	$32,202	$35,232	$4,272	$(71,706)	$69,657

CONDENSED CONSOLIDATED INCOME STATEMENT
THREE MONTHS ENDED NOVEMBER 30, 2002

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non-Guarantors	Eliminations	Cintas Corporation Consolidated
Revenue:
Rentals	$--	$397,640	$105,928	$22,780	$(37)	$526,311
Other services	--	319,954	49,384	9,036	(223,727)	154,647
Equity in net income of affiliates	63,340	--	--	--	(63,340)	--

	63,340	717,594	155,312	31,816	(287,104)	680,958
Costs and expenses (income):
Cost of rentals	--	260,706	55,542	14,207	(35,315)	295,140
Cost of other services	--	238,431	36,134	6,183	(178,753)	101,995
Selling and administrative expenses	--	182,754	(13,544)	7,570	(934)	175,846
Interest income	--	(500)	(48)	(64)	--	(612)
Interest expense	--	15,405	(8,178)	785	--	8,012

	--	696,796	69,906	28,681	(215,002)	580,381

Income before income taxes	63,340	20,798	85,406	3,135	(72,102)	100,577
Income taxes	--	5,535	30,687	1,015	--	37,237

Net income	$63,340	$15,263	$54,719	$2,120	$(72,102)	$63,340

CONDENSED CONSOLIDATED INCOME STATEMENT
SIX MONTHS ENDED NOVEMBER 30, 2003

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non-Guarantors	Eliminations	Cintas Corporation Consolidated
Revenue:
Rentals	$--	$812,071	$219,437	$55,447	$(95)	$1,086,860
Other services	--	525,594	110,719	15,529	(359,737)	292,105
Equity in net income of affiliates	132,984	--	--	--	(132,984)	--

	132,984	1,337,665	330,156	70,976	(492,816)	1,378,965
Costs and expenses (income):
Cost of rentals	--	516,544	128,555	34,475	(76,094)	603,480
Cost of other services	--	389,046	78,496	9,430	(282,372)	194,600
Selling and administrative expenses	--	353,130	(15,622)	15,649	(73)	353,084
Interest income	--	(718)	(57)	(198)	--	(973)
Interest expense	--	13,231	(1,963)	2,080	--	13,348
Write off of loan receivable	--	--	4,343	--	--	4,343

	--	1,271,233	193,752	61,436	(358,539)	1,167,882

Income before income taxes	132,984	66,432	136,404	9,540	(134,277)	211,083
Income taxes	--	11,311	63,672	3,116	--	78,099

Net income	$132,984	$55,121	$72,732	$6,424	$(134,277)	$132,984

CONDENSED CONSOLIDATED INCOME STATEMENT
SIX MONTHS ENDED NOVEMBER 30, 2002

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non-Guarantors	Eliminations	Cintas Corporation Consolidated
Revenue:
Rentals	$--	$793,868	$210,410	$45,761	$(72)	$1,049,967
Other services	--	595,959	98,530	17,392	(415,164)	296,717
Equity in net income of affiliates	124,987	--	--	--	(124,987)	--

	124,987	1,389,827	308,940	63,153	(540,223)	1,346,684
Costs and expenses (income):
Cost of rentals	--	512,745	109,845	29,099	(69,598)	582,091
Cost of other services	--	448,241	72,575	10,548	(332,607)	198,757
Selling and administrative expenses	--	360,956	(23,204)	15,809	(883)	352,678
Interest income	--	(1,171)	(96)	(84)	--	(1,351)
Interest expense	--	15,493	(1,026)	1,569	--	16,036

	--	1,336,264	158,094	56,941	(403,088)	1,148,211

Income before income taxes	124,987	53,563	150,846	6,212	(137,135)	198,473
Income taxes	--	11,060	60,102	2,324	--	73,486

Net income	$124,987	$42,503	$90,744	$3,888	$(137,135)	$124,987

CONDENSED CONSOLIDATED BALANCE SHEET
AS OF NOVEMBER 30, 2003

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non-Guarantors	Eliminations	Cintas Corporation Consolidated
Assets
Current assets:
Cash and cash equivalents	$--	$74,911	$5,524	$18,161	$--	$98,596
Marketable securities	--	90,280	1,000	6,239	--	97,519
Accounts receivable, net	--	208,641	72,565	10,013	(11,631)	279,588
Inventories	--	202,467	16,272	6,421	(12,250)	212,910
Uniforms and other rental items in service	--	248,874	71,198	16,883	(35,086)	301,869
Prepaid expenses	--	4,019	2,349	607	--	6,975

Total current assets	--	829,192	168,908	58,324	(58,967)	997,457

Property and equipment, at cost, net	--	597,375	136,457	42,982	--	776,814

Goodwill	--	113,766	603,036	14,048	--	730,850
Service contracts	--	26,430	101,001	10,070	--	137,501
Other assets	1,314,986	33,431	775,096	152,675	(2,223,867)	52,321

	$1,314,986	$1,600,194	$1,784,498	$278,099	$(2,282,834)	$2,694,943

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$(465,247)	$118,261	$357,989	$7,255	$38,013	$56,271
Accrued compensation and related liabilities	--	18,020	4,499	1,446	--	23,965
Accrued liabilities	--	176,698	(87,178)	3,399	(45)	92,874
Income taxes:
Current	--	(29,009)	99,173	(1,411)	(29)	68,724
Deferred	--	221	54,804	1,900	--	56,925
Long-term debt due within one year	--	23,006	588	56	(158)	23,492

Total current liabilities	(465,247)	307,197	429,875	12,645	37,781	322,251

Long-term debt due after one year	--	490,789	(52,165)	76,483	(32,257)	482,850
Deferred income taxes	--	9,621	86,434	5,369	--	101,424
Total shareholders' equity	1,780,233	792,587	1,320,354	183,602	(2,288,358)	1,788,418

	$1,314,986	$1,600,194	$1,784,498	$278,099	$(2,282,834)	$2,694,943

CONDENSED CONSOLIDATED BALANCE SHEET
AS OF MAY 31, 2003

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non-Guarantors	Eliminations	Cintas Corporation Consolidated
Assets
Current assets:
Cash and cash equivalents	$--	$16,592	$5,166	$9,329	$1,152	$32,239
Marketable securities	--	23,934	--	1,486	--	25,420
Accounts receivable, net	--	203,438	80,537	8,107	(13,935)	278,147
Inventories	--	218,304	15,845	6,813	(12,552)	228,410
Uniforms and other rental items in service	--	251,118	71,413	16,680	(33,490)	305,721
Prepaid expenses	--	4,865	1,812	930	--	7,607

Total current assets	--	718,251	174,773	43,345	(58,825)	877,544

Property and equipment, at cost, net	--	598,558	136,896	41,978	--	777,432

Goodwill	--	113,334	594,419	14,102	--	721,855
Service contracts	--	29,175	105,178	10,546	--	144,899
Other assets	1,178,948	40,124	780,073	141,282	(2,079,211)	61,216

	$1,178,948	$1,499,442	$1,791,339	$251,253	$(2,138,036)	$2,582,946

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$(465,247)	$11,084	$467,211	$2,848	$38,013	$53,909
Accrued compensation and related liabilities	--	19,451	4,368	1,433	--	25,252
Accrued liabilities	--	178,538	(54,321)	4,657	(992)	127,882
Income taxes:
Current	--	(33,053)	50,841	(1,232)	(29)	16,527
Deferred	--	386	50,828	1,804	--	53,018
Long-term debt due within one year	--	27,798	604	53	(204)	28,251

Total current liabilities	(465,247)	204,204	519,531	9,563	36,788	304,839

Long-term debt due after one year	--	542,572	(49,078)	72,630	(31,361)	534,763
Deferred income taxes	--	9,245	82,795	4,972	--	97,012
Total shareholders' equity	1,644,195	743,421	1,238,091	164,088	(2,143,463)	1,646,332

	$1,178,948	$1,499,422	$1,791,339	$251,253	$(2,138,036)	$2,582,946

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED NOVEMBER 30, 2003

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated
Cash flows from operating activities:
Net income	$132,984	$55,121	$72,732	$6,424	$(134,277)	$132,984
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation	--	37,399	18,251	2,810	--	58,460
Amortization of deferred charges	--	4,221	7,552	1,101	--	12,874
Deferred income taxes	--	211	7,615	493	--	8,319
Changes in current assets and liabilities,
net of acquisitions of businesses:
Accounts receivable	--	(5,203)	8,435	(1,906)	(2,304)	(978)
Inventories	--	15,837	201	392	(302)	16,128
Uniforms and other rental items in service	--	2,244	215	(203)	1,596	3,852
Prepaid expenses	--	846	(537)	323	--	632
Accounts payable	--	107,177	(109,227)	4,407	--	2,357
Accrued compensation and related liabilities	--	(1,431)	131	13	--	(1,287)
Accrued liabilities	--	(1,840)	(33,857)	(1,258)	947	(36,008)
Income taxes payable	--	4,044	48,332	(179)	--	52,197

Net cash provided by (used in) operating activities	132,984	218,626	19,843	12,417	(134,340)	249,530

Cash flows from investing activities:
Capital expenditures	--	(36,240)	(16,934)	(3,847)	--	(57,021)
Proceeds from sale or redemption of marketable securities	--	12,838	--	--	--	12,838
Purchase of marketable securities	--	(79,184)	(1,000)	(4,753)	--	(84,937)
Acquisitions of businesses, net of cash acquired	--	(1,215)	(12,380)	--	--	(13,595)
Other	(136,038)	(5,854)	13,932	(4,365)	134,038	1,713

Net cash (used in) provided by investing activities	(136,038)	(109,655)	(16,382)	(12,965)	134,038	(141,002)

Cash flows from financing activities:
Repayment of long-term debt	--	(51,176)	(3,103)	3,856	(850)	(51,273)
Issuance of common stock	3,054	--	--	--	--	3,054
Other	--	524	--	5,524	--	6,048

Net cash provided by (used in) financing activities	3,054	(50,652)	(3,103)	9,380	(850)	(42,171)

Net increase (decrease) in cash and cash equivalents	--	58,319	358	8,832	(1,152)	66,357
Cash and cash equivalents at beginning of period	--	16,592	5,166	9,329	1,152	32,239

Cash and cash equivalents at end of period	$--	$74,911	$5,524	$18,161	$--	$98,596

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED NOVEMBER 30, 2002

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated
Cash flows from operating activities:
Net income	$124,987	$42,503	$90,744	$3,888	$(137,135)	$124,987
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation	--	37,735	18,423	2,534	--	58,692
Amortization of deferred charges	--	5,423	8,217	980	--	14,620
Deferred income taxes	--	1,305	5,566	145	--	7,016
Changes in current assets and liabilities,
net of acquisitions of businesses:
Accounts receivable	--	97	(5,414)	3,251	(1,285)	(3,351)
Inventories	--	(26,404)	(256)	(1,100)	1,715	(26,045)
Uniforms and other rental items in service	--	(31,061)	2,298	(718)	10,432	(19,049)
Prepaid expenses	--	1,989	(1,238)	(384)	--	367
Accounts payable	--	93,605	(77,610)	(11,106)	2	4,891
Accrued compensation and related liabilities	--	(3,977)	1,598	18	--	(2,361)
Accrued liabilities	--	6,076	(30,227)	(807)	962	(23,996)
Income taxes payable	--	4,176	43,897	(1,696)	--	46,377

Net cash provided by (used in) operating activities	124,987	131,467	55,998	(4,995)	(125,309)	182,148

Cash flows from investing activities:
Capital expenditures	--	(5,737)	(41,352)	(4,293)	--	(51,382)
Proceeds from sale or redemption of marketable securities	--	9,763	--	659	--	10,422
Purchase of marketable securities	--	(446)	1	(3,834)	--	(4,279)
Acquisitions of businesses, net of cash acquired	--	(8,369)	(2,970)	(5,628)	--	(16,967)
Other	(126,850)	(17,198)	9,836	1,968	122,602	(9,642)

Net cash (used in) provided by investing activities	(126,850)	(21,987)	(34,485)	(11,128)	122,602	(71,848)

Cash flows from financing activities:
Repayment of long-term debt	--	(99,733)	(20,662)	15,816	2,707	(101,872)
Issuance of common stock	3,226	--	--	--	--	3,226
Other	(1,363)	(10)	--	--	--	(1,373)

Net cash provided by (used in) financing activities	1,863	(99,743)	(20,662)	15,816	2,707	(100,019)

Net increase (decrease) in cash and cash equivalents	--	9,737	851	(307)	--	10,281
Cash and cash equivalents at beginning of period	--	22,440	5,011	13,177	--	40,628

Cash and cash equivalents at end of period	$--	$32,177	$5,862	$12,870	$--	$50,909

CINTAS CORPORATION
ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Three Months Ended November 2003 Compared to Three Months Ended November 2002

Total revenue increased 3% for the three months ended November 30, 2003, over the same period in fiscal 2003. While the economy has shown some preliminary signs of recovery, employment numbers continue to be weak. This continued weakness in employment has caused our internal growth rate to be lower than our stated objective. However, we have continued to grow organically in this environment mainly through the continued sale of new rental programs.

Rentals operating segment revenues consist primarily of revenues derived from the rental of corporate identity uniforms, mats, shop towels and other items. Net Rentals revenue increased 4% for three months ended November 30, 2003, over the same period in the prior fiscal year, primarily due to the sale of new rental programs. Rental revenue growth was negatively impacted by increased lost business and reductions in existing business attributable to the current sluggish economy.

Other Services operating segment revenues are derived from the design, manufacture and direct sale of uniforms to our customers, as well as ancillary services including hygiene supplies, first aid products and services and cleanroom supplies. Revenue from the sale of uniforms and other direct sale items decreased 1% for the three months ended November 30, 2003, over the same period in the prior year, due to continued pressure on the hotel, gaming, airline and electronics industries.

Cost of rentals consists primarily of production expenses, delivery expenses and amortization of in service uniforms and other rental items. Cost of rentals increased 4% for the three months ended November 30, 2003, as compared to the three months ended November 30, 2002, as a result of increased Rentals revenues and increased energy and labor-related costs. These increases were partially offset by continued productivity improvement in many of our rental operations, especially those operations that absorbed business from the Omni acquisition.

Cost of other services consists primarily of cost of goods sold (predominantly uniforms and first aid products), delivery expenses and distribution expenses. Cost of other services increased 1% for the three months ended November 30, 2003, as compared to the three months ended November 30, 2002. Cost of Other Services for the three months ending November 30, 2002, was positively impacted by additional sales of higher margin business. Other Services business sold during the three months ended November 30, 2003, is more in line with our traditional mix.

Selling and administrative expenses increased 1% for the three months ended November 30, 2003, as compared to the three months ended November 30, 2002. Increased efficiencies, including savings achieved from the consolidation of Omni headquarters’ operations, and cost containment initiatives enabled selling and administrative expenses to remain stable despite an increase in total revenues and the continued rise in medical benefit costs.

Net interest expense (interest expense less interest income) was $6 million for the three months ended November 30, 2003, compared to $7 million for the same period in the prior fiscal year. This decrease was primarily a result of lower outstanding debt levels as compared to the prior year. Cintas’ effective tax rate was 37.0% for both the three months ended November 30, 2003 and November 30, 2002.

Net income increased 10% for the three months ended November 30, 2003, over the same period in fiscal 2003, primarily due to increased efficiencies from revenue growth and cost containment initiatives. Diluted earnings per share increased 8% for the three months ended November 30, 2003, over the same period in the prior fiscal year.

Six Months Ended November 2003 Compared to Six Months Ended November 2002

Total revenue increased 2% for the six months ended November 30, 2003, over the same period in fiscal 2003. The difficult economic environment and the continued weakness in employment numbers have caused our internal growth rate to be lower than our stated objective. However, we have continued to grow organically in this environment mainly through the continued sale of new rental programs.

Rentals operating segment revenues consist primarily of revenues derived from the rental of corporate identity uniforms, mats, shop towels and other items. Net Rentals revenue increased 4% for the six months ended November 30, 2003, over the same period in the prior fiscal year, primarily due to the sale of new rental programs. Rental revenue growth was negatively impacted by increased lost business and reductions in existing business attributable to the current sluggish economy.

Other Services operating segment revenues are derived from the design, manufacture and direct sale of uniforms to our customers, as well as ancillary services including hygiene supplies, first aid products and services and cleanroom supplies. Revenue from the sale of uniforms and other direct sale items decreased 2% for the six months ended November 30, 2003, over the same period in the prior year, due to continued pressure on the hotel, gaming, airline and electronics industries.

Cost of rentals consists primarily of production expenses, delivery expenses and amortization of in service uniforms and other rental items. Cost of rentals increased 4% for the six months ended November 30, 2003, as compared to the six months ended November 30, 2002, as a result of increased Rentals revenues and increased energy and labor-related costs.

Cost of other services consists primarily of cost of goods sold (predominantly uniforms and first aid products), delivery expenses and distribution expenses. Cost of other services decreased 2% for the six months ended November 30, 2003, as compared to the six months ended November 30, 2002. This reduction is primarily due to a combination of lower Other Services revenue, improved efficiencies in distribution and lower sourcing costs.

Selling and administrative expenses were essentially flat for the six months ended November 30, 2003, as compared to the six months ended November 30, 2002. Increased efficiencies and cost containment initiatives enabled selling and administrative expenses to remain constant despite an increase in total revenues and the continued rise in medical benefit costs.

Net interest expense (interest expense less interest income) was $12 million for the six months ended November 30, 2003, compared to $15 million for the same period in the prior fiscal year. This decrease was primarily a result of lower outstanding debt levels as compared to the prior year. Cintas’ effective tax rate was 37.0% for both the six months ended November 30, 2003 and November 30, 2002.

Included in net income is a pre-tax charge of $4.3 million from a write-off of a receivable from a garment manufacturer. Based on recent developments concerning the supplier’s viability to remain as a going concern, the collectibility of the receivable became doubtful. As such, the receivable was completely written off during the first quarter of fiscal 2004.

Net income after the charge increased 6% for the six months ended November 30, 2003, over the same period in fiscal 2003, primarily due to increased efficiencies from revenue growth and cost containment initiatives. Diluted earnings per share increased 6% for the six months ended November 30, 2003, over the same period in the prior fiscal year.

Financial Condition

At November 30, 2003, there was $196,115 million in cash, cash equivalents and marketable securities, an increase of $138,456 million from May 31, 2003, primarily due to additional cash generation from cost containment initiatives and the absence of any significant acquisitions. The cash, cash equivalents and marketable securities will be used to finance future growth, capital expenditures, repayment of debt and dividends. We believe that our current cash position, funds generated from operations and the strength of our banking relationships are sufficient to meet our anticipated operational and capital requirements.

Net property and equipment decreased by $1 million from May 31, 2003 to November 30, 2003, as certain capital expenditures were curtailed or postponed due to the weak economy. At the end of the second quarter of fiscal 2004, Cintas had eleven uniform rental facilities in various stages of construction.

Following is information regarding Cintas’ long-term contractual obligations and other commitments outstanding as of November 30, 2003:

(In thousands)	Payments Due by Period
Long-term contractual obligations	Total	One year or less	Two to three years	Four to five years	After five years
Long-term debt (1)	$502,577	$22,986	$13,449	$237,497	$228,645
Capital lease obligations (2)	3,765	506	1,139	1,239	881
Operating leases (3)	50,819	13,502	19,501	12,065	5,751
Unconditional purchase obligations	--	--	--	--	--

Total contractual cash obligations	$557,161	$36,994	$34,089	$250,801	$235,277

(1)	Long-term debt primarily consists of commercial paper and $450,000 in long-term notes.
(2)	Capital lease obligations are classified as long-term debt on the balance sheet.
(3)	Operating leases consist primarily of building leases and synthetic leases on the two corporate jets.

(In thousands)	Amount of Commitment Expiration Per Period
Other commercial commitments	Total	One year or less	Two to three years	Four to five years	After five Years
Lines of credit (1)	$300,000	$--	$300,000	$--	$--
Standby letter of credit (2)	33,362	33,362	--	--	--
Guarantees	--	--	--	--	--
Standby repurchase obligations	--	--	--	--	--
Other commercial commitments	--	--	--	--	--

Total commercial commitments	$333,362	$33,362	$300,000	$--	$--

(1)	Back-up facility for the commercial paper program.
(2)	Support certain outstanding debt and self-insured workers’ compensation and general liability insurance programs.

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

Cintas is currently the target of a corporate unionization campaign by the Union of Needletrades, Industrial and Textile Employees and Teamsters. These unions are attempting to pressure Cintas into surrendering our employees’ rights to a government-supervised election and unilaterally accept union representation. This is unacceptable. Cintas’ philosophy in regard to unions is straightforward: We believe that employees have the right to say yes to union representation and the freedom to say no. This campaign could be disruptive to our business and could adversely affect results of operations. We will continue to vigorously oppose this campaign and to defend our employees’ rights. Cintas considers its relationships with its employees to be satisfactory.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In our normal operations, Cintas has market risk exposure to interest rates. There has been no significant change in our exposure to these risks, which has been previously disclosed on page 61 of our most recent annual report.

ITEM 4.

CONTROLS AND PROCEDURES.

An evaluation was completed under the supervision and with the participation of Cintas’ management, including Cintas’ President and Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, of the effectiveness of the design and operation of Cintas’ disclosure controls and procedures as of November 30, 2003. Based on these evaluations, Cintas’ management, including the President and Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, concluded that Cintas’ disclosure controls and procedures were effective as of November 30, 2003. There has been no change to Cintas’ internal control over financial reporting that occurred during the second quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, Cintas’ internal control over financial reporting.

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

CINTAS CORPORATION

Part II. Other Information

Item 4.    Submission of matters to a vote of security holders

Cintas’ Annual Shareholders’ meeting was held on October 14, 2003, at which the following issues were voted upon by shareholders:

                Issue No. 1
                Authority to establish the number of Directors to be elected at the Meeting at eight.

                FOR    152,433,108        AGAINST   499,056        ABSTAIN   770,483        BROKER NON-VOTES   0

                Issue No. 2
                Authority to elect eight Directors.

Name	Shares For	Shares - Withheld Authority
Richard T. Farmer	119,063,203	34,639,444
Robert J. Kohlhepp	146,401,915	7,300,732
Scott D. Farmer	144,971,052	8,731,595
Paul R. Carter	120,254,741	33,447,906
Gerald V. Dirvin	120,406,122	33,296,525
Robert J. Herbold	120,178,699	33,523,948
Roger L. Howe	119,223,591	34,479,056
David C. Phillips	123,546,814	30,155,833

                Issue No. 3
                Approval of Directors’ stock option plan.

                FOR    130,860,523       AGAINST   3,282,803        ABSTAIN   832,709        BROKER NON-VOTES   18,726,612

                Issue No. 4
                Proposal to adopt a policy of expensing the cost of stock options in Cintas’ income statement.

                 FOR   43,793,756       AGAINST   86,007,295        ABSTAIN   5,174,731        BROKER NON-VOTES  18,726,865

                 Issue No. 5
                Proposal to establish a nominating committee composed of independent members as defined in the proposal.

                FOR   48,589,901       AGAINST    80,524,551       ABSTAIN    5,856,166       BROKER NON-VOTES  18,732,029

                Issue No. 6
                Proposal to adopt a policy of nominating independent directors who, if elected, would constitute two-thirds of the Board.

                FOR   44,178,332        AGAINST   84,693,961       ABSTAIN   6,098,318       BROKER NON-VOTES  18,732,037

                Issue No. 7
                Proposal to issue a report on Cintas’ code of conduct for vendors and other workplace policies.

                FOR  10,245,513       AGAINST  112,095,432       ABSTAIN  12,634,842        BROKER NON-VOTES  18,726,860

Item 6.    Exhibits and Reports on Form 8-K

(a.)	Exhibits

31.1 Certification of Principal Executive Officer required by Rule 13a-14(a)

31.2 Certification of Principal Financial Officer required by Rule 13a-14(a)

32.1 Section 1350 Certification of Chief Executive Officer

32.2 Section 1350 Certification of Chief Financial Officer

(b.) Reports on Form 8-K

None.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2004	CINTAS CORPORATION (Registrant) BY: /s/William C. Gale —————————————— William C. Gale Senior Vice President and Chief Financial Officer (Chief Accounting Officer)