Form 10-Q
period 2004-02-29
CINTAS CORP
filed 2004-04-14
CIK 723254

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended February 29, 2004

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to __________

Commission file number 0-11399

CINTAS CORPORATION
(Exact name of registrant as specified in its charter)

WASHINGTON	31-1188630
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Exchange Act).     Yes  [X]       No  [   ]

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding March 31, 2004
Common Stock, no par value	171,188,201

CINTAS CORPORATION

INDEX

Part I. Financial Information

        Item 1. Financial Statements.

                      Consolidated Condensed Statements of Income -
                         Three Months and Nine Months Ended February 29, 2004 and February 28, 2003

                      Consolidated Condensed Balance Sheets -
                         February 29, 2004 and May 31, 2003

                      Consolidated Condensed Statements of Cash Flows -
                         Nine Months Ended February 29, 2004 and February 28, 2003

                      Notes to Consolidated Condensed Financial Statements

        Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.

        Item 3. Quantitative and Qualitative Disclosures About
                      Market Risk.

        Item 4. Controls and Procedures.

Part II. Other Information

Signatures

Certifications	Page No. 3 4 5 6 20 24 24 25 26 27

CINTAS CORPORATION
ITEM 1.   FINANCIAL STATEMENTS.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
(In thousands except per share data)

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2004	2003	2004	2003
Revenue:
Rentals	$547,474	$523,195	$1,634,334	$1,573,162
Other Services	149,466	140,562	441,571	437,279

	696,940	663,757	2,075,905	2,010,441
Costs and expenses (income):
Cost of rentals	303,471	293,938	906,951	876,029
Cost of other services	97,758	95,403	292,358	294,160
Selling and admin. expenses	185,019	174,192	538,103	526,870
Interest income	(806)	(825)	(1,779)	(2,176)
Interest expense	5,958	7,434	19,306	23,470
Write off of loan receivable	--	--	4,343	--

	591,400	570,142	1,759,282	1,718,353

Income before income taxes	105,540	93,615	316,623	292,088

Income taxes	39,047	34,560	117,146	108,046

Net income	$66,493	$59,055	$199,477	$184,042

Basic earnings per share	$.39	$.35	$1.17	$1.08

Diluted earnings per share	$.39	$.34	$1.16	$1.07

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(In thousands except share data)

	February 29, 2004	May 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$113,752	$32,239
Marketable securities	135,106	25,420
Accounts receivable, net	276,718	278,147
Inventories	204,196	228,410
Uniforms and other rental items in service	295,188	305,721
Prepaid expenses	8,072	7,607

Total current assets	1,033,032	877,544

Property and equipment, at cost, net	782,318	777,432

Goodwill	756,118	721,855
Service contracts	137,988	144,899
Other assets	45,548	61,216

	$2,755,004	$2,582,946

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$48,902	$53,909
Accrued compensation and related liabilities	26,096	25,252
Accrued liabilities	160,179	127,882
Income taxes:
Current	33,355	16,527
Deferred	54,263	53,018
Long-term debt due within one year	22,250	28,251

Total current liabilities	345,045	304,839

Long-term debt due after one year	482,576	534,763

Deferred income taxes	116,651	97,012

Shareholders' equity:
Preferred stock, no par value,
100,000 shares authorized, none outstanding	--	--
Common stock, no par value,
425,000,000 shares authorized,
171,174,295 shares issued and outstanding
(170,599,993 at May 31, 2003)	87,784	76,124
Retained earnings	1,717,914	1,568,071
Other accumulated comprehensive income (loss):
Foreign currency translation	6,728	4,427
Unrealized loss on derivatives	(1,694)	(2,290)

Total shareholders' equity	1,810,732	1,646,332

	$2,755,004	$2,582,946

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	February 29, 2004	February 28, 2003
Cash flows from operating activities:

Net income	$199,477	$184,042
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	87,808	87,700
Amortization of deferred charges	19,387	21,294
Deferred income taxes	20,884	5,355
Change in current assets and liabilities, net of
acquisitions of businesses:
Accounts receivable	4,151	10,735
Inventories	25,965	(36,169)
Uniforms and other rental items in service	10,533	(21,388)
Prepaid expenses	(476)	2,120
Accounts payable	(5,556)	(10,556)
Accrued compensation and related liabilities	844	(2,521)
Accrued liabilities	(19,409)	(17,186)
Income taxes payable	16,828	28,502

Net cash provided by operating activities	360,436	251,928

Cash flows from investing activities:

Capital expenditures	(85,019)	(80,447)
Proceeds from sale or redemption of marketable securities	32,174	14,038
Purchase of marketable securities	(141,860)	(4,604)
Acquisitions of businesses, net of cash acquired	(49,836)	(24,535)
Other	9,695	(12,732)

Net cash used in investing activities	(234,846)	(108,280)

Cash flows from financing activities:

Repayment of long-term debt	(53,334)	(150,092)
Issuance of common stock	6,360	3,987
Other	2,897	4,004

Net cash used in financing activities	(44,077)	(142,101)

Net increase in cash and cash equivalents	81,513	1,547

Cash and cash equivalents at beginning of period	32,239	40,628

Cash and cash equivalents at end of period	$113,752	$42,175

See accompanying notes.

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands except per share data)

1.    Basis of Presentation

The consolidated condensed financial statements of Cintas Corporation included herein have been prepared by Cintas, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such Securities and Exchange Commission rules and regulations. While we believe that the disclosures are adequately presented, it is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes included in our most recent annual report for the fiscal year ended May 31, 2003. A summary of our significant accounting policies is presented on page 36 of our most recent annual report. There have been no material changes in the accounting policies followed by Cintas during the fiscal year.

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

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

2.    Earnings per Share

The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective years:

	Three Months Ended		Nine Months Ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Numerator:
Net income	$66,493	$59,055	$199,477	$184,042

Denominator:
Denominator for basic earnings per
share-weighted average shares	171,088	170,322	170,847	170,177

Effect of dilutive securities-
employee stock options	1,596	1,641	1,368	1,961

Denominator for diluted earnings per
share-adjusted weighted average
shares and assumed conversions	172,684	171,963	172,215	172,138

Basic earnings per share	$.39	$.35	$1.17	$1.08

Diluted earnings per share	$.39	$.34	$1.16	$1.07

3.    Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the nine months ended February 29, 2004, by operating segment, are as follows:

“Acquired Intangible Assets”

	Rentals	Other Services	Total
Balance as of June 1, 2003	$671,955	$49,900	$721,855

Goodwill acquired during the period	663	34,095	34,758

Foreign currency translation	(495)	--	(495)

Balance as of February 29, 2004	$672,123	$83,995	$756,118

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

Information regarding Cintas’ service contracts and other assets follows:

	As of February 29, 2004
	Carrying Amount	Accumulated Amortization	Net
Service contracts	$225,302	$87,314	$137,988

Noncompete and
consulting agreements	$46,628	$32,670	$13,958
Other	33,843	2,253	31,590

Total	$80,471	$34,923	$45,548

	As of May 31, 2003
	Carrying Amount	Accumulated Amortization	Net
Service contracts	$232,826	$87,927	$144,899

Noncompete and
consulting agreements	$55,456	$38,990	$16,466
Other	46,401	1,651	44,750

Total	$101,857	$40,641	$61,216

Amortization expense was $19,387 and $21,294 for the nine months ended February 29, 2004 and February 28, 2003, respectively. Estimated amortization expense, excluding any future acquisitions, for each of the next five years is $25,635, $23,844, $22,082, $20,007 and $17,861, respectively.

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

The change in fair value of the cash flow hedge, pertaining to interest rate swap and lock agreements, during the third quarter of fiscal year 2004 resulted in a credit of $72 to other comprehensive income. The reverse interest rate swap agreement is a fair value hedge that converts $125 million of fixed rate debt to a floating rate. This agreement expires in 2007, and allows Cintas to receive an effective interest rate of 5.13% and pay an interest rate based on LIBOR. Because this fair value hedge is 100% effective, the $500 favorable change in the fair value of this hedge, which occurred in the third quarter, was directly offset by an increase in the fair value of the debt.

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

	Three Months Ended		Nine Months Ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Net income, as reported	$66,493	$59,055	$199,477	$184,042

Deduct: Total stock-based
employee compensation expense
determined under fair value based
method for all awards, net of
related tax effects	1,637	1,315	4,906	4,099

Pro forma net income	$64,856	$57,740	$194,571	$179,943

Earnings per share:
Basic - as reported	$.39	$.35	$1.17	$1.08

Basic - pro forma	$.38	$.34	$1.14	$1.06

Diluted - as reported	$.39	$.34	$1.16	$1.07

Diluted - pro forma	$.38	$.34	$1.13	$1.05

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

6.    Comprehensive Income

Total comprehensive income represents the net change in shareholders’ equity during a period from sources other than transactions with shareholders and, as such, includes net earnings. For Cintas, the only components of total comprehensive income are the change in cumulative foreign currency translation adjustments and the change in the fair value forecasted cash flows associated with a derivative accounted for as a cash flow hedge. The components of comprehensive income for the three and nine month periods ended February 29, 2004 and February 28, 2003 are as follows:

	Three Months Ended		Nine Months Ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Net income	$66,493	$59,055	$199,477	$184,042
Other comprehensive income (loss):
Foreign currency translation
adjustment	(3,223)	5,011	2,301	2,840
Net unrealized income on
cash flow hedges	72	366	596	356

Comprehensive income	$63,342	$64,432	$202,374	$187,238

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

Information about our different business segments set forth below is based on the distribution of products and services offered. Cintas evaluates performance based on several factors, of which the primary financial measures are business segment revenue and income before income taxes.

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

	Rentals	Other Services	Corporate	Total
For the three months
ended February 29, 2004
Revenue	$547,474	$149,466	$--	$696,940

Income before income taxes	$95,822	$14,870	$(5,152)	$105,540

For the three months
ended February 28, 2003
Revenue	$523,195	$140,562	$--	$663,757

Income before income taxes	$89,048	$11,176	$(6,609)	$93,615

As of and for the nine months
ended February 29, 2004
Revenue	$1,634,334	$441,571	$--	$2,075,905

Income before income taxes	$295,791	$42,702	$(21,870)	$316,623

Total assets	$2,197,979	$308,167	$248,858	$2,755,004

As of and for the nine months
ended February 28, 2003
Revenue	$1,573,162	$437,279	$--	$2,010,441

Income before income taxes	$274,327	$39,055	$(21,294)	$292,088

Total assets	$2,201,786	$298,228	$77,199	$2,577,213

8.    Supplemental Guarantor Information

On May 13, 2002, Cintas completed the acquisition of Omni Services, Inc. (Omni) for $656,071. The purchase price for Omni was funded with $450,000 in long-term notes, $100,000 of borrowings under a commercial paper program and $106,071 in cash. The $450,000 in long-term notes consists of $225,000 with five-year maturities at an interest rate of 5.125% and $225,000 with ten-year maturities at an interest rate of 6%. An additional working capital payment of $3,055 was made during the third quarter of fiscal year 2003, bringing the total purchase price to $659,126.

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

Condensed consolidating financial statements for Cintas, Corp. 2, and subsidiary guarantors and non-guarantors are presented below:

CONDENSED CONSOLIDATED INCOME STATEMENT
THREE MONTHS ENDED FEBRUARY 29, 2004

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non-Guarantors	Eliminations	Cintas Corporation Consolidated
Revenue:
Rentals	$--	$407,260	$110,433	$29,854	$(73)	$547,474
Other services	--	249,619	59,262	7,473	(166,888)	149,466
Equity in net income of affiliates	66,493	--	--	--	(66,493)	--

	66,493	656,879	169,695	37,327	(233,454)	696,940
Costs and expenses (income):
Cost of rentals	--	253,441	65,587	18,277	(33,834)	303,471
Cost of other services	--	192,562	40,633	4,138	(139,575)	97,758
Selling and administrative expenses	--	180,573	(4,490)	8,282	654	185,019
Interest income	--	(642)	(33)	(131)	--	(806)
Interest expense	--	5,908	(1,020)	1,070	--	5,958

	--	631,842	100,677	31,636	(172,755)	591,400

Income before income taxes	66,493	25,037	69,018	5,691	(60,699)	105,540
Income taxes	--	5,485	31,948	1,614	--	39,047

Net income	$66,493	$19,552	$37,070	$4,077	$(60,699)	$66,493

CONDENSED CONSOLIDATED INCOME STATEMENT
THREE MONTHS ENDED FEBRUARY 28, 2003

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non-Guarantors	Eliminations	Cintas Corporation Consolidated
Revenue:
Rentals	$--	$393,146	$105,872	$24,209	$(32)	$523,195
Other services	--	291,372	48,673	6,479	(205,962)	140,562
Equity in net income of affiliates	59,055	--	--	--	(59,055)	--

	59,055	684,518	154,545	30,688	(265,049)	663,757
Costs and expenses (income):
Cost of rentals	--	257,643	55,154	15,655	(34,514)	293,938
Cost of other services	--	222,737	35,094	3,816	(166,244)	95,403
Selling and administrative expenses	--	173,432	(6,858)	8,170	(552)	174,192
Interest income	--	(617)	(138)	(70)	--	(825)
Interest expense	--	7,307	(674)	801	--	7,434

	--	660,502	82,578	28,372	(201,310)	570,142

Income before income taxes	59,055	24,016	71,967	2,316	(63,739)	93,615
Income taxes	--	5,027	28,289	1,244	--	34,560

Net income	$59,055	$18,989	$43,678	$1,072	$(63,739)	$59,055

CONDENSED CONSOLIDATED INCOME STATEMENT
NINE MONTHS ENDED FEBRUARY 29, 2004

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non-Guarantors	Eliminations	Cintas Corporation Consolidated
Revenue:
Rentals	$--	$1,219,331	$329,870	$85,301	$(168)	$1,634,334
Other services	--	775,213	169,981	23,002	(526,625)	441,571
Equity in net income of affiliates	199,477	--	--	--	(199,477)	--

	199,477	1,994,544	499,851	108,303	(726,270)	2,075,905
Costs and expenses (income):
Cost of rentals	--	769,985	194,142	52,752	(109,928)	906,951
Cost of other services	--	581,608	119,129	13,568	(421,947)	292,358
Selling and administrative expenses	--	533,703	(20,112)	23,931	581	538,103
Interest income	--	(1,360)	(90)	(329)	--	(1,779)
Interest expense	--	19,139	(2,983)	3,150	--	19,306
Write off of loan receivable	--	--	4,343	--	--	4,343

	--	1,903,075	294,429	93,072	(531,294)	1,759,282

Income before income taxes	199,477	91,469	205,422	15,231	(194,976)	316,623
Income taxes	--	16,796	95,620	4,730	--	117,146

Net income	$199,477	$74,673	$109,802	$10,501	$(194,976)	$199,477

CONDENSED CONSOLIDATED INCOME STATEMENT
NINE MONTHS ENDED FEBRUARY 28, 2003

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non-Guarantors	Eliminations	Cintas Corporation Consolidated
Revenue:
Rentals	$--	$1,187,014	$316,282	$69,970	$(104)	$1,573,162
Other services	--	887,331	147,203	23,871	(621,126)	437,279
Equity in net income of affiliates	184,042	--	--	--	(184,042)	--

	184,042	2,074,345	463,485	93,841	(805,272)	2,010,441
Costs and expenses (income):
Cost of rentals	--	770,388	164,999	44,754	(104,112)	876,029
Cost of other services	--	670,978	107,669	14,364	(498,851)	294,160
Selling and administrative expenses	--	534,388	(30,062)	23,979	(1,435)	526,870
Interest income	--	(1,788)	(234)	(154)	--	(2,176)
Interest expense	--	22,800	(1,700)	2,370	--	23,470

	--	1,996,766	240,672	85,313	(604,398)	1,718,353

Income before income taxes	184,042	77,579	222,813	8,528	(200,874)	292,088
Income taxes	--	16,087	88,391	3,568	--	108,046

Net income	$184,042	$61,492	$134,422	$4,960	$(200,874)	$184,042

CONDENSED CONSOLIDATED BALANCE SHEET
AS OF FEBRUARY 29, 2004

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non-Guarantors	Eliminations	Cintas Corporation Consolidated
Assets
Current assets:
Cash and cash equivalents	$--	$85,838	$5,412	$22,502	$--	$113,752
Marketable securities	--	126,316	1,186	7,604	--	135,106
Accounts receivable, net	--	204,335	75,016	8,998	(11,631)	276,718
Inventories	--	188,997	17,892	6,539	(9,232)	204,196
Uniforms and other rental items in service	--	241,099	69,992	16,406	(32,309)	295,188
Prepaid expenses	--	5,881	1,645	546	--	8,072

Total current assets	--	852,466	171,143	62,595	(53,172)	1,033,032

Property and equipment, at cost, net	--	594,545	146,633	41,140	--	782,318

Goodwill	--	113,766	628,663	13,689	--	756,118
Service contracts	--	25,122	103,576	9,290	--	137,988
Other assets	1,390,085	33,138	720,583	146,416	(2,244,674)	45,548

	$1,390,085	$1,619,037	$1,770,598	$273,130	$(2,297,846)	$2,755,004

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$(465,247)	$125,506	$343,703	$6,927	$38,013	$48,902
Accrued compensation and related liabilities	--	19,765	4,807	1,524	--	26,096
Accrued liabilities	49,634	169,701	(62,784)	3,673	(45)	160,179
Income taxes:
Current	--	(29,807)	64,248	(1,057)	(29)	33,355
Deferred	--	(416)	52,831	1,848	--	54,263
Long-term debt due within one year	--	21,793	562	54	(159)	22,250

Total current liabilities	(415,613)	306,542	403,367	12,969	37,780	345,045

Long-term debt due after one year	--	490,663	(50,774)	74,373	(31,686)	482,576
Deferred income taxes	--	9,621	101,609	5,421	--	116,651
Total shareholders' equity	1,805,698	812,211	1,316,396	180,367	(2,303,940)	1,810,732

	$1,390,085	$1,619,037	$1,770,598	$273,130	$(2,297,846)	$2,755,004

CONDENSED CONSOLIDATED BALANCE SHEET
AS OF MAY 31, 2003

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non-Guarantors	Eliminations	Cintas Corporation Consolidated
Assets
Current assets:
Cash and cash equivalents	$--	$16,592	$5,166	$9,329	$1,152	$32,239
Marketable securities	--	23,934	--	1,486	--	25,420
Accounts receivable, net	--	203,438	80,537	8,107	(13,935)	278,147
Inventories	--	218,304	15,845	6,813	(12,552)	228,410
Uniforms and other rental items in service	--	251,118	71,413	16,680	(33,490)	305,721
Prepaid expenses	--	4,865	1,812	930	--	7,607

Total current assets	--	718,251	174,773	43,345	(58,825)	877,544

Property and equipment, at cost, net	--	598,558	136,896	41,978	--	777,432

Goodwill	--	113,334	594,419	14,102	--	721,855
Service contracts	--	29,175	105,178	10,546	--	144,899
Other assets	1,178,948	40,124	780,073	141,282	(2,079,211)	61,216

	$1,178,948	$1,499,442	$1,791,339	$251,253	$(2,138,036)	$2,582,946

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$(465,247)	$11,084	$467,211	$2,848	$38,013	$53,909
Accrued compensation and related liabilities	--	19,451	4,368	1,433	--	25,252
Accrued liabilities	--	178,538	(54,321)	4,657	(992)	127,882
Income taxes:
Current	--	(33,053)	50,841	(1,232)	(29)	16,527
Deferred	--	386	50,828	1,804	--	53,018
Long-term debt due within one year	--	27,798	604	53	(204)	28,251

Total current liabilities	(465,247)	204,204	519,531	9,563	36,788	304,839

Long-term debt due after one year	--	542,572	(49,078)	72,630	(31,361)	534,763
Deferred income taxes	--	9,245	82,795	4,972	--	97,012
Total shareholders' equity	1,644,195	743,421	1,238,091	164,088	(2,143,463)	1,646,332

	$1,178,948	$1,499,442	$1,791,339	$251,253	$(2,138,036)	$2,582,946

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
NINE MONTHS ENDED FEBRUARY 29, 2004

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated
Cash flows from operating activities:
Net income	$199,477	$74,673	$109,802	$10,501	$(194,976)	$199,477
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation	--	56,172	27,304	4,332	--	87,808
Amortization of deferred charges	--	6,180	11,545	1,662	--	19,387
Deferred income taxes	--	(426)	20,817	493	--	20,884
Changes in current assets and liabilities,
net of acquisitions of businesses:
Accounts receivable	--	(897)	8,243	(891)	(2,304)	4,151
Inventories	--	29,307	(296)	274	(3,320)	25,965
Uniforms and other rental items in service	--	10,019	1,421	274	(1,181)	10,533
Prepaid expenses	--	(1,016)	156	384	--	(476)
Accounts payable	--	114,422	(124,057)	4,079	--	(5,556)
Accrued compensation and related liabilities	--	314	439	91	--	844
Accrued liabilities	--	(8,837)	(10,535)	(984)	947	(19,409)
Income taxes payable	--	3,246	13,407	175	--	16,828

Net cash provided by (used in) operating activities	199,477	283,157	58,246	20,390	(200,834)	360,436

Cash flows from investing activities:
Capital expenditures	--	(52,175)	(29,342)	(3,502)	--	(85,019)
Proceeds from sale or redemption of marketable securities	--	31,979	--	195	--	32,174
Purchase of marketable securities	--	(134,361)	(1,186)	(6,313)	--	(141,860)
Acquisitions of businesses, net of cash acquired	--	(1,215)	(48,621)	--	--	(49,836)
Other	(205,837)	(5,675)	22,887	(1,642)	199,962	9,695

Net cash (used in) provided by investing activities	(205,837)	(161,447)	(56,262)	(11,262)	199,962	(234,846)

Cash flows from financing activities:
Repayment of long-term debt	--	(53,060)	(1,738)	1,744	(280)	(53,334)
Issuance of common stock	6,360	--	--	--	--	6,360
Other	--	596	--	2,301	--	2,897

Net cash provided by (used in) financing activities	6,360	(52,464)	(1,738)	4,045	(280)	(44,077)

Net increase (decrease) in cash and cash equivalents	--	69,246	246	13,173	(1,152)	81,513
Cash and cash equivalents at beginning of period	--	16,592	5,166	9,329	1,152	32,239

Cash and cash equivalents at end of period	$--	$85,838	$5,412	$22,502	$--	$113,752

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
NINE MONTHS ENDED FEBRUARY 28, 2003

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated
Cash flows from operating activities:
Net income	$184,042	$61,492	$134,422	$4,960	$(200,874)	$184,042
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation	--	56,359	27,537	3,804	--	87,700
Amortization of deferred charges	--	7,932	11,904	1,458	--	21,294
Deferred income taxes	--	1,305	3,702	348	--	5,355
Changes in current assets and liabilities,
net of acquisitions of businesses:
Accounts receivable	--	19,189	(4,440)	(2,218)	(1,796)	10,735
Inventories	--	(35,205)	(137)	(1,421)	594	(36,169)
Uniforms and other rental items in service	--	(35,825)	459	(2,259)	16,237	(21,388)
Prepaid expenses	--	2,763	(554)	(86)	(3)	2,120
Accounts payable	--	116,124	(112,763)	(13,849)	(68)	(10,556)
Accrued compensation and related liabilities	--	(4,310)	1,827	(38)	--	(2,521)
Accrued liabilities	--	(2,486)	(15,263)	(399)	962	(17,186)
Income taxes payable	--	8,169	23,262	(2,929)	--	28,502

Net cash provided by (used in) operating activities	184,042	195,507	69,956	(12,629)	(184,948)	251,928

Cash flows from investing activities:
Capital expenditures	--	(20,575)	(50,978)	(8,894)	--	(80,447)
Proceeds from sale or redemption of marketable securities	--	12,042	1	1,995	--	14,038
Purchase of marketable securities	--	(481)	--	(4,123)	--	(4,604)
Acquisitions of businesses, net of cash acquired	--	(8,497)	(10,264)	(5,774)	--	(24,535)
Other	(191,677)	(21,210)	14,782	2,674	182,699	(12,732)

Net cash (used in) provided by investing activities	(191,677)	(38,721)	(46,459)	(14,122)	182,699	(108,280)

Cash flows from financing activities:
Repayment of long-term debt	--	(147,792)	(23,355)	18,806	2,249	(150,092)
Issuance of common stock	3,987	--	--	--	--	3,987
Other	3,648	356	--	--	--	4,004

Net cash provided by (used in) financing activities	7,635	(147,436)	(23,355)	18,806	2,249	(142,101)

Net increase (decrease) in cash and cash equivalents	--	9,350	142	(7,945)	--	1,547
Cash and cash equivalents at beginning of period	--	22,440	5,011	13,177	--	40,628

Cash and cash equivalents at end of period	$--	$31,790	$5,153	$5,232	$--	$42,175

CINTAS CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Three Months Ended February 2004 Compared to Three Months Ended February 2003

Revenue Comparison

Total revenue increased 5% for the three months ended February 29, 2004, over the same period in fiscal 2003. While the economy has shown some preliminary signs of recovery, employment numbers through February, 2004, continue to be weak. Since the majority of our revenue is derived from services directly related to employment levels, the continued weakness in employment has caused our internal growth rate to be lower than our stated objective. However, we have continued to grow organically in this environment, mainly through the continued sale of new rental programs and the cross-selling of rental services such as entrance mats and hygiene services to our existing customers.

Rentals operating segment revenues consist primarily of revenues derived from the rental of corporate identity uniforms, mats, shop towels, hygiene (restroom) services and other items. Net Rentals revenue increased 5% for three months ended February 29, 2004, over the same period in the prior fiscal year, primarily due to the sale of new rental programs. Rental revenue growth was negatively impacted by increased lost business and reductions in existing business attributable to the current sluggish economy.

The continued employment weakness in the economy through February, 2004, is reflected in the growth of our Rentals operating segment revenues. Our growth in this segment has been generated mainly through increased revenues from mats and hygiene services versus uniforms, which are more directly linked to employment levels.

Other Services operating segment revenues are derived from the design, manufacture and direct sale of uniforms to our customers, as well as ancillary services including first aid products and services and cleanroom supplies. Revenue from the sale of uniforms and other direct sale items increased 6% for the three months ended February 29, 2004, over the same period in the prior year. The majority of this growth was generated from the acquisition of first aid services businesses. Without the benefit of acquisitions, our revenues would have been flat as compared to the same period last year. The lack of internal growth in this segment is attributed to the continued pressure on our customers in the hotel, gaming, airline and electronics industries.

Expense Comparison

Cost of rentals consists primarily of production expenses, delivery expenses and amortization of in service uniforms and other rental items. Cost of rentals increased 3% for the three months ended February 29, 2004, as compared to the three months ended February 28, 2003, as a result of increased Rentals revenues and increased energy costs. These increases were partially offset by continued productivity improvement in many of our rental operations, especially those operations that absorbed business from the Omni acquisition.

Cost of other services consists primarily of cost of goods sold (predominantly uniforms and first aid products), delivery expenses and distribution expenses. Cost of other services increased 3% for the three months ended February 29, 2004, as compared to the three months ended February 28, 2003, as a result of increased Other Services revenue. Cost of Other Services for the three months ending February 29, 2004, was positively impacted by continued improvement in the sourcing of fabric and finished garments.

Selling and administrative expenses increased 6% for the three months ended February 29, 2004, as compared to the three months ended February 28, 2003. For reporting purposes, medical benefits, retirement benefits and payroll taxes, including workers compensation expense, for all Cintas partners (employees) are included as selling and administrative expenses. The 6% increase reflects the rise in healthcare benefits and other payroll costs including state unemployment and workers compensation expense.

Net interest expense (interest expense less interest income) was $5 million for the three months ended February 29, 2004, compared to $7 million for the same period in the prior fiscal year. This decrease was primarily a result of lower outstanding debt levels as compared to the prior year. Cintas’ effective tax rate was 37% for both the three months ended February 29, 2004 and the three months ended February 28, 2003.

Income Comparison

Net income increased 13% for the three months ended February 29, 2004, over the same period in fiscal 2003, primarily due to increased efficiencies from revenue growth and cost containment initiatives. Diluted earnings per share increased 15% for the three months ended February 29, 2004, over the same period in the prior fiscal year.

Nine Months Ended February 2004 Compared to Nine Months Ended February 2003

Revenue Comparison

Total revenue increased 3% for the nine months ended February 29, 2004, over the same period in fiscal 2004. Since the majority of our revenue is derived from services directly related to employment levels, the difficult economic environment and the continued weakness in employment numbers through February, 2004, have caused our internal growth rate to be lower than our stated objective. However, we have continued to grow organically in this environment, mainly through the continued sale of new rental programs and the cross-selling of rental services such as entrance mats and hygiene services to our existing customers.

Rentals operating segment revenues consist primarily of revenues derived from the rental of corporate identity uniforms, mats, shop towels, hygiene (restroom) services and other items. Net Rentals revenue increased 4% for the nine months ended February 29, 2004, over the same period in the prior fiscal year, primarily due to the sale of new rental programs. Rental revenue growth was negatively impacted by increased lost business and reductions in existing business attributable to the current sluggish economy.

The continued employment weakness in the economy through February, 2004, is reflected in the growth of our Rentals operating segment revenues. Our growth in this segment has been generated mainly through increased revenues from mats and hygiene services versus uniforms, which are more directly linked to employment levels.

Other Services operating segment revenues are derived from the design, manufacture and direct sale of uniforms to our customers, as well as ancillary services including first aid products and services and cleanroom supplies. Revenue from the sale of uniforms and other direct sale items increased 1% for the nine months ended February 29, 2004, over the same period in the prior year, mainly due to the acquisition of first aid services businesses. The majority of the revenue growth obtained from acquisitions within this segment was offset by reduced revenues in our existing business caused by the continued pressure on our customers in the hotel, gaming, airline and electronics industries.

Expense Comparison

Cost of rentals consists primarily of production expenses, delivery expenses and amortization of in service uniforms and other rental items. Cost of rentals increased 4% for the nine months ended February 29, 2004, as compared to the nine months ended February 28, 2003, as a result of increased Rentals revenues and increased energy and wage-related costs. These increases were partially offset by continued productivity improvement in many of our rental operations, especially those operations that absorbed business from the Omni acquisition.

Cost of other services consists primarily of cost of goods sold (predominantly uniforms and first aid products), delivery expenses and distribution expenses. Cost of other services decreased 1% for the nine months ended February 29, 2004, as compared to the nine months ended February 28, 2003. This reduction is primarily due to a combination of lower Other Services revenue, improved efficiencies in distribution and lower sourcing costs.

Selling and administrative expenses increased 2% for the nine months ended February 29, 2004, as compared to the nine months ended February 28, 2003. For reporting purposes, medical benefits, retirement benefits and payroll taxes, including workers compensation expense, for all Cintas partners (employees) are included as selling and administrative expenses. The 2% increase reflects the rise in healthcare benefits and other payroll costs, including state unemployment and workers compensation expense. Increased efficiencies and cost containment initiatives offset a portion of these increases.

Net interest expense (interest expense less interest income) was $18 million for the nine months ended February 29, 2004, compared to $21 million for the same period in the prior fiscal year. This decrease was primarily a result of lower outstanding debt levels as compared to the prior year. Cintas’ effective tax rate was 37% for both the nine months ended February 29, 2004 and February 28, 2003.

Income Comparison

Included in net income is a pre-tax charge of $4.3 million from a write-off of a receivable from a garment manufacturer. Based on developments concerning the supplier’s viability to remain as a going concern, the collectibility of the receivable became doubtful. As such, the receivable was completely written off during the first quarter of fiscal 2004. Net income after the charge increased 8% for the nine months ended February 29, 2004, over the same period in fiscal 2003, primarily due to increased efficiencies from revenue growth and cost containment initiatives. Diluted earnings per share increased 8% for the nine months ended February 29, 2004, over the same period in the prior fiscal year.

Financial Condition

At February 29, 2004, cash, cash equivalents and marketable securities totaled $248,858, an increase of $191,199 million from May 31, 2003. This increase was primarily due to additional cash generation from cost containment initiatives and the absence of any significant acquisitions. A focused reduction in inventory levels also contributed to this increase. The cash, cash equivalents and marketable securities will be used to finance future growth, capital expenditures, repayment of debt and dividends. We believe that our current cash position, funds generated from operations and the strength of our banking relationships are sufficient to meet our anticipated operational and capital requirements.

Net property and equipment increased by $5 million from May 31, 2003 to February 29, 2004. This increase reflects capital requirements for increased capacity needs in certain markets. At the end of the third quarter of fiscal 2004, Cintas had ten uniform rental facilities in various stages of construction.

Following is information regarding Cintas’ long-term contractual obligations and other commitments outstanding as of February 29, 2004:

(In thousands)	Payments Due by Period
	Total	One year or less	Two to three years	Four to five years	After five years
Long-term contractual obligations
Long-term debt (1)	$501,258	$21,714	$13,490	$237,539	$228,515
Capital lease obligations (2)	3,568	536	1,151	1,252	629
Operating leases (3)	47,096	12,745	18,282	11,718	4,351
Unconditional purchase obligations	--	--	--	--	--

Total contractual cash obligations	$551,922	$34,995	$32,923	$250,509	$233,495

(1)	Long-term debt primarily consists of $450,000 in long-term notes.
(2)	Capital lease obligations are classified as long-term debt on the balance sheet.
(3)	Operating leases consist primarily of building leases and synthetic leases on the two corporate jets.

(In thousands)	Amount of Commitment Expiration Per Period
	Total	One year or less	Two to three years	Four to five years	After five Years
Other commercial commitments
Lines of credit (1)	$300,000	$300,000	$--	$--	$--
Standby letter of credit (2)	33,362	33,362	--	--	--
Guarantees	--	--	--	--	--
Standby repurchase obligations	--	--	--	--	--
Other commercial commitments	--	--	--	--	--

Total commercial commitments	$333,362	$333,362	$--	$--	$--

(1)	Back-up facility for the commercial paper program.
(2)	Support certain outstanding debt and self-insured workers’ compensation and general liability insurance programs.

Litigation and Other Contingencies

Cintas is party to litigation in the normal course of business, none of which is expected to have a material impact on operating results. In addition, a class action suit was filed in Federal Court in the Northern District of California in May 2001 alleging that Cintas violated certain federal and state wage and hour laws applicable to its service sales representatives, whom Cintas considers exempt employees, and asserting additional related ERISA claims. Cintas believes it has properly classified its service sales representatives as exempt employees and will vigorously defend these allegations. The estimated liability, if any, relating to these lawsuits has not been determined, but is not expected to have a material adverse effect on the financial statements.

Cintas continues to be the target of a corporate unionization campaign by the Union of Needletrades, Industrial and Textile Employees (UNITE) and Teamsters. These unions are attempting to pressure Cintas into surrendering its employees’ rights to a government-supervised secret ballot election and unilaterally accept union representation. This is unacceptable. Cintas’ philosophy in regard to unions is straightforward: We believe that employees have the right to say yes to union representation and the freedom to say no.

In connection with this campaign, UNITE has publicly stated their intention to file or inspire others to file numerous lawsuits and charges against Cintas, and, in fact, both unions have already filed or inspired others to have filed several of these lawsuits and charges, including, without limitation, a gender and race discrimination class action filed in Federal Court in the Northern District of California. Cintas will vigorously defend any and all such litigation. The estimated liability, if any, related to these lawsuits, individually or in the aggregate, has not been determined, but it is not expected to have a material adverse effect on the financial statements.

The unions’ campaign could be disruptive to our business and could adversely affect results of operations. We will continue to vigorously oppose this campaign and to defend our employees’ rights. Cintas considers its relationships with its employees to be satisfactory.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In our normal operations, Cintas has market risk exposure to interest rates. There has been no significant change in our exposure to these risks, which has been previously disclosed on page 61 of our most recent annual report.

ITEM 4.

CONTROLS AND PROCEDURES.

An evaluation was completed under the supervision and with the participation of Cintas’ management, including Cintas’ President and Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, of the effectiveness of the design and operation of Cintas’ disclosure controls and procedures as of February 29, 2004. Based on these evaluations, Cintas’ management, including the President and Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, concluded that Cintas’ disclosure controls and procedures were effective as of February 29, 2004. There has been no change to Cintas’ internal control over financial reporting that occurred during the third quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, Cintas’ internal control over financial reporting.

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

Date: April 14, 2004	CINTAS CORPORATION (Registrant) BY: /s/William C. Gale —————————————————— William C. Gale Senior Vice President and Chief Financial Officer (Chief Accounting Officer)