Form 10-K
period 2004-05-31
CINTAS CORP
filed 2004-08-16
CIK 723254

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the Fiscal Year Ended May 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-11399

CINTAS CORPORATION

(Exact name of registrant as specified in its charter)

Incorporated under	No. 31-1188630
the Laws of Washington	IRS Employer ID
(State or other juris- diction of incorporation or organization)

6800 Cintas Boulevard

P.O. Box 625737

Cincinnati, Ohio  45262-5737

(Address of principal executive offices)

Phone:  (513) 459-1200

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☐

Indicated by check mark whether the Registrant is an accelerated filer as defined in Exchange Act Rule 12b-2.

YES	NO

☒	☐

The aggregate market value of the Common Stock held by non-affiliates as of November 30, 2003, was $7,978,888,977 based on a closing sale price of $46.69 per share.  As of July 31, 2004, 171,475,331 shares of no par Common Stock were issued and outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement to be filed with the Commission for its 2004 Annual Meeting are incorporated by reference in Part III as specified.

CINTAS CORPORATION

INDEX TO ANNUAL REPORT

ON FORM 10-K

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements.  Forward-looking statements may be identified by words such as estimates, anticipates, projects, plans, expects, intends, believes, should and similar expressions and by the context in which they are used.  Such statements are based upon current expectations of Cintas and speak only as of the date made.  These statements are subject to various risks, uncertainties and other factors that could cause actual results to differ from those set forth in this Annual Report.  Factors that might cause such a difference include the possibility of greater than anticipated operating costs, lower sales volumes, the performance and costs of integration of acquisitions, fluctuations in costs of materials and labor, costs and possible effects of union organizing activities, outcome of pending environmental matters, the initiation or outcome of litigation, higher assumed sourcing or distribution costs of products and the reactions of competitors in terms of price and service.  Cintas undertakes no obligation to update any forward-looking statements to reflect the events or circumstances arising after the date on which they are made.

PART I

ITEM 1.

BUSINESS

Cintas Corporation, a Washington corporation, provides highly specialized services to businesses of all types throughout North America.  Cintas designs, manufactures, and implements corporate identity uniform programs, provides entrance mats, restroom supplies, promotional products, first aid and safety products and services and document management services for over 500,000 businesses.  Cintas was founded in 1968 by Richard T. Farmer, Chairman of the Board, when he left his family’s industrial laundry business in order to develop uniform programs using an exclusive new fabric.  In the early 1970’s, Cintas acquired the family industrial laundry business.

Cintas classifies its businesses into two operating segments: Rentals and Other Services.  The Rentals operating segment designs and manufactures corporate identity uniforms which it rents, along with other items, to its customers.  The Other Services operating segment involves the design, manufacture and direct sale of uniforms to its customers as well as the sale of ancillary services including restroom supplies, first aid and safety products and services, document management services and cleanroom supplies.

The rental markets served by Cintas are highly fragmented and competition for this business varies at each of Cintas’ locations.  There are other companies in the uniform rental business which have financial resources comparable to those of Cintas, although much of the competition consists of smaller local and regional firms. In certain instances, local competitors may also have financial resources comparable to those of Cintas in a particular market.  Cintas believes that the primary competitive factors that affect its operations are product, quality, service, design and price.

The service provided to the rental markets served by Cintas principally consists of the rental and cleaning of uniforms as well as providing ongoing uniform replacements as required to each customer.  Cintas also offers ancillary products which include the rental or sale of entrance mats, fender covers, towels, mops, linen and restroom products and first aid and safety products and services.

Due to its diverse customer base and average account size, the loss of one account would not have a significant financial impact on Cintas.  No individual customer accounts for greater than one percent of Cintas’ total revenues.

In its sale of customized uniforms, Cintas competes on a national basis with other uniform suppliers and manufacturers.

Cintas operates fourteen manufacturing facilities, which provide for a substantial amount of its standard uniform needs.  Additional products are purchased from numerous outside suppliers. Because of Cintas’ ability to manufacture much of its own uniform needs, the loss of one vendor would not have a significant impact on Cintas.  Cintas purchases fabric, used in its manufacturing process, from several suppliers.  Cintas is not aware of any circumstances that would hinder its ability to obtain these materials.

Cintas does not anticipate any material capital expenditures for environmental remediation that would have a material effect on its financial condition. Cintas is not aware of any material non-compliance with environmental laws.

At May 31, 2004, Cintas employed approximately 28,300 employees of which approximately 570 were represented by labor unions.  Cintas is currently the target of a corporate unionization campaign by UNITE HERE and the Teamsters unions.  These unions are attempting to pressure Cintas into surrendering our employees’ rights to a government-supervised election and unilaterally accept union representation.  This is unacceptable.  Cintas’ philosophy in regard to unions is straightforward:  We believe that employees have the right to say yes to union representation and the freedom to say no.  This campaign could be materially disruptive to our business and could materially adversely affect results of operations.  We will continue to vigorously oppose this campaign and to defend our employees’ rights.  Cintas considers its relationships with its employees to be satisfactory.

Cintas files annual and quarterly reports and proxy materials with the Securities and Exchange Commission.  The public may copy these materials at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C.  20549 and may obtain further information concerning the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an internet site that contains the same information regarding Cintas that is filed electronically with the SEC.  The address of that site is: http://www.sec.gov.  Cintas’ Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and current reports on Form 8-K and amendments to those reports are posted on its website, www.cintas.com, as soon as practicable after filing with the SEC.

The following table sets forth the revenues derived from each service segment provided by Cintas.

	Year Ended May 31
	2004	2003	2002
	(in thousands)

Rentals	$2,201,405	$2,101,785	$1,753,368
Other Services	612,654	584,800	517,684
	$2,814,059	$2,686,585	$2,271,052

See Note 13 entitled Segment Information in “Notes to Consolidated Financial Statements.”

ITEM 2.

PROPERTIES

Cintas occupies 351 facilities located in 260 cities, of which 165 facilities are leased for various terms ranging from monthly to the year 2019.  Cintas expects that it will be able to renew its leases on satisfactory terms. All other properties are owned.  The corporate offices provide centrally located administrative functions including accounting, finance, marketing and computer system development and support. Cintas operates processing plants that house administrative, sales and service personnel and the necessary equipment involved in the cleaning of uniforms and bulk items.  Branch operations provide administrative, sales and service functions. Cintas operates seven distribution facilities and has fourteen manufacturing plants.  Cintas also operates facilities that distribute first aid products.  Cintas considers the facilities it operates to be adequate for their intended use. Cintas owns or leases 9,561 vehicles.

The following chart provides additional information concerning Cintas’ facilities:

Type of Facility	# of Facilities

Processing Plant	173

Branch	78

First Aid Facility	46

Document Management	14

Distribution Center	7

Manufacturing Facility	14

Direct Sales Office	19

Total	351

ITEM 3.

LEGAL PROCEEDINGS

Cintas is subject to legal proceedings and claims arising from the ordinary course of its business, including personal injury, customer contract, environmental and employment claims.  In the opinion of management, the aggregate liability, if any, with respect to such ordinary course of business actions, will not have a material adverse effect on the financial position or results of operations of Cintas.  Cintas is party to additional litigation not considered in the ordinary course of business, including the litigation discussed below.

Cintas is a defendant in a purported class action lawsuit, Paul Veliz, et al., v. Cintas Corporation, filed on March 19, 2003, in the United States District Court, Northern District of California, Oakland Division, alleging that Cintas violated certain federal and state wage and hour laws applicable to its service sales representatives, whom Cintas considers exempt employees, and asserting additional related ERISA claims.  The plaintiffs are seeking unspecified monetary damages, injunctive relief, or both.  Cintas denies these claims and is defending the plaintiffs’ allegations.  The court ordered arbitration for all potential plaintiffs except for those that fall into one of four narrowly defined exceptions.  As a result, Cintas believes that a majority of the potential plaintiffs will be required to arbitrate their claims.  No determination has been made by the court or an arbitrator regarding class certification.  There can be no assurance as to whether a class will be certified or, if a class is certified, as to the geographic or other scope of such class.  If a court or arbitrator certifies a class in this action and there is an adverse verdict on the merits, or in the event of a negotiated settlement of the action, the resulting liability and/or any increased costs of operations on an ongoing basis could be material to Cintas.  Any estimated liability relating to this lawsuit is not determinable at this time.

Cintas is also a defendant in a purported class action lawsuit, Robert Ramirez, et al., v. Cintas Corporation, filed on January 20, 2004, and pending in the United States District Court, Northern District of California, San Francisco Division.  The case was brought on behalf of all past and present female, African-American and Hispanic employees of Cintas and its subsidiaries.  The complaint alleges that Cintas has engaged in a pattern and practice of discriminating against women and minorities in recruitment, hiring, promotions, transfers, job assignments and pay.  The complaint seeks injunctive relief, compensatory damages, punitive damages and attorney’s fees, among other things.  Cintas denies these claims and is defending the plaintiffs’ allegations.  No filings or determination has been made as to class certification.  There can be no assurance as to whether a class will be certified or, if a class is certified, as to the geographic or other scope of such class.  If a court certifies a class in this action and there is an adverse verdict on the merits, or in the event of a negotiated settlement of the action, the resulting liability and/or any increased costs of operations on an ongoing basis could be material to Cintas.  Any estimated liability relating to this lawsuit is not determinable at this time.

The litigation discussed above, if decided adversely to or settled by Cintas, may result in liability material to Cintas’ financial condition or results of operations.  Cintas may enter into discussions regarding settlement of these and other lawsuits, and may enter into settlement agreements if it believes such settlement is in the best interests of Cintas’ shareholders.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None in the fourth quarter of fiscal 2004.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY

AND RELATED STOCKHOLDER MATTERS

Market Information

Cintas Corporation’s Common Stock is traded on the NASDAQ National Market System under the symbol

“CTAS”.  The following table shows the high and low closing prices by quarter during the last two fiscal years.

Fiscal 2004 Quarter Ended	High	Low

May 2004	$47.92	$40.20
February 2004	50.68	42.21
November 2003	47.59	36.80
August 2003	41.87	34.55

Fiscal 2003 Quarter Ended	High	Low

May 2003	$37.85	$30.73
February 2003	51.67	30.60
November 2002	51.75	39.15
August 2002	52.46	40.15

Holders

At May 31, 2004, there were approximately 2,000 shareholders of record of Cintas’ Common Stock.  Cintas believes that this represents approximately 65,000 beneficial owners.

Dividends

Dividends on the outstanding Common Stock are paid annually and amounted to $0.29 per share, $0.27 per share and $0.25 per share in fiscal 2004, fiscal 2003 and fiscal 2002, respectively.

Equity Compensation Plan Information

Number of shares
	Number of shares		remaining available
	to be issued	Weighted average	for future issuance
	upon exercise of	exercise price of	under equity
Plan category	outstanding options	outstanding options	compensation plans

Equity compensation plans approved by shareholders	5,936,559	$34.90	5,635,700

Equity compensation plans not approved by shareholders	—	—	—

Total	5,936,559	$34.90	5,635,700

Recent sales of Unregistered Securities

None in the fourth quarter.

Issuer Purchases of Equity Securities

None in the fourth quarter.

ITEM 6.

SELECTED FINANCIAL DATA

Eleven Year Financial Summary

(In thousands except per share and percentage data)

Years Ended May 31	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	10-Year Compd Growth

Revenue	$803,009	929,534	1,103,492	1,261,899	1,476,945	1,751,568	1,901,991	2,160,700	2,271,052	2,686,585	2,814,059	13.4	%(3)
Net Income	$67,141	85,413	98,956	118,557	133,654	138,939	193,387	222,451	234,251	249,253	272,205	15.0%
Pro Forma Net Income (1)	$64,459	80,752	94,151	112,763	128,704	138,939	193,387	222,451	234,251	249,253	272,205	15.5%
Basic EPS	$0.44	0.55	0.64	0.75	0.83	0.84	1.16	1.32	1.38	1.46	1.59	13.7%
Diluted EPS	$0.43	0.55	0.63	0.75	0.82	0.82	1.14	1.30	1.36	1.45	1.58	13.9%
Pro Forma Basic EPS (1)	$0.42	0.52	0.61	0.72	0.80	0.84	1.16	1.32	1.38	1.46	1.59	14.2%
Pro Forma Diluted EPS (1)	$0.41	0.51	0.60	0.71	0.79	0.82	1.14	1.30	1.36	1.45	1.58	14.4%
Dividends Per Share	$0.06	0.07	0.09	0.10	0.12	0.15	0.19	0.22	0.25	0.27	0.29	17.1%
Total Assets	$700,872	816,508	996,046	1,101,182	1,305,400	1,407,818	1,581,342	1,752,224	2,519,234	2,582,946	2,810,297	14.9%
Shareholders’ Equity	$409,053	481,654	553,701	650,603	756,795	871,423	1,042,876	1,231,315	1,423,759	1,646,332	1,887,969	16.5%
Return on Average Equity (2)	17.6%	18.1%	18.2%	18.7%	18.3%	17.1%	20.2%	19.6%	17.6%	16.2%	15.4%
Long-Term Debt	$132,929	164,332	237,550	227,799	307,633	283,581	254,378	220,940	703,250	534,763	473,685

Note:  Results prior to March 24, 1999, have been restated to include Unitog Company.

Results prior to April 8, 1998, have also been restated to include Uniforms To You Companies.

(1)          Results for 1998 and prior years were adjusted on a pro forma basis to reflect the true tax impact of Uniforms To You as if it had been reported as a C Corporation prior to the merger with Cintas.

(2)          Return on average equity using pro forma net income.

(3)          Represents the 10-year compound annual growth rate based on revenue as restated for pooling of interests transactions noted above.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS STRATEGY

We are North America’s leading provider of corporate identity uniforms through rental and sales programs, as well as related business services, including entrance mats, restroom products, first aid and safety products and services, document management services and cleanroom services.  Our services are designed to enhance our customers’ images and to provide additional safety and protection in the workplace.

Our business strategy is to increase our market share of the uniform rental and sales business in North America through the sale of new uniform programs and to provide our customers with all of the products and services we offer.  We will also continue to identify additional product and service opportunities to provide to our current and future customers.  Our long-term goal is to provide a product or service to every business in North America.

To pursue this strategy, we focus on the development of a highly talented and diverse team of employees (who we call partners) – a team that is properly trained and motivated to service our customers.  We support our partners’ service efforts by providing superior products with distinct competitive advantages and we embrace technological advances.

Continuous cost containment and product and process innovation are considered hallmarks of our organization.  A more formalized approach in these areas was recently initiated when we commenced a Six Sigma effort within Cintas.  Six Sigma is an analytical process that assists companies in improving quality and customer satisfaction while reducing cycle time and operating costs.  We are pleased with our progress in this endeavor and are optimistic about the improved efficiencies that this process will yield to Cintas.

We continue to leverage our size and core competencies to become a more valued business service provider to our current and future customers.  We will also continue to supplement our internal growth with strategic acquisitions and the cultivation of new businesses.

RESULTS OF OPERATIONS

Fiscal 2004 marked the 35th consecutive year of uninterrupted growth in sales and profits for Cintas.  In addition to achieving this milestone, Cintas experienced healthy improvements in profitability, cash flow and balance sheet strength. This was accomplished while finalizing the integration of the largest uniform rental acquisition in Cintas’ history, Omni Services, Inc. (Omni).

Cintas classifies its businesses into two operating segments: Rentals and Other Services.  The Rentals operating segment designs and manufactures corporate identity uniforms which it rents, along with other items, to its customers.  The Other Services operating segment involves the design, manufacture and direct sale of uniforms to customers as well as the sale of ancillary products and services.  These ancillary products and services include restroom supplies, first aid and safety products and services, document management services and cleanroom supplies.  All of these services are provided throughout the United States and Canada to businesses of all types - from small service and manufacturing companies to major corporations that employ thousands of people.

The following table sets forth certain consolidated statements of income data as a percentage of revenue by reporting segment and in total for the periods indicated:

	2004	2003	2002
Revenue:
Rentals	78.2%	78.2%	77.2%
Other services	21.8%	21.8%	22.8%

Total revenue	100.0%	100.0%	100.0%

Cost of sales:
Rentals	55.5%	55.8%	54.4%
Other services	66.1%	67.3%	69.6%

Total cost of sales	57.8%	58.3%	57.8%

Gross margin:
Rentals	44.5%	44.2%	45.6%
Other services	33.9%	32.7%	30.4%

Total gross margin	42.2%	41.7%	42.2%

Selling and administrative expenses	25.9%	25.9%	25.6%
Interest income	-0.1%	-0.1%	-0.3%
Interest expense	0.9%	1.2%	0.5%
Write-off of loan receivable	0.1%	—	—

Income before income taxes	15.4%	14.7%	16.4%

As evidenced above, our revenue growth has been consistent between our reporting segments, with Rentals and Other Services each accounting for a consistent percentage of revenue the past two fiscal years.  We have increased our gross margins in both segments in fiscal 2004, while maintaining selling and administrative costs as a percent of revenues.  This overall income improvement occurred despite the soft economy that existed for much of the year and the continued rise in fuel, wage and benefit costs.

FISCAL 2004 COMPARED TO FISCAL 2003

Fiscal 2004 total revenue was $2.8 billion, an increase of 4.7% over fiscal 2003.  This growth was achieved despite the difficult economic environment that existed for much of the year.  Internal growth for fiscal 2004, when adjusted for the additional workday in fiscal 2004 as compared to fiscal 2003, was 3.0%.  Weakness in employment numbers through the first half of our fiscal year directly affected our business, mainly through reduced uniform wearers and usage of related products, and caused our internal growth rate to be lower than our stated objective.  As employment numbers strengthened over the second half of the year, our internal growth rates improved.  Internal growth by quarter is shown in the table below.  Internal growth percentages have been adjusted for the appropriate number of work days, by quarter and for the year, where applicable.

Internal Growth

First Quarter Ending August 31, 2003	1.1%
Second Quarter Ending November 30, 2003	2.3%
Third Quarter Ending February 29, 2004	3.7%
Fourth Quarter Ending May 31, 2004	5.0%

For the Year Ending May 31, 2004	3.0%

Historically, increases in our internal growth rate have lagged employment growth levels as customers add individuals to existing rental or sales programs or enter into new rental or sales programs.  Our organic growth continues to be generated mainly through the continued sale of new uniform rental programs and the increased penetration of ancillary products to our existing customer base.

The remaining growth in total revenue was generated predominantly through acquisitions of first aid and safety service businesses and document management businesses.

Rentals operating segment revenues consist predominantly of revenues derived from the rental of corporate identity uniforms, mats, shop towels and other rental services.  Revenue from the Rentals segment increased 4.3%, when adjusted for the extra workday that occurred in fiscal 2004 as compared to fiscal 2003.  Internal revenue growth for the Rentals segment was 4.2%, adjusted for the additional workday.  The amount of acquired rental volume was insignificant for the year ending May 31, 2004.

The increase in Rentals revenue was primarily due to growth in the customer base as well as the continued penetration of ancillary products into our existing customer base.  New business remained healthy as we experienced continued success in selling uniform rental programs to new customers.  We continue to expand our rental market, with over half of our new business being comprised of customers who were first time users of uniform rental programs.  Rentals revenue growth was mitigated by lost business and reductions in existing business attributable to the sluggish economy, especially during the first half of the year.

Other Services operating segment revenues are predominantly derived from the design, manufacture and direct sale of uniforms to our customers and the sale of other direct sale products and services.  Other direct sale products and services include restroom and cleanroom supplies, first aid and safety products and services and document management services.  Other Services revenue increased 4.4%, when adjusted for the extra workday that occurred in fiscal 2004 as compared to fiscal 2003, primarily due to acquisitions of first aid and safety services and document management businesses.

Internal revenue in the Other Services segment, adjusted for the additional workday in fiscal 2004, decreased by 1.3% for the year.  This decrease was mainly due to the continued difficulty experienced by our uniform direct sale customers in the hospitality and airline industries.  Weakness in the hospitality sector and delayed purchases by large national account customers has continued to impact our direct sales effort.  Partially offsetting this internal revenue decrease in uniform direct sale revenues were increased revenues from the sale of first aid products and services and document management services.

Cost of rentals increased 4.2% over fiscal 2003.  Cost of rentals consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms and other rental items.  The cost increase over fiscal 2003 was primarily driven by the growth in Rentals segment revenues.  An increase in fuel and energy costs and a rise in labor delivery costs also contributed to this increase.  Further assimilation of operations obtained through the Omni acquisition and various cost containment initiatives implemented throughout the year mitigated the increased fuel, energy and delivery costs.

Cost of other services increased 2.8% over fiscal 2003.  Cost of other services consists primarily of cost of goods sold (predominantly uniforms and first aid products), delivery expenses and distribution expenses.  The increase over fiscal 2003 was due to the growth in Other Services revenue, derived predominantly through acquisitions.  The increased volume afforded additional overhead coverage, thereby providing a decrease in cost of other services as a percent to Other Services revenue from 67% in fiscal 2003 to 66% in fiscal 2004.  Sourcing and manufacturing efficiencies and other cost containment initiatives, including Six Sigma initiatives, implemented throughout the year supported this reduction in cost of other services as a percent to Other Services revenue.

Selling and administrative expenses increased 4.6% over fiscal 2003, primarily due to increased revenues.  The continued rise in medical costs and increased legal expenses contributed to the increase.

Net interest expense decreased $6 million from the prior year.  This decrease was primarily a result of lower debt outstanding.  Total outstanding debt decreased $79 million from May 31, 2003 to May 31, 2004, as cash from operations was used to reduce debt which had been incurred predominantly during the acquisition of Omni in May 2002 (see the Liquidity and Capital Resources section below and Note 5 entitled Long-Term Debt of “Note to Consolidated Financial Statements”).

A write-off of a loan receivable from a garment manufacturer is included in net income as a pre-tax charge of $4.3 million. Due to developments concerning the supplier’s viability to remain as a going concern, the collectibility of the receivable was doubtful.  As such, the receivable was completely written off.

Pre-tax income was $432 million, a 9.2% increase over fiscal 2003.  Pre-tax income from the Rentals segment increased 6.7% over the prior year due to higher rental revenue, increased efficiencies obtained from the assimilation of operations obtained from the Omni acquisition and various cost containment initiatives.  Pre-tax income for the Other Services segment increased 19.6% from the prior year, due to increased sales volume, the continued leveraging of fixed costs and sourcing and cost containment initiatives.

Cintas’ effective tax rate was 37% for both fiscal 2004 and fiscal 2003 (see also Note 7 entitled Income Taxes of “Notes to Consolidated Financial Statements”).

Net income for fiscal 2004 of $272 million was a 9% increase over fiscal 2003 and diluted earnings per share of $1.58 was a 9% increase over fiscal 2003.  Return on average equity was 15% in fiscal 2004 and 16% in fiscal 2003.

Cash, cash equivalents and marketable securities increased by $197 million in fiscal 2004, or 341%, primarily due to increased revenues, a reduction in inventory levels and, to a lesser extent, a reduction in uniform and other rental items in service levels.  Cash, cash equivalents and marketable securities will be used to finance future acquisitions, capital expenditures and expansion.  Marketable securities consist primarily of municipal bonds and federal government securities.

Accounts receivable increased $7 million due to increased revenues.  Aggressive collection efforts provided for a lower sequential increase in accounts receivable as compared to total revenue growth.

Inventories decreased $43 million due to improved processes and management systems, including cycle time reductions and other process improvements initiated primarily through our Six Sigma process.  The completion of the Omni product line consolidation also contributed to this decrease in inventory levels.

Net property and equipment increased by $8 million due to real estate purchased in conjunction with acquisitions of first aid and safety services and document management businesses.  Depreciation expense exceeded capital expenditures by $4 million as Cintas continued to consolidate operations obtained from the Omni acquisition in May of 2002.  In addition, due to excess plant capacity and a sluggish economy, Cintas slowed the pace of new plant construction.  During the year, Cintas completed construction of four new uniform rental facilities and has an additional eight uniform rental facilities in various stages of construction to accommodate growth in rental operations.

Total debt decreased $79 million through repayment of certain debt related to the purchase of Omni, net of the change in fair market value of the debt (see Note 5 entitled Long-Term Debt of “Notes to Consolidated Financial Statements”).  This significant debt reduction was possible due to strong cash flows being generated by operations.

FISCAL 2003 COMPARED TO FISCAL 2002

Fiscal 2003 marked the 34th year of uninterrupted growth for Cintas.  Total revenue was $2.7 billion, an increase of 18% over fiscal 2002.  This growth was achieved despite the difficult economic environment that existed throughout the year.  The continued weakness in employment numbers directly affected our business, mainly through reduced uniform wearers, and caused our internal growth rate to be lower than our stated objective.  We continued to grow organically in this environment, mainly through the continued sale of new uniform rental programs.

Rentals operating segment revenues consist predominantly of revenues derived from the rental of corporate identity uniforms, mats, shop towels and other items through our Uniform Rental Division.  Revenue from the Rentals segment increased 20%, primarily due to the acquisition of Omni in the fourth quarter of fiscal 2002 and growth in the customer base.  Despite slow economic growth, internal growth in the Rentals segment, adjusted for one less workday during fiscal 2003, averaged over 4% for the year.  New business remained healthy as we experienced continued success in selling uniform rental programs to new customers.  We continue to expand our rental market, with over half of our new business being comprised of customers who were first time users of uniform rental programs.  Rentals revenue growth was mitigated by increased lost business and reductions in existing business, attributable to the current sluggish economy in the United States and the resulting reduction in the work force.

Other Services operating segment revenues are derived from the design, manufacture and direct sale of uniforms to our customers, as well as the sale of ancillary services including restroom supplies, first aid products and services and cleanroom supplies.  Other Services revenue increased 13%, primarily due to acquisitions made in late fiscal 2002 and increased customer sales.  Despite slow economic growth, internal growth in the Other Services segment, adjusted for one less workday during fiscal 2003, averaged 2% for the year.  Revenues from the sale of ancillary services increased 11% for the year due to increased selling efforts.  This growth was partially offset by a 3% decrease in revenues from the direct sale of uniforms to our customers.  This decrease was primarily a result of continued weakness in the hospitality sector and delayed purchases by large national account customers.  Revenue growth in Other Services was also mitigated by increased lost business and reductions in existing business attributable to the current sluggish economy in the United States and the resulting reduction in the work force.

Cost of rentals increased 23% over fiscal 2002.  Cost of rentals consists primarily of production expenses, delivery expenses and amortization of in service uniforms and other rental items.  The cost increase over fiscal 2002 was primarily driven by the growth in Rentals segment revenues.  A rise in fuel and energy costs as well as an increase in delivery costs associated with the Omni acquisition (primarily due to expanded route geography and smaller route size) also contributed to this increase.  Cost containment initiatives were implemented throughout the year which mitigated the increased fuel, energy and delivery costs.

Cost of other services increased 9% over fiscal 2002.  Cost of other services consists primarily of cost of goods sold (predominantly uniforms and first aid products), delivery expenses and distribution expenses.  The increase over fiscal 2002 was due to the growth in Other Services revenue, derived primarily through acquisitions.  The increased volume afforded additional overhead coverage, thereby providing a decrease in cost of other services as a percent to Other Services revenue from 70% in fiscal 2002 to 67% in fiscal 2003.  Cost containment initiatives implemented throughout the year also supported this reduction in cost of other services as a percent to Other Services revenue.

Selling and administrative expenses increased 20% over fiscal 2002.  This increase was primarily due to increased revenues.  The continued rise in medical costs and additional travel expenses also contributed to this increase.  The increased travel expense was a result of the Omni acquisition and related integration, as well as a return to more normalized travel versus fiscal 2002, when travel expenses were lower due to the impact of the events of September 11.  We also continue to invest heavily in our selling process in order to provide for future growth.

Net interest expense increased $23 million from the prior year.  This increase was primarily a result of interest on $450 million in long-term notes issued in late fiscal 2002 to finance the Omni acquisition (see the Liquidity and Capital Resources section below and Note 5 entitled Long-Term Debt of “Notes to Consolidated Financial Statements”).

Pre-tax income was $396 million, a 7% increase over fiscal 2002.  Pre-tax income from the Rentals segment increased 7% over the prior year, primarily due to the higher rental revenue.  Pre-tax income was negatively impacted by assimilation costs associated with the Omni acquisition.  Pre-tax income for the Other Services segment increased 84% from the prior year, due to increased sales volume and related leveraging of fixed costs.  Cost containment initiatives were implemented throughout the year which mitigated increased delivery, medical and fuel costs.

Cintas’ effective tax rate was 37% for both fiscal 2003 and fiscal 2002 (see also Note 7 entitled Income Taxes of “Notes to Consolidated Financial Statements”).

Net income for fiscal 2003 of $249 million was a 6% increase over fiscal 2002 and diluted earnings per share of $1.45 was a 7% increase over fiscal 2002.  Return on average equity was 16% in fiscal 2003 and 18% in fiscal 2002.

Cash, cash equivalents and marketable securities decreased by $27 million in fiscal 2003, or 32% primarily due to repayment of outstanding commercial paper.  Cash, cash equivalents and marketable securities will be used to finance future acquisitions, capital expenditures and expansion.  Marketable securities consist primarily of municipal bonds and federal government securities.

Accounts receivable decreased $5 million due to increased collection efforts given economic conditions.  Inventories increased $35 million with additional levels needed to support customers obtained through acquisitions, including Omni, and the conversion of Omni customers to our product line.  Additionally, Cintas is now manufacturing more products for our cleanroom and flame resistant clothing customers.

Net property and equipment decreased by $1 million due to the excess of depreciation over capital expenditures.  Certain capital expenditures were delayed in fiscal 2003 given reduced capacity requirements due to the sluggish economy.  In fiscal 2003, Cintas completed construction of six new uniform rental facilities and had an additional six uniform rental facilities in various stages of construction to accommodate growth in rental operations.

Total debt decreased $159 million through repayment of certain debt related to the purchase of Omni, net of the change in fair market value of the debt (see Note 5 entitled Long-Term Debt of “Notes to Consolidated Financial Statements”).  This significant debt reduction was possible due to strong cash flows being generated by operations.

LIQUIDITY AND CAPITAL RESOURCES

At May 31, 2004, Cintas had $254 million in cash, cash equivalents and marketable securities, representing an increase of $197 million from May 31, 2003.  This increase is primarily due to strong operational cash flows and a significant reduction in required inventory levels.   Cash generated from operations was $510 million in fiscal 2004 as compared to $331 million generated in fiscal 2003.  This $179 million increase was primarily due to increased net income in fiscal 2004 and the significant reduction in inventory levels.  In fiscal 2003, inventory levels increased $35 million due to the acquisition of Omni and the subsequent conversion of Omni customers to the Cintas product line.  Additionally, Cintas began manufacturing more products for cleanroom and flame resistant clothing customers.  In fiscal 2004, inventory levels have decreased by $43 million through significant process improvements, including Six Sigma initiatives, and the consolidation of the Omni product line.  Partially offsetting the increased cash flow was cash used for acquisitions of $102 million.  Other significant uses of cash in fiscal 2004 were debt repayments of $69 million (adjusted for a $10 million change in derivatives), capital expenditures of $113 million and dividends of $50 million.

Cintas’ investment policy pertaining to marketable securities is conservative.  Preservation of principal, while earning an attractive yield, is the criteria used in making investment decisions.

Working capital increased $136 million to $709 million in fiscal 2004.  This increase is primarily the result of increased cash and marketable securities partially offset by the decrease in inventories discussed above.

Capital expenditures for fiscal 2004 totaled $113 million, including $94 million for the Rentals segment and $19 million for Other Services.  Cintas continues to reinvest in land, buildings and equipment in an effort to expand capacity for future growth.  Cintas anticipates that capital expenditures for fiscal 2005 will be between $130 and $150 million.

On May 13, 2002, Cintas completed the acquisition of Omni for approximately $659 million.  This acquisition, coupled with smaller acquisitions in both the Rentals and Other Services segments, were financed with a combination of approximately $109 million in cash, $450 million in long-term notes, and approximately $100 million in commercial paper.  As a result of this additional debt, the total debt to total capitalization ratio was 34% at May 31, 2002.  Significant debt repayments occurred in fiscal 2003 ($173 million) and fiscal 2004 ($69 million).  The total debt to total capitalization ratio has decreased to 20% at May 31, 2004.

The $450 million in long-term notes consist of $225 million with five-year maturities at a rate of 5.125% and $225 million with ten-year maturities at a rate of 6%.  Cintas has earned credit ratings on these notes of “A” from Standard & Poor’s and “A2” from Moody’s.  Cintas also utilizes a $300 million commercial paper program, on which it has earned credit ratings of “A-1” from Standard & Poor’s and “Prime-1” from Moody’s.  These ratings reflect Cintas’ commitment to conservative financial policies, strong financial management and a disciplined integration strategy for acquisitions.  The commercial paper program is fully supported by a long-term credit facility that matures in 2009.  As of May 31, 2004, there is no commercial paper outstanding.

During the year, Cintas paid dividends of $50 million, or $0.29 per share.  On a per share basis, this dividend is an increase of 7% over the dividend paid in fiscal 2003.

Following is information regarding Cintas’ long-term contractual obligations and other commitments outstanding as of May 31, 2004:

LONG-TERM CONTRACTUAL OBLIGATIONS

	Payments Due by Period
			Two to
		One year	three	Four to	After five
(In thousands)	Total	or less	years	five years	years

Long-term debt (1)	$480,741	$9,979	$9,979	$232,317	$228,466
Capital lease obligations (2)	3,467	544	1,163	1,146	614
Operating leases (3)	59,042	15,969	22,735	13,210	7,128
Unconditional purchase obligations	—	—	—	—	—
Total contractual cash obligations	$543,250	$26,492	$33,877	$246,673	$236,208

(1)          Reference Note 5 entitled Long-Term Debt of “Notes to Consolidated Financial Statements” for a detailed discussion of long-term debt.

(2)          Capital lease obligations are included in long-term debt detailed in Note 5 entitled Long-Term Debt of “Notes to Consolidated Financial Statements”.

(3)          Operating leases consist primarily of building leases and synthetic leases on the two corporate jets.

OTHER COMMITMENTS

	Amount of Commitment Expiration Per Period
			Two to
		One year	three	Four to	After five
(In thousands)	Total	or less	years	five years	years

Lines of credit (1)	$300,000	$—	$—	$—	$300,000
Standby letters of credit (2)	53,052	53,052	—	—	—
Guarantees	—	—	—	—	—
Standby repurchase obligations	—	—	—	—	—
Other commercial commitments	—	—	—	—	—
Total commercial commitments	$353,052	$53,052	$—	$—	$300,000

(1)          Back-up facility for the commercial paper program (reference Note 5 entitled Long-Term Debt of “Notes to Consolidated Financial Statements” for further discussion).

(2)          Support certain outstanding debt (reference Note 5 entitled Long-Term Debt of “Notes to Consolidated Financial Statements”), self-insured workers’ compensation and general liability insurance programs.

INFLATION AND CHANGING PRICES

Changes in wage, benefits and oil and fuel costs have the potential to materially impact Cintas’ financial results.  Medical benefit costs in particular continue to rise, increasing approximately 18% annually over the last three fiscal years.  Medical benefits accounted for approximately 3% of total revenues in fiscal 2004.

Management believes inflation has not had a material impact on Cintas’ financial condition or a negative impact on operations.

LITIGATION AND ENVIRONMENTAL MATTERS

Cintas is subject to legal proceedings and claims arising from the ordinary course of its business, including personal injury, customer contract, environmental and employment claims.  In the opinion of management, the aggregate liability, if any, with respect to such ordinary course of business actions, will not have a material adverse effect on the financial position or results of operations of Cintas.  Cintas is party to additional litigation not considered in the ordinary course of business, including the litigation discussed below.

Cintas is a defendant in a purported class action lawsuit, Paul Veliz, et al., v. Cintas Corporation, filed on March 19, 2003, in the United States District Court, Northern District of California, Oakland Division, alleging that Cintas violated certain federal and state wage and hour laws applicable to its service sales representatives, whom Cintas considers exempt employees, and asserting additional related ERISA claims.  The plaintiffs are seeking unspecified monetary damages, injunctive relief, or both.  Cintas denies these claims and is defending the plaintiffs’ allegations.  The court ordered arbitration for all potential plaintiffs except for those that fall into one of four narrowly defined exceptions.  As a result, Cintas believes that a majority of the potential plaintiffs will be required to arbitrate their claims.  No determination has been made by the court or an arbitrator regarding class certification.  There can be no assurance as to whether a class will be certified or, if a class is certified, as to the geographic or other scope of such class.  If a court or arbitrator certifies a class in this action and there is an adverse verdict on the merits, or in the event of a negotiated settlement of the action, the resulting liability and/or any increased costs of operations on an ongoing basis could be material to Cintas.  Any estimated liability relating to this lawsuit is not determinable at this time.

Cintas is also a defendant in a purported class action lawsuit, Robert Ramirez, et al., v. Cintas Corporation, filed on January 20, 2004, and pending in the United States District Court, Northern District of California, San Francisco Division.  The case was brought on behalf of all past and present female, African-American and Hispanic employees of Cintas and its subsidiaries.  The complaint alleges that Cintas has engaged in a pattern and practice of discriminating against women and minorities in recruitment, hiring, promotions, transfers, job assignments and pay.  The complaint seeks injunctive relief, compensatory damages, punitive damages and attorney’s fees, among other things.  Cintas denies these claims and is defending the plaintiffs’ allegations.  No filings or determination has been made as to class certification.  There can be no assurance as to whether a class will be certified or, if a class is certified, as to the geographic or other scope of such class.  If a court certifies a class in this action and there is an adverse verdict on the merits, or in the event of a negotiated settlement of the action, the resulting liability and/or any increased costs of operations on an ongoing basis could be material to Cintas.  Any estimated liability relating to this lawsuit is not determinable at this time.

The litigation discussed above, if decided adversely to or settled by Cintas, may result in liability material to Cintas’ financial condition or results of operations.  Cintas may enter into discussions regarding settlement of these and other lawsuits, and may enter into settlement agreements if it believes such settlement is in the best interests of Cintas’ shareholders.

Cintas is subject to various environmental laws and regulations, as are other companies in the industry.  While costs related to environmental compliance are not a material component of the cost of rentals, Cintas must incur capital expenditures and associated operating costs for water treatment and waste removal on a regular basis.  Environmental spending amounted to approximately $12 million in fiscal 2004 and $12 million in fiscal 2003.  This spending includes labor and chemical costs for water treatment, as well as costs for waste removal.  Capital expenditures to limit or monitor hazardous substances were $3 million in fiscal 2004 and $3 million in fiscal 2003.  These expenditures were primarily related to the purchase of water treatment systems.

NEW ACCOUNTING STANDARDS

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51.  The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.  Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity.  Cintas adopted this Interpretation on July 1, 2003, with no material effect to its financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (SFAS 148), Accounting for Stock-Based Compensation - Transition and Disclosure.  This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  Cintas continues to apply Accounting Principles Board Opinion No. 25 for the method used to account for stock-based employee compensation arrangements, where applicable, but has adopted the disclosure requirements of SFAS 148.

CRITICAL ACCOUNTING POLICIES

The preparation of Cintas’ consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and judgments that have a significant effect on the amounts reported in the financial statements and accompanying notes.  These critical accounting policies should be read in conjunction with Note 1 entitled Significant Accounting Policies in “Notes to Consolidated Financial Statements”.  Significant changes, estimates or assumptions related to any of the following critical accounting policies could possibly have a material impact on the financial statements.

Revenue recognition

Rental revenue is recognized when services are performed and other services revenue is recognized when products are shipped and the title and risks of ownership pass to the customer.  Cintas also establishes an allowance for uncollectible accounts.  This allowance is an estimate based on historical rates of collectibility.  An uncollectible accounts provision is recorded for overdue amounts, beginning with a nominal percentage and increasing substantially as the account ages.  The amount provided as the account ages will differ slightly between the Rentals and Other Services segments, because of differences in customers served and the nature of each business segment.

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market.  Substantially all inventories represent finished goods.  Cintas applies a commonly accepted practice of using inventory turns to apply variances between actual to standard costs to the inventory balances.  The judgments and estimates used to calculate inventory turns will have an impact on the valuation of inventory at the lower of cost or market.  Inventory obsolescence is determined by specific identification, as well as an estimate based on historical rates of obsolescence.

Uniforms and other rental items in service

Uniform and other rental items in service are valued at cost less amortization, calculated using the straight-line method.  Uniforms in service (other than cleanroom and flame resistant garments) are amortized over their useful life of eighteen months.  Other rental items including shop towels, mats, cleanroom garments, flame resistant garments, linens and restroom dispensers are amortized over their useful lives of eight to forty-eight months.  The amortization rates used are based on industry experience, Cintas’ experience and wear tests performed by Cintas.  These factors are critical to determining the amount of in service inventory that is presented in the financial statements.

Property and equipment

Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which is typically thirty to forty years for buildings, five to twenty years for building improvements, three to ten years for equipment and two to five years for leasehold improvements.  When events or circumstances indicate that the carrying amount of long-lived assets may not be recoverable, the estimated future cash flows (undiscounted) are compared to the carrying amount of the assets.  If the estimated future cash flows are less than the carrying amount of the assets, an impairment loss is recorded.  The impairment loss is measured by comparing the fair value of the assets with their carrying amounts.  Fair value is determined by discounted cash flows or appraised values, as appropriate.  Long-lived assets that are held for disposal are reported at the lower of the carrying amount or the fair value, less estimated costs related to disposition.

Goodwill and impairment

Goodwill, primarily obtained through acquisitions of businesses, is valued at cost less any impairment.  Cintas performs an annual impairment test.  Based on the results of the impairment tests, Cintas has not recognized an impairment of goodwill for the years ended May 31, 2004, 2003 or 2002.

Service contracts and other assets

Service contracts and other assets, which consist primarily of noncompete and consulting agreements obtained through acquisitions of businesses, are amortized by use of the straight-line method over the estimated lives of the agreements, which are generally five to ten years.  Certain noncompete agreements, as well as all service contracts, require that a valuation be determined using a discounted cash flow model.  The assumptions and judgments used in these models involve estimates of cash flows and discount rates, among other factors.  Because of the assumptions used to value these intangible assets, actual results over time could vary from original estimates.

Environmental and litigation

Cintas is subject to legal proceedings and claims related to environmental matters arising from the ordinary course of business.  U.S. generally accepted accounting principles require that a liability for contingencies be recorded when it is probable that a liability has occurred and the amount of the liability can be reasonably estimated.  Significant judgment is required to determine the existence of a liability, as well as the amount to be recorded.  Cintas regularly consults with attorneys to ensure that all of the relevant facts and circumstances are considered before a contingent liability is recorded.  While a significant change in assumptions and judgments could have a material impact on the amounts recorded for contingent liabilities, Cintas does not believe that they will result in a material adverse effect on the financial statements.  A detailed discussion of litigation matters is included in Note 12 entitled Litigation and Environmental Matters of “Notes to Consolidated Financial Statements”.

Income taxes

Deferred tax assets and liabilities are determined by the differences between the financial statement carrying amounts and the tax basis of assets and liabilities.  Please reference Note 7 entitled Income Taxes of “Notes to Consolidated Financial Statements” for the types of items that give rise to significant deferred income tax assets and liabilities.  Deferred income taxes are classified as assets or liabilities based on the classification of the related asset or liability for financial reporting purposes.  Deferred income taxes that are not related to an asset or liability for financial reporting are classified according to the expected reversal date.  Cintas regularly reviews deferred tax assets for recoverability based upon projected future taxable income and the expected timing of the reversals of existing temporary differences.  As a result of this review, Cintas has not established a valuation allowance against the deferred tax assets.

Cintas is periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due.  These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions.  In evaluating the exposure associated with various filing positions, Cintas records reserves for probable exposures.  Based on Cintas’ evaluation of current tax positions, Cintas believes it has appropriately accrued for probable exposures.

OUTLOOK

As we look forward to fiscal 2005, our outlook is positive, but guarded.  The economy has been gaining traction as employment figures strengthen.  Our internal growth rates have been improving as well.  We see significant upside potential for all of our business units, especially given our relatively low 9% market share of a $31 billion estimated potential market.  Although difficult to predict, we anticipate continued growth in all of our business units.  Overall performance will be largely driven by the continued recovery in the economy.

In the marketplace, competition and related pricing pressure will continue; however, we believe cost containment initiatives, technological advances and continued leverage of our infrastructure will soften or offset any impact.

When appropriate opportunities arise, we will supplement our internal growth with strategic acquisitions.

Like most other companies, we experienced, and anticipate continuing to experience, increased costs for wages and benefits, including medical benefits.  Changes in oil and fuel costs also have the potential to impact our results.

Cintas is currently the target of a corporate unionization campaign by UNITE HERE and the Teamsters unions.  These unions are attempting to pressure Cintas into surrendering our employees’ rights to a government-supervised election and unilaterally accept union representation.  This is unacceptable.  Cintas’ philosophy in regard to unions is straightforward:  We believe that employees have the right to say yes to union representation and the freedom to say no.  This campaign could be materially disruptive to our business and could materially adversely affect results of operations.  We will continue to vigorously oppose this campaign and to defend our employees’ rights.

We believe that the high level of customer service provided by our partners and supported by our infrastructure, quality products, financial resources and corporate culture will provide for continued business success.  However, a number of factors influence future revenue, margins and profit which make forecasting difficult.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURE

ABOUT MARKET RISK

Cintas manages interest rate risk by using a combination of variable and fixed rate debt, marketable securities and interest rate swap agreements.  Earnings are affected by changes in short-term interest rates due to the use of variable rate notes and revolving credit facilities amounting to approximately $230 million, with an average interest rate of 2.63%.  This exposure is limited by the purchase of marketable securities and interest rate swap agreements as a hedge against variability in short-term rates.  If short-term rates change by one-half percent (or 50 basis points), Cintas’ income before taxes would change by approximately $1.1 million.  This estimated exposure considers the mitigating effects of marketable securities and swap agreements on the change in the cost of variable rate debt.  This analysis does not consider the effects of a change in economic activity or a change in Cintas’ capital structure.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Audited Consolidated Financial Statements for the Years Ended May 31, 2004, 2003 and 2002

Report of Independent Registered Public Accounting Firm

The Board of Directors

Cintas Corporation

We have audited the accompanying consolidated balance sheets of Cintas Corporation as of May 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended May 31, 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cintas Corporation at May 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Cincinnati, Ohio
July 1, 2004

CINTAS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Years Ended May 31

(In thousands except per share data)

	2004	2003	2002
Revenue:
Rentals	$2,201,405	$2,101,785	$1,753,368
Other services	612,654	584,800	517,684
	2,814,059	2,686,585	2,271,052

Costs and expenses (income):
Cost of rentals	1,222,638	1,173,666	953,352
Cost of other services	404,929	393,711	360,330
Selling and administrative expenses	727,618	695,437	580,469
Interest income	(2,650)	(2,905)	(5,636)
Interest expense	25,101	30,917	10,952
Write-off of loan receivable	4,343	—	—
	2,381,979	2,290,826	1,899,467

Income before income taxes	432,080	395,759	371,585
Income taxes	159,875	146,506	137,334
Net income	$272,205	$249,253	$234,251

Basic earnings per share	$1.59	$1.46	$1.38

Diluted earnings per share	$1.58	$1.45	$1.36

Dividends declared and paid per share	$.29	$.27	$.25

See accompanying notes.

CINTAS CORPORATION

CONSOLIDATED BALANCE SHEETS

As of May 31

(In thousands except share data)

	2004	2003

Assets
Current assets:
Cash and cash equivalents	$87,357	$32,239
Marketable securities	166,964	25,420
Accounts receivable, principally trade, less allowance of $8,354 and $7,737, respectively	285,592	278,147
Inventories, net	185,585	228,410
Uniforms and other rental items in service	301,350	305,721
Prepaid expenses	7,395	7,607
Total current assets	1,034,243	877,544

Property and equipment, at cost, net	785,310	777,432

Goodwill	805,441	721,855
Service contracts, net	144,664	144,899
Other assets, net	40,639	61,216
	$2,810,297	$2,582,946

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$53,451	$53,909
Accrued compensation and related liabilities	31,804	25,252
Accrued liabilities	146,226	127,882
Income taxes:
Current	36,640	16,527
Deferred	47,042	53,018
Long-term debt due within one year	10,523	28,251
Total current liabilities	325,686	304,839

Long-term debt due after one year	473,685	534,763

Deferred income taxes	122,957	97,012

Shareholders’ equity:
Preferred stock, no par value: 100,000 shares authorized, none outstanding	—	—
Common stock, no par value: 425,000,000 shares authorized, 171,377,679 and 170,599,993 shares issued and outstanding, respectively	94,569	76,124
Retained earnings	1,790,547	1,568,071
Other accumulated comprehensive income (loss):
Foreign currency translation	4,474	4,427
Unrealized loss on derivatives	(1,621)	(2,290)
Total shareholders’ equity	1,887,969	1,646,332
	$2,810,297	$2,582,946

See accompanying notes.

CINTAS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

				Other
				Accumulated	Total
	Common Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Income (Loss)	Equity
Balance at May 31, 2001	169,371	$62,409	$1,174,330	$(5,424)	$1,231,315

Cumulative effect of accounting change for SFAS 133, net of tax	—	—	—	(44)	(44)
Net income	—	—	234,251	—	234,251
Equity adjustment for foreign currency translation	—	—	—	561	561
Change in fair value of derivatives	—	—	—	(2,978)	(2,978)
Comprehensive income					231,834
Dividends	—	—	(42,454)	—	(42,454)
Effects of acquisitions	137	—	(991)	—	(991)
Stock options exercised net of shares surrendered	422	3,247	—	—	3,247
Tax benefit resulting from exercise of employee stock options	—	852	—	—	852
Balance at May 31, 2002	169,930	66,508	1,365,136	(7,885)	1,423,759

Net income	—	—	249,253	—	249,253
Equity adjustment for foreign currency translation	—	—	—	9,290	9,290
Change in fair value of derivatives	—	—	—	732	732
Comprehensive income					259,275
Dividends	—	—	(46,003)	—	(46,003)
Effects of acquisitions	74	2,800	(315)	—	2,485
Stock options exercised net of shares surrendered	596	5,699	—	—	5,699
Tax benefit resulting from exercise of employee stock options	—	1,117	—	—	1,117
Balance at May 31, 2003	170,600	76,124	1,568,071	2,137	1,646,332

Net income	—	—	272,205	—	272,205
Equity adjustment for foreign currency translation	—	—	—	47	47
Change in fair value of derivatives	—	—	—	669	669
Comprehensive income					272,921
Dividends	—	—	(49,634)	—	(49,634)
Effects of acquisitions	274	11,550	(95)	—	11,455
Stock options exercised net of shares surrendered	504	5,868	—	—	5,868
Tax benefit resulting from exercise of employee stock options	—	1,027	—	—	1,027
Balance at May 31, 2004	171,378	$94,569	$1,790,547	$2,853	$1,887,969

See accompanying notes.

CINTAS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended May 31

(In thousands)

	2004	2003	2002

Cash flows from operating activities:
Net income	$272,205	$249,253	$234,251
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	117,285	115,320	101,215
Amortization of deferred charges	25,974	27,741	18,810
Deferred income taxes	15,839	7,648	20,629
Change in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable	(488)	4,044	3,162
Inventories	46,396	(35,638)	31,731
Uniforms and other rental items in service	4,381	(24,781)	(27,257)
Prepaid expenses	246	2,597	1,330
Accounts payable	(3,223)	(6,648)	3,345
Accrued compensation and related liabilities	6,552	(3,734)	(12,696)
Accrued liabilities	4,429	(9,851)	4,534
Income taxes payable	20,113	4,736	(1,621)
Net cash provided by operating activities	509,709	330,687	377,433

Cash flows from investing activities:
Capital expenditures	(112,888)	(115,019)	(107,284)
Proceeds from sale or redemption of marketable securities	48,078	23,790	157,419
Purchase of marketable securities	(189,622)	(4,752)	(165,372)
Acquisitions of businesses, net of cash acquired	(101,654)	(37,173)	(732,227)
Other	12,282	(3,068)	(1,882)
Net cash used in investing activities	(343,804)	(136,222)	(849,346)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	640,245
Repayment of long-term debt	(68,764)	(172,891)	(160,612)
Stock options exercised	5,868	5,699	3,247
Dividends paid	(49,634)	(46,003)	(42,454)
Other	1,743	10,341	(1,609)
Net cash (used in) provided by financing activities	(110,787)	(202,854)	438,817

Net increase (decrease) in cash and cash equivalents	55,118	(8,389)	(33,096)
Cash and cash equivalents at beginning of year	32,239	40,628	73,724
Cash and cash equivalents at end of year	$87,357	$32,239	$40,628

See accompanying notes.

CINTAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share and share data)

1.               SIGNIFICANT ACCOUNTING POLICIES

Business description.  Cintas Corporation (Cintas) provides highly specialized services to businesses of all types throughout North America.  Cintas designs, manufactures, and implements corporate identity uniform programs, provides entrance mats, restroom supplies, promotional products, and first aid and safety products and services and document management services for over 500,000 businesses.

Cintas classifies its businesses into two operating segments: Rentals and Other Services.  The Rentals operating segment designs and manufactures corporate identity uniforms which it rents, along with other items, to its customers.  The Other Services operating segment involves the design, manufacture and direct sale of uniforms to its customers, as well as the sale of ancillary services including restroom supplies, first aid products and services, document management and cleanroom supplies.  All of these services are provided throughout the United States and Canada to businesses of all types - from small service manufacturing companies to major corporations that employ thousands of people.

Principles of consolidation.  The consolidated financial statements include the accounts of Cintas and its subsidiaries.  Intercompany balances and transactions have been eliminated.

Use of estimates.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Financial results could differ from those estimates.

Cash and cash equivalents.  Cintas considers all highly liquid investments with a maturity of three months or less, at date of purchase, to be cash equivalents.

Marketable securities.  All marketable securities are comprised of debt securities and classified as available-for-sale.  The majority of these debt securities are obligations of state and political subdivisions.

Accounts receivable.  Accounts receivable are comprised of amounts owed through product shipments and are presented net of an allowance for uncollectible accounts.  This allowance is an estimate based on historical rates of collectibility.  An uncollectible accounts provision is recorded for overdue amounts, beginning with a nominal percentage and increasing substantially as the account ages.  The amount provided as the account ages will differ slightly between the Rentals and Other Services segments because of differences in customers served and the nature of each business segment.

Inventories.  Inventories are valued at the lower of cost (first-in, first-out) or market.  Substantially all inventories represent finished goods.

Uniforms and other rental items in service.  These items are valued at cost less amortization, calculated using the straight-line method.  Uniforms in service (other than cleanroom and flame resistant garments) are amortized over their useful life of eighteen months.  Other rental items including shop towels, mats, cleanroom garments, flame resistant garments, linens and restroom dispensers are amortized over their useful lives of eight to forty-eight months.

Property and equipment.  Depreciation is calculated using the straight-line method primarily over the following estimated useful lives, in years:

Buildings	30 to 40
Building improvements	5 to 20
Equipment	3 to 10
Leasehold improvements	2 to 5

Long-lived assets.  When events or circumstances indicate that the carrying amount of long-lived assets may not be recoverable, the estimated future cash flows (undiscounted) are compared to the carrying amount of the assets.  If the estimated future cash flows are less than the carrying amount of the assets, an impairment loss is recorded.  The impairment loss is measured by comparing the fair value of the assets with their carrying amounts. Fair value is determined by discounted cash flows or appraised values, as appropriate.  Long-lived assets that are held for disposal are reported at the lower of the carrying amount or the fair value, less estimated costs related to disposition.

Goodwill.  As of June 1, 2001, Cintas adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets, which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition.  This accounting standard requires that goodwill be separately disclosed from other intangible assets in the balance sheet, and no longer be amortized, but tested for impairment on at least an annual basis.  The provisions of this accounting standard also required the completion of a transitional impairment test within six months of adoption, with any impairments identified treated as a cumulative effect of a change in accounting principle.

Cintas completed the transitional goodwill impairment test for the year ended May 31, 2002, and the annual goodwill impairment test for the years ended May 31, 2004, 2003 and 2002, as required by SFAS 142.  Based on the results of the impairment tests, Cintas was not required to recognize an impairment of goodwill.  Cintas will continue to perform future impairment tests as required by SFAS 142 as of March 1 of each year.

Service contracts and other assets.  Service contracts and other assets, which consist primarily of noncompete and consulting agreements obtained through acquisitions of businesses, are amortized by use of the straight-line method over the estimated lives of the agreements, which are generally five to ten years.

Accrued liabilities.  Accrued liabilities consist primarily of insurance, medical and profit sharing obligations and legal and environmental contingencies.  These are recorded when it is probable that a liability has occurred and the amount of the liability can be reasonably estimated.

Stock options.  Cintas applies the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.  Accordingly, no compensation expense has been reflected in the financial statements as the exercise price of options granted to employees is equal to the fair market value of Cintas’ common stock on the date of grant.  Cintas has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation.

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148 (SFAS 148), Accounting for Stock-Based Compensation - Transition and Disclosure.  This Statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  Cintas continues to apply Accounting Principles Board Opinion No. 25 for the method used to account for stock-based employee compensation arrangements, where applicable, but adopted the disclosure requirements of SFAS 148 during fiscal 2003.

For purposes of pro forma disclosure, the estimated fair value of Cintas’ stock options is amortized to expense over the options’ vesting period.  Pro forma results as if Cintas accounted for its stock-based employee compensation using the fair value based alternative appear below:

	2004	2003	2002

Net income, as reported	$272,205	$249,253	$234,251
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,127)	(6,062)	(4,785)

Pro forma net income	$265,078	$243,191	$229,466

Earnings per share:

Basic – as reported	$1.59	$1.46	$1.38
Basic – pro forma	$1.55	$1.43	$1.35

Diluted – as reported	$1.58	$1.45	$1.36
Diluted – pro forma	$1.54	$1.41	$1.33

The effects of providing pro forma disclosure are not representative of earnings to be reported for future years.

Derivatives and hedging activities.  Effective June 1, 2001, Cintas adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivatives and Hedging Activities, as amended.  This standard requires the recognition of all derivatives on the balance sheet at fair value and recognition of the resulting gains or losses as adjustments to earnings or other comprehensive income.  The adoption of this new standard resulted in a cumulative effect of change in accounting principle of $44 recorded in other comprehensive loss to reflect the interest rate swaps described in Note 5 entitled Long-Term Debt.

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

Cintas uses interest rate swap and lock agreements as hedges against variability in short-term interest rates.  These agreements effectively convert a portion of the floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense.  Cintas uses the Hypothetical Derivative Method for assessing the effectiveness of these swaps.  The effectiveness of these swaps is reviewed at least every fiscal quarter.  Cintas also uses reverse interest rate swap agreements to convert a portion of fixed rate debt to a floating rate basis, thus hedging for changes in the fair value of the fixed rate debt being hedged.  Cintas has determined that the interest rate swap agreements referenced in Note 5 entitled Long-Term Debt, designated as fair value hedges, qualify for treatment under the short-cut method of measuring effectiveness.  Under the provisions of SFAS 133, these hedges are determined to be perfectly effective and there is no requirement to periodically evaluate effectiveness.

Revenue recognition.  Rental revenue is recognized when services are performed and other services revenue is recognized when products are shipped and the title and risks of ownership pass to the customer.  Cintas also establishes an estimate of allowances for uncollectible accounts when revenue is recorded.

Fair value of financial instruments.  The following methods and assumptions were used by Cintas in estimating the fair value of financial instruments:

Cash and cash equivalents.  The amounts reported approximate market value.

Marketable securities.  The amounts reported are at cost, which approximates market value.  Market values are based on quoted market prices.

Long-term debt.  The amounts reported are at a carrying value which approximates market value.  Market values are determined using similar debt instruments currently available to Cintas that are consistent with the terms, interest rates and maturities.

Reclassification.  Certain prior year amounts have been reclassified to conform with current year presentation.

Other accounting pronouncements. In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51.  The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.  Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity.  Cintas adopted Financial Interpretation No. 46 on July 1, 2003, and it did not have a material effect on the financial statements.

2.               MARKETABLE SECURITIES

All marketable securities are comprised of debt securities and classified as available-for-sale.  Realized gains and losses and declines in value determined to be other than temporary on available-for-sale securities are included in interest income.  The cost of the securities sold is based on the specific identification method.  Interest on securities classified as available-for-sale is included in interest income.

The following is a summary of marketable securities:

	2004		2003
		Estimated		Estimated
	Cost	Fair Value	Cost	Fair Value

Obligations of state and political subdivisions	$134,921	$133,888	$23,632	$23,984
U.S. Treasury securities and obligations of U.S. government agencies	112	109	283	290
Other debt securities	31,931	31,799	1,505	1,509
	$166,964	$165,796	$25,420	$25,783

The gross realized gains on sales of available-for-sale securities totaled $19, $105 and $585 for the years ended May 31, 2004, 2003 and 2002, and the gross realized losses totaled $0, $10 and $95, respectively.  Net unrealized (losses)/gains are $(1,168) and $363 at May 31, 2004 and 2003, respectively.

The cost and estimated fair value of debt securities at May 31, 2004, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay the obligations without prepayment penalties.

		Estimated
	Cost	Fair Value

Due in one year or less	$60,426	$60,412
Due after one year through three years	106,538	105,384
	$166,964	$165,796

3.               PROPERTY AND EQUIPMENT

	2004	2003

Land	$67,360	$65,878
Buildings and improvements	411,878	401,860
Equipment	741,740	718,890
Leasehold improvements	10,577	9,808
Construction in progress	59,250	61,728
	1,290,805	1,258,164
Less: accumulated depreciation	505,495	480,732
	$785,310	$777,432

4.               GOODWILL, SERVICE CONTRACTS AND OTHER ASSETS

Changes in the carrying amount of goodwill for the years ended May 31, 2004 and 2003, by operating segment, are as follows:

		Other
	Rentals	Services	Total

Balance as of June 1, 2002	$645,445	$33,153	$678,598
Goodwill acquired during fiscal 2003	26,510	16,747	43,257
Balance as of May 31, 2003	671,955	49,900	721,855
Goodwill acquired during fiscal 2004	13,306	70,280	83,586
Balance as of May 31, 2004	$685,261	$120,180	$805,441

Information regarding Cintas’ service contracts and other assets follows:

	As of May 31, 2004
	Carrying	Accumulated
	Amount	Amortization	Net

Service contracts	$216,997	$72,333	$144,664

Noncompete and consulting agreements	$33,720	$19,665	$14,055
Other	29,100	2,516	26,584
Total	$62,820	$22,181	$40,639

	As of May 31, 2003
	Carrying	Accumulated
	Amount	Amortization	Net

Service contracts	$232,826	$87,927	$144,899

Noncompete and consulting agreements	$55,456	$38,990	$16,466
Other	46,401	1,651	44,750
Total	$101,857	$40,641	$61,216

Amortization expense was $25,974, $27,741 and $18,810 for the years ended May 31, 2004, 2003 and 2002, respectively.  Estimated amortization expense, excluding any future acquisitions, for each of the next five years is $25,237, $23,369, $21,753, $19,501 and $17,180, respectively.

5.               LONG-TERM DEBT

	2004	2003
Secured and unsecured term notes due through 2004 at an average rate of 9.98%	$—	$3,000
Unsecured term notes due through 2026 at an average rate of 5.54%	464,368	496,013
Unsecured notes due through 2009 at an average rate of 7.11%	11,489	54,382
Industrial development revenue bonds due through 2015 at an average rate of 2.33%	4,884	5,701
Other	3,467	3,918
	484,208	563,014
Less: amounts due within one year	10,523	28,251
	$473,685	$534,763

Debt in the amount of $8,351 is secured by assets with a carrying value of $10,006 at May 31, 2004.  Cintas has letters of credit outstanding at May 31, 2004, approximating $53,052.  Maturities of long-term debt during each of the next five years are $10,523, $7,085, $4,057, $232,736 and $727, respectively.

Interest expense is net of capitalized interest of $521, $186 and $594 for the years ended May 31, 2004, 2003 and 2002, respectively.  Interest paid, net of amount capitalized, was $25,825, $20,766 and $11,017 for the years ended May 31, 2004, 2003 and 2002, respectively.

Cintas has a commercial paper program supported by a $300 million long-term credit facility.  As of May 31, 2004, there is no commercial paper outstanding.

Cintas uses interest rate swap and lock agreements as hedges against variability in short-term interest rates.  These agreements effectively convert a portion of floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense.  There were no outstanding agreements of this type at May 31, 2004.  Cintas has also entered into two reverse interest rate swap agreements to protect the debt against changes in the fair value due to changes in the benchmark interest rate.  The reverse interest rate swap agreements utilized by Cintas effectively modify Cintas’ exposure to interest risk by converting Cintas’ fixed rate debt to a floating rate.  These agreements involve the receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the agreements without an exchange of underlying principal amount.  The mark-to-market values of both the fair value hedging instruments and the underlying debt obligations are equal and recorded as offsetting gains and losses in current period earnings.  The fair value hedges are 100% effective.  The reverse interest rate swap agreements total $225 million, expire in June 2007 and allow Cintas to receive an effective interest rate of approximately 5.13% and pay an interest rate based on LIBOR.

6.               LEASES

Cintas conducts certain operations from leased facilities and leases certain equipment.  Most leases contain renewal options for periods from one to ten years.  The lease agreements provide for increases in rentals if the options are exercised based on increases in certain price level factors or other prearranged factors.  It is anticipated that expiring leases will be renewed or replaced.  The minimum rental payments under noncancelable lease arrangements for each of the next five years and thereafter are $15,969, $12,903, $9,832, $7,767, $5,443 and $7,128, respectively.  Rent expense under operating leases during the years ended May 31, 2004, 2003 and 2002 was $22,743, $25,083 and $18,377, respectively.

7.               INCOME TAXES

	2004	2003	2002
Income taxes consist of the following components:
Current:
Federal	$132,105	$128,198	$105,027
State and local	12,291	13,136	11,849
	144,396	141,334	116,876
Deferred	15,479	5,172	20,458
	$159,875	$146,506	$137,334

	2004	2003	2002
Reconciliation of income tax expense using the statutory rate and actual income tax expense is as follows:
Income taxes at the U.S. federal statutory rate	$151,228	$138,515	$129,979
State and local income taxes, net of federal benefit	8,939	9,160	8,786
Other	(292)	(1,169)	(1,431)
	$159,875	$146,506	$137,334

The components of deferred income taxes included on the balance sheets are as follows:

	2004	2003
Deferred tax assets:
Employee benefits	$2,079	$3,891
Allowance for bad debts	2,900	3,159
Inventory obsolescence	12,070	11,969
Insurance and contingencies	10,983	7,841
Other	7,210	10,775
	35,242	37,635

Deferred tax liabilities:
In service inventory	84,024	90,392
Property	87,477	69,178
Intangibles	27,846	24,709
Other	5,894	3,386
	205,241	187,665

Net deferred tax liability	$169,999	$150,030

Income taxes paid were $118,125, $139,794 and $120,553 for the years ended May 31, 2004, 2003 and 2002, respectively.

U.S. income taxes of $368, net of foreign tax credits, have not been provided for on a cumulative total of approximately $37,400 of undistributed earnings for certain non-U.S. subsidiaries as of May 31, 2004.  Cintas intends to reinvest these earnings indefinitely in operations outside the United States.

8.               ACQUISITIONS

For all acquisitions accounted for as purchases, including insignificant acquisitions (37 businesses for the year ended May 31, 2004, and 30 businesses for the year ended May 31, 2003), the purchase price paid for each has been allocated to the fair value of the assets acquired and liabilities assumed.  The following summarizes the aggregate purchase price for all businesses acquired:

	2004	2003
Fair value of assets acquired	$131,847	$40,858
Fair value of liabilities assumed and incurred	18,535	4,168
Total cash paid for acquisitions	$113,312	$36,690

The results of operations for the acquired businesses are included in the consolidated statements of income from the dates of acquisition.  The pro forma revenue, net income and earnings per share information relating to acquired businesses are not presented because they are not significant.

9.               DEFINED CONTRIBUTION PLANS

Cintas’ Partners’ Plan is a non-contributory profit sharing plan and ESOP for the benefit of substantially all U.S. Cintas employees who have completed one year of service.  The plan also includes a 401(k) savings feature covering substantially all employees.  The amounts of contributions to the profit sharing plan and ESOP, as well as the matching contribution to the 401(k), are made at the discretion of Cintas.  Total contributions, including Cintas’ matching contributions, were $22,160, $20,100 and $19,283 for the years ended May 31, 2004, 2003 and 2002, respectively.

Cintas also has a non-contributory deferred profit sharing plan (DPSP), which covers substantially all Canadian employees.  In addition, a registered retirement savings plan (RRSP) is offered to those employees.  The amounts of contributions to the DPSP, as well as the matching contribution to the RRSP, are made at the discretion of Cintas.  Total contributions were $1,055, $860 and $786 for the years ended May 31, 2004, 2003 and 2002, respectively.

10.         EARNINGS PER SHARE

Earnings per share are computed in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share.  The basic computations are computed based on the weighted average number of common shares outstanding during each period.  The diluted computations reflect the potential dilution that could occur if stock options were exercised into common stock, under certain circumstances, that then would share in the earnings of Cintas.

The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective years:

	2004	2003	2002

Numerator:
Net income	$272,205	$249,253	$234,251

Denominator:
Denominator for basic earnings per share – weighted average shares (000’s)	170,960	170,262	169,713
Effect of dilutive securities - employee stock options (000’s)	1,412	1,775	2,531
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions (000’s)	172,372	172,037	172,244

Basic earnings per share	$1.59	$1.46	$1.38

Diluted earnings per share	$1.58	$1.45	$1.36

11.         STOCK BASED COMPENSATION

Under the stock option plan adopted by Cintas in fiscal 2000, Cintas may grant officers and key employees incentive stock options and/or non-qualified stock options to purchase an aggregate of 9,000,000 shares of Cintas’ common stock.  Options are granted at the fair market value of the underlying common stock on the date of grant and generally vest and become exercisable at the rate of 20% per year commencing five years after grant, so long as the holder remains an employee of Cintas.

The information presented in the following table relates primarily to stock options granted and outstanding under either the plan adopted in fiscal 2000 or under similar plans:

		Weighted Average
	Shares	Exercise Price

Outstanding May 31, 2001 (555,544 shares exercisable)	5,726,193	$24.11
Granted	823,750	47.32
Cancelled	(171,600)	30.64
Exercised	(517,246)	11.93
Outstanding May 31, 2002 (674,595 shares exercisable)	5,861,097	28.31
Granted	1,226,800	40.60
Cancelled	(426,967)	33.77
Exercised	(681,697)	13.60
Outstanding May 31, 2003 (753,916 shares exercisable)	5,979,233	32.12
Granted	1,214,800	39.73
Cancelled	(650,734)	35.52
Exercised	(606,740)	16.44
Outstanding May 31, 2004 (811,700 shares exercisable)	5,936,559	$34.90

The following table summarizes the information related to stock options outstanding at May 31, 2004:

		Outstanding Options		Exercisable Options
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Option	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$ 9.25 - 23.54	1,607,182	2.29	$18.70	696,652	$16.63
24.38 - 39.29	1,701,101	7.77	36.31	101,163	30.42
39.42 - 42.67	1,732,151	6.81	41.97	5,450	42.18
42.69 - 53.19	896,125	7.47	46.98	8,435	47.02
$ 9.25 - 53.19	5,936,559	5.96	$34.90	811,700	$18.84

At May 31, 2004, 5,635,700 shares of common stock are reserved for future issuance under the 2000 plan.

Pro forma information regarding earnings and earnings per share is required by SFAS 123 and has been determined as if Cintas had accounted for its stock options granted subsequent to May 31, 1995, under the fair value method of SFAS 123.  The weighted average fair value of stock options granted during fiscal 2004, 2003 and 2002 was $18.43, $19.43 and $22.65, respectively.  The fair value of these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	2004	2003	2002

Risk free interest rate	4.00%	4.00%	4.75%
Dividend yield	.50%	.50%	.50%
Expected volatility of Cintas’ common stock	35%	34%	34%
Expected life of the option in years	9	9	9

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are freely transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  Because Cintas’ options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in Cintas’ opinion existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

12.         LITIGATION AND ENVIRONMENTAL MATTERS

Cintas is subject to legal proceedings and claims arising from the ordinary course of its business, including personal injury, customer contract, environmental and employment claims.  In the opinion of management, the aggregate liability, if any, with respect to such ordinary course of business actions, will not have a material adverse effect on the financial position or results of operations of Cintas.  Cintas is party to additional litigation not considered in the ordinary course of business, including the litigation discussed below.

Cintas is a defendant in a purported class action lawsuit, Paul Veliz, et al., v. Cintas Corporation, filed on March 19, 2003, in the United States District Court, Northern District of California, Oakland Division, alleging that Cintas violated certain federal and state wage and hour laws applicable to its service sales representatives, whom Cintas considers exempt employees, and asserting additional related ERISA claims.  The plaintiffs are seeking unspecified monetary damages, injunctive relief, or both.  Cintas denies these claims and is defending the plaintiffs’ allegations.  The court ordered arbitration for all potential plaintiffs except for those that fall into one of four narrowly defined exceptions.  As a result, Cintas believes that a majority of the potential plaintiffs will be required to arbitrate their claims.  No determination has been made by the court or an arbitrator regarding class certification.  There can be no assurance as to whether a class will be certified or, if a class is certified, as to the geographic or other scope of such class.  If a court or arbitrator certifies a class in this action and there is an adverse verdict on the merits, or in the event of a negotiated settlement of the action, the resulting liability and/or any increased costs of operations on an ongoing basis could be material to Cintas.  Any estimated liability relating to this lawsuit is not determinable at this time.

Cintas is also a defendant in a purported class action lawsuit, Robert Ramirez, et al., v. Cintas Corporation, filed on January 20, 2004, and pending in the United States District Court, Northern District of California, San Francisco Division.  The case was brought on behalf of all past and present female, African-American and Hispanic employees of Cintas and its subsidiaries.  The complaint alleges that Cintas has engaged in a pattern and practice of discriminating against women and minorities in recruitment, hiring, promotions, transfers, job assignments and pay.  The complaint seeks injunctive relief, compensatory damages, punitive damages and attorney’s fees, among other things.  Cintas denies these claims and is defending the plaintiffs’ allegations.  No filings or determination has been made as to class certification.  There can be no assurance as to whether a class will be certified or, if a class is certified, as to the geographic or other scope of such class.  If a court certifies a class in this action and there is an adverse verdict on the merits, or in the event of a negotiated settlement of the action, the resulting liability and/or any increased costs of operations on an ongoing basis could be material to Cintas.  Any estimated liability relating to this lawsuit is not determinable at this time.

The litigation discussed above, if decided adversely to or settled by Cintas, may result in liability material to Cintas’ financial condition or results of operations.  Cintas may enter into discussions regarding settlement of these and other lawsuits, and may enter into settlement agreements if it believes such settlement is in the best interests of Cintas’ shareholders.

13.         SEGMENT INFORMATION

Cintas classifies its businesses into two operating segments: Rentals and Other Services.  The Rentals operating segment designs and manufactures corporate identity uniforms which it rents, along with other items, to its customers.  The Other Services operating segment involves the design, manufacture and direct sale of uniforms to customers as well as the sale of ancillary products and services.  These ancillary products and services include restroom supplies, first aid and safety products and services, document management services and cleanroom supplies.  All of these services are provided throughout the United States and Canada to businesses of all types - from small service and manufacturing companies to major corporations that employ thousands of people.

Information as to the operations of Cintas’ different business segments is set forth below based on the distribution of products and services offered.  Cintas evaluates performances based on several factors of which the primary financial measures are business segment revenue and income before income taxes.  The accounting policies of the business segments are the same as those described in Note 1 entitled Significant Accounting Policies.

		Other
	Rentals	Services	Corporate	Total

May 31, 2004
Revenue	$2,201,405	$612,654	$—	$2,814,059

Gross margin	$978,767	$207,725	$—	$1,186,492
Selling and administrative expenses	581,380	146,238	—	727,618
Interest income	—	—	(2,650)	(2,650)
Interest expense	—	—	25,101	25,101
Write-off of loan receivable	—	—	4,343	4,343
Income before income taxes	$397,387	$61,487	$(26,794)	$432,080
Depreciation and amortization	$126,210	$17,049	$—	$143,259
Capital expenditures	$93,428	$19,460	$—	$112,888
Total assets	$2,194,817	$361,159	$254,321	$2,810,297

May 31, 2003
Revenue	$2,101,785	$584,800	$—	$2,686,585

Gross margin	$928,119	$191,089	$—	$1,119,208
Selling and administrative expenses	555,748	139,689	—	695,437
Interest income	—	—	(2,905)	(2,905)
Interest expense	—	—	30,917	30,917
Income before income taxes	$372,371	$51,400	$(28,012)	$395,759
Depreciation and amortization	$127,223	$15,838	$—	$143,061
Capital expenditures	$108,453	$6,566	$—	$115,019
Total assets	$2,210,585	$314,702	$57,659	$2,582,946

May 31, 2002
Revenue	$1,753,368	$517,684	$—	$2,271,052

Gross margin	$800,016	$157,354	$—	$957,370
Selling and administrative expenses	451,097	129,372	—	580,469
Interest income	—	—	(5,636)	(5,636)
Interest expense	—	—	10,952	10,952
Income before income taxes	$348,919	$27,982	$(5,316)	$371,585
Depreciation and amortization	$103,586	$16,439	$—	$120,025
Capital expenditures	$98,938	$8,346	$—	$107,284
Total assets	$2,144,544	$289,604	$85,086	$2,519,234

14.         QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the results of operations for each of the quarters within the years ended May 31, 2004 and 2003:

	First	Second	Third	Fourth
May 31, 2004	Quarter	Quarter	Quarter	Quarter

Revenue	$677,656	$701,309	$696,940	$738,154
Gross margin	$287,448	$293,437	$295,711	$309,896
Net income	$63,327	$69,657	$66,493	$72,728
Basic earnings per share	$.37	$.41	$.39	$.42
Diluted earnings per share	$.37	$.40	$.39	$.42
Weighted average number of shares outstanding (000’s)	170,652	170,804	171,088	171,299

	First	Second	Third	Fourth
May 31, 2003	Quarter	Quarter	Quarter	Quarter

Revenue	$665,726	$680,958	$663,757	$676,144
Gross margin	$282,013	$283,823	$274,416	$278,956
Net income	$61,647	$63,340	$59,055	$65,211
Basic earnings per share	$.36	$.37	$.35	$.38
Diluted earnings per share	$.36	$.37	$.34	$.38
Weighted average number of shares outstanding (000’s)	170,036	170,189	170,322	170,516

15.         SUPPLEMENTAL GUARANTOR INFORMATION

Effective June 1, 2000, Cintas reorganized its legal structure and created Cintas Corporation No. 2 (Corp. 2) as its indirectly, wholly-owned principal operating subsidiary.  Cintas and its wholly-owned, direct and indirect domestic subsidiaries, other than Corp. 2, unconditionally guaranteed, jointly and severally, debt of Corp. 2.

On May 13, 2002, Cintas completed the acquisition of Omni Services, Inc. (Omni) for $656,071.  The purchase price for Omni was funded with $450,000 in long-term notes, $100,000 of borrowings under a commercial paper program and $106,071 in cash.  The $450,000 in long-term notes consists of $225,000 with five-year maturities at an interest rate of 5.125% and $225,000 with ten-year maturities at an interest rate of 6%.  An additional working capital payment of $3,055 was made during the second quarter of fiscal 2003, bringing the total purchase price to $659,126.  Corp. 2 was the issuer of the $450,000 long-term notes, which are unconditionally guaranteed, jointly and severally, by Cintas Corporation and the subsidiary guarantors.

As allowed by SEC rules, the following condensed consolidating financial statements are provided as an alternative to filing separate financial statements of the guarantors.  Each of the subsidiaries presented in the condensed financial statements has been fully consolidated in Cintas’ financial statements.  The condensed consolidating financial statements should be read in conjunction with the financial statements of Cintas and notes thereto of which this note is an integral part.

Condensed consolidating financial statements for Cintas, Corp. 2, the subsidiary guarantors and non-guarantors are presented below:

CONDENSED CONSOLIDATING INCOME STATEMENT

YEAR ENDED MAY 31, 2004

	Cintas		Subsidiary			Cintas Corporation
	Corporation	Corp. 2	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue:
Rentals	$—	$1,642,663	$443,817	$115,161	$(236)	$2,201,405
Other services	—	1,049,363	244,514	31,227	(712,450)	612,654
Equity in net income of affiliates	272,205	—	—	—	(272,205)	—
	272,205	2,692,026	688,331	146,388	(984,891)	2,814,059

Costs and expenses (income):
Cost of rentals	—	1,020,448	277,529	71,213	(146,552)	1,222,638
Cost of other services	—	796,749	163,525	18,429	(573,774)	404,929
Selling and administrative expenses	—	711,086	(21,470)	36,352	1,650	727,618
Interest income	—	(2,079)	(97)	(474)	—	(2,650)
Interest expense	—	43,040	(22,137)	4,198	—	25,101
Write-off of loan receivable	—	—	4,343	—	—	4,343
	—	2,569,244	401,693	129,718	(718,676)	2,381,979

Income before income taxes	272,205	122,782	286,638	16,670	(266,215)	432,080
Income taxes	—	7,160	146,176	6,539	—	159,875
Net income	$272,205	$115,622	$140,462	$10,131	$(266,215)	$272,205

CONDENSED CONSOLIDATING INCOME STATEMENT

YEAR ENDED MAY 31, 2003

	Cintas		Subsidiary			Cintas Corporation
	Corporation	Corp. 2	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue:
Rentals	$—	$1,583,589	$422,470	$95,873	$(147)	$2,101,785
Other services	—	1,183,250	199,301	31,113	(828,864)	584,800
Equity in net income of affiliates	249,253	—	—	—	(249,253)	—
	249,253	2,766,839	621,771	126,986	(1,078,264)	2,686,585

Costs and expenses (income):
Cost of rentals	—	1,017,510	236,648	61,074	(141,566)	1,173,666
Cost of other services	—	896,668	141,277	19,074	(663,308)	393,711
Selling and administrative expenses	—	691,202	(29,329)	34,958	(1,394)	695,437
Interest income	—	(2,428)	(253)	(224)	—	(2,905)
Interest expense	—	47,000	(19,308)	3,225	—	30,917
	—	2,649,952	329,035	118,107	(806,268)	2,290,826

Income before income taxes	249,253	116,887	292,736	8,879	(271,996)	395,759
Income taxes	—	11,017	131,645	3,844	—	146,506
Net income	$249,253	$105,870	$161,091	$5,035	$(271,996)	$249,253

CONDENSED CONSOLIDATING INCOME STATEMENT

YEAR ENDED MAY 31, 2002

						Cintas
	Cintas		Subsidiary			Corporation
	Corporation	Corp. 2	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue:
Rentals	$—	$1,289,261	$382,184	$82,096	$(173)	$1,753,368
Other services	—	896,807	181,217	22,434	(582,774)	517,684
Equity in net income of affiliates	234,251	—	—	—	(234,251)	—
	234,251	2,186,068	563,401	104,530	(817,198)	2,271,052

Costs and expenses (income):
Cost of rentals	—	789,092	226,452	48,024	(110,216)	953,352
Cost of other services	—	680,366	129,561	16,919	(466,516)	360,330
Selling and administrative expenses	—	596,112	(38,864)	27,034	(3,813)	580,469
Interest income	—	(5,042)	(385)	(209)	—	(5,636)
Interest expense	—	48,616	(37,617)	(47)	—	10,952
	—	2,109,144	279,147	91,721	(580,545)	1,899,467

Income before income taxes	234,251	76,924	284,254	12,809	(236,653)	371,585
Income taxes	—	12,319	120,452	4,563	—	137,334
Net income	$234,251	$64,605	$163,802	$8,246	$(236,653)	$234,251

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MAY 31, 2004

						Cintas
	Cintas		Subsidiary			Corporation
	Corporation	Corp. 2	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$56,455	$8,057	$22,845	$—	$87,357
Marketable securities	—	150,652	—	16,312	—	166,964
Accounts receivable, net	—	210,026	79,425	8,703	(12,562)	285,592
Inventories, net	—	169,532	20,249	6,575	(10,771)	185,585
Uniforms and other rental items in service	—	243,887	70,741	16,003	(29,281)	301,350
Prepaid expenses	—	6,006	1,011	378	—	7,395
Total current assets	—	836,558	179,483	70,816	(52,614)	1,034,243

Property and equipment, at cost, net	—	596,037	149,461	39,812	—	785,310
Goodwill	—	124,845	667,128	13,468	—	805,441
Service contracts, net	—	106,348	29,653	8,663	—	144,664
Other assets, net	1,419,869	29,861	769,746	141,897	(2,320,734)	40,639
	$1,419,869	$1,693,649	$1,795,471	$274,656	$(2,373,348)	$2,810,297

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$(465,247)	$168,429	$298,501	$13,755	$38,013	$53,451
Accrued compensation and related liabilities	—	23,863	6,307	1,634	—	31,804
Accrued liabilities	—	179,525	(36,472)	4,148	(975)	146,226
Current income taxes	—	(33,638)	69,796	511	(29)	36,640
Deferred income taxes	—	601	44,630	1,811	—	47,042
Long-term debt due within one year	—	9,655	655	372	(159)	10,523
Total current liabilities	(465,247)	348,435	383,417	22,231	36,850	325,686

Long-term debt due after one year	—	482,360	(49,928)	72,529	(31,276)	473,685
Deferred income taxes	—	9,621	108,143	5,193	—	122,957
Total shareholders’ equity	1,885,116	853,233	1,353,839	174,703	(2,378,922)	1,887,969
	$1,419,869	$1,693,649	$1,795,471	$274,656	$(2,373,348)	$2,810,297

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MAY 31, 2003

						Cintas
	Cintas		Subsidiary			Corporation
	Corporation	Corp. 2	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$16,592	$5,166	$9,329	$1,152	$32,239
Marketable securities	—	23,934	—	1,486	—	25,420
Accounts receivable, net	—	203,438	80,537	8,107	(13,935)	278,147
Inventories, net	—	218,304	15,845	6,813	(12,552)	228,410
Uniforms and other rental items in service	—	251,118	71,413	16,680	(33,490)	305,721
Prepaid expenses	—	4,865	1,812	930	—	7,607
Total current assets	—	718,251	174,773	43,345	(58,825)	877,544

Property and equipment, at cost, net	—	598,558	136,896	41,978	—	777,432
Goodwill	—	113,334	594,419	14,102	—	721,855
Service contracts, net	—	119,375	14,978	10,546	—	144,899
Other assets, net	1,178,948	41,467	778,730	141,282	(2,079,211)	61,216
	$1,178,948	$1,590,985	$1,699,796	$251,253	$(2,138,036)	$2,582,946

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$(465,247)	$102,627	$375,668	$2,848	$38,013	$53,909
Accrued compensation and related liabilities	—	19,451	4,368	1,433	—	25,252
Accrued liabilities	—	178,538	(54,321)	4,657	(992)	127,882
Current income taxes	—	(33,053)	50,841	(1,232)	(29)	16,527
Deferred income taxes	—	386	50,828	1,804	—	53,018
Long-term debt due within one year	—	27,798	604	53	(204)	28,251
Total current liabilities	(465,247)	295,747	427,988	9,563	36,788	304,839

Long-term debt due after one year	—	542,572	(49,078)	72,630	(31,361)	534,763
Deferred income taxes	—	9,245	82,795	4,972	—	97,012
Total shareholders’ equity	1,644,195	743,421	1,238,091	164,088	(2,143,463)	1,646,332
	$1,178,948	$1,590,985	$1,699,796	$251,253	$(2,138,036)	$2,582,946

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED MAY 31, 2004

						Cintas
	Cintas		Subsidiary	Non-		Corporation
	Corporation	Corp. 2	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$272,205	$115,622	$140,462	$10,131	$(266,215)	$272,205
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	—	89,294	22,237	5,754	—	117,285
Amortization of deferred charges	—	18,013	5,754	2,207	—	25,974
Deferred income taxes	—	591	15,020	228	—	15,839
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable	—	(5,689)	7,265	(691)	(1,373)	(488)
Inventories	—	48,832	(893)	238	(1,781)	46,396
Uniforms and other rental items in service	—	7,231	682	677	(4,209)	4,381
Prepaid expenses	—	(1,141)	835	552	—	246
Accounts payable	—	65,802	(79,932)	10,907	—	(3,223)
Accrued compensation and related liabilities	—	4,412	1,939	201	—	6,552
Accrued liabilities	—	(2,552)	7,473	(509)	17	4,429
Income taxes payable	—	(585)	18,955	1,743	—	20,113

Net cash provided by (used in) operating activities	272,205	339,830	139,797	31,438	(273,561)	509,709

Cash flows from investing activities:
Capital expenditures	—	(81,638)	(28,452)	(2,798)	—	(112,888)
Proceeds from sale or redemption of marketable securities	—	46,185	1,185	708	—	48,078
Purchase of marketable securities	—	(172,903)	(1,185)	(15,534)	—	(189,622)
Acquisitions of businesses, net of cash acquired	—	(18,251)	(83,246)	(157)	—	(101,654)
Other	(229,466)	(5,716)	(24,409)	(406)	272,279	12,282

Net cash (used in) provided by investing activities	(229,466)	(232,323)	(136,107)	(18,187)	272,279	(343,804)

Cash flows from financing activities:
Repayment of long-term debt	—	(68,313)	(799)	218	130	(68,764)
Stock options exercised	5,868	—	—	—	—	5,868
Dividends paid	(49,634)	—	—	—	—	(49,634)
Other	1,027	669	—	47	—	1,743

Net cash (used in) provided by financing activities	(42,739)	(67,644)	(799)	265	130	(110,787)

Net increase (decrease) in cash and cash equivalents	—	39,863	2,891	13,516	(1,152)	55,118
Cash and cash equivalents at beginning of period	—	16,592	5,166	9,329	1,152	32,239
Cash and cash equivalents at end of period	$—	$56,455	$8,057	$22,845	$—	$87,357

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED MAY 31, 2003

						Cintas
	Cintas		Subsidiary	Non-		Corporation
	Corporation	Corp. 2	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$249,253	$105,870	$161,091	$5,035	$(271,996)	$249,253
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	—	88,110	22,027	5,183	—	115,320
Amortization of deferred charges	—	16,915	8,843	1,983	—	27,741
Deferred income taxes	—	(1,492)	6,080	3,060	—	7,648
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable	—	22,307	(11,121)	(7,445)	303	4,044
Inventories	—	(35,428)	(1,430)	(1,857)	3,077	(35,638)
Uniforms and other rental items in service	—	(40,709)	(158)	(3,579)	19,665	(24,781)
Prepaid expenses	—	2,556	201	(157)	(3)	2,597
Accounts payable	—	57,958	(52,963)	(11,675)	32	(6,648)
Accrued compensation and related liabilities	—	(3,990)	(140)	396	—	(3,734)
Accrued liabilities	—	6,840	(17,061)	355	15	(9,851)
Income taxes payable	—	1,836	6,757	(3,857)	—	4,736

Net cash provided by (used in) operating activities	249,253	220,773	122,126	(12,558)	(248,907)	330,687

Cash flows from investing activities:
Capital expenditures	—	(48,196)	(51,621)	(15,202)	—	(115,019)
Proceeds from sale or redemption of marketable securities	—	19,241	(222)	4,771	—	23,790
Purchase of marketable securities	—	(702)	221	(4,271)	—	(4,752)
Acquisitions of businesses, net of cash acquired	—	(8,829)	(22,255)	(6,089)	—	(37,173)
Other	(210,066)	(17,906)	(20,507)	(3,934)	249,345	(3,068)

Net cash (used in) provided by investing activities	(210,066)	(56,392)	(94,384)	(24,725)	249,345	(136,222)

Cash flows from financing activities:
Repayment of long-term debt	—	(170,961)	(27,587)	24,943	714	(172,891)
Stock options exercised	5,699	—	—	—	—	5,699
Dividends paid	(46,003)	—	—	—	—	(46,003)
Other	1,117	732	—	8,492	—	10,341

Net cash (used in) provided by financing activities	(39,187)	(170,229)	(27,587)	33,435	714	(202,854)

Net (decrease) increase in cash and cash equivalents	—	(5,848)	155	(3,848)	1,152	(8,389)
Cash and cash equivalents at beginning of period	—	22,440	5,011	13,177	—	40,628
Cash and cash equivalents at end of period	$—	$16,592	$5,166	$9,329	$1,152	$32,239

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED MAY 31, 2002

						Cintas
	Cintas		Subsidiary	Non-		Corporation
	Corporation	Corp. 2	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$234,251	$64,605	$163,802	$8,246	$(236,653)	$234,251
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	—	66,885	29,789	4,541	—	101,215
Amortization of deferred charges	—	10,795	6,267	1,748	—	18,810
Deferred income taxes	—	(96,769)	116,195	1,203	—	20,629
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable	—	(28,735)	18,906	12,229	762	3,162
Inventories	—	30,105	59	(1,832)	3,399	31,731
Uniforms and other rental items in service	—	(10,463)	(13,189)	(2,608)	(997)	(27,257)
Prepaid expenses	—	1,730	(167)	(233)	—	1,330
Accounts payable	—	(56,812)	66,266	(4,841)	(1,268)	3,345
Accrued compensation and related liabilities	—	(10,153)	(2,420)	(123)	—	(12,696)
Accrued liabilities	—	(31,892)	34,950	1,212	264	4,534
Income taxes payable	—	(489)	(3,131)	1,999	—	(1,621)

Net cash provided by (used in) operating activities	234,251	(61,193)	417,327	21,541	(234,493)	377,433

Cash flows from investing activities:
Capital expenditures	—	(89,806)	(10,175)	(7,303)	—	(107,284)
Proceeds from sale or redemption of marketable securities	—	152,128	—	5,291	—	157,419
Purchase of marketable securities	—	(159,545)	—	(5,827)	—	(165,372)
Acquisitions of businesses, net of cash acquired	(656,070)	(49,071)	(14,059)	(13,027)	—	(732,227)
Other	214,006	(60,554)	(366,318)	(23,304)	234,288	(1,882)

Net cash (used in) provided by investing activities	(442,064)	(206,848)	(390,552)	(44,170)	234,288	(849,346)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	639,383	(27,112)	27,974	—	640,245
Repayment of long-term debt	—	(157,341)	(3,444)	(32)	205	(160,612)
Stock options exercised	3,247	—	—	—	—	3,247
Dividends paid	203,714	(246,168)	—	—	—	(42,454)
Other	852	(3,022)	—	561	—	(1,609)

Net cash provided by (used in) financing activities	207,813	232,852	(30,556)	28,503	205	438,817

Net (decrease) increase in cash and cash equivalents	—	(35,189)	(3,781)	5,874	—	(33,096)
Cash and cash equivalents at beginning of period	—	57,629	8,792	7,303	—	73,724
Cash and cash equivalents at end of period	$—	$22,440	$5,011	$13,177	$—	$40,628

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.

CONTROLS AND PROCEDURES

An evaluation was completed under the supervision and with the participation of Cintas’ management, including Cintas’ Chief Executive Officer, Chief Financial Officer, President, General Counsel and Controllers, of the effectiveness of the design and operation of Cintas’ disclosure controls and procedures as of May 31, 2004.  Based on these evaluations, Cintas’ management, including the Chief Executive Officer, Chief Financial Officer, President, General Counsel and Controllers, concluded that Cintas’ disclosure controls and procedures were effective as of May 31, 2004.  There have been no changes to Cintas’ internal control over financial reporting that occurred during the fourth quarter of fiscal 2004 that has materially affected, or is reasonably likely to affect, Cintas’ internal control over financial reporting.

PART III

Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference to the Registrant’s Proxy Statement for its 2004 Annual Shareholders’ Meeting to be filed with the Commission pursuant to Regulation 14A.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON FORM 8-K

(a) (1) Financial Statements.  All financial statements required to be filed by Item 8 of this Form and included in this report are listed in Item 8.  No additional financial statements are filed because the requirements for paragraph (d) under Item 14 are not applicable to Cintas.

(a) (2) Financial Statement Schedule:

For each of the three years in the period ended May 31, 2004.

Schedule II: Valuation and Qualifying Accounts and Reserves.

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto.

(a) (3) Exhibits.

Exhibit Number	Description of Exhibit	Filing Status

3.1	Restated Articles of Incorporation	(1)

3.2	By-laws	(1)

3.3	Amendments to the Articles of Incorporation of Cintas Corporation	(2)

4.1	Indenture dated as of May 28, 2002 among Cintas Corporation No. 2, as issuer, Cintas Corporation, as parent guarantor, the subsidiary guarantors thereto and Wachovia Bank, National Association, as trustee	(17)

4.2	Form of 5-1/8% Senior Note due 2007	(17)

4.3	Form of 6% Senior Note due 2012	(17)

10.1*	Incentive Stock Option Plan	(3)

10.2*	Partners’ Plan, as Amended	(4)

10.3*	1990 Directors’ Stock Option Plan	(5)

10.4*	1994 Directors’ Stock Option Plan	(6)

10.5	Agreement and Plan of Merger dated January 9, 1999 by and among Unitog Company, Cintas Image Acquisition Company and Cintas Corporation	(7)

10.6	Amendment No. 1 to Agreement and Plan of Merger dated March 23, 1999 by and among Unitog Company, Cintas Image Acquisition Company and Cintas Corporation	(8)

10.7	Unitog Company 1992 Stock Option Plan	(9)

10.8*	Amendment No. 1 to Unitog Company 1992 Stock Option Plan	(10)

10.9*	Unitog Company 1997 Stock Option Plan	(11)

10.10*	1999 Cintas Corporation Stock Option Plan	(12)

10.11*	Directors’ Deferred Compensation Plan	(13)

10.13*	Stock purchase agreement between Cintas Corporation and Filuxel SA dated as of March 15, 2002	(14)

10.14	Bridge loan agreement dated May 8, 2002 among Cintas Corporation No. 2, as borrower, Cintas Corporation as a guarantor, the lenders, Bank One, NA, as agent, and Merrill Lynch Bank USA, as syndication agent	(15)

10.15	Purchase Agreement dated as of May 28, 2002 among Cintas Corporation No. 2, as issuer, Cintas Corporation as parent guarantor, the subsidiary guarantors named therein and the initial purchasers named therein	(17)

10.16*	Amended and Restated 2003 Directors’ Stock Option Plan	filed herewith

14	Code of Ethics	filed herewith

21	Subsidiaries of the Registrant	filed herewith

23	Consent of Independent Registered Public Accounting Firm	filed herewith

31.1	Certification of Chief Executive Officer	filed herewith

31.2	Certification of Chief Financial Officer	filed herewith

32.1	Certification of Principal Executive Officer (Rule 13a-14(b))	filed herewith

32.2	Certification of Principal Financial Officer (Rule 13a-14(b))	filed herewith

* Management Compensatory Contracts

Incorporated by reference to:

(1)                                  Cintas’ Annual Report on Form 10-K for the year ended May 31, 1989.

(2)                                  Cintas’ 1994 Proxy Statement.

(3)                                  Cintas’ Registration Statement No. 33-23228 on Form S-8 filed under the Securities Act of 1933.

(4)                                  Cintas’ Registration Statement No. 33-56623 on Form S-8 filed under the Securities Act of 1933.

(5)                                  Cintas’ Registration Statement No. 33-71124 on Form S-8 filed under the Securities Act of 1933.

(6)                                  Cintas’ Proxy Statement for its 1994 Annual Shareholders’ Meeting.

(7)                                  the Unitog Company’s Form 8-K dated January 9, 1999.

(8)                                  Cintas’ Form 8-K dated March 24, 1999.

(9)                                  the Unitog Company’s Form 10-K for the fiscal year ended January 26, 1992.

(10)                            the Unitog Company’s Form 10-K for the fiscal year ended January 30, 1994.

(11)                            the Unitog Company’s 1997 Proxy Statement.

(12)                            Cintas’ Form 10-Q for the quarter ended November 30, 2000.

(13)                            Cintas’ Form 10-Q for the quarter ended November 30, 2001.

(14)                            Cintas’ Form 10-Q for the quarter ended February 28, 2002.

(15)                            Cintas’ Form 8-K dated May 13, 2002.

(17)                            Cintas’ Form 10-K dated May 31, 2002.

(b)                                 A Form 8-K was filed on May 13, 2002 to report the acquisition of the stock of Omni Services, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINTAS CORPORATION

DATE SIGNED: August 16, 2004	/s/ Scott D. Farmer
By: Scott D. Farmer
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Capacity	Date

/s/	Richard T. Farmer	Chairman of the Board
Richard T. Farmer		of Directors	August 16, 2004

/s/	Robert J. Kohlhepp	Vice Chairman of the
Robert J. Kohlhepp		Board and Director	August 16, 2004

/s/	Scott D. Farmer	Chief Executive Officer,
Scott D. Farmer		President and Director	August 16, 2004

/s/	Roger L. Howe	Director	August 16, 2004
Roger L. Howe

/s/	Paul R. Carter	Director	August 16, 2004
Paul R. Carter

/s/	David C. Phillips	Director	August 16, 2004
David C. Phillips

/s/	William C. Gale	Senior Vice President and
William C. Gale		Chief Financial Officer
(Principal Financial and
		Accounting Officer)	August 16, 2004

CINTAS CORPORATION

Schedule II - Valuation and Qualifying Accounts and Reserves

(In Thousands)

		Additions
Description	Balance At Beginning of Year	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts	(3) Deductions	Balance at End of Year

Allowance for Doubtful Accounts

May 31, 2002	$8,765	$3,365	$3,516	$6,417	$9,229

May 31, 2003	$9,229	$2,237	$1,677	$5,406	$7,737

May 31, 2004	$7,737	$1,456	$2,943	$3,782	$8,354

Reserve for Obsolete Inventory

May 31, 2002	$20,074	$5,057	$1,302	$7,575	$18,858

May 31, 2003	$18,858	$4,745	$5,455	$3,622	$25,436

May 31, 2004	$25,436	$3,229	$626	$3,326	$25,965

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

(3)            Represents reductions in the balance sheet reserve due to the actual write-off of non-collectible accounts receivable or the physical disposal of obsolete inventory items.  These amounts do not impact Cintas’ income statement.