Form 10-Q
period 2004-08-31
CINTAS CORP
filed 2004-10-12
CIK 723254

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended August 31, 2004

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to __________

Commission file number 0-11399

CINTAS CORPORATION
(Exact name of registrant as specified in its charter)

WASHINGTON	31-1188630
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Exchange Act).     Yes  [X]       No  [   ]

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding September 30, 2004
Common Stock, no par value	171,649,881

CINTAS CORPORATION

INDEX

Part I.    Financial Information

        Item 1.    Financial Statements.

                       Consolidated Condensed Statements of Income -
                            Three Months Ended August 31, 2004 and 2003

                       Consolidated Condensed Balance Sheets -
                            August 31, 2004 and May 31, 2004

                       Consolidated Condensed Statements of Cash Flows -
                            Three Months Ended August 31, 2004 and 2003

                       Notes to Consolidated Condensed Financial Statements

        Item 2.    Management's Discussion and Analysis of Financial
                            Condition and Results of Operations.

        Item 3.    Quantitative and Qualitative Disclosures About
                            Market Risk.

        Item 4.    Controls and Procedures.

Part II.   Other Information

Signatures

Certifications	Page No. 3 4 5 6 18 21 21 22 22 23

CINTAS CORPORATION
ITEM 1. FINANCIAL STATEMENTS.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
(In thousands except per share data)

	Three Months Ended August 31,
	2004	2003
Revenue:
Rentals	$581,659	$538,404
Other services	164,297	139,252

	745,956	677,656
Costs and expenses (income):
Cost of rentals	317,754	298,145
Cost of other services	109,364	92,063
Selling and administrative expenses	198,809	176,130
Interest income	(1,122)	(413)
Interest expense	5,833	6,880
Write-off of loan receivable	--	4,343

	630,638	577,148

Income before income taxes	115,318	100,508

Income taxes	42,652	37,181

Net income	$72,666	$63,327

Basic earnings per share	$.42	$.37

Diluted earnings per share	$.42	$.37

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands except share data)

	August 31, 2004	May 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$81,949	$87,357
Marketable securities	182,028	166,964
Accounts receivable, net	291,277	285,592
Inventories, net	187,239	185,585
Uniforms and other rental items in service	304,917	301,350
Prepaid expenses	12,041	7,395

Total current assets	1,059,451	1,034,243

Property and equipment, at cost, net	790,804	785,310
Goodwill	815,936	805,441
Service contracts, net	141,992	144,664
Other assets, net	38,831	40,639

	$2,847,014	$2,810,297

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$55,326	$53,451
Accrued compensation and related liabilities	30,532	31,804
Accrued liabilities	78,030	146,226
Income taxes:
Current	40,209	36,640
Deferred	65,395	47,042
Long-term debt due within one year	10,472	10,523

Total current liabilities	279,964	325,686

Long-term debt due after one year	474,266	473,685

Deferred income taxes	126,419	122,957

Shareholders' equity:
Preferred stock, no par value:
100,000 shares authorized, none outstanding	--	--
Common stock, no par value:
425,000,000 shares authorized,
171,516,573 shares issued and outstanding,
(171,377,679 at May 31, 2004)	96,136	94,569
Retained earnings	1,863,213	1,790,547
Other accumulated comprehensive income (loss):
Foreign currency translation	8,564	4,474
Unrealized loss on derivatives	(1,548)	(1,621)

Total shareholders' equity	1,966,365	1,887,969

	$2,847,014	$2,810,297

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended August 31,
	2004	2003
Cash flows from operating activities:

Net income	$72,666	$63,327
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	29,699	29,017
Amortization of deferred charges	6,729	6,418
Deferred income taxes	21,815	15,593
Change in current assets and liabilities,
net of acquisitions of businesses:
Accounts receivable	(4,776)	6,844
Inventories	(1,548)	4,055
Uniforms and other rental items in service	(3,567)	5,995
Prepaid expenses	(4,935)	(1,152)
Accounts payable	1,875	(5,075)
Accrued compensation and related liabilities	(1,272)	(3,801)
Accrued liabilities	(67,420)	(64,051)
Income taxes payable	3,569	14,888

Net cash provided by operating activities	52,835	72,058

Cash flows from investing activities:

Capital expenditures	(35,336)	(31,007)
Proceeds from sale or redemption of marketable securities	9,240	2,137
Purchase of marketable securities	(24,304)	(14,088)
Acquisitions of businesses, net of cash acquired	(14,574)	(6,480)
Other	1,183	1,533

Net cash used in investing activities	(63,791)	(47,905)

Cash flows from financing activities:

Repayment of long-term debt	(182)	(1,797)
Stock options exercised	1,514	1,406
Other	4,216	(1,087)

Net cash provided by (used in) financing activities	5,548	(1,478)

Net (decrease) increase in cash and cash equivalents	(5,408)	22,675

Cash and cash equivalents at beginning of year	87,357	32,239

Cash and cash equivalents at end of year	$81,949	$54,914

See accompanying notes.

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands except per share data)

1.    Basis of Presentation

The consolidated condensed financial statements of Cintas Corporation included herein have been prepared by Cintas, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. While we believe that the disclosures are adequately presented, it is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes included in our most recent annual report for the fiscal year ended May 31, 2004. A summary of our significant accounting policies is presented on page 24 of our most recent annual report. There have been no material changes in the accounting policies followed by Cintas during the fiscal year.

Interim results are subject to variations and are not necessarily indicative of the results of operations for a full fiscal year. In the opinion of management, adjustments (which include only normal recurring adjustments) necessary for a fair statement of the results of the interim periods shown, have been made.

Certain prior year amounts have been reclassified to conform to current year presentation.

2.    Earnings per Share

The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective years:

	August 31, 2004	August 31, 2003
Numerator:
Net income	$72,666	$63,327

Denominator:
Denominator for basic earnings per
share-weighted average shares	171,449	170,652

Effect of dilutive securities-employee
stock options	1,211	1,270

Denominator for diluted earnings per
share-adjusted weighted average shares
and assumed conversions	172,660	171,922

Basic earnings per share	$.42	$.37

Diluted earnings per share	$.42	$.37

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

3.    Goodwill, Service Contracts and Other Assets

Changes in the carrying amount of goodwill for the quarter ended August 31, 2004, by operating segment, are as follows:

	Rentals	Other Services	Total
Balance as of June 1, 2004	$685,261	$120,180	$805,441
Goodwill acquired during the period	3,630	6,343	9,973
Foreign currency translation	492	30	522

Balance as of August 31, 2004	$689,383	$126,553	$815,936

Information regarding Cintas’ service contracts and other assets follows:

	As of August 31, 2004
	Carrying Amount	Accumulated Amortization	Net
Service contracts	$220,214	$78,222	$141,992

Noncompete and consulting agreements	$35,374	$20,950	$14,424
Other	27,190	2,783	24,407

Total	$62,564	$23,733	$38,831

	As of May 31, 2004
	Carrying Amount	Accumulated Amortization	Net
Service contracts	$216,997	$72,333	$144,664

Noncompete and consulting agreements	$33,720	$19,665	$14,055
Other	29,100	2,516	26,584

Total	$62,820	$22,181	$40,639

Amortization expense was $6,729 and $6,418 for the three months ended August 31, 2004 and 2003, respectively. Estimated amortization expense, excluding any future acquisitions, for each of the next five years is $26,181, $24,372, $22,759, $20,514 and $18,127, respectively.

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

Cintas uses interest rate swap and lock agreements as hedges against variability in short-term interest rates. These agreements effectively convert a portion of the floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. Cintas uses the Hypothetical Derivative Method for assessing the effectiveness of these swaps. The effectiveness of these swaps is reviewed at least every fiscal quarter. Cintas also uses reverse interest rate swap agreements to convert a portion of fixed rate debt to a floating rate basis, thus hedging for changes in the fair value of the fixed rate debt being hedged. Cintas has determined that the current interest rate swap agreements, designated as fair value hedges, qualify for treatment under the short-cut method of measuring effectiveness. Under the provisions of SFAS 133, these hedges are determined to be perfectly effective and there is no requirement to periodically evaluate effectiveness.

The change in the fair value of the cash flow hedge, pertaining to interest rate swap and lock agreements, during the first quarter of fiscal year 2005 resulted in a credit of $73 to other comprehensive income. The reverse interest rate swap agreements are fair value hedges that convert $225 million of fixed rate debt to a floating rate. These agreements expire in 2007, and allow Cintas to receive an effective interest rate of 5.13% and pay an interest rate based on LIBOR. Because these fair value hedges are 100% effective, the $700 favorable change in the fair value of these hedges were directly offset by an increase in the fair value of the debt.

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

	August 31, 2004	August 31, 2003
Net income, as reported	$72,666	$63,327
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	2,056	1,635

Pro forma net income	$70,610	$61,692

Earnings per share:
Basic--as reported	$.42	$.37

Basic--pro forma	$.41	$.36

Diluted--as reported	$.42	$.37

Diluted--pro forma	$.41	$.36

6.    Comprehensive Income

Total comprehensive income represents the net change in shareholders’ equity during a period from sources other than transactions with shareholders and, as such, includes net earnings. For Cintas, the only other components of total comprehensive income are the change in cumulative foreign currency translation adjustments and the change in the fair value of forecasted cash flows associated with a derivative accounted for as a cash flow hedge. The components of comprehensive income for the three month periods ended August 31, 2004 and 2003 are as follows:

	August 31, 2004	August 31, 2003
Net income	$72,666	$63,327
Other comprehensive income (loss):
Foreign currency translation adjustment	4,090	(1,448)
Net unrealized income on cash flow hedges	73	361

Comprehensive income	$76,829	$62,240

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

7.    Segment Information

Cintas classifies its businesses into two operating segments: Rentals and Other Services. The Rentals operating segment designs and manufactures corporate identity uniforms which it rents, along with other items, to its customers. The Other Services operating segment involves the design, manufacture and direct sale of uniforms to its customers, as well as the sale of ancillary products and services. These ancillary products and services include restroom supplies, first aid and safety products and services, document management services and cleanroom supplies. All of these services are provided throughout the United States and Canada to businesses of all types — from small service and manufacturing companies to major corporations that employ thousands of people.

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

	Rentals	Other Services	Corporate	Total
As of and for the three months ended
August 31, 2004
Revenue	$581,659	$164,297	$--	$745,956

Income before income taxes	$106,957	$13,072	$(4,711)	$115,318

Total assets	$2,207,850	$375,187	$263,977	$2,847,014

As of and for the three months ended
August 31, 2003
Revenue	$538,404	$139,252	$--	$677,656

Income before income taxes	$98,865	$12,453	$(10,810)	$100,508

Total assets	$2,228,934	$274,907	$92,285	$2,596,126

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

Condensed consolidating financial statements for Cintas, Corp. 2, the subsidiary guarantors and non-guarantors are presented below:

CONDENSED CONSOLIDATED INCOME STATEMENT
THREE MONTHS ENDED AUGUST 31, 2004

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non-Guarantors	Eliminations	Cintas Corporation Consolidated
Revenue:
Rentals	$--	$432,791	$117,959	$30,980	$(71)	$581,659
Other services	--	177,673	78,324	7,272	(98,972)	164,297
Equity in net income of affiliates	72,666	--	--	--	(72,666)	--

	72,666	610,464	196,283	38,252	(171,709)	745,956
Costs and expenses (income):
Cost of rentals	--	263,439	70,852	17,993	(34,530)	317,754
Cost of other services	--	136,561	38,343	4,371	(69,911)	109,364
Selling and administrative expenses	--	185,687	(3,987)	8,172	8,937	198,809
Interest income	--	(939)	(3)	(180)	--	(1,122)
Interest expense	--	5,691	(799)	941	--	5,833

	--	590,439	104,406	31,297	(95,504)	630,638

Income before income taxes	72,666	20,025	91,877	6,955	(76,205)	115,318
Income taxes	--	5,613	35,010	2,029	--	42,652

Net income	$72,666	$14,412	$56,867	$4,926	$(76,205)	$72,666

CONDENSED CONSOLIDATED INCOME STATEMENT
THREE MONTHS ENDED AUGUST 31, 2003

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non-Guarantors	Eliminations	Cintas Corporation Consolidated
Revenue:
Rentals	$--	$402,396	$109,016	$27,045	$(53)	$538,404
Other services	--	255,927	54,186	7,687	(178,548)	139,252
Equity in net income of affiliates	63,327	--	--	--	(63,327)	--

	63,327	658,323	163,202	34,732	(241,928)	677,656
Costs and expenses (income):
Cost of rentals	--	257,593	61,848	16,706	(38,002)	298,145
Cost of other services	--	189,234	39,350	4,803	(141,324)	92,063
Selling and administrative expenses	--	176,727	(8,711)	8,145	(31)	176,130
Interest income	--	(342)	(21)	(50)	--	(413)
Interest expense	--	6,806	(945)	1,019	--	6,880
Write-off of loan receivable	--	--	4,343	--	--	4,343

	--	630,018	95,864	30,623	(179,357)	577,148

Income before income taxes	63,327	28,305	67,338	4,109	(62,571)	100,508
Income taxes	--	5,386	29,838	1,957	--	37,181

Net income	$63,327	$22,919	$37,500	$2,152	$(62,571)	$63,327

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF AUGUST 31, 2004

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non-Guarantors	Eliminations	Cintas Corporation Consolidated
Assets
Current assets:
Cash and cash equivalents	$--	$47,286	$7,685	$26,978	$--	$81,949
Marketable securities	--	161,012	--	21,016	--	182,028
Accounts receivable, net	--	212,030	81,682	9,038	(11,473)	291,277
Inventories, net	--	175,158	20,298	7,699	(15,916)	187,239
Uniforms and other rental items in service	--	244,532	72,375	15,686	(27,676)	304,917
Prepaid expenses	--	10,179	729	1,133	--	12,041

Total current assets	--	850,197	182,769	81,550	(55,065)	1,059,451

Property and equipment, at cost, net	--	600,765	149,410	40,629	--	790,804
Goodwill	--	128,278	673,668	13,990	--	815,936
Service contracts, net	--	103,218	30,291	8,483	--	141,992
Other assets, net	1,494,102	28,356	764,828	150,137	(2,398,592)	38,831

	$1,494,102	$1,710,814	$1,800,966	$294,789	$(2,453,657)	$2,847,014

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$(465,247)	$171,693	$294,697	$16,170	$38,013	$55,326
Accrued compensation and related liabilities	--	22,325	6,955	1,252	--	30,532
Accrued liabilities	--	174,740	(100,936)	4,271	(45)	78,030
Current income taxes	--	(28,432)	67,622	1,048	(29)	40,209
Deferred income taxes	--	--	63,515	1,880	--	65,395
Long-term debt due within one year	--	9,640	615	376	(159)	10,472

Total current liabilities	(465,247)	349,966	332,468	24,997	37,780	279,964

Long-term debt due after one year	--	482,909	(52,076)	75,310	(31,877)	474,266
Deferred income taxes	--	10,222	110,890	5,307	--	126,419
Total shareholders' equity	1,959,349	867,717	1,409,684	189,175	(2,459,560)	1,966,365

	$1,494,102	$1,710,814	$1,800,966	$294,789	$(2,453,657)	$2,847,014

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MAY 31, 2004

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non-Guarantors	Eliminations	Cintas Corporation Consolidated
Assets
Current assets:
Cash and cash equivalents	$--	$56,455	$8,057	$22,845	$--	$87,357
Marketable securities	--	150,652	--	16,312	--	166,964
Accounts receivable, net	--	210,026	79,425	8,703	(12,562)	285,592
Inventories, net	--	169,532	20,249	6,575	(10,771)	185,585
Uniforms and other rental items in service	--	243,887	70,741	16,003	(29,281)	301,350
Prepaid expenses	--	6,006	1,011	378	--	7,395

Total current assets	--	836,558	179,483	70,816	(52,614)	1,034,243

Property and equipment, at cost, net	--	596,037	149,461	39,812	--	785,310
Goodwill	--	124,845	667,128	13,468	--	805,441
Service contracts, net	--	106,348	29,653	8,663	--	144,664
Other assets, net	1,419,869	29,861	769,746	141,897	(2,320,734)	40,639

	$1,419,869	$1,693,649	$1,795,471	$274,656	$(2,373,348)	$2,810,297

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$(465,247)	$168,429	$298,501	$13,755	$38,013	$53,451
Accrued compensation and related liabilities	--	23,863	6,307	1,634	--	31,804
Accrued liabilities	--	179,525	(36,472)	4,148	(975)	146,226
Current income taxes	--	(33,638)	69,796	511	(29)	36,640
Deferred income taxes	--	601	44,630	1,811	--	47,042
Long-term debt due within one year	--	9,655	655	372	(159)	10,523

Total current liabilities	(465,247)	348,435	383,417	22,231	36,850	325,686

Long-term debt due after one year	--	482,360	(49,928)	72,529	(31,276)	473,685
Deferred income taxes	--	9,621	108,143	5,193	--	122,957
Total shareholders' equity	1,885,116	853,233	1,353,839	174,703	(2,378,922)	1,887,969

	$1,419,869	$1,693,649	$1,795,471	$274,656	$(2,373,348)	$2,810,297

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
THREE MONTHS ENDED AUGUST 31, 2004

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated
Cash flows from operating activities:
Net income	$72,666	$14,412	$56,867	$4,926	$(76,205)	$72,666
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation	--	18,838	9,426	1,435	--	29,699
Amortization of deferred charges	--	4,439	1,738	552	--	6,729
Deferred income taxes	--	--	21,632	183	--	21,815
Changes in current assets and liabilities,
net of acquisitions of businesses:
Accounts receivable	--	(1,896)	(1,456)	(335)	(1,089)	(4,776)
Inventories	--	(5,626)	57	(1,124)	5,145	(1,548)
Uniforms and other rental items in service	--	(645)	(1,634)	317	(1,605)	(3,567)
Prepaid expenses	--	(4,173)	(7)	(755)	--	(4,935)
Accounts payable	--	3,264	(3,804)	2,415	--	1,875
Accrued compensation and related liabilities	--	(1,538)	648	(382)	--	(1,272)
Accrued liabilities	--	(3,276)	(65,197)	123	930	(67,420)
Income taxes payable	--	5,206	(2,174)	537	--	3,569

Net cash provided by (used in) operating activities	72,666	29,005	16,096	7,892	(72,824)	52,835

Cash flows from investing activities:
Capital expenditures	--	(23,547)	(9,539)	(2,250)	--	(35,336)
Proceeds from sale or redemption of marketable securities	--	9,240	--	--	--	9,240
Purchase of marketable securities	--	(19,600)	--	(4,704)	--	(24,304)
Acquisitions of businesses, net of cash acquired	--	(4,509)	(10,065)	--	--	(14,574)
Other	(74,233)	348	5,323	(3,680)	73,425	1,183

Net cash (used in) provided by investing activities	(74,233)	(38,068)	(14,281)	(10,634)	73,425	(63,791)

Cash flows from financing activities:
Repayment of long-term debt	--	(179)	(2,187)	2,785	(601)	(182)
Stock options exercised	1,514	--	--	--	--	1,514
Other	53	73	--	4,090	--	4,216

Net cash provided by (used in) financing activities	1,567	(106)	(2,187)	6,875	(601)	5,548

Net (decrease) increase in cash and cash equivalents	--	(9,169)	(372)	4,133	--	(5,408)
Cash and cash equivalents at beginning of period	--	56,455	8,057	22,845	--	87,357

Cash and cash equivalents at end of period	$--	$47,286	$7,685	$26,978	$--	$81,949

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
THREE MONTHS ENDED AUGUST 31, 2003

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated
Cash flows from operating activities:
Net income	$63,327	$22,919	$37,500	$2,152	$(62,571)	$63,327
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation	--	18,666	9,008	1,343	--	29,017
Amortization of deferred charges	--	2,374	3,500	544	--	6,418
Deferred income taxes	--	--	15,846	(253)	--	15,593
Changes in current assets and liabilities,
net of acquisitions of businesses:
Accounts receivable	--	3,751	4,842	555	(2,304)	6,844
Inventories	--	6,840	(440)	(114)	(2,231)	4,055
Uniforms and other rental items in service	--	2,768	855	897	1,475	5,995
Prepaid expenses	--	(1,481)	(130)	459	--	(1,152)
Accounts payable	--	6,024	(13,369)	2,270	--	(5,075)
Accrued compensation and related liabilities	--	(3,411)	(86)	(304)	--	(3,801)
Accrued liabilities	--	(4,667)	(59,775)	(556)	947	(64,051)
Income taxes payable	--	4,531	9,718	639	--	14,888

Net cash provided by (used in) operating activities	63,327	58,314	7,469	7,632	(64,684)	72,058

Cash flows from investing activities:
Capital expenditures	--	(21,538)	(9,299)	(170)	--	(31,007)
Proceeds from sale or redemption of marketable securities	--	2,137	--	--	--	2,137
Purchase of marketable securities	--	(11,922)	--	(2,166)	--	(14,088)
Acquisitions of businesses, net of cash acquired	--	--	(6,480)	--	--	(6,480)
Other	(64,733)	(6,143)	8,057	1,269	63,083	1,533

Net cash (used in) provided by investing activities	(64,733)	(37,466)	(7,722)	(1,067)	63,083	(47,905)

Cash flows from financing activities:
Repayment of long-term debt	--	(1,833)	502	(915)	449	(1,797)
Stock options exercised	1,406	--	--	--	--	1,406
Other	--	361	--	(1,448)	--	(1,087)

Net cash provided by (used in) financing activities	1,406	(1,472)	502	(2,363)	449	(1,478)

Net increase (decrease) in cash and cash equivalents	--	19,376	249	4,202	(1,152)	22,675
Cash and cash equivalents at beginning of period	--	16,592	5,166	9,329	1,152	32,239

Cash and cash equivalents at end of period	$--	$35,968	$5,415	$13,531	$--	$54,914

CINTAS CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Revenue, Expenses and Income

Revenue Comparison

Total revenue increased 10% for the three months ended August 31, 2004, over the same period in fiscal 2004. After a few years of operating in a difficult economic environment, we have begun to experience some improved economic activity with our customers. Our organic growth rate has now strengthened each of the last four fiscal quarters.

Rentals operating segment revenues consist predominantly of revenues derived from the rental of corporate identity uniforms, mats, shop towels and other items. Net Rentals revenue increased 8% for the three months ended August 31, 2004, over the same period in the prior fiscal year. Rentals operating segment internal growth for the first quarter of fiscal 2005, when adjusted for the additional workday for the three months ended August 31, 2004, was 6% as compared to the three months ended August 31, 2003. This increase is primarily due to the sale of new rental programs to new customers as well as the continued penetration of ancillary products into our existing customer base. Rentals revenue growth was negatively impacted by lost business.

Other Services operating segment revenues are derived from the design, manufacture and direct sale of uniforms to our customers, as well as ancillary services including restroom and cleanroom supplies, first aid and safety products and services and document management services. Other Services Revenue increased 18% for the three months ended August 31, 2004, over the same period in the prior year. This increase was due to a combination of acquisitions of first aid and safety service and document management businesses as well as increased sales of first aid and safety products and services to new customers. Increased product penetration into our first aid and safety customer base also contributed to this increase. Other Services operating segment internal growth for the first quarter of fiscal 2005, when adjusted for the additional workday for the three months ended August 31, 2004, was 5% as compared to the three months ended August 31, 2003.

Expense Comparison

Cost of rentals consists primarily of production expenses, delivery expenses and amortization of in service uniforms and other rental items. Cost of rentals increased 7% for the three months ended August 31, 2004, as compared to the three months ended August 31, 2003, as a result of increased Rentals revenues and increased energy and labor-related costs.

Cost of other services consists primarily of cost of goods sold (predominantly uniforms and first aid products), delivery expenses and distribution expenses. Cost of other services increased 19% for the three months ended August 31, 2004, as compared to the three months ended August 31, 2003. Product sales mix also contributed slightly to this increase.

Selling and administrative expenses increased 13% for the three months ended August 31, 2004, as compared to the three months ended August 31, 2003. Selling and administrative expenses increased mainly due to increased revenues, sales force additions and marketing and sales promotions. Costs of providing medical benefits to our employees also increased, accounting for a portion of the rise in administrative expenses.

We anticipate a continued rise in energy and labor-related costs.

Net interest expense (interest expense less interest income) was $5 million for the three months ended August 31, 2004, compared to $6 million for the same period in the prior fiscal year. This decrease was primarily a result of lower outstanding debt levels as compared to the prior year.

Cintas’ effective tax rate was 37.0% for both the three months ended August 31, 2004 and August 31, 2003.

Included in net income for the first quarter of fiscal 2004 was a pre-tax charge of $4.3 million from a write-off of a receivable from a garment manufacturer. Based on concerns on the supplier’s viability to remain as a going concern, the receivable was completely written off.

Income Comparison

Net income increased 15% for the three months ended August 31, 2004, over the same period in fiscal 2004, primarily due to increased efficiencies from revenue growth and cost containment initiatives. Diluted earnings per share increased 14% for the three months ended August 31, 2004, over the same period in the prior fiscal year.

Financial Condition

At August 31, 2004, there was $264 million in cash, cash equivalents and marketable securities, an increase of $10 million from May 31, 2004, primarily due to additional cash generation from increased revenues. Capital expenditures were $35 million for the quarter ended August 31, 2004, and we expect capital expenditures for the year to be between $140 and $160 million. Cash, cash equivalents and marketable securities will be used to finance future growth, capital expenditures, repayment of debt and dividends. Cintas also has additional borrowing capacity for use in future acquisitions. We believe that our current cash position, funds generated from operations and the strength of our banking relationships are sufficient to meet our anticipated operational and capital requirements.

Net property and equipment increased by $5 million from May 31, 2004 to August 31, 2004 due to continued investment in rental facilities and equipment. At the end of the first quarter of fiscal 2005, Cintas had four uniform rental facilities in various stages of construction.

Following is information regarding Cintas’ long-term contractual obligations and other commitments outstanding as of August 31, 2004:

(In thousands)	Payments Due by Period
Long-term contractual obligations	Total	One year or less	Two to three years	Four to five years	After five years
Long-term debt (1)	$481,373	$9,929	$239,781	$3,251	$228,412
Capital lease obligations (2)	3,365	543	1,180	1,038	604
Operating leases (3)	54,847	15,252	21,327	11,873	6,395
Unconditional purchase obligations	--	--	--	--	--

Total contractual cash obligations	$539,585	$25,724	$262,288	$16,162	$235,411

(1)	Long-term debt primarily consists of commercial paper and $450,000 in long-term notes.
(2)	Capital lease obligations are classified as long-term debt on the balance sheet.
(3)	Operating leases consist primarily of building leases and synthetic leases on the two corporate jets.

(In thousands)	Amount of Commitment Expiration Per Period
Other commercial commitments	Total	One year or less	Two to three years	Four to five years	After five years
Lines of credit (1)	$300,000	$--	$--	$300,000	$--
Standby letters of credit (2)	61,471	61,471	--	--	--
Guarantees	--	--	--	--	--
Standby repurchase obligations	--	--	--	--	--
Other commercial commitments	--	--	--	--	--

Total commercial commitments	$361,471	$61,471	$--	$300,000	$--

(1)	Back-up facility for the commercial paper program.
(2)	Support certain outstanding debt and self-insured workers’ compensation and general liability insurance programs.

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

The litigation discussed above, if decided adversely to or settled by Cintas, may, individually or in the aggregate, result in liability material to Cintas’ financial condition or results of operations. Cintas may enter into discussions regarding settlement of these and other lawsuits, and may enter into settlement agreements if it believes such settlement is in the best interests of Cintas’ shareholders.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In our normal operations, Cintas has market risk exposure to interest rates. There has been no significant change in our exposure to these risks, which has been previously disclosed on page 47 of our most recent annual report.

ITEM 4.

CONTROLS AND PROCEDURES.

An evaluation was completed under the supervision and with the participation of Cintas’ management, including Cintas’ President and Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, of the effectiveness of the design and operation of Cintas’ disclosure controls and procedures as of August 31, 2004. Based on these evaluations, Cintas’ management, including the President and Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, concluded that Cintas’ disclosure controls and procedures were effective as of August 31, 2004. There has been no change to Cintas’ internal control over financial reporting that occurred during the first quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, Cintas’ internal control over financial reporting.

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

Date: October 11, 2004	CINTAS CORPORATION (Registrant) BY: /s/William C. Gale —— ——————————————————— William C. Gale Senior Vice President and Chief Financial Officer (Chief Accounting Officer)