Form 10-Q
period 2004-11-30
CINTAS CORP
filed 2005-01-10
CIK 723254

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended November 30, 2004

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to __________

Commission file number 0-11399

CINTAS CORPORATION
(Exact name of registrant as specified in its charter)

WASHINGTON	31-1188630
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Exchange Act).     Yes  [X]       No  [   ]

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding December 31, 2004
Common Stock, no par value	171,724,135

CINTAS CORPORATION

INDEX

Part I.    Financial Information

        Item 1.    Financial Statements.

                       Consolidated Condensed Statements of Income -
                            Three Months and Six Months Ended
                             November 30, 2004 and November 30, 2003

                       Consolidated Condensed Balance Sheets -
                            November 30, 2004 and May 31, 2004

                       Consolidated Condensed Statements of Cash Flows -
                            Six Months Ended November 30, 2004 and November 30, 2003

                       Notes to Consolidated Condensed Financial Statements

        Item 2.    Management's Discussion and Analysis of Financial
                            Condition and Results of Operations.

        Item 3.    Quantitative and Qualitative Disclosures About
                            Market Risk.

        Item 4.    Controls and Procedures.

Part II.   Other Information

Signatures

Certifications	Page No. 3 4 5 6 21 27 27 28 29 30

CINTAS CORPORATION
ITEM 1. FINANCIAL STATEMENTS.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
(In thousands except per share data)

	Three Months Ended November 30,		Six Months Ended November 30,
	2004	2003	2004	2003
Revenue:
Rentals	$ 583,808	$ 548,456	$ 1,165,467	$ 1,086,860
Other services	173,032	152,853	337,329	292,105

	756,840	701,309	1,502,796	1,378,965
Costs and expenses (income):
Cost of rentals	323,289	305,335	641,043	603,480
Cost of other services	117,596	102,537	226,960	194,600
Selling and admin. expenses	194,431	176,954	393,240	353,084
Interest income	(1,514)	(560)	(2,636)	(973)
Interest expense	6,218	6,468	12,051	13,348
Write-off of loan receivable	--	--	--	4,343

	640,020	590,734	1,270,658	1,167,882

Income before income taxes	116,820	110,575	232,138	211,083

Income taxes	43,260	40,918	85,912	78,099

Net income	$ 73,560	$ 69,657	$ 146,226	$ 132,984

Basic earnings per share	$ .43	$ .41	$ .85	$ .78

Diluted earnings per share	$ .43	$ .40	$ .85	$ .77

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(In thousands except share data)

	November 30, 2004	May 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$113,395	$87,357
Marketable securities	242,769	166,964
Accounts receivable, net	308,996	285,592
Inventories, net	202,115	188,688
Uniforms and other rental items in service	309,216	298,247
Prepaid expenses	9,019	7,395

Total current assets	1,185,510	1,034,243

Property and equipment, at cost, net	799,873	785,310

Goodwill	830,492	805,441
Service contracts, net	140,327	144,664
Other assets, net	37,893	40,639

	$2,994,095	$2,810,297

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$65,750	$53,451
Accrued compensation and related liabilities	33,338	31,804
Accrued liabilities	100,498	146,226
Income taxes:
Current	73,804	36,640
Deferred	60,538	47,042
Long-term debt due within one year	10,155	10,523

Total current liabilities	344,083	325,686

Long-term debt due after one year	465,178	473,685

Deferred income taxes	129,713	122,957

Shareholders' equity:
Preferred stock, no par value:
100,000 shares authorized, none outstanding	--	--
Common stock, no par value:
425,000,000 shares authorized,
171,689,744 shares issued and outstanding
(171,377,679 at May 31, 2004)	98,853	94,569
Retained earnings	1,936,773	1,790,547
Other accumulated comprehensive income (loss):
Foreign currency translation	20,971	4,474
Unrealized loss on derivatives	(1,476)	(1,621)

Total shareholders' equity	2,055,121	1,887,969

	$2,994,095	$2,810,297

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended November 30,
	2004	2003
Cash flows from operating activities:
Net income	$146,226	$132,984
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	59,521	58,460
Amortization of deferred charges	13,543	12,874
Deferred income taxes	20,252	8,319
Change in current assets and liabilities, net of
acquisitions of businesses:
Accounts receivable	(21,901)	(978)
Inventories	(13,079)	16,540
Uniforms and other rental items in service	(10,969)	3,440
Prepaid expenses	(1,595)	632
Accounts payable	12,218	2,357
Accrued compensation and related liabilities	1,534	(1,287)
Accrued liabilities	(46,290)	(36,008)
Income taxes payable	37,164	52,197

Net cash provided by operating activities	196,624	249,530

Cash flows from investing activities:
Capital expenditures	(73,863)	(57,021)
Proceeds from sale or redemption of marketable securities	18,571	12,838
Purchase of marketable securities	(94,376)	(84,937)
Acquisitions of businesses, net of cash acquired	(33,692)	(13,595)
Other	(1,492)	1,713

Net cash used in investing activities	(184,852)	(141,002)

Cash flows from financing activities:
Repayment of long-term debt	(6,660)	(51,273)
Stock options exercised	2,654	3,054
Other	18,272	6,048

Net cash provided by (used in) financing activities	14,266	(42,171)

Net increase in cash and cash equivalents	26,038	66,357

Cash and cash equivalents at beginning of period	87,357	32,239

Cash and cash equivalents at end of period	$113,395	$98,596

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

2.    New Accounting Standard

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation.  Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123.  However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for public entities (excluding small business issuers) in the first interim or annual reporting period beginning after June 15, 2005. Cintas will adopt this Statement in the second quarter of fiscal 2006.

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

3.    Earnings per Share

The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective years:

	Three Months Ended November 30,		Six Months Ended November 30,
	2004	2003	2004	2003
Numerator:
Net income	$73,560	$69,657	$146,226	$132,984

Denominator:
Denominator for basic earnings per
share-weighted average shares	171,638	170,804	171,544	170,727

Effect of dilutive securities-
employee stock options	1,026	1,408	1,090	1,294

Denominator for diluted earnings per
share-adjusted weighted average
shares and assumed conversions	172,664	172,212	172,634	172,021

Basic earnings per share	$.43	$.41	$.85	$.78

Diluted earnings per share	$.43	$.40	$.85	$.77

4.    Goodwill, Service Contracts and Other Assets

Changes in the carrying amount of goodwill for the six months ended November 30, 2004, by operating segment, are as follows:

	Rentals	Other Services	Total
Balance as of June 1, 2004	$685,261	$120,180	$805,441

Goodwill acquired during the period	4,438	18,587	23,025

Foreign currency translation	1,907	119	2,026

Balance as of November 30, 2004	$691,606	$138,886	$830,492

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

Information regarding Cintas’ service contracts and other assets follows:

	As of November 30, 2004
	Carrying Amount	Accumulated Amortization	Net
Service contracts	$220,281	$79,954	$140,327

Noncompete and
consulting agreements	$32,746	$17,775	$14,971
Other	25,952	3,030	22,922

Total	$58,698	$20,805	$37,893

	As of May 31, 2004
	Carrying Amount	Accumulated Amortization	Net
Service contracts	$216,997	$72,333	$144,664

Noncompete and
consulting agreements	$33,720	$19,665	$14,055
Other	29,100	2,516	26,584

Total	$62,820	$22,181	$40,639

Amortization expense was $13,543 and $12,874 for the six months ended November 30, 2004 and November 30, 2003, respectively. Estimated amortization expense, excluding any future acquisitions, for each of the next five years is $27,082, $25,339, $23,634, $21,389 and $19,018, respectively.

5.    Debt, Derivatives and Hedging Activities

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

The amortization of the cash flow hedge, pertaining to interest rate swap and lock agreements, resulted in a credit to other comprehensive income of $72 for the three months ended November 30, 2004, and $145 for the six months ended November 30, 2004. The reverse interest rate swap agreements are fair value hedges that convert $225 million of fixed rate debt to a floating rate. These agreements expire in 2007 and allow Cintas to receive an effective interest rate of 5.13% and pay an interest rate based on LIBOR. Because these fair value hedges are 100% effective, the $3 million unfavorable change in the fair value of these hedges for the three months ended November 30, 2004, and the net $2 million unfavorable change for the six months ended November 30, 2004, were directly offset by a decrease in the fair value of the debt.

Cintas has certain significant covenants related to debt agreements. These covenants limit Cintas’ ability to incur certain liens, to engage in sale-leaseback transactions and to merge, consolidate or sell all or substantially all of Cintas’ assets. These covenants also require Cintas to maintain certain debt to capitalization and interest coverage ratios. Cross default provisions exist between certain debt instruments. Cintas is in compliance with all of the significant debt covenants for all periods presented. Were a default of a significant covenant to occur, the default could result in an acceleration of indebtedness, impair liquidity and limit the ability to raise future capital. However, Cintas’ debt, net of cash and marketable securities, is only $119 million. For the six months ended November 30, 2004, alone, net cash provided by operating activities was $197 million. Capital expenditures were $74 million for the same period.

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

	Three Months Ended November 30,		Six Months Ended November 30,
	2004	2003	2004	2003
Net income, as reported	$73,560	$69,657	$146,226	$132,984

Deduct: Total stock-based
employee compensation expense
determined under fair value based
method for all awards, net of
related tax effects	2,224	1,634	4,280	3,269

Pro forma net income	$71,336	$68,023	$141,946	$129,715

Earnings per share:
Basic - as reported	$.43	$.41	$.85	$.78

Basic - pro forma	$.42	$.40	$.83	$.76

Diluted - as reported	$.43	$.40	$.85	$.77

Diluted - pro forma	$.41	$.39	$.82	$.75

7.    Comprehensive Income

Total comprehensive income represents the net change in shareholders’ equity during a period from sources other than transactions with shareholders and, as such, includes net earnings. For Cintas, the only components of total comprehensive income are the change in cumulative foreign currency translation adjustments and the change in the fair value forecasted cash flows associated with a derivative accounted for as a cash flow hedge. The components of comprehensive income for the three and six month periods ended November 30, 2004 and November 30, 2003 are as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
	2004	2003	2004	2003
Net income	$73,560	$69,657	$146,226	$132,984
Other comprehensive income (loss):
Foreign currency translation
adjustment	12,407	6,972	16,497	5,524
Net unrealized income on
cash flow hedges	72	163	145	524

Comprehensive income	$86,039	$76,792	$162,868	$139,032

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

8.    Segment Information

Cintas classifies its businesses into two operating segments: Rentals and Other Services. The Rentals operating segment designs and manufactures corporate identity uniforms which it rents, along with entrance mats, shop towels, restroom supplies and other items, to its customers. The Other Services operating segment involves the design, manufacture and direct sale of uniforms to its customers, as well as the sale of ancillary products and services. These ancillary products and services include first aid and safety products and services, document management services and cleanroom supplies. All of these services are provided throughout the United States and Canada to businesses of all types — from small service and manufacturing companies to major corporations that employ thousands of people.

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

	Rentals	Other Services	Corporate	Total
For the three months
ended November 30, 2004
Revenue	$583,808	$173,032	$--	$756,840

Income before income taxes	$106,779	$14,745	$(4,704)	$116,820

For the three months
ended November 30, 2003
Revenue	$548,456	$152,853	$--	$701,309

Income before income taxes	$102,834	$13,649	$(5,908)	$110,575

As of and for the six months
ended November 30, 2004
Revenue	$1,165,467	$337,329	$--	$1,502,796

Income before income taxes	$213,736	$27,817	$(9,415)	$232,138

Total assets	$2,233,966	$403,965	$356,164	$2,994,095

As of and for the six months
ended November 30, 2003
Revenue	$1,086,860	$292,105	$--	$1,378,965

Income before income taxes	$203,651	$24,150	$(16,718)	$211,083

Total assets	$2,217,892	$280,936	$196,115	$2,694,943

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

Condensed consolidating financial statements for Cintas, Corp. 2, the subsidiary guarantors and non-guarantors are presented below:

CONDENSED CONSOLIDATED INCOME STATEMENT
THREE MONTHS ENDED NOVEMBER 30, 2004

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non-Guarantors	Eliminations	Cintas Corporation Consolidated
Revenue:
Rentals	$--	$432,722	$117,896	$33,271	$(81)	$583,808
Other services	--	187,681	79,161	10,205	(104,015)	173,032
Equity in net income of affiliates	73,560	--	--	--	(73,560)	--

	73,560	620,403	197,057	43,476	(177,656)	756,840
Costs and expenses (income):
Cost of rentals	--	265,140	70,818	19,679	(32,348)	323,289
Cost of other services	--	142,417	43,209	6,588	(74,618)	117,596
Selling and administrative expenses	--	185,635	(8,800)	8,726	8,870	194,431
Interest income	--	(1,250)	(3)	(261)	--	(1,514)
Interest expense	--	6,119	(851)	950	--	6,218

	--	598,061	104,373	35,682	(98,096)	640,020

Income before income taxes	73,560	22,342	92,684	7,794	(79,560)	116,820
Income taxes	--	5,808	34,857	2,595	--	43,260

Net income	$73,560	$16,534	$57,827	$5,199	$(79,560)	$73,560

CONDENSED CONSOLIDATED INCOME STATEMENT
THREE MONTHS ENDED NOVEMBER 30, 2003

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non-Guarantors	Eliminations	Cintas Corporation Consolidated
Revenue:
Rentals	$--	$409,675	$110,421	$28,402	$(42)	$548,456
Other services	--	269,667	56,533	7,842	(181,189)	152,853
Equity in net income of affiliates	69,657	--	--	--	(69,657)	--

	69,657	679,342	166,954	36,244	(250,888)	701,309
Costs and expenses (income):
Cost of rentals	--	258,951	66,707	17,769	(38,092)	305,335
Cost of other services	--	199,812	39,146	4,627	(141,048)	102,537
Selling and administrative expenses	--	176,403	(6,911)	7,504	(42)	176,954
Interest income	--	(376)	(36)	(148)	--	(560)
Interest expense	--	6,425	(1,018)	1,061	--	6,468

	--	641,215	97,888	30,813	(179,182)	590,734

Income before income taxes	69,657	38,127	69,066	5,431	(71,706)	110,575
Income taxes	--	5,925	33,834	1,159	--	40,918

Net income	$69,657	$32,202	$35,232	$4,272	$(71,706)	$69,657

CONDENSED CONSOLIDATED INCOME STATEMENT
SIX MONTHS ENDED NOVEMBER 30, 2004

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non-Guarantors	Eliminations	Cintas Corporation Consolidated
Revenue:
Rentals	$--	$865,513	$235,855	$64,251	$(152)	$1,165,467
Other services	--	365,354	157,485	17,477	(202,987)	337,329
Equity in net income of affiliates	146,226	--	--	--	(146,226)	--

	146,226	1,230,867	393,340	81,728	(349,365)	1,502,796
Costs and expenses (income):
Cost of rentals	--	528,579	141,670	37,672	(66,878)	641,043
Cost of other services	--	278,978	81,552	10,959	(144,529)	226,960
Selling and administrative expenses	--	371,322	(12,787)	16,898	17,807	393,240
Interest income	--	(2,189)	(6)	(441)	--	(2,636)
Interest expense	--	11,810	(1,650)	1,891	--	12,051

	--	1,188,500	208,779	66,979	(193,600)	1,270,658

Income before income taxes	146,226	42,367	184,561	14,749	(155,765)	232,138
Income taxes	--	11,421	69,867	4,624	--	85,912

Net income	$146,226	$30,946	$114,694	$10,125	$(155,765)	$146,226

CONDENSED CONSOLIDATED INCOME STATEMENTSIX
MONTHS ENDED NOVEMBER 30, 2003

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non-Guarantors	Eliminations	Cintas Corporation Consolidated
Revenue:
Rentals	$--	$812,071	$219,437	$55,447	$(95)	$1,086,860
Other services	--	525,594	110,719	15,529	(359,737)	292,105
Equity in net income of affiliates	132,984	--	--	--	(132,984)	--

	132,984	1,337,665	330,156	70,976	(492,816)	1,378,965
Costs and expenses (income):
Cost of rentals	--	516,544	128,555	34,475	(76,094)	603,480
Cost of other services	--	389,046	78,496	9,430	(282,372)	194,600
Selling and administrative expenses	--	353,130	(15,622)	15,649	(73)	353,084
Interest income	--	(718)	(57)	(198)	--	(973)
Interest expense	--	13,231	(1,963)	2,080	--	13,348
Write-off of loan receivable	--	--	4,343	--	--	4,343

	--	1,271,233	193,752	61,436	(358,539)	1,167,882

Income before income taxes	132,984	66,432	136,404	9,540	(134,277)	211,083
Income taxes	--	11,311	63,672	3,116	--	78,099

Net income	$132,984	$55,121	$72,732	$6,424	$(134,277)	$132,984

CONDENSED CONSOLIDATED BALANCE SHEET
AS OF NOVEMBER 30, 2004

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non-Guarantors	Eliminations	Cintas Corporation Consolidated
Assets
Current assets:
Cash and cash equivalents	$--	$84,679	$6,477	$22,239	$--	$113,395
Marketable securities	--	205,176	--	37,593	--	242,769
Accounts receivable, net	--	224,702	84,782	10,985	(11,473)	308,996
Inventories, net	--	190,901	21,103	9,000	(18,889)	202,115
Uniforms and other rental items in service	--	248,977	73,888	17,053	(30,702)	309,216
Prepaid expenses	--	6,231	1,974	814	--	9,019

Total current assets	--	960,666	188,224	97,684	(61,064)	1,185,510

Property and equipment, at cost, net	--	603,467	152,332	44,074	--	799,873

Goodwill	--	128,716	685,948	15,828	--	830,492
Service contracts, net	--	99,437	32,030	8,860	--	140,327
Other assets, net	1,570,379	26,682	762,156	174,142	(2,495,466)	37,893

	$1,570,379	$1,818,968	$1,820,690	$340,588	$(2,556,530)	$2,994,095

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$(465,247)	$262,594	$211,585	$18,805	$38,013	$65,750
Accrued compensation and related liabilities	--	24,141	7,176	2,021	--	33,338
Accrued liabilities	--	178,963	(82,409)	3,989	(45)	100,498
Income taxes:
Current	--	(24,943)	96,945	1,831	(29)	73,804
Deferred	--	--	58,457	2,081	--	60,538
Long-term debt due within one year	--	9,625	676	13	(159)	10,155

Total current liabilities	(465,247)	450,380	292,430	28,740	37,780	344,083

Long-term debt due after one year	--	474,042	(58,159)	83,374	(34,079)	465,178
Deferred income taxes	--	10,222	113,602	5,889	--	129,713
Total shareholders' equity	2,035,626	884,324	1,472,817	222,585	(2,560,231)	2,055,121

	$1,570,379	$1,818,968	$1,820,690	$340,588	$(2,556,530)	$2,994,095

CONDENSED CONSOLIDATED BALANCE SHEET
AS OF MAY 31, 2004

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non-Guarantors	Eliminations	Cintas Corporation Consolidated
Assets
Current assets:
Cash and cash equivalents	$--	$56,455	$8,057	$22,845	$--	$87,357
Marketable securities	--	150,652	--	16,312	--	166,964
Accounts receivable, net	--	210,026	79,425	8,703	(12,562)	285,592
Inventories, net	--	172,586	20,249	6,624	(10,771)	188,688
Uniforms and other rental items in service	--	240,833	70,741	15,954	(29,281)	298,247
Prepaid expenses	--	6,006	1,011	378	--	7,395

Total current assets	--	836,558	179,483	70,816	(52,614)	1,034,243

Property and equipment, at cost, net	--	596,037	149,461	39,812	--	785,310

Goodwill	--	124,845	667,128	13,468	--	805,441
Service contracts, net	--	106,348	29,653	8,663	--	144,664
Other assets, net	1,419,869	29,861	769,746	141,897	(2,320,734)	40,639

	$1,419,869	$1,693,649	$1,795,471	$274,656	$(2,373,348)	$2,810,297

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$(465,247)	$168,429	$298,501	$13,755	$38,013	$53,451
Accrued compensation and related liabilities	--	23,863	6,307	1,634	--	31,804
Accrued liabilities	--	179,525	(36,472)	4,148	(975)	146,226
Income taxes:
Current	--	(33,638)	69,796	511	(29)	36,640
Deferred	--	601	44,630	1,811	--	47,042
Long-term debt due within one year	--	9,655	655	372	(159)	10,523

Total current liabilities	(465,247)	348,435	383,417	22,231	36,850	325,686

Long-term debt due after one year	--	482,360	(49,928)	72,529	(31,276)	473,685
Deferred income taxes	--	9,621	108,143	5,193	--	122,957
Total shareholders' equity	1,885,116	853,233	1,353,839	174,703	(2,378,922)	1,887,969

	$1,419,869	$1,693,649	$1,795,471	$274,656	$(2,373,348)	$2,810,297

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED NOVEMBER 30, 2004

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated
Cash flows from operating activities:
Net income	$146,226	$30,946	$114,694	$10,125	$(155,765)	$146,226
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation	--	37,696	18,893	2,932	--	59,521
Amortization of deferred charges	--	8,856	3,539	1,148	--	13,543
Deferred income taxes	--	--	19,286	966	--	20,252
Changes in current assets and liabilities,
net of acquisitions of businesses:
Accounts receivable	--	(14,826)	(3,704)	(2,282)	(1,089)	(21,901)
Inventories	--	(21,369)	2,597	(2,425)	8,118	(13,079)
Uniforms and other rental items in service	--	(5,090)	(6,250)	(1,050)	1,421	(10,969)
Prepaid expenses	--	(225)	(934)	(436)	--	(1,595)
Accounts payable	--	94,165	(86,997)	5,050	--	12,218
Accrued compensation and related liabilities	--	278	869	387	--	1,534
Accrued liabilities	--	128	(47,189)	(159)	930	(46,290)
Income taxes payable	--	8,695	27,149	1,320	--	37,164

Net cash provided by (used in) operating activities	146,226	139,254	41,953	15,576	(146,385)	196,624

Cash flows from investing activities:
Capital expenditures	--	(46,007)	(20,579)	(7,277)	--	(73,863)
Proceeds from sale or redemption of marketable securities	--	18,542	--	29	--	18,571
Purchase of marketable securities	--	(73,066)	--	(21,310)	--	(94,376)
Acquisitions of businesses, net of cash acquired	--	(4,565)	(28,712)	(415)	--	(33,692)
Other	(150,510)	54	13,968	(14,192)	149,188	(1,492)

Net cash (used in) provided by investing activities	(150,510)	(105,042)	(35,323)	(43,165)	149,188	(184,852)

Cash flows from financing activities:
Repayment of long-term debt	--	(6,133)	(8,210)	10,486	(2,803)	(6,660)
Stock options exercised	2,654	--	--	--	--	2,654
Other	1,630	145	--	16,497	--	18,272

Net cash provided by (used in) financing activities	4,284	(5,988)	(8,210)	26,983	(2,803)	14,266

Net increase (decrease) in cash and cash equivalents	--	28,224	(1,580)	(606)	--	26,038
Cash and cash equivalents at beginning of period	--	56,455	8,057	22,845	--	87,357

Cash and cash equivalents at end of period	$--	$84,679	$6,477	$22,239	$--	$113,395

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED NOVEMBER 30, 2003

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated
Cash flows from operating activities:
Net income	$132,984	$55,121	$72,732	$6,424	$(134,277)	$132,984
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation	--	37,399	18,251	2,810	--	58,460
Amortization of deferred charges	--	4,221	7,552	1,101	--	12,874
Deferred income taxes	--	211	7,615	493	--	8,319
Changes in current assets and liabilities,
net of acquisitions of businesses:
Accounts receivable	--	(5,203)	8,435	(1,906)	(2,304)	(978)
Inventories	--	16,293	201	348	(302)	16,540
Uniforms and other rental items in service	--	1,788	215	(159)	1,596	3,440
Prepaid expenses	--	846	(537)	323	--	632
Accounts payable	--	107,177	(109,227)	4,407	--	2,357
Accrued compensation and related liabilities	--	(1,431)	131	13	--	(1,287)
Accrued liabilities	--	(1,840)	(33,857)	(1,258)	947	(36,008)
Income taxes payable	--	4,044	48,332	(179)	--	52,197

Net cash provided by (used in) operating activities	132,984	218,626	19,843	12,417	(134,340)	249,530

Cash flows from investing activities:
Capital expenditures	--	(36,240)	(16,934)	(3,847)	--	(57,021)
Proceeds from sale or redemption of marketable securities	--	12,838	--	--	--	12,838
Purchase of marketable securities	--	(79,184)	(1,000)	(4,753)	--	(84,937)
Acquisitions of businesses, net of cash acquired	--	(1,215)	(12,380)	--	--	(13,595)
Other	(136,038)	(5,854)	13,932	(4,365)	134,038	1,713

Net cash (used in) provided by investing activities	(136,038)	(109,655)	(16,382)	(12,965)	134,038	(141,002)

Cash flows from financing activities:
Repayment of long-term debt	--	(51,176)	(3,103)	3,856	(850)	(51,273)
Stock options exercised	3,054	--	--	--	--	3,054
Other	--	524	--	5,524	--	6,048

Net cash provided by (used in) financing activities	3,054	(50,652)	(3,103)	9,380	(850)	(42,171)

Net increase (decrease) in cash and cash equivalents	--	58,319	358	8,832	(1,152)	66,357
Cash and cash equivalents at beginning of period	--	16,592	5,166	9,329	1,152	32,239

Cash and cash equivalents at end of period	$--	$74,911	$5,524	$18,161	$--	$98,596

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

RESULTS OF OPERATIONS

Cintas classifies its businesses into two operating segments: Rentals and Other Services. The Rentals operating segment designs and manufactures corporate identity uniforms which it rents, along with mats, shop towels, restroom supplies and other items, to its customers. The Other Services operating segment involves the design, manufacture and direct sale of uniforms to customers as well as the sale of ancillary products and services. These ancillary products and services include first aid and safety products and services, document management services and cleanroom supplies. Our products and services are provided throughout the United States and Canada to businesses of all types — from small service and manufacturing companies to major corporations that employ thousands of people.

Three Months Ended November 2004 Compared to Three Months Ended November 2003

Revenue, Expenses and Income

Revenue Comparison

Total revenue increased 8% for the three months ended November 30, 2004, over the same period in fiscal 2004. Internal growth for this period was 5%. The remaining 3% represents external growth derived mainly through the acquisitions of first aid and safety and document management businesses within our Other Services segment.

Net Rentals revenue increased 6% for the three months ended November 30, 2004, over the same period in the prior fiscal year. Rentals operating segment internal growth for the second quarter of fiscal 2005 was 6% as compared to the three months ended November 30, 2003. This increase is primarily due to the sale of new rental programs to new customers as well as the continued penetration of ancillary products into our existing customer base. This Rentals revenue growth is net of any lost business.

Other Services revenue increased 13% for the three months ended November 30, 2004, over the same period in the prior year. This increase was mainly due to a combination of acquisitions of first aid and safety service and document management businesses. Other Services operating segment internal growth for the second quarter of fiscal 2005 was 2% as compared to the three months ended November 30, 2003. This internal growth was generated by increased sales of first aid and safety products and services to new and existing customers.

Expense Comparison

Cost of rentals consists primarily of production expenses, delivery expenses and amortization of in service uniforms and other rental items. Cost of rentals increased 6% for the three months ended November 30, 2004, as compared to the three months ended November 30, 2003, which corresponds to the growth in Rentals revenue. Energy costs increased 30 basis points for this period; however, other efficiencies offset this increase.

Cost of other services consists primarily of cost of goods sold (predominantly uniforms and first aid products), delivery expenses and distribution expenses. Cost of other services increased 15% for the three months ended November 30, 2004, as compared to the three months ended November 30, 2003. This increase was mainly due to the increased sales in this segment. The cost of other services increased greater than the growth in segment sales due to customer sales mix. Gross margin within this segment will fluctuate depending on the type of product or service sold, as products which require additional services generate higher gross margins. Generally, the gross margin for Other Services is in the 30% to 35% range. The current quarter’s gross margin is 32%, which is well within that range.

Selling and administrative expenses increased 10% for the three months ended November 30, 2004, as compared to the three months ended November 30, 2003. Selling and administrative expenses increased mainly due to selling expenses. In order to accelerate revenue growth, we have increased our sales force by approximately 10% over the last year and also increased marketing and sales promotions. These measures combined to increase our selling costs by approximately $10 million over the prior year. The cost of providing medical benefits to our employees also increased $4 million.

We anticipate a continued rise in energy and labor-related costs.

Net interest expense (interest expense less interest income) was $5 million for the three months ended November 30, 2004, compared to $6 million for the same period in the prior fiscal year. This decrease was primarily a result of lower outstanding debt levels as compared to the prior year.

Cintas’ effective tax rate was 37.0% for both the three months ended November 30, 2004 and November 30, 2003.

Income Comparison

Net income increased 6% for the three months ended November 30, 2004, over the same period in fiscal 2004, primarily due to revenue growth. Diluted earnings per share increased 8% for the three months ended November 30, 2004, over the same period in the prior fiscal year.

Six Months Ended November 2004 Compared to Six Months Ended November 2003

Revenue, Expenses and Income

Revenue Comparison

Total revenue increased 9% for the six months ended November 30, 2004, over the same period in fiscal 2004. Internal growth for this period was 6%. (When adjusted for the additional workday for the six months ended November 30, 2004, internal growth was 5% over the prior year.) The remaining 3% increase represents external growth derived mainly through the acquisitions of first aid and safety and document management businesses within our Other Services segment.

Net Rentals revenue increased 7% for the six months ended November 30, 2004, over the same period in the prior fiscal year. Rentals operating segment internal growth was also 7%. (When adjusted for the additional workday for the six months ended November 30, 2004, Rentals internal growth was 6%.) This increase is primarily due to the sale of new rental programs to new customers and the continued penetration of ancillary products into our existing customer base. Rentals revenue growth was negatively impacted by lost business.

Other Services revenue increased 16% for the six months ended November 30, 2004, over the same period in the prior year. This increase was mainly due to a combination of acquisitions of first aid and safety service and document management businesses. Other Services operating segment internal growth through the second quarter of fiscal 2005 was 4% as compared to the six months ended November 30, 2003. This internal growth was generated by increased sales of first aid and safety products and services to new and existing customers.

Expense Comparison

Cost of rentals consists primarily of production expenses, delivery expenses and amortization of in service uniforms and other rental items. Cost of rentals increased 6% for the six months ended November 30, 2004, as compared to the six months ended November 30, 2003, which corresponds to the growth in Rentals revenue. Energy costs increased 25 basis points for this period; however, other efficiencies offset this increase.

Cost of other services consists primarily of cost of goods sold (predominantly uniforms and first aid products), delivery expenses and distribution expenses. Cost of other services increased 17% for the six months ended November 30, 2004, as compared to the six months ended November 30, 2003. This increase was mainly due to the increased sales in this segment. The cost of other services increased greater than the growth in segment sales due to customer sales mix. Gross margin within this segment will fluctuate depending on the type of product or service sold, as products which require additional services generate higher gross margins. Generally, the gross margin for Other Services is in the 30% to 35% range. This period’s gross margin was 33%, which is well within that range.

Selling and administrative expenses increased 11% for the six months ended November 30, 2004, as compared to the six months ended November 30, 2003. Selling and administrative expenses increased mainly due to selling expenses. In order to accelerate revenue growth, we have increased our sales force by approximately 10% over the last year and also increased marketing and sales promotions. These measures combined to increase our selling costs by approximately $20 million over the prior year. The cost of providing medical benefits to our employees also increased $8 million.

We anticipate a continued rise in energy and labor-related costs.

Net interest expense (interest expense less interest income) was $9 million for the six months ended November 30, 2004, compared to $12 million for the same period in the prior fiscal year. This decrease was primarily a result of lower outstanding debt levels as compared to the prior year.

Cintas’ effective tax rate was 37.0% for both the six months ended November 30, 2004 and November 30, 2003.

Included in net income for the first quarter of fiscal 2004 was a pre-tax charge of $4.3 million from a write-off of a receivable from a garment manufacturer. Based on concerns on the supplier’s viability to remain as a going concern, the receivable was completely written off.

Income Comparison

Net income increased 10% for the six months ended November 30, 2004, over the same period in fiscal 2004, primarily due to increased revenues. Diluted earnings per share increased 10% for the six months ended November 30, 2004, over the same period in the prior fiscal year.

Financial Condition

At November 30, 2004, there was $356 million in cash, cash equivalents and marketable securities, an increase of $102 million from May 31, 2004, primarily due to additional cash generation from increased operating income. Capital expenditures were $74 million for the six months ended November 30, 2004, and we expect capital expenditures for the year to be between $140 and $160 million. Cash, cash equivalents and marketable securities will be used to finance future growth, capital expenditures, repayment of debt and dividends. Cintas also has additional borrowing capacity for use in future acquisitions. We believe that our current cash position, funds generated from operations and the strength of our banking relationships are sufficient to meet our anticipated operational and capital requirements.

Net property and equipment increased by $15 million from May 31, 2004 to November 30, 2004, due to continued investment in rental facilities and equipment. At the end of the second quarter of fiscal 2005, Cintas had four uniform rental facilities in various stages of construction.

Following is information regarding Cintas’ long-term contractual obligations and other commitments outstanding as of November 30, 2004:

(In thousands)	Payments Due by Period
Long-term contractual obligations	Total	One year or less	Two to three years	Four to five years	After five years
Long-term debt (1)	$472,074	$9,597	$233,713	$400	$228,364
Capital lease obligations (2)	3,259	558	1,187	914	600
Operating leases (3)	50,768	14,502	20,011	10,459	5,796
Interest payments (4)	133,072	26,125	45,269	27,257	34,421
Interest swap agreements (5)	(3,870)	(2,273)	(1,597)	--	--
Unconditional purchase obligations	--	--	--	--	--

Total contractual cash obligations	$655,303	$48,509	$298,583	$39,030	$269,181

Cintas also makes payments to defined contribution plans. The amounts of contributions made to the plans are made at the discretion of Cintas. Future contributions are assumed to increase 15% annually. Assuming this 15% increase, payments due in one year or less would be $26,697, two to three years would be $66,009 and four to five years would be $87,297. Payments for years thereafter are assumed to continue increasing by 15% each year.

(1)	Long-term debt primarily consists of $450,000 in long-term notes.
(2)	Capital lease obligations are classified as long-term debt on the balance sheet.
(3)	Operating leases consist primarily of building leases and synthetic leases on the two corporate jets.
(4)	Interest payments include interest on both fixed and variable rate debt. Rates have been assumed to increase 25 basis points for the remainder of fiscal 2005, an additional 25 basis points in fiscal 2006 and an additional 25 basis points in fiscal 2007.
(5)	Reference Note 5 entitled Debt, Derivatives and Hedging Activities for a detailed discussion of interest swap agreements.

(In thousands)	Amount of Commitment Expiration Per Period
Other commercial commitments	Total	One year or less	Two to three years	Four to five years	After five Years
Lines of credit (1)	$300,000	$--	$--	$300,000	$--
Standby letter of credit (2)	61,471	61,471	--	--	--
Guarantees	--	--	--	--	--
Standby repurchase obligations	--	--	--	--	--
Other commercial commitments	--	--	--	--	--

Total commercial commitments	$361,471	$61,471	$--	$300,000	$--

(1)	Back-up facility for the commercial paper program.
(2)	Support certain outstanding debt and self-insured workers’ compensation and general liability insurance programs.

Cintas has no off-balance sheet arrangements other than the synthetic leases on the two corporate jets. The synthetic leases on the aircraft do not currently have, and are not reasonably likely to have, a current or future material effect on Cintas’ financial condition, changes in Cintas’ financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Cintas is also a defendant in a lawsuit, J. Lester Alexander, III vs. Cintas Corp., et al., which was originally filed on October 25, 2004, and is currently pending in the United States Bankruptcy Court for the Middle District of Alabama, Eastern Division.  The case was brought by J. Lester Alexander, III, the Chapter 7 Trustee (the “Trustee”) of Terry Manufacturing Company, Inc. (“TMC”) and Terry Uniform Company, LLC (“TUC”), against Cintas in Randolph County, Alabama.  The Trustee seeks damages against Cintas for allegedly breaching fiduciary duties to TMC and TUC and for allegedly aiding and abetting breaches of fiduciary duties by others to those entities.  The complaint also includes allegations that Cintas breached certain limited liability company agreements, or alternatively, misrepresented their intention to perform their obligations in those agreements and acted as alter egos of the bankrupt TMC and are therefore liable for all of TMC’s debts.  The Trustee is seeking $50 million in compensatory damages and $100 million in punitive damages.  Cintas denies these claims and is vigorously defending itself against all claims in the complaint.   If there is an adverse verdict on the merits or in the event of a negotiated settlement of this lawsuit, the resulting liability could be material to Cintas.  Any estimated liability relating to this lawsuit is not determinable at this time.

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

ITEM 4.

CONTROLS AND PROCEDURES.

An evaluation was completed under the supervision and with the participation of Cintas’ management, including Cintas’ President and Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, of the effectiveness of the design and operation of Cintas’ disclosure controls and procedures as of November 30, 2004. Based on these evaluations, Cintas’ management, including the President and Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, concluded that Cintas’ disclosure controls and procedures were effective as of November 30, 2004. There has been no change to Cintas’ internal control over financial reporting that occurred during the second quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, Cintas’ internal control over financial reporting.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements. Forward-looking statements may be identified by words such as estimates, anticipates, projects, plans, expects, intends, believes, should and similar expressions and by the context in which they are used. Such statements are based upon current expectations of Cintas and speak only as of the date made. These statements are subject to various risks, uncertainties and other factors that could cause actual results to differ from those set forth in this report. Factors that might cause such a difference include the possibility of greater than anticipated operating costs, lower sales volumes, the performance and costs of integration of acquisitions, fluctuations in costs of materials and labor, costs and possible effects of union organizing activities, outcome of pending environmental matters, the cost, results and timely completion of assessment and remediation of internal controls for financial reporting required by the Sarbanes-Oxley Act of 2002, the initiation or outcome of litigation, higher assumed sourcing or distribution costs of products and the reactions of competitors in terms of price and service. Cintas undertakes no obligation to update any forward-looking statements to reflect the events or circumstances arising after the date on which they are made.

CINTAS CORPORATION

Part II.    Other Information

Item 4.	Submission of matters to a vote of security holders

Cintas’ Annual Shareholders’ meeting was held on October 19, 2004, at which the following issues were voted upon by shareholders:

Issue No. 1 Authority to elect nine Directors.

Name	Shares For	Shares - Withheld Authority
Richard T. Farmer	152,761,642	3,756,082
Robert J. Kohlhepp	153,122,547	3,395,177
	152,904,543	3,613,181
Paul R. Carter	151,777,045	4,740,679
Gerald V. Dirvin	153,284,062	3,233,662
Robert J. Herbold	153,287,506	3,230,218
Joyce Hergenhan	155,249,473	1,268,251
Roger L. Howe	148,330,183	8,187,541
David C. Phillips	152,212,162	4,305,562

Issue No. 2 Ratification of Ernst & Young LLP as our independent registered public accounting firm for fiscal 2005.

FOR 149,094,272 AGAINST 6,641,099 ABSTAIN 782,353 BROKER NON-VOTES 0

Issue No. 3 Proposal to adopt a policy of expensing the cost of stock options in Cintas’ income statement.

FOR 48,153,449 AGAINST 89,108,915 ABSTAIN 2,376,854 BROKER NON-VOTES 16,878,506

Issue No. 4 Proposal to issue a report on Cintas’ code of conduct for vendors and other workplace policies.

FOR 138,861,961 AGAINST 12,870,755 ABSTAIN 4,779,023 BROKER NON-VOTES 5,985

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