Form 10-Q
period 2005-02-28
CINTAS CORP
filed 2005-04-11
CIK 723254

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended February 28, 2005

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to __________

Commission file number 0-11399

CINTAS CORPORATION
(Exact name of registrant as specified in its charter)

WASHINGTON	31-1188630
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Exchange Act).     Yes  [X]       No  [   ]

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding March 31, 2005
Common Stock, no par value	172,089,720

CINTAS CORPORATION

INDEX

Part I.    Financial Information

        Item 1.    Financial Statements.

                       Consolidated Condensed Statements of Income -
                            Three Months and Nine Months Ended
                             February 28, 2005 and February 29, 2004

                       Consolidated Condensed Balance Sheets -
                            February 28, 2005 and February 29, 2004

                       Consolidated Condensed Statements of Cash Flows -
                            Six Months Ended February 28, 2005 and May 31, 2004

                       Notes to Consolidated Condensed Financial Statements

        Item 2.    Management's Discussion and Analysis of Financial
                            Condition and Results of Operations.

        Item 3.    Quantitative and Qualitative Disclosures About
                            Market Risk.

        Item 4.    Controls and Procedures.

Part II.   Other Information

        Item 1.    Legal Proceedings.

        Item 5.    Other Events.

        Item 6.    Exhibits.

Signatures

Certifications	Page No. 3 4 5 6 24 31 31 32 32 32 33 33 34

CINTAS CORPORATION
ITEM 1. FINANCIAL STATEMENTS.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
(In thousands except per share data)

	Three Months Ended		Nine Months Ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Revenue:
Rentals	$582,619	$547,474	$1,748,086	$1,634,334
Other services	172,622	149,466	509,951	441,571

	755,241	696,940	2,258,037	2,075,905
Costs and expenses (income):
Cost of rentals	320,724	303,471	961,767	906,951
Cost of other services	113,063	97,758	340,023	292,358
Selling and admin. expenses	203,912	185,019	597,152	538,103
Interest income	(2,149)	(806)	(4,785)	(1,779)
Interest expense	6,499	5,958	18,550	19,306
Write-off of loan receivable	--	--	--	4,343

	642,049	591,400	1,912,707	1,759,282

Income before income taxes	113,192	105,540	345,330	316,623

Income taxes	41,860	39,047	127,772	117,146

Net income	$71,332	$66,493	$217,558	$199,477

Basic earnings per share	$.42	$.39	$1.27	$1.17

Diluted earnings per share	$.41	$.39	$1.26	$1.16

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(In thousands except share data)

	February 28, 2005	May 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$71,860	$87,357
Marketable securities	295,929	166,964
Accounts receivable, net	300,819	285,592
Inventories, net	216,363	188,688
Uniforms and other rental items in service	298,499	298,247
Prepaid expenses	8,783	7,395

Total current assets	1,192,253	1,034,243

Property and equipment, at cost, net	807,222	785,310

Goodwill	871,094	805,441
Service contracts, net	145,576	144,664
Other assets, net	39,378	40,639

	$3,055,523	$2,810,297

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$57,064	$53,451
Accrued compensation and related liabilities	31,619	31,804
Accrued liabilities	184,093	146,226
Income taxes:
Current	52,624	36,640
Deferred	49,796	47,042
Long-term debt due within one year	10,162	10,523

Total current liabilities	385,358	325,686

Long-term debt due after one year	462,202	473,685

Deferred income taxes	127,059	122,957

Shareholders' equity:
Preferred stock, no par value:
100,000 shares authorized, none outstanding	--	--
Common stock, no par value:
425,000,000 shares authorized,
172,068,973 shares issued and outstanding
(171,377,679 at May 31, 2004)	113,357	94,569
Retained earnings	1,953,137	1,790,547
Other accumulated comprehensive income (loss):
Foreign currency translation	15,813	4,474
Unrealized loss on derivatives	(1,403)	(1,621)

Total shareholders' equity	2,080,904	1,887,969

	$3,055,523	$2,810,297

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	February 28, 2005	February 29, 2004
Cash flows from operating activities:
Net income	$217,558	$199,477
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	89,459	87,808
Amortization of deferred charges	20,726	19,387
Deferred income taxes	6,856	20,884
Change in current assets and liabilities, net of
acquisitions of businesses:
Accounts receivable	(12,119)	4,151
Inventories	(27,143)	25,965
Uniforms and other rental items in service	(252)	10,533
Prepaid expenses	(1,319)	(476)
Accounts payable	3,476	(5,556)
Accrued compensation and related liabilities	(185)	844
Accrued liabilities	(24,816)	(19,409)
Income taxes payable	15,984	16,828

Net cash provided by operating activities	288,225	360,436

Cash flows from investing activities:
Capital expenditures	(100,956)	(85,019)
Proceeds from sale or redemption of marketable securities	35,099	32,174
Purchase of marketable securities	(164,065)	(141,860)
Acquisitions of businesses, net of cash acquired	(82,186)	(49,836)
Other	(1,877)	9,695

Net cash used in investing activities	(313,985)	(234,846)

Cash flows from financing activities:
Repayment of long-term debt	(7,264)	(53,334)
Stock options exercised	3,844	6,360
Other	13,683	2,897

Net cash provided by (used in) financing activities	10,263	(44,077)

Net (decrease) increase in cash and cash equivalents	(15,497)	81,513

Cash and cash equivalents at beginning of period	87,357	32,239

Cash and cash equivalents at end of period	$71,860	$113,752

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

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

3.    Earnings per Share

The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective years:

	Three Months Ended		Nine Months Ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Numerator:
Net income	$71,332	$66,493	$217,558	$199,477

Denominator:
Denominator for basic earnings per
share-weighted average shares	171,802	171,088	171,629	170,847

Effect of dilutive securities-
employee stock options	988	1,596	1,071	1,368

Denominator for diluted earnings per
share-adjusted weighted average
shares and assumed conversions	172,790	172,684	172,700	172,215

Basic earnings per share	$.42	$.39	$1.27	$1.17

Diluted earnings per share	$.41	$.39	$1.26	$1.16

4.     Goodwill, Service Contracts and Other Assets

Changes in the carrying amount of goodwill for the nine months ended February 28, 2005, by operating segment, are as follows:

	Rentals	Other Services	Total
Balance as of June 1, 2004	$685,261	$120,180	$805,441
Goodwill acquired during the period	12,841	51,401	64,242
Foreign currency translation	1,330	81	1,411

Balance as of February 28, 2005	$699,432	$171,662	$871,094

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

Information regarding Cintas’ service contracts and other assets follows:

	As of February 28, 2005
	Carrying Amount	Accumulated Amortization	Net
Service contracts	$230,219	$84,643	$145,576

Noncompete and
consulting agreements	$35,733	$17,174	$18,559
Other	23,316	2,497	20,819

Total	$59,049	$19,671	$39,378

	As of May 31, 2004
	Carrying Amount	Accumulated Amortization	Net
Service contracts	$216,997	$72,333	$144,664

Noncompete and
consulting agreements	$33,720	$19,665	$14,055
Other	29,100	2,516	26,584

Total	$62,820	$22,181	$40,639

Amortization expense was $20,726 and $19,387 for the nine months ended February 28, 2005 and February 29, 2004, respectively. Estimated amortization expense, excluding any future acquisitions, for each of the next five years is $28,016, $27,700, $25,800, $23,486 and $21,060, respectively.

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

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

From time to time, Cintas uses interest rate swap and lock agreements as hedges against variability in short-term interest rates. These agreements effectively convert a portion of the floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. Cintas uses the Hypothetical Derivative Method for assessing the effectiveness of these swaps. There are no interest rate swap agreements outstanding as of February 28, 2005. When outstanding, the effectiveness of these swaps is reviewed at least every fiscal quarter. Cintas also uses reverse interest rate swap agreements to convert a portion of fixed rate debt to a floating rate basis, thus hedging for changes in the fair value of the fixed rate debt being hedged. Cintas has determined that the current interest rate swap agreements, designated as fair value hedges, qualify for treatment under the short-cut method of measuring effectiveness. Under the provisions of SFAS 133, these hedges are determined to be perfectly effective and there is no requirement to periodically evaluate effectiveness.

The amortization of the cash flow hedge, pertaining to interest rate swap and lock agreements, resulted in a credit to other comprehensive income of $73 for the three months ended February 28, 2005, and $218 for the nine months ended February 28, 2005. The reverse interest rate swap agreements are fair value hedges that convert $225 million of fixed rate debt to a floating rate. These agreements expire in 2007 and allow Cintas to receive an effective interest rate of 5.13% and pay an interest rate based on LIBOR. Because these fair value hedges are 100% effective, the $2 million unfavorable change in the fair value of these hedges for the three months ended February 28, 2005, and the net $5 million unfavorable change for the nine months ended February 28, 2005, were directly offset by a decrease in the fair value of the debt.

Cintas has certain significant covenants related to debt agreements. These covenants limit Cintas’ ability to incur certain liens, to engage in sale-leaseback transactions and to merge, consolidate or sell all or substantially all of Cintas’ assets. These covenants also require Cintas to maintain certain debt to capitalization and interest coverage ratios. Cross default provisions exist between certain debt instruments. Cintas is in compliance with all of the significant debt covenants for all periods presented. Were a default of a significant covenant to occur, the default could result in an acceleration of indebtedness, impair liquidity and limit the ability to raise future capital. However, Cintas’ debt, net of cash and marketable securities, is only $105 million. For the nine months ended February 28, 2005, alone, net cash provided by operating activities was $288 million. Capital expenditures were approximately $101 million for the same period.

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

	Three Months Ended		Nine Months Ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Net income, as reported	$71,332	$66,493	$217,558	$199,477

Deduct: Total stock-based employee
compensation expense determined
under fair value based method for all
awards, net of related tax effects	2,170	1,637	6,450	4,906

Pro forma net income	$69,162	$64,856	$211,108	$194,571

Earnings per share:
Basic - as reported	$.42	$.39	$1.27	$1.17

Basic - pro forma	$.40	$.38	$1.23	$1.14

Diluted - as reported	$.41	$.39	$1.26	$1.16

Diluted - pro forma	$.40	$.38	$1.22	$1.13

During the third quarter of fiscal 2005, Cintas vested certain employee stock options whose exercise price was greater than current market value.

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

7.    Comprehensive Income

Total comprehensive income represents the net change in shareholders’ equity during a period from sources other than transactions with shareholders and, as such, includes net earnings. For Cintas, the only components of total comprehensive income are the change in cumulative foreign currency translation adjustments and the change in the fair value of the forecasted cash flows associated with a derivative accounted for as a cash flow hedge. The components of comprehensive income for the three and nine month periods ended February 28, 2005 and February 29, 2004 are as follows:

	Three Months Ended		Nine Months Ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Net income	$71,332	$66,493	$217,558	$199,477

Other comprehensive income (loss)
Foreign currency translation
adjustment	(5,158)	(3,223)	11,339	2,301
Net unrealized income on
cash flow hedges	73	72	218	596

Comprehensive income	$66,247	$63,342	$229,115	$202,374

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

8.    Segment Information

Cintas classifies its businesses into two operating segments: Rentals and Other Services. The Rentals operating segment designs and manufactures corporate identity uniforms which it rents, along with entrance mats, shop towels, restroom supplies and other items, to its customers. The Other Services operating segment involves the design, manufacture and direct sale of uniforms to its customers, and the sale of ancillary products and services, including first aid and safety and fire protection products and services, document management services and cleanroom supplies. All of these services are provided throughout the United States and Canada to businesses of all types — from small service and manufacturing companies to major corporations that employ thousands of people.

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

	Rentals	Other Services	Corporate	Total
For the three months
ended February 28, 2005
Revenue	$582,619	$172,622	$--	$755,241

Income before income taxes	$102,277	$15,265	$(4,350)	$113,192

For the three months	--
ended February 29, 2004
Revenue	$547,474	$149,466	$--	$696,940

Income before income taxes	$95,822	$14,870	$(5,152)	$105,540

As of and for the nine months
ended February 28, 2005
Revenue	$1,748,086	$509,951	$--	$2,258,037

Income before income taxes	$316,013	$43,082	$(13,765)	$345,330

Total assets	$2,228,303	$459,431	$367,789	$3,055,523

As of and for the nine months
ended February 29, 2004
Revenue	$1,634,334	$441,571	$--	$2,075,905

Income before income taxes	$295,791	$42,702	$(21,870)	$316,623

Total assets	$2,197,979	$308,167	$248,858	$2,755,004

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

Cintas is also a defendant in a purported class action lawsuit, Robert Ramirez, et al., v. Cintas Corporation, filed on January 20, 2004, and pending in the United States District Court, Northern District of California, San Francisco Division. The case was brought on behalf of all past and present female, African-American and Hispanic employees of Cintas and its subsidiaries. The complaint alleges that Cintas has engaged in a pattern and practice of discriminating against women and minorities in recruitment, hiring, promotions, transfers, job assignments and pay. The complaint seeks injunctive relief, compensatory damages, punitive damages and attorney’s fees, among other things. Cintas denies these claims and is defending the plaintiffs’ allegations. The court ordered arbitration as to three of the ten named plaintiffs. The United States Equal Employment Opportunity Commission (EEOC) has filed a motion to intervene in order to participate in this lawsuit. No filings or determination has been made in regard to the lawsuit as to class certification. There can be no assurance as to whether a class will be certified or, if a class is certified, as to the geographic or other scope of such class. Several related proceedings with similar allegations are pending, including an EEOC charge filed on April 17, 2000, by Mirna Serrano with the EEOC Detroit District office on behalf of female service sales representative applicants at all Cintas locations in Michigan, a class action lawsuit, Mirna E. Serrano, et al., v. Cintas Corporation, filed on May 10, 2004, in the United States District Court for the Eastern District of Michigan, Southern Division on behalf of the same female service sales representative applicants in the EEOC charge, and an administrative action filed on December 15, 2004, by James Morgan with the EEOC Washington, D.C. office and the California Department of Fair Employment and Housing alleging racial discrimination in compensation and training opportunities. If there is an adverse verdict or a negotiated

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

settlement of these actions, the resulting liability and/or any increased costs of operations on an ongoing basis could be material to Cintas. Any estimated liability relating to these proceedings is not determinable at this time.

Several other administrative proceedings are pending including: (i) two charges filed on November 30, 2004, by an EEOC Commissioner with the EEOC Systemic Litigation Unit alleging failure to hire and assign females to production job positions, and, failing to hire females, African Americans and Hispanics into the Management Trainee program, (ii) a charge filed on January 24, 2005, by Jennifer Fargo on behalf of herself and a similarly situated class with the Augusta Human Relations Commission and the EEOC Detroit District office alleging gender and equal pay discrimination against female Sales Representative and Sales Associates, and (iii) a charge filed on March 23, 2005, by Clifton Cooper on behalf of himself and a similarly situated class with the EEOC Systemic Litigation Unit alleging discriminatory pay and treatment due to race. The investigations of these allegations are pending and no determinations have been made.

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

10.    Supplemental Guarantor Information

Effective June 1, 2000, Cintas reorganized its legal structure and created Cintas Corporation No. 2 (Corp. 2) as its indirectly, wholly-owned principal operating subsidiary. Cintas and its wholly-owned, direct and indirect domestic subsidiaries, other than Corp. 2, unconditionally guaranteed, jointly and severally, debt of Corp. 2.

On May 13, 2002, Cintas completed the acquisition of Omni Services, Inc. (Omni). A portion of the purchase price for Omni was funded with $450,000 in long-term notes. Corp. 2 was the issuer of the long-term notes, which are unconditionally guaranteed, jointly and severally, by Cintas Corporation and the subsidiary guarantors.

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

Condensed consolidating financial statements for Cintas, Corp. 2, the subsidiary guarantors and non-guarantors are presented below:

CONDENSED CONSOLIDATED INCOME STATEMENT
THREE MONTHS ENDED FEBRUARY 28, 2005

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non-Guarantors	Eliminations	Cintas Corporation Consolidated
Revenue:
Rentals	$--	$429,797	$118,689	$34,220	$(87)	$582,619
Other services	--	172,531	81,942	11,604	(93,455)	172,622
Equity in net income of affiliates	71,332	--	--	--	(71,332)	--

	71,332	602,328	200,631	45,824	(164,874)	755,241
Costs and expenses (income):
Cost of rentals	--	263,438	68,427	20,870	(32,011)	320,724
Cost of other services	--	87,682	86,708	7,546	(68,873)	113,063
Selling and administrative expenses	--	194,028	(10,292)	12,876	7,300	203,912
Interest income	--	(1,787)	(3)	(359)	--	(2,149)
Interest expense	--	6,466	(906)	939	--	6,499

	--	549,827	143,934	41,872	(93,584)	642,049

Income before income taxes	71,332	52,501	56,697	3,952	(71,290)	113,192
Income taxes	--	5,635	34,546	1,679	--	41,860

Net income	$71,332	$46,866	$22,151	$2,273	$(71,290)	$71,332

CONDENSED CONSOLIDATED INCOME STATEMENT
THREE MONTHS ENDED FEBRUARY 29, 2004

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non-Guarantors	Eliminations	Cintas Corporation Consolidated
Revenue:
Rentals	$--	$407,260	$110,433	$29,854	$(73)	$547,474
Other services	--	249,619	59,262	7,473	(166,888)	149,466
Equity in net income of affiliates	66,493	--	--	--	(66,493)	--

	$66,493	$656,879	$169,695	$37,327	$(233,454)	$696,940
Costs and expenses (income):
Cost of rentals	--	253,441	65,587	18,277	(33,834)	303,471
Cost of other services	--	192,562	40,633	4,138	(139,575)	97,758
Selling and administrative expenses	--	180,573	(4,490)	8,282	654	185,019
Interest income	--	(642)	(33)	(131)	--	(806)
Interest expense	--	5,908	(1,020)	1,070	--	5,958

	--	631,842	100,677	31,636	(172,755)	591,400

Income before income taxes	66,493	25,037	69,018	5,691	(60,699)	105,540
Income taxes	--	5,485	31,948	1,614	--	39,047

Net income	$66,493	$19,552	$37,070	$4,077	$(60,699)	$66,493

CONDENSED CONSOLIDATED INCOME STATEMENT
NINE MONTHS ENDED FEBRUARY 28, 2005

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non-Guarantors	Eliminations	Cintas Corporation Consolidated
Revenue:
Rentals	$--	$1,295,310	$354,544	$98,471	$(239)	$1,748,086
Other services	--	537,885	239,427	29,081	(296,442)	509,951
Equity in net income of affiliates	217,558	--	--	--	(217,558)	--

	217,558	1,833,195	593,971	127,552	(514,239)	2,258,037
Costs and expenses (income):
Cost of rentals	--	792,017	210,097	58,542	(98,889)	961,767
Cost of other services	--	366,660	168,260	18,505	(213,402)	340,023
Selling and administrative expenses	--	565,350	(23,079)	29,774	25,107	597,152
Interest income	--	(3,976)	(9)	(800)	--	(4,785)
Interest expense	--	18,276	(2,556)	2,830	--	18,550

	--	1,738,327	352,713	108,851	(287,184)	1,912,707

Income before income taxes	217,558	94,868	241,258	18,701	(227,055)	345,330
Income taxes	--	17,056	104,413	6,303	--	127,772

Net income	$217,558	$77,812	$136,845	$12,398	$(227,055)	$217,558

CONDENSED CONSOLIDATED INCOME STATEMENT
NINE MONTHS ENDED FEBRUARY 29, 2004

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non-Guarantors	Eliminations	Cintas Corporation Consolidated
Revenue:
Rentals	$--	$1,219,331	$329,870	$85,301	$(168)	$1,634,334
Other services	--	775,213	169,981	23,002	(526,625)	441,571
Equity in net income of affiliates	199,477	--	--	--	(199,477)	--

	199,477	1,994,544	499,851	108,303	(726,270)	2,075,905
Costs and expenses (income):
Cost of rentals	--	769,985	194,142	52,752	(109,928)	906,951
Cost of other services	--	581,608	119,129	13,568	(421,947)	292,358
Selling and administrative expenses	--	533,703	(20,112)	23,931	581	538,103
Interest income	--	(1,360)	(90)	(329)	--	(1,779)
Interest expense	--	19,139	(2,983)	3,150	--	19,306
Write-off of loan receivable	--	--	4,343	--	--	4,343

	--	1,903,075	294,429	93,072	(531,294)	1,759,282

Income before income taxes	199,477	91,469	205,422	15,231	(194,976)	316,623
Income taxes	--	16,796	95,620	4,730	--	117,146

Net income	$199,477	$74,673	$109,802	$10,501	$(194,976)	$199,477

CONDENSED CONSOLIDATED BALANCE SHEET
AS OF FEBRUARY 28, 2005

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non-Guarantors	Eliminations	Cintas Corporation Consolidated
Assets
Current assets:
Cash and cash equivalents	$--	$45,725	$7,515	$18,620	$--	$71,860
Marketable securities	--	247,621	--	48,308	--	295,929
Accounts receivable, net	--	215,592	87,406	9,294	(11,473)	300,819
Inventories, net	--	201,016	21,239	8,687	(14,579)	216,363
Uniforms and other rental items in service	--	244,095	73,050	16,324	(34,970)	298,499
Prepaid expenses	--	5,653	2,255	875	--	8,783

Total current assets	--	959,702	191,465	102,108	(61,022)	1,192,253

Property and equipment, at cost, net	--	599,615	165,720	41,887	--	807,222

Goodwill	--	137,043	718,761	15,290	--	871,094
Service contracts, net	--	99,027	38,567	7,982	--	145,576
Other assets, net	1,656,215	24,646	713,138	164,544	(2,519,165)	39,378

	$1,656,215	$1,820,033	$1,827,651	$331,811	$(2,580,187)	$3,055,523

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$(465,247)	212,529	248,489	$23,280	$38,013	$57,064
Accrued compensation and related liabilities	--	22,932	6,831	1,856	--	31,619
Accrued liabilities	54,968	172,617	(47,479)	4,032	(45)	184,093
Income taxes:
Current	--	(22,179)	74,525	307	(29)	52,624
Deferred	--	--	47,795	2,001	--	49,796
Long-term debt due within one year	--	9,635	686	--	(159)	10,162

Total current liabilities	(410,279)	395,534	330,847	31,476	37,780	385,358

Long-term debt due after one year	--	471,241	(56,001)	80,164	(33,202)	462,202
Deferred income taxes	--	10,222	111,118	5,719	--	127,059
Total shareholders' equity	2,066,494	943,036	1,441,687	214,452	(2,584,765)	2,080,904

	$1,656,215	$1,820,033	$1,827,651	$331,811	$(2,580,187)	$3,055,523

CONDENSED CONSOLIDATED BALANCE SHEET
AS OF MAY 31, 2004

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non-Guarantors	Eliminations	Cintas Corporation Consolidated
Assets
Current assets:
Cash and cash equivalents	$--	$56,455	$8,057	$22,845	$--	$87,357
Marketable securities	--	150,652	--	16,312	--	166,964
Accounts receivable, net	--	210,026	79,425	8,703	(12,562)	285,592
Inventories, net	--	172,586	20,249	6,624	(10,771)	188,688
Uniforms and other rental items in service	--	240,833	70,741	15,954	(29,281)	298,247
Prepaid expenses	--	6,006	1,011	378	--	7,395

Total current assets	--	836,558	179,483	70,816	(52,614)	$1,034,243

Property and equipment, at cost, net	--	596,037	149,461	39,812	--	785,310

Goodwill	--	124,845	667,128	13,468	--	805,441
Service contracts, net	--	106,348	29,653	8,663	--	144,664
Other assets, net	1,419,869	29,861	769,746	141,897	(2,320,734)	40,639

	$1,419,869	$1,693,649	$1,795,471	$274,656	$(2,373,348)	$2,810,297

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$(465,247)	168,429	$298,501	13,755	$38,013	$53,451
Accrued compensation and related liabilities	--	23,863	6,307	1,634	--	31,804
Accrued liabilities	--	179,525	(36,472)	4,148	(975)	146,226
Income taxes:
Current	--	(33,638)	69,796	511	(29)	36,640
Deferred	--	601	44,630	1,811	--	47,042
Long-term debt due within one year	--	9,655	655	372	(159)	10,523

Total current liabilities	(465,247)	348,435	383,417	22,231	36,850	325,686

Long-term debt due after one year	--	482,360	(49,928)	72,529	(31,276)	473,685
Deferred income taxes	--	9,621	108,143	5,193	--	122,957
Total shareholders' equity	1,885,116	853,233	1,353,839	174,703	(2,378,922)	1,887,969

	$1,419,869	$1,693,649	$1,795,471	$274,656	$(2,373,348)	$2,810,297

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
NINE MONTHS ENDED FEBRUARY 28, 2005

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated
Cash flows from operating activities:
Net income	$217,558	$77,812	$136,845	$12,398	$(227,055)	$217,558
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation	--	56,443	28,641	4,375	--	89,459
Amortization of deferred charges	--	13,265	5,712	1,749	--	20,726
Deferred income taxes	--	--	6,140	716	--	6,856
Changes in current assets and liabilities,
net of acquisitions of businesses:
Accounts receivable	--	(5,294)	(5,145)	(591)	(1,089)	(12,119)
Inventories	--	(31,484)	2,645	(2,112)	3,808	(27,143)
Uniforms and other rental items in service	--	(208)	(5,412)	(321)	5,689	(252)
Prepaid expenses	--	353	(1,175)	(497)	--	(1,319)
Accounts payable	--	44,100	(50,149)	9,525	--	3,476
Accrued compensation and related liabilities	--	(931)	524	222	--	(185)
Accrued liabilities	--	(7,087)	(18,543)	(116)	930	(24,816)
Income taxes payable	--	11,459	4,729	(204)	--	15,984

Net cash provided by (used in) operating activities	217,558	158,428	104,812	25,144	(217,717)	288,225

Cash flows from investing activities:
Capital expenditures	--	(60,672)	(33,756)	(6,528)	--	(100,956)
Proceeds from sale or redemption of marketable securities	--	33,287	--	1,812	--	35,099
Purchase of marketable securities	--	(130,256)	--	(33,809)	--	(164,065)
Acquisitions of businesses, net of cash acquired	--	(4,565)	(77,206)	(415)	--	(82,186)
Other	(223,528)	(611)	11,649	(9,030)	219,643	(1,877)

Net cash (used in) provided by investing activities	(223,528)	(162,817)	(99,313)	(47,970)	219,643	(313,985)

Cash flows from financing activities:
Repayment of long-term debt	--	(6,559)	(6,041)	7,262	(1,926)	(7,264)
Stock options exercised	3,844	--	--	--	--	3,844
Other	2,126	218	--	11,339	--	13,683

Net cash provided by (used in) financing activities	5,970	(6,341)	(6,041)	18,601	(1,926)	10,263

Net decrease in cash and cash equivalents	--	(10,730)	(542)	(4,225)	--	(15,497)
Cash and cash equivalents at beginning of period	--	56,455	8,057	22,845	--	87,357

Cash and cash equivalents at end of period	$--	$45,725	$7,515	$18,620	$--	$71,860

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
NINE MONTHS ENDED FEBRUARY 29, 2004

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated
Cash flows from operating activities:
Net income	$199,477	$74,673	$109,802	$10,501	$(194,976)	$199,477
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation	--	56,172	27,304	4,332	--	87,808
Amortization of deferred charges	--	6,180	11,545	1,662	--	19,387
Deferred income taxes	--	(426)	20,817	493	--	20,884
Changes in current assets and liabilities,
net of acquisitions of businesses:
Accounts receivable	--	(897)	8,243	(891)	(2,304)	4,151
Inventories	--	29,307	(296)	274	(3,320)	25,965
Uniforms and other rental items in service	--	10,019	1,421	274	(1,181)	10,533
Prepaid expenses	--	(1,016)	156	384	--	(476)
Accounts payable	--	114,422	(124,057)	4,079	--	(5,556)
Accrued compensation and related liabilities	--	314	439	91	--	844
Accrued liabilities	--	(8,837)	(10,535)	(984)	947	(19,409)
Income taxes payable	--	3,246	13,407	175	--	16,828

Net cash provided by (used in) operating activities	199,477	283,157	58,246	20,390	(200,834)	360,436

Cash flows from investing activities:
Capital expenditures	--	(52,175)	(29,342)	(3,502)	--	(85,019)
Proceeds from sale or redemption of marketable securities	--	31,979	--	195	--	32,174
Purchase of marketable securities	--	(134,361)	(1,186)	(6,313)	--	(141,860)
Acquisitions of businesses, net of cash acquired	--	(1,215)	(48,621)	--	--	(49,836)
Other	(205,837)	(5,675)	22,887	(1,642)	199,962	9,695

Net cash (used in) provided by investing activities	(205,837)	(161,447)	(56,262)	(11,262)	199,962	(234,846)

Cash flows from financing activities:
Repayment of long-term debt	--	(53,060)	(1,738)	1,744	(280)	(53,334)
Stock options exercised	6,360	--	--	--	--	6,360
Other	--	596	--	2,301	--	2,897

Net cash provided by (used in) financing activities	6,360	(52,464)	(1,738)	4,045	(280)	(44,077)

Net increase (decrease) in cash and cash equivalents	--	69,246	246	13,173	(1,152)	81,513
Cash and cash equivalents at beginning of period	--	16,592	5,166	9,329	1,152	32,239

Cash and cash equivalents at end of period	$--	$85,838	$5,412	$22,502	$--	$113,752

CINTAS CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BUSINESS STRATEGY

We are North America’s leading provider of corporate identity uniforms through rental and sales programs, as well as related business services, including entrance mats, restroom products, first aid and safety and fire protection products and services, document management services and cleanroom services. Our services are designed to enhance our customers’ images and to provide additional safety and protection in the workplace.

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

RESULTS OF OPERATIONS

Cintas classifies its businesses into two operating segments: Rentals and Other Services. The Rentals operating segment designs and manufactures corporate identity uniforms which it rents, along with mats, shop towels, restroom supplies and other items, to its customers. The Other Services operating segment involves the design, manufacture and direct sale of uniforms to customers as well as the sale of ancillary products and services. These ancillary products and services include first aid and safety and fire protection products and services, document management services and cleanroom supplies. Our products and services are provided throughout the United States and Canada to businesses of all types — from small service and manufacturing companies to major corporations that employ thousands of people.

Three Months Ended February 2005 Compared to Three Months Ended February 2004

Revenue, Expenses and Income

Revenue Comparison

Total revenue increased 8.4% for the three months ended February 28, 2005, over the same period in fiscal 2004. Internal growth for this period was 5.4%. (When adjusted for one less workday for the three months ended February 28, 2005, as compared to the prior year, total revenue internal growth was 7.1%.) The remaining 3.0% represents external growth derived mainly through the acquisitions of first aid and safety, fire protection and document management businesses within our Other Services segment.

Net Rentals revenue increased 6.4% for the three months ended February 28, 2005, over the same period in the prior fiscal year. Rentals operating segment internal growth for the third quarter of fiscal 2005 was 5.8% as compared to the three months ended February 29, 2004. (When adjusted for one less workday for the three months ended February 28, 2005, as compared to the prior year, total Rentals internal growth was 7.5%.) This increase is primarily due to the sale of new rental programs to customers, offset by lost business.

Other Services revenue increased 15.5% for the three months ended February 28, 2005, over the same period in the prior year. This increase was mainly due to a combination of acquisitions of first aid and safety, fire protection and document management businesses. Other Services operating segment internal growth for the third quarter of fiscal 2005 was 4.1% as compared to the three months ended February 29, 2004. (When adjusted for one less workday for the three months ended February 28, 2005, as compared to the prior year, total Other Services internal growth was 5.7%.) This internal growth was generated primarily through increased sales of first aid and safety products and services to customers.

Expense Comparison

Cost of rentals consists primarily of production expenses, delivery expenses and amortization of in service uniforms and other rental items. Cost of rentals increased 5.7% for the three months ended February 28, 2005, as compared to the three months ended February 29, 2004, which corresponds to the growth in Rentals revenue. Energy costs were approximately $20 million for the three months ended February 28, 2005, versus approximately $17 million for the same period in the prior year, an 18 percent increase. However, various other operational efficiencies offset this increase.

Cost of other services consists primarily of cost of goods sold (predominantly uniforms and first aid products), delivery expenses and distribution expenses. Cost of other services increased 15.7% for the three months ended February 28, 2005, as compared to the three months ended February 29, 2004. This increase was mainly due to increased sales in this segment. Gross margin within this segment will fluctuate depending on the type of product or service sold, as products which require additional services generate higher gross margins. Generally, the gross margin for Other Services is in the 30% to 35% range. The current quarter’s gross margin is 34.5%, which is at the upper end of that general range.

Selling and administrative expenses increased 10.2% for the three months ended February 28, 2005, as compared to the three months ended February 29, 2004. Selling and administrative expenses increased mainly due to higher selling expenses. In order to accelerate revenue growth, we have increased our sales force by approximately 11% over the last year and also increased marketing and sales promotions. These measures combined to increase our selling costs by approximately $8 million over the prior year. The cost of providing medical benefits to our employees also increased $4 million.

We anticipate a continued rise in energy and labor-related costs. Recent increases in fuel costs will continue to negatively impact our operating results in coming quarters, except to the extent we are able to offset such costs with price increases and increased operating efficiencies.

Net interest expense (interest expense less interest income) was $4.4 million for the three months ended February 28, 2005, compared to $5.2 million for the same period in the prior fiscal year. This decrease was driven primarily from increased interest income due to higher levels of cash and marketable securities. This additional interest income was partially offset by higher interest expense due to higher interest rates on our variable rate outstanding debt.

Cintas’ effective tax rate was 37.0% for both the three months ended February 28, 2005 and February 29, 2004.

Income Comparison

Net income increased 7.3% for the three months ended February 28, 2005, over the same period in fiscal 2004, primarily due to revenue growth. Diluted earnings per share increased 5.1% for the three months ended February 28, 2005, over the same period in the prior fiscal year.

Nine Months Ended February 2005 Compared to Nine Months Ended February 2004

Revenue, Expenses and Income

Revenue Comparison

Total revenue increased 8.8% for the nine months ended February 28, 2005, over the same period in fiscal 2004. Internal growth for this period was 5.8%. The 3.0% of external growth was derived mainly through the acquisitions of first aid and safety, fire protection and document management businesses within our Other Services segment.

Net Rentals revenue increased 7.0% for the nine months ended February 28, 2005, over the same period in the prior fiscal year. Rentals operating segment internal growth was 6.4%. This increase is primarily due to the sale of new rental programs to customers, offset by lost business.

Other Services revenue increased 15.5% for the nine months ended February 28, 2005, over the same period in the prior year. This increase was mainly due to a combination of acquisitions of first aid and safety, fire protection and document management businesses. Other Services operating segment internal growth through the third quarter of fiscal 2005 was 3.9% as compared to the nine months ended February 29, 2004. This internal growth was generated primarily through increased sales of first aid and safety products and services to customers.

Expense Comparison

Cost of rentals consists primarily of production expenses, delivery expenses and amortization of in service uniforms and other rental items. Cost of rentals increased 6.0% for the nine months ended February 28, 2005, as compared to the nine months ended February 29, 2004, which corresponds to the growth in Rentals revenue. Energy costs were approximately $56 million for the nine months ended February 28, 2005, versus approximately $47 million for the same period in the prior year, a 19 percent increase. However, various other operational efficiencies offset this increase.

Cost of other services consists primarily of cost of goods sold (predominantly uniforms and first aid products), delivery expenses and distribution expenses. Cost of other services increased 16.3% for the nine months ended February 28, 2005, as compared to the nine months ended February 29, 2004. This increase was mainly due to the increased sales in this segment. The cost of other services increased greater than the growth in segment sales due to customer sales mix.

Gross margin within this segment will fluctuate depending on the type of product or service sold, as products which require additional services generate higher gross margins. Generally, the gross margin for Other Services is in the 30% to 35% range. This period’s gross margin was 33.3%, which is within that range.

Selling and administrative expenses increased 11.0% for the nine months ended February 28, 2005, as compared to the nine months ended February 29, 2004. Selling and administrative expenses increased mainly due to selling expenses. In order to accelerate revenue growth, we have increased our sales force by approximately 11% over the last year and also increased marketing and sales promotions. These measures combined to increase our selling costs by approximately $28 million over the prior year. The cost of providing medical benefits to our employees also increased approximately $11 million.

We anticipate a continued rise in energy and labor-related costs. Recent increases in fuel costs will continue to negatively impact our operating results in coming quarters, except to the extent we are able to offset such costs with price increases and increased operating efficiencies.

Net interest expense (interest expense less interest income) was $13.8 million for the nine months ended February 28, 2005, compared to $17.5 million for the same period in the prior fiscal year. This decrease was driven primarily from increased interest income due to increased levels of cash and marketable securities. Reduced levels of outstanding debt also contributed to this decrease.

Cintas’ effective tax rate was 37.0% for both the nine months ended February 28, 2005 and February 29, 2004.

Included in net income for the first quarter of fiscal 2004 was a pre-tax charge of $4.3 million from a write-off of a receivable from a garment manufacturer. Based on concerns on the supplier’s viability to remain as a going concern, the receivable was completely written off.

Income Comparison

Net income increased 9.1% for the nine months ended February 28, 2005, over the same period in fiscal 2004, primarily due to increased revenues. Diluted earnings per share increased 8.6% for the nine months ended February 28, 2005, over the same period in the prior fiscal year.

Financial Condition

At February 28, 2005, there was $368 million in cash, cash equivalents and marketable securities, an increase of $113 million from May 31, 2004, primarily due to additional cash generation from increased operating income. Capital expenditures were approximately $101 million for the nine months ended February 28, 2005. We expect capital expenditures for the year to be between $130 and $140 million. Cash, cash equivalents and marketable securities will be used to finance future growth, capital expenditures, repayment of debt and dividends. Cintas also has additional borrowing capacity for use in future acquisitions. We believe that our current cash position, funds generated from operations and the strength of our banking relationships are sufficient to meet our anticipated operational and capital requirements.

Net property and equipment increased by $22 million from May 31, 2004 to February 28, 2005, due to continued investment in rental facilities and equipment. At the end of the third quarter of fiscal 2005, Cintas had four uniform rental facilities in various stages of construction.

Following is information regarding Cintas’ long-term contractual obligations and other commitments outstanding as of February 28, 2005:

(In thousands)	Payments Due by Period
Long-term contractual obligations	Total	One year or less	Two to three years	Four to five years	After five years
Long-term debt (1)	$469,332	$9,598	$231,018	$373	$228,343
Capital lease obligations (2)	3,032	564	1,200	788	480
Operating leases (3)	46,856	13,743	18,722	9,108	5,283
Interest payments (4)	127,023	25,986	42,368	27,347	31,322
Interest swap agreements (5)	(2,099)	(1,711)	(388)	--	--
Unconditional purchase obligations	--	--	--	--	--

Total contractual cash obligations	$644,144	$48,180	$292,920	$37,616	$265,428

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

(1)	Long-term debt primarily consists of $450,000 in long-term notes related to the Omni acquisition.
(2)	Capital lease obligations are classified as long-term debt on the balance sheet.
(3)	Operating leases consist primarily of building leases and synthetic leases on the two corporate jets.
(4)	Interest payments include interest on both fixed and variable rate debt. Rates have been assumed to increase 50 basis points for the remainder of fiscal 2005, an additional 50 basis points in fiscal 2006 and an additional 50 basis points in fiscal 2007.
(5)	Reference Note 5 entitled Debt, Derivatives and Hedging Activities for a detailed discussion of interest swap agreements.

(In thousands)	Amount of Commitment Expiration Per Period
Other commercial commitments	Total	One year or less	Two to three years	Four to five years	After five years
Lines of credit (1)	$300,000	$--	$--	$300,000	$--
Standby letter of credit (2)	57,669	57,669	--	--	--
Guarantees	--	--	--	--	--
Standby repurchase obligations	--	--	--	--	--
Other commercial commitments	--	--	--	--	--

Total commercial commitments	$357,669	$57,669	$--	$300,000	$--

(1)	Back-up facility for the commercial paper program.
(2)	Support certain outstanding debt and self-insured workers’ compensation and general liability insurance programs.

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

Cintas is also a defendant in a purported class action lawsuit, Robert Ramirez, et al., v. Cintas Corporation, filed on January 20, 2004, and pending in the United States District Court, Northern District of California, San Francisco Division. The case was brought on behalf of all past and present female, African-American and Hispanic employees of Cintas and its subsidiaries. The complaint alleges that Cintas has engaged in a pattern and practice of discriminating against women and minorities in recruitment, hiring, promotions, transfers, job assignments and pay. The complaint seeks injunctive relief, compensatory damages, punitive damages and attorney’s fees, among other things. Cintas denies these claims and is defending the plaintiffs’ allegations. The court ordered arbitration as to three of the ten named plaintiffs. The United States Equal Employment Opportunity Commission (EEOC) has filed a motion to intervene in order to participate in this lawsuit. No filings or determination has been made in regard to the lawsuit as to class certification. There can be no assurance as to whether a class will be certified or, if a class is certified, as to the geographic or other scope of such class. Several related proceedings with similar allegations are pending, including an EEOC charge filed on April 17, 2000, by Mirna Serrano with the EEOC Detroit District office on behalf of female service sales representative applicants at all Cintas locations in Michigan, a class action lawsuit, Mirna E. Serrano, et al., v. Cintas Corporation, filed on May 10, 2004, in the United States District Court for the Eastern District of Michigan, Southern Division on behalf of the same female service sales representative applicants in the EEOC charge, and an administrative action filed on December 15, 2004, by James Morgan with the EEOC Washington, D.C. office and the California Department of Fair Employment and Housing alleging racial discrimination in compensation and training opportunities. If there is an adverse verdict or a negotiated settlement of these actions, the resulting liability and/or any increased costs of operations on an ongoing basis could be material to Cintas. Any estimated liability relating to these proceedings is not determinable at this time.

Several other administrative proceedings are pending including: (i) two charges filed on November 30, 2004, by an EEOC Commissioner with the EEOC Systemic Litigation Unit alleging failure to hire and assign females to production job positions, and, failing to hire females, African Americans and Hispanics into the Management Trainee program, (ii) a charge filed on January 24, 2005, by Jennifer Fargo on behalf of herself and a similarly situated class with the Augusta Human Relations Commission and the EEOC Detroit District office alleging gender and equal pay discrimination against female Sales Representative and Sales Associates, and (iii) a charge filed on March 23, 2005, by Clifton Cooper on behalf of himself and a similarly situated class with the EEOC Systemic Litigation Unit alleging discriminatory pay and treatment due to race. The investigations of these allegations are pending and no determinations have been made.

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

ITEM 4.

CONTROLS AND PROCEDURES.

An evaluation was completed under the supervision and with the participation of Cintas’ management, including Cintas’ President and Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, of the effectiveness of the design and operation of Cintas’ disclosure controls and procedures as of February 28, 2005. Based on these evaluations, Cintas’ management, including the President and Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, concluded that Cintas’ disclosure controls and procedures were effective as of February 28, 2005. There has been no change to Cintas’ internal control over financial reporting that occurred during the third quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, Cintas’ internal control over financial reporting.

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

CINTAS CORPORATION

Part II.    Other Information

               Item 1.    Legal Proceedings

I.     Supplemental Information: We discuss certain legal proceedings pending against us in Part I of this quarterly report on Form 10-Q under the caption “Item 1. Financial Statements,” in Note 9 to our financial statements, which is captioned “Litigation and Other Contingencies,” and refer you to that discussion for important information concerning those legal proceedings, including the basis for such actions and, where known, the relief sought. We provide the following additional information concerning those legal proceedings which sets forth the name of the lawsuit, the court in which the lawsuit is pending and the date on which the petition commencing the lawsuit was filed.

Wage and Hour Litigation: Paul Veliz, et al., v. Cintas Corporation, United States District Court, Northern District of California, Oakland Division, March 19, 2003.

Race and Gender Litigation and Related Charges: Robert Ramirez, et al., v. Cintas Corporation, United States District Court, Northern District of California, San Francisco Division, January 20, 2004; Mirna E. Serrano, et al., v. Cintas Corporation, United States District Court for the Eastern District of Michigan, Southern Division, May 10, 2004; EEOC complaint filed by Mirna Serrano on April 17, 2000 with the EEOC Detroit District; EEOC complaint filed by James Morgan on December 15, 2004 with the EEOC Washington, D.C. office and the California Department of Fair Employment and Housing; EEOC complaint filed by an EEOC Commissioner on November 30, 2004 with the EEOC Systemic Litigation Unit; EEOC complaint filed by Jennifer Fargo on January 24, 2005 with the Augusta Human Relations Commission and the EEOC Detroit District and EEOC complaint filed by Clifton Cooper on March 23, 2005 with the EEOC Systemic Litigation Unit.

Breach of Fiduciary Duties: J. Lester Alexander, III vs. Cintas Corp., et al., United States Bankruptcy Court for the Middle District of Alabama, Eastern Division, October 25, 2004.

II.     Environmental Matters: Item 103 of SEC Regulation S-K requires disclosure of certain environmental matters. The following matters are disclosed in accordance with that requirement:

During fiscal 2001, the State of Connecticut filed suit against Cintas in the Superior Court District of Hartford alleging various violations of state environmental laws and alleging that Cintas violated certain wastewater discharge and hazardous waste violations. While this proceeding is not considered material to the business or financial condition of the registrant, management reasonably believes that the proceedings will result in monetary sanctions in excess of $100,000. A reserve has been established for the estimated liability related to these allegations.

               Item 5.    Other Events

On January 28, 2005, Cintas declared an annual cash dividend of $.32 per share on outstanding common stock, a 10 percent increase over the dividends paid in the prior year. The dividend was paid on March 15, 2005, to shareholders of record as of February 8, 2005.

               Item 6.    Exhibits

10	Form of Agreement signed by Officers, General/Branch Managers, Professionals and Key Managers, including Executive Officers

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 11, 2005	CINTAS CORPORATION (Registrant) /s/William C. Gale —————————————— William C. Gale Senior Vice President and Chief Financial Officer (Chief Accounting Officer)