Form 10-K
period 2005-05-31
CINTAS CORP
filed 2005-08-15
CIK 723254

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the Fiscal Year Ended May 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-11399

CINTAS CORPORATION

(Exact name of registrant as specified in its charter)

Incorporated under the Laws of Washington	6800 Cintas Boulevard P.O. Box 625737 Cincinnati, Ohio 45262-5737	No. 31-1188630
(State or other juris- diction of incorporation or organization)	(Address of principal executive offices)	IRS Employer ID

Phone:  (513) 459-1200

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☒

Indicated by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

YES	NO

☒	☐

The aggregate market value of the Common Stock held by non-affiliates as of November 30, 2004, was $7,677,965,352 based on a closing sale price of $44.72 per share.  As of July 31, 2005, 172,249,416 shares of Common Stock were issued and 168,324,186 shares were outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement to be filed with the Commission for its 2005 Annual Meeting are incorporated by reference in Part II and Part III as specified.

CINTAS CORPORATION

INDEX TO ANNUAL REPORT

ON FORM 10-K

Part I

	Item 1.	-	Business.
	Item 2.	-	Properties.
	Item 3.	-	Legal Proceedings.
	Item 4.	-	Submission of Matters to a Vote of Security Holders.

Part II

	Item 5.	-	Market for Registrant’s Common Equity, Related
Stockholder Matters and Issuer Purchases of Equity Securities.
	Item 6.	-	Selected Financial Data.
	Item 7.	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
	Item 7A.	-	Quantitative and Qualitative Disclosure About Market Risk.
	Item 8.	-	Financial Statements and Supplementary Data.
	Item 9.	-	Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.
	Item 9A.	-	Controls and Procedures.
	Item 9B.	-	Other Information.

Part III

	Item 10.	-	Directors and Executive Officers of the Registrant.
	Item 11.	-	Executive Compensation.
	Item 12.	-	Security Ownership of Certain Beneficial Owners and
Management and Related Stockholder Matters.
	Item 13.	-	Certain Relationships and Related Transactions.
	Item 14.	-	Principal Accountant Fees and Services.

Part IV

	Item 15.	-	Exhibits and Financial Statement Schedules.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements.  Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “could,” “should,” “may” and “will” or the negative versions thereof and similar expressions and by the context in which they are used.  Such statements are based upon current expectations of Cintas and speak only as of the date made.  These statements are subject to various risks, uncertainties and other factors that could cause actual results to differ from those set forth in or implied by this Annual Report.  Factors that might cause such a difference include, but are not limited to, the possibility of greater than anticipated operating costs, lower sales volumes, the performance and costs of integration of acquisitions, fluctuations in costs of materials and labor including increased medical costs, costs and possible effects of union organizing activities, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, the cost, results and timely completion of assessment and remediation of internal controls for financial reporting required by the Sarbanes-Oxley Act of 2002, the initiation or outcome of litigation, higher assumed sourcing or distribution costs of products, changes in federal and state tax laws and the reactions of competitors in terms of price and service.  Cintas undertakes no obligation to update any forward-looking statements to reflect the events or circumstances arising after the date on which they are made.

PART I

ITEM 1.

BUSINESS

Cintas Corporation, a Washington corporation, provides highly specialized services to businesses of all types throughout the United States and Canada.  Cintas designs, manufactures and implements corporate identity uniform programs, provides entrance mats, shop towels, restroom supplies, promotional products, first aid, safety and fire protection products and services and document management services for over 700,000 businesses.  Cintas was founded in 1968 by Richard T. Farmer, Chairman of the Board, when he left his family’s industrial laundry business in order to develop uniform programs using an exclusive new fabric.  In the early 1970’s, Cintas acquired the family industrial laundry business.

Cintas classifies its businesses into two operating segments: Rentals and Other Services.  The Rentals operating segment designs and manufactures corporate identity uniforms which it rents to its customers.  Other items, including entrance mats, shop towels and restroom supplies, are also rented or sold to its customers.  The Other Services operating segment involves the design, manufacture and direct sale of uniforms to its customers as well as the sale of ancillary products and services.  These ancillary products and services include first aid, safety and fire protection products and services, document management services and cleanroom supplies.

The primary markets served by Cintas are local in nature and highly fragmented.  Competition for this business varies at each of Cintas’ locations.  There are other companies in the uniform rental business which have financial resources comparable to those of Cintas, although much of the competition consists of smaller local and regional firms. In certain instances, local competitors may also have financial resources comparable to those of Cintas in a particular market.  Cintas believes that the primary competitive factors that affect these operations are product, quality, service, design and price.

Cintas serves these markets principally through the rental and cleaning of uniforms as well as providing ongoing uniform replacements as required to each customer.  Cintas also provides ancillary products and services which include the rental or sale of entrance mats, shop towels, mops, linen and restroom products and first aid, safety and fire protection products and services and document management services.

Due to its diverse customer base and average account size, the loss of one account would not have a significant financial impact on Cintas.  No individual customer accounts for greater than one percent of Cintas’ total revenues.

In its sale of customized uniforms, Cintas competes on a national basis with other uniform suppliers and manufacturers.  Cintas believes that the primary competitive factors that affect these operations are design, service and price.

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

Cintas is subject to various environmental laws and regulations, as are other companies in the industry.  While environmental compliance is not a material component of our costs, Cintas must incur capital expenditures and associated operating costs, primarily for water treatment and waste removal, on a regular basis.  Environmental spending related to water treatment and waste removal was approximately $14 million in fiscal 2005 and approximately $12 million in fiscal 2004.  Capital expenditures to limit or monitor hazardous substances were $4 million in fiscal 2005 and $3 million in fiscal 2004.  These expenditures were primarily related to the purchase of water treatment systems, which are depreciated over a useful life of ten years.  Cintas does not expect a material change in the cost of environmental compliance on a percent to sale basis and is not aware of any material non-compliance with environmental laws.

At May 31, 2005, Cintas employed approximately 30,000 employees of which approximately 450 were represented by labor unions.  Since January 2003, Cintas has been the target of a corporate unionization campaign by UNITE HERE and the Teamsters unions.  These unions are attempting to pressure Cintas into surrendering its employees’ rights to a government-supervised election and unilaterally accept union representation.  This is unacceptable.  Cintas’ philosophy in regard to unions is straightforward:  We believe that employees have the right to say yes to union representation and the freedom to say no.  This campaign could be materially disruptive to our business and could materially adversely affect results of operations.  We will continue to vigorously oppose this campaign and to defend our employees’ rights.  Cintas considers its relationships with its employees to be satisfactory.

Cintas files annual and quarterly reports and proxy materials with the Securities and Exchange Commission.  The public may copy these materials at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580 Washington, D.C.  20549 and may obtain further information concerning the operation of the Public Reference Room by calling the SEC at (202) 551-8090.  The SEC maintains an internet site that contains the same information regarding Cintas that is filed electronically with the SEC.  The address of that site is: http://www.sec.gov.  Cintas’ Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and current reports on Form 8-K and amendments to those reports are posted on its website, www.cintas.com, as soon as practicable after filing with the SEC.

The following table sets forth the revenues derived from each service segment provided by Cintas.

	Year Ended May 31
	(in thousands)
	2005	2004	2003

Rentals	$2,363,397	$2,201,405	$2,101,785
Other Services	703,886	612,654	584,800
	$3,067,283	$2,814,059	$2,686,585

See Note 13 entitled Segment Information in “Notes to Consolidated Financial Statements.”

ITEM 2.

PROPERTIES

Cintas occupies 377 facilities located in 280 cities, of which 193 facilities are leased for various terms ranging from monthly to the year 2015.  Cintas expects that it will be able to renew its leases on satisfactory terms.  Of the fourteen manufacturing facilities listed below, Cintas controls the operations of four of these manufacturing plants, but does not own or lease the real estate related to these operations.  All other properties are owned.  The corporate offices provide centrally located administrative functions including accounting, finance, marketing and computer system development and support. Cintas operates processing plants that house administrative, sales and service personnel and the necessary equipment involved in the cleaning of uniforms and bulk items, such as entrance mats and shop towels.  Branch operations provide administrative, sales and service functions. Cintas operates seven distribution centers and fourteen manufacturing plants.  Cintas also operates first aid, safety and fire protection and document management facilities and direct sales offices.  Cintas considers the facilities it operates to be adequate for their intended use. Cintas owns or leases 10,725 vehicles.

The following chart provides additional information concerning Cintas’ facilities:

Type of Facility	# of Facilities

Rental Processing Plants	168

Rental Branches	79

First Aid, Safety and Fire Protection Facilities	57

Document Management Facilities	23

Distribution Centers	7	*

Manufacturing Facilities	14

Direct Sales Offices	29

Total	377

Rental processing plants, rental branches, distribution centers and manufacturing facilities are used in Cintas’ Rentals segment.  Rental processing plants, rental branches, first aid facilities, document management facilities, distribution centers, manufacturing facilities and direct sale offices are all used in the Other Services segment.

* Includes the Corporate office, which is attached to the distribution center in Cincinnati, OH.

ITEM 3.

LEGAL PROCEEDINGS

I. Supplemental Information:  We discuss certain legal proceedings pending against us in Part II of this Annual Report on Form 10-K under the caption “Item 8. Financial Statements and Supplementary Data,” in Note 12 to our consolidated financial statements, which is captioned “Litigation and Other Contingencies,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Litigation and Other Contingencies,” and refer you to those discussions for important information concerning those legal proceedings, including the basis for such actions and, where known, the relief sought.  We provide the following additional information concerning those legal proceedings which sets forth the name of the lawsuit, the court in which the lawsuit is pending and the date on which the petition commencing the lawsuit was filed.

Wage and Hour Litigation:  Paul Veliz, et al., v. Cintas Corporation, United States District Court, Northern District of California, Oakland Division, March 19, 2003.

Race and Gender Litigation and Related Charges:  Robert Ramirez, et al., v. Cintas Corporation, United States District Court, Northern District of California, San Francisco Division, January 20, 2004; Mirna E. Serrano, et al., v. Cintas Corporation, United States District Court for the Eastern District of Michigan, Southern Division, May 10, 2004; Larry Houston, et al., v. Cintas Corporation, United States District Court for the Northern District of California, August 3, 2005; EEOC charge filed by Mirna Serrano on April 17, 2000 with the EEOC Detroit District; EEOC charge filed by James Morgan on December 15, 2004 with the EEOC Washington, D.C. office and the California Department of Fair Employment and Housing; EEOC charge filed by an EEOC Commissioner on November 30, 2004 with the EEOC Systemic Litigation Unit; EEOC charge filed by Jennifer Fargo on January 24, 2005 with the Augusta Human Relations Commission and the EEOC Detroit District; EEOC charge filed by Clifton Cooper on March 23, 2005 with the EEOC Systemic Litigation Unit; EEOC charge filed by Lorelei Reynolds on March 28, 2005 with the EEOC Birmingham District; EEOC charge filed by Melissa Schulz on April 25, 2005 with the EEOC Systemic Litigation Unit and the Oregon Bureau of Labor and Industries, Civil Rights Division; EEOC charge filed by Anthony Jones on May 6, 2005 with the EEOC Systemic Litigation Unit and EEOC charge filed by Mattie Cooper on June 10, 2005 with the EEOC Systemic Litigation Unit.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None in the fourth quarter of fiscal 2005.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY,

RELATED STOCKHOLDER MATTERS AND

ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Cintas Corporation’s Common Stock is traded on the NASDAQ National Market System under the symbol “CTAS”.  The following table shows the high and low closing prices by quarter during the last two fiscal years.

Fiscal 2005
Quarter Ended	High	Low

May 2005	$44.55	$37.89
February 2005	46.87	41.77
November 2004	45.91	40.38
August 2004	48.06	39.51

Fiscal 2004
Quarter Ended	High	Low

May 2004	$47.92	$40.20
February 2004	50.68	42.21
November 2003	47.59	36.80
August 2003	41.87	34.55

Holders

At May 31, 2005, there were approximately 2,000 shareholders of record of Cintas’ Common Stock.  Cintas believes that this represents approximately 65,000 beneficial owners.

Dividends

Dividends on the outstanding Common Stock are paid annually and amounted to $0.32 per share, $0.29 per share and $0.27 per share in fiscal 2005, fiscal 2004 and fiscal 2003, respectively.

Equity Compensation Plan Information

Number of shares
	Number of shares		remaining available
	to be issued	Weighted average	for future issuance
	upon exercise of	exercise price of	under equity
Plan category	outstanding options	outstanding options	compensation plans

Equity compensation plans approved by shareholders	6,441,885	$37.92	4,438,875

Equity compensation plans not approved by shareholders	—	—	—

Total	6,441,885	$37.92	4,438,875

Recent Sales of Unregistered Securities

None in the fourth quarter of fiscal 2005.

Issuer Purchases of Equity Securities

On May 2, 2005, Cintas announced that the Board of Directors authorized a $500 million stock repurchase program at market prices.  During fiscal 2005, we purchased approximately 1.5 million shares of Cintas stock at an average price of $39.62 per share, for a total purchase price of approximately $58 million.  The Board did not specify an expiration date for this program.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan	Maximum approximate dollar value of shares that may yet be purchased under the plan
March 2005	—	$—	—	$—

April 2005	—	—	—	—

May 2005	1,468,901	39.62	1,468,901	441,796,359

Total	1,468,901	$39.62	1,468,901	$441,796,359

In fiscal 2005, Cintas also acquired 100,921 shares as payment received from employees upon the exercise of options under the stock option plan.

In addition to the purchases made in fiscal 2005, as provided in the table above, Cintas has subsequently purchased 2.4 million shares of Cintas stock at an average price of $39.08 per share for a purchase price of approximately $96 million. As such, from the inception of the stock repurchase program through July 22, 2005, Cintas has purchased a total of approximately 3.9 million shares of Cintas stock at an average price of $39.27 per share for a total purchase price of approximately $154 million. The maximum approximate dollar value of shares that may yet be purchased under the plan as of July 22, 2005, is $345,856,218.

ITEM 6.

SELECTED FINANCIAL DATA

Eleven Year Financial Summary

(In thousands except per share and percentage data)

Years Ended May 31	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	10-Year Compd Growth

Revenue	$929,534	1,103,492	1,261,899	1,476,945	1,751,568	1,901,991	2,160,700	2,271,052	2,686,585	2,814,059	3,067,283	12.7	%(3)
Net Income	$85,413	98,956	118,557	133,654	138,939	193,387	222,451	234,251	249,253	272,205	300,518	13.4%
Pro Forma Net Income (1)	$80,752	94,151	112,763	128,704	138,939	193,387	222,451	234,251	249,253	272,205	300,518	14.0%
Basic EPS	$0.55	0.64	0.75	0.83	0.84	1.16	1.32	1.38	1.46	1.59	1.75	12.3%
Diluted EPS	$0.55	0.63	0.75	0.82	0.82	1.14	1.30	1.36	1.45	1.58	1.74	12.2%
Pro Forma Basic EPS (1)	$0.52	0.61	0.72	0.80	0.84	1.16	1.32	1.38	1.46	1.59	1.75	12.9%
Pro Forma Diluted EPS (1)	$0.51	0.60	0.71	0.79	0.82	1.14	1.30	1.36	1.45	1.58	1.74	13.1%
Dividends Per Share	$0.07	0.09	0.10	0.12	0.15	0.19	0.22	0.25	0.27	0.29	0.32	16.4%
Total Assets	$816,508	996,046	1,101,182	1,305,400	1,407,818	1,581,342	1,752,224	2,519,234	2,582,946	2,810,297	3,059,744	14.1%
Shareholders’ Equity	$481,654	553,701	650,603	756,795	871,423	1,042,876	1,231,315	1,423,759	1,646,332	1,887,969	2,104,135	15.9%
Return on Average Equity (2)	18.1%	18.2%	18.7%	18.3%	17.1%	20.2%	19.6%	17.6%	16.2%	15.4%	15.1%
Long-Term Debt	$164,332	237,550	227,799	307,633	283,581	254,378	220,940	703,250	534,763	473,685	465,291

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

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS STRATEGY

We are North America’s leading provider of corporate identity uniforms through rental and sales programs, as well as a significant provider of related business services, including entrance mats, restroom products and services, first aid, safety and fire protection products and services, document management services and cleanroom services.  Our services are designed to enhance our customers’ images and to provide additional safety and protection in the workplace.

Our business strategy is to increase our market share of the uniform rental and sales business in North America through the sale of new uniform programs and to provide our customers with all of the products and services we offer.  We will also continue to identify additional product and service opportunities for our current and future customers.  Our long-term goal is to provide a product or service to every business in North America.

To pursue this strategy, we focus on the development of a highly talented and diverse team of employees (who we call partners) – a team that is properly trained and motivated to service our customers.  We support our partners’ service efforts by providing superior products with distinct competitive advantages, and we embrace technological advances.

Continuous cost containment and product and process innovation are considered hallmarks of our organization.  In order to sustain these efforts, we have implemented a Six Sigma effort within Cintas.  Six Sigma is an analytical process that assists companies in improving quality and customer satisfaction while reducing cycle time and operating costs.  We are pleased with our progress in this endeavor and are optimistic about the improved efficiencies that this process will yield to Cintas.

We continue to leverage our size and core competencies to become a more valued business service provider to our current and future customers.  We will also continue to supplement our internal growth with strategic acquisitions and the cultivation of new businesses.

RESULTS OF OPERATIONS

Fiscal 2005 marked the 36th consecutive year of uninterrupted growth in sales and profits for Cintas.  In addition to achieving this milestone, Cintas experienced healthy improvements in profitability, cash flow and balance sheet strength.

Cintas classifies its businesses into two operating segments: Rentals and Other Services.  The Rentals operating segment designs and manufactures corporate identity uniforms, which it rents to its customers.  Other items, including entrance mats, shop towels and restroom supplies, are also rented or sold to its customers.  The Other Services operating segment involves the design, manufacture and direct sale of uniforms to customers, as well as the sale of ancillary products and services.  These ancillary products and services include first aid, safety and fire protection products and services, document management services and cleanroom supplies.  These services are provided throughout the United States and Canada to businesses of all types - from small service and manufacturing companies to major corporations that employ thousands of people.

The following table sets forth certain consolidated statements of income data as a percentage of revenue by reporting segment and in total for the periods indicated:

	2005	2004	2003
Revenue:
Rentals	77.1%	78.2%	78.2%
Other services	22.9%	21.8%	21.8%

Total revenue	100.0%	100.0%	100.0%

Cost of sales:
Rentals	54.8%	55.5%	55.8%
Other services	66.3%	66.1%	67.3%

Total cost of sales	57.5%	57.8%	58.3%

Gross margin:
Rentals	45.2%	44.5%	44.2%
Other services	33.7%	33.9%	32.7%

Total gross margin	42.5%	42.2%	41.7%

Selling and administrative expenses	26.4%	25.9%	25.9%
Interest income	-0.2%	-0.1%	-0.1%
Interest expense	0.8%	0.9%	1.2%
Write-off of loan receivable	—	0.1%	—

Income before income taxes	15.5%	15.4%	14.7%

As evidenced above, our revenue growth has been higher in Other Services versus Rentals during fiscal 2005, resulting in a moderate shift in the percentage of revenue between our reporting segments.  This shift was mainly driven by the acquisitions of first aid, safety and fire protection businesses and document management businesses.  Information related to acquisitions is discussed in Note 8 entitled Acquisitions of “Notes to Consolidated Financial Statements.”

FISCAL 2005 COMPARED TO FISCAL 2004

Fiscal 2005 total revenue was $3.1 billion, an increase of 9.0% over fiscal 2004.  Internal growth improved throughout fiscal 2005 and was 6.3% for the year.  As the economy continued to strengthen and employment rates improved, our internal growth rates improved.  Internal growth by quarter is shown in the table below.  Internal growth percentages have been adjusted for the appropriate number of workdays, by quarter and for the year, where applicable.

Total Company Internal Growth

First Quarter Ending August 31, 2004	5.6%
Second Quarter Ending November 30, 2004	5.0%
Third Quarter Ending February 28, 2005	7.1%
Fourth Quarter Ending May 31, 2005	7.5%

For the Year Ending May 31, 2005	6.3%

Historically, increases in our internal growth rate have lagged an economic upturn as customers add individuals to existing rental or sales programs or enter into new rental or sales programs.  Our internal growth continues to be generated mainly through the continued sale of uniform rental programs to new customers and the increased penetration of ancillary products to our existing customer base.  The remaining growth in total revenue was generated predominantly through acquisitions of first aid, safety and fire protection service businesses and document management businesses.  Information related to acquisitions is discussed in Note 8 entitled Acquisitions of “Notes to Consolidated Financial Statements.”

Rentals operating segment revenues consist predominantly of revenues derived from the rental and/or sale of corporate identity uniforms, mats, shop towels, restroom supplies and other rental services.  Revenue from the Rentals segment increased 7.4% over fiscal 2004.  Internal revenue growth for the Rentals segment was 6.8% in fiscal 2005 compared to 4.2% in fiscal 2004.  The 0.6% of remaining growth in fiscal 2005 resulted from the acquisition of rental volume.

The increase in Rentals revenue was primarily due to growth in the customer base as well as the continued penetration of ancillary products into our existing customer base.  New business remained healthy as we experienced continued success in selling uniform rental programs to new customers.  We also continued to expand our rental market, with over half of our new business being comprised of customers who were first time users of uniform rental programs.  Rentals revenue growth was partially offset by lost business of approximately 7.0%.

Other Services operating segment revenues are predominantly derived from the design, manufacture and direct sale of uniforms to our customers and the sale of other direct sale products and services.  Other direct sale products and services include cleanroom supplies, first aid, safety and fire protection products and services and document management services.  Other Services revenue increased 14.9% over fiscal 2004, primarily due to acquisitions of first aid, safety and fire protection businesses and document management businesses.

Internal revenue growth in the Other Services segment was 4.4% for the year.  This increase was mainly driven by the growth of the sale of first aid, safety and fire protection products and services and document management services.  Growth in these areas continues to be through an increase in the customer base and through further penetration of additional products and services into our existing customer base.

Cost of rentals increased 6.0% over fiscal 2004.  Cost of rentals consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other rental items.  The cost increase over fiscal 2004 was primarily driven by the growth in Rentals segment revenues.  Rising oil and fuel costs also contributed to this increase.  Various cost containment initiatives implemented throughout the year provided a decrease in cost of rentals as a percent to Rentals revenue from 55.5% in fiscal 2004 to 54.8% in fiscal 2005.

Cost of other services increased 15.2% over fiscal 2004.  Cost of other services consists primarily of cost of goods sold (predominantly uniforms and first aid products), delivery expenses and distribution expenses.  The increase over fiscal 2004 was due to the growth in Other Services revenue, derived through a combination of internal growth and acquisitions.  Gross margin within this segment generally fluctuates between 30% to 35%, depending on the type of product or service sold.  Products which require additional services generate higher gross margins.  The gross margin for fiscal 2005 is 33.7%, which is in the upper portion of that general range, mainly due to a shift in the product mix.

Selling and administrative expenses increased 11.4% over fiscal 2004.  Selling and administrative expenses increased mainly due to higher selling expenses.  In order to accelerate revenue growth, we have increased our sales force, marketing plans and sales promotions.  These measures combined to increase our selling costs by approximately $36 million over the prior fiscal year.  The cost of providing medical benefits to our employees also increased approximately $15 million.  The costs of providing medical benefits are anticipated to continue to rise.

Net interest expense decreased $5 million from the prior fiscal year.  This decrease was primarily a result of increased interest income due to higher levels of cash and marketable securities throughout the entire year and an increase in the interest rate environment.

Pre-tax income was $477 million, a 10.4% increase over fiscal 2004.  Pre-tax income from the Rentals segment increased 9.2% over the prior year due to higher rental revenue and various cost containment initiatives, which more than offset the increases in selling expenses and medical costs.  Pre-tax income for the Other Services segment decreased 1.4% from the prior year mainly due to increased selling expenses and medical costs.

Cintas’ effective tax rate was 37.0% for both fiscal 2005 and fiscal 2004 (see also Note 7 entitled Income Taxes of “Notes to Consolidated Financial Statements” and the Outlook section below).

Net income for fiscal 2005 of $301 million was a 10.4% increase over fiscal 2004 and diluted earnings per share of $1.74 was a 10.1% increase over fiscal 2004, both of which are consistent with the increases in pre-tax income.  Return on average equity was approximately 15% in both fiscal 2005 and 2004.  Return on average equity is computed as net income divided by the average of shareholders’ equity.

Cash, cash equivalents and marketable securities increased by $55 million in fiscal 2005, or 21.7%, primarily due to increased revenues.  Cash, cash equivalents and marketable securities will be used to finance future acquisitions, capital expenditures, expansion and possible stock repurchases.  Marketable securities consist primarily of municipal bonds and federal government securities.

Accounts receivable increased $41 million due to increased revenues. Accounts receivable also increased due to a loan to an affiliated company.  During the fourth quarter of fiscal 2005, the Board of Directors approved and Cintas provided a $10 million loan to an affiliated company with specific repayment terms over the next three years.  This affiliated company manufactures a significant portion of Cintas’ mats.  A dividend of $5 million was subsequently received by Cintas from this affiliate in the first quarter of fiscal 2006.

Inventories increased $28 million mainly due to increased revenues.  Other contributing factors include the continued increase in international sourcing of product, a current conversion of our comfort pant to a new fabric and style, and additional inventory requirements for our Uniform Book, a large catalog used for the direct sale of uniforms and accessories.

Net property and equipment increased by $32 million due to continued investment in rental facilities and equipment and real estate purchased in conjunction with the acquisitions of first aid, safety and fire protection and document management businesses.  Capital expenditures exceeded depreciation expense by $21 million.   During the year, Cintas completed construction of five new uniform rental facilities and has an additional three uniform rental facilities in various stages of construction to accommodate growth in rental operations.

Total debt decreased $12 million through repayment of certain debt, net of the change in fair market value of the debt (see Note 5 entitled Long-Term Debt of “Notes to Consolidated Financial Statements”).

FISCAL 2004 COMPARED TO FISCAL 2003

Fiscal 2004 total revenue was $2.8 billion, an increase of 4.7% over fiscal 2003.  This growth was achieved despite the difficult economic environment that existed for much of the year.  Internal growth for fiscal 2004, when adjusted for the additional workday in fiscal 2004 as compared to fiscal 2003, was 3.0%.  Weakness in employment numbers through the first half of our fiscal year directly affected our business, mainly through reduced uniform wearers and usage of related products, and caused our internal growth rate to be lower than our stated objective.  As employment numbers strengthened over the second half of the year, our internal growth rates improved.  Internal growth by quarter is shown in the table below.  Internal growth percentages have been adjusted for the appropriate number of workdays, by quarter and for the year, where applicable.

Total Company Internal Growth

First Quarter Ending August 31, 2003	1.1%
Second Quarter Ending November 30, 2003	2.3%
Third Quarter Ending February 29, 2004	3.7%
Fourth Quarter Ending May 31, 2004	5.0%

For the Year Ending May 31, 2004	3.0%

Historically, increases in our internal growth rate have lagged an economic upturn as customers add individuals to existing rental or sales programs or enter into new rental or sales programs.  Our internal growth continues to be generated mainly through the continued sale of uniform rental programs to new customers and the increased penetration of ancillary products to our existing customer base.

The remaining growth in total revenue was generated predominantly through acquisitions of first aid and safety service businesses and document management businesses.  Information related to acquisitions is discussed in Note 8 entitled Acquisitions of “Notes to Consolidated Financial Statements.”

Rentals operating segment revenues consist predominantly of revenues derived from the rental and/or sale of corporate identity uniforms, mats, shop towels, restroom supplies and other rental services.  Revenue from the Rentals segment increased 4.3%, when adjusted for the extra workday that occurred in fiscal 2004 as compared to fiscal 2003.  Internal revenue growth for the Rentals segment was 4.2%, adjusted for the additional workday.  The amount of acquired rental volume was insignificant for the year ending May 31, 2004.

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

Other Services operating segment revenues are predominantly derived from the design, manufacture and direct sale of uniforms to our customers and the sale of other direct sale products and services.  Other direct sale products and services include cleanroom supplies, first aid and safety products and services and document management services.  Other Services revenue increased 4.4%, when adjusted for the extra workday that occurred in fiscal 2004 as compared to fiscal 2003, primarily due to acquisitions of first aid and safety services and document management businesses.

Internal revenue in the Other Services segment, adjusted for the additional workday in fiscal 2004, decreased by 1.3% for the year.  This decrease was mainly due to the continued difficulty experienced by our uniform direct sale customers in the hospitality and airline industries.  Weakness in the hospitality sector and delayed purchases by large national account customers have continued to impact our direct sales effort.  Partially offsetting this internal revenue decrease in uniform direct sale revenues were increased revenues from the sale of first aid products and services and document management services.

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

Cost of other services increased 2.8% over fiscal 2003.  Cost of other services consists primarily of cost of goods sold (predominantly uniforms and first aid products), delivery expenses and distribution expenses.  The increase over fiscal 2003 was due to the growth in Other Services revenue, derived predominantly through acquisitions.  The increased volume afforded additional overhead coverage, thereby providing a decrease in cost of other services as a percent to Other Services revenue from 67.3% in fiscal 2003 to 66.1% in fiscal 2004.  Sourcing and manufacturing efficiencies and other cost containment initiatives, including Six Sigma initiatives, implemented throughout the year supported this reduction in cost of other services as a percent to Other Services revenue.

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

Cintas’ effective tax rate was 37.0% for both fiscal 2004 and fiscal 2003 (see also Note 7 entitled Income Taxes of “Notes to Consolidated Financial Statements”).

Net income for fiscal 2004 of $272 million was a 9.2% increase over fiscal 2003 and diluted earnings per share of $1.58 was a 9.0% increase over fiscal 2003.  Return on average equity was 15.4% in fiscal 2004 and 16.2% in fiscal 2003.  Return on average equity is computed as net income divided by the average of shareholders’ equity.

Cash, cash equivalents and marketable securities increased by $197 million in fiscal 2004, or 341.1%, primarily due to increased revenues, a reduction in inventory levels and, to a lesser extent, a reduction in uniform and other rental items in service levels.  Cash, cash equivalents and marketable securities will be used to finance future acquisitions, capital expenditures and expansion.  Marketable securities consist primarily of municipal bonds and federal government securities.

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

Net property and equipment increased by $8 million due to real estate purchased in conjunction with the acquisitions of first aid and safety services and document management businesses.  Depreciation expense exceeded capital expenditures by $4 million as Cintas continued to consolidate operations obtained from the Omni acquisition in May of 2002.  In addition, due to excess plant capacity and a sluggish economy, Cintas slowed the pace of new plant construction.  During the year, Cintas completed construction of four new uniform rental facilities and has an additional eight uniform rental facilities in various stages of construction to accommodate growth in rental operations.

Total debt decreased $79 million through repayment of certain debt related to the purchase of Omni, net of the change in fair market value of the debt (see Note 5 entitled Long-Term Debt of “Notes to Consolidated Financial Statements”).  This significant debt reduction was possible due to strong cash flows being generated by operations.

LIQUIDITY AND CAPITAL RESOURCES

At May 31, 2005, Cintas had $309 million in cash, cash equivalents and marketable securities, representing an increase of $55 million from May 31, 2004.  This increase is primarily due to increased net income.   Cash generated from operations was $414 million in fiscal 2005 as compared to $510 million generated in fiscal 2004.  This $96 million decrease was primarily due to increased accounts receivable and inventory levels.  Significant uses of cash in fiscal 2005 were capital expenditures of $141 million, acquisitions of $109 million (net of cash acquired), common stock repurchases of $58 million and dividends of $55 million.

Cintas’ investment policy pertaining to marketable securities is conservative.  Preservation of principal, while earning an attractive yield, is the criteria used in making investment decisions.

Working capital increased $102 million to $810 million in fiscal 2005.  This increase is primarily the result of increased cash and marketable securities and accounts receivable.

Capital expenditures for fiscal 2005 totaled $141 million, including $118 million for the Rentals segment and $23 million for Other Services.  Cintas continues to reinvest in land, buildings and equipment in an effort to expand capacity for future growth.  Cintas anticipates that capital expenditures for fiscal 2006 will be between $150 and $170 million.

On May 13, 2002, Cintas completed the acquisition of Omni Services, Inc.  This acquisition, coupled with smaller acquisitions in both the Rentals and Other Services segments, was financed with a combination of cash, long-term notes and commercial paper.  As a result of this additional debt, the total debt to total capitalization ratio was 33.6% at May 31, 2002.  Significant debt repayments have occurred since that time, including $11 million in fiscal 2005 and $69 million in fiscal 2004.  The total debt to total capitalization ratio has decreased to 18.3% at May 31, 2005.

The long-term notes total $500 million and consist of $225 million with five-year maturities at a rate of 5.125% and $225 million with ten-year maturities at a rate of 6.0%.  Cintas has earned credit ratings on these notes of “A” from Standard & Poor’s and “A2” from Moody’s.  Cintas also utilizes a $300 million commercial paper program, on which it has earned credit ratings of “A-1” from Standard & Poor’s and “Prime-1” from Moody’s.  According to Standard & Poor’s and Moody’s, these ratings reflect Cintas’ commitment to conservative financial policies, strong financial management and a disciplined integration strategy for acquisitions.  The commercial paper program is fully supported by a long-term credit facility that matures in 2009.  As of May 31, 2005, there is no commercial paper outstanding.  Subsequent to May 31, 2005, Cintas borrowed $64 million under the $300 million commercial paper program for short-term cash requirements.  This financing decision was made in order to allow certain marketable securities to reach maturity rather than Cintas incurring a penalty for early redemption.

During the year, Cintas paid dividends of $55 million, or $0.32 per share.  On a per share basis, this dividend is an increase of 10.3% over the dividend paid in fiscal 2004.  This marks the 22nd consecutive year that Cintas has increased its annual dividend since going public in 1983.

On May 2, 2005, Cintas announced that the Board of Directors authorized a $500 million stock repurchase program at market prices.  During fiscal 2005, we purchased approximately 1.5 million shares of Cintas stock at an average price of $39.62 per share, for a total purchase price of approximately $58 million.  Due to the stock being purchased late in fiscal 2005, the amount of purchased shares did not change fiscal 2005 earnings per share. Subsequent to May 31, 2005, Cintas purchased approximately 2.4 million additional shares of Cintas stock at an average price of $39.08 per share for a total purchase price of approximately $96 million.  As such, from the inception of the stock repurchase program through July 22, 2005, Cintas has purchased approximately 3.9 million shares of Cintas stock at an average price of $39.27 per share for a total purchase price of approximately $154 million.  The Board did not specify an expiration date for this program.

Following is information regarding Cintas’ long-term contractual obligations and other commitments outstanding as of May 31, 2005:

LONG-TERM CONTRACTUAL OBLIGATIONS

	Payments Due by Period
			Two to
		One year	three	Four to	After five
(In thousands)	Total	or less	years	five years	years

Long-term debt (1)	$469,668	$6,731	$232,033	$872	$230,032
Capital lease obligations (2)	2,923	569	1,213	661	480
Operating leases (3)	61,814	18,572	25,819	10,863	6,560
Interest payments (4)	125,345	26,225	43,147	27,708	28,265
Interest swap agreements (5)	(1,719)	(101)	(1,618)	—	—
Unconditional purchase obligations	—	—	—	—	—
Total contractual cash obligations	$658,031	$51,996	$300,594	$40,104	$265,337

Cintas also makes payments to defined contribution plans.  The amounts of contributions made to the plans are made at the discretion of Cintas.  Future contributions are expected to increase 15% annually.  Assuming this 15% increase, payments due in one year or less would be $29,397, two to three years would be $72,685 and four to five years would be $96,126.  Payments for years thereafter are expected to continue increasing by 15% each year.

(1)   Long-term debt primarily consists of $450,000 in long-term notes related to the Omni acquisition.  Reference Note 5 entitled Long-Term Debt of “Notes to Consolidated Financial Statements” for a detailed discussion of long-term debt.

(2)   Capital lease obligations are included in long-term debt detailed in Note 5 entitled Long-Term Debt of “Notes to Consolidated Financial Statements.”

(3)   Operating leases consist primarily of building leases and synthetic leases on two corporate jets.

(4)   Interest payments include interest on both fixed and variable rate debt.  Rates have been assumed to increase 100 basis points for fiscal 2006, an additional 50 basis points in fiscal 2007 and then remain constant in future years.

(5)   Reference Note 5 entitled Long-Term Debt of “Notes to Consolidated Financial Statements” for a detailed discussion of interest swap agreements.

OTHER COMMITMENTS

	Amount of Commitment Expiration Per Period
			Two to
		One year	three	Four to	After five
(In thousands)	Total	or less	years	five years	Years

Lines of credit (1)	$300,000	$—	$—	$300,000	$—
Standby letters of credit (2)	43,662	43,662	—	—	—
Guarantees	—	—	—	—	—
Standby repurchase obligations	—	—	—	—	—
Other commercial commitments	—	—	—	—	—
Total commercial commitments	$343,662	$43,662	$—	$300,000	$—

(1)   Back-up facility for the commercial paper program (reference Note 5 entitled Long-Term Debt of “Notes to Consolidated Financial Statements” for further discussion).

(2)   Support certain outstanding debt (reference Note 5 entitled Long-Term Debt of “Notes to Consolidated Financial Statements”), self-insured workers’ compensation and general liability insurance programs.

Cintas has no off-balance sheet arrangements other than the synthetic leases on two corporate jets.  The synthetic leases on the aircraft do not currently have, and are not reasonably likely to have, a current or future material effect on Cintas’ financial condition, changes in Cintas’ financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

INFLATION AND CHANGING PRICES

Changes in wages, benefits and oil and fuel costs have the potential to materially impact Cintas’ financial results.  Medical benefits and oil and fuel costs, in particular, continue to rise.  Medical benefit costs have increased due to a combination of rising healthcare costs and an increase in the number of covered participants.  Medical benefits were 3.1% of total revenues in fiscal 2005 and 2.9% of total revenues in fiscal 2004.  Oil and fuel costs were 2.8% of total revenues in fiscal 2005 and 2.5% of total revenues in fiscal 2004.

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

Cintas is a defendant in a purported class action lawsuit, Paul Veliz, et al., v. Cintas Corporation, filed on March 19, 2003, in the United States District Court, Northern District of California, Oakland Division, alleging that Cintas violated certain federal and state wage and hour laws applicable to its service sales representatives, whom Cintas considers exempt employees, and asserting additional related ERISA claims.  The plaintiffs are seeking unspecified monetary damages, injunctive relief or both.  Cintas denies these claims and is defending the plaintiffs’ allegations.  The court ordered arbitration for all potential plaintiffs except for those that fall into one of four narrowly defined exceptions.  As a result, Cintas believes that a majority of the potential plaintiffs will be required to arbitrate their claims.  No determination has been made by the court or an arbitrator regarding class certification.  There can be no assurance as to whether a class will be certified or, if a class is certified, as to the geographic or other scope of such class.  If a court or arbitrator certifies a class in this action and there is an adverse verdict on the merits, or in the event of a negotiated settlement of the action, the resulting liability and/or any increased costs of operations on an ongoing basis could be material to Cintas.  Any estimated liability relating to this lawsuit is not determinable at this time.

Cintas is also a defendant in a purported class action lawsuit, Robert Ramirez, et al., v. Cintas Corporation, filed on January 20, 2004, and pending in the United States District Court, Northern District of California, San Francisco Division.  The case was brought on behalf of all past and present female, African-American and Hispanic employees of Cintas and its subsidiaries.  The complaint alleges that Cintas has engaged in a pattern and practice of discriminating against women and minorities in recruitment, hiring, promotions, transfers, job assignments and pay.  The complaint seeks injunctive relief, compensatory damages, punitive damages and attorney’s fees, among other things.  Cintas denies these claims and is defending the plaintiffs’ allegations.  The court ordered arbitration as to three of the ten named plaintiffs.  On April 27, 2005, the United States Equal Employment Opportunity Commission (EEOC) filed a motion to intervene in order to participate in this lawsuit.  No filings or determination has been made in regard to the lawsuit as to class certification.  There can be no assurance as to whether a class will be certified or, if a class is certified, as to the geographic or other scope of such class.  Several related proceedings with similar allegations and seeking similar relief damages and fees are pending, including an EEOC charge filed on April 17, 2000, by Mirna Serrano with the EEOC Detroit District office on behalf of female service sales representative job applicants at all Cintas locations in Michigan, a class action lawsuit, Mirna E. Serrano, et al., v. Cintas Corporation, filed on May 10, 2004, in the United States District Court for the Eastern District of Michigan, Southern Division on behalf of the same female service sales representative job applicants in the EEOC charge, and an administrative action filed on December 15, 2004, by James Morgan with the EEOC Washington, D.C. office and the California Department of Fair Employment and Housing alleging racial discrimination in compensation and training opportunities.  In addition, a class action lawsuit, Larry Houston, et al., v. Cintas Corporation, was filed on August 3, 2005, in the United States District Court for the Northern District of California on behalf of African-American managers alleging racial discrimination. If there is an adverse verdict or a negotiated settlement of these actions, the resulting liability and/or any increased costs of operations on an ongoing basis could be material to Cintas.  Any estimated liability relating to these proceedings is not determinable at this time.

Several other similar administrative proceedings are pending including: (i) two charges filed on November 30, 2004, by an EEOC Commissioner with the EEOC Systemic Litigation Unit alleging failure to hire and assign females to production job positions, and, failing to hire females, African-Americans and Hispanics into the Management Trainee program, (ii) a charge filed on January 24, 2005, by Jennifer Fargo on behalf of herself and a similarly situated class with the Augusta Human Relations Commission and the EEOC Detroit District office alleging gender and equal pay discrimination against female sales representatives and sales associates, (iii) a charge filed on March 23, 2005, by Clifton Cooper on behalf of himself and a similarly situated class with the EEOC Systemic Litigation Unit alleging discriminatory pay and treatment due to race, (iv) a charge filed on March 28, 2005, by Lorelei Reynolds on behalf of herself and a similarly situated class with the EEOC Birmingham District alleging discriminatory pay and treatment due to race and gender, (v) a charge filed on April 25, 2005, by Melissa Schulz on behalf of herself and a similarly situated class with the EEOC Systemic Litigation Unit and the Oregon Bureau of Labor and Industries, Civil Rights Division alleging discriminatory pay and treatment due to race and gender, (vi) a charge filed on May 6, 2005, by Anthony Jones on behalf of himself and a similarly situated class with the EEOC Systemic Litigation Unit alleging discriminatory pay and treatment due to race and (vii) a charge filed on June 10, 2005, by Mattie Cooper on behalf of herself and a similarly situated class with the EEOC Systemic Litigation Unit alleging discriminatory pay and treatment due to race and gender.  The investigations of these allegations are pending and no determinations have been made.

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

During fiscal 2001, the State of Connecticut filed suit against Cintas in the Superior Court District of Hartford alleging various violations of state environmental laws and alleging that Cintas violated certain wastewater discharge and hazardous waste violations.  While this proceeding is not considered material to the business or financial condition of the registrant, management reasonably believes that the proceedings will result in monetary sanctions in excess of $100 thousand.  A reserve has been established for the estimated liability related to these allegations.

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

Cintas is subject to various environmental laws and regulations, as are other companies in the industry.  While environmental compliance is not a material component of our costs, Cintas must incur capital expenditures and associated operating costs, primarily for water treatment and waste removal, on a regular basis.  Environmental spending related to water treatment and waste removal was approximately $14 million in fiscal 2005 and approximately $12 million in fiscal 2004.  Capital expenditures to limit or monitor hazardous substances were $4 million in fiscal 2005 and $3 million in fiscal 2004.  These expenditures were primarily related to the purchase of water treatment systems, which are depreciated over a useful life of ten years.  Cintas does not expect a material change in the cost of environmental compliance on a percent to sale basis and is not aware of any material non-compliance with environmental laws.

NEW ACCOUNTING STANDARDS

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (revised 2004), Share-Based Payment, (Statement 123R) which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation.   Generally, the approach in Statement 123R is similar to the approach described in Statement 123.  However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative.  The new standard will be effective for public entities (excluding small business issuers) no later than the beginning of the first fiscal year beginning after June 15, 2005.  Cintas will adopt this Statement no later than the first quarter of fiscal 2007. Cintas is in the process of determining the impact that the adoption of this Statement will have on its financial position and results of operations.

CRITICAL ACCOUNTING POLICIES

The preparation of Cintas’ consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and judgments that have a significant effect on the amounts reported in the financial statements and accompanying notes.  These critical accounting policies should be read in conjunction with Note 1 entitled Significant Accounting Policies of “Notes to Consolidated Financial Statements.”  Significant changes, estimates or assumptions related to any of the following critical accounting policies could possibly have a material impact on the financial statements.

Revenue recognition

Rental revenue is recognized when services are performed and other services revenue is recognized either when services are performed or when products are shipped and the title and risks of ownership pass to the customer.  Cintas establishes an allowance for uncollectible accounts.  This allowance is an estimate based on historical rates of collectibility.  An uncollectible accounts provision is recorded for overdue amounts, beginning with a nominal percentage and increasing substantially as the account ages.  The amount provided as the account ages will differ slightly between the Rentals and Other Services segments, because of differences in customers served and the nature of each business segment.

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

Goodwill and impairment

Goodwill, primarily obtained through acquisitions of businesses, is valued at cost less any impairment.  Cintas performs annual impairment tests by segment.  These tests include comparisons to current market values, where available, and discounted cash flow analyses.  Significant assumptions include growth rates based on historical trends and margin improvement leveraged from such growth.  Based on the results of the impairment tests, Cintas has not recognized an impairment of goodwill for the years ended May 31, 2005, 2004 or 2003.

Service contracts and other assets

Service contracts and other assets, which consist primarily of noncompete and consulting agreements obtained through acquisitions of businesses, are amortized by use of the straight-line method over the estimated lives of the agreements, which are generally five to ten years.  Certain noncompete agreements, as well as all service contracts, require that a valuation be determined using a discounted cash flow model.  The assumptions and judgments used in these models involve estimates of cash flows and discount rates, among other factors.  Because of the assumptions used to value these intangible assets, actual results over time could vary from original estimates.  Impairment of service contracts and other assets is through specific identification.  No impairment has been recognized by Cintas for the years ended May 31, 2005, 2004 or 2003.

Environmental matters and related litigation

Cintas is subject to legal proceedings and claims related to environmental matters arising from the ordinary course of business.  U.S. generally accepted accounting principles require that a liability for contingencies be recorded when it is probable that a liability has occurred and the amount of the liability can be reasonably estimated.  Significant judgment is required to determine the existence of a liability, as well as the amount to be recorded.  Cintas regularly consults with attorneys to ensure that all of the relevant facts and circumstances are considered before a contingent liability is recorded.  While a significant change in assumptions and judgments could have a material impact on the amounts recorded for contingent liabilities, Cintas does not believe that they will result in a material adverse effect on the financial statements.  A detailed discussion of litigation matters is discussed above in the section entitled Litigation and Other Contingencies.

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

OUTLOOK

As we look forward to fiscal 2006, our outlook remains positive, but guarded.  As the economy has strengthened and employment rates have improved, our internal growth rates have also continued to improve.  Based on our marketing data, we have a relatively low 7% market share of a $42.5 billion estimated potential market.  As such, we see upside potential for all of our business units.  Although difficult to predict, we anticipate continued growth in all of our business units.  Overall performance will be largely driven by external market conditions.

In the marketplace, competition and related pricing pressure will continue; however, we believe cost containment initiatives, technological advances and continued leverage of our infrastructure will soften or offset any impact.

When appropriate opportunities arise, we will supplement our internal growth with strategic acquisitions.

Like most other companies, we experienced, and anticipate continuing to experience, increased costs for wages and benefits, including medical benefits.  Changes in oil and fuel costs and changes in federal and state tax laws also have the potential to impact our results.

Cintas continues to be the target of a corporate unionization campaign by UNITE HERE and the Teamsters unions.  These unions are attempting to pressure Cintas into surrendering our employees’ rights to a government-supervised election and unilaterally accept union representation.  This is unacceptable.  Cintas’ philosophy in regard to unions is straightforward:  We believe that employees have the right to say yes to union representation and the freedom to say no.  This campaign could be materially disruptive to our business and could materially adversely affect results of operations.  We will continue to vigorously oppose this campaign and to defend our employees’ rights.

We believe that the high level of customer service provided by our partners and supported by our infrastructure, quality products, financial resources and corporate culture will provide for continued business success.  However, a number of factors influence future revenue, margins and profit which make forecasting difficult.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURE

ABOUT MARKET RISK

Cintas manages interest rate risk by using a combination of variable and fixed rate debt, marketable securities and interest rate swap agreements.  Earnings are affected by changes in short-term interest rates due to the use of variable rate notes and revolving credit facilities amounting to approximately $230 million, with an average interest rate of 4.6%.  This exposure is limited by the purchase of marketable securities and interest rate swap agreements as a hedge against variability in short-term rates.  If short-term rates change by one-half percent (or 50 basis points), Cintas’ income before taxes would change by approximately $1 million.  This estimated exposure considers the mitigating effects of marketable securities and swap agreements on the change in the cost of variable rate debt.  This analysis does not consider the effects of a change in economic activity or a change in Cintas’ capital structure.

Through its foreign operations, Cintas is exposed to foreign currency risk.  Foreign currency exposures arise from transactions denominated in a currency other than the functional currency and from foreign denominated revenue and profit translated into U.S. dollars.  The primary foreign currency to which Cintas is exposed is the Canadian dollar.  Cintas does not currently use forward exchange contracts to limit potential losses in earnings or cash flows from foreign currency exchange rate movements.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control over Financial Reporting

To the Shareholders of Cintas Corporation:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Accordingly, even an effective system of internal control over financial reporting will provide only reasonable assurance with respect to financial statement preparation.

With the supervision of our President and Chief Executive Officer and our Chief Financial Officer, management assessed our internal control over financial reporting as of May 31, 2005. Management based its assessment on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed by our internal audit function.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of May 31, 2005, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.

We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors. Additionally, our independent registered public accounting firm, Ernst & Young LLP, audited management’s assessment and independently assessed the effectiveness of Cintas’ internal control over financial reporting. Ernst & Young has issued an attestation report, which is included in this Annual Report.

/s/ Scott D. Farmer
Scott D. Farmer
President and Chief Executive Officer

/s/ William C. Gale
William C. Gale
Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Cintas Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls over Financial Reporting, that Cintas Corporation maintained effective internal control over financial reporting as of May 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cintas Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Cintas Corporation maintained effective internal control over financial reporting as of May 31, 2005, is fairly stated, in all material respects, based on the COSO criteria.  Also, in our opinion, Cintas Corporation maintained, in all material respects, effective internal control over financial reporting as of May 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cintas Corporation as of May 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended May 31, 2005 of Cintas Corporation, and our report dated July 22, 2005, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Cincinnati, Ohio

July 22, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Cintas Corporation:

We have audited the accompanying consolidated balance sheets of Cintas Corporation as of May 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended May 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cintas Corporation at May 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cintas Corporation’s internal control over financial reporting as of May 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated July 22, 2005, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Cincinnati, Ohio

July 22, 2005

CINTAS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Years Ended May 31

(In thousands except per share data)

	2005	2004	2003
Revenue:
Rentals	$2,363,397	$2,201,405	$2,101,785
Other services	703,886	612,654	584,800
	3,067,283	2,814,059	2,686,585

Costs and expenses (income):
Cost of rentals	1,295,992	1,222,638	1,173,666
Cost of other services	466,532	404,929	393,711
Selling and administrative expenses	810,232	727,618	695,437
Interest income	(6,914)	(2,650)	(2,905)
Interest expense	24,448	25,101	30,917
Write-off of loan receivable	—	4,343	—
	2,590,290	2,381,979	2,290,826

Income before income taxes	476,993	432,080	395,759
Income taxes	176,475	159,875	146,506
Net income	$300,518	$272,205	$249,253

Basic earnings per share	$1.75	$1.59	$1.46

Diluted earnings per share	$1.74	$1.58	$1.45

Dividends declared and paid per share	$.32	$.29	$.27

See accompanying notes.

CINTAS CORPORATION

CONSOLIDATED BALANCE SHEETS

As of May 31

(In thousands except share data)

	2005	2004

Assets
Current assets:
Cash and cash equivalents	$43,196	$87,357
Marketable securities	266,232	166,964
Accounts receivable, principally trade, less allowance of $9,891 and $8,354, respectively	326,896	285,592
Inventories, net	216,412	188,688
Uniforms and other rental items in service	305,450	298,247
Prepaid expenses	8,358	7,395
Total current assets	1,166,544	1,034,243

Property and equipment, at cost, net	817,198	785,310

Goodwill	889,538	805,441
Service contracts, net	146,596	144,664
Other assets, net	39,868	40,639
	$3,059,744	$2,810,297

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$69,296	$53,451
Accrued compensation and related liabilities	38,710	31,804
Accrued liabilities	166,428	146,226
Income taxes:
Current	32,864	36,640
Deferred	41,883	47,042
Long-term debt due within one year	7,300	10,523
Total current liabilities	356,481	325,686

Long-term debt due after one year	465,291	473,685

Deferred income taxes	133,837	122,957

Shareholders’ equity:
Preferred stock, no par value:
100,000 shares authorized, none outstanding	—	—
Common stock, no par value:
425,000,000 shares authorized
2005: 172,127,502 shares issued and 170,658,601 shares outstanding
2004: 171,377,679 shares issued and outstanding	114,171	94,569
Retained earnings	2,035,992	1,790,547
Treasury stock:
2005: 1,468,901 shares
2004: 0 shares	(58,204)	—
Other accumulated comprehensive income (loss):
Foreign currency translation	13,507	4,474
Unrealized loss on derivatives	(1,331)	(1,621)
Total shareholders’ equity	2,104,135	1,887,969
	$3,059,744	$2,810,297

See accompanying notes.

CINTAS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

				Other
				Accumulated			Total
	Common Stock		Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at May 31, 2002	169,930	$66,508	$1,365,136	$(7,885)	—	$—	$1,423,759

Net income	—	—	249,253	—	—	—	249,253
Equity adjustment for foreign currency translation	—	—	—	9,290	—	—	9,290
Change in fair value of derivatives	—	—	—	732	—	—	732
Comprehensive income, net of tax							259,275
Dividends	—	—	(46,003)	—	—	—	(46,003)
Effects of acquisitions	74	2,800	(315)	—	—	—	2,485
Stock options exercised net of shares surrendered	596	5,699	—	—	—	—	5,699
Tax benefit resulting from exercise of employee stock options	—	1,117	—	—	—	—	1,117
Balance at May 31, 2003	170,600	76,124	1,568,071	2,137	—	—	1,646,332

Net income	—	—	272,205	—	—	—	272,205
Equity adjustment for foreign currency translation	—	—	—	47	—	—	47
Change in fair value of derivatives	—	—	—	669	—	—	669
Comprehensive income, net of tax							272,921
Dividends	—	—	(49,634)	—	—	—	(49,634)
Effects of acquisitions	274	11,550	(95)	—	—	—	11,455
Stock options exercised net of shares surrendered	504	5,868	—	—	—	—	5,868
Tax benefit resulting from exercise of employee stock options	—	1,027	—	—	—	—	1,027
Balance at May 31, 2004	171,378	94,569	1,790,547	2,853	—	—	1,887,969

Net income	—	—	300,518	—	—	—	300,518
Equity adjustment for foreign currency translation	—	—	—	9,033	—	—	9,033
Change in fair value of derivatives	—	—	—	290	—	—	290
Comprehensive income, net of tax							309,841
Dividends	—	—	(54,968)	—	—	—	(54,968)
Effects of acquisitions	289	12,818	(105)	—	—	—	12,713
Stock options exercised net of shares surrendered	461	4,621	—	—			4,621
Tax benefit resulting from exercise of employee stock options	—	2,163	—	—	—	—	2,163
Stock repurchases	—	—	—	—	(1,469)	(58,204)	(58,204)
Balance at May 31, 2005	172,128	$114,171	$2,035,992	$12,176	(1,469)	$(58,204)	$2,104,135

See accompanying notes.

CINTAS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended May 31

(In thousands)

	2005	2004	2003

Cash flows from operating activities:
Net income	$300,518	$272,205	$249,253
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	119,813	117,285	115,320
Amortization of deferred charges	28,362	25,974	27,741
Deferred income taxes	4,191	15,839	7,648
Change in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable	(36,317)	(488)	4,044
Inventories	(26,321)	48,033	(36,406)
Uniforms and other rental items in service	(7,168)	2,744	(24,013)
Prepaid expenses	(892)	246	2,597
Accounts payable	15,727	(3,223)	(6,648)
Accrued compensation and related liabilities	6,906	6,552	(3,734)
Accrued liabilities	12,444	4,429	(9,851)
Income taxes payable	(3,050)	20,113	4,736
Net cash provided by operating activities	414,213	509,709	330,687

Cash flows from investing activities:
Capital expenditures	(140,727)	(112,888)	(115,019)
Proceeds from sale or redemption of marketable securities	102,997	48,078	23,790
Purchase of marketable securities	(202,265)	(189,622)	(4,752)
Acquisitions of businesses, net of cash acquired	(109,076)	(101,654)	(37,173)
Other	(1,663)	12,282	(3,068)
Net cash used in investing activities	(350,734)	(343,804)	(136,222)

Cash flows from financing activities:
Repayment of long-term debt	(10,575)	(68,764)	(172,891)
Stock options exercised	4,621	5,868	5,699
Dividends paid	(54,968)	(49,634)	(46,003)
Repurchase of common stock	(58,204)	—	—
Other	11,486	1,743	10,341
Net cash used in financing activities	(107,640)	(110,787)	(202,854)

Net (decrease) increase in cash and cash equivalents	(44,161)	55,118	(8,389)
Cash and cash equivalents at beginning of year	87,357	32,239	40,628
Cash and cash equivalents at end of year	$43,196	$87,357	$32,239

See accompanying notes.

CINTAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share and share data)

1.     SIGNIFICANT ACCOUNTING POLICIES

Business description.  Cintas Corporation (Cintas) provides highly specialized services to businesses of all types throughout North America.  Cintas designs, manufactures and implements corporate identity uniform programs, provides entrance mats, shop towels, restroom supplies, promotional products, first aid, safety and fire protection products and services and document management services for over 700,000 businesses.

Cintas classifies its businesses into two operating segments: Rentals and Other Services.  The Rentals operating segment designs and manufactures corporate identity uniforms, which it rents to its customers.  Other items, including entrance mats, shop towels and restroom supplies, are also rented or sold to its customers.  The Other Services operating segment involves the design, manufacture and direct sale of uniforms to customers, as well as the sale of ancillary products and services.  These ancillary products and services include first aid, safety and fire protection products and services, document management services and cleanroom supplies.  These services are provided throughout the United States and Canada to businesses of all types - from small service manufacturing companies to major corporations that employ thousands of people.

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

Revenue recognition.  Rental revenue is recognized when services are performed and other services revenue is recognized either when services are performed or when products are shipped and the title and risks of ownership pass to the customer.  Cintas also establishes an estimate of allowances for uncollectible accounts when revenue is recorded.

Cost of rentals.  Cost of rentals consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other rental items.  The Rentals segment inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs and other costs of distribution are included in the cost of rentals.

Cost of other services.  Cost of other services consists primarily of cost of goods sold (predominantly uniforms and first aid products), delivery expenses and distribution expenses.  The Other Services segment inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs and other costs of distribution are included in the cost of other services.

Selling and administrative expense.  Selling and administrative expense consists primarily of sales labor and commissions, management labor, payroll taxes, medical expense, insurance expense, legal costs and amortization of intangibles.

Cash and cash equivalents.  Cintas considers all highly liquid investments with a maturity of three months or less, at date of purchase, to be cash equivalents.

Marketable securities.  All marketable securities are comprised of debt securities and classified as available-for-sale.  The majority of these debt securities are obligations of state and political subdivisions.

Accounts receivable.  Accounts receivable are comprised of amounts owed through product shipments and are presented net of an allowance for uncollectible accounts.  This allowance is an estimate based on historical rates of collectibility.  An uncollectible accounts provision is recorded for overdue amounts, beginning with a nominal percentage and increasing substantially as the account ages.  The amount provided as the account ages will differ slightly between the Rentals and Other Services segments because of differences in customers served and the nature of each business segment. When an account is considered uncollectible, it is written off against this allowance.

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

Goodwill.  As required under Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets, goodwill is separately disclosed from other intangible assets on the balance sheet and no longer amortized, but is tested for impairment on at least an annual basis.  Cintas completed an annual goodwill impairment test for the years ended May 31, 2005, 2004 and 2003, as required by SFAS 142.  Based on the results of the impairment tests, Cintas was not required to recognize an impairment of goodwill in any of these years.  Cintas will continue to perform future impairment tests as required by SFAS 142 as of March 1 in future years, or when indicators of impairment are noted.

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

Stock options.  Cintas applies the provisions of Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees.  Accordingly, no compensation expense has been reflected in the financial statements as the exercise price of options granted to employees is equal to the fair market value of Cintas’ common stock on the date of grant.  Cintas has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation.

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148 (SFAS 148), Accounting for Stock-Based Compensation - Transition and Disclosure.  This Statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  Cintas continues to apply APB 25 for the method used to account for stock-based employee compensation arrangements, where applicable, but adopted the disclosure requirements of SFAS 148 during fiscal 2003.

For purposes of pro forma disclosure, the estimated fair value of Cintas’ stock options is amortized to expense over the options’ vesting period.  Pro forma results as if Cintas accounted for its stock-based employee compensation using the fair value based alternative appear below:

	2005	2004	2003

Net income, as reported	$300,518	$272,205	$249,253
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,971)	(7,127)	(6,062)

Pro forma net income	$292,547	$265,078	$243,191

Earnings per share:

Basic – as reported	$1.75	$1.59	$1.46
Basic – pro forma	$1.70	$1.55	$1.43

Diluted – as reported	$1.74	$1.58	$1.45
Diluted – pro forma	$1.69	$1.54	$1.41

The effects of providing pro forma disclosure are not representative of earnings to be reported for future years.

During fiscal 2005, Cintas vested certain employee stock options whose exercise price was greater than current market value.  This vesting will have an impact on basic pro forma and diluted pro forma earnings per share in future years.

Derivatives and hedging activities.  Derivatives and hedging activities are presented in accordance with Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivatives and Hedging Activities, as amended.  This Standard requires the recognition of all derivatives on the balance sheet at fair value and recognition of the resulting gains or losses as adjustments to earnings or other comprehensive income.

Cintas formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions.  Cintas’ hedging activities are transacted only with highly rated institutions, reducing the exposure to credit risk in the event of nonperformance.

From time to time, Cintas will use derivatives for both cash flow hedging and fair value hedging purposes.  For derivative instruments that hedge the exposure of variability in short-term interest rates, designated as cash flow hedges, the effective portion of the net gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  For the ineffective portion of the hedge, gains or losses are charged to earnings in the current period.  For derivative instruments that hedge the exposure to changes in the fair value of certain fixed rate debt, designated as fair value hedges, the effective portion of the net gain or loss on the derivative instrument, as well as the offsetting gain or loss on the fixed rate debt attributable to the hedged risk, are recorded in current period earnings.

Cintas uses interest rate swap and lock agreements, from time to time, to hedge against variability in short-term interest rates.  These agreements effectively convert a portion of the floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense.  Cintas uses the Hypothetical Derivative Method for assessing the effectiveness of these swaps.  The effectiveness of these swaps is reviewed at least every fiscal quarter.  Cintas also uses reverse interest rate swap agreements to convert a portion of fixed rate debt to a floating rate basis, thus hedging for changes in the fair value of the fixed rate debt being hedged.  Cintas has determined that the interest rate swap agreements referenced in Note 5, entitled Long-Term Debt, designated as fair value hedges, qualify for treatment under the short-cut method of measuring effectiveness.  Under the provisions of SFAS 133, these hedges are determined to be perfectly effective and there is no requirement to periodically evaluate effectiveness.

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

Other accounting pronouncements. On December 16, 2004, FASB issued Statement No. 123 (revised 2004), Share-Based Payment, (Statement 123R), which is a revision of SFAS 123, Accounting for Stock-Based Compensation.  Generally, the approach in Statement 123R is similar to the approach described in SFAS 123.  However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for public entities (excluding small business issuers) no later than the beginning of the first fiscal year beginning after June 15, 2005. Cintas will adopt this Statement no later than the first quarter of fiscal 2007. Cintas is in the process of determining the impact that the adoption of this Statement will have on its financial position and results of operations.

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

The following is a summary of marketable securities:

	2005		2004
		Estimated		Estimated
	Cost	Fair Value	Cost	Fair Value

Obligations of state and political subdivisions	$163,168	$161,258	$134,921	$133,888
U.S. Treasury securities and obligations of U.S. government agencies	55,143	54,583	112	109
Other debt securities	47,921	47,846	31,931	31,799
	$266,232	$263,687	$166,964	$165,796

The gross realized gains on sales of available-for-sale securities totaled $23, $19 and $105 for the years ended May 31, 2005, 2004 and 2003, and the gross realized losses totaled $19, $0 and $10, respectively.  Net unrealized losses are $2,545 and $1,168 at May 31, 2005 and 2004, respectively.

The cost and estimated fair value of debt securities at May 31, 2005, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay the obligations without prepayment penalties.

		Estimated
	Cost	Fair Value

Due in one year or less	$77,809	$77,576
Due after one year through three years	188,423	186,111
	$266,232	$263,687

3.     PROPERTY AND EQUIPMENT

	2005	2004

Land	$72,663	$67,360
Buildings and improvements	431,746	411,878
Equipment	783,244	741,740
Leasehold improvements	10,735	10,577
Construction in progress	72,487	59,250
	1,370,875	1,290,805
Less: accumulated depreciation	553,677	505,495
	$817,198	$785,310

4.     GOODWILL, SERVICE CONTRACTS AND OTHER ASSETS

Changes in the carrying amount of goodwill and service contracts for the years ended May 31, 2005 and 2004, by operating segment, are as follows:

		Other
	Rentals	Services	Total

Goodwill
Balance as of June 1, 2003	$671,955	$49,900	$721,855
Goodwill acquired	13,269	70,260	83,529
Foreign currency translation	37	20	57
Balance as of May 31, 2004	685,261	120,180	805,441
Goodwill acquired	15,082	67,873	82,955
Foreign currency translation	1,079	63	1,142
Balance as of May 31, 2005	$701,422	$188,116	$889,538

		Other
	Rentals	Services	Total

Service Contracts
Balance as of June 1, 2003	$136,118	$8,781	$144,899
Service contracts acquired	3,641	16,827	20,468
Service contracts amortization	(8,161)	(12,608)	(20,769)
Foreign currency translation	65	1	66
Balance as of May 31, 2004	131,663	13,001	144,664
Service contracts acquired	4,473	19,423	23,896
Service contracts amortization	(19,466)	(4,204)	(23,670)
Foreign currency translation	1,680	26	1,706
Balance as of May 31, 2005	$118,350	$28,246	$146,596

Information regarding Cintas’ service contracts and other assets follows:

	As of May 31, 2005
	Carrying	Accumulated
	Amount	Amortization	Net

Service contracts	$236,179	$89,583	$146,596

Noncompete and consulting agreements	$36,158	$17,163	$18,995
Other	23,671	2,798	20,873
Total	$59,829	$19,961	$39,868

	As of May 31, 2004
	Carrying	Accumulated
	Amount	Amortization	Net

Service contracts	$216,997	$72,333	$144,664

Noncompete and consulting agreements	$33,720	$19,665	$14,055
Other	29,100	2,516	26,584
Total	$62,820	$22,181	$40,639

Amortization expense was $28,362, $25,974 and $27,741 for the years ended May 31, 2005, 2004 and 2003, respectively.  Estimated amortization expense, excluding any future acquisitions, for each of the next five years is $28,845, $27,001, $24,582, $22,118 and $18,977, respectively.

5.     LONG-TERM DEBT

	2005	2004
Unsecured term notes due through 2017 at an average rate of 5.35%	$456,640	$464,368
Unsecured notes due through 2009 at an average rate of 7.11%	8,594	11,489
Industrial development revenue bonds due through 2015 at an average rate of 3.67%	4,434	4,884
Other	2,923	3,467
	472,591	484,208
Less: amounts due within one year	7,300	10,523
	$465,291	$473,685

Debt in the amount of $7,357 is secured by assets with a carrying value of $8,475 at May 31, 2005.  Cintas has letters of credit outstanding at May 31, 2005, approximating $43,662.  Maturities of long-term debt during each of the next five years are $7,300, $4,287, $228,959, $990 and $543, respectively.

Interest expense is net of capitalized interest of $749, $521 and $186 for the years ended May 31, 2005, 2004 and 2003, respectively.  Interest paid, net of amount capitalized, was $23,163, $25,825 and $20,766 for the years ended May 31, 2005, 2004 and 2003, respectively.

Cintas has a commercial paper program supported by a $300 million long-term credit facility.  As of May 31, 2005, there is no commercial paper outstanding.

From time to time, Cintas uses interest rate swap and lock agreements as hedges against variability in short-term interest rates.  These agreements effectively convert a portion of floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense.  Cintas uses the Hypothetical Derivative Method for assessing the effectiveness of these swaps.  There were no interest rate swap agreements outstanding as of May 31, 2005.  When outstanding, the effectiveness of these swaps is reviewed at least every fiscal quarter.  Cintas also uses reverse interest rate swap agreements to convert a portion of fixed rate debt to a floating rate basis, thus hedging for changes in the fair value of the fixed rate debt being hedged.  These agreements involve the receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the agreements without an exchange of underlying principal amount.  The mark-to-market values of both the fair value hedging instruments and the underlying debt obligations are equal and recorded as offsetting gains and losses in current period earnings.  Cintas has determined that the current interest rate swap agreements, designated as fair value hedges, qualify for treatment under the short-cut method of measuring effectiveness.  Under the provisions of SFAS 133, these hedges are determined to be perfectly effective and there is no requirement to periodically evaluate effectiveness.

Cintas entered into two lock agreements as part of the Omni acquisition in fiscal 2002.  The amortization of the cash flow hedge, pertaining to these lock agreements, and the change in the fair value of the cash flow hedge, pertaining to the interest rate swap agreements, resulted in a credit to other comprehensive income of $290 and $669 for the years ended May 31, 2005 and 2004, respectively.  The reverse interest rate swap agreements are fair value hedges that convert $225 million of fixed rate debt to a floating rate.  These agreements expire in 2007 and allow Cintas to receive an effective interest rate of 5.13% and pay an interest rate based on LIBOR.  Because these fair value hedges are 100% effective, the net $4 million unfavorable change for fiscal 2005 and the net $10 million unfavorable change for fiscal 2004 were directly offset by a decrease in the fair value of the debt, reflecting increased floating interest rates over the prior fiscal years.

Cintas has certain significant covenants related to debt agreements.  These covenants limit Cintas’ ability to incur certain liens, to engage in sale-leaseback transactions and to merge, consolidate or sell all or substantially all of Cintas’ assets.  These covenants also require Cintas to maintain certain debt to capitalization and interest coverage ratios.  Cross default provisions exist between certain debt instruments.  Cintas is in compliance with all of the significant debt covenants for all periods presented.  Were a default of a significant covenant to occur, the default could result in an acceleration of indebtedness, impair liquidity and limit the ability to raise future capital.  Cintas’ debt, net of cash and marketable securities, is $163 million.  For fiscal 2005, net cash provided by operating activities was $414 million.  Capital expenditures were approximately $141 million for the same period.

6.     LEASES

Cintas conducts certain operations from leased facilities and leases certain equipment.  Most leases contain renewal options for periods from one to ten years.  The lease agreements provide for increases in rentals if the options are exercised based on increases in certain price level factors or other prearranged factors.  Step rent provisions, escalation clauses, capital improvements funding and other lease concessions are taken into account in computing minimum lease payments.  Minimum lease payments are recognized on a straight-line basis over the minimum lease term.  Lease payments are not dependent on an existing index or rate and are not included in minimum lease payments.  It is anticipated that expiring leases will be renewed or replaced.

The minimum rental payments under noncancelable lease arrangements for each of the next five years and thereafter are $18,572, $14,638, $11,181, $7,412, $3,451 and $6,560, respectively.  Rent expense under operating leases during the years ended May 31, 2005, 2004 and 2003, was $25,280, $22,675 and $25,083, respectively.

7.     INCOME TAXES

	2005	2004	2003
Earnings before income taxes consist of the following components:
U.S. operations	$447,965	$411,091	$384,288
Foreign operations	29,028	20,989	11,471
	$476,993	$432,080	$395,759

	2005	2004	2003
Income taxes consist of the following components:
Current:
Federal	$155,987	$132,105	$128,198
State and local	18,043	12,291	13,136
	174,030	144,396	141,334
Deferred	2,445	15,479	5,172
	$176,475	$159,875	$146,506

	2005	2004	2003
Reconciliation of income tax expense using the statutory rate and actual income tax expense is as follows:
Income taxes at the U.S. federal statutory rate	$166,947	$151,228	$138,515
State and local income taxes, net of federal benefit	12,050	8,939	9,160
Other	(2,522)	(292)	(1,169)
	$176,475	$159,875	$146,506

The components of deferred income taxes included on the balance sheets are as follows:

	2005	2004
Deferred tax assets:
Employee benefits	$4,462	$1,964
Allowance for bad debts	3,357	2,883
Inventory obsolescence	11,238	11,266
Insurance and contingencies	10,222	10,250
Other	9,532	7,348
	38,811	33,711

Deferred tax liabilities:
In service inventory	82,883	83,840
Property	87,491	81,768
Intangibles	30,296	27,205
State taxes	13,861	10,897
	214,531	203,710

Net deferred tax liability	$175,720	$169,999

Income taxes paid were $151,243, $118,125 and $139,794 for the years ended May 31, 2005, 2004 and 2003, respectively.

The American Jobs Creation Act of 2004 (the Act) created a temporary incentive for U.S. corporations to repatriate accumulated income earned in foreign jurisdictions by providing an 85% dividends-received deduction for certain dividends from controlled foreign corporations. Cintas has reviewed this provision and determined that no foreign earnings will be repatriated under the Act.

U.S. income taxes of $3,119, net of foreign tax credits, have not been provided for on a cumulative total of approximately $70,323 of undistributed earnings for certain non-U.S. subsidiaries as of May 31, 2005.  Cintas intends to reinvest these earnings indefinitely in operations outside the United States.

8.     ACQUISITIONS

For all acquisitions accounted for as purchases, including insignificant acquisitions, the purchase price paid for each has been allocated to the fair value of the assets acquired and liabilities assumed.  During fiscal 2005, Cintas acquired 10 Rentals businesses and 27 Other Services businesses.  During fiscal 2004, Cintas acquired 8 Rentals businesses and 29 Other Services businesses.  The following summarizes the aggregate purchase price for all businesses acquired:

	2005	2004
Fair value of tangible assets acquired	$18,811	$25,642
Fair value of goodwill acquired	81,245	83,194
Fair value of service contracts acquired	24,008	20,457
Fair value of other intangibles acquired	10,082	2,554
Total fair value of assets acquired	134,146	131,847
Fair value of liabilities assumed and incurred	12,219	18,535
Total cash paid for acquisitions	$121,927	$113,312

The results of operations for the acquired businesses are included in the consolidated statements of income from the dates of acquisition.  The pro forma revenue, net income and earnings per share information relating to acquired businesses are not presented because they are not significant.

9.     DEFINED CONTRIBUTION PLANS

Cintas’ Partners’ Plan is a non-contributory profit sharing plan and ESOP for the benefit of substantially all U.S. Cintas employees who have completed one year of service.  The plan also includes a 401(k) savings feature covering substantially all employees.  The amounts of contributions to the profit sharing plan and ESOP, as well as the matching contribution to the 401(k), are made at the discretion of Cintas.  Total contributions, including Cintas’ matching contributions, were $24,400, $22,160 and $20,100 for the years ended May 31, 2005, 2004 and 2003, respectively.

Cintas also has a non-contributory deferred profit sharing plan (DPSP), which covers substantially all Canadian employees.  In addition, a registered retirement savings plan (RRSP) is offered to those employees.  The amounts of contributions to the DPSP, as well as the matching contribution to the RRSP, are made at the discretion of Cintas.  Total contributions were $897, $774 and $628 for the years ended May 31, 2005, 2004 and 2003, respectively.

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

The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective years:

	2005	2004	2003
Numerator:
Net income	$300,518	$272,205	$249,253

Denominator:
Denominator for basic earnings per share – weighted average shares (000’s)	171,679	170,960	170,262
Effect of dilutive securities – employee stock options (000’s)	970	1,412	1,775
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions (000’s)	172,649	172,372	172,037

Basic earnings per share	$1.75	$1.59	$1.46
Diluted earnings per share	$1.74	$1.58	$1.45

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

The information presented in the following table relates primarily to stock options granted and outstanding under either the plan adopted in fiscal 2000 or under similar plans:

		Weighted Average
	Shares	Exercise Price

Outstanding May 31, 2002 (674,595 shares exercisable)	5,861,097	$28.31
Granted	1,226,800	40.60
Cancelled	(426,967)	33.77
Exercised	(681,697)	13.60
Outstanding May 31, 2003 (753,916 shares exercisable)	5,979,233	32.12
Granted	1,214,800	39.73
Cancelled	(650,734)	35.52
Exercised	(606,740)	16.44
Outstanding May 31, 2004 (811,700 shares exercisable)	5,936,559	34.90
Granted	1,509,400	42.12
Cancelled	(441,186)	39.66
Exercised	(562,888)	16.08
Outstanding May 31, 2005 (3,086,485 shares exercisable)	6,441,885	$37.92

The following table summarizes the information related to stock options outstanding at May 31, 2005:

		Outstanding Options		Exercisable Options
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Option	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$ 12.92 – 38.59	1,684,339	2.94	$24.92	748,239	$21.66
38.75 – 41.65	1,679,075	7.74	40.31	675,425	41.63
41.72 – 42.06	1,692,852	7.89	42.03	432,002	41.96
42.19 – 53.19	1,385,619	6.34	45.38	1,230,819	45.57
$ 12.92 – 53.19	6,441,885	6.22	$37.92	3,086,485	$38.40

At May 31, 2005, 4,441,875 shares of common stock are reserved for future issuance under the 2000 plan.

Pro forma information regarding earnings and earnings per share is required by SFAS 123 and has been determined as if Cintas had accounted for its stock options granted subsequent to May 31, 1995, under the fair value method of SFAS 123.  The weighted average fair value of stock options granted during fiscal 2005, 2004 and 2003 was $19.80, $18.43 and $19.43, respectively.  The fair value of these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	2005	2004	2003

Risk free interest rate	4.00%	4.00%	4.00%
Dividend yield	.50%	.50%	.50%
Expected volatility of Cintas’ common stock	35%	35%	34%
Expected life of the option in years	9	9	9

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are freely transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  Because Cintas’ options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in Cintas’ opinion, existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

During fiscal 2005, Cintas vested certain employee stock options whose exercise price was greater than current market value.  This vesting will have an impact on basic pro forma and diluted pro forma earnings per share in future years.

12.   LITIGATION AND OTHER CONTINGENCIES

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

Cintas is a defendant in a purported class action lawsuit, Paul Veliz, et al., v. Cintas Corporation, filed on March 19, 2003, in the United States District Court, Northern District of California, Oakland Division, alleging that Cintas violated certain federal and state wage and hour laws applicable to its service sales representatives, whom Cintas considers exempt employees, and asserting additional related ERISA claims.  The plaintiffs are seeking unspecified monetary damages, injunctive relief or both.  Cintas denies these claims and is defending the plaintiffs’ allegations.  The court ordered arbitration for all potential plaintiffs except for those that fall into one of four narrowly defined exceptions.  As a result, Cintas believes that a majority of the potential plaintiffs will be required to arbitrate their claims.  No determination has been made by the court or an arbitrator regarding class certification.  There can be no assurance as to whether a class will be certified or, if a class is certified, as to the geographic or other scope of such class.  If a court or arbitrator certifies a class in this action and there is an adverse verdict on the merits, or in the event of a negotiated settlement of the action, the resulting liability and/or any increased costs of operations on an ongoing basis could be material to Cintas.  Any estimated liability relating to this lawsuit is not determinable at this time.

Cintas is also a defendant in a purported class action lawsuit, Robert Ramirez, et al., v. Cintas Corporation, filed on January 20, 2004, and pending in the United States District Court, Northern District of California, San Francisco Division.  The case was brought on behalf of all past and present female, African-American and Hispanic employees of Cintas and its subsidiaries.  The complaint alleges that Cintas has engaged in a pattern and practice of discriminating against women and minorities in recruitment, hiring, promotions, transfers, job assignments and pay.  The complaint seeks injunctive relief, compensatory damages, punitive damages and attorney’s fees, among other things.  Cintas denies these claims and is defending the plaintiffs’ allegations.  The court ordered arbitration as to three of the ten named plaintiffs.  On April 27, 2005, the United States Equal Employment Opportunity Commission (EEOC) filed a motion to intervene in order to participate in this lawsuit.  No filings or determination has been made in regard to the lawsuit as to class certification.  There can be no assurance as to whether a class will be certified or, if a class is certified, as to the geographic or other scope of such class.  Several related proceedings with similar allegations and seeking similar relief damages and fees are pending, including an EEOC charge filed on April 17, 2000, by Mirna Serrano with the EEOC Detroit District office on behalf of female service sales representative job applicants at all Cintas locations in Michigan, a class action lawsuit, Mirna E. Serrano, et al., v. Cintas Corporation, filed on May 10, 2004, in the United States District Court for the Eastern District of Michigan, Southern Division on behalf of the same female service sales representative job applicants in the EEOC charge and an administrative action filed on December 15, 2004, by James Morgan with the EEOC Washington, D.C. office and the California Department of Fair Employment and Housing alleging racial discrimination in compensation and training opportunities.  In addition, a class action lawsuit, Larry Houston, et al., v. Cintas Corporation, was filed on August 3, 2005, in the United States District Court for the Northern District of California on behalf of African-American managers alleging racial discrimination.  If there is an adverse verdict or a negotiated settlement of these actions, the resulting liability and/or any increased costs of operations on an ongoing basis could be material to Cintas.  Any estimated liability relating to these proceedings is not determinable at this time.

Several other similar administrative proceedings are pending including: (i) two charges filed on November 30, 2004, by an EEOC Commissioner with the EEOC Systemic Litigation Unit alleging failure to hire and assign females to production job positions, and failing to hire females, African-Americans and Hispanics into the Management Trainee program, (ii) a charge filed on January 24, 2005, by Jennifer Fargo on behalf of herself and a similarly situated class with the Augusta Human Relations Commission and the EEOC Detroit District office alleging gender and equal pay discrimination against female sales representatives and sales associates, (iii) a charge filed on March 23, 2005, by Clifton Cooper on behalf of himself and a similarly situated class with the EEOC Systemic Litigation Unit alleging discriminatory pay and treatment due to race, (iv) a charge filed on March 28, 2005, by Lorelei Reynolds on behalf of herself and a similarly situated class with the EEOC Birmingham District alleging discriminatory pay and treatment due to race and gender, (v) a charge filed on April 25, 2005, by Melissa Schulz on behalf of herself and a similarly situated class with the EEOC Systemic Litigation Unit and the Oregon Bureau of Labor and Industries, Civil Rights Division alleging discriminatory pay and treatment due to race and gender, (vi) a charge filed on May 6, 2005, by Anthony Jones on behalf of himself and a similarly situated class with the EEOC Systemic Litigation Unit alleging discriminatory pay and treatment due to race and (vii) a charge filed on June 10, 2005, by Mattie Cooper on behalf of herself and a similarly situated class with the EEOC Systemic Litigation Unit alleging discriminatory pay and treatment due to race and gender.  The investigations of these allegations are pending and no determinations have been made.

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

During fiscal 2001, the State of Connecticut filed suit against Cintas in the Superior Court District of Hartford alleging various violations of state environmental laws and alleging that Cintas violated certain wastewater discharge and hazardous waste violations.  While this proceeding is not considered material to the business or financial condition of the registrant, management reasonably believes that the proceedings will result in monetary sanctions in excess of $100 thousand.  A reserve has been established for the estimated liability related to these allegations.

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

13.   SEGMENT INFORMATION

Cintas classifies its businesses into two operating segments: Rentals and Other Services.  The Rentals operating segment designs and manufactures corporate identity uniforms which it rents to its customers.  Other items, including entrance mats, shop towels and restroom supplies, are also rented or sold to its customers.  The Other Services operating segment involves the design, manufacture and direct sale of uniforms to customers, as well as the sale of ancillary products and services.  These ancillary products and services include first aid, safety and fire protection products and services, document management services and cleanroom supplies.  These services are provided throughout the United States and Canada to businesses of all types - from small service and manufacturing companies to major corporations that employ thousands of people.

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

		Other
	Rentals	Services	Corporate	Total

May 31, 2005
Revenue	$2,363,397	$703,886	$—	$3,067,283

Gross margin	$1,067,405	$237,354	$—	$1,304,759
Selling and administrative expenses	633,488	176,744	—	810,232
Interest income	—	—	(6,914)	(6,914)
Interest expense	—	—	24,448	24,448
Income before income taxes	$433,917	$60,610	$(17,534)	$476,993
Depreciation and amortization	$125,946	$22,229	$—	$148,175
Capital expenditures	$117,377	$23,350	$—	$140,727
Total assets	$2,245,600	$504,716	$309,428	$3,059,744

May 31, 2004
Revenue	$2,201,405	$612,654	$—	$2,814,059

Gross margin	$978,767	$207,725	$—	$1,186,492
Selling and administrative expenses	581,380	146,238	—	727,618
Interest income	—	—	(2,650)	(2,650)
Interest expense	—	—	25,101	25,101
Write-off of loan receivable	—	—	4,343	4,343
Income before income taxes	$397,387	$61,487	$(26,794)	$432,080
Depreciation and amortization	$126,210	$17,049	$—	$143,259
Capital expenditures	$93,428	$19,460	$—	$112,888
Total assets	$2,194,817	$361,159	$254,321	$2,810,297

May 31, 2003
Revenue	$2,101,785	$584,800	$—	$2,686,585

Gross margin	$928,119	$191,089	$—	$1,119,208
Selling and administrative expenses	555,748	139,689	—	695,437
Interest income	—	—	(2,905)	(2,905)
Interest expense	—	—	30,917	30,917
Income before income taxes	$372,371	$51,400	$(28,012)	$395,759
Depreciation and amortization	$127,223	$15,838	$—	$143,061
Capital expenditures	$108,453	$6,566	$—	$115,019
Total assets	$2,210,585	$314,702	$57,659	$2,582,946

14.   SUBSEQUENT EVENTS

Subsequent to May 31, 2005, Cintas purchased approximately 2.4 million additional shares of Cintas stock at an average price of $39.08 per share for a total purchase price of approximately $96 million.  As such, from the inception of the stock repurchase program through July 22, 2005, Cintas has purchased approximately 3.9 million shares of Cintas stock at an average price of $39.27 per share for a total purchase price of approximately $154 million.  The Board did not specify an expiration date for this program.

Also subsequent to May 31, 2005, Cintas borrowed $64 million under the $300 million commercial paper program for short-term cash requirements.  This financing decision was made in order to allow certain marketable securities to reach maturity rather than Cintas incurring a penalty for early redemption.

15.   QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the results of operations for each of the quarters within the years ended May 31, 2005 and 2004:

	First	Second	Third	Fourth
May 31, 2005	Quarter	Quarter	Quarter	Quarter

Revenue	$745,956	$756,840	$755,241	$809,246
Gross margin	$318,838	$315,955	$321,454	$348,512
Net income	$72,666	$73,560	$71,332	$82,960
Basic earnings per share	$.42	$.43	$.42	$.48
Diluted earnings per share	$.42	$.43	$.41	$.48
Weighted average number of shares outstanding (000’s)	171,449	171,638	171,802	171,828

	First	Second	Third	Fourth
May 31, 2004	Quarter	Quarter	Quarter	Quarter

Revenue	$677,656	$701,309	$696,940	$738,154
Gross margin	$287,448	$293,437	$295,711	$309,896
Net income	$63,327	$69,657	$66,493	$72,728
Basic earnings per share	$.37	$.41	$.39	$.42
Diluted earnings per share	$.37	$.40	$.39	$.42
Weighted average number of shares outstanding (000’s)	170,652	170,804	171,088	171,299

16.   SUPPLEMENTAL GUARANTOR INFORMATION

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

Condensed consolidating financial statements for Cintas, Corp. 2, the subsidiary guarantors and non-guarantors are presented below:

CONDENSED CONSOLIDATING INCOME STATEMENT

YEAR ENDED MAY 31, 2005

						Cintas
	Cintas		Subsidiary			Corporation
	Corporation	Corp. 2	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue:
Rentals	$—	$1,750,109	$479,868	$133,767	$(347)	$2,363,397
Other services	—	734,305	334,062	41,605	(406,086)	703,886
Equity in net income of affiliates	300,518	—	—	—	(300,518)	—
	300,518	2,484,414	813,930	175,372	(706,951)	3,067,283

Costs and expenses (income):
Cost of rentals	—	1,051,256	300,172	79,832	(135,268)	1,295,992
Cost of other services	—	510,470	221,521	26,867	(292,326)	466,532
Selling and administrative expenses	—	748,414	(11,013)	39,448	33,383	810,232
Interest income	—	(5,691)	(15)	(1,208)	—	(6,914)
Interest expense	—	25,467	(4,799)	3,780	—	24,448
	—	2,329,916	505,866	148,719	(394,211)	2,590,290

Income before income taxes	300,518	154,498	308,064	26,653	(312,740)	476,993
Income taxes	—	56,806	113,268	6,401	—	176,475
Net income	$300,518	$97,692	$194,796	$20,252	$(312,740)	$300,518

CONDENSED CONSOLIDATING INCOME STATEMENT

YEAR ENDED MAY 31, 2004

						Cintas
	Cintas		Subsidiary			Corporation
	Corporation	Corp. 2	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue:
Rentals	$—	$1,642,663	$443,817	$115,161	$(236)	$2,201,405
Other services	—	1,049,363	244,514	31,227	(712,450)	612,654
Equity in net income of affiliates	272,205	—	—	—	(272,205)	—
	272,205	2,692,026	688,331	146,388	(984,891)	2,814,059

Costs and expenses (income):
Cost of rentals	—	1,020,448	277,529	71,213	(146,552)	1,222,638
Cost of other services	—	796,749	163,525	18,429	(573,774)	404,929
Selling and administrative expenses	—	711,086	(21,470)	36,352	1,650	727,618
Interest income	—	(2,079)	(97)	(474)	—	(2,650)
Interest expense	—	43,040	(22,137)	4,198	—	25,101
Write-off of loan receivable	—	—	4,343	—	—	4,343
	—	2,569,244	401,693	129,718	(718,676)	2,381,979

Income before income taxes	272,205	122,782	286,638	16,670	(266,215)	432,080
Income taxes	—	45,985	107,351	6,539	—	159,875
Net income	$272,205	$76,797	$179,287	$10,131	$(266,215)	$272,205

CONDENSED CONSOLIDATING INCOME STATEMENT

YEAR ENDED MAY 31, 2003

						Cintas
	Cintas		Subsidiary			Corporation
	Corporation	Corp. 2	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue:
Rentals	$—	$1,583,589	$422,470	$95,873	$(147)	$2,101,785
Other services	—	1,183,250	199,301	31,113	(828,864)	584,800
Equity in net income of affiliates	249,253	—	—	—	(249,253)	—
	249,253	2,766,839	621,771	126,986	(1,078,264)	2,686,585

Costs and expenses (income):
Cost of rentals	—	1,017,510	236,648	61,074	(141,566)	1,173,666
Cost of other services	—	896,668	141,277	19,074	(663,308)	393,711
Selling and administrative expenses	—	691,202	(29,329)	34,958	(1,394)	695,437
Interest income	—	(2,428)	(253)	(224)	—	(2,905)
Interest expense	—	47,000	(19,308)	3,225	—	30,917
	—	2,649,952	329,035	118,107	(806,268)	2,290,826

Income before income taxes	249,253	116,887	292,736	8,879	(271,996)	395,759
Income taxes	—	40,716	101,946	3,844	—	146,506
Net income	$249,253	$76,171	$190,790	$5,035	$(271,996)	$249,253

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MAY 31, 2005

						Cintas
	Cintas		Subsidiary			Corporation
	Corporation	Corp. 2	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$13,259	$12,570	$17,367	$—	$43,196
Marketable securities	—	226,658	—	39,574	—	266,232
Accounts receivable, net	—	237,152	93,109	9,025	(12,390)	326,896
Inventories, net	—	199,236	24,120	9,087	(16,031)	216,412
Uniforms and other rental items in service	—	250,222	74,887	16,584	(36,243)	305,450
Prepaid expenses	—	5,781	1,989	588	—	8,358
Total current assets	—	932,308	206,675	92,225	(64,664)	1,166,544

Property and equipment, at cost, net	—	599,757	176,648	40,793	—	817,198
Goodwill	—	140,405	734,113	15,020	—	889,538
Service contracts, net	—	95,560	43,727	7,309	—	146,596
Other assets, net	1,626,712	44,757	773,343	164,544	(2,569,488)	39,868
	$1,626,712	$1,812,787	$1,934,506	$319,891	$(2,634,152)	$3,059,744

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$(465,247)	$89,598	$404,314	$2,618	$38,013	$69,296
Accrued compensation and related liabilities	—	28,287	8,523	1,900	—	38,710
Accrued liabilities	—	191,123	(28,212)	4,479	(962)	166,428
Current income taxes	—	(640)	32,232	1,301	(29)	32,864
Deferred income taxes	—	—	40,635	1,248	—	41,883
Long-term debt due within one year	—	6,588	871	—	(159)	7,300
Total current liabilities	(465,247)	314,956	458,363	11,546	36,863	356,481

Long-term debt due after one year	—	471,750	(52,413)	78,778	(32,824)	465,291
Deferred income taxes	—	10,222	119,212	4,403	—	133,837
Total shareholders’ equity	2,091,959	1,015,859	1,409,344	225,164	(2,638,191)	2,104,135
	$1,626,712	$1,812,787	$1,934,506	$319,891	$(2,634,152)	$3,059,744

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MAY 31, 2004

						Cintas
	Cintas		Subsidiary			Corporation
	Corporation	Corp. 2	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$56,455	$8,057	$22,845	$—	$87,357
Marketable securities	—	150,652	—	16,312	—	166,964
Accounts receivable, net	—	210,026	79,425	8,703	(12,562)	285,592
Inventories, net	—	172,586	20,249	6,624	(10,771)	188,688
Uniforms and other rental items in service	—	240,833	70,741	15,954	(29,281)	298,247
Prepaid expenses	—	6,006	1,011	378	—	7,395
Total current assets	—	836,558	179,483	70,816	(52,614)	1,034,243

Property and equipment, at cost, net	—	596,037	149,461	39,812	—	785,310
Goodwill	—	124,845	667,128	13,468	—	805,441
Service contracts, net	—	106,348	29,653	8,663	—	144,664
Other assets, net	1,419,869	29,861	769,746	141,897	(2,320,734)	40,639
	$1,419,869	$1,693,649	$1,795,471	$274,656	$(2,373,348)	$2,810,297

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$(465,247)	$207,254	$259,676	$13,755	$38,013	$53,451
Accrued compensation and related liabilities	—	23,863	6,307	1,634	—	31,804
Accrued liabilities	—	179,525	(36,472)	4,148	(975)	146,226
Current income taxes	—	(33,638)	69,796	511	(29)	36,640
Deferred income taxes	—	601	44,630	1,811	—	47,042
Long-term debt due within one year	—	9,655	655	372	(159)	10,523
Total current liabilities	(465,247)	387,260	344,592	22,231	36,850	325,686

Long-term debt due after one year	—	482,360	(49,928)	72,529	(31,276)	473,685
Deferred income taxes	—	9,621	108,143	5,193	—	122,957
Total shareholders’ equity	1,885,116	814,408	1,392,664	174,703	(2,378,922)	1,887,969
	$1,419,869	$1,693,649	$1,795,471	$274,656	$(2,373,348)	$2,810,297

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED MAY 31, 2005

						Cintas
	Cintas		Subsidiary	Non-		Corporation
	Corporation	Corp. 2	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$300,518	$97,692	$194,796	$20,252	$(312,740)	$300,518
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	—	89,467	24,480	5,866	—	119,813
Amortization of deferred charges	—	17,723	8,295	2,344	—	28,362
Deferred income taxes	—	—	5,544	(1,353)	—	4,191
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable	—	(26,906)	(8,917)	(322)	(172)	(36,317)
Inventories	—	(29,704)	635	(2,512)	5,260	(26,321)
Uniforms and other rental items in service	—	(6,335)	(7,214)	(581)	6,962	(7,168)
Prepaid expenses	—	225	(907)	(210)	—	(892)
Accounts payable	—	(78,831)	105,695	(11,137)	—	15,727
Accrued compensation and related liabilities	—	4,424	2,216	266	—	6,906
Accrued liabilities	—	12,211	(111)	331	13	12,444
Income taxes payable	—	32,998	(36,838)	790	—	(3,050)

Net cash provided by (used in) operating activities	300,518	112,964	287,674	13,734	(300,677)	414,213

Cash flows from investing activities:
Capital expenditures	—	(93,901)	(39,883)	(6,943)	—	(140,727)
Proceeds from sale or redemption of marketable securities	—	79,716	247	23,034	—	102,997
Purchase of marketable securities	—	(155,721)	(248)	(46,296)	—	(202,265)
Acquisitions of businesses, net of cash acquired	—	(4,565)	(104,096)	(415)	—	(109,076)
Other	(194,130)	27,676	(133,932)	(3,502)	302,225	(1,663)

Net cash (used in) provided by investing activities	(194,130)	(146,795)	(277,912)	(34,122)	302,225	(350,734)

Cash flows from financing activities:
Repayment of long-term debt	—	(9,655)	(5,249)	5,877	(1,548)	(10,575)
Stock options exercised	4,621	—	—	—	—	4,621
Dividends paid	(54,968)	—	—	—	—	(54,968)
Repurchase of common stock	(58,204)	—	—	—	—	(58,204)
Other	2,163	290	—	9,033	—	11,486

Net cash (used in) provided by financing activities	(106,388)	(9,365)	(5,249)	14,910	(1,548)	(107,640)

Net (decrease) increase in cash and cash equivalents	—	(43,196)	4,513	(5,478)	—	(44,161)
Cash and cash equivalents at beginning of period	—	56,455	8,057	22,845	—	87,357
Cash and cash equivalents at end of period	$—	$13,259	$12,570	$17,367	$—	$43,196

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED MAY 31, 2004

						Cintas
	Cintas		Subsidiary	Non-		Corporation
	Corporation	Corp. 2	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$272,205	$76,797	$179,287	$10,131	$(266,215)	$272,205
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	—	89,294	22,237	5,754	—	117,285
Amortization of deferred charges	—	18,013	5,754	2,207	—	25,974
Deferred income taxes	—	591	15,020	228	—	15,839
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable	—	(5,689)	7,265	(691)	(1,373)	(488)
Inventories	—	50,518	(893)	189	(1,781)	48,033
Uniforms and other rental items in service	—	5,545	682	726	(4,209)	2,744
Prepaid expenses	—	(1,141)	835	552	—	246
Accounts payable	—	65,802	(79,932)	10,907	—	(3,223)
Accrued compensation and related liabilities	—	4,412	1,939	201	—	6,552
Accrued liabilities	—	(2,552)	7,473	(509)	17	4,429
Income taxes payable	—	(585)	18,955	1,743	—	20,113

Net cash provided by (used in) operating activities	272,205	301,005	178,622	31,438	(273,561)	509,709

Cash flows from investing activities:
Capital expenditures	—	(81,638)	(28,452)	(2,798)	—	(112,888)
Proceeds from sale or redemption of marketable securities	—	46,185	1,185	708	—	48,078
Purchase of marketable securities	—	(172,903)	(1,185)	(15,534)	—	(189,622)
Acquisitions of businesses, net of cash acquired	—	(18,251)	(83,246)	(157)	—	(101,654)
Other	(229,466)	33,109	(63,234)	(406)	272,279	12,282

Net cash (used in) provided by investing activities	(229,466)	(193,498)	(174,932)	(18,187)	272,279	(343,804)

Cash flows from financing activities:
Repayment of long-term debt	—	(68,313)	(799)	218	130	(68,764)
Stock options exercised	5,868	—	—	—	—	5,868
Dividends paid	(49,634)	—	—	—	—	(49,634)
Other	1,027	669	—	47	—	1,743

Net cash (used in) provided by financing activities	(42,739)	(67,644)	(799)	265	130	(110,787)

Net increase (decrease) in cash and cash equivalents	—	39,863	2,891	13,516	(1,152)	55,118
Cash and cash equivalents at beginning of period	—	16,592	5,166	9,329	1,152	32,239
Cash and cash equivalents at end of period	$—	$56,455	$8,057	$22,845	$—	$87,357

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED MAY 31, 2003

						Cintas
	Cintas		Subsidiary	Non-		Corporation
	Corporation	Corp. 2	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$249,253	$76,171	$190,790	$5,035	$(271,996)	$249,253
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	—	88,110	22,027	5,183	—	115,320
Amortization of deferred charges	—	16,915	8,843	1,983	—	27,741
Deferred income taxes	—	(1,492)	6,080	3,060	—	7,648
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable	—	22,307	(11,121)	(7,445)	303	4,044
Inventories	—	(36,196)	(1,430)	(1,857)	3,077	(36,406)
Uniforms and other rental items in service	—	(39,941)	(158)	(3,579)	19,665	(24,013)
Prepaid expenses	—	2,556	201	(157)	(3)	2,597
Accounts payable	—	57,958	(52,963)	(11,675)	32	(6,648)
Accrued compensation and related liabilities	—	(3,990)	(140)	396	—	(3,734)
Accrued liabilities	—	6,840	(17,061)	355	15	(9,851)
Income taxes payable	—	1,836	6,757	(3,857)	—	4,736

Net cash provided by (used in) operating activities	249,253	191,074	151,825	(12,558)	(248,907)	330,687

Cash flows from investing activities:
Capital expenditures	—	(48,196)	(51,621)	(15,202)	—	(115,019)
Proceeds from sale or redemption of marketable securities	—	19,241	(222)	4,771	—	23,790
Purchase of marketable securities	—	(702)	221	(4,271)	—	(4,752)
Acquisitions of businesses, net of cash acquired	—	(8,829)	(22,255)	(6,089)	—	(37,173)
Other	(210,066)	11,793	(50,206)	(3,934)	249,345	(3,068)

Net cash (used in) provided by investing activities	(210,066)	(26,693)	(124,083)	(24,725)	249,345	(136,222)

Cash flows from financing activities:
Repayment of long-term debt	—	(170,961)	(27,587)	24,943	714	(172,891)
Stock options exercised	5,699	—	—	—	—	5,699
Dividends paid	(46,003)	—	—	—	—	(46,003)
Other	1,117	732	—	8,492	—	10,341

Net cash (used in) provided by financing activities	(39,187)	(170,229)	(27,587)	33,435	714	(202,854)

Net (decrease) increase in cash and cash equivalents	—	(5,848)	155	(3,848)	1,152	(8,389)
Cash and cash equivalents at beginning of period	—	22,440	5,011	13,177	—	40,628
Cash and cash equivalents at end of period	$—	$16,592	$5,166	$9,329	$1,152	$32,239

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

Nothing to report.

ITEM 9A.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

With the participation of Cintas’ management, including Cintas’ Chief Executive Officer, Chief Financial Officer, President, General Counsel and Controllers, Cintas has evaluated the effectiveness of the disclosure controls and procedures (as defined in
Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of May 31, 2005.  Based on such evaluation, Cintas’ management, including Cintas’ Chief Executive Officer, Chief Financial Officer, President, General Counsel and Controllers, have concluded that Cintas’ disclosure controls and procedures were effective in ensuring (i) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is accumulated and communicated to Cintas’ management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in Cintas’ internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended May 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. See “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” in Item 8 preceding Cintas’ financial statements.

ITEM 9B.

OTHER INFORMATION

On May 2, 2005, Cintas announced that the Board of Directors authorized a $500 million stock repurchase program at market prices.  Pursuant to that authorization, on August 12, 2005, as part of this share repurchase program, the registrant entered into a Rule 10B5-1 trading plan for the period beginning August 15, 2005 through September 23, 2005, unless earlier terminated.

PART III

Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference to the Registrant’s Proxy Statement for its 2005 Annual Shareholders’ Meeting to be filed with the Commission pursuant to Regulation 14A.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements.  All financial statements required to be filed by Item 8 of this Form and included in this report are listed in Item 8.  No additional financial statements are filed because the requirements for paragraph (d) under Item 14 are not applicable to Cintas.

(a) (2) Financial Statement Schedule:

For each of the three years in the period ended May 31, 2005.

Schedule II: Valuation and Qualifying Accounts and Reserves.

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto.

(a) (3) Exhibits.

Exhibit Number		Description of Exhibit	Filing Status

3.1		Restated Articles of Incorporation	(1)

3.2		By-laws	(1)

3.3		Amendments to the Articles of Incorporation of Cintas Corporation	(2)

4.1		Indenture dated as of May 28, 2002 among Cintas Corporation No. 2, as issuer, Cintas Corporation, as parent guarantor, the subsidiary guarantors thereto and Wachovia Bank, National Association, as trustee	(17)

4.2		Form of 5-1/8% Senior Note due 2007	(17)

4.3		Form of 6% Senior Note due 2012	(17)

10	.1*	Incentive Stock Option Plan	(3)

10	.2*	Partners’ Plan, as Amended	(4)

10	.4*	1994 Directors’ Stock Option Plan	(5)

10.5		Agreement and Plan of Merger dated January 9, 1999 by and among Unitog Company, Cintas Image Acquisition Company and Cintas Corporation	(6)

10.6		Amendment No. 1 to Agreement and Plan of Merger dated March 23, 1999 by and among Unitog Company, Cintas Image Acquisition Company and Cintas Corporation	(7)

10.7		Unitog Company 1992 Stock Option Plan	(8)

10	.8*	Amendment No. 1 to Unitog Company 1992 Stock Option Plan	(9)

10	.9*	Unitog Company 1997 Stock Option Plan	(10)

10	.10*	1999 Cintas Corporation Stock Option Plan	(11)

10	.11*	Directors’ Deferred Compensation Plan	(12)

10	.13*	Stock purchase agreement between Cintas Corporation and Filuxel SA dated as of March 15, 2002	(13)

10.14		Bridge loan agreement dated May 8, 2002 among Cintas Corporation No. 2, as borrower, Cintas Corporation as a guarantor, the lenders, Bank One, NA, as agent, and Merrill Lynch Bank USA, as syndication agent	(14)

10.15		Purchase Agreement dated as of May 28, 2002 among Cintas Corporation No. 2, as issuer, Cintas Corporation as parent guarantor, the subsidiary guarantors named therein and the initial purchasers named therein	(15)

10	.16*	Amended and Restated 2003 Directors’ Stock Option Plan	(16)

10	.17*	Form of agreement signed by Officers, General/Branch Managers, Professionals and Key Managers, including Executive Officers	(17)

10	.18*	President and CEO Executive Compensation Plan	filed herewith

10	.19*	2006 Executive Incentive Plan	filed herewith

14		Code of Ethics	(16)

21		Subsidiaries of the Registrant	filed herewith

23		Consent of Independent Registered Public Accounting Firm	filed herewith

31.1		Certification of Principal Executive Officer, Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934	filed herewith

31.2		Certification of Principal Financial Officer, Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934	filed herewith

32.1		Certification of Chief Executive Officer, Pursuant to 18 U.S.C. § 1350	filed herewith

32.2		Certification of Chief Financial Officer, Pursuant to 18 U.S.C. § 1350	filed herewith

* Management Compensatory Contracts

Incorporated by reference to:

(1)           Cintas’ Annual Report on Form 10-K for the year ended May 31, 1989.

(2)           Cintas’ 1994 Proxy Statement.

(3)           Cintas’ Registration Statement No. 33-23228 on Form S-8 filed under the Securities Act of 1933.

(4)           Cintas’ Registration Statement No. 33-56623 on Form S-8 filed under the Securities Act of 1933.

(5)           Cintas’ Proxy Statement for its 1994 Annual Shareholders’ Meeting.

(6)           the Unitog Company’s Form 8-K dated January 9, 1999.

(7)           Cintas’ Form 8-K dated March 24, 1999.

(8)           the Unitog Company’s Form 10-K for the fiscal year ended January 26, 1992.

(9)           the Unitog Company’s Form 10-K for the fiscal year ended January 30, 1994.

(10)         the Unitog Company’s 1997 Proxy Statement.

(11)         Cintas’ Form 10-Q for the quarter ended November 30, 2000.

(12)         Cintas’ Form 10-Q for the quarter ended November 30, 2001.

(13)         Cintas’ Form 10-Q for the quarter ended February 28, 2002.

(14)         Cintas’ Form 8-K dated May 13, 2002.

(15)         Cintas’ Form 10-K dated May 31, 2002.

(16)         Cintas’ Form 10-K dated May 31, 2004.

(17)         Cintas’ Form 10-Q for the quarter ended February 28, 2005.

(b)           A Form 8-K was filed on May 13, 2002 to report the acquisition of the stock of Omni Services, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINTAS CORPORATION

DATE SIGNED: August 15, 2005	/s/ Scott D. Farmer
By: Scott D. Farmer
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Capacity	Date

/s/	Richard T. Farmer	Chairman of the Board
Richard T. Farmer		of Directors	August 15, 2005

/s/	Robert J. Kohlhepp	Vice Chairman of the
Robert J. Kohlhepp		Board and Director	August 15, 2005

/s/	Scott D. Farmer	Chief Executive Officer,
Scott D. Farmer		President and Director	August 15, 2005

/s/	Roger L. Howe	Director	August 15, 2005
Roger L. Howe

/s/	Paul R. Carter	Director	August 15, 2005
Paul R. Carter

/s/	David C. Phillips	Director	August 15, 2005
David C. Phillips

/s/	William C. Gale	Senior Vice President and
William C. Gale		Chief Financial Officer (Principal Financial and Accounting Officer)	August 15, 2005

CINTAS CORPORATION

Schedule II - Valuation and Qualifying Accounts and Reserves

(In Thousands)

		Additions
Description	Balance At Beginning of Year	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts	(3) Deductions	Balance at End of Year
Allowance for Doubtful Accounts

May 31, 2003	$9,229	$2,237	$1,677	$5,406	$7,737
May 31, 2004	$7,737	$1,456	$2,943	$3,782	$8,354
May 31, 2005	$8,354	$3,870	$1,993	$4,326	$9,891

Reserve for Obsolete Inventory

May 31, 2003	$18,858	$4,745	$5,455	$3,622	$25,436
May 31, 2004	$25,436	$3,229	$626	$3,326	$25,965
May 31, 2005	$25,965	$3,055	$407	$4,139	$25,288

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