Form 10-Q
period 2005-08-31
CINTAS CORP
filed 2005-10-11
CIK 723254

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number 0-11399
CINTAS CORPORATION
(Exact name of registrant as specified in its charter)

WASHINGTON	31-1188630

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6800 CINTAS BOULEVARD
P.O. BOX 625737
CINCINNATI, OHIO 45262-5737
(Address of principal executive offices)
(Zip Code)
(513) 459-1200
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding September 30, 2005

Common Stock, no par value	167,961,160

CINTAS CORPORATION
INDEX

CINTAS CORPORATION
ITEM 1. FINANCIAL STATEMENTS.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
(In thousands except per share data)

	Three Months Ended
	August 31,
	2005	2004
Revenue:
Rentals	$628,008	$581,659
Other services	195,467	164,297

	823,475	745,956

Costs and expenses (income):
Cost of rentals	339,425	317,754
Cost of other services	128,562	109,364
Selling and administrative expenses	223,437	198,809
Interest income	(1,702)	(1,122)
Interest expense	7,336	5,833

	697,058	630,638

Income before income taxes	126,417	115,318

Income taxes	46,882	42,652

Net income	$79,535	$72,666

Basic earnings per share	$.47	$.42

Diluted earnings per share	$.47	$.42

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands except share data)

	August 31, 2005	May 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$43,437	$43,196
Marketable securities	214,310	266,232
Accounts receivable, net	337,930	326,896
Inventories, net	222,030	216,412
Uniforms and other rental items in service	308,768	305,450
Prepaid expenses	10,032	8,358

Total current assets	1,136,507	1,166,544

Property and equipment, at cost, net	823,678	817,198
Goodwill	903,356	889,538
Service contracts, net	144,424	146,596
Other assets, net	34,761	39,868

	$3,042,726	$3,059,744

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$65,781	$69,296
Accrued compensation and related liabilities	37,441	38,710
Accrued liabilities	97,483	166,428
Income taxes:
Current	38,265	32,864
Deferred	59,370	41,883
Long-term debt due within one year	7,258	7,300

Total current liabilities	305,598	356,481

Long-term debt due after one year	510,572	465,291

Deferred income taxes	133,735	133,837

Shareholders’ equity:
Preferred stock, no par value:
100,000 shares authorized, none outstanding	—	—
Common stock, no par value:
425,000,000 shares authorized,
FY 2006: 172,306,726 issued and 168,234,196 outstanding
FY 2005: 172,127,502 issued and 170,658,601 outstanding	117,356	114,171
Retained earnings	2,115,527	2,035,992
Treasury stock:
FY 2006: 4,072,530 shares
FY 2005: 1,468,901 shares	(160,461)	(58,204)
Other accumulated comprehensive income (loss):
Foreign currency translation	21,657	13,507
Unrealized loss on derivatives	(1,258)	(1,331)

Total shareholders’ equity	2,092,821	2,104,135

	$3,042,726	$3,059,744

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	August 31,
	2005	2004
Cash flows from operating activities:

Net income	$79,535	$72,666
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	30,579	29,699
Amortization of deferred charges	7,774	6,729
Deferred income taxes	17,385	21,815
Change in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable	(11,258)	(4,776)
Inventories	(5,610)	(1,548)
Uniforms and other rental items in service	(3,318)	(3,567)
Prepaid expenses	(1,664)	(4,935)
Accounts payable	(3,529)	1,875
Accrued compensation and related liabilities	(1,269)	(1,272)
Accrued liabilities	(66,996)	(67,420)
Income taxes payable	5,401	3,569

Net cash provided by operating activities	47,030	52,835

Cash flows from investing activities:

Capital expenditures	(36,144)	(35,336)
Proceeds from sale or redemption of marketable securities	54,047	9,240
Purchase of marketable securities	(2,125)	(24,304)
Acquisitions of businesses, net of cash acquired	(20,968)	(14,574)
Other	3,487	1,183

Net cash used in investing activities	(1,703)	(63,791)

Cash flows from financing activities:

Proceeds from issuance of debt	46,000	—
Repayment of debt	(237)	(182)
Stock options exercised	2,996	1,514
Repurchase of common stock	(102,257)	—
Other	8,412	4,216

Net cash (used in) provided by financing activities	(45,086)	5,548

Net increase (decrease) in cash and cash equivalents	241	(5,408)

Cash and cash equivalents at beginning of period	43,196	87,357

Cash and cash equivalents at end of period	$43,437	$81,949

See accompanying notes.

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands except per share data)
1. Basis of Presentation
The consolidated condensed financial statements of Cintas Corporation included herein have been prepared by Cintas, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. While we believe that the disclosures are adequately presented, it is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes included in our most recent annual report for the fiscal year ended May 31, 2005. A summary of our significant accounting policies is presented on page 30 of our most recent annual report. There have been no material changes in the accounting policies followed by Cintas during the fiscal year.
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
2. New Accounting Standard
On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (revised 2004), Share-Based Payment, (Statement 123R), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for public entities (excluding small business issuers) no later than the beginning of the first fiscal year beginning after June 15, 2005. Cintas will adopt this Statement no later than the first quarter of fiscal 2007. Cintas is in the process of determining the impact that the adoption of this Statement will have on its financial position and results of operations.

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)
3. Earnings per Share
The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective periods:

	Three Months Ended
	August 31,
	2005	2004
Numerator:
Net income	$79,535	$72,666

Denominator:
Denominator for basic earnings per share — weighted average shares	168,939	171,449

Effect of dilutive securities-employee stock options	625	1,211

Denominator for diluted earnings per share — adjusted weighted average shares and assumed conversions	169,564	172,660

Basic earnings per share	$.47	$.42

Diluted earnings per share	$.47	$.42

4. Goodwill, Service Contracts and Other Assets
Changes in the carrying amount of goodwill and service contracts for the three months ended August 31, 2005, by operating segment, are as follows:

		Other
	Rentals	Services	Total
Goodwill
Balance as of June 1, 2005	$701,422	$188,116	$889,538

Goodwill acquired	5,870	7,031	12,901

Foreign currency translation	821	96	917

Balance as of August 31, 2005	$708,113	$195,243	$903,356

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

		Other
	Rentals	Services	Total
Service Contracts
Balance as of June 1, 2005	$118,350	$28,246	$146,596

Service contracts acquired	1,568	1,935	3,503

Service contracts amortization	(5,468)	(1,441)	(6,909)

Foreign currency translation	1,205	29	1,234

Balance as of August 31, 2005	$115,655	$28,769	$144,424

Information regarding Cintas’ service contracts and other assets follows:

	As of August 31, 2005
	Carrying	Accumulated
	Amount	Amortization	Net
Service contracts	$240,917	$96,493	$144,424

Noncompete and consulting agreements	$38,298	$18,883	$19,415
Other	18,375	3,029	15,346

Total	$56,673	$21,912	$34,761

	As of May 31, 2005
	Carrying	Accumulated
	Amount	Amortization	Net
Service contracts	$236,179	$89,583	$146,596

Noncompete and consulting agreements	$36,158	$17,163	$18,995
Other	23,671	2,798	20,873

Total	$59,829	$19,961	$39,868

Amortization expense was $7,774 and $6,729 for the three months ended August 31, 2005 and August 31, 2004, respectively. Estimated amortization expense, excluding any future acquisitions, for each of the next five years is $29,680, $27,796, $25,196, $22,710 and $19,568, respectively.

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
From time to time, Cintas uses interest rate swap and lock agreements as hedges against variability in short-term interest rates. These agreements effectively convert a portion of the floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. Cintas uses the Hypothetical Derivative Method for assessing the effectiveness of these swaps. There are no interest rate swap agreements outstanding as of August 31, 2005. When outstanding, the effectiveness of these swaps is reviewed at least every fiscal quarter. Cintas also uses reverse interest rate swap agreements to convert a portion of fixed rate debt to a floating rate basis, thus hedging for changes in the fair value of the fixed rate debt being hedged. These agreements involve the receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the agreements without an exchange of underlying principal amount. The mark-to-market values of both the fair value hedging instruments and the underlying debt obligations are equal and recorded as offsetting gains and losses in current period earnings. Cintas has determined that the current reverse interest rate swap agreements, designated as fair value hedges, qualify for treatment under the short-cut method of measuring effectiveness. Under the provisions of SFAS 133, these hedges are determined to be perfectly effective and there is no requirement to periodically evaluate effectiveness.
Cintas entered into two lock agreements as part of the Omni acquisition in fiscal 2002. The amortization of the cash flow hedge, pertaining to these lock agreements, resulted in a credit to other comprehensive income of $73 for the three months ended August 31, 2005. The reverse interest rate swap agreements are fair value hedges that convert $225 million of fixed rate debt to a floating rate. These agreements expire in 2007 and allow Cintas to receive an effective interest rate of 5.13% and pay an interest rate based on LIBOR. Because these fair value hedges are 100% effective, the net $500 unfavorable change in the fair value of these hedges for the three months ended August 31, 2005, was directly offset by a decrease in the fair value of the debt, reflecting increased floating interest rates over the prior fiscal year. (See Note 10 entitled Subsequent Events.)
Cintas has certain significant covenants related to debt agreements. These covenants limit Cintas’ ability to incur certain liens, to engage in sale-leaseback transactions and to merge, consolidate or sell all or substantially all of Cintas’ assets. These covenants also require Cintas to maintain certain debt to capitalization and interest coverage ratios. Cross default provisions exist between certain debt instruments. Cintas is in compliance with all of the significant debt covenants for all periods presented. Were a default of a significant covenant to occur, the default could result in an acceleration of indebtedness, impair liquidity and limit the ability to raise future capital. Cintas’ debt, net of cash and marketable securities, is $260 million. For the three months ended August 31, 2005, net cash provided by operating activities was $47 million. Capital expenditures were approximately $36 million for the same period.

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)
6. Stock-Based Compensation
Cintas follows the disclosure requirements of FASB Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, but continues to apply Accounting Principles Board Opinion No. 25 as the method used to account for stock-based employee compensation arrangements. See Note 2 entitled New Accounting Standard regarding a new accounting standard for share-based payments, which Cintas will adopt no later than the first quarter of fiscal 2007. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended
	August 31,
	2005	2004
Net income, as reported	$79,535	$72,666

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,113	2,056

Pro forma net income	$78,422	$70,610

Earnings per share:
Basic — as reported	$.47	$.42

Basic — pro forma	$.46	$.41

Diluted — as reported	$.47	$.42

Diluted — pro forma	$.46	$.41

During the third quarter of fiscal 2005, Cintas vested certain employee stock options whose exercise price was greater than current market value.
7. Comprehensive Income
Total comprehensive income represents the net change in shareholders’ equity during a period from sources other than transactions with shareholders and, as such, includes net earnings. For Cintas, the only components of total comprehensive income are the change in cumulative foreign currency translation adjustments and the change in the fair value of the forecasted cash flows associated with a derivative accounted for as a cash flow hedge. The components of comprehensive income for the three month periods ended August 31, 2005 and August 31, 2004 are as follows:

	Three Months Ended
	August 31,
	2005	2004
Net income	$79,535	$72,666

Other comprehensive income:
Foreign currency translation adjustment	8,150	4,090
Net unrealized income on cash flow hedges	73	73

Comprehensive income	$87,758	$76,829

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

		Other
	Rentals	Services	Corporate	Total
As of and for the three months ended August 31, 2005
Revenue	$628,008	$195,467	$—	$823,475

Income (loss) before income taxes	$116,008	$16,043	$(5,634)	$126,417

Total assets	$2,273,375	$511,604	$257,747	$3,042,726

As of and for the three months ended August 31, 2004
Revenue	$581,659	$164,297	$—	$745,956

Income (loss) before income taxes	$106,957	$13,072	$(4,711)	$115,318

Total assets	$2,207,850	$375,187	$263,977	$2,847,014

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
Cintas is a defendant in a purported class action lawsuit, Paul Veliz, et al., v. Cintas Corporation, filed on March 19, 2003, in the United States District Court, Northern District of California, Oakland Division, alleging that Cintas violated certain federal and state wage and hour laws applicable to its service sales representatives, whom Cintas considers exempt employees, and asserting additional related ERISA claims. On August 23, 2005, an amended complaint was filed alleging additional state law wage and hour claims under the following state laws: Arkansas, Kansas, Maine, Massachusetts, Minnesota, New Mexico, Ohio, Oregon, Pennsylvania, Rhode Island, Washington and West Virginia. The plaintiffs are seeking unspecified monetary damages, injunctive relief or both. Cintas denies these claims and is defending the plaintiffs’ allegations. The court ordered arbitration for all potential plaintiffs except for those that fall into one of four narrowly defined exceptions. As a result, Cintas believes that a majority of the potential plaintiffs will be required to arbitrate their claims. No determination has been made by the court or an arbitrator regarding class certification. There can be no assurance as to whether a class will

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)
be certified or, if a class is certified, as to the geographic or other scope of such class. If a court or arbitrator certifies a class in this action and there is an adverse verdict on the merits, or in the event of a negotiated settlement of the action, the resulting liability and/or any increased costs of operations on an ongoing basis could be material to Cintas. Any estimated liability relating to this lawsuit is not determinable at this time.
Cintas is also a defendant in a purported class action lawsuit, Robert Ramirez, et al., v. Cintas Corporation, filed on January 20, 2004, and pending in the United States District Court, Northern District of California, San Francisco Division. The case was brought on behalf of all past and present female, African-American and Hispanic employees of Cintas and its subsidiaries. The complaint alleges that Cintas has engaged in a pattern and practice of discriminating against women and minorities in recruitment, hiring, promotions, transfers, job assignments and pay. The complaint seeks injunctive relief, compensatory damages, punitive damages and attorney’s fees, among other things. Cintas denies these claims and is defending the plaintiffs’ allegations. The court ordered arbitration as to three of the ten named plaintiffs. On April 27, 2005, the United States Equal Employment Opportunity Commission (EEOC) filed a motion to intervene in order to participate in this lawsuit. No filings or determination has been made in regard to the lawsuit as to class certification. There can be no assurance as to whether a class will be certified or, if a class is certified, as to the geographic or other scope of such class. Several related proceedings with similar allegations and seeking similar relief damages and fees are pending, including an EEOC charge filed on April 17, 2000, by Mirna Serrano with the EEOC Detroit District office on behalf of female service sales representative job applicants at all Cintas locations in Michigan, a class action lawsuit, Mirna E. Serrano, et al., v. Cintas Corporation, filed on May 10, 2004, in the United States District Court for the Eastern District of Michigan, Southern Division on behalf of the same female service sales representative job applicants in the EEOC charge. On September 6, 2005, a Magistrate Judge granted Plaintiffs’ motion for leave to file a second amended complaint to expand the claim to a nationwide class. The EEOC’s processing of the administrative action filed on December 15, 2004, by James Morgan with the EEOC Washington, D.C. office and the California Department of Fair Employment and Housing alleging racial discrimination in compensation and training opportunities was terminated on July 15, 2005, and a right to sue letter was issued. On August 3, 2005, Morgan joined the Ramirez lawsuit. In addition, a class action lawsuit, Larry Houston, et al., v. Cintas Corporation, was filed on August 3, 2005, in the United States District Court for the Northern District of California on behalf of African-American managers alleging racial discrimination. If there is an adverse verdict or a negotiated settlement of these actions, the resulting liability and/or any increased costs of operations on an ongoing basis could be material to Cintas. Any estimated liability relating to these proceedings is not determinable at this time.
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
During fiscal 2001, the State of Connecticut filed suit against Cintas in the Superior Court District of Hartford alleging various violations of state environmental laws and alleging that Cintas violated certain wastewater discharge and hazardous waste violations. This suit was settled in August, 2005, for approximately $350 thousand. The reserve that had been established for this liability offset this charge.
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
10. Subsequent Events
In the first quarter of fiscal 2006, Cintas continued its stock repurchase program that the Board of Directors had authorized and announced in May 2005. Subsequent to August 31, 2005, Cintas purchased approximately 285,000 additional shares of Cintas stock at an average price of $41.31 per share for a total purchase price of approximately $12 million. From the inception of the stock repurchase program through September 30, 2005, Cintas has purchased approximately 4.4 million shares of Cintas stock at an average price of $39.53 per share for a total purchase price of approximately $172 million. The Board did not specify an expiration date for this program.
In addition, given the current interest rate environment, Cintas terminated its reverse interest rate swap agreements on September 1, 2005, thereby converting $225 million in long-term debt back to fixed rate debt with an effective interest rate of 5.13%.

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)
11. Supplemental Guarantor Information
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
Condensed consolidating financial statements for Cintas, Corp. 2, the subsidiary guarantors and non-guarantors are presented below:

CONDENSED CONSOLIDATING INCOME STATEMENT
THREE MONTHS ENDED AUGUST 31, 2005

						Cintas
	Cintas		Subsidiary			Corporation
	Corporation	Corp. 2	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenue:
Rentals	$—	$461,948	$130,007	$36,179	$(126)	$628,008
Other services	—	296,571	98,956	13,053	(213,113)	195,467
Equity in net income of affiliates	79,535	—	—	—	(79,535)	—

	79,535	758,519	228,963	49,232	(292,774)	823,475

Costs and expenses (income):
Cost of rentals	—	285,787	75,683	21,306	(43,351)	339,425
Cost of other services	—	223,756	69,570	8,410	(173,174)	128,562
Selling and administrative expenses	—	222,205	(10,127)	12,063	(704)	223,437
Interest income	—	(1,335)	(91)	(276)	—	(1,702)
Interest expense	—	7,314	(1,007)	1,029	—	7,336

	—	737,727	134,028	42,532	(217,229)	697,058

Income before income taxes	79,535	20,792	94,935	6,700	(75,545)	126,417
Income taxes	—	8,016	36,599	2,267	—	46,882

Net income	$79,535	$12,776	$58,336	$4,433	$(75,545)	$79,535

CONDENSED CONSOLIDATING INCOME STATEMENT
THREE MONTHS ENDED AUGUST 31, 2004

						Cintas
	Cintas		Subsidiary			Corporation
	Corporation	Corp. 2	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenue:
Rentals	$—	$432,791	$117,959	$30,980	$(71)	$581,659
Other services	—	177,673	78,324	7,272	(98,972)	164,297
Equity in net income of affiliates	72,666	—	—	—	(72,666)	—

	72,666	610,464	196,283	38,252	(171,709)	745,956

Costs and expenses (income):
Cost of rentals	—	263,439	70,852	17,993	(34,530)	317,754
Cost of other services	—	136,561	38,343	4,371	(69,911)	109,364
Selling and administrative expenses	—	185,687	(3,987)	8,172	8,937	198,809
Interest income	—	(939)	(3)	(180)	—	(1,122)
Interest expense	—	5,691	(799)	941	—	5,833

	—	590,439	104,406	31,297	(95,504)	630,638

Income before income taxes	72,666	20,025	91,877	6,955	(76,205)	115,318
Income taxes	—	7,270	33,353	2,029	—	42,652

Net income	$72,666	$12,755	$58,524	$4,926	$(76,205)	$72,666

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF AUGUST 31, 2005

						Cintas
	Cintas		Subsidiary			Corporation
	Corporation	Corp. 2	Guarantors	Non-Guarantors	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$—	$18,818	$7,145	$17,474	$—	$43,437
Marketable securities	—	182,702	—	31,608	—	214,310
Accounts receivable, net	—	240,959	96,999	11,286	(11,314)	337,930
Inventories, net	—	201,778	23,639	8,578	(11,965)	222,030
Uniforms and other rental items in service	—	251,388	76,463	17,235	(36,318)	308,768
Prepaid expenses	—	7,386	2,275	371	—	10,032

Total current assets	—	903,031	206,521	86,552	(59,597)	1,136,507

Property and equipment, at cost, net	—	597,444	182,390	43,844	—	823,678

Goodwill	—	146,276	737,907	19,173	—	903,356
Service contracts, net	—	93,258	43,334	7,832	—	144,424
Other assets, net	1,607,175	39,573	930,099	178,875	(2,720,961)	34,761

	$1,607,175	$1,779,582	$2,100,251	$336,276	$(2,780,558)	$3,042,726

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$(465,247)	$7,633	$492,520	$(7,138)	$38,013	$65,781
Accrued compensation and related liabilities	—	25,842	9,706	1,893	—	37,441
Accrued liabilities	—	178,558	(85,936)	4,906	(45)	97,483
Income taxes:
Current	—	4,986	33,028	280	(29)	38,265
Deferred	—	—	58,050	1,320	—	59,370
Long-term debt due within one year	—	6,601	829	—	(172)	7,258

Total current liabilities	(465,247)	223,620	508,197	1,261	37,767	305,598

Long-term debt due after one year	—	517,031	(55,870)	83,297	(33,886)	510,572
Deferred income taxes	—	10,222	118,857	4,656	—	133,735
Total shareholders’ equity	2,072,422	1,028,709	1,529,067	247,062	(2,784,439)	2,092,821

	$1,607,175	$1,779,582	$2,100,251	$336,276	$(2,780,558)	$3,042,726

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MAY 31, 2005

						Cintas
	Cintas		Subsidiary			Corporation
	Corporation	Corp. 2	Guarantors	Non-Guarantors	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$—	$13,259	$12,570	$17,367	$—	$43,196
Marketable securities	—	226,658	—	39,574	—	266,232
Accounts receivable, net	—	237,152	93,109	9,025	(12,390)	326,896
Inventories, net	—	199,236	24,120	9,087	(16,031)	216,412
Uniforms and other rental items in service	—	250,222	74,887	16,584	(36,243)	305,450
Prepaid expenses	—	5,781	1,989	588	—	8,358

Total current assets	—	932,308	206,675	92,225	(64,664)	1,166,544

Property and equipment, at cost, net	—	599,757	176,648	40,793	—	817,198

Goodwill	—	140,405	734,113	15,020	—	889,538
Service contracts, net	—	95,560	43,727	7,309	—	146,596
Other assets, net	1,626,712	44,757	829,890	164,544	(2,626,035)	39,868

	$1,626,712	$1,812,787	$1,991,053	$319,891	$(2,690,699)	$3,059,744

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$(465,247)	$91,255	$402,657	$2,618	$38,013	$69,296
Accrued compensation and related liabilities	—	28,287	8,523	1,900	—	38,710
Accrued liabilities	—	191,123	(28,212)	4,479	(962)	166,428
Income taxes:
Current	—	(640)	32,232	1,301	(29)	32,864
Deferred	—	—	40,635	1,248	—	41,883
Long-term debt due within one year	—	6,588	871	—	(159)	7,300

Total current liabilities	(465,247)	316,613	456,706	11,546	36,863	356,481

Long-term debt due after one year	—	471,750	(52,413)	78,778	(32,824)	465,291
Deferred income taxes	—	10,222	119,212	4,403	—	133,837
Total shareholders’ equity	2,091,959	1,014,202	1,467,548	225,164	(2,694,738)	2,104,135

	$1,626,712	$1,812,787	$1,991,053	$319,891	$(2,690,699)	$3,059,744

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED AUGUST 31, 2005

						Cintas
	Cintas		Subsidiary	Non-		Corporation
	Corporation	Corp. 2	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$79,535	$12,776	$58,336	$4,433	$(75,545)	$79,535
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	—	18,978	10,108	1,493	—	30,579
Amortization of deferred charges	—	4,494	2,596	684	—	7,774
Deferred income taxes	—	—	17,060	325	—	17,385
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable	—	(4,119)	(3,802)	(2,261)	(1,076)	(11,258)
Inventories	—	(2,542)	489	509	(4,066)	(5,610)
Uniforms and other rental items in service	—	(1,166)	(1,576)	(651)	75	(3,318)
Prepaid expenses	—	(1,605)	(276)	217	—	(1,664)
Accounts payable	—	(81,965)	88,206	(9,770)	—	(3,529)
Accrued compensation and related liabilities	—	(2,445)	1,183	(7)	—	(1,269)
Accrued liabilities	—	(12,433)	(55,748)	268	917	(66,996)
Income taxes payable	—	5,626	796	(1,021)	—	5,401

Net cash provided by (used in) operating activities	79,535	(64,401)	117,372	(5,781)	(79,695)	47,030

Cash flows from investing activities:
Capital expenditures	—	(16,756)	(15,119)	(4,269)	—	(36,144)
Proceeds from sale or redemption of marketable securities	—	44,253	—	9,794	—	54,047
Purchase of marketable securities	—	(297)	—	(1,828)	—	(2,125)
Acquisitions of businesses, net of cash acquired	—	(7,774)	(8,625)	(4,569)	—	(20,968)
Other	19,537	4,642	(95,552)	(5,910)	80,770	3,487

Net cash provided by (used in) investing activities	19,537	24,068	(119,296)	(6,782)	80,770	(1,703)

Cash flows from financing activities:
Proceeds from issuance of debt	—	46,000	—	—	—	46,000
Repayment of debt	—	(181)	(3,501)	4,520	(1,075)	(237)
Stock options exercised	2,996	—	—	—	—	2,996
Repurchase of common stock	(102,257)	—	—	—	—	(102,257)
Other	189	73	—	8,150	—	8,412

Net cash (used in) provided by financing activities	(99,072)	45,892	(3,501)	12,670	(1,075)	(45,086)

Net increase (decrease) in cash and cash equivalents	—	5,559	(5,425)	107	—	241
Cash and cash equivalents at beginning of period	—	13,259	12,570	17,367	—	43,196

Cash and cash equivalents at end of period	$—	$18,818	$7,145	$17,474	$—	$43,437

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED AUGUST 31, 2004

						Cintas
	Cintas		Subsidiary	Non-		Corporation
	Corporation	Corp. 2	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$72,666	$12,755	$58,524	$4,926	$(76,205)	$72,666
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	—	18,838	9,426	1,435	—	29,699
Amortization of deferred charges	—	4,439	1,738	552	—	6,729
Deferred income taxes	—	—	21,632	183	—	21,815
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable	—	(1,896)	(1,456)	(335)	(1,089)	(4,776)
Inventories	—	(5,626)	57	(1,124)	5,145	(1,548)
Uniforms and other rental items in service	—	(645)	(1,634)	317	(1,605)	(3,567)
Prepaid expenses	—	(4,173)	(7)	(755)	—	(4,935)
Accounts payable	—	4,921	(5,461)	2,415	—	1,875
Accrued compensation and related liabilities	—	(1,538)	648	(382)	—	(1,272)
Accrued liabilities	—	(3,276)	(65,197)	123	930	(67,420)
Income taxes payable	—	5,206	(2,174)	537	—	3,569

Net cash provided by (used in) operating activities	72,666	29,005	16,096	7,892	(72,824)	52,835

Cash flows from investing activities:
Capital expenditures	—	(23,547)	(9,539)	(2,250)	—	(35,336)
Proceeds from sale or redemption of marketable securities	—	9,240	—	—	—	9,240
Purchase of marketable securities	—	(19,600)	—	(4,704)	—	(24,304)
Acquisitions of businesses, net of cash acquired	—	(4,509)	(10,065)	—	—	(14,574)
Other	(74,233)	348	5,323	(3,680)	73,425	1,183

Net cash (used in) provided by investing activities	(74,233)	(38,068)	(14,281)	(10,634)	73,425	(63,791)

Cash flows from financing activities:
Repayment of debt	—	(179)	(2,187)	2,785	(601)	(182)
Stock options exercised	1,514	—	—	—	—	1,514
Other	53	73	—	4,090	—	4,216

Net cash provided by (used in) financing activities	1,567	(106)	(2,187)	6,875	(601)	5,548

Net (decrease) increase in cash and cash equivalents	—	(9,169)	(372)	4,133	—	(5,408)
Cash and cash equivalents at beginning of period	—	56,455	8,057	22,845	—	87,357

Cash and cash equivalents at end of period	$—	$47,286	$7,685	$26,978	$—	$81,949

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
To pursue this strategy, we focus on the development of a highly talented and diverse team of employees (who we call partners) — a team that is properly trained and motivated to service our customers. We support our partners’ service efforts by providing superior products with distinct competitive advantages and we embrace technological advances.
Continuous cost containment and product and process innovation are considered hallmarks of our organization. In order to sustain these efforts, we have implemented a Six Sigma effort within Cintas. Six Sigma is an analytical process that assists companies in improving quality and customer satisfaction while reducing cycle time and operating costs. We are pleased with our progress in this endeavor and are optimistic about the improved efficiencies that this process will continue to yield to Cintas.
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

Three Months Ended August 2005 Compared to Three Months Ended August 2004
Revenue, Expenses and Income
Revenue Comparison
Total revenue increased 10.4% for the three months ended August 31, 2005, over the same period in fiscal 2005. Internal growth for this period was 8.4%. The remaining 2.0% represents external growth derived mainly through the acquisitions of first aid, safety and fire protection businesses and document management businesses within our Other Services segment.
Net Rentals revenue increased 8.0% for the three months ended August 31, 2005, over the same period in the prior fiscal year. Rentals operating segment internal growth for the first quarter of fiscal 2006 was 7.5% as compared to the three months ended August 31, 2004. This increase is primarily due to the sale of new rental programs to customers, offset by lost business. Cintas estimates that hurricane Katrina reduced this internal growth of 7.5% by approximately 0.2%.
Other Services revenue increased 19.0% for the three months ended August 31, 2005, over the same period in the prior year. Other Services operating segment internal growth for the first quarter of fiscal 2006 was 11.4% as compared to the three months ended August 31, 2004. This internal growth was generated primarily through the increased direct sale of uniforms to national customers and increased sales of first aid and safety products and services and document management services to customers. External growth of 7.6% was generated through a combination of acquisitions of first aid, safety and fire protection businesses and document management businesses.
Expense Comparison
Cost of rentals consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other rental items. Cost of rentals increased 6.8% for the three months ended August 31, 2005, as compared to the three months ended August 31, 2004, which corresponds to the growth in Rentals revenue. Energy costs were approximately $21 million for the three months ended August 31, 2005, versus approximately $17.5 million for the same period in the prior year, a 20% increase. Various operational efficiencies offset this increase, which provided a decrease in cost of rentals as a percent to Rentals revenue from 54.6% for the three months ended August 31, 2004, to 54.0% for the three months ended August 31, 2005.
Cost of other services consists primarily of cost of goods sold (predominantly uniforms and first aid products), delivery expenses and distribution expenses. Cost of other services increased 17.6% for the three months ended August 31, 2005, as compared to the three months ended August 31, 2004. This increase was mainly due to increased sales in this segment. Gross margin within this segment will fluctuate depending on the type of product or service sold, as products which require additional services generate higher gross margins. Generally, the gross margin for Other Services is in the 30% to 35% range. The current quarter’s gross margin is 34.2%, which is at the upper end of that general range, mainly due to product mix.
Selling and administrative expenses increased 12.4% for the three months ended August 31, 2005, as compared to the three months ended August 31, 2004. Selling and administrative expenses increased mainly due to higher selling expenses. In order to accelerate revenue growth, we continue to increase our sales force, marketing plans and sales promotions. These measures combined to increase our selling costs by approximately $6 million over the prior year. Selling expenses were consistent quarter to quarter on a percent to sales basis. The cost of providing medical benefits to our employees increased $5 million, representing a 22.5% increase over the prior year. In addition, administrative expenses increased by $4 million as a result of an increase in the bad debt reserve and an increase in professional services relating to the outsourcing of certain human resource functions.

We anticipate a continued rise in energy and labor-related costs. Recent increases in fuel costs will continue to negatively impact our operating results in coming quarters, except to the extent we are able to offset such costs with price increases and increased operating efficiencies. We are assessing the impact of hurricanes Katrina and Rita on our operations. While physical damage to our facilities appears, at this point, to be minimal, the impact on our employee-partners and customers in the affected areas continues to be a major concern to Cintas. We are assisting our employee-partners at our operations in New Orleans and Gulfport through salary continuation and other financial assistance. The ultimate cost of this assistance, combined with lower business volume at the affected operations, will have an impact on our results. We are also evaluating our insurance coverage and related claims in association with these events.
Net interest expense (interest expense less interest income) was $5.6 million for the three months ended August 31, 2005, compared to $4.7 million for the same period in the prior fiscal year. This increase in net interest expense is due to increased borrowing to fund the stock repurchase program.
Cintas’ effective tax rate increased slightly to 37.1% for the three months ended August 31, 2005 as compared to 37.0% for the three months ended August 31, 2004. This increase is due to changes in state tax laws.
Income Comparison
Net income increased 9.5% for the three months ended August 31, 2005, over the same period in fiscal 2005, primarily due to revenue growth. Diluted earnings per share increased 11.9% for the three months ended August 31, 2005, over the same period in the prior fiscal year.
Financial Condition
At August 31, 2005, there was $258 million in cash, cash equivalents and marketable securities, a decrease of $52 million from May 31, 2005. This decrease was primarily due to prefunding of employee medical costs and the continued repurchasing of our company stock, as discussed below. Capital expenditures were approximately $36 million for the three months ended August 31, 2005. We expect capital expenditures for the year to be between $140 and $160 million. Cash, cash equivalents and marketable securities will be used to finance future acquisitions, capital expenditures, expansion and additional repurchases under the stock repurchase program as detailed below. We believe that our current cash position, funds generated from operations and the strength of our banking relationships are sufficient to meet our anticipated operational and capital requirements.
Net property and equipment increased by $6 million from May 31, 2005 to August 31, 2005, due to continued investment in rental facilities and equipment. At the end of the first quarter of fiscal 2006, Cintas had three uniform rental facilities in various stages of construction.
In the first quarter of fiscal 2006, Cintas continued its stock repurchase program that the Board of Directors had authorized and announced in May 2005. For the three months ended August 31, 2005, Cintas purchased approximately 2.6 million shares of Cintas stock at an average price of $39.27 per share for a total purchase price of approximately $102 million. From the inception of the stock repurchase program through September 30, 2005, Cintas has purchased approximately 4.4 million shares of Cintas stock at an average price of $39.53 per share for a total purchase price of approximately $172 million. The Board did not specify an expiration date for this program.
Also during the first quarter of fiscal 2006, Cintas borrowed $46 million under the $300 million commercial paper program for short-term cash requirements. This financing decision was made in order to allow certain marketable securities to reach maturity rather than Cintas incurring a penalty for early redemption.

Following is information regarding Cintas’ long-term contractual obligations and other commitments outstanding as of August 31, 2005. Subsequent to August 31, 2005, Cintas terminated its reverse interest rate swap agreements on September 1, 2005, thereby converting $225 million in long-term debt back to fixed rate debt with an effective interest rate of 5.13%. This conversion has not been reflected in the table below, as this information is based on long-term contractual obligations and other commitments outstanding as of August 31, 2005. See Note 10 entitled Subsequent Events of “Notes to Consolidated Condensed Financial Statements”.

(In thousands)	Payments Due by Period
			Two to
		One year	three	Four to	After five
Long-term contractual obligations	Total	or less	years	five years	Years

Long-term debt (1)	$515,017	$6,688	$277,501	$880	$229,948
Capital lease obligations (2)	2,813	570	1,225	538	480
Operating leases (3)	56,910	17,615	24,167	9,234	5,894
Interest payments (4)	120,270	28,409	39,427	27,657	24,777
Interest swap agreements (5)	(1,683)	(399)	(1,284)	—	—
Unconditional purchase obligations	—	—	—	—	—

Total contractual cash obligations	$693,327	$52,883	$341,036	$38,309	$261,099

Cintas also makes payments to defined contribution plans. The amounts of contributions made to the plans are made at the discretion of Cintas. Future contributions are assumed to increase 15% annually. Assuming this 15% increase, payments due in one year or less would be $29,092, two to three years would be $71,929 and four to five years would be $95,126. Payments for years thereafter are assumed to continue increasing by 15% each year.

(1)	Long-term debt primarily consists of $450,000 in long-term notes related to the Omni acquisition.

(2)	Capital lease obligations are classified as long-term debt on the balance sheet.

(3)	Operating leases consist primarily of building leases and synthetic leases on two corporate jets.

(4)	Interest payments include interest on both fixed and variable rate debt. Rates have been assumed to increase 75 basis points for the remainder of fiscal 2006, an additional 75 basis points in fiscal 2007 and then remain constant in future years. Subsequent to the termination of the reverse interest rate swap agreements (as discussed above and in Note 10 entitled Subsequent Events of “Notes to Consolidated Condensed Financial Statements”), total interest payments are now as follows: $116,904 in total; $27,611 due in one year or less; $36,859 due in two to three years; $27,657 due in four to five years; and $24,777 due after five years.

(5)	Reference Note 5 entitled Debt, Derivatives and Hedging Activities of “Notes to Consolidated Condensed Financial Statements” for a detailed discussion of interest swap agreements. Subsequent to the termination of the reverse interest rate swap agreements (as discussed above and in Note 10 entitled Subsequent Events of “Notes to Consolidated Condensed Financial Statements”), total interest payments now and in the future will be $0.

(In thousands)	Amount of Commitment Expiration Per Period
			Two to
		One year	three	Four to	After five
Other commercial commitments	Total	or less	years	five years	Years

Lines of credit (1)	$300,000	$—	$—	$300,000	$—
Standby letter of credit (2)	60,163	60,163	—	—	—
Guarantees	—	—	—	—	—
Standby repurchase obligations	—	—	—	—	—
Other commercial commitments	—	—	—	—	—

Total commercial commitments	$360,163	$60,163	$—	$300,000	$—

(1)	Back-up facility for the commercial paper program.

(2)	Support certain outstanding debt and self-insured workers’ compensation and general liability insurance programs.

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
Cintas is a defendant in a purported class action lawsuit, Paul Veliz, et al., v. Cintas Corporation, filed on March 19, 2003, in the United States District Court, Northern District of California, Oakland Division, alleging that Cintas violated certain federal and state wage and hour laws applicable to its service sales representatives, whom Cintas considers exempt employees, and asserting additional related ERISA claims. On August 23, 2005, an amended complaint was filed alleging additional state law wage and hour claims under the following state laws: Arkansas, Kansas, Maine, Massachusetts, Minnesota, New Mexico, Ohio, Oregon, Pennsylvania, Rhode Island, Washington and West Virginia. The plaintiffs are seeking unspecified monetary damages, injunctive relief or both. Cintas denies these claims and is defending the plaintiffs’ allegations. The court ordered arbitration for all potential plaintiffs except for those that fall into one of four narrowly defined exceptions. As a result, Cintas believes that a majority of the potential plaintiffs will be required to arbitrate their claims. No determination has been made by the court or an arbitrator regarding class certification. There can be no assurance as to whether a class will be certified or, if a class is certified, as to the geographic or other scope of such class. If a court or arbitrator certifies a class in this action and there is an adverse verdict on the merits, or in the event of a negotiated settlement of the action, the resulting liability and/or any increased costs of operations on an ongoing basis could be material to Cintas. Any estimated liability relating to this lawsuit is not determinable at this time.
Cintas is also a defendant in a purported class action lawsuit, Robert Ramirez, et al., v. Cintas Corporation, filed on January 20, 2004, and pending in the United States District Court, Northern District of California, San Francisco Division. The case was brought on behalf of all past and present female, African-American and Hispanic employees of Cintas and its subsidiaries. The complaint alleges that Cintas has engaged in a pattern and practice of discriminating against women and minorities in recruitment, hiring, promotions, transfers, job assignments and pay. The complaint seeks injunctive relief, compensatory damages, punitive damages and attorney’s fees, among other things. Cintas denies these claims and is defending the plaintiffs’ allegations. The court ordered arbitration as to three of the ten named plaintiffs. On April 27, 2005, the United States Equal Employment Opportunity Commission (EEOC) filed a motion to intervene in order to participate in this lawsuit. No filings or determination has been made in regard to the lawsuit as to class certification. There can be no assurance as to whether a class will be certified or, if a class is certified, as to the geographic or other scope of such class. Several related proceedings with similar allegations and seeking similar relief damages and fees are pending, including an EEOC charge filed on April 17, 2000, by Mirna Serrano with the EEOC Detroit District office on behalf of female service sales representative job applicants at all Cintas locations in Michigan, a class action lawsuit, Mirna E. Serrano, et al., v. Cintas Corporation, filed on May 10, 2004, in the United States District Court for the Eastern District of Michigan, Southern Division on behalf of the same female service sales representative job applicants in the EEOC charge. On September 6, 2005, a Magistrate Judge granted Plaintiffs’ motion for leave to file a second amended complaint to expand the claim to a nationwide class. The EEOC’s processing of the administrative action filed on December 15, 2004, by James Morgan with the EEOC Washington, D.C. office and the California Department of Fair Employment and Housing alleging racial discrimination in compensation and training opportunities was terminated on July 15, 2005 and a right to sue letter was issued. On August 3, 2005, Morgan joined the Ramirez lawsuit. In addition, a class action lawsuit, Larry Houston, et al., v. Cintas Corporation, was filed on August 3, 2005, in the United States District Court for the Northern District of California on behalf of African-American managers alleging racial discrimination. If there is an adverse verdict or a negotiated settlement of these actions, the resulting liability and/or any increased costs of operations on an ongoing basis could be material to Cintas. Any estimated liability relating to these proceedings is not determinable at this time.
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
During fiscal 2001, the State of Connecticut filed suit against Cintas in the Superior Court District of Hartford alleging various violations of state environmental laws and alleging that Cintas violated certain wastewater discharge and hazardous waste violations. This suit was settled in August, 2005, for approximately $350 thousand. The reserve that had been established for this liability offset this charge.
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

Outlook
As we look forward in fiscal 2006, our outlook remains positive, but guarded. As the economy has strengthened and employment rates have improved, our total internal growth rate has also continued to improve. Based on our marketing data, we have a relatively low 7% market share of a $42.5 billion estimated potential market. As such, we see upside potential for all of our business units. The effects of hurricanes Katrina and Rita on the gulf coast regions of the country, as well as increased fuel costs, will have a downward impact on our results. Although difficult to predict, we anticipate continued growth in all of our business units. Overall performance will be largely driven by external market conditions.
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
ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
In our normal operations, Cintas has market risk exposure to interest rates. This market risk exposure to interest rates has been previously disclosed on page 64 of our most recent annual report. The exposure to variable interest rates has been mitigated through the termination of the interest rate swap agreements on September 1, 2005.
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

ITEM 4.
CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
With the participation of Cintas’ management, including Cintas’ Chief Executive Officer and President, Chief Financial Officer, General Counsel and Controllers, Cintas has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of August 31, 2005. Based on such evaluation, Cintas’ management, including Cintas’ Chief Executive Officer and President, Chief Financial Officer, General Counsel and Controllers, have concluded that Cintas’ disclosure controls and procedures were effective in ensuring (i) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is accumulated and communicated to Cintas’ management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Internal Control over Financial Reporting
There were no changes in Cintas’ internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended August 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. See “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” on pages 53 and 54 of our most recent annual report.
Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements. Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “could,” “should,” “may” and “will” or the negative versions thereof and similar expressions and by the context in which they are used. Such statements are based upon current expectations of Cintas and speak only as of the date made. These statements are subject to various risks, uncertainties and other factors that could cause actual results to differ from those set forth in or implied by this Annual Report. Factors that might cause such a difference include, but are not limited to, the possibility of greater than anticipated operating costs including fuel costs, lower sales volumes, the performance and costs of integration of acquisitions, fluctuations in costs of materials and labor including increased medical costs, costs and possible effects of union organizing activities, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, the cost, results and ongoing assessment of internal controls for financial reporting required by the Sarbanes-Oxley Act of 2002, the initiation or outcome of litigation, higher assumed sourcing or distribution costs of products, the disruption of operations from catastrophic events, changes in federal and state tax laws and the reactions of competitors in terms of price and service. Cintas undertakes no obligation to update any forward-looking statements to reflect the events or circumstances arising after the date on which they are made.

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
Wage and Hour Litigation: Paul Veliz, et al., v. Cintas Corporation, United States District Court, Northern District of California, Oakland Division, March 19, 2003. On August 23, 2005, an amended complaint was filed alleging additional state law wage and hour claims under the following state laws: Arkansas, Kansas, Maine, Massachusetts, Minnesota, New Mexico, Ohio, Oregon, Pennsylvania, Rhode Island, Washington and West Virginia.
Race and Gender Litigation and Related Charges: Robert Ramirez, et al., v. Cintas Corporation, United States District Court, Northern District of California, San Francisco Division, January 20, 2004; Mirna E. Serrano, et al., v. Cintas Corporation, United States District Court for the Eastern District of Michigan, Southern Division, May 10, 2004; Larry Houston, et al., v. Cintas Corporation, United States District Court for the Northern District of California, August 3, 2005; EEOC charge filed by Mirna Serrano on April 17, 2000 with the EEOC Detroit District; EEOC charge filed by an EEOC Commissioner on November 30, 2004 with the EEOC Systemic Litigation Unit; EEOC charge filed by Jennifer Fargo on January 24, 2005 with the Augusta Human Relations Commission and the EEOC Detroit District; EEOC charge filed by Clifton Cooper on March 23, 2005 with the EEOC Systemic Litigation Unit; EEOC charge filed by Lorelei Reynolds on March 28, 2005 with the EEOC Birmingham District; EEOC charge filed by Melissa Schulz on April 25, 2005 with the EEOC Systemic Litigation Unit and the Oregon Bureau of Labor and Industries, Civil Rights Division; EEOC charge filed by Anthony Jones on May 6, 2005 with the EEOC Systemic Litigation Unit and EEOC charge filed by Mattie Cooper on June 10, 2005 with the EEOC Systemic Litigation Unit. A previously disclosed EEOC charge filed by James Morgan on December 15, 2004, with the EEOC Washington, D.C. office and the California Department of Fair Employment and Housing was terminated on July 15, 2005, and a right to sue letter was issued. On August 3, 2005, Morgan joined the Ramirez lawsuit.
Breach of Fiduciary Duties: J. Lester Alexander, III vs. Cintas Corp., et al., United States Bankruptcy Court for the Middle District of Alabama, Eastern Division, October 25, 2004.
II. Environmental Matters: Item 103 of SEC Regulation S-K requires disclosure of certain environmental matters. The following matters are disclosed in accordance with that requirement:
During fiscal 2001, the State of Connecticut filed suit against Cintas in the Superior Court District of Hartford alleging various violations of state environmental laws and alleging that Cintas violated certain wastewater discharge and hazardous waste violations. This suit was settled in August, 2005, for approximately $350,000. The reserve that had been established for this liability offset this charge.

Item 2(c). Issuer Purchases of Equity Securities
On May 2, 2005, Cintas announced that the Board of Directors authorized a $500 million stock repurchase program at market prices. The Board did not specify an expiration date for this program.

				Maximum
			Total number of	approximate dollar
			shares purchased	value of shares that
	Total number	Average	as part of the	may yet be
	of shares	price paid	publicly announced	purchased under
Period	purchased	per share	plan	the plan

June 2005	1,725,800	$39.33	1,725,800	$373,912,821
July 2005	730,529	$38.59	730,529	$345,719,798
August 2005	147,300	$41.95	147,300	$339,540,144

Total	2,603,629	$39.27	2,603,629	$339,540,144

In the first quarter of fiscal 2006, Cintas continued its stock repurchase program that the Board of Directors had authorized and announced in May 2005. For the three months ended August 31, 2005, Cintas purchased approximately 2.6 million shares of Cintas stock at an average price of $39.27 per share for a total purchase price of approximately $102 million. Subsequent to August 31, 2005, Cintas has purchased an additional 288,400 shares of Cintas stock at an average price of $41.31 per share for a purchase price of approximately $12 million. As such, from the inception of the stock repurchase program through September 30, 2005, Cintas has purchased a total of approximately 4.4 million shares of Cintas stock at an average price of $39.53 per share for a total purchase price of approximately $172 million. The maximum approximate dollar value of shares that may yet be purchased under the plan as of September 30, 2005, is $327,625,757.
During the first quarter of fiscal 2006, Cintas also acquired 25,397 shares as payment received from employees upon the exercise of options under the stock option plan.
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

CINTAS CORPORATION
(Registrant)

Date: October 10, 2005	William C. Gale

William C. Gale
Senior Vice President and Chief Financial Officer
(Chief Accounting Officer)