Form 10-Q
period 2005-11-30
CINTAS CORP
filed 2006-01-06
CIK 723254

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended November 30, 2005

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to __________

Commission file number 0-11399

CINTAS CORPORATION
(Exact name of registrant as specified in its charter)

WASHINGTON	31-1188630
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Exchange Act).     Yes  [X]       No  [   ]

        Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).     Yes  [   ]       No  [X]

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding December 31, 2005
Common Stock, no par value	168,015,616

CINTAS CORPORATION

INDEX

Part I.     Financial Information

        Item 1.     Financial Statements.

                       Consolidated Condensed Statements of Income -
                            Three Months and Six Months Ended
                             November 30, 2005 and 2004

                       Consolidated Condensed Balance Sheets -
                            November 30, 2005 and May 31, 2005

                       Consolidated Condensed Statements of Cash Flows -
                            Six Months Ended November 30, 2005 and 2004

                       Notes to Consolidated Condensed Financial Statements

        Item 2.     Management's Discussion and Analysis of Financial
                            Condition and Results of Operations.

        Item 3.     Quantitative and Qualitative Disclosures About
                            Market Risk.

        Item 4.     Controls and Procedures.

Part II.    Other Information

        Item 1.     Legal Proceedings.

        Item 2(c). Issuer Purchases of Equity Securities.

        Item 4.     Submission of matters to a vote of security holders.

        Item 6.     Exhibits.

Signatures

Certifications	Page No. 3 4 5 6 23 30 31 32 32 33 34 35 35 36

CINTAS CORPORATION
ITEM 1. FINANCIAL STATEMENTS.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
(In thousands except per share data)

	Three Months Ended November 30,		Six Months Ended November 30,
	2005	2004	2005	2004
Revenue:
Rentals	$631,590	$583,808	$1,259,598	$1,165,467
Other services	204,195	173,032	399,662	337,329

	835,785	756,840	1,659,260	1,502,796
Costs and expenses (income):
Cost of rentals	349,658	323,289	689,083	641,043
Cost of other services	135,666	117,596	264,228	226,960
Selling and administrative expenses	219,912	194,431	443,349	393,240
Interest income	(1,332)	(1,514)	(3,034)	(2,636)
Interest expense	7,484	6,218	14,820	12,051

	711,388	640,020	1,408,446	1,270,658

Income before income taxes	124,397	116,820	250,814	232,138

Income taxes	46,426	43,260	93,308	85,912

Net income	$77,971	$73,560	$157,506	$146,226

Basic earnings per share	$.46	$.43	$.93	$.85

Diluted earnings per share	$.46	$.43	$.93	$.85

        See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands except share data)

	November 30, 2005	May 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$52,596	$43,196
Marketable securities	203,338	266,232
Accounts receivable, net	359,696	326,896
Inventories, net	213,807	216,412
Uniforms and other rental items in service	315,477	305,450
Prepaid expenses	7,661	8,358

Total current assets	1,152,575	1,166,544

Property and equipment, at cost, net	829,258	817,198

Goodwill	953,909	889,538
Service contracts, net	148,324	146,596
Other assets, net	36,901	39,868

	$3,120,967	$3,059,744

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$58,557	$69,296
Accrued compensation and related liabilities	41,167	38,710
Accrued liabilities	127,672	166,428
Income taxes:
Current	82,497	32,864
Deferred	49,466	41,883
Long-term debt due within one year	4,252	7,300

Total current liabilities	363,611	356,481

Long-term debt due after one year	461,890	465,291

Deferred income taxes	132,932	133,837

Shareholders' equity:
Preferred stock, no par value:
100,000 shares authorized, none outstanding	--	--
Common stock, no par value:
425,000,000 shares authorized,
FY 2006: 172,353,371 issued and 167,992,441 outstanding
FY 2005: 172,127,502 issued and 170,658,601 outstanding	118,301	114,171
Retained earnings	2,193,498	2,035,992
Treasury stock:
FY 2006: 4,360,930 shares
FY 2005: 1,468,901 shares	(172,374)	(58,204)
Other accumulated comprehensive income (loss):
Foreign currency translation	24,294	13,507
Unrealized loss on derivatives	(1,185)	(1,331)

Total shareholders' equity	2,162,534	2,104,135

	$3,120,967	$3,059,744

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended November 30,
	2005	2004
Cash flows from operating activities:

Net income	$157,506	$146,226
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	61,982	59,521
Amortization of deferred charges	15,678	13,543
Deferred income taxes	6,678	20,252
Change in current assets and liabilities, net of
acquisitions of businesses:
Accounts receivable	(27,567)	(21,901)
Inventories	3,096	(13,079)
Uniforms and other rental items in service	(10,027)	(10,969)
Prepaid expenses	710	(1,595)
Accounts payable	(10,751)	12,218
Accrued compensation and related liabilities	2,457	1,534
Accrued liabilities	(43,231)	(46,290)
Income taxes payable	49,633	37,164

Net cash provided by operating activities	206,164	196,624

Cash flows from investing activities:

Capital expenditures	(70,181)	(73,863)
Proceeds from sale or redemption of marketable securities	73,171	18,571
Purchase of marketable securities	(10,277)	(94,376)
Acquisitions of businesses, net of cash acquired	(87,078)	(33,692)
Other	3,111	(1,492)

Net cash used in investing activities	(91,254)	(184,852)

Cash flows from financing activities:

Repayment of debt	(6,403)	(6,660)
Stock options exercised	3,829	2,654
Repurchase of common stock	(114,170)	--
Other	11,234	18,272

Net cash (used in) provided by financing activities	(105,510)	14,266

Net increase in cash and cash equivalents	9,400	26,038

Cash and cash equivalents at beginning of period	43,196	87,357

Cash and cash equivalents at end of period	$52,596	$113,395

See accompanying notes.

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands except per share data)

1.    Basis of Presentation

The consolidated condensed financial statements of Cintas Corporation included herein have been prepared by Cintas, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. While we believe that the disclosures are adequately presented, it is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes included in our most recent annual report for the fiscal year ended May 31, 2005. A summary of our significant accounting policies is presented on page 30 of that report. There have been no material changes in the accounting policies followed by Cintas during the fiscal year.

Interim results are subject to variations and are not necessarily indicative of the results of operations for a full fiscal year. This is especially true in the second quarter of fiscal 2006 given the effects of hurricanes Katrina, Rita and Wilma and the significant increase in fuel costs. In the opinion of management, adjustments (which include only normal recurring adjustments) necessary for a fair statement of the consolidated results of the interim periods shown have been made.

Certain prior year amounts have been reclassified to conform to current year presentation.

2.    New Accounting Standard

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (revised 2004), Share-Based Payment, (Statement 123R), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for public entities (excluding small business issuers) no later than the beginning of the first fiscal year beginning after June 15, 2005. Cintas will adopt this Statement no later than the first quarter of fiscal 2007. Cintas is in the process of determining the impact that the adoption of Statement 123R will have on its consolidated financial position and results of operations.

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

3.    Earnings per Share

The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective periods:

	Three Months Ended November 30,			Six Months Ended November 30,
	2005		2004	2005	2004
Numerator:
Net income	$77,971		$73,560	$157,506	$146,226

Denominator:
Denominator for basic earnings per
share-weighted average shares	167,975		171,638	168,460	171,544

Effect of dilutive securities-
employee stock options	636		1,026	623	1,090

Denominator for diluted earnings per
share-adjusted weighted average
shares and assuming conversions	168,611	*	172,664	169,083	172,634

Basic earnings per share	$.46		$.43	$.93	$.85

Diluted earnings per share	$.46		$.43	$.93	$.85

*	Recomputed under the Treasury Stock Method. This differs from earlier estimates of 170,473. Recomputation had no effect on EPS.

4.    Goodwill, Service Contracts and Other Assets

Changes in the carrying amount of goodwill and service contracts for the six months ended November 30, 2005, by operating segment, are as follows:

	Rentals	Other Services	Total
Goodwill
Balance as of June 1, 2005	$701,422	$188,116	$889,538
Goodwill acquired	10,542	52,581	63,123
Foreign currency translation	1,083	165	1,248

Balance as of November 30, 2005	$713,047	$240,862	$953,909

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

	Rentals	Other Services	Total
Service Contracts
Balance as of June 1, 2005	$118,350	$28,246	$146,596

Service contracts acquired	2,641	10,837	13,478

Service contracts amortization	(10,409)	(2,978)	(13,387)

Foreign currency translation	1,590	47	1,637

Balance as of November 30, 2005	$112,172	$36,152	$148,324

Information regarding Cintas’ service contracts and other assets follows:

	As of November 30, 2005
	Carrying Amount	Accumulated Amortization	Net
Service contracts	$250,888	$102,564	$148,324

Noncompete and
consulting agreements	$40,024	$17,154	$22,870
Other	17,115	3,084	14,031

Total	$57,139	$20,238	$36,901

	As of May 31, 2005
	Carrying Amount	Accumulated Amortization	Net
Service contracts	$236,179	$89,583	$146,596

Noncompete and
consulting agreements	$36,158	$17,163	$18,995
Other	23,671	2,798	20,873

Total	$59,829	$19,961	$39,868

Amortization expense was $15,678 and $13,543 for the six months ended November 30, 2005 and November 30, 2004, respectively. Estimated amortization expense, excluding any future acquisitions, for each of the next five years is $31,475, $30,177, $27,536, $25,050 and $21,935, respectively.

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

From time to time, Cintas uses interest rate swap and lock agreements as hedges against variability in short-term interest rates. These agreements effectively convert a portion of the floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. Cintas uses the Hypothetical Derivative Method for assessing the effectiveness of these swaps. There are no interest rate swap agreements outstanding as of November 30, 2005. When outstanding, the effectiveness of these swaps is reviewed at least every fiscal quarter. Cintas also uses reverse interest rate swap agreements to convert a portion of fixed rate debt to a floating rate basis, thus hedging for changes in the fair value of the fixed rate debt being hedged. These agreements involve the receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the agreements without an exchange of underlying principal amount. The mark-to-market values of both the fair value hedging instruments and the underlying debt obligations are equal and recorded as offsetting gains and losses in current period earnings. Cintas has determined that the current reverse interest rate swap agreements, designated as fair value hedges, qualify for treatment under the short-cut method of measuring effectiveness. Under the provisions of Statement 133, these hedges are determined to be perfectly effective and there is no requirement to periodically evaluate effectiveness. Cintas terminated its reverse interest rate swap agreements on September 1, 2005, thereby converting $225 million in long-term debt back to fixed rate debt with an effective interest rate of 5.13%.

Cintas entered into two interest rate lock agreements as part of the Omni acquisition in fiscal 2002. The amortization of the cash flow hedge, pertaining to these lock agreements, resulted in a credit to other comprehensive income of $73 for the three months ended November 30, 2005, and $146 for the six months ended November 30, 2005.

Cintas has certain significant covenants related to debt agreements. These covenants limit Cintas’ ability to incur certain liens, to engage in sale-leaseback transactions and to merge, consolidate or sell all or substantially all of Cintas’ assets. These covenants also require Cintas to maintain certain debt to capitalization and interest coverage ratios. Cross default provisions exist between certain debt instruments. Cintas is in compliance with all of the significant debt covenants for all periods presented. Were a default of a significant covenant to occur, the default could result in an acceleration of indebtedness, impair liquidity and limit the ability to raise future capital. Cintas’ debt, net of cash and marketable securities, is $210 million. For the six months ended November 30, 2005, net cash provided by operating activities was $206 million. Capital expenditures were approximately $70 million for the same period.

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

6.    Stock-Based Compensation

Cintas follows the disclosure requirements of FASB Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, but continues to apply Accounting Principles Board Opinion No. 25 as the method used to account for stock-based employee compensation arrangements. See Note 2 entitled New Accounting Standard regarding a new accounting standard for share-based payments, which Cintas will adopt no later than the first quarter of fiscal 2007. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period:

	Three Months Ended November 30,		Six Months Ended November 30,
	2005	2004	2005	2004
Net income, as reported	$77,971	$73,560	$157,506	$146,226

Deduct: Total stock-based
employee compensation expense
determined under fair value based
method for all awards, net of
related tax effects	1,132	2,224	2,245	4,280

Pro forma net income	$76,839	$71,336	$155,261	$141,946

Earnings per share:
Basic - as reported	$.46	$.43	$.93	$.85

Basic - pro forma	$.46	$.42	$.92	$.83

Diluted - as reported	$.46	$.43	$.93	$.85

Diluted - pro forma	$.46	$.41	$.92	$.82

During the third quarter of fiscal 2005, Cintas vested certain employee stock options whose exercise price was greater than current market value.

7.    Comprehensive Income

Total comprehensive income represents the net change in shareholders’ equity during a period from sources other than transactions with shareholders and, as such, includes net earnings. For Cintas, the only components of total comprehensive income are the change in cumulative foreign currency translation adjustments and the change in the fair value of the forecasted cash flows associated with a derivative accounted for as a cash flow hedge. The components of comprehensive income for the three and six month periods ended November 30, 2005 and November 30, 2004 are as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
	2005	2004	2005	2004
Net income	$77,971	$73,560	$157,506	$146,226

Other comprehensive income:
Foreign currency translation adjustment	2,637	12,407	10,787	16,497
Net unrealized income on cash flow hedges	73	72	146	145

Comprehensive income	$80,681	$86,039	$168,439	$162,868

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

8.    Segment Information

Cintas classifies its businesses into two operating segments: Rentals and Other Services. The Rentals operating segment designs and manufactures corporate identity uniforms, which it rents to its customers. Other products and services within the Rentals operating segment, including entrance mats, shop towels and restroom supplies, are also rented or sold to its customers. The Other Services operating segment involves the design, manufacture and direct sale of uniforms to customers, as well as the sale of ancillary products and services. These ancillary products and services include first aid, safety and fire protection products and services, document management services and cleanroom supplies. Both segments provide these products and services throughout the United States and Canada to businesses of all types — from small service and manufacturing companies to major corporations that employ thousands of people.

Information as to the operations of Cintas’ different business segments is set forth below based on the distribution of products and services offered. Cintas evaluates performances based on several factors of which the primary financial measures are business segment revenue and income before income taxes.

	Rentals	Other Services	Corporate	Total
For the three months
ended November 30, 2005
Revenue	$631,590	$204,195	$--	$835,785

Income (loss) before income taxes	$113,486	$17,063	$(6,152)	$124,397

For the three months
ended November 30, 2004
Revenue	$583,808	$173,032	$--	$756,840

Income (loss) before income taxes	$106,779	$14,745	$(4,704)	$116,820

As of and for the six months
ended November 30, 2005
Revenue	$1,259,598	$399,662	$--	$1,659,260

Income (loss) before income taxes	$229,494	$33,106	$(11,786)	$250,814

Total assets	$2,284,343	$580,690	$255,934	$3,120,967

As of and for the six months
ended November 30, 2004
Revenue	$1,165,467	$337,329	$--	$1,502,796

Income (loss) before income taxes	$213,736	$27,817	$(9,415)	$232,138

Total assets	$2,233,966	$403,965	$356,164	$2,994,095

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

Cintas is also a defendant in a purported class action lawsuit, Robert Ramirez, et al., v. Cintas Corporation, filed on January 20, 2004, and pending in the United States District Court, Northern District of California, San Francisco Division. The case was brought on behalf of all past and present female, African-American and Hispanic applicants and employees of Cintas and its subsidiaries. The complaint alleges that Cintas has engaged in a pattern and practice of discriminating against women and minorities in recruitment, hiring, promotions, transfers, job assignments and pay. The complaint seeks injunctive relief, compensatory damages, punitive damages and attorney’s fees, among other things. Cintas denies these claims and is defending the plaintiffs’ allegations. The court has ordered four of the named plaintiffs to arbitrate their claims. On April 27, 2005, the United States Equal Employment Opportunity Commission (EEOC) intervened in order to participate in this lawsuit. No filings or determination has been made in regard to the lawsuit as to class certification. There can be no assurance as to whether a class will be certified or, if a class is certified, as to the geographic or other scope of such class. Several related proceedings with similar allegations and seeking similar relief damages and fees are pending, including a class action lawsuit, Mirna E. Serrano, et al., v. Cintas Corporation, filed on May 10, 2004, in the United States District Court for the Eastern District of Michigan, Southern Division on behalf of female service sales representative job applicants at all Cintas locations in Michigan. On September 6, 2005, a Magistrate Judge granted Plaintiffs’ motion for leave to file a second amended complaint to expand the lawsuit to a nationwide claim. On November 15, 2005, the EEOC intervened in Serrano to participate in the lawsuit in continuation of an EEOC charge filed on April 17, 2000, by Mirna Serrano with the EEOC Detroit District office. On July 15, 2005, the EEOC terminated the processing of an administrative action filed on December 15, 2004, by James Morgan with the EEOC Washington, D.C. office and the California Department of Fair Employment and Housing alleging racial discrimination in compensation and training opportunities and issued a right to sue letter. On August 3, 2005, Morgan joined the Ramirez lawsuit. On November 2, 2005, the Court entered an order requiring Morgan to arbitrate all of his claims for monetary damages. In addition, a class action lawsuit, Larry Houston, et al., v. Cintas Corporation, was filed on August 3, 2005, in the United States District Court for the Northern District of California on behalf of

CINTAS CORPORATION
NOTES
TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

African-American managers alleging racial discrimination. On November 22, 2005, the Court entered an order requiring the named plaintiffs in the Houston lawsuit to arbitrate all of their claims for monetary damages. If there is an adverse verdict or a negotiated settlement of these actions, the resulting liability and/or any increased costs of operations on an ongoing basis could be material to Cintas. Any estimated liability relating to these proceedings is not determinable at this time.

Several other similar administrative proceedings are pending including: (i) two charges filed on November 30, 2004, by an EEOC Commissioner with the EEOC Systemic Litigation Unit alleging failure to hire and assign females to production job positions, and failing to hire females, African-Americans and Hispanics into the Management Trainee program, (ii) a charge filed on January 24, 2005, by Jennifer Fargo on behalf of herself and a similarly situated class with the Augusta Human Relations Commission and the EEOC Detroit District office alleging gender and equal pay discrimination against female sales representatives and sales associates, (iii) a charge filed on March 23, 2005, by Clifton Cooper on behalf of himself and a similarly situated class with the EEOC Systemic Litigation Unit alleging discriminatory pay and treatment due to race, (iv) a charge filed on April 25, 2005, by Melissa Schulz on behalf of herself and a similarly situated class with the EEOC Systemic Litigation Unit and the Oregon Bureau of Labor and Industries, Civil Rights Division alleging discriminatory pay and treatment due to race and gender and (v) a charge filed on June 10, 2005, by Mattie Cooper on behalf of herself and a similarly situated class with the EEOC Systemic Litigation Unit alleging discriminatory pay and treatment due to race and gender. The investigations of these allegations are pending and no determinations have been made. On November 2, 2005, the EEOC issued a dismissal and notice of rights letter and closed its file on the Lorelei Reynolds charge filed on March 28, 2005, with the EEOC Birmingham District office alleging discriminatory pay and treatment due to race and gender on behalf of herself and a similarly situated class.

Cintas is also a defendant in a lawsuit, J. Lester Alexander, III vs. Cintas Corp., et al., which was originally filed on October 25, 2004, and is currently pending in the United States Bankruptcy Court for the Middle District of Alabama, Eastern Division.  The case was brought by J. Lester Alexander, III, the Chapter 7 Trustee (the “Trustee”) of Terry Manufacturing Company, Inc. (“TMC”) and Terry Uniform Company, LLC (“TUC”), against Cintas in Randolph County, Alabama.  The Trustee seeks damages against Cintas for allegedly breaching fiduciary duties to TMC and TUC and for allegedly aiding and abetting breaches of fiduciary duties by others to those entities.  The complaint also includes allegations that Cintas breached certain limited liability company agreements, or alternatively, misrepresented its intention to perform its obligations in those agreements and acted as alter egos of the bankrupt TMC and is therefore liable for all of TMC’s debts.  The Trustee is seeking $50 million in compensatory damages and $100 million in punitive damages.  Cintas denies these claims and is vigorously defending itself against all claims in the complaint.   If there is an adverse verdict on the merits or in the event of a negotiated settlement of this lawsuit, the resulting liability could be material to Cintas.  Any estimated liability relating to this lawsuit is not determinable at this time.

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

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

10.    Subsequent Events

On December 19, 2005, Cintas entered into a cash settled forward starting swap to protect the forecasted interest payments from interest rate movement for an anticipated $200 million debt issuance in 2007. The Hypothetical Derivative Method will be used to assess hedge effectiveness. Cintas expects that the forward starting swap will be perfectly effective as the critical terms of the anticipated debt issuance will perfectly offset the hedged cash flows of the forecasted interest payments. Over the next eighteen months, if the 30-year Treasury rate increases, the bank will make a payment to Cintas. Conversely, if the 30-year Treasury rate decreases, Cintas will pay the bank. These payments will increase or decrease cash with an offset to other comprehensive income in shareholders’ equity and will be amortized to earnings over the term of the debt issuance in 2007.

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

Condensed consolidating financial statements for Cintas, Corp. 2, the subsidiary guarantors and non-guarantors are presented below:

CONDENSED CONSOLIDATING INCOME STATEMENT
THREE MONTHS ENDED NOVEMBER 30, 2005

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non-Guarantors	Eliminations	Cintas Corporation Consolidated
Revenue:
Rentals	$--	$463,499	$129,694	$38,524	$(127)	$631,590
Other services	--	290,925	102,980	14,035	(203,745)	204,195
Equity in net income of affiliates	77,971	--	--	--	(77,971)	--

	77,971	754,424	232,674	52,559	(281,843)	835,785
Costs and expenses (income):
Cost of rentals	--	292,922	76,735	22,532	(42,531)	349,658
Cost of other services	--	218,488	69,319	9,043	(161,184)	135,666
Selling and administrative expenses	--	202,677	6,884	10,123	228	219,912
Interest income	--	(898)	(106)	(328)	--	(1,332)
Interest expense	--	7,403	(986)	1,067	--	7,484

	--	720,592	151,846	42,437	(203,487)	711,388

Income before income taxes	77,971	33,832	80,828	10,122	(78,356)	124,397
Income taxes	--	12,682	30,000	3,744	--	46,426

Net income	$77,971	$21,150	$50,828	$6,378	$(78,356)	$77,971

CONDENSED CONSOLIDATING INCOME STATEMENT
THREE MONTHS ENDED NOVEMBER 30, 2004

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non-Guarantors	Eliminations	Cintas Corporation Consolidated
Revenue:
Rentals	$--	$432,722	$117,896	$33,271	$(81)	$583,808
Other services	--	187,681	79,161	10,205	(104,015)	173,032
Equity in net income of affiliates	73,560	--	--	--	(73,560)	--

	73,560	620,403	197,057	43,476	(177,656)	756,840
Costs and expenses (income):
Cost of rentals	--	265,140	70,818	19,679	(32,348)	323,289
Cost of other services	--	142,417	43,209	6,588	(74,618)	117,596
Selling and administrative expenses	--	185,635	(8,800)	8,726	8,870	194,431
Interest income	--	(1,250)	(3)	(261)	--	(1,514)
Interest expense	--	6,119	(851)	950	--	6,218

	--	598,061	104,373	35,682	(98,096)	640,020

Income before income taxes	73,560	22,342	92,684	7,794	(79,560)	116,820
Income taxes	--	5,808	34,857	2,595	--	43,260

Net income	$73,560	$16,534	$57,827	$5,199	$(79,560)	$73,560

CONDENSED CONSOLIDATING INCOME STATEMENT
SIX MONTHS ENDED NOVEMBER 30, 2005

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non-Guarantors	Eliminations	Cintas Corporation Consolidated
Revenue:
Rentals	$--	$925,447	$259,701	$74,703	$(253)	$1,259,598
Other services	--	587,496	201,936	27,088	(416,858)	399,662
Equity in net income of affiliates	157,506	--	--	--	(157,506)	--

	157,506	1,512,943	461,637	101,791	(574,617)	1,659,260
Costs and expenses (income):
Cost of rentals	--	578,709	152,418	43,838	(85,882)	689,083
Cost of other services	--	442,244	138,889	17,453	(334,358)	264,228
Selling and administrative expenses	--	424,882	(3,243)	22,186	(476)	443,349
Interest income	--	(2,233)	(197)	(604)	--	(3,034)
Interest expense	--	14,717	(1,993)	2,096	--	14,820

	--	1,458,319	285,874	84,969	(420,716)	1,408,446

Income before income taxes	157,506	54,624	175,763	16,822	(153,901)	250,814
Income taxes	--	20,698	66,599	6,011	--	93,308

Net income	$157,506	$33,926	$109,164	$10,811	$(153,901)	$157,506

CONDENSED CONSOLIDATED INCOME STATEMENT
SIX MONTHS ENDED NOVEMBER 30, 2004

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non-Guarantors	Eliminations	Cintas Corporation Consolidated
Revenue:
Rentals	$--	$865,513	$235,855	$64,251	$(152)	$1,165,467
Other services	--	365,354	157,485	17,477	(202,987)	337,329
Equity in net income of affiliates	146,226	--	--	--	(146,226)	--

	146,226	1,230,867	393,340	81,728	(349,365)	1,502,796
Costs and expenses (income):
Cost of rentals	--	528,579	141,670	37,672	(66,878)	641,043
Cost of other services	--	278,978	81,552	10,959	(144,529)	226,960
Selling and administrative expenses	--	371,322	(12,787)	16,898	17,807	393,240
Interest income	--	(2,189)	(6)	(441)	--	(2,636)
Interest expense	--	11,810	(1,650)	1,891	--	12,051

	--	1,188,500	208,779	66,979	(193,600)	1,270,658

Income before income taxes	146,226	42,367	184,561	14,749	(155,765)	232,138
Income taxes	--	11,421	69,867	4,624	--	85,912

Net income	$146,226	$30,946	$114,694	$10,125	$(155,765)	$146,226

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF NOVEMBER 30, 2005

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non-Guarantors	Eliminations	Cintas Corporation Consolidated
Assets
Current assets:
Cash and cash equivalents	$--	$27,481	$7,382	$17,733	$--	$52,596
Marketable securities	--	163,921	--	39,417	--	203,338
Accounts receivable, net	--	243,569	107,736	19,705	(11,314)	359,696
Inventories, net	--	193,405	24,510	9,013	(13,121)	213,807
Uniforms and other rental items in service	--	256,311	76,693	18,021	(35,548)	315,477
Prepaid expenses	--	4,830	2,310	521	--	7,661

Total current assets	--	889,517	218,631	104,410	(59,983)	1,152,575

Property and equipment, at cost, net	--	593,410	192,071	43,777	--	829,258

Goodwill	--	150,559	783,847	19,503	--	953,909
Service contracts, net	--	90,405	50,544	7,375	--	148,324
Other assets, net	1,674,178	37,139	945,629	183,198	(2,803,243)	36,901

	$1,674,178	$1,761,030	$2,190,722	$358,263	$(2,863,226)	$3,120,967

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$(465,247)	$3,566	$481,947	$278	$38,013	$58,557
Accrued compensation and related liabilities	--	28,356	10,596	2,215	--	41,167
Accrued liabilities	--	182,377	(58,788)	4,128	(45)	127,672
Income taxes:
Current	--	7,183	73,567	1,776	(29)	82,497
Deferred	--	--	48,124	1,342	--	49,466
Long-term debt due within one year	--	3,524	900	--	(172)	4,252

Total current liabilities	(465,247)	225,006	556,346	9,739	37,767	363,611

Long-term debt due after one year	--	468,636	(57,206)	84,739	(34,279)	461,890
Deferred income taxes	--	10,222	117,973	4,737	--	132,932
Total shareholders' equity	2,139,425	1,057,166	1,573,609	259,048	(2,866,714)	2,162,534

	$1,674,178	$1,761,030	$2,190,722	$358,263	$(2,863,226)	$3,120,967

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MAY 31, 2005

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non-Guarantors	Eliminations	Cintas Corporation Consolidated
Assets
Current assets:
Cash and cash equivalents	$--	$13,259	$12,570	$17,367	$--	$43,196
Marketable securities	--	226,658	--	39,574	--	266,232
Accounts receivable, net	--	237,152	93,109	9,025	(12,390)	326,896
Inventories, net	--	199,236	24,120	9,087	(16,031)	216,412
Uniforms and other rental items in service	--	250,222	74,887	16,584	(36,243)	305,450
Prepaid expenses	--	5,781	1,989	588	--	8,358

Total current assets	--	932,308	206,675	92,225	(64,664)	1,166,544

Property and equipment, at cost, net	--	599,757	176,648	40,793	--	817,198

Goodwill	--	140,405	734,113	15,020	--	889,538
Service contracts, net	--	95,560	43,727	7,309	--	146,596
Other assets, net	1,626,712	44,757	829,890	164,544	(2,626,035)	39,868

	$1,626,712	$1,812,787	$1,991,053	$319,891	$(2,690,699)	$3,059,744

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$(465,247)	$91,255	$402,657	$2,618	$38,013	$69,296
Accrued compensation and related liabilities	--	28,287	8,523	1,900	--	38,710
Accrued liabilities	--	191,123	(28,212)	4,479	(962)	166,428
Income taxes:
Current	--	(640)	32,232	1,301	(29)	32,864
Deferred	--	--	40,635	1,248	--	41,883
Long-term debt due within one year	--	6,588	871	--	(159)	7,300

Total current liabilities	(465,247)	316,613	456,706	11,546	36,863	356,481

Long-term debt due after one year	--	471,750	(52,413)	78,778	(32,824)	465,291
Deferred income taxes	--	10,222	119,212	4,403	--	133,837
Total shareholders' equity	2,091,959	1,014,202	1,467,548	225,164	(2,694,738)	2,104,135

	$1,626,712	$1,812,787	$1,991,053	$319,891	$(2,690,699)	$3,059,744

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED NOVEMBER 30, 2005

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated
Cash flows from operating activities:
Net income	$157,506	$33,926	$109,164	$10,811	$(153,901)	$157,506
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation	--	38,300	20,614	3,068	--	61,982
Amortization of deferred charges	--	8,974	5,314	1,390	--	15,678
Deferred income taxes	--	--	6,250	428	--	6,678
Changes in current assets and liabilities,
net of acquisitions of businesses:
Accounts receivable	--	(6,729)	(9,082)	(10,680)	(1,076)	(27,567)
Inventories	--	5,831	101	74	(2,910)	3,096
Uniforms and other rental items in service	--	(6,089)	(1,806)	(1,437)	(695)	(10,027)
Prepaid expenses	--	951	(308)	67	--	710
Accounts payable	--	(86,032)	77,635	(2,354)	--	(10,751)
Accrued compensation and related liabilities	--	69	2,073	315	--	2,457
Accrued liabilities	--	(8,060)	(35,578)	(510)	917	(43,231)
Income taxes payable	--	7,823	41,335	475	--	49,633

Net cash provided by (used in) operating activities	157,506	(11,036)	215,712	1,647	(157,665)	206,164

Cash flows from investing activities:
Capital expenditures	--	(32,062)	(32,181)	(5,938)	--	(70,181)
Proceeds from sale or redemption of marketable securities	--	63,035	--	10,136	--	73,171
Purchase of marketable securities	--	(298)	--	(9,979)	--	(10,277)
Acquisitions of businesses, net of cash acquired	--	(12,379)	(70,130)	(4,569)	--	(87,078)
Other	(47,466)	12,948	(113,825)	(7,679)	159,133	3,111

Net cash (used in) provided by investing activities	(47,466)	31,244	(216,136)	(18,029)	159,133	(91,254)

Cash flows from financing activities:
Repayment of debt	--	(6,132)	(4,764)	5,961	(1,468)	(6,403)
Stock options exercised	3,829	--	--	--	--	3,829
Repurchase of common stock	(114,170)	--	--	--	--	(114,170)
Other	301	146	--	10,787	--	11,234

Net cash (used in) provided by financing activities	(110,040)	(5,986)	(4,764)	16,748	(1,468)	(105,510)

Net increase (decrease) in cash and cash equivalents	--	14,222	(5,188)	366	--	9,400
Cash and cash equivalents at beginning of period	--	13,259	12,570	17,367	--	43,196

Cash and cash equivalents at end of period	$--	$27,481	$7,382	$17,733	$--	$52,596

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED NOVEMBER 30, 2004

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated
Cash flows from operating activities:
Net income	$146,226	$30,946	$114,694	$10,125	$(155,765)	$146,226
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation	--	37,696	18,893	2,932	--	59,521
Amortization of deferred charges	--	8,856	3,539	1,148	--	13,543
Deferred income taxes	--	--	19,286	966	--	20,252
Changes in current assets and liabilities,
net of acquisitions of businesses:
Accounts receivable	--	(14,826)	(3,704)	(2,282)	(1,089)	(21,901)
Inventories	--	(21,369)	2,597	(2,425)	8,118	(13,079)
Uniforms and other rental items in service	--	(5,090)	(6,250)	(1,050)	1,421	(10,969)
Prepaid expenses	--	(225)	(934)	(436)	--	(1,595)
Accounts payable	--	94,165	(86,997)	5,050	--	12,218
Accrued compensation and related liabilities	--	278	869	387	--	1,534
Accrued liabilities	--	128	(47,189)	(159)	930	(46,290)
Income taxes payable	--	8,695	27,149	1,320	--	37,164

Net cash provided by (used in) operating activities	146,226	139,254	41,953	15,576	(146,385)	196,624

Cash flows from investing activities:
Capital expenditures	--	(46,007)	(20,579)	(7,277)	--	(73,863)
Proceeds from sale or redemption of marketable securities	--	18,542	--	29	--	18,571
Purchase of marketable securities	--	(73,066)	--	(21,310)	--	(94,376)
Acquisitions of businesses, net of cash acquired	--	(4,565)	(28,712)	(415)	--	(33,692)
Other	(150,510)	54	13,968	(14,192)	149,188	(1,492)

Net cash (used in) provided by investing activities	(150,510)	(105,042)	(35,323)	(43,165)	149,188	(184,852)

Cash flows from financing activities:
Repayment of debt	--	(6,133)	(8,210)	10,486	(2,803)	(6,660)
Stock options exercised	2,654	--	--	--	--	2,654
Other	1,630	145	--	16,497	--	18,272

Net cash provided by (used in) financing activities	4,284	(5,988)	(8,210)	26,983	(2,803)	14,266

Net increase (decrease) in cash and cash equivalents	--	28,224	(1,580)	(606)	--	26,038
Cash and cash equivalents at beginning of period	--	56,455	8,057	22,845	--	87,357

Cash and cash equivalents at end of period	$--	$84,679	$6,477	$22,239	$--	$113,395

CINTAS CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BUSINESS STRATEGY

We are North America’s leading provider of corporate identity uniforms through rental and sales programs, as well as a significant provider of related business services, including entrance mats, restroom products and services, first aid, safety and fire protection products and services, document management services and cleanroom services. Our products and services are designed to enhance our customers’ images and to provide additional safety and protection in the workplace.

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

We continue to leverage our size and core competencies to become a more valued business service provider to our current and future customers. We will also continue to supplement our internal growth with strategic acquisitions and through the cultivation of new businesses.

RESULTS OF OPERATIONS

Cintas classifies its businesses into two operating segments: Rentals and Other Services. The Rentals operating segment designs and manufactures corporate identity uniforms, which it rents to its customers. Other products and services within the Rentals operating segment, including entrance mats, shop towels and restroom supplies, are also rented or sold to its customers. The Other Services operating segment involves the design, manufacture and direct sale of uniforms to customers, as well as the sale of ancillary products and services. These ancillary products and services include first aid, safety and fire protection products and services, document management services and cleanroom supplies. Both segments provide products and services throughout the United States and Canada to businesses of all types — from small service and manufacturing companies to major corporations that employ thousands of people.

Three Months Ended November 2005 Compared to Three Months Ended November 2004

Revenue, Expenses and Income

Revenue Comparison

Total revenue increased 10.4% for the three months ended November 30, 2005, over the same period in fiscal 2005. Internal growth for this period was 8.0%. The remaining 2.4% represents growth derived mainly through the acquisitions of first aid, safety and fire protection businesses and document management businesses within our Other Services segment.

Net Rentals revenue increased 8.2% for the three months ended November 30, 2005, over the same period in the prior fiscal year. Rentals operating segment internal growth for the second quarter of fiscal 2006 was 7.7% as compared to the three months ended November 30, 2004. This increase is primarily due to the sale of new rental programs to customers, offset by lost business. The remaining 0.5% of growth was generated primarily through the acquisition of uniform and mat rental businesses. We estimate that the effects of hurricanes Katrina, Rita and Wilma negatively impacted our Rentals internal growth rate by approximately 0.7%.

Other Services revenue increased 18.0% for the three months ended November 30, 2005, over the same period in the prior year. Other Services operating segment internal growth for the second quarter of fiscal 2006 was 9.1% as compared to the three months ended November 30, 2004. This internal growth was generated primarily through the increased direct sale of uniforms to national customers and increased sales of first aid and safety products and services and document management services to customers. Additional growth of 8.9% was generated through a combination of acquisitions of first aid, safety and fire protection businesses and document management businesses. We have estimated that the effects of hurricanes Katrina, Rita and Wilma negatively impacted our Other Services internal growth rate by 1.4%.

Expense Comparison

Cost of rentals consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other rental items. Cost of rentals increased 8.2% for the three months ended November 30, 2005, as compared to the three months ended November 30, 2004, which corresponds to the growth in Rentals revenue. Rentals energy costs were approximately $26 million for the three months ended November 30, 2005, versus approximately $18 million for the same period in the prior year, a 44% increase. Various operational efficiencies offset this increase, which provided a consistent cost of rentals as a percent to Rentals revenue at 55.4% for both the three months ended November 30, 2005, and 2004.

Cost of other services consists primarily of cost of goods sold (predominantly uniforms and first aid products), delivery expenses and distribution expenses. Cost of other services increased 15.4% for the three months ended November 30, 2005, as compared to the three months ended November 30, 2004. This increase was mainly due to increased sales in this segment. Gross margin within this segment will fluctuate depending on the type of product or service sold, as products which require additional services generate higher gross margins. Generally, the gross margin for Other Services is in the 30% to 35% range. The current quarter’s gross margin is 33.6%, which is at the upper half of that general range, mainly due to product mix.

Selling and administrative expenses increased 13.1% for the three months ended November 30, 2005, as compared to the three months ended November 30, 2004. Selling and administrative expenses increased primarily due to higher selling expenses. Selling expenses decreased slightly on a percent to sales basis. In order to accelerate revenue growth, we continue to increase our sales force, marketing plans and sales promotions. These measures combined to increase our selling costs by approximately $5 million over the prior year. The cost of providing medical benefits to our employees increased $3 million, representing a 13.6% increase over the prior year. In addition, administrative expenses increased by $3.4 million as a result of an increase in the bad debt reserve and an increase in professional services relating to the outsourcing of certain human resource functions.

Recent increases in fuel costs will continue to negatively impact our operating results in coming quarters, except to the extent we are able to offset such costs with price increases and increased operating efficiencies. Our Gulf Coast operations continue to be negatively impacted by the hurricanes Katrina, Rita and Wilma. While physical damage to our facilities is minimal, many of our customers in the region have yet to reopen or to return to pre-hurricane staffing levels. This lower business volume will continue to have an impact on our results. We have not yet settled any insurance claims related to these hurricanes. While we continue to work with our insurance carrier to finalize these claims, we do not yet have a clear indication of when a settlement agreement will be resolved, nor can we be sure of the amount, if any, we will receive.

Net interest expense (interest expense less interest income) was $6.2 million for the three months ended November 30, 2005, compared to $4.7 million for the same period in the prior fiscal year. This increase in net interest expense is due to increased interest rates on our outstanding debt and the increased level of borrowing used to fund the stock repurchase program.

Cintas’ effective tax rate increased to 37.3% for the three months ended November 30, 2005, as compared to 37.0% for the three months ended November 30, 2004, due to changes in state tax laws.

Income Comparison

Net income increased 6.0% for the three months ended November 30, 2005, over the same period in fiscal 2005, primarily due to revenue growth. Diluted earnings per share increased 7.0% for the three months ended November 30, 2005, over the same period in the prior fiscal year.

Six Months Ended November 2005 Compared to Six Months Ended November 2004

Revenue, Expenses and Income

Revenue Comparison

Total revenue increased 10.4% for the six months ended November 30, 2005, over the same period in fiscal 2005. Internal growth for this period was 8.2%. The remaining 2.2% represents growth derived mainly through the acquisitions of first aid, safety and fire protection businesses and document management businesses within our Other Services segment.

Net Rentals revenue increased 8.1% for the six months ended November 30, 2005, over the same period in the prior fiscal year. Rentals operating segment internal growth through the second quarter of fiscal 2006 was 7.6% as compared to the six months ended November 30, 2004. This increase is primarily due to the sale of new rental programs to customers, offset by lost business. The remaining 0.5% of growth was generated primarily through the acquisition of uniform and mat rental businesses. We estimate that the effects of hurricanes Katrina, Rita and Wilma negatively impacted our Rentals internal growth rate by approximately 0.4%.

Other Services revenue increased 18.5% for the six months ended November 30, 2005, over the same period in the prior year. Other Services operating segment internal growth through the second quarter of fiscal 2006 was 10.2% as compared to the six months ended November 30, 2004. This internal growth was generated primarily through the increased direct sale of uniforms to national customers and increased sales of first aid and safety products and services and document management services to customers. Additional growth of 8.3% was generated through a combination of acquisitions of first aid, safety and fire protection businesses and document management businesses. We have estimated that the effects of hurricanes Katrina, Rita and Wilma negatively impacted our Other Services internal growth rate by 0.7%.

Expense Comparison

Cost of rentals consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other rental items. Cost of rentals increased 7.5% for the six months ended November 30, 2005, as compared to the six months ended November 30, 2004, which corresponds to the growth in Rentals revenue. Rentals energy costs were approximately $46.6 million for the six months ended November 30, 2005, versus approximately $35.6 million for the same period in the prior year, a 31% increase. Various operational efficiencies offset this increase, which provided a decrease in cost of rentals as a percent to Rentals revenue from 55.0% for the six months ended November 30, 2004, to 54.7% for the six months ended November 30, 2005.

Cost of other services consists primarily of cost of goods sold (predominantly uniforms and first aid products), delivery expenses and distribution expenses. Cost of other services increased 16.4% for the six months ended November 30, 2005, as compared to the six months ended November 30, 2004. This increase was mainly due to increased sales in this segment. Gross margin within this segment will fluctuate depending on the type of product or service sold, as products which require additional services generate higher gross margins. Generally, the gross margin for Other Services is in the 30% to 35% range. The current year-to-date gross margin is 33.9%, which is at the upper end of that general range, mainly due to product mix.

Selling and administrative expenses increased 12.7% for the six months ended November 30, 2005, as compared to the six months ended November 30, 2004. Selling and administrative expenses increased primarily due to higher selling expenses. Selling expenses decreased slightly on a percent to sales basis. In order to accelerate revenue growth, we continue to increase our sales force, marketing plans and sales promotions. These measures combined to increase our selling costs by approximately $11 million over the prior year. The cost of providing medical benefits to our employees increased $7.5 million, representing an 18% increase over the prior year. In addition, administrative expenses increased by $7.5 million as a result of an increase in the bad debt reserve and an increase in professional services relating to the outsourcing of certain human resource functions.

Recent increases in fuel costs will continue to negatively impact our operating results in coming quarters, except to the extent we are able to offset such costs with price increases and increased operating efficiencies. Our Gulf Coast operations continue to be negatively impacted by the hurricanes Katrina, Rita and Wilma. While physical damage to our facilities is minimal, many of our customers in the region have yet to reopen or to return to pre-hurricane staffing levels. This lower business volume will continue to have an impact on our results. We have not yet settled any insurance claims related to these hurricanes. While we continue to work with our insurance carrier to finalize these claims, we do not yet have a clear indication of when a settlement agreement will be resolved, nor can we be sure of the amount, if any, we will receive.

Net interest expense (interest expense less interest income) was $11.8 million for the six months ended November 30, 2005, compared to $9.4 million for the same period in the prior fiscal year. This increase in net interest expense is due to increased interest rates on our outstanding debt and the increased level of borrowing used to fund the stock repurchase program.

Cintas’ effective tax rate increased to 37.2% for the six months ended November 30, 2005, as compared to 37.0% for the six months ended November 30, 2004, due to changes in state tax laws.

Income Comparison

Net income increased 7.7% for the six months ended November 30, 2005, over the same period in fiscal 2005, primarily due to revenue growth. Diluted earnings per share increased 9.4% for the six months ended November 30, 2005, over the same period in the prior fiscal year.

Financial Condition

At November 30, 2005, there was $256 million in cash, cash equivalents and marketable securities, a decrease of $53 million from May 31, 2005. This decrease was primarily due to prefunding of employee medical costs and the continued repurchasing of our company stock, as discussed below. Capital expenditures were approximately $70 million for the six months ended November 30, 2005. We expect capital expenditures for the year to be between $140 and $160 million. Cash, cash equivalents and marketable securities will be used to finance future acquisitions, capital expenditures, expansion and additional repurchases under the stock repurchase program as detailed below. We believe that our current cash position, funds generated from operations and the strength of our banking relationships are sufficient to meet our anticipated operational and capital requirements.

Net property and equipment increased by $12 million from May 31, 2005 to November 30, 2005, due to our continued investment in rental facilities and equipment. At the end of the second quarter of fiscal 2006, Cintas had two uniform rental facilities under construction.

During the second quarter of fiscal 2006, Cintas continued its $500 million stock repurchase program that the Board of Directors had authorized and announced in May 2005. For the three months ended November 30, 2005, Cintas purchased approximately 288,400 shares of Cintas stock at an average price of $41.31 per share for a total purchase price of approximately $12 million. For the six months ended November 30, 2005, Cintas purchased a total of approximately 2.9 million shares of Cintas stock at an average price of $39.48 per share for a total purchase price of approximately $114 million. From the inception of the stock repurchase program through December 31, 2005, Cintas has purchased approximately 4.4 million shares of Cintas stock at an average price of $39.53 per share for a total purchase price of approximately $172 million. The Board did not specify an expiration date for this program.

Also during the second quarter of fiscal 2006, Cintas repaid $46 million through cash generated from operations that had previously been borrowed under the $300 million commercial paper program for short-term cash requirements.

Following is information regarding Cintas’ long-term contractual obligations and other commitments outstanding as of November 30, 2005:

(In thousands)	Payments Due by Period
Long-term contractual obligations	Total	One year or less	Two to three years	Four to five years	After five years
Long-term debt (1)	$463,441	$3,670	$229,105	$798	$229,868
Capital lease obligations (2)	2,701	582	1,239	400	480
Operating leases (3)	52,075	16,529	22,586	7,769	5,191
Interest payments (4)	112,251	25,925	33,848	27,653	24,825
Interest swap agreements (5)	--	--	--	--	--
Unconditional purchase obligations	--	--	--	--	--

Total contractual cash obligations	$630,468	$46,706	$286,778	$36,620	$260,364

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

(1)	Long-term debt primarily consists of $450,000 in long-term notes related to the Omni acquisition.
(2)	Capital lease obligations are classified as debt on the balance sheet.
(3)	Operating leases consist primarily of building leases and synthetic leases on two corporate jets.
(4)	Interest payments include interest on both fixed and variable rate debt. Rates have been assumed to increase 50 basis points for the remainder of fiscal 2006, an additional 50 basis points in fiscal 2007, an additional 25 basis points in fiscal 2008, and then remain constant in future years.
(5)	Reference Note 5 entitled Debt, Derivatives and Hedging Activities of “Notes to Consolidated Condensed Financial Statements” for a detailed discussion of interest swap agreements.

(In thousands)	Amount of Commitment Expiration Per Period
Other commercial commitments	Total	One year or less	Two to three years	Four to five years	After five years
Lines of credit (1)	$300,000	$--	$--	$300,000	$--
Standby letter of credit (2)	61,647	61,647	--	--	--
Guarantees	--	--	--	--	--
Standby repurchase obligations	--	--	--	--	--
Other commercial commitments	--	--	--	--	--

Total commercial commitments	$361,647	$61,647	$--	$300,000	$--

(1)	Back-up facility for the commercial paper program.
(2)	Support certain outstanding debt and self-insured workers’ compensation and general liability insurance programs.

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

Cintas is also a defendant in a purported class action lawsuit, Robert Ramirez, et al., v. Cintas Corporation, filed on January 20, 2004, and pending in the United States District Court, Northern District of California, San Francisco Division. The case was brought on behalf of all past and present female, African-American and Hispanic applicants and employees of Cintas and its subsidiaries. The complaint alleges that Cintas has engaged in a pattern and practice of discriminating against women and minorities in recruitment, hiring, promotions, transfers, job assignments and pay. The complaint seeks injunctive relief, compensatory damages, punitive damages and attorney’s fees, among other things. Cintas denies these claims and is defending the plaintiffs’ allegations. The court has ordered four of the named plaintiffs to arbitrate their claims. On April 27, 2005, the United States Equal Employment Opportunity Commission (EEOC) intervened in order to participate in this lawsuit. No filings or determination has been made in regard to the lawsuit as to class certification. There can be no assurance as to whether a class will be certified or, if a class is certified, as to the geographic or other scope of such class. Several related proceedings with similar allegations and seeking similar relief damages and fees are pending, including a class action lawsuit, Mirna E. Serrano, et al., v. Cintas Corporation, filed on May 10, 2004, in the United States District Court for the Eastern District of Michigan, Southern Division on behalf of female service sales representative job applicants at all Cintas locations in Michigan. On September 6, 2005, a Magistrate Judge granted Plaintiffs’ motion for leave to file a second amended complaint to expand the lawsuit to a nationwide claim. On November 15, 2005, the EEOC intervened in Serrano to participate in the lawsuit in continuation of an EEOC charge filed on April 17, 2000, by Mirna Serrano with the EEOC Detroit District office. On July 15, 2005, the EEOC terminated the processing of an administrative action filed on December 15, 2004, by James Morgan with the EEOC Washington, D.C. office and the California Department of Fair Employment and Housing alleging racial discrimination in compensation and training opportunities and issued a right to sue letter. On August 3, 2005, Morgan joined the Ramirez lawsuit. On November 2, 2005, the Court entered an order requiring Morgan to arbitrate all of his claims for monetary damages. In addition, a class action lawsuit, Larry Houston, et al., v. Cintas Corporation, was filed on August 3, 2005, in the United States District Court for the Northern District of California on behalf of African-American managers alleging racial discrimination. On November 22, 2005, the Court entered an order requiring the named plaintiffs in the Houston lawsuit to arbitrate all of their claims for monetary damages. If there is an adverse verdict or a negotiated settlement of these actions, the resulting liability and/or any increased costs of operations on an ongoing basis could be material to Cintas. Any estimated liability relating to these proceedings is not determinable at this time.

Several other similar administrative proceedings are pending including: (i) two charges filed on November 30, 2004, by an EEOC Commissioner with the EEOC Systemic Litigation Unit alleging failure to hire and assign females to production job positions, and failing to hire females, African-Americans and Hispanics into the Management Trainee program, (ii) a charge filed on January 24, 2005, by Jennifer Fargo on behalf of herself and a similarly situated class with the Augusta Human Relations Commission and the EEOC Detroit District office alleging gender and equal pay discrimination against female sales representatives and sales associates, (iii) a charge filed on March 23, 2005, by Clifton Cooper on behalf of himself and a similarly situated class with the EEOC Systemic Litigation Unit alleging discriminatory pay and treatment due to race, (iv) a charge filed on April 25, 2005, by Melissa Schulz on behalf of herself and a similarly situated class with the EEOC Systemic Litigation Unit and the Oregon Bureau of Labor and Industries, Civil Rights Division alleging discriminatory pay and treatment due to race and gender and (v) a charge filed on June 10, 2005, by Mattie Cooper on behalf of herself and a similarly situated class with the EEOC Systemic Litigation Unit alleging discriminatory pay and treatment due to race and gender. The investigations of these allegations are pending and no determinations have been made. On November 2, 2005, the EEOC issued a dismissal and notice of rights letter and closed its file on the Lorelei Reynolds charge filed on March 28, 2005, with the EEOC Birmingham District office alleging discriminatory pay and treatment due to race and gender on behalf of herself and a similarly situated class.

Cintas is also a defendant in a lawsuit, J. Lester Alexander, III vs. Cintas Corp., et al., which was originally filed on October 25, 2004, and is currently pending in the United States Bankruptcy Court for the Middle District of Alabama, Eastern Division.  The case was brought by J. Lester Alexander, III, the Chapter 7 Trustee (the “Trustee”) of Terry Manufacturing Company, Inc. (“TMC”) and Terry Uniform Company, LLC (“TUC”), against Cintas in Randolph County, Alabama.  The Trustee seeks damages against Cintas for allegedly breaching fiduciary duties to TMC and TUC and for allegedly aiding and abetting breaches of fiduciary duties by others to those entities.  The complaint also includes allegations that Cintas breached certain limited liability company agreements, or alternatively, misrepresented its intention to perform its obligations in those agreements and acted as alter egos of the bankrupt TMC and is therefore liable for all of TMC’s debts.  The Trustee is seeking $50 million in compensatory damages and $100 million in punitive damages.  Cintas denies these claims and is vigorously defending itself against all claims in the complaint.   If there is an adverse verdict on the merits or in the event of a negotiated settlement of this lawsuit, the resulting liability could be material to Cintas.  Any estimated liability relating to this lawsuit is not determinable at this time.

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

Outlook

As we look forward in fiscal 2006, our outlook remains positive, but guarded. Our revenue and profits continue to increase at healthy rates despite the negative impacts from hurricanes Katrina, Rita and Wilma as well as increased fuel costs. While these events and circumstances will continue to have an impact on our results, we expect continued growth in revenues and profits in our businesses. Overall performance will be largely driven by external market conditions.

In the marketplace, competition and related pricing pressure will continue; however, we believe cost containment initiatives, technological advances and continued leverage of our infrastructure will soften or offset any impact.

We will continue to supplement our internal growth with strategic acquisitions when appropriate opportunities arise.

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

ITEM 4.
CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

With the participation of Cintas’ management, including Cintas’ Chief Executive Officer and President, Chief Financial Officer, General Counsel and Controllers, Cintas has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of November 30, 2005. Based on such evaluation, Cintas’ management, including Cintas’ Chief Executive Officer and President, Chief Financial Officer, General Counsel and Controllers, have concluded that Cintas’ disclosure controls and procedures were effective in ensuring (i) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is accumulated and communicated to Cintas’ management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in Cintas’ internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended November 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. See “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” on pages 53 and 54 of our most recent annual report.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements. Forward-looking statements may be identified by words such as “estimates”, “anticipates”, “projects”, “plans”, “expects”, “intends”, “believes”, “seeks”, “could”, “should”, “may” and “will” or the negative versions thereof and similar expressions and by the context in which they are used. Such statements are based upon current expectations of Cintas and speak only as of the date made. These statements are subject to various risks, uncertainties and other factors that could cause actual results to differ from those set forth in or implied by this Quarterly Report. Factors that might cause such a difference include, but are not limited to, the possibility of greater than anticipated operating costs including fuel costs, lower sales volumes, the performance and costs of integration of acquisitions, fluctuations in costs of materials and labor including increased medical costs, costs and possible effects of union organizing activities, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, the cost, results and ongoing assessment of internal controls for financial reporting required by the Sarbanes-Oxley Act of 2002, the initiation or outcome of litigation, higher assumed sourcing or distribution costs of products, the disruption of operations from catastrophic events, changes in federal and state tax laws and the reactions of competitors in terms of price and service. Cintas undertakes no obligation to update any forward-looking statements to reflect the events or circumstances arising after the date on which they are made.

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

Race and Gender Litigation and Related Charges: Robert Ramirez, et al., v. Cintas Corporation, United States District Court, Northern District of California, San Francisco Division, January 20, 2004; Mirna E. Serrano, et al., v. Cintas Corporation, United States District Court for the Eastern District of Michigan, Southern Division, May 10, 2004; On November 15, 2005, the EEOC intervened in Serrano; Larry Houston, et al., v. Cintas Corporation, United States District Court for the Northern District of California, August 3, 2005; On November 22, 2005, the named plaintiffs in Houston were ordered to arbitration; EEOC charge filed by an EEOC Commissioner on November 30, 2004 with the EEOC Systemic Litigation Unit; EEOC charge filed by Jennifer Fargo on January 24, 2005 with the Augusta Human Relations Commission and the EEOC Detroit District; EEOC charge filed by Clifton Cooper on March 23, 2005 with the EEOC Systemic Litigation Unit; EEOC charge filed by Melissa Schulz on April 25, 2005 with the EEOC Systemic Litigation Unit and the Oregon Bureau of Labor and Industries, Civil Rights Division and EEOC charge filed by Mattie Cooper on June 10, 2005 with the EEOC Systemic Litigation Unit. A previously disclosed EEOC charge filed by James Morgan on December 15, 2004, with the EEOC Washington, D.C. office and the California Department of Fair Employment and Housing was terminated on July 15, 2005, and a right to sue letter was issued. On August 3, 2005, Morgan joined the Ramirez lawsuit. On November 2, 2005, the EEOC issued a dismissal and notice of rights letter and closed its file on a previously disclosed EEOC charge filed by Lorelei Reynolds on March 28, 2005, with the EEOC Birmingham District office.

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

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan	Maximum approximate dollar value of shares that may yet be purchased under the plan
September 2005	288,400	$41.31	4,360,930	$327,625,981
October 2005	--	--	4,360,930	$327,625,981
November 2005	--	--	4,360,930	$327,625,981

Total	288,400	$41.31	4,360,930	$327,625,981

In the second quarter of fiscal 2006, Cintas continued its stock repurchase program that the Board of Directors had authorized and announced in May 2005. For the three months ended November 30, 2005, Cintas purchased approximately 288,400 shares of Cintas stock at an average price of $41.31 per share for a total purchase price of approximately $12 million. For the six months ended November 30, 2005, Cintas purchased a total of approximately 2.9 million shares of Cintas stock at an average price of $39.48 per share for a total purchase price of approximately $114 million. As such, from the inception of the stock repurchase program through December 31, 2005, Cintas has purchased a total of approximately 4.4 million shares of Cintas stock at an average price of $39.53 per share for a total purchase price of approximately $172 million. The maximum approximate dollar value of shares that may yet be purchased under the plan as of December 31, 2005, is $327,625,981.

During the second quarter of fiscal 2006, Cintas also acquired 10,263 shares as payment received from employees upon the exercise of options under the stock option plan.

        Item 4.    Submission of matters to a vote of security holders

Cintas’ Annual Shareholders’ meeting was held on October 18, 2005, at which the following issues were voted upon by shareholders:

Issue No. 1

         Authority to elect nine Directors.

Name	Shares For	Shares - Withheld Authority
Richard T. Farmer	146,108,177	3,998,023
Robert J. Kohlhepp	146,141,910	3,964,290
Scott D. Farmer	147,177,166	2,929,034
Paul R. Carter	147,835,593	2,270,607
Gerald V. Dirvin	146,489,529	3,616,671
Robert J. Herbold	144,847,456	5,258,744
Joyce Hergenhan	147,122,012	2,984,188
Roger L. Howe	146,469,420	3,636,780
David C. Phillips	147,380,903	2,725,297

Issue No. 2

        Approval of the 2005 Equity Compensation Plan.

FOR 83,910,869 AGAINST 48,966,380 ABSTAIN 841,253 BROKER NON-VOTES 16,387,698

Issue No. 3

        Ratification of Ernst & Young LLP as our independent registered public accounting firm for fiscal 2006.

FOR 148,311,621 AGAINST 1,097,073 ABSTAIN 697,506 BROKER NON-VOTES 0

Issue No. 4

        Proposal to adopt a policy that the Chairman of the Board of Directors be an independent director who has not previously served as an executive officer of Cintas.

FOR 35,930,959 AGAINST 95,789,648 ABSTAIN 1,999,093 BROKER NON-VOTES 16,386,500

Issue No. 5

        Proposal to adopt a policy that the director nominees be elected by the affirmative vote of the majority of votes cast at the Annual Meeting of Shareholders.

FOR 45,776,592 AGAINST 86,743,192 ABSTAIN 1,198,718 BROKER NON-VOTES 16,387,698

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

Date: January 6, 2006	CINTAS CORPORATION (Registrant) BY: /s/William C. Gale —————————————— Wiliam C. Gale Senior Vice President and Chief Financial Officer (Chief Accounting Officer)