Form 10-Q
period 2006-02-28
CINTAS CORP
filed 2006-04-07
CIK 723254

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended February 28, 2006

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to __________

Commission file number 0-11399

CINTAS CORPORATION
(Exact name of registrant as specified in its charter)

WASHINGTON	31-1188630
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6800 CINTAS BOULEVARD P.O. BOX 625737 CINCINNATI, OHIO 45262-5737
(Address of principal executive offices) (Zip Code)

(513) 459-1200
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   [X]        No  [   ]

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12 b-2 of the Exchange Act).

         Large Accelerated Filer   [X}                   Accelerated Filer [  ]                   Non-Accelerated Filer [  ]

        Indicate by check mark whether the registrant is a shell copany (as defined in Rule 12b-2 of the Exchange Act).    Yes   [  ]        No  [X]

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding March 31, 2006
Common Stock, no par value	168,148,930

CINTAS CORPORATION

INDEX

Part I.    Financial Information

        Item 1.    Financial Statements.

                       Consolidated Condensed Statements of Income -
                            Three Months and Nine Months Ended
                             February 28, 2006 and February 29, 2005

                       Consolidated Condensed Balance Sheets -
                            February 28, 2006 and May 31, 2005

                       Consolidated Condensed Statements of Cash Flows -
                            Nine Months Ended February 28, 2006 and 2005

                       Notes to Consolidated Condensed Financial Statements

        Item 2.    Management's Discussion and Analysis of Financial
                            Condition and Results of Operations.

        Item 3.    Quantitative and Qualitative Disclosures About
                            Market Risk.

        Item 4.    Controls and Procedures.

Part II.   Other Information

        Item 1.    Legal Proceedings.

        Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        Item 5.    Other Information.

        Item 6.    Exhibits.

Signatures

Certifications	Page No. 3 4 5 6 23 30 31 32 32 33 33 33 34 35

CINTAS CORPORATION
ITEM 1. FINANCIAL STATEMENTS.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
(In thousands except per share data)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2006	2005	2006	2005
Revenue:
Rentals	$631,322	$582,619	$1,890,920	$1,748,086
Other services	205,099	172,622	604,761	509,951

	836,421	755,241	2,495,681	2,258,037
Costs and expenses (income):
Cost of rentals	350,655	320,724	1,039,738	961,767
Cost of other services	132,796	113,063	397,024	340,023
Selling and administrative expenses	223,269	203,912	666,618	597,152
Interest income	(1,925)	(2,149)	(4,959)	(4,785)
Interest expense	7,239	6,499	22,059	18,550

	712,034	642,049	2,120,480	1,912,707

Income before income taxes	124,387	113,192	375,201	345,330

Income taxes	46,642	41,860	139,950	127,772

Net income	$77,745	$71,332	$235,251	$217,558

Basic earnings per share	$.47	$.42	$1.40	$1.27

Diluted earnings per share	$.46	$.41	$1.39	$1.26

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands except share data)

	February 28, 2006	May 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$48,043	$43,196
Marketable securities	202,758	266,232
Accounts receivable, net	358,033	326,896
Inventories, net	207,921	216,412
Uniforms and other rental items in service	322,044	305,450
Prepaid expenses	9,161	8,358

Total current assets	1,147,960	1,166,544

Property and equipment, at cost, net	848,899	817,198

Goodwill	1,123,795	889,538
Service contracts, net	180,104	146,596
Other assets, net	61,606	39,868

	$3,362,364	$3,059,744

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$62,031	$69,296
Accrued compensation and related liabilities	40,332	38,710
Accrued liabilities	216,371	166,428
Income taxes:
Current	37,105	32,864
Deferred	49,175	41,883
Long-term debt due within one year	4,284	7,300

Total current liabilities	409,298	356,481

Long-term debt due after one year	634,193	465,291

Deferred income taxes	134,342	133,837

Shareholders' equity:
Preferred stock, no par value:
100,000 shares authorized, none outstanding	--	--
Common stock, no par value:
425,000,000 shares authorized,
FY 2006: 172,477,911 issued and 168,116,977 outstanding
FY 2005: 172,127,502 issued and 170,658,601 outstanding	121,052	114,171
Retained earnings	2,212,419	2,035,992
Treasury stock:
FY 2006: 4,360,934 shares
FY 2005: 1,468,901 shares	(172,374)	(58,204)
Other accumulated comprehensive income (loss):
Foreign currency translation	28,593	13,507
Unrealized loss on derivatives	(5,159)	(1,331)

Total shareholders' equity	2,184,531	2,104,135

	$3,362,364	$3,059,744

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended February 28,
	2006	2005
Cash flows from operating activities:

Net income	$235,251	$217,558
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	94,014	89,459
Amortization of deferred charges	24,130	20,726
Deferred income taxes	7,797	6,856
Change in current assets and liabilities, net of
acquisitions of businesses:
Accounts receivable	(14,187)	(12,119)
Inventories	11,984	(27,143)
Uniforms and other rental items in service	(11,240)	(252)
Prepaid expenses	(790)	(1,319)
Accounts payable	(9,210)	3,476
Accrued compensation and related liabilities	1,622	(185)
Accrued liabilities	(32,293)	(24,816)
Income taxes payable	4,241	15,984

Net cash provided by operating activities	311,319	288,225

Cash flows from investing activities:

Capital expenditures	(102,080)	(100,956)
Proceeds from sale or redemption of marketable securities	74,820	35,099
Purchase of marketable securities	(11,346)	(164,065)
Acquisitions of businesses, net of cash acquired	(327,983)	(82,186)
Other	(13,830)	(1,877)

Net cash used in investing activities	(380,419)	(313,985)

Cash flows from financing activities:

Proceeds from issuance of debt	173,000	--
Repayment of debt	(7,068)	(7,264)
Stock options exercised	6,175	3,844
Repurchase of common stock	(114,170)	--
Other	16,010	13,683

Net cash provided by financing activities	73,947	10,263

Net increase (decrease) in cash and cash equivalents	4,847	(15,497)

Cash and cash equivalents at beginning of period	43,196	87,357

Cash and cash equivalents at end of period	$48,043	$71,860

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

Interim results are subject to variations and are not necessarily indicative of the results of operations for a full fiscal year. This is especially true in the second and third quarters of fiscal 2006 given the effects of weather events and the significant increase in fuel costs. In the opinion of management, adjustments (which include only normal recurring adjustments) necessary for a fair statement of the consolidated results of the interim periods shown have been made.

Certain prior year amounts have been reclassified to conform to current year presentation.

2.    New Accounting Standard

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (revised 2004), Share-Based Payment, (Statement 123R), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation.  Generally, the approach in Statement 123R is similar to the approach described in Statement 123.  However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of income based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for public entities (excluding small business issuers) no later than the beginning of the first fiscal year beginning after June 15, 2005. Cintas will adopt this Statement on June 1, 2006. Cintas is in the process of determining the impact that the adoption of Statement 123R will have on its consolidated financial position and results of operations.

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

3.    Earnings per Share

The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective periods:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2006	2005	2006	2005
Numerator:
Net income	$77,745	$71,332	$235,251	$217,558

Denominator:
Denominator for basic earnings per
share-weighted average shares	168,038	171,802	168,321	171,629

Effect of dilutive securities-
employee stock options	561	988	594	1,071

Denominator for diluted earnings per
share-adjusted weighted average
shares and assuming conversions	168,599	172,790	168,915	172,700

Basic earnings per share	$.47	$.42	$1.40	$1.27

Diluted earnings per share	$.46	$.41	$1.39	$1.26

4.     Goodwill, Service Contracts and Other Assets

Changes in the carrying amount of goodwill and service contracts for the nine months ended February 28, 2006, by operating segment, are as follows:

	Rentals	Other Services	Total
Goodwill
Balance as of June 1, 2005	$701,422	$188,116	$889,538

Goodwill acquired	159,095	73,392	232,487

Foreign currency translation	1,493	277	1,770

Balance as of February 28, 2006	$862,010	$261,785	$1,123,795

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

	Rentals	Other Services	Total
Service Contracts
Balance as of June 1, 2005	$118,350	$28,246	$146,596
Service contracts acquired	32,670	19,000	51,670
Service contracts amortization	(15,532)	(4,898)	(20,430)
Foreign currency translation	2,193	75	2,268

Balance as of February 28, 2006	$137,681	$42,423	$180,104

Information regarding Cintas’ service contracts and other assets follows:

	As of February 28, 2006
	Carrying Amount	Accumulated Amortization	Net
Service contracts	$289,710	$109,606	$180,104

Noncompete and
consulting agreements	$57,827	$19,054	$38,773
Other	26,139	3,306	22,833

Total	$83,966	$22,360	$61,606

	As of May 31, 2005
	Carrying Amount	Accumulated Amortization	Net
Service contracts	$236,179	$89,583	$146,596

Noncompete and
consulting agreements	$36,158	$17,163	$18,995
Other	23,671	2,798	20,873

Total	$59,829	$19,961	$39,868

Amortization expense was $24,130 and $20,726 for the nine months ended February 28, 2006 and February 28, 2005, respectively. Estimated amortization expense, excluding any future acquisitions, for each of the next five years is $33,743, $37,565, $34,768, $32,223 and $29,073, respectively.

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

From time to time, Cintas uses interest rate swap and lock agreements as hedges against variability in short-term interest rates. These agreements effectively convert a portion of the floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. Cintas uses the Hypothetical Derivative Method for measuring the effectiveness of these swaps. There are no interest rate swap agreements outstanding as of February 28, 2006. When outstanding, the effectiveness of these swaps is reviewed at least every fiscal quarter. Cintas also uses reverse interest rate swap agreements to convert a portion of fixed rate debt to a floating rate basis, thus hedging for changes in the fair value of the fixed rate debt being hedged. These agreements involve the receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the agreements without an exchange of underlying principal amount. The mark-to-market values of both the fair value hedging instruments and the underlying debt obligations are equal and recorded as offsetting gains and losses in current period earnings. Cintas has determined that the current reverse interest rate swap agreements, designated as fair value hedges, qualify for treatment under the short-cut method of measuring effectiveness. Under the provisions of Statement 133, these hedges are determined to be perfectly effective and there is no requirement to periodically evaluate effectiveness. Cintas terminated its reverse interest rate swap agreements on September 1, 2005, thereby converting $225,000 in long-term debt back to fixed rate debt with an effective interest rate of 5.13%.

Cintas entered into two interest rate lock agreements as part of the Omni acquisition in fiscal 2002. The amortization of the cash flow hedge, pertaining to these lock agreements, resulted in a credit to other comprehensive income of $72 for the three months ended February 28, 2006, and $218 for the nine months ended February 28, 2006.

During the third quarter of fiscal 2006, Cintas entered into a cash settled forward starting swap to protect forecasted interest payments from interest rate movement for an anticipated $200,000 debt issuance in 2007. The Hypothetical Derivative Method will be used to measure hedge effectiveness. Cintas expects that the forward starting swap will be perfectly effective as the critical terms of the anticipated debt issuance will perfectly offset the hedged cash flows of the forecasted interest payments. Over the next eighteen months, if the 30-year Treasury rate increases, the bank will make a payment to Cintas. Conversely, if the 30-year Treasury rate decreases, Cintas will pay the bank. These payments will increase or decrease cash with an offset to other comprehensive income in shareholders’ equity and will be amortized to earnings over the term of the debt issuance in 2007.

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

Cintas has certain significant covenants related to debt agreements. These covenants limit Cintas’ ability to incur certain liens, to engage in sale-leaseback transactions and to merge, consolidate or sell all or substantially all of Cintas’ assets. These covenants also require Cintas to maintain certain debt to capitalization and interest coverage ratios. Cross default provisions exist between certain debt instruments. Cintas is in compliance with all of the significant debt covenants for all periods presented. Were a default of a significant covenant to occur, the default could result in an acceleration of indebtedness, impair liquidity and limit the ability to raise future capital. Cintas’ debt, net of cash and marketable securities, is $387,676. For the nine months ended February 28, 2006, net cash provided by operating activities was $311,319. Capital expenditures were approximately $102,080 for the same period.

6.    Stock-Based Compensation

Cintas follows the disclosure requirements of FASB Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, but continues to apply Accounting Principles Board Opinion No. 25 as the method used to account for stock-based employee compensation arrangements. See Note 2 entitled New Accounting Standard regarding a new accounting standard for share-based payments, which Cintas will adopt on June 1, 2006. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2006	2005	2006	2005

Net income, as reported	$77,745	$71,332	$235,251	$217,558
Deduct: Total stock-based
employee compensation expense
determined under fair value based
method for all awards, net of
related tax effects	1,151	2,170	3,396	6,450

Pro forma net income	$76,594	$69,162	$231,855	$211,108

Earnings per share:
Basic - as reported	$.47	$.42	$1.40	$1.27

Basic - pro forma	$.46	$.40	$1.38	$1.23

Diluted - as reported	$.46	$.41	$1.39	$1.26

Diluted - pro forma	$.45	$.40	$1.37	$1.22

During fiscal 2005, the Compensation Committee of the Board of Directors approved a resolution to accelerate the vesting for certain “out-of-the-money” options. The options which were accelerated were provided to employees during fiscal 2000, 2001, 2002 and 2003. The Compensation Committee approved this acceleration in order to provide these employees the increased benefit of exercising these options when they become in-the-money and to avoid recognizing future compensation expense related to outstanding options under SFAS No. 123(R). After amendment of all underlying option agreements, compensation expense to be recognized in the statement of income during the first year of adoption of SFAS No. 123(R) was reduced by approximately $3,500.

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

7.    Comprehensive Income

Total comprehensive income represents the net change in shareholders’ equity during a period from sources other than transactions with shareholders and, as such, includes net earnings. For Cintas, the only components of total comprehensive income are the change in cumulative foreign currency translation adjustments and the change in the fair value of the forecasted cash flows associated with a derivative accounted for as a cash flow hedge. The components of comprehensive income for the three and nine month periods ended February 28, 2006 and February 28, 2005 are as follows:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2006	2005	2006	2005
Net income	$77,745	$71,332	$235,251	$217,558

Other comprehensive income:
Foreign currency translation adjustment	4,299	(5,158)	15,086	11,339
Net unrealized income on cash flow hedges	72	73	218	218
Net unrealized loss on interest rate swap	(4,046)	--	(4,046)	--

Comprehensive income	$78,070	$66,247	$246,509	$229,115

8.    Segment Information

Cintas classifies its businesses into two operating segments, Rentals and Other Services, based on the similar economic characteristics of the products and services within each segment. The Rentals operating segment reflects the rental and servicing of uniforms and other garments, mats, mops and shop towels. In addition to these rental items, we also provide restroom and hygiene products and services within this segment. The Other Services operating segment consists of the direct sale of uniforms and related items, first aid, safety and fire protection products and services, document management services and branded promotional products. Both segments provide these products and services throughout the United States and Canada to businesses of all types – from small service and manufacturing companies to major corporations that employ thousands of people.

Information as to the operations of Cintas’ different business segments is set forth below based on the distribution of products and services offered. Cintas evaluates performances based on several factors of which the primary financial measures are business segment revenue and income before income taxes.

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

	Rentals	Other Services	Corporate	Total
For the three months
ended February 28, 2006
Revenue	$631,322	$205,099	$--	$836,421

Income (loss) before income taxes	$109,523	$20,178	$(5,314)	$124,387

For the three months
ended February 28, 2005
Revenue	$582,619	$172,622	$--	$755,241

Income (loss) before income taxes	$102,277	$15,265	$(4,350)	$113,192

As of and for the nine months
ended February 28, 2006
Revenue	$1,890,920	$604,761	$--	$2,495,681

Income (loss) before income taxes	$339,017	$53,284	$(17,100)	$375,201

Total assets	$2,491,807	$619,756	$250,801	$3,362,364

As of and for the nine months
ended February 28, 2005
Revenue	$1,748,086	$509,951	$--	$2,258,037

Income (loss) before income taxes	$316,013	$43,082	$(13,765)	$345,330

Total assets	$2,228,303	$459,431	$367,789	$3,055,523

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

Cintas is a defendant in a purported class action lawsuit, Paul Veliz, et al., v. Cintas Corporation, filed on March 19, 2003, in the United States District Court, Northern District of California, Oakland Division, alleging that Cintas violated certain federal and state wage and hour laws applicable to its service sales representatives, whom Cintas considers exempt employees, and asserting additional related ERISA claims. On August 23, 2005, an amended complaint was filed alleging additional state law wage and hour claims under the following state laws: Arkansas, Kansas, Kentucky, Maine, Maryland, Massachusetts, Minnesota, New Mexico, Ohio, Oregon, Pennsylvania, Rhode Island, Washington, West Virginia and Wisconsin. The plaintiffs are seeking unspecified monetary damages, injunctive relief or both. Cintas denies these claims and is defending the plaintiffs’ allegations. On February 14, 2006, the Court ordered a majority of the opt-in plaintiffs to arbitrate their claims in accordance with the terms of their Cintas employment agreement. No determination has been made by the court or an arbitrator regarding class certification. There can be no assurance as to whether a class will be certified or, if a class is certified, as to the geographic or other scope of such class. If a court or arbitrator certifies a class in this action and there is an adverse verdict on the merits, or in the event of a negotiated settlement of the action, the resulting liability and/or any increased costs of operations on an ongoing basis could be material to Cintas. Any estimated liability relating to this lawsuit is not determinable at this time.

CINTAS CORPORATION NOTES
TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

Cintas is also a defendant in a purported class action lawsuit, Robert Ramirez, et al., v. Cintas Corporation, filed on January 20, 2004, and pending in the United States District Court, Northern District of California, San Francisco Division. The case was brought on behalf of all past and present female, African-American and Hispanic applicants and employees of Cintas and its subsidiaries. The complaint alleges that Cintas has engaged in a pattern and practice of discriminating against women and minorities in recruitment, hiring, promotions, transfers, job assignments and pay. The complaint seeks injunctive relief, compensatory damages, punitive damages and attorney’s fees, among other things. Cintas denies these claims and is defending the plaintiffs’ allegations. The court has ordered four of the named plaintiffs to arbitrate their claims. On April 27, 2005, the United States Equal Employment Opportunity Commission (EEOC) intervened in order to participate in this lawsuit. No filings or determination has been made in regard to the lawsuit as to class certification. There can be no assurance as to whether a class will be certified or, if a class is certified, as to the geographic or other scope of such class. Several related proceedings with similar allegations and seeking similar relief damages and fees are pending, including a class action lawsuit, Mirna E. Serrano, et al., v. Cintas Corporation, filed on May 10, 2004, in the United States District Court for the Eastern District of Michigan, Southern Division on behalf of female service sales representative job applicants at all Cintas locations in Michigan. On September 6, 2005, a Magistrate Judge granted Plaintiffs’ motion for leave to file a second amended complaint to expand the lawsuit to a nationwide claim. On November 15, 2005, the EEOC intervened in Serrano to participate in the lawsuit in continuation of an EEOC charge filed on April 17, 2000, by Mirna Serrano with the EEOC Detroit District office. On February 24, 2006, a motion to intervene in Serrano was filed by intervening Plaintiffs Colleen Grindle, et al., on behalf of a nationwide subclass and an Ohio subclass of female employees in Cintas’ Rental Division who were allegedly denied hire, promotion or transfer to a SSR position. On July 15, 2005, the EEOC terminated the processing of an administrative action filed on December 15, 2004, by James Morgan with the EEOC Washington, D.C. office and the California Department of Fair Employment and Housing alleging racial discrimination in compensation and training opportunities and issued a right to sue letter. On August 3, 2005, Morgan joined the Ramirez lawsuit. On November 2, 2005, the Court entered an order requiring Morgan to arbitrate all of his claims for monetary damages. In addition, a class action lawsuit, Larry Houston, et al., v. Cintas Corporation, was filed on August 3, 2005, in the United States District Court for the Northern District of California on behalf of African-American managers alleging racial discrimination. On November 22, 2005, the Court entered an order requiring the named plaintiffs in the Houston lawsuit to arbitrate all of their claims for monetary damages. If there is an adverse verdict or a negotiated settlement of these actions, the resulting liability and/or any increased costs of operations on an ongoing basis could be material to Cintas. Any estimated liability relating to these proceedings is not determinable at this time.

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

##

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

Cintas is also a defendant in a lawsuit, J. Lester Alexander, III vs. Cintas Corp., et al., which was originally filed on October 25, 2004, and is currently pending in the United States Bankruptcy Court for the Middle District of Alabama, Eastern Division.  The case was brought by J. Lester Alexander, III, the Chapter 7 Trustee (the “Trustee”) of Terry Manufacturing Company, Inc. (“TMC”) and Terry Uniform Company, LLC (“TUC”), against Cintas in Randolph County, Alabama.  The Trustee seeks damages against Cintas for allegedly breaching fiduciary duties to TMC and TUC and for allegedly aiding and abetting breaches of fiduciary duties by others to those entities.  The complaint also includes allegations that Cintas breached certain limited liability company agreements, or alternatively, misrepresented its intention to perform its obligations in those agreements and acted as alter egos of the bankrupt TMC and is therefore liable for all of TMC’s debts.  The Trustee is seeking $50,000 in compensatory damages and $100,000 in punitive damages.  Cintas denies these claims and is vigorously defending itself against all claims in the complaint. If there is an adverse verdict on the merits or in the event of a negotiated settlement of this lawsuit, the resulting liability could be material to Cintas.  Any estimated liability relating to this lawsuit is not determinable at this time.

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

Condensed consolidating financial statements for Cintas, Corp. 2, the subsidiary guarantors and non-guarantors are presented below:

CONDENSED CONSOLIDATING INCOME STATEMENT
THREE MONTHS ENDED FEBRUARY 28, 2006

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non-Guarantors	Eliminations	Cintas Corporation Consolidated
Revenue:
Rentals	$--	$462,276	$129,045	$40,139	$(138)	$631,322
Other services	--	271,594	108,688	12,976	(188,159)	205,099
Equity in net income of affiliates	77,745	--	--	--	(77,745)	--

	77,745	733,870	237,733	53,115	(266,042)	836,421
Costs and expenses (income):
Cost of rentals	--	291,750	76,548	24,038	(41,681)	350,655
Cost of other services	--	200,937	73,736	8,712	(150,589)	132,796
Selling and administrative expenses	--	209,097	1,560	11,998	614	223,269
Interest income	--	(1,398)	(60)	(467)	--	(1,925)
Interest expense	--	7,155	(1,007)	1,091	--	7,239

	--	707,541	150,777	45,372	(191,656)	712,034

Income before income taxes	77,745	26,329	86,956	7,743	(74,386)	124,387
Income taxes	--	10,155	33,516	2,971	--	46,642

Net income	$77,745	$16,174	$53,440	$4,772	$(74,386)	$77,745

CONDENSED CONSOLIDATING INCOME STATEMENT
THREE MONTHS ENDED FEBRUARY 28, 2005

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non-Guarantors	Eliminations	Cintas Corporation Consolidated
Revenue:
Rentals	$--	$429,797	$118,689	$34,220	$(87)	$582,619
Other services	--	172,531	81,942	11,604	(93,455)	172,622
Equity in net income of affiliates	71,332	--	--	--	(71,332)	--

	71,332	602,328	200,631	45,824	(164,874)	755,241
Costs and expenses (income):
Cost of rentals	--	263,438	68,427	20,870	(32,011)	320,724
Cost of other services	--	87,682	86,708	7,546	(68,873)	113,063
Selling and administrative expenses	--	194,028	(10,292)	12,876	7,300	203,912
Interest income	--	(1,787)	(3)	(359)	--	(2,149)
Interest expense	--	6,466	(906)	939	--	6,499

	--	549,827	143,934	41,872	(93,584)	642,049

Income before income taxes	71,332	52,501	56,697	3,952	(71,290)	113,192
Income taxes	--	5,635	34,546	1,679	--	41,860

Net income	$71,332	$46,866	$22,151	$2,273	$(71,290)	$71,332

CONDENSED CONSOLIDATING INCOME STATEMENT
NINE MONTHS ENDED FEBRUARY 28, 2006

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non-Guarantors	Eliminations	Cintas Corporation Consolidated
Revenue:
Rentals	$--	$1,387,723	$388,746	$114,842	$(391)	$1,890,920
Other services	--	859,090	310,624	40,064	(605,017)	604,761
Equity in net income of affiliates	235,251	--	--	--	(235,251)	--

	235,251	2,246,813	699,370	154,906	(840,659)	2,495,681
Costs and expenses (income):
Cost of rentals	--	870,459	228,966	67,876	(127,563)	1,039,738
Cost of other services	--	643,181	212,625	26,165	(484,947)	397,024
Selling and administrative expenses	--	633,979	(1,683)	34,184	138	666,618
Interest income	--	(3,631)	(257)	(1,071)	--	(4,959)
Interest expense	--	21,872	(3,000)	3,187	--	22,059

	--	2,165,860	436,651	130,341	(612,372)	2,120,480

Income before income taxes	235,251	80,953	262,719	24,565	(228,287)	375,201
Income taxes	--	30,853	100,115	8,982	--	139,950

Net income	$235,251	$50,100	$162,604	$15,583	$(228,287)	$235,251

CONDENSED CONSOLIDATED INCOME STATEMENT
NINE MONTHS ENDED FEBRUARY 28, 2005

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non-Guarantors	Eliminations	Cintas Corporation Consolidated
Revenue:
Rentals	$--	$1,295,310	$354,544	$98,471	$(239)	$1,748,086
Other services	--	537,885	239,427	29,081	(296,442)	509,951
Equity in net income of affiliates	217,558	--	--	--	(217,558)	--

	217,558	1,833,195	593,971	127,552	(514,239)	2,258,037
Costs and expenses (income):
Cost of rentals	--	792,017	210,097	58,542	(98,889)	961,767
Cost of other services	--	366,660	168,260	18,505	(213,402)	340,023
Selling and administrative expenses	--	565,350	(23,079)	29,774	25,107	597,152
Interest income	--	(3,976)	(9)	(800)	--	(4,785)
Interest expense	--	18,276	(2,556)	2,830	--	18,550

	--	1,738,327	352,713	108,851	(287,184)	1,912,707

Income before income taxes	217,558	94,868	241,258	18,701	(227,055)	345,330
Income taxes	--	17,056	104,413	6,303	--	127,772

Net income	$217,558	$77,812	$136,845	$12,398	$(227,055)	$217,558

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF FEBRUARY 28, 2006

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non-Guarantors	Eliminations	Cintas Corporation Consolidated
Assets
Current assets:
Cash and cash equivalents	$--	$13,180	$8,075	$26,788	$--	$48,043
Marketable securities	--	161,893	--	40,865	--	202,758
Accounts receivable, net	--	239,710	110,680	18,957	(11,314)	358,033
Inventories, net	--	185,135	25,027	8,848	(11,089)	207,921
Uniforms and other rental items in service	--	261,930	75,559	18,747	(34,192)	322,044
Prepaid expenses	--	6,420	2,156	585	--	9,161

Total current assets	--	868,268	221,497	114,790	(56,595)	1,147,960

Property and equipment, at cost, net	--	603,936	199,750	45,213	--	848,899
Goodwill	--	299,112	804,658	20,025	--	1,123,795
Service contracts, net	--	117,307	55,834	6,963	--	180,104
Other assets, net	1,754,674	65,069	893,085	178,268	(2,829,490)	61,606

	$1,754,674	$1,953,692	$2,174,824	$365,259	$(2,886,085)	$3,362,364

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$(465,247)	$4,020	$484,496	$749	$38,013	$62,031
Accrued compensation and related liabilities	--	27,872	10,437	2,023	--	40,332
Accrued liabilities	58,824	183,130	(30,276)	4,738	(45)	216,371
Income taxes:
Current	--	9,924	26,080	1,101	--	37,105
Deferred	--	--	47,797	1,378	--	49,175
Long-term debt due within one year	--	3,549	907	--	(172)	4,284

Total current liabilities	(406,423)	228,495	539,441	9,989	37,796	409,298

Long-term debt due after one year	--	641,165	(59,074)	86,998	(34,896)	634,193
Deferred income taxes	--	10,222	119,252	4,868	--	134,342
Total shareholders' equity	2,161,097	1,073,810	1,575,205	263,404	(2,888,985)	2,184,531

	$1,754,674	$1,953,692	$2,174,824	$365,259	$(2,886,085)	$3,362,364

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MAY 31, 2005

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non-Guarantors	Eliminations	Cintas Corporation Consolidated
Assets
Current assets:
Cash and cash equivalents	$--	$13,259	$12,570	$17,367	$--	$43,196
Marketable securities	--	226,658	--	39,574	--	266,232
Accounts receivable, net	--	237,152	93,109	9,025	(12,390)	326,896
Inventories, net	--	199,236	24,120	9,087	(16,031)	216,412
Uniforms and other rental items in service	--	250,222	74,887	16,584	(36,243)	305,450
Prepaid expenses	--	5,781	1,989	588	--	8,358

Total current assets	--	932,308	206,675	92,225	(64,664)	1,166,544

Property and equipment, at cost, net	--	599,757	176,648	40,793	--	817,198

Goodwill	--	140,405	734,113	15,020	--	889,538
Service contracts, net	--	95,560	43,727	7,309	--	146,596
Other assets, net	1,626,712	44,757	829,890	164,544	(2,626,035)	39,868

	$1,626,712	$1,812,787	$1,991,053	$319,891	$(2,690,699)	$3,059,744

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$(465,247)	$91,255	$402,657	$2,618	$38,013	$69,296
Accrued compensation and related liabilities	--	28,287	8,523	1,900	--	38,710
Accrued liabilities	--	191,123	(28,212)	4,479	(962)	166,428
Income taxes:
Current	--	(640)	32,232	1,301	(29)	32,864
Deferred	--	--	40,635	1,248	--	41,883
Long-term debt due within one year	--	6,588	871	--	(159)	7,300

Total current liabilities	(465,247)	316,613	456,706	11,546	36,863	356,481

Long-term debt due after one year	--	471,750	(52,413)	78,778	(32,824)	465,291
Deferred income taxes	--	10,222	119,212	4,403	--	133,837
Total shareholders' equity	2,091,959	1,014,202	1,467,548	225,164	(2,694,738)	2,104,135

	$1,626,712	$1,812,787	$1,991,053	$319,891	$(2,690,699)	$3,059,744

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED FEBRUARY 28, 2006

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated
Cash flows from operating activities:
Net income	$235,251	$50,100	$162,604	$15,583	$(228,287)	$235,251
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation	--	57,851	31,449	4,714	--	94,014
Amortization of deferred charges	--	13,499	8,524	2,107	--	24,130
Deferred income taxes	--	--	7,202	595	--	7,797
Changes in current assets and liabilities,
net of acquisitions of businesses:
Accounts receivable	--	7,307	(10,486)	(9,932)	(1,076)	(14,187)
Inventories	--	16,692	(5)	239	(4,942)	11,984
Uniforms and other rental items in service	--	(6,354)	(672)	(2,163)	(2,051)	(11,240)
Prepaid expenses	--	(639)	(154)	3	--	(790)
Accounts payable	--	(87,513)	80,184	(1,881)	--	(9,210)
Accrued compensation and related liabilities	--	(415)	1,914	123	--	1,622
Accrued liabilities	--	(15,207)	(18,103)	100	917	(32,293)
Income taxes payable	--	10,564	(6,152)	(200)	29	4,241

Net cash provided by (used in) operating activities	235,251	45,885	256,305	9,288	(235,410)	311,319

Cash flows from investing activities:
Capital expenditures	--	(43,263)	(49,794)	(9,023)	--	(102,080)
Proceeds from sale or redemption of marketable securities	--	65,075	--	9,745	--	74,820
Purchase of marketable securities	--	(310)	--	(11,036)	--	(11,346)
Acquisitions of businesses, net of cash acquired	--	(228,965)	(94,449)	(4,569)	--	(327,983)
Other	(127,962)	(5,141)	(107,847)	(8,290)	235,410	(13,830)

Net cash (used in) provided by investing activities	(127,962)	(212,604)	(252,090)	(23,173)	235,410	(380,419)

Cash flows from financing activities:
Proceeds from issuance of debt	--	173,000	--	--	--	173,000
Repayment of debt	--	(6,578)	(8,710)	8,220	--	(7,068)
Stock options exercised	6,175	--	--	--	--	6,175
Repurchase of common stock	(114,170)	--	--	--	--	(114,170)
Other	706	218	--	15,086	--	16,010

Net cash (used in) provided by financing activities	(107,289)	166,640	(8,710)	23,306	--	73,947

Net (decrease) increase in cash and cash equivalents	--	(79)	(4,495)	9,421	--	4,847
Cash and cash equivalents at beginning of period	--	13,259	12,570	17,367	--	43,196

Cash and cash equivalents at end of period	$--	$13,180	$8,075	$26,788	$--	$48,043

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED FEBRUARY 28, 2005

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated
Cash flows from operating activities:
Net income	$217,558	$77,812	$136,845	$12,398	$(227,055)	$217,558
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation	--	56,443	28,641	4,375	--	89,459
Amortization of deferred charges	--	13,265	5,712	1,749	--	20,726
Deferred income taxes	--	--	6,140	716	--	6,856
Changes in current assets and liabilities,
net of acquisitions of businesses:
Accounts receivable	--	(5,294)	(5,145)	(591)	(1,089)	(12,119)
Inventories	--	(31,484)	2,645	(2,112)	3,808	(27,143)
Uniforms and other rental items in service	--	(208)	(5,412)	(321)	5,689	(252)
Prepaid expenses	--	353	(1,175)	(497)	--	(1,319)
Accounts payable	--	44,100	(50,149)	9,525	--	3,476
Accrued compensation and related liabilities	--	(931)	524	222	--	(185)
Accrued liabilities	--	(7,087)	(18,543)	(116)	930	(24,816)
Income taxes payable	--	11,459	4,729	(204)	--	15,984

Net cash provided by (used in) operating activities	217,558	158,428	104,812	25,144	(217,717)	288,225

Cash flows from investing activities:
Capital expenditures	--	(60,672)	(33,756)	(6,528)	--	(100,956)
Proceeds from sale or redemption of marketable securities	--	33,287	--	1,812	--	35,099
Purchase of marketable securities	--	(130,256)	--	(33,809)	--	(164,065)
Acquisitions of businesses, net of cash acquired	--	(4,565)	(77,206)	(415)	--	(82,186)
Other	(223,528)	(611)	11,649	(9,030)	219,643	(1,877)

Net cash (used in) provided by investing activities	(223,528)	(162,817)	(99,313)	(47,970)	219,643	(313,985)

Cash flows from financing activities:
Repayment of debt	--	(6,559)	(6,041)	7,262	(1,926)	(7,264)
Stock options exercised	3,844	--	--	--	--	3,844
Other	2,126	218	--	11,339	--	13,683

Net cash provided by (used in) financing activities	5,970	(6,341)	(6,041)	18,601	(1,926)	10,263

Net decrease in cash and cash equivalents	--	(10,730)	(542)	(4,225)	--	(15,497)
Cash and cash equivalents at beginning of period	--	56,455	8,057	22,845	--	87,357

Cash and cash equivalents at end of period	$--	$45,725	$7,515	$18,620	$--	$71,860

CINTAS CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BUSINESS STRATEGY

We are North America’s leading provider of corporate identity uniforms through rental and sales programs, as well as a significant provider of related business services, including entrance mats, restroom products and services, restroom cleaning services, first aid, safety and fire protection products and services, document management services and cleanroom services. Our products and services are designed to enhance our customers’ images and to provide additional safety and protection in the workplace.

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

Continuous cost containment and product and process innovation are considered hallmarks of our organization. In order to sustain these efforts, we implemented a Six Sigma effort within Cintas. Six Sigma is an analytical process that assists companies in improving quality and customer satisfaction while reducing cycle time and operating costs. We are pleased with our progress in this endeavor and are optimistic about the improved efficiencies that this process will continue to yield to Cintas.

We continue to leverage our size and core competencies to become a more valued business service provider to our current and future customers. We will also continue to supplement our internal growth with strategic acquisitions and through the cultivation of new businesses.

RESULTS OF OPERATIONS

Cintas classifies its businesses into two operating segments, Rentals and Other Services, based on the similar economic characteristics of the products and services within each segment. The Rentals operating segment reflects the rental and servicing of uniforms and other garments, mats, mops and shop towels. In addition to these rental items, we also provide our restroom and hygiene products and services within this segment. The Other Services operating segment consists of the direct sale of uniforms and related items, first aid, safety and fire protection products and services, document management services and branded promotional products. Both segments provide these products and services throughout the United States and Canada to businesses of all types — from small service and manufacturing companies to major corporations that employ thousands of people.

Three Months Ended February 2006 Compared to Three Months Ended February 2005

Revenue, Expenses and Income

Revenue Comparison

Total revenue increased 10.7% for the three months ended February 28, 2006, over the same period in fiscal 2005. Internal growth for this period was 7.7%. The remaining 3.0% represents growth derived mainly through the acquisitions of uniform and mat rental businesses in our Rentals segment and acquisitions of first aid, safety and fire protection businesses and document management businesses within our Other Services segment.

Net Rentals revenue increased 8.4% for the three months ended February 28, 2006, over the same period in the prior fiscal year. Rentals operating segment internal growth for the third quarter of fiscal 2006 was 7.5% as compared to the three months ended February 28, 2005, when adjusted for the impact of the hurricanes. This increase is primarily due to the sale of new rental programs to customers, offset by lost business. The remaining growth was generated primarily through the acquisition of uniform and mat rental businesses.

Other Services revenue increased 18.8% for the three months ended February 28, 2006, over the same period in the prior year. Other Services operating segment internal growth for the third quarter of fiscal 2006 was 9.5% as compared to the three months ended February 28, 2005, when adjusted for the impact of the hurricanes. This internal growth was generated primarily through the increased direct sale of uniforms to national customers and increased sales of first aid and safety products and services and document management services to customers. The additional growth was generated through a combination of acquisitions of first aid, safety and fire protection businesses and document management businesses.

Expense Comparison

Cost of rentals consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other rental items. Cost of rentals increased 9.3% for the three months ended February 28, 2006, as compared to the three months ended February 28, 2005. This increase reflects the growth in Rentals revenue and a 40% increase in Rentals energy costs, offset by various operational efficiencies. Rentals energy costs were approximately $28 million for the three months ended February 28, 2006, versus approximately $20 million for the same period in the prior year. Cost of rentals increased as a percent to Rentals revenue to 55.5% for the three months ended February 28, 2006, as compared to 55.0% for the three months ended February 28, 2005. This 0.5% increase reflects a Rentals energy charge increase of 1.0% of Rentals revenue, offset by various operational efficiencies.

Cost of other services consists primarily of cost of goods sold (predominantly uniforms and first aid products), delivery expenses and distribution expenses. Cost of other services increased 17.5% for the three months ended February 28, 2006, as compared to the three months ended February 28, 2005. This increase was mainly due to increased sales in this segment. Gross margin within this segment may fluctuate depending on the type of product or service sold, as more cost efficient sourcing is employed and as products which require additional services or specialization generate higher gross margins. For example, tailored garments that incorporate high levels of design and customization tend to generate higher gross margins than work wear and standard catalog items. Generally, the gross margin for Other Services is in the 30% to 35% range. The current quarter’s gross margin is 35.3%, which is slightly above that general range, mainly due to product mix.

Selling and administrative expenses increased 9.5% for the three months ended February 28, 2006, as compared to the three months ended February 28, 2005. Selling and administrative expenses as a percent of revenue decreased 0.3% for the three months ended February 28, 2006, as compared to the three months ended February 28, 2005. This decrease on a percent to revenue basis reflects the improved leverage of higher sales in both Rentals and Other Services. In order to accelerate revenue growth, we continue to increase our sales force, marketing plans and sales promotions. These measures combined to increase our selling costs by approximately $5 million over the prior year. In addition, administrative expenses increased by approximately $3 million as a result of increases in medical and retirement benefits.

We expect recent increases in fuel costs to continue to negatively impact our operating results in coming quarters, except to the extent we are able to offset such costs with price increases and increased operating efficiencies. Our Gulf Coast operations continue to be negatively impacted by the hurricanes Katrina, Rita and Wilma. While physical damage to our facilities is minimal, many of our customers in the region have yet to reopen or to return to pre-hurricane staffing levels. This lower business volume will continue to have an impact on our results. We are actively pursuing settlement of our losses related to these hurricanes with our insurance carrier. We do not yet have a clear indication of when a settlement agreement will be resolved, nor can we be sure of the amount, if any, we will receive.

Net interest expense (interest expense less interest income) was $5.3 million for the three months ended February 28, 2006, compared to $4.4 million for the same period in the prior fiscal year. This increase in net interest expense is primarily due to increased interest rates on our outstanding debt and the increased level of borrowing used to fund the stock repurchase program.

Cintas’ effective tax rate increased to 37.5% for the three months ended February 28, 2006, as compared to 37.0% for the three months ended February 28, 2005, due to changes in state tax laws. Our fiscal year to date effective tax rate is 37.3%.

Income Comparison

Net income increased 9.0% for the three months ended February 28, 2006, over the same period in fiscal 2005, primarily due to revenue growth. Diluted earnings per share increased 12.2% for the three months ended February 28, 2006, over the same period in the prior fiscal year.

Nine Months Ended February 2006 Compared to Nine Months Ended February 2005

Revenue, Expenses and Income

Revenue Comparison

Total revenue increased 10.5% for the nine months ended February 28, 2006, over the same period in fiscal 2005. Internal growth for this period was 8.1%. The remaining 2.4% represents growth derived mainly through the acquisitions of uniform and mat rental businesses in our Rentals segment and acquisitions of first aid, safety and fire protection businesses and document management businesses within our Other Services segment.

Net Rentals revenue increased 8.2% for the nine months ended February 28, 2006, over the same period in the prior fiscal year. Rentals operating segment internal growth through the third quarter of fiscal 2006 was 7.8% as compared to the nine months ended February 28, 2005, when adjusted for the impact of the hurricanes. This increase is primarily due to the sale of new rental programs to customers, offset by lost business. The remaining growth was generated primarily through the acquisition of uniform and mat rental businesses.

Other Services revenue increased 18.6% for the nine months ended February 28, 2006, over the same period in the prior year. Other Services operating segment internal growth through the third quarter of fiscal 2006 was 10.6% as compared to the nine months ended February 28, 2005, when adjusted for the impact of the hurricanes. This internal growth was generated primarily through the increased direct sale of uniforms to national customers and increased sales of first aid and safety products and services and document management services to customers. The additional growth was generated through a combination of acquisitions of first aid, safety and fire protection businesses and document management businesses.

Expense Comparison

Cost of rentals consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other rental items. Cost of rentals increased 8.1% for the nine months ended February 28, 2006, as compared to the nine months ended February 28, 2005. This increase reflects the growth in Rentals revenue and a 34% increase in Rentals energy costs, offset by various operational efficiencies. Rentals energy costs were approximately $74.7 million for the nine months ended February 28, 2006, versus approximately $55.8 million for the same period in the prior year. Cost of rentals as a percent to Rentals revenue was 55.0% for both the nine months ended February 28, 2006 and 2005. The cost of rentals as a percent to Rentals revenue for the nine months ended February 28, 2006 reflects a Rentals energy charge increase of 1.0% of Rentals revenue compared to the nine months ended February 28, 2005.

Cost of other services consists primarily of cost of goods sold (predominantly uniforms and first aid products), delivery expenses and distribution expenses. Cost of other services increased 16.8% for the nine months ended February 28, 2006, as compared to the nine months ended February 28, 2005. This increase was mainly due to increased sales in this segment. Gross margin within this segment may fluctuate depending on the type of product or service sold, as more cost efficient sourcing is employed and as products which require additional services or specialization generate higher gross margins. For example, tailored garments that incorporate high levels of design and customization tend to generate higher gross margins than work wear and standard catalog items. Generally, the gross margin for Other Services is in the 30% to 35% range. The current year to date gross margin is 34.4%, which is at the upper end of that general range, mainly due to product mix.

Selling and administrative expenses increased 11.6% for the nine months ended February 28, 2006, as compared to the nine months ended February 28, 2005. Selling and administrative expenses increased primarily due to higher selling expenses. In order to accelerate revenue growth, we continue to increase our sales force, marketing plans and sales promotions. These measures combined to increase our selling costs by approximately $17 million over the prior year. The cost of providing medical and retirement benefits to our employees increased $12.7 million, representing a 14.4% increase over the prior year. In addition, administrative expenses increased by $3.9 million as a result of an increase in the bad debt reserve and by $4.6 million as a result of an increase in professional services relating to the outsourcing of certain human resource functions.

Recent increases in fuel costs will continue to negatively impact our operating results in coming quarters, except to the extent we are able to offset such costs with price increases and increased operating efficiencies. Our Gulf Coast operations continue to be negatively impacted by the hurricanes Katrina, Rita and Wilma. While physical damage to our facilities is minimal, many of our customers in the region have yet to reopen or to return to pre-hurricane staffing levels. This lower business volume will continue to have an impact on our results. We are actively pursuing settlement of our losses related to these hurricanes with our insurance carrier. We do not yet have a clear indication of when a settlement agreement will be resolved, nor can we be sure of the amount, if any, we will receive.

Net interest expense (interest expense less interest income) was $17.1 million for the nine months ended February 28, 2006, compared to $13.8 million for the same period in the prior fiscal year. This increase in net interest expense is due to increased interest rates on our outstanding debt and the increased level of borrowing used to fund the stock repurchase program.

Cintas’ effective tax rate increased to 37.3% for the nine months ended February 28, 2006, as compared to 37.0% for the nine months ended February 28, 2005, due to changes in state tax laws.

Income Comparison

Net income increased 8.1% for the nine months ended February 28, 2006, over the same period in fiscal 2005, primarily due to revenue growth. Diluted earnings per share increased 10.3% for the nine months ended February 28, 2006, over the same period in the prior fiscal year.

Financial Condition

At February 28, 2006, there was $251 million in cash, cash equivalents and marketable securities, a decrease of $59 million from May 31, 2005. This decrease was primarily due to funding the shareholder dividend, recent acquisitions and the repurchasing of our company stock, as discussed below. Capital expenditures were approximately $102 million for the nine months ended February 28, 2006. We expect capital expenditures for the year to be between $130 and $140 million. Cash, cash equivalents and marketable securities will be used to finance future acquisitions, capital expenditures, expansion and additional repurchases under the stock repurchase program as detailed below. We believe that our current cash position, funds generated from operations and the strength of our banking relationships are sufficient to meet our anticipated operational and capital requirements.

Net property and equipment increased by $32 million from May 31, 2005 to February 28, 2006, due to our continued investment in rental facilities and equipment. At the end of the third quarter of fiscal 2006, Cintas had two uniform rental facilities under construction.

During fiscal 2006, Cintas has executed its $500 million stock repurchase program that the Board of Directors authorized and announced in May 2005. No shares were repurchased in the three months ended February 28, 2006. For the nine months ended February 28, 2006, Cintas purchased approximately 2.9 million shares of Cintas stock at an average price of $39.48 per share for a total purchase price of approximately $114 million. From the inception of the stock repurchase program through March 31, 2006, Cintas has purchased approximately 4.4 million shares of Cintas stock at an average price of $39.53 per share for a total purchase price of approximately $172 million. The Board did not specify an expiration date for this program.

Following is information regarding Cintas’ long-term contractual obligations and other commitments outstanding as of February 28, 2006:

(In thousands)	Payments Due by Period
Long-term contractual obligations	Total	One year or less	Two to three years	Four to five years	After five Years
Long-term debt (1)	$636,009	$3,696	$401,762	$764	$229,787
Capital lease obligations (2)	2,468	588	1,252	268	360
Operating leases (3)	47,530	15,546	20,803	6,446	4,735
Interest payments (4)	110,679	34,260	30,852	27,618	17,949
Interest swap agreements (5)	--	--	--	--	--
Unconditional purchase obligations	--	--	--	--	--

Total contractual cash obligations	$796,686	$54,090	$454,669	$35,096	$252,831

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

(1)	Long-term debt primarily consists of $450,000 in long-term notes related to the Omni acquisition.
(2)	Capital lease obligations are classified as debt on the balance sheet.
(3)	Operating leases consist primarily of building leases and synthetic leases on two corporate jets.
(4)	Interest payments include interest on both fixed and variable rate debt. Rates have been assumed to increase 25 basis points for the remainder of fiscal 2006, an additional 25 basis points in fiscal 2007, an additional 25 basis points in fiscal 2008, an additional 25 basis points in fiscal 2009 and then remain constant in future years.
(5)	Reference Note 5 entitled Debt, Derivatives and Hedging Activities of “Notes to Consolidated Condensed Financial Statements” for a detailed discussion of interest swap agreements.

(In thousands)	Amount of Commitment Expiration Per Period
Other commercial commitments	Total	One year or less	Two to three years	Four to five years	After five Years
Lines of credit (1)	$400,000	$--	$--	$400,000	$--
Standby letter of credit (2)	62,809	62,809	--	--	--
Guarantees	--	--	--	--	--
Standby repurchase obligations	--	--	--	--	--
Other commercial commitments	--	--	--	--	--

Total commercial commitments	$462,809	$62,809	$--	$400,000	$--

(1)	Back-up facility for the commercial paper program.
(2)	Support certain outstanding debt and self-insured workers’ compensation and general liability insurance programs.

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

Cintas is a defendant in a purported class action lawsuit, Paul Veliz, et al., v. Cintas Corporation, filed on March 19, 2003, in the United States District Court, Northern District of California, Oakland Division, alleging that Cintas violated certain federal and state wage and hour laws applicable to its service sales representatives, whom Cintas considers exempt employees, and asserting additional related ERISA claims. On August 23, 2005, an amended complaint was filed alleging additional state law wage and hour claims under the following state laws: Arkansas, Kansas, Kentucky, Maine, Maryland, Massachusetts, Minnesota, New Mexico, Ohio, Oregon, Pennsylvania, Rhode Island, Washington, West Virginia and Wisconsin. The plaintiffs are seeking unspecified monetary damages, injunctive relief or both. Cintas denies these claims and is defending the plaintiffs’ allegations. On February 14, 2006, the Court ordered a majority of the opt-in plaintiffs to arbitrate their claims in accordance with the terms of their Cintas employment agreement. No determination has been made by the court or an arbitrator regarding class certification. There can be no assurance as to whether a class will be certified or, if a class is certified, as to the geographic or other scope of such class. If a court or arbitrator certifies a class in this action and there is an adverse verdict on the merits, or in the event of a negotiated settlement of the action, the resulting liability and/or any increased costs of operations on an ongoing basis could be material to Cintas. Any estimated liability relating to this lawsuit is not determinable at this time.

Cintas is also a defendant in a purported class action lawsuit, Robert Ramirez, et al., v. Cintas Corporation, filed on January 20, 2004, and pending in the United States District Court, Northern District of California, San Francisco Division. The case was brought on behalf of all past and present female, African-American and Hispanic applicants and employees of Cintas and its subsidiaries. The complaint alleges that Cintas has engaged in a pattern and practice of discriminating against women and minorities in recruitment, hiring, promotions, transfers, job assignments and pay. The complaint seeks injunctive relief, compensatory damages, punitive damages and attorney’s fees, among other things. Cintas denies these claims and is defending the plaintiffs’ allegations. The court has ordered four of the named plaintiffs to arbitrate their claims. On April 27, 2005, the United States Equal Employment Opportunity Commission (EEOC) intervened in order to participate in this lawsuit. No filings or determination has been made in regard to the lawsuit as to class certification. There can be no assurance as to whether a class will be certified or, if a class is certified, as to the geographic or other scope of such class. Several related proceedings with similar allegations and seeking similar relief damages and fees are pending, including a class action lawsuit, Mirna E. Serrano, et al., v. Cintas Corporation, filed on May 10, 2004, in the United States District Court for the Eastern District of Michigan, Southern Division on behalf of female service sales representative job applicants at all Cintas locations in Michigan. On September 6, 2005, a Magistrate Judge granted Plaintiffs’ motion for leave to file a second amended complaint to expand the lawsuit to a nationwide claim. On November 15, 2005, the EEOC intervened in Serrano to participate in the lawsuit in continuation of an EEOC charge filed on April 17, 2000, by Mirna Serrano with the EEOC Detroit District office. On February 24, 2006, a motion to intervene in Serrano was filed by intervening Plaintiffs Colleen Grindle, et al., on behalf of a nationwide subclass and an Ohio subclass of female employees in Cintas’ Rental Division who were allegedly denied hire, promotion or transfer to a SSR position. On July 15, 2005, the EEOC terminated the processing of an administrative action filed on December 15, 2004, by James Morgan with the EEOC Washington, D.C. office and the California Department of Fair Employment and Housing alleging racial discrimination in compensation and training opportunities and issued a right to sue letter. On August 3, 2005, Morgan joined the Ramirez lawsuit. On November 2, 2005, the Court entered an order requiring Morgan to arbitrate all of his claims for monetary damages. In addition, a class action lawsuit, Larry Houston, et al., v. Cintas Corporation, was filed on August 3, 2005, in the United States District Court for the Northern District of California on behalf of African-American managers alleging racial discrimination. On November 22, 2005, the Court entered an order requiring the named plaintiffs in the Houston lawsuit to arbitrate all of their claims for monetary damages. If there is an adverse verdict or a negotiated settlement of these actions, the resulting liability and/or any increased costs of operations on an ongoing basis could be material to Cintas. Any estimated liability relating to these proceedings is not determinable at this time.

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

Cintas is also a defendant in a lawsuit, J. Lester Alexander, III vs. Cintas Corp., et al., which was originally filed on October 25, 2004, and is currently pending in the United States Bankruptcy Court for the Middle District of Alabama, Eastern Division.  The case was brought by J. Lester Alexander, III, the Chapter 7 Trustee (the “Trustee”) of Terry Manufacturing Company, Inc. (“TMC”) and Terry Uniform Company, LLC (“TUC”), against Cintas in Randolph County, Alabama.  The Trustee seeks damages against Cintas for allegedly breaching fiduciary duties to TMC and TUC and for allegedly aiding and abetting breaches of fiduciary duties by others to those entities.  The complaint also includes allegations that Cintas breached certain limited liability company agreements, or alternatively, misrepresented its intention to perform its obligations in those agreements and acted as alter egos of the bankrupt TMC and is therefore liable for all of TMC’s debts.  The Trustee is seeking $50,000 in compensatory damages and $100,000 in punitive damages.  Cintas denies these claims and is vigorously defending itself against all claims in the complaint. If there is an adverse verdict on the merits or in the event of a negotiated settlement of this lawsuit, the resulting liability could be material to Cintas.  Any estimated liability relating to this lawsuit is not determinable at this time.

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

Outlook

As we look forward to the remainder of fiscal 2006, our outlook remains positive, but guarded. Our revenue and profits continue to increase at healthy rates despite the negative impacts from hurricanes Katrina, Rita and Wilma as well as increased energy costs. While these events and circumstances will continue to have an impact on our results, we expect continued growth in revenues and profits in our businesses. Overall performance will be largely driven by external market conditions.

We expect our effective tax rate to be consistent with the year to date level for the remainder of the fiscal year.

Although no shares were repurchased in the third quarter, we will continue to evaluate the stock repurchase program authorized by the Board of Directors in fiscal 2005.

In the marketplace, competition and related pricing pressure will continue; however, we believe cost containment initiatives, technological advances and continued leverage of our infrastructure will soften or offset any impact.

We will continue to supplement our internal growth with strategic acquisitions when appropriate opportunities arise.

Like most other companies, we experienced, and anticipate continuing to experience, increased costs for wages and benefits, including medical benefits. Changes in energy costs and changes in federal and state tax laws also have the potential to impact our results.

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

ITEM 4.
CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

With the participation of Cintas’ management, including Cintas’ Chief Executive Officer and President, Chief Financial Officer, General Counsel and Controllers, Cintas has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of February 28, 2006. Based on such evaluation, Cintas’ management, including Cintas’ Chief Executive Officer and President, Chief Financial Officer, General Counsel and Controllers, have concluded that Cintas’ disclosure controls and procedures were effective as of February 28, 2006, in ensuring (i) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is accumulated and communicated to Cintas’ management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in Cintas’ internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended February 28, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. See “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” on pages 53 and 54 of our most recent annual report.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements. Forward-looking statements may be identified by words such as “estimates”, “anticipates”, “projects”, “plans”, “expects”, “intends”, “believes”, “seeks”, “could”, “should”, “may” and “will” or the negative versions thereof and similar expressions and by the context in which they are used. Such statements are based upon current expectations of Cintas and speak only as of the date made. These statements are subject to various risks, uncertainties and other factors that could cause actual results to differ from those set forth in or implied by this Quarterly Report. Factors that might cause such a difference include, but are not limited to, the possibility of greater than anticipated operating costs including energy costs, lower sales volumes, the performance and costs of integration of acquisitions, fluctuations in costs of materials and labor including increased medical costs, costs and possible effects of union organizing activities, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, the cost, results and ongoing assessment of internal controls for financial reporting required by the Sarbanes-Oxley Act of 2002, the initiation or outcome of litigation, higher assumed sourcing or distribution costs of products, the disruption of operations from catastrophic events, changes in federal and state tax laws and the reactions of competitors in terms of price and service. Cintas undertakes no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

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

Wage and Hour Litigation: Paul Veliz, et al., v. Cintas Corporation, United States District Court, Northern District of California, Oakland Division, March 19, 2003. On August 23, 2005, an amended complaint was filed alleging additional state law wage and hour claims under the following state laws: Arkansas, Kansas, Kentucky, Maine, Maryland, Massachusetts, Minnesota, New Mexico, Ohio, Oregon, Pennsylvania, Rhode Island, Washington, West Virginia and Wisconsin.

Race and Gender Litigation and Related Charges: Robert Ramirez, et al., v. Cintas Corporation, United States District Court, Northern District of California, San Francisco Division, January 20, 2004; On April 27, 2005 the EEOC intervened in Ramirez; Mirna E. Serrano, et al., v. Cintas Corporation, United States District Court for the Eastern District of Michigan, Southern Division, May 10, 2004; On November 15, 2005, the EEOC intervened in Serrano; Larry Houston, et al., v. Cintas Corporation, United States District Court for the Northern District of California, August 3, 2005; On November 22, 2005, the named plaintiffs in Houston were ordered to arbitration; EEOC charge filed by an EEOC Commissioner on November 30, 2004 with the EEOC Systemic Litigation Unit; EEOC charge filed by Jennifer Fargo on January 24, 2005 with the Augusta Human Relations Commission and the EEOC Detroit District; EEOC charge filed by Clifton Cooper on March 23, 2005 with the EEOC Systemic Litigation Unit; EEOC charge filed by Melissa Schulz on April 25, 2005 with the EEOC Systemic Litigation Unit and the Oregon Bureau of Labor and Industries, Civil Rights Division and EEOC charge filed by Mattie Cooper on June 10, 2005 with the EEOC Systemic Litigation Unit. A previously disclosed EEOC charge filed by James Morgan on December 15, 2004, with the EEOC Washington, D.C. office and the California Department of Fair Employment and Housing was terminated on July 15, 2005, and a right to sue letter was issued. On August 3, 2005, Morgan joined the Ramirez lawsuit. On November 2, 2005, the EEOC issued a dismissal and notice of rights letter and closed its file on a previously disclosed EEOC charge filed by Lorelei Reynolds on March 28, 2005, with the EEOC Birmingham District office.

Breach of Fiduciary Duties: J. Lester Alexander, III vs. Cintas Corp., et al., United States Bankruptcy Court for the Middle District of Alabama, Eastern Division, October 25, 2004.

       Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c) On May 2, 2005, Cintas announced that the Board of Directors authorized a $500 million stock repurchase program at market prices. The Board did not specify an expiration date for this program.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan	Maximum approximate dollar value of shares that may yet be purchased under the plan
December 2005	--	--	4,360,934	$327,625,981
January 2006	--	--	4,360,934	$327,625,981
February 2006	--	--	4,360,934	$327,625,981

Total	--	--	4,360,934	$327,625,981

During fiscal 2006, Cintas has executed its $500 million stock repurchase program that the Board of Directors authorized and announced in May 2005. No shares were repurchased in the three months ended February 28, 2006. For the nine months ended February 28, 2006, Cintas purchased approximately 2.9 million shares of Cintas stock at an average price of $39.48 per share for a total purchase price of approximately $114 million. As such, from the inception of the stock repurchase program through March 31, 2006, Cintas has purchased a total of approximately 4.4 million shares of Cintas stock at an average price of $39.53 per share for a total purchase price of approximately $172 million. The maximum approximate dollar value of shares that may yet be purchased under the plan as of March 31, 2006, is $327,625,981.

During the third quarter of fiscal 2006, Cintas also acquired 14,446 shares as payment received from employees upon the exercise of options under the stock option plan.

      Item 5.    Other Information

On January 24, 2006, Cintas declared an annual cash dividend of $.35 per share on outstanding common stock, a 9 percent increase over the dividends paid in the prior year. The dividend was paid on March 14, 2006, to shareholders of record as of February 7, 2006.

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

Date: April 7, 2006	CINTAS CORPORATION (Registrant) /s/William C. Gale —————————————— William C. Gale Senior Vice President and Chief Financial Officer (Chief Accounting Officer)