Form 10-K
period 2006-05-31
CINTAS CORP
filed 2006-08-11
CIK 723254

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Fiscal Year Ended May 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-11399

CINTAS CORPORATION

(Exact name of registrant as specified in its charter)

Incorporated under	IRS Employer ID
the Laws of Washington	No. 31-1188630
(State or other jurisdiction
of incorporation or organization)

6800 Cintas Boulevard
P.O. Box 625737
Cincinnati, Ohio 45262-5737
(Address of principal executive offices)

Phone: (513) 459-1200
(Telephone number of principal executive offices)

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, No Par Value
(Title of class)

Securities Registered Pursuant to Section 12(g) of the Act:

None

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the Common Stock held by non-affiliates as of November 30, 2005, was $7,512,621,962 based on a closing sale price of $44.72 per share.  As of July 31, 2006, 172,797,254 shares of Common Stock were issued and 160,663,118 shares were outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement to be filed with the Commission for its 2006 Annual Meeting are incorporated by reference in Part II and Part III as specified.

16851-1-da-19.doc - Items10111213And14OfPartIiiAreInc_175931

CINTAS CORPORATION
INDEX TO ANNUAL REPORT
ON FORM 10-K

PART I

ITEM 1.
BUSINESS

Cintas Corporation, a Washington corporation, provides highly specialized products and services to businesses of all types throughout the United States and Canada.  Cintas’ products and services are designed to enhance its customers’ images and brand identification as well as provide a safe and efficient work place.  Cintas was founded in 1968 by Richard T. Farmer, Chairman of the Board, when he left his family’s industrial laundry business in order to develop uniform programs using an exclusive new fabric.  In the early 1970s, Cintas acquired the family industrial laundry business.  Over the years, Cintas developed additional products and services that complemented its core uniform business and broadened the scope of products and services available to its customers.

The products and services provided by Cintas are as follows:

•                  Uniforms and Apparel

•                  Mats, Mops and Towels

•                  Restroom and Hygiene Service

•                  First Aid and Safety

•                  Fire Protection

•                  Branded Promotional Products

•                  Document Shredding and Storage

•                  Cleanroom Resources

•                  Flame Resistant Clothing

These products and services are provided to over 700,000 businesses of all types – from small service and manufacturing companies to major corporations that employ thousands of people.  No individual customer accounts for greater than one-half of one percent of Cintas’ total revenues.  As a result, the loss of one account would not have a significant financial impact on Cintas.

Cintas classifies its business into two operating segments, Rentals and Other Services, based on the similar economic characteristics of the products and services within each segment. The Rentals operating segment reflects the rental and servicing of uniforms and other garments, mats, mops and shop towels.  In addition to these rental items, we also provide restroom and hygiene products and services within this segment.  The Other Services operating segment consists of the direct sale of uniforms and related items, first aid, safety and fire protection products and services, document management services and branded promotional products.

The following table sets forth the revenues derived from each operating segment provided by Cintas:

	Year Ended May 31
	2006	2005	2004
	(in thousands)

Rentals	$2,568,776	$2,363,397	$2,201,405
Other Services	834,832	703,886	612,654
	$3,403,608	$3,067,283	$2,814,059

See Note 13 entitled Segment Information in “Notes to Consolidated Financial Statements.”

The primary markets served by both Cintas operating segments are local in nature and highly fragmented.  Cintas competes with national, regional and local providers, and the level of competition varies at each of Cintas’ locations.  Product, design, price, quality, service and convenience to the customer are the competitive elements in both operating segments.

Within the Rentals operating segment, Cintas provides its products and services to customers via local delivery routes based out of rental processing plants and branches.  Within the Other Services operating segment, Cintas provides its products and services via its distribution network and local delivery routes or local representatives.  In total, Cintas has approximately 7,000 local delivery routes, 404 operations and 8 distribution centers.

Cintas purchases finished products from many outside suppliers.  In addition, Cintas operates twelve manufacturing facilities which provide for a substantial amount of its standard uniform needs.  Cintas purchases fabric, used in its manufacturing process, from several suppliers.  Cintas is not aware of any circumstances that would hinder its ability to continue obtaining these materials.

Cintas is subject to various environmental laws and regulations, as are other companies in the uniform rental industry.  While environmental compliance is not a material component of our costs, Cintas must incur capital expenditures and associated operating costs, primarily for water treatment and waste removal, on a regular basis.  Environmental spending related to water treatment and waste removal was approximately $16 million in fiscal 2006 and approximately $14 million in fiscal 2005.  Capital expenditures to limit or monitor hazardous substances were $2 million in fiscal 2006 and $4 million in fiscal 2005.  These expenditures were primarily related to the purchase of water treatment systems, which are depreciated over a useful life of ten years.  Cintas does not expect a material change in the cost of environmental compliance on a percent to sale basis and is not aware of any material non-compliance with environmental laws.

At May 31, 2006, Cintas employed approximately 32,000 employees of whom approximately 450 were represented by labor unions.  Since January 2003, Cintas has been the target of a corporate unionization campaign by Unite Here and the Teamsters unions.  These unions are attempting to pressure Cintas into surrendering its employees’ rights to a government-supervised election and unilaterally accept union representation.  This is unacceptable.  Cintas’ philosophy in regard to unions is straightforward:  We believe that employees have the right to say yes to union representation and the freedom to say no.  This campaign could be materially disruptive to our business and could materially adversely affect results of operations.  We will continue to vigorously oppose this campaign and to defend our employees’ rights.  Cintas considers its relationships with its employees to be satisfactory.

Cintas files annual and quarterly reports and proxy materials with the Securities and Exchange Commission.  The public may copy these materials at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580 Washington, D.C.  20549 and may obtain further information concerning the operation of the Public Reference Room by calling the SEC at (800) SEC-0330.  The SEC maintains an Internet site that contains the same information regarding Cintas that is filed electronically with the SEC.  The address of that site is: http://www.sec.gov.  Cintas’ Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and current reports on Form 8-K and amendments to those reports are posted on its website, www.cintas.com, as soon as practicable after filing with the SEC.

ITEM 1A.
RISK FACTORS

The statements in this section, as well as statements described elsewhere in this Form 10-K, or in other SEC filings, describe risks that could materially and adversely affect our business, financial condition and results of operations and the trading price of our debt or equity securities could decline.  These risks are not the only risks that we face.  Our business, financial condition and results of operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.

In addition, this section sets forth statements which constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995.

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

Also note that we provide the following cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our businesses. These are factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties.

General economic factors may adversely affect our financial performance.

General economic conditions, in North America and globally, may adversely affect our financial performance.  Higher levels of unemployment, inflation, tax rates and other changes in tax laws and other economic factors could adversely affect the demand for Cintas products and services.  Increases in labor costs including healthcare and insurance costs, higher material costs for items such as linens and textiles, higher fuel and other energy costs, higher interest rates, inflation, higher tax rates and other changes in tax laws and other economic factors could increase our costs of rentals and other services and selling and administrative expenses and could adversely affect our operating results.

Increased competition could adversely affect our financial performance.

We operate in highly competitive industries and compete with national, regional and local providers.  Product, design, price, quality, service and convenience to the customer are the competitive elements in these industries.  If existing or future competitors seek to gain or retain market share by reducing prices, Cintas may be required to lower prices, which would hurt our operating results. Cintas’ competitors also generally compete with Cintas for acquisition candidates, which can increase the price for acquisitions and reduce the number of available acquisition candidates.  In addition, our customers and prospects may decide to perform certain services in-house instead of outsourcing these services to Cintas.  These competitive pressures could adversely affect our sales and operating results.

Risks associated with the suppliers from whom our products are sourced could adversely affect our operating results.

The products we sell are sourced from a wide variety of domestic and international suppliers. Global sourcing of many of the products we sell is an important factor in our financial performance. All of our suppliers must comply with applicable laws, including labor and environmental laws, and otherwise be certified as meeting our required supplier standards of conduct. Our ability to find qualified suppliers who meet our standards, and to access products in a timely and efficient manner is a significant challenge, especially with respect to suppliers located and goods sourced outside the United States. Political and economic stability in the countries in which foreign suppliers are located, the financial stability of suppliers, suppliers’ failure to meet our supplier standards, labor problems experienced by our suppliers, the availability of raw materials to suppliers, currency exchange rates, transport availability and cost, inflation and other factors relating to the suppliers and the countries in which they are located are beyond our control. In addition, United States and Canadian foreign trade policies, tariffs and other impositions on imported goods, trade sanctions imposed on certain countries, the limitation on the importation of certain types of goods or of goods containing certain materials from other countries and other factors relating to foreign trade are beyond our control. These and other factors affecting our suppliers and our access to products could adversely affect our operating results.

An inability to open new, cost effective operating facilities may adversely affect our expansion efforts.

We plan to expand our presence in existing markets and enter new markets.  The opening of new operating facilities is necessary to gain the capacity required for this expansion.  Our ability to open new operating facilities depends on our ability to identify attractive locations, negotiate leases or real estate purchase agreements on acceptable terms, identify and obtain adequate utility and water sources, and comply with environmental regulations, zoning laws and other similar factors.  Any inability to effectively identify and manage these items may adversely affect our expansion efforts, and, consequently, adversely affect our financial performance.

Unionization campaigns could adversely affect our operating results.

Cintas continues to be the target of a corporate unionization campaign by several unions.  These unions are attempting to pressure Cintas into surrendering our employees’ rights to a government-supervised election by unilaterally accepting union representation.  We continue to vigorously oppose this campaign and defend our employees’ rights to a government-supervised election.  This campaign could be materially disruptive to our business and could materially adversely affect our operating results.

Compliance with environmental laws and regulations could result in significant costs that adversely affect our operating results.

Our operating locations are subject to environmental laws and regulations relating to the protection of the environment and health and safety matters, including those governing discharges of pollutants to the air and water, the management and disposal of hazardous substances and wastes and the clean-up of contaminated sites. The operation of our businesses entails risks under environmental laws and regulations. We could incur significant costs, including clean-up costs, fines and sanctions and claims by third parties for property damage and personal injury, as a result of violations of or liabilities under these laws and regulations. We are currently involved in a limited number of remedial investigations and actions at various locations.  While, based on information currently known to us, we believe that we maintain adequate reserves with respect to these matters, our liability could exceed forecasted amounts, and the imposition of additional clean-up obligations or the discovery of additional contamination at these or other sites could result in additional costs. In addition, potentially significant expenditures could be required to comply with environmental laws and regulations, including requirements that may be adopted or imposed in the future.

Under environmental laws, an owner or operator of real estate may be required to pay the costs of removing or remediating hazardous materials located on or emanating from property, whether or not the owner or operator knew of or was responsible for the presence of such hazardous materials.  While Cintas regularly engages in environmental due diligence in connection with acquisitions, we can give no assurance that locations that have been acquired or leased have been operated in compliance with environmental laws and regulations during prior periods or that future uses or conditions will not make us liable under these laws or expose us to third-party actions including tort suits.

We are subject to legal proceedings that may adversely affect our financial condition and operating results.

We are party to various litigation claims and legal proceedings.  Certain of these lawsuits or potential future lawsuits, if decided adversely to us or settled by us, may result in liability material to our financial condition and operating results.  We discuss these lawsuits and other litigation to which we are party in greater detail below under the caption “Item 3. Legal Proceedings” and in Note 12 to our consolidated financial statements.

Risks associated with our acquisition policy could adversely affect our operating results.

Historically, a portion of our growth has come from acquisitions.  We continue to evaluate opportunities for acquiring businesses that may supplement our internal growth.  However, there can be no assurance that we will be able to locate and purchase suitable acquisitions.  In addition, the success of any acquisition depends in part on our ability to integrate the acquired company.  The process of integrating acquired businesses may involve unforeseen difficulties and may require a disproportionate amount of our management’s attention and our financial and other resources.  Although we conduct due diligence investigations prior to each acquisition, there can be no assurance that we will discover all material liabilities of an acquired business for which we may be responsible as a successor owner or operator.  The failure to successfully integrate these acquired businesses or to discover such liabilities could adversely affect our operating results.

We may experience difficulties in attracting and retaining competent personnel in key positions.

We believe that part of our success is due to our corporate culture which has been imparted by management throughout our corporate organization.  This factor, along with our entire operation, depends on our ability to attract and retain key employees.  Competitive pressures within and outside our industry may make it more difficult and expensive for us to attract and retain key employees.

Unexpected events could disrupt our operations and adversely affect our operating results.

Unexpected events, including fires or explosions at facilities, natural disasters such as hurricanes and tornados, war or terrorist activities, unplanned outages, supply disruptions, failure of equipment or systems or changes in laws and/or regulations impacting our business, could adversely affect our operating results.  These events could result in customer disruption, physical damage to one or more key operating facilities, the temporary closure of one or more key operating facilities or the temporary disruption of information systems.

Failure to achieve and maintain effective internal controls could adversely affect our business and stock price.

Effective internal controls are necessary for us to provide reliable financial reports.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  While we continue to evaluate our internal controls, we cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future.  If we fail to maintain the adequacy of our internal controls or if we or our independent registered public accounting firm were to discover material weaknesses in our internal controls, as such standards are modified, supplemented or amended, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002.  Failure to achieve and maintain an effective internal control environment could cause us to be unable to produce reliable financial reports or prevent fraud.  This may cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

ITEM 2.
PROPERTIES

Cintas occupies 412 facilities located in 280 cities, of which 217 facilities are leased for various terms ranging from monthly to the year 2016.  Cintas expects that it will be able to renew its leases on satisfactory terms.  Of the twelve manufacturing facilities listed below, Cintas controls the operations of three of these manufacturing plants, but does not own or lease the real estate related to these operations.  All other properties are owned.  The corporate offices provide centrally located administrative functions including accounting, finance, marketing and computer system development and support. Cintas operates processing plants that house administrative, sales and service personnel and the necessary equipment involved in the cleaning of uniforms and bulk items, such as entrance mats and shop towels.  Branch operations provide administrative, sales and service functions. Cintas operates eight distribution centers and twelve manufacturing plants.  Cintas also operates first aid, safety and fire protection and document management facilities and direct sales offices.  Cintas considers the facilities it operates to be adequate for their intended use. Cintas owns or leases 12,617 vehicles.

The following chart provides additional information concerning Cintas’ facilities:

Type of Facility	# of Facilities

Rental Processing Plants	178

Rental Branches	95

First Aid, Safety and Fire Protection Facilities	63

Document Management Facilities	33

Distribution Centers	8	*

Manufacturing Facilities	12

Direct Sales Offices	23

Total	412

Rental processing plants, rental branches, distribution centers and manufacturing facilities are used in Cintas’ Rentals segment.  Rental processing plants, rental branches, first aid, safety and fire protection facilities, document management facilities, distribution centers, manufacturing facilities and direct sale offices are all used in the Other Services segment.

* Includes the Corporate office, which is attached to the distribution center in Cincinnati, OH.

ITEM 3.

LEGAL PROCEEDINGS

We discuss certain legal proceedings pending against us in Part II of this Annual Report on Form 10-K under the caption “Item 8. Financial Statements and Supplementary Data,” in Note 12 to our consolidated financial statements, which is captioned “Litigation and Other Contingencies,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Litigation and Other Contingencies.”  We refer you to those discussions for important information concerning those legal proceedings, including the basis for such actions and, where known, the relief sought. We provide the following additional information concerning those legal proceedings which sets forth the name of the lawsuit, the court in which the lawsuit is pending and the date on which the petition commencing the lawsuit was filed.

Wage and Hour Litigation: Paul Veliz, et al., v. Cintas Corporation, United States District Court, Northern District of California, Oakland Division, March 19, 2003. On August 23, 2005, an amended complaint was filed alleging additional state law wage and hour claims under the following state laws: Arkansas, Kansas, Kentucky, Maine, Maryland, Massachusetts, Minnesota, New Mexico, Ohio, Oregon, Pennsylvania, Rhode Island, Washington, West Virginia and Wisconsin. On February 14, 2006, the court permitted plaintiffs to file a second amended complaint alleging state law claims in the 15 states listed above only with respect to the putative class members that may litigate their claims in court.

Race and Gender Litigation and Related Charges: Robert Ramirez, et al., v. Cintas Corporation, United States District Court, Northern District of California, San Francisco Division, January 20, 2004; On April 27, 2005, the EEOC intervened in Ramirez; Mirna E. Serrano, et al., v. Cintas Corporation, United States District Court for the Eastern District of Michigan, Southern Division, May 10, 2004; On November 15, 2005, the EEOC intervened in Serrano; On May 11, 2006, the Ramirez African-American, Hispanic and female failure to hire into service sales representative position claims and the EEOC’s intervention were transferred to the Serrano case, the remaining claims in Ramirez were dismissed or compelled to arbitration; Larry Houston, et al., v. Cintas Corporation, United States District Court for the Northern District of California, August 3, 2005; On November 22, 2005, the named plaintiffs in Houston were ordered to arbitration; EEOC charge filed by an EEOC Commissioner on November 30, 2004, with the EEOC Systemic Litigation Unit; EEOC charge filed by Jennifer Fargo on January 24, 2005, with the Augusta Human Relations Commission and the EEOC Detroit District and an EEOC charge filed by Clifton Cooper on March 23, 2005, with the EEOC Systemic Litigation Unit. On May 18, 2006, the EEOC issued a dismissal and notice of rights and closed its file on the previously disclosed class action charge filed by Mattie Cooper on June 10, 2005, with the EEOC Systemic Litigation Unit. On May 26, 2006, the EEOC issued a dismissal and notice of rights and closed its file on the previously disclosed class action charge filed by Melissa Schulz on April 25, 2005, with the EEOC Systemic Litigation Unit and the Oregon Bureau of Labor and Industries, Civil Rights Division.

Breach of Fiduciary Duties:  J. Lester Alexander, III vs. Cintas Corp., et al., United States

Bankruptcy Court for the Middle District of Alabama, Eastern Division, October 25, 2004.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None in the fourth quarter of fiscal 2006.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY,

RELATED STOCKHOLDER MATTERS AND

ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Cintas Corporation’s Common Stock is traded on the NASDAQ Global Select Market under the symbol “CTAS”. The following table shows the high and low closing prices by quarter during the last two fiscal years:

Fiscal 2006

Quarter Ended	High	Low

May 2006	$44.30	$39.90
February 2006	45.40	39.78
November 2005	45.17	38.31
August 2005	45.49	37.51

Fiscal 2005

Quarter Ended	High	Low

May 2005	$44.55	$37.89
February 2005	46.87	41.77
November 2004	45.91	40.38
August 2004	48.06	39.51

Holders

At May 31, 2006, there were approximately 2,000 shareholders of record of Cintas’ Common Stock. Cintas believes that this represents approximately 66,000 beneficial owners.

Dividends

Dividends on the outstanding Common Stock have been paid annually and amounted to $0.35 per share, $0.32 per share and $0.29 per share in fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

Number of shares
	Number of shares		remaining available
	to be issued	Weighted average	for future issuance
	upon exercise of	exercise price of	under equity
Plan category	outstanding options (1)	outstanding options (1)	compensation plans
Equity compensation plans approved by shareholders	6,535,404	$40.08	13,853,250

Equity compensation plans not approved by shareholders	—	—	—

Total	6,535,404	$40.08	13,853,250

(1)             Excludes 128,075 unvested restricted stock units.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

None in the fourth quarter of fiscal 2006.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

On May 2, 2005, Cintas announced that the Board of Directors authorized a $500 million stock repurchase program at market prices. During fiscal 2006, Cintas purchased approximately 7.9 million shares of Cintas stock at an average price of $40.83 per share, for a total purchase price of approximately $323 million. The Board did not specify an expiration date for this program.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan	Maximum approximate dollar value of shares that may yet be purchased under the plan
March 2006	—	$—	—	$327,625,981

April 2006	1,773,740	41.78	6,134,674	253,519,157

May 2006	3,254,671	41.52	9,389,345	118,386,627

Total	5,028,411	$41.61	9,389,345	$118,386,627

In fiscal 2006, Cintas also acquired 73,848 shares as payment received from employees upon the exercise of options under the stock option plan.

In addition to the purchases made in fiscal 2006, Cintas has subsequently purchased 2.7 million shares of Cintas stock at an average price of $41.69 per share for a purchase price of approximately $114 million. From the inception of the stock repurchase program through July 21, 2006, Cintas has purchased a total of approximately 12.1 million shares of Cintas stock at an average price of $40.88 per share for a total purchase price of approximately $496 million. The maximum approximate dollar value of shares that may yet be purchased under the plan as of July 21, 2006, is approximately $4 million.

ITEM 6.

SELECTED FINANCIAL DATA

Eleven Year Financial Summary

(In thousands except per share and percentage data)

Years Ended May 31	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	10-Year Compd Growth
Revenue	$1,103,492	1,261,899	1,476,945	1,751,568	1,901,991	2,160,700	2,271,052	2,686,585	2,814,059	3,067,283	3,403,608	11.9	%(3)

Net Income	$98,956	118,557	133,654	138,939	193,387	222,451	234,251	249,253	272,205	300,518	327,178	12.7%

Pro Forma Net Income (1)	$94,151	112,763	128,704	138,939	193,387	222,451	234,251	249,253	272,205	300,518	327,178	13.3%

Basic EPS	$0.64	0.75	0.83	0.84	1.16	1.32	1.38	1.46	1.59	1.75	1.95	11.8%

Diluted EPS	$0.63	0.75	0.82	0.82	1.14	1.30	1.36	1.45	1.58	1.74	1.94	11.9%

Pro Forma Basic EPS (1)	$0.61	0.72	0.80	0.84	1.16	1.32	1.38	1.46	1.59	1.75	1.95	12.3%

Pro Forma Diluted EPS (1)	$0.60	0.71	0.79	0.82	1.14	1.30	1.36	1.45	1.58	1.74	1.94	12.5%

Dividends Per Share	$0.09	0.10	0.12	0.15	0.19	0.22	0.25	0.27	0.29	0.32	0.35	14.5%

Total Assets	$996,046	1,101,182	1,305,400	1,407,818	1,581,342	1,752,224	2,519,234	2,582,946	2,810,297	3,059,744	3,425,237	13.1%

Shareholders’ Equity	$553,701	650,603	756,795	871,423	1,042,876	1,231,315	1,423,759	1,646,332	1,887,969	2,104,135	2,087,963	14.2%

Return on Average Equity (2)	18.2%	18.7%	18.3%	17.1%	20.2%	19.6%	17.6%	16.2%	15.4%	15.1%	15.6%

Long-Term Debt	$237,550	227,799	307,633	283,581	254,378	220,940	703,250	534,763	473,685	465,291	794,454

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

(2)             Return on average equity using pro forma net income. Return on average equity is computed as net income divided by the average of shareholders’ equity. We believe that this calculation gives management and shareholders a good indication of Cintas’ historical performance.

(3)             Represents the 10-year compound annual growth rate based on revenue as restated for pooling of interests transactions noted above.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS STRATEGY

Cintas provides highly specialized products and services to businesses of all types throughout the United States and Canada. We are North America’s leading provider of corporate identity uniforms through rental and sales programs, as well as a significant provider of related business services, including entrance mats, restroom products and services, first aid, safety and fire protection products and services, document management services and branded promotional products. Our products and services are designed to enhance our customers’ images and to provide additional safety and protection in the workplace.

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

To pursue this strategy, we focus on the development of a highly talented and diverse team of employees (whom we call partners) – a team that is properly trained and motivated to service our customers. We support our partners’ service efforts by providing superior products with distinct competitive advantages, and we embrace technological advances.

Continuous cost containment and product and process innovation are considered hallmarks of our organization. In order to sustain these efforts, we employ a Six Sigma effort within Cintas. Six Sigma is an analytical process that assists companies in improving quality and customer satisfaction while reducing cycle time and operating costs. We are pleased with our progress in this endeavor and are optimistic about the improved efficiencies that this process has and will continue to yield to Cintas.

We continue to leverage our size and core competencies to become a more valued business service provider to our current and future customers. We will also continue to supplement our internal growth with strategic acquisitions and the cultivation of new businesses.

RESULTS OF OPERATIONS

Fiscal 2006 marked the 37th consecutive year of uninterrupted growth in sales and profits for Cintas. In addition to achieving this milestone, Cintas experienced healthy improvements in profits, cash flow and balance sheet strength.

Cintas classifies its businesses into two operating segments, Rentals and Other Services, based on the similar economic characteristics of the products and services within each segment. The Rentals operating segment reflects the rental and servicing of uniforms and other garments, mats, mops and shop towels. In addition to these rental items, we also provide our restroom and hygiene products and services within this segment. The Other Services operating segment consists of the direct sale of uniforms and related items, first aid, safety and fire protection products and services, document management services and branded promotional products. Both segments provide these products and services throughout the United States and Canada to businesses of all types - from small service and manufacturing companies to major corporations that employ thousands of people.

The following table sets forth certain consolidated statements of income data as a percentage of revenue by reporting segment and in total for the periods indicated:

	2006	2005	2004
Revenue:
Rentals	75.5%	77.1%	78.2%
Other services	24.5%	22.9%	21.8%

Total revenue	100.0%	100.0%	100.0%

Cost of sales:
Rentals	54.8%	54.8%	55.5%
Other services	64.9%	66.3%	66.1%

Total cost of sales	57.3%	57.5%	57.8%

Gross margin:
Rentals	45.2%	45.2%	44.5%
Other services	35.1%	33.7%	33.9%

Total gross margin	42.7%	42.5%	42.2%

Selling and administrative expenses	26.7%	26.4%	25.9%
Interest income	-0.2%	-0.2%	-0.1%
Interest expense	0.9%	0.8%	0.9%
Write-off of loan receivable	—	—	0.1%

Income before income taxes	15.3%	15.5%	15.4%

As evidenced above, our revenue growth was higher in Other Services versus Rentals during fiscal 2006 and fiscal 2005, resulting in a moderate shift in the percentage of revenue between our reporting segments. This shift was mainly driven by the acquisitions of first aid, safety and fire protection businesses and document management businesses. Information related to acquisitions is discussed in Note 8 entitled Acquisitions of “Notes to Consolidated Financial Statements.”

FISCAL 2006 COMPARED TO FISCAL 2005

Fiscal 2006 total revenue was $3.4 billion, an increase of 11.0% over fiscal 2005. Internal growth improved in fiscal 2006 to 7.8%, up from 6.3% in fiscal 2005. Our internal growth continues to be generated mainly through the continued sale of uniform rental programs to new customers and the increased penetration of ancillary products to our existing customer base. The remaining growth in total revenue was generated predominantly through acquisitions of rental, first aid, safety and fire protection service businesses and document management businesses. Information related to acquisitions is discussed in Note 8 entitled Acquisitions of “Notes to Consolidated Financial Statements.”

Rentals operating segment revenues consist predominantly of revenues derived from the rental of corporate identity uniforms and other garments, and the rental and/or sale of mats, mops, shop towels, restroom supplies and other rental services. Revenue from the Rentals segment increased 8.7% over fiscal 2005. The increase in Rentals revenue was primarily due to growth in the customer base as well as the continued penetration of ancillary products into our existing customer base. New business remained healthy as we experienced continued success in selling rental programs to new customers. We also continued to expand our rental market, with over half of our new business being comprised of customers who were first time users of uniform rental programs. Internal revenue growth for the Rentals segment was 7.3% in fiscal 2006 compared to 6.8% in fiscal 2005. We estimate that the effects of hurricanes Katrina, Rita and Wilma negatively impacted our Rentals internal growth rate by approximately 0.3%. The 1.4% of remaining growth in fiscal 2006 resulted from the acquisition of rental volume.

Other Services operating segment revenues are predominantly derived from the design, manufacture and direct sale of uniforms and related items, first aid, safety and fire protection products and services, document management services and branded promotional products. Other Services revenue increased 18.6% over fiscal 2005, primarily due to acquisitions of first aid, safety and fire protection businesses and document management businesses.

Internal revenue in the Other Services segment increased 9.6% over fiscal 2005. This increase was mainly driven by the growth of the sale of first aid, safety and fire protection products and services and document management services. We estimate that the effects of hurricanes Katrina, Rita and Wilma negatively impacted our Other Services internal growth rate by approximately 0.4%. Growth in the Other Services segment continues to be through an increase in the customer base and through further penetration of additional products and services into our existing customer base.

Cost of rentals increased 8.6% over fiscal 2005. Cost of rentals consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other rental items. The cost increase over fiscal 2005 was primarily driven by the growth in Rentals segment revenues. However, rising energy costs also contributed to this increase. Rentals energy costs increased 32% in fiscal 2006, from approximately $78 million in fiscal 2005 to approximately $102 million in fiscal 2006. Various cost containment initiatives implemented throughout the year helped offset the significant increase in energy costs. As a result, cost of rentals as of percent of Rentals revenues remained at 54.8% in both fiscal 2006 and fiscal 2005.

Increases in energy costs will continue to impact our operating results negatively in coming quarters, except to the extent we are able to offset such costs with price increases and increased operating efficiencies. Our New Orleans rental operation and Gulf Coast direct sale business continue to be impacted negatively by hurricanes Katrina, Rita and Wilma. While physical damage to our facilities was minimal, many of our customers in the region have yet to reopen or to return to pre-hurricane staffing levels. This lower business volume will continue to have an impact on our results. We are actively pursuing recoupment of our losses related to these hurricanes with our insurance carrier. We do not yet have a clear indication of when a recoupment agreement will be resolved, nor can we be sure of the amount we will receive.

Cost of other services increased 16.2% over fiscal 2005. Cost of other services consists primarily of cost of goods sold (predominantly uniforms and first aid products), delivery expenses and distribution expenses. The increase over fiscal 2005 was due to the growth in Other Services revenue, derived through a combination of internal growth and acquisitions. Gross margin within this segment may fluctuate depending on the type of product or service sold, as more cost efficient sourcing is employed and as products which require additional services or specialization generate higher gross margins. For example, tailored garments that incorporate high levels of design and customization tend to generate higher gross margins than work wear and standard catalog items. The gross margin for fiscal 2006 is 35.1%. The gross margin for Other Services has historically been in the 30% to 35% range. However, Six Sigma and other cost containment initiatives have allowed us to exceed this historical range. Due to the success of these initiatives and our continued efforts, we believe the future gross margins will be in the 32% to 37% range.

Selling and administrative expenses increased 12.1% over fiscal 2005. Selling and administrative expenses increased mainly due to higher selling expenses. In order to accelerate revenue growth, we have increased our sales force, marketing plans and sales promotions. These measures combined to increase our selling costs by approximately $24.0 million over the prior fiscal year. The cost of providing medical and retirement benefits to our employees increased $17.0 million, representing a 13.9% increase over the prior year. In addition, administrative expenses increased by $4.7 million as a result of an increase in the bad debt reserve and by $11.8 million as a result of an increase in professional services relating to legal and the outsourcing of certain human resource functions. Administrative expenses also increased by $5.2 million due to the amortization of intangibles, generated by new acquisitions.

Net interest expense (interest expense less interest income) increased $7.5 million from the prior fiscal year. This increase in net interest expense is due to increased interest rates on our outstanding debt and the increased level of borrowing used to fund acquisitions and the stock repurchase program.

Pre-tax income was $522 million, a 9.4% increase over fiscal 2005. Pre-tax income from the Rentals segment increased 8.6% over the prior year due to higher rental revenue and various cost containment initiatives, which offset the increases in selling expenses, medical and energy costs. Pre-tax income for the Other Services segment increased 24.7% from the prior year mainly due to increased revenue and cost containment initiatives.

Cintas’ effective tax rate was 37.3% for fiscal 2006 which is comparable to the 37.0% in fiscal 2005 (see also Note 7 entitled Income Taxes of “Notes to Consolidated Financial Statements” and the Outlook section below).

Net income for fiscal 2006 of $327 million was an 8.9% increase over fiscal 2005, and diluted earnings per share of $1.94 was an 11.5% increase over fiscal 2005. The increase in diluted earnings per share was greater than the increase in net income due to the impact of the share repurchase program, which is discussed in more detail in the Liquidity and Capital Resources section below. Return on average equity was 15.6% in fiscal 2006 and 15.1% in fiscal 2005. Return on average equity is computed as net income divided by the average of shareholders’ equity. We believe that this calculation gives management and shareholders a good indication of Cintas’ historical performance.

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

Cost of rentals increased 6.0% over fiscal 2004. Cost of rentals consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other rental items. The cost increase over fiscal 2004 was primarily driven by the growth in Rentals segment revenues. Rising energy costs also contributed to this increase. Various cost containment initiatives implemented throughout the year provided a decrease in cost of rentals as a percent to Rentals revenue from 55.5% in fiscal 2004 to 54.8% in fiscal 2005.

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

Net income for fiscal 2005 of $301 million was a 10.4% increase over fiscal 2004 and diluted earnings per share of $1.74 was a 10.1% increase over fiscal 2004, both of which are consistent with the increases in pre-tax income. Return on average equity was approximately 15% in both fiscal 2005 and 2004. Return on average equity is computed as net income divided by the average of shareholders’ equity. We believe that this calculation gives management and shareholders a good indication of Cintas’ historical performance.

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

LIQUIDITY AND CAPITAL RESOURCES

At May 31, 2006, Cintas had $241 million in cash, cash equivalents and marketable securities, representing a decrease of $68 million from May 31, 2005, or 22%. This decrease is primarily due to acquisitions and the share repurchase program. Cash generated from operations was $462 million in fiscal 2006 as compared to $414 million generated in fiscal 2005. This $48 million increase was primarily due to increased net income. Significant uses of cash in fiscal 2006 were capital expenditures of $157 million, acquisitions of $346 million (net of cash acquired), common stock repurchases of $323 million and dividends of $59 million. Cash, cash equivalents and marketable securities will be used to finance future acquisitions, capital expenditures, expansion and share repurchases.

Marketable securities consist primarily of municipal bonds and federal government securities. Cintas’ investment policy pertaining to marketable securities is conservative. Preservation of principal, while earning an attractive yield, is the criteria used in making investment decisions.

Accounts receivable increased $63 million, primarily due to increased revenues. The average collection period in fiscal 2006 remained comparable with fiscal 2005.

Inventories decreased $18 million, or 8.5%, mainly due to inventory management initiatives within our distribution network. We were able to reduce inventory despite an 11% increase in revenues.

Working capital decreased $45 million to $766 million in fiscal 2006. This decrease is primarily the result of decreased cash and marketable securities and inventories and increased accrued liabilities, offset by an increase in accounts receivable.

Net property and equipment increased by $47 million due to continued investment in rental facilities and equipment and real estate purchased in conjunction with the acquisitions of rental, first aid, safety and fire protection and document management businesses. Capital expenditures for fiscal 2006 totaled $157 million, including $125 million for the Rentals segment and $32 million for Other Services, exceeding depreciation expense by $30 million. Cintas continues to reinvest in land, buildings and equipment in an effort to expand capacity for future growth. During the year, Cintas completed construction of one new uniform rental facility and has an additional two uniform rental facilities in various stages of construction to accommodate growth in rental operations. Cintas anticipates that capital expenditures for fiscal 2007 will be between $150 and $170 million.

Long-term debt totaled $794.5 million at May 31, 2006. This includes $225 million with five-year maturities at a rate of 5.125% and $225 million with ten-year maturities at a rate of 6.0% which was borrowed in order to finance the Omni acquisition in fiscal 2002. Cintas has earned credit ratings on these notes of “A” from Standard & Poor’s and “A2” from Moody’s. In addition, long-term debt also includes $333.5 million in commercial paper. Cintas utilizes a $400 million commercial paper program, on which it has earned credit ratings of “A-1” from Standard & Poor’s and “Prime-1” from Moody’s. According to Standard & Poor’s and Moody’s, these ratings reflect Cintas’ commitment to conservative financial policies, strong financial management and a disciplined integration strategy for acquisitions. The commercial paper program is fully supported by a long-term credit facility that matures in 2011.

Cintas’ total debt to capitalization ratio has increased from 18.3% at May 31, 2005, to 27.6% at May 31, 2006. Total debt increased $326 million in fiscal 2006 due to the issuance of commercial paper through our line of credit. Cintas issued commercial paper in fiscal 2006 in order to use the proceeds to execute the share repurchase program. During fiscal 2006, Cintas repurchased $323 million of Cintas stock. In addition, commercial paper proceeds were used to fund multiple acquisitions (see Note 5 entitled Long-Term Debt and Note 8 entitled Acquisitions of “Notes to Consolidated Financial Statements”). Subsequent to May 31, 2006, Cintas borrowed an additional $56 million under the $400 million commercial paper program for short-term cash requirements. This financing decision was made in order to allow certain marketable securities to reach maturity rather than Cintas incurring a penalty for early redemption.

During the year, Cintas paid dividends of $59 million, or $0.35 per share. On a per share basis, this dividend is an increase of 9.4% over the dividend paid in fiscal 2005. This marks the 23rd consecutive year that Cintas has increased its annual dividend since going public in 1983.

On May 2, 2005, Cintas announced that the Board of Directors authorized a $500 million stock repurchase program at market prices. During fiscal 2006, Cintas purchased approximately 7.9 million shares of Cintas stock at an average price of $40.83 per share, for a total purchase price of approximately $323 million. Subsequent to May 31, 2006, Cintas purchased approximately 2.7 million additional shares of Cintas stock at an average price of $41.69 per share for a total purchase price of approximately $114 million. From the inception of the stock repurchase program through July 21, 2006, Cintas has purchased approximately 12.1 million shares of Cintas stock at an average price of $40.88 per share for a total purchase price of approximately $496 million. In July 2006, Cintas announced that the Board of Directors approved the expansion of its share repurchase program by an additional $500 million. The Board did not specify an expiration date for this program.

Following is information regarding Cintas’ long-term contractual obligations and other commitments outstanding as of May 31, 2006:

LONG-TERM CONTRACTUAL OBLIGATIONS

	Payments Due by Period
(In thousands)	Total	One year or less	Two to three years	Four to five years	After five years

Long-term debt (1)	$796,382	$3,694	$228,757	$334,225	$229,706
Capital lease obligations (2)	2,360	594	1,152	254	360
Operating leases (3)	68,404	19,355	26,850	13,927	8,272
Interest payments (4)	114,716	44,567	27,934	27,649	14,566
Interest swap agreements (5)	—	—	—	—	—
Unconditional purchase obligations	—	—	—	—	—
Total contractual cash obligations	$981,862	$68,210	$284,693	$376,055	$252,904

Cintas also makes payments to defined contribution plans. The amounts of contributions made to the plans are made at the discretion of Cintas. Future contributions are expected to increase 15% annually. Assuming this 15% increase, payments due in one year or less would be $31,791, two to three years would be $78,602 and four to five years would be $103,951. Payments for years thereafter are expected to continue increasing by 15% each year.

(1)             Long-term debt primarily consists of $450,000 in long-term notes related to the Omni acquisition and $333,500 in commercial paper. Reference Note 5 entitled Long-Term Debt of “Notes to Consolidated Financial Statements” for a detailed discussion of long-term debt.

(2)             Capital lease obligations are included in long-term debt detailed in Note 5 entitled Long-Term Debt of “Notes to Consolidated Financial Statements.”

(3)             Operating leases consist primarily of building leases and a synthetic lease on a corporate jet.

(4)             Interest payments include interest on both fixed and variable rate debt. Rates have been assumed to increase 75 basis points for fiscal 2007, an additional 25 basis points in fiscal 2008, an additional 25 basis points in fiscal 2009 and then remain constant in future years.

(5)             Reference Note 5 entitled Long-Term Debt of “Notes to Consolidated Financial Statements” for a detailed discussion of interest swap agreements.

OTHER COMMITMENTS

	Amount of Commitment Expiration Per Period
(In thousands)	Total	One year or less	Two to three years	Four to five years	After five years

Lines of credit (1)	$400,000	$—	$—	$400,000	$—
Standby letters of credit (2)	56,950	56,950	—	—	—
Guarantees	—	—	—	—	—
Standby repurchase obligations	—	—	—	—	—
Other commercial commitments	—	—	—	—	—
Total commercial commitments	$456,950	$56,950	$—	$400,000	$—

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

Cintas has no off-balance sheet arrangements other than the synthetic lease on a corporate jet. The synthetic lease on the aircraft does not currently have, and is not reasonably likely to have, a current or future material effect on Cintas’ financial condition, changes in Cintas’ financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

INFLATION AND CHANGING PRICES

Changes in wages, benefits and energy costs have the potential to materially impact Cintas’ financial results. Medical benefits and energy costs, in particular, continue to rise. Medical benefit costs have increased due to a combination of rising healthcare costs and an increase in the number of covered participants. Medical benefits were 3.2% of total revenues in fiscal 2006 and 3.1% of total revenues in fiscal 2005. Energy costs were 3.4% of total revenues in fiscal 2006 and 2.8% of total revenues in fiscal 2005.

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

Cintas is a defendant in a purported class action lawsuit, Paul Veliz, et al., v. Cintas Corporation, filed on March 19, 2003, in the United States District Court, Northern District of California, Oakland Division, alleging that Cintas violated certain federal and state wage and hour laws applicable to its service sales representatives, whom Cintas considers exempt employees, and asserting additional related ERISA claims. On August 23, 2005, an amended complaint was filed alleging additional state law wage and hour claims under the following state laws: Arkansas, Kansas, Kentucky, Maine, Maryland, Massachusetts, Minnesota, New Mexico, Ohio, Oregon, Pennsylvania, Rhode Island, Washington, West Virginia and Wisconsin. The plaintiffs are seeking unspecified monetary damages, injunctive relief or both. Cintas denies these claims and is defending the plaintiffs’ allegations. On February 14, 2006, the court ordered a majority of the opt-in plaintiffs to arbitrate their claims in accordance with the terms of their Cintas employment agreement. On February 14, 2006, the court also permitted plaintiffs to file a second amended complaint alleging state law claims in the 15 states listed above only with respect to the putative class members that may litigate their claims in court. No determination has been made by the court or an arbitrator regarding class certification. There can be no assurance as to whether a class will be certified or, if a class is certified, as to the geographic or other scope of such class. If a court or arbitrator certifies a class in this action and there is an adverse verdict on the merits, or in the event of a negotiated settlement of the action, the resulting liability and/or any increased costs of operations on an ongoing basis could be material to Cintas. Any estimated liability relating to this lawsuit is not determinable at this time.

Cintas is also a defendant in a purported class action lawsuit, Robert Ramirez, et al., v. Cintas Corporation, filed on January 20, 2004, and pending in the United States District Court, Northern District of California, San Francisco Division. The case was brought on behalf of all past and present female, African-American and Hispanic applicants and employees of Cintas and its subsidiaries. The complaint alleges that Cintas has engaged in a pattern and practice of discriminating against females and minorities in recruitment, hiring, promotions, transfers, job assignments and pay. The complaint seeks injunctive relief, compensatory damages, punitive damages and attorneys’ fees, among other things. The claims in the complaint were significantly narrowed down through dismissal and transfer of claims to several specific claims against Cintas’ Rental Division only, including, failure to hire African-Americans, Hispanics and females into service sales representative positions, failure to promote Hispanics to supervisory positions, discrimination against African-Americans and Hispanics in service sales representative route assignment and pay claims and discrimination against African-Americans in hourly pay. On April 27, 2005, the United States Equal Employment Opportunity Commission (EEOC) intervened in order to participate in the failure to hire females into service sales representative positions claim. On May 11, 2006, the court signed an order transferring the class claims of failure to hire African-Americans, Hispanics and females into service sales representative positions and the EEOC’s complaint in intervention to the Mirna E. Serrano, et al., v. Cintas Corporation, filed on May 10, 2004, in the United States District Court for the Eastern District of Michigan, Southern Division. All of the remaining claims in the Ramirez lawsuit were ordered to arbitration and stayed by the court pending the completion of arbitration. No filings or determinations have been made in regard to the lawsuit or arbitration as to class certification. There can be no assurance as to whether a class will be certified or, if a class is certified, as to the geographic or other scope of such class. Several related proceedings with similar allegations and seeking similar relief damages and fees are pending, including a class action lawsuit, Mirna E. Serrano, et al., v. Cintas Corporation, filed on May 10, 2004, in the United States District Court for the Eastern District of Michigan, Southern Division on behalf of female service sales representative job applicants at all Cintas locations in Michigan. On September 6, 2005, a Magistrate Judge granted plaintiffs’ motion for leave to file a second amended complaint to expand the lawsuit to a nationwide claim. On November 15, 2005, the EEOC intervened in Serrano to participate in the lawsuit in continuation of an EEOC charge filed on April 17, 2000, by Mirna Serrano with the EEOC Detroit District office. On February 24, 2006, a motion to intervene in Serrano was filed by intervening plaintiffs Colleen Grindle, et al., on behalf of a nationwide subclass and an Ohio subclass of female employees in Cintas’ Rental Division who were allegedly denied hire, promotion or transfer to a service sales representative position. On March 24, 2006, the Grindle plaintiffs withdrew their motion to intervene without prejudice. In addition, a class action lawsuit, Larry Houston, et al., v. Cintas Corporation, was filed on August 3, 2005, in the United States District Court for the Northern District of California on behalf of African-American managers alleging racial discrimination. On November 22, 2005, the court entered an order requiring the named plaintiffs in the Houston lawsuit to arbitrate all of their claims for monetary damages. If there is an adverse verdict or a negotiated settlement of all or any of these actions, the resulting liability and/or any increased costs of operations on an ongoing basis could be material to Cintas. Any estimated liability relating to these proceedings is not determinable at this time.

Several other similar administrative proceedings are pending including: (i) two charges filed on November 30, 2004, by an EEOC Commissioner with the EEOC Systemic Litigation Unit alleging failure to hire and assign females to production job positions, and failing to hire females, African-Americans and Hispanics into the Management Trainee program, (ii) a charge filed on January 24, 2005, by Jennifer Fargo on behalf of herself and a similarly situated class with the Augusta Human Relations Commission and the EEOC Detroit District office alleging gender and equal pay discrimination against female sales representatives and sales associates, and (iii) a charge filed on March 23, 2005, by Clifton Cooper on behalf of himself and a similarly situated class with the EEOC Systemic Litigation Unit alleging discriminatory pay and treatment due to race. The investigations of these allegations are pending and no determinations have been made. On May 26, 2006, the EEOC issued a dismissal and notice of rights and closed its file on the Melissa Schulz charge filed on April 25, 2005, on behalf of herself and a similarly situated class with the EEOC Systemic Litigation Unit and the Oregon Bureau of Labor and Industries, Civil Rights Division alleging discriminatory pay and treatment due to race and gender, following a determination that it was unable to conclude that the information obtained established a violation of statute. On May 18, 2006, the EEOC issued a dismissal and notice of rights and closed its file on the Mattie Cooper charge filed on June 10, 2005, on behalf of herself and a similarly situated class with the EEOC Systemic Litigation Unit alleging discriminatory pay and treatment due to race and gender, following a determination that it was unable to conclude that the information obtained established a violation of statute.

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

Cintas is subject to various environmental laws and regulations, as are other companies in the industry. While environmental compliance is not a material component of our costs, Cintas must incur capital expenditures and associated operating costs, primarily for water treatment and waste removal, on a regular basis. Environmental spending related to water treatment and waste removal was approximately $16 million in fiscal 2006 and approximately $14 million in fiscal 2005. Capital expenditures to limit or monitor hazardous substances were $2 million in fiscal 2006 and $4 million in fiscal 2005. These expenditures were primarily related to the purchase of water treatment systems, which are depreciated over a useful life of ten years. Cintas does not expect a material change in the cost of environmental compliance on a percent to sale basis and is not aware of any material non-compliance with environmental laws.

NEW ACCOUNTING STANDARDS

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (revised 2004), Share-Based Payment, (Statement 123(R)), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as an expense in the statement of income based on their fair values. Pro forma disclosure is no longer an alternative. The new standard is effective for public entities (excluding small business issuers) no later than the beginning of the first fiscal year beginning after June 15, 2005. Cintas will adopt this Statement on June 1, 2006. The effect of adoption of SFAS 123(R) is currently estimated to be approximately $5 million ($0.03 per share) after-tax for fiscal 2007. However, Cintas’ actual share-based compensation expense in fiscal 2007 depends on a number of factors, including fair value of awards at the time of grant.

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

Allowance for doubtful accounts

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

Goodwill and impairment

Goodwill, obtained through acquisitions of businesses, is valued at cost less any impairment. Cintas performs annual impairment tests by segment. These tests include comparisons to current market values, where available, and discounted cash flow analyses. Significant assumptions include growth rates based on historical trends and margin improvement leveraged from such growth. Based on the results of the impairment tests, Cintas has not recognized an impairment of goodwill for the years ended May 31, 2006, 2005 or 2004.

Service contracts and other assets

Service contracts and other assets, which consist primarily of noncompete and consulting agreements obtained through acquisitions of businesses, are amortized by use of the straight-line method over the estimated lives of the agreements, which are generally five to ten years. Certain noncompete agreements, as well as all service contracts, require that a valuation be determined using a discounted cash flow model. The assumptions and judgments used in these models involve estimates of cash flows and discount rates, among other factors. Because of the assumptions used to value these intangible assets, actual results over time could vary from original estimates. Impairment of service contracts and other assets is through specific identification. No impairment has been recognized by Cintas for the years ended May 31, 2006, 2005 or 2004.

Litigation and environmental matters

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

Cintas is periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, Cintas records reserves as deemed appropriate. Based on Cintas’ evaluation of current tax positions, Cintas believes its accruals are appropriate.

OUTLOOK

Our outlook remains positive for fiscal 2007. In an effort to further increase our revenue, we are reorganizing our sales efforts to become more efficient and productive. We will also continue searching out additional products and services to become an even more valuable resource for our customers. As such, we see upside potential for all of our business units. Although difficult to predict, we anticipate continued growth in all of our business units.

In the marketplace, competition and related pricing pressure will continue; however, we believe cost containment initiatives, technological advances and continued leverage of our infrastructure will soften or offset any impact.

When appropriate opportunities arise, we will supplement our internal growth with strategic acquisitions.

Like most other companies, we experienced, and anticipate continuing to experience, increased costs for wages and benefits, including medical benefits. Changes in energy costs and changes in federal and state tax laws also impact our results.

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

ITEM 7A.
QUANTITATIVE AND QUALITATIVE DISCLOSURE
ABOUT MARKET RISK

Cintas manages interest rate risk by using a combination of variable and fixed rate debt, marketable securities and interest rate swap agreements. Earnings are affected by changes in short-term interest rates due to the use of variable rate notes and revolving credit facilities amounting to approximately $338 million, with an average interest rate of 5.0%. This exposure is limited by the purchase of marketable securities and interest rate swap agreements as a hedge against variability in short-term rates. If short-term rates change by one-half percent (or 50 basis points), Cintas’ income before taxes would change by approximately $2 million. This estimated exposure considers the mitigating effects of marketable securities and swap agreements on the change in the cost of variable rate debt. This analysis does not consider the effects of a change in economic activity or a change in Cintas’ capital structure.

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

Audited Consolidated Financial Statements for the Years Ended May 31, 2006, 2005 and 2004

Management’s Report on Internal Control over Financial Reporting

To the Shareholders of Cintas Corporation:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

With the supervision of our President and Chief Executive Officer and our Chief Financial Officer, management assessed our internal control over financial reporting as of May 31, 2006. Management based its assessment on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed by our internal audit function.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of May 31, 2006, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.

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

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Cintas Corporation maintained effective internal control over financial reporting as of May 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cintas Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Cintas Corporation maintained effective internal control over financial reporting as of May 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Cintas Corporation maintained, in all material respects, effective internal control over financial reporting as of May 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cintas Corporation as of May 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended May 31, 2006 of Cintas Corporation, and our report dated July 21, 2006, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Cincinnati, Ohio
July 21, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Cintas Corporation:

We have audited the accompanying consolidated balance sheets of Cintas Corporation as of May 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended May 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cintas Corporation at May 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cintas Corporation’s internal control over financial reporting as of May 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated July 21, 2006, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Cincinnati, Ohio
July 21, 2006

CINTAS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Years Ended May 31
(In thousands except per share data)

	2006	2005	2004
Revenue:
Rentals	$2,568,776	$2,363,397	$2,201,405
Other services	834,832	703,886	612,654
	3,403,608	3,067,283	2,814,059

Costs and expenses (income):
Cost of rentals	1,406,829	1,295,992	1,222,638
Cost of other services	541,987	466,532	404,929
Selling and administrative expenses	907,954	810,232	727,618
Interest income	(6,759)	(6,914)	(2,650)
Interest expense	31,782	24,448	25,101
Write-off of loan receivable	—	—	4,343
	2,881,793	2,590,290	2,381,979

Income before income taxes	521,815	476,993	432,080
Income taxes	194,637	176,475	159,875
Net income	$327,178	$300,518	$272,205

Basic earnings per share	$1.95	$1.75	$1.59

Diluted earnings per share	$1.94	$1.74	$1.58

Dividends declared and paid per share	$.35	$.32	$.29

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED BALANCE SHEETS
As of May 31
(In thousands except share data)

	2006	2005

Assets
Current assets:
Cash and cash equivalents	$38,914	$43,196
Marketable securities	202,539	266,232
Accounts receivable, principally trade, less allowance of $15,519 and $9,891, respectively	389,905	326,896
Inventories, net	198,000	216,412
Uniforms and other rental items in service	337,487	305,450
Prepaid expenses	11,163	8,358
Total current assets	1,178,008	1,166,544

Property and equipment, at cost, net	863,783	817,198

Goodwill	1,136,175	889,538
Service contracts, net	179,965	146,596
Other assets, net	67,306	39,868
	$3,425,237	$3,059,744

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$71,635	$69,296
Accrued compensation and related liabilities	51,615	38,710
Accrued liabilities	188,927	166,428
Income taxes:
Current	43,694	32,864
Deferred	51,669	41,883
Long-term debt due within one year	4,288	7,300
Total current liabilities	411,828	356,481

Long-term debt due after one year	794,454	465,291

Deferred income taxes	130,992	133,837

Shareholders’ equity:
Preferred stock, no par value:
100,000 shares authorized, none outstanding	—	—
Common stock, no par value:
425,000,000 shares authorized
2006: 172,571,083 shares issued and 163,181,738 shares outstanding
2005: 172,127,502 shares issued and 170,658,601 shares outstanding	122,912	114,171
Retained earnings	2,304,280	2,035,992
Treasury stock:
2006: 9,389,345 shares
2005: 1,468,901 shares	(381,613)	(58,204)
Other accumulated comprehensive income (loss):
Foreign currency translation	34,389	13,507
Unrealized gain/(loss) on derivatives	9,150	(1,331)
Unrealized loss on available-for-sale securities	(1,155)	—
Total shareholders’ equity	2,087,963	2,104,135
	$3,425,237	$3,059,744

See accompanying notes.

CINTAS CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

				Other
				Accumulated
				Compre-			Total
	Common Stock		Retained	hensive	Treasury Stock		Shareholders’
	Shares	Amount	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at May 31, 2003	170,600	$76,124	$1,568,071	$2,137	—	$—	$1,646,332

Net income	—	—	272,205	—	—	—	272,205
Equity adjustment for foreign currency translation	—	—	—	47	—	—	47
Change in fair value of derivatives	—	—	—	669	—	—	669
Comprehensive income, net of tax							272,921
Dividends	—	—	(49,634)	—	—	—	(49,634)
Effects of acquisitions	274	11,550	(95)	—	—	—	11,455
Stock options exercised net of shares surrendered	504	5,868	—	—	—	—	5,868
Tax benefit resulting from exercise of employee stock options	—	1,027	—	—	—	—	1,027
Balance at May 31, 2004	171,378	94,569	1,790,547	2,853	—	—	1,887,969

Net income	—	—	300,518	—	—	—	300,518
Equity adjustment for foreign currency translation	—	—	—	9,033	—	—	9,033
Change in fair value of derivatives	—	—	—	290	—	—	290
Comprehensive income, net of tax							309,841
Dividends	—	—	(54,968)	—	—	—	(54,968)
Effects of acquisitions	289	12,818	(105)	—	—	—	12,713
Stock options exercised net of shares surrendered	461	4,621	—	—	—	—	4,621
Tax benefit resulting from exercise of employee stock options	—	2,163	—	—	—	—	2,163
Stock repurchases	—	—	—	—	(1,469)	(58,204)	(58,204)
Balance at May 31, 2005	172,128	114,171	2,035,992	12,176	(1,469)	(58,204)	2,104,135

Net income	—	—	327,178	—	—	—	327,178
Equity adjustment for foreign currency translation	—	—	—	20,882	—	—	20,882
Change in fair value of derivatives, net of $5,985 of tax	—	—	—	10,481	—	—	10,481
Change in fair value of available-for-sale securities, net of ($674) of tax	—	—	—	(1,155)	—	—	(1,155)
Comprehensive income, net of tax							357,386
Dividends	—	—	(58,823)	—	—	—	(58,823)
Effects of acquisitions	—	—	(67)	—	—	—	(67)
Stock options exercised net of shares surrendered	443	7,680	—	—	—	—	7,680
Tax benefit resulting from exercise of employee stock options	—	1,061	—	—	—	—	1,061
Stock repurchases	—	—	—	—	(7,920)	(323,409)	(323,409)
Balance at May 31, 2006	172,571	$122,912	$2,304,280	$42,384	(9,389)	($381,613)	$2,087,963

See accompanying notes.

CINTAS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended May 31

(In thousands)

	2006	2005	2004

Cash flows from operating activities:
Net income	$327,178	$300,518	$272,205
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	127,117	119,813	117,285
Amortization of deferred charges	33,536	28,362	25,974
Deferred income taxes	257	4,191	15,839
Change in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable	(44,154)	(36,317)	(488)
Inventories	22,033	(26,321)	48,033
Uniforms and other rental items in service	(26,683)	(7,168)	2,744
Prepaid expenses	(2,305)	(892)	246
Accounts payable	2,329	15,727	(3,223)
Accrued compensation and related liabilities	12,905	6,906	6,552
Accrued liabilities	(1,905)	12,444	4,429
Income taxes payable	11,578	(3,050)	20,113
Net cash provided by operating activities	461,886	414,213	509,709

Cash flows from investing activities:
Capital expenditures	(156,632)	(140,727)	(112,888)
Proceeds from sale or redemption of marketable securities	87,477	102,997	48,078
Purchase of marketable securities	(25,613)	(202,265)	(189,622)
Acquisitions of businesses, net of cash acquired	(346,363)	(109,076)	(101,654)
Other	1,085	(1,663)	12,282
Net cash used in investing activities	(440,046)	(350,734)	(343,804)

Cash flows from financing activities:
Proceeds from issuance of debt	333,500	—	—
Repayment of debt	(7,303)	(10,575)	(68,764)
Stock options exercised	7,680	4,621	5,868
Dividends paid	(58,823)	(54,968)	(49,634)
Repurchase of common stock	(323,409)	(58,204)	—
Other	22,233	11,486	1,743
Net cash used in financing activities	(26,122)	(107,640)	(110,787)

Net (decrease) increase in cash and cash equivalents	(4,282)	(44,161)	55,118
Cash and cash equivalents at beginning of year	43,196	87,357	32,239
Cash and cash equivalents at end of year	$38,914	$43,196	$87,357

See accompanying notes.

CINTAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share and share data)

1.               SIGNIFICANT ACCOUNTING POLICIES

Business description.  Cintas Corporation (Cintas) provides highly specialized products and services to businesses of all types throughout the United States and Canada.  We are North America’s leading provider of corporate identity uniforms through rental and sales programs, as well as a significant provider of related business services, including entrance mats, restroom products and services, first aid, safety and fire protection products and services, document management services and branded promotional products.  Our products and services are designed to enhance our customers’ images and to provide additional safety and protection in the workplace.

Cintas classifies its businesses into two operating segments, Rentals and Other Services, based on the similar economic characteristics of the products and services within each segment. The Rentals operating segment reflects the rental and servicing of uniforms and other garments, mats, mops and shop towels.  In addition to these rental items, we also provide our restroom and hygiene products and services within this segment.  The Other Services operating segment consists of the direct sale of uniforms and related items, first aid, safety and fire protection products and services, document management services and branded promotional products.  Both segments provide these products and services throughout the United States and Canada to businesses of all types - from small service and manufacturing companies to major corporations that employ thousands of people.

Principles of consolidation.  The consolidated financial statements include the accounts of Cintas, controlled majority-owned subsidiaries and any entities that are not controlled but require consolidation in accordance with FASB Interpretation No. 46, Consolidation of Variable Interest Entities - an interpretation of ARB No. 51, (collectively, Cintas or the company).  Intercompany balances and transactions have been eliminated.

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

Selling and administrative expense.  Selling and administrative expense consists primarily of sales labor and commissions, management and administrative labor, payroll taxes, medical expense, insurance expense, legal and professional costs and amortization of intangibles.

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

Property and equipment.  Property and equipment is stated at cost, less accumulated depreciation.  Depreciation is calculated using the straight-line method primarily over the following estimated useful lives, in years:

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

Goodwill.  As required under Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets, goodwill is separately disclosed from other intangible assets on the balance sheet and no longer amortized, but is tested for impairment on at least an annual basis.  Cintas completed an annual goodwill impairment test for the years ended May 31, 2006, 2005, and 2004, as required by SFAS 142.  Based on the results of the impairment tests, Cintas was not required to recognize an impairment of goodwill in any of these years.  Cintas will continue to perform future impairment tests as required by SFAS 142 as of March 1 in future years or when indicators of impairment are noted.

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

For purposes of pro forma disclosure, the estimated fair value of Cintas’ stock options is amortized to expense over the options’ vesting period.  Pro forma results as if Cintas accounted for its stock-based employee compensation using the fair value based alternative appear below:

	2006	2005	2004

Net income, as reported	$327,178	$300,518	$272,205
Add: Restricted stock expense, net of related tax effects	929	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,725)	(7,971)	(7,127)

Pro forma net income	$323,382	$292,547	$265,078

Earnings per share:

Basic – as reported	$1.95	$1.75	$1.59
Basic – pro forma	$1.93	$1.70	$1.55

Diluted – as reported	$1.94	$1.74	$1.58
Diluted – pro forma	$1.92	$1.69	$1.54

The effects of providing pro forma disclosure are not representative of earnings to be reported for future years.

On December 16, 2004, FASB issued Statement No. 123 (revised 2004), Share-Based Payment, (Statement 123(R)), which is a revision of SFAS 123, Accounting for Stock-Based Compensation. Generally, the approach in Statement 123(R) is similar to the approach described in SFAS 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as an expense in the statement of income based on their fair values. Pro forma disclosure is no longer an alternative. The new standard is effective for public entities (excluding small business issuers) no later than the beginning of the first fiscal year beginning after June 15, 2005. Cintas will adopt this Statement on June 1, 2006, using the modified-retrospective method, restating all prior periods.  The effect of adoption of SFAS 123(R) is currently estimated to be approximately $5,000 ($0.03 per share) after-tax for fiscal 2007. However, Cintas’ actual share-based compensation expense in fiscal 2007 depends on a number of factors, including fair value of awards at the time of grant.

During fiscal 2005, the Compensation Committee of the Board of Directors approved a resolution to accelerate the vesting for certain “out-of-the-money” options.  The options that were accelerated were provided to employees during fiscal 2000, 2001, 2002 and 2003.  The Compensation Committee approved this acceleration in order to provide these employees the increased benefit of exercising these options when they become in-the-money and to avoid recognizing future compensation expense related to outstanding options under SFAS No. 123(R).  After amendment of all underlying option agreements, compensation expense to be recognized in the statement of income during the first year of adoption of SFAS No. 123(R) was reduced by approximately $3,500.

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

See Note 5 entitled Long-Term Debt for further information on derivatives.

Fair value of financial instruments.  The following methods and assumptions were used by Cintas in estimating the fair value of financial instruments:

Cash and cash equivalents.  The amounts reported approximate market value.

Marketable securities.  The amounts reported are at market value.  Market values are based on quoted market prices.

Long-term debt.  The amounts reported are at a carrying value which approximates market value.  Market values are determined using similar debt instruments currently available to Cintas that are consistent with the terms, interest rates and maturities.

Reclassification.  Certain prior year amounts have been reclassified to conform to current year presentation.

Other accounting pronouncements. In July 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance of derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation will be effective for Cintas beginning June 1, 2007. Cintas is currently assessing the impact of this recent Interpretation on its financial statements.

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

The following is a summary of marketable securities:

	2006		2005
		Estimated		Estimated
	Cost	Fair Value	Cost	Fair Value

Obligations of state and political subdivisions	$106,655	$105,715	$163,168	$161,258
U.S. Treasury securities and obligations of U.S. government agencies	46,635	45,877	55,143	54,583
Canadian Treasury securities	37,846	37,754	39,574	39,529
Other debt securities	13,232	13,193	8,347	8,317
	$204,368	$202,539	$266,232	$263,687

The gross realized gains on sales of available-for-sale securities totaled $3, $23 and $19 for the years ended May 31, 2006, 2005 and 2004, and the gross realized losses totaled $219, $19 and $0, respectively.  Net unrealized losses are $1,829 and $2,545 at May 31, 2006 and 2005, respectively.

The cost and estimated fair value of debt securities at May 31, 2006, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay the obligations without prepayment penalties.

		Estimated
	Cost	Fair Value

Due in one year or less	$165,627	$164,542
Due after one year through three years	38,741	37,997
	$204,368	$202,539

3.               PROPERTY AND EQUIPMENT

	2006	2005

Land	$81,015	$72,663
Buildings and improvements	439,992	431,746
Equipment	774,667	783,244
Leasehold improvements	11,068	10,735
Construction in progress	57,383	72,487
	1,364,125	1,370,875
Less: accumulated depreciation	500,342	553,677
	$863,783	$817,198

Interest expense is net of capitalized interest of $384, $749 and $521 for the years ended May 31, 2006, 2005 and 2004, respectively.

4.               GOODWILL, SERVICE CONTRACTS AND OTHER ASSETS

Changes in the carrying amount of goodwill and service contracts for the years ended May 31, 2006 and 2005, by operating segment, are as follows:

		Other
Goodwill	Rentals	Services	Total

Balance as of June 1, 2004	$685,261	$120,180	$805,441
Goodwill acquired	15,082	67,873	82,955
Foreign currency translation	1,079	63	1,142
Balance as of May 31, 2005	701,422	188,116	889,538
Goodwill acquired	151,716	92,521	244,237
Foreign currency translation	1,997	403	2,400
Balance as of May 31, 2006	$855,135	$281,040	$1,136,175

		Other
Service Contracts	Rentals	Services	Total

Balance as of June 1, 2004	$131,663	$13,001	$144,664
Service contracts acquired	4,473	19,423	23,896
Service contracts amortization	(19,466)	(4,204)	(23,670)
Foreign currency translation	1,680	26	1,706
Balance as of May 31, 2005	118,350	28,246	146,596
Service contracts acquired	32,635	26,292	58,927
Service contracts amortization	(21,527)	(7,076)	(28,603)
Foreign currency translation	2,933	112	3,045
Balance as of May 31, 2006	$132,391	$47,574	$179,965

Information regarding Cintas’ service contracts and other assets follows:

	As of May 31, 2006
	Carrying Amount	Accumulated Amortization	Net

Service contracts	$295,929	$115,964	$179,965

Noncompete and consulting agreements	$45,801	$15,484	$30,317
Other	40,512	3,523	36,989
Total	$86,313	$19,007	$67,306

	As of May 31, 2005
	Carrying Amount	Accumulated Amortization	Net

Service contracts	$236,179	$89,583	$146,596

Noncompete and consulting agreements	$36,158	$17,163	$18,995
Other	23,671	2,798	20,873
Total	$59,829	$19,961	$39,868

Amortization expense was $33,536, $28,362 and $25,974 for the years ended May 31, 2006, 2005 and 2004, respectively.  Estimated amortization expense, excluding any future acquisitions, for each of the next five years is $37,268, $34,197, $31,986, $28,956 and $25,289, respectively.

5.               LONG-TERM DEBT

	2006	2005

Unsecured term notes due through 2017 at an average rate of 5.58%	$453,205	$456,640
Unsecured notes due through 2009 at an average rate of 5.08%	339,228	8,594
Industrial development revenue bonds due through 2015 at an average rate of 4.03%	3,948	4,434
Other	2,361	2,923
	798,742	472,591
Less: amounts due within one year	4,288	7,300
	$794,454	$465,291

Debt in the amount of $6,309 is secured by assets with a carrying value of $7,111 at May 31, 2006.  Cintas has letters of credit outstanding at May 31, 2006, approximating $56,950.  Maturities of long-term debt during each of the next five years are $4,288, $228,912, $997, $334,038 and $441, respectively.

Interest paid, net of amount capitalized, was $30,714, $23,163 and $25,825 for the years ended May 31, 2006, 2005 and 2004, respectively.

Cintas has a commercial paper program supported by a $400 million long-term credit facility.  As of May 31, 2006, there was $333.5 million of commercial paper outstanding.

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

Cintas also uses interest rate swap and lock agreements, from time to time, as hedges against variability in short-term interest rates. These agreements effectively convert a portion of the floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. Cintas uses the Hypothetical Derivative Method for measuring the effectiveness of these swaps. There were no interest rate swap agreements outstanding as of May 31, 2006.  When outstanding, the effectiveness of these swaps is reviewed at least every fiscal quarter.  Cintas also uses reverse interest rate swap agreements to convert a portion of fixed rate debt to a floating rate basis, thus hedging for changes in the fair value of the fixed rate debt being hedged. These agreements involve the receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the agreements without an exchange of underlying principal amount.  Cintas structures these agreements such that the mark-to-market values of both the fair value hedging instruments and the underlying debt obligations are equal and recorded as offsetting gains and losses in current period earnings. Cintas would also structure these reverse interest rate swap agreements, designated as fair value hedges, to qualify for treatment under the short-cut method of measuring effectiveness. Under the provisions of Statement 133, if these hedges are determined to be perfectly effective, there is no requirement to periodically evaluate effectiveness.  As of May 31, 2006, Cintas had no reverse interest rate swap agreements as it terminated its reverse interest rate swap agreements on September 1, 2005, thereby converting $225 million in long-term debt back to fixed rate debt with an effective interest rate of 5.13%.

Cintas entered into two interest rate lock agreements as part of the Omni acquisition in fiscal 2002. The amortization of the cash flow hedge pertaining to these lock agreements, and the change in the fair value of the cash flow hedge, pertaining to the interest rate swap agreements in fiscal 2004,  resulted in a credit to other comprehensive income of $290, $290 and $669 for the years ended May 31, 2006, 2005 and 2004, respectively.

During the third quarter of fiscal 2006, Cintas entered into a cash settled forward starting swap to protect forecasted interest payments from interest rate movement for an anticipated $200 million debt issuance in fiscal 2007. The Hypothetical Derivative Method is used to measure hedge effectiveness. Cintas expects the forward starting swap to be perfectly effective as the critical terms of the anticipated debt issuance will perfectly offset the hedged cash flows of the forecasted interest payments. When the $200 million of hedged debt is issued, the lender will make a payment to Cintas if the 30-year Treasury rate has increased since the inception of the forward starting swap.  Conversely, if the 30-year Treasury rate decreases during that period, Cintas will pay the lender. The value of the forward starting swap prior to the debt issuance is recorded in other assets and in other comprehensive income in shareholders’ equity.  Once the debt is issued, the value of the forward starting swap will be settled with cash and will be amortized to earnings over the term of the debt issuance.

Cintas has certain significant covenants related to debt agreements. These covenants limit Cintas’ ability to incur certain liens, to engage in sale-leaseback transactions and to merge, consolidate or sell all or substantially all of Cintas’ assets. These covenants also require Cintas to maintain certain debt to capitalization and interest coverage ratios. Cross default provisions exist between certain debt instruments. Cintas is in compliance with all of the significant debt covenants for all periods presented. Were a default of a significant covenant to occur, the default could result in an acceleration of indebtedness, impair liquidity and limit the ability to raise future capital. Cintas’ debt, net of cash and marketable securities, is $557 million as of May 31, 2006.  For fiscal 2006, net cash provided by operating activities was $462 million. Capital expenditures were approximately $157 million for the same period.

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

The minimum rental payments under noncancelable lease arrangements for each of the next five years and thereafter are $19,355, $14,934, $11,916, $8,055, $5,872 and $8,272, respectively.  Rent expense under operating leases during the years ended May 31, 2006, 2005 and 2004, was $30,136, $25,280 and $22,675, respectively.

7.               INCOME TAXES

	2006	2005	2004
Earnings before income taxes consist of the following components:
U.S. operations	$483,223	$447,965	$411,091
Foreign operations	38,592	29,028	20,989
	$521,815	$476,993	$432,080

	2006	2005	2004
Income taxes consist of the following components:
Current:
Federal	$180,697	$155,987	$132,105
State and local	15,026	18,043	12,291
	195,723	174,030	144,396
Deferred	(1,086)	2,445	15,479
	$194,637	$176,475	$159,875

	2006	2005	2004
Reconciliation of income tax expense using the statutory rate and actual income tax expense is as follows:
Income taxes at the U.S. federal statutory rate	$182,635	$166,947	$151,228
State and local income taxes, net of federal benefit	11,917	12,050	8,939
Other	85	(2,522)	(292)
	$194,637	$176,475	$159,875

The components of deferred income taxes included on the balance sheets are as follows:

	2006	2005
Deferred tax assets:
Employee benefits	$4,467	$4,462
Allowance for bad debts	5,377	3,357
Inventory obsolescence	10,445	11,238
Insurance and contingencies	10,222	10,222
Other	7,671	9,532
	38,182	38,811
Deferred tax liabilities:
In service inventory	90,675	82,883
Property	75,047	87,491
Intangibles	34,369	30,296
Other	6,976	—
State taxes	13,776	13,861
	220,843	214,531

Net deferred tax liability	$182,661	$175,720

Income taxes paid were $183,268, $151,243 and $118,125 for the years ended May 31, 2006, 2005 and 2004, respectively.

The American Jobs Creation Act of 2004 (the Act) created a temporary incentive for U.S. corporations to repatriate accumulated income earned in foreign jurisdictions by providing an 85% dividends-received deduction for certain dividends from controlled foreign corporations.  Cintas has reviewed this provision and determined that no foreign earnings will be repatriated under the Act.

U.S. income taxes of $6,573, net of foreign tax credits, have not been provided for on a cumulative total of approximately $105,136 of undistributed earnings for certain non-U.S. subsidiaries as of May 31, 2006.  Cintas intends to reinvest these earnings indefinitely in operations outside the United States.

8.               ACQUISITIONS

For all acquisitions accounted for as purchases, including insignificant acquisitions, the purchase price paid for each has been allocated to the fair value of the assets acquired and liabilities assumed.  During fiscal 2006, Cintas acquired 9 Rentals businesses and 24 Other Services businesses.  During fiscal 2005, Cintas acquired 10 Rentals businesses and 27 Other Services businesses.  The following summarizes the aggregate purchase price for all businesses acquired:

	2006	2005
Fair value of tangible assets acquired	$51,798	$18,811
Fair value of goodwill acquired	244,109	81,245
Fair value of service contracts acquired	58,536	24,008
Fair value of other intangibles acquired	18,782	10,082
Total fair value of assets acquired	373,225	134,146
Fair value of liabilities assumed and incurred	26,929	12,219
Total cash paid for acquisitions	$346,296	$121,927

The results of operations for the acquired businesses are included in the consolidated statements of income from the dates of acquisition.  The pro forma revenue, net income and earnings per share information relating to acquired businesses are not presented because they are not significant.

9.               DEFINED CONTRIBUTION PLANS

Cintas’ Partners’ Plan is a non-contributory profit sharing plan and ESOP for the benefit of substantially all U.S. Cintas employees who have completed one year of service.  The plan also includes a 401(k) savings feature covering substantially all employees.  The amounts of contributions to the profit sharing plan and ESOP, as well as the matching contribution to the 401(k), are made at the discretion of Cintas.  Total contributions, including Cintas’ matching contributions, were $26,500, $24,400 and $22,160 for the years ended May 31, 2006, 2005 and 2004, respectively.

Cintas also has a non-contributory deferred profit sharing plan (DPSP), which covers substantially all Canadian employees.  In addition, a registered retirement savings plan (RRSP) is offered to those employees.  The amounts of contributions to the DPSP, as well as the matching contribution to the RRSP, are made at the discretion of Cintas.  Total contributions were $1,144, $897 and $774 for the years ended May 31, 2006, 2005 and 2004, respectively.

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

The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective years:

	2006	2005	2004
Numerator:
Net income	$327,178	$300,518	$272,205

Denominator:
Denominator for basic earnings per share – weighted average shares (000’s)	167,951	171,679	170,960
Effect of dilutive securities - employee stock options (000’s)	594	970	1,412
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions (000’s)	168,545	172,649	172,372

Basic earnings per share	$1.95	$1.75	$1.59

Diluted earnings per share	$1.94	$1.74	$1.58

11.         STOCK-BASED COMPENSATION

Under the 2005 equity compensation plan adopted by Cintas in fiscal 2006, Cintas may grant officers and key employees equity compensation in the form of stock options, stock appreciation rights, restricted and unrestricted stock awards, performance awards and other stock unit awards up to an aggregate of 14,000,000 shares of Cintas’ common stock.

Stock Options

Stock options are granted at the fair market value of the underlying common stock on the date of grant.  The option terms are determined by the Cintas Compensation Committee, but no stock option may be exercised later than ten years after the date of the grant.

The information presented in the following table relates primarily to stock options granted and outstanding under either the plan adopted in fiscal 2006 or under previously adopted plans:

	Shares	Weighted Average Exercise Price

Outstanding May 31, 2003 (753,916 shares exercisable)	5,979,233	$32.12
Granted	1,214,800	39.73
Cancelled	(650,734)	35.52
Exercised	(606,740)	16.44
Outstanding May 31, 2004 (811,700 shares exercisable)	5,936,559	34.90
Granted	1,509,400	42.12
Cancelled	(441,186)	39.66
Exercised	(562,888)	16.08
Outstanding May 31, 2005 (3,086,485 shares exercisable)	6,441,885	37.92
Granted	1,248,450	43.96
Cancelled	(637,502)	41.38
Exercised	(517,429)	20.86
Outstanding May 31, 2006 (2,718,180 shares exercisable)	6,535,404	$40.08

The following table summarizes the information related to stock options outstanding at May 31, 2006:

		Outstanding Options		Exercisable Options
Range of Exercise Prices	Number Outstanding	Average Remaining Option Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$16.83 – $39.29	1,970,877	4.48	$32.17	623,213	$24.33
39.42 – 41.98	1,175,077	5.53	41.64	990,917	41.77
42.06 – 44.33	1,747,600	7.21	42.36	480,650	42.78
44.43 – 53.19	1,641,850	7.69	45.69	623,400	47.70
$16.83 – $53.19	6,535,404	6.21	$40.08	2,718,180	$39.31

At May 31, 2006, 13,853,250 shares of common stock are reserved for future issuance under the 2005 plan.

Pro forma information regarding earnings and earnings per share is required by SFAS 123 and has been determined as if Cintas had accounted for its stock options granted subsequent to May 31, 1995, under the fair value method of SFAS 123.  The weighted average fair value of stock options granted during fiscal 2006, 2005 and 2004 was $20.95, $19.80 and $18.43, respectively.  The fair value of these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	2006	2005	2004

Risk-free interest rate	4.00%	4.00%	4.00%
Dividend yield	.50%	.50%	.50%
Expected volatility of Cintas’ common stock	35%	35%	35%
Expected life of the option in years	9	9	9

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

Restricted Stock Awards

Restricted stock awards will consist of Cintas’ common stock which is subject to such conditions, restrictions and limitations as the Cintas Compensation Committee determines to be appropriate.  The recipient of restricted stock awards will have all rights of a shareholder of Cintas, including the right to vote and the right to receive cash dividends, during the vesting period.

The information presented in the following table relates to restricted stock awards granted and outstanding under the plan adopted in fiscal 2006:

Shares

Outstanding, unvested grants at May 31, 2005	—
Granted	128,075
Cancelled	—
Vested	—
Outstanding, unvested grants at May 31, 2006	128,075

Cintas granted restricted stock awards with a weighted average price of $36.08 in fiscal 2006.

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

Cintas is a defendant in a purported class action lawsuit, Paul Veliz, et al., v. Cintas Corporation, filed on March 19, 2003, in the United States District Court, Northern District of California, Oakland Division, alleging that Cintas violated certain federal and state wage and hour laws applicable to its service sales representatives, whom Cintas considers exempt employees, and asserting additional related ERISA claims.  On August 23, 2005, an amended complaint was filed alleging additional state law wage and hour claims under the following state laws: Arkansas, Kansas, Kentucky, Maine, Maryland, Massachusetts, Minnesota, New Mexico, Ohio, Oregon, Pennsylvania, Rhode Island, Washington, West Virginia and Wisconsin.  The plaintiffs are seeking unspecified monetary damages, injunctive relief or both.  Cintas denies these claims and is defending the plaintiffs’ allegations.  On February 14, 2006, the court ordered a majority of the opt-in plaintiffs to arbitrate their claims in accordance with the terms of their Cintas employment agreement.  On February 14, 2006, the court also permitted plaintiffs to file a second amended complaint alleging state law claims in the 15 states listed above only with respect to the putative class members that may litigate their claims in court.  No determination has been made by the court or an arbitrator regarding class certification.  There can be no assurance as to whether a class will be certified or, if a class is certified, as to the geographic or other scope of such class.  If a court or arbitrator certifies a class in this action and there is an adverse verdict on the merits, or in the event of a negotiated settlement of the action, the resulting liability and/or any increased costs of operations on an ongoing basis could be material to Cintas.  Any estimated liability relating to this lawsuit is not determinable at this time.

Cintas is also a defendant in a purported class action lawsuit, Robert Ramirez, et al., v. Cintas Corporation, filed on January 20, 2004, and pending in the United States District Court, Northern District of California, San Francisco Division.  The case was brought on behalf of all past and present female, African-American and Hispanic applicants and employees of Cintas and its subsidiaries.  The complaint alleges that Cintas has engaged in a pattern and practice of discriminating against females and minorities in recruitment, hiring, promotions, transfers, job assignments and pay.  The complaint seeks injunctive relief, compensatory damages, punitive damages and attorneys’ fees, among other things.  The claims in the complaint were significantly narrowed down through dismissal and transfer of claims to several specific claims against Cintas’ Rental Division only, including, failure to hire African-Americans, Hispanics and females into service sales representative positions, failure to promote Hispanics to supervisory positions, discrimination against African-Americans and Hispanics in service sales representative route assignment and pay claims and discrimination against African-Americans in hourly pay.  On April 27, 2005, the United States Equal Employment Opportunity Commission (EEOC) intervened in order to participate in the failure to hire females into service sales representative positions claim.  On May 11, 2006, the court signed an order transferring the class claims of failure to hire African-Americans, Hispanics and females into service sales representative positions and the EEOC’s complaint in intervention to the Mirna E. Serrano, et al., v. Cintas Corporation, filed on May 10, 2004, in the United States District Court for the Eastern District of Michigan, Southern Division.  All of the remaining claims in the Ramirez lawsuit were ordered to arbitration and stayed by the court pending the completion of arbitration.  No filings or determinations have been made in regard to the lawsuit or arbitration as to class certification.  There can be no assurance as to whether a class will be certified or, if a class is certified, as to the geographic or other scope of such class.  Several related proceedings with similar allegations and seeking similar relief damages and fees are pending, including a class action lawsuit, Mirna E. Serrano, et al., v. Cintas Corporation, filed on May 10, 2004, in the United States District Court for the Eastern District of Michigan, Southern Division on behalf of female service sales representative job applicants at all Cintas locations in Michigan.  On September 6, 2005, a Magistrate Judge granted plaintiffs’ motion for leave to file a second amended complaint to expand the lawsuit to a nationwide claim.  On November 15, 2005, the EEOC intervened in Serrano to participate in the lawsuit in continuation of an EEOC charge filed on April 17, 2000, by Mirna Serrano with the EEOC Detroit District office.  On February 24, 2006, a motion to intervene in Serrano was filed by intervening plaintiffs Colleen Grindle, et al., on behalf of a nationwide subclass and an Ohio subclass of female employees in Cintas’ Rental Division who were allegedly denied hire, promotion or transfer to a service sales representative position.  On March 24, 2006, the Grindle plaintiffs withdrew their motion to intervene without prejudice.  In addition, a class action lawsuit, Larry Houston, et al., v. Cintas Corporation, was filed on August 3, 2005, in the United States District Court for the Northern District of California on behalf of African-American managers alleging racial discrimination.  On November 22, 2005, the court entered an order requiring the named plaintiffs in the Houston lawsuit to arbitrate all of their claims for monetary damages.  If there is an adverse verdict or a negotiated settlement of all or any of these actions, the resulting liability and/or any increased costs of operations on an ongoing basis could be material to Cintas.  Any estimated liability relating to these proceedings is not determinable at this time.

Several other similar administrative proceedings are pending including: (i) two charges filed on November 30, 2004, by an EEOC Commissioner with the EEOC Systemic Litigation Unit alleging failure to hire and assign females to production job positions, and failing to hire females, African-Americans and Hispanics into the Management Trainee program, (ii) a charge filed on January 24, 2005, by Jennifer Fargo on behalf of herself and a similarly situated class with the Augusta Human Relations Commission and the EEOC Detroit District office alleging gender and equal pay discrimination against female sales representatives and sales associates, and (iii) a charge filed on March 23, 2005, by Clifton Cooper on behalf of himself and a similarly situated class with the EEOC Systemic Litigation Unit alleging discriminatory pay and treatment due to race.  The investigations of these allegations are pending and no determinations have been made.  On May 26, 2006, the EEOC issued a dismissal and notice of rights and closed its file on the Melissa Schulz charge filed on April 25, 2005, on behalf of herself and a similarly situated class with the EEOC Systemic Litigation Unit and the Oregon Bureau of Labor and Industries, Civil Rights Division alleging discriminatory pay and treatment due to race and gender, following a determination that it was unable to conclude that the information obtained established a violation of statute.  On May 18, 2006, the EEOC issued a dismissal and notice of rights and closed its file on the Mattie Cooper charge filed on June 10, 2005, on behalf of herself and a similarly situated class with the EEOC Systemic Litigation Unit alleging discriminatory pay and treatment due to race and gender, following a determination that it was unable to conclude that the information obtained established a violation of statute.

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

13.         SEGMENT INFORMATION

Cintas classifies its businesses into two operating segments, Rentals and Other Services, based on the similar economic characteristics of the products and services within each segment. The Rentals operating segment reflects the rental and servicing of uniforms and other garments, mats, mops and shop towels.  In addition to these rental items, we also provide restroom and hygiene products and services within this segment.  The Other Services operating segment consists of the direct sale of uniforms and related items, first aid, safety and fire protection products and services, document management services and branded promotional products.  Both segments provide these products and services throughout the United States and Canada to businesses of all types - from small service and manufacturing companies to major corporations that employ thousands of people.

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

		Other
	Rentals	Services	Corporate	Total
May 31, 2006
Revenue	$2,568,776	$834,832	$—	$3,403,608

Gross margin	$1,161,947	$292,845	$—	$1,454,792
Selling and administrative expenses	690,707	217,247	—	907,954
Interest income	—	—	(6,759)	(6,759)
Interest expense	—	—	31,782	31,782
Income before income taxes	$471,240	$75,598	$(25,023)	$521,815
Depreciation and amortization	$130,327	$30,326	$—	$160,653
Capital expenditures	$125,290	$31,342	$—	$156,632
Total assets	$2,530,685	$653,099	$241,453	$3,425,237

May 31, 2005
Revenue	$2,363,397	$703,886	$—	$3,067,283

Gross margin	$1,067,405	$237,354	$—	$1,304,759
Selling and administrative expenses	633,488	176,744	—	810,232
Interest income	—	—	(6,914)	(6,914)
Interest expense	—	—	24,448	24,448
Income before income taxes	$433,917	$60,610	$(17,534)	$476,993
Depreciation and amortization	$125,946	$22,229	$—	$148,175
Capital expenditures	$117,377	$23,350	$—	$140,727
Total assets	$2,245,600	$504,716	$309,428	$3,059,744

May 31, 2004
Revenue	$2,201,405	$612,654	$—	$2,814,059

Gross margin	$978,767	$207,725	$—	$1,186,492
Selling and administrative expenses	581,380	146,238	—	727,618
Interest income	—	—	(2,650)	(2,650)
Interest expense	—	—	25,101	25,101
Write-off of loan receivable	—	—	4,343	4,343
Income before income taxes	$397,387	$61,487	$(26,794)	$432,080
Depreciation and amortization	$126,210	$17,049	$—	$143,259
Capital expenditures	$93,428	$19,460	$—	$112,888
Total assets	$2,194,817	$361,159	$254,321	$2,810,297

14.         SUBSEQUENT EVENTS

Subsequent to May 31, 2006, Cintas purchased approximately 2.7 million additional shares of Cintas stock at an average price of $41.69 per share for a total purchase price of approximately $114 million.  From the inception of the stock repurchase program through July 21, 2006, Cintas has purchased approximately 12.1 million shares of Cintas stock at an average price of $40.88 per share for a total purchase price of approximately $496 million. In July 2006, Cintas announced that the Board of Directors approved the expansion of its share repurchase program by an additional $500 million. The Board did not specify an expiration date for this program.

Also subsequent to May 31, 2006, Cintas borrowed an additional $56 million under the $400 million commercial paper program for short-term cash requirements.  This financing decision was made in order to allow certain marketable securities to reach maturity rather than Cintas incurring a penalty for early redemption.

15.         QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the results of operations for each of the quarters within the years ended May 31, 2006 and 2005:

	First	Second	Third	Fourth
May 31, 2006	Quarter	Quarter	Quarter	Quarter

Revenue	$823,475	$835,785	$836,421	$907,927
Gross margin	$355,488	$350,461	$352,970	$395,873
Net income	$79,535	$77,971	$77,745	$91,927
Basic earnings per share	$.47	$.46	$.47	$.55
Diluted earnings per share	$.47	$.46	$.46	$.55
Weighted average number of shares outstanding (000’s)	168,939	167,975	168,038	166,854

	First	Second	Third	Fourth
May 31, 2005	Quarter	Quarter	Quarter	Quarter

Revenue	$745,956	$756,840	$755,241	$809,246
Gross margin	$318,838	$315,955	$321,454	$348,512
Net income	$72,666	$73,560	$71,332	$82,960
Basic earnings per share	$.42	$.43	$.42	$.48
Diluted earnings per share	$.42	$.43	$.41	$.48
Weighted average number of shares outstanding (000’s)	171,449	171,638	171,802	171,828

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

Condensed consolidating financial statements for Cintas, Corp. 2, the subsidiary guarantors and non-guarantors are presented below:

CONDENSED CONSOLIDATING INCOME STATEMENT

YEAR ENDED MAY 31, 2006

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non-Guarantors	Eliminations	Cintas Corporation Consolidated
Revenue:
Rentals	$—	$1,887,625	$524,556	$157,124	$(529)	$2,568,776
Other services	—	1,154,847	434,851	54,812	(809,678)	834,832
Equity in net income of affiliates	327,178	—	—	—	(327,178)	—
	327,178	3,042,472	959,407	211,936	(1,137,385)	3,403,608

Costs and expenses (income):
Cost of rentals	—	1,162,222	324,602	92,753	(172,748)	1,406,829
Cost of other services	—	870,532	284,310	35,082	(647,937)	541,987
Selling and administrative expenses	—	838,556	22,784	45,922	692	907,954
Interest income	—	(4,721)	(366)	(1,672)	—	(6,759)
Interest expense	—	32,323	(4,864)	4,323	—	31,782
	—	2,898,912	626,466	176,408	(819,993)	2,881,793

Income before income taxes	327,178	143,560	332,941	35,528	(317,392)	521,815
Income taxes	—	54,953	127,447	12,237	—	194,637
Net income	$327,178	$88,607	$205,494	$23,291	$(317,392)	$327,178

CONDENSED CONSOLIDATING INCOME STATEMENT

YEAR ENDED MAY 31, 2005

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non-Guarantors	Eliminations	Cintas Corporation Consolidated
Revenue:
Rentals	$—	$1,750,109	$479,868	$133,767	$(347)	$2,363,397
Other services	—	734,305	334,062	41,605	(406,086)	703,886
Equity in net income of affiliates	300,518	—	—	—	(300,518)	—
	300,518	2,484,414	813,930	175,372	(706,951)	3,067,283

Costs and expenses (income):
Cost of rentals	—	1,051,256	300,172	79,832	(135,268)	1,295,992
Cost of other services	—	510,470	221,521	26,867	(292,326)	466,532
Selling and administrative expenses	—	748,414	(11,013)	39,448	33,383	810,232
Interest income	—	(5,691)	(15)	(1,208)	—	(6,914)
Interest expense	—	25,467	(4,799)	3,780	—	24,448
	—	2,329,916	505,866	148,719	(394,211)	2,590,290

Income before income taxes	300,518	154,498	308,064	26,653	(312,740)	476,993
Income taxes	—	56,806	113,268	6,401	—	176,475
Net income	$300,518	$97,692	$194,796	$20,252	$(312,740)	$300,518

CONDENSED CONSOLIDATING INCOME STATEMENT

YEAR ENDED MAY 31, 2004

						Cintas
	Cintas		Subsidiary			Corporation
	Corporation	Corp. 2	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenue:
Rentals	$—	$1,642,663	$443,817	$115,161	$(236)	$2,201,405
Other services	—	1,049,363	244,514	31,227	(712,450)	612,654
Equity in net income of affiliates	272,205	—	—	—	(272,205)	—
	272,205	2,692,026	688,331	146,388	(984,891)	2,814,059

Costs and expenses (income):
Cost of rentals	—	1,020,448	277,529	71,213	(146,552)	1,222,638
Cost of other services	—	796,749	163,525	18,429	(573,774)	404,929
Selling and administrative expenses	—	711,086	(21,470)	36,352	1,650	727,618
Interest income	—	(2,079)	(97)	(474)	—	(2,650)
Interest expense	—	43,040	(22,137)	4,198	—	25,101
Write-off of loan receivable	—	—	4,343	—	—	4,343
	—	2,569,244	401,693	129,718	(718,676)	2,381,979

Income before income taxes	272,205	122,782	286,638	16,670	(266,215)	432,080
Income taxes	—	45,985	107,351	6,539	—	159,875
Net income	$272,205	$76,797	$179,287	$10,131	$(266,215)	$272,205

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MAY 31, 2006

						Cintas
	Cintas		Subsidiary			Corporation
	Corporation	Corp. 2	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$9,461	$8,674	$20,779	$—	$38,914
Marketable securities	—	154,711	—	47,828	—	202,539
Accounts receivable, net	—	256,602	124,143	21,378	(12,218)	389,905
Inventories, net	—	172,279	27,582	8,256	(10,117)	198,000
Uniforms and other rental items in service	—	272,197	77,636	19,996	(32,342)	337,487
Prepaid expenses	—	8,169	2,539	455	—	11,163
Total current assets	—	873,419	240,574	118,692	(54,677)	1,178,008

Property and equipment, at cost, net	—	604,813	208,684	50,286	—	863,783
Goodwill	—	292,969	822,165	21,041	—	1,136,175
Service contracts, net	—	112,016	61,324	6,625	—	179,965
Other assets, net	1,580,332	70,113	1,165,524	186,430	(2,935,093)	67,306
	$1,580,332	$1,953,330	$2,498,271	$383,074	$(2,989,770)	$3,425,237

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$(465,247)	$(244,197)	$755,306	$(12,240)	$38,013	$71,635
Accrued compensation and related liabilities	—	34,796	14,132	2,687	—	51,615
Accrued liabilities	—	190,728	(7,518)	6,666	(949)	188,927
Current income taxes	—	4,081	37,355	2,258	—	43,694
Deferred income taxes	—	—	50,421	1,248	—	51,669
Long-term debt due within one year	—	3,549	911	—	(172)	4,288
Total current liabilities	(465,247)	(11,043)	850,607	619	36,892	411,828

Long-term debt due after one year	—	801,649	(61,312)	89,770	(35,653)	794,454
Deferred income taxes	—	10,263	115,935	4,794	—	130,992
Total shareholders’ equity	2,045,579	1,152,461	1,593,041	287,891	(2,991,009)	2,087,963
	$1,580,332	$1,953,330	$2,498,271	$383,074	$(2,989,770)	$3,425,237

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MAY 31, 2005

						Cintas
	Cintas		Subsidiary			Corporation
	Corporation	Corp. 2	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$13,259	$12,570	$17,367	$—	$43,196
Marketable securities	—	226,658	—	39,574	—	266,232
Accounts receivable, net	—	237,152	93,109	9,025	(12,390)	326,896
Inventories, net	—	199,236	24,120	9,087	(16,031)	216,412
Uniforms and other rental items in service	—	250,222	74,887	16,584	(36,243)	305,450
Prepaid expenses	—	5,781	1,989	588	—	8,358
Total current assets	—	932,308	206,675	92,225	(64,664)	1,166,544

Property and equipment, at cost, net	—	599,757	176,648	40,793	—	817,198
Goodwill	—	140,405	734,113	15,020	—	889,538
Service contracts, net	—	95,560	43,727	7,309	—	146,596
Other assets, net	1,626,712	44,757	773,343	164,544	(2,569,488)	39,868
	$1,626,712	$1,812,787	$1,934,506	$319,891	$(2,634,152)	$3,059,744

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$(465,247)	$89,598	$404,314	$2,618	$38,013	$69,296
Accrued compensation and related liabilities	—	28,287	8,523	1,900	—	38,710
Accrued liabilities	—	191,123	(28,212)	4,479	(962)	166,428
Current income taxes	—	(640)	32,232	1,301	(29)	32,864
Deferred income taxes	—	—	40,635	1,248	—	41,883
Long-term debt due within one year	—	6,588	871	—	(159)	7,300
Total current liabilities	(465,247)	314,956	458,363	11,546	36,863	356,481

Long-term debt due after one year	—	471,750	(52,413)	78,778	(32,824)	465,291
Deferred income taxes	—	10,222	119,212	4,403	—	133,837
Total shareholders’ equity	2,091,959	1,015,859	1,409,344	225,164	(2,638,191)	2,104,135
	$1,626,712	$1,812,787	$1,934,506	$319,891	$(2,634,152)	$3,059,744

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED MAY 31, 2006

						Cintas
	Cintas		Subsidiary	Non-		Corporation
	Corporation	Corp. 2	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$327,178	$88,607	$205,494	$23,291	$(317,392)	$327,178
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	—	91,528	29,220	6,369	—	127,117
Amortization of deferred charges	—	18,611	12,115	2,810	—	33,536
Deferred income taxes	—	41	(216)	432	—	257
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable	—	(9,074)	(22,532)	(12,376)	(172)	(44,154)
Inventories	—	28,804	(1,688)	831	(5,914)	22,033
Uniforms and other rental items in service	—	(16,621)	(2,749)	(3,412)	(3,901)	(26,683)
Prepaid expenses	—	(1,901)	(537)	133	—	(2,305)
Accounts payable	—	(339,147)	356,346	(14,870)	—	2,329
Accrued compensation and related liabilities	—	6,509	5,609	787	—	12,905
Accrued liabilities	—	(6,848)	2,902	2,028	13	(1,905)
Income taxes payable	—	4,721	5,871	957	29	11,578

Net cash provided by (used in) operating activities	327,178	(134,770)	589,835	6,980	(327,337)	461,886

Cash flows from investing activities:
Capital expenditures	—	(79,858)	(60,271)	(16,503)	—	(156,632)
Proceeds from sale or redemption of marketable securities	—	70,772	—	16,705	—	87,477
Purchase of marketable securities	—	(536)	—	(25,077)	—	(25,613)
Acquisitions of businesses, net of cash acquired	—	(231,896)	(109,312)	(5,155)	—	(346,363)
Other	46,313	45,294	(415,289)	(5,412)	330,179	1,085

Net cash provided by (used in) investing activities	46,313	(196,224)	(584,872)	(35,442)	330,179	(440,046)

Cash flows from financing activities:
Proceeds from issuance of debt	—	333,500	—	—	—	333,500
Repayment of debt	—	(6,594)	(8,859)	10,992	(2,842)	(7,303)
Stock options exercised	7,680	—	—	—	—	7,680
Dividends paid	(58,823)	—	—	—	—	(58,823)
Repurchase of common stock	(323,409)	—	—	—	—	(323,409)
Other	1,061	290	—	20,882	—	22,233

Net cash (used in) provided by financing activities	(373,491)	327,196	(8,859)	31,874	(2,842)	(26,122)

Net (decrease) increase in cash and cash equivalents	—	(3,798)	(3,896)	3,412	—	(4,282)
Cash and cash equivalents at beginning of period	—	13,259	12,570	17,367	—	43,196

Cash and cash equivalents at end of period	$—	$9,461	$8,674	$20,779	$—	$38,914

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED MAY 31, 2005

						Cintas
	Cintas		Subsidiary	Non-		Corporation
	Corporation	Corp. 2	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$300,518	$97,692	$194,796	$20,252	$(312,740)	$300,518
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	—	89,467	24,480	5,866	—	119,813
Amortization of deferred charges	—	17,723	8,295	2,344	—	28,362
Deferred income taxes	—	—	5,544	(1,353)	—	4,191
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable	—	(26,906)	(8,917)	(322)	(172)	(36,317)
Inventories	—	(29,704)	635	(2,512)	5,260	(26,321)
Uniforms and other rental items in service	—	(6,335)	(7,214)	(581)	6,962	(7,168)
Prepaid expenses	—	225	(907)	(210)	—	(892)
Accounts payable	—	(78,831)	105,695	(11,137)	—	15,727
Accrued compensation and related liabilities	—	4,424	2,216	266	—	6,906
Accrued liabilities	—	12,211	(111)	331	13	12,444
Income taxes payable	—	32,998	(36,838)	790	—	(3,050)

Net cash provided by (used in) operating activities	300,518	112,964	287,674	13,734	(300,677)	414,213

Cash flows from investing activities:
Capital expenditures	—	(93,901)	(39,883)	(6,943)	—	(140,727)
Proceeds from sale or redemption of marketable securities	—	79,716	247	23,034	—	102,997
Purchase of marketable securities	—	(155,721)	(248)	(46,296)	—	(202,265)
Acquisitions of businesses, net of cash acquired	—	(4,565)	(104,096)	(415)	—	(109,076)
Other	(194,130)	27,676	(133,932)	(3,502)	302,225	(1,663)

Net cash (used in) provided by investing activities	(194,130)	(146,795)	(277,912)	(34,122)	302,225	(350,734)

Cash flows from financing activities:
Repayment of debt	—	(9,655)	(5,249)	5,877	(1,548)	(10,575)
Stock options exercised	4,621	—	—	—	—	4,621
Dividends paid	(54,968)	—	—	—	—	(54,968)
Repurchase of common stock	(58,204)	—	—	—	—	(58,204)
Other	2,163	290	—	9,033	—	11,486

Net cash (used in) provided by financing activities	(106,388)	(9,365)	(5,249)	14,910	(1,548)	(107,640)

Net (decrease) increase in cash and cash equivalents	—	(43,196)	4,513	(5,478)	—	(44,161)
Cash and cash equivalents at beginning of period	—	56,455	8,057	22,845	—	87,357

Cash and cash equivalents at end of period	$—	$13,259	$12,570	$17,367	$—	$43,196

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

YEAR ENDED MAY 31, 2004

						Cintas
	Cintas		Subsidiary	Non-		Corporation
	Corporation	Corp. 2	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$272,205	$76,797	$179,287	$10,131	$(266,215)	$272,205
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	—	89,294	22,237	5,754	—	117,285
Amortization of deferred charges	—	18,013	5,754	2,207	—	25,974
Deferred income taxes	—	591	15,020	228	—	15,839
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable	—	(5,689)	7,265	(691)	(1,373)	(488)
Inventories	—	50,518	(893)	189	(1,781)	48,033
Uniforms and other rental items in service	—	5,545	682	726	(4,209)	2,744
Prepaid expenses	—	(1,141)	835	552	—	246
Accounts payable	—	65,802	(79,932)	10,907	—	(3,223)
Accrued compensation and related liabilities	—	4,412	1,939	201	—	6,552
Accrued liabilities	—	(2,552)	7,473	(509)	17	4,429
Income taxes payable	—	(585)	18,955	1,743	—	20,113

Net cash provided by (used in) operating activities	272,205	301,005	178,622	31,438	(273,561)	509,709

Cash flows from investing activities:
Capital expenditures	—	(81,638)	(28,452)	(2,798)	—	(112,888)
Proceeds from sale or redemption of marketable securities	—	46,185	1,185	708	—	48,078
Purchase of marketable securities	—	(172,903)	(1,185)	(15,534)	—	(189,622)
Acquisitions of businesses, net of cash acquired	—	(18,251)	(83,246)	(157)	—	(101,654)
Other	(229,466)	33,109	(63,234)	(406)	272,279	12,282

Net cash (used in) provided by investing activities	(229,466)	(193,498)	(174,932)	(18,187)	272,279	(343,804)

Cash flows from financing activities:
Repayment of debt	—	(68,313)	(799)	218	130	(68,764)
Stock options exercised	5,868	—	—	—	—	5,868
Dividends paid	(49,634)	—	—	—	—	(49,634)
Other	1,027	669	—	47	—	1,743

Net cash (used in) provided by financing activities	(42,739)	(67,644)	(799)	265	130	(110,787)

Net increase (decrease) in cash and cash equivalents	—	39,863	2,891	13,516	(1,152)	55,118
Cash and cash equivalents at beginning of period	—	16,592	5,166	9,329	1,152	32,239

Cash and cash equivalents at end of period	$—	$56,455	$8,057	$22,845	$—	$87,357

ITEM 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

Nothing to report.

ITEM 9A.
CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

With the participation of Cintas’ management, including Cintas’ Chief Executive Officer, Chief Financial Officer, President, General Counsel and Controllers, Cintas has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of May 31, 2006.  Based on such evaluation, Cintas’ management, including Cintas’ Chief Executive Officer, Chief Financial Officer, President, General Counsel and Controllers, have concluded that Cintas’ disclosure controls and procedures were effective as of May 31, 2006, in ensuring (i) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is accumulated and communicated to Cintas’ management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in Cintas’ internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended May 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. See “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” in Item 8 preceding Cintas’ financial statements.

ITEM 9B.
OTHER INFORMATION

On May 2, 2005, Cintas announced that the Board of Directors authorized a $500 million stock repurchase program at market prices.  Pursuant to that authorization, on May 12, 2006, as part of this share repurchase program, the registrant entered into a Rule 10b5-1 trading plan effective May 15, 2006, and terminating on the earlier of July 14, 2006, or the date that the maximum amount of repurchases permitted under the trading plan had been repurchased.  The maximum amount of repurchases permitted was reached on June 19, 2006, thus terminating the trading plan on that date. In July 2006, Cintas announced that the Board of Directors approved the expansion of its share repurchase program by an additional $500 million.

PART III

Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference to the Registrant’s Proxy Statement for its 2006 Annual Shareholders’ Meeting to be filed with the Commission pursuant to Regulation 14A.

PART IV

ITEM 15.
EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements.  All financial statements required to be filed by Item 8 of this Form and included in this report are listed in Item 8.  No additional financial statements are filed because the requirements for paragraph (d) under Item 14 are not applicable to Cintas.

(a) (2) Financial Statement Schedule:

For each of the three years in the period ended May 31, 2006.

Schedule II: Valuation and Qualifying Accounts and Reserves.

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto.

(a) (3) Exhibits.

Exhibit Number	Description of Exhibit	Filing Status

3.1	Restated Articles of Incorporation	(1)

3.2	By-laws	(1)

3.3	Amendments to the Articles of Incorporation of Cintas Corporation	(2)

4.1	Indenture dated as of May 28, 2002 among Cintas Corporation No. 2, as issuer, Cintas Corporation, as parent guarantor, the subsidiary guarantors thereto and Wachovia Bank, National Association, as trustee	(17)

4.2	Form of 5-1/8% Senior Note due 2007	(17)

4.3	Form of 6% Senior Note due 2012	(17)

10.1*	Incentive Stock Option Plan	(3)

10.2*	Partners’ Plan, as Amended	(4)

10.4*	1994 Directors’ Stock Option Plan	(5)

10.5	Agreement and Plan of Merger dated January 9, 1999 by and among Unitog Company, Cintas Image Acquisition Company and Cintas Corporation	(6)

10.6	Amendment No. 1 to Agreement and Plan of Merger dated March 23, 1999 by and among Unitog Company, Cintas Image Acquisition Company and Cintas Corporation	(7)

10.7	Unitog Company 1992 Stock Option Plan	(8)

10.8*	Amendment No. 1 to Unitog Company 1992 Stock Option Plan	(9)

10.9*	Unitog Company 1997 Stock Option Plan	(10)

10.10*	1999 Cintas Corporation Stock Option Plan	(11)

10.11*	Directors’ Deferred Compensation Plan	(12)

10.13	Stock purchase agreement between Cintas Corporation and Filuxel SA dated as of March 15, 2002	(13)

10.14	Bridge loan agreement dated May 8, 2002 among Cintas Corporation No. 2, as borrower, Cintas Corporation as a guarantor,	(14)

	the lenders, Bank One, NA, as agent, and Merrill Lynch Bank USA, as syndication agent

10.15	Purchase Agreement dated as of May 28, 2002 among Cintas Corporation No. 2, as issuer, Cintas Corporation as parent guarantor, the subsidiary guarantors named therein and the initial purchasers named therein	(15)

10.16*	Amended and Restated 2003 Directors’ Stock Option Plan	(16)

10.17*	Form of agreement signed by Officers, General/Branch Managers, Professionals and Key Managers, including Executive Officers	(17)

10.18*	President and CEO Executive Compensation Plan	(18)

10.19*	2006 Executive Incentive Plan	(18)

10.20*	2005 Equity Compensation Plan	(19)

10.21*	Criteria for Performance Evaluation of the President and CEO	filed herewith

10.22*	2007 Executive Incentive Plan	filed herewith

14	Code of Ethics	(16)

21	Subsidiaries of the Registrant	filed herewith

23	Consent of Independent Registered Public Accounting Firm	filed herewith

31.1	Certification of Principal Executive Officer, Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934	filed herewith

31.2	Certification of Principal Financial Officer, Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934	filed herewith

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. § 1350	filed herewith

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. § 1350	filed herewith

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

(14)                    Cintas’ Form 8-K dated May 13, 2002.

(15)                    Cintas’ Form 10-K dated May 31, 2002.

(16)                    Cintas’ Form 10-K dated May 31, 2004.

(17)                    Cintas’ Form 10-Q for the quarter ended February 28, 2005.

(18)                    Cintas’ Form 10-K dated May 31, 2005.

(19)                    Cintas’ Registration Statement No. 333-131375 on Form S-8 filed under the Securities Act of 1933.

Cintas will provide shareholders with any exhibit upon the payment of a specified reasonable fee, which fee shall be limited to Cintas’ reasonable expenses in furnishing such exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINTAS CORPORATION

DATE SIGNED: August 11, 2006	/s/	Scott D. Farmer
By: Scott D. Farmer
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Capacity	Date

/s/	Richard T. Farmer	Chairman of the Board of Directors
Richard T. Farmer			August 11, 2006

/s/	Robert J. Kohlhepp	Vice Chairman of the Board and Director
Robert J. Kohlhepp			August 11, 2006

/s/	Scott D. Farmer	Chief Executive Officer, President and
Scott D. Farmer		Director	August 11, 2006

/s/	Paul R. Carter	Director	August 11, 2006
Paul R. Carter

/s/	Roger L. Howe	Director	August 11, 2006
Roger L. Howe

/s/	David C. Phillips	Director	August 11, 2006
David C. Phillips

/s/	William C. Gale	Senior Vice President and Chief Financial Officer
William C. Gale		(Principal Financial and Accounting Officer)	August 11, 2006

CINTAS CORPORATION

Schedule II - Valuation and Qualifying Accounts and Reserves

(In thousands)

		Additions
Description	Balance at Beginning of Year	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts	(3) Deductions	Balance at End of Year
Allowance for Doubtful Accounts
May 31, 2004	$7,737	$1,456	$2,943	$3,782	$8,354
May 31, 2005	$8,354	$3,870	$1,993	$4,326	$9,891
May 31, 2006	$9,891	$8,598	$2,498	$5,468	$15,519
Reserve for Obsolete Inventory
May 31, 2004	$25,436	$3,229	$626	$3,326	$25,965
May 31, 2005	$25,965	$3,055	$407	$4,139	$25,288
May 31, 2006	$25,288	$4,518	$3,213	$8,572	$24,447

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