Form 10-Q
period 2006-08-31
CINTAS CORP
filed 2006-10-05
CIK 723254

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended August 31, 2006

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to __________

Commission file number 0-11399

CINTAS CORPORATION
(Exact name of registrant as specified in its charter)

WASHINGTON	31-1188630
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6800 CINTAS BOULEVARD P.O. BOX 625737 CINCINNATI, OHIO 45262-5737
(Address of principal executive offices) (Zip Code)

(513) 459-1200
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   [X]        No  [   ]

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

         Large Accelerated Filer   [X}                   Accelerated Filer [  ]                   Non-Accelerated Filer [  ]

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   [  ]        No  [X]

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding September 30, 2006
Common Stock, no par value	160,560,253

CINTAS CORPORATION

INDEX

Part I.    Financial Information

        Item 1.    Financial Statements.

                       Consolidated Condensed Statements of Income -
                            Three Months Ended August 31, 2006 and 2005

                       Consolidated Condensed Balance Sheets -
                            August 31, 2006 and and May 31, 2006

                       Consolidated Condensed Statements of Cash Flows -
                            Three Months Ended August 31, 2006 and 2005

                       Notes to Consolidated Condensed Financial Statements

        Item 2.    Management's Discussion and Analysis of Financial
                            Condition and Results of Operations.

        Item 3.    Quantitative and Qualitative Disclosures About
                            Market Risk.

        Item 4.    Controls and Procedures.

Part II.   Other Information

        Item 1.    Legal Proceedings.

        Item 1A. Risk Factors.

        Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        Item 6.    Exhibits.

Signatures

Certifications	Page No. 3 4 5 6 23 29 30 31 31 32 32 32 33 34

CINTAS CORPORATION
ITEM 1.   FINANCIAL STATEMENTS.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
(In thousands except per share data)

	Three Months Ended August 31,
	2006	2005
		(Restated)*
Revenue:
Rentals	$687,658	$628,008
Other services	226,503	195,467

	914,161	823,475
Costs and expenses (income):
Cost of rentals	378,300	339,425
Cost of other services	145,380	128,562
Selling and administrative expenses	244,128	224,550
Interest income	(1,526)	(1,702)
Interest expense	12,432	7,336

	778,714	698,171

Income before income taxes	135,447	125,304

Income taxes	50,485	46,882

Net income	$84,962	$78,422

Basic earnings per share	$.53	$.46

Diluted earnings per share	$.53	$.46

* Restated to reflect the adoption of FAS 123(R), using the modified-retrospective method.

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands except share data)

	August 31, 2006	May 31, 2006
	(Unaudited)	(Restated)*
ASSETS
Current assets:
Cash and cash equivalents	$34,965	$38,914
Marketable securities	139,929	202,539
Accounts receivable, net	391,411	389,905
Inventories, net	210,381	198,000
Uniforms and other rental items in service	339,798	337,487
Prepaid expenses	10,529	11,163

Total current assets	1,127,013	1,178,008

Property and equipment, at cost, net	867,631	863,783

Goodwill	1,153,867	1,136,175
Service contracts, net	175,020	179,965
Other assets, net	60,690	67,306

	$3,384,221	$3,425,237

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$59,865	$71,635
Accrued compensation and related liabilities	47,357	50,134
Accrued liabilities	129,863	188,927
Income taxes:
Current	50,218	43,694
Deferred	66,174	51,669
Long-term debt due within one year	229,526	4,288

Total current liabilities	583,003	410,347

Long-term debt due after one year	627,393	794,454

Deferred income taxes	122,766	130,244

Shareholders' equity:
Preferred stock, no par value:
100,000 shares authorized, none outstanding	--	--
Common stock, no par value:
425,000,000 shares authorized,
FY 2007: 172,683,005 issued and 160,548,869 outstanding
FY 2006: 172,571,083 issued and 163,181,738 outstanding	124,263	120,860
Paid in capital	45,177	47,644
Retained earnings	2,345,879	2,260,917
Treasury stock:
FY 2007: 12,134,136 shares
FY 2006: 9,389,345 shares	(496,031)	(381,613)
Other accumulated comprehensive income	31,771	42,384

Total shareholders' equity	2,051,059	2,090,192

	$3,384,221	$3,425,237

* Restated to reflect the adoption of FAS 123(R), using the modified-retrospective method.

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended August 31,
	2006	2005
		(Restated)*
Cash flows from operating activities:

Net income	$84,962	$78,422
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	33,078	30,579
Amortization of deferred charges	9,690	7,774
Stock-based compensation	(598)	1,613
Deferred income taxes	10,772	17,230
Change in current assets and liabilities, net of
acquisitions of businesses:
Accounts receivable	(1,202)	(11,258)
Inventories	(12,381)	(5,610)
Uniforms and other rental items in service	(2,311)	(3,318)
Prepaid expenses	634	(1,664)
Accounts payable	(11,770)	(3,529)
Accrued compensation and related liabilities	(2,777)	(1,769)
Accrued liabilities	(58,777)	(66,996)
Tax benefit on exercise of stock options	--	(189)
Income taxes payable	6,524	5,590

Net cash provided by operating activities	55,844	46,875

Cash flows from investing activities:

Capital expenditures	(36,496)	(36,144)
Proceeds from sale or redemption of marketable securities	66,214	54,047
Purchase of marketable securities	(3,044)	(2,125)
Acquisitions of businesses, net of cash acquired	(25,101)	(20,968)
Other	(2,437)	3,487

Net cash used in investing activities	(864)	(1,703)

Cash flows from financing activities:

Proceeds from issuance of debt	252,460	46,000
Repayment of debt	(194,283)	(237)
Stock options exercised	3,403	5,498
Tax benefit on exercise of stock options	--	189
Repurchase of common stock	(114,418)	(102,257)
Other	(6,091)	5,876

Net cash used in financing activities	(58,929)	(44,931)

Net (decrease) / increase in cash and cash equivalents	(3,949)	241

Cash and cash equivalents at beginning of period	38,914	43,196

Cash and cash equivalents at end of period	$34,965	$43,437

* Restated to reflect the adoption of FAS 123(R), using the modified-retrospective method.

See accompanying notes.

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands except per share data)

1.    Basis of Presentation

The consolidated condensed financial statements of Cintas Corporation included herein have been prepared by Cintas, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. While we believe that the disclosures are adequately presented, it is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes included in our most recent Form 10-K for the fiscal year ended May 31, 2006. A summary of our significant accounting policies is presented on page 36 of that report. There have been no material changes in the accounting policies followed by Cintas during the fiscal year, with the exception of the new accounting standard discussed in Note 2 below.

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

2.    New Accounting Standard

At August 31, 2006, Cintas had an equity compensation plan, which is more fully described in Note 6. Prior to June 1, 2006, Cintas accounted for this plan under the intrinsic value method proscribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. Effective June 1, 2006, Cintas adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-retrospective-transition method. Under that transition method, all prior periods have been restated based on the amounts previously calculated in the pro forma footnote disclosures required by Statement 123. Statement 123(R) requires all share-based payments to employees, including stock options, to be recognized as an expense in the statement of income based on their fair values. Due to this restatement, Cintas’ income before income taxes and net income decreased by $1,113 for the three months ended August 31, 2005. This adoption also lowered basic and diluted earnings per share for the first quarter of fiscal 2006 from $0.47 per share to $0.46 per share. The cumulative effect of the change on total shareholders’ equity as of May 31, 2006, was less than $1,000.

As a result of adopting Statement 123(R) on June 1, 2006, Cintas’ income before income taxes and net income for the three months ended August 31, 2006, are less than $1,000 higher than if it had continued to account for share-based compensation under Opinion 25. This increase results from a cumulative catch-up adjustment due to a change in estimated forfeitures for certain existing stock option and restricted stock awards. Basic and diluted earnings per share for the three months ended August 31, 2006, are $.01 and $.01 higher, respectively, than if the company had continued to account for share-based compensation under Opinion 25.

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

3.    Earnings per Share

The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective periods:

	Three Months Ended August 31,
	2006	2005
		(Restated)*
Numerator:
Net income	$84,962	$78,422

Denominator:
Denominator for basic earnings per
share-weighted average shares	160,770	168,939

Effect of dilutive securities-
employee stock options	377	625

Denominator for diluted earnings per
share-adjusted weighted average
shares and assuming conversions	161,147	169,564

Basic earnings per share	$.53	$.46

Diluted earnings per share	$.53	$.46

* Restated to reflect the adoption of FAS 123(R), using the modified-retrospective method.

4.    Goodwill, Service Contracts and Other Assets

Changes in the carrying amount of goodwill and service contracts for the three months ended August 31, 2006, by operating segment, are as follows:

	Rentals	Other Services	Total
Goodwill
Balance as of June 1, 2006	$855,135	$281,040	$1,136,175

Goodwill acquired	(599)	18,369	17,770

Foreign currency translation	(56)	(22)	(78)

Balance as of August 31, 2006	$854,480	$299,387	$1,153,867

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

	Rentals	Other Services	Total
Service Contracts
Balance as of June 1, 2006	$132,391	$47,574	$179,965

Service contracts acquired	--	2,732	2,732

Service contracts amortization	(5,327)	(2,239)	(7,566)

Foreign currency translation	(107)	(4)	(111)

Balance as of August 31, 2006	$126,957	$48,063	$175,020

Information regarding Cintas’ service contracts and other assets follows:

	As of August 31, 2006
	Carrying Amount	Accumulated Amortization	Net
Service contracts	$296,943	$121,923	$175,020

Noncompete and
consulting agreements	$47,145	$16,734	$30,411
Other	34,020	3,741	30,279

Total	$81,165	$20,475	$60,690

	As of May 31, 2006
	Carrying Amount	Accumulated Amortization	Net
Service contracts	$295,929	$115,964	$179,965

Noncompete and
consulting agreements	$45,801	$15,484	$30,317
Other	40,512	3,523	36,989

Total	$86,313	$19,007	$67,306

Amortization expense was $9,690 and $7,774 for the three months ended August 31, 2006 and August 31, 2005, respectively. Estimated amortization expense, excluding any future acquisitions, for each of the next five years is $38,133, $35,134, $32,925, $29,928 and $26,257, respectively.

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

5.    Debt, Derivatives and Hedging Activities

On August 15, 2006, Cintas issued $250,000 of senior notes due 2036. This debt bears an interest rate of 6.15% paid semi-annually beginning February 15, 2007. The proceeds generated from the offering were used to repay part of our outstanding commercial paper borrowings.

Cintas formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. Cintas’ hedging activities are transacted only with highly-rated institutions, reducing the exposure to credit risk in the event of nonperformance. Cintas periodically uses derivatives for fair value hedging and cash flow hedging purposes.

Fair value hedges protect assets, liabilities and firm commitments against changes in fair values. Cintas has used reverse interest rate swap agreements to hedge the exposure to changes in the fair value of certain fixed rate debt. These agreements involve the receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the agreements without an exchange of underlying principal amount. The change in the fair value of the hedging instruments and the underlying debt obligations are recorded in current period earnings. Cintas attempts to structure these agreements to be perfectly effective such that the adjustments from the mark-to-market values are equal and result in offsetting gains and losses. If these agreements are structured to be perfectly effective, Cintas can qualify for treatment under the short-cut method of measuring effectiveness, which under the provisions of FASB Statement 133, Accounting for Derivative Instruments and Hedging Activities, eliminates the requirement to periodically evaluate effectiveness. There were no reverse interest rate swap agreements as of August 31, 2006.

Cash flow hedges are derivative instruments that hedge the exposure of variability in short-term interest rates. These agreements effectively convert a portion of the floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. The effective portion of the net gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains or losses on the ineffective portion of the hedge are charged to earnings in the current period. When outstanding, the effectiveness of these swaps is reviewed at least every fiscal quarter. Examples of cash flow hedging instruments that Cintas may use are interest rate swaps, lock agreements and forward starting swaps. There were no interest rate swap or lock agreements outstanding as of August 31, 2006. There was a cash settled forward starting swap in place as of August 31, 2006, which is discussed below.

During the third quarter of fiscal 2006, Cintas entered into a cash settled forward starting swap to protect forecasted interest payments from interest rate movement for an anticipated $200,000 debt issuance in fiscal 2007. The Hypothetical Derivative Method is used to measure hedge effectiveness. Cintas expects the forward starting swap to be perfectly effective as the critical terms of the anticipated debt issuance will perfectly offset the hedged cash flows of the forecasted interest payments. When the $200,000 of hedged debt is issued, the lender will make a payment to Cintas if the 30-year Treasury rate has increased since the inception of the forward starting swap. Conversely, if the 30-year Treasury rate decreases during that period, Cintas will pay the lender. The value of the forward starting swap prior to the debt issuance is recorded in other assets and in other comprehensive income in shareholders’ equity. Once the debt is issued, the value of the forward starting swap will be settled with cash and will be amortized to earnings over the term of the debt issuance.

Cintas used interest rate lock agreements to hedge against movements in the treasury rates at the time Cintas issued its senior notes, both for the senior notes issued in fiscal 2002 and the senior notes issued in fiscal 2007. The amortization of the cash flow hedges, pertaining to the fiscal 2002 lock agreements,

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(In thousands except per share data)

resulted in a credit to other comprehensive income of $73 for both the three months ended August 31, 2006 and August 31, 2005. Amortization of the fiscal 2007 lock agreement will begin in September 2006.

Cintas has certain significant covenants related to debt agreements. These covenants limit Cintas’ ability to incur certain liens, to engage in sale-leaseback transactions and to merge, consolidate or sell all or substantially all of Cintas’ assets. These covenants also require Cintas to maintain certain debt to capitalization and interest coverage ratios. Cross default provisions exist between certain debt instruments. Cintas is in compliance with all of the significant debt covenants for all periods presented. Were a default of a significant covenant to occur, the default could result in an acceleration of indebtedness, impair liquidity and limit the ability to raise future capital. Cintas’ debt, net of cash and marketable securities, is $682,025 as of August 31, 2006. For the three months ended August 31, 2006, net cash provided by operating activities was $55,844 and capital expenditures were approximately $36,496.

6.    Stock-Based Compensation

Under the 2005 equity compensation plan, which was approved by shareholders and adopted by Cintas in fiscal 2006, Cintas may grant officers and key employees equity compensation in the form of stock options, stock appreciation rights, restricted and unrestricted stock awards, performance awards and other stock unit awards up to an aggregate of 14,000,000 shares of Cintas’ common stock. The compensation (benefit)/cost that has been charged against income was ($598) and $1,613 for the three month periods ended August 31, 2006 and August 31, 2005, respectively. The amount recorded in the three month period ended August 31, 2006, reflects a cumulative catch-up adjustment of $2,169 ($2,088 after tax), due to a change in the estimated forfeitures for certain existing stock option and restricted stock awards. Basic and diluted earnings per share for the three months ended August 31, 2006, are $.01 and $.01 higher due to this change in estimated forfeitures. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $257 and $188 for the three month periods ended August 31, 2006 and August 31, 2005, respectively.

Stock Options

Stock options are granted at the fair market value of the underlying common stock on the date of grant. The option terms are determined by the Cintas Compensation Committee, but no stock option may be exercised later than ten years after the date of the grant. The option awards generally have ten year terms with graded vesting in years five through ten based on continuous service during that period. Cintas recognizes compensation expense for these options using the straight-line recognition method over the vesting period.

The fair value of these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended August 31,
	2006	2005
Risk-free interest rate	4.00%	4.00%
Dividend yield	.70%	.50%
Expected volatility of
Cintas' common stock	35%	35%
Expected life of the option in years	7.5	9

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

The risk-free interest rate is based on U.S. government issues with a remaining term equal to the expected life of the stock options. The determination of expected volatility is based on historical volatility of Cintas stock over the period commensurate with the expected term of stock options, as well as other relevant factors. The weighted average expected term was determined based on the historical employee exercise behavior of the options. The weighted-average grant date fair value of stock options granted during the three months ended August 31, 2006 and 2005 was $15.38 and $20.95, respectively.

The information presented in the following table relates primarily to stock options granted and outstanding under either the plan adopted in fiscal 2006 or under previously adopted plans:

	Shares	Weighted Average Exercise Price
Outstanding May 31, 2006 (2,718,180 shares
exercisable)	6,535,404	$40.08
Granted	1,061,005	37.60
Forfeitures/Cancellations	(157,435)	42.52
Exercised	(144,607)	18.95

Outstanding August 31, 2006 (2,707,855 shares
exercisable)	7,294,367	$40.09

The intrinsic value of stock options exercised in the three months ended August 31, 2006 was $2,604.

The following table summarizes the information related to stock options outstanding at August 31, 2006:

Outstanding Options				Exercisable Options
Range of Exercise Prices	Number Outstanding	Average Remaining Option Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$17.75 - $39.29	2,831,440	6.75	$34.76	680,388	$25.86
39.42 - 41.98	1,171,827	5.37	41.59	966,917	41.77
42.06 - 44.33	1,699,000	6.98	42.36	462,400	42.77
44.43 - 53.19	1,592,100	7.45	45.68	598,150	47.70

$17.75 - $53.19	7,294,367	6.73	$40.09	2,707,855	$39.25

At August 31, 2006, the aggregate intrinsic value of options outstanding and exercisable was $9,060 and $7,601, respectively.

Restricted Stock Awards

Restricted stock awards consist of Cintas’ common stock which is subject to such conditions, restrictions and limitations as the Cintas Compensation Committee determines to be appropriate. The recipient of restricted stock awards will have all rights of a shareholder of Cintas, including the right to vote and the right to receive cash dividends, during the vesting period. The vesting period is generally three years after the grant date.

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

The information presented in the following table relates to restricted stock awards granted and outstanding under the plan adopted in fiscal 2006:

	Shares	Weighted Average Price
Outstanding, unvested grants at May 31, 2006	128,075	$36.08
Granted	230,365	38.06
Cancelled	--	--
Vested	--	--

Outstanding, unvested grants at August 31, 2006	358,440	$37.36

The remaining unrecognized compensation cost related to unvested stock options and restricted stock at August 31, 2006, was approximately $45,556, and the weighted-average period of time over which this cost will be recognized is 3.6 years

Cintas reserves shares of common stock to satisfy share option exercises and/or future restricted stock grants. At August 31, 2006, 13,347,275 shares of common stock are reserved for future issuance under the 2005 plan.

During fiscal 2005, the Compensation Committee of the Board of Directors approved a resolution to accelerate the vesting for certain “out-of-the-money” options. The options that were accelerated were provided to employees during fiscal 2000, 2001, 2002 and 2003. The Compensation Committee approved this acceleration in order to provide these employees the increased benefit of exercising these options when they become “in-the-money” and to avoid recognizing future compensation expense related to outstanding options under SFAS No. 123(R). After amendment of all underlying option agreements, compensation expense to be recognized in the statement of income during the first year of adoption of SFAS No. 123(R) was reduced by approximately $3,500.

7.    Comprehensive Income

Total comprehensive income represents the net change in shareholders’ equity during a period from sources other than transactions with shareholders and, as such, includes net earnings. For Cintas, the only components of total comprehensive income are the change in cumulative foreign currency translation adjustments, the change in the fair value of derivatives and the change in the fair value of available-for-sale securities. The components of comprehensive income for the three month periods ended August 31, 2006 and August 31, 2005 are as follows:

	Three Months Ended August 31,
	2006	2005
		(Restated)*

Net income	$84,962	$78,422

Other comprehensive income:
Foreign currency translation adjustment	(531)	8,150
Change in fair value of derivatives, net of $6,169 of tax	(10,430)	73
Change in fair value of available-for-sale securities,
net of $211 of tax	348	--

Comprehensive income	$74,349	$86,645

* Restated to reflect the adoption of FAS 123(R), using the modified-retrospective method.

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

Cintas is also a defendant in a purported class action lawsuit, Robert Ramirez, et al., v. Cintas Corporation, filed on January 20, 2004, and pending in the United States District Court, Northern District of California, San Francisco Division. The case was brought on behalf of all past and present female, African-American and Hispanic applicants and employees of Cintas and its subsidiaries. The complaint alleges that Cintas has engaged in a pattern and practice of discriminating against females and minorities in recruitment, hiring, promotions, transfers, job assignments and pay. The complaint seeks injunctive relief, compensatory damages, punitive damages and attorneys’ fees, among other things. The claims in the complaint were significantly narrowed down through dismissal and transfer of claims to several specific claims against Cintas’ Rental Division only, including, failure to hire African-Americans, Hispanics and females into service sales representative positions, failure to promote Hispanics to supervisory positions, discrimination against African-Americans and Hispanics in service sales representative route assignment and pay claims and discrimination against African-Americans in hourly pay. On April 27, 2005, the United States Equal Employment Opportunity Commission (EEOC) intervened in order to participate in the failure to hire females into service sales representative positions claim. On May 11, 2006, the court signed an order transferring the class claims of failure to hire African-Americans, Hispanics and females into service sales representative positions and the EEOC’s complaint in intervention to the Mirna E. Serrano, et al., v. Cintas Corporation, filed on May 10, 2004, in the United States District Court for the Eastern District of Michigan, Southern Division. All of the remaining claims in the Ramirez lawsuit were ordered to arbitration and stayed by the court pending the completion of arbitration. No filings or determination have been made in regard to the lawsuit or arbitration as to class certification. There can be no assurance as to whether a class will be certified or, if a class is certified, as to the geographic or other scope of such class. Several related proceedings with similar allegations and seeking similar relief damages and fees are pending, including a class action lawsuit, Mirna E. Serrano, et al., v. Cintas Corporation, filed on May 10, 2004, in the United States District Court for the Eastern

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
(In thousands except per share data)

District of Michigan, Southern Division on behalf of female service sales representative job applicants at all Cintas locations in Michigan. On September 6, 2005, a Magistrate Judge granted plaintiffs’ motion for leave to file a second amended complaint to expand the lawsuit to a nationwide claim. On November 15, 2005, the EEOC intervened in Serrano to participate in the lawsuit in continuation of an EEOC charge filed on April 17, 2000, by Mirna Serrano with the EEOC Detroit District office. On February 24, 2006, a motion to intervene in Serrano was filed by intervening plaintiffs Colleen Grindle, et al., on behalf of a nationwide subclass and an Ohio subclass of female employees in Cintas’ Rental Division who were allegedly denied hire, promotion or transfer to a service sales representative position. On March 24, 2006, the Grindle plaintiffs withdrew their motion to intervene without prejudice. On July 10, 2006, the claims of discrimination against females, African-Americans and Hispanics that were transferred from the Robert Ramirez, et al. v. Cintas Corporation matter to the Eastern District of Michigan, Southern Division, were consolidated for pretrial purposes with the Mirna E. Serrano v. Cintas Corporation lawsuit; the consolidated matter remains in the Eastern District of Michigan, Southern Division, and has been renamed Mirna E. Serrano/Blanca Nelly Avalos, et al. v. Cintas Corporation. In addition, a class action lawsuit, Larry Houston, et al., v. Cintas Corporation, was filed on August 3, 2005, in the United States District Court for the Northern District of California on behalf of African-American managers alleging racial discrimination. On November 22, 2005, the court entered an order requiring the named plaintiffs in the Houston lawsuit to arbitrate all of their claims for monetary damages. If there is an adverse verdict or a negotiated settlement of all or any of these actions, the resulting liability and/or any increased costs of operations on an ongoing basis could be material to Cintas. Any estimated liability relating to these proceedings is not determinable at this time.

Several other similar administrative proceedings are pending including: (i) two charges filed on November 30, 2004, by an EEOC Commissioner with the EEOC Systemic Litigation Unit alleging failure to hire and assign females to production job positions, and failing to hire females, African-Americans and Hispanics into the Management Trainee program, and (ii) a charge filed on January 24, 2005, by Jennifer Fargo on behalf of herself and a similarly situated class with the Augusta Human Relations Commission and the EEOC Detroit District office alleging gender and equal pay discrimination against female sales representatives and sales associates. The investigations of these allegations are pending and no determinations have been made. On August 29, 2006, the EEOC Indianapolis District Office issued a dismissal and notice of rights and closed its file on the Clifton Cooper charge filed on March 23, 2005, by Cooper on behalf of himself and a similarly situated class with the EEOC Systemic Litigation Unit alleging discriminatory pay and treatment due to race. On May 26, 2006, the EEOC issued a dismissal and notice of rights and closed its file on the Melissa Schulz charge filed on April 25, 2005, on behalf of herself and a similarly situated class with the EEOC Systemic Litigation Unit and the Oregon Bureau of Labor and Industries, Civil Rights Division alleging discriminatory pay and treatment due to race and gender, following a determination that it was unable to conclude that the information obtained established a violation of statute.

Cintas is also a defendant in a lawsuit, J. Lester Alexander, III vs. Cintas Corp., et al., which was originally filed on October 25, 2004, and is currently pending in the Circuit Court of Randolph County, Alabama.  The case was brought by J. Lester Alexander, III, the Chapter 7 Trustee (the “Trustee”) of Terry Manufacturing Company, Inc. (“TMC”) and Terry Uniform Company, LLC (“TUC”), against Cintas in Randolph County, Alabama.  The Trustee seeks damages against Cintas for allegedly breaching fiduciary duties to TMC and TUC and for allegedly aiding and abetting breaches of fiduciary duties by others to those entities.  The complaint also includes allegations that Cintas breached certain limited liability company agreements, or alternatively, misrepresented its intention to perform its obligations in those agreements and acted as alter egos of the bankrupt TMC and is therefore liable for all of TMC’s debts.  The Trustee is seeking $50,000 in compensatory damages and $100,000 in punitive damages.  Cintas denies these claims and is vigorously defending itself against all claims in the complaint.   If there is an adverse verdict on the merits or in the event of a negotiated settlement of this lawsuit, the resulting liability could be material to Cintas.  Any estimated liability relating to this lawsuit is not determinable at this time.

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

9.    Segment Information

Cintas classifies its businesses into two operating segments, Rentals and Other Services, based on the similar economic characteristics of the products and services within each segment. The Rentals operating segment reflects the rental and servicing of uniforms and other garments, mats, mops and shop towels. In addition to these rental items, restroom and hygiene products and services are also provided within this segment. The Other Services operating segment consists of the direct sale of uniforms and related items, first aid, safety and fire protection products and services, document management services and branded promotional products. Both segments provide these products and services throughout the United States and Canada to businesses of all types — from small service and manufacturing companies to major corporations that employ thousands of people.

Information as to the operations of Cintas’ different business segments is set forth below based on the distribution of products and services offered. Cintas evaluates performances based on several factors of which the primary financial measures are business segment revenue and income before income taxes.

	Rentals	Other Services	Corporate	Total
As of and for the three months
ended August 31, 2006
Revenue	$687,658	$226,503	$--	$914,161

Income (loss) before income taxes	$124,080	$22,273	$(10,906)	$135,447

Total assets	$2,519,943	$689,384	$174,894	$3,384,221

As of and for the three months
ended August 31, 2005
(Restated)*
Revenue	$628,008	$195,467	$--	$823,475

Income (loss) before income taxes	$115,159	$15,779	$(5,634)	$125,304

Total assets	$2,273,375	$511,604	$257,747	$3,042,726

* Restated to reflect the adoption of FAS 123(R), using the modified-retrospective method.

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

Condensed consolidating financial statements for Cintas, Corp. 2, the subsidiary guarantors and non-guarantors are presented below:

CONDENSED CONSOLIDATING INCOME STATEMENT
THREE MONTHS ENDED AUGUST 31, 2006

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non-Guarantors	Eliminations	Cintas Corporation Consolidated
Revenue:
Rentals	$--	$505,523	$139,240	$43,047	$(152)	$687,658
Other services	--	320,119	130,227	13,037	(236,880)	226,503
Equity in net income of affiliates	84,962	--	--	--	(84,962)	--

	84,962	825,642	269,467	56,084	(321,994)	914,161
Costs and expenses (income):
Cost of rentals	--	314,312	81,448	25,265	(42,725)	378,300
Cost of other services	--	244,351	85,086	8,044	(192,101)	145,380
Selling and administrative expenses	--	227,488	7,864	10,782	(2,006)	244,128
Interest income	--	(851)	(2)	(673)	--	(1,526)
Interest expense	--	12,440	(1,383)	1,375	--	12,432

	--	797,740	173,013	44,793	(236,832)	778,714

Income before income taxes	84,962	27,902	96,454	11,291	(85,162)	135,447
Income taxes	--	10,462	36,166	3,857	--	50,485

Net income	$84,962	$17,440	$60,288	$7,434	$(85,162)	$84,962

CONDENSED CONSOLIDATING INCOME STATEMENT
THREE MONTHS ENDED AUGUST 31, 2005
(RESTATED)*

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non-Guarantors	Eliminations	Cintas Corporation Consolidated
Revenue:
Rentals	$ --	$ 461,948	$ 130,007	$ 36,179	$ (126)	$ 628,008
Other services	--	296,571	98,956	13,053	(213,113)	195,467
Equity in net income of affiliates	78,422	--	--	--	(78,422)	--

	78,422	758,519	228,963	49,232	(291,661)	823,475
Costs and expenses (income):
Cost of rentals	--	285,787	75,683	21,306	(43,351)	339,425
Cost of other services	--	223,756	69,570	8,410	(173,174)	128,562
Selling and administrative expenses	--	222,205	(9,014)	12,063	(704)	224,550
Interest income	--	(1,335)	(91)	(276)	--	(1,702)
Interest expense	--	7,314	(1,007)	1,029	--	7,336

	--	737,727	135,141	42,532	(217,229)	698,171

Income before income taxes	78,422	20,792	93,822	6,700	(74,432)	125,304
Income taxes	--	8,094	36,521	2,267	--	46,882

Net income	$ 78,422	$ 12,698	$ 57,301	$ 4,433	$(74,432)	$ 78,422

* Restated to reflect the adoption of FAS 123(R), using the modified-retrospective method.

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF AUGUST 31, 2006

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non-Guarantors	Eliminations	Cintas Corporation Consolidated
Assets
Current assets:
Cash and cash equivalents	$--	$(1,296)	$7,859	$28,402	$--	$34,965
Marketable securities	--	90,073	--	49,856	--	139,929
Accounts receivable, net	--	259,034	128,642	20,712	(16,977)	391,411
Inventories, net	--	184,660	27,939	8,683	(10,901)	210,381
Uniforms and other rental items in service	--	271,785	79,748	20,022	(31,757)	339,798
Prepaid expenses	--	7,534	2,402	593	--	10,529

Total current assets	--	811,790	246,590	128,268	(59,635)	1,127,013

Property and equipment, at cost, net	--	599,750	217,197	50,684	--	867,631

Goodwill	--	292,370	840,535	20,962	--	1,153,867
Service contracts, net	--	107,433	61,604	5,983	--	175,020
Other assets, net	1,554,041	71,461	1,272,398	185,413	(3,022,623)	60,690

	$1,554,041	$1,882,804	$2,638,324	$391,310	$(3,082,258)	$3,384,221

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$(465,247)	$(386,974)	$887,322	$(7,414)	$32,178	$59,865
Accrued compensation and related liabilities	--	32,065	12,963	2,329	--	47,357
Accrued liabilities	--	189,602	(66,225)	6,531	(45)	129,863
Income taxes:
Current	--	8,171	41,734	313	--	50,218
Deferred	--	--	64,966	1,208	--	66,174
Long-term debt due within one year	--	228,563	1,150	--	(187)	229,526

Total current liabilities	(465,247)	71,427	941,910	2,967	31,946	583,003

Long-term debt due after one year	--	632,446	(59,133)	89,462	(35,382)	627,393
Deferred income taxes	--	10,263	107,726	4,777	--	122,766
Total shareholders' equity	2,019,288	1,168,668	1,647,821	294,104	(3,078,822)	2,051,059

	$1,554,041	$1,882,804	$2,638,324	$391,310	$(3,082,258)	$3,384,221

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MAY 31, 2006
(RESTATED)*

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non-Guarantors	Eliminations	Cintas Corporation Consolidated
Assets
Current assets:
Cash and cash equivalents	$--	$9,461	$8,674	$20,779	$--	$38,914
Marketable securities	--	154,711	--	47,828	--	202,539
Accounts receivable, net	--	256,602	124,143	21,378	(12,218)	389,905
Inventories, net	--	172,279	27,582	8,256	(10,117)	198,000
Uniforms and other rental items in service	--	272,197	77,636	19,996	(32,342)	337,487
Prepaid expenses	--	8,169	2,539	455	--	11,163

Total current assets	--	873,419	240,574	118,692	(54,677)	1,178,008

Property and equipment, at cost, net	--	604,813	208,684	50,286	--	863,783

Goodwill	--	292,969	822,165	21,041	--	1,136,175
Service contracts, net	--	112,016	61,324	6,625	--	179,965
Other assets, net	1,582,561	70,113	1,165,524	186,430	(2,937,322)	67,306

	$1,582,561	$1,953,330	$2,498,271	$383,074	$(2,991,999)	$3,425,237

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$(465,247)	$(205,605)	$716,714	$(12,240)	$38,013	$71,635
Accrued compensation and related liabilities	--	34,796	12,651	2,687	--	50,134
Accrued liabilities	--	190,728	(7,518)	6,666	(949)	188,927
Income taxes:
Current	--	4,081	37,355	2,258	--	43,694
Deferred	--	--	50,421	1,248	--	51,669
Long-term debt due within one year	--	3,549	911	--	(172)	4,288

Total current liabilities	(465,247)	27,549	810,534	619	36,892	410,347

Long-term debt due after one year	--	801,649	(61,312)	89,770	(35,653)	794,454
Deferred income taxes	--	10,263	115,187	4,794	--	130,244
Total shareholders' equity	2,047,808	1,113,869	1,633,862	287,891	(2,993,238)	2,090,192

	$1,582,561	$1,953,330	$2,498,271	$383,074	$(2,991,999)	$3,425,237

* Restated to reflect the adoption of FAS 123(R), using the modified-retrospective method.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED AUGUST 31, 2006

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated
Cash flows from operating activities:
Net income	$84,962	$17,440	$60,288	$7,434	$(85,162)	$84,962
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation	--	20,345	11,113	1,620	--	33,078
Amortization of deferred charges	--	5,419	3,584	687	--	9,690
Stock-based compensation	(598)	--	--	--	--	(598)
Deferred income taxes	--	3,711	7,084	(23)	--	10,772
Changes in current assets and liabilities,
net of acquisitions of businesses:
Accounts receivable	--	(2,432)	(4,195)	666	4,759	(1,202)
Inventories	--	(12,381)	(357)	(427)	784	(12,381)
Uniforms and other rental items in service	--	412	(2,112)	(26)	(585)	(2,311)
Prepaid expenses	--	635	137	(138)	--	634
Accounts payable	--	(181,369)	170,608	4,826	(5,835)	(11,770)
Accrued compensation and related liabilities	--	(2,731)	312	(358)	--	(2,777)
Accrued liabilities	--	(1,176)	(58,370)	(135)	904	(58,777)
Income taxes payable	--	4,090	4,379	(1,945)	--	6,524

Net cash provided by operating activities	84,364	(148,037)	192,471	12,181	(85,135)	55,844

Cash flows from investing activities:
Capital expenditures	--	(15,271)	(18,968)	(2,257)	--	(36,496)
Proceeds from sale or redemption of marketable securities	--	65,298	--	916	--	66,214
Purchase of marketable securities	--	--	--	(3,044)	--	(3,044)
Acquisitions of businesses, net of cash acquired	--	--	(25,101)	--	--	(25,101)
Other	28,520	35,133	(151,636)	667	84,879	(2,437)

Net cash used in investing activities	28,520	85,160	(195,705)	(3,718)	84,879	(864)

Cash flows from financing activities:
Proceeds from issuance of debt	--	250,000	2,460	--	--	252,460
Repayment of debt	--	(194,189)	(41)	(309)	256	(194,283)
Stock options exercised	3,403	--	--	--	--	3,403
Repurchase of common stock	(114,418)	--	--	--	--	(114,418)
Other	(1,869)	(3,691)	--	(531)	--	(6,091)

Net cash used in financing activities	(112,884)	52,120	2,419	(840)	256	(58,929)

Net (decrease) increase in cash and cash equivalents	--	(10,757)	(815)	7,623	--	(3,949)
Cash and cash equivalents at beginning of period	--	9,461	8,674	20,779	--	38,914

Cash and cash equivalents at end of period	$--	$(1,296)	$7,859	$28,402	$--	$34,965

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED AUGUST 31, 2005
(RESTATED)*

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated
Cash flows from operating activities:
Net income	$78,422	$12,698	$57,301	$4,433	$(74,432)	$78,422
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation	--	18,978	10,108	1,493	--	30,579
Amortization of deferred charges	--	4,494	2,596	684	--	7,774
Stock-based compensation	1,613	--	--	--	--	1,613
Deferred income taxes	--	--	16,905	325	--	17,230
Changes in current assets and liabilities,
net of acquisitions of businesses:
Accounts receivable	--	(4,119)	(3,802)	(2,261)	(1,076)	(11,258)
Inventories	--	(2,542)	489	509	(4,066)	(5,610)
Uniforms and other rental items in service	--	(1,166)	(1,576)	(651)	75	(3,318)
Prepaid expenses	--	(1,605)	(276)	217	--	(1,664)
Accounts payable	--	(81,887)	88,128	(9,770)	--	(3,529)
Accrued compensation and related liabilities	--	(2,445)	683	(7)	--	(1,769)
Accrued liabilities	--	(12,433)	(55,748)	268	917	(66,996)
Tax benefit on exercise of stock options	(189)	--	--	--	--	(189)
Income taxes payable	--	5,626	985	(1,021)	--	5,590

Net cash provided by operating activities	79,846	(64,401)	115,793	(5,781)	(78,582)	46,875

Cash flows from investing activities:
Capital expenditures	--	(16,756)	(15,119)	(4,269)	--	(36,144)
Proceeds from sale or redemption of marketable securities	--	44,252	1	9,794	--	54,047
Purchase of marketable securities	--	(297)	--	(1,828)	--	(2,125)
Acquisitions of businesses, net of cash acquired	--	(7,774)	(8,625)	(4,569)	--	(20,968)
Other	19,071	4,643	(93,974)	(5,910)	79,657	3,487

Net cash used in investing activities	19,071	24,068	(117,717)	(6,782)	79,657	(1,703)

Cash flows from financing activities:
Proceeds from issuance of debt	--	46,000	--	--	--	46,000
Repayment of debt	--	(181)	(3,501)	4,520	(1,075)	(237)
Stock options exercised	5,498	--	--	--	--	5,498
Tax benefit on exercise of stock options	189	--	--	--	--	189
Repurchase of common stock	(102,257)	--	--	--	--	(102,257)
Other	(2,347)	73	--	8,150	--	5,876

Net cash used in financing activities	(98,917)	45,892	(3,501)	12,670	(1,075)	(44,931)

Net (decrease) increase in cash and cash equivalents	--	5,559	(5,425)	107	--	241
Cash and cash equivalents at beginning of period	--	13,259	12,570	17,367	--	43,196

Cash and cash equivalents at end of period	$--	$18,818	$7,145	$17,474	$--	$43,437

* Restated to reflect the adoption of FAS 123(R), using the modified-retrospective method.

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

New Accounting Pronouncement

At August 31, 2006, Cintas has an equity compensation plan, which is more fully described in Note 6 entitled Stock-Based Compensation of “Notes to Consolidated Condensed Financial Statements.” Prior to June 1, 2006, Cintas accounted for this plan under the intrinsic value method proscribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. Effective June 1, 2006, Cintas adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment,

using the modified-retrospective-transition method. Under that transition method, all prior periods have been restated based on the amounts previously calculated in the pro forma footnote disclosures required by Statement 123. Statement 123(R) requires all share-based payments to employees, including stock options, to be recognized as an expense in the statement of income based on their fair values. Due to this restatement, Cintas’ income before income taxes and net income decreased by $1,113 for the three months ended August 31, 2005. This adoption also lowered basic and diluted earnings per share for the first quarter of fiscal 2006 from $0.47 per share to $0.46 per share. The cumulative effect of the change on total shareholders’ equity as of May 31, 2006, was less than $1,000.

As a result of adopting Statement 123(R) on June 1, 2006, Cintas’ income before income taxes and net income for the three months ended August 31, 2006, are less than $1 million higher than if it had continued to account for share-based compensation under Opinion 25. This increase results from a cumulative catch-up adjustment due to a change in estimated forfeitures for certain existing stock option and restricted stock awards. Basic and diluted earnings per share for the three months ended August 31, 2006, are $.01 and $.01 higher, respectively, than if the company had continued to account for share-based compensation under Opinion 25.

Three Months Ended August 2006 Compared to Three Months Ended August 2005

Revenue, Expenses and Income

Revenue Comparison

Total revenue increased 11.0% for the three months ended August 31, 2006, over the same period in fiscal 2006. Internal growth for this period was 6.2%. The remaining 4.8% represents growth derived mainly through the acquisitions of uniform and mat rental businesses in our Rentals segment and acquisitions of first aid, safety and fire protection businesses and document management businesses within our Other Services segment.

Net Rentals revenue increased 9.5% for the three months ended August 31, 2006, over the same period in the prior fiscal year. Rentals operating segment internal growth for the first quarter of fiscal 2007 was 6.2% as compared to the three months ended August 31, 2005. The Net Rentals revenue growth is primarily due to the sale of new rental programs to customers, offset by lost business. The remaining growth was generated primarily through the acquisition of uniform and mat rental businesses.

Other Services revenue increased 15.9% for the three months ended August 31, 2006, over the same period in the prior year. Other Services operating segment internal growth for the first quarter of fiscal 2007 was 6.4% as compared to the three months ended August 31, 2005. This internal growth was generated primarily through the increased direct sale of uniforms to national customers and increased sales of first aid and safety products and services and document management services to customers. The additional growth was generated through a combination of acquisitions of first aid, safety and fire protection businesses and document management businesses.

Expense Comparison

Cost of rentals consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other rental items. Cost of rentals increased 11.5% for the three months ended August 31, 2006, as compared to the three months ended August 31, 2005. This increase reflects the growth in Rentals revenue and a 28.6% increase in Rentals energy costs. Rentals energy costs were approximately $27 million for the three months ended August 31, 2006, versus approximately $21 million for the same period in the prior year. In addition, we incurred $3.7 million in impairment and other related charges due to the closing of a Detroit, Michigan Rental processing plant. Partially offsetting these increased costs was an insurance recovery of $1.9 million representing receipt of the final settlement of our claims related to the hurricanes which occurred in fiscal 2006. As a result of these items, cost of rentals increased as a percent to Rentals revenue to 55.0% for the three months ended August 31, 2006, as compared to 54.0% for the three months ended August 31, 2005.

Cost of other services consists primarily of cost of goods sold (predominantly uniforms and first aid products), delivery expenses and distribution expenses. Cost of other services increased 13.1% for the three months ended August 31, 2006, as compared to the three months ended August 31, 2005. This increase was mainly due to increased sales in this segment. Gross margin within this segment may fluctuate depending on the type of product or service sold, as more cost efficient sourcing is employed and as products which require additional services or specialization generate higher gross margins. For example, tailored garments that incorporate high levels of design and customization tend to generate higher gross margins than work wear and standard catalog items. The current quarter’s gross margin is 35.8%, which is in line with the expected range of 32% to 37% for this segment.

Selling and administrative expenses increased 8.7% for the three months ended August 31, 2006, as compared to the three months ended August 31, 2005. Selling and administrative expenses as a percent of revenue decreased 0.6% for the three months ended August 31, 2006, as compared to the three months ended August 31, 2005. This decrease on a percent to revenue basis reflects a cumulative catch-up adjustment of $2.2 million to stock based compensation expense due to a change in estimated forfeitures for certain existing stock option and restricted stock awards and improved leverage of higher sales in both Rentals and Other Services. In order to accelerate revenue growth, we continue to increase our sales force, marketing plans and sales promotions. These measures combined to increase our selling costs by $4.1 million over the prior year. The cost of providing medical and retirement benefits to our employees increased $4.0 million, representing an 11.7% increase over the prior year. In addition, administrative expenses increased by $2.7 million as a result of an increase in professional services relating to legal and the outsourcing of certain human resource functions. Administrative expenses also increased by $1.9 million due to the amortization of intangibles obtained with new acquisitions.

Net interest expense (interest expense less interest income) was $10.9 million for the three months ended August 31, 2006, compared to $5.6 million for the same period in the prior fiscal year. This increase in net interest expense is primarily due to the increased level of borrowing used to fund acquisitions and to fund the stock repurchase program.

Cintas’ effective tax rate is 37.3% for the three months ended August 31, 2006, which is comparable to the 37.4% for the three months ended August 31, 2005.

Income Comparison

Net income increased 8.3% for the three months ended August 31, 2006, over the same period in fiscal 2006, primarily due to revenue growth. Diluted earnings per share increased 15.2% for the three months ended August 31, 2006, over the same period in the prior fiscal year. This increase is greater than the net income increase of 8.3% due to the impact of the stock repurchase program. From the inception of the stock repurchase program, Cintas has purchased approximately 12.1 million shares of Cintas stock.

Financial Condition

At August 31, 2006, there was $175 million in cash, cash equivalents and marketable securities, a decrease of $67 million from May 31, 2006. This decrease was primarily due to acquisitions made in late fiscal 2006 and the repurchasing of our company stock, as discussed below. Capital expenditures were approximately $36 million for the three months ended August 31, 2006. We expect capital expenditures for the year to be between $150 and $170 million. Cash, cash equivalents and marketable securities are expected to be used to finance future acquisitions, capital expenditures, expansion and additional repurchases under the stock repurchase program as detailed below. We believe that our current cash position, funds generated from operations and the strength of our banking relationships are sufficient to meet our anticipated operational and capital requirements.

Net property and equipment at August 31, 2006, of $868 million is consistent with the May 31, 2006 balance. At the end of the first quarter of fiscal 2007, Cintas had three uniform rental facilities under construction.

During the first quarter of fiscal 2007, Cintas essentially completed the $500 million stock repurchase program that the Board of Directors authorized and announced in May 2005. For the three months ended August 31, 2006, Cintas purchased approximately 2.7 million shares of Cintas stock at an average price of $41.69 per share for a total purchase price of approximately $114 million. From the inception of the stock repurchase program through August 31, 2006, Cintas has purchased approximately 12.1 million shares of Cintas stock at an average price of $40.88 per share for a total purchase price of approximately $496 million. In July 2006, the Board of Directors approved the expansion of this share repurchase program by an additional $500 million. The Board did not specify an expiration date for this program.

Following is information regarding Cintas’ long-term contractual obligations and other commitments outstanding as of August 31, 2006:

(In thousands)	Payments Due by Period
Long-term contractual obligations	Total	One year or less	Two to three years	Four to five years	After five Years
Long-term debt (1)	$854,682	$228,926	$143,715	$1,256	$480,785
Capital lease obligations (2)	2,237	600	1,037	240	360
Operating leases (3)	63,328	18,340	25,043	12,650	7,295
Interest payments (4)	558,989	45,993	58,873	58,579	395,544
Interest swap agreements (5)	--	--	--	--	--
Unconditional purchase obligations	--	--	--	--	--

Total contractual cash obligations	$1,479,236	$293,859	$228,668	$72,725	$883,984

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

(1)	Long-term debt primarily consists of $700,000 in long-term notes, including $225,000 of long-term debt due within one year.
(2)	Capital lease obligations are classified as debt on the balance sheet.
(3)	Operating leases consist primarily of building leases and a synthetic lease on a corporate jet.
(4)	Interest payments include interest on both fixed and variable rate debt. Rates have been assumed to increase 25 basis points for the remainder of fiscal 2007, an additional 25 basis points in fiscal 2008, an additional 25 basis points in fiscal 2009 and then remain constant in future years.
(5)	Reference Note 5 entitled Debt, Derivatives and Hedging Activities of “Notes to Consolidated Condensed Financial Statements” for a detailed discussion of interest swap agreements.

(In thousands)	Amount of Commitment Expiration Per Period
Other commercial commitments	Total	One year or less	Two to three years	Four to five years	After five Years
Lines of credit (1)	$400,000	$--	$--	$400,000	$--
Standby letter of credit (2)	56,950	56,950	--	--	--
Guarantees	--	--	--	--	--
Standby repurchase obligations	--	--	--	--	--
Other commercial commitments	--	--	--	--	--

Total commercial commitments	$456,950	$56,950	$--	$400,000	$--

(1)	Back-up facility for the commercial paper program.
(2)	Support certain outstanding debt and self-insured workers’ compensation and general liability insurance programs.

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

Cintas is also a defendant in a purported class action lawsuit, Robert Ramirez, et al., v. Cintas Corporation, filed on January 20, 2004, and pending in the United States District Court, Northern District of California, San Francisco Division. The case was brought on behalf of all past and present female, African-American and Hispanic applicants and employees of Cintas and its subsidiaries. The complaint alleges that Cintas has engaged in a pattern and practice of discriminating against females and minorities in recruitment, hiring, promotions, transfers, job assignments and pay. The complaint seeks injunctive relief, compensatory damages, punitive damages and attorneys’ fees, among other things. The claims in the complaint were significantly narrowed down through dismissal and transfer of claims to several specific claims against Cintas’ Rental Division only, including, failure to hire African-Americans, Hispanics and females into service sales representative positions, failure to promote Hispanics to supervisory positions, discrimination against African-Americans and Hispanics in service sales representative route assignment and pay claims and discrimination against African-Americans in hourly pay. On April 27, 2005, the United States Equal Employment Opportunity Commission (EEOC) intervened in order to participate in the failure to hire females into service sales representative positions claim. On May 11, 2006, the court signed an order transferring the class claims of failure to hire African-Americans, Hispanics and females into service sales representative positions and the EEOC’s complaint in intervention to the Mirna E. Serrano, et al., v. Cintas Corporation, filed on May 10, 2004, in the United States District Court for the Eastern District of Michigan, Southern Division. All of the remaining claims in the Ramirez lawsuit were ordered to arbitration and stayed by the court pending the completion of arbitration. No filings or determination have been made in regard to the lawsuit or arbitration as to class certification. There can be no assurance as to whether a class will be certified or, if a class is certified, as to the geographic or other scope of such class. Several related proceedings with similar allegations and seeking similar relief damages and fees are pending, including a class action lawsuit, Mirna E. Serrano, et al., v. Cintas Corporation, filed on May 10, 2004, in the United States District Court for the Eastern District of Michigan, Southern Division on behalf of female service sales representative job applicants at all Cintas locations in Michigan. On September 6, 2005, a Magistrate Judge granted plaintiffs’ motion for leave to file a second amended complaint to expand the lawsuit to a nationwide claim. On November 15, 2005, the EEOC intervened in Serrano to participate in the lawsuit in continuation of an EEOC charge filed on April 17, 2000, by Mirna Serrano with the EEOC Detroit District office. On February 24, 2006, a motion to intervene in Serrano was filed by intervening plaintiffs Colleen Grindle, et al., on behalf of a nationwide subclass and an Ohio subclass of female employees in Cintas’ Rental Division who were allegedly denied hire, promotion or transfer to a service sales representative position. On March 24, 2006, the Grindle plaintiffs withdrew their motion to intervene without prejudice. On July 10, 2006, the claims of discrimination against females, African-Americans and Hispanics that were transferred from the Robert Ramirez, et al. v. Cintas Corporation matter to the Eastern District of Michigan, Southern Division, were consolidated for pretrial purposes with the Mirna E. Serrano v. Cintas Corporation lawsuit; the consolidated matter remains in the Eastern District of Michigan, Southern Division, and has been renamed Mirna E. Serrano/Blanca Nelly Avalos, et al. v. Cintas Corporation. In addition, a class action lawsuit, Larry Houston, et al., v. Cintas Corporation, was filed on August 3, 2005, in the United States District Court for the Northern District of California on behalf of African-American managers alleging racial discrimination. On November 22, 2005, the court entered an order requiring the named plaintiffs in the Houston lawsuit to arbitrate all of their claims for monetary damages. If there is an adverse verdict or a negotiated settlement of all or any of these actions, the resulting liability and/or any increased costs of operations on an ongoing basis could be material to Cintas. Any estimated liability relating to these proceedings is not determinable at this time.

Several other similar administrative proceedings are pending including: (i) two charges filed on November 30, 2004, by an EEOC Commissioner with the EEOC Systemic Litigation Unit alleging failure to hire and assign females to production job positions, and failing to hire females, African-Americans and Hispanics into the Management Trainee program, and (ii) a charge filed on January 24, 2005, by Jennifer Fargo on behalf of herself and a similarly situated class with the Augusta Human Relations Commission and the EEOC Detroit District office alleging gender and equal pay discrimination against female sales representatives and sales associates. The investigations of these allegations are pending and no determinations have been made. On August 29, 2006, the EEOC Indianapolis District Office issued a dismissal and notice of rights and closed its file on the Clifton Cooper charge filed on March 23, 2005, by Cooper on behalf of himself and a similarly situated class with the EEOC Systemic Litigation Unit alleging discriminatory pay and treatment due to race. On May 26, 2006, the EEOC issued a dismissal and notice of rights and closed its file on the Melissa Schulz charge filed on April 25, 2005, on behalf of herself and a similarly situated class with the EEOC Systemic Litigation Unit and the Oregon Bureau of Labor and Industries, Civil Rights Division alleging discriminatory pay and treatment due to race and gender, following a determination that it was unable to conclude that the information obtained established a violation of statute.

Cintas is also a defendant in a lawsuit, J. Lester Alexander, III vs. Cintas Corp., et al., which was originally filed on October 25, 2004, and is currently pending in the Circuit Court of Randolph County, Alabama.  The case was brought by J. Lester Alexander, III, the Chapter 7 Trustee (the “Trustee”) of Terry Manufacturing Company, Inc. (“TMC”) and Terry Uniform Company, LLC (“TUC”), against Cintas in Randolph County, Alabama.  The Trustee seeks damages against Cintas for allegedly breaching fiduciary duties to TMC and TUC and for allegedly aiding and abetting breaches of fiduciary duties by others to those entities.  The complaint also includes allegations that Cintas breached certain limited liability company agreements, or alternatively, misrepresented its intention to perform its obligations in those agreements and acted as alter egos of the bankrupt TMC and is therefore liable for all of TMC’s debts.  The Trustee is seeking $50 million in compensatory damages and $100 million in punitive damages.  Cintas denies these claims and is vigorously defending itself against all claims in the complaint.   If there is an adverse verdict on the merits or in the event of a negotiated settlement of this lawsuit, the resulting liability could be material to Cintas.  Any estimated liability relating to this lawsuit is not determinable at this time.

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

We expect our effective tax rate to be consistent with the first quarter level for the remainder of the fiscal year.

We will continue to evaluate the opportunities for executing the stock repurchase program that was approved by the Board of Directors in May, 2005 and expanded in the first quarter of fiscal 2007.

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

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In our normal operations, Cintas has market risk exposure to interest rates. This market risk exposure to interest rates has been previously disclosed on page 28 of our most recent Form 10-K.

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

ITEM 4.
CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

With the participation of Cintas’ management, including Cintas’ Chief Executive Officer and President, Chief Financial Officer, General Counsel and Controllers, Cintas has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of August 31, 2006. Based on such evaluation, Cintas’ management, including Cintas’ Chief Executive Officer and President, Chief Financial Officer, General Counsel and Controllers, have concluded that Cintas’ disclosure controls and procedures were effective as of August 31, 2006, in ensuring (i) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is accumulated and communicated to Cintas’ management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in Cintas’ internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended August 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. See “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” on pages 29 and 30 of our most recent Form 10-K.

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

Also note that we provide a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our businesses in Part II, Item 1A, of this Quarterly Report and in our Annual Report on Form 10-K for the year ended May 31, 2006. These are factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider the risk factors identified in Part II, Item 1A, in this Quarterly Report and in our Form 10-K for the year ended May 31, 2006, to be a complete discussion of all potential risks or uncertainties.

CINTAS CORPORATION

Part II.    Other Information

      Item 1. Legal Proceedings

    I.        Supplemental Information: We discuss certain legal proceedings pending against us in Part I of this Quarterly Report on Form 10-Q under the caption “Item 1. Financial Statements,” in Note 8 to our financial statements, which is captioned “Litigation and Other Contingencies,” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Litigation and Other Contingencies.” We refer you to those discussions for important information concerning those legal proceedings, including the basis for such actions and, where known, the relief sought. We provide the following additional information concerning those legal proceedings which sets forth the name of the lawsuit, the court in which the lawsuit is pending and the date on which the petition commencing the lawsuit was filed.

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

Race and Gender Litigation and Related Charges: Robert Ramirez, et al., v. Cintas Corporation, United States District Court, Northern District of California, San Francisco Division, January 20, 2004; On April 27, 2005, the EEOC intervened in Ramirez; Mirna E. Serrano, et al., v. Cintas Corporation, United States District Court for the Eastern District of Michigan, Southern Division, May 10, 2004; On November 15, 2005, the EEOC intervened in Serrano; On May 11, 2006, the Ramirez African-American, Hispanic and female failure to hire into service sales representative position claims and the EEOC’s intervention were transferred to the Serrano case, the remaining claims in Ramirez were dismissed or compelled to arbitration; On July 10, 2006, the claims that were transferred from Ramirez to Serrano were consolidated for pretrial purposes and the case was renamed Mirna E. Serrano/Blanca Nelly Avalos, et. al. v. Cintas Corporation; Larry Houston, et al., v. Cintas Corporation, United States District Court for the Northern District of California, August 3, 2005; On November 22, 2005, the named plaintiffs in Houston were ordered to arbitration; EEOC charge filed by an EEOC Commissioner on November 30, 2004, with the EEOC Systemic Litigation Unit; EEOC charge filed by Jennifer Fargo on January 24, 2005, with the Augusta Human Relations Commission and the EEOC Detroit District. On May 26, 2006, the EEOC issued a dismissal and notice of rights and closed its file on the previously disclosed class action charge filed by Melissa Schulz on April 25, 2005, with the EEOC Systemic Litigation Unit and the Oregon Bureau of Labor and Industries, Civil Rights Division. On August 29, 2006, the EEOC issued a dismissal and notice of rights and closed its file on the previously disclosed class action charge filed by Clifton Cooper on March 23, 2005, with the EEOC Systemic Litigation Unit.

Breach of Fiduciary Duties: J. Lester Alexander, III vs. Cintas Corp., et al., United States Bankruptcy Court for the Middle District of Alabama, Eastern Division, October 25, 2004.

Cintas is a defendant in a lawsuit, UNITE-HERE v. Cintas Corporation, filed on September 14, 2006, in United States District Court for the Southern District of New York alleging that Cintas’ Proxy Statement for its Annual Shareholders Meeting scheduled for October 10, 2006, contains false and misleading statements in violation of Section 14(a) of the Securities Exchange Act of 1934. On October 4, 2006, the court denied the plaintiff’s request for a preliminary injunction to enjoin the meeting and amend the Proxy Statement.

      Item 1A.    Risk Factors

The risks described in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended May 31, 2006, describe risks that could materially and adversely affect our business, financial condition and results of operations and the trading price of our debt or equity securities could decline. These risks are not the only risks that we face. Our business, financial condition and results of operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.

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

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan	Maximum approximate dollar value of shares that may yet be purchased under the plan
June 2006	2,744,791	$41.69	12,134,136	$503,968,617
July 2006	--	--	--	$503,968,617
August 2006	--	--	--	$503,968,617

Total	2,744,791	$41.69	12,134,136	$503,968,617

For the three months ended August 31, 2006, Cintas purchased approximately 2.7 million shares of Cintas stock at an average price of $41.69 per share for a total purchase price of approximately $114 million. As such, from the inception of the stock repurchase program through September 30, 2006, Cintas has purchased a total of approximately 12.1 million shares of Cintas stock at an average price of $40.88 per share for a total purchase price of approximately $496 million. The maximum approximate dollar value of shares that may yet be purchased under the plan as of September 30, 2006, is $503,968,617.

During the first quarter of fiscal 2007, Cintas also acquired 32,685 shares as payment received from employees upon the exercise of options under the stock option plan.

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

Date: October 5, 2006	CINTAS CORPORATION (Registrant) BY: /s/ William C. Gale —————————————— William C. Gale Senior Vice President and Chief Financial Officer (Chief Accounting Officer)