Form 10-Q
period 2006-11-30
CINTAS CORP
filed 2007-01-04
CIK 723254

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2006
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12 b-2 of the Exchange Act.
Large Accelerated Filer ☑      Accelerated Filer ☐      Non-Accelerated Filer ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding December 31, 2006
Common Stock, no par value	159,707,836

CINTAS CORPORATION
INDEX

CINTAS CORPORATION
ITEM 1. FINANCIAL STATEMENTS.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
(In thousands except per share data)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2006	2005	2006	2005
		(Restated)*		(Restated)*
Revenue:
Rentals	$684,491	$631,590	$1,372,149	$1,259,598
Other services	238,775	204,195	465,278	399,662

	923,266	835,785	1,837,427	1,659,260

Costs and expenses (income):
Cost of rentals	380,015	349,658	758,315	689,083
Cost of other services	152,178	135,666	297,558	264,228
Selling and administrative expenses	248,628	221,044	492,756	445,594
Interest income	(1,623)	(1,332)	(3,149)	(3,034)
Interest expense	12,483	7,484	24,915	14,820

	791,681	712,520	1,570,395	1,410,691

Income before income taxes	131,585	123,265	267,032	248,569

Income taxes	49,058	46,426	99,543	93,308

Net income	$82,527	$76,839	$167,489	$155,261

Basic earnings per share	$.51	$.46	$1.04	$.92

Diluted earnings per share	$.51	$.46	$1.04	$.92

*	Restated to reflect the adoption of FAS 123(R) using the modified-retrospective method.
See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands except share data)

	November 30, 2006	May 31, 2006
	(Unaudited)	(Restated)*
ASSETS
Current assets:
Cash and cash equivalents	$38,939	$38,914
Marketable securities	133,282	202,539
Accounts receivable, net	405,042	389,905
Inventories, net	217,575	198,000
Uniforms and other rental items in service	347,021	337,487
Prepaid expenses	13,594	11,163

Total current assets	1,155,453	1,178,008

Property and equipment, at cost, net	880,955	863,783

Goodwill	1,170,480	1,136,175
Service contracts, net	171,391	179,965
Other assets, net	56,785	67,306

	$3,435,064	$3,425,237

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$79,144	$71,635
Accrued compensation and related liabilities	50,649	50,134
Accrued liabilities	162,316	188,927
Income taxes:
Current	81,886	43,694
Deferred	56,493	51,669
Long-term debt due within one year	229,477	4,288

Total current liabilities	659,965	410,347

Long-term debt due after one year	561,796	794,454

Deferred income taxes	116,891	130,244

Shareholders’ equity:
Preferred stock, no par value:
100,000 shares authorized, none outstanding	—	—
Common stock, no par value:
425,000,000 shares authorized,
FY 2007: 172,743,841 issued and 159,947,356 outstanding
FY 2006: 172,571,083 issued and 163,181,738 outstanding	126,641	120,860
Paid in capital	45,696	47,644
Retained earnings	2,428,406	2,260,917
Treasury stock:
FY 2007: 12,796,485 shares
FY 2006: 9,389,345 shares	(523,573)	(381,613)
Other accumulated comprehensive income	19,242	42,384

Total shareholders’ equity	2,096,412	2,090,192

	$3,435,064	$3,425,237

*	Restated to reflect the adoption of FAS 123(R) using the modified-retrospective method.
See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	November 30,
	2006	2005
		(Restated)*
Cash flows from operating activities:

Net income	$167,489	$155,261
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	66,074	61,982
Amortization of deferred charges	19,679	15,678
Stock-based compensation	1,250	3,045
Deferred income taxes	999	6,413
Change in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable	(14,179)	(27,567)
Inventories	(19,254)	3,096
Uniforms and other rental items in service	(9,534)	(10,027)
Prepaid expenses	(2,424)	710
Accounts payable	7,506	(10,751)
Accrued compensation and related liabilities	515	1,657
Accrued liabilities	(28,979)	(43,231)
Tax benefit on exercise of stock options	(97)	(301)
Income taxes payable	38,289	49,934

Net cash provided by operating activities	227,334	205,899

Cash flows from investing activities:

Capital expenditures	(81,321)	(70,181)
Proceeds from sale or redemption of marketable securities	80,485	73,171
Purchase of marketable securities	(10,218)	(10,277)
Acquisitions of businesses, net of cash acquired	(53,782)	(87,078)
Other	(2,740)	3,111

Net cash used in investing activities	(67,576)	(91,254)

Cash flows from financing activities:

Proceeds from issuance of debt	252,460	—
Repayment of debt	(259,929)	(6,403)
Stock options exercised	5,781	7,152
Tax benefit on exercise of stock options	97	301
Purchase of common stock	(141,960)	(114,170)
Other	(16,182)	7,875

Net cash used in financing activities	(159,733)	(105,245)

Net increase in cash and cash equivalents	25	9,400

Cash and cash equivalents at beginning of period	38,914	43,196

Cash and cash equivalents at end of period	$38,939	$52,596

*	Restated to reflect the adoption of FAS 123(R) using the modified-retrospective method.
See accompanying notes.

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands except per share data)
1. Basis of Presentation
The consolidated condensed financial statements of Cintas Corporation (Cintas) included herein have been prepared by Cintas, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. While we believe that the disclosures are adequately presented, it is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes included in our most recent Form 10-K for the fiscal year ended May 31, 2006. A summary of our significant accounting policies is presented on page 36 of that report. There has been no material changes in the accounting policies followed by Cintas during the fiscal year, with the exception of the new accounting standard discussed in Note 2 below.
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
2. New Accounting Standard
At November 30, 2006, Cintas had an equity compensation plan, which is described in Note 6. Prior to June 1, 2006, Cintas accounted for this plan under the intrinsic value method proscribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. Effective June 1, 2006, Cintas adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-retrospective transition method. Under that transition method, all prior periods have been restated based on the amounts previously calculated in the pro forma footnote disclosures required by Statement 123. Statement 123(R) requires all share-based payments to employees, including stock options, to be recognized as an expense in the statement of income based on their fair values. Due to this restatement, Cintas’ income before income taxes and net income decreased by $1,132 for the three months ended November 30, 2005, and $2,245 for the six months ended November 30, 2005. This adoption did not result in a change to basic and diluted earnings per share for the second quarter of fiscal 2006 as it remained at $0.46 per share for the quarter, but it did lower basic and diluted earnings per share year-to-date from $0.93 per share to $0.92 per share. The cumulative effect of the change on total shareholders’ equity as of May 31, 2006, was less than $1,000.
As a result of adopting Statement 123(R) on June 1, 2006, Cintas’ income before income taxes and net income for the six months ended November 30, 2006, are $1,250 and $552 lower, respectively, than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the six months ended November 30, 2006, are less than $.01 lower than if Cintas had continued to account for share-based compensation under Opinion 25.

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)
3. Earnings per Share
The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective periods:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2006	2005	2006	2005
		(Restated)*		(Restated)*
Numerator:
Net income	$82,527	$76,839	$167,489	$155,261

Denominator:
Denominator for basic earnings per share-weighted average shares	160,312	167,975	160,542	168,460

Effect of dilutive securities-employee stock options	409	636	390	623

Denominator for diluted earnings per share-adjusted weighted average shares and assuming conversions	160,721	168,611	160,932	169,083

Basic earnings per share	$.51	$.46	$1.04	$.92

Diluted earnings per share	$.51	$.46	$1.04	$.92

*	Restated to reflect the adoption of FAS 123(R) using the modified-retrospective method.
4. Goodwill, Service Contracts and Other Assets
Changes in the carrying amount of goodwill and service contracts for the six months ended November 30, 2006, by operating segment, are as follows:

		Other
	Rentals	Services	Total
Goodwill
Balance as of June 1, 2006	$855,135	$281,040	$1,136,175
Goodwill acquired	(1,373)	36,445	35,072
Foreign currency translation	(581)	(186)	(767)

Balance as of November 30, 2006	$853,181	$317,299	$1,170,480

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

		Other
	Rentals	Services	Total
Service Contracts
Balance as of June 1, 2006	$132,391	$47,574	$179,965
Service contracts acquired	304	6,722	7,026
Service contracts amortization	(10,088)	(4,626)	(14,714)
Foreign currency translation	(844)	(42)	(886)

Balance as of November 30, 2006	$121,763	$49,628	$171,391

Information regarding Cintas’ service contracts and other assets are as follows:

	As of November 30, 2006
	Carrying	Accumulated
	Amount	Amortization	Net
Service contracts	$300,463	$129,072	$171,391

Noncompete and consulting agreements	$49,791	$18,968	$30,823
Other	29,952	3,990	25,962

Total	$79,743	$22,958	$56,785

	As of May 31, 2006
	Carrying	Accumulated
	Amount	Amortization	Net
Service contracts	$295,929	$115,964	$179,965

Noncompete and consulting agreements	$45,801	$15,484	$30,317
Other	40,512	3,523	36,989

Total	$86,313	$19,007	$67,306

Amortization expense was $19,679 and $15,678 for the six months ended November 30, 2006 and November 30, 2005, respectively. Estimated amortization expense, excluding any future acquisitions, for each of the next five years is $39,160, $36,170, $33,936, $30,938 and $27,267, respectively.

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)
5. Debt, Derivatives and Hedging Activities
On August 15, 2006, Cintas issued $250,000 of senior notes due in 2036. This debt bears an interest rate of 6.15% paid semi-annually beginning February 15, 2007. The proceeds generated from the offering were used to repay a portion of our outstanding commercial paper borrowings.
Cintas formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. Cintas’ hedging activities are transacted only with highly-rated institutions, reducing the exposure to credit risk in the event of nonperformance. Cintas periodically uses derivatives for fair value hedging and cash flow hedging purposes. There were no fair value hedges in place as of November 30, 2006.
Cash flow hedges are derivative instruments that hedge the exposure of variability in short-term interest rates. These agreements effectively convert a portion of the floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. The effective portion of the net gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains or losses on the ineffective portion of the hedge are charged to earnings in the current period. When outstanding, the effectiveness of these derivative instruments is reviewed at least every fiscal quarter. Examples of cash flow hedging instruments that Cintas may use are interest rate swaps, lock agreements and forward starting swaps. There were no interest rate swap or lock agreements outstanding as of November 30, 2006. There was a cash settled forward starting swap in place as of November 30, 2006, which is discussed below.
During the third quarter of fiscal 2006, Cintas entered into a cash settled forward starting swap to protect forecasted interest payments from interest rate movement for an anticipated $200,000 debt issuance in fiscal 2008. The Hypothetical Derivative Method is used to measure hedge effectiveness. Cintas expects the forward starting swap to be perfectly effective as the critical terms of the anticipated debt issuance will perfectly offset the hedged cash flows of the forecasted interest payments. When the $200,000 of hedged debt is issued, the lender will make a payment to Cintas if the 30-year Treasury rate has increased since the inception of the cash settled forward starting swap. Conversely, if the 30-year Treasury rate decreases during that period, Cintas will pay the lender. The value of the cash settled forward starting swap prior to the debt issuance is recorded in other comprehensive income in shareholders’ equity and other assets or accrued liabilities depending on the value of the swap at the end of each reporting period. Once the debt is issued, the value of the forward starting swap will be settled with cash and will be amortized to earnings over the term of the debt issuance.
Cintas used interest rate lock agreements to hedge against movements in the treasury rates at the time Cintas issued its senior notes, both for the senior notes issued in fiscal 2002 and the senior notes issued in fiscal 2007. The amortization of the cash flow hedges resulted in a credit to other comprehensive income of $104 for the three months ended November 30, 2006, and $177 for the six months ended November 30, 2006.
Cintas has certain significant covenants related to debt agreements. These covenants limit Cintas’ ability to incur certain liens, to engage in sale-leaseback transactions and to merge, consolidate or sell all or substantially all of Cintas’ assets. These covenants also require Cintas to maintain certain debt to capitalization and interest coverage ratios. Cross default provisions exist between certain debt instruments. Cintas is in compliance with all of the significant debt covenants for all periods presented. Were a default of a significant covenant to occur, the default could result in an acceleration of indebtedness, impair liquidity and limit the ability to raise future capital. Cintas’ debt, net of cash and marketable securities, is $619,052 as of November 30, 2006. For the six months ended November 30, 2006, net cash provided by operating activities was $227,334 and capital expenditures were $81,321.

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)
6. Stock-Based Compensation
Under the 2005 equity compensation plan, which was approved by shareholders and adopted by Cintas in fiscal 2006, Cintas may grant officers and key employees equity compensation in the form of stock options, stock appreciation rights, restricted and unrestricted stock, performance awards and other stock unit awards up to an aggregate of 14,000,000 shares of Cintas’ common stock. The compensation cost charged against income was $1,847 and $1,432 for the three month periods ended November 30, 2006 and November 30, 2005, respectively. The compensation cost charged against income was $1,250 and $3,045 for the six month periods ended November 30, 2006 and November 30, 2005, respectively. The amount recorded in the six month period ended November 30, 2006, reflects a cumulative catch-up adjustment of $2,169 ($2,088 after tax), due to a change in the estimated forfeitures for certain existing stock option and restricted stock grants. Basic and diluted earnings per share for the six months ended November 30, 2006, are both $.01 higher, respectively, due to this change in estimated forfeitures. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $441 and $113 for the three month periods ended November 30, 2006 and 2005, respectively, and was $697 and $301 for the six month periods ended November 30, 2006 and 2005, respectively.
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
The fair value of these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Three and Six Months Ended
	November 30,
	2006	2005
Risk-free interest rate	4.00%	4.00%
Dividend yield	.70%	.50%
Expected volatility of Cintas’ common stock	35%	35%
Expected life of the option in years	7.5	9
The risk-free interest rate is based on U.S. government issues with a remaining term equal to the expected life of the stock options. The determination of expected volatility is based on historical volatility of Cintas stock over the period commensurate with the expected term of stock options, as well as other relevant factors. The weighted average expected term was determined based on the historical employee exercise behavior of the options. The weighted-average grant date fair value of stock options granted during the three months ended November 30, 2006, was $17.47 and was $20.95 for the three months ended November 30, 2005. The weighted-average grant date fair value of stock options granted during the six months ended November 30, 2006, was $15.89 and was $20.95 for the six months ended November 30, 2005.
The information presented in the following table relates primarily to stock options granted and outstanding under either the plan adopted in fiscal 2006 or under previously adopted plans:

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

		Weighted Average
	Shares	Exercise Price

Outstanding May 31, 2006 (2,718,180 shares exercisable)	6,535,404	$40.08
Granted	1,061,005	37.60
Forfeitures/Cancellations	(157,435)	42.52
Exercised	(144,607)	18.95

Outstanding August 31, 2006 (2,707,855 shares exercisable)	7,294,367	$40.09
Granted	111,500	41.31
Forfeitures/Cancellations	(198,545)	42.02
Exercised	(79,038)	24.38

Outstanding November 30, 2006 (2,561,212 shares exercisable)	7,128,284	$40.23

The intrinsic value of stock options exercised in the three and six months ended November 30, 2006, was $1,464 and $4,068, respectively.
The following table summarizes the information related to stock options outstanding at November 30, 2006:

	Outstanding Options			Exercisable Options
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Option	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$18.00–$39.19	1,919,132	6.70	$33.43	584,350	$26.06
39.29 – 41.98	1,989,902	5.91	40.69	947,062	41.77
42.06 – 44.33	1,668,000	6.77	42.35	446,650	42.76
44.43 – 53.19	1,551,250	7.20	45.67	583,150	47.69

$18.00–$53.19	7,128,284	6.61	$40.23	2,561,212	$39.71

At November 30, 2006, the aggregate intrinsic value of stock options outstanding and exercisable was $19,974 and $9,825, respectively.
Restricted Stock
Restricted stock consists of Cintas’ common stock which is subject to such conditions, restrictions and limitations as the Cintas Compensation Committee determines to be appropriate. The vesting period is generally three years after the grant date.
The information presented in the following table relates to restricted stock granted and outstanding under the plan adopted in fiscal 2006:

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

		Weighted Average
	Shares	Price

Outstanding, unvested grants at May 31, 2006	128,075	$36.08
Granted	230,365	38.06
Cancelled	—	—
Vested	—	—

Outstanding, unvested grants at August 31, 2006	358,440	$37.36
Granted	15,866	38.97
Cancelled	(2,460)	36.08
Vested	—	—

Outstanding, unvested grants at November 30, 2006	371,846	$37.43

The remaining unrecognized compensation cost related to unvested stock options and restricted stock at November 30, 2006, was approximately $45,548, and the weighted-average period of time over which this cost will be recognized is 3.7 years.
Cintas reserves shares of common stock to satisfy share option exercises and/or future restricted stock grants. At November 30, 2006, 13,244,833 shares of common stock are reserved for future issuance under the 2005 plan.
During fiscal 2005, the Compensation Committee of the Board of Directors approved a resolution to accelerate the vesting for certain “out-of-the-money” options. The “out-of-the-money” options that were accelerated were provided to employees during fiscal 2000, 2001, 2002 and 2003. The Compensation Committee approved this acceleration in order to provide these employees the increased benefit of exercising these options when they become “in-the-money” and to avoid recognizing future compensation expense related to outstanding options under Statement 123(R). After amendment of all underlying option agreements, compensation expense to be recognized in the statement of income during the first year of adoption of Statement 123(R) was reduced by approximately $3,500.
7. Comprehensive Income
Total comprehensive income represents the net change in shareholders’ equity during a period from sources other than transactions with shareholders and, as such, includes net earnings. For Cintas, the only components of total comprehensive income are the change in cumulative foreign currency translation adjustments, the change in the fair value of derivatives and the change in the fair value of available-for-sale securities. The components of comprehensive income for the three and six month periods ended November 30, 2006 and November 30, 2005 are as follows:

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2006	2005	2006	2005
		(Restated)*		(Restated)*
Net income	$82,527	$76,839	$167,489	$155,261
Other comprehensive income:
Foreign currency translation adjustment	(6,563)	2,637	(7,094)	10,787
Change in fair value of derivatives**	(6,258)	73	(16,688)	146
Change in fair value of available-for-sale securities, net of $164 and $375 of tax, respectively	292	—	640	—

Comprehensive income	$69,998	$79,549	$144,347	$166,194

*	Restated to reflect the adoption of FAS 123(R) using the modified-retrospective method.

**	Net of $3,736 of tax for the three months ended November 30, 2006, and net of $9,905 of tax for the six months ended November 30, 2006.
8. Litigation and Other Contingencies
Cintas is subject to legal proceedings and claims arising from the ordinary course of its business, including personal injury, customer contract, environmental and employment claims. In the opinion of management, the aggregate liability, if any, with respect to such ordinary course of business actions, will not have a material adverse effect on the consolidated financial position or results of operations of Cintas. Cintas is party to additional litigation not considered in the ordinary course of business, including the litigation discussed below.
Cintas is a defendant in a purported class action lawsuit, Paul Veliz, et al. v. Cintas Corporation, filed on March 19, 2003, in the United States District Court, Northern District of California, Oakland Division, alleging that Cintas violated certain federal and state wage and hour laws applicable to its service sales representatives, whom Cintas considers exempt employees, and asserting additional related ERISA claims. On August 23, 2005, an amended complaint was filed alleging additional state law wage and hour claims under the following state laws: Arkansas, Kansas, Kentucky, Maine, Maryland, Massachusetts, Minnesota, New Mexico, Ohio, Oregon, Pennsylvania, Rhode Island, Washington, West Virginia and Wisconsin. The plaintiffs are seeking unspecified monetary damages, injunctive relief or both. Cintas denies these claims and is defending the plaintiffs’ allegations. On February 14, 2006, the court ordered a majority of the opt-in plaintiffs to arbitrate their claims in accordance with the terms of their Cintas employment agreement. On February 14, 2006, the court also permitted plaintiffs to file a second amended complaint alleging state law claims in the 15 states listed above only with respect to the putative class members that may litigate their claims in court. No determination has been made by the court or an arbitrator regarding class certification. There can be no assurance as to whether a class will be certified or, if a class is certified, as to the geographic or other scope of such class. If a court or arbitrator certifies a class in this action and there is an adverse verdict on the merits, or in the event of a negotiated settlement of the action, the resulting liability and/or any increased costs of operations on an ongoing basis could be material to Cintas. Any estimated liability relating to this lawsuit is not determinable at this time.
Cintas also is a defendant in a purported class action lawsuit, Mirna E. Serrano, et al. v. Cintas Corporation, filed on May 10, 2004, and pending in the United States District Court, Eastern District of Michigan, Southern Division (“Serrano”). Serrano alleges that Cintas discriminated against women in

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)
hiring into various SSR positions across all divisions of Cintas throughout the United States. On November 15, 2005, the Equal Employment Opportunity Commission (“EEOC”) intervened in the Serrano lawsuit. The Serrano plaintiffs seek injunctive relief, compensatory damages, punitive damages, attorneys’ fees and other remedies. Cintas is a defendant in another purported class action lawsuit, Nelly Blanca Avalos, et al. v. Cintas Corporation, currently pending in the United States District Court, Eastern District of Michigan, Southern Division (“Avalos”). Avalos alleges that Cintas discriminated against women, African-Americans and Hispanics in hiring into various SSR positions in Cintas’ Rental division only throughout the United States. On April 27, 2005, the EEOC intervened in the claims asserted in Avalos. The Avalos plaintiffs seek injunctive relief, compensatory damages, punitive damages, attorneys’ fees and other remedies. The claims in Avalos originally were brought in the previously disclosed lawsuit captioned Robert Ramirez, et al. v. Cintas Corporation, filed on January 20, 2004, in the United States District Court, Northern District of California, San Francisco Division (“Ramirez”). On May 11, 2006, however, those claims were severed from Ramirez and transferred to the Eastern District of Michigan, Southern Division, where the case was re-named Avalos. On July 10, 2006, Avalos and Serrano were consolidated for all pretrial purposes, including proceedings on class certification. The consolidated case is known as Mirna E. Serrano/Blanca Nelly Avalos, et al. v. Cintas Corporation, and remains pending in the United States District Court, Eastern District of Michigan, Southern Division. No filings or determinations have been made in Serrano/Avalos as to class certification. There can be no assurance as to whether a class will be certified or, if a class is certified, as to the geographic or other scope of such class. The non-SSR hiring claims in the previously disclosed Ramirez case that have not been dismissed remain pending in the Northern District of California, San Francisco Division, but were ordered to arbitration and stayed pending the completion of arbitration. The Ramirez purported class action claims currently in arbitration include allegations that Cintas failed to promote Hispanics into supervisory positions, discriminated against African-Americans and Hispanics in SSR route assignments and discriminated against African-Americans in hourly pay in Cintas’ Rental division only throughout the United States. The Ramirez plaintiffs seek injunctive relief, compensatory damages, punitive damages, attorneys’ fees and other remedies. No filings or determinations have been made in Ramirez as to class certification. There can be no assurance as to whether a class will be certified or, if a class is certified, as to the geographic or other scope of such class. In addition, a class action lawsuit, Larry Houston, et al. v. Cintas Corporation, was filed on August 3, 2005, in the United States District Court for the Northern District of California on behalf of African-American managers alleging racial discrimination. On November 22, 2005, the court entered an order requiring the named plaintiffs in the Houston lawsuit to arbitrate all of their claims for monetary damages. If there is an adverse verdict or a negotiated settlement of all or any of these actions, the resulting liability and/or any increased costs of operations on an ongoing basis could be material to Cintas. Any estimated liability relating to these proceedings is not determinable at this time.
Several other similar administrative proceedings are pending including two charges filed on November 30, 2004, by an EEOC Commissioner with the EEOC Systemic Litigation Unit alleging: (i) failure to hire and assign females to production job positions; and (ii) failure to hire females, African-Americans and Hispanics into the Management Trainee program. The investigations of these allegations are pending and no determinations have been made. On January 24, 2005, Jennifer Fargo filed a charge on behalf of herself and a similarly situated class with the Augusta Human Relations Commission and the EEOC Detroit District office alleging gender and equal pay discrimination against female sales representatives and sales associates. The investigation of these allegations is pending and no determinations have been made. On August 29, 2006, the EEOC Indianapolis District Office issued a dismissal and notice of rights and closed its file on the Clifton Cooper charge filed on March 23, 2005, by Cooper on behalf of himself and a similarly situated class with the EEOC Systemic Litigation Unit alleging discriminatory pay and treatment due to race. On May 26, 2006, the EEOC issued a dismissal and notice of rights and closed its file on the Melissa Schulz charge filed on April 25, 2005, on behalf of herself and a similarly situated class with the EEOC Systemic Litigation Unit and the Oregon Bureau of Labor and Industries, Civil Rights

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)
Division alleging discriminatory pay and treatment due to race and gender, following a determination that it was unable to conclude that the information obtained established a violation of statute.
Cintas is also a defendant in a lawsuit, J. Lester Alexander, III vs. Cintas Corporation, et al., which was originally filed on October 25, 2004, and is currently pending in the Circuit Court of Randolph County, Alabama. The case was brought by J. Lester Alexander, III, the Chapter 7 Trustee (the “Trustee”) of Terry Manufacturing Company, Inc. (“TMC”) and Terry Uniform Company, LLC (“TUC”), against Cintas in Randolph County, Alabama. The Trustee seeks damages against Cintas for allegedly breaching fiduciary duties to TMC and TUC and for allegedly aiding and abetting breaches of fiduciary duties by others to those entities. The complaint also includes allegations that Cintas breached certain limited liability company agreements, or alternatively, misrepresented its intention to perform its obligations in those agreements and acted as alter egos of the bankrupt TMC and is therefore liable for all of TMC’s debts. The Trustee is seeking $50,000 in compensatory damages and $100,000 in punitive damages. Cintas denies these claims and is vigorously defending itself against all claims in the complaint. If there is an adverse verdict on the merits or in the event of a negotiated settlement of this lawsuit, the resulting liability could be material to Cintas. Any estimated liability relating to this lawsuit is not determinable at this time.
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

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

		Other
	Rentals	Services	Corporate	Total
For the three months ended November 30, 2006
Revenue	$684,491	$238,775	$—	$923,266

Income (loss) before income taxes	$117,797	$24,648	$(10,860)	$131,585

For the three months ended November 30, 2005 (Restated)*
Revenue	$631,590	$204,195	$—	$835,785

Income (loss) before income taxes	$112,637	$16,780	$(6,152)	$123,265

As of and for the six months ended November 30, 2006
Revenue	$1,372,149	$465,278	$—	$1,837,427

Income (loss) before income taxes	$241,877	$46,921	$(21,766)	$267,032

Total assets	$2,531,085	$731,758	$172,221	$3,435,064

As of and for the six months ended November 30, 2005 (Restated)*
Revenue	$1,259,598	$399,662	$—	$1,659,260

Income (loss) before income taxes	$227,796	$32,559	$(11,786)	$248,569

Total assets	$2,284,343	$580,690	$255,934	$3,120,967

*	Restated to reflect the adoption of FAS 123(R) using the modified-retrospective method.
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
Condensed consolidating financial statements for Cintas, Corp. 2, the subsidiary guarantors and non-guarantors are presented below:

CONDENSED CONSOLIDATING INCOME STATEMENT
THREE MONTHS ENDED NOVEMBER 30, 2006

						Cintas
	Cintas		Subsidiary			Corporation
	Corporation	Corp. 2	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenue:
Rentals	$—	$502,623	$138,631	$43,389	$(152)	$684,491
Other services	—	342,641	130,277	16,009	(250,152)	238,775
Equity in net income of affiliates	82,527	—	—	—	(82,527)	—

	82,527	845,264	268,908	59,398	(332,831)	923,266
Costs and expenses (income):
Cost of rentals	—	318,314	79,434	25,428	(43,161)	380,015
Cost of other services	—	265,011	84,905	9,673	(207,411)	152,178
Selling and administrative expenses	—	225,676	11,815	12,697	(1,560)	248,628
Interest income	—	(843)	(3)	(777)	—	(1,623)
Interest expense	—	12,538	(1,451)	1,396	—	12,483

	—	820,696	174,700	48,417	(252,132)	791,681

Income before income taxes	82,527	24,568	94,208	10,981	(80,699)	131,585
Income taxes	—	9,397	35,995	3,666	—	49,058

Net income	$82,527	$15,171	$58,213	$7,315	$(80,699)	$82,527

CONDENSED CONSOLIDATING INCOME STATEMENT
THREE MONTHS ENDED NOVEMBER 30, 2005
(RESTATED)*

						Cintas
	Cintas		Subsidiary			Corporation
	Corporation	Corp. 2	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenue:
Rentals	$—	$463,499	$129,694	$38,524	$(127)	$631,590
Other services	—	290,925	102,980	14,035	(203,745)	204,195
Equity in net income of affiliates	76,839	—	—	—	(76,839)	—

	76,839	754,424	232,674	52,559	(280,711)	835,785
Costs and expenses (income):
Cost of rentals	—	292,922	76,735	22,532	(42,531)	349,658
Cost of other services	—	218,488	69,319	9,043	(161,184)	135,666
Selling and administrative expenses	—	202,677	8,016	10,123	228	221,044
Interest income	—	(898)	(106)	(328)	—	(1,332)
Interest expense	—	7,403	(986)	1,067	—	7,484

	—	720,592	152,978	42,437	(203,487)	712,520

Income before income taxes	76,839	33,832	79,696	10,122	(77,224)	123,265
Income taxes	—	12,808	29,874	3,744	—	46,426

Net income	$76,839	$21,024	$49,822	$6,378	$(77,224)	$76,839

*	Restated to reflect the adoption of FAS 123(R) using the modified-retrospective method.

CONDENSED CONSOLIDATING INCOME STATEMENT
SIX MONTHS ENDED NOVEMBER 30, 2006

						Cintas
	Cintas		Subsidiary			Corporation
	Corporation	Corp. 2	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenue:
Rentals	$—	$1,008,146	$277,871	$86,436	$(304)	$1,372,149
Other services	—	662,760	260,504	29,046	(487,032)	465,278
Equity in net income of affiliates	167,489	—	—	—	(167,489)	—

	167,489	1,670,906	538,375	115,482	(654,825)	1,837,427
Costs and expenses (income):
Cost of rentals	—	632,626	160,882	50,693	(85,886)	758,315
Cost of other services	—	509,362	169,991	17,717	(399,512)	297,558
Selling and administrative expenses	—	453,164	19,679	23,479	(3,566)	492,756
Interest income	—	(1,694)	(5)	(1,450)	—	(3,149)
Interest expense	—	24,978	(2,834)	2,771	—	24,915

	—	1,618,436	347,713	93,210	(488,964)	1,570,395

Income before income taxes	167,489	52,470	190,662	22,272	(165,861)	267,032
Income taxes	—	19,859	72,161	7,523	—	99,543

Net income	$167,489	$32,611	$118,501	$14,749	$(165,861)	$167,489

CONDENSED CONSOLIDATING INCOME STATEMENT
SIX MONTHS ENDED NOVEMBER 30, 2005
(RESTATED)*

						Cintas
	Cintas		Subsidiary			Corporation
	Corporation	Corp. 2	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenue:
Rentals	$—	$925,447	$259,701	$74,703	$(253)	$1,259,598
Other services	—	587,496	201,936	27,088	(416,858)	399,662
Equity in net income of affiliates	155,261	—	—	—	(155,261)	—

	155,261	1,512,943	461,637	101,791	(572,372)	1,659,260
Costs and expenses (income):
Cost of rentals	—	578,709	152,418	43,838	(85,882)	689,083
Cost of other services	—	442,244	138,889	17,453	(334,358)	264,228
Selling and administrative expenses	—	424,882	(998)	22,186	(476)	445,594
Interest income	—	(2,233)	(197)	(604)	—	(3,034)
Interest expense	—	14,717	(1,993)	2,096	—	14,820

	—	1,458,319	288,119	84,969	(420,716)	1,410,691

Income before income taxes	155,261	54,624	173,518	16,822	(151,656)	248,569
Income taxes	—	20,902	66,395	6,011	—	93,308

Net income	$155,261	$33,722	$107,123	$10,811	$(151,656)	$155,261

*	Restated to reflect the adoption of FAS 123(R) using the modified-retrospective method.

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF NOVEMBER 30, 2006

						Cintas
	Cintas		Subsidiary			Corporation
	Corporation	Corp. 2	Guarantors	Non-Guarantors	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$—	$4,470	$7,270	$27,199	$—	$38,939
Marketable securities	—	77,644	—	55,638	—	133,282
Accounts receivable, net	—	269,760	128,971	23,372	(17,061)	405,042
Inventories, net	—	190,279	27,385	7,693	(7,782)	217,575
Uniforms and other rental items in service	—	277,926	82,359	19,785	(33,049)	347,021
Prepaid expenses	—	6,886	5,951	757	—	13,594

Total current assets	—	826,965	251,936	134,444	(57,892)	1,155,453

Property and equipment, at cost, net	—	600,950	230,088	49,917	—	880,955

Goodwill	—	308,170	841,733	20,577	—	1,170,480
Service contracts, net	—	104,998	61,146	5,247	—	171,391
Other assets, net	1,611,923	76,054	1,293,662	176,575	(3,101,429)	56,785

	$1,611,923	$1,917,137	$2,678,565	$386,760	$(3,159,321)	$3,435,064

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$(465,247)	$(314,011)	$828,255	$(1,946)	$32,093	$79,144
Accrued compensation and related liabilities	—	35,011	12,998	2,640	—	50,649
Accrued liabilities	—	203,635	(45,562)	4,288	(45)	162,316
Income taxes:
Current	—	8,707	72,756	423	—	81,886
Deferred	—	—	55,339	1,154	—	56,493
Long-term debt due within one year	—	228,563	1,101	—	(187)	229,477

Total current liabilities	(465,247)	161,905	924,887	6,559	31,861	659,965

Long-term debt due after one year	—	567,073	(57,256)	86,572	(34,593)	561,796
Deferred income taxes	—	10,263	102,005	4,623	—	116,891
Total shareholders’ equity	2,077,170	1,177,896	1,708,929	289,006	(3,156,589)	2,096,412

	$1,611,923	$1,917,137	$2,678,565	$386,760	$(3,159,321)	$3,435,064

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MAY 31, 2006
(RESTATED)*

						Cintas
	Cintas		Subsidiary			Corporation
	Corporation	Corp. 2	Guarantors	Non-Guarantors	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$—	$9,461	$8,674	$20,779	$—	$38,914
Marketable securities	—	154,711	—	47,828	—	202,539
Accounts receivable, net	—	256,602	124,143	21,378	(12,218)	389,905
Inventories, net	—	172,279	27,582	8,256	(10,117)	198,000
Uniforms and other rental items in service	—	272,197	77,636	19,996	(32,342)	337,487
Prepaid expenses	—	8,169	2,539	455	—	11,163

Total current assets	—	873,419	240,574	118,692	(54,677)	1,178,008

Property and equipment, at cost, net	—	604,813	208,684	50,286	—	863,783

Goodwill	—	292,969	822,165	21,041	—	1,136,175
Service contracts, net	—	112,016	61,324	6,625	—	179,965
Other assets, net	1,582,561	70,113	1,165,524	186,430	(2,937,322)	67,306

	$1,582,561	$1,953,330	$2,498,271	$383,074	$(2,991,999)	$3,425,237

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$(465,247)	$(205,605)	$716,714	$(12,240)	$38,013	$71,635
Accrued compensation and related liabilities	—	34,796	12,651	2,687	—	50,134
Accrued liabilities	—	190,728	(7,518)	6,666	(949)	188,927
Income taxes:
Current	—	4,081	37,355	2,258	—	43,694
Deferred	—	—	50,421	1,248	—	51,669
Long-term debt due within one year	—	3,549	911	—	(172)	4,288

Total current liabilities	(465,247)	27,549	810,534	619	36,892	410,347

Long-term debt due after one year	—	801,649	(61,312)	89,770	(35,653)	794,454
Deferred income taxes	—	10,263	115,187	4,794	—	130,244
Total shareholders’ equity	2,047,808	1,113,869	1,633,862	287,891	(2,993,238)	2,090,192

	$1,582,561	$1,953,330	$2,498,271	$383,074	$(2,991,999)	$3,425,237

*	Restated to reflect the adoption of FAS 123(R) using the modified-retrospective method.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED NOVEMBER 30, 2006

						Cintas
	Cintas		Subsidiary	Non-		Corporation
	Corporation	Corp. 2	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$167,489	$32,611	$118,501	$14,749	$(165,861)	$167,489
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	—	40,653	22,155	3,266	—	66,074
Amortization of deferred charges	—	11,174	7,194	1,311	—	19,679
Stock-based compensation	1,250	—	—	—	—	1,250
Deferred income taxes	—	9,479	(8,264)	(216)	—	999
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable	—	(12,662)	(4,097)	(2,263)	4,843	(14,179)
Inventories	—	(17,989)	507	563	(2,335)	(19,254)
Uniforms and other rental items in service	—	(5,729)	(4,723)	211	707	(9,534)
Prepaid expenses	—	1,283	(3,405)	(302)	—	(2,424)
Accounts payable	—	(108,406)	111,538	10,294	(5,920)	7,506
Accrued compensation and related liabilities	—	215	347	(47)	—	515
Accrued liabilities	—	9,737	(37,242)	(2,378)	904	(28,979)
Tax benefit on exercise of stock options	(97)	—	—	—	—	(97)
Income taxes payable	—	4,626	35,498	(1,835)	—	38,289

Net cash provided by (used in) operating activities	168,642	(35,008)	238,009	23,353	(167,662)	227,334

Cash flows from investing activities:
Capital expenditures	—	(35,782)	(42,406)	(3,133)	—	(81,321)
Proceeds from sale or redemption of marketable securities	—	78,272	—	2,213	—	80,485
Purchase of marketable securities	—	(52)	—	(10,166)	—	(10,218)
Acquisitions of businesses, net of cash acquired	—	(23,546)	(30,201)	(35)	—	(53,782)
Other	(29,265)	26,486	(171,052)	4,474	166,617	(2,740)

Net cash (used in) provided by investing activities	(29,265)	45,378	(243,659)	(6,647)	166,617	(67,576)

Cash flows from financing activities:
Proceeds from issuance of debt	—	250,000	2,460	—	—	252,460
Repayment of debt	—	(259,562)	1,786	(3,198)	1,045	(259,929)
Stock options exercised	5,781	—	—	—	—	5,781
Tax benefit on exercise of stock options	97	—	—	—	—	97
Purchase of common stock	(141,960)	—	—	—	—	(141,960)
Other	(3,295)	(5,799)	—	(7,088)	—	(16,182)

Net cash (used in) provided by financing activities	(139,377)	(15,361)	4,246	(10,286)	1,045	(159,733)

Net (decrease) increase in cash and cash equivalents	—	(4,991)	(1,404)	6,420	—	25
Cash and cash equivalents at beginning of period	—	9,461	8,674	20,779	—	38,914

Cash and cash equivalents at end of period	$—	$4,470	$7,270	$27,199	$—	$38,939

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED NOVEMBER 30, 2005
(RESTATED)*

						Cintas
	Cintas		Subsidiary	Non-		Corporation
	Corporation	Corp. 2	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$155,261	$33,722	$107,123	$10,811	$(151,656)	$155,261
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	—	38,300	20,614	3,068	—	61,982
Amortization of deferred charges	—	8,974	5,314	1,390	—	15,678
Stock-based compensation	3,045	—	—	—	—	3,045
Deferred income taxes	—	—	5,985	428	—	6,413
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable	—	(6,729)	(9,082)	(10,680)	(1,076)	(27,567)
Inventories	—	5,831	101	74	(2,910)	3,096
Uniforms and other rental items in service	—	(6,089)	(1,806)	(1,437)	(695)	(10,027)
Prepaid expenses	—	951	(308)	67	—	710
Accounts payable	—	(77,407)	69,010	(2,354)	—	(10,751)
Accrued compensation and related liabilities	—	69	1,273	315	—	1,657
Accrued liabilities	—	(8,060)	(35,578)	(510)	917	(43,231)
Tax benefit on exercise of stock options	(301)	—	—	—	—	(301)
Income taxes payable	—	7,823	41,636	475	—	49,934

Net cash provided by (used in) operating activities	158,005	(2,615)	204,282	1,647	(155,420)	205,899

Cash flows from investing activities:
Capital expenditures	—	(32,062)	(32,181)	(5,938)	—	(70,181)
Proceeds from sale or redemption of marketable securities	—	63,035	—	10,136	—	73,171
Purchase of marketable securities	—	(298)	—	(9,979)	—	(10,277)
Acquisitions of businesses, net of cash acquired	—	(12,379)	(70,130)	(4,569)	—	(87,078)
Other	(48,230)	4,527	(102,395)	(7,679)	156,888	3,111

Net cash (used in) provided by investing activities	(48,230)	22,823	(204,706)	(18,029)	156,888	(91,254)

Cash flows from financing activities:
Repayment of debt	—	(6,132)	(4,764)	5,961	(1,468)	(6,403)
Stock options exercised	7,152	—	—	—	—	7,152
Tax benefit on exercise of stock options	301	—	—	—	—	301
Purchase of common stock	(114,170)	—	—	—	—	(114,170)
Other	(3,058)	146	—	10,787	—	7,875

Net cash (used in) provided by financing activities	(109,775)	(5,986)	(4,764)	16,748	(1,468)	(105,245)

Net increase (decrease) in cash and cash equivalents	—	14,222	(5,188)	366	—	9,400
Cash and cash equivalents at beginning of period	—	13,259	12,570	17,367	—	43,196

Cash and cash equivalents at end of period	$—	$27,481	$7,382	$17,733	$—	$52,596

*	Restated to reflect the adoption of FAS 123(R) using the modified-retrospective method.

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
To pursue this strategy, we focus on the development of a highly talented and diverse team of employees (whom we call partners) — a team that is properly trained and motivated to service our customers. We support our partners’ service efforts by providing superior products with distinct competitive advantages, and we embrace technological advances.
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
New Accounting Pronouncement
At November 30, 2006, Cintas had an equity compensation plan, which is more fully described in Note 6 entitled Stock-Based Compensation of “Notes to Consolidated Financial Statements.” Prior to June 1, 2006, Cintas accounted for this plan under the intrinsic value method proscribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. Effective June 1, 2006, Cintas adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-

retrospective transition method. Under that transition method, all prior periods have been restated based on the amounts previously calculated in the pro forma footnote disclosures required by Statement 123. Statement 123(R) requires all share-based payments to employees, including stock options, to be recognized as an expense in the statement of income based on their fair values. Due to this restatement, Cintas’ income before income taxes and net income decreased by $1.1 million for the three months ended November 30, 2005, and $2.2 million for the six months ended November 30, 2005. This adoption did not result in any change to basic and diluted earnings per share for the second quarter of fiscal 2006 as it remained at $0.46 per share for the quarter, but it did lower basic and diluted earnings per share year-to-date from $0.93 per share to $0.92 per share. The cumulative effect of the change on total shareholders’ equity as of May 31, 2006, was less than $1 million.
As a result of adopting Statement 123(R) on June 1, 2006, Cintas’ income before income taxes and net income for the six months ended November 30, 2006, are $1.3 million and $.6 million lower than if Cintas had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the six months ended November 30, 2006, are less than $.01 lower than if the company had continued to account for share-based compensation under Opinion 25.
Three Months Ended November 2006 Compared to Three Months Ended November 2005
Revenue, Expenses and Income
Revenue Comparison
Total revenue increased 10.5% for the three months ended November 30, 2006, over the same period in fiscal 2006. Internal growth for this period was 6.1%. The remaining 4.4% represents growth derived mainly through the acquisitions of uniform and mat rental businesses in our Rentals segment and acquisitions of first aid, safety and fire protection businesses and document management businesses within our Other Services segment.
Net Rentals revenue increased 8.4% for the three months ended November 30, 2006, over the same period in the prior fiscal year. Rentals operating segment internal growth for the second quarter of fiscal 2007 was 5.2% as compared to the three months ended November 30, 2005. The Net Rentals revenue internal growth is primarily due to the sale of new rental programs to customers, offset by lost business. The remaining growth was generated primarily through the acquisition of uniform and mat rental businesses.
Other Services revenue increased 16.9% for the three months ended November 30, 2006, over the same period in the prior year. Other Services operating segment internal growth for the second quarter of fiscal 2007 was 8.9% as compared to the three months ended November 30, 2005. This internal growth was generated primarily through the increased direct sale of uniforms to national customers and increased sales of first aid and safety products and services and document management services to customers. The additional growth was generated through a combination of acquisitions of first aid, safety and fire protection businesses and document management businesses.
Expense Comparison
Cost of rentals consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other rental items. Cost of rentals increased 8.7% for the three months ended November 30, 2006, as compared to the three months ended November 30, 2005. This increase reflects a rise in material costs of $12.6 million due to increased Rentals revenue and higher restroom supply material costs. These increases were offset by a 3.8% decrease in Rentals energy costs from approximately $26 million in the three months ended November 30, 2005, to $25 million in the three months ended November 30, 2006.
Cost of other services consists primarily of cost of goods sold (predominantly uniforms and first aid products), delivery expenses and distribution expenses. Cost of other services increased 12.2% for the three months ended November 30, 2006, as compared to the three months ended November 30, 2005. This increase was mainly due to increased sales in this segment. Gross margin within this segment may fluctuate depending on the type of product or service sold, as more cost efficient sourcing is employed and as products which require additional services or specialization generate higher gross margins. For example, tailored garments that incorporate high levels of design and customization tend to generate higher gross margins than work wear and standard catalog items. The current quarter’s gross margin is 36.3%, which is in line with the expected range of 32% to 37% for this segment.
Selling and administrative expenses increased 12.5% for the three months ended November 30, 2006, as compared to the three months ended November 30, 2005. In order to accelerate revenue growth, we continue to increase our sales force, marketing plans and sales promotions. These measures combined to increase our selling costs by $6.0 million over the prior year. The cost of providing medical and retirement benefits to our employees increased $10.7 million, representing a 33.5% increase over the prior year. In addition, administrative expenses increased by $1.5 million as a result of an increase in professional services relating to legal and the outsourcing of certain human resource functions. Administrative expenses also increased by $2.1 million due to the amortization of intangibles obtained with new acquisitions.
Net interest expense (interest expense less interest income) was $10.9 million for the three months ended November 30, 2006, compared to $6.2 million for the same period in the prior fiscal year. This increase in net interest expense is primarily due to the increased level of borrowing used to fund acquisitions and to fund the stock buyback program.
Cintas’ effective tax rate is 37.3% for the three months ended November 30, 2006, which is consistent with the first quarter of fiscal 2007. This effective tax rate is slightly lower than the effective tax rate of 37.7% for the three months ended November 30, 2005, as a result of changes in state tax rates.
Income Comparison
Net income increased 7.4% for the three months ended November 30, 2006, over the same period in fiscal 2006, primarily due to revenue growth. Diluted earnings per share increased 10.9% for the three months ended November 30, 2006, over the same period in the prior fiscal year. This increase is greater than the net income increase of 7.4% due to the impact of the stock buyback program.
Six Months Ended November 2006 Compared to Six Months Ended November 2005
Revenue, Expenses and Income
Revenue Comparison
Total revenue increased 10.7% for the six months ended November 30, 2006, over the same period in fiscal 2006. Internal growth for this period was 6.2%. The remaining 4.5% represents growth derived mainly through the acquisitions of uniform and mat rental businesses in our Rentals segment and acquisitions of first aid, safety and fire protection businesses and document management businesses within our Other Services segment.
Net Rentals revenue increased 8.9% for the six months ended November 30, 2006, over the same period in the prior fiscal year. Rentals operating segment internal growth for the second quarter of fiscal 2007 was 5.7% as compared to the six months ended November 30, 2005. The net Rentals revenue growth is primarily due to the sale of new rental programs to customers, offset by lost business. The remaining growth was generated primarily through the acquisition of uniform and mat rental businesses.
Other Services revenue increased 16.4% for the six months ended November 30, 2006, over the same period in the prior year. Other Services operating segment internal growth through the second quarter of fiscal 2007 was 7.7% as compared to the six months ended November 30, 2005. This internal growth was generated primarily through the increased direct sale of uniforms to national customers and increased sales of first aid and safety products and services and document management services to customers. The additional growth was generated through a combination of acquisitions of first aid, safety and fire protection businesses and document management businesses.
Expense Comparison
Cost of rentals consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other rental items. Cost of rentals increased 10.0% for the six months ended November 30, 2006, as compared to the six months ended November 30, 2005. This increase reflects the growth in Rentals revenue and a 10.6% increase in Rentals energy costs. Rentals energy costs were approximately $52 million for the six months ended November 30, 2006, versus approximately $47 million for the same period in the prior year. In addition, we incurred $3.7 million in impairment and other related charges due to the closing of a Detroit, Michigan Rental processing plant. Partially offsetting these increased costs was an insurance recovery of $1.9 million representing receipt of the final settlement of our claims related to the hurricanes which occurred in fiscal 2006. As a result of these items, cost of rentals increased as a percent to Rentals revenue to 55.3% for the six months ended November 30, 2006, as compared to 54.7% for the six months ended November 30, 2005.
Cost of other services consists primarily of cost of goods sold (predominantly uniforms and first aid products), delivery expenses and distribution expenses. Cost of other services increased 12.6% for the six months ended November 30, 2006, as compared to the six months ended November 30, 2005. This increase was mainly due to increased sales in this segment. Gross margin within this segment may fluctuate depending on the type of product or service sold, as more cost efficient sourcing is employed and as products which require additional services or specialization generate higher gross margins. For example, tailored garments that incorporate high levels of design and customization tend to generate higher gross margins than work wear and standard catalog items. The gross margin for the six months ended November 30, 2006, is 36.0%, which is in line with the expected range of 32% to 37% for this segment.
Selling and administrative expenses increased 10.6% for the six months ended November 30, 2006, as compared to the six months ended November 30, 2005. Selling and administrative expenses as a percent of revenue decreased 0.1% for the six months ended November 30, 2006, as compared to the six months ended November 30, 2005. This decrease on a percent to revenue basis reflects a cumulative catch-up adjustment of $2.2 million to stock-based compensation expense due to a change in estimated forfeitures for certain existing stock option and restricted stock awards and improved leverage of higher sales in both Rentals and Other Services. In order to accelerate revenue growth, we continue to increase our sales force, marketing plans and sales promotions. These measures combined to increase our selling costs by $10.0 million over the prior year. The cost of providing medical and retirement benefits to our employees increased $14.8 million, representing an 22.2% increase over the prior year. In addition, administrative expenses increased by $4.2 million as a result of an increase in professional services relating to legal and the outsourcing of certain human resource functions. Administrative expenses also increased by $4.0 million due to the amortization of intangibles obtained with new acquisitions.
Net interest expense (interest expense less interest income) was $21.8 million for the six months ended November 30, 2006, compared to $11.8 million for the same period in the prior fiscal year. This increase in net interest expense is primarily due to the increased level of borrowing used to fund acquisitions and to fund the stock buyback program.
Cintas’ effective tax rate is 37.3% for the six months ended November 30, 2006. This effective tax rate is slightly lower than the effective tax rate of 37.5% for the six months ended November 30, 2005, as a result of changes in state tax rates.
Income Comparison
Net income increased 7.9% for the six months ended November 30, 2006, over the same period in fiscal 2006, primarily due to revenue growth. Diluted earnings per share increased 13.0% for the six months ended November 30, 2006, over the same period in the prior fiscal year. This increase is greater than the net income increase of 7.9% due to the impact of the stock buyback program.

Financial Condition
At November 30, 2006, there was $172 million in cash, cash equivalents and marketable securities, a decrease of $69 million from May 31, 2006. This decrease was primarily due to pre-funding of employee medical costs and the purchasing of our company stock, as discussed below. Capital expenditures were approximately $81 million for the six months ended November 30, 2006. We expect capital expenditures for the year to be between $150 and $170 million. Cash, cash equivalents and marketable securities are expected to be used to finance future acquisitions, capital expenditures, expansion and additional purchases under the stock buyback program as detailed below. We believe that our current cash position, funds generated from operations and the strength of our banking relationships are sufficient to meet our anticipated operational and capital requirements.
Net property and equipment increased by $17 million from May 31, 2006 to November 30, 2006, due to our continued investment in rental facilities and equipment. At the end of the second quarter of fiscal 2007, Cintas had three uniform rental facilities under construction.
In May, 2005, the Board of Directors authorized and announced a $500 million stock buyback program. This program was essentially completed during the first quarter of fiscal 2007. The Board of Directors approved an expansion of this share buyback program in July, 2006 by an additional $500 million. For the three months ended November 30, 2006, Cintas purchased approximately 660,000 shares of Cintas stock at an average price of $41.58 per share for a total purchase price of approximately $27.5 million. In December 2006, Cintas purchased an additional 250,000 shares of Cintas stock at an average price of $40.10 per share for a purchase price of approximately $10 million. From the inception of the stock buyback program through December 31, 2006, Cintas has purchased a total of approximately 13.1 million shares of Cintas stock at an average price of $40.90 per share for a total purchase price of approximately $534 million.
Following is information regarding Cintas’ long-term contractual obligations and other commitments outstanding as of November 30, 2006:

(In thousands)	Payments Due by Period
			Two to
		One year	three	Four to	After five
Long-term contractual obligations	Total	or less	years	five years	Years

Long-term debt (1)	$789,145	$228,870	$78,419	$1,233	$480,623
Capital lease obligations (2)	2,128	607	921	240	360
Operating leases (3)	58,363	17,211	23,280	11,369	6,503
Interest payments (4)	545,190	39,595	58,788	58,560	388,247
Interest swap agreements (5)	—	—	—	—	—
Unconditional purchase obligations	—	—	—	—	—

Total contractual cash obligations	$1,394,826	$286,283	$161,408	$71,402	$875,733

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

(1)	Long-term debt primarily consists of $700,000 in long-term notes, including $225,000 of long-term debt due within one year.

(2)	Capital lease obligations are classified as debt on the balance sheet.

(3)	Operating leases consist primarily of building leases and a synthetic lease on a corporate jet.

(4)	Interest payments include interest on both fixed and variable rate debt. Rates have been assumed to remain constant for the remainder of fiscal 2007, increase 50 basis points in fiscal 2008, an additional 25 basis points in fiscal 2009 and then remain constant in future years.

(5)	Reference Note 5 entitled Debt, Derivatives and Hedging Activities of “Notes to Consolidated Condensed Financial Statements” for a detailed discussion of interest swap agreements.

(In thousands)	Amount of Commitment Expiration Per Period
			Two to
		One year	three	Four to	After five
Other commercial commitments	Total	or less	years	five years	Years

Lines of credit (1)	$400,000	$—	$—	$400,000	$—
Standby letter of credit (2)	56,948	56,948	—	—	—
Guarantees	—	—	—	—	—
Standby repurchase obligations	—	—	—	—	—
Other commercial commitments	—	—	—	—	—

Total commercial commitments	$456,948	$56,948	$—	$400,000	$—

(1)	Back-up facility for the commercial paper program.

(2)	Support certain outstanding debt and self-insured workers’ compensation and general liability insurance programs.
Cintas has no off-balance sheet arrangements other than a synthetic lease on a corporate jet. The synthetic lease on the aircraft does not currently have, and is not reasonably likely to have, a current or future material effect on Cintas’ financial condition, changes in Cintas’ financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
Cintas also is a defendant in a purported class action lawsuit, Mirna E. Serrano, et al. v. Cintas Corporation, filed on May 10, 2004, and pending in the United States District Court, Eastern District of Michigan, Southern Division (“Serrano”). Serrano alleges that Cintas discriminated against women in hiring into various SSR positions across all divisions of Cintas throughout the United States. On November 15, 2005, the Equal Employment Opportunity Commission (“EEOC”) intervened in the Serrano lawsuit. The Serrano plaintiffs seek injunctive relief, compensatory damages, punitive damages, attorneys’ fees and other remedies. Cintas is a defendant in another purported class action lawsuit, Nelly Blanca Avalos, et al. v. Cintas Corporation, currently pending in the United States District Court, Eastern District of Michigan, Southern Division (“Avalos”). Avalos alleges that Cintas discriminated against women, African-Americans and Hispanics in hiring into various SSR positions in Cintas’ Rental division only throughout the United States. On April 27, 2005, the EEOC intervened in the claims asserted in Avalos. The Avalos plaintiffs seek injunctive relief, compensatory damages, punitive damages, attorneys’ fees and other remedies. The claims in Avalos originally were brought in the previously disclosed lawsuit captioned Robert Ramirez, et al. v. Cintas Corporation, filed on January 20, 2004, in the United States District Court, Northern District of California, San Francisco Division (“Ramirez”). On May 11, 2006, however, those claims were severed from Ramirez and transferred to the Eastern District of Michigan, Southern Division, where the case was re-named Avalos. On July 10, 2006, Avalos and Serrano were consolidated for all pretrial purposes, including proceedings on class certification. The consolidated case is known as Mirna E. Serrano/Blanca Nelly Avalos, et al. v. Cintas Corporation, and remains pending in the United States District Court, Eastern District of Michigan, Southern Division. No filings or determinations have been made in Serrano/Avalos as to class certification. There can be no assurance as to whether a class will be certified or, if a class is certified, as to the geographic or other scope of such class. The non-SSR hiring claims in the previously disclosed Ramirez case that have not been dismissed remain pending in the Northern District of California, San Francisco Division, but were ordered to arbitration and stayed pending the completion of arbitration. The Ramirez purported class action claims currently in arbitration include allegations that Cintas failed to promote Hispanics into supervisory positions, discriminated against African-Americans and Hispanics in SSR route assignments and discriminated against African-Americans in hourly pay in Cintas’ Rental division only throughout the United States. The Ramirez plaintiffs seek injunctive relief, compensatory damages, punitive damages, attorneys’ fees and other remedies. No filings or determinations have been made in Ramirez as to class certification. There can be no assurance as to whether a class will be certified or, if a class is certified, as to the geographic or other scope of such class. In addition, a class action lawsuit, Larry Houston, et al. v. Cintas Corporation, was filed on August 3, 2005, in the United States District Court for the Northern District of California on behalf of African-American managers alleging racial discrimination. On November 22, 2005, the court entered an order requiring the named plaintiffs in the Houston lawsuit to arbitrate all of their claims for monetary damages. If there is an adverse verdict or a negotiated settlement of all or any of these actions, the resulting liability and/or any increased costs of operations on an ongoing basis could be material to Cintas. Any estimated liability relating to these proceedings is not determinable at this time.
Several other similar administrative proceedings are pending including two charges filed on November 30, 2004, by an EEOC Commissioner with the EEOC Systemic Litigation Unit alleging: (i) failure to hire and assign females to production job positions; and (ii) failure to hire females, African-Americans and Hispanics into the Management Trainee program. The investigations of these allegations are pending and no determinations have been made. On January 24, 2005, Jennifer Fargo filed a charge on behalf of herself and a similarly situated class with the Augusta Human Relations Commission and the EEOC Detroit District office alleging gender and equal pay discrimination against female sales representatives and sales associates. The investigation of these allegations is pending and no determinations have been made. On August 29, 2006, the EEOC Indianapolis District Office issued a dismissal and notice of rights and closed its file on the Clifton Cooper charge filed on March 23, 2005, by Cooper on behalf of himself and a similarly situated class with the EEOC Systemic Litigation Unit alleging discriminatory pay and treatment due to race. On May 26, 2006, the EEOC issued a dismissal and notice of rights and closed its file on the Melissa Schulz charge filed on April 25, 2005, on behalf of herself and a similarly situated class with the EEOC Systemic Litigation Unit and the Oregon Bureau of Labor and Industries, Civil Rights Division alleging discriminatory pay and treatment due to race and gender, following a determination that it was unable to conclude that the information obtained established a violation of statute.
Cintas is also a defendant in a lawsuit, J. Lester Alexander, III vs. Cintas Corporation, et al., which was originally filed on October 25, 2004, and is currently pending in the Circuit Court of Randolph County, Alabama. The case was brought by J. Lester Alexander, III, the Chapter 7 Trustee (the “Trustee”) of Terry Manufacturing Company, Inc. (“TMC”) and Terry Uniform Company, LLC (“TUC”), against Cintas in Randolph County, Alabama. The Trustee seeks damages against Cintas for allegedly breaching fiduciary duties to TMC and TUC and for allegedly aiding and abetting breaches of fiduciary duties by others to those entities. The complaint also includes allegations that Cintas breached certain limited liability company agreements, or alternatively, misrepresented its intention to perform its obligations in those agreements and acted as alter egos of the bankrupt TMC and is therefore liable for all of TMC’s debts. The Trustee is seeking $50 million in compensatory damages and $100 million in punitive damages. Cintas denies these claims and is vigorously defending itself against all claims in the complaint. If there is an adverse verdict on the merits or in the event of a negotiated settlement of this lawsuit, the resulting liability could be material to Cintas. Any estimated liability relating to this lawsuit is not determinable at this time.
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
Outlook
Our outlook remains positive for fiscal 2007. In an effort to further increase our revenue, we have reorganized our sales efforts to become more efficient and productive. We will also continue searching out additional products and services to become an even more valuable resource for our customers. As such, we see upside potential for all of our business units. Although difficult to predict, we anticipate continued growth in all of our business units.
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
For the remainder of fiscal year 2007, we expect our effective tax rate to be consistent with that of the six months ended November 30, 2006.
We will continue to evaluate the opportunities for executing the stock buyback program that was approved by the Board of Directors in May, 2005 and expanded in the first quarter of fiscal 2007.
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
ITEM 4.
CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
With the participation of Cintas’ management, including Cintas’ Chief Executive Officer and President, Chief Financial Officer, General Counsel and Controllers, Cintas has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of November 30, 2006. Based on such evaluation, Cintas’ management, including Cintas’ Chief Executive Officer and President, Chief Financial Officer, General Counsel and Controllers, have concluded that Cintas’ disclosure controls and procedures were effective as of November 30, 2006, in ensuring (i) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is accumulated and communicated to Cintas’ management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Internal Control over Financial Reporting
There were no changes in Cintas’ internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended November 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. See “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” on pages 29 and 30 of our most recent Form 10-K.

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
Wage and Hour Litigation: Paul Veliz, et al. v. Cintas Corporation, United States District Court, Northern District of California, Oakland Division, March 19, 2003. On August 23, 2005, an amended complaint was filed alleging additional state law wage and hour claims under the following state laws: Arkansas, Kansas, Kentucky, Maine, Maryland, Massachusetts, Minnesota, New Mexico, Ohio, Oregon, Pennsylvania, Rhode Island, Washington, West Virginia and Wisconsin. On February 14, 2006, the court permitted plaintiffs to file a second amended complaint alleging state law claims in the 15 states listed above only with respect to the putative class members that may litigate their claims in court.
Race and Gender Litigation and Related Charges: Robert Ramirez, et al. v. Cintas Corporation, United States District Court, Northern District of California, San Francisco Division, January 20, 2004; On April 27, 2005, the EEOC intervened in some of the claims in Ramirez; Mirna E. Serrano, et al. v. Cintas Corporation, United States District Court for the Eastern District of Michigan, Southern Division, May 10, 2004; On November 15, 2005, the EEOC intervened in Serrano; On May 11, 2006, the Ramirez African-American, Hispanic and female failure to hire into service sales representative position claims and the EEOC’s intervention were transferred to the Eastern District of Michigan, Southern Division; The remaining claims in Ramirez were dismissed or compelled to arbitration; On July 10, 2006, the claims that were transferred from Ramirez to the Eastern District of Michigan, Southern Division were consolidated with the Serrano case for pretrial purposes and the case was renamed Mirna E. Serrano/Blanca Nelly Avalos, et al. v. Cintas Corporation; Larry Houston, et al. v. Cintas Corporation, United States District Court for the Northern District of California, August 3, 2005; On November 22, 2005, the named plaintiffs in Houston were ordered to arbitration; EEOC charges filed by an EEOC Commissioner on November 30, 2004, with the EEOC Systemic Litigation Unit; EEOC Detroit District Office and Augusta Human Relations Committee charge filed by Jennifer Fargo on behalf of herself and other similarly situated individuals on January 24, 2005. On May 26, 2006, the EEOC issued a dismissal and notice of rights and closed its file on the previously disclosed class action charge filed by Melissa Schulz on April 25, 2005, with the EEOC Systemic Litigation Unit and the Oregon Bureau of Labor and Industries, Civil Rights Division. On August 29, 2006, the EEOC issued a dismissal and notice of rights and closed its file on the previously disclosed class action charge filed by Clifton Cooper on March 23, 2005, with the EEOC Systemic Litigation Unit.
Breach of Fiduciary Duties: J. Lester Alexander, III vs. Cintas Corporation, et al., Randolph County, Alabama Circuit Court, October 25, 2004.
On September 14, 2006, the labor union UNITE-HERE filed a lawsuit, captioned UNITE-HERE v. Cintas Corporation, in the United States District Court for the Southern District of New York alleging that Cintas’ Proxy Statement for its Annual Shareholders Meeting scheduled for October 10, 2006, contains false and misleading statements in violation of Section 14(a) of the Securities Exchange Act of 1934. On October 4, 2006, the court denied the plaintiff’s request to enjoin the meeting. On October 9, 2006, plaintiff filed a notice of dismissal of the case without prejudice.

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
     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) On May 2, 2005, Cintas announced that the Board of Directors authorized a $500 million stock buyback program at market prices. In July 2006, Cintas announced that the Board of Directors approved the expansion of its share buyback program by an additional $500 million. The Board did not specify an expiration date for this program.

			Total number of	Maximum approximate
			shares purchased as	dollar value of
			part of the	shares that may yet
	Total number of	Average price paid	publicly announced	be purchased under
Period	shares purchased	per share	plan	the plan

September 2006	—	—	12,134,136	$503,968,617
October 2006	401,823	$41.44	12,535,959	$487,318,184
November 2006	260,526	$41.81	12,796,485	$476,426,792

Total	662,349	$41.58	12,796,485	$476,426,792

For the three months ended November 30, 2006, Cintas purchased 662,349 shares of Cintas stock at an average price of $41.58 per share for a total purchase price of approximately $27.5 million. In December 2006, Cintas purchased an additional 250,000 shares of Cintas stock at an average price of $40.10 per share for a purchase price of approximately $10 million. From the inception of the stock buyback program through December 31, 2006, Cintas has purchased a total of approximately 13.1 million shares of Cintas stock at an average price of $40.90 per share for a total purchase price of approximately $534 million. The maximum approximate dollar value of shares that may yet be purchased under the plan as of December 31, 2006, is $466,402,264.
During the second quarter of fiscal 2007, Cintas also acquired 24,202 shares as payment received from employees upon the exercise of options under the stock option plan.

     Item 4. Submission of Matters to a Vote of Security Holders
Cintas’ Annual Shareholders’ meeting was held on October 10, 2006, at which the following issues were voted upon by shareholders:
Issue No. 1
     Authority to elect nine Directors.

		Shares -
Name	Shares For	Withheld Authority
Richard T. Farmer	142,652,254	7,769,567

Robert J. Kohlhepp	148,265,590	2,156,231

Scott D. Farmer	145,400,321	5,021,500

Gerald S. Adolph	148,999,546	1,422,275

Paul R. Carter	148,996,090	1,425,731

Gerald V. Dirvin	148,461,581	1,960,240

Joyce Hergenhan	148,913,637	1,508,184

Roger L. Howe	145,808,198	4,613,623

David C. Phillips	144,992,702	5,429,119
Issue No. 2
     Ratification of Ernst & Young LLP as our independent registered public accounting firm for fiscal 2007.
FOR 148,715,343      AGAINST 964,387      ABSTAIN 742,091      BROKER NON-VOTES 0
Issue No. 3
Proposal to adopt a policy that the Chairman of the Board of Directors be an independent director who has not previously served as an executive officer of Cintas.
FOR 35,114,512      AGAINST 98,468,209      ABSTAIN 1,112,469      BROKER NON-VOTES 15,726,631
Issue No. 4
Proposal to amend Cintas’ Articles of Incorporation to provide that the director nominees be elected by the affirmative vote of the majority of votes cast at the Annual Meeting of Shareholders.
FOR 55,619,548      AGAINST 77,934,616      ABSTAIN 1,139,426      BROKER NON-VOTES 15,728,231

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

CINTAS CORPORATION (Registrant)
Date: January 4, 2007	/s/ William C. Gale
William C. Gale
Senior Vice President and Chief Financial Officer (Chief Accounting Officer)