Form 10-Q
period 2007-02-28
CINTAS CORP
filed 2007-04-05
CIK 723254

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

( X )         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2007

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ✓  No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12 b-2 of the Exchange Act.

Large Accelerated Filer ✓	Accelerated Filer ___	Non-Accelerated Filer ___

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act). Yes ___ No     ✓ _

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding March 31, 2007
Common Stock, no par value	158,652,776

CINTAS CORPORATION
INDEX

CINTAS CORPORATION
ITEM 1. FINANCIAL STATEMENTS.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
(In thousands except per share data)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2007	2006	2007	2006
		(Restated)*		(Restated)*
Revenue:
Rentals	$665,647	$631,322	$2,037,796	$1,890,920
Other services	239,751	205,099	705,029	604,761
	905,398	836,421	2,742,825	2,495,681

Costs and expenses (income):
Cost of rentals	371,185	350,655	1,129,500	1,039,738
Cost of other services	148,386	132,796	445,944	397,024
Selling and administrative expenses	253,128	224,420	745,884	670,014
Interest income	(1,339)	(1,925)	(4,488)	(4,959)
Interest expense	11,584	7,239	36,499	22,059
	782,944	713,185	2,353,339	2,123,876

Income before income taxes	122,454	123,236	389,486	371,805

Income taxes	45,727	46,642	145,270	139,950

Net income	$76,727	$76,594	$244,216	$231,855

Basic earnings per share	$.48	$.46	$1.52	$1.38

Diluted earnings per share	$.48	$.45	$1.52	$1.37

Dividends declared per share			$0.39	$0.35

* Restated to reflect the adoption of FAS 123(R) using the modified-retrospective method.

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands except share data)

	February 28, 2007	May 31, 2006
	(Unaudited)	(Restated)*
ASSETS
Current assets:
Cash and cash equivalents	$31,558	$38,914
Marketable securities	125,935	202,539
Accounts receivable, net	393,155	389,905
Inventories, net	227,083	198,000
Uniforms and other rental items in service	339,082	337,487
Prepaid expenses	14,926	11,163

Total current assets	1,131,739	1,178,008

Property and equipment, at cost, net	900,772	863,783

Goodwill	1,226,176	1,136,175
Service contracts, net	172,842	179,965
Other assets, net	75,960	67,306

	$3,507,489	$3,425,237

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$69,540	$71,635
Accrued compensation and related liabilities	57,014	50,134
Accrued liabilities	234,840	188,927
Income taxes:
Current	51,057	43,694
Deferred	39,506	51,669
Long-term debt due within one year	229,139	4,288

Total current liabilities	681,096	410,347

Long-term debt due after one year	654,376	794,454

Deferred income taxes	115,858	130,244

Shareholders' equity:
Preferred stock, no par value:
100,000 shares authorized, none outstanding	----	----
Common stock, no par value:
425,000,000 shares authorized,
FY 2007: 172,838,020 issued and 158,640,697 outstanding
FY 2006: 172,571,083 issued and 163,181,738 outstanding	130,389	120,860
Paid in capital	44,939	47,644
Retained earnings	2,443,139	2,260,917
Treasury stock:
FY 2007: 14,197,323 shares
FY 2006: 9,389,345 shares	(580,562)	(381,613)
Other accumulated comprehensive income	18,254	42,384
Total shareholders' equity	2,056,159	2,090,192
	$3,507,489	$3,425,237

* Restated to reflect the adoption of FAS 123(R) using the modified-retrospective method.

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	February 28,
Cash flows from operating activities:	2007	2006
		(Restated)*
Net income	$244,216	$231,855
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation	100,036	94,014
Amortization of deferred charges	30,015	24,130
Stock-based compensation	2,746	4,507
Deferred income taxes	(19,062)	7,399
Change in current assets and liabilities, net of
acquisitions of businesses:
Accounts receivable	911	(14,187)
Inventories	(28,176)	11,984
Uniforms and other rental items in service	(1,595)	(11,240)
Prepaid expenses	(3,676)	(790)
Accounts payable	(2,070)	(9,210)
Accrued compensation and related liabilities	6,880	511
Accrued liabilities	(15,511)	(32,293)
Tax benefit on exercise of stock options	(37)	(706)
Income taxes payable	7,400	4,947
Net cash provided by operating activities	322,077	310,921

Cash flows from investing activities:

Capital expenditures	(128,636)	(102,080)
Proceeds from sale or redemption of marketable securities	102,871	74,820
Purchase of marketable securities	(24,901)	(11,346)
Acquisitions of businesses, net of cash acquired	(135,011)	(327,983)
Other	(16,303)	(13,830)
Net cash used in investing activities	(201,980)	(380,419)

Cash flows from financing activities:

Proceeds from issuance of debt	252,460	173,000
Repayment of debt	(167,687)	(7,068)
Stock options exercised	9,529	11,404
Tax benefit on exercise of stock options	37	706
Purchase of common stock	(198,949)	(114,170)
Other	(22,843)	10,473
Net cash (used in) provided by financing activities	(127,453)	74,345

Net (decrease) increase in cash and cash equivalents	(7,356)	4,847

Cash and cash equivalents at beginning of period	38,914	43,196

Cash and cash equivalents at end of period	$31,558	$48,043

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

At February 28, 2007, Cintas had an equity compensation plan, which is described in Note 6. Prior to June 1, 2006, Cintas accounted for this plan under the intrinsic value method proscribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. Effective June 1, 2006, Cintas adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-retrospective transition method. Under that transition method, all prior periods have been restated based on the amounts previously calculated in the pro forma footnote disclosures required by Statement 123. Statement 123(R) requires all share-based payments to employees, including stock options, to be recognized as an expense in the statement of income based on their fair values. Due to this restatement, Cintas’ income before income taxes and net income decreased by $1,151 for the three months ended February 28, 2006, and $3,396 for the nine months ended February 28, 2006. This adoption lowered basic earnings per share for the third quarter of fiscal 2006 from $0.47 per share to $0.46 per share for the quarter. Likewise, diluted earnings per share for the third quarter of fiscal 2006 were lowered from $0.46 per share to $0.45 for the quarter. This adoption also lowered basic earnings per share year-to-date from $1.40 per share to $1.38 per share. In addition, diluted earnings per share year-to-date were lowered from $1.39 per share to $1.37 per share. The cumulative effect of the change on total shareholders’ equity as of May 31, 2006, was less than $1,000.

As a result of adopting Statement 123(R) on June 1, 2006, Cintas’ income before income taxes and net income for the nine months ended February 28, 2007, are $2,746 and $1,739 lower, respectively, than if it had continued to account for share-based compensation under Opinion 25. Basic earnings per share are $.02 lower and diluted earnings per share are $.01 lower for the nine months ended February 28, 2007, than if Cintas had continued to account for share-based compensation under Opinion 25.

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

3.	Earnings per Share

The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective periods:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2007	2006	2007	2006
		(Restated)*		(Restated)*
Numerator:
Net income	$76,727	$76,594	$244,216	$231,855

Denominator:
Denominator for basic earnings per
share-weighted average shares	159,311	168,038	160,144	168,321

Effect of dilutive securities-
employee stock options	388	561	406	594

Denominator for diluted earnings per
share-adjusted weighted average
shares and assuming conversions	159,699	168,599	160,550	168,915

Basic earnings per share	$.48	$.46	$1.52	$1.38

Diluted earnings per share	$.48	$.45	$1.52	$1.37

* Restated to reflect the adoption of FAS 123(R) using the modified-retrospective method.

4.	Goodwill, Service Contracts and Other Assets

Changes in the carrying amount of goodwill and service contracts for the nine months ended February 28, 2007, by operating segment, are as follows:

		Other
	Rentals	Services	Total
Goodwill
Balance as of June 1, 2006	$855,135	$281,040	$1,136,175

Goodwill acquired	(2,181)	93,436	91,255

Foreign currency translation	(952)	(302)	(1,254)

Balance as of February 28, 2007	$852,002	$374,174	$1,226,176

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

		Other
	Rentals	Services	Total
Service Contracts
Balance as of June 1, 2006	$132,391	$47,574	$179,965

Service contracts acquired	304	16,225	16,529

Service contracts amortization	(14,903)	(7,316)	(22,219)

Foreign currency translation	(1,364)	(69)	(1,433)

Balance as of February 28, 2007	$116,428	$56,414	$172,842

Information regarding Cintas' service contracts and other assets are as follows:

	As of February 28, 2007
	Carrying Amount	Accumulated Authortization	Net

Service contracts	$309,419	$136,577	$172,842
Noncompete and consulting agreements	$56,081	$21,370	$34,711
Investments	34,846	----	34,846
Other	10,428	4,025	6,403

Total	$101,355	$25,395	$75,960

	As of May 31, 2006
	Carrying Amount	Accumulated Amortization	Net

Service contracts	$295,929	$115,964	$179,965
Noncompete and consulting agreements	$45,801	$15,484	$30,317
Investments	33,754	----	33,754
Other	6,758	3,523	3,235

Total	$86,313	$19,007	$67,306

Amortization expense was $30,015 and $24,130 for the nine months ended February 28, 2007 and February 28, 2006, respectively. Estimated amortization expense, excluding any future acquisitions, for each of the next five years is $40,661, $40,099, $37,468, $34,437 and $30,766, respectively.

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

Cintas formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. Cintas’ hedging activities are transacted only with highly-rated institutions, reducing the exposure to credit risk in the event of nonperformance. Cintas periodically uses derivatives for fair value hedging and cash flow hedging purposes. There were no fair value hedges in place as of February 28, 2007.

Cash flow hedges are derivative instruments that hedge the exposure of variability in short-term interest rates. These agreements effectively convert a portion of the floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. The effective portion of the net gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains or losses on the ineffective portion of the hedge are charged to earnings in the current period. When outstanding, the effectiveness of these derivative instruments is reviewed at least every fiscal quarter. Examples of cash flow hedging instruments that Cintas may use are interest rate swaps, lock agreements and forward starting swaps. There were no interest rate swap or lock agreements outstanding as of February 28, 2007. There was a cash settled forward starting swap in place as of February 28, 2007, which is discussed below.

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

Cintas used interest rate lock agreements to hedge against movements in the treasury rates at the time Cintas issued its senior notes, both for the senior notes issued in fiscal 2002 and the senior notes issued in fiscal 2007. The amortization of the cash flow hedges resulted in a credit to other comprehensive income of $104 for the three months ended February 28, 2007, and $281 for the nine months ended February 28, 2007.

Cintas has certain significant covenants related to debt agreements. These covenants limit Cintas’ ability to incur certain liens, to engage in sale-leaseback transactions and to merge, consolidate or sell all or substantially all of Cintas’ assets. These covenants also require Cintas to maintain certain debt to capitalization and interest coverage ratios. Cross default provisions exist between certain debt instruments. Cintas is in compliance with all of the significant debt covenants for all periods presented. Were a default of a significant covenant to occur, the default could result in an acceleration of indebtedness, impair liquidity and limit the ability to raise future capital. Cintas’ debt, net of cash and marketable securities, is $726,022 as of February 28, 2007. For the nine months ended February 28, 2007, net cash provided by operating activities was $322,077 and capital expenditures were $128,636.

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

6.	Stock-Based Compensation

Under the 2005 equity compensation plan, which was approved by shareholders and adopted by Cintas in fiscal 2006, Cintas may grant officers and key employees equity compensation in the form of stock options, stock appreciation rights, restricted and unrestricted stock, performance awards and other stock unit awards up to an aggregate of 14,000,000 shares of Cintas' common stock. The compensation cost charged against income was $1,497 and $1,462 for the three month periods ended February 28, 2007 and February 28, 2006, respectively. The compensation cost charged against income was $2,746 and $4,507 for the nine month periods ended February 28, 2007 and February 28, 2006, respectively. The amount recorded in the nine month period ended February 28, 2007, reflects a cumulative catch-up adjustment of $2,169 ($2,088 after tax), due to a change in the estimated forfeitures for certain existing stock option and restricted stock grants. Basic and diluted earnings per share for the nine months ended February 28, 2007, are both $.01 higher, respectively, due to this change in estimated forfeitures. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $310 and $117 for the three month periods ended February 28, 2007 and 2006, respectively, and was $1,007 and $418 for the nine month periods ended February 28, 2007 and 2006, respectively.

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

The fair value of these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	Three and Nine Months Ended
	February 28,
	2007	2006

Risk-free interest rate	4.00%	4.00%
Dividend yield	.70%	.50%
Expected volatility of Cintas' common stock	35%	35%
Expected life of the option in years	7.5	9

The risk-free interest rate is based on U.S. government issues with a remaining term equal to the expected life of the stock options. The determination of expected volatility is based on historical volatility of Cintas stock over the period commensurate with the expected term of stock options, as well as other relevant factors. The weighted average expected term was determined based on the historical employee exercise behavior of the options. The weighted-average grant date fair value of stock options granted during the three months ended February 28, 2007, was $17.39 and was $20.95 for the three months ended February 28, 2006. The weighted-average grant date fair value of stock options granted during the nine months ended February 28, 2007, was $16.02 and was $20.95 for the nine months ended February 28, 2006.

The information presented in the following table relates primarily to stock options granted and outstanding under either the plan adopted in fiscal 2006 or under previously adopted plans:

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

		Weighted Average
	Shares	Exercise Price
Outstanding May 31, 2006 (2,718,180 shares exercisable)	6,535,404	$40.08
Granted	1,061,005	37.60
Forfeitures/Cancellations	(157,435)	42.52
Exercised	(144,607)	18.95
Outstanding August 31, 2006 (2,707,855 shares exercisable)	7,294,367	$40.09
Granted	111,500	41.31
Forfeitures/Cancellations	(198,545)	42.02
Exercised	(79,038)	24.38
Outstanding November 30, 2006 (2,561,212 shares exercisable)	7,128,284	$40.23
Granted	43,350	41.02
Forfeitures/Cancellations	(256,675)	40.04
Exercised	(125,049)	24.49
Outstanding February 28, 2007 (2,394,238 shares exercisable)	6,789,910	$40.53

The intrinsic value of stock options exercised in the three and nine months ended February 28, 2007, was $2,086 and $6,154, respectively.

The following table summarizes the information related to stock options outstanding at February 28, 2007:

		Outstanding Options		Exercisable Options
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Option	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$ 18.04 - $ 39.19	1,651,096	6.48	$33.72	469,989	$26.63
39.29 - 41.98	1,965,764	5.72	40.67	919,399	41.77
42.06 - 44.33	1,652,000	6.58	42.35	432,650	42.76
44.43 - 53.19	1,521,050	6.95	45.67	572,200	47.69
$ 18.04 - $ 53.19	6,789,910	6.39	$40.53	2,394,238	$40.39

At February 28, 2007, the aggregate intrinsic value of stock options outstanding and exercisable was $11,848 and $6,451, respectively.

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

The information presented in the following table relates to restricted stock granted and outstanding under the plan adopted in fiscal 2006:

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

		Weighted Average
	Shares	Price

Outstanding, unvested grants at May 31, 2006	128,075	$36.08
Granted	230,365	38.06
Cancelled	-	-
Vested	-	-
Outstanding, unvested grants at August 31, 2006	358,440	$37.36
Granted	15,866	38.97
Cancelled	(2,460)	36.08
Vested	-	-
Outstanding, unvested grants at November 30, 2006	371,846	$37.43
Granted	4,780	37.38
Cancelled	(1,878)	36.08
Vested	-	-
Outstanding, unvested grants at February 28, 2007	374,748	$37.44

The remaining unrecognized compensation cost related to unvested stock options and restricted stock at February 28, 2007, was approximately $41,639, and the weighted-average period of time over which this cost will be recognized is 3.7 years.

Cintas reserves shares of common stock to satisfy share option exercises and/or future restricted stock grants. At February, 2007, 13,205,262 shares of common stock are reserved for future issuance under the 2005 plan.

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

Total comprehensive income represents the net change in shareholders' equity during a period from sources other than transactions with shareholders and, as such, includes net earnings. For Cintas, the only components of total comprehensive income are the change in cumulative foreign currency translation adjustments, the change in the fair value of derivatives and the change in the fair value of available-for-sale securities. The components of comprehensive income for the three and nine month periods ended February 28, 2007 and February 28, 2006 are as follows:

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2007	2006	2007	2006
		(Restated)*		(Restated)*

Net income	$76,727	$76,594	$244,216	$231,855

Other comprehensive income:
Foreign currency translation adjustment	(4,575)	4,299	(11,669)	15,086
Change in fair value of derivatives**	3,358	(3,974)	(13,330)	(3,828)
Change in fair value of available-for-sale securities, net of $130 and $505 of tax, respectively	229	----	869	----
Comprehensive income	$75,739	$76,919	$220,086	$243,113

* Restated to reflect the adoption of FAS 123(R) using the modified-retrospective method.

** Net of ($1,911) of tax for the three months ended February 28, 2007, and net of $7,994 of tax for the nine months ended February 28, 2007.

8.	Litigation and Other Contingencies

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

Cintas also is a defendant in a purported class action lawsuit, Mirna E. Serrano, et al. v. Cintas Corporation, filed on May 10, 2004, and pending in the United States District Court, Eastern District of Michigan, Southern Division (“Serrano”). Serrano alleges that Cintas discriminated against women in

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

hiring into various SSR positions across all divisions of Cintas throughout the United States. On November 15, 2005, the Equal Employment Opportunity Commission (“EEOC”) intervened in the Serrano lawsuit. The Serrano plaintiffs seek injunctive relief, compensatory damages, punitive damages, attorneys’ fees and other remedies. Cintas is a defendant in another purported class action lawsuit, Nelly Blanca Avalos, et al. v. Cintas Corporation, currently pending in the United States District Court, Eastern District of Michigan, Southern Division (“Avalos”). Avalos alleges that Cintas discriminated against women, African-Americans and Hispanics in hiring into various SSR positions in Cintas’ Rental division only throughout the United States. On April 27, 2005, the EEOC intervened in the claims asserted in Avalos. The Avalos plaintiffs seek injunctive relief, compensatory damages, punitive damages, attorneys’ fees and other remedies. The claims in Avalos originally were brought in the previously disclosed lawsuit captioned Robert Ramirez, et al. v. Cintas Corporation, filed on January 20, 2004, in the United States District Court, Northern District of California, San Francisco Division (“Ramirez”). On May 11, 2006, however, those claims were severed from Ramirez and transferred to the Eastern District of Michigan, Southern Division, where the case was re-named Avalos. On July 10, 2006, Avalos and Serrano were consolidated for all pretrial purposes, including proceedings on class certification. The consolidated case is known as Mirna E. Serrano/Blanca Nelly Avalos, et al. v. Cintas Corporation, and remains pending in the United States District Court, Eastern District of Michigan, Southern Division (“Serrano/Avalos”). No filings or determinations have been made in Serrano/Avalos as to class certification. There can be no assurance as to whether a class will be certified or, if a class is certified, as to the geographic or other scope of such class. The non-SSR hiring claims in the previously disclosed Ramirez case that have not been dismissed remain pending in the Northern District of California, San Francisco Division, but were ordered to arbitration and stayed pending the completion of arbitration. The Ramirez purported class action claims currently in arbitration include allegations that Cintas failed to promote Hispanics into supervisory positions, discriminated against African-Americans and Hispanics in SSR route assignments and discriminated against African-Americans in hourly pay in Cintas’ Rental division only throughout the United States. The Ramirez plaintiffs seek injunctive relief, compensatory damages, punitive damages, attorneys’ fees and other remedies. No filings or determinations have been made in Ramirez as to class certification. There can be no assurance as to whether a class will be certified or, if a class is certified, as to the geographic or other scope of such class. In addition, a class action lawsuit, Larry Houston, et al. v. Cintas Corporation, was filed on August 3, 2005, in the United States District Court for the Northern District of California on behalf of African-American managers alleging racial discrimination (“Houston”). On November 22, 2005, the court entered an order requiring the named plaintiffs in the Houston lawsuit to arbitrate all of their claims for monetary damages. If there is an adverse verdict or a negotiated settlement of all or any of these actions, the resulting liability and/or any increased costs of operations on an ongoing basis could be material to Cintas. Any estimated liability relating to these proceedings is not determinable at this time.

Several other similar administrative proceedings are pending including two charges filed on November 30, 2004, by an EEOC Commissioner with the EEOC Systemic Litigation Unit alleging: (i) failure to hire and assign females to production job positions; and (ii) failure to hire females, African-Americans and Hispanics into the Management Trainee program. The investigations of these allegations are pending and no determinations have been made.  On August 29, 2006, the EEOC Indianapolis District Office issued a dismissal and notice of rights and closed its file on the Clifton Cooper charge served on Cintas on March 23, 2005, by Cooper on behalf of himself and a similarly situated class with the EEOC Systemic Litigation Unit alleging discriminatory pay and treatment due to race. Mr. Cooper’s claims are now part of the Houston arbitration matter disclosed hereinabove.

Cintas is also a defendant in a lawsuit, J. Lester Alexander, III vs. Cintas Corporation, et al., which was originally filed on October 25, 2004, and is currently pending in the Circuit Court of Randolph County, Alabama. The case was brought by J. Lester Alexander, III, the Chapter 7 Trustee (the “Trustee”) of Terry Manufacturing Company, Inc. ("TMC") and Terry Uniform Company, LLC ("TUC"), against Cintas in Randolph County, Alabama. The Trustee seeks damages against Cintas for allegedly breaching fiduciary duties to TMC and TUC and for allegedly aiding and abetting breaches of fiduciary duties by others to

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

those entities. The complaint also includes allegations that Cintas breached certain limited liability company agreements, or alternatively, misrepresented its intention to perform its obligations in those agreements and acted as alter egos of the bankrupt TMC and is therefore liable for all of TMC's debts. The Trustee is seeking $50,000 in compensatory damages and $100,000 in punitive damages. Cintas denies these claims and is vigorously defending itself against all claims in the complaint. Cintas filed counterclaims against J. Lester Alexander, III and cross claims against Roy Terry, Rudolph Terry and Cotina Terry (collectively referred to herein as the Individual Co-Defendants). The Individual Co-Defendants have filed cross claims against Cintas alleging fraudulent inducement, breach of fiduciary duty, negligence and wantonness. If there is an adverse verdict on the merits or in the event of a negotiated settlement of this lawsuit, the resulting liability could be material to Cintas. Any estimated liability relating to this lawsuit is not determinable at this time.

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

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

	Rentals	Other Services	Corporate		Total
For the three months
ended February 28, 2007
Revenue	$665,647	$239,751	$	----	$905,398
Income (loss) before income taxes	$105,179	$27,520		$(10,245)	$122,454

For the three months
ended February 28, 2006
(Restated)*
Revenue	$631,322	$205,099	$	----	$836,421
Income (loss) before income taxes	$108,654	$19,896		$(5,314)	$123,236

As of and for the nine months
ended February 28, 2007
Revenue	$2,037,796	$705,029	$	----	$2,742,825
Income (loss) before income taxes	$347,056	$74,441		$(32,011)	$389,486
Total assets	$2,525,832	$824,164		$157,493	$3,507,489

As of and for the nine months
ended February 28, 2006
(Restated)*
Revenue	$1,890,920	$604,761	$	----	$2,495,681
Income (loss) before income taxes	$336,443	$52,462		$(17,100)	$371,805
Total assets	$2,491,807	$619,756		$250,801	$3,362,364

 * Restated to reflect the adoption of FAS 123(R) using the modified-retrospective method.

10.	Supplemental Guarantor Information

Cintas Corporation No. 2 (Corp. 2) is the indirectly, wholly-owned principal operating subsidiary of Cintas. Corp. 2 is the issuer of the $700,000 of long-term notes, which are unconditionally guaranteed, jointly and severally, by Cintas Corporation and its wholly-owned, direct and indirect domestic subsidiaries.

As allowed by SEC rules, the following condensed consolidating financial statements are provided as an alternative to filing separate financial statements of the guarantors. Each of the subsidiaries presented in the condensed consolidating financial statements has been fully consolidated in Cintas' financial statements. The condensed consolidating financial statements should be read in conjunction with the financial statements of Cintas and notes thereto of which this note is an integral part.

Condensed consolidating financial statements for Cintas, Corp. 2, the subsidiary guarantors and non-guarantors are presented below:

CONDENSED CONSOLIDATING INCOME STATEMENT
THREE MONTHS ENDED FEBRUARY 28, 2007

	Cintas Corporation		Corp. 2	Subsidiary Guarantors	Non-Guarantors	Eliminations	Cintas Corporation Consolidated
Revenue:
Rentals	$	----	$489,272	$135,225	$41,335	$(185)	$665,647
Other services		----	326,636	131,720	12,932	(231,537)	239,751
Equity in net income of affiliates		76,727	----	----	----	(76,727)	----
		76,727	815,908	266,945	54,267	(308,449)	905,398

Costs and expenses (income):
Cost of rentals		----	310,904	75,122	24,863	(39,704)	371,185
Cost of other services		----	243,769	85,554	7,866	(188,803)	148,386
Selling and administrative expenses		----	230,570	12,460	12,151	(2,053)	253,128
Interest income		----	(526)	(3)	(810)	----	(1,339)
Interest expense		----	11,915	(1,614)	1,283	----	11,584
		----	796,632	171,519	45,353	(230,560)	782,944

Income before income taxes		76,727	19,276	95,426	8,914	(77,889)	122,454
Income taxes		----	7,134	35,473	3,120	----	45,727
Net income		$76,727	$12,142	$59,953	$5,794	$(77,889)	$76,727

CONDENSED CONSOLIDATING INCOME STATEMENT
THREE MONTHS ENDED FEBRUARY 28, 2006
(RESTATED)*

	Cintas Corporation		Corp. 2	Subsidiary Guarantors	Non-Guarantors	Eliminations	Cintas Corporation Consolidated
Revenue:
Rentals	$	----	$462,276	$129,045	$40,139	$(138)	$631,322
Other services		----	271,594	108,688	12,976	(188,159)	205,099
Equity in net income of affiliates		76,594	----	----	----	(76,594)	----
		76,594	733,870	237,733	53,115	(264,891)	836,421

Costs and expenses (income):
Cost of rentals		----	291,750	76,548	24,038	(41,681)	350,655
Cost of other services		----	200,937	73,736	8,712	(150,589)	132,796
Selling and administrative expenses		----	209,097	2,711	11,998	614	224,420
Interest income		----	(1,398)	(60)	(467)	----	(1,925)
Interest expense		----	7,155	(1,007)	1,091	----	7,239
		----	707,541	151,928	45,372	(191,656)	713,185

Income before income taxes		76,594	26,329	85,805	7,743	(73,235)	123,236
Income taxes		----	10,256	33,415	2,971	----	46,642
Net income		$76,594	$16,073	$52,390	$4,772	$(73,235)	$76,594

* Restated to reflect the adoption of FAS 123(R) using the modified-retrospective method.

CONDENSED CONSOLIDATING INCOME STATEMENT
NINE MONTHS ENDED FEBRUARY 28, 2007

		Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non-Guarantors	Eliminations	Cintas Corporation Consolidated
Revenue:
Rentals	$	----	$1,497,418	$413,096	$127,771	$(489)	$2,037,796
Other services		----	989,396	392,224	41,978	(718,569)	705,029
Equity in net income of affiliates		244,216	----	----	----	(244,216)	----
		244,216	2,486,814	805,320	169,749	(963,274)	2,742,825

Costs and expenses (income):
Cost of rentals		----	943,530	236,004	75,556	(125,590)	1,129,500
Cost of other services		----	753,131	255,545	25,583	(588,315)	445,944
Selling and administrative expenses		----	683,734	32,139	35,630	(5,619)	745,884
Interest income		----	(2,220)	(8)	(2,260)	----	(4,488)
Interest expense		----	36,893	(4,448)	4,054	----	36,499
		----	2,415,068	519,232	138,563	(719,524)	2,353,339

Income before income taxes		244,216	71,746	286,088	31,186	(243,750)	389,486
Income taxes		----	26,993	107,634	10,643	----	145,270
Net income		$244,216	$44,753	$178,454	$20,543	$(243,750)	$244,216

CONDENSED CONSOLIDATING INCOME STATEMENT
NINE MONTHS ENDED FEBRUARY 28, 2006
(RESTATED)*

	Cintas Corporation		Corp. 2	Subsidiary Guarantors	Non-Guarantors	Eliminations	Cintas Corporation Consolidated
Revenue:
Rentals	$	----	$1,387,723	$388,746	$114,842	$(391)	$1,890,920
Other services		----	859,090	310,624	40,064	(605,017)	604,761
Equity in net income of affiliates		231,855	----	----	----	(231,855)	----
		231,855	2,246,813	699,370	154,906	(837,263)	2,495,681

Costs and expenses (income):
Cost of rentals		----	870,459	228,966	67,876	(127,563)	1,039,738
Cost of other services		----	643,181	212,625	26,165	(484,947)	397,024
Selling and administrative expenses		----	633,979	1,713	34,184	138	670,014
Interest income		----	(3,631)	(257)	(1,071)	----	(4,959)
Interest expense		----	21,872	(3,000)	3,187	----	22,059
		----	2,165,860	440,047	130,341	(612,372)	2,123,876

Income before income taxes		231,855	80,953	259,323	24,565	(224,891)	371,805
Income taxes		----	31,158	99,810	8,982	----	139,950
Net income		$231,855	$49,795	$159,513	$15,583	$(224,891)	$231,855

* Restated to reflect the adoption of FAS 123(R) using the modified-retrospective method.

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF FEBRUARY 28, 2007

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated
Assets
Current assets:
Cash and cash equivalents	$ ----	$ 853	$ 7,374	$ 23,331	$ ----	$ 31,558
Marketable securities	----	57,246	----	68,689	----	125,935
Accounts receivable, net	----	260,400	131,289	20,492	(19,026)	393,155
Inventories, net	----	202,996	26,841	7,607	(10,361)	227,083
Uniforms and other rental items in service	----	270,161	81,359	19,193	(31,631)	339,082
Prepaid expenses	----	9,820	4,292	814	----	14,926
Total current assets	----	801,476	251,155	140,126	(61,018)	1,131,739

Property and equipment, at cost, net	----	609,764	241,050	49,958	----	900,772

Goodwill	----	336,584	869,502	20,090	----	1,226,176
Service contracts, net	----	103,781	64,406	4,655	----	172,842
Other assets, net	1,634,652	71,825	1,313,649	170,309	(3,114,475)	75,960
	$1,634,652	$1,923,430	$2,739,762	$385,138	$(3,175,493)	$3,507,489

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$(465,247)	$(405,697)	$909,673	$682	$30,129	$69,540
Accrued compensation and related liabilities	----	35,378	19,224	2,412	----	57,014
Accrued liabilities	61,994	190,775	(22,770)	4,886	(45)	234,840
Income taxes:
Current	----	11,008	39,295	754	----	51,057
Deferred	----	----	38,335	1,171	----	39,506
Long-term debt due within one year	----	228,228	1,098	----	(187)	229,139
Total current liabilities	(403,253)	59,692	984,855	9,905	29,897	681,096

Long-term debt due after one year	----	659,937	(56,055)	84,529	(34,035)	654,376
Deferred income taxes	----	10,263	101,082	4,513	----	115,858
Total shareholders’ equity	2,037,905	1,193,538	1,709,880	286,191	(3,171,355)	2,056,159
	$1,634,652	$1,923,430	$2,739,762	$385,138	$(3,175,493)	$3,507,489

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MAY 31, 2006
(RESTATED)*

		Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non-Guarantors		Eliminations	Cintas Corporation Consolidated
Assets
Current assets:
Cash and cash equivalents	$	----	$9,461	$8,674	$20,779	$	----	$38,914
Marketable securities		----	154,711	----	47,828		----	202,539
Accounts receivable, net		----	256,602	124,143	21,378		(12,218)	389,905
Inventories, net		----	172,279	27,582	8,256		(10,117)	198,000
Uniforms and other rental items in service		----	272,197	77,636	19,996		(32,342)	337,487
Prepaid expenses		----	8,169	2,539	455		----	11,163
Total current assets		----	873,419	240,574	118,692		(54,677)	1,178,008

Property and equipment, at cost, net		----	604,813	208,684	50,286		----	863,783

Goodwill		----	292,969	822,165	21,041		----	1,136,175
Service contracts, net		----	112,016	61,324	6,625		----	179,965
Other assets, net		1,582,561	70,113	1,165,524	186,430		(2,937,322)	67,306
		$1,582,561	$1,953,330	$2,498,271	$383,074		$(2,991,999)	$3,425,237

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable		$(465,247)	$(205,605)	$716,714	$(12,240)		$38,013	$71,635
Accrued compensation and related liabilities		----	34,796	12,651	2,687		----	50,134
Accrued liabilities		----	190,728	(7,518)	6,666		(949)	188,927
Income taxes:
Current		----	4,081	37,355	2,258		----	43,694
Deferred		----	----	50,421	1,248		----	51,669
Long-term debt due within one year		----	3,549	911	----		(172)	4,288
Total current liabilities		(465,247)	27,549	810,534	619		36,892	410,347

Long-term debt due after one year		----	801,649	(61,312)	89,770		(35,653)	794,454
Deferred income taxes		----	10,263	115,187	4,794		----	130,244
Total shareholders’ equity		2,047,808	1,113,869	1,633,862	287,891		(2,993,238)	2,090,192
		$1,582,561	$1,953,330	$2,498,271	$383,074		$(2,991,999)	$3,425,237

* Restated to reflect the adoption of FAS 123(R) using the modified-retrospective method.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED FEBRUARY 28, 2007

	Cintas Corporation		Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations		Cintas Corporation Consolidated
Cash flows from operating activities:
Net income		$244,216	$44,753	$178,454	$20,543		$(243,750)	$244,216
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation		----	61,491	33,621	4,924		----	100,036
Amortization of deferred charges		----	17,250	10,913	1,852		----	30,015
Stock-based compensation		2,746	----	----	----		----	2,746
Deferred income taxes		----	----	(18,707)	(355)		----	(19,062)
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable		----	(1,689)	(4,825)	617		6,808	911
Inventories		----	(30,706)	1,637	649		244	(28,176)
Uniforms and other rental items in service		----	2,036	(3,723)	803		(711)	(1,595)
Prepaid expenses		----	(1,571)	(1,746)	(359)		----	(3,676)
Accounts payable		----	(192,584)	185,476	12,922		(7,884)	(2,070)
Accrued compensation and related liabilities		----	582	6,573	(275)		----	6,880
Accrued liabilities		----	224	(14,859)	(1,780)		904	(15,511)
Tax benefit on exercise of stock options		(37)	----	----	----		----	(37)
Income taxes payable		----	6,927	1,977	(1,504)		----	7,400

Net cash provided by (used in) operating activities		246,925	(93,287)	374,791	38,037		(244,389)	322,077

Cash flows from investing activities:
Capital expenditures		----	(62,138)	(61,576)	(4,922)		----	(128,636)
Proceeds from sale or redemption of marketable securities		----	99,475	----	3,396		----	102,871
Purchase of marketable securities		----	(629)	----	(24,272)		----	(24,901)
Acquisitions of businesses, net of cash acquired		----	(63,240)	(71,736)	(35)		----	(135,011)
Other		(52,054)	33,939	(248,223)	7,249		242,786	(16,303)

Net cash (used in) provided by investing activities		(52,054)	7,407	(381,535)	(18,584)		242,786	(201,980)

Cash flows from financing activities:
Proceeds from issuance of debt		----	250,000	2,460	----		----	252,460
Repayment of debt		----	(167,033)	2,984	(5,241)		1,603	(167,687)
Stock options exercised		9,529	----	----	----		----	9,529
Tax benefit on exercise of stock options		37	----	----	----		----	37
Purchase of common stock		(198,949)	----	----	----		----	(198,949)
Other		(5,488)	(5,695)	----	(11,660)		----	(22,843)

Net cash (used in) provided by financing activities		(194,871)	77,272	5,444	(16,901)		1,603	(127,453)

Net (decrease) increase in cash and cash equivalents		----	(8,608)	(1,300)	2,552		----	(7,356)
Cash and cash equivalents at beginning of period		----	9,461	8,674	20,779		----	38,914
Cash and cash equivalents at end of period	$	----	$853	$7,374	$23,331	$	----	$31,558

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED FEBRUARY 28, 2006
(RESTATED)*

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations		Cintas Corporation Consolidated
Cash flows from operating activities:
Net income	$ 231,855	$ 49,795	$ 159,513	$ 15,583	$ (224,891)		$ 231,855
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	----	57,851	31,449	4,714		----	94,014
Amortization of deferred charges	----	13,499	8,524	2,107		----	24,130
Stock-based compensation	4,507	----	----	----		----	4,507
Deferred income taxes	----	----	6,804	595		----	7,399
Changes in current assets and liabilities, net of acquisitions and businesses:
Accounts receivable	----	7,307	(10,486)	(9,932)		(1,076)	(14,187)
Inventories	----	16,692	(5)	239		(4,942)	11,984
Uniforms and other rental items in service	----	(6,354)	(672)	(2,163)		(2,051)	(11,240)
Prepaid expenses	----	(639)	(154)	3		----	(790)
Accounts payable	----	(75,529)	68,200	(1,881)		----	(9,210)
Accrued compensation and related liabilities	----	(415)	803	123		----	511
Accrued liabilities	----	(15,207)	(18,103)	100		917	(32,293)
Tax benefit on exercise of stock options	(706)	----	----	----		----	(706)
Income taxes payable	----	10,564	(5,446)	(200)		29	4,947

Net cash provided by (used in) operating activities	235,656	57,564	240,427	9,288		(232,014)	310,921

Cash flows from investing activities:
Capital expenditures	----	(43,263)	(49,794)	(9,023)		----	(102,080)
Proceeds from sale or redemption of marketable securities	----	65,075	----	9,745		----	74,820
Purchase of marketable securities	----	(310)	----	(11,036)		----	(11,346)
Acquisitions of businesses, net of cash acquired	----	(228,965)	(94,449)	(4,569)		----	(327,983)
Other	(128,765)	(16,820)	(94,054)	(8,290)		234,099	(13,830)

Net cash (used in) provided by investing activities	(128,765)	(224,283)	(238,297)	(23,173)		234,099	(380,419)

Cash flows from financing activities:
Proceeds from issuance of debt	----	173,000	----	----		----	173,000
Repayment of debt	----	(6,578)	(6,625)	8,220		(2,085)	(7,068)
Stock options exercised	11,404	----	----	----		----	11,404
Tax benefit on exercise of stock options	706	----	----	----		----	706
Purchase of common stock	(114,170)	----	----	----		----	(114,170)
Other	(4,831)	218	----	15,086		----	10,473

Net cash (used in) provided by financing activities	(106,891)	166,640	(6,625)	23,306		(2,085)	74,345

Net (decrease) increase in cash and cash equivalents	----	(79)	(4,495)	9,421		----	4,847
Cash and cash equivalents at beginning of period	----	13,259	12,570	17,367		----	43,196
Cash and cash equivalents at end of period	$ ----	$13,180	$8,075	$26,788	$	----	$48,043

* Restated to reflect the adoption of FAS 123(R) using the modified-retrospective method.

CINTAS CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BUSINESS STRATEGY

Cintas provides highly specialized products and services to businesses of all types throughout the United States and Canada. We are North America's leading provider of corporate identity uniforms through rental and sales programs, as well as a significant provider of related business services, including entrance mats, restroom products and services, first aid, safety and fire protection products and services, document management services and branded promotional products. Our products and services are designed to enhance our customers’ images and to provide additional safety and protection in the workplace.

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

To pursue this strategy, we focus on the development of a highly talented and diverse team of employees (whom we call partners) - a team that is properly trained and motivated to service our customers. We support our partners' service efforts by providing superior products with distinct competitive advantages, and we embrace technological advances.

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

New Accounting Pronouncement

At February 28, 2007, Cintas had an equity compensation plan, which is more fully described in Note 6 entitled Stock-Based Compensation of “Notes to Consolidated Financial Statements.” Prior to June 1, 2006, Cintas accounted for this plan under the intrinsic value method proscribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. Effective June 1, 2006, Cintas adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-retrospective transition method. Under that transition method, all prior periods have been restated based on the amounts previously calculated in the pro forma footnote disclosures required by Statement 123. Statement 123(R) requires all share-based payments to employees, including stock options, to be recognized as an expense in the statement of income based on their fair values. Due to this restatement, Cintas’ income before income taxes and net income decreased by $1.2 million for the three months ended February 28, 2006, and $3.4 million for the nine months ended February 28, 2006. This adoption lowered basic earnings per share for the third quarter of fiscal 2006 from $0.47 per share to $0.46 per share for the quarter. Likewise, diluted earnings per share for the third quarter of fiscal 2006 were lowered from $0.46 per share to $0.45 for the quarter. This adoption also lowered basic earnings per share year-to-date from $1.40 per share to $1.38 per share. In addition, diluted earnings per share year-to-date were lowered from $1.39 per share to $1.37 per share. The cumulative effect of the change on total shareholders’ equity as of May 31, 2006, was less than $1,000.

As a result of adopting Statement 123(R) on June 1, 2006, Cintas’ income before income taxes and net income for the nine months ended February 28, 2007, are $2.7 million and $1.7 million lower than if Cintas had continued to account for share-based compensation under Opinion 25. Basic earnings per share are $.02 lower and diluted earnings per share are $.01 lower for the nine months ended February 28, 2007, than if Cintas had continued to account for share-based compensation under Opinion 25.

Three Months Ended February 2007 Compared to Three Months Ended February 2006

Revenue, Expenses and Income

Revenue Comparison

Total revenue increased 8.2% for the three months ended February 28, 2007, over the same period in fiscal 2006. Internal growth for this period was 4.5%. The remaining 3.7% represents growth derived mainly through the acquisitions of uniform and mat rental businesses in our Rentals segment and acquisitions of first aid, safety and fire protection businesses and document management businesses within our Other Services segment.

Net Rentals revenue increased 5.4% for the three months ended February 28, 2007, over the same period in the prior fiscal year. Rentals operating segment internal growth for the third quarter of fiscal 2007 was 3.0% as compared to the three months ended February 28, 2006. The Net Rentals revenue internal growth is primarily due to the sale of new rental programs to customers, offset by lost business. The remaining growth was generated primarily through the acquisition of uniform and mat rental businesses.

Other Services revenue increased 16.9% for the three months ended February 28, 2007, over the same period in the prior year. Other Services operating segment internal growth for the third quarter of fiscal 2007 was 9.3% as compared to the three months ended February 28, 2006. This internal growth was generated primarily through the increased direct sale of uniforms to national customers and increased sales of first aid and safety products and services and document management services to customers. The additional growth was generated through a combination of acquisitions of first aid, safety and fire protection businesses and document management businesses.

Expense Comparison

Cost of rentals consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other rental items. Cost of rentals increased 5.9% for the three months ended February 28, 2007, as compared to the three months ended February 28, 2006. This increase reflects a rise in material costs of $8.6 million due to increased Rentals revenue and an increase in delivery labor of $8.7 million due to increased Rentals revenue and the introduction of our restroom cleaning service. These increases were offset by an 8.2% decrease in Rentals energy costs from approximately $28 million in the three months ended February 28, 2006, to approximately $26 million in the three months ended February 28, 2007.

Cost of other services consists primarily of cost of goods sold (predominantly uniforms and first aid products), delivery expenses and distribution expenses. Cost of other services increased 11.7% for the three months ended February 28, 2007, as compared to the three months ended February 28, 2006. This increase was mainly due to increased sales in this segment. Gross margin within this segment may fluctuate depending on the type of product or service sold, as more cost efficient sourcing is employed and as products which require additional services or specialization generate higher gross margins. For example, tailored garments that incorporate high levels of design and customization tend to generate higher gross margins than work wear and standard catalog items. The current quarter’s gross margin is 38.1%, which is slightly higher than the expected range of 32% to 37% for this segment. However, the gross margin for the nine months ended February 28, 2007, continues to be within the expected range.

Selling and administrative expenses increased 12.8% for the three months ended February 28, 2007, as compared to the three months ended February 28, 2006. In order to accelerate revenue growth, we continue to increase our sales force, marketing plans and sales promotions. We have also reorganized our sales efforts this fiscal year to become more efficient and productive. These measures combined to increase our selling costs by $10.7 million over the prior year. The cost of providing medical and retirement benefits to our employees increased $7.4 million, representing a 21.4% increase over the prior year. In addition, administrative expenses increased by $2.1 million as a result of an increase in professional services relating to legal and the outsourcing of certain human resource functions. Administrative expenses also increased by $1.9 million due to the amortization of intangibles obtained with new acquisitions.

Net interest expense (interest expense less interest income) was $10.2 million for the three months ended February 28, 2007, compared to $5.3 million for the same period in the prior fiscal year. This increase in net interest expense is primarily due to the increased level of borrowing used to fund acquisitions and to fund the stock buyback program.

Cintas’ effective tax rate is 37.3% for the three months ended February 28, 2007, which is consistent with the first half of fiscal 2007. This effective tax rate is lower than the effective tax rate of 37.8% for the three months ended February 28, 2006, as a result of changes in state tax rates.

Income Comparison

Net income increased 0.2% for the three months ended February 28, 2007, over the same period in fiscal 2006, primarily due to revenue growth. Diluted earnings per share increased 6.7% for the three months ended February 28, 2007, over the same period in the prior fiscal year. This increase is greater than the net income increase of 0.2% due to the impact of the stock buyback program.

Nine Months Ended February 2007 Compared to Nine Months Ended February 2006

Revenue, Expenses and Income

Revenue Comparison

Total revenue increased 9.9% for the nine months ended February 28, 2007, over the same period in fiscal 2006. Internal growth for this period was 5.6%. The remaining 4.3% represents growth derived mainly through the acquisitions of uniform and mat rental businesses in our Rentals segment and acquisitions of first aid, safety and fire protection businesses and document management businesses within our Other Services segment.

Net Rentals revenue increased 7.8% for the nine months ended February 28, 2007, over the same period in the prior fiscal year. Rentals operating segment internal growth through the third quarter of fiscal 2007 was 4.8% as compared to the nine months ended February 28, 2006. The net Rentals revenue growth is primarily due to the sale of new rental programs to customers, offset by lost business. The remaining growth was generated primarily through the acquisition of uniform and mat rental businesses.

Other Services revenue increased 16.6% for the nine months ended February 28, 2007, over the same period in the prior year. Other Services operating segment internal growth through the third quarter of fiscal 2007 was 8.2% as compared to the nine months ended February 28, 2006. This internal growth was generated primarily through the increased direct sale of uniforms to national customers and increased sales of first aid and safety products and services and document management services to customers. The additional growth was generated through a combination of acquisitions of first aid, safety and fire protection businesses and document management businesses.

Expense Comparison

Cost of rentals consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other rental items. Cost of rentals increased 8.6% for the nine months ended February 28, 2007, as compared to the nine months ended February 28, 2006, reflecting the growth in Rentals revenue. In addition, we incurred $3.7 million in impairment and other related charges due to the closing of a Detroit, Michigan Rental processing plant. Partially offsetting these increased costs was an insurance recovery of $1.9 million representing receipt of the final settlement of our claims related to the hurricanes which occurred in fiscal 2006. As a result of these items, cost of rentals increased as a percent of Rentals revenue to 55.4% for the nine months ended February 28, 2007, as compared to 55.0% for the nine months ended February 28, 2006.

Cost of other services consists primarily of cost of goods sold (predominantly uniforms and first aid products), delivery expenses and distribution expenses. Cost of other services increased 12.3% for the nine months ended February 28, 2007, as compared to the nine months ended February 28, 2006. This increase was mainly due to increased sales in this segment. Gross margin within this segment may fluctuate depending on the type of product or service sold, as more cost efficient sourcing is employed and as products which require additional services or specialization generate higher gross margins. For example, tailored garments that incorporate high levels of design and customization tend to generate higher gross margins than work wear and standard catalog items. The gross margin for the nine months ended February 28, 2007, is 36.7%, which is in line with the expected range of 32% to 37% for this segment.

Selling and administrative expenses increased 11.3% for the nine months ended February 28, 2007, as compared to the nine months ended February 28, 2006. Selling and administrative expenses as a percent of revenue increased 0.4% for the nine months ended February 28, 2007, as compared to the nine months ended February 28, 2006. In order to accelerate revenue growth, we continue to increase our sales force, marketing plans and sales promotions. We have also reorganized our sales efforts this fiscal year to become more efficient and productive. These measures combined to increase our selling costs by $20.8 million over the prior year. The cost of providing medical and retirement benefits to our employees increased $22.2 million, representing a 21.9% increase over the prior year. In addition, administrative expenses increased by $6.4 million as a result of an increase in professional services relating to legal and the outsourcing of certain human resource functions. Administrative expenses also increased by $5.9 million due to the amortization of intangibles obtained with new acquisitions.

Net interest expense (interest expense less interest income) was $32.0 million for the nine months ended February 28, 2007, compared to $17.1 million for the same period in the prior fiscal year. This increase in net interest expense is primarily due to the increased level of borrowing used to fund acquisitions and to fund the stock buyback program.

Cintas’ effective tax rate is 37.3% for the nine months ended February 28, 2007. This effective tax rate is lower than the effective tax rate of 37.6% for the nine months ended February 28, 2006, as a result of changes in state tax rates.

Income Comparison

Net income increased 5.3% for the nine months ended February 28, 2007, over the same period in fiscal 2006, primarily due to revenue growth. Diluted earnings per share increased 10.9% for the nine months ended February 28, 2007, over the same period in the prior fiscal year. This increase is greater than the net income increase of 5.3% due to the impact of the stock buyback program.

Financial Condition

At February 28, 2007, there was $157 million in cash, cash equivalents and marketable securities, a decrease of $84 million from May 31, 2006. This decrease was primarily due to pre-funding of employee medical costs and the purchasing of our company stock, as discussed below. Capital expenditures were approximately $129 million for the nine months ended February 28, 2007. We expect capital expenditures for the year to be between $160 and $170 million. Cash, cash equivalents and marketable securities are expected to be used to finance future acquisitions, capital expenditures, expansion and additional purchases under the stock buyback program as detailed below. We believe that our current cash position, funds generated from operations and the strength of our banking relationships provides sufficient means to meet our anticipated operational and capital requirements.

Net property and equipment increased by $37 million from May 31, 2006 to February 28, 2007, due to our continued investment in rental facilities and equipment. At the end of the third quarter of fiscal 2007, Cintas had three uniform rental facilities under construction.

In May, 2005, the Board of Directors authorized and announced a $500 million stock buyback program. This program was essentially completed during the first quarter of fiscal 2007. The Board of Directors approved an expansion of this share buyback program in July, 2006 by an additional $500 million. For the three months ended February 28, 2007, Cintas purchased approximately 1.4 million shares of Cintas stock at an average price of $40.68 per share for a total purchase price of approximately $57 million. From the inception of the stock buyback program through February 28, 2007, Cintas has purchased a total of approximately 14.2 million shares of Cintas stock, or approximately 8% of the total shares outstanding at the beginning of the program, at an average price of $40.89 per share for a total purchase price of approximately $580 million.

Following is information regarding Cintas' long-term contractual obligations and other commitments outstanding as of February 28, 2007:

(In thousands)	Payments Due by Period
Long-term contractual obligations	Total	One year or less	Two to three years	Four to five years	After five years

Long-term debt (1)	$881,634	$228,526	$171,410	$1,240	$480,458
Capital lease obligations (2)	1,881	613	788	240	240
Operating leases (3)	53,606	16,085	21,536	10,185	5,800
Interest payments (4)	539,985	41,780	58,755	58,528	380,922
Interest swap agreements (5)	----	----	----	----	----
Unconditional purchase obligations	----	----	----	----	----
Total contractual cash obligations	$1,477,106	$287,004	$252,489	$70,193	$867,420

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
(4)
Interest payments include interest on both fixed and variable rate debt. Rates have been assumed to remain constant for the remainder of fiscal 2007, increase 25 basis points in fiscal 2008, an additional 25 basis points in fiscal 2009 and then remain constant in future years.

(5)	Reference Note 5 entitled Debt, Derivatives and Hedging Activities of “Notes to Consolidated Condensed Financial Statements” for a detailed discussion of interest swap agreements.

(In thousands)	Amount of Commitment Expiration Per Period
Other commercial commitments	Total		One year or less		Two to three years	Four to five years		After five years

Lines of credit (1)	$400,000	$	----	$	----	$400,000	$	----
Standby letter of credit (2)	75,448		75,432		16	----		----
Guarantees	----		----		----	----		----
Standby repurchase obligations	----		----		----	----		----
Other commercial commitments	----		----		----	----		----
Total commercial commitments	$475,448		$75,432		$16	$400,000	$	----

(1)	Back-up facility for the commercial paper program.
(2)	Support certain outstanding debt and self-insured workers' compensation and general liability insurance programs.

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

Cintas also is a defendant in a purported class action lawsuit, Mirna E. Serrano, et al. v. Cintas Corporation, filed on May 10, 2004, and pending in the United States District Court, Eastern District of Michigan, Southern Division (“Serrano”). Serrano alleges that Cintas discriminated against women in hiring into various SSR positions across all divisions of Cintas throughout the United States. On November 15, 2005, the Equal Employment Opportunity Commission (“EEOC”) intervened in the Serrano lawsuit. The Serrano plaintiffs seek injunctive relief, compensatory damages, punitive damages, attorneys’ fees and other remedies. Cintas is a defendant in another purported class action lawsuit, Nelly Blanca Avalos, et al. v. Cintas Corporation, currently pending in the United States District Court, Eastern District of Michigan, Southern Division (“Avalos”). Avalos alleges that Cintas discriminated against women, African-Americans and Hispanics in hiring into various SSR positions in Cintas’ Rental division only throughout the United States. On April 27, 2005, the EEOC intervened in the claims asserted in Avalos. The Avalos plaintiffs seek injunctive relief, compensatory damages, punitive damages, attorneys’ fees and other remedies. The claims in Avalos originally were brought in the previously disclosed lawsuit captioned Robert Ramirez, et al. v. Cintas Corporation, filed on January 20, 2004, in the United States District Court, Northern District of California, San Francisco Division (“Ramirez”). On May 11, 2006, however, those claims were severed from Ramirez and transferred to the Eastern District of Michigan, Southern Division, where the case was re-named Avalos. On July 10, 2006, Avalos and Serrano were consolidated for all pretrial purposes, including proceedings on class certification. The consolidated case is known as Mirna E. Serrano/Blanca Nelly Avalos, et al. v. Cintas Corporation, and remains pending in the United States District Court, Eastern District of Michigan, Southern Division (“Serrano/Avalos”). No filings or determinations have been made in Serrano/Avalos as to class certification. There can be no assurance as to whether a class will be certified or, if a class is certified, as to the geographic or other scope of such class. The non-SSR hiring claims in the previously disclosed Ramirez case that have not been dismissed remain pending in the Northern District of California, San Francisco Division, but were ordered to arbitration and stayed pending the completion of arbitration. The Ramirez purported class action claims currently in arbitration include allegations that Cintas failed to promote Hispanics into supervisory positions, discriminated against African-Americans and Hispanics in SSR route assignments and discriminated against African-Americans in hourly pay in Cintas’ Rental division only throughout the United States. The Ramirez plaintiffs seek injunctive relief, compensatory damages, punitive damages, attorneys’ fees and other remedies. No filings or determinations have been made in Ramirez as to class certification. There can be no assurance as to whether a class will be certified or, if a class is certified, as to the geographic or other scope of such class. In addition, a class action lawsuit, Larry Houston, et al. v. Cintas Corporation, was filed on August 3, 2005, in the United States District Court for the Northern District of California on behalf of African-American managers alleging racial discrimination (“Houston”). On November 22, 2005, the court entered an order requiring the named plaintiffs in the Houston lawsuit to arbitrate all of their claims for monetary damages. If there is an adverse verdict or a negotiated settlement of all or any of these actions, the resulting liability and/or any increased costs of operations on an ongoing basis could be material to Cintas. Any estimated liability relating to these proceedings is not determinable at this time.

Several other similar administrative proceedings are pending including two charges filed on November 30, 2004, by an EEOC Commissioner with the EEOC Systemic Litigation Unit alleging: (i) failure to hire and assign females to production job positions; and (ii) failure to hire females, African-Americans and Hispanics into the Management Trainee program. The investigations of these allegations are pending and no determinations have been made. On August 29, 2006, the EEOC Indianapolis District Office issued a dismissal and notice of rights and closed its file on the Clifton Cooper charge served on Cintas on March 23, 2005, by Cooper on behalf of himself and a similarly situated class with the EEOC Systemic Litigation Unit alleging discriminatory pay and treatment due to race. Mr. Cooper’s claims are now part of the Houston arbitration matter disclosed hereinabove.

Cintas is also a defendant in a lawsuit, J. Lester Alexander, III vs. Cintas Corporation, et al., which was originally filed on October 25, 2004, and is currently pending in the Circuit Court of Randolph County, Alabama. The case was brought by J. Lester Alexander, III, the Chapter 7 Trustee (the “Trustee”) of Terry Manufacturing Company, Inc. ("TMC") and Terry Uniform Company, LLC ("TUC"), against Cintas in Randolph County, Alabama. The Trustee seeks damages against Cintas for allegedly breaching fiduciary duties to TMC and TUC and for allegedly aiding and abetting breaches of fiduciary duties by others to those entities. The complaint also includes allegations that Cintas breached certain limited liability company agreements, or alternatively, misrepresented its intention to perform its obligations in those agreements and acted as alter egos of the bankrupt TMC and is therefore liable for all of TMC's debts. The Trustee is seeking $50 million in compensatory damages and $100 million in punitive damages. Cintas denies these claims and is vigorously defending itself against all claims in the complaint. Cintas filed counterclaims against J. Lester Alexander, III and cross claims against Roy Terry, Rudolph Terry and Cotina Terry (collectively referred to herein as the Individual Co-Defendants). The Individual Co-Defendants have filed cross claims against Cintas alleging fraudulent inducement, breach of fiduciary duty, negligence and wantonness. If there is an adverse verdict on the merits or in the event of a negotiated settlement of this lawsuit, the resulting liability could be material to Cintas. Any estimated liability relating to this lawsuit is not determinable at this time.

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

Outlook

As we look forward to the remainder of fiscal 2007, our outlook remains positive, but guarded. In an effort to further increase our revenue, we have reorganized our sales efforts to become more efficient and productive. In the short term, this change has caused disruption due to the promotion of many high-performing sales reps into management jobs, the time to train them in their new roles and the time necessary to develop their newly hired replacements. We anticipate the full benefit of this new organization will be felt as these new sales representatives become fully productive. We will also continue searching out additional products and services to become an even more valuable resource for our customers. As such, we see upside potential for all of our business units. Although difficult to predict, we anticipate continued growth in all of our business units.

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

For the remainder of fiscal year 2007, we expect our effective tax rate to be consistent with that of the nine months ended February 28, 2007.

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

ITEM 4.
CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

With the participation of Cintas’ management, including Cintas’ Chief Executive Officer and President, Chief Financial Officer, General Counsel and Controllers, Cintas has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of February 28, 2007. Based on such evaluation, Cintas’ management, including Cintas’ Chief Executive Officer and President, Chief Financial Officer, General Counsel and Controllers, have concluded that Cintas’ disclosure controls and procedures were effective as of February 28, 2007, in ensuring (i) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is accumulated and communicated to Cintas’ management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in Cintas’ internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended February 28, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. See “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” on pages 29 and 30 of our most recent Form 10-K.

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

Race and Gender Litigation and Related Charges: Robert Ramirez, et al. v. Cintas Corporation, United States District Court, Northern District of California, San Francisco Division, January 20, 2004; On April 27, 2005, the EEOC intervened in some of the claims in Ramirez; Mirna E. Serrano, et al. v. Cintas Corporation, United States District Court for the Eastern District of Michigan, Southern Division, May 10, 2004; On November 15, 2005, the EEOC intervened in Serrano; On May 11, 2006, the Ramirez African-American, Hispanic and female failure to hire into service sales representative position claims and the EEOC’s intervention were transferred to the Eastern District of Michigan, Southern Division; The remaining claims in Ramirez were dismissed or compelled to arbitration; On July 10, 2006, the claims that were transferred from Ramirez to the Eastern District of Michigan, Southern Division were consolidated with the Serrano case for pretrial purposes and the case was renamed Mirna E. Serrano/Blanca Nelly Avalos, et al. v. Cintas Corporation; Larry Houston, et al. v. Cintas Corporation, United States District Court for the Northern District of California, August 3, 2005; On November 22, 2005, the named plaintiffs in Houston were ordered to arbitration and EEOC charges filed by an EEOC Commissioner on November 30, 2004, with the EEOC Systemic Litigation Unit. On August 29, 2006, the EEOC issued a dismissal and notice of rights and closed its file on the previously disclosed class action charge filed by Clifton Cooper on March 23, 2005, with the EEOC Systemic Litigation Unit.

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

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan	Maximum approximate dollar value of shares that may yet be purchased under the plan
December 2006	250,000	$40.10	13,046,485	$466,402,264

January 2007	850,838	$40.58	13,897,323	$431,875,381

February 2007	300,000	$41.46	14,197,323	$419,438,500

Total	1,400,838	$40.68	14,197,323	$419,438,500

For the three months ended February 28, 2007, Cintas purchased 1,400,838 shares of Cintas stock at an average price of $40.68 per share for a total purchase price of approximately $57 million. From the inception of the stock buyback program through February 28, 2007, Cintas has purchased a total of approximately 14.2 million shares of Cintas stock at an average price of $40.89 per share for a total purchase price of approximately $580 million. The maximum approximate dollar value of shares that may yet be purchased under the plan as of February 28, 2007, is $419,438,500.

During the third quarter of fiscal 2007, Cintas also acquired 30,870 shares as payment received from employees upon the exercise of options under the stock option plan.

Item 5. Other Information

On January 16, 2007, Cintas declared an annual cash dividend of $.39 per share on outstanding common stock, an 11.4 percent increase over the dividends paid in the prior year. The dividend was paid on March 13, 2007, to shareholders of record as of February 6, 2007.

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

CINTAS CORPORATION (Registrant)

Date: April 5, 2007	By:	/s/ William C. Gale
William C. Gale Senior Vice President and Chief Financial Officer (Chief Accounting Officer)