Form 10-K
period 2007-05-31
CINTAS CORP
filed 2007-07-30
CIK 723254

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for Fiscal Year Ended May 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-11399

CINTAS CORPORATION
(Exact name of Registrant as specified in its charter)

Incorporated under the Laws of Washington	6800 Cintas Boulevard P.O. Box 625737 Cincinnati, Ohio 45262-5737	IRS Employer ID
(State or other jurisdiction of incorporation or organization)	(Address of principal executive offices)	No. 31-1188630
(513) 459-1200
(Telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by checkmark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES     ✓                                         NO    __

Indicate by checkmark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES    __                NO     ✓

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

YES     ✓                                         NO    __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.   ✓

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer   ✓                 Accelerated Filer ___                Non-Accelerated Filer ___

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ___ No    ✓

The aggregate market value of the Common Stock held by non-affiliates as of November 30, 2006, was $6,749,778,423 based on a closing sale price of $42.20 per share.  As of June 30, 2007, 172,898,842 shares of Common Stock were issued and 158,701,519 shares were outstanding.

Documents Incorporated by Reference

Portions of the Registrant's Proxy Statement to be filed with the Commission for its 2007 Annual Meeting of Shareholders are incorporated by reference in Part III as specified.

Cintas Corporation

Part I

Item 1.  Business

Cintas Corporation (Cintas), a Washington corporation, provides highly specialized products and services to businesses of all types throughout the United States and Canada.  Cintas’ products and services are designed to enhance its customers’ images and brand identification as well as provide a safe and efficient work place.  Cintas was founded in 1968 by Richard T. Farmer, Chairman of the Board, when he left his family’s industrial laundry business in order to develop uniform programs using an exclusive new fabric.  In the early 1970’s, Cintas acquired the family industrial laundry business.  Over the years, Cintas developed additional products and services that complemented its core uniform business and broadened the scope of products and services available to our customers.

The products and services provided by Cintas are as follows:

•	Uniforms and Apparel
•	Mats, Mops and Towels
•	Restroom and Hygiene Service
•	First Aid
•	Safety
•	Fire Protection
•	Branded Promotional Products
•	Document Shredding and Storage
•	Cleanroom Resources
•	Flame Resistant Clothing

These products and services are provided to approximately 800,000 businesses of all types – from small service and manufacturing companies to major corporations that employ thousands of people.  This diversity in customer base results in no individual customer accounting for greater than one percent of Cintas’ total revenues.  As a result, the loss of one account would not have a significant financial impact on Cintas.

Cintas classifies its business into two operating segments, Rentals and Other Services, based on the similar economic and organizational characteristics of the products and services within each segment. The Rentals segment reflects the rental and servicing of uniforms and other garments, mats, mops and shop towels.  In addition to these rental items, we also provide restroom and hygiene products and services within this segment.  The Other Services segment consists of the direct sale of uniforms and related items, first aid, safety and fire protection products and services, document management services and branded promotional products.

The following table sets forth the revenues derived from each operating segment provided by Cintas:

Year Ended May 31, (in thousands)	2007	2006	2005

Rentals	$2,734,629	$2,568,776	$2,363,397
Other Services	972,271	834,832	703,886
	$3,706,900	$3,403,608	$3,067,283

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

Within the Rentals segment, Cintas provides its products and services to customers via local delivery routes originating from rental processing plants and branches.  Within the Other Services segment,

Cintas provides its products and services via its distribution network and local delivery routes or local representatives.  In total, Cintas has approximately 7,300 local delivery routes, 407 operations and 7 distribution centers.

Cintas sources finished products from many outside suppliers.  In addition, Cintas operates eleven manufacturing facilities which provide for a substantial amount of its standard uniform needs.  Cintas purchases fabric, used in its manufacturing process, from several suppliers.  Cintas is not aware of any circumstances that would hinder its ability to continue obtaining these materials.

Cintas is subject to various environmental laws and regulations, as are other companies in the uniform rental industry.  While environmental compliance is not a material component of our costs, Cintas must incur capital expenditures and associated operating costs, primarily for water treatment and waste removal, on a regular basis.  Environmental spending related to water treatment and waste removal was approximately $16 million in fiscal 2007 and fiscal 2006.  Capital expenditures to limit or monitor hazardous substances were approximately $2 million in fiscal 2007 and fiscal 2006.  These expenditures were primarily related to the purchase of water treatment systems, which are depreciated over a useful life of ten years.  Cintas does not expect a material change in the cost of environmental compliance on a percent to revenue basis and is not aware of any material non-compliance with environmental laws.

At May 31, 2007, Cintas employed approximately 34,000 employees of which approximately 400 were represented by labor unions.  Since January 2003, Cintas has been the target of a corporate unionization campaign by Unite Here and the Teamsters unions.  These unions are attempting to pressure Cintas into surrendering its employees’ rights to a government-supervised election and unilaterally accept union representation.  This is unacceptable.  Cintas’ philosophy in regard to unions is straightforward:  We believe that employees have the right to say yes to union representation and the freedom to say no.  This campaign could be materially disruptive to our business and could materially adversely affect results of operations.  We will continue to vigorously oppose this campaign and to defend our employees’ rights.  Cintas considers its relationships with its employees to be satisfactory.

Cintas files annual and quarterly reports and proxy materials with the Securities and Exchange Commission (SEC).  The public may copy these materials at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580 Washington, D.C.  20549 and may obtain further information concerning the operation of the Public Reference Room by calling the SEC at (800) SEC-0330.  The SEC maintains an Internet site that contains the same information regarding Cintas that is filed electronically with the SEC.  The address of that site is: http://www.sec.gov.  Cintas’ Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and current reports on Form 8-K and amendments to those reports are available free of charge as posted on its website, www.cintas.com, as soon as reasonably practicable after electronically filing with the SEC.  Cintas is not including the other information contained on its website as part of or incorporating it by reference into this Annual Report on Form 10-K.

Item 1A.  Risk Factors

The statements in this section, as well as statements described elsewhere in this Form 10-K, or in other SEC filings, describe risks that could materially and adversely affect our business, financial condition and results of operations, and the trading price of our debt or equity securities could decline.  These risks are not the only risks that we face.  Our business, financial condition and results of operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.

In addition, this section sets forth statements which constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements.  Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “predicts,” “projects,” “plans,” “expects,” “intends,” “target,” “forecast,” “believes,” “seeks,” “could,” “should,” “may” and “will” or the negative versions thereof and similar expressions and by the context in which they are used.  Such statements are based upon current expectations of Cintas and speak only as of the date made.  We cannot guarantee that any forward-looking statement will be realized.  These statements are subject to various risks, uncertainties and other factors that could cause actual results to differ from those set forth in or implied by this Annual Report.  Factors that might cause such a difference include, but are not limited to, the possibility of greater than anticipated operating costs including energy costs, lower sales volumes, loss of customers due to outsourcing trends, the performance and costs of integration of acquisitions, fluctuations in costs of materials and labor including increased medical costs, costs and possible effects of union organizing activities, failure to comply with government regulations concerning employment discrimination, employee pay and benefits and employee health and safety, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, the cost, results and ongoing assessment of internal controls for financial reporting required by the Sarbanes-Oxley Act of 2002, the initiation or outcome of litigation, higher assumed sourcing or distribution costs of products, the disruption of operations from catastrophic events, changes in federal and state tax laws and the reactions of competitors in terms of price and service.  Cintas undertakes no obligation to update any forward-looking statements whether as a result of new information or to reflect events or circumstances arising after the date on which they are made.  You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q and 8-K reports to the SEC.

Also note that we provide the following cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our businesses. These are factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You should understand that it is not possible to predict or identify all such factors.  The risks and uncertainties described herein are not the only ones we may face. Additional risks and uncertainties presently not known to us or that we currently believe to be immaterial may also harm our business.  Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties.

General economic factors may adversely affect our financial performance.
General economic conditions, in North America and globally, may adversely affect our financial performance.  Higher levels of unemployment, inflation, tax rates and other changes in tax laws and other economic factors could adversely affect the demand for Cintas products and services.  Increases in labor costs including healthcare and insurance costs, labor shortages or shortages of skilled labor, higher material costs for items such as fabrics and textiles, higher fuel and other energy costs, higher interest rates, inflation, higher tax rates and other changes in tax laws and other economic factors could increase our costs of rentals and other services and selling and administrative expenses and could adversely affect our results of operations.

Increased competition could adversely affect our financial performance.
We operate in highly competitive industries and compete with national, regional and local providers.  Product, design, price, quality, service and convenience to the customer are the competitive elements in these industries.  If existing or future competitors seek to gain or retain market share by reducing prices, Cintas may be required to lower prices, which would hurt our results of operations. Cintas’ competitors also generally compete with Cintas for acquisition candidates, which can increase the price for acquisitions and reduce the number of available acquisition candidates.  In addition, our customers and prospects may decide to perform certain services in-house instead of outsourcing these services to Cintas.  These competitive pressures could adversely affect our sales and results of operations.

Risks associated with the suppliers from whom our products are sourced could adversely affect our results of operations.
The products we sell are sourced from a wide variety of domestic and international suppliers. Global sourcing of many of the products we sell is an important factor in our financial performance.  We require all of our suppliers to comply with applicable laws, including labor and environmental laws, and otherwise be certified as meeting our required supplier standards of conduct. Our ability to find qualified suppliers who meet our standards, and to access products in a timely and efficient manner is a significant challenge, especially with respect to suppliers located and goods sourced outside the United States. Political and economic stability in the countries in which foreign suppliers are located, the financial stability of suppliers, suppliers’ failure to meet our supplier standards, labor problems experienced by our suppliers, the availability of raw materials to suppliers, currency exchange rates, transport availability and cost, inflation and other factors relating to the suppliers and the countries in which they are located are beyond our control. In addition, United States and Canadian foreign trade policies, tariffs and other impositions on imported goods, trade sanctions imposed on certain countries, the limitation on the importation of certain types of goods or of goods containing certain materials from other countries and other factors relating to foreign trade are beyond our control. These and other factors affecting our suppliers and our access to products could adversely affect our results of operations.

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

Unionization campaigns could adversely affect our results of operations.
Cintas continues to be the target of a corporate unionization campaign by several unions.  These unions are attempting to pressure Cintas into surrendering our employees' rights to a government-supervised election by unilaterally accepting union representation.  We continue to vigorously oppose this campaign and defend our employees' rights to a government-supervised election.  This campaign could be materially disruptive to our business and could materially adversely affect our results of operations.

Within our Document Management business, we handle customers’ confidential information.  Our failure to protect our customers’ confidential information against security breaches could damage our reputation, harm our business and adversely impact our results of operations.
Our Document Management business includes both document destruction and document storage services.  These services involve the handling of our customers’ confidential information and the subsequent shredding or storage of this information.  Any compromise of security, accidental loss or theft of customer data in our possession could damage our reputation and expose us to risk of liability, which could harm our business and adversely impact our results of operations.

Compliance with environmental laws and regulations could result in significant costs that adversely affect our results of operations.
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

We are subject to legal proceedings that may adversely affect our financial condition and results of operations.
We are party to various litigation claims and legal proceedings.  Certain of these lawsuits or potential future lawsuits, if decided adversely to us or settled by us, may result in liability material to our financial condition and results of operations.  We discuss these lawsuits and other litigation to which we are party in greater detail below under the caption “Item 3. Legal Proceedings” and in Note 12 entitled Litigation and Other Contingencies of “Notes to Consolidated Financial Statements.”

Failure to comply with the regulations of the U.S. Occupational Safety and Health Administration and other state and local agencies that oversee safety compliance could adversely affect our results of operations.
The Occupational Safety and Health Act of 1970, as amended, or “OSHA”, establishes certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by the Occupational Safety and Health Administration and various record keeping, disclosure and procedural requirements. Various OSHA standards may apply to our operations. We have incurred, and will continue to incur, capital and operating expenditures and other costs in the ordinary course of our business in complying with OSHA and other state and local laws and regulations.  The failure to comply with these regulations could result in fines by government authorities, payment of damages to private litigants and affect our ability to service our customers.

Risks associated with our acquisition policy could adversely affect our results of operations.
Historically, a portion of our growth has come from acquisitions.  We continue to evaluate opportunities for acquiring businesses that may supplement our internal growth.  However, there can be no assurance that we will be able to locate and purchase suitable acquisitions.  In addition, the success of any acquisition depends in part on our ability to integrate the acquired company.  The process of integrating acquired businesses may involve unforeseen difficulties and may require a disproportionate amount of our management’s attention and our financial and other resources.  Although we conduct due diligence investigations prior to each acquisition, there can be no assurance that we will discover all material liabilities of an acquired business for which we may be responsible as a successor owner or operator.  The failure to successfully integrate these acquired businesses or to discover such liabilities could adversely affect our results of operations.

We may experience difficulties in attracting and retaining competent personnel in key positions.
We believe that a key component of our success is our corporate culture which has been imparted by management throughout our corporate organization.  This factor, along with our entire operation, depends on our ability to attract and retain key employees.  Competitive pressures within and outside our industry may make it more difficult and expensive for us to attract and retain key employees.

Unexpected events could disrupt our operations and adversely affect our results of operations.
Unexpected events, including fires or explosions at facilities, natural disasters such as hurricanes and tornados, war or terrorist activities, unplanned outages, supply disruptions, failure of equipment or systems or changes in laws and/or regulations impacting our business, could adversely affect our results of operations.   These events could result in customer disruption, physical damage to one or more key operating facilities, the temporary closure of one or more key operating facilities or the temporary disruption of information systems.

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

Item 1B.  Unresolved Staff Comments

Cintas has not received any written comments from the SEC Staff regarding its periodic or current reports within 180 days prior to the end of the fiscal year ended May 31, 2007.

Item 2.  Properties

Cintas occupies 414 facilities located in 280 cities.  Cintas leases 210 of these facilities for various terms ranging from monthly to the year 2016.  Cintas expects that it will be able to renew its leases on satisfactory terms.  Of the eleven manufacturing facilities listed below, Cintas controls the operations of three of these manufacturing facilities, but does not own or lease the real estate related to these operations.  All other facilities are owned.  The corporate office provides centrally located administrative functions including accounting, finance, marketing and computer system development and support. Cintas operates rental processing plants that house administrative, sales and service personnel and the necessary equipment involved in the cleaning of uniforms and bulk items, such as entrance mats and shop towels.  Branch operations provide administrative, sales and service functions. Cintas operates seven distribution centers and eleven manufacturing facilities.  Cintas also operates first aid, safety and fire protection and document management facilities and direct sales offices.  Cintas considers the facilities it operates to be adequate for their intended use. Cintas owns or leases approximately 14,000 vehicles.

The following chart provides additional information concerning Cintas' facilities:

Type of Facility	# of Facilities

Rental Processing Plants	175

Rental Branches	96

First Aid, Safety and Fire Protection Facilities	61

Document Management Facilities	43

Distribution Centers	7	*

Manufacturing Facilities	11

Direct Sales Offices	21

Total	414

Rental processing plants, rental branches, distribution centers and manufacturing facilities are used in Cintas’ Rentals segment.  Rental processing plants, rental branches, first aid, safety and fire protection facilities, document management facilities, distribution centers, manufacturing facilities and direct sales offices are all used in the Other Services segment.

* Includes the corporate office, which is attached to the distribution center in Cincinnati, OH.

Item 3.  Legal Proceedings

We discuss certain legal proceedings pending against us in Part II of this Annual Report on Form 10-K under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Litigation and Other Contingencies” and “Item 8. Financial Statements and Supplementary Data,” in Note 12 entitled Litigation and Other Contingencies of “Notes to Consolidated Financial Statements.”  We refer you to those discussions for important information concerning those legal proceedings, including the basis for such actions and, where known, the relief sought.  We provide the following additional information concerning those legal proceedings which sets forth the name of the lawsuit, the court in which the lawsuit is pending and the date on which the petition commencing the lawsuit was filed.

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

Race and Gender Litigation and Related Charges: Robert Ramirez, et al. v. Cintas Corporation, United States District Court, Northern District of California, San Francisco Division, January 20, 2004, alleging class action claims of race, national origin and gender discrimination in hiring, promotion and pay; On April 27, 2005, the EEOC intervened in Ramirez; Mirna E. Serrano, et al. v. Cintas Corporation, United States District Court for the Eastern District of Michigan, Southern Division, May 10, 2004, alleging class action claims of gender discrimination in hiring into service sales representative positions; On November 15, 2005, the EEOC intervened in Serrano; On May 11, 2006, the Ramirez African-American, Hispanic and female failure to hire into service sales representative positions claims and the EEOC’s intervention were transferred to the Serrano case, the remaining claims in Ramirez were dismissed or compelled to arbitration; Colleen Grindle, et al. v. Cintas Corporation, Court of Common Pleas, Wood County, Ohio, February 20, 2007, alleging class action claims on behalf of female employees at Cintas’ Perrysburg, Ohio rental location who allegedly were denied hire, promotion or transfer into SSR positions; Larry Houston, et al. v. Cintas Corporation, United States District Court for the Northern District of California, August 3, 2005; On November 22, 2005, the named plaintiffs in Houston were ordered to arbitration; EEOC charge filed by Clifton Cooper on March 23, 2005, with the EEOC Systemic Litigation Unit; Mr. Cooper’s claims are now part of the Houston arbitration matter; EEOC Commissioner’s charge filed on November 30, 2004, with the EEOC Systemic Litigation Unit alleging:  (i) failure to hire and assign females to production job positions; and (ii) failure to hire females, African-Americans and Hispanics into the Management Trainee program.

Breach of Fiduciary Duties:  J. Lester Alexander, III vs. Cintas Corp., et al., Circuit Court, Randolph County, Alabama, October 25, 2004.

Item 4.  Submission of Matters to a Vote of Security Holders

None in the fourth quarter of fiscal 2007.

Part II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Cintas’ Common Stock is traded on the NASDAQ Global Select Market under the symbol “CTAS”.  The following table shows the high and low closing prices of shares of Cintas’ Common Stock by quarter during the last two fiscal years:

Fiscal 2007
Quarter Ended	High	Low

May 2007	$40.51	$35.95
February 2007	42.81	39.71
November 2006	43.63	37.39
August 2006	42.54	34.92

Fiscal 2006
Quarter Ended	High	Low

May 2006	$44.30	$39.90
February 2006	45.40	39.78
November 2005	45.17	38.31
August 2005	45.49	37.51

Holders

At May 31, 2007, there were approximately 2,500 shareholders of record of Cintas’ Common Stock.  Cintas believes that this represents approximately 65,000 beneficial owners.

Dividends

Dividends on the outstanding Common Stock have been paid annually and amounted to $0.39 per share, $0.35 per share and $0.32 per share in fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

Stock Performance Graph

The following graph summarizes the cumulative return on $100 invested in Cintas’ Common Stock, the S&P 500 Stock Index and the common stocks of a selected peer group of companies.  Prior to fiscal 2007, Cintas compared its common stock returns to the three largest publicly traded companies engaged primarily in the uniform related industry determined by net assets at year end (Old Peer Group).  The companies included in the Old Peer Group were Aramark Corporation, G & K Services, Inc. and UniFirst Corporation.  On or about January 26, 2007, Aramark Corporation ceased being listed on a public stock exchange.  As a result, Cintas made the change to a new peer group (New Peer Group).  Because our products and services are diverse, Cintas does not believe that any single published industry index is appropriate for comparing shareholder return.  Therefore, the New Peer Group used in the performance graph combines four publicly traded companies in the business services industry that have similar characteristics as Cintas, such as route based delivery of products and services.  The companies included in the New Peer Group are G & K Services, Inc., UniFirst Corporation, ABM Industries and Ecolab, Inc.

Total shareholder return was based on the increase in the price of the stock and assumed reinvestment of all dividends.  Further, total return was weighted according to market capitalization of each company.  The companies in the New Peer Group are not the same as those considered by the Compensation Committee of the Board of Directors.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

None in the fourth quarter of fiscal 2007.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

On May 2, 2005, Cintas announced that the Board of Directors authorized a $500 million stock buyback program at market prices.  In July 2006, Cintas announced that the Board of Directors approved the expansion of its share buyback program by an additional $500 million.  The Board of Directors did not specify an expiration date for the stock buyback program.

During fiscal 2007, Cintas purchased 4.8 million shares of Cintas stock at an average price of $41.38 per share, for a total purchase price of approximately $199 million.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan	Maximum approximate dollar value of shares that may yet be purchased under the plan
March 2007	—	$—	14,197,323	$419,438,500

April 2007	—	$—	14,197,323	$419,438,500

May 2007	—	$—	14,197,323	$419,438,500

Total	—	$—	14,197,323	$419,438,500

In fiscal 2007, Cintas also acquired 95,616 shares as payment received from employees upon the exercise of options under the stock option plan.

From the inception of the stock buyback program through July 27, 2007, Cintas has purchased a total of approximately 14.2 million shares of Cintas stock at an average price of $40.89 per share for a total purchase price of approximately $580.6 million.  The maximum approximate dollar value of shares that may yet be purchased under the plan as of July 27, 2007, is $419.4 million.

Item 6.  Selected Financial Data

Eleven Year Financial Summary

(In thousands except per share and percentage data)
Years Ended May 31,	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	10-Year Compd Growth

Revenue	$1,261,899	1,476,945	1,751,568	1,901,991	2,160,700	2,271,052	2,686,585	2,814,059	3,067,283	3,403,608	3,706,900	11.4	%(3)
Net Income	$117,207	130,797	136,796	190,386	218,665	229,466	243,191	265,078	292,547	323,382	334,538	11.1%
Pro Forma Net Income(1)	$111,413	125,847	136,796	190,386	218,665	229,466	243,191	265,078	292,547	323,382	334,538	11.6%
Basic EPS	$0.75	0.81	0.83	1.14	1.30	1.35	1.43	1.55	1.70	1.93	2.09	10.8%
Diluted EPS	$0.74	0.80	0.81	1.12	1.27	1.33	1.41	1.54	1.69	1.92	2.09	10.9%
Pro Forma Basic EPS (1)	$0.71	0.78	0.83	1.14	1.30	1.35	1.43	1.55	1.70	1.93	2.09	11.4%
Pro Forma Diluted EPS(1)	$0.70	0.77	0.81	1.12	1.27	1.33	1.41	1.54	1.69	1.92	2.09	11.6%
Dividends Per Share	$0.10	0.12	0.15	0.19	0.22	0.25	0.27	0.29	0.32	0.35	0.39	14.6%
Total Assets	$1,101,182	1,305,400	1,407,818	1,581,342	1,752,224	2,519,234	2,582,946	2,810,297	3,059,744	3,425,237	3,570,480	12.5%
Shareholders’ Equity	$650,604	756,799	871,433	1,042,896	1,231,346	1,423,814	1,646,418	1,888,093	2,104,574	2,090,192	2,167,738	12.8%
Return on Average Equity (2)	18.5%	17.9%	16.8%	19.9%	19.2%	17.3%	15.8%	15.0%	14.7%	15.4%	15.7%
Long-Term Debt	$227,799	307,633	283,581	254,378	220,940	703,250	534,763	473,685	465,291	794,454	877,074

Note:	Results prior to June 1, 2007, have been restated to reflect the adoption of FAS 123(R) using the modified-retrospective method.
Results prior to March 24, 1999, have been restated to include Unitog Company, acquired in a pooling of interests transaction.
Results prior to April 8, 1998, have been restated to include Uniforms To You Companies, acquired in a pooling of interests transaction.

(1)	Results for 1998 and 1997 were adjusted on a pro forma basis to reflect the true tax impact of Uniforms To You as if it had been reported as a C corporation prior to the merger with Cintas.

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

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Strategy

Cintas provides highly specialized products and services to businesses of all types throughout the United States and Canada.  We refer to ourselves as “The Service Professionals.”  We bring value to our customers by helping them provide a cleaner, safer, more pleasant atmosphere for their customers and employees.  Our products and services are designed to improve our customers’ image.  We also help our customers protect their employees and their company by enhancing workplace safety and helping to ensure legal compliance in key areas of their business.

We are North America's leading provider of corporate identity uniforms through rental and sales programs, as well as a significant provider of related business services, including entrance mats, restroom products and services, first aid, safety and fire protection products and services, document management services and branded promotional products.

Our business strategy is to achieve revenue growth for all of our products and services by increasing our penetration at existing customers and by broadening our customer base to include business segments to which Cintas has not historically served.  We will also continue to identify additional product and service opportunities for our current and future customers.  Our long-term goal is to provide a product or service to every business in North America.

To pursue the strategy of increasing penetration, we have a highly talented and diverse team of service professionals visiting our customers on a regular basis.  This frequent contact with our customers enables us to develop close personal relationships.  The combination of our distribution system and these strong customer relationships provides a platform from which we launch additional products and services.

We pursue the strategy of broadening our customer base in a few ways.  Cintas has a national sales organization introducing all of our products and services to prospects in all business segments.  Our ever expanding range of products and services allows our sales organization to consider any type of business a prospect.  We also broaden our customer base through geographic expansion, especially in our emerging businesses of first aid and safety, fire protection and document management.  Finally, we will continue to evaluate strategic acquisitions as opportunities arise.

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

Results of Operations

Fiscal 2007 marked the 38th consecutive year of uninterrupted growth in sales and profits for Cintas.  In addition to achieving this milestone, Cintas increased its diluted earnings per share by 8.9% and its dividends paid to shareholders by 11.4%.  During fiscal 2007, we reorganzied our sales efforts to become more efficient and productive.  This reorganization effort has taken longer and been more costly in fiscal 2007 than anticipated.  However, Cintas continues to believe that this reorganization will benefit revenue growth results in the long-term.

Cintas classifies its businesses into two operating segments, Rentals and Other Services, based on the similar economic and organizational characteristics of the products and services within each segment. The Rentals segment reflects the rental and servicing of uniforms and other garments, mats, mops and shop towels.  In addition to these rental items, we also provide our restroom and hygiene products and services within this segment.  The Other Services segment consists of the direct sale of uniforms and related items, first aid, safety and fire protection products and services, document management services and branded promotional products.  Both segments provide these products and services throughout the United States and Canada to businesses of all types - from small service and manufacturing companies to major corporations that employ thousands of people.

The following table sets forth certain consolidated statements of income data as a percentage of revenue by segment and in total for the periods indicated:

	2007	2006	2005
		(Restated)*	(Restated)*
Revenue:
Rentals	73.8%	75.5%	77.1%
Other services	26.2%	24.5%	22.9%

Total revenue	100.0%	100.0%	100.0%

Cost of sales:
Rentals	55.4%	54.8%	54.8%
Other services	62.8%	64.9%	66.3%

Total cost of sales	57.3%	57.3%	57.5%

Gross margin:
Rentals	44.6%	45.2%	45.2%
Other services	37.2%	35.1%	33.7%

Total gross margin	42.7%	42.7%	42.5%

Selling and administrative expenses	27.1%	26.8%	26.6%
Interest income	-0.2%	-0.2%	-0.2%
Interest expense	1.4%	0.9%	0.8%

Income before income taxes	14.4%	15.2%	15.3%

* Restated to reflect the adoption of FAS 123(R) using the modified-retrospective method.  See Note 1 entitled Significant Accounting Policies in “Notes to Consolidated Financial Statements."

As evidenced above, our revenue growth continues to be higher in the Other Services segment versus the Rentals segment, resulting in a moderate shift in the percentage of revenue between our segments.  This shift was mainly driven by the acquisitions of first aid, safety and fire protection businesses and document management businesses.  Information related to acquisitions is discussed in Note 8 entitled Acquisitions of “Notes to Consolidated Financial Statements.”

Fiscal 2007 Compared to Fiscal 2006

Fiscal 2007 total revenue was $3.7 billion, an increase of 8.9% over fiscal 2006.  Internal growth was 5.3% in fiscal 2007, compared to 7.8% in fiscal 2006.  This decline in internal growth is due to economic pressure experienced throughout the year from the continued off-shoring of manufacturing jobs as well as the ripple effect felt at other customers that serve these manufacturing businesses.  In addition, the reorganization of our sales force has taken longer in the current year than we anticipated. Our internal growth continues to be generated mainly through the sale of uniform rental programs to new customers and the increased penetration of ancillary products to our existing customer base.  The remaining growth in total revenue was generated predominantly through acquisitions of rental, first aid, safety and fire protection service businesses and document management businesses.  Information related to acquisitions is discussed in Note 8 entitled Acquisitions of “Notes to Consolidated Financial Statements.”

Rentals segment revenues consist predominantly of revenues derived from the rental of corporate identity uniforms and other garments, and the rental and/or sale of mats, mops, shop towels, restroom supplies and other rental services.  Revenue from the Rentals segment increased 6.5% over fiscal 2006.  Internal growth for the Rentals segment was 4.2% in fiscal 2007.  The increase in the Rentals segment revenue was primarily due to growth in the customer base as well as the continued penetration of ancillary products into our existing customer base.  New business remained the main driver of our internal growth as we continued to sell rental programs to new customers.  We also continued to expand our rental market, with over half of our new business being comprised of customers who were first time users of uniform rental programs.  The remaining growth of 2.3% in fiscal 2007 resulted from the acquisition of rental volume.

Other Services segment revenues are predominantly derived from the design, manufacture and direct sale of uniforms and related items, first aid, safety and fire protection products and services, document management services and branded promotional products.  The Other Services segment revenue increased 16.5% over fiscal 2006.  Internal growth in the Other Services segment was 8.6% in fiscal 2007.  This internal growth was mainly due to an increase in the customer base and through further penetration of first aid, safety and fire protection products and services and document management services into our existing customer base.  The remaining revenue growth of 7.9% was generated through the acquisitions of first aid, safety and fire protection businesses and document management businesses.

Cost of rentals increased 7.7% over fiscal 2006.  Cost of rentals consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other rental items.  The cost increase over fiscal 2006 was primarily driven by the growth in Rentals segment revenues.  In addition, delivery labor increased $34.1 million due to increased Rentals segment revenue and the introduction of our restroom cleaning service.  As a result, cost of rentals as a percent of Rentals segment revenues increased to 55.4% in fiscal 2007 compared to 54.8% in fiscal 2006.

Cost of other services increased 12.6% over fiscal 2006.  Cost of other services consists primarily of cost of goods sold (predominantly uniforms and first aid products), delivery expenses and distribution expenses.  The increase over fiscal 2006 was due to the growth in Other Services revenue, derived through a combination of internal growth and acquisitions.  Gross margin within this segment may fluctuate depending on the type of product or service sold, as more cost efficient sourcing is employed and as products which require additional services or specialization generate higher gross margins.  For example, tailored garments that incorporate high levels of design and customization tend to generate higher gross margins than work wear and standard catalog items.  The gross margin for fiscal 2007 is 37.2%.  The gross margin for the Other Services segment has historically been in the 30% to 35% range.  However, a combination of economies of scale at growing operations, Six Sigma, sourcing improvements and other cost containment initiatives have allowed us to exceed this historical range.  Due to the success of these initiatives and our continued efforts, we believe the future gross margins will be in the 35% to 40% range.

Selling and administrative expenses increased 10.1% over fiscal 2006.  Selling and administrative expenses increased mainly due to higher selling expenses.  In fiscal 2007, we reorganized our sales efforts to become more efficient and productive in the long-term.  This reorganization, as well as increased marketing plans and sales promotions, combined to increase our selling costs by $32.6 million over the prior fiscal year.  The cost of providing medical and retirement benefits to our employees increased $21.8 million, representing a 15.7% increase over the prior year.  In addition, administrative expenses increased by $7.1 million due to the amortization of intangibles generated by new acquisitions and $6.2 million as a result of an increase in professional services relating to legal and the outsourcing of certain human resource functions.  We also terminated a cash settled forward starting interest rate swap (forward starting swap) resulting in a $6.2 million reduction of administrative expenses.  This forward starting swap is explained in more detail in the Liquidity and Capital Resources section below.

Net interest expense (interest expense less interest income) increased $18.8 million from the prior fiscal year.  This increase was primarily a result of increased interest expense from higher debt outstanding as a result of our share buybacks.

Income before income tax was $533.6 million, a 3.0% increase over fiscal 2006.  Income before income tax from the Rentals segment decreased 0.1% over the prior year due to higher selling expenses associated with the reorganization of the sales force and higher delivery labor primarily as a result of our restroom cleaning service.  Income before income tax for the Other Services segment increased 45.7% from the prior year mainly due to increased revenue and cost containment initiatives.

Cintas' effective tax rate was 37.3% for fiscal 2007, as compared to 37.6% for fiscal 2006 (see also Note 7 entitled Income Taxes of “Notes to Consolidated Financial Statements”).

Net income for fiscal 2007 of $334.5 million was a 3.4% increase over fiscal 2006, and diluted earnings per share of $2.09 was an 8.9% increase over fiscal 2006.  The increase in diluted earnings per share was greater than the increase in net income due to the impact of the share buyback program, which is discussed in more detail in the Liquidity and Capital Resources section below.  Return on average equity was 15.7% in fiscal 2007 and 15.4% in fiscal 2006.  Return on average equity is computed as net income divided by the average of shareholders’ equity.

We believe that this calculation gives management and shareholders a good indication of Cintas’ historical performance.

Fiscal 2006 Compared to Fiscal 2005

Certain amounts below have been restated for the effects of the adoption of Financial Accounting Standards Board (FASB) Statement No. 123(R), Shared-Based Payment, using the modified-retrospective method.  See the Stock-based compensation section below within Critical Accounting Policies for further information.

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

Rentals segment revenues consist predominantly of revenues derived from the rental of corporate identity uniforms and other garments, and the rental and/or sale of mats, mops, shop towels, restroom supplies and other rental services.  Revenue from the Rentals segment increased 8.7% over fiscal 2005.  The increase in Rentals segment revenue was primarily due to growth in the customer base as well as the continued penetration of ancillary products into our existing customer base.  New business remained healthy as we experienced continued success in selling rental programs to new customers.  We also continued to expand our rental market, with over half of our new business being comprised of customers who were first time users of uniform rental programs.  Internal revenue growth for the Rentals segment was 7.3% in fiscal 2006 compared to 6.8% in fiscal 2005.  We estimate that the effects of hurricanes Katrina, Rita and Wilma negatively impacted our Rentals segment internal growth rate by approximately 0.3%.  The 1.4% of remaining growth in fiscal 2006 resulted from the acquisition of rental volume.

Other Services segment revenues are predominantly derived from the design, manufacture and direct sale of uniforms and related items, first aid, safety and fire protection products and services, document management services and branded promotional products.  Other Services segment revenue increased 18.6% over fiscal 2005, primarily due to acquisitions of first aid, safety and fire protection businesses and document management businesses.

Internal revenue in the Other Services segment increased 9.6% over fiscal 2005.  This increase was mainly driven by the growth of the sale of first aid, safety and fire protection products and services and document management services.  We estimate that the effects of hurricanes Katrina, Rita and Wilma negatively impacted our Other Services segment internal growth rate by approximately 0.4%.  Growth in the Other Services segment continues to be through an increase in the customer base and through further penetration of additional products and services into our existing customer base.

Cost of rentals increased 8.6% over fiscal 2005.  Cost of rentals consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other rental items.  The cost increase over fiscal 2005 was primarily driven by the growth in Rentals segment revenues.  However, rising energy costs also contributed to this increase.  Rentals segment energy costs increased 31.7% in fiscal 2006, from $77.6 million in fiscal 2005 to $102.2 million in fiscal 2006.  Various cost containment initiatives implemented throughout the year helped offset the significant increase in energy costs.  As a result, cost of rentals as of percent of Rentals segment revenues remained at 54.8% in both fiscal 2006 and fiscal 2005.

Increases in energy costs will continue to impact our results of operations negatively in coming quarters, except to the extent we are able to offset such costs with price increases and increased operating efficiencies.  Our New Orleans rental operation and Gulf Coast direct sale business continue to be impacted negatively by hurricanes Katrina, Rita and Wilma.  While physical damage to our facilities was minimal, many of our customers in the region have yet to reopen or to return to pre-hurricane staffing levels.  This lower business volume will continue to have an impact on our results.  We are actively pursuing recoupment of our losses related to these hurricanes with our insurance carrier.  We do not yet have a clear indication of when a recoupment agreement will be resolved, nor can we be sure of the amount we will receive.

Cost of other services increased 16.2% over fiscal 2005.  Cost of other services consists primarily of cost of goods sold (predominantly uniforms and first aid products), delivery expenses and distribution expenses.  The increase over fiscal 2005 was due to the growth in Other Services segment revenue, derived through a combination of internal growth and acquisitions.  Gross margin within this segment may fluctuate depending on the type of product or service sold, as more cost efficient sourcing is employed and as products which require additional services or specialization generate higher gross margins.  For example, tailored garments that incorporate high levels of design and customization tend to generate higher gross margins than work wear and standard catalog items.  The gross margin for fiscal 2006 is 35.1%.  The gross margin for the Other Services segment has historically been in the 30% to 35% range.  However, Six Sigma and other cost containment initiatives have allowed us to exceed this historical range.  Due to the success of these initiatives and our continued efforts, we believe the future gross margins will be in the 32% to 37% range.

Selling and administrative expenses increased 11.4% over fiscal 2005.  Selling and administrative expenses increased mainly due to higher selling expenses.  In order to accelerate revenue growth, we have increased our sales force, marketing plans and sales promotions.  These measures combined to increase our selling costs by $24.0 million over the prior fiscal year.  The cost of providing medical and retirement benefits to our employees increased $17.0 million, representing a 13.9% increase over the prior year.  In addition, administrative expenses increased by $4.7 million as a result of an increase in the bad debt reserve and by $11.8 million as a result of an increase in professional services relating to legal and the outsourcing of certain human resource functions.  Administrative expenses also increased by $5.2 million due to the amortization of intangibles generated by new acquisitions.

Net interest expense (interest expense less interest income) increased $7.5 million from the prior fiscal year.  This increase in net interest expense is due to increased interest rates on our outstanding debt and the increased level of borrowing used to fund acquisitions and the stock buyback program.

Income before income tax was $518.0 million, a 10.4% increase over fiscal 2005.  Income before income tax from the Rentals segment increased 9.5% over the prior year due to higher rental revenue and various cost containment initiatives, which offset the increases in selling expenses, medical and energy costs.  Income before income tax for the Other Services segment increased 27.0% from the prior year mainly due to increased revenue and cost containment initiatives.

Cintas' effective tax rate was 37.6% for both fiscal 2006 and fiscal 2005 (see also Note 7 entitled Income Taxes of “Notes to Consolidated Financial Statements”).

Net income for fiscal 2006 of $323.4 million was a 10.5% increase over fiscal 2005, and diluted earnings per share of $1.92 was a 13.6% increase over fiscal 2005.  The increase in diluted earnings per share was greater than the increase in net income due to the impact of the share buyback program, which is discussed in more detail in the Liquidity and Capital Resources section below.  Return on average equity was 15.4% in fiscal 2006 and 14.7% in fiscal 2005.  Return on average equity is computed as net income divided by the average of shareholders’ equity.  We believe that this calculation gives management and shareholders a good indication of Cintas’ historical performance.

Liquidity and Capital Resources

At May 31, 2007, Cintas had $155.4 million in cash, cash equivalents and marketable securities, representing a decrease of $86.0 million from May 31, 2006, or 35.6%.  This decrease is primarily due to acquisitions and the share buyback program.  Cash generated from operations was $449.4 million in fiscal 2007 as compared to $461.0 million generated in fiscal 2006.  This $11.6 million decrease was primarily due to increased inventory levels and increased taxes paid, offset by increased net income and lower rental items in service.  Significant uses of cash in fiscal 2007 were capital expenditures of $180.8 million, acquisitions of $160.7 million (net of cash acquired), repurchases of common stock of $198.9 million and dividends of $62.0 million.  Cash, cash equivalents and marketable securities will be used to finance future acquisitions, capital expenditures, expansion and share buybacks.

Marketable securities consist primarily of municipal bonds and federal government securities.  Cintas' investment policy pertaining to marketable securities is conservative.  The criteria used in making investment decisions is the preservation of principal, while earning an attractive yield.

Accounts receivable increased $19.0 million, primarily due to increased revenues.  The average collection period in fiscal 2007 remained comparable with fiscal 2006.

Inventories increased $33.7 million, or 17.0%.  Inventory levels at May 31, 2006, were relatively low due to strong uniform sales in the fourth quarter of fiscal 2006.  The increase in inventory from May 31, 2006 to May 31, 2007, reflects a replenishment of inventory to more normalized levels.

Working capital decreased $14.0 million to $753.7 million in fiscal 2007.  This decrease is primarily due to a decrease in marketable securities for the execution of the share buyback program.

Net property and equipment increased by $56.5 million due to continued investment in rental facilities and equipment and real estate purchased in conjunction with the acquisitions of rental, first aid, safety and fire protection and document management businesses.  Capital expenditures for fiscal 2007 totaled $180.8 million, including $132.8 million for the Rentals segment and $48.0 million for the Other Services segment, exceeding depreciation expense by approximately $45.6 million.  Cintas continues to reinvest in land, buildings and equipment in an effort to expand capacity for future growth.  During the year, Cintas completed construction of two new uniform rental facilities and has an additional five uniform rental facilities in various stages of construction to accommodate growth in rental operations.  Cintas anticipates that capital expenditures for fiscal 2008 will be between $170.0 and $190.0 million.

Long-term debt totaled $877.1 million at May 31, 2007.  This amount includes $225.0 million in long-term debt due on June 1, 2007, that was refinanced effective June 1, 2007, under Cintas’ existing commercial paper program.  Long-term debt also includes $225.0 million of ten-year senior notes at a rate of 6.0% which was borrowed in order to finance the Omni acquisition in fiscal 2002 and $250.0 million of thirty-year senior notes issued in August 2006 at a rate of 6.15%.  Proceeds from the thirty-year senior notes issuance were used to extinguish outstanding commercial paper at the time of that debt issuance.  Cintas has earned credit ratings on these notes of “A” from Standard & Poor’s and “A2” from Moody’s. In addition, long-term debt also includes $168.0 million in commercial paper. Cintas utilizes a $600.0 million commercial paper program, on which it has earned credit ratings of “A-1” from Standard & Poor’s and “Prime-1” from Moody’s.  We believe these ratings are reflective of our commitment to conservative financial policies, strong financial management and a disciplined integration strategy for acquisitions. The commercial paper program is fully supported by a long-term credit facility that matures in fiscal 2011.

During the third quarter of fiscal 2006, Cintas entered into a forward starting swap to protect forecasted interest payments from interest rate movement in anticipation of a $200.0 million, 30-year debt issuance in early fiscal 2008.  During the fourth quarter of fiscal 2007, Cintas changed its intent on issuing this 30-year debt.  This decision was based on current market conditions and interest rate environment as well as the additional payment flexibility provided to Cintas under its commercial paper program.  As a result of this decision, Cintas terminated the forward starting swap and recorded the resulting $6.2 million gain in fiscal 2007 as a reduction of administrative expenses.

Cintas’ total debt to capitalization ratio has increased from 27.6% at May 31, 2006, to 28.9% at May 31, 2007. Total debt increased $82.4 million in fiscal 2007 through the net activity of debt issuance noted above (see Note 5 entitled Long-Term Debt and Note 8 entitled Acquisitions of “Notes to Consolidated Financial Statements”).  This additional indebtedness was used to execute the share buyback program. During fiscal 2007, Cintas bought back $198.9 million of Cintas stock.

During the year, Cintas paid dividends of $62.0 million, or $0.39 per share.  On a per share basis, this dividend is an increase of 11.4% over the dividend paid in fiscal 2006.  This marks the 24th consecutive year that Cintas has increased its annual dividend since going public in 1983.

On May 2, 2005, Cintas announced that the Board of Directors authorized a $500.0 million stock buyback program at market prices.  In July 2006, Cintas announced that the Board of Directors approved the expansion of its share buyback program by an additional $500.0 million.  During fiscal 2007, Cintas purchased 4.8 million shares of Cintas stock at an average price of $41.38 per share, for a total purchase price of approximately $198.9 million.  From the inception of the stock buyback program through July 27, 2007, Cintas has purchased 14.2 million shares of Cintas stock at an average price of $40.89 per share for a total purchase price of approximately $580.6 million.  The Board of Directors did not specify an expiration date for this program.

Following is information regarding Cintas' long-term contractual obligations and other commitments outstanding as of May 31, 2007:

Long-Term Contractual Obligations

	Payments Due by Period
(In thousands)	Total	One year or less	Two to three years	Four to five years	After five years

Long-term debt (1)	$879,454	$3,521	$1,379	$394,251	$480,303
Capital lease obligations (2)	1,761	620	661	240	240
Operating leases (3)	76,198	22,352	30,631	15,431	7,784
Interest payments (4)	589,738	48,471	80,056	87,563	373,648
Interest swap agreements (5)	—	—	—	—	—
Unconditional purchase obligations	—	—	—	—	—
Total contractual cash obligations	$1,547,151	$74,964	$112,727	$497,485	$861,975

Cintas also makes payments to defined contribution plans.  The amounts of contributions made to the plans are made at the discretion of Cintas.  Future contributions are expected to increase 10% annually.  Assuming this 10% increase, payments due in one year or less would be $31,986, two to three years would be $73,887 and four to five years would be $89,404.  Payments for years thereafter are expected to continue increasing by 10% each year.

(1)
Long-term debt primarily consists of $700,000 in long-term notes and $168,000 in commercial paper.  Reference Note 5 entitled Long-Term Debt of “Notes to Consolidated Financial Statements” for a detailed discussion of long-term debt.

(2)	Capital lease obligations are included in long-term debt detailed in Note 5 entitled Long-Term Debt of “Notes to Consolidated Financial Statements.”
(3)	Operating leases consist primarily of building leases and a synthetic lease on a corporate jet.
(4)
Interest payments include interest on both fixed and variable rate debt.  Rates have been assumed to increase 25 basis points for fiscal 2008, an additional 25 basis points in fiscal 2009 and then remain constant in future years.

(5)	Reference Note 5 entitled Long-Term Debt of “Notes to Consolidated Financial Statements” for a detailed discussion of interest swap agreements.

Other Commitments

	Amount of Commitment Expiration per Period
(In thousands)	Total	One year or less	Two to three years	Four to five years	After five years

Lines of credit (1)	$600,000	$—	$—	$600,000	$—
Standby letters of credit (2)	75,453	75,453	—	—	—
Guarantees	—	—	—	—	—
Standby repurchase obligations	—	—	—	—	—
Other commercial commitments	—	—	—	—	—
Total commercial commitments	$675,453	$75,453	$—	$600,000	$—

(1)	Back-up facility for the commercial paper program (reference Note 5 entitled Long-Term Debt of “Notes to Consolidated Financial Statements” for further discussion).
(2)
Support certain outstanding debt (reference Note 5 entitled Long-Term Debt of “Notes to Consolidated Financial Statements”), self-insured workers' compensation and general liability insurance programs.

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

Inflation and Changing Prices

Changes in wages, benefits and energy costs have the potential to materially impact Cintas’ financial results.  Medical benefits and energy costs, in particular, continue to rise.  Medical benefit costs have increased due to a combination of rising healthcare costs and an increase in the number of covered participants.  Medical benefits were 3.4% of total revenues in fiscal 2007 and 3.2% of total revenues in fiscal 2006.  Energy costs were 3.3% of total revenues in fiscal 2007 and 3.4% of total revenues in fiscal 2006.

Management believes inflation has not had a material impact on Cintas' financial condition or a negative impact on operations.

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

Cintas also is a defendant in a purported class action lawsuit, Mirna E. Serrano, et al. v. Cintas Corporation, filed on May 10, 2004, and pending in the United States District Court, Eastern District of Michigan, Southern Division (Serrano).  Serrano alleges that Cintas discriminated against women in hiring into various service sales representative positions across all divisions of Cintas throughout the United States.  On November 15, 2005, the Equal Employment Opportunity Commission (EEOC) intervened in the Serrano lawsuit.  The Serrano plaintiffs seek injunctive relief, compensatory damages, punitive damages, attorneys’ fees and other remedies.  Cintas is a defendant in another purported class action lawsuit, Nelly Blanca Avalos, et al. v. Cintas Corporation, currently pending in the United States District Court, Eastern District of Michigan, Southern Division (Avalos).  Avalos alleges that Cintas discriminated against women, African-Americans and Hispanics in hiring into various service sales representative  positions in Cintas’ Rental division only throughout the United States.  On April 27, 2005, the EEOC intervened in the claims asserted in Avalos.  The Avalos plaintiffs seek injunctive relief, compensatory damages, punitive damages, attorneys’ fees and other remedies.  The claims in Avalos originally were brought in the previously disclosed lawsuit captioned Robert Ramirez, et al. v. Cintas Corporation, filed on January 20, 2004, in the United States District Court, Northern District of California, San Francisco Division (Ramirez).  On May 11, 2006, however, those claims were severed from Ramirez and transferred to the Eastern District of Michigan, Southern Division, where the case was re-named Avalos.  On July 10, 2006, Avalos and Serrano were consolidated for all pretrial purposes, including proceedings on class certification.  The consolidated case is known as Mirna E. Serrano/Blanca Nelly Avalos, et al. v. Cintas Corporation, and remains pending in the United States District Court, Eastern District of Michigan, Southern Division.  No filings or determinations have been made in Serrano/Avalos as to class certification.  There can be no assurance as to whether a class will be certified or, if a class is certified, as to the geographic or other scope of such class.  The non-service sales representative hiring claims in the previously disclosed Ramirez case that have not been dismissed remain pending in the Northern District of California, San Francisco Division, but were ordered to arbitration and stayed pending the completion of arbitration.  The Ramirez purported class action claims currently in arbitration include allegations that Cintas failed to promote Hispanics into supervisory positions, discriminated against African-Americans and Hispanics in service sales representative route assignments and discriminated against African-Americans in hourly pay in Cintas’ Rental division only throughout the United States.  The Ramirez plaintiffs seek injunctive relief, compensatory damages, punitive damages, attorneys’ fees and other remedies.  No filings or determinations have been made in Ramirez as to class certification.  There can be no assurance as to whether a class will be certified or, if a class is certified, as to the geographic or other scope of such class.  On February 24, 2006, a motion to intervene in Serrano was filed by intervening plaintiffs Colleen Grindle, et al., on behalf of a subclass of female employees at Cintas’ Perrysburg, Ohio rental location who allegedly were denied hire, promotion or transfer to service sales representative positions.  On March 24, 2006, plaintiffs Colleen Grindle, et. al. withdrew their motion to intervene without prejudice.  On February 20, 2007, the plaintiffs Colleen Grindle, et. al. filed a separate lawsuit in the Court of Common Pleas, Wood County, Ohio, captioned Colleen Grindle, et al. v. Cintas Corporation (Grindle), on behalf of a class of female employees at Cintas’ Perrysburg, Ohio location who allegedly were denied hire, promotion or transfer to service sales representative positions on the basis of their gender.  The Grindle plaintiffs seek injunctive relief, compensatory damages, punitive damages, attorneys’ fees and other remedies.  No filings or determinations have been made in Grindle as to class certification.  There can be no assurance as to whether a class will be certified or, if a class is certified, as to the geographic or other scope of such class.  In addition, a class action lawsuit, Larry Houston, et al. v. Cintas Corporation, was filed on August 3, 2005, in the United States District Court for the Northern District of California on behalf of African-American managers alleging racial discrimination (Houston).  On November 22, 2005, the court entered an order requiring the named plaintiffs in the Houston lawsuit to arbitrate all of their claims for monetary damages.  If there is an adverse verdict or a negotiated settlement of all or any of these actions, the resulting liability and/or any increased costs of operations on an ongoing basis could be material to Cintas.  Any estimated liability relating to these proceedings is not determinable at this time.

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

Cintas is also a defendant in a lawsuit, J. Lester Alexander, III vs. Cintas Corporation, et al., which was originally filed on October 25, 2004, and is currently pending in the Circuit Court of Randolph County, Alabama.  The case was brought by J. Lester Alexander, III, the Chapter 7 Trustee (the Trustee) of Terry Manufacturing Company, Inc. (TMC) and Terry Uniform Company, LLC (TUC), against Cintas in Randolph County, Alabama.  The Trustee seeks damages against Cintas for allegedly breaching fiduciary duties to TMC and TUC and for allegedly aiding and abetting breaches of fiduciary duties by others to those entities.  The complaint also includes allegations that Cintas breached certain limited liability company agreements, or alternatively, misrepresented its intention to perform its obligations in those agreements and acted as alter egos of the bankrupt TMC and is therefore liable for all of TMC's debts.  The Trustee is seeking $50 million in compensatory damages and $100 million in punitive damages.  Cintas denies these claims and is vigorously defending itself against all claims in the complaint.   If there is an adverse verdict on the merits or in the event of a negotiated settlement of this lawsuit, the resulting liability could be material to Cintas.  Any estimated liability relating to this lawsuit is not determinable at this time.

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

Cintas is subject to various environmental laws and regulations, as are other companies in the industry.  While environmental compliance is not a material component of our costs, Cintas must incur capital expenditures and associated operating costs, primarily for water treatment and waste removal, on a regular basis.  Environmental spending related to water treatment and waste removal was approximately $16 million in fiscal 2007 and fiscal 2006.  Capital expenditures to limit or monitor hazardous substances were approximately $2 million in fiscal 2007 and fiscal 2006.  These expenditures were primarily related to the purchase of water treatment systems, which are depreciated over a useful life of ten years.  Cintas does not expect a material change in the cost of environmental compliance on a percent to revenue basis and is not aware of any material non-compliance with environmental laws.

New Accounting Standards

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  This Interpretation is effective for fiscal years beginning after December 15, 2006.  Cintas will adopt this Interpretation on June 1, 2007, and is currently in the process of evaluating the impact of FIN 48 on its consolidated financial statements.  Any necessary transition adjustments will not affect net income in the period of adoption and will be reported as a change in accounting principle in our consolidated financial statements.

Critical Accounting Policies

The preparation of Cintas' consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and judgments that have a significant effect on the amounts reported in the consolidated financial statements and accompanying notes.  These critical accounting policies should be read in conjunction with Note 1 entitled Significant Accounting Policies of “Notes to Consolidated Financial Statements.”  Significant changes, estimates or assumptions related to any of the following critical accounting policies could possibly have a material impact on the consolidated financial statements.

Revenue recognition

Rental revenue is recognized when services are performed and other services revenue is recognized when either  services are performed or when products are shipped and the title and risks of ownership pass to the customer.

Allowance for doubtful accounts

Cintas establishes an allowance for doubtful accounts.  This allowance is an estimate based on historical rates of collectibility.  An uncollectible accounts provision is recorded for overdue amounts, beginning with a nominal percentage and increasing substantially as the account ages.  The amount provided as the account ages will differ slightly between the Rentals and Other Services segments, because of differences in customers served and the nature of each segment.

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

Uniforms and other rental items in service

Uniforms and other rental items in service are valued at cost less amortization, calculated using the straight-line method.  Uniforms in service (other than cleanroom and flame resistant garments) are amortized over their useful life of eighteen months.  Other rental items including shop towels, mats, cleanroom garments, flame resistant garments, linens and restroom dispensers are amortized over their useful lives which range from eight to forty-eight months.  The amortization rates used are based on industry experience, Cintas' experience and wear tests performed by Cintas.  These factors are critical to determining the amount of in service inventory that is presented in the consolidated financial statements.

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

Goodwill and impairment

Goodwill, obtained through acquisitions of businesses, is valued at cost less any impairment.  Cintas performs annual impairment tests by segment.  These tests include comparisons to current market values, where available, and discounted cash flow analyses.  Significant assumptions include growth rates based on historical trends and margin improvement leveraged from such growth.  Based on the results of the impairment tests, Cintas has not recognized an impairment of goodwill for the years ended May 31, 2007, 2006 or 2005.

Service contracts and other assets

Service contracts and other assets, which consist primarily of noncompete and consulting agreements obtained through acquisitions of businesses, are amortized by use of the straight-line method over the estimated lives of the agreements, which are generally five to ten years.  Certain noncompete agreements, as well as all service contracts, require that a valuation be determined using a discounted cash flow model.  The assumptions and judgments used in these models involve estimates of cash flows and discount rates, among other factors.  Because of the assumptions used to value these intangible assets, actual results over time could vary from original estimates.  Impairment of service contracts and other assets is through specific identification.  No impairment has been recognized by Cintas for the years ended May 31, 2007, 2006 or 2005.

Stock-based compensation

At May 31, 2007, Cintas had an equity compensation plan, which is more fully described in Note 11 entitled Stock-Based Compensation of “Notes to Consolidated Financial Statements.”  Prior to June 1, 2006, Cintas accounted for this plan under the intrinsic value method proscribed by APB Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123 (FAS 123), Accounting for Stock-Based Compensation.  Effective June 1, 2006, Cintas adopted the fair value recognition provisions of FASB Statement No. 123(R) (FAS 123(R)), Share-Based Payment, using the modified-retrospective transition method.  Under that transition method, all prior periods have been restated based on the amounts previously calculated in the pro forma footnote disclosures required by FAS 123.  FAS 123(R) requires all share-based payments to employees, including stock options, to be recognized as an expense in the consolidated statement of income based on their fair values.  Due to this restatement, Cintas’ income before income taxes and net income decreased by $3.8 million for the year ended May 31, 2006, and $8.0 million for the year ended May 31, 2005.  This adoption lowered basic earnings per share from $1.95 per share to $1.93 per share for fiscal 2006 and from $1.75 per share to $1.70 per share for fiscal 2005.  In addition, diluted earnings per share were lowered from $1.94 per share to $1.92 per share for fiscal 2006 and from $1.74 per share to $1.69 per share for fiscal 2005.  The cumulative effect of the change on paid-in-capital and retained earnings as of June 1, 2005, was $21,241 and ($39,567), respectively.  The cumulative effect of the change on deferred taxes as of June 1, 2005, was less than $1million.

As a result of adopting FAS 123(R) on June 1, 2006, Cintas’ income before income taxes and net income for the year ended May 31, 2007, are $4.5 million and $3.1 million lower, respectively, than if Cintas had continued to account for share-based compensation under APB 25.  Basic and diluted earnings per share are both $.02 lower for the year ended May 31, 2007, than if Cintas had continued to account for share-based compensation under APB 25.

Litigation and environmental matters

Cintas is subject to legal proceedings and claims related to environmental matters arising from the ordinary course of business.  U.S. generally accepted accounting principles require that a liability for contingencies be recorded when it is probable that a liability has occurred and the amount of the liability can be reasonably estimated.  Significant judgment is required to determine the existence of a liability, as well as the amount to be recorded.  Cintas regularly consults with attorneys to ensure that all of the relevant facts and circumstances are considered before a contingent liability is recorded.  While a significant change in assumptions and judgments could have a material impact on the amounts recorded for contingent liabilities, Cintas does not believe that they will result in a material adverse effect on the consolidated financial statements.

A detailed discussion of litigation matters is discussed above in the section entitled Litigation and Other Contingencies.

Income taxes

Deferred tax assets and liabilities are determined by the differences between the consolidated financial statement carrying amounts and the tax basis of assets and liabilities.  Please reference Note 7 entitled Income Taxes of “Notes to Consolidated Financial Statements” for the types of items that give rise to significant deferred income tax assets and liabilities.  Deferred income taxes are classified as assets or liabilities based on the classification of the related asset or liability for financial reporting purposes.  Deferred income taxes that are not related to an asset or liability for financial reporting are classified according to the expected reversal date.  Cintas regularly reviews deferred tax assets for recoverability based upon projected future taxable income and the expected timing of the reversals of existing temporary differences.  As a result of this review, Cintas has not established a valuation allowance against the deferred tax assets.

Cintas is periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due.  These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions.  In evaluating the exposure associated with various filing positions, Cintas records reserves as deemed appropriate.  Based on Cintas' evaluation of current tax positions, Cintas believes its accruals are appropriate.

Outlook

Our outlook is positive for fiscal 2008.  In fiscal 2007, we reorganized our sales efforts to become more efficient and productive.  Although this reorganization has taken longer and been more costly than anticipated, we expect to see revenue growth benefits in fiscal 2008 and continued benefit over the long-term.  We will continue searching out additional products and services to become an even more valuable resource for our customers.  We believe that the high level of customer service provided by our partners and supported by our infrastructure, quality products, financial resources and corporate culture will provide for continued business success.  As such, we see upside potential for all of our business units.  Although difficult to predict, we anticipate continued growth in all of our business units.

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

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

Cintas manages interest rate risk by using a combination of variable and fixed rate debt and investing in marketable securities.  Earnings are affected by changes in short-term interest rates due to the use of commercial paper of approximately $168 million, with an average interest rate of 5.28%.  This exposure is limited by the investment in marketable securities, which act as a hedge against variability in short-term rates.  If short-term rates change by one-half percent (or 50 basis points), Cintas' income before income taxes would change by approximately $2 million.  This estimated exposure considers the mitigating effects of marketable securities on the change in the cost of variable rate debt.  This analysis does not consider the effects of a change in economic activity or a change in Cintas' capital structure.

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

Item 8.  Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Audited Consolidated Financial Statements for the Years Ended May 31, 2007, 2006 and 2005

Management’s Report on Internal Control over Financial Reporting	29

Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm	30

Consolidated Statements of Income	32

Consolidated Balance Sheets	33

Consolidated Statements of Shareholders’ Equity	34

Consolidated Statements of Cash Flows	35

Notes to Consolidated Financial Statements	36

Management’s Report on
Internal Control over Financial Reporting
__________________________________________________________________________________________________________________________________________________________

To the Shareholders of Cintas Corporation:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

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

With the supervision of our President and Chief Executive Officer and our Chief Financial Officer, management assessed our internal control over financial reporting as of May 31, 2007. Management based its assessment on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed by our internal audit function.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of May 31, 2007, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.

We reviewed the results of management's assessment with the Audit Committee of our Board of Directors. Additionally, our independent registered public accounting firm, Ernst & Young LLP, audited management's assessment and independently assessed the effectiveness of Cintas Corporation’s internal control over financial reporting. Ernst & Young LLP has issued an attestation report, which is included in this Annual Report.

/s/	Scott D. Farmer
Scott D. Farmer
President and Chief Executive Officer

/s/	William C. Gale
William C. Gale
Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Cintas Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Cintas Corporation maintained effective internal control over financial reporting as of May 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cintas Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Cintas Corporation maintained effective internal control over financial reporting as of May 31, 2007, is fairly stated, in all material respects, based on the COSO criteria.  Also, in our opinion, Cintas Corporation maintained, in all material respects, effective internal control over financial reporting as of May 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cintas Corporation as of May 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended May 31, 2007, of Cintas Corporation, and our report dated July 27, 2007, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Cincinnati, Ohio
July 27, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Cintas Corporation:

We have audited the accompanying consolidated balance sheets of Cintas Corporation as of May 31, 2007 and 2006, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended May 31, 2007. These financial statements are the responsibility of Cintas Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cintas Corporation at May 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1, the accompanying consolidated financial statements have been restated for the adoption of Statement of Financial Accounting Standard No. 123(R), Share-Based Payment, in fiscal 2007, using the modified-retrospective transition method.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cintas Corporation’s internal control over financial reporting as of May 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated July 27, 2007, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Cincinnati, Ohio
July 27, 2007

Consolidated
Statements of Income

	Years Ended May 31,

(In thousands except per share data)	2007	2006	2005
		(Restated)*	(Restated)*
Revenue:
Rentals	$2,734,629	$2,568,776	$2,363,397
Other services	972,271	834,832	703,886
	3,706,900	3,403,608	3,067,283

Costs and expenses (income):
Cost of rentals	1,515,185	1,406,829	1,295,992
Cost of other services	610,360	541,987	466,532
Selling and administrative expenses	1,003,958	911,750	818,203
Interest income	(6,480)	(6,759)	(6,914)
Interest expense	50,324	31,782	24,448
	3,173,347	2,885,589	2,598,261

Income before income taxes	533,553	518,019	469,022
Income taxes	199,015	194,637	176,475
Net income	$334,538	$323,382	$292,547

Basic earnings per share	$2.09	$1.93	$1.70

Diluted earnings per share	$2.09	$1.92	$1.69

Dividends declared and paid per share	$.39	$.35	$.32

* Restated to reflect the adoption of FAS 123(R) using the modified-retrospective method.  See Note 1 entitled Significant Accounting Policies.

See accompanying notes.

Consolidated
Balance Sheets
	As of May 31,
(In thousands except share data)	2007	2006
		(Restated)*
Assets
Current assets:
Cash and cash equivalents	$35,360	$38,914
Marketable securities	120,053	202,539
Accounts receivable, principally trade, less
allowance of $14,486 and $15,519, respectively	408,870	389,905
Inventories, net	231,741	198,000
Uniforms and other rental items in service	344,931	337,487
Prepaid expenses	15,781	11,163
Total current assets	1,156,736	1,178,008

Property and equipment, at cost, net	920,243	863,783

Goodwill	1,245,877	1,136,175
Service contracts, net	171,361	179,965
Other assets, net	76,263	67,306
	$3,570,480	$3,425,237
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$64,622	$71,635
Accrued compensation and related liabilities	62,826	50,134
Accrued liabilities	200,686	188,927
Income taxes:
Current	18,584	43,694
Deferred	52,179	51,669
Long-term debt due within one year	4,141	4,288
Total current liabilities	403,038	410,347

Long-term debt due after one year	877,074	794,454

Deferred income taxes	122,630	130,244

Shareholders' equity:
Preferred stock, no par value:
100,000 shares authorized, none outstanding	—	—
Common stock, no par value:
425,000,000 shares authorized
2007: 172,874,195 shares issued and 158,676,872 shares outstanding
2006: 172,571,083 shares issued and 163,181,738 shares outstanding	120,811	109,948
Paid in capital	56,909	58,556
Retained earnings	2,533,459	2,260,917
Treasury stock:
2007: 14,197,323 shares
2006: 9,389,345 shares	(580,562)	(381,613)
Other accumulated comprehensive income (loss):
Foreign currency translation	41,815	34,389
Unrealized (loss)/gain on derivatives	(4,421)	9,150
Unrealized loss on available-for-sale securities	(273)	(1,155)
Total shareholders' equity	2,167,738	2,090,192
	$3,570,480	$3,425,237

* Restated to reflect the adoption of FAS 123(R) using the modified-retrospective method.  See Note 1 entitled Significant Accounting Policies.

See accompanying notes.

Consolidated Statements of					Other
Shareholders’ Equity			Paid		Accumulated			Total
	Common Stock		In	Retained	Comprehensive	Treasury Stock		Shareholders'
(In thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at June 1, 2004 (Restated)*	171,378	$85,553	$40,736	$1,758,951	$2,853	—	$—	$1,888,093
Net income	—	—	—	292,547	—	—	—	292,547
Equity adjustment for foreign currency translation	—	—	—	—	9,033	—	—	9,033
Change in fair value of derivatives	—	—	—	—	290	—	—	290
Comprehensive income, net of tax								301,870
Dividends	—	—	—	(54,968)	—	—	—	(54,968)
Effects of acquisitions	289	—	12,818	(105)	—	—	—	12,713
Stock-based compensation	—	—	7,971	—	—	—	—	7,971
Stock options exercised, net of shares surrendered	461	9,993	(2,894)	—	—	—	—	7,099
Repurchase of common stock	—	—	—	—	—	(1,469)	(58,204)	(58,204)
Balance at May 31, 2005 (Restated)*	172,128	95,546	58,631	1,996,425	12,176	(1,469)	(58,204)	2,104,574

Net income	—	—	—	323,382	—	—	—	323,382
Equity adjustment for foreign currency transaction	—	—	—	—	20,882	—	—	20,882
Change in fair value of derivatives, net of $5,985 of tax	—	—	—	—	10,481	—	—	10,481
Change in fair value of available-for-sale securities, net of ($674) of tax	—	—	—	—	(1,155)	—	—	(1,155)
Comprehensive income, net of tax								353,590
Dividends	—	—	—	(58,823)	—	—	—	(58,823)
Effects of acquisitions	—	—	—	(67)	—	—	—	(67)
Stock-based compensation	—	—	5,277	—	—	—	—	5,277
Stock options exercised, net of shares surrendered	443	14,402	(5,352)	—	—	—	—	9,050
Repurchase of common stock	—	—	—	—	—	(7,920)	(323,409)	(323,409)
Balance at May 31, 2006 (Restated)*	172,571	109,948	58,556	2,260,917	42,384	(9,389)	(381,613)	2,090,192

Net income	—	—	—	334,538	—	—	—	334,538
Equity adjustment for foreign currency translation	—	—	—	—	7,426	—	—	7,426
Change in fair value of derivatives, net of $8,196 of tax	—	—	—	—	(13,571)	—	—	(13,571)
Change in fair value of available-for-sale securities, net of $522 of tax	—	—	—	—	882	—	—	882
Comprehensive income, net of tax								329,275
Dividends	—	—	—	(61,996)	—	—	—	(61,996)
Stock-based compensation	—	—	4,500	—	—	—	—	4,500
Stock options exercised, net of shares surrendered	303	10,863	(6,147)	—	—	—	—	4,716
Repurchase of common stock	—	—	—	—	—	(4,808)	(198,949)	(198,949)
Balance at May 31, 2007	172,874	$120,811	$56,909	$2,533,459	$37,121	(14,197)	$(580,562)	$2,167,738

* Restated to reflect the adoption of FAS 123(R) using the modified-retrospective method.  See Note 1 entitled Significant Accounting Policies.

See accompanying notes.

Consolidated
Statements of Cash Flows

	Years Ended May 31,
(In thousands)	2007	2006	2005
		(Restated)*	(Restated)*
Cash flows from operating activities:
Net income	$334,538	$323,382	$292,547
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	135,181	127,117	119,813
Amortization of deferred charges	40,745	33,536	28,362
Stock-based compensation	4,500	4,725	7,971
Deferred income taxes	(332)	(52)	3,876
Change in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable	(11,460)	(44,154)	(36,317)
Inventories	(32,090)	22,033	(26,321)
Uniforms and other rental items in service	(6,968)	(26,683)	(7,168)
Prepaid expenses	(4,502)	(2,305)	(892)
Accounts payable	(7,654)	2,329	15,727
Accrued compensation and related liabilities	12,600	11,424	6,906
Accrued liabilities and other	9,981	(1,905)	12,444
Tax benefit on exercise of stock options	(44)	(306)	(1,165)
Income taxes payable	(25,104)	11,884	(1,885)
Net cash provided by operating activities	449,391	461,025	413,898

Cash flows from investing activities:
Capital expenditures	(180,824)	(156,632)	(140,727)
Proceeds from sale or redemption of marketable securities	118,174	87,477	102,997
Purchase of marketable securities and investments	(48,515)	(31,932)	(201,947)
Acquisitions of businesses, net of cash acquired	(160,707)	(346,363)	(109,076)
Other	(1,836)	7,404	(1,981)
Net cash used in investing activities	(273,708)	(440,046)	(350,734)

Cash flows from financing activities:
Proceeds from issuance of debt	252,460	333,500	—
Repayment of debt	(169,987)	(7,303)	(10,575)
Stock options exercised	10,863	14,402	9,993
Tax benefit on exercise of stock options	44	306	1,165
Dividends paid	(61,996)	(58,823)	(54,968)
Repurchase of common stock	(198,949)	(323,409)	(58,204)
Other	(11,672)	16,066	5,264
Net cash used in financing activities	(179,237)	(25,261)	(107,325)

Net decrease in cash and cash equivalents	(3,554)	(4,282)	(44,161)
Cash and cash equivalents at beginning of year	38,914	43,196	87,357
Cash and cash equivalents at end of year	$35,360	$38,914	$43,196

* Restated to reflect the adoption of FAS 123(R) using the modified-retrospective method.  See Note 1 entitled Significant Accounting Policies.

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

Cintas classifies its businesses into two operating segments, Rentals and Other Services, based on the similar economic and organizational characteristics of the products and services within each segment. The Rentals segment reflects the rental and servicing of uniforms and other garments, mats, mops and shop towels.  In addition to these rental items, we also provide our restroom and hygiene products and services within this segment.  The Other Services segment consists of the direct sale of uniforms and related items, first aid, safety and fire protection products and services, document management services and branded promotional products.  Both segments provide these products and services throughout the United States and Canada to businesses of all types - from small service and manufacturing companies to major corporations that employ thousands of people.

Principles of consolidation.  The consolidated financial statements include the accounts of Cintas, controlled majority-owned subsidiaries and any entities that are not controlled but require consolidation in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities - an interpretation of ARB No. 51 (collectively, Cintas or the Company).  Intercompany balances and transactions have been eliminated.

Use of estimates.  The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Financial results could differ from those estimates.

Revenue recognition.  Rental revenue is recognized when services are performed and other services revenue is recognized when either services are performed or when products are shipped and the title and risks of ownership pass to the customer.

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

Selling and administrative expenses. Selling and administrative expenses consist primarily of sales labor and commissions, management and administrative labor, payroll taxes, medical expense, insurance expense, legal and professional costs and amortization of intangible assets.

Cash and cash equivalents.  Cintas considers all highly liquid investments with a maturity of three months or less, at date of purchase, to be cash equivalents.

Marketable securities.  All marketable securities are comprised of debt securities and classified as available-for-sale.  The majority of these debt securities are obligations of state and political subdivisions.

Accounts receivable.  Accounts receivable is comprised of amounts owed through product shipments and are presented net of an allowance for doubtful accounts.  This allowance is an estimate based on historical rates of collectibility.  An uncollectible accounts provision is recorded for overdue amounts, beginning with a nominal percentage and increasing substantially as the account ages.  The amount provided as the account ages will differ slightly between the Rentals and Other Services segments because of differences in customers served and the nature of each segment.  When an account is considered uncollectible, it is written off against this allowance.

Inventories.  Inventories are valued at the lower of cost (first-in, first-out) or market.  Substantially all inventories represent finished goods.

Uniforms and other rental items in service.  These items are valued at cost less amortization, calculated using the straight-line method.  Uniforms in service (other than cleanroom and flame resistant garments) are amortized over their useful life of eighteen months.  Other rental items including shop towels, mats, cleanroom garments, flame resistant garments, linens and restroom dispensers are amortized over their useful lives which range from eight to forty-eight months.

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

Goodwill.  As required under Statement of Financial Accounting Standards No. 142 (FAS 142), Goodwill and Other Intangible Assets, goodwill is separately disclosed from other intangible assets on the consolidated balance sheet and not amortized, but is tested for impairment on at least an annual basis.  Cintas completes an annual goodwill impairment test as required by FAS 142.  Based on the results of the impairment tests, Cintas was not required to recognize an impairment of goodwill for the years ended May 31, 2007, 2006 or 2005.  Cintas will continue to perform future impairment tests as required by FAS 142 as of March 1 in future years or when indicators of impairment are noted.

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

Stock-based compensation.   At May 31, 2007, Cintas had an equity compensation plan, which is more fully described in Note 11 entitled Stock-Based Compensation.  Prior to June 1, 2006, Cintas accounted for this plan under the intrinsic value method proscribed by APB Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123 (FAS 123), Accounting for Stock-Based Compensation.  Effective June 1, 2006, Cintas adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R) (FAS 123(R)), Share-Based Payment, using the modified-retrospective transition method.  Under that transition method, all prior periods have been restated based on the amounts previously calculated in the pro forma footnote disclosures required by FAS 123.  FAS 123(R) requires all share-based payments to employees, including stock options, to be recognized as an expense in the consolidated statement of income based on their fair values.  Due to this restatement, Cintas’ income before income taxes and net income decreased by $3,796 for the year ended May 31, 2006, and $7,971 for the year ended May 31, 2005.  This adoption lowered basic earnings per share from $1.95 per share to $1.93 per share for fiscal 2006 and from $1.75 per share to $1.70 per share for fiscal 2005.  In addition, diluted earnings per share were lowered from $1.94 per share to $1.92 per share for fiscal 2006 and from $1.74 per share to $1.69 per share for fiscal 2005.  The cumulative effect of the change on paid-in-capital and retained earnings as of June

1, 2005, was $21,241 and ($39,567), respectively.  The cumulative effect of the change on deferred taxes as of June 1, 2005, was less than $1,000.

As a result of adopting FAS 123(R) on June 1, 2006, Cintas’ income before income taxes and net income for the year ended May 31, 2007, are $4,500 and $3,088 lower, respectively, than if Cintas had continued to account for share-based compensation under APB 25.  Basic and diluted earnings per share are both $.02 lower for the year ended May 31, 2007, than if Cintas had continued to account for share-based compensation under APB 25.

Derivatives and hedging activities.  Derivatives and hedging activities are presented in accordance with Statement of Financial Accounting Standards No. 133 (FAS 133), Accounting for Derivatives and Hedging Activities, as amended.  This Standard requires the recognition of all derivatives on the consolidated balance sheet at fair value and recognition of the resulting gains or losses as adjustments to earnings or other comprehensive income.

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

Other accounting pronouncements. In July 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  Cintas will adopt this Interpretation on June 1, 2007, and is currently in the process of evaluating the impact of FIN 48 on its consolidated financial statements.  Any necessary transition adjustments will not affect net income in the period of adoption and will be reported as a change in accounting principle in our consolidated financial statements.

2.	Marketable Securities

All marketable securities are comprised of debt securities and classified as available-for-sale.  Interest, realized gains and losses and declines in value determined to be other than temporary on available-for-sale securities are included in interest income.  The cost of the securities sold is based on the specific identification method.

The following is a summary of marketable securities:

	2007		2006
		Estimated		Estimated
	Cost	Fair Value	Cost	Fair Value

Obligations of state and political subdivisions	$24,480	$24,415	$106,655	$105,715
U.S. government agency securities	12,336	12,231	46,635	45,877
Canadian Treasury securities	76,995	76,753	37,846	37,754
Other debt securities	6,665	6,654	13,232	13,193
	$120,476	$120,053	$204,368	$202,539

The gross realized gains on sales of available-for-sale securities totaled $9, $3 and $23 for the years ended May 31, 2007, 2006 and 2005, respectively, and the gross realized losses totaled $42, $219 and $19, respectively.  Net unrealized losses are $423 and $1,829 at May 31, 2007 and 2006, respectively.

Purchases of marketable securities were $30,829, $25,613 and $202,265 for the years ended May 31, 2007, 2006 and 2005, respectively.

The cost and estimated fair value of debt securities at May 31, 2007, by contractual maturity, are $120,476 and $120,053, respectively.  All contractual maturities are due in one year or less.

3.	Property and Equipment

	2007	2006

Land	$79,572	$81,015
Buildings and improvements	438,680	439,992
Equipment	884,574	774,667
Leasehold improvements	13,171	11,068
Construction in progress	99,195	57,383
	1,515,192	1,364,125
Less: accumulated depreciation	594,949	500,342
	$920,243	$863,783

Interest expense is net of capitalized interest of $490, $384 and $749 for the years ended May 31, 2007, 2006 and 2005, respectively.

4.	Goodwill, Service Contracts and Other Assets

Changes in the carrying amount of goodwill and service contracts for the years ended May 31, 2007 and 2006, by segment, are as follows:

Goodwill	Rentals	Other Services	Total

Balance as of June 1, 2005	$701,422	$188,116	$889,538
Goodwill acquired	151,716	92,521	244,237
Foreign currency translation	1,997	403	2,400
Balance as of May 31, 2006	855,135	281,040	1,136,175
Goodwill acquired	7,697	101,368	109,065
Foreign currency translation	487	150	637
Balance as of May 31, 2007	$863,319	$382,558	$1,245,877

Service Contracts	Rentals	Other Services	Total

Balance as of June 1, 2005	$118,350	$28,246	$146,596
Service contracts acquired	32,635	26,292	58,927
Service contracts amortization	(21,527)	(7,076)	(28,603)
Foreign currency translation	2,933	112	3,045
Balance as of May 31, 2006	132,391	47,574	179,965
Service contracts acquired	3,936	18,697	22,633
Service contracts amortization	(21,759)	(10,166)	(31,925)
Foreign currency translation	653	35	688
Balance as of May 31, 2007	$115,221	$56,140	$171,361

Information regarding Cintas' service contracts and other assets follows:

	As of May 31, 2007
	Carrying Amount	Accumulated Amortization	Net

Service contracts	$317,644	$146,283	$171,361

Noncompete and consulting agreements	$58,218	$24,123	$34,095
Investments	35,264	—	35,264
Other	8,967	2,063	6,904
Total	$102,449	$26,186	$76,263

	As of May 31, 2006
	Carrying Amount	Accumulated Amortization	Net

Service contracts	$295,929	$115,964	$179,965

Noncompete and consulting agreements	$45,801	$15,484	$30,317
Investments	33,754	—	33,754
Other	6,758	3,523	3,235
Total	$86,313	$19,007	$67,306

Amortization expense was $40,745, $33,536 and $28,362 for the years ended May 31, 2007, 2006 and 2005, respectively.  Estimated amortization expense, excluding any future acquisitions, for each of the next five years is $40,450, $37,732, $34,711, $30,966 and $24,902, respectively.

5.	Long-Term Debt

	2007	2006

Unsecured term notes due through 2036 at an average rate of 5.79%	$705,147	$453,205
Unsecured notes due through 2009 at an average rate of 5.08%	170,866	339,228
Industrial development revenue bonds due through 2015 at an average rate of 4.33%	3,441	3,948
Other	1,761	2,361
	881,215	798,742
Less: amounts due within one year	4,141	4,288
	$877,074	$794,454

Debt in the amount of $5,201 is secured by assets with a carrying value of $5,616 at May 31, 2007.  Cintas has letters of credit outstanding at May 31, 2007, approximating $75,453.  Maturities of long-term debt during each of the next five years are $4,141, $1,235, $805, $393,729 and $762, respectively.

Interest paid, net of amount capitalized, was $45,805, $30,714 and $23,163 for the years ended May 31, 2007, 2006 and 2005, respectively.

Cintas has a commercial paper program supported by a $600,000 long-term credit facility.  This program was a $400,000 program during fiscal 2006, but was expanded to $600,000 during the fourth quarter of fiscal 2007.  As of May 31, 2007, there was $168,000 of commercial paper outstanding.

Long-term debt includes $225,000 due on June 1, 2007.  This debt was refinanced effective June 1, 2007, under Cintas’ existing commercial paper program.  The Cintas commercial paper program expires in fiscal 2011.

On August 15, 2006, Cintas issued $250,000 of senior notes due in 2036.  This debt bears an interest rate of 6.15% paid semi-annually beginning February 15, 2007.  The proceeds generated from the offering were used to repay a portion of our outstanding commercial paper borrowings at the time of this offering.

Cintas uses cash flow hedges to hedge the exposure of variability in short-term interest rates.  These agreements effectively convert a portion of the floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. The effective portion of the net gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  Gains or losses on the ineffective portion of the hedge are charged to earnings in the current period.  When outstanding, the effectiveness of these derivative instruments is reviewed at least every fiscal quarter.  Examples of cash flow hedging instruments that Cintas may use are interest rate swaps, lock agreements and forward starting swaps.  There were no interest rate swap or lock agreements outstanding as of May 31, 2007.  There was also no cash settled forward starting swap outstanding as of May 31, 2007, as the forward starting swap that was in place at the end of the third quarter was terminated during May 2007, as discussed below.

During the third quarter of fiscal 2006, Cintas entered into a forward starting swap to protect forecasted interest payments from interest rate movement in anticipation of a $200,000, 30-year debt issuance in early fiscal 2008.  During the fourth quarter of fiscal 2007, Cintas changed its intent on issuing this 30-year debt.  This decision was based on current market conditions and interest rate environment as well as the additional payment flexibility provided to Cintas under its commercial paper program.  As a result of this decision, Cintas terminated the forward starting swap and recorded the resulting $6,200 gain in fiscal 2007 as a reduction to administrative expenses.

Cintas used interest rate lock agreements to hedge against movements in the treasury rates at the time Cintas issued its senior notes in fiscal 2002 and in fiscal 2007.  The amortization of the cash flow hedges resulted in a credit to other comprehensive income of $384, $290 and $290 for the years ended May 31, 2007, 2006 and 2005, respectively.

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

Cintas is in compliance with all of the significant debt covenants for all periods presented.  If a default of a significant covenant were to occur, the default could result in an acceleration of the maturity of the indebtedness, impair liquidity and limit the ability to raise future capital. Cintas’ debt, net of cash and marketable securities, is $725,802 as of May 31, 2007.  For fiscal 2007, net cash provided by operating activities was $449,391. Capital expenditures were $180,824 for the same period.

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

The minimum rental payments under noncancelable lease arrangements for each of the next five years and thereafter are $22,352, $17,643, $12,988, $9,773, $5,658 and $7,784, respectively.  Rent expense under operating leases during the years ended May 31, 2007, 2006 and 2005, was $33,268, $30,136 and $25,280, respectively.

7.	Income Taxes

	2007	2006	2005
		(Restated)*	(Restated)*
Income before income taxes consist of the following components:
U.S. operations	$488,011	$479,427	$439,994
Foreign operations	45,542	38,592	29,028
	$533,553	$518,019	$469,022

	2007	2006	2005
Income taxes consist of the following components:
Current:
Federal	$184,363	$180,697	$155,987
State and local	16,181	15,026	18,043
	200,544	195,723	174,030
Deferred	(1,529)	(1,086)	2,445
	$199,015	$194,637	$176,475

	2007	2006	2005
Reconciliation of income tax expense using the statutory rate and actual income tax expense is as follows:
Income taxes at the U.S. federal statutory rate	$186,744	$182,635	$166,947
State and local income taxes, net of federal benefit	10,602	11,917	12,050
Other	1,669	85	(2,522)
	$199,015	$194,637	$176,475

The components of deferred income taxes included on the consolidated balance sheets are as follows:

	2007	2006
		(Restated)*
Deferred tax assets:
Employee benefits	$6,195	$4,467
Allowance for doubtful accounts	5,100	5,377
Inventory obsolescence	9,735	10,445
Insurance and contingencies	10,222	12,652
Other	11,909	5,989
	43,161	38,930
Deferred tax liabilities:
In service inventory	88,838	90,675
Property	69,189	75,047
Intangibles	45,233	34,369
Other	1,231	6,976
State taxes	13,479	13,776
	217,970	220,843

Net deferred tax liability	$174,809	$181,913

Income taxes paid were $220,740, $183,268 and $151,243 for the years ended May 31, 2007, 2006 and 2005, respectively.

U.S. income taxes of $6,487, net of foreign tax credits, have not been provided for on a cumulative total of approximately $136,578 of undistributed earnings for certain non-U.S. subsidiaries as of May 31, 2007.  Cintas intends to reinvest these earnings indefinitely in operations outside the United States.

* Restated to reflect the adoption of FAS 123(R) using the modified-retrospective method.  See Note 1 entitled Significant Accounting Policies.

8.	Acquisitions

For all acquisitions accounted for as purchases, including insignificant acquisitions, the purchase price paid for each has been allocated to the fair value of the assets acquired and liabilities assumed.  During fiscal 2007, Cintas acquired 3 Rentals segment businesses and 29 Other Services segment businesses.  During fiscal 2006, Cintas acquired 9 Rentals segment businesses and 24 Other Services segment businesses.  The following summarizes the aggregate purchase price for all businesses acquired:

	2007	2006
Fair value of tangible assets acquired	$20,375	$51,798
Fair value of goodwill acquired	109,065	244,109
Fair value of service contracts acquired	22,271	58,536
Fair value of other intangibles acquired	13,149	18,782
Total fair value of assets acquired	164,860	373,225
Fair value of liabilities assumed and incurred	3,288	26,929
Total cash paid for acquisitions	$161,572	$346,296

The results of operations for the acquired businesses are included in the consolidated statements of income from the dates of acquisition.  The pro forma revenue, net income and earnings per share information relating to acquired businesses are not presented because they are not significant.

9.	Defined Contribution Plans

Cintas' Partners' Plan (the Plan) is a non-contributory profit sharing plan and ESOP for the benefit of substantially all U.S. Cintas employees who have completed one year of service.  The Plan also includes a 401(k) savings feature covering substantially all employees.  The amounts of contributions to the Plan and ESOP, as well as the matching contribution to the 401(k), are made at the discretion of Cintas.  Total contributions, including Cintas' matching contributions, which approximate cost, were $27,900, $26,500 and $24,400 for the years ended May 31, 2007, 2006 and 2005, respectively.

Cintas also has a non-contributory deferred profit sharing plan (DPSP), which covers substantially all Canadian employees.  In addition, a registered retirement savings plan (RRSP) is offered to those employees.  The amounts of contributions to the DPSP, as well as the matching contribution to the RRSP, are made at the discretion of Cintas.  Total contributions, which approximate cost, were $1,239, $1,144 and $897 for the years ended May 31, 2007, 2006 and 2005, respectively.

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

The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective years:

	2007	2006	2005
		(Restated)*	(Restated)*
Numerator:
Net income	$334,538	$323,382	$292,547

Denominator:
Denominator for basic earnings per share -- weighted average shares (000's)	159,769	167,951	171,679
Effect of dilutive securities - employee stock options (000's)	418	594	970
Demoninator for diluted earnings per share -- adjusted weighted average shares and assumed conversions (000's)	160,187	168,545	172,649

Basic earnings per share	$2.09	$1.93	$1.70
Diluted earnings per share	$2.09	$1.92	$1.69

* Restated to reflect the adoption of FAS 123(R) using the modified-retrospective method.  See Note 1 entitled Significant Accounting Policies.

11.	Stock-Based Compensation

Under the 2005 equity compensation plan adopted by Cintas in fiscal 2006, Cintas may grant officers and key employees equity compensation in the form of stock options, stock appreciation rights, restricted and unrestricted stock awards, performance awards and other stock unit awards up to an aggregate of 14,000,000 shares of Cintas' common stock.  The compensation cost charged against income was $4,500, $5,277 and $7,971 for the years ended May 31, 2007, 2006 and 2005, respectively.  The amount recorded in fiscal 2007 reflects a cumulative catch-up adjustment of $2,169 ($2,088 after tax), due to a change in the estimated forfeitures for certain existing stock option and restricted stock grants.  Basic and diluted earnings per share for the year ended May 31, 2007, are both $.01 higher, respectively, due to this change in estimated forfeitures.  The total income tax benefit recognized in the consolidated income statement for share-based compensation arrangements was $1,413, $552 and $0 for the years ended May 31, 2007, 2006 and 2005, respectively.

Stock Options

Stock options are granted at the fair market value of the underlying common stock on the date of grant.  The option terms are determined by the Compensation Committee, but no stock option may be exercised later than ten years after the date of the grant.  The option awards generally have ten year terms with graded vesting in years five through ten based on continuous service during that period.  Cintas recognizes compensation expense for these options using the straight-line recognition method over the vesting period.

The fair value of these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	2007	2006	2005

Risk-free interest rate	4.00%	4.00%	4.00%
Dividend yield	.70%	.50%	.50%
Expected volatility of Cintas' common stock	35%	35%	35%
Expected life of the option in years	7.5	9	9

The risk-free interest rate is based on U.S. government issues with a remaining term equal to the expected life of the stock options. The determination of expected volatility is based on historical volatility of Cintas stock over the period commensurate with the expected term of stock options, as well as other relevant factors. The weighted average expected term was determined based on the historical employee exercise behavior of the options. The weighted-average fair value of stock options granted during fiscal 2007, 2006 and 2005 was $16.01, $20.95 and $19.80, respectively.

The information presented in the following table relates primarily to stock options granted and outstanding under either the plan adopted in fiscal 2006 or under previously adopted plans:

	Shares	Weighted Average Exercise Price

Outstanding May 31, 2004 (811,700 shares exercisable)	5,936,559	$34.90
Granted	1,509,400	42.12
Cancelled	(441,186)	39.66
Exercised	(562,888)	16.08
Outstanding May 31, 2005 (3,086,485 shares exercisable)	6,441,885	37.92
Granted	1,248,450	43.96
Cancelled	(637,502)	41.38
Exercised	(517,429)	20.86
Outstanding May 31, 2006 (2,718,180 shares exercisable)	6,535,404	40.08
Granted	1,226,855	38.05
Cancelled	(720,927)	41.47
Exercised	(392,728)	22.40
Outstanding May 31, 2007 (2,316,157 shares exercisable)	6,648,604	$40.60

The intrinsic value of stock options exercised during fiscal 2007 was $6,760.  The total cash received from employees as a result of employee stock option exercises for the years ended May 31, 2007, 2006 and 2005 was $5,023, $7,680 and $4,622, respectively.

The fair value of stock options vested during fiscal 2007 is $3,682.

The following table summarizes the information related to stock options outstanding at May 31, 2007:

		Outstanding Options		Exercisable Options
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Option	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$23.25 – $ 39.19	1,612,677	6.42	$34.00	429,405	$26.93
39.29 – 41.98	1,927,977	5.47	40.67	898,652	41.77
42.06 – 44.33	1,620,150	6.32	42.35	426,400	42.76
44.43 – 53.19	1,487,800	6.69	45.68	561,700	47.70
$23.25 – $ 53.19	6,648,604	6.18	$40.60	2,316,157	$40.64

At May 31, 2007, the aggregate intrinsic value of stock options outstanding and exercisable was $7,023 and $4,896, respectively.

The weighted-average remaining contractual term of stock options exercisable is 3.5 years.

Restricted Stock Awards

Restricted stock awards will consist of Cintas’ common stock which is subject to such conditions, restrictions and limitations as the Compensation Committee determines to be appropriate.  The vesting period is generally three years after the grant date.  The recipient of restricted stock awards will have all rights of a shareholder of Cintas, including the right to vote and the right to receive cash dividends, during the vesting period.

The information presented in the following table relates to restricted stock awards granted and outstanding under the plan adopted in fiscal 2006:
		Weighted
		Average
	Shares	Fair Value

Outstanding, unvested grants at May 31, 2005	-	$-
Granted	128,075	36.08
Cancelled	-	-
Vested	-	-
Outstanding, unvested grants at May 31, 2006	128,075	36.08
Granted	251,011	38.11
Cancelled	(49,662)	37.92
Vested	-	-
Outstanding, unvested grants at May 31, 2007	329,424	$37.35

The remaining unrecognized compensation cost related to unvested stock options and restricted stock at May 31, 2007, was approximately $40,014, and the weighted-average period of time over which this cost will be recognized is 4.0 years.

Cintas reserves shares of common stock to satisfy share option exercises and/or future restricted stock grants.  At May 31, 2007, 13,200,297 shares of common stock are reserved for future issuance under the 2005 plan.

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

Cintas also is a defendant in a purported class action lawsuit, Mirna E. Serrano, et al. v. Cintas Corporation, filed on May 10, 2004, and pending in the United States District Court, Eastern District of Michigan, Southern Division (Serrano).  Serrano alleges that Cintas discriminated against women in hiring into various service sales representative positions across all divisions of Cintas throughout the United States.  On November 15, 2005, the Equal Employment Opportunity Commission (EEOC) intervened in the Serrano lawsuit.  The Serrano plaintiffs seek injunctive relief, compensatory damages, punitive damages, attorneys’ fees and other remedies.  Cintas is a defendant in another purported class action lawsuit, Nelly Blanca Avalos, et al. v. Cintas Corporation, currently pending in the United States District Court, Eastern District of Michigan, Southern Division (Avalos).  Avalos alleges that Cintas discriminated against women, African-Americans and Hispanics in hiring into various service sales representative positions in Cintas’ Rental division only throughout the United States.  On April 27, 2005, the EEOC intervened in the claims asserted in Avalos.  The Avalos plaintiffs seek injunctive relief, compensatory damages, punitive damages, attorneys’ fees and other remedies.  The claims in Avalos originally were brought in the previously disclosed lawsuit captioned Robert Ramirez, et al. v. Cintas Corporation, filed on January 20, 2004, in the United States District Court, Northern District of California, San Francisco Division (Ramirez).  On May 11, 2006, however, those claims were severed from Ramirez and transferred to the Eastern District of Michigan, Southern Division, where the case was re-named Avalos.  On July 10, 2006, Avalos and Serrano were consolidated for all pretrial purposes, including proceedings on class certification.  The consolidated case is known as Mirna E. Serrano/Blanca Nelly Avalos, et al. v. Cintas Corporation, and remains pending in the United States District Court, Eastern District of Michigan, Southern Division.  No filings or determinations have been made in Serrano/Avalos as to class certification.  There can be no assurance as to whether a class will be certified or, if a class is certified, as to the geographic or other scope of such class.  The non-service sales representative hiring claims in the previously disclosed Ramirez case that have not been dismissed remain pending in the Northern District of California, San Francisco Division, but were ordered to arbitration and stayed pending the completion of arbitration.  The Ramirez purported class action claims currently in arbitration include allegations that Cintas failed to promote Hispanics into supervisory positions, discriminated against African-Americans and Hispanics in service sales representative route assignments and discriminated against African-Americans in hourly pay in Cintas’ Rental division only throughout the United States.  The Ramirez plaintiffs seek injunctive relief, compensatory damages, punitive damages, attorneys’ fees and other remedies.  No filings or determinations have been made in Ramirez as to class certification.  There can be no assurance as to whether a class will be certified or, if a class is certified, as to the geographic or other scope of such class.  On February 24, 2006, a motion to intervene in Serrano was filed by intervening plaintiffs Colleen Grindle, et al., on behalf of a subclass of female employees at Cintas’ Perrysburg, Ohio rental location who allegedly were denied hire, promotion or transfer to service sales representative positions.  On March 24, 2006, the plaintiffs Colleen Grindle, et. al. withdrew their motion to intervene without prejudice.  On February 20, 2007, the plaintiffs Colleen Grindle,

et. al. filed a separate lawsuit in the Court of Common Pleas, Wood County, Ohio, captioned Colleen Grindle, et al. v. Cintas Corporation (Grindle), on behalf of a class of female employees at Cintas’ Perrysburg, Ohio location who allegedly were denied hire, promotion or transfer to service sales representative positions on the basis of their gender.  The Grindle plaintiffs seek injunctive relief, compensatory damages, punitive damages, attorneys’ fees and other remedies.  No filings or determinations have been made in Grindle as to class certification.  There can be no assurance as to whether a class will be certified or, if a class is certified, as to the geographic or other scope of such class.  In addition, a class action lawsuit, Larry Houston, et al. v. Cintas Corporation, was filed on August 3, 2005, in the United States District Court for the Northern District of California on behalf of African-American managers alleging racial discrimination (Houston).  On November 22, 2005, the court entered an order requiring the named plaintiffs in the Houston lawsuit to arbitrate all of their claims for monetary damages.  If there is an adverse verdict or a negotiated settlement of all or any of these actions, the resulting liability and/or any increased costs of operations on an ongoing basis could be material to Cintas.  Any estimated liability relating to these proceedings is not determinable at this time.

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

Cintas is also a defendant in a lawsuit, J. Lester Alexander, III vs. Cintas Corporation, et al., which was originally filed on October 25, 2004, and is currently pending in the Circuit Court of Randolph County, Alabama.  The case was brought by J. Lester Alexander, III, the Chapter 7 Trustee (the Trustee) of Terry Manufacturing Company, Inc. (TMC) and Terry Uniform Company, LLC (TUC), against Cintas in Randolph County, Alabama.  The Trustee seeks damages against Cintas for allegedly breaching fiduciary duties to TMC and TUC and for allegedly aiding and abetting breaches of fiduciary duties by others to those entities.  The complaint also includes allegations that Cintas breached certain limited liability company agreements, or alternatively, misrepresented its intention to perform its obligations in those agreements and acted as alter egos of the bankrupt TMC and is therefore liable for all of TMC's debts.  The Trustee is seeking $50,000 in compensatory damages and $100,000 in punitive damages.  Cintas denies these claims and is vigorously defending itself against all claims in the complaint.   If there is an adverse verdict on the merits or in the event of a negotiated settlement of this lawsuit, the resulting liability could be material to Cintas.  Any estimated liability relating to this lawsuit is not determinable at this time.

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

Cintas classifies its businesses into two operating segments, Rentals and Other Services, based on the similar economic and organizational characteristics of the products and services within each segment. The Rentals segment reflects the rental and servicing of uniforms and other garments, mats, mops and shop towels.  In addition to these rental items, we also provide restroom and hygiene products and services within this segment.  The Other Services segment consists of the direct sale of uniforms and related items, first aid, safety and fire protection products and services, document management services and branded promotional products.  Both segments provide these products and services throughout the United States and Canada to businesses of all types - from small service and manufacturing companies to major corporations that employ thousands of people.

Information as to the operations of Cintas' different segments is set forth below based on the distribution of products and services offered.  Cintas evaluates performances based on several factors of which the primary financial measures are business segment revenue and income before income taxes.  The accounting policies of the segments are the same as those described in Note 1 entitled Significant Accounting Policies.

	Rentals	Other Services	Corporate	Total
May 31, 2007
Revenue	$2,734,629	$972,271	$—	$3,706,900

Gross margin	$1,219,444	$361,911	$—	$1,581,355
Selling and administrative expenses	757,058	253,124	(6,224)	1,003,958
Interest income	—	—	(6,480)	(6,480)
Interest expense	—	—	50,324	50,324
Income before income taxes	$462,386	$108,787	$(37,620)	$533,553
Depreciation and amortization	$135,207	$40,719	$—	$175,926
Capital expenditures	$132,857	$47,967	$—	$180,824
Total assets	$2,567,070	$847,997	$155,413	$3,570,480

May 31, 2006 (Restated)*
Revenue	$2,568,776	$834,832	$—	$3,403,608

Gross margin	$1,161,947	$292,845	$—	$1,454,792
Selling and administrative expenses	693,579	218,171	—	911,750
Interest income	—	—	(6,759)	(6,759)
Interest expense	—	—	31,782	31,782
Income before income taxes	$468,368	$74,674	$(25,023)	$518,019
Depreciation and amortization	$130,327	$30,326	$—	$160,653
Capital expenditures	$125,290	$31,342	$—	$156,632
Total assets	$2,530,685	$653,099	$241,453	$3,425,237

May 31, 2005 (Restated)*
Revenue	$2,363,397	$703,886	$—	$3,067,283

Gross margin	$1,067,405	$237,354	$—	$1,304,759
Selling and administrative expenses	639,637	178,566	—	818,203
Interest income	—	—	(6,914)	(6,914)
Interest expense	—	—	24,448	24,448
Income before income taxes	$427,768	$58,788	$(17,534)	$469,022
Depreciation and amortization	$125,946	$22,229	$—	$148,175
Capital expenditures	$117,377	$23,350	$—	$140,727
Total assets	$2,245,600	$504,716	$309,428	$3,059,744

* Restated to reflect the adoption of FAS 123(R) using the modified-retrospective method.  See Note 1 entitled Significant Accounting Policies.

14.	Quarterly Financial Data (Unaudited)

The following is a summary of the results of operations for each of the quarters within the years ended May 31, 2007 and 2006:

May 31, 2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue	$914,161	$923,266	$905,398	$964,075
Gross margin	$390,481	$391,073	$385,827	$413,974
Net income	$84,962	$82,527	$76,727	$90,322
Basic earnings per share	$.53	$.51	$.48	$.57
Diluted earnings per share	$.53	$.51	$.48	$.57
Weighted average number of shares outstanding (000's)	160,770	160,312	159,311	158,657

May 31, 2006 (Restated)*	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue	$823,475	$835,785	$836,421	$907,927
Gross margin	$355,488	$350,461	$352,970	$395,873
Net income	$78,422	$76,839	$76,594	$91,527
Basic earnings per share	$.46	$.46	$.46	$.55
Diluted earnings per share	$.46	$.46	$.45	$.55
Weighted average number of shares outstanding (000's)	168,939	167,975	168,038	166,854

* Restated to reflect the adoption of FAS 123(R) using the modified-retrospective method.  See Note 1 entitled Significant Accounting Policies.

15.	Supplemental Guarantor Information

Cintas Corporation No. 2 (Corp. 2) is the indirectly, wholly-owned principal operating subsidiary of Cintas.  Corp. 2 is the issuer of the $700,000 of senior notes, which are unconditionally guaranteed, jointly and severally, by Cintas and its wholly-owned, direct and indirect domestic subsidiaries.

As allowed by SEC rules, the following condensed consolidating financial statements are provided as an alternative to filing separate financial statements of the guarantors.  Each of the subsidiaries presented in the condensed consolidating financial statements has been fully consolidated in Cintas' consolidated financial statements.  The condensed consolidating financial statements should be read in conjunction with the financial statements of Cintas and notes thereto of which this note is an integral part.

Condensed consolidating financial statements for Cintas, Corp. 2, the subsidiary guarantors and non-guarantors are presented below:

Condensed Consolidating Income Statement

Year Ended May 31, 2007	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non-Guarantors	Eliminations	Cintas Corporation Consolidated
Revenue:
Rentals	$—	$2,009,095	$554,595	$171,634	$(695)	$2,734,629
Other services	—	1,337,319	543,535	57,625	(966,208)	972,271
Equity in net income of affiliates	334,538	—	—	—	(334,538)	—
	334,538	3,346,414	1,098,130	229,259	(1,301,441)	3,706,900

Costs and expenses (income):
Cost of rentals	—	1,249,798	333,004	102,133	(169,750)	1,515,185
Cost of other services	—	1,015,381	352,099	35,424	(792,544)	610,360
Selling and administrative expenses	—	891,836	70,341	48,817	(7,036)	1,003,958
Interest income	—	(2,628)	(528)	(3,324)	—	(6,480)
Interest expense	—	50,981	(6,307)	5,650	—	50,324
	—	3,205,368	748,609	188,700	(969,330)	3,173,347

Income before income taxes	334,538	141,046	349,521	40,559	(332,111)	533,553
Income taxes	—	52,853	130,972	15,190	—	199,015
Net income	$334,538	$88,193	$218,549	$25,369	$(332,111)	$334,538

Condensed Consolidating Income Statement

Year Ended May 31, 2006 (Restated)*	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non-Guarantors	Eliminations	Cintas Corporation Consolidated
Revenue:
Rentals	$—	$1,887,625	$524,556	$157,124	$(529)	$2,568,776
Other services	—	1,154,847	434,851	54,812	(809,678)	834,832
Equity in net income of affiliates	323,382	—	—	—	(323,382)	—
	323,382	3,042,472	959,407	211,936	(1,133,589)	3,403,608

Costs and expenses (income):
Cost of rentals	—	1,162,222	324,602	92,753	(172,748)	1,406,829
Cost of other services	—	870,532	284,310	35,082	(647,937)	541,987
Selling and administrative expenses	—	838,556	26,580	45,922	692	911,750
Interest income	—	(4,721)	(366)	(1,672)	—	(6,759)
Interest expense	—	32,323	(4,864)	4,323	—	31,782
	—	2,898,912	630,262	176,408	(819,993)	2,885,589

Income before income taxes	323,382	143,560	329,145	35,528	(313,596)	518,019
Income taxes	—	55,395	127,005	12,237	—	194,637
Net income	$323,382	$88,165	$202,140	$23,291	$(313,596)	$323,382

* Restated to reflect the adoption of FAS 123(R) using the modified-retrospective method.  See Note 1 entitled Significant Accounting Policies.

Condensed Consolidating Income Statement

Year Ended May 31, 2005 (Restated)*	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non-Guarantors	Eliminations	Cintas Corporation Consolidated
Revenue:
Rentals	$—	$1,750,109	$479,868	$133,767	$(347)	$2,363,397
Other services	—	734,305	334,062	41,605	(406,086)	703,886
Equity in net income of affiliates	292,547	—	—	—	(292,547)	—
	292,547	2,484,414	813,930	175,372	(698,980)	3,067,283

Costs and expenses (income):
Cost of rentals	—	1,051,256	300,172	79,832	(135,268)	1,295,992
Cost of other services	—	510,470	221,521	26,867	(292,326)	466,532
Selling and administrative expenses	—	748,414	(3,042)	39,448	33,383	818,203
Interest income	—	(5,691)	(15)	(1,208)	—	(6,914)
Interest expense	—	25,467	(4,799)	3,780	—	24,448
	—	2,329,916	513,837	148,719	(394,211)	2,598,261

Income before income taxes	292,547	154,498	300,093	26,653	(304,769)	469,022
Income taxes	—	57,802	112,272	6,401	—	176,475
Net income	$292,547	$96,696	$187,821	$20,252	$(304,769)	$292,547

* Restated to reflect the adoption of FAS 123(R) using the modified-retrospective method.  See Note 1 entitled Significant Accounting Policies.

Condensed Consolidating Balance Sheet

As of May 31, 2007	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non-Guarantors	Eliminations	Cintas Corporation Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$1,327	$7,787	$26,246	$—	$35,360
Marketable securities	—	36,664	—	83,389	—	120,053
Accounts receivable, net	—	271,868	136,349	24,252	(23,599)	408,870
Inventories, net	—	204,164	27,382	7,775	(7,580)	231,741
Uniforms and other rental items in service	—	273,246	82,654	21,482	(32,451)	344,931
Prepaid expenses	—	11,486	3,391	904	—	15,781
Total current assets	—	798,755	257,563	164,048	(63,630)	1,156,736

Property and equipment, at cost, net	—	619,691	244,690	55,862	—	920,243
Goodwill	—	347,516	876,380	21,981	—	1,245,877
Service contracts, net	—	102,574	64,111	4,676	—	171,361
Other assets, net	1,665,370	72,191	1,374,388	194,142	(3,229,828)	76,263
	$1,665,370	$1,940,727	$2,817,132	$440,709	$(3,293,458)	$3,570,480

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$(465,247)	$(423,711)	$925,208	$1,926	$26,446	$64,622
Accrued compensation and related liabilities	—	42,152	17,667	3,007	—	62,826
Accrued liabilities	—	196,158	(1,015)	6,477	(934)	200,686
Current income taxes	—	586	16,183	1,815	—	18,584
Deferred income taxes	—	—	50,237	1,942	—	52,179
Long-term debt due within one year	—	3,228	1,100	—	(187)	4,141
Total current liabilities	(465,247)	(181,587)	1,009,380	15,167	25,325	403,038

Long-term debt due after one year	—	882,921	(62,097)	92,448	(36,198)	877,074
Deferred income taxes	—	—	117,485	5,145	—	122,630
Total shareholders' equity	2,130,617	1,239,393	1,752,364	327,949	(3,282,585)	2,167,738
	$1,665,370	$1,940,727	$2,817,132	$440,709	$(3,293,458)	$3,570,480

Condensed Consolidating Balance Sheet

As of May 31, 2006 (Restated)*	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non-Guarantors	Eliminations	Cintas Corporation Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$9,461	$8,674	$20,779	$—	$38,914
Marketable securities	—	154,711	—	47,828	—	202,539
Accounts receivable, net	—	256,602	124,143	21,378	(12,218)	389,905
Inventories, net	—	172,279	27,582	8,256	(10,117)	198,000
Uniforms and other rental items in service	—	272,197	77,636	19,996	(32,342)	337,487
Prepaid expenses	—	8,169	2,539	455	—	11,163
Total current assets	—	873,419	240,574	118,692	(54,677)	1,178,008

Property and equipment, at cost, net	—	604,813	208,684	50,286	—	863,783
Goodwill	—	292,969	822,165	21,041	—	1,136,175
Service contracts, net	—	112,016	61,324	6,625	—	179,965
Other assets, net	1,582,561	70,113	1,165,524	186,430	(2,937,322)	67,306
	$1,582,561	$1,953,330	$2,498,271	$383,074	$(2,991,999)	$3,425,237

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$(465,247)	$(205,191)	$716,300	$(12,240)	$38,013	$71,635
Accrued compensation and related liabilities	—	34,796	12,651	2,687	—	50,134
Accrued liabilities	—	190,728	(7,518)	6,666	(949)	188,927
Current income taxes	—	4,081	37,355	2,258	—	43,694
Deferred income taxes	—	—	50,421	1,248	—	51,669
Long-term debt due within one year	—	3,549	911	—	(172)	4,288
Total current liabilities	(465,247)	27,963	810,120	619	36,892	410,347

Long-term debt due after one year	—	801,649	(61,312)	89,770	(35,653)	794,454
Deferred income taxes	—	10,263	115,187	4,794	—	130,244
Total shareholders' equity	2,047,808	1,113,455	1,634,276	287,891	(2,993,238)	2,090,192
	$1,582,561	$1,953,330	$2,498,271	$383,074	$(2,991,999)	$3,425,237

* Restated to reflect the adoption of FAS 123(R) using the modified-retrospective method.  See Note 1 entitled Significant Accounting Policies.

Condensed Consolidating Statement of Cash Flows

Year Ended May 31, 2007	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non-Guarantors	Eliminations	Cintas Corporation Consolidated
Cash flows from operating activities:
Net income	$334,538	$88,193	$218,549	$25,369	$(332,111)	$334,538
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	—	96,145	32,371	6,665	—	135,181
Amortization of deferred charges	—	23,349	15,079	2,317	—	40,745
Stock-based compensation	4,500	—	—	—	—	4,500
Deferred income taxes	—	(10,263)	9,072	859	—	(332)
Changes in current assets and liabilities, net of acquisitions of busnesses:
Accounts receivable	—	(13,456)	(7,148)	(2,237)	11,381	(11,460)
Inventories	—	(31,593)	1,328	712	(2,537)	(32,090)
Uniforms and other rental items in service	—	(1,049)	(5,192)	(836)	109	(6,968)
Prepaid expenses	—	(3,229)	(845)	(428)	—	(4,502)
Accounts payable	—	(210,868)	199,229	15,552	(11,567)	(7,654)
Accrued compensation and related liabilities	—	7,356	5,016	228	—	12,600
Accrued liabilities and other	—	5,429	3,859	678	15	9,981
Tax benefit on exercise of stock options	(44)	—	—	—	—	(44)
Income taxes payable	—	(3,495)	(21,129)	(480)	—	(25,104)

Net cash provided by (used in) operating activities	338,994	(53,481)	450,189	48,399	(334,710)	449,391

Cash flows from investing activities:
Capital expenditures	—	(106,396)	(63,606)	(10,822)	—	(180,824)
Proceeds from sale or redemption of marketable securities	—	120,365	—	(2,191)	—	118,174
Purchase of marketable securities and investments	—	(12,247)	(17,346)	(30,051)	11,129	(48,515)
Acquisitions of businesses, net of cash acquired	—	(81,212)	(79,192)	(303)	—	(160,707)
Other	(82,765)	49,477	(293,014)	325	324,141	(1,836)

Net cash (used in) provided by investing activities	(82,765)	(30,013)	(453,158)	(43,042)	335,270	(273,708)

Cash flows from financing activities:
Proceeds from issuance of debt	—	250,000	2,460	—	—	252,460
Repayment of debt	—	(169,049)	(378)	—	(560)	(169,987)
Stock options exercised	10,863	—	—	—	—	10,863
Tax benefit on exercise of stock options	44	—	—	—	—	44
Dividends paid	(61,996)	—	—	—	—	(61,996)
Repurchase of common stock	(198,949)	—	—	—	—	(198,949)
Other	(6,191)	(5,591)	—	110	—	(11,672)

Net cash (used in) provided by financing activities	(256,229)	75,360	2,082	110	(560)	(179,237)

Net (decrease) increase in cash and cash equivalents	—	(8,134)	(887)	5,467	—	(3,554)
Cash and cash equivalents at beginning of period	—	9,461	8,674	20,779	—	38,914
Cash and cash equivalents at end of period	$—	$1,327	$7,787	$26,246	$—	$35,360

Condensed Consolidating Statement of Cash Flows

Year Ended May 31, 2006 (Restated)*	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non-Guarantors	Eliminations	Cintas Corporation Consolidated
Cash flows from operating activities:
Net income	$323,382	$88,165	$202,140	$23,291	$(313,596)	$323,382
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	—	91,528	29,220	6,369	—	127,117
Amortization of deferred charges	—	18,611	12,115	2,810	—	33,536
Stock-based compensation	4,725	—	—	—	—	4,725
Deferred income taxes	—	41	(484)	391	—	(52)
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable	—	(9,074)	(22,532)	(12,376)	(172)	(44,154)
Inventories	—	28,804	(1,688)	831	(5,914)	22,033
Uniforms and other rental items in service	—	(16,621)	(2,749)	(3,412)	(3,901)	(26,683)
Prepaid expenses	—	(1,901)	(537)	133	—	(2,305)
Accounts payable	—	(294,789)	311,988	(14,870)	—	2,329
Accrued compensation and related liabilities	—	6,509	4,128	787	—	11,424
Accrued liabilities	—	(6,848)	2,902	2,028	13	(1,905)
Tax benefit on exercise of stock options	(306)	—	—	—	—	(306)
Income taxes payable	—	4,721	6,177	957	29	11,884

Net cash provided by (used in) operating activities	327,801	(90,854)	540,680	6,939	(323,541)	461,025

Cash flows from investing activities:
Capital expenditures	—	(79,858)	(60,271)	(16,503)	—	(156,632)
Proceeds from sale or redemption of marketable securities	—	70,772	—	16,705	—	87,477
Purchase of marketable securities and investments	—	(10,266)	(19,489)	(34,119)	31,942	(31,932)
Acquisitions of businesses, net of cash acquired	—	(231,896)	(109,312)	(5,155)	—	(346,363)
Other	44,829	11,108	(346,645)	3,671	294,441	7,404

Net cash provided by (used in) investing activities	44,829	(240,140)	(535,717)	(35,401)	326,383	(440,046)

Cash flows from financing activities:
Proceeds from issuance of debt	—	333,500	—	—	—	333,500
Repayment of debt	—	(6,594)	(8,859)	10,992	(2,842)	(7,303)
Stock options exercised	14,402	—	—	—	—	14,402
Tax benefit on exercise of stock options	306	—	—	—	—	306
Dividends paid	(58,823)	—	—	—	—	(58,823)
Repurchase of common stock	(323,409)	—	—	—	—	(323,409)
Other	(5,106)	290	—	20,882	—	16,066

Net cash (used in) provided by financing activities	(372,630)	327,196	(8,859)	31,874	(2,842)	(25,261)

Net (decrease) increase in cash and cash equivalents	—	(3,798)	(3,896)	3,412	—	(4,282)
Cash and cash equivalents at beginning of period	—	13,259	12,570	17,367	—	43,196
Cash and cash equivalents at end of period	$—	$9,461	$8,674	$20,779	$—	$38,914

* Restated to reflect the adoption of FAS 123(R) using the modified-retrospective method.  See Note 1 entitled Significant Accounting Policies.

Condensed Consolidating Statement of Cash Flows
Year Ended May 31, 2005 (Restated)*	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated
Cash flows from operating activities:
Net income	$292,547	$96,696	$187,821	$20,252	$(304,769)	$292,547
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	—	89,467	24,480	5,866	—	119,813
Amortization of deferred charges	—	17,723	8,295	2,344	—	28,362
Stock-based compensation	7,971	—	—	—	—	7,971
Deferred income taxes	—	—	5,229	(1,353)	—	3,876
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable	—	(26,906)	(8,917)	(322)	(172)	(36,317)
Inventories	—	(29,704)	635	(2,512)	5,260	(26,321)
Uniforms and other rental items in service	—	(6,335)	(7,214)	(581)	6,962	(7,168)
Prepaid expenses	—	225	(907)	(210)	—	(892)
Accounts payable	—	(78,831)	105,695	(11,137)	—	15,727
Accrued compensation and related liabilities	—	4,424	2,216	266	—	6,906
Accrued liabilities	—	12,211	(111)	331	13	12,444
Tax benefit on exercise of stock options	(1,165)	—	—	—	—	(1,165)
Income taxes payable	—	32,998	(35,673)	790	—	(1,885)

Net cash provided by (used in) operating activities	299,353	111,968	281,549	13,734	(292,706)	413,898

Cash flows from investing activities:
Capital expenditures	—	(93,901)	(39,883)	(6,943)	—	(140,727)
Proceeds from sale or redemption of marketable securities	—	79,716	247	23,034	—	102,997
Purchase of marketable securities and investments	—	(177,089)	(18,326)	(62,141)	55,609	(201,947)
Acquisitions of businesses, net of cash acquired	—	(4,565)	(104,096)	(415)	—	(109,076)
Other	(193,280)	50,040	(109,729)	12,343	238,645	(1,981)

Net cash (used in) provided by investing activities	(193,280)	(145,799)	(271,787)	(34,122)	294,254	(350,734)

Cash flows from financing activities:
Repayment of debt	—	(9,655)	(5,249)	5,877	(1,548)	(10,575)
Stock options exercised	9,993	—	—	—	—	9,993
Tax benefit on exercise of stock options	1,165	—	—	—	—	1,165
Dividends paid	(54,968)	—	—	—	—	(54,968)
Repurchase of common stock	(58,204)	—	—	—	—	(58,204)
Other	(4,059)	290	—	9,033	—	5,264

Net cash (used in) provided by financing activities	(106,073)	(9,365)	(5,249)	14,910	(1,548)	(107,325)

Net (decrease) increase in cash and cash equivalents	—	(43,196)	4,513	(5,478)	—	(44,161)
Cash and cash equivalents at beginning of period	—	56,455	8,057	22,845	—	87,357
Cash and cash equivalents at end of period	$—	$13,259	$12,570	$17,367	$—	$43,196

* Restated to reflect the adoption of FAS 123(R) using the modified-retrospective method.  See Note 1 entitled Significant Accounting Policies.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Nothing to report.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

With the participation of Cintas’ management, including Cintas’ Chief Executive Officer and President, Chief Financial Officer, General Counsel and Controllers, Cintas has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of May 31, 2007.  Based on such evaluation, Cintas’ management, including Cintas’ Chief Executive Officer and President, Chief Financial Officer, General Counsel and Controllers, have concluded that Cintas’ disclosure controls and procedures were effective as of May 31, 2007, in ensuring (i) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is accumulated and communicated to Cintas’ management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in Cintas’ internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended May 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. See “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” in Item 8 preceding Cintas’ financial statements.

Item 9B.  Other Information

Nothing to report.

Part III

Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference to the Registrant's Proxy Statement for its 2007 Annual Shareholders' Meeting to be filed with the Commission pursuant to Regulation 14A.

The information called for by Item 12 relating to "Securities Authorized for Issuance under Equity Compensation Plans" is set forth in the table below:

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

Plan category	Number of shares to be issued upon exercise of outstanding options (1)	Weighted average exercise price of outstanding options (1)	Number of shares remaining available for future issuance under equity compensation plans

Equity compensation plans approved by shareholders	6,648,604	$40.60	13,200,297

Equity compensation plans not approved by shareholders	—	—	—
Total	6,648,604	$40.60	13,200,297

(1) Excludes 329,424 unvested restricted stock units.

Part IV

Item 15.  Exhibits and Financial Statement Schedules

(a) (1)  Financial Statements.  All financial statements required to be filed by Item 8 of this Form and included in this report are listed in Item 8.  No additional financial statements are filed because the requirements for paragraph (d) under
Item 14 are not applicable to Cintas.

(a) (2)      Financial Statement Schedule:

For each of the three years in the period ended May 31, 2007.

Schedule II: Valuation and Qualifying Accounts and Reserves.

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto.

 (a) (3)     Exhibits.

Exhibit Number	Description of Exhibit
3.1	Restated Articles of Incorporation (Incorporated by reference to Cintas’ Annual Report on Form 10-K for the year ended May 31, 1989.)
3.2	Amended and Restated By-laws (Incorporated by reference to Cintas’ Form 8-K dated March 8, 2007.)
3.3	Amendments to the Articles of Incorporation of Cintas Corporation **

4.1
Indenture dated as of May 28, 2002, among Cintas Corporation No. 2, as issuer, Cintas Corporation, as parent guarantor, the subsidiary guarantors thereto and Wachovia Bank, National Association, as trustee (Incorporated by reference to Cintas’ Form 10-Q for the quarter ended February 28, 2005.)

4.2	Form of 5-1/8% Senior Note due 2007 (Incorporated by reference to Cintas’ Form 10-Q for the quarter ended February 28, 2005.)
4.3	Form of 6% Senior Note due 2012 (Incorporated by reference to Cintas’ Form 10-Q for the quarter ended February 28, 2005.)
4.4	Form of 6.15% Senior Note due 2036 (Incorporated by reference into Cintas’ Form 8-K dated August 17, 2006.)
10.1*	Incentive Stock Option Plan (Incorporated by reference to Cintas’ Registration Statement No. 33-23228 on Form S-8 filed under the Securities Act of 1933.)
10.2*	Partners' Plan, as Amended (Incorporated by reference to Cintas’ Registration Statement No. 33-56623 on Form S-8 filed under the Securities Act of 1933.)
10.5
Agreement and Plan of Merger dated January 9, 1999, by and among Unitog Company, Cintas Image Acquisition Company and Cintas Corporation (Incorporated by reference to the Unitog Company’s Form 8-K dated January 9, 1999.)

10.6
Amendment No. 1 to Agreement and Plan of Merger dated March 23, 1999, by and among Unitog Company, Cintas Image Acquisition Company and Cintas Corporation (Incorporated by reference to Cintas’ Form 8-K dated March 24, 1999.)

10.9*	Unitog Company 1997 Stock Option Plan (Incorporated by reference to the Unitog Company’s 1997 Proxy Statement.)
10.10*	1999 Cintas Corporation Stock Option Plan (Incorporated by reference to Cintas’ Form 10-Q for the quarter ended November 30, 2000.)
10.11*	Directors’ Deferred Compensation Plan (Incorporated by reference to Cintas’ Form 10-Q for the quarter ended November 30, 2001.)
10.13	Stock purchase agreement between Cintas Corporation and Filuxel SA dated as of March 15, 2002 (Incorporated by reference to Cintas’ Form 10-Q for the quarter ended February 28, 2002.)
10.14
Bridge loan agreement dated May 8, 2002, among Cintas Corporation No. 2, as borrower, Cintas Corporation as a guarantor, the lenders, Bank One, NA, as agent, and Merrill Lynch Bank USA, as syndication agent (Incorporated by reference to Cintas’ Form 8-K dated May 13, 2002.)

10.15
Purchase Agreement dated as of May 28, 2002, among Cintas Corporation No. 2, as issuer, Cintas Corporation as parent guarantor, the subsidiary guarantors named therein and the initial purchasers named therein agent (Incorporated by reference to Cintas’ Form 10-K dated May 31, 2002.)

10.16*	Amended and Restated 2003 Directors’ Stock Option Plan agent (Incorporated by reference to Cintas’ Form 10-K dated May 31, 2004.)

10.17*
Form of agreement signed by Officers, General/Branch Managers, Professionals and Key Managers, including Executive Officers agent (Incorporated by reference to Cintas’ Form 10-Q for the quarter ended February 28, 2005.)

10.18*	President and CEO Executive Compensation Plan agent (Incorporated by reference to Cintas’ Form 10-K dated May 31, 2005.)
10.19*	2006 Executive Incentive Plan (Incorporated by reference to Cintas’ Form 10-K dated May 31, 2005.)
10.20*	2005 Equity Compensation Plan (Incorporated by reference to Cintas’ Registration Statement No. 333-131375 on Form S-8 filed under the Securities Act of 1933.)
10.21*	Criteria for Performance Evaluation of the President and CEO
10.22*	2007 Executive Incentive Plan
14	Code of Ethics (Incorporated by reference to Cintas’ Form 10-K dated May 31, 2004.)
21	Subsidiaries of the Registrant **
23	Consent of Independent Registered Public Accounting Firm **
31.1	Certification of Principal Executive Officer, Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 **
31.2	Certification of Principal Financial Officer, Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 **
32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. § 1350 **
32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. § 1350 **

* Management compensatory contracts
** Filed herewith

Cintas will provide shareholders with any exhibit upon the payment of a specified reasonable fee, which fee shall be limited to Cintas' reasonable expenses in furnishing such exhibit.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINTAS CORPORATION

By: /s/Scott D. Farmer
Scott D. Farmer
Chief Executive Officer
Date Signed: July 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Richard T. Farmer	Chairman of the Board of Directors	July 30, 2007
Richard T. Farmer

/s/ Robert J. Kohlhepp	Vice Chairman of the Board and Director	July 30, 2007
Robert J. Kohlhepp

/s/ Scott D. Farmer	Chief Executive Officer, President and Director	July 30, 2007
Scott D. Farmer

/s/ Paul R. Carter	Director	July 30, 2007
Paul R. Carter

/s/ Gerald S. Adolph	Director	July 30, 2007
Gerald S. Adolph

/s/ Gerald V. Dirvin	Director	July 30, 2007
Gerald V. Dirvin

/s/ William C. Gale	Senior Vice President and Chief Financial Officer	July 30, 2007
William C. Gale	(Principal Financial and Accounting Officer)

Cintas Corporation
Schedule II - Valuation and Qualifying Accounts and Reserves

		Additions
		(1)	(2)	(3)
(In thousands)	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Allowance for Doubtful Accounts
May 31, 2005	$8,354	$3,870	$1,993	$4,326	$9,891
May 31, 2006	$9,891	$8,598	$2,498	$5,468	$15,519
May 31, 2007	$15,519	$3,325	$341	$4,699	$14,486
Reserve for Obsolete Inventory
May 31, 2005	$25,965	$3,055	$407	$4,139	$25,288
May 31, 2006	$25,288	$4,518	$3,213	$8,572	$24,447
May 31, 2007	$24,447	$2,559	$1,084	$5,184	$22,906

(1)
Represents amounts charged to expense to increase reserve for estimated future bad debts or to increase reserve for obsolete inventory.  Amounts related to inventory are computed by performing a thorough analysis of future marketability by specific inventory item.

(2)	Represents a change in the appropriate balance sheet reserve due to acquisitions during the respective period.
(3)
Represents reductions in the balance sheet reserve due to the actual write-off of non-collectible accounts receivable or the physical disposal of obsolete inventory items.  These amounts do not impact Cintas' consolidated income statement.