Form 10-Q
period 2007-08-31
CINTAS CORP
filed 2007-10-05
CIK 723254

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

( X )             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2007

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

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ✓  No ___

Indicate by checkmark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer   ✓                 Accelerated Filer ___                Non-Accelerated Filer ___

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ___ No     ✓

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding September 30, 2007
Common Stock, no par value	158,865,253

CINTAS CORPORATION
INDEX

CINTAS CORPORATION
ITEM 1. FINANCIAL STATEMENTS.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
(In thousands except per share data)

	Three Months Ended August 31,
	2007	2006

Revenue:
Rental uniforms and ancillary products	$710,354	$687,658
Other services	258,774	226,503
	969,128	914,161

Costs and expenses (income):
Cost of rental uniforms and ancillary products	391,490	378,300
Cost of other services	160,266	145,380
Selling and administrative expenses	276,710	244,128
Interest income	(1,462)	(1,526)
Interest expense	12,837	12,432
	839,841	778,714

Income before income taxes	129,287	135,447

Income taxes	48,224	50,485

Net income	$81,063	$84,962

Basic earnings per share	$0.51	$0.53

Diluted earnings per share	$0.51	$0.53

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
 (In thousands except share data)

	August 31, 2007	May 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$40,841	$35,360
Marketable securities	97,431	120,053
Accounts receivable, net	409,441	408,870
Inventories, net	236,102	231,741
Uniforms and other rental items in service	352,279	344,931
Deferred tax assets	19,912	----
Prepaid expenses	17,896	15,781

Total current assets	1,173,902	1,156,736

Property and equipment, at cost, net	933,233	920,243

Goodwill	1,270,780	1,245,877
Service contracts, net	166,223	171,361
Other assets, net	76,692	76,263

	$3,620,830	$3,570,480

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$70,093	$64,622
Accrued compensation and related liabilities	34,517	62,826
Accrued liabilities	124,174	200,686
Income taxes:
Current	27,966	18,584
Deferred	----	52,179
Long-term debt due within one year	4,161	4,141

Total current liabilities	260,911	403,038

Long-term liabilities:
Long-term debt due after one year	876,522	877,074
Deferred income taxes	122,884	122,630
Accrued liabilities	116,552	----

Total long-term liabilities	1,115,958	999,704

Shareholders' equity:
Preferred stock, no par value: 100,000 shares authorized, none outstanding	----	----
Common stock, no par value: 425,000,000 shares authorized, FY 2008: 173,057,674 issued and 158,860,351 outstanding FY 2007: 172,874,195 issued and 158,676,872 outstanding	128,041	120,811
Paid-in capital	55,542	56,909
Retained earnings	2,600,792	2,533,459
Treasury stock: FY 2008: 14,197,323 shares FY 2007: 14,197,323 shares	(580,562)	(580,562)
Other accumulated comprehensive income	40,148	37,121
Total shareholders' equity	2,243,961	2,167,738
	$3,620,830	$3,570,480

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended August 31,
	2007	2006
Cash flows from operating activities:

Net income	$81,063	$84,962
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	35,636	33,078
Amortization of deferred charges	10,586	9,690
Stock-based compensation	2,132	(598)
Deferred income taxes	17,418	10,772
Change in current assets and liabilities, net of acquisitions of businesses: Accounts receivable, net	644	(1,202)
Inventories, net	(4,293)	(12,381)
Uniforms and other rental items in service	(7,128)	(2,311)
Prepaid expenses	(2,117)	634
Accounts payable	5,435	(11,770)
Accrued compensation and related liabilities	(28,386)	(2,777)
Accrued liabilities and other	(77,865)	(58,777)
Income taxes payable	24,001	6,524
Net cash provided by operating activities	57,126	55,844

Cash flows from investing activities:

Capital expenditures	(45,344)	(36,496)
Proceeds from sale or redemption of marketable securities	29,156	66,214
Purchase of marketable securities and investments	(6,237)	(3,527)
Acquisitions of businesses, net of cash acquired	(32,630)	(25,101)
Other	177	(1,954)
Net cash used in investing activities	(54,878)	(864)

Cash flows from financing activities:

Proceeds from issuance of debt	224,750	252,460
Repayment of debt	(225,282)	(194,283)
Stock options exercised	7,230	3,403
Repurchase of common stock	----	(114,418)
Other	(3,465)	(6,091)
Net cash provided by (used in) financing activities	3,233	(58,929)

Net increase (decrease) in cash and cash equivalents	5,481	(3,949)

Cash and cash equivalents at beginning of period	35,360	38,914

Cash and cash equivalents at end of period	$40,841	$34,965

See accompanying notes.

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands except per share data)

1.	Basis of Presentation

The consolidated condensed financial statements of Cintas Corporation (Cintas) included herein have been prepared by Cintas, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations.  While we believe that the disclosures are adequately presented, it is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes included in our most recent Form 10-K for the fiscal year ended May 31, 2007.  A summary of our significant accounting policies is presented on page 36 of that report.  There has been no material changes in the accounting policies followed by Cintas during the fiscal year, with the exception of the new accounting standard discussed in Note 2 below.

Interim results are subject to variations and are not necessarily indicative of the results of operations for a full fiscal year.  In the opinion of management, adjustments (which include only normal recurring adjustments) necessary for a fair statement of the consolidated results of the interim periods shown have been made.

Certain prior year amounts have been reclassified to conform to current year presentation.

2.	New Accounting Standards

As of June 1, 2007, Cintas adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FAS 109), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FAS 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As a result of the implementation of FIN 48, Cintas recorded a decrease to retained earnings as of June 1, 2007, of $13,731.  Cintas’ adoption of FIN 48 is more fully described in Note 6.

FASB Statement No. 157, Fair Value Measurements (FAS 157), defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  FAS 157 is effective for fiscal years beginning after November 15, 2007. Cintas is currently assessing the impact of FAS 157 on its consolidated financial statements.

FASB Statement No. 159, Fair Value Option for Financial Assets and Financial Liabilities (FAS 159), allows for voluntary measurement of many financial assets and financial liabilities at fair value.  FAS 159 is effective for fiscal years beginning after November 7, 2007. Cintas is currently assessing the impact of FAS 159 on its consolidated financial statements.

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

3.	Earnings per Share

The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective periods:

	Three Months Ended August 31,
	2007	2006
Numerator:
Net income	$81,063	$84,962

Denominator:
Denominator for basic earnings per share-weighted average shares (000’s)	158,771	160,770

Effect of dilutive securities - employee stock options (000’s)	267	377

Denominator for diluted earnings per share - adjusted weighted average shares and assuming conversions (000’s)	159,038	161,147

Basic earnings per share	$0.51	$0.53

Diluted earnings per share	$0.51	$0.53

4.	Goodwill, Service Contracts and Other Assets

Changes in the carrying amount of goodwill and service contracts for the three months ended August 31, 2007, by operating segment, are as follows:

	Rental Uniforms & Ancillary Products	Uniform Direct Sales	First Aid, Safety & Fire Protection	Document Management	Total
Goodwill
Balance as of June 1, 2007	$863,319	$23,883	$162,021	$196,654	$1,245,877

Goodwill acquired	---	---	2	24,627	24,629

Foreign currency translation	213	18	---	43	274

Balance as of August 31, 2007	$863,532	$23,901	$162,023	$221,324	$1,270,780

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

	Rental Uniforms & Ancillary Products	Uniform Direct Sales	First Aid, Safety & Fire Protection	Document Management	Total
Service Contracts
Balance as of June 1, 2007	$104,285	$699	$45,352	$21,025	$171,361

Service contracts acquired	---	---	---	2,928	2,928

Service contracts amortization	(5,445)	(99)	(1,515)	(1,318)	(8,377)

Foreign currency translation	298	5	---	8	311

Balance as of August 31, 2007	$99,138	$605	$43,837	$22,643	$166,223

Information regarding Cintas' service contracts and other assets are as follows:

	As of August 31, 2007
	Carrying Amount	Accumulated Amortization	Net

Service contracts	$320,883	$154,660	$166,223

Non compete and consulting agreements	$60,307	$26,596	$33,711
Investments	36,266	----	36,266
Other	8,912	2,197	6,715

Total	$105,485	$28,793	$76,692

	As of May 31, 2007
	Carrying Amount	Accumulated Amortization	Net

Service contracts	$317,644	$146,283	$171,361

Noncompete and consulting agreements	$58,218	$24,123	$34,095
Investments	35,264	----	35,264
Other	8,967	2,063	6,904

Total	$102,449	$26,186	$76,263

Amortization expense was $10,586 and $9,690 for the three months ended August 31, 2007 and August 31, 2006, respectively.  Estimated amortization expense, excluding any future acquisitions, for each of the next five years is $41,355, $38,683, $35,619, $31,873 and $25,810, respectively.

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

Cintas uses cash flow hedges to hedge the exposure of variability in short-term interest rates. These agreements effectively convert a portion of the floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. The effective portion of the net gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains or losses on the ineffective portion of the hedge are charged to earnings in the current period. When outstanding, the effectiveness of these derivative instruments is reviewed at least every fiscal quarter. Examples of cash flow hedging instruments that Cintas may use are interest rate swaps, lock agreements and forward starting swaps.  No cash flow hedging instruments were outstanding as of August 31, 2007.

Cintas used interest rate lock agreements to hedge against movements in the treasury rates at the time Cintas issued its senior notes in fiscal 2002 and in fiscal 2007. The amortization of the cash flow hedges resulted in a credit to other comprehensive income of $69 for the three months ended August 31, 2007, and $73 for the three months ended August 31, 2006.

Cintas has certain significant covenants related to debt agreements. These covenants limit Cintas’ ability to incur certain liens, to engage in sale-leaseback transactions and to merge, consolidate or sell all or substantially all of Cintas’ assets. These covenants also require Cintas to maintain certain debt to capitalization and interest coverage ratios. Cross default provisions exist between certain debt instruments. Cintas is in compliance with all of the significant debt covenants for all periods presented. If a default of a significant covenant were to occur, the default could result in an acceleration of the maturity of the indebtedness, impair liquidity and limit the ability to raise future capital. Cintas’ debt, net of cash and marketable securities, is $742,411 as of August 31, 2007. For the three months ended August 31, 2007, net cash provided by operating activities was $57,126.  Capital expenditures were $45,344 for the same period.

6.	Income Taxes

As noted in Note 2 entitled New Accounting Standards, Cintas adopted FIN 48 in fiscal 2008.  FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, companies may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

As a result of the adoption of FIN 48, Cintas recorded a decrease to retained earnings as of June 1, 2007, and a corresponding increase in long-term accrued liabilities of $13,731, inclusive of associated interest and penalties.

As of June 1, 2007, there was $27,580 in total unrecognized tax benefits, which if recognized, would favorably impact Cintas’ effective tax rate.   Cintas recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense in the consolidated

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

statements of income, which is consistent with the recognition of these items in prior reporting periods.  The total amount accrued for interest and penalties as of June 1, 2007, was $15,173.  Cintas records the tax liability under FIN 48 in both current and long-term accrued liabilities on the consolidated balance sheets. The total gross unrecognized tax benefits as of June 1, 2007, were $129,576.

Cintas has a significant portion of its operations in the United States and Canada.  Cintas is required to file federal income tax returns as well as state income tax returns in a majority of the domestic states and also in the Canadian provinces of Quebec, Alberta, British Columbia and Ontario.  At times, Cintas is subject to audits in these jurisdictions. The audits, by nature, are sometimes complex and can require several years to resolve. The final resolution of any such tax audit could result in either a reduction in Cintas’ accruals or an increase in its income tax provision, both of which could have an impact on the consolidated results of operations in any given period.

All U.S. federal income tax returns are closed to audit through fiscal 2003.  Cintas is currently in advanced stages of audits in certain foreign jurisdictions and certain domestic states. The years under audit cover fiscal years back to 1999.  Based on the resolution of the various audits, it is reasonably possible that the balance of unrecognized tax benefits could change by $2,830 for the fiscal year ended May 31, 2008.

7.	Comprehensive Income

Total comprehensive income represents the net change in shareholders' equity during a period from sources other than transactions with shareholders and, as such, includes net earnings.  For Cintas, the only components of total comprehensive income are the change in cumulative foreign currency translation adjustments, the change in the fair value of derivatives and the change in the fair value of available-for-sale securities.  The components of comprehensive income for the three month periods ended August 31, 2007 and August 31, 2006 are as follows:

	Three Months Ended August 31,
	2007	2006

Net income	$81,063	$84,962

Other comprehensive income:
Foreign currency translation adjustment	2,813	(531)
Change in fair value of derivatives, net of $0 and $6,169 of tax, respectively	69	(10,430)
Change in fair value of available-for-sale securities, net of $84 and $211 of tax, respectively	145	348
Comprehensive income	$84,090	$74,349

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

Cintas also is a defendant in a purported class action lawsuit, Mirna E. Serrano, et al. v. Cintas Corporation (Serrano), filed on May 10, 2004, and pending in the United States District Court, Eastern District of Michigan, Southern Division.  Serrano alleges that Cintas discriminated against women in hiring into various service sales representative positions across all divisions of Cintas throughout the United States.  On November 15, 2005, the Equal Employment Opportunity Commission (EEOC) intervened in the Serrano lawsuit.  The Serrano plaintiffs seek injunctive relief, compensatory damages, punitive damages, attorneys’ fees and other remedies.  Cintas is a defendant in another purported class action lawsuit, Nelly Blanca Avalos, et al. v. Cintas Corporation (Avalos), currently pending in the United States District Court, Eastern District of Michigan, Southern Division.  Avalos alleges that Cintas discriminated against women, African-Americans and Hispanics in hiring into various service sales representative positions in Cintas’ Rental division only throughout the United States.  On April 27, 2005, the EEOC intervened in the claims asserted in Avalos.  The Avalos plaintiffs seek injunctive relief, compensatory damages, punitive damages, attorneys’ fees and other remedies.  The claims in Avalos originally were brought in the previously disclosed lawsuit captioned Robert Ramirez, et al. v. Cintas Corporation (Ramirez), filed on January 20, 2004, in the United States District Court, Northern District of California, San Francisco Division.  On May 11, 2006, however, those claims were severed from Ramirez and transferred to the Eastern District of Michigan, Southern Division, where the case was re-named Avalos.  On July 10, 2006, Avalos and Serrano were consolidated for all pretrial purposes, including proceedings on class certification.  The consolidated case is known as Mirna E. Serrano/Blanca Nelly Avalos, et al. v. Cintas Corporation (Serrano/Avalos), and remains pending in the United States District Court, Eastern District of Michigan, Southern Division.  No filings or determinations have been made in Serrano/Avalos as to class certification.  There can be no assurance as to whether a class will be certified or, if a class is certified, as to the geographic or other scope of such class.  The non-service sales representative hiring claims in the previously disclosed Ramirez case that have not been dismissed remain pending in the Northern District of California, San Francisco Division, but were

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

ordered to arbitration and stayed pending the completion of arbitration.  The Ramirez purported class action claims currently in arbitration include allegations that Cintas failed to promote Hispanics into supervisory positions, discriminated against African-Americans and Hispanics in service sales representative route assignments and discriminated against African-Americans in hourly pay in Cintas’ Rental division only throughout the United States.  The Ramirez plaintiffs seek injunctive relief, compensatory damages, punitive damages, attorneys’ fees and other remedies.  No filings or determinations have been made in Ramirez as to class certification.  There can be no assurance as to whether a class will be certified or, if a class is certified, as to the geographic or other scope of such class.  On February 20, 2007, the plaintiffs Colleen Grindle et al. filed a separate lawsuit in the Court of Common Pleas, Wood County, Ohio, captioned Colleen Grindle, et al. v. Cintas Corporation (Grindle), on behalf of a class of female employees at Cintas’ Perrysburg, Ohio location who allegedly were denied hire, promotion or transfer to service sales representative positions on the basis of their gender.  The Grindle plaintiffs seek injunctive relief, compensatory damages, punitive damages, attorneys’ fees and other remedies.  No filings or determinations have been made in Grindle as to class certification.  There can be no assurance as to whether a class will be certified or, if a class is certified, as to the geographic or other scope of such class.  In addition, a class action lawsuit, Larry Houston, et al. v. Cintas Corporation (Houston), was filed on August 3, 2005, in the United States District Court for the Northern District of California on behalf of African-American managers alleging racial discrimination.  On November 22, 2005, the court entered an order requiring the named plaintiffs in the Houston lawsuit to arbitrate all of their claims for monetary damages.  If there is an adverse verdict or a negotiated settlement of all or any of these actions, the resulting liability and/or any increased costs of operations on an ongoing basis could be material to Cintas.  Any estimated liability relating to these proceedings is not determinable at this time.

Other similar administrative proceedings are pending including two charges filed on November 30, 2004, by an EEOC Commissioner with the EEOC Systemic Litigation Unit alleging:  (i) failure to hire and assign females to production job positions; and (ii) failure to hire females, African-Americans and Hispanics into the Management Trainee program.  The investigations of these allegations are pending and no determinations have been made.  On August 29, 2006, the EEOC Indianapolis District Office issued a dismissal and notice of rights and closed its file on the Clifton Cooper charge served on Cintas on March 23, 2005, by Mr. Cooper on behalf of himself and a similarly situated class with the EEOC Systemic Litigation Unit alleging discriminatory pay and treatment due to race.  Mr. Cooper’s claims are now part of the Houston arbitration matter disclosed hereinabove.

Cintas is also a defendant in a lawsuit, J. Lester Alexander, III v. Cintas Corporation, et al., which was originally filed on October 25, 2004, and is currently pending in the Circuit Court of Randolph County, Alabama.  The case was brought by J. Lester Alexander, III, the Chapter 7 Trustee (the Trustee) of Terry Manufacturing Company, Inc. (TMC) and Terry Uniform Company, LLC (TUC), against Cintas in Randolph County, Alabama.  The Trustee seeks damages against Cintas for allegedly breaching fiduciary duties to TMC and TUC and for allegedly aiding and abetting breaches of fiduciary duties by others to those entities.  The complaint also includes allegations that Cintas breached certain limited liability company agreements, or alternatively, misrepresented its intention to perform its obligations in those agreements and acted as alter egos of the bankrupt TMC and is therefore liable for all of TMC's debts.  The Trustee is seeking $50,000 in compensatory damages and $100,000 in punitive damages.  Cintas denies these claims and is vigorously defending itself against all claims in the complaint.   If there is an adverse verdict on the merits or in the event of a negotiated settlement of this lawsuit, the resulting liability could be material to Cintas.  Any estimated liability relating to this lawsuit is not determinable at this time.

The litigation discussed above, if decided adversely to or settled by Cintas, may, individually or in the aggregate, result in liability material to Cintas’ financial condition or consolidated results of operations.  Cintas may enter into discussions regarding settlement of these and other lawsuits, and may enter into settlement agreements if it believes such settlement is in the best interest of Cintas’ shareholders.

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

9.	Segment Information

Cintas historically classified its businesses into two operating segments, Rentals and Other Services.  The Rentals operating segment reflects the rental and servicing of uniforms and other garments, mats, mops and shop towels.  In addition to these rental items, restroom and hygiene products and services are also provided within this segment.  Effective June 1, 2007, this operating segment has been renamed to be Rental Uniforms and Ancillary Products.

The Other Services operating segment historically consisted of the direct sale of uniforms and related items, first aid, safety and fire protection products and services, document management services and branded promotional products.  Effective June 1, 2007, the Other Services operating segment was separated into three reportable operating segments – Uniform Direct Sales, First Aid, Safety and Fire Protection Services and Document Management Services.  This change provides more visibility to these operating segments as they continue to grow and have a larger impact on Cintas’ consolidated results.  The Uniform Direct Sales operating segment consists of the direct sale of uniforms and related items and branded promotional products.  The First Aid, Safety and Fire Protection Services operating segment consists of first aid, safety and fire protection products and services.  The Document Management Services operating segment consists of document destruction and document retention services.

Cintas evaluates the performance of each operating segment based on several factors of which the primary financial measures are operating segment revenue and income before income taxes.  The accounting policies of the operating segments are the same as those described in Note 1.  Information as to the operations of Cintas’ operating segments is set forth below.  The information for the three months ended August 31, 2006, has been restated to reflect the changes in the reportable operating segments described above.

	Rental Uniforms & Ancillary Products	Uniform Direct Sales	First Aid, Safety & Fire Protection	Document Management	Corporate		Total
As of and for the three months ended August 31, 2007

Revenue	$710,354	$118,805	$102,256	$37,713	$	----	$969,128
Income (loss) before
income taxes	$114,793	$11,127	$10,621	$4,121		$(11,375)	$129,287
Total assets	$2,592,401	$182,278	$332,757	$375,122		$138,272	$3,620,830

As of and for the three months ended August 31, 2006

Revenue	$687,658	$116,997	$88,336	$21,170	$	----	$914,161
Income (loss) before
income taxes	$124,080	$11,903	$9,179	$1,191		$(10,906)	$135,447
Total assets	$2,519,943	$163,572	$287,521	$238,291		$174,894	$3,384,221

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

10.	Supplemental Guarantor Information

Cintas Corporation No. 2 (Corp. 2) is the indirectly, wholly-owned principal operating subsidiary of Cintas.  Corp. 2 is the issuer of the $475,000 of long-term notes, which are unconditionally guaranteed, jointly and severally, by Cintas Corporation and its wholly-owned, direct and indirect domestic subsidiaries.

As allowed by SEC rules, the following condensed consolidating financial statements are provided as an alternative to filing separate financial statements of the guarantors.  Each of the subsidiaries presented in the condensed consolidating financial statements has been fully consolidated in Cintas' consolidated financial statements.  The condensed consolidating financial statements should be read in conjunction with the consolidated financial statements of Cintas and notes thereto of which this note is an integral part.

Effective June 1, 2007, Cintas reorganized its legal structure to provide better alignment with the organizational structure of Cintas.  The impact of this change is that certain subsidiary guarantor locations and their balances have moved into Corp. 2 and certain Corp. 2 locations are now subsidiary guarantors.  The effect of this change is shown in the column entitled “Effect of Legal Restructure” on the May 31, 2007 consolidated balance sheet as shown below.

Condensed consolidating financial statements for Cintas, Corp. 2, the subsidiary guarantors and non-guarantors are presented on the following pages:

CONDENSED CONSOLIDATING INCOME STATEMENT
THREE MONTHS ENDED AUGUST 31, 2007

	Cintas Corporation		Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated
Revenue:
Rental uniforms and ancillary products	$	----	$517,963	$145,280	$47,351	$(240)	$710,354
Other services		----	346,887	137,805	13,141	(239,059)	258,774
Equity in net income of affiliates		81,063	----	----	----	(81,063)	----
		81,063	864,850	283,085	60,492	(320,362)	969,128

Costs and expenses (income):
Cost of rental uniforms and ancillary products		----	321,273	86,957	27,857	(44,597)	391,490
Cost of other services		----	228,740	117,776	8,417	(194,667)	160,266
Selling and administrative expenses		----	217,225	48,978	11,927	(1,420)	276,710
Interest income		----	----	(333)	(1,129)	----	(1,462)
Interest expense		----	12,869	(1,518)	1,486	----	12,837
		----	780,107	251,860	48,558	(240,684)	839,841

Income before income taxes		81,063	84,743	31,225	11,934	(79,678)	129,287
Income taxes		----	32,128	11,838	4,258	----	48,224
Net income		$81,063	$52,615	$19,387	$7,676	$(79,678)	$81,063

CONDENSED CONSOLIDATING INCOME STATEMENT
THREE MONTHS ENDED AUGUST 31, 2006

	Cintas Corporation		Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated
Revenue:
Rental uniforms and ancillary products	$	----	$505,523	$139,240	$43,047	$(152)	$687,658
Other services		----	320,119	130,227	13,037	(236,880)	226,503
Equity in net income of affiliates		84,962	----	----	----	(84,962)	----
		84,962	825,642	269,467	56,084	(321,994)	914,161

Costs and expenses (income):
Cost of rental uniforms and ancillary products		----	314,312	81,448	25,265	(42,725)	378,300
Cost of other services		----	244,351	85,086	8,044	(192,101)	145,380
Selling and administrative expenses		----	227,488	7,864	10,782	(2,006)	244,128
Interest income		----	(851)	(2)	(673)	----	(1,526)
Interest expense		----	12,440	(1,383)	1,375	----	12,432
		----	797,740	173,013	44,793	(236,832)	778,714

Income before income taxes		84,962	27,902	96,454	11,291	(85,162)	135,447
Income taxes		----	10,462	36,166	3,857	----	50,485
Net income		$84,962	$17,440	$60,288	$7,434	$(85,162)	$84,962

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF AUGUST 31, 2007

	Cintas Corporation		Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations		Cintas Corporation Consolidated
Assets
Current assets:
Cash and cash equivalents	$	----	$32,678	$(17,360)	$25,523	$	----	$40,841
Marketable securities		----	----	8,222	89,209		----	97,431
Accounts receivable, net		----	302,956	106,886	23,146		(23,547)	409,441
Inventories, net		----	214,900	20,148	7,861		(6,807)	236,102
Uniforms and other rental items in service		----	278,021	84,567	21,530		(31,839)	352,279
Deferred tax assets		----	----	21,914	(2,002)		----	19,912
Prepaid expenses		----	5,553	11,794	549		----	17,896
Total current assets		----	834,108	236,171	165,816		(62,193)	1,173,902

Property and equipment, at cost, net		----	654,136	221,310	57,787		----	933,233

Goodwill		----	----	1,240,716	30,064		----	1,270,780
Service contracts, net		----	157,932	3,435	4,856		----	166,223
Other assets, net		1,738,566	82,318	1,363,391	198,150		(3,305,733)	76,692
		$1,738,566	$1,728,494	$3,065,023	$456,673		$(3,367,926)	$3,620,830

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable		$(465,247)	$(1,914,544)	$2,415,928	$8,536		$25,420	$70,093
Accrued compensation and related liabilities		----	31,563	1,444	1,510		----	34,517
Accrued liabilities		----	15,523	103,246	5,449		(44)	124,174
Current income taxes		----	6,158	20,354	1,454		----	27,966
Long-term debt due within one year		----	840	3,523	----		(202)	4,161
Total current liabilities		(465,247)	(1,860,460)	2,544,495	16,949		25,174	260,911

Long-term liabilities:
Long-term debt due after one year		----	885,979	(66,762)	93,621		(36,316)	876,522
Deferred income taxes		----	----	117,673	5,211		----	122,884
Accrued liabilities		----	----	116,552	----		----	116,552
Total long-term liabilities		----	885,979	167,463	98,832		(36,316)	1,115,958

Total shareholders’ equity		2,203,813	2,702,975	353,065	340,892		(3,356,784)	2,243,961
		$1,738,566	$1,728,494	$3,065,023	$456,673		$(3,367,926)	$3,620,830

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MAY 31, 2007

	Cintas Corporation		Corp. 2	Effect of Legal Restructure*	Subsidiary Guarantors	Non- Guarantors	Eliminations		Cintas Corporation Consolidated
Assets
Current assets:
Cash and cash equivalents	$	----	$1,327	$32,622	$(24,835)	$26,246	$	----	$35,360
Marketable securities		----	36,664	(36,664)	36,664	83,389		----	120,053
Accounts receivable, net		----	271,868	26,974	109,375	24,252		(23,599)	408,870
Inventories, net		----	204,164	4,032	23,350	7,775		(7,580)	231,741
Uniforms and other rental items in service		----	273,246	33	82,621	21,482		(32,451)	344,931
Prepaid expenses		----	11,486	(6,115)	9,506	904		----	15,781
Total current assets		----	798,755	20,882	236,681	164,048		(63,630)	1,156,736

Property and equipment, at cost, net		----	619,691	25,787	218,903	55,862		----	920,243

Goodwill		----	347,516	(347,516)	1,223,896	21,981		----	1,245,877
Service contracts, net		----	102,574	60,387	3,724	4,676		----	171,361
Other assets, net		1,665,370	72,191	10,721	1,363,667	194,142		(3,229,828)	76,263
		$1,665,370	$1,940,727	$(229,739)	$3,046,871	$440,709		$(3,293,458)	$3,570,480

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable		$(465,247)	$(423,711)	$(1,387,144)	$2,312,352	$1,926		$26,446	$64,622
Accrued compensation and related liabilities		----	42,152	5,478	12,189	3,007		----	62,826
Accrued liabilities		----	196,158	(151,805)	150,790	6,477		(934)	200,686
Income taxes:
Current		----	586	(23)	16,206	1,815		----	18,584
Deferred		----	----	----	50,237	1,942		----	52,179
Long-term debt due within one year		----	3,228	222,586	(221,486)	----		(187)	4,141
Total current liabilities		(465,247)	(181,587)	(1,310,908)	2,320,288	15,167		25,325	403,038

Long-term debt due after one year		----	882,921	(221,352)	159,255	92,448		(36,198)	877,074
Deferred income taxes		----	----	----	117,485	5,145		----	122,630
Total shareholders’ equity		2,130,617	1,239,393	1,302,521	449,843	327,949		(3,282,585)	2,167,738
		$1,665,370	$1,940,727	$(229,739)	$3,046,871	$440,709		$(3,293,458)	$3,570,480

* The amounts in this column represent the net transfer of balances between subsidiary guarantors and Corp. 2 caused by the legal restructure as described above.  The subsidiary guarantor column has been changed to reflect the new legal structure as of June 1, 2007.  The combination of the Corp. 2 amounts and this column represents the restructured Corp. 2 as of June 1, 2007.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED AUGUST 31, 2007
	Cintas Corporation		Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations		Cintas Corporation Consolidated
Cash flows from operating activities:
Net income		$81,063	$52,615	$19,387	$7,676		$(79,678)	$81,063
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation		----	22,488	11,270	1,878		----	35,636
Amortization of deferred charges		----	9,784	338	464		----	10,586
Stock-based compensation		2,132	----	----	----		----	2,132
Deferred income taxes		----	----	17,418	----		----	17,418
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable		----	(3,286)	2,489	1,493		(52)	644
Inventories		----	(6,704)	3,252	(68)		(773)	(4,293)
Uniforms and other rental items in service		----	(4,742)	(1,998)	224		(612)	(7,128)
Prepaid expenses		----	(182)	(2,288)	353		----	(2,117)
Accounts payable		----	(86,870)	86,759	6,572		(1,026)	5,435
Accrued compensation and related liabilities		----	(16,067)	(10,745)	(1,574)		----	(28,386)
Accrued liabilities and other		----	(28,949)	(48,822)	(984)		890	(77,865)
Income taxes payable		----	5,595	18,790	(384)		----	24,001

Net cash provided by (used in) operating activities		83,195	(56,318)	95,850	15,650		(81,251)	57,126

Cash flows from investing activities:
Capital expenditures		----	(29,680)	(13,658)	(2,006)		----	(45,344)
Proceeds from sale or redemption of marketable securities		----	----	29,156	----		----	29,156
Purchase of marketable securities and investments		----	(440)	(3,969)	(4,650)		2,822	(6,237)
Acquisitions of businesses, net of cash acquired		----	(22,949)	----	(9,681)		----	(32,630)
Other		(86,926)	108,611	(100,070)	----		78,562	177

Net cash (used in) provided by investing activities		(86,926)	55,542	(88,541)	(16,337)		81,384	(54,878)

Cash flows from financing activities:
Proceeds from issuance of debt		----	224,750	----	----		----	224,750
Repayment of debt		----	(225,314)	165	----		(133)	(225,282)
Stock options exercised		7,230	----	----	----		----	7,230
Other		(3,499)	69	----	(35)		----	(3,465)

Net cash provided by (used in) financing activities		3,731	(495)	165	(35)		(133)	3,233

Net (decrease) increase in cash and cash equivalents		----	(1,271)	7,474	(722)		----	5,481
Cash and cash equivalents at beginning of period		----	33,949	(24,834)	26,245		----	35,360
Cash and cash equivalents at end of period	$	----	$32,678	$(17,360)	$25,523	$	----	$40,841

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED AUGUST 31, 2006
	Cintas Corporation		Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations		Cintas Corporation Consolidated
Cash flows from operating activities:
Net income		$84,962	$17,440	$60,288	$7,434		$(85,162)	$84,962
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation		----	20,345	11,113	1,620		----	33,078
Amortization of deferred charges		----	5,419	3,584	687		----	9,690
Stock-based compensation		(598)	----	----	----		----	(598)
Deferred income taxes		----	3,711	7,084	(23)		----	10,772
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable		----	(2,432)	(4,195)	666		4,759	(1,202)
Inventories		----	(12,381)	(357)	(427)		784	(12,381)
Uniforms and other rental items in service		----	412	(2,112)	(26)		(585)	(2,311)
Prepaid expenses		----	635	137	(138)		----	634
Accounts payable		----	(181,369)	170,608	4,826		(5,835)	(11,770)
Accrued compensation and related liabilities		----	(2,731)	312	(358)		----	(2,777)
Accrued liabilities		----	(1,176)	(58,370)	(135)		904	(58,777)
Income taxes payable		----	4,090	4,379	(1,945)		----	6,524

Net cash provided by (used in) operating activities		84,364	(148,037)	192,471	12,181		(85,135)	55,844

Cash flows from investing activities:
Capital expenditures		----	(15,271)	(18,968)	(2,257)		----	(36,496)
Proceeds from sale or redemption of marketable securities		----	65,298	----	916		----	66,214
Purchase of marketable securities and investments		----	(9,316)	8,920	(2,491)		(640)	(3,527)
Acquisitions of businesses, net of cash acquired		----	----	(25,101)	----		----	(25,101)
Other		28,520	44,449	(160,556)	114		85,519	(1,954)

Net cash provided by (used in) investing activities		28,520	85,160	(195,705)	(3,718)		84,879	(864)

Cash flows from financing activities:
Proceeds from issuance of debt		----	250,000	2,460	----		----	252,460
Repayment of debt		----	(194,189)	(41)	(309)		256	(194,283)
Stock options exercised		3,403	----	----	----		----	3,403
Repurchase of common stock		(114,418)	----	----	----		----	(114,418)
Other		(1,869)	(3,691)	----	(531)		----	(6,091)

Net cash (used in) provided by financing activities		(112,884)	52,120	2,419	(840)		256	(58,929)

Net (decrease) increase in cash and cash equivalents		----	(10,757)	(815)	7,623		----	(3,949)
Cash and cash equivalents at beginning of period		----	9,461	8,674	20,779		----	38,914
Cash and cash equivalents at end of period	$	----	$(1,296)	$7,859	$28,402	$	----	$34,965

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

We pursue the strategy of broadening our customer base in a few ways.  Cintas has a national sales organization introducing all of our products and services to prospects in all business segments.  Our ever expanding range of products and services allows our sales organization to consider any type of business a prospect.  We also broaden our customer base through geographic expansion, especially in our emerging businesses of first aid, safety and fire protection and document management.  Finally, we will continue to evaluate strategic acquisitions as opportunities arise.

RESULTS OF OPERATIONS

Cintas historically classified its businesses into two operating segments, Rentals and Other Services.  The Rentals operating segment reflects the rental and servicing of uniforms and other garments, mats, mops and shop towels.  In addition to these rental items, restroom and hygiene products and services are also provided within this segment.  Effective June 1, 2007, this operating segment has been renamed to be Rental Uniforms and Ancillary Products.

The Other Services operating segment historically consisted of the direct sale of uniforms and related items, first aid, safety and fire protection products and services, document management services and branded promotional products.  Effective June 1, 2007, the Other Services operating segment was separated into three reportable operating segments – Uniform Direct Sales, First Aid, Safety and Fire Protection Services and Document Management Services.  This change provides more visibility to these operating segments as they continue to grow and have a larger impact on Cintas’ consolidated results.  The Uniform Direct Sales operating segment consists of the direct sale of uniforms and related items and branded promotional products.  The First Aid, Safety and Fire Protection Services operating segment consists of first aid, safety and fire protection products and services.  The Document Management Services operating segment consists of document destruction and document retention services.  Revenue and income before income taxes for each of these operating segments for the three months ended

August 31, 2007 and August 31, 2006, are presented in Note 9 entitled Segment Information of “Notes to Consolidated Condensed Financial Statements.”

New Accounting Pronouncement

As of June 1, 2007, Cintas adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FAS 109), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FAS 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As a result of the implementation of FIN 48, Cintas recorded a decrease to opening retained earnings as of June 1, 2007, of $13.7 million.  Cintas’ adoption of FIN 48 is more fully described in Note 6 entitled Income Taxes of “Notes to Consolidated Condensed Financial Statements.”

FASB Statement No. 157, Fair Value Measurements (FAS 157), defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements.  FAS 157 is effective for fiscal years beginning after November 15, 2007. Cintas is currently assessing the impact of FAS 157 on its consolidated financial statements.

FASB Statement No. 159, Fair Value Option for Financial Assets and Financial Liabilities (FAS 159), allows for voluntary measurement of many financial assets and financial liabilities at fair value.  FAS 159 is effective for fiscal years beginning after November 7, 2007. Cintas is currently assessing the impact of FAS 159 on its consolidated financial statements.

Three Months Ended August 2007 Compared to Three Months Ended August 2006

Revenue, Expenses and Income

Revenue Comparison

Total revenue increased 6.0% for the three months ended August 31, 2007, over the same period in fiscal 2007.  Internal growth for this period was 4.2%. The remaining 1.8% represents growth derived mainly through acquisitions in our Rental Uniforms and Ancillary Products operating segment, our First Aid, Safety and Fire Protection Services operating segment and our Document Management Services operating segment.

Rental Uniforms and Ancillary Products revenue increased 3.3% for the three months ended August 31, 2007, over the same period in the prior fiscal year.  This operating segment’s internal growth for the first quarter of fiscal 2008 was 3.0% as compared to the three months ended August 31, 2006.  The internal growth is primarily due to the sale of new rental programs to customers, offset by lost business.  The remaining growth was generated primarily through the acquisition of uniform and mat rental businesses.

Other Services revenue increased 14.2% for the three months ended August 31, 2007, over the same period in the prior year.  Other Services internal growth for the first quarter of fiscal 2008 was 7.8% as compared to the three months ended August 31, 2006.  This internal growth was generated primarily through the increased sales of first aid, safety and fire protection products and services and document management services to customers. The additional growth was generated through a combination of acquisitions of first aid, safety and fire protection businesses and document management businesses.

The Other Services revenue consists of revenue from the reportable operating segments of Uniform Direct Sales, First Aid, Safety and Fire Protection Services and Document Management Services.  Uniform Direct Sales operating segment revenue increased 1.5% for the three months ended August 31, 2007, over the same period in fiscal 2007.  There were no acquisitions in the Uniform Direct Sales operating segment during the three months ended August 31, 2007.  First Aid, Safety and Fire Protection Services operating segment revenue increased 15.8% for the three months ended August 31, 2007.  This operating segment’s internal growth for the period was 7.7% over the same period last fiscal year.  The internal growth was negatively impacted by lower than anticipated fire suppression system installation revenue within Fire Protection.  The remaining growth was generated through the acquisition of first aid, safety and fire protection businesses.  Document Management Services operating segment revenue increased 78.1% for the three months ended August 31, 2007, over the same period in fiscal 2007.  This operating segment’s internal growth for the period was 43.2% over the same period last fiscal year, and the remaining growth was generated through the acquisition of document management businesses.

Expense Comparison

Cost of rental uniforms and ancillary products consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other rental items.  Cost of rental uniforms and ancillary products increased 3.5% for the three months ended August 31, 2007, as compared to the three months ended August 31, 2006.  This increase reflects increases in material costs of $6.8 million and in delivery labor of $5.4 million due to increased Rental Uniforms and Ancillary Products revenue.

Cost of other services consists primarily of cost of goods sold (predominantly uniforms and first aid products), delivery expenses and distribution expenses in the Uniform Direct Sales operating segment, the First Aid, Safety and Fire Protection Services operating segment and the Document Management Services operating segment.  Cost of other services increased $14.9 million, or 10.2%, for the three months ended August 31, 2007, as compared to the three months ended August 31, 2006.  This increase was mainly due to increased Other Services volume.  Cost of uniform direct sales increased $1.0 million for the three months ended August 31, 2007, due to increased Uniform Direct Sales volume.  Cost of first aid, safety and fire protection services increased $6.4 million for the three months ended August 31, 2007, due to increased First Aid, Safety and Fire Protection Services volume.  Cost of document management services increased $7.4 million for the three months ended August 31, 2007, due to increased Document Management Services volume.

Selling and administrative expenses increased 13.3% for the three months ended August 31, 2007, as compared to the three months ended August 31, 2006.  In order to accelerate revenue growth, we continue to invest in our sales organization and continue to increase our marketing plans and sales promotions.  These measures combined to increase our selling costs by $17.0 million over the prior year.  Share-based compensation expense was $2.1 for the three months ended August 31, 2007, which was an increase of $2.7 million from last year.  The share-based compensation expense last year of ($0.6) million included a cumulative catch-up adjustment of $2.2 million due to a change in estimated forfeitures for certain equity awards.  In addition, administrative expenses increased by $4.4 million as a result of an increase in legal and other professional services.

Net interest expense (interest expense less interest income) was $11.4 million for the three months ended August 31, 2007, compared to $10.9 million for the same period in the prior fiscal year.  This increase in net interest expense is primarily due to the increased level of borrowing used to fund acquisitions and to fund the share buyback program.

Income before income taxes decreased $6.2 million, or 4.5%, for the three months ended August 31, 2007, as compared to the three months ended August 31, 2006.  Income before income taxes decreased $9.3 million for the Rental Uniforms and Ancillary Products operating segment and decreased $0.8 million for the Uniform Direct Sales operating segment for the period compared to the same period last fiscal year, primarily as a result of the increased investment in our sales organization and increases in our marketing plans and sales promotions.  Income before income taxes for the First Aid, Safety and Fire Protection Services operating segment increased $1.4 million for the period compared to the same period last fiscal year, primarily as a result of increased operating segment revenue.  Income before income taxes for the Document Management Services operating segment increased $2.9 million for the period compared to the same period last fiscal year, primarily as a result of increased operating segment revenue.

Cintas’ effective tax rate is 37.3% for the three months ended August 31, 2007, which is consistent with August 31, 2006.

Income Comparison

Net income decreased 4.6% for the three months ended August 31, 2007, from the same period in fiscal 2007, primarily due to the increased investment in our sales organization and increases in our marketing plans and sales promotions as described above.  Diluted earnings per share decreased 3.8% for the three months ended August 31, 2007, from the same period in the prior fiscal year.

Financial Condition

At August 31, 2007, Cintas had $138.3 million in cash, cash equivalents and marketable securities, a decrease of $17.1 million from May 31, 2007.  This decrease was primarily due to pre-funding of employee medical costs.  Capital expenditures were $45.3 million for the three months ended August 31, 2007.  We expect capital expenditures for the year to be between $170.0 and $190.0 million.  Cash, cash equivalents and marketable securities are expected to be used to finance future acquisitions, capital expenditures, expansion and additional purchases under the share buyback program as detailed below.  We believe that our current cash position, funds generated from operations and the strength of our banking relationships provides sufficient means to meet our anticipated operational and capital requirements.

Net property and equipment increased by $13.0 million from May 31, 2007 to August 31, 2007, due to our continued investment in rental facilities and equipment.  Cintas opened one new rental facility in the first quarter of fiscal 2008 and had an additional six uniform rental facilities under construction.

In May 2005, Cintas announced that the Board of Directors authorized a $500.0 million share buyback program at market prices.  In July 2006, Cintas announced that the Board of Directors approved the expansion of its share buyback program by an additional $500.0 million.  From the inception of the share buyback program through September 30, 2007, Cintas has purchased a total of approximately 14.2 million shares of Cintas common stock, or approximately 8% of the total shares outstanding at the beginning of the program, at an average price of $40.89 per share for a total purchase price of $580.6 million.  The Board of Directors did not specify an expiration date for this program.

Following is information regarding Cintas' long-term contractual obligations and other commitments outstanding as of August 31, 2007:

(In thousands)	Payments Due by Period
Long-term contractual obligations	Total	One year or less	Two to three years	Four to five years	After five Years

Long-term debt (1)	$879,044	$3,534	$1,355	$394,007	$480,148
Capital lease obligations (2)	1,639	627	532	240	240
Operating leases (3)	70,279	21,319	28,483	13,661	6,816
Interest payments (4)	587,776	51,240	104,360	58,521	373,655
Interest swap agreements (5)	----	----	----	----	----
Unconditional purchase obligations	----	----	----	----	----
Total contractual cash obligations	$1,538,738	$76,720	$134,730	$466,429	$860,859

Cintas also makes payments to defined contribution plans.  The amounts of contributions made to the plans are made at the discretion of Cintas.  Future contributions are assumed to increase 10% annually.  Assuming this 10% increase, payments due in one year or less would be $31,986, two to three years would be $73,887 and four to five years would be $89,404.  Payments for years thereafter are assumed to continue increasing by 10% each year.

(1)	Long-term debt primarily consists of $475,000 in long-term notes and $392,750 in commercial paper.
(2)	Capital lease obligations are classified as debt on the consolidated balance sheets.
(3)	Operating leases consist primarily of building leases and a synthetic lease on a corporate jet.

(4)
Interest payments include interest on both fixed and variable rate debt.  Rates have been assumed to increase 25 basis points in fiscal 2008, an additional 25 basis points in fiscal 2009 and then remain constant in future years.

(5)	Reference Note 5 entitled Debt, Derivatives and Hedging Activities of “Notes to Consolidated Condensed Financial Statements” for a detailed discussion of interest swap agreements.

(In thousands)	Amount of Commitment Expiration Per Period
Other commercial commitments	Total	One year or less		Two to three years		Four to five years	After five Years

Lines of credit (1)	$600,000	$	----	$	----	$600,000	$	----
Standby letter of credit (2)	78,155		78,155		----	----		----
Guarantees	----		----		----	----		----
Standby repurchase obligations	----		----		----	----		----
Other commercial commitments	----		----		----	----		----
Total commercial commitments	$678,155		$78,155	$	----	$600,000	$	----

(1)	Back-up facility for the commercial paper program.
(2)	Support certain outstanding long-term debt and self-insured workers' compensation and general liability insurance programs.

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

Cintas also is a defendant in a purported class action lawsuit, Mirna E. Serrano, et al. v. Cintas Corporation (Serrano), filed on May 10, 2004, and pending in the United States District Court, Eastern District of Michigan, Southern Division.  Serrano alleges that Cintas discriminated against women in hiring into various service sales representative positions across all divisions of Cintas throughout the United States.  On November 15, 2005, the Equal Employment Opportunity Commission (EEOC) intervened in the Serrano lawsuit.  The Serrano plaintiffs seek injunctive relief, compensatory damages, punitive damages, attorneys’ fees and other remedies.  Cintas is a defendant in another purported class action lawsuit, Nelly Blanca Avalos, et al. v. Cintas Corporation (Avalos), currently pending in the United States District Court, Eastern District of Michigan, Southern Division.  Avalos alleges that Cintas discriminated against women, African-Americans and Hispanics in hiring into various service sales representative  positions in Cintas’ Rental division only throughout the United States.  On April 27, 2005, the EEOC intervened in the claims asserted in Avalos.  The Avalos plaintiffs seek injunctive relief, compensatory damages, punitive damages, attorneys’ fees and other remedies.  The claims in Avalos originally were brought in the previously disclosed lawsuit captioned Robert Ramirez, et al. v. Cintas Corporation (Ramirez), filed on January 20, 2004, in the United States District Court, Northern District of California, San Francisco Division.  On May 11, 2006, however, those claims were severed from Ramirez and transferred to the Eastern District of Michigan, Southern Division, where the case was re-named Avalos.  On July 10, 2006, Avalos and Serrano were consolidated for all pretrial purposes, including proceedings on class certification.  The consolidated case is known as Mirna E. Serrano/Blanca Nelly Avalos, et al. v. Cintas Corporation (Serrano/Avalos), and remains pending in the United States District Court, Eastern District of Michigan, Southern Division.  No filings or determinations have been made in Serrano/Avalos as to class certification.  There can be no assurance as to whether a class will be certified or, if a class is certified, as to the geographic or other scope of such class.  The non-service sales representative hiring claims in the previously disclosed Ramirez case that have not been dismissed remain pending in the Northern District of California, San Francisco Division, but were ordered to arbitration and stayed pending the completion of arbitration.  The Ramirez purported class action claims currently in arbitration include allegations that Cintas failed to promote Hispanics into supervisory positions, discriminated against African-Americans and Hispanics in service sales representative route assignments and discriminated against African-Americans in hourly pay in Cintas’ Rental division only throughout the United States.  The Ramirez plaintiffs seek injunctive relief, compensatory damages, punitive damages, attorneys’ fees and other remedies.  No filings or determinations have been made in Ramirez as to class certification.  There can be no assurance as to whether a class will be certified or, if a class is certified, as to the geographic or other scope of such class.  On February 20, 2007, the plaintiffs Colleen Grindle et al. filed a separate lawsuit in the Court of Common Pleas, Wood County, Ohio, captioned Colleen Grindle, et al. v. Cintas Corporation (Grindle), on behalf of a class of female employees at Cintas’ Perrysburg, Ohio location who allegedly were denied hire, promotion or transfer to service sales representative positions on the basis of their gender.  The Grindle plaintiffs seek injunctive relief, compensatory damages, punitive damages, attorneys’ fees and other remedies.  No filings or determinations have been made in Grindle as to class certification.  There can be no assurance as to whether a class will be certified or, if a class is certified, as to the geographic or other scope of such class.  In addition, a class action lawsuit, Larry Houston, et al. v. Cintas Corporation (Houston), was filed on August 3, 2005, in the United States District Court for the Northern District of California on behalf of African-American managers alleging racial discrimination.  On November 22, 2005, the court entered an order requiring the named plaintiffs in the Houston lawsuit to arbitrate all of their claims for monetary damages.  If there is an adverse verdict or a negotiated settlement of all or any of these actions, the resulting liability and/or any increased costs of operations on an ongoing basis could be material to Cintas.  Any estimated liability relating to these proceedings is not determinable at this time.

Other similar administrative proceedings are pending including two charges filed on November 30, 2004, by an EEOC Commissioner with the EEOC Systemic Litigation Unit alleging:  (i) failure to hire and assign females to production job positions; and (ii) failure to hire females, African-Americans and Hispanics into the Management Trainee program.  The investigations of these allegations are pending and no determinations have been made.  On August 29, 2006, the EEOC Indianapolis District Office issued a dismissal and notice of rights and closed its file on the Clifton Cooper charge served on Cintas on March 23, 2005, by Mr. Cooper on behalf of himself and a similarly situated class with the EEOC Systemic Litigation Unit alleging discriminatory pay and treatment due to race.  Mr. Cooper’s claims are now part of the Houston arbitration matter disclosed hereinabove.

Cintas is also a defendant in a lawsuit, J. Lester Alexander, III v. Cintas Corporation, et al., which was originally filed on October 25, 2004, and is currently pending in the Circuit Court of Randolph County, Alabama.  The case was brought by J. Lester Alexander, III, the Chapter 7

Trustee (the Trustee) of Terry Manufacturing Company, Inc. (TMC) and Terry Uniform Company, LLC (TUC), against Cintas in Randolph County, Alabama.  The Trustee seeks damages against Cintas for allegedly breaching fiduciary duties to TMC and TUC and for allegedly aiding and abetting breaches of fiduciary duties by others to those entities.  The complaint also includes allegations that Cintas breached certain limited liability company agreements, or alternatively, misrepresented its intention to perform its obligations in those agreements and acted as alter egos of the bankrupt TMC and is therefore liable for all of TMC's debts.  The Trustee is seeking $50 million in compensatory damages and $100 million in punitive damages.  Cintas denies these claims and is vigorously defending itself against all claims in the complaint.   If there is an adverse verdict on the merits or in the event of a negotiated settlement of this lawsuit, the resulting liability could be material to Cintas.  Any estimated liability relating to this lawsuit is not determinable at this time.

The litigation discussed above, if decided adversely to or settled by Cintas, may, individually or in the aggregate, result in liability material to Cintas’ financial condition or results of operations.  Cintas may enter into discussions regarding settlement of these and other lawsuits, and may enter into settlement agreements if it believes such settlement is in the best interest of Cintas’ shareholders.

Outlook

Our outlook is positive for the remainder of fiscal 2008.  In fiscal 2007, we reorganized our sales efforts to become more efficient and productive.  Our new sales organization is now fully staffed and operational.  We believe that the initial disruption in new business sales caused by the reorganization is behind us, and we are beginning to see an improvement in new business results.  We expect the new sales organization to continue to gain strength and momentum as we progress through the rest of fiscal 2008.

We will continue searching out additional products and services to become an even more valuable resource for our customers.  We believe that the high level of customer service provided by our employee-partners and supported by our infrastructure, quality products, financial resources and corporate culture will provide for continued business success.  As such, we see upside potential for all of our business units.  Although difficult to predict, we anticipate continued growth in all of our operating segments.

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

For fiscal year 2008, we expect our effective tax rate to be consistent with that of the three months ended August 31, 2007.

Cintas continues to be the target of a corporate unionization campaign by Unite Here and the Teamsters unions.  These unions are attempting to pressure Cintas into surrendering our employees' rights to a government-supervised election and unilaterally accept union representation.  Cintas' philosophy in regard to unions is straightforward:  We believe that employees have the right to say yes to union representation and the freedom to say no through secret ballot elections.  This campaign could be materially disruptive to our business and could materially adversely affect results of operations.  We will continue to vigorously oppose this campaign and to defend our employees' rights.

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

ITEM 4.
CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

With the participation of Cintas’ management, including Cintas’ Chief Executive Officer and President, Chief Financial Officer, General Counsel and Controllers, Cintas has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of August 31, 2007.  Based on such evaluation, Cintas’ management, including Cintas’ Chief Executive Officer and President, Chief Financial Officer, General Counsel and Controllers, have concluded that Cintas’ disclosure controls and procedures were effective as of August 31, 2007, in ensuring (i) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is accumulated and communicated to Cintas’ management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in Cintas’ internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended August 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. See “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” on pages 29 and 30 of our most recent Form 10-K.

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

Also note that we provide a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our businesses in Part II, Item 1A, of this Quarterly Report and in our Annual Report on Form 10-K for the year ended May 31, 2007. These are factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You should understand that it is not possible to predict or identify all such factors. The risks and uncertainties described herein are not the only ones we may face. Additional risks and uncertainties presently not known to us or that we currently believe to be immaterial may also harm our business.  Consequently, you should not consider the risk factors identified in Part II, Item 1A, in this Quarterly Report and in our Form 10-K for the year ended May 31, 2007, to be a complete discussion of all potential risks or uncertainties.

CINTAS CORPORATION

Part II.  Other Information

      Item 1.      Legal Proceedings

I. Supplemental Information:  We discuss certain legal proceedings pending against us in Part I of this Quarterly Report on Form 10-Q under the caption “Item 1. Financial Statements,” in Note 8 entitled Litigation and Other Contingencies of “Notes to Consolidated Condensed Financial Statements,” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Litigation and Other Contingencies.”  We refer you to those discussions for important information concerning those legal proceedings, including the basis for such actions and, where known, the relief sought.  We provide the following additional information concerning those legal proceedings which sets forth the name of the lawsuit, the court in which the lawsuit is pending and the date on which the petition commencing the lawsuit was filed.

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

Race and Gender Litigation and Related Charges: Robert Ramirez, et al. v. Cintas Corporation (Ramirez), United States District Court, Northern District of California, San Francisco Division, January 20, 2004, alleging class action claims of race, national origin and gender discrimination in hiring, promotion and pay; On April 27, 2005, the Equal Employment Opportunity Commission (EEOC) intervened in Ramirez; Mirna E. Serrano, et al. v. Cintas Corporation (Serrano), United States District Court for the Eastern District of Michigan, Southern Division, May 10, 2004, alleging class action claims of gender discrimination in hiring into service sales representative positions; On November 15, 2005, the EEOC intervened in Serrano; On May 11, 2006, the Ramirez African-American, Hispanic and female failure to hire into service sales representative positions claims and the EEOC’s intervention were transferred to the Serrano case, the remaining claims in Ramirez were dismissed or compelled to arbitration; Colleen Grindle, et al. v. Cintas Corporation, Court of Common Pleas, Wood County, Ohio, February 20, 2007, alleging class action claims on behalf of female employees at Cintas’ Perrysburg, Ohio rental location who allegedly were denied hire, promotion or transfer into service sales representative positions; Larry Houston, et al. v. Cintas Corporation (Houston), United States District Court for the Northern District of California, August 3, 2005; On November 22, 2005, the named plaintiffs in Houston were ordered to arbitration; EEOC charge filed by Clifton Cooper on March 23, 2005, with the EEOC Systemic Litigation Unit; Mr. Cooper’s claims are now part of the Houston arbitration matter; EEOC Commissioner’s charge filed on November 30, 2004, with the EEOC Systemic Litigation Unit alleging:  (i) failure to hire and assign females to production job positions; and (ii) failure to hire females, African-Americans and Hispanics into the Management Trainee program.

Breach of Fiduciary Duties:  J. Lester Alexander, III v. Cintas Corp., et al., Circuit Court, Randolph County, Alabama, October 25, 2004.

   Item 1A.      Risk Factors

The risks described in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended May 31, 2007, describe risks that could materially and adversely affect our business, financial condition and results of operations and the trading price of our debt or equity securities could decline.  These risks are not the only risks that we face.  Our business, financial condition and results of operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.

   Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of fiscal 2008, Cintas also acquired 47,935 shares as payment received from employees upon the exercise of options under the stock option plan.

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

CINTAS CORPORATION (Registrant)

Date: October 5, 2007	By:	/s/William C. Gale
William C. Gale
Senior Vice President and Chief Financial Officer
(Chief Accounting Officer)