Form 10-Q
period 2007-11-30
CINTAS CORP
filed 2008-01-04
CIK 723254

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

( X )              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2007

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

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   Ö   No

Indicate by checkmark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  Ö                    Accelerated Filer                        Non-Accelerated Filer

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       No  Ö

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding December 31, 2007
Common Stock, no par value	153,677,978

CINTAS CORPORATION

CINTAS CORPORATION

ITEM 1. FINANCIAL STATEMENTS.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

(In thousands except per share data)

	Three Months Ended November 30,		Six Months Ended November 30,
	2007	2006	2007	2006

Revenue:
Rental uniforms and ancillary products	$708,845	$684,491	$1,419,199	$1,372,149
Other services	275,020	238,775	533,794	465,278

	983,865	923,266	1,952,993	1,837,427

Costs and expenses (income):
Cost of rental uniforms and ancillary products	392,211	380,015	783,701	758,315
Cost of other services	171,086	152,178	331,352	297,558
Selling and administrative expenses	275,125	248,628	551,835	492,756
Interest income	(1,796)	(1,623)	(3,258)	(3,149)
Interest expense	12,993	12,483	25,830	24,915

	849,619	791,681	1,689,460	1,570,395

Income before income taxes	134,246	131,585	263,533	267,032

Income taxes	51,393	49,058	99,617	99,543

Net income	$82,853	$82,527	$163,916	$167,489

Basic earnings per share	$0.53	$0.51	$1.04	$1.04

Diluted earnings per share	$0.53	$0.51	$1.04	$1.04

See accompanying notes.

CINTAS CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands except share data)

	November 30, 2007	May 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 56,640	$ 35,360
Marketable securities	97,627	120,053
Accounts receivable, net	420,667	408,870
Inventories, net	238,944	231,741
Uniforms and other rental items in service	363,802	344,931
Deferred income tax asset	33,672	----
Prepaid expenses	16,311	15,781

Total current assets	1,227,663	1,156,736

Property and equipment, at cost, net	949,396	920,243

Goodwill	1,277,929	1,245,877
Service contracts, net	160,769	171,361
Other assets, net	83,825	76,263

	$3,699,582	$3,570,480

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 73,837	$ 64,622
Accrued compensation and related liabilities	40,750	62,826
Accrued liabilities	174,803	200,686
Income taxes:
Current	72,474	18,584
Deferred	----	52,179
Long-term debt due within one year	1,324	4,141

Total current liabilities	363,188	403,038

Long-term liabilities:
Long-term debt due after one year	947,473	877,074
Deferred income taxes	120,961	122,630
Accrued liabilities	120,332	----

Total long-term liabilities	1,188,766	999,704

Shareholders’ equity:
Preferred stock, no par value:
100,000 shares authorized, none outstanding	----	----
Common stock, no par value:
425,000,000 shares authorized,
FY 2008: 173,069,626 issued and 153,677,303 outstanding
FY 2007: 172,874,195 issued and 158,676,872 outstanding	128,563	120,811
Paid-in capital	57,973	56,909
Retained earnings	2,683,644	2,533,459
Treasury stock:
FY 2008: 19,392,323 shares, FY 2007: 14,197,323 shares	(772,041)	(580,562)
Other accumulated comprehensive income	49,489	37,121

Total shareholders’ equity	2,147,628	2,167,738

	$3,699,582	$3,570,480

See accompanying notes.

CINTAS CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended November 30,
	2007	2006
Cash flows from operating activities:

Net income	$163,916	$167,489
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	72,271	66,074
Amortization of deferred charges	21,341	19,679
Stock-based compensation	4,809	1,250
Deferred income taxes	3,626	999
Change in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(8,216)	(14,179)
Inventories, net	(6,719)	(19,254)
Uniforms and other rental items in service	(17,422)	(9,534)
Prepaid expenses	(453)	(2,424)
Accounts payable	8,771	7,506
Accrued compensation and related liabilities	(22,250)	515
Accrued liabilities and other	(17,425)	(28,979)
Income taxes payable	68,413	38,192

Net cash provided by operating activities	270,662	227,334

Cash flows from investing activities:

Capital expenditures	(93,207)	(81,321)
Proceeds from sale or redemption of marketable securities	41,930	80,485
Purchase of marketable securities and investments	(22,861)	(11,909)
Acquisitions of businesses, net of cash acquired	(56,031)	(53,782)
Other	732	(1,049)

Net cash used in investing activities	(129,437)	(67,576)

Cash flows from financing activities:

Proceeds from issuance of debt	296,000	252,460
Repayment of debt	(228,418)	(259,929)
Stock options exercised	7,752	5,781
Repurchase of common stock	(191,479)	(141,960)
Other	(3,800)	(16,085)

Net cash used in financing activities	(119,945)	(159,733)

Net increase in cash and cash equivalents	21,280	25

Cash and cash equivalents at beginning of period	35,360	38,914

Cash and cash equivalents at end of period	$ 56,640	$ 38,939

See accompanying notes.

CINTAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands except per share data)

1.	Basis of Presentation

The consolidated condensed financial statements of Cintas Corporation (Cintas) included herein have been prepared by Cintas, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. While we believe that the disclosures are adequately presented, it is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes included in our most recent Form 10-K for the fiscal year ended May 31, 2007. A summary of our significant accounting policies is presented on page 36 of that report. There have been no material changes in the accounting policies followed by Cintas during the fiscal year, with the exception of the new accounting standard discussed in Note 2 below.

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

FASB Statement No. 157, Fair Value Measurements (FAS 157), defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007. Cintas is currently assessing the impact of FAS 157 on its consolidated financial statements and will adopt this pronouncement on June 1, 2008.

FASB Statement No. 159, Fair Value Option for Financial Assets and Financial Liabilities (FAS 159), allows for voluntary measurement of many financial assets and financial liabilities at fair value. FAS 159 is effective for fiscal years beginning after November 7, 2007. Cintas is currently assessing the impact of FAS 159 on its consolidated financial statements and whether this pronouncement will be voluntarily adopted.

CINTAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(In thousands except per share data)

3.	Earnings per Share

The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective periods:

	Three Months Ended November 30,		Six Months Ended November 30,
	2007	2006	2007	2006
Numerator:
Net income	$82,853	$82,527	$163,916	$167,489

Denominator:
Denominator for basic earnings per share-weighted average shares (000’s)	156,563	160,312	157,673	160,542

Effect of dilutive securities- employee stock options (000’s)	250	409	276	390

Denominator for diluted earnings per share-adjusted weighted average shares and assuming conversions (000’s)	156,813	160,721	157,949	160,932

Basic earnings per share	$0.53	$0.51	$1.04	$1.04

Diluted earnings per share	$0.53	$0.51	$1.04	$1.04

4.	Goodwill, Service Contracts and Other Assets

Changes in the carrying amount of goodwill and service contracts for the six months ended November 30, 2007, by operating segment, are as follows:

	Rental Uniforms & Ancillary Products	Uniform Direct Sales	First Aid, Safety & Fire Protection	Document Management	Total

Goodwill
Balance as of June 1, 2007	$863,319	$23,883	$162,021	$196,654	$1,245,877

Goodwill acquired	(243)	---	678	29,678	30,113

Foreign currency translation	1,169	75	---	695	1,939

Balance as of November 30, 2007	$864,245	$23,958	$162,699	$227,027	$1,277,929

CINTAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(In thousands except per share data)

	Rental Uniforms & Ancillary Products	Uniform Direct Sales	First Aid, Safety & Fire Protection	Document Management	Total

Service Contracts
Balance as of June 1, 2007	$104,285	$699	$45,352	$21,025	$171,361

Service contracts acquired	(30)	---	242	5,157	5,369

Service contracts amortization	(11,618)	(213)	(3,032)	(2,882)	(17,745)

Foreign currency translation	1,639	27	---	118	1,784

Balance as of November 30, 2007	$ 94,276	$513	$42,562	$23,418	$160,769

Information regarding Cintas' service contracts and other assets are as follows:

	As of November 30, 2007
	Carrying Amount	Accumulated Amortization	Net

Service contracts	$324,797	$164,028	$160,769

Noncompete and consulting agreements	$ 61,559	$ 29,215	$ 32,344
Investments	44,798	----	44,798
Other	9,016	2,333	6,683

Total	$115,373	$ 31,548	$ 83,825

	As of May 31, 2007
	Carrying Amount	Accumulated Amortization	Net

Service contracts	$317,644	$146,283	$171,361

Noncompete and consulting agreements	$ 58,218	$ 24,123	$ 34,095
Investments	35,264	----	35,264
Other	8,967	2,063	6,904

Total	$102,449	$ 26,186	$ 76,263

Amortization expense was $21,341 and $19,679 for the six months ended November 30, 2007 and November 30, 2006, respectively. Estimated amortization expense, excluding any future acquisitions, for each of the next five years is $42,553, $40,270, $37,205, $33,460 and $27,397, respectively.

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

Cintas uses cash flow hedges to hedge the exposure of variability in short-term interest rates. These agreements effectively convert a portion of the floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. The effective portion of the net gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains or losses on the ineffective portion of the hedge are charged to earnings in the current period. When outstanding, the effectiveness of these derivative instruments is reviewed at least every fiscal quarter. Examples of cash flow hedging instruments that Cintas may use are interest rate swaps, lock agreements and forward starting swaps. No cash flow hedging instruments were outstanding as of November 30, 2007.

Cintas used interest rate lock agreements to hedge against movements in the treasury rates at the time Cintas issued its senior notes in fiscal 2002 and in fiscal 2007. The amortization of the cash flow hedges resulted in a credit to other comprehensive income of $69 and $104 for the three months ended November 30, 2007 and November 30, 2006, respectively and $138 and $177 for the six months ended November 30, 2007 and November 30, 2006, respectively.

As discussed in Note 10, subsequent to November 30, 2007, Cintas issued $250,000 of senior notes due 2017. During the second quarter of fiscal 2008, Cintas entered into a new interest rate lock agreement in anticipation of this issuance. This interest rate lock agreement resulted in a charge of $3,873, net of tax, to other comprehensive income as of November 30, 2007, which will begin amortizing in other comprehensive income in the third quarter of fiscal 2008.

Cintas has certain covenants related to debt agreements. These covenants limit Cintas’ ability to incur certain liens, to engage in sale-leaseback transactions and to merge, consolidate or sell all or substantially all of Cintas’ assets. These covenants also require Cintas to maintain certain debt to capitalization and interest coverage ratios. Cross default provisions exist between certain debt instruments. If a default of a significant covenant were to occur, the default could result in an acceleration of the maturity of the indebtedness, impair liquidity and limit the ability to raise future capital. Cintas is in compliance with all significant debt covenants for all periods presented. Cintas’ debt, net of cash and marketable securities, is $794,530 as of November 30, 2007. For the six months ended November 30, 2007, net cash provided by operating activities was $270,662. Capital expenditures were $93,207 for the same period.

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

As of June 1, 2007, there was $27,580 in total unrecognized tax benefits, which if recognized, would favorably impact Cintas’ effective tax rate. Cintas recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense in the consolidated statements of income, which is consistent with the recognition of these items in prior reporting periods. The total amount accrued for interest and penalties as of June 1, 2007, was $15,173. Cintas records the tax liability under FIN 48 in both current and long-term accrued liabilities on the consolidated balance sheets. The total gross unrecognized tax benefits as of June 1, 2007, were $129,576.

In the normal course of business, Cintas provides for uncertain tax positions and the related interest, and adjusts its unrecognized tax benefits and accrued interest accordingly. During the second quarter of fiscal 2008, unrecognized tax benefits related to continuing operations increased by approximately $1,200 and accrued interest increased by approximately $1,600.

Cintas has a significant portion of its operations in the United States and Canada. Cintas is required to file federal income tax returns as well as state income tax returns in a majority of the domestic states and also in the Canadian provinces of Quebec, Alberta, British Columbia and Ontario. At times, Cintas is subject to audits in these jurisdictions. The audits, by nature, are sometimes complex and can require several years to resolve. The final resolution of any such tax audit could result in either a reduction in Cintas’ accruals or an increase in its income tax provision, either of which could have an impact on the consolidated results of operations in any given period.

All U.S. federal income tax returns are closed to audit through fiscal 2003. Cintas is currently in advanced stages of audits in certain foreign jurisdictions and certain domestic states. The years under audit cover fiscal years back to 1999. Based on the resolution of the various audits, it is reasonably possible that the balance of unrecognized tax benefits could decrease by $2,781 for the fiscal year ended May 31, 2008.

7.	Comprehensive Income

Total comprehensive income represents the net change in shareholders' equity during a period from sources other than transactions with shareholders and, as such, includes net earnings. For Cintas, the only components of total comprehensive income are the change in cumulative foreign currency translation adjustments, the change in the fair value of derivatives and the change in the fair value of available-for-sale securities. The components of comprehensive income for the three and six month periods ended November 30, 2007 and November 30, 2006 are as follows:

CINTAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(In thousands except per share data)

	Three Months Ended November 30,		Six Months Ended November 30,
	2007	2006	2007	2006
Net income	$82,853	$82,527	$163,916	$167,489

Other comprehensive income:
Foreign currency translation adjustment	13,138	(6,563)	15,951	(7,094)
Change in fair value of derivatives*	(3,804)	(6,258)	(3,735)	(16,688)
Change in fair value of available-for-sale securities**	7	292	152	640

Comprehensive income	$92,194	$69,998	$176,284	$144,347

*

Net of $2,304 and $3,736 of tax for the three months ended November 30, 2007 and November 30, 2006, respectively. Net of $2,304 and $9,905 of tax for the six months ended November 30, 2007 and November 30, 2006, respectively.

**

Net of $8 and $164 of tax for the three months ended November 30, 2007 and November 30, 2006, respectively. Net of $91 and $375 of tax for the six months ended November 30, 2007 and November 30, 2006, respectively.

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

The Other Services operating segment historically consisted of the direct sale of uniforms and related items, first aid, safety and fire protection products and services, document management services and branded promotional products. Effective June 1, 2007, the Other Services operating segment was separated into three reportable operating segments – Uniform Direct Sales operating segment, First Aid, Safety and Fire Protection Services operating segment and Document Management Services operating segment. This change provides more visibility to these operating segments as they continue to grow and have a larger impact on Cintas’ consolidated results. The Uniform Direct Sales operating segment consists of the direct sale of uniforms and related items and branded promotional products. The First Aid, Safety and Fire Protection Services operating segment consists of first aid, safety and fire protection products and services. The Document Management Services operating segment consists of document destruction and document retention services.

Cintas evaluates the performance of each operating segment based on several factors of which the primary financial measures are operating segment revenue and income before income taxes. The accounting policies of the operating segments are the same as those described in Note 1. Information as to the operations of Cintas’ operating segments is set forth below. The information for the three month and six month periods ended November 30, 2006, have been restated to reflect the changes in the reportable operating segments described above.

CINTAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(In thousands except per share data)

	Rental Uniforms & Ancillary Products	Uniform Direct Sales	First Aid, Safety & Fire Protection	Document Management	Corporate	Total

For the three months ended November 30, 2007
Revenue	$708,845	$134,455	$ 99,153	$ 41,412	$ ----	$983,865

Income (loss) before income taxes	$117,999	$15,750	$ 7,346	$ 4,348	$ (11,197)	$134,246

For the three months ended November 30, 2006
Revenue	$684,491	$127,968	$ 87,468	$ 23,339	$ ----	$923,266

Income (loss) before income taxes	$117,797	$15,526	$ 8,762	$ 360	$ (10,860)	$131,585

As of and for the six months ended November 30, 2007
Revenue	$1,419,199	$253,260	$201,409	$ 79,125	$ ----	$1,952,993

Income (loss) before income taxes	$232,792	$26,877	$ 17,967	$ 8,469	$ (22,572)	$263,533

Total assets	$2,622,562	$191,910	$340,453	$390,390	$154,267	$3,699,582

As of and for the six months ended November 30, 2006
Revenue	$1,372,149	$244,965	$175,804	$ 44,509	$ ----	$1,837,427

Income (loss) before income taxes	$241,877	$27,429	$ 17,941	$ 1,551	$ (21,766)	$267,032

Total assets	$2,531,085	$173,427	$298,465	$259,866	$172,221	$3,435,064

CINTAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(In thousands except per share data)

10.	Subsequent Events

Subsequent to November 30, 2007, Cintas issued $250,000 of senior notes due 2017. This debt bears an interest rate of 6.125% paid semi-annually beginning June 1, 2008. The proceeds generated from the offering were used to reduce Cintas’ outstanding commercial paper borrowings.

11.	Supplemental Guarantor Information

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

Condensed consolidating financial statements for Cintas, Corp. 2, the subsidiary guarantors and non-guarantors are presented on the following pages:

CONDENSED CONSOLIDATING INCOME STATEMENT

THREE MONTHS ENDED NOVEMBER 30, 2007

	Cintas Corporation		Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Rental uniforms and ancillary products	$	----	$513,329	$144,415	$51,369	$(268)	$708,845
Other services		----	356,308	143,889	17,282	(242,459)	275,020
Equity in net income of affiliates		82,853	----	----	----	(82,853)	----

		82,853	869,637	288,304	68,651	(325,580)	983,865

Costs and expenses (income):
Cost of rental uniforms and ancillary products		----	318,055	87,279	29,674	(42,797)	392,211
Cost of other services		----	238,888	120,862	10,978	(199,642)	171,086
Selling and administrative expenses		----	217,932	42,766	15,648	(1,221)	275,125
Interest income		----	----	(500)	(1,296)	----	(1,796)
Interest expense		----	12,998	(1,595)	1,590	----	12,993

		----	787,873	248,812	56,594	(243,660)	849,619

Income before income taxes		82,853	81,764	39,492	12,057	(81,920)	134,246
Income taxes		----	31,735	15,285	4,373	----	51,393

Net income		$82,853	$50,029	$24,207	$7,684	$(81,920)	$82,853

CONDENSED CONSOLIDATING INCOME STATEMENT

THREE MONTHS ENDED NOVEMBER 30, 2006

	Cintas Corporation		Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Rental uniforms and ancillary products	$	----	$502,623	$138,631	$43,389	$(152)	$684,491
Other services		----	342,641	130,277	16,009	(250,152)	238,775
Equity in net income of affiliates		82,527	----	----	----	(82,527)	----

		82,527	845,264	268,908	59,398	(332,831)	923,266

Costs and expenses (income):
Cost of rental uniforms and ancillary products		----	318,314	79,434	25,428	(43,161)	380,015
Cost of other services		----	265,011	84,905	9,673	(207,411)	152,178
Selling and administrative expenses		----	225,676	11,815	12,697	(1,560)	248,628
Interest income		----	(843)	(3)	(777)	----	(1,623)
Interest expense		----	12,538	(1,451)	1,396	----	12,483

		----	820,696	174,700	48,417	(252,132)	791,681

Income before income taxes		82,527	24,568	94,208	10,981	(80,699)	131,585
Income taxes		----	9,397	35,995	3,666	----	49,058

Net income		$82,527	$15,171	$58,213	$7,315	$(80,699)	$82,527

CONDENSED CONSOLIDATING INCOME STATEMENT

SIX MONTHS ENDED NOVEMBER 30, 2007

	Cintas Corporation		Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Rental uniforms and ancillary products	$	----	$1,031,292	$289,695	$98,720	$(508)	$1,419,199
Other services		----	703,195	281,694	30,423	(481,518)	533,794
Equity in net income of affiliates		163,916	----	----	----	(163,916)	----

		163,916	1,734,487	571,389	129,143	(645,942)	1,952,993

Costs and expenses (income):
Cost of rental uniforms and ancillary products		----	639,328	174,236	57,531	(87,394)	783,701
Cost of other services		----	467,628	238,638	19,395	(394,309)	331,352
Selling and administrative expenses		----	435,157	91,744	27,575	(2,641)	551,835
Interest income		----	----	(833)	(2,425)	----	(3,258)
Interest expense		----	25,867	(3,113)	3,076	----	25,830

		----	1,567,980	500,672	105,152	(484,344)	1,689,460

Income before income taxes		163,916	166,507	70,717	23,991	(161,598)	263,533
Income taxes		----	63,863	27,123	8,631	----	99,617

Net income		$163,916	$102,644	$43,594	$15,360	$(161,598)	$163,916

CONDENSED CONSOLIDATING INCOME STATEMENT

SIX MONTHS ENDED NOVEMBER 30, 2006

	Cintas Corporation		Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Rental uniforms and ancillary products	$	----	$1,008,146	$277,871	$86,436	$(304)	$1,372,149
Other services		----	662,760	260,504	29,046	(487,032)	465,278
Equity in net income of affiliates		167,489	----	----	----	(167,489)	----

		167,489	1,670,906	538,375	115,482	(654,825)	1,837,427

Costs and expenses (income):
Cost of rental uniforms and ancillary products		----	632,626	160,882	50,693	(85,886)	758,315
Cost of other services		----	509,362	169,991	17,717	(399,512)	297,558
Selling and administrative expenses		----	453,164	19,679	23,479	(3,566)	492,756
Interest income		----	(1,694)	(5)	(1,450)	----	(3,149)
Interest expense		----	24,978	(2,834)	2,771	----	24,915

		----	1,618,436	347,713	93,210	(488,964)	1,570,395

Income before income taxes		167,489	52,470	190,662	22,272	(165,861)	267,032
Income taxes		----	19,859	72,161	7,523	----	99,543

Net income		$167,489	$32,611	$118,501	$14,749	$(165,861)	$167,489

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF NOVEMBER 30, 2007

	Cintas Corporation		Corp. 2	Subsidiary Guarantors	Non-Guarantors	Eliminations		Cintas Corporation Consolidated

Assets
Current assets:
Cash and cash equivalents	$	----	$35,436	$(14,777)	$35,981	$	----	$56,640
Marketable securities		----	----	3,324	94,303		----	97,627
Accounts receivable, net		----	308,232	108,572	27,650		(23,787)	420,667
Inventories, net		----	217,502	18,922	8,662		(6,142)	238,944
Uniforms and other rental items in service		----	286,793	85,405	23,175		(31,571)	363,802
Deferred tax assets		----	----	35,787	(2,115)		----	33,672
Prepaid expenses		----	5,198	9,835	1,278		----	16,311

Total current assets		----	853,161	247,068	188,934		(61,500)	1,227,663

Property and equipment, at cost, net		----	660,190	227,560	61,646		----	949,396

Goodwill		----	----	1,248,079	29,850		----	1,277,929
Service contracts, net		----	152,468	3,146	5,155		----	160,769
Other assets, net		1,632,892	82,123	1,558,133	214,376		(3,403,699)	83,825

		$1,632,892	$1,747,942	$3,283,986	$499,961		$(3,465,199)	$3,699,582

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable		$(465,247)	$(2,025,831)	$2,527,551	$12,184		$25,180	$73,837
Accrued compensation and related liabilities		----	33,844	4,820	2,086		----	40,750
Accrued liabilities		----	25,974	141,601	7,273		(45)	174,803
Current income taxes payable		----	6,849	64,024	1,601		----	72,474
Long-term debt due within one year		----	853	673	----		(202)	1,324

Total current liabilities		(465,247)	(1,958,311)	2,738,669	23,144		24,933	363,188

Long-term liabilities:
Long-term debt due after one year		----	957,054	(70,711)	98,882		(37,752)	947,473
Deferred income taxes		----	----	115,457	5,504		----	120,961
Accrued liabilities		----	----	120,332	----		----	120,332

Total long-term liabilities		----	957,054	165,078	104,386		(37,752)	1,188,766

Total shareholders’ equity		2,098,139	2,749,199	380,239	372,431		(3,452,380)	2,147,628

		$1,632,892	$1,747,942	$3,283,986	$499,961		$(3,465,199)	$3,699,582

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MAY 31, 2007

	Cintas Corporation		Corp. 2	Effect of Legal Restructure*	Subsidiary Guarantors	Non- Guarantors	Eliminations		Cintas Corporation Consolidated

Assets
Current assets:
Cash and cash equivalents	$	----	$1,327	$32,622	$(24,835)	$26,246	$	----	$35,360
Marketable securities		----	36,664	(36,664)	36,664	83,389		----	120,053
Accounts receivable, net		----	271,868	26,974	109,375	24,252		(23,599)	408,870
Inventories, net		----	204,164	4,032	23,350	7,775		(7,580)	231,741
Uniforms and other rental items in service		----	273,246	33	82,621	21,482		(32,451)	344,931
Prepaid expenses		----	11,486	(6,115)	9,506	904		----	15,781

Total current assets		----	798,755	20,882	236,681	164,048		(63,630)	1,156,736

Property and equipment, at cost, net		----	619,691	25,787	218,903	55,862		----	920,243

Goodwill		----	347,516	(347,516)	1,223,896	21,981		----	1,245,877
Service contracts, net		----	102,574	60,387	3,724	4,676		----	171,361
Other assets, net		1,665,370	72,191	10,721	1,363,667	194,142		(3,229,828)	76,263

		$1,665,370	$1,940,727	$(229,739)	$3,046,871	$440,709		$(3,293,458)	$3,570,480

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable		$(465,247)	$(423,711)	$(1,387,144)	$2,312,352	$1,926		$26,446	$64,622
Accrued compensation and related liabilities		----	42,152	5,478	12,189	3,007		----	62,826
Accrued liabilities		----	196,158	(151,805)	150,790	6,477		(934)	200,686
Income taxes:
Current		----	586	(23)	16,206	1,815		----	18,584
Deferred		----	----	----	50,237	1,942		----	52,179
Long-term debt due within one year		----	3,228	222,586	(221,486)	----		(187)	4,141

Total current liabilities		(465,247)	(181,587)	(1,310,908)	2,320,288	15,167		25,325	403,038

Long-term debt due after one year		----	882,921	(221,352)	159,255	92,448		(36,198)	877,074
Deferred income taxes		----	----	----	117,485	5,145		----	122,630
Total shareholders’ equity		2,130,617	1,239,393	1,302,521	449,843	327,949		(3,282,585)	2,167,738

		$1,665,370	$1,940,727	$(229,739)	$3,046,871	$440,709		$(3,293,458)	$3,570,480

* The amounts in this column represent the net transfer of balances between subsidiary guarantors and Corp. 2 caused by the legal restructure as described above. The subsidiary guarantor column has been changed to reflect the new legal structure as of June 1, 2007. The combination of the Corp. 2 amounts and this column represents the restructured Corp. 2 as of June 1, 2007.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED NOVEMBER 30, 2007

	Cintas Corporation		Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations		Cintas Corporation Consolidated

Cash flows from operating activities:
Net income		$163,916	$102,644	$43,594	$15,360		$(161,598)	$163,916
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation		----	45,241	22,986	4,044		----	72,271
Amortization of deferred charges		----	19,627	675	1,039		----	21,341
Stock-based compensation		4,809	----	----	----		----	4,809
Deferred income taxes		----	----	3,626	----		----	3,626
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net		----	(8,028)	802	(1,178)		188	(8,216)
Inventories, net		----	(9,240)	4,479	(520)		(1,438)	(6,719)
Uniforms and other rental items in service		----	(13,514)	(2,834)	(194)		(880)	(17,422)
Prepaid expenses		----	162	(329)	(286)		----	(453)
Accounts payable		----	(188,490)	188,714	9,813		(1,266)	8,771
Accrued compensation and related liabilities		----	(13,786)	(7,369)	(1,095)		----	(22,250)
Accrued liabilities and other		----	(12,726)	(6,660)	1,072		889	(17,425)
Income taxes payable		----	6,286	62,460	(333)		----	68,413

Net cash provided by (used in) operating activities		168,725	(71,824)	310,144	27,722		(164,105)	270,662

Cash flows from investing activities:
Capital expenditures		----	(57,966)	(31,642)	(3,599)		----	(93,207)
Proceeds from sale or redemption of marketable securities		----	----	34,254	7,676		----	41,930
Purchase of marketable securities and investments		----	(2,431)	(23,659)	(12,562)		15,791	(22,861)
Acquisitions of businesses, net of cash acquired		----	(46,655)	----	(9,376)		----	(56,031)
Other		18,747	109,701	(277,667)	68		149,883	732

Net cash provided by (used in) investing activities		18,747	2,649	(298,714)	(17,793)		165,674	(129,437)

Cash flows from financing activities:
Proceeds from issuance of debt		----	296,000	----	----		----	296,000
Repayment of debt		----	(225,476)	(1,373)	----		(1,569)	(228,418)
Stock options exercised		7,752	----	----	----		----	7,752
Repurchase of common stock		(191,479)	----	----	----		----	(191,479)
Other		(3,745)	138	----	(193)		----	(3,800)

Net cash (used in) provided by financing activities		(187,472)	70,662	(1,373)	(193)		(1,569)	(119,945)

Net increase in cash and cash equivalents		----	1,487	10,057	9,736		----	21,280
Cash and cash equivalents at beginning of period		----	33,949	(24,834)	26,245		----	35,360

Cash and cash equivalents at end of period	$	----	$35,436	$(14,777)	$35,981	$	----	$56,640

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED NOVEMBER 30, 2006

	Cintas Corporation		Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations		Cintas Corporation Consolidated

Cash flows from operating activities:
Net income		$167,489	$32,611	$118,501	$14,749		$(165,861)	$167,489
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation		----	40,653	22,155	3,266		----	66,074
Amortization of deferred charges		----	11,174	7,194	1,311		----	19,679
Stock-based compensation		1,250	----	----	----		----	1,250
Deferred income taxes		----	9,479	(8,264)	(216)		----	999
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net		----	(12,662)	(4,097)	(2,263)		4,843	(14,179)
Inventories, net		----	(17,989)	507	563		(2,335)	(19,254)
Uniforms and other rental items in service		----	(5,729)	(4,723)	211		707	(9,534)
Prepaid expenses		----	1,283	(3,405)	(302)		----	(2,424)
Accounts payable		----	(108,406)	111,538	10,294		(5,920)	7,506
Accrued compensation and related liabilities		----	215	347	(47)		----	515
Accrued liabilities and other		----	9,737	(37,242)	(2,378)		904	(28,979)
Income taxes payable		----	4,626	35,401	(1,835)		----	38,192

Net cash provided by (used in) operating activities		168,739	(35,008)	237,912	23,353		(167,662)	227,334

Cash flows from investing activities:
Capital expenditures		----	(35,782)	(42,406)	(3,133)		----	(81,321)
Proceeds from sale or redemption of marketable securities		----	78,272	----	2,213		----	80,485
Purchase of marketable securities and investments		----	(6,169)	6,364	(4,432)		(7,672)	(11,909)
Acquisitions of businesses, net of cash acquired		----	(23,546)	(30,201)	(35)		----	(53,782)
Other		(29,362)	32,603	(177,319)	(1,260)		174,289	(1,049)

Net cash (used in) provided by investing activities		(29,362)	45,378	(243,562)	(6,647)		166,617	(67,576)

Cash flows from financing activities:
Proceeds from issuance of debt		----	250,000	2,460	----		----	252,460
Repayment of debt		----	(259,562)	1,786	(3,198)		1,045	(259,929)
Stock options exercised		5,781	----	----	----		----	5,781
Repurchase of common stock		(141,960)	----	----	----		----	(141,960)
Other		(3,198)	(5,799)	----	(7,088)		----	(16,085)

Net cash (used in) provided by financing activities		(139,377)	(15,361)	4,246	(10,286)		1,045	(159,733)

Net (decrease) increase in cash and cash equivalents		----	(4,991)	(1,404)	6,420		----	25
Cash and cash equivalents at beginning of period		----	9,461	8,674	20,779		----	38,914

Cash and cash equivalents at end of period	$	----	$4,470	$7,270	$27,199	$	----	$38,939

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

The Other Services operating segment historically consisted of the direct sale of uniforms and related items, first aid, safety and fire protection products and services, document management services and branded promotional products. Effective June 1, 2007, the Other Services operating segment was separated into three reportable operating segments – Uniform Direct Sales operating segment, First Aid, Safety and Fire Protection Services operating segment and Document Management Services operating segment. This change provides more visibility to these operating segments as they continue to grow and have a larger impact on Cintas’ consolidated results. The Uniform Direct Sales operating segment consists of the direct sale of uniforms and related items and branded promotional products. The First Aid, Safety and Fire Protection Services operating segment consists of first aid, safety and fire protection products and services. The Document Management Services operating segment consists of document destruction and document retention services. Revenue and income before income taxes for each of these operating segments for the three and six month periods ended November 30, 2007 and November 30, 2006, are presented in Note 9 entitled Segment Information of “Notes to Consolidated Condensed Financial Statements.”

New Accounting Pronouncement

As of June 1, 2007, Cintas adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FAS 109), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of FIN 48, Cintas recorded a decrease to retained earnings as of June 1, 2007, of $13.7 million. Cintas’ adoption of FIN 48 is more fully described in Note 6 entitled Income Taxes of “Notes to Consolidated Condensed Financial Statements.”

FASB Statement No. 157, Fair Value Measurements (FAS 157), defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007. Cintas is currently assessing the impact of FAS 157 on its consolidated financial statements and will adopt this pronouncement on June 1, 2008.

FASB Statement No. 159, Fair Value Option for Financial Assets and Financial Liabilities (FAS 159), allows for voluntary measurement of many financial assets and financial liabilities at fair value. FAS 159 is effective for fiscal years beginning after November 7, 2007. Cintas is currently assessing the impact of FAS 159 on its consolidated financial statements and whether this pronouncement will be voluntarily adopted.

Three Months Ended November 30, 2007 Compared to Three Months Ended November 30, 2006

Total revenue increased 6.6% for the three months ended November 30, 2007, over the same period in the prior fiscal year. Internal growth accounted for 4.8% of this increase. The remaining 1.8% represents growth derived through acquisitions in our Rental Uniforms and Ancillary Products operating segment, our First Aid, Safety and Fire Protection Services operating segment and our Document Management Services operating segment.

Rental Uniforms and Ancillary Products revenue increased 3.6% for the three months ended November 30, 2007, over the same period in the prior fiscal year. Internal growth accounted for 3.2% of this increase. The internal growth is primarily due to the sale of new rental programs to customers, offset by lost business. The remaining growth was generated through the acquisition of uniform and mat rental businesses.

Other Services revenue, consisting of revenue from the reportable operating segments of Uniform Direct Sales, First Aid, Safety and Fire Protection Services and Document Management Services, increased 15.2% for the three months ended November 30, 2007, over the same period in the prior fiscal year. Internal growth accounted for 9.2% of this increase. This internal growth was generated primarily through the increased sales of first aid, safety and fire protection products and services and document management services to customers. The additional growth was generated through a combination of acquisitions of first aid, safety and fire protection businesses and document management businesses.

Cost of rental uniforms and ancillary products consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other rental items. Cost of rental uniforms and ancillary products increased $12.2 million, or 3.2%, for the three months ended November 30, 2007, as compared to the three months ended November 30, 2006. This increase was mainly due to increased Rental Uniforms and Ancillary Products revenue.

Cost of other services consists primarily of cost of goods sold (predominantly uniforms and first aid products), delivery expenses and distribution expenses in the Uniform Direct Sales operating segment, the First Aid, Safety and Fire

Protection Services operating segment and the Document Management Services operating segment. Cost of other services increased $18.9 million, or 12.4%, for the three months ended November 30, 2007, as compared to the three months ended November 30, 2006. This increase was mainly due to increased Other Services volume.

Selling and administrative expenses increased 10.7% for the three months ended November 30, 2007, as compared to the three months ended November 30, 2006. In order to accelerate revenue growth, we continue to invest in our sales organization and continue to increase our marketing efforts and sales promotions. These measures combined to increase our selling costs by $16.5 million over the prior year. In addition, administrative expenses increased by $4.7 million as a result of an increase in legal and other professional services.

Net interest expense (interest expense less interest income) was $11.2 million for the three months ended November 30, 2007, compared to $10.9 million for the same period in the prior fiscal year. This increase in net interest expense is primarily due to the increased level of borrowing under the commercial paper program used to fund acquisitions and to fund the share buyback program.

Cintas’ effective tax rate was 38.3% for the three months ended November 30, 2007, and 37.3% for the three months ended November 30, 2006. This increase is due to the second quarter impact of FIN 48.

Net income increased 0.4% for the three months ended November 30, 2007, from the same period in the prior fiscal year. This increase is lower than the revenue increase for the same period primarily due to the increased investment in our sales organization and increases in our marketing efforts and sales promotions as described above. Diluted earnings per share increased 3.9% for the three months ended November 30, 2007, from the same period in the prior fiscal year. This increase is greater than the net income increase of 0.4% due to the impact of the share buyback program, which is discussed in more detail below in the Financial Condition section.

Six Months Ended November 30, 2007 Compared to Six Months Ended November 30, 2006

Total revenue increased 6.3% for the six months ended November 30, 2007, over the same period in the prior fiscal year. Internal growth accounted for 4.5% of the increase. The remaining 1.8% represents growth derived mainly through acquisitions in our Rental Uniforms and Ancillary Products operating segment, our First Aid, Safety and Fire Protection Services operating segment and our Document Management Services operating segment.

Rental Uniforms and Ancillary Products revenue increased 3.4% for the six months ended November 30, 2007, over the same period in the prior fiscal year. Internal growth accounted for 3.1% of this increase. The internal growth is primarily due to the sale of new rental programs to customers, offset by lost business. The remaining growth was generated through the acquisition of uniform and mat rental businesses.

Other Services revenue, consisting of revenue from the reportable operating segments of Uniform Direct Sales, First Aid, Safety and Fire Protection Services and Document Management Services, increased 14.7% for the six months ended November 30, 2007, over the same period in the prior fiscal year. Internal growth accounted for 8.5% of this increase. This internal growth was generated primarily through the increased sales of first aid, safety and fire protection products and services and document management services to customers. The additional growth was generated through a combination of acquisitions of first aid, safety and fire protection businesses and document management businesses.

Cost of rental uniforms and ancillary products consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other rental items. Cost of rental uniforms and ancillary products increased $25.4 million, or 3.3%, for the six months ended November 30, 2007, as compared to the six months ended November 30, 2006. This increase was mainly due to increased Rental Uniforms and Ancillary Products revenue.

Cost of other services consists primarily of cost of goods sold (predominantly uniforms and first aid products), delivery expenses and distribution expenses in the Uniform Direct Sales operating segment, the First Aid, Safety and Fire Protection Services operating segment and the Document Management Services operating segment. Cost of other services increased $33.8 million, or 11.4%, for the six months ended November 30, 2007, as compared to the six months ended November 30, 2006. This increase was mainly due to increased Other Services volume.

Selling and administrative expenses increased 12.0% for the six months ended November 30, 2007, as compared to the six months ended November 30, 2006. In order to accelerate revenue growth, we continue to invest in our sales organization and continue to increase our marketing efforts and sales promotions. These measures combined to increase our selling costs by $33.6 million over the prior fiscal year. Share-based compensation expense was $4.8 for the six months ended November 30, 2007, which was an increase of $3.6 million from last year. The share-based compensation expense last year of $1.2 million included a cumulative catch-up adjustment of $2.2 million due to a change in estimated forfeitures for certain equity awards. In addition, administrative expenses increased by $9.1 million as a result of an increase in legal and other professional services.

Net interest expense (interest expense less interest income) was $22.6 million for the six months ended November 30, 2007, compared to $21.8 million for the same period in the prior fiscal year. This increase in net interest expense is primarily due to the increased level of borrowing used to fund acquisitions and to fund the share buyback program.

Cintas’ effective tax rate was 37.8% for the six months ended November 30, 2007, and 37.3% for the six months ended November 30, 2006. This increase is due to the impact of the adoption of FIN 48.

Net income decreased 2.1% for the six months ended November 30, 2007, from the same period in the prior fiscal year. This decrease is lower than the revenue increase for the same period primarily due to the increased investment in our sales organization and increases in our marketing efforts and sales promotions as described above. Diluted earnings per share were flat for the six months ended November 30, 2007, from the same period in the prior fiscal year. The diluted earnings per share include the impact of the share buyback program, which is discussed in more detail below in the Financial Condition section.

Rental Uniforms and Ancillary Products Operating Segment Results

Three Months Ended November 30, 2007 Compared to Three Months Ended November 30, 2006

As discussed above, Rental Uniforms and Ancillary Products revenue increased $24.4 million, or 3.6%, and the cost of rental uniforms and ancillary products increased $12.2 million, or 3.2%. The operating segment’s gross margin was $316.6 million, or 44.7% of revenue. This gross margin percent to sales of 44.7% was comparable to last year’s second quarter of 44.5%.

Selling and administrative expenses in the Rental Uniforms and Ancillary Products operating segment as a percent to sales, at 28.0%, increased 70 basis points from 27.3% compared to the second quarter of the prior fiscal year. This increase was due to the increased investment in our sales organization and increases in our marketing efforts and sales promotions as described above.

Income before income taxes increased $0.2 million to $118.0 million for the Rental Uniforms and Ancillary Products operating segment for the period compared to the same period last fiscal year. Income before income taxes was 16.6% of the operating segment’s revenue, which is a 60 basis point decrease compared to the second quarter of the prior fiscal year. This is primarily the result of the increased investment in our sales organization and increases in our marketing efforts and sales promotions.

Six Months Ended November 30, 2007 Compared to Six Months Ended November 30, 2006

As discussed above, Rental Uniforms and Ancillary Products revenue increased $47.1 million, or 3.4%, and the cost of rental uniforms and ancillary products increased $25.4 million, or 3.3%. The operating segment’s gross margin was $635.5 million, or 44.8% of revenue. This gross margin percent of revenue of 44.8% was comparable to the six months ended November 30, 2006, of 44.7%.

Selling and administrative expenses for the Rental Uniforms and Ancillary Products operating segment as a percent to sales, at 28.4%, increased 130 basis points compared to the first six months in the prior fiscal year. This increase was due to the increased investment in our sales organization and increases in our marketing efforts and sales promotions as described above.

Income before income taxes decreased $9.1 million to $232.8 million for the Rental Uniforms and Ancillary Products operating segment for the period compared to the same period in the prior fiscal year. Income before income taxes was 16.4% of this operating segment’s revenue, which is a 120 basis point decrease compared to last year primarily as a result of the increased investment in our sales organization and increases in our marketing efforts and sales promotions.

Uniform Direct Sales Operating Segment

Three Months Ended November 30, 2007 Compared to Three Months Ended November 30, 2006

Uniform Direct Sales operating segment revenue increased $6.5 million, or 5.1%, for the three months ended November 30, 2007, over the same period in the prior fiscal year. There were no acquisitions in the Uniform Direct Sales operating segment during the three months ended November 30, 2007.

Cost of uniform direct sales increased $3.4 million, or 3.9%, for the three months ended November 30, 2007, due to increased Uniform Direct Sales volume. The gross margin as a percent to revenue was 32.2% for the quarter ended November 30, 2007, which was a 70 basis point improvement over the same period in the prior fiscal year. This improvement is due to both sourcing improvements for catalog products as well as the increased sales volume.

Selling and administrative expenses as a percent to revenue, at 20.5%, increased 120 basis points compared to the second quarter of the prior fiscal year. This increase is in part due to the catalog costs associated with the introduction of the new “Uniform Book” and new healthcare catalog.

Income before income taxes increased $0.2 million to $15.8 million for the Uniform Direct Sales operating segment for the period compared to the same period in the prior fiscal year. Income before income taxes was 11.7% of the operating segment’s revenue, which is a 40 basis point decrease compared to the prior fiscal year. This decrease is primarily due to the increased catalog costs noted above, offset by the gross margin improvements due to sourcing improvements and increased sales volume.

Six Months Ended November 30, 2007 Compared to Six Months Ended November 30, 2006

Uniform Direct Sales operating segment revenue increased $8.3 million, or 3.4%, for the six months ended November 30, 2007, over the same period in fiscal 2007. There were no acquisitions in the Uniform Direct Sales operating segment during the six months ended November 30, 2007.

Cost of uniform direct sales increased $4.5 million, or 2.6%, for the six months ended November 30, 2007, due to increased Uniform Direct Sales volume. The gross margin as a percent to revenue was 31.5% for the six months ended November 30, 2007, which was a 50 basis point improvement over the same period in the prior fiscal year. This improvement is due to both sourcing improvements for catalog products as well as the increased sales volume.

Selling and administrative expenses as a percent to revenue, at 20.9%, increased 110 basis points compared to the six months ended November 30, 2006. This increase is in part due to the catalog costs associated with the introduction of the new “Uniform Book” and new healthcare catalog.

Income before income taxes decreased $0.6 million to $26.9 million for the Uniform Direct Sales operating segment for the period compared to the same period in the prior fiscal year. Income before income taxes was 10.6% of the operating segment’s revenue, which is a 60 basis point decrease compared to last year. This decrease is primarily due to the increased catalog costs noted above, offset by the gross margin improvements due to sourcing improvements and increased sales volume.

First Aid, Safety and Fire Protection Services Operating Segment

Three Months Ended November 30, 2007 Compared to Three Months Ended November 30, 2006

First Aid, Safety and Fire Protection Services operating segment revenue increased $11.7 million, or 13.4%, for the three months ended November 30, 2007. This operating segment’s internal growth for the period was 6.2% over the same period last fiscal year. The operating segment’s internal growth was negatively impacted by lower than anticipated fire suppression system installation revenue within Fire Protection. The remaining growth was generated through the acquisition of first aid, safety and fire protection businesses.

Cost of first aid, safety and fire protection services increased $8.2 million, or 15.6%, for the three months ended November 30, 2007, due to increased First Aid, Safety and Fire Protection Services volume. Gross margin for the First Aid, Safety and Fire Protection Services operating segment is defined as revenues less cost of goods, warehouse expenses, service expenses and training expenses. The gross margin as a percent to revenue was 38.7% for the quarter ended November 30, 2007, which is a 120 basis point decrease compared to the gross margin percentage in the second quarter of the prior fiscal year. This decline is primarily due to the lower than anticipated fire suppression system installation volume.

Selling and administrative expenses as a percent to revenue, at 31.3%, increased 140 basis points compared to the second quarter of the prior fiscal year. This increase was due to the increased investment in our sales organization and increases in our marketing efforts and sales promotions as described above.

Income before income taxes for the First Aid, Safety and Fire Protection Services operating segment decreased $1.4 million to $7.3 million for the period compared to the same period of the prior fiscal year. Income before income taxes was 7.4% of the operating segment’s revenue, which is a 260 basis point decrease compared to last year primarily as a result of the increased investment in our sales organization and increases in our marketing efforts and sales promotions and the lower than anticipated fire suppression system installation volume.

Six Months Ended November 30, 2007 Compared to Six Months Ended November 30, 2006

First Aid, Safety and Fire Protection Services operating segment revenue increased $25.6 million, or 14.6%, for the six months ended November 30, 2007. This operating segment’s internal growth for the period was 7.0% over the same period in the prior fiscal year. The operating segment’s internal growth was negatively impacted by lower than anticipated fire suppression system installation revenue within Fire Protection. The remaining growth was generated through the acquisition of first aid, safety and fire protection businesses.

Cost of first aid, safety and fire protection services increased $14.6 million, or 13.7%, for the six months ended November 30, 2007, due to increased First Aid, Safety and Fire Protection Services volume. Gross margin for the First Aid, Safety and Fire Protection Services operating segment is defined as revenue less cost of goods, warehouse expenses, service expenses and training expenses. The gross margin as a percent to revenue was 39.8% for the six months ended November 30, 2007, which is a 40 basis point increase over the gross margin percentage for the six months ended November 30, 2006. This improvement came in both the First Aid and Fire Protection businesses and is primarily due to a Six Sigma initiative to improve pricing on low margin accounts and the segment’s increased sales volume.

Selling and administrative expenses as a percent to sales, at 30.9%, increased 170 basis points compared to the six months ended November 30, 2006. This increase was due to the increased investment in our sales organization and increases in our marketing efforts and sales promotions as described above.

Income before income taxes for the First Aid, Safety and Fire Protection Services operating segment remained flat for the period compared to the same period in the prior fiscal year. Income before income taxes was 8.9% of the operating segment’s revenue, which is a 130 basis point decrease compared to last year primarily as a result of the increased investment in our sales organization and increases in our marketing efforts and sales promotions.

Document Management Services Operating Segment

Three Months Ended November 30, 2007 Compared to Three Months Ended November 30, 2006

Document Management Services operating segment revenue increased $18.1 million, or 77.4%, for the three months ended November 30, 2007, over the same period in the prior fiscal year. This operating segment’s internal growth for the period was 42.7% over the same period in the prior fiscal year. The internal growth is primarily due to the sale of shredding services to new customers. The remaining growth was generated through the acquisition of document management businesses.

Cost of document management services increased $7.3 million, or 61.2%, for the three months ended November 30, 2007, due to increased Document Management Services volume. Gross margin for the Document Management Services operating segment is defined as revenue less production and service costs. The gross margin as a percent to revenue was 53.6% for the quarter ended November 30, 2007, which is a 460 basis point increase over the gross margin percentage in the second quarter of the prior fiscal year. This improvement is primarily due to the segment’s increased sales volume and favorable recycled paper prices relative to last fiscal year.

Selling and administrative expenses as a percent to revenue, at 43.1%, decreased 430 basis points compared to the second quarter of the prior fiscal year. This decrease is due to better leveraging of administrative functions resulting from the operating segment’s increased sales volume, offset by the increased investment in our sales organization and increases in our marketing efforts and sales promotions.

Income before income taxes for the Document Management Services operating segment increased $4.0 million to $4.3 million for the period compared to the same period in the prior fiscal year. Income before income taxes was 10.5% of the operating segment’s revenue, which is a 900 basis point increase compared to the prior fiscal year primarily as a result of the operating segment’s increased sales volume.

Six Months Ended November 30, 2007 Compared to Six Months Ended November 30, 2006

Document Management Services operating segment revenue increased $34.6 million, or 77.8%, for the six months ended November 30, 2007, over the same period in the prior fiscal year. This operating segment’s internal growth for the period was 42.9% over the same period in the prior fiscal year. The internal growth is primarily due to the sale of shredding services to new customers. The remaining growth was generated through the acquisition of document management businesses.

Cost of document management services increased $14.7 million, or 67.0%, for the six months ended November 30, 2007, due to increased Document Management Services volume. Gross margin for the Document Management Services operating segment is defined as revenue less production and service costs. The gross margin as a percent to revenue was 53.6% for the six months ended November 30, 2007, which is a 300 basis point increase over the gross margin percentage in the first six months of the prior fiscal year. This improvement is primarily due to the operating segment’s increased sales volume and favorable recycled paper prices relative to the prior fiscal year.

Selling and administrative expenses as a percent to revenue, at 42.9%, decreased 420 basis points compared to the six months ended November 30, 2006. This decrease is due to better leveraging of administrative functions resulting from the operating segment’s increased sales volume, offset by the increased investment in our sales organization and increases in our marketing efforts and sales promotions.

Income before income taxes for the Document Management Services operating segment increased $6.9 million for the period compared to the same period in the prior fiscal year. Income before income taxes was 10.7% of the operating segment’s revenue, which is a 720 basis point increase compared to the prior fiscal year primarily as a result of the operating segment’s increased sales volume.

Liquidity and Capital Resources

At November 30, 2007, Cintas had $154.3 million in cash, cash equivalents and marketable securities, a decrease of $1.1 million from May 31, 2007. This decrease was primarily due to pre-funding of employee medical costs and execution of the share buyback program as detailed below. Capital expenditures were $93.2 million for the six months ended November 30, 2007. We expect capital expenditures for the year to be between $180.0 million and $200.0 million. Cash, cash equivalents and marketable securities are expected to be used to finance future acquisitions, capital expenditures, expansion and additional purchases under the share buyback program as detailed below. We believe that our current cash position, funds generated from operations and the strength of our banking relationships provides sufficient means to meet our anticipated operational and capital requirements.

Net property and equipment increased by $29.2 million from May 31, 2007 to November 30, 2007, due to our continued investment in rental facilities and equipment. Cintas opened one new rental facility in the second quarter of fiscal 2008 and had an additional seven uniform rental facilities under construction.

Subsequent to November 30, 2007, Cintas issued $250.0 million of senior notes due 2017. This debt bears an interest rate of 6.125% paid semi-annually beginning June 1, 2008. The proceeds generated from the offering were used to reduce Cintas’ outstanding commercial paper borrowings.

In May 2005, Cintas announced that the Board of Directors authorized a $500.0 million share buyback program at market prices. In July 2006, Cintas announced that the Board of Directors approved the expansion of its share buyback program by an additional $500.0 million. For the three months ended November 30, 2007, Cintas purchased approximately 5.2 million shares of Cintas stock at an average price of $36.86 per share for a total purchase price of approximately $191.5 million. From the inception of the share buyback program through December 31, 2007, Cintas has purchased a total of approximately 19.4 million shares of Cintas common stock, or approximately 11% of the total shares outstanding at the beginning of the program, at an average price of $39.81 per share for a total purchase price of approximately $772.0 million. The maximum approximate dollar value of shares that may yet be purchased under the plan as of December 31, 2007, is $228.0 million. The Board of Directors did not specify an expiration date for this program.

Following is information regarding Cintas' long-term contractual obligations and other commitments outstanding as of November 30, 2007:

(In thousands)	Payments Due by Period

Long-term contractual obligations	Total	One year or less	Two to three years	Four to five years	After five Years

Long-term debt (1)	$947,275	$691	$1,331	$690,263	$254,990
Capital lease obligations (2)	1,522	633	409	240	240
Operating leases (3)	64,498	20,110	26,576	11,954	5,858
Interest payments (4)	577,517	49,623	102,519	51,720	373,655
Interest swap agreements (5)	----	----	----	----	----
Unconditional purchase obligations	----	----	----	----	----

Total contractual cash obligations	$1,590,812	$71,057	$130,835	$754,177	$634,743

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

(1)	Long-term debt primarily consists of $475,000 in long-term notes and $464,000 in commercial paper.
(2)	Capital lease obligations are classified as debt on the consolidated balance sheets.
(3)	Operating leases consist primarily of building leases and a synthetic lease on a corporate jet.

(4)

Interest payments include interest on both fixed and variable rate debt. Rates have been assumed to remain constant for the remainder of fiscal 2008, increase 25 basis points in fiscal 2009, an additional 25 basis points in fiscal 2010 and then remain constant in future years.

(5)	Reference Note 5 entitled Debt, Derivatives and Hedging Activities of “Notes to Consolidated Condensed Financial Statements” for a detailed discussion of interest swap agreements.

(In thousands)	Amount of Commitment Expiration Per Period

Other commercial commitments	Total	One year or less		Two to three years		Four to five years	After five Years

Lines of credit (1)	$600,000	$	----	$	----	$600,000	$ ----
Standby letter of credit (2)	77,823		76,844		979	----	----
Guarantees	----		----		----	----	----
Standby repurchase obligations	----		----		----	----	----
Other commercial commitments	----		----		----	----	----

Total commercial commitments	$677,823		$76,844		$979	$600,000	$ ----

(1)	Back-up facility for the commercial paper program.
(2)	Support certain outstanding long-term debt and self-insured workers' compensation and general liability insurance programs.

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

Outlook

As we look forward to the remainder of fiscal 2008, our outlook remains positive, but guarded. In fiscal 2007, we reorganized our sales efforts to become more efficient and productive. This new sales organization continues to gain momentum, and the new business results being achieved are meeting our expectations. External market conditions through the first half of fiscal 2008 have generally been favorable. However, a deterioration of these external market conditions in the second half of fiscal 2008 may negatively impact our financial performance.

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

Like most other companies, we experienced, and anticipate continuing to experience, increased costs for wages and benefits. Changes in energy costs and changes in federal and state tax laws also impact our results.

Cintas’ effective tax rate was 38.3% for the three months ended November 30, 2007, and was 37.8% for the six months ended November 30, 2007. For the full fiscal year 2008, we expect our effective tax rate to be approximately 37.3%, but the quarterly effective tax rates for future quarters will fluctuate due to the implementation of FIN 48.

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

ITEM 4.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

With the participation of Cintas’ management, including Cintas’ Chief Executive Officer and President, Chief Financial Officer, General Counsel and Controllers, Cintas has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of November 30, 2007. Based on such evaluation, Cintas’ management, including Cintas’ Chief Executive Officer and President, Chief Financial Officer, General Counsel and Controllers, have concluded that Cintas’ disclosure controls and procedures were effective as of November 30, 2007, in ensuring (i) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is accumulated and communicated to Cintas’ management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in Cintas’ internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended November 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. See “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” on pages 29 and 30 of our most recent Form 10-K.

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

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan	Maximum approximate dollar value of shares that may yet be purchased under the plan

September 2007	----	----	14,197,323	$419,438,500

October 2007	5,195,000	$36.86	19,392,323	$227,958,830

November 2007	----	----	19,392,323	$227,958,830

Total	5,195,000	$36.86	19,392,323	$227,958,830

For the three months ended November 30, 2007, Cintas purchased 5.2 million shares of Cintas stock at an average price of $36.86 per share for a total purchase price of approximately $191.5 million. From the inception of the stock buyback program through December 31, 2007, Cintas has purchased a total of approximately 19.4 million shares of Cintas stock at an average price of $39.81 per share for a total purchase price of approximately $772.0 million. The maximum approximate dollar value of shares that may yet be purchased under the plan as of December 31, 2007, is $228.0 million.

During the second quarter of fiscal 2008, Cintas also acquired 2,673 shares as payment received from employees upon the exercise of options under the stock option plan.

Item 4.      Submission of Matters to a Vote of Security Holders

Cintas' Annual Shareholders' meeting was held on October 23, 2007, at which the following issues were voted upon by shareholders:

Issue No. 1

Authority to elect nine Directors.

Name	Shares For	Shares - Withheld Authority
Gerald S. Adolph	147,570,399	1,685,560
Paul R. Carter	147,564,465	1,691,494
Gerald V. Dirvin	147,224,277	2,031,682
Richard T. Farmer	144,017,728	5,238,231
Scott D. Farmer	146,742,103	2,513,856
Joyce Hergenhan	147,554,877	1,701,082
Roger L. Howe	147,217,949	2,038,010
Robert J. Kohlhepp	145,511,966	3,743,993
David C. Phillips	147,565,017	1,690,942

Issue No. 2

Ratification of Ernst & Young LLP as our independent registered public accounting firm for fiscal 2008.

For	Against	Abstain	Broker Non-Votes
147,238,912	1,156,340	860,707	0
Issue No. 3 Shareholder proposal to adopt a policy that the Chairman of the Board of Directors be an independent director who has not previously served as an executive officer of Cintas.
For	Against	Abstain	Broker Non-Votes
37,746,153	96,667,446	1,005,315	13,837,045

Issue No. 4

Shareholder proposal to amend Cintas’ Articles of Incorporation to provide that the director nominees be elected by the affirmative vote of the majority of votes cast at the Annual Meeting of Shareholders.

For	Against	Abstain	Broker Non-Votes
45,303,084	89,100,607	1,015,223	13,837,045

Item 6.      Exhibits

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINTAS CORPORATION (Registrant)

Date: January 4, 2008	/s/ William C. Gale
William C. Gale Senior Vice President and Chief Financial Officer (Chief Accounting Officer)