Form 10-Q
period 2008-02-29
CINTAS CORP
filed 2008-04-04
CIK 723254

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

( X )             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2008

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

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ✓  No ___

Indicate by checkmark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

    Large Accelerated Filer ☑                  Accelerated Filer ☐
            Non-Accelerated Filer   ☐      (Do not check if a smaller reporting company)       Smaller reporting company ☐

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ___ No     ✓

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding March 31, 2008
Common Stock, no par value	153,683,603

CINTAS CORPORATION
TABLE OF CONTENTS

CINTAS CORPORATION
ITEM 1. FINANCIAL STATEMENTS.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
(In thousands except per share data)

	Three Months Ended		Nine Months Ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007

Revenue:
Rental uniforms and ancillary products	$703,641	$665,647	$2,122,840	$2,037,796
Other services	272,311	239,751	806,105	705,029
	975,952	905,398	2,928,945	2,742,825

Costs and expenses (income):
Cost of rental uniforms and ancillary products	398,318	371,185	1,182,019	1,129,500
Cost of other services	166,409	148,386	497,761	445,944
Selling and administrative expenses	273,194	253,128	825,029	745,884
Interest income	(1,510)	(1,339)	(4,768)	(4,488)
Interest expense	13,622	11,584	39,452	36,499
	850,033	782,944	2,539,493	2,353,339

Income before income taxes	125,919	122,454	389,452	389,486

Income taxes	44,091	45,727	143,708	145,270

Net income	$81,828	$76,727	$245,744	$244,216

Basic earnings per share	$0.53	$0.48	$1.57	$1.52

Diluted earnings per share	$0.53	$0.48	$1.57	$1.52

Dividends declared per share			$0.46	$0.39

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
 (In thousands except share data)

	February 29, 2008	May 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$55,675	$35,360
Marketable securities	107,971	120,053
Accounts receivable, net	413,781	408,870
Inventories, net	241,326	231,741
Uniforms and other rental items in service	365,396	344,931
Deferred income tax asset	39,971	----
Prepaid expenses	14,698	15,781

Total current assets	1,238,818	1,156,736

Property and equipment, at cost, net	968,584	920,243

Goodwill	1,311,089	1,245,877
Service contracts, net	158,515	171,361
Other assets, net	85,272	76,263

	$3,762,278	$3,570,480

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$64,472	$64,622
Accrued compensation and related liabilities	51,316	62,826
Accrued liabilities	253,604	200,686
Income taxes:
Current	21,941	18,584
Deferred	----	52,179
Long-term debt due within one year	1,342	4,141

Total current liabilities	392,675	403,038

Long-term liabilities:
Long-term debt due after one year	964,065	877,074
Deferred income taxes	122,726	122,630
Accrued liabilities	117,349	----

Total long-term liabilities	1,204,140	999,704

Shareholders' equity:
Preferred stock, no par value: 100,000 shares authorized, none outstanding	----	----
Common stock, no par value: 425,000,000 shares authorized, FY 2008: 173,075,926 issued and 153,683,603 outstanding FY 2007: 172,874,195 issued and 158,676,872 outstanding	128,841	120,811
Paid-in capital	60,471	56,909
Retained earnings	2,694,630	2,533,459
Treasury stock: FY 2008: 19,392,323 shares, FY 2007: 14,197,323 shares	(772,041)	(580,562)
Other accumulated comprehensive income	53,562	37,121
Total shareholders' equity	2,165,463	2,167,738
	$3,762,278	$3,570,480
See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	February 29,	February 28,
	2008	2007
Cash flows from operating activities:

Net income	$245,744	$244,216
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	110,076	100,036
Amortization of deferred charges	32,371	30,015
Stock-based compensation	7,406	2,746
Deferred income taxes	(456)	(19,062)
Change in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	862	911
Inventories, net	(8,925)	(28,176)
Uniforms and other rental items in service	(18,628)	(1,595)
Prepaid expenses	1,177	(3,676)
Accounts payable	(448)	(2,070)
Accrued compensation and related liabilities	(11,730)	6,880
Accrued liabilities and other	(6,114)	(15,511)
Income taxes payable	17,886	7,363
Net cash provided by operating activities	369,221	322,077

Cash flows from investing activities:

Capital expenditures	(144,848)	(128,636)
Proceeds from sale or redemption of marketable securities	42,393	102,871
Purchase of marketable securities and investments	(32,434)	(41,621)
Acquisitions of businesses, net of cash acquired	(102,103)	(135,011)
Other	(1,202)	417
Net cash used in investing activities	(238,194)	(201,980)

Cash flows from financing activities:

Proceeds from issuance of debt	313,000	252,460
Repayment of debt	(228,808)	(167,687)
Stock options exercised	8,030	9,529
Repurchase of common stock	(191,479)	(198,949)
Other	(11,455)	(22,806)
Net cash used in financing activities	(110,712)	(127,453)

Net increase (decrease) in cash and cash equivalents	20,315	(7,356)

Cash and cash equivalents at beginning of period	35,360	38,914

Cash and cash equivalents at end of period	$55,675	$31,558

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

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

3.	Earnings per Share

The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective periods:

	Three Months Ended		Nine Months Ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007

Numerator:
Net income	$81,828	$76,727	$245,744	$244,216

Denominator:
Denominator for basic earnings per share-weighted average shares (000’s)	153,679	159,311	156,346	160,144

Effect of dilutive securities- employee stock options (000’s)	203	388	287	406

Denominator for diluted earnings per share-adjusted weighted average shares and assuming conversions (000’s)	153,882	159,699	156,633	160,550

Basic earnings per share	$0.53	$0.48	$1.57	$1.52

Diluted earnings per share	$0.53	$0.48	$1.57	$1.52

4.	Goodwill, Service Contracts and Other Assets

Changes in the carrying amount of goodwill and service contracts for the nine months ended February 29, 2008, by operating segment, are as follows:

	Rental Uniforms & Ancillary Products	Uniform Direct Sales	First Aid, Safety & Fire Protection	Document Management	Total
Goodwill
Balance as of June 1, 2007	$863,319	$23,883	$162,021	$196,654	$1,245,877

Goodwill (adjustment) acquired	(1,034)	---	1,027	62,660	62,653

Foreign currency translation	1,454	89	---	1,016	2,559

Balance as of February 29, 2008	$863,739	$23,972	$163,048	$260,330	$1,311,089

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

	Rental Uniforms & Ancillary Products	Uniform Direct Sales	First Aid, Safety & Fire Protection	Document Management	Total
Service Contracts
Balance as of June 1, 2007	$104,285	$699	$45,352	$21,025	$171,361

Service contracts (adjustment) acquired	(30)	---	652	10,736	11,358

Service contracts amortization	(16,918)	(313)	(4,552)	(4,660)	(26,443)

Foreign currency translation	2,038	34	---	167	2,239

Balance as of February 29, 2008	$89,375	$420	$41,452	$27,268	$158,515

Information regarding Cintas' service contracts and other assets are as follows:

	As of February 29, 2008
	Carrying Amount	Accumulated Amortization	Net

Service contracts	$331,240	$172,725	$158,515
Noncompete and consulting agreements	$63,447	$31,933	$31,514
Investments	45,452	----	45,452
Other	10,825	2,519	8,306

Total	$119,724	$34,452	$85,272

	As of May 31, 2007
	Carrying Amount	Accumulated Amortization	Net

Service contracts	$317,644	$146,283	$171,361
Noncompete and consulting agreements	$58,218	$24,123	$34,095
Investments	35,264	----	35,264
Other	8,967	2,063	6,904

Total	$102,449	$26,186	$76,263

Amortization expense was $32,371 and $30,015 for the nine months ended February 29, 2008 and February 28, 2007, respectively.  Estimated amortization expense, excluding any future acquisitions, for each of the next five years is $42,983, $40,829, $37,702, $33,957 and $27,893, respectively.

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

5.	Debt, Derivatives and Hedging Activities

During the third quarter of fiscal 2008, Cintas issued $300,000 of senior notes due 2017.  These senior notes bear an interest rate of 6.125%, paid semi-annually beginning June 1, 2008.  The proceeds generated from the offering were used to reduce borrowings under our commercial paper program.

Cintas has certain covenants related to debt agreements. These covenants limit Cintas’ ability to incur certain liens, to engage in sale-leaseback transactions and to merge, consolidate or sell all or substantially all of Cintas’ assets. These covenants also require Cintas to maintain certain debt to capitalization and interest coverage ratios. Cross default provisions exist between certain debt instruments.  If a default of a significant covenant were to occur, the default could result in an acceleration of the maturity of the indebtedness, impair liquidity and limit the ability to raise future capital.  Cintas is in compliance with all significant debt covenants for all periods presented. Cintas’ debt, net of cash and marketable securities, is $801,761 as of February 29, 2008. For the nine months ended February 29, 2008, net cash provided by operating activities was $369,221.  Capital expenditures were $144,848 for the same period.

Cintas formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. Cintas’ hedging activities are transacted only with highly-rated institutions, reducing the exposure to credit risk in the event of nonperformance.

Cintas uses cash flow hedges to hedge the exposure of variability in short-term interest rates. These agreements effectively convert a portion of the floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. The effective portion of the net gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains or losses on the ineffective portion of the hedge are charged to earnings in the current period. When outstanding, the effectiveness of these derivative instruments is reviewed at least every fiscal quarter. Examples of cash flow hedging instruments that Cintas may use are interest rate swaps, lock agreements and forward starting swaps.  No cash flow hedging instruments were outstanding as of February 29, 2008.

Cintas used interest rate lock agreements to hedge against movements in the treasury rates at the time Cintas issued its senior notes in fiscal 2002, fiscal 2007 and fiscal 2008. The amortization of the cash flow hedges resulted in a credit to other comprehensive income of $192 and $104 for the three months ended February 29, 2008 and February 28, 2007, respectively, and $330 and $281 for the nine months ended February 29, 2008 and February 28, 2007, respectively.

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

In the normal course of business, Cintas provides for uncertain tax positions and the related interest, and adjusts its unrecognized tax benefits and accrued interest accordingly.  During the third quarter of fiscal 2008, unrecognized tax benefits related to continuing operations decreased by approximately $211 and accrued interest decreased by approximately $3,444.

Cintas’ operations are predominantly in the United States and Canada.  Cintas is required to file federal income tax returns as well as state income tax returns in a majority of the domestic states and also in the Canadian provinces of Quebec, Alberta, British Columbia and Ontario.  At times, Cintas is subject to audits in these jurisdictions. The audits, by nature, are sometimes complex and can require several years to resolve. The final resolution of any such tax audit could result in either a reduction in Cintas’ accruals or an increase in its income tax provision, either of which could have an impact on the consolidated results of operations in any given period.

All U.S. federal income tax returns are closed to audit through fiscal 2004.  Cintas is currently in advanced stages of audits in certain foreign jurisdictions and certain domestic states. The years under audit cover fiscal years back to 1999.  Based on the resolution of the various audits, it is reasonably possible that the balance of unrecognized tax benefits could decrease by $2,817 for the fiscal year ended May 31, 2008.

7.	Comprehensive Income

Total comprehensive income represents the net change in shareholders' equity during a period from sources other than transactions with shareholders and, as such, includes net income.  For Cintas, the only components of total comprehensive income are the change in cumulative foreign currency translation adjustments, the change in the fair value of derivatives and the change in the fair value of available-for-sale securities.  The components of comprehensive income for the three and nine month periods ended February 29, 2008 and February 28, 2007 are as follows:

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

	Three Months Ended		Nine Months Ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007

Net income	$81,828	$76,727	$245,744	$244,216

Other comprehensive income:
Foreign currency translation adjustment	4,840	(4,575)	20,791	(11,669)
Change in fair value of derivatives*	(851)	3,358	(4,586)	(13,330)
Change in fair value of available for-sale securities**	84	229	236	869
Comprehensive income	$85,901	$75,739	$262,185	$220,086

*
Net of $620 and ($1,911) of tax for the three months ended February 29, 2008 and February 28, 2007, respectively.  Net of $2,924 and $7,994 of tax for the nine months ended February 29, 2008 and February 28, 2007, respectively.

**
Net of $47 and $130 of tax for the three months ended February 29, 2008 and February 28, 2007, respectively.  Net of $138 and $505 of tax for the nine months ended February 29, 2008 and February 28, 2007, respectively.

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

Cintas historically classified its businesses into two operating segments, Rentals and Other Services.  The Rentals operating segment reflects the rental and servicing of uniforms and other garments, mats, mops and shop towels and other ancillary items.  In addition to these rental items, restroom and hygiene products and services are also provided within this segment.  Effective June 1, 2007, this operating segment has been renamed Rental Uniforms and Ancillary Products.

The Other Services operating segment historically consisted of the direct sale of uniforms and related items, first aid, safety and fire protection products and services, document management services and branded promotional products.  Effective June 1, 2007, the Other Services operating segment was separated into three reportable operating segments – Uniform Direct Sales operating segment, First Aid, Safety and Fire Protection Services operating segment and Document Management Services operating segment.  This change provides more visibility to these operating segments as they continue to grow and have a larger impact on Cintas’ consolidated results of operations.  The Uniform Direct Sales operating segment consists of the direct sale of uniforms and related items and branded promotional products.  The First Aid, Safety and Fire Protection Services operating segment consists of first aid, safety and fire protection products and services.  The Document Management Services operating segment consists of document destruction and document retention services.

Cintas evaluates the performance of each operating segment based on several factors of which the primary financial measures are operating segment revenue and income before income taxes.  The accounting policies of the operating segments are the same as those described in Note 1.  Information as to the operations of Cintas’ operating segments is set forth below.  The information for the three month and nine month periods ended February 28, 2007, have been restated to reflect the changes in the reportable operating segments described above.

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

	Rental Uniforms & Ancillary Products	Uniform Direct Sales	First Aid, Safety & Fire Protection	Document Management	Corporate		Total
For the three months ended February 29, 2008
Revenue	$703,641	$125,277	$97,594	$49,440	$	----	$975,952
Income (loss) before income taxes	$106,486	$16,186	$7,327	$8,032		$(12,112)	$125,919

For the three months ended February 28, 2007
Revenue	$665,647	$124,214	$87,107	$28,430	$	----	$905,398
Income (loss) before income taxes	$105,179	$17,830	$8,597	$1,093		$(10,245)	$122,454

As of and for the nine months ended February 29, 2008
Revenue	$2,122,840	$378,537	$299,003	$128,565	$	----	$2,928,945
Income (loss) before income taxes	$339,278	$43,063	$25,294	$16,501		$(34,684)	$389,452
Total assets	$2,621,696	$191,715	$342,033	$443,188		$163,646	$3,762,278

As of and for the nine months ended February 28, 2007
Revenue	$2,037,796	$369,179	$262,911	$72,939	$	----	$2,742,825
Income (loss) before income taxes	$347,056	$45,259	$26,538	$2,644		$(32,011)	$389,486
Total assets	$2,525,832	$174,538	$323,726	$325,900		$157,493	$3,507,489

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

10.	Supplemental Guarantor Information

Cintas Corporation No. 2 (Corp. 2) is the indirectly, wholly-owned principal operating subsidiary of Cintas.  Corp. 2 is the issuer of the $775,000 of long-term notes, which are unconditionally guaranteed, jointly and severally, by Cintas Corporation and its wholly-owned, direct and indirect domestic subsidiaries.

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

Condensed consolidating financial statements for Cintas, Corp. 2, the subsidiary guarantors and non-guarantors are presented on the following pages:

CONDENSED CONSOLIDATING INCOME STATEMENT
THREE MONTHS ENDED FEBRUARY 29, 2008

	Cintas Corporation		Corp. 2	Subsidiary Guarantors	Non-Guarantors	Eliminations	Cintas Corporation Consolidated
Revenue:
Rental uniforms and ancillary products	$	---	$509,064	$143,124	$51,774	$(321)	$703,641
Other services		----	342,152	131,522	16,191	(217,554)	272,311
Equity in net income of affiliates		81,828	----	----	----	(81,828)	----
		81,828	851,216	274,646	67,965	(299,703)	975,952

Costs and expenses (income):
Cost of rental uniforms and ancillary products		----	320,595	86,270	30,167	(38,714)	398,318
Cost of other services		----	226,617	109,144	10,137	(179,489)	166,409
Selling and administrative expenses		----	219,289	40,934	14,813	(1,842)	273,194
Interest income		----	----	(358)	(1,152)	----	(1,510)
Interest expense (income)		----	14,087	(2,049)	1,584	----	13,622
		----	780,588	233,941	55,549	(220,045)	850,033

Income before income taxes		81,828	70,628	40,705	12,416	(79,658)	125,919
Income taxes		----	25,108	14,682	4,301	----	44,091
Net income		$81,828	$45,520	$26,023	$8,115	$(79,658)	$81,828

CONDENSED CONSOLIDATING INCOME STATEMENT
THREE MONTHS ENDED FEBRUARY 28, 2007

	Cintas Corporation		Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated
Revenue:
Rental uniforms and ancillary products	$	----	$489,272	$135,225	$41,335	$(185)	$665,647
Other services		----	326,636	131,720	12,932	(231,537)	239,751
Equity in net income of affiliates		76,727	----	----	----	(76,727)	----
		76,727	815,908	266,945	54,267	(308,449)	905,398

Costs and expenses (income):
Cost of rental uniforms and ancillary products		----	310,904	75,122	24,863	(39,704)	371,185
Cost of other services		----	243,769	85,554	7,866	(188,803)	148,386
Selling and administrative expenses		----	230,570	12,460	12,151	(2,053)	253,128
Interest income		----	(526)	(3)	(810)	----	(1,339)
Interest expense (income)		----	11,915	(1,614)	1,283	----	11,584
		----	796,632	171,519	45,353	(230,560)	782,944

Income before income taxes		76,727	19,276	95,426	8,914	(77,889)	122,454
Income taxes		----	7,134	35,473	3,120	----	45,727
Net income		$76,727	$12,142	$59,953	$5,794	$(77,889)	$76,727

CONDENSED CONSOLIDATING INCOME STATEMENT
NINE MONTHS ENDED FEBRUARY 29, 2008

	Cintas Corporation		Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated
Revenue:
Rental uniforms and ancillary products	$	----	$1,540,356	$432,819	$150,494	$(829)	$2,122,840
Other services		----	1,045,347	413,216	46,614	(699,072)	806,105
Equity in net income of affiliates		245,744	----	----	----	(245,744)	----
		245,744	2,585,703	846,035	197,108	(945,645)	2,928,945

Costs and expenses (income):
Cost of rental uniforms and ancillary products		----	959,923	260,506	87,698	(126,108)	1,182,019
Cost of other services		----	694,245	347,782	29,532	(573,798)	497,761
Selling and administrative expenses		----	654,446	132,678	42,388	(4,483)	825,029
Interest income		----	----	(1,191)	(3,577)	----	(4,768)
Interest expense (income)		----	39,954	(5,162)	4,660	----	39,452
		----	2,348,568	734,613	160,701	(704,389)	2,539,493

Income before income taxes		245,744	237,135	111,422	36,407	(241,256)	389,452
Income taxes		----	88,971	41,805	12,932	----	143,708
Net income		$245,744	$148,164	$69,617	$23,475	$(241,256)	$245,744

CONDENSED CONSOLIDATING INCOME STATEMENT
NINE MONTHS ENDED FEBRUARY 28, 2007

	Cintas Corporation		Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated
Revenue:
Rental uniforms and ancillary products	$	----	$1,497,418	$413,096	$127,771	$(489)	$2,037,796
Other services		----	989,396	392,224	41,978	(718,569)	705,029
Equity in net income of affiliates		244,216	----	----	----	(244,216)	----
		244,216	2,486,814	805,320	169,749	(963,274)	2,742,825

Costs and expenses (income):
Cost of rental uniforms and ancillary products		----	943,530	236,004	75,556	(125,590)	1,129,500
Cost of other services		----	753,131	255,545	25,583	(588,315)	445,944
Selling and administrative expenses		----	683,734	32,139	35,630	(5,619)	745,884
Interest income		----	(2,220)	(8)	(2,260)	----	(4,488)
Interest expense (income)		----	36,893	(4,448)	4,054	----	36,499
		----	2,415,068	519,232	138,563	(719,524)	2,353,339

Income before income taxes		244,216	71,746	286,088	31,186	(243,750)	389,486
Income taxes		----	26,993	107,634	10,643	----	145,270
Net income		$244,216	$44,753	$178,454	$20,543	$(243,750)	$244,216

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF FEBRUARY 29, 2008

	Cintas Corporation		Corp. 2	Subsidiary Guarantors	Non-Guarantors	Eliminations		Cintas Corporation Consolidated
Assets
Current assets:
Cash and cash equivalents	$	----	$34,156	$(10,544)	$32,063	$	----	$55,675
Marketable securities		----	----	3,096	104,875		----	107,971
Accounts receivable, net		----	303,696	106,565	27,462		(23,942)	413,781
Inventories, net		----	219,343	18,361	9,218		(5,596)	241,326
Uniforms and other rental items in service		----	286,262	84,850	24,230		(29,946)	365,396
Deferred income tax asset		----	----	42,151	(2,180)		----	39,971
Prepaid expenses		----	5,453	8,363	882		----	14,698
Total current assets		----	848,910	252,842	196,550		(59,484)	1,238,818

Property and equipment, at cost, net		----	669,855	235,130	63,599		----	968,584

Goodwill		----	----	1,275,810	35,279		----	1,311,089
Service contracts, net		----	150,143	2,863	5,509		----	158,515
Other assets, net		1,646,654	83,236	1,571,013	243,177		(3,458,808)	85,272
		$1,646,654	$1,752,144	$3,337,658	$544,114		$(3,518,292)	$3,762,278

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable		$(465,247)	$(2,082,445)	$2,585,500	$1,638		$25,026	$64,472
Accrued compensation and related liabilities		----	40,390	8,674	2,252		----	51,316
Accrued liabilities		----	16,104	230,337	7,208		(45)	253,604
Current income taxes		----	9,456	11,871	614		----	21,941
Long-term debt due within one year		----	864	680	----		(202)	1,342
Total current liabilities		(465,247)	(2,015,631)	2,837,062	11,712		24,779	392,675

Long-term liabilities:
Long-term debt due after one year		----	973,906	(72,110)	100,449		(38,180)	964,065
Deferred income taxes		----	----	117,135	5,591		----	122,726
Accrued liabilities		----	----	117,349	----		----	117,349
Total long-term liabilities		----	973,906	162,374	106,040		(38,180)	1,204,140

Total shareholders’ equity		2,111,901	2,793,869	338,222	426,362		(3,504,891)	2,165,463
		$1,646,654	$1,752,144	$3,337,658	$544,114		$(3,518,292)	$3,762,278

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MAY 31, 2007

	Cintas Corporation		Corp. 2	Effect of Legal Restructure*	Subsidiary Guarantors	Non- Guarantors	Eliminations		Cintas Corporation Consolidated
Assets
Current assets:
Cash and cash equivalents	$	----	$1,327	$32,622	$(24,835)	$26,246	$	----	$35,360
Marketable securities		----	36,664	(36,664)	36,664	83,389		----	120,053
Accounts receivable, net		----	271,868	26,974	109,375	24,252		(23,599)	408,870
Inventories, net		----	204,164	4,032	23,350	7,775		(7,580)	231,741
Uniforms and other rental items in service		----	273,246	33	82,621	21,482		(32,451)	344,931
Prepaid expenses		----	11,486	(6,115)	9,506	904		----	15,781
Total current assets		----	798,755	20,882	236,681	164,048		(63,630)	1,156,736

Property and equipment, at cost, net		----	619,691	25,787	218,903	55,862		----	920,243

Goodwill		----	347,516	(347,516)	1,223,896	21,981		----	1,245,877
Service contracts, net		----	102,574	60,387	3,724	4,676		----	171,361
Other assets, net		1,665,370	72,191	10,721	1,363,667	194,142		(3,229,828)	76,263
		$1,665,370	$1,940,727	$(229,739)	$3,046,871	$440,709		$(3,293,458)	$3,570,480

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable		$(465,247)	$(423,711)	$(1,387,144)	$2,312,352	$1,926		$26,446	$64,622
Accrued compensation and related liabilities		----	42,152	5,478	12,189	3,007		----	62,826
Accrued liabilities		----	196,158	(151,805)	150,790	6,477		(934)	200,686
Income taxes:
Current		----	586	(23)	16,206	1,815		----	18,584
Deferred		----	----	----	50,237	1,942		----	52,179
Long-term debt due within one year		----	3,228	222,586	(221,486)	----		(187)	4,141
Total current liabilities		(465,247)	(181,587)	(1,310,908)	2,320,288	15,167		25,325	403,038

Long-term debt due after one year		----	882,921	(221,352)	159,255	92,448		(36,198)	877,074
Deferred income taxes		----	----	----	117,485	5,145		----	122,630
Total shareholders’ equity		2,130,617	1,239,393	1,302,521	449,843	327,949		(3,282,585)	2,167,738
		$1,665,370	$1,940,727	$(229,739)	$3,046,871	$440,709		$(3,293,458)	$3,570,480

* The amounts in this column represent the net transfer of balances between subsidiary guarantors and Corp. 2 caused by the legal restructure as described above.  The subsidiary guarantor column has been changed to reflect the new legal structure as of June 1, 2007.  The combination of the Corp. 2 amounts and this column represents the restructured Corp. 2 as of June 1, 2007.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED FEBRUARY 29, 2008

	Cintas Corporation		Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations		Cintas Corporation Consolidated
Cash flows from operating activities:
Net income		$245,744	$148,164	$69,617	$23,475		$(241,256)	$245,744
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation		----	68,920	34,872	6,284		----	110,076
Amortization of deferred charges		----	29,780	1,004	1,587		----	32,371
Stock-based compensation		7,406	----	----	----		----	7,406
Deferred income taxes		----	----	(456)	----		----	(456)
Changes in current assets and liabilities, net of acquisitions of business:
Accounts receivable, net		----	(1,894)	2,808	(395)		343	862
Inventories, net		----	(11,052)	5,041	(930)		(1,984)	(8,925)
Uniforms and other rental items in service		----	(12,983)	(2,280)	(860)		(2,505)	(18,628)
Prepaid expenses		----	(90)	1,143	124		----	1,177
Accounts payable		----	(215,887)	203,504	13,355		(1,420)	(448)
Accrued compensation and related liabilities		----	(7,240)	(3,515)	(975)		----	(11,730)
Accrued liabilities and other		----	(16,671)	9,117	551		889	(6,114)
Income taxes payable		----	8,893	10,307	(1,314)		----	17,886

Net cash provided by (used in) operating activities		253,150	(10,060)	331,162	40,902		(245,933)	369,221

Cash flows from investing activities:
Capital expenditures		----	(88,397)	(50,875)	(5,576)		----	(144,848)
Proceeds from sale or redemption of marketable securities		----	----	34,559	7,834		----	42,393
Purchase of marketable securities and investments		----	(3,065)	(65,284)	(21,445)		57,360	(32,434)
Acquisitions of businesses, net of cash acquired		----	(86,314)	----	(15,789)		----	(102,103)
Other		(65,857)	108,166	(234,074)	(7)		190,570	(1,202)

Net cash (used in) provided by investing activities		(65,857)	(69,610)	(315,674)	(34,983)		247,930	(238,194)

Cash flows from financing activities:
Proceeds from issuance of debt		----	313,000	----	----		----	313,000
Repayment of debt		----	(225,613)	(1,198)	----		(1,997)	(228,808)
Stock options exercised		8,030	----	----	----		----	8,030
Repurchase of common stock		(191,479)	----	----	----		----	(191,479)
Other		(3,844)	(7,510)	----	(101)		----	(11,455)

Net cash (used in) provided by financing activities		(187,293)	79,877	(1,198)	(101)		(1,997)	(110,712)

Net increase in cash and cash equivalents		----	207	14,290	5,818		----	20,315
Cash and cash equivalents at beginning of period		----	33,949	(24,834)	26,245		----	35,360
Cash and cash equivalents at end of period	$	----	$34,156	$(10,544)	$32,063	$	----	$55,675

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED FEBRUARY 28, 2007

	Cintas Corporation		Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations		Cintas Corporation Consolidated
Cash flows from operating activities:
Net income		$244,216	$44,753	$178,454	$20,543		$(243,750)	$244,216
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation		----	61,491	33,621	4,924		----	100,036
Amortization of deferred charges		----	17,250	10,913	1,852		----	30,015
Stock-based compensation		2,746	----	----	----		----	2,746
Deferred income taxes		----	----	(18,707)	(355)		----	(19,062)
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net		----	(1,689)	(4,825)	617		6,808	911
Inventories, net		----	(30,706)	1,637	649		244	(28,176)
Uniforms and other rental items in service		----	2,036	(3,723)	803		(711)	(1,595)
Prepaid expenses		----	(1,571)	(1,746)	(359)		----	(3,676)
Accounts payable		----	(192,584)	185,476	12,922		(7,884)	(2,070)
Accrued compensation and related liabilities		----	582	6,573	(275)		----	6,880
Accrued liabilities and other		----	224	(14,859)	(1,780)		904	(15,511)
Income taxes payable		----	6,927	1,940	(1,504)		----	7,363

Net cash provided by (used in) operating activities		246,962	(93,287)	374,754	38,037		(244,389)	322,077

Cash flows from investing activities:
Capital expenditures		----	(62,138)	(61,576)	(4,922)		----	(128,636)
Proceeds from sale or redemption of marketable securities		----	99,475	----	3,396		----	102,871
Purchase of marketable securities and investments		----	(10,625)	(3,298)	(14,877)		(12,821)	(41,621)
Acquisitions of businesses, net of cash acquired		----	(63,240)	(71,736)	(35)		----	(135,011)
Other		(52,091)	43,935	(244,888)	(2,146)		255,607	417

Net cash (used in) provided by investing activities		(52,091)	7,407	(381,498)	(18,584)		242,786	(201,980)

Cash flows from financing activities:
Proceeds from issuance of debt		----	250,000	2,460	----		----	252,460
Repayment of debt		----	(167,033)	2,984	(5,241)		1,603	(167,687)
Stock options exercised		9,529	----	----	----		----	9,529
Repurchase of common stock		(198,949)	----	----	----		----	(198,949)
Other		(5,451)	(5,695)	----	(11,660)		----	(22,806)

Net cash (used in) provided by financing activities		(194,871)	77,272	5,444	(16,901)		1,603	(127,453)

Net (decrease) increase in cash and cash equivalents		----	(8,608)	(1,300)	2,552		----	(7,356)
Cash and cash equivalents at beginning of period		----	9,461	8,674	20,779		----	38,914
Cash and cash equivalents at end of period	$	----	$853	$7,374	$23,331	$	----	$31,558

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

We pursue the strategy of broadening our customer base in a few ways.  Cintas has a national sales organization introducing all of our products and services to prospects in all business segments.  Our ever expanding range of products and services allows our sales organization to consider any type of business a prospect.  We also broaden our customer base through geographic expansion, especially in our emerging businesses of first aid, safety and fire protection and document management.  We continue to evaluate strategic acquisitions as opportunities arise.

RESULTS OF OPERATIONS

Cintas historically classified its businesses into two operating segments, Rentals and Other Services.  The Rentals operating segment reflects the rental and servicing of uniforms and other garments, mats, mops and shop towels and other ancillary items.  In addition to these rental items, restroom and hygiene products and services are also provided within this segment.  Effective June 1, 2007, this operating segment has been renamed Rental Uniforms and Ancillary Products.

The Other Services operating segment historically consisted of the direct sale of uniforms and related items, first aid, safety and fire protection products and services, document management services and branded promotional products.  Effective June 1, 2007, the Other Services operating segment was separated into three reportable operating segments – Uniform Direct Sales operating segment, First Aid, Safety and Fire Protection Services operating segment and Document Management Services operating segment.  This change provides more visibility to these operating segments as they continue to grow and have a larger impact on Cintas’ consolidated results of operations.  The Uniform Direct Sales operating segment consists of the direct sale of uniforms and related items and branded promotional products.  The First Aid, Safety and Fire Protection Services operating segment consists of first aid, safety and fire protection products and services.  The Document Management Services operating segment consists of document destruction and document retention services.  Revenue and income before income taxes for each of these operating segments for the three and nine month periods ended February 29, 2008 and February 28, 2007, are presented in Note 9 entitled Segment Information of “Notes to Consolidated Condensed Financial Statements.”

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

Three Months Ended February 29, 2008 Compared to Three Months Ended February 28, 2007

Total revenue increased 7.8% for the three months ended February 29, 2008, over the same period in the prior fiscal year.  The three month period ended February 29, 2008, included 65 workdays, which is one more than last fiscal year’s third quarter.  On a same workday basis, total revenue increased 6.1%.  Internal growth accounted for 4.5% of this increase. The remaining 1.6% represents growth derived through acquisitions in our Rental Uniforms and Ancillary Products operating segment, our First Aid, Safety and Fire Protection Services operating segment and our Document Management Services operating segment.

Rental Uniforms and Ancillary Products revenue increased 4.1% on a same workday basis for the three months ended February 29, 2008, over the same period in the prior fiscal year.  Internal growth accounted for 3.8% of this increase.  Internal growth was primarily due to the sale of new rental programs to customers, offset by lost business.  The remaining growth was generated through the acquisition of uniform and mat rental businesses.

Other Services revenue, consisting of revenue from the reportable operating segments of Uniform Direct Sales, First Aid, Safety and Fire Protection Services and Document Management Services, increased 11.8% on a same workday basis for the three months ended February 29, 2008, over the same period in the prior fiscal year.  Internal growth accounted for 6.4% of this increase.  Internal growth was generated primarily through the increased sales of first aid, safety and fire protection products and services and document management services to customers. The additional growth was generated through a combination of acquisitions of document management businesses and first aid, safety and fire protection businesses.

Cost of rental uniforms and ancillary products consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other rental items.  Cost of rental uniforms and ancillary products increased $27.1 million, or 7.3%, for the three months ended February 29, 2008, as compared to the three months ended February 28, 2007.  This increase was mainly due to increased Rental Uniforms and Ancillary Products operating segment revenue and increased energy related costs.

Cost of other services consists primarily of cost of goods sold (predominantly uniforms and first aid products), delivery expenses and distribution expenses in the Uniform Direct Sales operating segment, the First Aid, Safety and Fire Protection Services operating segment and the Document Management Services operating segment.  Cost of other services increased $18.0 million, or 12.1%, for the three months ended February 29, 2008, as compared to the three months ended February 28, 2007.  This increase was mainly due to increased Other Services sales volume and increased energy related costs.

Selling and administrative expenses increased 7.9% for the three months ended February 29, 2008, as compared to the three months ended February 28, 2007.  Selling costs increased by $11.9 million over the prior fiscal year reflecting the continued investment in our selling organization.  In addition, real estate and property taxes increased by $1.6 million, and the cost of legal and professional services increased by $1.0 million.

Net interest expense (interest expense less interest income) was $12.1 million for the three months ended February 29, 2008, compared to $10.2 million for the same period in the prior fiscal year.  This increase in net interest expense is primarily due to the increased level of borrowing used to fund acquisitions and to fund the share buyback program.

Cintas’ effective tax rate was 35.0% for the three months ended February 29, 2008, and 37.3% for the three months ended February 28, 2007.  This decrease is due to the third quarter impact of FIN 48 and the closing of certain tax years due to expiration of statutes of limitations.

Net income increased 6.6% for the three months ended February 29, 2008, from the same period in the prior fiscal year.  Diluted earnings per share increased 10.4% for the three months ended February 29, 2008, from the same period in the prior fiscal year.  This increase is greater than the net income increase of 6.6% due to the impact of the share buyback program, which is discussed in more detail in the Financial Condition section below.

Nine Months Ended February 29, 2008 Compared to Nine Months Ended February 28, 2007

Total revenue increased 6.8% for the nine months ended February 29, 2008, over the same period in the prior fiscal year.  The nine month period ended February 29, 2008, included one more workday than in the same period of last fiscal year.  On a same workday basis, total revenue increased 6.2%.  Internal growth accounted for 4.5% of this increase. The remaining 1.7% represents growth derived mainly through acquisitions in our Rental Uniforms and Ancillary Products operating segment, our First Aid, Safety and Fire Protection Services operating segment and our Document Management Services operating segment.

Rental Uniforms and Ancillary Products revenue increased 3.6% on a same workday basis for the nine months ended February 29, 2008, over the same period in the prior fiscal year.  Internal growth accounted for 3.3% of this increase.  Internal growth was primarily due to the sale of new rental programs to customers, offset by lost business.  The remaining growth was generated through the acquisition of uniform and mat rental businesses.

Other Services revenue, consisting of revenue from the reportable operating segments of Uniform Direct Sales, First Aid, Safety and Fire Protection Services and Document Management Services, increased 13.8% on a same workday basis for the nine months ended February 29, 2008, over the same period in the prior fiscal year.  Internal growth accounted for 7.8% of this increase.  Internal growth was generated primarily through the increased sales of first aid, safety and fire protection products and services and document management services to customers. The additional growth was generated through a combination of acquisitions of document management businesses and first aid, safety and fire protection businesses.

Cost of rental uniforms and ancillary products consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other rental items.  Cost of rental uniforms and ancillary products increased $52.5 million, or 4.6%, for the nine months ended February 29, 2008, as compared to the nine months ended February 28, 2007.  This increase was mainly due to increased Rental Uniforms and Ancillary Products operating segment revenue and increased energy related costs.

Cost of other services consists primarily of cost of goods sold (predominantly uniforms and first aid products), delivery expenses and distribution expenses in the Uniform Direct Sales operating segment, the First Aid, Safety and Fire Protection Services operating segment and the Document Management Services operating segment.  Cost of other services increased $51.8 million, or 11.6%, for the nine months ended February 29, 2008, as compared to the nine months ended February 28, 2007.  This increase was mainly due to increased Other Services sales volume and increased energy related costs.

Selling and administrative expenses increased 10.6% for the nine months ended February 29, 2008, as compared to the nine months ended February 28, 2007.  In order to accelerate revenue growth, we continue to invest in our sales organization and continue to increase our marketing efforts and sales promotions.  These measures combined to increase our selling costs by $45.5 million over the prior fiscal year.  Share-based compensation expense was $7.4 million for the nine months ended February 29, 2008, which was an increase of $4.7 million over the same period in the prior fiscal year.  The share-based compensation expense for the nine months ended February 28, 2007, of $2.7 million included a cumulative catch-up adjustment credit of $2.2 million due to a change in estimated forfeitures for certain equity awards.  In addition, administrative expenses increased by $10.1 million as a result of an increase in legal and other professional services.

Net interest expense (interest expense less interest income) was $34.7 million for the nine months ended February 29, 2008, compared to $32.0 million for the same period in the prior fiscal year.  This increase in net interest expense is primarily due to the increased level of borrowing used to fund acquisitions and to fund the share buyback program.

Cintas’ effective tax rate was 36.9% for the nine months ended February 29, 2008, and 37.3% for the nine months ended February 28, 2007.  This decrease is due to the third quarter impact of FIN 48 and the closing of certain tax years due to expiration of statutes of limitations.

Net income increased 0.6% for the nine months ended February 29, 2008, from the same period in the prior fiscal year.  This increase is lower than the revenue increase for the same period primarily due to the increased investment in our sales organization and increases in our marketing efforts and sales promotions as described above.  Diluted earnings per share increased 3.3% for the nine months ended February 29, 2008, from the same period in the prior fiscal year.  The diluted earnings per share include the impact of the share buyback program, which is discussed in more detail in the Financial Condition section below.

Rental Uniforms and Ancillary Products Operating Segment Results

Three Months Ended February 29, 2008 Compared to Three Months Ended February 28, 2007

As discussed above, Rental Uniforms and Ancillary Products revenue increased $38.0 million, or 4.1% on a same workday basis, and the cost of rental uniforms and ancillary products increased $27.1 million, or 7.3%.  The operating segment’s gross margin was $305.3 million, or 43.4% of revenue.  This gross margin percent to sales of 43.4% was lower than last year’s third quarter of 44.2% mainly due to increased energy costs.

Selling and administrative expenses in the Rental Uniforms and Ancillary Products operating segment as a percent to sales, at 28.3%, decreased 10 basis points from 28.4% compared to the third quarter of the prior fiscal year.  This decrease was due to a reduction in medical expenses offset by an increase in selling costs.

Income before income taxes increased $1.3 million to $106.5 million for the Rental Uniforms and Ancillary Products operating segment for the period compared to the same period last fiscal year.  Income before income taxes was 15.1% of the operating segment’s revenue, which is a 70 basis point decrease compared to the third quarter of the prior fiscal year.  This is primarily due to the increased energy costs indicated above.

Nine Months Ended February 29, 2008 Compared to Nine Months Ended February 28, 2007

As discussed above, Rental Uniforms and Ancillary Products revenue increased $85.0 million, or 3.6% on a same workday basis, and the cost of rental uniforms and ancillary products increased $52.5 million, or 4.6%.  The operating segment’s gross margin was $940.8 million, or 44.3% of revenue.  This gross margin percent of revenue of 44.3% decreased 30 basis points as compared to the 44.6% for the nine months ended February 28, 2007, due to an increase in energy costs.

Selling and administrative expenses for the Rental Uniforms and Ancillary Products operating segment as a percent to sales, at 28.3%, increased 80 basis points compared to the first nine months in the prior fiscal year.  This increase was due to the increased investment in our sales organization and increases in our marketing efforts and sales promotions.

Income before income taxes decreased $7.8 million to $339.3 million for the Rental Uniforms and Ancillary Products operating segment for the period compared to the same period in the prior fiscal year.  Income before income taxes was 16.0% of this operating segment’s revenue, which is a 100 basis point decrease compared to the same period in the prior fiscal year primarily as a result of the increased investment in our sales organization and increases in our marketing efforts and sales promotions.

Uniform Direct Sales Operating Segment

Three Months Ended February 29, 2008 Compared to Three Months Ended February 28, 2007

Uniform Direct Sales operating segment revenue increased $1.1 million, or 0.9%, for the three months ended February 29, 2008, over the same period in the prior fiscal year.  On a same workday basis, though, Uniform Direct Sales operating segment revenue decreased by 0.7%.  There were no acquisitions in the Uniform Direct Sales operating segment during the three months ended February 29, 2008.

Cost of uniform direct sales increased $2.4 million, or 2.9%, for the three months ended February 29, 2008, due to increased Uniform Direct Sales volume.  The gross margin as a percent to revenue was 32.1% for the quarter ended February 29, 2008, which was a 130 basis point decrease over the same period in the prior fiscal year.  This decrease is due to lower than expected revenues, a greater mix of lower margin catalog products sold during the period, holiday promotions and inventory clearance sales.

Selling and administrative expenses as a percent to revenue, at 19.2%, increased 10 basis points compared to the third quarter of the prior fiscal year.  This increase is in part due to the catalog costs associated with the introduction of the new “Uniform Book” and new healthcare catalog.

Income before income taxes decreased $1.6 million to $16.2 million for the Uniform Direct Sales operating segment for the period compared to the same period in the prior fiscal year.  Income before income taxes was 12.9% of the operating segment’s revenue, which is a 150 basis point decrease compared to the prior fiscal year.  This decrease is primarily due to the gross margin decrease discussed above.

Nine Months Ended February 29, 2008 Compared to Nine Months Ended February 28, 2007

Uniform Direct Sales operating segment revenue increased $9.4 million, or 2.0% on a same workday basis for the nine months ended February 29, 2008, over the same period in fiscal 2007.  There were no acquisitions in the Uniform Direct Sales operating segment during the nine months ended February 29, 2008.

Cost of uniform direct sales increased $6.8 million, or 2.7%, for the nine months ended February 29, 2008, due to increased Uniform Direct Sales volume.  The gross margin as a percent to revenue was 31.7% for the nine months ended February 29, 2008, which was a 10 basis point decrease over the same period in the prior fiscal year.  This decrease is due to lower than expected revenues, a greater mix of lower margin catalog products sold during the period, holiday promotions and inventory clearance sales.

Selling and administrative expenses as a percent to revenue, at 20.3%, increased 70 basis points compared to the nine months ended February 28, 2007.  This increase is in part due to the catalog costs associated with the introduction of the new “Uniform Book” and new healthcare catalog.

Income before income taxes decreased $2.2 million to $43.1 million for the Uniform Direct Sales operating segment for the period compared to the same period in the prior fiscal year.  Income before income taxes was 11.4% of the operating segment’s revenue, which is a 90 basis point decrease compared to the same period in the prior fiscal year.  This decrease reflects both the lower gross margin discussed above and the additional catalog costs discussed above.

First Aid, Safety and Fire Protection Services Operating Segment

Three Months Ended February 29, 2008 Compared to Three Months Ended February 28, 2007

First Aid, Safety and Fire Protection Services operating segment revenue increased $10.5 million, or 10.3% on a same workday basis for the three months ended February 29, 2008.  This operating segment’s internal growth for the period was 5.3% over the same period last fiscal year.  The remaining growth was generated through the acquisition of first aid, safety and fire protection businesses.

Cost of first aid, safety and fire protection services increased $7.6 million, or 14.6%, for the three months ended February 29, 2008, due to increased First Aid, Safety and Fire Protection Services volume.   Gross margin for the First Aid, Safety and Fire Protection Services operating segment is defined as revenues less cost of goods, warehouse expenses, service expenses and training expenses.  The gross margin as a percent to revenue was 39.2% for the quarter ended February 29, 2008, which is a 140 basis point decrease compared to the gross margin percentage in the third quarter of the prior fiscal year.  This decline is due to lower than anticipated Fire Protection Services revenue and higher energy costs.  The lower Fire Protection Services revenue was in both the fire services business and the fire suppression system installation business.  Although we have added route and installation capacity this year to support revenue growth, the Fire Protection Services business has been adversely affected by challenging economic conditions.

Selling and administrative expenses as a percent to revenue, at 31.7%, increased 100 basis points compared to the third quarter of the prior fiscal year.  This increase was due to the increased investment in our sales organization and increases in our marketing efforts and sales promotions.

Income before income taxes for the First Aid, Safety and Fire Protection Services operating segment decreased $1.3 million to $7.3 million for the period compared to the same period of the prior fiscal year.  Income before income taxes was 7.5% of the operating segment’s revenue, which is a 240 basis point decrease compared to the third quarter of the prior fiscal year as a result of the lower gross margin discussed above and the increased selling costs discussed above.

Nine Months Ended February 29, 2008 Compared to Nine Months Ended February 28, 2007

First Aid, Safety and Fire Protection Services operating segment revenue increased $36.1 million, or 13.1% on a same workday basis for the nine months ended February 29, 2008.  This operating segment’s internal growth for the period was 6.4% over the same period in the prior fiscal year.  The remaining growth was generated through the acquisition of first aid, safety and fire protection businesses.

Cost of first aid, safety and fire protection services increased $22.2 million, or 14.0%, for the nine months ended February 29, 2008, due to increased First Aid, Safety and Fire Protection Services volume.  Gross margin for the First Aid, Safety and Fire Protection Services operating segment is defined as revenue less cost of goods, warehouse expenses, service expenses and training expenses.  The gross margin as a percent to revenue was 39.6% for the nine months ended February 29, 2008, which is a 20 basis point decrease over the gross margin percentage for the nine months ended February 28, 2007.  This decrease is primarily due to an increase in energy costs.

Selling and administrative expenses as a percent to sales, at 31.2%, increased 150 basis points compared to the nine months ended February 28, 2007.  This increase was due to the increased investment in our sales organization and increases in our marketing efforts and sales promotions.

Income before income taxes for the First Aid, Safety and Fire Protection Services operating segment decreased $1.2 million, or 4.7% for the period compared to the same period in the prior fiscal year.  Income before income taxes was 8.5% of the operating segment’s revenue, which is a 160 basis point decrease compared to the same period last fiscal year primarily as a result of the increased investment in our sales organization and increases in our marketing efforts and sales promotions.

Document Management Services Operating Segment

Three Months Ended February 29, 2008 Compared to Three Months Ended February 28, 2007

Document Management Services operating segment revenue increased $21.0 million, or 71.2% on a same workday basis for the three months ended February 29, 2008, over the same period in the prior fiscal year.  This operating segment’s internal growth for the period was 40.7% over the same period in the prior fiscal year.  The internal growth was primarily due to the sale of shredding services to new customers and favorable recycled paper prices relative to last fiscal year.  The remaining growth was generated through the acquisition of document management businesses.

Cost of document management services increased $8.1 million, or 58.2%, for the three months ended February 29, 2008, due to increased Document Management Services operating segment sales volume.  Gross margin for the Document Management Services operating segment is defined as revenue less production and service costs.  The gross margin as a percent to revenue was 55.5% for the quarter ended February 29, 2008, which is a 440 basis point increase over the gross margin percentage in the third quarter of the prior fiscal year.  This improvement was made despite increased energy related costs and was primarily due to the segment’s increased sales volume and favorable recycled paper prices relative to last fiscal year.

Selling and administrative expenses as a percent to revenue, at 39.3%, decreased 790 basis points compared to the third quarter of the prior fiscal year.  This decrease is due to improved scale of administrative functions resulting from the operating segment’s increased sales volume, offset by the increased investment in our sales organization and increases in our marketing efforts and sales promotions.

Income before income taxes for the Document Management Services operating segment increased $6.9 million to $8.0 million for the period compared to the same period in the prior fiscal year.  Income before income taxes was 16.2% of the operating segment’s revenue, which is a significant improvement over the 3.8% of the operating segment’s revenue for the same period last fiscal year, primarily as a result of the operating segment’s increased sales volume.

Nine Months Ended February 29, 2008 Compared to Nine Months Ended February 28, 2007

Document Management Services operating segment revenue increased $55.6 million, or 75.4% on a same workday basis, for the nine months ended February 29, 2008, over the same period in the prior fiscal year.  This operating segment’s internal growth for the period was 42.2% over the same period in the prior fiscal year.  The internal growth was primarily due to the sale of shredding services to new customers and favorable recycled paper prices relative to last fiscal year.  The remaining growth was generated through the acquisition of document management businesses.

Cost of document management services increased $22.8 million, or 63.6%, for the nine months ended February 29, 2008, due to increased Document Management Services operating segment sales volume.  Gross margin for the Document Management Services operating segment is defined as revenue less production and service costs.  The gross margin as a percent to revenue was 54.3% for the nine months ended February 29, 2008, which is a 350 basis point increase over the gross margin percentage in the first nine months of the prior fiscal year.  This improvement was made despite increased energy related costs and was primarily due to the segment’s increased sales volume and favorable recycled paper prices relative to last fiscal year.

Selling and administrative expenses as a percent to revenue, at 41.5%, decreased 570 basis points compared to the nine months ended February 28, 2007.  This decrease is due to improved scale of administrative functions resulting from the operating segment’s increased sales volume, offset by the increased investment in our sales organization and increases in our marketing efforts and sales promotions.

Income before income taxes for the Document Management Services operating segment increased $13.9 million for the period compared to the same period in the prior fiscal year.  Income before income taxes was 12.8% of the operating segment’s revenue, which is a 920 basis point increase compared to the prior fiscal year primarily as a result of the operating segment’s increased sales volume.

Liquidity and Capital Resources

At February 29, 2008, Cintas had $163.6 million in cash, cash equivalents and marketable securities which is comparable to the $155.4 million at May 31, 2007.  Capital expenditures were $144.8 million for the nine months ended February 29, 2008.  We expect capital expenditures for the year to be approximately $190.0 million.  Cash, cash equivalents and marketable securities are expected to be used to finance future acquisitions, capital expenditures, expansion and additional purchases under the share buyback program as detailed below.  We believe that our current cash position, funds generated from operations and the strength of our banking relationships provides sufficient means to meet our anticipated operational and capital requirements.

Net property and equipment increased by $48.3 million from May 31, 2007 to February 29, 2008, due to our continued investment in rental facilities and equipment and our document management services fleet.  Cintas opened one new rental facility in the third quarter of fiscal 2008 and had an additional six uniform rental facilities under construction.

During the third quarter of fiscal 2008, Cintas issued $300.0 million of senior notes due 2017.  These senior notes bear an interest rate of 6.125%, paid semi-annually beginning June 1, 2008.  The proceeds generated from the offering were used to reduce borrowings under our commercial paper program.

In May 2005, Cintas announced that the Board of Directors authorized a $500.0 million share buyback program at market prices.  In July 2006, Cintas announced that the Board of Directors approved the expansion of its share buyback program by an additional $500.0 million.  From the inception of the share buyback program through March 31, 2008, Cintas has purchased a total of approximately 19.4 million shares of Cintas common stock, or approximately 11% of the total shares outstanding at the beginning of the program, at an average price of $39.81 per share for a total purchase price of approximately $772.0 million.  The maximum approximate dollar value of shares that may yet be purchased under the plan as of March 31, 2008, is $228.0 million.  The Board of Directors did not specify an expiration date for this program.

Following is information regarding Cintas' long-term contractual obligations and other commitments outstanding as of February 29, 2008:

(In thousands)	Payments Due by Period
Long-term contractual obligations	Total	One year or less	Two to three years	Four to five years	After five Years

Long-term debt (1)	$964,138	$701	$182,336	$226,271	$554,830
Capital lease obligations (2)	1,269	641	268	240	120
Operating leases (3)	59,006	18,890	24,565	10,609	4,942
Interest payments (4)	522,791	33,732	67,089	48,306	373,664
Interest swap agreements (5)	----	----	----	----	----
Unconditional purchase obligations	----	----	----	----	----
Total contractual cash obligations	$1,547,204	$53,964	$274,258	$285,426	$933,556

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

(1)	Long-term debt primarily consists of $775,000 in long-term notes and $181,000 in commercial paper.
(2)	Capital lease obligations are classified as debt on the consolidated balance sheets.
(3)	Operating leases consist primarily of building leases and a synthetic lease on a corporate jet.
(4)
Interest payments include interest on both fixed and variable rate debt.  Rates have been assumed to remain constant for the remainder of fiscal 2008 and during fiscal 2009, increase 25 basis points each year in fiscal 2010 and fiscal 2011, and increase 50 basis points each year in fiscal 2012 and fiscal 2013.

(5)	Reference Note 5 entitled Debt, Derivatives and Hedging Activities of “Notes to Consolidated Condensed Financial Statements” for a detailed discussion of interest swap agreements.

(In thousands)	Amount of Commitment Expiration Per Period
Other commercial commitments	Total	One year or less		Two to three years	Four to five years		After five Years

Lines of credit (1)	$600,000	$	----	$600,000	$	----	$	----
Standby letter of credit (2)	77,823		77,806	17		----		----
Guarantees	----		----	----		----		----
Standby repurchase obligations	----		----	----		----		----
Other commercial commitments	----		----	----		----		----
Total commercial commitments	$677,823		$77,806	$600,017	$	----	$	----

(1)	Back-up facility for the commercial paper program.
(2)	Support certain outstanding long-term debt and self-insured workers' compensation and general liability insurance programs.

Cintas has no off-balance sheet arrangements other than a synthetic lease on a corporate jet.  The synthetic lease on the aircraft does not currently have, and is not reasonably likely to have, a current or future material effect on Cintas’ financial condition, changes in Cintas’ financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Outlook

External market conditions have deteriorated in our third quarter of fiscal 2008, and we expect these conditions to continue into the fourth quarter.  These challenging conditions negatively affect our existing customer base and our existing cost structure, especially our exposure to energy costs.  While these challenging economic conditions will put pressure on our revenue growth and margins, we are aggressively challenging our cost structure in order to maintain our margins during the remainder of fiscal 2008.

We will continue searching out additional products and services to become an even more valuable resource for our customers.  We believe that the high level of customer service provided by our employee-partners and supported by our infrastructure, quality products, financial resources and corporate culture will provide for continued business success.  As such, we see upside potential for all of our business units.  Although difficult to predict, we anticipate growth in all of our operating segments.

In the marketplace, competition and related pricing pressure will continue; however, we believe cost containment initiatives, technological advances and continued leverage of our infrastructure will soften or offset any impact.

When appropriate opportunities arise, we will supplement our internal growth with strategic acquisitions.

Like most other companies, we experienced, and anticipate continuing to experience, increased costs for energy, wages and benefits.  Changes in federal and state tax laws also impact our results.

Cintas’ effective tax rate was 35.0% for the three months ended February 29, 2008, and was 36.9% for the nine months ended February 29, 2008.  For the full fiscal year 2008, we expect our effective tax rate to be approximately 37.1%.

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

ITEM 4.
CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

With the participation of Cintas’ management, including Cintas’ Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, Cintas has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of February 29, 2008.  Based on such evaluation, Cintas’ management, including Cintas’ Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, have concluded that Cintas’ disclosure controls and procedures were effective as of February 29, 2008, in ensuring (i) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is accumulated and communicated to Cintas’ management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in Cintas’ internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended February 29, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. See “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” on pages 29 and 30 of our most recent Form 10-K.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements.  Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “predicts,” “projects,” “plans,” “expects,” “intends,” “target,” “forecast,” “believes,” “seeks,” “could,” “should,” “may” and “will” or the negative versions thereof and similar expressions and by the context in which they are used.  Such statements are based upon current expectations of Cintas and speak only as of the date made.  We cannot guarantee that any forward-looking statement will be realized.  These statements are subject to various risks, uncertainties and other factors that could cause actual results to differ from those set forth in or implied by this Quarterly Report.  Factors that might cause such a difference include, but are not limited to, the possibility of greater than anticipated operating costs including energy costs, lower sales volumes, loss of customers due to outsourcing trends, the performance and costs of integration of acquisitions, fluctuations in costs of materials and labor including increased medical costs, costs and possible effects of union organizing activities, failure to comply with government regulations concerning employment discrimination, employee pay and benefits and employee health and safety, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, the cost, results and ongoing assessment of internal controls for financial reporting required by the Sarbanes-Oxley Act of 2002, the initiation or outcome of litigation, higher assumed sourcing or distribution costs of products, the disruption of operations from catastrophic events, changes in federal and state tax and labor laws and the reactions of competitors in terms of price and service.  Cintas undertakes no obligation to update any forward-looking statements whether as a result of new information or to reflect events or circumstances arising after the date on which they are made.

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

Breach of Fiduciary Duties:  J. Lester Alexander, III v. Cintas Corp., et. al., Circuit Court, Randolph County, Alabama, October 25, 2004.

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

    Item 5.        Other Information

On January 15, 2008, Cintas declared an annual cash dividend of $0.46 per share on outstanding common stock, an 18 percent increase over the dividends paid in the prior year.  The dividend was paid on March 12, 2008, to shareholders of record as of February 6, 2008.

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

CINTAS CORPORATION (Registrant)

Date: April 4, 2008	By:	/s/ William C. Gale
William C. Gale
Senior Vice President and Chief Financial Officer
(Chief Accounting Officer)