Form 10-K
period 2008-05-31
CINTAS CORP
filed 2008-07-30
CIK 723254

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Fiscal Year Ended May 31, 2008

___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-11399

CINTAS CORPORATION
(Exact name of Registrant as specified in its charter)

Incorporated under the Laws of Washington	IRS Employer ID
(State or other jurisdiction of incorporation or organization)	No. 31-1188630

6800 Cintas Boulevard
P.O. Box 625737
Cincinnati, Ohio  45262-5737
(Address of principal executive offices)
Phone:  (513) 459-1200
(Telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by checkmark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES     ✓                                         NO    ___

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

YES     ✓                                         NO    ___

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.   ✓

Indicate by checkmark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer   ✓   Accelerated Filer ___    Smaller Reporting Company ___   Non-Accelerated Filer   ___
(Do not check if a smaller reporting company)

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ___ No    ✓

The aggregate market value of the Common Stock held by non-affiliates as of November 30, 2007, was $4,916,136,923 based on a closing sale price of $31.99 per share.  As of June 30, 2008, 173,083,426 shares of Common Stock were issued and 153,691,103 shares were outstanding.

Documents Incorporated by Reference

Portions of the Registrant's Proxy Statement to be filed with the Commission for its 2008 Annual Meeting of Shareholders are incorporated by reference in Part III as specified.

Cintas Corporation

Index to Annual Report on Form 10-K

Part III
	Item 10.	Directors and Executive Officers of the Registrant.	63
	Item 11.	Executive Compensation.	63
	Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	63
	Item 13.	Certain Relationships and Related Transactions, and Director Independence.	63
	Item 14.	Principal Accountant Fees and Services.	63

Part IV
	Item 15.	Exhibits and Financial Statement Schedules.	64

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

We provide our products and services to approximately 800,000 businesses of all types – from small service and manufacturing companies to major corporations that employ thousands of people.  This diversity in customer base results in no individual customer accounting for greater than one percent of Cintas’ total revenue.  As a result, the loss of one account would not have a significant financial impact on Cintas.

Cintas historically classified its businesses into two operating segments, Rentals and Other Services.  The Rentals operating segment reflects the rental and servicing of uniforms and other garments, mats, mops and shop towels and other ancillary items.  In addition to these rental items, restroom and hygiene products and services are also provided within this operating segment.  Effective June 1, 2007, this operating segment has been renamed Rental Uniforms and Ancillary Products.

The Other Services operating segment historically consisted of the direct sale of uniforms and related items, first aid, safety and fire protection products and services, document management services and branded promotional products.  Effective June 1, 2007, the Other Services operating segment was separated into three reportable operating segments – Uniform Direct Sales operating segment, First Aid, Safety and Fire Protection Services operating segment and Document Management Services operating segment.  This change provides more visibility to these operating segments as they continue to grow and have a larger impact on Cintas’ consolidated results of operations.  The Uniform Direct Sales operating segment consists of the direct sale of uniforms and related items and branded promotional products.  The First Aid, Safety and Fire Protection Services operating segment consists of first aid, safety and fire protection products and services.  The Document Management Services operating segment consists of document shredding and document storage services.

The following table sets forth the revenue derived from each operating segment provided by Cintas.  Fiscal 2007 and fiscal 2006 have been restated to reflect the change to the reportable operating segments made effective June 1, 2007.

Year Ended May 31, (in thousands)	2008	2007	2006

Rental Uniforms and Ancillary Products	$2,834,568	$2,734,629	$2,568,776
Uniform Direct Sales	517,490	501,443	484,934
First Aid, Safety and Fire Protection Services	403,552	362,417	285,348
Document Management Services	182,290	108,411	64,550
	$3,937,900	$3,706,900	$3,403,608

Additional information is also included in Note 13 entitled Segment Information in “Notes to Consolidated Financial Statements.”

The primary markets served by all Cintas operating segments are local in nature and highly fragmented.  Cintas competes with national, regional and local providers, and the level of competition varies at each of Cintas’ local operations.  Product, design, price, quality, service and convenience to the customer are the competitive elements in each of our operating segments.

Within the Rental Uniforms and Ancillary Products operating segment, Cintas provides its products and services to customers via local delivery routes originating from rental processing plants and branches.  Within the Uniform Direct Sales and First Aid, Safety and Fire Protection Services operating segments, Cintas provides its products and services via its distribution network and local delivery routes or local representatives.  Within the Document Management Services operating segment, Cintas provides its services via local service routes originating from document management branches and document storage facilities.  In total, Cintas has approximately 8,400 local delivery routes, 405 operations and 8 distribution centers.  At May 31, 2008, Cintas employed approximately 34,000 employees of which approximately 400 were represented by labor unions.

Cintas sources finished products from many outside suppliers.  In addition, Cintas operates 10 manufacturing facilities which provide for standard uniform needs.  Cintas purchases fabric, used in its manufacturing process, from several suppliers.  Cintas is not aware of any circumstances that would hinder its ability to continue obtaining these materials.

Cintas is subject to various environmental laws and regulations, as are other companies in the uniform rental industry.  While environmental compliance is not a material component of our costs, Cintas must incur capital expenditures and associated operating costs, primarily for water treatment and waste removal, on a regular basis.  Environmental spending related to water treatment and waste removal was approximately $17 million in fiscal 2008 and approximately $16 million in fiscal 2007.  Capital expenditures to limit or monitor hazardous substances were approximately $4 million in fiscal 2008 and approximately $2 million in fiscal 2007.  Cintas does not expect a material change in the cost of environmental compliance on a percent to revenue basis and is not aware of any material non-compliance with environmental laws.

Cintas files annual and quarterly reports and proxy materials with the Securities and Exchange Commission (SEC).  The public may copy these materials at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580 Washington, D.C.  20549 and may obtain further information concerning the operation of the Public Reference Room by calling the SEC at (800) SEC-0330.  The SEC maintains an Internet site that contains the same information regarding Cintas that is filed electronically with the SEC.  The address of that site is: http://www.sec.gov.  Cintas’ Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and current reports on Form 8-K and amendments to those reports are available free of charge as posted on its website, www.cintas.com, as soon as reasonably practicable after electronically filing with the SEC.  The information on Cintas’ website is not part of this Annual Report on Form 10-K.

Item 1A.  Risk Factors

The statements in this section describe major risks that could materially and adversely affect our business, financial condition and results of operations, and the trading price of our debt or equity securities could decline.

In addition, this section sets forth statements which constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995.

This Annual Report on Form 10-K contains forward-looking statements that are subject to numerous assumptions, risks or uncertainties.  The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements.  Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “predicts,” “projects,” “plans,” “expects,” “intends,” “target,” “forecast,” “believes,” “seeks,” “could,” “should,” “may” and “will” or the negative versions thereof and similar expressions and by the context in which they are used.  Such statements are based upon current expectations of Cintas and speak only as of the date made.  We cannot guarantee that any forward-looking statement will be realized.  These statements are subject to various risks, uncertainties and other factors that could cause actual results to differ from those set forth in or implied by this Annual Report.  Factors that might cause such a difference include, but are not limited to, the possibility of greater than anticipated operating costs including energy costs, lower sales volumes, loss of customers due to outsourcing trends, the performance and costs of integration of acquisitions, fluctuations in costs of materials and labor including increased medical costs, costs and possible effects of union organizing activities, failure to comply with government regulations concerning employment discrimination, employee pay and benefits and employee health and safety, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, the cost, results and ongoing assessment of internal controls for financial reporting required by the Sarbanes-Oxley Act of 2002, the initiation or outcome of litigation, higher assumed sourcing or distribution costs of products, the disruption of operations from catastrophic events, changes in federal and state tax and labor laws and the reactions of competitors in terms of price and service.  Cintas undertakes no obligation to update any forward-looking statements whether as a result of new information or to reflect events or circumstances arising after the date on which they are made.

General economic factors may adversely affect our financial performance.
General economic conditions, in North America and globally, may adversely affect our financial performance.  Higher levels of unemployment, inflation, tax rates and other changes in tax laws and other economic factors could adversely affect the demand for Cintas’ products and services.  Increases in labor costs, including healthcare and insurance costs, labor shortages or shortages of skilled labor, higher material costs for items such as fabrics and textiles, lower recycled paper prices, higher interest rates, inflation, higher tax rates and other changes in tax laws and other economic factors could increase our costs of rental uniforms and ancillary products and other services and selling and administrative expenses.  As a result, these factors could adversely affect our sales and results of operation.

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
The products we sell are sourced from a wide variety of domestic and international suppliers. Global sourcing of many of the products we sell is an important factor in our financial performance.  We require all of our suppliers to comply with applicable laws, including labor and environmental laws, and otherwise be certified as meeting our required supplier standards of conduct. Our ability to find qualified suppliers who meet our standards, and to access products in a timely and efficient manner is a significant challenge, especially with respect to suppliers located and goods sourced outside the United States. Political and economic stability in the countries in which foreign suppliers are located, the financial stability of suppliers, suppliers’ failure to meet our supplier standards, labor problems experienced by our suppliers, the availability of raw materials to suppliers, currency exchange rates, transport availability and cost, inflation and other factors relating to the suppliers and the countries in which they are located are beyond our control. In addition, United States and foreign trade policies, tariffs and other impositions on imported goods, trade sanctions imposed on certain countries, the limitation on the importation of certain types of goods or of goods containing certain materials from other countries and other factors relating to foreign trade are beyond our control. These and other factors affecting our suppliers and our access to products could adversely affect our results of operations.

Further increases in fuel and energy costs could adversely affect our results of operations and financial condition.
The price of fuel and energy needed to run our vehicles and equipment is unpredictable and fluctuates based on events outside our control, including geopolitical developments, supply and demand for oil and gas, actions by OPEC and other oil and gas producers, war and unrest in oil producing countries, regional production patterns, limits on refining capacities, natural disasters and environmental concerns. Recent oil price increases have adversely affected our operating expense.  Any further increase in fuel and energy costs could adversely affect our results of operations and financial condition.

An inability to open new, cost effective operating facilities may adversely affect our expansion efforts.
We plan to expand our presence in existing markets and enter new markets.  The opening of new operating facilities is necessary to gain the capacity required for this expansion.  Our ability to open new operating facilities depends on our ability to identify attractive locations, negotiate leases or real estate purchase agreements on acceptable terms, identify and obtain adequate utility and water sources and comply with environmental regulations, zoning laws and other similar factors.  Any inability to effectively identify and manage these items may adversely affect our expansion efforts, and, consequently, adversely affect our financial performance.

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
Our Document Management business includes both document shredding and document storage services.  These services involve the handling of our customers’ confidential information and the subsequent shredding or storage of this information.  Any compromise of security, accidental loss or theft of customer data in our possession could damage our reputation and expose us to risk of liability, which could harm our business and adversely impact our results of operations.

Compliance with environmental laws and regulations could result in significant costs that adversely affect our results of operations.
Our operating locations are subject to environmental laws and regulations relating to the protection of the environment and health and safety matters, including those governing discharges of pollutants to the air and water, the management and disposal of hazardous substances and wastes and the clean-up of contaminated sites. The operation of our businesses entails risks under environmental laws and regulations. We could incur significant costs, including clean-up costs, fines and sanctions and claims by third parties for property damage and personal injury, as a result of violations of or liabilities under these laws and regulations. We are currently involved in a limited number of remedial investigations and actions at various locations.  While, based on information currently known to us, we believe that we maintain adequate reserves with respect to these matters, our liability could exceed forecasted amounts, and the imposition of additional clean-up obligations or the discovery of additional contamination at these or other sites could result in significant additional costs which could adversely affect our results of operation. In addition, potentially significant expenditures could be required to comply with environmental laws and regulations, including requirements that may be adopted or imposed in the future.

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
We are party to various litigation claims and legal proceedings.  We discuss these lawsuits and other litigation to which we are party in greater detail below under the caption “Item 3. Legal Proceedings” and in Note 12 entitled Litigation and Other Contingencies of “Notes to Consolidated Financial Statements.”  Certain of these lawsuits or potential future lawsuits, if decided adversely to us or settled by us, may result in liability material to our financial condition and results of operations.

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
We believe that a key component of our success is our corporate culture which has been imparted by management throughout our corporate organization.  This factor, along with our entire operation, depends on our ability to attract and retain key employees.  Competitive pressures within and outside our industry may make it more difficult and expensive for us to attract and retain key employees which could adversely affect our business.

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
Effective internal controls are necessary for us to provide reliable financial reports.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to the consolidated financial statement preparation and presentation.  While we continue to evaluate our internal controls, we cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future.  If we fail to maintain the adequacy of our internal controls or if we or our independent registered public accounting firm were to discover material weaknesses in our internal controls, as such standards are modified, supplemented or amended, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002.  Failure to achieve and maintain an effective internal control environment could cause us to be unable to produce reliable financial reports or prevent fraud.  This may cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Cintas occupies 413 facilities located in 278 cities.  Cintas leases 215 of these facilities for various terms ranging from monthly to the year 2019.  Cintas expects that it will be able to renew its leases on satisfactory terms.  Of the 10 manufacturing facilities listed below, Cintas controls the operations of 2 of these manufacturing facilities, but does not own or lease the real estate related to these operations.  All other facilities are owned.  The principle executive office in Cincinnati, Ohio provides centrally located administrative functions including accounting, finance, marketing and computer system development and support. Cintas operates rental processing plants that house administrative, sales and service personnel and the necessary equipment involved in the cleaning of uniforms and bulk items, such as entrance mats and shop towels.  Branch operations provide administrative, sales and service functions. Cintas operates 8 distribution centers and 10 manufacturing facilities.  Cintas also operates first aid, safety and fire protection and document management facilities and direct sales offices.  Cintas considers the facilities it operates to be adequate for their intended use. Cintas owns or leases approximately 14,000 vehicles which are used for the route-based deliveries and by the sales employee-partners.

The following chart provides additional information concerning Cintas' facilities:

Type of Facility	# of Facilities

Rental Processing Plants	176

Rental Branches	94

First Aid, Safety and Fire Protection Facilities	59

Document Management Facilities	49

Distribution Centers	8	*

Manufacturing Facilities	10

Direct Sales Offices	17

Total	413

Rental processing plants, rental branches, distribution centers and manufacturing facilities are used in Cintas’ Rental Uniforms and Ancillary Products operating segment.  Rental processing plants, rental branches, distribution centers, manufacturing facilities and direct sales offices are all used in the Uniform Direct Sales operating segment.  First aid, safety and fire protection facilities, rental processing facilities and distribution centers are used in the First Aid, Safety and Fire Protection Services operating segment.  Document management facilities and rental processing facilities are used in the Document Management Services operating segment.

* Includes the principle executive office, which is attached to the distribution center in Cincinnati, OH.

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

Race and Gender Litigation and Related Charges: Robert Ramirez, et al. v. Cintas Corporation (Ramirez), United States District Court, Northern District of California, San Francisco Division, January 20, 2004, alleging class action claims of race, national origin and gender discrimination in hiring, promotion and pay; Blanca Nelly Avalos, et. al. v. Cintas Corporation (Avalos), United States District Court, Eastern District of Michigan, Southern Division, August 30, 2005, alleging class action claims of race, national origin and gender discrimination in hiring, promotion and pay; On April 27, 2005, the Equal Employment Opportunity Commission (EEOC) intervened in Ramirez; Mirna E. Serrano, et al. v. Cintas Corporation (Serrano), United States District Court for the Eastern District of Michigan, Southern Division, May 10, 2004, alleging class action claims of gender discrimination in hiring into service sales representative positions; On November 15, 2005, the EEOC intervened in Serrano; On May 11, 2006, the Ramirez and Avalos African-American, Hispanic and female failure to hire into service sales representative positions claims and the EEOC’s intervention were consolidated for pretrial purposes with the Serrano case and transferred to the United States District Court for the Eastern District of Michigan, Southern Division, the remaining claims in Ramirez were dismissed or compelled to arbitration; Colleen Grindle, et al. v. Cintas Corporation (Grindle), Court of Common Pleas, Wood County, Ohio, February 20, 2007, alleging class action claims on behalf of female employees at Cintas’ Perrysburg, Ohio rental location who allegedly were denied hire, promotion or transfer into service sales representative positions; The Grindle case is stayed pending the class certification proceedings in Serrano; Larry Houston, et al. v. Cintas Corporation (Houston), United States District Court for the Northern District of California, August 3, 2005; On November 22, 2005, the named plaintiffs in Houston were ordered to arbitration; EEOC charge filed by Clifton Cooper on March 23, 2005, with the EEOC Systemic Litigation Unit; Mr. Cooper’s claims are now part of the Houston arbitration matter.

Breach of Fiduciary Duties: Manville Personal Injury Settlement Trust v. Richard T. Farmer, et. al., A0806822, Court of Common Pleas, Hamilton County, Ohio, July 17, 2008.

Item 4.  Submission of Matters to a Vote of Security Holders

None in the fourth quarter of fiscal 2008.

Part II

Item 5.  Market for Registrant’s Common Equity,
Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Cintas’ Common Stock is traded on the NASDAQ Global Select Market under the symbol “CTAS”.  The following table shows the high and low closing prices of shares of Cintas’ Common Stock by quarter during the last two fiscal years:

Fiscal 2008
Quarter Ended	High	Low

May 2008	$31.01	$27.74
February 2008	34.75	28.78
November 2007	38.00	31.79
August 2007	40.90	35.37

Fiscal 2007
Quarter Ended	High	Low

May 2007	$40.51	$35.95
February 2007	42.81	39.71
November 2006	43.63	37.39
August 2006	42.54	34.92

Holders

At May 31, 2008, there were approximately 3,000 shareholders on record of Cintas’ Common Stock.  Cintas believes that this represents approximately 72,000 beneficial owners.

Dividends

Dividends on the outstanding Common Stock have been paid annually and amounted to $0.46 per share, $0.39 per share and $0.35 per share in fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

Stock Performance Graph

The following graph summarizes the cumulative return on $100 invested in Cintas’ Common Stock, the S&P 500 Stock Index and the common stocks of a selected peer group of companies.  Because our products and services are diverse, Cintas does not believe that any single published industry index is appropriate for comparing shareholder return.  Therefore, the peer group used in the performance graph combines four publicly traded companies in the business services industry that have similar characteristics as Cintas, such as route-based delivery of products and services.  The companies included in the peer group are G & K Services, Inc., UniFirst Corporation, ABM Industries and Ecolab, Inc.

Total shareholder return was based on the increase in the price of the stock and assumed reinvestment of all dividends.  Further, total return was weighted according to market capitalization of each company.  The companies in the peer group are not the same as those considered by the Compensation Committee of the Board of Directors.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

None in the fourth quarter of fiscal 2008.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

On May 2, 2005, Cintas announced that the Board of Directors authorized a $500 million share buyback program at market prices.  In July 2006, Cintas announced that the Board of Directors approved the expansion of its share buyback program by an additional $500 million.  The Board of Directors did not specify an expiration date for the share buyback program.

During fiscal 2008, Cintas purchased 5.2 million shares of Cintas’ common stock at an average price of $36.86 per share, for a total purchase price of approximately $191 million.

In fiscal 2008, Cintas also acquired 50,608 shares as payment received from employees upon the exercise of options under the stock option plan.

From the inception of the share buyback program through July 25, 2008, Cintas has purchased a total of approximately 19.4 million shares of Cintas common stock at an average price of $39.81 per share for a total purchase price of $772.0 million.  The maximum approximate dollar value of shares that may yet be purchased under the share buyback program as of July 25, 2008, is $228.0 million.

Item 6.  Selected Financial Data

Eleven Year Financial Summary

(In thousands except per share and percentage data)
Years Ended May 31,	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	10-Year Compd Growth

Revenue	$1,476,945	1,751,568	1,901,991	2,160,700	2,271,052	2,686,585	2,814,059	3,067,283	3,403,608	3,706,900	3,937,900	10.3%	(3)
Net Income	$130,797	136,796	190,386	218,665	229,466	243,191	265,078	292,547	323,382	334,538	335,405	9.9%
Pro Forma Net Income (1)	$125,847	136,796	190,386	218,665	229,466	243,191	265,078	292,547	323,382	334,538	335,405	10.3%
Basic EPS	$0.81	0.83	1.14	1.30	1.35	1.43	1.55	1.70	1.93	2.09	2.15	10.3%
Diluted EPS	$0.80	0.81	1.12	1.27	1.33	1.41	1.54	1.69	1.92	2.09	2.15	10.4%
Pro Forma Basic EPS (1)	$0.78	0.83	1.14	1.30	1.35	1.43	1.55	1.70	1.93	2.09	2.15	10.7%
Pro Forma Diluted EPS (1)	$0.77	0.81	1.12	1.27	1.33	1.41	1.54	1.69	1.92	2.09	2.15	10.8%
Dividends Per Share	$0.12	0.15	0.19	0.22	0.25	0.27	0.29	0.32	0.35	0.39	0.46	14.4%
Total Assets	$1,305,400	1,407,818	1,581,342	1,752,224	2,519,234	2,582,946	2,810,297	3,059,744	3,425,237	3,570,480	3,808,601	11.3%
Shareholders’ Equity	$756,799	871,433	1,042,896	1,231,346	1,423,814	1,646,418	1,888,093	2,104,574	2,090,192	2,167,738	2,254,131	11.5%
Return on Average Equity (2)	17.9%	16.8%	19.9%	19.2%	17.3%	15.8%	15.0%	14.7%	15.4%	15.7%	15.2%
Long-Term Debt	$307,633	283,581	254,378	220,940	703,250	534,763	473,685	465,291	794,454	877,074	942,736

(1)	Results for 1998 were adjusted on a pro forma basis to reflect the true tax impact of Uniforms To You as if it had been reported as a C Corporation prior to the merger with Cintas.

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

Business Strategy

Cintas provides highly specialized products and services to businesses of all types throughout the United States and Canada.  We refer to ourselves as “The Service Professionals.”  We bring value to our customers by helping them provide a cleaner, safer, more pleasant atmosphere for their customers and employees.  Our products and services are designed to improve our customers’ images.  We also help our customers protect their employees and their company by enhancing workplace safety and helping to ensure legal compliance in key areas of their business.

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

Results of Operations

Fiscal 2008 marked the 39th consecutive year of uninterrupted growth in sales and profits for Cintas.  This milestone was achieved despite challenging economic conditions, including significant increases in energy costs.  Additionally, we increased our dividends paid to shareholders by 17.9%.

Cintas historically classified its businesses into two operating segments, Rentals and Other Services.  The Rentals operating segment reflects the rental and servicing of uniforms and other garments, mats, mops and shop towels.  In addition to these rental items, restroom and hygiene products and services are also provided within this operating segment.  Effective June 1, 2007, this operating segment was renamed Rental Uniforms and Ancillary Products.

The Other Services operating segment historically consisted of the direct sale of uniforms and related items, first aid, safety and fire protection products and services, document management services and branded promotional products.  Effective June 1, 2007, the Other Services operating segment was separated into three reportable operating segments – Uniform Direct Sales operating segment, First Aid, Safety and Fire Protection Services operating segment and Document Management Services operating segment.  This change provides more visibility to these operating segments as they continue to grow and have a larger impact on Cintas’ consolidated results.  The Uniform Direct Sales operating segment consists of the direct sale of uniforms and related items and branded promotional products.  The First Aid, Safety and Fire Protection Services operating segment consists of first aid, safety and fire protection products and services.  The Document Management Services operating segment consists of document shredding and document storage services.  Revenue and income before income taxes for each of these operating segments for fiscal 2008, fiscal 2007 and fiscal 2006 are presented in Note 13 entitled Segment Information of “Notes to Consolidated Financial Statements.”

The following table sets forth certain consolidated statements of income data as a percentage of revenue by operating segment and in total for the periods indicated.  Fiscal 2007 and fiscal 2006 amounts have been restated to reflect the change to the reportable operating segments made effective June 1, 2007.

	2008	2007	2006

Revenue:
Rental Uniforms and Ancillary Products	72.0%	73.8%	75.5%
Uniform Direct Sales	13.1%	13.5%	14.2%
First Aid, Safety and Fire Protection Services	10.3%	9.8%	8.4%
Document Management Services	4.6%	2.9%	1.9%

Total revenue	100.0%	100.0%	100.0%

Cost of sales:
Rental Uniforms and Ancillary Products	55.8%	55.4%	54.8%
Uniform Direct Sales	67.5%	68.0%	69.9%
First Aid, Safety and Fire Protection Services	60.1%	60.1%	60.3%
Document Management Services	45.4%	47.6%	47.5%

Total cost of sales	57.3%	57.3%	57.3%

Gross margin:
Rental Uniforms and Ancillary Products	44.2%	44.6%	45.2%
Uniform Direct Sales	32.5%	32.0%	30.1%
First Aid, Safety and Fire Protection Services	39.9%	39.9%	39.7%
Document Management Services	54.6%	52.4%	52.5%

Total gross margin	42.7%	42.7%	42.7%

Selling and administrative expenses	28.0%	27.1%	26.8%
Interest income	-0.1%	-0.2%	-0.2%
Interest expense	1.3%	1.4%	0.9%

Income before income taxes	13.5%	14.4%	15.2%

As shown above, our First Aid, Safety and Fire Protection Services operating segment revenue and Document Management Services operating segment revenue have grown as a percentage of our total revenue over the last two fiscal years.   This shift was driven by acquisitions of first aid, safety and fire protection businesses and document management businesses.  Information related to acquisitions is discussed in Note 8 entitled Acquisitions of “Notes to Consolidated Financial Statements.”  In addition, the continued development of our sales efforts in the First Aid, Safety and Fire Protection Services operating segment and the Document Management Services operating segment have contributed to higher revenue growth in these two operating segments compared to the Rental Uniforms and Ancillary Products operating segment and the Uniform Direct Sales operating segment.

Selling and administrative expenses as a percentage of revenue have increased over the last two fiscal years primarily due to a reorganization of our sales efforts which began in fiscal 2007.  The financial impact of this reorganization effort continued into fiscal 2008.  The reorganization has been completed, and we expect to see improved leverage in fiscal 2009.

Fiscal 2008 Compared to Fiscal 2007

Fiscal 2008 total revenue was $3.9 billion, an increase of 6.2% over fiscal 2007.  Internal growth was 4.6% in fiscal 2008, compared to 5.3% in fiscal 2007.  The deterioration in the North American economy created a challenging environment throughout fiscal 2008.  The rising unemployment in the U.S. put pressure on our ability to grow rental uniform wearers, particularly in the latter half of fiscal 2008, as many of our customers reduced their workforces.  In addition, our fire protection services business within the First Aid, Safety and Fire Protection

Services operating segment suffered due to pressure on fire installation system revenue and lower than anticipated recurring service revenue.  Our internal growth was generated primarily through the sale of document management services to new and existing customers, continued penetration of our ancillary products and services such as mats, hygiene supplies and restroom cleaning services to existing customers, and first aid and safety products and services to new and existing customers.  The remaining growth in total revenue was generated predominantly through acquisitions of rental, first aid, safety and fire protection service businesses and document management businesses.  Information related to acquisitions is discussed in Note 8 entitled Acquisitions of “Notes to Consolidated Financial Statements.”

Rental Uniforms and Ancillary Products operating segment revenue consists predominantly of revenue derived from the rental of corporate identity uniforms and other garments, and the rental and/or sale of mats, mops, shop towels, restroom supplies and other rental services.  Revenue from the Rental Uniforms and Ancillary Products operating segment increased 3.7% over fiscal 2007.  Internal growth for the Rental Uniforms and Ancillary Products operating segment was 3.4% in fiscal 2008.  The increase in the Rental Uniforms and Ancillary Products operating segment revenue was primarily due to growth in the customer base as well as the continued penetration of ancillary products into our existing customer base.  New business remained the main driver of our internal growth as we continued to sell rental programs to new customers.  We also continued to expand our rental market, with over half of our new business being comprised of customers who were first time users of uniform rental programs.  The remaining growth of 0.3% in fiscal 2008 resulted from the acquisition of rental businesses.

Other Services revenue, consisting of revenue from the reportable operating segments of Uniform Direct Sales, First Aid, Safety and Fire Protection Services and Document Management Services, increased 13.5% over fiscal 2007.  Internal growth accounted for 8.2% of this increase.  This internal growth was generated primarily through the increased sales of first aid, safety and fire protection products and services and document management services to customers. The remaining revenue growth of 5.3% was generated through a combination of acquisitions of first aid, safety and fire protection businesses and document management businesses.

Cost of rental uniforms and ancillary products increased 4.4% over fiscal 2007.  Cost of rental uniforms and ancillary products consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other rental items.  The cost increase over fiscal 2007 was primarily driven by the growth in the Rental Uniforms and Ancillary Products operating segment revenue.  In addition, rising energy costs, especially in the second half of the fiscal year, contributed to this increase.  Energy costs increased 11.1% in fiscal 2008, from $104.6 million in fiscal 2007 to $116.2 million in fiscal 2008.

Cost of other services increased 10.5% over fiscal 2007.  Cost of other services consists primarily of cost of goods sold (predominantly uniforms and first aid products), delivery expenses and distribution expenses in the Uniform Direct Sales operating segment, the First Aid, Safety and Fire Protection Services operating segment and the Document Management Services operating segment.  The increase over fiscal 2007 was due to the growth in other services revenue, derived through a combination of internal growth and acquisitions.  Rising energy costs also impacted the cost of other services.  Other services energy costs increased 35.4% from $18.1 million in fiscal 2007 to $24.5 million in fiscal 2008.  Improved leverage and various cost containment programs in our Uniform Direct Sales, First Aid, Safety and Fire Protection Services and Document Management Services operating segments helped to partially offset the increases in energy costs.

Selling and administrative expenses increased 10.0% over fiscal 2007.  Selling and administrative expenses increased mainly due to higher selling expenses.  In fiscal 2007, we reorganized our sales efforts to become more efficient and productive in the long-term.  This reorganization, as well as increased marketing plans and sales promotions, combined to increase our selling costs by $53.1 million over the prior fiscal year.  In addition, administrative expenses increased by $10.4 million due to an increase in legal and other professional services.

Operating income of $577.5 million in fiscal 2008, was relatively flat over fiscal 2007.  Gross margin increased by $100.2 million, but was offset by the increase of $100.2 million in selling and administrative expenses.

Net interest expense (interest expense less interest income) increased $2.9 million from the prior fiscal year.  This increase was primarily a result of increased interest expense from additional debt added in fiscal 2008 used to buyback shares under our share buyback program.

Income before income tax was $530.7 million, a 0.5% decrease over fiscal 2007.  This change reflects the relatively flat operating income being reduced by the higher net interest expense.

Cintas' effective tax rate was 36.8% for fiscal 2008 as compared to 37.3% for fiscal 2007 (see also Note 7 entitled Income Taxes of “Notes to Consolidated Financial Statements”).

Net income for fiscal 2008 of $335.4 million was a 0.3% increase over fiscal 2007, and diluted earnings per share of $2.15 was a 2.9% increase over fiscal 2007.  The increase in diluted earnings per share was greater than the increase in net income due to the impact of the share buyback program, which is discussed in more detail in the Liquidity and Capital Resources section below.

Rental Uniforms and Ancillary Products Operating Segment

As discussed above, Rental Uniforms and Ancillary Products operating segment revenue increased $99.9 million, or 3.7%, and the cost of rental uniforms and ancillary products increased $66.4 million, or 4.4%.  The operating segment’s gross margin was $1,253.0 million, or 44.2% of revenue.  This gross margin percent of revenue of 44.2% decreased from the 44.6% in fiscal 2007, primarily as a result of an 11.1% increase in energy costs.

Selling and administrative expenses for the Rental Uniforms and Ancillary Products operating segment as a percent to sales, at 28.3%, increased 60 basis points from the 27.7% in the prior fiscal year.  This increase was due to the increased investment in our sales organization and increases in our marketing efforts and sales promotions as described above.

Income before income taxes decreased $11.1 million to $451.3 million for the Rental Uniforms and Ancillary Products operating segment for fiscal 2008 compared to the prior fiscal year.  Income before income taxes was 15.9% of this operating segment’s revenue, which is a 100 basis point decrease compared to fiscal 2007 primarily as a result of the increased energy costs and the increased investment in our sales organization and increases in our marketing efforts and sales promotions.

Uniform Direct Sales Operating Segment

Uniform Direct Sales operating segment revenue increased $16.0 million for fiscal 2008, a 3.2% increase over fiscal 2007.  There were no acquisitions in the Uniform Direct Sales operating segment during fiscal 2008.

Cost of uniform direct sales increased $8.5 million, or 2.5%, for fiscal 2008 due to increased Uniform Direct Sales volume.  The gross margin as a percent to revenue was 32.5% for fiscal 2008, which was a 50 basis point improvement over the prior fiscal year.  This improvement is due to both sourcing improvements for catalog products as well as the increased sales volume.

Selling and administrative expenses as a percent to revenue, at 20.0%, increased 60 basis points compared to fiscal 2007.  This increase is in part due to the catalog costs associated with the introduction of the new “Uniform Book” and new healthcare catalog.

Income before income taxes increased $1.5 million to $64.8 million for the Uniform Direct Sales operating segment for fiscal 2008 compared to the prior fiscal year.  Income before income taxes was 12.5% of the operating segment’s revenue, which is a 10 basis point decrease compared to fiscal 2007.  This decrease is primarily due to the increased catalog costs noted above, offset by the gross margin improvements due to sourcing improvements and increased sales volume.

First Aid, Safety and Fire Protection Services Operating Segment

First Aid, Safety and Fire Protection Services operating segment revenue increased $41.1 million for fiscal 2008, an 11.4% increase over fiscal 2007.  This operating segment’s internal growth for fiscal 2008 was 6.1% over the prior fiscal year.  The operating segment’s internal growth was negatively impacted by lower than anticipated fire suppression system installation revenue and lower than anticipated recurring service revenue within the fire protection services business.  Internal growth was generated primarily by the sale of first aid and safety products and services to new customers.  The remaining growth was generated through the acquisition of first aid, safety and fire protection businesses.

Cost of first aid, safety and fire protection services increased $24.8 million, or 11.4%, for fiscal 2008, due to increased First Aid, Safety and Fire Protection Services volume.  Gross margin for the First Aid, Safety and Fire Protection Services operating segment is defined as revenue less cost of goods, warehouse expenses, service expenses and training expenses.  The gross margin as a percent to revenue was 39.9% for fiscal 2008, which is consistent with the prior fiscal year.

Selling and administrative expenses as a percent to revenue, at 31.0%, increased 170 basis points compared to fiscal 2007.  This increase was due to the increased investment in our sales organization and increases in our marketing efforts and sales promotions as described above.

Income before income taxes for the First Aid, Safety and Fire Protection Services operating segment decreased by $2.6 million in fiscal 2008 compared to the prior fiscal year.  Income before income taxes was 8.8% of the operating segment’s revenue, which is a 180 basis point decrease compared to last fiscal year primarily as a result of the increased investment in our sales organization and increases in our marketing efforts and sales promotions.

Document Management Services Operating Segment

Document Management Services operating segment revenue increased $73.9 million for fiscal 2008, or 68.1% over the prior fiscal year.  This operating segment’s internal growth for fiscal 2008 was 38.2% over fiscal 2007.  The internal growth is primarily due to the sale of shredding services to new customers.  The remaining growth was generated through the acquisition of document management businesses.

Cost of document management services increased $31.1 million, or 60.2%, for fiscal 2008, due to increased Document Management Services volume.  Gross margin for the Document Management Services operating segment is defined as revenue less production and service costs.  The gross margin as a percent to revenue was 54.6% for fiscal 2008, which is a 220 basis point improvement over the gross margin percentage in fiscal 2007.  This improvement is primarily due to the operating segment’s increased sales volume and favorable recycled paper prices relative to the prior fiscal year.

Selling and administrative expenses as a percent to revenue was 40.5% compared to 45.7% in fiscal 2007.  This decrease is due to better leveraging of administrative functions resulting from the operating segment’s increased sales volume, partially offset by the increased investment in our sales organization and increases in our marketing efforts and sales promotions.

Income before income taxes for the Document Management Services operating segment increased $18.6 million for fiscal 2008 compared to the prior fiscal year.  Income before income taxes was 14.1% of the operating segment’s revenue compared to 6.6% in fiscal 2007 primarily as a result of the operating segment’s increased sales volume.

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

Rental Uniforms and Ancillary Products operating segment revenue consists predominantly of revenue derived from the rental of corporate identity uniforms and other garments, and the rental and/or sale of mats, mops, shop towels, restroom supplies and other rental services.  This operating segment’s revenue increased 6.5% over fiscal 2006.  Internal growth for the Rental Uniforms and Ancillary Products operating segment was 4.2% in fiscal 2007.  The increase in revenue was primarily due to growth in the customer base as well as the continued penetration of ancillary products into our existing customer base.  New business remained the main driver of our internal growth as we continued to sell rental programs to new customers.  We also continued to expand our rental market, with over half of our new business being comprised of customers who were first time users of uniform rental programs.  The remaining growth of 2.3% in fiscal 2007 resulted from the acquisition of rental businesses.

Other Services revenue, consisting of revenue from the reportable operating segments of Uniform Direct Sales, First Aid, Safety and Fire Protection Services and Document Management Services, increased 16.5% over fiscal 2006.  Internal growth accounted for 8.6% of this increase.  This internal growth was mainly due to an increase in the customer base and through further penetration of first aid, safety and fire protection products and services and document management services into our existing customer base.  The remaining revenue growth of 7.9% was generated through a combination of acquisitions of first aid, safety and fire protection businesses and document management businesses.

Cost of rental uniforms and ancillary products increased 7.7% over fiscal 2006.  Cost of rental uniforms and ancillary products consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other rental items.  The cost increase over fiscal 2006 was primarily driven by the growth in Rental Uniforms and Ancillary Products operating segment revenue.  In addition, delivery labor increased $34.1 million due to increased Rental Uniforms and Ancillary Products operating segment revenue and the introduction of our restroom cleaning service.  As a result, cost of rental uniforms and ancillary products as a percent of Rental Uniforms and Ancillary Products operating segment revenue increased to 55.4% in fiscal 2007 compared to 54.8% in fiscal 2006.

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

Selling and administrative expenses increased 10.1% over fiscal 2006.  Selling and administrative expenses increased mainly due to higher selling expenses.  In fiscal 2007, we reorganized our sales efforts to become more efficient and productive in the long-term.  This reorganization, as well as increased marketing plans and sales promotions, combined to increase our selling costs by $32.6 million over the prior fiscal year.  The cost of providing medical and retirement benefits to our employees increased $21.8 million, representing a 15.7% increase over the prior fiscal year.  In addition, administrative expenses increased by $7.1 million due to the amortization of intangibles generated by new acquisitions and $6.2 million as a result of an increase in professional services relating to legal and the outsourcing of certain human resource functions.  During the third quarter of fiscal 2006, Cintas entered into a forward starting swap to protect forecasted interest payments from interest rate movement in anticipation of a $200.0 million, 30-year debt issuance in early fiscal 2008.  During the fourth quarter of fiscal 2007, Cintas changed its intent on issuing this 30-year debt.  This decision was based on current market conditions and the interest rate environment as well as the additional payment flexibility provided to Cintas under its commercial paper program.  As a result of this decision, Cintas terminated the forward starting swap and recorded the resulting $6.2 million gain in fiscal 2007 as a reduction of administrative expenses.

Operating income was $577.4 million in fiscal 2007, an increase of $34.4 million, or 6.3%, over fiscal 2006.  Gross margin increased by $126.6 million, offset by the increase of $92.2 million in selling and administrative expenses.

Net interest expense (interest expense less interest income) increased $18.8 million from the prior fiscal year.  This increase was primarily a result of increased interest expense from higher debt outstanding as a result of our share buybacks.

Income before income tax was $533.6 million, a 3.0% increase over fiscal 2006.  This change reflects the increased operating income being reduced by the higher net interest expense.

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

Rental Uniforms and Ancillary Products Operating Segment

As discussed above, Rental Uniforms and Ancillary Products operating segment revenue increased $165.9 million, or 6.5%, and the cost of rental uniforms and ancillary products increased $108.4 million, or 7.7%.  The operating segment’s gross margin was $1,219.4 million, or 44.6% of revenue.  The gross margin as a percent of revenue of 44.6% decreased compared to the 45.2% in fiscal 2006.  This decrease is in part due to increased delivery labor associated with the introduction of our restroom cleaning service.

Selling and administrative expenses for the Rental Uniforms and Ancillary Products operating segment as a percent to revenue, at 27.7%, increased 70 basis points compared the prior fiscal year.  This increase was due to the increased investment in our sales organization and increases in our marketing efforts and sales promotions as described above.

Income before income taxes decreased $6.0 million to $462.4 million for the Rental Uniforms and Ancillary Products operating segment for fiscal 2007 compared to the prior fiscal year.  Income before income taxes was 16.9% of this operating segment’s revenue, which is a 130 basis point decrease compared to fiscal 2006 primarily as a result of the increase in delivery labor and the increased investment in our sales organization and increases in our marketing efforts and sales promotions.

Uniform Direct Sales Operating Segment

Uniform Direct Sales operating segment revenue increased $16.5 million for fiscal 2007, or 3.4% over fiscal 2006.  There were no acquisitions in the Uniform Direct Sales operating segment during fiscal 2007.

Cost of uniform direct sales increased $1.7 million, or 0.5%, for fiscal 2007 due to increased Uniform Direct Sales volume.  The gross margin as a percent to revenue was 32.0% for fiscal 2007, which was a 190 basis point improvement over the prior fiscal year.  This improvement is due to both sourcing improvements for direct sales apparel as well as the increased sales volume.

Selling and administrative expenses as a percent to revenue, at 19.4%, decreased 220 basis points compared to fiscal 2006.  This decrease is primarily due to cost containment initiatives and improved leverage due to higher sales volumes.

Income before income taxes increased $22.2 million to $63.3 million for the Uniform Direct Sales operating segment for fiscal 2007 compared to the prior fiscal year.  Income before income taxes was 12.6% of the operating segment’s revenue, which is a 410 basis point increase compared to fiscal 2006.  This increase is primarily due to the gross margin improvements and cost containment initiatives discussed above.

First Aid, Safety and Fire Protection Services Operating Segment

First Aid, Safety and Fire Protection Services operating segment revenue increased $77.1 million for fiscal 2007, or 27.0% over fiscal 2006.  This operating segment’s internal growth for fiscal 2007 was 12.5% over the prior fiscal year.  The operating segment’s internal growth was mainly due to an increase in the customer base and through further penetration of first aid, safety and fire protection products and services.  The remaining growth was generated through the acquisition of first aid, safety and fire protection businesses.

Cost of first aid, safety and fire protection services increased $45.8 million, or 26.6%, for fiscal 2007, due to increased First Aid, Safety and Fire Protection Services operating segment volume.  Gross margin for the First Aid, Safety and Fire Protection Services operating segment is defined as revenue less cost of goods, warehouse expenses, service expenses and training expenses.  The gross margin as a percent to revenue was 39.9% for fiscal 2007, which is a 20 basis point increase over the gross margin percentage in fiscal 2006.  This improvement came in both the first aid and fire protection businesses and is primarily due the operating segment’s increased sales volume.

Selling and administrative expenses as a percent to revenue, at 29.3%, increased 50 basis points compared to fiscal 2006.  This increase was due to the increased investment in our sales organization and increases in our marketing efforts and sales promotions as described above.

Income before income taxes increased $7.4 million to $38.3 million for the First Aid, Safety and Fire Protection Services operating segment for fiscal 2007 compared to the prior fiscal year.  Income before income taxes was 10.6% of the operating segment’s revenue, which is a 20 basis point decrease compared to the prior fiscal year primarily as a result of the increased investment in our sales organization and increases in our marketing efforts and sales promotions.

Document Management Services Operating Segment

Document Management Services operating segment revenue increased $43.9 million for fiscal 2007, or 67.9% over the prior fiscal year.  This operating segment’s internal growth for fiscal 2007 was 34.2% over fiscal 2006.  The internal growth is primarily due to the sale of shredding services to new customers.  The remaining growth was generated through the acquisition of document management businesses.

Cost of document management services increased $20.9 million, or 68.2%, for fiscal 2007, due to increased Document Management Services volume.  Gross margin for the Document Management Services operating segment is defined as revenue less production and service costs.  The gross margin as a percent to revenue was 52.4% for fiscal 2007, which is comparable to the gross margin percentage in fiscal 2006.

Selling and administrative expenses as a percent to revenue, at 45.7%, decreased 270 basis points compared to fiscal 2006.  This decrease is due to better leveraging of administrative functions resulting from the operating segment’s increased sales volume, offset by the increased investment in our sales organization and increases in our marketing efforts and sales promotions.

Income before income taxes for the Document Management Services operating segment increased $4.6 million for fiscal 2007 compared to the prior fiscal year.  Income before income taxes was 6.6% of the operating segment’s revenue, which is a 250 basis point increase compared to fiscal 2006 primarily as a result of the operating segment’s increased sales volume.

Liquidity and Capital Resources

At May 31, 2008, Cintas had $191.7 million in cash, cash equivalents and marketable securities, representing an increase of $36.3 million from May 31, 2007, or 23.3%.  This cash amount includes $26.8 million in bank overdrafts with no right of offset.  In prior fiscal years, we have netted these bank overdrafts against daily cash holdings at our depository bank.  However, we have transferred these cash holdings in fiscal 2008 to a different bank and, as a result, no longer have right of offset.  Therefore, the bank overdraft balance was reclassified as an increase to cash and accounts payable in accordance with FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts.  The remaining increase is primarily due to the improvement in net working capital (defined as current assets less current liabilities), which increased by $161.4 million in fiscal 2008 compared to fiscal 2007.  Cash generated from operations was $544.5 million in fiscal 2008 as compared to $449.4 million generated in fiscal 2007.  This $95.1 million increase was primarily due to an increase in accounts payable and accrued liabilities and an increase in income taxes payable.  Significant uses of cash in fiscal 2008 were capital expenditures of $190.3 million, acquisitions of $111.5 million (net of cash acquired), repurchases of common stock of $191.5 million and dividends of $70.8 million.  Cash, cash equivalents and marketable securities will be used to finance future acquisitions, capital expenditures and share buybacks.

Marketable securities consist primarily of Canadian federal government securities.  Cintas' investment policy pertaining to marketable securities is conservative.  The criterion used in making investment decisions is the preservation of principal, while earning an attractive yield.

Accounts receivable increased $21.2 million, primarily due to increased revenue.  The average collection period in fiscal 2008 remained comparable with fiscal 2007.

Inventories increased $6.9 million, or 3.0%, primarily due to inventory requirements for the rollout of our direct sale catalog and for the opening of a new facility services distribution center.  This new distribution center is designed to improve logistics and enhance the cost structure of our ancillary products within our Rental Uniforms and Ancillary Products operating segment.

Working capital increased $161.4 million to $915.1 million in fiscal 2008.  This increase is primarily due to an increase in accounts payable due to a reclassification of cash and accounts payable as described above.

Net property and equipment increased by $54.3 million due to continued investment in rental facilities and equipment and real estate purchased in conjunction with the acquisitions of rental, first aid, safety and fire protection and document management businesses.  Capital expenditures for fiscal 2008 totaled $190.3 million, including $140.8 million for the Rental Uniforms and Ancillary Products operating segment and $31.0 million for the Document Management Services operating segment, exceeding depreciation expense by approximately

$41.8 million.  Cintas continues to reinvest in land, buildings and equipment in an effort to expand capacity for future growth.  During fiscal 2008, Cintas completed construction of four new uniform rental facilities and one new distribution center and has an additional five uniform rental facilities in various stages of construction to accommodate growth in rental operations.  Cintas anticipates that capital expenditures for fiscal 2009 will be between $180.0 million and $200.0 million.

Long-term debt totaled $942.7 million at May 31, 2008.  This amount includes $225.0 million of 10-year senior notes at a rate of 6.0% issued in fiscal 2002, $250.0 million of 30-year senior notes issued in August 2006 at a rate of 6.15% and $300.0 million of 10-year senior notes issued in the third quarter of fiscal 2008 at a rate of 6.125%.  Proceeds from issuances of the August 2006 30-year senior notes and the fiscal 2008 third quarter 10-year senior notes were both used to extinguish outstanding commercial paper at the time of their respective debt issuances.  Cintas has earned credit ratings on these notes of “A” from Standard & Poor’s and “A2” from Moody’s. In addition, long-term debt also includes $163.0 million in commercial paper. Cintas utilizes a $600.0 million commercial paper program, on which it has earned credit ratings of “A-1” from Standard & Poor’s and “Prime-1” from Moody’s.  We believe these ratings are reflective of our commitment to conservative financial policies, strong financial management and a disciplined integration strategy for acquisitions.  The commercial paper program is fully supported by a long-term credit facility that matures in fiscal 2011.

Cintas’ total debt to capitalization ratio has increased from 28.9% at May 31, 2007, to 29.5% at May 31, 2008. Total debt increased $62.6 million in fiscal 2008 through the net activity of the debt issuance noted above (see Note 5 entitled Long-Term Debt of “Notes to Consolidated Financial Statements”).  This additional indebtedness was used to execute the share buyback program. During fiscal 2008, Cintas bought back $191.5 million of Cintas common stock.

During fiscal 2008, Cintas paid dividends of $70.8 million, or $0.46 per share.  On a per share basis, this dividend is an increase of 17.9% over the dividend paid in fiscal 2007.  This marks the 25th consecutive year that Cintas has increased its annual dividend, every year since going public in 1983.

On May 2, 2005, Cintas announced that the Board of Directors authorized a $500.0 million share buyback program at market prices.  In July 2006, Cintas announced that the Board of Directors approved the expansion of its share buyback program by an additional $500.0 million.  During fiscal 2008, Cintas purchased 5.2 million shares of Cintas stock at an average price of $36.86 per share, for a total purchase price of $191.5 million.  From the inception of the share buyback program through July 25, 2008, Cintas has purchased 19.4 million shares of Cintas stock at an average price of $39.81 per share for a total purchase price of $772.0 million.  The Board of Directors did not specify an expiration date for this program.

Following is information regarding Cintas' long-term contractual obligations and other commitments outstanding as of May 31, 2008:

Long-Term Contractual Obligations

	Payments Due by Period
(In thousands)	Total	One year or less	Two to three years	Four to five years	After five years

Long-term debt (1)	$942,657	$535	$164,177	$226,278	$551,667
Capital lease obligations (2)	1,149	535	255	240	119
Operating leases (3)	91,228	24,241	35,239	18,034	13,714
Interest payments (4)	711,152	53,339	105,373	84,540	467,900
Interest swap agreements (5)	—	—	—	—	—
Unconditional purchase obligations	—	—	—	—	—
Total contractual cash obligations	$1,746,186	$78,650	$305,044	$329,092	$1,033,400

Cintas also makes payments to defined contribution plans.  The amounts of contributions made to the defined contribution plans are made at the discretion of Cintas.  Future contributions are expected to increase 10% annually.  Assuming this 10% increase, payments due in one year or less would be $33,220, two to three years would be $76,738 and four to five years would be $92,853.  Payments for years thereafter are expected to continue increasing by 10% each year.

(1)
Long-term debt primarily consists of $775,000 in long-term notes and $163,000 in commercial paper.  Reference Note 5 entitled Long-Term Debt of “Notes to Consolidated Financial Statements” for a detailed discussion of long-term debt.

(2)	Capital lease obligations are included in long-term debt detailed in Note 5 entitled Long-Term Debt of “Notes to Consolidated Financial Statements.”
(3)	Operating leases consist primarily of building leases and a synthetic lease on a corporate aircraft.
(4)
Interest payments include interest on both fixed and variable rate debt.  Rates have been assumed to remain constant in fiscal 2009, increase 25 basis points for both fiscal 2010 and fiscal 2011, and an additional 50 basis points in each future year.

(5)	Reference Note 5 entitled Long-Term Debt of “Notes to Consolidated Financial Statements” for a detailed discussion of interest swap agreements.

Other Commitments

	Amount of Commitment Expiration per Period
(In thousands)	Total	One year or less	Two to three years	Four to five years	After five years

Lines of credit (1)	$600,000	$—	$600,000	$—	$—
Standby letters of credit (2)	74,764	45,728	29,036	—	—
Guarantees	—	—	—	—	—
Standby repurchase obligations	—	—	—	—	—
Other commercial commitments	—	—	—	—	—
Total commercial commitments	$674,764	$45,728	$629,036	$—	$—

(1)	Back-up facility for the commercial paper program (reference Note 5 entitled Long-Term Debt of “Notes to Consolidated Financial Statements” for further discussion).
(2)
Support certain outstanding debt (reference Note 5 entitled Long-Term Debt of “Notes to Consolidated Financial Statements”), self-insured workers' compensation and general liability insurance programs.

Cintas has no off-balance sheet arrangements other than the synthetic lease on a corporate aircraft.  The synthetic lease on the aircraft does not currently have, and is not reasonably likely to have, a current or future material effect on Cintas’ financial condition, changes in Cintas’ financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Inflation and Changing Prices

Changes in wages, benefits and energy costs have the potential to materially impact Cintas’ financial results.  Energy costs, in particular, continue to rise.  Energy costs were 3.6% of total revenue in fiscal 2008 and 3.3% of total revenue in fiscal 2007.  Medical benefit costs have decreased as a percent to revenue due to better claims experience and a one-time benefit from a switch to a new provider.  Medical benefits were 3.1% of total revenue in fiscal 2008 and 3.4% of total revenue in fiscal 2007.  Although difficult to predict, we do not expect that medical benefit expense will continue to decrease.  Management believes inflation has not had a material impact on Cintas' financial condition or a negative impact on operations.

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

Cintas also is a defendant in a purported class action lawsuit, Mirna E. Serrano, et al. v. Cintas Corporation (Serrano), filed on May 10, 2004, and pending in the United States District Court, Eastern District of Michigan, Southern Division.  The Serrano plaintiffs allege that Cintas discriminated against women in hiring into various service sales representative positions across all divisions of Cintas.  On November 15, 2005, the Equal Employment Opportunity Commission (EEOC) intervened in the Serrano lawsuit.  The Serrano plaintiffs seek injunctive relief, compensatory damages, punitive damages, attorneys’ fees and other remedies.  Cintas is a defendant in another purported class action lawsuit, Blanca Nelly Avalos, et al. v. Cintas Corporation (Avalos), currently pending in the United States District Court, Eastern District of Michigan, Southern Division.  Ms. Avalos’ claims have been dismissed, but her putative class complaint remains pending.  The Avalos plaintiffs allege that Cintas discriminated against women, African-Americans and Hispanics in hiring into various service sales representative positions in Cintas’ Rental division only throughout the United States.  The Avalos plaintiffs seek injunctive relief, compensatory damages, punitive damages, attorneys’ fees and other remedies.  The claims in Avalos originally were brought in the previously disclosed lawsuit captioned Robert Ramirez, et al. v. Cintas Corporation (Ramirez), filed on January 20, 2004, in the United States District Court, Northern District of California, San Francisco Division.  On April 27, 2005, the EEOC intervened in the claims asserted in Ramirez.  On May 11, 2006, the Ramirez and Avalos African-American, Hispanic and female failure to hire into service sales representative positions claims and the EEOC's intervention were consolidated for pretrial purposes with the Serrano case and transferred to the United States District Court for the Eastern District of Michigan, Southern Division.  The consolidated case is known as Mirna E. Serrano/Blanca Nelly Avalos, et al. v. Cintas Corporation (Serrano/Avalos), and remains pending in the United States District Court, Eastern District of Michigan, Southern Division.  No filings or determinations have been made in Serrano/Avalos as to class certification.  There can be no assurance as to whether a class will be certified or, if a class is certified, as to the geographic or other scope of such class.  The non-service sales representative hiring claims in the previously disclosed Ramirez case that have not been dismissed remain pending in the Northern District of California, San Francisco Division, but were ordered to arbitration and stayed pending the completion of arbitration.  The Ramirez purported class action claims currently in arbitration include allegations that Cintas failed to promote Hispanics into supervisory positions, discriminated against African-Americans and Hispanics in service sales representative route assignments and discriminated against African-Americans in hourly pay in Cintas’ Rental division only throughout the United States.  The Ramirez plaintiffs seek injunctive relief, compensatory damages, punitive damages, attorneys’ fees and other remedies.  No filings or determinations have been made in Ramirez as to class certification.  There can be no assurance as to whether a class will be certified or, if a class is certified, as to the geographic or other scope of such class.  On February 24, 2006, a motion to intervene in Serrano was filed by intervening plaintiffs Colleen Grindle, et al., on behalf of a subclass of female employees at Cintas’ Perrysburg, Ohio rental location who allegedly were denied hire, promotion or transfer to service sales representative positions.  On March 24, 2006, the plaintiffs Colleen Grindle, et al., withdrew their motion to intervene without prejudice.  On February 20, 2007, the plaintiffs Colleen Grindle, et al., filed a separate lawsuit in the Court of Common Pleas, Wood County, Ohio, captioned Colleen Grindle, et al. v. Cintas Corporation (Grindle), on behalf of a class of female employees at Cintas’ Perrysburg, Ohio location who allegedly were denied hire, promotion or transfer to service sales representative positions on the basis of their gender.  The Grindle plaintiffs seek injunctive relief, compensatory damages, punitive damages, attorneys’ fees and other remedies.  The Grindle case is stayed pending the class certification proceedings in Serrano.  No filings or determinations have been made in Grindle as to class certification.  There can be no assurance as to whether a class will be certified or, if a class is certified, as to the geographic or other scope of such class.  In addition, a class action lawsuit, Larry Houston, et al. v. Cintas Corporation (Houston), was filed on August 3, 2005, in the United States District Court for the Northern District of California on behalf of African-American managers alleging racial discrimination.  On November 22, 2005, the court entered an order requiring the named plaintiffs in the Houston lawsuit to arbitrate all of their claims for monetary damages.

On July 17, 2008, Manville Personal Injury Settlement Trust filed a purported shareholder derivative lawsuit in the Court of Common Pleas, Hamilton County, Ohio, captioned Manville Personal Injury Settlement Trust v. Richard T. Farmer, et. al., A0806822 against certain directors and officers, alleging that they breached their fiduciary duties to the Company by consciously failing to cause Cintas to comply with worker safety and employment-related laws and regulations.  The Company is named as a nominal defendant in the case.  The complaint contends that, as a consequence of such alleged breach of duty, the Company suffered substantial monetary losses and other injuries and seeks, among other things, an award of compensatory damages, other non-monetary remedies and expenses.

The litigation discussed above, if decided or settled adversely to Cintas, may, individually or in the aggregate, result in liability material to Cintas’ financial condition or results of operations and could increase costs of operations on an on-going basis.  Any estimated liability relating to these proceedings is not determinable at this time.  Cintas may enter into discussions regarding settlement of these and other lawsuits, and may enter into settlement agreements if it believes such settlement is in the best interest of Cintas’ shareholders.

Cintas is subject to various environmental laws and regulations, as are other companies in the uniform rental industry.  While environmental compliance is not a material component of our costs, Cintas must incur capital expenditures and associated operating costs, primarily for water treatment and waste removal, on a regular basis.  Environmental spending related to water treatment and waste removal was approximately $17 million in fiscal 2008 and approximately $16 million in fiscal 2007.  Capital expenditures to limit or monitor hazardous substances were approximately $4 million in fiscal 2008 and approximately $2 million in fiscal 2007.  Cintas does not expect a material change in the cost of environmental compliance on a percent to revenue basis and is not aware of any material non-compliance with environmental laws.

New Accounting Standards

As of June 1, 2007, Cintas adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FAS 109), which clarifies the accounting for uncertainty in income taxes recognized in the consolidated financial statements in accordance with FAS 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As a result of the implementation of FIN 48, Cintas recorded a decrease to retained earnings as of June 1, 2007, of $13,731.  Cintas’ adoption of FIN 48 is more fully described in Note 7 entitled Income Taxes of “Notes to Consolidated Financial Statements.”

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (FAS 157), which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosure requirements about fair value measurements.  Cintas will adopt FAS 157 in the first quarter of fiscal 2009.  In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2, Effective Date of FASB Statement No. 157) which delayed the effective date of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The adoption of FAS 157 for our financial assets and liabilities will not have a material impact upon adoption.

In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations (FAS 141(R)). Under FAS 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs are recognized separately from the acquisition and expensed as incurred, restructuring costs generally are expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense.  For Cintas, FAS 141(R) is effective for acquisitions and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after May 31, 2009.  Cintas is currently evaluating the future impact and disclosures under FAS 141(R).

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

Revenue recognition

Rental revenue, which is recorded in the Rentals Uniforms and Ancillary Products operating segment, is recognized when services are performed.  Other services revenue, which is recorded in the Uniform Direct Sales, First Aid, Safety and Fire Protection Services and Document Management Services operating segments, is recognized when either services are performed or when products are shipped and the title and risks of ownership pass to the customer.

Allowance for doubtful accounts

Cintas establishes an allowance for doubtful accounts.  This allowance is an estimate based on historical rates of collectibility.  An allowance for doubtful accounts is recorded for overdue amounts, beginning with a nominal percentage and increasing substantially as the account ages.  The amount provided as the account ages will differ slightly between the Rental Uniforms and Ancillary Products operating segment and the three other operating segments because of differences in customers served and the nature of each segment.

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market.  Substantially all inventories represent finished goods.  Cintas applies a commonly accepted practice of using inventory turns to apply variances between actual to standard costs to the inventory balances.  The judgments and estimates used to calculate inventory turns will have an impact on the valuation of inventories at the lower of cost or market.  An inventory obsolescence reserve is determined by specific identification, as well as an estimate based on historical rates of obsolescence.

Uniforms and other rental items in service

Uniforms and other rental items in service are valued at cost less amortization, calculated using the straight-line method.  Uniforms in service (other than cleanroom and flame resistant garments) are amortized over their useful life of 18 months.  Other rental items including shop towels, mats, cleanroom garments, flame resistant garments, linens and restroom dispensers are amortized over their useful lives which range from 8 to 48 months.  The amortization rates used are based on industry experience, Cintas' experience and wear tests performed by Cintas.  These factors are critical to determining the amount of in service inventory that is presented in the consolidated financial statements.

Property and equipment

Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which is typically 30 to 40 years for buildings, 5 to 20 years for building improvements, 3 to 10 years for equipment and 2 to 5 years for leasehold improvements.  When events or circumstances indicate that the carrying amount of long-lived assets may not be recoverable, the estimated future cash flows (undiscounted) are compared to the carrying amount of the assets.  If the estimated future cash flows are less than the carrying amount of the assets, an impairment loss is recorded.  The impairment loss is measured by comparing the fair value of the assets with their carrying amounts.  Fair value is determined by discounted cash flows or appraised values, as appropriate.  Long-lived assets that are held for disposal are reported at the lower of the carrying amount or the fair value, less estimated costs related to disposition.

Goodwill and impairment

Goodwill, obtained through acquisitions of businesses, is valued at cost less any impairment.  Cintas performs annual impairment tests by operating segment.  These tests include comparisons to current market values, where available, and discounted cash flow analyses.  Significant assumptions include growth rates based on historical trends and margin improvement leveraged from such growth.  Based on the results of the impairment tests, Cintas has not recognized an impairment of goodwill for the years ended May 31, 2008, 2007 or 2006.

Service contracts and other assets

Service contracts and other assets, which consist primarily of noncompete and consulting agreements obtained through acquisitions of businesses, are amortized by use of the straight-line method over the estimated lives of the agreements, which are generally 5 to 10 years.  Certain noncompete agreements, as well as all service contracts, require that a valuation be determined using a discounted cash flow model.  The assumptions and judgments used in these models involve estimates of cash flows and discount rates, among other factors.  Because of the assumptions used to value these intangible assets, actual results over time could vary from original estimates.  Impairment of service contracts and other assets is through specific identification.  No impairment has been recognized by Cintas for the years ended May 31, 2008, 2007 or 2006.

Stock-based compensation

As required under FASB Statement No. 123(R), Share-Based Payment, compensation expense is recognized for all share-based payments to employees, including stock options, in the consolidated statements of income based on the fair value of the awards that are granted. The fair value of stock options is estimated at the date of grant using the Black-Scholes option-pricing model.  Measured compensation cost, net of estimated forfeitures, is recognized on a straight line basis over the vesting period of the related share-based compensation award.

See Note 11 entitled Stock-Based Compensation of “Notes to Consolidated Financial Statements” for further information.

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

Outlook

While it is our view that economic conditions will remain sluggish, we believe we can achieve continued growth in sales and profits.  We will pursue our strategy of achieving revenue growth for all of our products and services by increasing our penetration at existing customers and by broadening our customer base to include business segments and markets to which Cintas has not historically served.  When appropriate opportunities arise, we will also supplement our internal growth with strategic acquisitions.

We believe that the high level of customer service provided by our employee-partners and supported by our infrastructure, quality products, financial resources and corporate culture will provide for continued business success.  As such, we see upside revenue potential for all of our business units.  However, we do not expect that economic and competitive pressures will diminish, and these pressures will continue creating a difficult pricing environment.

Like many other companies, we anticipate upward pressures on energy costs to remain in fiscal 2009.  This pressure may make gross margin improvements as a percentage of revenue difficult.  However, we expect productivity improvements brought on by cost containment initiatives, technological advances and continued leverage of our infrastructure to soften the adverse energy impact.

Although difficult to predict, we expect to make improvements to our selling and administrative expenses as a percentage of revenue in fiscal 2009.  The reorganization of our sales efforts has been completed, and we expect to gain improved leverage from this organization in fiscal 2009.  We also expect cost containment initiatives will offset anticipated increases to wages and benefits, including medical expenses.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

Cintas manages interest rate risk by using a combination of variable and fixed rate debt and investing in marketable securities.  Earnings are affected by changes in short-term interest rates due to the use of commercial paper of approximately $163 million, with an average interest rate of 2.19%.  This exposure is limited by the investment in marketable securities, which act as a hedge against variability in short-term rates.  If short-term rates change by one-half percent (or 50 basis points), Cintas' income before income taxes would change by approximately $1 million.  This estimated exposure considers the mitigating effects of marketable securities on the change in the cost of variable rate debt.  This analysis does not consider the effects of a change in economic activity or a change in Cintas' capital structure.

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

Item 8.  Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Audited Consolidated Financial Statements for the Years Ended May 31, 2008, 2007 and 2006

Management’s Report on Internal Control over Financial Reporting.................................................................................................................	32

Reports of Ernst & Young LLP, Independent Registered Public Accounting Firm..........................................................................................	33

Consolidated Statements of Income.........................................................................................................................................................................	35

Consolidated Balance Sheets....................................................................................................................................................................................	36

Consolidated Statements of Shareholders’ Equity................................................................................................................................................	37

Consolidated Statements of Cash Flows.................................................................................................................................................................	38

Notes to Consolidated Financial Statements..........................................................................................................................................................	39

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

With the supervision of our President and Chief Executive Officer and our Chief Financial Officer, management assessed our internal control over financial reporting as of May 31, 2008. Management based its assessment on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed by our internal audit function.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of May 31, 2008, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.

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
William C. Gale
Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Cintas Corporation:

We have audited Cintas Corporation's internal control over financial reporting as of May 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cintas Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Cintas Corporation maintained, in all material respects, effective internal control over financial reporting as of May 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cintas Corporation as of May 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended May 31, 2008, of Cintas Corporation, and our report dated July 25, 2008, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Cincinnati, Ohio
July 25, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Cintas Corporation:

We have audited the accompanying consolidated balance sheets of Cintas Corporation as of May 31, 2008 and 2007, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended May 31, 2008. These financial statements are the responsibility of Cintas Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cintas Corporation at May 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2008, in conformity with U.S. generally accepted accounting principles.

As described in Note 1 to the consolidated financial statements, in fiscal 2008, Cintas Corporation adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cintas Corporation’s internal control over financial reporting as of May 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated July 25, 2008, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Cincinnati, Ohio
July 25, 2008

Consolidated
Statements of Income

	Years Ended May 31,
(In thousands except per share data)	2008	2007	2006

Revenue:
Rental uniforms and ancillary products	$2,834,568	$2,734,629	$2,568,776
Other services	1,103,332	972,271	834,832
	3,937,900	3,706,900	3,403,608

Costs and expenses (income):
Cost of rental uniforms and ancillary products	1,581,618	1,515,185	1,406,829
Cost of other services	674,682	610,360	541,987
Selling and administrative expenses	1,104,145	1,003,958	911,750

Operating income	577,455	577,397	543,042

Interest income	(6,072)	(6,480)	(6,759)
Interest expense	52,823	50,324	31,782

Income before income taxes	530,704	533,553	518,019
Income taxes	195,299	199,015	194,637
Net income	$335,405	$334,538	$323,382

Basic earnings per share	$2.15	$2.09	$1.93

Diluted earnings per share	$2.15	$2.09	$1.92

Dividends declared and paid per share	$0.46	$0.39	$0.35

See accompanying notes.

Consolidated
Balance Sheets

	As of May 31,
(In thousands except share data)	2008	2007

Assets
Current assets:
Cash and cash equivalents	$66,224	$35,360
Marketable securities	125,471	120,053
Accounts receivable, principally trade, less allowance of $13,139 and $14,486, respectively	430,078	408,870
Inventories, net	238,669	231,741
Uniforms and other rental items in service	370,416	344,931
Deferred tax asset	39,410	—
Prepaid expenses	12,068	15,781
Total current assets	1,282,336	1,156,736

Property and equipment, at cost, net	974,575	920,243

Goodwill	1,315,569	1,245,877
Service contracts, net	152,757	171,361
Other assets, net	83,364	76,263
	$3,808,601	$3,570,480
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$94,755	$64,622
Accrued compensation and related liabilities	50,605	62,826
Accrued liabilities	207,925	200,686
Income taxes:
Current	12,887	18,584
Deferred	—	52,179
Long-term debt due within one year	1,070	4,141
Total current liabilities	367,242	403,038

Long-term liabilities:
Long-term debt due within one year	942,736	877,074
Deferred income taxes	124,184	122,630
Accrued liabilities	120,308	—
Total long-term liabilities	1,187,228	999,704

Shareholders' equity:
Preferred stock, no par value: 100,000 shares authorized, none outstanding	—	—
Common stock, no par value: 425,000,000 shares authorized 2008: 173,083,426 shares issued and 153,691,103 shares outstanding 2007: 172,874,195 shares issued and 158,676,872 shares outstanding	129,182	120,811
Paid-in capital	60,408	56,909
Retained earnings	2,784,302	2,533,459
Treasury stock: 2008: 19,392,323 shares 2007: 14,197,323 shares	(772,041)	(580,562)
Other accumulated comprehensive income (loss):
Foreign currency translation	61,206	41,815
Unrealized loss on derivatives	(8,815)	(4,421)
Unrealized loss on available-for-sale securities	(111)	(273)
Total shareholders' equity	2,254,131	2,167,738
	$3,808,601	$3,570,480
See accompanying notes.

Consolidated Statements of Shareholders’ Equity

(In thousands)	Common Stock		Paid-In Capital	Retained Earnings	Other Accumulated Comprehensive Income (Loss)			Total Shareholders’ Equity
Treasury Stock
	Shares	Amount				Shares	Amount
Balance at June 1, 2005	172,128	$95,546	$58,631	$1,996,425	$12,176	(1,469)	$(58,204)	$2,104,574
Net income	—	—	—	323,382	—	—	—	323,382
Equity adjustment for foreign currency translation	—	—	—	—	20,882	—	—	20,882
Change in fair value of derivatives, net of $5,985 of tax	—	—	—	—	10,481	—	—	10,481
Change in fair value of available-for-sale securities, net of ($674) of tax	—	—	—	—	(1,155)	—	—	(1,155)
Comprehensive income, net of tax								353,590
Dividends	—	—	—	(58,823)	—	—	—	(58,823)
Effects of acquisitions	—	—	—	(67)	—	—	—	(67)
Stock-based compensation	—	—	5,277	—	—	—	—	5,277
Stock options exercised, net of shares surrendered	443	14,402	(5,352)	—	—	—	—	9,050
Repurchase of common stock	—	—	—	—	—	(7,920)	(323,409)	(323,409)
Balance at May 31, 2006	172,571	109,948	58,556	2,260,917	42,384	(9,389)	(381,613)	2,090,192
Net income	—	—	—	334,538	—	—	—	334,538
Equity adjustment for foreign currency translation	—	—	—	—	7,426	—	—	7,426
Change in fair value of derivatives, net of $8,196 of tax	—	—	—	—	(13,571)	—	—	(13,571)
Change in fair value of available-for-sale securities, net of $522 of tax	—	—	—	—	882	—	—	882
Comprehensive income, net of tax								329,275
Dividends	—	—	—	(61,996)	—	—	—	(61,996)
Stock-based compensation	—	—	4,500	—	—	—	—	4,500
Stock options exercised, net of shares surrendered	303	10,863	(6,147)	—	—	—	—	4,716
Repurchase of common stock	—	—	—	—	—	(4,808)	(198,949)	(198,949)
Balance at May 31, 2007	172,874	120,811	56,909	2,533,459	37,121	(14,197)	(580,562)	2,167,738
Net income	—	—	—	335,405	—	—	—	335,405
Equity adjustment for foreign currency translation	—	—	—	—	19,391	—	—	19,391
Change in fair value of derivatives, net of $2,924 of tax	—	—	—	—	(4,394)	—	—	(4,394)
Change in fair value of available-for-sale securities, net of $98 of tax	—	—	—	—	162	—	—	162
Comprehensive income, net of tax								350,564
FIN 48 adjustment	—	—	—	(13,731)	—	—	—	(13,731)
Dividends	—	—	—	(70,831)	—	—	—	(70,831)
Stock-based compensation	—	—	7,456	—	—	—	—	7,456
Stock options exercised, net of shares surrendered	209	8,371	(3,957)	—	—	—	—	4,414
Repurchase of common stock	—	—	—	—	—	(5,195)	(191,479)	(191,479)
Balance at May 31, 2008	173,083	$129,182	$60,408	$2,784,302	$52,280	(19,392)	$(772,041)	$2,254,131

See accompanying notes.

Consolidated
Statements of Cash Flows

	Years Ended May 31,
(In thousands)	2008	2007	2006

Cash flows from operating activities:
Net income	$335,405	$334,538	$323,382
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	148,566	135,181	127,117
Amortization of deferred charges	43,337	40,745	33,536
Stock-based compensation	7,456	4,500	4,725
Deferred income taxes	1,663	(332)	(52)
Change in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable	(14,939)	(11,460)	(44,154)
Inventories	(6,100)	(32,090)	22,033
Uniforms and other rental items in service	(23,854)	(6,968)	(26,683)
Prepaid expenses	3,830	(4,502)	(2,305)
Accounts payable	30,567	(7,654)	2,329
Accrued compensation and related liabilities	(12,430)	12,600	11,424
Accrued liabilities and other	22,201	9,981	(1,905)
Income taxes payable	8,841	(25,148)	11,578
Net cash provided by operating activities	544,543	449,391	461,025

Cash flows from investing activities:
Capital expenditures	(190,333)	(180,824)	(156,632)
Proceeds from sale or redemption of marketable securities	45,791	118,174	87,477
Purchase of marketable securities and investments	(54,498)	(48,515)	(31,932)
Acquisitions of businesses, net of cash acquired	(111,535)	(160,707)	(346,363)
Other	(400)	(1,836)	7,404
Net cash used in investing activities	(310,975)	(273,708)	(440,046)

Cash flows from financing activities:
Proceeds from issuance of debt	295,000	252,460	333,500
Repayment of debt	(232,409)	(169,987)	(7,303)
Stock options exercised	8,371	10,863	14,402
Dividends paid	(70,831)	(61,996)	(58,823)
Repurchase of common stock	(191,479)	(198,949)	(323,409)
Other	(11,356)	(11,628)	16,372
Net cash used in financing activities	(202,704)	(179,237)	(25,261)

Net increase (decrease) in cash and cash equivalents	30,864	(3,554)	(4,282)
Cash and cash equivalents at beginning of year	35,360	38,914	43,196
Cash and cash equivalents at end of year	$66,224	$35,360	$38,914

See accompanying notes.

Notes to Consolidated Financial Statements

(Amounts in thousands except per share and share data)

1.	Significant Accounting Policies

Business description.  Cintas Corporation (Cintas) provides highly specialized products and services to businesses of all types throughout the United States and Canada.  Cintas is North America's leading provider of corporate identity uniforms through rental and sales programs, as well as a significant provider of related business services, including entrance mats, restroom products and services, first aid, safety and fire protection products and services, document management services and branded promotional products.  Our products and services are designed to enhance our customers’ images and to provide additional safety and protection in the workplace.

Cintas historically classified its businesses into two operating segments, Rentals and Other Services.  The Rentals operating segment reflects the rental and servicing of uniforms and other garments, mats, mops and shop towels and other ancillary items.  In addition to these rental items, restroom and hygiene products and services are also provided within this operating segment.  Effective June 1, 2007, this operating segment has been renamed Rental Uniforms and Ancillary Products.

The Other Services operating segment historically consisted of the direct sale of uniforms and related items, first aid, safety and fire protection products and services, document management services and branded promotional products.  Effective June 1, 2007, the Other Services operating segment was separated into three reportable operating segments – Uniform Direct Sales operating segment, First Aid, Safety and Fire Protection Services operating segment and Document Management Services operating segment.  This change provides more visibility to these operating segments as they continue to grow and have a larger impact on Cintas’ consolidated results of operations.  The Uniform Direct Sales operating segment consists of the direct sale of uniforms and related items and branded promotional products.  The First Aid, Safety and Fire Protection Services operating segment consists of first aid, safety and fire protection products and services.  The Document Management Services operating segment consists of document shredding and document storage services.

Principles of consolidation.  The consolidated financial statements include the accounts of Cintas, controlled majority-owned subsidiaries and any entities that are not controlled but require consolidation in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities - an interpretation of ARB No. 51 (collectively, Cintas).  Intercompany balances and transactions have been eliminated.

Use of estimates.  The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Revenue recognition.  Rental revenue, which is recorded in the Rentals Uniforms and Ancillary Products operating segment, is recognized when services are performed.  Other services revenue, which is recorded in the Uniform Direct Sales, First Aid, Safety and Fire Protection Services and Document Management Services operating segments, is recognized when either services are performed or when products are shipped and the title and risks of ownership pass to the customer.

Cost of rental uniforms and ancillary products.  Cost of rental uniforms and ancillary products consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other rental items.  The Rental Uniforms and Ancillary Products operating segment inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs and other costs of distribution are included in the cost of rentals.

Cost of other services.  Cost of other services consists primarily of cost of goods sold (predominantly uniforms and first aid products), delivery expenses and distribution expenses.  Cost of other services includes inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs and other costs of distribution are included in the cost of other services.

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

Accounts receivable.  Accounts receivable is comprised of amounts owed through product shipments and are presented net of an allowance for doubtful accounts.  This allowance is an estimate based on historical rates of collectibility.  The allowance for doubtful accounts is recorded for overdue amounts, beginning with a nominal percentage and increasing substantially as the account ages.  The amount provided as the account ages will differ slightly between the Rental Uniforms and Ancillary Products operating segment and the three other operating segments because of differences in customers served and the nature of each segment.  When an account is considered uncollectible, it is written off against this allowance.

Inventories.  Inventories are valued at the lower of cost (first-in, first-out) or market.  Substantially all inventories represent finished goods.

Uniforms and other rental items in service.  These items are valued at cost less amortization, calculated using the straight-line method.  Uniforms in service (other than cleanroom and flame resistant garments) are amortized over their useful life of 18 months.  Other rental items, including shop towels, mats, cleanroom garments, flame resistant garments, linens and restroom dispensers, are amortized over their useful lives which range from 8 to 48 months.

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

Goodwill.  As required under Statement of Financial Accounting Standards No. 142 (FAS 142), Goodwill and Other Intangible Assets, goodwill is separately disclosed from other intangible assets on the consolidated balance sheet and not amortized, but is tested for impairment on an operating segment basis on at least an annual basis.  Cintas completes an annual goodwill impairment test as required by FAS 142.  Based on the results of the impairment tests, Cintas was not required to recognize an impairment of goodwill for the years ended May 31, 2008, 2007 or 2006.  Cintas will continue to perform future impairment tests as required by FAS 142 as of March 1 in future years or when indicators of impairment are noted.

Service contracts and other assets.  Service contracts and other assets, which consist primarily of noncompete and consulting agreements obtained through acquisitions of businesses, are amortized by use of the straight-line method over the estimated lives of the agreements, which are generally 5 to 10 years.

Accrued liabilities.  Current accrued liabilities consist primarily of insurance, medical and profit sharing obligations and legal and environmental contingencies.  These are recorded when it is probable that a liability has occurred and the amount of the liability can be reasonably estimated.  Long-term liabilities consist primarily of reserves associated with unrecognized tax benefits, which are described in more detail in Note 7 entitled Income Taxes.

Stock-based compensation.  As required under Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, compensation expense is recognized for all share-based payments to employees, including stock options, in the consolidated statements of income based on the fair value of the awards that are granted. The fair value of stock options is estimated at the date of grant using the Black-Scholes option-pricing model.  Measured compensation cost, net of estimated forfeitures, is recognized on a straight-line basis over the vesting period of the related share-based compensation award.

See Note 11 entitled Stock-Based Compensation for further information.

Derivatives and hedging activities.  Derivatives and hedging activities are presented in accordance with Statement of Financial Accounting Standards No. 133 (FAS 133), Accounting for Derivatives and Hedging Activities, as amended.  FAS 133 requires the recognition of all derivatives on the consolidated balance sheet at fair value and recognition of the resulting gains or losses as adjustments to earnings or other comprehensive income.

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

Other accounting pronouncements.  As of June 1, 2007, Cintas adopted FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FAS 109), which clarifies the accounting for uncertainty in income taxes recognized in the consolidated financial statements in accordance with FAS 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As a result of the implementation of FIN 48, Cintas recorded a decrease to retained earnings as of June 1, 2007, of $13,731.  Cintas’ adoption of FIN 48 is more fully described in Note 7 entitled Income Taxes.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (FAS 157), which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosure requirements about fair value measurements.  Cintas will adopt FAS 157 in the first quarter of fiscal 2009.  In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2, Effective Date of FASB Statement No. 157) which delayed the effective date of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The adoption of FAS 157 for our financial assets and liabilities will not have a material impact upon adoption.

In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations (FAS 141(R)). Under FAS 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense.  For Cintas, FAS 141(R) is effective for acquisitions and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after May 31, 2009.  Cintas is currently evaluating the future impact and disclosures under FAS 141(R).

2.         Marketable Securities

All marketable securities are comprised of debt securities and classified as available-for-sale.  Interest, realized gains and losses and declines in value determined to be other than temporary on available-for-sale securities are included in interest income.  The cost of the securities sold is based on the specific identification method.

The following is a summary of marketable securities:

	2008		2007
	Cost	Estimated Fair Value	Cost	Estimated Fair Value

Obligations of state and political subdivisions	$—	$—	$24,480	$24,415
U.S. government agency securities	—	—	12,336	12,231
Canadian treasury securities	125,626	125,471	76,995	76,753
Other debt securities	—	—	6,665	6,654
	$125,626	$125,471	$120,476	$120,053

As of May 31, 2008, all marketable securities are concentrated in Canada and consist primarily of Canadian federal treasury bills and Canadian federal treasury bonds.  These funds are not expected to be repatriated, but instead are expected to be invested indefinitely in foreign subsidiaries.

The gross realized gains on sales of available-for-sale securities totaled $4, $9 and $3 for the years ended May 31, 2008, 2007 and 2006, respectively, and the gross realized losses totaled $12, $42 and $219, respectively.  Net unrealized losses are $155 and $423 at May 31, 2008 and 2007, respectively.

Purchases of marketable securities were $43,750, $30,829 and $25,613 for the years ended May 31, 2008, 2007 and 2006, respectively.

The cost and estimated fair value of debt securities at May 31, 2008, by contractual maturity, are $125,626 and $125,471, respectively.  All contractual maturities are due within one year.

3.         Property and Equipment

	2008	2007

Land	$94,539	$79,572
Buildings and improvements	462,799	438,680
Equipment	1,029,048	884,574
Leasehold improvements	16,700	13,171
Construction in progress	104,704	99,195
	1,707,790	1,515,192
Less: accumulated depreciation	733,215	594,949
	$974,575	$920,243

Interest expense is net of capitalized interest of $1,090, $490 and $384 for the years ended May 31, 2008, 2007 and 2006, respectively.

4.    Goodwill, Service Contracts and Other Assets

Changes in the carrying amount of goodwill and service contracts for the years ended May 31, 2008 and 2007, by operating segment, are as follows:

Goodwill	Rental Uniforms & Ancillary Products	Uniform Direct Sales	First Aid, Safety & Fire Protection	Document Management	Total

Balance as of June 1, 2006	$855,135	$23,862	$137,917	$119,261	$1,136,175
Goodwill acquired	7,697	—	24,104	77,264	109,065
Foreign currency translation	487	21	—	129	637
Balance as of May 31, 2007	863,319	23,883	162,021	196,654	1,245,877
Goodwill (adj.) acquired	(1,034)	—	3,523	64,808	67,297
Foreign currency translation	1,296	73	—	1,026	2,395
Balance as of May 31, 2008	$863,581	$23,956	$165,544	$262,488	$1,315,569

Service Contracts	Rental Uniforms & Ancillary Products	Uniform Direct Sales	First Aid, Safety & Fire Protection	Document Management	Total

Balance as of June 1, 2006	$121,455	$1,076	$42,761	$14,673	$179,965
Service contracts acquired	3,936	—	8,147	10,550	22,633
Service contracts amortization	(21,759)	(388)	(5,556)	(4,222)	(31,925)
Foreign currency translation	653	11	—	24	688
Balance as of May 31, 2007	104,285	699	45,352	21,025	171,361
Service contracts (adj.) acquired	(19)	—	2,682	11,227	13,890
Service contracts amortization	(21,510)	(401)	(6,090)	(6,502)	(34,503)
Foreign currency translation	1,818	30	—	161	2,009
Balance as of May 31, 2008	$84,574	$328	$41,944	$25,911	$152,757

Information regarding Cintas' service contracts and other assets follows:

	As of May 31, 2008
	Carrying Amount	Accumulated Amortization	Net

Service contracts	$333,543	$180,786	$152,757

Noncompete and consulting agreements	$63,894	$34,625	$29,269
Investments	46,012	—	46,012
Other	10,790	2,707	8,083
Total	$120,696	$37,332	$83,364

	As of May 31, 2007
	Carrying Amount	Accumulated Amortization	Net

Service contracts	$317,644	$146,283	$171,361

Noncompete and consulting agreements	$58,218	$24,123	$34,095
Investments	35,264	—	35,264
Other	8,967	2,063	6,904
Total	$102,449	$26,186	$76,263

Amortization expense was $43,337, $40,745 and $33,536 for the years ended May 31, 2008, 2007 and 2006, respectively.  Estimated amortization expense, excluding any future acquisitions, for each of the next five years is $41,532, $38,286, $34,519, $28,412 and $12,639, respectively.

5.	Long-Term Debt

	2008	2007

Unsecured term notes due through 2036 at an average rate of 6.11%	$779,652	$705,147
Unsecured notes due through 2009 at an average rate of 2.19%	163,005	170,866
Industrial development revenue bonds	—	3,441
Other	1,149	1,761
	943,806	881,215
Less: amounts due within one year	1,070	4,141
	$942,736	$877,074

Long-term debt in the amount of $1,149 is secured by assets with a carrying value of $1,042 at May 31, 2008.  Cintas has $74,764 of letters of credit outstanding at May 31, 2008.  Maturities of long-term debt during each of the next five years are $1,070, $703, $163,729, $762 and $225,756, respectively.

Interest paid, net of amount capitalized, was $49,707, $45,805 and $30,714 for the years ended May 31, 2008, 2007 and 2006, respectively.

Cintas has a commercial paper program supported by a $600,000 long-term credit facility.  As of May 31, 2008, there was $163,000 of commercial paper outstanding.  Because Cintas’ commercial paper program expires in fiscal 2011, the $163,000 outstanding balance is classified as long-term debt on the balance sheet.

During the third quarter of fiscal 2008, Cintas issued $300,000 of senior notes due 2017.  These senior notes bear an interest rate of 6.125%, paid semi-annually beginning June 1, 2008.  The proceeds generated from the offering were used to reduce borrowings under our commercial paper program.

Cintas periodically uses cash flow hedges to hedge the exposure of variability in short-term interest rates.  These agreements effectively convert a portion of the floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. The effective portion of the net gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  Gains or losses on the ineffective portion of the hedge are charged to earnings in the current period.  When outstanding, the effectiveness of these derivative instruments is reviewed at least every fiscal quarter.  Examples of cash flow hedging instruments that Cintas may use are interest rate swaps, lock agreements and forward starting swaps.  There were no interest rate swaps, lock agreements or forward starting swaps outstanding as of May 31, 2008.

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

Cintas used interest rate lock agreements to hedge against movements in the treasury rates at the time Cintas issued its senior notes in fiscal 2002 and in fiscal 2007.  The amortization of the cash flow hedges resulted in a credit to other comprehensive income of $521, $384 and $290 for the years ended May 31, 2008, 2007 and 2006, respectively.

Cintas has certain significant covenants related to debt agreements. These covenants limit Cintas’ ability to incur certain liens, to engage in sale-leaseback transactions and to merge, consolidate or sell all or substantially all of Cintas’ assets. These covenants also require Cintas to maintain certain debt to capitalization and interest coverage ratios. Cross default provisions exist between certain debt instruments. Cintas is in compliance with all of the significant debt covenants for all periods presented.  If a default of a significant covenant were to occur, the default could result in an acceleration of the maturity of the indebtedness, impair liquidity and limit the ability to raise future capital. Cintas’ debt, net of cash and marketable securities, is $752,111 as of May 31, 2008.  For fiscal 2008, net cash provided by operating activities was $544,543. Capital expenditures were $190,333 for the same period.

6.	Leases

Cintas conducts certain operations from leased facilities and leases certain equipment.  Most leases contain renewal options for periods from 1 to 10 years.  The lease agreements provide for increases in rent expense if the options are exercised based on increases in certain price level factors or other prearranged factors.  Step rent provisions, escalation clauses, capital improvements funding and other lease concessions are taken into account in computing minimum lease payments.  Minimum lease payments are recognized on a straight-line basis over the minimum lease term.  Lease payments are not dependent on an existing index or rate and are not included in minimum lease payments.  It is anticipated that expiring leases will be renewed or replaced.

The minimum rental payments under noncancelable lease arrangements for each of the next five years and thereafter are $24,241, $19,887, $15,352, $10,708, $7,326 and $13,714, respectively.  Rent expense under operating leases during the years ended May 31, 2008, 2007 and 2006, was $34,996, $33,268 and $30,136, respectively.

7.	Income Taxes

	2008	2007	2006

Income before income taxes consist of the following components:
U.S. operations	$476,279	$488,011	$479,427
Foreign operations	54,425	45,542	38,592
	$530,704	$533,553	$518,019

	2008	2007	2006
Income taxes consist of the following components:

Current:
Federal	$171,927	$184,363	$180,697
State and local	17,225	16,181	15,026
	189,152	200,544	195,723
Deferred	6,147	(1,529)	(1,086)
	$195,299	$199,015	$194,637

	2008	2007	2006
Reconciliation of income tax expense using the statutory rate and actual income tax expense is as follows:
Income taxes at the U.S. federal statutory rate	$185,746	$186,744	$182,635
State and local income taxes, net of federal benefit	12,832	10,602	11,917
Other	(3,279)	1,669	85
	$195,299	$199,015	$194,637

The components of deferred income taxes included on the consolidated balance sheets are as follows:

	2008	2007

Deferred tax assets:
Employee benefits	$8,100	$6,195
Allowance for doubtful accounts	4,589	5,100
Inventory obsolescence	8,793	9,735
Insurance and contingencies	10,753	10,222
Other	16,820	11,909
	49,055	43,161
Deferred tax liabilities:
In service inventory	8,248	88,838
Property	66,339	69,189
Intangibles	51,993	45,233
Other	1,187	1,231
State taxes	6,062	13,479
	133,829	217,970

Net deferred tax liability	$84,774	$174,809

Income taxes paid were $180,634, $220,740 and $183,268 for the years ended May 31, 2008, 2007 and 2006, respectively.

Cintas has undistributed earnings of foreign subsidiaries of approximately $184,551 at May 31, 2008, for which deferred taxes have not been provided. Such earnings are considered indefinitely invested in the foreign subsidiaries. If such earnings were repatriated, additional tax expense may result.  The current calculation of such additional taxes is not practicable.

As described in Note 1 entitled Significant Accounting Policies, Cintas adopted FIN 48 in fiscal 2008.  FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, companies may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

As a result of the adoption of FIN 48, Cintas recorded a decrease to retained earnings as of June 1, 2007, and a corresponding increase in long-term accrued liabilities of $13,731, inclusive of associated interest and penalties.

As of June 1, 2007 and May 31, 2008, there was $27,580 and $27,861, respectively, in total unrecognized tax benefits, which if recognized, would favorably impact Cintas’ effective tax rate.   Cintas recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense in the consolidated statements of income, which is consistent with the recognition of these items in prior reporting periods.  The total amount accrued for interest and penalties as of June 1, 2007, was $15,173.  Cintas records the tax liability under FIN 48 in both current and long-term accrued liabilities on the consolidated balance sheets. Portions of the long-term liability, particularly parts related to in service inventory deferred tax liabilities, had been recorded in the net deferred tax liability in fiscal 2007.  The total gross unrecognized tax benefits as of June 1, 2007, were $112,658.

In the normal course of business, Cintas provides for uncertain tax positions and the related interest, and adjusts its unrecognized tax benefits and accrued interest accordingly.  During fiscal 2008, unrecognized tax benefits related to continuing operations increased by approximately $2,770 and accrued interest increased by approximately $487.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at June 1, 2007	$112,658
Additions based on tax positions related to the current year	1,554
Additions for tax positions of prior years	4,465
Reductions for tax positions of prior years	—
Settlements	(87)
Statute expirations	(3,261)

Balance at May 31, 2008	$115,329

The majority of Cintas’ operations are in the United States and Canada.  Cintas is required to file federal income tax returns as well as state income tax returns in a majority of the domestic states and also in the Canadian provinces of Quebec, Alberta, British Columbia and Ontario.  At times, Cintas is subject to audits in these jurisdictions. The audits, by nature, are sometimes complex and can require several years to resolve. The final resolution of any such tax audit could result in either a reduction in Cintas’ accruals or an increase in its income tax provision, either of which could have an impact on the consolidated results of operations in any given period.

All U.S. federal income tax returns are closed to audit through fiscal 2004.  Cintas is currently in advanced stages of various audits in certain foreign jurisdictions and certain domestic states. The years under audit cover fiscal years back to 1999.  Based on the resolution of the various audits, it is reasonably possible that the balance of unrecognized tax benefits could decrease by $2,852 for the fiscal year ended May 31, 2008.

8.	Acquisitions

For all acquisitions accounted for as purchases, the purchase price paid for each has been allocated to the fair value of the assets acquired and liabilities assumed.  During fiscal 2008, Cintas acquired one Rental Uniforms & Ancillary Products operating segment business, nine First Aid, Safety and Fire Protection Services operating segment businesses and twenty Document Management Services operating segment businesses.  During fiscal 2007, Cintas acquired three Rental Uniforms & Ancillary Products operating segment businesses, thirteen First Aid, Safety and Fire Protection Services operating segment businesses and sixteen Document Management Services operating segment businesses.  The following summarizes the aggregate purchase price for all businesses acquired:

	2008	2007
Fair value of tangible assets acquired	$13,587	$20,375
Fair value of goodwill acquired	67,758	109,065
Fair value of service contracts acquired	13,596	22,271
Fair value of other intangibles acquired	5,429	13,149
Total fair value of assets acquired	100,370	164,860
Fair value of liabilities assumed and incurred	(11,165)	3,288
Total cash paid for acquisitions	$111,535	$161,572

The results of operations for the acquired businesses are included in the consolidated statements of income from the dates of acquisition.  The pro forma revenue, net income and earnings per share information relating to acquired businesses are not presented because they are not significant.

9.	Defined Contribution Plans

Cintas' Partners' Plan (the Plan) is a non-contributory profit sharing plan and Employee Stock Ownership Plan (ESOP) for the benefit of substantially all U.S. Cintas employees who have completed one year of service.  The Plan also includes a 401(k) savings feature covering substantially all employees.  The amounts of contributions to the Plan and ESOP, as well as the matching contribution to the 401(k), are made at the discretion of Cintas.  Total contributions, including Cintas' matching contributions, which approximate cost, were $28,700, $27,900 and $26,500 for the years ended May 31, 2008, 2007 and 2006, respectively.

Cintas also has a non-contributory deferred profit sharing plan (DPSP), which covers substantially all Canadian employees.  In addition, a registered retirement savings plan (RRSP) is offered to those employees.  The amounts of contributions to the DPSP, as well as the matching contribution to the RRSP, are made at the discretion of Cintas.  Total contributions, which approximate cost, were $1,500, $1,239 and $1,144 for the years ended May 31, 2008, 2007 and 2006, respectively.

10.	Earnings per Share

Earnings per share are computed in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share.  The basic computations are based on the weighted average number of common shares outstanding during each period.  The diluted computations reflect the potential dilution that could occur if stock options were exercised into common stock, under certain circumstances, that then would share in the earnings of Cintas.

The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective years:

	2008	2007	2006

Numerator:
Net income	$335,405	$334,538	$323,382

Denominator:
Denominator for basic earnings per share – weighted average shares (000's)	155,678	159,769	167,951
Effect of dilutive securities – employee stock options (000's)	252	418	594
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversions (000's)	155,930	160,187	168,545

Basic earnings per share	$2.15	$2.09	$1.93
Diluted earnings per share	$2.15	$2.09	$1.92

11.	Stock-Based Compensation

Under the 2005 Equity Compensation Plan adopted by Cintas in fiscal 2006, Cintas may grant officers and key employees equity compensation in the form of stock options, stock appreciation rights, restricted and unrestricted stock awards, performance awards and other stock unit awards up to an aggregate of 14,000,000 shares of Cintas' common stock.  The compensation cost charged against income was $7,456, $4,500 and $5,277 for the years ended May 31, 2008, 2007 and 2006, respectively.  The amount recorded in fiscal 2007 reflects a cumulative catch-up adjustment of $2,169 ($2,088 after tax), due to a change in the estimated forfeitures for certain existing stock option and restricted stock grants.  Basic and diluted earnings per share for the year ended May 31, 2007, are both $.01 higher, respectively, due to this change in estimated forfeitures.  The total income tax benefit recognized in the consolidated income statement for share-based compensation arrangements was $2,022, $1,413 and $552 for the years ended May 31, 2008, 2007 and 2006, respectively.

Stock Options

Stock options are granted at the fair market value of the underlying common stock on the date of grant.  The option terms are determined by the Compensation Committee of the Board of Directors, but no stock option may be exercised later than 10 years after the date of the grant.  The option awards generally have 10-year terms with graded vesting in years 5 through 10 based on continuous service during that period.  Cintas recognizes compensation expense for these options using the straight-line recognition method over the vesting period.

The fair value of these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	2008	2007	2006

Risk-free interest rate	4.50%	4.00%	4.00%
Dividend yield	.80%	.70%	.50%
Expected volatility of Cintas' common stock	30%	35%	35%
Expected life of the option in years	8.5	7.5	9.0

The risk-free interest rate is based on U.S. government issues with a remaining term equal to the expected life of the stock options. The determination of expected volatility is based on historical volatility of Cintas common stock over the period commensurate with the expected term of stock options, as well as other relevant factors. The weighted average expected term was determined based on the historical employee exercise behavior of the options. The weighted-average fair value of stock options granted during fiscal 2008, 2007 and 2006 was $15.89, $16.01 and $20.95, respectively.

The information presented in the following table relates primarily to stock options granted and outstanding under either the plan adopted in fiscal 2006 or under previously adopted plans:

	Shares	Weighted Average Exercise Price

Outstanding May 31, 2005 (3,086,485 shares exercisable)	6,441,885	$37.92
Granted	1,248,450	43.96
Cancelled	(637,502)	41.38
Exercised	(517,429)	20.86
Outstanding May 31, 2006 (2,718,180 shares exercisable)	6,535,404	40.08
Granted	1,226,855	38.05
Cancelled	(720,927)	41.47
Exercised	(392,728)	22.40
Outstanding May 31, 2007 (2,316,157 shares exercisable)	6,648,604	40.60
Granted	1,005,200	30.99
Cancelled	(745,197)	40.15
Exercised	(259,839)	24.07
Outstanding May 31, 2008 (2,041,837 shares exercisable)	6,648,768	$39.85

The intrinsic value of stock options exercised during fiscal 2008 was $3,671.  The total cash received from employees as a result of employee stock option exercises for the years ended May 31, 2008, 2007 and 2006 was $4,430, $5,023 and $7,680, respectively.

The fair value of stock options vested during fiscal 2008 is $2,069.

The following table summarizes the information related to stock options outstanding at May 31, 2008:

				Outstanding Options		Exercisable Options
Range of Exercise Prices			Number Outstanding	Average Remaining Option Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$27.85	–	$39.19	1,693,310	7.63	$32.28	260,575	$32.00
39.29	–	41.65	1,710,806	5.82	40.29	503,360	41.62
41.72	–	44.33	1,874,302	4.59	42.28	752,452	42.39
44.43	–	53.19	1,370,350	5.67	45.71	525,450	47.73
$27.85	–	$53.19	6,648,768	5.90	$39.85	2,041,837	$42.25

At May 31, 2008, the aggregate intrinsic value of stock options outstanding and exercisable was $25 and $0, respectively.

The weighted-average remaining contractual term of stock options exercisable is 2.9 years.

Restricted Stock Awards

Restricted stock awards will consist of Cintas’ common stock which is subject to such conditions, restrictions and limitations as the Compensation Committee of the Board of Directors determines to be appropriate.  The vesting period is generally three years after the grant date.  The recipient of restricted stock awards will have all rights of a shareholder of Cintas, including the right to vote and the right to receive cash dividends, during the vesting period.

The information presented in the following table relates to restricted stock awards granted and outstanding under the plan adopted in fiscal 2006:

	Shares	Weighted Average Fair Value

Outstanding, unvested grants at May 31, 2005	—	—
Granted	128,075	$36.08
Cancelled	—	—
Vested	—	—
Outstanding, unvested grants at May 31, 2006	128,075	36.08
Granted	251,011	38.11
Cancelled	(49,662)	37.92
Vested	—	—
Outstanding, unvested grants at May 31, 2007	329,424	37.35
Granted	240,086	30.05
Cancelled	(35,879)	38.16
Vested	—	—
Outstanding, unvested grants at May 31, 2008	533,631	$34.01

The remaining unrecognized compensation cost related to unvested stock options and restricted stock at May 31, 2008, was approximately $42,970, and the weighted-average period of time over which this cost will be recognized is 3.8 years.

Cintas reserves shares of common stock to satisfy share option exercises and/or future restricted stock grants.  At May 31, 2008, 12,622,773 shares of common stock are reserved for future issuance under the 2005 plan.

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

Cintas also is a defendant in a purported class action lawsuit, Mirna E. Serrano, et al. v. Cintas Corporation (Serrano), filed on May 10, 2004, and pending in the United States District Court, Eastern District of Michigan, Southern Division.  The Serrano plaintiffs allege that Cintas discriminated against women in hiring into various service sales representative positions across all divisions of Cintas.  On November 15, 2005, the Equal Employment Opportunity Commission (EEOC) intervened in the Serrano lawsuit.  The Serrano plaintiffs seek injunctive relief, compensatory damages, punitive damages, attorneys’ fees and other remedies.  Cintas is a defendant in another purported class action lawsuit, Blanca Nelly Avalos, et al. v. Cintas Corporation (Avalos), currently pending in the United States District Court, Eastern District of Michigan, Southern Division.  Ms. Avalos’ claims have been dismissed, but her putative class complaint remains pending.  The Avalos plaintiffs allege that Cintas discriminated against women, African-Americans and Hispanics in hiring into various service sales representative positions in Cintas’ Rental division only throughout the United States.  The Avalos plaintiffs seek injunctive relief, compensatory damages, punitive damages, attorneys’ fees and other remedies.  The claims in Avalos originally were brought in the previously disclosed lawsuit captioned Robert Ramirez, et al. v. Cintas Corporation (Ramirez), filed on January 20, 2004, in the United States District Court, Northern District of California, San Francisco Division.  On April 27, 2005, the EEOC intervened in the claims asserted in Ramirez.  On May 11, 2006, the Ramirez and Avalos African-American, Hispanic and female failure to hire into service sales representative positions claims and the EEOC's intervention were consolidated for pretrial purposes with the Serrano case and transferred to the United States District Court for the Eastern District of Michigan, Southern Division.  The consolidated case is known as Mirna E. Serrano/Blanca Nelly Avalos, et al. v. Cintas Corporation (Serrano/Avalos), and remains pending in the United States District Court, Eastern District of Michigan, Southern Division.  No filings or determinations have been made in Serrano/Avalos as to class certification.  There can be no assurance as to whether a class will be certified or, if a class is certified, as to the geographic or other scope of such class.  The non-service sales representative hiring claims in the previously disclosed Ramirez case that have not been dismissed remain pending in the Northern District of California, San Francisco Division, but were ordered to arbitration and stayed pending the completion of arbitration.  The Ramirez purported class action claims currently in arbitration include allegations that Cintas failed to promote Hispanics into supervisory positions, discriminated against African-Americans and Hispanics in service sales representative route assignments and discriminated against African-Americans in hourly pay in Cintas’ Rental division only throughout the United States.  The Ramirez plaintiffs seek injunctive relief, compensatory damages, punitive damages, attorneys’ fees and other remedies.  No filings or determinations have been made in Ramirez as to class certification.  There can be no assurance as to whether a class will be certified or, if a class is certified, as to the geographic or other scope of such class.  On February 24, 2006, a motion to intervene in Serrano was filed by intervening plaintiffs Colleen Grindle, et al., on behalf of a subclass of female employees at Cintas’ Perrysburg, Ohio rental location who allegedly were denied hire, promotion or transfer to service sales representative positions.  On March 24, 2006, the plaintiffs Colleen Grindle, et al., withdrew their motion to intervene without prejudice.  On February 20, 2007, the plaintiffs Colleen Grindle, et al., filed a separate lawsuit in the Court of Common Pleas, Wood County, Ohio, captioned Colleen Grindle, et al. v. Cintas Corporation (Grindle), on behalf of a class of female employees at Cintas’ Perrysburg, Ohio location who allegedly were denied hire, promotion or transfer to service sales representative positions on the basis of their gender.  The Grindle plaintiffs seek injunctive relief, compensatory damages, punitive damages, attorneys’ fees and other remedies.  The Grindle case is stayed pending the class certification proceedings in Serrano.  No filings or determinations have been made in Grindle as to class certification.  There can be no assurance as to whether a class will be certified or, if a class is certified, as to the geographic or other scope of such class.  In addition, a class action lawsuit, Larry Houston, et al. v. Cintas Corporation (Houston), was filed on August 3, 2005, in the United States District Court for the Northern District of California on behalf of African-American managers alleging racial discrimination.  On November 22, 2005, the court entered an order requiring the named plaintiffs in the Houston lawsuit to arbitrate all of their claims for monetary damages.

On July 17, 2008, Manville Personal Injury Settlement Trust filed a purported shareholder derivative lawsuit in the Court of Common Pleas, Hamilton County, Ohio, captioned Manville Personal Injury Settlement Trust v. Richard T. Farmer, et. al., A0806822 against certain directors and officers, alleging that they breached their fiduciary duties to the Company by consciously failing to cause Cintas to comply with worker safety and employment-related laws and regulations.  The Company is named as a nominal defendant in the case.  The complaint contends that, as a consequence of such alleged breach of duty, the Company suffered substantial monetary losses and other injuries and seeks, among other things, an award of compensatory damages, other non-monetary remedies and expenses.

The litigation discussed above, if decided or settled adversely to Cintas, may, individually or in the aggregate, result in liability material to Cintas’ financial condition or results of operations and could increase costs of operations on an on-going basis.  Any estimated liability relating to these proceedings is not determinable at this time.  Cintas may enter into discussions regarding settlement of these and other lawsuits, and may enter into settlement agreements if it believes such settlement is in the best interest of Cintas’ shareholders.

Cintas is subject to various environmental laws and regulations, as are other companies in the uniform rental industry.  While environmental compliance is not a material component of our costs, Cintas must incur capital expenditures and associated operating costs, primarily for water treatment and waste removal, on a regular basis.  Environmental spending related to water treatment and waste removal was approximately $17 million in fiscal 2008 and approximately $16 million in fiscal 2007.  Capital expenditures to limit or monitor hazardous substances were approximately $4 million in fiscal 2008 and approximately $2 million in fiscal 2007.  Cintas does not expect a material change in the cost of environmental compliance on a percent to revenue basis and is not aware of any material non-compliance with environmental laws.

13.           Operating Segment Information

Cintas historically classified its businesses into two operating segments, Rentals and Other Services.  The Rentals operating segment reflects the rental and servicing of uniforms and other garments, mats, mops and shop towels.  In addition to these rental items, restroom and hygiene products and services are also provided within this operating segment.  Effective June 1, 2007, this operating segment has been renamed Rental Uniforms and Ancillary Products.

The Other Services operating segment historically consisted of the direct sale of uniforms and related items, first aid, safety and fire protection products and services, document management services and branded promotional products.  Effective June 1, 2007, the Other Services operating segment was separated into three reportable operating segments – Uniform Direct Sales operating segment, First Aid, Safety and Fire Protection Services operating segment and Document Management Services operating segment.  This change provides more visibility to these operating segments as they continue to grow and have a larger impact on Cintas’ consolidated results.  The Uniform Direct Sales operating segment consists of the direct sale of uniforms and related items and branded promotional products.  The First Aid, Safety and Fire Protection Services operating segment consists of first aid, safety and fire protection products and services.  The Document Management Services operating segment consists of document shredding and document storage services.

Cintas evaluates the performance of each operating segment based on several factors of which the primary financial measures are operating segment revenue and income before income taxes.  The accounting policies of the operating segments are the same as those described in Note 1 entitled Significant Accounting Policies.  Information as to the operations of Cintas’ operating segments is set forth below.  The information for the years ended May 31, 2007 and 2006, have been restated to reflect the changes in the reportable operating segments described above.

	Rental Uniforms & Ancillary Products	Uniform Direct Sales	First Aid, Safety & Fire Protection	Document Management	Corporate	Total
May 31, 2008
Revenue	$2,834,568	$517,490	$403,552	$182,290	$—	$3,937,900

Gross margin	$1,252,951	$168,210	$160,823	$99,616	$—	$1,681,600
Selling and admin. expenses	801,691	103,444	125,185	73,825	—	1,104,145
Interest income	—	—	—	—	(6,072)	(6,072)
Interest expense	—	—	—	—	52,823	52,823
Income before income taxes	$451,260	$64,766	$35,638	$25,791	$(46,751)	$530,704
Depreciation and amortization	$139,781	$7,072	$17,483	$27,567	$—	$191,903
Capital expenditures	$140,838	$6,454	$12,043	$30,998	$—	$190,333
Total assets	$2,620,138	$205,638	$345,479	$445,651	$191,695	$3,808,601

May 31, 2007
Revenue	$2,734,629	$501,443	$362,417	$108,411	$—	$3,706,900

Gross margin	$1,219,444	$160,676	$144,439	$56,796	$—	$1,581,355
Selling and admin. expenses	757,058	97,361	106,171	49,592	(6,224)	1,003,958
Interest income	—	—	—	—	(6,480)	(6,480)
Interest expense	—	—	—	—	50,324	50,324
Income before income taxes	$462,386	$63,315	$38,268	$7,204	$(37,620)	$533,553
Depreciation and amortization	$135,207	$6,548	$14,943	$19,228	$—	$175,926
Capital expenditures	$132,857	$7,955	$11,384	$28,628	$—	$180,824
Total assets	$2,567,070	$183,373	$330,735	$333,889	$155,413	$3,570,480

May 31, 2006
Revenue	$2,568,776	$484,934	$285,348	$64,550	$—	$3,403,608

Gross margin	$1,161,947	$145,837	$113,142	$33,866	$—	$1,454,792
Selling and admin. expenses	693,579	104,672	82,259	31,240	—	911,750
Interest income	—	—	—	—	(6,759)	(6,759)
Interest expense	—	—	—	—	31,782	31,782
Income before income taxes	$468,368	$41,165	$30,883	$2,626	$(25,023)	$518,019
Depreciation and amortization	$130,327	$6,396	$11,383	$12,547	$—	$160,653
Capital expenditures	$125,290	$8,163	$11,272	$11,907	$—	$156,632
Total assets	$2,530,685	$162,456	$285,378	$205,265	$241,453	$3,425,237

14.	Quarterly Financial Data (Unaudited)

The following is a summary of the results of operations for each of the quarters within the years ended May 31, 2008 and 2007:

May 31, 2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue	$969,128	$983,865	$975,952	$1,008,955
Gross margin	$417,372	$420,568	$411,225	$432,435
Net income	$81,063	$82,853	$81,828	$89,661
Basic earnings per share	$.51	$.53	$.53	$.58
Diluted earnings per share	$.51	$.53	$.53	$.58
Weighted average number of shares outstanding (000's)	158,771	156,563	153,679	153,686

May 31, 2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue	$914,161	$923,266	$905,398	$964,075
Gross margin	$390,481	$391,073	$385,827	$413,974
Net income	$84,962	$82,527	$76,727	$90,322
Basic earnings per share	$.53	$.51	$.48	$.57
Diluted earnings per share	$.53	$.51	$.48	$.57
Weighted average number of shares outstanding (000's)	160,770	160,312	159,311	158,657

15.	Supplemental Guarantor Information

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

Condensed consolidating financial statements for Cintas, Corp. 2, the subsidiary guarantors and non-guarantors are presented on the following pages:

Condensed Consolidating Income Statement

Year Ended May 31, 2008	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non-Guarantors	Eliminations	Cintas Corporation Consolidated
Revenue:
Rental uniforms and ancillary products	$—	$2,055,690	$578,426	$201,563	$(1,111)	$2,834,568
Other services	—	1,418,410	536,881	67,212	(919,171)	1,103,332
Equity in net income of affiliates	335,405	—	—	—	(335,405)	—
	335,405	3,474,100	1,115,307	268,775	(1,255,687)	3,937,900

Costs and expenses (income):
Cost of rental uniforms and ancillary products	—	1,259,752	372,225	118,443	(168,802)	1,581,618
Cost of other services	—	928,597	456,758	41,992	(752,665)	674,682
Selling and administrative expenses	—	1,078,047	(27,702)	58,176	(4,376)	1,104,145

Operating income	335,405	207,704	314,026	50,164	(329,844)	577,455

Interest income	—	—	(1,450)	(4,622)	—	(6,072)
Interest expense (income)	—	54,144	(7,106)	5,785	—	52,823

Income before income taxes	335,405	153,560	322,582	49,001	(329,844)	530,704
Income taxes	—	57,504	120,798	16,997	—	195,299
Net income	$335,405	$96,056	$201,784	$32,004	$(329,844)	$335,405

Condensed Consolidating Income Statement

Year Ended May 31, 2007	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non-Guarantors	Eliminations	Cintas Corporation Consolidated
Revenue:
Rental uniforms and ancillary products	$—	$2,009,095	$554,595	$171,634	$(695)	$2,734,629
Other services	—	1,337,319	543,535	57,625	(966,208)	972,271
Equity in net income of affiliates	334,538	—	—	—	(334,538)	—
	334,538	3,346,414	1,098,130	229,259	(1,301,441)	3,706,900

Costs and expenses (income):
Cost of rental uniforms and ancillary poducts	—	1,249,798	333,004	102,133	(169,750)	1,515,185
Cost of other services	—	1,015,381	352,099	35,424	(792,544)	610,360
Selling and administrative expenses	—	891,836	70,341	48,817	(7,036)	1,003,958

Operating income	334,538	189,399	342,686	42,885	(332,111)	577,397

Interest income	—	(2,628)	(528)	(3,324)	—	(6,480)
Interest expense (income)	—	50,981	(6,307)	5,650	—	50,324

Income before income taxes	334,538	141,046	349,521	40,559	(332,111)	533,553
Income taxes	—	52,853	130,972	15,190	—	199,015
Net income	$334,538	$88,193	$218,549	$25,369	$(332,111)	$334,538

Condensed Consolidating Income Statement

Year Ended May 31, 2006	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non-Guarantors	Eliminations	Cintas Corporation Consolidated
Revenue:
Rental uniforms and ancillary products	$—	$1,887,625	$524,556	$157,124	$(529)	$2,568,776
Other services	—	1,154,847	434,851	54,812	(809,678)	834,832
Equity in net income of affiliates	323,382	—	—	—	(323,382)	—
	323,382	3,042,472	959,407	211,936	(1,133,589)	3,403,608

Costs and expenses (income):
Cost of rental uniforms and ancillary products	—	1,162,222	324,602	92,753	(172,748)	1,406,829
Cost of other services	—	870,532	284,310	35,082	(647,937)	541,987
Selling and administrative expenses	—	838,556	26,580	45,922	692	911,750

Operating income	323,382	171,162	323,915	38,179	(313,596)	543,042

Interest income	—	(4,721)	(366)	(1,672)	—	(6,759)
Interest expense (income)	—	32,323	(4,864)	4,323	—	31,782

Income before income taxes	323,382	143,560	329,145	35,528	(313,596)	518,019
Income taxes	—	55,395	127,005	12,237	—	194,637
Net income	$323,382	$88,165	$202,140	$23,291	$(313,596)	$323,382

Condensed Consolidating Balance Sheet

As of May 31, 2008	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non-Guarantors	Eliminations	Cintas Corporation Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$36,627	$7,851	$21,746	$—	$66,224
Marketable securities	—	—	—	125,471	—	125,471
Accounts receivable, net	—	312,424	119,592	29,329	(31,267)	430,078
Inventories, net	—	218,109	18,349	8,928	(6,717)	238,669
Uniforms and other rental items in service	—	288,097	85,753	24,319	(27,753)	370,416
Deferred tax asset	—	—	41,664	(2,254)	—	39,410
Prepaid expenses	—	5,038	5,876	1,154	—	12,068
Total current assets	—	860,295	279,085	208,693	(65,737)	1,282,336

Property and equipment, at cost, net	—	675,559	236,519	62,497	—	974,575
Goodwill	—	—	1,279,819	35,750	—	1,315,569
Service contracts, net	—	145,115	2,612	5,030	—	152,757
Other assets, net	1,736,604	1,601,661	1,758,268	369,232	(5,382,401)	83,364
	$1,736,604	$3,282,630	$3,556,303	$681,202	$(5,448,138)	$3,808,601

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$(465,247)	$289,695	$255,399	$(3,668)	$18,576	$94,755
Accrued compensation and related liabilities	—	29,869	18,210	2,526	—	50,605
Accrued liabilities	—	54,113	146,669	8,063	(920)	207,925
Current income taxes	—	(75)	12,686	276	—	12,887
Long-term debt due within one year	—	698	574	—	(202)	1,070
Total current liabilities	(465,247)	374,300	433,538	7,197	17,454	367,242

Long-term liabilities:
Long-term debt due after one year	—	952,595	893	27,213	(37,965)	942,736
Deferred income taxes	—	—	118,479	5,705	—	124,184
Accrued liabilities	—	—	120,308	—	—	120,308
Total long-term liabilities	—	952,595	239,680	32,918	(37,965)	1,187,228
Total shareholders' equity	2,201,851	1,955,735	2,883,085	641,087	(5,427,627)	2,254,131
	$1,736,604	$3,282,630	$3,556,303	$681,202	$(5,448,138)	$3,808,601

Condensed Consolidating Balance Sheet

As of May 31, 2007	Cintas Corporation	Corp. 2	Effect of Legal Restructure*	Subsidiary Guarantors	Non-Guarantors	Eliminations	Cintas Corporation Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$1,327	$32,622	$(24,835)	$26,246	$—	$35,360
Marketable securities	—	36,664	(36,664)	36,664	83,389	—	120,053
Accounts receivable, net	—	271,868	26,974	109,375	24,252	(23,599)	408,870
Inventories, net	—	204,164	4,032	23,350	7,775	(7,580)	231,741
Uniforms and other rental items in service	—	273,246	33	82,621	21,482	(32,451)	344,931
Prepaid expenses	—	11,486	(6,115)	9,506	904	—	15,781
Total current assets	—	798,755	20,882	236,681	164,048	(63,630)	1,156,736

Property and equipment, at cost, net	—	619,691	25,787	218,903	55,862	—	920,243
Goodwill	—	347,516	(347,516)	1,223,896	21,981	—	1,245,877
Service contracts, net	—	102,574	60,387	3,724	4,676	—	171,361
Other assets, net	1,665,370	72,191	10,721	1,363,667	194,142	(3,229,828)	76,263
	$1,665,370	$1,940,727	$(229,739)	$3,046,871	$440,709	$(3,293,458)	$3,570,480

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$(465,247)	$(423,711)	$(1,387,144)	$2,312,352	$1,926	$26,446	$64,622
Accrued compensation and related liabilities	—	42,152	5,478	12,189	3,007	—	62,826
Accrued liabilities	—	196,158	(151,805)	150,790	6,477	(934)	200,686
Current income taxes	—	586	(23)	16,206	1,815	—	18,584
Deferred income taxes	—	—	—	50,237	1,942	—	52,179
Long-term debt due within one year	—	3,228	222,586	(221,486)	—	(187)	4,141
Total current liabilities	(465,247)	(181,587)	(1,310,908)	2,320,288	15,167	25,325	403,038

Long-term debt due after one year	—	882,921	(221,352)	159,255	92,448	(36,198)	877,074
Deferred income taxes	—	—	—	117,485	5,145	—	122,630
Total shareholders' equity	2,130,617	1,239,393	1,302,521	449,843	327,949	(3,282,585)	2,167,738
	$1,665,370	$1,940,727	$(229,739)	$3,046,871	$440,709	$(3,293,458)	$3,570,480

* The amounts in this column represent the net transfer of balances between subsidiary guarantors and Corp. 2 caused by the legal restructure as described above.  The subsidiary guarantor column has been changed to reflect the new legal structure as of June 1, 2007.  The combination of the Corp. 2 amounts and this column represents the restructured Corp. 2 as of June 1, 2007.

Condensed Consolidating Statement of Cash Flows

Year Ended May 31, 2008	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated
Cash flows from operating activities:
Net income	$335,405	$96,056	$201,784	$32,004	$(329,844)	$335,405
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	—	97,251	42,730	8,585	—	148,566
Amortization of deferred charges	—	39,762	1,303	2,272	—	43,337
Stock-based compensation	7,456	—	—	—	—	7,456
Deferred income taxes	—	—	1,380	283	—	1,663
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable	—	(9,775)	(10,217)	(2,615)	7,668	(14,939)
Inventories	—	(9,703)	5,053	(587)	(863)	(6,100)
Uniforms and other rental items in service	—	(14,818)	(3,183)	(1,155)	(4,698)	(23,854)
Prepaid expenses	—	325	3,630	(125)	—	3,830
Accounts payable	—	2,160,426	(2,139,010)	17,021	(7,870)	30,567
Accrued compensation and related liabilities	—	(17,761)	6,021	(690)	—	(12,430)
Accrued liabilities and other	—	20,634	(752)	2,305	14	22,201
Income taxes payable	—	(638)	11,122	(1,643)	—	8,841

Net cash provided by (used in) operating activities	342,861	2,361,759	(1,880,139)	55,655	(335,593)	544,543

Cash flows from investing activities:
Capital expenditures	—	(121,962)	(60,818)	(7,553)	—	(190,333)
Proceeds from sale or redemption of marketable securities	—	—	37,663	8,128	—	45,791
Purchase of marketable securities and investments	—	(1,523,625)	(377,963)	(42,921)	1,890,011	(54,498)
Acquisitions of businesses, net of cash acquired	—	(93,773)	(41)	(17,721)	—	(111,535)
Other	(84,965)	(678,313)	2,315,520	(6)	(1,552,636)	(400)

Net cash (used in) provided by investing activities	(84,965)	(2,417,673)	1,914,361	(60,073)	337,375	(310,975)

Cash flows from financing activities:
Proceeds from issuance of debt	—	295,000	—	—	—	295,000
Repayment of debt	—	(229,090)	(1,537)	—	(1,782)	(232,409)
Stock options exercised	8,371	—	—	—	—	8,371
Dividends paid	(70,831)	—	—	—	—	(70,831)
Repurchase of common stock	(191,479)	—	—	—	—	(191,479)
Other	(3,957)	(7,318)	—	(81)	—	(11,356)

Net cash (used in) provided by financing activities	(257,896)	58,592	(1,537)	(81)	(1,782)	(202,704)

Net increase (decrease) in cash and cash equivalents	—	2,678	32,685	(4,499)	—	30,864
Cash and cash equivalents at beginning of period	—	33,949	(24,834)	26,245	—	35,360
Cash and cash equivalents at end of period	$—	$36,627	$7,851	$21,746	$—	$66,224

Condensed Consolidating Statement of Cash Flows

Year Ended May 31, 2007	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated
Cash flows from operating activities:
Net income	$334,538	$88,193	$218,549	$25,369	$(332,111)	$334,538
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	—	96,145	32,371	6,665	—	135,181
Amortization of deferred charges	—	23,349	15,079	2,317	—	40,745
Stock-based compensation	4,500	—	—	—	—	4,500
Deferred income taxes	—	(10,263)	9,072	859	—	(332)
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable	—	(13,456)	(7,148)	(2,237)	11,381	(11,460)
Inventories	—	(31,593)	1,328	712	(2,537)	(32,090)
Uniforms and other rental items in service	—	(1,049)	(5,192)	(836)	109	(6,968)
Prepaid expenses	—	(3,229)	(845)	(428)	—	(4,502)
Accounts payable	—	(210,868)	199,229	15,552	(11,567)	(7,654)
Accrued compensation and related liabilities	—	7,356	5,016	228	—	12,600
Accrued liabilities	—	5,429	3,859	678	15	9,981
Income taxes payable	—	(3,495)	(21,173)	(480)	—	(25,148)

Net cash provided by (used in) operating activities	339,038	(53,481)	450,145	48,399	(334,710)	449,391

Cash flows from investing activities:
Capital expenditures	—	(106,396)	(63,606)	(10,822)	—	(180,824)
Proceeds from sale or redemption of marketable securities	—	120,365	—	(2,191)	—	118,174
Purchase of marketable securities and investments	—	(12,247)	(17,346)	(30,051)	11,129	(48,515)
Acquisitions of businesses, net of cash acquired	—	(81,212)	(79,192)	(303)	—	(160,707)
Other	(82,809)	49,477	(292,970)	325	324,141	(1,836)

Net cash (used in) provided by investing activities	(82,809)	(30,013)	(453,114)	(43,042)	335,270	(273,708)

Cash flows from financing activities:
Proceeds from issuance of debt	—	250,000	2,460	—	—	252,460
Repayment of debt	—	(169,049)	(378)	—	(560)	(169,987)
Stock options exercised	10,863	—	—	—	—	10,863
Dividends paid	(61,996)	—	—	—	—	(61,996)
Repurchase of common stock	(198,949)	—	—	—	—	(198,949)
Other	(6,147)	(5,591)	—	110	—	(11,628)

Net cash (used in) provided by financing activities	(256,229)	75,360	2,082	110	(560)	(179,237)

Net (decrease) increase in cash and cash equivalents	—	(8,134)	(887)	5,467	—	(3,554)
Cash and cash equivalents at beginning of period	—	9,461	8,674	20,779	—	38,914
Cash and cash equivalents at end of period	$—	$1,327	$7,787	$26,246	$—	$35,360

Condensed Consolidating Statement of Cash Flows

Year Ended May 31, 2006	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated
Cash flows from operating activities:
Net income	$323,382	$88,165	$202,140	$23,291	$(313,596)	$323,382
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	—	91,528	29,220	6,369	—	127,117
Amortization of deferred charges	—	18,611	12,115	2,810	—	33,536
Stock-based compensation	4,725	—	—	—	—	4,725
Deferred income taxes	—	41	(484)	391	—	(52)
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable	—	(9,074)	(22,532)	(12,376)	(172)	(44,154)
Inventories	—	28,804	(1,688)	831	(5,914)	22,033
Uniforms and other rental items in service	—	(16,621)	(2,749)	(3,412)	(3,901)	(26,683)
Prepaid expenses	—	(1,901)	(537)	133	—	(2,305)
Accounts payable	—	(294,789)	311,988	(14,870)	—	2,329
Accrued compensation and related liabilities	—	6,509	4,128	787	—	11,424
Accrued liabilities	—	(6,848)	2,902	2,028	13	(1,905)
Income taxes payable	—	4,721	5,871	957	29	11,578

Net cash provided by (used in) operating activities	328,107	(90,854)	540,374	6,939	(323,541)	461,025

Cash flows from investing activities:
Capital expenditures	—	(79,858)	(60,271)	(16,503)	—	(156,632)
Proceeds from sale or redemption of marketable securities	—	70,772	—	16,705	—	87,477
Purchase of marketable securities and investments	—	(10,266)	(19,489)	(34,119)	31,942	(31,932)
Acquisitions of businesses, net of cash acquired	—	(231,896)	(109,312)	(5,155)	—	(346,363)
Other	44,523	11,108	(346,339)	3,671	294,441	7,404

Net cash provided by (used in) investing activities	44,523	(240,140)	(535,411)	(35,401)	326,383	(440,046)

Cash flows from financing activities:
Proceeds from issuance of debt	—	333,500	—	—	—	333,500
Repayment of debt	—	(6,594)	(8,859)	10,992	(2,842)	(7,303)
Stock options exercised	14,402	—	—	—	—	14,402
Dividends paid	(58,823)	—	—	—	—	(58,823)
Repurchase of common stock	(323,409)	—	—	—	—	(323,409)
Other	(4,800)	290	—	20,882	—	16,372

Net cash (used in) provided by financing activities	(372,630)	327,196	(8,859)	31,874	(2,842)	(25,261)

Net (decrease) increase in cash and cash equivalents	—	(3,798)	(3,896)	3,412	—	(4,282)
Cash and cash equivalents at beginning of period	—	13,259	12,570	17,367	—	43,196
Cash and cash equivalents at end of period	$—	$9,461	$8,674	$20,779	$—	$38,914

Item 9.  Changes in and Disagreements with
Accountants on Accounting and Financial Disclosure

Nothing to report.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

With the participation of Cintas’ management, including Cintas’ Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, Cintas has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of May 31, 2008.  Based on such evaluation, Cintas’ management, including Cintas’ Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, have concluded that Cintas’ disclosure controls and procedures were effective as of May 31, 2008, in ensuring (i) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is accumulated and communicated to Cintas’ management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in Cintas’ internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended May 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. See “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” in Item 8 preceding Cintas’ financial statements.

Item 9B.  Other Information

Nothing to report.

Part III

Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference to the Registrant's Proxy Statement for its 2008 Annual Shareholders' Meeting to be filed with the Commission pursuant to Regulation 14A.

The information called for by Item 12 relating to "Securities Authorized for Issuance under Equity Compensation Plans" is set forth in the table below:

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

Plan category	Number of shares to be issued upon exercise of outstanding options (1)	Weighted average exercise price of outstanding options (1)	Number of shares remaining available for future issuance under equity compensation plans

Equity compensation plans approved by shareholders	6,648,768	$39.85	12,622,773

Equity compensation plans not approved by shareholders	—	—	—
Total	6,648,768	$39.85	12,622,773

(1) Excludes 533,631 unvested restricted stock units.

Part IV

Item 15.  Exhibits and Financial Statement Schedules

(a) (1)
Financial Statements.  All financial statements required to be filed by Item 8 of this Form and included in this report are listed in Item 8.  No additional financial statements are filed because the requirements for paragraph (d) under Item 14 are not applicable to Cintas.

(a) (2)	Financial Statement Schedule:

For each of the three years in the period ended May 31, 2008.

Schedule II: Valuation and Qualifying Accounts and Reserves.

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto.

(a) (3)	Exhibits.

Exhibit Number	Description of Exhibit
3.1	Restated Articles of Incorporation, as amended (Incorporated by reference to Exhibit 4.1 to Cintas' Form S-3 Registration Statement filed on December 3, 2007.)

3.2	Amended and Restated By-laws (Incorporated by reference to Cintas’ Form 8-K dated March 8, 2007.)

4.1
Indenture dated as of May 28, 2002, among Cintas Corporation No. 2, as issuer, Cintas Corporation, as parent guarantor, the subsidiary guarantors thereto and Wachovia Bank, National Association, as trustee (Incorporated by reference to Cintas’ Form 10-Q for the quarter ended February 28, 2005.)

4.2	Form of 5-1/8% Senior Note due 2007 (Incorporated by reference to Cintas’ Form 10-Q for the quarter ended February 28, 2005.)

4.3	Form of 6% Senior Note due 2012 (Incorporated by reference to Cintas’ Form 10-Q for the quarter ended February 28, 2005.)

4.4	Form of 6.15% Senior Note due 2036 (Incorporated by reference to Cintas’ Form 8-K dated August 17, 2006.)

10.1*	Incentive Stock Option Plan (Incorporated by reference to Cintas’ Registration Statement No. 33-23228 on Form S-8 filed under the Securities Act of 1933.)

10.2*	Partners' Plan, as Amended (Incorporated by reference to Cintas’ Registration Statement No. 33-56623 on Form S-8 filed under the Securities Act of 1933.)

10.10*	1999 Cintas Corporation Stock Option Plan (Incorporated by reference to Cintas’ Form 10-Q for the quarter ended November 30, 2000.)

10.11*	Directors’ Deferred Compensation Plan (Incorporated by reference to Cintas’ Form 10-Q for the quarter ended November 30, 2001.)

10.16*	Amended and Restated 2003 Directors’ Stock Option Plan (Incorporated by reference to Cintas’ Form 10-K dated May 31, 2004.)

10.17*
Form of agreement signed by Officers, General/Branch Managers, Professionals and Key Managers, including Executive Officers (Incorporated by reference to Cintas’ Form 10-Q for the quarter ended February 28, 2005.)

10.18*	President and CEO Executive Compensation Plan (Incorporated by reference to Cintas’ Form 10-K dated May 31, 2005.)

10.19*	2006 Executive Incentive Plan (Incorporated by reference to Cintas’ Form 10-K dated May 31, 2005.)

10.20*	2005 Equity Compensation Plan (Incorporated by reference to Cintas’ Registration Statement No. 333-131375 on Form S-8 filed under the Securities Act of 1933.)

10.21*	Criteria for Performance Evaluation of the President and CEO (Incorporated by reference to Cintas’ Form 10-K dated May 31, 2006.)

10.22*	2007 Executive Incentive Plan (Incorporated by reference to Cintas’ Form 10-K dated May 31, 2006.)

14	Code of Ethics (Incorporated by reference to Cintas’ Form 10-K dated May 31, 2004.)

21**	Subsidiaries of the Registrant

23**	Consent of Independent Registered Public Accounting Firm

31.1**	Certification of Principal Executive Officer, Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934

31.2**	Certification of Principal Financial Officer, Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934

32.1**	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. § 1350

32.2**	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. § 1350

*	Management compensatory contracts

**	Filed herewith

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

DATE SIGNED: July 30, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Richard T. Farmer	Chairman of the Board of Directors	July 30, 2008
Richard T. Farmer

/s/ Robert J. Kohlhepp	Vice Chairman of the Board of Directors	July 30, 2008
Robert J. Kohlhepp

/s/ Scott D. Farmer	Chief Executive Officer, President and Director	July 30, 2008
Scott D. Farmer

/s/ Paul R. Carter	Director	July 30, 2008
Paul R. Carter

/s/ Ronald W. Tysoe	Director	July 30, 2008
Ronald W. Tysoe

/s/ David C. Phillips	Director	July 30, 2008
David C. Phillips

/s/ William C. Gale	Senior Vice President and Chief Financial Officer	July 30, 2008
William C. Gale	(Principal Financial and Accounting Officer)

Cintas Corporation
Schedule II - Valuation and Qualifying Accounts and Reserves

		Additions
(In thousands)	Balance at Beginning of Year	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts	(3) Deductions	Balance at End of Year
Allowance for Doubtful Accounts
May 31, 2006	$9,891	$8,598	$2,498	$5,468	$15,519
May 31, 2007	$15,519	$3,325	$341	$4,699	$14,486
May 31, 2008	$14,486	$4,530	$127	$6,004	$13,139
Reserve for Obsolete Inventory
May 31, 2006	$25,288	$4,518	$3,213	$8,572	$24,447
May 31, 2007	$24,447	$2,559	$1,084	$5,184	$22,906
May 31, 2008	$22,906	$1,431	$751	$4,428	$20,660

(1)
Represents amounts charged to expense to increase reserve for estimated future bad debts or to increase reserve for obsolete inventory.  Amounts related to inventory are computed by performing a thorough analysis of future marketability by specific inventory item.

(2)	Represents a change in the appropriate balance sheet reserve due to acquisitions during the respective period.
(3)
Represents reductions in the balance sheet reserve due to the actual write-off of non-collectible accounts receivable or the physical disposal of obsolete inventory items.  These amounts do not impact Cintas’ consolidated income statement.