Form 10-Q
period 2008-08-31
CINTAS CORP
filed 2008-10-07
CIK 723254

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

        ( X )             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended August 31, 2008

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

Large Accelerated Filer ☑	Accelerated Filer ☐	Smaller Reporting Company ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No    ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding September 30, 2008
Common Stock, no par value	152,788,444

CINTAS CORPORATION
TABLE OF CONTENTS

CINTAS CORPORATION
ITEM 1. FINANCIAL STATEMENTS.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
(In thousands except per share data)

	Three Months Ended August 31,
	2008	2007

Revenue:
Rental uniforms and ancillary products	$721,373	$710,354
Other services	280,806	258,774
	1,002,179	969,128

Costs and expenses (income):
Cost of rental uniforms and ancillary products	407,290	391,490
Cost of other services	169,806	160,266
Selling and administrative expenses	287,295	276,710

Operating income	137,788	140,662

Interest income	(1,065)	(1,462)
Interest expense	13,031	12,837

Income before income taxes	125,822	129,287

Income taxes	47,186	48,224

Net income	$78,636	$81,063

Basic earnings per share	$0.51	$0.51

Diluted earnings per share	$0.51	$0.51

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
 (In thousands except share data)

		August 31, 2008	May 31, 2008
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents		$58,243	$66,224
Marketable securities		122,652	125,471
Accounts receivable, net		431,681	430,078
Inventories, net		242,094	238,669
Uniforms and other rental items in service		373,241	370,416
Deferred income tax asset		40,656	39,410
Prepaid expenses		18,381	12,068

Total current assets		1,286,948	1,282,336

Property and equipment, at cost, net		987,582	974,575

Goodwill		1,320,501	1,315,569
Service contracts, net		146,197	152,757
Other assets, net		85,371	83,364

		$3,826,599	$3,808,601

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable		$87,418	$94,755
Accrued compensation and related liabilities		33,778	50,605
Accrued liabilities		176,053	207,925
Current income taxes payable		45,657	12,887
Long-term debt due within one year		957	1,070

Total current liabilities		343,863	367,242

Long-term liabilities:
Long-term debt due after one year		949,588	942,736
Deferred income taxes		123,425	124,184
Accrued liabilities		118,872	120,308

Total long-term liabilities		1,191,885	1,187,228

Shareholders' equity:
Preferred stock, no par value:
100,000 shares authorized, none outstanding		----	----
Common stock, no par value:
425,000,000 shares authorized,
FY 2009:	173,083,426 issued and 152,788,444 outstanding
FY 2008:	173,083,426 issued and 153,691,103 outstanding	129,182	129,182
Paid-in capital		63,943	60,408
Retained earnings		2,862,938	2,784,302
Treasury stock:
FY 2009:	20,294,982 shares	(797,888)	(772,041)
FY 2008:	19,392,323 shares
Other accumulated comprehensive income		32,676	52,280
Total shareholders' equity		2,290,851	2,254,131
		$3,826,599	$3,808,601
See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended August 31,
	2008	2007
Cash flows from operating activities:

Net income	$78,636	$81,063
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	39,040	35,636
Amortization of deferred charges	10,845	10,586
Stock-based compensation	3,535	2,132
Deferred income taxes	(1,482)	17,418
Change in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(3,369)	644
Inventories, net	(3,795)	(4,293)
Uniforms and other rental items in service	(4,437)	(7,128)
Prepaid expenses	(6,332)	(2,117)
Accounts payable	(7,567)	5,435
Accrued compensation and related liabilities	(16,696)	(28,386)
Accrued liabilities and other	(32,758)	(77,926)
Income taxes payable	32,718	24,001
Net cash provided by operating activities	88,338	57,065

Cash flows from investing activities:

Capital expenditures	(54,461)	(45,344)
Proceeds from sale or redemption of marketable securities	171	29,156
Purchase of marketable securities and investments	(10,379)	(6,237)
Acquisitions of businesses, net of cash acquired	(12,106)	(32,630)
Other	627	177
Net cash used in investing activities	(76,148)	(54,878)

Cash flows from financing activities:

Proceeds from issuance of debt	7,000	224,750
Repayment of debt	(261)	(225,282)
Stock options exercised	----	7,230
Repurchase of common stock	(25,847)	----
Other	287	(3,465)
Net cash (used in) provided by financing activities	(18,821)	3,233

Effect of exchange rate changes on cash and cash equivalents	(1,350)	61

Net (decrease) increase in cash and cash equivalents	(7,981)	5,481

Cash and cash equivalents at beginning of period	66,224	35,360

Cash and cash equivalents at end of period	$58,243	$40,841

See accompanying notes.

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(Amounts in thousands except per share data)

1.	Basis of Presentation

The consolidated condensed financial statements of Cintas Corporation (Cintas) included herein have been prepared by Cintas, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations.  While we believe that the disclosures are adequately presented, it is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes included in our most recent Form 10-K for the fiscal year ended May 31, 2008.  A summary of our significant accounting policies is presented on page 38 of that report.  There have been no material changes in the accounting policies followed by Cintas during the fiscal year.

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

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, Fair Value Measurements (FAS 157), which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosure requirements about fair value measurements.  In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2, Effective Date of FASB Statement No. 157) which delayed the effective date of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Cintas adopted FAS 157 on June 1, 2008, as required.  The adoption of FAS 157 for our financial assets and liabilities did not have a material impact on Cintas’ results of operations or financial condition.  Cintas’ adoption of FAS 157 is more fully described in Note 3 entitled Fair Value Measurements.

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

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

3.	Fair Value Measurements

Effective June 1, 2008, Cintas adopted FAS 157, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.  FAS 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

Level 1 –	Quoted prices in active markets for identical assets or liabilities.

Level 2 –
Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 –
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

All financial assets that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.  These assets measured at fair value on a recurring basis are summarized below:

	As of August 31, 2008
	Level 1	Level 2		Level 3		Fair Value

Cash and cash equivalents	$58,243	$	----	$	----	$58,243
Marketable securities, available-for-sale	122,652		----		----	122,652
Total assets at fair value	$180,895	$	----	$	----	$180,895

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

4.	Earnings per Share

The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective periods:

	Three Months Ended August 31,
	2008	2007

Numerator:
Net income	$78,636	$81,063

Denominator:
Denominator for basic earnings per share-weighted average shares (000’s)	153,394	158,771

Effect of dilutive securities- employee stock options (000’s)	227	267

Denominator for diluted earnings per share-adjusted weighted average shares and assumed conversions (000’s)	153,621	159,038

Basic earnings per share	$0.51	$0.51

Diluted earnings per share	$0.51	$0.51

5.	Goodwill, Service Contracts and Other Assets

Changes in the carrying amount of goodwill and service contracts for the three months ended August 31, 2008, by operating segment, are as follows:

	Rental Uniforms & Ancillary Products	Uniform Direct Sales	First Aid, Safety & Fire Protection	Document Management	Total
Goodwill
Balance as of June 1, 2008	$863,581	$23,956	$165,544	$262,488	$1,315,569

Goodwill acquired	---	---	82	7,170	7,252

Foreign currency translation	(1,185)	(74)	---	(1,061)	(2,320)

Balance as of August 31, 2008	$862,396	$23,882	$165,626	$268,597	$1,320,501

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

	Rental Uniforms & Ancillary Products	Uniform Direct Sales	First Aid, Safety & Fire Protection	Document Management	Total
Service Contracts
Balance as of June 1, 2008	$84,574	$328	$41,944	$25,911	$152,757

Service contracts acquired	---	---	249	1,735	1,984

Service contracts amortization	(3,206)	(65)	(1,558)	(1,859)	(6,688)

Foreign currency translation	(1,662)	(28)	---	(166)	(1,856)

Balance as of August 31, 2008	$79,706	$235	$40,635	$25,621	$146,197

Information regarding Cintas' service contracts and other assets are as follows:

	As of August 31, 2008
	Carrying Amount	Accumulated Amortization	Net

Service contracts	$333,671	$187,474	$146,197

Noncompete and consulting agreements	$64,234	$37,094	$27,140
Investments	50,649	----	50,649
Other	10,475	2,893	7,582

Total	$125,358	$39,987	$85,371

	As of May 31, 2008
	Carrying Amount	Accumulated Amortization	Net

Service contracts	$333,543	$180,786	$152,757

Noncompete and consulting agreements	$63,894	$34,625	$29,269
Investments	46,012	----	46,012
Other	10,790	2,707	8,083

Total	$120,696	$37,332	$83,364

Amortization expense was $10,845 and $10,586 for the three months ended August 31, 2008 and August 31, 2007, respectively.  Estimated amortization expense, excluding any future acquisitions, for each of the next five years is $41,975, $38,655, $34,888, $28,781 and $13,008, respectively.

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

6.	Debt, Derivatives and Hedging Activities

Cintas has certain covenants related to debt agreements. These covenants limit Cintas’ ability to incur certain liens, to engage in sale-leaseback transactions and to merge, consolidate or sell all or substantially all of Cintas’ assets. These covenants also require Cintas to maintain certain debt to capitalization and interest coverage ratios. Cross default provisions exist between certain debt instruments.  If a default of a significant covenant were to occur, the default could result in an acceleration of the maturity of the indebtedness, impair liquidity and limit the ability to raise future capital.  Cintas is in compliance with all significant debt covenants for all periods presented. Cintas’ long-term debt, net of cash and cash equivalents and marketable securities, is $769,650 as of August 31, 2008. For the three months ended August 31, 2008, net cash provided by operating activities was $88,338.  Capital expenditures were $54,461 for the same period.

Cintas formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. Cintas’ hedging activities are transacted only with highly-rated institutions, reducing the exposure to credit risk in the event of nonperformance.

Cintas at times uses cash flow hedges to hedge the exposure of variability in short-term interest rates. These agreements effectively convert a portion of the floating rate long-term debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. The effective portion of the net gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains or losses on the ineffective portion of the hedge are charged to earnings in the current period. When outstanding, the effectiveness of these derivative instruments is reviewed at least every fiscal quarter. Examples of cash flow hedging instruments that Cintas may use are interest rate swaps, interest rate lock agreements and forward starting swaps.  No such instruments were outstanding as of August 31, 2008.

Cintas used interest rate lock agreements to hedge against movements in the treasury rates at the time Cintas issued its senior notes in fiscal 2002, fiscal 2007 and fiscal 2008. The amortization of the interest rate lock agreements resulted in a credit to other comprehensive income of $192 and $69 for the three months ended August 31, 2008 and August 31, 2007, respectively.

7.	Income Taxes

In the normal course of business, Cintas provides for uncertain tax positions and the related interest and adjusts its unrecognized tax benefits and accrued interest accordingly.  During the first quarter of fiscal 2009, unrecognized tax benefits related to continuing operations decreased by approximately $2,367 and accrued interest increased by approximately $1,527.

All U.S. federal income tax returns are closed to audit through fiscal 2004.  Cintas is currently in advanced stages of audits in certain foreign jurisdictions and certain domestic states. The years under audit cover fiscal years back to 1999.  Based on the resolution of the various audits, it is reasonably possible that the balance of unrecognized tax benefits could decrease by $3,203 for the fiscal year ended May 31, 2009.

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

8.	Comprehensive Income

Total comprehensive income represents the net change in shareholders' equity during a period from sources other than transactions with shareholders and, as such, includes net income.  For Cintas, the only components of total comprehensive income are the change in cumulative foreign currency translation adjustments, the amortization of interest rate lock agreements and the change in the fair value of available-for-sale securities.  The components of comprehensive income for the three month periods ended August 31, 2008 and August 31, 2007 are as follows:

	Three Months Ended August 31,
	2008	2007

Net income	$78,636	$81,063

Other comprehensive income:
Foreign currency translation adjustment	(19,813)	2,813
Amortization of interest rate lock agreements	192	69
Change in fair value of available-for-sale securities	17	145
Comprehensive income	$59,032	$84,090

9.	Litigation and Other Contingencies

Cintas is subject to legal proceedings and claims arising from the ordinary course of its business, including personal injury, customer contract, environmental and employment claims.  In the opinion of management, the aggregate liability, if any, with respect to such ordinary course of business actions will not have a material adverse effect on the financial position or results of operations of Cintas.  Cintas is party to additional litigation not considered in the ordinary course of business, including the litigation discussed below.

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

Cintas also is a defendant in a purported class action lawsuit, Mirna E. Serrano, et al. v. Cintas Corporation (Serrano), filed on May 10, 2004, and pending in the United States District Court, Eastern District of Michigan, Southern Division.  The Serrano plaintiffs allege that Cintas discriminated against women in hiring into various service sales representative positions across all divisions of Cintas.  On November 15, 2005, the Equal Employment Opportunity Commission (EEOC) intervened in the Serrano lawsuit.  The Serrano plaintiffs seek injunctive relief, compensatory damages, punitive damages, attorneys’ fees and other remedies.  Cintas is a defendant in another purported class action lawsuit, Blanca Nelly Avalos, et al. v. Cintas Corporation (Avalos), currently pending in the United States District Court, Eastern District of Michigan, Southern Division.  Ms. Avalos’ claims have been dismissed, but her putative class complaint remains pending.  The Avalos plaintiffs allege that Cintas discriminated against women, African-Americans and Hispanics in hiring into various service sales representative positions in Cintas’ Rental division only throughout the United States.  The Avalos plaintiffs seek injunctive relief, compensatory damages, punitive damages, attorneys’ fees and other remedies.  The claims in Avalos originally were brought in the previously disclosed lawsuit captioned Robert Ramirez, et al. v. Cintas Corporation (Ramirez), filed on January 20, 2004, in the United States District Court, Northern District of California, San Francisco Division.  On April 27, 2005, the EEOC intervened in the claims asserted in Ramirez.  On May 11, 2006, the Ramirez and Avalos African-American, Hispanic and female failure to hire into service sales representative positions claims and the EEOC’s intervention were consolidated for pretrial purposes with the Serrano case and transferred to the United States District Court for the Eastern District of Michigan, Southern Division.  The consolidated case is known as Mirna E. Serrano/Blanca Nelly Avalos, et al. v. Cintas Corporation (Serrano/Avalos), and remains pending in the United States District Court, Eastern District of Michigan, Southern Division.  No filings or determinations have been made in Serrano/Avalos as to class certification.  There can be no assurance as to whether a class will be certified or, if a class is certified, as to the geographic or other scope of such class.  The non-service sales representative hiring claims in the previously disclosed Ramirez case that have not been dismissed remain pending in the Northern District of California, San Francisco Division, but were ordered to arbitration and stayed pending the completion of arbitration.  The Ramirez purported class action claims currently in arbitration include allegations that Cintas failed to promote Hispanics into supervisory positions, discriminated against African-Americans and Hispanics in service sales representative route assignments and discriminated against African-Americans in hourly pay in Cintas’ Rental division only throughout the United States.  The Ramirez plaintiffs seek injunctive relief, compensatory damages, punitive damages, attorneys’ fees and other remedies.  No filings or determinations have been made in Ramirez as to class certification.  There can be no assurance as to whether a class will be certified or, if a class is certified, as to the geographic or other scope of such class.  On February 24, 2006, a motion to intervene in Serrano was filed by intervening plaintiffs Colleen Grindle, et al., on behalf of a subclass of female employees at Cintas’ Perrysburg, Ohio, rental location who allegedly were denied hire, promotion or transfer to service sales representative positions.  On March 24, 2006, the plaintiffs Colleen Grindle, et al., withdrew their motion to intervene without prejudice.  On February 20, 2007, the plaintiffs Colleen Grindle, et al., filed a separate lawsuit in the Court of Common Pleas, Wood County, Ohio, captioned Colleen Grindle, et al. v. Cintas Corporation (Grindle), on behalf of a class of female employees at Cintas’ Perrysburg, Ohio, location who allegedly were denied hire, promotion or transfer to service sales representative positions on the basis of their gender.  The Grindle plaintiffs seek injunctive relief, compensatory damages, punitive damages, attorneys’ fees and other remedies.  The Grindle case is stayed pending the class certification proceedings in Serrano.  No filings or determinations have been made in Grindle as to class certification.  There can be no assurance as to whether a class will be certified or, if a class is certified, as to the geographic or other scope of such class.  In addition, a class

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

action lawsuit, Larry Houston, et al. v. Cintas Corporation (Houston), was filed on August 3, 2005, in the United States District Court for the Northern District of California on behalf of African-American managers alleging racial discrimination.  On November 22, 2005, the court entered an order requiring the named plaintiffs in the Houston lawsuit to arbitrate all of their claims for monetary damages.

On July 17, 2008, Manville Personal Injury Settlement Trust filed a purported shareholder derivative lawsuit in the Court of Common Pleas, Hamilton County, Ohio, captioned Manville Personal Injury Settlement Trust v. Richard T. Farmer, et al., A0806822 against certain directors and officers, alleging that they breached their fiduciary duties to Cintas by consciously failing to cause Cintas to comply with worker safety and employment-related laws and regulations.  Cintas is named as a nominal defendant in the case.  The complaint contends that, as a consequence of such alleged breach of duty, Cintas suffered substantial monetary losses and other injuries and seeks, among other things, an award of compensatory damages, other non-monetary remedies and expenses.

The litigation discussed above, if decided or settled adversely to Cintas, may, individually or in the aggregate, result in liability material to Cintas’ financial condition or results of operations and could increase costs of operations on an ongoing basis.  Any estimated liability relating to these proceedings is not determinable at this time.  Cintas may enter into discussions regarding settlement of these and other lawsuits, and may enter into settlement agreements if it believes such settlement is in the best interest of Cintas’ shareholders.

10.	Segment Information

Cintas classifies its businesses into four operating segments in accordance with the criteria set forth in FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information.  The Rental Uniforms and Ancillary Products operating segment reflects the rental and servicing of uniforms and other garments, mats, mops and shop towels and other ancillary items.  In addition to these rental items, restroom and hygiene products and services are also provided within this operating segment.  The Uniform Direct Sales operating segment consists of the direct sale of uniforms and related items and branded promotional products.  The First Aid, Safety and Fire Protection Services operating segment consists of first aid, safety and fire protection products and services.  The Document Management Services operating segment consists of document destruction, document imaging and document retention services.

Cintas evaluates the performance of each operating segment based on several factors of which the primary financial measures are operating segment revenue and income before income taxes.  The accounting policies of the operating segments are the same as those described in Note 1.  Information related to the operations of Cintas’ operating segments is set forth below.

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

	Rental Uniforms & Ancillary Products	Uniform Direct Sales	First Aid, Safety & Fire Protection	Document Management	Corporate		Total
As of and for the three months ended August 31, 2008

Revenue	$721,373	$117,483	$108,532	$54,791	$	----	$1,002,179
Income (loss) before income taxes	$107,059	$12,003	$11,350	$7,376		$(11,966)	$125,822
Total assets	$2,641,223	$191,101	$352,932	$460,448		$180,895	$3,826,599

As of and for the three months ended August 31, 2007

Revenue	$710,354	$118,805	$102,256	$37,713	$	----	$969,128
Income (loss) before income taxes	$114,793	$11,127	$10,621	$4,121		$(11,375)	$129,287
Total assets	$2,592,401	$182,278	$332,757	$375,122		$138,272	$3,620,830

11.	Supplemental Guarantor Information

Cintas Corporation No. 2 (Corp. 2) is the indirectly, wholly-owned principal operating subsidiary of Cintas.  Corp. 2 is the issuer of the $775,000 of long-term notes, which are unconditionally guaranteed, jointly and severally, by Cintas and its wholly-owned, direct and indirect domestic subsidiaries.

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

Condensed consolidating financial statements for Cintas, Corp. 2, the subsidiary guarantors and non-guarantors are presented on the following pages:

CONDENSED CONSOLIDATING INCOME STATEMENT
THREE MONTHS ENDED AUGUST 31, 2008

	Cintas Corporation		Corp. 2	Subsidiary Guarantors	Non-Guarantors	Eliminations	Cintas Corporation Consolidated
Revenue:
Rental uniforms and ancillary products	$	----	$536,768	$150,071	$50,264	$(15,730)	$721,373
Other services		----	359,179	121,131	16,654	(216,158)	280,806
Equity in net income of affiliates		78,636	----	----	----	(78,636)	----
		78,636	895,947	271,202	66,918	(310,524)	1,002,179

Costs and expenses (income):
Cost of rental uniforms and ancillary products		----	326,877	92,890	30,282	(42,759)	407,290
Cost of other services		----	244,711	106,080	10,438	(191,423)	169,806
Selling and administrative expenses		----	287,190	(16,196)	16,823	(522)	287,295

Operating income		78,636	37,169	88,428	9,375	(75,820)	137,788

Interest income		----	----	(248)	(817)	----	(1,065)
Interest expense (income)		----	13,465	(437)	3	----	13,031

Income before income taxes		78,636	23,704	89,113	10,189	(75,820)	125,822
Income taxes		----	9,240	34,738	3,208	----	47,186
Net income		$78,636	$14,464	$54,375	$6,981	$(75,820)	$78,636

CONDENSED CONSOLIDATING INCOME STATEMENT
THREE MONTHS ENDED AUGUST 31, 2007

	Cintas Corporation		Corp. 2	Subsidiary Guarantors	Non-Guarantors	Eliminations	Cintas Corporation Consolidated
Revenue:
Rental uniforms and ancillary products	$	----	$517,963	$145,280	$47,351	$(240)	$710,354
Other services		----	346,887	137,805	13,141	(239,059)	258,774
Equity in net income of affiliates		81,063	----	----	----	(81,063)	----
		81,063	864,850	283,085	60,492	(320,362)	969,128

Costs and expenses (income):
Cost of rental uniforms and ancillary products		----	321,273	86,957	27,857	(44,597)	391,490
Cost of other services		----	228,740	117,776	8,417	(194,667)	160,266
Selling and administrative expenses		----	217,225	48,978	11,927	(1,420)	276,710

Operating income		81,063	97,612	29,374	12,291	(79,678)	140,662

Interest income		----	----	(333)	(1,129)	----	(1,462)
Interest expense (income)		----	12,869	(1,518)	1,486	----	12,837

Income before income taxes		81,063	84,743	31,225	11,934	(79,678)	129,287
Income taxes		----	32,128	11,838	4,258	----	48,224
Net income		$81,063	$52,615	$19,387	$7,676	$(79,678)	$81,063

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF AUGUST 31, 2008

	Cintas Corporation		Corp. 2	Subsidiary Guarantors	Non-Guarantors	Eliminations		Cintas Corporation Consolidated
Assets
Current assets:
Cash and cash equivalents	$	----	$32,315	$6,450	$19,478	$	----	$58,243
Marketable securities		----	----	----	122,652		----	122,652
Accounts receivable, net		----	320,804	113,728	27,043		(29,894)	431,681
Inventories, net		----	221,524	16,714	9,349		(5,493)	242,094
Uniforms and other rental items in service		----	289,849	86,253	23,300		(26,161)	373,241
Deferred income tax asset (liability)		----	----	42,763	(2,107)		----	40,656
Prepaid expenses		----	5,838	11,330	1,213		----	18,381
Total current assets		----	870,330	277,238	200,928		(61,548)	1,286,948

Property and equipment, at cost, net		----	675,912	253,733	57,937		----	987,582

Goodwill		----	----	1,287,070	33,431		----	1,320,501
Service contracts, net		----	139,483	2,361	4,353		----	146,197
Other assets, net		1,792,928	1,599,153	1,788,921	338,800		(5,434,431)	85,371
		$1,792,928	$3,284,878	$3,609,323	$635,449		$(5,495,979)	$3,826,599

Liabilities and Shareholders' Equity
Current liabilities:
Accounts (receivable) payable		$(465,247)	$240,641	$295,417	$(2,265)		$18,872	$87,418
Accrued compensation and related liabilities		----	22,515	9,737	1,526		----	33,778
Accrued liabilities		----	41,726	127,079	7,293		(45)	176,053
Current income taxes payable (receivable)		----	5,272	42,164	(1,779)		----	45,657
Long-term debt due within one year		----	721	455	----		(219)	957
Total current liabilities		(465,247)	310,875	474,852	4,775		18,608	343,863

Long-term liabilities:
Long-term debt due after one year		----	959,281	841	24,840		(35,374)	949,588
Deferred income taxes		----	----	118,093	5,332		----	123,425
Accrued liabilities		----	----	118,872	----		----	118,872
Total long-term liabilities		----	959,281	237,806	30,172		(35,374)	1,191,885

Total shareholders’ equity		2,258,175	2,014,722	2,896,665	600,502		(5,479,213)	2,290,851
		$1,792,928	$3,284,878	$3,609,323	$635,449		$(5,495,979)	$3,826,599

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MAY 31, 2008

	Cintas Corporation		Corp. 2	Subsidiary Guarantors	Non-Guarantors	Eliminations		Cintas Corporation Consolidated
Assets
Current assets:
Cash and cash equivalents	$	----	$36,627	$7,851	$21,746	$	----	$66,224
Marketable securities		----	----	----	125,471		----	125,471
Accounts receivable, net		----	312,424	119,592	29,329		(31,267)	430,078
Inventories, net		----	218,109	18,349	8,928		(6,717)	238,669
Uniforms and other rental items in service		----	288,097	85,753	24,319		(27,753)	370,416
Deferred income tax asset (liability)		----	----	41,664	(2,254)		----	39,410
Prepaid expenses		----	5,038	5,876	1,154		----	12,068
Total current assets		----	860,295	279,085	208,693		(65,737)	1,282,336

Property and equipment, at cost, net		----	675,559	236,519	62,497		----	974,575

Goodwill		----	----	1,279,819	35,750		----	1,315,569
Service contracts, net		----	145,115	2,612	5,030		----	152,757
Other assets, net		1,736,604	1,601,661	1,758,268	369,232		(5,382,401)	83,364
		$1,736,604	$3,282,630	$3,556,303	$681,202		$(5,448,138)	$3,808,601

Liabilities and Shareholders' Equity
Current liabilities:
Accounts (receivable) payable		$(465,247)	$289,695	$255,399	$(3,668)		$18,576	$94,755
Accrued compensation and related liabilities		----	29,869	18,210	2,526		----	50,605
Accrued liabilities		----	54,113	146,669	8,063		(920)	207,925
Current income taxes (receivable) payable		----	(75)	12,686	276		----	12,887
Long-term debt due within one year		----	698	574	----		(202)	1,070
Total current liabilities		(465,247)	374,300	433,538	7,197		17,454	367,242

Long-term liabilities:
Long-term debt due after one year		----	952,595	893	27,213		(37,965)	942,736
Deferred income taxes		----	----	118,479	5,705		----	124,184
Accrued liabilities		----	----	120,308	----		----	120,308
Total long-term liabilities		----	952,595	239,680	32,918		(37,965)	1,187,228

Total shareholders’ equity		2,201,851	1,955,735	2,883,085	641,087		(5,427,627)	2,254,131
		$1,736,604	$3,282,630	$3,556,303	$681,202		$(5,448,138)	$3,808,601

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED AUGUST 31, 2008

	Cintas Corporation		Corp. 2	Subsidiary Guarantors	Non-Guarantors	Eliminations		Cintas Corporation Consolidated
Cash flows from operating activities:
Net income		$78,636	$14,464	$54,375	$6,981		$(75,820)	$78,636
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation		----	24,623	12,190	2,227		----	39,040
Amortization of deferred charges		----	10,026	297	522		----	10,845
Stock-based compensation		3,535	----	----	----		----	3,535
Deferred income taxes		----	----	(1,482)	----		----	(1,482)
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net		----	(8,101)	5,863	242		(1,373)	(3,369)
Inventories, net		----	(3,399)	1,634	(806)		(1,224)	(3,795)
Uniforms and other rental items in service		----	(1,752)	(500)	(593)		(1,592)	(4,437)
Prepaid expenses		----	(800)	(5,454)	(78)		----	(6,332)
Accounts payable		----	(41,803)	32,753	1,187		296	(7,567)
Accrued compensation and related liabilities		----	(7,354)	(8,473)	(869)		----	(16,696)
Accrued liabilities and other		----	(12,185)	(21,013)	(435)		875	(32,758)
Income taxes payable		----	49,870	(15,046)	(2,106)		----	32,718

Net cash provided by operating activities		82,171	23,589	55,144	6,272		(78,838)	88,338

Cash flows from investing activities:
Capital expenditures		----	(23,183)	(29,565)	(1,713)		----	(54,461)
Proceeds from sale or redemption of marketable securities		----	----	----	171		----	171
Purchase of marketable securities and investments		----	506	15,419	(5,742)		(20,562)	(10,379)
Acquisitions of businesses, net of cash acquired		----	(12,106)	----	----		----	(12,106)
Other		(56,324)	(19)	(39,855)	(1)		96,826	627

Net cash used in investing activities		(56,324)	(34,802)	(54,001)	(7,285)		76,264	(76,148)

Cash flows from financing activities:
Proceeds from issuance of debt		----	7,000	----	----		----	7,000
Repayment of debt		----	(291)	(2,544)	----		2,574	(261)
Repurchase of common stock		(25,847)	----	----	----		----	(25,847)
Other		----	192	----	95		----	287

Net cash (used in) provided by financing activities		(25,847)	6,901	(2,544)	95		2,574	(18,821)

Effect of exchange rate changes on cash and cash equivalents		----	----	----	(1,350)		----	(1,350)

Net decrease in cash and cash equivalents		----	(4,312)	(1,401)	(2,268)		----	(7,981)
Cash and cash equivalents at beginning of period		----	36,627	7,851	21,746		----	66,224
Cash and cash equivalents at end of period	$	----	$32,315	$6,450	$19,478	$	----	$58,243

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED AUGUST 31, 2007

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non-Guarantors	Eliminations		Cintas Corporation Consolidated
Cash flows from operating activities:
Net income	$81,063	$52,615	$19,387	$7,676		$(79,678)	$81,063
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	----	22,488	11,244	1,904		----	35,636
Amortization of deferred charges	----	9,784	338	464		----	10,586
Stock-based compensation	2,132	----	----	----		----	2,132
Deferred income taxes	----	----	17,418	----		----	17,418
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	----	(3,286)	2,489	1,493		(52)	644
Inventories, net	----	(6,704)	3,252	(68)		(773)	(4,293)
Uniforms and other rental items in service	----	(4,742)	(1,998)	224		(612)	(7,128)
Prepaid expenses	----	(182)	(2,288)	353		----	(2,117)
Accounts payable	----	(86,870)	86,759	6,572		(1,026)	5,435
Accrued compensation and related liabilities	----	(16,067)	(10,745)	(1,574)		----	(28,386)
Accrued liabilities and other	----	(28,949)	(48,796)	(1,071)		890	(77,926)
Income taxes payable	----	5,595	18,790	(384)		----	24,001

Net cash provided by (used in) operating activities	83,195	(56,318)	95,850	15,589		(81,251)	57,065

Cash flows from investing activities:
Capital expenditures	----	(29,680)	(13,658)	(2,006)		----	(45,344)
Proceeds from sale or redemption of marketable securities	----	----	29,156	----		----	29,156
Purchase of marketable securities and investments	----	(440)	(3,969)	(4,650)		2,822	(6,237)
Acquisitions of businesses, net of cash acquired	----	(22,949)	----	(9,681)		----	(32,630)
Other	(86,926)	108,611	(100,070)	----		78,562	177

Net cash (used in) provided by investing activities	(86,926)	55,542	(88,541)	(16,337)		81,384	(54,878)

Cash flows from financing activities:
Proceeds from issuance of debt	----	224,750	----	----		----	224,750
Repayment of debt	----	(225,314)	165	----		(133)	(225,282)
Stock options exercised	7,230	----	----	----		----	7,230
Other	(3,499)	69	----	(35)		----	(3,465)

Net cash provided by (used in) financing activities	3,731	(495)	165	(35)		(133)	3,233

Effect of exchange rate changes on cash and cash equivalents	----	----	----	61		----	61

Net (decrease) increase in cash and cash equivalents	----	(1,271)	7,474	(722)		----	5,481
Cash and cash equivalents at beginning of period	----	33,949	(24,834)	26,245		----	35,360
Cash and cash equivalents at end of period $	----	$32,678	$(17,360)	$25,523	$	----	$40,841

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

RESULTS OF OPERATIONS

Cintas classifies its businesses into four operating segments in accordance with the criteria set forth in Financial Accounting Standards Board (FASB) Statement No. 131, Disclosures about Segments of an Enterprise and Related Information.  The Rental Uniforms and Ancillary Products operating segment reflects the rental and servicing of uniforms and other garments, mats, mops and shop towels and other ancillary items.  In addition to these rental items, restroom and hygiene products and services are also provided within this operating segment.  The Uniform Direct Sales operating segment consists of the direct sale of uniforms and related items and branded promotional products.  The First Aid, Safety and Fire Protection Services operating segment consists of first aid, safety and fire protection products and services.  The Document Management Services operating segment consists of document destruction, document imaging and document retention services.  Revenue and income before income taxes for each of these operating segments for the three month periods ended August 31, 2008 and August 31, 2007, are presented in Note 10 entitled Segment Information of “Notes to Consolidated Condensed Financial Statements.”

New Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (FAS 157), which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosure requirements about fair value measurements.  In February 2008, the FASB released a FASB Staff

Position (FSP FAS 157-2, Effective Date of FASB Statement No. 157) which delayed the effective date of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Cintas adopted FAS 157 on June 1, 2008, as required.  The adoption of FAS 157 for our financial assets and liabilities did not have a material impact on Cintas’ results of operations or financial condition.  Cintas’ adoption of FAS 157 is more fully described in Note 3 entitled Fair Value Measurements of “Notes to Consolidated Condensed Financial Statements.”

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

Three Months Ended August 31, 2008 Compared to Three Months Ended August 31, 2007

Total revenue increased 3.4% for the three months ended August 31, 2008, over the same period in the prior fiscal year.  The three month period ended August 31, 2008, included 65 workdays, which is one fewer than last fiscal year’s first quarter.  On a same workday basis, total revenue increased 5.0%.  Internal growth accounted for 3.9% of this increase. The remaining 1.1% represents growth derived through acquisitions in our First Aid, Safety and Fire Protection Services operating segment and our Document Management Services operating segment.

Rental Uniforms and Ancillary Products revenue increased 3.1% on a same workday basis for the three months ended August 31, 2008, over the same period in the prior fiscal year.  Internal growth accounted for the entire 3.1% increase, primarily as a result of the sale of new rental programs to customers, offset by lost business.

Other Services revenue, consisting of revenue from the reportable operating segments of Uniform Direct Sales, First Aid, Safety and Fire Protection Services and Document Management Services, increased 10.2% on a same workday basis for the three months ended August 31, 2008, over the same period in the prior fiscal year.  Internal growth accounted for 6.1% of this increase.  Internal growth was generated primarily through the increased sales of first aid, safety and fire protection products and services and document management services to customers. The additional 4.1% growth was generated through a combination of acquisitions of first aid, safety and fire protection businesses and document management businesses.

Cost of rental uniforms and ancillary products consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other rental items.  Cost of rental uniforms and ancillary products increased $15.8 million, or 4.0%, for the three months ended August 31, 2008, as compared to the three months ended August 31, 2007.  This increase was mainly due to increased Rental Uniforms and Ancillary Products operating segment revenue, increased energy related costs and increased hanger costs.

Cost of other services consists primarily of cost of goods sold (predominantly uniforms and first aid products), delivery expenses and distribution expenses in the Uniform Direct Sales operating segment, the First Aid, Safety and Fire Protection Services operating segment and the Document Management Services operating segment.  Cost of other services increased $9.5 million, or 6.0%, for the three months ended August 31, 2008, as compared to the three months ended August 31, 2007.  This increase was mainly due to increased Other Services sales volume and increased energy related costs.

Selling and administrative expenses increased $10.6 million, or 3.8%, for the three months ended August 31, 2008, as compared to the three months ended August 31, 2007.  Medical costs increased by $7.4 million over the same period in the prior fiscal year reflecting continued rising costs in the healthcare industry and additional claims incurred.  In addition, bad debt expense increased by $2.1 million.

Net interest expense (interest expense less interest income) was $12.0 million for the three months ended August 31, 2008, compared to $11.4 million for the same period in the prior fiscal year.  This increase in net interest expense is primarily due to the increased level of borrowing used to fund acquisitions and to fund the share buyback program.  Please refer to the Liquidity and Capital Resources section below.

Cintas’ effective tax rate was 37.5% for the three months ended August 31, 2008, reflecting the reserve requirements of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.

Net income decreased 3.0% for the three months ended August 31, 2008, from the same period in the prior fiscal year.  Diluted earnings per share remained flat for the three months ended August 31, 2008, compared to the same period in the prior fiscal year.  The diluted earnings per share results exceeded the net income decrease of 3.0% due to the impact of the share buyback program, which is discussed in more detail in the Liquidity and Capital Resources section below.

Rental Uniforms and Ancillary Products Operating Segment

Three Months Ended August 31, 2008 Compared to Three Months Ended August 31, 2007

As discussed above, Rental Uniforms and Ancillary Products revenue increased $11.0 million, or 3.1% on a same workday basis, and the cost of rental uniforms and ancillary products increased $15.8 million, or 4.0%.  The operating segment’s gross margin was $314.1 million, or 43.5% of revenue.  This gross margin percent to sales of 43.5% was lower than last fiscal year’s first quarter of 44.9% mainly due to increased energy related costs and hanger costs.  Energy related costs include natural gas, electric and gas, and they increased a combined 100 basis points over last year’s first quarter.  Hanger costs increased 50 basis points primarily as a result of an import tariff imposed by the U.S. government on hangers produced in China.

Selling and administrative expenses in the Rental Uniforms and Ancillary Products operating segment as a percent to sales, at 28.7%, remained consistent with the same period of the prior fiscal year.

Income before income taxes decreased $7.7 million to $107.1 million for the Rental Uniforms and Ancillary Products operating segment for the period compared to the same period last fiscal year.  Income before income taxes was 14.8% of the operating segment’s revenue, which is a 140 basis point decrease compared to the first quarter of the prior fiscal year.  This is primarily due to the increased energy related costs and hanger costs indicated above.

Uniform Direct Sales Operating Segment

Three Months Ended August 31, 2008 Compared to Three Months Ended August 31, 2007

Uniform Direct Sales operating segment revenue decreased $1.3 million, or 1.1%, for the three months ended August 31, 2008, over the same period in the prior fiscal year.  On a same workday basis, though, Uniform Direct Sales operating segment revenue increased by 0.4%.  There were no acquisitions in the Uniform Direct Sales operating segment during the three months ended August 31, 2008.

Cost of uniform direct sales decreased $2.2 million, or 2.7%, for the three months ended August 31, 2008, due to decreased Uniform Direct Sales volume.  The gross margin as a percent of revenue was 31.8% for the quarter ended August 31, 2008, which was a 110 basis point increase over the same period in the prior fiscal year.  This increase is primarily due to continuing improvement in sourcing operations.

Selling and administrative expenses as a percent of revenue, at 21.6%, increased 30 basis points compared to the first quarter of the prior fiscal year.  This increase is due to higher bad debt expense, which increased approximately 38 basis points over last fiscal year’s first quarter.

Income before income taxes increased $0.9 million to $12.0 million for the Uniform Direct Sales operating segment for the period compared to the same period in the prior fiscal year.  Income before income taxes was 10.2% of the operating segment’s revenue, which is an 80 basis point increase compared to the same period in the prior fiscal year.  This increase is due to the gross margin increase offset by the increased bad debt expense.

First Aid, Safety and Fire Protection Services Operating Segment

Three Months Ended August 31, 2008 Compared to Three Months Ended August 31, 2007

First Aid, Safety and Fire Protection Services operating segment revenue increased $6.3 million, or 7.8% on a same workday basis for the three months ended August 31, 2008.  This operating segment’s internal growth for the period was 5.6% over the same period last fiscal year.  The remaining growth was generated through the acquisition of first aid, safety and fire protection businesses.

Cost of first aid, safety and fire protection services increased $4.0 million, or 6.6%, for the three months ended August 31, 2008, due to increased First Aid, Safety and Fire Protection Services volume.   Gross margin for the First Aid, Safety and Fire Protection Services operating segment is defined as revenue less cost of goods, warehouse expenses, service expenses and training expenses.  The gross margin as a percent of revenue was 40.7% for the quarter ended August 31, 2008, which is a 20 basis point decrease compared to the gross margin percentage in the first quarter of the prior fiscal year.  This decline is due to higher energy related costs offset by improved labor efficiency.  Energy related costs increased 60 basis points compared to last fiscal year’s first quarter.  This increase was offset by a 20 basis point reduction in warehouse labor as well as other efficiency gains.

Selling and administrative expenses as a percent of revenue, at 30.2%, decreased 30 basis points compared to the first quarter of the prior fiscal year.  This decrease was due to lower bad debt expense.

Income before income taxes for the First Aid, Safety and Fire Protection Services operating segment increased $0.7 million to $11.4 million for the period compared to the same period of the prior fiscal year.  Income before income taxes was 10.5% of the operating segment’s revenue, which is a 10 basis point increase compared to the first quarter of the prior fiscal year as a result of the various items described above.

Document Management Services Operating Segment

Three Months Ended August 31, 2008 Compared to Three Months Ended August 31, 2007

Document Management Services operating segment revenue increased $17.1 million, or 47.5% on a same workday basis for the three months ended August 31, 2008, over the same period in the prior fiscal year.  This operating segment’s internal growth for the period was 25.3% over the same period in the prior fiscal year.  The internal growth was primarily due to the sale of shredding services to new customers and favorable recycled paper prices relative to last fiscal year.  The remaining growth was generated through the acquisition of document management businesses.

Cost of document management services increased $7.8 million, or 44.6%, for the three months ended August 31, 2008, due to increased Document Management Services operating segment sales volume.  Gross margin for the Document Management Services operating segment is defined as revenue less production and service costs.  The gross margin as a percent of revenue was 53.8% for the quarter ended August 31, 2008, which is a 20 basis point increase over the gross margin percentage in the first quarter of the prior fiscal year.  This improvement was made despite an increase in energy related costs of approximately 170 basis points and was primarily due to the operating segment’s improved leveraging of its infrastructure caused by increased sales volume.

Selling and administrative expenses as a percent of revenue, at 40.4%, decreased 230 basis points compared to the first quarter of the prior fiscal year.  This decrease is due to improved scale of administrative functions resulting from the operating segment’s increased sales volume.

Income before income taxes for the Document Management Services operating segment increased $3.3 million to $7.4 million for the period compared to the same period in the prior fiscal year.  Income before income taxes was 13.5% of the operating segment’s revenue, which is a 260 basis point improvement over the operating segment’s revenue for the same period last fiscal year, primarily as a result of the operating segment’s increased sales volume.

Liquidity and Capital Resources

At August 31, 2008, Cintas had $180.9 million in cash and cash equivalents and marketable securities which is comparable to the $191.7 million at May 31, 2008.  Capital expenditures were $54.5 million for the three months ended August 31, 2008.  We expect capital expenditures for the year ended May 31, 2009 to be between $180 million and $200 million.  Cash and cash equivalents and marketable securities are expected to be used to finance future acquisitions, capital expenditures, expansion and additional purchases under the share buyback program as detailed below.  We believe that our current cash position, funds generated from operations and the strength of our banking relationships provides sufficient means to meet our anticipated operational and capital requirements.

Net property and equipment increased by $13.0 million from May 31, 2008 to August 31, 2008, due to our investment in computer software, rental facilities and equipment and our document management services fleet.  Cintas had five uniform rental facilities under construction as of August 31, 2008.

In May 2005, Cintas announced that the Board of Directors authorized a $500.0 million share buyback program at market prices.  In July 2006, Cintas announced that the Board of Directors approved the expansion of its share buyback program by an additional $500.0 million.  From the inception of the share buyback program through September 30, 2008, Cintas has purchased a total of approximately 20.3 million shares of Cintas common stock, or approximately 12% of the total shares outstanding at the beginning of the program, at an average price of $39.31 per share for a total purchase price of approximately $797.9 million.  The maximum approximate dollar value of shares that may yet be purchased under the plan as of September 30, 2008, is $202.1 million.  The Board of Directors did not specify an expiration date for this program.

Following is information regarding Cintas' long-term contractual obligations and other commitments outstanding as of August 31, 2008:

(In thousands)	Payments Due by Period
			Two to
		One year	three	Four to	After five
Long-term contractual obligations	Total	or less	years	five years	Years

Long-term debt (1)	$949,532	$544	$171,198	$226,291	$551,499
Capital lease obligations (2)	1,013	413	240	240	120
Operating leases (3)	84,812	23,131	32,970	16,504	12,207
Interest payments (4)	698,973	53,854	104,830	81,138	459,151
Interest swap agreements (5)	----	----	----	----	----
Unconditional purchase obligations	----	----	----	----	----
Total contractual cash obligations	$1,734,330	$77,942	$309,238	$324,173	$1,022,977

(1)	Long-term debt primarily consists of $775,000 in long-term notes and $170,000 in commercial paper.
(2)	Capital lease obligations are classified as debt on the consolidated balance sheets.
(3)	Operating leases consist primarily of building leases and a synthetic lease on a corporate aircraft.
(4)
Interest payments include interest on both fixed and variable rate debt.  Rates have been assumed to remain constant for the remainder of fiscal 2009, increase 25 basis points each year in fiscal 2010 and fiscal 2011, and increase 50 basis points each year in fiscal 2012, fiscal 2013 and fiscal 2014.

(5)	Reference Note 6 entitled Debt, Derivatives and Hedging Activities of “Notes to Consolidated Condensed Financial Statements” for a detailed discussion of interest swap agreements.

(In thousands)	Amount of Commitment Expiration Per Period
			Two to
		One year	three	Four to		After five
Other commercial commitments	Total	or less	years	five years		Years

Lines of credit (1)	$526,349	$ ----	$526,349	$	----	$	----
Standby letter of credit (2)	73,651	73,642	9		----		----
Guarantees	----	----	----		----		----
Standby repurchase obligations	----	----	----		----		----
Other commercial commitments	----	----	----		----		----
Total commercial commitments	$600,000	$73,642	$526,358	$	----	$	----

(1)	Back-up facility for the commercial paper program.
(2)	Support certain outstanding long-term debt and self-insured workers' compensation and general liability insurance programs.

Cintas has no off-balance sheet arrangements other than a synthetic lease on a corporate aircraft.  The synthetic lease on the aircraft does not currently have, and is not reasonably likely to have, a current or future material effect on Cintas’ financial condition, changes in Cintas’ financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Litigation and Other Contingencies

Cintas is subject to legal proceedings and claims arising from the ordinary course of its business, including personal injury, customer contract, environmental and employment claims.  In the opinion of management, the aggregate liability, if any, with respect to such ordinary course of business actions will not have a material adverse effect on the financial position or results of operations of Cintas.  Cintas is party to additional litigation not considered in the ordinary course of business.  Please refer to Note 9 entitled Litigation and Other Contingencies of “Notes to Consolidated Condensed Financial Statements” for a detailed discussion of certain specific litigation.

Outlook

External market conditions have deteriorated in our first quarter of fiscal 2009, and we expect these conditions to continue throughout the remainder of the fiscal year.  These challenging conditions also adversely affect our customers' businesses.  When combined with the significant increases in our energy related costs and hanger costs, we anticipate that our results will continue to be negatively impacted.  As a result, we intend to aggressively challenge our cost structure in order to maintain our margins during the remainder of fiscal 2009.

We will continue searching out additional products and services in an effort to become an even more valuable resource for our customers.  We believe that the high level of customer service provided by our employee-partners and supported by our infrastructure, quality products, financial resources and corporate culture will provide for continued business success.  As such, we believe we have upside potential for all of our business units.  Although difficult to predict, we anticipate revenue growth in all of our operating segments.

In the marketplace, competition and related pricing pressure will continue; however, we believe cost containment initiatives, technological advances and continued leverage of our infrastructure will soften or offset any impact.

When appropriate opportunities arise, we will supplement our internal growth with strategic acquisitions.

The financial markets have been extremely volatile since September 15, 2008.  This volatility has affected our commercial paper rates.  However, our exposure to higher rates is limited because most of our debt has a fixed rate of interest and is long-term.  Additionally, our highly rated commercial paper program has allowed us continued access to the financial markets.  In the event that the commercial paper market becomes inaccessible, we will be able to borrow the funds we need up to our commercial paper program limits from highly-rated banking institutions.  We believe these programs will be adequate to provide necessary funding for our operations.  Our commercial paper program expires in February, 2011.

Like most other companies, we experienced, and anticipate continuing to experience, increased costs for energy and medical benefits.  Changes in federal and state tax laws also impact our results.

Cintas’ effective tax rate was 37.5% for the three months ended August 31, 2008.  For the full fiscal year 2009, we expect our effective tax rate to be approximately 37.1%.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In our normal operations, Cintas has market risk exposure to interest rates.  This market risk exposure to interest rates has been previously disclosed on page 30 of our most recent Form 10-K.

Through its foreign operations, Cintas is exposed to foreign currency risk.  Foreign currency exposures arise from transactions denominated in a currency other than the functional currency and from foreign denominated revenue and profit translated into U.S. dollars.  The primary foreign currency to which Cintas is exposed is the Canadian dollar.  Cintas has average rate options in place to limit a portion of the risks of the revenue translation from Canadian foreign currency exchange rate movements during the remainder of the fiscal year; however, the amount of these options is not significant.  Cintas does not have any forward exchange contracts in place to limit the risks from foreign currency exchange rate movements.

ITEM 4.
CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

With the participation of Cintas’ management, including Cintas’ Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, Cintas has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of August 31, 2008.  Based on such evaluation, Cintas’ management, including Cintas’ Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, has concluded that Cintas’ disclosure controls and procedures were effective as of August 31, 2008, in ensuring (i) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is accumulated and communicated to Cintas’ management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in Cintas’ internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended August 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. See “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” on pages 31 and 32 of our most recent Form 10-K.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements.  Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “predicts,” “projects,” “plans,” “expects,” “intends,” “target,” “forecast,” “believes,” “seeks,” “could,” “should,” “may” and “will” or the negative versions thereof and similar words, terms and expressions and by the context in which they are used.  Such statements are based upon current expectations of Cintas and speak only as of the date made.  You should not place undue reliance on any forward-looking statement.  We cannot guarantee that any forward-looking statement will be realized.  These statements are subject to various risks, uncertainties, potentially inaccurate assumptions and other factors that could cause actual results to differ from those set forth in or implied by this Quarterly Report.  Factors that might cause such a difference include, but are not limited to, the possibility of greater than anticipated operating costs including energy costs, lower sales volumes, loss of customers due to outsourcing trends, the performance and costs of integration of acquisitions, fluctuations in costs of materials and labor including increased medical costs, costs and possible effects of union organizing activities, failure to comply with government regulations concerning employment discrimination, employee pay and benefits and employee health and safety, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, the cost, results and ongoing assessment of internal controls for financial reporting required by the Sarbanes-Oxley Act of 2002, the initiation or outcome of litigation, investigations or other proceedings, higher assumed sourcing or distribution costs of products, the disruption of operations from catastrophic or extraordinary events, changes in federal and state tax and labor laws and the reactions of competitors in terms of price and service.  Cintas undertakes no obligation to publicly release any revisions to any forward-looking statements or to otherwise update any forward-looking statements whether as a result of new information or to reflect events, circumstances or any other unanticipated developments arising after the date on which such statements are made.

Also note that we provide a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our businesses in our Annual Report on Form 10-K for the year ended May 31, 2008. We incorporate those items here and you should refer to them. These are factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You should understand that it is not possible to predict or identify all such factors. The risks and uncertainties described herein are not the only ones we may face. Additional risks and uncertainties presently not known to us or that we currently believe to be immaterial may also harm our business.  Consequently, you should not consider the risk factors identified in our Form 10-K for the year ended May 31, 2008, to be a complete discussion of all potential risks or uncertainties.

CINTAS CORPORATION

Part II.  Other Information

   Item 1.  Legal Proceedings.

I. Supplemental Information:  We discuss certain legal proceedings pending against us in Part I of this Quarterly Report on Form 10-Q under the caption “Item 1. Financial Statements,” in Note 9 entitled Litigation and Other Contingencies of “Notes to Consolidated Condensed Financial Statements,” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Litigation and Other Contingencies.”  We refer you to those discussions for important information concerning those legal proceedings, including the basis for such actions and, where known, the relief sought.

           Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On May 2, 2005, Cintas announced that the Board of Directors authorized a $500 million share buyback program at market prices.  In July 2006, Cintas announced that the Board of Directors approved the expansion of its share buyback program by an additional $500 million.  The Board did not specify an expiration date for this program.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan	Maximum approximate dollar value of shares that may yet be purchased under the plan
June 2008	----	----	----	$227,958,830

July 2008	728,550	$28.67	20,120,873	$207,070,651

August 2008	174,109	$28.48	20,294,982	$202,111,928

Total	902,659	$28.63	20,294,982	$202,111,928

For the three months ended August 31, 2008, Cintas purchased 902,659 shares of Cintas stock at an average price of $28.63 per share for a total purchase price of $25.8 million.  From the inception of the share buyback program through September 30, 2008, Cintas has purchased a total of approximately 20.3 million shares of Cintas stock at an average price of $39.31 per share for a total purchase price of approximately $797.9 million.  The maximum approximate dollar value of shares that may yet be purchased under the plan as of September 30, 2008, is $202.1 million.

   Item 6.  Exhibits.

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

CINTAS CORPORATION (Registrant)

Date: October 7, 2008	/s/	William C. Gale
William C. Gale
Senior Vice President and Chief Financial Officer
(Chief Accounting Officer)