Form 10-Q
period 2008-11-30
CINTAS CORP
filed 2009-01-08
CIK 723254

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding December 31, 2008
Common Stock, no par value	152,790,170

CINTAS CORPORATION

CINTAS CORPORATION

ITEM 1. FINANCIAL STATEMENTS.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

(In thousands except per share data)

	Three Months Ended November 30,		Six Months Ended November 30,
	2008	2007	2008	2007
Revenue:
Rental uniforms and ancillary products	$711,454	$708,845	$1,432,827	$1,419,199
Other services	273,730	275,020	554,536	533,794

	985,184	983,865	1,987,363	1,952,993
Costs and expenses (income):
Cost of rental uniforms and ancillary products	401,614	392,211	808,904	783,701
Cost of other services	168,570	171,086	338,376	331,352
Selling and administrative expenses	284,608	275,125	571,903	551,835

Operating income	130,392	145,443	268,180	286,105

Interest income	(830)	(1,796)	(1,895)	(3,258)
Interest expense	12,768	12,993	25,799	25,830

Income before income taxes	118,454	134,246	244,276	263,533

Income taxes	46,616	51,393	93,802	99,617

Net income	$71,838	$82,853	$150,474	$163,916

Basic earnings per share	$0.47	$0.53	$0.98	$1.04

Diluted earnings per share	$0.47	$0.53	$0.98	$1.04

See accompanying notes.

CINTAS CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands except share data)

	November 30, 2008	May 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 62,413	$66,224
Marketable securities	64,933	125,471
Accounts receivable, net	433,831	430,078
Inventories, net	251,864	238,669
Uniforms and other rental items in service	371,743	370,416
Deferred income tax asset	44,821	39,410
Prepaid expenses	15,676	12,068

Total current assets	1,245,281	1,282,336

Property and equipment, at cost, net	982,331	974,575

Goodwill	1,320,248	1,315,569
Service contracts, net	138,143	152,757
Other assets, net	80,788	83,364

	$3,766,791	$3,808,601

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 101,060	$94,755
Accrued compensation and related liabilities	41,470	50,605
Accrued liabilities	189,494	207,925
Current income taxes (prepaid) payable	(8,262)	12,887
Long-term debt due within one year	836	1,070

Total current liabilities	324,598	367,242

Long-term liabilities:
Long-term debt due after one year	869,721	942,736
Deferred income taxes	126,279	124,184
Accrued liabilities	121,447	120,308

Total long-term liabilities	1,117,447	1,187,228

Shareholders’ equity:
Preferred stock, no par value:
100,000 shares authorized, none outstanding	—	—
Common stock, no par value:
425,000,000 shares authorized,
FY 2009: 173,083,426 issued and 152,788,444 outstanding
FY 2008: 173,083,426 issued and 153,691,103 outstanding	129,182	129,182
Paid-in capital	67,319	60,408
Retained earnings	2,934,775	2,784,302
Treasury stock:
FY 2009: 20,294,982 shares	(797,888)	(772,041)
FY 2008: 19,392,323 shares
Other accumulated comprehensive (loss) income	(8,642)	52,280

Total shareholders’ equity	2,324,746	2,254,131

	$3,766,791	$3,808,601

See accompanying notes.

CINTAS CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended November 30,
	2008	2007
Cash flows from operating activities:
Net income	$150,474	$163,916
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	78,372	72,271
Amortization of deferred charges	21,522	21,341
Stock-based compensation	6,911	4,809
Deferred income taxes	(1,840)	3,626
Change in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(8,064)	(8,216)
Inventories, net	(15,169)	(6,719)
Uniforms and other rental items in service	(6,237)	(17,422)
Prepaid expenses	(3,799)	(453)
Accounts payable	(509)	8,771
Accrued compensation and related liabilities	(8,685)	(22,250)
Accrued liabilities and other	(16,400)	(18,969)
Income taxes payable	(21,435)	68,413

Net cash provided by operating activities	175,141	269,118

Cash flows from investing activities:
Capital expenditures	(95,957)	(93,207)
Proceeds from sale or redemption of marketable securities	61,662	41,930
Purchase of marketable securities and investments	(23,222)	(22,861)
Acquisitions of businesses, net of cash acquired	(18,331)	(56,031)
Other	353	732

Net cash used in investing activities	(75,495)	(129,437)

Cash flows from financing activities:
Proceeds from issuance of debt	7,500	296,000
Repayment of debt	(80,749)	(228,418)
Stock options exercised	—	7,752
Repurchase of common stock	(25,847)	(191,479)
Other	413	(3,800)

Net cash used in financing activities	(98,683)	(119,945)

Effect of exchange rate changes on cash and cash equivalents	(4,774)	1,544

Net (decrease) increase in cash and cash equivalents	(3,811)	21,280

Cash and cash equivalents at beginning of period	66,224	35,360

Cash and cash equivalents at end of period	$62,413	$56,640

See accompanying notes.

CINTAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(Amounts in thousands except per share data)

1. Basis of Presentation

The consolidated condensed financial statements of Cintas Corporation (Cintas) included herein have been prepared by Cintas, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. While we believe that the disclosures are adequately presented, it is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes included in our most recent Form 10-K for the fiscal year ended May 31, 2008. A summary of our significant accounting policies is presented beginning on page 38 of that report. There have been no material changes in the accounting policies followed by Cintas during the fiscal year.

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

2. New Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, Fair Value Measurements (FAS 157), which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosure requirements about fair value measurements. FASB Staff Position 157-2 delayed the effective date of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Cintas adopted FAS 157 on June 1, 2008, as required. The adoption of FAS 157 for our financial assets and liabilities did not have a material impact on Cintas’ results of operations or financial condition. Cintas’ adoption of FAS 157 is more fully described in Note 3 entitled Fair Value Measurements.

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

All financial assets that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. These assets measured at fair value on a recurring basis are summarized below:

	As of November 30, 2008
	Level 1	Level 2	Level 3	Fair Value
Cash and cash equivalents	$62,413	$—	$—	$62,413
Marketable securities, available-for-sale	64,933	—	—	64,933
Accounts receivable, net	—	1,060	—	1,060
Other assets, net	13,575	—	—	13,575

Total assets at fair value	$140,921	$1,060	$—	$141,981

Current accrued liabilities	$—	$582	$—	$582

Total liabilities at fair value	$—	$582	$—	$582

Accounts receivable, net, includes foreign currency average rate options. Other assets, net, include retirement assets.

CINTAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(In thousands except per share data)

4. Earnings per Share

The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective periods:

	Three Months Ended November 30,		Six Months Ended November 30,
	2008	2007	2008	2007
Numerator:
Net income	$71,838	$82,853	$150,474	$163,916

Denominator:
Denominator for basic earnings per share—weighted average shares	152,788	156,563	153,093	157,673

Effect of dilutive securities—employee stock options	257	250	275	276

Denominator for diluted earnings per share—adjusted weighted average shares and assumed conversions	153,045	156,813	153,368	157,949

Basic earnings per share	$0.47	$0.53	$0.98	$1.04

Diluted earnings per share	$0.47	$0.53	$0.98	$1.04

5. Goodwill, Service Contracts and Other Assets

Changes in the carrying amount of goodwill and service contracts for the six months ended November 30, 2008, by operating segment, are as follows:

	Rental Uniforms & Ancillary Products	Uniform Direct Sales	First Aid, Safety & Fire Protection	Document Management	Total
Goodwill
Balance as of June 1, 2008	$863,581	$23,956	$165,544	$262,488	$1,315,569

Goodwill acquired	—	—	986	10,688	11,674

Foreign currency translation	(3,572)	(178)	—	(3,245)	(6,995)

Balance as of November 30, 2008	$860,009	$23,778	$166,530	$269,931	$1,320,248

CINTAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(In thousands except per share data)

	Rental Uniforms & Ancillary Products	Uniform Direct Sales	First Aid, Safety & Fire Protection	Document Management	Total
Service Contracts
Balance as of June 1, 2008	$ 84,574	$ 328	$ 41,944	$ 25,911	$ 152,757

Service contracts acquired	—	—	264	2,416	2,680

Service contracts amortization	(4,800)	(102)	(3,103)	(3,689)	(11,694)

Foreign currency translation	(5,009)	(83)	—	(508)	(5,600)

Balance as of November 30, 2008	$ 74,765	$ 143	$ 39,105	$ 24,130	$ 138,143

Information regarding Cintas’ service contracts and other assets are as follows:

	As of November 30, 2008
	Carrying Amount	Accumulated Amortization	Net

Service contracts	$330,623	$192,480	$138,143

Noncompete and consulting agreements	$64,154	$ 39,312	$24,842
Investments	48,314	—	48,314
Other	10,712	3,080	7,632

Total	$123,180	$ 42,392	$80,788

	As of May 31, 2008
	Carrying Amount	Accumulated Amortization	Net

Service contracts	$333,543	$180,786	$152,757

Noncompete and consulting agreements	$63,894	$ 34,625	$29,269
Investments	46,012	—	46,012
Other	10,790	2,707	8,083

Total	$120,696	$ 37,332	$83,364

Amortization expense was $21,522 and $21,341 for the six months ended November 30, 2008, and November 30, 2007, respectively. Estimated amortization expense, excluding any future acquisitions, for each of the next five years is $42,021, $38,674, $34,929, $28,865 and $13,236, respectively.

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

Cintas at times may use hedges to hedge its exposure to such things as movements in interest rates or movements in foreign currency rates. Cintas formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. Cintas’ hedging activities are transacted only with highly-rated institutions, reducing the exposure to credit risk in the event of nonperformance. The impacts from the effective portion of derivative instruments are reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. The impacts of any ineffective portion of the hedges are charged to earnings in the current period. When outstanding, the effectiveness of derivative instruments is reviewed at least every fiscal quarter.

To hedge the exposure of variability in short-term interest rates, Cintas would use cash flow hedges. These agreements effectively convert a portion of the floating rate long-term debt to a fixed rate basis, thus reducing the impact of short-term interest rate changes on future interest expense. Examples of cash flow hedging instruments that Cintas may use are interest rate swaps, interest rate lock agreements and forward starting swaps. No such instruments were outstanding as of November 30, 2008.

Cintas used interest rate lock agreements to hedge against movements in the treasury rates at the time Cintas issued its senior notes in fiscal 2002, fiscal 2007 and fiscal 2008. The amortization of the interest rate lock agreements resulted in a credit to other comprehensive income of $191 and $69 for the three months ended November 30, 2008 and November 30, 2007, respectively and $383 and $138 for the six months ended November 30, 2008 and November 30, 2007, respectively.

To hedge the exposure of movements in the foreign currency rates, Cintas would use foreign currency hedges. These hedges would reduce the impact on cash flows from movements in the foreign currency exchange rates. Examples of foreign currency hedge instruments that Cintas may use are average rate options and forward contracts. At November 30, 2008, Cintas had $1,060 in average rate options included in accounts receivable and $582 in forward contracts included in current accrued liabilities. These instruments reduced our foreign currency exchange loss by $244 during the three months ended November 30, 2008.

7. Income Taxes

In the normal course of business, Cintas provides for uncertain tax positions and the related interest and adjusts its unrecognized tax benefits and accrued interest accordingly. During the three months ended November 30, 2008, unrecognized tax benefits related to continuing operations increased by approximately $1,032 and accrued interest increased by approximately $717.

CINTAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(In thousands except per share data)

All U.S. federal income tax returns are closed to audit through fiscal 2004. Cintas is currently in advanced stages of audits in certain foreign jurisdictions and certain domestic states. The years under audit cover fiscal years back to 2001. Based on the resolution of the various audits, it is reasonably possible that the balance of unrecognized tax benefits could decrease by $682 for the fiscal year ended May 31, 2009.

8. Comprehensive Income

Total comprehensive income represents the net change in shareholders’ equity during a period from sources other than transactions with shareholders and, as such, includes net income. For Cintas, the only components of total comprehensive income are the change in cumulative foreign currency translation adjustments, the change in the fair value of derivatives, the amortization of interest rate lock agreements and the change in the fair value of available-for-sale securities. The components of comprehensive income for the three and six month periods ended November 30, 2008, and November 30, 2007 are as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
	2008	2007	2008	2007
Net income	$71,838	$82,853	$150,474	$163,916
Other comprehensive income:
Foreign currency translation adjustment	(41,862)	13,138	(61,675)	15,951
Change in fair value of derivatives*	214	(3,873)	214	(3,873)
Amortization of interest rate lock agreements	191	69	383	138
Change in fair value of available-for-sale securities	139	7	156	152

Comprehensive income	$30,520	$92,194	$89,552	$176,284

*	Net of $126 and $2,304 of tax for the three and six month periods ended November 30, 2008, and November 30, 2007, respectively.

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

Cintas also is a defendant in a purported class action lawsuit, Mirna E. Serrano, et al. v. Cintas Corporation (Serrano), filed on May 10, 2004, and pending in the United States District Court, Eastern District of Michigan, Southern Division. The Serrano plaintiffs allege that Cintas discriminated against women in hiring into various service sales representative positions across all divisions of Cintas. On November 15, 2005, the Equal Employment Opportunity Commission (EEOC) intervened in the Serrano lawsuit. The Serrano plaintiffs seek injunctive relief, compensatory damages, punitive damages, attorneys’ fees and other remedies. Cintas is a defendant in another purported class action lawsuit, Blanca Nelly Avalos, et al. v. Cintas Corporation (Avalos), currently pending in the United States District Court, Eastern District of Michigan, Southern Division. Ms. Avalos’ claims have been dismissed, but her putative class complaint remains pending. The Avalos plaintiffs allege that Cintas discriminated against women, African-Americans and Hispanics in hiring into various service sales representative positions in Cintas’ Rental division only throughout the United States. The Avalos plaintiffs seek injunctive relief, compensatory damages, punitive damages, attorneys’ fees and other remedies. The claims in Avalos originally were brought in the previously disclosed lawsuit captioned Robert Ramirez, et al. v. Cintas Corporation (Ramirez), filed on January 20, 2004, in the United States District Court, Northern District of California, San Francisco Division. On April 27, 2005, the EEOC intervened in the claims asserted in Ramirez. On May 11, 2006, the Ramirez and Avalos African-American, Hispanic and female failure to hire into service sales representative positions claims and the EEOC’s intervention were consolidated for pretrial purposes with the Serrano case and transferred to the United States District Court for the Eastern District of Michigan, Southern Division. The consolidated case is known as Mirna E. Serrano/Blanca Nelly Avalos, et al. v. Cintas Corporation (Serrano/Avalos), and remains pending in the United States District Court, Eastern District of Michigan, Southern Division. On October 27, 2008, the United States District Court in the Eastern District of Michigan granted a summary judgment in favor of Cintas limiting the scope of the putative class in the Serrano lawsuit to female applicants for service sales representative positions at Cintas locations within the state of Michigan. Consequently, all claims brought by female applicants for service sales representative positions outside of the state of Michigan were dismissed. Similarly, any claims brought by the EEOC on behalf of similarly situated female applicants outside of the state of Michigan have also been dismissed from the Serrano lawsuit. Irrespective of this ruling, no determinations have been made in Serrano/Avalos as to class certification. There can be no assurance as to whether a class will be certified or, if a class is certified, as to the geographic or other scope of such class. The non-service sales representative hiring claims in the previously disclosed Ramirez case that have not been dismissed remain pending in the Northern District of California, San Francisco Division, but were ordered to arbitration and stayed pending the completion of arbitration. The Ramirez

CINTAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(In thousands except per share data)

purported class action claims currently in arbitration include allegations that Cintas failed to promote Hispanics into supervisory positions, discriminated against African-Americans and Hispanics in service sales representative route assignments and discriminated against African-Americans in hourly pay in Cintas’ Rental division only throughout the United States. The Ramirez plaintiffs seek injunctive relief, compensatory damages, punitive damages, attorneys’ fees and other remedies. No filings or determinations have been made in Ramirez as to class certification. There can be no assurance as to whether a class will be certified or, if a class is certified, as to the geographic or other scope of such class. On February 24, 2006, a motion to intervene in Serrano was filed by intervening plaintiffs Colleen Grindle, et al., on behalf of a subclass of female employees at Cintas’ Perrysburg, Ohio, rental location who allegedly were denied hire, promotion or transfer to service sales representative positions. On March 24, 2006, the plaintiffs Colleen Grindle, et al., withdrew their motion to intervene without prejudice. On February 20, 2007, the plaintiffs Colleen Grindle, et al., filed a separate lawsuit in the Court of Common Pleas, Wood County, Ohio, captioned Colleen Grindle, et al. v. Cintas Corporation (Grindle), on behalf of a class of female employees at Cintas’ Perrysburg, Ohio, location who allegedly were denied hire, promotion or transfer to service sales representative positions on the basis of their gender. The Grindle plaintiffs seek injunctive relief, compensatory damages, punitive damages, attorneys’ fees and other remedies. The Grindle case is stayed pending the class certification proceedings in Serrano. No filings or determinations have been made in Grindle as to class certification. There can be no assurance as to whether a class will be certified or, if a class is certified, as to the geographic or other scope of such class. In addition, a class action lawsuit, Larry Houston, et al. v. Cintas Corporation (Houston), was filed on August 3, 2005, in the United States District Court for the Northern District of California on behalf of African-American managers alleging racial discrimination. On November 22, 2005, the court entered an order requiring the named plaintiffs in the Houston lawsuit to arbitrate all of their claims for monetary damages.

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

	Rental Uniforms & Ancillary Products	Uniform Direct Sales	First Aid, Safety & Fire Protection	Document Management	Corporate	Total
For the three months ended November 30, 2008
Revenue	$711,454	$120,035	$100,490	$ 53,205	$—	$985,184

Income (loss) before income taxes	$108,370	$9,237	$7,668	$ 5,117	$(11,938)	$118,454

For the three months ended November 30, 2007
Revenue	$708,845	$134,455	$99,153	$ 41,412	$—	$983,865

Income (loss) before income taxes	$117,999	$15,750	$7,346	$ 4,348	$(11,197)	$134,246

As of and for the six months ended November 30, 2008
Revenue	$1,432,827	$237,518	$209,022	$107,996	$—	$1,987,363

Income (loss) before income taxes	$215,429	$21,240	$19,018	$ 12,493	$(23,904)	$244,276

Total assets	$2,651,964	$179,405	$348,675	$459,401	$127,346	$3,766,791

As of and for the six months ended November 30, 2007
Revenue	$1,419,199	$253,260	$201,409	$ 79,125	$—	$1,952,993

Income (loss) before income taxes	$232,792	$26,877	$17,967	$ 8,469	$(22,572)	$263,533

Total assets	$2,622,562	$191,910	$340,453	$390,390	$154,267	$3,699,582

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

As allowed by SEC rules, the following condensed consolidating financial statements are provided as an alternative to filing separate financial statements of the guarantors. Each of the subsidiaries presented in the condensed consolidating financial statements has been fully consolidated in Cintas’ consolidated financial statements. The condensed consolidating financial statements should be read in conjunction with the consolidated financial statements of Cintas and notes thereto of which this note is an integral part.

Condensed consolidating financial statements for Cintas, Corp. 2, the subsidiary guarantors and non-guarantors are presented on the following pages:

CONDENSED CONSOLIDATING INCOME STATEMENT

Three Months Ended November 30, 2008

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated
Revenue:
Rental uniforms and ancillary products	$—	$549,512	$148,250	$43,663	$(29,971)	$711,454
Other services	—	351,469	116,512	15,498	(209,749)	273,730
Equity in net income of affiliates	71,838	—	—	—	(71,838)	—

	71,838	900,981	264,762	59,161	(311,558)	985,184
Costs and expenses (income):
Cost of rental uniforms and ancillary products	—	328,961	86,890	26,591	(40,828)	401,614
Cost of other services	—	259,022	102,553	9,536	(202,541)	168,570
Selling and administrative expenses	—	250,703	20,319	13,881	(295)	284,608

Operating income	71,838	62,295	55,000	9,153	(67,894)	130,392

Interest income	—	—	(193)	(637)	—	(830)
Interest expense (income)	—	13,303	(535)	—	—	12,768

Income before income taxes	71,838	48,992	55,728	9,790	(67,894)	118,454
Income taxes	—	16,136	27,717	2,763	—	46,616

Net income	$71,838	$32,856	$28,011	$7,027	$(67,894)	$71,838

CONDENSED CONSOLIDATING INCOME STATEMENT

Three Months Ended November 30, 2007

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated
Revenue:
Rental uniforms and ancillary products	$—	$513,329	$144,415	$51,369	$(268)	$708,845
Other services	—	356,308	143,889	17,282	(242,459)	275,020
Equity in net income of affiliates	82,853	—	—	—	(82,853)	—

	82,853	869,637	288,304	68,651	(325,580)	983,865
Costs and expenses (income):
Cost of rental uniforms and ancillary products	—	318,055	87,279	29,674	(42,797)	392,211
Cost of other services	—	238,888	120,862	10,978	(199,642)	171,086
Selling and administrative expenses	—	217,932	42,766	15,648	(1,221)	275,125

Operating income	82,853	94,762	37,397	12,351	(81,920)	145,443

Interest income	—	—	(500)	(1,296)	—	(1,796)
Interest expense (income)	—	12,998	(1,595)	1,590	—	12,993

Income before income taxes	82,853	81,764	39,492	12,057	(81,920)	134,246
Income taxes	—	31,735	15,285	4,373	—	51,393

Net income	$82,853	$50,029	$24,207	$7,684	$(81,920)	$82,853

CONDENSED CONSOLIDATING INCOME STATEMENT

Six Months Ended November 30, 2008

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated
Revenue:
Rental uniforms and ancillary products	$—	$1,086,280	$298,321	$93,927	$(45,701)	$1,432,827
Other services	—	710,648	237,643	32,152	(425,907)	554,536
Equity in net income of affiliates	150,474	—	—	—	(150,474)	—

	150,474	1,796,928	535,964	126,079	(622,082)	1,987,363
Costs and expenses (income):
Cost of rental uniforms and ancillary products	—	655,838	179,780	56,873	(83,587)	808,904
Cost of other services	—	503,733	208,633	19,974	(393,964)	338,376
Selling and administrative expenses	—	537,893	4,123	30,704	(817)	571,903

Operating income	150,474	99,464	143,428	18,528	(143,714)	268,180

Interest income	—	—	(441)	(1,454)	—	(1,895)
Interest expense (income)	—	26,768	(972)	3	—	25,799

Income before income taxes	150,474	72,696	144,841	19,979	(143,714)	244,276
Income taxes	—	25,376	62,455	5,971	—	93,802

Net income	$150,474	$47,320	$82,386	$14,008	$(143,714)	$150,474

CONDENSED CONSOLIDATING INCOME STATEMENT

Six Months Ended November 30, 2007

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated
Revenue:
Rental uniforms and ancillary products	$—	$1,031,292	$289,695	$98,720	$(508)	$1,419,199
Other services	—	703,195	281,694	30,423	(481,518)	533,794
Equity in net income of affiliates	163,916	—	—	—	(163,916)	—

	163,916	1,734,487	571,389	129,143	(645,942)	1,952,993
Costs and expenses (income):
Cost of rental uniforms and ancillary products	—	639,328	174,236	57,531	(87,394)	783,701
Cost of other services	—	467,628	238,638	19,395	(394,309)	331,352
Selling and administrative expenses	—	435,157	91,744	27,575	(2,641)	551,835

Operating income	163,916	192,374	66,771	24,642	(161,598)	286,105

Interest income	—	—	(833)	(2,425)	—	(3,258)
Interest expense (income)	—	25,867	(3,113)	3,076	—	25,830

Income before income taxes	163,916	166,507	70,717	23,991	(161,598)	263,533
Income taxes	—	63,863	27,123	8,631	—	99,617

Net income	$163,916	$102,644	$43,594	$15,360	$(161,598)	$163,916

CONDENSED CONSOLIDATING BALANCE SHEET

As of November 30, 2008

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$37,363	$6,415	$18,635	$—	$62,413
Marketable securities	—	—	—	64,933	—	64,933
Accounts receivable, net	—	317,764	109,018	23,344	(16,295)	433,831
Inventories, net	—	224,867	21,489	7,861	(2,353)	251,864
Uniforms and other rental items in service	—	290,577	86,513	20,010	(25,357)	371,743
Deferred income tax asset (liability)	—	—	46,600	(1,779)	—	44,821
Prepaid expenses	—	4,891	9,839	946	—	15,676

Total current assets	—	875,462	279,874	133,950	(44,005)	1,245,281

Property and equipment, at cost, net	—	674,184	260,646	47,501	—	982,331

Goodwill	—	—	1,291,493	28,755	—	1,320,248
Service contracts, net	—	132,551	2,108	3,484	—	138,143
Other assets, net	1,868,141	1,605,360	1,779,041	276,338	(5,448,092)	80,788

	$1,868,141	$3,287,557	$3,613,162	$490,028	$(5,492,097)	$3,766,791

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts (receivable) payable	$(465,247)	$275,912	$305,472	$(47,548)	$32,471	$101,060
Accrued compensation and related liabilities	—	26,545	13,137	1,788	—	41,470
Accrued liabilities	—	40,885	142,179	6,475	(45)	189,494
Current income taxes payable (receivable)	—	7,639	(13,154)	(2,747)	—	(8,262)
Long-term debt due within one year	—	730	325	—	(219)	836

Total current liabilities	(465,247)	351,711	447,959	(42,032)	32,207	324,598

Long-term liabilities:
Long-term debt due after one year	—	879,414	840	20,879	(31,412)	869,721
Deferred income taxes	—	—	121,700	4,579	—	126,279
Accrued liabilities	—	—	121,447	—	—	121,447

Total long-term liabilities	—	879,414	243,987	25,458	(31,412)	1,117,447

Total shareholders’ equity	2,333,388	2,056,432	2,921,216	506,602	(5,492,892)	2,324,746

	$1,868,141	$3,287,557	$3,613,162	$490,028	$(5,492,097)	$3,766,791

CONDENSED CONSOLIDATING BALANCE SHEET

As of May 31, 2008

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$37,472	$7,851	$20,901	$—	$66,224
Marketable securities	—	—	—	125,471	—	125,471
Accounts receivable, net	—	313,050	119,592	28,703	(31,267)	430,078
Inventories, net	—	218,109	18,349	8,928	(6,717)	238,669
Uniforms and other rental items in service	—	288,493	85,753	23,923	(27,753)	370,416
Deferred income tax asset (liability)	—	—	41,664	(2,254)	—	39,410
Prepaid expenses	—	5,048	5,876	1,144	—	12,068

Total current assets	—	862,172	279,085	206,816	(65,737)	1,282,336

Property and equipment, at cost, net	—	678,239	236,519	59,817	—	974,575

Goodwill	—	—	1,279,819	35,750	—	1,315,569
Service contracts, net	—	145,115	2,612	5,030	—	152,757
Other assets, net	1,736,604	1,608,496	1,751,433	369,232	(5,382,401)	83,364

	$1,736,604	$3,294,022	$3,549,468	$676,645	$(5,448,138)	$3,808,601

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts (receivable) payable	$(465,247)	$292,027	$255,399	$(6,000)	$18,576	$94,755
Accrued compensation and related liabilities	—	29,919	18,210	2,476	—	50,605
Accrued liabilities	—	54,260	146,669	7,916	(920)	207,925
Current income taxes (receivable) payable	—	340	12,686	(139)	—	12,887
Long-term debt due within one year	—	698	574	—	(202)	1,070

Total current liabilities	(465,247)	377,244	433,538	4,253	17,454	367,242

Long-term liabilities:
Long-term debt due after one year	—	952,595	893	27,213	(37,965)	942,736
Deferred income taxes	—	—	118,479	5,705	—	124,184
Accrued liabilities	—	—	120,308	—	—	120,308

Total long-term liabilities	—	952,595	239,680	32,918	(37,965)	1,187,228

Total shareholders’ equity	2,201,851	1,964,183	2,876,250	639,474	(5,427,627)	2,254,131

	$1,736,604	$3,294,022	$3,549,468	$676,645	$(5,448,138)	$3,808,601

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended November 30, 2008

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated
Cash flows from operating activities:
Net income	$150,474	$47,320	$82,386	$14,008	$(143,714)	$150,474
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	—	49,517	24,689	4,166	—	78,372
Amortization of deferred charges	—	20,009	591	922	—	21,522
Stock-based compensation	6,911	—	—	—	—	6,911
Deferred income taxes	—	—	(1,840)	—	—	(1,840)
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	—	(3,470)	10,575	(197)	(14,972)	(8,064)
Inventories, net	—	(6,742)	(3,140)	(923)	(4,364)	(15,169)
Uniforms and other rental items in service	—	(2,162)	(762)	(917)	(2,396)	(6,237)
Prepaid expenses	—	154	(3,906)	(47)	—	(3,799)
Accounts payable	—	(4,987)	39,053	(48,470)	13,895	(509)
Accrued compensation and related liabilities	—	(3,364)	(5,073)	(248)	—	(8,685)
Accrued liabilities and other	—	(13,779)	(3,351)	(145)	875	(16,400)
Income taxes payable	—	7,393	(25,840)	(2,988)	—	(21,435)

Net cash provided by (used in) operating activities	157,385	89,889	113,382	(34,839)	(150,676)	175,141

Cash flows from investing activities:
Capital expenditures	—	(43,512)	(48,925)	(3,520)	—	(95,957)
Proceeds from sale or redemption of marketable securities	—	—	—	61,662	—	61,662
Purchase of marketable securities and investments	—	(805)	61,256	(20,977)	(62,696)	(23,222)
Acquisitions of businesses, net of cash acquired	—	(18,331)	—	—	—	(18,331)
Other	(131,538)	45,866	(120,787)	(24)	206,836	353

Net cash (used in) provided by investing activities	(131,538)	(16,782)	(108,456)	37,141	144,140	(75,495)

Cash flows from financing activities:
Proceeds from issuance of debt	—	7,500	—	—	—	7,500
Repayment of debt	—	(80,649)	(6,636)	—	6,536	(80,749)
Repurchase of common stock	(25,847)	—	—	—	—	(25,847)
Other	—	383	274	(244)	—	413

Net cash (used in) provided by financing activities	(25,847)	(72,766)	(6,362)	(244)	6,536	(98,683)

Effect of exchange rate changes on cash and cash equivalents	—	(450)	—	(4,324)	—	(4,774)

Net decrease in cash and cash equivalents	—	(109)	(1,436)	(2,266)	—	(3,811)
Cash and cash equivalents at beginning of period	—	37,472	7,851	20,901	—	66,224

Cash and cash equivalents at end of period	$—	$37,363	$6,415	$18,635	$—	$62,413

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended November 30, 2007

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated
Cash flows from operating activities:
Net income	$163,916	$102,644	$43,594	$15,360	$(161,598)	$163,916
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	—	45,241	22,986	4,044	—	72,271
Amortization of deferred charges	—	19,627	675	1,039	—	21,341
Stock-based compensation	4,809	—	—	—	—	4,809
Deferred income taxes	—	—	3,626	—	—	3,626
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	—	(8,028)	802	(1,178)	188	(8,216)
Inventories, net	—	(9,240)	4,479	(520)	(1,438)	(6,719)
Uniforms and other rental items in service	—	(13,514)	(2,834)	(194)	(880)	(17,422)
Prepaid expenses	—	162	(329)	(286)	—	(453)
Accounts payable	—	(188,490)	188,714	9,813	(1,266)	8,771
Accrued compensation and related liabilities	—	(13,786)	(7,369)	(1,095)	—	(22,250)
Accrued liabilities and other	—	(12,726)	(6,660)	(472)	889	(18,969)
Income taxes payable	—	6,286	62,460	(333)	—	68,413

Net cash provided by (used in) operating activities	168,725	(71,824)	310,144	26,178	(164,105)	269,118

Cash flows from investing activities:
Capital expenditures	—	(57,966)	(31,642)	(3,599)	—	(93,207)
Proceeds from sale or redemption of marketable securities	—	—	34,254	7,676	—	41,930
Purchase of marketable securities and investments	—	(2,431)	(23,659)	(12,562)	15,791	(22,861)
Acquisitions of businesses, net of cash acquired	—	(46,655)	—	(9,376)	—	(56,031)
Other	18,747	109,701	(277,667)	68	149,883	732

Net cash provided by (used in) investing activities	18,747	2,649	(298,714)	(17,793)	165,674	(129,437)

Cash flows from financing activities:
Proceeds from issuance of debt	—	296,000	—	—	—	296,000
Repayment of debt	—	(225,476)	(1,373)	—	(1,569)	(228,418)
Stock options exercised	7,752	—	—	—	—	7,752
Repurchase of common stock	(191,479)	—	—	—	—	(191,479)
Other	(3,745)	138	—	(193)	—	(3,800)

Net cash (used in) provided by financing activities	(187,472)	70,662	(1,373)	(193)	(1,569)	(119,945)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	1,544	—	1,544

Net increase (decrease) in cash and cash equivalents	—	1,487	10,057	9,736	—	21,280
Cash and cash equivalents at beginning of period	—	33,949	(24,834)	26,245	—	35,360

Cash and cash equivalents at end of period	$—	$35,436	$(14,777)	$35,981	$—	$56,640

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

RESULTS OF OPERATIONS

Cintas classifies its businesses into four operating segments in accordance with the criteria set forth in Financial Accounting Standards Board (FASB) Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. The Rental Uniforms and Ancillary Products operating segment reflects the rental and servicing of uniforms and other garments, mats, mops and shop towels and other ancillary items. In addition to these rental items, restroom and hygiene products and services are also provided within this operating segment. The Uniform Direct Sales operating segment consists of the direct sale of uniforms and related items and branded promotional products. The First Aid, Safety and Fire Protection Services operating segment consists of first aid, safety and fire protection products and services. The Document Management Services operating segment consists of document destruction, document imaging and document retention services. Revenue and income before income taxes for each of these operating segments for the three and six month periods ended November 30, 2008 and November 30, 2007, are presented in Note 10 entitled Segment Information of “Notes to Consolidated Condensed Financial Statements.”

New Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (FAS 157), which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosure requirements about fair value measurements. FASB Staff

Position 157-2 delayed the effective date of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Cintas adopted FAS 157 on June 1, 2008, as required. The adoption of FAS 157 for our financial assets and liabilities did not have a material impact on Cintas’ results of operations or financial condition. Cintas’ adoption of FAS 157 is more fully described in Note 3 entitled Fair Value Measurements of “Notes to Consolidated Condensed Financial Statements.”

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

Three Months Ended November 30, 2008 Compared to Three Months Ended November 30, 2007

Total revenue increased 0.1% for the three months ended November 30, 2008, over the same period in the prior fiscal year from $983.9 million to $985.2 million. Acquisitions in our First Aid, Safety and Fire Protection Services operating segment and our Document Management Services operating segment accounted for growth of 0.8% during the quarter. This growth was mostly offset by an internal growth of -0.7%.

Rental Uniforms and Ancillary Products revenue increased 0.4% for the three months ended November 30, 2008, over the same period in the prior fiscal year from $708.8 million to $711.5 million. Internal growth accounted for the entire increase as a result of the sale of new rental programs to customers, offset by lost business.

Other Services revenue, consisting of revenue from the reportable operating segments of Uniform Direct Sales, First Aid, Safety and Fire Protection Services and Document Management Services, decreased 0.5% for the three months ended November 30, 2008, over the same period in the prior fiscal year from $275.0 million to $273.7 million. Acquisitions in our First Aid, Safety and Fire Protection Services operating segment and our Document Management Services operating segment accounted for growth of 3.0% during the quarter. This growth was mostly offset by an internal growth of -3.5%. This internal growth rate was negative during the quarter primarily as a result of decreased Uniform Direct Sales operating segment revenue, which decreased 10.7%.

Cost of rental uniforms and ancillary products consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other rental items. Cost of rental uniforms and ancillary products increased $9.4 million, or 2.4%, for the three months ended November 30, 2008, as compared to the three months ended November 30, 2007. This increase included a $2.2 million increase in energy related costs and a $3.0 million increase in the cost of hangers. The increase in Rental Uniforms and Ancillary Products revenue also caused a slight increase in the cost of rental uniforms and ancillary products.

Cost of other services consists primarily of cost of goods sold (predominantly uniforms and first aid products), delivery expenses and distribution expenses in the Uniform Direct Sales operating segment, the First Aid, Safety and Fire Protection Services operating segment and the Document Management Services operating segment. Cost of other services decreased $2.5 million, or 1.5%, for the three months ended November 30, 2008, as compared to the three months ended November 30, 2007. This decrease was due to decreased Other Services sales volume and a change in the mix of Other Services revenue from the lower gross margin producing revenues of Uniform Direct Sales to the higher gross margin producing revenues of Document Management Services revenue and First Aid, Safety and Fire Protection Services revenue.

Selling and administrative expenses increased $9.5 million, or 3.4%, for the three months ended November 30, 2008, as compared to the three months ended November 30, 2007. Medical costs increased by $8.0 million over the same period in the prior fiscal year reflecting continued rising costs in the healthcare industry and additional claims incurred. In addition, bad debt expense increased by $1.3 million.

Net interest expense (interest expense less interest income) was $11.9 million for the three months ended November 30, 2008, which is relatively consistent with the $11.2 million for the same period in the prior fiscal year.

Cintas’ effective tax rate was 39.4% for the three months ended November 30, 2008, compared to 38.3% for the prior year period, reflecting the reserve requirements of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.

Net income decreased $11.0 million, or 13.3%, for the three months ended November 30, 2008, from the same period in the prior fiscal year. Diluted earnings per share were $0.47 for the three months ended November 30, 2008, which was a decrease of 11.3% compared to the same period in the prior fiscal year. The decreased net income and diluted earnings per share are due primarily to a combination of increases, as described previously, in energy related costs, costs of hangers, medical costs, bad debt expense and the higher effective tax rate for the quarter.

Rental Uniforms and Ancillary Products Operating Segment

Three Months Ended November 30, 2008 Compared to Three Months Ended November 30, 2007

As discussed above, Rental Uniforms and Ancillary Products revenue increased from $708.8 million to $711.5 million, or 0.4%, and the cost of rental uniforms and ancillary products increased $9.4 million, or 2.4%. The operating segment’s gross margin was $309.8 million, or 43.6% of revenue. This gross margin percent to sales of 43.6% was lower than last fiscal year’s second quarter of 44.7% mainly due to increased energy related costs and hanger costs. Energy related costs include natural gas, electric and gas, and they increased a combined 30 basis points over last year’s second quarter. Hanger costs increased 40 basis points primarily as a result of an import tariff imposed by the U.S. government on hangers produced in China.

Selling and administrative expenses as a percent of revenue, at 28.3%, increased 30 basis points compared to the second quarter of the prior fiscal year. This increase is due to a 20 basis point increase in medical expenses and a 10 basis point increase in bad debt expense.

Income before income taxes decreased $9.6 million to $108.4 million for the Rental Uniforms and Ancillary Products operating segment for the period compared to the same period last fiscal year. Income before income taxes was 15.2% of the operating segment’s revenue, which is a 140 basis point decrease compared to the second quarter of the prior fiscal year. This is primarily due to the increased energy related costs, hanger costs, medical costs and bad debt expense as indicated above.

Uniform Direct Sales Operating Segment

Three Months Ended November 30, 2008 Compared to Three Months Ended November 30, 2007

Uniform Direct Sales operating segment revenue decreased from $134.5 million to $120.0 million, or 10.7%, for the three months ended November 30, 2008, over the same period in the prior fiscal year. There were no acquisitions in the Uniform Direct Sales operating segment during the three months ended November 30, 2008.

Cost of uniform direct sales decreased $8.0 million, or 8.7%, for the three months ended November 30, 2008, due to decreased Uniform Direct Sales volume. The gross margin as a percent of revenue was 30.7% for the quarter ended November 30, 2008, which was a 150 basis point decrease over the same period in the prior fiscal year. This decrease is due to the decrease in Uniform Direct Sales volume.

Selling and administrative expenses as a percent of revenue, at 23.0%, increased 250 basis points compared to the second quarter of the prior fiscal year. This increase is mainly due to the drop in Uniform Direct Sales volume and in part due to higher bad debt expense, which increased approximately 50 basis points over last fiscal year’s second quarter.

Income before income taxes decreased $6.5 million to $9.2 million for the Uniform Direct Sales operating segment for the period compared to the same period in the prior fiscal year. Income before income taxes was 7.7% of the operating segment’s revenue compared to 11.7% for the same period last fiscal year. This decrease in income before income taxes is primarily due to the decrease in Uniform Direct Sales revenue.

First Aid, Safety and Fire Protection Services Operating Segment

Three Months Ended November 30, 2008 Compared to Three Months Ended November 30, 2007

First Aid, Safety and Fire Protection Services operating segment revenue increased from $99.2 million to $100.5 million, or 1.3% for the three months ended November 30, 2008. The growth from acquisitions was partially offset by internal growth of -0.5%.

Cost of first aid, safety and fire protection services decreased $0.7 million, or 1.1%, for the three months ended November 30, 2008. Gross margin for the First Aid, Safety and Fire Protection Services operating segment is defined as revenue less cost of goods, warehouse expenses, service expenses and training expenses. The gross margin as a percent of revenue was 40.2% for the quarter ended November 30, 2008, which is a 150 basis point increase compared to the gross margin percentage in the second quarter of the prior fiscal year. This increase is due to better utilization of fire installation labor and a change in the mix of revenue from the lower gross margin producing revenues of fire system installation revenues and national account first aid and safety programs to the higher gross margin producing revenues of fire test and inspection services and first aid services.

Selling and administrative expenses as a percent of revenue, at 32.6%, increased 130 basis points compared to the second quarter of the prior fiscal year. This increase is due to increased selling expenses associated with the development of our Fire Protection Services sales force.

Income before income taxes for the First Aid, Safety and Fire Protection Services operating segment increased $0.3 million to $7.7 million for the period compared to the same period of the prior fiscal year. Income before income taxes was 7.6% of the operating segment’s revenue, which is a 20 basis point increase compared to the second quarter of the prior fiscal year as a result of the various items described above.

Document Management Services Operating Segment

Three Months Ended November 30, 2008 Compared to Three Months Ended November 30, 2007

Document Management Services operating segment revenue increased from $41.4 million to $53.2 million, or 28.5% for the three months ended November 30, 2008, over the same period in the prior fiscal year. Acquisitions in this segment accounted for growth of 15.5% during the quarter. This operating segment’s internal growth for the period was 13.0% over the same period in the prior fiscal year. The internal growth was primarily due to the sale of shredding services to new customers and existing customers at Cintas’ other segments.

Cost of document management services increased $6.1 million, or 31.9%, for the three months ended November 30, 2008, due to increased Document Management Services operating segment sales volume. Gross margin for the Document Management Services operating segment is defined as revenue less production and service costs. The gross margin as a percent of revenue was 52.4% for the quarter ended November 30, 2008, which is a 120 basis point decrease compared to the gross margin percentage in the second quarter of the prior fiscal year. This decrease is due in part to a 63 basis point increase in energy related costs.

Selling and administrative expenses as a percent of revenue, at 42.8%, decreased 30 basis points compared to the second quarter of the prior fiscal year. This decrease is due to improved scale of administrative functions resulting from the operating segment’s increased sales volume.

Income before income taxes for the Document Management Services operating segment increased $0.8 million to $5.1 million for the period compared to the same period in the prior fiscal year. Income before income taxes was 9.6% of the operating segment’s revenue, which is a 90 basis point decrease over the operating segment’s revenue for the same period last fiscal year, primarily as a result of the increase in energy related costs described above.

Six Months Ended November 30, 2008 Compared to Six Months Ended November 30, 2007

Total revenue increased 1.8% for the six months ended November 30, 2008, over the same period in the prior fiscal year from $1.95 billion to $1.99 billion. Internal growth accounted for 1.6% of this increase. The remaining growth was derived through acquisitions in our First Aid, Safety and Fire Protection Services operating segment and our Document Management Services operating segment.

Rental Uniforms and Ancillary Products revenue increased 1.0% for the six months ended November 30, 2008, over the same period in the prior fiscal year from $1.42 billion to $1.43 billion. Internal growth was 1.7% for the six month period, primarily as a result of the sale of new rental programs to customers, offset by lost business. The difference between the internal growth of 1.7% and the total growth of 1.0% represents the adjustment caused by one fewer work day in the six month period ended November 30, 2008 compared to the six month period ended November 30, 2007.

Other Services revenue, consisting of revenue from the reportable operating segments of Uniform Direct Sales, First Aid, Safety and Fire Protection Services and Document Management Services, increased 3.9% for the six months ended November 30, 2008, over the same period in the prior fiscal year from $533.8 million to $554.5 million. Internal growth accounted for 1.1% of this increase. Internal growth was generated primarily through the increased sales of first aid, safety and fire protection products and services and document management services to new customers and existing customers at Cintas’ other segments. Acquisitions of first aid, safety and fire protection businesses and document management businesses accounted for growth of 3.6%. The Other Services revenue growth rate was negatively impacted by 0.8% by one fewer work day in the six month period ended November 30, 2008 compared to the six month period ended November 30, 2007.

Cost of rental uniforms and ancillary products consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other rental items. Cost of rental uniforms and ancillary products increased $25.2 million, or 3.2%, for the six months ended November 30, 2008, as compared to the six months ended November 30, 2007. This increase was mainly due to increased Rental Uniforms and Ancillary Products operating segment revenue, a $10.5 million increase in energy costs and a $6.2 million increase in hanger costs.

Cost of other services consists primarily of cost of goods sold (predominantly uniforms and first aid products), delivery expenses and distribution expenses in the Uniform Direct Sales operating segment, the First Aid, Safety and Fire Protection Services operating segment and the Document Management Services operating segment. Cost of other services increased $7.0 million, or 2.1%, for the six months ended November 30, 2008, as compared to the six months ended November 30, 2007. This increase was mainly due to increased Other Services sales volume.

Selling and administrative expenses increased $20.1 million, or 3.6%, for the six months ended November 30, 2008, as compared to the six months ended November 30, 2007. Medical costs increased by $15.3 million over the same period in the prior fiscal year reflecting continued rising costs in the healthcare industry and additional claims incurred. In addition, bad debt expense increased by $3.4 million.

Net interest expense (interest expense less interest income) was $23.9 million for the six months ended November 30, 2008, compared to $22.6 million for the same period in the prior fiscal year. This increase in net interest expense is primarily due to the increased level of borrowing used to fund acquisitions and to fund the share buybacks during our first quarter.

Cintas’ effective tax rate was 38.4% for the six months ended November 30, 2008, compared to 37.8% for the prior year period, reflecting the reserve requirements of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.

Net income decreased 8.2% for the six months ended November 30, 2008, from the same period in the prior fiscal year. Diluted earnings per share decreased 5.8% for the six months ended November 30, 2008, compared to the same period in the prior fiscal year. The decreased net income and diluted earnings per share are due to a combination of increases, as described previously, in energy related costs, costs of hangers, medical costs, bad debt expense and the higher effective tax rate for the period.

Rental Uniforms and Ancillary Products Operating Segment

Six Months Ended November 30, 2008 Compared to Six Months Ended November 30, 2007

As discussed above, Rental Uniforms and Ancillary Products revenue increased from $1.42 billion to $1.43 billion, or 1.0%, and the cost of rental uniforms and ancillary products increased $25.2 million, or 3.2%. The operating segment’s gross margin was $623.9 million, or 43.5% of revenue. This gross margin percent to sales of 43.5% was lower than the 44.8% in the same period in the prior fiscal year mainly due to increased energy related costs and hanger costs. Energy related costs include natural gas, electric and gas, and they increased a combined 70 basis points over the same period in the prior fiscal year. Hanger costs increased 40 basis points primarily as a result of an import tariff imposed by the U.S. government on hangers produced in China.

Selling and administrative expenses in the Rental Uniforms and Ancillary Products operating segment as a percent to sales, at 28.5%, remained relatively consistent with the same period of the prior fiscal year.

Income before income taxes decreased $17.4 million to $215.4 million for the Rental Uniforms and Ancillary Products operating segment for the period. Income before income taxes was 15.0% of the operating segment’s revenue, which is a 140 basis point decrease compared to the same period in the prior fiscal year. This is primarily due to the increased energy related costs and hanger costs indicated above.

Uniform Direct Sales Operating Segment

Six Months Ended November 30, 2008 Compared to Six Months Ended November 30, 2007

Uniform Direct Sales operating segment revenue decreased from $253.3 million to $237.5 million, or 6.2%, for the six months ended November 30, 2008, over the same period in the prior fiscal year. There were no acquisitions in the Uniform Direct Sales operating segment during the six months ended November 30, 2008.

Cost of uniform direct sales decreased $10.2 million, or 5.9%, for the six months ended November 30, 2008, due to decreased Uniform Direct Sales volume. The gross margin as a percent of revenue was 31.3% for the quarter ended November 30, 2008, which was a 20 basis point decrease over the same period in the prior fiscal year. This decrease in gross margin as a percent of revenue is due to the lower Uniform Direct Sales volume.

Selling and administrative expenses as a percent of revenue, at 22.3%, increased 140 basis points for the six months ended November 30, 2008, compared to the same period in the prior fiscal year. This increase is mainly due to the drop in Uniform Direct Sales volume and in part due to higher bad debt expense, which increased approximately 46 basis points over last fiscal year’s second quarter.

Income before income taxes decreased $5.6 million to $21.2 million for the Uniform Direct Sales operating segment for the period compared to the same period in the prior fiscal year. Income before income taxes was 8.9% of the operating segment’s revenue, which is a 170 basis point decrease compared to the same period in the prior fiscal year. This decrease is primarily due to the decreased Uniform Direct Sales volume.

First Aid, Safety and Fire Protection Services Operating Segment

Six Months Ended November 30, 2008 Compared to Six Months Ended November 30, 2007

First Aid, Safety and Fire Protection Services operating segment revenue increased from $201.4 million to $209.0 million, or 3.8% for the six months ended November 30, 2008. This operating segment’s internal growth for the period was 2.5% over the same period last fiscal year. Acquisitions of first aid, safety and fire protection businesses accounted for growth of 2.1%. The First Aid, Safety and Fire Protection Services operating segment revenue growth rate was negatively impacted by 0.8% by one fewer work day in the six month period ended November 30, 2008 compared to the six month period ended November 30, 2007.

Cost of first aid, safety and fire protection services increased $3.3 million, or 2.7%, for the six months ended November 30, 2008, due to increased First Aid, Safety and Fire Protection Services volume. Gross margin for the First Aid, Safety and Fire Protection Services operating segment is defined as revenue less cost of goods, warehouse expenses, service expenses and training expenses. The gross margin as a percent of revenue was 40.5% for the six months ended November 30, 2008, which is a 70 basis point increase compared to the gross margin percentage in the prior fiscal year. This increase is due to better utilization of fire installation labor and a change in the mix of revenue from the lower gross margin producing revenues of fire system installation revenues and national account first aid and safety programs to the higher gross margin producing revenues of fire test and inspection services and first aid services.

Selling and administrative expenses as a percent of revenue, at 31.4%, increased 50 basis points for the six months ended November 30, 2008, compared to the same period in the prior fiscal year. This increase is due to increased selling expenses associated with the development of our Fire Protection Services sales force.

Income before income taxes for the First Aid, Safety and Fire Protection Services operating segment increased $1.1 million to $19.0 million for the period compared to the same period of the prior fiscal year. Income before income taxes was 9.1% of the operating segment’s revenue, which is a 20 basis point increase compared to the same period in the prior fiscal year as a result of the various items described above.

Document Management Services Operating Segment

Six Months Ended November 30, 2008 Compared to Six Months Ended November 30, 2007

Document Management Services operating segment revenue increased from $79.1 million to $108.0 million, or 36.5% for the six months ended November 30, 2008, over the same period in the prior fiscal year. This operating segment’s internal growth for the period was 18.9% over the same period in the prior fiscal year. The internal growth was primarily due to the sale of shredding services to new customers and favorable recycled paper prices relative to last fiscal year. Acquisitions of document management businesses accounted for growth of 18.6%. The Document Management Services operating segment revenue growth rate was negatively impacted by 1.0% by one fewer work day in the six month period ended November 30, 2008 compared to the six month period ended November 30, 2007.

Cost of document management services increased $13.9 million, or 37.9%, for the six months ended November 30, 2008, due to increased Document Management Services operating segment sales volume. Gross margin for the Document Management Services operating segment is defined as revenue less production and service costs. The gross margin as a percent of revenue was 53.1% for the quarter ended November 30, 2008, which is a 50 basis point decrease over the gross margin percentage in the second quarter of the prior fiscal year. This decrease is due to a 120 basis point increase in energy related costs.

Selling and administrative expenses as a percent of revenue, at 41.6%, decreased 130 basis points for the six months ended November 30, 2008, compared to the same period in the prior fiscal year. This decrease is due to improved scale of administrative functions resulting from the operating segment’s increased sales volume.

Income before income taxes for the Document Management Services operating segment increased $4.0 million to $12.5 million for the period compared to the same period in the prior fiscal year. Income before income taxes was 11.6% of the operating segment’s revenue, which is a 90 basis point improvement over the operating segment’s revenue for the same period last fiscal year, primarily as a result of the operating segment’s increased sales volume.

Liquidity and Capital Resources

At November 30, 2008, Cintas had $127.3 million in cash and cash equivalents and marketable securities which is 33.6% less than the $191.7 million at May 31, 2008. Capital expenditures were $96.0 million for the six months ended November 30, 2008. We expect capital expenditures for the year ended May 31, 2009 to be between $150 million and $170 million. Cash and cash equivalents and marketable securities are expected to be used to finance future acquisitions, capital expenditures, expansion and additional purchases under the share buyback program as detailed below.

The financial markets have been volatile throughout the second quarter. This volatility has affected and may continue to affect our commercial paper rates. However, our exposure to higher rates is limited because approximately 90% of our debt has a fixed rate of interest. Additionally, our highly rated commercial paper program has allowed us continued access to the financial markets. Our commercial paper program has a capacity of $600.0 million, and approximately $82.8 million is outstanding as of November 30, 2008. In the event that the commercial paper market becomes inaccessible, our commercial bank supporting credit facility allows us to borrow up to the $600.0 million limit. Our commercial paper program expires in February, 2011. We believe this program will be adequate to provide necessary funding for our operations.

Net property and equipment increased by $7.8 million from May 31, 2008 to November 30, 2008, due to our investment in computer software, rental facilities and equipment and our document management services fleet. Cintas had three uniform rental facilities under construction as of November 30, 2008.

In May 2005, Cintas announced that the Board of Directors authorized a $500.0 million share buyback program at market prices. In July 2006, Cintas announced that the Board of Directors approved the expansion of its share buyback program by an additional $500.0 million. Cintas made no purchases under the share buyback program during the three months ended November 30, 2008. From the inception of the share buyback program through December 31, 2008, Cintas has purchased a total of approximately 20.3 million shares of Cintas common stock, or approximately 12% of the total shares outstanding at the beginning of the program, at an average price of $39.31 per share for a total purchase price of approximately $797.9 million. The maximum approximate dollar value of shares that may yet be purchased under the plan as of December 31, 2008, is $202.1 million. The Board of Directors did not specify an expiration date for this program.

Following is information regarding Cintas’ long-term contractual obligations and other commitments outstanding as of November 30, 2008:

(In thousands)	Payments Due by Period
Long-term contractual obligations	Total	One year or less	Two to three years	Four to five years	After five Years

Long-term debt (1)	$869,675	$554	$83,987	$233,805	$551,329
Capital lease obligations (2)	882	282	240	240	120
Operating leases (3)	78,608	22,056	30,577	14,992	10,983
Interest payments (4)	662,619	50,235	99,686	77,734	434,964
Interest swap agreements (5)	—	—	—	—	—
Unconditional purchase obligations	—	—	—	—	—

Total contractual cash obligations	$1,611,784	$73,127	$214,490	$326,771	$997,396

(1)	Long-term debt primarily consists of $775,000 in long-term notes and $82,769 in commercial paper.
(2)	Capital lease obligations are classified as debt on the consolidated balance sheets.
(3)	Operating leases consist primarily of building leases and a synthetic lease on a corporate aircraft.
(4)

Interest payments include interest on both fixed and variable rate debt. Rates have been assumed to remain constant for the remainder of fiscal 2009, increase 25 basis points each year in fiscal 2010 and fiscal 2011, and increase 50 basis points each year in fiscal 2012, fiscal 2013 and fiscal 2014.

(5)	Reference Note 6 entitled Debt, Derivatives and Hedging Activities of “Notes to Consolidated Condensed Financial Statements” for a detailed discussion of interest swap agreements.

(In thousands)	Amount of Commitment Expiration Per Period
Other commercial commitments	Total	One year or less	Two to three years	Four to five years	After five Years

Lines of credit (1)	$526,336	$—	$526,336	$—	$—
Standby letter of credit (2)	73,664	73,625	39	—	—
Guarantees	—	—	—	—	—
Standby repurchase obligations	—	—	—	—	—
Other commercial commitments	—	—	—	—	—

Total commercial commitments	$600,000	$73,625	$526,375	$—	$—

(1)	Back-up facility for the commercial paper program.
(2)	Support certain outstanding long-term debt and self-insured workers’ compensation and general liability insurance programs.

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

Also note that we provide a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our businesses under Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended May 31, 2008. We incorporate those items here and you should refer to them. These are factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. You should understand that it is not possible to predict or identify all such factors. The risks and uncertainties described herein are not the only ones we may face. Additional risks and uncertainties presently not known to us or that we currently believe to be immaterial may also harm our business. Consequently, you should not consider the risk factors identified in our Form 10-K for the year ended May 31, 2008, to be a complete discussion of all potential risks or uncertainties.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In our normal operations, Cintas has market risk exposure to interest rates. This market risk exposure to interest rates has been previously disclosed on page 30 of our Form 10-K for the year ended May 31, 2008.

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

ITEM 4.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

With the participation of Cintas’ management, including Cintas’ Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, Cintas has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of November 30, 2008. Based on such evaluation, Cintas’ management, including Cintas’ Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, has concluded that Cintas’ disclosure controls and procedures were effective as of November 30, 2008, in ensuring (i) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is accumulated and communicated to Cintas’ management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in Cintas’ internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended November 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. See “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” on pages 31 and 32 of our Form 10-K for the year ended May 31, 2008.

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

Item 4. Submission of Matters to a Vote of Security Holders

Cintas’ Annual Shareholders’ meeting was held on October 14, 2008, at which the following issues were voted upon by shareholders:

Issue No. 1

Authority to elect nine Directors.

Name	Shares For	Shares—Withheld Authority
Gerald S. Adolph	124,422,955	17,647,915
Paul R. Carter	124,450,769	17,620,101
Gerald V. Dirvin	121,831,677	20,239,193
Richard T. Farmer	136,804,457	5,266,413
Scott D. Farmer	139,143,267	2,927,603
Joyce Hergenhan	124,446,623	17,624,247
Robert J. Kohlhepp	139,456,433	2,614,437
David C. Phillips	99,035,315	43,035,555
Ronald W. Tysoe	134,549,383	7,521,487

Issue No. 2

Ratification of Ernst & Young LLP as our independent registered public accounting firm for fiscal 2009.

For	Against	Abstain	Broker Non-Votes
140,050,602	1,034,614	985,654	0

Issue No. 3

Shareholder proposal to require that the Chairman of the Board of Directors be an independent director.

For	Against	Abstain	Broker Non-Votes
40,588,484	85,362,359	1,179,993	14,940,034

Issue No. 4

Shareholder proposal that shareholders of Cintas request the Board of Directors to adopt a policy that provides shareholders the opportunity to vote on an advisory resolution to ratify the compensation of the named executive officers.

For	Against	Abstain	Broker Non-Votes
37,197,406	87,242,449	2,690,981	14,940,034

Item 6. Exhibits.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINTAS CORPORATION
(Registrant)

Date: January 8, 2009	/S/ WILLIAM C. GALE
William C. Gale
Senior Vice President and Chief Financial Officer (Chief Accounting Officer)