Form 10-Q
period 2009-02-28
CINTAS CORP
filed 2009-04-08
CIK 723254

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

        ( X )           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended February 28, 2009

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
Non-Accelerated Filer    __   (Do not check if a smaller reporting company)

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ___ No     ✓ _

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding March 31, 2009
Common Stock, no par value	152,790,170

CINTAS CORPORATION
TABLE OF CONTENTS

			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements.

		Consolidated Condensed Statements of Income - Three Months and Nine Months Ended February 28, 2009 and February 29, 2008	3

		Consolidated Condensed Balance Sheets - February 28, 2009 and May 31, 2008	4

		Consolidated Condensed Statements of Cash Flows - Nine Months Ended February 28, 2009 and February 29, 2008	5

		Notes to Consolidated Condensed Financial Statements	6

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	24

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	34

	Item 4.	Controls and Procedures.	35

Part II.	Other Information

	Item 1.	Legal Proceedings.	36

	Item 5.	Other Information.	36

	Item 6.	Exhibits.	36

Signatures			36

Exhibits

CINTAS CORPORATION
ITEM 1. FINANCIAL STATEMENTS.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
(In thousands except per share data)

	Three Months Ended		Nine Months Ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Revenue:
Rental uniforms and ancillary products	$674,701	$703,641	$2,107,528	$2,122,840
Other services	233,938	272,311	788,474	806,105
	908,639	975,952	2,896,002	2,928,945

Costs and expenses:
Cost of rental uniforms and ancillary products	379,466	398,318	1,188,370	1,182,019
Cost of other services	152,736	166,409	491,112	497,761
Selling and administrative expenses	257,129	273,194	829,032	825,029

Operating income	119,308	138,031	387,488	424,136

Interest income	(540)	(1,510)	(2,435)	(4,768)
Interest expense	12,407	13,622	38,206	39,452

Income before income taxes	107,441	125,919	351,717	389,452

Income taxes	35,630	44,091	129,432	143,708

Net income	$71,811	$81,828	$222,285	$245,744

Basic earnings per share	$0.47	$0.53	$1.45	$1.57

Diluted earnings per share	$0.47	$0.53	$1.45	$1.57

Dividends declared per share			$0.47	$0.46

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
 (In thousands except share data)

	February 28, 2009	May 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$54,251	$66,224
Marketable securities	97,653	125,471
Accounts receivable, net	384,912	430,078
Inventories, net	252,483	238,669
Uniforms and other rental items in service	352,032	370,416
Deferred income tax asset	42,840	39,410
Prepaid expenses	17,751	12,068

Total current assets	1,201,922	1,282,336

Property and equipment, at cost, net	980,646	974,575

Goodwill	1,325,377	1,315,569
Service contracts, net	131,288	152,757
Other assets, net	80,211	83,364

	$3,719,444	$3,808,601

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$75,677	$94,755
Accrued compensation and related liabilities	46,836	50,605
Accrued liabilities	250,209	207,925
Current income taxes payable	895	12,887
Long-term debt due within one year	592	1,070

Total current liabilities	374,209	367,242

Long-term liabilities:
Long-term debt due after one year	786,204	942,736
Deferred income taxes	135,083	124,184
Accrued liabilities	103,962	120,308

Total long-term liabilities	1,025,249	1,187,228

Shareholders' equity:
Preferred stock, no par value:
100,000 shares authorized, none outstanding	----	----
Common stock, no par value:
425,000,000 shares authorized,
FY 2009: 173,085,926 issued and 152,790,170 outstanding
FY 2008: 173,083,426 issued and 153,691,103 outstanding	129,215	129,182
Paid-in capital	69,312	60,408
Retained earnings	2,934,354	2,784,302
Treasury stock:
FY 2009: 20,295,756 shares
FY 2008: 19,392,323 shares	(797,888)	(772,041)
Other accumulated comprehensive (loss) income	(15,007)	52,280
Total shareholders' equity	2,319,986	2,254,131
	$3,719,444	$3,808,601
See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	February 28, 2009	February 29, 2008
Cash flows from operating activities:

Net income	$222,285	$245,744
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	118,119	110,076
Amortization of deferred charges	32,023	32,371
Stock-based compensation	8,904	7,406
Deferred income taxes	9,052	(456)
Change in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	42,118	862
Inventories, net	(16,427)	(8,925)
Uniforms and other rental items in service	12,998	(18,628)
Prepaid expenses	(5,802)	1,177
Accounts payable	(22,247)	(448)
Accrued compensation and related liabilities	(3,250)	(11,730)
Accrued liabilities and other	(45,734)	(7,405)
Income taxes payable	(12,320)	17,886
Net cash provided by operating activities	339,719	367,930

Cash flows from investing activities:

Capital expenditures	(132,783)	(144,848)
Proceeds from sale or redemption of marketable securities	92,061	42,393
Purchase of marketable securities and investments	(94,985)	(32,434)
Acquisitions of businesses, net of cash acquired	(29,381)	(102,103)
Other	(428)	(1,202)
Net cash used in investing activities	(165,516)	(238,194)

Cash flows from financing activities:

Proceeds from issuance of debt	7,500	313,000
Repayment of debt	(164,510)	(228,808)
Stock options exercised	---	8,030
Repurchase of common stock	(25,847)	(191,479)
Other	736	(11,455)
Net cash used in financing activities	(182,121)	(110,712)

Effect of exchange rate changes on cash and cash equivalents	(4,055)	1,291

Net (decrease) increase in cash and cash equivalents	(11,973)	20,315

Cash and cash equivalents at beginning of period	66,224	35,360

Cash and cash equivalents at end of period	$54,251	$55,675

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

2.	New Accounting Standards

Effective June 1, 2008, Cintas adopted Financial Accounting Standards Board (FASB) Statement No. 157, Fair Value Measurements (FAS 157), which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosure requirements about fair value measurements.  FASB Staff Position 157-2 delayed the effective date of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The adoption of FAS 157 for our financial assets and liabilities did not have a material impact on Cintas’ results of operations or financial condition.  Cintas’ adoption of FAS 157 is more fully described in Note 3 entitled Fair Value Measurements.

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

All financial assets that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.  These assets measured at fair value on a recurring basis are summarized below:

	As of February 28, 2009
	Level 1		Level 2		Level 3		Fair Value

Cash and cash equivalents		$54,251	$	----	$	----	$54,251
Marketable securities, available-for-sale		97,653		----		----	97,653
Accounts receivable, net		----		695		----	695
Other assets, net		14,419		----		----	14,419
Total assets at fair value		$166,323		$695	$	----	$167,018

Current accrued liabilities	$	----		$381	$	----	$381
Total liabilities at fair value	$	----		$381	$	----	$381

Accounts receivable, net, includes foreign currency average rate options.  Other assets, net, include retirement assets.  Current accrued liabilities include foreign currency forward contracts.

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

4.	Earnings per Share

The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective periods:

	Three Months Ended		Nine Months Ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008

Numerator:
Net income	$71,811	$81,828	$222,285	$245,744

Denominator:
Denominator for basic earnings per share - weighted average shares	152,993	153,679	152,993	156,346

Effect of dilutive securities - non-vested equity compensation shares	288	203	334	287

Denominator for diluted earnings per share - adjusted weighted average shares and assumed conversions	153,281	153,882	153,327	156,633

Basic earnings per share	$0.47	$0.53	$1.45	$1.57

Diluted earnings per share	$0.47	$0.53	$1.45	$1.57

5.	Goodwill, Service Contracts and Other Assets

Changes in the carrying amount of goodwill and service contracts for the nine months ended February 28, 2009, by operating segment, are as follows:

	Rental Uniforms & Ancillary Products	Uniform Direct Sales	First Aid, Safety & Fire Protection	Document Management	Total
Goodwill
Balance as of June 1, 2008	$863,581	$23,956	$165,544	$262,488	$1,315,569

Goodwill acquired	---	---	1,169	16,341	17,510

Foreign currency translation	(3,955)	(185)	---	(3,562)	(7,702)

Balance as of February 28, 2009	$859,626	$23,771	$166,713	$275,267	$1,325,377

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

	Rental Uniforms & Ancillary Products	Uniform Direct Sales	First Aid, Safety & Fire Protection	Document Management	Total
Service Contracts
Balance as of June 1, 2008	$84,574	$328	$41,944	$25,911	$152,757

Service contracts acquired	---	---	264	3,728	3,992

Service contracts amortization	(8,881)	(182)	(4,639)	(5,560)	(19,262)

Foreign currency translation	(5,546)	(92)	---	(561)	(6,199)

Balance as of February 28, 2009	$70,147	$54	$37,569	$23,518	$131,288

Information regarding Cintas' service contracts and other assets are as follows:

	As of February 28, 2009
	Carrying Amount	Accumulated Amortization	Net

Service contracts	$331,336	$200,048	$131,288

Noncompete and consulting agreements	$65,024	$41,673	$23,351
Investments	49,480	----	49,480
Other	10,653	3,273	7,380

Total	$125,157	$44,946	$80,211

	As of May 31, 2008
	Carrying Amount	Accumulated Amortization	Net

Service contracts	$333,543	$180,786	$152,757

Noncompete and consulting agreements	$63,894	$34,625	$29,269
Investments	46,012	----	46,012
Other	10,790	2,707	8,083

Total	$120,696	$37,332	$83,364

Amortization expense was $32,023 and $32,371 for the nine months ended February 28, 2009, and February 29, 2008, respectively.  Estimated amortization expense, excluding any future acquisitions, for each of the next five years is $42,248, $39,159, $35,402, $29,272 and $13,443, respectively.

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

To hedge the exposure of variability in short-term interest rates, Cintas would use cash flow hedges. These agreements effectively convert a portion of the floating rate long-term debt to a fixed rate basis, thus reducing the impact of short-term interest rate changes on future interest expense.  Examples of cash flow hedging instruments that Cintas may use are interest rate swaps, interest rate lock agreements and forward starting interest rate swaps.  No such instruments were outstanding as of February 28, 2009.

Cintas used interest rate lock agreements to hedge against movements in the treasury rates at the time Cintas issued its senior notes in fiscal 2002, fiscal 2007 and fiscal 2008. The amortization of the interest rate lock agreements resulted in a credit to other comprehensive income of $192 and $192 for the three months ended February 28, 2009 and February 29, 2008, respectively, and $575 and $330 for the nine months ended February 28, 2009 and February 29, 2008, respectively.

To hedge the exposure of movements in the foreign currency rates, Cintas uses foreign currency hedges.  These hedges would reduce the impact on cash flows from movements in the foreign currency exchange rates.   Examples of foreign currency hedge instruments that Cintas may use are average rate options and forward contracts.  At February 28, 2009, Cintas had $695 in average rate options included in accounts receivable, net and $381 in forward contracts included in current accrued liabilities.  These instruments reduced foreign currency exchange loss by $456 and $700 during the three months and nine months ended February 28, 2009, respectively.

7.	Income Taxes

In the normal course of business, Cintas provides for uncertain tax positions and the related interest and adjusts its unrecognized tax benefits and accrued interest accordingly.  During the three months ended February 28, 2009, unrecognized tax benefits decreased by approximately $13,134 and accrued interest decreased by approximately $3,748.

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

All U.S. federal income tax returns are closed to audit through fiscal 2005.  Cintas is currently in advanced stages of audits in certain foreign jurisdictions and certain domestic states. The years under audit cover fiscal years back to 2001.  Based on the resolution of the various audits, it is reasonably possible that the balance of unrecognized tax benefits could decrease by $98 for the fiscal year ended May 31, 2009.

8.	Comprehensive Income

Total comprehensive income represents the net change in shareholders' equity during a period from sources other than transactions with shareholders and, as such, includes net income.  For Cintas, the only components of total comprehensive income are the change in cumulative foreign currency translation adjustments, the change in the fair value of derivatives, the amortization of interest rate lock agreements and the change in the fair value of available-for-sale securities.  The components of comprehensive income for the three and nine month periods ended February 28, 2009, and February 29, 2008, are as follows:

	Three Months Ended		Nine Months Ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008

Net income	$71,811	$81,828	$222,285	$245,744

Other comprehensive income:
Foreign currency translation adjustment	(6,367)	4,840	(68,042)	20,791
Change in fair value of derivatives*	(117)	(1,043)	97	(4,916)
Amortization of interest rate lock agreements	192	192	575	330
Change in fair value of available-for-sale securities**	(73)	84	83	236
Comprehensive income	$65,446	$85,901	$154,998	$262,185

*
Net of $(69) and $(620) of tax for the three months ended February 28, 2009 and February 29, 2008, respectively.  Net of $57 and $(2,924) of tax (benefit) for the nine months ended February 28, 2009 and February 29, 2008, respectively.

**
Net of $63 and $47 of tax for the three months ended February 28, 2009 and February 29, 2008, respectively.  Net of $33 and $138 of tax for the nine months ended February 28, 2009 and February 29, 2008, respectively.

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

Cintas also is a defendant in a purported class action lawsuit, Mirna E. Serrano, et al. v. Cintas Corporation (Serrano), filed on May 10, 2004, and pending in the United States District Court, Eastern District of Michigan, Southern Division.  The Serrano plaintiffs allege that Cintas discriminated against women in hiring into various service sales representative positions across all divisions of Cintas.  On November 15, 2005, the Equal Employment Opportunity Commission (EEOC) intervened in the Serrano lawsuit.  The Serrano plaintiffs seek injunctive relief, compensatory damages, punitive damages, attorneys’ fees and other remedies.  Cintas is a defendant in another purported class action lawsuit, Blanca Nelly Avalos, et al. v. Cintas Corporation (Avalos), currently pending in the United States District Court, Eastern District of Michigan, Southern Division.  Ms. Avalos’ claims have been dismissed, but her putative class complaint remains pending.  The Avalos plaintiffs allege that Cintas discriminated against women, African-Americans and Hispanics in hiring into various service sales representative positions in Cintas’ Rental division only throughout the United States.  The Avalos plaintiffs seek injunctive relief, compensatory damages, punitive damages, attorneys’ fees and other remedies.  The claims in Avalos originally were brought in the previously disclosed lawsuit captioned Robert Ramirez, et al. v. Cintas Corporation (Ramirez), filed on January 20, 2004, in the United States District Court, Northern District of California, San Francisco Division.  On April 27, 2005, the EEOC intervened in the claims asserted in Ramirez.  On May 11, 2006, the Ramirez and Avalos African-American, Hispanic and female failure to hire into service sales representative positions claims and the EEOC’s intervention were consolidated for pretrial purposes with the Serrano case and transferred to the United States District Court for the Eastern District of Michigan, Southern Division.  The consolidated case is known as Mirna E. Serrano/Blanca Nelly Avalos, et al. v. Cintas Corporation (Serrano/Avalos).  On October 27, 2008, the United States District Court in the Eastern District of Michigan granted a summary judgment in favor of Cintas limiting the scope of the putative class in the Serrano lawsuit to female applicants for service sales representative positions at Cintas locations within the state of Michigan.  Consequently, all claims brought by female applicants for service sales representative positions outside of the state of Michigan were dismissed.  Similarly, any claims brought by the EEOC on behalf of similarly situated female applicants outside of the state of Michigan have also been dismissed from the Serrano lawsuit.  On March 31, 2009, the United States District Court, Eastern District of Michigan, Southern Division entered an order denying class certification to all plaintiffs in the Serrano/Avalos lawsuits.  On February 24, 2006, a motion to intervene in Serrano was filed by intervening plaintiffs Colleen Grindle, et al., on behalf of a subclass of female employees at Cintas’ Perrysburg, Ohio, rental location who allegedly were denied hire, promotion, or transfer to service sales representative positions.  On March 24, 2006, the plaintiffs Colleen Grindle, et al., withdrew their motion to intervene without prejudice.  On February 20, 2007, the plaintiffs Colleen Grindle, et al., filed a separate lawsuit in the Court of Common Pleas, Wood County,

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(In thousands except per share data)

Ohio, captioned Colleen Grindle, et al. v. Cintas Corporation (Grindle), on behalf of a class of female employees at Cintas’ Perrysburg, Ohio, location who allegedly were denied hire, promotion, or transfer to service sales representative positions on the basis of their gender.  The Grindle plaintiffs seek injunctive relief, compensatory damages, punitive damages, attorneys’ fees and other remedies.  The Grindle case is stayed pending the class certification proceedings in Serrano.  No filings or determinations have been made in Grindle as to class certification.  There can be no assurance as to whether a class will be certified or, if a class is certified, as to the geographic or other scope of such class.  The non-service sales representative hiring claims in the previously disclosed Ramirez case had been ordered by the United States District Court for the Northern District of California, San Francisco Division to arbitration and their claims had been stayed pending the completion of arbitration.  The Ramirez purported class action claims included allegations that Cintas failed to promote Hispanics into supervisory positions, discriminated against African-Americans and Hispanics in service sales representative route assignments and discriminated against African-Americans in hourly pay in Cintas’ Rental division only throughout the United States.  The Ramirez plaintiffs sought injunctive relief, compensatory damages, punitive damages, attorneys’ fees and other remedies. In addition, a class action lawsuit, Larry Houston, et al. v. Cintas Corporation (Houston), was filed on August 3, 2005, in the United States District Court for the Northern District of California on behalf of African-American managers alleging racial discrimination.  On November 22, 2005, the court entered an order consolidating Houston with Ramirez and ordered the named plaintiffs in Houston to arbitrate all of their claims for monetary damages with the previously filed Ramirez arbitration. On March 16, 2009, the plaintiffs in Ramirez and Houston agreed to voluntarily dismiss all class claims in the case with prejudice and the arbitrator entered an order dismissing all class claims in the consolidated arbitration.  On April 3, 2009, the United States District Court for the Northern District of California entered an order affirming the arbitrator’s decision to dismiss the class claims in Ramirez and Houston with prejudice, and thereby relinquished his jurisdiction over the individual plaintiffs’ class claims.

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

	Rental Uniforms & Ancillary Products	Uniform Direct Sales	First Aid, Safety & Fire Protection	Document Management	Corporate		Total
For the three months ended February 28, 2009

Revenue	$674,701	$97,010	$86,037	$50,891	$	----	$908,639
Income (loss) before income taxes	$110,447	$803	$4,141	$3,917		$(11,867)	$107,441

For the three months ended February 29, 2008
Revenue	$703,641	$125,277	$97,594	$49,440	$	----	$975,952
Income (loss) before income taxes	$106,486	$16,186	$7,327	$8,032		$(12,112)	$125,919

As of and for the nine months ended February 28, 2009
Revenue	$2,107,528	$334,528	$295,059	$158,887	$	----	$2,896,002
Income (loss) before income taxes	$325,876	$22,043	$23,159	$16,410		$(35,771)	$351,717
Total assets	$2,595,144	$165,976	$338,509	$467,911		$151,904	$3,719,444

As of and for the nine months ended February 29, 2008
Revenue	$2,122,840	$378,537	$299,003	$128,565	$	----	$2,928,945
Income (loss) before income taxes	$339,278	$43,063	$25,294	$16,501		$(34,684)	$389,452
Total assets	$2,621,696	$191,715	$342,033	$443,188		$163,646	$3,762,278

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

Condensed consolidating financial statements for Cintas, Corp. 2, the subsidiary guarantors and non-guarantors are presented on the following pages:

CONDENSED CONSOLIDATING INCOME STATEMENT
THREE MONTHS ENDED FEBRUARY 28, 2009
(In thousands)

	Cintas Corporation		Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated
Revenue:
Rental uniforms and ancillary products	$	----	$514,482	$140,567	$41,818	$(22,166)	$674,701
Other services		----	294,282	89,869	12,013	(162,226)	233,938
Equity in net income of affiliates		71,811	----	----	----	(71,811)	----
		71,811	808,764	230,436	53,831	(256,203)	908,639

Costs and expenses (income):
Cost of rental uniforms and ancillary products		----	304,321	86,358	25,195	(36,408)	379,466
Cost of other services		----	217,163	79,876	7,398	(151,701)	152,736
Selling and administrative expenses		----	244,568	(389)	13,443	(493)	257,129

Operating income		71,811	42,712	64,591	7,795	(67,601)	119,308

Interest income		----	----	(220)	(320)	----	(540)
Interest expense (income)		----	12,820	(425)	12	----	12,407

Income before income taxes		71,811	29,892	65,236	8,103	(67,601)	107,441
Income taxes		----	8,358	24,509	2,763	----	35,630
Net income		$71,811	$21,534	$40,727	$5,340	$(67,601)	$71,811

CONDENSED CONSOLIDATING INCOME STATEMENT
THREE MONTHS ENDED FEBRUARY 29, 2008
(In thousands)

	Cintas Corporation		Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated
Revenue:
Rental uniforms and ancillary products	$	----	$509,064	$143,124	$51,774	$(321)	$703,641
Other services		----	342,152	131,522	16,191	(217,554)	272,311
Equity in net income of affiliates		81,828	----	----	----	(81,828)	----
		81,828	851,216	274,646	67,965	(299,703)	975,952

Costs and expenses (income):
Cost of rental uniforms and ancillary products		----	320,595	86,270	30,167	(38,714)	398,318
Cost of other services		----	226,617	109,144	10,137	(179,489)	166,409
Selling and administrative expenses		----	219,289	40,934	14,813	(1,842)	273,194

Operating income		81,828	84,715	38,298	12,848	(79,658)	138,031

Interest income		----	----	(358)	(1,152)	----	(1,510)
Interest expense (income)		----	14,087	(2,049)	1,584	----	13,622

Income before income taxes		81,828	70,628	40,705	12,416	(79,658)	125,919
Income taxes		----	25,108	14,682	4,301	----	44,091
Net income		$81,828	$45,520	$26,023	$8,115	$(79,658)	$81,828

CONDENSED CONSOLIDATING INCOME STATEMENT
NINE MONTHS ENDED FEBRUARY 28, 2009
(In thousands)

	Cintas Corporation		Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated
Revenue:
Rental uniforms and ancillary products	$	----	$1,600,762	$438,888	$135,745	$(67,867)	$2,107,528
Other services		----	1,004,930	327,512	44,165	(588,133)	788,474
Equity in net income of affiliates		222,285	----	----	----	(222,285)	----
		222,285	2,605,692	766,400	179,910	(878,285)	2,896,002

Costs and expenses (income):
Cost of rental uniforms and ancillary products		----	960,159	266,138	82,068	(119,995)	1,188,370
Cost of other services		----	720,896	288,509	27,372	(545,665)	491,112
Selling and administrative expenses		----	782,461	3,734	44,147	(1,310)	829,032

Operating income		222,285	142,176	208,019	26,323	(211,315)	387,488

Interest income		----	----	(661)	(1,774)	----	(2,435)
Interest expense (income)		----	39,588	(1,397)	15	----	38,206

Income before income taxes		222,285	102,588	210,077	28,082	(211,315)	351,717
Income taxes		----	33,734	86,964	8,734	----	129,432
Net income		$222,285	$68,854	$123,113	$19,348	$(211,315)	$222,285

CONDENSED CONSOLIDATING INCOME STATEMENT
NINE MONTHS ENDED FEBRUARY 29, 2008
(In thousands)

	Cintas Corporation		Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated
Revenue:
Rental uniforms and ancillary products	$	----	$1,540,356	$432,819	$150,494	$(829)	$2,122,840
Other services		----	1,045,347	413,216	46,614	(699,072)	806,105
Equity in net income of affiliates		245,744	----	----	----	(245,744)	----
		245,744	2,585,703	846,035	197,108	(945,645)	2,928,945

Costs and expenses (income):
Cost of rental uniforms and ancillary products		----	959,923	260,506	87,698	(126,108)	1,182,019
Cost of other services		----	694,245	347,782	29,532	(573,798)	497,761
Selling and administrative expenses		----	654,446	132,678	42,388	(4,483)	825,029

Operating income		245,744	277,089	105,069	37,490	(241,256)	424,136

Interest income		----	----	(1,191)	(3,577)	----	(4,768)
Interest expense (income)		----	39,954	(5,162)	4,660	----	39,452

Income before income taxes		245,744	237,135	111,422	36,407	(241,256)	389,452
Income taxes		----	88,971	41,805	12,932	----	143,708
Net income		$245,744	$148,164	$69,617	$23,475	$(241,256)	$245,744

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF FEBRUARY 28, 2009
(In thousands)

	Cintas Corporation		Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations		Cintas Corporation Consolidated
Assets
Current assets
Cash and cash equivalents	$	----	$37,790	$9,659	$6,802	$	----	$54,251
Marketable securities		----	----	----	97,653		----	97,653
Accounts receivable, net		----	298,911	94,504	19,183		(27,686)	384,912
Inventories, net		----	226,864	18,441	8,379		(1,201)	252,483
Uniforms and other rental items in service		----	272,885	82,066	19,327		(22,246)	352,032
Deferred income tax asset (liability)		----	----	44,633	(1,793)		----	42,840
Prepaid expenses		----	5,379	11,099	1,273		----	17,751
Total current assets		----	841,829	260,402	150,824		(51,133)	1,201,922

Property and equipment, at cost, net		----	665,134	267,617	47,895		----	980,646

Goodwill		----	----	1,292,628	32,749		----	1,325,377
Service contracts, net		----	125,454	1,880	3,954		----	131,288
Other assets, net		1,869,746	1,600,771	1,779,796	270,778		(5,440,880)	80,211
		$1,869,746	$3,233,188	$3,602,323	$506,200		$(5,492,013)	$3,719,444

Liabilities and Shareholders' Equity
Current liabilities:
Accounts (receivable) payable		$(465,247)	$293,122	$249,536	$(22,824)		$21,090	$75,677
Accrued compensation and related liabilities		----	30,923	14,172	1,741		----	46,836
Accrued liabilities		----	27,571	216,326	6,312		----	250,209
Current income taxes payable (receivable)		----	8,848	(4,348)	(3,605)		----	895
Long-term debt due within one year		----	739	72	----		(219)	592
Total current liabilities		(465,247)	361,203	475,758	(18,376)		20,871	374,209

Long-term liabilities:
Long-term debt due after one year		----	796,497	241	18,951		(29,485)	786,204
Deferred income taxes		----	----	130,625	4,458		----	135,083
Accrued liabilities		----	----	103,962	----		----	103,962
Total long-term liabilities		----	796,497	234,828	23,409		(29,485)	1,025,249

Total shareholders’ equity		2,334,993	2,075,488	2,891,737	501,167		(5,483,399)	2,319,986
		$1,869,746	$3,233,188	$3,602,323	$506,200		$(5,492,013)	$3,719,444

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MAY 31, 2008
(In thousands)

	Cintas Corporation		Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations		Cintas Corporation Consolidated
Assets
Current assets:
Cash and cash equivalents	$	----	$37,472	$7,851	$20,901	$	----	$66,224
Marketable securities		----	----	----	125,471		----	125,471
Accounts receivable, net		----	313,050	119,592	28,703		(31,267)	430,078
Inventories, net		----	218,109	18,349	8,928		(6,717)	238,669
Uniforms and other rental items in service		----	288,493	85,753	23,923		(27,753)	370,416
Deferred income tax asset (liability)		----	----	41,664	(2,254)		----	39,410
Prepaid expenses		----	5,048	5,876	1,144		----	12,068
Total current assets		----	862,172	279,085	206,816		(65,737)	1,282,336

Property and equipment, at cost, net		----	678,239	236,519	59,817		----	974,575

Goodwill		----	----	1,279,819	35,750		----	1,315,569
Service contracts, net		----	145,115	2,612	5,030		----	152,757
Other assets, net		1,736,604	1,608,496	1,751,433	369,232		(5,382,401)	83,364
		$1,736,604	$3,294,022	$3,549,468	$676,645		$(5,448,138)	$3,808,601

Liabilities and Shareholders' Equity
Current liabilities:
Accounts (receivable) payable		$(465,247)	$292,027	$255,399	$(6,000)		$18,576	$94,755
Accrued compensation and related liabilities		----	29,919	18,210	2,476		----	50,605
Accrued liabilities		----	54,260	146,669	7,916		(920)	207,925
Current income taxes payable (receivable)		----	340	12,686	(139)		----	12,887
Long-term debt due within one year		----	698	574	----		(202)	1,070
Total current liabilities		(465,247)	377,244	433,538	4,253		17,454	367,242

Long-term liabilities:
Long-term debt due after one year		----	952,595	893	27,213		(37,965)	942,736
Deferred income taxes		----	----	118,479	5,705		----	124,184
Accrued liabilities		----	----	120,308	----		----	120,308
Total long-term liabilities		----	952,595	239,680	32,918		(37,965)	1,187,228

Total shareholders’ equity		2,201,851	1,964,183	2,876,250	639,474		(5,427,627)	2,254,131
		$1,736,604	$3,294,022	$3,549,468	$676,645		$(5,448,138)	$3,808,601

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED FEBRUARY 28, 2009
(In thousands)

	Cintas Corporation		Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations		Cintas Corporation Consolidated
Cash flows from operating activities:
Net income		$222,285	$68,854	$123,113	$19,348		$(211,315)	$222,285
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation		----	74,977	37,085	6,057		----	118,119
Amortization of deferred charges		----	29,871	857	1,295		----	32,023
Stock-based compensation		8,904	----	----	----		----	8,904
Deferred income taxes		----	----	9,052	----		----	9,052
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net		----	15,402	25,087	5,210		(3,581)	42,118
Inventories, net		----	(8,739)	(94)	(2,078)		(5,516)	(16,427)
Uniforms and other rental items in service		----	15,520	3,689	(704)		(5,507)	12,998
Prepaid expenses		----	(334)	(5,223)	(245)		----	(5,802)
Accounts payable		----	14,969	(19,110)	(20,619)		2,513	(22,247)
Accrued compensation and related liabilities		----	1,009	(4,031)	(228)		----	(3,250)
Accrued liabilities and other		----	(27,179)	(18,884)	(591)		920	(45,734)
Income taxes payable		----	8,614	(17,034)	(3,900)		----	(12,320)

Net cash provided by (used in) operating activities		231,189	192,964	134,507	3,545		(222,486)	339,719

Cash flows from investing activities:
Capital expenditures		----	(59,740)	(67,572)	(5,471)		----	(132,783)
Proceeds from sale or redemption of marketable securities		----	----	----	92,061		----	92,061
Purchase of marketable securities and investments		----	1,411	63,708	(91,517)		(68,587)	(94,985)
Acquisitions of businesses, net of cash acquired		----	(19,927)	----	(9,454)		----	(29,381)
Other		(205,342)	41,748	(119,418)	(25)		282,609	(428)

Net cash (used in) provided by investing activities		(205,342)	(36,508)	(123,282)	(14,406)		214,022	(165,516)

Cash flows from financing activities:
Proceeds from issuance of debt		----	7,500	----	----		----	7,500
Repayment of debt		----	(163,557)	(9,417)	----		8,464	(164,510)
Repurchase of common stock		(25,847)	----	----	----		----	(25,847)
Other		----	458	----	278		----	736

Net cash (used in) provided by financing activities		(25,847)	(155,599)	(9,417)	278		8,464	(182,121)

Effect of exchange rate changes on cash and cash equivalents		----	(539)	----	(3,516)		----	(4,055)

Net increase (decrease) in cash and cash equivalents		----	318	1,808	(14,099)		----	(11,973)
Cash and cash equivalents at beginning of period		----	37,472	7,851	20,901		----	66,224
Cash and cash equivalents at end of period	$	----	$37,790	$9,659	$6,802	$	----	$54,251

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED FEBRUARY 29, 2008
(In thousands)

	Cintas Corporation		Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations		Cintas Corporation Consolidated
Cash flows from operating activities:
Net income		$245,744	$148,164	$69,617	$23,475		$(241,256)	$245,744
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation		----	68,920	34,872	6,284		----	110,076
Amortization of deferred charges		----	29,780	1,004	1,587		----	32,371
Stock-based compensation		7,406	----	----	----		----	7,406
Deferred income taxes		----	----	(456)	----		----	(456)
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net		----	(1,894)	2,808	(395)		343	862
Inventories, net		----	(11,052)	5,041	(930)		(1,984)	(8,925)
Uniforms and other rental items in service		----	(12,983)	(2,280)	(860)		(2,505)	(18,628)
Prepaid expenses		----	(90)	1,143	124		----	1,177
Accounts payable		----	(215,887)	203,504	13,355		(1,420)	(448)
Accrued compensation and related liabilities		----	(7,240)	(3,515)	(975)		----	(11,730)
Accrued liabilities and other		----	(16,671)	9,117	(740)		889	(7,405)
Income taxes payable		----	8,893	10,307	(1,314)		----	17,886

Net cash provided by (used in) operating activities		253,150	(10,060)	331,162	39,611		(245,933)	367,930

Cash flows from investing activities:
Capital expenditures		----	(88,397)	(50,875)	(5,576)		----	(144,848)
Proceeds from sale or redemption of marketable securities		----	----	34,559	7,834		----	42,393
Purchase of marketable securities and investments		----	(3,065)	(65,284)	(21,445)		57,360	(32,434)
Acquisitions of businesses, net of cash acquired		----	(86,314)	----	(15,789)		----	(102,103)
Other		(65,857)	108,166	(234,074)	(7)		190,570	(1,202)

Net cash (used in) provided by investing activities		(65,857)	(69,610)	(315,674)	(34,983)		247,930	(238,194)

Cash flows from financing activities:
Proceeds from issuance of debt		----	313,000	----	----		----	313,000
Repayment of debt		----	(225,613)	(1,198)	----		(1,997)	(228,808)
Stock options exercised		8,030	----	----	----		----	8,030
Repurchase of common stock		(191,479)	----	----	----		----	(191,479)
Other		(3,844)	(7,510)	----	(101)		----	(11,455)

Net cash (used in) provided by financing activities		(187,293)	79,877	(1,198)	(101)		(1,997)	(110,712)

Effect of exchange rate changes on cash and cash equivalents		----	----	----	1,291		----	1,291

Net increase in cash and cash equivalents		----	207	14,290	5,818		----	20,315
Cash and cash equivalents at beginning of period		----	33,949	(24,834)	26,245		----	35,360
Cash and cash equivalents at end of period	$	----	$34,156	$(10,544)	$32,063	$	----	$55,675

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

We pursue the strategy of broadening our customer base through various avenues.  Cintas has a national sales organization introducing all of our products and services to prospects in all business segments.  Our ever expanding range of products and services allows our sales organization to consider any type of business a prospect.  We also broaden our customer base through geographic expansion, especially in our emerging businesses of first aid, safety and fire protection and document management.  Finally, we will continue to evaluate strategic acquisitions as opportunities arise.

RESULTS OF OPERATIONS

The U.S. and Canadian economic environment has been very challenging during the last three months.  We have seen these economies lose approximately 2.2 million jobs during the three months ended February 28, 2009.  A significant number of companies, including many of our customers, have reduced headcount and closed facilities.  Our revenue is directly impacted by these job losses and facility closures.  Fewer jobs result in declining revenue from fewer uniforms, both rented and purchased, less usage of first aid and restroom supplies and less opportunity for ancillary catalog sales such as shoes and jackets.  Facility closures impact our volume of entrance mats, shop towels and linen, restroom cleaning and other facility needs such as fire protection services and document management services.  Because of the job losses and facility closures that impacted our customers, our revenue decreased from $976.0 million for the three months ended February 29, 2008, to $908.6 million for the three months ended February 28, 2009.

As a result of the decline in our revenue, we have aggressively enacted cost reduction initiatives to limit the impact on our margins.  These cost reduction initiatives are aimed at eliminating non-value added work and streamlining our existing processes and procedures.  As a result of these initiatives, we have reduced our workforce by approximately 9% from February 29, 2008, to February 28, 2009, and we reduced our operating costs and selling and administrative expenses by approximately $50 million from the three months ended February 29, 2008, to the three months ended February 28, 2009.

Cintas classifies its businesses into four operating segments in accordance with the criteria set forth in Financial Accounting Standards Board (FASB) Statement No. 131, Disclosures about Segments of an Enterprise and Related Information.  The Rental Uniforms and Ancillary Products operating segment reflects the rental and servicing of uniforms and other garments, mats, mops and shop towels and other ancillary items.  In addition to these rental items, restroom and hygiene products and services are also provided within this operating segment.  The Uniform Direct Sales operating segment consists of the direct sale of uniforms and related items and branded promotional products.  The First Aid, Safety and Fire Protection Services operating segment consists of first aid, safety and fire protection products and services.  The Document Management Services operating segment consists of document destruction, document imaging and document retention services.  Revenue and income before income taxes for each of these operating segments for the three and nine month periods ended February 28, 2009 and February 29, 2008, are presented in Note 10 entitled Segment Information of “Notes to Consolidated Condensed Financial Statements.”

New Accounting Pronouncements

Effective June 1, 2008, Cintas adopted Financial Accounting Standards Board (FASB) Statement No. 157, Fair Value Measurements (FAS 157), which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosure requirements about fair value measurements.  FASB Staff Position 157-2 delayed the effective date of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The adoption of FAS 157 for our financial assets and liabilities did not have a material impact on Cintas’ results of operations or financial condition.  Cintas’ adoption of FAS 157 is more fully described in Note 3 entitled Fair Value Measurements.

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

Consolidated Results

Three Months Ended February 28, 2009 Compared to Three Months Ended February 29, 2008

Total revenue decreased 6.9% for the three months ended February 28, 2009, over the same period in the prior fiscal year from $976.0 million to $908.6 million.  Acquisitions in our First Aid, Safety and Fire Protection Services operating segment and our Document Management Services operating segment accounted for growth of 0.5% during the quarter.  This growth was offset by internal growth of -7.4%.  The difficult U.S. and Canadian economic environment that began in our second fiscal quarter worsened in our third fiscal quarter.  These economies lost approximately 2.2 million jobs in our third fiscal quarter.  Because of job losses that impacted our customers, we experienced decreases in uniform revenue, both rented and purchased, and revenue for our hygiene products and first aid and safety products.  In addition, facility closures by our customers reduced our volume of entrance mats, shop towels and other facility needs such as fire protection services and document management services.

Rental Uniforms and Ancillary Products revenue decreased 4.1% for the three months ended February 28, 2009, over the same period in the prior fiscal year from $703.6 million to $674.7 million.  There were no acquisitions in the Rental Uniforms and Ancillary Products operating segment during the three months ended February 28, 2009.

Other Services revenue, consisting of revenue from the reportable operating segments of Uniform Direct Sales, First Aid, Safety and Fire Protection Services and Document Management Services, decreased 14.1% for the three months ended February 28, 2009, over the same period in the prior fiscal year from $272.3 million to $233.9 million.  Acquisitions in our First Aid, Safety and Fire Protection Services operating segment and our Document Management Services operating segment accounted for growth of 1.8% during the quarter.  This growth was offset by an internal growth of -15.9%.  The negative internal growth rate for the quarter was primarily the result of a 22.6% decrease in Uniform Direct Sales operating segment revenue and an 11.8% decrease in First Aid, Safety and Fire Protection Services segment revenue.

Cost of rental uniforms and ancillary products consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other rental items.  Cost of rental uniforms and ancillary products decreased $18.9 million, or 4.7%, for the three months ended February 28, 2009, as compared to the three months ended February 29, 2008.  Lower Rental Uniforms and Ancillary Products volume resulted in a decrease in the cost of rental uniforms and ancillary products.  In addition, energy related costs decreased $6.9 million compared to the three months ended February 29, 2008.

Cost of other services consists primarily of cost of goods sold (predominantly uniforms and first aid products), delivery expenses and distribution expenses in the Uniform Direct Sales operating segment, the First Aid, Safety and Fire Protection Services operating segment and the Document Management Services operating segment.  Cost of other services decreased $13.7 million, or 8.2%, for the three months ended February 28, 2009, as compared to the three months ended February 29, 2008.  This decrease was due to decreased Other Services sales volume.

Selling and administrative expenses decreased $16.1 million, or 5.9%, for the three months ended February 28, 2009, as compared to the three months ended February 29, 2008.  Labor and payroll tax expenses decreased by $12.9 million compared to the same period in the prior fiscal year as a result of cost reduction initiatives.

Net interest expense (interest expense less interest income) was $11.9 million for the three months ended February 28, 2009, which is relatively consistent with $12.1 million for the same period in the prior fiscal year.

Cintas’ effective tax rate decreased to 33.2% for the three months ended February 28, 2009, compared to 35.0% for the prior year period, reflecting the reserve requirements of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.  This decrease is primarily due to the recognition of tax benefits associated with certain statute expirations.

Net income decreased $10.0 million, or 12.2% for the three months ended February 28, 2009, from the same period in the prior fiscal year.  Diluted earnings per share were $0.47 for the three months ended February 28, 2009, which was a decrease of 11.3% compared to the same period in the prior fiscal year.  The decreased net income and diluted earnings per share are due primarily to decreased revenue volume for the quarter.

Rental Uniforms and Ancillary Products Operating Segment

Three Months Ended February 28, 2009 Compared to Three Months Ended February 29, 2008

As discussed above, Rental Uniforms and Ancillary Products operating segment revenue decreased from $703.6 million to $674.7 million, or 4.1%, and the cost of rental uniforms and ancillary products decreased $18.9 million, or 4.7%.  The operating segment’s gross margin was $295.2 million, or 43.8% of revenue.  This gross margin percent of revenues of 43.8% was 40 basis points higher than prior fiscal year’s third quarter of 43.4%.  Energy related costs, which include natural gas, electric and gas, decreased a combined 80 basis points as a percent of revenue over prior year’s third quarter.  In addition, cost reduction initiatives combined to reduce multiple expenses such labor, overtime, temporary labor, supplies, recruiting expense and other expenses by a combined 50 basis points.  These improvements were offset by a 70 basis point increase in material cost and depreciation and a 20 basis point increase in hanger costs.  The material cost and depreciation amounts increased as a percent of revenue mainly due to lower operating segment revenue.  Hanger costs increased as a result of an import tariff imposed by the U.S. government on hangers produced in China.

Selling and administrative expenses as a percent of revenue, at 27.4%, decreased 90 basis points compared to the third quarter of the prior fiscal year.  This decrease is due to decreased labor and payroll tax expenses resulting from cost reduction initiatives.

Income before income taxes increased $4.0 million to $110.4 million for the Rental Uniforms and Ancillary Products operating segment for the period compared to the same period last fiscal year.  Income before income taxes was 16.4% of the operating segment’s revenue, which is a 130 basis point increase compared to the third quarter of the prior fiscal year.  This is primarily due to the decreased energy related costs and the numerous cost reduction initiatives as indicated above.

Uniform Direct Sales Operating Segment

Three Months Ended February 28, 2009 Compared to Three Months Ended February 29, 2008

Uniform Direct Sales operating segment revenue decreased from $125.3 million to $97.0 million, or 22.6%, for the three months ended February 28, 2009, over the same period in the prior fiscal year.  There were no acquisitions in the Uniform Direct Sales operating segment during the three months ended February 28, 2009.  As the U.S. and Canadian economies deteriorated during the last quarter, many of our customers, especially in the hospitality and gaming industries, dramatically reduced their uniform purchases and delayed roll-outs of new uniform programs.

Cost of uniform direct sales decreased $12.0 million, or 14.1%, for the three months ended February 28, 2009, due to decreased Uniform Direct Sales volume.  The gross margin as a percent of revenue was 24.6% for the quarter ended February 28, 2009, which decreased from 32.1% in the same period in the prior fiscal year.  This decrease is due to lower Uniform Direct Sales volume, causing the operating segment’s fixed costs to be a higher percent of revenue.

Selling and administrative expenses as a percent of revenue increased from 19.2% in the third quarter last year to 23.8% in this year’s third quarter.  This increase is mainly due to the decline in Uniform Direct Sales volume and in part due to higher bad debt expense, which increased approximately 30 basis points over last fiscal year’s third quarter.  Selling and administrative expenses decreased from $24.0 million in last year’s third quarter to $23.1 million in the third quarter of this fiscal year due to various cost reduction initiatives.

Income before income taxes decreased $15.4 million to $0.8 million for the Uniform Direct Sales operating segment for the three months ended February 28, 2009.  Income before income taxes was 0.8% of the operating segment’s revenue compared to 12.9% for the same period last fiscal year.  This decrease in income before income taxes is primarily due to the decrease in Uniform Direct Sales revenue.

First Aid, Safety and Fire Protection Services Operating Segment

Three Months Ended February 28, 2009 Compared to Three Months Ended February 29, 2008

First Aid, Safety and Fire Protection Services operating segment revenue decreased from $97.6 million to $86.0 million, or 11.8% for the three months ended February 28, 2009.  The 1.8% growth from acquisitions was offset by internal growth of -13.6%.  The difficult U.S. economic conditions negatively affected revenue in this segment, as job losses at our customers resulted in fewer users of first aid and safety products.  Additionally, fire installation revenue decreased $5.9 million due to continued weakness in commercial construction.

Cost of first aid, safety and fire protection services decreased $6.4 million, or 10.8%, for the three months ended February 28, 2009.   Gross margin for the First Aid, Safety and Fire Protection Services operating segment is defined as revenue less cost of goods, warehouse expenses, service expenses and training expenses.  The gross margin as a percent of revenue was 38.5% for the quarter ended February 28, 2009, which is a 70 basis point decrease compared to the gross margin percentage in the third quarter of the prior fiscal year.  This decrease is mainly due to a decrease in sales volume.

Selling and administrative expenses as a percent of revenue, at 33.7%, increased 200 basis points compared to the third quarter of the prior fiscal year.  This increase is due to the lower First Aid, Safety and Fire Protection Services revenue.  Selling and administrative expenses decreased from $30.9 million in last year’s third quarter to $29.0 million in the third quarter of this fiscal year due to various cost reduction initiatives.

Income before income taxes for the First Aid, Safety and Fire Protection Services operating segment decreased $3.2 million to $4.1 million for the three months ended February 28, 2009.  Income before income taxes was 4.8% of the operating segment’s revenue, which is a 270 basis point decrease compared to the third quarter of the prior fiscal year, primarily due to the decrease in First Aid, Safety and Fire Protection services revenue.

Document Management Services Operating Segment

Three Months Ended February 28, 2009 Compared to Three Months Ended February 29, 2008

Document Management Services operating segment revenue increased from $49.4 million to $50.9 million, or 2.9%, for the three months ended February 28, 2009, over the same period in the prior fiscal year.  Acquisitions in this operating segment accounted for growth of 6.4% during the quarter.  This operating segment had negative internal growth for the period of -3.5% over the same period in the prior fiscal year.  Although the operating segment’s volume of shredding services increased by 15% during the quarter ended February 28, 2009, compared to the same quarter last year, declining recycled paper prices caused the operating segment to have negative internal growth for the quarter ended February 28, 2009.  This segment derives revenue from the sale of shredded paper to paper recyclers.  The average price from these paper sales dropped by approximately 50% since February 29, 2008.  The price of standard office paper, which accounts for the majority of the recycled paper revenue, dropped from $235 per ton at February 29, 2008, to $125 per ton at February 28, 2009.

Cost of document management services increased $4.7 million, or 21.4%, for the three months ended February 28, 2009, due to increased Document Management Services operating segment volume.  Gross margin for the Document Management Services operating segment is defined as revenue less production and service costs.  The gross margin as a percent of revenue decreased from 55.5% in last year’s third quarter to 47.5% for the quarter ended February 28, 2009.  This decrease is due to the significant decrease in the recycled paper prices.

Selling and administrative expenses as a percent of revenue, at 39.8%, increased 50 basis points compared to the third quarter of the prior fiscal year.  This increase includes a 90 basis point increase in bad debt expense, offset by various cost reduction initiatives.

Income before income taxes for the Document Management Services operating segment decreased $4.1 million to $3.9 million for the period compared to the same period in the prior fiscal year.  Income before income taxes as a percentage of the operating segment’s revenue decreased from 16.2% in last year’s third quarter to 7.7% for the quarter ended February 28, 2009, primarily as a result of the significant decrease in recycled paper prices.

Consolidated Results

Nine Months Ended February 28, 2009 Compared to Nine Months Ended February 29, 2008

Total revenue of $2.9 billion decreased $32.9 million, or 1.1% for the nine months ended February 28, 2009, over the same period in the prior fiscal year.  Acquisitions in our First Aid, Safety and Fire Protection Services operating segment and our Document Management Services operating segment accounted for growth of 0.8% during the quarter.  This growth was offset by internal growth of -1.4%.  The revenue growth rate was negatively impacted by 0.5% by one fewer work day in the nine month period ended February 28, 2009 compared to the nine month period ended February 29, 2008.  The difficult U.S. and Canadian economic environment that began in our second fiscal quarter worsened in our third fiscal quarter.  These economies lost approximately 2.2 million jobs in the three months ended February 28, 2009, and lost approximately 4.0 million jobs in the six months ended February 28, 2009.  Because of job losses that impacted our customers, we experienced a decrease in uniform revenue, both rented and purchased, and revenue for hygiene products and first aid and safety products.  In addition, facility closures by our customers reduced our volume of entrance mats, shop towels and other facility needs such as fire protection services and document management services.

Rental Uniforms and Ancillary Products revenue of $2.1 billion decreased $15.3 million, or 0.7% for the nine months ended February 28, 2009, over the same period in the prior fiscal year.  There were no acquisitions in the Rental Uniforms and Ancillary Products operating segment during the nine months ended February 28, 2009.

Other Services revenue, consisting of revenue from the reportable operating segments of Uniform Direct Sales, First Aid, Safety and Fire Protection Services and Document Management Services, decreased 2.2% for the nine months ended February 28, 2009, over the same period in the prior fiscal year from $806.1 million to $788.5 million.  Acquisitions of first aid, safety and fire protection businesses and document management businesses accounted for growth of 2.9%.  Negative internal growth of 4.6% more than offset the impact of the acquisitions.  This internal growth rate was negative during the nine months ended February 28, 2009, primarily as a result of an 11.6% decrease in Uniform Direct Sales operating segment revenue and a 1.3% decrease in First Aid, Safety and Fire Protection Services operating segment revenue.  The Other Services revenue growth rate was negatively impacted by 0.5% by one fewer work day in the nine month period ended February 28, 2009 compared to the nine month period ended February 29, 2008.

Cost of rental uniforms and ancillary products consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other rental items.  Cost of rental uniforms and ancillary products increased $6.4 million, or 0.5%, for the nine months ended February 28, 2009, as compared to the nine months ended February 29, 2008.  This increase was due to a $3.5 million increase in energy costs and a $6.6 million increase in hanger costs, offset by various cost reduction initiatives.

Cost of other services consists primarily of cost of goods sold (predominantly uniforms and first aid products), delivery expenses and distribution expenses in the Uniform Direct Sales operating segment, the First Aid, Safety and Fire Protection Services operating segment and the Document Management Services operating segment.  Cost of other services decreased $6.6 million, or 1.3%, for the nine months ended February 28, 2009, as compared to the nine months ended February 29, 2008. This decrease was mainly due to lower Other Services volume.

Selling and administrative expenses increased $4.0 million, or 0.5%, for the nine months ended February 28, 2009, as compared to the nine months ended February 29, 2008.  Medical costs increased by $15.8 million over the same period in the prior fiscal year reflecting continued rising costs in healthcare and additional claims incurred.  In addition, bad debt expense increased by $6.1 million as customers have delayed payments during this fiscal year’s difficult economic environment.  These increases were offset by decreases in labor and payroll tax expenses of $12.1 million due to cost reduction initiatives.

Net interest expense (interest expense less interest income) was $35.8 million for the nine months ended February 28, 2009, which is relatively consistent with the $34.7 million for the same period in the prior fiscal year.

Cintas’ effective tax rate was 36.8% for the nine months ended February 28, 2009, compared to 36.9% for the prior year period, reflecting the reserve requirements of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.

Net income decreased 9.5% for the nine months ended February 28, 2009, from the same period in the prior fiscal year.  Diluted earnings per share decreased 7.6% for the nine months ended February 28, 2009, compared to the same period in the prior fiscal year.  The decreased net income and diluted earnings per share are due to the lower volume and a combination of increases, as described previously, in energy related costs, costs of hangers, medical costs and bad debt expense for the period.

Rental Uniforms and Ancillary Products Operating Segment

Nine Months Ended February 28, 2009 Compared to Nine Months Ended February 29, 2008

As discussed above, Rental Uniforms and Ancillary Products operating segment revenue decreased $15.3 million, or 0.7%, and the cost of rental uniforms and ancillary products increased $6.4 million, or 0.5%.  The operating segment’s gross margin was $919.2 million, or 43.6% of revenue.  This gross margin percent of revenue of 43.6% was 70 basis points lower than the 44.3% in the same period in the prior fiscal year mainly due to increased energy related costs and hanger costs.  Energy related costs, which include natural gas, electric and gas, increased a combined 20 basis points over the same period in the prior fiscal year.  Hanger costs increased 35 basis points primarily as a result of an import tariff imposed by the U.S. government on hangers produced in China.

Selling and administrative expenses in the Rental Uniforms and Ancillary Products operating segment as a percent of revenue, at 28.2%, remained relatively consistent with the same period of the prior fiscal year.

Income before income taxes decreased $13.4 million to $325.9 million for the Rental Uniforms and Ancillary Products operating segment for the period.  Income before income taxes was 15.5% of the operating segment’s revenue, which is a 50 basis point decrease compared to the same period in the prior fiscal year.  This is primarily due to the increased energy related costs and hanger costs indicated above.

Uniform Direct Sales Operating Segment

Nine Months Ended February 28, 2009 Compared to Nine Months Ended February 29, 2008

Uniform Direct Sales operating segment revenue decreased from $378.5 million to $334.5 million, or 11.6%, for the nine months ended February 28, 2009, over the same period in the prior fiscal year.  There were no acquisitions in the Uniform Direct Sales operating segment during the nine months ended February 28, 2009.

Cost of uniform direct sales decreased $22.1 million, or 8.6%, for the nine months ended February 28, 2009, due to decreased Uniform Direct Sales volume.  The gross margin as a percent of revenue was 29.3% for the nine months ended February 28, 2009, which was a 240 basis point decrease over the same period in the prior fiscal year.  This decrease in gross margin as a percent of revenue is due to the lower Uniform Direct Sales volume, causing the operating segment’s fixed costs to be a higher percent of revenue.

Selling and administrative expenses as a percent of revenue, at 22.7%, increased 240 basis points for the nine months ended February 28, 2009, compared to the same period in the prior fiscal year.  This increase is mainly due to the decline in Uniform Direct Sales volume and in part due to higher bad debt expense, which increased approximately 40 basis points over the same period last year.

Income before income taxes decreased $21.0 million to $22.0 million for the Uniform Direct Sales operating segment for the period compared to the same period in the prior fiscal year.  Income before income taxes was 6.6% of the operating segment’s revenue, which is a 480 basis point decrease compared to the same period in the prior fiscal year.  This decrease is primarily due to the decreased Uniform Direct Sales volume.

First Aid, Safety and Fire Protection Services Operating Segment

Nine Months Ended February 28, 2009 Compared to Nine Months Ended February 29, 2008

First Aid, Safety and Fire Protection Services operating segment revenue decreased from $299.0 million to $295.1 million, or 1.3%, for the nine months ended February 28, 2009.  This operating segment’s internal growth for the period was -2.8% over the same period last fiscal year.  Acquisitions of first aid, safety and fire protection businesses accounted for growth of 2.0%.  The First Aid, Safety and Fire Protection Services operating segment revenue growth rate was negatively impacted by 0.5% by one fewer work day in the nine month period ended February 28, 2009, compared to the nine month period ended February 29, 2008.

Cost of first aid, safety and fire protection services decreased $3.1 million, or 1.7%, for the nine months ended February 28, 2009, due to decreased First Aid, Safety and Fire Protection Services volume.   Gross margin for the First Aid, Safety and Fire Protection Services operating segment is defined as revenue less cost of goods, warehouse expenses, service expenses and training expenses.  The gross margin as a percent of revenue was 39.9% for the nine months ended February 28, 2009, which is a 30 basis point increase compared to the gross margin percentage in the prior fiscal year.  This increase is due to better utilization of fire installation labor and a change in the mix of revenue from the lower gross margin producing revenue of fire system installation revenue and national account first aid and safety programs to the higher gross margin producing revenue of fire test and inspection services and first aid services.

Selling and administrative expenses as a percent of revenue, at 32.0%, increased 80 basis points for the nine months ended February 28, 2009, compared to the same period in the prior fiscal year.  This increase is due to increased selling expenses associated with the development of our Fire Protection Services sales force.

Income before income taxes for the First Aid, Safety and Fire Protection Services operating segment decreased $2.1 million to $23.2 million for the period compared to the same period of the prior fiscal year.  Income before income taxes was 7.8% of the operating segment’s revenue, which is a 70 basis point decrease compared to the same period in the prior fiscal year as a result of the various items described above.

Document Management Services Operating Segment

Nine Months Ended February 28, 2009 Compared to Nine Months Ended February 29, 2008

Document Management Services operating segment revenue increased from $128.6 million to $158.9 million, or 23.6%, for the nine months ended February 28, 2009, over the same period in the prior fiscal year.  This operating segment’s internal growth for the period was 10.3% over the same period in the prior fiscal year.  The internal growth was due to the sale of shredding services to new customers, offset by a reduction in recycled paper prices.  This segment derives revenue from the sale of shredded paper to paper recyclers.  The average price from these paper sales dropped by approximately 50% since February 29, 2008.  The price of standard office paper, which accounts for the majority of the recycled paper revenue, dropped from $235 per ton at February 29, 2008, to $125 per ton at February 28, 2009.  Acquisitions of document management businesses accounted for growth of 13.9%.  The Document Management Services operating segment revenue growth rate was negatively impacted by 0.6% by one fewer work day in the nine month period ended February 28, 2009 compared to the nine month period ended February 29, 2008.

Cost of document management services increased $18.6 million, or 31.7%, for the nine months ended February 28, 2009, due to increased Document Management Services operating segment volume.  Gross margin for the Document Management Services operating segment is defined as revenue less production and service costs.  The gross margin as a percent of revenue was 51.3% for the period ended February 28, 2009, which is a 300 basis point decrease over the gross margin percentage in the prior fiscal year.  This decrease is due to the decrease in the recycled paper prices and a 55 basis point increase in energy related costs.

Selling and administrative expenses as a percent of revenue, at 41.0%, decreased 50 basis points for the nine months ended February 28, 2009, compared to the same period in the prior fiscal year.  This decrease is due to improved scale of administrative functions resulting from the operating segment’s increased sales volume.

Income before income taxes for the Document Management Services operating segment of $16.4 million remained relatively consistent with the same period in the prior fiscal year.  Income before income taxes was 10.3% of the operating segment’s revenue, which is a 250 basis point decrease over the operating segment’s revenue for the same period last fiscal year as a percent of revenue, primarily as a result of decrease in recycled paper prices and the increased energy related costs.

Liquidity and Capital Resources

At February 28, 2009, Cintas had $151.9 million in cash and cash equivalents and marketable securities which is $39.8 million less than the $191.7 million at May 31, 2008.  The marketable securities consist of highly rated Canadian government securities.  This decrease is primarily due to using cash and cash equivalents and marketable securities to pay down debt balances by $164.5 million and to make capital expenditures of $132.8 million, offset by cash generated from operations of $339.7 million.  We expect capital expenditures for the year ended May 31, 2009, to be between $150 million and $170 million.  Cash and cash equivalents and marketable securities are expected to be used to finance future acquisitions, capital expenditures and expansion.

The financial markets have been volatile throughout the past two fiscal quarters.  This volatility has affected and may continue to affect our commercial paper rates.  However, our exposure to higher rates is limited because all of our debt as of February 28, 2009, has a fixed rate of interest.  Additionally, our highly rated commercial paper program has allowed us continued access to the financial markets.  Our commercial paper program has a capacity of $600.0 million and is fully supported by a backup revolving credit facility through a credit agreement with our banking group.  As of February 28, 2009, we had no commercial paper outstanding.  In the event that the commercial paper market becomes inaccessible, we believe that we will be able to borrow the funds we need up to the $600.0 million limit from our banking group through that credit agreement.  The credit agreement expires in February 2011.  We believe this program will be adequate to provide necessary funding for our operations.

Net property and equipment increased by $6.1 million from May 31, 2008 to February 28, 2009, due to our investment in computer software, rental facilities and equipment and our document management services fleet.  Cintas had two uniform rental facilities under construction as of February 28, 2009.

In May 2005, Cintas announced that the Board of Directors authorized a $500.0 million share buyback program at market prices.  In July 2006, Cintas announced that the Board of Directors approved the expansion of its share buyback program by an additional $500.0 million.  Cintas made no purchases under the share buyback program during the three months ended February 28, 2009.  From the inception of the share buyback program through March 31, 2009, Cintas has purchased a total of approximately 20.3 million shares of Cintas common stock, or approximately 12% of the total shares outstanding at the beginning of the program, at an average price of $39.31 per share for a total purchase price of approximately $797.9 million.  The maximum approximate dollar value of shares that may yet be purchased under the plan as of March 31, 2009, is $202.1 million.  The Board of Directors did not specify an expiration date for this program.

Following is information regarding Cintas' long-term contractual obligations and other commitments outstanding as of February 28, 2009:

(In thousands)	Payments Due by Period
			Two to
		One year	three	Four to	After five
Long-term contractual obligations	Total	or less	years	five years	Years

Long-term debt (1)	$786,767	$563	$1,240	$233,808	$551,156
Capital lease obligations (2)	29	29	----	----	----
Operating leases (3)	72,710	20,976	28,292	13,428	10,014
Interest payments (4)	665,450	49,739	99,079	74,679	441,953
Interest swap agreements (5)	----	----	----	----	----
Unconditional purchase obligations	----	----	----	----	----
Total contractual cash obligations	$1,524,956	$71,307	$128,611	$321,915	$1,003,123

(1)	Long-term debt primarily consists of $775,000 in long-term fixed rate notes.
(2)	Capital lease obligations are classified as debt on the consolidated balance sheets.
(3)	Operating leases consist primarily of building leases and a synthetic lease on a corporate aircraft.
(4)
Interest payments include interest on both fixed and variable rate debt.  Rates have been assumed to remain constant for the remainder of fiscal 2009, increase 25 basis points in fiscal 2010, increase 75 basis points in fiscal 2011, increase 100 basis points each year in fiscal 2012 and fiscal 2013 and increase 50 basis points in fiscal 2014.

(5)	Reference Note 6 entitled Debt, Derivatives and Hedging Activities of “Notes to Consolidated Condensed Financial Statements” for a detailed discussion of interest swap agreements.

(In thousands)	Amount of Commitment Expiration Per Period
			Two to
		One year	three	Four to		After five
Other commercial commitments	Total	or less	years	five years		Years

Lines of credit (1)	$526,326	$ ----	$526,326	$	----	$	----
Standby letter of credit (2)	73,674	73,641	33		----		----
Guarantees	----	----	----		----		----
Standby repurchase obligations	----	----	----		----		----
Other commercial commitments	----	----	----		----		----
Total commercial commitments	$600,000	$73,641	$526,359	$	----	$	----

(1)	Back-up facility for the commercial paper program.
(2)	Support certain outstanding long-term debt and self-insured workers' compensation and general liability insurance programs.

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

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements.  Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “predicts,” “projects,” “plans,” “expects,” “intends,” “target,” “forecast,” “believes,” “seeks,” “could,” “should,” “may” and “will” or the negative versions thereof and similar words, terms and expressions and by the context in which they are used.  Such statements are based upon current expectations of Cintas and speak only as of the date made.  You should not place undue reliance on any forward-looking statement.  We cannot guarantee that any forward-looking statement will be realized.  These statements are subject to various risks, uncertainties, potentially inaccurate assumptions and other factors that could cause actual results to differ from those set forth in or implied by this Quarterly Report.  Factors that might cause such a difference include, but are not limited to, the possibility of greater than anticipated operating costs including energy costs, lower sales volumes, loss of customers due to outsourcing trends, the performance and costs of integration of acquisitions, fluctuations in costs of materials and labor including increased medical costs, costs and possible effects of union organizing activities, failure to comply with government regulations concerning employment discrimination, employee pay and benefits and employee health and safety, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, the cost, results and ongoing assessment of internal controls for financial reporting required by the Sarbanes-Oxley Act of 2002, the initiation or outcome of litigation, investigations or other proceedings, higher assumed sourcing or distribution costs of products, the disruption of operations from catastrophic or extraordinary events, changes in federal and state tax and labor laws and the reactions of competitors in terms of price and service.  Cintas undertakes no obligation to publicly release any revisions to any forward-looking statements or to otherwise update any forward-looking statements whether as a result of new information or to reflect events, circumstances or any other unanticipated developments arising after the date on which such statements are made.  A further list and description of risks, uncertainties and other matters can be found in our Annual Report on Form 10-K for the year ended May 31, 2008 and in our reports on Forms 10-Q and 8-K.  The risks and uncertainties described herein are not the only ones we may face. Additional risks and uncertainties presently not known to us or that we currently believe to be immaterial may also harm our business.

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

ITEM 4.
CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

With the participation of Cintas’ management, including Cintas’ Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, Cintas has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of February 28, 2009.  Based on such evaluation, Cintas’ management, including Cintas’ Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, has concluded that Cintas’ disclosure controls and procedures were effective as of February 28, 2009, in ensuring (i) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is accumulated and communicated to Cintas’ management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in Cintas’ internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended February 28, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. See “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” on pages 31 and 32 of our Form 10-K for the year ended May 31, 2008.

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

      Item 5.      Other Information

On January 13, 2009, Cintas declared an annual cash dividend of $0.47 per share on outstanding common stock, a 2 percent increase over the dividends paid in the prior year.  The dividend was paid on March 11, 2009, to shareholders of record as of February 4, 2009.

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

CINTAS CORPORATION (Registrant)

Date: April 8, 2009	/s/ William C. Gale
William C. Gale
Senior Vice President and Chief Financial Officer
(Chief Accounting Officer)