Form 10-K
period 2009-05-31
CINTAS CORP
filed 2009-07-30
CIK 723254

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Fiscal Year Ended May 31, 2009

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-11399

CINTAS CORPORATION
(Exact name of Registrant as specified in its charter)

Incorporated under the Laws of Washington	IRS Employer ID No. 31-1188630
(State or other jurisdiction of incorporation or organization)	6800 Cintas Boulevard P.O. Box 625737 Cincinnati, Ohio 45262-5737 (Address of principal executive offices) Phone: (513) 459-1200 (Telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by checkmark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES	✓	NO

Indicate by checkmark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES	NO	✓

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

Indicate by a checkmark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).

YES	NO

Indicate by checkmark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer   ✓         Accelerated Filer                Smaller Reporting Company                Non-Accelerated Filer                (Do not check if a smaller reporting company)

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	✓

The aggregate market value of the Common Stock held by non-affiliates as of November 30, 2008, was $3,669,978,425 based on a closing sale price of $24.02 per share. As of June 30, 2009, 173,085,926 shares of Common Stock were issued and 152,790,170 shares were outstanding.

Documents Incorporated by Reference

Portions of the Registrant's Proxy Statement to be filed with the Commission for its 2009 Annual Meeting of Shareholders are incorporated by reference in Part III as specified.

Cintas Corporation
Index to Annual Report on Form 10-K

Part I

Item 1.  Business

Cintas Corporation (Cintas), a Washington corporation, provides highly specialized products and services to businesses of all types primarily throughout the United States and Canada. Cintas' products and services are designed to enhance its customers' images and brand identification as well as provide a safe and efficient work place. Cintas was founded in 1968 by Richard T. Farmer, Chairman of the Board, when he left his family's industrial laundry business in order to develop uniform programs using an exclusive new fabric. In the early 1970's, Cintas acquired the family industrial laundry business. Over the years, Cintas developed additional products and services that complemented its core uniform business and broadened the scope of products and services available to its customers.

Cintas classifies its businesses into four operating segments. The Rental Uniforms and Ancillary Products operating segment reflects the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items. In addition to these rental items, restroom and hygiene products and services are also provided within this operating segment. The Uniform Direct Sales operating segment consists of the direct sale of uniforms and related items and branded promotional products. The First Aid, Safety and Fire Protection Services operating segment consists of first aid, safety and fire protection products and services. The Document Management Services operating segment consists of document destruction, document imaging and document retention services.

We provide our products and services to approximately 800,000 businesses of all types — from small service and manufacturing companies to major corporations that employ thousands of people. This diversity in customer base results in no individual customer accounting for greater than one percent of Cintas' total revenue. As a result, the loss of one account would not have a significant financial impact on Cintas.

The following table sets forth the revenue derived from each operating segment provided by Cintas.

Fiscal Year Ended May 31, (in thousands)	2009	2008	2007

Rental Uniforms and Ancillary Products	$2,755,015	$2,834,568	$2,734,629
Uniform Direct Sales	428,369	517,490	501,443
First Aid, Safety and Fire Protection Services	378,097	403,552	362,417
Document Management Services	213,204	182,290	108,411

	$3,774,685	$3,937,900	$3,706,900

Additional information is also included in Note 15 entitled Operating Segment Information in "Notes to Consolidated Financial Statements."

The primary markets served by all Cintas operating segments are local in nature and highly fragmented. Cintas competes with national, regional and local providers, and the level of competition varies at each of Cintas' local operations. Product, design, price, quality, service and convenience to the customer are the competitive elements in each of our operating segments.

Within the Rental Uniforms and Ancillary Products operating segment, Cintas provides its products and services to customers via local delivery routes originating from rental processing plants and branches. Within the Uniform Direct Sales and First Aid, Safety and Fire Protection Services operating segments, Cintas provides its products and services via its distribution network and local delivery routes or local representatives. Within the Document Management Services operating segment, Cintas provides its services via local service routes originating from document management branches and document retention facilities. In total, Cintas has approximately 7,900 local delivery routes, 411 operations and 8 distribution centers. At May 31, 2009, Cintas employed approximately 31,000 employees of which approximately 300 were represented by labor unions.

Cintas sources finished products from many outside suppliers. In addition, Cintas operates 6 manufacturing facilities which provide for standard uniform needs. Cintas purchases fabric, used in its manufacturing process, from several suppliers. Cintas is not aware of any circumstances that would hinder its ability to continue obtaining these materials.

Cintas is subject to various environmental laws and regulations, as are other companies in the uniform rental industry. While environmental compliance is not a material component of our costs, Cintas must incur capital expenditures and associated operating costs, primarily for water treatment and waste removal, on a regular basis. Environmental spending related to water treatment and waste removal was approximately $19 million in fiscal 2009 and approximately $17 million in fiscal 2008. Capital expenditures to limit or monitor hazardous substances were approximately $2 million in fiscal 2009 and approximately $4 million in fiscal 2008. Cintas does not expect a material change in the cost of environmental compliance on a percent to revenue basis and is not aware of any material non-compliance with environmental laws.

Cintas files annual and quarterly reports and proxy materials with the Securities and Exchange Commission (SEC). The public may copy these materials at the SEC's Public Reference Room at 100 F Street, N.E., Room 1580 Washington, D.C. 20549 and may obtain further information concerning the operation of the Public Reference Room by calling the SEC at (800) SEC-0330. The SEC maintains an Internet site that contains the same information regarding Cintas that is filed electronically with the SEC. The address of that site is: http://www.sec.gov. Cintas' Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and current reports on Form 8-K and amendments to those reports are available free of charge as posted on its website, www.cintas.com, as soon as reasonably practicable after electronically filing with the SEC. The information on Cintas' website is not part of this Annual Report on Form 10-K.

Item 1A.  Risk Factors

The statements in this section describe major risks that could materially and adversely affect our business, financial condition and results of operation, and the trading price of our debt or equity securities could decline.

In addition, this section sets forth statements which constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995.

This Annual Report on Form 10-K contains forward-looking statements that are subject to numerous assumptions, risks or uncertainties. The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements. Forward-looking statements may be identified by words such as "estimates," "anticipates," "predicts," "projects," "plans," "expects," "intends," "target," "forecast," "believes," "seeks," "could," "should," "may" and "will" or the negative versions thereof and similar expressions and by the context in which they are used. Such statements are based upon current expectations of Cintas and speak only as of the date made. We cannot guarantee that any forward-looking statement will be realized. These statements are subject to various risks, uncertainties and other factors that could cause actual results to differ from those set forth in or implied by this Annual Report. Factors that might cause such a difference include, but are not limited to, the possibility of greater than anticipated operating costs including energy costs, lower sales volumes, loss of customers due to outsourcing trends, the effects of credit market volatility and changes in our credit ratings, fluctuations in foreign currency exchange, the performance and costs of integration of acquisitions, fluctuations in costs of materials and labor including increased medical costs, costs and possible effects of union organizing activities, failure to comply with government regulations concerning employment discrimination, employee pay and benefits and employee health and safety, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, asset impairment charges, the cost, results and ongoing assessment of internal controls for financial reporting required by the Sarbanes-Oxley Act of 2002, the initiation or outcome of litigation, higher assumed sourcing or distribution costs of products, the disruption of operations from catastrophic events, changes in federal and state tax and labor laws, the reactions of competitors in terms of price and service and other factors set forth in this Item 1A. "Risk Factors" section. Cintas undertakes no obligation to update any forward-looking statements whether as a result of new information or to reflect events or circumstances arising after the date on which they are made.

Negative global economic factors may adversely affect our financial performance.
Negative economic conditions, in North America and globally, may adversely affect our financial performance. Higher levels of unemployment, inflation, tax rates and other changes in tax laws and other economic factors could adversely affect the demand for Cintas' products and services. Increases in labor costs, including healthcare and insurance costs, labor shortages or shortages of skilled labor, higher material costs for items such as fabrics and textiles, lower recycled paper prices, higher interest rates, inflation, higher tax rates and other changes in tax laws and other economic factors could increase our costs of rental uniforms and ancillary products and other services and selling and administrative expenses. As a result, these factors could adversely affect our sales and results of operation.

The effects of credit market volatility and changes in our credit ratings could adversely affect our liquidity and results of operation.
Our operating cash flows, combined with access to the credit markets, provide us with significant discretionary funding capacity. However, deterioration in the global credit markets may limit our ability to access credit markets, which could adversely affect our liquidity and/or increase our cost of borrowing. In addition, credit market deterioration and its actual or perceived effects on our results of operation and financial condition, along with deterioration in general economic conditions, may increase the likelihood that the major independent credit agencies will downgrade our credit ratings, which could increase our cost of borrowing. Increases in our cost of borrowing could adversely affect our results of operation.

Fluctuations in foreign currency exchange could adversely affect our financial condition and results of operation.
We earn revenue, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar, including the Canadian dollar and the euro. In fiscal 2009, fiscal 2008 and fiscal 2007, revenue denominated in currencies other than the U.S. dollar represented less than 10% of our consolidated revenue. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenue, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, fluctuations in the value of the U.S. dollar against other major currencies, particularly in the event of significant increases in foreign currency revenue, will impact our revenue and operating income and the value of balance sheet items denominated in foreign currencies. This impact could adversely affect our financial condition and results of operation.

Increased competition could adversely affect our financial performance.
We operate in highly competitive industries and compete with national, regional and local providers. Product, design, price, quality, service and convenience to the customer are the competitive elements in these industries. If existing or future competitors seek to gain or retain market share by reducing prices, Cintas may be required to lower prices, which would hurt our results of operation. Cintas' competitors also generally compete with Cintas for acquisition candidates, which can increase the price for acquisitions and reduce the number of available acquisition candidates. In addition, our customers and prospects may decide to perform certain services in-house instead of outsourcing these services to Cintas. These competitive pressures could adversely affect our sales and results of operation.

Risks associated with the suppliers from whom our products are sourced could adversely affect our results of operation.
The products we sell are sourced from a wide variety of domestic and international suppliers. Global sourcing of many of the products we sell is an important factor in our financial performance. We require all of our suppliers to comply with applicable laws, including labor and environmental laws, and otherwise be certified as meeting our required supplier standards of conduct. Our ability to find qualified suppliers who meet our standards, and to access products in a timely and efficient manner is a significant challenge, especially with respect to suppliers located and goods sourced outside the United States. Political and economic stability in the countries in which foreign suppliers are located, the financial stability of suppliers, suppliers' failure to meet our supplier standards, labor problems experienced by our suppliers, the availability of raw materials to suppliers, currency exchange rates, transport availability and cost, inflation and other factors relating to the suppliers and the countries in which they are located are beyond our control. In addition, United States and foreign trade policies, tariffs and other impositions on imported goods, trade sanctions imposed on certain countries, the limitation on the importation of certain types of goods or of goods containing certain materials from other countries and other factors relating to foreign trade are beyond our control. These and other factors affecting our suppliers and our access to products could adversely affect our results of operation.

Increases in fuel and energy costs could adversely affect our results of operation and financial condition.
The price of fuel and energy needed to run our vehicles and equipment is unpredictable and fluctuates based on events outside our control, including geopolitical developments, supply and demand for oil and gas, actions by OPEC and other oil and gas producers, war and unrest in oil producing countries, regional production patterns, limits on refining capacities, natural disasters and environmental concerns. The increases in oil prices during 2008, which moderated in late 2008 and 2009, resulted in significantly higher fuel costs to Cintas. Similar increases in the future in fuel and energy costs could adversely affect our results of operation and financial condition.

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

Unionization campaigns could adversely affect our results of operation.
Cintas continues to be the target of a corporate unionization campaign by several unions. These unions are attempting to pressure Cintas into surrendering our employees' rights to a government-supervised election by unilaterally accepting union representation. We continue to vigorously oppose this campaign and defend our employees' rights to a government-supervised election. This campaign could be materially disruptive to our business and could materially adversely affect our results of operation.

Within our Document Management business, we handle customers' confidential information. Our failure to protect our customers' confidential information against security breaches could damage our reputation, harm our business and adversely impact our results of operation.
Our Document Management Services business includes both document destruction and document retention services. These services involve the handling of our customers' confidential information and the subsequent destruction or retention of this information. Any compromise of security, accidental loss or theft of customer data in our possession could damage our reputation and expose us to risk of liability, which could harm our business and adversely impact our results of operation.

Compliance with environmental laws and regulations could result in significant costs that adversely affect our results of operation.
Our operating locations are subject to environmental laws and regulations relating to the protection of the environment and health and safety matters, including those governing discharges of pollutants to the air and water, the management and disposal of hazardous substances and wastes and the clean-up of contaminated sites. The operation of our businesses entails risks under environmental laws and regulations. We could incur significant costs, including clean-up costs, fines and sanctions and claims by third parties for property damage and personal injury, as a result of violations of or liabilities under these laws and regulations. We are currently involved in a limited number of remedial investigations and actions at various locations. While based on information currently known to us, we believe that we maintain adequate reserves with respect to these matters, our liability could exceed forecasted amounts, and the imposition of additional clean-up obligations or the discovery of additional contamination at these or other sites could result in significant additional costs which could adversely affect our results of operation. In addition, potentially significant expenditures could be required to comply with environmental laws and regulations, including requirements that may be adopted or imposed in the future.

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

We are subject to legal proceedings that may adversely affect our financial condition and results of operation.
We are party to various litigation claims and legal proceedings. We discuss these lawsuits and other litigation to which we are party in greater detail under the caption "Item 3. Legal Proceedings" and in Note 14 entitled Litigation and Other Contingencies of "Notes to Consolidated Financial Statements." Certain of these lawsuits or potential future lawsuits, if decided adversely to us or settled by us, may result in liability and expense material to our financial condition and results of operation.

Failure to comply with the regulations of the U.S. Occupational Safety and Health Administration and other state and local agencies that oversee safety compliance could adversely affect our results of operation.
The Occupational Safety and Health Act of 1970, as amended, or "OSHA", establishes certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by OSHA and various record keeping, disclosure and procedural requirements. Various OSHA standards may apply to our operations. We have incurred, and will continue to incur, capital and operating expenditures and other costs in the ordinary course of our business in complying with OSHA and other state and local laws and regulations. Any failure to comply with these regulations could result in fines by government authorities, payment of damages to private litigants and affect our ability to service our customers and adversely affect our results of operation.

Risks associated with our acquisition practice could adversely affect our results of operation.
Historically, a portion of our growth has come from acquisitions. We continue to evaluate opportunities for acquiring businesses that may supplement our internal growth. However, there can be no assurance that we will be able to locate and purchase suitable acquisitions. In addition, the success of any acquisition depends in part on our ability to integrate the acquired company. The process of integrating acquired businesses may involve unforeseen difficulties and may require a disproportionate amount of our management's attention and our financial and other resources. Although we conduct due diligence investigations prior to each acquisition, there can be no assurance that we will discover all material liabilities of an acquired business for which we may be responsible as a successor owner or operator. The failure to successfully integrate these acquired businesses or to discover such liabilities could adversely affect our results of operation.

We may experience difficulties in attracting and retaining competent personnel in key positions.
We believe that a key component of our success is our corporate culture which has been imparted by management throughout our corporate organization. This factor, along with our entire operation, depends on our ability to attract and retain key employees. Competitive pressures within and outside our industry may make it more difficult and expensive for us to attract and retain key employees which could adversely affect our businesses.

Unexpected events could disrupt our operations and adversely affect our results of operation.
Unexpected events, including fires or explosions at facilities, natural disasters such as hurricanes and tornados, war or terrorist activities, unplanned outages, supply disruptions, failure of equipment or systems or changes in laws and/or regulations impacting our businesses, could adversely affect our results of operation. These events could result in customer disruption, physical damage to one or more key operating facilities, the temporary closure of one or more key operating facilities or the temporary disruption of information systems.

Deterioration in general economic conditions, primarily in North America, may result in the recognition of impairment charges which could adversely affect our results of operation and financial condition.
We assess our goodwill and other intangible assets and our long-lived assets for impairment when required by U.S. generally accepted accounting principles. These accounting principles require that we record an impairment charge if circumstances indicate that the asset carrying values exceed their fair values. The fair value of these assets is impacted by general economic conditions in the locations in which we operate. Deterioration in these general economic conditions may result in: declining revenue which can lead to excess capacity and declining operating cash flow; reductions in management's estimates for future revenue and operating cash flow growth; increases in borrowing rates and other deterioration in factors that impact our weighted average cost of capital; and deteriorating real estate values. If our assessment of goodwill, other intangible assets or long-lived assets indicates an impairment of the carrying value for which we recognize an impairment charge, this may adversely affect our results of operation and financial condition.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Cintas occupies 419 facilities located in 279 cities. Cintas leases 216 of these facilities for various terms ranging from monthly to the year 2019. Cintas expects that it will be able to renew its leases on satisfactory terms. Of the 6 manufacturing facilities listed below, Cintas controls the operations of 2 of these manufacturing facilities, but does not own or lease the real estate related to these operations. All other facilities are owned. The principal executive office in Cincinnati, Ohio, provides centrally located administrative functions including accounting, finance, marketing and computer system development and support. Cintas operates rental processing plants that house administrative, sales and service personnel and the necessary equipment involved in the cleaning of uniforms and bulk items, such as entrance mats and shop towels. Branch operations provide administrative, sales and service functions. Cintas operates 8 distribution centers and 6 manufacturing facilities. Cintas also operates first aid, safety and fire protection and document management facilities and direct sales offices. Cintas considers the facilities it operates to be adequate for their intended use. Cintas owns or leases approximately 14,400 vehicles which are used for the route-based deliveries and by the sales, service and management employee-partners.

The following chart provides additional information concerning Cintas' facilities:

Type of Facility	# of Facilities

Rental Processing Plants	175
Rental Branches	101
First Aid, Safety and Fire Protection Facilities	57
Document Management Facilities	57
Distribution Centers	8	*
Manufacturing Facilities	6
Direct Sales Offices	15

Total	419

Rental processing plants, rental branches, distribution centers and manufacturing facilities are used in Cintas' Rental Uniforms and Ancillary Products operating segment. Rental processing plants, rental branches, distribution centers, manufacturing facilities and direct sales offices are all used in the Uniform Direct Sales operating segment. First aid, safety and fire protection facilities, rental processing facilities and distribution centers are used in the First Aid, Safety and Fire Protection Services operating segment. Document management facilities and rental processing facilities are used in the Document Management Services operating segment.

* Includes the principal executive office, which is attached to the distribution center in Cincinnati, Ohio.

Item 3.  Legal Proceedings

We discuss material legal proceedings (other than ordinary routine litigation incidental to our business) pending against us in "Item 8. Financial Statements and Supplementary Data," in Note 14 entitled Litigation and Other Contingencies of "Notes to Consolidated Financial Statements." We refer you to and incorporate by reference into this Item 3 that discussion for important information concerning those legal proceedings, including the basis for such actions and, where known, the relief sought.

Item 4.  Submission of Matters to a Vote of Security Holders

None in the fourth quarter of fiscal 2009.

Part II

Item 5.  Market for Registrant's Common Equity,
Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Cintas' common stock is traded on the NASDAQ Global Select Market under the symbol "CTAS". The following table shows the high and low closing prices of shares of Cintas' common stock by quarter during the last two fiscal years:

Fiscal 2009

Quarter Ended	High	Low

May 2009	$26.83	$18.15
February 2009	25.70	20.06
November 2008	33.05	19.80
August 2008	31.38	25.44
Fiscal 2008

Quarter Ended	High	Low

May 2008	$31.01	$27.74
February 2008	34.75	28.78
November 2007	38.00	31.79
August 2007	40.90	35.37

Holders

At May 31, 2009, there were approximately 3,000 shareholders on record of Cintas' common stock. Cintas believes that this represents approximately 72,000 beneficial owners.

Dividends

Dividends on the outstanding common stock have been paid annually and amounted to $0.47 per share, $0.46 per share and $0.39 per share in fiscal 2009, fiscal 2008 and fiscal 2007, respectively.

Stock Performance Graph

The following graph summarizes the cumulative return on $100 invested in Cintas' common stock, the S&P 500 Stock Index and the common stocks of a selected peer group of companies. Because our products and services are diverse, Cintas does not believe that any single published industry index is appropriate for comparing shareholder return. Therefore, the peer group used in the performance graph combines four publicly traded companies in the business services industry that have similar characteristics as Cintas, such as route-based delivery of products and services. The companies included in the peer group are G & K Services, Inc., UniFirst Corporation, ABM Industries and Ecolab, Inc.

Total shareholder return was based on the increase in the price of the stock and assumed reinvestment of all dividends. Further, total return was weighted according to market capitalization of each company. The companies in the peer group are not the same as those considered by the Compensation Committee of the Board of Directors.

Total Shareholder Returns
Comparison of Five-Year Cumulative Total Return

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

During the first quarter of fiscal 2009, Cintas purchased 0.9 million shares of Cintas' common stock at an average price of $28.61 per share, for a total purchase price of approximately $26 million and Cintas purchased no other shares in fiscal 2009.

From the inception of the share buyback program through July 30, 2009, Cintas has purchased a total of 20.3 million shares of Cintas' common stock at an average price of $39.31 per share for a total purchase price of approximately $798 million. The maximum approximate dollar value of shares that may yet be purchased under the share buyback program as of July 30, 2009, is approximately $202 million.

Item 6.  Selected Financial Data

Eleven-Year Financial Summary

(In thousands except per share and percentage data)
Fiscal Years Ended May 31,	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	10-Year Compd Growth

Revenue	$1,751,568	1,901,991	2,160,700	2,271,052	2,686,585	2,814,059	3,067,283	3,403,608	3,706,900	3,937,900	3,774,685	8.0%
Net Income	$136,796	190,386	218,665	229,466	243,191	265,078	292,547	323,382	334,538	335,405	226,357	5.2%
Basic EPS	$0.83	1.14	1.30	1.35	1.43	1.55	1.70	1.93	2.09	2.15	1.48	6.0%
Diluted EPS	$0.81	1.12	1.27	1.33	1.41	1.54	1.69	1.92	2.09	2.15	1.48	6.2%
Dividends Per Share	$0.15	0.19	0.22	0.25	0.27	0.29	0.32	0.35	0.39	0.46	0.47	12.1%
Total Assets	$1,407,818	1,581,342	1,752,224	2,519,234	2,582,946	2,810,297	3,059,744	3,425,237	3,570,480	3,808,601	3,720,951	10.2%
Shareholders' Equity	$871,433	1,042,896	1,231,346	1,423,814	1,646,418	1,888,093	2,104,574	2,090,192	2,167,738	2,254,131	2,367,409	10.5%
Return on Average Equity (1)	16.8%	19.9%	19.2%	17.3%	15.8%	15.0%	14.7%	15.4%	15.7%	15.2%	9.8%
Long-Term Debt	$283,581	254,378	220,940	703,250	534,763	473,685	465,291	794,454	877,074	942,736	786,058

(1)
Return on average equity is computed as net income divided by the average of shareholders' equity. We believe that this calculation gives management and shareholders a good indication of Cintas' historical performance.

Item 7.  Management's Discussion and Analysis
of Financial Condition and Results of Operation

Business Strategy

Cintas provides highly specialized products and services to businesses of all types primarily throughout the United States and Canada. We refer to ourselves as "The Service Professionals." We bring value to our customers by helping them provide a cleaner, safer, more pleasant atmosphere for their customers and employees. Our products and services are designed to improve our customers' images. We also help our customers protect their employees and their company by enhancing workplace safety and helping to ensure legal compliance in key areas of their business.

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

We pursue the strategy of broadening our customer base in a few ways. Cintas has a national sales organization introducing all of our products and services to prospects in all business segments. Our ever expanding range of products and services allows our sales organization to consider any type of business a prospect. We also broaden our customer base through geographic expansion, especially in our emerging businesses of first aid and safety, fire protection and document management. Finally, we evaluate strategic acquisitions as opportunities arise.

Results of Operation

The economic environment in fiscal 2009 presented challenges not experienced in decades. The financial crisis which began in September, 2008, caused many of our customers to immediately reduce spending. As the economic turmoil continued, we saw our customers make dramatic reductions in spending. Significant job losses in the U.S. and Canada followed the financial crisis, as these economies lost millions of jobs from October, 2008, through May, 2009.

The suddenness and severity of the economic downturn required us to react quickly to reduce our cost structure. Beginning in the second quarter of fiscal 2009, we closed two manufacturing plants in Kentucky, initiated hiring and wage freezes in many parts of the organization, eliminated many overhead positions and reduced discretionary and capital spending. These initiatives resulted in a reduction to selling and administrative expenses of approximately $60 million when comparing the last six months of fiscal 2009 to the first six months of fiscal 2009.

In addition to the actions described above, we initiated restructuring activities during the fourth quarter of fiscal 2009 to reduce excess capacity and further reduce our cost structure. These activities included closing or converting to branches 16 of our rental processing plants and reducing our workforce by 1,200 employees. We expect these restructuring activities to be completed by May 31, 2010. During the fourth quarter of fiscal 2009, we recorded charges of $48.9 million in long-lived asset impairment costs, $7.9 million in employee termination costs and $2.3 million in other exit costs for a total of $59.1 million that will be incurred as a result of this restructuring. The following summarizes these amounts by operating segment:

(In millions) May 31, 2009	Rental Uniforms & Ancillary Products	Uniform Direct Sales	First Aid, Safety & Fire Protection	Document Management	Total

Restructuring charges	$8.8	$0.5	$0.6	$0.3	$10.2
Impairment of long-lived assets	44.2	4.1	0.6	—	48.9

Loss before income taxes	$53.0	$4.6	$1.2	$0.3	$59.1

A progression of our restructuring liability balance, primarily recorded in accrued compensation and related liabilities, at May 31, 2009, is as follows:

(In millions)	Employee Termination Costs	Other Exit Costs	Total

Charge to earnings — fiscal 2009	$7.9	$2.3	$10.2
Cash paid — fiscal 2009	(2.0)	—	(2.0)

Balance as of May 31, 2009	$5.9	$2.3	$8.2

The restructuring activities are more fully described in Note 2 entitled Restructuring and Related Activity of "Notes to Consolidated Financial Statements."

Despite the economic turmoil during fiscal 2009, we were still able to generate strong operating cash flow. Net cash provided by operating activities was $523.5 million. We reduced capital and acquisition spending by $110.9 million in fiscal 2009 compared to fiscal 2008. We were able to pay down $157.1 million in net borrowings during fiscal 2009, resulting in no outstanding commercial paper borrowings as of May 31, 2009. Additionally, we were still able to pay shareholders an increased dividend of $0.47 per share.

Cintas classifies its businesses into four operating segments. The Rental Uniforms and Ancillary Products operating segment reflects the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items. In addition to these rental items, restroom and hygiene products and services are also provided within this operating segment. The Uniform Direct Sales operating segment consists of the direct sale of uniforms and related items and branded promotional products. The First Aid, Safety and Fire Protection Services operating segment consists of first aid, safety and fire protection products and services. The Document Management Services operating segment consists of document destruction, document imaging and document retention services.

The following table sets forth certain consolidated statements of income data as a percentage of revenue by operating segment and in total for the periods indicated.

	2009	2008	2007

Revenue:
Rental Uniforms and Ancillary Products	73.0%	72.0%	73.8%
Uniform Direct Sales	11.4%	13.1%	13.5%
First Aid, Safety and Fire Protection Services	10.0%	10.3%	9.8%
Document Management Services	5.6%	4.6%	2.9%

Total revenue	100.0%	100.0%	100.0%
Cost of sales:
Rental Uniforms and Ancillary Products	56.7%	55.8%	55.4%
Uniform Direct Sales	75.2%	67.5%	68.0%
First Aid, Safety and Fire Protection Services	61.9%	60.1%	60.1%
Document Management Services	49.4%	45.4%	47.6%

Total cost of sales	58.9%	57.3%	57.3%
Gross margin:
Rental Uniforms and Ancillary Products	43.3%	44.2%	44.6%
Uniform Direct Sales	24.8%	32.5%	32.0%
First Aid, Safety and Fire Protection Services	38.1%	39.9%	39.9%
Document Management Services	50.6%	54.6%	52.4%

Total gross margin	41.1%	42.7%	42.7%
Selling and administrative expenses	28.7%	28.0%	27.1%
Restructuring charges	0.3%	—	—
Impairment of long-lived assets	1.3%	—	—
Interest income	-0.1%	-0.1%	-0.2%
Interest expense	1.3%	1.3%	1.4%

Income before income taxes	9.6%	13.5%	14.4%

The reduction in Uniform Direct Sales and First Aid, Safety and Fire Protection Services revenue as a percentage of total revenue in fiscal 2009 reflects the significant reduction in spending by customers of these businesses during the economic turmoil in fiscal 2009. Despite a significant decrease in the price of recycled paper prices during fiscal 2009, Document Management Services revenue increased as a percentage of total revenue over the last two fiscal years as a result of acquisitions and internal growth in our destruction services.

Cost of sales as a percentage of revenue increased in fiscal 2009 compared to fiscal 2008 due to lower revenue levels in all operating segments other than Document Management Services. The significant deterioration of the U.S. and Canadian economies, particularly in the last five months of the year ended May 31, 2009, which led to reduced revenue levels in our Rental Uniforms and Ancillary Products operating segment, our Uniform Direct Sales operating segment and our First Aid, Safety and Fire Protection Services operating segment, created excess inventory levels in these operating segments. As a result, we reduced the carrying amount of specific inventory to realizable values and recorded a pre-tax loss in the year ended May 31, 2009, of $27.5 million. The following summarizes this loss by operating segment:

(In millions) May 31, 2009	Rental Uniforms & Ancillary Products	Uniform Direct Sales	First Aid, Safety & Fire Protection	Document Management	Total

Cost of rental uniforms and ancillary products	$8.4	$—	$—	$—	$8.4
Cost of other services	—	16.1	3.0	—	19.1

Loss on inventory valuation	$8.4	$16.1	$3.0	$—	$27.5

Cost of sales as a percentage of revenue in Document Management Services increased as a percentage of revenue in fiscal 2009 compared to fiscal 2008 as a result of a significant decrease in the price of recycled paper. This operating segment derives revenue from the sale of shredded paper to paper recyclers. The weighted average price of standard office paper, which accounts for the majority of the recycled paper revenue, dropped by 24.2% in fiscal 2009 compared to fiscal 2008.

Selling and administrative expenses as a percentage of revenue increased in fiscal 2009 compared to fiscal 2008 as a result of the lower revenue in fiscal 2009.

Fiscal 2009 Compared to Fiscal 2008

Fiscal 2009 total revenue was $3.8 billion, a decrease of 4.1% compared to fiscal 2008. Acquisitions in our First Aid, Safety and Fire Protection Services operating segment and our Document Management Services operating segment accounted for growth of 0.7% during fiscal 2009. Information related to acquisitions is discussed in Note 10 entitled Acquisitions of "Notes to Consolidated Financial Statements." Total revenue decreased organically by 4.5%. The difficult U.S. and Canadian economic environments that began with the financial crisis in our second fiscal quarter deteriorated in our third and fourth fiscal quarters. These economies lost millions of jobs from October, 2008, through May, 2009. Because of customer job losses, we experienced decreases in uniform revenue, both rented and purchased, and revenue for our hygiene products and first aid and safety products. In addition, facility closures by our customers reduced our volume of entrance mats, mops, shop towels and other facility needs such as fire protection services and document management services. Fiscal 2009 had one fewer workday than fiscal 2008, which resulted in a decrease in revenue of 0.3%.

Rental Uniforms and Ancillary Products operating segment revenue consists predominantly of revenue derived from the rental of corporate identity uniforms and other garments including flame resistant clothing, and the rental and/or sale of mats, mops, shop towels, restroom supplies and other rental services. Revenue from the Rental Uniforms and Ancillary Products operating segment decreased 2.8% compared to fiscal 2008. Rental Uniforms and Ancillary Products operating segment revenue decreased organically by 2.4% in fiscal 2009. The decrease in the Rental Uniforms and Ancillary Products operating segment revenue was primarily due to decreased uniform wearers caused in large part by job losses in the U.S. and Canadian economies. Fiscal 2009 had one fewer workday than fiscal 2008, which resulted in a decrease in revenue of 0.4%.

Other Services revenue, consisting of revenue from the reportable operating segments of Uniform Direct Sales, First Aid, Safety and Fire Protection Services and Document Management Services, decreased 7.6% compared to fiscal 2008. Acquisitions in our First Aid, Safety and Fire Protection Services operating segment and our Document Management Services operating segment accounted for growth of 2.5% during fiscal 2009. Other Services revenue decreased organically by 9.7%. The turmoil in the U.S. and Canadian economies significantly affected our Other Services revenue, particularly in the Uniform Direct Sales and First Aid, Safety and Fire Protection Services

operating segments. The revenue decreases in these operating segments were partially offset by increased revenue in our Document Management Services operating segment. Fiscal 2009 had one fewer workday than fiscal 2008, which resulted in a decrease in revenue of 0.4%.

Cost of rental uniforms and ancillary products decreased 1.2% compared to fiscal 2008. Cost of rental uniforms and ancillary products consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, mops, shop towels and other ancillary items. The cost decrease compared to fiscal 2008 was primarily driven by the volume decrease in the Rental Uniforms and Ancillary Products operating segment revenue. The cost decrease due to reduced volume was partially offset by a loss on inventory valuation of $8.4 million, as described above.

Cost of other services decreased 1.9% compared to fiscal 2008. Cost of other services consists primarily of cost of goods sold (predominantly uniforms and first aid products), delivery expenses and distribution expenses in the Uniform Direct Sales operating segment, the First Aid, Safety and Fire Protection Services operating segment and the Document Management Services operating segment. The decrease from fiscal 2008 was due to the volume decrease in Other Services. The cost decrease due to reduced volume was partially offset by a loss on inventory valuation of $19.1 million, as described above.

Selling and administrative expenses decreased $21.4 million, or 1.9%, compared to fiscal 2008. This decrease is primarily due to a decrease of $18.9 million in labor costs and payroll taxes related to our fiscal 2009 cost reduction efforts.

Operating income of $409.1 million in fiscal 2009 decreased $168.4 million, or 29.2%, compared to fiscal 2008. Excluding the loss on inventory valuation of $27.5 million and the charges of $59.1 million relating to the restructuring activities, operating income decreased by $81.8 million, or 14.2%, compared to fiscal 2008. This decrease was primarily due to lower volumes brought on by the turmoil in the U.S. and Canadian economies in fiscal 2009.

Net interest expense (interest expense less interest income) increased $0.7 million from the prior fiscal year. This increase was due to a $3.3 million reduction in interest income caused by lower interest rates on Canadian treasury securities during fiscal 2009 compared to fiscal 2008, offset by a decrease of $2.6 million in interest expense caused by lower levels of borrowings in fiscal 2009 compared to fiscal 2008.

Income before income tax was $361.6 million, a 31.9% decrease compared to fiscal 2008. This change reflects the decrease in operating income described above.

Cintas' effective tax rate was 37.4% for fiscal 2009 as compared to 36.8% and 37.3% for fiscal 2008 and 2007, respectively (also see Note 9 entitled Income Taxes of "Notes to Consolidated Financial Statements" for more information on income taxes).

Net income for fiscal 2009 of $226.4 million was a 32.5% decrease compared to fiscal 2008, and diluted earnings per share of $1.48 was a 31.2% decrease compared to fiscal 2008. These changes reflect the decrease in operating income described above.

Rental Uniforms and Ancillary Products Operating Segment

As discussed above, Rental Uniforms and Ancillary Products operating segment revenue decreased $79.6 million, or 2.8%, and the cost of rental uniforms and ancillary products decreased $19.4 million, or 1.2%. The operating segment's gross margin was $1,192.8 million, or 43.3% of revenue. This gross margin percent of revenue of 43.3% decreased from 44.2% in fiscal 2008. Excluding the loss on inventory valuation of $8.4 million in fiscal 2009, the gross margin percent in fiscal 2009 was 43.6%. The decrease of 60 basis points from 44.2% in fiscal 2008 to 43.6% in fiscal 2009 is primarily due to the reduced volume in the Rental Uniforms and Ancillary Products operating segment.

Selling and administrative expenses for the Rental Uniforms and Ancillary Products operating segment as a percent to revenue, at 27.9%, decreased 40 basis points from 28.3% in fiscal 2008. This decrease was due to a reduction in labor costs associated with our cost reduction efforts.

Income before income taxes decreased $80.7 million to $370.5 million for the Rental Uniforms and Ancillary Products operating segment for fiscal 2009 compared to fiscal 2008. Income before income taxes was 13.4% of this operating segment's revenue. Excluding the loss on inventory valuation of $8.4 million and the charges of $53.0 million relating to the restructuring activities, income before income taxes as a percent of revenue was 15.7% in fiscal 2009, which is relatively consistent with the 15.9% in fiscal 2008.

Uniform Direct Sales Operating Segment

Uniform Direct Sales operating segment revenue decreased $89.1 million for fiscal 2009, a 17.2% decrease compared to fiscal 2008. There were no acquisitions in the Uniform Direct Sales operating segment during fiscal 2009.

Cost of uniform direct sales decreased $26.9 million, or 7.7%, for fiscal 2009 due to decreased Uniform Direct Sales operating segment volume, partially offset by a loss on inventory valuation of $16.1 million. The gross margin as a percent to revenue of 24.8% for fiscal 2009 decreased from 32.5% in fiscal 2008. Excluding the loss on inventory valuation of $16.1 million in fiscal 2009, the gross margin percent in fiscal 2009 was 28.5%. The decrease from 32.5% in fiscal 2008 to 28.5% in fiscal 2009 is primarily due to the reduced volume.

Selling and administrative expenses as a percent to revenue, at 22.9%, increased from 20.0% in fiscal 2008. This increase is due to lower volume and an increase in bad debt expense of 70 basis points.

Income before income taxes was $3.2 million in fiscal 2009, a decrease of $61.5 million compared to fiscal 2008. This decrease is primarily due to the reduced volume in the Uniform Direct Sales operating segment, as well as the loss on inventory valuation of $16.1 million and the charges of $4.6 million relating to the restructuring activities. Excluding the loss on inventory valuation and the charges relating to the restructuring activities, income before income taxes was $24.0 million in fiscal 2009, a decrease of $40.8 million.

First Aid, Safety and Fire Protection Services Operating Segment

First Aid, Safety and Fire Protection Services operating segment revenue decreased $25.5 million in fiscal 2009, a 6.3% decrease compared to fiscal 2008. This operating segment's revenue decreased organically by 7.6%. The turmoil in the U.S. and Canadian economies affected our First Aid, Safety and Fire Protection Services operating segment revenue. Our customers in this segment reduced their spending at the onset of the financial crisis in September, 2008, resulting in decreased revenue in fiscal 2009 compared to fiscal 2008. Acquisitions accounted for growth of 1.7%. Fiscal 2009 had one fewer workday than fiscal 2008, which resulted in a decrease in revenue of 0.4%.

Cost of first aid, safety and fire protection services decreased $8.8 million, or 3.6%, in fiscal 2009, due to decreased First Aid, Safety and Fire Protection Services operating segment volume, partially offset by a loss on inventory valuation of $3.0 million. Gross margin for the First Aid, Safety and Fire Protection Services operating segment is defined as revenue less cost of goods, warehouse expenses, service expenses and training expenses. The gross margin as a percent to revenue was 38.1% for fiscal 2009. Excluding the loss on inventory valuation of $3.0 million in fiscal 2009, the gross margin percent in fiscal 2009 was 38.9%. The decrease from 39.9% in fiscal 2008 to 38.9% in fiscal 2009 is primarily due to the reduced volume.

Selling and administrative expenses as a percent to revenue, at 33.6%, increased from 31.0% in fiscal 2008. This increase was due to lower volume and an increase in bad debt expense of 130 basis points.

Income before income taxes for the First Aid, Safety and Fire Protection Services operating segment was $15.9 million in fiscal 2009 compared to $35.6 million in fiscal 2008. This decrease of $19.7 million was primarily due to the reduced volume in First Aid, Safety and Fire Protection Services operating segment, as well as the loss on inventory valuation of $3.0 million and the charges of $1.2 million relating to the restructuring activities. Excluding the loss on inventory valuation and the charges relating to the restructuring activities, income before income taxes was $20.1 million, or 5.3% of revenue, in fiscal 2009 compared to 8.8% of revenue in fiscal 2008.

Document Management Services Operating Segment

Document Management Services operating segment revenue increased $30.9 million for fiscal 2009, or 17.0% over fiscal 2008. This operating segment's internal growth for fiscal 2009 was 6.0% over fiscal 2008. The internal growth is primarily due to the sale of destruction services to new customers, offset by a decline in recycled paper revenue. This operating segment derives revenue from the sale of shredded paper to paper recyclers. The weighted average price of standard office paper, which accounts for the majority of the recycled paper revenue, dropped by 24.2% in fiscal 2009 compared to fiscal 2008. Acquisitions accounted for growth of 11.4%. Fiscal 2009 had one fewer workday than fiscal 2008, which resulted in a decrease in revenue of 0.4%.

Cost of document management services increased $22.7 million, or 27.4%, for fiscal 2009, due to increased Document Management Services volume. Gross margin for the Document Management Services operating segment is defined as revenue less production and service costs. The gross margin as a percent to revenue was 50.6% for fiscal 2009, down from 54.6% in fiscal 2008. This decrease from fiscal 2008 is mainly due to the sharp decline in recycled paper prices compared to fiscal 2008. The decrease in the average price of standard office paper resulted in a decrease in gross margin as a percent to revenue of 2.9%.

Selling and administrative expenses as a percent to revenue was 41.4% compared to 40.5% in fiscal 2008. This increase is due to the sharp decline in recycled paper prices compared to fiscal 2008. The decrease in the average price of standard office paper resulted in an increase in selling and administrative expense as a percent to revenue of 2.4%.

Income before income taxes for the Document Management Services operating segment was $19.4 million, a decrease of $6.4 million compared to fiscal 2008. Income before income taxes was 9.1% of the operating segment's revenue compared to 14.1% in fiscal 2008. The decrease in the average price of standard paper resulted in a decrease in income before income taxes as a percent to revenue of 14.5%.

Fiscal 2008 Compared to Fiscal 2007

Fiscal 2008 total revenue was $3.9 billion, an increase of 6.2% over fiscal 2007. Internal growth was 4.6% in fiscal 2008, compared to 5.3% in fiscal 2007. The deterioration in the U.S. and Canadian economies created a challenging environment throughout fiscal 2008. The rising unemployment in the U.S. put pressure on our ability to grow rental uniform wearers, particularly in the latter half of fiscal 2008, as many of our customers reduced their workforces. In addition, our fire protection services business within the First Aid, Safety and Fire Protection Services operating segment suffered due to pressure on fire installation system revenue and lower than anticipated recurring service revenue. Our internal growth was generated primarily through the sale of document management services to new and existing customers, continued penetration of our ancillary products and services such as mats, hygiene supplies and restroom cleaning services to existing customers, and first aid and safety products and services to new and existing customers. The remaining growth in total revenue was generated predominantly through acquisitions of rental, first aid, safety and fire protection service businesses and document management businesses. Information related to acquisitions is discussed in Note 10 entitled Acquisitions of "Notes to Consolidated Financial Statements."

Rental Uniforms and Ancillary Products operating segment revenue consists predominantly of revenue derived from the rental of corporate identity uniforms and other garments including flame resistant clothing, and the rental and/or sale of mats, mops, shop towels, restroom supplies and other rental services. Revenue from the Rental Uniforms and Ancillary Products operating segment increased 3.7% over fiscal 2007. Internal growth for the Rental Uniforms and Ancillary Products operating segment was 3.4% in fiscal 2008. The increase in the Rental Uniforms and Ancillary Products operating segment revenue was primarily due to growth in the customer base as well as the continued penetration of ancillary products into our existing customer base. New business remained the main driver of our internal growth as we continued to sell rental programs to new customers. We also continued to expand our rental market, with over half of our new business being comprised of customers who were first time users of uniform rental programs. The remaining growth of 0.3% in fiscal 2008 resulted from the acquisition of rental businesses.

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

Cost of rental uniforms and ancillary products increased 4.4% over fiscal 2007. Cost of rental uniforms and ancillary products consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, mops, shop towels and other ancillary items. The cost increase over fiscal 2007 was primarily driven by the growth in the Rental Uniforms and Ancillary Products operating segment revenue. In addition, rising energy costs, especially in the second half of the fiscal year, contributed to this increase. Energy costs increased 11.1% in fiscal 2008, from $104.6 million in fiscal 2007 to $116.2 million in fiscal 2008.

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

Income before income taxes was $530.7 million, a 0.5% decrease over fiscal 2007. This change reflects the relatively flat operating income being reduced by the higher net interest expense.

Cintas' effective tax rate was 36.8% for fiscal 2008 as compared to 37.3% for fiscal 2007 (see also Note 9 entitled Income Taxes of "Notes to Consolidated Financial Statements").

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

Rental Uniforms and Ancillary Products Operating Segment

As discussed above, Rental Uniforms and Ancillary Products operating segment revenue increased $99.9 million, or 3.7%, and the cost of rental uniforms and ancillary products increased $66.4 million, or 4.4%. The operating segment's gross margin was $1,253.0 million, or 44.2% of revenue. This gross margin percent of revenue of 44.2% decreased from the 44.6% in fiscal 2007, primarily as a result of an 11.1% increase in energy costs.

Selling and administrative expenses for the Rental Uniforms and Ancillary Products operating segment as a percent to sales, at 28.3%, increased 60 basis points from the 27.7% in the prior fiscal year. This increase was due to the increased investment in our sales organization and increases in our marketing efforts and sales promotions as described above.

Income before income taxes decreased $11.1 million to $451.3 million for the Rental Uniforms and Ancillary Products operating segment for fiscal 2008 compared to the prior fiscal year. Income before income taxes was 15.9% of this operating segment's revenue, which is a 100 basis point decrease compared to fiscal 2007 primarily as a result of the increased energy costs and the increased investment in our sales organization and increases in our marketing efforts and sales promotions.

Uniform Direct Sales Operating Segment

Uniform Direct Sales operating segment revenue increased $16.0 million for fiscal 2008, a 3.2% increase over fiscal 2007. There were no acquisitions in the Uniform Direct Sales operating segment during fiscal 2008.

Cost of uniform direct sales increased $8.5 million, or 2.5%, for fiscal 2008 due to increased Uniform Direct Sales operating segment volume. The gross margin as a percent to revenue was 32.5% for fiscal 2008, which was a 50 basis point improvement over the prior fiscal year. This improvement is due to both sourcing improvements for catalog products as well as the increased sales volume.

Selling and administrative expenses as a percent to revenue, at 20.0%, increased 60 basis points compared to fiscal 2007. This increase is in part due to the catalog costs associated with the introduction of the new "Uniform Book" and new healthcare catalog.

Income before income taxes increased $1.5 million to $64.8 million for the Uniform Direct Sales operating segment for fiscal 2008 compared to the prior fiscal year. Income before income taxes was 12.5% of the operating segment's revenue, which is a 10 basis point decrease compared to fiscal 2007. This decrease is primarily due to the increased catalog costs noted above, offset by the gross margin improvements due to sourcing improvements and increased sales volume.

First Aid, Safety and Fire Protection Services Operating Segment

First Aid, Safety and Fire Protection Services operating segment revenue increased $41.1 million for fiscal 2008, an 11.4% increase over fiscal 2007. This operating segment's internal growth for fiscal 2008 was 6.1% over the prior fiscal year. The operating segment's internal growth was negatively impacted by lower than anticipated fire suppression system installation revenue and lower than anticipated recurring service revenue within the fire protection services business. Internal growth was generated primarily by the sale of first aid and safety products and services to new customers. The remaining growth was generated through the acquisition of first aid, safety and fire protection businesses.

Cost of first aid, safety and fire protection services increased $24.8 million, or 11.4%, for fiscal 2008, due to increased First Aid, Safety and Fire Protection Services operating segment volume. Gross margin for the First Aid, Safety and Fire Protection Services operating segment is defined as revenue less cost of goods, warehouse expenses, service expenses and training expenses. The gross margin as a percent to revenue was 39.9% for fiscal 2008, which is consistent with the prior fiscal year.

Selling and administrative expenses as a percent to revenue, at 31.0%, increased 170 basis points compared to fiscal 2007. This increase was due to the increased investment in our sales organization and increases in our marketing efforts and sales promotions as described above.

Income before income taxes for the First Aid, Safety and Fire Protection Services operating segment decreased by $2.6 million in fiscal 2008 compared to the prior fiscal year. Income before income taxes was 8.8% of the operating segment's revenue, which is a 180 basis point decrease compared to last fiscal year primarily as a result of the increased investment in our sales organization and increases in our marketing efforts and sales promotions.

Document Management Services Operating Segment

Document Management Services operating segment revenue increased $73.9 million for fiscal 2008, or 68.1% over the prior fiscal year. This operating segment's internal growth for fiscal 2008 was 38.2% over fiscal 2007. The internal growth is primarily due to the sale of destruction services to new customers. The remaining growth was generated through the acquisition of document management businesses.

Cost of document management services increased $31.1 million, or 60.2%, for fiscal 2008, due to increased Document Management Services operating segment volume. Gross margin for the Document Management Services operating segment is defined as revenue less production and service costs. The gross margin as a percent to revenue was 54.6% for fiscal 2008, which is a 220 basis point improvement over the gross margin percentage in fiscal 2007. This improvement is primarily due to the operating segment's increased sales volume and favorable recycled paper prices relative to the prior fiscal year.

Selling and administrative expenses as a percent to revenue was 40.5% compared to 45.7% in fiscal 2007. This decrease is due to better leveraging of administrative functions resulting from the operating segment's increased sales volume, partially offset by the increased investment in our sales organization and increases in our marketing efforts and sales promotions.

Income before income taxes for the Document Management Services operating segment increased $18.6 million for fiscal 2008 compared to the prior fiscal year. Income before income taxes was 14.1% of the operating segment's revenue compared to 6.6% in fiscal 2007 primarily as a result of the operating segment's increased sales volume.

Liquidity and Capital Resources

At May 31, 2009, Cintas had $250.1 million in cash, cash equivalents and marketable securities, representing an increase of $58.4 million, or 30.5% from May 31, 2008. This increase is attributable to the improvement in net working capital and lower use of cash for financing and investing activities. Net working capital (defined as current assets less current liabilities) increased by $37.7 million in fiscal 2009 compared to fiscal 2008. Cash used for investing and financing activities decreased by $56.1 million in fiscal 2009 compared to fiscal 2008. Cash generated from operations was $523.5 million in fiscal 2009 as compared to $542.7 million generated in fiscal 2008. This $19.2 million decrease is a result of lower income during the current fiscal year offset by improvements in working capital. Significant uses of cash in fiscal 2009 were capital expenditures of $160.1 million, net repayment of long-term debt of $157.1 million and dividends of $72.2 million. Cash, cash equivalents and marketable securities will be used to finance future acquisitions and capital expenditures.

Marketable securities consist primarily of Canadian treasury securities. Cintas believes that its investment policy pertaining to marketable securities is conservative. The criterion used in making investment decisions is the preservation of principal, while earning an attractive yield.

Accounts receivable decreased $72.4 million, primarily due to decreased revenue. The average collection period in fiscal 2009 remained comparable with fiscal 2008.

Inventories and uniforms and other rental items in service decreased $71.3 million, or 11.7% due to a $27.5 million reduction of inventory related to the loss on inventory valuation and due to an overall reduction in inventory levels in response to customer demands driven by the current economic environment.

Working capital increased $37.7 million to $952.8 million in fiscal 2009, due to the increased cash balances discussed above offset by reductions in accounts receivable and inventory levels.

Net property and equipment decreased $59.9 million due to normal ongoing property and equipment activity and the impact of the restructuring activities, including the categorization of $15.7 million in assets held for sale. Capital expenditures for fiscal 2009 totaled $160.1 million, including $114.4 million for the Rental Uniforms and Ancillary Products operating segment and $22.8 million for the Document Management Services operating segment, exceeding depreciation expense by $2.5 million. Included in the overall capital expenditure figure and in some of the operating segment data are approximately $43 million of costs related to information technology capital projects, including implementation costs of an enterprise computer system. During fiscal 2009, Cintas completed construction of three new uniform rental facilities.

Long-term debt totaled $786.7 million at May 31, 2009. This amount includes $225.0 million of 10-year senior notes at a rate of 6.0% issued in fiscal 2002, $250.0 million of 30-year senior notes issued in fiscal 2006 at a rate of 6.15% and $300.0 million of 10-year senior notes issued in fiscal 2008 at a rate of 6.125%. Cintas has earned credit ratings on these notes of "A" from Standard & Poor's and "A2" from Moody's. Cintas utilizes a $600.0 million commercial paper program, on which it has earned credit ratings of "A-1" from Standard & Poor's and "Prime-1" from Moody's. We believe these ratings are reflective of our commitment to conservative financial policies, strong financial management and a disciplined integration strategy for acquisitions. The commercial paper program is fully supported by a long-term credit facility that matures in fiscal 2011. As of May 31, 2009, there were no outstanding borrowings under this program. During fiscal 2009, Cintas initiated a $7.5 million loan with PIDC Regional Center, LP for funding related to a facility being built in Philadelphia. It is a 5-year note with a 2.75% interest rate.

Cintas' total debt to capitalization ratio has decreased from 29.5% at May 31, 2008, to 24.9% at May 31, 2009. Total debt decreased $157.2 million in fiscal 2009 through the use of cash generated by operations to reduce commercial paper balances.

During fiscal 2009, Cintas paid dividends of $72.2 million, or $0.47 per share. On a per share basis, this dividend is an increase of 2.2% over the dividend paid in fiscal 2008. This marks the 26th consecutive year that Cintas has increased its annual dividend, every year since going public in 1983.

On May 2, 2005, Cintas announced that the Board of Directors authorized a $500.0 million share buyback program at market prices. In July 2006, Cintas announced that the Board of Directors approved the expansion of its share buyback program by an additional $500.0 million. During the first quarter of fiscal 2009, Cintas purchased 0.9 million shares of Cintas stock at an average price of $28.61 per share, for a total purchase price of approximately $26 million. From the inception of the share buyback program through July 30, 2009, Cintas has purchased

20.3 million shares of Cintas' common stock at an average price of $39.31 per share for a total purchase price of approximately $798 million. The Board of Directors did not specify an expiration date for this program.

Following is information regarding Cintas' long-term contractual obligations and other commitments outstanding as of May 31, 2009:

Long-Term Contractual Obligations

(In thousands)	Payments Due by Period

	Total	One year or less	Two to three years	Four to five years	After five years

Long-term debt (1)	$786,627	$569	$1,256	$233,823	$550,979
Capital lease obligations (2)	29	29	—	—	—
Operating leases (3)	95,954	27,329	39,753	18,033	10,839
Interest payments (4)	652,577	49,563	98,977	71,228	432,809
Interest swap agreements	—	—	—	—	—
Unconditional purchase obligations	—	—	—	—	—

Total contractual cash obligations	$1,535,187	$77,490	$139,986	$323,084	$994,627

Cintas also makes payments to defined contribution plans. The amounts of contributions made to the defined contribution plans are made at the discretion of Cintas. Future contributions are expected to increase approximately 3% to 5% annually. Based on that increase, payments due in one year or less would be $25,221, two to three years would be $54,287 and four to five years would be $59,852. Payments for years thereafter are expected to continue increasing by approximately 5% each year.

(1)
Long-term debt primarily consists of $775,000 in senior notes. Reference Note 7 entitled Long-Term Debt of "Notes to Consolidated Financial Statements" for a detailed discussion of long-term debt.

(2)
Capital lease obligations are included in long-term debt detailed in Note 7 entitled Long-Term Debt of "Notes to Consolidated Financial Statements."

(3)
Operating leases consist primarily of building leases and a synthetic lease on a corporate aircraft.

(4)
Interest payments include interest on both fixed and variable rate debt. Rates have been assumed to increase 25 basis points in fiscal 2010, increase 75 basis points for both fiscal 2011 and fiscal 2012, increase 100 basis points in fiscal 2013, increase 50 basis points in fiscal 2014 and increase an additional 50 basis points in each year thereafter.

Other Commitments

(In thousands)	Amount of Commitment Expiration per Period

	Total	One year or less	Two to three years	Four to five years	After five years

Lines of credit (1)	$531,360	$—	$531,360	$—	$—
Standby letters of credit (2)	68,640	68,631	9	—	—
Guarantees	—	—	—	—	—
Standby repurchase obligations	—	—	—	—	—
Other commercial commitments	—	—	—	—	—

Total commercial commitments	$600,000	$68,631	$531,369	$—	$—

(1)
Back-up facility for the commercial paper program (reference Note 7 entitled Long-Term Debt of "Notes to Consolidated Financial Statements" for further discussion).

(2)
Support certain outstanding debt (reference Note 7 entitled Long-Term Debt of "Notes to Consolidated Financial Statements"), self-insured workers' compensation and general liability insurance programs.

Cintas has no off-balance sheet arrangements other than the synthetic lease on a corporate aircraft. The synthetic lease on the aircraft does not currently have, and is not reasonably likely to have, a current or future material effect on Cintas' financial condition, changes in Cintas' financial condition, revenue or expenses, results of operation, liquidity, capital expenditures or capital resources.

Inflation and Changing Prices

Changes in wages, benefits and energy costs have the potential to materially impact Cintas' financial results. Medical benefit costs increased as a percent to revenue due to increased utilization and rising healthcare industry costs. Medical benefits were 3.5% of total revenue in fiscal 2009 and 3.1% of total revenue in fiscal 2008. Management believes inflation has not had a material impact on Cintas' financial condition or a negative impact on results of operation.

Litigation and Other Contingencies

Cintas is subject to legal proceedings and claims arising from the ordinary course of its business, including personal injury, customer contract, environmental and employment claims. In the opinion of management, the aggregate liability, if any, with respect to such ordinary course of business actions will not have a material adverse effect on the financial position or results of operation of Cintas. Cintas is party to additional litigation not considered in the ordinary course of business. Please refer to "Part I, Item 3. Legal Proceedings" and Note 14 entitled Litigation and Other Contingencies of "Part II, Item 8. Notes to Consolidated Financial Statements" for a detailed discussion of certain specific litigation.

New Accounting Standards

Effective June 1, 2008, Cintas adopted Financial Accounting Standards Board (FASB) Statement No. 157, Fair Value Measurements (FAS 157), which defines fair value, establishes a framework for measuring fair value under U.S. generally accepted accounting principles (GAAP) and expands disclosure requirements about fair value measurements. FASB Staff Position 157-2 delayed the effective date of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). For all non-financial assets and liabilities, FAS 157 is effective for Cintas beginning June 1, 2009. The adoption of FAS 157 for our financial assets and liabilities did not have a material impact on Cintas' results of operation or financial condition. Cintas' adoption of FAS 157 is more fully described in Note 3 entitled Fair Value Measurements of "Notes to Consolidated Financial Statements." Cintas does not believe that the adoption of FAS 157 with respect to non-financial assets and liabilities will materially impact its financial position and results of operation.

In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations (FAS 141(R)). Under FAS 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. For Cintas, FAS 141(R) is effective for acquisitions and adjustments to an acquired entity's deferred tax asset and liability balances occurring after May 31, 2009. The adoption of FAS 141(R) will have an impact on Cintas' consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the terms and size of the acquisitions consummated after the effective date.

Critical Accounting Policies

The preparation of Cintas' consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that have a significant effect on the amounts reported in the consolidated financial statements and accompanying notes. These critical accounting policies should be read in conjunction with Note 1 entitled Significant Accounting Policies of "Notes to Consolidated Financial Statements." Significant changes, estimates or assumptions related to any of the following critical accounting policies could possibly have a material impact on the consolidated financial statements.

Revenue recognition

Rental revenue, which is recorded in the Rental Uniforms and Ancillary Products operating segment, is recognized when services are performed. Other services revenue, which is recorded in the Uniform Direct Sales, First Aid, Safety and Fire Protection Services and Document Management Services operating segments, is recognized when either services are performed or when products are shipped and the title and risks of ownership pass to the customer.

Allowance for doubtful accounts

Cintas establishes an allowance for doubtful accounts. This allowance includes an estimate based on historical rates of collectability and allowances for specific accounts identified as uncollectible. The allowance that is an estimate based on historical rates of collectability is recorded for overdue amounts, beginning with a nominal percentage and increasing substantially as the account ages. The amount provided as the account ages will differ slightly between the Rental Uniforms and Ancillary Products operating segment and the three other operating segments because of differences in customers served and the nature of each operating segment.

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. Substantially all inventories represent finished goods. Cintas applies a commonly accepted practice of using inventory turns to apply variances between actual and standard costs to the inventory balances. The judgments and estimates used to calculate inventory turns will have an impact on the valuation of inventories at the lower of cost or market. An inventory obsolescence reserve is determined by specific identification, as well as an estimate based on historical rates of obsolescence. The significant deterioration of the U.S. and Canadian economies, particularly in the last five months of the year ended May 31, 2009, led to reduced revenue in our Rental Uniforms and Ancillary Products operating segment, our Uniform Direct Sales operating segment and our First Aid, Safety and Fire Protection Services operating segment, which created excess inventory amounts in these operating segments. As a result, we reduced the carrying amount of specific inventory to realizable values and recorded a pre-tax loss in the year ended May 31, 2009, of $27.5 million. The following summarizes this amount by operating segment:

(In millions) May 31, 2009	Rental Uniforms & Ancillary Products	Uniform Direct Sales	First Aid, Safety & Fire Protection	Document Management	Total

Cost of rental uniforms and ancillary products	$8.4	$—	$—	$—	$8.4
Cost of other services	—	16.1	3.0	—	19.1

Loss on inventory valuation	$8.4	$16.1	$3.0	$—	$27.5

Uniforms and other rental items in service

Uniforms and other rental items in service are valued at cost less amortization, calculated using the straight-line method. Uniforms in service (other than cleanroom and flame resistant clothing) are amortized over their useful life of 18 months. Other rental items including shop towels, mats, cleanroom garments, flame resistant clothing, linens and restroom dispensers are amortized over their useful lives which range from 8 to 48 months. The amortization rates used are based on industry experience, Cintas' specific experience and wear tests performed by Cintas. These factors are critical to determining the amount of in service inventory that is presented in the consolidated financial statements.

Property and equipment

Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which is typically 30 to 40 years for buildings, 5 to 20 years for building improvements, 3 to 10 years for equipment and 2 to 15 years for leasehold improvements. When events or circumstances indicate that the carrying amount of long-lived assets may not be recoverable, the estimated undiscounted future cash flows are compared to the carrying amount of the assets. If the estimated undiscounted future cash flows are less than the carrying amount of the assets, an impairment loss is recorded based on the excess of the carrying amount of the assets over their respective fair values. Fair value is generally determined by discounted cash flows or based on prices of similar assets, as appropriate. Long-lived assets that are held for sale are reported at the lower of the carrying amount or the fair value, less estimated costs to sell. See Note 2 entitled Restructuring and Related Activity of "Notes to Consolidated Financial Statements" for discussion of impairment of long-lived assets.

Goodwill and impairment

Goodwill, obtained through acquisitions of businesses, is valued at cost less any impairment. Cintas performs annual impairment tests by operating segment. These tests include comparisons to current market values, where available, and discounted cash flow analyses. Significant assumptions include growth rates based on historical trends and margin improvement leveraged from such growth. Based on the results of the impairment tests, Cintas has not recognized an impairment of goodwill for the fiscal years ended May 31, 2009, 2008 or 2007.

Service contracts and other assets

Service contracts and other assets, which consist primarily of noncompete and consulting agreements obtained through acquisitions of businesses, are amortized by use of the straight-line method over the estimated lives of the agreements, which are generally 5 to 10 years. Certain noncompete agreements, as well as all service contracts, require that a valuation be determined using a discounted cash flow model. The assumptions and judgments used in these models involve estimates of cash flows and discount rates, among other factors. Because of the assumptions used to value these intangible assets, actual results over time could vary from original estimates. Impairment of service contracts and other assets is accomplished through specific identification. No impairment has been recognized by Cintas for the fiscal years ended May 31, 2009, 2008 or 2007.

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

See Note 13 entitled Stock-Based Compensation of "Notes to Consolidated Financial Statements" for further information.

Litigation and environmental matters

Cintas is subject to legal proceedings and claims related to environmental matters arising from the ordinary course of business. U.S. GAAP requires that a liability for contingencies be recorded when it is probable that a liability has occurred and the amount of the liability can be reasonably estimated. Significant judgment is required to determine the existence of a liability, as well as the amount to be recorded. While a significant change in assumptions and judgments could have a material impact on the amounts recorded for contingent liabilities, Cintas does not believe that they will result in a material adverse effect on the consolidated financial statements.

A detailed discussion of litigation matters is discussed above in the section entitled Litigation and Other Contingencies.

Income taxes

Deferred tax assets and liabilities are determined by the differences between the consolidated financial statement carrying amounts and the tax basis of assets and liabilities. See Note 9 entitled Income Taxes of "Notes to Consolidated Financial Statements" for the types of items that give rise to significant deferred income tax assets and liabilities. Deferred income taxes are classified as assets or liabilities based on the classification of the related asset or liability for financial reporting purposes. Deferred income taxes that are not related to an asset or liability for financial reporting are classified according to the expected reversal date. Cintas regularly reviews deferred tax assets for recoverability based upon projected future taxable income and the expected timing of the reversals of existing temporary differences. As a result of this review, Cintas has not established a valuation allowance against the deferred tax assets.

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

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

Cintas manages interest rate risk by using a combination of variable and fixed rate debt and investing in marketable securities. Earnings are affected by changes in short-term interest rates due to investments in marketable securities and money market accounts and periodic issuances of commercial paper. If short-term rates changed by one-half percent (or 50 basis points), Cintas' income before income taxes would change by approximately $0.5 million. This estimated exposure considers the effects on investments and the change in the cost of variable rate debt. This analysis does not consider the effects of a change in economic activity or a change in Cintas' capital structure.

Through its foreign operations, Cintas is exposed to foreign currency risk. Foreign currency exposures arise from transactions denominated in a currency other than the functional currency and from foreign denominated revenue and profit translated into U.S. dollars. Foreign denominated revenue and profit represents less than 10% of Cintas' consolidated revenue and profit. Cintas periodically uses foreign currency hedges such as average rate options and forward contracts to mitigate the risk of foreign currency exchange rate movements resulting from foreign currency revenue and from international cash flows. The primary foreign currency to which Cintas is exposed is the Canadian dollar.

Item 8.  Financial Statements and Supplementary Data

Management's Report on
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

With the supervision of our Chief Executive Officer and our Chief Financial Officer, management assessed our internal control over financial reporting as of May 31, 2009. Management based its assessment on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed by our internal audit function.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of May 31, 2009, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.

We reviewed the results of management's assessment with the Audit Committee of our Board of Directors. Additionally, our independent registered public accounting firm, Ernst & Young LLP, independently assessed the effectiveness of Cintas Corporation's internal control over financial reporting. Ernst & Young LLP has issued an attestation report, which is included in this Annual Report.

/s/ Scott D. Farmer Scott D. Farmer Chief Executive Officer
/s/ William C. Gale William C. Gale Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Cintas Corporation:

We have audited Cintas Corporation's internal control over financial reporting as of May 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cintas Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Cintas Corporation maintained, in all material respects, effective internal control over financial reporting as of May 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cintas Corporation as of May 31, 2009 and 2008, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended May 31, 2009, of Cintas Corporation, and our report dated July 27, 2009, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cincinnati, Ohio July 27, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Cintas Corporation:

We have audited the accompanying consolidated balance sheets of Cintas Corporation as of May 31, 2009 and 2008, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended May 31, 2009. Our audits also included the financial statement schedule listed in the index at Item 15(a). These consolidated financial statements and schedule are the responsibility of Cintas Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cintas Corporation at May 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note 1 to the consolidated financial statements, in fiscal 2008, Cintas Corporation adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cintas Corporation's internal control over financial reporting as of May 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated July 27, 2009, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cincinnati, Ohio July 27, 2009

Consolidated Statements of Income
	Fiscal Years Ended May 31,

(In thousands except per share data)	2009	2008	2007

Revenue:
Rental uniforms and ancillary products	$2,755,015	$2,834,568	$2,734,629
Other services	1,019,670	1,103,332	972,271

	3,774,685	3,937,900	3,706,900
Costs and expenses:
Cost of rental uniforms and ancillary products	1,562,230	1,581,618	1,515,185
Cost of other services	661,584	674,682	610,360
Selling and administrative expenses	1,082,709	1,104,145	1,003,958
Restructuring charges	10,209	—	—
Impairment of long-lived assets	48,888	—	—

Operating income	409,065	577,455	577,397
Interest income	(2,764)	(6,072)	(6,480)
Interest expense	50,236	52,823	50,324

Income before income taxes	361,593	530,704	533,553
Income taxes	135,236	195,299	199,015

Net income	$226,357	$335,405	$334,538

Basic earnings per share	$1.48	$2.15	$2.09

Diluted earnings per share	$1.48	$2.15	$2.09

Dividends declared and paid per share	$0.47	$0.46	$0.39

See accompanying notes.

Consolidated Balance Sheets
	As of May 31,

(In thousands except share data)	2009	2008

Assets
Current assets:
Cash and cash equivalents	$129,745	$66,224
Marketable securities	120,393	125,471
Accounts receivable, principally trade, less allowance of $19,532 and $13,139, respectively	357,678	430,078
Inventories, net	202,351	238,669
Uniforms and other rental items in service	335,447	370,416
Income taxes, current	25,512	—
Deferred tax asset	66,368	39,410
Prepaid expenses	17,035	12,068
Assets held for sale	15,744	—

Total current assets	1,270,273	1,282,336
Property and equipment, at cost, net	914,627	974,575
Goodwill	1,331,388	1,315,569
Service contracts, net	124,330	152,757
Other assets, net	80,333	83,364

	$3,720,951	$3,808,601

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$69,965	$94,755
Accrued compensation and related liabilities	48,414	50,605
Accrued liabilities	198,488	207,925
Income taxes, current	—	12,887
Long-term debt due within one year	598	1,070

Total current liabilities	317,465	367,242
Long-term liabilities:
Long-term debt due after one year	786,058	942,736
Deferred income taxes	149,032	124,184
Accrued liabilities	100,987	120,308

Total long-term liabilities	1,036,077	1,187,228
Shareholders' equity:
Preferred stock, no par value:
100,000 shares authorized, none outstanding	—	—
Common stock, no par value:
425,000,000 shares authorized
2009: 173,085,926 shares issued and 152,790,170 shares outstanding
2008: 173,083,426 shares issued and 153,691,103 shares outstanding	129,215	129,182
Paid-in capital	72,364	60,408
Retained earnings	2,938,419	2,784,302
Treasury stock:
2009: 20,295,756 shares
2008: 19,392,323 shares	(797,888)	(772,041)
Other accumulated comprehensive income (loss):
Foreign currency translation	33,505	61,206
Unrealized loss on derivatives	(8,207)	(8,815)
Unrealized gain (loss) on available-for-sale securities	1	(111)

Total shareholders' equity	2,367,409	2,254,131

	$3,720,951	$3,808,601

See accompanying notes.

Consolidated
Statements of Shareholders' Equity

	Common Stock		Paid-In	Retained	Other Accumulated Comprehensive	Treasury Stock		Total Shareholders'
(In thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity

Balance at June 1, 2006	172,571	$109,948	$58,556	$2,260,917	$42,384	(9,389)	$(381,613)	$2,090,192
Net income	—	—	—	334,538	—	—	—	334,538
Equity adjustment for foreign currency translation	—	—	—	—	7,426	—	—	7,426
Change in fair value of derivatives, net of $8,196 of tax	—	—	—	—	(13,571)	—	—	(13,571)
Change in fair value of available-for-sale securities, net of $522 of tax	—	—	—	—	882	—	—	882

Comprehensive income, net of tax								329,275
Dividends	—	—	—	(61,996)	—	—	—	(61,996)
Stock-based compensation	—	—	4,500	—	—	—	—	4,500
Stock options exercised, net of shares surrendered	303	10,863	(6,147)	—	—	—	—	4,716
Repurchase of common stock	—	—	—	—	—	(4,808)	(198,949)	(198,949)

Balance at May 31, 2007	172,874	120,811	56,909	2,533,459	37,121	(14,197)	(580,562)	2,167,738

Net income	—	—	—	335,405	—	—	—	335,405
Equity adjustment for foreign currency translation	—	—	—	—	19,391	—	—	19,391
Change in fair value of derivatives, net of $2,924 of tax	—	—	—	—	(4,394)	—	—	(4,394)
Change in fair value of available-for-sale securities, net of $98 of tax	—	—	—	—	162	—	—	162

Comprehensive income, net of tax								350,564
FIN 48 adjustment	—	—	—	(13,731)	—	—	—	(13,731)
Dividends	—	—	—	(70,831)	—	—	—	(70,831)
Stock-based compensation	—	—	7,456	—	—	—	—	7,456
Stock options exercised, net of shares surrendered	209	8,371	(3,957)	—	—	—	—	4,414
Repurchase of common stock	—	—	—	—	—	(5,195)	(191,479)	(191,479)

Balance at May 31, 2008	173,083	129,182	60,408	2,784,302	52,280	(19,392)	(772,041)	2,254,131

Net income	—	—	—	226,357	—	—	—	226,357
Equity adjustment for foreign currency translation	—	—	—	—	(27,701)	—	—	(27,701)
Change in fair value of derivatives, net of $94 of tax	—	—	—	—	608	—	—	608
Change in fair value of available-for-sale securities, net of $50 of tax	—	—	—	—	112	—	—	112

Comprehensive income, net of tax								199,376
Dividends	—	—	—	(72,207)	—	—	—	(72,207)
Stock-based compensation	—	—	11,953	—	—	—	—	11,953
Stock options exercised, net of shares surrendered	3	—	—	—	—	—	—	—
Other	—	33	3	(33)	—	—	—	3
Repurchase of common stock	—	—	—	—	—	(904)	(25,847)	(25,847)

Balance at May 31, 2009	173,086	$129,215	$72,364	$2,938,419	$25,299	(20,296)	$(797,888)	$2,367,409

See accompanying notes.

Consolidated Statements of Cash Flows
	Fiscal Years Ended May 31,

(In thousands)	2009	2008	2007

Cash flows from operating activities:
Net income	$226,357	$335,405	$334,538
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	157,572	148,566	135,181
Amortization	42,534	43,337	40,745
Impairment of long-lived assets	48,888	—	—
Stock-based compensation	11,953	7,456	4,500
Deferred income taxes	(1,174)	1,663	(332)
Change in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable	71,149	(14,939)	(11,460)
Inventories	35,136	(6,100)	(32,090)
Uniforms and other rental items in service	29,661	(23,854)	(6,968)
Prepaid expenses	(4,949)	3,830	(4,502)
Accounts payable	(24,560)	30,567	(7,654)
Accrued compensation and related liabilities	(2,012)	(12,430)	12,600
Accrued liabilities and other	(28,991)	20,398	9,028
Income taxes (receivable) payable	(38,042)	8,841	(25,148)

Net cash provided by operating activities	523,522	542,740	448,438
Cash flows from investing activities:
Capital expenditures	(160,092)	(190,333)	(180,824)
Proceeds from sale or redemption of marketable securities	116,433	45,791	118,174
Purchase of marketable securities and investments	(128,402)	(54,498)	(48,515)
Acquisitions of businesses, net of cash acquired	(30,909)	(111,535)	(160,707)
Other	(251)	(400)	(1,836)

Net cash used in investing activities	(203,221)	(310,975)	(273,708)
Cash flows from financing activities:
Proceeds from issuance of debt	7,500	295,000	252,460
Repayment of debt	(164,649)	(232,409)	(169,987)
Stock options exercised	—	8,371	10,863
Dividends paid	(72,207)	(70,831)	(61,996)
Repurchase of common stock	(25,847)	(191,479)	(198,949)
Other	855	(11,356)	(11,628)

Net cash used in financing activities	(254,348)	(202,704)	(179,237)
Effect of exchange rate changes on cash and cash equivalents	(2,432)	1,803	953

Net increase (decrease) in cash and cash equivalents	63,521	30,864	(3,554)
Cash and cash equivalents at beginning of year	66,224	35,360	38,914

Cash and cash equivalents at end of year	$129,745	$66,224	$35,360

See accompanying notes.

Notes to Consolidated Financial Statements

(Amounts in thousands except per share and share data)

1.  Significant Accounting Policies

Business description.  Cintas Corporation (Cintas) provides highly specialized products and services to businesses of all types primarily throughout the United States and Canada. Cintas is North America's leading provider of corporate identity uniforms through rental and sales programs, as well as a significant provider of related business services, including entrance mats, restroom products and services, first aid, safety and fire protection products and services, document management services and branded promotional products. Our products and services are designed to enhance our customers' images and to provide additional safety and protection in the workplace.

Cintas classifies its businesses into four operating segments in accordance with the criteria set forth in Financial Accounting Standards Board (FASB) Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. The Rental Uniforms and Ancillary Products operating segment reflects the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items. In addition to these rental items, restroom and hygiene products and services are also provided within this operating segment. The Uniform Direct Sales operating segment consists of the direct sale of uniforms and related items and branded promotional products. The First Aid, Safety and Fire Protection Services operating segment consists of first aid, safety and fire protection products and services. The Document Management Services operating segment consists of document destruction, document imaging and document retention services.

Principles of consolidation.  The consolidated financial statements include the accounts of Cintas, controlled majority-owned subsidiaries and any entities that are not controlled but require consolidation in accordance with FASB Interpretation No. 46, Consolidation of Variable Interest Entities — an interpretation of ARB No. 51 (collectively, Cintas). Intercompany balances and transactions have been eliminated as appropriate.

Use of estimates.  The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue recognition.  Rental revenue, which is recorded in the Rental Uniforms and Ancillary Products operating segment, is recognized when services are performed. Other Services revenue, which is recorded in the Uniform Direct Sales, First Aid, Safety and Fire Protection Services and Document Management Services operating segments, is recognized when either services are performed or when products are shipped and the title and risks of ownership pass to the customer.

Cost of rental uniforms and ancillary products.  Cost of rental uniforms and ancillary products consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, mops, shop towels and other ancillary items. The Rental Uniforms and Ancillary Products operating segment inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs and other costs of distribution are included in the cost of rental uniforms and ancillary products.

Cost of other services.  Cost of other services consists primarily of cost of goods sold (predominantly uniforms and first aid products), delivery expenses and distribution expenses. Cost of other services includes inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs and other costs of distribution.

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

Marketable securities.  All marketable securities are comprised of fixed income securities and are classified as available-for-sale.

Accounts receivable.  Accounts receivable is comprised of amounts owed through product shipments and services provided and is presented net of an allowance for doubtful accounts. This allowance includes an estimate based on historical rates of collectability and allowances for specific accounts identified as uncollectible. The allowance that is an estimate based on historical rates of collectability is recorded for overdue amounts, beginning with a nominal percentage and increasing substantially as the account ages. The amount provided as the account ages will differ slightly between the Rental Uniforms and Ancillary Products operating segment and the three other operating segments because of differences in customers served and the nature of each operating segment. When an account is considered uncollectible, it is written off against this allowance.

Inventories.  Inventories are valued at the lower of cost (first-in, first-out) or market. Substantially all inventories represent finished goods. The significant deterioration of the U.S. and Canadian economies, particularly in the last five months of the year ended May 31, 2009, led to reduced revenue in our Rental Uniforms and Ancillary Products operating segment, our Uniform Direct Sales operating segment and our First Aid, Safety and Fire Protection Services operating segment, which created excess inventory amounts in these operating segments. As a result, we reduced the carrying amount of specific inventory to realizable values and recorded a pre-tax loss in the year ended May 31, 2009, of $27,486. The following summarizes this amount by operating segment:

May 31, 2009	Rental Uniforms & Ancillary Products	Uniform Direct Sales	First Aid, Safety & Fire Protection	Document Management	Total

Cost of rental uniforms and ancillary products	$8,419	$—	$—	$—	$8,419
Cost of other services	—	16,069	2,998	—	19,067

Loss on inventory valuation	$8,419	$16,069	$2,998	$—	$27,486

Inventories are recorded net of reserves for obsolete inventory of $48,353 and $20,660 as of May 31, 2009 and 2008, respectively.

Uniforms and other rental items in service.  These items are valued at cost less amortization, calculated using the straight-line method. Uniforms in service (other than cleanroom and flame resistant clothing) are amortized over their useful life of 18 months. Other rental items, including shop towels, mats, mops, cleanroom garments, flame resistant clothing, linens and restroom dispensers, are amortized over their useful lives which range from 8 to 48 months.

Property and equipment.  Property and equipment is stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method primarily over the following estimated useful lives, in years:

Buildings	30 to 40
Building improvements	5 to 20
Equipment	3 to 10
Leasehold improvements	2 to 15

Long-lived assets.  As required under FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), when events or circumstances indicate that the carrying amount of long-lived assets may not be recoverable, the estimated undiscounted future cash flows are compared to the carrying amount of the assets. If the estimated undiscounted future cash flows are less than the carrying amount of the assets, an impairment loss is recorded based on the excess of the carrying amount of the assets over their respective fair values. Fair value is generally determined by discounted cash flows or based on prices of similar assets, as appropriate. Long-lived assets that are held for sale are reported at the lower of the carrying amount or the fair value, less estimated costs to sell. See Note 2 entitled Restructuring and Related Activity for discussion of impairment of long-lived assets.

Goodwill.  As required under FASB Statement No. 142, Goodwill and Other Intangible Assets (FAS 142), goodwill is separately disclosed from other intangible assets on the consolidated balance sheet and not amortized, but is tested for impairment on a reporting unit basis on at least an annual basis. Cintas completes an annual goodwill impairment test as required by FAS 142. Based on the results of the impairment tests, Cintas was not required to recognize an impairment of goodwill for the fiscal years ended May 31, 2009, 2008 or 2007. Cintas will continue to perform future impairment tests as required by FAS 142 as of March 1 in future years or when indicators of impairment are noted.

Service contracts and other assets.  Service contracts and other assets, which consist primarily of noncompete and consulting agreements obtained through acquisitions of businesses, are amortized by use of the straight-line method over the estimated lives of the agreements, which are generally 5 to 10 years.

Accrued liabilities.  Current accrued liabilities consist primarily of insurance, medical and profit sharing obligations and legal and environmental contingencies. These are recorded when it is probable that a liability has occurred and the amount of the liability can be reasonably estimated. Long-term accrued liabilities consist primarily of reserves associated with unrecognized tax benefits, which are described in more detail in Note 9 entitled Income Taxes.

Stock-based compensation.  As required under FASB Statement No. 123(R), Share-Based Payment, compensation expense is recognized for all share-based payments to employees, including stock options, in the consolidated statements of income based on the fair value of the awards that are granted. The fair value of stock options is estimated at the date of grant using the Black-Scholes option-pricing model. Measured compensation cost, net of estimated forfeitures, is recognized on a straight-line basis over the vesting period of the related share-based compensation award.

See Note 13 entitled Stock-Based Compensation for further information.

Derivatives and hedging activities.  Derivatives and hedging activities are presented in accordance with FASB Statement No. 133 Accounting for Derivatives and Hedging Activities (FAS 133), as amended. FAS 133 requires the recognition of all derivatives on the consolidated balance sheet at fair value and recognition of the resulting gains or losses as adjustments to earnings or other comprehensive income.

Cintas formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. Cintas' hedging activities are transacted only with highly rated institutions, reducing the exposure to credit risk in the event of nonperformance.

See Note 7 entitled Long-Term Debt for further information on derivatives and hedging activities.

Other accounting pronouncements.  Effective June 1, 2008, Cintas adopted FASB Statement No. 157, Fair Value Measurements (FAS 157), which defines fair value, establishes a framework for measuring fair value under U.S. generally accepted accounting principles (GAAP) and expands disclosure requirements about fair value measurements. FASB Staff Position 157-2 delayed the effective date of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). For all non-financial assets and liabilities, FAS 157 is effective for Cintas beginning June 1, 2009. The adoption of FAS 157 for our financial assets and liabilities did not have a material impact on Cintas' results of operation or financial condition. Cintas' adoption of FAS 157 is more fully described in Note 3 entitled Fair Value Measurements. Cintas does not believe that the adoption of FAS 157 with respect to non-financial assets and liabilities will materially impact its financial position and results of operation.

In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations (FAS 141(R)). Under FAS 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. For Cintas, FAS 141(R) is effective for acquisitions and adjustments to an acquired entity's deferred tax asset and liability balances occurring after May 31, 2009. The adoption of FAS 141(R) will have an impact on Cintas' consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the terms and size of the acquisitions consummated after the effective date.

2.  Restructuring and Related Activity

Due to the declining economic conditions which have negatively impacted the U.S. and Canadian economies and Cintas businesses, during the fourth quarter of fiscal 2009, management initiated certain restructuring activities to eliminate excess capacity and reduce our cost structure. These activities include closing or converting to branches 16 of our rental processing plants and reducing our workforce by 1,200 employees. We expect these restructuring activities to be completed by May 31, 2010.

During the fourth quarter of fiscal 2009, Cintas recorded charges of $48,888 in long-lived asset impairment costs, $7,937 in employee termination costs and $2,272 in other exit costs for a total of $59,097 incurred as a result of this restructuring. These charges by operating segment are described in Note 15 entitled Operating Segment Information.

A progression of our restructuring liability balance, primarily recorded in accrued compensation and related liabilities, at May 31, 2009, is as follows:

	Employee Termination Costs	Other Exit Costs	Total

Charge to earnings — fiscal 2009	$7,937	$2,272	$10,209
Cash paid — fiscal 2009	(2,022)	—	(2,022)

Balance as of May 31, 2009	$5,915	$2,272	$8,187

The charge of $48,888 in long-lived asset impairment costs includes $25,849 in land and buildings of which $10,930 relates to assets held for sale, $18,221 in equipment and $4,818 in long-lived other assets. Our accounting policy for long-lived assets is described in Note 1 entitled Significant Accounting Policies. The fair value was determined primarily by using market quoted prices and other prices quoted for similar assets and discounted cash flow models.

Primarily as a result of these restructuring activities, certain assets totaling $15,744 are categorized at May 31, 2009, as assets held for sale at the lower of their carrying value or fair value less cost to sell. These assets are in the Rental Uniform and Ancillary Products operating segment and are comprised of $6,268 of land and $9,476 of buildings and improvements.

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

Level 1 —	Quoted prices in active markets for identical assets or liabilities.
Level 2 —
Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
Level 3 —
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

All financial assets that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. These assets measured at fair value on a recurring basis are summarized below:

	As of May 31, 2009

	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$129,745	$—	$—	$129,745
Marketable securities	120,393	—	—	120,393
Accounts receivable, net	—	78	—	78
Other assets, net	17,105	—	—	17,105

Total assets at fair value	$267,243	$78	$—	$267,321

Current accrued liabilities	$—	$253	$—	$253

Total liabilities at fair value	$—	$253	$—	$253

Accounts receivable, net, includes foreign currency average rate options. Other assets, net, include retirement assets. Current accrued liabilities include foreign currency forward contracts.

4.  Marketable Securities

All marketable securities are comprised of fixed income securities and classified as available-for-sale. Interest, realized gains and losses and declines in value determined to be other than temporary on available-for-sale securities are included in interest income or expense. The cost of the securities sold is based on the specific identification method.

The following is a summary of marketable securities:

	2009		2008

	Cost	Fair Value	Cost	Fair Value

Canadian treasury securities	$120,403	$120,393	$125,626	$125,471

As of May 31, 2009, all marketable securities are concentrated in Canada and consist primarily of Canadian treasury securities. These funds are not expected to be repatriated, but instead are expected to be invested indefinitely in foreign subsidiaries.

Purchases of marketable securities were $122,652, $43,750 and $30,829 for the fiscal years ended May 31, 2009, 2008 and 2007, respectively.

The cost and fair value of marketable securities at May 31, 2009, by contractual maturity, are $120,403 and $120,393, respectively. All contractual maturities are due within one year.

5.  Property and Equipment

	2009	2008

Land	$77,210	$94,539
Buildings and improvements	444,683	462,799
Equipment	1,088,809	1,029,048
Leasehold improvements	15,269	16,700
Construction in progress	93,834	104,704

	1,719,805	1,707,790
Less: accumulated depreciation	805,178	733,215

	$914,627	$974,575

Interest expense is net of capitalized interest of $2,259, $1,090 and $490 for the fiscal years ended May 31, 2009, 2008 and 2007, respectively.

6.  Goodwill, Service Contracts and Other Assets

Changes in the carrying amount of goodwill and service contracts for the fiscal years ended May 31, 2009 and 2008, by operating segment, are as follows:

Goodwill	Rental Uniforms & Ancillary Products	Uniform Direct Sales	First Aid, Safety & Protection	Document Management	Total

Balance as of June 1, 2007	$863,319	$23,883	$162,021	$196,654	$1,245,877
Goodwill (adj.) acquired	(1,034)	—	3,523	64,808	67,297
Foreign currency translation	1,296	73	—	1,026	2,395

Balance as of May 31, 2008	$863,581	$23,956	$165,544	$262,488	$1,315,569
Goodwill acquired	—	—	1,328	17,340	18,668
Foreign currency translation	(1,702)	(65)	—	(1,082)	(2,849)

Balance as of May 31, 2009	$861,879	$23,891	$166,872	$278,746	$1,331,388

Service Contracts	Rental Uniforms & Ancillary Products	Uniform Direct Sales	First Aid, Safety & Protection	Document Management	Total

Balance as of June 1, 2007	$104,285	$699	$45,352	$21,025	$171,361
Service contracts (adj.) acquired	(19)	—	2,682	11,227	13,890
Service contracts amortization	(21,510)	(401)	(6,090)	(6,502)	(34,503)
Foreign currency translation	1,818	30	—	161	2,009

Balance as of May 31, 2008	$84,574	$328	$41,944	$25,911	$152,757
Service contracts acquired	—	—	264	4,252	4,516
Service contracts amortization	(16,289)	(289)	(6,166)	(7,613)	(30,357)
Foreign currency translation	(2,388)	(39)	—	(159)	(2,586)

Balance as of May 31, 2009	$65,897	$—	$36,042	$22,391	$124,330

Information regarding Cintas' service contracts and other assets follows:

As of May 31, 2009	Carrying Amount	Accumulated Amortization	Net

Service contracts	$335,473	$211,143	$124,330

Noncompete and consulting agreements	$65,683	$44,320	$21,363
Investments	51,762	—	51,762
Other	10,675	3,467	7,208

Total	$128,120	$47,787	$80,333

As of May 31, 2008	Carrying Amount	Accumulated Amortization	Net

Service contracts	$333,543	$180,786	$152,757

Noncompete and consulting agreements	$63,894	$34,625	$29,269
Investments	46,012	—	46,012
Other	10,790	2,707	8,083

Total	$120,696	$37,332	$83,364

Amortization expense was $42,534, $43,337 and $40,745 for the fiscal years ended May 31, 2009, 2008 and 2007, respectively. Estimated amortization expense, excluding any future acquisitions, for each of the next five years is $39,348, $35,493, $29,363, $13,534 and $10,868, respectively.

7.  Long-Term Debt

	2009	2008

Unsecured term notes due through 2036 at an average rate of 6.07%	$786,627	$779,652
Unsecured notes due through 2009	—	163,005
Other	29	1,149

	786,656	943,806
Less: amounts due within one year	598	1,070

	$786,058	$942,736

Cintas has $68,640 of letters of credit outstanding at May 31, 2009. Maturities of long-term debt during each of the next five years are $598, $609, $647, $225,636 and $8,187, respectively.

Interest paid, net of amount capitalized, was $49,857, $49,707 and $45,805 for the fiscal years ended May 31, 2009, 2008 and 2007, respectively.

Cintas has a commercial paper program supported by a $600,000 long-term credit facility. As of May 31, 2009, there was no commercial paper outstanding. As of May 31, 2008, there was $163,000 of commercial paper outstanding.

Cintas periodically uses cash flow hedges to hedge the exposure of variability in interest rates. Such agreements effectively convert a portion of the floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. The effective portion of the net gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains or losses on the ineffective portion of the hedge are charged to earnings in the current period. When outstanding, the effectiveness of these derivative instruments is reviewed at least every fiscal quarter. Examples of cash flow hedging instruments that Cintas may use are interest rate swaps, lock agreements and forward starting swaps. There were no interest rate swaps, lock agreements or forward starting swaps outstanding as of May 31, 2009 or 2008.

Cintas used interest rate lock agreements to hedge against movements in the treasury rates at the time Cintas issued its senior notes in fiscal 2002, fiscal 2007 and fiscal 2008. The amortization of the cash flow hedges resulted in a credit to other comprehensive income of $767, $521 and $384 for the fiscal years ended May 31, 2009, 2008 and 2007, respectively.

To hedge the exposure of movements in the foreign currency rates, Cintas uses foreign currency hedges. These hedges would reduce the impact on cash flows from movements in the foreign currency exchange rates. Examples of foreign currency hedge instruments that Cintas may use are average rate options and forward contracts. At May 31, 2009, Cintas had $78 in average rate options included in accounts receivable, net and $253 in forward contracts included in current accrued liabilities. These instruments reduced foreign currency exchange loss by $1,095 during fiscal 2009.

Cintas has certain covenants related to debt agreements. These covenants limit Cintas' ability to incur certain liens, to engage in sale-leaseback transactions and to merge, consolidate or sell all or substantially all of Cintas' assets. These covenants also require Cintas to maintain certain debt to capitalization and interest coverage ratios. Cross default provisions exist between certain debt instruments. Cintas is in compliance with all of the significant debt covenants for all periods presented. If a default of a significant covenant were to occur, the default could result in an acceleration of the maturity of the indebtedness, impair liquidity and limit the ability to raise future capital.

8.  Leases

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

The minimum rental payments under noncancelable lease arrangements for each of the next five years and thereafter are $27,329, $22,560, $17,193, $11,222, $6,812 and $10,839, respectively. Rent expense under operating leases during the fiscal years ended May 31, 2009, 2008 and 2007, was $37,897, $34,996 and $33,268, respectively.

9.  Income Taxes

Income before income taxes consist of the following components:

	2009	2008	2007

U.S. operations	$332,863	$476,279	$488,011
Foreign operations	28,730	54,425	45,542

	$361,593	$530,704	$533,553

Income taxes consist of the following components:

	2009	2008	2007

Current:
Federal	$135,909	$171,927	$184,363
State and local	18,962	17,225	16,181

	154,871	189,152	200,544
Deferred	(19,635)	6,147	(1,529)

	$135,236	$195,299	$199,015

Reconciliation of income tax expense using the statutory rate and actual income tax expense is as follows:

	2009	2008	2007

Income taxes at the U.S. federal statutory rate	$126,558	$185,746	$186,744
State and local income taxes, net of federal benefit	9,062	12,832	10,602
Other	(384)	(3,279)	1,669

	$135,236	$195,299	$199,015

The components of deferred income taxes included on the consolidated balance sheets are as follows:

	2009	2008

Deferred tax assets:
Employee benefits	$102	$8,100
Allowance for doubtful accounts	6,211	4,589
Inventory obsolescence	17,877	8,793
Insurance and contingencies	15,492	10,753
Other	23,192	16,820

	62,874	49,055
Deferred tax liabilities:
In service inventory	7,743	8,248
Property	76,482	66,339
Intangibles	58,538	51,993
State taxes and other	2,775	7,249

	145,538	133,829

Net deferred tax liability	$82,664	$84,774

Income taxes paid were $187,150, $180,634 and $220,740 for the fiscal years ended May 31, 2009, 2008 and 2007, respectively.

Cintas has undistributed earnings of foreign subsidiaries of approximately $181,556 at May 31, 2009, for which deferred taxes have not been provided. Such earnings are considered indefinitely invested in the foreign subsidiaries. If such earnings were repatriated, additional tax expense may result. The current calculation of such additional taxes is not practicable.

Cintas adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48) in fiscal 2008. FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, companies may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As a result of the adoption of FIN 48, Cintas recorded a decrease to retained earnings as of June 1, 2007, and a corresponding increase in long-term accrued liabilities of $13,731, inclusive of associated interest and penalties.

As of May 31, 2009 and May 31, 2008, there was $26,261 and $27,861, respectively, in total unrecognized tax benefits, which if recognized, would favorably impact Cintas' effective tax rate. Cintas recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense in the consolidated statements of income, which is consistent with the recognition of these items in prior reporting periods. The total amount accrued for interest and penalties as of May 31, 2009 and May 31, 2008, was $15,739 and $15,850, respectively. Cintas records the tax liability under FIN 48 in both current and long-term accrued liabilities on the consolidated balance sheets.

In the normal course of business, Cintas provides for uncertain tax positions and the related interest, and adjusts its unrecognized tax benefits and accrued interest accordingly. During fiscal 2009, unrecognized tax benefits related to continuing operations decreased by $18,682 and accrued interest decreased by $565.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at June 1, 2007	$112,658
Additions based on tax positions related to the current year	1,554
Additions for tax positions of prior years	4,465
Settlements	(87)
Statute expirations	(3,261)

Balance at May 1, 2008	$115,329
Additions based on tax positions related to the current year	1,525
Additions for tax positions of prior years	1,989
Settlements	(3,120)
Statute expirations	(20,558)

Balance at May 31, 2009	$95,165

The majority of Cintas' operations are in the United States and Canada. Cintas is required to file federal income tax returns as well as state income tax returns in a majority of the domestic states and also in certain Canadian provinces. At times, Cintas is subject to audits in these jurisdictions. The audits, by nature, are sometimes complex and can require several years to resolve. The final resolution of any such tax audit could result in either a reduction in Cintas' accruals or an increase in its income tax provision, either of which could have an impact on the consolidated results of operation in any given period.

All U.S. federal income tax returns are closed to audit through fiscal 2005. Cintas is currently in advanced stages of various audits in certain foreign jurisdictions and certain domestic states. The years under audit cover fiscal years back to 2000. Based on the resolution of the various audits, it is reasonably possible that the balance of unrecognized tax benefits could decrease by $1,346 for the fiscal year ended May 31, 2010.

10.  Acquisitions

For all acquisitions accounted for as purchases, the purchase price paid for each has been allocated to the fair value of the assets acquired and liabilities assumed. During fiscal 2009, Cintas acquired three First Aid, Safety and Fire Protection Services operating segment businesses and twelve Document Management Services operating segment businesses. During fiscal 2008, Cintas acquired one Rental Uniforms and Ancillary Products operating segment business, nine First Aid, Safety and Fire Protection Services operating segment businesses and twenty Document Management Services operating segment businesses. The following summarizes the aggregate purchase price for all businesses acquired:

	2009	2008

Fair value of tangible assets acquired	$6,546	$13,587
Fair value of goodwill acquired	19,024	67,758
Fair value of service contracts acquired	4,085	13,596
Fair value of other intangibles acquired	2,288	5,429

Total fair value of assets acquired	31,943	100,370
Fair value of liabilities assumed and incurred	574	(11,165)

Total cash paid for acquisitions	$31,369	$111,535

The results of operation for the acquired businesses are included in the consolidated statements of income from the dates of acquisition. The pro forma revenue, net income and earnings per share information relating to acquired businesses are not presented because they are not significant to Cintas.

11.  Defined Contribution Plans

Cintas' Partners' Plan (the Plan) is a non-contributory profit sharing plan and Employee Stock Ownership Plan (ESOP) for the benefit of substantially all U.S. Cintas employees who have completed one year of service. The Plan also includes a 401(k) savings feature covering substantially all U.S. employees. The amounts of contributions to the Plan and ESOP, as well as the matching contribution to the 401(k), are made at the discretion of Cintas. Total contributions, including Cintas' matching contributions, which approximate cost, were $23,400, $28,700 and $27,900 for the fiscal years ended May 31, 2009, 2008 and 2007, respectively.

Cintas also has a non-contributory deferred profit sharing plan (DPSP), which covers substantially all Canadian employees. In addition, a registered retirement savings plan (RRSP) is offered to those employees. The amounts of contributions to the DPSP, as well as the matching contribution to the RRSP, are made at the discretion of Cintas. Total contributions, which approximate cost, were $1,086, $1,500 and $1,239 for the fiscal years ended May 31, 2009, 2008 and 2007, respectively.

12.  Earnings per Share

Earnings per share are computed in accordance with FASB Statement No. 128, Earnings per Share. The basic computations are based on the weighted average number of common shares outstanding during each period. The diluted computations reflect the potential dilution that could occur if stock options were exercised into common stock, under certain circumstances, that then would share in the earnings of Cintas.

The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective years:

	2009	2008	2007

Numerator:
Net income	$226,357	$335,405	$334,538

Denominator:
Denominator for basic earnings per share — weighted average shares (000's)	152,942	155,678	159,769
Effect of dilutive securities — employee stock options (000's)	424	252	418

Denominator for diluted earnings per share — adjusted weighted average shares and assumed conversions (000's)	153,366	155,930	160,187

Basic earnings per share	$1.48	$2.15	$2.09

Diluted earnings per share	$1.48	$2.15	$2.09

13.  Stock-Based Compensation

Under the 2005 Equity Compensation Plan adopted by Cintas in fiscal 2006, Cintas may grant officers and key employees equity compensation in the form of stock options, stock appreciation rights, restricted and unrestricted stock awards, performance awards and other stock unit awards up to an aggregate of 14,000,000 shares of Cintas' common stock. The compensation cost charged against income was $11,953, $7,456 and $4,500 for the fiscal years ended May 31, 2009, 2008 and 2007, respectively. The amount recorded in fiscal 2007 reflects a cumulative catch-up adjustment of $2,169 ($2,088 after tax), due to a change in the estimated forfeitures for certain existing stock option and restricted stock grants. Basic and diluted earnings per share for the year ended May 31, 2007, are both $.01 higher, respectively, due to this change in estimated forfeitures. The total income tax benefit recognized in the consolidated income statement for share-based compensation arrangements was $2,809, $2,022 and $1,413 for the fiscal years ended May 31, 2009, 2008 and 2007, respectively.

Stock Options

Stock options are granted at the fair market value of the underlying common stock on the date of grant. The option terms are determined by the Compensation Committee of the Board of Directors, but no stock option may be exercised later than 10 years after the date of the grant. The option awards generally have 10-year terms with graded vesting in years 3 through 10 based on continuous service during that period. Cintas recognizes compensation expense for these options using the straight-line recognition method over the vesting period.

The fair value of these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	2009	2008	2007

Risk-free interest rate	4.5%	4.5%	4.0%
Dividend yield	1.0%	0.8%	0.7%
Expected volatility of Cintas' common stock	30.0%	30.0%	38.0%
Expected life of the option in years	7.5	8.5	7.5

The risk-free interest rate is based on U.S. government issues with a remaining term equal to the expected life of the stock options. The determination of expected volatility is based on historical volatility of Cintas' common stock over the period commensurate with the expected term of stock options, as well as other relevant factors. The weighted average expected term was determined based on the historical employee exercise behavior of the options. The weighted-average fair value of stock options granted during fiscal 2009, 2008 and 2007 was $10.17, $15.89 and $16.01, respectively.

The information presented in the following table relates primarily to stock options granted and outstanding under either the plan adopted in fiscal 2006 or under previously adopted plans:

	Shares	Weighted Average Exercise Price

Outstanding, May 31, 2006 (2,718,180 shares exercisable)	6,535,404	$40.08
Granted	1,226,855	38.05
Canceled	(720,927)	41.47
Exercised	(392,728)	22.40

Outstanding, May 31, 2007 (2,316,157 shares exercisable)	6,648,604	40.60
Granted	1,005,200	30.99
Canceled	(745,197)	40.15
Exercised	(259,839)	24.07

Outstanding, May 31, 2008 (2,041,837 shares exercisable)	6,648,768	39.85
Granted	539,039	23.62
Canceled	(828,383)	36.47
Exercised	—	—

Outstanding, May 31, 2009 (1,914,710 shares exercisable)	6,359,424	$38.91

There were no stock options exercised during the year ended May 31, 2009. The total cash received from employees as a result of employee stock option exercises for the fiscal years ended May 31, 2008 and 2007 was $4,430 and $5,023, respectively.

The fair value of stock options vested during fiscal 2009 is $3,458.

The following table summarizes the information related to stock options outstanding at May 31, 2009:

		Outstanding Options		Exercisable Options

Range of Exercise Prices	Number Outstanding	Average Remaining Option Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 20.29 – $ 39.19	1,771,714	8.13	$29.35	118,913	$34.70
39.29 – 41.65	1,596,383	4.80	40.29	605,470	41.12
41.72 – 42.06	1,219,027	3.83	42.03	337,827	41.95
42.19 – 53.19	1,772,300	4.16	44.83	852,500	45.49

$ 20.29 – $ 53.19	6,359,424	5.37	$38.91	1,914,710	$42.81

At May 31, 2009, the aggregate intrinsic value of stock options outstanding and exercisable was $52 and $0, respectively.

The weighted-average remaining contractual term of stock options exercisable is 2.3 years.

Restricted Stock Awards

Restricted stock awards will consist of Cintas' common stock which is subject to such conditions, restrictions and limitations as the Compensation Committee of the Board of Directors determines to be appropriate. The vesting period is generally three years after the grant date. The recipient of restricted stock awards will have all rights of a shareholder of Cintas, including the right to vote and the right to receive cash dividends, during the vesting period.

The information presented in the following table relates to restricted stock awards granted and outstanding under the plan adopted in fiscal 2006:

	Shares	Weighted Average Exercise Price

Outstanding, unvested grants at May 31, 2006	128,075	$36.08
Granted	251,011	38.11
Canceled	(49,662)	37.92
Vested	—	—

Outstanding, unvested grants at May 31, 2007	329,424	37.35
Granted	240,086	30.05
Canceled	(35,879)	38.16
Vested	—	—

Outstanding, unvested grants at May 31, 2008	533,631	34.01
Granted	502,821	26.66
Canceled	(52,583)	32.99
Vested	(2,500)	36.08

Outstanding, unvested grants at May 31, 2009	981,369	$30.29

The remaining unrecognized compensation cost related to unvested stock options and restricted stock at May 31, 2009, was $45,348, and the weighted-average period of time over which this cost will be recognized is 3.3 years.

Cintas reserves shares of common stock to satisfy share option exercises and/or future restricted stock grants. At May 31, 2009, 11,573,249 shares of common stock are reserved for future issuance under the 2005 Equity Compensation Plan.

14.  Litigation and Other Contingencies

Cintas is subject to legal proceedings and claims arising from the ordinary course of its business, including personal injury, customer contract, environmental and employment claims. In the opinion of management, the aggregate liability, if any, with respect to such ordinary course of business actions will not have a material adverse effect on the financial position or results of operation of Cintas. Cintas is party to additional litigation not considered in the ordinary course of business, including the litigation discussed below.

Cintas is a defendant in a purported class action lawsuit, Paul Veliz, et al. v. Cintas Corporation, filed on March 19, 2003, in the United States District Court, Northern District of California, Oakland Division, alleging that Cintas violated certain federal and state wage and hour laws applicable to its service sales representatives, whom Cintas considers exempt employees, and asserting additional related ERISA claims. On April 5, 2004 and February 14, 2006, the court stayed the claims of all plaintiffs with valid arbitration agreements pending arbitration of those claims. On August 23, 2005, an amended complaint was filed alleging additional state law wage and hour claims under the following state laws: Arkansas, Kansas, Kentucky, Maine, Maryland, Massachusetts, Minnesota, New Mexico, Ohio, Oregon, Pennsylvania, Rhode Island, Washington, West Virginia and Wisconsin. The plaintiffs are seeking unspecified monetary damages, injunctive relief or both. Cintas denies these claims and is defending the plaintiffs' allegations. On February 14, 2006, the court permitted plaintiffs to file a second amended complaint alleging state law claims in the 15 states listed above only with respect to the putative class members that may litigate their claims in court. On April 30, 2009, plaintiff filed a statement with the court indicating that plaintiffs do not intend to pursue class certification for any of their state law claims other than those arising under California law. Plaintiffs have yet to identify a representative plaintiff for their California class claims. No determination has been made by the court or an arbitrator regarding class certification. There can be no assurance as to whether a class will be certified or, if a class is certified, as to the geographic or other scope of such class. If a court or arbitrator certifies a class in this action and there is an adverse verdict on the merits, or in the event of a negotiated settlement of the action, the resulting liability and/or any increased costs of operations on an ongoing basis could be material to Cintas. Any estimated liability relating to this lawsuit is not determinable at this time.

Cintas also is a defendant in a purported class action lawsuit, Mirna E. Serrano, et al. v. Cintas Corporation (Serrano), filed on May 10, 2004, and pending in the United States District Court, Eastern District of Michigan, Southern Division. The Serrano plaintiffs allege that Cintas discriminated against women in hiring into various service sales representative positions across all divisions of Cintas. On November 15, 2005, the Equal Employment Opportunity Commission (EEOC) intervened in the Serrano lawsuit. The Serrano plaintiffs seek injunctive relief, compensatory damages, punitive damages, attorneys' fees and other remedies. Cintas is a defendant in another purported class action lawsuit, Blanca Nelly Avalos, et al. v. Cintas Corporation (Avalos), currently pending in the United States District Court, Eastern District of Michigan, Southern Division. Ms. Avalos' claims have been dismissed, but her putative class complaint remains pending. The Avalos plaintiffs allege that Cintas discriminated against women, African-Americans and Hispanics in hiring into various service sales representative positions in Cintas' Rental division only throughout the United States. The Avalos plaintiffs seek injunctive relief, compensatory damages, punitive damages, attorneys' fees and other remedies. The claims in Avalos originally were brought in the previously disclosed lawsuit captioned Robert Ramirez, et al. v. Cintas Corporation (Ramirez), filed on January 20, 2004, in the United States District Court, Northern District of California, San Francisco Division. On April 27, 2005, the EEOC intervened in the claims asserted in Ramirez. On May 11, 2006, the Ramirez and Avalos African-American, Hispanic and female failure to hire into service sales representative positions claims and the

EEOC's intervention were consolidated for pretrial purposes with the Serrano case and transferred to the United States District Court for the Eastern District of Michigan, Southern Division. The consolidated case is known as Mirna E. Serrano/Blanca Nelly Avalos, et al. v. Cintas Corporation (Serrano/Avalos). On October 27, 2008, the United States District Court in the Eastern District of Michigan granted a summary judgment in favor of Cintas limiting the scope of the putative class in the Serrano lawsuit to female applicants for service sales representative positions at Cintas locations within the state of Michigan. Consequently, all claims brought by female applicants for service sales representative positions outside of the state of Michigan were dismissed. Similarly, any claims brought by the EEOC on behalf of similarly situated female applicants outside of the state of Michigan have also been dismissed from the Serrano lawsuit. On March 31, 2009, the United States District Court, Eastern District of Michigan, Southern Division entered an order denying class certification to all plaintiffs in the Serrano/Avalos lawsuits. On February 24, 2006, a motion to intervene in Serrano was filed by intervening plaintiffs Colleen Grindle, et al., on behalf of a subclass of female employees at Cintas' Perrysburg, Ohio, rental location who allegedly were denied hire, promotion, or transfer to service sales representative positions. On March 24, 2006, the plaintiffs Colleen Grindle, et al., withdrew their motion to intervene without prejudice. On February 20, 2007, the plaintiffs Colleen Grindle, et al., filed a separate lawsuit in the Court of Common Pleas, Wood County, Ohio, captioned Colleen Grindle, et al. v. Cintas Corporation (Grindle), on behalf of a class of female employees at Cintas' Perrysburg, Ohio, location who allegedly were denied hire, promotion, or transfer to service sales representative positions on the basis of their gender. The Grindle plaintiffs seek injunctive relief, compensatory damages, punitive damages, attorneys' fees and other remedies. On May 19, 2009, the Grindle plaintiffs dismissed their class action allegations. The non-service sales representative hiring claims in the previously disclosed Ramirez case had been ordered by the United States District Court for the Northern District of California, San Francisco Division to arbitration and their claims had been stayed pending the completion of arbitration. The Ramirez purported class action claims included allegations that Cintas failed to promote Hispanics into supervisory positions, discriminated against African-Americans and Hispanics in service sales representative route assignments and discriminated against African-Americans in hourly pay in Cintas' Rental division only throughout the United States. The Ramirez plaintiffs sought injunctive relief, compensatory damages, punitive damages, attorneys' fees and other remedies. In addition, a class action lawsuit, Larry Houston, et al. v. Cintas Corporation (Houston), was filed on August 3, 2005, in the United States District Court for the Northern District of California on behalf of African-American managers alleging racial discrimination. On November 22, 2005, the court entered an order consolidating Houston with Ramirez and ordered the named plaintiffs in Houston to arbitrate all of their claims for monetary damages with the previously filed Ramirez arbitration. On March 16, 2009, the plaintiffs in Ramirez and Houston agreed to voluntarily dismiss all class claims in the case with prejudice and the arbitrator entered an order dismissing all class claims in the consolidated arbitration. On April 3, 2009, the United States District Court for the Northern District of California entered an order affirming the arbitrator's decision to dismiss the class claims in Ramirez and Houston with prejudice, and thereby relinquished his jurisdiction over the individual plaintiffs' class claims.

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

The litigation discussed above, if decided or settled adversely to Cintas, may, individually or in the aggregate, result in liability material to Cintas' financial condition or results of operation and could increase costs of operations on an ongoing basis. Any estimated liability relating to these proceedings is not determinable at this time. Cintas may enter into discussions regarding settlement of these and other lawsuits, and may enter into settlement agreements if it believes such settlement is in the best interest of Cintas' shareholders.

15.  Operating Segment Information

Cintas classifies its businesses into four operating segments in accordance with the criteria set forth in FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. The Rental Uniforms and Ancillary Products operating segment reflects the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items. In addition to these rental items, restroom and hygiene products and services are also provided within this operating segment. The Uniform Direct Sales operating segment consists of the direct sale of uniforms and related items and branded promotional products. The First Aid, Safety and Fire Protection Services operating segment consists of first aid, safety and fire protection products and services. The Document Management Services operating segment consists of document destruction, document imaging and document retention services.

As described more fully in Note 2 entitled Restructuring and Related Activity, Cintas recorded a charge of $59,097 related to restructuring activities and impairment of long-lived assets in the quarter ended May 31, 2009. The total charges due to the restructuring activities and impairment of long-lived assets for the Rental Uniforms and Ancillary Products, Uniform Direct Sales, First Aid, Safety and Fire Protection Services and Document Management Services operating segments is $52,986, $4,682, $1,107 and $322, respectively.

Cintas evaluates the performance of each operating segment based on several factors of which the primary financial measures are operating segment revenue and income before income taxes. The accounting policies of the operating segments are the same as those described in Note 1 entitled Significant Accounting Policies. Information related to the operations of Cintas' operating segments is set forth below.

	Rental Uniforms & Ancillary Products	Uniform Direct Sales	First Aid, Safety & Fire Protection	Document Management	Corporate	Total

May 31, 2009
Revenue	$2,755,015	$428,369	$378,097	$213,204	$—	$3,774,685

Gross margin	$1,192,785	$106,033	$144,180	$107,873	$—	$1,550,871
Selling and admin. expenses	769,275	98,131	127,126	88,177	—	1,082,709
Restructuring charges	8,782	547	564	316	—	10,209
Impairment of long-lived assets	44,204	4,135	543	6	—	48,888
Interest income	—	—	—	—	(2,764)	(2,764)
Interest expense	—	—	—	—	50,236	50,236

Income before income taxes	$370,524	$3,220	$15,947	$19,374	$(47,472)	$361,593

Depreciation and amortization	$140,448	$6,950	$18,282	$34,426	$—	$200,106

Capital expenditures	$114,423	$14,582	$8,312	$22,775	$—	$160,092

Total assets	$2,533,406	$140,826	$324,158	$472,423	$250,138	$3,720,951

May 31, 2008
Revenue	$2,834,568	$517,490	$403,552	$182,290	$—	$3,937,900

Gross margin	$1,252,951	$168,210	$160,823	$99,616	$—	$1,681,600
Selling and admin. expenses	801,691	103,444	125,185	73,825	—	1,104,145
Interest income	—	—	—	—	(6,072)	(6,072)
Interest expense	—	—	—	—	52,823	52,823

Income before income taxes	$451,260	$64,766	$35,638	$25,791	$(46,751)	$530,704

Depreciation and amortization	$139,781	$7,072	$17,483	$27,567	$—	$191,903

Capital expenditures	$140,838	$6,454	$12,043	$30,998	$—	$190,333

Total assets	$2,620,138	$205,638	$345,479	$445,651	$191,695	$3,808,601

May 31, 2007
Revenue	$2,734,629	$501,443	$362,417	$108,411	$—	$3,706,900

Gross margin	$1,219,444	$160,676	$144,439	$56,796	$—	$1,581,355
Selling and admin. expenses	757,058	97,361	106,171	49,592	(6,224)	1,003,958
Interest income	—	—	—	—	(6,480)	(6,480)
Interest expense	—	—	—	—	50,324	50,324

Income before income taxes	$462,386	$63,315	$38,268	$7,204	$(37,620)	$533,553

Depreciation and amortization	$135,207	$6,548	$14,943	$19,228	$—	$175,926

Capital expenditures	$132,857	$7,955	$11,384	$28,628	$—	$180,824

Total assets	$2,567,070	$183,373	$330,735	$333,889	$155,413	$3,570,480

16.  Quarterly Financial Data (Unaudited)

As described more fully in Note 2 entitled Restructuring and Related Activity, we recorded a charge of $59,097 related to restructuring activities and impairment of long-lived assets in the quarter ended May 31, 2009. The following is a summary of the results of operation for each of the quarters within the fiscal years ended May 31, 2009 and 2008:

May 31, 2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue	$1,002,179	$985,184	$908,639	$878,683
Gross margin	$425,083	$415,000	$376,437	$334,351
Net income	$78,636	$71,838	$71,811	$4,072
Basic earnings per share	$.51	$.47	$.47	$.03
Diluted earnings per share	$.51	$.47	$.47	$.03
Weighted average number of shares outstanding (000's)	153,394	152,788	152,993	152,790

May 31, 2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue	$969,128	$983,865	$975,952	$1,008,955
Gross margin	$417,372	$420,568	$411,225	$432,435
Net income	$81,063	$82,853	$81,828	$89,661
Basic earnings per share	$.51	$.53	$.53	$.58
Diluted earnings per share	$.51	$.53	$.53	$.58
Weighted average number of shares outstanding (000's)	158,771	156,563	153,679	153,686

17.  Supplemental Guarantor Information

Cintas Corporation No. 2 (Corp. 2) is the indirectly, wholly-owned principal operating subsidiary of Cintas. Corp. 2 is the issuer of the $775,000 of long-term senior notes, which are unconditionally guaranteed, jointly and severally, by Cintas Corporation and its wholly-owned, direct and indirect domestic subsidiaries.

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

Condensed consolidating financial statements for Cintas, Corp. 2, the subsidiary guarantors and non-guarantors are presented on the following pages.

Condensed Consolidating Income Statement

Fiscal Year Ended May 31, 2009	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Rental uniforms and ancillary products	$—	$2,101,857	$569,780	$175,711	$(92,333)	$2,755,015
Other services	—	1,295,603	397,426	60,414	(733,773)	1,019,670
Equity in net income of affiliates	226,357	—	—	—	(226,357)	—

	226,357	3,397,460	967,206	236,125	(1,052,463)	3,774,685
Costs and expenses (income):
Cost of rental uniforms and ancillary products	—	1,242,048	368,125	106,856	(154,799)	1,562,230
Cost of other services	—	958,634	348,159	38,449	(683,658)	661,584
Selling and administrative expenses	—	1,051,221	(27,889)	57,953	1,424	1,082,709
Restructuring charges	—	6,575	3,531	103	—	10,209
Impairment of long-lived assets	—	25,713	17,328	5,847	—	48,888

Operating income	226,357	113,269	257,952	26,917	(215,430)	409,065
Interest income	—	—	(930)	(1,834)	—	(2,764)
Interest expense (income)	—	53,197	(2,982)	21	—	50,236

Income before income taxes	226,357	60,072	261,864	28,730	(215,430)	361,593
Income taxes	—	17,152	110,001	8,083	—	135,236

Net income	$226,357	$42,920	$151,863	$20,647	$(215,430)	$226,357

Condensed Consolidating Income Statement

Fiscal Year Ended May 31, 2008	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Rental uniforms and ancillary products	$—	$2,059,920	$578,426	$197,333	$(1,111)	$2,834,568
Other services	—	1,418,749	536,881	66,873	(919,171)	1,103,332
Equity in net income of affiliates	335,405	—	—	—	(335,405)	—

	335,405	3,478,669	1,115,307	264,206	(1,255,687)	3,937,900
Costs and expenses (income):
Cost of rental uniforms and ancillary products	—	1,262,373	372,225	115,822	(168,802)	1,581,618
Cost of other services	—	928,838	456,759	41,750	(752,665)	674,682
Selling and administrative expenses	—	1,078,984	(27,702)	57,239	(4,376)	1,104,145

Operating income	335,405	208,474	314,025	49,395	(329,844)	577,455
Interest income	—	—	(1,450)	(4,622)	—	(6,072)
Interest expense (income)	—	54,153	(7,107)	5,777	—	52,823

Income before income taxes	335,405	154,321	322,582	48,240	(329,844)	530,704
Income taxes	—	57,779	120,776	16,744	—	195,299

Net income	$335,405	$96,542	$201,806	$31,496	$(329,844)	$335,405

Condensed Consolidating Income Statement

Fiscal Year Ended May 31, 2007	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Rental uniforms and ancillary products	$—	$2,009,095	$554,595	$171,634	$(695)	$2,734,629
Other services	—	1,337,319	543,535	57,625	(966,208)	972,271
Equity in net income of affiliates	334,538	—	—	—	(334,538)	—

	334,538	3,346,414	1,098,130	229,259	(1,301,441)	3,706,900
Costs and expenses (income):
Cost of rental uniforms and ancillary products	—	1,249,798	333,004	102,133	(169,750)	1,515,185
Cost of other services	—	1,015,381	352,099	35,424	(792,544)	610,360
Selling and administrative expenses	—	891,836	70,341	48,817	(7,036)	1,003,958

Operating income	334,538	189,399	342,686	42,885	(332,111)	577,397
Interest income	—	(2,628)	(528)	(3,324)	—	(6,480)
Interest expense (income)	—	50,981	(6,307)	5,650	—	50,324

Income before income taxes	334,538	141,046	349,521	40,559	(332,111)	533,553
Income taxes	—	52,853	130,972	15,190	—	199,015

Net income	$334,538	$88,193	$218,549	$25,369	$(332,111)	$334,538

Condensed Consolidating Balance Sheet

As of May 31, 2009	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Assets
Current assets:
Cash and cash equivalents	$—	$39,397	$76,979	$13,369	$—	$129,745
Marketable securities	—	—	—	120,393	—	120,393
Accounts receivable, net	—	275,878	88,158	21,944	(28,302)	357,678
Inventories, net	—	194,604	2,505	8,248	(3,006)	202,351
Uniforms and other rental items in service	—	258,766	76,167	20,998	(20,484)	335,447
Income taxes, current	—	3,172	15,865	6,475	—	25,512
Deferred tax asset (liability)	—	—	67,298	(930)	—	66,368
Prepaid expenses	—	6,178	9,473	1,384	—	17,035
Assets held for sale	—	—	15,744	—	—	15,744

Total current assets	—	777,995	352,189	191,881	(51,792)	1,270,273
Property and equipment, at cost, net	—	636,348	227,325	50,954	—	914,627
Goodwill	—	—	1,293,559	37,829	—	1,331,388
Service contracts, net	—	118,459	1,658	4,213	—	124,330
Other assets, net	1,876,863	1,598,027	1,782,517	336,264	(5,513,338)	80,333

	$1,876,863	$3,130,829	$3,657,248	$621,141	$(5,565,130)	$3,720,951

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$(465,247)	$162,162	$371,731	$(20,013)	$21,332	$69,965
Accrued compensation and related liabilities	—	32,119	14,296	1,999	—	48,414
Accrued liabilities	—	43,066	147,841	8,439	(858)	198,488
Long-term debt due within one year	—	749	68	—	(219)	598

Total current liabilities	(465,247)	238,096	533,936	(9,575)	20,255	317,465
Long-term liabilities:
Long-term debt due after one year	—	796,351	241	24,511	(35,045)	786,058
Deferred income taxes	—	—	145,444	3,588	—	149,032
Accrued liabilities	—	—	100,987	—	—	100,987

Total long-term liabilities	—	796,351	246,672	28,099	(35,045)	1,036,077
Total shareholders' equity	2,342,110	2,096,382	2,876,640	602,617	(5,550,340)	2,367,409

	$1,876,863	$3,130,829	$3,657,248	$621,141	$(5,565,130)	$3,720,951

Condensed Consolidating Balance Sheet

As of May 31, 2008	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Assets
Current assets:
Cash and cash equivalents	$—	$37,472	$7,851	$20,901	$—	$66,224
Marketable securities	—	—	—	125,471	—	125,471
Accounts receivable, net	—	313,050	119,592	28,703	(31,267)	430,078
Inventories, net	—	218,109	18,349	8,928	(6,717)	238,669
Uniforms and other rental items in service	—	288,493	85,753	23,923	(27,753)	370,416
Deferred tax asset (liability)	—	—	41,664	(2,254)	—	39,410
Prepaid expenses	—	5,048	5,876	1,144	—	12,068

Total current assets	—	862,172	279,085	206,816	(65,737)	1,282,336
Property and equipment, at cost, net	—	678,239	236,519	59,817	—	974,575
Goodwill	—	—	1,279,819	35,750	—	1,315,569
Service contracts, net	—	145,115	2,612	5,030	—	152,757
Other assets, net	1,736,604	1,608,496	1,751,433	369,232	(5,382,401)	83,364

	$1,736,604	$3,294,022	$3,549,468	$676,645	$(5,448,138)	$3,808,601

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$(465,247)	$292,027	$255,399	$(6,000)	$18,576	$94,755
Accrued compensation and related liabilities	—	29,919	18,210	2,476	—	50,605
Accrued liabilities	—	54,260	146,669	7,916	(920)	207,925
Income taxes, current	—	340	12,686	(139)	—	12,887
Long-term debt due within one year	—	698	574	—	(202)	1,070

Total current liabilities	(465,247)	377,244	433,538	4,253	17,454	367,242
Long-term liabilities:
Long-term debt due after one year	—	952,595	893	27,213	(37,965)	942,736
Deferred income taxes	—	—	118,479	5,705	—	124,184
Accrued liabilities	—	—	120,308	—	—	120,308

Total long-term liabilities	—	952,595	239,680	32,918	(37,965)	1,187,228
Total shareholders' equity	2,201,851	1,964,183	2,876,250	639,474	(5,427,627)	2,254,131

	$1,736,604	$3,294,022	$3,549,468	$676,645	$(5,448,138)	$3,808,601

Condensed Consolidating Statement of Cash Flows

Fiscal Year Ended May 31, 2009	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Cash flows from operating activities:
Net income	$226,357	$42,920	$151,863	$20,647	$(215,430)	$226,357
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	—	111,242	38,289	8,041	—	157,572
Amortization	—	39,637	1,115	1,782	—	42,534
Impairment of long-lived assets	—	25,713	18,222	4,953	—	48,888
Stock-based compensation	11,953	—	—	—	—	11,953
Deferred income taxes	—	—	1,429	(2,603)	—	(1,174)
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable	—	37,582	31,432	5,100	(2,965)	71,149
Inventories	—	23,521	15,843	(517)	(3,711)	35,136
Uniforms and other rental items in service	—	29,220	7,859	(149)	(7,269)	29,661
Prepaid expenses	—	(1,131)	(3,597)	(221)	—	(4,949)
Accounts payable	—	(115,841)	101,999	(13,474)	2,756	(24,560)
Accrued compensation and related liabilities	—	2,141	(3,917)	(236)	—	(2,012)
Accrued liabilities	—	(11,594)	(19,038)	1,579	62	(28,991)
Income taxes receivable	—	(3,461)	(28,551)	(6,030)	—	(38,042)

Net cash provided by (used in) operating activities	238,310	179,949	312,948	18,872	(226,557)	523,522
Cash flows from investing activities:
Capital expenditures	—	(91,914)	(59,925)	(8,253)	—	(160,092)
Proceeds from sale or redemption of marketable securities	—	—	—	116,433	—	116,433
Purchase of marketable securities and investments	—	1,912	13,691	(122,652)	(21,353)	(128,402)
Acquisitions of businesses, net of cash acquired	—	(21,561)	—	(9,348)	—	(30,909)
Other, net	(140,259)	88,792	(193,727)	(64)	245,007	(251)

Net cash (used in) provided by investing activities	(140,259)	(22,771)	(239,961)	(23,884)	223,654	(203,221)
Cash flows from financing activities:
Proceeds from issuance of debt	—	7,500	—	—	—	7,500
Repayment of debt	—	(163,693)	(3,859)	—	2,903	(164,649)
Stock options exercised	—	—	—	—	—	—
Dividends paid	(72,207)	—	—	—	—	(72,207)
Repurchase of common stock	(25,847)	—	—	—	—	(25,847)
Other	3	767	—	85	—	855

Net cash (used in) provided by financing activities	(98,051)	(155,426)	(3,859)	85	2,903	(254,348)
Effect of exchange rate changes on cash & cash equivalents	—	173	—	(2,605)	—	(2,432)

Net increase (decrease) in cash and cash equivalents	—	1,925	69,128	(7,532)	—	63,521
Cash and cash equivalents at beginning of period	—	37,472	7,851	20,901	—	66,224

Cash and cash equivalents at end of period	$—	$39,397	$76,979	$13,369	$—	$129,745

Condensed Consolidating Statement of Cash Flows

Fiscal Year Ended May 31, 2008	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Cash flows from operating activities:
Net income	$335,405	$96,542	$201,806	$31,496	$(329,844)	$335,405
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	—	97,366	42,730	8,470	—	148,566
Amortization	—	39,762	1,303	2,272	—	43,337
Stock-based compensation	7,456	—	—	—	—	7,456
Deferred income taxes	—	—	1,380	283	—	1,663
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable	—	(9,760)	(10,217)	(2,630)	7,668	(14,939)
Inventories	—	(9,703)	5,053	(587)	(863)	(6,100)
Uniforms and other rental items in service	—	(14,890)	(3,183)	(1,083)	(4,698)	(23,854)
Prepaid expenses	—	318	3,630	(118)	—	3,830
Accounts payable	—	2,149,538	(2,139,010)	27,909	(7,870)	30,567
Accrued compensation and related liabilities	—	(17,793)	6,022	(659)	—	(12,430)
Accrued liabilities	—	20,651	(753)	486	14	20,398
Income taxes (receivable) payable	—	(386)	11,123	(1,896)	—	8,841

Net cash provided by (used in) operating activities	342,861	2,351,645	(1,880,116)	63,943	(335,593)	542,740
Cash flows from investing activities:
Capital expenditures	—	(121,909)	(60,818)	(7,606)	—	(190,333)
Proceeds from sale or redemption of marketable securities	—	—	37,663	8,128	—	45,791
Purchase of marketable securities and investments	—	(1,530,460)	(371,128)	(42,921)	1,890,011	(54,498)
Acquisitions of businesses, net of cash acquired	—	(93,773)	(41)	(17,721)	—	(111,535)
Other, net	(84,965)	(671,455)	2,308,662	(6)	(1,552,636)	(400)

Net cash (used in) provided by investing activities	(84,965)	(2,417,597)	1,914,338	(60,126)	337,375	(310,975)
Cash flows from financing activities:
Proceeds from issuance of debt	—	295,000	—	—	—	295,000
Repayment of debt	—	(229,090)	(1,537)	—	(1,782)	(232,409)
Stock options exercised	8,371	—	—	—	—	8,371
Dividends paid	(70,831)	—	—	—	—	(70,831)
Repurchase of common stock	(191,479)	—	—	—	—	(191,479)
Other	(3,957)	(7,319)	—	(80)	—	(11,356)

Net cash (used in) provided by financing activities	(257,896)	58,591	(1,537)	(80)	(1,782)	(202,704)
Effect of exchange rate changes on cash & cash equivalents	—	578	—	1,225	—	1,803

Net (decrease) increase in cash and cash equivalents	—	(6,783)	32,685	4,962	—	30,864
Cash and cash equivalents at beginning of period	—	44,255	(24,834)	15,939	—	35,360

Cash and cash equivalents at end of period	$—	$37,472	$7,851	$20,901	$—	$66,224

Condensed Consolidating Statement of Cash Flows

Fiscal Year Ended May 31, 2007	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Cash flows from operating activities:
Net income	$334,538	$88,193	$218,549	$25,369	$(332,111)	$334,538
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	—	96,145	32,371	6,665	—	135,181
Amortization	—	23,349	15,079	2,317	—	40,745
Stock-based compensation	4,500	—	—	—	—	4,500
Deferred income taxes	—	(10,263)	9,072	859	—	(332)
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable	—	(13,456)	(7,148)	(2,237)	11,381	(11,460)
Inventories	—	(31,593)	1,328	712	(2,537)	(32,090)
Uniforms and other rental items in service	—	(1,049)	(5,192)	(836)	109	(6,968)
Prepaid expenses	—	(3,229)	(845)	(428)	—	(4,502)
Accounts payable	—	(210,868)	199,229	15,552	(11,567)	(7,654)
Accrued compensation and related liabilities	—	7,356	5,016	228	—	12,600
Accrued liabilities	—	5,429	3,859	(275)	15	9,028
Income taxes receivable	—	(3,495)	(21,173)	(480)	—	(25,148)

Net cash provided by (used in) operating activities	339,038	(53,481)	450,145	47,446	(334,710)	448,438
Cash flows from investing activities:
Capital expenditures	—	(106,396)	(63,606)	(10,822)	—	(180,824)
Proceeds from sale or redemption of marketable securities	—	120,365	—	(2,191)	—	118,174
Purchase of marketable securities and investments	—	(12,247)	(17,346)	(30,051)	11,129	(48,515)
Acquisitions of businesses, net of cash acquired	—	(81,212)	(79,192)	(303)	—	(160,707)
Other, net	(82,809)	49,477	(292,970)	325	324,141	(1,836)

Net cash (used in) provided by investing activities	(82,809)	(30,013)	(453,114)	(43,042)	335,270	(273,708)
Cash flows from financing activities:
Proceeds from issuance of debt	—	250,000	2,460	—	—	252,460
Repayment of debt	—	(169,049)	(378)	—	(560)	(169,987)
Stock options exercised	10,863	—	—	—	—	10,863
Dividends paid	(61,996)	—	—	—	—	(61,996)
Repurchase of common stock	(198,949)	—	—	—	—	(198,949)
Other, net	(6,147)	(5,591)	—	110	—	(11,628)

Net cash (used in) provided by financing activities	(256,229)	75,360	2,082	110	(560)	(179,237)
Effect of exchange rate changes on cash & cash equivalents	—	—	—	953	—	953

Net (decrease) increase in cash and cash equivalents	—	(8,134)	(887)	5,467	—	(3,554)
Cash and cash equivalents at beginning of period	—	9,461	8,674	20,779	—	38,914

Cash and cash equivalents at end of period	$—	$1,327	$7,787	$26,246	$—	$35,360

Item 9.  Changes in and Disagreements with
Accountants on Accounting and Financial Disclosure

Nothing to report.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

With the participation of Cintas' management, including Cintas' Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, Cintas has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of May 31, 2009. Based on such evaluation, Cintas' management, including Cintas' Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, have concluded that Cintas' disclosure controls and procedures were effective as of May 31, 2009, in ensuring (i) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is accumulated and communicated to Cintas' management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in Cintas' internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended May 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. See "Management's Report on Internal Control over Financial Reporting" and "Report of Independent Registered Public Accounting Firm" in Item 8 preceding Cintas' financial statements.

Item 9B.  Other Information

Nothing to report.

 Part III

Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference to the Registrant's Proxy Statement for its 2009 Annual Shareholders' Meeting to be filed with the Commission pursuant to Regulation 14A.

The information called for by Item 12 relating to "Securities Authorized for Issuance under Equity Compensation Plans" is set forth in the table below:

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

Plan category	Number of shares to be issued upon exercise of outstanding options (1)	Weighted average exercise price of outstanding options (1)	Number of shares remaining available for future issuance under equity compensation plans

Equity compensation plans approved by shareholders	6,359,424	$38.91	11,573,249
Equity compensation plans not approved by shareholders	—	—	—

Total	6,359,424	$38.91	11,573,249

(1) Excludes 981,369 unvested restricted stock units.

 Part IV

Item 15.  Exhibits and Financial Statement Schedules

(a) (1)	Financial Statements. All financial statements required to be filed by Item 8 of this Form and included in this report are listed in Item 8. No additional financial statements are filed because the requirements for paragraph (d) under Item 14 are not applicable to Cintas.
(a) (2)	Financial Statement Schedule:
For each of the three years in the period ended May 31, 2009.
Schedule II: Valuation and Qualifying Accounts and Reserves.
All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto.
(a) (3)	Exhibits.

Exhibit Number	Description of Exhibit

3.1	Restated Articles of Incorporation, as amended (Incorporated by reference to Exhibit 4.1 to Cintas' Form S-3 Registration Statement filed on December 3, 2007.)
3.2	Amended and Restated By-laws (Incorporated by reference to Exhibit 3 to Cintas' Form 8-K dated October 14, 2008.)
4.1
Indenture dated as of May 28, 2002, among Cintas Corporation No. 2, as issuer, Cintas Corporation, as parent guarantor, the subsidiary guarantors thereto and Wachovia Bank, National Association, as trustee (Incorporated by reference to Cintas' Form 10-Q for the quarter ended February 28, 2005.)
4.2	Form of 5-1/8% Senior Note due 2007 (Incorporated by reference to Cintas' Form 10-Q for the quarter ended February 28, 2005.)
4.3	Form of 6% Senior Note due 2012 (Incorporated by reference to Cintas' Form 10-Q for the quarter ended February 28, 2005.)
4.4	Form of 6.15% Senior Note due 2036 (Incorporated by reference to Cintas' Form 8-K dated August 17, 2006.)
10.1*	Incentive Stock Option Plan (Incorporated by reference to Cintas' Registration Statement No. 33-23228 on Form S-8 filed under the Securities Act of 1933.)
10.2*	Partners' Plan, as Amended (Incorporated by reference to Cintas' Registration Statement No. 33-56623 on Form S-8 filed under the Securities Act of 1933.)
10.3*	1999 Cintas Corporation Stock Option Plan (Incorporated by reference to Cintas' Form 10-Q for the quarter ended November 30, 2000.)
10.4*	Directors' Deferred Compensation Plan (Incorporated by reference to Cintas' Form 10-Q for the quarter ended November 30, 2001.)
10.5*	Amended and Restated 2003 Directors' Stock Option Plan (Incorporated by reference to Cintas' Form 10-K dated May 31, 2004.)

10.6*	Form of agreement signed by Officers, General/Branch Managers, Professionals and Key Managers, including Executive Officers (Incorporated by reference to Cintas' Form 10-Q for the quarter ended February 28, 2005.)
10.7*	President and CEO Executive Compensation Plan (Incorporated by reference to Cintas' Form 10-K dated May 31, 2005.)
10.8*	2006 Executive Incentive Plan (Incorporated by reference to Cintas' Form 10-K dated May 31, 2005.)
10.9*	2005 Equity Compensation Plan (Incorporated by reference to Cintas' Registration Statement No. 333-131375 on Form S-8 filed under the Securities Act of 1933.)
10.10*	Criteria for Performance Evaluation of the President and CEO (Incorporated by reference to Cintas' Form 10-K dated May 31, 2006.)
10.11*	2007 Executive Incentive Plan (Incorporated by reference to Cintas' Form 10-K dated May 31, 2006.)
14	Code of Ethics (Incorporated by reference to Cintas' Form 10-K dated May 31, 2004.)
21**	Subsidiaries of the Registrant
23**	Consent of Independent Registered Public Accounting Firm
31.1**	Certification of Principal Executive Officer, Pursuant to Rule 13a–14(a) of the Securities Exchange Act of 1934
31.2**	Certification of Principal Financial Officer, Pursuant to Rule 13a–14(a) of the Securities Exchange Act of 1934
32.1**	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. § 1350
32.2**	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. § 1350
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

CINTAS CORPORATION

By:  /s/  Scott D. Farmer
             Scott D. Farmer
             Chief Executive Officer

DATE SIGNED: July 30, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Capacity	Date

/s/	Richard T. Farmer Richard T. Farmer	Chairman of the Board of Directors	July 30, 2009
/s/	Robert J. Kohlhepp Robert J. Kohlhepp	Vice Chairman of the Board of Directors	July 30, 2009
/s/	Scott D. Farmer Scott D. Farmer	Chief Executive Officer and Director	July 30, 2009
/s/	Paul R. Carter Paul R. Carter	Director	July 30, 2009
/s/	Ronald W. Tysoe Ronald W. Tysoe	Director	July 30, 2009
/s/	David C. Phillips David C. Phillips	Director	July 30, 2009
/s/	William C. Gale William C. Gale	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	July 30, 2009

Cintas Corporation
Schedule II — Valuation and Qualifying Accounts and Reserves

		Additions
(In thousands)	Balance at Beginning of Year	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts	(3) Deductions	Balance at End of Year

Allowance for Doubtful Accounts
May 31, 2007	$15,519	$3,325	$341	$4,699	$14,486

May 31, 2008	$14,486	$4,530	$127	$6,004	$13,139

May 31, 2009	$13,139	$16,650	$5	$10,262	$19,532

Reserve for Obsolete Inventory
May 31, 2007	$24,447	$2,559	$1,084	$5,184	$22,906

May 31, 2008	$22,906	$1,431	$751	$4,428	$20,660

May 31, 2009	$20,660	$33,972	$(85)	$6,194	$48,353

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