Form 10-Q
period 2009-08-31
CINTAS CORP
filed 2009-10-09
CIK 723254

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

( X )              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                                                      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009

OR

(    )         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                                                      SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _______________________ to ________________________

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

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   Ö   No ____

Indicate by a checkmark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ____ No ____

Indicate by checkmark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer    Ö             Accelerated Filer ___               Smaller Reporting Company ___

Non-Accelerated Filer   ___(Do not check if a smaller reporting company)

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ____ No    Ö

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding September 30, 2009
Common Stock, no par value	152,865,470

CINTAS CORPORATION

CINTAS CORPORATION

ITEM 1. FINANCIAL STATEMENTS.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

(In thousands except per share data)

	Three Months Ended
	August 31, 2009	August 31, 2008

Revenue:
Rental uniforms and ancillary products	$655,638	$721,373
Other services	235,931	280,806
	891,569	1,002,179

Costs and expenses:
Cost of rental uniforms and ancillary products	362,929	407,290
Cost of other services	145,845	169,806
Selling and administrative expenses	264,427	287,295
Legal settlement, net of insurance proceeds	19,477	----

Operating income	98,891	137,788

Interest income	(359)	(1,065)
Interest expense	12,038	13,031

Income before income taxes	87,212	125,822

Income taxes	33,228	47,186

Net income	$53,984	$78,636

Basic earnings per share	$0.35	$0.51

Diluted earnings per share	$0.35	$0.51

See accompanying notes.

CINTAS CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands except share data)

	August 31, 2009	May 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 227,311	$ 129,745
Marketable securities	130,568	120,393
Accounts receivable, net	359,142	357,678
Inventories, net	185,349	202,351
Uniforms and other rental items in service	329,444	335,447
Income taxes, current	----	25,512
Deferred income tax asset	70,772	66,368
Prepaid expenses	21,924	17,035
Assets held for sale	15,744	15,744
Total current assets	1,340,254	1,270,273
Property and equipment, at cost, net	901,286	914,627
Goodwill	1,333,319	1,331,388
Service contracts, net	117,337	124,330
Other assets, net	86,874	80,333
	$3,779,070	$3,720,951

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 73,362	$ 69,965
Accrued compensation and related liabilities	41,285	48,414
Accrued liabilities	192,647	198,488
Income taxes, current	6,741	----
Long-term debt due within one year	578	598
Total current liabilities	314,613	317,465
Long-term liabilities:
Long-term debt due after one year	785,899	786,058
Deferred income taxes	153,057	149,032
Accrued liabilities	100,460	100,987
Total long-term liabilities	1,039,416	1,036,077
Shareholders’ equity:
Preferred stock, no par value:
100,000 shares authorized, none outstanding	----	----
Common stock, no par value:
425,000,000 shares authorized,
FY 2010: 173,202,743 issued and 152,865,470 outstanding
FY 2009: 173,085,926 issued and 152,790,170 outstanding	131,925	129,215
Paid-in capital	73,284	72,364
Retained earnings	2,992,403	2,938,419
Treasury stock:
FY 2010: 20,337,273 shares
FY 2009: 20,295,756 shares	(798,847)	(797,888)
Other accumulated comprehensive income	26,276	25,299
Total shareholders’ equity	2,425,041	2,367,409
	$3,779,070	$3,720,951

See accompanying notes.

CINTAS CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	August 31, 2009	August 31, 2008
Cash flows from operating activities:
Net income	$ 53,984	$ 78,636
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	38,549	39,040
Amortization of deferred charges	10,356	10,845
Stock-based compensation	3,630	3,535
Deferred income taxes	(412)	(1,482)
Change in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(1,425)	(3,369)
Inventories, net	16,976	(3,795)
Uniforms and other rental items in service	5,986	(4,437)
Prepaid expenses	(4,890)	(6,332)
Accounts payable	3,481	(7,554)
Accrued compensation and related liabilities	(7,118)	(16,696)
Accrued liabilities and other	(6,433)	(32,771)
Income taxes payable	32,210	32,718
Net cash provided by operating activities	144,894	88,338

Cash flows from investing activities:
Capital expenditures	(24,819)	(54,461)
Proceeds from sale or redemption of marketable securities	----	171
Purchase of marketable securities and investments	(19,259)	(10,379)
Acquisitions of businesses, net of cash acquired	(2,633)	(12,106)
Other, net	(25)	627
Net cash used in investing activities	(46,736)	(76,148)

Cash flows from financing activities:
Proceeds from issuance of debt	----	7,000
Repayment of debt	(179)	(261)
Exercise of stock-based compensation awards	2,710	----
Repurchase of common stock	(959)	(25,847)
Other, net	(2,194)	287
Net cash used in financing activities	(622)	(18,821)

Effect of exchange rate changes on cash and cash equivalents	30	(1,350)
Net increase (decrease) in cash and cash equivalents	97,566	(7,981)

Cash and cash equivalents at beginning of period	129,745	66,224
Cash and cash equivalents at end of period	$227,311	$ 58,243

See accompanying notes.

CINTAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(In thousands except per share data)

1.               Basis of Presentation

The consolidated condensed financial statements of Cintas Corporation (Cintas) included herein have been prepared by Cintas, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations.  While we believe that the disclosures are adequately presented, it is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes included in our Form 10-K for the fiscal year ended May 31, 2009.  A summary of our significant accounting policies is presented beginning on page 38 of that report.  There have been no material changes in the accounting policies followed by Cintas during the fiscal year.

Interim results are subject to variations and are not necessarily indicative of the results of operations for a full fiscal year.  In the opinion of management, adjustments (which include only normal recurring adjustments) necessary for a fair statement of the consolidated results of the interim periods shown have been made.

2.               New Accounting Standards

Effective June 1, 2008, Cintas adopted Financial Accounting Standards Board (FASB) Statement No. 157, Fair Value Measurements (FAS 157), which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosure requirements about fair value measurements. However, FASB Staff Position 157-2 delayed the effective date of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  FAS 157 became effective for Cintas for all non-financial assets and non-financial liabilities on June 1, 2009. The adoption of FAS 157 for our non-financial assets and non-financial liabilities did not have a significant impact on our consolidated financial statements.

Effective June 1, 2009, Cintas adopted FASB Statement No. 141 (revised 2007), Business Combinations (FAS 141(R)). Under FAS 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs are recognized separately from the acquisition and expensed as incurred, restructuring costs generally are expensed in periods subsequent to the acquisition date and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense.  The adoption of FAS 141(R) did not have a material impact on Cintas’ results of operations or financial condition.  Any future effects of FAS 141(R) will depend upon the terms and size of future acquisitions.

Effective June 1, 2009, Cintas adopted Emerging Issues Task Force (EITF) 03-06-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (EITF 03-06-1).  EITF 03-06-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method in FASB Statement No. 128, Earnings per Share.  The adoption did not have a material impact on basic or diluted earnings per share.  Cintas’ adoption of EITF 03-06-1 is more fully described in Note 5 entitled Earnings per Share.

CINTAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(In thousands except per share data)

Effective June 1, 2009, Cintas adopted the provisions of FASB Statement No. 165, Subsequent Events (FAS No. 165).  The objective of FAS No. 165 is to establish general standards of accounting for and disclosure of events that occur after the consolidated balance sheet date but before the consolidated financial statements are issued or are available to be issued. Cintas has evaluated and disclosed any subsequent events through October 9, 2009, which is the date of filing of the Form 10-Q.

3.               Restructuring and Related Activity

Due to the declining economic conditions during fiscal 2009 which negatively impacted the U.S. and Canadian economies and Cintas businesses, during the fourth quarter of fiscal 2009, management initiated certain restructuring activities to eliminate excess capacity and reduce our cost structure.  These activities include closing or converting to branches 16 of our rental processing plants and reducing our workforce by 1,200 employees.  We expect these restructuring activities to be completed by May 31, 2010.

A progression of our restructuring liability balance, primarily recorded in accrued compensation and related liabilities, at August 31, 2009, is as follows:

	Employee Termination Costs	Other Exit Costs	Total

Balance as of June 1, 2009	$5,915	$2,272	$8,187
Cash paid – fiscal 2010	(1,717)	----	(1,717)
Balance as of August 31, 2009	$4,198	$2,272	$6,470

4.               Fair Value Measurements

FAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.  FAS 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(In thousands except per share data)

All financial assets that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.  These assets measured at fair value on a recurring basis are summarized below:

	As of August 31, 2009
	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$227,311	$ ----	$ ----	$227,311
Marketable securities, available-for-sale	130,568	----	----	130,568
Other assets, net	25,435	----	----	25,435
Total assets at fair value	$383,314	$ ----	$ ----	$383,314

Current accrued liabilities	$ ----	$ 143	$ ----	$ 143
Total liabilities at fair value	$ ----	$ 143	$ ----	$ 143

	As of May 31, 2009
	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$129,745	$ ----	$ ----	$129,745
Marketable securities, available-for-sale	120,393	----	----	120,393
Accounts receivable, net	----	78	----	78
Other assets, net	17,105	----	----	17,105
Total assets at fair value	$267,243	$ 78	$ ----	$267,321

Current accrued liabilities	$ ----	$ 253	$ ----	$ 253
Total liabilities at fair value	$ ----	$ 253	$ ----	$ 253

As of August 31, 2009, all marketable securities are concentrated in the U.S. and Canada and consist primarily of Canadian treasury securities.  The funds invested in Canadian marketable securities are not expected to be repatriated, but instead are expected to be invested indefinitely in foreign subsidiaries.  The amortized cost basis of the marketable securities as August 31, 2009 and May 31, 2008, are $130,597 and $120,403, respectively.  All contractual maturities of the marketable securities held at August 31, 2009, are within one year.

Other assets, net, include retirement assets.  Current accrued liabilities include foreign currency forward contracts.

CINTAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(In thousands except per share data)

5.               Earnings per Share

As described in Note 2 entitled New Accounting Standards, Cintas adopted EITF 03-06-1 on June 1, 2009, using the retrospective method.  The retrospective application had no impact on the basic and diluted earnings per share for the three months ended August 31, 2008.  The following table sets forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Cintas’ common shares.

	Three Months Ended
	August 31, 2009	August 31, 2008
Basic Earnings per Share
Net income	$53,984	$78,636

Less: net income allocated to participating unvested securities	136	116

Net income available to common shareholders	$53,848	$78,520

Basic weighted average common shares outstanding	152,828	153,394

Basic earnings per share	$ 0.35	$ 0.51

Diluted Earnings per Share
Net income	$53,984	$78,636

Less: net income allocated to participating unvested securities	136	116

Net income available to common shareholders	$53,848	$78,520

Basic weighted average common shares outstanding	152,828	153,394

Effect of dilutive securities – employee stock options	----	----

Diluted weighted average common shares outstanding	152,828	153,394

Diluted earnings per share	$ 0.35	$ 0.51

At August 31, 2009 and 2008, 5,000 and 4,571 options granted to purchase shares of Cintas common stock were excluded from the computation of diluted earnings per share.  The exercise prices of these options were greater than the average market price of the common shares (anti-dilutive).

CINTAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(In thousands except per share data)

6.               Goodwill, Service Contracts and Other Assets

Changes in the carrying amount of goodwill and service contracts for the three months ended August 31, 2009, by operating segment, are as follows:

	Rental		First Aid,
	Uniforms &	Uniform	Safety &
	Ancillary	Direct	Fire	Document
	Products	Sales	Protection	Management	Total
Goodwill
Balance as of June 1, 2009	$861,879	$23,891	$166,872	$278,746	$1,331,388

Goodwill acquired	----	----	97	1,690	1,787

Foreign currency translation	(9)	1	----	152	144

Balance as of August 31, 2009	$861,870	$23,892	$166,969	$280,588	$1,333,319

	Rental		First Aid,
	Uniforms &	Uniform	Safety &
	Ancillary	Direct	Fire	Document
	Products	Sales	Protection	Management	Total
Service Contracts
Balance as of June 1, 2009	$65,897	$----	$36,042	$22,391	$124,330

Service contracts acquired	----	----	----	830	830

Service contracts amortization	(4,358)	----	(1,524)	(1,949)	(7,831)

Foreign currency translation	(13)	----	----	21	8

Balance as of August 31, 2009	$61,526	$----	$34,518	$21,293	$117,337

Information regarding Cintas’ service contracts and other assets are as follows:

	As of August 31, 2009
	Carrying	Accumulated
	Amount	Amortization	Net

Service contracts	$336,310	$218,973	$117,337

Noncompete and consulting agreements	$ 65,785	$ 46,839	$ 18,946
Investments	60,889	----	60,889
Other	10,700	3,661	7,039

Total	$137,374	$ 50,500	$ 86,874

CINTAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(In thousands except per share data)

	As of May 31, 2009
	Carrying	Accumulated
	Amount	Amortization	Net

Service contracts	$335,473	$211,143	$124,330

Noncompete and consulting agreements	$ 65,683	$ 44,320	$ 21,363
Investments	51,762	----	51,762
Other	10,675	3,467	7,208

Total	$128,120	$ 47,787	$ 80,333

Amortization expense was $10,356 and $10,845 for the three months ended August 31, 2009 and August 31, 2008, respectively.  Estimated amortization expense, excluding any future acquisitions, for each of the next five years is $39,405, $35,497, $29,367, $13,538 and $10,872, respectively.

Investments recorded using the cost method are evaluated for impairment on an annual basis or when indicators of impairment are identified.  For the three months ended August 31, 2009, no losses due to impairment were recorded.

7.               Debt, Derivatives and Hedging Activities

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

To hedge the exposure of variability in short-term interest rates, Cintas would use cash flow hedges. These agreements effectively convert a portion of the floating rate long-term debt to a fixed rate basis, thus reducing the impact of short-term interest rate changes on future interest expense.  Examples of cash flow hedging instruments that Cintas may use are interest rate swaps, interest rate lock agreements and forward starting interest rate swaps.  No such instruments were outstanding as of August 31, 2009.

Cintas used interest rate lock agreements to hedge against movements in the treasury rates at the time Cintas issued its senior notes in fiscal 2002, fiscal 2007 and fiscal 2008. The amortization of the interest rate lock agreements resulted in an increase to other comprehensive income of $192 for each of the three months ended August 31, 2009 and August 31, 2008.

CINTAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(In thousands except per share data)

To hedge the exposure of movements in the foreign currency rates, Cintas uses foreign currency hedges.  These hedges would reduce the impact on cash flows from movements in the foreign currency exchange rates.   Examples of foreign currency hedge instruments that Cintas may use are average rate options and forward contracts.  At August 31, 2009, Cintas had accrued $143 for the liabilities related to its average rate options which is included in current accrued liabilities.  The average rate options that settled during the first quarter increased our foreign currency exchange costs by $17 during the three months ended August 31, 2009.

8.               Income Taxes

In the normal course of business, Cintas provides for uncertain tax positions and the related interest and adjusts its unrecognized tax benefits and accrued interest accordingly.  During the three months ended August 31, 2009, unrecognized tax benefits decreased by approximately $1,638 and accrued interest increased by approximately $1,392.

All U.S. federal income tax returns are closed to audit through fiscal 2005.  Cintas is currently in advanced stages of audits in certain foreign jurisdictions and certain domestic states. The years under audit cover fiscal years back to 2000.  Based on the resolution of the various audits, it is reasonably possible that the balance of unrecognized tax benefits could decrease by $788 for the fiscal year ending May 31, 2010.

9.               Comprehensive Income

Total comprehensive income represents the net change in shareholders’ equity during a period from sources other than transactions with shareholders and, as such, includes net income.  For Cintas, the only components of total comprehensive income are the change in cumulative foreign currency translation adjustments, the change in the fair value of derivatives, the amortization of interest rate lock agreements and the change in the fair value of available-for-sale securities.  The components of comprehensive income for the three month periods ended August 31, 2009 and August 31, 2008, are as follows:

	Three Months Ended
	August 31, 2009	August 31, 2008

Net income	$53,984	$78,636
Other comprehensive income:
Foreign currency translation adjustment	729	(19,813)
Change in fair value of derivatives*	69	----
Amortization of interest rate lock agreements	192	192
Change in fair value of available-for-sale securities**	(13)	17

Comprehensive income	$54,961	$59,032

*   Net of $41 of tax for the three months ended August 31, 2009.

** Net of ($7) and $0 of tax for the three months ended August 31, 2009 and August 31, 2008, respectively.

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

Cintas also is a defendant in the previously-disclosed purported class action lawsuit, Mirna E. Serrano, et al. v. Cintas Corporation (Serrano), filed on May 10, 2004, and pending in the United States District Court, Eastern District of Michigan, Southern Division.  The Serrano plaintiffs alleged that Cintas discriminated against women in hiring into various service sales representative positions across all divisions of Cintas.  On November 15, 2005, the Equal Employment Opportunity Commission (EEOC) intervened in the Serrano lawsuit.  The Serrano plaintiffs seek injunctive relief, compensatory damages, punitive damages, attorneys’ fees and other remedies.  On October 27, 2008, the United States District Court in the Eastern District of Michigan granted a summary judgment in favor of Cintas limiting the scope of the putative class in the Serrano lawsuit to female applicants for service sales representative positions at Cintas locations within the state of Michigan.  Consequently, all claims brought by female applicants for service sales representative positions outside of the state of Michigan were dismissed.  Similarly, any claims brought by the EEOC on behalf of similarly situated female applicants outside of the state of Michigan have also been dismissed from the Serrano lawsuit.  Cintas is a defendant in another previously-disclosed purported class action lawsuit, Blanca Nelly Avalos, et al. v. Cintas Corporation (Avalos), currently pending in the United States District Court, Eastern District of Michigan, Southern Division.  The Avalos plaintiffs alleged that Cintas discriminated against women, African Americans and Hispanics in hiring into various service sales representative positions in Cintas’ Rental division only throughout the United States.  The Avalos plaintiffs seek injunctive relief, compensatory damages, punitive damages, attorneys’ fees and other remedies.  The claims in Avalos originally were brought in the previously-disclosed lawsuit captioned Robert Ramirez, et al. v. Cintas Corporation (Ramirez), filed on January 20, 2004, in the United States District Court, Northern District of California, San Francisco Division.  On May 11, 2006, the Ramirez and Avalos African American, Hispanic and female failure to hire into service sales representative positions claims and the EEOC’s intervention were consolidated for pretrial purposes with the Serrano case and transferred to the United States District Court for the Eastern District of Michigan, Southern Division.  The consolidated case was known as Mirna E. Serrano/Blanca Nelly Avalos, et al. v. Cintas Corporation (Serrano/Avalos).  On March 31, 2009, the United States District Court, Eastern District of Michigan, Southern Division entered an order denying class certification to all plaintiffs in the Serrano/Avalos lawsuits.  In the Serrano case, the three individual claims of Mirna Serrano, Stephanie McVay and Linda Allen, and the EEOC’s claim of pattern or practice discrimination remain pending.  In the Avalos case, the individual claims of Cindy Patterson, Tanesha Davis and Sharon Wilborn remain pending.  The Court has made no determination regarding the merits of these claims.

On February 24, 2006, a motion to intervene in Serrano was filed by intervening plaintiffs Colleen Grindle, et al., on behalf of a subclass of female employees at Cintas’ Perrysburg, Ohio, rental location who allegedly were denied hire, promotion, or transfer to service sales representative positions.  On March 24, 2006, the plaintiffs Colleen Grindle, et al., withdrew their motion to intervene without prejudice.  On February 20, 2007, the plaintiffs Colleen Grindle, et al., filed a separate lawsuit in the Court of Common Pleas, Wood County, Ohio, captioned Colleen Grindle, et al. v. Cintas Corporation (Grindle), on behalf of

CINTAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(In thousands except per share data)

a class of female employees at Cintas’ Perrysburg, Ohio, location who allegedly were denied hire, promotion, or transfer to service sales representative positions on the basis of their gender.  The Grindle plaintiffs seek injunctive relief, compensatory damages, punitive damages, attorneys’ fees and other remedies.  On May 19, 2009, the Grindle plaintiffs dismissed their class action allegations.  In Grindle, the individual claims of Colleen Grindle, Ruth Richardson and Dawn Stevenson remain pending.  The Court has made no determination regarding the merits of these claims.

The litigation discussed above, if decided or settled adversely to Cintas, may, individually or in the aggregate, result in liability material to Cintas’ consolidated financial condition or results of operation and could increase costs of operations on an ongoing basis.  Any estimated liability relating to these proceedings is not determinable at this time.  Cintas may enter into discussions regarding settlement of these and other lawsuits, and may enter into settlement agreements if it believes such settlement is in the best interest of Cintas’ shareholders.

Cintas is a defendant in the previously-disclosed purported class action lawsuit, Paul Veliz, et al. v. Cintas Corporation, filed on March 19, 2003, in the United States District Court, Northern District of California, Oakland Division, alleging that Cintas violated certain federal and state wage and hour laws applicable to its service sales representatives, whom Cintas considers exempt employees, and asserting additional related ERISA claims.  On April 5, 2004 and February 14, 2006, the Court stayed the claims of all plaintiffs with valid arbitration agreements pending arbitration of those claims.  Claims made in the Veliz action therefore are pending before the United States District Court, Northern District of California and Judge Bruce Meyerson (Ret.), an Arbitrator selected by the parties.  On August 5, 2009, the parties in the Veliz action reached a settlement in principle.  When the settlement is fully documented and approved by the Court, the settlement will resolve all claims now pending or that could have been brought relating to the subject matter of the case before the Court and the Arbitrator. Cintas expects that the approval process will take several months.  The principal terms of the settlement provide for an aggregate cash payment of approximately $23,950 which has been accrued in current accrued liabilities in the Consolidated Condensed Balance Sheets at August 31, 2009.  The pre-tax impact, net of insurance proceeds, was $19,477.

On August 26, 2009, the parties in the previously-disclosed case filed on July 17, 2008, by the Manville Personal Injury Settlement Trust against certain directors and officers of Cintas, reached a settlement.  The amount of the settlement was $475 and will be paid by Cintas’ insurance carrier.  When the settlement in principle is fully documented and approved by the Court, the settlement will resolve all claims now pending or that could have been brought relating to the subject matter of this action.  Cintas expects that the approval process will take several months.

11.         Segment Information

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

	Rental		First Aid,
	Uniforms &	Uniform	Safety &
	Ancillary	Direct	Fire	Document
	Products	Sales	Protection	Management	Corporate	Total
For the three months ended August 31, 2009
Revenue	$ 655,638	$ 89,301	$ 90,001	$ 56,629	$ ----	$ 891,569
Income (loss) before income taxes	$ 102,453	$ 8,089	$ 5,787	$ 2,039	$(31,156)	$ 87,212
Total assets	$2,497,775	$130,721	$320,226	$472,469	$357,879	$3,779,070

For the three months ended August 31, 2008
Revenue	$ 721,373	$117,483	$108,532	$ 54,791	$ ----	$1,002,179
Income (loss) before income taxes	$ 107,059	$ 12,003	$ 11,350	$ 7,376	$(11,966)	$ 125,822
Total Assets	$2,641,223	$191,101	$352,932	$460,448	$180,895	$3,826,599

12.         Supplemental Guarantor Information

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

Condensed consolidating financial statements for Cintas, Corp. 2, the subsidiary guarantors and non-guarantors are presented on the following pages:

CONDENSED CONSOLIDATING INCOME STATEMENT

THREE MONTHS ENDED AUGUST 31, 2009

(In thousands)

							Cintas
		Cintas		Subsidiary	Non-		Corporation
		Corporation	Corp. 2	Guarantors	Guarantors	Eliminations	Consolidated
Revenue:
Rental uniforms and ancillary products	$	----	$503,850	$134,220	$43,170	$(25,602)	$655,638
Other services		----	296,767	73,461	14,207	(148,504)	235,931
Equity in net income of affiliates		53,984	----	----	----	(53,984)	----
		53,984	800,617	207,681	57,377	(228,090)	891,569

Costs and expenses (income):
Cost of rental uniforms and ancillary products		----	290,239	80,286	25,823	(33,419)	362,929
Cost of other services		----	218,159	63,803	8,573	(144,690)	145,845
Selling and administrative expenses		----	251,029	(2,926)	14,937	1,387	264,427
Legal settlement, net of insurance proceeds		----	----	19,477	----	----	19,477

Operating income		53,984	41,190	47,041	8,044	(51,368)	98,891

Interest income		----	----	(283)	(76)	----	(359)
Interest expense (income)		----	12,719	(682)	1	----	12,038

Income before income taxes		53,984	28,471	48,006	8,119	(51,368)	87,212
Income taxes		----	9,676	20,858	2,694	----	33,228
Net income		$53,984	$18,795	$27,148	$5,425	$(51,368)	$53,984

CONDENSED CONSOLIDATING INCOME STATEMENT

THREE MONTHS ENDED AUGUST 31, 2008

(In thousands)

							Cintas
		Cintas		Subsidiary	Non-		Corporation
		Corporation	Corp. 2	Guarantors	Guarantors	Eliminations	Consolidated
Revenue:
Rental uniforms and ancillary products	$	----	$536,768	$150,071	$50,264	$(15,730)	$721,373
Other services		----	359,179	121,131	16,654	(216,158)	280,806
Equity in net income of affiliates		78,636	----	----	----	(78,636)	----
		78,636	895,947	271,202	66,918	(310,524)	1,002,179

Costs and expenses (income):
Cost of rental uniforms and ancillary products		----	326,877	92,890	30,282	(42,759)	407,290
Cost of other services		----	244,711	106,080	10,438	(191,423)	169,806
Selling and administrative expenses		----	287,190	(16,196)	16,823	(522)	287,295

Operating income		78,636	37,169	88,428	9,375	(75,820)	137,788

Interest income		----	----	(248)	(817)	----	(1,065)
Interest expense (income)		----	13,465	(437)	3	----	13,031

Income before income taxes		78,636	23,704	89,113	10,189	(75,820)	125,822
Income taxes		----	9,240	34,738	3,208	----	47,186
Net income		$78,636	$14,464	$54,375	$6,981	$(75,820)	$78,636

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF AUGUST 31, 2009

(In thousands)

								Cintas
		Cintas		Subsidiary	Non-			Corporation
		Corporation	Corp. 2	Guarantors	Guarantors		Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$	----	$35,966	$174,617	$16,728	$	----	$227,311
Marketable securities		----	----	1,065	129,503		----	130,568
Accounts receivable, net		----	298,063	83,829	19,531		(42,281)	359,142
Inventories, net		----	175,747	3,052	8,655		(2,105)	185,349
Uniforms and other rental items in service		----	253,244	74,277	20,692		(18,769)	329,444
Deferred income tax asset (liability)		----	----	71,691	(919)		----	70,772
Prepaid expenses		----	6,777	13,581	1,566		----	21,924
Assets held for sale		----	----	15,744	----		----	15,744
Total current assets		----	769,797	437,856	195,756		(63,155)	1,340,254

Property and equipment, at cost, net		----	624,815	225,811	50,660		----	901,286

Goodwill		----	----	1,295,346	37,973		----	1,333,319
Service contracts, net		----	111,989	1,434	3,914		----	117,337
Other assets, net		1,933,518	1,596,909	1,791,807	315,651		(5,551,011)	86,874
		$1,933,518	$3,103,510	$3,752,254	$603,954		$(5,614,166)	$3,779,070

Liabilities and Shareholders' Equity
Current liabilities:
Accounts (receivable) payable		$(465,247)	$124,373	$437,048	$(18,554)		$(4,258)	$73,362
Accrued compensation and related liabilities		----	27,548	11,766	1,971		----	41,285
Accrued liabilities		----	27,522	157,802	7,323		----	192,647
Income taxes, current		----	1,841	8,595	(3,695)		----	6,741
Long-term debt due within one year		----	774	(196)	----		----	578
Total current liabilities		(465,247)	182,058	615,015	(12,955)		(4,258)	314,613

Long-term liabilities:
Long-term debt due after one year		----	795,996	(10,098)	(1,213)		1,214	785,899
Deferred income taxes		----	----	149,475	3,582		----	153,057
Accrued liabilities		----	----	100,460	----		----	100,460
Total long-term liabilities		----	795,996	239,837	2,369		1,214	1,039,416

Total shareholders’ equity		2,398,765	2,125,456	2,897,402	614,540		(5,611,122)	2,425,041
		$1,933,518	$3,103,510	$3,752,254	$603,954		$(5,614,166)	$3,779,070

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MAY 31, 2009

(In thousands)

							Cintas
	Cintas		Subsidiary				Corporation
	Corporation	Corp. 2	Guarantors	Non-Guarantors		Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$ ----	$39,397	$76,979	$13,369	$	----	$129,745
Marketable securities	----	----	----	120,393		----	120,393
Accounts receivable, net	----	275,878	88,158	21,944		(28,302)	357,678
Inventories, net	----	194,604	2,505	8,248		(3,006)	202,351
Uniforms and other rental items in service	----	258,766	76,167	20,998		(20,484)	335,447
Income taxes, current	----	3,172	15,865	6,475		----	25,512
Deferred income tax asset (liability)	----	----	67,298	(930)		----	66,368
Prepaid expenses	----	6,178	9,473	1,384		----	17,035
Assets held for sale	----	----	15,744	----		----	15,744
Total current assets	----	777,995	352,189	191,881		(51,792)	1,270,273

Property and equipment, at cost, net	----	636,348	227,325	50,954		----	914,627

Goodwill	----	----	1,293,559	37,829		----	1,331,388
Service contracts, net	----	118,459	1,658	4,213		----	124,330
Other assets, net	1,876,863	1,598,027	1,782,517	336,264		(5,513,338)	80,333
	$1,876,863	$3,130,829	$3,657,248	$621,141		$(5,565,130)	$3,720,951

Liabilities and Shareholders' Equity
Current liabilities:
Accounts (receivable) payable	$(465,247)	$162,162	$371,731	$(20,013)		$21,332	$69,965
Accrued compensation and related liabilities	----	32,119	14,296	1,999		----	48,414
Accrued liabilities	----	43,066	147,841	8,439		(858)	198,488
Long-term debt due within one year	----	749	68	----		(219)	598
Total current liabilities	(465,247)	238,096	533,936	(9,575)		20,255	317,465

Long-term liabilities:
Long-term debt due after one year	----	796,351	241	24,511		(35,045)	786,058
Deferred income taxes	----	----	145,444	3,588		----	149,032
Accrued liabilities	----	----	100,987	----		----	100,987
Total long-term liabilities	----	796,351	246,672	28,099		(35,045)	1,036,077

Total shareholders’ equity	2,342,110	2,096,382	2,876,640	602,617		(5,550,340)	2,367,409
	$1,876,863	$3,130,829	$3,657,248	$621,141		$(5,565,130)	$3,720,951

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED AUGUST 31, 2009

(In thousands)

								Cintas
		Cintas		Subsidiary	Non-			Corporation
		Corporation	Corp. 2	Guarantors	Guarantors		Eliminations	Consolidated
Cash flows from operating activities:
Net income		$53,984	$$18,795	$27,148	$5,425		$(51,368)	$53,984
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation		----	24,593	11,876	2,080		----	38,549
Amortization of deferred charges		----	9,580	257	519		----	10,356
Stock-based compensation		3,630	----	----	----		----	3,630
Deferred income taxes		----	----	(406)	(6)		----	(412)
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net		----	(22,185)	4,331	2,450		13,979	(1,425)
Inventories, net		----	18,857	(547)	(433)		(901)	16,976
Uniforms and other rental items in service		----	5,521	1,891	289		(1,715)	5,986
Prepaid expenses		----	(617)	(4,091)	(182)		----	(4,890)
Accounts payable		----	(36,034)	63,067	2,038		(25,590)	3,481
Accrued compensation and related liabilities		----	(4,569)	(2,523)	(26)		----	(7,118)
Accrued liabilities and other		----	(15,684)	9,434	(1,041)		858	(6,433)
Income taxes payable		----	5,014	24,460	2,736		----	32,210

Net cash provided by (used in) operating activities		57,614	3,271	134,897	13,849		(64,737)	144,894

Cash flows from investing activities:
Capital expenditures		----	(12,703)	(10,348)	(1,768)		----	(24,819)
Proceeds from sale or redemption of marketable securities		----	----	----	----		----	----
Purchase of marketable securities and investments		----	(1,276)	11,112	(9,066)		(20,029)	(19,259)
Acquisitions of businesses, net of cash acquired		----	(2,633)	----	----		----	(2,633)
Other		(56,655)	10,038	(1,696)	----		48,288	(25)

Net cash (used in) provided by investing activities		(56,655)	(6,574)	(932)	(10,834)		28,259	(46,736)

Cash flows from financing activities:
Proceeds from issuance of debt		----	----	----	----		----	----
Repayment of debt		----	(330)	(36,327)	----		36,478	(179)
Exercise of stock-based compensation awards		2,710	----	----	----		----	2,710
Repurchase of common stock		(959)	----	----	----		----	(959)
Other		(2,710)	192	----	324		----	(2,194)

Net cash (used in) provided by financing activities		(959)	(138)	(36,327)	324		36,478	(622)

Effect of exchange rate changes on cash and cash equivalents		----	10	----	20		----	30

Net (decrease) increase in cash and cash equivalents		----	(3,431)	97,638	3,359		----	97,566
Cash and cash equivalents at beginning of period		----	39,397	76,979	13,369		----	129,745
Cash and cash equivalents at end of period	$	----	$35,966	$174,617	$16,728	$	----	$227,311

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED AUGUST 31, 2008

(In thousands)

								Cintas
		Cintas		Subsidiary	Non-			Corporation
		Corporation	Corp. 2	Guarantors	Guarantors		Eliminations	Consolidated
Cash flows from operating activities:
Net income		$78,636	$14,464	$54,375	$6,981		$(75,820)	$78,636
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation		----	24,623	12,190	2,227		----	39,040
Amortization of deferred charges		----	10,026	297	522		----	10,845
Stock-based compensation		3,535	----	----	----		----	3,535
Deferred income taxes		----	----	(1,482)	----		----	(1,482)
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net		----	(8,101)	5,863	242		(1,373)	(3,369)
Inventories, net		----	(3,399)	1,634	(806)		(1,224)	(3,795)
Uniforms and other rental items in service		----	(1,752)	(500)	(593)		(1,592)	(4,437)
Prepaid expenses		----	(800)	(5,454)	(78)		----	(6,332)
Accounts payable		----	(41,803)	32,753	1,200		296	(7,554)
Accrued compensation and related liabilities		----	(7,354)	(8,473)	(869)		----	(16,696)
Accrued liabilities and other		----	(12,185)	(21,013)	(448)		875	(32,771)
Income taxes payable		----	49,870	(15,046)	(2,106)		----	32,718

Net cash provided by (used in) operating activities		82,171	23,589	55,144	6,272		(78,838)	88,338

Cash flows from investing activities:
Capital expenditures		----	(23,183)	(29,565)	(1,713)		----	(54,461)
Proceeds from sale or redemption of marketable securities		----	----	----	171		----	171
Purchase of marketable securities and investments		----	506	15,419	(5,742)		(20,562)	(10,379)
Acquisitions of businesses, net of cash acquired		----	(12,106)	----	----		----	(12,106)
Other		(56,324)	(19)	(39,855)	(1)		96,826	627

Net cash (used in) provided by investing activities		(56,324)	(34,802)	(54,001)	(7,285)		76,264	(76,148)

Cash flows from financing activities:
Proceeds from issuance of debt		----	7,000	----	----		----	7,000
Repayment of debt		----	(291)	(2,544)	----		2,574	(261)
Repurchase of common stock		(25,847)	----	----	----		----	(25,847)
Other		----	192	----	95		----	287

Net cash (used in) provided by financing activities		(25,847)	6,901	(2,544)	95		2,574	(18,821)

Effect of exchange rate changes on cash and cash equivalents		----	----	----	(1,350)		----	(1,350)

Net decrease in cash and cash equivalents		----	(4,312)	(1,401)	(2,268)		----	(7,981)
Cash and cash equivalents at beginning of period		----	36,627	7,851	21,746		----	66,224
Cash and cash equivalents at end of period	$	----	$32,315	$6,450	$19,478	$	----	$58,243

CINTAS CORPORATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BUSINESS STRATEGY

Cintas provides highly specialized products and services to businesses of all types throughout the United States, Canada and Europe.  We refer to ourselves as “The Service Professionals.”  We bring value to our customers by helping them provide a cleaner, safer, more pleasant atmosphere for their customers and employees.  Our products and services are designed to improve our customers’ images.  We also help our customers protect their employees and their company by enhancing workplace safety and helping to ensure legal compliance in key areas of their business.

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

We pursue the strategy of broadening our customer base through various avenues.  Cintas has a national sales organization introducing all of our products and services to prospects in all business segments.  Our ever expanding range of products and services allows our sales organization to consider any type of business a prospect.  We also broaden our customer base through geographic expansion, especially in our emerging businesses of first aid, safety and fire protection and document management.  Finally, we will evaluate strategic acquisitions as opportunities arise.

RESULTS OF OPERATIONS

Cintas classifies its businesses into four operating segments in accordance with the criteria set forth in Financial Accounting Standards Board (FASB) Statement No. 131, Disclosures about Segments of an Enterprise and Related Information.  The Rental Uniforms and Ancillary Products operating segment reflects the rental and servicing of uniforms and other garments, mats, mops and shop towels and other ancillary items.  In addition to these rental items, restroom and hygiene products and services are also provided within this operating segment.  The Uniform Direct Sales operating segment consists of the direct sale of uniforms and related items and branded promotional products.  The First Aid, Safety and Fire Protection Services operating segment consists of first aid, safety and fire protection products and services.  The Document Management Services operating segment consists of document destruction, document imaging and document retention services.  Revenue and income before income taxes for each of these operating segments for the three month periods ended August 31, 2009 and August 31, 2008, are presented in Note 11 entitled Segment Information of “Notes to Consolidated Condensed Financial Statements.”

New Accounting Pronouncements

Effective June 1, 2008, Cintas adopted Financial Accounting Standards Board (FASB) Statement No. 157, Fair Value Measurements (FAS 157), which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosure requirements about fair value measurements. However, FASB Staff Position 157-2 delayed the effective date of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  FAS 157 became effective for Cintas for all non-financial assets and non-financial liabilities on June 1, 2009. The adoption of FAS 157 for our non-financial assets and non-financial liabilities did not have a significant impact on our consolidated financial statements.

Effective June 1, 2009, Cintas adopted FASB Statement No. 141 (revised 2007), Business Combinations (FAS 141(R)). Under FAS 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs are recognized separately from the acquisition and expensed as incurred, restructuring costs generally are expensed in periods subsequent to the acquisition date and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense.  The adoption of FAS 141(R) did not have a material impact on Cintas’ results of operations or financial condition.  Any future effects of FAS 141(R) will depend upon the terms and size of future acquisitions.

Effective June 1, 2009, the FASB issued Emerging Issues Task Force (EITF) 03-06-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (EITF 03-06-1). EITF 03-06-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method in FASB Statement No. 128, Earnings per Share.  The adoption did not have a material impact on basic or diluted earnings per share.  Cintas’ adoption of EITF 03-06-1 is more fully described in Note 5 entitled Earnings per Share in “Notes to Consolidated Condensed Financial Statements”.

Effective June 1, 2009, Cintas adopted the provisions of FASB Statement No. 165, Subsequent Events (FAS 165).  The objective of FAS 165 is to establish general standards of accounting for and disclosure of events that occur after the consolidated balance sheet date but before the consolidated financial statements are issued or are available to be issued. Cintas has evaluated and disclosed any subsequent events through October 9, 2009, which is the date of filing of the Form 10-Q.

Consolidated Results

Three Months Ended August 31, 2009 Compared to Three Months Ended August 31, 2008

Total revenue decreased 11.0% for the three months ended August 31, 2009, over the same period in the prior fiscal year from $1,002.2 million to $891.6 million.  The decrease primarily resulted from an organic decrease of 12.6%, partially offset by 0.2% growth attributable to acquisitions in our First Aid, Safety and Fire Protection Services operating segment and our Document Management Services operating segment during the quarter.  The revenue growth rate was also positively impacted by 1.4% due to one additional work day in the three month period ended August 31, 2009 compared to the three month period ended August 31, 2008.  The difficult U.S. and Canadian economic environment that began in fiscal year 2009 continued in our first fiscal quarter.  These economies lost approximately 5.9 million jobs in the twelve months ended August 31, 2009.  Because of customer job losses, we experienced decreases in uniform revenue, both rented and purchased, and revenue for our hygiene products and first aid and safety products in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009.  In addition, facility closures by our customers reduced our volume of entrance mats, shop towels and other facility needs such as fire protection services and document management services.

Rental Uniforms and Ancillary Products revenue decreased 9.1% for the three months ended August 31, 2009, over the same period in the prior fiscal year from $721.4 million to $655.6 million.  The revenue growth rate was positively impacted by 1.4% due to one additional work day in the three month period ended August 31, 2009 compared to the three month period ended August 31, 2008, resulting in an organic decrease of 10.5% for the quarter.

Other Services revenue, consisting of revenue from the reportable operating segments of Uniform Direct Sales, First Aid, Safety and Fire Protection Services and Document Management Services, decreased 16.0% for the three months ended August 31, 2009, over the same period in the prior fiscal year from $280.8 million to $235.9 million.  The decrease primarily resulted from an organic decrease of 18.1%, partially offset by 0.8% growth attributable to acquisitions in our First Aid, Safety and Fire Protection Services operating segment and our Document Management Services operating segment during the quarter.  The revenue growth rate was also positively impacted by 1.3% due to one additional work day in the three month period ended August 31, 2009 compared to the three month period ended August 31, 2008.  The negative internal growth rate for the quarter was primarily the result of a 24.0% decrease in Uniform Direct Sales operating segment revenue and a 17.1% decrease in First Aid, Safety and Fire Protection Services operating segment revenue.

Cost of rental uniforms and ancillary products consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other ancillary items.  Cost of rental uniforms and ancillary products decreased $44.4 million, or 10.9%, for the three months ended August 31, 2009 compared to the three months ended August 31, 2008.  Lower Rental Uniforms and Ancillary Products operating segment volume resulted in a decrease in the cost of rental uniforms and ancillary products.  In addition, energy related costs decreased $15.1 million compared to the three months ended August 31, 2008.

Cost of other services consists primarily of cost of goods sold (predominantly uniforms and first aid products), delivery expenses and distribution expenses in the Uniform Direct Sales operating segment, the First Aid, Safety and Fire Protection Services operating segment and the Document Management Services operating segment.  Cost of other services decreased $24.0 million, or 14.1%, for the three months ended August 31, 2009 compared to the three months ended August 31, 2008.  This decrease was due to decreased Other Services sales volume.

Selling and administrative expenses decreased $22.9 million, or 8.0%, for the three months ended August 31, 2009 compared to the three months ended August 31, 2008.  Labor and payroll tax expenses decreased by $13.3 million compared to the same period in the prior fiscal year as a result of cost reduction initiatives.  In addition, bad debt expense decreased $4.4 million due to improved collection efforts.

During the first quarter of fiscal 2010, Cintas and the plaintiffs involved in the litigation, Paul Veliz, et al. v. Cintas Corporation, reached a settlement in principle.  The principal terms of the settlement provide for an aggregate cash payment of approximately $24 million.  The pre-tax impact, net of insurance proceeds, was approximately $19.5 million.  This settlement is more fully described in Note 10 entitled Litigation and Other Contingencies in “Notes to Consolidated Condensed Financial Statements.”

Net interest expense (interest expense less interest income) was $11.7 million for the three months ended August 31, 2009, which is relatively consistent with $12.0 million for the same period in the prior fiscal year.

Cintas’ effective tax rate increased to 38.1% for the three months ended August 31, 2009, compared to 37.5% for the prior year period, reflecting the reserve requirements of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.

Net income decreased $24.7 million, or 31.3%, for the three months ended August 31, 2009, from the same period in the prior fiscal year.  Diluted earnings per share were $0.35 for the three months ended August 31, 2009, which was a decrease of 31.4% compared to the same period in the prior fiscal year.  The decreased net income and diluted earnings per share are due primarily to decreased revenue for the quarter and the legal settlement.

Rental Uniforms and Ancillary Products Operating Segment

Three Months Ended August 31, 2009 Compared to Three Months Ended August 31, 2008

As discussed above, Rental Uniforms and Ancillary Products operating segment revenue decreased from $721.4 million to $655.6 million, or 9.1%, and the cost of rental uniforms and ancillary products decreased $44.4 million, or 10.9%. The operating segment’s gross margin was $292.7 million, or 44.6% of revenue.  This gross margin percent of revenue of 44.6% was 110 basis points higher than the prior fiscal year’s first quarter of 43.5%.  Energy related costs, which include natural gas, electric and gas, decreased a combined 170 basis points as a percent of revenue from the prior fiscal year’s first quarter.

Selling and administrative expenses as a percent of revenue, at 29.0%, increased 30 basis points compared to the first quarter of the prior fiscal year despite a reduction in selling and administrative expenses of $16.8 million in the first quarter of fiscal 2010 compared to last fiscal year’s first quarter.  The increase of 30 basis points is due to lower Rental Uniforms and Ancillary Products revenue.

Income before income taxes decreased $4.6 million to $102.5 million for the Rental Uniforms and Ancillary Products operating segment for the period compared to the same period last fiscal year.  Income before income taxes was 15.6% of the operating segment’s revenue, which is an 80 basis point increase compared to the first quarter of the prior fiscal year.  This is primarily due to the decreased energy related costs offset by lower Rental Uniforms and Ancillary Products revenue.

Uniform Direct Sales Operating Segment

Three Months Ended August 31, 2009 Compared to Three Months Ended August 31, 2008

Uniform Direct Sales operating segment revenue decreased from $117.5 million to $89.3 million, or 24.0%, for the three months ended August 31, 2009, over the same period in the prior fiscal year.  The revenue growth rate was positively impacted by 1.1% due to one additional work day in the three month period ended August 31, 2009 compared to the three month period ended August 31, 2008, resulting in an organic decrease of 25.1%.  As the U.S. and Canadian economies continued to lose jobs and remained difficult during the last quarter, many of our customers, especially in the hospitality and gaming industries, continued to delay uniform purchases and roll-outs of new uniform programs.

Cost of uniform direct sales decreased $18.1 million, or 22.5%, for the three months ended August 31, 2009, due to decreased Uniform Direct Sales volume.  The gross margin as a percent of revenue was 30.5% for the quarter ended August 31, 2009, which decreased from 31.8% in the same period in the prior fiscal year.  This decrease is due to lower Uniform Direct Sales volume, causing the operating segment’s fixed costs to be a higher percent of revenue.

Selling and administrative expenses as a percent of revenue was 21.6% in the first quarter last year and remained relatively consistent at 21.5% in this year’s first quarter.  Selling and administrative expenses decreased from $25.4 million in last year’s first quarter to $19.2 million in the first quarter of this fiscal year due to various cost reduction initiatives.

Income before income taxes decreased $3.9 million to $8.1 million for the Uniform Direct Sales operating segment for the three months ended August 31, 2009.  Income before income taxes was 9.1% of the operating segment’s revenue compared to 10.2% for the same period last fiscal year.  This decrease in income before income taxes is primarily due to the decrease in Uniform Direct Sales revenue.

First Aid, Safety and Fire Protection Services Operating Segment

Three Months Ended August 31, 2009 Compared to Three Months Ended August 31, 2008

First Aid, Safety and Fire Protection Services operating segment revenue decreased from $108.5 million to $90.0 million, or 17.1%, for the three months ended August 31, 2009.  The decrease primarily resulted from an organic decrease of 18.4%, partially offset by 0.1% growth attributable to acquisitions. The revenue growth rate was also positively impacted by 1.2% due to one additional work day in the three month period ended August 31, 2009 compared to the three month period ended August 31, 2008.  The difficult U.S. economic conditions continued to negatively affect revenue in this operating segment.

Cost of first aid, safety and fire protection services decreased $9.7 million, or 15.0%, for the three months ended August 31, 2009.   Gross margin for the First Aid, Safety and Fire Protection Services operating segment is defined as revenue less cost of goods, warehouse expenses, service expenses and training expenses.  The gross margin as a percent of revenue was 39.2% for the quarter ended August 31, 2009, which is a 150 basis point decrease compared to the gross margin percentage in the first quarter of the prior fiscal year.  This decrease is mainly due to a decrease in sales volume.

Selling and administrative expenses as a percent of revenue, at 32.7%, increased 250 basis points compared to the first quarter of the prior fiscal year.  This increase is due to the lower First Aid, Safety and Fire Protection Services operating segment revenue.  Selling and administrative expenses decreased from $32.8 million in last year’s first quarter to $29.5 million in the first quarter of this fiscal year due to various cost reduction initiatives.

Income before income taxes for the First Aid, Safety and Fire Protection Services operating segment decreased $5.6 million to $5.8 million for the three months ended August 31, 2009.  Income before income taxes was 6.4% of the operating segment’s revenue, compared to 10.5% in last fiscal year’s first quarter.  This decrease is primarily due to the decrease in First Aid, Safety and Fire Protection services revenue.

Document Management Services Operating Segment

Three Months Ended August 31, 2009 Compared to Three Months Ended August 31, 2008

Document Management Services operating segment revenue increased from $54.8 million to $56.6 million, or 3.4%, for the three months ended August 31, 2009, over the same period in the prior fiscal year.  Growth of 4.2% from acquisitions was offset by an organic decrease of 2.4%.  The revenue growth rate was positively impacted by 1.6% due to one additional work day in the three month period ended August 31, 2009 compared to the three month period ended August 31, 2008.  Although the operating segment’s volume of shredding services increased by 19.7% during the quarter ended August 31, 2009, compared to the same quarter last year, declining recycled paper prices caused the operating segment to have negative internal growth for the quarter ended August 31, 2009.  This segment derives revenue from the sale of shredded paper to paper recyclers.  The average price from these paper sales dropped by approximately 40% since August 31, 2008.  The price of standard office paper, which accounts for the majority of the recycled paper revenue, dropped from $205 per ton at August 31, 2008 to $125 per ton at August 31, 2009.

Cost of document management services increased $3.8 million, or 14.9%, for the three months ended August 31, 2009, due to increased Document Management Services operating segment volume.  Gross margin for the Document Management Services operating segment is defined as revenue less production and service costs.  The gross margin as a percent of revenue decreased from 53.8% in last year’s first quarter to 48.7% for the quarter ended August 31, 2009.  This decrease is due to the significant decrease in the recycled paper prices.

Selling and administrative expenses as a percent of revenue, at 45.1%, increased 470 basis points compared to the first quarter of the prior fiscal year.  This increase includes increases in selling labor and support services of 190 basis points and in medical expenses of 110 basis points.

Income before income taxes for the Document Management Services operating segment decreased $5.3 million to $2.0 million for the period compared to the same period in the prior fiscal year.  Income before income taxes as a percentage of the operating segment’s revenue decreased from 13.5% in last year’s first quarter to 3.6% for the quarter ended August 31, 2009, primarily as a result of the significant decrease in recycled paper prices.

Liquidity and Capital Resources

At August 31, 2009, Cintas had $357.9 million in cash and cash equivalents and marketable securities which is $107.7 million more than the $250.1 million at May 31, 2009.  The marketable securities consist of highly rated U.S. and Canadian government securities.  This increase is primarily due to cash generated from operations of $144.9 million, offset by capital expenditures of $24.8 million.  Cash and cash equivalents and marketable securities are expected to be used to finance future acquisitions, capital expenditures and expansion.

Marketable securities consist primarily of Canadian treasury securities.  Cintas believes that its investment policy pertaining to marketable securities is conservative.  The criterion used in making investment decisions is the preservation of principal, while earning an attractive yield.

Working capital increased $72.8 million to $1,025.6 million at August 31, 2009, due to the increased cash balances discussed above offset by reductions in inventory levels.

Net property and equipment decreased by $13.3 million from May 31, 2009 to August 31, 2009.  We continue to reduce our capital spending in this difficult economic environment and in the absence of revenue growth.  We have available capacity in our existing facilities to allow for growth.

As of August 31, 2009, we have $775 million in fixed rate notes outstanding with maturities ranging from 2012 to 2036.  We have a commercial paper program with a capacity of $600.0 million that is fully supported by a backup revolving credit facility through a credit agreement with our banking group.  As of August 31, 2009 and May 31, 2009, we had no commercial paper outstanding.  The credit agreement expires in February 2011.  We believe this program will be adequate to provide necessary funding for our operations.

Cintas’ total debt to capitalization ratio remained relatively consistent at 24.5% at August 31, 2009, compared to 24.9% at May 31, 2009.

Cintas has no off-balance sheet arrangements other than a synthetic lease on a corporate aircraft.  The synthetic lease on the aircraft does not currently have, and is not reasonably likely to have, a current or future material effect on Cintas’ financial condition, changes in Cintas’ financial condition or results of operations.

Litigation and Other Contingencies

Cintas is subject to legal proceedings and claims arising from the ordinary course of its business, including personal injury, customer contract, environmental and employment claims.  In the opinion of management, the aggregate liability, if any, with respect to such ordinary course of business actions will not have a material adverse effect on the financial position or results of operations of Cintas.  Cintas is party to additional litigation not considered in the ordinary course of business.  Please refer to Note 10 entitled Litigation and Other Contingencies of “Notes to Consolidated Condensed Financial Statements” for a detailed discussion of certain specific litigation.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements.  Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “predicts,” “projects,” “plans,” “expects,” “intends,” “target,” “forecast,” “believes,” “seeks,” “could,” “should,” “may” and “will” or the negative versions thereof and similar words, terms and expressions and by the context in which they are used.  Such statements are based upon current expectations of Cintas and speak only as of the date made.  You should not place undue reliance on any forward-looking statement.  We cannot guarantee that any forward-looking statement will be realized.  These statements are subject to various risks, uncertainties, potentially inaccurate assumptions and other factors that could cause actual results to differ from those set forth in or implied by this Quarterly Report.  Factors that might cause such a difference include, but are not limited to, the possibility of greater than anticipated operating costs including energy costs, lower sales volumes, loss of customers due to outsourcing trends, the performance and costs of integration of acquisitions, fluctuations in costs of materials and labor including increased medical costs, costs and possible effects of union organizing activities, failure to comply with government regulations concerning employment discrimination, employee pay and benefits and employee health and safety, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, the cost, results and ongoing assessment of internal controls for financial reporting required by the Sarbanes-Oxley Act of 2002, the initiation or outcome of litigation, investigations or other proceedings, higher assumed sourcing or distribution costs of products, the disruption of operations from catastrophic or extraordinary events, changes in federal and state tax and labor laws and the reactions of competitors in terms of price and service.  Cintas undertakes no obligation to publicly release any revisions to any forward-looking statements or to otherwise update any forward-looking statements whether as a result of new information or to reflect events, circumstances or any other unanticipated developments arising after the date on which such statements are made.  A further list and description of risks, uncertainties and other matters can be found in our Annual Report on Form 10-K for the year ended May 31, 2009 and in our reports on Forms 10-Q and 8-K.  The risks and uncertainties described herein are not the only ones we may face. Additional risks and uncertainties presently not known to us or that we currently believe to be immaterial may also harm our business.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In our normal operations, Cintas has market risk exposure to interest rates.  This market risk exposure to interest rates has been previously disclosed on page 29 of our Form 10-K for the year ended May 31, 2009.

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

ITEM 4.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

With the participation of Cintas’ management, including Cintas’ Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, Cintas has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of August 31, 2009.  Based on such evaluation, Cintas’ management, including Cintas’ Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, has concluded that Cintas’ disclosure controls and procedures were effective as of August 31, 2009, in ensuring (i) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is accumulated and communicated to Cintas’ management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in Cintas’ internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended August 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. See “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” on pages 31 and 32 of our Form 10-K for the year ended May 31, 2009.

CINTAS CORPORATION

Part II.  Other Information

Item 1.      Legal Proceedings.

I. Supplemental Information:  We discuss certain legal proceedings pending against us in Part I of this Quarterly Report on Form 10-Q under the caption “Item 1. Financial Statements,” in Note 10 entitled Litigation and Other Contingencies of “Notes to Consolidated Condensed Financial Statements,” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Litigation and Other Contingencies.”  We refer you to those discussions for important information concerning those legal proceedings, including the basis for such actions and, where known, the relief sought.

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

CINTAS CORPORATION
(Registrant)

Date: October 9, 2009	/s/ William C. Gale
William C. Gale
Senior Vice President and Chief Financial Officer
(Chief Accounting Officer)