Form 10-Q
period 2009-11-30
CINTAS CORP
filed 2010-01-08
CIK 723254

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

( X )             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                                                      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

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

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   Ö   No ___

Indicate by a checkmark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ____  No ____

Indicate by checkmark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer    Ö              Accelerated Filer   ____           Smaller Reporting Company ____

Non-Accelerated Filer   ____ (Do not check if a smaller reporting company)

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ____ No    Ö

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding December 31, 2009
Common Stock, no par value	152,869,220

CINTAS CORPORATION

CINTAS CORPORATION

ITEM 1. FINANCIAL STATEMENTS.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

(In thousands except per share data)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2009	2008	2009	2008

Revenue:
Rental uniforms and ancillary products	$643,597	$711,454	$1,299,235	$1,432,827
Other services	240,912	273,730	476,843	554,536
	884,509	985,184	1,776,078	1,987,363

Costs and expenses:
Cost of rental uniforms and ancillary products	363,728	401,614	726,657	808,904
Cost of other services	150,934	168,570	296,779	338,376
Selling and administrative expenses	259,406	284,608	523,833	571,903
Legal settlements, net of insurance proceeds	4,052	---	23,529	---

Operating income	106,389	130,392	205,280	268,180

Interest income	(314)	(830)	(673)	(1,895)
Interest expense	12,579	12,768	24,617	25,799

Income before income taxes	94,124	118,454	181,336	244,276

Income taxes	36,948	46,616	70,176	93,802

Net income	$ 57,176	$ 71,838	$ 111,160	$ 150,474

Basic earnings per share	$ 0.37	$ 0.47	$ 0.72	$ 0.98

Diluted earnings per share	$ 0.37	$ 0.47	$ 0.72	$ 0.98

See accompanying notes.

CINTAS CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands except share data)

	November 30, 2009	May 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 342,014	$ 129,745
Marketable securities	138,226	120,393
Accounts receivable, net	377,151	357,678
Inventories, net	166,373	202,351
Uniforms and other rental items in service	329,561	335,447
Income taxes, current	8,906	25,512
Deferred income tax asset	69,558	66,368
Prepaid expenses	17,637	17,035
Assets held for sale	15,744	15,744

Total current assets	1,465,170	1,270,273

Property and equipment, at cost, net	888,005	914,627

Goodwill	1,334,773	1,331,388
Service contracts, net	110,104	124,330
Other assets, net	88,296	80,333

	$3,886,348	$3,720,951

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 73,574	$ 69,965
Accrued compensation and related liabilities	46,872	48,414
Accrued liabilities	224,526	198,488
Long-term debt due within one year	588	598

Total current liabilities	345,560	317,465

Long-term liabilities:
Long-term debt due after one year	785,748	786,058
Deferred income taxes	157,143	149,032
Accrued liabilities	101,812	100,987

Total long-term liabilities	1,044,703	1,036,077

Shareholders’ equity:
Preferred stock, no par value:
100,000 shares authorized, none outstanding	----	----
Common stock, no par value:
425,000,000 shares authorized,
FY 2010: 173,206,493 issued and 152,869,220 outstanding
FY 2009: 173,085,926 issued and 152,790,170 outstanding	132,034	129,215
Paid-in capital	77,116	72,364
Retained earnings	3,049,579	2,938,419
Treasury stock:
FY 2010: 20,337,273 shares
FY 2009: 20,295,756 shares	(798,847)	(797,888)
Other accumulated comprehensive income	36,203	25,299
Total shareholders’ equity	2,496,085	2,367,409
	$3,886,348	$3,720,951

See accompanying notes.

CINTAS CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	November 30, 2009	November 30, 2008
Cash flows from operating activities:

Net income	$111,160	$150,474
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	75,899	78,372
Amortization of deferred charges	20,568	21,522
Stock-based compensation	7,571	6,911
Deferred income taxes	4,777	(1,840)
Change in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(12,843)	(8,064)
Inventories, net	34,874	(15,169)
Uniforms and other rental items in service	5,495	(6,237)
Prepaid expenses	(568)	(3,799)
Accounts payable	6,914	(509)
Accrued compensation and related liabilities	(1,646)	(8,685)
Accrued liabilities and other	25,246	(16,400)
Income taxes payable	16,728	(21,435)
Net cash provided by operating activities	294,175	175,141

Cash flows from investing activities:

Capital expenditures	(48,092)	(95,957)
Proceeds from sale or redemption of marketable securities	25,852	61,662
Purchase of marketable securities and investments	(53,060)	(23,222)
Acquisitions of businesses, net of cash acquired	(6,601)	(18,331)
Other, net	1,053	353
Net cash used in investing activities	(80,848)	(75,495)

Cash flows from financing activities:

Proceeds from issuance of debt	----	7,500
Repayment of debt	(321)	(80,749)
Exercise of stock-based compensation awards	2,819	----
Repurchase of common stock	(959)	(25,847)
Other, net	(3,536)	413
Net cash used in financing activities	(1,997)	(98,683)

Effect of exchange rate changes on cash and cash equivalents	939	(4,774)

Net increase (decrease) in cash and cash equivalents	212,269	(3,811)

Cash and cash equivalents at beginning of period	129,745	66,224

Cash and cash equivalents at end of period	$342,014	$ 62,413

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

2.               New Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Codification (ASC) effective for financial statements issued for interim and annual periods ending after September 30, 2009.  The ASC is an aggregation of previously issued authoritative GAAP in one comprehensive set of guidance organized by subject area.  In accordance with the ASC, references to previously issued accounting standards have been removed.  Subsequent revisions to GAAP will be incorporated into the ASC through Accounting Standards Updates (ASU).  The following is a list of recent pronouncements issued by the FASB.

Effective June 1, 2008, Cintas adopted fair value measurements guidance for financial instruments and non-financial instruments accounted for at fair value on a recurring basis.  Effective June 1, 2009, Cintas adopted fair value measurements guidance for all nonfinancial assets and nonfinancial liabilities recognized or disclosed at fair value on a nonrecurring basis.  The guidance defines fair value, establishes guidance for measuring fair value and expands disclosures regarding fair value measurements.  The adoptions did not have a material impact on our consolidated financial statements.  See Note 4 entitled Fair Value Measurements for additional information.

Effective June 1, 2009, Cintas adopted new guidance on business combinations, in which an entity is required to recognize assets acquired, liabilities assumed, contractual contingencies and contingent consideration at fair value on the acquisition date. It further requires that acquisition-related costs are recognized separately from the acquisition and expensed as incurred, restructuring costs generally are expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense.  This adoption did not have a material impact on Cintas’ results of operations or financial condition.  Any future effects will depend upon the terms and size of future acquisitions.

Effective June 1, 2009, Cintas adopted new guidance for determining whether instruments granted in share-based payment transactions are participating securities.  This guidance provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method of determining earnings per share.  The adoption did not have a material impact on basic or diluted earnings per share.  Cintas’ adoption is more fully described in Note 5 entitled Earnings per Share.

CINTAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(In thousands except per share data)

Effective June 1, 2009, Cintas adopted new guidance on subsequent events.  The objective of this guidance is to establish general standards of accounting for and disclosure of events that occur after the consolidated balance sheet date but before the consolidated financial statements are issued or are available to be issued. Cintas has evaluated and disclosed any subsequent events through January 8, 2010, which is the date of filing of the Form 10-Q. This adoption did not have a material impact on Cintas’ results of operations or financial condition.

3.               Restructuring and Related Activity

Due to declining economic conditions during fiscal 2009 which negatively impacted the U.S. and Canadian economies and Cintas’ businesses, during the fourth quarter of fiscal 2009, management initiated certain restructuring activities to eliminate excess capacity and reduce our cost structure.  These activities include closing or converting to branches 16 of our rental processing plants and reducing our workforce by approximately 1,200 employees.  We expect these restructuring activities to be completed by May 31, 2010.

A progression of our restructuring liability balance, primarily recorded in accrued compensation and related liabilities, at November 30, 2009, is as follows:

	Employee Termination Costs	Other Exit Costs	Total

Balance as of June 1, 2009	$5,915	$2,272	$8,187
Cash paid – fiscal 2010	(3,005)	(12)	(3,017)
Balance as of November 30, 2009	$2,910	$2,260	$5,170

Cash paid during the three months ended November 30, 2009, was $1,300.

4.               Fair Value Measurements

FASB ASC defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.  It also establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(In thousands except per share data)

All financial assets that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.  These assets measured at fair value on a recurring basis are summarized below:

	As of November 30, 2009
	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$342,014	$ ----	$ ----	$342,014
Marketable securities	118,245	19,981	----	138,226
Other assets, net	29,532	----	----	29,532
Total assets at fair value	$489,791	$19,981	$ ----	$509,772

Current accrued liabilities	$ ----	$ 333	$ ----	$ 333
Total liabilities at fair value	$ ----	$ 333	$ ----	$ 333

	As of May 31, 2009
	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$129,745	$ ----	$ ----	$129,745
Marketable securities	120,393	----	----	120,393
Accounts receivable, net	----	78	----	78
Other assets, net	17,105	----	----	17,105
Total assets at fair value	$267,243	$ 78	$ ----	$267,321

Current accrued liabilities	$ ----	$ 253	$ ----	$ 253
Total liabilities at fair value	$ ----	$ 253	$ ----	$ 253

As of November 30, 2009, all marketable securities are concentrated in the U.S. and Canada and consist primarily of Canadian treasury securities and U.S. municipal bonds.  The funds invested in Canadian marketable securities are not expected to be repatriated, but instead are expected to be invested indefinitely in foreign subsidiaries.  The amortized cost basis of the marketable securities as of November 30, 2009 and May 31, 2009, is $138,207 and $120,403, respectively.  All contractual maturities of the marketable securities held at November 30, 2009, are within one year.

Other assets, net, include certain retirement assets.  Current accrued liabilities include foreign currency forward contracts.

CINTAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(In thousands except per share data)

5.               Earnings per Share

As described in Note 2 entitled New Accounting Pronouncements, Cintas adopted new guidance for determining whether instruments granted in share-based payment transactions are participating securities on June 1, 2009, using the retrospective method.  The retrospective application had no impact on the basic and diluted earnings per share for the three months or six months ended November 30, 2008.  The following table sets forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Cintas’ common shares.

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2009	2008	2009	2008

Basic Earnings per Share	$57,176	$71,838	$111,160	$150,474
Net income

Less: net income allocated to participating unvested securities	226	154	362	270

Net income available to common shareholders	$56,950	$71,684	$110,798	$150,204

Basic weighted average common shares outstanding	152,866	152,788	152,847	153,093

Basic earnings per share	$ 0.37	$ 0.47	$ 0.72	$ 0.98

Diluted Earnings per Share
Net income	$57,176	$71,838	$111,160	$150,474

Less: net income allocated to participating unvested securities	226	154	362	270

Net income available to common shareholders	$56,950	$71,684	$110,798	$150,204

Basic weighted average common shares outstanding	152,866	152,788	152,847	153,093

Effect of dilutive securities – employee stock options	----	----	----	----

Diluted weighted average common shares outstanding	152,866	152,788	152,847	153,093

Diluted earnings per share	$ 0.37	$ 0.47	$ 0.72	$ 0.98

For the three months ended November 30, 2009 and 2008, 3,556 and 5,949 options granted to purchase shares of Cintas common stock were excluded from the computation of diluted earnings per share.  For the six months ended November 30, 2009 and 2008, 4,442 and 5,192 options granted to purchase shares

CINTAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(In thousands except per share data)

of Cintas common stock were excluded from the computation of diluted earnings per share.  The exercise prices of these options were greater than the average market price of the common shares (anti-dilutive).

6.               Goodwill, Service Contracts and Other Assets

Changes in the carrying amount of goodwill and service contracts for the six months ended November 30, 2009, by operating segment, are as follows:

	Rental		First Aid,
	Uniforms &	Uniform	Safety &
	Ancillary	Direct	Fire	Document
	Products	Sales	Protection	Management	Total
Goodwill
Balance as of June 1, 2009	$861,879	$23,891	$166,872	$278,746	$1,331,388

Goodwill acquired, net	(564)	----	655	1,794	1,885

Foreign currency translation	527	30	----	943	1,500

Balance as of November 30, 2009	$861,842	$23,921	$167,527	$281,483	$1,334,773

	Rental		First Aid,
	Uniforms &	Uniform	Safety &
	Ancillary	Direct	Fire	Document
	Products	Sales	Protection	Management	Total
Service Contracts
Balance as of June 1, 2009	$65,897	$ ----	$36,042	$22,391	$124,330

Service contracts acquired	----	----	385	848	1,233

Service contracts amortization	(9,379)	(12)	(3,044)	(3,918)	(16,353)

Foreign currency translation	738	12	----	144	894

Balance as of November 30, 2009	$57,256	$ ----	$33,383	$19,465	$110,104

Information regarding Cintas’ service contracts and other assets are as follows:

CINTAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(In thousands except per share data)

	As of November 30, 2009
	Carrying	Accumulated
	Amount	Amortization	Net

Service contracts	$337,599	$227,495	$110,104

Noncompete and consulting agreements	$ 65,195	$ 48,578	$ 16,617
Investments	64,895	----	64,895
Other	10,638	3,854	6,784

Total	$140,728	$ 52,432	$ 88,296

	As of May 31, 2009
	Carrying	Accumulated
	Amount	Amortization	Net

Service contracts	$335,473	$211,143	$124,330

Noncompete and consulting agreements	$ 65,683	$ 44,320	$ 21,363
Investments	51,762	----	51,762
Other	10,675	3,467	7,208

Total	$128,120	$ 47,787	$ 80,333

Amortization expense was $20,568 and $21,522 for the six months ended November 30, 2009 and November 30, 2008, respectively.  Estimated amortization expense, excluding any future acquisitions, for each of the next five years is $39,606, $35,579, $29,228, $13,541 and $10,885, respectively.

Investments recorded using the cost or equity method are evaluated for impairment when indicators of impairment are identified.  For the six months ended November 30, 2009, no losses due to impairment were recorded.

7.               Debt, Derivatives and Hedging Activities

Cintas has certain covenants related to debt agreements. These covenants limit Cintas’ ability to incur certain liens, to engage in sale-leaseback transactions and to merge, consolidate or sell all or substantially all of Cintas’ assets. These covenants also require Cintas to maintain certain debt to capitalization and interest coverage ratios. Cross default provisions exist between certain debt agreements.  If a default of a significant covenant were to occur, the default could result in an acceleration of the maturity of the indebtedness, impair liquidity and limit the ability to raise future capital.  Cintas is in compliance with all significant debt covenants for all periods presented.

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

CINTAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(In thousands except per share data)

To hedge the exposure of variability in short-term interest rates, Cintas would use cash flow hedges. These agreements effectively convert a portion of the floating rate long-term debt to a fixed rate basis, thus reducing the impact of short-term interest rate changes on future interest expense.  Examples of cash flow hedging instruments that Cintas may use are interest rate swaps, interest rate lock agreements and forward starting interest rate swaps.  No such instruments were outstanding as of November 30, 2009.

Cintas used interest rate lock agreements to hedge against movements in the treasury rates at the time Cintas issued its senior notes in fiscal 2002, fiscal 2007 and fiscal 2008. The amortization of the interest rate lock agreements resulted in an increase to other comprehensive income of $191 for both the three months ended November 30, 2009 and November 30, 2008, respectively, and $383 for both the six months ended November 30, 2009 and November 30, 2008, respectively.

To hedge the exposure of movements in the foreign currency rates, Cintas uses foreign currency hedges.  These hedges would reduce the impact on cash flows from movements in the foreign currency exchange rates.   Examples of foreign currency hedge instruments that Cintas may use are average rate options and forward contracts.  At November 30, 2009, Cintas had accrued $333 for the liabilities related to its average rate options which is included in current accrued liabilities.  These instruments increased foreign currency exchange costs by $114 and $131 during the three months and six months ended November 30, 2009, respectively.

8.               Income Taxes

In the normal course of business, Cintas provides for uncertain tax positions and the related interest and adjusts its unrecognized tax benefits and accrued interest accordingly.  During the six months ended November 30, 2009, unrecognized tax benefits decreased by approximately $2,018 and accrued interest increased by approximately $2,698.

All U.S. federal income tax returns are closed to audit through fiscal 2005.  Cintas is currently in advanced stages of audits in certain foreign jurisdictions and certain domestic states. The years under audit cover fiscal years back to 2000.  Based on the resolution of the various audits, it is reasonably possible that the balance of unrecognized tax benefits could decrease by $714 for the fiscal year ending May 31, 2010.

9.               Comprehensive Income

Total comprehensive income represents the net change in shareholders’ equity during a period from sources other than transactions with shareholders and, as such, includes net income.  For Cintas, the only components of total comprehensive income are the change in cumulative foreign currency translation adjustments, the change in the fair value of derivatives, the amortization of interest rate lock agreements and the change in the fair value of available-for-sale securities.  The components of comprehensive income for the three and six month periods ended November 30, 2009, and November 30, 2008, are as follows:

CINTAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(In thousands except per share data)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2009	2008	2009	2008

Net income	$57,176	$71,838	$111,160	$150,474

Other comprehensive income:
Foreign currency translation adjustment	9,797	(41,862)	10,526	(61,675)
Change in fair value of derivatives*	(92)	214	(23)	214
Amortization of interest rate lock agreements	191	191	383	383
Change in fair value of available-for-sale securities**	31	139	18	156

Comprehensive income	$67,103	$30,520	$122,064	$ 89,552

*

Net of $(55) and $126 of tax expense (benefit) for the three months ended November 30, 2009 and November 30, 2008, respectively. Net of $(14) and $126 of tax expense (benefit) for the six months ended November 30, 2009 and November 30, 2008, respectively.

**

Net of $18 and $(30) of tax expense (benefit) for the three months ended November 30, 2009 and November 30, 2008, respectively. Net of $11 and $(30) of tax expense (benefit) for the six months ended November 30, 2009 and November 30, 2008, respectively.

10.         Litigation and Other Contingencies

Cintas is subject to legal proceedings, insurance receipts, legal settlements and claims arising from the ordinary course of its business, including personal injury, customer contract, environmental and employment claims.  In the opinion of management, the aggregate liability, if any, with respect to such ordinary course of business actions will not have a material adverse effect on the financial position or results of operation of Cintas.  Cintas is party to additional litigation not considered in the ordinary course of business, including the litigation discussed below.

Cintas is a defendant in a purported class action lawsuit, Mirna E. Serrano, et al. v. Cintas Corporation (Serrano), filed on May 10, 2004, and pending in the United States District Court, Eastern District of Michigan, Southern Division.  The Serrano plaintiffs alleged that Cintas discriminated against women in hiring into various service sales representative positions across all divisions of Cintas.  On November 15, 2005, the Equal Employment Opportunity Commission (EEOC) intervened in the Serrano lawsuit.  The Serrano plaintiffs seek injunctive relief, compensatory damages, punitive damages, attorneys’ fees and other remedies.  On October 27, 2008, the United States District Court in the Eastern District of Michigan granted summary judgment in favor of Cintas limiting the scope of the putative class in the Serrano lawsuit to female applicants for service sales representative positions at Cintas locations within the state of Michigan.  Consequently, all claims brought by female applicants for service sales representative positions outside of the state of Michigan were dismissed.  Similarly, any claims brought by the EEOC on behalf of similarly situated female applicants outside of the state of Michigan have also been dismissed from the Serrano lawsuit.  Cintas is a defendant in another purported class action lawsuit, Blanca Nelly Avalos, et al. v. Cintas Corporation (Avalos), currently pending in the United States District Court, Eastern District of Michigan, Southern Division.  The Avalos plaintiffs alleged that Cintas discriminated against women, African Americans and Hispanics in hiring into various service sales representative positions in Cintas’ Rental division only throughout the United States.  The Avalos plaintiffs sought injunctive relief, compensatory damages, punitive damages, attorneys’ fees and other remedies.  The claims in Avalos originally were brought in the lawsuit captioned Robert Ramirez, et al. v. Cintas Corporation (Ramirez),

CINTAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(In thousands except per share data)

filed on January 20, 2004, in the United States District Court, Northern District of California, San Francisco Division.  On May 11, 2006, the Ramirez and Avalos African American, Hispanic and female failure to hire into service sales representative positions claims and the EEOC’s intervention were consolidated for pretrial purposes with the Serrano case and transferred to the United States District Court for the Eastern District of Michigan, Southern Division.  The consolidated case was known as Mirna E. Serrano/Blanca Nelly Avalos, et al. v. Cintas Corporation (Serrano/Avalos).  On March 31, 2009, the United States District Court, Eastern District of Michigan, Southern Division entered an order denying class certification to all plaintiffs in the Serrano/Avalos lawsuits.  In the Serrano case, the three individual claims of Mirna Serrano, Stephanie McVay and Linda Allen, and the EEOC’s claim of pattern or practice discrimination remain pending.  In the Avalos case, the individual gender claims of Tanesha Davis remain pending.  On December 17, 2009, Davis voluntarily dismissed her claims for race discrimination with prejudice.  The Court has made no determination regarding the merits of Davis’ gender claims.

On February 24, 2006, a motion to intervene in Serrano was filed by intervening plaintiffs Colleen Grindle, et al., on behalf of a subclass of female employees at Cintas’ Perrysburg, Ohio, rental location who allegedly were denied hire, promotion, or transfer to service sales representative positions.  On March 24, 2006, the plaintiffs Colleen Grindle, et al., withdrew their motion to intervene without prejudice.  On February 20, 2007, the plaintiffs Colleen Grindle, et al., filed a separate lawsuit in the Court of Common Pleas, Wood County, Ohio, captioned Colleen Grindle, et al. v. Cintas Corporation (Grindle), on behalf of a class of female employees at Cintas’ Perrysburg, Ohio, location who allegedly were denied hire, promotion, or transfer to service sales representative positions on the basis of their gender.  The Grindle plaintiffs seek injunctive relief, compensatory damages, punitive damages, attorneys’ fees and other remedies.  On May 19, 2009, the Grindle plaintiffs dismissed their class action allegations.  On December 17, 2009, the individual claims of Colleen Grindle, Ruth Richardson and Dawn Stevenson were dismissed with prejudice pursuant to a legal settlement.

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

Cintas is a defendant in a purported class action lawsuit, Paul Veliz, et al. v. Cintas Corporation (Veliz), filed on March 19, 2003, in the United States District Court, Northern District of California, Oakland Division, alleging that Cintas violated certain federal and state wage and hour laws applicable to its service sales representatives, whom Cintas considers exempt employees, and asserting additional related ERISA claims.  On April 5, 2004 and February 14, 2006, the Court stayed the claims of all plaintiffs with valid arbitration agreements pending arbitration of those claims.  Claims made in the Veliz action therefore are pending before the United States District Court, Northern District of California and Judge Bruce Meyerson (Ret.), an Arbitrator selected by the parties.  On August 5, 2009, the parties in the Veliz action reached a settlement in principle.  When the settlement is fully documented and approved by the Court, the settlement will resolve all claims now pending or that could have been brought relating to the subject matter of the case before the Court and the Arbitrator. Cintas expects that the approval process will take several months.  The principal terms of the settlement provide for an aggregate cash payment of approximately $23,950 which is accrued in current accrued liabilities at November 30, 2009.  The pre-tax impact, net of insurance proceeds, was $19,477.

On August 26, 2009, the parties in a case filed on July 17, 2008, by the Manville Personal Injury Settlement Trust against certain directors and officers of Cintas, reached a settlement.  The amount of the settlement was $475 and will be paid by Cintas’ insurance carrier.  On November 24, 2009, the court granted final approval of the settlement.

CINTAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(In thousands except per share data)

During the second quarter of fiscal 2010, Cintas had legal settlements that totaled $4,052, net of insurance proceeds.  None of these settlements were significant individually.  These settlements included litigation related to multiple subjects including employment practices and insurance coverage.

11.         Segment Information

Cintas classifies its businesses into four operating segments.  The Rental Uniforms and Ancillary Products operating segment reflects the rental and servicing of uniforms and other garments and facility products and services including mats, mops, shop towels and other ancillary items.  In addition to these rental items, other facility products and services such as restroom and hygiene products and services are also provided within this operating segment.  The Uniform Direct Sales operating segment consists of the direct sale of uniforms and related items and branded promotional products.  The First Aid, Safety and Fire Protection Services operating segment consists of first aid, safety and fire protection products and services.  The Document Management Services operating segment consists of document destruction, document imaging and document retention services.

Cintas evaluates the performance of each operating segment based on several factors of which the primary financial measures are operating segment revenue and income before income taxes.  The accounting policies of the operating segments are the same as those described in Note 1 entitled Basis of Presentation.  Information related to the operations of Cintas’ operating segments is set forth below.

	Rental		First Aid,
	Uniforms &	Uniform	Safety &
	Ancillary	Direct	Fire	Document
	Products	Sales	Protection	Management	Corporate	Total
For the three months ended November 30, 2009
Revenue	$ 643,597	$ 99,434	$ 81,557	$ 59,921	$ ----	$ 884,509
Income (loss) before income taxes	$ 91,881	$ 10,475	$ 3,018	$ 5,067	$(16,317)	$ 94,124

For the three months ended November 30, 2008
Revenue	$ 711,454	$120,035	$100,490	$ 53,205	$ ----	$ 985,184
Income (loss) before income taxes	$ 108,370	$ 9,237	$ 7,668	$ 5,117	$(11,938)	$ 118,454

As of and for the six months ended November 30, 2009
Revenue	$1,299,235	$188,735	$171,558	$ 116,550	$ ----	$1,776,078
Income (loss) before income taxes	$ 194,334	$ 18,564	$ 8,805	$ 7,106	$ (47,473)	$ 181,336
Total assets	$2,475,877	$141,920	$311,870	$ 476,441	$ 480,240	$3,886,348

As of and for the six months ended November 30, 2008
Revenue	$1,432,827	$237,518	$209,022	$ 107,996	$ ----	$1,987,363
Income (loss) before income taxes	$ 215,429	$ 21,240	$ 19,018	$ 12,493	$ (23,904)	$ 244,276
Total assets	$2,657,929	$180,413	$349,518	$ 459,847	$ 127,346	$3,775,053

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

Condensed consolidating financial statements for Cintas, Corp. 2, the subsidiary guarantors and non-guarantors are presented on the following pages:

CONDENSED CONSOLIDATING INCOME STATEMENT

THREE MONTHS ENDED NOVEMBER 30, 2009

(In thousands)

							Cintas
		Cintas		Subsidiary	Non-		Corporation
		Corporation	Corp. 2	Guarantors	Guarantors	Eliminations	Consolidated
Revenue:
Rental uniforms and ancillary products	$	----	$494,833	$130,484	$45,283	$(27,003)	$643,597
Other services		----	302,077	81,362	16,173	(158,700)	240,912
Equity in net income of affiliates		57,176	----	----	----	(57,176)	----
		57,176	796,910	211,846	61,456	(242,879)	884,509

Costs and expenses (income):
Cost of rental uniforms and ancillary products		----	336,163	79,385	27,500	(79,320)	363,728
Cost of other services		----	177,729	69,720	10,545	(107,060)	150,934
Selling and administrative expenses		----	346,099	(101,836)	15,405	(262)	259,406
Legal settlements, net of insurance proceeds		----	----	4,052	----	----	4,052

Operating income		57,176	(63,081)	160,525	8,006	(56,237)	106,389

Interest income		----	----	(248)	(66)	----	(314)
Interest expense (income)		----	12,763	(200)	16	----	12,579

Income before income taxes		57,176	(75,844)	160,973	8,056	(56,237)	94,124
Income taxes		----	(35,690)	69,889	2,749	----	36,948
Net income		$57,176	$(40,154)	$91,084	$5,307	$(56,237)	$57,176

CONDENSED CONSOLIDATING INCOME STATEMENT

THREE MONTHS ENDED NOVEMBER 30, 2008

(In thousands)

							Cintas
		Cintas		Subsidiary	Non-		Corporation
		Corporation	Corp. 2	Guarantors	Guarantors	Eliminations	Consolidated
Revenue:
Rental uniforms and ancillary products	$	----	$549,512	$148,250	$43,663	$(29,971)	$711,454
Other services		----	351,469	116,512	15,498	(209,749)	273,730
Equity in net income of affiliates		71,838	----	----	----	(71,838)	----
		71,838	900,981	264,762	59,161	(311,558)	985,184

Costs and expenses (income):
Cost of rental uniforms and ancillary products		----	328,961	86,890	26,591	(40,828)	401,614
Cost of other services		----	259,022	102,553	9,536	(202,541)	168,570
Selling and administrative expenses		----	250,703	20,319	13,881	(295)	284,608

Operating income		71,838	62,295	55,000	9,153	(67,894)	130,392

Interest income		----	----	(193)	(637)	----	(830)
Interest expense (income)		----	13,303	(535)	----	----	12,768

Income before income taxes		71,838	48,992	55,728	9,790	(67,894)	118,454
Income taxes		----	16,136	27,717	2,763	----	46,616
Net income		$71,838	$32,856	$28,011	$7,027	$(67,894)	$71,838

CONDENSED CONSOLIDATING INCOME STATEMENT

SIX MONTHS ENDED NOVEMBER 30, 2009

(In thousands)

							Cintas
		Cintas		Subsidiary	Non-		Corporation
		Corporation	Corp. 2	Guarantors	Guarantors	Eliminations	Consolidated
Revenue:
Rental uniforms and ancillary products	$	----	$998,683	$264,704	$88,453	$(52,605)	$1,299,235
Other services		----	598,844	154,823	30,380	(307,204)	476,843
Equity in net income of affiliates		111,160	----	----	----	(111,160)	----
		111,160	1,597,527	419,527	118,833	(470,969)	1,776,078

Costs and expenses (income):
Cost of rental uniforms and ancillary products		----	626,402	159,671	53,323	(112,739)	726,657
Cost of other services		----	395,888	133,523	19,118	(251,750)	296,779
Selling and administrative expenses		----	597,128	(104,762)	30,342	1,125	523,833
Legal settlements, net of insurance proceeds		----	----	23,529	----	----	23,529

Operating income		111,160	(21,891)	207,566	16,050	(107,605)	205,280

Interest income		----	----	(531)	(142)	----	(673)
Interest expense (income)		----	25,482	(882)	17	----	24,617

Income before income taxes		111,160	(47,373)	208,979	16,175	(107,605)	181,336
Income taxes		----	(26,014)	90,747	5,443	----	70,176
Net income		$111,160	$(21,359)	$118,232	$10,732	$(107,605)	$111,160

CONDENSED CONSOLIDATING INCOME STATEMENT

SIX MONTHS ENDED NOVEMBER 30, 2008

(In thousands)

							Cintas
		Cintas		Subsidiary	Non-		Corporation
		Corporation	Corp. 2	Guarantors	Guarantors	Eliminations	Consolidated
Revenue:
Rental uniforms and ancillary products	$	----	$1,086,280	$298,321	$93,927	$(45,701)	$1,432,827
Other services		----	710,648	237,643	32,152	(425,907)	554,536
Equity in net income of affiliates		150,474	----	----	----	(150,474)	----
		150,474	1,796,928	535,964	126,079	(622,082)	1,987,363

Costs and expenses (income):
Cost of rental uniforms and ancillary products		----	655,838	179,780	56,873	(83,587)	808,904
Cost of other services		----	503,733	208,633	19,974	(393,964)	338,376
Selling and administrative expenses		----	537,893	4,123	30,704	(817)	571,903

Operating income		150,474	99,464	143,428	18,528	(143,714)	268,180

Interest income		----	----	(441)	(1,454)	----	(1,895)
Interest expense (income)		----	26,768	(972)	3	----	25,799

Income before income taxes		150,474	72,696	144,841	19,979	(143,714)	244,276
Income taxes		----	25,376	62,455	5,971	----	93,802
Net income		$150,474	$47,320	$82,386	$14,008	$(143,714)	$150,474

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF NOVEMBER 30, 2009

(In thousands)

							Cintas
		Cintas		Subsidiary	Non-		Corporation
		Corporation	Corp. 2	Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$	----	$34,602	$267,056	$40,356	$ ----	$342,014
Marketable securities		----	----	19,508	118,718	----	138,226
Accounts receivable, net		----	264,989	91,094	21,068	----	377,151
Inventories, net		----	153,917	4,300	9,234	(1,078)	166,373
Uniforms and other rental items in service		----	252,966	72,854	22,589	(18,848)	329,561
Income taxes, current		----	(4,771)	9,886	3,791	----	8,906
Deferred income tax asset (liability)		----	----	70,523	(965)	----	69,558
Prepaid expenses		----	5,606	10,304	1,727	----	17,637
Assets held for sale		----	----	15,744	----	----	15,744
Total current assets		----	707,309	561,269	216,518	(19,926)	1,465,170

Property and equipment, at cost, net		----	609,326	227,184	51,495	----	888,005

Goodwill		----	----	1,295,444	39,329	----	1,334,773
Service contracts, net		----	105,135	1,247	3,722	----	110,104
Other assets, net		1,994,635	1,588,330	1,803,525	319,726	(5,617,920)	88,296
		$1,994,635	$3,010,100	$3,888,669	$630,790	$(5,637,846)	$3,886,348

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts (receivable) payable		$(465,247)	$61,602	$456,507	$(17,311)	$38,023	$73,574
Accrued compensation and related liabilities		----	30,044	14,478	2,350	----	46,872
Accrued liabilities		----	44,278	172,301	7,947	----	224,526
Long-term debt due within one year		----	784	(196)	----	----	588
Total current liabilities		(465,247)	136,708	643,090	(7,014)	38,023	345,560

Long-term liabilities:
Long-term debt due after one year		----	795,845	(10,097)	----	----	785,748
Deferred income taxes		----	----	153,431	3,712	----	157,143
Accrued liabilities		----	----	101,812	----	----	101,812
Total long-term liabilities		----	795,845	245,146	3,712	----	1,044,703

Total shareholders’ equity		2,459,882	2,077,547	3,000,433	634,092	(5,675,869)	2,496,085
		$1,994,635	$3,010,100	$3,888,669	$630,790	$(5,637,846)	$3,886,348

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

Liabilities and Shareholders’ Equity
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

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED NOVEMBER 30, 2009

(In thousands)

							Cintas
		Cintas		Subsidiary	Non-		Corporation
		Corporation	Corp. 2	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income		$111,160	$(21,359)	$118,232	$10,732	$(107,605)	$111,160
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation		----	48,525	23,198	4,176	----	75,899
Amortization of deferred charges		----	19,033	470	1,065	----	20,568
Stock-based compensation		7,571	----	----	----	----	7,571
Deferred income taxes		----	----	4,757	20	----	4,777
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net		----	15,509	(1,659)	1,609	(28,302)	(12,843)
Inventories, net		----	40,016	(1,383)	(1,831)	(1,928)	34,874
Uniforms and other rental items in service		----	5,809	2,240	(918)	(1,636)	5,495
Prepaid expenses		----	602	(833)	(337)	----	(568)
Accounts payable		----	(96,788)	80,361	6,650	16,691	6,914
Accrued compensation and related liabilities		----	(2,092)	163	283	----	(1,646)
Accrued liabilities and other		----	(29)	25,287	(870)	858	25,246
Income taxes payable		----	7,942	5,978	2,808	----	16,728

Net cash provided by (used in) operating activities		118,731	17,168	256,811	23,387	(121,922)	294,175

Cash flows from investing activities:
Capital expenditures		----	(23,471)	(21,556)	(3,065)	----	(48,092)
Proceeds from sale or redemption of marketable securities		----	----	125	25,727	----	25,852
Purchase of marketable securities and investments		----	(1,901)	(12,401)	(23,337)	(15,421)	(53,060)
Acquisitions of businesses, net of cash acquired		----	(6,601)	----	----	----	(6,601)
Other		(117,772)	9,920	6,855	(29)	102,079	1,053

Net cash (used in) provided by investing activities		(117,772)	(22,053)	(26,977)	(704)	86,658	(80,848)

Cash flows from financing activities:
Repayment of debt		----	(471)	(36,327)	1,213	35,264	(321)
Exercise of stock-based compensation awards		2,819	----	----	----	----	2,819
Repurchase of common stock		(959)	----	----	----	----	(959)
Other		(2,819)	384	(3,430)	2,329	----	(3,536)

Net cash (used in) provided by financing activities		(959)	(87)	(39,757)	3,542	35,264	(1,997)

Effect of exchange rate changes on cash and cash equivalents		----	177	----	762	----	939

Net (decrease) increase in cash and cash equivalents		----	(4,795)	190,077	26,987	----	212,269
Cash and cash equivalents at beginning of period		----	39,397	76,979	13,369	----	129,745
Cash and cash equivalents at end of period	$	----	$34,602	$267,056	$40,356	$ ----	$342,014

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED NOVEMBER 30, 2008

(In thousands)

							Cintas
		Cintas		Subsidiary	Non-		Corporation
		Corporation	Corp. 2	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income		$150,474	$47,320	$82,386	$14,008	$(143,714)	$150,474
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation		----	49,517	24,689	4,166	----	78,372
Amortization of deferred charges		----	20,009	591	922	----	21,522
Stock-based compensation		6,911	----	----	----	----	6,911
Deferred income taxes		----	----	(1,840)	----	----	(1,840)
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net		----	(3,470)	10,575	(197)	(14,972)	(8,064)
Inventories, net		----	(6,742)	(3,140)	(923)	(4,364)	(15,169)
Uniforms and other rental items in service		----	(2,162)	(762)	(917)	(2,396)	(6,237)
Prepaid expenses		----	154	(3,906)	(47)	----	(3,799)
Accounts payable		----	(4,987)	39,053	(48,470)	13,895	(509)
Accrued compensation and related liabilities		----	(3,364)	(5,073)	(248)	----	(8,685)
Accrued liabilities and other		----	(13,779)	(3,351)	(145)	875	(16,400)
Income taxes payable		----	7,393	(25,840)	(2,988)	----	(21,435)

Net cash provided by (used in) operating activities		157,385	89,889	113,382	(34,839)	(150,676)	175,141

Cash flows from investing activities:
Capital expenditures		----	(43,512)	(48,925)	(3,520)	----	(95,957)
Proceeds from sale or redemption of marketable securities		----	----	----	61,662	----	61,662
Purchase of marketable securities and investments		----	(805)	61,256	(20,977)	(62,696)	(23,222)
Acquisitions of businesses, net of cash acquired		----	(18,331)	----	----	----	(18,331)
Other		(131,538)	45,866	(120,787)	(24)	206,836	353

Net cash (used in) provided by investing activities		(131,538)	(16,782)	(108,456)	37,141	144,140	(75,495)

Cash flows from financing activities:
Proceeds from issuance of debt		----	7,500	----	----	----	7,500
Repayment of debt		----	(80,649)	(6,636)	----	6,536	(80,749)
Repurchase of common stock		(25,847)	----	----	----	----	(25,847)
Other		----	383	274	(244)	----	413

Net cash (used in) provided by financing activities		(25,847)	(72,766)	(6,362)	(244)	6,536	(98,683)

Effect of exchange rate changes on cash and cash equivalents		----	(450)	----	(4,324)	----	(4,774)

Net decrease in cash and cash equivalents		----	(109)	(1,436)	(2,266)	----	(3,811)
Cash and cash equivalents at beginning of period		----	37,472	7,851	20,901	----	66,224
Cash and cash equivalents at end of period	$	----	$37,363	$6,415	$18,635	$ ----	$62,413

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

We pursue the strategy of broadening our customer base through various avenues.  Cintas has a national sales organization introducing all of our products and services to prospects in all business segments.  Our expanding range of products and services allows our sales organization to consider any type of business a prospect.  We also broaden our customer base through geographic expansion, especially in our emerging businesses of first aid, safety and fire protection and document management.  Finally, we will evaluate strategic acquisitions as opportunities arise.

RESULTS OF OPERATIONS

Cintas classifies its businesses into four operating segments.  The Rental Uniforms and Ancillary Products operating segment reflects the rental and servicing of uniforms and other garments and facility products and services including mats, mops, shop towels and other ancillary items.  In addition to these rental items, other facility products and services such as restroom and hygiene products and services are also provided within this operating segment.  The Uniform Direct Sales operating segment consists of the direct sale of uniforms and related items and branded promotional products.  The First Aid, Safety and Fire Protection Services operating segment consists of first aid, safety and fire protection products and services.  The Document Management Services operating segment consists of document destruction, document imaging and document retention services.  Revenue and income before income taxes for each of these operating segments for the three and six month periods ended November 30, 2009 and November 30, 2008, are presented in Note 11 entitled Segment Information of “Notes to Consolidated Condensed Financial Statements.”

New Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Codification (ASC) effective for financial statements issued for interim and annual periods ending after September 30, 2009.  The ASC is an aggregation of previously issued authoritative GAAP in one comprehensive set of guidance organized by subject area.  In accordance with the ASC, references to previously issued accounting standards have been removed.  Subsequent revisions to GAAP will be incorporated into the ASC through Accounting Standards Updates (ASU).  The following is a list of recent pronouncements issued by the FASB.

Effective June 1, 2008, Cintas adopted fair value measurements guidance for financial instruments and non-financial instruments accounted for at fair value on a recurring basis.  Effective June 1, 2009, Cintas adopted fair value measurements guidance for all nonfinancial assets and nonfinancial liabilities recognized or disclosed at fair value on a nonrecurring basis.  The guidance defines fair value, establishes guidance for measuring fair value and expands disclosures regarding fair value measurements.  The adoptions did not have a material impact on our consolidated financial statements.  See Note 4 entitled Fair Value Measurements of “Notes to Consolidated Condensed Financial Statements” for additional information.

Effective June 1, 2009, Cintas adopted new guidance on business combinations, in which an entity is required to recognize assets acquired, liabilities assumed, contractual contingencies and contingent consideration at fair value on the acquisition date. It further requires that acquisition-related costs are recognized separately from the acquisition and expensed as incurred, restructuring costs generally are expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense.  This adoption did not have a material impact on Cintas’ results of operations or financial condition.  Any future effects will depend upon the terms and size of future acquisitions.

Effective June 1, 2009, Cintas adopted new guidance for determining whether instruments granted in share-based payment transactions are participating securities.  This guidance provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method of determining earnings per share.  The adoption did not have a material impact on basic or diluted earnings per share.  Cintas’ adoption is more fully described in Note 5 entitled Earnings per Share of “Notes to Consolidated Condensed Financial Statements”.

Effective June 1, 2009, Cintas adopted new guidance on subsequent events.  The objective of this guidance is to establish general standards of accounting for and disclosure of events that occur after the consolidated balance sheet date but before the consolidated financial statements are issued or are available to be issued. Cintas has evaluated and disclosed any subsequent events through January 8, 2010, which is the date of filing of the Form 10-Q. This adoption did not have a material impact on Cintas’ results of operations or financial condition.

Consolidated Results

Three Months Ended November 30, 2009 Compared to Three Months Ended November 30, 2008

Total revenue decreased 10.2% for the three months ended November 30, 2009, as compared to the same period in the prior fiscal year from $985.2 million to $884.5 million.  The difficult U.S. and Canadian economic environment that began in fiscal 2009 continued into fiscal 2010.  These economies lost approximately 1.1 million jobs in the six months ended November 30, 2009.  Although the rate at which these economies lost jobs slowed in our second fiscal quarter, these economies currently have approximately 5.0 million fewer jobs than a year ago.  Primarily because of customer job losses, we experienced decreases in uniform revenue, both rented and purchased, and revenue for our hygiene products and first aid and safety products in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009.  In addition, facility closures by our customers reduced our volume of entrance mats, shop towels and other facility needs such as fire protection services.

Rental Uniforms and Ancillary Products revenue decreased 9.5% for the three months ended November 30, 2009, over the same period in the prior fiscal year from $711.5 million to $643.6 million.

Other Services revenue, consisting of revenue from the reportable operating segments of Uniform Direct Sales, First Aid, Safety and Fire Protection Services and Document Management Services, decreased 12.0% for the three months ended November 30, 2009, over the same period in the prior fiscal year from $273.7 million to $240.9 million.  The decrease for the quarter was primarily the result of a 17.2% decrease in Uniform Direct Sales operating segment revenue and an 18.8% decrease in First Aid, Safety and Fire Protection Services operating segment revenue.

Cost of rental uniforms and ancillary products consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other ancillary items.  Cost of rental uniforms and ancillary products decreased $37.9 million, or 9.4%, for the three months ended November 30, 2009, compared to the three months ended November 30, 2008.  Lower Rental Uniforms and Ancillary Products operating segment volume resulted in a decrease in the cost of rental uniforms and ancillary products.

Cost of other services consists primarily of cost of goods sold (predominantly uniforms and first aid products), delivery expenses and distribution expenses in the Uniform Direct Sales operating segment, the First Aid, Safety and Fire Protection Services operating segment and the Document Management Services operating segment.  Cost of other services decreased $17.6 million, or 10.5%, for the three months ended November 30, 2009, compared to the three months ended November 30, 2008.  This decrease was due to decreased Other Services revenue volume.

Selling and administrative expenses decreased $25.2 million, or 8.9%, for the three months ended November 30, 2009, compared to the three months ended November 30, 2008.  Labor and payroll tax expenses decreased by $12.4 million compared to the same period in the prior fiscal year due to reduced headcount resulting from cost reduction initiatives.  In addition, medical expense decreased $4.1 million, mainly due to lower employment and utilization levels.

During the second quarter of fiscal 2010, Cintas had legal settlements that totaled $4.1 million, net of insurance proceeds.  None of these settlements were significant individually.  These settlements included litigation related to multiple subjects including employment practices and insurance coverage.

Net interest expense (interest expense less interest income) was $12.3 million for the three months ended November 30, 2009, which is relatively consistent with $11.9 million for the same period in the prior fiscal year.

Cintas’ effective tax rate of 39.3% for the three months ended November 30, 2009, was relatively consistent compared to the 39.4% for the prior year period.  These rates reflect the reserves required in accordance with ASC No. 740-10, Accounting for Income Taxes.

Net income decreased $14.7 million, or 20.4%, for the three months ended November 30, 2009, from the same period in the prior fiscal year.  Diluted earnings per share were $0.37 for the three months ended November 30, 2009, which was a decrease of 21.3% compared to the same period in the prior fiscal year.  The decreased net income and diluted earnings per share are due primarily to decreased revenue for the quarter and litigation settlements.

Rental Uniforms and Ancillary Products Operating Segment

Three Months Ended November 30, 2009 Compared to Three Months Ended November 30, 2008

As discussed above, Rental Uniforms and Ancillary Products operating segment revenue decreased from $711.5 million to $643.6 million, or 9.5%, and the cost of rental uniforms and ancillary products decreased $37.9 million, or 9.4%. The operating segment’s gross margin was $279.9 million, or 43.5% of revenue.  This gross margin percent of revenue of 43.5% was relatively consistent with the prior fiscal year’s second quarter of 43.6%.

Selling and administrative expenses as a percent of revenue, at 29.2%, increased 90 basis points compared to the second quarter of the prior fiscal year despite a reduction in selling and administrative expenses of $13.5 million in the second quarter of fiscal 2010 compared to last fiscal year’s second quarter.  The increase of 90 basis points is due to lower Rental Uniforms and Ancillary Products operating segment revenue.

Income before income taxes decreased $16.5 million to $91.9 million for the Rental Uniforms and Ancillary Products operating segment for the period compared to the same period last fiscal year.  Income before income taxes was 14.3% of the operating segment’s revenue, which is a 90 basis point decrease compared to the second quarter of the prior fiscal year.  This is primarily due to the lower Rental Uniforms and Ancillary Products operating segment revenue.

Uniform Direct Sales Operating Segment

Three Months Ended November 30, 2009 Compared to Three Months Ended November 30, 2008

Uniform Direct Sales operating segment revenue decreased from $120.0 million to $99.4 million, or 17.2%, for the three months ended November 30, 2009, over the same period in the prior fiscal year.  The U.S. and Canadian economies continued to challenge us during our second fiscal quarter, as many of our customers, especially those in the hospitality and gaming industries, continued to delay uniform purchases and roll-outs of new uniform programs.

Cost of uniform direct sales decreased $12.9 million, or 15.5%, for the three months ended November 30, 2009, due to decreased Uniform Direct Sales operating segment volume.  The gross margin as a percent of revenue was 29.3% for the quarter ended November 30, 2009, which decreased from 30.7% in the same period in the prior fiscal year.  This decrease is due to lower Uniform Direct Sales operating segment volume, causing the operating segment’s fixed costs to be a higher percent of revenue.

Selling and administrative expenses as a percent of revenue was 23.0% in the second quarter of last fiscal year and decreased 420 basis points to 18.8% in this fiscal year’s second quarter.  Selling and administrative expenses decreased from $27.6 million in last fiscal year’s second quarter to $18.7 million in the second quarter of this fiscal year due to a reduction of labor and payroll tax expense associated with cost reduction initiatives.

Income before income taxes increased $1.2 million to $10.5 million for the Uniform Direct Sales operating segment for the three months ended November 30, 2009.  Income before income taxes was 10.5% of the operating segment’s revenue compared to 7.7% for the same period last fiscal year.  This increase in income before income taxes is primarily due to the reduction of selling and administrative expenses.

First Aid, Safety and Fire Protection Services Operating Segment

Three Months Ended November 30, 2009 Compared to Three Months Ended November 30, 2008

First Aid, Safety and Fire Protection Services operating segment revenue decreased from $100.5 million to $81.6 million, or 18.8%, for the three months ended November 30, 2009.  The difficult U.S. economic conditions discussed above continued to negatively affect revenue in this operating segment.

Cost of first aid, safety and fire protection services decreased $9.1 million, or 15.1%, for the three months ended November 30, 2009.   Gross margin for the First Aid, Safety and Fire Protection Services operating segment is defined as revenue less cost of goods, warehouse expenses, service expenses and training expenses.  The gross margin as a percent of revenue was 37.5% for the quarter ended November 30, 2009, which is a 270 basis point decrease compared to the gross margin percentage in the second quarter of the prior fiscal year.  This decrease is mainly due to a decrease in sales volume causing the operating segment’s fixed costs to be a higher percent of revenue.

Selling and administrative expenses as a percent of revenue, at 33.8%, increased 120 basis points compared to the second quarter of the prior fiscal year.  This increase is due to the lower First Aid, Safety and Fire Protection Services operating segment revenue.  Selling and administrative expenses decreased from $32.8 million in last fiscal year’s second quarter to $27.5 million in the second quarter of this fiscal year due to various cost reduction initiatives.

Income before income taxes for the First Aid, Safety and Fire Protection Services operating segment decreased $4.7 million to $3.0 million for the three months ended November 30, 2009.  Income before income taxes was 3.7% of the operating segment’s revenue, compared to 7.6% in last fiscal year’s second quarter.  This decrease is primarily due to the decrease in First Aid, Safety and Fire Protection services operating segment revenue.

Document Management Services Operating Segment

Three Months Ended November 30, 2009 Compared to Three Months Ended November 30, 2008

Document Management Services operating segment revenue increased from $53.2 million to $59.9 million, or 12.6%, for the three months ended November 30, 2009, over the same period in the prior fiscal year.  This operating segment’s internal growth for the period was 9.2% over the same period in the prior fiscal year.  The internal growth was primarily due to the sale of document management services to new customers, partially offset by the negative impact of recycled paper prices that have declined compared to the same period of last fiscal year.  Excluding revenue for recycled paper, document management internal growth was 15.6% for the three months ended November 30, 2009, over the same period in the prior fiscal year.  The remaining growth was generated through the acquisition of document management businesses.

Cost of document management services increased $4.3 million, or 17.2%, for the three months ended November 30, 2009, due to increased Document Management Services operating segment volume.  Gross margin for the Document Management Services operating segment is defined as revenue less production and service costs.  The gross margin as a percent of revenue decreased from 52.4% in last fiscal year’s second quarter to 50.5% for the quarter ended November 30, 2009.  This decrease is due to unfavorable recycled paper prices.

Selling and administrative expenses as a percent of revenue, at 42.0%, decreased 80 basis points compared to the second quarter of the prior fiscal year.  Although labor and payroll tax expenses increased slightly during the period compared to the same period in the prior fiscal year, the increase was at a rate less than the increase in operating segment revenue, primarily as a result of cost reduction initiatives.

Income before income taxes for the Document Management Services operating segment decreased 110 basis points to $5.1 million for the period compared to the same period in the prior fiscal year.  Income before income taxes as a percentage of the operating segment’s revenue decreased from 9.6% in last fiscal year’s second quarter to 8.5% for the quarter ended November 30, 2009, primarily as a result of the unfavorable recycled paper prices compared to last year’s second fiscal quarter.

Consolidated Results

Six Months Ended November 30, 2009 Compared to Six Months Ended November 30, 2008

Total revenue decreased 10.6% for the six months ended November 30, 2009, as compared to the same period in the prior fiscal year from $1.99 billion to $1.78 billion.  The decrease primarily resulted from an organic decrease of 11.4%, partially offset by 0.1% growth attributable to acquisitions in our First Aid, Safety and Fire Protection Services operating segment and our Document Management Services operating segment during the six month period.  The revenue growth rate was also positively impacted by 0.7% due to one additional workday in the six month period ended November 30, 2009, compared to the six month period ended November 30, 2008.

Rental Uniforms and Ancillary Products revenue decreased 9.3% for the six months ended November 30, 2009, as compared to the same period in the prior fiscal year from $1.43 billion to $1.30 billion.  The decrease primarily resulted from an organic revenue decrease of 10.0% for the six month period.  The revenue growth rate was positively impacted by 0.7% due to one additional workday in the six month period ended November 30, 2009, compared to the six month period ended November 30, 2008.

Other Services revenue, consisting of revenue from the reportable operating segments of Uniform Direct Sales, First Aid, Safety and Fire Protection Services and Document Management Services, decreased 14.0% for the six months ended November 30, 2009, as compared to the same period in the prior fiscal year from $554.5 million to $476.8 million.  The decrease primarily resulted from an organic decrease of 15.1%, partially offset by 0.4% growth attributable to acquisitions in our First Aid, Safety and Fire Protection Services operating segment and our Document Management Services operating segment during the six month period.  The revenue growth rate was also positively impacted by 0.7% due to one additional workday in the six month period ended November 30, 2009, compared to the six month period ended November 30, 2008.  The negative internal growth rate for the six month period was primarily the result of a 20.5% decrease in Uniform Direct Sales operating segment revenue and a 17.9% decrease in First Aid, Safety and Fire Protection Services operating segment revenue.

Cost of rental uniforms and ancillary products consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other rental items.  Cost of rental uniforms and ancillary products decreased $82.2 million, or 10.2%, for the six months ended November 30, 2009, as compared to the six months ended November 30, 2008.  This decrease was mainly due to decreased Rental Uniforms and Ancillary Products operating segment revenue and a $23.4 million decrease in energy costs.

Cost of other services consists primarily of cost of goods sold (predominantly uniforms and first aid products), delivery expenses and distribution expenses in the Uniform Direct Sales operating segment, the First Aid, Safety and Fire Protection Services operating segment and the Document Management Services operating segment.  Cost of other services decreased $41.6 million, or 12.3%, for the six months ended November 30, 2009, as compared to the six months ended November 30, 2008. This decrease was mainly due to decreased Other Services revenue volume.

Selling and administrative expenses decreased $48.1 million, or 8.4%, for the six months ended November 30, 2009, as compared to the six months ended November 30, 2008.  Labor and payroll tax expenses decreased by $25.6 million compared to the same period in the prior fiscal year due to reduced headcount resulting from cost reduction initiatives.  In addition, bad debt expense decreased $7.1 million due to improved collections.

During the first quarter of fiscal 2010, Cintas and the plaintiffs involved in the litigation, Paul Veliz, et al. v. Cintas Corporation, reached a settlement in principle.  The principle terms of the settlement provide for an aggregate cash payment of approximately $24.0 million.  The pre-tax impact, net of insurance proceeds, was approximately $19.5 million.  This settlement is more fully described in Note 10 entitled Litigation and Other Contingencies in “Notes to Consolidated Condensed Financial Statements.”  During the second quarter of fiscal 2010, Cintas had legal settlements that totaled $4.1 million, net of insurance proceeds.  None of these settlements were significant individually.  These settlements included litigation related to multiple subjects including employment practices and insurance coverage.

Net interest expense (interest expense less interest income) was $23.9 million for the six months ended November 30, 2009 and 2008.

Cintas’ effective tax rate increased to 38.7% for the six months ended November 30, 2009, compared to 38.4% for the same period in the prior fiscal year, reflecting the reserves required in accordance with ASC No. 740-10, Accounting for Income Taxes.

Net income decreased 26.1% for the six months ended November 30, 2009, from the same period in the prior fiscal year.  Diluted earnings per share decreased 26.5% for the six months ended November 30, 2009, compared to the same period in the prior fiscal year.  The decreased net income and diluted earnings per share are due primarily to decreased revenue and the legal settlements.

Rental Uniforms and Ancillary Products Operating Segment

Six Months Ended November 30, 2009 Compared to Six Months Ended November 30, 2008

Rental Uniforms and Ancillary Products operating segment revenue decreased from $1.43 billion to $1.30 billion, or 9.3%, and the cost of rental uniforms and ancillary products decreased $82.2 million, or 10.2%.  The operating segment’s gross margin was $572.6 million, or 44.1% of revenue.  This gross margin percent to revenue of 44.1% was 60 basis points higher than the same period in the prior fiscal year of 43.5%.  This increase of 60 basis points was due to energy related costs, which include natural gas, electric and gas, decreasing a combined 130 basis points as a percent of revenue from the same period last fiscal year, offset by the impact of lower operating segment revenue.

Selling and administrative expenses in the Rental Uniforms and Ancillary Products operating segment as a percent to revenue, at 29.1%, increased over the same period of the prior fiscal year by 60 basis points, despite a reduction in selling and administrative expenses of $30.3 million in the six month period ended November 30, 2009, compared to last fiscal year’s same period.  The increase of 60 basis points is due to lower operating segment revenue.

Income before income taxes decreased $21.1 million to $194.3 million for the Rental Uniforms and Ancillary Products operating segment for the period.  Income before income taxes was 15.0% of the operating segment’s revenue, which is consistent with the same period in the prior fiscal year.

Uniform Direct Sales Operating Segment

Six Months Ended November 30, 2009 Compared to Six Months Ended November 30, 2008

Uniform Direct Sales operating segment revenue decreased from $237.5 million to $188.7 million, or 20.5%, for the six months ended November 30, 2009, as compared to the same period in the prior fiscal year.  The U.S. and Canadian economies continued to challenge us during the last six months, as many of our customers, especially those in the hospitality and gaming industries, continued to delay uniform purchases and roll-outs of new uniform programs.

Cost of uniform direct sales decreased $30.1 million, or 19.0%, for the six months ended November 30, 2009, due to decreased Uniform Direct Sales operating segment volume.  The gross margin as a percent of revenue was 29.9% for the six months ended November 30, 2009, which was a 140 basis point decrease over the same period in the prior fiscal year.  This decrease in gross margin as a percent of revenue is due to the lower Uniform Direct Sales operating segment volume.

Selling and administrative expenses as a percent of revenue, at 20.1%, decreased 220 basis points for the six months ended November 30, 2009, compared to the same period in the prior fiscal year. Selling and administrative expenses decreased $15.1 million for the six months ended November 30, 2009, compared to the same period in the prior fiscal year due to various cost reduction initiatives.

Income before income taxes decreased $2.7 million to $18.6 million for the Uniform Direct Sales operating segment for the six months ended November 30, 2009, compared to the same period in the prior fiscal year.  Income before income taxes was 9.8% of the operating segment’s revenue, which is a 90 basis point increase compared to the same period in the prior fiscal year.  This increase is primarily due to the reduction in selling and administrative expenses.

First Aid, Safety and Fire Protection Services Operating Segment

Six Months Ended November 30, 2009 Compared to Six Months Ended November 30, 2008

First Aid, Safety and Fire Protection Services operating segment revenue decreased from $209.0 million to $171.6 million, or 17.9% for the six months ended November 30, 2009.  This decrease resulted primarily from an organic decrease of 17.8% and a decrease of 0.8% due to the net impact of acquisitions and divestitures.  The First Aid, Safety and Fire Protection Services operating segment revenue growth rate was positively impacted by 0.7% by one additional workday in the six month period ended November 30, 2009, compared to the six month period ended November 30, 2008.

Cost of first aid, safety and fire protection services decreased $18.7 million, or 15.0%, for the six months ended November 30, 2009, due to decreased First Aid, Safety and Fire Protection Services volume.   Gross margin for the First Aid, Safety and Fire Protection Services operating segment is defined as revenue less cost of goods, warehouse expenses, service expenses and training expenses.  The gross margin as a percent of revenue was 38.4% for the six months ended November 30, 2009, which is a 210 basis point decrease compared to the gross margin percentage in the prior fiscal year.  This decrease is mainly due to a decrease in revenue volume.

Selling and administrative expenses as a percent of revenue, at 33.2%, increased 180 basis points for the six months ended November 30, 2009, compared to the same period in the prior fiscal year despite a reduction in selling and administrative expenses of $8.5 million in the six months ended November 30, 2009, compared to the same period in the prior fiscal year.  This decrease in expenses is due to various cost reduction initiatives.

Income before income taxes for the First Aid, Safety and Fire Protection Services operating segment decreased $10.2 million to $8.8 million for the six months ended November 30, 2009, compared to the same period of the prior fiscal year.  Income before income taxes was 5.1% of the operating segment’s revenue, which is a 400 basis point decrease compared to the same period in the prior fiscal year as a result of the various items described above.

Document Management Services Operating Segment

Six Months Ended November 30, 2009 Compared to Six Months Ended November 30, 2008

Document Management Services operating segment revenue increased from $108.0 million to $116.6 million, or 7.9% for the six months ended November 30, 2009, over the same period in the prior fiscal year.  This operating segment’s internal growth for the period was 3.3% over the same period in the prior fiscal year.  The internal growth was primarily due to the sale of document management services to new customers, partially offset by the negative impact of recycled paper prices that have declined compared to the same period of last fiscal year.  Excluding revenue for recycled paper, document management internal growth was 13.8% for the six months ended November 30, 2009, over the same period in the prior fiscal year.  Acquisitions of document management businesses accounted for growth of 3.8%.  The Document Management Services operating segment revenue growth rate was positively impacted by 0.8% by one additional workday in the six month period ended November 30, 2009, compared to the six month period ended November 30, 2008.

Cost of document management services increased $8.1 million, or 16.0%, for the six months ended November 30, 2009, due to increased Document Management Services operating segment revenue volume.  Gross margin for the Document Management Services operating segment is defined as revenue less production and service costs.  The gross margin as a percent of revenue was 49.6% for the six months ended November 30, 2009, which is a 350 basis point decrease over the gross margin percentage in the same period of the prior fiscal year.  This decrease is due to unfavorable recycled paper prices compared to last fiscal year.

Selling and administrative expenses increased $5.8 million and as a percent of revenue, at 43.5%, increased 190 basis points for the six months ended November 30, 2009, compared to the same period in the prior fiscal year.  The increase in expense is due to increases in labor and support services and medical expenses.  However, the increase in basis points is primarily due to the impact of lower recycled paper prices.

Income before income taxes for the Document Management Services operating segment decreased $5.4 million to $7.1 million for the six months ended November 30, 2009, compared to the same period in the prior fiscal year.  Income before income taxes was 6.1% of the operating segment’s revenue, which is a 550 basis point decrease over the operating segment’s revenue for the same period last fiscal year, primarily as a result of the unfavorable recycled paper prices compared to last fiscal year.

Liquidity and Capital Resources

At November 30, 2009, Cintas had $480.2 million in cash and cash equivalents and marketable securities which is $230.1 million more than the $250.1 million at May 31, 2009.  This increase is primarily due to cash generated from operations of $294.2 million, offset by capital expenditures of $48.1 million.  Cash and cash equivalents and marketable securities are expected to be used to finance future acquisitions, capital expenditures and expansion.

Cintas believes that its investment policy pertaining to marketable securities is conservative.  Marketable securities consist primarily of Canadian treasury securities and U.S. municipal bonds.  The criterion used in making investment decisions is the preservation of principal, while earning an attractive yield.

Working capital increased $166.8 million to $1.1 billion at November 30, 2009, due to the increased cash balances discussed above offset by reductions in inventory levels.

We continue to reduce our capital spending in this difficult economic environment and in the absence of revenue growth.  As a result, net property and equipment decreased by $26.6 million from May 31, 2009 to November 31, 2009.  We have available capacity in our existing facilities to allow for growth.

As of November 30, 2009, we have $775.0 million in fixed rate notes outstanding with maturities ranging from 2012 to 2036.  We have a commercial paper program with a capacity of $600.0 million that is fully supported by a backup revolving credit facility through a credit agreement with our banking group.  As of November 30, 2009 and May 31, 2009, we had no commercial paper outstanding.  The credit agreement expires in February 2011.  We believe this program will be adequate to provide necessary funding for our operations.

Cintas’ total debt to capitalization ratio improved to 24.0% at November 30, 2009, from 24.9% at May 31, 2009.

Cintas has no off-balance sheet arrangements other than a synthetic lease on a corporate aircraft.  The synthetic lease on the aircraft does not currently have, and is not reasonably likely to have, a current or future material effect on Cintas’ financial condition or results of operations.

Litigation and Other Contingencies

Cintas is subject to legal proceedings, insurance receipts, legal settlements and claims arising in the ordinary and normal course of its business.  In the opinion of management, neither the individual or aggregate liability, if any, associated with such ordinary course of business actions has a material adverse effect on Cintas’ financial position or results of operation.  As is disclosed in Note 10 entitled Litigation and Other Contingencies of “Notes to Consolidated Condensed Financial Statements”, Cintas is party to additional litigation not considered in the ordinary course of business.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In our normal operations, Cintas has market risk exposure to interest rates.  We refer to our market risk exposure to interest rates on page 29 of our Form 10-K for the year ended May 31, 2009.

Through its foreign operations, Cintas is exposed to foreign currency risk.  Foreign currency exposures arise from transactions denominated in a currency other than the functional currency and from foreign denominated revenue and profit translated into U.S. dollars.  The primary foreign currency to which Cintas is exposed is the Canadian dollar.  Cintas has average rate options in place to limit a portion of the risks of the revenue translation from Canadian foreign currency exchange rate movements during the remainder of the fiscal year; however, the amount of these options is not material.

ITEM 4.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

With the participation of Cintas’ management, including Cintas’ Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, Cintas has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of November 30, 2009.  Based on such evaluation, Cintas’ management, including Cintas’ Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, has concluded that Cintas’ disclosure controls and procedures were effective as of November 30, 2009, in ensuring (i) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is accumulated and communicated to Cintas’ management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

In September 2009, Cintas implemented a new general ledger system and related processes as the first phase in an enterprise wide system implementation.  Various controls were modified due to the new system.  Additionally, in the second quarter of fiscal 2010, Cintas implemented additional compensating controls over financial reporting to ensure the accuracy and integrity of its consolidated financial statements during the post-implementation phase.  Cintas believes that the system and process changes will enhance internal control over the financial reporting in future periods.  There were no other changes in Cintas’ internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended November 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. See “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” on pages 31 and 32 of our Form 10-K for the year ended May 31, 2009.

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

Item 4.                                Submission of Matters to a Vote of Security Holders.

Cintas’ Annual Shareholders’ meeting was held on October 20, 2009, at which the following issues were voted upon by shareholders:

Issue No. 1

Authority to elect ten Directors.

Name	Shares For	Shares - Withheld Authority
Gerald S. Adolph	139,360,329	3,180,407
Paul R. Carter	141,268,143	1,272,593
Gerald V. Dirvin	140,447,281	2,093,455
Richard T. Farmer	140,657,163	1,883,573
Scott D. Farmer	141,068,539	1,472,197
Joyce Hergenhan	141,499,392	1,041,344
James J. Johnson	141,528,686	1,012,050
Robert J. Kohlhepp	140,906,043	1,634,693
David C. Phillips	134,788,812	7,751,924
Ronald W. Tysoe	136,901,931	5,638,805

Issue No. 2

Ratification of Ernst & Young LLP as our independent registered public accounting firm for fiscal 2010.

			Broker
For	Against	Abstain	Non-Votes
140,584,280	1,889,545	66,911	0

Issue No. 3

Shareholder proposal to adopt principles for healthcare reform as reported by the Institute of Medicine.

			Broker
For	Against	Abstain	Non-Votes
3,790,145	114,345,733	14,284,997	10,119,861

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

CINTAS CORPORATION
(Registrant)

Date: January 8, 2010	/s/ William C. Gale

William C. Gale
Senior Vice President and Chief Financial Officer
(Chief Accounting Officer)