Form 10-Q
period 2010-02-28
CINTAS CORP
filed 2010-04-09
CIK 723254

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

( X )              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                                                      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

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

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   Ö   No ___

Indicate by a checkmark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ___ No ___

Indicate by checkmark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer    Ö            Accelerated Filer ___          Smaller Reporting Company ___

Non-Accelerated Filer    ___ (Do not check if a smaller reporting company)

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ___ No    Ö

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding March 31, 2009
Common Stock, no par value	152,869,848

CINTAS CORPORATION

CINTAS CORPORATION

ITEM 1. FINANCIAL STATEMENTS.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

(In thousands except per share data)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2010	2009	2010	2009

Revenue:
Rental uniforms and ancillary products	$622,458	$674,701	$1,921,693	$2,107,528
Other services	239,354	233,938	716,197	788,474
	861,812	908,639	2,637,890	2,896,002

Costs and expenses:
Cost of rental uniforms and ancillary products	356,750	379,466	1,083,407	1,188,370
Cost of other services	145,455	152,736	442,234	491,112
Selling and administrative expenses	275,596	257,129	799,429	829,032
Legal settlements, net of insurance proceeds	---	---	23,529	---

Operating income	84,011	119,308	289,291	387,488

Interest income	(422)	(540)	(1,095)	(2,435)
Interest expense	11,575	12,407	36,192	38,206

Income before income taxes	72,858	107,441	254,194	351,717

Income taxes	23,876	35,630	94,052	129,432

Net income	$ 48,982	$ 71,811	$ 160,142	$ 222,285

Basic earnings per share	$ 0.32	$ 0.47	$ 1.04	$ 1.45

Diluted earnings per share	$ 0.32	$ 0.47	$ 1.04	$ 1.45

Dividends declared per share			$ 0.48	$ 0.47

See accompanying notes.

CINTAS CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands except share data)

	February 28, 2010	May 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 406,503	$ 129,745
Marketable securities	145,593	120,393
Accounts receivable, net	356,453	357,678
Inventories, net	167,814	202,351
Uniforms and other rental items in service	321,964	335,447
Income taxes, current	16,088	25,512
Deferred income tax asset	68,165	66,368
Prepaid expenses	17,421	17,035
Assets held for sale	15,744	15,744

Total current assets	1,515,745	1,270,273

Property and equipment, at cost, net	894,578	914,627

Goodwill	1,352,096	1,331,388
Service contracts, net	109,402	124,330
Other assets, net	88,088	80,333
	$3,959,909	$3,720,951

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 80,406	$ 69,965
Accrued compensation and related liabilities	55,702	48,414
Accrued liabilities	302,543	198,488
Long-term debt due within one year	598	598

Total current liabilities	439,249	317,465

Long-term liabilities:
Long-term debt due after one year	785,595	786,058
Deferred income taxes	162,989	149,032
Accrued liabilities	96,888	100,987

Total long-term liabilities	1,045,472	1,036,077

Shareholders’ equity:
Preferred stock, no par value:
100,000 shares authorized, none outstanding	----	----
Common stock, no par value:
425,000,000 shares authorized,
FY 2010: 173,207,493 issued and 152,869,848 outstanding
FY 2009: 173,085,926 issued and 152,790,170 outstanding	132,058	129,215
Paid-in capital	80,978	72,364
Retained earnings	3,024,601	2,938,419
Treasury stock:
FY 2010: 20,337,645 shares
FY 2009: 20,295,756 shares	(798,848)	(797,888)
Other accumulated comprehensive income	36,399	25,299
Total shareholders’ equity	2,475,188	2,367,409
	$3,959,909	$3,720,951

See accompanying notes.

CINTAS CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	February 28, 2010	February 28, 2009
Cash flows from operating activities:

Net income	$160,142	$222,285
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	113,834	118,119
Amortization of deferred charges	30,606	32,023
Stock-based compensation	11,323	8,904
Deferred income taxes	11,945	9,052
Change in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	10,785	42,118
Inventories, net	31,900	(16,427)
Uniforms and other rental items in service	14,223	12,998
Prepaid expenses	(240)	(5,802)
Accounts payable	15,167	(22,247)
Accrued compensation and related liabilities	8,414	(3,250)
Accrued liabilities and other	11,507	(45,734)
Income taxes payable	9,583	(12,320)
Net cash provided by operating activities	429,189	339,719

Cash flows from investing activities:

Capital expenditures	(78,928)	(132,783)
Proceeds from redemption of marketable securities	34,011	92,061
Purchase of marketable securities and investments	(69,819)	(94,985)
Acquisitions of businesses, net of cash acquired	(41,375)	(29,381)
Other, net	3,804	(428)
Net cash used in investing activities	(152,307)	(165,516)

Cash flows from financing activities:

Proceeds from issuance of debt	---	7,500
Repayment of debt	(464)	(164,510)
Exercise of stock-based compensation awards	2,843	---
Repurchase of common stock	(960)	(25,847)
Other, net	(3,237)	736
Net cash used in financing activities	(1,818)	(182,121)

Effect of exchange rate changes on cash and cash equivalents	1,694	(4,055)

Net increase (decrease) in cash and cash equivalents	276,758	(11,973)

Cash and cash equivalents at beginning of period	129,745	66,224

Cash and cash equivalents at end of period	$406,503	$ 54,251

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

Interim results are subject to variations and are not necessarily indicative of the consolidated results of operations for a full fiscal year.  In the opinion of management, adjustments (which include only normal recurring adjustments) necessary for a fair statement of the consolidated results of the interim periods shown have been made.

2.             New Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Codification (ASC) effective for financial statements issued for interim and annual periods ending after September 30, 2009.  The ASC is an aggregation of previously issued authoritative GAAP in one comprehensive set of guidance organized by subject area.  In accordance with the ASC, references to previously issued accounting standards have been removed.  Subsequent revisions to GAAP will be incorporated into the ASC through Accounting Standards Updates (ASU).  The following is a list of recent pronouncements issued by the FASB impacting Cintas.

Effective June 1, 2009, Cintas adopted fair value measurements guidance for all nonfinancial assets and nonfinancial liabilities recognized or disclosed at fair value on a nonrecurring basis.  The guidance defines fair value, establishes guidance for measuring fair value and expands disclosures regarding fair value measurements.  The adoption did not have a material impact on our consolidated financial statements.  See Note 4 entitled Fair Value Measurements for additional information.

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

A progression of our restructuring liability balance, primarily recorded in accrued compensation and related liabilities, at February 28, 2010, is as follows:

	Employee Termination Costs	Other Exit Costs	Total

Balance as of June 1, 2009	$5,915	$2,272	$8,187
Cash paid – fiscal 2010	(3,706)	(12)	(3,718)
Change in estimate	(853)	---	(853)
Balance as of February 28, 2010	$1,356	$2,260	$3,616

Cash paid during the three months ended February 28, 2010, was $1,554.  The change in estimate represents the difference between severance amounts accrued and severance amounts actually paid.

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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(In thousands except per share data)

All financial assets that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.  These assets measured at fair value on a recurring basis are summarized below:

	As of February 28, 2010
	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$406,503	$ ----	$ ----	$406,503
Marketable securities	115,184	30,409	----	145,593
Other assets, net	31,863	----	----	31,863
Total assets at fair value	$553,550	$30,409	$ ----	$583,959

Current accrued liabilities	$ ----	$ 196	$ ----	$ 196
Total liabilities at fair value	$ ----	$ 196	$ ----	$ 196

	As of May 31, 2009
	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$129,745	$ ----	$ ----	$129,745
Marketable securities	120,393	----	----	120,393
Accounts receivable, net	----	78	----	78
Other assets, net	17,105	----	----	17,105
Total assets at fair value	$267,243	$ 78	$ ----	$267,321

Current accrued liabilities	$ ----	$ 253	$ ----	$ 253
Total liabilities at fair value	$ ----	$ 253	$ ----	$ 253

As of February 28, 2010, all marketable securities are concentrated in the U.S. and Canada and consist primarily of Canadian treasury securities and U.S. municipal bonds.  The funds invested in Canadian marketable securities are not expected to be repatriated, but instead are expected to be invested indefinitely in foreign subsidiaries.  The amortized cost basis of the marketable securities as of February 28, 2010 and May 31, 2009, is $145,556 and $120,403, respectively.  All contractual maturities of the marketable securities held at February 28, 2010, are within one year.

Other assets, net, include certain retirement assets.  Current accrued liabilities include average rate options.

CINTAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(In thousands except per share data)

5.             Earnings per Share

As described in Note 2 entitled New Accounting Pronouncements, Cintas adopted new guidance for determining whether instruments granted in share-based payment transactions are participating securities on June 1, 2009, using the retrospective method.  The retrospective application had no impact on the basic and diluted earnings per share for the three months or nine months ended February 28, 2009.  The following table sets forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Cintas’ common shares.

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2010	2009	2010	2009

Basic Earnings per Share
Net income	$48,982	$71,811	$160,142	$222,285

Less dividends to:
Common shares	$73,377	$71,811	$73,377	$71,811
Unvested shares	536	420	536	420
Total dividends	$73,913	$72,231	$73,913	$72,231

Undistributed net income	$(24,931)	$(420)	$86,229	$150,054

Less: net income allocated to
participating unvested securities	(94)	----	347	327

Net income available to common
shareholders	$(24,837)	$(420)	$85,882	$149,727

Basic weighted average common
shares outstanding	152,869	152,993	152,854	152,790

Basic earnings per share:
Common shares - distributed earnings	$0.48	$0.47	$0.48	$0.47
Common shares - undistributed earnings	(0.16)	0.00	0.56	0.98
Total common shares	$0.32	$0.47	$1.04	$1.45

Unvested shares - distributed earnings	$0.48	$0.47	$0.48	$0.47
Unvested shares - undistributed earnings	(0.16)	0.00	0.56	0.98
Total unvested shares	$0.32	$0.47	$1.04	$1.45

CINTAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(In thousands except per share data)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2010	2009	2010	2009

Diluted Earnings per Share
Net income	$ 48,982	$ 71,811	$160,142	$222,285

Less dividends to:
Common shares	$ 73,377	$ 71,811	$ 73,377	$ 71,811
Unvested shares	536	420	536	420
Total dividends	$ 73,913	$ 72,231	$ 73,913	$ 72,231

Undistributed net income	$(24,931)	$ (420)	$ 86,229	$150,054

Less: net income allocated to
participating unvested securities	(94)	----	347	327

Net income available to common
shareholders	$(24,837)	$ (420)	$ 85,882	$149,727

Basic weighted average common
shares outstanding	152,869	152,993	152,854	152,790

Effect of dilutive securities — employee
stock options	----	----	----	----

Diluted weighted average common shares
outstanding	152,869	152,993	152,854	152,790

Diluted earnings per share:
Common shares – distributed earnings	$ 0.48	$ 0.47	$ 0.48	$ 0.47
Common shares – undistributed earnings	(0.16)	0.00	0.56	0.98
Total common shares	$ 0.32	$ 0.47	$ 1.04	$ 1.45

Unvested shares - distributed earnings	$ 0.48	$ 0.47	$ 0.48	$ 0.47
Unvested shares - undistributed earnings	(0.16)	0.00	0.56	0.98
Total unvested shares	$ 0.32	$ 0.47	$ 1.04	$ 1.45

For the three months ended February 28, 2010 and 2009, 4,671 and 7,646 options granted to purchase shares of Cintas common stock, respectively, were excluded from the computation of diluted earnings per share.  For the nine months ended February 28, 2010 and 2009, 4,316 and 5,843 options granted to purchase shares of Cintas common stock, respectively, were excluded from the computation of diluted earnings per share.  The exercise prices of these options were greater than the average market price of the common shares (anti-dilutive).

CINTAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(In thousands except per share data)

6.             Goodwill, Service Contracts and Other Assets

Changes in the carrying amount of goodwill and service contracts for the nine months ended February 28, 2010, by operating segment, are as follows:

	Rental		First Aid,
	Uniforms &	Uniform	Safety &
	Ancillary	Direct	Fire	Document
	Products	Sales	Protection	Management	Total
Goodwill
Balance as of June 1, 2009	$861,879	$23,891	$166,872	$278,746	$1,331,388

Goodwill acquired, net	(1,239)	----	9,614	11,822	20,197

Foreign currency translation	552	30	----	(71)	511

Balance as of February 28, 2010	$861,192	$23,921	$176,486	$290,497	$1,352,096

	Rental		First Aid,
	Uniforms &	Uniform	Safety &
	Ancillary	Direct	Fire	Document
	Products	Sales	Protection	Management	Total
Service Contracts
Balance as of June 1, 2009	$65,897	$ ----	$36,042	$22,391	$124,330

Service contracts acquired	----	----	4,657	3,713	8,370

Service contracts amortization	(13,695)	----	(4,681)	(5,699)	(24,075)

Foreign currency translation	774	----	----	3	777

Balance as of February 28, 2010	$52,976	$ ----	$36,018	$20,408	$109,402

CINTAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(In thousands except per share data)

Information regarding Cintas’ service contracts and other assets are as follows:

	As of February 28, 2010
	Carrying	Accumulated
	Amount	Amortization	Net

Service contracts	$344,633	$235,231	$109,402

Noncompete and consulting agreements	$65,961	$50,864	$15,097
Investments	66,456	----	66,456
Other	10,583	4,048	6,535

Total	$143,000	$54,912	$88,088

	As of May 31, 2009
	Carrying	Accumulated
	Amount	Amortization	Net

Service contracts	$335,473	$211,143	$124,330

Noncompete and consulting agreements	$65,683	$44,320	$21,363
Investments	51,762	----	51,762
Other	10,675	3,467	7,208

Total	$128,120	$47,787	$80,333

Amortization expense was $30,606 and $32,023 for the nine months ended February 28, 2010 and February 28, 2009, respectively.  Estimated amortization expense, excluding any future acquisitions, for each of the next five years is $40,161, $36,473, $30,237, $14,633 and $11,977, respectively.

Investments recorded using the cost or equity method are evaluated for impairment when indicators of impairment are identified.  For the nine months ended February 28, 2010, no impairment losses were recorded.

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

To hedge the exposure of variability in short-term interest rates, Cintas would use cash flow hedges. These agreements effectively convert a portion of the floating rate long-term debt to a fixed rate basis, thus reducing the impact of short-term interest rate changes on future interest expense.  Examples of cash flow hedging instruments that Cintas may use are interest rate swaps, interest rate lock agreements and forward starting interest rate swaps.  No such instruments were outstanding as of February 28, 2010.

Cintas used interest rate lock agreements to hedge against movements in the treasury rates at the time Cintas issued its senior notes in fiscal 2002, fiscal 2007 and fiscal 2008. The amortization of the interest rate lock agreements resulted in an increase to other comprehensive income of $192 for both the three months ended February 28, 2010 and February 28, 2009, and $575 for both the nine months ended February 28, 2010 and February 28, 2009, respectively.

To hedge the exposure of movements in the foreign currency rates, Cintas uses foreign currency hedges.  These hedges would reduce the impact on cash flows from movements in the foreign currency exchange rates.   Examples of foreign currency hedge instruments that Cintas may use are average rate options and forward contracts.  At February 28, 2010, Cintas had accrued $196 for the liabilities related to its average rate options which is included in current accrued liabilities.  These instruments increased foreign currency exchange costs by $151 and $283 during the three months and nine months ended February 28, 2010, respectively.

8.             Income Taxes

In the normal course of business, Cintas provides for uncertain tax positions and the related interest and adjusts its unrecognized tax benefits and accrued interest accordingly.  During the nine months ended February 28, 2010, unrecognized tax benefits decreased by approximately $5,310 and accrued interest decreased by approximately $1,681.

All U.S. federal income tax returns are closed to audit through fiscal 2006.  Cintas is currently in advanced stages of audits with the U.S. Federal government and certain domestic states and in certain foreign jurisdictions. The years under audit cover fiscal years back to 2000.  Based on the resolution of the various audits, it is reasonably possible that the balance of unrecognized tax benefits could decrease by $715 for the fiscal year ending May 31, 2010.

CINTAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(In thousands except per share data)

9.             Comprehensive Income

Total comprehensive income represents the net change in shareholders’ equity during a period from sources other than transactions with shareholders and, as such, includes net income.  For Cintas, the only components of total comprehensive income are the change in cumulative foreign currency translation adjustments, the change in the fair value of derivatives, the amortization of interest rate lock agreements and the change in the fair value of available-for-sale securities.  The components of comprehensive income for the three and nine month periods ended February 28, 2010 and February 28, 2009, are as follows:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2010	2009	2010	2009

Net income	$48,982	$71,811	$160,142	$222,285

Other comprehensive income:
Foreign currency translation adjustment	(94)	(6,367)	10,432	(68,042)
Change in fair value of derivatives*	87	(117)	64	97
Amortization of interest rate lock agreements	192	192	575	575
Change in fair value of available-for-sale securities**	11	(73)	29	83

Comprehensive income	$49,178	$65,446	$171,242	$ 154,998

*  Net of $52 and $(69) of tax expense (benefit) for the three months ended February 28, 2010 and February 28, 2009, respectively.  Net of $38 and $57 of tax expense for the nine months ended February 28, 2010 and February 28, 2009, respectively.

** Net of $7 and $63 of tax expense for the three months ended February 28, 2010 and February 28, 2009, respectively.  Net of $18 and $33 of tax expense for the nine months ended February 28, 2010 and February 28, 2009, respectively.

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

Cintas is a defendant in a purported class action lawsuit, Mirna E. Serrano, et al. v. Cintas Corporation (Serrano), filed on May 10, 2004, and pending in the United States District Court, Eastern District of Michigan, Southern Division.  The Serrano plaintiffs alleged that Cintas discriminated against women in hiring into various service sales representative positions across all divisions of Cintas.  On November 15, 2005, the Equal Employment Opportunity Commission (EEOC) intervened in the Serrano lawsuit.  The Serrano plaintiffs seek injunctive relief, compensatory damages, punitive damages, attorneys’ fees and other remedies.  On October 27, 2008, the United States District Court in the Eastern District of Michigan

CINTAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(In thousands except per share data)

granted summary judgment in favor of Cintas limiting the scope of the putative class in the Serrano lawsuit to female applicants for service sales representative positions at Cintas locations within the state of Michigan.  Consequently, all claims brought by female applicants for service sales representative positions outside of the state of Michigan were dismissed.  Similarly, any claims brought by the EEOC on behalf of similarly situated female applicants outside of the state of Michigan have also been dismissed from the Serrano lawsuit.  Cintas is a defendant in another purported class action lawsuit, Blanca Nelly Avalos, et al. v. Cintas Corporation (Avalos), currently pending in the United States District Court, Eastern District of Michigan, Southern Division.  The Avalos plaintiffs alleged that Cintas discriminated against women, African-Americans and Hispanics in hiring into various service sales representative positions in Cintas’ Rental division only throughout the United States.  The Avalos plaintiffs sought injunctive relief, compensatory damages, punitive damages, attorneys’ fees and other remedies.  The claims in Avalos originally were brought in the lawsuit captioned Robert Ramirez, et al. v. Cintas Corporation (Ramirez), filed on January 20, 2004, in the United States District Court, Northern District of California, San Francisco Division.  On May 11, 2006, the Ramirez and Avalos African-American, Hispanic and female failure to hire into service sales representative positions claims and the EEOC’s intervention were consolidated for pretrial purposes with the Serrano case and transferred to the United States District Court for the Eastern District of Michigan, Southern Division.  The consolidated case was known as Mirna E. Serrano/Blanca Nelly Avalos, et al. v. Cintas Corporation (Serrano/Avalos).  On March 31, 2009, the United States District Court, Eastern District of Michigan, Southern Division entered an order denying class certification to all plaintiffs in the Serrano/Avalos lawsuits.  In the Serrano case,  the individual claims of Stephanie McVay and Linda Allen have been dismissed with prejudice, and the individual claim of Mirna Serrano and the EEOC’s claims on behalf of various individual claimants remain pending.  In the Avalos case, the individual gender claims of Tanesha Davis remain pending.  On December 17, 2009, Davis voluntarily dismissed her claims for race discrimination with prejudice.  The Court has made no determination regarding the merits of Davis’ gender claims.

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

Cintas is a defendant in a purported class action lawsuit, Paul Veliz, et al. v. Cintas Corporation (Veliz), filed on March 19, 2003, in the United States District Court, Northern District of California, Oakland Division, alleging that Cintas violated certain federal and state wage and hour laws applicable to its service sales representatives, whom Cintas considers exempt employees, and asserting additional related ERISA claims.  On April 5, 2004 and February 14, 2006, the Court stayed the claims of all plaintiffs with valid arbitration agreements pending arbitration of those claims.  Claims made in the Veliz action, therefore, are pending before the United States District Court, Northern District of California and Judge Bruce Meyerson (Ret.), an Arbitrator selected by the parties.  On August 5, 2009, the parties in the Veliz action reached a settlement in principle.  When the settlement is fully documented and approved by the Court, the settlement will resolve all claims now pending or that could have been brought relating to the subject matter of the case before the Court and the Arbitrator. Cintas expects that the approval process will take several months.  The principal terms of the settlement provide for an aggregate cash payment of approximately $23,950 which is accrued in current accrued liabilities at February 28, 2010.  The pre-tax impact, net of insurance proceeds, was $19,477.

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

	Rental		First Aid,
	Uniforms &	Uniform	Safety &
	Ancillary	Direct	Fire	Document
	Products	Sales	Protection	Management	Corporate	Total
For the three months ended February 28, 2010
Revenue	$ 622,458	$ 94,428	$ 79,210	$ 65,716	$ ----	$ 861,812
Income (loss) before income taxes	$ 64,319	$ 8,208	$ 2,062	$ 9,422	$(11,153)	$ 72,858

For the three months ended February 28, 2009
Revenue	$ 674,701	$ 97,010	$ 86,037	$ 50,891	$ ----	$ 908,639
Income (loss) before income taxes	$ 110,447	$ 803	$ 4,141	$ 3,917	$(11,867)	$ 107,441

As of and for the nine months ended February 28, 2010
Revenue	$1,921,693	$283,163	$250,768	$182,266	$ ----	$2,637,890
Income (loss) before income taxes	$ 258,653	$ 26,772	$ 10,867	$ 16,528	$(58,626)	$ 254,194
Total assets	$2,427,309	$158,229	$326,497	$495,778	$552,096	$3,959,909

As of and for the nine months ended February 28, 2009
Revenue	$2,107,528	$334,528	$295,059	$158,887	$ ----	$2,896,002
Income (loss) before income taxes	$ 325,876	$ 22,043	$ 23,159	$ 16,410	$(35,771)	$ 351,717
Total assets	$2,595,144	$165,976	$338,509	$467,911	$151,904	$3,719,444

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

As permitted by SEC rules, the following condensed consolidating financial statements are provided as an alternative to filing separate financial statements of the guarantors.  Each of the subsidiaries presented in the condensed consolidating financial statements has been fully consolidated in Cintas’ consolidated financial statements.  The condensed consolidating financial statements should be read in conjunction with the consolidated financial statements of Cintas and notes thereto of which this note is an integral part.

Condensed consolidating financial statements for Cintas, Corp. 2, the subsidiary guarantors and non-guarantors are presented on the following pages.

CONDENSED CONSOLIDATING INCOME STATEMENT

THREE MONTHS ENDED FEBRUARY 28, 2010

(In thousands)

							Cintas
		Cintas		Subsidiary	Non-		Corporation
		Corporation	Corp. 2	Guarantors	Guarantors	Eliminations	Consolidated
Revenue:
Rental uniforms and ancillary products	$	----	$474,757	$124,523	$45,472	$(22,294)	$622,458
Other services		----	288,303	89,416	17,179	(155,544)	239,354
Equity in net income of affiliates		48,982	----	----	----	(48,982)	----
		48,982	763,060	213,939	62,651	(226,820)	861,812

Costs and expenses (income):
Cost of rental uniforms and ancillary products		----	299,516	78,344	28,399	(49,509)	356,750
Cost of other services		----	188,941	73,467	10,943	(127,896)	145,455
Selling and administrative expenses		----	159,910	98,029	18,339	(682)	275,596

Operating income		48,982	114,693	(35,901)	4,970	(48,733)	84,011

Interest income		----	(80)	(275)	(67)	----	(422)
Interest expense (income)		----	12,578	(1,005)	2	----	11,575

Income before income taxes		48,982	102,195	(34,621)	5,035	(48,733)	72,858
Income taxes		----	46,690	(24,988)	2,191	(17)	23,876
Net income		$48,982	$55,505	$(9,633)	$2,844	$(48,716)	$48,982

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

CONDENSED CONSOLIDATING INCOME STATEMENT

NINE MONTHS ENDED FEBRUARY 28, 2010

(In thousands)

							Cintas
		Cintas		Subsidiary	Non-		Corporation
		Corporation	Corp. 2	Guarantors	Guarantors	Eliminations	Consolidated
Revenue:
Rental uniforms and ancillary products	$	----	$1,473,440	$389,227	$133,925	$(74,899)	$1,921,693
Other services		----	887,147	244,239	47,559	(462,748)	716,197
Equity in net income of affiliates		160,142	----	----	----	(160,142)	----
		160,142	2,360,587	633,466	181,484	(697,789)	2,637,890

Costs and expenses (income):
Cost of rental uniforms and ancillary products		----	925,918	238,015	81,722	(162,248)	1,083,407
Cost of other services		----	584,829	206,990	30,061	(379,646)	442,234
Selling and administrative expenses		----	757,038	(6,733)	48,681	443	799,429
Legal settlements, net of insurance proceeds		----	----	23,529	----	----	23,529

Operating income		160,142	92,802	171,665	21,020	(156,338)	289,291

Interest income		----	(80)	(806)	(209)	----	(1,095)
Interest expense (income)		----	38,060	(1,887)	19	----	36,192

Income before income taxes		160,142	54,822	174,358	21,210	(156,338)	254,194
Income taxes		----	20,676	65,759	7,634	(17)	94,052
Net income		$160,142	$34,146	$108,599	$13,576	$(156,321)	$160,142

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

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF FEBRUARY 28, 2010

(In thousands)

								Cintas
		Cintas		Subsidiary	Non-			Corporation
		Corporation	Corp. 2	Guarantors	Guarantors		Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$	----	$39,480	$344,360	$22,663	$	----	$406,503
Marketable securities		----	----	21,937	123,656		----	145,593
Accounts receivable, net		----	260,523	73,356	22,574		----	356,453
Inventories, net		----	150,697	10,045	8,790		(1,718)	167,814
Uniforms and other rental items in service		----	246,729	68,519	24,668		(17,952)	321,964
Income taxes, current		----	(6,654)	16,249	6,493		----	16,088
Deferred income tax asset (liability)		----	----	69,348	(1,183)		----	68,165
Prepaid expenses		----	5,718	10,558	1,145		----	17,421
Assets held for sale		----	----	15,744	----		----	15,744
Total current assets		----	696,493	630,116	208,806		(19,670)	1,515,745

Property and equipment, at cost, net		----	599,177	229,345	66,056		----	894,578

Goodwill		----	----	1,303,855	48,241		----	1,352,096
Service contracts, net		----	102,651	1,063	5,688		----	109,402
Other assets, net		1,973,542	1,587,108	811,133	268,875		(4,552,570)	88,088
		$1,973,542	$2,985,429	$2,975,512	$597,666		$(4,572,240)	$3,959,909

Liabilities and Shareholders' Equity
Current liabilities:
Accounts (receivable) payable		$(465,247)	$180,592	$337,519	$(10,481)		$38,023	$80,406
Accrued compensation and related liabilities		----	35,419	17,932	2,351		----	55,702
Accrued liabilities		----	33,518	253,751	15,274		----	302,543
Long-term debt due within one year		----	794	(196)	----		----	598
Total current liabilities		(465,247)	250,323	609,006	7,144		38,023	439,249

Long-term liabilities:
Long-term debt due after one year		----	795,691	(10,096)	----		----	785,595
Deferred income taxes		----	----	159,008	3,981		----	162,989
Accrued liabilities		----	----	96,888	----		----	96,888
Total long-term liabilities		----	795,691	245,800	3,981		----	1,045,472

Total shareholders’ equity		2,438,789	1,939,415	2,120,706	586,541		(4,610,263)	2,475,188
		$1,973,542	$2,985,429	$2,975,512	$597,666		$(4,572,240)	$3,959,909

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

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED FEBRUARY 28, 2010

(In thousands)

								Cintas
		Cintas		Subsidiary	Non-			Corporation
		Corporation	Corp. 2	Guarantors	Guarantors		Eliminations	Consolidated
Cash flows from operating activities:
Net income		$160,142	$34,146	$108,599	$13,576		$(156,321)	$160,142
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation		----	72,271	36,008	5,555		----	113,834
Amortization of deferred charges		----	28,334	675	1,597		----	30,606
Stock-based compensation		11,323	----	----	----		----	11,323
Deferred income taxes		----	----	11,444	501		----	11,945
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net		----	22,375	15,617	1,095		(28,302)	10,785
Inventories, net		----	43,463	(9,991)	(284)		(1,288)	31,900
Uniforms and other rental items in service		----	12,047	7,648	(2,940)		(2,532)	14,223
Prepaid expenses		----	513	(1,086)	333		----	(240)
Accounts payable		----	29,435	(47,745)	16,786		16,691	15,167
Accrued compensation and related liabilities		----	3,277	3,618	1,519		----	8,414
Accrued liabilities and other		----	(15,704)	27,848	(1,495)		858	11,507
Income taxes payable		----	9,823	(384)	144		----	9,583

Net cash provided by (used in) operating activities		171,465	239,980	152,251	36,387		(170,894)	429,189

Cash flows from investing activities:
Capital expenditures		----	(37,215)	(36,011)	(5,702)		----	(78,928)
Proceeds from redemption of marketable securities		----	----	7,986	26,025		----	34,011
Purchase of marketable securities and investments		----	(1,879)	218,340	(25,282)		(260,998)	(69,819)
Acquisitions of businesses, net of cash acquired		----	(18,829)	----	(22,546)		----	(41,375)
Other, net		(170,639)	(182,120)	(40,072)	7		396,628	3,804

Net cash (used in) provided by investing activities		(170,639)	(240,043)	150,243	(27,498)		135,630	(152,307)

Cash flows from financing activities:
Repayment of debt		----	(615)	(35,113)	---		35,264	(464)
Exercise of stock-based compensation awards		2,843	----	----	----		----	2,843
Repurchase of common stock		(960)	----	----	----		----	(960)
Other, net		(2,709)	575	----	(1,103)		----	(3,237)

Net cash (used in) provided by financing activities		(826)	(40)	(35,113)	(1,103)		35,264	(1,818)

Effect of exchange rate changes on cash and cash equivalents		----	186	----	1,508		----	1,694

Net increase in cash and cash equivalents		----	83	267,381	9,294		----	276,758
Cash and cash equivalents at beginning of period		----	39,397	76,979	13,369		----	129,745
Cash and cash equivalents at end of period	$	----	$39,480	$344,360	$22,663	$	----	$406,503

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED FEBRUARY 28, 2009

(In thousands)

								Cintas
		Cintas		Subsidiary	Non-			Corporation
		Corporation	Corp. 2	Guarantors	Guarantors		Eliminations	Consolidated
Cash flows from operating activities:
Net income		$222,285	$$68,854	$123,113	$19,348		$(211,315)	$222,285
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation		----	74,977	37,085	6,057		----	118,119
Amortization of deferred charges		----	29,871	857	1,295		----	32,023
Stock-based compensation		8,904	----	----	----		----	8,904
Deferred income taxes		----	----	9,052	----		----	9,052
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net		----	15,402	25,087	5,210		(3,581)	42,118
Inventories, net		----	(8,739)	(94)	(2,078)		(5,516)	(16,427)
Uniforms and other rental items in service		----	15,520	3,689	(704)		(5,507)	12,998
Prepaid expenses		----	(334)	(5,223)	(245)		----	(5,802)
Accounts payable		----	14,969	(19,110)	(20,619)		2,513	(22,247)
Accrued compensation and related liabilities		----	1,009	(4,031)	(228)		----	(3,250)
Accrued liabilities and other		----	(27,179)	(18,884)	(591)		920	(45,734)
Income taxes payable		----	8,614	(17,034)	(3,900)		----	(12,320)

Net cash provided by (used in) operating activities		231,189	192,964	134,507	3,545		(222,486)	339,719

Cash flows from investing activities:
Capital expenditures		----	(59,740)	(67,572)	(5,471)		----	(132,783)
Proceeds from redemption of marketable securities		----	----	----	92,061		----	92,061
Purchase of marketable securities and investments		----	1,411	63,708	(91,517)		(68,587)	(94,985)
Acquisitions of businesses, net of cash acquired		----	(19,927)	----	(9,454)		----	(29,381)
Other, net		(205,342)	41,748	(119,418)	(25)		282,609	(428)

Net cash (used in) provided by investing activities		(205,342)	(36,508)	(123,282)	(14,406)		214,022	(165,516)

Cash flows from financing activities:
Proceeds from issuance of debt		----	7,500	----	----		----	7,500
Repayment of debt		----	(163,557)	(9,417)	----		8,464	(164,510)
Repurchase of common stock		(25,847)	---	----	----		----	(25,847)
Other, net		----	458	----	278		----	736

Net cash (used in) provided by financing activities		(25,847)	(155,599)	(9,417)	278		8,464	(182,121)

Effect of exchange rate changes on cash and cash equivalents		----	(539)	----	(3,516)		----	(4,055)

Net increase (decrease) in cash and cash equivalents		----	318	1,808	(14,099)		----	(11,973)
Cash and cash equivalents at beginning of period		----	37,472	7,851	20,901		----	66,224
Cash and cash equivalents at end of period	$	----	$37,790	$9,659	$6,802	$	----	$54,251

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

Our business strategy is to achieve revenue growth for all of our products and services by increasing our penetration at existing customers and by broadening our customer base to include business segments which Cintas has not historically served.  We will also continue to identify additional product and service opportunities for our current and future customers.

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

RESULTS OF OPERATIONS

Cintas classifies its businesses into four operating segments.  The Rental Uniforms and Ancillary Products operating segment reflects the rental and servicing of uniforms and other garments and facility products and services including mats, mops, shop towels and other ancillary items.  In addition to these rental items, other facility products and services such as restroom and hygiene products and services are also provided within this operating segment.  The Uniform Direct Sales operating segment consists of the direct sale of uniforms and related items and branded promotional products.  The First Aid, Safety and Fire Protection Services operating segment consists of first aid, safety and fire protection products and services.  The Document Management Services operating segment consists of document destruction, document imaging and document retention services.  Revenue and income before income taxes for each of these operating segments for the three and nine month periods ended February 28, 2010 and February 28, 2009, are presented in Note 11 entitled Segment Information of “Notes to Consolidated Condensed Financial Statements.”

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

Effective June 1, 2009, Cintas adopted fair value measurements guidance for all nonfinancial assets and nonfinancial liabilities recognized or disclosed at fair value on a nonrecurring basis.  The guidance defines fair value, establishes guidance for measuring fair value and expands disclosures regarding fair value measurements.  The adoption did not have a material impact on our consolidated financial statements.  See Note 4 entitled Fair Value Measurements of “Notes to Consolidated Condensed Financial Statements” for additional information.

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

Effective June 1, 2009, Cintas adopted new guidance for determining whether instruments granted in share-based payment transactions are participating securities.  This guidance provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method of determining earnings per share.  The adoption did not have a material impact on basic or diluted earnings per share.  Cintas’ adoption is more fully described in Note 5 entitled Earnings per Share of “Notes to Consolidated Condensed Financial Statements.”

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

Consolidated Results

Three Months Ended February 28, 2010 Compared to Three Months Ended February 28, 2009

Total revenue decreased 5.2% for the three months ended February 28, 2010, as compared to the same period in the prior fiscal year from $908.6 million to $861.8 million.  Revenue was negatively impacted by 1.5% due to one fewer workday in the three month period ended February 28, 2010, compared to the three month period ended February 28, 2009.  The remaining revenue decrease of 3.7% was mainly due to lower sales volume resulting from loss of jobs in the U.S. and Canadian economies during the last year.  Based on U.S. and Canadian government reports, these economies lost approximately 1.5 million jobs in the nine months ended February 28, 2010, and approximately 1.7 million jobs since February 28, 2009.  Primarily because of customer job losses, we experienced decreases in uniform revenue, both rented and purchased, and revenue for our hygiene products and first aid and safety products in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009.  In addition, facility closures by our customers reduced our volume of entrance mats, shop towels and other facility needs such as fire protection services.

Rental Uniforms and Ancillary Products revenue decreased 7.7% for the three months ended February 28, 2010, over the same period in the prior fiscal year from $674.7 million to $622.5 million.  Revenue was negatively impacted by 1.4% due to one fewer workday in the three month period ended February 28, 2010, compared to the three month period ended February 28, 2009.  The remainder of the revenue decrease primarily resulted from lower sales volume resulting from the job losses described above.

Other Services revenue, consisting of revenue from the reportable operating segments of Uniform Direct Sales, First Aid, Safety and Fire Protection Services and Document Management Services, increased 2.3% for the three months ended February 28, 2010, over the same period in the prior fiscal year from $233.9 million to $239.4 million.  The increase for the quarter was primarily the result of a 29.1% increase in the Document Management Services operating segment revenue, partially offset by decreases in the Uniform Direct Sales and First Aid, Safety and Fire Protection Services operating segment revenue.  Revenue was negatively impacted by 1.6% due to one fewer workday in the three month period ended February 28, 2010, compared to the three month period ended February 28, 2009.

Cost of rental uniforms and ancillary products consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other ancillary items.  Cost of rental uniforms and ancillary products decreased $22.7 million, or 6.0%, for the three months ended February 28, 2010, compared to the three months ended February 28, 2009, mainly due to lower Rental Uniforms and Ancillary Products operating segment volume.

Cost of other services consists primarily of cost of goods sold (predominantly uniforms and first aid products), delivery expenses and distribution expenses in the Uniform Direct Sales operating segment, the First Aid, Safety and Fire Protection Services operating segment and the Document Management Services operating segment.  Cost of other services decreased $7.3 million, or 4.8%, for the three months ended February 28, 2010, compared to the three months ended February 28, 2009.  This decrease was largely due to decreased First Aid, Safety and Fire Protection Services operating segment revenue of 7.9% and decreased Uniform Direct Sales operating segment revenue of 2.7% compared to the same period in the prior fiscal year.

Selling and administrative expenses increased $18.5 million, or 7.2%, for the three months ended February 28, 2010, compared to the three months ended February 28, 2009.  Selling expenses increased by $6.6 million compared to the same period in the prior fiscal year due to a planned increase in sales force headcount.  In addition, medical expense increased $6.1 million, mainly due to higher utilization of the medical plans.

Net interest expense (interest expense less interest income) was $11.2 million for the three months ended February 28, 2010, which was relatively consistent with $11.9 million for the same period in the prior fiscal year.

Cintas’ effective tax rate of 32.8% for the three months ended February 28, 2010, was relatively consistent compared to the 33.2% for the prior fiscal year period.

Net income decreased $22.8 million, or 31.8%, for the three months ended February 28, 2010, from the same period in the prior fiscal year.  Diluted earnings per share were $0.32 for the three months ended February 28, 2010, which was a decrease of 31.9% compared to the same period in the prior fiscal year.  The decreased net income and diluted earnings per share were due primarily to decreased revenue for the quarter.

Rental Uniforms and Ancillary Products Operating Segment

Three Months Ended February 28, 2010 Compared to Three Months Ended February 28, 2009

As discussed above, Rental Uniforms and Ancillary Products operating segment revenue decreased from $674.7 million to $622.5 million, or 7.7%, and the cost of rental uniforms and ancillary products decreased $22.7 million, or 6.0%. The operating segment’s gross margin was $265.7 million, or 42.7% of revenue.  This gross margin percent of revenue of 42.7% was 110 basis points lower than the prior fiscal year’s third quarter of 43.8%.  Lower revenue levels and one fewer workday for the three months ended

February 28, 2010, compared to the three months ended February 28, 2009, pressured the Rental Uniforms and Ancillary Products operating segment gross margin.  In addition, energy related costs, which include natural gas, electric and gas, increased a combined 20 basis points as a percent of revenue from the prior fiscal year’s third quarter.

Selling and administrative expenses as a percent of revenue, at 32.4%, increased $16.6 million compared to the third quarter of the prior fiscal year.  This increase was due to a planned increase in sales force headcount and an increase in medical expense due to higher utilization of medical plans.

Income before income taxes decreased $46.1 million to $64.3 million for the Rental Uniforms and Ancillary Products operating segment for the period compared to the same period last fiscal year.  Income before income taxes was 10.3% of the operating segment’s revenue.  The decrease was due to lower Rental Uniforms and Ancillary Products operating segment revenue and increased selling and administrative expenses.

Uniform Direct Sales Operating Segment

Three Months Ended February 28, 2010 Compared to Three Months Ended February 28, 2009

Uniform Direct Sales operating segment revenue decreased from $97.0 million to $94.4 million, or 2.7%, for the three months ended February 28, 2010, compared to the same period in the prior fiscal year.  Revenue was negatively impacted by 1.6% due to one fewer workday in the three month period ended February 28, 2010, compared to the three month period ended February 28, 2009.  Organically, revenue decreased by 1.1% compared to the same period in the prior fiscal year.

Cost of uniform direct sales decreased $6.6 million, or 9.0%, for the three months ended February 28, 2010, due to decreased Uniform Direct Sales operating segment volume and cost saving initiatives implemented in this current fiscal year.  The gross margin as a percent of revenue was 29.6% for the quarter ended February 28, 2010, which increased from 24.6% in the same period in the prior fiscal year.  This increase was primarily due to cost savings initiatives implemented during the past year.

Selling and administrative expenses as a percent of revenue was 23.8% in the third quarter of last fiscal year and decreased 290 basis points to 20.9% in this fiscal year’s third quarter.  Selling and administrative expenses decreased from $23.1 million in last fiscal year’s third quarter to $19.7 million in the third quarter of this fiscal year due to a reduction of labor and payroll tax expense associated with the decreased headcount resulting from cost reduction initiatives.

Income before income taxes increased $7.4 million to $8.2 million for the Uniform Direct Sales operating segment for the three months ended February 28, 2010.  Income before income taxes was 8.7% of the operating segment’s revenue compared to 0.8% for the same period last fiscal year.  This increase in income before income taxes was due to the reduction of cost of uniform direct sales as well as selling and administrative expenses.

First Aid, Safety and Fire Protection Services Operating Segment

Three Months Ended February 28, 2010 Compared to Three Months Ended February 28, 2009

First Aid, Safety and Fire Protection Services operating segment revenue decreased from $86.0 million to $79.2 million, or 7.9%, for the three months ended February 28, 2010.  Revenue was negatively impacted by 1.4% due to one fewer workday in the three month period ended February 28, 2010, compared to the three month period ended February 28, 2009.  Organically, revenue decreased by 6.1% compared to the same period last fiscal year.  The difficult U.S. economic conditions continued and negatively affected revenue in this operating segment.  The 6.1% organic revenue decrease was a marked improvement over the second quarter of fiscal 2010’s organic revenue decrease of 17.2% compared to the same period in the prior fiscal year.

Cost of first aid, safety and fire protection services decreased $5.0 million, or 9.5%, for the three months ended February 28, 2010.   Gross margin for the First Aid, Safety and Fire Protection Services operating segment is defined as revenue less cost of goods, warehouse expenses, service expenses and training expenses.  The gross margin as a percent of revenue was 39.5% for the quarter ended February 28, 2010, which was a 100 basis point increase compared to the gross margin percentage in the third quarter of the prior fiscal year.  This increase was mainly due to the elimination of lower margin fire installation business throughout the course of this fiscal year.

Selling and administrative expenses increased $0.3 million from $29 million in the third quarter of the prior fiscal year to $29.3 million in the third quarter of this fiscal year.  This increase was due to a planned increase in sales force headcount and an increase in medical expense.

Income before income taxes for the First Aid, Safety and Fire Protection Services operating segment decreased from $4.2 million in last fiscal year’s third quarter to $2.1 million for the three months ended February 28, 2010.  Income before income taxes was 2.6% of the operating segment’s revenue, compared to 4.8% in last fiscal year’s third quarter.  This decrease was primarily due to the decrease in First Aid, Safety and Fire Protection services operating segment revenue.

Document Management Services Operating Segment

Three Months Ended February 28, 2010 Compared to Three Months Ended February 28, 2009

Document Management Services operating segment revenue increased from $50.9 million to $65.7 million, or 29.1%, for the three months ended February 28, 2010, over the same period in the prior fiscal year.  Revenue was negatively impacted by 2.0% due to one fewer workday in the three month period ended February 28, 2010, compared to the three month period ended February 28, 2009.  This operating segment’s internal growth for the period was 26.6% over the same period in the prior fiscal year.  The internal growth was due to the sale of document management services to new customers and the positive impact of recycled paper prices which increased compared to the same period of last fiscal year.  Excluding revenue for recycled paper, document management internal growth was 14.4% for the three months ended February 28, 2010, over the same period in the prior fiscal year.  The remaining growth was generated through the acquisition of document management businesses.

Cost of document management services increased $4.4 million, or 16.3%, for the three months ended February 28, 2010, due to increased Document Management Services operating segment volume.  Gross margin for the Document Management Services operating segment is defined as revenue less production and service costs.  The gross margin as a percent of revenue increased from 47.5% in last fiscal year’s third quarter to 52.7% for the quarter ended February 28, 2010.  This increase was due to increased operating segment revenue for the Document Management Services operating segment as well as a significant increase in recycled paper prices.

Selling and administrative expenses increased $5.0 million due to planned increases in sales force headcount and an increase in medical expense due to higher utilization of medical plans.  Selling and administrative expenses as a percent of revenue, at 38.4%, decreased 140 basis points compared to the third quarter of the prior fiscal year, primarily as a result of the significant increase in recycled paper prices.

Income before income taxes for the Document Management Services operating segment increased $5.5 million to $9.4 million for the period compared to the same period in the prior fiscal year.  Income before income taxes as a percentage of the operating segment’s revenue increased from 7.7% in last fiscal year’s third quarter to 14.3% for the quarter ended February 28, 2010, primarily as a result of the increase in Document Management Services operating segment revenue and the significant increase in recycled paper prices.

Consolidated Results

Nine Months Ended February 28, 2010 Compared to Nine Months Ended February 28, 2009

Total revenue decreased 8.9% for the nine months ended February 28, 2010, as compared to the same period in the prior fiscal year from $2.90 billion to $2.64 billion.  This decrease was mainly due to lower sales volume resulting from loss of jobs in the U.S. and Canadian economies during the last year.  Based on U.S. and Canadian government reports, these economies lost approximately 1.5 million jobs in the nine months ended February 28, 2010, and approximately 1.7 million jobs since February 28, 2009.  Primarily because of customer job losses, we experienced decreases in uniform revenue, both rented and purchased, and revenue for our hygiene products and first aid and safety products in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009.  In addition, facility closures by our customers reduced our volume of entrance mats, shop towels and other facility needs such as fire protection services.  This decrease was partially offset by 0.1% growth attributable to acquisitions in our First Aid, Safety and Fire Protection Services operating segment and our Document Management Services operating segment during the nine month period.

Rental Uniforms and Ancillary Products operating segment revenue decreased 8.8% for the nine months ended February 28, 2010, as compared to the same period in the prior fiscal year from $2.11 billion to $1.92 billion.  The decrease primarily resulted from an organic revenue decrease of 8.7% for the nine month period.

Other Services revenue, consisting of revenue from the reportable operating segments of Uniform Direct Sales, First Aid, Safety and Fire Protection Services and Document Management Services, decreased 9.2% for the nine months ended February 28, 2010, as compared to the same period in the prior fiscal year from $788.5 million to $716.2 million.  The decrease primarily resulted from an organic decrease of 9.7%, partially offset by 0.5% growth attributable to acquisitions in our First Aid, Safety and Fire Protection Services operating segment and our Document Management Services operating segment during the nine month period.  The negative internal growth rate for the nine month period was primarily the result of a 15.4% decrease in Uniform Direct Sales operating segment revenue and a 15.0% decrease in First Aid, Safety and Fire Protection Services operating segment revenue.

Cost of rental uniforms and ancillary products consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other rental items.  Cost of rental uniforms and ancillary products decreased $105.0 million, or 8.8%, for the nine months ended February 28, 2010, as compared to the nine months ended February 28, 2009.  This decrease was mainly due to decreased Rental Uniforms and Ancillary Products operating segment volume and a $23.9 million decrease in energy costs.

Cost of other services consists primarily of cost of goods sold (predominantly uniforms and first aid products), delivery expenses and distribution expenses in the Uniform Direct Sales operating segment, the First Aid, Safety and Fire Protection Services operating segment and the Document Management Services operating segment.  Cost of other services decreased $48.9 million, or 10.0%, for the nine months ended February 28, 2010, as compared to the nine months ended February 28, 2009. This decrease was mainly due to decreased Other Services sales volume.

Selling and administrative expenses decreased $29.6 million, or 3.6%, for the nine months ended February 28, 2010, as compared to the nine months ended February 28, 2009.  Labor and payroll tax expenses decreased by $22.1 million compared to the same period in the prior fiscal year due to reduced headcount resulting from cost reduction initiatives.  In addition, bad debt expense decreased $8.1 million due to improved collections.

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

None of these settlements were significant individually.  These settlements included litigation related to multiple subjects including employment practices and insurance proceeds.

Net interest expense (interest expense less interest income) was $35.1 million for the nine months ended February 28, 2010, which decreased slightly from $35.8 million compared to the same period in prior fiscal year.

Cintas’ effective tax rate increased to 37.0% for the nine months ended February 28, 2010, compared to 36.8% for the same period in the prior fiscal year.

Net income decreased 28.0% for the nine months ended February 28, 2010, from the same period in the prior fiscal year.  Diluted earnings per share decreased 28.3% for the nine months ended February 28, 2010, compared to the same period in the prior fiscal year.  The decreased net income and diluted earnings per share were due primarily to decreased revenue and the legal settlements discussed above.

Rental Uniforms and Ancillary Products Operating Segment

Nine Months Ended February 28, 2010 Compared to Nine Months Ended February 28, 2009

Rental Uniforms and Ancillary Products operating segment revenue decreased from $2.11 billion to $1.92 billion, or 8.8%, and the cost of rental uniforms and ancillary products decreased $105 million, or 8.8%.  The operating segment’s gross margin was $838.3 million, or 43.6% of revenue.  This is consistent with the 43.6% gross margin for the nine months ended February 28, 2009.

Selling and administrative expenses in the Rental Uniforms and Ancillary Products operating segment as a percent to revenue, at 30.2%, increased from 28.2% in the same period of the prior fiscal year, despite a reduction in selling and administrative expenses of $13.6 million in the nine month period ended February 28, 2010, compared to last fiscal year’s same period.  The increase in selling and administrative expenses as a percent to revenue was due to lower operating segment revenue.

Income before income taxes decreased $67.2 million to $258.7 million for the Rental Uniforms and Ancillary Products operating segment for the period.  Income before income taxes was 13.5% of the operating segment’s revenue, a decrease from 15.5% in the same period in the prior fiscal year.  This was primarily due to the lower Rental Uniforms and Ancillary Products operating segment revenue.

Uniform Direct Sales Operating Segment

Nine Months Ended February 28, 2010 Compared to Nine Months Ended February 28, 2009

Uniform Direct Sales operating segment revenue decreased from $334.5 million to $283.2 million, or 15.4%, for the nine months ended February 28, 2010, as compared to the same period in the prior fiscal year.  Job losses in the U.S. and Canadian economies continued to challenge us during the last nine months, as many of our customers, especially those in the hospitality and gaming industries, delayed uniform purchases and roll-outs of new uniform programs.

Cost of uniform direct sales decreased $37.6 million, or 15.9%, for the nine months ended February 28, 2010, due to decreased Uniform Direct Sales operating segment volume.  The gross margin as a percent of revenue was 29.8% for the nine months ended February 28, 2010, which was a 50 basis point increase over the same period in the prior fiscal year.  This increase in gross margin as a percent of revenue was due to the 15.9% decrease in cost of uniform direct sales for the nine months ended February 28, 2010, as compared to the same period in the prior fiscal year.

Selling and administrative expenses as a percent of revenue, at 20.3%, decreased 240 basis points for the nine months ended February 28, 2010, compared to the same period in the prior fiscal year. Selling and administrative expenses decreased $18.5 million for the nine months ended February 28, 2010, compared to the same period in the prior fiscal year due to various cost reduction initiatives.

Income before income taxes increased $4.7 million to $26.8 million for the Uniform Direct Sales operating segment for the nine months ended February 28, 2010, compared to the same period in the prior fiscal year.  Income before income taxes was 9.5% of the operating segment’s revenue, which was a 290 basis point increase compared to the same period in the prior fiscal year.  This increase was primarily due to the reduction in selling and administrative expenses.

First Aid, Safety and Fire Protection Services Operating Segment

Nine Months Ended February 28, 2010 Compared to Nine Months Ended February 28, 2009

First Aid, Safety and Fire Protection Services operating segment revenue decreased from $295.1 million to $250.8 million, or 15.0% for the nine months ended February 28, 2010.  This decrease resulted primarily from an organic decrease of 14.4% resulting from the difficult U.S. economic environment which continued to challenge us during the last nine months.

Cost of first aid, safety and fire protection services decreased $23.8 million, or 13.4%, for the nine months ended February 28, 2010, due to decreased First Aid, Safety and Fire Protection Services volume.   Gross margin for the First Aid, Safety and Fire Protection Services operating segment is defined as revenue less cost of goods, warehouse expenses, service expenses and training expenses.  The gross margin as a percent of revenue was 38.7% for the nine months ended February 28, 2010, which was a 120 basis point decrease compared to the gross margin percentage in the prior fiscal year.  This decrease was mainly due to a decrease in the operating segment’s volume.

Selling and administrative expenses as a percent of revenue, at 34.4%, increased 240 basis points for the nine months ended February 28, 2010, compared to the same period in the prior fiscal year despite a reduction in selling and administrative expenses of $8.2 million in the nine months ended February 28, 2010, compared to the same period in the prior fiscal year.  This decrease in expenses was due to various cost reduction initiatives.

Income before income taxes for the First Aid, Safety and Fire Protection Services operating segment decreased $12.3 million to $10.9 million for the nine months ended February 28, 2010, compared to the same period of the prior fiscal year.  Income before income taxes was 4.3% of the operating segment’s revenue, which was a 350 basis point decrease compared to the same period in the prior fiscal year as a result of the various items described above.

Document Management Services Operating Segment

Nine Months Ended February 28, 2010 Compared to Nine Months Ended February 28, 2009

Document Management Services operating segment revenue increased from $158.9 million to $182.3 million, or 14.7% for the nine months ended February 28, 2010, over the same period in the prior fiscal year.  This operating segment’s internal growth for the period was 10.6% over the same period in the prior fiscal year.  The internal growth was primarily due to the sale of document management services to new customers.  Excluding revenue for recycled paper, document management internal growth was 13.9% for the nine months ended February 28, 2010, over the same period in the prior fiscal year.  Acquisitions of document management businesses accounted for growth of 4.1%.

Cost of document management services increased $12.5 million, or 16.1%, for the nine months ended February 28, 2010, due to increased Document Management Services operating segment volume.  Gross margin for the Document Management Services operating segment is defined as revenue less production and service costs.  The gross margin as a percent of revenue was 50.7% for the nine months ended February 28, 2010, which was a 60 basis point decrease over the gross margin percentage in the same period of the prior fiscal year.  This decrease was due to unfavorable recycled paper prices compared to last fiscal year.

Selling and administrative expenses increased $10.8 million and as a percent of revenue, at 41.7%, increased 70 basis points for the nine months ended February 28, 2010, compared to the same period in the prior fiscal year.  The increase in expense was due to increases in labor and support services and medical expenses.  However, the increase in basis points was primarily due to the impact of lower recycled paper prices.

Income before income taxes for the Document Management Services operating segment increased to $16.5 million for the nine months ended February 28, 2010, compared to $16.4 million in the same period in the prior fiscal year.  Income before income taxes was 9.1% of the operating segment’s revenue, which was a 120 basis point decrease over the operating segment’s revenue for the same period last fiscal year, primarily as a result of the unfavorable recycled paper prices compared to last fiscal year.

Liquidity and Capital Resources

At February 28, 2010, Cintas had $552.1 million in cash and cash equivalents and marketable securities which was $302.0 million more than the $250.1 million at May 31, 2009.  This increase was primarily due to cash generated from operations of $429.2 million, offset by capital expenditures of $78.9 million.  Cash and cash equivalents and marketable securities are expected to be used to finance future acquisitions, capital expenditures and expansion.

Cintas believes that its investment policy pertaining to marketable securities is conservative.  Marketable securities consist primarily of Canadian treasury securities and U.S. municipal bonds.  The criterion used in making investment decisions is the preservation of principal, while earning an attractive yield.

Working capital increased $123.7 million to $1.1 billion at February 28, 2010, due to the increased cash balances discussed above offset by reductions in inventory levels.

We continue to reduce our capital spending in this difficult economic environment and in the absence of revenue growth.  As a result, net property and equipment decreased by $20.0 million from May 31, 2009 to February 28, 2010.  We have available capacity in our existing facilities to allow for growth.

As of February 28, 2010, we have $775.0 million in fixed rate notes outstanding with maturities ranging from 2012 to 2036.  We have a commercial paper program with a capacity of $600.0 million that is fully supported by a backup revolving credit facility through a credit agreement with our banking group.  As of February 28, 2010 and May 31, 2009, we had no commercial paper outstanding.  The credit agreement expires in February 2011.  We believe this program, along with our cash and cash equivalents on hand, will be adequate to provide necessary funding for our operations.

Cintas’ total debt to capitalization ratio improved to 24.1% at February 28, 2010, from 24.9% at May 31, 2009.

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

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements.  Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “predicts,” “projects,” “plans,” “expects,” “intends,” “target,” “forecast,” “believes,” “seeks,” “could,” “should,” “may” and “will” or the negative versions thereof and similar words, terms and expressions and by the context in which they are used.  Such statements are based upon current expectations of Cintas and speak only as of the date made.  You should not place undue reliance on any forward-looking statement.  We cannot guarantee that any forward-looking statement will be realized.  These statements are subject to various risks, uncertainties, potentially inaccurate assumptions and other factors that could cause actual results to differ from those set forth in or implied by this Quarterly Report.  Factors that might cause such a difference include, but are not limited to, the possibility of greater than anticipated operating costs including energy costs, lower sales volumes, loss of customers due to outsourcing trends, the performance and costs of integration of acquisitions, fluctuations in costs of materials and labor including increased medical costs, costs and possible effects of union organizing activities, failure to comply with government regulations concerning employment discrimination, employee pay and benefits and employee health and safety, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, the cost, results and ongoing assessment of internal controls for financial reporting required by the Sarbanes-Oxley Act of 2002, the initiation or outcome of litigation, investigations or other proceedings, higher assumed sourcing or distribution costs of products, the disruption of operations from catastrophic or extraordinary events, changes in federal and state tax and labor laws and the reactions of competitors in terms of price and service.  Cintas undertakes no obligation to publicly release any revisions to any forward-looking statements or to otherwise update any forward-looking statements whether as a result of new information or to reflect events, circumstances or any other unanticipated developments arising after the date on which such statements are made.  A further list and description of risks, uncertainties and other matters can be found in our Annual Report on Form 10-K for the year ended May 31, 2009, and in our reports on Forms 10-Q and 8-K.  The risks and uncertainties described herein are not the only ones we may face. Additional risks and uncertainties presently not known to us or that we currently believe to be immaterial may also harm our business.

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

ITEM 4.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

With the participation of Cintas’ management, including Cintas’ Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, Cintas has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of February 28, 2010.  Based on such evaluation, Cintas’ management, including Cintas’ Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, has concluded that Cintas’ disclosure controls and procedures were effective as of February 28, 2010, in ensuring (i) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is accumulated and communicated to Cintas’ management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

In September 2009, Cintas implemented a new general ledger system and related processes as the first phase in an enterprise wide system implementation.  Various controls were modified due to the new system.  Additionally, in the second quarter of fiscal 2010, Cintas implemented additional compensating controls over financial reporting to ensure the accuracy and integrity of its consolidated financial statements during the post-implementation phase.  Cintas believes that the system and process changes have enhanced internal control over the financial reporting.  There were no significant changes in Cintas’ internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended February 28, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. See “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” on pages 31 and 32 of our Form 10-K for the year ended May 31, 2009.

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

Item 5.      Other Information

On January 26, 2010, Cintas declared an annual cash dividend of $0.48 per share on outstanding common stock, a two percent increase over the dividend paid in the prior year.  The dividend was paid on March 10, 2010, to shareholders of record as of February 10, 2010.

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

CINTAS CORPORATION
(Registrant)

Date: April 9, 2010	/s/ William C. Gale
William C. Gale
Senior Vice President and Chief Financial Officer
(Chief Accounting Officer)