Form 10-K
period 2010-05-31
CINTAS CORP
filed 2010-07-30
CIK 723254

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Fiscal Year Ended May 31, 2010

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

The aggregate market value of the Common Stock held by non-affiliates as of November 30, 2009, was $4,294,096,390 based on a closing sale price of $28.09 per share. As of June 30, 2010, 173,207,493 shares of Common Stock were issued and 152,869,848 shares were outstanding.

Documents Incorporated by Reference

Portions of the Registrant's Proxy Statement to be filed with the Commission for its 2010 Annual Meeting of Shareholders are incorporated by reference in Part III as specified.

 Cintas Corporation
Index to Annual Report on Form 10-K

Part I

Item 1.  Business

Cintas Corporation (Cintas), a Washington corporation, provides highly specialized products and services to businesses of all types primarily throughout North America and Latin America, Europe and Asia. Cintas' products and services are designed to enhance its customers' images and brand identification as well as provide a safe and efficient work place. Cintas was founded in 1968 by Richard T. Farmer, currently the Chairman Emeritus of the Board, when he left his family's industrial laundry business in order to develop uniform programs using an exclusive new fabric. In the early 1970's, Cintas acquired the family industrial laundry business. Over the years, Cintas developed additional products and services that complemented its core uniform business and broadened the scope of products and services available to its customers.

Cintas classifies its businesses into four operating segments. The Rental Uniforms and Ancillary Products operating segment consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items. In addition to these rental items, restroom cleaning services and supplies and carpet and tile cleaning services are also provided within this operating segment. The Uniform Direct Sales operating segment consists of the direct sale of uniforms and related items and branded promotional products. The First Aid, Safety and Fire Protection Services operating segment consists of first aid, safety and fire protection products and services. The Document Management Services operating segment consists of document destruction, document imaging and document retention services.

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

The following table sets forth Cintas' total revenue and the revenue derived from each operating segment:

Fiscal Year Ended May 31, (in thousands)	2010	2009	2008

Rental Uniforms and Ancillary Products	$2,569,357	$2,755,015	$2,834,568
Uniform Direct Sales	386,370	428,369	517,490
First Aid, Safety and Fire Protection Services	338,651	378,097	403,552
Document Management Services	252,961	213,204	182,290

	$3,547,339	$3,774,685	$3,937,900

Additional information is also included in Note 14 entitled Operating Segment Information in "Notes to Consolidated Financial Statements."

The primary markets served by all Cintas operating segments are local in nature and highly fragmented. Cintas competes with national, regional and local providers, and the level of competition varies at each of Cintas' local operations. Product, design, price, quality, service and convenience to the customer are the competitive elements in each of our operating segments.

Within the Rental Uniforms and Ancillary Products operating segment, Cintas provides its products and services to customers via local delivery routes originating from rental processing plants and branches. Within the Uniform Direct Sales and First Aid, Safety and Fire Protection Services operating segments, Cintas provides its products and services via its distribution network and local delivery routes or local representatives. Within the Document Management Services operating segment, Cintas provides its services via local service routes originating from document management branches and document retention facilities. In total, Cintas has approximately 7,700 local delivery routes, 418 operations and 8 distribution centers. At May 31, 2010, Cintas employed approximately 30,000 employees of which approximately 225 were represented by labor unions.

Cintas sources finished products from many outside suppliers. In addition, Cintas operates 6 manufacturing facilities which provide for standard uniform needs. Cintas purchases fabric, used in its manufacturing process, from several suppliers. Cintas is not aware of any circumstances that would hinder its ability to continue obtaining these materials.

Cintas is subject to various environmental laws and regulations, as are other companies in the uniform rental industry. While environmental compliance is not a material component of our costs, Cintas must incur capital expenditures and associated operating costs, primarily for water treatment and waste removal, on a regular basis. Environmental spending related to water treatment and waste removal was approximately $18 million in fiscal 2010 and approximately $19 million in fiscal 2009. Capital expenditures to limit or monitor hazardous substances were less than $1 million in fiscal 2010 and approximately $2 million in fiscal 2009. Cintas does not expect a material change in the cost of environmental compliance and is not aware of any material non-compliance with environmental laws.

Cintas' corporate website is located at www.cintas.com. Cintas files with or furnishes to the SEC Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports, as well as proxy statements and annual reports to shareholders, and, from time to time, other documents. The reports and other documents filed with or furnished to the SEC are available to investors on or through our corporate website free of charge as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. In addition, the public may read and copy any of the materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site located at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers, such as Cintas, that file electronically with the SEC. Cintas' SEC filings and its Code of Business Conduct can be found on the Investor Information page of our website at www.cintas.com/company/investor_information/highlights.aspx. These documents are available in print to any shareholder who requests a copy by writing or calling Cintas as set forth on the Investor Information page.

Item 1A.  Risk Factors

The statements in this section describe the most significant risks that could materially and adversely affect our business, financial condition and results of operation and the trading price of our debt or equity securities.

In addition, this section sets forth statements which constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995.

This Annual Report on Form 10-K contains forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements. Forward-looking statements may be identified by words such as "estimates," "anticipates," "predicts," "projects," "plans," "expects," "intends," "target," "forecast," "believes," "seeks," "could," "should," "may" and "will" or the negative versions thereof and similar expressions and by the context in which they are used. Such statements are based upon current expectations of Cintas and speak only as of the date made. We cannot guarantee that any forward-looking statement will be realized. These statements are subject to various risks, uncertainties and other factors that could cause actual results to differ from those set forth in or implied by this Annual Report. Factors that might cause such a difference include, but are not limited to, the possibility of greater than anticipated operating costs including energy costs, lower sales volumes, loss of customers due to outsourcing trends, the effects of credit market volatility and changes in our credit ratings, fluctuations in foreign currency exchange, the performance and costs of integration of acquisitions, fluctuations in costs of materials and labor including increased medical costs, costs and possible effects of union organizing activities, failure to comply with government regulations concerning employment discrimination, employee pay and benefits and employee health and safety, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, asset impairment charges, the cost, results and ongoing assessment of internal controls for financial reporting required by the Sarbanes-Oxley Act of 2002, disruptions caused by the unaccessibility of computer systems data, the initiation or outcome of litigation, higher assumed sourcing or distribution costs of products, the disruption of operations from catastrophic events, changes in federal and state tax and labor laws, the reactions of competitors in terms of price and service and other factors set forth in this Item 1A. "Risk Factors" section. Cintas undertakes no obligation to update any forward-looking statements whether as a result of new information or to reflect events or circumstances arising after the date on which they are made.

Negative global economic factors may adversely affect our financial performance.
Negative economic conditions, in North America and our other markets, may adversely affect our financial performance. Higher levels of unemployment, inflation, tax rates and other changes in tax laws and other economic factors could adversely affect the demand for Cintas' products and services. Increases in labor costs, including healthcare and insurance costs, labor shortages or shortages of skilled labor, higher material costs for items such as fabrics and textiles, lower recycled paper prices, higher interest rates, inflation, higher tax rates and other changes in tax laws and other economic factors could increase our costs of rental uniforms and ancillary products and other services and selling and administrative expenses. As a result, these factors could adversely affect our sales and results of operation.

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
Historically, a portion of our growth has come from acquisitions. We continue to evaluate opportunities for acquiring businesses that may supplement our internal growth. However, there can be no assurance that we will be able to locate and purchase suitable acquisitions. In addition, the success of any acquisition depends in part on our ability to integrate the acquired company. The process of integrating acquired businesses may involve unforeseen difficulties and may require a disproportionate amount of our management's attention and our financial and other resources. Although we conduct due diligence investigations prior to each acquisition, there can be no assurance that we will discover or adequately protect against all material liabilities of an acquired business for which we may be responsible as a successor owner or operator. The failure to successfully integrate these acquired businesses or to discover such liabilities could adversely affect our results of operation.

Increases in fuel and energy costs could adversely affect our results of operation and financial condition.
The price of fuel and energy needed to run our vehicles and equipment is unpredictable and fluctuates based on events outside our control, including geopolitical developments, supply and demand for oil and gas, actions by OPEC and other oil and gas producers, war and unrest in oil producing countries, regional production patterns, limits on refining capacities, natural disasters and environmental concerns. Future increases in fuel and energy costs could adversely affect our results of operation and financial condition.

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
The products we sell are sourced from a wide variety of domestic and international suppliers. Global sourcing of many of the products we sell is an important factor in our financial performance. We require all of our suppliers to comply with applicable laws, including labor and environmental laws, and otherwise be certified as meeting our required supplier standards of conduct. Our ability to find qualified suppliers who meet our standards, and to access products in a timely and efficient manner is a significant challenge, especially with respect to suppliers located and goods sourced outside the U.S. Political and economic stability in the countries in which foreign suppliers are located, the financial stability of suppliers, suppliers' failure to meet our supplier standards, labor problems experienced by our suppliers, the availability of raw materials to suppliers, currency exchange rates, transport availability and cost, inflation and other factors relating to the suppliers and the countries in which they are located are beyond our control. In addition, U.S. and foreign trade policies, tariffs and other impositions on imported goods, trade sanctions imposed on certain countries, the limitation on the importation of certain types of goods or of goods containing certain materials from other countries and other factors relating to foreign trade are beyond our control. These and other factors affecting our suppliers and our access to products could adversely affect our results of operation.

Fluctuations in foreign currency exchange could adversely affect our financial condition and results of operation.
We earn revenue, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar, including the Canadian dollar and the euro. In fiscal years 2010, 2009 and 2008, revenue denominated in currencies other than the U.S. dollar represented less than 10% of our consolidated revenue. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenue, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, fluctuations in the value of the U.S. dollar against other major currencies, particularly in the event of significant increases in foreign currency revenue, will impact our revenue and operating income and the value of balance sheet items denominated in foreign currencies. This impact could adversely affect our financial condition and results of operation.

Failure to comply with the regulations of the U.S. Occupational Safety and Health Administration and other state and local agencies that oversee safety compliance could adversely affect our results of operation.
The Occupational Safety and Health Act of 1970, as amended, or "OSHA", establishes certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by OSHA and various record keeping, disclosure and procedural requirements. Various OSHA standards may apply to our operations. We have incurred, and will continue to incur, capital and operating expenditures and other costs in the ordinary course of our business in complying with OSHA and other state and local laws and regulations. Any failure to comply with these regulations could result in fines by government authorities and payment of damages to private litigants and affect our ability to service our customers and adversely affect our results of operation.

We are subject to legal proceedings that may adversely affect our financial condition and results of operation.
We are party to various litigation claims and legal proceedings. We discuss these lawsuits and other litigation to which we are party in greater detail under the caption "Item 3. Legal Proceedings" and in Note 13 entitled Litigation and Other Contingencies of "Notes to Consolidated Financial Statements." Certain of these lawsuits or potential future lawsuits, if decided adversely to us or settled by us, may result in liability and expense material to our financial condition and results of operation.

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

We rely extensively on computer systems to process transactions, maintain information and manage our businesses. Disruptions in the availability of our computer systems could impact our ability to service our customers and adversely affect our sales and results of operation.
Our businesses rely on our computer systems to provide customer information, process customer transactions and provide other general information necessary to manage our businesses. We have an active disaster recovery plan in place that is frequently reviewed and tested. However, our computer systems are subject to damage or interruption due to system conversions, power outages, computer or telecommunication failures, computer viruses, security breaches, catastrophic events such as fires, tornadoes and hurricanes and usage errors by our employees. If our computer systems are damaged or cease to function properly, we may have to make a significant investment to fix or replace them, and we may have interruptions in our ability to service our customers. This disruption caused by the unavailability of our computer systems could adversely affect our sales and results of operation.

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

We may recognize impairment charges which could adversely affect our results of operation and financial condition.
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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Cintas occupies 426 facilities located in 281 cities. Cintas leases 224 of these facilities for various terms ranging from monthly to the year 2019. Cintas expects that it will be able to renew or replace its leases on satisfactory terms. Of the 6 manufacturing facilities listed below, Cintas controls the operations of 2 of these manufacturing facilities, but does not own or lease the real estate related to these operations. All other facilities are owned. The principal executive office in Cincinnati, Ohio, provides centrally located administrative functions including accounting, finance, marketing and computer system development and support. Cintas operates rental processing plants that house administrative, sales and service personnel and the necessary equipment involved in the cleaning of uniforms and bulk items, such as entrance mats and shop towels. Branch operations provide administrative, sales and service functions. Cintas operates 8 distribution centers and 6 manufacturing facilities. Cintas also operates first aid, safety and fire protection and document management facilities and direct sales offices. Cintas considers the facilities it operates to be adequate for their intended use. Cintas owns or leases approximately 14,500 vehicles which are used for the route-based services and by the sales and management employee-partners.

The following chart provides additional information concerning Cintas' facilities:

Type of Facility	# of Facilities

Rental Processing Plants	171
Rental Branches	105
First Aid, Safety and Fire Protection Facilities	59
Document Management Facilities	62
Distribution Centers	8	*
Manufacturing Facilities	6
Direct Sales Offices	15

Total	426

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

Item 3.  Legal Proceedings

We discuss material legal proceedings (other than ordinary routine litigation incidental to our business) pending against us in "Item 8. Financial Statements and Supplementary Data," in Note 13 entitled Litigation and Other Contingencies of "Notes to Consolidated Financial Statements." We refer you to and incorporate by reference into this Item 3 that discussion for important information concerning those legal proceedings, including the basis for such actions and, where known, the relief sought.

Item 4.  [Reserved]

Part II

Item 5.  Market for Registrant's Common Equity,
Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Cintas' common stock is traded on the NASDAQ Global Select Market under the symbol "CTAS." The following table shows the high and low closing prices of shares of Cintas' common stock by quarter during the last two fiscal years:

Fiscal 2010

Quarter Ended	High	Low

May 2010	$28.73	$24.86
February 2010	29.68	23.75
November 2009	30.69	26.81
August 2009	28.00	21.61
Fiscal 2009

Quarter Ended	High	Low

May 2009	$26.83	$18.15
February 2009	25.70	20.06
November 2008	33.05	19.80
August 2008	31.38	25.44

Holders

At May 31, 2010, there were approximately 4,000 shareholders on record of Cintas' common stock. Cintas believes that this represents approximately 72,000 beneficial owners.

Dividends

Dividends on the outstanding common stock have been paid annually and amounted to $0.48 per share, $0.47 per share and $0.46 per share in fiscal 2010, fiscal 2009 and fiscal 2008, respectively.

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

Cintas did not purchase any shares of Cintas common stock in fiscal 2010 under the share buyback program. From the inception of the share buyback program through July 30, 2010, Cintas has purchased a total of 20.3 million shares of Cintas' common stock at an average price of $39.31 per share for a total purchase price of approximately $798 million. The maximum approximate dollar value of shares that may yet be purchased under the share buyback program as of July 30, 2010, is approximately $202 million.

During fiscal 2010, Cintas purchased approximately 43,000 shares of Cintas' common stock in trade for employee payroll taxes due on restricted stock options that vested during the fiscal year. These shares were purchased at an average price of $22.71 per share for a total purchase price of approximately $1 million.

Item 6.  Selected Financial Data

Eleven-Year Financial Summary

(In thousands except per share and percentage data)
Fiscal Years Ended May 31,	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	10-Year Compd Growth

Revenue	$1,901,991	2,160,700	2,271,052	2,686,585	2,814,059	3,067,283	3,403,608	3,706,900	3,937,900	3,774,685	3,547,339	6.4%
Net Income	$190,386	218,665	229,466	243,191	265,078	292,547	323,382	334,538	335,405	226,357	215,620	1.3%
Basic EPS	$1.14	1.30	1.35	1.43	1.55	1.70	1.93	2.09	2.15	1.48	1.40	2.1%
Diluted EPS	$1.12	1.27	1.33	1.41	1.54	1.69	1.92	2.09	2.15	1.48	1.40	2.3%
Dividends Per Share	$0.19	0.22	0.25	0.27	0.29	0.32	0.35	0.39	0.46	0.47	0.48	9.7%
Total Assets	$1,581,342	1,752,224	2,519,234	2,582,946	2,810,297	3,059,744	3,425,237	3,570,480	3,808,601	3,720,951	3,969,736	9.6%
Shareholders' Equity	$1,042,896	1,231,346	1,423,814	1,646,418	1,888,093	2,104,574	2,090,192	2,167,738	2,254,131	2,367,409	2,534,029	9.3%
Return on Average Equity (1)	19.9%	19.2%	17.3%	15.8%	15.0%	14.7%	15.4%	15.7%	15.2%	9.8%	8.8%
Long-Term Debt	$254,378	220,940	703,250	534,763	473,685	465,291	794,454	877,074	942,736	786,058	785,444

(1)
Return on average equity is computed as net income divided by the average of shareholders' equity. We believe that this calculation gives management and shareholders a good indication of Cintas' historical performance.

Item 7.  Management's Discussion and Analysis
of Financial Condition and Results of Operation

Business Strategy

Cintas provides highly specialized products and services to businesses of all types primarily throughout North America and Latin America, Europe and Asia. We bring value to our customers by helping them provide a cleaner, safer and more pleasant atmosphere for their customers and employees. Our products and services are designed to improve our customers' images. We also help our customers protect their employees and their company by enhancing workplace safety and helping to ensure legal compliance in key areas of their business.

We are North America's leading provider of corporate identity uniforms through rental and sales programs, as well as a significant provider of related business services, including entrance mats, restroom cleaning services and supplies, carpet and tile cleaning services, first aid, safety and fire protection products and services, document management services and branded promotional products.

Cintas' principal objective is "to exceed customers' expectations in order to maximize the long-term value of Cintas for shareholders and working partners," and it provides the framework and focus for our business strategy. This strategy is to achieve revenue growth for all of our products and services by increasing our penetration at existing customers and by broadening our customer base to include business segments to which Cintas has not historically served. We will also continue to identify additional product and service opportunities for our current and future customers.

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

We pursue the strategy of broadening our customer base in several ways. Cintas has a national sales organization introducing all of our products and services to prospects in all business segments. Our broad range of products and services allows our sales organization to consider any type of business a prospect. We also broaden our customer base through geographic expansion, especially in our emerging businesses of first aid and safety, fire protection and document management. Finally, we evaluate strategic acquisitions as opportunities arise.

Results of Operation

The economic downturn that occurred in fiscal 2009 continued throughout most of our fiscal 2010. The U.S. economy, which lost millions of jobs in our fiscal 2009, continued to lose jobs through the first three quarters of our fiscal 2010. These job losses directly affected our business as many of our products and services are dependent on customer employee levels. We were encouraged, though, that the rate of U.S. job loss lessened as we progressed through the first three quarters of fiscal 2010, and U.S. employment levels slightly increased in our fourth fiscal 2010 quarter. As this stabilization occurred in the general U.S. economic environment, our internal growth rate improved.

Internal growth by quarter is shown in the table below. Internal growth percentages have been adjusted for the appropriate number of workdays, by quarter and for the year, where applicable.

Internal Growth

First Quarter Ending August 31, 2009	-12.6%
Second Quarter Ending November 30, 2009	-10.2%
Third Quarter Ending February 28, 2010	-3.6%
Fourth Quarter Ending May 31, 2010	1.9%
For the Year Ending May 31, 2010	-6.4%

Despite the lower revenue level for the year, we were able to generate improved cash flow, with net cash provided by operating activities of $561.6 million representing a 7.3% increase compared to fiscal 2009. We also increased the dividend paid to shareholders to $0.48 per share, marking the 27th consecutive increase in the dividend paid.

Cintas classifies its businesses into four operating segments. The Rental Uniforms and Ancillary Products operating segment consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items. In addition to these rental items, restroom cleaning services and supplies and carpet and tile cleaning services are also provided within this operating segment. The Uniform Direct Sales operating segment consists of the direct sale of uniforms and related items and branded promotional products. The First Aid, Safety and Fire Protection Services operating segment consists of first aid, safety and fire protection products and services. The Document Management Services operating segment consists of document destruction, document imaging and document retention services.

The following table sets forth certain consolidated statements of income data as a percent to revenue by operating segment and in total for the fiscal years ended May 31:

	2010	2009	2008

Revenue:
Rental Uniforms and Ancillary Products	72.4%	73.0%	72.0%
Uniform Direct Sales	11.0%	11.4%	13.1%
First Aid, Safety and Fire Protection Services	9.5%	10.0%	10.3%
Document Management Services	7.1%	5.6%	4.6%

Total revenue	100.0%	100.0%	100.0%
Cost of sales:
Rental Uniforms and Ancillary Products	56.4%	56.7%	55.8%
Uniform Direct Sales	69.9%	75.2%	67.5%
First Aid, Safety and Fire Protection Services	61.1%	61.9%	60.1%
Document Management Services	48.6%	49.4%	45.4%

Total cost of sales	57.8%	58.9%	57.3%
Gross margin:
Rental Uniforms and Ancillary Products	43.6%	43.3%	44.2%
Uniform Direct Sales	30.1%	24.8%	32.5%
First Aid, Safety and Fire Protection Services	38.9%	38.1%	39.9%
Document Management Services	51.4%	50.6%	54.6%

Total gross margin	42.2%	41.1%	42.7%
Selling and administrative expenses	30.6%	28.7%	28.0%
Legal settlements, net of insurance proceeds	0.7%	—	—
Restructuring charges	-0.1%	0.3%	—
Impairment of long-lived assets	—	1.3%	—
Interest income	-0.1%	-0.1%	-0.1%
Interest expense	1.4%	1.3%	1.3%

Income before income taxes	9.7%	9.6%	13.5%

Fiscal 2010 Compared to Fiscal 2009

Fiscal 2010 total revenue was $3.5 billion, a decrease of 6.0% compared to fiscal 2009. Total revenue decreased organically by 6.4%. Fiscal 2010 had one more workday than fiscal 2009, and this additional workday in fiscal 2010 accounted for the difference between the total decrease of 6.0% and the organic decrease of 6.4%. As a result of the economic downturn discussed above, we experienced decreases in uniform revenue, both rented and purchased, and revenue for our hygiene products and first aid and safety products. In addition, the continued difficult economic environment in fiscal 2010 caused many of our customers to reduce facility spending on items such as entrance mats and shop towels and delay spending on facility upgrades, resulting in a reduction in our facility services and fire protection revenue.

Rental Uniforms and Ancillary Products operating segment revenue consists predominantly of revenue derived from the rental of corporate identity uniforms and other garments including flame resistant clothing, and the rental and/or sale of mats, mops, shop towels, restroom supplies and other rental services. Revenue from the Rental Uniforms and Ancillary Products operating segment decreased 6.7% compared to fiscal 2009. Rental Uniforms and

Ancillary Products operating segment revenue decreased organically by 6.9% in fiscal 2010. The decrease in the Rental Uniforms and Ancillary Products operating segment revenue was primarily due to decreased uniform wearers caused in large part by the difficult U.S. economic environment in fiscal 2010. Fiscal 2010 had one more workday than fiscal 2009, which resulted in an increase in revenue of 0.4%.

Other Services revenue, consisting of revenue from the reportable operating segments of Uniform Direct Sales, First Aid, Safety and Fire Protection Services and Document Management Services, decreased 4.1% compared to fiscal 2009. Other Services revenue decreased organically by 5.2%. Decreases in Uniform Direct Sales operating segment revenue and First Aid, Safety and Fire Protection Services operating segment revenue were offset by increased revenue in our Document Management Services operating segment. Acquisitions in our First Aid, Safety and Fire Protection Services operating segment and our Document Management Services operating segment accounted for growth of 0.7% during fiscal 2010. Fiscal 2010 had one more workday than fiscal 2009, which resulted in an increase in revenue of 0.4%.

Cost of rental uniforms and ancillary products decreased 7.2% compared to fiscal 2009. Cost of rental uniforms and ancillary products consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, mops, shop towels and other ancillary items. The cost decrease compared to fiscal 2009 was primarily driven by the volume decrease in the Rental Uniforms and Ancillary Products operating segment revenue. We also incurred a loss on inventory valuation of $8.4 million in fiscal 2009 that did not reoccur in fiscal 2010 related to excess inventory levels.

Cost of other services decreased 9.3% compared to fiscal 2009. Cost of other services consists primarily of cost of goods sold (predominantly uniforms and first aid products), delivery expenses and distribution expenses in the Uniform Direct Sales operating segment, the First Aid, Safety and Fire Protection Services operating segment and the Document Management Services operating segment. The decrease from fiscal 2009 was due to the volume decrease in Other Services revenue. We also incurred a loss on inventory valuation of $19.1 million in fiscal 2009 that did not reoccur in fiscal 2010 related to excess inventory levels.

Selling and administrative expenses increased $3.7 million, or 0.3%, compared to fiscal 2009. This increase is primarily due to a $9.6 million increase in medical expenses, an increase of $6.2 million in professional services and depreciation mainly related to the implementation of a new enterprise-wide computer system, and a $3.4 million increase in stock compensation expense, offset by a $15.6 million reduction in bad debt expense.

Legal settlements, net of insurance proceeds, of $23.5 million primarily related to a settlement in principle occurring in the first quarter of fiscal 2010 between Cintas and the plaintiffs involved in the litigation, Paul Veliz, et al. v. Cintas Corporation. The principle terms of the settlement provide for an aggregate cash payment of approximately $24 million. The pre-tax impact, net of insurance proceeds, was approximately $19.5 million. This settlement is more fully described in Note 13 entitled Litigation and Other Contingencies in "Notes to Consolidated Financial Statements."

Operating income of $390.8 million in fiscal 2010 decreased $18.3 million, or 4.5%, compared to fiscal 2009. This decrease was primarily due to lower volumes resulting from the difficult U.S. economic environment in fiscal 2010.

Net interest expense (interest expense less interest income) decreased $0.6 million from the prior fiscal year. This decrease was due to a $1.1 million reduction in interest income caused by lower interest rates on Canadian treasury securities during fiscal 2010 compared to fiscal 2009, offset by a decrease of $1.6 million in interest expense caused by lower levels of borrowings in fiscal 2010 compared to fiscal 2009.

Income before income taxes was $343.9 million, a 4.9% decrease compared to fiscal 2009. This change reflects the decrease in operating income described above.

Cintas' effective tax rate was 37.3% for fiscal 2010 as compared to 37.4% and 36.8% for fiscal 2009 and 2008, respectively (also see Note 8 entitled Income Taxes of "Notes to Consolidated Financial Statements" for more information on income taxes).

Net income for fiscal 2010 of $215.6 million was a 4.7% decrease compared to fiscal 2009, and diluted earnings per share of $1.40 was a 5.4% decrease compared to fiscal 2009. These changes reflect the decrease in operating income described above.

Rental Uniforms and Ancillary Products Operating Segment

As discussed above, Rental Uniforms and Ancillary Products operating segment revenue decreased $185.7 million, or 6.7%, and the cost of rental uniforms and ancillary products decreased $112.7 million, or 7.2%. The operating segment's fiscal 2010 gross margin was 43.6% of revenue compared to 43.3% in fiscal 2009. Excluding a fiscal 2009 loss on inventory valuation of $8.4 million, fiscal 2009 gross margin was 43.6%. Despite the lower volume, we were able to maintain the same gross margin (excluding the loss on inventory) as a percent to revenue due to lower material cost and due to cost reduction initiatives such as reducing both facility and route capacity resulting in lower depreciation, production labor and other facility related expenses.

Selling and administrative expenses for the Rental Uniforms and Ancillary Products operating segment as a percent to revenue, at 30.6%, increased 270 basis points from 27.9% in fiscal 2009. This increase was due to increased medical expense and an increase in selling labor due to the addition of sales representatives.

The restructuring amount of ($2.9) million in fiscal 2010 represents a change in estimate related to restructuring charges taken in fiscal 2009. The change in estimate represents the difference between severance and other exit costs estimated based on information available in fiscal 2009 and severance and other exit costs actually paid in fiscal 2010. See Note 2 entitled Restructuring and Related Activity of "Notes to Consolidated Financial Statements" for more information.

Income before income taxes decreased $34.0 million to $336.5 million for the Rental Uniforms and Ancillary Products operating segment for fiscal 2010 compared to fiscal 2009. This decrease is primarily due to the decrease in revenue described above combined with the increase in selling and administrative expenses.

Uniform Direct Sales Operating Segment

Uniform Direct Sales operating segment revenue decreased $42.0 million, or 9.8%, compared to fiscal 2009. Cost of uniform direct sales decreased $52.3 million, or 16.2%, compared to fiscal 2009. The gross margin as a percent to revenue of 30.1% for fiscal 2010 increased from 24.8% in fiscal 2009. Excluding a fiscal 2009 loss on inventory valuation of $16.1 million, gross margin as a percent to revenue was 28.5% in fiscal 2009. Despite the lower volume in fiscal 2010, we were able to improve the gross margin as a percent to revenue due to cost reduction initiatives such as reducing distribution facility labor to adjust to the lower volumes and by sourcing improvements.

Selling and administrative expenses as a percent to revenue, at 19.7%, decreased from 22.9% in fiscal 2009. This decrease is due to cost reduction initiatives to adjust the selling labor to better align with the current volume level.

Income before income taxes was $40.1 million in fiscal 2010, an increase of $36.9 million compared to fiscal 2009. Fiscal 2009 income before income taxes included a loss on inventory valuation of $16.1 million and a charge of $4.6 million related to restructuring activities. Additionally, the increase in income before income taxes in fiscal 2010 compared to fiscal 2009 is due primarily to cost reduction initiatives to reduce capacity, labor and other resources to better align with the current volume level.

First Aid, Safety and Fire Protection Services Operating Segment

First Aid, Safety and Fire Protection Services operating segment revenue decreased $39.4 million in fiscal 2010, a 10.4% decrease compared to fiscal 2009. This operating segment's revenue decreased organically by 10.6%. The difficult U.S. economic environment, which included job losses in fiscal 2010 and reductions in facility spending, directly impacted this operating segment's revenue. Acquisitions accounted for an increase in revenue of 0.2%. Fiscal 2010 had one more workday than fiscal 2009, which resulted in an increase in revenue of 0.4%.

Cost of first aid, safety and fire protection services decreased $27.0 million, or 11.5%, in fiscal 2010, due primarily to decreased First Aid, Safety and Fire Protection Services operating segment volume. Gross margin for the First Aid, Safety and Fire Protection Services operating segment is defined as revenue less cost of goods, warehouse expenses, service expenses and training expenses. The gross margin as a percent to revenue was 38.9% for fiscal 2010 compared to 38.1% in fiscal 2009. Excluding a fiscal 2009 loss on inventory valuation of $3.0 million, gross margin as a percent to revenue was 38.9% in fiscal 2009. Despite the lower volume, we were able to maintain the same gross margin (excluding the loss on inventory) as a percent to revenue due to the elimination of lower margin fire installation business throughout the course of fiscal 2010 and due to cost reduction initiatives resulting in lower labor related expenses.

Selling and administrative expenses decreased by $8.8 million in fiscal 2010 compared to fiscal 2009 primarily due to lower bad debt expense resulting from improved collection efforts. Selling and administrative expenses as a percent to revenue, at 34.9%, increased from 33.6% in fiscal 2009. This increase as a percent to revenue was due to lower volume.

Income before income taxes for the First Aid, Safety and Fire Protection Services operating segment was $13.4 million in fiscal 2010 compared to $15.9 million in fiscal 2009. This decrease was primarily due to the reduced volume in First Aid, Safety and Fire Protection Services operating segment.

Document Management Services Operating Segment

Document Management Services operating segment revenue increased $39.8 million for fiscal 2010, or 18.6%, over fiscal 2009. This operating segment's internal growth for fiscal 2010 was 14.4% over fiscal 2009. The internal growth is primarily due to the sale of destruction services to new customers and an increase in recycled paper revenue. This operating segment derives a portion of its revenue from the sale of shredded paper to paper recyclers. The weighted average price of standard office paper, which accounts for the majority of the recycled paper revenue, increased by 6.4% in fiscal 2010 compared to fiscal 2009. Acquisitions accounted for revenue growth of 3.8%. Fiscal 2010 had one more workday than fiscal 2009, which resulted in an increase in revenue of 0.4%.

Cost of document management services increased $17.7 million, or 16.8%, for fiscal 2010, due to increased Document Management Services operating segment volume. Gross margin for the Document Management Services operating segment is defined as revenue less production and service costs. The gross margin as a percent to revenue was 51.4% for fiscal 2010, an increase from 50.6% in fiscal 2009. This increase from fiscal 2009 is mainly due to the increase in recycled paper prices in fiscal 2010 compared to fiscal 2009.

Selling and administrative expenses as a percent to revenue was 41.8% for fiscal 2010 compared to 41.4% in fiscal 2009. This increase was due to an increase in selling labor due to the addition of sales representatives and increased medical expense.

Income before income taxes for the Document Management Services operating segment was $24.3 million, an increase of $4.9 million compared to fiscal 2009. Income before income taxes was 9.6% of the operating segment's revenue compared to 9.1% in fiscal 2009. This increase is due to the increase in the average price of standard office paper, offset by the increase in selling and administrative expenses.

Fiscal 2009 Compared to Fiscal 2008

The economic environment in fiscal 2009 presented challenges not experienced in decades. The financial crisis which began in September, 2008, caused many of our customers to immediately reduce spending. As the economic turmoil continued, we saw our customers make dramatic reductions in spending. Significant job losses in North America followed the financial crisis as these economies lost millions of jobs from October 2008 through May 2009.

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

In addition to the actions described above, we initiated restructuring activities during the fourth quarter of fiscal 2009 to reduce excess capacity and further reduce our cost structure. These activities included closing or converting to branches 16 of our rental processing plants and reducing our workforce by 1,200 employees. These restructuring activities were substantially completed in fiscal 2010. During the fourth quarter of fiscal 2009, we recorded charges of $48.9 million in long-lived asset impairment costs, $7.9 million in employee termination costs and $2.3 million in other exit costs for a total of $59.1 million that will be incurred as a result of this restructuring. The following summarizes these amounts by operating segment:

(In millions) May 31, 2009	Rental Uniforms & Ancillary Products	Uniform Direct Sales	First Aid, Safety & Fire Protection	Document Management	Total

Restructuring charges	$8.8	$0.5	$0.6	$0.3	$10.2
Impairment of long-lived assets	44.2	4.1	0.6	—	48.9

Loss before income taxes	$53.0	$4.6	$1.2	$0.3	$59.1

The significant deterioration of the North American economy, particularly in the last five months of the year ended May 31, 2009, which led to reduced revenue levels in our Rental Uniforms and Ancillary Products operating segment, our Uniform Direct Sales operating segment and our First Aid, Safety and Fire Protection Services operating segment, created excess inventory levels in these operating segments. As a result, we reduced the carrying amount of specific inventory to realizable values and recorded a pre-tax loss in the year ended May 31, 2009, of $27.5 million. The following summarizes this loss by operating segment:

(In millions) May 31, 2009	Rental Uniforms & Ancillary Products	Uniform Direct Sales	First Aid, Safety & Fire Protection	Document Management	Total

Cost of rental uniforms and ancillary products	$8.4	$—	$—	$—	$8.4
Cost of other services	—	16.1	3.0	—	19.1

Loss on inventory valuation	$8.4	$16.1	$3.0	$—	$27.5

Fiscal 2009 total revenue was $3.8 billion, a decrease of 4.1% compared to fiscal 2008. Acquisitions in our First Aid, Safety and Fire Protection Services operating segment and our Document Management Services operating segment accounted for growth of 0.7% during fiscal 2009. Information related to acquisitions is discussed in Note 9 entitled Acquisitions of "Notes to Consolidated Financial Statements." Total revenue decreased organically by

4.5%. The difficult North American economic environment that began with the financial crisis in our second quarter of fiscal 2009 deteriorated in our third and fourth fiscal quarters of fiscal 2009. These economies lost millions of jobs from October, 2008, through May, 2009. Because of customer job losses, we experienced decreases in uniform revenue, both rented and purchased, and revenue for our hygiene products and first aid and safety products. In addition, facility closures by our customers reduced our volume of entrance mats, mops, shop towels and other facility needs such as fire protection services and document management services. Fiscal 2009 had one fewer workday than fiscal 2008, which resulted in a decrease in revenue of 0.3%.

Rental Uniforms and Ancillary Products operating segment revenue consists predominantly of revenue derived from the rental of corporate identity uniforms and other garments including flame resistant clothing, and the rental and/or sale of mats, mops, shop towels, restroom supplies and other rental services. Revenue from the Rental Uniforms and Ancillary Products operating segment decreased 2.8% compared to fiscal 2008. Rental Uniforms and Ancillary Products operating segment revenue decreased organically by 2.4% in fiscal 2009. The decrease in the Rental Uniforms and Ancillary Products operating segment revenue was primarily due to decreased uniform wearers caused in large part by job losses in the U.S. and Canadian economies during fiscal 2009. Fiscal 2009 had one fewer workday than fiscal 2008, which resulted in a decrease in revenue of 0.4%.

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

Net interest expense (interest expense less interest income) of $46.9 million in fiscal 2010 increased $0.7 million from the prior fiscal year. This increase was due to a $3.3 million reduction in interest income caused by lower interest rates on Canadian treasury securities during fiscal 2009 compared to fiscal 2008, offset by a decrease of $2.6 million in interest expense caused by lower levels of borrowings in fiscal 2009 compared to fiscal 2008.

Income before income taxes was $361.6 million, a 31.9% decrease compared to fiscal 2008. This change reflects the decrease in operating income described above.

Cintas' effective tax rate was 37.4% for fiscal 2009 as compared to 36.8% for fiscal 2008 (also see Note 8 entitled Income Taxes of "Notes to Consolidated Financial Statements" for more information on income taxes).

Net income for fiscal 2009 of $226.4 million was a 32.5% decrease compared to fiscal 2008, and diluted earnings per share of $1.48 was a 31.2% decrease compared to fiscal 2008. These changes reflect the decrease in operating income described above.

Rental Uniforms and Ancillary Products Operating Segment

As discussed above, Rental Uniforms and Ancillary Products operating segment revenue decreased $79.6 million, or 2.8%, and the cost of rental uniforms and ancillary products decreased $19.4 million, or 1.2%. The operating segment's gross margin was $1,192.8 million, or 43.3% of revenue. This gross margin percent to revenue of 43.3% decreased from 44.2% in fiscal 2008. Excluding the loss on inventory valuation of $8.4 million in fiscal 2009, the gross margin percent in fiscal 2009 was 43.6%. The decrease of 60 basis points from 44.2% in fiscal 2008 to 43.6% in fiscal 2009 is primarily due to the reduced volume in the Rental Uniforms and Ancillary Products operating segment.

Selling and administrative expenses for the Rental Uniforms and Ancillary Products operating segment as a percent to revenue, at 27.9%, decreased 40 basis points from 28.3% in fiscal 2008. This decrease was due to a reduction in labor costs associated with our cost reduction efforts.

Income before income taxes decreased $80.7 million to $370.5 million for the Rental Uniforms and Ancillary Products operating segment for fiscal 2009 compared to fiscal 2008. Income before income taxes was 13.4% of this operating segment's revenue. Excluding the loss on inventory valuation of $8.4 million and the charges of $53.0 million relating to the restructuring activities, income before income taxes as a percent to revenue was 15.7% in fiscal 2009, which is relatively consistent with the 15.9% in fiscal 2008.

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

First Aid, Safety and Fire Protection Services Operating Segment

First Aid, Safety and Fire Protection Services operating segment revenue decreased $25.5 million in fiscal 2009, a 6.3% decrease compared to fiscal 2008. This operating segment's revenue decreased organically by 7.6%. The turmoil in the U.S. and Canadian economies during fiscal 2009 affected our First Aid, Safety and Fire Protection Services operating segment revenue. Our customers in this segment reduced their spending at the onset of the financial crisis in September, 2008, resulting in decreased revenue in fiscal 2009 compared to fiscal 2008. Acquisitions accounted for growth of 1.7%. Fiscal 2009 had one fewer workday than fiscal 2008, which resulted in a decrease in revenue of 0.4%.

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

Liquidity and Capital Resources

At May 31, 2010, Cintas had $566.1 million in cash, cash equivalents and marketable securities, representing an increase of $316.0 million from May 31, 2009. This increase is attributable to the improvement in net working capital and lower use of cash for investing activities including capital expenditures. Net working capital (defined as current assets less current liabilities) increased by $171.9 million at May 31, 2010 compared to May 31, 2009. Cash used for financing activities decreased by $177.8 million in fiscal 2010 compared to fiscal 2009 due to a reduction in repayment of debt. As a result of the cash generated in fiscal 2010, we did not have any commercial paper outstanding as of May 31, 2010, under our commercial paper program discussed above.

Net cash provided by operating activities was $561.6 million in fiscal 2010 as compared to $523.5 million generated in fiscal 2009. This $38.1 million increase is primarily a result of increases in working capital, offset by lower net income. Significant uses of cash in fiscal 2010 were capital expenditures of $111.1 million, dividends of $74.0 million and acquisitions of businesses, net of cash acquired, of $50.4 million. Cash, cash equivalents and marketable securities will be used to finance future acquisitions and capital expenditures.

Marketable securities consist primarily of fixed income securities. Cintas believes that its investment policy pertaining to marketable securities is conservative. The criterion used in making investment decisions is the preservation of principal, while earning an attractive yield.

Accounts receivable increased $8.6 million primarily due to higher fourth quarter revenue in fiscal 2010 compared to fiscal 2009. The average collection period in fiscal 2010 of 42 days remained comparable with fiscal 2009.

Inventories and uniforms and other rental items in service decreased $36.2 million, or 6.7%, due to an overall reduction in inventory levels in response to customer demand driven by the current economic environment.

Net working capital increased $171.9 million to $1,141.3 million in fiscal 2010, primarily due to the increased cash balances discussed above offset by reductions in inventory levels.

Net property and equipment decreased $20.1 million in fiscal 2010 versus fiscal 2009 due to normal ongoing property and equipment activity and a reduction in capital expenditures of $49.0 million. Capital expenditures for fiscal 2010 totaled $111.1 million, including $68.2 million for the Rental Uniforms and Ancillary Products operating segment and $27.9 million for the Document Management Services operating segment, while depreciation expense totaled $152.1 million. During fiscal 2010, Cintas completed construction of one new uniform rental facility.

Long-term debt totaled $786.1 million at May 31, 2010. This amount includes $225.0 million of 10-year senior notes at a rate of 6.0% issued in fiscal 2002, $250.0 million of 30-year senior notes issued in fiscal 2007 at a rate of 6.15% and $300.0 million of 10-year senior notes issued in fiscal 2008 at a rate of 6.125%. Cintas has earned credit ratings on these notes of "A" from Standard & Poor's and "A2" from Moody's. Cintas utilizes a $600.0 million commercial paper program, on which it has earned credit ratings of "A-1" from Standard & Poor's and "Prime-1" from Moody's. We believe these ratings reflect our commitment to conservative financial policies, strong financial management and a disciplined integration strategy for acquisitions. The commercial paper program is fully supported by a long-term credit facility that matures in fiscal 2011. As of May 31, 2010, there were no outstanding borrowings under this program. During fiscal 2009, Cintas initiated a $7.5 million loan with PIDC Regional Center, LP for funding related to a facility being built in Philadelphia. It is a 5-year note with a 2.75% interest rate. Cintas' total debt to capitalization ratio has decreased from 24.9% at May 31, 2009, to 23.7% at May 31, 2010.

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

During fiscal 2010, Cintas paid dividends of $74.0 million, or $0.48 per share. On a per share basis, this dividend is an increase of 2.1% over the dividend paid in fiscal 2009. This marks the 27th consecutive year that Cintas has increased its annual dividend, every year since going public in 1983.

On May 2, 2005, Cintas announced that the Board of Directors authorized a $500.0 million share buyback program at market prices. In July 2006, Cintas announced that the Board of Directors approved the expansion of its share buyback program by an additional $500.0 million. During fiscal 2010, Cintas did not make any common stock repurchases under the share buyback program. From the inception of the share buyback program through July 30, 2010, Cintas has purchased 20.3 million shares of Cintas' common stock at an average price of $39.31 per share for a total purchase price of approximately $798 million. The Board of Directors did not specify an expiration date for this program.

During fiscal 2010, Cintas purchased approximately 43,000 shares of Cintas' common stock in trade for employee payroll taxes due on restricted stock options that vested during the fiscal year. These shares were purchased at an average price of $22.71 per share for a total purchase price of approximately $1 million.

Following is information regarding Cintas' long-term contractual obligations and other commitments outstanding as of May 31, 2010:

Long-Term Contractual Obligations

(In thousands)	Payments Due by Period

	Total	One year or less	Two to three years	Four to five years	After five years

Long-term debt (1)	$786,053	$609	$226,278	$8,690	$550,476
Operating leases (2)	89,041	27,766	37,348	15,472	8,455
Interest payments (3)	611,555	49,520	85,382	43,918	432,735
Interest swap agreements	—	—	—	—	—
Unconditional purchase obligations	—	—	—	—	—

Total long-term contractual cash obligations	$1,486,649	$77,895	$349,008	$68,080	$991,666

Cintas also makes payments to defined contribution plans. The amounts of contributions made to the defined contribution plans are made at the discretion of Cintas. Future contributions are expected to increase approximately 3% to 5% annually. Based on that increase, payments due in one year or less would be $21,393, two to three years would be $46,049 and four to five years would be $50,769. Payments for years thereafter are expected to continue increasing by approximately 5% each year.

(1)
Long-term debt primarily consists of $775,000 in senior notes. Reference Note 6 entitled Long-Term Debt and Derivatives of "Notes to Consolidated Financial Statements" for a detailed discussion of long-term debt.

(2)
Operating leases consist primarily of building leases.

(3)
Interest payments include interest on both fixed and variable rate debt. Rates have been assumed to increase 50 basis points in fiscal 2011, increase 150 basis points in fiscal 2012, increase 125 basis points in fiscal 2013, increase 100 basis points in both fiscal 2014 and 2015 and increase an additional 50 basis points in each year thereafter.

Other Commitments

(In thousands)	Amount of Commitment Expiration per Period

	Total	One year or less	Two to three years	Four to five years	After five years

Lines of credit (1)	$504,122	$504,122	$—	$—	$—
Standby letters of credit (2)	95,878	95,878	—	—	—
Guarantees	—	—	—	—	—
Standby repurchase obligations	—	—	—	—	—
Other commercial commitments	—	—	—	—	—

Total other commitments	$600,000	$600,000	$—	$—	$—

(1)
Back-up facility for the commercial paper program (reference Note 6 entitled Long-Term Debt and Derivatives of "Notes to Consolidated Financial Statements" for further discussion).

(2)
Support certain outstanding debt (reference Note 6 entitled Long-Term Debt and Derivatives of "Notes to Consolidated Financial Statements"), self-insured workers' compensation and general liability insurance programs.

Inflation and Changing Prices

Changes in wages, benefits and energy costs have the potential to materially impact Cintas' financial results. Medical benefit costs increased as a percent to revenue due to increased utilization and rising healthcare industry costs. Medical benefits were 4.0% of total revenue in fiscal 2010 and 3.5% of total revenue in fiscal 2009. Management believes inflation has not had a material impact on Cintas' financial condition or a negative impact on results of operation.

Litigation and Other Contingencies

Cintas is subject to legal proceedings and claims arising from the ordinary course of its business, including personal injury, customer contract, environmental and employment claims. In the opinion of management, the aggregate liability, if any, with respect to such ordinary course of business actions will not have a material adverse effect on the financial position or results of operation of Cintas. Cintas is party to additional litigation not considered in the ordinary course of business. Please refer to "Part I, Item 3. Legal Proceedings" and Note 13 entitled Litigation and Other Contingencies of "Part II, Item 8. Notes to Consolidated Financial Statements" for a detailed discussion of certain specific litigation.

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

Effective June 1, 2009, Cintas adopted fair value measurements guidance for all nonfinancial assets and nonfinancial liabilities recognized or disclosed at fair value on a nonrecurring basis. The guidance defines fair value, establishes guidance for measuring fair value and expands disclosures regarding fair value measurements. The adoption did not have a material impact on our consolidated financial statements. See Note 3 entitled Fair Value Measurements of "Notes to Consolidated Financial Statements" for additional information.

Effective June 1, 2009, Cintas adopted new guidance on business combinations, in which an entity is required to recognize assets acquired, liabilities assumed, contractual contingencies and contingent consideration at fair value on the acquisition date. It further requires that acquisition-related costs are recognized separately from the acquisition and expensed as incurred, restructuring costs generally are expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. This adoption did not have a material impact on Cintas' results of operations or financial condition. Any future effects will depend upon the terms and size of future acquisitions.

Effective June 1, 2009, Cintas adopted new guidance for determining whether instruments granted in share-based payment transactions are participating securities. This guidance provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method of determining earnings per share. The adoption did not have a material impact on basic or diluted earnings per share. Cintas' adoption is more fully described in Note 11 entitled Earnings per Share of "Notes to Consolidated Financial Statements."

Effective June 1, 2009, Cintas adopted new guidance on subsequent events. The objective of this guidance is to establish general standards of accounting for and disclosure of events that occur after the consolidated balance sheet date but before the consolidated financial statements are issued or are available to be issued. This adoption did not have a material impact on Cintas' results of operations or financial condition.

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

Goodwill and impairment

Goodwill, obtained through acquisitions of businesses, is valued at cost less any impairment. Cintas completes an annual impairment test which includes the determination of the fair value of its reporting units. This test includes comparisons to current market values, where available, and discounted cash flow analyses. Significant assumptions include growth rates based on historical trends and margin improvement leveraged from such growth. The methodology used is consistent with prior years. Based on the results of the impairment tests, Cintas has not recognized an impairment of goodwill for the fiscal years ended May 31, 2010, 2009 or 2008.

Service contracts and other assets

Service contracts and other assets, which consist primarily of noncompete and consulting agreements obtained through acquisitions of businesses, are amortized by use of the straight line method over the estimated lives of the agreements, which are generally 5 to 10 years. Certain noncompete agreements, as well as all service contracts, require that a valuation be determined using a discounted cash flow model. The assumptions and judgments used in these models involve estimates of cash flows and discount rates, among other factors. Because of the assumptions used to value these intangible assets, actual results over time could vary from original estimates. Impairment of service contracts and other assets is accomplished through specific identification. No impairment has been recognized by Cintas for the fiscal years ended May 31, 2010, 2009 or 2008.

Stock-based compensation

Compensation expense is recognized for all share-based payments to employees, including stock options, in the consolidated statements of income based on the fair value of the awards that are granted. The fair value of stock options is estimated at the date of grant using the Black-Scholes option-pricing model. Measured compensation cost, net of estimated forfeitures, is recognized on a straight-line basis over the vesting period of the related share-based compensation award. See Note 12 entitled Stock-Based Compensation of "Notes to Consolidated Financial Statements" for further information.

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

A detailed discussion of litigation matters is discussed in Note 13 entitled Litigation and Other Contingencies of "Notes to Consolidated Financial Statements."

Income taxes

Deferred tax assets and liabilities are determined by the differences between the consolidated financial statement carrying amounts and the tax basis of assets and liabilities. See Note 8 entitled Income Taxes of "Notes to Consolidated Financial Statements" for the types of items that give rise to significant deferred income tax assets and liabilities. Deferred income taxes are classified as assets or liabilities based on the classification of the related asset or liability for financial reporting purposes. Deferred income taxes that are not related to an asset or liability for financial reporting are classified according to the expected reversal date. Cintas regularly reviews deferred tax assets for recoverability based upon projected future taxable income and the expected timing of the reversals of existing temporary differences. As a result of this review, Cintas has not established a valuation allowance against the deferred tax assets.

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

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

Cintas manages interest rate risk by using a combination of variable and fixed rate debt and investing in marketable securities. Earnings are affected by changes in short-term interest rates due to investments in marketable securities and money market accounts and periodic issuances of commercial paper. If short-term rates changed by one-half percent (or 50 basis points), Cintas' income before income taxes would change by approximately $1.5 million. This estimated exposure considers the effects on investments and the change in the cost of variable rate debt. This analysis does not consider the effects of a change in economic activity or a change in Cintas' capital structure.

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

Audited Consolidated Financial Statements for the Fiscal Years Ended May 31, 2010, 2009 and 2008

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

With the supervision of our Chief Executive Officer and our Chief Financial Officer, management assessed our internal control over financial reporting as of May 31, 2010. Management based its assessment on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed by our internal audit function.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of May 31, 2010, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.

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

/s/ Scott D. Farmer Scott D. Farmer Chief Executive Officer
/s/ William C. Gale William C. Gale Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Cintas Corporation:

We have audited Cintas Corporation's internal control over financial reporting as of May 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cintas Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

In our opinion, Cintas Corporation maintained, in all material respects, effective internal control over financial reporting as of May 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cintas Corporation as of May 31, 2010 and 2009, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended May 31, 2010, of Cintas Corporation, and our report dated July 30, 2010, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cincinnati, Ohio July 30, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Cintas Corporation:

We have audited the accompanying consolidated balance sheets of Cintas Corporation as of May 31, 2010 and 2009, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended May 31, 2010. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of Cintas Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cintas Corporation at May 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cintas Corporation's internal control over financial reporting as of May 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated July 30, 2010, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cincinnati, Ohio
July 30, 2010

Consolidated Statements of Income
	Fiscal Years Ended May 31,

(In thousands except per share data)	2010	2009	2008

Revenue:
Rental uniforms and ancillary products	$2,569,357	$2,755,015	$2,834,568
Other services	977,982	1,019,670	1,103,332

	3,547,339	3,774,685	3,937,900
Costs and expenses:
Cost of rental uniforms and ancillary products	1,449,576	1,562,230	1,581,618
Cost of other services	599,946	661,584	674,682
Selling and administrative expenses	1,086,359	1,082,709	1,104,145
Legal settlements, net of insurance proceeds	23,529	—	—
Restructuring charges	(2,880)	10,209	—
Impairment of long-lived assets	—	48,888	—

Operating income	390,809	409,065	577,455
Interest income	(1,695)	(2,764)	(6,072)
Interest expense	48,612	50,236	52,823

Income before income taxes	343,892	361,593	530,704
Income taxes	128,272	135,236	195,299

Net income	$215,620	$226,357	$335,405

Basic earnings per share	$1.40	$1.48	$2.15

Diluted earnings per share	$1.40	$1.48	$2.15

Dividends declared and paid per share	$0.48	$0.47	$0.46

See accompanying notes.

Consolidated Balance Sheets
	As of May 31,

(In thousands except share data)	2010	2009

Assets
Current assets:
Cash and cash equivalents	$411,281	$129,745
Marketable securities	154,806	120,393
Accounts receivable, principally trade, less allowance of $14,297 and $19,532, respectively	366,301	357,678
Inventories, net	169,484	202,351
Uniforms and other rental items in service	332,106	335,447
Income taxes, current	15,691	25,512
Deferred tax asset	52,415	66,368
Prepaid expenses	13,423	17,035
Assets held for sale	9,437	15,744

Total current assets	1,524,944	1,270,273
Property and equipment, at cost, net	894,522	914,627
Goodwill	1,356,925	1,331,388
Service contracts, net	103,445	124,330
Other assets, net	89,900	80,333

	$3,969,736	$3,720,951

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$71,747	$69,965
Accrued compensation and related liabilities	66,924	48,414
Accrued liabilities	244,402	181,892
Long-term debt due within one year	609	598

Total current liabilities	383,682	300,869
Long-term liabilities:
Long-term debt due after one year	785,444	786,058
Deferred income taxes	150,560	149,032
Accrued liabilities	116,021	117,583

Total long-term liabilities	1,052,025	1,052,673
Shareholders' equity:
Preferred stock, no par value:
100,000 shares authorized, none outstanding	—	—
Common stock, no par value:
425,000,000 shares authorized
2010: 173,207,493 shares issued and 152,869,848 shares outstanding
2009: 173,085,926 shares issued and 152,790,170 shares outstanding	132,058	129,215
Paid-in capital	84,616	72,364
Retained earnings	3,080,079	2,938,419
Treasury stock:
2010: 20,337,645 shares
2009: 20,295,756 shares	(798,857)	(797,888)
Other accumulated comprehensive income (loss):
Foreign currency translation	42,870	33,505
Unrealized loss on derivatives	(6,997)	(8,207)
Other	287	—
Unrealized (loss) gain on available-for-sale securities	(27)	1

Total shareholders' equity	2,534,029	2,367,409

	$3,969,736	$3,720,951

See accompanying notes.

Consolidated
Statements of Shareholders' Equity

	Common Stock		Paid-In	Retained	Other Accumulated Comprehensive	Treasury Stock		Total Shareholders'
(In thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity

Balance at June 1, 2007	172,874	$120,811	$56,909	$2,533,459	$37,121	(14,197)	$(580,562)	$2,167,738
Net income	—	—	—	335,405	—	—	—	335,405
Equity adjustment for foreign currency translation	—	—	—	—	19,391	—	—	19,391
Change in fair value of derivatives, net of $2,924 of tax	—	—	—	—	(4,915)	—	—	(4,915)
Amortization of interest rate lock agreements	—	—	—	—	521	—	—	521
Change in fair value of available-for-sale securities, net of $98 of tax	—	—	—	—	162	—	—	162

Comprehensive income, net of tax								350,564
FIN 48 adjustment	—	—	—	(13,731)	—	—	—	(13,731)
Dividends	—	—	—	(70,831)	—	—	—	(70,831)
Stock-based compensation	—	—	7,456	—	—	—	—	7,456
Stock options exercised, net of shares surrendered	209	8,371	(3,957)	—	—	—	—	4,414
Repurchase of common stock	—	—	—	—	—	(5,195)	(191,479)	(191,479)

Balance at May 31, 2008	173,083	129,182	60,408	2,784,302	52,280	(19,392)	(772,041)	2,254,131

Net income	—	—	—	226,357	—	—	—	226,357
Equity adjustment for foreign currency translation	—	—	—	—	(27,701)	—	—	(27,701)
Change in fair value of derivatives, net of $94 of tax	—	—	—	—	(159)	—	—	(159)
Amortization of interest rate lock agreements	—	—	—	—	767	—	—	767
Change in fair value of available-for-sale securities, net of $50 of tax	—	—	—	—	112	—	—	112

Comprehensive income, net of tax								199,376
Dividends	—	—	—	(72,207)	—	—	—	(72,207)
Stock-based compensation	—	—	11,953	—	—	—	—	11,953
Stock options exercised, net of shares surrendered	3	—	—	—	—	—	—	—
Other	—	33	3	(33)	—	—	—	3
Repurchase of common stock	—	—	—	—	—	(904)	(25,847)	(25,847)

Balance at May 31, 2009	173,086	129,215	72,364	2,938,419	25,299	(20,296)	(797,888)	2,367,409

Net income	—	—	—	215,620	—	—	—	215,620
Equity adjustment for foreign currency translation	—	—	—	—	9,365	—	—	9,365
Change in fair value of derivatives, net of $260 of tax	—	—	—	—	443	—	—	443
Amortization of interest rate lock agreements	—	—	—	—	767	—	—	767
Change in fair value of available-for-sale securities, net of ($14) of tax benefit	—	—	—	—	(28)	—	—	(28)

Comprehensive income, net of tax								226,167
Dividends	—	—	—	(73,960)	—	—	—	(73,960)
Stock-based compensation	—	—	15,349	—	—	—	—	15,349
Vesting of stock-based compensation awards	121	2,843	(2,843)	—	—	—	—	—
Other	—	—	(254)	—	287	—	—	33
Repurchase of common stock	—	—	—	—	—	(42)	(969)	(969)

Balance at May 31, 2010	173,207	$132,058	$84,616	$3,080,079	$36,133	(20,338)	$(798,857)	$2,534,029

See accompanying notes.

Consolidated Statements of Cash Flows
	Fiscal Years Ended May 31,

(In thousands)	2010	2009	2008

Cash flows from operating activities:
Net income	$215,620	$226,357	$335,405
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	152,059	157,572	148,566
Amortization of deferred charges	41,082	42,534	43,337
Impairment of long-lived assets	—	48,888	—
Stock-based compensation	15,349	11,953	7,456
Deferred income taxes	13,295	(1,174)	1,663
Change in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	1,140	71,149	(14,939)
Inventories, net	30,293	35,136	(6,100)
Uniforms and other rental items in service	4,164	29,661	(23,854)
Prepaid expenses	3,715	(4,949)	3,830
Accounts payable	8,939	(24,560)	30,567
Accrued compensation and related liabilities	18,393	(2,012)	(12,430)
Accrued liabilities and other	47,528	(28,991)	20,398
Income taxes payable (receivable)	9,995	(38,042)	8,841

Net cash provided by operating activities	561,572	523,522	542,740
Cash flows from investing activities:
Capital expenditures	(111,078)	(160,092)	(190,333)
Proceeds from sale or redemption of marketable securities	34,712	116,433	45,791
Purchase of marketable securities and investments	(81,269)	(128,402)	(54,498)
Acquisitions of businesses, net of cash acquired	(50,444)	(30,909)	(111,535)
Other	4,579	(251)	(400)

Net cash used in investing activities	(203,500)	(203,221)	(310,975)
Cash flows from financing activities:
Proceeds from issuance of debt	—	7,500	295,000
Repayment of debt	(603)	(164,649)	(232,409)
Stock options exercised	—	—	8,371
Dividends paid	(73,960)	(72,207)	(70,831)
Repurchase of common stock	(969)	(25,847)	(191,479)
Other	(977)	855	(11,356)

Net cash used in financing activities	(76,509)	(254,348)	(202,704)
Effect of exchange rate changes on cash and cash equivalents	(27)	(2,432)	1,803

Net increase in cash and cash equivalents	281,536	63,521	30,864
Cash and cash equivalents at beginning of year	129,745	66,224	35,360

Cash and cash equivalents at end of year	$411,281	$129,745	$66,224

See accompanying notes.

Notes to Consolidated Financial Statements

(Amounts in thousands except per share and share data)

1.  Significant Accounting Policies

Business description.  Cintas Corporation (Cintas) provides highly specialized products and services to businesses of all types primarily throughout North America and Latin America, Europe and Asia. Cintas is North America's leading provider of corporate identity uniforms through rental and sales programs, as well as a significant provider of related business services, including entrance mats, restroom cleaning services and supplies, carpet and tile cleaning services, first aid, safety and fire protection products and services, document management services and branded promotional products. Our products and services are designed to enhance our customers' images and to provide additional safety and protection in the workplace.

Cintas classifies its businesses into four operating segments. The Rental Uniforms and Ancillary Products operating segment consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items. In addition to these rental items, restroom cleaning services and supplies and carpet and tile cleaning services are also provided within this operating segment. The Uniform Direct Sales operating segment consists of the direct sale of uniforms and related items and branded promotional products. The First Aid, Safety and Fire Protection Services operating segment consists of first aid, safety and fire protection products and services. The Document Management Services operating segment consists of document destruction, document imaging and document retention services.

Principles of consolidation.  The consolidated financial statements include the accounts of Cintas controlled majority-owned subsidiaries and any entities over which Cintas has control (collectively, Cintas). Intercompany balances and transactions have been eliminated as appropriate.

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

Selling and administrative expenses.  Selling and administrative expenses consist primarily of sales labor and commissions, management and administrative labor, payroll taxes, medical expense, insurance expense, legal and professional costs and amortization of finite-lived intangible assets.

Cash and cash equivalents.  Cintas considers all highly liquid investments with a maturity of three months or less, at date of purchase, to be cash equivalents.

Marketable securities.  Marketable securities are comprised of fixed income securities and are classified as available-for-sale.

Accounts receivable.  Accounts receivable is comprised of amounts owed through product shipments and services provided and is presented net of an allowance for doubtful accounts. The allowance is an estimate based on historical rates of collectability and allowances for specific accounts identified as uncollectible. The allowance that is an estimate based on historical rates of collectability is recorded for overdue amounts, beginning with a nominal percentage and increasing substantially as the account ages. The amount provided as the account ages will differ slightly between the Rental Uniforms and Ancillary Products operating segment and the three other operating segments because of differences in customers served and the nature of each operating segment. When an account is considered uncollectible, it is written off against the allowance.

Inventories.  Inventories are valued at the lower of cost (first-in, first-out) or market. Inventory is comprised of the following amounts:

	2010	2009

Raw materials	$13,058	$12,498
Work in process	11,522	10,773
Finished goods	144,904	179,080

	$169,484	$202,351

Inventories are recorded net of reserves for obsolete inventory of $32,466 and $48,353 as of May 31, 2010 and 2009, respectively.

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

Goodwill.  Goodwill is separately disclosed from other intangible assets on the consolidated balance sheet and not amortized. Cintas completes an annual goodwill impairment test which includes the determination of the fair value of its reporting units. The methodology used is consistent with prior years. Based on the results of the annual impairment test, Cintas was not required to recognize an impairment of goodwill for the fiscal years ended May 31, 2010, 2009 or 2008. Cintas will continue to perform future impairment tests as of March 1 in future years or when indicators of impairment are noted.

Service contracts and other assets.  Service contracts and other assets, which consist primarily of noncompete and consulting agreements obtained through acquisitions of businesses, are amortized by use of the straight-line method over the estimated lives of the agreements, which are generally 5 to 10 years.

Accrued liabilities.  Current accrued liabilities are recorded when it is probable that a liability has occurred and the amount of the liability can be reasonably estimated. Current accrued liabilities include the following amounts:

	2010	2009

General insurance liabilities	$50,480	$48,090
Employee benefit related liabilities	47,754	47,072
Legal settlements	30,448	—
Taxes and related liabilities	22,403	8,583
Accrued interest	20,762	20,742
Other	72,555	57,405

	$244,402	$181,892

Long-term accrued liabilities consists primarily of reserves associated with unrecognized tax benefits, which are described in more detail in Note 8 entitled Income Taxes, and retirement obligations.

Stock-based compensation.  Compensation expense is recognized for all share-based payments to employees, including stock options, in the consolidated statements of income based on the fair value of the awards that are granted. The fair value of stock options is estimated at the date of grant using the Black-Scholes option-pricing model. Measured compensation cost, net of estimated forfeitures, is recognized on a straight-line basis over the vesting period of the related share-based compensation award.

Derivatives and hedging activities.  Cintas formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. Derivatives are recorded at fair value on the consolidated balance sheet, and gains and losses are recorded as adjustments to earnings or other comprehensive income, as appropriate.

Other accounting pronouncements.  The Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Codification (ASC) effective for financial statements issued for interim and annual periods ending after September 30, 2009. The ASC is an aggregation of previously issued authoritative GAAP in one comprehensive set of guidance organized by subject area. In accordance with the ASC, references to previously issued accounting standards have been removed. Subsequent revisions to GAAP will be incorporated into the ASC through Accounting Standards Updates (ASU). The following is a list of recent pronouncements issued by the FASB impacting Cintas.

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

Effective June 1, 2009, Cintas adopted new guidance on business combinations, in which an entity is required to recognize assets acquired, liabilities assumed, contractual contingencies and contingent consideration at fair value on the acquisition date. It further requires that acquisition-related costs are recognized separately from the acquisition and expensed as incurred, restructuring costs generally are expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. This adoption did not have a material impact on Cintas' results of operations or financial condition. Any future effects will depend upon the terms and size of future acquisitions.

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

Effective June 1, 2009, Cintas adopted new guidance on subsequent events. The objective of this guidance is to establish general standards of accounting for and disclosure of events that occur after the consolidated balance sheet date but before the consolidated financial statements are issued or are available to be issued. This adoption did not have a material impact on Cintas' results of operations or financial condition.

2.  Restructuring and Related Activity

Due to the declining economic conditions which negatively impacted the North American economy and Cintas' businesses, during the fourth quarter of fiscal 2009, management initiated certain restructuring activities to eliminate excess capacity and reduce our cost structure. These activities included closing or converting to branches 16 of our rental processing plants and reducing our workforce by 1,200 employees. We have substantially completed these restructuring activities as of May 31, 2010.

During the fourth quarter of fiscal 2009, Cintas recorded charges of $48,888 in long-lived asset impairment costs, $7,937 in employee termination costs and $2,272 in other exit costs for a total of $59,097 incurred as a result of this restructuring. These charges by operating segment are detailed in Note 14 entitled Operating Segment Information.

A progression of our restructuring liability balance, primarily recorded in accrued compensation and related liabilities is as follows:

	Employee Termination Costs	Other Exit Costs	Total

Balance as of June 1, 2009	$5,915	$2,272	$8,187
Cash paid — fiscal 2010	(3,785)	(297)	(4,082)
Change in estimate	(1,380)	(1,500)	(2,880)

Balance as of May 31, 2010	$750	$475	$1,225

The change in estimate represents the difference between severance and other exit costs estimated based on the information available in fiscal 2009 and severance and other exit costs actually paid in fiscal 2010.

The fiscal 2009 charge of $48,888 in long-lived asset impairment costs included $25,849 in land and buildings of which $10,930 related to assets held for sale, $18,221 in equipment and $4,818 in long-lived other assets. The fair value was determined primarily by using market quoted prices and other prices quoted for similar assets and discounted cash flow models.

Certain assets totaling $9,437 and $15,744 are categorized at May 31, 2010 and 2009, respectively, as assets held for sale at the lower of their carrying value or fair value less cost to sell. These assets are in the Rental Uniform and Ancillary Products operating segment and are comprised of $3,077 and $6,268 of land at May 31, 2010 and 2009, respectively and $6,360 and $9,476 of buildings and improvements at May 31, 2010 and 2009, respectively.

3.  Fair Value Measurements

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

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Cintas' assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

All financial instruments that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the consolidated balance sheet date. These financial instruments measured at fair value on a recurring basis are summarized below:

	As of May 31, 2010

	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$411,281	$—	$—	$411,281
Marketable securities:
U.S. municipal bonds	—	21,954	—	21,954
Canadian treasury securities	97,791	35,061	—	132,852
Accounts receivable, net	—	450	—	450

Total assets at fair value	$509,072	$57,465	$—	$566,537

Current accrued liabilities	$—	$64	$—	$64

Total liabilities at fair value	$—	$64	$—	$64

	As of May 31, 2009

	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$129,745	$—	$—	$129,745
Marketable securities:
Canadian treasury securities	120,393	—	—	120,393
Accounts receivable, net	—	78	—	78

Total assets at fair value	$250,138	$78	$—	$250,216

Current accrued liabilities	$—	$253	$—	$253

Total liabilities at fair value	$—	$253	$—	$253

Cintas' cash and cash equivalents and marketable securities are generally classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. Cintas does not adjust the quoted market price for such financial instruments.

The funds invested in Canadian marketable securities are not expected to be repatriated, but instead are expected to be invested indefinitely in foreign subsidiaries. Interest, realized gains and losses and declines in value determined to be other than temporary on available-for-sale securities are included in interest income or expense. The cost of the securities sold is based on the specific identification method. The amortized cost basis of the marketable securities as of May 31, 2010 and 2009, is $154,857 and $120,403, respectively. Purchases of marketable securities were $64,416, $122,652 and $43,750 for the fiscal years ended May 31, 2010, 2009 and 2008, respectively. All contractual maturities are due within one year.

Accounts receivable, net and current accrued liabilities include foreign currency average rate options. The fair value of Cintas' foreign currency average rate options are based on similar exchange traded derivatives and are, therefore, included within Level 2 of the fair value hierarchy.

The methods described above may produce a fair value that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while Cintas believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the consolidated balance sheet date.

4.  Property and Equipment

	2010	2009

Land	$101,374	$77,210
Buildings and improvements	471,592	444,683
Equipment	1,178,181	1,088,809
Leasehold improvements	17,176	15,269
Construction in progress	88,769	93,834

	1,857,092	1,719,805
Less: accumulated depreciation	962,570	805,178

	$894,522	$914,627

Interest expense is net of capitalized interest of $2,182, $2,259 and $1,090 for the fiscal years ended May 31, 2010, 2009 and 2008, respectively.

5.  Goodwill, Service Contracts and Other Assets

Changes in the carrying amount of goodwill and service contracts for the fiscal years ended May 31, 2010 and 2009, by operating segment, are as follows:

Goodwill	Rental Uniforms & Ancillary Products	Uniform Direct Sales	First Aid, Safety & Fire Protection	Document Management	Total

Balance as of June 1, 2008	$863,581	$23,956	$165,544	$262,488	$1,315,569
Goodwill acquired	—	—	1,328	17,340	18,668
Foreign currency translation	(1,702)	(65)	—	(1,082)	(2,849)

Balance as of May 31, 2009	$861,879	$23,891	$166,872	$278,746	$1,331,388
Goodwill (adj.) acquired	(1,401)	—	15,095	12,528	26,222
Foreign currency translation	639	37	—	(1,361)	(685)

Balance as of May 31, 2010	$861,117	$23,928	$181,967	$289,913	$1,356,925

Service Contracts	Rental Uniforms & Ancillary Products	Uniform Direct Sales	First Aid, Safety & Fire Protection	Document Management	Total

Balance as of June 1, 2008	$84,574	$328	$41,944	$25,911	$152,757
Service contracts acquired	—	—	264	4,252	4,516
Service contracts amortization	(16,289)	(289)	(6,166)	(7,613)	(30,357)
Foreign currency translation	(2,388)	(39)	—	(159)	(2,586)

Balance as of May 31, 2009	$65,897	$—	$36,042	$22,391	$124,330
Service contracts acquired	—	—	5,897	4,500	10,397
Service contracts amortization	(18,081)	—	(6,340)	(7,545)	(31,966)
Foreign currency translation	895	—	—	(211)	684

Balance as of May 31, 2010	$48,711	$—	$35,599	$19,135	$103,445

Information regarding Cintas' service contracts and other assets is as follows:

As of May 31, 2010	Carrying Amount	Accumulated Amortization	Net

Service contracts	$346,569	$243,124	$103,445

Noncompete and consulting agreements	$68,435	$53,425	$15,010
Investments (1)	68,616	—	68,616
Other	10,516	4,242	6,274

Total	$147,567	$57,667	$89,900

As of May 31, 2009	Carrying Amount	Accumulated Amortization	Net

Service contracts	$335,473	$211,143	$124,330

Noncompete and consulting agreements	$65,683	$44,320	$21,363
Investments (1)	51,762	—	51,762
Other	10,675	3,467	7,208

Total	$128,120	$47,787	$80,333

(1)
Investments at May 31, 2010, include the cash surrender value of insurance policies of $34,294, equity method investments of $30,036 and cost method investments of $4,286. Investments at May 31, 2009, include the cash surrender value of insurance policies of $18,006, equity method investments of $28,742 and cost method investments of $5,014.

Amortization expense was $41,082, $42,534 and $43,337 for the fiscal years ended May 31, 2010, 2009 and 2008, respectively. Estimated amortization expense, excluding any future acquisitions, for each of the next five years is $37,869, $31,462, $15,398, $12,282 and $9,509, respectively.

6.  Long-Term Debt and Derivatives

	2010	2009

Unsecured term notes due through 2036 at an average rate of 6.07%	$786,053	$786,627
Other	—	29

	786,053	786,656
Less: amounts due within one year	609	598

	$785,444	$786,058

Letters of credit outstanding were $95,878 and $68,640 for the fiscal years ended May 31, 2010 and 2009, respectively. Maturities of long-term debt during each of the next five years are $609, $642, $225,636, $8,187 and $503, respectively.

Interest paid was $48,592, $49,857 and $49,707 for the fiscal years ended May 31, 2010, 2009 and 2008, respectively.

Cintas has a commercial paper program supported by a $600,000 long-term credit facility. There was no commercial paper outstanding for the fiscal years ended May 31, 2010 or 2009.

Cintas used interest rate lock agreements to hedge against movements in the treasury rates at the time Cintas issued its senior notes in fiscal 2002, fiscal 2007 and fiscal 2008. The amortization of the cash flow hedges resulted in a credit to other comprehensive income of $767, $767 and $521 for the fiscal years ended May 31, 2010, 2009 and 2008, respectively.

To hedge the exposure of movements in the foreign currency rates, Cintas uses foreign currency hedges. These hedges reduce the impact on cash flows from movements in the foreign currency exchange rates. Examples of foreign currency hedge instruments that Cintas may use are average rate options and forward contracts. Cintas had average rate options included in accounts receivable, net of $450 and $78 for the fiscal years ended May 31, 2010 and 2009, respectively. Cintas also had average rate options included in current accrued liabilities of $64 and $253 for the fiscal years ended May 31, 2010 and 2009, respectively. These instruments increased foreign currency exchange loss by $520 during fiscal 2010 and reduced foreign currency exchange loss by $1,095 during fiscal 2009.

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

7.  Leases

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

The minimum rental payments under noncancelable lease arrangements for each of the next five years and thereafter are $27,766, $22,017, $15,331, $9,587, $5,885 and $8,455, respectively. Rent expense under operating leases during the fiscal years ended May 31, 2010, 2009 and 2008, was $38,046, $37,897 and $34,996, respectively.

8.  Income Taxes

Income before income taxes consist of the following components:

	2010	2009	2008

U.S. operations	$315,717	$332,863	$476,279
Foreign operations	28,175	28,730	54,425

	$343,892	$361,593	$530,704

Income taxes consist of the following components:

	2010	2009	2008

Current:
Federal	$106,389	$135,909	$171,927
State and local	12,909	18,962	17,225

	119,298	154,871	189,152
Deferred	8,974	(19,635)	6,147

	$128,272	$135,236	$195,299

Reconciliation of income tax expense using the statutory rate and actual income tax expense is as follows:

	2010	2009	2008

Income taxes at the U.S. federal statutory rate	$120,362	$126,558	$185,746
State and local income taxes, net of federal benefit	8,631	9,062	12,832
Other	(721)	(384)	(3,279)

	$128,272	$135,236	$195,299

The components of deferred income taxes included on the consolidated balance sheets are as follows:

	2010	2009

Deferred tax assets:
Allowance for doubtful accounts	$4,890	$6,211
Inventory obsolescence	12,381	17,877
Insurance and contingencies	16,148	15,492
Stock-based compensation	9,954	7,000
Other	20,622	16,294

	63,995	62,874
Deferred tax liabilities:
In service inventory	8,416	7,743
Property	81,634	76,482
Intangibles	65,868	58,538
State taxes and other	6,222	2,775

	162,140	145,538

Net deferred tax liability	$98,145	$82,664

Income taxes paid were $103,762, $187,150 and $180,634 for the fiscal years ended May 31, 2010, 2009 and 2008, respectively.

Undistributed earnings of foreign subsidiaries were approximately $198,273, $181,556 and $184,551 for the fiscal years ended May 31, 2010, 2009 and 2008, respectively, for which deferred taxes have not been provided. Such earnings are considered indefinitely invested in the foreign subsidiaries. If such earnings were repatriated, additional tax expense may result. The current calculation of such additional taxes is not practicable.

Accounting for uncertain tax positions requires the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Companies may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.

As of May 31, 2010 and May 31, 2009, there was $27,777 and $26,261, respectively, in total unrecognized tax benefits, which if recognized, would favorably impact Cintas' effective tax rate. Cintas recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense in the consolidated statements of income, which is consistent with the recognition of these items in prior reporting periods. The total amount accrued for interest and penalties as of May 31, 2010 and May 31, 2009, was $15,693 and $15,739, respectively. Cintas records this tax liability in both current and long-term accrued liabilities on the consolidated balance sheets.

In the normal course of business, Cintas provides for uncertain tax positions and the related interest, and adjusts its unrecognized tax benefits and accrued interest accordingly. Unrecognized tax benefits related to continuing operations increased by $879 in fiscal 2010, decreased by $18,682 in fiscal 2009 and increased by $2,770 in fiscal 2008. Accrued interest decreased by $46 in fiscal 2010, decreased by $565 in fiscal 2009 and increased by $487 in fiscal 2008.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at June 1, 2008	$115,329
Additions based on tax positions related to the current year	1,525
Additions for tax positions of prior years	1,989
Settlements	(3,120)
Statute expirations	(20,558)

Balance at May 31, 2009	$95,165
Additions based on tax positions related to the current year	1,528
Additions for tax positions of prior years	3,760
Settlements	(605)
Statute expirations	(3,991)

Balance at May 31, 2010	$95,857

The majority of Cintas' operations are in North America. Cintas is required to file federal income tax returns as well as state income tax returns in a majority of the domestic states and also in certain Canadian provinces. At times, Cintas is subject to audits in these jurisdictions. The audits, by nature, are sometimes complex and can require several years to resolve. The final resolution of any such tax audit could result in either a reduction in Cintas' accruals or an increase in its income tax provision, either of which could have an impact on the consolidated results of operation in any given period.

All U.S. federal income tax returns are closed to audit through fiscal 2006. Cintas is currently in advanced stages of various audits in certain foreign jurisdictions and certain domestic states. The years under audit cover fiscal years back to 2000. Based on the resolution of the various audits, it is reasonably possible that the balance of unrecognized tax benefits could decrease by approximately $15,000 for the fiscal year ended May 31, 2011.

9.  Acquisitions

The purchase price paid for each acquisition has been allocated to the fair value of the assets acquired and liabilities assumed. During fiscal 2010, Cintas acquired three First Aid, Safety and Fire Protection Services operating segment businesses and four Document Management Services operating segment businesses. During fiscal 2009, Cintas acquired three First Aid, Safety and Fire Protection Services operating segment businesses and twelve Document Management Services operating segment businesses. The following summarizes the aggregate purchase price for all businesses acquired:

	2010	2009

Fair value of tangible assets acquired	$23,006	$6,546
Fair value of goodwill acquired	26,978	19,024
Fair value of service contracts acquired	9,018	4,085
Fair value of other intangibles acquired	3,828	2,288

Total fair value of assets acquired	62,830	31,943
Fair value of liabilities assumed and incurred	11,870	574

Total cash paid for acquisitions	$50,960	$31,369

The results of operation for the acquired businesses are included in the consolidated statements of income from the dates of acquisition. The pro forma revenue, net income and earnings per share information relating to acquired businesses are not presented because they are not significant to Cintas.

10.  Defined Contribution Plans

Cintas' Partners' Plan (the Plan) is a non-contributory profit sharing plan and Employee Stock Ownership Plan (ESOP) for the benefit of substantially all U.S. Cintas employees who have completed one year of service. The Plan also includes a 401(k) savings feature covering substantially all U.S. employees. The amounts of contributions to the Plan and ESOP, as well as the matching contribution to the 401(k), are made at the discretion of Cintas. Total contributions, including Cintas' matching contributions, which approximate cost, were $19,849, $23,400 and $28,700 for the fiscal years ended May 31, 2010, 2009 and 2008, respectively.

Cintas has a non-contributory deferred profit sharing plan (DPSP), which covers substantially all Canadian employees. In addition, a registered retirement savings plan (RRSP) is offered to those employees. The amounts of contributions to the DPSP, as well as the matching contribution to the RRSP, are made at the discretion of Cintas. Total contributions, which approximate cost, were $921, $1,086 and $1,500 for the fiscal years ended May 31, 2010, 2009 and 2008, respectively.

Cintas has a supplemental executive retirement plan (SERP) subject to Section 409A of the Internal Revenue Code for the benefit of certain highly compensated Cintas employees. The SERP allows participants to defer the receipt of compensation which would otherwise become payable to them. Matching contributions are made at the discretion of Cintas. Total matching contributions were $5,014, $5,498 and $5,915 for the fiscal years ended May 31, 2010, 2009 and 2008, respectively.

11.  Earnings per Share

Cintas adopted new guidance for determining whether instruments granted in share-based payment transactions are participating securities on June 1, 2009, using the retrospective method. The retrospective application had no impact on the basic and diluted earnings per share for the fiscal years ended May 31, 2009 and 2008, respectively. The following table sets forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Cintas' common shares:

	2010	2009	2008

Basic Earnings per Share
Net income	$215,620	$226,357	$335,405
Less dividends to:
Common shares	$73,377	$71,811	$70,692
Unvested shares	583	396	139

Total dividends	$73,960	$72,207	$70,831
Undistributed net income	$141,660	$154,150	$264,574
Less: net income allocated to participating unvested securities	661	427	315

Net income available to common shareholders	$140,999	$153,723	$264,259

Basic weighted average common shares outstanding	152,858	152,942	155,678

Basic earnings per share:
Common shares — distributed earnings	$0.48	$0.47	$0.46
Common shares — undistributed earnings	0.92	1.01	1.69

Total common shares	$1.40	$1.48	$2.15

Unvested shares — distributed earnings	$0.48	$0.47	$0.46
Unvested shares — undistributed earnings	0.92	1.01	1.69

Total unvested shares	$1.40	$1.48	$2.15

	2010	2009	2008

Diluted Earnings per Share
Net income	$215,620	$226,357	$335,405
Less dividends to:
Common shares	$73,377	$71,811	$70,692
Unvested shares	583	396	139

Total dividends	$73,960	$72,207	$70,831
Undistributed net income	$141,660	$154,150	$264,574
Less: net income allocated to participating unvested securities	661	427	315

Net income available to common shareholders	$140,999	$153,723	$264,259

Basic weighted average common shares outstanding	152,858	152,942	155,678

Effect of dilutive securities — employee stock options	—	—	—
Diluted weighted average common shares outstanding	152,858	152,942	155,678

Diluted earnings per share:
Common shares — distributed earnings	$0.48	$0.47	$0.46
Common shares — undistributed earnings	0.92	1.01	1.69

Total common shares	$1.40	$1.48	$2.15

Unvested shares — distributed earnings	$0.48	$0.47	$0.46
Unvested shares — undistributed earnings	0.92	1.01	1.69

Total unvested shares	$1.40	$1.48	$2.15

For the fiscal years ended May 31, 2010, 2009 and 2008, 4,451, 5,474 and 3,060 options granted to purchase shares of Cintas common stock, respectively, were excluded from the computation of diluted earnings per share. The exercise prices of these options were greater than the average market price of the common shares (anti-dilutive).

12.  Stock-Based Compensation

Under the 2005 Equity Compensation Plan adopted by Cintas in fiscal 2006, Cintas may grant officers and key employees equity compensation in the form of stock options, stock appreciation rights, restricted and unrestricted stock awards, performance awards and other stock unit awards up to an aggregate of 14,000,000 shares of Cintas' common stock. At May 31, 2010, 10,914,768 shares of common stock are reserved for future issuance under the 2005 Equity Compensation Plan. The compensation cost was $15,349, $11,953 and $7,456 for the fiscal years ended May 31, 2010, 2009 and 2008, respectively. The total income tax benefit recognized in the consolidated income statement for share-based compensation arrangements was $3,912, $2,809 and $2,022 for the fiscal years ended May 31, 2010, 2009 and 2008, respectively.

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

The fair value of these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	2010	2009	2008

Risk-free interest rate	3.9%	4.5%	4.5%
Dividend yield	1.3%	1.0%	0.8%
Expected volatility of Cintas' common stock	30.0%	30.0%	30.0%
Expected life of the option in years	7.5	7.5	8.5

The risk-free interest rate is based on U.S. government issues with a remaining term equal to the expected life of the stock options. The determination of expected volatility is based on historical volatility of Cintas' common stock over the period commensurate with the expected term of stock options, as well as other relevant factors. The weighted average expected term was determined based on the historical employee exercise behavior of the options. The weighted-average fair value of stock options granted during fiscal 2010, 2009 and 2008 was $10.16, $10.17 and $15.89, respectively.

The information presented in the following table relates primarily to stock options granted and outstanding under either the 2005 Equity Compensation Plan or under previously adopted plans:

	Shares	Weighted Average Exercise Price

Outstanding, May 31, 2007 (2,316,157 shares exercisable)	6,648,604	$40.60
Granted	1,005,200	30.99
Canceled	(745,197)	40.15
Exercised	(259,839)	24.07

Outstanding, May 31, 2008 (2,041,837 shares exercisable)	6,648,768	39.85
Granted	539,039	23.62
Canceled	(828,383)	36.47
Exercised	—	—

Outstanding, May 31, 2009 (1,914,710 shares exercisable)	6,359,424	38.91
Granted	1,070,798	28.52
Canceled	(963,016)	35.98
Exercised	—	—

Outstanding, May 31, 2010 (1,838,530 shares exercisable)	6,467,206	$37.63

There were no stock options exercised during the years ended May 31, 2010 or 2009. The total cash received from employees as a result of employee stock option exercises for the fiscal year ended May 31, 2008, was $4,430.

The fair value of stock options vested was $6,808, $3,458 and $2,069 for the fiscal years ended May 31, 2010, 2009 and 2008, respectively.

The following table summarizes the information related to stock options outstanding at May 31, 2010:

		Outstanding Options		Exercisable Options

Range of Exercise Prices	Number Outstanding	Average Remaining Option Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 20.29 – $ 36.08	2,316,163	8.36	$28.94	122,340	$33.30
36.10 – 41.65	1,652,693	3.98	39.99	715,590	40.73
41.72 – 44.33	1,344,650	3.24	42.34	562,700	42.53
44.43 – 53.19	1,153,700	3.70	45.67	437,900	47.67

$ 20.29 – $ 53.19	6,467,206	5.34	$37.63	1,838,530	$42.44

At May 31, 2010, the aggregate intrinsic value of stock options outstanding and exercisable was $971 and $23, respectively.

The weighted-average remaining contractual term of stock options exercisable is 2.2 years.

Restricted Stock Awards

Restricted stock awards consist of Cintas' common stock which is subject to such conditions, restrictions and limitations as the Compensation Committee of the Board of Directors determines to be appropriate. The vesting period is generally three years after the grant date. The recipient of restricted stock awards will have all rights of a shareholder of Cintas, including the right to vote and the right to receive cash dividends, during the vesting period.

The information presented in the following table relates to restricted stock awards granted and outstanding under the plan adopted in fiscal 2006:

	Shares	Weighted Average Grant Price

Outstanding, unvested grants at May 31, 2007	329,424	$37.35
Granted	240,086	30.05
Canceled	(35,879)	38.16
Vested	—	—

Outstanding, unvested grants at May 31, 2008	533,631	34.01
Granted	502,821	26.66
Canceled	(52,583)	32.99
Vested	(2,500)	36.08

Outstanding, unvested grants at May 31, 2009	981,369	30.29
Granted	597,514	24.63
Canceled	(53,278)	27.85
Vested	(118,254)	36.57

Outstanding, unvested grants at May 31, 2010	1,407,351	$27.45

The remaining unrecognized compensation cost related to unvested stock options and restricted stock at May 31, 2010, was $50,614, and the weighted-average period of time over which this cost will be recognized is 3.1 years.

13.  Litigation and Other Contingencies

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

Cintas is a defendant in a purported class action lawsuit, Mirna E. Serrano, et al. v. Cintas Corporation (Serrano), filed on May 10, 2004, and pending in the United States District Court, Eastern District of Michigan, Southern Division. The Serrano plaintiffs alleged that Cintas discriminated against women in hiring into various service sales representative positions across all divisions of Cintas. On November 15, 2005, the Equal Employment Opportunity Commission (EEOC) intervened in the Serrano lawsuit. The Serrano plaintiffs seek injunctive relief, compensatory damages, punitive damages, attorneys' fees and other remedies. On October 27, 2008, the United States District Court in the Eastern District of Michigan granted summary judgment in favor of Cintas limiting the scope of the putative class in the Serrano lawsuit to female applicants for service sales representative positions at Cintas locations within the state of Michigan. Consequently, all claims brought by female applicants for service sales representative positions outside of the state of Michigan were dismissed. Similarly, any claims brought by the EEOC on behalf of similarly situated female applicants outside of the state of Michigan have also been dismissed from the Serrano lawsuit. Cintas is a defendant in another purported class action lawsuit, Blanca Nelly Avalos, et al. v. Cintas Corporation (Avalos), which was filed in the United States District Court, Eastern District of Michigan, Southern Division. The Avalos plaintiffs alleged that Cintas discriminated against women, African-Americans and Hispanics in hiring into various service sales representative positions in Cintas' Rental division only throughout the United States. The Avalos plaintiffs sought injunctive relief, compensatory damages, punitive damages, attorneys' fees and other remedies. The claims in Avalos originally were brought in the lawsuit captioned Robert Ramirez, et al. v. Cintas Corporation (Ramirez), filed on January 20, 2004, in the United States District Court, Northern District of California, San Francisco Division. On May 11, 2006, the Ramirez and Avalos African-American, Hispanic and female failure to hire into service sales representative positions claims and the EEOC's intervention were consolidated for pretrial purposes with the Serrano case and transferred to the United States District Court for the Eastern District of Michigan, Southern Division. The consolidated case was known as Mirna E. Serrano/Blanca Nelly Avalos, et al. v. Cintas Corporation (Serrano/Avalos). On March 31, 2009, the United States District Court, Eastern District of Michigan, Southern Division entered an order denying class certification to all plaintiffs in the Serrano/Avalos lawsuits. Following denial of class certification, the Judge permitted the individual Avalos and Serrano plaintiffs to proceed separately. In the Serrano case, all private individual claims have been dismissed with prejudice and the EEOC is continuing to pursue individual claims on behalf of 13 claimants. On April 15, 2010, the United States District Court, Eastern Division of Michigan, Southern Division entered an order granting summary judgment against all individual plaintiffs in the Avalos lawsuit. On May 11, 2010, Plaintiff Tanesha Davis, on behalf of all similarly situated plaintiffs, filed a notice of appeal of the District Court's summary judgment order in the United States Court of Appeals for the Sixth Circuit. The Appellate Court has made no determination regarding the merits of Davis' appeal.

The litigation discussed above, if decided or settled adversely to Cintas, may, individually or in the aggregate, result in liability material to Cintas' consolidated financial condition or results of operation and could increase costs of operations on an ongoing basis. Any estimated liability relating to these proceedings is not determinable at this time. Cintas may enter into discussions regarding settlement of these and other lawsuits, and may enter into settlement agreements if it believes such settlement is in the best interest of Cintas' shareholders.

Cintas is a defendant in a purported class action lawsuit, Paul Veliz, et al. v. Cintas Corporation (Veliz), filed on March 19, 2003, in the United States District Court, Northern District of California, Oakland Division, alleging that Cintas violated certain federal and state wage and hour laws applicable to its service sales representatives, whom Cintas considers exempt employees, and asserting additional related ERISA claims. On April 5, 2004 and February 14, 2006, the Court stayed the claims of all plaintiffs with valid arbitration agreements pending arbitration of those claims. Claims made in the Veliz action, therefore, are pending before the United States District Court, Northern District of California and Judge Bruce Meyerson (Ret.), an Arbitrator selected by the parties. On August 5, 2009, the parties in the Veliz action reached a settlement in principle. When the settlement is fully documented and approved by the Court, the settlement will resolve all claims now pending or that could have been brought relating to the subject matter of the case before the Court and the Arbitrator. Cintas expects that the approval process will take several months. The principal terms of the settlement provide for an aggregate cash payment of approximately $23,950 which is accrued in current accrued liabilities at May 31, 2010. The pre-tax impact, net of insurance proceeds, was $19,477.

During fiscal 2010, Cintas had other legal settlements that totaled $4,052, net of insurance proceeds. None of these settlements were significant individually. These settlements included litigation related to multiple subjects including employment practices and insurance coverage.

14.  Operating Segment Information

Cintas classifies its businesses into four operating segments. The Rental Uniforms and Ancillary Products operating segment consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items. In addition to these rental items, restroom cleaning services and supplies and carpet and tile cleaning services are also provided within this operating segment. The Uniform Direct Sales operating segment consists of the direct sale of uniforms and related items and branded promotional products. The First Aid, Safety and Fire Protection Services operating segment consists of first aid, safety and fire protection products and services. The Document Management Services operating segment consists of document destruction, document imaging and document retention services.

As described more fully in Note 2 entitled Restructuring and Related Activity, Cintas recorded a charge of $59,097 related to restructuring activities and impairment of long-lived assets in the fiscal year ended May 31, 2009. The total charges due to the restructuring activities and impairment of long-lived assets for the Rental Uniforms and Ancillary Products, Uniform Direct Sales, First Aid, Safety and Fire Protection Services and Document Management Services operating segments is $52,986, $4,682, $1,107 and $322, respectively.

Cintas evaluates the performance of each operating segment based on several factors of which the primary financial measures are operating segment revenue and income before income taxes. The accounting policies of the operating segments are the same as those described in Note 1 entitled Significant Accounting Policies. Information related to the operations of Cintas' operating segments is set forth below:

	Rental Uniforms & Ancillary Products	Uniform Direct Sales	First Aid, Safety & Fire Protection	Document Management	Corporate	Total

May 31, 2010
Revenue	$2,569,357	$386,370	$338,651	$252,961	$—	$3,547,339

Gross margin	$1,119,781	$116,336	$131,726	$129,974	$—	$1,497,817
Selling and admin. expenses	786,145	76,232	118,284	105,698	—	1,086,359
Legal settlements, net of insurance proceeds	—	—	—	—	23,529	23,529
Restructuring charges	(2,880)	—	—	—	—	(2,880)
Interest income	—	—	—	—	(1,695)	(1,695)
Interest expense	—	—	—	—	48,612	48,612

Income before income taxes	$336,516	$40,104	$13,442	$24,276	$(70,446)	$343,892

Depreciation and amortization	$131,714	$7,582	$16,178	$37,667	$—	$193,141

Capital expenditures	$68,224	$6,791	$8,155	$27,908	$—	$111,078

Total assets	$2,375,208	$198,955	$329,569	$499,917	$566,087	$3,969,736

May 31, 2009
Revenue	$2,755,015	$428,369	$378,097	$213,204	$—	$3,774,685

Gross margin	$1,192,785	$106,033	$144,180	$107,873	$—	$1,550,871
Selling and admin. expenses	769,275	98,131	127,126	88,177	—	1,082,709
Restructuring charges	8,782	547	564	316	—	10,209
Impairment of long-lived assets	44,204	4,135	543	6	—	48,888
Interest income	—	—	—	—	(2,764)	(2,764)
Interest expense	—	—	—	—	50,236	50,236

Income before income taxes	$370,524	$3,220	$15,947	$19,374	$(47,472)	$361,593

Depreciation and amortization	$140,448	$6,950	$18,282	$34,426	$—	$200,106

Capital expenditures	$114,423	$14,582	$8,312	$22,775	$—	$160,092

Total assets	$2,533,406	$140,826	$324,158	$472,423	$250,138	$3,720,951

May 31, 2008
Revenue	$2,834,568	$517,490	$403,552	$182,290	$—	$3,937,900

Gross margin	$1,252,951	$168,210	$160,823	$99,616	$—	$1,681,600
Selling and admin. expenses	801,691	103,444	125,185	73,825	—	1,104,145
Interest income	—	—	—	—	(6,072)	(6,072)
Interest expense	—	—	—	—	52,823	52,823

Income before income taxes	$451,260	$64,766	$35,638	$25,791	$(46,751)	$530,704

Depreciation and amortization	$139,781	$7,072	$17,483	$27,567	$—	$191,903

Capital expenditures	$140,838	$6,454	$12,043	$30,998	$—	$190,333

Total assets	$2,620,138	$205,638	$345,479	$445,651	$191,695	$3,808,601

15.  Quarterly Financial Data (Unaudited)

The following is a summary of the results of operation for each of the quarters within the fiscal years ended May 31, 2010 and 2009:

May 31, 2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue	$891,569	$884,509	$861,812	$909,449
Gross margin	$382,795	$369,847	$359,607	$385,568
Net income	$53,984	$57,176	$48,982	$55,478
Basic earnings per share	$0.35	$0.37	$0.32	$0.36
Diluted earnings per share	$0.35	$0.37	$0.32	$0.36
Weighted average number of shares outstanding (000's)	152,828	152,866	152,869	152,870

May 31, 2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue	$1,002,179	$985,184	$908,639	$878,683
Gross margin	$425,083	$415,000	$376,437	$334,351
Net income	$78,636	$71,838	$71,811	$4,072
Basic earnings per share	$0.51	$0.47	$0.47	$0.03
Diluted earnings per share	$0.51	$0.47	$0.47	$0.03
Weighted average number of shares outstanding (000's)	153,394	152,788	152,993	152,790

As described more fully in Note 2 entitled Restructuring and Related Activity, we recorded a charge of $59,097 related to restructuring activities and impairment of long-lived assets in the quarter ended May 31, 2009.

16.  Supplemental Guarantor Information

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

Condensed consolidating financial statements for Cintas, Corp. 2, the subsidiary guarantors and non-guarantors are presented on the following pages:

Condensed Consolidating Income Statement

Year Ended May 31, 2010	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Rental uniforms and ancillary products	$—	$1,970,303	$518,254	$180,847	$(100,047)	$2,569,357
Other services	—	1,216,779	351,368	66,229	(656,394)	977,982
Equity in net income of affiliates	215,620	—	—	—	(215,620)	—

	215,620	3,187,082	869,622	247,076	(972,061)	3,547,339
Costs and expenses (income):
Cost of rental uniforms and ancillary products	—	1,226,076	332,935	111,340	(220,775)	1,449,576
Cost of other services	—	798,841	297,890	41,316	(538,101)	599,946
Selling and administrative expenses	—	1,037,945	(20,140)	67,669	885	1,086,359
Legal settlements, net of insurance proceeds	—	—	23,529	—	—	23,529
Restructuring charges	—	(1,080)	(1,800)	—	—	(2,880)

Operating income	215,620	125,300	237,208	26,751	(214,070)	390,809
Interest income	—	(268)	(1,130)	(297)	—	(1,695)
Interest expense (income)	—	51,486	(2,897)	23	—	48,612

Income before income taxes	215,620	74,082	241,235	27,025	(214,070)	343,892
Income taxes	—	27,936	91,239	9,123	(26)	128,272

Net income	$215,620	$46,146	$149,996	$17,902	$(214,044)	$215,620

Condensed Consolidating Income Statement

Year Ended May 31, 2009	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Rental uniforms and ancillary products	$—	$2,101,857	$569,780	$175,711	$(92,333)	$2,755,015
Other services	—	1,295,603	397,426	60,414	(733,773)	1,019,670
Equity in net income of affiliates	226,357	—	—	—	(226,357)	—

	226,357	3,397,460	967,206	236,125	(1,052,463)	3,774,685
Costs and expenses (income):
Cost of rental uniforms and ancillary products	—	1,242,048	368,125	106,856	(154,799)	1,562,230
Cost of other services	—	958,634	348,159	38,449	(683,658)	661,584
Selling and administrative expenses	—	1,051,221	(27,889)	57,953	1,424	1,082,709
Restructuring charges	—	6,575	3,531	103	—	10,209
Impairment of long-lived assets	—	25,713	17,328	5,847	—	48,888

Operating income	226,357	113,269	257,952	26,917	(215,430)	409,065
Interest income	—	—	(930)	(1,834)	—	(2,764)
Interest expense (income)	—	53,197	(2,982)	21	—	50,236

Income before income taxes	226,357	60,072	261,864	28,730	(215,430)	361,593
Income taxes	—	17,152	110,001	8,083	—	135,236

Net income	$226,357	$42,920	$151,863	$20,647	$(215,430)	$226,357

Condensed Consolidating Income Statement

Year Ended May 31, 2008	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Rental uniforms and ancillary products	$—	$2,059,920	$578,426	$197,333	$(1,111)	$2,834,568
Other services	—	1,418,749	536,881	66,873	(919,171)	1,103,332
Equity in net income of affiliates	335,405	—	—	—	(335,405)	—

	335,405	3,478,669	1,115,307	264,206	(1,255,687)	3,937,900
Costs and expenses (income):
Cost of rental uniforms and ancillary products	—	1,262,373	372,225	115,822	(168,802)	1,581,618
Cost of other services	—	928,838	456,759	41,750	(752,665)	674,682
Selling and administrative expenses	—	1,078,984	(27,702)	57,239	(4,376)	1,104,145

Operating income	335,405	208,474	314,025	49,395	(329,844)	577,455
Interest income	—	—	(1,450)	(4,622)	—	(6,072)
Interest expense (income)	—	54,153	(7,107)	5,777	—	52,823

Income before income taxes	335,405	154,321	322,582	48,240	(329,844)	530,704
Income taxes	—	57,779	120,776	16,744	—	195,299

Net income	$335,405	$96,542	$201,806	$31,496	$(329,844)	$335,405

Condensed Consolidating Balance Sheet

As of May 31, 2010	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Assets
Current assets:
Cash and cash equivalents	$—	$34,905	$339,702	$36,674	$—	$411,281
Marketable securities	—	—	21,954	132,852	—	154,806
Accounts receivable, net	—	265,594	74,256	26,451	—	366,301
Inventories, net	—	144,826	16,857	9,420	(1,619)	169,484
Uniforms and other rental items in service	—	256,398	70,489	25,514	(20,295)	332,106
Income taxes, current	—	5,306	(591)	10,976	—	15,691
Deferred tax asset (liability)	—	—	54,474	(2,059)	—	52,415
Prepaid expenses	—	5,565	6,371	1,487	—	13,423
Assets held for sale	—	—	9,437	—	—	9,437

Total current assets	—	712,594	592,949	241,315	(21,914)	1,524,944
Property and equipment, at cost, net	—	591,040	240,462	63,020	—	894,522
Goodwill	—	—	1,310,675	46,250	—	1,356,925
Service contracts, net	—	98,335	880	4,230	—	103,445
Other assets, net	2,032,649	1,608,188	814,657	322,707	(4,688,301)	89,900

	$2,032,649	$3,010,157	$2,959,623	$677,522	$(4,710,215)	$3,969,736

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$(465,247)	$164,131	$343,454	$(8,614)	$38,023	$71,747
Accrued compensation and related liabilities	—	42,181	21,730	3,013	—	66,924
Accrued liabilities	—	53,432	178,698	13,092	(820)	244,402
Long-term debt due within one year	—	805	(196)	—	—	609

Total current liabilities	(465,247)	260,549	543,686	7,491	37,203	383,682
Long-term liabilities:
Long-term debt due after one year	—	795,541	(10,917)	—	820	785,444
Deferred income taxes	—	—	145,563	4,997	—	150,560
Accrued liabilities	—	—	115,549	472	—	116,021

Total long-term liabilities	—	795,541	250,195	5,469	820	1,052,025
Total shareholders' equity	2,497,896	1,954,067	2,165,742	664,562	(4,748,238)	2,534,029

	$2,032,649	$3,010,157	$2,959,623	$677,522	$(4,710,215)	$3,969,736

Condensed Consolidating Balance Sheet

As of May 31, 2009	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Assets
Current assets:
Cash and cash equivalents	$—	$39,397	$76,979	$13,369	$—	$129,745
Marketable securities	—	—	—	120,393	—	120,393
Accounts receivable, net	—	275,878	88,158	21,944	(28,302)	357,678
Inventories, net	—	194,604	2,505	8,248	(3,006)	202,351
Uniforms and other rental items in service	—	258,766	76,167	20,998	(20,484)	335,447
Income taxes, current	—	3,172	15,865	6,475	—	25,512
Deferred tax asset (liability)	—	—	67,298	(930)	—	66,368
Prepaid expenses	—	6,178	9,473	1,384	—	17,035
Assets held for sale	—	—	15,744	—	—	15,744

Total current assets	—	777,995	352,189	191,881	(51,792)	1,270,273
Property and equipment, at cost, net	—	636,348	227,325	50,954	—	914,627
Goodwill	—	—	1,293,559	37,829	—	1,331,388
Service contracts, net	—	118,459	1,658	4,213	—	124,330
Other assets, net	1,876,863	1,598,027	1,782,517	336,264	(5,513,338)	80,333

	$1,876,863	$3,130,829	$3,657,248	$621,141	$(5,565,130)	$3,720,951

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$(465,247)	$162,162	$371,731	$(20,013)	$21,332	$69,965
Accrued compensation and related liabilities	—	32,119	14,296	1,999	—	48,414
Accrued liabilities	—	43,066	131,618	8,066	(858)	181,892
Long-term debt due within one year	—	749	68	—	(219)	598

Total current liabilities	(465,247)	238,096	517,713	(9,948)	20,255	300,869
Long-term liabilities:
Long-term debt due after one year	—	796,351	241	24,511	(35,045)	786,058
Deferred income taxes	—	—	145,444	3,588	—	149,032
Accrued liabilities	—	—	117,210	373	—	117,583

Total long-term liabilities	—	796,351	262,895	28,472	(35,045)	1,052,673
Total shareholders' equity	2,342,110	2,096,382	2,876,640	602,617	(5,550,340)	2,367,409

	$1,876,863	$3,130,829	$3,657,248	$621,141	$(5,565,130)	$3,720,951

Condensed Consolidating Statement of Cash Flows

Year Ended May 31, 2010	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Cash flows from operating activities:
Net income	$215,620	$46,146	$149,996	$17,902	$(214,044)	$215,620
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	—	105,981	37,149	8,929	—	152,059
Amortization	—	37,723	879	2,480	—	41,082
Stock-based compensation	15,349	—	—	—	—	15,349
Deferred income taxes	—	(1,745)	12,668	2,372	—	13,295
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	—	17,360	14,594	(2,512)	(28,302)	1,140
Inventories, net	—	49,396	(16,803)	(913)	(1,387)	30,293
Uniforms and other rental items in service	—	2,379	5,655	(3,681)	(189)	4,164
Prepaid expenses	—	667	3,101	(53)	—	3,715
Accounts payable	—	19,707	(70,957)	43,498	16,691	8,939
Accrued compensation and related liabilities	—	10,022	7,435	936	—	18,393
Accrued liabilities	—	2,489	45,418	(417)	38	47,528
Income taxes payable (receivable)	—	(2,134)	16,455	(4,326)	—	9,995

Net cash provided by (used in) operating activities	230,969	287,991	205,590	64,215	(227,193)	561,572
Cash flows from investing activities:
Capital expenditures	—	(62,236)	(42,422)	(6,420)	—	(111,078)
Proceeds from sale or redemption of marketable securities	—	—	8,361	26,351	—	34,712
Purchase of marketable securities and investments	—	(24,826)	161,621	(34,137)	(183,927)	(81,269)
Acquisitions of businesses, net of cash acquired	—	(25,686)	—	(24,758)	—	(50,444)
Other, net	(156,082)	(179,965)	(34,494)	84	375,036	4,579

Net cash (used in) provided by investing activities	(156,082)	(292,713)	93,066	(38,880)	191,109	(203,500)
Cash flows from financing activities:
Repayment of debt	—	(754)	(35,933)	—	36,084	(603)
Dividends paid	(73,950)	—	—	(10)	—	(73,960)
Repurchase of common stock	(969)	—	—	—	—	(969)
Other	32	767	—	(1,776)	—	(977)

Net cash (used in) provided by financing activities	(74,887)	13	(35,933)	(1,786)	36,084	(76,509)
Effect of exchange rate changes on cash and cash equivalents	—	217	—	(244)	—	(27)

Net (decrease) increase in cash and cash equivalents	—	(4,492)	262,723	23,305	—	281,536
Cash and cash equivalents at beginning of period	—	39,397	76,979	13,369	—	129,745

Cash and cash equivalents at end of period	$—	$34,905	$339,702	$36,674	$—	$411,281

Condensed Consolidating Statement of Cash Flows

Year Ended May 31, 2009	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Cash flows from operating activities:
Net income	$226,357	$42,920	$151,863	$20,647	$(215,430)	$226,357
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	—	111,242	38,289	8,041	—	157,572
Amortization	—	39,637	1,115	1,782	—	42,534
Impairment of long-lived assets	—	25,713	18,222	4,953	—	48,888
Stock-based compensation	11,953	—	—	—	—	11,953
Deferred income taxes	—	—	1,429	(2,603)	—	(1,174)
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	—	37,582	31,432	5,100	(2,965)	71,149
Inventories, net	—	23,521	15,843	(517)	(3,711)	35,136
Uniforms and other rental items in service	—	29,220	7,859	(149)	(7,269)	29,661
Prepaid expenses	—	(1,131)	(3,597)	(221)	—	(4,949)
Accounts payable	—	(115,841)	101,999	(13,474)	2,756	(24,560)
Accrued compensation and related liabilities	—	2,141	(3,917)	(236)	—	(2,012)
Accrued liabilities	—	(11,594)	(19,038)	1,579	62	(28,991)
Income taxes receivable	—	(3,461)	(28,551)	(6,030)	—	(38,042)

Net cash provided by (used in) operating activities	238,310	179,949	312,948	18,872	(226,557)	523,522
Cash flows from investing activities:
Capital expenditures	—	(91,914)	(59,925)	(8,253)	—	(160,092)
Proceeds from sale or redemption of marketable securities	—	—	—	116,433	—	116,433
Purchase of marketable securities and investments	—	1,912	13,691	(122,652)	(21,353)	(128,402)
Acquisitions of businesses, net of cash acquired	—	(21,561)	—	(9,348)	—	(30,909)
Other, net	(140,259)	88,792	(193,727)	(64)	245,007	(251)

Net cash (used in) provided by investing activities	(140,259)	(22,771)	(239,961)	(23,884)	223,654	(203,221)
Cash flows from financing activities:
Proceeds from issuance of debt	—	7,500	—	—	—	7,500
Repayment of debt	—	(163,693)	(3,859)	—	2,903	(164,649)
Dividends paid	(72,207)	—	—	—	—	(72,207)
Repurchase of common stock	(25,847)	—	—	—	—	(25,847)
Other	3	767	—	85	—	855

Net cash (used in) provided by financing activities	(98,051)	(155,426)	(3,859)	85	2,903	(254,348)
Effect of exchange rate changes on cash and cash equivalents	—	173	—	(2,605)	—	(2,432)

Net increase (decrease) in cash and cash equivalents	—	1,925	69,128	(7,532)	—	63,521
Cash and cash equivalents at beginning of period	—	37,472	7,851	20,901	—	66,224

Cash and cash equivalents at end of period	$—	$39,397	$76,979	$13,369	$—	$129,745

Condensed Consolidating Statement of Cash Flows

Year Ended May 31, 2008	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Cash flows from operating activities:
Net income	$335,405	$96,542	$201,806	$31,496	$(329,844)	$335,405
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	—	97,366	42,730	8,470	—	148,566
Amortization	—	39,762	1,303	2,272	—	43,337
Stock-based compensation	7,456	—	—	—	—	7,456
Deferred income taxes	—	—	1,380	283	—	1,663
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	—	(9,760)	(10,217)	(2,630)	7,668	(14,939)
Inventories, net	—	(9,703)	5,053	(587)	(863)	(6,100)
Uniforms and other rental items in service	—	(14,890)	(3,183)	(1,083)	(4,698)	(23,854)
Prepaid expenses	—	318	3,630	(118)	—	3,830
Accounts payable	—	2,149,538	(2,139,010)	27,909	(7,870)	30,567
Accrued compensation and related liabilities	—	(17,793)	6,022	(659)	—	(12,430)
Accrued liabilities	—	20,651	(753)	486	14	20,398
Income taxes (receivable) payable	—	(386)	11,123	(1,896)	—	8,841

Net cash provided by (used in) operating activities	342,861	2,351,645	(1,880,116)	63,943	(335,593)	542,740
Cash flows from investing activities:
Capital expenditures	—	(121,909)	(60,818)	(7,606)	—	(190,333)
Proceeds from sale or redemption of marketable securities	—	—	37,663	8,128	—	45,791
Purchase of marketable securities and investments	—	(1,530,460)	(371,128)	(42,921)	1,890,011	(54,498)
Acquisitions of businesses, net of cash acquired	—	(93,773)	(41)	(17,721)	—	(111,535)
Other, net	(84,965)	(671,455)	2,308,662	(6)	(1,552,636)	(400)

Net cash (used in) provided by investing activities	(84,965)	(2,417,597)	1,914,338	(60,126)	337,375	(310,975)
Cash flows from financing activities:
Proceeds from issuance of debt	—	295,000	—	—	—	295,000
Repayment of debt	—	(229,090)	(1,537)	—	(1,782)	(232,409)
Stock options exercised	8,371	—	—	—	—	8,371
Dividends paid	(70,831)	—	—	—	—	(70,831)
Repurchase of common stock	(191,479)	—	—	—	—	(191,479)
Other	(3,957)	(7,319)	—	(80)	—	(11,356)

Net cash (used in) provided by financing activities	(257,896)	58,591	(1,537)	(80)	(1,782)	(202,704)
Effect of exchange rate changes on cash and cash equivalents	—	578	—	1,225	—	1,803

Net (decrease) increase in cash and cash equivalents	—	(6,783)	32,685	4,962	—	30,864
Cash and cash equivalents at beginning of period	—	44,255	(24,834)	15,939	—	35,360

Cash and cash equivalents at end of period	$—	$37,472	$7,851	$20,901	$—	$66,224

Item 9.  Changes in and Disagreements with
Accountants on Accounting and Financial Disclosure

Nothing to report.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

With the participation of Cintas' management, including Cintas' Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, Cintas has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of May 31, 2010. Based on such evaluation, Cintas' management, including Cintas' Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, have concluded that Cintas' disclosure controls and procedures were effective as of May 31, 2010, in ensuring (i) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is accumulated and communicated to Cintas' management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no significant changes in Cintas' internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended May 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. See "Management's Report on Internal Control over Financial Reporting" and "Report of Independent Registered Public Accounting Firm" in Item 8 preceding Cintas' financial statements.

Item 9B.  Other Information

Nothing to report.

 Part III

Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference to the Registrant's Proxy Statement for its 2010 Annual Shareholders' Meeting to be filed with the Commission pursuant to Regulation 14A.

The information called for by Item 12 relating to "Securities Authorized for Issuance under Equity Compensation Plans" is set forth in the table below:

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

Plan category	Number of shares to be issued upon exercise of outstanding options (1)	Weighted average exercise price of outstanding options (1)	Number of shares remaining available for future issuance under equity compensation plans

Equity compensation plans approved by shareholders	6,467,206	$37.63	10,914,768
Equity compensation plans not approved by shareholders	—	—	—

Total	6,467,206	$37.63	10,914,768

(1) Excludes 1,407,351 unvested restricted stock units.

 Part IV

Item 15.  Exhibits and Financial Statement Schedules

(a) (1)	Financial Statements. All financial statements required to be filed by Item 8 of this Form and included in this report are listed in Item 8. No additional financial statements are filed because the requirements for paragraph (d) under Item 14 are not applicable to Cintas.
(a) (2)	Financial Statement Schedule:
For each of the three years in the period ended May 31, 2010.
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
4.2	Form of 6% Senior Note due 2012 (Incorporated by reference to Cintas' Form 10-Q for the quarter ended February 28, 2005.)
4.3	Form of 6.15% Senior Note due 2036 (Incorporated by reference to Cintas' Form 8-K dated August 17, 2006.)
10.1*	Incentive Stock Option Plan (Incorporated by reference to Cintas' Registration Statement No. 33-23228 on Form S-8 filed under the Securities Act of 1933.)
10.2*	Partners' Plan, as Amended (Incorporated by reference to Cintas' Registration Statement No. 33-56623 on Form S-8 filed under the Securities Act of 1933.)
10.3*	1999 Cintas Corporation Stock Option Plan (Incorporated by reference to Cintas' Form 10-Q for the quarter ended November 30, 2000.)
10.4*	Directors' Deferred Compensation Plan (Incorporated by reference to Cintas' Form 10-Q for the quarter ended November 30, 2001.)
10.5*	Amended and Restated 2003 Directors' Stock Option Plan (Incorporated by reference to Cintas' Form 10-K dated May 31, 2004.)
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

DATE SIGNED: July 30, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Capacity	Date

/s/	Robert J. Kohlhepp Robert J. Kohlhepp	Chairman of the Board of Directors	July 30, 2010
/s/	Scott D. Farmer Scott D. Farmer	Chief Executive Officer and Director	July 30, 2010
/s/	Richard T. Farmer Richard T. Farmer	Chairman Emeritus of the Board of Directors	July 30, 2010
/s/	Ronald W. Tysoe Ronald W. Tysoe	Director	July 30, 2010
/s/	James J. Johnson James J. Johnson	Director	July 30, 2010
/s/	David C. Phillips David C. Phillips	Director	July 30, 2010
/s/	William C. Gale William C. Gale	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	July 30, 2010

Cintas Corporation
Schedule II — Valuation and Qualifying Accounts and Reserves

		Additions
(In thousands)	Balance at Beginning of Year	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts	(3) Deductions	Balance at End of Year

Allowance for Doubtful Accounts
May 31, 2008	$14,486	$4,530	$127	$6,004	$13,139

May 31, 2009	$13,139	$16,650	$5	$10,262	$19,532

May 31, 2010	$19,532	$1,060	$(167)	$6,128	$14,297

Reserve for Obsolete Inventory
May 31, 2008	$22,906	$1,431	$751	$4,428	$20,660

May 31, 2009	$20,660	$33,972	$(85)	$6,194	$48,353

May 31, 2010	$48,353	$(7,979)	$(130)	$7,778	$32,466

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