Form 10-Q
period 2010-08-31
CINTAS CORP
filed 2010-10-08
CIK 723254

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010

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

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding September 30, 2010
Common Stock, no par value	145,298,073

CINTAS CORPORATION

CINTAS CORPORATION

ITEM 1. FINANCIAL STATEMENTS.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

(In thousands except per share data)

	Three Months Ended
	August 31, 2010	August 31, 2009

Revenue:
Rental uniforms and ancillary products	$657,564	$655,638
Other services	266,340	235,931
	923,904	891,569

Costs and expenses:
Cost of rental uniforms and ancillary products	371,515	362,929
Cost of other services	158,718	145,845
Selling and administrative expenses	293,425	264,427
Legal settlement, net of insurance proceeds	—	19,477

Operating income	100,246	98,891

Interest income	(578)	(359)
Interest expense	12,274	12,038

Income before income taxes	88,550	87,212

Income taxes	27,273	33,228

Net income	$61,277	$53,984

Basic earnings per share	$0.40	$0.35

Diluted earnings per share	$0.40	$0.35

See accompanying notes.

CINTAS CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

 (In thousands except share data)

	August 31, 2010	May 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$290,646	$411,281
Marketable securities	78,803	154,806
Accounts receivable, net	383,943	366,301
Inventories, net	184,363	169,484
Uniforms and other rental items in service	347,588	332,106
Income taxes, current	—	15,691
Deferred income tax asset	52,907	52,415
Prepaid expenses and other	33,903	22,860

Total current assets	1,372,153	1,524,944

Property and equipment, at cost, net	915,358	894,522

Goodwill	1,400,797	1,356,925
Service contracts, net	102,661	103,445
Other assets, net	99,935	89,900

	$3,890,904	$3,969,736

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$81,307	$71,747
Accrued compensation and related liabilities	45,585	66,924
Accrued liabilities	219,994	244,402
Income taxes, current	10,828	—
Long-term debt due within one year	1,765	609

Total current liabilities	359,479	383,682

Long-term liabilities:
Long-term debt due after one year	785,682	785,444
Deferred income taxes	148,180	150,560
Accrued liabilities	127,585	116,021

Total long-term liabilities	1,061,447	1,052,025

Shareholders’ equity:
Preferred stock, no par value: 100,000 shares authorized, none outstanding	—	—
Common stock, no par value: 425,000,000 shares authorized, FY 2011: 173,338,299 issued and 148,009,335 outstanding FY 2010: 173,207,493 issued and 152,869,848 outstanding	135,170	132,058
Paid-in capital	84,550	84,616
Retained earnings	3,141,356	3,080,079
Treasury stock: FY 2011: 25,328,964 shares FY 2010: 20,337,645 shares	(930,193)	(798,857)
Other accumulated comprehensive income	39,095	36,133
Total shareholders’ equity	2,469,978	2,534,029
	$3,890,904	$3,969,736

See accompanying notes.

CINTAS CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	August 31, 2010	August 31, 2009
Cash flows from operating activities:
Net income	$61,277	$53,984
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	37,362	38,549
Amortization of deferred charges	10,429	10,356
Stock-based compensation	3,046	3,630
Deferred income taxes	(2,538)	(412)
Change in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(13,747)	(1,425)
Inventories, net	(14,799)	16,976
Uniforms and other rental items in service	(15,483)	5,986
Prepaid expenses and other	(10,921)	(4,890)
Accounts payable	8,420	3,481
Accrued compensation and related liabilities	(21,350)	(7,118)
Accrued liabilities and other	(32,926)	(6,433)
Income taxes payable	26,528	32,210
Net cash provided by operating activities	35,298	144,894

Cash flows from investing activities:
Capital expenditures	(48,200)	(24,819)
Proceeds from redemption of marketable securities	77,653	—
Purchase of marketable securities and investments	(6,416)	(19,259)
Acquisitions of businesses, net of cash acquired	(47,824)	(2,633)
Other, net	(2,762)	(25)
Net cash used in investing activities	(27,549)	(46,736)

Cash flows from financing activities:
Proceeds from issuance of debt	1,542	—
Repayment of debt	(148)	(179)
Repurchase of common stock	(131,336)	(959)
Other, net	2,181	516
Net cash used in financing activities	(127,761)	(622)

Effect of exchange rate changes on cash and cash equivalents	(623)	30

Net (decrease) increase in cash and cash equivalents	(120,635)	97,566

Cash and cash equivalents at beginning of period	411,281	129,745

Cash and cash equivalents at end of period	$290,646	$227,311

See accompanying notes.

CINTAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(In thousands except per share data)

1.               Basis of Presentation

The consolidated condensed financial statements of Cintas Corporation (Cintas) included herein have been prepared by Cintas, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations.  While we believe that the disclosures are adequately presented, it is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes included in our Form 10-K for the fiscal year ended May 31, 2010.  A summary of our significant accounting policies is presented beginning on page 39 of that report.  There have been no material changes in the accounting policies followed by Cintas during the current fiscal year.

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

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Cintas’ assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

All financial instruments that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the consolidated condensed balance sheet date.

CINTAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(In thousands except per share data)

These financial instruments measured at fair value on a recurring basis are summarized below:

	As of August 31, 2010
	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$290,646	$—	$—	$290,646
Marketable securities:
U.S. municipal bonds	—	22,031	—	22,031
Canadian treasury securities	56,772	—	—	56,772
Accounts receivable, net	—	552	—	552
Total assets at fair value	$347,418	$22,583	$—	$370,001

	As of May 31, 2010
	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$411,281	$—	$—	$411,281
Marketable securities:
U.S. municipal bonds	—	21,954	—	21,954
Canadian treasury securities	97,791	35,061	—	132,852
Accounts receivable, net	—	450	—	450
Total assets at fair value	$509,072	$57,465	$—	$566,537

Current accrued liabilities	$—	$64	$—	$64
Total liabilities at fair value	$—	$64	$—	$64

Cintas’ cash and cash equivalents and marketable securities are generally classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. Cintas does not adjust the quoted market price for such financial instruments.

The funds invested in Canadian marketable securities are not expected to be repatriated, but instead are expected to be invested indefinitely in foreign subsidiaries.  Interest, realized gains and losses and declines in value determined to be other than temporary on available-for-sale securities are included in interest income or expense.  The cost of the securities sold is based on the specific identification method.  The amortized cost basis of the marketable securities as of August 31, 2010 and May 31, 2010, is $78,815 and $154,857, respectively.  All contractual maturities are due within one year.

Accounts receivable, net and current accrued liabilities include foreign currency average rate options.  The fair value of Cintas’ foreign currency average rate options are based on similar exchange traded derivatives and are, therefore, included within Level 2 of the fair value hierarchy.

The methods described above may produce a fair value that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while Cintas believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the consolidated condensed balance sheet date.

CINTAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(In thousands except per share data)

3.               Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Cintas’ common shares:

	Three Months Ended
	August 31, 2010	August 31, 2009
Basic Earnings per Share
Net income	$61,277	$53,984

Less: net income allocated to participating unvested securities	227	136

Net income available to common shareholders	$61,050	$53,848

Basic weighted average common shares outstanding	152,164	152,828

Basic earnings per share	$0.40	$0.35

Diluted Earnings per Share
Net income	$61,277	$53,984

Less: net income allocated to participating unvested securities	227	136

Net income available to common shareholders	$61,050	$53,848

Basic weighted average common shares outstanding	152,164	152,828

Effect of dilutive securities — employee stock options	—	—

Diluted weighted average common shares outstanding	152,164	152,828

Diluted earnings per share	$0.40	$0.35

At each of August 31, 2010 and 2009, 5,000 options granted to purchase shares of Cintas common stock were excluded from the computation of diluted earnings per share.  The exercise prices of these options were greater than the average market price of the common shares (anti-dilutive).

CINTAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(In thousands except per share data)

4.               Goodwill, Service Contracts and Other Assets

Changes in the carrying amount of goodwill and service contracts for the three months ended August 31, 2010, by operating segment, are as follows:

	Rental		First Aid,
	Uniforms &	Uniform	Safety &
	Ancillary	Direct	Fire	Document
	Products	Sales	Protection	Management	Total
Goodwill
Balance as of June 1, 2010	$861,117	$23,928	$181,967	$289,913	$1,356,925

Goodwill acquired	20,997	—	1,172	21,182	43,351

Foreign currency translation	31	3	—	487	521

Balance as of August 31, 2010	$882,145	$23,931	$183,139	$311,582	$1,400,797

	Rental		First Aid,
	Uniforms &	Uniform	Safety &
	Ancillary	Direct	Fire	Document
	Products	Sales	Protection	Management	Total
Service Contracts
Balance as of June 1, 2010	$48,711	$—	$35,599	$19,135	$103,445

Service contracts acquired	3,198	—	1,410	2,447	7,055

Service contracts amortization	(4,377)	—	(1,658)	(1,932)	(7,967)

Foreign currency translation	44	—	—	84	128

Balance as of August 31, 2010	$47,576	$—	$35,351	$19,734	$102,661

CINTAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(In thousands except per share data)

Information regarding Cintas’ service contracts and other assets is as follows:

	As of August 31, 2010
	Carrying	Accumulated
	Amount	Amortization	Net

Service contracts	$353,752	$251,091	$102,661
Noncompete and consulting agreements	70,918	55,964	14,954
Investments(1)	74,568	—	74,568
Other	14,849	4,436	10,413

Total	$160,335	$60,400	$99,935

	As of May 31, 2010
	Carrying	Accumulated
	Amount	Amortization	Net

Service contracts	$346,569	$243,124	$103,445
Noncompete and consulting agreements	$68,435	$53,425	$15,010
Investments(1)	68,616	—	68,616
Other	10,516	4,242	6,274

Total	$147,567	$57,667	$89,900

(1)          Investments at August 31, 2010, include the cash surrender value of insurance policies of $40,947, equity method investments of $29,335 and cost method investments of $4,286.  Investments at May 31, 2010, include the cash surrender value of insurance policies of $34,294, equity method investments of $30,036 and cost method investments of $4,286.

Amortization expense was $10,429 and $10,356 for the three months ended August 31, 2010 and 2009, respectively.  Estimated amortization expense, excluding any future acquisitions, for each of the next five years is $39,054, $32,651, $16,544, $13,428 and $10,751, respectively.

Investments recorded using the cost method are evaluated for impairment on an annual basis or when indicators of impairment are identified.  For the three months ended August 31, 2010 and 2009, no losses due to impairment were recorded.

CINTAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(In thousands except per share data)

5.               Debt, Derivatives and Hedging Activities

As of August 31, 2010, Cintas had a commercial paper program with a capacity of $600,000 that was fully supported by a backup revolving credit facility through a credit agreement with our banking group.  The revolving credit facility had an expiration date of February, 2011.  This revolving credit facility was renewed on September 27, 2010, with a reduced capacity of $300,000 and an accordion feature that allows for a maximum borrowing capacity of $450,000 and an expiration date of September 26, 2014.  As of August 31, 2010 and May 31, 2010, Cintas had no commercial paper outstanding.

Cintas used interest rate lock agreements to hedge against movements in the treasury rates at the time Cintas issued its senior notes in fiscal 2002, fiscal 2007 and fiscal 2008. The amortization of the interest rate lock agreements resulted in an increase to other comprehensive income of $192 for each of the three months ended August 31, 2010 and 2009.

To hedge the exposure of movements in the foreign currency rates, Cintas uses foreign currency hedges.  These hedges would reduce the impact on cash flows from movements in the foreign currency exchange rates.  Examples of foreign currency hedge instruments that Cintas may use are average rate options and forward contracts.  At August 31, 2010, Cintas had average rate options with a fair value of $552 included in accounts receivable.  At May 31, 2010, Cintas had accrued $64 for the fair value of liabilities related to its average rate options which was included in current accrued liabilities.  The average rate options that settled during the first quarter decreased foreign currency exchange costs by $61 during the three months ended August 31, 2010, and increased foreign currency exchange costs by $17 during the three months ended August 31, 2009.

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

6.               Income Taxes

In the normal course of business, Cintas provides for uncertain tax positions and the related interest and adjusts its unrecognized tax benefits and accrued interest accordingly.  During the three months ended August 31, 2010, unrecognized tax benefits increased by approximately $1,344 and accrued interest decreased by approximately $8,740 due to the expiration of certain statutes.  During the three months ended August 31, 2009, unrecognized tax benefits decreased by approximately $1,638 and accrued interest increased by approximately $1,392.

All U.S. federal income tax returns are closed to audit through fiscal 2008.  Cintas is currently in advanced stages of audits in certain foreign jurisdictions and certain domestic states. The years under audit cover fiscal years back to 2000.  Based on the resolution of the various audits, it is reasonably possible that the balance of unrecognized tax benefits could decrease by $4,275 for the fiscal year ending May 31, 2011.

CINTAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(In thousands except per share data)

7.               Comprehensive Income

Total comprehensive income represents the net change in shareholders’ equity during a period from sources other than transactions with shareholders and, as such, includes net income.  For Cintas, the only components of total comprehensive income are the change in cumulative foreign currency translation adjustments, the change in the fair value of derivatives, the amortization of interest rate lock agreements and the change in the fair value of available-for-sale securities.  The components of comprehensive income for the three month periods ended August 31, 2010 and 2009, are as follows:

	Three Months Ended
	August 31, 2010	August 31, 2009

Net income	$61,277	$53,984
Other comprehensive income:
Foreign currency translation adjustment	3,349	729
Change in fair value of derivatives*	(606)	69
Amortization of interest rate lock agreements	192	192
Change in fair value of available-for-sale securities**	27	(13)
Comprehensive income	$64,239	$54,961

*   Net of ($355) and $41 of tax for the three months ended August 31, 2010 and 2009, respectively.

** Net of $13 and ($7) of tax for the three months ended August 31, 2010 and 2009, respectively.

8.               Litigation and Other Contingencies

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

Cintas is a defendant in a purported class action lawsuit, Mirna E. Serrano, et al. v. Cintas Corporation (Serrano), filed on May 10, 2004, and pending in the United States District Court, Eastern District of Michigan, Southern Division.  The Serrano plaintiffs alleged that Cintas discriminated against women in hiring into various service sales representative positions across all divisions of Cintas.  On November 15, 2005, the Equal Employment Opportunity Commission (EEOC) intervened in the Serrano lawsuit.  The Serrano plaintiffs seek injunctive relief, compensatory damages, punitive damages, attorneys’ fees and other remedies.  On October 27, 2008, the United States District Court in the Eastern District of Michigan granted summary judgment in favor of Cintas limiting the scope of the putative class in the Serrano lawsuit to female applicants for service sales representative positions at Cintas locations within the state of Michigan.  Consequently, all claims brought by female applicants for service sales representative positions outside of the state of Michigan were dismissed.  Similarly, any claims brought by the EEOC on behalf of similarly situated female applicants outside of the state of Michigan have also been dismissed from the Serrano lawsuit.  Cintas is a defendant in another purported class action lawsuit, Blanca Nelly

CINTAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(In thousands except per share data)

Avalos, et al. v. Cintas Corporation (Avalos), which was filed in the United States District Court, Eastern District of Michigan, Southern Division.  The Avalos plaintiffs alleged that Cintas discriminated against women, African-Americans and Hispanics in hiring into various service sales representative positions in Cintas’ Rental division only throughout the United States.  The Avalos plaintiffs sought injunctive relief, compensatory damages, punitive damages, attorneys’ fees and other remedies.  The claims in Avalos originally were brought in the lawsuit captioned Robert Ramirez, et al. v. Cintas Corporation (Ramirez), filed on January 20, 2004, in the United States District Court, Northern District of California, San Francisco Division.  On May 11, 2006, the Ramirez and Avalos African-American, Hispanic and female failure to hire into service sales representative positions claims and the EEOC’s intervention were consolidated for pretrial purposes with the Serrano case and transferred to the United States District Court for the Eastern District of Michigan, Southern Division.  The consolidated case was known as Mirna E. Serrano/Blanca Nelly Avalos, et al. v. Cintas Corporation (Serrano/Avalos).  On March 31, 2009, the United States District Court, Eastern District of Michigan, Southern Division entered an order denying class certification to all plaintiffs in the Serrano/Avalos lawsuits.  Following denial of class certification, the Judge permitted the individual Avalos and Serrano plaintiffs to proceed separately.  In the Avalos case, the court dismissed the remaining claims of the individual plaintiffs who remained in that case after the denial of class certification.  On May 11, 2010, Plaintiff Tanesha Davis, on behalf of all similarly situated plaintiffs in the Avalos case, filed a notice of appeal of the District Court’s summary judgment order in the United States Court of Appeals for the Sixth Circuit.  The Appellate Court has made no determination regarding the merits of Davis’ appeal.  In September, 2010, the Court in Serrano dismissed all private individual claims and all claims of the EEOC and the 13 individuals it claimed to represent.  The time for appeal has not yet expired on these Serrano dismissals; but, as of the date of this disclosure, no appeal has been taken.

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

Cintas is a defendant in a purported class action lawsuit, Paul Veliz, et al. v. Cintas Corporation (Veliz), filed on March 19, 2003, in the United States District Court, Northern District of California, Oakland Division, alleging that Cintas violated certain federal and state wage and hour laws applicable to its service sales representatives, whom Cintas considers exempt employees, and asserting additional related ERISA claims.  On April 5, 2004 and February 14, 2006, the Court stayed the claims of all plaintiffs with valid arbitration agreements pending arbitration of those claims.  Claims made in the Veliz action, therefore, are pending before the United States District Court, Northern District of California and Judge Bruce Meyerson (Ret.), an Arbitrator selected by the parties.  On August 5, 2009, the parties in the Veliz action reached a settlement in principle.  When the settlement is fully documented and approved by the Court, the settlement will resolve all claims now pending or that could have been brought relating to the subject matter of the case before the Court and the Arbitrator. The principal terms of the settlement provide for an aggregate cash payment of approximately $23,950 which is accrued in current accrued liabilities at August 31, 2010.  The pre-tax impact, net of insurance proceeds, was $19,477 during the quarter ended August 31, 2009.

CINTAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(In thousands except per share data)

9.               Segment Information

Cintas classifies its businesses into four operating segments.  The Rental Uniforms and Ancillary Products operating segment consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items.  In addition to these rental items, restroom cleaning services and supplies and tile and carpet cleaning services are also provided within this operating segment.  The Uniform Direct Sales operating segment consists of the direct sale of uniforms and related items and branded promotional products.  The First Aid, Safety and Fire Protection Services operating segment consists of first aid, safety and fire protection products and services.  The Document Management Services operating segment consists of document destruction, document imaging and document retention services.

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

	Rental		First Aid,
	Uniforms &	Uniform	Safety &
	Ancillary	Direct	Fire	Document
	Products	Sales	Protection	Management	Corporate	Total
For the three months ended August 31, 2010
Revenue	$657,564	$98,780	$93,534	$74,026	$—	$923,904
Income (loss) before income taxes	$78,218	$9,847	$3,778	$8,403	$(11,696)	$88,550
Total assets	$2,407,268	$221,053	$347,281	$545,853	$369,449	$3,890,904

For the three months ended August 31, 2009
Revenue	$655,638	$89,301	$90,001	$56,629	$—	$891,569
Income (loss) before income taxes	$102,453	$8,089	$5,787	$2,039	$(31,156)	$87,212
Total Assets	$2,497,775	$130,721	$320,226	$472,469	$357,879	$3,779,070

10.         Subsequent Events

During the month of September 2010, Cintas purchased 2,711 shares of Cintas common stock at an average price of $26.51 per share for a total purchase price of $71,872.  These purchases completed the share buyback program initially authorized for $500,000 by the Board of Directors on May 2, 2005, and expanded in July 2006 to $1,000,000.  From the inception of the share buyback program, Cintas has purchased a total of 27,951 shares at an average price of $35.78 for a total purchase price of $1,000,000.

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

CONDENSED CONSOLIDATING INCOME STATEMENT

THREE MONTHS ENDED AUGUST 31, 2010

(In thousands)

						Cintas
	Cintas		Subsidiary	Non-		Corporation
	Corporation	Corp. 2	Guarantors	Guarantors	Eliminations	Consolidated
Revenue:
Rental uniforms and ancillary products	$—	$507,351	$132,234	$46,380	$(28,401)	$657,564
Other services	—	330,945	121,910	22,780	(209,295)	266,340
Equity in net income of affiliates	61,277	—	—	—	(61,277)	—
	61,277	838,296	254,144	69,160	(298,973)	923,904

Costs and expenses (income):
Cost of rental uniforms and ancillary products	—	323,132	79,581	29,820	(61,018)	371,515
Cost of other services	—	213,714	102,792	14,200	(171,988)	158,718
Selling and administrative expenses	—	274,209	378	19,987	(1,149)	293,425

Operating income	61,277	27,241	71,393	5,153	(64,818)	100,246

Interest income	—	(195)	(281)	(100,133)	100,031	(578)
Interest expense (income)	—	12,598	(322)	(2)	—	12,274

Income before income taxes	61,277	14,838	71,996	105,288	(164,849)	88,550
Income taxes	—	3,509	17,027	6,732	5	27,273
Net income	$61,277	$11,329	$54,969	$98,556	$(164,854)	$61,277

CONDENSED CONSOLIDATING INCOME STATEMENT

THREE MONTHS ENDED AUGUST 31, 2009

(In thousands)

						Cintas
	Cintas		Subsidiary	Non-		Corporation
	Corporation	Corp. 2	Guarantors	Guarantors	Eliminations	Consolidated
Revenue:
Rental uniforms and ancillary products	$—	$503,850	$134,220	$43,170	$(25,602)	$655,638
Other services	—	296,767	73,461	14,207	(148,504)	235,931
Equity in net income of affiliates	53,984	—	—	—	(53,984)	—
	53,984	800,617	207,681	57,377	(228,090)	891,569

Costs and expenses (income):
Cost of rental uniforms and ancillary products	—	290,239	80,286	25,823	(33,419)	362,929
Cost of other services	—	218,159	63,803	8,573	(144,690)	145,845
Selling and administrative expenses	—	251,029	(2,926)	14,937	1,387	264,427
Legal settlement, net of insurance proceeds	—	—	19,477	—	—	19,477

Operating income	53,984	41,190	47,041	8,044	(51,368)	98,891

Interest income	—	—	(283)	(76)	—	(359)
Interest expense (income)	—	12,719	(682)	1	—	12,038

Income before income taxes	53,984	28,471	48,006	8,119	(51,368)	87,212
Income taxes	—	9,676	20,858	2,694	—	33,228
Net income	$53,984	$18,795	$27,148	$5,425	$(51,368)	$53,894

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF AUGUST 31, 2010

(In thousands)

						Cintas
	Cintas		Subsidiary	Non-		Corporation
	Corporation	Corp. 2	Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$45,493	$140,314	$104,839	$—	$290,646
Marketable securities	—	—	22,031	56,772	—	78,803
Accounts receivable, net	—	179,244	172,461	32,238	—	383,943
Inventories, net	—	158,430	19,111	9,913	(3,091)	184,363
Uniforms and other rental items in service	—	269,742	73,540	26,676	(22,370)	347,588
Deferred income tax asset (liability)	—	—	55,135	(2,228)	—	52,907
Prepaid expenses and other	—	5,933	25,191	2,779	—	33,903
Total current assets	—	658,842	507,783	230,989	(25,461)	1,372,153

Property and equipment, at cost, net	—	587,074	255,366	72,918	—	915,358

Goodwill	—	—	1,334,046	66,751	—	1,400,797
Service contracts, net	—	96,622	702	5,337	—	102,661
Other assets, net	1,965,636	1,624,595	814,564	338,180	(4,643,040)	99,935
	$1,965,636	$2,967,133	$2,912,461	$714,175	$(4,668,501)	$3,890,904

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts (receivable) payable	$(465,247)	$102,711	$407,869	$(2,049)	$38,023	$81,307
Accrued compensation and related liabilities	—	32,671	10,516	2,398	—	45,585
Accrued liabilities	—	44,470	141,268	34,256	—	219,994
Income taxes, current (receivable)	—	(184)	24,795	(13,783)	—	10,828
Long-term debt due within one year	—	832	933	—	—	1,765
Total current liabilities	(465,247)	180,500	585,381	20,822	38,023	359,479

Long-term liabilities:
Long-term debt due after one year	—	795,169	(9,487)	—	—	785,682
Deferred income taxes	—	—	143,407	4,773	—	148,180
Accrued liabilities	—	—	126,952	633	—	127,585
Total long-term liabilities	—	795,169	260,872	5,406	—	1,061,447

Total shareholders’ equity	2,430,883	1,991,464	2,066,208	687,947	(4,706,524)	2,469,978
	$1,965,636	$2,967,133	$2,912,461	$714,175	$(4,668,501)	$3,890,904

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MAY 31, 2010

(In thousands)

						Cintas
	Cintas		Subsidiary			Corporation
	Corporation	Corp. 2	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$34,905	$339,702	$36,674	$—	$411,281
Marketable securities	—	—	21,954	132,852	—	154,806
Accounts receivable, net	—	265,594	74,256	26,451	—	366,301
Inventories, net	—	144,826	16,857	9,420	(1,619)	169,484
Uniforms and other rental items in service	—	256,398	70,489	25,514	(20,295)	332,106
Income taxes, current (payable)	—	5,306	(591)	10,976	—	15,691
Deferred tax asset (liability)	—	—	54,474	(2,059)	—	52,415
Prepaid expenses and other	—	5,565	15,808	1,487	—	22,860
Total current assets	—	712,594	592,949	241,315	(21,914)	1,524,944

Property and equipment, at cost, net	—	591,040	240,462	63,020	—	894,522

Goodwill	—	—	1,310,675	46,250	—	1,356,925
Service contracts, net	—	98,335	880	4,230	—	103,445
Other assets, net	2,032,649	1,608,188	814,657	322,707	(4,688,301)	89,900
	$2,032,649	$3,010,157	$2,959,623	$677,522	$(4,710,215)	$3,969,736

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts (receivable) payable	$(465,247)	$164,131	$343,454	$(8,614)	$38,023	$71,747
Accrued compensation and related liabilities	—	42,181	21,730	3,013	—	66,924
Accrued liabilities	—	53,432	178,698	13,092	(820)	244,402
Long-term debt due within one year	—	805	(196)	—	—	609
Total current liabilities	(465,247)	260,549	543,686	7,491	37,203	383,682

Long-term liabilities:
Long-term debt due after one year	—	795,541	(10,917)	—	820	785,444
Deferred income taxes	—	—	145,563	4,997	—	150,560
Accrued liabilities	—	—	115,549	472	—	116,021
Total long-term liabilities	—	795,541	250,195	5,469	820	1,052,025

Total shareholders’ equity	2,497,896	1,954,067	2,165,742	664,562	(4,748,238)	2,534,029
	$2,032,649	$3,010,157	$2,959,623	$677,522	$(4,710,215)	$3,969,736

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED AUGUST 31, 2010

(In thousands)

						Cintas
	Cintas		Subsidiary	Non-		Corporation
	Corporation	Corp. 2	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$61,277	$11,329	$54,969	$98,556	$(164,854)	$61,277
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	—	23,432	11,409	2,521	—	37,362
Amortization of deferred charges	—	9,465	193	771	—	10,429
Stock-based compensation	3,046	—	—	—	—	3,046
Deferred income taxes	—	—	(2,837)	299	—	(2,538)
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	—	88,575	(98,205)	(4,117)	—	(13,747)
Inventories, net	—	(13,520)	(2,253)	(498)	1,472	(14,799)
Uniforms and other rental items in service	—	(13,382)	(3,051)	(1,125)	2,075	(15,483)
Prepaid expenses and other	—	(341)	(9,383)	(1,197)	—	(10,921)
Accounts payable	—	(38,094)	33,613	12,901	—	8,420
Accrued compensation and related liabilities	—	(9,510)	(11,214)	(626)	—	(21,350)
Accrued liabilities and other	—	(14,735)	(25,832)	6,821	820	(32,926)
Income taxes payable	—	5,118	24,206	(2,796)	—	26,528

Net cash provided by (used in) operating activities	64,323	48,337	(28,385)	111,510	(160,487)	35,298

Cash flows from investing activities:
Capital expenditures	—	(20,548)	(26,305)	(1,347)	—	(48,200)
Proceeds from redemption of marketable securities	—	—	362	77,291	—	77,653
Purchase of marketable securities and investments	—	(13,064)	(13,729)	—	20,377	(6,416)
Acquisitions of businesses, net of cash acquired	—	(27,009)	—	(20,815)	—	(47,824)
Other, net	67,013	23,014	(133,890)	(99,829)	140,930	(2,762)

Net cash provided by (used in) investing activities	67,013	(37,607)	(173,562)	(44,700)	161,307	(27,549)

Cash flows from financing activities:
Proceeds from issuance of debt	—	—	1,542	—	—	1,542
Repayment of debt	—	(345)	1,017	—	(820)	(148)
Repurchase of common stock	(131,336)	—	—	—	—	(131,336)
Other, net	—	192	—	1,989	—	2,181

Net cash (used in) provided by financing activities	(131,336)	(153)	2,559	1,989	(820)	(127,761)

Effect of exchange rate changes on cash and cash equivalents	—	11	—	(634)	—	(623)

Net increase (decrease) in cash and cash equivalents	—	10,588	(199,388)	68,165	—	(120,635)
Cash and cash equivalents at beginning of period	—	34,905	339,702	36,674	—	411,281
Cash and cash equivalents at end of period	$—	$45,493	$140,314	$104,839	$—	$290,646

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED AUGUST 31, 2009

(In thousands)

						Cintas
	Cintas		Subsidiary	Non-		Corporation
	Corporation	Corp. 2	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$53,984	$$18,795	$27,148	$5,425	$(51,368)	$53,984
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	—	24,593	11,876	2,080	—	38,549
Amortization of deferred charges	—	9,580	257	519	—	10,356
Stock-based compensation	3,630	—	—	—	—	3,630
Deferred income taxes	—	—	(406)	(6)	—	(412)
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	—	(22,185)	4,331	2,450	13,979	(1,425)
Inventories, net	—	18,857	(547)	(433)	(901)	16,976
Uniforms and other rental items in service	—	5,521	1,891	289	(1,715)	5,986
Prepaid expenses and other	—	(617)	(4,091)	(182)	—	(4,890)
Accounts payable	—	(36,034)	63,067	2,038	(25,590)	3,481
Accrued compensation and related liabilities	—	(4,569)	(2,523)	(26)	—	(7,118)
Accrued liabilities and other	—	(15,684)	9,434	(1,041)	858	(6,433)
Income taxes payable	—	5,014	24,460	2,736	—	32,210

Net cash provided by (used in) operating activities	57,614	3,271	134,897	13,849	(64,737)	144,894

Cash flows from investing activities:
Capital expenditures	—	(12,703)	(10,348)	(1,768)	—	(24,819)
Purchase of marketable securities and investments	—	(1,276)	11,112	(9,066)	(20,029)	(19,259)
Acquisitions of businesses, net of cash acquired	—	(2,633)	—	—	—	(2,633)
Other	(56,655)	10,038	(1,696)	—	48,288	(25)

Net cash (used in) provided by investing activities	(56,655)	(6,574)	(932)	(10,834)	28,259	(46,736)

Cash flows from financing activities:
Repayment of debt	—	(330)	(36,327)	—	36,478	(179)
Repurchase of common stock	(959)	—	—	—	—	(959)
Other	—	192	—	324	—	516

Net cash (used in) provided by financing activities	(959)	(138)	(36,327)	324	36,478	(622)

Effect of exchange rate changes on cash and cash equivalents	—	10	—	20	—	30

Net (decrease) increase in cash and cash equivalents	—	(3,431)	97,638	3,359	—	97,566
Cash and cash equivalents at beginning of period	—	39,397	76,979	13,369	—	129,745
Cash and cash equivalents at end of period	$—	$35,966	$174,617	$16,728	$—	$227,311

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

We are North America’s leading provider of corporate identity uniforms through rental and sales programs, as well as a significant provider of related business services, including entrance mats, restroom cleaning services and supplies, tile and carpet cleaning services, first aid, safety and fire protection products and services, document management services and branded promotional products.

Cintas’ principal objective is “to exceed customers’ expectations in order to maximize the long-term value of Cintas for shareholders and working partners,” and it provides the framework and focus for our business strategy.  This strategy is to achieve revenue growth for all of our products and services by increasing our penetration at existing customers and by broadening our customer base to include business segments to which Cintas has not historically served.  We will also continue to identify additional product and service opportunities for our current and future customers.

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

RESULTS OF OPERATIONS

Cintas classifies its businesses into four operating segments.  The Rental Uniforms and Ancillary Products operating segment consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items.  In addition to these rental items, restroom cleaning services and supplies and tile and carpet cleaning services are also provided within this operating segment.  The Uniform Direct Sales operating segment consists of the direct sale of uniforms and related items and branded promotional products.  The First Aid, Safety and Fire Protection Services operating segment consists of first aid, safety and fire protection products and services.  The Document Management Services operating segment consists of document destruction, document imaging and document retention services.  Revenue and income before income taxes for each of these operating segments for the three month periods ended August 31, 2010 and August 31, 2009, are presented in Note 9 entitled Segment Information of “Notes to Consolidated Condensed Financial Statements.”

Consolidated Results

Three Months Ended August 31, 2010 Compared to Three Months Ended August 31, 2009

Total revenue increased 3.6% for the three months ended August 31, 2010, over the same period in the prior fiscal year from $891.6 million to $923.9 million.  The increase primarily resulted from an internal growth increase of 2.8%.  The remaining 0.8% represents growth derived through acquisitions mainly in our Uniform Rentals and Ancillary Products operating segment, our First Aid, Safety and Fire Protection Services operating segment and our Document Management Services operating segment during the quarter.

Rental Uniforms and Ancillary Products operating segment revenue increased 0.3% for the three months ended August 31, 2010, over the same period in the prior fiscal year from $655.6 million to $657.6 million.  Other Services revenue, consisting of revenue from the reportable operating segments of Uniform Direct Sales, First Aid, Safety and Fire Protection Services and Document Management Services, increased 12.9% for the three months ended August 31, 2010, over the same period in the prior fiscal year from $235.9 million to $266.3 million.  The increase primarily resulted from an organic increase of 10.4%.  The remaining 2.5% represents growth derived through acquisitions mainly in our First Aid, Safety and Fire Protection Services operating segment and our Document Management Services operating segment during the quarter.  The positive internal growth rate for the quarter was primarily the result of a 23.2% increase in Document Management operating segment revenue and a 10.6% increase in Uniform Direct Sales operating segment revenue.

Cost of rental uniforms and ancillary products consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other ancillary items.  Cost of rental uniforms and ancillary products increased $8.6 million, or 2.4%, for the three months ended August 31, 2010, compared to the three months ended August 31, 2009.  Higher Rental Uniforms and Ancillary Products operating segment volume resulted in an increase in the cost of rental uniforms and ancillary products.  In addition, maintenance costs increased $2.8 million and energy related costs increased $1.2 million compared to the three months ended August 31, 2009.

Cost of other services consists primarily of cost of goods sold (predominantly uniforms and first aid products), delivery expenses and distribution expenses in the Uniform Direct Sales operating segment, the First Aid, Safety and Fire Protection Services operating segment and the Document Management Services operating segment.  Cost of other services increased $12.9 million, or 8.8%, for the three months ended August 31, 2010, compared to the three months ended August 31, 2009.  This increase was primarily due to increased Other Services sales volume.

Selling and administrative expenses increased $29.0 million, or 11.0%, for the three months ended August 31, 2010, compared to the three months ended August 31, 2009.  Labor and payroll tax expenses increased by $16.1 million compared to the same period in the prior fiscal year primarily as a result of an increase in the number of sales representatives.  In addition, bad debt expense increased $3.7 million, and professional services increased $2.2 million due to costs related to our enterprise wide system conversion.

During the quarter ended August 31, 2009, Cintas and the plaintiffs involved in the litigation, Paul Veliz, et al. v. Cintas Corporation, reached a settlement in principle.  The principal terms of the settlement provide for an aggregate cash payment of approximately $24 million, which Cintas has accrued as of August 31, 2010.  The pre-tax impact, net of insurance proceeds, was approximately $19.5 million.  This settlement is more fully described in Note 8 entitled Litigation and Other Contingencies in “Notes to Consolidated Condensed Financial Statements.”

Net interest expense (interest expense less interest income) was $11.7 million for both the three months ended August 31, 2010 and 2009.

Cintas’ effective tax rate decreased to 30.8% for the three months ended August 31, 2010, compared to 38.1% for the prior year period.  This decrease was due to the impact of the closure of certain tax audits during the three months ended August 31, 2010.

Net income increased $7.3 million, or 13.5%, for the three months ended August 31, 2010, from the same period in the prior fiscal year.  Diluted earnings per share were $0.40 for the three months ended August 31, 2010, which was an increase of 14.3% compared to the same period in the prior fiscal year.  The increased net income and diluted earnings per share are due primarily to increased revenue for the quarter, and the legal settlement which occurred last year, offset by higher selling and administrative expenses.

Rental Uniforms and Ancillary Products Operating Segment

Three Months Ended August 31, 2010 Compared to Three Months Ended August 31, 2009

As discussed above, Rental Uniforms and Ancillary Products operating segment revenue increased from $655.6 million to $657.6 million, or 0.3%, and the cost of rental uniforms and ancillary products increased $8.6 million, or 2.4%. The operating segment’s gross margin was $286.0 million, or 43.5% of revenue.  This gross margin percent of revenue of 43.5% was 110 basis points lower than the prior fiscal year’s first quarter of 44.6%.  Maintenance costs increased $2.8 million and energy related costs, which include natural gas, electric and gas, increased $1.2 million from the prior fiscal year’s first quarter.

Selling and administrative expenses as a percent of revenue, at 31.6%, increased 260 basis points compared to the first quarter of the prior fiscal year.  This increase is primarily due to an increase in selling labor due to the addition of sales representatives.  The sales representatives were added to grow revenue in the operating segment.

Income before income taxes decreased $24.2 million to $78.2 million for the Rental Uniforms and Ancillary Products operating segment for the quarter compared to the same quarter last fiscal year.  Income before income taxes was 11.9% of the operating segment’s revenue, which is a 370 basis point decrease compared to the first quarter of the prior fiscal year.  This is primarily due to the increase in selling and administrative expenses.

Uniform Direct Sales Operating Segment

Three Months Ended August 31, 2010 Compared to Three Months Ended August 31, 2009

Uniform Direct Sales operating segment revenue increased from $89.3 million to $98.8 million, or 10.6%, for the three months ended August 31, 2010, over the same quarter in the prior fiscal year due to increased customer orders for uniforms.

Cost of uniform direct sales increased $6.8 million, or 10.9%, for the three months ended August 31, 2010, due to increased Uniform Direct Sales volume.  The gross margin as a percent of revenue was 30.3% for the quarter ended August 31, 2010, which is relatively consistent with the 30.5% in the same quarter in the prior fiscal year.

Selling and administrative expenses increased $1.0 million compared to last year.  However, selling and administrative expenses decreased as a percent of revenue from 21.5% in the first quarter last year to 20.4% in this year’s first quarter.  This decrease in selling and administrative expenses as a percent of revenue was due to the increase in revenue.

Income before income taxes increased $1.8 million to $9.8 million for the Uniform Direct Sales operating segment for the quarter ended August 31, 2010.  Income before income taxes was 10.0% of the operating segment’s revenue compared to 9.1% for the same quarter last fiscal year.  This increase in income before income taxes is primarily due to the increase in revenue.

First Aid, Safety and Fire Protection Services Operating Segment

Three Months Ended August 31, 2010 Compared to Three Months Ended August 31, 2009

First Aid, Safety and Fire Protection Services operating segment revenue increased from $90.0 million to $93.5 million, or 3.9%, for the three months ended August 31, 2010.  The increase primarily resulted from an organic increase of 2.2%.  The remaining 1.7% represents growth derived mainly through acquisitions.

Cost of first aid, safety and fire protection services increased $0.5 million, or 1.0%, for the three months ended August 31, 2010.  Gross margin for the First Aid, Safety and Fire Protection Services operating segment is defined as revenue less cost of goods, warehouse expenses, service expenses and training expenses.  The gross margin as a percent of revenue was 40.9% for the quarter ended August 31, 2010, which is a 170 basis point increase compared to the gross margin percentage in the first quarter of the prior fiscal year.  This increase is due to an increase in sales volume, which causes the operating segment’s fixed costs to be a lower percent of revenue, and the elimination of lower margin fire installation revenue.

Selling and administrative expenses as a percent of revenue, at 36.9%, increased 420 basis points compared to the first quarter of the prior fiscal year.  Selling and administrative expenses increased from $29.5 million in last year’s first quarter to $34.5 million in the first quarter of this fiscal year due to an increase in the number of sales representatives and a $1.6 million increase in bad debt expense.

Income before income taxes for the First Aid, Safety and Fire Protection Services operating segment decreased $2.0 million to $3.8 million for the three months ended August 31, 2010.  Income before income taxes was 4.0% of the operating segment’s revenue, compared to 6.4% in last fiscal year’s first quarter.  This decrease is primarily due to the increase in selling and administrative expenses.

Document Management Services Operating Segment

Three Months Ended August 31, 2010 Compared to Three Months Ended August 31, 2009

Document Management Services operating segment revenue increased from $56.6 million to $74.0 million, or 30.7%, for the quarter ended August 31, 2010, over the same quarter in the prior fiscal year.  The increase primarily resulted from an internal growth increase of 23.2%.  The remaining 7.5% represents growth derived mainly through acquisitions.  This operating segment derives a portion of its revenue from the sale of shredded paper to paper recyclers.  The average price from these paper sales increased by approximately 66% since August 31, 2009, due to increased volume and increases in recycled paper prices.  This increase resulted in higher recycled paper revenue.  Excluding the increase in recycled paper prices, segment revenue grew 10.6% organically compared to last fiscal year’s first quarter.

Cost of document management services increased $5.6 million, or 19.2%, for the three months ended August 31, 2010, due to increased Document Management Services operating segment volume.  Gross margin for the Document Management Services operating segment is defined as revenue less production and service costs.  The gross margin as a percent of revenue increased from 48.7% in last year’s first quarter to 53.2% for the quarter ended August 31, 2010.  This increase is due to the increase in the recycled paper prices which increased revenue.

Selling and administrative expenses increased $5.5 million compared to last year primarily due to an increase in the number of sales representatives.  However, these expenses as a percent of revenue, at 41.9%, decreased 320 basis points compared to the first quarter of the prior fiscal year.  This decrease is due to the revenue growing at a faster rate than the expenses due to the increase in recycled paper prices.

Income before income taxes for the Document Management Services operating segment increased $6.4 million to $8.4 million for the period compared to the same period in the prior fiscal year.  Income before income taxes as a percentage of the operating segment’s revenue increased from 3.6% in last year’s first quarter to 11.4% for the quarter ended August 31, 2010, primarily as a result of the increase in recycled paper prices.

Liquidity and Capital Resources

At August 31, 2010, Cintas had $369.4 million in cash and cash equivalents and marketable securities which is $196.7 million less than the $566.1 million at May 31, 2010.  This decrease is primarily due to the share repurchases made in the first quarter of $131.3 million, capital expenditures of $48.2 million and acquisitions of $47.8 million.  Cash and cash equivalents and marketable securities are expected to be used to finance expansion, capital expenditures and future acquisitions.

Marketable securities consist primarily of U.S. municipal bonds and Canadian treasury securities.  Cintas believes that its investment policy pertaining to marketable securities is conservative.  The criterion used in making investment decisions is the preservation of principal, while earning an attractive yield.

Working capital decreased $128.6 million to $1,012.7 million at August 31, 2010, compared to May 31, 2010, primarily due to the decreased cash and cash equivalents and marketable securities discussed above.  The decrease in cash and cash equivalents and marketable securities was offset by increases in accounts receivable of $17.6 million and inventories, net and uniforms and other rental items in service of $30.4 million.  These increases were due to higher revenue and volume levels during the quarter compared to the quarter ended May 31, 2010.

Net property and equipment increased by $20.8 million from May 31, 2010 to August 31, 2010.  Capital expenditures of $48.2 million included $15.2 million related to an enterprise wide system conversion and to expansion efforts primarily in the Rental Uniforms and Ancillary Products and Document Management services operating segments.  We have available capacity in our existing facilities to allow for growth.

As of August 31, 2010, we had $775 million in fixed rate notes outstanding with maturities ranging from 2012 to 2036.  Cintas had a commercial paper program with a capacity of $600.0 million that was fully supported by a backup revolving credit facility through a credit agreement with our banking group.  This revolving credit facility was renewed on September 27, 2010, with a capacity of $300.0 million and an accordion feature that allows for a maximum borrowing capacity of $450 million and an expiration date of September 26, 2014.  We believe this program will be adequate to provide necessary funding for our operations.  As of August 31, 2010 and May 31, 2010, we had no commercial paper outstanding and no outstanding borrowings on our revolving credit facility.

Cintas’ total debt to capitalization ratio remained relatively consistent at 24.2% at August 31, 2010, compared to 23.7% at May 31, 2010.

Litigation and Other Contingencies

Cintas is subject to legal proceedings and claims arising from the ordinary course of its business, including personal injury, customer contract, environmental and employment claims.  In the opinion of management, the aggregate liability, if any, with respect to such ordinary course of business actions will not have a material adverse effect on the financial position or results of operations of Cintas.  Cintas is party to additional litigation not considered in the ordinary course of business.  Please refer to Note 8 entitled Litigation and Other Contingencies of “Notes to Consolidated Condensed Financial Statements” for a detailed discussion of certain specific litigation.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements.  The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements.  Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “predicts,” “projects,” “plans,” “expects,” “intends,” “target,” “forecast,” “believes,” “seeks,” “could,” “should,” “may” and “will” or the negative versions thereof and similar words, terms and expressions and by the context in which they are used.  Such statements are based upon current expectations of Cintas and speak only as of the date made.  You should not place undue reliance on any forward-looking statement.  We cannot guarantee that any forward-looking statement will be realized.  These statements are subject to various risks, uncertainties, potentially inaccurate assumptions and other factors that could cause actual results to differ from those set forth in or implied by this Quarterly Report.  Factors that might cause such a difference include, but are not limited to, the possibility of greater than anticipated operating costs including energy costs, lower sales volumes, loss of customers due to outsourcing trends, the performance and costs of integration of acquisitions, fluctuations in costs of materials and labor including increased medical costs, costs and possible effects of union organizing activities, failure to comply with government regulations concerning employment discrimination, employee pay and benefits and employee health and safety, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, the cost, results and ongoing assessment of internal controls for financial reporting required by the Sarbanes-Oxley Act of 2002, disruptions caused by the unaccessibility of computer systems data, the initiation or outcome of litigation, investigations or other proceedings, higher assumed sourcing or distribution costs of products, the disruption of operations from catastrophic or extraordinary events, changes in federal and state tax and labor laws and the reactions of competitors in terms of price and service.  Cintas undertakes no obligation to publicly release any revisions to any forward-looking statements or to otherwise update any forward-looking statements whether as a result of new information or to reflect events, circumstances or any other unanticipated developments arising after the date on which such statements are made.  A further list and description of risks, uncertainties and other matters can be found in our Annual Report on Form 10-K for the year ended May 31, 2010 and in our reports on Forms 10-Q and 8-K.  The risks and uncertainties described herein are not the only ones we may face. Additional risks and uncertainties presently not known to us or that we currently believe to be immaterial may also harm our business.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In our normal operations, Cintas has market risk exposure to interest rates.  There has been no material change to this market risk exposure to interest rates from that which was previously disclosed on page 30 of our Form 10-K for the year ended May 31, 2010.

Through its foreign operations, Cintas is exposed to foreign currency risk.  Foreign currency exposures arise from transactions denominated in a currency other than the functional currency and from foreign currency denominated revenue and profit translated into U.S. dollars.  The primary foreign currency to which Cintas is exposed is the Canadian dollar.  Cintas has average rate options in place to limit a portion of the risks of the revenue translation from Canadian foreign currency exchange rate movements during the remainder of the fiscal year; however, the amount of these options is not significant.

ITEM 4.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

With the participation of Cintas’ management, including Cintas’ Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, Cintas has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of August 31, 2010.  Based on such evaluation, Cintas’ management, including Cintas’ Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, has concluded that Cintas’ disclosure controls and procedures were effective as of August 31, 2010, in ensuring (i) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is accumulated and communicated to Cintas’ management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in Cintas’ internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended August 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. See “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” on pages 32 and 33 of our Form 10-K for the fiscal year ended May 31, 2010.

CINTAS CORPORATION

Part II.  Other Information

Item 1.        Legal Proceedings.

I. Supplemental Information:  We discuss material legal proceedings (other than ordinary routine litigation incidental to our business) pending against us in “Item 1. Financial Statements,” in Note 8 entitled Litigation and Other Contingencies of “Notes to Consolidated Condensed Financial Statements.” We refer you to and incorporate by reference into this Part II, Item 1 that discussion for important information concerning those legal proceedings.  The following discussion is limited to certain recent developments concerning our legal proceedings and should be read with the above information.

In September, 2010, the Court in the Serrano case dismissed all private individual claims and all claims of the EEOC and the 13 individuals it claimed to represent.  The time for appeal has not yet expired on these Serrano dismissals; but, as of the date of this disclosure, no appeal has been taken.

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

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan	Maximum approximate dollar value of shares that may yet be purchased under the plan
June 2010	—	—	—	$202,111,928

July 2010	—	—	—	$202,111,928

August 2010	4,944,931	$26.34	25,239,913	$71,871,586
Total	4,944,931	$26.34	25,239,913	$71,871,586

For the three months ended August 31, 2010, Cintas purchased 4,944,931 shares of Cintas common stock under this program at an average price of $26.34 per share for a total purchase price of $130.2 million.  From the inception of the share buyback program through September 30, 2010, Cintas has purchased a total of approximately 28.0 million shares of Cintas stock at an average price of $35.78 per share for a total purchase price of $1 billion.

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

CINTAS CORPORATION
(Registrant)

Date: October 8, 2010	/s/ William C. Gale

William C. Gale
Senior Vice President and Chief Financial Officer
(Chief Accounting Officer)