Form 10-Q
period 2010-11-30
CINTAS CORP
filed 2011-01-07
CIK 723254

United States

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

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

6800 CINTAS BOULEVARD

P.O. BOX 625737

CINCINNATI, OHIO 45262-5737

(Address of principal executive offices)(Zip Code)

(513) 459-1200

(Registrant’s telephone number, including area code)

Indicate by checkmark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by a checkmark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by checkmark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding December 31, 2010
Common Stock, no par value	145,301,073

CINTAS CORPORATION

CINTAS CORPORATION

ITEM 1. FINANCIAL STATEMENTS.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

(In thousands except per share data)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2010	2009	2010	2009

Revenue:
Rental uniforms and ancillary products	$657,847	$643,597	$1,315,411	$1,299,235
Other services	278,719	240,912	545,059	476,843
	936,566	884,509	1,860,470	1,776,078

Costs and expenses:
Cost of rental uniforms and ancillary products	377,471	363,728	748,986	726,657
Cost of other services	168,447	150,934	327,165	296,779
Selling and administrative expenses	288,304	259,406	581,729	523,833
Legal settlements, net of insurance proceeds	—	4,052	—	23,529

Operating income	102,344	106,389	202,590	205,280

Interest income	(394)	(314)	(972)	(673)
Interest expense	12,161	12,579	24,435	24,617

Income before income taxes	90,577	94,124	179,127	181,336

Income taxes	34,711	36,948	61,984	70,176

Net income	$55,866	$57,176	$117,143	$111,160

Basic earnings per share	$0.38	$0.37	$0.78	$0.72

Diluted earnings per share	$0.38	$0.37	$0.78	$0.72

Dividends declared per share	$0.49	$—	$0.49	$—

See accompanying notes.

CINTAS CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands except share data)

	November 30, 2010	May 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$260,953	$411,281
Marketable securities	23,624	154,806
Accounts receivable, net	402,369	366,301
Inventories, net	208,380	169,484
Uniforms and other rental items in service	364,556	332,106
Income taxes, current	13,765	15,691
Deferred income tax asset	53,346	52,415
Prepaid expenses and other	27,853	22,860

Total current assets	1,354,846	1,524,944

Property and equipment, at cost, net	923,535	894,522

Goodwill	1,435,352	1,356,925
Service contracts, net	104,751	103,445
Other assets, net	109,811	89,900

	$3,928,295	$3,969,736

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$92,206	$71,747
Accrued compensation and related liabilities	53,563	66,924
Accrued liabilities	321,209	244,402
Long-term debt due within one year	1,817	609

Total current liabilities	468,795	383,682

Long-term liabilities:
Long-term debt due after one year	785,222	785,444
Deferred income taxes	145,079	150,560
Accrued liabilities	134,086	116,021

Total long-term liabilities	1,064,387	1,052,025

Shareholders’ equity:
Preferred stock, no par value:
100,000 shares authorized, none outstanding	—	—
Common stock, no par value:
425,000,000 shares authorized,
FY 2011: 173,341,299 issued and 145,301,073 outstanding
FY 2010: 173,207,493 issued and 152,869,848 outstanding	135,254	132,058
Paid-in capital	87,219	84,616
Retained earnings	3,125,411	3,080,079
Treasury stock:
FY 2011: 28,040,226 shares
FY 2010: 20,337,645 shares	(1,002,064)	(798,857)
Other accumulated comprehensive income	49,293	36,133
Total shareholders’ equity	2,395,113	2,534,029
	$3,928,295	$3,969,736

See accompanying notes.

CINTAS CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	November 30, 2010	November 30, 2009
Cash flows from operating activities:

Net income	$117,143	$111,160
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	74,563	75,899
Amortization of deferred charges	21,182	20,568
Stock-based compensation	5,799	7,571
Deferred income taxes	(6,277)	4,777
Change in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(27,774)	(12,843)
Inventories, net	(38,838)	34,874
Uniforms and other rental items in service	(30,639)	5,495
Prepaid expenses and other	(4,526)	(568)
Accounts payable	19,765	6,914
Accrued compensation and related liabilities	(13,458)	(1,646)
Accrued liabilities	(10,066)	25,246
Income taxes payable	2,355	16,728
Net cash provided by operating activities	109,229	294,175

Cash flows from investing activities:

Capital expenditures	(88,134)	(48,092)
Proceeds from redemption of marketable securities	135,283	25,852
Purchase of marketable securities and investments	(12,472)	(53,060)
Acquisitions of businesses, net of cash acquired	(88,799)	(6,601)
Other, net	(6,858)	1,053
Net cash used in investing activities	(60,980)	(80,848)

Cash flows from financing activities:

Proceeds from issuance of debt	1,781	—
Repayment of debt	(794)	(321)
Repurchase of common stock	(203,207)	(959)
Other, net	1,699	(717)
Net cash used in financing activities	(200,521)	(1,997)

Effect of exchange rate changes on cash and cash equivalents	1,944	939

Net (decrease) increase in cash and cash equivalents	(150,328)	212,269

Cash and cash equivalents at beginning of period	411,281	129,745

Cash and cash equivalents at end of period	$260,953	$342,014

See accompanying notes.

CINTAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.               Basis of Presentation

The consolidated condensed financial statements of Cintas Corporation (Cintas, the Company, we, us or our) included herein have been prepared by Cintas, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations.  While we believe that the disclosures are adequately presented, it is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes included in our Form 10-K for the fiscal year ended May 31, 2010.  A summary of our significant accounting policies is presented beginning on page 39 of that report.  There have been no material changes in the accounting policies followed by Cintas during the current fiscal year.

Interim results are subject to variations and are not necessarily indicative of the results of operations for a full fiscal year.  In the opinion of management, adjustments (which include only normal recurring adjustments) necessary for a fair statement of the consolidated results of the interim periods shown have been made.

2.               Fair Value Measurements

Financial Accounting Standards Board Accounting Standard Codification Topic 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.  It also establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

CINTAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

These financial instruments measured at fair value on a recurring basis are summarized below (in thousands):

	As of November 30, 2010
	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$260,953	$—	$—	$260,953
Marketable securities:
U.S. municipal bonds	—	941	—	941
Canadian treasury securities	22,184	499	—	22,683
Accounts receivable, net	—	19	—	19
Total assets at fair value	$283,137	$1,459	$—	$284,596

Current Accrued Liabilities	$—	$12	$—	$12
Total Liabilities	$—	$12	$—	$12

	As of May 31, 2010
	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$411,281	$—	$—	$411,281
Marketable securities:
U.S. municipal bonds	—	21,954	—	21,954
Canadian treasury securities	97,791	35,061	—	132,852
Accounts receivable, net	—	450	—	450
Total assets at fair value	$509,072	$57,465	$—	$566,537

Current accrued liabilities	$—	$64	$—	$64
Total liabilities at fair value	$—	$64	$—	$64

Cintas’ cash and cash equivalents and marketable securities are generally classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. Cintas does not adjust the quoted market price for such financial instruments.

The funds invested in Canadian marketable securities are not expected to be repatriated, but instead are expected to be invested indefinitely in foreign subsidiaries.  Interest, realized gains and losses and declines in value determined to be other than temporary on available-for-sale securities are included in interest income or expense.  The cost of the securities sold is based on the specific identification method.  The amortized cost basis of the marketable securities as of November 30, 2010 and May 31, 2010, is $23.6 million and $154.9 million, respectively.  All contractual maturities are due within one year.

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

CINTAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

3.               Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Cintas’ common shares (in thousands except per share data):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2010	2009	2010	2009

Basic Earnings per Share	$55,866	$57,176	$117,143	$111,160
Net income

Less dividends to:
Common shares	$71,197	$—	$71,197	$—
Unvested shares	683	—	683	—
Total dividends	$71,880	$—	$71,880	$—

Undistributed net (loss) income	$(16,014)	$57,176	$45,263	$111,160

Less: net (loss) income allocated to participating unvested securities	(74)	226	204	362

Net (loss) income available to common shareholders	$(15,940)	$56,950	$45,059	$110,798

Basic weighted average common shares outstanding	145,511	152,866	148,856	152,847

Basic earnings per share:
Common shares — distributed earnings	$0.49	$0.00	$0.49	$0.00
Common shares — undistributed earnings	(0.11)	0.37	0.29	0.72
Total common shares	$0.38	$0.37	$0.78	$0.72

Unvested shares - distributed earnings	$0.49	$0.00	$0.49	$0.00
Unvested shares - undistributed earnings	(0.11)	0.37	0.29	0.72
Total unvested shares	$0.38	$0.37	$0.78	$0.72

CINTAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(In thousands except per share data)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2010	2009	2010	2009

Diluted Earnings per Share
Net income	$55,866	$57,176	$117,143	$111,160

Less dividends to:
Common shares	$71,197	$—	$71,197	$—
Unvested shares	683	—	683	—
Total dividends	$71,880	$—	$71,880	$—

Undistributed net (loss) income	$(16,014)	$57,176	$45,263	$111,160

Less: net (loss) income allocated to participating unvested securities	(74)	226	204	362

Net (loss) income available to common shareholders	$(15,940)	$56,950	$45,059	$110,798

Basic weighted average common shares outstanding	145,511	152,866	148,856	152,847

Effect of dilutive securities — employee stock options	—	—	—	—

Diluted weighted average common shares outstanding	145,511	152,866	148,856	152,847

Diluted earnings per share:
Common shares — distributed earnings	$0.49	$0.00	$0.48	$0.00
Common shares — undistributed earnings	(0.11)	0.37	0.29	0.72
Total common shares	$0.38	$0.37	$0.78	$0.72

Unvested shares - distributed earnings	$0.48	$0.00	$0.48	$0.00
Unvested shares - undistributed earnings	(0.11)	0.37	0.29	0.72
Total unvested shares	$0.38	$0.37	$0.78	$0.72

During the six months ended November 30, 2010, Cintas purchased 7,656,193 shares of Cintas common stock under a share buyback program authorized by the Board of Directors on May 2, 2005, and expanded in July 2006.

For the three months ended November 30, 2010 and 2009, 3.5 million and 3.6 million options granted to purchase shares of Cintas common stock were excluded from the computation of diluted earnings per share.  For the six months ended November 30, 2010 and 2009, 3.9 million and 4.4 million options granted to purchase shares of Cintas common stock were excluded from the computation of diluted earnings per share.  The exercise prices of these options were greater than the average market price of the common shares (anti-dilutive).

CINTAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

4.               Goodwill, Service Contracts and Other Assets

Changes in the carrying amount of goodwill and service contracts for the six months ended November 30, 2010, by operating segment, are as follows (in thousands):

	Rental		First Aid,
	Uniforms &	Uniform	Safety &
	Ancillary	Direct	Fire	Document
	Products	Sales	Protection	Management	Total
Goodwill
Balance as of June 1, 2010	$861,117	$23,928	$181,967	$289,913	$1,356,925

Goodwill acquired	23,443	—	17,997	34,904	76,344

Foreign currency translation	577	30	—	1,476	2,083

Balance as of November 30, 2010	$885,137	$23,958	$199,964	$326,293	$1,435,352

	Rental		First Aid,
	Uniforms &	Uniform	Safety &
	Ancillary	Direct	Fire	Document
	Products	Sales	Protection	Management	Total
Service Contracts
Balance as of June 1, 2010	$48,711	$—	$35,599	$19,135	$103,445

Service contracts acquired	3,664	—	7,327	6,038	17,029

Service contracts amortization	(9,363)	—	(3,376)	(4,026)	(16,765)

Foreign currency translation	809	—	—	233	1,042

Balance as of November 30, 2010	$43,821	$—	$39,550	$21,380	$104,751

CINTAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Information regarding Cintas’ service contracts and other assets is as follows (in thousands):

	As of November 30, 2010
	Carrying	Accumulated
	Amount	Amortization	Net

Service contracts	$364,653	$259,902	$104,751
Noncompete and consulting agreements	$73,770	$58,701	$15,069
Investments(1)	80,302	—	80,302
Other	19,110	4,670	14,440

Total	$173,182	$63,371	$109,811

	As of May 31, 2010
	Carrying	Accumulated
	Amount	Amortization	Net

Service contracts	$346,569	$243,124	$103,445
Noncompete and consulting agreements	$68,435	$53,425	$15,010
Investments(1)	68,616	—	68,616
Other	10,516	4,242	6,274

Total	$147,567	$57,667	$89,900

(1)         Investments at November 30, 2010, include the cash surrender value of insurance policies of $46.0 million, equity method investments of $30.0 million and cost method investments of $4.3 million.  Investments at May 31, 2010, include the cash surrender value of insurance policies of $34.3 million, equity method investments of $30.0 million and cost method investments of $4.3 million.

Amortization expense was $21.2 million and $20.6 million for the six months ended November 30, 2010 and 2009, respectively.  Estimated amortization expense, excluding any future acquisitions, for each of the next five years is $40.0 million, $33.7 million, $17.1 million, $13.9 million and $11.2 million, respectively.

Investments recorded using the cost method are evaluated for impairment on an annual basis or when indicators of impairment are identified.  For the six months ended November 30, 2010 and 2009, no losses due to impairment were recorded.

5.              Debt, Derivatives and Hedging Activities

As of August 31, 2010, Cintas had a commercial paper program with availability of $600.0 million that was fully supported by a backup revolving credit facility through a credit agreement with its banking group.  The revolving credit facility had an expiration date of February, 2011.  This revolving credit facility was renewed on September 27, 2010, with reduced availability of $300.0 million, an accordion feature that allows for a maximum borrowing capacity of $450.0 million and an expiration date of September 26, 2014.  As of November 30, 2010 and May 31, 2010, Cintas had no commercial paper outstanding.

CINTAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Cintas used interest rate lock agreements to hedge against movements in the treasury rates at the time Cintas issued its senior notes in fiscal 2002, fiscal 2007 and fiscal 2008. The amortization of the interest rate lock agreements resulted in an increase to other comprehensive income of $0.2 million for both of the three months ended November 30, 2010 and November 30, 2009, respectively, and $0.4 million for both of the six months ended November 30, 2010 and November 30, 2009, respectively.

To hedge the exposure of movements in the foreign currency rates, Cintas at times uses foreign currency hedges.  These hedges would reduce the impact on cash flows from movements in the foreign currency exchange rates.   Examples of foreign currency hedge instruments that Cintas may use are average rate options and forward contracts.  Cintas had average rate options included in accounts receivable, net of less than $0.1 million and $0.5 million as of November 30, 2010 and May 31, 2010, respectively. Cintas also had average rate options included in current accrued liabilities of less than $0.1 million and $0.1 million as of November 30, 2010 and May 31, 2010, respectively. The average rate options that settled during the second quarter decreased foreign currency exchange costs by less than $0.1 million during the three months ended November 30, 2010, and increased foreign currency exchange costs by $0.1 million during the three months ended November 30, 2009.  The average rate options decreased foreign currency exchange costs by less than $0.1 million during the six months ended November 30, 2010, and increased foreign currency exchange costs by $0.1 million during the six months ended November 30, 2009.

Cintas has certain covenants related to debt agreements. These covenants limit Cintas’ ability to incur certain liens, to engage in sale-leaseback transactions and to merge, consolidate or sell all or substantially all of Cintas’ assets. These covenants also require Cintas to maintain certain debt to capitalization and interest coverage ratios. Cross-default provisions exist between certain debt instruments.  If a default of a significant covenant were to occur, the default could result in an acceleration of the maturity of the indebtedness, impair liquidity and limit the ability to raise future capital.  As of November 30, 2010, Cintas was in compliance with all significant debt covenants.

6.               Income Taxes

In the normal course of business, Cintas provides for uncertain tax positions and the related interest and adjusts its unrecognized tax benefits and accrued interest accordingly.  During the three months ended November 30, 2010, unrecognized tax benefits increased by approximately $1.2 million and accrued interest increased by approximately $0.9 million due to the accrual of additional tax and interest.  During the six months ended November 30, 2010, unrecognized tax benefits increased by approximately $2.5 million and accrued interest decreased by approximately $7.9 million due to the expiration of certain statutes.

All U.S. federal income tax returns are closed to audit through fiscal 2008.  Cintas is currently in advanced stages of audits in certain foreign jurisdictions and certain domestic states. The years under audit cover fiscal years back to 2000.  Based on the resolution of the various audits, it is reasonably possible that the balance of unrecognized tax benefits could decrease by $4.3 million for the fiscal year ending May 31, 2011.

CINTAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

7.               Comprehensive Income

Total comprehensive income represents the net change in shareholders’ equity during a period from sources other than transactions with shareholders and, as such, includes net income. For Cintas, the only components of total comprehensive income are the change in cumulative foreign currency translation adjustments, the change in the fair value of derivatives, the amortization of interest rate lock agreements and the change in the fair value of available-for-sale securities. The components of comprehensive income for the three and six month periods ended November 30, 2010 and November 30, 2009, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2010	2009	2010	2009

Net income	$55,866	$57,176	$117,143	$111,160

Other comprehensive income:
Foreign currency translation adjustment	10,025	9,797	13,374	10,526
Change in fair value of derivatives*	(19)	(92)	(625)	(23)
Amortization of interest rate lock agreements	191	191	383	383
Change in fair value of available-for-sale securities**	1	31	28	18
Comprehensive income	$66,064	$67,103	$130,303	$122,064

*         Net of less than $0.1 million of tax benefit for both the three months ended November 30, 2010 and November 30, 2009.  Net of $0.4 million of tax benefit and net of less than $0.1 million of tax benefit for the six months ending November 30, 2010 and November 30, 2009, respectively.

**  Net of less than $0.1 million of tax expense for both the three months ended November 30, 2010 and November 30, 2009.  Net of less than $0.1 million of tax expense for the six months ended November 30, 2010 and November 30, 2009, respectively.

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

Cintas is a defendant in a purported class action lawsuit, Mirna E. Serrano, et al. v. Cintas Corporation (Serrano), filed on May 10, 2004, and pending in the United States District Court, Eastern District of Michigan, Southern Division.  The Serrano plaintiffs alleged that Cintas discriminated against women in hiring into various service sales representative positions across all divisions of Cintas.  On November 15, 2005, the Equal Employment Opportunity Commission (EEOC) intervened in the Serrano lawsuit.  The Serrano plaintiffs seek injunctive relief, compensatory damages, punitive damages, attorneys’ fees and

CINTAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

other remedies.  On October 27, 2008, the United States District Court in the Eastern District of Michigan granted summary judgment in favor of Cintas limiting the scope of the putative class in the Serrano lawsuit to female applicants for service sales representative positions at Cintas locations within the state of Michigan.  Consequently, all claims brought by female applicants for service sales representative positions outside of the state of Michigan were dismissed.  Similarly, any claims brought by the EEOC on behalf of similarly situated female applicants outside of the state of Michigan have also been dismissed from the Serrano lawsuit.  Cintas is a defendant in another purported class action lawsuit, Blanca Nelly Avalos, et al. v. Cintas Corporation (Avalos), which was filed in the United States District Court, Eastern District of Michigan, Southern Division.  The Avalos plaintiffs alleged that Cintas discriminated against women, African-Americans and Hispanics in hiring into various service sales representative positions in Cintas’ Rental division only throughout the United States.  The Avalos plaintiffs sought injunctive relief, compensatory damages, punitive damages, attorneys’ fees and other remedies.  The claims in Avalos originally were brought in the lawsuit captioned Robert Ramirez, et al. v. Cintas Corporation (Ramirez), filed on January 20, 2004, in the United States District Court, Northern District of California, San Francisco Division.  On May 11, 2006, the Ramirez and Avalos African-American, Hispanic and female failure to hire into service sales representative positions claims and the EEOC’s intervention were consolidated for pretrial purposes with the Serrano case and transferred to the United States District Court for the Eastern District of Michigan, Southern Division.  The consolidated case was known as Mirna E. Serrano/Blanca Nelly Avalos, et al. v. Cintas Corporation (Serrano/Avalos).  On March 31, 2009, the United States District Court, Eastern District of Michigan, Southern Division entered an order denying class certification to all plaintiffs in the Serrano/Avalos lawsuits.   Following denial of class certification, the Court permitted the individual Avalos and Serrano plaintiffs to proceed separately.  In the Avalos case, the court dismissed the remaining claims of the individual plaintiffs who remained in that case after the denial of class certification.  On May 11, 2010, Plaintiff Tanesha Davis, on behalf of all similarly situated plaintiffs in the Avalos case, filed a notice of appeal of the District Court’s summary judgment order in the United States Court of Appeals for the Sixth Circuit.  The Appellate Court has made no determination regarding the merits of Davis’ appeal.    In September 2010, the Court in Serrano dismissed all private individual claims and all claims of the EEOC and the 13 individuals it claimed to represent.  The time for appeal has not yet expired on these Serrano dismissals, but, as of the date of this disclosure, no appeal has been taken.

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

Cintas is a defendant in a purported class action lawsuit, Paul Veliz, et al. v. Cintas Corporation (Veliz), filed on March 19, 2003, in the United States District Court, Northern District of California, Oakland Division, alleging that Cintas violated certain federal and state wage and hour laws applicable to its service sales representatives, whom Cintas considers exempt employees, and asserting additional related ERISA claims.  On April 5, 2004 and February 14, 2006, the Court stayed the claims of all plaintiffs with valid arbitration agreements pending arbitration of those claims.  Claims made in the Veliz action, therefore, are pending before the United States District Court, Northern District of California and Judge Bruce Meyerson (Ret.), an Arbitrator selected by the parties.  On August 5, 2009, the parties in the Veliz action reached a settlement in principle.  When the settlement is fully documented and approved by the Court, the settlement will resolve all claims now pending or that could have been brought relating to the subject matter of the case before the Court and the Arbitrator. The principal terms of the settlement provide for an aggregate cash payment of approximately $24.0 million, which is accrued in current accrued liabilities at November 30, 2010.  The pre-tax impact, net of insurance proceeds, was $19.5 million.

CINTAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

Cintas evaluates the performance of each operating segment based on several factors of which the primary financial measures are operating segment revenue and income before income taxes.  The accounting policies of the operating segments are the same as those described in Note 1 entitled Basis of Presentation.  Information related to the operations of Cintas’ operating segments is set forth below (in thousands):

	Rental		First Aid,
	Uniforms &	Uniform	Safety &
	Ancillary	Direct	Fire	Document
	Products	Sales	Protection	Management	Corporate	Total
For the three months ended November 30, 2010
Revenue	$657,847	$108,789	$93,315	$76,615	$—	$936,566
Income (loss) before income taxes	$78,112	$13,279	$5,107	$5,846	$(11,767)	$90,577

For the three months ended November 30, 2009
Revenue	$643,597	$99,434	$81,557	$59,921	$—	$884,509
Income (loss) before income taxes	$91,881	$10,475	$3,018	$5,067	$(16,317)	$94,124

As of and for the six months ended November 30, 2010
Revenue	$1,315,411	$207,569	$186,849	$150,641	$—	$1,860,470
Income (loss) before income taxes	$156,330	$23,126	$8,885	$14,249	$(23,463)	$179,127
Total assets	$2,434,313	$262,810	$360,908	$585,687	$284,577	$3,928,295

As of and for the six months ended November 30, 2009
Revenue	$1,299,235	$188,735	$171,558	$116,550	$—	$1,776,078
Income (loss) before income taxes	$194,334	$18,564	$8,805	$7,106	$(47,473)	$181,336
Total assets	$2,475,877	$141,920	$311,870	$476,441	$480,240	$3,886,348

CINTAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

10.         Supplemental Guarantor Information

Cintas Corporation No. 2 (Corp. 2) is the indirectly, wholly-owned principal operating subsidiary of Cintas.  Corp. 2 is the issuer of the $775.0 million of long-term notes, which are unconditionally guaranteed, jointly and severally, by Cintas and its wholly-owned, direct and indirect domestic subsidiaries.

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

CONDENSED CONSOLIDATING INCOME STATEMENT

THREE MONTHS ENDED NOVEMBER 30, 2010

(In thousands)

						Cintas
	Cintas		Subsidiary	Non-		Corporation
	Corporation	Corp. 2	Guarantors	Guarantors	Eliminations	Consolidated
Revenue:
Rental uniforms and ancillary products	$—	$505,557	$131,978	$47,427	$(27,115)	$657,847
Other services	—	341,415	136,664	28,737	(228,097)	278,719
Equity in net income of affiliates	55,866	—	—	—	(55,866)	—
	55,866	846,972	268,642	76,164	(311,078)	936,566

Costs and expenses (income):
Cost of rental uniforms and ancillary products	—	329,017	76,972	32,738	(61,256)	377,471
Cost of other services	—	225,797	115,067	17,317	(189,734)	168,447
Selling and administrative expenses	—	251,458	16,374	21,860	(1,388)	288,304

Operating income	55,866	40,700	60,229	4,249	(58,700)	102,344

Interest income	—	(159)	(189)	(46)	—	(394)
Interest expense (income)	—	12,813	(668)	16	—	12,161

Income before income taxes	55,866	28,046	61,086	4,279	(58,700)	90,577
Income taxes	—	9,661	23,843	1,209	(2)	34,711
Net income	$55,866	$18,385	$37,243	$3,070	$(58,698)	$55,866

CONDENSED CONSOLIDATING INCOME STATEMENT

THREE MONTHS ENDED NOVEMBER 30, 2009

(In thousands)

						Cintas
	Cintas		Subsidiary	Non-		Corporation
	Corporation	Corp. 2	Guarantors	Guarantors	Eliminations	Consolidated
Revenue:
Rental uniforms and ancillary products	$—	$494,833	$130,484	$45,283	$(27,003)	$643,597
Other services	—	302,077	81,362	16,173	(158,700)	240,912
Equity in net income of affiliates	57,176	—	—	—	(57,176)	—
	57,176	796,910	211,846	61,456	(242,879)	884,509

Costs and expenses (income):
Cost of rental uniforms and ancillary products	—	336,163	79,385	27,500	(79,320)	363,728
Cost of other services	—	177,729	69,720	10,545	(107,060)	150,934
Selling and administrative expenses	—	346,099	(101,836)	15,405	(262)	259,406
Legal settlements, net of insurance proceeds	—	—	4,052	—	—	4,052

Operating income	57,176	(63,081)	160,525	8,006	(56,237)	106,389

Interest income	—	—	(248)	(66)	—	(314)
Interest expense (income)	—	12,763	(200)	16	—	12,579

Income before income taxes	57,176	(75,844)	160,973	8,056	(56,237)	94,124
Income taxes	—	(35,690)	69,889	2,749	—	36,948
Net income	$57,176	$(40,154)	$91,084	$5,307	$(56,237)	$57,176

CONDENSED CONSOLIDATING INCOME STATEMENT

SIX MONTHS ENDED NOVEMBER 30, 2010

(In thousands)

						Cintas
	Cintas		Subsidiary	Non-		Corporation
	Corporation	Corp. 2	Guarantors	Guarantors	Eliminations	Consolidated
Revenue:
Rental uniforms and ancillary products	$—	$1,012,908	$264,212	$93,807	$(55,516)	$1,315,411
Other services	—	672,360	258,574	51,517	(437,392)	545,059
Equity in net income of affiliates	117,143	—	—	—	(117,143)	—
	117,143	1,685,268	522,786	145,324	(610,051)	1,860,470

Costs and expenses (income):
Cost of rental uniforms and ancillary products	—	652,149	156,553	62,558	(122,274)	748,986
Cost of other services	—	439,511	217,859	31,517	(361,722)	327,165
Selling and administrative expenses	—	525,667	16,752	41,847	(2,537)	581,729

Operating income	117,143	67,941	131,622	9,402	(123,518)	202,590

Interest income	—	(354)	(470)	(100,179)	100,031	(972)
Interest expense (income)	—	25,411	(990)	14	—	24,435

Income before income taxes	117,143	42,884	133,082	109,567	(223,549)	179,127
Income taxes	—	13,170	40,870	7,941	3	61,984
Net income	$117,143	$29,714	$92,212	$101,626	$(223,552)	$117,143

CONDENSED CONSOLIDATING INCOME STATEMENT

SIX MONTHS ENDED NOVEMBER 30, 2009

(In thousands)

						Cintas
	Cintas		Subsidiary	Non-		Corporation
	Corporation	Corp. 2	Guarantors	Guarantors	Eliminations	Consolidated
Revenue:
Rental uniforms and ancillary products	$—	$998,683	$264,704	$88,453	$(52,605)	$1,299,235
Other services	—	598,844	154,823	30,380	(307,204)	476,843
Equity in net income of affiliates	111,160	—	—	—	(111,160)	—
	111,160	1,597,527	419,527	118,833	(470,969)	1,776,078

Costs and expenses (income):
Cost of rental uniforms and ancillary products	—	626,402	159,671	53,323	(112,739)	726,657
Cost of other services	—	395,888	133,523	19,118	(251,750)	296,779
Selling and administrative expenses	—	597,128	(104,762)	30,342	1,125	523,833
Legal settlements, net of insurance proceeds	—	—	23,529	—	—	23,529

Operating income	111,160	(21,891)	207,566	16,050	(107,605)	205,280

Interest income	—	—	(531)	(142)	—	(673)
Interest expense (income)	—	25,482	(882)	17	—	24,617

Income before income taxes	111,160	(47,373)	208,979	16,175	(107,605)	181,336
Income taxes	—	(26,014)	90,747	5,443	—	70,176
Net income	$111,160	$(21,359)	$118,232	$10,732	$(107,605)	$111,160

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF NOVEMBER 30, 2010

(In thousands)

						Cintas
	Cintas		Subsidiary	Non-		Corporation
	Corporation	Corp. 2	Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$42,387	$90,859	$127,707	$—	$260,953
Marketable securities	—	—	941	22,683	—	23,624
Accounts receivable, net	—	288,898	78,663	34,808	—	402,369
Inventories, net	—	172,010	27,874	10,907	(2,411)	208,380
Uniforms and other rental items in service	—	282,998	77,440	30,000	(25,882)	364,556
Income taxes, current (payable)	—	(4,254)	486	17,533	—	13,765
Deferred income tax asset (liability)	—	—	55,723	(2,377)	—	53,346
Prepaid expenses and other	—	5,449	18,458	3,946	—	27,853
Total current assets	—	787,488	350,444	245,207	(28,293)	1,354,846

Property and equipment, at cost, net	—	583,900	262,086	77,549	—	923,535

Goodwill	—	—	1,356,331	79,021	—	1,435,352
Service contracts, net	—	97,415	839	6,497	—	104,751
Other assets, net	1,880,573	1,630,702	821,743	363,412	(4,586,619)	109,811
	$1,880,573	$3,099,505	$2,791,443	$771,686	$(4,614,912)	$3,928,295

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts (receivable) payable	$(465,247)	$194,410	$327,244	$(2,224)	$38,023	$92,206
Accrued compensation and related liabilities	—	37,701	12,579	3,283	—	53,563
Accrued liabilities	—	61,786	224,525	34,898	—	321,209
Long-term debt due within one year	—	843	974	—	—	1,817
Total current liabilities	(465,247)	294,740	565,322	35,957	38,023	468,795

Long-term liabilities:
Long-term debt due after one year	—	795,008	(9,786)	—	—	785,222
Deferred income taxes	—	—	139,911	5,168	—	145,079
Accrued liabilities	—	—	133,473	613	—	134,086
Total long-term liabilities	—	795,008	263,598	5,781	—	1,064,387

Total shareholders’ equity	2,345,820	2,009,757	1,962,523	729,948	(4,652,935)	2,395,113
	$1,880,573	$3,099,505	$2,791,443	$771,686	$(4,614,912)	$3,928,295

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MAY 31, 2010

(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non-Guarantors	Eliminations	Cintas Corporation Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$34,905	$339,702	$36,674	$—	$411,281
Marketable securities	—	—	21,954	132,852	—	154,806
Accounts receivable, net	—	265,594	74,256	26,451	—	366,301
Inventories, net	—	144,826	16,857	9,420	(1,619)	169,484
Uniforms and other rental items in service	—	256,398	70,489	25,514	(20,295)	332,106
Income taxes, current (payable)	—	5,306	(591)	10,976	—	15,691
Deferred tax asset (liability)	—	—	54,474	(2,059)	—	52,415
Prepaid expenses and other	—	5,565	15,808	1,487	—	22,860
Total current assets	—	712,594	592,949	241,315	(21,914)	1,524,944

Property and equipment, at cost, net	—	591,040	240,462	63,020	—	894,522
Goodwill	—	—	1,310,675	46,250	—	1,356,925
Service contracts, net	—	98,335	880	4,230	—	103,445
Other assets, net	2,032,649	1,608,188	814,657	322,707	(4,688,301)	89,900
	$2,032,649	$3,010,157	$2,959,623	$677,522	$(4,710,215)	$3,969,736

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts (receivable) payable	$(465,247)	$164,131	$343,454	$(8,614)	$38,023	$71,747
Accrued compensation and related liabilities	—	42,181	21,730	3,013	—	66,924
Accrued liabilities	—	53,432	178,698	13,092	(820)	244,402
Long-term debt due within one year	—	805	(196)	—	—	609
Total current liabilities	(465,247)	260,549	543,686	7,491	37,203	383,682

Long-term liabilities:
Long-term debt due after one year	—	795,541	(10,917)	—	820	785,444
Deferred income taxes	—	—	145,563	4,997	—	150,560
Accrued liabilities	—	—	115,549	472	—	116,021
Total long-term liabilities	—	795,541	250,195	5,469	820	1,052,025
Total shareholders’ equity	2,497,896	1,954,067	2,165,742	664,562	(4,748,238)	2,534,029
	$2,032,649	$3,010,157	$2,959,623	$677,522	$(4,710,215)	$3,969,736

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED NOVEMBER 30, 2010

(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated
Cash flows from operating activities:
Net income	$117,143	$29,714	$92,211	$101,627	$(223,552)	$117,143
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	—	46,558	22,383	5,622	—	74,563
Amortization of deferred charges	—	18,889	339	1,954	—	21,182
Stock-based compensation	5,799	—	—	—	—	5,799
Deferred income taxes	—	—	(6,731)	454	—	(6,277)
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	—	(19,216)	(4,368)	(4,190)	—	(27,774)
Inventories, net	—	(26,531)	(11,933)	(1,166)	792	(38,838)
Uniforms and other rental items in service	—	(26,556)	(6,073)	(3,597)	5,587	(30,639)
Prepaid expenses and other	—	188	(2,648)	(2,066)	—	(4,526)
Accounts payable	—	75,896	(73,488)	17,357	—	19,765
Accrued compensation and related liabilities	—	(4,480)	(9,151)	173	—	(13,458)
Accrued liabilities and other	—	(4,734)	(7,863)	1,711	820	(10,066)
Income taxes payable	—	9,553	(1,076)	(6,122)	—	2,355

Net cash provided by (used in) operating activities	122,942	99,281	(8,398)	111,757	(216,353)	109,229

Cash flows from investing activities:
Capital expenditures	—	(38,392)	(43,862)	(5,880)	—	(88,134)
Proceeds from redemption of marketable securities	—	—	21,769	113,514	—	135,283
Purchase of marketable securities and investments	—	(17,693)	(43,794)	—	49,015	(12,472)
Acquisitions of businesses, net of cash acquired	—	(56,875)	—	(31,924)	—	(88,799)
Other, net	80,265	21,107	(176,860)	(99,528)	168,158	(6,858)

Net cash provided by (used in) investing activities	80,265	(91,853)	(242,747)	(23,818)	217,173	(60,980)

Cash flows from financing activities:
Proceeds from issuance of debt	—	—	1,781	—	—	1,781
Repayment of debt	—	(495)	521	—	(820)	(794)
Repurchase of common stock	(203,207)	—	—	—	—	(203,207)
Other, net	—	383	—	1,316	—	1,699

Net cash (used in) provided by financing activities	(203,207)	(112)	2,302	1,316	(820)	(200,521)

Effect of exchange rate changes on cash and cash equivalents	—	166	—	1,778	—	1,944

Net increase (decrease) in cash and cash equivalents	—	7,482	(248,843)	91,033	—	(150,328)
Cash and cash equivalents at beginning of period	—	34,905	339,701	36,675	—	411,281
Cash and cash equivalents at end of period	$—	$42,387	$90,858	$127,708	$—	$260,953

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED NOVEMBER 30, 2009

(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated
Cash flows from operating activities:
Net income	$111,160	$(21,359)	$118,232	$10,732	$(107,605)	$111,160
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	—	48,525	23,198	4,176	—	75,899
Amortization of deferred charges	—	19,033	470	1,065	—	20,568
Stock-based compensation	7,571	—	—	—	—	7,571
Deferred income taxes	—	—	4,757	20	—	4,777
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	—	15,509	(1,659)	1,609	(28,302)	(12,843)
Inventories, net	—	40,016	(1,383)	(1,831)	(1,928)	34,874
Uniforms and other rental items in service	—	5,809	2,240	(918)	(1,636)	5,495
Prepaid expenses and other	—	602	(833)	(337)	—	(568)
Accounts payable	—	(96,788)	80,361	6,650	16,691	6,914
Accrued compensation and related liabilities	—	(2,092)	163	283	—	(1,646)
Accrued liabilities and other	—	(29)	25,287	(870)	858	25,246
Income taxes payable	—	7,942	5,978	2,808	—	16,728

Net cash provided by (used in) operating activities	118,731	17,168	256,811	23,387	(121,922)	294,175

Cash flows from investing activities:
Capital expenditures	—	(23,471)	(21,556)	(3,065)	—	(48,092)
Proceeds from sale or redemption of marketable securities	—	—	125	25,727	—	25,852
Purchase of marketable securities and investments	—	(1,901)	(12,401)	(23,337)	(15,421)	(53,060)
Acquisitions of businesses, net of cash acquired	—	(6,601)	—	—	—	(6,601)
Other	(117,772)	9,920	6,855	(29)	102,079	1,053

Net cash (used in) provided by investing activities	(117,772)	(22,053)	(26,977)	(704)	86,658	(80,848)

Cash flows from financing activities:
Repayment of debt	—	(471)	(36,327)	1,213	35,264	(321)
Repurchase of common stock	(959)	—	—	—	—	(959)
Other	—	384	(3,430)	2,329	—	(717)

Net cash (used in) provided by financing activities	(959)	(87)	(39,757)	3,542	35,264	(1,997)

Effect of exchange rate changes on cash and cash equivalents	—	177	—	762	—	939

Net (decrease) increase in cash and cash equivalents	—	(4,795)	190,077	26,987	—	212,269
Cash and cash equivalents at beginning of period	—	39,397	76,979	13,369	—	129,745
Cash and cash equivalents at end of period	$—	$34,602	$267,056	$40,356	$—	$342,014

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

Cintas’ principal objective is “to exceed customers’ expectations in order to maximize the long-term value of Cintas for shareholders and working partners,” and it provides the framework and focus for Cintas’ business strategy.  This strategy is to achieve revenue growth for all of our products and services by increasing our penetration at existing customers and by broadening our customer base to include business segments to which Cintas has not historically served.  We will also continue to identify additional product and service opportunities for our current and future customers.

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

We pursue the strategy of broadening our customer base in several ways.  Cintas has a national sales organization introducing all of its products and services to prospects in all business segments.  Our broad range of products and services allows our sales organization to consider any type of business a prospect.  We also broaden our customer base through geographic expansion, especially in our emerging businesses of first aid and safety, fire protection and document management.  Finally, we evaluate strategic acquisitions as opportunities arise.

RESULTS OF OPERATIONS

Cintas classifies its businesses into four operating segments. The Rental Uniforms and Ancillary Products operating segment consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items.  In addition to these rental items, restroom cleaning services and supplies and tile and carpet cleaning services are also provided within this operating segment. The Uniform Direct Sales operating segment consists of the direct sale of uniforms and related items and branded promotional products.  The First Aid, Safety and Fire Protection Services operating segment consists of first aid, safety and fire protection products and services.  The Document Management Services operating segment consists of document destruction, document imaging and document retention services.  Revenue and income before income taxes for each of these operating segments for the three and six month periods ended November 30, 2010 and November 30, 2009, are presented in Note 9 entitled Segment Information of “Notes to Consolidated Condensed Financial Statements.”

Consolidated Results

Three Months Ended November 30, 2010 Compared to Three Months Ended November 30, 2009

Total revenue increased 5.9% for the three months ended November 30, 2010, over the same period in the prior fiscal year from $884.5 million to $936.6 million.  The increase primarily resulted from an organic growth increase of 4.2%.  The remaining 1.7% represents growth derived through acquisitions in our Document Management Services operating segment, our First Aid, Safety and Fire Protection Services operating segment and our Uniform Rentals and Ancillary Products operating segment during the quarter.

Rental Uniforms and Ancillary Products operating segment revenue increased 2.2% for the three months ended November 30, 2010, over the same period in the prior fiscal year from $643.6 million to $657.8 million.  Other Services revenue, consisting of revenue from the reportable operating segments of Uniform Direct Sales, First Aid, Safety and Fire Protection Services and Document Management Services, increased 15.7% for the three months ended November 30, 2010, over the same period in the prior fiscal year from $240.9 million to $278.7 million.  The increase primarily resulted from an organic increase of 10.4%.  The remaining 5.3% represents growth derived through acquisitions in our Document Management Services operating segment and our First Aid, Safety and Fire Protection Services operating segment during the quarter. The organic growth rate for Other Services revenue for the quarter was primarily the result of a 14.7% increase in Document Management operating segment revenue and a 9.4% increase in Uniform Direct Sales operating segment revenue.

Cost of rental uniforms and ancillary products consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other ancillary items.  Cost of rental uniforms and ancillary products increased $13.7 million, or 3.8%, for the three months ended November 30, 2010, compared to the three months ended November 30, 2009.  Higher Rental Uniforms and Ancillary Products operating segment volume resulted in an increase in the cost of rental uniforms and ancillary products.  In addition, maintenance costs increased $2.6 million and energy related costs increased $1.7 million compared to the three months ended November 30, 2009.

Cost of other services consists primarily of cost of goods sold (predominantly uniforms and first aid products), delivery expenses and distribution expenses in the Uniform Direct Sales operating segment, the First Aid, Safety and Fire Protection Services operating segment and the Document Management Services operating segment. Cost of other services increased $17.5 million, or 11.6%, for the three months ended November 30, 2010, compared to the three months ended November 30, 2009.  This increase was primarily due to increased Other Services sales volume.

Selling and administrative expenses increased $28.9 million, or 11.1%, for the three months ended November 30, 2010, compared to the three months ended November 30, 2009.  Selling labor and other selling expenses increased by $10.2 million compared to the same period in the prior fiscal year primarily as a result of an increase in the number of sales representatives.  In addition, professional services increased $3.1 million due to costs related to our enterprise-wide system conversion and bad debt expense increased $2.4 million due to a slight deterioration in the aging in part resulting from an on-going accounts receivable consolidation project.

During the second quarter of fiscal 2010, Cintas had legal settlements that totaled $4.1 million, net of insurance proceeds.  None of these settlements were significant individually.  These settlements included litigation related to multiple subjects including employment practices and insurance coverage.

Net interest expense (interest expense less interest income) was $11.8 million for the three months ended November 30, 2010, compared to $12.3 million for the three months ended November 30, 2009.

Cintas’ effective tax rate decreased to 38.3% for the three months ended November 30, 2010, compared to 39.3% for the prior year period.  This decrease was due to the impact of the closure of certain tax audits during the three months ended November 30, 2010.

Net income decreased $1.3 million, or 2.3%, for the three months ended November 30, 2010, from the same period in the prior fiscal year.  Diluted earnings per share were $0.38 for the three months ended November 30, 2010, which was an increase of 2.7% compared to the same period in the prior fiscal year.

Rental Uniforms and Ancillary Products Operating Segment

Three Months Ended November 30, 2010 Compared to Three Months Ended November 30, 2009

As discussed above, Rental Uniforms and Ancillary Products operating segment revenue increased from $643.6 million to $657.8 million, or 2.2%, and the cost of rental uniforms and ancillary products increased $13.7 million, or 3.8%. The operating segment’s gross margin was $280.4 million, or 42.6% of revenue.  This gross margin percent of revenue of 42.6% was 90 basis points lower than the prior fiscal year’s second quarter of 43.5%.  Maintenance costs increased $2.6 million, or approximately 30 basis points, and energy related costs, which include natural gas, electric and gas, increased $1.7 million, or approximately 20 basis points, from the prior fiscal year’s second quarter.

Selling and administrative expenses as a percent of revenue, at 30.7%, increased 150 basis points compared to the second quarter of the prior fiscal year.  This increase is primarily due to an increase in selling labor due to the addition of sales representatives.  The sales representatives were added to grow revenue in the operating segment.

Income before income taxes decreased $13.8 million to $78.1 million for the Rental Uniforms and Ancillary Products operating segment for the quarter compared to the same quarter last fiscal year. Income before income taxes was 11.9% of the operating segment’s revenue, which is a 240 basis point decrease compared to the second quarter of the prior fiscal year.  This decrease is primarily due to the increase in selling and administrative expenses and the lower gross margin as a percent of revenue.

Uniform Direct Sales Operating Segment

Three Months Ended November 30, 2010 Compared to Three Months Ended November 30, 2009

Uniform Direct Sales operating segment revenue increased from $99.4 million to $108.8 million, or 9.4%, for the three months ended November 30, 2010, over the same quarter in the prior fiscal year due to increased customer orders for uniforms.

Cost of uniform direct sales increased $6.0 million, or 8.5%, for the three months ended November 30, 2010, due to increased Uniform Direct Sales volume.  The gross margin as a percent of revenue was 29.9% for the quarter ended November 30, 2010, which is a slight improvement over the 29.3% in the same quarter in the prior fiscal year.  This increase is due to an increase in sales volume, which causes the operating segment’s fixed costs to be a lower percent of revenue.

Selling and administrative expenses increased $0.6 million compared to the same quarter last fiscal year. However, selling and administrative expenses decreased as a percent of revenue from 18.8% in the second quarter last year to 17.7% in this year’s second quarter.  This decrease in selling and administrative expenses as a percent of revenue was due to the selling and administrative expenses increasing at a lower rate than the revenue growth rate.

Income before income taxes increased $2.8 million to $13.3 million for the Uniform Direct Sales operating segment for the quarter ended November 30, 2010.  Income before income taxes was 12.2% of the operating segment’s revenue compared to 10.5% for the same quarter last fiscal year.  This increase in income before income taxes is primarily due to the increase in revenue.

First Aid, Safety and Fire Protection Services Operating Segment

Three Months Ended November 30, 2010 Compared to Three Months Ended November 30, 2009

First Aid, Safety and Fire Protection Services operating segment revenue increased from $81.6 million to $93.3 million, or 14.4%, for the three months ended November 30, 2010.  The increase primarily resulted from organic growth of 8.4%.  The remaining 6.0% represents growth derived mainly through acquisitions.

Cost of first aid, safety and fire protection services increased $4.0 million, or 7.8%, for the three months ended November 30, 2010.   Gross margin for the First Aid, Safety and Fire Protection Services operating segment is defined as revenue less cost of goods, warehouse expenses, service expenses and training expenses.  The gross margin as a percent of revenue was 41.1% for the quarter ended November 30, 2010, which is a 360 basis point increase compared to the gross margin percentage in the second quarter of the prior fiscal year.  This increase is due to an increase in sales volume, which causes the operating segment’s fixed costs to be a lower percent of revenue, and the elimination of lower margin fire installation revenue.

Selling and administrative expenses as a percent of revenue, at 35.6%, increased 180 basis points compared to the second quarter of the prior fiscal year.  Selling and administrative expenses increased from $27.5 million in last year’s second quarter to $33.2 million in the second quarter of this fiscal year due to an increase in the number of sales representatives and a $1.4 million increase in bad debt expense.

Income before income taxes for the First Aid, Safety and Fire Protection Services operating segment increased $2.1 million to $5.1 million for the three months ended November 30, 2010. Income before income taxes was 5.5% of the operating segment’s revenue, compared to 3.7% in last fiscal year’s second quarter.  This increase is primarily due to the increase in sales volume.

Document Management Services Operating Segment

Three Months Ended November 30, 2010 Compared to Three Months Ended November 30, 2009

Document Management Services operating segment revenue increased from $59.9 million to $76.6 million, or 27.9%, for the quarter ended November 30, 2010, over the same quarter in the prior fiscal year.  The increase primarily resulted from an organic growth increase of 14.7%.  The remaining 13.2% represents growth derived mainly through acquisitions.  This operating segment derives a portion of its revenue from the sale of shredded paper to paper recyclers.  The average price from these paper sales increased by approximately 42% in the quarter ended November 30, 2010, compared to the quarter ended November 30, 2009, due to increased volume and increases in recycled paper prices.  This increase resulted in higher recycled paper revenue.  Excluding the increase in recycled paper prices, operating segment revenue grew 5.0% organically compared to last fiscal year’s second quarter.

Cost of document management services increased $7.5 million, or 25.4%, for the three months ended November 30, 2010, due to increased Document Management Services operating segment volume. Gross margin for the Document Management Services operating segment is defined as revenue less production and service costs.  The gross margin as a percent of revenue increased from 50.5% in last year’s second quarter to 51.4% for the quarter ended November 30, 2010.  This increase is largely due to the increase in the recycled paper prices which increased overall operating segment revenue.

Selling and administrative expenses increased $8.4 million compared to the same quarter last year primarily due to an increase in the number of sales representatives.  These expenses as a percent of revenue, at 43.8%, increased 180 basis points compared to the second quarter of the prior fiscal year.

Income before income taxes for the Document Management Services operating segment increased $0.8 million to $5.9 million for the period compared to the same period in the prior fiscal year.  Income before income taxes as a percentage of the operating segment’s revenue decreased from 8.5% in last year’s second quarter to 7.6% for the quarter ended November 30, 2010, primarily as a result of the increase in selling and administrative expenses.

Consolidated Results

Six Months Ended November 30, 2010 Compared to Six Months Ended November 30, 2009

Total revenue increased 4.8% for the six months ended November 30, 2010, over the same period in the prior fiscal year from $1.8 billion to $1.9 billion.  The increase primarily resulted from an organic growth increase of 3.5%.  The remaining 1.3% represents growth derived through acquisitions in our Document Management Services operating segment, our First Aid, Safety and Fire Protection Services operating segment and our Uniform Rentals and Ancillary Products operating segment during the period.

Rental Uniforms and Ancillary Products operating segment revenue increased 1.2% for the six months ended November 30, 2010, over the same period in the prior fiscal year from $1.30 billion to $1.32 billion.  Other Services revenue, consisting of revenue from the reportable operating segments of Uniform Direct Sales, First Aid, Safety and Fire Protection Services and Document Management Services, increased 14.3% for the six months ended November 30, 2010, over the same period in the prior fiscal year from $476.8 million to $545.1 million.  The increase primarily resulted from an organic increase of 10.4%.  The remaining 3.9% represents growth derived through acquisitions in our Document Management Services operating segment and our First Aid, Safety and Fire Protection Services operating segment during the period. The organic growth rate for the quarter was primarily the result of an 18.8% increase in Document Management operating segment revenue and a 10.0% increase in Uniform Direct Sales operating segment revenue.

Cost of rental uniforms and ancillary products consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other ancillary items.  Cost of rental uniforms and ancillary products increased $22.3 million, or 3.1%, for the six months ended November 30, 2010, compared to the six months ended November 30, 2009.  Higher Rental Uniforms and Ancillary Products operating segment volume resulted in an increase in the cost of rental uniforms and ancillary products.  In addition, maintenance costs increased $5.4 million and energy related costs increased $2.9 million compared to the six months ended November 30, 2009.

Cost of other services consists primarily of cost of goods sold (predominantly uniforms and first aid products), delivery expenses and distribution expenses in the Uniform Direct Sales operating segment, the First Aid, Safety and Fire Protection Services operating segment and the Document Management Services operating segment. Cost of other services increased $30.4 million, or 10.2%, for the six months ended November 30, 2010, compared to the six months ended November 30, 2009.  This increase was primarily due to increased Other Services sales volume.

Selling and administrative expenses increased $57.9 million, or 11.1%, for the six months ended November 30, 2010, compared to the six months ended November 30, 2009.  Labor and payroll tax expenses increased by $29.2 million compared to the same period in the prior fiscal year primarily as a result of an increase in the number of sales representatives.  In addition, bad debt expense increased $6.1 million due to a slight deterioration in the aging in part resulting from an on-going accounts receivable consolidation project, and professional services increased $5.3 million due to costs related to our enterprise wide system conversion.

During the first quarter of fiscal 2010, Cintas and the plaintiffs involved in the litigation, Paul Veliz, et al. v. Cintas Corporation, reached a settlement in principle.  The principal terms of the settlement provide for an aggregate cash payment of approximately $24 million, which Cintas has accrued as of November 30, 2010.  The pre-tax impact, net of insurance proceeds, was approximately $19.5 million.  This settlement is more fully described in Note 8 entitled Litigation and Other Contingencies in “Notes to Consolidated Condensed Financial Statements.” During the second quarter of fiscal 2010, Cintas had legal settlements that totaled $4.1 million, net of insurance proceeds.  None of these settlements were significant individually.  These settlements included litigation related to multiple subjects including employment practices and insurance coverage.

Net interest expense (interest expense less interest income) was $23.5 million the six months ended November 30, 2010, compared to $23.9 million for the six months ended November 30, 2009.

Cintas’ effective tax rate decreased to 34.6% for the six months ended November 30, 2010, compared to 38.7% for the prior year period.  This decrease was due to the impact of the closure of certain tax audits during the six months ended November 30, 2010.

Net income increased $6.0 million, or 5.4%, for the six months ended November 30, 2010, from the same period in the prior fiscal year.  Diluted earnings per share were $0.78 for the six months ended November 30, 2010, which was an increase of 8.3% compared to the same period in the prior fiscal year. The increased net income and diluted earnings per share are due primarily to increased revenue for the period, and the legal settlements which occurred last year, offset by higher selling and administrative expenses in the current period.

Rental Uniforms and Ancillary Products Operating Segment

Six Months Ended November 30, 2010 Compared to Six Months Ended November 30, 2009

As discussed above, Rental Uniforms and Ancillary Products operating segment revenue increased from $1.30 billion to $1.32 billion, or 1.2%, and the cost of rental uniforms and ancillary products increased $22.3 million, or 3.1%. The operating segment’s gross margin was $566.4 million, or 43.1% of revenue.  This gross margin percent of revenue of 43.1% was 100 basis points lower than the prior fiscal year’s 44.1%.  Maintenance costs increased $5.4 million, or approximately 40 basis points, and energy related costs, which include natural gas, electric and gas, increased $2.9 million, or approximately 20 basis points, from the prior fiscal year period.

Selling and administrative expenses as a percent of revenue, at 31.2%, increased 210 basis points compared to the same period of the prior fiscal year.  This increase is primarily due to an increase in selling labor due to the addition of sales representatives.  The sales representatives were added to grow revenue in the operating segment.

Income before income taxes decreased $38.0 million to $156.3 million for the Rental Uniforms and Ancillary Products operating segment compared to the same period last fiscal year.  Income before income taxes was 11.9% of the operating segment’s revenue, which is a 310 basis point decrease compared to the same period of the prior fiscal year.  This is primarily due to the increase in selling and administrative expenses and the lower gross margin as a percent of revenue.

Uniform Direct Sales Operating Segment

Six Months Ended November 30, 2010 Compared to Six Months Ended November 30, 2009

Uniform Direct Sales operating segment revenue increased from $188.7 million to $207.6 million, or 10.0%, for the six months ended November 30, 2010, over the same period in the prior fiscal year due to increased customer orders for uniforms.

Cost of uniform direct sales increased $12.8 million, or 9.6%, for the six months ended November 30, 2010, due to increased Uniform Direct Sales volume.  The gross margin as a percent of revenue was 30.1% for the six months ended November 30, 2010, which is relatively consistent with the 29.9% in the same period of the prior fiscal year.

Selling and administrative expenses increased $1.5 million compared to last fiscal year.  However, selling and administrative expenses decreased as a percent of revenue from 20.1% in the first six months last fiscal year to 19.0% in this fiscal year’s first six months.  This decrease in selling and administrative expenses as a percent of revenue was due to the selling and administrative expenses increasing at a lower rate than the revenue growth rate.

Income before income taxes increased $4.6 million to $23.1 million for the Uniform Direct Sales operating segment for the six months ended November 30, 2010.  Income before income taxes was 11.1% of the operating segment’s revenue compared to 9.8% for the same period last fiscal year.  This increase in income before income taxes is primarily due to the increase in revenue.

First Aid, Safety and Fire Protection Services Operating Segment

Six Months Ended November 30, 2010 Compared to Six Months Ended November 30, 2009

First Aid, Safety and Fire Protection Services operating segment revenue increased from $171.6 million to $186.8 million, or 8.9%, for the six months ended November 30, 2010.  The increase primarily resulted from an organic growth of 5.1%.  The remaining 3.8% represents growth derived mainly through acquisitions.

Cost of first aid, safety and fire protection services increased $4.5 million, or 4.3%, for the six months ended November 30, 2010.   Gross margin for the First Aid, Safety and Fire Protection Services operating segment is defined as revenue less cost of goods, warehouse expenses, service expenses and training expenses.  The gross margin as a percent of revenue was 41.0% for the six months ended November 30, 2010, which is a 260 basis point increase compared to the gross margin percentage for the six months ended November 30, 2009.  This increase is due to an increase in sales volume, which causes the operating segment’s fixed costs to be a lower percent of revenue, and the elimination of lower margin fire installation revenue.

Selling and administrative expenses as a percent of revenue, at 36.2%, increased 300 basis points compared to the first six months of the prior fiscal year.  Selling and administrative expenses increased from $57.0 million in last fiscal year’s first six months to $67.7 million in the first six months of this fiscal year due to an increase in the number of sales representatives and a $3.0 million increase in bad debt expense.

Income before income taxes for the First Aid, Safety and Fire Protection Services operating segment increased $0.1 million to $8.9 million for the six months ended November 30, 2010. Income before income taxes was 4.8% of the operating segment’s revenue, compared to 5.1% in last fiscal year’s first six months.  This decrease in income before income taxes as a percent of revenue is primarily due to the increase in selling and administrative expenses.

Document Management Services Operating Segment

Six Months Ended November 30, 2010 Compared to Six Months Ended November 30, 2009

Document Management Services operating segment revenue increased from $116.6 million to $150.6 million, or 29.3%, for the six months ended November 30, 2010, over the same period in the prior fiscal year.  The increase primarily resulted from an organic growth increase of 18.8%.  The remaining 10.5% represents growth derived mainly through acquisitions.  This operating segment derives a portion of its revenue from the sale of shredded paper to paper recyclers.  The average price from these paper sales increased by approximately 52% in the six months ended November 30, 2010, compared to the six months ended November 30, 2009, due to increased volume and increases in recycled paper prices.  This increase resulted in higher recycled paper revenue.  Excluding the increase in recycled paper prices, segment revenue grew 7.8% organically compared to last fiscal year’s first six months.

Cost of document management services increased $13.1 million, or 22.3%, for the six months ended November 30, 2010, due to increased Document Management Services operating segment volume. Gross margin for the Document Management Services operating segment is defined as revenue less production and service costs.  The gross margin as a percent of revenue increased from 49.6% for the six months ended November 30, 2009, to 52.3% for the six months ended November 30, 2010. This increase is due to the increase in the recycled paper prices which increased revenue.

Selling and administrative expenses increased $13.8 million compared to last fiscal year primarily due to an increase in the number of sales representatives.  However, these expenses as a percent of revenue, at 42.9%, decreased 60 basis points compared to the first six months of the prior fiscal year. This decrease is due to the revenue growing at a faster rate than the expenses due to the increase in recycled paper prices.

Income before income taxes for the Document Management Services operating segment increased $7.1 million to $14.2 million for the period compared to the same period in the prior fiscal year.  Income before income taxes as a percentage of the operating segment’s revenue increased from 6.1% in last year’s first six months to 9.5% for the six months ended November 30, 2010, primarily as a result of the increase in recycled paper prices.

Liquidity and Capital Resources

The following is a summary of our cash flows and cash and cash equivalents and marketable securities as of and for the six months ended November 30, 2010 (in thousands):

	2010	2009

Net cash provided by operating activities	$109,229	$294,175
Net cash used in investing activities	$(60,980)	$(80,848)
Net cash used in financing activities	$(200,521)	$(1,997)

Cash and cash equivalents and marketable securities at the end of the period	$284,577	$566,087

The cash and cash equivalents and marketable securities as of November 30, 2010, include $152 million that is located outside of the United States.   We expect to use these amounts to fund our international operations and expansion activities.  The marketable securities at November 30, 2010, consist of United States municipal bonds and Canadian treasury securities.  We believe that our investment policy pertaining to marketable securities is conservative.  The criterion used in making investment decisions is the preservation of principal, while earning an attractive yield.

Cash flows provided by operating activities have historically supplied us with a significant source of liquidity. We generally use these cash flows to fund most, if not all, of our operations and expansion activities and dividends on our common stock.  We may also use cash flows provided by operating activities, as well as proceeds from long-term debt and short-term borrowings, to fund growth and expansion opportunities, as well as other cash requirements such as share buybacks.

Net cash provided by operating activities was $109.2 million for the six months ended November 30, 2010, a decrease of $184.9 million compared to the same period last fiscal year.  Last fiscal year’s net cash provided by operating activities benefitted from lower working capital needs associated with our decreasing sales volumes and the accrual of approximately $28 million in legal settlements.  As sales volumes have increased this fiscal year, our working capital needs have increased. Accounts receivable has increased $36.1 million since May 31, 2010, and inventories, net and uniforms and other rental items in service has increased $71.3 million since May 31, 2010, both due to the higher sales volumes and an intentional increase in inventory in anticipation of and as a precaution to a planned enterprise-wide system conversion of the Cintas global supply chain division.

Net cash used in investing activities includes capital expenditures and cash paid for acquisitions of businesses. Capital expenditures were $88.1 million and $48.1 million for the six months ended November 30, 2010 and 2009, respectively.  These capital expenditures primarily relate to expansion efforts in Rental Uniforms and Ancillary Products and Document Management Services operating segments and to an enterprise wide system conversion.  Capital expenditures increased this year compared to last year as economic conditions in the United States and Canada stabilized in 2010, providing better revenue growth opportunities.  Cash paid for acquisitions of businesses was $88.8 million and $6.6 million for the six months ended November 30, 2010 and 2009, respectively.  The acquisitions this fiscal year occurred in our Document Management Services, First Aid, Safety and Fire Protection Services and Rental Uniforms and Ancillary Products operating segments.  The cash used for capital expenditures and acquisitions was offset by net proceeds from the sale or redemption of marketable securities.

Net cash used in financing activities was $200.5 million and $2.0 million for the six months ended November 30, 2010 and 2009, respectively.  We completed our existing share buyback program by purchasing $203.3 million of Cintas common stock during the six months ended November 30, 2010.  We incurred no new debt or short-term borrowings during the period to finance these purchases, but instead used existing cash and cash equivalents.

On October 26, 2010, we announced that the Board of Directors authorized a $500 million share buyback program at market prices.  No purchases have been made under this new program.

On October 26, 2010, Cintas declared an annual cash dividend of $0.49 per share on outstanding common stock, a two percent increase over the dividend paid in the prior year.  The dividend was paid on December 15, 2010, to shareholders of record as of November 12, 2010.

As of November 30, 2010, we had $775.0 million in fixed rate notes outstanding with maturities ranging from 2012 to 2036.  Cintas had a commercial paper program with availability of $600.0 million that was fully supported by a backup revolving credit facility through a credit agreement with its banking group.  This revolving credit facility was renewed on September 27, 2010, with availability of $300.0 million and an accordion feature that allows for a maximum borrowing capacity of $450.0 million and an expiration date of September 26, 2014. The availability was reduced from $600.0 million to $450.0 million in order to lower the overall cost of the program. We believe this program will be adequate to provide necessary funding for our cash requirements.  As of November 30, 2010 and May 31, 2010, we had no commercial paper outstanding and no outstanding borrowings on our revolving credit facility.  However, as a result of cash requirements related primarily to acquisition opportunities, we have issued commercial paper subsequent to November 30, 2010, for varying amounts with a maximum outstanding issuance of approximately $90.0 million.

Cintas has certain covenants related to debt agreements. These covenants limit Cintas’ ability to incur certain liens, to engage in sale-leaseback transactions and to merge, consolidate or sell all or substantially all of Cintas’ assets. These covenants also require Cintas to maintain certain debt to capitalization and interest coverage ratios. Cross-default provisions exist between certain debt instruments.  If a default of a significant covenant were to occur, the default could result in an acceleration of the maturity of the indebtedness, impair liquidity and limit the ability to raise future capital.  As of November 30, 2010, Cintas was in compliance with all significant debt covenants.

Our access to the commercial paper and long-term debt markets has historically provided us with sources of liquidity.  We do not anticipate having difficulty in obtaining financing from those markets in the future in view of our favorable experiences in the debt markets in the recent past. Our ability to continue to access the commercial paper and long-term debt markets on favorable interest rate and other terms will depend, to a significant degree, on the ratings assigned by the credit rating agencies to our indebtedness.  As of November 30, 2010, our ratings were as follows:

Rating Agency	Outlook	Commercial Paper	Long-term Debt

Standard & Poor’s	Stable	A-2	A-
Moody’s Investors Service	Stable	P-1	A2

In the event that the ratings of our commercial paper or our outstanding long-term debt issues were substantially lowered or withdrawn for any reason or if the ratings assigned to any new issue of long-term debt securities were significantly lower than those noted above, particularly if we no longer had investment grade ratings, our ability to access the debt markets may be adversely affected.  In addition, in such a case, our cost of funds for new issues of commercial paper and long-term debt would be higher than our cost of funds would have been had the ratings of those new issues been at or above the level of the ratings noted above.  The rating agency ratings are not recommendations to buy, sell or hold our commercial paper or debt securities. Each rating may be subject to revision or withdrawal at any time by the assigning rating organization and should be evaluated independently of any other rating.  Moreover, each credit rating is specific to the security to which it applies.

To monitor our credit rating and our capacity for long-term financing, we consider various qualitative and quantitative factors.  One such factor is the ratio of our total debt to capitalization. For the purpose of this calculation, debt is defined as the sum of short-term borrowings, long-term debt due within one year, obligations under capital leases due in one year, long-term debt and long-term obligations under capital leases.  Total capitalization is defined as debt plus shareholders’ equity.  At November 30, 2010 and May 31, 2010, the ratio of our total debt to capitalization was 24.7% and 23.7%, respectively.  We believe these levels are reasonable and allow for additional funding if the need arises.

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

ITEM 4.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

With the participation of Cintas’ management, including Cintas’ Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, Cintas has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of November 30, 2010.  Based on such evaluation, Cintas’ management, including Cintas’ Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, has concluded that Cintas’ disclosure controls and procedures were effective as of November 30, 2010, in ensuring (i) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is accumulated and communicated to Cintas’ management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in Cintas’ internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended November 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. See “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” on pages 32 and 33 of our Form 10-K for the fiscal year ended May 31, 2010.

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

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan	Maximum approximate dollar value of shares that may yet be purchased under the plan
September 2010	2,711,262	$26.51	27,951,175	$—

October 2010	—	—	—	$—

November 2010	—	—	—	$—
Total	2,711,262	$26.51	27,951,175	$—

For the three months ended November 30, 2010, Cintas purchased 2,711,262 shares of Cintas common stock under this program at an average price of $26.51 per share for a total purchase price of $71.9 million.  From the inception of the share buyback program through December 31, 2010, Cintas has purchased a total of approximately 28.0 million shares of Cintas stock at an average price of $35.78 per share for a total purchase price of $1 billion.  These purchases in September completed the existing share buyback program.  On October 26, 2010, Cintas announced that the Board of Directors authorized a $500 million share buyback program at market prices. No purchases have been made under this new program.

Item 5.           Other Information

On October 26, 2010, Cintas declared an annual cash dividend of $0.49 per share on outstanding common stock, a two percent increase over the dividend paid in the prior year.  The dividend was paid on December 15, 2010, to shareholders of record as of November 12, 2010.

Item 6.           Exhibits.

10.1	Fourth Amendment Agreement to Credit Agreement, dated as of September 27,2010 (Incorporated by reference to Exhibit 10.5 to Cintas’ Form 8-K dated October 1, 2010)
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINTAS CORPORATION
(Registrant)

Date: January 7, 2011	By:	/s/ William C. Gale
William C. Gale
Senior Vice President and Chief Financial Officer
(Chief Accounting Officer)

EXHIBIT INDEX

10.1	Fourth Amendment Agreement to Credit Agreement, dated as of September 27, 2010 (Incorporated by reference to Exhibit 10.5 to Cintas’ Form 8-K dated October 1, 2010)
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer