Form 10-Q
period 2011-02-28
CINTAS CORP
filed 2011-04-08
CIK 723254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

( X )       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

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

Indicate by checkmark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   Ö   No ___

Indicate by a checkmark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes   Ö   No ___

Indicate by checkmark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer	Ö Accelerated Filer ___	Smaller Reporting Company ___
Non-Accelerated Filer	(Do not check if a smaller reporting company)

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ___ No    Ö

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding March 31, 2011
Common Stock, no par value	145,303,323

CINTAS CORPORATION

CINTAS CORPORATION

ITEM 1. FINANCIAL STATEMENTS.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

(In thousands except per share data)

	Three Months Ended		Nine Months Ended

	February 28,		February 28,
	2011	2010	2011	2010

Revenue:
Rental uniforms and ancillary products	$664,976	$622,458	$1,980,387	$1,921,693
Other services	272,851	239,354	817,910	716,197
	937,827	861,812	2,798,297	2,637,890

Costs and expenses:
Cost of rental uniforms and ancillary products	380,224	356,750	1,129,210	1,083,407
Cost of other services	165,682	145,455	492,847	442,234
Selling and administrative expenses	283,045	275,596	864,774	799,429
Legal settlements, net of insurance proceeds	---	---	---	23,529

Operating income	108,876	84,011	311,466	289,291

Interest income	(280)	(422)	(1,252)	(1,095)
Interest expense	12,520	11,575	36,955	36,192

Income before income taxes	96,636	72,858	275,763	254,194

Income taxes	37,566	23,876	99,550	94,052

Net income	$ 59,070	$ 48,982	$ 176,213	$ 160,142

Basic earnings per share	$ 0.41	$ 0.32	$ 1.19	$ 1.04

Diluted earnings per share	$ 0.41	$ 0.32	$ 1.19	$ 1.04

Dividends declared per share	$ ----	$ 0.48	$ 0.49	$ 0.48

See accompanying notes.

CINTAS CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

 (In thousands except share data)

	February 28, 2011	May 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 184,731	$ 411,281
Marketable securities	31,974	154,806
Accounts receivable, net	416,295	366,301
Inventories, net	232,294	169,484
Uniforms and other rental items in service	373,983	332,106
Income taxes, current	13,026	15,691
Deferred income tax asset	44,475	52,415
Prepaid expenses and other	26,160	22,860

Total current assets	1,322,938	1,524,944

Property and equipment, at cost, net	941,773	894,522

Goodwill	1,491,116	1,356,925
Service contracts, net	107,460	103,445
Other assets, net	108,783	89,900

	$3,972,070	$3,969,736

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 101,935	$ 71,747
Accrued compensation and related liabilities	67,396	66,924
Accrued liabilities	220,674	244,402
Long-term debt due within one year	1,631	609

Total current liabilities	391,636	383,682

Long-term liabilities:
Long-term debt due after one year	806,447	785,444
Deferred income taxes	165,271	150,560
Accrued liabilities	135,774	116,021

Total long-term liabilities	1,107,492	1,052,025

Shareholders’ equity:
Preferred stock, no par value:
100,000 shares authorized, none outstanding	----	----
Common stock, no par value:	135,276	132,058
425,000,000 shares authorized,
FY 2011: 173,342,049 issued and 145,301,823 outstanding
FY 2010: 173,207,493 issued and 152,869,848 outstanding
Paid-in capital	90,462	84,616
Retained earnings	3,184,480	3,080,079
Treasury stock:	(1,002,071)	(798,857)
FY 2011: 28,040,226 shares
FY 2010: 20,337,645 shares
Other accumulated comprehensive income	64,795	36,133
Total shareholders’ equity	2,472,942	2,534,029
	$3,972,070	$3,969,736

See accompanying notes.

CINTAS CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	February 28, 2011	February 28, 2010
Cash flows from operating activities:

Net income	$176,213	$160,142
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	112,126	113,834
Amortization of deferred charges	32,166	30,606
Stock-based compensation	9,813	11,323
Deferred income taxes	22,524	11,945
Change in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(32,844)	10,785
Inventories, net	(61,620)	31,900
Uniforms and other rental items in service	(38,433)	14,223
Prepaid expenses and other	(2,418)	(240)
Accounts payable	26,974	15,167
Accrued compensation and related liabilities	241	8,414
Accrued liabilities	(40,663)	11,507
Income taxes payable	3,876	9,583
Net cash provided by operating activities	207,955	429,189

Cash flows from investing activities:

Capital expenditures	(142,298)	(78,928)
Proceeds from redemption of marketable securities	137,879	34,011
Purchase of marketable securities and investments	(23,174)	(69,819)
Acquisitions of businesses, net of cash acquired	(158,517)	(41,375)
Other, net	(2,845)	3,804
Net cash used in investing activities	(188,955)	(152,307)

Cash flows from financing activities:

Proceeds from issuance of debt	304,781	----
Repayment of debt	(282,755)	(464)
Dividends paid	(71,812)	----
Repurchase of common stock	(203,214)	(960)
Other, net	930	(394)
Net cash used in financing activities	(252,070)	(1,818)

Effect of exchange rate changes on cash and cash equivalents	6,520	1,694

Net (decrease) increase in cash and cash equivalents	(226,550)	276,758

Cash and cash equivalents at beginning of period	411,281	129,745

Cash and cash equivalents at end of period	$184,731	$406,503

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

2.             Fair Value Measurements

Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) Topic 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.  It also establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

CINTAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

These financial instruments measured at fair value on a recurring basis are summarized below (in thousands):

	As of February 28, 2011
	Level 1	Level 2	Level 3		Fair Value

Cash and cash equivalents	$184,731	$ ----	$	----	$184,731
Marketable securities:
U.S. municipal bonds	100	----	----		100
Canadian treasury securities	23,703	8,171	----		31,874
Total assets at fair value	$208,534	$8,171	$	----	$216,705

Current accrued liabilities	$ ----	$575	$	----	$575
Total liabilities at fair value	$ ----	$575	$	----	$575

	As of May 31, 2010
	Level 1	Level 2	Level 3		Fair Value

Cash and cash equivalents	$411,281	$ ----	$	----	$411,281
Marketable securities:
U.S. municipal bonds	----	21,954	----		21,954
Canadian treasury securities	97,791	35,061	----		132,852
Accounts receivable, net	----	450	----		450
Total assets at fair value	$509,072	$57,465	$	----	$566,537

Current accrued liabilities	$ ----	$64	$	----	$64
Total liabilities at fair value	$ ----	$64	$	----	$64

Cintas’ cash and cash equivalents and marketable securities are generally classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. Cintas does not adjust the quoted market price or the broker or dealer quote for such financial instruments.

The funds invested in Canadian marketable securities are not expected to be repatriated, but instead are expected to be invested indefinitely in foreign subsidiaries.  Interest, realized gains and losses and declines in value determined to be other than temporary on available-for-sale securities are included in interest income or expense.  The cost of the securities sold is based on the specific identification method.  The amortized cost basis of the marketable securities as of February 28, 2011 and May 31, 2010, is $32.0 million and $154.9 million, respectively.  All contractual maturities are due within one year.

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

CINTAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Cintas’ non-financial assets and liabilities not permitted or required to be measured at fair value on a recurring basis primarily relate to assets and liabilities acquired in a business acquisition.  Cintas is required to provide additional disclosures about fair value measurements as part of the consolidated condensed financial statements for each major category of assets and liabilities measured at fair value on a non-recurring basis (including business acquisitions).  Based on the nature of Cintas’ business acquisitions, which occur regularly throughout the fiscal year, the majority of the assets acquired and liabilities assumed consist of working capital, primarily valued using Level 2 inputs, property and equipment, also primarily valued using Level 2 inputs and goodwill and other identified intangible assets valued using Level 3 inputs.  In general, non-recurring fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities, which generally are not applicable to non-financial assets and liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as definitive sales agreements, appraisals or established market values of comparable assets. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability and include situations where there is little, if any, market activity for the asset or liability, such as internal estimates of future cash flows.

3.            Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Cintas’ common shares (in thousands except per share data):

CINTAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2011	2010	2011	2010

Basic and Diluted Earnings per Share
Net income	$ 59,070	$ 48,982	$176,213	$160,142

Less dividends to:
Common shares	$ ---	$ 73,377	$ 71,197	$ 73,377
Unvested shares	---	536	615	536
Total dividends	$ ---	$ 73,913	$ 71,812	$ 73,913

Undistributed net income (loss)	$ 59,070	$(24,931)	$104,401	$ 86,229

Less: net income (loss) allocated to participating unvested securities	316	(94)	564	347

Net income (loss) available to common shareholders	$ 58,754	$(24,837)	$103,837	$ 85,882

Basic weighted average common shares outstanding	145,303	152,869	147,686	152,854

Effect of dilutive securities – employee stock options	----	----	----	----

Diluted weighted average common shares outstanding	145,303	152,869	147,686	152,854

Basic and diluted earnings per share:
Common shares – distributed earnings	$ 0.00	$ 0.48	$ 0.49	$ 0.48
Common shares – undistributed earnings	0.41	(0.16)	0.70	0.56
Total common shares	$ 0.41	$ 0.32	$ 1.19	$ 1.04

Unvested shares - distributed earnings	$ 0.00	$ 0.48	$ 0.49	$ 0.48
Unvested shares - undistributed earnings	0.41	(0.16)	0.70	0.56
Total unvested shares	$ 0.41	$ 0.32	$ 1.19	$ 1.04

During the nine months ended February 28, 2011, Cintas purchased 7,656,193 shares of Cintas common stock under a share buyback program authorized by the Board of Directors on May 2, 2005, and expanded in July 2006.

For the three months ended February 28, 2011 and 2010, 3.5 million and 4.7 million options granted to purchase shares of Cintas common stock, respectively, were excluded from the computation of diluted earnings per share.  For the nine months ended February 28, 2011 and 2010, 3.6 million and 4.3 million options granted to purchase shares of Cintas common stock, respectively, were excluded from the computation of diluted earnings per share.  The exercise prices of these options were greater than the average market price of the common shares (anti-dilutive).

CINTAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

4.             Goodwill, Service Contracts and Other Assets

Changes in the carrying amount of goodwill and service contracts for the nine months ended February 28, 2011, by operating segment, are as follows (in thousands):

	Rental		First Aid,
	Uniforms &	Uniform	Safety &
	Ancillary	Direct	Fire	Document
	Products	Sales	Protection	Management	Total
Goodwill
Balance as of June 1, 2010	$861,117	$23,928	$181,967	$289,913	$1,356,925

Goodwill acquired	75,740	----	10,866	42,391	128,997

Foreign currency translation	1,337	72	----	3,785	5,194

Balance as of February 28, 2011	$938,194	$24,000	$192,833	$336,089	$1,491,116

	Rental		First Aid,
	Uniforms &	Uniform	Safety &
	Ancillary	Direct	Fire	Document
	Products	Sales	Protection	Management	Total
Service Contracts
Balance as of June 1, 2010	$ 48,711	$ ----	$ 35,599	$ 19,135	$ 103,445

Service contracts acquired	13,090	----	7,498	7,200	27,788

Service contracts amortization	(14,739)	----	(5,363)	(6,081)	(26,183)

Foreign currency translation	1,875	----	----	535	2,410

Balance as of February 28, 2011	$ 48,937	$ ----	$ 37,734	$ 20,789	$ 107,460

CINTAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Information regarding Cintas’ service contracts and other assets is as follows (in thousands):

	As of February 28, 2011
	Carrying	Accumulated
	Amount	Amortization	Net

Service contracts	$376,798	$269,338	$107,460

Noncompete and consulting agreements	$ 75,736	$ 61,825	$ 13,911
Investments(1)	82,620	----	82,620
Other	16,636	4,384	12,252

Total	$174,992	$ 66,209	$108,783

	As of May 31, 2010
	Carrying	Accumulated
	Amount	Amortization	Net

Service contracts	$346,569	$243,124	$103,445

Noncompete and consulting agreements	$ 68,435	$ 53,425	$ 15,010
Investments(1)	68,616	----	68,616
Other	10,516	4,242	6,274

Total	$147,567	$ 57,667	$ 89,900

(1)           Investments at February 28, 2011, include the cash surrender value of insurance policies of $50.1 million, equity method investments of $29.7 million and cost method investments of $2.8 million.  Investments at May 31, 2010, include the cash surrender value of insurance policies of $34.3 million, equity method investments of $30.0 million and cost method investments of $4.3 million.

Amortization expense was $32.2 million and $30.6 million for the nine months ended February 28, 2011 and 2010, respectively.  Estimated amortization expense, excluding any future acquisitions, for each of the next five years is $41.6 million, $36.1 million, $19.6 million, $16.4 million and $13.7 million, respectively.

Investments recorded using the cost method are evaluated for impairment on an annual basis or when indicators of impairment are identified.  For the nine months ended February 28, 2011 and 2010, no losses due to impairment were recorded.

5.             Debt, Derivatives and Hedging Activities

Cintas has a commercial paper program with a capacity of $300.0 million that is fully supported by a backup revolving credit facility through a credit agreement with its banking group.  The revolving credit facility has an accordion feature that allows for a maximum borrowing capacity of $450.0 million and an expiration date of September 26, 2014.  As of February 28, 2011, Cintas had $21.5 million of commercial paper outstanding, and at May 31, 2010, no commercial paper was outstanding.

CINTAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Cintas used interest rate lock agreements to hedge against movements in the treasury rates at the time Cintas issued its senior notes in fiscal 2002, fiscal 2007 and fiscal 2008. The amortization of the interest rate lock agreements resulted in an increase to other comprehensive income of $0.2 million for both of the three months ended February 28, 2011 and 2010, respectively, and $0.6 million for both of the nine months ended February 28, 2011 and 2010, respectively.

To hedge the exposure of movements in the foreign currency rates, Cintas at times uses foreign currency hedges.  These hedges would reduce the impact on cash flows from movements in the foreign currency exchange rates.   Examples of foreign currency hedge instruments that Cintas may use are average rate options and forward contracts.  Cintas had no average rate options included in accounts receivable, net as of February 28, 2011, and $0.5 million included in accounts receivable, net as of May 31, 2010. Cintas had average rate options included in current accrued liabilities of $0.6 million and less than $0.1 million as of February 28, 2011 and May 31, 2010, respectively.  The average rate options that settled during the third quarter increased foreign currency exchange costs by $0.1 million and $0.2 million during the three months ended February 28, 2011 and 2010, respectively.  The average rate options increased foreign currency exchange costs by less than $0.1 million and by $0.3 million during the nine months ended February 28, 2011 and 2010, respectively.

Cintas has certain covenants related to debt agreements. These covenants limit Cintas’ ability to incur certain liens, to engage in sale-leaseback transactions and to merge, consolidate or sell all or substantially all of Cintas’ assets. These covenants also require Cintas to maintain certain debt to capitalization and interest coverage ratios. Cross-default provisions exist between certain debt instruments.  If a default of a significant covenant were to occur, the default could result in an acceleration of the maturity of the indebtedness, impair liquidity and limit the ability to raise future capital.  As of February 28, 2011, Cintas was in compliance with all significant debt covenants.

6.             Income Taxes

In the normal course of business, Cintas provides for uncertain tax positions and the related interest and adjusts its unrecognized tax benefits and accrued interest accordingly.  During the three months ended February 28, 2011, unrecognized tax benefits decreased by approximately $1.7 million and accrued interest increased by approximately $0.7 million due to the accrual of additional tax and interest and the reduction of reserves due to the closure of audits and expiration of statutes.  During the nine months ended February 28, 2011, unrecognized tax benefits increased by approximately $0.8 million and accrued interest decreased by approximately $7.2 million due to the expiration of certain statutes.

All U.S. federal income tax returns are closed to audit through fiscal 2008.  Cintas is currently in advanced stages of audits in certain foreign jurisdictions and certain domestic states. The years under audit cover fiscal years back to 2001.  Based on the resolution of the various audits, it is reasonably possible that the balance of unrecognized tax benefits could decrease by $4.0 million for the fiscal year ending May 31, 2011.

CINTAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

7.             Comprehensive Income

Total comprehensive income represents the net change in shareholders’ equity during a period from sources other than transactions with shareholders and, as such, includes net income.  For Cintas, the only components of total comprehensive income are the change in cumulative foreign currency translation adjustments, the change in the fair value of derivatives, the amortization of interest rate lock agreements and the change in the fair value of available-for-sale securities.  The components of comprehensive income for the three and nine month periods ended February 28, 2011 and 2010, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2011	2010	2011	2010

Net income	$59,070	$48,982	$176,213	$160,142

Other comprehensive income:
Foreign currency translation adjustment	15,472	(94)	28,846	10,432
Change in fair value of derivatives*	(152)	87	(777)	64
Amortization of interest rate lock agreements	192	192	575	575
Change in fair value of available-for-sale securities**	(10)	11	18	29

Comprehensive income	$74,572	$49,178	$204,875	$171,242

*  Net of less than $(0.1) million and $0.1 million of tax (benefit) expense for the three months ended February 28, 2011 and 2010, respectively.  Net of $(0.5) million and less than $0.1 million of tax (benefit) expense for the nine months ended February 28, 2011 and 2010, respectively.

** Net of less than $(0.1) million and less than $0.1 million of tax (benefit) expense for the three months ended February 28, 2011 and 2010, respectively.  Net of less than $0.1 million of tax expense for both the nine months ended February 28, 2011 and 2010, respectively.

CINTAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

Cintas is a defendant in a purported class action lawsuit, Mirna E. Serrano, et al. v. Cintas Corporation (Serrano), filed on May 10, 2004, and pending in the United States District Court, Eastern District of Michigan, Southern Division.  The Serrano plaintiffs alleged that Cintas discriminated against women in hiring into various service sales representative positions across all divisions of Cintas.  On November 15, 2005, the Equal Employment Opportunity Commission (EEOC) intervened in the Serrano lawsuit.  The Serrano plaintiffs seek injunctive relief, compensatory damages, punitive damages, attorneys’ fees and other remedies.  On October 27, 2008, the United States District Court in the Eastern District of Michigan granted summary judgment in favor of Cintas limiting the scope of the putative class in the Serrano lawsuit to female applicants for service sales representative positions at Cintas locations within the state of Michigan.  Consequently, all claims brought by female applicants for service sales representative positions outside of the state of Michigan were dismissed.  Similarly, any claims brought by the EEOC on behalf of similarly situated female applicants outside of the state of Michigan have also been dismissed from the Serrano lawsuit.  Cintas is a defendant in another purported class action lawsuit, Blanca Nelly Avalos, et al. v. Cintas Corporation (Avalos), which was filed in the United States District Court, Eastern District of Michigan, Southern Division.  The Avalos plaintiffs alleged that Cintas discriminated against women, African-Americans and Hispanics in hiring into various service sales representative positions in Cintas’ Rental division only throughout the United States.  The Avalos plaintiffs sought injunctive relief, compensatory damages, punitive damages, attorneys’ fees and other remedies.  The claims in Avalos originally were brought in the lawsuit captioned Robert Ramirez, et al. v. Cintas Corporation (Ramirez), filed on January 20, 2004, in the United States District Court, Northern District of California, San Francisco Division.  On May 11, 2006, the Ramirez and Avalos African-American, Hispanic and female failure to hire into service sales representative positions claims and the EEOC’s intervention were consolidated for pretrial purposes with the Serrano case and transferred to the United States District Court for the Eastern District of Michigan, Southern Division.  The consolidated case was known as Mirna E. Serrano/Blanca Nelly Avalos, et al. v. Cintas Corporation (Serrano/Avalos).  On March 31, 2009, the United States District Court, Eastern District of Michigan, Southern Division entered an order denying class certification to all plaintiffs in the Serrano/Avalos lawsuits.   Following denial of class certification, the Court permitted the individual Avalos and Serrano plaintiffs to proceed separately.  In the Avalos case, the court dismissed the remaining claims of the individual plaintiffs who remained in that case after the denial of class certification.  On May 11, 2010, Plaintiff Tanesha Davis, on behalf of all similarly situated plaintiffs in the Avalos case, filed a notice of appeal of the District Court’s summary judgment order in the United States Court of Appeals for the Sixth Circuit.  The Appellate Court has made no determination regarding the merits of Davis’ appeal.    In September 2010, the Court in Serrano dismissed all private individual claims and all claims of the EEOC and the 13 individuals it claimed to represent.  The EEOC has appealed the District Court’s summary judgment decisions and various other rulings to the United States Court of Appeals for the Sixth Circuit.  The Court of Appeals has not yet ruled on the EEOC’s appeal.

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

CINTAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

these and other lawsuits, and may enter into settlement agreements if it believes such settlement is in the best interest of Cintas’ shareholders.

Cintas is a defendant in a purported class action lawsuit, Paul Veliz, et al. v. Cintas Corporation (Veliz), filed on March 19, 2003, in the United States District Court, Northern District of California, Oakland Division, alleging that Cintas violated certain federal and state wage and hour laws applicable to its service sales representatives, whom Cintas considers exempt employees, and asserting additional related ERISA claims.  On April 5, 2004 and February 14, 2006, the Court stayed the claims of all plaintiffs with valid arbitration agreements pending arbitration of those claims.  Claims made in the Veliz action, therefore, are pending before the United States District Court, Northern District of California and Judge Bruce Meyerson (Ret.), an Arbitrator selected by the parties.  On August 5, 2009, the parties in the Veliz action reached a settlement in principle.  That settlement has been granted preliminary approval by the District Court.  When the settlement is fully documented and approved by the Court, the settlement will resolve all claims now pending or that could have been brought relating to the subject matter of the case before the Court and the Arbitrator. The principal terms of the settlement provide for an aggregate cash payment of approximately $24.0 million.  The pre-tax impact, net of insurance proceeds, was $19.5 million.  Pursuant to the settlement agreement, on December 17, 2010, Cintas paid $22.8 million to a Court appointed settlement administrator to be held in escrow pending final approval of the settlement by the Court.  Once final approval has been granted by the Court, the settlement administrator will distribute the $22.8 million to the class members under the Court’s supervision.  According to the terms of the settlement agreement, Cintas will pay the remaining settlement funds to satisfy the future income tax liabilities of the class members as they receive their respective shares of the settlement funds.  The balance of the settlement funds will be used to pay the fees and expenses of the settlement administrator.

During the second quarter of fiscal 2010, Cintas had legal settlements that totaled $4.0 million, net of insurance proceeds.  None of these settlements were significant individually.  These settlements included litigation related to multiple subjects including employment practices and insurance coverage.

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

	Rental		First Aid,
	Uniforms &	Uniform	Safety &
	Ancillary	Direct	Fire	Document
	Products	Sales	Protection	Management	Corporate	Total
For the three months ended February 28, 2011
Revenue	$ 664,976	$102,598	$ 91,195	$ 79,058	$ ----	$ 937,827
Income (loss) before income taxes	$ 85,558	$ 12,383	$ 4,628	$ 6,307	$ (12,240)	$ 96,636

For the three months ended February 28, 2010
Revenue	$ 622,458	$ 94,428	$ 79,210	$ 65,716	$ ----	$ 861,812
Income (loss) before income taxes	$ 64,319	$ 8,208	$ 2,062	$ 9,422	$(11,153)	$ 72,858

As of and for the nine months ended February 28, 2011
Revenue	$1,980,387	$310,167	$278,044	$229,699	$ ----	$2,798,297
Income (loss) before income taxes	$ 241,888	$ 35,509	$ 13,513	$ 20,556	$ (35,703)	$ 275,763
Total assets	$2,508,299	$294,238	$358,536	$594,292	$ 216,705	$3,972,070

As of and for the nine months ended February 28, 2010
Revenue	$1,921,693	$283,163	$250,768	$182,266	$ ----	$2,637,890
Income (loss) before income taxes	$ 258,653	$ 26,772	$ 10,867	$ 16,528	$ (58,626)	$ 254,194
Total assets	$2,427,309	$158,229	$326,497	$495,778	$ 552,096	$3,959,909

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

CONDENSED CONSOLIDATING INCOME STATEMENT

THREE MONTHS ENDED FEBRUARY 28, 2011

(In thousands)

						Cintas
	Cintas		Subsidiary	Non-		Corporation
	Corporation	Corp. 2	Guarantors	Guarantors	Eliminations	Consolidated
Revenue:
Rental uniforms and ancillary products	$ ----	$509,321	$129,038	$49,677	$(23,060)	$664,976
Other services	----	330,075	98,708	27,289	(183,221)	272,851
Equity in net income of affiliates	59,070	----	----	----	(59,070)	----
	59,070	839,396	227,746	76,966	(265,351)	937,827

Costs and expenses (income):
Cost of rental uniforms and ancillary products	----	326,000	75,562	33,991	(55,329)	380,224
Cost of other services	----	211,754	88,918	17,490	(152,480)	165,682
Selling and administrative expenses	----	264,019	(1,666)	23,555	(2,863)	283,045

Operating income	59,070	37,623	64,932	1,930	(54,679)	108,876

Interest income	----	(140)	(97)	(43)	----	(280)
Interest expense (income)	----	13,002	(498)	16	----	12,520

Income (loss) before income taxes	59,070	24,761	65,527	1,957	(54,679)	96,636
Income taxes (benefit)	----	9,923	26,931	717	(5)	37,566
Net income (loss)	$59,070	$14,838	$38,596	$1,240	$(54,674)	$59,070

CONDENSED CONSOLIDATING INCOME STATEMENT

THREE MONTHS ENDED FEBRUARY 28, 2010

(In thousands)

							Cintas
		Cintas		Subsidiary	Non-		Corporation
		Corporation	Corp. 2	Guarantors	Guarantors	Eliminations	Consolidated
Revenue:
Rental uniforms and ancillary products	$	----	$474,757	$124,523	$45,472	$(22,294)	$622,458
Other services		----	288,303	89,416	17,179	(155,544)	239,354
Equity in net income of affiliates		48,982	----	----	----	(48,982)	----

		48,982	763,060	213,939	62,651	(226,820)	861,812

Costs and expenses (income):
Cost of rental uniforms and ancillary products		----	299,516	78,344	28,399	(49,509)	356,750
Cost of other services		----	188,941	73,467	10,943	(127,896)	145,455
Selling and administrative expenses		----	159,910	98,029	18,339	(682)	275,596

Operating income		48,982	114,693	(35,901)	4,970	(48,733)	84,011

Interest income		----	(80)	(275)	(67)	----	(422)
Interest expense (income)		----	12,578	(1,005)	2	----	11,575

Income (loss) before income taxes		48,982	102,195	(34,621)	5,035	(48,733)	72,858
Income taxes (benefit)		----	46,690	(24,988)	2,191	(17)	23,876

Net income (loss)		$48,982	$55,505	$(9,633)	$2,844	$(48,716)	$48,982

CONDENSED CONSOLIDATING INCOME STATEMENT

NINE MONTHS ENDED FEBRUARY 28, 2011

(In thousands)

							Cintas
		Cintas		Subsidiary	Non-		Corporation
		Corporation	Corp. 2	Guarantors	Guarantors	Eliminations	Consolidated
Revenue:
Rental uniforms and ancillary products	$	----	$1,522,229	$393,250	$143,484	$(78,576)	$1,980,387
Other services		----	1,002,435	357,282	78,806	(620,613)	817,910
Equity in net income of affiliates		176,213	----	----	----	(176,213)	----

		176,213	2,524,664	750,532	222,290	(875,402)	2,798,297

Costs and expenses (income):
Cost of rental uniforms and ancillary products		----	978,149	232,115	96,549	(177,603)	1,129,210
Cost of other services		----	651,265	306,777	49,007	(514,202)	492,847
Selling and administrative expenses		----	789,686	15,086	65,402	(5,400)	864,774

Operating income		176,213	105,564	196,554	11,332	(178,197)	311,466

Interest income		----	(494)	(567)	(100,222)	100,031	(1,252)
Interest expense (income)		----	38,413	(1,488)	30	----	36,955

Income (loss) before income taxes		176,213	67,645	198,609	111,524	(278,228)	275,763
Income taxes (benefit)		----	23,093	67,801	8,658	(2)	99,550

Net income (loss)		$176,213	$44,552	$130,808	$102,866	$(278,226)	$176,213

CONDENSED CONSOLIDATING INCOME STATEMENT

NINE MONTHS ENDED FEBRUARY 28, 2010

(In thousands)

						Cintas
	Cintas		Subsidiary	Non-		Corporation
	Corporation	Corp. 2	Guarantors	Guarantors	Eliminations	Consolidated
Revenue:
Rental uniforms and ancillary products	$ ----	$1,473,440	$389,227	$133,925	$(74,899)	$1,921,693
Other services	----	887,147	244,239	47,559	(462,748)	716,197
Equity in net income of affiliates	160,142	----	----	----	(160,142)	----
	160,142	2,360,587	633,466	181,484	(697,789)	2,637,890

Costs and expenses (income):
Cost of rental uniforms and ancillary products	----	925,918	238,015	81,722	(162,248)	1,083,407
Cost of other services	----	584,829	206,990	30,061	(379,646)	442,234
Selling and administrative expenses	----	757,038	(6,733)	48,681	443	799,429
Legal settlements, net of insurance proceeds	----	----	23,529	----	----	23,529

Operating income	160,142	92,802	171,665	21,020	(156,338)	289,291

Interest income	----	(80)	(806)	(209)	----	(1,095)
Interest expense (income)	----	38,060	(1,887)	19	----	36,192

Income (loss) before income taxes	160,142	54,822	174,358	21,210	(156,338)	254,194
Income taxes (benefit)	----	20,676	65,759	7,634	(17)	94,052
Net income (loss)	$160,142	$34,146	$108,599	$13,576	$(156,321)	$160,142

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF FEBRUARY 28, 2011

(In thousands)

						Cintas
	Cintas		Subsidiary	Non-		Corporation
	Corporation	Corp. 2	Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$ ----	$48,871	$5,663	$130,197	$ ----	$184,731
Marketable securities	----	----	100	31,874	----	31,974
Accounts receivable, net	----	302,808	76,923	36,564	----	416,295
Inventories, net	----	192,360	24,763	12,129	3,042	232,294
Uniforms and other rental items in service	----	289,280	77,933	33,714	(26,944)	373,983
Income taxes, current (payable)	----	(7,657)	(428)	21,111	----	13,026
Deferred income tax asset (liability)	----	----	47,103	(2,628)	----	44,475
Prepaid expenses and other	----	5,595	17,455	3,110	----	26,160
Total current assets	----	831,257	249,512	266,071	(23,902)	1,322,938

Property and equipment, at cost, net	----	586,408	274,503	80,862	----	941,773

Goodwill	----	----	1,408,983	82,133	----	1,491,116
Service contracts, net	----	100,495	752	6,213	----	107,460
Other assets, net	1,942,900	1,627,636	824,862	364,960	(4,651,575)	108,783
	$1,942,900	$3,145,796	$2,758,612	$800,239	$(4,675,477)	$3,972,070

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts (receivable) payable	$(465,247)	$174,856	$350,822	$3,485	$38,019	$101,935
Accrued compensation and related liabilities	----	47,491	16,333	3,572	----	67,396
Accrued liabilities	----	51,907	131,289	37,478	----	220,674
Long-term debt due within one year	----	855	776	----	----	1,631
Total current liabilities	(465,247)	275,109	499,220	44,535	38,019	391,636

Long-term liabilities:
Long-term debt due after one year	----	816,331	(9,884)	----	----	806,447
Deferred income taxes	----	----	159,582	5,689	----	165,271
Accrued liabilities	----	----	135,162	612	----	135,774
Total long-term liabilities	----	816,331	284,860	6,301	----	1,107,492

Total shareholders’ equity	2,408,147	2,054,356	1,974,532	749,403	(4,713,496)	2,472,942
	$1,942,900	$3,145,796	$2,758,612	$800,239	$(4,675,477)	$3,972,070

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MAY 31, 2010

(In thousands)

						Cintas
	Cintas		Subsidiary			Corporation
	Corporation	Corp. 2	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$ ----	$34,905	$339,702	$36,674	$ ----	$411,281
Marketable securities	----	----	21,954	132,852	----	154,806
Accounts receivable, net	----	265,594	74,256	26,451	----	366,301
Inventories, net	----	144,826	16,857	9,420	(1,619)	169,484
Uniforms and other rental items in service	----	256,398	70,489	25,514	(20,295)	332,106
Income taxes, current (payable)	----	5,306	(591)	10,976	----	15,691
Deferred tax asset (liability)	----	----	54,474	(2,059)	----	52,415
Prepaid expenses and other	----	5,565	15,808	1,487	----	22,860
Total current assets	----	712,594	592,949	241,315	(21,914)	1,524,944

Property and equipment, at cost, net	----	591,040	240,462	63,020	----	894,522

Goodwill	----	----	1,310,675	46,250	----	1,356,925
Service contracts, net	----	98,335	880	4,230	----	103,445
Other assets, net	2,032,649	1,608,188	814,657	322,707	(4,688,301)	89,900
	$2,032,649	$3,010,157	$2,959,623	$677,522	$(4,710,215)	$3,969,736

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts (receivable) payable	$(465,247)	$164,131	$343,454	$(8,614)	$38,023	$71,747
Accrued compensation and related liabilities	----	42,181	21,730	3,013	----	66,924
Accrued liabilities	----	53,432	178,698	13,092	(820)	244,402
Long-term debt due within one year	----	805	(196)	----	----	609
Total current liabilities	(465,247)	260,549	543,686	7,491	37,203	383,682

Long-term liabilities:
Long-term debt due after one year	----	795,541	(10,917)	----	820	785,444
Deferred income taxes	----	----	145,563	4,997	----	150,560
Accrued liabilities	----	----	115,549	472	----	116,021
Total long-term liabilities	----	795,541	250,195	5,469	820	1,052,025
Total shareholders’ equity	2,497,896	1,954,067	2,165,742	664,562	(4,748,238)	2,534,029
	$2,032,649	$3,010,157	$2,959,623	$677,522	$(4,710,215)	$3,969,736

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED FEBRUARY 28, 2011

(In thousands)

						Cintas
	Cintas		Subsidiary	Non-		Corporation
	Corporation	Corp. 2	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$176,213	$44,552	$130,808	$102,866	$(278,226)	$176,213
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	----	69,852	33,635	8,639	----	112,126
Amortization of deferred charges	----	28,627	440	3,099	----	32,166
Stock-based compensation	9,813	----	----	----	----	9,813
Deferred income taxes	----	----	21,765	759	----	22,524
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	----	(25,663)	(2,628)	(4,553)	----	(32,844)
Inventories, net	----	(47,047)	(7,932)	(1,980)	(4,661)	(61,620)
Uniforms and other rental items in service	----	(31,532)	(7,456)	(6,094)	6,649	(38,433)
Prepaid expenses and other	----	380	(1,645)	(1,153)	----	(2,418)
Accounts payable	----	106,371	(103,373)	23,980	(4)	26,974
Accrued compensation and related liabilities	----	5,310	(5,397)	328	----	241
Accrued liabilities and other	----	(17,146)	(27,601)	3,264	820	(40,663)
Income taxes payable (receivable)	----	13,019	(162)	(8,981)	----	3,876

Net cash provided by (used in) operating activities	186,026	146,723	30,454	120,174	(275,422)	207,955

Cash flows from investing activities:
Capital expenditures	----	(65,579)	(67,560)	(9,159)	----	(142,298)
Proceeds from redemption of marketable securities	----	----	23,106	114,773	----	137,879
Purchase of marketable securities and investments	----	(17,645)	(49,287)	(7,882)	51,640	(23,174)
Acquisitions of businesses, net of cash acquired	----	(126,371)	----	(32,146)	----	(158,517)
Other, net	89,738	55,099	(272,758)	(99,526)	224,602	(2,845)

Net cash provided by (used in) investing activities	89,738	(154,496)	(366,499)	(33,940)	276,242	(188,955)

Cash flows from financing activities:
Proceeds from issuance of debt	----	303,000	1,781	----	----	304,781
Repayment of debt	----	(282,160)	225	----	(820)	(282,755)
Dividends paid	(71,801)	----	----	(11)	----	(71,812)
Repurchase of common stock	(203,214)	----	----	----	----	(203,214)
Other, net	(749)	575	----	1,104	----	930

Net cash (used in) provided by financing activities	(275,764)	21,415	2,006	1,093	(820)	(252,070)

Effect of exchange rate changes on cash and cash equivalents	----	324	----	6,196	----	6,520

Net increase (decrease) in cash and cash equivalents	----	13,966	(334,039)	93,523	----	(226,550)
Cash and cash equivalents at beginning of period	----	34,905	339,702	36,674	----	411,281
Cash and cash equivalents at end of period	$ ----	$48,871	$5,663	$130,197	$ ----	$184,731

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED FEBRUARY 28, 2010

(In thousands)

						Cintas
	Cintas		Subsidiary	Non-		Corporation
	Corporation	Corp. 2	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$160,142	$34,146	$108,599	$13,576	$(156,321)	$160,142
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	----	72,271	36,008	5,555	----	113,834
Amortization of deferred charges	----	28,334	675	1,597	----	30,606
Stock-based compensation	11,323	----	----	----	----	11,323
Deferred income taxes	----	----	11,444	501	----	11,945
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	----	22,375	15,617	1,095	(28,302)	10,785
Inventories, net	----	43,463	(9,991)	(284)	(1,288)	31,900
Uniforms and other rental items in service	----	12,047	7,648	(2,940)	(2,532)	14,223
Prepaid expenses and other	----	513	(1,086)	333	----	(240)
Accounts payable	----	29,435	(47,745)	16,786	16,691	15,167
Accrued compensation and related liabilities	----	3,277	3,618	1,519	----	8,414
Accrued liabilities and other	----	(15,704)	27,848	(1,495)	858	11,507
Income taxes payable (receivable)	----	9,823	(384)	144	----	9,583

Net cash provided by (used in) operating activities	171,465	239,980	152,251	36,387	(170,894)	429,189

Cash flows from investing activities:
Capital expenditures	----	(37,215)	(36,011)	(5,702)	----	(78,928)
Proceeds from sale or redemption of marketable securities	----	----	7,986	26,025	----	34,011
Purchase of marketable securities and investments	----	(1,879)	218,340	(25,282)	(260,998)	(69,819)
Acquisitions of businesses, net of cash acquired	----	(18,829)	----	(22,546)	----	(41,375)
Other	(170,639)	(182,120)	(40,072)	7	396,628	3,804

Net cash (used in) provided by investing activities	(170,639)	(240,043)	150,243	(27,498)	135,630	(152,307)

Cash flows from financing activities:
Repayment of debt	----	(615)	(35,113)	----	35,264	(464)
Repurchase of common stock	(960)	----	----	----	----	(960)
Other	134	575	----	(1,103)	----	(394)

Net cash (used in) provided by financing activities	(826)	(40)	(35,113)	(1,103)	35,264	(1,818)

Effect of exchange rate changes on cash and cash equivalents	----	186	----	1,508	----	1,694

Net increase in cash and cash equivalents	----	83	267,381	9,294	----	276,758
Cash and cash equivalents at beginning of period	----	39,397	76,979	13,369	----	129,745

Cash and cash equivalents at end of period	$ ----	$39,480	$344,360	$22,663	$ ----	$406,503

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

RESULTS OF OPERATIONS

Cintas classifies its businesses into four operating segments.  The Rental Uniforms and Ancillary Products operating segment consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items.  In addition to these rental items, restroom cleaning services and supplies and tile and carpet cleaning services are also provided within this operating segment.  The Uniform Direct Sales operating segment consists of the direct sale of uniforms and related items and branded promotional products.  The First Aid, Safety and Fire Protection Services operating segment consists of first aid, safety and fire protection products and services.  The Document Management Services operating segment consists of document destruction, document imaging and document retention services.  Revenue and income before income taxes for each of these operating segments for the three and nine month periods ended February 28, 2011 and 2010, are presented in Note 9 entitled Segment Information of “Notes to Consolidated Condensed Financial Statements.”

Consolidated Results

Three Months Ended February 28, 2011 Compared to Three Months Ended February 28, 2010

Total revenue increased 8.8% for the three months ended February 28, 2011, over the same period in the prior fiscal year from $861.8 million to $937.8 million.  The increase primarily resulted from an organic growth increase of 5.5%.  The remaining 3.3% represents growth derived through acquisitions in our Document Management Services operating segment, our First Aid, Safety and Fire Protection Services operating segment and our Rental Uniforms and Ancillary Products operating segment during the quarter.

Rental Uniforms and Ancillary Products operating segment revenue increased 6.8% for the three months ended February 28, 2011, over the same period in the prior fiscal year from $622.5 million to $665.0 million.  Other Services revenue, consisting of revenue from the reportable operating segments of Uniform Direct Sales, First Aid, Safety and Fire Protection Services and Document Management Services, increased 14.0% for the three months ended February 28, 2011, over the same period in the prior fiscal year from $239.4 million to $272.9 million.  The increase primarily resulted from an organic growth increase of 8.6%.  The remaining 5.4% represents growth derived through acquisitions in our Document Management Services operating segment and our First Aid, Safety and Fire Protection Services operating segment during the quarter.  The organic growth rate for Other Services revenue for the quarter was due to organic growth in each operating segment making up Other Services.  The organic growth for these operating segments was 8.7% in Uniform Direct Sales, 9.3% in First Aid, Safety and Protection Services and 7.8% in Document Management Services.

Cost of rental uniforms and ancillary products consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other ancillary items.  Cost of rental uniforms and ancillary products increased $23.5 million, or 6.6%, for the three months ended February 28, 2011, compared to the three months ended February 28, 2010.  This increase was due to higher Rental Uniforms and Ancillary Products operating segment sales volume.

Cost of other services consists primarily of cost of goods sold (predominantly uniforms and first aid products), delivery expenses and distribution expenses in the Uniform Direct Sales operating segment, the First Aid, Safety and Fire Protection Services operating segment and the Document Management Services operating segment.  Cost of other services increased $20.2 million, or 13.9%, for the three months ended February 28, 2011, compared to the three months ended February 28, 2010.  This increase was primarily due to increased Other Services sales volume.

Selling and administrative expenses increased $7.4 million, or 2.7%, for the three months ended February 28, 2011, compared to the three months ended February 28, 2010.  This increase was due to numerous items including increases in labor and professional services expenses.

Net interest expense (interest expense less interest income) was $12.2 million for the three months ended February 28, 2011, compared to $11.2 million for the three months ended February 28, 2010.  This increase was due to the use of the commercial paper program.

Cintas’ effective tax rate increased to 38.9% for the three months ended February 28, 2011, compared to 32.8% for the prior fiscal year period.  The lower rate during the prior fiscal year period was due to the impact of the closure of certain tax audits during the three months ended February 28, 2010.

Net income increased $10.1 million, or 20.6%, for the three months ended February 28, 2011, from the same period in the prior fiscal year.  This increase was primarily due to revenue increasing at a faster rate of 8.8% compared to a 6.6% increase in operating expenses.  Revenue grew at a faster rate due primarily to improvements in sales representative productivity, improved customer retention and improved capacity utilization from the higher revenue levels.  Diluted earnings per share were $0.41 for the three months ended February 28, 2011, which was an increase of 28.1% compared to the same period in the prior fiscal year.  The increase in diluted earnings per share is higher than the increase in net income due to Cintas purchasing 7.7 million shares under the share buyback program this fiscal year.

Rental Uniforms and Ancillary Products Operating Segment

Three Months Ended February 28, 2011 Compared to Three Months Ended February 28, 2010

As discussed above, Rental Uniforms and Ancillary Products operating segment revenue increased from $622.5 million to $665.0 million, or 6.8%, due to improvements in sales representative productivity and improved customer retention.  The operating segment’s gross margin was $284.8 million, or 42.8% of revenue.  This gross margin percent of revenue of 42.8% was relatively consistent with the prior fiscal year’s third quarter of 42.7%.

Selling and administrative expenses were $199.2 million, or 30.0% of revenue.  This is a decrease of $2.2 million compared to last fiscal year primarily due to a decrease of $1.5 million in amortization expense.

Income before income taxes increased $21.2 million to $85.6 million for the Rental Uniforms and Ancillary Products operating segment for the quarter compared to the same quarter last fiscal year.  Income before income taxes was 12.9% of the operating segment’s revenue, an improvement compared to the 10.3% in the third quarter of the prior fiscal year.  This improvement is primarily due to revenue increasing at a faster rate of 6.8% compared to a 3.8% increase in operating expenses.  Revenue grew at a faster rate due primarily to improvements in sales representative productivity, improved customer retention and improved capacity utilization from the higher revenue levels.

Uniform Direct Sales Operating Segment

Three Months Ended February 28, 2011 Compared to Three Months Ended February 28, 2010

Uniform Direct Sales operating segment revenue increased from $94.4 million to $102.6 million, or 8.7%, for the three months ended February 28, 2011, over the same quarter in the prior fiscal year due to increased customer orders for uniforms.

Cost of uniform direct sales increased $5.9 million, or 8.8%, for the three months ended February 28, 2011, due to increased Uniform Direct Sales operating segment sales volume.  The gross margin as a percent of revenue was 29.5% for the quarter ended February 28, 2011, which is comparable to the 29.6% in the same quarter in the prior fiscal year.

Selling and administrative expenses decreased $1.9 million compared to the same quarter last fiscal year.  This decrease in selling and administrative expenses was due to numerous items including medical expenses and bad debt expense.

Income before income taxes increased $4.2 million to $12.4 million for the Uniform Direct Sales operating segment for the quarter ended February 28, 2011.  Income before income taxes was 12.1% of the operating segment’s revenue compared to 8.7% for the same quarter last fiscal year.  This increase in income before income taxes is primarily due to the increase in revenue and improved capacity utilization from the higher revenue levels.

First Aid, Safety and Fire Protection Services Operating Segment

Three Months Ended February 28, 2011 Compared to Three Months Ended February 28, 2010

First Aid, Safety and Fire Protection Services operating segment revenue increased from $79.2 million to $91.2 million, or 15.1%, for the three months ended February 28, 2011.  The increase primarily resulted from organic growth of 9.3% due to improvements in sales representative productivity and improved customer retention.  The remaining 5.8% represents growth derived mainly through acquisitions.

Cost of first aid, safety and fire protection services increased $5.4 million, or 11.3%, for the three months ended February 28, 2011.   Gross margin for the First Aid, Safety and Fire Protection Services operating segment is defined as revenue less cost of goods, warehouse expenses, service expenses and training expenses.  The gross margin as a percent of revenue was 41.5% for the quarter ended February 28,

2011, which is a 200 basis point increase compared to the gross margin percentage in the third quarter of the prior fiscal year.  This increase is due to an increase in revenue and improved capacity utilization from the higher revenue levels.

Selling and administrative expenses increased $4.0 million compared to the third quarter of the prior fiscal year.  This increase is primarily due to an increase in labor and payroll taxes of $2.5 million.

Income before income taxes for the First Aid, Safety and Fire Protection Services operating segment increased $2.6 million to $4.6 million for the three months ended February 28, 2011.  Income before income taxes was 5.1% of the operating segment’s revenue, compared to 2.6% in last fiscal year’s third quarter.  This increase is primarily due to the increase in revenue and improved capacity utilization from the higher revenue levels.

Document Management Services Operating Segment

Three Months Ended February 28, 2011 Compared to Three Months Ended February 28, 2010

Document Management Services operating segment revenue increased from $65.7 million to $79.1 million, or 20.3%, for the quarter ended February 28, 2011, over the same quarter in the prior fiscal year.  The increase resulted from an organic growth increase of 7.8% primarily due to new accounts sold by our sales representatives.  The remaining 12.5% represents growth derived mainly through acquisitions.  This operating segment derives a portion of its revenue from the sale of shredded paper to paper recyclers.  Recycled paper prices remained at relatively high levels, but are consistent with the prices in the same quarter last fiscal year.  As a result, the change in recycled paper prices did not significantly impact the revenue growth rate.

Cost of document management services increased $8.9 million, or 28.8%, for the three months ended February 28, 2011, due to increased Document Management Services operating segment sales volume.  Gross margin for the Document Management Services operating segment is defined as revenue less production and service costs.  The gross margin as a percent of revenue decreased from 52.7% in last year’s third quarter to 49.4% for the quarter ended February 28, 2011.  This decrease is primarily due to start-ups in the storage business as well as a 65 basis point increase in energy related costs.

Selling and administrative expenses increased $7.5 million compared to the same quarter last fiscal year primarily due to an increase in labor and payroll taxes of $4.3 million.

Income before income taxes for the Document Management Services operating segment decreased $3.1 million to $6.3 million for the period compared to the same period in the prior fiscal year.  Income before income taxes as a percentage of the operating segment’s revenue decreased from 14.3% in last year’s third quarter to 8.0% for the quarter ended February 28, 2011.  The decrease in income before income taxes is due to the costs associated with the start-ups in the storage business, the increase in energy related costs and the increase in selling and administrative expenses.

Consolidated Results

Nine Months Ended February 28, 2011 Compared to Nine Months Ended February 28, 2010

Total revenue increased 6.1% for the nine months ended February 28, 2011, over the same period in the prior fiscal year from $2.6 billion to $2.8 billion.  The increase primarily resulted from an organic growth increase of 4.2%.  The remaining 1.9% represents growth derived through acquisitions in our Document Management Services operating segment, our First Aid, Safety and Fire Protection Services operating segment and our Rental Uniforms and Ancillary Products operating segment during the period.

Rental Uniforms and Ancillary Products operating segment revenue increased 3.1% for the nine months ended February 28, 2011, over the same period in the prior fiscal year from $1.9 billion to $2.0 billion.  Other Services revenue, consisting of revenue from the reportable operating segments of Uniform Direct Sales, First Aid, Safety and Fire Protection Services and Document Management Services, increased

14.2% for the nine months ended February 28, 2011, over the same period in the prior fiscal year from $716.2 million to $817.9 million.  The increase primarily resulted from an organic increase of 9.8%.  The remaining 4.4% represents growth derived through acquisitions in our Document Management Services operating segment and our First Aid, Safety and Fire Protection Services operating segment during the period.  The organic growth rate for the quarter was the result of a 14.9% organic increase in Document Management Services operating segment revenue, a 9.5% organic increase in Uniform Direct Sales operating segment revenue and a 6.4% organic increase in First Aid, Safety and Fire Protection Services operating segment revenue.

Cost of rental uniforms and ancillary products consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other ancillary items.  Cost of rental uniforms and ancillary products increased $45.8 million, or 4.2%, for the nine months ended February 28, 2011, compared to the nine months ended February 28, 2010.  This increase was due to higher Rental Uniforms and Ancillary Products operating segment sales volume.  In addition, maintenance costs increased $7.0 million and energy related costs increased $3.8 million compared to the nine months ended February 28, 2011.

Cost of other services consists primarily of cost of goods sold (predominantly uniforms and first aid products), delivery expenses and distribution expenses in the Uniform Direct Sales operating segment, the First Aid, Safety and Fire Protection Services operating segment and the Document Management Services operating segment.  Cost of other services increased $50.6 million, or 11.4%, for the nine months ended February 28, 2011, compared to the nine months ended February 28, 2010.  This increase was primarily due to increased Other Services sales volume.

Selling and administrative expenses increased $65.3 million, or 8.2%, for the nine months ended February 28, 2011, compared to the nine months ended February 28, 2010.  Labor and payroll tax expenses increased by $41.0 million compared to the same period in the prior fiscal year primarily as a result of an increase in the number of sales representatives.  In addition, bad debt expense increased $5.7 million due to a slight deterioration in the aging in part resulting from an ongoing accounts receivable consolidation project, and professional services increased $8.3 million due to costs related to our enterprise-wide system conversion.

During the first quarter of fiscal 2010, Cintas and the plaintiffs involved in the litigation, Paul Veliz, et al. v. Cintas Corporation, reached a settlement in principle.  The pre-tax impact, net of insurance proceeds, was approximately $19.5 million.  This settlement is more fully described in Note 8 entitled Litigation and Other Contingencies in “Notes to Consolidated Condensed Financial Statements.”  During the second quarter of fiscal 2010, Cintas had legal settlements that totaled $4.0 million, net of insurance proceeds. None of these settlements were significant individually.  These settlements included litigation related to multiple subjects including employment practices and insurance coverage.

Net interest expense (interest expense less interest income) was $35.7 million the nine months ended February 28, 2011, compared to $35.1 million for the nine months ended February 28, 2010.

Cintas’ effective tax rate decreased to 36.1% for the nine months ended February 28, 2011, compared to 37.0% for the prior year period.  This decrease was due to the impact of the closure of certain tax audits during the nine months ended February 28, 2011.

Net income increased $16.1 million, or 10.0%, for the nine months ended February 28, 2011, from the same period in the prior fiscal year.  This increase was primarily due to increased revenue for the period, improved capacity utilization from the higher revenue levels and the legal settlements which occurred last fiscal year.  Diluted earnings per share were $1.19 for the nine months ended February 28, 2011, which was an increase of 14.4% compared to the same period in the prior fiscal year.  The increase in diluted earnings per share is higher than the increase in net income due to Cintas purchasing 7.7 million shares under the share buyback program this fiscal year.

Rental Uniforms and Ancillary Products Operating Segment

Nine Months Ended February 28, 2011 Compared to Nine Months Ended February 28, 2010

As discussed above, Rental Uniforms and Ancillary Products operating segment revenue increased from $1.9 billion to $2.0 billion, or 3.1%, and the cost of rental uniforms and ancillary products increased $45.8 million, or 4.2%. The operating segment’s gross margin was $851.2 million, or 43.0% of revenue.  This gross margin percent of revenue of 43.0% was 60 basis points lower than the prior fiscal year’s 43.6%.  Maintenance costs increased $7.0 million, or approximately 30 basis points, and energy related costs, which include natural gas, electric and gas, increased $3.8 million, or 10 basis points, from the prior fiscal year period.

Selling and administrative expenses as a percent of revenue, at 30.8%, increased 60 basis points compared to the same period of the prior fiscal year.  This increase is primarily due to an increase in selling labor due to the addition of sales representatives.  The sales representatives were added to grow revenue in the operating segment.

Income before income taxes decreased $16.8 million to $241.9 million for the Rental Uniforms and Ancillary Products operating segment compared to the same period last fiscal year.  Income before income taxes was 12.2% of the operating segment’s revenue, which is a 130 basis point decrease compared to the same period of the prior fiscal year.  This is primarily due to the increase in selling and administrative expenses and the lower gross margin as a percent of revenue.

Uniform Direct Sales Operating Segment

Nine Months Ended February 28, 2011 Compared to Nine Months Ended February 28, 2010

Uniform Direct Sales operating segment revenue increased from $283.2 million to $310.2 million, or 9.5%, for the nine months ended February 28, 2011, over the same period in the prior fiscal year due to increased customer orders for uniforms.

Cost of uniform direct sales increased $18.6 million, or 9.4%, for the nine months ended February 28, 2011, due to increased Uniform Direct Sales operating segment sales volume.  The gross margin as a percent of revenue was 29.9% for the nine months ended February 28, 2011, which is relatively consistent with the 29.8% in the same period of the prior fiscal year.

Selling and administrative expenses decreased $0.4 million compared to last fiscal year.  Selling and administrative expenses decreased as a percent of revenue from 20.3% in the first nine months last fiscal year to 18.4% in this fiscal year’s first nine months.  This decrease in selling and administrative expenses as a percent of revenue was due to the selling and administrative expenses being relatively consistent with last fiscal year while revenue increased by 9.5%.

Income before income taxes increased $8.7 million to $35.5 million for the Uniform Direct Sales operating segment for the nine months ended February 28, 2011.  Income before income taxes was 11.4% of the operating segment’s revenue compared to 9.5% for the same period last fiscal year.  This increase in income before income taxes is primarily due to the increase in revenue while keeping selling and administrative expenses relatively consistent.

First Aid, Safety and Fire Protection Services Operating Segment

Nine Months Ended February 28, 2011 Compared to Nine Months Ended February 28, 2010

First Aid, Safety and Fire Protection Services operating segment revenue increased from $250.8 million to $278.0 million, or 10.9%, for the nine months ended February 28, 2011.  The increase primarily resulted from an organic growth of 6.4%.  The remaining 4.5% represents growth derived mainly through acquisitions.

Cost of first aid, safety and fire protection services increased $9.9 million, or 6.5%, for the nine months ended February 28, 2011.   Gross margin for the First Aid, Safety and Fire Protection Services operating segment is defined as revenue less cost of goods, warehouse expenses, service expenses and training expenses.  The gross margin as a percent of revenue was 41.2% for the nine months ended February 28, 2011, which is a 250 basis point increase compared to the gross margin percentage for the nine months ended February 28, 2010.  This increase is due to an increase in revenue and improved capacity utilization from the higher revenue levels.

Selling and administrative expenses as a percent of revenue, at 36.3%, increased 190 basis points compared to the first nine months of the prior fiscal year.  Selling and administrative expenses increased from $86.3 million in last fiscal year’s first nine months to $101.0 million in the first nine months of this fiscal year due to an increase in the number of sales representatives and a $2.7 million increase in bad debt expense.

Income before income taxes for the First Aid, Safety and Fire Protection Services operating segment increased $2.6 million to $13.5 million for the nine months ended February 28, 2011.  Income before income taxes was 4.9% of the operating segment’s revenue, compared to 4.3% in last fiscal year’s first nine months.  This increase in income before income taxes as a percent of revenue is primarily due to the increase in revenue and improved capacity utilization from the higher revenue levels.

Document Management Services Operating Segment

Nine Months Ended February 28, 2011 Compared to Nine Months Ended February 28, 2010

Document Management Services operating segment revenue increased from $182.3 million to $229.7 million, or 26.0%, for the nine months ended February 28, 2011, over the same period in the prior fiscal year.  The increase primarily resulted from an organic growth increase of 14.9%.  The remaining 11.1% represents growth derived mainly through acquisitions.  This operating segment derives a portion of its revenue from the sale of shredded paper to paper recyclers.  The average price from these paper sales increased by approximately 33% in the nine months ended February 28, 2011, compared to the nine months ended February 28, 2010, due to increased volume and increases in recycled paper prices.  This increase resulted in higher recycled paper revenue.  Excluding recycled paper revenue, segment revenue grew 7.1% organically compared to last fiscal year’s first nine months.

Cost of document management services increased $22.1 million, or 24.6%, for the nine months ended February 28, 2011, due to increased Document Management Services operating segment volume.  Gross margin for the Document Management Services operating segment is defined as revenue less production and service costs.  The gross margin as a percent of revenue increased from 50.7% for the nine months ended February 28, 2010, to 51.3% for the nine months ended February 28, 2011.  This increase is due to the increase in the recycled paper prices which increased revenue.

Selling and administrative expenses increased $21.4 million compared to last fiscal year.  These expenses as a percent of revenue, at 42.4%, increased 70 basis points compared to the first nine months of the prior fiscal year.  This increase is primarily due to an increase in the number of sales representatives.

Income before income taxes for the Document Management Services operating segment increased $4.0 million to $20.6 million for the period compared to the same period in the prior fiscal year.  However, income before income taxes as a percentage of the operating segment’s revenue was 8.9% which is relatively consistent with the 9.1% from last fiscal year.

Liquidity and Capital Resources

The following is a summary of our cash flows and cash and cash equivalents and marketable securities as of and for the nine months ended February 28, 2011 (in thousands):

	2011	2010

Net cash provided by operating activities	$207,955	$429,189
Net cash used in investing activities	$(188,955)	$(152,307)
Net cash used in financing activities	$(252,070)	$(1,818)

Cash and cash equivalents and marketable securities at the end of the period	$216,705	$552,096

The cash and cash equivalents and marketable securities as of February 28, 2011, include $165.1 million that is located outside of the United States.   We expect to use these amounts to fund our international operations and expansion activities.  The marketable securities at February 28, 2011, consist of United States municipal bonds and primarily Canadian treasury securities.  We believe that our investment policy pertaining to marketable securities is conservative.  The criterion used in making investment decisions is the preservation of principal, while earning an attractive yield.

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

Net cash provided by operating activities was $208.0 million for the nine months ended February 28, 2011, a decrease of $221.2 million compared to the same period last fiscal year.  Last fiscal year’s net cash provided by operating activities benefited from lower working capital needs associated with our decreasing sales volumes and the accrual of approximately $28.0 million in legal settlements.  As sales volumes have increased this fiscal year, our working capital needs have increased.  Our operating cash flows were negatively impacted by the accounts receivable increase of $32.8 million, and the inventories, net and uniforms and other rental items in service increase of $100.1 million, both due to the higher sales volume and an intentional increase in inventory in anticipation of and as a precaution to a planned enterprise-wide system conversion of the Cintas Global Supply Chain division.

Net cash used in investing activities includes capital expenditures and cash paid for acquisitions of businesses.  Capital expenditures were $142.3 million and $78.9 million for the nine months ended February 28, 2011 and 2010, respectively.  These capital expenditures primarily relate to expansion efforts in Rental Uniforms and Ancillary Products and Document Management Services operating segments and to an enterprise-wide system conversion.  Capital expenditures increased during the nine months ended February 28, 2011, compared to the same period last fiscal year as economic conditions in the United States and Canada stabilized in 2010, providing better revenue growth opportunities.  Cash paid for acquisitions of businesses was $158.5 million and $41.4 million for the nine months ended February 28, 2011 and 2010, respectively.  The acquisitions this fiscal year occurred in our Document Management Services, First Aid, Safety and Fire Protection Services and Rental Uniforms and Ancillary Products operating segments.  The cash used for capital expenditures and acquisitions was offset by net proceeds from the sale or redemption of marketable securities.

Net cash used in financing activities was $252.1 million and $1.8 million for the nine months ended February 28, 2011 and 2010, respectively.  We completed our share buyback program by purchasing $203.2 million of Cintas common stock during the nine months ended February 28, 2011.  We also paid an annual cash dividend of $71.8 million in December 2010.  Throughout our third quarter, we issued various levels of commercial paper in order to fund the dividend payment and other cash requirements.  The maximum amount of commercial paper outstanding at any one time was approximately $90 million, and the amount outstanding at February 28, 2011, was $21.5 million.

On October 26, 2010, we announced that the Board of Directors authorized an additional $500.0 million share buyback program at market prices.  No purchases have been made under this new program.

As of February 28, 2011, we had $775.0 million in fixed rate notes outstanding with maturities ranging from 2012 to 2036.  Cintas has a commercial paper program with capacity of $300.0 million that is fully supported by a backup revolving credit facility through a credit agreement with its banking group.  This revolving credit facility has an accordion feature that allows for a maximum borrowing capacity of $450.0 million and an expiration date of September 26, 2014.  We believe this program will be adequate to provide necessary funding for our cash requirements.  As of February 28, 2011, we had $21.5 million of commercial paper outstanding.  No commercial paper outstanding and no outstanding borrowings on our revolving credit facility were outstanding as of May 31, 2010.

Cintas has certain covenants related to debt agreements. These covenants limit Cintas’ ability to incur certain liens, to engage in sale-leaseback transactions and to merge, consolidate or sell all or substantially all of Cintas’ assets. These covenants also require Cintas to maintain certain debt to capitalization and interest coverage ratios. Cross-default provisions exist between certain debt instruments.  If a default of a significant covenant were to occur, the default could result in an acceleration of the maturity of the indebtedness, impair liquidity and limit the ability to raise future capital.  As of February 28, 2011, Cintas was in compliance with all significant debt covenants.

Our access to the commercial paper and long-term debt markets has historically provided us with sources of liquidity.  We do not anticipate having difficulty in obtaining financing from those markets in the future in view of our favorable experiences in the debt markets in the recent past. Our ability to continue to access the commercial paper and long-term debt markets on favorable interest rate and other terms will depend, to a significant degree, on the ratings assigned by the credit rating agencies to our indebtedness.  As of February 28, 2011, our ratings were as follows:

Rating Agency	Outlook	Commercial Paper	Long-term Debt

Standard & Poor’s	Stable	A-2	A-
Moody’s Investors Service	Stable	P-1	A2

In the event that the ratings of our commercial paper or our outstanding long-term debt issues were substantially lowered or withdrawn for any reason, or if the ratings assigned to any new issue of long-term debt securities were significantly lower than those noted above, particularly if we no longer had investment grade ratings, our ability to access the debt markets may be adversely affected.  In addition, in such a case, our cost of funds for new issues of commercial paper and long-term debt would be higher than our cost of funds would have been had the ratings of those new issues been at or above the level of the ratings noted above.  The rating agency ratings are not recommendations to buy, sell or hold our commercial paper or debt securities. Each rating may be subject to revision or withdrawal at any time by the assigning rating organization and should be evaluated independently of any other rating.  Moreover, each credit rating is specific to the security to which it applies.

To monitor our credit rating and our capacity for long-term financing, we consider various qualitative and quantitative factors.  One such factor is the ratio of our total debt to capitalization. For the purpose of this calculation, debt is defined as the sum of short-term borrowings, long-term debt due within one year, obligations under capital leases due in one year, long-term debt and long-term obligations under capital leases.  Total capitalization is defined as debt plus shareholders’ equity.  At February 28, 2011 and May 31, 2010, the ratio of our total debt to capitalization was 24.6% and 23.7%, respectively.  We believe these levels are reasonable and allow for additional funding if the need arises.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements.  The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements.  Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “predicts,” “projects,” “plans,” “expects,” “intends,” “target,” “forecast,” “believes,” “seeks,” “could,” “should,” “may” and “will” or the negative versions thereof and similar words, terms and expressions and by the context in which they are used.  Such statements are based upon current expectations of Cintas and speak only as of the date made.  You should not place undue reliance on any forward-looking statement.  We cannot guarantee that any forward-looking statement will be realized.  These statements are subject to various risks, uncertainties, potentially inaccurate assumptions and other factors that could cause actual results to differ from those set forth in or implied by this Quarterly Report.  Factors that might cause such a difference include, but are not limited to, the possibility of greater than anticipated operating costs including energy costs, lower sales volumes, loss of customers due to outsourcing trends, the performance and costs of integration of acquisitions, fluctuations in costs of materials and labor including increased medical costs, costs and possible effects of union organizing activities, failure to comply with government regulations concerning employment discrimination, employee pay and benefits and employee health and safety, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, the cost, results and ongoing assessment of internal controls for financial reporting required by the Sarbanes-Oxley Act of 2002, disruptions caused by the unaccessibility of computer systems data, the initiation or outcome of litigation, investigations or other proceedings, higher assumed sourcing or distribution costs of products, the disruption of operations from catastrophic or extraordinary events, the amount and timing of repurchases of our Common Stock, if any, changes in federal and state tax and labor laws and the reactions of competitors in terms of price and service.  Cintas undertakes no obligation to publicly release any revisions to any forward-looking statements or to otherwise update any forward-looking statements whether as a result of new information or to reflect events, circumstances or any other unanticipated developments arising after the date on which such statements are made.  A further list and description of risks, uncertainties and other matters can be found in our Annual Report on Form 10-K for the year ended May 31, 2010 and in our reports on Forms 10-Q and 8-K.  The risks and uncertainties described herein are not the only ones we may face. Additional risks and uncertainties presently not known to us or that we currently believe to be immaterial may also harm our business.

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

ITEM 4.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

With the participation of Cintas’ management, including Cintas’ Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, Cintas has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of February 28, 2011.  Based on such evaluation, Cintas’ management, including Cintas’ Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, has concluded that Cintas’ disclosure controls and procedures were effective as of February 28, 2011, in ensuring (i) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is accumulated and communicated to Cintas’ management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in Cintas’ internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended February 28, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. See “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” on pages 32 and 33 of our Form 10-K for the fiscal year ended May 31, 2010.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

On May 2, 2005, Cintas announced that the Board of Directors authorized a $500.0 million share buyback program at market prices.  In July 2006, Cintas announced that the Board of Directors approved the expansion of its share buyback program by an additional $500.0 million.  The Board did not specify an expiration date for this program.

From the inception of the share buyback program through March 31, 2011, Cintas has purchased a total of approximately 28.0 million shares of Cintas stock at an average price of $35.78 per share for a total purchase price of $1 billion.  The existing share buyback program has been completed.  On October 26, 2010, Cintas announced that the Board of Directors authorized an additional $500.0 million share buyback program at market prices.  No purchases have been made under this new program.

Item 6.       Exhibits.

10.1             Credit Agreement dated as of May 28, 2004 by and among Cintas Corporation No. 2, as Borrower, the lenders named in such Credit Agreement and KeyBank National Association, as agent for the lenders

10.2             Fourth Amendment Agreement to Credit Agreement dated as of September 27, 2010

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

CINTAS CORPORATION
(Registrant)

Date: April 8, 2011	By: /s/ William C. Gale
William C. Gale
Senior Vice President and Chief Financial Officer
(Chief Accounting Officer)

EXHIBIT INDEX

10.1             Credit Agreement dated as of May 28, 2004 by and among Cintas Corporation No. 2, as Borrower, the lenders named in such Credit Agreement and KeyBank National Association, as agent for the lenders

10.2             Fourth Amendment Agreement to Credit Agreement dated as of September 27, 2010

31.1             Certification of Principal Executive Officer required by Rule 13a-14(a)

31.2             Certification of Principal Financial Officer required by Rule 13a-14(a)

32.1             Section 1350 Certification of Chief Executive Officer

32.2             Section 1350 Certification of Chief Financial Officer