Form 10-K/A
period 2010-05-31
CINTAS CORP
filed 2011-05-18
CIK 723254

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

2

 Explanatory Note

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act repealed Rule 436(g) promulgated under the Securities Act of 1933, as amended (the "Securities Act"), thereby eliminating the exemption from the expert consent and liability provisions under the Securities Act for any credit ratings issued by a "nationally recognized statistical rating organization." As a result, companies that wish to include certain information relating to their ratings in periodic reports that may be incorporated by reference into future registration statements or prospectuses must obtain the consent of the applicable rating agencies. The Staff of the Securities and Exchange Commission issued Compliance & Disclosure Interpretations on July 22, 2010 stating that information constituting "issuer disclosure-related ratings information" will be permitted without the need for rating agencies' consent.

This Annual Report on Form 10-K/A (the "Amendment") solely modifies Part II, Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) in our Form 10-K for the year ended May 31, 2010, originally filed with the U.S. Securities and Exchange Commission on July 30, 2010 (the "Original Form 10-K"), to amend disclosures and references to our credit ratings so that, among other things, such disclosures and references constitute permissible "issuer disclosure-related ratings information." All other Items of the Original Form 10-K are unaffected by this Amendment and such Items have not been included in this Amendment. Information included in this Amendment is stated as of May 31, 2010, and does not reflect any subsequent events occurring after the filing of the Original Form 10-K.

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

Long-term debt totaled $786.1 million at May 31, 2010. This amount includes $225.0 million of 10-year senior notes at a rate of 6.0% issued in fiscal 2002, $250.0 million of 30-year senior notes issued in fiscal 2007 at a rate of 6.15% and $300.0 million of 10-year senior notes issued in fiscal 2008 at a rate of 6.125%. Cintas utilizes a $600.0 million commercial paper program. The commercial paper program is fully supported by a long-term credit facility that matures in fiscal 2011. As of May 31, 2010, there were no outstanding borrowings under this program. During fiscal 2009, Cintas initiated a $7.5 million loan with PIDC Regional Center, LP for funding related to a facility being built in Philadelphia. It is a 5-year note with a 2.75% interest rate. Cintas' total debt to capitalization ratio has decreased from 24.9% at May 31, 2009, to 23.7% at May 31, 2010.

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

Cintas has earned credit ratings on our senior notes of "A-" from Standard & Poor's and "A2" from Moody's. Cintas has also earned credit ratings of "A-2" from Standard & Poor's and "Prime-1" from Moody's on our commercial paper program. We believe these ratings reflect our commitment to conservative financial policies, strong financial management and a disciplined integration strategy for acquisitions.

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

DATE SIGNED: May 18, 2011

 EXHIBIT INDEX

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
10.7*	President and CEO Executive Compensation Plan (Incorporated by reference to Cintas' Form 10-K dated May 31, 2005.)
10.8*	2006 Executive Incentive Plan (Incorporated by reference to Cintas' Form 10-K dated May 31, 2005.)
10.9*	2005 Equity Compensation Plan (Incorporated by reference to Cintas' Registration Statement No. 333-131375 on Form S-8 filed under the Securities Act of 1933.)
10.10*	Criteria for Performance Evaluation of the President and CEO (Incorporated by reference to Cintas' Form 10-K dated May 31, 2006.)
10.11*	2007 Executive Incentive Plan (Incorporated by reference to Cintas' Form 10-K dated May 31, 2006.)
14	Code of Ethics (Incorporated by reference to Cintas' Form 10-K dated May 31, 2004.)
21**	Subsidiaries of the Registrant
23**	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer, Pursuant to Rule 13a–14(a) of the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer, Pursuant to Rule 13a–14(a) of the Securities Exchange Act of 1934
32.1**	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. § 1350
32.2**	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. § 1350
*
Management compensatory contracts

**
Filed with the Registrant's original Annual Report on Form 10-K for the year ended May 31, 2010, which was originally filed on July 30, 2010.

Cintas will provide shareholders with any exhibit upon the payment of a specified reasonable fee, which fee shall be limited to Cintas' reasonable expenses in furnishing such exhibit.

QuickLinks

Explanatory Note
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation
EXHIBIT INDEX