Form 10-K
period 2011-05-31
CINTAS CORP
filed 2011-07-29
CIK 723254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 31, 2011
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
(513) 459-1200 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES	✓	NO

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES	NO	✓

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES	✓	NO

Indicate by a check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).

YES	✓	NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer   ✓         Accelerated Filer                Smaller Reporting Company                Non-Accelerated Filer                (Do not check if a smaller reporting company.)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	✓

The aggregate market value of the Registrant's Common Stock held by non-affiliates as of November 30, 2010, was $3,886,803,703 based on a closing sale price of $26.75 per share. As of June 30, 2011, 173,347,196 shares of the Registrant's Common Stock were issued and 131,204,758 shares were outstanding.

Documents Incorporated by Reference

Portions of the Registrant's Proxy Statement to be filed with the Commission for its 2011 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

 Cintas Corporation
Index to Annual Report on Form 10-K

Part I

Item 1.  Business

Cintas Corporation ("Cintas," "Company," "we," "us" or "our"), a Washington corporation, provides highly specialized products and services to businesses of all types primarily throughout North America, as well as Latin America, Europe and Asia. Cintas' products and services are designed to enhance its customers' images and brand identification, as well as provide a safe and efficient work place. Cintas was founded in 1968 by Richard T. Farmer, currently the Chairman Emeritus of the Board, when he left his family's industrial laundry business in order to develop uniform programs using an exclusive new fabric. In the early 1970's, Cintas acquired the family industrial laundry business. Over the years, Cintas developed additional products and services that complemented its core uniform business and broadened the scope of products and services available to its customers.

Cintas classifies its businesses into four operating segments based on the types of products and services provided. The Rental Uniforms and Ancillary Products operating segment consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items. In addition to these rental items, restroom cleaning services and supplies and carpet and tile cleaning services are also provided within this operating segment. The Uniform Direct Sales operating segment consists of the direct sale of uniforms and related items and branded promotional products. The First Aid, Safety and Fire Protection Services operating segment consists of first aid, safety and fire protection products and services. The Document Management Services operating segment consists of document destruction, document imaging and document retention services.

We provide our products and services to over 900,000 businesses of all types — from small service and manufacturing companies to major corporations that employ thousands of people. This diversity in customer base results in no individual customer accounting for greater than one percent of Cintas' total revenue. As a result, the loss of one account would not have a significant financial impact on Cintas.

The following table sets forth Cintas' total revenue and the revenue derived from each operating segment:

Fiscal Year Ended May 31, (in thousands)	2011	2010	2009

Rental Uniforms and Ancillary Products	$2,692,248	$2,569,357	$2,755,015
Uniform Direct Sales	419,222	386,370	428,369
First Aid, Safety and Fire Protection Services	377,663	338,651	378,097
Document Management Services	321,251	252,961	213,204

Total Revenue	$3,810,384	$3,547,339	$3,774,685

Additional information regarding each operating segment is also included in Note 13 entitled Operating Segment Information in "Notes to Consolidated Financial Statements."

The primary markets served by all Cintas operating segments are local in nature and highly fragmented. Cintas competes with national, regional and local providers, and the level of competition varies at each of Cintas' local operations. Product, design, price, quality, service and convenience to the customer are the competitive elements in each of our operating segments.

Within the Rental Uniforms and Ancillary Products operating segment, Cintas provides its products and services to customers via local delivery routes originating from rental processing plants and branches. Within the Uniform Direct Sales and First Aid, Safety and Fire Protection Services operating segments, Cintas provides its products and services via its distribution network and local delivery routes or local representatives. Within the Document Management Services operating segment, Cintas provides its services via local service routes originating from document management branches and document retention facilities. In total, Cintas has approximately 7,700 local delivery routes, 423 operations and eight distribution centers. At May 31, 2011, Cintas employed approximately 30,000 employees, of which approximately 225 were represented by labor unions.

Cintas sources finished products from many outside suppliers. In addition, Cintas operates six manufacturing facilities that provide for standard uniform needs. Cintas purchases fabric, used in its manufacturing process, from several suppliers. Cintas is not aware of any circumstances that would hinder its ability to continue obtaining these materials.

Cintas is subject to various environmental laws and regulations, as are other companies in the uniform rental industry. While environmental compliance is not a material component of its costs, Cintas must incur capital expenditures and associated operating costs, primarily for water treatment and waste removal, on a regular basis. Environmental spending related to water treatment and waste removal was approximately $18 million in both fiscal 2011 and 2010. Capital expenditures to limit or monitor hazardous substances were approximately $2 million in fiscal 2011 and less than $1 million in fiscal 2010. Cintas does not expect a material change in the cost of environmental compliance and is not aware of any material non-compliance with environmental laws.

Cintas uses its corporate website, www.cintas.com, as a channel for routine distribution of important information, including news releases, analyst presentations and financial information. Cintas files with or furnishes to the SEC Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports, as well as proxy statements and annual reports to shareholders, and, from time to time, other documents. The reports and other documents filed with or furnished to the SEC are available to investors on or through our corporate website free of charge as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. In addition, the public may read and copy any of the materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site located at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers, such as Cintas, that file electronically with the SEC. Cintas' SEC filings and its Code of Business Conduct can be found on the Investor Information page of its website at www.cintas.com/company/investor_information/highlights.aspx. These documents are available in print to any shareholder who requests a copy by writing or calling Cintas as set forth on the Investor Information page.

Item 1A.  Risk Factors

The statements in this section describe the most significant risks that could materially and adversely affect our business, consolidated financial condition and consolidated results of operation and the trading price of our debt or equity securities.

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
Negative economic conditions, in North America and our other markets, may adversely affect our financial performance. Higher levels of unemployment, inflation, tax rates and other changes in tax laws and other economic factors could adversely affect the demand for Cintas' products and services. Increases in labor costs, including healthcare and insurance costs, labor shortages or shortages of skilled labor, higher material costs for items such as fabrics and textiles, lower recycled paper prices, higher interest rates, inflation, higher tax rates and other changes in tax laws and other economic factors could increase our costs of rental uniforms and ancillary products and other services and selling and administrative expenses. As a result, these factors could adversely affect our sales and consolidated results of operation.

Increased competition could adversely affect our financial performance.
We operate in highly competitive industries and compete with national, regional and local providers. Product, design, price, quality, service and convenience to the customer are the competitive elements in these industries. If existing or future competitors seek to gain or retain market share by reducing prices, Cintas may be required to lower prices, which would hurt its results of operation. Cintas' competitors also generally compete with Cintas for acquisition candidates, which can increase the price for acquisitions and reduce the number of available acquisition candidates. In addition, our customers and prospects may decide to perform certain services in-house instead of outsourcing these services to us. These competitive pressures could adversely affect our sales and consolidated results of operation.

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

Risks associated with our acquisition practice could adversely affect our results of operations.
Historically, a portion of our growth has come from acquisitions. We continue to evaluate opportunities for acquiring businesses that may supplement our internal growth. However, there can be no assurance that we will be able to locate and purchase suitable acquisitions. In addition, the success of any acquisition depends in part on our ability to integrate the acquired company. The process of integrating acquired businesses may involve unforeseen difficulties and may require a disproportionate amount of our management's attention and our financial and other resources. Although we conduct due diligence investigations prior to each acquisition, there can be no assurance that we will discover or adequately protect against all material liabilities of an acquired business for which we may be responsible as a successor owner or operator. The failure to successfully integrate these acquired businesses or to discover such liabilities could adversely affect our consolidated results of operations.

Increases in fuel and energy costs could adversely affect our results of operations and financial condition.
The price of fuel and energy needed to run our vehicles and equipment is unpredictable and fluctuates based on events outside our control, including geopolitical developments, supply and demand for oil and gas, actions by OPEC and other oil and gas producers, war and unrest in oil producing countries, regional production patterns, limits on refining capacities, natural disasters and environmental concerns. Increases in fuel and energy costs could adversely affect our consolidated financial condition and consolidated results of operation.

Unionization campaigns could adversely affect our results of operations.
Cintas has been and could continue to be the target of a unionization campaign by several unions. These unions have attempted to pressure Cintas into surrendering its employees' rights to a government-supervised election by unilaterally accepting union representation. We will continue to vigorously oppose any unionization campaign and defend our employees' rights to a government-supervised election. Unionization campaigns could be materially disruptive to our business and could materially adversely affect our consolidated results of operation.

Risks associated with the suppliers from whom our products are sourced could adversely affect our results of operation.
The products we sell are sourced from a wide variety of domestic and international suppliers. Global sourcing of many of the products we sell is an important factor in our financial performance. We require all of our suppliers to comply with applicable laws, including labor and environmental laws, and otherwise be certified as meeting our required supplier standards of conduct. Our ability to find qualified suppliers who meet our standards, and to access products in a timely and efficient manner is a significant challenge, especially with respect to suppliers located and goods sourced outside the United States. Political and economic stability in the countries in which foreign suppliers are located, the financial stability of suppliers, suppliers' failure to meet our supplier standards, labor problems experienced by our suppliers, the availability of raw materials to suppliers, currency exchange rates, transport availability and cost, inflation and other factors relating to the suppliers and the countries in which they are located are beyond our control. In addition, U.S. and foreign trade policies, tariffs and other impositions on imported goods, trade sanctions imposed on certain countries, the limitation on the importation of certain types of goods or of goods containing certain materials from other countries and other factors relating to foreign trade are beyond our control. These and other factors affecting our suppliers and our access to products could adversely affect our consolidated results of operation.

Fluctuations in foreign currency exchange could adversely affect our financial condition and results of operation.
We earn revenue, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar, including the Canadian dollar, British pound, and the euro. In fiscal years 2011, 2010 and 2009, revenue denominated in currencies other than the U.S. dollar represented less than 10% of our consolidated revenue. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenue, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, fluctuations in the value of the U.S. dollar against other major currencies, particularly in the event of significant increases in foreign currency revenue, will impact our revenue and operating income and the value of balance sheet items denominated in foreign currencies. This impact could adversely affect our consolidated financial condition and consolidated results of operation.

Failure to comply with the regulations of the U.S. Occupational Safety and Health Administration and other state and local agencies that oversee safety compliance could adversely affect our results of operation.
The Occupational Safety and Health Act of 1970, as amended, or OSHA, establishes certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by OSHA and various record keeping, disclosure and procedural requirements. Various OSHA standards may apply to our operations. We have incurred, and will continue to incur, capital and operating expenditures and other costs in the ordinary course of our business in complying with OSHA and other state and local laws and regulations. Any failure to comply with these regulations could result in fines by government authorities and payment of damages to private litigants and affect our ability to service our customers and adversely affect our consolidated results of operation.

We are subject to legal proceedings that may adversely affect our financial condition and results of operation.
We are party to various litigation claims and legal proceedings. We discuss these lawsuits and other litigation to which we are party in greater detail under the caption "Item 3. Legal Proceedings" and in Note 12 entitled Litigation and Other Contingencies of "Notes to Consolidated Financial Statements." Certain of these lawsuits or potential future lawsuits, if decided adversely to us or settled by us, may result in liability and expense material to our consolidated financial condition and consolidated results of operation.

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

Under applicable environmental laws, an owner or operator of real estate may be required to pay the costs of removing or remediating hazardous materials located on or emanating from property, whether or not the owner or operator knew of or was responsible for the presence of such hazardous materials. While we regularly engage in environmental due diligence in connection with acquisitions, we can give no assurance that locations that have been acquired or leased have been operated in compliance with environmental laws and regulations during prior periods or that future uses or conditions will not make us liable under these laws or expose us to third-party actions, including tort suits.

We rely extensively on computer systems to process transactions, maintain information and manage our businesses. Disruptions in the availability of our computer systems could impact our ability to service our customers and adversely affect our sales and results of operation.
Our businesses rely on our computer systems to provide customer information, process customer transactions and provide other general information necessary to manage our businesses. We have an active disaster recovery plan in place that is frequently reviewed and tested. However, our computer systems are subject to damage or interruption due to system conversions, power outages, computer or telecommunication failures, computer viruses, security breaches, catastrophic events such as fires, tornadoes and hurricanes and usage errors by our employees. If our computer systems are damaged or cease to function properly, we may have to make a significant investment to fix or replace them, and we may have interruptions in our ability to service our customers. This disruption caused by the unavailability of our computer systems could adversely affect our sales and consolidated results of operation.

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
Unexpected events, including fires or explosions at facilities, natural disasters such as hurricanes and tornadoes, war or terrorist activities, unplanned outages, supply disruptions, failure of equipment or systems or changes in laws and/or regulations impacting our businesses, could adversely affect our results of operation. These events could result in customer disruption, physical damage to one or more key operating facilities, the temporary closure of one or more key operating facilities or the temporary disruption of information systems.

We may recognize impairment charges which could adversely affect our results of operation and financial condition.
We assess our goodwill and other intangible assets and our long-lived assets for impairment when required by U.S. generally accepted accounting principles. These accounting principles require that we record an impairment charge if circumstances indicate that the asset carrying values exceed their estimated fair values. The estimated fair value of these assets is impacted by general economic conditions in the locations in which we operate. Deterioration in these general economic conditions may result in: declining revenue which can lead to excess capacity and declining operating cash flow; reductions in management's estimates for future revenue and operating cash flow growth; increases in borrowing rates and other deterioration in factors that impact our weighted average cost of capital; and deteriorating real estate values. If our assessment of goodwill, other intangible assets or long-lived assets indicates an impairment of the carrying value for which we recognize an impairment charge, this may adversely affect our consolidated financial condition and consolidated results of operation.

Within our Document Management business, we handle customers' confidential information. Our failure to protect our customers' confidential information against security breaches could damage our reputation, harm our business and adversely impact our results of operation.
Our Document Management Services business includes both document destruction and document retention services. These services involve the handling of our customers' confidential information and the subsequent destruction or retention of this information. Any compromise of security, accidental loss or theft of customer data in our possession could damage our reputation and expose us to risk of liability, which could harm our business and adversely impact our consolidated results of operation.

The effects of credit market volatility and changes in our credit ratings could adversely affect our liquidity and results of operation.
Our operating cash flows, combined with access to the credit markets, provide us with significant discretionary funding capacity. However, deterioration in the global credit markets may limit our ability to access credit markets, which could adversely affect our liquidity and/or increase our cost of borrowing. In addition, credit market deterioration and its actual or perceived effects on our results of operation and financial condition, along with deterioration in general economic conditions, may increase the likelihood that the major independent credit agencies will downgrade our credit ratings, which could increase our cost of borrowing. Increases in our cost of borrowing could adversely affect our consolidated results of operation.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Cintas occupies 431 facilities located in 289 cities. Cintas leases 235 of these facilities for various terms ranging from monthly to the year 2019. Cintas expects that it will be able to renew or replace its leases on satisfactory terms. Of the six manufacturing facilities listed below, Cintas controls the operations of two of these manufacturing facilities, but does not own or lease the real estate related to these operations. All other facilities are owned. The principal executive office in Cincinnati, Ohio, provides centrally located administrative functions including accounting, finance, marketing and computer system development and support. Cintas operates rental processing plants that house administrative, sales and service personnel and the necessary equipment involved in the cleaning of uniforms and bulk items, such as entrance mats and shop towels. Branch operations provide administrative, sales and service functions. Cintas operates eight distribution centers and six manufacturing facilities. Cintas also operates first aid, safety and fire protection and document management facilities and direct sales offices. Cintas considers the facilities it operates to be adequate for their intended use. Cintas owns or leases approximately 14,200 vehicles which are used for the route-based services and by the sales and management employee-partners.

The following chart provides additional information concerning Cintas' facilities:

Type of Facility	# of Facilities

Rental Processing Plants	166
Rental Branches	105
First Aid, Safety and Fire Protection Facilities	60
Document Management Facilities	71
Distribution Centers	8	*
Manufacturing Facilities	6
Direct Sales Offices	15

Total	431

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

Item 3.  Legal Proceedings

We discuss material legal proceedings (other than ordinary routine litigation incidental to our business) pending against us in "Item 8. Financial Statements and Supplementary Data," in Note 12 entitled Litigation and Other Contingencies of "Notes to Consolidated Financial Statements." We refer you to and incorporate by reference into this Item 3 that discussion for important information concerning those legal proceedings, including the basis for such actions and, where known, the relief sought.

Item 4.  [Removed and Reserved]

Part II

Item 5.  Market for Registrant's Common Equity,
Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Cintas' common stock is traded on the NASDAQ Global Select Market under the symbol "CTAS." The following table shows the high and low sales prices of shares of Cintas' common stock by quarter during the last two fiscal years:

Fiscal 2011

Quarter Ended	High	Low

May 2011	$32.90	$27.22
February 2011	30.19	27.18
November 2010	28.47	25.70
August 2010	27.26	23.50
Fiscal 2010

Quarter Ended	High	Low

May 2010	$28.79	$24.72
February 2010	30.00	23.10
November 2009	30.85	26.51
August 2009	28.30	21.30

Holders

At May 31, 2011, there were approximately 4,000 shareholders on record of Cintas' common stock. Cintas believes that this represents approximately 72,000 beneficial owners.

Dividends

Dividends on the outstanding common stock have been paid annually and amounted to $0.49 per share, $0.48 per share and $0.47 per share in fiscal 2011, 2010 and 2009, respectively.

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

From the inception of the May 2, 2005 share buyback program, Cintas purchased a total of approximately 28.0 million shares of Cintas common stock at an average price of $35.78 per share for a total purchase price of $1.0 billion. The May 2, 2005 share buyback program has been completed.

On October 26, 2010, Cintas announced that the Board of Directors authorized a $500.0 million share buyback program at market prices.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan	Maximum approximate dollar value of shares that may yet be purchased under the plan

March 2011	—	$—	—	$500,000,000
April 2011	2,446,673	30.29	2,446,673	425,883,212
May 2011	5,274,498	31.54	7,721,171	259,550,601

Total	7,721,171	$31.14	7,721,171	$259,550,601

Beginning in April 2011, under the October 26, 2010 program, through July 29, 2011, Cintas has purchased a total of approximately 15.8 million shares of Cintas stock at an average price of $31.70 per share for a total purchase price of $500.0 million. These purchases complete the October 26, 2010 share buyback program.

During the quarter ended May 31, 2011, Cintas purchased approximately 1,000 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock options that vested during the fiscal year. These shares were purchased at an average price of $29.85 per share for a total purchase price of less than $0.1 million.

Item 6.  Selected Financial Data

Eleven-Year Financial Summary

(In thousands except per share and percentage data)
Fiscal Years Ended May 31,	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	10-Year Compd Growth

Revenue	$2,160,700	2,271,052	2,686,585	2,814,059	3,067,283	3,403,608	3,706,900	3,937,900	3,774,685	3,547,339	3,810,384	5.8%
Net Income	$218,665	229,466	243,191	265,078	292,547	323,382	334,538	335,405	226,357	215,620	246,989	1.2%
Basic EPS	$1.30	1.35	1.43	1.55	1.70	1.93	2.09	2.15	1.48	1.40	1.68	2.6%
Diluted EPS	$1.27	1.33	1.41	1.54	1.69	1.92	2.09	2.15	1.48	1.40	1.68	2.8%
Dividends Per Share	$0.22	0.25	0.27	0.29	0.32	0.35	0.39	0.46	0.47	0.48	0.49	8.3%
Total Assets	$1,752,224	2,519,234	2,582,946	2,810,297	3,059,744	3,425,237	3,570,480	3,808,601	3,720,951	3,969,736	4,351,940	9.5%
Shareholders' Equity	$1,231,346	1,423,814	1,646,418	1,888,093	2,104,574	2,090,192	2,167,738	2,254,131	2,367,409	2,534,029	2,302,649	6.5%
Return on Average Equity (1)	19.2%	17.3%	15.8%	15.0%	14.7%	15.4%	15.7%	15.2%	9.8%	8.8%	10.2%
Long-Term Debt	$220,940	703,250	534,763	473,685	465,291	794,454	877,074	942,736	786,058	785,444	1,284,790

(1)
Return on average equity is computed as net income divided by the average of shareholders' equity. We believe that this calculation gives management and shareholders a good indication of Cintas' historical performance.

Item 7.  Management's Discussion and Analysis
of Financial Condition and Results of Operations

Business Strategy

Cintas provides highly specialized products and services to businesses of all types primarily throughout North America, as well as Latin America, Europe and Asia. We bring value to our customers by helping them provide a cleaner, safer and more pleasant atmosphere for their customers and employees. Our products and services are designed to improve our customers' images. We also help our customers protect their employees and their company by enhancing workplace safety and helping to ensure legal compliance in key areas of their business.

We are North America's leading provider of corporate identity uniforms through rental and sales programs, as well as a significant provider of related business services, including entrance mats, restroom cleaning services and supplies, carpet and tile cleaning services, first aid, safety and fire protection products and services, document management services and branded promotional products.

Cintas' principal objective is "to exceed customers' expectations in order to maximize the long-term value of Cintas for shareholders and working partners," and it provides the framework and focus for Cintas' business strategy. This strategy is to achieve revenue growth for all of our products and services by increasing our penetration at existing customers and by broadening our customer base to include business segments to which we have not historically served. We will also continue to identify additional product and service opportunities for our current and future customers.

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

Results of Operations

Cintas classifies its businesses into four operating segments based on the types of products and services provided. The Rental Uniforms and Ancillary Products operating segment consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items. In addition to these rental items, restroom cleaning services and supplies and carpet and tile cleaning services are also provided within this operating segment. The Uniform Direct Sales operating segment consists of the direct sale of uniforms and related items and branded promotional products. The First Aid, Safety and Fire Protection Services operating segment consists of first aid, safety and fire protection products and services. The Document Management Services operating segment consists of document destruction, document imaging and document retention services.

The following table sets forth certain consolidated statements of income data as a percent of revenue by operating segment and in total for the fiscal years ended May 31:

	2011	2010	2009

Revenue:
Rental Uniforms and Ancillary Products	70.7%	72.4%	73.0%
Uniform Direct Sales	11.0%	11.0%	11.4%
First Aid, Safety and Fire Protection Services	9.9%	9.5%	10.0%
Document Management Services	8.4%	7.1%	5.6%

Total revenue	100.0%	100.0%	100.0%
Cost of sales:
Rental Uniforms and Ancillary Products	56.8%	56.4%	56.7%
Uniform Direct Sales	69.8%	69.9%	75.2%
First Aid, Safety and Fire Protection Services	58.7%	61.1%	61.9%
Document Management Services	48.7%	48.6%	49.4%

Total cost of sales	57.8%	57.8%	58.9%
Gross margin:
Rental Uniforms and Ancillary Products	43.2%	43.6%	43.3%
Uniform Direct Sales	30.2%	30.1%	24.8%
First Aid, Safety and Fire Protection Services	41.3%	38.9%	38.1%
Document Management Services	51.3%	51.4%	50.6%

Total gross margin	42.2%	42.2%	41.1%
Selling and administrative expenses	30.7%	30.6%	28.7%
Legal settlements, net of insurance proceeds	—	0.7%	—
Restructuring (credits) charges	—	-0.1%	0.3%
Impairment of long-lived assets	—	—	1.3%
Interest income	-0.1%	-0.1%	-0.1%
Interest expense	1.3%	1.4%	1.3%

Income before income taxes	10.3%	9.7%	9.6%

Fiscal 2011 Compared to Fiscal 2010

Fiscal 2011 total revenue was $3.8 billion, an increase of 7.4% compared to fiscal 2010. Total revenue increased organically by 5.1%. The remaining 2.3% represents growth derived through acquisitions in our Document Management Services operating segment, our First Aid, Safety and Fire Protection Services operating segment and our Rental Uniforms and Ancillary Products operating segment. Organic growth by quarter is shown in the table below.

Organic Growth

First Quarter Ending August 31, 2010	2.8%
Second Quarter Ending November 30, 2010	4.2%
Third Quarter Ending February 28, 2011	5.5%
Fourth Quarter Ending May 31, 2011	8.0%
For the Year Ending May 31, 2011	5.1%

Rental Uniforms and Ancillary Products operating segment revenue consists predominantly of revenue derived from the rental of corporate identity uniforms and other garments including flame resistant clothing, and the rental and/or sale of mats, mops, shop towels, restroom supplies and other rental services. Revenue from the Rental Uniforms and Ancillary Products operating segment increased 4.8% compared to fiscal 2010. Rental Uniforms and Ancillary Products operating segment revenue increased organically by 3.3% in fiscal 2011. This organic increase in the Rental Uniforms and Ancillary Products operating segment revenue was primarily due to improvements in sales representative productivity and improved customer retention. The remaining revenue growth of 1.5% was due to acquisitions made in this operating segment.

Other Services revenue, consisting of revenue from the reportable operating segments of Uniform Direct Sales, First Aid, Safety and Fire Protection Services and Document Management Services, increased 14.3% compared to fiscal 2010. The increase primarily resulted from an organic increase of 9.8% which was due to improved sales representative productivity, improved account retention and an increase in the average selling price of recycled paper. The remaining 4.5% represents growth derived through acquisitions in our Document Management Services operating segment and our First Aid, Safety and Fire Protection Services operating segment during fiscal 2011.

Cost of rental uniforms and ancillary products increased 5.6% compared to fiscal 2010. Cost of rental uniforms and ancillary products consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, mops, shop towels and other ancillary items. The cost of rental uniforms and ancillary products increase compared to fiscal 2010 was due to increased Rental Uniforms and Ancillary Products operating segment sales volume.

Cost of other services increased 11.8% compared to fiscal 2010. Cost of other services consists primarily of cost of goods sold (predominantly uniforms and first aid products), delivery expenses and distribution expenses in the Uniform Direct Sales operating segment, the First Aid, Safety and Fire Protection Services operating segment and the Document Management Services operating segment. The increase from fiscal 2010 was due to increased Other Services sales volume.

Selling and administrative expenses increased $82.6 million, or 7.6%, compared to fiscal 2010. Labor and payroll tax expenses increased $47.5 million compared to the prior fiscal year primarily as a result of an increase in the number of sales representatives. In addition, bad debt expense increased $6.7 million due to a slight deterioration in the aging of receivables and professional services increased $10.9 million due to costs related to our enterprise-wide system conversion.

During the first quarter of fiscal 2010, Cintas and the plaintiffs involved in the litigation, Paul Veliz, et al. v. Cintas Corporation, reached a settlement in principle. The pre-tax impact, net of insurance proceeds, was approximately $19.5 million. This settlement is more fully described in Note 12 entitled Litigation and Other Contingencies in "Notes to Consolidated Financial Statements." During the second quarter of fiscal 2010, Cintas had legal settlements that totaled $4.0 million, net of insurance proceeds. None of these settlements were significant individually. These settlements included litigation related to multiple subjects including employment practices and insurance coverage.

Operating income of $440.3 million in fiscal 2011 increased $49.5 million, or 12.7%, compared to fiscal 2010. This increase was primarily due to increased revenue in fiscal 2011, improved capacity utilization and the legal settlements which occurred in the prior fiscal year.

Net interest expense (interest expense less interest income) increased $0.8 million from the prior fiscal year. This increase was due to a $1.1 million increase in interest expense caused by higher levels of borrowings in fiscal 2011 compared to fiscal 2010, offset by a $0.3 million increase in interest income.

Income before income taxes was $392.7 million, a 14.2% increase compared to fiscal 2010. This change reflects the increase in operating income offset by the increase in net interest expense described above.

Cintas' effective tax rate was 37.1% for fiscal 2011 as compared to 37.3% and 37.4% for fiscal 2010 and 2009, respectively (also see Note 7 entitled Income Taxes of "Notes to Consolidated Financial Statements" for more information on income taxes).

Net income for fiscal 2011 of $247.0 million was a 14.5% increase compared to fiscal 2010, and diluted earnings per share of $1.68 was a 20.0% increase compared to fiscal 2010. These changes reflect the items described above. The increase in diluted earnings per share of 20.0% is higher than the 14.5% increase in net income due to the impact of the 15.4 million shares of Cintas common stock repurchased during the fiscal year.

Rental Uniforms and Ancillary Products Operating Segment

As discussed above, Rental Uniforms and Ancillary Products operating segment revenue increased $122.9 million, or 4.8%, and the cost of rental uniforms and ancillary products increased $80.9 million, or 5.6%. The operating segment's fiscal 2011 gross margin was 43.2% of revenue compared to 43.6% in fiscal 2010. The reduction in gross margin as a percent of revenue over fiscal 2010 was due to a 15 basis point increase in maintenance costs and a 15 basis point increase in energy related costs, which include natural gas, electric and gas.

Selling and administrative expenses for the Rental Uniforms and Ancillary Products operating segment increased $36.1 million in fiscal 2011 compared to fiscal 2010 primarily due to an increase in selling labor due to the addition of sales representatives. The sales representatives were primarily added during the third quarter of fiscal 2010 to grow revenue in the operating segment. Selling and administrative expenses as a percent of revenue, at 30.5%, slightly decreased from 30.6% in fiscal 2010. This slight decrease as a percent of revenue was due to higher volume.

Income before income taxes increased $3.0 million to $339.6 million for the Rental Uniforms and Ancillary Products operating segment for fiscal 2011 compared to fiscal 2010. This increase is primarily due to the increase in revenue offset by the increase in selling and administrative expenses discussed above.

Uniform Direct Sales Operating Segment

Uniform Direct Sales operating segment revenue increased $32.9 million, or 8.5%, compared to fiscal 2010. Cost of uniform direct sales increased $22.7 million, or 8.4%, compared to fiscal 2010. The gross margin as a percent of revenue was 30.2% for fiscal 2011, which is relatively consistent with the 30.1% in fiscal 2010.

Selling and administrative expenses increased $2.0 million, or 2.6%, in fiscal 2011 compared to fiscal 2010. Selling and administrative expenses as a percent of revenue, at 18.7%, decreased from 19.7% in fiscal 2010. This decrease in selling and administrative expenses as a percent of revenue was due to the selling and administrative expenses being relatively consistent with fiscal 2010 while revenue increased by 8.5%.

Income before income taxes was $48.3 million in fiscal 2011, an increase of $8.2 million, or 20.3%, compared to fiscal 2010. The increase in income before income taxes is primarily due to the increase in revenue while keeping selling and administrative expenses relatively consistent.

First Aid, Safety and Fire Protection Services Operating Segment

First Aid, Safety and Fire Protection Services operating segment revenue increased $39.0 million in fiscal 2011, an 11.5% increase compared to fiscal 2010. This increase primarily resulted from an organic increase of 7.3%, which is attributable to improved customer retention and sales representative productivity. The remaining 4.2% represents growth derived through acquisitions.

Cost of first aid, safety and fire protection services increased $14.7 million, or 7.1%, in fiscal 2011, due primarily to increased First Aid, Safety and Fire Protection Services operating segment volume. Gross margin for the First Aid,

Safety and Fire Protection Services operating segment is defined as revenue less cost of goods, warehouse expenses, service expenses and training expenses. The gross margin as a percent of revenue was 41.3% for fiscal 2011 compared to 38.9% in fiscal 2010. This increase is due to an increase in revenue and improved capacity utilization.

Selling and administrative expenses increased by $16.3 million, or 13.8%, in fiscal 2011 compared to fiscal 2010 primarily due to an increase in the number of sales representatives and a $2.4 million increase in bad debt expense due to a slight deterioration in the aging of receivables. Selling and administrative expenses as a percent of revenue, at 35.6%, increased from 34.9% in fiscal 2010.

Income before income taxes for the First Aid, Safety and Fire Protection Services operating segment was $21.5 million in fiscal 2011 compared to $13.4 million in fiscal 2010. This increase in income before income taxes was primarily due to the increase in First Aid, Safety and Fire Protection Services operating segment revenue and improved capacity utilization.

Document Management Services Operating Segment

Document Management Services operating segment revenue increased $68.3 million for fiscal 2011, or 27.0%, over fiscal 2010. This increase primarily resulted from an organic increase of 15.3%. The organic increase is primarily due to the sale of destruction services to new customers and an increase in recycled paper revenue. This operating segment derives a portion of its revenue from the sale of shredded paper to paper recyclers. The average selling price from these paper sales increased by approximately 31% in fiscal 2011 compared to fiscal 2010. Excluding recycled paper revenue, this operating segment revenue grew 8.2% organically compared to last fiscal year. Acquisitions accounted for revenue growth of 11.7%.

Cost of document management services increased $33.3 million, or 27.1%, for fiscal 2011 due to increased Document Management Services operating segment volume. Gross margin for the Document Management Services operating segment is defined as revenue less production and service costs. The gross margin as a percent of revenue was 51.3% for fiscal 2011, which is relatively consistent with the gross margin of 51.4% in fiscal 2010.

Selling and administrative expenses increased $28.2 million in fiscal 2011 over fiscal 2010. This increase is primarily due to an increase in the number of sales representatives. Selling and administrative expenses as a percent of revenue was 41.7% for fiscal 2011 which is consistent with the 41.8% in fiscal 2010.

Income before income taxes for the Document Management Services operating segment was $31.1 million, an increase of $6.8 million compared to fiscal 2010. Income before income taxes was 9.7% of the operating segment's revenue which is consistent with 9.6% in fiscal 2010.

Fiscal 2010 Compared to Fiscal 2009

The economic downturn that occurred in fiscal 2009 continued throughout most of our fiscal 2010. The U.S. economy, which lost millions of jobs in our fiscal 2009, continued to lose jobs through the first three quarters of our fiscal 2010. These job losses directly affected our business as many of our products and services are dependent on customer employee levels. We were encouraged, though, that the rate of U.S. job loss lessened as we progressed through the first three quarters of fiscal 2010, and U.S. employment levels slightly increased in our fourth fiscal 2010 quarter. As this stabilization occurred in the general U.S. economic environment, our organic growth rate improved. Organic growth by quarter is shown in the table below.

Organic Growth

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

Legal settlements, net of insurance proceeds, of $23.5 million primarily related to a settlement in principle occurring in the first quarter of fiscal 2010 between Cintas and the plaintiffs involved in the litigation, Paul Veliz, et al. v. Cintas Corporation. The pre-tax impact, net of insurance proceeds, was approximately $19.5 million. This settlement is more fully described in Note 12 entitled Litigation and Other Contingencies in "Notes to Consolidated Financial Statements."

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

Cintas' effective tax rate was 37.3% for fiscal 2010 as compared to 37.4% and 36.8% for fiscal 2009 and 2008, respectively (also see Note 7 entitled Income Taxes of "Notes to Consolidated Financial Statements" for more information on income taxes).

Net income for fiscal 2010 of $215.6 million was a 4.7% decrease compared to fiscal 2009, and diluted earnings per share of $1.40 was a 5.4% decrease compared to fiscal 2009. These changes reflect the decrease in operating income and net interest expense described above.

Rental Uniforms and Ancillary Products Operating Segment

As discussed above, Rental Uniforms and Ancillary Products operating segment revenue decreased $185.7 million, or 6.7%, and the cost of rental uniforms and ancillary products decreased $112.7 million, or 7.2%. The operating segment's fiscal 2010 gross margin was 43.6% of revenue compared to 43.3% in fiscal 2009. A fiscal 2009 loss on inventory valuation of $8.4 million negatively affected the fiscal 2009 Rental Uniforms and Ancillary Products operating segment gross margin by 30 basis points. Despite the lower volume, we were able to maintain the same gross margin (excluding the loss on inventory) as a percent of revenue due to lower material cost and due to cost reduction initiatives such as reducing both facility and route capacity resulting in lower depreciation, production labor and other facility related expenses.

Selling and administrative expenses for the Rental Uniforms and Ancillary Products operating segment as a percent of revenue, at 30.6%, increased 270 basis points from 27.9% in fiscal 2009. This increase was due to increased medical expense and an increase in selling labor due to the addition of sales representatives.

The restructuring credit amount of ($2.9) million in fiscal 2010 represents a change in estimate related to restructuring charges taken in fiscal 2009. The change in estimate represents the difference between severance and other exit costs estimated based on information available in fiscal 2009 and severance and other exit costs actually paid in fiscal 2010.

Income before income taxes decreased $34.0 million to $336.5 million for the Rental Uniforms and Ancillary Products operating segment for fiscal 2010 compared to fiscal 2009. This decrease is primarily due to the decrease in revenue described above combined with the increase in selling and administrative expenses.

Uniform Direct Sales Operating Segment

Uniform Direct Sales operating segment revenue decreased $42.0 million, or 9.8%, compared to fiscal 2009. Cost of uniform direct sales decreased $52.3 million, or 16.2%, compared to fiscal 2009. The gross margin as a percent of revenue of 30.1% for fiscal 2010 increased from 24.8% in fiscal 2009. A fiscal 2009 loss on inventory valuation of $16.1 million negatively affected the fiscal 2009 Uniform Direct Sales operating segment gross margin by 370 basis points. Despite the lower volume in fiscal 2010, we were able to improve the gross margin as a percent of revenue due to cost reduction initiatives such as reducing distribution facility labor to adjust to the lower volumes and by sourcing improvements.

Selling and administrative expenses as a percent of revenue, at 19.7%, decreased from 22.9% in fiscal 2009. This decrease is due to cost reduction initiatives to adjust the selling labor to better align with the current volume level.

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

Cost of first aid, safety and fire protection services decreased $27.0 million, or 11.5%, in fiscal 2010, due primarily to decreased First Aid, Safety and Fire Protection Services operating segment volume. Gross margin for the First Aid, Safety and Fire Protection Services operating segment is defined as revenue less cost of goods, warehouse expenses, service expenses and training expenses. The gross margin as a percent of revenue was 38.9% for fiscal 2010 compared to 38.1% in fiscal 2009. A fiscal 2009 loss on inventory valuation of $3.0 million negatively affected the fiscal 2009 First Aid, Safety and Fire Protection Services operating segment gross margin by 80 basis points. Despite the lower volume, we were able to maintain the same gross margin (excluding the loss on inventory) as a percent of revenue due to the elimination of lower margin fire installation business throughout the course of fiscal 2010 and due to cost reduction initiatives resulting in lower labor related expenses.

Selling and administrative expenses decreased by $8.8 million in fiscal 2010 compared to fiscal 2009 primarily due to lower bad debt expense resulting from improved collection efforts. Selling and administrative expenses as a percent of revenue, at 34.9%, increased from 33.6% in fiscal 2009. This increase as a percent of revenue was due to lower volume.

Income before income taxes for the First Aid, Safety and Fire Protection Services operating segment was $13.4 million in fiscal 2010 compared to $15.9 million in fiscal 2009. This decrease was primarily due to the reduced volume in First Aid, Safety and Fire Protection Services operating segment.

Document Management Services Operating Segment

Document Management Services operating segment revenue increased $39.8 million for fiscal 2010, or 18.6%, over fiscal 2009. This operating segment's organic growth for fiscal 2010 was 14.4% over fiscal 2009. The organic growth is primarily due to the sale of destruction services to new customers and an increase in recycled paper revenue. This operating segment derives a portion of its revenue from the sale of shredded paper to paper recyclers. The weighted average price of standard office paper, which accounts for the majority of the recycled paper revenue, increased by 6.4% in fiscal 2010 compared to fiscal 2009. Acquisitions accounted for revenue growth of 3.8%. Fiscal 2010 had one more workday than fiscal 2009, which resulted in an increase in revenue of 0.4%.

Cost of document management services increased $17.7 million, or 16.8%, for fiscal 2010, due to increased Document Management Services operating segment volume. Gross margin for the Document Management Services operating segment is defined as revenue less production and service costs. The gross margin as a percent of revenue was 51.4% for fiscal 2010, an increase from 50.6% in fiscal 2009. This increase from fiscal 2009 is mainly due to the increase in recycled paper prices in fiscal 2010 compared to fiscal 2009.

Selling and administrative expenses as a percent of revenue was 41.8% for fiscal 2010 compared to 41.4% in fiscal 2009. This increase was due to an increase in selling labor due to the addition of sales representatives and increased medical expense.

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

Liquidity and Capital Resources

The following is a summary of our cash flows and cash, cash equivalents and marketable securities as of and for the fiscal years ending May 31:

(In thousands)	2011	2010

Net cash provided by operating activities	$340,886	$565,654
Net cash used in investing activities	$(298,593)	$(207,582)
Net cash used in financing activities	$(20,038)	$(76,509)
Cash and cash equivalents at the end of the period	$438,106	$411,281
Marketable securities at the end of the period	$87,220	$154,806

The cash, cash equivalents and marketable securities as of May 31, 2011, include $160.3 million that is located outside of the United States. We expect to use these amounts to fund our international operations and international expansion activities. The marketable securities at May 31, 2011, consist of Canadian treasury securities. We believe that our investment policy pertaining to marketable securities is conservative. The criterion used in making investment decisions is the preservation of principal, while earning an attractive yield.

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

Net cash provided by operating activities was $340.9 million for fiscal 2011, a decrease of $224.8 million compared to fiscal 2010. Net cash provided by operating activities in fiscal 2010 benefited from lower working capital needs associated with our decreasing sales volumes and the accrual of approximately $28.0 million in legal settlements. As sales volumes have increased in fiscal 2011, our working capital needs increased. Our operating cash flows were negatively impacted by the accounts receivable increase of $49.0 million and the inventories, net and uniforms and other rental items in service increase of $137.0 million, both due to the higher sales volume and a planned increase in inventory in anticipation of a planned enterprise-wide system conversion of the Cintas Global Supply Chain division. The average collection period at May 31, 2011 and 2010 was 42 days.

Net cash used in investing activities includes capital expenditures and cash paid for acquisitions of businesses. Capital expenditures were $182.6 million and $111.1 million for fiscal 2011 and fiscal 2010, respectively. These capital expenditures primarily relate to expansion efforts in Rental Uniforms and Ancillary Products and Document Management Services operating segments and to our enterprise-wide system conversion. Capital expenditures for fiscal 2011 included $108.6 million for the Rental Uniforms and Ancillary Products operating segment and $45.6 million for the Document Management Services operating segment. Capital expenditures increased during fiscal 2011 over fiscal 2010 as economic conditions in the United States and Canada stabilized in 2010, providing better revenue growth opportunities. Cash paid for acquisitions of businesses was $171.6 million and $50.4 million for fiscal 2011 and fiscal 2010, respectively. The acquisitions in fiscal 2011 occurred in our Document Management Services, First Aid, Safety and Fire Protection Services and Rental Uniforms and Ancillary Products operating segments. The cash used for capital expenditures and acquisitions was offset by net proceeds from the redemption of marketable securities.

Net cash used in financing activities was $20.0 million and $76.5 million for fiscal 2011 and 2010, respectively. We completed the May 2, 2005 share buyback program by purchasing 7.7 million shares of Cintas common stock for a total of $202.1 million of Cintas common stock by the end of September 30, 2010. On October 26, 2010, we announced that the Board of Directors authorized an additional $500.0 million share buyback program at market prices. Beginning in April 2011, under this new program, we purchased 7.7 million shares of Cintas common stock for a purchase price of $240.5 million which resulted in a total of $442.5 million of Cintas common stock through May 31, 2011. We completed the October 26, 2010 share buyback program by purchasing an additional 8.1 million shares of Cintas common stock in June and July 2011 for $259.5 million. From the inception of the October 26, 2010 share buyback program through July 29, 2011, Cintas has purchased a total of 15.8 million shares of Cintas common stock at an average price of $31.70 per share for a total purchase price of $500.0 million. For the fiscal year ended May 31, 2011, Cintas purchased approximately 47,000 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were purchased at an average price of $23.88 per share for a total purchase price of approximately $1.1 million.

We paid an annual cash dividend of $71.8 million, or $0.49 per share, in December 2010. On a per share basis, this dividend is an increase of 2.1% over the dividend paid in fiscal 2010. This marks the 28th consecutive year that Cintas has increased its annual dividend, every year since going public in 1983.

As of May 31, 2011, we had $1,275.0 million in fixed rate senior notes outstanding with maturities ranging from 2012 to 2036. On May 18, 2011, Cintas issued $250.0 million of senior notes due 2016 bearing an interest rate of 2.85% and an additional $250.0 million of senior notes due 2021 bearing an interest rate of 4.30%. The interest on both tranches of these senior notes will be paid semi-annually beginning December 1, 2011. The net proceeds generated from the offerings were used to repay our outstanding commercial paper borrowings, purchase shares of Cintas common stock under the October 26, 2010 share buyback program and other general corporate purchases. We also have $225.0 million of 10-year senior notes issued in fiscal 2002 at a rate of 6.0%, $250.0 million of 30-year senior notes issued in fiscal 2007 at a rate of 6.15% and $300.0 million of 10-year senior notes issued in fiscal 2008 at a rate of 6.125%. During fiscal 2010, Cintas initiated a $7.5 million loan with PIDC Regional Center, LP for funding related to a facility being built in Philadelphia. It is a 5-year note with a 2.75% interest rate.

Cintas has a commercial paper program with capacity of $300.0 million that is fully supported by a backup revolving credit facility through a credit agreement with its banking group. This revolving credit facility has an accordion feature that allows for a maximum borrowing capacity of $450.0 million and an expiration date of September 26, 2014. We believe this program will be adequate to provide necessary funding for our future cash requirements. No commercial paper or borrowings on our revolving credit facility were outstanding at May 31, 2011 or 2010.

Cintas has certain covenants related to debt agreements. These covenants limit our ability to incur certain liens, to engage in sale-leaseback transactions and to merge, consolidate or sell all or substantially all of Cintas' assets.

These covenants also require Cintas to maintain certain debt to capitalization and interest coverage ratios. Cross-default provisions exist between certain debt instruments. If a default of a significant covenant were to occur, the default could result in an acceleration of the maturity of the indebtedness, impair liquidity and limit the ability to raise future capital. As of May 31, 2011, Cintas was in compliance with all significant debt covenants.

Our access to the commercial paper and long-term debt markets has historically provided us with sources of liquidity. We do not anticipate having difficulty in obtaining financing from those markets in the future in view of our favorable experiences in the debt markets in the recent past. Our ability to continue to access the commercial paper and long-term debt markets on favorable interest rate and other terms will depend, to a significant degree, on the ratings assigned by the credit rating agencies to our indebtedness. As of May 31, 2011, our ratings were as follows:

Rating Agency	Outlook	Commercial Paper	Long-term Debt

Standard & Poor's	Stable	A-2	BBB+
Moody's Investors Service	Stable	P-1	A2

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

To monitor our credit rating and our capacity for long-term financing, we consider various qualitative and quantitative factors. One such factor is the ratio of our total debt to capitalization. For the purpose of this calculation, debt is defined as the sum of short-term borrowings, long-term debt due within one year, obligations under capital leases due in one year, long-term debt and long-term obligations under capital leases. Total capitalization is defined as debt plus shareholders' equity. At May 31, 2011 and May 31, 2010, the ratio of our total debt to capitalization was 35.8% and 23.7%, respectively. We believe these levels are reasonable and allow for additional funding if the need arises.

Long-Term Contractual Obligations

(In thousands)	Payments Due by Period

	Total	One year or less	Two to three years	Four to five years	After five years

Long-term debt (1)	$1,286,125	$1,335	$233,810	$697	$1,050,283
Operating leases (2)	106,809	29,612	42,716	23,848	10,633
Interest payments (3)	675,357	69,162	110,170	109,679	386,346
Interest swap agreements	—	—	—	—	—
Unconditional purchase obligations	—	—	—	—	—

Total long-term contractual cash obligations	$2,068,291	$100,109	$386,696	$134,224	$1,447,262

Cintas also makes payments to defined contribution plans. The amounts of contributions made to the defined contribution plans are made at the discretion of the Board of Directors of Cintas. Future contributions are expected to increase approximately 3% to 5% annually. Based on that increase, payments due in one year or less would be $22.8 million, two to three years would be $49.1 million and four to five years would be $54.1 million. Payments for years thereafter are expected to continue increasing by approximately 5% each year.

(1)
Long-term debt primarily consists of $1,275.0 million in senior notes. Reference Note 5 entitled Long-Term Debt and Derivatives of "Notes to Consolidated Financial Statements" for a detailed discussion of long-term debt.

(2)
Operating leases consist primarily of building leases.

(3)
Interest payments include interest on both fixed and variable rate debt. Rates have been assumed to increase 50 basis points in fiscal 2012, increase 150 basis points in fiscal 2013, increase 125 basis points in fiscal 2014, increase 100 basis points in both fiscal 2015 and 2016 and increase an additional 50 basis points in each year thereafter.

Other Commitments

(In thousands)	Amount of Commitment Expiration per Period

	Total	One year or less	Two to three years	Four to five years	After five Years

Lines of credit (1)	$299,916	$—	$—	$299,916	$—
Standby letters of credit (2)	82,720	82,720	—	—	—
Guarantees	—	—	—	—	—
Standby repurchase obligations	—	—	—	—	—
Other commercial commitments	—	—	—	—	—

Total other commitments	$382,636	$82,720	$—	$299,916	$—

(1)
Back-up facility for the commercial paper program (reference Note 5 entitled Long-Term Debt and Derivatives of "Notes to Consolidated Financial Statements" for further discussion).

(2)
Support certain outstanding debt (reference Note 5 entitled Long-Term Debt and Derivatives of "Notes to Consolidated Financial Statements"), self-insured workers' compensation and general liability insurance programs.

Inflation and Changing Prices

Changes in wages, benefits and energy costs have the potential to materially impact Cintas' consolidated financial results. Management believes inflation has not had a material impact on Cintas' consolidated financial condition or a negative impact on results of operations.

Litigation and Other Contingencies

Cintas is subject to legal proceedings and claims arising from the ordinary course of its business, including personal injury, customer contract, environmental and employment claims. In the opinion of management, the aggregate liability, if any, with respect to such ordinary course of business actions will not have a material adverse effect on the consolidated financial position or results of operation of Cintas. Cintas is party to additional litigation not considered in the ordinary course of business. Please refer to "Part I, Item 3. Legal Proceedings" and Note 12 entitled Litigation and Other Contingencies of "Part II, Item 8. Notes to Consolidated Financial Statements" for a detailed discussion of certain specific litigation.

Critical Accounting Policies

The preparation of Cintas' consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and judgments that have a significant effect on the amounts reported in the consolidated financial statements and accompanying notes. These critical accounting policies should be read in conjunction with Note 1 entitled Significant Accounting Policies of "Notes to

Consolidated Financial Statements." Significant changes, estimates or assumptions related to any of the following critical accounting policies could possibly have a material impact on the consolidated financial statements.

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

Uniforms and other rental items in service

Uniforms and other rental items in service are valued at cost less amortization, calculated using the straight-line method. Uniforms in service (other than cleanroom and flame resistant clothing) are amortized over their useful life of 18 months. Other rental items including shop towels, mats, cleanroom garments, flame resistant clothing, linens and restroom dispensers are amortized over their useful lives, which range from 8 to 48 months. The amortization rates used are based on industry experience, Cintas' specific experience and wear tests performed by Cintas. These factors are critical to determining the amount of in service inventory that is presented in the consolidated financial statements.

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

Goodwill and impairment

Goodwill, obtained through acquisitions of businesses, is valued at cost less any impairment. Cintas completes an annual impairment test which includes the determination of the estimated fair value of its reporting units. This test includes comparisons to current market values, where available, and discounted cash flow analyses. Significant assumptions include growth rates based on historical trends and margin improvement leveraged from such growth. The methodology used is consistent with prior years. Based on the results of the impairment tests, Cintas has not recognized an impairment of goodwill for the fiscal years ended May 31, 2011, 2010 or 2009.

Service contracts and other assets

Service contracts and other assets, which consist primarily of noncompete and consulting agreements obtained through acquisitions of businesses, are amortized by use of the straight line method over the estimated lives of the agreements, which are generally 5 to 10 years. Certain noncompete agreements, as well as all service contracts, require that a valuation be determined using a discounted cash flow model. The assumptions and judgments used in these models involve estimates of cash flows and discount rates, among other factors. Because of the assumptions used to value these intangible assets, actual results over time could vary from original estimates. Impairment of service contracts and other assets is accomplished through specific identification. No impairment has been recognized by Cintas for the fiscal years ended May 31, 2011, 2010 or 2009.

Stock-based compensation

Compensation expense is recognized for all share-based payments to employees, including stock options, in the consolidated statements of income based on the fair value of the awards that are granted. The fair value of stock options is estimated at the date of grant using the Black-Scholes option-pricing model. Measured compensation cost, net of estimated forfeitures, is recognized on a straight-line basis over the vesting period of the related share-based compensation award. See Note 11 entitled Stock-Based Compensation of "Notes to Consolidated Financial Statements" for further information.

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

A detailed discussion of litigation matters is discussed in Note 12 entitled Litigation and Other Contingencies of "Notes to Consolidated Financial Statements."

Income taxes

Deferred tax assets and liabilities are determined by the differences between the consolidated financial statement carrying amounts and the tax basis of assets and liabilities. See Note 7 entitled Income Taxes of "Notes to Consolidated Financial Statements" for the types of items that give rise to significant deferred income tax assets and liabilities. Deferred income taxes are classified as assets or liabilities based on the classification of the related asset or liability for financial reporting purposes. Deferred income taxes that are not related to an asset or liability for financial reporting are classified according to the expected reversal date. Cintas regularly reviews deferred tax assets for recoverability based upon projected future taxable income and the expected timing of the reversals of existing temporary differences. As a result of this review, Cintas has not established a valuation allowance against the deferred tax assets.

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

Audited Consolidated Financial Statements for the Fiscal Years Ended May 31, 2011, 2010 and 2009

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

With the supervision of our Chief Executive Officer and our Chief Financial Officer, management assessed our internal control over financial reporting as of May 31, 2011. Management based its assessment on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed by our internal audit function.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of May 31, 2011, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.

We reviewed the results of management's assessment with the Audit Committee of our Board of Directors. Additionally, our independent registered public accounting firm, Ernst & Young LLP, independently assessed the effectiveness of Cintas Corporation's internal control over financial reporting. Ernst & Young LLP has issued an attestation report, which is included in this Annual Report on Form 10-K.

/s/ Scott D. Farmer Scott D. Farmer Chief Executive Officer
/s/ William C. Gale William C. Gale Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Cintas Corporation:

We have audited Cintas Corporation's internal control over financial reporting as of May 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cintas Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

In our opinion, Cintas Corporation maintained, in all material respects, effective internal control over financial reporting as of May 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cintas Corporation as of May 31, 2011 and 2010, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended May 31, 2011, of Cintas Corporation, and our report dated July 29, 2011, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Cincinnati, Ohio July 29, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Cintas Corporation:

We have audited the accompanying consolidated balance sheets of Cintas Corporation as of May 31, 2011 and 2010, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended May 31, 2011. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of Cintas Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cintas Corporation at May 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cintas Corporation's internal control over financial reporting as of May 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated July 29, 2011, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Cincinnati, Ohio
July 29, 2011

Consolidated Statements of Income
	Fiscal Years Ended May 31,

(In thousands except per share data)	2011	2010	2009

Revenue:
Rental uniforms and ancillary products	$2,692,248	$2,569,357	$2,755,015
Other services	1,118,136	977,982	1,019,670

	3,810,384	3,547,339	3,774,685
Costs and expenses:
Cost of rental uniforms and ancillary products	1,530,456	1,449,576	1,562,230
Cost of other services	670,641	599,946	661,584
Selling and administrative expenses	1,168,944	1,086,359	1,082,709
Legal settlements, net of insurance proceeds	—	23,529	—
Restructuring (credits) charges	—	(2,880)	10,209
Impairment of long-lived assets	—	—	48,888

Operating income	440,343	390,809	409,065
Interest income	(2,030)	(1,695)	(2,764)
Interest expense	49,704	48,612	50,236

Income before income taxes	392,669	343,892	361,593
Income taxes	145,680	128,272	135,236

Net income	$246,989	$215,620	$226,357

Basic earnings per share	$1.68	$1.40	$1.48

Diluted earnings per share	$1.68	$1.40	$1.48

Dividends declared and paid per share	$0.49	$0.48	$0.47

See accompanying notes.

Consolidated Balance Sheets
	As of May 31,

(In thousands except share data)	2011	2010

Assets
Current assets:
Cash and cash equivalents	$438,106	$411,281
Marketable securities	87,220	154,806
Accounts receivable, principally trade, less allowance of $17,057 and $14,297, respectively	429,131	362,219
Inventories, net	249,658	169,484
Uniforms and other rental items in service	393,826	332,106
Income taxes, current	33,542	15,691
Deferred tax asset	45,813	52,415
Prepaid expenses and other	23,481	22,860

Total current assets	1,700,777	1,520,862
Property and equipment, at cost, net	946,218	894,522
Goodwill	1,487,882	1,356,925
Service contracts, net	102,312	103,445
Other assets, net	114,751	93,982

	$4,351,940	$3,969,736

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$110,279	$71,747
Accrued compensation and related liabilities	79,834	66,924
Accrued liabilities	242,691	244,402
Long-term debt due within one year	1,335	609

Total current liabilities	434,139	383,682
Long-term liabilities:
Long-term debt due after one year	1,284,790	785,444
Deferred income taxes	196,321	150,560
Accrued liabilities	134,041	116,021

Total long-term liabilities	1,615,152	1,052,025
Shareholders' equity:
Preferred stock, no par value:
100,000 shares authorized, none outstanding	—	—
Common stock, no par value:
425,000,000 shares authorized
2011: 173,346,180 shares issued and 137,583,884 shares outstanding
2010: 173,207,493 shares issued and 152,869,848 shares outstanding	135,401	132,058
Paid-in capital	95,732	84,616
Retained earnings	3,255,256	3,080,079
Treasury stock:
2011: 35,762,296 shares
2010: 20,337,645 shares	(1,242,547)	(798,857)
Other accumulated comprehensive income (loss):
Foreign currency translation	70,214	42,870
Unrealized loss on derivatives	(12,326)	(6,997)
Other	919	260

Total shareholders' equity	2,302,649	2,534,029

	$4,351,940	$3,969,736

See accompanying notes.

Consolidated
Statements of Shareholders' Equity

	Common Stock		Paid-In	Retained	Other Accumulated Comprehensive	Treasury Stock		Total Shareholders'
(In thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity

Balance at June 1, 2008	173,083	$129,182	$60,408	$2,784,302	$52,280	(19,392)	$(772,041)	$2,254,131
Net income	—	—	—	226,357	—	—	—	226,357
Equity adjustment for foreign currency translation	—	—	—	—	(27,701)	—	—	(27,701)
Change in fair value of derivatives, net of $94 of tax	—	—	—	—	(159)	—	—	(159)
Amortization of interest rate lock agreements	—	—	—	—	767	—	—	767
Change in fair value of available-for-sale securities, net of $50 of tax	—	—	—	—	112	—	—	112

Comprehensive income, net of tax								199,376
Dividends	—	—	—	(72,207)	—	—	—	(72,207)
Stock-based compensation	—	—	11,953	—	—	—	—	11,953
Stock options exercised, net of shares surrendered	3	—	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	(904)	(25,847)	(25,847)
Other	—	33	3	(33)	—	—	—	3

Balance at May 31, 2009	173,086	129,215	72,364	2,938,419	25,299	(20,296)	(797,888)	2,367,409

Net income	—	—	—	215,620	—	—	—	215,620
Equity adjustment for foreign currency translation	—	—	—	—	9,365	—	—	9,365
Change in fair value of derivatives, net of ($260) of tax benefit	—	—	—	—	443	—	—	443
Amortization of interest rate lock agreements	—	—	—	—	767	—	—	767
Change in fair value of available-for-sale securities, net of ($14) of tax benefit	—	—	—	—	(28)	—	—	(28)

Comprehensive income, net of tax								226,167
Dividends	—	—	—	(73,960)	—	—	—	(73,960)
Stock-based compensation	—	—	15,349	—	—	—	—	15,349
Vesting of stock-based compensation awards	121	2,843	(2,843)	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	(42)	(969)	(969)
Other	—	—	(254)	—	287	—	—	33

Balance at May 31, 2010	173,207	132,058	84,616	3,080,079	36,133	(20,338)	(798,857)	2,534,029

Net income	—	—	—	246,989	—	—	—	246,989
Equity adjustment for foreign currency translation	—	—	—	—	27,344	—	—	27,344
Change in fair value of derivatives, net of $3,813 of tax	—	—	—	—	(6,096)	—	—	(6,096)
Amortization of interest rate lock agreements	—	—	—	—	767	—	—	767
Change in fair value of available-for-sale securities, net of $0 of tax benefit	—	—	—	—	3	—	—	3

Comprehensive income, net of tax								269,007
Dividends	—	—	—	(71,812)	—	—	—	(71,812)
Stock-based compensation	—	—	15,203	—	—	—	—	15,203
Vesting of stock-based compensation awards	139	3,343	(3,343)	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	(15,424)	(443,690)	(443,690)
Other	—	—	(744)	—	656	—	—	(88)

Balance at May 31, 2011	173,346	$135,401	$95,732	$3,255,256	$58,807	(35,762)	$(1,242,547)	$2,302,649

See accompanying notes.

Consolidated Statements of Cash Flows
	Fiscal Years Ended May 31,

(In thousands)	2011	2010	2009

Cash flows from operating activities:
Net income	$246,989	$215,620	$226,357
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	150,886	152,059	157,572
Amortization of deferred charges	42,581	41,082	42,534
Impairment of long-lived assets	—	—	48,888
Stock-based compensation	15,203	15,349	11,953
Deferred income taxes	47,908	13,295	(1,174)
Change in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(48,986)	5,222	71,149
Inventories, net	(78,824)	30,293	35,136
Uniforms and other rental items in service	(58,180)	4,164	29,661
Prepaid expenses	360	3,715	(4,949)
Accounts payable	29,215	8,939	(24,560)
Accrued compensation and related liabilities	12,493	18,393	(2,012)
Accrued liabilities and other	(2,167)	47,528	(28,991)
Income taxes, current	(16,592)	9,995	(38,042)

Net cash provided by operating activities	340,886	565,654	523,522
Cash flows from investing activities:
Capital expenditures	(182,592)	(111,078)	(160,092)
Proceeds from redemption of marketable securities	139,056	34,712	116,433
Purchase of marketable securities and investments	(78,307)	(81,269)	(128,402)
Acquisitions of businesses, net of cash acquired	(171,552)	(50,444)	(30,909)
Other	(5,198)	497	(251)

Net cash used in investing activities	(298,593)	(207,582)	(203,221)
Cash flows from financing activities:
Proceeds from issuance of debt	1,002,281	—	7,500
Repayment of debt	(502,208)	(603)	(164,649)
Dividends paid	(71,812)	(73,960)	(72,207)
Repurchase of common stock	(443,690)	(969)	(25,847)
Other	(4,609)	(977)	855

Net cash used in financing activities	(20,038)	(76,509)	(254,348)
Effect of exchange rate changes on cash and cash equivalents	4,570	(27)	(2,432)

Net increase in cash and cash equivalents	26,825	281,536	63,521
Cash and cash equivalents at beginning of year	411,281	129,745	66,224

Cash and cash equivalents at end of year	$438,106	$411,281	$129,745

See accompanying notes.

Notes to Consolidated Financial Statements

1.  Significant Accounting Policies

Business description.  Cintas Corporation (Cintas) provides highly specialized products and services to businesses of all types primarily throughout North America, as well as Latin America, Europe and Asia. Cintas is North America's leading provider of corporate identity uniforms through rental and sales programs, as well as a significant provider of related business services, including entrance mats, restroom cleaning services and supplies, carpet and tile cleaning services, first aid, safety and fire protection products and services, document management services and branded promotional products. Cintas' products and services are designed to enhance its customers' images and to provide additional safety and protection in the workplace.

Cintas classifies its businesses into four operating segments based on the types of products and services provided. The Rental Uniforms and Ancillary Products operating segment consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items. In addition to these rental items, restroom cleaning services and supplies and carpet and tile cleaning services are also provided within this operating segment. The Uniform Direct Sales operating segment consists of the direct sale of uniforms and related items and branded promotional products. The First Aid, Safety and Fire Protection Services operating segment consists of first aid, safety and fire protection products and services. The Document Management Services operating segment consists of document destruction, document imaging and document retention services.

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

Restructuring charges.  During fiscal 2009, Cintas management initiated certain restructuring activities to eliminate excess capacity and reduce its cost structure. Cintas recorded restructuring charges of $7.9 million in employee termination costs and $2.3 million in other exit costs for a total of $10.2 million. In fiscal 2010, Cintas recorded a change in estimate of ($1.4) million in employee termination costs and ($1.5) million in other exit costs for a total restructuring credit of ($2.9) million.

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

Inventories.  Inventories are valued at the lower of cost (first-in, first-out) or market. Inventory is comprised of the following amounts:

(In thousands)	2011	2010

Raw materials	$16,900	$13,058
Work in process	18,907	11,522
Finished goods	213,851	144,904

	$249,658	$169,484

Inventories are recorded net of reserves for obsolete inventory of $30.7 million and $32.5 million as of May 31, 2011 and 2010, respectively.

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

Long-lived assets.  When events or circumstances indicate that the carrying amount of long-lived assets may not be recoverable, the estimated undiscounted future cash flows are compared to the carrying amount of the assets. If the estimated undiscounted future cash flows are less than the carrying amount of the assets, an impairment loss is recorded based on the excess of the carrying amount of the assets over their respective fair values. Fair value is generally determined by discounted cash flows or based on prices of similar assets, as appropriate. Long-lived assets that are held for sale are reported at the lower of the carrying amount or the estimated fair value, less estimated costs to sell.

The fiscal 2009 charge of $48.9 million in long-lived asset impairment costs included $25.8 million in land and buildings of which $10.9 million related to assets held for sale, $18.2 million in equipment and $4.8 million in long-lived other assets. The fair value was determined primarily by using market quoted prices and other prices quoted for similar assets and discounted cash flow models.

Goodwill.  Goodwill is separately disclosed from other intangible assets on the consolidated balance sheet and not amortized. Cintas completes an annual goodwill impairment test which includes the determination of the estimated fair value of its reporting units. The methodology used is consistent with prior years. Based on the results of the annual impairment test, Cintas was not required to recognize an impairment of goodwill for the fiscal years ended May 31, 2011, 2010 or 2009. Cintas will continue to perform future impairment tests as of March 1 in future years and when indicators of impairment are noted.

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

Accrued liabilities.  Current accrued liabilities are recorded when it is probable that a liability has occurred and the amount of the liability can be reasonably estimated. Current accrued liabilities include the following amounts:

(In thousands)	2011	2010

General insurance liabilities	$58,892	$50,480
Employee benefit related liabilities	48,827	47,754
Legal settlements	1,195	30,448
Taxes and related liabilities	18,886	22,403
Accrued interest	21,224	20,762
Other	93,667	72,555

	$242,691	$244,402

Long-term accrued liabilities consists primarily of reserves associated with unrecognized tax benefits, which are described in more detail in Note 7 entitled Income Taxes, and retirement obligations.

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

In order to meet the requirements of ASC 820, Cintas utilizes two basic valuation approaches to determine the fair value of its assets and liabilities required to be recorded on a recurring basis at fair value. The first approach is the cost approach. The cost approach is generally the value a market participant would expect to replace the respective asset or liability. The second approach is the market approach. The market approach looks at what a market participant would consider valuing an exact or similar asset or liability to that of Cintas, including those traded on exchanges.

All financial instruments that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the consolidated balance sheet date. These financial instruments measured at fair value on a recurring basis are summarized below:

(In thousands)	As of May 31, 2011

	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$438,106	$—	$—	$438,106
Marketable securities:
Canadian treasury securities	61,142	26,078	—	87,220

Total assets at fair value	$499,248	$26,078	$—	$525,326

Current accrued liabilities	$—	$869	$—	$869

Total liabilities at fair value	$—	$869	$—	$869

(In thousands)	As of May 31, 2010

	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$411,281	$—	$—	$411,281
Marketable securities:
U.S. municipal bonds	—	21,954	—	21,954
Canadian treasury securities	97,791	35,061	—	132,852
Accounts receivable, net	—	450	—	450

Total assets at fair value	$509,072	$57,465	$—	$566,537

Current accrued liabilities	$—	$64	$—	$64

Total liabilities at fair value	$—	$64	$—	$64

Cintas' cash and cash equivalents and marketable securities are generally classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. The types of financial instruments based on quoted market prices in active markets include most bank deposits, money market securities and certain Canadian treasury securities. Such instruments are generally classified within Level 1 of the fair value hierarchy. Cintas does not adjust the quoted market price for such financial instruments.

The types of financial instruments valued based on quoted market prices in markets that are not active, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency include certain Canadian treasury securities (primarily agency debt obligations) and U.S. municipal bonds. The primary inputs to value Cintas' marketable securities is the respective instruments future cash flows based on its stated yield and the amount a market participant would pay for a similar instrument. The valuation technique used for Cintas' marketable securities classified within Level 2 of the fair market value hierarchy is primarily the market approach. Primarily all of Cintas' marketable securities are actively traded and the recorded fair value reflects current market conditions. However, due to the inherent volatility in the investment market, there is at least a possibility that recorded investment values may change in the near term.

The funds invested in Canadian marketable securities are not expected to be repatriated, but instead are expected to be invested indefinitely in foreign subsidiaries. Interest, realized gains and losses and declines in value determined to be other than temporary on available-for-sale securities are included in interest income or expense.

The cost of the securities sold is based on the specific identification method. The amortized cost basis of the marketable securities as of May 31, 2011 and 2010 is $87.3 million and $154.9 million, respectively. Purchases of marketable securities were $62.7 million, $64.4 million and $122.7 million for the fiscal years ended May 31, 2011, 2010 and 2009, respectively. All contractual maturities are due within one year.

Accounts receivable, net and current accrued liabilities include foreign currency average rate options and forward contracts. The fair value of Cintas' foreign currency average rate options and forward contracts are based on similar exchange traded derivatives (market approach) and are, therefore, included within Level 2 of the fair value hierarchy.

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

Cintas' non-financial assets and liabilities not permitted or required to be measured at fair value on a recurring basis primarily relate to assets and liabilities acquired in a business acquisition. Cintas is required to provide additional disclosures about fair value measurements as part of the consolidated financial statements for each major category of assets and liabilities measured at fair value on a non-recurring basis (including business acquisitions). Based on the nature of Cintas' business acquisitions, which occur regularly throughout the fiscal year, the majority of the assets acquired and liabilities assumed consist of working capital, primarily valued using Level 2 inputs, property and equipment, also primarily valued using Level 2 inputs and goodwill and other identified intangible assets valued using Level 3 inputs. In general, non-recurring fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities, which generally are not applicable to non-financial assets and liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as definitive sales agreements, appraisals or established market values of comparable assets. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability and include situations where there is little, if any, market activity for the asset or liability, such as internal estimates of future cash flows.

3.  Property and Equipment

(In thousands)	2011	2010

Land	$103,838	$101,374
Buildings and improvements	484,254	471,592
Equipment	1,334,943	1,178,181
Leasehold improvements	21,763	17,176
Construction in progress	97,598	88,769

	2,042,396	1,857,092
Less: accumulated depreciation	1,096,178	962,570

	$946,218	$894,522

Interest expense is net of capitalized interest of $2.2 million, $2.2 million and $2.3 million for the fiscal years ended May 31, 2011, 2010 and 2009, respectively.

4.  Goodwill, Service Contracts and Other Assets

Changes in the carrying amount of goodwill and service contracts for the fiscal years ended May 31, 2011 and 2010, by operating segment, are as follows:

Goodwill (in thousands)	Rental Uniforms & Ancillary Products	Uniform Direct Sales	First Aid, Safety & Fire Protection	Document Management	Total

Balance as of June 1, 2009	$861,879	$23,891	$166,872	$278,746	$1,331,388
Goodwill (adj.) acquired	(1,401)	—	15,095	12,528	26,222
Foreign currency translation	639	37	—	(1,361)	(685)

Balance as of May 31, 2010	$861,117	$23,928	$181,967	$289,913	$1,356,925
Goodwill acquired	80,699	—	10,977	33,196	124,872
Foreign currency translation	1,361	67	—	4,657	6,085

Balance as of May 31, 2011	$943,177	$23,995	$192,944	$327,766	$1,487,882

Service Contracts (in thousands)	Rental Uniforms & Ancillary Products	Uniform Direct Sales	First Aid, Safety & Fire Protection	Document Management	Total

Balance as of June 1, 2009	$65,897	$—	$36,042	$22,391	$124,330
Service contracts acquired	—	—	5,897	4,500	10,397
Service contracts amortization	(18,081)	—	(6,340)	(7,545)	(31,966)
Foreign currency translation	895	—	—	(211)	684

Balance as of May 31, 2010	$48,711	$—	$35,599	$19,135	$103,445
Service contracts acquired	13,090	—	7,498	10,288	30,876
Service contracts amortization	(19,081)	—	(7,219)	(8,200)	(34,500)
Foreign currency translation	1,908	—	—	583	2,491

Balance as of May 31, 2011	$44,628	$—	$35,878	$21,806	$102,312

Information regarding Cintas' service contracts and other assets is as follows:

	As of May 31, 2011

(In thousands)	Carrying Amount	Accumulated Amortization	Net

Service contracts	$379,967	$277,655	$102,312

Noncompete and consulting agreements	$76,091	$63,982	$12,109
Investments (1)	84,197	—	84,197
Other	23,135	4,690	18,445

Total	$183,423	$68,672	$114,751

	As of May 31, 2010

(In thousands)	Carrying Amount	Accumulated Amortization	Net

Service contracts	$346,569	$243,124	$103,445

Noncompete and consulting agreements	$68,435	$53,425	$15,010
Investments (1)	68,616	—	68,616
Other	14,598	4,242	10,356

Total	$151,649	$57,667	$93,982

(1)
Investments at May 31, 2011, include the cash surrender value of insurance policies of $51.1 million, equity method investments of $30.2 million and cost method investments of $2.9 million. Investments at May 31, 2010, include the cash surrender value of insurance policies of $34.3 million, equity method investments of $30.0 million and cost method investments of $4.3 million.

Amortization expense was $42.6 million, $41.1 million and $42.5 million for the fiscal years ended May 31, 2011, 2010 and 2009, respectively. Estimated amortization expense, excluding any future acquisitions, for each of the next five years is $36.9 million, $20.1 million, $16.8 million, $14.1 million and $8.9 million, respectively.

Investments recorded using the cost method are evaluated for impairment on an annual basis or when indicators of impairment are identified. For fiscal 2011 and 2010, no losses due to impairment were recorded.

5.  Long-Term Debt and Derivatives

(In thousands)	2011	2010

Unsecured term notes due through 2036 at an average rate of 5.10%	$1,286,125	$786,053
Less: amounts due within one year	1,335	609

	$1,284,790	$785,444

Letters of credit outstanding were $82.7 million and $95.9 million at May 31, 2011 and 2010, respectively. Maturities of long-term debt during each of the next five years are $1.3 million, $225.6 million, $8.2 million, $0.5 million and $0.2 million, respectively.

Interest paid was $49.2 million, $48.6 million and $49.9 million for the fiscal years ended May 31, 2011, 2010 and 2009, respectively.

Cintas has a commercial paper program with a capacity of $300.0 million that is fully supported by a backup revolving credit facility through a credit agreement with its banking group. The revolving credit facility has an accordion feature that allows for a maximum borrowing capacity of $450.0 million and an expiration date of September 26, 2014. No commercial paper or borrowings on our revolving credit facility were outstanding at May 31, 2011 or 2010.

On May 18, 2011, Cintas issued $250.0 million of senior notes due 2016 bearing an interest rate of 2.85% and an additional $250.0 million of senior notes due 2021 bearing an interest rate of 4.30%. The interest on both tranches of these senior notes will be paid semi-annually beginning December 1, 2011. The net proceeds generated from the offerings were used to repay our outstanding commercial paper borrowings, purchase shares of Cintas common stock under the October 26, 2010 share buyback program and other general corporate purchases.

Cintas used interest rate lock agreements to hedge against movements in the treasury rates at the time Cintas issued its senior notes in fiscal 2002, 2007 and 2008. The amortization of the cash flow hedges resulted in a credit to other comprehensive income of $0.8 million for each of the fiscal years ended May 31, 2011, 2010 and 2009. Cintas also entered into an interest rate lock agreement to hedge against the movement in the treasury rate at the time Cintas issued its senior notes in fiscal 2011, as discussed above. This interest rate lock agreement will begin amortization in fiscal 2012 based on the timing of the fiscal 2011 offering.

To hedge the exposure of movements in the foreign currency rates, Cintas uses foreign currency hedges. These hedges reduce the impact on cash flows from movements in the foreign currency exchange rates. Examples of foreign currency hedge instruments that Cintas may use are average rate options and forward contracts. Cintas did not have average rate options included in accounts receivable at May 31, 2011, and had $0.5 million of average rate options included in accounts receivable at May 31, 2010. Cintas also had average rate options and forward contracts included in current accrued liabilities of $0.9 million and less than $0.1 million at May 31, 2011 and 2010, respectively. These instruments increased foreign currency exchange loss by $0.3 million and $0.5 million during fiscal 2011 and 2010, respectively.

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

The minimum rental payments under noncancelable lease arrangements for each of the next five years and thereafter are $29.6 million, $24.0 million, $18.7 million, $14.0 million, $9.9 million and $10.6 million, respectively.

Rent expense under operating leases during the fiscal years ended May 31, 2011, 2010 and 2009, was $45.7 million, $38.0 million and $37.9 million, respectively.

7.  Income Taxes

(In thousands)	2011	2010	2009

Income before income taxes consist of the following components:
U.S. operations	$377,922	$315,717	$332,863
Foreign operations	14,747	28,175	28,730

	$392,669	$343,892	$361,593

(In thousands)	2011	2010	2009

Income taxes consist of the following components:
Current:
Federal	$70,811	$106,389	$135,909
State and local	15,063	12,909	18,962

	85,874	119,298	154,871
Deferred	59,806	8,974	(19,635)

	$145,680	$128,272	$135,236

(In thousands)	2011	2010	2009

Reconciliation of income tax expense using the statutory rate and actual income tax expense is as follows:
Income taxes at the U.S. federal statutory rate	$137,434	$120,362	$126,558
State and local income taxes, net of federal benefit	11,984	8,631	9,062
Other	(3,738)	(721)	(384)

	$145,680	$128,272	$135,236

The components of deferred income taxes included on the consolidated balance sheets are as follows:

(In thousands)	2011	2010

Deferred tax assets:
Allowance for doubtful accounts	$5,630	$4,890
Inventory obsolescence	11,204	12,381
Insurance and contingencies	19,121	16,148
Stock-based compensation	12,585	9,954
Other	15,065	20,622

	63,605	63,995
Deferred tax liabilities:
In service inventory	10,108	8,416
Property	118,413	81,634
Intangibles	77,910	65,868
State taxes and other	7,682	6,222

	214,113	162,140

Net deferred tax liability	$150,508	$98,145

Income taxes paid were $105.8 million, $103.8 million and $187.2 million for the fiscal years ended May 31, 2011, 2010 and 2009, respectively.

Undistributed earnings of foreign subsidiaries were approximately $222.0 million, $198.3 million and $181.6 million for the fiscal years ended May 31, 2011, 2010 and 2009, respectively, for which deferred taxes have not been provided. Such earnings are considered indefinitely invested in the foreign subsidiaries. If such earnings were repatriated, additional tax expense may result.

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

As of May 31, 2011 and 2010, there was $18.8 million and $27.8 million, respectively, in total unrecognized tax benefits, which, if recognized, would favorably impact Cintas' effective tax rate. Cintas recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense in the consolidated statements of income, which is consistent with the recognition of these items in prior reporting periods. The total amount accrued for interest and penalties as of May 31, 2011 and 2010, was $9.1 million and $15.7 million, respectively. Cintas records this tax liability as current and long-term accrued liabilities on the consolidated balance sheets, as appropriate.

In the normal course of business, Cintas provides for uncertain tax positions and the related interest, and adjusts its unrecognized tax benefits and accrued interest accordingly. Unrecognized tax benefits related to continuing operations increased by $6.4 million in fiscal 2011, increased by $0.9 million in fiscal 2010 and decreased by $18.7 million in fiscal 2009. Accrued interest decreased by $6.6 million in fiscal 2011, decreased by less than $0.1 million in fiscal 2010 and decreased by $0.6 million in fiscal 2009.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)

Balance at June 1, 2009	$95,165
Additions based on tax positions related to the current year	1,528
Additions for tax positions of prior years	3,760
Settlements	(605)
Statute expirations	(3,991)

Balance at May 31, 2010	$95,857
Additions for tax positions of prior years	10,529
Settlements	(2,194)
Statute expirations	(1,093)

Balance at May 31, 2011	$103,099

The majority of Cintas' operations are in North America. Cintas is required to file federal income tax returns, as well as state income tax returns in a majority of the domestic states and also in certain Canadian provinces. At times, Cintas is subject to audits in these jurisdictions. The audits, by nature, are sometimes complex and can require several years to resolve. The final resolution of any such tax audit could result in either a reduction in Cintas' accruals or an increase in its income tax provision, either of which could have an impact on the consolidated results of operation in any given period.

All U.S. federal income tax returns are closed to audit through fiscal 2008. Cintas is currently in advanced stages of various audits in certain foreign jurisdictions and certain domestic states. The years under audit cover fiscal years back to 2004. Based on the resolution of the various audits and other potential regulatory developments, it is reasonably possible that the balance of unrecognized tax benefits could decrease by approximately $12.8 million for the fiscal year ended May 31, 2012.

8.  Acquisitions

The purchase price paid for each acquisition has been allocated to the fair value of the assets acquired and liabilities assumed. During fiscal 2011, Cintas acquired four Uniform Rental and Ancillary Products operating segment businesses, eleven First Aid, Safety and Fire Protection Services operating segment businesses and twelve Document Management Services operating segment businesses. During fiscal 2010, Cintas acquired three First Aid, Safety and Fire Protection Services operating segment businesses and four Document Management Services operating segment businesses. The following summarizes the aggregate purchase price for all businesses acquired:

(In thousands)	2011	2010

Fair value of tangible assets acquired	$37,403	$23,006
Fair value of goodwill acquired	125,562	26,978
Fair value of service contracts acquired	28,449	9,018
Fair value of other intangibles acquired	6,937	3,828

Total fair value of assets acquired	198,351	62,830
Fair value of liabilities assumed and incurred	24,729	11,870

Total cash paid for acquisitions	$173,622	$50,960

The results of operation for the acquired businesses are included in the consolidated statements of income from the dates of acquisition. The pro forma revenue, net income and earnings per share information relating to acquired businesses are not presented because they are not significant to Cintas.

9.  Defined Contribution Plans

Cintas' Partners' Plan (the Plan) is a non-contributory profit sharing plan and Employee Stock Ownership Plan (ESOP) for the benefit of substantially all U.S. Cintas employees who have completed one year of service. The Plan also includes a 401(k) savings feature covering substantially all U.S. employees. The amounts of contributions to the Plan and ESOP, as well as the matching contribution to the 401(k), are made at the discretion of Cintas. Total contributions, including Cintas' matching contributions, which approximate cost, were $21.1 million, $19.8 million and $23.4 million for the fiscal years ended May 31, 2011, 2010 and 2009, respectively.

Cintas has a non-contributory deferred profit sharing plan (DPSP), which covers substantially all Canadian employees. In addition, a registered retirement savings plan (RRSP) is offered to those employees. The amounts of contributions to the DPSP, as well as the matching contribution to the RRSP, are made at the discretion of Cintas. Total contributions, which approximate cost, were $1.0 million, $0.9 million and $1.1 million for the fiscal years ended May 31, 2011, 2010 and 2009, respectively.

Cintas has a supplemental executive retirement plan (SERP) subject to Section 409A of the Internal Revenue Code for the benefit of certain highly compensated Cintas employees. The SERP allows participants to defer the receipt of compensation which would otherwise become payable to them. Matching contributions are made at the discretion of Cintas. Total matching contributions were $6.1 million, $5.0 million and $5.5 million for the fiscal years ended May 31, 2011, 2010 and 2009, respectively.

10.  Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Cintas' common shares:

(In thousands except per share data)	2011	2010	2009

Basic and Diluted Earnings per Share
Net income	$246,989	$215,620	$226,357
Less dividends to:
Common shares	$71,197	$73,377	$71,811
Unvested shares	615	583	396

Total dividends	$71,812	$73,960	$72,207
Undistributed net income	$175,177	$141,660	$154,150
Less: net income allocated to participating unvested securities	1,097	661	427

Net income available to common shareholders	$174,080	$140,999	$153,723

Basic weighted average common shares outstanding	146,586	152,858	152,942

Effect of dilutive securities — employee stock options	—	—	—
Diluted weighted average common shares outstanding	146,586	152,858	152,942

Basic and diluted earnings per share:
Common shares — distributed earnings	$0.49	$0.48	$0.47
Common shares — undistributed earnings	1.19	0.92	1.01

Total common shares	$1.68	$1.40	$1.48

Unvested shares — distributed earnings	$0.49	$0.48	$0.47
Unvested shares — undistributed earnings	1.19	0.92	1.01

Total unvested shares	$1.68	$1.40	$1.48

For the fiscal years ended May 31, 2011, 2010 and 2009, 3.9 million, 4.5 million and 5.5 million options granted to purchase shares of Cintas common stock, respectively, were excluded from the computation of diluted earnings per share. The exercise prices of these options were greater than the average market price of the common shares (anti-dilutive).

We completed the May 2, 2005 share buyback program by purchasing 7.7 million shares of Cintas common stock for a total purchase of $202.1 million of Cintas common stock by the end of September 30, 2010. On October 26, 2010, we announced that the Board of Directors authorized an additional $500.0 million share buyback program at market prices. Beginning in April 2011, under this new program, we purchased 7.7 million shares of Cintas common stock for a purchase price of $240.5 million, which resulted in a total purchase of $442.5 million of Cintas common stock through May 31, 2011. We completed the October 26, 2010 share buyback program by purchasing an additional 8.1 million shares of Cintas common stock in June and July 2011 for $259.5 million. From the inception of the October 26, 2010 share buyback program through July 29, 2011, Cintas has purchased a total of 15.8 million shares of Cintas common stock at an average price of $31.70 per share for a total purchase price of $500.0 million.

11.  Stock-Based Compensation

Under the 2005 Equity Compensation Plan adopted by Cintas in fiscal 2006, Cintas may grant officers and key employees equity compensation in the form of stock options, stock appreciation rights, restricted and unrestricted stock awards, performance awards and other stock unit awards up to an aggregate of 14,000,000 shares of Cintas' common stock. At May 31, 2011, 9,713,983 shares of common stock are reserved for future issuance under the 2005 Equity Compensation Plan. The compensation cost was $15.2 million, $15.3 million and $12.0 million for the fiscal years ended May 31, 2011, 2010 and 2009, respectively. The total income tax benefit recognized in the consolidated income statement for share-based compensation arrangements was $4.5 million, $3.9 million and $2.8 million for the fiscal years ended May 31, 2011, 2010 and 2009, respectively.

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

The fair value of these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	2011	2010	2009

Risk-free interest rate	2.5%	3.9%	4.5%
Dividend yield	1.5%	1.3%	1.0%
Expected volatility of Cintas' common stock	30.0%	30.0%	30.0%
Expected life of the option in years	7.5	7.5	7.5

The risk-free interest rate is based on U.S. government issues with a remaining term equal to the expected life of the stock options. The determination of expected volatility is based on historical volatility of Cintas' common stock over the period commensurate with the expected term of stock options, as well as other relevant factors. The weighted average expected term was determined based on the historical employee exercise behavior of the options. The weighted-average fair value of stock options granted during fiscal 2011, 2010 and 2009 was $8.01, $8.23 and $10.02, respectively.

The information presented in the following table relates primarily to stock options granted and outstanding under either the 2005 Equity Compensation Plan or under previously adopted plans:

	Shares	Weighted Average Exercise Price

Outstanding, May 31, 2008 (2,041,837 shares exercisable)	6,648,768	$39.85
Granted	539,039	23.62
Canceled	(828,383)	36.47
Exercised	—	—

Outstanding, May 31, 2009 (1,914,710 shares exercisable)	6,359,424	38.91
Granted	1,070,798	28.52
Canceled	(963,016)	35.98
Exercised	—	—

Outstanding, May 31, 2010 (1,838,530 shares exercisable)	6,467,206	37.63
Granted	2,030,764	25.70
Canceled	(833,267)	38.76
Exercised	—	—

Outstanding, May 31, 2011 (1,945,207 shares exercisable)	7,664,703	$34.34

The fair value of stock options vested was $9.0 million, $6.8 million and $3.5 million for the fiscal years ended May 31, 2011, 2010 and 2009, respectively.

The following table summarizes the information related to stock options outstanding at May 31, 2011:

		Outstanding Options		Exercisable Options

Range of Exercise Prices	Number Outstanding	Average Remaining Option Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 20.29 – $ 25.88	2,912,715	9.56	$25.33	10,564	$22.66
26.00 – 39.29	1,916,197	5.04	33.48	517,564	37.55
39.43 – 42.06	1,617,358	3.20	41.49	778,370	41.77
42.30 – 51.40	1,218,433	2.86	45.29	638,709	46.25

$ 20.29 – $ 51.40	7,664,703	6.02	$34.34	1,945,207	$42.02

At May 31, 2011, the aggregate intrinsic value of stock options outstanding and exercisable was $12.2 million and $0.1 million, respectively.

The weighted-average remaining contractual term of stock options exercisable is 2.1 years.

Restricted Stock Awards

Restricted stock awards consist of Cintas' common stock that is subject to such conditions, restrictions and limitations as the Compensation Committee of the Board of Directors determines to be appropriate. The vesting period is generally three years after the grant date. The recipient of restricted stock awards will have all rights of a shareholder of Cintas, including the right to vote and the right to receive cash dividends, during the vesting period.

The information presented in the following table relates to restricted stock awards granted and outstanding under the plan adopted in fiscal 2006:

	Shares	Weighted Average Grant Price

Outstanding, unvested grants at May 31, 2008	533,631	$34.01
Granted	502,821	26.66
Canceled	(52,583)	32.99
Vested	(2,500)	36.08

Outstanding, unvested grants at May 31, 2009	981,369	30.29
Granted	597,514	24.63
Canceled	(53,278)	27.85
Vested	(118,254)	36.57

Outstanding, unvested grants at May 31, 2010	1,407,351	27.45
Granted	712,721	31.59
Canceled	(66,754)	25.54
Vested	(135,936)	39.26

Outstanding, unvested grants at May 31, 2011	1,917,382	$28.22

The remaining unrecognized compensation cost related to unvested stock options and restricted stock at May 31, 2011, was $51.8 million and the weighted-average period of time over which this cost will be recognized is 3.0 years.

12.  Litigation and Other Contingencies

Cintas is subject to legal proceedings, insurance receipts, legal settlements and claims arising from the ordinary course of its business, including personal injury, customer contract, environmental and employment claims. In the opinion of management, the aggregate liability, if any, with respect to such ordinary course of business actions will not have a material adverse effect on the consolidated financial position or consolidated results of operation of Cintas. Cintas is party to additional litigation not considered in the ordinary course of business, including the litigation discussed below.

Cintas is a defendant in a purported class action lawsuit, Mirna E. Serrano, et al. v. Cintas Corporation (Serrano), filed on May 10, 2004, and pending in the United States District Court, Eastern District of Michigan, Southern Division. The Serrano plaintiffs alleged that Cintas discriminated against women in hiring into various service sales representative positions across all divisions of Cintas. On November 15, 2005, the Equal Employment Opportunity Commission (EEOC) intervened in the Serrano lawsuit. The Serrano plaintiffs seek injunctive relief, compensatory damages, punitive damages, attorneys' fees and other remedies. On October 27, 2008, the United States District Court in the Eastern District of Michigan granted summary judgment in favor of Cintas limiting the scope of the putative class in the Serrano lawsuit to female applicants for service sales representative positions at Cintas locations within the state of Michigan. Consequently, all claims brought by female applicants for service sales representative positions outside of the state of Michigan were dismissed. Similarly, any claims brought by the EEOC on behalf of similarly situated female applicants outside of the state of Michigan have also been dismissed from the Serrano lawsuit. Cintas is a defendant in another purported class action lawsuit, Blanca Nelly Avalos, et al. v. Cintas Corporation (Avalos), which was filed in the United States District Court, Eastern District of Michigan, Southern

Division. The Avalos plaintiffs alleged that Cintas discriminated against women, African-Americans and Hispanics in hiring into various service sales representative positions in Cintas' Rental division only throughout the United States. The Avalos plaintiffs sought injunctive relief, compensatory damages, punitive damages, attorneys' fees and other remedies. The claims in Avalos originally were brought in the lawsuit captioned Robert Ramirez, et al. v. Cintas Corporation (Ramirez), filed on January 20, 2004, in the United States District Court, Northern District of California, San Francisco Division. On May 11, 2006, the Ramirez and Avalos African-American, Hispanic and female failure to hire into service sales representative positions claims and the EEOC's intervention were consolidated for pretrial purposes with the Serrano case and transferred to the United States District Court for the Eastern District of Michigan, Southern Division. The consolidated case was known as Mirna E. Serrano/Blanca Nelly Avalos, et al. v. Cintas Corporation (Serrano/Avalos). On March 31, 2009, the United States District Court, Eastern District of Michigan, Southern Division entered an order denying class certification to all plaintiffs in the Serrano/Avalos lawsuits. Following denial of class certification, the Court permitted the individual Avalos and Serrano plaintiffs to proceed separately. In the Avalos case, the Court dismissed the remaining claims of the individual plaintiffs who remained in that case after the denial of class certification. On May 11, 2010, Plaintiff Tanesha Davis, on behalf of all similarly situated plaintiffs in the Avalos case, filed a notice of appeal of the District Court's summary judgment order in the United States Court of Appeals for the Sixth Circuit. The Appellate Court has made no determination regarding the merits of Davis' appeal. In September 2010, the Court in Serrano dismissed all private individual claims and all claims of the EEOC and the 13 individuals it claimed to represent. The EEOC has appealed the District Court's summary judgment decisions and various other rulings to the United States Court of Appeals for the Sixth Circuit. The Court of Appeals has not yet ruled on the EEOC's appeal.

The litigation discussed above, if decided or settled adversely to Cintas, may, individually or in the aggregate, result in liability material to Cintas' consolidated financial condition or consolidated results of operation and could increase costs of operations on an ongoing basis. Any estimated liability relating to these proceedings is not determinable at this time. Cintas may enter into discussions regarding settlement of these and other lawsuits, and may enter into settlement agreements if it believes such settlement is in the best interest of Cintas' shareholders.

Cintas is a defendant in a purported class action lawsuit, Paul Veliz, et al. v. Cintas Corporation (Veliz), filed on March 19, 2003, in the United States District Court, Northern District of California, Oakland Division, alleging that Cintas violated certain federal and state wage and hour laws applicable to its service sales representatives, whom Cintas considers exempt employees, and asserting additional related ERISA claims. On April 5, 2004 and February 14, 2006, the Court stayed the claims of all plaintiffs with valid arbitration agreements pending arbitration of those claims. Claims made in the Veliz action, therefore, are pending before the United States District Court, Northern District of California and Judge Bruce Meyerson (Ret.), an Arbitrator selected by the parties. On August 5, 2009, the parties in the Veliz action reached a settlement in principle. That settlement was granted preliminary approval by the District Court. The pre-tax impact, net of insurance proceeds, was $19.5 million in fiscal 2010. Pursuant to the settlement agreement, Cintas paid $22.8 million on December 17, 2010. On June 3, 2011, the Court granted final approval of the settlement. According to the terms of the settlement agreement, Cintas will pay the remaining settlement funds to satisfy the future income tax liabilities of the class members as they receive their respective shares of the settlement funds. The balance of the settlement funds will be used to pay the fees and expenses of the settlement administrator.

During the second quarter of fiscal 2010, Cintas had legal settlements that totaled $4.0 million, net of insurance proceeds. None of these settlements were significant individually. These settlements included litigation related to multiple subjects including employment practices and insurance coverage.

13.  Operating Segment Information

Cintas classifies its businesses into four operating segments based on the types of products and services provided. The Rental Uniforms and Ancillary Products operating segment consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items. In addition to these rental items, restroom cleaning services and supplies and carpet and tile cleaning services are also provided within this operating segment. The Uniform Direct Sales operating segment consists of the direct sale of uniforms and related items and branded promotional products. The First Aid, Safety and Fire Protection Services operating segment consists of first aid, safety and fire protection products and services. The Document Management Services operating segment consists of document destruction, document imaging and document retention services.

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

(In thousands)	Rental Uniforms & Ancillary Products	Uniform Direct Sales	First Aid, Safety & Fire Protection	Document Management	Corporate	Total

May 31, 2011
Revenue	$2,692,248	$419,222	$377,663	$321,251	$—	$3,810,384

Gross margin	$1,161,792	$126,475	$156,060	$164,960	$—	$1,609,287
Selling and admin. expenses	822,230	78,220	134,604	133,890	—	1,168,944
Interest income	—	—	—	—	(2,030)	(2,030)
Interest expense	—	—	—	—	49,704	49,704

Income before income taxes	$339,562	$48,255	$21,456	$31,070	$(47,674)	$392,669

Depreciation and amortization	$122,767	$6,720	$18,599	$45,381	$—	$193,467

Capital expenditures	$108,557	$5,223	$23,215	$45,597	$—	$182,592

Total assets	$2,544,178	$331,192	$355,332	$595,912	$525,326	$4,351,940

May 31, 2010
Revenue	$2,569,357	$386,370	$338,651	$252,961	$—	$3,547,339

Gross margin	$1,119,781	$116,336	$131,726	$129,974	$—	$1,497,817
Selling and admin. expenses	786,145	76,232	118,284	105,698	—	1,086,359
Legal settlements, net of insurance proceeds	—	—	—	—	23,529	23,529
Restructuring credits	(2,880)	—	—	—	—	(2,880)
Interest income	—	—	—	—	(1,695)	(1,695)
Interest expense	—	—	—	—	48,612	48,612

Income before income taxes	$336,516	$40,104	$13,442	$24,276	$(70,446)	$343,892

Depreciation and amortization	$131,714	$7,582	$16,178	$37,667	$—	$193,141

Capital expenditures	$68,224	$6,791	$8,155	$27,908	$—	$111,078

Total assets	$2,375,208	$198,955	$329,569	$499,917	$566,087	$3,969,736

May 31, 2009
Revenue	$2,755,015	$428,369	$378,097	$213,204	$—	$3,774,685

Gross margin	$1,192,785	$106,033	$144,180	$107,873	$—	$1,550,871
Selling and admin. expenses	769,275	98,131	127,126	88,177	—	1,082,709
Restructuring charges	8,782	547	564	316	—	10,209
Impairment of long-lived assets	44,204	4,135	543	6	—	48,888
Interest income	—	—	—	—	(2,764)	(2,764)
Interest expense	—	—	—	—	50,236	50,236

Income before income taxes	$370,524	$3,220	$15,947	$19,374	$(47,472)	$361,593

Depreciation and amortization	$140,448	$6,950	$18,282	$34,426	$—	$200,106

Capital expenditures	$114,423	$14,582	$8,312	$22,775	$—	$160,092

Total assets	$2,533,406	$140,826	$324,158	$472,423	$250,138	$3,720,951

14.  Quarterly Financial Data (Unaudited)

The following is a summary of the results of operation for each of the quarters within the fiscal years ended May 31, 2011 and 2010:

May 31, 2011 (in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue	$923,904	$936,566	$937,827	$1,012,087
Gross margin	$393,671	$390,648	$391,921	$433,047
Net income	$61,277	$55,866	$59,070	$70,776
Basic earnings per share	$0.40	$0.38	$0.41	$0.49
Diluted earnings per share	$0.40	$0.38	$0.41	$0.49
Weighted average number of shares outstanding	152,164	145,511	145,303	143,317

May 31, 2010 (in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue	$891,569	$884,509	$861,812	$909,449
Gross margin	$382,795	$369,847	$359,607	$385,568
Net income	$53,984	$57,176	$48,982	$55,478
Basic earnings per share	$0.35	$0.37	$0.32	$0.36
Diluted earnings per share	$0.35	$0.37	$0.32	$0.36
Weighted average number of shares outstanding	152,828	152,866	152,869	152,870

15.  Supplemental Guarantor Information

Cintas Corporation No. 2 (Corp. 2) is the indirectly, wholly-owned principal operating subsidiary of Cintas. Corp. 2 is the issuer of the $1,275.0 million of long-term senior notes, which are unconditionally guaranteed, jointly and severally, by Cintas Corporation and its wholly-owned, direct and indirect domestic subsidiaries.

As allowed by SEC rules, the following condensed consolidating financial statements are provided as an alternative to filing separate financial statements of the guarantors. Each of the subsidiaries presented in the following condensed consolidating financial statements has been fully consolidated in Cintas' consolidated financial statements. The following condensed consolidating financial statements should be read in conjunction with the consolidated financial statements of Cintas and notes thereto of which this note is an integral part.

Condensed consolidating financial statements for Cintas, Corp. 2, the subsidiary guarantors and non-guarantors are presented on the following pages:

Condensed Consolidating Income Statement

Year Ended May 31, 2011 (in thousands)	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Rental uniforms and ancillary products	$—	$2,069,895	$531,525	$196,380	$(105,552)	$2,692,248
Other services	—	1,395,119	340,063	109,634	(726,680)	1,118,136
Equity in net income of affiliates	246,989	—	—	—	(246,989)	—

	246,989	3,465,014	871,588	306,014	(1,079,221)	3,810,384
Costs and expenses (income):
Cost of rental uniforms and ancillary products	—	1,305,908	330,442	132,463	(238,357)	1,530,456
Cost of other services	—	876,359	316,650	67,997	(590,365)	670,641
Selling and administrative expenses	—	1,065,037	17,270	92,839	(6,202)	1,168,944

Operating income	246,989	217,710	207,226	12,715	(244,297)	440,343
Interest income	—	(589)	(697)	(100,777)	100,033	(2,030)
Interest expense (income)	—	52,357	(2,687)	34	—	49,704

Income before income taxes	246,989	165,942	210,610	113,458	(344,330)	392,669
Income taxes	—	60,028	76,186	9,494	(28)	145,680

Net income	$246,989	$105,914	$134,424	$103,964	$(344,302)	$246,989

Condensed Consolidating Income Statement

Year Ended May 31, 2010 (in thousands)	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Rental uniforms and ancillary products	$—	$1,970,303	$518,254	$180,847	$(100,047)	$2,569,357
Other services	—	1,216,779	351,368	66,229	(656,394)	977,982
Equity in net income of affiliates	215,620	—	—	—	(215,620)	—

	215,620	3,187,082	869,622	247,076	(972,061)	3,547,339
Costs and expenses (income):
Cost of rental uniforms and ancillary products	—	1,226,076	332,935	111,340	(220,775)	1,449,576
Cost of other services	—	798,841	297,890	41,316	(538,101)	599,946
Selling and administrative expenses	—	1,037,945	(20,140)	67,669	885	1,086,359
Legal settlements, net of insurance proceeds	—	—	23,529	—	—	23,529
Restructuring charges	—	(1,080)	(1,800)	—	—	(2,880)

Operating income	215,620	125,300	237,208	26,751	(214,070)	390,809
Interest income	—	(268)	(1,130)	(297)	—	(1,695)
Interest expense (income)	—	51,486	(2,897)	23	—	48,612

Income before income taxes	215,620	74,082	241,235	27,025	(214,070)	343,892
Income taxes	—	27,936	91,239	9,123	(26)	128,272

Net income	$215,620	$46,146	$149,996	$17,902	$(214,044)	$215,620

Condensed Consolidating Income Statement

Year Ended May 31, 2009 (in thousands)	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Rental uniforms and ancillary products	$—	$2,101,857	$569,780	$175,711	$(92,333)	$2,755,015
Other services	—	1,295,603	397,426	60,414	(733,773)	1,019,670
Equity in net income of affiliates	226,357	—	—	—	(226,357)	—

	226,357	3,397,460	967,206	236,125	(1,052,463)	3,774,685
Costs and expenses (income):
Cost of rental uniforms and ancillary products	—	1,242,048	368,125	106,856	(154,799)	1,562,230
Cost of other services	—	958,634	348,159	38,449	(683,658)	661,584
Selling and administrative expenses	—	1,051,221	(27,889)	57,953	1,424	1,082,709
Restructuring charges	—	6,575	3,531	103	—	10,209
Impairment of long-lived assets	—	25,713	17,328	5,847	—	48,888

Operating income	226,357	113,269	257,952	26,917	(215,430)	409,065
Interest income	—	—	(930)	(1,834)	—	(2,764)
Interest expense (income)	—	53,197	(2,982)	21	—	50,236

Income before income taxes	226,357	60,072	261,864	28,730	(215,430)	361,593
Income taxes	—	17,152	110,001	8,083	—	135,236

Net income	$226,357	$42,920	$151,863	$20,647	$(215,430)	$226,357

Condensed Consolidating Balance Sheet

As of May 31, 2011 (in thousands)	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Assets
Current assets:
Cash and cash equivalents	$—	$54,957	$313,283	$69,866	$—	$438,106
Marketable securities	—	—	—	87,220	—	87,220
Accounts receivable, net	—	312,033	76,484	40,614	—	429,131
Inventories, net	—	204,536	24,943	13,266	6,913	249,658
Uniforms and other rental items in service	—	302,897	82,148	34,895	(26,114)	393,826
Income taxes, current	—	949	8,355	24,238	—	33,542
Deferred tax asset (liability)	—	566	47,905	(2,658)	—	45,813
Prepaid expenses and other	—	5,738	13,732	4,011	—	23,481

Total current assets	—	881,676	566,850	271,452	(19,201)	1,700,777
Property and equipment, at cost, net	—	587,701	274,086	84,431	—	946,218
Goodwill	—	—	1,416,926	70,956	—	1,487,882
Service contracts, net	—	94,379	663	7,270	—	102,312
Other assets, net	1,778,595	1,629,598	2,070,017	369,527	(5,732,986)	114,751

	$1,778,595	$3,193,354	$4,328,542	$803,636	$(5,752,187)	$4,351,940

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$(465,247)	$(329,430)	$855,739	$11,198	$38,019	$110,279
Accrued compensation and related liabilities	—	55,138	20,153	4,543	—	79,834
Accrued liabilities	—	61,399	154,861	27,235	(804)	242,691
Long-term debt due within one year	—	855	480	—	—	1,335

Total current liabilities	(465,247)	(212,038)	1,031,233	42,976	37,215	434,139
Long-term liabilities:
Long-term debt due after one year	—	1,294,674	(12,433)	1,745	804	1,284,790
Deferred income taxes	—	(7)	190,701	5,627	—	196,321
Accrued liabilities	—	—	133,427	614	—	134,041

Total long-term liabilities	—	1,294,667	311,695	7,986	804	1,615,152
Total shareholders' equity	2,243,842	2,110,725	2,985,614	752,674	(5,790,206)	2,302,649

	$1,778,595	$3,193,354	$4,328,542	$803,636	$(5,752,187)	$4,351,940

Condensed Consolidating Balance Sheet

As of May 31, 2010 (in thousands)	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Assets
Current assets:
Cash and cash equivalents	$—	$34,905	$339,702	$36,674	$—	$411,281
Marketable securities	—	—	21,954	132,852	—	154,806
Accounts receivable, net	—	261,512	74,256	26,451	—	362,219
Inventories, net	—	144,826	16,857	9,420	(1,619)	169,484
Uniforms and other rental items in service	—	256,398	70,489	25,514	(20,295)	332,106
Income taxes, current	—	5,306	(591)	10,976	—	15,691
Deferred tax asset (liability)	—	—	54,474	(2,059)	—	52,415
Prepaid expenses and other	—	5,565	15,808	1,487	—	22,860

Total current assets	—	708,512	592,949	241,315	(21,914)	1,520,862
Property and equipment, at cost, net	—	591,040	240,462	63,020	—	894,522
Goodwill	—	—	1,310,675	46,250	—	1,356,925
Service contracts, net	—	98,335	880	4,230	—	103,445
Other assets, net	2,032,649	1,612,270	1,613,514	322,707	(5,487,158)	93,982

	$2,032,649	$3,010,157	$3,758,480	$677,522	$(5,509,072)	$3,969,736

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$(465,247)	$164,131	$343,454	$(8,614)	$38,023	$71,747
Accrued compensation and related liabilities	—	42,181	21,730	3,013	—	66,924
Accrued liabilities	—	53,432	178,698	13,092	(820)	244,402
Long-term debt due within one year	—	805	(196)	—	—	609

Total current liabilities	(465,247)	260,549	543,686	7,491	37,203	383,682
Long-term liabilities:
Long-term debt due after one year	—	795,541	(10,917)	—	820	785,444
Deferred income taxes	—	—	145,563	4,997	—	150,560
Accrued liabilities	—	—	115,549	472	—	116,021

Total long-term liabilities	—	795,541	250,195	5,469	820	1,052,025
Total shareholders' equity	2,497,896	1,954,067	2,964,599	664,562	(5,547,095)	2,534,029

	$2,032,649	$3,010,157	$3,758,480	$677,522	$(5,509,072)	$3,969,736

Condensed Consolidating Statement of Cash Flows

Year Ended May 31, 2011 (in thousands)	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Cash flows from operating activities:
Net income	$246,989	$105,914	$134,424	$103,964	$(344,302)	$246,989
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	—	103,039	36,032	11,815	—	150,886
Amortization	—	37,615	543	4,423	—	42,581
Stock-based compensation	15,203	—	—	—	—	15,203
Deferred income taxes	—	(4,886)	51,996	798	—	47,908
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	—	(39,060)	(2,079)	(7,847)	—	(48,986)
Inventories, net	—	(59,223)	(8,112)	(2,957)	(8,532)	(78,824)
Uniforms and other rental items in service	—	(45,149)	(11,671)	(7,179)	5,819	(58,180)
Prepaid expenses	—	223	2,085	(1,948)	—	360
Accounts payable	—	(392,210)	393,185	28,244	(4)	29,215
Accrued compensation and related liabilities	—	12,957	(1,577)	1,113	—	12,493
Accrued liabilities	—	(2,740)	(6,318)	6,875	16	(2,167)
Income taxes, current	—	4,265	(8,858)	(11,999)	—	(16,592)

Net cash provided by (used in) operating activities	262,192	(279,255)	579,650	125,302	(347,003)	340,886
Cash flows from investing activities:
Capital expenditures	—	(99,739)	(68,274)	(14,579)	—	(182,592)
Proceeds from sale or redemption of marketable securities	—	—	23,206	115,850	—	139,056
Purchase of marketable securities and investments	—	(16,897)	(55,438)	(61,438)	55,466	(78,307)
Acquisitions of businesses, net of cash acquired	—	(133,378)	(1,831)	(36,343)	—	(171,552)
Other, net	253,387	54,296	(504,637)	(99,797)	291,553	(5,198)

Net cash provided by (used in) investing activities	253,387	(195,718)	(606,974)	(96,307)	347,019	(298,593)
Cash flows from financing activities:
Proceeds from the issuances of debt	—	1,000,500	1,781	—	—	1,002,281
Repayment of debt	—	(501,316)	(876)	—	(16)	(502,208)
Dividends paid	(71,801)	—	—	(11)	—	(71,812)
Repurchase of common stock	(443,690)	—	—	—	—	(443,690)
Other	(88)	(4,576)	—	55	—	(4,609)

Net cash (used in) provided by financing activities	(515,579)	494,608	905	44	(16)	(20,038)
Effect of exchange rate changes on cash and cash equivalents	—	417	—	4,153	—	4,570

Net increase (decrease) in cash and cash equivalents	—	20,052	(26,419)	33,192	—	26,825
Cash and cash equivalents at beginning of period	—	34,905	339,702	36,674	—	411,281

Cash and cash equivalents at end of period	$—	$54,957	$313,283	$69,866	$—	$438,106

Condensed Consolidating Statement of Cash Flows

Year Ended May 31, 2010 (in thousands)	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Cash flows from operating activities:
Net income	$215,620	$46,146	$149,996	$17,902	$(214,044)	$215,620
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	—	105,981	37,149	8,929	—	152,059
Amortization	—	37,723	879	2,480	—	41,082
Stock-based compensation	15,349	—	—	—	—	15,349
Deferred income taxes	—	(1,745)	12,668	2,372	—	13,295
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	—	21,442	14,594	(2,512)	(28,302)	5,222
Inventories, net	—	49,396	(16,803)	(913)	(1,387)	30,293
Uniforms and other rental items in service	—	2,379	5,655	(3,681)	(189)	4,164
Prepaid expenses	—	667	3,101	(53)	—	3,715
Accounts payable	—	19,707	(70,957)	43,498	16,691	8,939
Accrued compensation and related liabilities	—	10,022	7,435	936	—	18,393
Accrued liabilities	—	2,489	45,418	(417)	38	47,528
Income taxes, current	—	(2,134)	16,455	(4,326)	—	9,995

Net cash provided by (used in) operating activities	230,969	292,073	205,590	64,215	(227,193)	565,654
Cash flows from investing activities:
Capital expenditures	—	(62,236)	(42,422)	(6,420)	—	(111,078)
Proceeds from redemption of marketable securities	—	—	8,361	26,351	—	34,712
Purchase of marketable securities and investments	—	(24,826)	161,621	(34,137)	(183,927)	(81,269)
Acquisitions of businesses, net of cash acquired	—	(25,686)	—	(24,758)	—	(50,444)
Other, net	(156,082)	(184,047)	(34,494)	84	375,036	497

Net cash (used in) provided by investing activities	(156,082)	(296,795)	93,066	(38,880)	191,109	(207,582)
Cash flows from financing activities:
Repayment of debt	—	(754)	(35,933)	—	36,084	(603)
Dividends paid	(73,950)	—	—	(10)	—	(73,960)
Repurchase of common stock	(969)	—	—	—	—	(969)
Other	32	767	—	(1,776)	—	(977)

Net cash (used in) provided by financing activities	(74,887)	13	(35,933)	(1,786)	36,084	(76,509)
Effect of exchange rate changes on cash and cash equivalents	—	217	—	(244)	—	(27)

Net (decrease) increase in cash and cash equivalents	—	(4,492)	262,723	23,305	—	281,536
Cash and cash equivalents at beginning of period	—	39,397	76,979	13,369	—	129,745

Cash and cash equivalents at end of period	$—	$34,905	$339,702	$36,674	$—	$411,281

Condensed Consolidating Statement of Cash Flows

Year Ended May 31, 2009 (in thousands)	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Cash flows from operating activities:
Net income	$226,357	$42,920	$151,863	$20,647	$(215,430)	$226,357
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	—	111,242	38,289	8,041	—	157,572
Amortization	—	39,637	1,115	1,782	—	42,534
Impairment of long-lived assets	—	25,713	18,222	4,953	—	48,888
Stock-based compensation	11,953	—	—	—	—	11,953
Deferred income taxes	—	—	1,429	(2,603)	—	(1,174)
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	—	37,582	31,432	5,100	(2,965)	71,149
Inventories, net	—	23,521	15,843	(517)	(3,711)	35,136
Uniforms and other rental items in service	—	29,220	7,859	(149)	(7,269)	29,661
Prepaid expenses	—	(1,131)	(3,597)	(221)	—	(4,949)
Accounts payable	—	(115,841)	101,999	(13,474)	2,756	(24,560)
Accrued compensation and related liabilities	—	2,141	(3,917)	(236)	—	(2,012)
Accrued liabilities	—	(11,594)	(19,038)	1,579	62	(28,991)
Income taxes, current	—	(3,461)	(28,551)	(6,030)	—	(38,042)

Net cash provided by (used in) operating activities	238,310	179,949	312,948	18,872	(226,557)	523,522
Cash flows from investing activities:
Capital expenditures	—	(91,914)	(59,925)	(8,253)	—	(160,092)
Proceeds from sale or redemption of marketable securities	—	—	—	116,433	—	116,433
Purchase of marketable securities and investments	—	1,912	13,691	(122,652)	(21,353)	(128,402)
Acquisitions of businesses, net of cash acquired	—	(21,561)	—	(9,348)	—	(30,909)
Other, net	(140,259)	88,792	(193,727)	(64)	245,007	(251)

Net cash (used in) provided by investing activities	(140,259)	(22,771)	(239,961)	(23,884)	223,654	(203,221)
Cash flows from financing activities:
Proceeds from issuance of debt	—	7,500	—	—	—	7,500
Repayment of debt	—	(163,693)	(3,859)	—	2,903	(164,649)
Dividends paid	(72,207)	—	—	—	—	(72,207)
Repurchase of common stock	(25,847)	—	—	—	—	(25,847)
Other	3	767	—	85	—	855

Net cash (used in) provided by financing activities	(98,051)	(155,426)	(3,859)	85	2,903	(254,348)
Effect of exchange rate changes on cash and cash equivalents	—	173	—	(2,605)	—	(2,432)

Net increase (decrease) in cash and cash equivalents	—	1,925	69,128	(7,532)	—	63,521
Cash and cash equivalents at beginning of period	—	37,472	7,851	20,901	—	66,224

Cash and cash equivalents at end of period	$—	$39,397	$76,979	$13,369	$—	$129,745

Item 9.  Changes in and Disagreements with
Accountants on Accounting and Financial Disclosure

Nothing to report.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

With the participation of Cintas' management, including Cintas' Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, Cintas has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of May 31, 2011. Based on such evaluation, Cintas' management, including Cintas' Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, have concluded that Cintas' disclosure controls and procedures were effective as of May 31, 2011, in ensuring (i) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is accumulated and communicated to Cintas' management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management's Report on Internal Control over Financial Reporting and the Report of Ernst & Young LLP, Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this Annual Report on Form 10-K and are incorporated by reference herein.

There were no changes in Cintas' internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended May 31, 2011, that have materially affected, or are reasonably likely to materially affect, Cintas' internal control over financial reporting.

Item 9B.  Other Information

Nothing to report.

 Part III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference to the material contained in Cintas' definitive proxy statement for the 2011 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the close of the fiscal year (the "Proxy Statement").

Item 11.  Executive Compensation

The information required under this item is incorporated herein by reference to the material contained in the Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference to the material contained in the Proxy Statement, except that the information required by Item 201(d) of Regulation S-K can be found below.

The following table provides information about Cintas' common stock that may be issued under Cintas' equity compensation plans as of May 31, 2011.

Equity Compensation Plan Information

Plan category	Number of shares to be issued upon exercise of outstanding options (1)	Weighted average exercise price of outstanding options (1)	Number of shares remaining available for future issuance under equity compensation plans

Equity compensation plans approved by shareholders	7,664,703	$34.34	9,713,983
Equity compensation plans not approved by shareholders	—	—	—

Total	7,664,703	$34.34	9,713,983

(1) Excludes 1,917,382 unvested restricted stock units.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated herein by reference to the material contained in the Proxy Statement.

Item 14.  Principal Accountant Fees and Services

The information required under this item is incorporated herein by reference to the material contained in the Proxy Statement.

 Part IV

Item 15.  Exhibits and Financial Statement Schedules

(a) (1)	Financial Statements. All financial statements required to be filed by Item 8 of Form 10-K and included in this Annual Report are listed in Item 8. No additional financial statements are filed because the requirements for paragraph (d) under Item 14 are not applicable to Cintas.
(a) (2)	Financial Statement Schedule:
For each of the three years in the period ended May 31, 2011.
Schedule II: Valuation and Qualifying Accounts and Reserves.
All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto.
(a) (3)	Exhibits.
All documents referenced below were filed pursuant to the Exchange Act by Cintas Corporation, file number 000-11399, unless otherwise noted.

Exhibit Number	Description of Exhibit

3.1	Restated Articles of Incorporation, as amended (Incorporated by reference to Exhibit 4.1 to Cintas' Registration Statement No. 333-160926 on Form S-3 filed on December 3, 2007.)
3.2	Amended and Restated By-laws (Incorporated by reference to Exhibit 3 to Cintas' Form 8-K dated October 14, 2008.)
4.1
Indenture dated as of May 28, 2002, among Cintas Corporation No. 2, as issuer, Cintas Corporation, as parent guarantor, the subsidiary guarantors thereto and Wachovia Bank, National Association, as trustee (Incorporated by reference to Cintas' Form 10-Q for the quarter ended February 28, 2005.)
4.2	Form of 6% Senior Note due 2012 (Incorporated by reference to Cintas' Form 10-Q for the quarter ended February 28, 2005.)
4.3	Form of 6.15% Senior Note due 2036 (Incorporated by reference to Cintas' Form 8-K dated August 17, 2006.)
4.4	Form of 6.125% Senior Note due 2017 (Incorporated by reference to Cintas' Form 8-K dated December 6, 2007.)
4.5	Form of 2.85% Senior Note due 2016 (Incorporated by reference to Cintas' Form 8-K dated May 23, 2011.)
4.6	Form of 4.30% Senior Note due 2021 (Incorporated by reference to Cintas' Form 8-K dated May 23, 2011.)
10.1
Credit Agreement dated as of May 28, 2004 by and among Cintas Corporation No. 2, as Borrower, the lenders named in such Credit Agreement and KeyBank National Association, as agent for the lenders (Incorporated by reference to Cintas' Form 10-Q for the quarter ended February 28, 2011.)
10.2	First Amendment Agreement to the Credit Agreement dated as of May 28, 2004, dated as of February 24, 2006 (Incorporated by reference to Cintas' Form 8-K dated October 1, 2010.)

10.3	Second Amendment Agreement to the Credit Agreement dated as of May 28, 2004, dated as of March 16, 2007 (Incorporated by reference to Cintas' Form 8-K dated October 1, 2010.)
10.4	Third Amendment Agreement to the Credit Agreement dated as of May 28, 2004, dated as of May 31, 2007 (Incorporated by reference to Cintas' Form 8-K dated October 1, 2010.)
10.5	Fourth Amendment Agreement to the Credit Agreement dated as of May 28, 2004, dated as of September 27, 2010 (Incorporated by reference to Cintas' Form 10-Q for the quarter ended February 28, 2011.)
10.6*	Incentive Stock Option Plan (Incorporated by reference to Cintas' Registration Statement No. 33-23228 on Form S-8 filed under the Securities Act of 1933.)
10.7*	Partners' Plan, as Amended (Incorporated by reference to Cintas' Registration Statement No. 33-56623 on Form S-8 filed under the Securities Act of 1933.)
10.8*	1999 Cintas Corporation Stock Option Plan (Incorporated by reference to Cintas' Form 10-Q for the quarter ended November 30, 2000.)
10.9*	Directors' Deferred Compensation Plan (Incorporated by reference to Cintas' Form 10-Q for the quarter ended November 30, 2001.)
10.10*	Amended and Restated 2003 Directors' Stock Option Plan (Incorporated by reference to Cintas' Form 10-K dated May 31, 2004.)
10.11*
Form of agreement signed by Officers, General/Branch Managers, Professionals and Key Managers, including Executive Officers (Incorporated by reference to Cintas' Form 10-Q for the quarter ended February 28, 2005.)
10.12*	President and CEO Executive Compensation Plan (Incorporated by reference to Cintas' Form 10-K dated May 31, 2005.)
10.13*	2006 Executive Incentive Plan (Incorporated by reference to Cintas' Form 10-K dated May 31, 2005.)
10.14*	2005 Equity Compensation Plan (Incorporated by reference to Cintas' Registration Statement No. 333-131375 on Form S-8 filed under the Securities Act of 1933.)
10.15*	Criteria for Performance Evaluation of the President and CEO (Incorporated by reference to Cintas' Form 10-K dated May 31, 2006.)
10.16*	2007 Executive Incentive Plan (Incorporated by reference to Cintas' Form 10-K dated May 31, 2006.)
10.17**	Amendment No. 1 to 2005 Equity Compensation Plan
10.18**	Form of Restricted Stock Agreement
14	Code of Ethics (Incorporated by reference to Cintas' Form 10-K dated May 31, 2004.)
21**	Subsidiaries of the Registrant
23**	Consent of Independent Registered Public Accounting Firm
31.1**	Certification of Principal Executive Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2**	Certification of Principal Financial Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1**	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. § 1350
32.2**	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. § 1350
*
Management compensatory contracts

**
Filed herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINTAS CORPORATION

By:  /s/  Scott D. Farmer
             Scott D. Farmer
             Chief Executive Officer

DATE SIGNED: July 29, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Capacity	Date

/s/	Robert J. Kohlhepp Robert J. Kohlhepp	Chairman of the Board of Directors	July 29, 2011
/s/	Scott D. Farmer Scott D. Farmer	Chief Executive Officer and Director	July 29, 2011
/s/	Ronald W. Tysoe Ronald W. Tysoe	Director	July 29, 2011
/s/	James J. Johnson James J. Johnson	Director	July 29, 2011
/s/	David C. Phillips David C. Phillips	Director	July 29, 2011
/s/	William C. Gale William C. Gale	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	July 29, 2011

Cintas Corporation
Schedule II — Valuation and Qualifying Accounts and Reserves

		Additions
(In thousands)	Balance at Beginning of Year	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts	(3) Deductions	Balance at End of Year

Allowance for Doubtful Accounts
May 31, 2009	$13,139	$16,650	$5	$10,262	$19,532

May 31, 2010	$19,532	$1,060	$(167)	$6,128	$14,297

May 31, 2011	$14,297	$7,835	$43	$5,118	$17,057

Reserve for Obsolete Inventory
May 31, 2009	$20,660	$33,972	$(85)	$6,194	$48,353

May 31, 2010	$48,353	$(7,979)	$(130)	$7,778	$32,466

May 31, 2011	$32,466	$1,626	$(8)	$3,367	$30,717

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

Exhibit Index

3.1	Restated Articles of Incorporation, as amended (Incorporated by reference to Exhibit 4.1 to Cintas' Registration Statement No. 333-160926 on Form S-3 filed on December 3, 2007.)
3.2	Amended and Restated By-laws (Incorporated by reference to Exhibit 3 to Cintas' Form 8-K dated October 14, 2008.)
4.1
Indenture dated as of May 28, 2002, among Cintas Corporation No. 2, as issuer, Cintas Corporation, as parent guarantor, the subsidiary guarantors thereto and Wachovia Bank, National Association, as trustee (Incorporated by reference to Cintas' Form 10-Q for the quarter ended February 28, 2005.)
4.2	Form of 6% Senior Note due 2012 (Incorporated by reference to Cintas' Form 10-Q for the quarter ended February 28, 2005.)
4.3	Form of 6.15% Senior Note due 2036 (Incorporated by reference to Cintas' Form 8-K dated August 17, 2006.)
4.4	Form of 6.125% Senior Note due 2017 (Incorporated by reference to Cintas' Form 8-K dated December 6, 2007.)
4.5	Form of 2.85% Senior Note due 2016 (Incorporated by reference to Cintas' Form 8-K dated May 23, 2011.)
4.6	Form of 4.30% Senior Note due 2021 (Incorporated by reference to Cintas' Form 8-K dated May 23, 2011.)
10.1
Credit Agreement dated as of May 28, 2004 by and among Cintas Corporation No. 2, as Borrower, the lenders named in such Credit Agreement and KeyBank National Association, as agent for the lenders (Incorporated by reference to Cintas' Form 10-Q for the quarter ended February 28, 2011.)
10.2	First Amendment Agreement to the Credit Agreement dated as of May 28, 2004, dated as of February 24, 2006 (Incorporated by reference to Cintas' Form 8-K dated October 1, 2010.)
10.3	Second Amendment Agreement to the Credit Agreement dated as of May 28, 2004, dated as of March 16, 2007 (Incorporated by reference to Cintas' Form 8-K dated October 1, 2010.)
10.4	Third Amendment Agreement to the Credit Agreement dated as of May 28, 2004, dated as of May 31, 2007 (Incorporated by reference to Cintas' Form 8-K dated October 1, 2010.)
10.5	Fourth Amendment Agreement to the Credit Agreement dated as of May 28, 2004, dated as of September 27, 2010 (Incorporated by reference to Cintas' Form 10-Q for the quarter ended February 28, 2011.)
10.6*	Incentive Stock Option Plan (Incorporated by reference to Cintas' Registration Statement No. 33-23228 on Form S-8 filed under the Securities Act of 1933.)
10.7*	Partners' Plan, as Amended (Incorporated by reference to Cintas' Registration Statement No. 33-56623 on Form S-8 filed under the Securities Act of 1933.)
10.8*	1999 Cintas Corporation Stock Option Plan (Incorporated by reference to Cintas' Form 10-Q for the quarter ended November 30, 2000.)
10.9*	Directors' Deferred Compensation Plan (Incorporated by reference to Cintas' Form 10-Q for the quarter ended November 30, 2001.)

10.10*	Amended and Restated 2003 Directors' Stock Option Plan (Incorporated by reference to Cintas' Form 10-K dated May 31, 2004.)
10.11*
Form of agreement signed by Officers, General/Branch Managers, Professionals and Key Managers, including Executive Officers (Incorporated by reference to Cintas' Form 10-Q for the quarter ended February 28, 2005.)
10.12*	President and CEO Executive Compensation Plan (Incorporated by reference to Cintas' Form 10-K dated May 31, 2005.)
10.13*	2006 Executive Incentive Plan (Incorporated by reference to Cintas' Form 10-K dated May 31, 2005.)
10.14*	2005 Equity Compensation Plan (Incorporated by reference to Cintas' Registration Statement No. 333-131375 on Form S-8 filed under the Securities Act of 1933.)
10.15*	Criteria for Performance Evaluation of the President and CEO (Incorporated by reference to Cintas' Form 10-K dated May 31, 2006.)
10.16*	2007 Executive Incentive Plan (Incorporated by reference to Cintas' Form 10-K dated May 31, 2006.)
10.17**	Amendment No. 1 to 2005 Equity Compensation Plan
10.18**	Form of Restricted Stock Agreement
14	Code of Ethics (Incorporated by reference to Cintas' Form 10-K dated May 31, 2004.)
21**	Subsidiaries of the Registrant
23**	Consent of Independent Registered Public Accounting Firm
31.1**	Certification of Principal Executive Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2**	Certification of Principal Financial Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1**	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. § 1350
32.2**	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. § 1350
*
Management compensatory contracts

**
Filed herewith