Form 10-Q
period 2011-08-31
CINTAS CORP
filed 2011-10-07
CIK 723254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

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

Large Accelerated Filer   Ö                Accelerated Filer                   Smaller Reporting Company

Non-Accelerated Filer         (Do not check if a smaller reporting company)

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      No  Ö

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding September 30, 2011
Common Stock, no par value	129,723,256

CINTAS CORPORATION

CINTAS CORPORATION

ITEM 1. FINANCIAL STATEMENTS.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

(In thousands except per share data)

	Three Months Ended
	August 31, 2011	August 31, 2010

Revenue:
Rental uniforms and ancillary products	$ 719,423	$ 657,564
Other services	297,757	266,340
	1,017,180	923,904

Costs and expenses:
Cost of rental uniforms and ancillary products	403,406	371,515
Cost of other services	174,734	158,718
Selling and administrative expenses	310,466	293,425

Operating income	128,574	100,246

Interest income	(365)	(578)
Interest expense	17,334	12,274

Income before income taxes	111,605	88,550

Income taxes	42,967	27,273

Net income	$ 68,638	$ 61,277

Basic earnings per share	$ 0.52	$ 0.40

Diluted earnings per share	$ 0.52	$ 0.40

See accompanying notes.

CINTAS CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands except share data)

	August 31, 2011	May 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 150,312	$ 438,106
Marketable securities	126,728	87,220
Accounts receivable, net	439,090	429,131
Inventories, net	280,214	249,658
Uniforms and other rental items in service	405,029	393,826
Income taxes, current	—	33,542
Deferred income tax asset	51,823	45,813
Prepaid expenses and other	29,419	23,481

Total current assets	1,482,615	1,700,777

Property and equipment, at cost, net	946,466	946,218

Goodwill	1,488,152	1,487,882
Service contracts, net	94,431	102,312
Other assets, net	116,228	114,751

	$4,127,892	$4,351,940

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 100,745	$ 110,279
Accrued compensation and related liabilities	52,230	79,834
Accrued liabilities	225,377	242,691
Income taxes, current	14,261	—
Long-term debt due within one year	226,033	1,335

Total current liabilities	618,646	434,139

Long-term liabilities:
Long-term debt due after one year	1,059,648	1,284,790
Deferred income taxes	194,610	196,321
Accrued liabilities	140,503	134,041

Total long-term liabilities	1,394,761	1,615,152

Shareholders’ equity:
Preferred stock, no par value:
100,000 shares authorized, none outstanding	—	—
Common stock, no par value:
425,000,000 shares authorized,
FY 2012: 173,631,015 issued and 129,722,089 outstanding
FY 2011: 173,346,180 issued and 137,583,884 outstanding	144,523	135,401
Paid-in capital	91,681	95,732
Retained earnings	3,323,894	3,255,256
Treasury stock:
FY 2012: 43,908,926 shares
FY 2011: 35,762,296 shares	(1,505,186)	(1,242,547)
Other accumulated comprehensive income	59,573	58,807
Total shareholders’ equity	2,114,485	2,302,649
	$4,127,892	$4,351,940

See accompanying notes.

CINTAS CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	August 31, 2011	August 31, 2010
Cash flows from operating activities:

Net income	$ 68,638	$ 61,277
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	38,277	37,362
Amortization of deferred charges	10,233	10,429
Stock-based compensation	4,522	3,046
Deferred income taxes	(7,808)	(2,538)
Change in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(10,142)	(13,747)
Inventories, net	(30,770)	(14,799)
Uniforms and other rental items in service	(11,124)	(15,483)
Prepaid expenses and other	(5,983)	(10,921)
Accounts payable	(9,329)	8,420
Accrued compensation and related liabilities	(27,611)	(21,350)
Accrued liabilities	(10,201)	(32,926)
Income taxes payable	47,860	26,528
Net cash provided by operating activities	56,562	35,298

Cash flows from investing activities:

Capital expenditures	(44,421)	(48,200)
Proceeds from redemption of marketable securities	63,561	77,653
Purchase of marketable securities and investments	(107,145)	(6,416)
Acquisitions of businesses, net of cash acquired	(870)	(47,824)
Other, net	6,539	(2,762)
Net cash used in investing activities	(82,336)	(27,549)

Cash flows from financing activities:

Proceeds from issuance of debt	—	1,542
Repayment of debt	(444)	(148)
Repurchase of common stock	(262,639)	(131,336)
Other, net	926	2,181
Net cash used in financing activities	(262,157)	(127,761)

Effect of exchange rate changes on cash and cash equivalents	137	(623)

Net decrease in cash and cash equivalents	(287,794)	(120,635)

Cash and cash equivalents at beginning of period	438,106	411,281

Cash and cash equivalents at end of period	$150,312	$290,646

See accompanying notes.

CINTAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.             Basis of Presentation

The consolidated condensed financial statements of Cintas Corporation (Cintas, the Company, we, us or our) included herein have been prepared by Cintas, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations.  While we believe that the disclosures are adequately presented, it is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2011.  A summary of our significant accounting policies is presented beginning on page 38 of that report.  There have been no material changes in the accounting policies followed by Cintas during the current fiscal year.

As disclosed in our Annual Report on Form 10-K, inventories are valued at the lower of cost (first-in, first-out) or market.  Inventory is comprised of the following amounts:

	August 31,	May 31,
(In thousands)	2011	2011

Raw materials	$19,507	$16,900
Work in process	21,105	18,907
Finished goods	239,602	213,851
	$280,214	$249,658

Interim results are subject to variations and are not necessarily indicative of the results of operations for a full fiscal year.  In the opinion of management, adjustments (which include only normal recurring adjustments) necessary for a fair statement of the consolidated results of the interim periods shown have been made.

2.             New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued new guidance on the presentation of other comprehensive income. The new guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity and requires an entity to present either one continuous statement of net income and other comprehensive income or in two separate, but consecutive, statements. This new guidance is effective for Cintas for the first quarter of the fiscal year ending May 31, 2013, and is to be applied retrospectively. Cintas does not expect the adoption of this guidance to have a material impact on its Consolidated Financial Statements.

In September 2011, the FASB issued new guidance with respect to the annual goodwill impairment test which adds a qualitative assessment that allows companies to determine whether they need to perform the two-step impairment test. The objective of the guidance is to simplify how companies test goodwill for impairment, and more specifically, to reduce the cost and complexity of performing the goodwill impairment test. The guidance may change how the goodwill impairment test is performed, but should not change the timing or measurement of goodwill impairments.  The qualitative screen is effective for companies with fiscal years beginning after December 15, 2011. Early adoption is permitted for all companies.  Cintas will consider the new guidance in performing its annual goodwill impairment test when appropriate.

CINTAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

3.             Fair Value Measurements

FASB Accounting Standard Codification (ASC) Topic 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.  It also establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

All financial instruments that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the consolidated balance sheet date.  These financial instruments measured at fair value on a recurring basis are summarized below:

(In thousands)	As of August 31, 2011
	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$150,312	$—	$—	$150,312
Marketable securities:
Canadian treasury securities	98,873	27,855	—	126,728
Total assets at fair value	$249,185	$27,855	$—	$277,040

Current accrued liabilities	$—	$548	$—	$548
Total liabilities at fair value	$—	$548	$—	$548

CINTAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(In thousands)	As of May 31, 2011
	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$438,106	$—	$—	$438,106
Marketable securities:
Canadian treasury securities	61,142	26,078	—	87,220
Total assets at fair value	$499,248	$26,078	$—	$525,326

Current accrued liabilities	$—	$869	$—	$869
Total liabilities at fair value	$—	$869	$—	$869

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

The types of financial instruments valued based on quoted market prices in markets that are not active, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency include certain Canadian treasury securities (primarily agency debt obligations). The primary inputs to value Cintas’ marketable securities is the respective instruments future cash flows based on its stated yield and the amount a market participant would pay for a similar instrument.  The valuation technique used for Cintas’ marketable securities classified within Level 2 of the fair market value hierarchy is primarily the market approach. Primarily all of Cintas’ marketable securities are actively traded and the recorded fair value reflects current market conditions.  However, due to the inherent volatility in the investment market, there is at least a possibility that recorded investment values may change in the near term.

The funds invested in Canadian marketable securities are not expected to be repatriated, but instead are expected to be invested indefinitely in foreign subsidiaries.  Interest, realized gains and losses and declines in value determined to be other than temporary on available-for-sale securities are included in interest income or expense.  The cost of the securities sold is based on the specific identification method. The amortized cost basis of the marketable securities as of August 31, 2011 and May 31, 2011 is $126.7 million and $87.3 million, respectively.  All contractual maturities are due within one year.

Current accrued liabilities include foreign currency average rate options and forward contracts.  The fair value of Cintas’ foreign currency average rate options and forward contracts are based on similar exchange traded derivatives (market approach) and are, therefore, included within Level 2 of the fair value hierarchy.

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

Cintas’ non-financial assets and liabilities not permitted or required to be measured at fair value on a recurring basis primarily relate to assets and liabilities acquired in a business acquisition.  Cintas is required to provide additional disclosures about fair value measurements as part of the consolidated financial statements for each major category of assets and liabilities measured at fair value on a non-

CINTAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

recurring basis (including business acquisitions).  Based on the nature of Cintas’ business acquisitions, which occur regularly throughout the fiscal year, the majority of the assets acquired and liabilities assumed consist of working capital, primarily valued using Level 2 inputs, property and equipment, also primarily valued using Level 2 inputs and goodwill and other identified intangible assets valued using Level 3 inputs.  In general, non-recurring fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities, which generally are not applicable to non-financial assets and liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as definitive sales agreements, appraisals or established market values of comparable assets. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability and include situations where there is little, if any, market activity for the asset or liability, such as internal estimates of future cash flows.

4.             Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Cintas’ common shares:

(In thousands except per share data)	Three Months Ended
	August 31, 2011	August 31, 2010
Basic Earnings per Share
Net income	$68,638	$61,277

Less: net income allocated to participating unvested securities	370	227

Net income available to common shareholders	$68,268	$61,050

Basic weighted average common shares outstanding	131,309	152,164

Basic earnings per share	$0.52	$0.40

Diluted Earnings per Share
Net income	$68,638	$61,277

Less: net income allocated to participating unvested securities	370	227

Net income available to common shareholders	$68,268	$61,050

Basic weighted average common shares outstanding	131,309	152,164

Effect of dilutive securities – employee stock options	29	—

Diluted weighted average common shares outstanding	131,338	152,164

Diluted earnings per share	$0.52	$0.40

CINTAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

For the three months ended August 31, 2011 and 2010, 2.5 million and 5.0 million options granted to purchase shares of Cintas common stock, respectively, were excluded from the computation of diluted earnings per share.  The exercise prices of these options were greater than the average market price of the common stock (anti-dilutive).

On October 26, 2010, we announced that the Board of Directors authorized an additional $500.0 million share buyback program at market prices.  We completed the October 26, 2010 share buyback program by purchasing 8.1 million shares of Cintas common stock in June and July 2011 for an aggregate purchase price of $259.5 million.  From the inception of the October 26, 2010 share buyback program through July 29, 2011, Cintas purchased a total of 15.8 million shares of Cintas common stock at an average price of $31.70 per share for a total purchase price of $500.0 million.

5.             Goodwill, Service Contracts and Other Assets

Changes in the carrying amount of goodwill and service contracts for the three months ended August 31, 2011, by operating segment, are as follows:

	Rental		First Aid,
	Uniforms &	Uniform	Safety &
	Ancillary	Direct	Fire	Document
	Products	Sales	Protection	Management	Total
Goodwill (in thousands)
Balance as of June 1, 2011	$943,177	$23,995	$192,944	$327,766	$1,487,882

Goodwill acquired	—	—	—	182	182

Foreign currency translation	(24)	10	—	102	88

Balance as of August 31, 2011	$943,153	$24,005	$192,944	$328,050	$1,488,152

	Rental		First Aid,
	Uniforms &	Uniform	Safety &
	Ancillary	Direct	Fire	Document
	Products	Sales	Protection	Management	Total
Service Contracts (in thousands)
Balance as of June 1, 2011	$ 44,628	$ —	$ 35,878	$ 21,806	$ 102,312

Service contracts acquired	—	—	—	366	366

Service contracts amortization	(4,268)	—	(1,846)	(2,107)	(8,221)

Foreign currency translation	(32)	—	—	6	(26)

Balance as of August 31, 2011	$ 40,328	$ —	$ 34,032	$ 20,071	$ 94,431

CINTAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Information regarding Cintas’ service contracts and other assets is as follows:

	As of August 31, 2011
	Carrying	Accumulated
(In thousands)	Amount	Amortization	Net

Service contracts	$380,302	$285,871	$ 94,431
Noncompete and consulting agreements	$ 76,387	$ 65,982	$ 10,405
Investments(1)	87,924	—	87,924
Other	23,007	5,108	17,899

Total	$187,318	$ 71,090	$116,228

	As of May 31, 2011
	Carrying	Accumulated
(In thousands)	Amount	Amortization	Net

Service contracts	$379,967	$277,655	$102,312
Noncompete and consulting agreements	$ 76,091	$ 63,982	$ 12,109
Investments(1)	84,197	—	84,197
Other	23,135	4,690	18,445

Total	$183,423	$ 68,672	$ 114,751

(1)           Investments at August 31, 2011, include the cash surrender value of insurance policies of $54.1 million, equity method investments of $30.9 million and cost method investments of $2.9 million.  Investments at May 31, 2011, include the cash surrender value of insurance policies of $51.1 million, equity method investments of $30.2 million and cost method investments of $2.9 million.

Amortization expense was $10.2 million and $10.4 million for the three months ended August 31, 2011 and 2010, respectively.  Estimated amortization expense, excluding any future acquisitions, for each of the next five years is $38.0 million, $21.0 million, $17.5 million, $14.7 million and $9.5 million, respectively.

Investments recorded using the cost method are evaluated for impairment on an annual basis or when indicators of impairment are identified.  For the three months ended August 31, 2011 and 2010, no losses due to impairment were recorded.

CINTAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

6.             Debt, Derivatives and Hedging Activities

Cintas has a commercial paper program with a capacity of $300.0 million that is fully supported by a backup revolving credit facility through a credit agreement with its banking group.  The revolving credit facility has an accordion feature that allows for a maximum borrowing capacity of $450.0 million and has an expiration date of September 26, 2014.  No commercial paper or borrowings on our revolving credit facility were outstanding at August 31, 2011 or May 31, 2011.

Cintas used interest rate lock agreements to hedge against movements in the treasury rates at the time Cintas issued its senior notes in fiscal 2002, fiscal 2007, fiscal 2008 and fiscal 2011.  The amortization of the interest rate lock agreements resulted in an increase to other comprehensive income of $0.4 million and $0.2 million for the three months ended August 31, 2011 and 2010, respectively.

To hedge the exposure of movements in the foreign currency rates, Cintas uses foreign currency hedges.  These hedges would reduce the impact on cash flows from movements in the foreign currency exchange rates.   Examples of foreign currency hedge instruments that Cintas may use are average rate options and forward contracts.  Cintas had average rate options and forward contracts outstanding, included in current accrued liabilities, of $0.5 million and $0.9 million at August 31, 2011 and May 31, 2011, respectively. The average rate options that settled during the first quarter increased foreign currency exchange expense by less than $0.1 million during the three months ended August 31, 2011, and decreased foreign currency exchange expense by $0.1 million during the three months ended August 31, 2010.

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

7.             Income Taxes

In the normal course of business, Cintas provides for uncertain tax positions and the related interest and adjusts its unrecognized tax benefits and accrued interest accordingly.  During the three months ended August 31, 2011, unrecognized tax benefits increased by approximately $0.2 million and accrued interest increased by approximately $1.2 million.

All U.S. federal income tax returns are closed to audit through fiscal 2008.  Cintas is currently in advanced stages of audits in certain foreign jurisdictions and certain domestic states. The years under audit cover fiscal years back to 2004.  Based on the resolution of the various audits, it is reasonably possible that the balance of unrecognized tax benefits could decrease by $13.8 million for the fiscal year ending May 31, 2012.

CINTAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

8.             Comprehensive Income

Total comprehensive income represents the net change in shareholders’ equity during a period from sources other than transactions with shareholders and, as such, includes net income.  For Cintas, the only components of other comprehensive income are the change in cumulative foreign currency translation adjustments, the change in the fair value of derivatives, the amortization of interest rate lock agreements and the change in the fair value of available-for-sale securities.  The components of comprehensive income are as follows:

(In thousands)	Three Months Ended
	August 31, 2011	August 31, 2010

Net income	$ 68,638	$ 61,277

Other comprehensive income:
Foreign currency translation adjustment	218	3,349
Change in fair value of derivatives*	153	(606)
Amortization of interest rate lock agreements	377	192
Change in fair value of available-for-sale securities**	18	27

Comprehensive income	$ 69,404	$ 64,239

*   Net of less than $0.1 million and ($0.4) million of tax expense (benefit) for the three months ended August 31, 2011 and 2010, respectively.

** Net of less than $0.1 million of tax expense for both the three months ended August 31, 2011 and 2010, respectively.

9.             Litigation and Other Contingencies

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

CINTAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

The litigation discussed above, if decided or settled adversely to Cintas, may, individually or in the aggregate, result in liability material to Cintas’ consolidated financial condition or consolidated results of operation and could increase costs of operations on an ongoing basis.  Any estimated liability relating to these proceedings is not determinable at this time.  Cintas may enter into discussions regarding settlement of these and other lawsuits, and may enter into settlement agreements if it believes such settlement is in the best interest of Cintas’ shareholders.

Cintas is a defendant in a purported class action lawsuit, Paul Veliz, et al. v. Cintas Corporation (Veliz), filed on March 19, 2003, in the United States District Court, Northern District of California, Oakland Division, alleging that Cintas violated certain federal and state wage and hour laws applicable to its service sales representatives, whom Cintas considers exempt employees, and asserting additional related ERISA claims.  On April 5, 2004 and February 14, 2006, the Court stayed the claims of all plaintiffs with valid arbitration agreements pending arbitration of those claims.  Claims made in the Veliz action, therefore, are pending before the United States District Court, Northern District of California and Judge Bruce Meyerson (Ret.), an Arbitrator selected by the parties.  On August 5, 2009, the parties in the Veliz action reached a settlement in principle.  That settlement was granted preliminary approval by the District Court.  The pre-tax impact, net of insurance proceeds, was $19.5 million in fiscal 2010.  Pursuant to the settlement agreement, Cintas paid $22.8 million on December 17, 2010.  On June 3, 2011, the Court granted final approval of the settlement. On July 20, 2011, Cintas paid $1.9 million to satisfy the future income tax liabilities of the class members as they receive their respective shares of the settlement funds.  Any remaining balance of the settlement funds will be used to pay the fees and expenses of the settlement administrator or donated to a charitable organization as determined by the court.

CINTAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

10.      Segment Information

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

Cintas evaluates the performance of each operating segment based on several factors of which the primary financial measures are operating segment revenue and income before income taxes.  The accounting policies of the operating segments are the same as those described in Note 1 entitled Basis of Presentation.  Information related to the operations of Cintas’ operating segments is set forth below:

	Rental		First Aid,
	Uniforms &	Uniform	Safety &
	Ancillary	Direct	Fire	Document
(In thousands)	Products	Sales	Protection	Management	Corporate	Total
As of and for the three months ended August 31, 2011
Revenue	$ 719,423	$101,702	$ 103,743	$ 92,312	$ —	$1,017,180
Income (loss) before income taxes	$ 99,418	$ 8,407	$ 8,383	$ 12,366	$(16,969)	$ 111,605
Total assets	$2,555,234	$356,311	$363,692	$575,615	$277,040	$4,127,892

As of and for the three months ended August 31, 2010
Revenue	$ 657,564	$ 98,780	$ 93,534	$ 74,026	$ —	$ 923,904
Income (loss) before income taxes	$ 78,218	$ 9,847	$ 3,778	$ 8,403	$(11,696)	$ 88,550
Total Assets	$2,407,268	$221,053	$347,281	$545,853	$369,449	$3,890,904

CINTAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

11.      Supplemental Guarantor Information

Cintas Corporation No. 2 (Corp. 2) is the indirectly, wholly-owned principal operating subsidiary of Cintas.  Corp. 2 is the issuer of the $1,275.0 million of long-term senior notes, which are unconditionally guaranteed, jointly and severally, by Cintas Corporation and its wholly-owned, direct and indirect domestic subsidiaries.

As allowed by SEC rules, the following condensed consolidating financial statements are provided as an alternative to filing separate financial statements of the guarantors.  Each of the subsidiaries presented in the following condensed consolidating financial statements has been fully consolidated in Cintas’ consolidated financial statements.  The following condensed consolidating financial statements should be read in conjunction with the consolidated financial statements of Cintas and notes thereto of which this note is an integral part.

Condensed consolidating financial statements for Cintas, Corp. 2, the subsidiary guarantors and non-guarantors are presented on the following pages:

CONDENSED CONSOLIDATING INCOME STATEMENT

THREE MONTHS ENDED AUGUST 31, 2011

(In thousands)

						Cintas

	Cintas		Subsidiary	Non-		Corporation

	Corporation	Corp. 2	Guarantors	Guarantors	Eliminations	Consolidated

Revenue:
Rental uniforms and ancillary products	$—	$553,748	$141,915	$52,583	$(28,823)	$719,423
Other services	—	357,732	17,161	29,802	(106,938)	297,757
Equity in net income of affiliates	68,638	—	—	—	(68,638)	—

	68,638	911,480	159,076	82,385	(204,399)	1,017,180

Costs and expenses (income):
Cost of rental uniforms and ancillary products	—	346,775	84,352	35,909	(63,630)	403,406
Cost of other services	—	220,833	(2,060)	17,825	(61,864)	174,734
Selling and administrative expenses	—	275,617	15,995	22,284	(3,430)	310,466

Operating income	68,638	68,255	60,789	6,367	(75,475)	128,574

Interest income	—	(80)	(127)	(158)	—	(365)
Interest expense (income)	—	17,776	(448)	6	—	17,334

Income before income taxes	68,638	50,559	61,364	6,519	(75,475)	111,605
Income taxes	—	18,666	22,656	1,647	(2)	42,967

Net income	$68,638	$31,893	$38,708	$4,872	$(75,473)	$68,638

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

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF AUGUST 31, 2011

(In thousands)

						Cintas

	Cintas		Subsidiary	Non-		Corporation

	Corporation	Corp. 2	Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$53,466	$60,008	$36,838	$—	$150,312
Marketable securities	—	—	—	126,728	—	126,728
Accounts receivable, net	—	317,851	79,040	42,199	—	439,090
Inventories, net	—	233,867	29,743	13,216	3,388	280,214
Uniforms and other rental items in service	—	313,313	86,022	35,117	(29,423)	405,029
Deferred income tax asset (liability)	—	565	53,973	(2,715)	—	51,823
Prepaid expenses and other	—	5,474	20,049	3,896	—	29,419
Total current assets	—	924,536	328,835	255,279	(26,035)	1,482,615

Property and equipment, at cost, net	—	580,939	280,576	84,951	—	946,466

Goodwill	—	—	1,417,108	71,044	—	1,488,152
Service contracts, net	—	87,227	576	6,628	—	94,431
Other assets, net	1,589,665	1,629,054	2,336,484	373,330	(5,812,305)	116,228
	$1,589,665	$3,221,756	$4,363,579	$791,232	$(5,838,340)	$4,127,892

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts (receivable) payable	$(465,247)	$(354,956)	$867,512	$15,417	$38,019	$100,745
Accrued compensation and related liabilities	—	36,940	11,982	3,308	—	52,230
Accrued liabilities	—	49,628	151,529	24,220	—	225,377
Income taxes, current (receivable)	—	4,451	32,097	(22,287)	—	14,261
Long-term debt due within one year	—	225,868	165	—	—	226,033
Total current liabilities	(465,247)	(38,069)	1,063,285	20,658	38,019	618,646

Long-term liabilities:
Long-term debt due after one year	—	1,069,302	(11,399)	1,745	—	1,059,648
Deferred (credit) income taxes	—	(7)	188,917	5,700	—	194,610
Accrued liabilities	—	—	139,893	610	—	140,503
Total long-term liabilities	—	1,069,295	317,411	8,055	—	1,394,761

Total shareholders’ equity	2,054,912	2,190,530	2,982,883	762,519	(5,876,359)	2,114,485
	$1,589,665	$3,221,756	$4,363,579	$791,232	$(5,838,340)	$4,127,892

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MAY 31, 2011

(In thousands)

						Cintas

	Cintas		Subsidiary			Corporation

	Corporation	Corp. 2	Guarantors	Non-Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$54,957	$313,283	$69,866	$—	$438,106
Marketable securities	—	—	—	87,220	—	87,220
Accounts receivable, net	—	312,033	76,484	40,614	—	429,131
Inventories, net	—	204,536	24,943	13,266	6,913	249,658
Uniforms and other rental items in service	—	302,897	82,148	34,895	(26,114)	393,826
Income taxes, current	—	949	8,355	24,238	—	33,542
Deferred tax asset (liability)	—	566	47,905	(2,658)	—	45,813
Prepaid expenses and other	—	5,738	13,732	4,011	—	23,481
Total current assets	—	881,676	566,850	271,452	(19,201)	1,700,777

Property and equipment, at cost, net	—	587,701	274,086	84,431	—	946,218
Goodwill	—	—	1,416,926	70,956	—	1,487,882
Service contracts, net	—	94,379	663	7,270	—	102,312
Other assets, net	1,778,595	1,629,598	2,070,017	369,527	(5,732,986)	114,751
	$1,778,595	$3,193,354	$4,328,542	$803,636	$(5,752,187)	$4,351,940

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts (receivable) payable	$(465,247)	$(329,430)	$855,739	$11,198	$38,019	$110,279
Accrued compensation and related liabilities	—	55,138	20,153	4,543	—	79,834
Accrued liabilities	—	61,399	154,861	27,235	(804)	242,691
Long-term debt due within one year	—	855	480	—	—	1,335
Total current liabilities	(465,247)	(212,038)	1,031,233	42,976	37,215	434,139

Long-term liabilities:
Long-term debt due after one year	—	1,294,674	(12,433)	1,745	804	1,284,790
Deferred (credit) income taxes	—	(7)	190,701	5,627	—	196,321
Accrued liabilities	—	—	133,427	614	—	134,041
Total long-term liabilities	—	1,294,667	311,695	7,986	804	1,615,152
Total shareholders’ equity	2,243,842	2,110,725	2,985,614	752,674	(5,790,206)	2,302,649
	$1,778,595	$3,193,354	$4,328,542	$803,636	$(5,752,187)	$4,351,940

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED AUGUST 31, 2011

(In thousands)

						Cintas
	Cintas		Subsidiary	Non-		Corporation
	Corporation	Corp. 2	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$68,638	$31,893	$38,708	$4,872	$(75,473)	$68,638
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	—	23,365	11,711	3,201	—	38,277
Amortization of deferred charges	—	8,789	103	1,341	—	10,233
Stock-based compensation	4,522	—	—	—	—	4,522
Deferred income taxes	—	(2)	(7,901)	95	—	(7,808)
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	—	(5,811)	(2,555)	(1,776)	—	(10,142)
Inventories, net	—	(29,331)	(4,800)	(164)	3,525	(30,770)
Uniforms and other rental items in service	—	(10,416)	(3,874)	(143)	3,309	(11,124)
Prepaid expenses and other	—	264	(6,316)	69	—	(5,983)
Accounts payable	—	(25,392)	11,474	4,589	—	(9,329)
Accrued compensation and related liabilities	—	(18,198)	(8,170)	(1,243)	—	(27,611)
Accrued liabilities and other	—	(11,479)	3,132	(2,658)	804	(10,201)
Income taxes payable	—	5,400	40,452	2,008	—	47,860
Net cash provided by (used in) operating activities	73,160	(30,918)	71,964	10,191	(67,835)	56,562

Cash flows from investing activities:
Capital expenditures	—	(22,735)	(18,184)	(3,502)	—	(44,421)
Proceeds from redemption of marketable securities	—	—	—	63,561	—	63,561
Purchase of marketable securities and investments	—	(649)	(7,743)	(103,418)	4,665	(107,145)
Acquisitions of businesses, net of cash acquired	—	(870)	—	—	—	(870)
Other, net	188,930	53,667	(300,031)	(1)	63,974	6,539

Net cash provided by (used in) investing activities	188,930	29,413	(325,958)	(43,360)	68,639	(82,336)

Cash flows from financing activities:
Repayment of debt	—	(359)	719	—	(804)	(444)
Repurchase of common stock	(262,639)	—	—	—	—	(262,639)
Other, net	549	377	—	—	—	926

Net cash (used in) provided by financing activities	(262,090)	18	719	—	(804)	(262,157)

Effect of exchange rate changes on cash and cash equivalents	—	(4)	—	141	—	137

Net decrease in cash and cash equivalents	—	(1,491)	(253,275)	(33,028)	—	(287,794)
Cash and cash equivalents at beginning of period	—	54,957	313,283	69,866	—	438,106
Cash and cash equivalents at end of period	$—	$53,466	$60,008	$36,838	$—	$150,312

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

THREE MONTHS ENDED AUGUST 31, 2010

(In thousands)

						Cintas
	Cintas		Subsidiary	Non-		Corporation
	Corporation	Corp. 2	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$61,277	$11,329	$54,969	$98,556	$(164,854)	$61,277
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	—	23,432	11,409	2,521	—	37,362
Amortization of deferred charges	—	9,465	193	771	—	10,429
Stock-based compensation	3,046	—	—	—	—	3,046
Deferred income taxes	—	—	(2,837)	299	—	(2,538)
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	—	88,575	(98,205)	(4,117)	—	(13,747)
Inventories, net	—	(13,520)	(2,253)	(498)	1,472	(14,799)
Uniforms and other rental items in service	—	(13,382)	(3,051)	(1,125)	2,075	(15,483)
Prepaid expenses and other	—	(341)	(9,383)	(1,197)	—	(10,921)
Accounts payable	—	(38,094)	33,613	12,901	—	8,420
Accrued compensation and related liabilities	—	(9,510)	(11,214)	(626)	—	(21,350)
Accrued liabilities and other	—	(14,735)	(26,025)	7,014	820	(32,926)
Income taxes payable	—	5,118	24,206	(2,796)	—	26,528
Net cash provided by (used in) operating activities	64,323	48,337	(28,578)	111,703	(160,487)	35,298

Cash flows from investing activities:
Capital expenditures	—	(20,548)	(26,305)	(1,347)	—	(48,200)
Proceeds from redemption of marketable securities	—	—	362	77,291	—	77,653
Purchase of marketable securities and investments	—	(13,064)	(13,729)	—	20,377	(6,416)
Acquisitions of businesses, net of cash acquired	—	(27,009)	—	(20,815)	—	(47,824)
Other	67,013	23,014	(133,890)	(99,829)	140,930	(2,762)
Net cash provided by (used in) investing activities	67,013	(37,607)	(173,562)	(44,700)	161,307	(27,549)

Cash flows from financing activities:
Proceeds from issuance of debt	—	—	1,542	—	—	1,542
Repayment of debt	—	(345)	1,017	—	(820)	(148)
Repurchase of common stock	(131,336)	—	—	—	—	(131,336)
Other	—	192	—	1,989	—	2,181
Net cash (used in) provided by financing activities	(131,336)	(153)	2,559	1,989	(820)	(127,761)

Effect of exchange rate changes on cash and cash equivalents	—	11	193	(827)	—	(623)
Net increase (decrease) in cash and cash equivalents	—	10,588	(199,388)	68,165	—	(120,635)
Cash and cash equivalents at beginning of period	—	34,905	339,702	36,674	—	411,281
Cash and cash equivalents at end of period	$—	$45,493	$140,314	$104,839	$—	$290,646

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

RESULTS OF OPERATIONS

Cintas classifies its businesses into four operating segments based on the types of products and services provided.  The Rental Uniforms and Ancillary Products operating segment consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items.  In addition to these rental items, restroom cleaning services and supplies and carpet and tile cleaning services are also provided within this operating segment.  The Uniform Direct Sales operating segment consists of the direct sale of uniforms and related items and branded promotional products.  The First Aid, Safety and Fire Protection Services operating segment consists of first aid, safety and fire protection products and services.  The Document Management Services operating segment consists of document destruction, document imaging and document retention services.  Revenue and income before income taxes for each of these operating segments for the three months ended August 31, 2011 and 2010, are presented in Note 10 entitled Segment Information of “Notes to Consolidated Condensed Financial Statements.”

Consolidated Results

Three Months Ended August 31, 2011 Compared to Three Months Ended August 31, 2010

Total revenue increased 10.1% for the three months ended August 31, 2011, over the same period in the prior fiscal year from $923.9 million to $1,017.2 million.  The increase primarily resulted from an organic (excludes the impact of acquisitions) increase of 7.6%.  The remaining 2.5% represents growth derived through acquisitions in our Document Management Services operating segment, our First Aid, Safety and Fire Protection Services operating segment and our Rental Uniforms and Ancillary Products operating segment.

Rental Uniforms and Ancillary Products operating segment revenue increased 9.4% for the three months ended August 31, 2011, over the same period in the prior fiscal year from $657.6 million to $719.4 million.  Other services revenue, consisting of revenue from the reportable operating segments of Uniform Direct Sales, First Aid, Safety and Fire Protection Services and Document Management Services, increased 11.8% for the three months ended August 31, 2011, over the same period in the prior fiscal year from $266.3 million to $297.8 million.  The increase in Other Services revenue primarily resulted from an organic increase of 8.3%.  The remaining 3.5% represents growth derived through acquisitions in our Document Management Services operating segment and our First Aid, Safety and Fire Protection Services operating segment.  The positive organic growth for the quarter was primarily the result of a 15.9% increase in Document Management Services operating segment revenue and a 7.9% increase in First Aid, Safety and Fire Protection Services operating segment revenue.

Cost of rental uniforms and ancillary products consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other ancillary items.  Cost of rental uniforms and ancillary products increased $31.9 million, or 8.6%, for the three months ended August 31, 2011, compared to the three months ended August 31, 2010.  This increase was due to higher Rental Uniforms and Ancillary Products operating segment sales volume.  In addition, energy related costs increased $4.2 million, or 40 basis points, compared to the three months ended August 31, 2010.

Cost of other services consists primarily of cost of goods sold (predominantly uniforms and first aid products), delivery expenses and distribution expenses in the Uniform Direct Sales operating segment, the First Aid, Safety and Fire Protection Services operating segment and the Document Management Services operating segment.  Cost of other services increased $16.0 million, or 10.1%, for the three months ended August 31, 2011, compared to the three months ended August 31, 2010.  This increase was primarily due to increased other services sales volume.

Selling and administrative expenses increased $17.0 million, or 5.8%, for the three months ended August 31, 2011, compared to the three months ended August 31, 2010, due to increases in labor and other employee-partner related expenses.  However, selling and administrative expenses as a percent of revenue, at 30.5%, decreased 130 basis points compared to the first quarter of the prior fiscal year due to improvements in sales representative productivity and cost control initiatives.

Net interest expense (interest expense less interest income) was $17.0 million for the three months ended August 31, 2011, compared to $11.7 million for the three months ended August 31, 2010.  This increase was due to the increased interest cost associated with the issuance of $500 million of senior notes in the fourth quarter of fiscal 2011.

Cintas’ effective tax rate increased to 38.5% for the three months ended August 31, 2011, compared to 30.8% for the prior year period.  The lower rate during the prior fiscal year period was due to the impact of the closure of certain tax audits during the three months ended August 31, 2010.

Net income increased $7.4 million, or 12.0%, for the three months ended August 31, 2011, from the same period in the prior fiscal year.  This increase was primarily due to revenue increasing at a faster rate of 10.1% compared to a 7.9% increase in operating expenses.  Revenue grew at a faster rate primarily due to improvements in sales representative productivity and improved customer retention.  Diluted earnings per share were $0.52 for the three months ended August 31, 2011, which was an increase of 30.0% compared to the same period in the prior fiscal year.  The increase in diluted earnings per share is higher than the increase in net income due to a decrease in weighted average common stock outstanding from Cintas purchasing 8.1 million shares of its common stock under the October 26, 2010 share buyback program during the three months ended August 31, 2011.  This share buyback completed the authorized share purchases under the October 26, 2010 share buyback program.

Rental Uniforms and Ancillary Products Operating Segment

Three Months Ended August 31, 2011 Compared to Three Months Ended August 31, 2010

As discussed above, Rental Uniforms and Ancillary Products operating segment revenue increased from $657.6 million to $719.4 million, or 9.4%, and the cost of rental uniforms and ancillary products increased $31.9 million, or 8.6%. The operating segment’s gross margin was $316.0 million, or 43.9% of revenue.  This gross margin percent of revenue of 43.9% was 40 basis points higher than the prior fiscal year’s first quarter of 43.5%.  This increase is due to an increase in revenue as a result of improvements in sales representative productivity, and improved capacity utilization.

Selling and administrative expenses as a percent of revenue, at 30.1%, decreased 150 basis points compared to the first quarter of the prior fiscal year.  This decrease is primarily due to higher Rental Uniforms and Ancillary Products operating segment revenue from greater sales representative productivity than the first quarter of the prior fiscal year.

Income before income taxes increased $21.2 million to $99.4 million for the Rental Uniforms and Ancillary Products operating segment for the quarter compared to the same quarter last fiscal year.  Income before income taxes was 13.8% of the operating segment’s revenue, which is a 190 basis point increase compared to the first quarter of the prior fiscal year.  This improvement is primarily due to revenue increasing at a faster rate of 9.4% compared to a 7.0% increase in operating expenses.  Revenue grew at a faster rate due primarily to improvements in sales representative productivity and improved customer retention.

Uniform Direct Sales Operating Segment

Three Months Ended August 31, 2011 Compared to Three Months Ended August 31, 2010

Uniform Direct Sales operating segment revenue increased from $98.8 million to $101.7 million, or 3.0%, for the three months ended August 31, 2011, over the same quarter in the prior fiscal year due to increased customer orders for uniforms.

Cost of uniform direct sales increased $3.8 million, or 5.5%, for the three months ended August 31, 2011, due to increased Uniform Direct Sales operating segment sales volume.  The gross margin as a percent of revenue was 28.6% for the quarter ended August 31, 2011, which is a 170 basis point decrease compared to the gross margin percentage of 30.3% in the same quarter of the prior fiscal year.  This decrease was due to increased garment material costs due to higher cotton prices, higher freight costs on shipments from our distribution centers and higher energy related costs associated with our rental catalog service.

Selling and administrative expenses increased $0.6 million for the three months ended August 31, 2011, compared to the same period in the prior fiscal year.  However, selling and administrative expenses remained consistent as a percent of revenue at 20.4% for the three months ended August 31, 2011 and 2010.

Income before income taxes decreased $1.4 million to $8.4 million for the Uniform Direct Sales operating segment for the quarter ended August 31, 2011.  Income before income taxes was 8.3% of the operating segment’s revenue compared to 10.0% for the same quarter last fiscal year.  This decrease in income before income taxes is primarily due to cost of uniform direct sales increasing at a greater rate than revenue based on the factors noted above.

First Aid, Safety and Fire Protection Services Operating Segment

Three Months Ended August 31, 2011 Compared to Three Months Ended August 31, 2010

First Aid, Safety and Fire Protection Services operating segment revenue increased from $93.5 million to $103.7 million, or 10.9%, for the three months ended August 31, 2011.  The increase primarily resulted from an organic increase of 7.9% due to improvements in sales representative productivity and improved customer retention.  The remaining 3.0% represents growth derived through acquisitions.

Cost of first aid, safety and fire protection services increased $3.7 million, or 6.6%, for the three months ended August 31, 2011.   Gross margin for the First Aid, Safety and Fire Protection Services operating segment is defined as revenue less cost of goods, warehouse expenses, service expenses and training expenses.  The gross margin as a percent of revenue was 43.2% for the quarter ended August 31, 2011, which is a 230 basis point increase compared to the gross margin percentage of 40.9% in the first quarter of the prior fiscal year.  This increase is due to an increase in revenue for the reasons noted above and improved capacity utilization from the higher revenue levels.

Selling and administrative expenses increased $1.9 million compared to the first quarter of the prior fiscal year, primarily due to an increase in labor and other employee-partner related expenses.  However, selling and administrative expenses as a percent of revenue, at 35.1%, decreased 180 basis points compared to the first quarter of the prior fiscal year.  Revenue grew at a faster rate than selling and administrative expenses due to improvements in sales representative productivity and cost control initiatives.

Income before income taxes for the First Aid, Safety and Fire Protection Services operating segment increased $4.6 million to $8.4 million for the three months ended August 31, 2011.  Income before income taxes was 8.1% of the operating segment’s revenue, compared to 4.0% in last fiscal year’s first quarter.  This increase is primarily due to the increase in revenue and improved capacity utilization from the higher revenue levels.

Document Management Services Operating Segment

Three Months Ended August 31, 2011 Compared to Three Months Ended August 31, 2010

Document Management Services operating segment revenue increased from $74.0 million to $92.3 million, or 24.7%, for the quarter ended August 31, 2011, over the same quarter in the prior fiscal year.  The increase primarily resulted from an organic increase of 15.9%.  The organic increase is primarily due to the sale of destruction services to new customers and an increase in recycled paper revenue.  This operating segment derives a portion of its revenue from the sale of shredded paper to paper recyclers.  The average selling price from these paper sales increased by approximately 38% since August 31, 2010. Excluding recycled paper revenue, this operating segment revenue grew 7.7% organically compared to last fiscal year’s first quarter.  Acquisitions accounted for revenue growth of 8.8%.

Cost of document management services increased $8.6 million, or 24.7%, for the three months ended August 31, 2011, due to increased Document Management Services operating segment volume.  Gross margin for the Document Management Services operating segment is defined as revenue less production and service costs.  The gross margin as a percent of revenue was 53.2% for both the three months ended August 31, 2011 and 2010.

Selling and administrative expenses increased $5.8 million compared to the same quarter in the prior fiscal year primarily due to an increase in labor and other employee-partner related expenses.  However, these expenses as a percent of revenue, at 39.8%, decreased 210 basis points compared to the first quarter of the prior fiscal year.  This decrease is due to the revenue growing at a faster rate than the expenses due to the increase in recycled paper prices.

Income before income taxes for the Document Management Services operating segment increased $4.0 million to $12.4 million for the period compared to the same period in the prior fiscal year.  Income before income taxes as a percentage of the operating segment’s revenue increased from 11.4% in last year’s first quarter to 13.4% for the quarter ended August 31, 2011, primarily as a result of the increase in recycled paper prices.

Liquidity and Capital Resources

The following is a summary of our cash flows and cash, cash equivalents and marketable securities as of and for the three months ended August 31:

(In thousands)	2011	2010

Net cash provided by operating activities	$56,562	$35,298
Net cash used in investing activities	$(82,336)	$(27,549)
Net cash used in financing activities	$(262,157)	$(127,761)

Cash and cash equivalents at the end of the period	$150,312	$290,646
Marketable securities at the end of the period	$126,728	$78,803

The cash and cash equivalents and marketable securities as of August 31, 2011, include $166.9 million that is located outside of the United States.  We expect to use these amounts to fund our international operations and international expansion activities.  The marketable securities at August 31, 2011, consist of Canadian treasury securities.  We believe that our investment policy pertaining to marketable securities is conservative.  The criterion used in making investment decisions is the preservation of principal.

Cash flows provided by operating activities have historically supplied us with a significant source of liquidity.  We generally use these cash flows to fund most, if not all, of our operations and expansion activities and dividends on our common stock.  We may also use cash flows provided by operating activities, as well as proceeds from long-term debt and short-term borrowings, to fund growth and expansion opportunities, as well as other cash requirements such as common stock buybacks.

Net cash provided by operating activities was $56.6 million for the three months ended August 31, 2011, an increase of $21.3 million compared to the same period last fiscal year.  In addition to net income being higher, the timing of income tax payments also had a positive impact of cash flows.  This timing is due to the nature of estimating future tax payments.

Net cash used in investing activities includes capital expenditures and cash paid for acquisitions of businesses.  Capital expenditures were $44.4 million and $48.2 million for the three months ended August 31, 2011 and 2010, respectively.  These capital expenditures primarily relate to expansion efforts in Rental Uniforms and Ancillary Products and Document Management Services operating segments and to our enterprise-wide system conversion.  Capital expenditures for the three months ended August 31, 2011 included $28.2 million for the Rental Uniforms and Ancillary Products operating segment and $10.3 million for the Document Management Services operating segment.  Cash paid for acquisitions of businesses was $0.9 million and $47.8 million for the three months ended August 31, 2011 and 2010, respectively.  The acquisitions this fiscal year occurred in our Document Management Services operating segment.

Net cash used in financing activities was $262.2 million and $127.8 million for the three months ended August 31, 2011 and 2010, respectively.  We completed the May 2, 2005 share buyback program by purchasing 7.7 million shares of Cintas common stock for a total of $202.1 million of Cintas common stock by the end of September 30, 2010.  On October 26, 2010, we announced that the Board of Directors authorized an additional $500.0 million share buyback program at market prices.  Beginning in April 2011, under this new program, we purchased 7.7 million shares of Cintas common stock for an aggregate purchase price of $240.5 million, which resulted in a total of $442.5 million of Cintas common stock being repurchased through May 31, 2011.  We completed the October 26, 2010 share buyback program by purchasing an additional 8.1 million shares of Cintas common stock in June and July 2011 for an aggregate purchase price of $259.5 million.  From the inception of the October 26, 2010 share buyback program through July 29, 2011, Cintas has purchased a total of 15.8 million shares of Cintas common stock at an average price of $31.70 per share for a total purchase price of $500.0 million.  For the three months ended August 31, 2011, Cintas purchased approximately 96,500 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock awards that vested during the three months ended August 31, 2011.  These shares were purchased at an average price of $32.03 per share for a total purchase price of approximately $3.1 million.

As of August 31, 2011, we had $1,275.0 million in fixed rate senior notes outstanding with maturities ranging from 2012 to 2036.  Cintas has a commercial paper program with capacity of $300.0 million that is fully supported by a backup revolving credit facility through a credit agreement with its banking group.  This revolving credit facility has an accordion feature that allows for a maximum borrowing capacity of $450.0 million and an expiration date of September 26, 2014.  We believe this program, along with cash generated from operations, will be adequate to provide necessary funding for our future cash requirements.  No commercial paper or borrowings on our revolving credit facility were outstanding as of August 31, 2011 or May 31, 2011.

Cintas has certain covenants related to debt agreements. These covenants limit our ability to incur certain liens, to engage in sale-leaseback transactions and to merge, consolidate or sell all or substantially all of Cintas’ assets. These covenants also require Cintas to maintain certain debt to capitalization and interest coverage ratios. Cross-default provisions exist between certain debt instruments.  If a default of a significant covenant were to occur, the default could result in an acceleration of the maturity of the indebtedness, impair liquidity and limit the ability to raise future capital.  As of August 31, 2011, Cintas was in compliance with all significant debt covenants.

Our access to the commercial paper and long-term debt markets has historically provided us with sources of liquidity.  We do not anticipate having difficulty in obtaining financing from those markets in the future in view of our favorable experiences in the debt markets in the recent past. Our ability to continue to access the commercial paper and long-term debt markets on favorable interest rate and other terms will depend, to a significant degree, on the ratings assigned by the credit rating agencies to our indebtedness.  As of August 31, 2011, our ratings were as follows:

Rating Agency	Outlook	Commercial Paper	Long-term Debt

Standard & Poor’s	Stable	A-2	BBB+
Moody’s Investors Service	Stable	P-1	A2

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

To monitor our credit rating and our capacity for long-term financing, we consider various qualitative and quantitative factors.  One such factor is the ratio of our total debt to capitalization. For the purpose of this calculation, debt is defined as the sum of short-term borrowings, long-term debt due within one year, obligations under capital leases due in one year, long-term debt and long-term obligations under capital leases.  Total capitalization is defined as debt plus shareholders’ equity.  At August 31, 2011 and May 31, 2011, the ratio of our total debt to capitalization was 37.8% and 35.8%, respectively.  We believe these levels are reasonable and allow for additional funding if the need arises.

New Accounting Pronouncements

In June 2011, the FASB issued new guidance on the presentation of other comprehensive income. The new guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity and requires an entity to present either one continuous statement of net income and other comprehensive income or in two separate, but consecutive, statements. This new guidance is effective for Cintas for the first quarter of the fiscal year ending May 31, 2013, and is to be applied retrospectively. Cintas does not expect the adoption of this guidance to have a material impact on its Consolidated Financial Statements.

In September 2011, the FASB issued new guidance with respect to the annual goodwill impairment test which adds a qualitative assessment that allows companies to determine whether they need to perform the two-step impairment test. The objective of the guidance is to simplify how companies test goodwill for impairment, and more specifically, to reduce the cost and complexity of performing the goodwill impairment test. The guidance may change how the goodwill impairment test is performed, but should not change the timing or measurement of goodwill impairments.  The qualitative screen is effective for companies with fiscal years beginning after December 15, 2011. Early adoption is permitted for all companies.  Cintas will consider the new guidance in performing its annual goodwill impairment test when appropriate.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements.  The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements.  Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “predicts,” “projects,” “plans,” “expects,” “intends,” “target,” “forecast,” “believes,” “seeks,” “could,” “should,” “may” and “will” or the negative versions thereof and similar words, terms and expressions and by the context in which they are used.  Such statements are based upon current expectations of Cintas and speak only as of the date made.  You should not place undue reliance on any forward-looking statement.  We cannot guarantee that any forward-looking statement will be realized.  These statements are subject to various risks, uncertainties, potentially inaccurate assumptions and other factors that could cause actual results to differ from those set forth in or implied by this Quarterly Report.  Factors that might cause such a difference include, but are not limited to, the possibility of greater than anticipated operating costs including energy costs, lower sales volumes, loss of customers due to outsourcing trends, the performance and costs of integration of acquisitions, fluctuations in costs of materials and labor including increased medical costs, costs and possible effects of union organizing activities, failure to comply with government regulations concerning employment discrimination, employee pay and benefits and employee health and safety, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, the cost, results and ongoing assessment of internal controls for financial reporting required by the Sarbanes-Oxley Act of 2002, disruptions caused by the unaccessibility of computer systems data, the initiation or outcome of litigation, investigations or other proceedings, higher assumed sourcing or distribution costs of products, the disruption of operations from catastrophic or extraordinary events, changes in federal and state tax and labor laws and the reactions of competitors in terms of price and service.  Cintas undertakes no obligation to publicly release any revisions to any forward-looking statements or to otherwise update any forward-looking statements whether as a result of new information or to reflect events, circumstances or any other unanticipated developments arising after the date on which such statements are made.  A further list and description of risks, uncertainties and other matters can be found in our Annual Report on Form 10-K for the year ended May 31, 2011 and in our reports on Forms 10-Q and 8-K.  The risks and uncertainties described herein are not the only ones we may face. Additional risks and uncertainties presently not known to us or that we currently believe to be immaterial may also harm our business.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In our normal operations, Cintas has market risk exposure to interest rates.  There has been no material change to this market risk exposure to interest rates from that which was previously disclosed on page 29 of our Annual Report on Form 10-K for the year ended May 31, 2011.

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

ITEM 4.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

With the participation of Cintas’ management, including Cintas’ Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, Cintas has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of August 31, 2011.  Based on such evaluation, Cintas’ management, including Cintas’ Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, has concluded that Cintas’ disclosure controls and procedures were effective as of August 31, 2011, in ensuring (i) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is accumulated and communicated to Cintas’ management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in Cintas’ internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended August 31, 2011, that have materially affected, or are reasonably likely to materially affect, Cintas’ internal control over financial reporting. See “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” on pages 31 and 32 of our Annual Report on Form 10-K for the fiscal year ended May 31, 2011.

CINTAS CORPORATION

Part II.  Other Information

Item 1.      Legal Proceedings.

We discuss material legal proceedings (other than ordinary routine litigation incidental to our business) pending against us in “Part I, Item 1. Financial Statements,” in Note 9 entitled Litigation and Other Contingencies of “Notes to Consolidated Condensed Financial Statements.” We refer you to and incorporate by reference into this Part II, Item 1 that discussion for important information concerning those legal proceedings.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

On October 26, 2010, Cintas announced that the Board of Directors authorized a $500.0 million share buyback program at market prices.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of the publicly announced plan	Maximum approximate dollar value of shares that may yet be purchased under the plan (2)
June 2011	6,380,626	$ 32.02	6,380,142	$55,273,086

July 2011	1,766,004	33.04	1,669,973	$—

August 2011	—	—	—	$—
Total	8,146,630	$ 32.24	8,050,115	$—

(1)        During the quarter ended August 31, 2011, Cintas purchased 484 shares and 96,031 shares in June and July, respectively, of Cintas common stock in trade for employee payroll taxes due on restricted stock that vested during the quarter. These shares were purchased at an average price of $32.03 per share for a total purchase price of $3.1 million.

(2)        Beginning in April 2011, under the October 26, 2010 program, through July 29, 2011, Cintas purchased a total of approximately 15.8 million shares of Cintas stock at an average price of $31.70 per share for a total purchase price of $500.0 million.  These purchases completed the October 26, 2010 share buyback program.

Item 6.      Exhibits.

31.1                  Certification of Principal Executive Officer required by Rule 13a-14(a)

31.2                  Certification of Principal Financial Officer required by Rule 13a-14(a)

32.1                  Section 1350 Certification of Chief Executive Officer

32.2                  Section 1350 Certification of Chief Financial Officer

101.INS   XBRL Instance Document

101.SCH  XBRL Taxonomy Extension Schema Document

101.CAL   XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF   XBRL Taxonomy Extension Definition Linkbase Document

101.LAB   XBRL Taxonomy Extension Label Linkbase Document

101.PRE  XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINTAS CORPORATION
(Registrant)

Date: October 7, 2011	/s/ William C. Gale

William C. Gale
Senior Vice President and Chief Financial Officer
(Chief Accounting Officer)

EXHIBIT INDEX

31.1  Certification of Principal Executive Officer required by Rule 13a-14(a)

31.2  Certification of Principal Financial Officer required by Rule 13a-14(a)

32.1  Section 1350 Certification of Chief Executive Officer

32.2  Section 1350 Certification of Chief Financial Officer

101.INS   XBRL Instance Document

101.SCH  XBRL Taxonomy Extension Schema Document

101.CAL   XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF   XBRL Taxonomy Extension Definition Linkbase Document

101.LAB   XBRL Taxonomy Extension Label Linkbase Document

101.PRE  XBRL Taxonomy Extension Presentation Linkbase Document