Form 10-Q
period 2011-11-30
CINTAS CORP
filed 2012-01-09
CIK 723254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

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

Non-Accelerated Filer          (Do not check if a smaller reporting company)

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      No    Ö

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding December 31, 2011
Common Stock, no par value	129,732,772

CINTAS CORPORATION

CINTAS CORPORATION

ITEM 1. FINANCIAL STATEMENTS.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

(In thousands except per share data)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2011	2010	2011	2010

Revenue:
Rental uniforms and ancillary products	$ 722,789	$ 657,847	$1,442,212	$1,315,411
Other services	296,337	278,719	594,094	545,059
	1,019,126	936,566	2,036,306	1,860,470

Costs and expenses:
Cost of rental uniforms and ancillary products	410,247	377,471	813,653	748,986
Cost of other services	179,082	168,447	353,816	327,165
Selling and administrative expenses	297,112	288,304	607,578	581,729

Operating income	132,685	102,344	261,259	202,590

Interest income	(403)	(394)	(768)	(972)
Interest expense	17,728	12,161	35,062	24,435

Income before income taxes	115,360	90,577	226,965	179,127

Income taxes	41,010	34,711	83,977	61,984

Net income	$ 74,350	$ 55,866	$ 142,988	$ 117,143

Basic earnings per share	$ 0.57	$ 0.38	$ 1.09	$ 0.78

Diluted earnings per share	$ 0.57	$ 0.38	$ 1.09	$ 0.78

Dividends declared per share	$ 0.54	$ 0.49	$ 0.54	$ 0.49

See accompanying notes.

CINTAS CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

 (In thousands except share data)

	November 30, 2011	May 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 207,772	$ 438,106
Marketable securities	129,833	87,220
Accounts receivable, net	447,350	429,131
Inventories, net	287,950	249,658
Uniforms and other rental items in service	422,013	393,826
Income taxes, current	12,575	33,542
Deferred income tax asset	56,007	45,813
Prepaid expenses and other	28,368	23,481

Total current assets	1,591,868	1,700,777

Property and equipment, at cost, net	938,664	946,218

Goodwill	1,483,635	1,487,882
Service contracts, net	86,661	102,312
Other assets, net	114,484	114,751

	$4,215,312	$4,351,940

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 111,136	$ 110,279
Accrued compensation and related liabilities	64,372	79,834
Accrued liabilities	318,961	242,691
Long-term debt due within one year	225,732	1,335

Total current liabilities	720,201	434,139

Long-term liabilities:
Long-term debt due after one year	1,059,490	1,284,790
Deferred income taxes	194,432	196,321
Accrued liabilities	138,570	134,041

Total long-term liabilities	1,392,492	1,615,152

Shareholders’ equity:
Preferred stock, no par value:
100,000 shares authorized, none outstanding	—	—
Common stock, no par value:
425,000,000 shares authorized,
FY 2012: 173,642,348 issued and 129,732,048 outstanding
FY 2011: 173,346,180 issued and 137,583,884 outstanding	144,842	135,401
Paid-in capital	96,674	95,732
Retained earnings	3,327,111	3,255,256
Treasury stock:
FY 2012: 43,910,300 shares
FY 2011: 35,762,296 shares	(1,505,229)	(1,242,547)
Other accumulated comprehensive income	39,221	58,807
Total shareholders’ equity	2,102,619	2,302,649
	$4,215,312	$4,351,940

See accompanying notes.

CINTAS CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	November 30, 2011	November 30, 2010
Cash flows from operating activities:

Net income	$ 142,988	$ 117,143
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	76,922	74,563
Amortization of deferred charges	20,104	21,182
Stock-based compensation	9,756	5,799
Deferred income taxes	(11,767)	(6,277)
Change in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(20,850)	(27,774)
Inventories, net	(39,268)	(38,838)
Uniforms and other rental items in service	(29,630)	(30,639)
Prepaid expenses and other	(5,128)	(4,526)
Accounts payable	1,843	19,765
Accrued compensation and related liabilities	(15,314)	(13,458)
Accrued liabilities	26,306	(10,066)
Income taxes payable	19,996	2,355
Net cash provided by operating activities	175,958	109,229

Cash flows from investing activities:

Capital expenditures	(79,832)	(88,134)
Proceeds from redemption of marketable securities	140,162	135,283
Purchase of marketable securities and investments	(193,527)	(12,472)
Acquisitions of businesses, net of cash acquired	(14,551)	(88,799)
Other, net	5,772	(6,858)
Net cash used in investing activities	(141,976)	(60,980)

Cash flows from financing activities:

Proceeds from issuance of debt	—	1,781
Repayment of debt	(903)	(794)
Exercise of stock-based compensation awards	78	—
Repurchase of common stock	(262,682)	(203,207)
Other, net	1,454	1,699
Net cash used in financing activities	(262,053)	(200,521)

Effect of exchange rate changes on cash and cash equivalents	(2,263)	1,944

Net decrease in cash and cash equivalents	(230,334)	(150,328)

Cash and cash equivalents at beginning of period	438,106	411,281

Cash and cash equivalents at end of period	$ 207,772	$ 260,953

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

As disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2011, inventories are valued at the lower of cost (first-in, first-out) or market.  Inventory is comprised of the following amounts:

	November 30,	May 31,
(In thousands)	2011	2011

Raw materials	$17,340	$16,900
Work in process	14,407	18,907
Finished goods	256,203	213,851
	$287,950	$249,658

Interim results are subject to variations and are not necessarily indicative of the results of operations for a full fiscal year.  In the opinion of management, adjustments (which include only normal recurring adjustments) necessary for a fair statement of the consolidated results of the interim periods shown have been made.

2.             New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued new guidance on the presentation of other comprehensive income. The new guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity and requires an entity to present either one continuous statement of net income and other comprehensive income or two separate, but consecutive, statements. This new guidance is effective for Cintas for the first quarter of the fiscal year ending May 31, 2013, and is to be applied retrospectively. Cintas does not expect the adoption of this guidance to have a material impact on its Consolidated Financial Statements.

In September 2011, the FASB issued new guidance with respect to the annual goodwill impairment test, which adds a qualitative assessment that allows companies to determine whether they need to perform the two-step impairment test. The objective of the guidance is to simplify how companies test goodwill for impairment and, more specifically, to reduce the cost and complexity of performing the goodwill impairment test. The guidance may change how the goodwill impairment test is performed, but should not change the timing or measurement of goodwill impairments.  The qualitative screen is effective for companies with fiscal years beginning after December 15, 2011. Early adoption is permitted for all companies.  Cintas will consider the new guidance in performing its annual goodwill impairment test when appropriate.

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

All financial instruments that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the consolidated balance sheet date.  These financial instruments measured at fair value on a recurring basis are summarized below:

(In thousands)	As of November 30, 2011
	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$ 207,772	$—	$—	$207,772
Marketable securities:
Canadian treasury securities	121,829	8,004	—	129,833
Accounts receivable, net	—	31	—	31
Total assets at fair value	$ 329,601	$8,035	$—	$337,636

Current accrued liabilities	$ —	$511	$—	$511
Total liabilities at fair value	$ —	$511	$—	$511

CINTAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(In thousands)	As of May 31, 2011
	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$ 438,106	$ —	$ —	$ 438,106
Marketable securities:
Canadian treasury securities	61,142	26,078	—	87,220
Total assets at fair value	$ 499,248	$ 26,078	$ —	$ 525,326

Current accrued liabilities	$ —	$ 869	$ —	$ 869
Total liabilities at fair value	$ —	$ 869	$ —	$ 869

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

The funds invested in Canadian marketable securities are not presently expected to be repatriated, but instead are expected to be invested indefinitely in foreign subsidiaries. However, Cintas may consider repatriating if warranted from a tax perspective.  Interest, realized gains and losses and declines in value determined to be other than temporary on available-for-sale securities are included in interest income or expense. The cost of the securities sold is based on the specific identification method. The amortized cost basis of the marketable securities as of November 30, 2011 and May 31, 2011 was $129.8 million and $87.3 million, respectively. All contractual maturities are due within one year.

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

4.             Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Cintas’ common shares:

(In thousands except per share data)	Three Months Ended		Six Months Ended

	November 30,		November 30,
	2011	2010	2011	2010

Basic Earnings per Share
Net income	$ 74,350	$ 55,866	$142,988	$ 117,143

Less dividends to:
Common shares	$ 70,055	$ 71,197	$ 70,055	$ 71,197
Unvested shares	765	683	765	683
Total dividends	$ 70,820	$ 71,880	$ 70,820	$ 71,880

Undistributed net income (loss)	$ 3,530	$ (16,014)	$ 72,168	$ 45,263

Less: net income (loss) allocated to participating unvested securities	21	(74)	448	204

Net income (loss) available to common shareholders	$ 3,509	$ (15,940)	$ 71,720	$ 45,059

Basic weighted average common shares outstanding	129,727	145,511	130,522	148,856

Basic earnings per share:
Common shares – distributed earnings	$ 0.54	$ 0.49	$ 0.54	$ 0.49
Common shares – undistributed earnings	0.03	(0.11)	0.55	0.29
Total common shares	$ 0.57	$ 0.38	$ 1.09	$ 0.78

Unvested shares - distributed earnings	$ 0.54	$ 0.49	$ 0.54	$ 0.49
Unvested shares - undistributed earnings	0.03	(0.11)	0.55	0.29
Total unvested shares	$ 0.57	$ 0.38	$ 1.09	$ 0.78

CINTAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(In thousands except per share data)	Three Months Ended		Six Months Ended

	November 30,		November 30,
	2011	2010	2011	2010

Diluted Earnings per Share
Net income	$ 74,350	$ 55,866	$142,988	$ 117,143

Less dividends to:
Common shares	$ 70,055	$ 71,197	$ 70,055	$ 71,197
Unvested shares	765	683	765	683
Total dividends	$ 70,820	$ 71,880	$ 70,820	$ 71,880

Undistributed net income (loss)	$ 3,530	$ (16,014)	$ 72,168	$ 45,263

Less: net income (loss) allocated to participating unvested securities	21	(74)	448	204

Net income (loss) available to common shareholders	$ 3,509	$ (15,940)	$ 71,720	$ 45,059

Basic weighted average common shares outstanding	129,727	145,511	130,522	148,856

Effect of dilutive securities – employee stock options	13	----	21	----

Diluted weighted average common shares outstanding	129,740	145,511	130,543	148,856

Diluted earnings per share:
Common shares – distributed earnings	$ 0.54	$ 0.49	$ 0.54	$ 0.49
Common shares – undistributed earnings	0.03	(0.11)	0.55	0.29
Total common shares	$ 0.57	$ 0.38	$ 1.09	$ 0.78

Unvested shares - distributed earnings	$ 0.54	$ 0.49	$ 0.54	$ 0.49
Unvested shares - undistributed earnings	0.03	(0.11)	0.55	0.29
Total unvested shares	$ 0.57	$ 0.38	$ 1.09	$ 0.78

For the three months ended November 30, 2011 and 2010, 3.3 million and 3.5 million options granted to purchase shares of Cintas common stock were excluded from the computation of diluted earnings per share, respectively.  For the six months ended November 30, 2011 and 2010, 2.6 million and 3.9 million options granted to purchase shares of Cintas common stock were excluded from the computation of diluted earnings per share, respectively.  The exercise prices of these options were greater than the average market price of the common stock (anti-dilutive).

On October 26, 2010, we announced that the Board of Directors authorized an additional $500.0 million share buyback program at market prices.  We completed the October 26, 2010 share buyback program by purchasing 8.1 million shares of Cintas common stock in June and July 2011 for an aggregate purchase price of $259.5 million.  From the inception of the October 26, 2010 share buyback program through July 29, 2011, Cintas purchased a total of 15.8 million shares of Cintas common stock at an average price of $31.70 per share for a total aggregate purchase price of $500.0 million.  On October 18, 2011, we announced that the Board of Directors authorized a new $500.0 million share buyback program at market prices.  This new share buyback program does not have an expiration date, and purchases will be made at the discretion of the Board of Directors.

CINTAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

5.             Goodwill, Service Contracts and Other Assets

Changes in the carrying amount of goodwill and service contracts for the six months ended November 30, 2011, by operating segment, are as follows:

	Rental		First Aid,
	Uniforms &	Uniform	Safety &
	Ancillary	Direct	Fire	Document
	Products	Sales	Protection	Management	Total
Goodwill (in thousands)
Balance as of June 1, 2011	$943,177	$23,995	$192,944	$327,766	$1,487,882

Goodwill acquired/adjusted	980	—	(697)	(458)	(175)

Foreign currency translation	(985)	(33)	—	(3,054)	(4,072)

Balance as of November 30, 2011	$943,172	$23,962	$192,247	$324,254	$1,483,635

	Rental		First Aid,
	Uniforms &	Uniform	Safety &
	Ancillary	Direct	Fire	Document
	Products	Sales	Protection	Management	Total
Service Contracts (in thousands)
Balance as of June 1, 2011	$ 44,628	$ —	$ 35,878	$ 21,806	$ 102,312

Service contracts acquired	—	—	164	860	1,024

Service contracts amortization	(7,218)	—	(3,684)	(3,830)	(14,732)

Foreign currency translation	(1,381)	—	—	(562)	(1,943)

Balance as of November 30, 2011	$ 36,029	$ —	$ 32,358	$ 18,274	$ 86,661

CINTAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Information regarding Cintas’ service contracts and other assets is as follows:

	As of November 30, 2011
	Carrying	Accumulated
(In thousands)	Amount	Amortization	Net

Service contracts	$379,021	$292,360	$ 86,661

Noncompete and consulting agreements	$ 75,790	$ 67,330	$ 8,460
Investments(1)	88,469	—	88,469
Other	23,066	5,511	17,555

Total	$187,325	$ 72,841	$114,484

	As of May 31, 2011
	Carrying	Accumulated
(In thousands)	Amount	Amortization	Net

Service contracts	$379,967	$277,655	$102,312

Noncompete and consulting agreements	$ 76,091	$ 63,982	$ 12,109
Investments(1)	84,197	—	84,197
Other	23,135	4,690	18,445

Total	$183,423	$ 68,672	$114,751

(1)    Investments at November 30, 2011, include the cash surrender value of insurance policies of $54.8 million, equity method investments of $30.8 million and cost method investments of $2.9 million. Investments at May 31, 2011, include the cash surrender value of insurance policies of $51.1 million, equity method investments of $30.2 million and cost method investments of $2.9 million.

Amortization expense was $20.1 million and $21.2 million for the six months ended November 30, 2011 and 2010, respectively.  Estimated amortization expense, excluding any future acquisitions, for each of the next five years is $37.9 million, $21.1 million, $17.6 million, $14.8 million and $9.6 million, respectively.

Investments recorded using the cost method are evaluated for impairment on an annual basis or when indicators of impairment are identified.  For the six months ended November 30, 2011 and 2010, no losses due to impairment were recorded.

CINTAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

6.             Debt, Derivatives and Hedging Activities

Cintas’ commercial paper program has a capacity of $300.0 million that is fully supported by a backup revolving credit facility through a credit agreement with its banking group.  This revolving credit facility has an accordion feature that allows for a maximum borrowing capacity of $450.0 million.  The revolving credit facility was amended on October 7, 2011, to extend the maturity date from September 26, 2014 to October 6, 2016, to improve the applicable margin used to calculate the interest rate payable on any outstanding loans and the facility fee payable under the agreement and to replace the financial covenant regarding Cintas’ net funded indebtedness to total capitalization with a requirement to maintain a leverage ratio of consolidated indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (debt to EBITDA) of no more than 3.5 to 1.0. We believe this program, along with cash generated from operations, will be adequate to provide necessary funding for our future cash requirements.  No commercial paper or borrowings under our revolving credit facility were outstanding as of November 30, 2011 or May 31, 2011.

Cintas used interest rate lock agreements to hedge against movements in the treasury rates at the time Cintas issued its senior notes in fiscal 2002, fiscal 2007, fiscal 2008 and fiscal 2011.  The amortization of the interest rate lock agreements resulted in an increase to other comprehensive income of $0.4 million and $0.2 million for the three months ended November 30, 2011 and 2010, respectively, and $0.8 million and $0.4 million for the six months ended November 30, 2011 and November 30, 2010, respectively.

To hedge the exposure of movements in the foreign currency rates, Cintas uses foreign currency hedges.  These hedges would reduce the impact on cash flows from movements in the foreign currency exchange rates.  Examples of foreign currency hedge instruments that Cintas may use are average rate options and forward contracts.  Cintas had average rate options included in accounts receivable, net of less than $0.1 million as of November 30, 2011, but did not have average rate options included in accounts receivable, net at May 31, 2011.  Cintas also had average rate options and forward contracts outstanding, included in current accrued liabilities, of $0.5 million and $0.9 million at November 30, 2011 and May 31, 2011, respectively. There were no costs related to the average rate options that settled during the three months ended November 30, 2011.  The average rate options that settled during the three months ended November 30, 2010, decreased foreign currency exchange costs by less than $0.1 million.  The average rate options increased foreign currency exchange costs by less than $0.1 million during the six months ended November 30, 2011, and decreased foreign currency exchange costs by less than $0.1 million during the six months ended November 30, 2010.

Cintas has certain covenants related to debt agreements. These covenants limit Cintas’ ability to incur certain liens, to engage in sale-leaseback transactions and to merge, consolidate or sell all or substantially all of Cintas’ assets. These covenants also require Cintas to maintain certain debt to EBITDA and interest coverage ratios. Cross-default provisions exist between certain debt instruments.  Cintas is in compliance with all of the significant debt covenants for all periods presented.  If a default of a significant covenant were to occur, the default could result in an acceleration of the maturity of the indebtedness, impair liquidity and limit the ability to raise future capital.

CINTAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

7.             Income Taxes

In the normal course of business, Cintas provides for uncertain tax positions and the related interest and adjusts its unrecognized tax benefits and accrued interest accordingly.  During the three months ended November 30, 2011, unrecognized tax benefits decreased by approximately $0.3 million and accrued interest increased by approximately $0.5 million.  During the six months ended November 30, 2011, unrecognized tax benefits decreased by approximately $0.1 million and accrued interest increased by approximately $1.6 million.

All U.S. federal income tax returns are closed to audit through fiscal 2008.  Cintas is currently in advanced stages of audits in certain foreign jurisdictions and certain domestic states. The years under audit cover fiscal years back to 2004.  Based on the resolution of the various audits, it is reasonably possible that the balance of unrecognized tax benefits could decrease by $11.6 million for the fiscal year ending May 31, 2012.

On December 23, 2011, the U.S. Department of the Treasury and the Internal Revenue Service issued temporary regulations (Regulations Section 2011-14) that provide guidance on amounts paid to improve tangible property. These regulations also provide guidance on amounts paid to acquire or produce tangible property, as well as guidance regarding the disposition of property.  Cintas is currently reviewing these regulations to determine the effect, if any, on Cintas’ financial statements.

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

(In thousands)	Three Months Ended		Six Months Ended

	November 30,		November 30,
	2011	2010	2011	2010

Net income	$ 74,350	$ 55,866	$142,988	$117,143

Other comprehensive income:
Foreign currency translation adjustment	(20,764)	10,025	(20,546)	13,374
Change in fair value of derivatives*	27	(19)	181	(625)
Amortization of interest rate lock agreements	377	191	754	383
Change in fair value of available-for-sale securities**	7	1	25	28

Comprehensive income	$ 53,997	$ 66,064	$123,402	$130,303

*

Net of less than $0.1 million of tax expense and less than $0.1 million of tax benefit for the three months ended November 30, 2011 and November 30, 2010, respectively. Net of $0.1 million of tax expense and net of $0.4 million of tax benefit for the six months ended November 30, 2011 and November 30, 2010, respectively.

**

Net of less than $0.1 million of tax expense for both the three months ended November 30, 2011 and November 30, 2010, respectively. Net of less than $0.1 million of tax expense for both the six months ended November 30, 2011 and November 30, 2010, respectively.

CINTAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

Cintas evaluates the performance of each operating segment based on several factors of which the primary financial measures are operating segment revenue and income before income taxes.  The accounting policies of the operating segments are the same as those described in Note 1 entitled Basis of Presentation.  Information related to the operations of Cintas’ operating segments is set forth below:

	Rental		First Aid,
	Uniforms &	Uniform	Safety &
	Ancillary	Direct	Fire	Document
(In thousands)	Products	Sales	Protection	Management	Corporate	Total
For the three months ended November 30, 2011
Revenue	$ 722,789	$111,946	$101,687	$ 82,704	$ —	$1,019,126
Income (loss) before
income taxes	$ 104,477	$ 13,242	$ 8,962	$ 6,004	$(17,325)	$ 115,360

For the three months ended November 30, 2010
Revenue	$ 657,847	$108,789	$ 93,315	$ 76,615	$ ----	$ 936,566
Income (loss) before
income taxes	$ 78,112	$ 13,279	$ 5,107	$ 5,846	$(11,767)	$ 90,577

As of and for the six months ended November 30, 2011
Revenue	$1,442,212	$213,648	$205,430	$175,016	$ —	$2,036,306
Income (loss) before
income taxes	$ 203,895	$ 21,649	$ 17,345	$ 18,370	$(34,294)	$ 226,965

Total assets	$2,570,095	$390,475	$364,461	$552,676	$337,605	$4,215,312

As of and for the six months ended November 30, 2010
Revenue	$1,315,411	$207,569	$186,849	$150,641	$ ----	$1,860,470
Income (loss) before
income taxes	$ 156,330	$ 23,126	$ 8,885	$ 14,249	$(23,463)	$ 179,127

Total Assets	$2,434,313	$262,810	$360,908	$585,687	$284,577	$3,928,295

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

Condensed consolidating financial statements for Cintas, Corp. 2, the subsidiary guarantors and non-guarantors are presented on the following pages:

CONDENSED CONSOLIDATING INCOME STATEMENT

THREE MONTHS ENDED NOVEMBER 30, 2011

(In thousands)

						Cintas

	Cintas		Subsidiary	Non-		Corporation

	Corporation	Corp. 2	Guarantors	Guarantors	Eliminations	Consolidated

Revenue:
Rental uniforms and ancillary products	$—	$558,143	$141,673	$51,276	$(28,303)	$722,789
Other services	—	367,926	14,511	28,838	(114,938)	296,337
Equity in net income of affiliates	74,350	—	—	—	(74,350)	—

	74,350	926,069	156,184	80,114	(217,591)	1,019,126

Costs and expenses (income):
Cost of rental uniforms and ancillary products	—	356,105	83,939	35,270	(65,067)	410,247
Cost of other services	—	236,673	3,794	18,305	(79,690)	179,082
Selling and administrative expenses	—	266,206	7,402	26,181	(2,677)	297,112

Operating income	74,350	67,085	61,049	358	(70,157)	132,685

Interest income	—	(77)	(111)	(215)	—	(403)
Interest expense (income)	—	17,813	(433)	348	—	17,728

Income before income taxes	74,350	49,349	61,593	225	(70,157)	115,360
Income taxes	—	18,231	22,753	36	(10)	41,010

Net income	$74,350	$31,118	$38,840	$189	$(70,147)	$74,350

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

CONDENSED CONSOLIDATING INCOME STATEMENT

SIX MONTHS ENDED NOVEMBER 30, 2011

(In thousands)

						Cintas

	Cintas		Subsidiary	Non-		Corporation

	Corporation	Corp. 2	Guarantors	Guarantors	Eliminations	Consolidated

Revenue:
Rental uniforms and ancillary products	$—	$1,111,891	$283,588	$103,859	$(57,126)	$1,442,212
Other services	—	725,658	31,672	58,640	(221,876)	594,094
Equity in net income of affiliates	142,988	—	—	—	(142,988)	—

	142,988	1,837,549	315,260	162,499	(421,990)	2,036,306

Costs and expenses (income):
Cost of rental uniforms and ancillary products	—	702,881	168,291	71,179	(128,698)	813,653
Cost of other services	—	457,505	1,734	36,130	(141,553)	353,816
Selling and administrative expenses	—	541,823	23,397	48,465	(6,107)	607,578

Operating income	142,988	135,340	121,838	6,725	(145,632)	261,259

Interest income	—	(157)	(238)	(373)	—	(768)
Interest expense (income)	—	35,589	(881)	354	—	35,062

Income before income taxes	142,988	99,908	122,957	6,744	(145,632)	226,965
Income taxes	—	36,897	45,409	1,683	(12)	83,977

Net income	$142,988	$63,011	$77,548	$5,061	$(145,620)	$142,988

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

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF NOVEMBER 30, 2011

(In thousands)

						Cintas

	Cintas		Subsidiary	Non-		Corporation

	Corporation	Corp. 2	Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$44,770	$134,899	$28,103	$—	$207,772
Marketable securities	—	—	—	129,833	—	129,833
Accounts receivable, net	—	326,852	80,559	39,939	—	447,350
Inventories, net	—	247,125	21,697	11,494	7,634	287,950
Uniforms and other rental items in service	—	325,229	91,896	34,355	(29,467)	422,013
Income taxes, current (receivable)	—	(7,644)	(1,823)	22,042	—	12,575
Deferred tax asset (liability)	—	535	58,354	(2,882)	—	56,007
Prepaid expenses and other	—	6,712	18,210	3,446	—	28,368
Total current assets	—	943,579	403,792	266,330	(21,833)	1,591,868

Property and equipment, at cost, net	—	584,612	274,327	79,725	—	938,664

Goodwill	—	—	1,416,751	66,884	—	1,483,635
Service contracts, net	—	80,491	488	5,682	—	86,661
Other assets, net	1,598,151	1,628,467	2,337,009	397,428	(5,846,571)	114,484
	$1,598,151	$3,237,149	$4,432,367	$816,049	$(5,868,404)	$4,215,312

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts (receivable) payable	$(465,247)	$(380,996)	$899,280	$20,080	$38,019	$111,136
Accrued compensation and related liabilities	—	44,820	15,340	4,212	—	64,372
Accrued liabilities	—	56,210	246,649	16,102	—	318,961
Long-term debt due within one year	—	225,863	(131)	—	—	225,732
Total current liabilities	(465,247)	(54,103)	1,161,138	40,394	38,019	720,201

Long-term liabilities:
Long-term debt due after one year	—	1,069,144	(11,399)	1,745	—	1,059,490
Deferred (credit) income taxes	—	(6)	188,875	5,563	—	194,432
Accrued liabilities	—	—	137,849	721	—	138,570
Total long-term liabilities	—	1,069,138	315,325	8,029	—	1,392,492

Total shareholders’ equity	2,063,398	2,222,114	2,955,904	767,626	(5,906,423)	2,102,619
	$1,598,151	$3,237,149	$4,432,367	$816,049	$(5,868,404)	$4,215,312

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

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED NOVEMBER 30, 2011

(In thousands)

						Cintas
	Cintas		Subsidiary	Non-		Corporation
	Corporation	Corp. 2	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$142,988	$63,011	$77,548	$5,061	$(145,620)	$142,988
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	—	47,021	23,527	6,374	—	76,922
Amortization of deferred charges	—	17,305	205	2,594	—	20,104
Stock-based compensation	9,756	—	—	—	—	9,756
Deferred income taxes	—	—	(12,396)	629	—	(11,767)
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	—	(14,793)	(4,301)	(1,756)	—	(20,850)
Inventories, net	—	(42,583)	3,246	790	(721)	(39,268)
Uniforms and other rental items in service	—	(22,332)	(9,748)	(903)	3,353	(29,630)
Prepaid expenses and other	—	(974)	(4,476)	322	—	(5,128)
Accounts payable	—	(51,087)	42,294	10,636	—	1,843
Accrued compensation and related liabilities	—	(10,318)	(4,813)	(183)	—	(15,314)
Accrued liabilities	—	4,485	25,936	(4,919)	804	26,306
Income taxes payable	—	8,586	10,178	1,232	—	19,996

Net cash provided by (used in) operating activities	152,744	(1,679)	147,200	19,877	(142,184)	175,958

Cash flows from investing activities:
Capital expenditures	—	(50,166)	(23,731)	(5,935)	—	(79,832)
Proceeds from redemption of marketable securities	—	—	—	140,162	—	140,162
Purchase of marketable securities and investments	—	(1,282)	(33,394)	(189,255)	30,404	(193,527)
Acquisitions of businesses, net of cash acquired	—	(9,831)	(65)	(4,655)	—	(14,551)
Other, net	109,311	52,721	(268,817)	(27)	112,584	5,772

Net cash provided by (used in) investing activities	109,311	(8,558)	(326,007)	(59,710)	142,988	(141,976)

Cash flows from financing activities:
Repayment of debt	—	(522)	423	—	(804)	(903)
Exercise of stock-based compensation awards	78	—	—	—	—	78
Repurchase of common stock	(262,682)	—	—	—	—	(262,682)
Other, net	549	754	—	151	—	1,454

Net cash (used in) provided by financing activities	(262,055)	232	423	151	(804)	(262,053)

Effect of exchange rate changes on cash and cash equivalents	—	(182)	—	(2,081)	—	(2,263)

Net decrease in cash and cash equivalents	—	(10,187)	(178,384)	(41,763)	—	(230,334)
Cash and cash equivalents at beginning of period	—	54,957	313,283	69,866	—	438,106
Cash and cash equivalents at end of period	$—	$44,770	$134,899	$28,103	$—	$207,772

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

SIX MONTHS ENDED NOVEMBER 30, 2010

(In thousands)

						Cintas
	Cintas		Subsidiary	Non-		Corporation
	Corporation	Corp. 2	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$117,143	$29,714	$92,212	$101,626	$(223,552)	$117,143
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	—	46,558	22,383	5,622	—	74,563
Amortization of deferred charges	—	18,889	339	1,954	—	21,182
Stock-based compensation	5,799	—	—	----	—	5,799
Deferred income taxes	—	—	(6,731)	454	—	(6,277)
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	—	(19,216)	(4,368)	(4,190)	—	(27,774)
Inventories, net	—	(26,531)	(11,933)	(1,166)	792	(38,838)
Uniforms and other rental items in service	—	(26,556)	(6,073)	(3,597)	5,587	(30,639)
Prepaid expenses and other	—	188	(2,648)	(2,066)	—	(4,526)
Accounts payable	—	75,896	(73,488)	17,357	—	19,765
Accrued compensation and related liabilities	—	(4,480)	(9,151)	173	—	(13,458)
Accrued liabilities	—	(4,734)	(7,863)	1,711	820	(10,066)
Income taxes payable (receivable)	—	9,553	(1,076)	(6,122)	—	2,355

Net cash provided by (used in) operating activities	122,942	99,281	(8,397)	111,756	(216,353)	109,229

Cash flows from investing activities:
Capital expenditures	—	(38,392)	(43,862)	(5,880)	—	(88,134)
Proceeds from redemption of marketable securities	—	—	21,769	113,514	—	135,283
Purchase of marketable securities and investments	—	(17,693)	(43,794)	—	49,015	(12,472)
Acquisitions of businesses, net of cash acquired	—	(56,875)	—	(31,924)	—	(88,799)
Other	80,265	21,107	(176,860)	(99,528)	168,158	(6,858)

Net cash provided by (used in) investing activities	80,265	(91,853)	(242,747)	(23,818)	217,173	(60,980)

Cash flows from financing activities:
Proceeds from issuance of debt	—	—	1,781	—	—	1,781
Repayment of debt	—	(495)	521	—	(820)	(794)
Repurchase of common stock	(203,207)	—	—	—	—	(203,207)
Other	—	383	—	1,316	—	1,699

Net cash (used in) provided by financing activities	(203,207)	(112)	2,302	1,316	(820)	(200,521)

Effect of exchange rate changes on cash and cash equivalents	—	166	—	1,778	—	1,944

Net increase (decrease) in cash and cash equivalents	—	7,482	(248,842)	91,032	—	(150,328)
Cash and cash equivalents at beginning of period	—	34,905	339,701	36,675	—	411,281
Cash and cash equivalents at end of period	$—	$42,387	$90,859	$127,707	$—	$260,953

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

RESULTS OF OPERATIONS

Cintas classifies its businesses into four operating segments based on the types of products and services provided.  The Rental Uniforms and Ancillary Products operating segment consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items.  In addition to these rental items, restroom cleaning services and supplies and carpet and tile cleaning services are also provided within this operating segment.  The Uniform Direct Sales operating segment consists of the direct sale of uniforms and related items and branded promotional products.  The First Aid, Safety and Fire Protection Services operating segment consists of first aid, safety and fire protection products and services.  The Document Management Services operating segment consists of document destruction, document imaging and document retention services.  Revenue and income before income taxes for each of these operating segments for the three and six months ended November 30, 2011 and 2010, are presented in Note 10 entitled Segment Information of “Notes to Consolidated Condensed Financial Statements.”

Consolidated Results

Three Months Ended November 30, 2011 Compared to Three Months Ended November 30, 2010

Total revenue increased 8.8% for the three months ended November 30, 2011, over the same period in the prior fiscal year from $936.6 million to $1,019.1 million.  The increase primarily resulted from an organic (excludes the impact of acquisitions) increase in revenue of 7.0%.  The remaining 1.8% increase represents growth derived through acquisitions in our Document Management Services operating segment, our First Aid, Safety and Fire Protection Services operating segment and our Rental Uniforms and Ancillary Products operating segment.

Rental Uniforms and Ancillary Products operating segment revenue increased 9.9% for the three months ended November 30, 2011, over the same period in the prior fiscal year from $657.8 million to $722.8 million.  Other services revenue, consisting of revenue from the reportable operating segments of Uniform Direct Sales, First Aid, Safety and Fire Protection Services and Document Management Services, increased 6.3% for the three months ended November 30, 2011, over the same period in the prior fiscal year from $278.7 million to $296.3 million.  The increase in Other Services revenue primarily resulted from an organic increase of 5.0%.  The remaining 1.3% increase represents growth derived through acquisitions in our Document Management Services operating segment and our First Aid, Safety and Fire Protection Services operating segment.  The positive organic growth for Other Services revenue for the quarter was primarily the result of a 7.8% increase in First Aid, Safety and Fire Protection Services operating segment revenue and a 4.6% increase in Document Management Services operating segment revenue.

Cost of rental uniforms and ancillary products consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other ancillary items.  Cost of rental uniforms and ancillary products increased $32.8 million, or 8.7%, for the three months ended November 30, 2011, compared to the three months ended November 30, 2010.  This increase was due to higher Rental Uniforms and Ancillary Products operating segment sales volume.

Cost of other services consists primarily of cost of goods sold (predominantly uniforms and first aid products), delivery expenses and distribution expenses in the Uniform Direct Sales operating segment, the First Aid, Safety and Fire Protection Services operating segment and the Document Management Services operating segment.  Cost of other services increased $10.6 million, or 6.3%, for the three months ended November 30, 2011, compared to the three months ended November 30, 2010.  This increase was primarily due to increased Other Services sales volume.

Selling and administrative expenses increased $8.8 million, or 3.1%, for the three months ended November 30, 2011, compared to the three months ended November 30, 2010, due to increases in labor and other employee-partner related expenses.  However, selling and administrative expenses as a percent of revenue, at 29.2%, decreased 160 basis points compared to the second quarter of the prior fiscal year due to improvements in sales representative productivity and cost control initiatives.

Net interest expense (interest expense less interest income) was $17.3 million for the three months ended November 30, 2011, compared to $11.8 million for the three months ended November 30, 2010.  This increase was due to the increased interest cost associated with the issuance of $500 million of senior notes in the fourth quarter of fiscal 2011.

Cintas’ effective tax rate decreased to 35.5% for the three months ended November 30, 2011, compared to 38.3% for the prior year period.  The lower rate during the second quarter of the current fiscal year was due to the impact of the closure of several tax audits during the three months ended November 30, 2011.

Net income increased $18.5 million, or 33.1%, for the three months ended November 30, 2011, from the same period in the prior fiscal year.  This increase was primarily due to revenue increasing at a faster rate of 8.8% compared to a 6.3% increase in operating expenses.  Revenue grew at a faster rate primarily due to improvements in sales representative productivity and improved customer retention.  Diluted earnings per share were $0.57 for the three months ended November 30, 2011, which was an increase of 50.0% compared to the same period in the prior fiscal year.  The increase in diluted earnings per share is higher than the increase in net income due to a decrease in weighted average common stock outstanding from

Cintas purchasing 8.1 million shares of its common stock under the October 26, 2010 share buyback program during the three months ended August 31, 2011.  This share buyback completed the authorized share purchases under the October 26, 2010 share buyback program.

Rental Uniforms and Ancillary Products Operating Segment

Three Months Ended November 30, 2011 Compared to Three Months Ended November 30, 2010

As discussed above, Rental Uniforms and Ancillary Products operating segment revenue increased from $657.8 million to $722.8 million, or 9.9%, and the cost of rental uniforms and ancillary products increased $32.8 million, or 8.7%. The operating segment’s gross margin was $312.5 million, or 43.2% of revenue.  This gross margin percent of revenue of 43.2% was 60 basis points higher than the prior fiscal year’s second quarter of 42.6%.  This increase is due to an increase in revenue as a result of improvements in sales representative productivity and improved capacity utilization.

Selling and administrative expenses as a percent of revenue, at 28.8%, decreased 190 basis points compared to the second quarter of the prior fiscal year.  This decrease is primarily due to higher Rental Uniforms and Ancillary Products operating segment revenue from greater sales representative productivity than the second quarter of the prior fiscal year.

Income before income taxes increased $26.4 million to $104.5 million for the Rental Uniforms and Ancillary Products operating segment for the quarter compared to the same quarter last fiscal year.  Income before income taxes was 14.5% of the operating segment’s revenue, which is a 260 basis point increase compared to the second quarter of the prior fiscal year.  This improvement is primarily due to revenue increasing at a faster rate of 9.9% compared to a 6.7% increase in operating expenses.  Revenue grew at a faster rate due primarily to improvements in sales representative productivity and improved customer retention.

Uniform Direct Sales Operating Segment

Three Months Ended November 30, 2011 Compared to Three Months Ended November 30, 2010

Uniform Direct Sales operating segment revenue increased from $108.8 million to $111.9 million, or 2.9%, for the three months ended November 30, 2011, over the same quarter in the prior fiscal year due to increased customer orders for uniforms.

Cost of uniform direct sales increased $2.6 million, or 3.4%, for the three months ended November 30, 2011, due to increased Uniform Direct Sales operating segment sales volume.  The gross margin as a percent of revenue was 29.6% for the quarter ended November 30, 2011, which is a 30 basis point decrease compared to the gross margin percentage of 29.9% in the same quarter of the prior fiscal year.  This decrease was primarily due to increased garment material costs due to higher cotton prices.

Selling and administrative expenses as a percent of revenue, at 17.8%, increased 10 basis points or $0.6 million for the three months ended November 30, 2011, which is consistent, compared to the same period in the prior fiscal year.

Income before income taxes was consistent for the Uniform Direct Sales operating segment for the quarter ended November 30, 2011, at $13.2 million.  Income before income taxes was 11.8% of the operating segment’s revenue compared to 12.2% for the same quarter last fiscal year.  This decrease in income before income taxes is primarily due to cost of uniform direct sales increasing at a greater rate than revenue based on the factors noted above.

First Aid, Safety and Fire Protection Services Operating Segment

Three Months Ended November 30, 2011 Compared to Three Months Ended November 30, 2010

First Aid, Safety and Fire Protection Services operating segment revenue increased from $93.3 million to $101.7 million, or 9.0%, for the three months ended November 30, 2011.  The increase primarily resulted from an organic increase of 7.8% due to improvements in sales representative productivity and improved customer retention.  The remaining 1.2% increase represents growth through acquisitions.

Cost of first aid, safety and fire protection services increased $2.9 million, or 5.3%, for the three months ended November 30, 2011.  Gross margin for the First Aid, Safety and Fire Protection Services operating segment is defined as revenue less cost of goods, warehouse expenses, service expenses and training expenses.  The gross margin as a percent of revenue was 43.1% for the quarter ended November 30, 2011, which is a 200 basis point increase compared to the gross margin percentage of 41.1% in the second quarter of the prior fiscal year.  This increase is due to an increase in revenue for the reasons noted above and improved capacity utilization from the higher revenue levels.

Selling and administrative expenses increased $1.6 million compared to the second quarter of the prior fiscal year, primarily due to an increase in labor and other employee-partner related expenses.  However, selling and administrative expenses as a percent of revenue, at 34.3%, decreased 130 basis points compared to the second quarter of the prior fiscal year.  Revenue grew at a faster rate than selling and administrative expenses due to improvements in sales representative productivity and cost control initiatives.

Income before income taxes for the First Aid, Safety and Fire Protection Services operating segment increased $3.9 million to $9.0 million for the three months ended November 30, 2011.  Income before income taxes was 8.8% of the operating segment’s revenue, compared to 5.5% in last fiscal year’s second quarter.  This increase is primarily due to the increase in revenue and improved capacity utilization from the higher revenue levels.

Document Management Services Operating Segment

Three Months Ended November 30, 2011 Compared to Three Months Ended November 30, 2010

Document Management Services operating segment revenue increased from $76.6 million to $82.7 million, or 7.9%, for the quarter ended November 30, 2011, over the same quarter in the prior fiscal year.  The increase primarily resulted from an organic increase of 4.6%.  The organic increase is primarily due to the sale of destruction services to new customers and an increase in recycled paper revenue.  Acquisitions accounted for revenue growth of 3.3%.  The rate of growth in this segment decelerated during the quarter ended November 30, 2011, compared to the quarter ended August 31, 2011, due to a steep decline in recycled paper prices and the difficult economic environment in Europe.  This operating segment derives a portion of its revenue from the sale of shredded paper to paper recyclers.  The average price of recycled paper for the second quarter was approximately 16% below the average for the first quarter ended August 31, 2011.  The difficult European economic environment resulted in a decrease to our European Document Management revenue of 7.5% to $9.9 million.

Cost of document management services increased $5.2 million, or 13.8%, for the three months ended November 30, 2011, due to increased Document Management Services operating segment volume.  Gross margin for the Document Management Services operating segment is defined as revenue less production and service costs.  The gross margin as a percent of revenue was 48.8% for the quarter ended November 30, 2011, which is a 260 basis point decrease compared to the gross margin percentage of 51.4% in the second quarter of the prior fiscal year.  This decrease is due to an increase in energy related costs of 120 basis points for the quarter ended November 30, 2011, over the same quarter in the prior fiscal year and the effect of the difficult European economic environment on our European operations.  The European Document Management gross margin decreased by 390 basis points, or $0.8 million, for the three months ended November 30, 2011 compared to the three months ended November 30, 2010.

Selling and administrative expenses increased $0.8 million compared to the same quarter in the prior fiscal year primarily due to an increase in labor and other employee-partner related expenses.  However, these expenses as a percent of revenue, at 41.5%, decreased 230 basis points compared to the second quarter of the prior fiscal year.  This decrease is due to revenue growing at a faster rate than expenses due to cost control initiatives, lower bad debt expense and lower amortization expense related to acquisition related intangible assets.

Income before income taxes for the Document Management Services operating segment increased $0.2 million to $6.0 million for the three months ended November 30, 2011, compared to the same period in the prior fiscal year.  Income before income taxes as a percentage of the operating segment’s revenue decreased from 7.6% in last year’s second quarter to 7.3% for the quarter ended November 30, 2011, primarily as a result of the changes discussed previously to cost of document management services and selling and administrative expenses.

Consolidated Results

Six Months Ended November 30, 2011 Compared to Six Months Ended November 30, 2010

Total revenue increased 9.5% for the six months ended November 30, 2011, over the same period in the prior fiscal year from $1.9 billion to $2.0 billion.  The increase primarily resulted from an organic growth increase of 7.3%.  The remaining 2.2% increase represents growth derived through acquisitions in our Document Management Services operating segment, our First Aid, Safety and Fire Protection Services operating segment and our Uniform Rentals and Ancillary Products operating segment during the period.

Rental Uniforms and Ancillary Products operating segment revenue increased 9.6% for the six months ended November 30, 2011, over the same period in the prior fiscal year from $1.3 billion to $1.4 billion.  Other Services revenue, consisting of revenue from the reportable operating segments of Uniform Direct Sales, First Aid, Safety and Fire Protection Services and Document Management Services, increased 9.0% for the six months ended November 30, 2011, over the same period in the prior fiscal year from $545.1 million to $594.1 million.  The increase primarily resulted from an organic increase of 6.6%.  The remaining 2.4% increase represents growth derived through acquisitions in our Document Management Services operating segment and our First Aid, Safety and Fire Protection Services operating segment during the period.  The organic growth rate for the six months ended November 30, 2011, was primarily the result of a 10.2% increase in Document Management Services operating segment revenue and a 7.8% increase in First Aid, Safety and Fire Protection Services operating segment revenue.

Cost of rental uniforms and ancillary products consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other ancillary items.  Cost of rental uniforms and ancillary products increased $64.7 million, or 8.6%, for the six months ended November 30, 2011, compared to the six months ended November 30, 2010.  Higher Rental Uniforms and Ancillary Products operating segment volume resulted in an increase in the cost of rental uniforms and ancillary products.  In addition, energy related costs increased $7.1 million, or 20 basis points, compared to the six months ended November 30, 2010.

Cost of other services consists primarily of cost of goods sold (predominantly uniforms and first aid products), delivery expenses and distribution expenses in the Uniform Direct Sales operating segment, the First Aid, Safety and Fire Protection Services operating segment and the Document Management Services operating segment.  Cost of other services increased $26.7 million, or 8.1%, for the six months ended November 30, 2011, compared to the six months ended November 30, 2010.  This increase was primarily due to increased Other Services sales volume.

Selling and administrative expenses increased $25.8 million, or 4.4%, for the six months ended November 30, 2011, compared to the six months ended November 30, 2010, due to increases in labor and other employee-partner related expenses.  However, selling and administrative expenses as a percent of revenue, at 29.8%, decreased 150 basis points compared to the first half of the prior fiscal year due to improvements in sales representative productivity and cost control initiatives.

Net interest expense (interest expense less interest income) was $34.3 million for the six months ended November 30, 2011, compared to $23.5 million for the six months ended November 30, 2010.  This increase was due to the increased interest cost associated with the issuance of $500 million of senior notes in the fourth quarter of fiscal 2011.

Cintas’ effective tax rate increased to 37.0% for the six months ended November 30, 2011, compared to 34.6% for the prior year period.  The lower rate during the prior fiscal year period was due to the impact of the closure of certain tax audits during the six months ended November 30, 2010.

Net income increased $25.8 million, or 22.1%, for the six months ended November 30, 2011, from the same period in the prior fiscal year.  This increase was primarily due to revenue increasing at a faster rate of 9.5% compared to a 7.1% increase in operating expenses.  Revenue grew at a faster rate primarily due to improvements in sales representative productivity and improved customer retention.  Diluted earnings per share were $1.09 for the six months ended November 30, 2011, which was an increase of 39.7% compared to the same period in the prior fiscal year.  The increase in diluted earnings per share is higher than the increase in net income due to a decrease in weighted average common stock outstanding from Cintas purchasing 8.1 million shares of its common stock under the October 26, 2010 share buyback program during the three months ended August 31, 2011.  This share buyback completed the authorized share purchases under the October 26, 2010 share buyback program.

Rental Uniforms and Ancillary Products Operating Segment

Six Months Ended November 30, 2011 Compared to Six Months Ended November 30, 2010

As discussed above, Rental Uniforms and Ancillary Products operating segment revenue increased from $1.3 billion to $1.4 billion, or 9.6%, and the cost of rental uniforms and ancillary products increased $64.7 million, or 8.6%. The operating segment’s gross margin was $628.6 million, or 43.6% of revenue.  This gross margin percent of revenue of 43.6% was 50 basis points higher than the prior fiscal year’s 43.1%.  This increase is due to an increase in revenue as a result of improvements in sales representative productivity and improved capacity utilization, despite the increase in energy related costs of $7.1 million, or 20 basis points, compared to the six months ended November 30, 2010.

Selling and administrative expenses as a percent of revenue, at 29.4%, decreased 180 basis points compared to the same period of the prior fiscal year.  This decrease is primarily due to higher Rental Uniforms and Ancillary Products operating segment revenue from greater sales representative productivity than the first half of the prior fiscal year.

Income before income taxes increased $47.6 million to $203.9 million for the Rental Uniforms and Ancillary Products operating segment compared to the same period last fiscal year.  Income before income taxes was 14.1% of the operating segment’s revenue, which is a 220 basis point increase compared to the same period of the prior fiscal year.  This improvement is primarily due to revenue increasing at a faster rate of 9.6% compared to a 6.8% increase in operating expenses.  Revenue grew at a faster rate due primarily to improvements in sales representative productivity and improved customer retention.

Uniform Direct Sales Operating Segment

Six Months Ended November 30, 2011 Compared to Six Months Ended November 30, 2010

Uniform Direct Sales operating segment revenue increased from $207.6 million to $213.6 million, or 2.9%, for the six months ended November 30, 2011, over the same period in the prior fiscal year due to increased customer orders for uniforms.

Cost of uniform direct sales increased $6.3 million, or 4.4%, for the six months ended November 30, 2011, due to increased Uniform Direct Sales volume.  The gross margin as a percent of revenue was 29.1% for the six months ended November 30, 2011, which is a 100 basis point decrease compared to the gross margin percentage of 30.1% in the same period of the prior fiscal year.  This decrease was due to increased garment material costs due to higher cotton prices, higher freight costs on shipments from our distribution centers and higher energy related costs associated with our rental catalog service.

Selling and administrative expenses increased $1.2 million compared to the six months ended November 30, 2010. However, selling and administrative expenses remained consistent as a percent of revenue at 19.0% for the six months ended November 30, 2011 and 2010.

Income before income taxes decreased $1.5 million to $21.6 million for the Uniform Direct Sales operating segment for the six months ended November 30, 2011.  Income before income taxes was 10.1% of the operating segment’s revenue compared to 11.1% for the same period last fiscal year.  This decrease in income before income taxes is primarily due to cost of uniform direct sales increasing at a greater rate than revenue based on the factors noted above.

First Aid, Safety and Fire Protection Services Operating Segment

Six Months Ended November 30, 2011 Compared to Six Months Ended November 30, 2010

First Aid, Safety and Fire Protection Services operating segment revenue increased from $186.8 million to $205.4 million, or 9.9%, for the six months ended November 30, 2011.  The increase primarily resulted from an organic growth increase of 7.8% due to improvements in sales representative productivity and improved customer retention. The remaining 2.1% increase represents growth derived mainly through acquisitions.

Cost of first aid, safety and fire protection services increased $6.6 million, or 6.0%, for the six months ended November 30, 2011.  Gross margin for the First Aid, Safety and Fire Protection Services operating segment is defined as revenue less cost of goods, warehouse expenses, service expenses and training expenses.  The gross margin as a percent of revenue was 43.1% for the six months ended November 30, 2011, which is a 210 basis point increase compared to the gross margin percentage of 41.0% for the six months ended November 30, 2010.  This increase is due to an increase in revenue for the reasons noted above and improved capacity utilization from the higher revenue levels.

Selling and administrative expenses increased $3.5 million compared to the six months ended November 30, 2011, primarily due to an increase in labor and other employee-partner related expenses.  However, selling and administrative expenses as a percent of revenue, at 34.7%, decreased 150 basis points compared to the same period of the prior fiscal year.  Revenue grew at a faster rate than selling and administrative expenses due to improvements in sales representative productivity and cost control initiatives.

Income before income taxes for the First Aid, Safety and Fire Protection Services operating segment increased $8.5 million to $17.3 million for the six months ended November 30, 2011.  Income before income taxes was 8.4% of the operating segment’s revenue, compared to 4.8% in last fiscal year’s first six months.  This increase is primarily due to the increase in revenue and improved capacity utilization from the higher revenue levels.

Document Management Services Operating Segment

Six Months Ended November 30, 2011 Compared to Six Months Ended November 30, 2010

Document Management Services operating segment revenue increased from $150.6 million to $175.0 million, or 16.2%, for the six months ended November 30, 2011, over the same period in the prior fiscal year.  The increase primarily resulted from an organic growth increase of 10.2%.  The remaining 6.0% increase represents growth derived mainly through acquisitions.  This operating segment derives a portion of its revenue from the sale of shredded paper to paper recyclers. The average price from these paper sales increased by approximately 22% in the six months ended November 30, 2011, compared to the six months ended November 30, 2010, due to increased volume and increases in recycled paper prices.  This increase resulted in higher recycled paper revenue.

Cost of document management services increased $13.7 million, or 19.1%, for the six months ended November 30, 2011, due to increased Document Management Services operating segment volume.  Gross margin for the Document Management Services operating segment is defined as revenue less production and service costs.  The gross margin as a percent of revenue decreased from 52.3% for the six months ended November 30, 2010, to 51.1% for the six months ended November 30, 2011.  This decrease is due to an increase in energy related costs of 100 basis points for the six months ended November 30, 2011, over the same period in the prior fiscal year and the effect of the difficult European economic environment on our European operations.

Selling and administrative expenses increased $6.5 million compared to the six months ended November 30, 2010, primarily due to an increase in labor and other employee-partner related expenses.  However, these expenses as a percent of revenue, at 40.6%, decreased 230 basis points compared to the first six months of the prior fiscal year.  This decrease is due to the revenue growing at a faster rate than the expenses due to cost control initiatives, lower bad debt expense and lower amortization expense related to acquisition related intangible assets.

Income before income taxes for the Document Management Services operating segment increased $4.1 million to $18.4 million for the six months ended November 30, 2011, compared to the same period in the prior fiscal year.  Income before income taxes as a percentage of the operating segment’s revenue increased from 9.5% in last year’s first six months to 10.5% for the six months ended November 30, 2011, primarily as a result of the changes discussed previously to cost of document management services and selling and administrative expenses.

Liquidity and Capital Resources

The following is a summary of our cash flows and cash, cash equivalents and marketable securities as of and for the six months ended November 30:

(In thousands)	2011	2010

Net cash provided by operating activities	$175,958	$109,229
Net cash used in investing activities	$(141,976)	$(60,980)
Net cash used in financing activities	$(262,053)	$(200,521)

Cash and cash equivalents at the end of the period	$207,772	$260,953
Marketable securities at the end of the period	$129,833	$23,624

The cash and cash equivalents and marketable securities as of November 30, 2011, include $161.3 million that is located outside of the United States.  We expect to use these amounts to fund our international operations and international expansion activities.  However, Cintas may consider repatriating if warranted from a tax perspective. The marketable securities at November 30, 2011, consist of Canadian treasury securities.  We believe that our investment policy pertaining to marketable securities is conservative.  The criterion used in making investment decisions is the preservation of principal.

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

Net cash provided by operating activities was $176.0 million for the six months ended November 30, 2011, an increase of $66.7 million compared to the same period last fiscal year.  In addition to net income being higher, the change in accrued liabilities and the timing of income tax payments also had a positive impact of cash flows.  This timing is due to the nature of estimating future tax payments.

Net cash used in investing activities includes capital expenditures and cash paid for acquisitions of businesses.  Capital expenditures were $79.8 million and $88.1 million for the six months ended November 30, 2011 and 2010, respectively.  These capital expenditures primarily relate to expansion efforts in Rental Uniforms and Ancillary Products and Document Management Services operating segments and to our enterprise-wide system conversion.  Capital expenditures for the six months ended November 30, 2011, included $21.0 million for the Rental Uniforms and Ancillary Products operating segment and $9.5 million for the Document Management Services operating segment.  Cash paid for acquisitions of businesses was $14.6 million and $88.8 million for the six months ended November 30, 2011 and 2010, respectively.  The acquisitions this fiscal year occurred in our Document Management Services operating segment, our First Aid, Safety and Fire Protection Services operating segment and our Rental Uniforms and Ancillary Products operating segment.

Net cash used in financing activities was $262.1 million and $200.5 million for the six months ended November 30, 2011 and 2010, respectively.  We completed the May 2, 2005 share buyback program by purchasing 7.7 million shares of Cintas common stock for a total of $202.1 million of Cintas common stock by the end of September 30, 2010.  On October 26, 2010, we announced that the Board of Directors authorized an additional $500.0 million share buyback program at market prices.  Beginning in April 2011, under the October 26, 2010 share buyback program, we purchased 7.7 million shares of Cintas common stock for an aggregate purchase price of $240.5 million, which resulted in a total of $442.5 million of Cintas common stock being repurchased through May 31, 2011.  We completed the October 26, 2010 share buyback program by purchasing an additional 8.1 million shares of Cintas common stock in June and July 2011 for an aggregate purchase price of $259.5 million.  From the inception of the October 26, 2010 share buyback program through July 29, 2011, Cintas purchased a total of 15.8 million shares of Cintas common stock at an average price of $31.70 per share for a total purchase price of $500.0 million.  On October 18, 2011, we announced that the Board of Directors authorized a new $500.0 million share buyback program at market prices.  This new share buyback program does not have an expiration date, and purchases will be made at the discretion of the Board of Directors.  For the six months ended November 30, 2011, Cintas purchased approximately 97,900 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock awards that vested during the six months ended November 30, 2011.  These shares were purchased at an average price of $31.99 per share for a total purchase price of approximately $3.1 million.

As of November 30, 2011, we had $1,275.0 million in fixed rate senior notes outstanding with maturities ranging from 2012 to 2036.  We intend to repay the $225 million senior notes maturing in June 2012 with a combination of cash on hand and short-term borrowings under our commercial paper program.  However, should long-term borrowing rates remain at attractive low levels; we may reevaluate and decide to issue new long-term debt to refinance the maturing senior notes.

Cintas’ commercial paper program has a capacity of $300.0 million that is fully supported by a backup revolving credit facility through a credit agreement with its banking group.  This revolving credit facility has an accordion feature that allows for a maximum borrowing capacity of $450.0 million.  The revolving credit facility was amended on October 7, 2011, to extend the maturity date from September 26, 2014 to October 6, 2016, to improve the applicable margin used to calculate the interest rate payable on any outstanding loans and the facility fee payable under the agreement and to replace the financial covenant regarding Cintas’ net funded indebtedness to total capitalization with a requirement to maintain a leverage ratio of consolidated indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (debt to EBITDA) of no more than 3.5 to 1.0. We believe this program, along with cash generated from operations, will be adequate to provide necessary funding for our future cash requirements.  No commercial paper or borrowings under our revolving credit facility were outstanding as of November 30, 2011 or May 31, 2011.

Cintas has certain covenants related to debt agreements. These covenants limit our ability to incur certain liens, to engage in sale-leaseback transactions and to merge, consolidate or sell all or substantially all of our assets. These covenants also require Cintas to maintain certain debt to EBITDA and interest coverage ratios. Cross-default provisions exist between certain debt instruments.  If a default of a significant covenant were to occur, the default could result in an acceleration of the maturity of the indebtedness, impair liquidity and limit the ability to raise future capital.  As of November 30, 2011, Cintas was in compliance with all significant debt covenants.

Our access to the commercial paper and long-term debt markets has historically provided us with sources of liquidity.  We do not anticipate having difficulty in obtaining financing from those markets in the future in view of our favorable experiences in the debt markets in the recent past. Our ability to continue to access the commercial paper and long-term debt markets on favorable interest rate and other terms will depend, to a significant degree, on the ratings assigned by the credit rating agencies to our indebtedness.  As of November 30, 2011, our ratings were as follows:

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

To monitor our credit rating and our capacity for long-term financing, we consider various qualitative and quantitative factors.  One such factor is the ratio of our debt to EBITDA. For the purpose of this calculation, debt is defined as the sum of short-term borrowings, long-term debt due within one year, obligations under capital leases due in one year, long-term debt and long-term obligations under capital leases.  At November 30, 2011 and May 31, 2011, the ratio of our debt to EBITDA was 2.0 to 1.0 and 2.1 to 1.0, respectively.  We believe these levels are reasonable and allow for additional funding if the need arises.

New Accounting Pronouncements

In June 2011, the FASB issued new guidance on the presentation of other comprehensive income. The new guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity and requires an entity to present either one continuous statement of net income and other comprehensive income or two separate, but consecutive, statements. This new guidance is effective for Cintas for the first quarter of the fiscal year ending May 31, 2013, and is to be applied retrospectively. Cintas does not expect the adoption of this guidance to have a material impact on its Consolidated Financial Statements.

In September 2011, the FASB issued new guidance with respect to the annual goodwill impairment test, which adds a qualitative assessment that allows companies to determine whether they need to perform the two-step impairment test. The objective of the guidance is to simplify how companies test goodwill for impairment and, more specifically, to reduce the cost and complexity of performing the goodwill impairment test.  The guidance may change how the goodwill impairment test is performed, but should not change the timing or measurement of goodwill impairments.  The qualitative screen is effective for companies with fiscal years beginning after December 15, 2011. Early adoption is permitted for all companies.  Cintas will consider the new guidance in performing its annual goodwill impairment test when appropriate.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements.  The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements.  Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “predicts,” “projects,” “plans,” “expects,” “intends,” “target,” “forecast,” “believes,” “seeks,” “could,” “should,” “may” and “will” or the negative versions thereof and similar words, terms and expressions and by the context in which they are used.  Such statements are based upon current expectations of Cintas and speak only as of the date made.  You should not place undue reliance on any forward-looking statement.  We cannot guarantee that any forward-looking statement will be realized.  These statements are subject to various risks, uncertainties, potentially inaccurate assumptions and other factors that could cause actual results to differ from those set forth in or implied by this Quarterly Report.  Factors that might cause such a difference include, but are not limited to, the possibility of greater than anticipated operating costs including energy and fuel costs, lower sales volumes, loss of customers due to outsourcing trends, the performance and costs of integration of acquisitions, fluctuations in costs of materials and labor including increased medical costs, costs and possible effects of union organizing activities, failure to comply with government regulations concerning employment discrimination, employee pay and benefits and employee health and safety, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, the cost, results and ongoing assessment of internal controls for financial reporting required by the Sarbanes-Oxley Act of 2002, disruptions caused by the inaccessibility of computer systems data, the initiation or outcome of litigation, investigations or other proceedings, higher assumed sourcing or distribution costs of products, the disruption of operations from catastrophic or extraordinary events, the amount and timing of repurchases of our common stock, if any, changes in federal and state tax and labor laws and the reactions of competitors in terms of price and service.  Cintas undertakes no obligation to publicly release any revisions to any forward-looking statements or to otherwise update any forward-looking statements whether as a result of new information or to reflect events, circumstances or any other unanticipated developments arising after the date on which such statements are made.  A further list and description of risks, uncertainties and other matters can be found in our Annual Report on Form 10-K for the year ended May 31, 2011, and in our reports on Forms 10-Q and 8-K.  The risks and uncertainties described herein are not the only ones we may face. Additional risks and uncertainties presently not known to us or that we currently believe to be immaterial may also harm our business.

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

ITEM 4.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

With the participation of Cintas’ management, including Cintas’ Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, Cintas has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of November 30, 2011.  Based on such evaluation, Cintas’ management, including Cintas’ Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, has concluded that Cintas’ disclosure controls and procedures were effective as of November 30, 2011, in ensuring (i) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is accumulated and communicated to Cintas’ management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in Cintas’ internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended November 30, 2011, that have materially affected, or are reasonably likely to materially affect, Cintas’ internal control over financial reporting. See “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” on pages 31 and 32 of our Annual Report on Form 10-K for the fiscal year ended May 31, 2011.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

On October 18, 2011, Cintas announced that the Board of Directors authorized a $500.0 million share buyback program at market prices.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of the publicly announced plan	Maximum approximate dollar value of shares that may yet be purchased under the plan
September 2011	465	$28.91	—	$500,000,000

October 2011	—	—	—	$500,000,000

November 2011	465	28.79	—	$500,000,000
Total	930	$28.85	—	$500,000,000

(1)                During the quarter ended November 30, 2011, Cintas purchased 930 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock that vested during quarter.  These shares were purchased at an average price of $28.85 per share for a total purchase price of less than $0.1 million.

Item 5.      Other Information

On October 18, 2011, Cintas declared an annual cash dividend of $0.54 per share on outstanding common stock, a 10.2% increase over the dividend paid in the prior year.  The dividend was paid on December 14, 2011, to shareholders of record as of November 11, 2011.

Item 6.     Exhibits.

10.1          Fifth Amendment to Credit Agreement, dated as of October 7, 2011, by and among Cintas Corporation No. 2, KeyBank National Association, as agent, and certain financial institutions named therein, as lenders (Incorporated by reference to Cintas’ Current Report on Form 8-K (File No. 000-11399) for the quarter ended November 30, 2011)

31.1             Certification of Principal Executive Officer required by Rule 13a-14(a)

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

CINTAS CORPORATION
(Registrant)

Date: January 9, 2012	/s/ William C. Gale
William C. Gale
Senior Vice President and Chief Financial Officer
(Chief Accounting Officer)

EXHIBIT INDEX

10.1  Fifth Amendment to Credit Agreement, dated as of October 7, 2011, by and among Cintas Corporation No. 2, KeyBank National Association, as agent, and certain financial institutions named therein, as lenders (Incorporated by reference to Cintas’ Current Report on Form 8-K (File No. 000-11399) for the quarter ended November 30, 2011)

31.1  Certification of Principal Executive Officer required by Rule 13a-14(a)

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