Form 10-Q
period 2012-02-29
CINTAS CORP
filed 2012-04-09
CIK 723254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

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

Non-Accelerated Filer          (Do not check if a smaller reporting company)

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      No    Ö

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding March 31, 2012
Common Stock, no par value	129,795,443

CINTAS CORPORATION

CINTAS CORPORATION

ITEM 1. FINANCIAL STATEMENTS.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

(In thousands except per share data)

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2012	2011	2012	2011

Revenue:
Rental uniforms and ancillary products	$721,012	$664,976	$2,163,224	$1,980,387
Other services	291,100	272,851	885,194	817,910
	1,012,112	937,827	3,048,418	2,798,297

Costs and expenses:
Cost of rental uniforms and ancillary products	409,958	380,224	1,223,611	1,129,210
Cost of other services	176,251	165,682	530,067	492,847
Selling and administrative expenses	288,367	283,045	895,945	864,774

Operating income	137,536	108,876	398,795	311,466

Interest income	(373)	(280)	(1,141)	(1,252)
Interest expense	17,219	12,520	52,281	36,955

Income before income taxes	120,690	96,636	347,655	275,763

Income taxes	44,655	37,566	128,632	99,550

Net income	$76,035	$59,070	$ 219,023	$176,213

Basic earnings per share	$0.58	$0.41	$ 1.67	$1.19

Diluted earnings per share	$0.58	$0.41	$ 1.67	$1.19

Dividends declared per share	$ ----	$ ----	$ 0.54	$0.49

See accompanying notes.

CINTAS CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

 (In thousands except share data)

	February 29, 2012	May 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$217,983	$438,106
Marketable securities	134,631	87,220
Accounts receivable, net	439,650	429,131
Inventories, net	275,673	249,658
Uniforms and other rental items in service	434,475	393,826
Income taxes, current	37,386	33,542
Deferred income tax asset	56,422	45,813
Prepaid expenses and other	29,316	23,481

Total current assets	1,625,536	1,700,777

Property and equipment, at cost, net	944,034	946,218

Goodwill	1,486,465	1,487,882
Service contracts, net	81,666	102,312
Other assets, net	115,466	114,751

	$4,253,167	$4,351,940

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$115,566	$110,279
Accrued compensation and related liabilities	83,007	79,834
Accrued liabilities	224,355	242,691
Long-term debt due within one year	225,633	1,335

Total current liabilities	648,561	434,139

Long-term liabilities:
Long-term debt due after one year	1,059,276	1,284,790
Deferred income taxes	206,047	196,321
Accrued liabilities	142,656	134,041

Total long-term liabilities	1,407,979	1,615,152

Shareholders’ equity:
Preferred stock, no par value:
100,000 shares authorized, none outstanding	—	—
Common stock, no par value:
425,000,000 shares authorized,
FY 2012: 173,652,551 issued and 129,742,251 outstanding
FY 2011: 173,346,180 issued and 137,583,884 outstanding	145,120	135,401
Paid-in capital	102,201	95,732
Retained earnings	3,403,459	3,255,256
Treasury stock:
FY 2012: 43,910,300 shares
FY 2011: 35,762,296 shares	(1,505,229)	(1,242,547)
Other accumulated comprehensive income	51,076	58,807
Total shareholders’ equity	2,196,627	2,302,649
	$4,253,167	$4,351,940

See accompanying notes.

CINTAS CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	February 29, 2012	February 28, 2011
Cash flows from operating activities:

Net income	$219,023	$176,213
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	115,566	112,126
Amortization of deferred charges	29,520	32,166
Stock-based compensation	15,023	9,813
Deferred income taxes	(995)	22,524
Change in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(11,760)	(32,844)
Inventories, net	(26,958)	(61,620)
Uniforms and other rental items in service	(40,435)	(38,433)
Prepaid expenses and other	(5,977)	(2,418)
Accounts payable	6,372	26,974
Accrued compensation and related liabilities	3,251	241
Accrued liabilities	9,327	(40,663)
Income taxes payable	(4,243)	3,876
Net cash provided by operating activities	307,714	207,955

Cash flows from investing activities:

Capital expenditures	(117,716)	(142,298)
Proceeds from redemption of marketable securities	519,955	137,879
Purchase of marketable securities and investments	(576,404)	(23,174)
Acquisitions of businesses, net of cash acquired	(20,882)	(158,517)
Other, net	1,853	(2,845)
Net cash used in investing activities	(193,194)	(188,955)

Cash flows from financing activities:

Proceeds from issuance of debt	—	304,781
Repayment of debt	(1,216)	(282,755)
Exercise of stock-based compensation awards	356	—
Dividends paid	(70,820)	(71,812)
Repurchase of common stock	(262,682)	(203,214)
Other, net	1,390	930
Net cash used in financing activities	(332,972)	(252,070)

Effect of exchange rate changes on cash and cash equivalents	(1,671)	6,520

Net decrease in cash and cash equivalents	(220,123)	(226,550)

Cash and cash equivalents at beginning of period	438,106	411,281

Cash and cash equivalents at end of period	$217,983	$184,731

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

As disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2011, inventories are valued at the lower of cost (first-in, first-out) or market.  Inventory is comprised of the following amounts:

	February 29,	May 31,
(In thousands)	2012	2011

Raw materials	$18,655	$16,900
Work in process	13,731	18,907
Finished goods	243,287	213,851
	$275,673	$249,658

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

All financial instruments that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the consolidated balance sheet date.  These financial instruments measured at fair value on a recurring basis are summarized below:

(In thousands)	As of February 29, 2012
	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$217,983	$—	$—	$217,983
Marketable securities:
Canadian treasury securities	125,612	9,019	—	134,631
Total assets at fair value	$343,595	$9,019	$—	$352,614

Current accrued liabilities	$—	$31	$—	$31
Total liabilities at fair value	$—	$31	$—	$31

CINTAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(In thousands)	As of May 31, 2011
	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$438,106	$—	$—	$438,106
Marketable securities:
Canadian treasury securities	61,142	26,078	—	87,220
Total assets at fair value	$499,248	$26,078	$—	$525,326

Current accrued liabilities	$—	$869	$—	$869
Total liabilities at fair value	$—	$869	$—	$869

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

The types of financial instruments valued based on quoted market prices in markets that are not active, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency include certain Canadian treasury securities (primarily agency debt obligations). The primary inputs to value Cintas’ marketable securities is the respective instruments future cash flows based on its stated yield and the amount a market participant would pay for a similar instrument. The valuation technique used for Cintas’ marketable securities classified within Level 2 of the fair value hierarchy is primarily the market approach. Primarily all of Cintas’ marketable securities are actively traded and the recorded fair value reflects current market conditions. However, due to the inherent volatility in the investment market, there is at least a possibility that recorded investment values may change in the near term.

The funds invested in Canadian marketable securities are not presently expected to be repatriated, but instead are expected to be invested indefinitely in foreign subsidiaries.  However, Cintas may consider repatriating if the operating or international opportunities change.  Interest, realized gains and losses and declines in value determined to be other than temporary on available-for-sale securities are included in interest income or expense. The cost of the securities sold is based on the specific identification method. The amortized cost basis of the marketable securities as of February 29, 2012 and May 31, 2011 was $134.7 million and $87.3 million, respectively. All contractual maturities are due within one year.

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

4.             Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Cintas’ common shares:

(In thousands except per share data)	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2012	2011	2012	2011

Basic Earnings per Share
Net income	$76,035	$59,070	$219,023	$176,213

Less dividends to:
Common shares	$ ---	$ ---	$70,055	$71,197
Unvested shares	---	---	765	615
Total dividends	$ ---	$ ---	$70,820	$71,812

Undistributed net income	$76,035	$59,070	$148,203	$104,401

Less: net income allocated to participating unvested securities	556	316	1,096	564

Net income available to common shareholders	$75,479	$58,754	$147,107	$103,837

Basic weighted average common shares outstanding	129,735	145,303	130,261	147,686

Basic earnings per share:
Common shares – distributed earnings	$0.00	$0.00	$0.54	$0.49
Common shares – undistributed earnings	0.58	0.41	1.13	0.70
Total common shares	$0.58	$0.41	$1.67	$1.19

Unvested shares - distributed earnings	$0.00	$0.00	$0.54	$0.49
Unvested shares - undistributed earnings	0.58	0.41	1.13	0.70
Total unvested shares	$0.58	$0.41	$1.67	$1.19

CINTAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(In thousands except per share data)	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2012	2011	2012	2011

Diluted Earnings per Share
Net income	$76,035	$59,070	$219,023	$176,213

Less dividends to:
Common shares	$ ---	$ ---	$70,055	$71,197
Unvested shares	---	---	765	615
Total dividends	$ ---	$ ---	$70,820	$71,812

Undistributed net income	$76,035	$59,070	$148,203	$104,401

Less: net income allocated to participating unvested securities	556	316	1,096	564

Net income available to common shareholders	$75,479	$58,754	$147,107	$103,837

Basic weighted average common shares outstanding	129,735	145,303	130,261	147,686

Effect of dilutive securities – employee stock options	210	---	60	---

Diluted weighted average common shares outstanding	129,945	145,303	130,321	147,686

Diluted earnings per share:
Common shares – distributed earnings	$0.00	$0.00	$0.54	$0.49
Common shares – undistributed earnings	0.58	0.41	1.13	0.70
Total common shares	$0.58	$0.41	$1.67	$1.19

Unvested shares - distributed earnings	$0.00	$0.00	$0.54	$0.49
Unvested shares - undistributed earnings	0.58	0.41	1.13	0.70
Total unvested shares	$0.58	$0.41	$1.67	$1.19

For the three months ended February 29, 2012 and February 28, 2011, 1.1 million and 3.5 million options granted to purchase shares of Cintas common stock were excluded from the computation of diluted earnings per share, respectively. For the nine months ended February 29, 2012 and February 28, 2011, 2.1 million and 3.6 million options granted to purchase shares of Cintas common stock were excluded from the computation of diluted earnings per share, respectively. The exercise prices of these options were greater than the average market price of the common stock (anti-dilutive).

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

CINTAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

5.             Goodwill, Service Contracts and Other Assets

Changes in the carrying amount of goodwill and service contracts for the nine months ended February 29, 2012, by operating segment, are as follows:

	Rental		First Aid,
	Uniforms &	Uniform	Safety &
	Ancillary	Direct	Fire	Document
	Products	Sales	Protection	Management	Total
Goodwill (in thousands)
Balance as of June 1, 2011	$943,177	$23,995	$192,944	$327,766	$1,487,882

Goodwill acquired/adjusted	2,163	—	(479)	(571)	1,113

Foreign currency translation	(366)	(7)	—	(2,157)	(2,530)

Balance as of February 29, 2012	$944,974	$23,988	$192,465	$325,038	$1,486,465

	Rental		First Aid,
	Uniforms &	Uniform	Safety &
	Ancillary	Direct	Fire	Document
	Products	Sales	Protection	Management	Total
Service Contracts (in thousands)
Balance as of June 1, 2011	$ 44,628	$ —	$ 35,878	$ 21,806	$102,312

Service contracts acquired	1,346	—	838	1,573	3,757

Service contracts amortization	(12,287)	—	(5,522)	(5,717)	(23,526)

Foreign currency translation	(513)	—	—	(364)	(877)

Balance as of February 29, 2012	$ 33,174	$ —	$ 31,194	$ 17,298	$ 81,666

CINTAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Information regarding Cintas’ service contracts and other assets is as follows:

	As of February 29, 2012
	Carrying	Accumulated
(In thousands)	Amount	Amortization	Net

Service contracts	$382,835	$301,169	$81,666

Noncompete agreements	$ 76,231	$ 69,076	$7,155
Investments(1)	91,638	—	91,638
Other	22,578	5,905	16,673

Total	$190,447	$ 74,981	$115,466

	As of May 31, 2011
	Carrying	Accumulated
(In thousands)	Amount	Amortization	Net

Service contracts	$379,967	$277,655	$102,312

Noncompete agreements	$ 76,091	$ 63,982	$12,109
Investments(1)	84,197	—	84,197
Other	23,135	4,690	18,445

Total	$183,423	$ 68,672	$114,751

(1)       Investments at February 29, 2012, include the cash surrender value of insurance policies of $58.1 million, equity method investments of $32.7 million and cost method investments of $0.8 million.  Investments at May 31, 2011, include the cash surrender value of insurance policies of $51.1 million, equity method investments of $30.2 million and cost method investments of $2.9 million.

Amortization expense was $29.5 million and $32.2 million for the nine months ended February 29, 2012 and February 28, 2011, respectively.  Estimated amortization expense, excluding any future acquisitions, for each of the next five fiscal years is $38.1 million, $21.5 million, $18.1 million, $15.2 million and $9.8 million, respectively.

Investments recorded using the cost method are evaluated for impairment on an annual basis or when indicators of impairment are identified.  For the nine months ended February 29, 2012 and February 28, 2011, no losses due to impairment were recorded.

CINTAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

6.             Debt, Derivatives and Hedging Activities

Cintas’ commercial paper program has a capacity of $300.0 million that is fully supported by a backup revolving credit facility through a credit agreement with its banking group.  This revolving credit facility has an accordion feature that allows for a maximum borrowing capacity of $450.0 million.  The revolving credit facility was amended on October 7, 2011, to extend the maturity date from September 26, 2014 to October 6, 2016, to improve the applicable margin used to calculate the interest rate payable on any outstanding loans and the facility fee payable under the agreement and to replace the financial covenant regarding Cintas’ net funded indebtedness to total capitalization with a requirement to maintain a leverage ratio of consolidated indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (debt to EBITDA) of no more than 3.5 to 1.0. We believe this program, along with cash generated from operations, will be adequate to provide necessary funding for our future cash requirements.  No commercial paper or borrowings under our revolving credit facility were outstanding as of February 29, 2012 or May 31, 2011.

Cintas used interest rate lock agreements to hedge against movements in the treasury rates at the time Cintas issued its senior notes in fiscal 2002, fiscal 2007, fiscal 2008 and fiscal 2011.  The amortization of the interest rate lock agreements resulted in an increase to other comprehensive income of $0.4 million and $0.2 million for the three months ended February 29, 2012 and February 28, 2011, respectively, and $1.1 million and $0.6 million for the nine months ended February 29, 2012 and February 28, 2011, respectively.

To hedge the exposure of movements in the foreign currency rates, Cintas uses foreign currency hedges.  These hedges reduce the impact on cash flows from movements in the foreign currency exchange rates.  Examples of foreign currency hedge instruments that Cintas may use are average rate options and forward contracts.  Cintas had average rate options and forward contracts outstanding, included in current accrued liabilities, of less than $0.1 million and $0.9 million at February 29, 2012 and May 31, 2011, respectively. There were no costs related to the average rate options that settled during the three months ended February 29, 2012.  The average rate options that settled during the three months ended February 28, 2011, increased foreign currency exchange costs by $0.1 million.  The average rate options increased foreign currency exchange costs by less than $0.1 million during both the nine months ended February 29, 2012 and February 28, 2011, respectively.

Cintas has certain covenants related to debt agreements. These covenants limit Cintas’ ability to incur certain liens, to engage in sale-leaseback transactions and to merge, consolidate or sell all or substantially all of Cintas’ assets. These covenants also require Cintas to maintain certain debt to EBITDA and interest coverage ratios. Cross-default provisions exist between certain debt instruments.  If a default of a significant covenant were to occur, the default could result in an acceleration of the maturity of the indebtedness, impair liquidity and limit the ability to raise future capital.  As of February 29, 2012, Cintas was in compliance with all significant debt covenants.

CINTAS CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

7.             Income Taxes

In the normal course of business, Cintas provides for uncertain tax positions and the related interest and adjusts its unrecognized tax benefits and accrued interest accordingly.  During the three months ended February 29, 2012, unrecognized tax benefits increased by approximately $0.1 million and accrued interest increased by approximately $0.6 million.  During the nine months ended February 29, 2012, unrecognized tax benefits increased by approximately $0.1 million and accrued interest increased by approximately $2.2 million.

All U.S. federal income tax returns are closed to audit through fiscal 2008.  Cintas is currently in advanced stages of audits in certain foreign jurisdictions and certain domestic states. The years under audit cover fiscal years back to 2004.  Based on the resolution of the various audits, it is reasonably possible that the balance of unrecognized tax benefits could decrease by $12.8 million for the fiscal year ending May 31, 2012.

On December 23, 2011, the U.S. Department of the Treasury and the Internal Revenue Service issued temporary regulations (Regulations Section 2011-14) that provide guidance on amounts paid to improve tangible property.  These regulations also provide guidance on amounts paid to acquire or produce tangible property, as well as guidance regarding the disposition of property.  Cintas is currently reviewing these regulations to determine the effect, if any, on Cintas’ consolidated financial statements.

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

(In thousands)	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2012	2011	2012	2011

Net income	$76,035	$59,070	$219,023	$176,213

Other comprehensive income:
Foreign currency translation adjustment	11,203	15,472	(9,343)	28,846
Change in fair value of derivatives*	304	(152)	485	(777)
Amortization of interest rate lock agreements	377	192	1,131	575
Change in fair value of available-for-sale securities**	(29)	(10)	(4)	18
Comprehensive income	$87,890	$74,572	$211,292	$204,875

*   Net of $0.2 million of tax expense and less than $0.1 million of tax benefit for the three months ended February 29, 2012 and February 28, 2011, respectively.  Net of $0.3 million of tax expense and net of $0.5 million of tax benefit for the nine months ended February 29, 2012 and February 28, 2011, respectively.

** Net of less than $0.1 million of tax benefit for both the three months ended February 29, 2012 and February 28, 2011, respectively.  Net of less than $0.1 million of tax benefit and less than $0.1 million of tax expense for the nine months ended February 29, 2012 and February 28, 2011, respectively.

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

Cintas evaluates the performance of each operating segment based on several factors of which the primary financial measures are operating segment revenue and income before income taxes.  The accounting policies of the operating segments are the same as those described in Note 1 entitled Basis of Presentation.  Information related to the operations of Cintas’ operating segments is set forth below:

	Rental		First Aid,
	Uniforms &	Uniform	Safety &
	Ancillary	Direct	Fire	Document
(In thousands)	Products	Sales	Protection	Management	Corporate	Total
For the three months ended February 29, 2012
Revenue	$721,012	$109,114	$101,378	$80,608	$—	$1,012,112
Income (loss) before
income taxes	$112,471	$14,481	$7,724	$2,860	$(16,846)	$120,690

For the three months ended February 28, 2011
Revenue	$664,976	$102,598	$91,195	$79,058	$—	$937,827
Income (loss) before
income taxes	$85,558	$12,383	$4,628	$6,307	$(12,240)	$96,636

As of and for the nine months ended February 29, 2012
Revenue	$2,163,224	$322,762	$306,808	$255,624	$—	$3,048,418
Income (loss) before
income taxes	$316,366	$36,130	$25,069	$21,230	$(51,140)	$347,655
Total assets	$2,543,951	$422,931	$369,288	$564,383	$352,614	$4,253,167

As of and for the nine months ended February 28, 2011
Revenue	$1,980,387	$310,167	$278,044	$229,699	$—	$2,798,297
Income (loss) before
income taxes	$241,888	$35,509	$13,513	$20,556	$(35,703)	$275,763
Total Assets	$2,508,299	$294,238	$358,536	$594,292	$216,705	$3,972,070

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

Condensed consolidating financial statements for Cintas, Corp. 2, the subsidiary guarantors and non-guarantors are presented on the following pages:

CONDENSED CONSOLIDATING INCOME STATEMENT

THREE MONTHS ENDED FEBRUARY 29, 2012

(In thousands)

						Cintas
	Cintas		Subsidiary	Non-		Corporation
	Corporation	Corp. 2	Guarantors	Guarantors	Eliminations	Consolidated
Revenue:
Rental uniforms and ancillary products	$—	$550,167	$141,867	$52,652	$(23,674)	$721,012
Other services	—	361,849	8,504	27,785	(107,038)	291,100
Equity in net income of affiliates	76,035	—	—	—	(76,035)	—
	76,035	912,016	150,371	80,437	(206,747)	1,012,112

Costs and expenses (income):
Cost of rental uniforms and ancillary products	—	350,615	80,270	35,984	(56,911)	409,958
Cost of other services	—	240,568	(5,902)	17,532	(75,947)	176,251
Selling and administrative expenses	—	286,257	(17,100)	22,926	(3,716)	288,367

Operating income	76,035	34,576	93,103	3,995	(70,173)	137,536

Interest income	—	(54)	(280)	(202)	163	(373)
Interest expense (income)	—	17,559	(333)	(7)	—	17,219

Income before income taxes	76,035	17,071	93,716	4,204	(70,336)	120,690
Income taxes	—	7,114	36,109	1,438	(6)	44,655
Net income	$76,035	$9,957	$57,607	$2,766	$(70,330)	$76,035

CONDENSED CONSOLIDATING INCOME STATEMENT

THREE MONTHS ENDED FEBRUARY 28, 2011

(In thousands)

						Cintas
	Cintas		Subsidiary	Non-		Corporation
	Corporation	Corp. 2	Guarantors	Guarantors	Eliminations	Consolidated
Revenue:
Rental uniforms and ancillary products	$—	$509,321	$129,038	$49,677	$(23,060)	$664,976
Other services	—	330,075	98,708	27,289	(183,221)	272,851
Equity in net income of affiliates	59,070	—	—	—	(59,070)	—
	59,070	839,396	227,746	76,966	(265,351)	937,827

Costs and expenses (income):
Cost of rental uniforms and ancillary products	—	326,000	75,562	33,991	(55,329)	380,224
Cost of other services	—	211,754	88,918	17,490	(152,480)	165,682
Selling and administrative expenses	—	264,019	(1,666)	23,555	(2,863)	283,045

Operating income	59,070	37,623	64,932	1,930	(54,679)	108,876

Interest income	—	(140)	(97)	(43)	—	(280)
Interest expense (income)	—	13,002	(498)	16	—	12,520

Income before income taxes	59,070	24,761	65,527	1,957	(54,679)	96,636
Income taxes	—	9,923	26,931	717	(5)	37,566
Net income	$59,070	$14,838	$38,596	$1,240	$(54,674)	$59,070

CONDENSED CONSOLIDATING INCOME STATEMENT

NINE MONTHS ENDED FEBRUARY 29, 2012

(In thousands)

						Cintas
	Cintas		Subsidiary	Non-		Corporation
	Corporation	Corp. 2	Guarantors	Guarantors	Eliminations	Consolidated
Revenue:
Rental uniforms and ancillary products	$—	$1,662,058	$425,455	$156,511	$(80,800)	$2,163,224
Other services	—	1,087,507	40,176	86,425	(328,914)	885,194
Equity in net income of affiliates	219,023	—	—	—	(219,023)	—
	219,023	2,749,565	465,631	242,936	(628,737)	3,048,418

Costs and expenses (income):
Cost of rental uniforms and ancillary products	—	1,053,496	248,561	107,163	(185,609)	1,223,611
Cost of other services	—	698,073	(4,168)	53,662	(217,500)	530,067
Selling and administrative expenses	—	828,080	6,297	71,391	(9,823)	895,945

Operating income	219,023	169,916	214,941	10,720	(215,805)	398,795

Interest income	—	(211)	(518)	(575)	163	(1,141)
Interest expense (income)	—	53,148	(1,214)	347	—	52,281

Income before income taxes	219,023	116,979	216,673	10,948	(215,968)	347,655
Income taxes	—	44,011	81,518	3,121	(18)	128,632
Net income	$219,023	$72,968	$135,155	$7,827	$(215,950)	$219,023

CONDENSED CONSOLIDATING INCOME STATEMENT

NINE MONTHS ENDED FEBRUARY 28, 2011

(In thousands)

						Cintas
	Cintas		Subsidiary	Non-		Corporation
	Corporation	Corp. 2	Guarantors	Guarantors	Eliminations	Consolidated
Revenue:
Rental uniforms and ancillary products	$—	$1,522,229	$393,250	$143,484	$(78,576)	$1,980,387
Other services	—	1,002,435	357,282	78,806	(620,613)	817,910
Equity in net income of affiliates	176,213	—	—	—	(176,213)	—
	176,213	2,524,664	750,532	222,290	(875,402)	2,798,297

Costs and expenses (income):
Cost of rental uniforms and ancillary products	—	978,149	232,115	96,549	(177,603)	1,129,210
Cost of other services	—	651,265	306,777	49,007	(514,202)	492,847
Selling and administrative expenses	—	789,686	15,086	65,402	(5,400)	864,774

Operating income	176,213	105,564	196,554	11,332	(178,197)	311,466

Interest income	—	(494)	(567)	(100,222)	100,031	(1,252)
Interest expense (income)	—	38,413	(1,488)	30	—	36,955

Income before income taxes	176,213	67,645	198,609	111,524	(278,228)	275,763
Income taxes	—	23,093	67,801	8,658	(2)	99,550
Net income	$176,213	$44,552	$130,808	$102,866	$(278,226)	$176,213

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF FEBRUARY 29, 2012

(In thousands)

						Cintas
	Cintas		Subsidiary	Non-		Corporation
	Corporation	Corp. 2	Guarantors	Guarantors	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$50,717	$130,113	$37,153	$—	$217,983
Marketable securities	—	—	—	134,631	—	134,631
Accounts receivable, net	—	318,653	80,102	40,895	—	439,650
Inventories, net	—	234,005	19,968	11,812	9,888	275,673
Uniforms and other rental items in service	—	328,774	95,552	36,165	(26,016)	434,475
Income taxes, current (receivable)	—	(8,657)	25,182	20,861	—	37,386
Deferred tax asset (liability)	—	554	58,685	(2,817)	—	56,422
Prepaid expenses and other	—	7,438	19,048	2,830	—	29,316
Total current assets	—	931,484	428,650	281,530	(16,128)	1,625,536

Property and equipment, at cost, net	—	596,314	263,074	84,646	—	944,034

Goodwill	—	—	1,418,031	68,434	—	1,486,465
Service contracts, net	—	75,445	400	5,821	—	81,666
Other assets, net	1,680,305	1,628,580	2,338,440	396,865	(5,928,724)	115,466
	$1,680,305	$3,231,823	$4,448,595	$837,296	$(5,944,852)	$4,253,167

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts (receivable) payable	$(465,247)	$(391,280)	$902,666	$31,408	$38,019	$115,566
Accrued compensation and related liabilities	—	58,323	19,456	5,228	—	83,007
Accrued liabilities	—	37,552	175,316	11,487	—	224,355
Long-term debt due within one year	—	225,863	(230)	—	—	225,633
Total current liabilities	(465,247)	(69,542)	1,097,208	48,123	38,019	648,561

Long-term liabilities:
Long-term debt due after one year	—	1,068,930	(11,045)	1,391	—	1,059,276
Deferred (credit) income taxes	—	(6)	200,877	5,176	—	206,047
Accrued liabilities	—	—	141,908	748	—	142,656
Total long-term liabilities	—	1,068,924	331,740	7,315	—	1,407,979

Total shareholders’ equity	2,145,552	2,232,441	3,019,647	781,858	(5,982,871)	2,196,627
	$1,680,305	$3,231,823	$4,448,595	$837,296	$(5,944,852)	$4,253,167

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

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED FEBRUARY 29, 2012

(In thousands)

						Cintas
	Cintas		Subsidiary	Non-		Corporation
	Corporation	Corp. 2	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$219,023	$72,968	$135,155	$7,827	$(215,950)	$219,023
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	—	70,252	35,841	9,473	—	115,566
Amortization of deferred charges	—	25,474	308	3,738	—	29,520
Stock-based compensation	15,023	—	—	—	—	15,023
Deferred income taxes	—	—	(710)	(285)	—	(995)
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	—	(6,542)	(3,844)	(1,374)	—	(11,760)
Inventories, net	—	(29,357)	4,975	399	(2,975)	(26,958)
Uniforms and other rental items in service	—	(25,877)	(13,403)	(1,057)	(98)	(40,435)
Prepaid expenses and other	—	(1,698)	(5,316)	1,037	—	(5,977)
Accounts payable	—	(61,326)	45,955	21,743	—	6,372
Accrued compensation and related liabilities	—	3,185	(698)	764	—	3,251
Accrued liabilities	—	(11,899)	29,797	(9,375)	804	9,327
Income taxes payable	—	9,603	(16,827)	2,981	—	(4,243)

Net cash provided by (used in) operating activities	234,046	44,783	211,233	35,871	(218,219)	307,714

Cash flows from investing activities:
Capital expenditures	—	(80,939)	(24,837)	(11,940)	—	(117,716)
Proceeds from redemption of marketable securities	—	—	—	519,955	—	519,955
Purchase of marketable securities and investments	—	(2,552)	(35,293)	(568,963)	30,404	(576,404)
Acquisitions of businesses, net of cash acquired	—	(15,632)	(65)	(5,185)	—	(20,882)
Other, net	98,271	49,778	(334,530)	(285)	188,619	1,853

Net cash provided by (used in) investing activities	98,271	(49,345)	(394,725)	(66,418)	219,023	(193,194)

Cash flows from financing activities:
Repayment of debt	—	(736)	324	—	(804)	(1,216)
Exercise of stock-based compensation awards	356	—	—	—	—	356
Dividends paid	(70,800)	—	—	(20)	—	(70,820)
Repurchase of common stock	(262,682)	—	—	—	—	(262,682)
Other, net	809	1,131	—	(550)	—	1,390

Net cash (used in) provided by financing activities	(332,317)	395	324	(570)	(804)	(332,972)

Effect of exchange rate changes on cash and cash equivalents	—	(73)	(2)	(1,596)	—	(1,671)

Net decrease in cash and cash equivalents	—	(4,240)	(183,170)	(32,713)	—	(220,123)
Cash and cash equivalents at beginning of period	—	54,957	313,283	69,866	—	438,106
Cash and cash equivalents at end of period	$—	$50,717	$130,113	$37,153	$—	$217,983

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED FEBRUARY 28, 2011

(In thousands)

						Cintas
	Cintas		Subsidiary	Non-		Corporation
	Corporation	Corp. 2	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$176,213	$44,552	$130,808	$102,866	$(278,226)	$176,213
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	—	69,852	33,635	8,639	—	112,126
Amortization of deferred charges	—	28,627	440	3,099	—	32,166
Stock-based compensation	9,813	—	—	—	—	9,813
Deferred income taxes	—	—	21,765	759	—	22,524
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	—	(25,663)	(2,628)	(4,553)	—	(32,844)
Inventories, net	—	(47,047)	(7,932)	(1,980)	(4,661)	(61,620)
Uniforms and other rental items in service	—	(31,532)	(7,456)	(6,094)	6,649	(38,433)
Prepaid expenses and other	—	380	(1,645)	(1,153)	—	(2,418)
Accounts payable	—	106,371	(103,373)	23,980	(4)	26,974
Accrued compensation and related liabilities	—	5,310	(5,397)	328	—	241
Accrued liabilities	—	(17,146)	(27,601)	3,264	820	(40,663)
Income taxes payable (receivable)	—	13,019	(162)	(8,981)	—	3,876

Net cash provided by (used in) operating activities	186,026	146,723	30,454	120,174	(275,422)	207,955

Cash flows from investing activities:
Capital expenditures	—	(65,579)	(67,560)	(9,159)	—	(142,298)
Proceeds from redemption of marketable securities	—	—	23,106	114,773	—	137,879
Purchase of marketable securities and investments	—	(17,645)	(49,287)	(7,882)	51,640	(23,174)
Acquisitions of businesses, net of cash acquired	—	(126,371)	—	(32,146)	—	(158,517)
Other	89,738	55,099	(272,758)	(99,526)	224,602	(2,845)

Net cash provided by (used in) investing activities	89,738	(154,496)	(366,499)	(33,940)	276,242	(188,955)

Cash flows from financing activities:
Proceeds from issuance of debt	—	303,000	1,781	—	—	304,781
Repayment of debt	—	(282,160)	225	—	(820)	(282,755)
Dividends paid	(71,801)	—	—	(11)	—	(71,812)
Repurchase of common stock	(203,214)	—	—	—	—	(203,214)
Other	(749)	575	—	1,104	—	930

Net cash (used in) provided by financing activities	(275,764)	21,415	2,006	1,093	(820)	(252,070)

Effect of exchange rate changes on cash and cash equivalents	—	324	—	6,196	—	6,520

Net increase (decrease) in cash and cash equivalents	—	13,966	(334,039)	93,523	—	(226,550)
Cash and cash equivalents at beginning of period	—	34,905	339,702	36,674	—	411,281
Cash and cash equivalents at end of period	$—	$48,871	$5,663	$130,197	$—	$184,731

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

Cintas’ principal objective is “to exceed customers’ expectations in order to maximize the long-term value of Cintas for shareholders and working partners,” and it provides the framework and focus for Cintas’ business strategy.  This strategy is to achieve revenue growth for all of our products and services by increasing our penetration at existing customers and by broadening our customer base to include business segments that we have not historically served.  We will also continue to identify additional product and service opportunities for our current and future customers.

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

RESULTS OF OPERATIONS

Cintas classifies its businesses into four operating segments based on the types of products and services provided.  The Rental Uniforms and Ancillary Products operating segment consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items.  In addition to these rental items, restroom cleaning services and supplies and carpet and tile cleaning services are also provided within this operating segment.  The Uniform Direct Sales operating segment consists of the direct sale of uniforms and related items and branded promotional products.  The First Aid, Safety and Fire Protection Services operating segment consists of first aid, safety and fire protection products and services.  The Document Management Services operating segment consists of document destruction, document imaging and document retention services.  Revenue and income before income taxes for each of these operating segments for the three and nine months ended February 29, 2012 and February 28, 2011, are presented in Note 10 entitled Segment Information of “Notes to Consolidated Condensed Financial Statements.”

Consolidated Results

Three Months Ended February 29, 2012 Compared to Three Months Ended February 28, 2011

Total revenue increased 7.9% for the three months ended February 29, 2012, over the same period in the prior fiscal year from $937.8 million to $1,012.1 million.  The increase primarily resulted from an organic growth increase (excludes the impact of acquisitions) in revenue of 5.9%.  Revenue was also positively impacted by 1.6% due to one more workday in the three months ended February 29, 2012, compared to the three months ended February 28, 2011. The remaining 0.4% increase represents growth derived through acquisitions in our Document Management Services operating segment, our First Aid, Safety and Fire Protection Services operating segment and our Rental Uniforms and Ancillary Products operating segment.

Rental Uniforms and Ancillary Products operating segment revenue increased 8.4% for the three months ended February 29, 2012, over the same period in the prior fiscal year from $665.0 million to $721.0 million.  The increase primarily resulted from an organic growth increase in revenue of 6.5%.  Revenue was also positively impacted by 1.7% due to one more workday in the three months ended February 29, 2012, compared to the three months ended February 28, 2011. The remaining 0.2% increase represents growth derived through acquisitions in our Rental Uniforms and Ancillary Products operating segment.

Other Services revenue, consisting of revenue from the reportable operating segments of Uniform Direct Sales, First Aid, Safety and Fire Protection Services and Document Management Services, increased 6.7% for the three months ended February 29, 2012, over the same period in the prior fiscal year from $272.9 million to $291.1 million. The increase primarily resulted from an organic growth increase in revenue of 4.4%.  Revenue was also positively impacted by 1.7% due to one more workday in the three months ended February 29, 2012, compared to the three months ended February 28, 2011.  The remaining 0.6% increase represents growth derived through acquisitions in our Document Management Services operating segment and our First Aid, Safety and Fire Protection Services operating segment.  The positive organic growth for Other Services revenue for the quarter was primarily the result of a 9.1% increase in First Aid, Safety and Fire Protection Services operating segment revenue and a 4.7% increase in Uniform Direct Sales operating segment revenue.  This organic increase was partially offset by an organic decrease of 1.3% in Document Management Services operating segment revenue.

Cost of rental uniforms and ancillary products consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other ancillary items.  Cost of rental uniforms and ancillary products increased $29.7 million, or 7.8%, for the three months ended February 29, 2012, compared to the three months ended February 28, 2011.  This increase was due to higher Rental Uniforms and Ancillary Products operating segment sales volume.

Cost of other services consists primarily of cost of goods sold (predominantly uniforms and first aid products), delivery expenses and distribution expenses in the Uniform Direct Sales operating segment, the First Aid, Safety and Fire Protection Services operating segment and the Document Management Services operating segment.  Cost of other services increased $10.6 million, or 6.4%, for the three months ended February 29, 2012, compared to the three months ended February 28, 2011.  This increase was primarily due to increased Other Services sales volume.

Selling and administrative expenses increased $5.3 million, or 1.9%, for the three months ended February 29, 2012, compared to the three months ended February 28, 2011, due to increases in labor and other employee-partner related expenses.  However, selling and administrative expenses as a percent of revenue, at 28.5%, decreased 170 basis points compared to the third quarter of the prior fiscal year due to improvements in sales representative productivity and revenue increasing at a faster rate of 7.9% compared to a 1.9% increase in selling and administrative expenses.

Net interest expense (interest expense less interest income) was $16.8 million for the three months ended February 29, 2012, compared to $12.2 million for the three months ended February 28, 2011.  This increase was due to the increased interest cost associated with the issuance of $500 million of senior notes in the fourth quarter of fiscal 2011.

Cintas’ effective tax rate decreased to 37.0% for the three months ended February 29, 2012, compared to 38.9% for the three months ended February 28, 2011.  The effective tax rate can fluctuate from quarter to quarter based on tax reserve builds and releases relating to specific discrete items.

Net income increased $17.0 million, or 28.7%, for the three months ended February 29, 2012, from the same period in the prior fiscal year.  This increase was primarily due to revenue increasing at a faster rate of 7.9% compared to a 5.5% increase in operating expenses.  Revenue grew at a faster rate primarily due to improvements in sales representative productivity and cost control initiatives.  Diluted earnings per share were $0.58 for the three months ended February 29, 2012, which was an increase of 41.5% compared to the same period in the prior fiscal year.  The increase in diluted earnings per share is higher than the increase in net income due to a decrease in weighted average common stock outstanding as a result of purchasing 15.8 million shares of common stock under the October 26, 2010 share buyback program during the fourth quarter of fiscal 2011 and the first quarter of fiscal 2012.

Rental Uniforms and Ancillary Products Operating Segment

Three Months Ended February 29, 2012 Compared to Three Months Ended February 28, 2011

As discussed above, Rental Uniforms and Ancillary Products operating segment revenue increased from $665.0 million to $721.0 million, or 8.4%, and the cost of rental uniforms and ancillary products increased $29.7 million, or 7.8%. The operating segment’s gross margin was $311.1 million, or 43.1% of revenue.  This gross margin percent of revenue of 43.1% was 30 basis points higher than the prior fiscal year’s third quarter of 42.8%.  This increase is primarily due to a decrease in energy related costs, which include natural gas, electric and gas, of approximately 20 basis points, from the prior fiscal year’s third quarter.

Selling and administrative expenses as a percent of revenue, at 27.5%, decreased 250 basis points or $0.6 million compared to the third quarter of the prior fiscal year.  Medical costs are 30 basis points lower for the third quarter of fiscal 2012 compared to the same quarter last fiscal year.  The remaining decrease is due to revenue growing at a faster rate than selling and administrative expenses due to improvements in sales representative productivity and cost control initiatives.

Income before income taxes increased $26.9 million to $112.5 million for the Rental Uniforms and Ancillary Products operating segment for the third quarter of fiscal 2012 compared to the same quarter last fiscal year.  Income before income taxes was 15.6% of the operating segment’s revenue, which is a 270 basis point increase compared to the third quarter of the prior fiscal year.  This improvement is primarily due to revenue increasing at a faster rate of 8.4% compared to a 5.0% increase in operating expenses.  Revenue grew at a faster rate due primarily to improvements in sales representative productivity and cost control initiatives.

Uniform Direct Sales Operating Segment

Three Months Ended February 29, 2012 Compared to Three Months Ended February 28, 2011

Uniform Direct Sales operating segment revenue increased from $102.6 million to $109.1 million, or 6.4%, for the three months ended February 29, 2012, over the same quarter in the prior fiscal year.  The increase primarily resulted from an organic growth increase in revenue of 4.7% due to increased customer orders for uniforms.  Revenue was also positively impacted by 1.7% due to one more workday in the three months ended February 29, 2012, compared to the three months ended February 28, 2011.

Cost of uniform direct sales increased $3.5 million, or 4.9%, for the three months ended February 29, 2012, over the same quarter in the prior fiscal year due to increased Uniform Direct Sales operating segment sales volume.  The gross margin as a percent of revenue was 30.5% for the three months ended February 29, 2012, which is a 100 basis point increase compared to the gross margin percentage of 29.5% in the same quarter of the prior fiscal year.  This increase is due to an increase in revenue for the reasons noted above and improved capacity utilization from the higher revenue volume.

Selling and administrative expenses as a percent of revenue, at 17.2%, decreased 20 basis points or $0.9 million for the three months ended February 29, 2012.  This decrease is mainly due to lower medical costs for the third quarter of fiscal 2012 compared to the same quarter in the prior fiscal year.

Income before income taxes increased $2.1 million for the Uniform Direct Sales operating segment for the third quarter of fiscal 2012 compared to the same quarter last fiscal year.  Income before income taxes was 13.3% of the operating segment’s revenue, which is a 120 basis point increase compared to the same quarter last fiscal year.  This increase in income before income taxes is primarily due to revenue increasing at a greater rate than cost of uniform direct sales based on the factors noted above.

First Aid, Safety and Fire Protection Services Operating Segment

Three Months Ended February 29, 2012 Compared to Three Months Ended February 28, 2011

First Aid, Safety and Fire Protection Services operating segment revenue increased from $91.2 million to $101.4 million, or 11.2%, for the three months ended February 29, 2012.  The increase primarily resulted from an organic growth increase in revenue of 9.1% due to improvements in sales representative productivity and improved customer retention.  Revenue was also positively impacted by 1.7% due to one more workday in the three months ended February 29, 2012, compared to the three months ended February 28, 2011.  The remaining 0.4% increase represents growth through acquisitions.

Cost of first aid, safety and fire protection services increased $4.3 million, or 8.1%, for the three months ended February 29, 2012, over the same quarter in the prior fiscal year.  Gross margin for the First Aid, Safety and Fire Protection Services operating segment is defined as revenue less cost of goods, warehouse expenses, service expenses and training expenses.  The gross margin as a percent of revenue was 43.2% for the quarter ended February 29, 2012, which is a 170 basis point increase compared to the gross margin percentage of 41.5% in the third quarter of the prior fiscal year.  This increase is due to an increase in revenue for the reasons noted above and improved capacity utilization from the higher revenue levels.

Selling and administrative expenses increased $2.8 million compared to the third quarter of the prior fiscal year, primarily due to an increase in labor and other employee-partner related expenses.  However, selling and administrative expenses as a percent of revenue, at 35.5%, decreased 100 basis points compared to the third quarter of the prior fiscal year.  Revenue grew at a faster rate than selling and administrative expenses due to improvements in sales representative productivity and cost control initiatives.

Income before income taxes for the First Aid, Safety and Fire Protection Services operating segment increased $3.1 million to $7.7 million for the three months ended February 29, 2012, compared to the same quarter in the prior fiscal year.  Income before income taxes was 7.6% of the operating segment’s revenue, compared to 5.1% in last fiscal year’s third quarter.  This increase is primarily due to the increase in revenue and improved capacity utilization from the higher revenue levels.

Document Management Services Operating Segment

Three Months Ended February 29, 2012 Compared to Three Months Ended February 28, 2011

Document Management Services operating segment revenue increased from $79.1 million to $80.6 million, or 2.0%, for the quarter ended February 29, 2012, over the same quarter in the prior fiscal year. Revenue was positively impacted by 1.6% due to one more workday in the three months ended February 29, 2012, compared to the three months ended February 28, 2011.  This increase was partially offset by an organic decrease of 1.3%.  The decrease is primarily due to a decrease in recycled paper revenue.  Acquisitions accounted for revenue growth of 1.7%.  The rate of growth in this operating segment decelerated during the quarter ended February 29, 2012, compared to the quarter ended February 28, 2011, due to a steep decline in recycled paper prices.  This operating segment derives a portion of its revenue from the sale of shredded paper to paper recyclers.  The average price of recycled paper for the third quarter of fiscal 2012 was approximately 30% below the average for the third quarter of the prior fiscal year and approximately 47% below the average for the first quarter ended August 31, 2011.

Cost of document management services increased $2.7 million, or 6.9%, for the three months ended February 29, 2012, due to increased Document Management Services operating segment volume.  Gross margin for the Document Management Services operating segment is defined as revenue less production and service costs.  The gross margin as a percent of revenue was 47.0% for the three months ended February 29, 2012, which is a 240 basis point decrease compared to the gross margin percentage of 49.4% in the third quarter of the prior fiscal year.  This decrease is due to the lower recycled paper prices, partially offset by better capacity utilization from higher service volumes.

Selling and administrative expenses increased $2.3 million compared to the same quarter in the prior fiscal year primarily due to an increase in labor and other employee-partner related expenses.  These expenses as a percent of revenue were 43.4%, an increase of 200 basis points compared to the third quarter of the prior fiscal year.  This increase is due to revenue growing at a slower rate than expenses due to lower recycled paper prices.

Income before income taxes for the Document Management Services operating segment decreased $3.4 million to $2.9 million for the three months ended February 29, 2012, compared to the same period in the prior fiscal year.  Income before income taxes as a percentage of the operating segment’s revenue decreased from 8.0% in last year’s third quarter to 3.5% for the quarter ended February 29, 2012, primarily as a result of the lower recycled paper prices.

Consolidated Results

Nine Months Ended February 29, 2012 Compared to Nine Months Ended February 28, 2011

Total revenue increased 8.9% for the nine months ended February 29, 2012, over the same period in the prior fiscal year from $2.8 billion to $3.0 billion.  The increase primarily resulted from an organic growth increase of 6.8%.  Revenue was also positively impacted by 0.6% due to one more workday in the nine months ended February 29, 2012, compared to the nine months ended February 28, 2011.  The remaining 1.5% increase represents growth derived through acquisitions in our Document Management Services operating segment, our First Aid, Safety and Fire Protection Services operating segment and our Uniform Rentals and Ancillary Products operating segment during the period.

Rental Uniforms and Ancillary Products operating segment revenue increased 9.2% for the nine months ended February 29, 2012, over the same period in the prior fiscal year from $2.0 billion to $2.2 billion.  The increase primarily resulted from an organic growth increase in revenue of 7.2%.  Revenue was also positively impacted by 0.6% due to one more workday in the nine months ended February 29, 2012, compared to the nine months ended February 28, 2011.  The remaining 1.4% increase represents growth derived through acquisitions in our Rental Uniforms and Ancillary Products operating segment.

Other Services revenue, consisting of revenue from the reportable operating segments of Uniform Direct Sales, First Aid, Safety and Fire Protection Services and Document Management Services, increased 8.2% for the nine months ended February 29, 2012, over the same period in the prior fiscal year from $817.9 million to $885.2 million.  The increase primarily resulted from an organic growth increase of 5.9%.  Revenue was also positively impacted by 0.5% due to one more workday in the nine months ended February 29, 2012, compared to the nine months ended February 28, 2011.  The remaining 1.8% increase represents growth derived through acquisitions in our Document Management Services operating segment and our First Aid, Safety and Fire Protection Services operating segment during the period.  The organic growth increase for the nine months ended February 29, 2012, was primarily the result of an 8.2% increase in First Aid, Safety and Fire Protection Services operating segment revenue and a 6.2% increase in Document Management Services operating segment revenue.

Cost of rental uniforms and ancillary products consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other ancillary items.  Cost of rental uniforms and ancillary products increased $94.4 million, or 8.4%, for the nine months ended February 29, 2012, compared to the nine months ended February 28, 2011.  Higher

Rental Uniforms and Ancillary Products operating segment volume resulted in an increase in the cost of rental uniforms and ancillary products.

Cost of other services consists primarily of cost of goods sold (predominantly uniforms and first aid products), delivery expenses and distribution expenses in the Uniform Direct Sales operating segment, the First Aid, Safety and Fire Protection Services operating segment and the Document Management Services operating segment.  Cost of other services increased $37.2 million, or 7.6%, for the nine months ended February 29, 2012, compared to the nine months ended February 28, 2011.  This increase was primarily due to increased Other Services sales volume.

Selling and administrative expenses increased $31.2 million, or 3.6%, for the nine months ended February 29, 2012, compared to the nine months ended February 28, 2011, due to increases in labor and other employee-partner related expenses.  However, selling and administrative expenses as a percent of revenue, at 29.4%, decreased 150 basis points compared to the first nine months of the prior fiscal year due to improvements in sales representative productivity and cost control initiatives.

Net interest expense (interest expense less interest income) was $51.1 million for the nine months ended February 29, 2012, compared to $35.7 million for the nine months ended February 28, 2011.  This increase was due to the increased interest cost associated with the issuance of $500 million of senior notes in the fourth quarter of fiscal 2011.

Cintas’ effective tax rate increased to 37.0% for the nine months ended February 29, 2012, compared to 36.1% for the prior year period.  The lower rate during the prior fiscal year period was due to the impact of the closure of certain tax audits during the nine months ended February 28, 2011.

Net income increased $42.8 million, or 24.3%, for the nine months ended February 29, 2012, from the same period in the prior fiscal year.  This increase was primarily due to revenue increasing at a faster rate of 8.9% compared to a 6.5% increase in operating expenses.  Revenue grew at a faster rate primarily due to improvements in sales representative productivity.  Diluted earnings per share were $1.67 for the nine months ended February 29, 2012, which was an increase of 40.3% compared to the same period in the prior fiscal year.  The increase in diluted earnings per share is higher than the increase in net income due to a decrease in weighted average common stock outstanding as a result of purchasing 15.8 million shares of common stock under the October 26, 2010 share buyback program during the fourth quarter of fiscal 2011 and the first quarter of fiscal 2012.

Rental Uniforms and Ancillary Products Operating Segment

Nine Months Ended February 29, 2012 Compared to Nine Months Ended February 28, 2011

As discussed above, Rental Uniforms and Ancillary Products operating segment revenue increased from $2.0 billion to $2.2 billion, or 9.2%, and the cost of rental uniforms and ancillary products increased $94.4 million, or 8.4%. The operating segment’s gross margin was $939.6 million, or 43.4% of revenue.  This gross margin percent of revenue of 43.4% was 40 basis points higher than the prior fiscal year’s 43.0%.  This increase is due to an increase in revenue as a result of improvements in sales representative productivity and improved capacity utilization.

Selling and administrative expenses as a percent of revenue, at 28.8%, decreased 200 basis points compared to the same period of the prior fiscal year.  This decrease is primarily due to cost control initiatives and higher Rental Uniforms and Ancillary Products operating segment revenue from greater sales representative productivity during the nine months ended February 29, 2012, compared to the nine months ended February 28, 2011.

Income before income taxes increased $74.5 million to $316.4 million for the Rental Uniforms and Ancillary Products operating segment compared to the same period last fiscal year.  Income before income taxes was 14.6% of the operating segment’s revenue, which is a 240 basis point increase compared to the same period of the prior fiscal year.  This improvement is primarily due to revenue increasing at a faster rate of 9.2% compared to a 6.2% increase in operating expenses.  Revenue grew at a faster rate due primarily to improvements in sales representative productivity and cost control initiatives.

Uniform Direct Sales Operating Segment

Nine Months Ended February 29, 2012 Compared to Nine Months Ended February 28, 2011

Uniform Direct Sales operating segment revenue increased from $310.2 million to $322.8 million, or 4.1%, for the nine months ended February 29, 2012, over the same period in the prior fiscal year due to increased customer orders for uniforms.  Revenue was positively impacted by 0.6% due to one more workday in the nine months ended February 29, 2012, compared to the nine months ended February 28, 2011.

Cost of uniform direct sales increased $9.9 million, or 4.5%, for the nine months ended February 29, 2012, over the same period in the prior fiscal year due to increased Uniform Direct Sales volume.  The gross margin as a percent of revenue was 29.6% for the nine months ended February 29, 2012, which is a 30 basis point decrease compared to the gross margin percentage of 29.9% in the same period of the prior fiscal year.  This decrease was due to increased garment material costs due to higher cotton prices, higher freight costs on shipments from our distribution centers and higher energy related costs associated with our rental catalog service.

Selling and administrative expenses increased $2.1 million for the nine months ended February 29, 2012, compared to the nine months ended February 28, 2011.  However, selling and administrative expenses remained consistent as a percent of revenue at 18.4% for the nine months ended February 29, 2012 and February 28, 2011.

Income before income taxes increased $0.6 million to $36.1 million for the Uniform Direct Sales operating segment for the nine months ended February 29, 2012.  Income before income taxes was 11.2% of the operating segment’s revenue compared to 11.4% for the same period last fiscal year.  This decrease is primarily due to cost of uniform direct sales increasing at a greater rate than revenue based on the factors noted above.

First Aid, Safety and Fire Protection Services Operating Segment

Nine Months Ended February 29, 2012 Compared to Nine Months Ended February 28, 2011

First Aid, Safety and Fire Protection Services operating segment revenue increased from $278.0 million to $306.8 million, or 10.3%, for the nine months ended February 29, 2012, over the same period in the prior fiscal year.  The increase primarily resulted from an organic growth increase of 8.2% due to improvements in sales representative productivity and improved customer retention.  Revenue was also positively impacted by 0.6% due to one more workday in the nine months ended February 29, 2012, compared to the nine months ended February 28, 2011.  The remaining 1.5% increase represents growth derived mainly through acquisitions.

Cost of first aid, safety and fire protection services increased $10.9 million, or 6.7%, for the nine months ended February 29, 2012, over the same period in the prior fiscal year.   Gross margin for the First Aid, Safety and Fire Protection Services operating segment is defined as revenue less cost of goods, warehouse expenses, service expenses and training expenses.  The gross margin as a percent of revenue was 43.1% for the nine months ended February 29, 2012, which is a 190 basis point increase compared to the gross margin percentage of 41.2% for the nine months ended February 28, 2011.  This increase is due to an increase in revenue for the reasons noted above and improved capacity utilization from the higher revenue levels.

Selling and administrative expenses increased $6.3 million for the nine months ended February 29, 2012, compared to the nine months ended February 28, 2011, primarily due to an increase in labor and other employee-partner related expenses.  However, selling and administrative expenses as a percent of revenue, at 35.0%, decreased 130 basis points compared to the same period of the prior fiscal year.  Revenue grew at a faster rate than selling and administrative expenses due to improvements in sales representative productivity and cost control initiatives.

Income before income taxes for the First Aid, Safety and Fire Protection Services operating segment increased $11.6 million to $25.1 million for the nine months ended February 29, 2012.  Income before income taxes was 8.2% of the operating segment’s revenue, compared to 4.9% for the nine months ended February 28, 2011.  This increase is primarily due to the increase in revenue and improved capacity utilization from the higher revenue levels.

Document Management Services Operating Segment

Nine Months Ended February 29, 2012 Compared to Nine Months Ended February 28, 2011

Document Management Services operating segment revenue increased from $229.7 million to $255.6 million, or 11.3%, for the nine months ended February 29, 2012, over the same period in the prior fiscal year.  The increase primarily resulted from an organic growth increase of 6.2%.  Revenue was also positively impacted by 0.6% due to one more workday in the nine months ended February 29, 2012, compared to the nine months ended February 28, 2011.  The remaining 4.5% increase represents growth derived mainly through acquisitions.  This operating segment derives a portion of its revenue from the sale of shredded paper to paper recyclers.  The average price from these paper sales increased by approximately 22% in the nine months ended February 29, 2012, compared to the nine months ended February 28, 2011, due to increased volume and increases in recycled paper prices.  This increase resulted in higher recycled paper revenue.

Cost of document management services increased $16.5 million, or 14.7%, for the nine months ended February 29, 2012, over the same period in the prior fiscal year due to increased Document Management Services operating segment volume.  Gross margin for the Document Management Services operating segment is defined as revenue less production and service costs.  The gross margin as a percent of revenue decreased from 51.3% for the nine months ended February 28, 2011, to 49.8% for the nine months ended February 29, 2012.  This decrease is due to an increase in energy related costs of 90 basis points for the nine months ended February 29, 2012, over the same period in the prior fiscal year and the effect of the difficult European economic environment on our European operations.

Selling and administrative expenses increased $8.8 million compared to the nine months ended February 28, 2011, primarily due to an increase in labor and other employee-partner related expenses.  However, these expenses as a percent of revenue, at 41.5%, decreased 90 basis points compared to the nine months ended February 28, 2011.  This decrease is due to the revenue growing at a faster rate than the expenses due to cost control initiatives, lower bad debt expense and lower amortization expense related to acquisition related intangible assets.

Income before income taxes for the Document Management Services operating segment increased $0.7 million to $21.2 million for the nine months ended February 29, 2012, compared to the same period in the prior fiscal year.  Income before income taxes as a percentage of the operating segment’s revenue decreased from 8.9% for the nine months ended February 28, 2011, to 8.3% for the nine months ended February 29, 2012, primarily as a result of the increase in the cost of document management services and selling and administrative expenses, as discussed above.

Liquidity and Capital Resources

The following is a summary of our cash flows and cash, cash equivalents and marketable securities as of and for the nine months ended February 29, 2012 and February 28, 2011:

(In thousands)	2012	2011

Net cash provided by operating activities	$307,714	$207,955
Net cash used in investing activities	$(193,194)	$(188,955)
Net cash used in financing activities	$(332,972)	$(252,070)

Cash and cash equivalents at the end of the period	$217,983	$184,731
Marketable securities at the end of the period	$134,631	$31,974

The cash and cash equivalents and marketable securities as of February 29, 2012, include $171.8 million that is located outside of the United States.  We expect to use these amounts to fund our international operations and international expansion activities.  However, Cintas may consider repatriating if the operating or international opportunities change. The marketable securities at February 29, 2012, consist of Canadian treasury securities.  We believe that our investment policy pertaining to marketable securities is conservative.  The criterion used in making investment decisions is the preservation of principal.

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

Net cash provided by operating activities was $307.7 million for the nine months ended February 29, 2012, an increase of $99.8 million compared to the same period last fiscal year.  In addition to net income being higher, the decrease in inventory during the third quarter of fiscal 2012 also had a positive impact on cash flows.

Net cash used in investing activities includes capital expenditures and cash paid for acquisitions of businesses.  Capital expenditures were $117.7 million and $142.3 million for the nine months ended February 29, 2012 and February 28, 2011, respectively.  These capital expenditures primarily relate to expansion efforts in Rental Uniforms and Ancillary Products and Document Management Services operating segments and to our enterprise-wide system conversion.  Capital expenditures for the nine months ended February 29, 2012, included $76.0 million for the Rental Uniforms and Ancillary Products operating segment and $25.6 million for the Document Management Services operating segment.  Cash paid for acquisitions of businesses was $20.9 million and $158.5 million for the nine months ended February 29, 2012 and February 28, 2011, respectively.  The acquisitions this fiscal year occurred in our Document Management Services operating segment, our First Aid, Safety and Fire Protection Services operating segment and our Rental Uniforms and Ancillary Products operating segment.

Net cash used in financing activities was $333.0 million and $252.1 million for the nine months ended February 29, 2012 and February 28, 2011, respectively.  We completed the May 2, 2005 share buyback program by purchasing 7.7 million shares of Cintas common stock for a total of $202.1 million of Cintas common stock by the end of September 30, 2010.  On October 26, 2010, we announced that the Board of Directors authorized an additional $500.0 million share buyback program at market prices.  Beginning in April 2011, under the October 26, 2010 share buyback program, we purchased 7.7 million shares of Cintas common stock for an aggregate purchase price of $240.5 million, which resulted in a total of $442.5 million of Cintas common stock being repurchased through May 31, 2011.  We completed the October 26, 2010 share buyback program by purchasing an additional 8.1 million shares of Cintas common stock in June and July 2011 for an aggregate purchase price of $259.5 million.  From the inception of the October 26, 2010 share buyback program through July 29, 2011, Cintas purchased a total of 15.8 million shares of Cintas common stock at an average price of $31.70 per share for a total purchase price of $500.0 million.  On October 18, 2011, we announced that the Board of Directors authorized a new $500.0 million share buyback program at market prices.  This new share buyback program does not have an expiration date, and purchases will be made at the discretion of the Board of Directors.  For the nine months ended February 29, 2012, Cintas acquired approximately 97,900 shares of Cintas common stock for employee payroll taxes due on restricted stock awards that vested during the nine months ended February 29, 2012.  These shares were acquired at an average price of $31.99 per share for a total purchase price of approximately $3.1 million.

As of February 29, 2012, we had $1,275.0 million in fixed rate senior notes outstanding with maturities ranging from 2012 to 2036.  We intend to repay the $225 million senior notes maturing in June 2012 with a combination of cash on hand and short-term borrowings under our commercial paper program.  However, should long-term borrowing rates remain at attractive low levels; we may re-evaluate and decide to issue new long-term debt to refinance the maturing senior notes.

Cintas’ commercial paper program has a capacity of $300.0 million that is fully supported by a backup revolving credit facility through a credit agreement with its banking group.  This revolving credit facility has an accordion feature that allows for a maximum borrowing capacity of $450.0 million.  The revolving credit facility was amended on October 7, 2011, to extend the maturity date from September 26, 2014 to October 6, 2016, to improve the applicable margin used to calculate the interest rate payable on any outstanding loans and the facility fee payable under the agreement and to replace the financial covenant regarding Cintas’ net funded indebtedness to total capitalization with a requirement to maintain a leverage ratio of consolidated indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (debt to EBITDA) of no more than 3.5 to 1.0. We believe this program, along with cash generated from operations, will be adequate to provide necessary funding for our future cash requirements.  No commercial paper or borrowings under our revolving credit facility were outstanding as of February 29, 2012 or May 31, 2011.

Cintas has certain covenants related to debt agreements. These covenants limit our ability to incur certain liens, to engage in sale-leaseback transactions and to merge, consolidate or sell all or substantially all of our assets. These covenants also require Cintas to maintain certain debt to EBITDA and interest coverage ratios. Cross-default provisions exist between certain debt instruments.  If a default of a significant covenant were to occur, the default could result in an acceleration of the maturity of the indebtedness, impair liquidity and limit the ability to raise future capital.  As of February 29, 2012, Cintas was in compliance with all significant debt covenants.

Our access to the commercial paper and long-term debt markets has historically provided us with sources of liquidity.  We do not anticipate having difficulty in obtaining financing from those markets in the future in view of our favorable experiences in the debt markets in the recent past. Our ability to continue to access the commercial paper and long-term debt markets on favorable interest rate and other terms will depend, to a significant degree, on the ratings assigned by the credit rating agencies to our indebtedness.  As of February 29, 2012, our ratings were as follows:

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

To monitor our credit rating and our capacity for long-term financing, we consider various qualitative and quantitative factors.  One such factor is the ratio of our debt to EBITDA. For the purpose of this calculation, debt is defined as the sum of short-term borrowings, long-term debt due within one year, obligations under capital leases due in one year, long-term debt and long-term obligations under capital leases.  At February 29, 2012 and May 31, 2011, the ratio of our debt to EBITDA was 1.9 to 1.0 and 2.1 to 1.0, respectively.  We believe these levels are reasonable and allow for additional funding if the need arises.

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

ITEM 4.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

With the participation of Cintas’ management, including Cintas’ Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, Cintas has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or Exchange Act) as of February 29, 2012.  Based on such evaluation, Cintas’ management, including Cintas’ Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, has concluded that Cintas’ disclosure controls and procedures were effective as of February 29, 2012, in ensuring (i) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is accumulated and communicated to Cintas’ management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in Cintas’ internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended February 29, 2012, that have materially affected, or are reasonably likely to materially affect, Cintas’ internal control over financial reporting. See “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” on pages 31 and 32 of our Annual Report on Form 10-K for the fiscal year ended May 31, 2011.

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

CINTAS CORPORATION
(Registrant)

Date: April 9, 2012	/s/	William C. Gale
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