Form 10-K
period 2012-05-31
CINTAS CORP
filed 2012-07-30
CIK 723254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 31, 2012

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
The aggregate market value of the Registrant's Common Stock held by non-affiliates as of November 30, 2011, was $3,943,854,259 based on a closing sale price of $30.40 per share. As of June 30, 2012, 173,760,795 shares of the Registrant's Common Stock were issued and 126,529,863 shares were outstanding.
Documents Incorporated by Reference
Portions of the Registrant's Proxy Statement to be filed with the Commission for its 2012 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

Cintas Corporation

Part I

Item 1.  Business
Cintas Corporation ("Cintas," "Company," "we," "us" or "our"), a Washington corporation, provides highly specialized products and services to businesses of all types primarily throughout North America, as well as Latin America, Europe and Asia. Cintas' products and services are designed to enhance its customers' images and brand identification, as well as provide a safe and efficient work place. Cintas was founded in 1968 by Richard T. Farmer, currently the Chairman Emeritus of the Board of Directors, when he left his family's industrial laundry business in order to develop uniform programs using an exclusive new fabric. In the early 1970's, Cintas acquired the family industrial laundry business. Over the years, Cintas developed additional products and services that complemented its core uniform business and broadened the scope of products and services available to its customers.
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
The following table sets forth Cintas' total revenue and the revenue derived from each operating segment:

Fiscal Year Ended May 31, (in thousands)	2012	2011	2010

Rental Uniforms and Ancillary Products	$2,912,261	$2,692,248	$2,569,357
Uniform Direct Sales	433,994	419,222	386,370
First Aid, Safety and Fire Protection Services	415,703	377,663	338,651
Document Management Services	340,042	321,251	252,961
Total Revenue	$4,102,000	$3,810,384	$3,547,339

Additional information regarding each operating segment is also included in Note 13 entitled Operating Segment Information of "Notes to Consolidated Financial Statements."
The primary markets served by all Cintas operating segments are local in nature and highly fragmented. Cintas competes with national, regional and local providers, and the level of competition varies at each of Cintas' local operations. Product, design, price, quality, service and convenience to the customer are the competitive elements in each of our operating segments.
Within the Rental Uniforms and Ancillary Products operating segment, Cintas provides its products and services to customers via local delivery routes originating from rental processing plants and branches. Within the Uniform Direct Sales and First Aid, Safety and Fire Protection Services operating segments, Cintas provides its products and services via its distribution network and local delivery routes or local representatives. Within the Document Management Services operating segment, Cintas provides its services via local service routes originating from document management branches and document retention facilities. In total, Cintas has approximately 7,800 local delivery routes, 429 operational facilities and eight distribution centers. At May 31, 2012, Cintas employed approximately 30,000 employees, of which approximately 210 were represented by labor unions.
Cintas sources finished products from many outside suppliers. In addition, Cintas operates six manufacturing facilities that provide for standard uniform needs. Cintas purchases fabric, used in its manufacturing process, from several suppliers. Cintas is not aware of any circumstances that would hinder its ability to continue obtaining these materials.

Cintas is subject to various environmental laws and regulations, as are other companies in the uniform rental industry. While environmental compliance is not a material component of its costs, Cintas must incur capital expenditures and associated operating costs, primarily for water treatment and waste removal, on a regular basis. Environmental spending related to water treatment and waste removal was approximately $20 million in fiscal 2012 and $18 million in fiscal 2011. Capital expenditures to limit or monitor hazardous substances were approximately $0.2 million in fiscal 2012 and approximately $2 million in fiscal 2011. Cintas does not expect a material change in the cost of environmental compliance and is not aware of any material non-compliance with environmental laws.
Cintas uses its corporate website, www.cintas.com, as a channel for routine distribution of important information, including news releases, analyst presentations and financial information. Cintas files with or furnishes to the SEC Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports, as well as proxy statements and annual reports to shareholders, and, from time to time, other documents. The reports and other documents filed with or furnished to the SEC are available to investors on or through our corporate website free of charge as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. In addition, the public may read and copy any of the materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site located at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers, such as Cintas, that file electronically with the SEC. Cintas' SEC filings and its Code of Business Conduct can be found on the Investor Information page of its website at www.cintas.com/company/investor_information/highlights.aspx. These documents are available in print to any shareholder who requests a copy by writing or calling Cintas as set forth on the Investor Information page. The content on any website referred to in this Annual Report on Form 10-K is not incorporated by reference into this Form 10-K unless expressly noted.

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
This Annual Report on Form 10-K contains forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements. Forward-looking statements may be identified by words such as "estimates," "anticipates," "predicts," "projects," "plans," "expects," "intends," "target," "forecast," "believes," "seeks," "could," "should," "may" and "will" or the negative versions thereof and similar expressions and by the context in which they are used. Such statements are based upon current expectations of Cintas and speak only as of the date made. You should not place undue reliance on any forward-looking statement. We cannot guarantee that any forward-looking statement will be realized. These statements are subject to various risks, uncertainties and other factors that could cause actual results to differ from those set forth in or implied by this Annual Report. Factors that might cause such a difference include, but are not limited to, the possibility of greater than anticipated operating costs including energy and fuel costs, lower sales volumes, loss of customers due to outsourcing trends, the performance and costs of integration of acquisitions, fluctuations in costs of materials and labor including increased medical costs, costs and possible effects of union organizing activities, failure to comply with government regulations concerning employment discrimination, employee pay and benefits and employee health and safety, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, the cost, results and ongoing assessment of internal controls for financial reporting required by the Sarbanes-Oxley Act of 2002, disruptions caused by the unaccessibility of computer systems data, the initiation or outcome of litigation, investigations or other proceedings, higher assumed sourcing or distribution costs of products, the disruption of operations from catastrophic or extraordinary events, the amount and timing of repurchases of our Common Stock, if any, changes in federal and state tax and labor laws and the reactions of competitors in terms of price and service. Cintas undertakes no obligation to publicly release any revisions to any forward-looking statements or to otherwise update any forward-looking statements whether as a result of new information or to reflect events, circumstances or any other unanticipated developments arising after the date on which such statements are made, except otherwise required by law.
Negative global economic factors may adversely affect our financial performance.
Negative economic conditions, in North America and our other markets, may adversely affect our financial performance. Higher levels of unemployment, inflation, tax rates and other changes in tax laws and other economic factors could adversely affect the demand for Cintas' products and services. Increases in labor costs, including healthcare and insurance costs, labor shortages or shortages of skilled labor, higher material costs for items such as fabrics and textiles, lower recycled paper prices, higher interest rates, inflation, higher tax rates and other changes in tax laws and other economic factors could increase our costs of rental uniforms and ancillary products and other services and selling and administrative expenses. As a result, these factors could adversely affect our sales and consolidated results of operations.
Increased competition could adversely affect our financial performance.
We operate in highly competitive industries and compete with national, regional and local providers. Product, design, price, quality, service and convenience to the customer are the competitive elements in these industries. If existing or future competitors seek to gain or retain market share by reducing prices, Cintas may be required to lower prices, which would hurt its results of operations. Cintas' competitors also generally compete with Cintas for acquisition candidates, which can increase the price for acquisitions and reduce the number of available acquisition candidates. In addition, our customers and prospects may decide to perform certain services in-house instead of outsourcing these services to us. These competitive pressures could adversely affect our sales and consolidated results of operations.
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
Increases in fuel and energy costs could adversely affect our financial condition and results of operations.
The price of fuel and energy needed to run our vehicles and equipment is unpredictable and fluctuates based on events outside our control, including geopolitical developments, supply and demand for oil and gas, actions by OPEC and other oil and gas producers, war and unrest in oil producing countries, regional production patterns, limits on refining capacities, natural disasters and environmental concerns. Increases in fuel and energy costs could adversely affect our consolidated financial condition and consolidated results of operations.
Unionization campaigns could adversely affect our results of operations.
Cintas has been and could continue to be the target of a unionization campaign by several unions. These unions have attempted to pressure Cintas into surrendering its employees' rights to a government-supervised election by unilaterally accepting union representation. We will continue to vigorously oppose any unionization campaign and defend our employees' rights to a government-supervised election. Unionization campaigns could be materially disruptive to our business and could adversely affect our consolidated results of operations.
Risks associated with the suppliers from whom our products are sourced could adversely affect our results of operations.
The products we sell are sourced from a wide variety of domestic and international suppliers. Global sourcing of many of the products we sell is an important factor in our financial performance. We require all of our suppliers to comply with applicable laws, including labor and environmental laws, and otherwise be certified as meeting our required supplier standards of conduct. Our ability to find qualified suppliers who meet our standards, and to access products in a timely and efficient manner is a significant challenge, especially with respect to suppliers located and goods sourced outside the United States. Political and economic stability in the countries in which foreign suppliers are located, the financial stability of suppliers, suppliers' failure to meet our supplier standards, labor problems experienced by our suppliers, the availability of raw materials to suppliers, currency exchange rates, transport availability and cost, inflation and other factors relating to the suppliers and the countries in which they are located are beyond our control. In addition, U.S. and foreign trade policies, tariffs and other impositions on imported goods, trade sanctions imposed on certain countries, the limitation on the importation of certain types of goods or of goods containing certain materials from other countries and other factors relating to foreign trade are beyond our control. These and other factors affecting our suppliers and our access to products could adversely affect our consolidated results of operations.
Fluctuations in foreign currency exchange could adversely affect our financial condition and results of operations.
We earn revenue, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar, including the Canadian dollar, British pound, and the euro. In fiscal years 2012, 2011 and 2010, revenue denominated in currencies other than the U.S. dollar represented less than 10% of our consolidated revenue. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenue, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, fluctuations in the value of the U.S. dollar against other major currencies, particularly in the event of significant increases in foreign currency revenue, will impact our revenue and operating income and the value of balance sheet items denominated in foreign currencies. This impact could adversely affect our consolidated financial condition and consolidated results of operations.
Failure to comply with the regulations of the U.S. Occupational Safety and Health Administration and other state and local agencies that oversee safety compliance could adversely affect our results of operations.
The Occupational Safety and Health Act of 1970, as amended, or OSHA, establishes certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by OSHA and various record keeping, disclosure and procedural requirements. Various OSHA standards may apply to our operations. We have incurred, and will continue to incur, capital and operating expenditures and other costs in the ordinary course of our business in complying with OSHA and other state and local laws and regulations. Any failure to comply with these regulations could result in fines by government authorities and payment of damages to private litigants and affect our ability to service our customers and adversely affect our consolidated results of operations.
We are subject to legal proceedings that may adversely affect our financial condition and results of operations.
We are party to various litigation claims and legal proceedings. We discuss these lawsuits and other litigation to which we are party in greater detail under the caption "Item 3. Legal Proceedings" and in Note 12 entitled Litigation and Other Contingencies of "Notes to Consolidated Financial Statements." Certain of these lawsuits or potential future lawsuits, if decided adversely to us or settled by us, may result in liability and expense material to our consolidated financial condition and consolidated results of operations.
Compliance with environmental laws and regulations could result in significant costs that adversely affect our results of operations.
Our operating locations are subject to environmental laws and regulations relating to the protection of the environment and health and safety matters, including those governing discharges of pollutants to the air and water, the management and disposal of hazardous substances and wastes and the clean-up of contaminated sites. The operation of our businesses entails risks under environmental laws and regulations. We could incur significant costs, including clean-up costs, fines and sanctions and claims by third parties for property damage and personal injury, as a result of violations of or liabilities under these laws and regulations. We are currently involved in a limited number of remedial investigations and actions at various locations. While based on information currently known to us, we believe that we maintain adequate reserves with respect to these matters, our liability could exceed forecasted amounts, and the imposition of additional clean-up obligations or the discovery of additional contamination at these or other sites could result in significant additional costs which could adversely affect our results of operations. In addition, potentially significant expenditures could be required to comply with environmental laws and regulations, including requirements that may be adopted or imposed in the future.
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
We rely extensively on computer systems to process transactions, maintain information and manage our businesses. Disruptions in the availability of our computer systems could impact our ability to service our customers and adversely affect our sales and results of operations.
Our businesses rely on our computer systems to provide customer information, process customer transactions and provide other general information necessary to manage our businesses. We have an active disaster recovery plan in place that is frequently reviewed and tested. However, our computer systems are subject to damage or interruption due to system conversions, power outages, computer or telecommunication failures, catastrophic events such as fires, tornadoes and hurricanes and usage errors by our employees. In addition, cyber-security attacks are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and corruption of data. We believe that we have adopted appropriate measures to mitigate potential risks to our technology and our operations from these information technology-related and other potential disruptions. However, given the unpredictability of the timing, nature and scope of such disruptions, we could potentially be subject to production downtimes, operational delays, interruptions in our ability to provide products and services to our customers, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems and networks, financial losses from remedial actions, loss of business or potential liability, and damage to our reputation. Any disruption caused by the unavailability of our computer systems could adversely affect our sales, could require us to make a significant investment to fix or replace them and, therefore, could adversely affect our consolidated results of operations.
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
Unexpected events, including fires or explosions at facilities, natural disasters such as hurricanes and tornadoes, war or terrorist activities, unplanned outages, supply disruptions, failure of equipment or systems or changes in laws and/or regulations impacting our businesses, could adversely affect our results of operations. These events could result in customer disruption, physical damage to one or more key operating facilities, the temporary closure of one or more key operating facilities or the temporary disruption of information systems.
We may recognize impairment charges, which could adversely affect our financial condition and results of operations.
We assess our goodwill and other intangible assets and our long-lived assets for impairment when required by U.S. generally accepted accounting principles. These accounting principles require that we record an impairment charge if circumstances indicate that the asset carrying values exceed their estimated fair values. The estimated fair value of these assets is impacted by general economic conditions in the locations in which we operate. Deterioration in these general economic conditions may result in: declining revenue which can lead to excess capacity and declining operating cash flow; reductions in management's estimates for future revenue and operating cash flow growth; increases in borrowing rates and other deterioration in factors that impact our weighted average cost of capital; and deteriorating real estate values. If our assessment of goodwill, other intangible assets or long-lived assets indicates an impairment of the carrying value for which we recognize an impairment charge, this may adversely affect our consolidated financial condition and consolidated results of operations.
Within our Document Management business, we handle customers' confidential information. Our failure to protect our customers' confidential information against security breaches could damage our reputation, harm our business and adversely impact our results of operations.
Our Document Management Services business includes both document destruction and document retention services. These services involve the handling of our customers' confidential information and the subsequent destruction or retention of this information. Any compromise of security, accidental loss or theft of customer data in our possession could damage our reputation and expose us to risk of liability, which could harm our business and adversely impact our consolidated results of operations.
The effects of credit market volatility and changes in our credit ratings could adversely affect our liquidity and results of operations.
Our operating cash flows, combined with access to the credit markets, provide us with significant discretionary funding capacity. However, deterioration in the global credit markets may limit our ability to access credit markets, which could adversely affect our liquidity and/or increase our cost of borrowing. In addition, credit market deterioration and its actual or perceived effects on our results of operations and financial condition, along with deterioration in general economic conditions, may increase the likelihood that the major independent credit agencies will downgrade our credit ratings, which could increase our cost of borrowing. Increases in our cost of borrowing could adversely affect our consolidated results of operations.

Item 1B.  Unresolved Staff Comments
None.

Item 2.  Properties
Cintas occupies 437 facilities located in 294 cities. Cintas leases 245 of these facilities for various terms ranging from monthly to the year 2032. Cintas expects that it will be able to renew or replace its leases on satisfactory terms. Of the six manufacturing facilities listed below, Cintas controls the operations of two of these manufacturing facilities, but does not own or lease the real estate related to these operations. All other facilities are owned. The principal executive office in Cincinnati, Ohio, provides centrally located administrative functions including accounting, finance, marketing and computer system development and support. Cintas operates rental processing plants that house administrative, sales and service personnel and the necessary equipment involved in the cleaning of uniforms and bulk items, such as entrance mats and shop towels. Branch operations provide administrative, sales and service functions. Cintas operates eight distribution centers and six manufacturing facilities. Cintas also operates first aid, safety and fire protection and document management facilities and direct sales offices. Cintas considers the facilities it operates to be adequate for their intended use. Cintas owns or leases approximately 13,400 vehicles which are used for the route-based services and by the sales and management employee-partners.
The following chart provides additional information concerning Cintas' facilities:

Type of Facility	# of Facilities

Rental Processing Plants	166
Rental Branches	108
First Aid, Safety and Fire Protection Facilities	59
Document Management Facilities	75
Distribution Centers	8	*
Manufacturing Facilities	6
Direct Sales Offices	15
Total	437

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

Item 4.  Mine Safety Disclosures

Not applicable.

Part II

Item 5.  Market for Registrant's Common Equity,
Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Cintas' common stock is traded on the NASDAQ Global Select Market under the symbol "CTAS." The following table shows the high and low sales prices of shares of Cintas' common stock by quarter during the last two fiscal years:

Fiscal 2012
Quarter Ended	High	Low

May 2012	$40.61	$36.40
February 2012	39.34	29.31
November 2011	32.48	26.39
August 2011	34.54	26.59

Fiscal 2011
Quarter Ended	High	Low

May 2011	$32.90	$27.22
February 2011	30.19	27.18
November 2010	28.47	25.70
August 2010	27.26	23.50

At May 31, 2012, there were approximately 2,000 shareholders on record of Cintas' common stock. Cintas believes that this represents approximately 30,000 beneficial owners.
Dividends
Dividends on Cintas' outstanding common stock have been paid annually and amounted to $0.54 per share, $0.49 per share and $0.48 per share in fiscal 2012, 2011 and 2010, respectively.
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
Total shareholder return was based on the increase in the price of the common stock and assumed reinvestment of all dividends. Further, total return was weighted according to market capitalization of each company. The companies in the peer group are not the same as those considered by the Compensation Committee of the Board of Directors.

Total Shareholder Returns
Comparison of Five-Year Cumulative Total Return
Purchases of Equity Securities by the Issuer and Affiliated Purchases

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan (1)	Maximum approximate dollar value of shares that may yet be purchased under the plan (1)

March 1 - 31, 2012	—	$—	—	$500,000,000
April 1 - 30, 2012	1,299,469	39.18	1,299,469	449,089,096
May 1 - 31, 2012 (2)	2,016,386	39.05	2,015,373	370,391,845
Total	3,315,855	$39.10	3,314,842	$370,391,845

(1) On October 18, 2011, Cintas announced that the Board of Directors authorized a $500.0 million share buyback program at market prices. Beginning in April 2012, under the October 18, 2011 program, through May 31, 2012, Cintas has purchased a total of approximately 3.3 million shares of Cintas stock at an average price of $39.10 per share for a total purchase price of $129.6 million.
(2) During May 2012, Cintas purchased 1,013 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock options that vested during the fiscal year. These shares were purchased at an average price of $37.61 per share for a total purchase price of less than $0.1 million.

Item 6.  Selected Financial Data
Eleven-Year Financial Summary

(In thousands except per share and percentage data)
Fiscal Years Ended May 31,	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	10-Year Compd Growth

Revenue	$2,271,052	2,686,585	2,814,059	3,067,283	3,403,608	3,706,900	3,937,900	3,774,685	3,547,339	3,810,384	4,102,000	6.1%
Net Income	$229,466	243,191	265,078	292,547	323,382	334,538	335,405	226,357	215,620	246,989	297,637	2.6%
Basic EPS	$1.35	1.43	1.55	1.70	1.93	2.09	2.15	1.48	1.40	1.68	2.27	5.3%
Diluted EPS	$1.33	1.41	1.54	1.69	1.92	2.09	2.15	1.48	1.40	1.68	2.27	5.5%
Dividends Per Share	$0.25	0.27	0.29	0.32	0.35	0.39	0.46	0.47	0.48	0.49	0.54	8.0%
Total Assets	$2,519,234	2,582,946	2,810,297	3,059,744	3,425,237	3,570,480	3,808,601	3,720,951	3,969,736	4,351,940	4,160,906	5.1%
Shareholders' Equity	$1,423,814	1,646,418	1,888,093	2,104,574	2,090,192	2,167,738	2,254,131	2,367,409	2,534,029	2,302,649	2,139,135	4.2%
Return on Average Equity (1)	17.3%	15.8%	15.0%	14.7%	15.4%	15.7%	15.2%	9.8%	8.8%	10.2%	13.4%
Long-Term Debt	$703,250	534,763	473,685	465,291	794,454	877,074	942,736	786,058	785,444	1,284,790	1,059,166

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

The following table sets forth certain consolidated statements of income data as a percent of revenue by operating segment and in total for the fiscal years ended May 31:

	2012	2011	2010

Revenue:
Rental Uniforms and Ancillary Products	71.0%	70.7%	72.4%
Uniform Direct Sales	10.6%	11.0%	11.0%
First Aid, Safety and Fire Protection Services	10.1%	9.9%	9.5%
Document Management Services	8.3%	8.4%	7.1%
Total revenue	100.0%	100.0%	100.0%

Cost of sales:
Rental Uniforms and Ancillary Products	56.6%	56.8%	56.4%
Uniform Direct Sales	70.1%	69.8%	69.9%
First Aid, Safety and Fire Protection Services	57.1%	58.7%	61.1%
Document Management Services	50.9%	48.7%	48.6%
Total cost of sales	57.6%	57.8%	57.8%

Gross margin:
Rental Uniforms and Ancillary Products	43.4%	43.2%	43.6%
Uniform Direct Sales	29.9%	30.2%	30.1%
First Aid, Safety and Fire Protection Services	42.9%	41.3%	38.9%
Document Management Services	49.1%	51.3%	51.4%
Total gross margin	42.4%	42.2%	42.2%

Selling and administrative expenses	29.2%	30.7%	30.6%
Legal settlements, net of insurance proceeds	—%	—%	0.7%
Restructuring credits	—%	—%	-0.1%
Interest income	—%	-0.1%	-0.1%
Interest expense	1.7%	1.3%	1.4%

Income before income taxes	11.5%	10.3%	9.7%

Fiscal 2012 Compared to Fiscal 2011
Fiscal 2012 total revenue was $4.1 billion, an increase of 7.7% compared to fiscal 2011. The increase primarily resulted from an organic growth increase of 6.1%. Revenue was also positively impacted by 0.4% due to one more workday in fiscal 2012 compared to fiscal 2011. The remaining 1.2% increase represents growth derived through acquisitions in our Document Management Services operating segment, our First Aid, Safety and Fire Protection Services operating segment and our Uniform Rentals and Ancillary Products operating segment during the year. Organic growth by quarter is shown in the table below. Organic growth percentages have been adjusted for the appropriate number of workdays, by quarter and for the year, where applicable.

Organic Growth

First Quarter Ending August 31, 2011	7.6%
Second Quarter Ending November 30, 2011	7.0%
Third Quarter Ending February 29, 2012	5.9%
Fourth Quarter Ending May 31, 2012	4.0%

For the Fiscal Year Ending May 31, 2012	6.1%

Rental Uniforms and Ancillary Products operating segment revenue consists predominantly of revenue derived from the rental of corporate identity uniforms and other garments, including flame resistant clothing, and the rental and/or sale of mats, mops, shop towels, restroom supplies and other rental services. Revenue from the Rental Uniforms and Ancillary Products operating segment increased 8.2% compared to fiscal 2011. The increase primarily resulted from an organic growth increase in revenue of 6.7%. This organic increase in the Rental Uniforms and Ancillary Products operating segment revenue was primarily due to improvements in sales representative productivity. Generally, sales productivity improvements are the result of increased tenure and improved training, which result in a higher number of accounts sold. Revenue was also positively impacted by 0.4% due to one more workday in fiscal 2012 compared to fiscal 2011. The remaining 1.1% increase represents growth derived through acquisitions in our Rental Uniforms and Ancillary Products operating segment.
Other Services revenue, consisting of revenue from the reportable operating segments of Uniform Direct Sales, First Aid, Safety and Fire Protection Services and Document Management Services, increased 6.4% compared to fiscal 2011. The increase primarily resulted from an organic growth increase of 4.6% which was due to improved sales representative productivity and improved account retention, slightly offset by a decrease in the average selling price of recycled paper. Revenue was also positively impacted by 0.4% due to one more workday in fiscal 2012 compared to fiscal 2011. The remaining 1.4% represents growth derived through acquisitions in our Document Management Services operating segment and our First Aid, Safety and Fire Protection Services operating segment during fiscal 2012.
Cost of rental uniforms and ancillary products increased 7.7% compared to fiscal 2011. Cost of rental uniforms and ancillary products consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, mops, shop towels and other ancillary items. The cost of rental uniforms and ancillary products increase compared to fiscal 2011 was due to increased Rental Uniforms and Ancillary Products operating segment sales volume.
Cost of other services increased 6.6% compared to fiscal 2011. Cost of other services consists primarily of cost of goods sold (predominantly uniforms and first aid products), delivery expenses and distribution expenses in the Uniform Direct Sales operating segment, the First Aid, Safety and Fire Protection Services operating segment and the Document Management Services operating segment. The increase from fiscal 2011 was due to increased Other Services sales volume.
Selling and administrative expenses increased $30.0 million, or 2.6%, compared to fiscal 2011 due to increases in labor and other employee-partner related expenses. However, selling and administrative expenses as a percent of revenue, at 29.2%, decreased from 30.7% in fiscal 2011 due to improvements in sales representative productivity and cost control initiatives.
Operating income of $539.6 million in fiscal 2012 increased $99.3 million, or 22.5%, compared to fiscal 2011. This increase was primarily due to increased revenue in fiscal 2012 and improved capacity utilization.
Net interest expense (interest expense less interest income) increased $21.0 million from fiscal 2011. This increase was due to the increased interest cost associated with the issuance of $500.0 million aggregate principal amount of senior notes in the fourth quarter of fiscal 2011.
Income before income taxes was $470.9 million, a 19.9% increase compared to fiscal 2011. This change reflects the increase in operating income offset by the increase in net interest expense described above.
Cintas' effective tax rate was 36.8% for fiscal 2012 as compared to 37.1% and 37.3% for fiscal 2011 and 2010, respectively. The decrease in the effective tax rate from fiscal 2011 to fiscal 2012 was primarily the result of positive audit resolutions (also see Note 7 entitled Income Taxes of "Notes to Consolidated Financial Statements" for more information on income taxes).
Net income for fiscal 2012 of $297.6 million was a 20.5% increase compared to fiscal 2011. This increase was primarily due to revenue increasing at a faster rate of 7.7% compared to a 5.7% increase in operating expenses. Revenue grew at a faster rate primarily due to improvements in sales representative productivity. Diluted earnings per share of $2.27 was a 35.1% increase compared to fiscal 2011. The increase in diluted earnings per share is higher than the increase in net income due to a decrease in weighted average common stock outstanding as a result of Cintas purchasing 11.4 million shares of its common stock during fiscal 2012.

Rental Uniforms and Ancillary Products Operating Segment
As discussed above, Rental Uniforms and Ancillary Products operating segment revenue increased $220.0 million, or 8.2%, and the cost of rental uniforms and ancillary products increased $118.1 million, or 7.7%. The operating segment's fiscal 2012 gross margin was 43.4% of revenue compared to 43.2% in fiscal 2011. The increase in gross margin as a percent of revenue over fiscal 2011 was due to an increase in revenue as a result of improvements in sales representative productivity and improved capacity utilization.
Selling and administrative expenses for the Rental Uniforms and Ancillary Products operating segment increased $12.0 million in fiscal 2012 compared to fiscal 2011 primarily due to increases in labor and other employee-partner related expenses. Selling and administrative expenses as a percent of revenue, at 28.6%, decreased from 30.5% in fiscal 2011. This decrease as a percent of revenue was primarily due to cost control initiatives and higher Rental Uniforms and Ancillary Products operating segment revenue from greater sales representative productivity in fiscal 2012 compared to fiscal 2011.
Income before income taxes increased $89.9 million to $429.5 million for the Rental Uniforms and Ancillary Products operating segment for fiscal 2012 compared to fiscal 2011. This increase is primarily due to the increase in revenue offset by the increase in selling and administrative expenses discussed above.
Uniform Direct Sales Operating Segment
Uniform Direct Sales operating segment revenue increased $14.8 million, or 3.5%, compared to fiscal 2011. Revenue was positively impacted by 0.4% due to one more workday in fiscal 2012 compared to fiscal 2011. Cost of uniform direct sales increased $11.6 million, or 4.0%, compared to fiscal 2011. The gross margin as a percent of revenue was 29.9% for fiscal 2012 compared to 30.2% in fiscal 2011. This decrease in gross margin as a percent of revenue over fiscal 2011 was due to increased garment material costs due to higher cotton prices, higher freight costs on shipments from our distribution centers and higher energy-related costs associated with our rental catalog service.
Selling and administrative expenses increased $2.4 million, or 3.0%, in fiscal 2012 compared to fiscal 2011. Selling and administrative expenses as a percent of revenue, at 18.6%, decreased slightly from 18.7% in fiscal 2011.
Income before income taxes was $49.0 million in fiscal 2012, an increase of $0.8 million, or 1.6%, compared to fiscal 2011. Income before income taxes as a percent of revenue, at 11.3%, decreased from 11.5% in fiscal 2011. This decrease in income before income taxes is primarily due to cost of uniform direct sales increasing at a greater rate than revenue based on the factors noted above.
First Aid, Safety and Fire Protection Services Operating Segment
First Aid, Safety and Fire Protection Services operating segment revenue increased $38.0 million in fiscal 2012, a 10.1% increase compared to fiscal 2011. This increase primarily resulted from an organic growth increase of 8.4% due to improvements in sales representative productivity and improved customer retention. Revenue was also positively impacted by 0.4% due to one more workday in fiscal 2012 compared to fiscal 2011. The remaining 1.3% represents growth derived through acquisitions.
Cost of first aid, safety and fire protection services increased $15.6 million, or 7.1%, in fiscal 2012, due primarily to increased First Aid, Safety and Fire Protection Services operating segment volume. Gross margin for the First Aid, Safety and Fire Protection Services operating segment is defined as revenue less cost of goods, warehouse expenses, service expenses and training expenses. The gross margin as a percent of revenue was 42.9% for fiscal 2012 compared to 41.3% in fiscal 2011. This increase is due to an increase in revenue for the reasons noted above and improved capacity utilization from the higher revenue levels.
Selling and administrative expenses increased by $8.7 million, or 6.5%, in fiscal 2012 compared to fiscal 2011 primarily due to an increase in labor and other employee-partner related expenses. However, selling and administrative expenses as a percent of revenue, at 34.5%, decreased from 35.6% in fiscal 2011. Revenue grew at a faster rate than selling and administrative expenses due to improvements in sales representative productivity and cost control initiatives.
Income before income taxes for the First Aid, Safety and Fire Protection Services operating segment was $35.1 million in fiscal 2012 compared to $21.5 million in fiscal 2011. This increase in income before income taxes was primarily due to the increase in First Aid, Safety and Fire Protection Services operating segment revenue and improved capacity utilization from the higher revenue levels.

Document Management Services Operating Segment
Document Management Services operating segment revenue increased $18.8 million for fiscal 2012, or 5.8%, over fiscal 2011. This increase primarily resulted from an organic growth increase of 2.1%. Revenue was also positively impacted by 0.4% due to one more workday in fiscal 2012 compared to fiscal 2011. The remaining 3.3% increase represents growth derived mainly through acquisitions. This operating segment derives a portion of its revenue from the sale of shredded paper to paper recyclers.  The average price from these paper sales decreased by approximately 6% in fiscal 2012 compared to fiscal 2011, due to decreases in recycled paper prices.  This decrease resulted in lower recycled paper revenue.
Cost of document management services increased $16.9 million, or 10.8%, for fiscal 2012 due to increased Document Management Services operating segment volume. Gross margin for the Document Management Services operating segment is defined as revenue less production and service costs. The gross margin as a percent of revenue decreased from 51.3% in fiscal 2011 to 49.1% in fiscal 2012. This decrease is due to a drop in recycled paper prices and an increase in energy-related costs in fiscal 2012 compared to fiscal 2011.
Selling and administrative expenses increased $7.0 million in fiscal 2012 over fiscal 2011. This increase is primarily due to an increase in labor and other employee-partner related expenses. However, these expenses as a percent of revenue, at 41.4%, decreased from 41.7% in fiscal 2011. This decrease is due to the revenue growing at a faster rate than the expenses due to cost control initiatives, lower bad debt expense and lower amortization expense related to acquisition related intangible assets.
Income before income taxes for the Document Management Services operating segment was $26.0 million, a decrease of $5.1 million compared to fiscal 2011. Income before income taxes, at 7.6% of the operating segment's revenue, decreased from 9.7% in fiscal 2011. This decrease is primarily a result of the increase in the cost of document management services and selling and administrative expenses, as discussed above.

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

Organic Growth

First Quarter Ending August 31, 2010	2.8%
Second Quarter Ending November 30, 2010	4.2%
Third Quarter Ending February 28, 2011	5.5%
Fourth Quarter Ending May 31, 2011	8.0%

For the Fiscal Year Ending May 31, 2011	5.1%

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
Other Services revenue, consisting of revenue from the reportable operating segments of Uniform Direct Sales, First Aid, Safety and Fire Protection Services and Document Management Services, increased 14.3% compared to fiscal 2010. The increase primarily resulted from an organic increase of 9.8%, which was due to improved sales representative productivity, improved account retention and an increase in the average selling price of recycled paper. The remaining 4.5% represents growth derived through acquisitions in our Document Management Services operating segment and our First Aid, Safety and Fire Protection Services operating segment during fiscal 2011.

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
Selling and administrative expenses increased $82.6 million, or 7.6%, compared to fiscal 2010. Labor and payroll tax expenses increased $47.5 million compared to fiscal 2010 primarily as a result of an increase in the number of sales representatives. In addition, bad debt expense increased $6.7 million due to a slight deterioration in the aging of receivables and professional services increased $10.9 million due to costs related to our enterprise-wide system conversion.
During the first quarter of fiscal 2010, Cintas and the plaintiffs involved in the litigation, Paul Veliz, et al. v. Cintas Corporation, reached a settlement in principle. The pre-tax impact, net of insurance proceeds, was approximately $19.5 million. This settlement is more fully described in Note 12 entitled Litigation and Other Contingencies of "Notes to Consolidated Financial Statements." During the second quarter of fiscal 2010, Cintas had legal settlements that totaled $4.0 million, net of insurance proceeds. None of these settlements were significant individually. These settlements included litigation related to multiple subjects including employment practices and insurance coverage.
Operating income of $440.3 million in fiscal 2011 increased $49.5 million, or 12.7%, compared to fiscal 2010. This increase was primarily due to increased revenue in fiscal 2011, improved capacity utilization and the legal settlements that occurred in the prior fiscal year.
Net interest expense (interest expense less interest income) increased $0.8 million from fiscal 2010. This increase was due to a $1.1 million increase in interest expense caused by higher levels of borrowings in fiscal 2011 compared to fiscal 2010, offset by a $0.3 million increase in interest income.
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
Net income for fiscal 2011 of $247.0 million was a 14.5% increase compared to fiscal 2010, and diluted earnings per share of $1.68 was a 20.0% increase compared to fiscal 2010. These changes reflect the items described above. The increase in diluted earnings per share of 20.0% is higher than the 14.5% increase in net income due to the impact of Cintas purchasing 15.4 million shares of its common stock during fiscal 2011.
Rental Uniforms and Ancillary Products Operating Segment
As discussed above, Rental Uniforms and Ancillary Products operating segment revenue increased $122.9 million, or 4.8%, and the cost of rental uniforms and ancillary products increased $80.9 million, or 5.6%. The operating segment's fiscal 2011 gross margin was 43.2% of revenue compared to 43.6% in fiscal 2010. The reduction in gross margin as a percent of revenue over fiscal 2010 was due to a 15 basis point increase in maintenance costs and a 15 basis point increase in energy-related costs, which include natural gas, electric and gas.
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
Document Management Services Operating Segment
Document Management Services operating segment revenue increased $68.3 million for fiscal 2011, or 27.0%, over fiscal 2010. This increase primarily resulted from an organic increase of 15.3%. The organic increase is primarily due to the sale of destruction services to new customers and an increase in recycled paper revenue. This operating segment derives a portion of its revenue from the sale of shredded paper to paper recyclers. The average selling price from these paper sales increased by approximately 31% in fiscal 2011 compared to fiscal 2010. Excluding recycled paper revenue, this operating segment revenue grew 8.2% organically compared to fiscal 2010. Acquisitions accounted for revenue growth of 11.7%.
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
Selling and administrative expenses increased $28.2 million in fiscal 2011 over fiscal 2010. This increase is primarily due to an increase in the number of sales representatives. Selling and administrative expenses as a percent of revenue was 41.7% for fiscal 2011, which is consistent with the 41.8% in fiscal 2010.
Income before income taxes for the Document Management Services operating segment was $31.1 million, an increase of $6.8 million compared to fiscal 2010. Income before income taxes was 9.7% of the operating segment's revenue which is consistent with 9.6% in fiscal 2010.

Liquidity and Capital Resources
The following is a summary of our cash flows and cash, cash equivalents and marketable securities as of and for the fiscal years ending May 31:

(In thousands)	2012	2011

Net cash provided by operating activities	$469,862	$340,886
Net cash used in investing activities	$(104,294)	$(298,593)
Net cash used in financing activities	$(460,575)	$(20,038)

Cash and cash equivalents at the end of the period	$339,825	$438,106
Marketable securities at the end of the period	$—	$87,220

The cash, cash equivalents and marketable securities as of May 31, 2012, include $51.8 million that is located outside of the United States. In the fourth quarter of fiscal 2012, Cintas repatriated approximately $110 million of cash from foreign subsidiaries. We expect to use the remaining amounts located outside of the U.S. to fund our international operations and international expansion activities. No marketable securities were outstanding at May 31, 2012. We believe that our investment policy pertaining to marketable securities is conservative. The primary criterion used in making investment decisions is the preservation of principal, while earning an attractive yield.
Cash flows provided by operating activities have historically supplied us with a significant source of liquidity. We generally use these cash flows to fund most, if not all, of our operations and expansion activities and dividends on our common stock. We may also use cash flows provided by operating activities, as well as proceeds from long-term debt and short-term borrowings, to fund growth and expansion opportunities, as well as other cash requirements such as the repurchase of our common stock.
Net cash provided by operating activities was $469.9 million for fiscal 2012, an increase of $129.0 million compared to fiscal 2011. Along with the increase in net income, the decrease in inventory during the third and fourth quarters of fiscal 2012 also had a positive impact on our operating cash flow. In addition, although accounts receivable increased on increased revenue, the average accounts receivable collection period at May 31, 2012 improved to 40 days compared to 42 days at May 31, 2011.
Net cash used in investing activities includes capital expenditures and cash paid for acquisitions of businesses. Capital expenditures were $160.8 million and $182.6 million for fiscal 2012 and fiscal 2011, respectively. These capital expenditures primarily related to expansion efforts in the Rental Uniforms and Ancillary Products and Document Management Services operating segments and to our enterprise-wide system conversion. Capital expenditures for fiscal 2012 included $107.2 million for the Rental Uniforms and Ancillary Products operating segment and $33.2 million for the Document Management Services operating segment. Cash paid for acquisitions of businesses was $24.9 million and $171.6 million for fiscal 2012 and fiscal 2011, respectively. The acquisitions in fiscal 2012 occurred in our Document Management Services, First Aid, Safety and Fire Protection Services and Rental Uniforms and Ancillary Products operating segments. The cash used for capital expenditures and acquisitions was offset by net proceeds from the redemption of marketable securities of $79.4 million in fiscal 2012 and $60.7 million in fiscal 2011.
Net cash used in financing activities was $460.6 million and $20.0 million for fiscal 2012 and 2011, respectively. We completed the May 2, 2005 share buyback program by purchasing 7.7 million shares of Cintas common stock for a total of $202.1 million by the end of September 30, 2010. On October 26, 2010, we announced that the Board of Directors authorized an additional $500.0 million share buyback program at market prices. Beginning in April 2011, under the October 26, 2010 share buyback program, we purchased 7.7 million shares of Cintas common stock for an aggregate purchase price of $240.5 million, which resulted in a total of $442.5 million of Cintas common stock being repurchased through May 31, 2011. We completed the October 26, 2010 share buyback program by purchasing an additional 8.1 million shares of Cintas common stock in June and July 2011 for an aggregate purchase price of $259.5 million. From the inception of the October 26, 2010 share buyback program through July 29, 2011, Cintas purchased a total of 15.8 million shares of Cintas common stock at an average price of $31.70 per share for a total purchase price of $500.0 million. On October 18, 2011, we announced that the Board of Directors authorized a new $500.0 million share buyback program at market prices. Beginning in April 2012, under the October 18, 2011 share buyback program through May 31, 2012, Cintas has purchased a total of approximately 3.3 million shares of Cintas stock at an average price of $39.10 per share for a total purchase price of $129.6 million. In July 2012, we purchased 0.6 million shares of Cintas stock for $23.7 million. From the inception of the October 18, 2011 share buyback program through July 30, 2012, Cintas has purchased a total of 3.9 million shares of Cintas common stock at an average price of $38.86 per share for a total purchase price of $153.3 million. For the fiscal year ended May 31, 2012, Cintas acquired approximately 99,000 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $32.05 per share.
We paid an annual cash dividend of $70.8 million, or $0.54 per share, in December 2011. On a per share basis, this dividend is an increase of 10.2% over the dividend paid in fiscal 2011. This marks the 29th consecutive year that Cintas has increased its annual dividend, every year since going public in 1983.
As of May 31, 2012, we had $1,275.0 million aggregate principal amount in fixed rate senior notes outstanding with maturities ranging from 2012 to 2036. On May 18, 2011, Cintas issued $250.0 million aggregate principal amount of senior notes due 2016 bearing an interest rate of 2.85% and an additional $250.0 million aggregate principal amount of senior notes due 2021 bearing an interest rate of 4.30%. The interest on both tranches of these senior notes are paid semi-annually. The net proceeds generated from the offerings were used to repay our outstanding commercial paper borrowings, purchase shares of Cintas common stock under the October 26, 2010 share buyback program and other general corporate purchases. As of May 31, 2012, we also had outstanding $225.0 million of 10-year senior notes issued in fiscal 2002 at a rate of 6.0%, $250.0 million of 30-year senior notes issued in fiscal 2007 at a rate of 6.15% and $300.0 million of 10-year senior notes issued in fiscal 2008 at a rate of 6.125%. During fiscal 2010, Cintas initiated a $7.5 million loan with PIDC Regional Center, LP for funding related to a facility being built in Philadelphia. It is a 5-year note with a 2.75% interest rate.
On June 1, 2012, Cintas repaid at maturity $225.0 million aggregate principal amount of its 6.00% senior notes due 2012. Subsequently, on June 5, 2012, Cintas issued $250.0 million aggregate principal amount of senior notes due June 1, 2022. These senior notes bear interest at a rate of 3.25% paid semi-annually beginning December 1, 2012. The net proceeds generated from the offering will be used for general corporate purposes.

Cintas' commercial paper program has a capacity of $300.0 million that is fully supported by a backup revolving credit facility through a credit agreement with its banking group. This revolving credit facility has an accordion feature that allows for a maximum borrowing capacity of $450.0 million. The revolving credit facility was amended on October 7, 2011, to extend the maturity date from September 26, 2014 to October 6, 2016, to improve the applicable margin used to calculate the interest rate payable on any outstanding loans and the facility fee payable under the agreement and to replace the financial covenant regarding Cintas' net funded indebtedness to total capitalization with a requirement to maintain a leverage ratio of consolidated indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (debt to EBITDA) of no more than 3.5 to 1.0. We believe this program, along with cash generated from operations, will be adequate to provide necessary funding for our future cash requirements. No commercial paper or borrowings on our revolving credit facility were outstanding at May 31, 2012 or 2011.
Cintas has certain covenants related to debt agreements. These covenants limit our ability to incur certain liens, to engage in sale-leaseback transactions and to merge, consolidate or sell all or substantially all of Cintas' assets. These covenants also require Cintas to maintain certain debt to EBITDA and interest coverage ratios. Cross-default provisions exist between certain debt instruments. If a default of a significant covenant were to occur, the default could result in an acceleration of the maturity of the indebtedness, impair liquidity and limit the ability to raise future capital. As of May 31, 2012, Cintas was in compliance with all significant debt covenants.
Our access to the commercial paper and long-term debt markets has historically provided us with sources of liquidity. We do not anticipate having difficulty in obtaining financing from those markets in the future in view of our favorable experiences in the debt markets in the recent past. Our ability to continue to access the commercial paper and long-term debt markets on favorable interest rate and other terms will depend, to a significant degree, on the ratings assigned by the credit rating agencies to our indebtedness. As of May 31, 2012, our ratings were as follows:

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
To monitor our credit rating and our capacity for long-term financing, we consider various qualitative and quantitative factors. One such factor is the ratio of our total debt to EBITDA. For the purpose of this calculation, debt is defined as the sum of short-term borrowings, long-term debt due within one year, obligations under capital leases due in one year, long-term debt and long-term obligations under capital leases.
Contractual Obligations

(In thousands)	Payments Due by Period
	Total	One year or less	Two to three years	Four to five years	After five years

Long-term debt (1)	$1,284,802	$225,636	$8,690	$250,403	$800,073
Operating leases (2)	187,519	36,887	55,883	34,587	60,162
Interest payments (3)	616,373	55,158	109,852	93,307	358,056
Interest swap agreements	—	—	—	—	—
Unconditional purchase obligations	—	—	—	—	—
Total long-term contractual cash obligations	$2,088,694	$317,681	$174,425	$378,297	$1,218,291

Cintas also makes payments to defined contribution plans. The amount of contributions made to the defined contribution plans are at the discretion of the Board of Directors of Cintas. Future contributions are expected to increase approximately 3% to 5% annually. Based on that increase, payments due in one year or less would be $28.0 million, two to three years would be $60.4 million and four to five years would be $66.6 million. Payments for years thereafter are expected to continue increasing by approximately 5% each year.

(1)
Long-term debt primarily consists of $1,275.0 million in senior notes. Reference Note 5 entitled Long-Term Debt and Derivatives of "Notes to Consolidated Financial Statements" for a detailed discussion of long-term debt.

(2)	Operating leases consist primarily of operational facility leases.

(3)
Interest payments could include interest on both fixed and variable rate debt. As of May 31, 2012, Cintas did not have commercial paper outstanding, and therefore did not have any variable rate debt. Rates have been assumed to remain constant in fiscal 2013, increase 75 basis points in both fiscal 2014 and 2015, increase 100 basis points in both fiscal 2016 and 2017 and increase a total of 150 basis points beyond fiscal 2017.

Other Commitments

(In thousands)	Amount of Commitment Expiration per Period
	Total	One year or less	Two to three years	Four to five years	After five Years

Lines of credit (1)	$299,916	$—	$—	$299,916	$—
Standby letters of credit (2)	85,716	85,716	—	—	—
Guarantees	—	—	—	—	—
Standby repurchase obligations	—	—	—	—	—
Other commercial commitments	—	—	—	—	—
Total other commitments	$385,632	$85,716	$—	$299,916	$—

(1)	Back-up facility for the commercial paper program (reference Note 5 entitled Long-Term Debt and Derivatives of "Notes to Consolidated Financial Statements" for further discussion).

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

Litigation and Other Contingencies
Cintas is subject to legal proceedings and claims arising from the ordinary course of its business, including personal injury, customer contract, environmental and employment claims. In the opinion of management, the aggregate liability, if any, with respect to such ordinary course of business actions will not have a material adverse effect on the consolidated financial position or results of operations of Cintas. Cintas is party to additional litigation not considered in the ordinary course of business. Please refer to "Part I, Item 3. Legal Proceedings" and Note 12 entitled Litigation and Other Contingencies of "Notes to Consolidated Financial Statements" for a detailed discussion of certain specific litigation.
New Accounting Standards
In June 2011, the Financial Accounting Standards Board (FASB) issued new guidance on the presentation of other comprehensive income. The new guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders' equity and requires an entity to present either one continuous statement of net income and other comprehensive income or two separate, but consecutive, statements. This new guidance is effective for Cintas for the first quarter of the fiscal year ending May 31, 2013, and is to be applied retrospectively. Cintas does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In September 2011, the FASB issued new guidance with respect to the annual goodwill impairment test, which adds a qualitative assessment that allows companies to determine whether they need to perform the two-step impairment test.  The objective of the guidance is to simplify how companies test goodwill for impairment and, more specifically, to reduce the cost and complexity of performing the goodwill impairment test. The guidance may change how the goodwill impairment test is performed, but should not change the timing or measurement of goodwill impairments. The qualitative screen is effective for companies with fiscal years beginning after December 15, 2011. Early adoption is permitted for all companies. Cintas will consider the new guidance in performing its annual goodwill impairment test; however, it was not early adopted in fiscal 2012.
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
Allowance for doubtful accounts
Cintas establishes an allowance for doubtful accounts. This allowance includes an estimate based on historical rates of collectability and allowances for specific accounts identified as uncollectible. The allowance that is an estimate based on the company's historical rates of collectability is recorded for overdue amounts, beginning with a nominal percentage and increasing substantially as the account ages. The amount provided as the account ages will differ slightly between the Rental Uniforms and Ancillary Products operating segment and the three other operating segments because of differences in customers served and the nature of each operating segment.
Inventories
Inventories are valued at the lower of cost (first-in, first-out) or market. Cintas applies a commonly accepted practice of using inventory turns to apply variances between actual and standard costs to the inventory balances. The judgments and estimates used to calculate inventory turns will have an impact on the valuation of inventories at the lower of cost or market. An inventory obsolescence reserve is determined by specific identification, as well as an estimate based on the company's historical rates of obsolescence.

Uniforms and other rental items in service
Uniforms and other rental items in service are valued at cost less amortization, calculated using the straight-line method. Uniforms in service (other than cleanroom and flame resistant clothing) are amortized over their useful life of 18 months. Other rental items, including shop towels, mats, mops, cleanroom garments, flame resistant clothing, linens and restroom dispensers, are amortized over their useful lives, which range from 8 to 48 months. The amortization rates used are based on industry experience, Cintas' specific experience and wear tests performed by Cintas. These factors are critical to determining the amount of in service inventory that is presented in the consolidated financial statements.
Property and equipment
Depreciation is calculated using the straight-line method over the estimated useful lives of the assets based on industry and company specific experience, which is typically 30 to 40 years for buildings, 5 to 20 years for building improvements, 3 to 10 years for equipment and 2 to 15 years for leasehold improvements. When events or circumstances indicate that the carrying amount of long-lived assets may not be recoverable, the estimated undiscounted future cash flows are compared to the carrying amount of the assets. If the estimated undiscounted future cash flows are less than the carrying amount of the assets, an impairment loss is recorded based on the excess of the carrying amount of the assets over their respective fair values. Fair value is generally determined by discounted cash flows or based on prices of similar assets, as appropriate. Long-lived assets that are held for sale are reported at the lower of the carrying amount or the estimated fair value, less estimated costs to sell.
Goodwill and impairment
Goodwill, obtained through acquisitions of businesses, is valued at cost less any impairment. Cintas completes an annual impairment test which includes the determination of the estimated fair value of its reporting units. This test includes comparisons to current market values, where available, and discounted cash flow analyses. Significant assumptions include growth rates based on historical trends and margin improvement leveraged from such growth, as well as discount rates. The methodology used is consistent with prior years. Based on the results of the annual impairment tests, Cintas was not required to recognize an impairment of goodwill for the fiscal years ended May 31, 2012, 2011 or 2010.
Service contracts and other assets
Service contracts and other assets, which consist primarily of noncompete and consulting agreements obtained through acquisitions of businesses, are amortized by use of the straight-line method over the estimated lives of the agreements, which are generally 5 to 10 years. Certain noncompete agreements, as well as all service contracts, require that a valuation be determined using a discounted cash flow model. The assumptions and judgments used in these models involve estimates of cash flows and discount rates, among other factors. Because of the assumptions used to value these intangible assets, actual results over time could vary from original estimates. Impairment of service contracts and other assets is accomplished through specific identification. No impairment has been recognized by Cintas for the fiscal years ended May 31, 2012, 2011 or 2010.
Stock-based compensation
Compensation expense is recognized for all share-based payments to employees, including stock options and restricted stock awards, in the consolidated statements of income based on the fair value of the awards that are granted. The fair value of stock options is estimated at the date of grant using the Black-Scholes option-pricing model. Measured compensation cost, net of estimated forfeitures, is recognized on a straight-line basis over the vesting period of the related share-based compensation award. See Note 11 entitled Stock-Based Compensation of "Notes to Consolidated Financial Statements" for further information.
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

Income taxes
Deferred tax assets and liabilities are determined by the differences between the consolidated financial statement carrying amounts and the tax basis of assets and liabilities. See Note 7 entitled Income Taxes of "Notes to Consolidated Financial Statements" for the types of items that give rise to significant deferred income tax assets and liabilities. Deferred income taxes are classified as assets or liabilities based on the classification of the related asset or liability for financial reporting purposes. Deferred income taxes that are not related to an asset or liability for financial reporting are classified according to the expected reversal date. Cintas regularly reviews deferred tax assets for recoverability based upon projected future taxable income and the expected timing of the reversals of existing temporary differences. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax assets, as adjusted for valuation allowances, will be realized.
Cintas is periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, Cintas records reserves as deemed appropriate. Based on Cintas' evaluation of current tax positions, Cintas believes its tax related accruals are appropriate.

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
Audited Consolidated Financial Statements for the Fiscal Years Ended May 31, 2012, 2011 and 2010

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
With the supervision of our Chief Executive Officer and our Chief Financial Officer, management assessed our internal control over financial reporting as of May 31, 2012. Management based its assessment on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed by our internal audit function.
Based on our assessment, management has concluded that our internal control over financial reporting was effective as of May 31, 2012, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.
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

Scott D. Farmer Chief Executive Officer

William C. Gale Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Cintas Corporation:
We have audited Cintas Corporation's internal control over financial reporting as of May 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cintas Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.
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
In our opinion, Cintas Corporation maintained, in all material respects, effective internal control over financial reporting as of May 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cintas Corporation as of May 31, 2012 and 2011 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended May 31, 2012, of Cintas Corporation, and our report dated July 30, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Cincinnati, Ohio
July 30, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Cintas Corporation:
We have audited the accompanying consolidated balance sheets of Cintas Corporation as of May 31, 2012 and 2011, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended May 31, 2012. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of Cintas Corporation's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cintas Corporation at May 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cintas Corporation's internal control over financial reporting as of May 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated July 30, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Cincinnati, Ohio
July 30, 2012

Consolidated Statements of Income
	Fiscal Years Ended May 31,
(In thousands except per share data)	2012	2011	2010

Revenue:
Rental uniforms and ancillary products	$2,912,261	$2,692,248	$2,569,357
Other services	1,189,739	1,118,136	977,982
	4,102,000	3,810,384	3,547,339
Costs and expenses:
Cost of rental uniforms and ancillary products	1,648,551	1,530,456	1,449,576
Cost of other services	714,841	670,641	599,946
Selling and administrative expenses	1,198,981	1,168,944	1,086,359
Legal settlements, net of insurance proceeds	—	—	23,529
Restructuring credits	—	—	(2,880)

Operating income	539,627	440,343	390,809

Interest income	(1,942)	(2,030)	(1,695)
Interest expense	70,625	49,704	48,612

Income before income taxes	470,944	392,669	343,892
Income taxes	173,307	145,680	128,272
Net income	$297,637	$246,989	$215,620

Basic earnings per share	$2.27	$1.68	$1.40

Diluted earnings per share	$2.27	$1.68	$1.40

Dividends declared and paid per share	$0.54	$0.49	$0.48

See accompanying notes.

Consolidated Balance Sheets
	As of May 31,
(In thousands except share data)	2012	2011

Assets
Current assets:
Cash and cash equivalents	$339,825	$438,106
Marketable securities	—	87,220
Accounts receivable, principally trade, less allowance of $17,017 and $17,057, respectively	450,861	429,131
Inventories, net	251,205	249,658
Uniforms and other rental items in service	452,785	393,826
Income taxes, current	22,188	33,542
Deferred tax asset	—	45,813
Prepaid expenses and other	24,704	23,481
Total current assets	1,541,568	1,700,777

Property and equipment, at cost, net	944,305	946,218

Goodwill	1,485,375	1,487,882
Service contracts, net	76,822	102,312
Other assets, net	112,836	114,751
	$4,160,906	$4,351,940
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$94,840	$110,279
Accrued compensation and related liabilities	91,214	79,834
Accrued liabilities	256,642	242,691
Deferred tax liability	2,559	—
Long-term debt due within one year	225,636	1,335
Total current liabilities	670,891	434,139

Long-term liabilities:
Long-term debt due after one year	1,059,166	1,284,790
Deferred income taxes	204,581	196,321
Accrued liabilities	87,133	134,041
Total long-term liabilities	1,350,880	1,615,152

Shareholders' equity:
Preferred stock, no par value:
100,000 shares authorized, none outstanding	—	—
Common stock, no par value:
425,000,000 shares authorized
2012: 173,745,913 shares issued and 126,519,758 shares outstanding
2011: 173,346,180 shares issued and 137,583,884 shares outstanding	148,255	135,401
Paid-in capital	107,019	95,732
Retained earnings	3,482,073	3,255,256
Treasury stock:
2012: 47,226,155 shares
2011: 35,762,296 shares	(1,634,875)	(1,242,547)
Other accumulated comprehensive income (loss):
Foreign currency translation	52,399	70,214
Unrealized loss on derivatives	(16,104)	(12,326)
Other	368	919
Total shareholders' equity	2,139,135	2,302,649
	$4,160,906	$4,351,940
See accompanying notes.

Consolidated
Statements of Shareholders' Equity

	Common Stock		Paid-In Capital	Retained Earnings	Other Accumulated Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
(In thousands)	Shares	Amount				Shares	Amount

Balance at June 1, 2009	173,086	$129,215	$72,364	$2,938,419	$25,299	(20,296)	$(797,888)	$2,367,409
Net income	—	—	—	215,620	—	—	—	215,620
Equity adjustment for foreign currency translation	—	—	—	—	9,365	—	—	9,365
Change in fair value of derivatives, net of ($260) of tax benefit	—	—	—	—	443	—	—	443
Amortization of interest rate lock agreements	—	—	—	—	767	—	—	767
Change in fair value of available-for-sale securities, net of $14 of tax expense	—	—	—	—	(28)	—	—	(28)
Comprehensive income, net of tax								226,167
Dividends	—	—	—	(73,960)	—	—	—	(73,960)
Stock-based compensation	—	—	15,349	—	—	—	—	15,349
Vesting of stock-based compensation awards	121	2,843	(2,843)	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	(42)	(969)	(969)
Other	—	—	(254)	—	287	—	—	33
Balance at May 31, 2010	173,207	132,058	84,616	3,080,079	36,133	(20,338)	(798,857)	2,534,029
Net income	—	—	—	246,989	—	—	—	246,989
Equity adjustment for foreign currency translation	—	—	—	—	27,344	—	—	27,344
Change in fair value of derivatives, net of $3,813 of tax expense	—	—	—	—	(6,096)	—	—	(6,096)
Amortization of interest rate lock agreements	—	—	—	—	767	—	—	767
Change in fair value of available-for-sale securities, net of $0 of tax expense	—	—	—	—	3	—	—	3
Comprehensive income, net of tax								269,007
Dividends	—	—	—	(71,812)	—	—	—	(71,812)
Stock-based compensation	—	—	15,203	—	—	—	—	15,203
Vesting of stock-based compensation awards	139	3,343	(3,343)	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	(15,424)	(443,690)	(443,690)
Other	—	—	(744)	—	656	—	—	(88)
Balance at May 31, 2011	173,346	135,401	95,732	3,255,256	58,807	(35,762)	(1,242,547)	2,302,649
Net income	—	—	—	297,637	—	—	—	297,637
Equity adjustment for foreign currency translation	—	—	—	—	(17,815)	—	—	(17,815)
Change in fair value of derivatives, net of $3,091 of tax expense	—	—	—	—	(5,286)	—	—	(5,286)
Amortization of interest rate lock agreements	—	—	—	—	1,508	—	—	1,508
Change in fair value of available-for-sale securities, net of ($13) of tax benefit	—	—	—	—	24	—	—	24
Comprehensive income, net of tax								276,068
Dividends	—	—	—	(70,820)	—	—	—	(70,820)
Stock-based compensation	—	—	20,312	—	—	—	—	20,312
Vesting of stock-based compensation awards	297	9,513	(9,513)	—	—	—	—	—
Stock options exercised, net of shares surrendered	103	3,341	—	—	—	—	—	3,341
Repurchase of common stock	—	—	—	—	—	(11,464)	(392,328)	(392,328)
Other	—	—	488	—	(575)	—	—	(87)
Balance at May 31, 2012	173,746	$148,255	$107,019	$3,482,073	$36,663	(47,226)	$(1,634,875)	$2,139,135
See accompanying notes.

Consolidated Statements of Cash Flows
	Fiscal Years Ended May 31,
(In thousands)	2012	2011	2010
Cash flows from operating activities:
Net income	$297,637	$246,989	$215,620
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	155,831	150,886	152,059
Amortization of deferred charges	38,334	42,581	41,082
Stock-based compensation	20,312	15,203	15,349
Deferred income taxes	56,727	47,908	13,295
Change in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(24,261)	(48,986)	5,222
Inventories, net	(2,330)	(78,824)	30,293
Uniforms and other rental items in service	(60,279)	(58,180)	4,164
Prepaid expenses	(1,496)	360	3,715
Accounts payable	(12,557)	29,215	8,939
Accrued compensation and related liabilities	11,625	12,493	18,393
Accrued liabilities and other	(20,371)	(2,167)	47,528
Income taxes, current	10,690	(16,592)	9,995
Net cash provided by operating activities	469,862	340,886	565,654

Cash flows from investing activities:
Capital expenditures	(160,802)	(182,592)	(111,078)
Proceeds from redemption of marketable securities	665,016	139,056	34,712
Purchase of marketable securities and investments	(585,655)	(78,307)	(81,269)
Acquisitions of businesses, net of cash acquired	(24,864)	(171,552)	(50,444)
Other	2,011	(5,198)	497
Net cash used in investing activities	(104,294)	(298,593)	(207,582)

Cash flows from financing activities:
Proceeds from issuance of debt	—	1,002,281	—
Repayment of debt	(1,323)	(502,208)	(603)
Exercise of stock-based compensation awards	3,341	—	—
Dividends paid	(70,820)	(71,812)	(73,960)
Repurchase of common stock	(392,328)	(443,690)	(969)
Other	555	(4,609)	(977)
Net cash used in financing activities	(460,575)	(20,038)	(76,509)

Effect of exchange rate changes on cash and cash equivalents	(3,274)	4,570	(27)

Net (decrease) increase in cash and cash equivalents	(98,281)	26,825	281,536
Cash and cash equivalents at beginning of year	438,106	411,281	129,745
Cash and cash equivalents at end of year	$339,825	$438,106	$411,281

See accompanying notes.

Notes to Consolidated Financial Statements

1.  Significant Accounting Policies
Business description.  Cintas Corporation (collectively with its majority-owned subsidiaries and any entities over which it has control, "Cintas") provides highly specialized products and services to businesses of all types primarily throughout North America, as well as Latin America, Europe and Asia. Cintas is North America's leading provider of corporate identity uniforms through rental and sales programs, as well as a significant provider of related business services, including entrance mats, restroom cleaning services and supplies, carpet and tile cleaning services, first aid, safety and fire protection products and services, document management services and branded promotional products. Cintas' products and services are designed to enhance its customers' images and to provide additional safety and protection in the workplace.
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
Principles of consolidation.  The consolidated financial statements include the accounts of Cintas controlled majority-owned subsidiaries and any entities over which Cintas has control. Intercompany balances and transactions have been eliminated as appropriate.
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
Accounts receivable.  Accounts receivable is comprised of amounts owed through product shipments and services provided and is presented net of an allowance for doubtful accounts. The allowance is an estimate based on historical rates of collectability and allowances for specific accounts identified as uncollectible. The allowance that is an estimate based on the company's historical rates of collectability is recorded for overdue amounts, beginning with a nominal percentage and increasing substantially as the account ages. The amount provided as the account ages will differ slightly between the Rental Uniforms and Ancillary Products operating segment and the three other operating segments because of differences in customers served and the nature of each operating segment. When an account is considered uncollectible, it is written off against the allowance for doubtful accounts.
Inventories.  Inventories are valued at the lower of cost (first-in, first-out) or market. Inventory is comprised of the following amounts:

(In thousands)	2012	2011

Raw materials	$19,138	$16,900
Work in process	13,052	18,907
Finished goods	219,015	213,851
	$251,205	$249,658

Inventories are recorded net of reserves for obsolete inventory of $29.4 million and $30.7 million as of May 31, 2012 and 2011, respectively. The inventory obsolescence reserve is determined by specific identification, as well as an estimate based on the company's historical rates of obsolescence.
Uniforms and other rental items in service.  These items are valued at cost less amortization, calculated using the straight-line method. Uniforms in service (other than cleanroom and flame resistant clothing) are amortized over their useful life of 18 months. Other rental items, including shop towels, mats, mops, cleanroom garments, flame resistant clothing, linens and restroom dispensers, are amortized over their useful lives, which range from 8 to 48 months. The amortization rates used are based on industry experience, Cintas' specific experience and wear tests performed by Cintas. These factors are critical to determining the amount of in service inventory that is presented in the consolidated financial statements.
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
Goodwill.  Goodwill is separately disclosed from other intangible assets on the consolidated balance sheet and not amortized. Cintas completes an annual goodwill impairment test which includes the determination of the estimated fair value of its reporting units. The methodology used is consistent with prior years. Based on the results of the annual impairment test, Cintas was not required to recognize an impairment of goodwill for the fiscal years ended May 31, 2012, 2011 or 2010. Cintas will continue to perform future impairment tests as of March 1 in future years and when indicators of impairment exist, if any, are noted.
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

Accrued liabilities.  Current accrued liabilities are recorded when it is probable that a liability has occurred and the amount of the liability can be reasonably estimated. Current accrued liabilities include the following amounts:

(In thousands)	2012	2011

General insurance liabilities	$82,611	$58,892
Employee benefit related liabilities	56,134	48,827
Taxes and related liabilities	8,523	18,886
Accrued interest	29,523	21,224
Other	79,851	94,862
	$256,642	$242,691

General insurance liabilities represent the estimated ultimate cost of all asserted and unasserted claims incurred, primarily related to worker's compensation, auto liability and other general liability exposure through the consolidated balance sheet date. Cintas records an increase or decrease in selling and administrative expenses related to development of prior claims, higher claims activity and other environmental factors in the period in which it becomes known.
Long-term accrued liabilities consists primarily of reserves associated with unrecognized tax benefits, which are described in more detail in Note 7 entitled Income Taxes, and retirement obligations, which are described in more detail in Note 9 entitled Defined Contribution Plans.
Stock-based compensation.  Compensation expense is recognized for all share-based payments to employees, including stock options and restricted stock awards, in the consolidated statements of income based on the fair value of the awards that are granted. The fair value of stock options is estimated at the date of grant using the Black-Scholes option-pricing model. Measured compensation cost, net of estimated forfeitures, is recognized on a straight-line basis over the vesting period of the related share-based compensation award.
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

Other accounting pronouncements. In June 2011, the Financial Accounting Standards Board (FASB) issued new guidance on the presentation of other comprehensive income. The new guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders' equity and requires an entity to present either one continuous statement of net income and other comprehensive income or two separate, but consecutive, statements. This new guidance is effective for Cintas for the first quarter of the fiscal year ending May 31, 2013, and is to be applied retrospectively. Cintas does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In September 2011, the FASB issued new guidance with respect to the annual goodwill impairment test, which adds a qualitative assessment that allows companies to determine whether they need to perform the two-step impairment test.  The objective of the guidance is to simplify how companies test goodwill for impairment and, more specifically, to reduce the cost and complexity of performing the goodwill impairment test. The guidance may change how the goodwill impairment test is performed, but should not change the timing or measurement of goodwill impairments. The qualitative screen is effective for companies with fiscal years beginning after December 15, 2011. Early adoption is permitted for all companies.  Cintas will consider the new guidance in performing its annual goodwill impairment test; however, it was not early adopted in fiscal 2012.

2.  Fair Value Measurements
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
All financial instruments that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the consolidated balance sheet date. These financial instruments measured at fair value on a recurring basis are summarized below:

(In thousands)	As of May 31, 2012
	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$339,825	$—	$—	$339,825
Total assets at fair value	$339,825	$—	$—	$339,825

(In thousands)	As of May 31, 2011
	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$438,106	$—	$—	$438,106
Marketable securities:
Canadian treasury securities	61,142	26,078	—	87,220
Total assets at fair value	$499,248	$26,078	$—	$525,326

Current accrued liabilities	$—	$869	$—	$869
Total liabilities at fair value	$—	$869	$—	$869

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
The types of financial instruments valued based on quoted market prices in markets that are not active, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency include certain Canadian treasury securities (primarily agency debt obligations). The primary inputs to value Cintas' marketable securities is the respective instruments future cash flows based on its stated yield and the amount a market participant would pay for a similar instrument. The valuation technique used for Cintas' marketable securities classified within Level 2 of the fair value hierarchy is primarily the market approach. Primarily all of Cintas' marketable securities are actively traded and the recorded fair value reflects current market conditions. However, due to the inherent volatility in the investment market, there is at least a possibility that recorded investment values may change in the near term.
Interest, realized gains and losses and declines in value determined to be other than temporary on available-for-sale securities are included in interest income or expense. The cost of the securities sold is based on the specific identification method. There were no outstanding marketable securities as of May 31, 2012. The amortized cost basis of marketable securities as of May 31, 2011 was $87.3 million. Purchases of marketable securities were $579.7 million, $62.7 million and $64.4 million for the fiscal years ended May 31, 2012, 2011 and 2010, respectively. The outstanding marketable securities as of May 31, 2011, all had contractual maturities due within one year.
Current accrued liabilities as of May 31, 2011, included foreign currency average rate options and forward contracts. The fair value of Cintas' foreign currency average rate options and forward contracts are based on similar exchange traded derivatives (market approach) and are, therefore, included within Level 2 of the fair value hierarchy.
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

3.  Property and Equipment

(In thousands)	2012	2011

Land	$104,850	$103,838
Buildings and improvements	492,293	484,254
Equipment	1,478,270	1,334,943
Leasehold improvements	25,502	21,763
Construction in progress	62,370	97,598
	2,163,285	2,042,396
Less: accumulated depreciation	1,218,980	1,096,178
	$944,305	$946,218

Interest expense is net of capitalized interest of $1.3 million, $2.2 million and $2.2 million for the fiscal years ended May 31, 2012, 2011 and 2010, respectively.

4.  Goodwill, Service Contracts and Other Assets
Changes in the carrying amount of goodwill and service contracts for the fiscal years ended May 31, 2012 and 2011, by operating segment, are as follows:

Goodwill (in thousands)	Rental Uniforms & Ancillary Products	Uniform Direct Sales	First Aid, Safety & Fire Protection	Document Management	Total

Balance as of June 1, 2010	$861,117	$23,928	$181,967	$289,913	$1,356,925
Goodwill acquired	80,699	—	10,977	33,196	124,872
Foreign currency translation	1,361	67	—	4,657	6,085
Balance as of May 31, 2011	$943,177	$23,995	$192,944	$327,766	$1,487,882
Goodwill acquired (adj.)	2,163	—	(479)	945	2,629
Foreign currency translation	(891)	(27)	—	(4,218)	(5,136)
Balance as of May 31, 2012	$944,449	$23,968	$192,465	$324,493	$1,485,375

Service Contracts (in thousands)	Rental Uniforms & Ancillary Products	Uniform Direct Sales	First Aid, Safety & Fire Protection	Document Management	Total

Balance as of June 1, 2010	$48,711	$—	$35,599	$19,135	$103,445
Service contracts acquired	13,090	—	7,498	10,288	30,876
Service contracts amortization	(19,081)	—	(7,219)	(8,200)	(34,500)
Foreign currency translation	1,908	—	—	583	2,491
Balance as of May 31, 2011	$44,628	$—	$35,878	$21,806	$102,312
Service contracts acquired	1,346	—	838	4,470	6,654
Service contracts amortization	(15,569)	—	(7,382)	(7,219)	(30,170)
Foreign currency translation	(1,249)	—	—	(725)	(1,974)
Balance as of May 31, 2012	$29,156	$—	$29,334	$18,332	$76,822

Information regarding Cintas' service contracts and other assets is as follows:

	As of May 31, 2012
(In thousands)	Carrying Amount	Accumulated Amortization	Net

Service contracts	$384,622	$307,800	$76,822

Noncompete and consulting agreements	$76,036	$69,954	$6,082
Investments (1)	90,198	—	90,198
Other	19,828	3,272	16,556
Total	$186,062	$73,226	$112,836

	As of May 31, 2011
(In thousands)	Carrying Amount	Accumulated Amortization	Net

Service contracts	$379,967	$277,655	$102,312

Noncompete and consulting agreements	$76,091	$63,982	$12,109
Investments (1)	84,197	—	84,197
Other	23,135	4,690	18,445
Total	$183,423	$68,672	$114,751

(1)
Investments at May 31, 2012, include the cash surrender value of insurance policies of $57.4 million, equity method investments of $31.9 million and cost method investments of $0.9 million. Investments at May 31, 2011, include the cash surrender value of insurance policies of $51.1 million, equity method investments of $30.2 million and cost method investments of $2.9 million.

Amortization expense was $38.3 million, $42.6 million and $41.1 million for the fiscal years ended May 31, 2012, 2011 and 2010, respectively. Estimated amortization expense, excluding any future acquisitions, for each of the next five years is $21.8 million, $18.4 million, $15.5 million, $10.2 million and $5.0 million, respectively.
Investments recorded using the cost method are evaluated for impairment on an annual basis or when indicators of impairment are identified. For fiscal 2012, 2011, and 2010 no losses due to impairment were recorded.

5.  Long-Term Debt and Derivatives

(In thousands)	2012	2011

Unsecured term notes due through 2036 at an average rate of 5.10%	$1,284,802	$1,286,125
Less: amounts due within one year	225,636	1,335
	$1,059,166	$1,284,790

Letters of credit outstanding were $85.7 million and $82.7 million at May 31, 2012 and 2011, respectively. Maturities of long-term debt during each of the next five years are $225.6 million, $8.2 million, $0.5 million, $0.2 million and $250.2 million, respectively.
Interest paid was $62.3 million, $49.2 million and $48.6 million for the fiscal years ended May 31, 2012, 2011 and 2010, respectively.
Cintas' commercial paper program has a capacity of $300.0 million that is fully supported by a backup revolving credit facility through a credit agreement with its banking group. This revolving credit facility has an accordion feature that allows for a maximum borrowing capacity of $450.0 million. The revolving credit facility was amended on October 7, 2011, to extend the maturity date from September 26, 2014 to October 6, 2016, to improve the applicable margin used to calculate the interest rate payable on any outstanding loans and the facility fee payable under the agreement and to replace the financial covenant regarding Cintas' net funded indebtedness to total capitalization with a requirement to maintain a leverage ratio of consolidated indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (debt to EBITDA) of no more than 3.5 to 1.0. We believe this program, along with cash generated from operations, will be adequate to provide necessary funding for our future cash requirements. No commercial paper or borrowings on our revolving credit facility were outstanding at May 31, 2012 or 2011.
On May 18, 2011, Cintas issued $250.0 million aggregate principal amount of senior notes due 2016 bearing an interest rate of 2.85% and an additional $250.0 million aggregate principal amount of senior notes due 2021 bearing an interest rate of 4.30%. The interest on both tranches of these senior notes will be paid semi-annually beginning December 1, 2011. The net proceeds generated from the offerings were used to repay our outstanding commercial paper borrowings, purchase shares of Cintas common stock under the October 26, 2010 share buyback program and other general corporate purchases.
On June 1, 2012, Cintas repaid at maturity $225.0 million aggregate principal amount of its 6.00% senior notes due 2012. Subsequently, on June 5, 2012, Cintas issued $250.0 million aggregate principal amount of senior notes due June 1, 2022. These senior notes bear interest at a rate of 3.25% paid semi-annually beginning December 1, 2012. The net proceeds generated from the offering will be used for general corporate purposes. During the fourth quarter of fiscal 2012, Cintas entered into a new interest rate lock agreement in anticipation of this issuance. This interest rate lock agreement resulted in a charge of $5.8 million, net of tax, to other comprehensive income as of May 31, 2012, which will begin amortizing in other comprehensive income in the first quarter of fiscal 2013.
Cintas used interest rate lock agreements to hedge against movements in the treasury rates at the time Cintas issued its senior notes in fiscal 2002, 2007, 2008 and 2011. The amortization of the cash flow hedges resulted in a credit to other comprehensive income of $1.5 million, $0.8 million and $0.8 million for the fiscal years ended May 31, 2012, 2011 and 2010.
To hedge the exposure of movements in the foreign currency rates, Cintas may use foreign currency hedges. These hedges reduce the impact on cash flows from movements in the foreign currency exchange rates. Examples of foreign currency hedge instruments that Cintas may use are average rate options and forward contracts. Cintas did not have average rate options and forward contracts included in current accrued liabilities at May 31, 2012, and had $0.9 million of average rate options and forward contracts included in current accrued liabilities at May 31, 2011. These instruments increased foreign currency exchange loss by less than $0.1 million and $0.3 million during fiscal 2012 and 2011, respectively.
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
The minimum rental payments under noncancelable lease arrangements for each of the next five years and thereafter are $36.9 million, $30.8 million, $25.1 million, $20.1 million, $14.5 million and $60.2 million, respectively.
Rent expense under operating leases during the fiscal years ended May 31, 2012, 2011 and 2010, was $48.7 million, $45.7 million and $38.0 million, respectively.

7.  Income Taxes

(In thousands)	2012	2011	2010

Income before income taxes consist of the following components:
U.S. operations	$454,811	$377,922	$315,717
Foreign operations	16,133	14,747	28,175
	$470,944	$392,669	$343,892

(In thousands)	2012	2011	2010

Income tax expense consists of the following components:
Current:
Federal	$139,251	$70,811	$106,389
State and local	17,780	15,063	12,909
	157,031	85,874	119,298
Deferred	16,276	59,806	8,974
	$173,307	$145,680	$128,272

(In thousands)	2012	2011	2010

Reconciliation of income tax expense using the statutory rate and actual income tax expense is as follows:
Income taxes at the U.S. federal statutory rate	$164,830	$137,434	$120,362
State and local income taxes, net of federal benefit	11,876	11,984	8,631
Other	(3,399)	(3,738)	(721)
	$173,307	$145,680	$128,272

The components of deferred income taxes included on the consolidated balance sheets are as follows:

(In thousands)	2012	2011

Deferred tax assets:
Allowance for doubtful accounts	$5,577	$5,630
Inventory obsolescence	11,507	11,204
Insurance and contingencies	28,708	19,121
Stock-based compensation	16,017	12,585
Foreign tax credit carry-forward	9,054	—
Other	18,453	15,065
	89,316	63,605
Valuation allowance	(9,054)	—
	80,262	63,605
Deferred tax liabilities:
In service inventory	64,061	10,108
Property	122,675	118,413
Intangibles	88,696	77,910
State taxes and other	11,970	7,682
	287,402	214,113
Net deferred tax liability	$207,140	$150,508

Although realization is not assured, management believes it is more likely than not that the recorded deferred tax assets, as adjusted for valuation allowances, will be realized.

Income taxes paid were $160.8 million, $105.8 million and $103.8 million for the fiscal years ended May 31, 2012, 2011 and 2010, respectively.

In the fourth quarter of fiscal 2012, Cintas repatriated approximately $110 million of cash from foreign subsidiaries on which no U.S. federal income taxes were previously provided, since Cintas had previously intended to permanently reinvest cumulative undistributed earnings of its foreign subsidiaries in foreign operations. Cintas recognized an income tax expense of $7.4 million net of foreign tax credits as a result of the repatriation described above.

Remaining undistributed earnings of foreign subsidiaries were approximately $140.7 million, $222.0 million and $198.3 million for the fiscal years ended May 31, 2012, 2011 and 2010, respectively, for which deferred taxes have not been provided. Such earnings are considered to be permanently reinvested in Cintas' foreign subsidiaries. If such earnings were repatriated, additional tax expense may result. The current calculation of such additional taxes is not practicable.

On December 23, 2011, the U.S. Department of the Treasury and the Internal Revenue Service issued temporary regulations (Regulations Section 2011-14) that provide guidance on amounts paid to improve tangible property, and acquire or produce tangible property, as well as guidance regarding the disposition of property and the expensing of supplies and materials.  The finalized regulations are effective for Cintas' fiscal year ending May 31, 2013. Cintas continues to review these regulations for their impact on Cintas' consolidated financial statements.
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
As of May 31, 2012 and 2011, there was $9.0 million and $18.8 million, respectively, in total unrecognized tax benefits, which, if recognized, would favorably impact Cintas' effective tax rate. Cintas recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense in the consolidated statements of income, which is consistent with the recognition of these items in prior reporting periods. The total amount accrued for interest and penalties as of May 31, 2012 and 2011, was $2.0 million and $9.1 million, respectively. Cintas records this tax liability as current and long-term accrued liabilities on the consolidated balance sheets, as appropriate.
In the normal course of business, Cintas provides for uncertain tax positions and the related interest, and adjusts its unrecognized tax benefits and accrued interest accordingly. Unrecognized tax benefits related to continuing operations decreased by $55.0 million in fiscal 2012, increased by $6.4 million in fiscal 2011 and increased by $0.9 million in fiscal 2010. Accrued interest decreased by $7.1 million in fiscal 2012, decreased by $6.6 million in fiscal 2011 and decreased by less than $0.1 million in fiscal 2010.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)

Balance at June 1, 2010	$95,857
Additions for tax positions of prior years	10,529
Settlements	(2,194)
Statute expirations	(1,093)
Balance at May 31, 2011	$103,099
Additions for tax positions of prior years	5,660
Settlements	(5,048)
Change in tax regulations	(57,182)
Statute expirations	(1,998)
Balance at May 31, 2012	$44,531

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
All U.S. federal income tax returns are closed to audit through fiscal 2010. Cintas is currently in advanced stages of various audits in certain foreign jurisdictions and certain domestic states. The years under audit cover fiscal years back to 2005. Based on the resolution of the various audits and other potential regulatory developments, it is reasonably possible that the balance of unrecognized tax benefits could decrease by approximately $2.4 million for the fiscal year ended May 31, 2013.

8.  Acquisitions
The purchase price paid for each acquisition has been allocated to the fair value of the assets acquired and liabilities assumed. During fiscal 2012, Cintas acquired two Uniform Rental and Ancillary Products operating segment businesses, two First Aid, Safety and Fire Protection Services operating segment businesses and four Document Management Services operating segment businesses. During fiscal 2011, Cintas acquired four Uniform Rental and Ancillary Products operating segment businesses, eleven First Aid, Safety and Fire Protection Services operating segment businesses and twelve Document Management Services operating segment businesses. The following summarizes the aggregate purchase price for all businesses acquired:

(In thousands)	2012	2011

Fair value of tangible assets acquired	$536	$37,403
Fair value of goodwill acquired	2,618	125,562
Fair value of service contracts acquired	5,494	28,449
Fair value of other intangibles acquired	743	6,937
Total fair value of assets acquired	9,391	198,351
Fair value of liabilities (settled) assumed and incurred	(15,473)	24,729
Total cash paid for acquisitions	$24,864	$173,622

The results of operation for the acquired businesses are included in the consolidated statements of income from the dates of acquisition. The pro forma revenue, net income and earnings per share information relating to acquired businesses are not presented because they are not significant to Cintas.

9.  Defined Contribution Plans
Cintas' Partners' Plan (the Plan) is a non-contributory profit sharing plan and Employee Stock Ownership Plan (ESOP) for the benefit of substantially all U.S. Cintas employee-partners who have completed one year of service. The Plan also includes a 401(k) savings feature covering substantially all U.S. employee-partners. The amounts of contributions to the Plan and ESOP, as well as the matching contribution to the 401(k), are made at the discretion of Cintas. Total contributions, including Cintas' matching contributions, which approximate cost, were $26.0 million, $21.1 million and $19.8 million for the fiscal years ended May 31, 2012, 2011 and 2010, respectively.
Cintas has a non-contributory deferred profit sharing plan (DPSP), which covers substantially all Canadian employees. In addition, a registered retirement savings plan (RRSP) is offered to those employees. The amounts of contributions to the DPSP, as well as the matching contribution to the RRSP, are made at the discretion of Cintas. Total contributions, which approximate cost, were $1.3 million, $1.0 million and $0.9 million for the fiscal years ended May 31, 2012, 2011 and 2010, respectively.
Cintas has a supplemental executive retirement plan (SERP) subject to Section 409A of the Internal Revenue Code for the benefit of certain highly compensated Cintas employees. The SERP allows participants to defer the receipt of compensation which would otherwise become payable to them. Matching contributions are made at the discretion of Cintas. Total matching contributions were $5.7 million, $6.1 million and $5.0 million for the fiscal years ended May 31, 2012, 2011 and 2010, respectively.

10.  Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Cintas' common shares:

(In thousands except per share data)	2012	2011	2010

Basic Earnings per Share
Net income	$297,637	$246,989	$215,620
Less dividends to:
Common shares	$70,055	$71,197	$73,377
Unvested shares	765	615	583
Total dividends	$70,820	$71,812	$73,960

Undistributed net income	$226,817	$175,177	$141,660
Less: net income allocated to participating unvested securities	1,880	1,097	661
Net income available to common shareholders	$224,937	$174,080	$140,999
Basic weighted average common shares outstanding	129,891	146,586	152,858

Basic earnings per share:
Common shares — distributed earnings	$0.54	$0.49	$0.48
Common shares — undistributed earnings	1.73	1.19	0.92
Total common shares	$2.27	$1.68	$1.40

Unvested shares — distributed earnings	$0.54	$0.49	$0.48
Unvested shares — undistributed earnings	1.73	1.19	0.92
Total unvested shares	$2.27	$1.68	$1.40

(In thousands except per share data)	2012	2011	2010

Diluted Earnings per Share
Net income	$297,637	$246,989	$215,620
Less dividends to:
Common shares	$70,055	$71,197	$73,377
Unvested shares	765	615	583
Total dividends	$70,820	$71,812	$73,960

Undistributed net income	$226,817	$175,177	$141,660
Less: net income allocated to participating unvested securities	1,880	1,097	661
Net income available to common shareholders	$224,937	$174,080	$140,999
Basic weighted average common shares outstanding	129,891	146,586	152,858
Effect of dilutive securities — employee stock options	142	—	—
Diluted weighted average common shares outstanding	130,033	146,586	152,858

Diluted earnings per share:
Common shares — distributed earnings	$0.54	$0.49	$0.48
Common shares — undistributed earnings	1.73	1.19	0.92
Total common shares	$2.27	$1.68	$1.40

Unvested shares — distributed earnings	$0.54	$0.49	$0.48
Unvested shares — undistributed earnings	1.73	1.19	0.92
Total unvested shares	$2.27	$1.68	$1.40
For the fiscal years ended May 31, 2012, 2011 and 2010, options granted to purchase 2.0 million, 3.9 million and 4.5 million shares of Cintas common stock, respectively, were excluded from the computation of diluted earnings per share. The exercise prices of these options were greater than the average market price of the common shares (anti-dilutive).
We completed the October 26, 2010 share buyback program by purchasing 8.1 million shares of Cintas common stock in June and July 2011 for a total of $259.5 million. On October 18, 2011, we announced that the Board of Directors authorized an additional $500.0 million share buyback program at market prices.  Beginning in April 2012, under this new program, we purchased 3.3 million shares of Cintas common stock for a total purchase price of $129.6 million. During fiscal 2012, Cintas purchased a total of 11.4 million shares of Cintas common stock at an average price of $34.24 per share for a total purchase price of $389.1 million. In July 2012, we purchased 0.6 million shares of Cintas stock for $23.7 million. From the inception of the October 18, 2011 share buyback program through July 30, 2012, Cintas has purchased a total of 3.9 million shares of Cintas common stock at an average price of $38.86 per share for a total purchase price of $153.3 million. In addition, for the fiscal year ended May 31, 2012, Cintas acquired 0.1 million shares of Cintas common stock in trade for employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $32.05 per share for a total purchase price of $3.2 million.

11.  Stock-Based Compensation
Under the 2005 Equity Compensation Plan adopted by Cintas in fiscal 2006, Cintas may grant officers and key employees equity compensation in the form of stock options, stock appreciation rights, restricted and unrestricted stock awards, performance awards and other stock unit awards up to an aggregate of 14,000,000 shares of Cintas' common stock. At May 31, 2012, 8,171,124 shares of common stock are reserved for future issuance under the 2005 Equity Compensation Plan. The compensation cost for stock-based awards was $20.3 million, $15.2 million and $15.3 million for the fiscal years ended May 31, 2012, 2011 and 2010, respectively. The total income tax benefit recognized in the consolidated income statement for share-based compensation arrangements was $5.6 million, $4.5 million and $3.9 million for the fiscal years ended May 31, 2012, 2011 and 2010, respectively.

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
The fair value of these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	2012	2011	2010

Risk-free interest rate	2.4%	2.5%	3.9%
Dividend yield	1.7%	1.5%	1.3%
Expected volatility of Cintas' common stock	37.0%	30.0%	30.0%
Expected life of the option in years	7.5	7.5	7.5

The risk-free interest rate is based on U.S. government issues with a remaining term equal to the expected life of the stock options. The determination of expected volatility is based on historical volatility of Cintas' common stock over the period commensurate with the expected term of stock options, as well as other relevant factors. The weighted average expected term was determined based on the historical employee exercise behavior of the options. The weighted-average fair value of stock options granted during fiscal 2012, 2011 and 2010 was $12.08, $8.04 and $8.23, respectively.
The information presented in the following table relates primarily to stock options granted and outstanding under either the 2005 Equity Compensation Plan or under previously adopted plans:

	Shares	Weighted Average Exercise Price

Outstanding, May 31, 2009 (1,914,710 shares exercisable)	6,359,424	$38.91
Granted	1,070,798	28.52
Canceled	(963,016)	35.98
Exercised	—	—
Outstanding, May 31, 2010 (1,838,530 shares exercisable)	6,467,206	37.63
Granted	2,030,764	32.42
Canceled	(833,267)	38.76
Exercised	—	—
Outstanding, May 31, 2011 (1,945,207 shares exercisable)	7,664,703	36.12
Granted	1,638,907	36.26
Canceled	(1,591,480)	36.90
Exercised	(103,013)	32.66
Outstanding, May 31, 2012 (2,105,702 shares exercisable)	7,609,117	$36.04

The intrinsic value of stock options exercised during fiscal 2012 was $0.6 million. The total cash received from employees as a result of employee stock option exercises for the fiscal year ended May 31, 2012, was $3.3 million. There were no stock options exercised during the years ended May 31, 2011 or 2010.
The fair value of stock options vested was $12.9 million, $9.0 million and $6.8 million for the fiscal years ended May 31, 2012, 2011 and 2010, respectively.

The following table summarizes the information related to stock options outstanding at May 31, 2012:

		Outstanding Options		Exercisable Options
Range of Exercise Prices	Number Outstanding	Average Remaining Option Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 20.29 – $ 31.00	1,725,722	7.50	$26.22	176,768	$26.97
31.01 – 34.27	1,279,826	8.61	33.99	60,390	33.50
34.28 – 39.36	2,410,094	6.77	37.49	622,774	38.69
39.37 – 50.47	2,193,475	2.48	42.51	1,245,770	42.65
$ 20.29 – $ 50.47	7,609,117	6.01	$36.04	2,105,702	$39.90

At May 31, 2012, the aggregate intrinsic value of stock options outstanding and exercisable was $22.4 million and $2.1 million, respectively. The weighted-average remaining contractual term of stock options exercisable is 2.1 years.
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
The information presented in the following table relates to restricted stock awards granted and outstanding under either the 2005 Equity Compensation Plan or under previously adopted plans:

	Shares	Weighted Average Grant Price
Outstanding, unvested grants at May 31, 2009	981,369	$30.29
Granted	597,514	24.63
Canceled	(53,278)	27.85
Vested	(118,254)	36.57
Outstanding, unvested grants at May 31, 2010	1,407,351	27.45
Granted	712,721	31.59
Canceled	(66,754)	25.54
Vested	(135,936)	39.26
Outstanding, unvested grants at May 31, 2011	1,917,382	28.22
Granted	452,267	35.95
Canceled	(188,685)	30.62
Vested	(291,968)	27.60
Outstanding, unvested grants at May 31, 2012	1,888,996	$29.93

The remaining unrecognized compensation cost related to unvested stock options and restricted stock at May 31, 2012, was $64.4 million. The weighted-average period of time over which this cost will be recognized is 3.3 years.

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

(In thousands)	Rental Uniforms & Ancillary Products	Uniform Direct Sales	First Aid, Safety & Fire Protection	Document Management	Corporate	Total
May 31, 2012
Revenue	$2,912,261	$433,994	$415,703	$340,042	$—	$4,102,000
Gross margin	$1,263,710	$129,614	$178,465	$166,819	$—	$1,738,608
Selling and admin. expenses	834,210	80,577	143,338	140,856	—	1,198,981
Interest income	—	—	—	—	(1,942)	(1,942)
Interest expense	—	—	—	—	70,625	70,625
Income before income taxes	$429,500	$49,037	$35,127	$25,963	$(68,683)	$470,944
Depreciation and amortization	$121,842	$7,087	$19,641	$45,595	$—	$194,165
Capital expenditures	$107,152	$5,161	$15,264	$33,225	$—	$160,802
Total assets	$2,765,691	$136,478	$362,128	$556,784	$339,825	$4,160,906

May 31, 2011
Revenue	$2,692,248	$419,222	$377,663	$321,251	$—	$3,810,384
Gross margin	$1,161,792	$126,475	$156,060	$164,960	$—	$1,609,287
Selling and admin. expenses	822,230	78,220	134,604	133,890	—	1,168,944
Interest income	—	—	—	—	(2,030)	(2,030)
Interest expense	—	—	—	—	49,704	49,704
Income before income taxes	$339,562	$48,255	$21,456	$31,070	$(47,674)	$392,669
Depreciation and amortization	$122,767	$6,720	$18,599	$45,381	$—	$193,467
Capital expenditures	$108,557	$5,223	$23,215	$45,597	$—	$182,592
Total assets	$2,721,261	$154,109	$355,332	$595,912	$525,326	$4,351,940

May 31, 2010
Revenue	$2,569,357	$386,370	$338,651	$252,961	$—	$3,547,339
Gross margin	$1,119,781	$116,336	$131,726	$129,974	$—	$1,497,817
Selling and admin. expenses	786,145	76,232	118,284	105,698	—	1,086,359
Legal settlements, net of insurance proceeds	—	—	—	—	23,529	23,529
Restructuring credits	(2,880)	—	—	—	—	(2,880)
Interest income	—	—	—	—	(1,695)	(1,695)
Interest expense	—	—	—	—	48,612	48,612
Income before income taxes	$336,516	$40,104	$13,442	$24,276	$(70,446)	$343,892
Depreciation and amortization	$131,714	$7,582	$16,178	$37,667	$—	$193,141
Capital expenditures	$68,224	$6,791	$8,155	$27,908	$—	$111,078
Total assets	$2,441,748	$132,415	$329,569	$499,917	$566,087	$3,969,736

14.  Quarterly Financial Data (Unaudited)
The following is a summary of the results of operation for each of the quarters within the fiscal years ended May 31, 2012 and 2011:

May 31, 2012 (in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue	$1,017,180	$1,019,126	$1,012,112	$1,053,582
Gross margin	$439,040	$429,797	$425,903	$443,868
Net income	$68,638	$74,350	$76,035	$78,614
Basic earnings per share	$0.52	$0.57	$0.58	$0.60
Diluted earnings per share	$0.52	$0.57	$0.58	$0.60
Weighted average number of shares outstanding	131,309	129,727	129,735	128,788

May 31, 2011 (in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue	$923,904	$936,566	$937,827	$1,012,087
Gross margin	$393,671	$390,648	$391,921	$433,047
Net income	$61,277	$55,866	$59,070	$70,776
Basic earnings per share	$0.40	$0.38	$0.41	$0.49
Diluted earnings per share	$0.40	$0.38	$0.41	$0.49
Weighted average number of shares outstanding	152,164	145,511	145,303	143,317

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
Condensed consolidating financial statements for Cintas, Corp. 2, the subsidiary guarantors and non-guarantors are presented on the following pages:
Condensed Consolidating Income Statement

Year Ended May 31, 2012 (in thousands)	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Rental uniforms and ancillary products	$—	$2,233,085	$574,950	$210,683	$(106,457)	$2,912,261
Other services	—	1,488,163	28,660	117,791	(444,875)	1,189,739
Equity in net income of affiliates	297,637	—	—	—	(297,637)	—
	297,637	3,721,248	603,610	328,474	(848,969)	4,102,000
Costs and expenses (income):
Cost of rental uniforms and ancillary products	—	1,386,320	362,803	145,293	(245,865)	1,648,551
Cost of other services	—	955,148	(13,649)	73,130	(299,788)	714,841
Selling and administrative expenses	—	1,184,888	(69,882)	(145,953)	229,928	1,198,981
Operating income	297,637	194,892	324,338	256,004	(533,244)	539,627

Interest income	—	(111,631)	(589)	(190,345)	300,623	(1,942)
Interest expense (income)	—	72,212	(1,543)	(44)	—	70,625

Income before income taxes	297,637	234,311	326,470	446,393	(833,867)	470,944
Income taxes	—	68,752	95,793	8,814	(52)	173,307

Net income	$297,637	$165,559	$230,677	$437,579	$(833,815)	$297,637

Condensed Consolidating Income Statement

Year Ended May 31, 2011 (in thousands)	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Rental uniforms and ancillary products	$—	$2,069,895	$531,525	$196,380	$(105,552)	$2,692,248
Other services	—	1,395,119	340,063	109,634	(726,680)	1,118,136
Equity in net income of affiliates	246,989	—	—	—	(246,989)	—
	246,989	3,465,014	871,588	306,014	(1,079,221)	3,810,384
Costs and expenses (income):
Cost of rental uniforms and ancillary products	—	1,305,908	330,442	132,463	(238,357)	1,530,456
Cost of other services	—	876,359	316,650	67,997	(590,365)	670,641
Selling and administrative expenses	—	1,065,037	17,270	92,839	(6,202)	1,168,944
Operating income	246,989	217,710	207,226	12,715	(244,297)	440,343

Interest income	—	(589)	(697)	(100,777)	100,033	(2,030)
Interest expense (income)	—	52,357	(2,687)	34	—	49,704

Income before income taxes	246,989	165,942	210,610	113,458	(344,330)	392,669
Income taxes	—	60,028	76,186	9,494	(28)	145,680

Net income	$246,989	$105,914	$134,424	$103,964	$(344,302)	$246,989

Condensed Consolidating Income Statement

Year Ended May 31, 2010 (in thousands)	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Rental uniforms and ancillary products	$—	$1,970,303	$518,254	$180,847	$(100,047)	$2,569,357
Other services	—	1,216,779	351,368	66,229	(656,394)	977,982
Equity in net income of affiliates	215,620	—	—	—	(215,620)	—
	215,620	3,187,082	869,622	247,076	(972,061)	3,547,339
Costs and expenses (income):
Cost of rental uniforms and ancillary products	—	1,226,076	332,935	111,340	(220,775)	1,449,576
Cost of other services	—	798,841	297,890	41,316	(538,101)	599,946
Selling and administrative expenses	—	1,037,945	(20,140)	67,669	885	1,086,359
Legal settlements, net of insurance proceeds	—	—	23,529	—	—	23,529
Restructuring credits	—	(1,080)	(1,800)	—	—	(2,880)
Operating income	215,620	125,300	237,208	26,751	(214,070)	390,809

Interest income	—	(268)	(1,130)	(297)	—	(1,695)
Interest expense (income)	—	51,486	(2,897)	23	—	48,612

Income before income taxes	215,620	74,082	241,235	27,025	(214,070)	343,892
Income taxes	—	27,936	91,239	9,123	(26)	128,272

Net income	$215,620	$46,146	$149,996	$17,902	$(214,044)	$215,620

Condensed Consolidating Balance Sheet

As of May 31, 2012 (in thousands)	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Assets
Current assets:
Cash and cash equivalents	$—	$58,737	$229,287	$51,801	$—	$339,825
Accounts receivable, net	—	327,442	81,243	42,176	—	450,861
Inventories, net	—	210,283	20,258	10,781	9,883	251,205
Uniforms and other rental items in service	—	337,298	101,435	35,051	(20,999)	452,785
Income taxes, current	—	5,296	3,642	13,250	—	22,188
Prepaid expenses and other	—	7,905	12,770	4,029	—	24,704
Total current assets	—	946,961	448,635	157,088	(11,116)	1,541,568

Property and equipment, at cost, net	—	600,565	259,744	83,996	—	944,305
Goodwill	—	—	1,419,535	65,840	—	1,485,375
Service contracts, net	—	71,337	326	5,159	—	76,822
Other assets, net	1,637,225	1,628,516	2,467,198	759,439	(6,379,542)	112,836
	$1,637,225	$3,247,379	$4,595,438	$1,071,522	$(6,390,658)	$4,160,906

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$(465,247)	$(475,624)	$978,932	$18,760	$38,019	$94,840
Accrued compensation and related liabilities	—	63,797	21,619	5,798	—	91,214
Accrued liabilities	—	67,651	176,220	13,557	(786)	256,642
Deferred tax (asset) liability	—	(538)	(87)	3,184	—	2,559
Long-term debt due within one year	—	225,866	(230)	—	—	225,636
Total current liabilities	(465,247)	(118,848)	1,176,454	41,299	37,233	670,891

Long-term liabilities:
Long-term debt due after one year	—	1,068,820	(11,288)	848	786	1,059,166
Deferred income taxes	—	(6)	199,404	5,183	—	204,581
Accrued liabilities	—	—	86,406	727	—	87,133
Total long-term liabilities	—	1,068,814	274,522	6,758	786	1,350,880
Total shareholders' equity	2,102,472	2,297,413	3,144,462	1,023,465	(6,428,677)	2,139,135
	$1,637,225	$3,247,379	$4,595,438	$1,071,522	$(6,390,658)	$4,160,906

Condensed Consolidating Balance Sheet

As of May 31, 2011 (in thousands)	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Assets
Current assets:
Cash and cash equivalents	$—	$54,957	$313,283	$69,866	$—	$438,106
Marketable securities	—	—	—	87,220	—	87,220
Accounts receivable, net	—	312,033	76,484	40,614	—	429,131
Inventories, net	—	204,536	24,943	13,266	6,913	249,658
Uniforms and other rental items in service	—	302,897	82,148	34,895	(26,114)	393,826
Income taxes, current	—	949	8,355	24,238	—	33,542
Deferred tax asset (liability)	—	566	47,905	(2,658)	—	45,813
Prepaid expenses and other	—	5,738	13,732	4,011	—	23,481
Total current assets	—	881,676	566,850	271,452	(19,201)	1,700,777

Property and equipment, at cost, net	—	587,701	274,086	84,431	—	946,218
Goodwill	—	—	1,416,926	70,956	—	1,487,882
Service contracts, net	—	94,379	663	7,270	—	102,312
Other assets, net	1,778,595	1,629,598	2,070,017	369,527	(5,732,986)	114,751
	$1,778,595	$3,193,354	$4,328,542	$803,636	$(5,752,187)	$4,351,940

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$(465,247)	$(329,430)	$855,739	$11,198	$38,019	$110,279
Accrued compensation and related liabilities	—	55,138	20,153	4,543	—	79,834
Accrued liabilities	—	61,399	154,861	27,235	(804)	242,691
Long-term debt due within one year	—	855	480	—	—	1,335
Total current liabilities	(465,247)	(212,038)	1,031,233	42,976	37,215	434,139

Long-term liabilities:
Long-term debt due after one year	—	1,294,674	(12,433)	1,745	804	1,284,790
Deferred income taxes	—	(7)	190,701	5,627	—	196,321
Accrued liabilities	—	—	133,427	614	—	134,041
Total long-term liabilities	—	1,294,667	311,695	7,986	804	1,615,152
Total shareholders' equity	2,243,842	2,110,725	2,985,614	752,674	(5,790,206)	2,302,649
	$1,778,595	$3,193,354	$4,328,542	$803,636	$(5,752,187)	$4,351,940

Condensed Consolidating Statement of Cash Flows

Year Ended May 31, 2012 (in thousands)	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Cash flows from operating activities:
Net income	$297,637	$165,559	$230,677	$437,579	$(833,815)	$297,637
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	—	102,613	40,613	12,605	—	155,831
Amortization	—	33,114	393	4,827	—	38,334
Stock-based compensation	20,312	—	—	—	—	20,312
Deferred income taxes	—	—	56,411	316	—	56,727
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	—	(15,280)	(4,985)	(3,996)	—	(24,261)
Inventories, net	—	(5,635)	4,685	1,590	(2,970)	(2,330)
Uniforms and other rental items in service	—	(34,401)	(19,286)	(1,477)	(5,115)	(60,279)
Prepaid expenses	—	(2,154)	950	(292)	—	(1,496)
Accounts payable	—	(143,189)	661,243	(530,611)	—	(12,557)
Accrued compensation and related liabilities	—	8,659	1,466	1,500	—	11,625
Accrued liabilities	—	16,929	(30,586)	(6,732)	18	(20,371)
Income taxes, current	—	(4,357)	4,712	10,335	—	10,690
Net cash provided by (used in) operating activities	317,949	121,858	946,293	(74,356)	(841,882)	469,862

Cash flows from investing activities:
Capital expenditures	—	(116,954)	(26,270)	(17,578)	—	(160,802)
Proceeds from sale or redemption of marketable securities	—	—	—	665,016	—	665,016
Purchase of marketable securities and investments	—	(2,740)	(416,100)	(579,654)	412,839	(585,655)
Acquisitions of businesses, net of cash acquired	—	(19,323)	(65)	(5,476)	—	(24,864)
Other	141,350	20,090	(588,518)	28	429,061	2,011
Net cash provided by (used in) investing activities	141,350	(118,927)	(1,030,953)	62,336	841,900	(104,294)

Cash flows from financing activities:
Proceeds from the issuances of debt	—	—	(786)	—	786	—
Repayment of debt	—	(843)	324	—	(804)	(1,323)
Exercise of stock-based compensation awards	3,341	—	—	—	—	3,341
Dividends paid	(70,800)	—	—	(20)	—	(70,820)
Repurchase of common stock	(392,328)	—	—	—	—	(392,328)
Other	488	1,508	(574)	(867)	—	555
Net cash (used in) provided by financing activities	(459,299)	665	(1,036)	(887)	(18)	(460,575)

Effect of exchange rate changes on cash and cash equivalents	—	184	1,700	(5,158)	—	(3,274)
Net increase (decrease) in cash and cash equivalents	—	3,780	(83,996)	(18,065)	—	(98,281)
Cash and cash equivalents at beginning of period	—	54,957	313,283	69,866	—	438,106
Cash and cash equivalents at end of period	$—	$58,737	$229,287	$51,801	$—	$339,825

Condensed Consolidating Statement of Cash Flows

Year Ended May 31, 2011 (in thousands)	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Cash flows from operating activities:
Net income	$246,989	$105,914	$134,424	$103,964	$(344,302)	$246,989
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	—	103,039	36,032	11,815	—	150,886
Amortization	—	37,615	543	4,423	—	42,581
Stock-based compensation	15,203	—	—	—	—	15,203
Deferred income taxes	—	(4,886)	51,996	798	—	47,908
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	—	(39,060)	(2,079)	(7,847)	—	(48,986)
Inventories, net	—	(59,223)	(8,112)	(2,957)	(8,532)	(78,824)
Uniforms and other rental items in service	—	(45,149)	(11,671)	(7,179)	5,819	(58,180)
Prepaid expenses	—	223	2,085	(1,948)	—	360
Accounts payable	—	(392,210)	393,185	28,244	(4)	29,215
Accrued compensation and related liabilities	—	12,957	(1,577)	1,113	—	12,493
Accrued liabilities	—	(2,740)	(6,318)	6,875	16	(2,167)
Income taxes, current	—	4,265	(8,858)	(11,999)	—	(16,592)
Net cash provided by (used in) operating activities	262,192	(279,255)	579,650	125,302	(347,003)	340,886

Cash flows from investing activities:
Capital expenditures	—	(99,739)	(68,274)	(14,579)	—	(182,592)
Proceeds from redemption of marketable securities	—	—	23,206	115,850	—	139,056
Purchase of marketable securities and investments	—	(16,897)	(55,438)	(61,438)	55,466	(78,307)
Acquisitions of businesses, net of cash acquired	—	(133,378)	(1,831)	(36,343)	—	(171,552)
Other	253,387	54,296	(504,637)	(99,797)	291,553	(5,198)
Net cash provided by (used in) investing activities	253,387	(195,718)	(606,974)	(96,307)	347,019	(298,593)

Cash flows from financing activities:
Proceeds from the issuance of debt	—	1,000,500	1,781	—	—	1,002,281
Repayment of debt	—	(501,316)	(876)	—	(16)	(502,208)
Dividends paid	(71,801)	—	—	(11)	—	(71,812)
Repurchase of common stock	(443,690)	—	—	—	—	(443,690)
Other	(88)	(4,576)	—	55	—	(4,609)
Net cash (used in) provided by financing activities	(515,579)	494,608	905	44	(16)	(20,038)

Effect of exchange rate changes on cash and cash equivalents	—	417	—	4,153	—	4,570
Net increase (decrease) in cash and cash equivalents	—	20,052	(26,419)	33,192	—	26,825
Cash and cash equivalents at beginning of period	—	34,905	339,702	36,674	—	411,281
Cash and cash equivalents at end of period	$—	$54,957	$313,283	$69,866	$—	$438,106

Condensed Consolidating Statement of Cash Flows

Year Ended May 31, 2010 (in thousands)	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Cash flows from operating activities:
Net income	$215,620	$46,146	$149,996	$17,902	$(214,044)	$215,620
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	—	105,981	37,149	8,929	—	152,059
Amortization	—	37,723	879	2,480	—	41,082
Stock-based compensation	15,349	—	—	—	—	15,349
Deferred income taxes	—	(1,745)	12,668	2,372	—	13,295
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	—	21,442	14,594	(2,512)	(28,302)	5,222
Inventories, net	—	49,396	(16,803)	(913)	(1,387)	30,293
Uniforms and other rental items in service	—	2,379	5,655	(3,681)	(189)	4,164
Prepaid expenses	—	667	3,101	(53)	—	3,715
Accounts payable	—	19,707	(70,957)	43,498	16,691	8,939
Accrued compensation and related liabilities	—	10,022	7,435	936	—	18,393
Accrued liabilities	—	2,489	45,418	(417)	38	47,528
Income taxes, current	—	(2,134)	16,455	(4,326)	—	9,995
Net cash provided by (used in) operating activities	230,969	292,073	205,590	64,215	(227,193)	565,654

Cash flows from investing activities:
Capital expenditures	—	(62,236)	(42,422)	(6,420)	—	(111,078)
Proceeds from sale or redemption of marketable securities	—	—	8,361	26,351	—	34,712
Purchase of marketable securities and investments	—	(24,826)	161,621	(34,137)	(183,927)	(81,269)
Acquisitions of businesses, net of cash acquired	—	(25,686)	—	(24,758)	—	(50,444)
Other	(156,082)	(184,047)	(34,494)	84	375,036	497
Net cash (used in) provided by investing activities	(156,082)	(296,795)	93,066	(38,880)	191,109	(207,582)

Cash flows from financing activities:
Repayment of debt	—	(754)	(35,933)	—	36,084	(603)
Dividends paid	(73,950)	—	—	(10)	—	(73,960)
Repurchase of common stock	(969)	—	—	—	—	(969)
Other	32	767	—	(1,776)	—	(977)
Net cash (used in) provided by financing activities	(74,887)	13	(35,933)	(1,786)	36,084	(76,509)

Effect of exchange rate changes on cash and cash equivalents	—	217	—	(244)	—	(27)
Net (decrease) increase in cash and cash equivalents	—	(4,492)	262,723	23,305	—	281,536
Cash and cash equivalents at beginning of period	—	39,397	76,979	13,369	—	129,745
Cash and cash equivalents at end of period	$—	$34,905	$339,702	$36,674	$—	$411,281

Item 9.  Changes in and Disagreements with
Accountants on Accounting and Financial Disclosure
None.

Item 9A.  Controls and Procedures
Disclosure Controls and Procedures
With the participation of Cintas' management, including Cintas' Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, Cintas has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of May 31, 2012. Based on such evaluation, Cintas' management, including Cintas' Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, have concluded that Cintas' disclosure controls and procedures were effective as of May 31, 2012, in ensuring (i) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is accumulated and communicated to Cintas' management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Internal Control over Financial Reporting
Management's Report on Internal Control over Financial Reporting and the Report of Ernst & Young LLP, Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this Annual Report on Form 10-K and are incorporated by reference herein.
There were no changes in Cintas' internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended May 31, 2012, that have materially affected, or are reasonably likely to materially affect, Cintas' internal control over financial reporting.

Item 9B.  Other Information
None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance
The information required under this item is incorporated herein by reference to the material contained in Cintas' definitive proxy statement for the 2012 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the close of the fiscal year (the "Proxy Statement").

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
The following table provides information about Cintas' common stock that may be issued under Cintas' equity compensation plans as of May 31, 2012.
Equity Compensation Plan Information

Plan category	Number of shares to be issued upon exercise of outstanding options (1)	Weighted average exercise price of outstanding options (1)	Number of shares remaining available for future issuance under equity compensation plans

Equity compensation plans approved by shareholders	7,609,117	$36.04	8,171,124
Equity compensation plans not approved by shareholders	—	—	—
Total	7,609,117	$36.04	8,171,124

(1) Excludes 1,888,996 unvested restricted stock units.

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

For each of the three years in the period ended May 31, 2012.

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

4.2		Form of 6% Senior Note due 2012 (Incorporated by reference to Cintas' Form 10-Q for the quarter ended February 28, 2005.)

4.3		Form of 6.15% Senior Note due 2036 (Incorporated by reference to Cintas' Form 8-K dated August 17, 2006.)

4.4		Form of 6.125% Senior Note due 2017 (Incorporated by reference to Cintas' Form 8-K dated December 6, 2007.)

4.5		Form of 2.85% Senior Note due 2016 (Incorporated by reference to Cintas' Form 8-K dated May 23, 2011.)

4.6		Form of 4.30% Senior Note due 2021 (Incorporated by reference to Cintas' Form 8-K dated May 23, 2011.)

4.7		Form of 3.25% Senior Note due 2022 (Incorporated by reference to Cintas' Form 8-K dated June 8, 2012.)

10.1
Credit Agreement dated as of May 28, 2004 by and among Cintas Corporation No. 2, as Borrower, the lenders named in such Credit Agreement and KeyBank National Association, as agent for the lenders (Incorporated by reference to Cintas' Form 10-Q for the quarter ended February 28, 2011.)

10.2		First Amendment Agreement to the Credit Agreement dated as of May 28, 2004, dated as of February 24, 2006 (Incorporated by reference to Cintas' Form 8-K dated October 1, 2010.)

10.3		Second Amendment Agreement to the Credit Agreement dated as of May 28, 2004, dated as of March 16, 2007 (Incorporated by reference to Cintas' Form 8-K dated October 1, 2010.)

10.4		Third Amendment Agreement to the Credit Agreement dated as of May 28, 2004, dated as of May 31, 2007 (Incorporated by reference to Cintas' Form 8-K dated October 1, 2010.)

10.5		Fourth Amendment Agreement to the Credit Agreement dated as of May 28, 2004, dated as of September 27, 2010 (Incorporated by reference to Cintas' Form 10-Q for the quarter ended February 28, 2011.)

10.6		Fifth Amendment Agreement to the Credit Agreement dated as of May 28, 2004, dated as of October 7, 2011 (Incorporated by reference to Cintas' Form 8-K dated October 7, 2011.)

10.7	*	Incentive Stock Option Plan (Incorporated by reference to Cintas' Registration Statement No. 33-23228 on Form S-8 filed under the Securities Act of 1933.)

10.8	*	Partners' Plan, as Amended (Incorporated by reference to Cintas' Registration Statement No. 33-56623 on Form S-8 filed under the Securities Act of 1933.)

10.9	*	1999 Cintas Corporation Stock Option Plan (Incorporated by reference to Cintas' Form 10-Q for the quarter ended November 30, 2000.)

10.10	*	Directors' Deferred Compensation Plan (Incorporated by reference to Cintas' Form 10-Q for the quarter ended November 30, 2001.)

10.11	*	Amended and Restated 2003 Directors' Stock Option Plan (Incorporated by reference to Cintas' Form 10-K for the year ended May 31, 2004.)

10.12	*
Form of agreement signed by Officers, General/Branch Managers, Professionals and Key Managers, including Executive Officers (Incorporated by reference to Cintas' Form 10-Q for the quarter ended February 28, 2005.)

10.13	*	President and CEO Executive Compensation Plan (Incorporated by reference to Cintas' Form 10-K for the year ended May 31, 2005.)

10.14	*	2006 Executive Incentive Plan (Incorporated by reference to Cintas' Form 10-K for the year ended May 31, 2005.)

10.15	*	2005 Equity Compensation Plan (Incorporated by reference to Cintas' Definitive Proxy Statement on Schedule 14A filed on September 1, 2005.)

10.16	*	Criteria for Performance Evaluation of the President and CEO (Incorporated by reference to Cintas' Form 10-K for the year ended May 31, 2006.)

10.17	*	2007 Executive Incentive Plan (Incorporated by reference to Cintas' Form 10-K for the year ended May 31, 2006.)

10.18	**	Amendment No. 1 to 2005 Equity Compensation Plan

10.19	**	Form of Restricted Stock Agreement

14		Code of Ethics (Incorporated by reference to Cintas' Form 10-K for the year ended May 31, 2004.)

21	**	Subsidiaries of the Registrant

23	**	Consent of Independent Registered Public Accounting Firm

31.1	**	Certification of Principal Executive Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	**	Certification of Principal Financial Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	**	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. § 1350

32.2	**	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. § 1350

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Taxonomy Extension Schema Document

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management compensatory contracts

**	Filed herewith

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINTAS CORPORATION

By:	/s/	Scott D. Farmer
Scott D. Farmer Chief Executive Officer

DATE SIGNED: July 30, 2012
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Capacity	Date

/s/	Robert J. Kohlhepp Robert J. Kohlhepp	Chairman of the Board of Directors	July 30, 2012

/s/	Scott D. Farmer Scott D. Farmer	Chief Executive Officer and Director (Principal Executive Officer)	July 30, 2012

/s/	Ronald W. Tysoe Ronald W. Tysoe	Director	July 30, 2012

/s/	John F. Barrett John F. Barrett	Director	July 30, 2012

/s/	James J. Johnson James J. Johnson	Director	July 30, 2012

/s/	David C. Phillips David C. Phillips	Director	July 30, 2012

/s/	William C. Gale William C. Gale	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	July 30, 2012

Cintas Corporation
Schedule II — Valuation and Qualifying Accounts and Reserves

		Additions
(In thousands)	Balance at Beginning of Year	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts	(3) Deductions	Balance at End of Year

Allowance for Doubtful Accounts
May 31, 2010	$19,532	$1,060	$(167)	$6,128	$14,297
May 31, 2011	$14,297	$7,835	$43	$5,118	$17,057
May 31, 2012	$17,057	$5,165	$194	$5,399	$17,017

Reserve for Obsolete Inventory
May 31, 2010	$48,353	$(7,979)	$(130)	$7,778	$32,466
May 31, 2011	$32,466	$1,626	$(8)	$3,367	$30,717
May 31, 2012	$30,717	$4,247	$(1,505)	$4,083	$29,376

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

4.2		Form of 6% Senior Note due 2012 (Incorporated by reference to Cintas' Form 10-Q for the quarter ended February 28, 2005.)

4.3		Form of 6.15% Senior Note due 2036 (Incorporated by reference to Cintas' Form 8-K dated August 17, 2006.)

4.4		Form of 6.125% Senior Note due 2017 (Incorporated by reference to Cintas' Form 8-K dated December 6, 2007.)

4.5		Form of 2.85% Senior Note due 2016 (Incorporated by reference to Cintas' Form 8-K dated May 23, 2011.)

4.6		Form of 4.30% Senior Note due 2021 (Incorporated by reference to Cintas' Form 8-K dated May 23, 2011.)

4.7		Form of 3.25% Senior Note due 2022 (Incorporated by reference to Cintas' Form 8-K dated June 8, 2012.)

10.1
Credit Agreement dated as of May 28, 2004 by and among Cintas Corporation No. 2, as Borrower, the lenders named in such Credit Agreement and KeyBank National Association, as agent for the lenders (Incorporated by reference to Cintas' Form 10-Q for the quarter ended February 28, 2011.)

10.2		First Amendment Agreement to the Credit Agreement dated as of May 28, 2004, dated as of February 24, 2006 (Incorporated by reference to Cintas' Form 8-K dated October 1, 2010.)

10.3		Second Amendment Agreement to the Credit Agreement dated as of May 28, 2004, dated as of March 16, 2007 (Incorporated by reference to Cintas' Form 8-K dated October 1, 2010.)

10.4		Third Amendment Agreement to the Credit Agreement dated as of May 28, 2004, dated as of May 31, 2007 (Incorporated by reference to Cintas' Form 8-K dated October 1, 2010.)

10.5		Fourth Amendment Agreement to the Credit Agreement dated as of May 28, 2004, dated as of September 27, 2010 (Incorporated by reference to Cintas' Form 10-Q for the quarter ended February 28, 2011.)

10.6		Fifth Amendment Agreement to the Credit Agreement dated as of May 28, 2004, dated as of October 7, 2011 (Incorporated by reference to Cintas' Form 8-K dated October 7, 2011.)

10.7	*	Incentive Stock Option Plan (Incorporated by reference to Cintas' Registration Statement No. 33-23228 on Form S-8 filed under the Securities Act of 1933.)

10.8	*	Partners' Plan, as Amended (Incorporated by reference to Cintas' Registration Statement No. 33-56623 on Form S-8 filed under the Securities Act of 1933.)

10.9	*	1999 Cintas Corporation Stock Option Plan (Incorporated by reference to Cintas' Form 10-Q for the quarter ended November 30, 2000.)

10.10	*	Directors' Deferred Compensation Plan (Incorporated by reference to Cintas' Form 10-Q for the quarter ended November 30, 2001.)

10.11	*	Amended and Restated 2003 Directors' Stock Option Plan (Incorporated by reference to Cintas' Form 10-K for the year ended May 31, 2004.)

10.12	*
Form of agreement signed by Officers, General/Branch Managers, Professionals and Key Managers, including Executive Officers (Incorporated by reference to Cintas' Form 10-Q for the quarter ended February 28, 2005.)

10.13	*	President and CEO Executive Compensation Plan (Incorporated by reference to Cintas' Form 10-K for the year ended May 31, 2005.)

10.14	*	2006 Executive Incentive Plan (Incorporated by reference to Cintas' Form 10-K for the year ended May 31, 2005.)

10.15	*	2005 Equity Compensation Plan (Incorporated by reference to Cintas' Definitive Proxy Statement on Schedule 14A filed on September 1, 2005.)

10.16	*	Criteria for Performance Evaluation of the President and CEO (Incorporated by reference to Cintas' Form 10-K for the year ended May 31, 2006.)

10.17	*	2007 Executive Incentive Plan (Incorporated by reference to Cintas' Form 10-K dated May 31, 2006.)

10.18	**	Amendment No. 1 to 2005 Equity Compensation Plan

10.19	**	Form of Restricted Stock Agreement

14		Code of Ethics (Incorporated by reference to Cintas' Form 10-K for the year ended May 31, 2004.)

21	**	Subsidiaries of the Registrant

23	**	Consent of Independent Registered Public Accounting Firm

31.1	**	Certification of Principal Executive Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	**	Certification of Principal Financial Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	**	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. § 1350

32.2	**	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. § 1350

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Taxonomy Extension Schema Document

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management compensatory contracts

**	Filed herewith