Form 10-Q
period 2012-08-31
CINTAS CORP
filed 2012-10-10
CIK 723254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2012

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
Non-Accelerated Filer          (Do not check if a smaller reporting company)

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      No     ✓

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding September 30, 2012
Common Stock, no par value	124,902,787

CINTAS CORPORATION

CINTAS CORPORATION
ITEM 1. FINANCIAL STATEMENTS.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
(In thousands except per share data)

	Three Months Ended
	August 31, 2012	August 31, 2011
Revenue:
Rental uniforms and ancillary products	$754,843	$719,423
Other services	296,482	297,757
	1,051,325	1,017,180
Costs and expenses:
Cost of rental uniforms and ancillary products	428,148	403,406
Cost of other services	177,302	174,734
Selling and administrative expenses	306,581	310,466

Operating income	139,294	128,574

Interest income	(77)	(365)
Interest expense	16,598	17,334

Income before income taxes	122,773	111,605
Income taxes	46,040	42,967
Net income	$76,733	$68,638

Basic earnings per share	$0.61	$0.52

Diluted earnings per share	$0.60	$0.52

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended
	August 31, 2012	August 31, 2011

Net income	$76,733	$68,638

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	7,017	218
Change in fair value of derivatives(1)	(151)	153
Amortization of interest rate lock agreements	488	377
Change in fair value of available-for-sale securities(2)	(2)	18

Other comprehensive income	7,352	766

Comprehensive income	$84,085	$69,404

(1)      Net of less than $0.1 million of tax expense and less than $0.1 million of tax benefit for the three months ended August 31, 2012 and 2011, respectively.

(2)      Net of less than $0.1 million of tax expense and less than $0.1 million of tax benefit for the three months ended August 31, 2012 and 2011, respectively.

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands except share data)

	August 31, 2012	May 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$319,217	$339,825
Marketable securities	10,948	—
Accounts receivable, net	459,302	450,861
Inventories, net	241,699	251,205
Uniforms and other rental items in service	462,541	452,785
Income taxes, current	—	22,188
Prepaid expenses and other	30,170	24,704
Total current assets	1,523,877	1,541,568

Property and equipment, at cost, net	953,761	944,305

Goodwill	1,489,104	1,485,375
Service contracts, net	72,297	76,822
Other assets, net	113,196	112,836
	$4,152,235	$4,160,906

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$110,906	$94,840
Accrued compensation and related liabilities	40,531	91,214
Accrued liabilities	213,440	256,642
Income taxes, current	7,930	—
Deferred tax liability	10,668	2,559
Long-term debt due within one year	636	225,636
Total current liabilities	384,111	670,891

Long-term liabilities:
Long-term debt due after one year	1,309,012	1,059,166
Deferred income taxes	206,856	204,581
Accrued liabilities	97,841	87,133
Total long-term liabilities	1,613,709	1,350,880

Shareholders’ equity:
Preferred stock, no par value:
100,000 shares authorized, none outstanding	—	—
Common stock, no par value:
425,000,000 shares authorized,
FY 2013: 174,357,822 issued and 125,117,508 outstanding
FY 2012: 173,745,913 issued and 126,519,758 outstanding	171,091	148,255
Paid-in capital	93,331	107,019
Retained earnings	3,558,806	3,482,073
Treasury stock:
FY 2013: 49,240,314 shares
FY 2012: 47,226,155 shares	(1,712,828)	(1,634,875)
Other accumulated comprehensive income	44,015	36,663
Total shareholders’ equity	2,154,415	2,139,135
	$4,152,235	$4,160,906

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	August 31, 2012	August 31, 2011
Cash flows from operating activities:
Net income	$76,733	$68,638
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	40,342	38,277
Amortization of intangible assets	6,100	10,233
Stock-based compensation	5,448	4,522
Deferred income taxes	9,716	(7,808)
Change in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(7,128)	(10,142)
Inventories, net	9,889	(30,770)
Uniforms and other rental items in service	(8,672)	(11,124)
Prepaid expenses and other	(5,392)	(5,983)
Accounts payable	16,278	(9,329)
Accrued compensation and related liabilities	(50,793)	(27,611)
Accrued liabilities	(27,400)	(10,201)
Income taxes payable	29,744	47,860
Net cash provided by operating activities	94,865	56,562

Cash flows from investing activities:
Capital expenditures	(47,438)	(44,421)
Proceeds from redemption of marketable securities	24,720	63,561
Purchase of marketable securities and investments	(36,970)	(107,145)
Acquisitions of businesses, net of cash acquired	(2,130)	(870)
Other, net	577	6,539
Net cash used in investing activities	(61,241)	(82,336)

Cash flows from financing activities:
Proceeds from issuance of debt	250,000	—
Repayment of debt	(225,154)	(444)
Proceeds from exercise of stock-based compensation awards	1,119	—
Repurchase of common stock	(77,953)	(262,639)
Other, net	(3,491)	926
Net cash used in financing activities	(55,479)	(262,157)

Effect of exchange rate changes on cash and cash equivalents	1,247	137

Net decrease in cash and cash equivalents	(20,608)	(287,794)

Cash and cash equivalents at beginning of period	339,825	438,106

Cash and cash equivalents at end of period	$319,217	$150,312

See accompanying notes.

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.             Basis of Presentation

The consolidated condensed financial statements of Cintas Corporation (Cintas, the Company, we, us or our) included herein have been prepared by Cintas, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations.  While we believe that the disclosures are adequately presented, it is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2012.  A summary of our significant accounting policies is presented beginning on page 35 of that report.  There have been no material changes in the accounting policies followed by Cintas during the current fiscal year.

As disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2012, inventories are valued at the lower of cost (first-in, first-out) or market.  Inventory is comprised of the following amounts:

(In thousands)	August 31, 2012	May 31, 2012

Raw materials	$18,436	$19,138
Work in process	12,452	13,052
Finished goods	210,811	219,015
	$241,699	$251,205

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

All financial instruments that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the consolidated balance sheet date.  These financial instruments measured at fair value on a recurring basis are summarized below:

(In thousands)	As of August 31, 2012
	Level 1	Level 2	Level 3	Fair Value
Cash and cash equivalents	$319,217	$—	$—	$319,217
Marketable securities:
Canadian treasury securities	3,387	7,561	—	10,948
Total assets at fair value	$322,604	$7,561	$—	$330,165

(In thousands)	As of May 31, 2012
	Level 1	Level 2	Level 3	Fair Value
Cash and cash equivalents	$339,825	$—	$—	$339,825
Total assets at fair value	$339,825	$—	$—	$339,825

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

The funds invested in Canadian marketable securities are not presently expected to be repatriated, but instead, are expected to be invested indefinitely in foreign subsidiaries. Interest, realized gains and losses and declines in value determined to be other than temporary on available-for-sale securities are included in interest income or expense. The cost of the securities sold is based on the specific identification method. The amortized cost basis of the marketable securities as of August 31, 2012 was $11.0 million. There were no outstanding marketable securities as of May 31, 2012. All outstanding marketable securities as of August 31, 2012, had contractual maturities due within one year.

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

3.             Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Cintas’ common shares:

	Three Months Ended
(In thousands except per share data)	August 31, 2012	August 31, 2011
Basic Earnings per Share
Net income	$76,733	$68,638
Less: net income allocated to participating unvested securities	365	370
Net income available to common shareholders	$76,368	$68,268

Basic weighted average common shares outstanding	126,110	131,309

Basic earnings per common share:	$0.61	$0.52

Diluted Earnings per Share
Net income	$76,733	$68,638
Less: net income allocated to participating unvested securities	365	370
Net income available to common shareholders	$76,368	$68,268

Basic weighted average common shares outstanding	126,110	131,309
Effect of dilutive securities – employee stock options	348	29
Diluted weighted average common shares outstanding	126,458	131,338

Diluted earnings per share:	$0.60	$0.52

For the three months ended August 31, 2012 and August 31, 2011, options granted to purchase 0.8 million and 2.5 million shares of Cintas common stock, respectively, were excluded from the computation of diluted earnings per share. The exercise prices of these options were greater than the average market price of the common stock (anti-dilutive).

On October 18, 2011, we announced that the Board of Directors authorized a $500.0 million share buyback program at market prices.  In July and August 2012, we purchased 1.8 million shares of Cintas common stock for a total purchase price of $70.6 million. In the period subsequent to August 31, 2012 through October 10, 2012, we purchased 0.6 million shares of Cintas common stock for $23.2 million. From the inception of the October 18, 2011 share buyback program through October 10, 2012, Cintas has purchased a total of 5.7 million shares of Cintas common stock at an average price of $39.23 for a total purchase price of $223.4 million. In addition, for the three months ended August 31, 2012, Cintas acquired 0.2 million shares of Cintas common stock for employee payroll taxes due on restricted stock awards that vested during the three months ended August 31, 2012. These shares were acquired at an average price of $37.82 per share for a total purchase price of $7.4 million.

4.             Goodwill, Service Contracts and Other Assets

Changes in the carrying amount of goodwill and service contracts for the three months ended August 31, 2012, by operating segment, are as follows:

Goodwill (in thousands)	Rental Uniforms & Ancillary Products	Uniform Direct Sales	First Aid, Safety & Fire Protection	Document Management	Total

Balance as of June 1, 2012	$944,449	$23,968	$192,465	$324,493	$1,485,375
Goodwill acquired	—	—	—	2,225	2,225
Foreign currency translation	628	32	—	844	1,504
Balance as of August 31, 2012	$945,077	$24,000	$192,465	$327,562	$1,489,104

Service Contracts (in thousands)	Rental Uniforms & Ancillary Products	Uniform Direct Sales	First Aid, Safety & Fire Protection	Document Management	Total

Balance as of June 1, 2012	$29,156	$—	$29,334	$18,332	$76,822
Service contracts acquired	—	—	—	336	336
Service contracts amortization	(2,402)	—	(1,845)	(1,786)	(6,033)
Foreign currency translation	880	—	—	292	1,172
Balance as of August 31, 2012	$27,634	$—	$27,489	$17,174	$72,297

Information regarding Cintas’ service contracts and other assets is as follows:

	As of August 31, 2012
(In thousands)	Carrying Amount	Accumulated Amortization	Net
Service contracts	$386,144	$313,847	$72,297

Noncompete and consulting agreements	$76,279	$71,177	$5,102
Investments (1)	91,723	—	91,723
Other	20,023	3,652	16,371
Total	$188,025	$74,829	$113,196

	As of May 31, 2012
(In thousands)	Carrying Amount	Accumulated Amortization	Net
Service contracts	$384,622	$307,800	$76,822

Noncompete and consulting agreements	$76,036	$69,954	$6,082
Investments (1)	90,198	—	90,198
Other	19,828	3,272	16,556
Total	$186,062	$73,226	$112,836

(1)      Investments at August 31, 2012, include the cash surrender value of insurance policies of $59.3 million, equity method investments of $31.5 million and cost method investments of $0.9 million.  Investments at May 31, 2012, include the cash surrender value of insurance policies of $57.4 million, equity method investments of $31.9 million and cost method investments of $0.9 million.

Amortization expense was $6.1 million and $10.2 million for the three months ended August 31, 2012 and 2011, respectively.  Estimated amortization expense, excluding any future acquisitions, for each of the next five fiscal years is $22.2 million, $18.1 million, $15.3 million, $10.1 million and $5.1 million, respectively.

Investments recorded using the cost method are evaluated for impairment on an annual basis or when indicators of impairment are identified.  For the three months ended August 31, 2012 and 2011, no losses due to impairment were recorded.

5.             Debt, Derivatives and Hedging Activities

Cintas’ commercial paper program has a capacity of $300.0 million that is fully supported by a backup revolving credit facility through a credit agreement with its banking group.  This revolving credit facility has an accordion feature that allows for a maximum borrowing capacity of $450.0 million and has a maturity date of October 6, 2016.  No commercial paper or borrowings on our revolving credit facility were outstanding as of August 31, 2012 or May 31, 2012.

On June 1, 2012, Cintas repaid at maturity $225.0 million aggregate principal amount of its 6.00% senior notes due 2012. On June 5, 2012, Cintas issued $250.0 million aggregate principal amount of senior notes due June 1, 2022. These senior notes bear interest at a rate of 3.25% paid semi-annually beginning December 1, 2012.

Cintas used interest rate lock agreements to hedge against movements in the treasury rates at the time Cintas issued its senior notes in fiscal 2007, fiscal 2008, fiscal 2011 and fiscal 2013.  The amortization of the cash flow hedges resulted in an increase to other comprehensive income of $0.5 million and $0.4 million for the three months ended August 31, 2012 and 2011, respectively.

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

6.             Income Taxes

In the normal course of business, Cintas provides for uncertain tax positions and the related interest, and adjusts its unrecognized tax benefits and accrued interest accordingly.  During the three months ended August 31, 2012, unrecognized tax benefits increased by approximately $0.4 million and accrued interest increased by approximately $0.1 million.

All U.S. federal income tax returns are closed to audit through fiscal 2010.  Cintas is currently in advanced stages of various audits in certain foreign jurisdictions and certain domestic states. The years under audit cover fiscal years back to 2005.  Based on the resolution of the various audits and changes in tax law, it is reasonably possible that the balance of unrecognized tax benefits could decrease by $3.7 million for the fiscal year ending May 31, 2013.

On December 23, 2011, the U.S. Department of the Treasury and the Internal Revenue Service issued temporary regulations (Regulations Section 2011-14) that provide guidance on amounts paid to improve tangible property, and acquire or produce tangible property, as well as guidance regarding the disposition of property and the expensing of supplies and materials. The finalized regulations are effective for Cintas' fiscal year ending May 31, 2013. Cintas continues to review these regulations, but does not believe there will be a material impact on Cintas’ consolidated financial statements.

7.             Litigation and Other Contingencies

Cintas is subject to legal proceedings, insurance receipts, legal settlements and claims arising from the ordinary course of its business, including personal injury, customer contract, environmental and employment claims.  In the opinion of management, the aggregate liability, if any, with respect to such ordinary course of business actions will not have a material adverse effect on the consolidated financial position, consolidated results of operation or consolidated cash flows of Cintas.  Cintas is party to additional litigation not considered in the ordinary course of business, including the litigation discussed below.

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

The litigation discussed above, if decided or settled adversely to Cintas, may, individually or in the aggregate, result in liability material to Cintas’ consolidated financial condition, consolidated results of operation or consolidated cash flows and could increase costs of operations on an ongoing basis.  Any estimated liability relating to these proceedings is not determinable at this time.  Cintas may enter into discussions regarding settlement of these and other lawsuits, and may enter into settlement agreements if it believes such settlement is in the best interest of Cintas’ shareholders.

8.      Segment Information

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

Cintas evaluates the performance of each operating segment based on several factors of which the primary financial measures are operating segment revenue and income before income taxes.  The accounting policies of the operating segments are the same as those described in Note 1 entitled Basis of Presentation.  Information related to the operations of Cintas’ operating segments is set forth below:

(In thousands)	Rental Uniforms & Ancillary Products	Uniform Direct Sales	First Aid, Safety & Fire Protection	Document Management	Corporate	Total
As of and for the three months ended August 31, 2012
Revenue	$754,843	$100,279	$110,841	$85,362	$—	$1,051,325
Income (loss) before income taxes	$116,907	$8,741	$9,021	$4,625	$(16,521)	$122,773
Total assets	$2,774,417	$125,094	$359,387	$563,172	$330,165	$4,152,235

As of and for the three months ended August 31, 2011
Revenue	$719,423	$101,702	$103,743	$92,312	$—	$1,017,180
Income (loss) before income taxes	$99,418	$8,407	$8,383	$12,366	$(16,969)	$111,605
Total assets	$2,761,317	$150,228	$363,692	$575,615	$277,040	$4,127,892

9.      Supplemental Guarantor Information

Cintas Corporation No. 2 (Corp. 2) is the indirectly, wholly-owned principal operating subsidiary of Cintas.  Corp. 2 is the issuer of the $1,300.0 million of long-term senior notes, which are unconditionally guaranteed, jointly and severally, by Cintas Corporation and its wholly-owned, direct and indirect domestic subsidiaries.

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

Condensed consolidating financial statements for Cintas, Corp. 2, the subsidiary guarantors and non-guarantors are presented on the following pages:

Condensed Consolidating Income Statement
Three Months Ended August 31, 2012
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Rental uniforms and ancillary products	$—	$576,285	$152,817	$53,784	$(28,043)	$754,843
Other services	—	369,406	10,879	29,378	(113,181)	296,482
Equity in net income of affiliates	76,733	—	—	—	(76,733)	—
	76,733	945,691	163,696	83,162	(217,957)	1,051,325
Costs and expenses (income):
Cost of rental uniforms and ancillary products	—	364,197	89,342	36,620	(62,011)	428,148
Cost of other services	—	236,331	(2,417)	17,708	(74,320)	177,302
Selling and administrative expenses	—	290,644	(4,139)	24,301	(4,225)	306,581
Operating income	76,733	54,519	80,910	4,533	(77,401)	139,294

Interest income	—	(18)	(35)	(24)	—	(77)
Interest expense	—	16,566	31	1	—	16,598

Income before income taxes	76,733	37,971	80,914	4,556	(77,401)	122,773
Income taxes	—	14,379	30,642	1,024	(5)	46,040

Net income	$76,733	$23,592	$50,272	$3,532	$(77,396)	$76,733

Condensed Consolidating Income Statement
Three Months Ended August 31, 2011
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Rental uniforms and ancillary products	$—	$553,748	$141,915	$52,583	$(28,823)	$719,423
Other services	—	357,732	17,161	29,802	(106,938)	297,757
Equity in net income of affiliates	68,638	—	—	—	(68,638)	—
	68,638	911,480	159,076	82,385	(204,399)	1,017,180
Costs and expenses (income):
Cost of rental uniforms and ancillary products	—	346,775	84,352	35,909	(63,630)	403,406
Cost of other services	—	220,833	(2,060)	17,825	(61,864)	174,734
Selling and administrative expenses	—	275,617	15,995	22,284	(3,430)	310,466
Operating income	68,638	68,255	60,789	6,367	(75,475)	128,574

Interest income	—	(80)	(127)	(158)	—	(365)
Interest expense (income)	—	17,776	(448)	6	—	17,334

Income before income taxes	68,638	50,559	61,364	6,519	(75,475)	111,605
Income taxes	—	18,666	22,656	1,647	(2)	42,967

Net income	$68,638	$31,893	$38,708	$4,872	$(75,473)	$68,638

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended August 31, 2012
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$76,733	$23,592	$50,272	$3,532	$(77,396)	$76,733

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	8	—	7,009	—	7,017
Change in fair value of derivatives	—	(151)	—	—	—	(151)
Amortization of interest rate lock agreements	—	488	—	—	—	488
Change in fair value of available-for- sale securities	—	—	—	(2)	—	(2)

Other comprehensive income	—	345	—	7,007	—	7,352

Comprehensive income	$76,733	$23,937	$50,272	$10,539	$(77,396)	$84,085

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended August 31, 2011
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$68,638	$31,893	$38,708	$4,872	$(75,473)	$68,638

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	—	218	—	218
Change in fair value of derivatives	—	82	—	71	—	153
Amortization of interest rate lock agreements	—	377	—	—	—	377
Change in fair value of available-for- sale securities	—	—	—	18	—	18

Other comprehensive income	—	459	—	307	—	766

Comprehensive income	$68,638	$32,352	$38,708	$5,179	$(75,473)	$69,404

Condensed Consolidating Balance Sheet
As of August 31, 2012
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$69,882	$211,194	$38,141	$—	$319,217
Marketable securities	—	—	—	10,948	—	10,948
Accounts receivable, net	—	336,900	82,233	40,169	—	459,302
Inventories, net	—	202,689	19,997	10,893	8,120	241,699
Uniforms and other rental items in service	—	341,438	105,298	35,591	(19,786)	462,541
Prepaid expenses and other	—	7,704	18,248	4,218	—	30,170
Total current assets	—	958,613	436,970	139,960	(11,666)	1,523,877

Property and equipment, at cost, net	—	603,680	261,647	88,434	—	953,761

Goodwill	—	—	1,420,051	69,053	—	1,489,104
Service contracts, net	—	67,134	261	4,902	—	72,297
Other assets, net	1,645,153	1,627,262	2,547,273	758,233	(6,464,725)	113,196
	$1,645,153	$3,256,689	$4,666,202	$1,060,582	$(6,476,391)	$4,152,235

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$(465,247)	$(510,373)	$1,032,986	$15,521	$38,019	$110,906
Accrued compensation and related liabilities	—	28,271	8,884	3,376	—	40,531
Accrued liabilities	—	41,394	160,562	11,484	—	213,440
Income taxes, current	—	540	20,991	(13,601)	—	7,930
Deferred tax (asset) liability	—	(558)	7,957	3,269	—	10,668
Long-term debt due within one year	—	885	(249)	—	—	636
Total current liabilities	(465,247)	(439,841)	1,231,131	20,049	38,019	384,111

Long-term liabilities:
Long-term debt due after one year	—	1,318,417	(10,253)	848	—	1,309,012
Deferred income taxes	—	(6)	201,124	5,738	—	206,856
Accrued liabilities	—	—	97,088	753	—	97,841
Total long-term liabilities	—	1,318,411	287,959	7,339	—	1,613,709
Total shareholders’ equity	2,110,400	2,378,119	3,147,112	1,033,194	(6,514,410)	2,154,415
	$1,645,153	$3,256,689	$4,666,202	$1,060,582	$(6,476,391)	$4,152,235

Condensed Consolidating Balance Sheet
As of May 31, 2012
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$58,737	$229,287	$51,801	$—	$339,825
Accounts receivable, net	—	327,442	81,243	42,176	—	450,861
Inventories, net	—	210,283	20,258	10,781	9,883	251,205
Uniforms and other rental items in service	—	337,298	101,435	35,051	(20,999)	452,785
Income taxes, current	—	5,296	3,642	13,250	—	22,188
Prepaid expenses and other	—	7,905	12,770	4,029	—	24,704
Total current assets	—	946,961	448,635	157,088	(11,116)	1,541,568

Property and equipment, at cost, net	—	600,565	259,744	83,996	—	944,305

Goodwill	—	—	1,419,535	65,840	—	1,485,375
Service contracts, net	—	71,337	326	5,159	—	76,822
Other assets, net	1,637,225	1,628,516	2,467,198	759,439	(6,379,542)	112,836
	$1,637,225	$3,247,379	$4,595,438	$1,071,522	$(6,390,658)	$4,160,906

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$(465,247)	$(475,624)	$978,932	$18,760	$38,019	$94,840
Accrued compensation and related liabilities	—	63,797	21,619	5,798	—	91,214
Accrued liabilities	—	67,651	176,220	13,557	(786)	256,642
Deferred tax (asset) liability	—	(538)	(87)	3,184	—	2,559
Long-term debt due within one year	—	225,866	(230)	—	—	225,636
Total current liabilities	(465,247)	(118,848)	1,176,454	41,299	37,233	670,891

Long-term liabilities:
Long-term debt due after one year	—	1,068,820	(11,288)	848	786	1,059,166
Deferred income taxes	—	(6)	199,404	5,183	—	204,581
Accrued liabilities	—	—	86,406	727	—	87,133
Total long-term liabilities	—	1,068,814	274,522	6,758	786	1,350,880
Total shareholders’ equity	2,102,472	2,297,413	3,144,462	1,023,465	(6,428,677)	2,139,135
	$1,637,225	$3,247,379	$4,595,438	$1,071,522	$(6,390,658)	$4,160,906

Condensed Consolidating Statement of Cash Flows
Three Months Ended August 31, 2012
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Cash flows from operating activities:
Net income	$76,733	$23,592	$50,272	$3,532	$(77,396)	$76,733
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	—	23,845	13,280	3,217	—	40,342
Amortization of deferred charges	—	5,127	75	898	—	6,100
Stock-based compensation	5,448	—	—	—	—	5,448
Deferred income taxes	—	—	9,764	(48)	—	9,716
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	—	(9,426)	(880)	3,178	—	(7,128)
Inventories, net	—	7,594	261	271	1,763	9,889
Uniforms and other rental items in service	—	(4,140)	(3,864)	545	(1,213)	(8,672)
Prepaid expenses and other	—	201	(5,478)	(115)	—	(5,392)
Accounts payable	—	(34,149)	53,816	(3,389)	—	16,278
Accrued compensation and related liabilities	—	(35,526)	(12,735)	(2,532)	—	(50,793)
Accrued liabilities	—	(20,442)	(4,977)	(2,767)	786	(27,400)
Income taxes payable	—	5,845	24,635	(736)	—	29,744
Net cash provided by (used in) operating activities	82,181	(37,479)	124,169	2,054	(76,060)	94,865

Cash flows from investing activities:
Capital expenditures	—	(26,987)	(15,169)	(5,282)	—	(47,438)
Proceeds from redemption of marketable securities	—	—	—	24,720	—	24,720
Purchase of marketable securities and investments	—	529	(1,244)	(35,445)	(810)	(36,970)
Acquisitions of businesses, net of cash acquired	—	(1,343)	—	(787)	—	(2,130)
Other	(7,928)	57,262	(126,388)	(25)	77,656	577
Net cash (used in) provided by investing activities	(7,928)	29,461	(142,801)	(16,819)	76,846	(61,241)

Cash flows from financing activities:
Proceeds from issuance of debt	—	250,000	(477)	477	—	250,000
Repayment of debt	—	(225,384)	1,016	—	(786)	(225,154)
Exercise of stock-based compensation awards	1,119	—	—	—	—	1,119
Repurchase of common stock	(77,953)	—	—	—	—	(77,953)
Other	2,581	(5,453)	—	(619)	—	(3,491)
Net cash (used in) provided by financing activities	(74,253)	19,163	539	(142)	(786)	(55,479)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	1,247	—	1,247

Net increase (decrease) in cash and cash equivalents	—	11,145	(18,093)	(13,660)	—	(20,608)
Cash and cash equivalents at beginning of period	—	58,737	229,287	51,801	—	339,825
Cash and cash equivalents at end of period	$—	$69,882	$211,194	$38,141	$—	$319,217

Condensed Consolidating Statement of Cash Flows
Three Months Ended August 31, 2011
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Cash flows from operating activities:
Net income	$68,638	$31,893	$38,708	$4,872	$(75,473)	$68,638
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	—	23,365	11,711	3,201	—	38,277
Amortization of deferred charges	—	8,789	103	1,341	—	10,233
Stock-based compensation	4,522	—	—	—	—	4,522
Deferred income taxes	—	(2)	(7,901)	95	—	(7,808)
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	—	(5,811)	(2,555)	(1,776)	—	(10,142)
Inventories, net	—	(29,331)	(4,800)	(164)	3,525	(30,770)
Uniforms and other rental items in service	—	(10,416)	(3,874)	(143)	3,309	(11,124)
Prepaid expenses and other	—	264	(6,316)	69	—	(5,983)
Accounts payable	—	(25,392)	11,474	4,589	—	(9,329)
Accrued compensation and related liabilities	—	(18,198)	(8,170)	(1,243)	—	(27,611)
Accrued liabilities	—	(11,479)	3,132	(2,658)	804	(10,201)
Income taxes payable	—	5,400	40,452	2,008	—	47,860
Net cash provided by (used in) operating activities	73,160	(30,918)	71,964	10,191	(67,835)	56,562

Cash flows from investing activities:
Capital expenditures	—	(22,735)	(18,184)	(3,502)	—	(44,421)
Proceeds from redemption of marketable securities	—	—	—	63,561	—	63,561
Purchase of marketable securities and investments	—	(649)	(7,743)	(103,418)	4,665	(107,145)
Acquisitions of businesses, net of cash acquired	—	(870)	—	—	—	(870)
Other	188,930	53,667	(300,031)	(1)	63,974	6,539
Net cash provided by (used in) investing activities	188,930	29,413	(325,958)	(43,360)	68,639	(82,336)

Cash flows from financing activities:
Repayment of debt	—	(359)	719	—	(804)	(444)
Exercise of stock-based compensation awards	—	—	—	—	—	—
Dividends paid	—	—	—	—	—	—
Repurchase of common stock	(262,639)	—	—	—	—	(262,639)
Other	549	377	—	—	—	926
Net cash (used in) provided by financing activities	(262,090)	18	719	—	(804)	(262,157)

Effect of exchange rate changes on cash and cash equivalents	—	(4)	—	141	—	137

Net decrease in cash and cash equivalents	—	(1,491)	(253,275)	(33,028)	—	(287,794)
Cash and cash equivalents at beginning of period	—	54,957	313,283	69,866	—	438,106
Cash and cash equivalents at end of period	$—	$53,466	$60,008	$36,838	$—	$150,312

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

RESULTS OF OPERATIONS

Cintas classifies its businesses into four operating segments based on the types of products and services provided.  The Rental Uniforms and Ancillary Products operating segment consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items.  In addition to these rental items, restroom cleaning services and supplies and carpet and tile cleaning services are also provided within this operating segment.  The Uniform Direct Sales operating segment consists of the direct sale of uniforms and related items and branded promotional products.  The First Aid, Safety and Fire Protection Services operating segment consists of first aid, safety and fire protection products and services.  The Document Management Services operating segment consists of document destruction, document imaging and document retention services.  Revenue and income before income taxes for each of these operating segments for the three months ended August 31, 2012 and 2011, are presented in Note 8 entitled Segment Information of “Notes to Consolidated Condensed Financial Statements.”

Consolidated Results

Three Months Ended August 31, 2012 Compared to Three Months Ended August 31, 2011

Total revenue increased 3.4% for the three months ended August 31, 2012, over the same period in the prior fiscal year from $1,017.2 million to $1,051.3 million.  The increase primarily resulted from an organic growth increase (excludes the impact of acquisitions) in revenue of 3.2%.  The remaining 0.2% increase represents growth derived through acquisitions in our Document Management Services operating segment and our First Aid, Safety and Fire Protection Services operating segment.

Rental Uniforms and Ancillary Products operating segment revenue increased 4.9% for the three months ended August 31, 2012, over the same period in the prior fiscal year from $719.4 million to $754.8 million.  The increase resulted from an organic growth increase in revenue of 4.9% primarily due to improvements in sales representative productivity. Generally, sales productivity improvements are the result of increased tenure and improved training, which result in a higher number of accounts sold.

Other Services revenue, consisting of revenue from the reportable operating segments of Uniform Direct Sales, First Aid, Safety and Fire Protection Services and Document Management Services, decreased 0.4% for the three months ended August 31, 2012, over the same period in the prior fiscal year from $297.8 million to $296.5 million. Other Services revenue decreased organically by 0.8%.  This is slightly offset by a 0.4% increase from growth derived through acquisitions in our Document Management Services operating segment and our First Aid, Safety and Fire Protection Services operating segment.  The organic decrease in Other Services revenue for the quarter was primarily the result of an 8.3% decrease in Document Management Services operating segment revenue and a 1.4% decrease in Uniform Direct Sales operating segment revenue.  The organic decrease in revenue was partially offset by organic growth of 6.6% in First Aid, Safety and Fire Protection Services operating segment revenue.

Cost of rental uniforms and ancillary products consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other ancillary items.  Cost of rental uniforms and ancillary products increased $24.7 million, or 6.1%, for the three months ended August 31, 2012, compared to the three months ended August 31, 2011.  This increase was due to higher Rental Uniforms and Ancillary Products operating segment sales volume.

Cost of other services consists primarily of cost of goods sold (predominantly uniforms and first aid products), delivery expenses and distribution expenses in the Uniform Direct Sales operating segment, the First Aid, Safety and Fire Protection Services operating segment and the Document Management Services operating segment.  Cost of other services increased $2.6 million, or 1.5%, for the three months ended August 31, 2012, compared to the three months ended August 31, 2011.  This increase was primarily due to increased First Aid, Safety and Fire Protection Services operating segment sales volume.

Selling and administrative expenses decreased $3.9 million, or 1.3%, for the three months ended August 31, 2012, compared to the three months ended August 31, 2011, due to lower amortization of intangible assets related to prior year acquisitions.

Net interest expense (interest expense less interest income) was $16.5 million for the three months ended August 31, 2012, compared to $17.0 million for the three months ended August 31, 2011.  This decreased interest cost is due to the new issuance of $250.0 million aggregate principal amount of 3.25% senior notes in the first quarter of fiscal 2013 compared to the $225.0 million aggregate principal amount of 6.0% senior notes that matured on June 1, 2012.

Cintas’ effective tax rate was 37.5% for the three months ended August 31, 2012, compared to 38.5% for the three months ended August 31, 2011.  The effective tax rate can fluctuate from quarter to quarter based on tax reserve builds and releases relating to specific discrete items.

Net income increased $8.1 million, or 11.8%, for the three months ended August 31, 2012, from the same period in the prior fiscal year.  This increase was primarily due to revenue increasing at a faster rate of 3.4% compared to a 2.6% increase in operating expenses.  Revenue grew at a faster rate primarily due to improvements in sales representative productivity and improved customer retention.  Diluted earnings per share were $0.60 for the three months ended August 31, 2012, which was an increase of 15.4% compared to the same period in the prior fiscal year.  The increase in diluted earnings per share is higher than the increase in net income due to a decrease in weighted average common stock outstanding as a result of purchasing 5.1 million shares of common stock under the October 18, 2011 share buyback program during the fourth quarter of fiscal 2012 and the first quarter of fiscal 2013.

Rental Uniforms and Ancillary Products Operating Segment

Three Months Ended August 31, 2012 Compared to Three Months Ended August 31, 2011

As discussed above, Rental Uniforms and Ancillary Products operating segment revenue increased from $719.4 million to $754.8 million, or 4.9%, and the cost of rental uniforms and ancillary products increased $24.7 million, or 6.1%. The operating segment’s gross margin was $326.7 million, or 43.3% of revenue.  This gross margin percent of revenue of

43.3% was 60 basis points lower than the prior fiscal year’s first quarter of 43.9%.  Energy-related costs, which include natural gas, electric and gas, decreased approximately 50 basis points from the prior fiscal year’s first quarter. However, this was more than offset by an increase in material cost due to an increase in customer accounts, which requires an increase in inventory.

Selling and administrative expenses as a percent of revenue, at 27.8%, decreased 230 basis points or $6.8 million compared to the first quarter of the prior fiscal year due to improved workers compensation claims experience and lower amortization of intangible assets related to prior year acquisitions.

Income before income taxes increased $17.5 million to $116.9 million for the Rental Uniforms and Ancillary Products operating segment for the first quarter of fiscal 2013 compared to the same quarter last fiscal year.  Income before income taxes was 15.5% of the operating segment’s revenue, which is a 170 basis point increase compared to the first quarter of the prior fiscal year.  This improvement is primarily due to revenue increasing at a faster rate of 4.9% compared to a 2.3% increase in operating expenses.  Revenue grew at a faster rate due primarily to improvements in sales representative productivity and improved customer retention.

Uniform Direct Sales Operating Segment

Three Months Ended August 31, 2012 Compared to Three Months Ended August 31, 2011

Uniform Direct Sales operating segment revenue decreased from $101.7 million to $100.3 million, or 1.4%, for the three months ended August 31, 2012, over the same quarter in the prior fiscal year due to decreased customer orders for uniforms.

Cost of uniform direct sales decreased $1.8 million, or 2.5%, for the three months ended August 31, 2012, over the same quarter in the prior fiscal year due to decreased Uniform Direct Sales operating segment sales volume.  The gross margin as a percent of revenue was 29.4% for the three months ended August 31, 2012, which is an 80 basis point increase compared to the gross margin percentage of 28.6% in the same quarter of the prior fiscal year.  This increase is due to a favorable mix of products being sold.

Selling and administrative expenses were comparable for the first quarter of fiscal 2013 to the first quarter of fiscal 2012, but as a percent of revenue, at 20.7%, increased 30 basis points for the three months ended August 31, 2012.  This increase in percent of revenue is mainly due to lower revenue volume for the first quarter of fiscal 2013 compared to the same quarter in the prior fiscal year.

Income before income taxes increased $0.3 million for the Uniform Direct Sales operating segment for the first quarter of fiscal 2013 compared to the same quarter last fiscal year.  Income before income taxes was 8.7% of the operating segment’s revenue, which is a 40 basis point increase compared to the same quarter last fiscal year.  This increase in income before income taxes is primarily due to the improved gross margin as discussed above.

First Aid, Safety and Fire Protection Services Operating Segment

Three Months Ended August 31, 2012 Compared to Three Months Ended August 31, 2011

First Aid, Safety and Fire Protection Services operating segment revenue increased from $103.7 million to $110.8 million, or 6.8%, for the three months ended August 31, 2012.  The increase primarily resulted from organic growth in revenue of 6.6% due to improvements in sales representative productivity and improved customer retention.  The remaining 0.2% increase represents growth through acquisitions.

Cost of first aid, safety and fire protection services increased $4.1 million, or 6.9%, for the three months ended August 31, 2012, over the same quarter in the prior fiscal year due to increased First Aid, Safety and Fire Protection Services operating segment volume.  Gross margin for the First Aid, Safety and Fire Protection Services operating segment is defined as revenue less cost of goods, warehouse expenses, service expenses and training expenses.  The gross margin as a percent of revenue at 43.1% for the quarter ended August 31, 2012, is consistent with the gross margin percentage of 43.2% in the first quarter of the prior fiscal year.

Selling and administrative expenses increased $2.4 million compared to the first quarter of the prior fiscal year, primarily due to an increase in labor and other employee-partner related expenses.  Selling and administrative expenses as a percent of revenue, at 35.0%, was consistent with the first quarter of the prior fiscal year.

Income before income taxes for the First Aid, Safety and Fire Protection Services operating segment increased $0.6 million to $9.0 million for the three months ended August 31, 2012, compared to the same quarter in the prior fiscal year, primarily due to the increase in First Aid, Safety and Fire Protection Services operating segment revenue.  Income before income taxes was 8.1% of the operating segment’s revenue, for both the three months ended August 31, 2012 and 2011.

Document Management Services Operating Segment

Three Months Ended August 31, 2012 Compared to Three Months Ended August 31, 2011

Document Management Services operating segment revenue decreased from $92.3 million to $85.4 million, or 7.5%, for the quarter ended August 31, 2012, over the same quarter in the prior fiscal year. The decrease primarily resulted from an organic decrease in revenue of 8.3% due to a decrease in recycled paper revenue. Acquisitions accounted for revenue growth of 0.8%.  The rate of growth in this operating segment decelerated during the quarter ended August 31, 2012, compared to the quarter ended August 31, 2011, due to a steep decline in recycled paper prices.  This operating segment derives a portion of its revenue from the sale of shredded paper to paper recyclers.  The average price of recycled paper for the first quarter of fiscal 2013 was approximately 34% below the average for the first quarter of the prior fiscal year.

Cost of document management services for the three months ended August 31, 2012, was consistent with the three months ended August 31, 2011. Gross margin for the Document Management Services operating segment is defined as revenue less production and service costs.  The gross margin as a percent of revenue was 49.1% for the three months ended August 31, 2012, which is a 410 basis point decrease compared to the gross margin percentage of 53.2% in the first quarter of the prior fiscal year.  This decrease is due to the lower recycled paper prices.

Selling and administrative expenses were comparable for the first quarter of fiscal 2013 to the first quarter of fiscal 2012, but as a percent of revenue, at 43.7%, increased 390 basis points for the three months ended August 31, 2012.  This increase in percent of revenue is mainly due to lower revenue volume for the first quarter of fiscal 2013 compared to the same quarter in the prior fiscal year.

Income before income taxes for the Document Management Services operating segment decreased $7.7 million to $4.6 million for the three months ended August 31, 2012, compared to the same period in the prior fiscal year.  Income before income taxes as a percentage of the operating segment’s revenue decreased from 13.4% in last year’s first quarter to 5.4% for the quarter ended August 31, 2012, primarily as a result of the lower recycled paper prices.

Liquidity and Capital Resources

The following is a summary of our cash flows and cash, cash equivalents and marketable securities as of and for the three months ended August 31, 2012 and August 31, 2011:

(In thousands)	2012	2011
Net cash provided by operating activities	$94,865	$56,562
Net cash used in investing activities	$(61,241)	$(82,336)
Net cash used in financing activities	$(55,479)	$(262,157)

Cash and cash equivalents at the end of the period	$319,217	$150,312
Marketable securities at the end of the period	$10,948	$126,728

The cash and cash equivalents and marketable securities as of August 31, 2012, include $49.1 million that is located outside of the United States.  We expect to use these amounts to fund our international operations and international expansion activities.  The marketable securities at August 31, 2012, consist of Canadian treasury securities.  We believe that our investment policy pertaining to marketable securities is conservative.  The primary criterion used in making investment decisions is the preservation of principal, while earning an attractive yield.

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

Net cash provided by operating activities was $94.9 million for the three months ended August 31, 2012, an increase of $38.3 million compared to the same period last fiscal year.  In addition to net income being higher, the decrease in inventory and increase in accounts payable during the first quarter of fiscal 2013 also had a positive impact on cash flows.

Net cash used in investing activities includes capital expenditures and cash paid for acquisitions of businesses.  Capital expenditures were $47.4 million and $44.4 million for the three months ended August 31, 2012 and August 31, 2011, respectively.  These capital expenditures primarily relate to expansion efforts in Rental Uniforms and Ancillary Products and Document Management Services operating segments.  Capital expenditures for the three months ended August 31, 2012, included $32.1 million for the Rental Uniforms and Ancillary Products operating segment and $9.0 million for the Document Management Services operating segment.  Cash paid for acquisitions of businesses was $2.1 million and $0.9 million for the three months ended August 31, 2012 and August 31, 2011, respectively.  The acquisitions this fiscal year occurred in our Document Management Services operating segment.

Net cash used in financing activities was $55.5 million and $262.2 million for the three months ended August 31, 2012 and August 31, 2011, respectively.  On October 26, 2010, we announced that the Board of Directors authorized a $500.0 million share buyback program at market prices.  We completed the October 26, 2010 share buyback program by purchasing 8.1 million shares of Cintas common stock in June and July 2011 for an aggregate purchase price of $259.5 million.  On October 18, 2011, we announced that the Board of Directors authorized a new $500.0 million share buyback program at market prices.  Beginning in April 2012, under the October 18, 2011 share buyback program through May 31, 2012, Cintas purchased a total of 3.3 million shares of Cintas common stock at an average price of $39.10 per share for a total purchase price of $129.6 million. In July and August 2012, we purchased 1.8 million shares of Cintas common stock for a total purchase price of $70.6 million. In the period subsequent to August 31, 2012 through October 10, 2012, we purchased 0.6 million shares of Cintas common stock for $23.2 million. From the inception of the October 18, 2011 share buyback program through October 10, 2012, Cintas has purchased a total of 5.7 million shares of Cintas common stock at an average price of $39.23 per share for a total purchase price of $223.4 million. For the three months ended August 31, 2012, Cintas acquired 0.2 million shares of Cintas common stock for employee payroll taxes due on restricted stock awards that vested during the three months ended August 31, 2012.  These shares were acquired at an average price of $37.82 per share for a total purchase price of $7.4 million.

As of August 31, 2012, we had $1,300.0 million aggregate principal amount in fixed rate senior notes outstanding with maturities ranging from 2016 to 2036.  On June 1, 2012, Cintas repaid at maturity $225.0 million aggregate principal amount of its 6.00% senior notes due 2012. On June 5, 2012, Cintas issued $250.0 million aggregate principal amount of senior notes due June 1, 2022. These senior notes bear interest at a rate of 3.25% paid semi-annually beginning December 1, 2012. The net proceeds generated from the offering will be used for general corporate purposes.

Cintas’ commercial paper program has a capacity of $300.0 million that is fully supported by a backup revolving credit facility through a credit agreement with its banking group.  This revolving credit facility has an accordion feature that allows for a maximum borrowing capacity of $450.0 million.  The revolving credit facility was amended on October 7, 2011, to extend the maturity date from September 26, 2014 to October 6, 2016, to improve the applicable margin used to calculate the interest rate payable on any outstanding loans and the facility fee payable under the agreement and to replace the financial covenant regarding Cintas’ net funded indebtedness to total capitalization with a requirement to maintain a leverage ratio of consolidated indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (debt to EBITDA) of no more than 3.5 to 1.0. We believe this program, along with cash generated from operations, will be adequate to provide necessary funding for our future cash requirements.  No commercial paper or borrowings under our revolving credit facility were outstanding as of August 31, 2012 or May 31, 2012.

Cintas has certain covenants related to debt agreements. These covenants limit our ability to incur certain liens, to engage in sale-leaseback transactions and to merge, consolidate or sell all or substantially all of Cintas' assets. These covenants also require Cintas to maintain certain debt to EBITDA and interest coverage ratios. Cross-default provisions exist between certain debt instruments.  If a default of a significant covenant were to occur, the default could result in an acceleration of the maturity of the indebtedness, impair liquidity and limit the ability to raise future capital.  As of

August 31, 2012, Cintas was in compliance with all significant debt covenants.

Our access to the commercial paper and long-term debt markets has historically provided us with sources of liquidity.  We do not anticipate having difficulty in obtaining financing from those markets in the future in view of our favorable experiences in the debt markets in the recent past. Our ability to continue to access the commercial paper and long-term debt markets on favorable interest rate and other terms will depend, to a significant degree, on the ratings assigned by the credit rating agencies to our indebtedness.  As of August 31, 2012, our ratings were as follows:

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

Litigation and Other Contingencies

Cintas is subject to legal proceedings and claims arising from the ordinary course of its business, including personal injury, customer contract, environmental and employment claims.  In the opinion of management, the aggregate liability, if any, with respect to such ordinary course of business actions will not have a material adverse effect on the consolidated financial position or results of operation of Cintas.  Cintas is party to additional litigation not considered in the ordinary course of business.  Please refer to Note 7 entitled Litigation and Other Contingencies of “Notes to Consolidated Condensed Financial Statements” for a detailed discussion of certain specific litigation.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements.  The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements.  Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “predicts,” “projects,” “plans,” “expects,” “intends,” “target,” “forecast,” “believes,” “seeks,” “could,” “should,” “may” and “will” or the negative versions thereof and similar words, terms and expressions and by the context in which they are used.  Such statements are based upon current expectations of Cintas and speak only as of the date made.  You should not place undue reliance on any forward-looking statement.  We cannot guarantee that any forward-looking statement will be realized.  These statements are subject to various risks, uncertainties, potentially inaccurate assumptions and other factors that could cause actual results to differ from those set forth in or implied by this Quarterly Report.  Factors that might cause such a difference include, but are not limited to, the possibility of greater than anticipated operating costs including energy and fuel costs, lower sales volumes, loss of customers due to outsourcing trends, the performance and costs of integration of acquisitions, fluctuations in costs of materials and labor including increased medical costs, costs and possible effects of union organizing activities, failure to comply with government regulations concerning employment discrimination, employee pay and benefits and employee health and safety, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, the cost, results and ongoing assessment of internal controls for financial reporting required by the Sarbanes-Oxley Act of 2002, disruptions caused by the inaccessibility of computer systems data, the initiation or outcome of litigation, investigations or other proceedings, higher assumed sourcing or distribution costs of products, the disruption of operations from catastrophic or extraordinary events, the amount and timing of repurchases of our common stock, if any, changes in federal and state tax and labor laws and the reactions of competitors in terms of price and service.  Cintas undertakes no obligation to publicly release any revisions to any forward-looking statements or to otherwise update any forward-looking statements whether as a result of new information or to reflect events, circumstances or any other unanticipated developments arising after the date on which such statements are made.  A further list and description of risks, uncertainties and other matters can be found in our Annual Report on Form 10-K for the year ended May 31, 2012, and in our reports on Forms 10-Q and 8-K.  The risks and uncertainties described herein are not the only ones we may face. Additional risks and uncertainties presently not known to us or that we currently believe to be immaterial may also harm our business.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In our normal operations, Cintas has market risk exposure to interest rates.  There has been no material change to this market risk exposure to interest rates from that which was previously disclosed on page 26 of our Annual Report on Form 10-K for the year ended May 31, 2012.

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

ITEM 4.
CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

With the participation of Cintas’ management, including Cintas’ Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, Cintas has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of August 31, 2012.  Based on such evaluation, Cintas’ management, including Cintas’ Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, has concluded that Cintas’ disclosure controls and procedures were effective as of August 31, 2012, in ensuring (i) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is accumulated and communicated to Cintas’ management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in Cintas’ internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended August 31, 2012, that have materially affected, or are reasonably likely to materially affect, Cintas’ internal control over financial reporting. See “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” on pages 28 and 29 of our Annual Report on Form 10-K for the fiscal year ended May 31, 2012.

CINTAS CORPORATION

Part II.  Other Information

Item 1.    Legal Proceedings.

We discuss material legal proceedings (other than ordinary routine litigation incidental to our business) pending against us in “Part I, Item 1. Financial Statements,” in Note 7 entitled Litigation and Other Contingencies of “Notes to Consolidated Condensed Financial Statements.” We refer you to and incorporate by reference into this Part II, Item 1 that discussion for important information concerning those legal proceedings.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan (1)	Maximum approximate dollar value of shares that may yet be purchased under the plan (1)

June 1 - 30, 2012 (2)	4,777	$36.08	—	$370,391,845
July 1 - 31, 2012 (3)	986,195	37.75	797,699	340,293,383
August 1 - 31, 2012 (4)	1,023,187	39.63	1,021,877	299,798,356
Total	2,014,159	$38.70	1,819,576	$299,798,356

(1) On October 18, 2011, Cintas announced that the Board of Directors authorized a $500.0 million share buyback program at market prices. The October 18, 2011 buyback program does not have an expiration date. Beginning in April 2012, under the October 18, 2011 program, through August 31, 2012, Cintas has purchased a total of approximately 5.1 million shares of Cintas common stock at an average price of $38.99 per share for a total purchase price of $200.2 million.
(2) During June 2012, Cintas purchased 4,777 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock options that vested during the fiscal year. These shares were purchased at an average price of $36.08 per share for a total purchase price of $0.2 million.
(3) During July 2012, Cintas purchased 188,496 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock options that vested during the fiscal year. These shares were purchased at an average price of $37.84 per share for a total purchase price of $7.1 million.
(4) During August 2012, Cintas purchased 1,310 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock options that vested during the fiscal year. These shares were purchased at an average price of $40.46 per share for a total purchase price of less than $0.1 million.

Item 6.     Exhibits

10.1
Amendment No. 2 to Cintas Corporation 2005 Equity Compensation Plan (incorporated by reference to Cintas' Form 8-K (File No. 000-11399) filed with the Securities and Exchange Commission on July 27, 2012)

10.2	Form of Restricted Stock Agreement (incorporated by reference to Cintas' Form 8-K (File No. 000-11399) filed with the Securities and Exchange Commission on July 27, 2012)
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINTAS CORPORATION
(Registrant)

Date: October 10, 2012	/s/	William C. Gale

William C. Gale
Senior Vice President and Chief Financial Officer
(Chief Accounting Officer)

EXHIBIT INDEX

10.1
Amendment No. 2 to Cintas Corporation 2005 Equity Compensation Plan (incorporated by reference to Cintas' Form 8-K (File No. 000-11399) filed with the Securities and Exchange Commission on July 27, 2012)

10.2	Form of Restricted Stock Agreement (incorporated by reference to Cintas' Form 8-K (File No. 000-11399) filed with the Securities and Exchange Commission on July 27, 2012)
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document