Form 10-Q
period 2012-11-30
CINTAS CORP
filed 2013-01-09
CIK 723254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2012

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
Non-Accelerated Filer          (Do not check if a smaller reporting company)

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      No     ✓

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding December 31, 2012
Common Stock, no par value	123,286,223

CINTAS CORPORATION

CINTAS CORPORATION
ITEM 1. FINANCIAL STATEMENTS.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
(In thousands except per share data)

	Three Months Ended		Six Months Ended
	November 30, 2012	November 30, 2011	November 30, 2012	November 30, 2011
Revenue:
Rental uniforms and ancillary products	$755,839	$722,789	$1,510,682	$1,442,212
Other services	304,547	296,337	601,029	594,094
	1,060,386	1,019,126	2,111,711	2,036,306
Costs and expenses:
Cost of rental uniforms and ancillary products	438,902	410,247	867,050	813,653
Cost of other services	189,448	179,082	366,750	353,816
Selling and administrative expenses	293,013	297,112	599,594	607,578

Operating income	139,023	132,685	278,317	261,259

Interest income	(149)	(403)	(226)	(768)
Interest expense	16,294	17,728	32,892	35,062

Income before income taxes	122,878	115,360	245,651	226,965
Income taxes	44,851	41,010	90,891	83,977
Net income	$78,027	$74,350	$154,760	$142,988

Basic earnings per share	$0.63	$0.57	$1.24	$1.09

Diluted earnings per share	$0.63	$0.57	$1.23	$1.09

Dividends declared per share	$0.64	$0.54	$0.64	$0.54

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	November 30, 2012	November 30, 2011	November 30, 2012	November 30, 2011

Net income	$78,027	$74,350	$154,760	$142,988

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,675	(20,764)	8,692	(20,546)
Change in fair value of derivatives(1)	—	27	(151)	181
Amortization of interest rate lock agreements	488	377	976	754
Change in fair value of available-for-sale securities(2)	(10)	7	(12)	25

Other comprehensive income	2,153	(20,353)	9,505	(19,586)

Comprehensive income	$80,180	$53,997	$164,265	$123,402

(1)      Net of less than $0.1 million of tax benefit for the three months ended November 30, 2011. Net of less than $0.1 million of tax expense and $0.1 million of tax benefit for the six months ended November 30, 2012 and 2011, respectively.

(2)      Net of less than $0.1 million of tax benefit for the three months ended November 30, 2012 and 2011, respectively. Net of less than $0.1 million of tax benefit for both the six months ended November 30, 2012 and 2011, respectively.

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands except share data)

	November 30, 2012	May 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$242,487	$339,825
Marketable securities	33,862	—
Accounts receivable, net	479,106	450,861
Inventories, net	236,195	251,205
Uniforms and other rental items in service	482,001	452,785
Income taxes, current	20,976	22,188
Prepaid expenses and other	25,035	24,704
Total current assets	1,519,662	1,541,568

Property and equipment, at cost, net	967,260	944,305

Goodwill	1,522,411	1,485,375
Service contracts, net	90,480	76,822
Other assets, net	118,069	112,836
	$4,217,882	$4,160,906

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$118,534	$94,840
Accrued compensation and related liabilities	54,480	91,214
Accrued liabilities	325,077	256,642
Deferred tax liability	56,427	2,559
Long-term debt due within one year	661	225,636
Total current liabilities	555,179	670,891

Long-term liabilities:
Long-term debt due after one year	1,308,829	1,059,166
Deferred income taxes	206,782	204,581
Accrued liabilities	66,448	87,133
Total long-term liabilities	1,582,059	1,350,880

Shareholders’ equity:
Preferred stock, no par value:
100,000 shares authorized, none outstanding	—	—
Common stock, no par value:
425,000,000 shares authorized,
FY 2013: 174,419,454 issued and 123,228,777 outstanding
FY 2012: 173,745,913 issued and 126,519,758 outstanding	173,127	148,255
Paid-in capital	98,311	107,019
Retained earnings	3,557,088	3,482,073
Treasury stock:
FY 2013: 51,190,677 shares
FY 2012: 47,226,155 shares	(1,794,050)	(1,634,875)
Other accumulated comprehensive income	46,168	36,663
Total shareholders’ equity	2,080,644	2,139,135
	$4,217,882	$4,160,906
See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	November 30, 2012	November 30, 2011
Cash flows from operating activities:
Net income	$154,760	$142,988
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	81,321	76,922
Amortization of intangible assets	11,973	20,104
Stock-based compensation	11,084	9,756
Deferred income taxes	55,245	(11,767)
Change in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(24,528)	(20,850)
Inventories, net	15,460	(39,268)
Uniforms and other rental items in service	(28,105)	(29,630)
Prepaid expenses and other	(202)	(5,128)
Accounts payable	23,019	1,843
Accrued compensation and related liabilities	(36,899)	(15,314)
Accrued liabilities	(36,464)	26,306
Income taxes payable	599	19,996
Net cash provided by operating activities	227,263	175,958

Cash flows from investing activities:
Capital expenditures	(99,062)	(79,832)
Proceeds from redemption of marketable securities	41,453	140,162
Purchase of marketable securities and investments	(80,054)	(193,527)
Acquisitions of businesses, net of cash acquired	(53,243)	(14,551)
Other, net	(673)	5,772
Net cash used in investing activities	(191,579)	(141,976)

Cash flows from financing activities:
Proceeds from issuance of debt	250,000	—
Repayment of debt	(225,312)	(903)
Proceeds from exercise of stock-based compensation awards	2,357	78
Repurchase of common stock	(159,175)	(262,682)
Other, net	(2,476)	1,454
Net cash used in financing activities	(134,606)	(262,053)

Effect of exchange rate changes on cash and cash equivalents	1,584	(2,263)

Net decrease in cash and cash equivalents	(97,338)	(230,334)

Cash and cash equivalents at beginning of period	339,825	438,106

Cash and cash equivalents at end of period	$242,487	$207,772

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

As disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2012, inventories are valued at the lower of cost (first-in, first-out) or market.  Inventory is comprised of the following amounts:

(In thousands)	November 30, 2012	May 31, 2012

Raw materials	$20,489	$19,138
Work in process	13,209	13,052
Finished goods	202,497	219,015
	$236,195	$251,205

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

All financial instruments that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the consolidated balance sheet date.  These financial instruments measured at fair value on a recurring basis are summarized below:

(In thousands)	As of November 30, 2012
	Level 1	Level 2	Level 3	Fair Value
Cash and cash equivalents	$242,487	$—	$—	$242,487
Marketable securities:
U.S. municipal bonds	—	9,781	—	9,781
Canadian treasury securities	—	24,081	—	24,081
Total assets at fair value	$242,487	$33,862	$—	$276,349

(In thousands)	As of May 31, 2012
	Level 1	Level 2	Level 3	Fair Value
Cash and cash equivalents	$339,825	$—	$—	$339,825
Total assets at fair value	$339,825	$—	$—	$339,825

Cintas’ cash and cash equivalents and marketable securities are generally classified within Level 1 or Level 2 of the fair value hierarchy. Financial instruments classified as Level 1 are based on quoted market prices in active markets, and financial instruments classified as Level 2 are based on quoted market prices, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. The types of financial instruments Cintas classifies within Level 1 include most bank deposits and money market securities. Cintas does not adjust the quoted market price for such financial instruments.

The types of financial instruments Cintas classifies within Level 2 include Canadian treasury securities (both federal and provincial) and highly rated U.S. state or municipal bonds. The valuation technique used for Cintas’ marketable securities classified within Level 2 of the fair value hierarchy is primarily the market approach. The primary inputs to value Cintas’ marketable securities is the respective instruments future cash flows based on its stated yield and the amount a market participant would pay for a similar instrument. Primarily all of Cintas’ marketable securities are actively traded and the recorded fair value reflects current market conditions. However, due to the inherent volatility in the investment market, there is at least a possibility that recorded investment values may change in the near term.

The funds invested in Canadian marketable securities are not presently expected to be repatriated, but instead are expected to be invested indefinitely in foreign subsidiaries. Interest, realized gains and losses and declines in value determined to be other than temporary on available-for-sale securities are included in interest income or expense. The cost of the securities sold is based on the specific identification method. The amortized cost basis of the marketable securities as of November 30, 2012 was $33.9 million. There were no outstanding marketable securities as of May 31, 2012. All outstanding marketable securities as of November 30, 2012, had contractual maturities due within one year.

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

3.             Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Cintas’ common shares:

	Three Months Ended		Six Months Ended
(In thousands except per share data)	November 30, 2012	November 30, 2011	November 30, 2012	November 30, 2011
Basic Earnings per Share
Net income	$78,027	$74,350	$154,760	$142,988

Less dividends to:
Common shares	$78,866	$70,055	$78,866	$70,055
Unvested shares	878	765	878	765
Total dividends	$79,744	$70,820	$79,744	$70,820

Undistributed net (loss) income	$(1,717)	$3,530	$75,016	$72,168

Less: net (loss) income allocated to participating unvested securities	(8)	21	409	448

Net (loss) income available to common shareholders	$(1,709)	$3,509	$74,607	$71,720

Basic weighted average common shares outstanding	124,185	129,727	125,153	130,522

Basic earnings per common share:
Common shares - distributed earnings	$0.64	$0.54	$0.64	$0.54
Common shares - undistributed earnings	(0.01)	0.03	0.60	0.55
Total common shares	$0.63	$0.57	$1.24	$1.09

Unvested shares - distributed earnings	$0.64	$0.54	$0.64	$0.54
Unvested shares - undistributed earnings	(0.01)	0.03	0.60	0.55
Total unvested shares	$0.63	$0.57	$1.24	$1.09

	Three Months Ended		Six Months Ended
(In thousands except per share data)	November 30, 2012	November 30, 2011	November 30, 2012	November 30, 2011
Diluted Earnings per Share
Net income	$78,027	$74,350	$154,760	$142,988

Less dividends to:
Common shares	$78,866	$70,055	$78,866	$70,055
Unvested shares	878	765	878	765
Total dividends	$79,744	$70,820	$79,744	$70,820

Undistributed net (loss) income	$(1,717)	$3,530	$75,016	$72,168

Less: net (loss) income allocated to participating unvested securities	(8)	21	409	448

Net (loss) income available to common shareholders	$(1,709)	$3,509	$74,607	$71,720

Basic weighted average common shares outstanding	124,185	129,727	125,153	130,522

Effect of dilutive securities – employee stock options	424	13	388	21

Diluted weighted average common shares outstanding	124,609	129,740	125,541	130,543

Diluted earnings per share:
Common shares - distributed earnings	$0.64	$0.54	$0.64	$0.54
Common shares - undistributed earnings	(0.01)	0.03	0.59	0.55
Total common shares	$0.63	$0.57	$1.23	$1.09

Unvested shares - distributed earnings	$0.64	$0.54	$0.64	$0.54
Unvested shares - undistributed earnings	(0.01)	0.03	0.59	0.55
Total unvested shares	$0.63	$0.57	$1.23	$1.09

For the three months ended November 30, 2012 and 2011, 0.4 million and 3.3 million options granted to purchase shares of Cintas common stock were excluded from the computation of diluted earnings per share, respectively. For the six months ended November 30, 2012 and 2011, 0.7 million and 2.6 million options granted to purchase shares of Cintas common stock were excluded from the computation of diluted earnings per share, respectively. The exercise prices of these options were greater than the average market price of the common stock (anti-dilutive).

On October 18, 2011, we announced that the Board of Directors authorized a $500.0 million share buyback program at market prices.  During the first six months of fiscal 2013, we purchased 3.8 million shares of Cintas common stock for a total purchase price of $151.7 million. From the inception of the October 18, 2011 share buyback program through January 9, 2013, Cintas has purchased a total of 7.1 million shares of Cintas common stock at an average price of $39.72 for a total purchase price of $281.3 million. In addition, for the six months ended November 30, 2012, Cintas acquired 0.2 million shares of Cintas common stock for employee payroll taxes due on restricted stock awards that vested during the six months ended November 30, 2012. These shares were acquired at an average price of $37.88 per share for a total purchase price of $7.5 million.

4.             Goodwill, Service Contracts and Other Assets

Changes in the carrying amount of goodwill and service contracts for the six months ended November 30, 2012, by operating segment, are as follows:

Goodwill (in thousands)	Rental Uniforms & Ancillary Products	Uniform Direct Sales	First Aid, Safety & Fire Protection	Document Management	Total

Balance as of June 1, 2012	$944,449	$23,968	$192,465	$324,493	$1,485,375
Goodwill acquired	—	—	24,110	10,610	34,720
Foreign currency translation	608	28	—	1,680	2,316
Balance as of November 30, 2012	$945,057	$23,996	$216,575	$336,783	$1,522,411

Service Contracts (in thousands)	Rental Uniforms & Ancillary Products	Uniform Direct Sales	First Aid, Safety & Fire Protection	Document Management	Total

Balance as of June 1, 2012	$29,156	$—	$29,334	$18,332	$76,822
Service contracts acquired	—	—	9,951	13,491	23,442
Service contracts amortization	(3,874)	—	(3,821)	(3,533)	(11,228)
Foreign currency translation	852	—	—	592	1,444
Balance as of November 30, 2012	$26,134	$—	$35,464	$28,882	$90,480

Information regarding Cintas’ service contracts and other assets is as follows:

	As of November 30, 2012
(In thousands)	Carrying Amount	Accumulated Amortization	Net
Service contracts	$409,522	$319,042	$90,480

Noncompete and consulting agreements	$77,469	$72,068	$5,401
Investments (1)	95,109	—	95,109
Other	21,538	3,979	17,559
Total	$194,116	$76,047	$118,069

	As of May 31, 2012
(In thousands)	Carrying Amount	Accumulated Amortization	Net
Service contracts	$384,622	$307,800	$76,822

Noncompete and consulting agreements	$76,036	$69,954	$6,082
Investments (1)	90,198	—	90,198
Other	19,828	3,272	16,556
Total	$186,062	$73,226	$112,836

(1)      Investments at November 30, 2012, include the cash surrender value of insurance policies of $67.0 million, equity method investments of $27.2 million and cost method investments of $0.9 million.  During the second quarter of fiscal 2013, Cintas sold stock of an equity method investment for a gain of $8.5 million. Investments at May 31, 2012, include the cash surrender value of insurance policies of $57.4 million, equity method investments of $31.9 million and cost method investments of $0.9 million.

Amortization expense was $12.0 million and $20.1 million for the six months ended November 30, 2012 and 2011, respectively.  Estimated amortization expense, excluding any future acquisitions, for each of the next five fiscal years is $23.1 million, $20.7 million, $17.8 million, $12.6 million and $7.6 million, respectively.

Investments recorded using the cost method are evaluated for impairment on an annual basis or when indicators of impairment are identified.  For the six months ended November 30, 2012 and 2011, no losses due to impairment were recorded.

5.             Debt, Derivatives and Hedging Activities

Cintas’ commercial paper program has a capacity of $300.0 million that is fully supported by a backup revolving credit facility through a credit agreement with its banking group.  This revolving credit facility has an accordion feature that allows for a maximum borrowing capacity of $450.0 million and has a maturity date of October 6, 2016.  No commercial paper or borrowings on our revolving credit facility were outstanding as of November 30, 2012 or May 31, 2012.

On June 1, 2012, Cintas repaid at maturity $225.0 million aggregate principal amount of its 6.00% senior notes due 2012. On June 5, 2012, Cintas issued $250.0 million aggregate principal amount of senior notes due June 1, 2022. These senior notes bear interest at a rate of 3.25% paid semi-annually beginning December 1, 2012.

Cintas used interest rate lock agreements to hedge against movements in the treasury rates at the time Cintas issued its senior notes in fiscal 2007, fiscal 2008, fiscal 2011 and fiscal 2013.  The amortization of the cash flow hedges resulted in an increase to other comprehensive income of $0.5 million and $0.4 million for the three months ended November 30, 2012 and 2011, respectively, and $1.0 million and $0.8 million for the six months ended November 30, 2012 and 2011, respectively.

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

6.             Income Taxes

In the normal course of business, Cintas provides for uncertain tax positions and the related interest, and adjusts its unrecognized tax benefits and accrued interest accordingly.  During the three months ended November 30, 2012, unrecognized tax benefits decreased by approximately $32.5 million and accrued interest decreased by approximately $1.2 million.  During the six months ended November 30, 2012, unrecognized tax benefits decreased by approximately $32.1 million and accrued interest decreased by approximately $1.1 million. The decrease in unrecognized tax benefits for the three months and six months ended November 30, 2012, was due to a change in the IRS capitalization regulations adopted by Cintas in the second quarter of fiscal 2013 and resulted in a reclass between long-term accrued liabilities and deferred tax liability.

All U.S. federal income tax returns are closed to audit through fiscal 2010.  Cintas is currently in advanced stages of various audits in certain foreign jurisdictions and certain domestic states. The years under audit cover fiscal years back to 2005.  Based on the resolution of the various audits and changes in tax law, it is reasonably possible that the balance of unrecognized tax benefits could decrease by $1.3 million for the fiscal year ending May 31, 2013.

On December 23, 2011, the U.S. Department of the Treasury and the Internal Revenue Service issued temporary regulations (Regulations Section 2011-14) that provide guidance on amounts paid to improve tangible property, and acquire or produce tangible property, as well as guidance regarding the disposition of property and the expensing of supplies and materials. The finalized regulations are effective for Cintas' fiscal year ending May 31, 2014. Due to the recently announced extension of effective date of the regulations and indications of changes to the de minimis and disposition rules, Cintas continues to review these regulations, but does not believe there will be a material impact on Cintas’ consolidated financial statements.

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

Cintas is a defendant in a purported class action lawsuit, Mirna E. Serrano, et al. v. Cintas Corporation (Serrano), filed on May 10, 2004, and pending in the United States District Court, Eastern District of Michigan, Southern Division.  The Serrano plaintiffs alleged that Cintas discriminated against women in hiring into various service sales representative positions across all divisions of Cintas.  On November 15, 2005, the Equal Employment Opportunity Commission (EEOC) intervened in the Serrano lawsuit.  The Serrano plaintiffs seek injunctive relief, compensatory damages, punitive damages, attorneys’ fees and other remedies.  On October 27, 2008, the United States District Court in the Eastern District of Michigan granted summary judgment in favor of Cintas limiting the scope of the putative class in the Serrano lawsuit to female applicants for service sales representative positions at Cintas locations within the state of Michigan.  Consequently, all claims brought by female applicants for service sales representative positions outside of the state of Michigan were dismissed.  Similarly, any claims brought by the EEOC on behalf of similarly situated female applicants outside of the state of Michigan have also been dismissed from the Serrano lawsuit. In September 2010, the Court in Serrano dismissed all private individual claims and all claims of the EEOC and the 13 individuals it claimed to represent. The EEOC appealed the District Court's summary judgment decisions and various other rulings to the United States Court of Appeals for the Sixth Circuit. On November 9, 2012, a three-judge panel of the Sixth Circuit reversed the District Court's opinion and remanded the claims back to the District Court. On November 21, 2012, Cintas filed a Petition for Rehearing and Rehearing en banc requesting that a full panel of the Sixth Circuit review the decision issued by the three-judge panel and reverse the three-judge panel's decision. The Sixth Circuit ordered the EEOC to respond to the Petition for Rehearing and Rehearing en banc, and the EEOC filed its response on December 14, 2012. As of January 9, 2013, the Sixth Circuit has not yet ruled on Cintas' Petition for Rehearing and Rehearing en banc.

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

Cintas evaluates the performance of each operating segment based on several factors of which the primary financial measures are operating segment revenue and income before income taxes.  The accounting policies of the operating segments are the same as those described in Note 1 entitled Basis of Presentation.  Information related to the operations of Cintas’ operating segments is set forth below:

(In thousands)	Rental Uniforms & Ancillary Products	Uniform Direct Sales	First Aid, Safety & Fire Protection	Document Management	Corporate	Total
For the three months ended November 30, 2012
Revenue	$755,839	$110,203	$111,513	$82,831	$—	$1,060,386
Income (loss) before income taxes	$116,051	$10,404	$9,654	$2,914	$(16,145)	$122,878

For the three months ended November 30, 2011
Revenue	$722,789	$111,946	$101,687	$82,704	$—	$1,019,126
Income (loss) before income taxes	$104,477	$13,242	$8,962	$6,004	$(17,325)	$115,360

As of and for the six months ended November 30, 2012
Revenue	$1,510,682	$210,482	$222,354	$168,193	$—	$2,111,711
Income (loss) before income taxes	$232,958	$19,145	$18,675	$7,539	$(32,666)	$245,651
Total assets	$2,813,707	$143,880	$393,429	$590,517	$276,349	$4,217,882

As of and for the six months ended November 30, 2011
Revenue	$1,442,212	$213,648	$205,430	$175,016	$—	$2,036,306
Income (loss) before income taxes	$203,895	$21,649	$17,345	$18,370	$(34,294)	$226,965
Total assets	$2,803,231	$157,339	$364,461	$552,676	$337,605	$4,215,312

9.      Supplemental Guarantor Information

Cintas Corporation No. 2 (Corp. 2) is the indirectly, wholly-owned principal operating subsidiary of Cintas.  Corp. 2 is the issuer of the $1,300.0 million aggregate principal amount of long-term senior notes, which are unconditionally guaranteed, jointly and severally, by Cintas Corporation and its wholly-owned, direct and indirect domestic subsidiaries.

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

Condensed consolidating financial statements for Cintas, Corp. 2, the subsidiary guarantors and non-guarantors are presented on the following pages:

Condensed Consolidating Income Statement
Three Months Ended November 30, 2012
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Rental uniforms and ancillary products	$—	$575,274	$152,771	$55,370	$(27,576)	$755,839
Other services	—	387,265	10,630	28,964	(122,312)	304,547
Equity in net income of affiliates	78,027	—	—	—	(78,027)	—
	78,027	962,539	163,401	84,334	(227,915)	1,060,386
Costs and expenses (income):
Cost of rental uniforms and ancillary products	—	367,645	95,014	38,923	(62,680)	438,902
Cost of other services	—	256,524	(6,949)	18,564	(78,691)	189,448
Selling and administrative expenses	—	280,259	(7,023)	23,705	(3,928)	293,013
Operating income	78,027	58,111	82,359	3,142	(82,616)	139,023

Interest income	—	(13)	(126)	(10)	—	(149)
Interest expense (income)	—	16,277	18	(1)	—	16,294

Income before income taxes	78,027	41,847	82,467	3,153	(82,616)	122,878
Income taxes	—	14,876	29,241	746	(12)	44,851

Net income	$78,027	$26,971	$53,226	$2,407	$(82,604)	$78,027

Condensed Consolidating Income Statement
Three Months Ended November 30, 2011
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Rental uniforms and ancillary products	$—	$558,143	$141,673	$51,276	$(28,303)	$722,789
Other services	—	367,926	14,511	28,838	(114,938)	296,337
Equity in net income of affiliates	74,350	—	—	—	(74,350)	—
	74,350	926,069	156,184	80,114	(217,591)	1,019,126
Costs and expenses (income):
Cost of rental uniforms and ancillary products	—	356,105	83,939	35,270	(65,067)	410,247
Cost of other services	—	236,673	3,794	18,305	(79,690)	179,082
Selling and administrative expenses	—	266,206	7,402	26,181	(2,677)	297,112
Operating income	74,350	67,085	61,049	358	(70,157)	132,685

Interest income	—	(77)	(111)	(215)	—	(403)
Interest expense (income)	—	17,813	(433)	348	—	17,728

Income before income taxes	74,350	49,349	61,593	225	(70,157)	115,360
Income taxes	—	18,231	22,753	36	(10)	41,010

Net income	$74,350	$31,118	$38,840	$189	$(70,147)	$74,350

Condensed Consolidating Income Statement
Six Months Ended November 30, 2012
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Rental uniforms and ancillary products	$—	$1,151,559	$305,588	$109,154	$(55,619)	$1,510,682
Other services	—	756,671	21,509	58,342	(235,493)	601,029
Equity in net income of affiliates	154,760	—	—	—	(154,760)	—
	154,760	1,908,230	327,097	167,496	(445,872)	2,111,711
Costs and expenses (income):
Cost of rental uniforms and ancillary products	—	731,842	184,356	75,543	(124,691)	867,050
Cost of other services	—	492,855	(9,366)	36,272	(153,011)	366,750
Selling and administrative expenses	—	570,903	(11,162)	48,006	(8,153)	599,594
Operating income	154,760	112,630	163,269	7,675	(160,017)	278,317

Interest income	—	(31)	(161)	(34)	—	(226)
Interest expense	—	32,843	49	—	—	32,892

Income before income taxes	154,760	79,818	163,381	7,709	(160,017)	245,651
Income taxes	—	29,255	59,883	1,770	(17)	90,891

Net income	$154,760	$50,563	$103,498	$5,939	$(160,000)	$154,760

Condensed Consolidating Income Statement
Six Months Ended November 30, 2011
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Rental uniforms and ancillary products	$—	$1,111,891	$283,588	$103,859	$(57,126)	$1,442,212
Other services	—	725,658	31,672	58,640	(221,876)	594,094
Equity in net income of affiliates	142,988	—	—	—	(142,988)	—
	142,988	1,837,549	315,260	162,499	(421,990)	2,036,306
Costs and expenses (income):
Cost of rental uniforms and ancillary products	—	702,881	168,291	71,179	(128,698)	813,653
Cost of other services	—	457,505	1,734	36,130	(141,553)	353,816
Selling and administrative expenses	—	541,823	23,397	48,465	(6,107)	607,578
Operating income	142,988	135,340	121,838	6,725	(145,632)	261,259

Interest income	—	(157)	(238)	(373)	—	(768)
Interest expense (income)	—	35,589	(881)	354	—	35,062

Income before income taxes	142,988	99,908	122,957	6,744	(145,632)	226,965
Income taxes	—	36,897	45,409	1,683	(12)	83,977

Net income	$142,988	$63,011	$77,548	$5,061	$(145,620)	$142,988

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended November 30, 2012
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$78,027	$26,971	$53,226	$2,407	$(82,604)	$78,027

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	(1)	—	1,676	—	1,675
Change in fair value of derivatives	—	—	—	—	—	—
Amortization of interest rate lock agreements	—	488	—	—	—	488
Change in fair value of available-for- sale securities	—	—	(7)	(3)	—	(10)

Other comprehensive income	—	487	(7)	1,673	—	2,153

Comprehensive income	$78,027	$27,458	$53,219	$4,080	$(82,604)	$80,180

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended November 30, 2011
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$74,350	$31,118	$38,840	$189	$(70,147)	$74,350

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	(34)	—	(20,730)	—	(20,764)
Change in fair value of derivatives	—	124	—	(97)	—	27
Amortization of interest rate lock agreements	—	377	—	—	—	377
Change in fair value of available-for- sale securities	—	—	—	7	—	7

Other comprehensive income	—	467	—	(20,820)	—	(20,353)

Comprehensive income	$74,350	$31,585	$38,840	$(20,631)	$(70,147)	$53,997

Condensed Consolidating Statement of Comprehensive Income
Six Months Ended November 30, 2012
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$154,760	$50,563	$103,498	$5,939	$(160,000)	$154,760

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	7	—	8,685	—	8,692
Change in fair value of derivatives	—	(151)	—	—	—	(151)
Amortization of interest rate lock agreements	—	976	—	—	—	976
Change in fair value of available-for- sale securities	—	—	(7)	(5)	—	(12)

Other comprehensive income	—	832	(7)	8,680	—	9,505

Comprehensive income	$154,760	$51,395	$103,491	$14,619	$(160,000)	$164,265

Condensed Consolidating Statement of Comprehensive Income
Six Months Ended November 30, 2011
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$142,988	$63,011	$77,548	$5,061	$(145,620)	$142,988

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	(35)	—	(20,511)	—	(20,546)
Change in fair value of derivatives	—	207	—	(26)	—	181
Amortization of interest rate lock agreements	—	754	—	—	—	754
Change in fair value of available-for- sale securities	—	—	—	25	—	25

Other comprehensive income	—	926	—	(20,512)	—	(19,586)

Comprehensive income	$142,988	$63,937	$77,548	$(15,451)	$(145,620)	$123,402

Condensed Consolidating Balance Sheet
As of November 30, 2012
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$45,036	$167,453	$29,998	$—	$242,487
Marketable securities	—	—	9,781	24,081	—	33,862
Accounts receivable, net	—	350,351	88,484	40,271	—	479,106
Inventories, net	—	200,445	22,519	10,545	2,686	236,195
Uniforms and other rental items in service	—	353,213	110,312	37,406	(18,930)	482,001
Income taxes, current	—	(5,510)	12,009	14,477	—	20,976
Prepaid expenses and other	—	7,766	13,940	3,329	—	25,035
Total current assets	—	951,301	424,498	160,107	(16,244)	1,519,662

Property and equipment, at cost, net	—	612,243	263,130	91,887	—	967,260

Goodwill	—	—	1,452,020	70,391	—	1,522,411
Service contracts, net	—	85,481	229	4,770	—	90,480
Other assets, net	1,569,229	1,627,395	2,633,892	760,007	(6,472,454)	118,069
	$1,569,229	$3,276,420	$4,773,769	$1,087,162	$(6,488,698)	$4,217,882

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$(465,247)	$(549,502)	$1,075,016	$20,248	$38,019	$118,534
Accrued compensation and related liabilities	—	37,444	12,359	4,677	—	54,480
Accrued liabilities	—	64,319	249,467	11,291	—	325,077
Deferred tax (asset) liability	—	(557)	53,401	3,583	—	56,427
Long-term debt due within one year	—	910	(249)	—	—	661
Total current liabilities	(465,247)	(447,386)	1,389,994	39,799	38,019	555,179

Long-term liabilities:
Long-term debt due after one year	—	1,318,234	(10,253)	848	—	1,308,829
Deferred income taxes	—	(7)	200,880	5,909	—	206,782
Accrued liabilities	—	—	65,541	907	—	66,448
Total long-term liabilities	—	1,318,227	256,168	7,664	—	1,582,059
Total shareholders’ equity	2,034,476	2,405,579	3,127,607	1,039,699	(6,526,717)	2,080,644
	$1,569,229	$3,276,420	$4,773,769	$1,087,162	$(6,488,698)	$4,217,882

Condensed Consolidating Balance Sheet
As of May 31, 2012
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$58,737	$229,287	$51,801	$—	$339,825
Accounts receivable, net	—	327,442	81,243	42,176	—	450,861
Inventories, net	—	210,283	20,258	10,781	9,883	251,205
Uniforms and other rental items in service	—	337,298	101,435	35,051	(20,999)	452,785
Income taxes, current	—	5,296	3,642	13,250	—	22,188
Prepaid expenses and other	—	7,905	12,770	4,029	—	24,704
Total current assets	—	946,961	448,635	157,088	(11,116)	1,541,568

Property and equipment, at cost, net	—	600,565	259,744	83,996	—	944,305

Goodwill	—	—	1,419,535	65,840	—	1,485,375
Service contracts, net	—	71,337	326	5,159	—	76,822
Other assets, net	1,637,225	1,628,516	2,467,198	759,439	(6,379,542)	112,836
	$1,637,225	$3,247,379	$4,595,438	$1,071,522	$(6,390,658)	$4,160,906

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$(465,247)	$(475,624)	$978,932	$18,760	$38,019	$94,840
Accrued compensation and related liabilities	—	63,797	21,619	5,798	—	91,214
Accrued liabilities	—	67,651	176,220	13,557	(786)	256,642
Deferred tax (asset) liability	—	(538)	(87)	3,184	—	2,559
Long-term debt due within one year	—	225,866	(230)	—	—	225,636
Total current liabilities	(465,247)	(118,848)	1,176,454	41,299	37,233	670,891

Long-term liabilities:
Long-term debt due after one year	—	1,068,820	(11,288)	848	786	1,059,166
Deferred income taxes	—	(6)	199,404	5,183	—	204,581
Accrued liabilities	—	—	86,406	727	—	87,133
Total long-term liabilities	—	1,068,814	274,522	6,758	786	1,350,880
Total shareholders’ equity	2,102,472	2,297,413	3,144,462	1,023,465	(6,428,677)	2,139,135
	$1,637,225	$3,247,379	$4,595,438	$1,071,522	$(6,390,658)	$4,160,906

Condensed Consolidating Statement of Cash Flows
Six Months Ended November 30, 2012
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Cash flows from operating activities:
Net income	$154,760	$50,563	$103,498	$5,939	$(160,000)	$154,760
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	—	48,061	26,608	6,652	—	81,321
Amortization of intangible assets	—	10,318	117	1,538	—	11,973
Stock-based compensation	11,084	—	—	—	—	11,084
Deferred income taxes	—	(1)	54,959	287	—	55,245
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	—	(20,450)	(7,242)	3,164	—	(24,528)
Inventories, net	—	9,838	(2,262)	687	7,197	15,460
Uniforms and other rental items in service	—	(15,915)	(8,877)	(1,244)	(2,069)	(28,105)
Prepaid expenses and other	—	152	(1,170)	816	—	(202)
Accounts payable	—	(41,309)	63,503	825	—	23,019
Accrued compensation and related liabilities	—	(26,353)	(9,260)	(1,286)	—	(36,899)
Accrued liabilities	—	(7,450)	(27,362)	(2,438)	786	(36,464)
Income taxes payable	—	10,815	(8,365)	(1,851)	—	599
Net cash provided by (used in) operating activities	165,844	18,269	184,147	13,089	(154,086)	227,263

Cash flows from investing activities:
Capital expenditures	—	(57,660)	(29,923)	(11,479)	—	(99,062)
Proceeds from redemption of marketable securities	—	—	1,065	40,388	—	41,453
Purchase of marketable securities and investments	—	557	(17,931)	(64,295)	1,615	(80,054)
Acquisitions of businesses, net of cash acquired	—	(51,984)	—	(1,259)	—	(53,243)
Other	(11,749)	57,625	(201,693)	1,887	153,257	(673)
Net cash (used in) provided by investing activities	(11,749)	(51,462)	(248,482)	(34,758)	154,872	(191,579)

Cash flows from financing activities:
Proceeds from issuance of debt	—	250,000	—	—	—	250,000
Repayment of debt	—	(225,542)	1,016	—	(786)	(225,312)
Exercise of stock-based compensation awards	2,357	—	—	—	—	2,357
Repurchase of common stock	(159,175)	—	—	—	—	(159,175)
Other	2,723	(4,965)	—	(234)	—	(2,476)
Net cash (used in) provided by financing activities	(154,095)	19,493	1,016	(234)	(786)	(134,606)

Effect of exchange rate changes on cash and cash equivalents	—	(1)	1,485	100	—	1,584

Net decrease in cash and cash equivalents	—	(13,701)	(61,834)	(21,803)	—	(97,338)
Cash and cash equivalents at beginning of period	—	58,737	229,287	51,801	—	339,825
Cash and cash equivalents at end of period	$—	$45,036	$167,453	$29,998	$—	$242,487

Condensed Consolidating Statement of Cash Flows
Six Months Ended November 30, 2011
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Cash flows from operating activities:
Net income	$142,988	$63,011	$77,548	$5,061	$(145,620)	$142,988
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	—	47,021	23,527	6,374	—	76,922
Amortization of intangible assets	—	17,305	205	2,594	—	20,104
Stock-based compensation	9,756	—	—	—	—	9,756
Deferred income taxes	—	—	(12,396)	629	—	(11,767)
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	—	(14,793)	(4,301)	(1,756)	—	(20,850)
Inventories, net	—	(42,583)	3,246	790	(721)	(39,268)
Uniforms and other rental items in service	—	(22,332)	(9,748)	(903)	3,353	(29,630)
Prepaid expenses and other	—	(974)	(4,476)	322	—	(5,128)
Accounts payable	—	(51,087)	42,294	10,636	—	1,843
Accrued compensation and related liabilities	—	(10,318)	(4,813)	(183)	—	(15,314)
Accrued liabilities	—	4,485	25,936	(4,919)	804	26,306
Income taxes payable	—	8,586	10,178	1,232	—	19,996
Net cash provided by (used in) operating activities	152,744	(1,679)	147,200	19,877	(142,184)	175,958

Cash flows from investing activities:
Capital expenditures	—	(50,166)	(23,731)	(5,935)	—	(79,832)
Proceeds from redemption of marketable securities	—	—	—	140,162	—	140,162
Purchase of marketable securities and investments	—	(1,282)	(33,394)	(189,255)	30,404	(193,527)
Acquisitions of businesses, net of cash acquired	—	(9,831)	(65)	(4,655)	—	(14,551)
Other	109,311	52,721	(268,817)	(27)	112,584	5,772
Net cash provided by (used in) investing activities	109,311	(8,558)	(326,007)	(59,710)	142,988	(141,976)

Cash flows from financing activities:
Repayment of debt	—	(522)	423	—	(804)	(903)
Exercise of stock-based compensation awards	78	—	—	—	—	78
Repurchase of common stock	(262,682)	—	—	—	—	(262,682)
Other	549	754	—	151	—	1,454
Net cash (used in) provided by financing activities	(262,055)	232	423	151	(804)	(262,053)

Effect of exchange rate changes on cash and cash equivalents	—	(182)	—	(2,081)	—	(2,263)

Net decrease in cash and cash equivalents	—	(10,187)	(178,384)	(41,763)	—	(230,334)
Cash and cash equivalents at beginning of period	—	54,957	313,283	69,866	—	438,106
Cash and cash equivalents at end of period	$—	$44,770	$134,899	$28,103	$—	$207,772

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

RESULTS OF OPERATIONS

Cintas classifies its businesses into four operating segments based on the types of products and services provided.  The Rental Uniforms and Ancillary Products operating segment consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items.  In addition to these rental items, restroom cleaning services and supplies and carpet and tile cleaning services are also provided within this operating segment.  The Uniform Direct Sales operating segment consists of the direct sale of uniforms and related items and branded promotional products.  The First Aid, Safety and Fire Protection Services operating segment consists of first aid, safety and fire protection products and services.  The Document Management Services operating segment consists of document destruction, document imaging and document retention services.  Revenue and income before income taxes for each of these operating segments for the three and six months ended November 30, 2012 and 2011, are presented in Note 8 entitled Segment Information of “Notes to Consolidated Condensed Financial Statements.”

Consolidated Results

Three Months Ended November 30, 2012 Compared to Three Months Ended November 30, 2011

Total revenue increased 4.0% for the three months ended November 30, 2012, over the same period in the prior fiscal year from $1,019.1 million to $1,060.4 million.  The increase primarily resulted from an organic growth increase (excludes the impact of acquisitions) in revenue of 3.4%.  The remaining 0.6% increase represents growth derived through acquisitions in our First Aid, Safety and Fire Protection Services operating segment and our Document Management Services operating segment.

Rental Uniforms and Ancillary Products operating segment revenue increased 4.6% for the three months ended November 30, 2012, over the same period in the prior fiscal year from $722.8 million to $755.8 million.  The increase resulted from an organic growth increase in revenue of 4.5% primarily due to improvements in sales representative productivity and an increase in the number of sales representatives. Generally, sales productivity improvements are the result of increased tenure and improved training, which result in a higher number of products and services sold.

Other Services revenue, consisting of revenue from the reportable operating segments of Uniform Direct Sales, First Aid, Safety and Fire Protection Services and Document Management Services, increased 2.8% for the three months ended November 30, 2012, over the same period in the prior fiscal year from $296.3 million to $304.5 million. Other Services revenue increased organically by 0.5%.  The remaining 2.3% increase represents growth derived through acquisitions in our First Aid, Safety and Fire Protection Services operating segment and our Document Management Services operating segment.  The positive organic growth for Other Services revenue for the quarter was primarily the result of a 4.8% increase in First Aid, Safety and Fire Protection Services operating segment revenue. This organic growth increase in revenue was partially offset by an organic decrease of 1.8% in Document Management Services operating segment revenue and a 1.6% decrease in Uniform Direct Sales operating segment revenue.

Cost of rental uniforms and ancillary products consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other ancillary items.  Cost of rental uniforms and ancillary products increased $28.7 million, or 7.0%, for the three months ended November 30, 2012, compared to the three months ended November 30, 2011.  This increase was due to higher Rental Uniforms and Ancillary Products operating segment sales volume, an increase in material cost due to an increase in customer accounts, which require the injection of inventory into in service inventory, and a $1.6 million write-off of a garment processing system.

Cost of other services consists primarily of cost of goods sold (predominantly uniforms and first aid products), delivery expenses and distribution expenses in the Uniform Direct Sales operating segment, the First Aid, Safety and Fire Protection Services operating segment and the Document Management Services operating segment.  Cost of other services increased $10.4 million, or 5.8%, for the three months ended November 30, 2012, compared to the three months ended November 30, 2011.  This increase was primarily due to increased First Aid, Safety and Fire Protection Services operating segment sales volume.

Selling and administrative expenses decreased $4.1 million, or 1.4%, for the three months ended November 30, 2012, compared to the three months ended November 30, 2011, due to a gain on the sale of stock of an equity method investment and lower amortization of intangible assets related to prior year acquisitions.

Net interest expense (interest expense less interest income) was $16.1 million for the three months ended November 30, 2012, compared to $17.3 million for the three months ended November 30, 2011.  This decreased interest cost is due to the maturity of the $225.0 million aggregate principal amount of 6.0% senior notes on June 1, 2012, offset by the new issuance of $250.0 million aggregate principal amount of 3.25% senior notes due 2022 in the first quarter of fiscal 2013.

Cintas’ effective tax rate was 36.5% for the three months ended November 30, 2012, compared to 35.5% for the three months ended November 30, 2011.  The effective tax rate can fluctuate from quarter to quarter based on tax reserve builds and releases relating to specific discrete items.

Net income increased $3.7 million, or 4.9%, for the three months ended November 30, 2012, from the same period in the prior fiscal year.  This increase was primarily due to revenue increasing at a faster rate of 4.0% compared to a 3.9% increase in operating expenses.  Revenue grew at a faster rate primarily due to improvements in sales representative productivity and improved customer retention.  Diluted earnings per share were $0.63 for the three months ended November 30, 2012, which was an increase of 10.5% compared to the same period in the prior fiscal year.  The increase in diluted earnings per share is higher than the increase in net income due to a decrease in weighted average common stock outstanding as a result of purchasing 7.1 million shares of common stock under the October 18, 2011 share buyback program during the fourth quarter of fiscal 2012 and the first half of fiscal 2013.

Rental Uniforms and Ancillary Products Operating Segment

Three Months Ended November 30, 2012 Compared to Three Months Ended November 30, 2011

As discussed above, Rental Uniforms and Ancillary Products operating segment revenue increased from $722.8 million to $755.8 million, or 4.6%, and the cost of rental uniforms and ancillary products increased $28.7 million, or 7.0%, for the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012. The operating segment’s gross margin was $316.9 million, or 41.9% of revenue, for the second quarter of fiscal 2013.  This gross margin percent of revenue of 41.9% was 130 basis points lower than the prior fiscal year’s second quarter of 43.2%, primarily due to an increase in material cost due to an increase in customer accounts, which require the injection of inventory into in service inventory, and a $1.6 million write-off of a garment processing system.

Selling and administrative expenses as a percent of revenue, at 26.6%, decreased 220 basis points, or $7.2 million, compared to the second quarter of the prior fiscal year due to a gain on the sale of stock of an equity method investment, lower medical expenses and lower amortization of intangible assets related to prior year acquisitions.

Income before income taxes increased $11.6 million to $116.1 million for the Rental Uniforms and Ancillary Products operating segment for the second quarter of fiscal 2013 compared to the same quarter last fiscal year.  Income before income taxes was 15.4% of the operating segment’s revenue, which is a 90 basis point increase compared to the second quarter of the prior fiscal year.  This improvement is primarily due to the decrease in selling and administrative expenses as discussed above, partially offset by the increase in cost of rental uniforms and ancillary products due to the increase in material cost.

Uniform Direct Sales Operating Segment

Three Months Ended November 30, 2012 Compared to Three Months Ended November 30, 2011

Uniform Direct Sales operating segment revenue decreased from $111.9 million to $110.2 million, or 1.6%, for the three months ended November 30, 2012, over the same quarter in the prior fiscal year due to decreased customer orders for uniforms.

Cost of uniform direct sales increased $1.2 million, or 1.5%, for the three months ended November 30, 2012, over the same quarter in the prior fiscal year.  The gross margin as a percent of revenue was 27.4% for the three months ended November 30, 2012, which is a 220 basis point decrease compared to the gross margin percent of revenue of 29.6% in the same quarter of the prior fiscal year.  The increase in cost of uniform direct sales and the gross margin percent to revenue decrease is due to an unfavorable mix of products being sold and costs incurred in anticipation of large roll-outs scheduled to occur in the second half of fiscal 2013.

Selling and administrative expenses were comparable for the second quarter of fiscal 2013 to the second quarter of fiscal 2012, but as a percent of revenue, at 18.0%, increased 20 basis points for the three months ended November 30, 2012. This increase in percent of revenue is mainly due to lower revenue for the second quarter of fiscal 2013 compared to the same quarter in the prior fiscal year.

Income before income taxes decreased $2.8 million for the Uniform Direct Sales operating segment for the second quarter of fiscal 2013 compared to the same quarter last fiscal year.  Income before income taxes was 9.4% of the operating segment’s revenue, which is a 240 basis point decrease compared to the same quarter last fiscal year.  This decrease in income before income taxes is primarily due to the decline in gross margin as discussed above.

First Aid, Safety and Fire Protection Services Operating Segment

Three Months Ended November 30, 2012 Compared to Three Months Ended November 30, 2011

First Aid, Safety and Fire Protection Services operating segment revenue increased from $101.7 million to $111.5 million, or 9.7%, for the three months ended November 30, 2012.  The increase primarily resulted from organic growth in revenue of 4.8% due to improvements in sales representative productivity. The remaining 4.9% increase represents growth through acquisitions.

Cost of first aid, safety and fire protection services increased $6.3 million, or 11.0%, for the three months ended November 30, 2012, over the three months ended November 30, 2011, due to increased First Aid, Safety and Fire Protection Services operating segment volume.  Gross margin for the First Aid, Safety and Fire Protection Services operating segment is defined as revenue less cost of goods, warehouse expenses, service expenses and training expenses.  The gross margin as a percent of revenue was 42.4% for the quarter ended November 30, 2012, which is a 70 basis point decrease compared to the gross margin percent of revenue of 43.1% in the same quarter of the prior fiscal year. This decrease is due to an unfavorable mix towards more lower margin national account business.

Selling and administrative expenses increased $2.8 million compared to the second quarter of the prior fiscal year, primarily due to an increase in labor and other employee-partner related expenses.  Selling and administrative expenses as a percent of revenue, at 33.7%, decreased 60 basis points compared to the second quarter of the prior fiscal year due to the higher rate of growth of revenue for the second quarter of fiscal 2013 compared to the same quarter in the prior fiscal year.

Income before income taxes for the First Aid, Safety and Fire Protection Services operating segment increased $0.7 million to $9.7 million for the three months ended November 30, 2012, compared to the same quarter in the prior fiscal year, primarily due to the increase in First Aid, Safety and Fire Protection Services operating segment revenue.  Income before income taxes, at 8.7% of the operating segment’s revenue, was comparable to the same quarter last fiscal year.

Document Management Services Operating Segment

Three Months Ended November 30, 2012 Compared to Three Months Ended November 30, 2011

Document Management Services operating segment revenue increased from $82.7 million to $82.8 million, or 0.2%, for the quarter ended November 30, 2012, over the same quarter in the prior fiscal year. Document Management Services operating segment revenue decreased organically by 1.8% due to a decrease in recycled paper revenue. This was offset by revenue growth of 2.0% due to acquisitions.  The rate of growth in this operating segment decelerated during the quarter ended November 30, 2012, compared to the quarter ended November 30, 2011, due to a steep decline in recycled paper prices.  This operating segment derives a portion of its revenue from the sale of shredded paper to paper recyclers.  The average price of recycled paper for the second quarter of fiscal 2013 was approximately 28% below the average for the second quarter of the prior fiscal year.

Cost of document management services increased $2.8 million, or 6.7%, for the three months ended November 30, 2012, over the same quarter in the prior fiscal year due to increased Document Management Services operating segment volume. Gross margin for the Document Management Services operating segment is defined as revenue less production and service costs.  The gross margin as a percent of revenue was 45.4% for the three months ended November 30, 2012, which is a 340 basis point decrease compared to the gross margin percentage of 48.8% in the second quarter of the prior fiscal year.  This decrease is due to the lower recycled paper prices.

Selling and administrative expenses were comparable for the second quarter of fiscal 2013 to the second quarter of fiscal 2012, but as a percent of revenue, at 41.9%, increased 40 basis points for the three months ended November 30, 2012. This increase in percent of revenue is due to the lower recycled paper prices.

Income before income taxes for the Document Management Services operating segment decreased $3.1 million to $2.9 million for the three months ended November 30, 2012, compared to the same period in the prior fiscal year.  Income before income taxes as a percentage of the operating segment’s revenue decreased from 7.3% in last year’s second quarter to 3.5% for the quarter ended November 30, 2012, primarily as a result of the lower recycled paper prices.

Consolidated Results

Six Months Ended November 30, 2012 Compared to Six Months Ended November 30, 2011

Total revenue increased 3.7% for the six months ended November 30, 2012, over the same period in the prior fiscal year from $2.0 billion to $2.1 billion. The increase primarily resulted from an organic growth increase in revenue of 3.3%.  The remaining 0.4% increase represents growth derived through acquisitions in our First Aid, Safety and Fire Protection Services operating segment and our Document Management Services operating segment.

Rental Uniforms and Ancillary Products operating segment revenue increased 4.7% for the six months ended November 30, 2012 , over the same period in the prior fiscal year from $1.4 billion to $1.5 billion. The increase resulted from an organic growth increase in revenue of 4.7% primarily due to improvements in sales representative productivity. Generally, sales productivity improvements are the result of increased tenure and improved training, which result in a higher number of products and services sold.

Other Services revenue, consisting of revenue from the reportable operating segments of Uniform Direct Sales, First Aid, Safety and Fire Protection Services and Document Management Services, increased 1.2% for the six months ended November 30, 2012, over the same period in the prior fiscal year from $594.1 million to $601.0 million. Other
Services revenue decreased organically by 0.1%. This is offset by a 1.3% increase from growth derived through acquisitions in our First Aid, Safety and Fire Protection Services operating segment and our Document Management Services operating segment. The organic decrease in Other Services revenue for the six months ended November 30, 2012, was primarily the result of a 5.2% decrease in Document Management Services operating segment revenue and a 3.3% decrease in Uniform Direct Sales operating segment revenue. The organic decrease in revenue was offset by organic growth of 5.7% in First Aid, Safety and Fire Protection Services operating segment revenue.

Cost of rental uniforms and ancillary products consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other ancillary items. Cost of rental uniforms and ancillary products increased $53.4 million, or 6.6%, for the six months ended November 30, 2012, compared to the six months ended November 30, 2011. This increase was due to higher Rental Uniforms and Ancillary Products operating segment sales volume.

Cost of other services consists primarily of cost of goods sold (predominantly uniforms and first aid products), delivery expenses and distribution expenses in the Uniform Direct Sales operating segment, the First Aid, Safety and Fire Protection Services operating segment and the Document Management Services operating segment.  Cost of other services increased $12.9 million, or 3.7%, for the six months ended November 30, 2012, compared to the six months ended November 30, 2011.  This increase was primarily due to increased First Aid, Safety and Fire Protection Services operating segment sales volume.

Selling and administrative expenses decreased $8.0 million, or 1.3%, for the six months ended November 30, 2012, compared to the six months ended November 30, 2011, due to a gain on the sale of stock of an equity method investment and lower amortization of intangible assets related to prior year acquisitions.

Net interest expense (interest expense less interest income) was $32.7 million for the six months ended November 30, 2012, compared to $34.3 million for the six months ended November 30, 2011. This decreased interest cost is due to the maturity of the $225.0 million aggregate principal amount of 6.0% senior notes on June 1, 2012, offset by the new issuance of $250.0 million aggregate principal amount of 3.25% senior notes due 2022 in the first quarter of fiscal 2013.

Cintas' effective tax rate was 37.0% for both the six months ended November 30, 2012 and 2011.

Net income increased $11.8 million, or 8.2%, for the six months ended November 30, 2012, from the same period in the prior fiscal year. The increase was primarily due to revenue increasing at a faster rate of 3.7% compared to a 3.3% increase in operating expenses. Revenue grew at a faster rate primarily due to improvements in sales representative productivity and improved customer retention. Diluted earnings per share were $1.23 for the six months ended November 30, 2012, which was an increase of 12.8% compared to the same period in the prior fiscal year. The increase in diluted earnings per share is higher than the increase in net income due to a decrease in weighted average common stock outstanding as a result of purchasing 7.1 million shares of common stock under the October 18, 2011 share buyback program during the fourth quarter of fiscal 2012 and the first half of fiscal 2013.

Rental Uniforms and Ancillary Products Operating Segment

Six Months Ended November 30, 2012 Compared to Six Months Ended November 30, 2011

As discussed above, Rental Uniforms and Ancillary Products operating segment revenue increased from $1.4 billion to $1.5 billion, or 4.7%, and the cost of rental uniforms and ancillary products increased $53.4 million, or 6.6%, for the six months ended November 30, 2012, compared to the six months ended November 30, 2011. The operating segment’s gross margin was $643.6 million, or 42.6% of revenue, for the six months ended November 30, 2012.  This gross margin percent of revenue of 42.6% was 100 basis points lower than the same period of the prior fiscal year of 43.6%.  This decrease is due primarily to an increase in material cost due to an increase in customer accounts, which requires an increase in inventory, and a $1.6 million write-off of a garment processing system.

Selling and administrative expenses as a percent of revenue, at 27.2%, decreased 220 basis points, or $14.0 million compared to the same period of the prior fiscal year. This decrease is primarily due to a gain on the sale of stock of an equity method investment, lower medical expenses and lower amortization of intangible assets related to prior year acquisitions.

Income before income taxes increased $29.1 million to $233.0 million for the Rental Uniforms and Ancillary Products operating segment compared to the same period last fiscal year. Income before income taxes was 15.4% of the operating segment’s revenue, which is a 130 basis point increase compared to the same period of the prior fiscal year.  This improvement is primarily due to revenue increasing at a faster rate of 4.7% compared to a 3.2% increase in operating expenses.  Revenue grew at a faster rate due primarily to improvements in sales representative productivity and improved customer retention.

Uniform Direct Sales Operating Segment

Six Months Ended November 30, 2012 Compared to Six Months Ended November 30, 2011

Uniform Direct Sales operating segment revenue decreased from $213.6 million to $210.5 million, or 1.5%, for the six months ended November 30, 2012, over the same period in the prior fiscal year due to decreased customer orders for uniforms.

Cost of uniform direct sales were comparable for the six months ended November 30, 2012, to the same period in the prior fiscal year.  The gross margin as a percent of revenue was 28.4% for the six months ended November 30, 2012, which is a 70 basis point decrease compared to the gross margin percentage of 29.1% in the same period of the prior fiscal year.  This decrease is due to an unfavorable mix of products being sold and costs incurred in anticipation of large roll-outs scheduled to occur in the second half of fiscal 2013.

Selling and administrative expenses were comparable for the first half of fiscal 2013 to the first half of fiscal 2012, but as a percent of revenue, at 19.3%, increased 30 basis points for the six months ended November 30, 2012.  This increase in percent of revenue is mainly due to lower revenue for the first six months of fiscal 2013 compared to the same period in the prior fiscal year.

Income before income taxes decreased $2.5 million to $19.1 million for the Uniform Direct Sales operating segment for the six months ended November 30, 2012. Income before income taxes was 9.1% of the operating segment’s revenue compared to 10.1% for the same period last fiscal year, which is a 100 basis point decrease compared to the same period last fiscal year.  This decrease in income before income taxes is primarily due to the decline in gross margin as discussed above.

First Aid, Safety and Fire Protection Services Operating Segment

Six Months Ended November 30, 2012 Compared to Six Months Ended November 30, 2011

First Aid, Safety and Fire Protection Services operating segment revenue increased from $205.4 million to $222.4 million, or 8.2%, for the six months ended November 30, 2012.  The increase primarily resulted from organic growth in revenue of 5.7% due to improvements in sales representative productivity.  The remaining 2.5% increase represents growth through acquisitions.

Cost of first aid, safety and fire protection services increased $10.4 million, or 8.9%, for the six months ended November 30, 2012, over the same period in the prior fiscal year due to increased First Aid, Safety and Fire Protection Services operating segment volume.  Gross margin for the First Aid, Safety and Fire Protection Services operating segment is defined as revenue less cost of goods, warehouse expenses, service expenses and training expenses.  The gross margin as a percent of revenue at 42.8% for the six months ended November 30, 2012, is a 30 basis point decrease compared to the gross margin percent of revenue of 43.1% for the six months ended November 30, 2011. This decrease is due to an unfavorable mix towards more lower margin national account business.

Selling and administrative expenses increased $5.2 million compared to the six months ended November 30, 2011, primarily due to an increase in labor and other employee-partner related expenses.  However, selling and administrative expenses as a percent of revenue, at 34.4%, decreased 30 basis points compared to the same period of the prior fiscal year due to higher revenue for the six months ended November 30, 2012 compared to the same period in the prior fiscal year.

Income before income taxes for the First Aid, Safety and Fire Protection Services operating segment increased $1.3 million to $18.7 million for the six months ended November 30, 2012, compared to the same period in the prior fiscal year, primarily due to the increase in First Aid, Safety and Fire Protection Services operating segment revenue. Income before income taxes was 8.4% of the operating segment’s revenue, for both the six months ended November 30, 2012 and 2011.

Document Management Services Operating Segment

Six Months Ended November 30, 2012 Compared to Six Months Ended November 30, 2011

Document Management Services operating segment revenue decreased from $175.0 million to $168.2 million, or 3.9%, for the six months ended November 30, 2012, over the same period in the prior fiscal year. The decrease primarily resulted from an organic decrease in revenue of 5.2% due to a decrease in recycled paper revenue. Acquisitions accounted for revenue growth of 1.3%.  This operating segment derives a portion of its revenue from the sale of shredded paper to paper recyclers. The average price from these paper sales decreased by approximately 31% in the six months ended November 30, 2012, compared to the six months ended November 30, 2011.

Cost of document management services increased $3.1 million, or 3.6%, for the six months ended November 30, 2012, primarily due to increased Document Management Services operating segment volume. Gross margin for the Document Management Services operating segment is defined as revenue less production and service costs.  The gross margin as a percent of revenue decreased from 51.1% for the six months ended November 30, 2011, to 47.3% for the six months ended November 30, 2012. This decrease is due to the lower recycled paper prices.

Selling and administrative expenses were comparable for the six months ended November 30, 2012, over the same period in the prior fiscal year, but as a percent of revenue, at 42.8%, increased 220 basis points compared to the first six months of the prior fiscal year. This increase in percent of revenue is due to the lower recycled paper prices.

Income before income taxes for the Document Management Services operating segment decreased $10.8 million to $7.5 million for the six months ended November 30, 2012, compared to the same period in the prior fiscal year.  Income before income taxes as a percentage of the operating segment’s revenue decreased from 10.5% in last fiscal year’s first six months to 4.5% for the six months ended November 30, 2012, primarily as a result of the lower recycled paper prices.

Liquidity and Capital Resources

The following is a summary of our cash flows and cash, cash equivalents and marketable securities as of and for the six months ended November 30, 2012 and November 30, 2011:

(In thousands)	2012	2011
Net cash provided by operating activities	$227,263	$175,958
Net cash used in investing activities	$(191,579)	$(141,976)
Net cash used in financing activities	$(134,606)	$(262,053)

Cash and cash equivalents at the end of the period	$242,487	$207,772
Marketable securities at the end of the period	$33,862	$129,833

The cash and cash equivalents and marketable securities as of November 30, 2012, include $54.1 million that is located outside of the United States.  We expect to use these amounts to fund our international operations and international expansion activities.  The marketable securities at November 30, 2012, consist of Canadian treasury securities and United States municipal bonds.  We believe that our investment policy pertaining to marketable securities is conservative.  The primary criterion used in making investment decisions is the preservation of principal, while earning an attractive yield.

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

Net cash provided by operating activities was $227.3 million for the six months ended November 30, 2012, an increase of $51.3 million compared to the same period last fiscal year.  In addition to net income being higher, the decrease in inventory also had a positive impact on cash flows.

Net cash used in investing activities includes capital expenditures and cash paid for acquisitions of businesses.  Capital expenditures were $99.1 million and $79.8 million for the six months ended November 30, 2012 and November 30, 2011, respectively.  These capital expenditures primarily relate to expansion efforts in Rental Uniforms and Ancillary Products and Document Management Services operating segments.  Capital expenditures for the six months ended November 30, 2012, included $70.4 million for the Rental Uniforms and Ancillary Products operating segment and $18.5 million for the Document Management Services operating segment.  Cash paid for acquisitions of businesses was $53.2 million and $14.6 million for the six months ended November 30, 2012 and November 30, 2011, respectively.  The acquisitions this fiscal year occurred in our First Aid, Safety and Fire Protection Services and Document Management Services operating segments.

Net cash used in financing activities was $134.6 million and $262.1 million for the six months ended November 30, 2012 and November 30, 2011, respectively.  On October 26, 2010, we announced that the Board of Directors authorized a $500.0 million share buyback program at market prices.  We completed the October 26, 2010 share buyback program by purchasing 8.1 million shares of Cintas common stock in June and July 2011 for an aggregate purchase price of $259.5 million.  On October 18, 2011, we announced that the Board of Directors authorized a new $500.0 million share buyback program at market prices.  Beginning in April 2012 through May 31, 2012, under the October 18, 2011 share buyback program, Cintas purchased a total of 3.3 million shares of Cintas common stock at an average price of $39.10 per share for a total purchase price of $129.6 million. During the first six months of fiscal 2013, we purchased 3.8 million shares of Cintas common stock for a total purchase price of $151.7 million. From the inception of the October 18, 2011 share buyback program through January 9, 2013, Cintas has purchased a total of 7.1 million shares of Cintas common stock at an average price of $39.72 per share for a total purchase price of $281.3 million. For the six months ended November 30, 2012, Cintas acquired 0.2 million shares of Cintas common stock for employee payroll taxes due on restricted stock awards that vested during the six months ended November 30, 2012.  These shares were acquired at an average price of $37.88 per share for a total purchase price of $7.5 million.

As of November 30, 2012, we had $1,300.0 million aggregate principal amount in fixed rate senior notes outstanding with maturities ranging from 2016 to 2036.  On June 1, 2012, Cintas repaid at maturity $225.0 million aggregate principal amount of its 6.00% senior notes due 2012. On June 5, 2012, Cintas issued $250.0 million aggregate principal amount of senior notes due June 1, 2022. These senior notes bear interest at a rate of 3.25% paid semi-annually beginning December 1, 2012. The net proceeds generated from the offering will be used for general corporate purposes.

Cintas’ commercial paper program has a capacity of $300.0 million that is fully supported by a backup revolving credit facility through a credit agreement with its banking group.  This revolving credit facility has an accordion feature that allows for a maximum borrowing capacity of $450.0 million.  The revolving credit facility was amended on October 7, 2011, to extend the maturity date from September 26, 2014 to October 6, 2016, to improve the applicable margin used to calculate the interest rate payable on any outstanding loans and the facility fee payable under the agreement and to replace the financial covenant regarding Cintas’ net funded indebtedness to total capitalization with a requirement to maintain a leverage ratio of consolidated indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (debt to EBITDA) of no more than 3.5 to 1.0. We believe this program, along with cash generated from operations, will be adequate to provide necessary funding for our future cash requirements.  No commercial paper or borrowings under our revolving credit facility were outstanding as of November 30, 2012 or May 31, 2012.

Cintas has certain covenants related to debt agreements. These covenants limit our ability to incur certain liens, to engage in sale-leaseback transactions and to merge, consolidate or sell all or substantially all of Cintas' assets. These covenants also require Cintas to maintain certain debt to EBITDA and interest coverage ratios. Cross-default provisions exist between certain debt instruments.  If a default of a significant covenant were to occur, the default could result in an acceleration of the maturity of the indebtedness, impair liquidity and limit the ability to raise future capital.  As of November 30, 2012, Cintas was in compliance with all significant debt covenants.

Our access to the commercial paper and long-term debt markets has historically provided us with sources of liquidity.  We do not anticipate having difficulty in obtaining financing from those markets in the future in view of our favorable experiences in the debt markets in the recent past. Our ability to continue to access the commercial paper and long-term debt markets on favorable interest rate and other terms will depend, to a significant degree, on the ratings assigned by the credit rating agencies to our indebtedness.  As of November 30, 2012, our ratings were as follows:

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

ITEM 4.
CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

With the participation of Cintas’ management, including Cintas’ Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, Cintas has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of November 30, 2012.  Based on such evaluation, Cintas’ management, including Cintas’ Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, has concluded that Cintas’ disclosure controls and procedures were effective as of November 30, 2012, in ensuring (i) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is accumulated and communicated to Cintas’ management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in Cintas’ internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended November 30, 2012, that have materially affected, or are reasonably likely to materially affect, Cintas’ internal control over financial reporting. See “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” on pages 28 and 29 of our Annual Report on Form 10-K for the fiscal year ended May 31, 2012.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan (1)	Maximum approximate dollar value of shares that may yet be purchased under the plan (1)

September 1 - 30, 2012	235,102	$41.31	235,102	$290,086,317
October 1 - 31, 2012 (2)	1,709,144	41.70	1,705,919	218,955,725
November 1 - 30, 2012 (3)	6,117	41.86	5,869	218,709,700
Total	1,950,363	$41.65	1,946,890	$218,709,700

(1) On October 18, 2011, Cintas announced that the Board of Directors authorized a $500.0 million share buyback program at market prices. The October 18, 2011 buyback program does not have an expiration date. Beginning in April 2012, under the October 18, 2011 program, through November 30, 2012, Cintas has purchased a total of approximately 7.1 million shares of Cintas common stock at an average price of $39.72 per share for a total purchase price of $281.3 million.
(2) During October 2012, Cintas purchased 3,225 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock options that vested during the fiscal year. These shares were purchased at an average price of $41.47 per share for a total purchase price of $0.1 million.
(3) During November 2012, Cintas purchased 248 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock options that vested during the fiscal year. These shares were purchased at an average price of $40.57 per share for a total purchase price of less than $0.01 million.

Item 5.    Other Information.

On October 16, 2012, Cintas declared an annual cash dividend of $0.64 per share on outstanding common stock, an 18.5% increase over the dividend paid in the prior year. The dividend was paid on December 12, 2012, to shareholders of record as of November 9, 2012.

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

CINTAS CORPORATION
(Registrant)

Date: January 9, 2013	/s/	William C. Gale

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