Form 10-Q
period 2013-02-28
CINTAS CORP
filed 2013-04-09
CIK 723254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2013

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
Non-Accelerated Filer          (Do not check if a smaller reporting company)

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      No     ✓

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding March 31, 2013
Common Stock, no par value	122,520,572

CINTAS CORPORATION

CINTAS CORPORATION
ITEM 1. FINANCIAL STATEMENTS.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
(In thousands except per share data)

	Three Months Ended		Nine Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Revenue:
Rental uniforms and ancillary products	$748,887	$721,012	$2,259,569	$2,163,224
Other services	326,787	291,100	927,816	885,194
	1,075,674	1,012,112	3,187,385	3,048,418
Costs and expenses:
Cost of rental uniforms and ancillary products	434,809	409,958	1,301,859	1,223,611
Cost of other services	198,924	176,251	565,674	530,067
Selling and administrative expenses	308,918	288,367	908,512	895,945

Operating income	133,023	137,536	411,340	398,795

Interest income	(132)	(373)	(358)	(1,141)
Interest expense	16,302	17,219	49,194	52,281

Income before income taxes	116,853	120,690	362,504	347,655
Income taxes	42,148	44,655	133,039	128,632
Net income	$74,705	$76,035	$229,465	$219,023

Basic earnings per share	$0.60	$0.58	$1.84	$1.67

Diluted earnings per share	$0.60	$0.58	$1.83	$1.67

Dividends declared per share	$—	$—	$0.64	$0.54

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012

Net income	$74,705	$76,035	$229,465	$219,023

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(8,173)	11,203	519	(9,343)
Change in fair value of derivatives(1)	(36)	304	(187)	485
Amortization of interest rate lock agreements	488	377	1,464	1,131
Change in fair value of available-for-sale securities(2)	1	(29)	(11)	(4)

Other comprehensive (loss) income	(7,720)	11,855	1,785	(7,731)

Comprehensive income	$66,985	$87,890	$231,250	$211,292

(1)      Net of $0.2 million of tax benefit for the three months ended February 29, 2012. Net of less than $0.1 million of tax expense and $0.3 million of tax benefit for the nine months ended February 28, 2013 and February 29, 2012, respectively.

(2)      Net of less than $0.1 million of tax benefit and $0.1 million of tax expense for the three months ended February 28, 2013 and February 29, 2012, respectively. Net of less than $0.1 million of tax benefit and $0.1 million of tax expense for the nine months ended February 28, 2013 and February 29, 2012, respectively.

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands except share data)

	February 28, 2013	May 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$217,470	$339,825
Marketable securities	28,216	—
Accounts receivable, net	495,124	450,861
Inventories, net	246,957	251,205
Uniforms and other rental items in service	481,576	452,785
Income taxes, current	15,331	22,188
Prepaid expenses and other	24,778	24,704
Total current assets	1,509,452	1,541,568

Property and equipment, at cost, net	976,844	944,305

Goodwill	1,519,987	1,485,375
Service contracts, net	93,573	76,822
Other assets, net	121,443	112,836
	$4,221,299	$4,160,906

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$109,064	$94,840
Accrued compensation and related liabilities	90,533	91,214
Accrued liabilities	238,462	256,642
Deferred tax liability	62,019	2,559
Long-term debt due within one year	674	225,636
Total current liabilities	500,752	670,891

Long-term liabilities:
Long-term debt due after one year	1,308,656	1,059,166
Deferred income taxes	209,455	204,581
Accrued liabilities	72,190	87,133
Total long-term liabilities	1,590,301	1,350,880

Shareholders’ equity:
Preferred stock, no par value:
100,000 shares authorized, none outstanding	—	—
Common stock, no par value:
425,000,000 shares authorized,
FY 2013: 174,570,683 issued and 122,723,896 outstanding
FY 2012: 173,745,913 issued and 126,519,758 outstanding	178,290	148,255
Paid-in capital	103,666	107,019
Retained earnings	3,631,793	3,482,073
Treasury stock:
FY 2013: 51,846,787 shares
FY 2012: 47,226,155 shares	(1,821,951)	(1,634,875)
Other accumulated comprehensive income	38,448	36,663
Total shareholders’ equity	2,130,246	2,139,135
	$4,221,299	$4,160,906
See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	February 28, 2013	February 29, 2012
Cash flows from operating activities:
Net income	$229,465	$219,023
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	123,242	115,566
Amortization of intangible assets	17,884	29,520
Stock-based compensation	16,660	15,023
Deferred income taxes	63,799	(995)
Change in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(41,402)	(11,760)
Inventories, net	4,437	(26,958)
Uniforms and other rental items in service	(28,803)	(40,435)
Prepaid expenses and other	9	(5,977)
Accounts payable	13,475	6,372
Accrued compensation and related liabilities	(680)	3,251
Accrued liabilities	(35,682)	9,327
Income taxes payable	5,939	(4,243)
Net cash provided by operating activities	368,343	307,714

Cash flows from investing activities:
Capital expenditures	(151,799)	(117,716)
Proceeds from redemption of marketable securities	97,651	519,955
Purchase of marketable securities and investments	(135,398)	(576,404)
Acquisitions of businesses, net of cash acquired	(64,625)	(20,882)
Other, net	(662)	1,853
Net cash used in investing activities	(254,833)	(193,194)

Cash flows from financing activities:
Proceeds from issuance of debt	250,000	—
Repayment of debt	(225,472)	(1,216)
Proceeds from exercise of stock-based compensation awards	7,156	356
Dividends paid	(79,744)	(70,820)
Repurchase of common stock	(187,076)	(262,682)
Other, net	(1,385)	1,390
Net cash used in financing activities	(236,521)	(332,972)

Effect of exchange rate changes on cash and cash equivalents	656	(1,671)

Net decrease in cash and cash equivalents	(122,355)	(220,123)

Cash and cash equivalents at beginning of period	339,825	438,106

Cash and cash equivalents at end of period	$217,470	$217,983

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

As disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2012, inventories are valued at the lower of cost (first-in, first-out) or market.  Inventory is comprised of the following amounts:

(In thousands)	February 28, 2013	May 31, 2012

Raw materials	$19,747	$19,138
Work in process	16,782	13,052
Finished goods	210,428	219,015
	$246,957	$251,205

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

All financial instruments that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the consolidated balance sheet date.  These financial instruments measured at fair value on a recurring basis are summarized below:

(In thousands)	As of February 28, 2013
	Level 1	Level 2	Level 3	Fair Value
Cash and cash equivalents	$217,470	$—	$—	$217,470
Marketable securities:
U.S. municipal bonds	—	5,812	—	5,812
Canadian treasury securities	—	22,404	—	22,404
Total assets at fair value	$217,470	$28,216	$—	$245,686

(In thousands)	As of May 31, 2012
	Level 1	Level 2	Level 3	Fair Value
Cash and cash equivalents	$339,825	$—	$—	$339,825
Total assets at fair value	$339,825	$—	$—	$339,825

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

The funds invested in Canadian marketable securities are not presently expected to be repatriated, but instead are expected to be invested indefinitely in foreign subsidiaries. Interest, realized gains and losses and declines in value determined to be other than temporary on available-for-sale securities are included in interest income or expense. The cost of the securities sold is based on the specific identification method. The amortized cost basis of the marketable securities as of February 28, 2013 was $28.2 million. There were no outstanding marketable securities as of May 31, 2012. All outstanding marketable securities as of February 28, 2013, had contractual maturities due within one year.

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

Fair values determined by Level 2 inputs utilize data points that are observable, such as definitive sales agreements, appraisals or established market values of comparable assets. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability and include situations where there is little, if any, market activity for the asset or liability, such as internal estimates of future cash flows and company specific discount rates.

3.             Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Cintas’ common shares:

	Three Months Ended		Nine Months Ended
(In thousands except per share data)	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Basic Earnings per Share
Net income	$74,705	$76,035	$229,465	$219,023

Less dividends to:
Common shares	$—	$—	$78,866	$70,055
Unvested shares	—	—	878	765
Total dividends	$—	$—	$79,744	$70,820

Undistributed net income	$74,705	$76,035	$149,721	$148,203

Less: net income allocated to participating unvested securities	517	556	1,048	1,096

Net income available to common shareholders	$74,188	$75,479	$148,673	$147,107

Basic weighted average common shares outstanding	123,120	129,735	124,483	130,261

Basic earnings per common share:
Common shares - distributed earnings	$0.00	$0.00	$0.64	$0.54
Common shares - undistributed earnings	0.60	0.58	1.20	1.13
Total common shares	$0.60	$0.58	$1.84	$1.67

Unvested shares - distributed earnings	$0.00	$0.00	$0.64	$0.54
Unvested shares - undistributed earnings	0.60	0.58	1.20	1.13
Total unvested shares	$0.60	$0.58	$1.84	$1.67

	Three Months Ended		Nine Months Ended
(In thousands except per share data)	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012
Diluted Earnings per Share
Net income	$74,705	$76,035	$229,465	$219,023

Less dividends to:
Common shares	$—	$—	$78,866	$70,055
Unvested shares	—	—	878	765
Total dividends	$—	$—	$79,744	$70,820

Undistributed net income	$74,705	$76,035	$149,721	$148,203

Less: net income allocated to participating unvested securities	517	556	1,048	1,096

Net income available to common shareholders	$74,188	$75,479	$148,673	$147,107

Basic weighted average common shares outstanding	123,120	129,735	124,483	130,261

Effect of dilutive securities – employee stock options	637	210	418	60

Diluted weighted average common shares outstanding	123,757	129,945	124,901	130,321

Diluted earnings per share:
Common shares - distributed earnings	$0.00	$0.00	$0.64	$0.54
Common shares - undistributed earnings	0.60	0.58	1.19	1.13
Total common shares	$0.60	$0.58	$1.83	$1.67

Unvested shares - distributed earnings	$0.00	$0.00	$0.64	$0.54
Unvested shares - undistributed earnings	0.60	0.58	1.19	1.13
Total unvested shares	$0.60	$0.58	$1.83	$1.67

For the three months ended February 28, 2013 and February 29, 2012, 0.6 million and 1.1 million options granted to purchase shares of Cintas common stock were excluded from the computation of diluted earnings per share, respectively. For the nine months ended February 28, 2013 and February 29, 2012, 0.8 million and 2.1 million options granted to purchase shares of Cintas common stock were excluded from the computation of diluted earnings per share, respectively. The exercise prices of these options were greater than the average market price of the common stock (anti-dilutive).

On October 18, 2011, we announced that the Board of Directors authorized a 500.0 million share buyback program at market prices.  During the first nine months of fiscal 2013, we purchased 4.4 million shares of Cintas common stock for a total purchase price of $179.4 million. From the inception of the October 18, 2011 share buyback program through April 9, 2013, Cintas has purchased a total of 8.0 million shares of Cintas common stock at an average price of $40.05 for a total purchase price of $319.2 million. In addition, for the nine months ended February 28, 2013, Cintas acquired 0.2 million shares of Cintas common stock for employee payroll taxes due on restricted stock awards that vested during the nine months ended February 28, 2013. These shares were acquired at an average price of $37.95 per share for a total purchase price of $7.7 million.

4.             Goodwill, Service Contracts and Other Assets

Changes in the carrying amount of goodwill and service contracts for the nine months ended February 28, 2013, by operating segment, are as follows:

Goodwill (in thousands)	Rental Uniforms & Ancillary Products	Uniform Direct Sales	First Aid, Safety & Fire Protection	Document Management	Total

Balance as of June 1, 2012	$944,449	$23,968	$192,465	$324,493	$1,485,375
Goodwill acquired	—	—	23,798	10,422	34,220
Foreign currency translation	13	(16)	—	395	392
Balance as of February 28, 2013	$944,462	$23,952	$216,263	$335,310	$1,519,987

Service Contracts (in thousands)	Rental Uniforms & Ancillary Products	Uniform Direct Sales	First Aid, Safety & Fire Protection	Document Management	Total

Balance as of June 1, 2012	$29,156	$—	$29,334	$18,332	$76,822
Service contracts acquired	—	—	10,199	22,024	32,223
Service contracts amortization	(4,540)	—	(5,880)	(5,072)	(15,492)
Foreign currency translation	18	—	—	2	20
Balance as of February 28, 2013	$24,634	$—	$33,653	$35,286	$93,573

Information regarding Cintas’ service contracts and other assets is as follows:

	As of February 28, 2013
(In thousands)	Carrying Amount	Accumulated Amortization	Net
Service contracts	$416,866	$323,293	$93,573

Noncompete and consulting agreements	$77,661	$72,468	$5,193
Investments (1)	99,107	—	99,107
Other	21,502	4,359	17,143
Total	$198,270	$76,827	$121,443

	As of May 31, 2012
(In thousands)	Carrying Amount	Accumulated Amortization	Net
Service contracts	$384,622	$307,800	$76,822

Noncompete and consulting agreements	$76,036	$69,954	$6,082
Investments (1)	90,198	—	90,198
Other	19,828	3,272	16,556
Total	$186,062	$73,226	$112,836

(1)      Investments at February 28, 2013, include the cash surrender value of insurance policies of $70.5 million, equity method investments of $27.7 million and cost method investments of $0.9 million.  In the second quarter of fiscal 2013, Cintas sold stock of an equity method investment for a gain of $8.5 million. No further sales occurred in the third quarter of fiscal 2013. Investments at May 31, 2012, include the cash surrender value of insurance policies of $57.4 million, equity method investments of $31.9 million and cost method investments of $0.9 million.

Amortization expense was $17.9 million and $29.5 million for the nine months ended February 28, 2013 and February 29, 2012, respectively.  Estimated amortization expense, excluding any future acquisitions, for each of the next five full fiscal years is $23.5 million, $21.6 million, $18.7 million, $13.6 million and $8.5 million, respectively.

Investments recorded using the cost method are evaluated for impairment on an annual basis or when indicators of impairment are identified.  For the three and nine months ended February 28, 2013 and February 29, 2012, no losses due to impairment were recorded.

5.             Debt, Derivatives and Hedging Activities

Cintas’ commercial paper program has a capacity of $300.0 million that is fully supported by a backup revolving credit facility through a credit agreement with its banking group.  This revolving credit facility has an accordion feature that allows for a maximum borrowing capacity of $450.0 million and has a maturity date of October 6, 2016.  No commercial paper or borrowings on our revolving credit facility were outstanding as of February 28, 2013 or May 31, 2012.

On June 1, 2012, Cintas repaid at maturity $225.0 million aggregate principal amount of its 6.00% senior notes due 2012. On June 5, 2012, Cintas issued $250.0 million aggregate principal amount of senior notes due June 1, 2022. These senior notes bear interest at a rate of 3.25% paid semi-annually beginning December 1, 2012.

Cintas used interest rate lock agreements to hedge against movements in the treasury rates at the time Cintas issued its senior notes in fiscal 2007, fiscal 2008, fiscal 2011 and fiscal 2013.  The amortization of the cash flow hedges resulted in an increase to other comprehensive income of $0.5 million and $0.4 million for the three months ended February 28, 2013 and February 29, 2012, respectively, and $1.5 million and $1.1 million for the nine months ended February 28, 2013 and February 29, 2012, respectively.

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

6.             Income Taxes

In the normal course of business, Cintas provides for uncertain tax positions and the related interest, and adjusts its unrecognized tax benefits and accrued interest accordingly.  During the three months ended February 28, 2013, unrecognized tax benefits increased by approximately $2.2 million and accrued interest increased by approximately $0.1 million.  During the nine months ended February 28, 2013, unrecognized tax benefits decreased by approximately $29.9 million and accrued interest decreased by approximately $1.0 million. The decrease in unrecognized tax benefits for the nine months ended February 28, 2013, was due to a change in the IRS capitalization regulations adopted by Cintas in the second quarter of fiscal 2013 and resulted in a reclassification between long-term accrued liabilities and deferred tax liability.

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

Cintas is a defendant in a purported class action lawsuit, Mirna E. Serrano, et al. v. Cintas Corporation (Serrano), filed on May 10, 2004, and pending in the United States District Court, Eastern District of Michigan, Southern Division.  The Serrano plaintiffs alleged that Cintas discriminated against women in hiring into various service sales representative positions across all divisions of Cintas.  On November 15, 2005, the Equal Employment Opportunity Commission (EEOC) intervened in the Serrano lawsuit.  The Serrano plaintiffs seek injunctive relief, compensatory damages, punitive damages, attorneys’ fees and other remedies.  On October 27, 2008, the United States District Court in the Eastern District of Michigan granted summary judgment in favor of Cintas limiting the scope of the putative class in the Serrano lawsuit to female applicants for service sales representative positions at Cintas locations within the state of Michigan.  Consequently, all claims brought by female applicants for service sales representative positions outside of the state of Michigan were dismissed.  Similarly, any claims brought by the EEOC on behalf of similarly situated female applicants outside of the state of Michigan have also been dismissed from the Serrano lawsuit. In September 2010, the Court in Serrano dismissed all private individual claims and all claims of the EEOC and the 13 individuals it claimed to represent. The EEOC appealed the District Court's summary judgment decisions and various other rulings to the United States Court of Appeals for the Sixth Circuit. On November 9, 2012, the Sixth Circuit Court of Appeals reversed the District Court's opinion and remanded the claims back to the District Court.

Cintas is a defendant in another purported class action lawsuit, Blanca Nelly Avalos, et al. v. Cintas Corporation (Avalos), which was filed in the United States District Court, Eastern District of Michigan, Southern Division.  The Avalos plaintiffs alleged that Cintas discriminated against women, African-Americans and Hispanics in hiring into various service sales representative positions in Cintas’ Rental division only throughout the United States.  The Avalos plaintiffs sought injunctive relief, compensatory damages, punitive damages, attorneys’ fees and other remedies.  The claims in Avalos originally were brought in the lawsuit captioned Robert Ramirez, et al. v. Cintas Corporation (Ramirez), filed on January 20, 2004, in the United States District Court, Northern District of California, San Francisco Division.  On May 11, 2006, the Ramirez and Avalos African-American, Hispanic and female failure to hire into service sales representative positions claims and the EEOC’s intervention were consolidated for pretrial purposes with the Serrano case and transferred to the United States District Court for the Eastern District of Michigan, Southern Division.  The consolidated case was known as Mirna E. Serrano/Blanca Nelly Avalos, et al. v. Cintas Corporation (Serrano/Avalos).  On March 31, 2009, the United States District Court, Eastern District of Michigan, Southern Division entered an order denying class certification to all plaintiffs in the Serrano/Avalos lawsuits.   Following denial of class certification, the Court permitted the individual Avalos and Serrano plaintiffs to proceed separately.  In the Avalos case, the Court dismissed the remaining claims of the individual plaintiffs who remained in that case after the denial of class certification.  On May 11, 2010, Plaintiff Tanesha Davis, on behalf of all similarly situated plaintiffs in the Avalos case, filed a notice of appeal of the District Court’s summary judgment order in the United States Court of Appeals for the Sixth Circuit.  The Sixth Circuit Court of Appeals has made no determination regarding the merits of Davis’ appeal.

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

8.      Segment Information

Cintas classifies its businesses into four operating segments based on the types of products and services provided.  The Rental Uniforms and Ancillary Products operating segment consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items.  In addition to these rental items, restroom cleaning services and supplies and carpet and tile cleaning services are also provided within this operating segment.  The Uniform Direct Sales operating segment consists of the direct sale of uniforms and related items.  The First Aid, Safety and Fire Protection Services operating segment consists of first aid, safety and fire protection products and services.  The Document Management Services operating segment consists of document destruction, document imaging and document retention services.

Cintas evaluates the performance of each operating segment based on several factors of which the primary financial measures are operating segment revenue and income before income taxes.  The accounting policies of the operating segments are the same as those described in Note 1 entitled Basis of Presentation.  Information related to the operations of Cintas’ operating segments is set forth below:

(In thousands)	Rental Uniforms & Ancillary Products	Uniform Direct Sales	First Aid, Safety & Fire Protection	Document Management	Corporate	Total
For the three months ended February 28, 2013
Revenue	$748,887	$126,129	$112,878	$87,780	$—	$1,075,674
Income (loss) before income taxes	$102,547	$16,050	$10,530	$3,896	$(16,170)	$116,853

For the three months ended February 29, 2012
Revenue	$721,012	$109,114	$101,378	$80,608	$—	$1,012,112
Income (loss) before income taxes	$112,471	$14,481	$7,724	$2,860	$(16,846)	$120,690

As of and for the nine months ended February 28, 2013
Revenue	$2,259,569	$336,611	$335,232	$255,973	$—	$3,187,385
Income (loss) before income taxes	$335,505	$35,195	$29,205	$11,435	$(48,836)	$362,504
Total assets	$2,809,886	$167,835	$392,820	$605,072	$245,686	$4,221,299

As of and for the nine months ended February 29, 2012
Revenue	$2,163,224	$322,762	$306,808	$255,624	$—	$3,048,418
Income (loss) before income taxes	$316,366	$36,130	$25,069	$21,230	$(51,140)	$347,655
Total assets	$2,813,701	$153,181	$369,288	$564,383	$352,614	$4,253,167

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

Condensed consolidating financial statements for Cintas, Corp. 2, the subsidiary guarantors and non-guarantors are presented on the following pages:

Condensed Consolidating Income Statement
Three Months Ended February 28, 2013
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Rental uniforms and ancillary products	$—	$565,731	$151,595	$55,906	$(24,345)	$748,887
Other services	—	394,957	9,679	31,950	(109,799)	326,787
Equity in net income of affiliates	74,705	—	—	—	(74,705)	—
	74,705	960,688	161,274	87,856	(208,849)	1,075,674
Costs and expenses (income):
Cost of rental uniforms and ancillary products	—	367,447	85,481	39,108	(57,227)	434,809
Cost of other services	—	247,942	2,733	19,605	(71,356)	198,924
Selling and administrative expenses	—	295,643	(4,592)	24,972	(7,105)	308,918
Operating income	74,705	49,656	77,652	4,171	(73,161)	133,023

Interest income	—	(2)	(86)	(44)	—	(132)
Interest expense (income)	—	16,480	(175)	(3)	—	16,302

Income before income taxes	74,705	33,178	77,913	4,218	(73,161)	116,853
Income taxes	—	9,981	23,901	8,272	(6)	42,148

Net income (loss)	$74,705	$23,197	$54,012	$(4,054)	$(73,155)	$74,705

Condensed Consolidating Income Statement
Three Months Ended February 29, 2012
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Rental uniforms and ancillary products	$—	$550,167	$141,867	$52,652	$(23,674)	$721,012
Other services	—	361,849	8,504	27,785	(107,038)	291,100
Equity in net income of affiliates	76,035	—	—	—	(76,035)	—
	76,035	912,016	150,371	80,437	(206,747)	1,012,112
Costs and expenses (income):
Cost of rental uniforms and ancillary products	—	350,615	80,270	35,984	(56,911)	409,958
Cost of other services	—	240,568	(5,902)	17,532	(75,947)	176,251
Selling and administrative expenses	—	286,257	(17,100)	22,926	(3,716)	288,367
Operating income	76,035	34,576	93,103	3,995	(70,173)	137,536

Interest income	—	(54)	(280)	(202)	163	(373)
Interest expense (income)	—	17,559	(333)	(7)	—	17,219

Income before income taxes	76,035	17,071	93,716	4,204	(70,336)	120,690
Income taxes	—	7,114	36,109	1,438	(6)	44,655

Net income	$76,035	$9,957	$57,607	$2,766	$(70,330)	$76,035

Condensed Consolidating Income Statement
Nine Months Ended February 28, 2013
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Rental uniforms and ancillary products	$—	$1,717,290	$457,183	$165,060	$(79,964)	$2,259,569
Other services	—	1,151,628	31,188	90,292	(345,292)	927,816
Equity in net income of affiliates	229,465	—	—	—	(229,465)	—
	229,465	2,868,918	488,371	255,352	(654,721)	3,187,385
Costs and expenses (income):
Cost of rental uniforms and ancillary products	—	1,099,289	269,837	114,651	(181,918)	1,301,859
Cost of other services	—	740,797	(6,633)	55,877	(224,367)	565,674
Selling and administrative expenses	—	866,546	(15,754)	72,978	(15,258)	908,512
Operating income	229,465	162,286	240,921	11,846	(233,178)	411,340

Interest income	—	(33)	(247)	(78)	—	(358)
Interest expense (income)	—	49,323	(126)	(3)	—	49,194

Income before income taxes	229,465	112,996	241,294	11,927	(233,178)	362,504
Income taxes	—	39,236	83,784	10,042	(23)	133,039

Net income	$229,465	$73,760	$157,510	$1,885	$(233,155)	$229,465

Condensed Consolidating Income Statement
Nine Months Ended February 29, 2012
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Rental uniforms and ancillary products	$—	$1,662,058	$425,455	$156,511	$(80,800)	$2,163,224
Other services	—	1,087,507	40,176	86,425	(328,914)	885,194
Equity in net income of affiliates	219,023	—	—	—	(219,023)	—
	219,023	2,749,565	465,631	242,936	(628,737)	3,048,418
Costs and expenses (income):
Cost of rental uniforms and ancillary products	—	1,053,496	248,561	107,163	(185,609)	1,223,611
Cost of other services	—	698,073	(4,168)	53,662	(217,500)	530,067
Selling and administrative expenses	—	828,080	6,297	71,391	(9,823)	895,945
Operating income	219,023	169,916	214,941	10,720	(215,805)	398,795

Interest income	—	(211)	(518)	(575)	163	(1,141)
Interest expense (income)	—	53,148	(1,214)	347	—	52,281

Income before income taxes	219,023	116,979	216,673	10,948	(215,968)	347,655
Income taxes	—	44,011	81,518	3,121	(18)	128,632

Net income	$219,023	$72,968	$135,155	$7,827	$(215,950)	$219,023

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended February 28, 2013
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income (loss)	$74,705	$23,197	$54,012	$(4,054)	$(73,155)	$74,705

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	(7)	—	(8,166)	—	(8,173)
Change in fair value of derivatives	—	(36)	—	—	—	(36)
Amortization of interest rate lock agreements	—	488	—	—	—	488
Change in fair value of available-for- sale securities	—	—	4	(3)	—	1

Other comprehensive income (loss)	—	445	4	(8,169)	—	(7,720)

Comprehensive income (loss)	$74,705	$23,642	$54,016	$(12,223)	$(73,155)	$66,985

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended February 29, 2012
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$76,035	$9,957	$57,607	$2,766	$(70,330)	$76,035

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	20	—	11,183	—	11,203
Change in fair value of derivatives	—	(27)	—	331	—	304
Amortization of interest rate lock agreements	—	377	—	—	—	377
Change in fair value of available-for- sale securities	—	—	—	(29)	—	(29)

Other comprehensive income	—	370	—	11,485	—	11,855

Comprehensive income	$76,035	$10,327	$57,607	$14,251	$(70,330)	$87,890

Condensed Consolidating Statement of Comprehensive Income
Nine Months Ended February 28, 2013
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$229,465	$73,760	$157,510	$1,885	$(233,155)	$229,465

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	—	519	—	519
Change in fair value of derivatives	—	(187)	—	—	—	(187)
Amortization of interest rate lock agreements	—	1,464	—	—	—	1,464
Change in fair value of available-for- sale securities	—	—	(3)	(8)	—	(11)

Other comprehensive income (loss)	—	1,277	(3)	511	—	1,785

Comprehensive income	$229,465	$75,037	$157,507	$2,396	$(233,155)	$231,250

Condensed Consolidating Statement of Comprehensive Income
Nine Months Ended February 29, 2012
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$219,023	$72,968	$135,155	$7,827	$(215,950)	$219,023

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	(15)	—	(9,328)	—	(9,343)
Change in fair value of derivatives	—	180	—	305	—	485
Amortization of interest rate lock agreements	—	1,131	—	—	—	1,131
Change in fair value of available-for- sale securities	—	—	—	(4)	—	(4)

Other comprehensive income (loss)	—	1,296	—	(9,027)	—	(7,731)

Comprehensive income (loss)	$219,023	$74,264	$135,155	$(1,200)	$(215,950)	$211,292

Condensed Consolidating Balance Sheet
As of February 28, 2013
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$46,596	$139,548	$31,326	$—	$217,470
Marketable securities	—	—	5,811	22,405	—	28,216
Accounts receivable, net	—	344,563	107,460	43,101	—	495,124
Inventories, net	—	207,720	24,814	11,123	3,300	246,957
Uniforms and other rental items in service	—	351,693	110,310	37,568	(17,995)	481,576
Income taxes, current	—	(10,466)	17,757	8,040	—	15,331
Prepaid expenses and other	—	7,334	14,539	2,905	—	24,778
Total current assets	—	947,440	420,239	156,468	(14,695)	1,509,452

Property and equipment, at cost, net	—	623,384	260,463	92,997	—	976,844

Goodwill	—	—	1,451,520	68,467	—	1,519,987
Service contracts, net	—	89,175	197	4,201	—	93,573
Other assets, net	1,626,551	1,628,389	2,665,764	764,474	(6,563,735)	121,443
	$1,626,551	$3,288,388	$4,798,183	$1,086,607	$(6,578,430)	$4,221,299

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$(465,247)	$(569,422)	$1,082,127	$23,587	$38,019	$109,064
Accrued compensation and related liabilities	—	64,253	20,212	6,068	—	90,533
Accrued liabilities	—	45,861	180,466	12,135	—	238,462
Deferred tax (asset) liability	—	(538)	58,997	3,560	—	62,019
Long-term debt due within one year	—	923	(249)	—	—	674
Total current liabilities	(465,247)	(458,923)	1,341,553	45,350	38,019	500,752

Long-term liabilities:
Long-term debt due after one year	—	1,318,061	(10,253)	848	—	1,308,656
Deferred income taxes	—	(6)	203,389	6,072	—	209,455
Accrued liabilities	—	—	71,334	856	—	72,190
Total long-term liabilities	—	1,318,055	264,470	7,776	—	1,590,301
Total shareholders’ equity	2,091,798	2,429,256	3,192,160	1,033,481	(6,616,449)	2,130,246
	$1,626,551	$3,288,388	$4,798,183	$1,086,607	$(6,578,430)	$4,221,299

Condensed Consolidating Balance Sheet
As of May 31, 2012
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$58,737	$229,287	$51,801	$—	$339,825
Accounts receivable, net	—	327,442	81,243	42,176	—	450,861
Inventories, net	—	210,283	20,258	10,781	9,883	251,205
Uniforms and other rental items in service	—	337,298	101,435	35,051	(20,999)	452,785
Income taxes, current	—	5,296	3,642	13,250	—	22,188
Prepaid expenses and other	—	7,905	12,770	4,029	—	24,704
Total current assets	—	946,961	448,635	157,088	(11,116)	1,541,568

Property and equipment, at cost, net	—	600,565	259,744	83,996	—	944,305

Goodwill	—	—	1,419,535	65,840	—	1,485,375
Service contracts, net	—	71,337	326	5,159	—	76,822
Other assets, net	1,637,225	1,628,516	2,467,198	759,439	(6,379,542)	112,836
	$1,637,225	$3,247,379	$4,595,438	$1,071,522	$(6,390,658)	$4,160,906

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$(465,247)	$(475,624)	$978,932	$18,760	$38,019	$94,840
Accrued compensation and related liabilities	—	63,797	21,619	5,798	—	91,214
Accrued liabilities	—	67,651	176,220	13,557	(786)	256,642
Deferred tax (asset) liability	—	(538)	(87)	3,184	—	2,559
Long-term debt due within one year	—	225,866	(230)	—	—	225,636
Total current liabilities	(465,247)	(118,848)	1,176,454	41,299	37,233	670,891

Long-term liabilities:
Long-term debt due after one year	—	1,068,820	(11,288)	848	786	1,059,166
Deferred income taxes	—	(6)	199,404	5,183	—	204,581
Accrued liabilities	—	—	86,406	727	—	87,133
Total long-term liabilities	—	1,068,814	274,522	6,758	786	1,350,880
Total shareholders’ equity	2,102,472	2,297,413	3,144,462	1,023,465	(6,428,677)	2,139,135
	$1,637,225	$3,247,379	$4,595,438	$1,071,522	$(6,390,658)	$4,160,906

Condensed Consolidating Statement of Cash Flows
Nine Months Ended February 28, 2013
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Cash flows from operating activities:
Net income	$229,465	$73,760	$157,510	$1,885	$(233,155)	$229,465
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	—	73,048	40,025	10,169	—	123,242
Amortization of intangible assets	—	15,681	158	2,045	—	17,884
Stock-based compensation	16,660	—	—	—	—	16,660
Deferred income taxes	—	(1)	63,063	737	—	63,799
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	—	(14,247)	(26,217)	(938)	—	(41,402)
Inventories, net	—	2,563	(4,556)	(153)	6,583	4,437
Uniforms and other rental items in service	—	(14,395)	(8,876)	(2,528)	(3,004)	(28,803)
Prepaid expenses and other	—	623	(1,769)	1,155	—	9
Accounts payable	—	(61,702)	70,654	4,523	—	13,475
Accrued compensation and related liabilities	—	456	(1,407)	271	—	(680)
Accrued liabilities	—	(25,003)	(10,825)	(640)	786	(35,682)
Income taxes payable	—	15,762	(14,114)	4,291	—	5,939
Net cash provided by operating activities	246,125	66,545	263,646	20,817	(228,790)	368,343

Cash flows from investing activities:
Capital expenditures	—	(92,342)	(40,817)	(18,640)	—	(151,799)
Proceeds from redemption of marketable securities	—	—	10,810	86,841	—	97,651
Purchase of marketable securities and investments	—	(865)	(32,340)	(109,870)	7,677	(135,398)
Acquisitions of businesses, net of cash acquired	—	(62,693)	—	(1,932)	—	(64,625)
Other	10,653	57,394	(298,624)	8,016	221,899	(662)
Net cash provided by (used in) investing activities	10,653	(98,506)	(360,971)	(35,585)	229,576	(254,833)

Cash flows from financing activities:
Proceeds from issuance of debt	—	250,000	—	—	—	250,000
Repayment of debt	—	(225,702)	1,016	—	(786)	(225,472)
Exercise of stock-based compensation awards	7,156	—	—	—	—	7,156
Dividends paid	(79,723)	—	—	(21)	—	(79,744)
Repurchase of common stock	(187,076)	—	—	—	—	(187,076)
Other	2,865	(4,477)	—	227	—	(1,385)
Net cash (used in) provided by financing activities	(256,778)	19,821	1,016	206	(786)	(236,521)

Effect of exchange rate changes on cash and cash equivalents	—	(1)	6,570	(5,913)	—	656

Net decrease in cash and cash equivalents	—	(12,141)	(89,739)	(20,475)	—	(122,355)
Cash and cash equivalents at beginning of period	—	58,737	229,287	51,801	—	339,825
Cash and cash equivalents at end of period	$—	$46,596	$139,548	$31,326	$—	$217,470

Condensed Consolidating Statement of Cash Flows
Nine Months Ended February 29, 2012
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Cash flows from operating activities:
Net income	$219,023	$72,968	$135,155	$7,827	$(215,950)	$219,023
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	—	70,252	35,841	9,473	—	115,566
Amortization of intangible assets	—	25,474	308	3,738	—	29,520
Stock-based compensation	15,023	—	—	—	—	15,023
Deferred income taxes	—	—	(710)	(285)	—	(995)
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	—	(6,542)	(3,844)	(1,374)	—	(11,760)
Inventories, net	—	(29,357)	4,975	399	(2,975)	(26,958)
Uniforms and other rental items in service	—	(25,877)	(13,403)	(1,057)	(98)	(40,435)
Prepaid expenses and other	—	(1,698)	(5,316)	1,037	—	(5,977)
Accounts payable	—	(61,326)	45,955	21,743	—	6,372
Accrued compensation and related liabilities	—	3,185	(698)	764	—	3,251
Accrued liabilities	—	(11,899)	29,797	(9,375)	804	9,327
Income taxes payable	—	9,603	(16,827)	2,981	—	(4,243)
Net cash provided by operating activities	234,046	44,783	211,233	35,871	(218,219)	307,714

Cash flows from investing activities:
Capital expenditures	—	(80,939)	(24,837)	(11,940)	—	(117,716)
Proceeds from redemption of marketable securities	—	—	—	519,955	—	519,955
Purchase of marketable securities and investments	—	(2,552)	(35,293)	(568,963)	30,404	(576,404)
Acquisitions of businesses, net of cash acquired	—	(15,632)	(65)	(5,185)	—	(20,882)
Other	98,271	49,778	(334,530)	(285)	188,619	1,853
Net cash provided by (used in) investing activities	98,271	(49,345)	(394,725)	(66,418)	219,023	(193,194)

Cash flows from financing activities:
Repayment of debt	—	(736)	324	—	(804)	(1,216)
Exercise of stock-based compensation awards	356	—	—	—	—	356
Dividends paid	(70,800)	—	—	(20)	—	(70,820)
Repurchase of common stock	(262,682)	—	—	—	—	(262,682)
Other	809	1,131	—	(550)	—	1,390
Net cash (used in) provided by financing activities	(332,317)	395	324	(570)	(804)	(332,972)

Effect of exchange rate changes on cash and cash equivalents	—	(73)	(2)	(1,596)	—	(1,671)

Net decrease in cash and cash equivalents	—	(4,240)	(183,170)	(32,713)	—	(220,123)
Cash and cash equivalents at beginning of period	—	54,957	313,283	69,866	—	438,106
Cash and cash equivalents at end of period	$—	$50,717	$130,113	$37,153	$—	$217,983

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

We are North America’s leading provider of corporate identity uniforms through rental and sales programs, as well as a significant provider of related business services, including entrance mats, restroom cleaning services and supplies, carpet and tile cleaning services, first aid, safety and fire protection products and services, and document management services.

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

RESULTS OF OPERATIONS

Cintas classifies its businesses into four operating segments based on the types of products and services provided.  The Rental Uniforms and Ancillary Products operating segment consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items.  In addition to these rental items, restroom cleaning services and supplies and carpet and tile cleaning services are also provided within this operating segment.  The Uniform Direct Sales operating segment consists of the direct sale of uniforms and related items.  The First Aid, Safety and Fire Protection Services operating segment consists of first aid, safety and fire protection products and services.  The Document Management Services operating segment consists of document destruction, document imaging and document retention services.  Revenue and income before income taxes for each of these operating segments for the three and nine months ended February 28, 2013 and February 29, 2012, are presented in Note 8 entitled Segment Information of “Notes to Consolidated Condensed Financial Statements.”

Consolidated Results

Three Months Ended February 28, 2013 Compared to Three Months Ended February 29, 2012

Total revenue increased 6.3% for the three months ended February 28, 2013, over the same period in the prior fiscal year from $1,012.1 million to $1,075.7 million. Revenue was negatively impacted by 1.6% due to one fewer workday in the three months ended February 28, 2013, compared to the three months ended February 29, 2012. Revenue increased organically (adjusts for the impact of acquisitions and the impact of fewer workdays in the current period) by 6.9%. The remaining 1.0% increase represents growth derived through acquisitions in our First Aid, Safety and Fire Protection Services operating segment and our Document Management Services operating segment.

Rental Uniforms and Ancillary Products operating segment revenue increased 3.9% for the three months ended February 28, 2013, over the same period in the prior fiscal year from $721.0 million to $748.9 million.  The increase resulted from an organic growth increase in revenue of 5.5% primarily due to improvements in sales representative productivity and an increase in the number of sales representatives. Generally, sales productivity improvements are the result of increased tenure and improved training, which result in a higher number of products and services sold. Revenue was negatively impacted by 1.6% due to one fewer workday in the three months ended February 28, 2013, compared to the three months ended February 29, 2012.

Other Services revenue, consisting of revenue from the reportable operating segments of Uniform Direct Sales, First Aid, Safety and Fire Protection Services and Document Management Services, increased 12.3% for the three months ended February 28, 2013, over the same period in the prior fiscal year from $291.1 million to $326.8 million. Other Services revenue increased organically by 10.5%.  The positive organic growth for Other Services revenue was related to organic growth in each of the operating segments. Acquisitions in our First Aid, Safety and Fire Protection Services operating segment and our Document Management Services operating segment resulted in growth of 3.5% in the quarter.  Revenue was negatively impacted by 1.7% due to one fewer workday in the three months ended February 28, 2013, compared to the three months ended February 29, 2012.

Cost of rental uniforms and ancillary products consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other ancillary items.  Cost of rental uniforms and ancillary products increased $24.9 million, or 6.1%, for the three months ended February 28, 2013, compared to the three months ended February 29, 2012.  This increase was due to higher Rental Uniforms and Ancillary Products operating segment sales volume, an increase in material cost due to an increase in customer accounts which require the injection of inventory into in service inventory and higher service costs associated with expanded route capacity.

Cost of other services consists primarily of cost of goods sold (predominantly uniforms and first aid, safety and fire protection products), delivery expenses and distribution expenses in the Uniform Direct Sales operating segment, the First Aid, Safety and Fire Protection Services operating segment and the Document Management Services operating segment.  Cost of other services increased $22.7 million, or 12.9%, for the three months ended February 28, 2013, compared to the three months ended February 29, 2012.  This increase was primarily due to increased Uniform Direct Sales operating segment volume. In addition, increases in sales volume for both the First Aid, Safety and Fire Protection Services operating segment and the Document Management Services operating segment also contributed to the quarter increase.

Selling and administrative expenses increased $20.6 million, or 7.1%, for the three months ended February 28, 2013, compared to the three months ended February 29, 2012, primarily as a result of increases in employee-partner medical claims and auto and other self insurance claims during the quarter.

Net interest expense (interest expense less interest income) was $16.2 million for the three months ended February 28, 2013, compared to $16.8 million for the three months ended February 29, 2012.  The decrease in interest expense is due to the maturity of the $225.0 million aggregate principal amount of 6.0% senior notes on June 1, 2012, offset by the issuance of $250.0 million aggregate principal amount of 3.25% senior notes due 2022 in the first quarter of fiscal 2013.

Cintas’ effective tax rate was 36.1% for the three months ended February 28, 2013, compared to 37.0% for the three months ended February 29, 2012.  The effective tax rate can fluctuate from quarter to quarter based on specific discrete items.

Net income decreased $1.3 million, or 1.7%, for the three months ended February 28, 2013, from the same period in the prior fiscal year.  This decrease was the result of a number of factors. First, there was one fewer workday in the three months ended February 28, 2013 when compared to the same period in the prior fiscal year. Several large expenses, including rental material cost, depreciation and amortization, are determined on a monthly basis instead of a workday basis, and one fewer workday results in one less day of revenue to cover these expenses. As noted above, the other factors contributing to the lower net income were increased cost of rental uniforms and ancillary products and increased selling and administrative expenses.   Diluted earnings per share were $0.60 for the three months ended February 28, 2013, which was an increase of 3.4% compared to the same period in the prior fiscal year.  Diluted earnings per share increased despite the decrease in net income due to a decrease in weighted average common stock outstanding as a result of purchasing 7.7 million shares of common stock under the October 18, 2011 share buyback program during the fourth quarter of fiscal 2012 and the first three quarters of fiscal 2013.

Rental Uniforms and Ancillary Products Operating Segment

Three Months Ended February 28, 2013 Compared to Three Months Ended February 29, 2012

As discussed above, Rental Uniforms and Ancillary Products operating segment revenue increased from $721.0 million to $748.9 million, or 3.9%, and the cost of rental uniforms and ancillary products increased $24.9 million, or 6.1%, for the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012. The operating segment’s gross margin was $314.1 million, or 41.9% of revenue, for the third quarter of fiscal 2013.  This gross margin as a percent of revenue of 41.9% was 120 basis points lower than the prior fiscal year’s third quarter of 43.1%, primarily due to the impact of one fewer workday in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012, an increase in material cost due to an increase in customer accounts which require the injection of inventory into in service inventory and higher service costs associated with expanded route capacity.

Selling and administrative expenses as a percent of revenue, at 28.2%, increased 70 basis points, or $12.9 million, compared to the third quarter of the prior fiscal year due to higher employee-partner medical expenses and higher auto and other self insurance claims.

Income before income taxes decreased $9.9 million to $102.5 million for the Rental Uniforms and Ancillary Products operating segment for the third quarter of fiscal 2013 compared to the same quarter last fiscal year.  Income before income taxes was 13.7% of the operating segment’s revenue, which is a 190 basis point decrease compared to the third quarter of the prior fiscal year.  This decrease is due to the decrease in gross margin and the increase in selling and administrative expenses as discussed above.

Uniform Direct Sales Operating Segment

Three Months Ended February 28, 2013 Compared to Three Months Ended February 29, 2012

Uniform Direct Sales operating segment revenue increased from $109.1 million to $126.1 million, or 15.6%, for the three months ended February 28, 2013, over the same quarter in the prior fiscal year due to several large customer roll-outs.

Cost of uniform direct sales increased $13.4 million, or 17.7%, for the three months ended February 28, 2013, over the same quarter in the prior fiscal year.  The gross margin as a percent of revenue was 29.2% for the three months ended February 28, 2013, which is a 130 basis point decrease compared to the gross margin percent of revenue of 30.5% in the same quarter of the prior fiscal year.  The increase in cost of uniform direct sales and the gross margin percent to revenue decrease are due to a less profitable mix of products being sold as well as costs incurred in connection with the large customer roll-outs noted above.

Selling and administrative expenses increased $2.0 million compared to the third quarter of the prior fiscal year, primarily due to an increase in labor and other employee-partner related expenses.  Selling and administrative expenses as a percent of revenue, at 16.5%, decreased 70 basis points compared to the three months ended February 28, 2013. This decrease in percent of revenue is mainly due to higher revenue for the third quarter of fiscal 2013 compared to the same quarter in the prior fiscal year.

Income before income taxes increased $1.6 million for the Uniform Direct Sales operating segment for the third quarter of fiscal 2013 compared to the same quarter last fiscal year.  Income before income taxes was 12.7% of the operating segment’s revenue, which is a 60 basis point decrease compared to the same quarter last fiscal year.  This decrease in income before income taxes is primarily due to the decline in gross margin as discussed above.

First Aid, Safety and Fire Protection Services Operating Segment

Three Months Ended February 28, 2013 Compared to Three Months Ended February 29, 2012

First Aid, Safety and Fire Protection Services operating segment revenue increased from $101.4 million to $112.9 million, or 11.3%, for the three months ended February 28, 2013.  Revenue increased organically by 6.9% due to improvements in sales representative productivity. Acquisitions resulted in growth of 6.2%. Revenue was negatively impacted by 1.8% due to one fewer workday in the three months ended February 28, 2013, compared to the three months ended February 29, 2012.

Cost of first aid, safety and fire protection services increased $5.6 million, or 9.7%, for the three months ended February 28, 2013, over the three months ended February 29, 2012, due to increased First Aid, Safety and Fire Protection Services operating segment volume.  Gross margin for the First Aid, Safety and Fire Protection Services operating segment is defined as revenue less cost of goods, warehouse expenses, service expenses and training expenses.  The gross margin as a percent of revenue was 44.0% for the quarter ended February 28, 2013, which is an 80 basis point increase compared to the gross margin as a percent of revenue of 43.2% in the same quarter of the prior fiscal year. This increase is due to higher revenue per customer stop and improved capacity utilization from the higher revenue level.

Selling and administrative expenses increased $3.1 million compared to the third quarter of the prior fiscal year, primarily due to an increase in labor and other employee-partner related expenses.  Selling and administrative expenses as a percent of revenue, at 34.7%, decreased 80 basis points compared to the third quarter of the prior fiscal year due to revenue growing at a faster rate than selling and administrative expenses.

Income before income taxes for the First Aid, Safety and Fire Protection Services operating segment increased $2.8 million to $10.5 million for the three months ended February 28, 2013, compared to the same quarter in the prior fiscal year, primarily due to the increase in First Aid, Safety and Fire Protection Services operating segment revenue.  Income before income taxes, at 9.3% of the operating segment’s revenue is a 170 basis point increase compared to the same quarter last fiscal year.  This increase in income before income taxes is primarily due to the increase in gross margin as discussed above.

Document Management Services Operating Segment

Three Months Ended February 28, 2013 Compared to Three Months Ended February 29, 2012

Document Management Services operating segment revenue increased from $80.6 million to $87.8 million, or 8.9%, for the quarter ended February 28, 2013, over the same quarter in the prior fiscal year. Revenue was negatively impacted by 1.7% due to one fewer workday in the three months ended February 28, 2013, compared to the three months ended February 29, 2012. Document Management Services operating segment revenue increased organically by 5.8% due to sales productivity improvements and an increase in recycled paper revenue based on increased sales volume. The remaining 4.8% increase represents growth due to acquisitions. This operating segment derives a portion of its revenue from the sale of shredded paper to paper recyclers. Paper prices for the quarter ended February 28, 2013, were consistent with paper prices in the same quarter in the prior fiscal year.

Cost of document management services increased $3.7 million, or 8.5%, for the three months ended February 28, 2013, over the same quarter in the prior fiscal year due to increased Document Management Services operating segment volume. Gross margin for the Document Management Services operating segment is defined as revenue less production and service costs.  The gross margin as a percent of revenue was 47.1% for the three months ended February 28, 2013, which was consistent with last year's third quarter gross margin as a percent of revenue of 47.0%.

Selling and administrative expenses increased $2.5 million compared to the third quarter of the prior fiscal year, primarily due to an increase in labor and other employee-partner related expenses.  Selling and administrative expenses as a percent of revenue, at 42.7%, decreased 70 basis points compared to the three months ended February 28, 2013. This decrease in percent of revenue is mainly due to revenue growing at a faster rate than selling and administrative expenses.

Income before income taxes for the Document Management Services operating segment increased $1.0 million to $3.9 million for the three months ended February 28, 2013, compared to the same period in the prior fiscal year.  Income before income taxes as a percentage of the operating segment’s revenue increased from 3.5% in last year’s third quarter to 4.4% for the quarter ended February 28, 2013, primarily as a result of the revenue growth.

Consolidated Results

Nine Months Ended February 28, 2013 Compared to Nine Months Ended February 29, 2012

Total revenue increased 4.6% for the nine months ended February 28, 2013, over the same period in the prior fiscal year from $3.0 billion to $3.2 billion. Revenue was negatively impacted by 0.5% due to one fewer workday in the nine months ended February 28, 2013, compared to the nine months ended February 29, 2012. Revenue increased organically by 4.5%.  The remaining 0.6% increase represents growth derived through acquisitions in our First Aid, Safety and Fire Protection Services operating segment and our Document Management Services operating segment.

Rental Uniforms and Ancillary Products operating segment revenue increased 4.5% for the nine months ended February 28, 2013 , over the same period in the prior fiscal year from $2.2 billion to $2.3 billion. The increase primarily resulted from an organic growth increase in revenue of 4.9% primarily due to improvements in sales representative productivity. Generally, sales productivity improvements are the result of increased tenure and improved training, which result in a higher number of products and services sold. Revenue increased 0.1% due to acquisitions. Revenue was negatively impacted by 0.5% due to one fewer workday in the nine months ended February 28, 2013, compared to the nine months ended February 29, 2012.

Other Services revenue, consisting of revenue from the reportable operating segments of Uniform Direct Sales, First Aid, Safety and Fire Protection Services and Document Management Services, increased 4.8% for the nine months ended February 28, 2013, over the same period in the prior fiscal year from $885.2 million to $927.8 million. Other
Services revenue increased organically by 3.4%. Revenue increased 2.0% as a result of growth derived through acquisitions in our First Aid, Safety and Fire Protection Services operating segment and our Document Management Services operating segment. Revenue was negatively impacted by 0.6% due to one fewer workday in the nine months ended February 28, 2013, compared to the nine months ended February 29, 2012.

Cost of rental uniforms and ancillary products consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other ancillary items. Cost of rental uniforms and ancillary products increased $78.2 million, or 6.4%, for the nine months ended February 28, 2013, compared to the nine months ended February 29, 2012. This increase was due to higher Rental Uniforms and Ancillary Products operating segment sales volume.

Cost of other services consists primarily of cost of goods sold (predominantly uniforms and first aid, safety and fire protection products), delivery expenses and distribution expenses in the Uniform Direct Sales operating segment, the First Aid, Safety and Fire Protection Services operating segment and the Document Management Services operating segment.  Cost of other services increased $35.6 million, or 6.7%, for the nine months ended February 28, 2013, compared to the nine months ended February 29, 2012.  This increase was primarily due to increased Uniform Direct Sales and First Aid, Safety and Fire Protection Services operating segment sales volumes.

Selling and administrative expenses increased $12.6 million, or 1.4%, for the nine months ended February 28, 2013, compared to the nine months ended February 29, 2012, due to an increase in labor and other employee-partner related expenses.

Net interest expense (interest expense less interest income) was $48.8 million for the nine months ended February 28, 2013, compared to $51.1 million for the nine months ended February 29, 2012. The decrease in interest cost is due to the maturity of the $225.0 million aggregate principal amount of 6.0% senior notes on June 1, 2012, offset by the issuance of $250.0 million aggregate principal amount of 3.25% senior notes due 2022 in the first quarter of fiscal 2013.

Cintas' effective tax rate was 36.7% for the nine months ended February 28, 2013, compared to 37.0% for the nine months ended February 29, 2012. The effective tax rate can fluctuate from period to period based on specific discrete items.

Net income increased $10.4 million, or 4.8%, for the nine months ended February 28, 2013, from the same period in the prior fiscal year. The increase was primarily due to the 4.6% growth in revenue. The impact of the increase in revenue was partially offset by one fewer workday in the nine months ended February 28, 2013 compared to the same period in the prior fiscal year. Diluted earnings per share were $1.83 for the nine months ended February 28, 2013, which was an increase of 9.6% compared to the same period in the prior fiscal year. The increase in diluted earnings per share is higher than the increase in net income due to a decrease in weighted average common stock outstanding as a result of purchasing 7.7 million shares of common stock under the October 18, 2011 share buyback program during the fourth quarter of fiscal 2012 and the first three quarters of fiscal 2013.

Rental Uniforms and Ancillary Products Operating Segment

Nine Months Ended February 28, 2013 Compared to Nine Months Ended February 29, 2012

As discussed above, Rental Uniforms and Ancillary Products operating segment revenue increased from $2.2 billion to $2.3 billion, or 4.5%, and the cost of rental uniforms and ancillary products increased $78.2 million, or 6.4%, for the nine months ended February 28, 2013, compared to the nine months ended February 29, 2012. The operating segment’s gross margin was $957.7 million, or 42.4% of revenue, for the nine months ended February 28, 2013.  This gross margin percent of revenue of 42.4% was 100 basis points lower than the same period of the prior fiscal year of 43.4%.  This decrease is due primarily to an increase in material cost due to an increase in customer accounts which requires an increase in inventory, costs associated with route expansion and a $1.6 million write-off of a garment processing system.

Selling and administrative expenses as a percent of revenue, at 27.5%, decreased 130 basis points, or $1.0 million compared to the same period of the prior fiscal year. This decrease is primarily due to a gain on the sale of stock of an equity method investment that has been offset by higher labor and other employee-partner related expenses.

Income before income taxes increased $19.1 million to $335.5 million for the Rental Uniforms and Ancillary Products operating segment compared to the same period last fiscal year. Income before income taxes was 14.8% of the operating segment’s revenue, which is a 20 basis point increase compared to the same period of the prior fiscal year.  This improvement is primarily due to revenue increasing at a faster rate of 4.5% compared to a 4.2% increase in operating expenses.  Revenue grew at a faster rate due primarily to improvements in sales representative productivity and improved customer retention.

Uniform Direct Sales Operating Segment

Nine Months Ended February 28, 2013 Compared to Nine Months Ended February 29, 2012

Uniform Direct Sales operating segment revenue increased from $322.8 million to $336.6 million, or 4.3%, for the nine months ended February 28, 2013, over the same period in the prior fiscal year due to increased customer orders for uniforms and several large customer roll-outs.

Cost of uniform direct sales increased $12.8 million, or 5.6%, for the nine months ended February 28, 2013, compared to the nine months ended February 29, 2012. due to increased uniform direct sales operating segment volume.  The gross margin as a percent of revenue was 28.7% for the nine months ended February 28, 2013, which is a 90 basis point decrease compared to the gross margin percentage of 29.6% in the same period of the prior fiscal year.  This decrease is due to a less profitable mix of products being sold and costs incurred in conjunction with the large roll-outs that occurred in the third quarter.

Selling and administrative expenses increased $2.0 million, or 3.3% compared to the nine months ended February 29, 2012, primarily due to an increase in labor and other employee-partner related expenses.  However, selling and administrative expenses as a percent of revenue, at 18.2%, decreased 20 basis points compared to the same period of the prior fiscal year due to the increase in revenue for the nine months ended February 28, 2013 compared to the same period in the prior fiscal year.

Income before income taxes decreased $0.9 million to $35.2 million for the Uniform Direct Sales operating segment for the nine months ended February 28, 2013. Income before income taxes was 10.5% of the operating segment’s revenue compared to 11.2% for the same period last fiscal year, which is a 70 basis point decrease compared to the same period last fiscal year.  This decrease in income before income taxes is primarily due to the decline in gross margin as discussed above.

First Aid, Safety and Fire Protection Services Operating Segment

Nine Months Ended February 28, 2013 Compared to Nine Months Ended February 29, 2012

First Aid, Safety and Fire Protection Services operating segment revenue increased from $306.8 million to $335.2 million, or 9.3%, for the nine months ended February 28, 2013.  The increase primarily resulted from organic growth in revenue of 6.1% due to improved sales representative productivity.  Acquisitions resulted in revenue growth of 3.7%. Revenue was negatively impacted by 0.5% due to one fewer workday in the nine months ended February 28, 2013, compared to the nine months ended February 29, 2012.

Cost of first aid, safety and fire protection services increased $16.0 million, or 9.2%, for the nine months ended February 28, 2013, over the same period in the prior fiscal year due to increased First Aid, Safety and Fire Protection Services operating segment volume.  Gross margin for the First Aid, Safety and Fire Protection Services operating segment is defined as revenue less cost of goods, warehouse expenses, service expenses and training expenses.  The gross margin as a percent of revenue at 43.2% for the nine months ended February 28, 2013, was consistent with the gross margin as a percent of revenue of 43.1% for the nine months ended February 29, 2012.

Selling and administrative expenses increased $8.2 million, or 7.7% compared to the nine months ended February 29, 2012, primarily due to an increase in labor and other employee-partner related expenses.  However, selling and administrative expenses as a percent of revenue, at 34.5%, decreased 50 basis points compared to the same period of the prior fiscal year due to revenue increasing at a faster rate the selling and administrative expenses during the nine months ended February 28, 2013, compared to the same period in the prior fiscal year.

Income before income taxes for the First Aid, Safety and Fire Protection Services operating segment increased $4.1 million to $29.2 million for the nine months ended February 28, 2013, compared to the same period in the prior fiscal year, primarily due to the increase in First Aid, Safety and Fire Protection Services operating segment revenue. Income before income taxes was 8.7% of the operating segment’s revenue for the nine months ended February 28, 2013, which is a 50 basis point increase compared to same period in the prior fiscal year. This improvement is primarily due to revenue increasing at a faster rate than operating expenses as discussed above.

Document Management Services Operating Segment

Nine Months Ended February 28, 2013 Compared to Nine Months Ended February 29, 2012

Document Management Services operating segment revenue increased from $255.6 million to $256.0 million, or 0.1%, for the nine months ended February 28, 2013, over the same period in the prior fiscal year. The increase primarily resulted from acquisitions, which accounted for revenue growth of 2.4%. The acquired volume offset an organic decrease in revenue of 1.8% due to a decrease in recycled paper revenue. This operating segment derives a portion of its revenue from the sale of shredded paper to paper recyclers. The average price from these paper sales decreased by approximately 22% in the nine months ended February 28, 2013, compared to the nine months ended February 29, 2012. Revenue was negatively impacted by 0.5% due to one fewer workday in the nine months ended February 28, 2013, compared to the nine months ended February 29, 2012.

Cost of document management services increased $6.8 million, or 5.3%, for the nine months ended February 28, 2013, primarily due to increased Document Management Services operating segment volume. Gross margin for the Document Management Services operating segment is defined as revenue less production and service costs.  The gross margin as a percent of revenue decreased from 49.8% for the nine months ended February 29, 2012, to 47.2% for the nine months ended February 28, 2013. This decrease is due to the lower recycled paper prices as discussed above.

Selling and administrative expenses as a percent of revenue, at 42.8%, increased 130 basis points, or $3.4 million compared to the same period of the prior fiscal year. This increase is primarily due to an increase in labor and other employee-partner related expenses.

Income before income taxes for the Document Management Services operating segment decreased $9.8 million to $11.4 million for the nine months ended February 28, 2013, compared to the same period in the prior fiscal year.  Income before income taxes as a percentage of the operating segment’s revenue decreased from 8.3% in last fiscal year’s first nine months to 4.5% for the nine months ended February 28, 2013, primarily as a result of the lower recycled paper prices.

Liquidity and Capital Resources

The following is a summary of our cash flows and cash, cash equivalents and marketable securities as of and for the nine months ended February 28, 2013 and February 29, 2012:

(In thousands)	2013	2012
Net cash provided by operating activities	$368,343	$307,714
Net cash used in investing activities	$(254,833)	$(193,194)
Net cash used in financing activities	$(236,521)	$(332,972)

Cash and cash equivalents at the end of the period	$217,470	$217,983
Marketable securities at the end of the period	$28,216	$134,631

The cash and cash equivalents and marketable securities as of February 28, 2013, include $53.7 million that is located outside of the United States.  We expect to use these amounts to fund our international operations.  The marketable securities at February 28, 2013, consist of Canadian treasury securities and United States municipal bonds.  We believe that our investment policy pertaining to marketable securities is conservative.  The primary criterion used in making investment decisions is the preservation of principal, while earning an attractive yield.

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

Net cash provided by operating activities was $368.3 million for the nine months ended February 28, 2013, an increase of $60.6 million compared to the same period last fiscal year.  In addition to net income being higher, the decrease in inventory and uniforms and other rental items in service also had a positive impact on cash flows.

Net cash used in investing activities includes capital expenditures and cash paid for acquisitions of businesses.  Capital expenditures were $151.8 million and $117.7 million for the nine months ended February 28, 2013 and February 29, 2012, respectively.  These capital expenditures primarily relate to expansion efforts in Rental Uniforms and Ancillary Products and Document Management Services operating segments.  Capital expenditures for the nine months ended February 28, 2013, included $108.7 million for the Rental Uniforms and Ancillary Products operating segment and $29.0 million for the Document Management Services operating segment.  Cash paid for acquisitions of businesses was $64.6 million and $20.9 million for the nine months ended February 28, 2013 and February 29, 2012, respectively.  The acquisitions this fiscal year occurred in our First Aid, Safety and Fire Protection Services and Document Management Services operating segments.

Net cash used in financing activities was $236.5 million and $333.0 million for the nine months ended February 28, 2013 and February 29, 2012, respectively.  On October 26, 2010, we announced that the Board of Directors authorized a $500.0 million share buyback program at market prices.  We completed the October 26, 2010 share buyback program by purchasing 8.1 million shares of Cintas common stock in June and July 2011 for an aggregate purchase price of $259.5 million.  On October 18, 2011, we announced that the Board of Directors authorized a new $500.0 million share buyback program at market prices.  Beginning in April 2012 through May 31, 2012, under the October 18, 2011 share buyback program, Cintas purchased a total of 3.3 million shares of Cintas common stock at an average price of $39.10 per share for a total purchase price of $129.6 million. During the first nine months of fiscal 2013, we purchased 4.4 million shares of Cintas common stock for a total purchase price of $179.4 million. From the inception of the October 18, 2011 share buyback program through April 9, 2013, Cintas has purchased a total of 8.0 million shares of Cintas common stock at an average price of $40.05 per share for a total purchase price of $319.2 million. For the nine months ended February 28, 2013, Cintas acquired 0.2 million shares of Cintas common stock for employee payroll taxes due on restricted stock awards that vested during the nine months ended February 28, 2013.  These shares were acquired at an average price of $37.95 per share for a total purchase price of $7.7 million.

As of February 28, 2013, we had $1,300.0 million aggregate principal amount in fixed rate senior notes outstanding with maturities ranging from 2016 to 2036.  On June 1, 2012, Cintas repaid at maturity $225.0 million aggregate principal amount of its 6.00% senior notes due 2012. On June 5, 2012, Cintas issued $250.0 million aggregate principal amount of senior notes due June 1, 2022. These senior notes bear interest at a rate of 3.25% paid semi-annually beginning December 1, 2012. The net proceeds generated from the offering will be used for general corporate purposes.

Cintas’ commercial paper program has a capacity of $300.0 million that is fully supported by a backup revolving credit facility through a credit agreement with its banking group.  This revolving credit facility has an accordion feature that allows for a maximum borrowing capacity of $450.0 million.  The revolving credit facility was amended on October 7, 2011, to extend the maturity date from September 26, 2014 to October 6, 2016, to improve the applicable margin used to calculate the interest rate payable on any outstanding loans and the facility fee payable under the agreement and to replace the financial covenant regarding Cintas’ net funded indebtedness to total capitalization with a requirement to maintain a leverage ratio of consolidated indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (debt to EBITDA) of no more than 3.5 to 1.0. We believe this program, along with cash generated from operations, will be adequate to provide necessary funding for our future cash requirements.  No commercial paper or borrowings under our revolving credit facility were outstanding as of February 28, 2013 or May 31, 2012.

Cintas has certain covenants related to debt agreements. These covenants limit our ability to incur certain liens, to engage in sale-leaseback transactions and to merge, consolidate or sell all or substantially all of Cintas' assets. These covenants also require Cintas to maintain certain debt to EBITDA and interest coverage ratios. Cross-default provisions exist between certain debt instruments.  If a default of a significant covenant were to occur, the default could result in an acceleration of the maturity of the indebtedness, impair liquidity and limit the ability to raise future capital.  As of February 28, 2013, Cintas was in compliance with all significant debt covenants.

Our access to the commercial paper and long-term debt markets has historically provided us with sources of liquidity.  We do not anticipate having difficulty in obtaining financing from those markets in the future in view of our favorable experiences in the debt markets in the recent past. Our ability to continue to access the commercial paper and long-term debt markets on favorable interest rate and other terms will depend, to a significant degree, on the ratings assigned by the credit rating agencies to our indebtedness.  As of February 28, 2013, our ratings were as follows:

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

ITEM 4.
CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

With the participation of Cintas’ management, including Cintas’ Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, Cintas has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of February 28, 2013.  Based on such evaluation, Cintas’ management, including Cintas’ Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, has concluded that Cintas’ disclosure controls and procedures were effective as of February 28, 2013, in ensuring (i) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is accumulated and communicated to Cintas’ management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in Cintas’ internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended February 28, 2013, that have materially affected, or are reasonably likely to materially affect, Cintas’ internal control over financial reporting. See “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” on pages 28 and 29 of our Annual Report on Form 10-K for the fiscal year ended May 31, 2012.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan (1)	Maximum approximate dollar value of shares that may yet be purchased under the plan (1)

December 1 - 31, 2012	—	$—	—	$218,709,700
January 1 - 31, 2013 (2)	240,735	42.50	237,775	208,604,505
February 1 - 28, 2013	415,375	42.52	415,375	190,944,265
Total	656,110	$42.51	653,150	$190,944,265

(1) On October 18, 2011, Cintas announced that the Board of Directors authorized a $500.0 million share buyback program at market prices. The October 18, 2011 buyback program does not have an expiration date. Beginning in April 2012, under the October 18, 2011 program, through February 28, 2013, Cintas has purchased a total of approximately 8.0 million shares of Cintas common stock at an average price of $40.05 per share for a total purchase price of $319.2 million.
(2) During January 2013, Cintas acquired 2,960 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock options that vested during the fiscal year. These shares were acquired at an average price of $42.32 per share for a total purchase price of $0.1 million.

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

CINTAS CORPORATION
(Registrant)

Date: April 9, 2013	/s/	William C. Gale

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