Form 10-K
period 2013-05-31
CINTAS CORP
filed 2013-07-30
CIK 723254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 31, 2013

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
The aggregate market value of the Registrant's Common Stock held by non-affiliates as of November 30, 2012, was $5,106,600,519 based on a closing sale price of $41.44 per share. As of June 30, 2013, 174,825,212 shares of the Registrant's Common Stock were issued and 122,320,408 shares were outstanding.
Documents Incorporated by Reference
Portions of the Registrant's Proxy Statement to be filed with the Commission for its 2013 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

Cintas Corporation

Part I

Item 1.  Business
Cintas Corporation ("Cintas," "Company," "we," "us" or "our"), a Washington corporation, provides highly specialized products and services to businesses of all types primarily throughout North America, as well as Latin America, Europe and Asia. Cintas' products and services are designed to enhance its customers' images and brand identification, as well as provide a safe and efficient workplace. Cintas was founded in 1968 by Richard T. Farmer, currently the Chairman Emeritus of the Board of Directors, when he left his family's industrial laundry business in order to develop uniform programs using an exclusive new fabric. In the early 1970's, Cintas acquired the family industrial laundry business. Over the years, Cintas developed additional products and services that complemented its core uniform business and broadened the scope of products and services available to its customers.
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
We provide our products and services to over one million businesses of all types — from small service and manufacturing companies to major corporations that employ thousands of people. This diversity in customer base results in no individual customer accounting for greater than one percent of Cintas' total revenue. As a result, the loss of one account would not have a significant financial impact on Cintas.
The following table sets forth Cintas' total revenue and the revenue derived from each operating segment:

Fiscal Year Ended May 31, (in thousands)	2013	2012	2011

Rental Uniforms and Ancillary Products	$3,044,587	$2,912,261	$2,692,248
Uniform Direct Sales	461,328	433,994	419,222
First Aid, Safety and Fire Protection Services	460,592	415,703	377,663
Document Management Services	349,964	340,042	321,251
Total Revenue	$4,316,471	$4,102,000	$3,810,384

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
Within the Rental Uniforms and Ancillary Products operating segment, Cintas provides its products and services to customers via local delivery routes originating from rental processing plants and branches. Within the Uniform Direct Sales and First Aid, Safety and Fire Protection Services operating segments, Cintas provides its products and services via its distribution network and local delivery routes or local representatives. Within the Document Management Services operating segment, Cintas provides its services via local service routes originating from document management branches and document retention facilities. In total, Cintas has approximately 8,200 local delivery routes, 446 operational facilities and eight distribution centers. At May 31, 2013, Cintas employed approximately 32,000 employees, of which approximately 210 were represented by labor unions.
Cintas sources finished products from many outside suppliers. In addition, Cintas operates five manufacturing facilities that provide for standard uniform needs. Cintas purchases fabric, used in its manufacturing process, from several suppliers. Cintas is not aware of any circumstances that would hinder its ability to continue obtaining these materials.

Cintas is subject to various environmental laws and regulations, as are other companies in the uniform rental industry. While environmental compliance is not a material component of its costs, Cintas must incur capital expenditures and associated operating costs, primarily for water treatment and waste removal, on a regular basis. Environmental spending related to water treatment and waste removal was approximately $19 million in fiscal 2013 and approximately $20 million in fiscal 2012. Capital expenditures to limit or monitor hazardous substances were approximately $2 million in fiscal 2013 and approximately $0.2 million in fiscal 2012. Cintas does not expect a material change in the cost of environmental compliance and is not aware of any material non-compliance with environmental laws.
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
This Annual Report on Form 10-K contains forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements. Forward-looking statements may be identified by words such as "estimates," "anticipates," "predicts," "projects," "plans," "expects," "intends," "target," "forecast," "believes," "seeks," "could," "should," "may" and "will" or the negative versions thereof and similar expressions and by the context in which they are used. Such statements are based upon current expectations of Cintas and speak only as of the date made. You should not place undue reliance on any forward-looking statement. We cannot guarantee that any forward-looking statement will be realized. These statements are subject to various risks, uncertainties, potentially inaccurate assumptions and other factors that could cause actual results to differ from those set forth in or implied by this Annual Report. Factors that might cause such a difference include, but are not limited to, the possibility of greater than anticipated operating costs including energy and fuel costs, lower sales volumes, loss of customers due to outsourcing trends, the performance and costs of integration of acquisitions, fluctuations in costs of materials and labor including increased medical costs, costs and possible effects of union organizing activities, failure to comply with government regulations concerning employment discrimination, employee pay and benefits and employee health and safety, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, the cost, results and ongoing assessment of internal controls for financial reporting required by the Sarbanes-Oxley Act of 2002, disruptions caused by the inaccessibility of computer systems data, the initiation or outcome of litigation, investigations or other proceedings, higher assumed sourcing or distribution costs of products, the disruption of operations from catastrophic or extraordinary events, the amount and timing of repurchases of our Common Stock, if any, changes in federal and state tax and labor laws and the reactions of competitors in terms of price and service and the ultimate impact of the Affordable Care Act. Cintas undertakes no obligation to publicly release any revisions to any forward-looking statements or to otherwise update any forward-looking statements whether as a result of new information or to reflect events, circumstances or any other unanticipated developments arising after the date on which such statements are made, except otherwise required by law. The risks and uncertainties described herein are not the only ones we may face. Additional risks and uncertainties presently not known to us or that we currently believe to be immaterial may also harm our business.
Negative global economic factors may adversely affect our financial performance.
Negative economic conditions, in North America and our other markets, may adversely affect our financial performance. Higher levels of unemployment, inflation, tax rates and other changes in tax laws and other economic factors could adversely affect the demand for Cintas' products and services. Increases in labor costs, including the cost to provide employee-partner related healthcare benefits, labor shortages or shortages of skilled labor, higher material costs for items such as fabrics and textiles, lower recycled paper prices, the inability to obtain insurance coverage at cost-effective rates, higher interest rates, inflation, higher tax rates and other changes in tax laws and other economic factors could increase our costs of rental uniforms and ancillary products and other services and selling and administrative expenses. As a result, these factors could adversely affect our sales and consolidated results of operations.
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
We earn revenue, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar, including the Canadian dollar, British pound, and the euro. In fiscal years 2013, 2012 and 2011, revenue denominated in currencies other than the U.S. dollar represented less than 10% of our consolidated revenue. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenue, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, fluctuations in the value of the U.S. dollar against other major currencies, particularly in the event of significant increases in foreign currency revenue, will impact our revenue and operating income and the value of balance sheet items denominated in foreign currencies. This impact could adversely affect our consolidated financial condition and consolidated results of operations.
Failure to comply with federal and state regulations to which we are subject could result in penalties or costs that could adversely affect our results of operations.
Our business is subject to complex and stringent state and federal regulations, including employment laws and regulations, minimum wage requirements, overtime requirements, working condition requirements, citizenship requirements, transportation and other laws and regulations.  In particular, we are subject to the regulations promulgated by the U.S. Department of Transportation, or USDOT, and under the Occupational Safety and Health Act of 1970, as amended, or OSHA.  We have incurred, and will continue to incur, capital and operating expenditures and other costs in the ordinary course of our business in complying with the USDOT, OSHA and other laws and regulations to which we are subject.  Changes in laws, regulations and the related interpretations may alter the landscape in which we do business and may affect our costs of doing business.  The impact of new laws and regulations cannot be predicted. Compliance with new laws and regulations may increase our operating costs or require significant capital expenditures. Any failure to comply with applicable laws or regulations could result in substantial fines by government authorities, payment of damages to private litigants, or possible revocation of our authority to conduct our operations, which could adversely affect our ability to service customers and our consolidated results of operations.
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
We rely extensively on computer systems to process transactions, maintain information and manage our businesses. Disruptions in the availability of computer systems, or privacy breaches involving computer systems, could impact our ability to service our customers and adversely affect our sales, results of operations and reputation and expose us to litigation risk.
Our businesses rely on our computer systems to provide customer information, process customer transactions and provide other general information necessary to manage our businesses. We have an active disaster recovery plan in place that is frequently reviewed and tested. However, our computer systems are subject to damage or interruption due to system conversions, power outages, computer or telecommunication failures, catastrophic events such as fires, tornadoes and hurricanes and usage errors by our employees. Although we believe that we have adopted appropriate measures to mitigate potential risks to our technology and our operations from these information technology-related and other potential disruptions, given the unpredictability of the timing, nature and scope of such disruptions, we could potentially be subject to production downtimes, operational delays and interruptions in our ability to provide products and services to our customers. Any disruption caused by the unavailability of our computer systems could adversely affect our sales, could require us to make a significant investment to fix or replace them and, therefore, could adversely affect our consolidated results of operations. In addition, cyber-security attacks are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and corruption of data. If the network of security controls, policy enforcement mechanisms and monitoring systems to address these threats to our technology fails, the compromising of confidential or otherwise protected company, customer, or employee information, destruction or corruption of data, security breaches, or other manipulation or improper use of our systems and networks could result in financial losses from remedial actions, loss of business or potential liability and damage to our reputation.

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
Our Document Management Services business includes both document destruction and document retention services. These services involve the handling of our customers' confidential information, in both paper and electronic formats, and the subsequent destruction or retention of this information. Any compromise of security, accidental loss or theft of customer data in our possession could damage our reputation and expose us to risk of liability, which could harm our business and adversely impact our consolidated results of operations.
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

Item 1B.  Unresolved Staff Comments
None.

Item 2.  Properties
Cintas occupies 446 facilities located in 303 cities. Cintas leases 259 of these facilities for various terms ranging from monthly to the year 2032. Cintas expects that it will be able to renew or replace its leases on satisfactory terms. Of the five manufacturing facilities listed below, Cintas controls the operations of one manufacturing facility, but does not own or lease the real estate related to the operation. All other facilities are owned. The principal executive office in Cincinnati, Ohio, provides centrally located administrative functions including accounting, finance, marketing and computer system development and support. Cintas operates rental processing plants that house administrative, sales and service personnel and the necessary equipment involved in the cleaning of uniforms and bulk items, such as entrance mats and shop towels. Branch operations provide administrative, sales and service functions. Cintas operates eight distribution centers and five manufacturing facilities. Cintas also operates first aid, safety and fire protection and document management facilities and direct sales offices. Cintas considers the facilities it operates to be adequate for their intended use. Cintas owns or leases approximately 13,700 vehicles which are used for the route-based services and by the sales and management employee-partners.
The following chart provides additional information concerning Cintas' facilities:

Type of Facility	# of Facilities

Rental Processing Plants	164
Rental Branches	107
First Aid, Safety and Fire Protection Facilities	58
Document Management Facilities	88
Distribution Centers	8	*
Manufacturing Facilities	5
Direct Sales Offices	16
Total	446

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
Cintas' common stock is traded on the NASDAQ Global Select Market under the symbol "CTAS." The following table shows the high and low sales prices of shares of Cintas' common stock by quarter during the last two fiscal years:

Fiscal 2013
Quarter Ended	High	Low

May 2013	$46.27	$42.11
February 2013	45.29	40.13
November 2012	45.60	39.22
August 2012	41.64	35.41

Fiscal 2012
Quarter Ended	High	Low

May 2012	$40.61	$36.40
February 2012	39.34	29.31
November 2011	32.48	26.39
August 2011	34.54	26.59

Holders
At May 31, 2013, there were approximately 2,000 shareholders on record of Cintas' common stock. Cintas believes that this represents approximately 30,000 beneficial owners.
Dividends
Dividends on Cintas' outstanding common stock have been paid annually and amounted to $0.64 per share, $0.54 per share, and $0.49 per share in fiscal 2013, 2012 and 2011, respectively.
Stock Performance Graph
The following graph summarizes the cumulative return on $100 invested in Cintas' common stock, the S&P 500 Stock Index and the common stocks of a selected peer group of companies. Because our products and services are diverse, Cintas does not believe that any single published industry index is appropriate for comparing shareholder return. Therefore, the peer group used in the performance graph combines four publicly traded companies in the business services industry that have similar characteristics as Cintas, such as route based delivery of products and services. Prior to fiscal 2013, Cintas compared its common stock returns to the following publicly traded companies: G & K Services, Inc., UniFirst Corporation, ABM Industries and Ecolab, Inc. (Old Peer Group).  In December 2011, Ecolab, Inc. acquired Nalco Holding Company, a chemicals and water treatment company, significantly diversifying Ecolab's business in terms of both operations and industry and removing those same characteristics for which we chose to include them in the Old Peer Group.  As a result, Cintas made the change to a new peer group (New Peer Group).  The companies included in the New Peer Group are G & K Services, Inc., UniFirst Corporation, ABM Industries and Iron Mountain, Inc. In fiscal 2002, Cintas entered the Document Management business, and that business has now grown to 8% of Cintas' total revenue.  Iron Mountain, Inc. is also in the Document Management business.
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

Total Shareholder Returns
Comparison of Five-Year Cumulative Total Return

Dollars
200
180
160
140
120
100
80
60
40
20
0
May '08
Aug '08
Nov '08
Feb '09
May '09
Aug '09
Nov '09
Feb '10
May '10
Aug '10
Nov '10
Feb '11
May '11
Aug '11
Nov '11
Feb '12
May '12
Aug '12
Nov '12
Feb '13
May '13
Periods Ending
Cintas Corp
S&P 500
Old Peer Group
New Peer Group

Purchases of Equity Securities by the Issuer and Affiliated Purchases

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan (1)	Maximum approximate dollar value of shares that may yet be purchased under the plan (1)

March 1 - 31, 2013	235,758	$43.06	235,758	$180,791,478
April 1 - 30, 2013 (2)	420,426	43.73	419,260	162,460,106
May 1 - 31, 2013 (3)	1,532	45.17	—	162,460,106
Total	657,716	$43.49	655,018	$162,460,106

(1) On October 18, 2011, Cintas announced that the Board of Directors authorized a $500.0 million share buyback program at market prices. Beginning in April 2012, under the October 18, 2011 program, through May 31, 2013, Cintas has purchased a total of 8.4 million shares of Cintas stock at an average price of $40.23 per share for a total purchase price of $337.5 million.
(2) During April 2013, Cintas acquired 1,166 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were purchased at an average price of $44.87 per share for a total purchase price of less than $0.1 million.
(3) During May 2013, Cintas acquired 1,532 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were purchased at an average price of $45.17 per share for a total purchase price of less than $0.1 million.

Item 6.  Selected Financial Data
Eleven-Year Financial Summary

(In thousands except per share and percentage data)
Fiscal Years Ended May 31,	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	10-Year Compd Growth

Revenue	$2,686,585	2,814,059	3,067,283	3,403,608	3,706,900	3,937,900	3,774,685	3,547,339	3,810,384	4,102,000	4,316,471	4.9%
Net Income	$243,191	265,078	292,547	323,382	334,538	335,405	226,357	215,620	246,989	297,637	315,442	2.6%
Basic EPS	$1.43	1.55	1.70	1.93	2.09	2.15	1.48	1.40	1.68	2.27	2.53	5.9%
Diluted EPS	$1.41	1.54	1.69	1.92	2.09	2.15	1.48	1.40	1.68	2.27	2.52	6.0%
Dividends Per Share	$0.27	0.29	0.32	0.35	0.39	0.46	0.47	0.48	0.49	0.54	0.64	9.0%
Total Assets	$2,582,946	2,810,297	3,059,744	3,425,237	3,570,480	3,808,601	3,720,951	3,969,736	4,351,940	4,165,706	4,345,632	5.3%
Shareholders' Equity	$1,646,418	1,888,093	2,104,574	2,090,192	2,167,738	2,254,131	2,367,409	2,534,029	2,302,649	2,139,135	2,201,492	2.9%
Return on Average Equity (1)	15.8%	15.0%	14.7%	15.4%	15.7%	15.2%	9.8%	8.8%	10.2%	13.4%	14.5%
Long-Term Debt	$534,763	473,685	465,291	794,454	877,074	942,736	786,058	785,444	1,284,790	1,059,166	1,300,979

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
We are North America's leading provider of corporate identity uniforms through rental and sales programs, as well as a significant provider of related business services, including entrance mats, restroom cleaning services and supplies, carpet and tile cleaning services, first aid, safety and fire protection products and services and document management services.
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

The following table sets forth certain consolidated statements of income data as a percent of revenue by operating segment and in total for the fiscal years ended May 31:

	2013	2012	2011

Revenue:
Rental Uniforms and Ancillary Products	70.5%	71.0%	70.7%
Uniform Direct Sales	10.7%	10.6%	11.0%
First Aid, Safety and Fire Protection Services	10.7%	10.1%	9.9%
Document Management Services	8.1%	8.3%	8.4%
Total revenue	100.0%	100.0%	100.0%

Cost of sales:
Rental Uniforms and Ancillary Products	57.7%	56.6%	56.8%
Uniform Direct Sales	70.7%	70.1%	69.8%
First Aid, Safety and Fire Protection Services	56.7%	57.1%	58.7%
Document Management Services	53.0%	50.9%	48.7%
Total cost of sales	58.6%	57.6%	57.8%

Gross margin:
Rental Uniforms and Ancillary Products	42.3%	43.4%	43.2%
Uniform Direct Sales	29.3%	29.9%	30.2%
First Aid, Safety and Fire Protection Services	43.3%	42.9%	41.3%
Document Management Services	47.0%	49.1%	51.3%
Total gross margin	41.4%	42.4%	42.2%

Selling and administrative expenses	28.3%	29.2%	30.7%
Interest income	—%	—%	-0.1%
Interest expense	1.5%	1.7%	1.3%

Income before income taxes	11.6%	11.5%	10.3%

Fiscal 2013 Compared to Fiscal 2012
Fiscal 2013 total revenue was $4.3 billion, an increase of 5.2% compared to fiscal 2012. The increase primarily resulted from an organic growth increase of 4.9%. Revenue in fiscal 2013 was negatively impacted by 0.4% due to one less workday compared to fiscal 2012. The remaining 0.7% increase represents growth derived through acquisitions in our First Aid, Safety and Fire Protection Services operating segment and our Document Management Services operating segment during the year. Organic growth by quarter is shown in the table below. Organic growth percentages have been adjusted for the appropriate number of workdays, by quarter and for the year, where applicable.

Organic Growth

First Quarter Ending August 31, 2012	3.2%
Second Quarter Ending November 30, 2012	3.4%
Third Quarter Ending February 28, 2013	6.9%
Fourth Quarter Ending May 31, 2013	6.2%

For the Fiscal Year Ending May 31, 2013	4.9%

Rental Uniforms and Ancillary Products operating segment revenue consists predominantly of revenue derived from the rental of corporate identity uniforms and other garments, including flame resistant clothing, and the rental and/or sale of mats, mops, shop towels, restroom supplies and other rental services. Revenue from the Rental Uniforms and Ancillary Products operating segment increased 4.5% compared to fiscal 2012. The increase resulted from an organic growth increase in revenue of 4.9%. This organic increase in the Rental Uniforms and Ancillary Products operating segment revenue was primarily due to improvements in sales representative productivity. Generally, sales productivity improvements are the result of increased tenure and improved training, which result in a higher number of products and services sold. Revenue in fiscal 2013 was negatively impacted by 0.4% due to one less workday compared to fiscal 2012.
Other Services revenue, consisting of revenue from the reportable operating segments of Uniform Direct Sales, First Aid, Safety and Fire Protection Services and Document Management Services, increased 6.9% compared to fiscal 2012. The increase primarily resulted from an organic growth increase of 4.9%, which was due to improved sales representative productivity, increased customer orders for uniforms and several large customer uniform roll-outs, slightly offset by a decrease in the average selling price of recycled paper. Revenue increased 2.4% as a result of growth derived through acquisitions in our First Aid, Safety and Fire Protection Services operating segment and our Document Management Services operating segment during fiscal 2013. Revenue in fiscal 2013 was negatively impacted by 0.4% due to one less workday compared to fiscal 2012.
Cost of rental uniforms and ancillary products increased 6.5% compared to fiscal 2012. Cost of rental uniforms and ancillary products consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, mops, shop towels and other ancillary items. The cost of rental uniforms and ancillary products increase compared to fiscal 2012 was due to increased Rental Uniforms and Ancillary Products operating segment sales volume.
Cost of other services increased 8.2% compared to fiscal 2012. Cost of other services consists primarily of cost of goods sold (predominantly uniforms and first aid products), delivery expenses and distribution expenses in the Uniform Direct Sales operating segment, the First Aid, Safety and Fire Protection Services operating segment and the Document Management Services operating segment. The increase from fiscal 2012 was due to increased Other Services sales volume.
Selling and administrative expenses increased $22.9 million, or 1.9%, compared to fiscal 2012 due to increases in labor and other employee-partner related expenses. However, selling and administrative expenses as a percent of revenue, at 28.3%, decreased from 29.2% in fiscal 2012 due to improvements in sales representative productivity, cost control initiatives, the gain on the sale of stock of an equity method investment and lower amortization of intangible assets related to prior year acquisitions.
Operating income of $565.2 million in fiscal 2013 increased $25.6 million, or 4.7%, compared to fiscal 2012. This increase was primarily due to increased revenue in fiscal 2013, improved capacity utilization and revenue growing at a faster rate than the selling and administrative expenses.
Net interest expense (interest expense less interest income) decreased $3.4 million from fiscal 2012. This decrease was due to the maturity of the $225.0 million aggregate principal amount of 6.0% senior notes on June 1, 2012, offset by the issuance of $250.0 million aggregate principal amount of 3.25% senior notes due 2022 in the first quarter of fiscal 2013.
Income before income taxes was $499.9 million, a 6.2% increase compared to fiscal 2012. This change reflects the increase in operating income and lower net interest expense described above.
Cintas' effective tax rate of 36.9% in fiscal 2013 was consistent to the fiscal 2012 effective tax rate of 36.8% (also see Note 7 entitled Income Taxes of "Notes to Consolidated Financial Statements" for more information on income taxes).
Net income for fiscal 2013 of $315.4 million was a 6.0% increase compared to fiscal 2012. This increase was primarily due to the 5.2% growth in revenue. The impact of the increase in revenue was partially offset by one fewer workday in fiscal 2013 compared to fiscal 2012. Diluted earnings per share of $2.52 was an 11.0% increase compared to fiscal 2012. The increase in diluted earnings per share is higher than the increase in net income due to a decrease in weighted average common stock outstanding as a result of Cintas purchasing 8.4 million shares of common stock under the October 18, 2011 share buyback program during fiscal 2013 and the fourth quarter of fiscal 2012.

Rental Uniforms and Ancillary Products Operating Segment
As discussed above, Rental Uniforms and Ancillary Products operating segment revenue increased $132.3 million, or 4.5%, and the cost of rental uniforms and ancillary products increased $107.7 million, or 6.5%. The operating segment's fiscal 2013 gross margin was 42.3% of revenue compared to 43.4% in fiscal 2012. The decrease in gross margin as a percent of revenue over fiscal 2012 was primarily due to higher material cost associated with new customer accounts which requires increased in service inventory, costs associated with route expansion and a $1.6 million write-off of a garment processing system.
Selling and administrative expenses for the Rental Uniforms and Ancillary Products operating segment increased $1.0 million in fiscal 2013 compared to fiscal 2012 primarily due to increases in labor and other employee-partner related expenses, offset by a gain on the sale of stock of an equity method investment and lower amortization of intangible assets related to prior year acquisitions. However, selling and administrative expenses as a percent of revenue, at 27.4%, decreased from 28.6% in fiscal 2012. This decrease as a percent of revenue was primarily due to higher Rental Uniforms and Ancillary Products operating segment revenue from greater sales representative productivity in fiscal 2013 compared to fiscal 2012.
Income before income taxes increased $23.5 million to $453.0 million for the Rental Uniforms and Ancillary Products operating segment for fiscal 2013 compared to fiscal 2012. Income before income taxes as a percent of revenue, at 14.9%, increased from 14.7% in fiscal 2012. This increase in income before income taxes is primarily due to revenue increasing at a faster rate of 4.5% compared to a 4.4% increase in operating expenses. Revenue grew at a faster rate due primarily to improvements in sales representative productivity and improved customer retention.
Uniform Direct Sales Operating Segment
Uniform Direct Sales operating segment revenue increased $27.3 million, or 6.3%, compared to fiscal 2012 due to increased customer orders for uniforms and several large customer uniform roll-outs. Cost of uniform direct sales increased $22.0 million, or 7.2%, compared to fiscal 2012. The gross margin as a percent of revenue was 29.3% for fiscal 2013 compared to 29.9% in fiscal 2012. This decrease in gross margin as a percent of revenue over fiscal 2012 was due to a less profitable mix of products being sold and costs incurred in conjunction with the large customer uniform roll-outs that occurred in fiscal 2013.
Selling and administrative expenses increased $1.2 million, or 1.4%, in fiscal 2013 compared to fiscal 2012 primarily due to increases in labor and other employee-partner related expenses. However, selling and administrative expenses as a percent of revenue, at 17.7%, decreased from 18.6% in fiscal 2012 due to an increase in Uniform Direct Sales operating segment sales volume.
Income before income taxes was $53.2 million in fiscal 2013, an increase of $4.2 million, or 8.6%, compared to fiscal 2012. Income before income taxes as a percent of revenue, at 11.5%, increased from 11.3% in fiscal 2012. This increase in income before income taxes is primarily due to revenue increasing at a faster rate of 6.3% compared to a 6.0% increase in operating expenses, due to improved capacity utilization from the higher revenue levels.
First Aid, Safety and Fire Protection Services Operating Segment
First Aid, Safety and Fire Protection Services operating segment revenue increased $44.9 million in fiscal 2013, a 10.8% increase compared to fiscal 2012. This increase primarily resulted from an organic growth increase of 6.8% due to improvements in sales representative productivity. Acquisitions resulted in revenue growth of 4.4%. Revenue in fiscal 2013 was negatively impacted by 0.4% due to one less workday compared to fiscal 2012.
Cost of first aid, safety and fire protection services increased $24.0 million, or 10.1%, in fiscal 2013, due primarily to increased First Aid, Safety and Fire Protection Services operating segment volume. Gross margin for the First Aid, Safety and Fire Protection Services operating segment is defined as revenue less cost of goods, warehouse expenses, service expenses and training expenses. The gross margin as a percent of revenue was 43.3% for fiscal 2013 compared to 42.9% in fiscal 2012. This increase is due to higher revenue as a result of improved sales representative productivity and improved capacity utilization from the higher revenue levels.
Selling and administrative expenses increased by $12.9 million, or 9.0%, in fiscal 2013 compared to fiscal 2012 primarily due to an increase in labor and other employee-partner related expenses. However, selling and administrative expenses as a percent of revenue, at 33.9%, decreased from 34.5% in fiscal 2012 due to revenue growing at a faster rate than selling and administrative expenses as a result of improvements in sales representative productivity.
Income before income taxes was $43.1 million in fiscal 2013, an increase of $8.0 million, or 22.6%, compared to fiscal 2012. Income before income taxes as a percent of revenue, at 9.4%, increased from 8.5% in fiscal 2012. This increase in income before income taxes was primarily due to the increase in First Aid, Safety and Fire Protection Services operating segment revenue.
Document Management Services Operating Segment
Document Management Services operating segment revenue increased $9.9 million for fiscal 2013, or 2.9%, over fiscal 2012. This increase primarily resulted from acquisitions, which accounted for revenue growth of 2.9%. Revenue in fiscal 2013 was negatively impacted by 0.4% due to one less workday compared to fiscal 2012. The remaining 0.4% represents an organic growth increase. This operating segment derives a portion of its revenue from the sale of shredded paper to paper recyclers. The average price from these paper sales decreased by approximately 19% in fiscal 2013 compared to fiscal 2012, due to decreases in recycled paper prices. This decrease resulted in lower recycled paper revenue.
Cost of document management services increased $12.3 million, or 7.1%, for fiscal 2013 primarily due to increased Document Management Services operating segment volume. Gross margin for the Document Management Services operating segment is defined as revenue less production and service costs. The gross margin as a percent of revenue decreased from 49.1% in fiscal 2012 to 47.0% in fiscal 2013. This decrease is due to the lower recycled paper revenue as discussed above.
Selling and administrative expenses increased $7.8 million, or 5.5%, in fiscal 2013 over fiscal 2012. This increase is primarily due to an increase in labor and other employee-partner related expenses.
Income before income taxes for the Document Management Services operating segment was $15.8 million, a decrease of $10.1 million compared to fiscal 2012. Income before income taxes, at 4.5% of the operating segment's revenue, decreased from 7.6% in fiscal 2012. This decrease is primarily a result of the lower recycled paper revenue, as discussed above.

Fiscal 2012 Compared to Fiscal 2011
Fiscal 2012 total revenue was $4.1 billion, an increase of 7.7% compared to fiscal 2011. The increase primarily resulted from an organic growth increase of 6.1%. Revenue in fiscal 2012 was also positively impacted by 0.4% due to one more workday compared to fiscal 2011. The remaining 1.2% increase represents growth derived through acquisitions in our Document Management Services operating segment, our First Aid, Safety and Fire Protection Services operating segment and our Uniform Rentals and Ancillary Products operating segment during the year. Organic growth by quarter is shown in the table below. Organic growth percentages have been adjusted for the appropriate number of workdays, by quarter and for the year, where applicable.

Organic Growth

First Quarter Ending August 31, 2011	7.6%
Second Quarter Ending November 30, 2011	7.0%
Third Quarter Ending February 29, 2012	5.9%
Fourth Quarter Ending May 31, 2012	4.0%

For the Fiscal Year Ending May 31, 2012	6.1%

Rental Uniforms and Ancillary Products operating segment revenue consists predominantly of revenue derived from the rental of corporate identity uniforms and other garments, including flame resistant clothing, and the rental and/or sale of mats, mops, shop towels, restroom supplies and other rental services. Revenue from the Rental Uniforms and Ancillary Products operating segment increased 8.2% compared to fiscal 2011. The increase primarily resulted from an organic growth increase in revenue of 6.7%. This organic increase in the Rental Uniforms and Ancillary Products operating segment revenue was primarily due to improvements in sales representative productivity. Generally, sales productivity improvements are the result of increased tenure and improved training, which result in a higher number of accounts sold. Revenue in fiscal 2012 was also positively impacted by 0.4% due to one more workday compared to fiscal 2011. The remaining 1.1% increase represents growth derived through acquisitions in our Rental Uniforms and Ancillary Products operating segment.
Other Services revenue, consisting of revenue from the reportable operating segments of Uniform Direct Sales, First Aid, Safety and Fire Protection Services and Document Management Services, increased 6.4% compared to fiscal

2011. The increase primarily resulted from an organic growth increase of 4.6%, which was due to improved sales representative productivity and improved account retention, slightly offset by a decrease in the average selling price of recycled paper. Revenue in fiscal 2012 was also positively impacted by 0.4% due to one more workday compared to fiscal 2011. The remaining 1.4% represents growth derived through acquisitions in our Document Management Services operating segment and our First Aid, Safety and Fire Protection Services operating segment during fiscal 2012.
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
Uniform Direct Sales Operating Segment
Uniform Direct Sales operating segment revenue increased $14.8 million, or 3.5%, compared to fiscal 2011. Revenue in fiscal 2012 was positively impacted by 0.4% due to one more workday compared to fiscal 2011. Cost of uniform direct sales increased $11.6 million, or 4.0%, compared to fiscal 2011. The gross margin as a percent of revenue was 29.9% for fiscal 2012 compared to 30.2% in fiscal 2011. This decrease in gross margin as a percent of revenue over fiscal 2011 was due to increased garment material costs due to higher cotton prices, higher freight costs on shipments from our distribution centers and higher energy-related costs associated with our rental catalog service.
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
First Aid, Safety and Fire Protection Services Operating Segment
First Aid, Safety and Fire Protection Services operating segment revenue increased $38.0 million in fiscal 2012, a 10.1% increase compared to fiscal 2011. This increase primarily resulted from an organic growth increase of 8.4% due to improvements in sales representative productivity and improved customer retention. Revenue in fiscal 2012 was also positively impacted by 0.4% due to one more workday compared to fiscal 2011. The remaining 1.3% represents growth derived through acquisitions.
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
Document Management Services Operating Segment
Document Management Services operating segment revenue increased $18.8 million for fiscal 2012, or 5.8%, over fiscal 2011. This increase primarily resulted from an organic growth increase of 2.1%. Revenue in fiscal 2012 was also positively impacted by 0.4% due to one more workday compared to fiscal 2011. The remaining 3.3% increase represents growth derived mainly through acquisitions. This operating segment derives a portion of its revenue from the sale of shredded paper to paper recyclers.  The average price from these paper sales decreased by approximately 6% in fiscal 2012 compared to fiscal 2011, due to decreases in recycled paper prices.  This decrease resulted in lower recycled paper revenue.
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
Liquidity and Capital Resources
The following is a summary of our cash flows and cash, cash equivalents and marketable securities as of and for the fiscal years ending May 31:

(In thousands)	2013	2012

Net cash provided by operating activities	$552,748	$469,862
Net cash used in investing activities	$(284,181)	$(104,294)
Net cash used in financing activities	$(256,058)	$(460,575)

Cash and cash equivalents at the end of the period	$352,273	$339,825
Marketable securities at the end of the period	$5,680	$—

The cash, cash equivalents and marketable securities as of May 31, 2013, include $50.7 million that is located outside of the United States. We expect to use these amounts to fund our international operations and international expansion activities. The marketable securities at May 31, 2013, consist of United States municipal bonds. We believe that our investment policy pertaining to marketable securities is conservative. The primary criterion used in making investment decisions is the preservation of principal, while earning an attractive yield.
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
Net cash provided by operating activities was $552.7 million for fiscal 2013, an increase of $82.9 million compared to fiscal 2012. Along with the increase in net income, the decrease in inventory and the increase in accounts payable also had a positive impact on cash flows.
Net cash used in investing activities includes capital expenditures and cash paid for acquisitions of businesses. Capital expenditures were $196.5 million and $160.8 million for fiscal 2013 and fiscal 2012, respectively. These capital expenditures primarily related to expansion efforts in the Rental Uniforms and Ancillary Products and Document Management Services operating segments. Capital expenditures for fiscal 2013 included $140.3 million for the Rental Uniforms and Ancillary Products operating segment and $37.4 million for the Document Management Services operating segment. Cash paid for acquisitions of businesses was $69.4 million and $24.9 million for fiscal 2013 and fiscal 2012, respectively. The acquisitions in fiscal 2013 occurred in our First Aid, Safety and Fire Protection Services and Document Management Services operating segments. The acquisitions in fiscal 2012 occurred in our Document Management Services, First Aid, Safety and Fire Protection Services and Rental Uniforms and Ancillary Products operating segments. Net cash used in investing activities for fiscal 2013 also includes net purchases of marketable securities and investments of $17.0 million. The cash used for capital expenditures and acquisitions in fiscal 2012 was offset by net proceeds from the redemption of marketable securities of $79.4 million.
Net cash used in financing activities was $256.1 million and $460.6 million for fiscal 2013 and 2012, respectively. On October 26, 2010, we announced that the Board of Directors authorized a $500.0 million share buyback program at market prices. We completed the October 26, 2010 share buyback program by purchasing 8.1 million shares of Cintas common stock in June and July 2011 for an aggregate purchase price of $259.5 million. On October 18, 2011, we announced that the Board of Directors authorized a new $500.0 million share buyback program. Beginning in April 2012, under the October 18, 2011 share buyback program through May 31, 2012, Cintas purchased a total of 3.3 million shares of Cintas common stock at an average price of $39.10 per share for a total purchase price of $129.6 million. For the fiscal year ended May 31, 2012, Cintas acquired 0.1 million shares of Cintas common stock in trade for employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $32.05 per share for a total purchase price of $3.2 million. During fiscal 2013, Cintas purchased a total of 5.1 million shares of Cintas common stock at an average price of $40.97 per share for a total purchase price of $208.0 million. From the inception of the October 18, 2011 share buyback program through July 30, 2013, Cintas has purchased a total of 8.6 million shares of Cintas common stock at an average price of $40.43 per share for a total purchase price of $348.9 million. For the fiscal year ended May 31, 2013, Cintas acquired 0.2 million shares of Cintas common stock in trade for employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $38.04 per share for a total purchase price of $7.7 million.
We paid an annual cash dividend of $79.7 million, or $0.64 per share, in December 2012. On a per share basis, this dividend is an increase of 18.5% over the dividend paid in fiscal 2012. This marks the 30th consecutive year that Cintas has increased its annual dividend, every year since going public in 1983.
As of May 31, 2013, we had $1,300.0 million aggregate principal amount in fixed rate senior notes outstanding with maturities ranging from 2016 to 2036. On June 1, 2012, Cintas repaid at maturity $225.0 million aggregate principal amount of its 6.00% senior notes due 2012. On June 5, 2012, Cintas issued $250.0 million aggregate principal amount of senior notes due June 1, 2022. These senior notes bear interest at a rate of 3.25% paid semi-annually beginning December 1, 2012. The net proceeds generated from the offering ($25.0 million) were used for general corporate purposes. As of May 31, 2013, we also had outstanding $250.0 million of 30-year senior notes issued in fiscal 2007 at a rate of 6.15%, $300.0 million of 10-year senior notes issued in fiscal 2008 at a rate of 6.125%, $250.0 million of 5-year senior notes issued in fiscal 2011 at a rate of 2.85% and $250.0 million of 10-year senior notes issued in 2011 at a rate of 4.30%. During fiscal 2009, Cintas initiated a $7.5 million loan with PIDC Regional Center, LP for funding related to a facility being built in Philadelphia. It is a 5-year note with a 2.75% interest rate due in fiscal 2014.
Cintas' commercial paper program has a capacity of $300.0 million that is fully supported by a backup revolving credit facility through a credit agreement with its banking group. This revolving credit facility has an accordion feature that allows for a maximum borrowing capacity of $450.0 million. The revolving credit facility was amended on October 7, 2011, to extend the maturity date from September 26, 2014 to October 6, 2016, to improve the applicable margin used to calculate the interest rate payable on any outstanding loans and the facility fee payable under the agreement and to replace the financial covenant regarding Cintas' net funded indebtedness to total capitalization with a requirement to maintain a leverage ratio of consolidated indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (debt to EBITDA) of no more than 3.5 to 1.0. We believe this program, along with cash generated from operations, will be adequate to provide necessary funding for our future cash requirements. No commercial paper or borrowings on our revolving credit facility were outstanding at May 31, 2013 or 2012.
Cintas has certain covenants related to debt agreements. These covenants limit our ability to incur certain liens, to engage in sale-leaseback transactions and to merge, consolidate or sell all or substantially all of Cintas' assets. These covenants also require Cintas to maintain certain debt to EBITDA and interest coverage ratios. Cross-default provisions exist between certain debt instruments. If a default of a significant covenant were to occur, the default could result in an acceleration of the maturity of the indebtedness, impair liquidity and limit the ability to raise future capital. As of May 31, 2013, Cintas was in compliance with all significant debt covenants.
Our access to the commercial paper and long-term debt markets has historically provided us with sources of liquidity. We do not anticipate having difficulty in obtaining financing from those markets in the future in view of our favorable experiences in the debt markets in the recent past. Our ability to continue to access the commercial paper and long-term debt markets on favorable interest rate and other terms will depend, to a significant degree, on the ratings assigned by the credit rating agencies to our indebtedness. As of May 31, 2013, our ratings were as follows:

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
Long-Term Contractual Obligations

(In thousands)	Payments Due by Period
	Total	One year or less	Two to three years	Four to five years	After five years

Long-term debt (1)	$1,309,166	$8,187	$697	$550,282	$750,000
Operating leases (2)	209,494	40,117	63,570	40,307	65,500
Interest payments (3)	653,148	64,311	128,289	102,195	358,353
Interest swap agreements	—	—	—	—	—
Unconditional purchase obligations	—	—	—	—	—
Total long-term contractual cash obligations	$2,171,808	$112,615	$192,556	$692,784	$1,173,853

Cintas also makes payments to defined contribution plans. The amount of contributions made to the defined contribution plans are at the discretion of the Board of Directors of Cintas. Future contributions are expected to increase approximately 3% to 5% annually. Based on that increase, payments due in one year or less would be $30.6 million, two to three years would be $65.9 million and four to five years would be $72.7 million. Payments for years thereafter are expected to continue increasing by approximately 5% each year.

(1)
Long-term debt primarily consists of $1,300.0 million in senior notes (reference Note 5 entitled Long-Term Debt and Derivatives of "Notes to Consolidated Financial Statements" for a detailed discussion of long-term debt).

(2)	Operating leases consist primarily of operational facility leases.

(3)	Interest payments could include interest on both fixed and variable rate debt. As of May 31, 2013, Cintas did not have commercial paper outstanding, and therefore did not have any variable rate debt.
Other Commitments

(In thousands)	Amount of Commitment Expiration per Period
	Total	One year or less	Two to three years	Four to five years	After five Years

Lines of credit (1)	$299,916	$—	$—	$299,916	$—
Standby letters of credit (2)	85,775	85,775	—	—	—
Guarantees	—	—	—	—	—
Standby repurchase obligations	—	—	—	—	—
Other commercial commitments	—	—	—	—	—
Total other commitments	$385,691	$85,775	$—	$299,916	$—

(1)	Back-up facility for the commercial paper program (reference Note 5 entitled Long-Term Debt and Derivatives of "Notes to Consolidated Financial Statements" for further discussion).

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
New Accounting Standards
In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2013-02 (ASU 2013-02), Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The update requires disclosure of amounts reclassified out of accumulated other comprehensive income (AOCI) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about these amounts. The guidance is effective prospectively for interim and annual financial periods beginning after December 15, 2012. This new guidance is effective for Cintas in the first quarter of fiscal 2014. Cintas does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

Uniforms and other rental items in service
Uniforms and other rental items in service are valued at cost less amortization, calculated using the straight-line method. Uniforms in service (other than cleanroom and flame resistant clothing) are amortized over their useful life of 18 months. Other rental items, including shop towels, mats, mops, cleanroom garments, flame resistant clothing, linens and restroom dispensers, are amortized over their useful lives, which range from 8 to 60 months. The amortization rates used are based on industry experience, Cintas' specific experience and wear tests performed by Cintas. These factors are critical to determining the amount of in service inventory that is presented in the consolidated financial statements.
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
Goodwill and impairment
Goodwill, obtained through acquisitions of businesses, is valued at cost less any impairment. Cintas completes an annual impairment test which includes the determination of the estimated fair value of its reporting units. This test includes comparisons to current market values, where available, and discounted cash flow analyses. Significant assumptions include growth rates based on historical trends and margin improvement leveraged from such growth, as well as discount rates. The methodology used is consistent with prior years. Based on the results of the annual impairment tests, Cintas was not required to recognize an impairment of goodwill for the fiscal years ended May 31, 2013, 2012 or 2011. Cintas will continue to perform impairment tests as of March 1 in future years and when indicators of impairment exist, if any, are noted.
Service contracts and other assets
Service contracts and other assets, which consist primarily of noncompete and consulting agreements obtained through acquisitions of businesses, are amortized by use of the straight-line method over the estimated lives of the agreements, which are generally 5 to 10 years. Certain noncompete agreements, as well as all service contracts, require that a valuation be determined using a discounted cash flow model. The assumptions and judgments used in these models involve estimates of cash flows and discount rates, among other factors. Because of the assumptions used to value these intangible assets, actual results over time could vary from original estimates. Impairment of service contracts and other assets is accomplished through specific identification. No impairment has been recognized by Cintas for the fiscal years ended May 31, 2013, 2012 or 2011.
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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
Earnings are affected by changes in short-term interest rates due to investments in marketable securities and money market accounts and periodic issuances of commercial paper. If short-term rates changed by one-half percent (or 50 basis points), Cintas' income before income taxes would change by approximately $0.1 million. This estimated exposure considers the effects on investments. This analysis does not consider the effects of a change in economic activity or a change in Cintas' capital structure.
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
Audited Consolidated Financial Statements for the Fiscal Years Ended May 31, 2013, 2012 and 2011

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
With the supervision of our Chief Executive Officer and our Chief Financial Officer, management assessed our internal control over financial reporting as of May 31, 2013. Management based its assessment on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed by our internal audit function.
Based on our assessment, management has concluded that our internal control over financial reporting was effective as of May 31, 2013, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.
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

Scott D. Farmer Chief Executive Officer

William C. Gale Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Cintas Corporation

We have audited Cintas Corporation's internal control over financial reporting as of May 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cintas Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Cintas Corporation maintained, in all material respects, effective internal control over financial reporting as of May 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cintas Corporation as of May 31, 2013 and 2012 and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended May 31, 2013 and our report dated July 30, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Cincinnati, Ohio
July 30, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Cintas Corporation
We have audited the accompanying consolidated balance sheets of Cintas Corporation as of May 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended May 31, 2013. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and schedule are the responsibility of Cintas Corporation's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cintas Corporation at May 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cintas Corporation's internal control over financial reporting as of May 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated July 30, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Cincinnati, Ohio
July 30, 2013

Consolidated Statements of Income
	Fiscal Years Ended May 31,
(In thousands except per share data)	2013	2012	2011

Revenue:
Rental uniforms and ancillary products	$3,044,587	$2,912,261	$2,692,248
Other services	1,271,884	1,189,739	1,118,136
	4,316,471	4,102,000	3,810,384
Costs and expenses:
Cost of rental uniforms and ancillary products	1,756,297	1,648,551	1,530,456
Cost of other services	773,107	714,841	670,641
Selling and administrative expenses	1,221,856	1,198,981	1,168,944

Operating income	565,211	539,627	440,343

Interest income	(409)	(1,942)	(2,030)
Interest expense	65,712	70,625	49,704

Income before income taxes	499,908	470,944	392,669
Income taxes	184,466	173,307	145,680
Net income	$315,442	$297,637	$246,989

Basic earnings per share	$2.53	$2.27	$1.68

Diluted earnings per share	$2.52	$2.27	$1.68

Dividends declared and paid per share	$0.64	$0.54	$0.49

See accompanying notes.

Consolidated Statements of Comprehensive Income
	Fiscal Years Ended May 31,
(In thousands)	2013	2012	2011

Net income	$315,442	$297,637	$246,989

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(1,087)	(17,815)	27,344
Change in fair value of derivatives(1)	(187)	(5,286)	(6,096)
Amortization of interest rate lock agreements	1,952	1,508	767
Change in fair value of available-for-sale securities(2)	14	24	3
Other(3)	768	(575)	656

Other comprehensive income (loss)	1,460	(22,144)	22,674

Comprehensive income	$316,902	$275,493	$269,663

(1)      Net of less than $0.1 million, $3.1 million and $3.8 million of tax expense for the fiscal years ended May 31, 2013, 2012 and 2011, respectively.

(2)      Net of less than $0.1 million of tax benefit for each of the fiscal years ended May 31, 2013, 2012 and 2011, respectively.

(3)     Net of $0.3 million of tax benefit, $0.2 million of tax expense and $0.2 million of tax benefit for the fiscal years ended May 31, 2013, 2012 and 2011, respectively.

See accompanying notes.

Consolidated Balance Sheets
	As of May 31,
(In thousands except share data)	2013	2012

Assets
Current assets:
Cash and cash equivalents	$352,273	$339,825
Marketable securities	5,680	—
Accounts receivable, principally trade, less allowance of $15,855 and $17,017, respectively	496,049	450,861
Inventories, net	240,440	251,205
Uniforms and other rental items in service	496,752	452,785
Income taxes, current	9,102	22,188
Prepaid expenses	24,530	21,222
Total current assets	1,624,826	1,538,086

Property and equipment, at cost, net	986,703	952,587

Goodwill	1,517,560	1,485,375
Service contracts, net	92,153	76,822
Other assets, net	124,390	112,836
	$4,345,632	$4,165,706
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$121,029	$94,840
Accrued compensation and related liabilities	78,050	91,214
Accrued liabilities	271,821	261,442
Deferred tax liability	77,169	2,559
Long-term debt due within one year	8,187	225,636
Total current liabilities	556,256	675,691

Long-term liabilities:
Long-term debt due after one year	1,300,979	1,059,166
Deferred income taxes	210,483	204,581
Accrued liabilities	76,422	87,133
Total long-term liabilities	1,587,884	1,350,880

Shareholders' equity:
Preferred stock, no par value:
100,000 shares authorized, none outstanding	—	—
Common stock, no par value:
425,000,000 shares authorized
2013: 174,786,010 shares issued and 122,281,507 shares outstanding
2012: 173,745,913 shares issued and 126,519,758 shares outstanding	186,332	148,255
Paid-in capital	109,822	107,019
Retained earnings	3,717,771	3,482,073
Treasury stock:
2013: 52,504,503 shares
2012: 47,226,155 shares	(1,850,556)	(1,634,875)
Other accumulated comprehensive income (loss):
Foreign currency translation	51,312	52,399
Unrealized loss on derivatives	(14,339)	(16,104)
Other	1,150	368
Total shareholders' equity	2,201,492	2,139,135
	$4,345,632	$4,165,706

See accompanying notes.

Consolidated
Statements of Shareholders' Equity

	Common Stock		Paid-In Capital	Retained Earnings	Other Accumulated Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
(In thousands)	Shares	Amount				Shares	Amount

Balance at June 1, 2010	173,207	$132,058	$84,616	$3,080,079	$36,133	(20,338)	$(798,857)	$2,534,029
Net income	—	—	—	246,989	—	—	—	246,989
Comprehensive income, net of tax	—	—	—	—	22,674	—	—	22,674
Dividends	—	—	—	(71,812)	—	—	—	(71,812)
Stock-based compensation	—	—	15,203	—	—	—	—	15,203
Vesting of stock-based compensation awards	139	3,343	(3,343)	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	(15,424)	(443,690)	(443,690)
Other	—	—	(744)	—	—	—	—	(744)
Balance at May 31, 2011	173,346	135,401	95,732	3,255,256	58,807	(35,762)	(1,242,547)	2,302,649
Net income	—	—	—	297,637	—	—	—	297,637
Comprehensive loss, net of tax	—	—	—	—	(22,144)	—	—	(22,144)
Dividends	—	—	—	(70,820)	—	—	—	(70,820)
Stock-based compensation	—	—	20,312	—	—	—	—	20,312
Vesting of stock-based compensation awards	297	9,513	(9,513)	—	—	—	—	—
Stock options exercised, net of shares surrendered	103	3,341	—	—	—	—	—	3,341
Repurchase of common stock	—	—	—	—	—	(11,464)	(392,328)	(392,328)
Other	—	—	488	—	—	—	—	488
Balance at May 31, 2012	173,746	148,255	107,019	3,482,073	36,663	(47,226)	(1,634,875)	2,139,135
Net income	—	—	—	315,442	—	—	—	315,442
Comprehensive income, net of tax	—	—	—	—	1,460	—	—	1,460
Dividends	—	—	—	(79,744)	—	—	—	(79,744)
Stock-based compensation	—	—	23,310	—	—	—	—	23,310
Vesting of stock-based compensation awards	610	23,270	(23,270)	—	—	—	—	—
Stock options exercised, net of shares surrendered	430	14,807	—	—	—	—	—	14,807
Repurchase of common stock	—	—	—	—	—	(5,279)	(215,681)	(215,681)
Other	—	—	2,763	—	—	—	—	2,763
Balance at May 31, 2013	174,786	$186,332	$109,822	$3,717,771	$38,123	(52,505)	$(1,850,556)	$2,201,492

See accompanying notes.

Consolidated Statements of Cash Flows
	Fiscal Years Ended May 31,
(In thousands)	2013	2012	2011
Cash flows from operating activities:
Net income	$315,442	$297,637	$246,989
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	165,664	155,831	150,886
Amortization of intangible assets	23,713	38,334	42,581
Stock-based compensation	23,310	20,312	15,203
Deferred income taxes	48,023	56,727	47,908
Change in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(42,704)	(24,261)	(48,986)
Inventories, net	10,997	(2,330)	(78,824)
Uniforms and other rental items in service	(44,179)	(60,279)	(58,180)
Prepaid expenses	(3,281)	(1,496)	360
Accounts payable	25,023	(12,557)	29,215
Accrued compensation and related liabilities	(13,161)	11,625	12,493
Accrued liabilities and other	31,873	(20,371)	(2,167)
Income taxes, current	12,028	10,690	(16,592)
Net cash provided by operating activities	552,748	469,862	340,886

Cash flows from investing activities:
Capital expenditures	(196,486)	(160,802)	(182,592)
Proceeds from redemption of marketable securities	161,478	665,016	139,056
Purchase of marketable securities and investments	(178,464)	(585,655)	(78,307)
Acquisitions of businesses, net of cash acquired	(69,370)	(24,864)	(171,552)
Other	(1,339)	2,011	(5,198)
Net cash used in investing activities	(284,181)	(104,294)	(298,593)

Cash flows from financing activities:
Proceeds from issuance of debt	250,000	—	1,002,281
Repayment of debt	(225,636)	(1,323)	(502,208)
Proceeds from exercise of stock-based compensation awards	14,807	3,341	—
Dividends paid	(79,744)	(70,820)	(71,812)
Repurchase of common stock	(215,681)	(392,328)	(443,690)
Other	196	555	(4,609)
Net cash used in financing activities	(256,058)	(460,575)	(20,038)

Effect of exchange rate changes on cash and cash equivalents	(61)	(3,274)	4,570

Net increase (decrease) in cash and cash equivalents	12,448	(98,281)	26,825
Cash and cash equivalents at beginning of year	339,825	438,106	411,281
Cash and cash equivalents at end of year	$352,273	$339,825	$438,106

See accompanying notes.

Notes to Consolidated Financial Statements

1.  Significant Accounting Policies
Business description.  Cintas Corporation (collectively with its majority-owned subsidiaries and any entities over which it has control, "Cintas") provides highly specialized products and services to businesses of all types primarily throughout North America, as well as Latin America, Europe and Asia. Cintas is North America's leading provider of corporate identity uniforms through rental and sales programs, as well as a significant provider of related business services, including entrance mats, restroom cleaning services and supplies, carpet and tile cleaning services, first aid, safety and fire protection products and services and document management services. Cintas' products and services are designed to enhance its customers' images and to provide additional safety and protection in the workplace.
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
Cash and cash equivalents.  Cintas considers all highly liquid investments with a maturity of three months or less, at date of purchase, to be cash equivalents. At May 31, 2013, cash and cash equivalents includes $28.5 million of restricted cash used as collateral associated with the general insurance program.
Marketable securities.  Marketable securities are comprised of fixed income securities and are classified as available-for-sale.
Accounts receivable.  Accounts receivable is comprised of amounts owed through product shipments and services provided and is presented net of an allowance for doubtful accounts. The allowance is an estimate based on historical rates of collectability and allowances for specific accounts identified as uncollectible. The allowance that is an estimate based on Cintas' historical rates of collectability is recorded for overdue amounts, beginning with a nominal percentage and increasing substantially as the account ages. The amount provided as the account ages will differ slightly between the Rental Uniforms and Ancillary Products operating segment and the three other operating segments because of differences in customers served and the nature of each operating segment. When an account is considered uncollectible, it is written off against the allowance for doubtful accounts.
Inventories.  Inventories are valued at the lower of cost (first-in, first-out) or market. Cintas applies a commonly accepted practice of using inventory turns to apply variances between actual and standard costs to the inventory balances. The judgments and estimates used to calculate inventory turns will have an impact on the valuation of inventories at the lower of cost or market. Inventory is comprised of the following amounts:

(In thousands)	2013	2012

Raw materials	$19,800	$19,138
Work in process	17,353	13,052
Finished goods	203,287	219,015
	$240,440	$251,205

Inventories are recorded net of reserves for obsolete inventory of $29.5 million and $29.4 million as of May 31, 2013 and 2012, respectively. The inventory obsolescence reserve is determined by specific identification, as well as an estimate based on Cintas' historical rates of obsolescence.
Uniforms and other rental items in service.  These items are valued at cost less amortization, calculated using the straight-line method. Uniforms in service (other than cleanroom and flame resistant clothing) are amortized over their useful life of 18 months. Other rental items, including shop towels, mats, mops, cleanroom garments, flame resistant clothing, linens and restroom dispensers, are amortized over their useful lives, which range from 8 to 60 months. The amortization rates used are based on industry experience, Cintas' specific experience and wear tests performed by Cintas. These factors are critical to determining the amount of in service inventory that is presented in the consolidated financial statements.
Property and equipment.  Property and equipment is stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method primarily over the following estimated useful lives of the assets based on industry and company specific experience, in years:

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
Goodwill.  Goodwill, obtained through acquisitions of businesses, is valued at cost less any impairment. Goodwill is separately disclosed from other intangible assets on the consolidated balance sheet and not amortized. Cintas completes an annual goodwill impairment test which includes the determination of the estimated fair value of its reporting units. The methodology used is consistent with prior years. Based on the results of the annual impairment test, Cintas was not required to recognize an impairment of goodwill for the fiscal years ended May 31, 2013, 2012 or 2011. Cintas will continue to perform impairment tests as of March 1 in future years and when indicators of impairment exist, if any, are noted.
Service contracts and other assets.  Service contracts and other assets, which consist primarily of noncompete and consulting agreements obtained through acquisitions of businesses, are amortized by use of the straight-line method over the estimated lives of the agreements, which are generally 5 to 10 years. Certain noncompete agreements, as well as all service contracts, require that a valuation be determined using a discounted cash flow model. The assumptions and judgments used in these models involve estimates of cash flows and discount rates, among other factors. Because of the assumptions used to value these intangible assets, actual results over time could vary from original estimates. Impairment of service contracts and other assets is accomplished through specific identification. No impairment has been recognized by Cintas for the fiscal years ended May 31, 2013, 2012 or 2011.
Accrued liabilities.  Current accrued liabilities are recorded when it is probable that a liability has occurred and the amount of the liability can be reasonably estimated. Current accrued liabilities include the following amounts:

(In thousands)	2013	2012

General insurance liabilities	$96,930	$82,611
Employee benefit related liabilities	59,221	56,134
Taxes and related liabilities	7,776	8,523
Accrued interest	26,816	29,523
Other	81,078	84,651
	$271,821	$261,442

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

Other accounting pronouncements. In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2013-02 (ASU 2013-02), Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The update requires disclosure of amounts reclassified out of accumulated other comprehensive income (AOCI) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about these amounts. The guidance is effective prospectively for interim and annual financial periods beginning after December 15, 2012. This new guidance is effective for Cintas in the first quarter of fiscal 2014. Cintas does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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
All financial instruments that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the consolidated balance sheet date. These financial instruments measured at fair value on a recurring basis are summarized below:

(In thousands)	As of May 31, 2013
	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$352,273	$—	$—	$352,273
Marketable securities:
U.S. municipal bonds	—	5,680	—	5,680
Accounts receivable, net	—	39	—	39
Total assets at fair value	$352,273	$5,719	$—	$357,992

(In thousands)	As of May 31, 2012
	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$339,825	$—	$—	$339,825
Total assets at fair value	$339,825	$—	$—	$339,825

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

The types of financial instruments Cintas classifies within Level 2 include highly rated U.S. state or municipal bonds. The valuation technique used for Cintas’ marketable securities classified within Level 2 of the fair value hierarchy is primarily the market approach. The primary inputs to value Cintas’ marketable securities is the respective instruments future cash flows based on its stated yield and the amount a market participant would pay for a similar instrument. Primarily all of Cintas’ marketable securities are actively traded and the recorded fair value reflects current market conditions. However, due to the inherent volatility in the investment market, there is at least a possibility that recorded investment values may change in the near term.

Interest, realized gains and losses and declines in value determined to be other than temporary on available-for-sale securities are included in interest income or expense. The cost of the securities sold is based on the specific identification method. The amortized cost basis of the marketable securities as of May 31, 2013 was $5.7 million. Purchases of marketable securities were $167.1 million, $579.7 million and $62.7 million for the fiscal years ended May 31, 2013, 2012 and 2011, respectively. There were no outstanding marketable securities as of May 31, 2012. All outstanding marketable securities as of May 31, 2013 had contractual maturities due within one year.

Accounts receivable, net include foreign currency forward contracts. The fair value of Cintas' foreign currency forward contracts are based on similar exchange traded derivatives (market approach) and are, therefore, included within Level 2 of the fair value hierarchy.

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

3.  Property and Equipment

(In thousands)	2013	2012

Land	$112,311	$108,176
Buildings and improvements	512,717	497,249
Equipment	1,631,213	1,478,270
Leasehold improvements	27,543	25,502
Construction in progress	58,463	62,370
	2,342,247	2,171,567
Less: accumulated depreciation	1,355,544	1,218,980
	$986,703	$952,587

Interest expense is net of capitalized interest of $1.3 million and $2.2 million for the fiscal years ended May 31, 2012 and 2011, respectively. Interest was not capitalized during the fiscal year ended May 31, 2013.

4.  Goodwill, Service Contracts and Other Assets
Changes in the carrying amount of goodwill and service contracts for the fiscal years ended May 31, 2013 and 2012, by operating segment, are as follows:

Goodwill (in thousands)	Rental Uniforms & Ancillary Products	Uniform Direct Sales	First Aid, Safety & Fire Protection	Document Management	Total

Balance as of June 1, 2011	$943,177	$23,995	$192,944	$327,766	$1,487,882
Goodwill acquired (adj.)	2,163	—	(479)	945	2,629
Foreign currency translation	(891)	(27)	—	(4,218)	(5,136)
Balance as of May 31, 2012	$944,449	$23,968	$192,465	$324,493	$1,485,375
Goodwill acquired	—	—	24,524	7,616	32,140
Foreign currency translation	(124)	(26)	—	195	45
Balance as of May 31, 2013	$944,325	$23,942	$216,989	$332,304	$1,517,560

Service Contracts (in thousands)	Rental Uniforms & Ancillary Products	Uniform Direct Sales	First Aid, Safety & Fire Protection	Document Management	Total

Balance as of June 1, 2011	$44,628	$—	$35,878	$21,806	$102,312
Service contracts acquired	1,346	—	838	4,470	6,654
Service contracts amortization	(15,569)	—	(7,382)	(7,219)	(30,170)
Foreign currency translation	(1,249)	—	—	(725)	(1,974)
Balance as of May 31, 2012	$29,156	$—	$29,334	$18,332	$76,822
Service contracts acquired	—	—	11,413	24,670	36,083
Service contracts amortization	(6,002)	—	(7,936)	(6,766)	(20,704)
Foreign currency translation	(19)	—	—	(29)	(48)
Balance as of May 31, 2013	$23,135	$—	$32,811	$36,207	$92,153

Information regarding Cintas' service contracts and other assets is as follows:

	As of May 31, 2013
(In thousands)	Carrying Amount	Accumulated Amortization	Net

Service contracts	$420,499	$328,346	$92,153

Noncompete and consulting agreements	$77,863	$72,970	$4,893
Investments (1)	101,525	—	101,525
Other	22,711	4,739	17,972
Total	$202,099	$77,709	$124,390

	As of May 31, 2012
(In thousands)	Carrying Amount	Accumulated Amortization	Net

Service contracts	$384,622	$307,800	$76,822

Noncompete and consulting agreements	$76,036	$69,954	$6,082
Investments (1)	90,198	—	90,198
Other	19,828	3,272	16,556
Total	$186,062	$73,226	$112,836

(1)
Investments at May 31, 2013, include the cash surrender value of insurance policies of $73.0 million, equity method investments of $27.6 million and cost method investments of $0.9 million. During fiscal 2013, Cintas sold stock of an equity method investment for a gain of $8.5 million. Investments at May 31, 2012, include the cash surrender value of insurance policies of $57.4 million, equity method investments of $31.9 million and cost method investments of $0.9 million.

Amortization expense was $23.7 million, $38.3 million and $42.6 million for the fiscal years ended May 31, 2013, 2012 and 2011, respectively. Estimated amortization expense, excluding any future acquisitions, for each of the next five years is $22.1 million, $19.2 million, $14.0 million, $8.9 million and $7.7 million, respectively.
Investments recorded using the cost method are evaluated for impairment on an annual basis or when indicators of impairment are identified. For fiscal 2013, 2012, and 2011, no losses due to impairment were recorded.

5.  Long-Term Debt and Derivatives

(In thousands)	2013	2012

Unsecured term notes due through 2036 at an average rate of 4.59%	$1,309,166	$1,284,802
Less: amounts due within one year	8,187	225,636
	$1,300,979	$1,059,166

Cintas' senior notes are recorded at cost. The fair value is estimated using Level 2 inputs based on Cintas' current incremental borrowing rate for similar types of borrowing arrangements. The carrying value and fair value of Cintas' long-term debt as of May 31, 2013 were $1,309.2 million and $1,447.1 million and as of May 31, 2012 were $1,284.8 million and $1,420.2 million.

Letters of credit outstanding were $85.8 million and $85.7 million at May 31, 2013 and 2012, respectively. Maturities of long-term debt during each of the next five years are $8.2 million, $0.5 million, $0.2 million, $250.2 million and $300.1 million, respectively.
Interest paid was $68.4 million, $62.3 million and $49.2 million for the fiscal years ended May 31, 2013, 2012 and 2011, respectively.
Cintas' commercial paper program has a capacity of $300.0 million that is fully supported by a backup revolving credit facility through a credit agreement with its banking group. This revolving credit facility has an accordion feature that allows for a maximum borrowing capacity of $450.0 million. The revolving credit facility was amended on October 7, 2011, to extend the maturity date from September 26, 2014 to October 6, 2016, to improve the applicable margin used to calculate the interest rate payable on any outstanding loans and the facility fee payable under the agreement and to replace the financial covenant regarding Cintas' net funded indebtedness to total capitalization with a requirement to maintain a leverage ratio of consolidated indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (debt to EBITDA) of no more than 3.5 to 1.0. We believe this program, along with cash generated from operations, will be adequate to provide necessary funding for our future cash requirements. No commercial paper or borrowings on our revolving credit facility were outstanding at May 31, 2013 or 2012.
On June 1, 2012, Cintas repaid at maturity $225.0 million aggregate principal amount of its 6.00% senior notes due 2012. Subsequently, on June 5, 2012, Cintas issued $250.0 million aggregate principal amount of senior notes due June 1, 2022. These senior notes bear interest at a rate of 3.25% paid semi-annually beginning December 1, 2012. The net proceeds ($25.0 million) generated from the offering were used for general corporate purposes.
Cintas used interest rate lock agreements to hedge against movements in the treasury rates at the time Cintas issued its senior notes in fiscal 2002, 2007, 2008 and 2011. In addition, during the fourth quarter of fiscal 2012, Cintas entered into a new interest rate lock agreement in anticipation of the fiscal 2013 issuance. The amortization of the cash flow hedges resulted in a credit to other comprehensive income of $2.0 million, $1.5 million and $0.8 million for the fiscal years ended May 31, 2013, 2012 and 2011, respectively.
To hedge the exposure of movements in the foreign currency rates, Cintas may use foreign currency hedges. These hedges reduce the impact on cash flows from movements in the foreign currency exchange rates. Examples of foreign currency hedge instruments that Cintas may use are average rate options and forward contracts. Cintas had forward contracts included in accounts receivable of less than $0.1 million at May 31, 2013. Cintas did not have any forward contracts included in accounts receivable at May 31, 2012. These instruments did not impact foreign currency exchange during fiscal 2013 and increased foreign currency exchange loss by less than $0.1 million during fiscal 2012.
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
The minimum rental payments under noncancelable lease arrangements for each of the next five years and thereafter are $40.1 million, $34.5 million, $29.1 million, $22.7 million, $17.6 million and $65.5 million, respectively.
Rent expense under operating leases during the fiscal years ended May 31, 2013, 2012 and 2011, was $52.2 million, $48.7 million and $45.7 million, respectively.

7.  Income Taxes

(In thousands)	2013	2012	2011

Income before income taxes consist of the following components:
U.S. operations	$485,046	$454,811	$377,922
Foreign operations	14,862	16,133	14,747
	$499,908	$470,944	$392,669

(In thousands)	2013	2012	2011

Income tax expense consists of the following components:
Current:
Federal	$109,964	$139,251	$70,811
State and local	12,478	17,780	15,063
	122,442	157,031	85,874
Deferred	62,024	16,276	59,806
	$184,466	$173,307	$145,680

(In thousands)	2013	2012	2011

Reconciliation of income tax expense using the statutory rate and actual income tax expense is as follows:
Income taxes at the U.S. federal statutory rate	$174,968	$164,830	$137,434
State and local income taxes, net of federal benefit	12,192	11,876	11,984
Other	(2,694)	(3,399)	(3,738)
	$184,466	$173,307	$145,680

The components of deferred income taxes included on the consolidated balance sheets are as follows:

(In thousands)	2013	2012

Deferred tax assets:
Allowance for doubtful accounts	$5,322	$5,577
Inventory obsolescence	12,220	11,507
Insurance and contingencies	33,984	28,708
Stock-based compensation	17,513	16,017
Foreign tax credit carry-forward	5,397	9,054
Treasury locks	8,020	9,032
Other	20,030	9,421
	102,486	89,316
Valuation allowance	(12,789)	(9,054)
	89,697	80,262
Deferred tax liabilities:
In service inventory	131,334	64,061
Property	123,904	122,675
Intangibles	99,267	88,696
State taxes and other	22,844	11,970
	377,349	287,402
Net deferred tax liability	$287,652	$207,140

Although realization is not assured, management believes it is more likely than not that the recorded deferred tax assets, net of valuation allowances, will be realized.

Income taxes paid were $122.2 million, $160.8 million and $105.8 million for the fiscal years ended May 31, 2013, 2012 and 2011, respectively.

In the fourth quarter of fiscal 2012, Cintas repatriated approximately $110 million of cash from foreign subsidiaries on which no U.S. federal income taxes were previously provided, since Cintas had previously intended to permanently reinvest cumulative undistributed earnings of its foreign subsidiaries in foreign operations. Cintas recognized an income tax expense of $8.9 million, net of foreign tax credits in fiscal 2012 as a result of the repatriation described above.

Undistributed earnings of foreign subsidiaries were approximately $194.0 million, $140.7 million and $222.0 million as of May 31, 2013, 2012 and 2011, respectively, for which deferred taxes have not been provided. Such earnings are considered to be permanently reinvested in Cintas' foreign subsidiaries. If such earnings were repatriated, additional tax expense may result. The current calculation of such additional taxes is not practicable.
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
As of May 31, 2013 and 2012, there was $10.9 million and $9.0 million, respectively, in total unrecognized tax benefits, which, if recognized, would favorably impact Cintas' effective tax rate. Cintas recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense in the consolidated statements of income, which is consistent with the recognition of these items in prior reporting periods. The total amount accrued for interest and penalties as of May 31, 2013 and 2012, was $1.1 million and $2.0 million, respectively. Cintas records this tax liability as current and long-term accrued liabilities on the consolidated balance sheets, as appropriate.

In the normal course of business, Cintas provides for uncertain tax positions and the related interest, and adjusts its unrecognized tax benefits and accrued interest accordingly. Unrecognized tax benefits related to continuing operations decreased by $29.2 million in fiscal 2013, decreased by $55.0 million in fiscal 2012 and increased by $6.4 million in fiscal 2011. Accrued interest decreased by $0.9 million, $7.1 million and $6.6 million in fiscal 2013, 2012 and 2011, respectively.
A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits (exclusive of interest and penalties) is as follows:

(In thousands)

Balance at June 1, 2011	$103,099
Additions for tax positions of prior years	5,660
Settlements	(5,048)
Change in tax regulations	(57,182)
Statute expirations	(1,998)
Balance at May 31, 2012	$44,531
Additions based on tax positions related to the current year	1,843
Additions for tax positions of prior years	2,960
Change in tax regulations	(33,600)
Statute expirations	(2,025)
Balance at May 31, 2013	$13,709

On December 23, 2011, the U.S. Department of the Treasury and the Internal Revenue Service issued temporary regulations (Regulations Section 2011-14) that provide guidance on amounts paid to improve tangible property and acquire or produce tangible property, as well as guidance regarding the disposition of property and the expensing of supplies and materials. The effective date of the final regulations was extended and will be effective for Cintas' fiscal year ending May 31, 2015. Early adoption is available, and as such, Cintas elected early adoption of the regulations on specific assets (material and supplies) resulting in gross decreases in unrecognized tax benefits of $33.6 million and $57.2 million in fiscal 2013 and 2012, respectively. Due to indications of coming changes to the de minimis and disposition rules, Cintas continues to review these regulations but does not believe there will be a material impact on the consolidated financial statements when they are fully adopted.
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
All U.S. federal income tax returns are closed to audit through fiscal 2010. Cintas is currently in advanced stages of various audits in certain foreign jurisdictions and certain domestic states. The years under audit cover fiscal years back to 2005. Based on the resolution of the various audits and other potential regulatory developments, it is reasonably possible that the balance of unrecognized tax benefits could decrease by approximately $1.4 million for the fiscal year ending May 31, 2014.

8.  Acquisitions
The purchase price paid for each acquisition has been allocated to the fair value of the assets acquired and liabilities assumed. During fiscal 2013, Cintas acquired three First Aid, Safety and Fire Protection Services operating segment businesses and twelve Document Management Services operating segment businesses. During fiscal 2012, Cintas acquired two Uniform Rental and Ancillary Products operating segment businesses, two First Aid, Safety and Fire Protection Services operating segment businesses and four Document Management Services operating segment businesses.
The following summarizes the aggregate purchase price for all businesses acquired:

(In thousands)	2013	2012

Fair value of tangible assets acquired	$7,212	$536
Fair value of service contracts acquired	34,858	5,494
Fair value of other intangibles acquired	2,049	743
Net goodwill recognized	32,133	2,618
Total fair value of assets acquired	76,252	9,391
Fair value of liabilities assumed and incurred (settled)	6,882	(15,473)
Total cash paid for acquisitions	$69,370	$24,864

The results of operation for the acquired businesses are included in the consolidated statements of income from the dates of acquisition. The pro forma revenue, net income and earnings per share information relating to acquired businesses are not presented because they are not significant to Cintas.

9.  Defined Contribution Plans
Cintas' Partners' Plan (the Plan) is a non-contributory profit sharing plan and Employee Stock Ownership Plan (ESOP) for the benefit of substantially all U.S. Cintas employee-partners who have completed one year of service. The Plan also includes a 401(k) savings feature covering substantially all U.S. employee-partners. The amounts of contributions to the Plan and ESOP, as well as the matching contribution to the 401(k), are made at the discretion of Cintas. Total contributions, including Cintas' matching contributions, which approximate cost, were $28.4 million, $26.0 million and $21.1 million for the fiscal years ended May 31, 2013, 2012 and 2011, respectively.
Cintas has a non-contributory deferred profit sharing plan (DPSP), which covers substantially all Canadian employee-partners. In addition, a registered retirement savings plan (RRSP) is offered to those employees. The amounts of contributions to the DPSP, as well as the matching contribution to the RRSP, are made at the discretion of Cintas. Total contributions, which approximate cost, were $1.4 million, $1.3 million and $1.0 million for the fiscal years ended May 31, 2013, 2012 and 2011, respectively.
Cintas has a supplemental executive retirement plan (SERP) subject to Section 409A of the Internal Revenue Code for the benefit of certain highly compensated Cintas employee-partners. The SERP allows participants to defer the receipt of compensation which would otherwise become payable to them. Matching contributions are made at the discretion of Cintas. Total matching contributions were $4.7 million, $5.7 million and $6.1 million for the fiscal years ended May 31, 2013, 2012 and 2011, respectively.

10.  Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Cintas' common shares:

(In thousands except per share data)	2013	2012	2011

Basic Earnings per Share
Net income	$315,442	$297,637	$246,989
Less dividends to:
Common shares	$78,866	$70,055	$71,197
Unvested shares	878	765	615
Total dividends	$79,744	$70,820	$71,812

Undistributed net income	$235,698	$226,817	$175,177
Less: net income allocated to participating unvested securities	1,896	1,880	1,097
Net income available to common shareholders	$233,802	$224,937	$174,080
Basic weighted average common shares outstanding	123,956	129,891	146,586

Basic earnings per share:
Common shares — distributed earnings	$0.64	$0.54	$0.49
Common shares — undistributed earnings	1.89	1.73	1.19
Total common shares	$2.53	$2.27	$1.68

Unvested shares — distributed earnings	$0.64	$0.54	$0.49
Unvested shares — undistributed earnings	1.89	1.73	1.19
Total unvested shares	$2.53	$2.27	$1.68

(In thousands except per share data)	2013	2012	2011

Diluted Earnings per Share
Net income	$315,442	$297,637	$246,989
Less dividends to:
Common shares	$78,866	$70,055	$71,197
Unvested shares	878	765	615
Total dividends	$79,744	$70,820	$71,812

Undistributed net income	$235,698	$226,817	$175,177
Less: net income allocated to participating unvested securities	1,896	1,880	1,097
Net income available to common shareholders	$233,802	$224,937	$174,080
Basic weighted average common shares outstanding	123,956	129,891	146,586
Effect of dilutive securities — employee stock options	575	142	—
Diluted weighted average common shares outstanding	124,531	130,033	146,586

Diluted earnings per share:
Common shares — distributed earnings	$0.64	$0.54	$0.49
Common shares — undistributed earnings	1.88	1.73	1.19
Total common shares	$2.52	$2.27	$1.68

Unvested shares — distributed earnings	$0.64	$0.54	$0.49
Unvested shares — undistributed earnings	1.88	1.73	1.19
Total unvested shares	$2.52	$2.27	$1.68
For the fiscal years ended May 31, 2013, 2012 and 2011, options granted to purchase 0.7 million, 2.0 million and 3.9 million shares of Cintas common stock, respectively, were excluded from the computation of diluted earnings per share. The exercise prices of these options were greater than the average market price of the common shares (anti-dilutive).
We completed the October 26, 2010 share buyback program by purchasing 8.1 million shares of Cintas common stock in June and July 2011 for a total of $259.5 million. On October 18, 2011, we announced that the Board of Directors authorized an additional $500.0 million share buyback program.  Under this new program, we purchased 3.3 million shares of Cintas common stock in April and May 2012 for a total purchase price of $129.6 million. During fiscal 2013, Cintas purchased a total of 5.1 million shares of Cintas common stock at an average price of $40.97 per share for a total purchase price of $208.0 million. From the inception of the October 18, 2011 share buyback program through July 30, 2013, Cintas has purchased a total of 8.6 million shares of Cintas common stock at an average price of $40.43 per share for a total purchase price of $348.9 million. In addition, for the fiscal year ended May 31, 2013, Cintas acquired 0.2 million shares of Cintas common stock in trade for employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $38.04 per share for a total purchase price of $7.7 million.

11.  Stock-Based Compensation
Under the 2005 Equity Compensation Plan adopted by Cintas in fiscal 2006, Cintas may grant officers and key employee-partners equity compensation in the form of stock options, stock appreciation rights, restricted and unrestricted stock awards, performance awards and other stock unit awards up to an aggregate of 14,000,000 shares of Cintas' common stock. At May 31, 2013, 6,148,994 shares of common stock are reserved for future issuance under the 2005 Equity Compensation Plan. The compensation cost for stock-based awards was $23.3 million, $20.3 million and $15.2 million for the fiscal years ended May 31, 2013, 2012 and 2011, respectively. The total income tax benefit recognized in the consolidated income statement for share-based compensation arrangements was $6.6 million, $5.6 million and $4.5 million for the fiscal years ended May 31, 2013, 2012 and 2011, respectively.

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
The fair value of these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	2013	2012	2011

Risk-free interest rate	1.3%	2.4%	2.5%
Dividend yield	1.8%	1.7%	1.5%
Expected volatility of Cintas' common stock	28.0%	28.0%	30.0%
Expected life of the option in years	7.5	7.5	7.5

The risk-free interest rate is based on U.S. government issues with a remaining term equal to the expected life of the stock options. The determination of expected volatility is based on historical volatility of Cintas' common stock over the period commensurate with the expected term of stock options, as well as other relevant factors. The weighted average expected term was determined based on the historical employee exercise behavior of the options. The weighted-average fair value of stock options granted during fiscal 2013, 2012 and 2011 was $9.55, $9.48 and $8.04, respectively.
The information presented in the following table relates primarily to stock options granted and outstanding under either the 2005 Equity Compensation Plan or under previously adopted plans:

	Shares	Weighted Average Exercise Price

Outstanding, June 1, 2010 (1,838,530 shares exercisable)	6,467,206	$37.63
Granted	2,030,764	32.42
Canceled	(833,267)	38.76
Exercised	—	—
Outstanding, May 31, 2011 (1,945,207 shares exercisable)	7,664,703	36.12
Granted	1,638,907	36.26
Canceled	(1,591,480)	36.90
Exercised	(103,013)	32.66
Outstanding, May 31, 2012 (2,105,702 shares exercisable)	7,609,117	36.04
Granted	1,722,081	44.67
Canceled	(884,384)	38.69
Exercised	(561,176)	36.44
Outstanding, May 31, 2013 (1,815,795 shares exercisable)	7,885,638	$37.60

The intrinsic value of stock options exercised was $3.7 million and $0.6 million for the fiscal years ended May 31, 2013 and 2012, respectively. The total cash received from employees as a result of employee stock option exercises for the fiscal years ended May 31, 2013 and 2012 was $14.8 million and $3.3 million, respectively. There were no stock options exercised during the fiscal year ended May 31, 2011.
The fair value of stock options vested was $13.2 million, $12.9 million and $9.0 million for the fiscal years ended May 31, 2013, 2012 and 2011, respectively.

The following table summarizes the information related to stock options outstanding at May 31, 2013:

		Outstanding Options		Exercisable Options
Range of Exercise Prices	Number Outstanding	Average Remaining Option Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 20.29 – $ 34.05	1,720,863	6.65	$27.01	352,058	$26.71
34.06 – 37.83	1,338,274	7.39	34.94	97,092	36.28
37.84 – 41.98	1,959,113	6.97	38.59	377,057	39.63
41.99 – 49.30	2,867,388	7.20	44.43	989,588	43.11
$ 20.29 – $ 49.30	7,885,638	7.05	$37.60	1,815,795	$38.85

At May 31, 2013, the aggregate intrinsic value of stock options outstanding and exercisable was $63.8 million and $12.4 million, respectively. The weighted-average remaining contractual term of stock options exercisable is 2.3 years.
Restricted Stock Awards
Restricted stock awards consist of Cintas' common stock that is subject to such conditions, restrictions and limitations as the Compensation Committee of the Board of Directors determines to be appropriate. The vesting period is generally three years after the grant date. The recipient of restricted stock awards will have all rights of a shareholder of Cintas, including the right to vote and the right to receive cash dividends, during the vesting period. Cintas recognizes compensation expense for these restricted stock awards using the straight-line recognition method over the vesting period.
The information presented in the following table relates to restricted stock awards granted and outstanding under either the 2005 Equity Compensation Plan or under previously adopted plans:

	Shares	Weighted Average Grant Price
Outstanding, unvested grants at June 1, 2010	1,407,351	$27.45
Granted	712,721	31.59
Canceled	(66,754)	25.54
Vested	(135,936)	39.26
Outstanding, unvested grants at May 31, 2011	1,917,382	28.22
Granted	452,267	35.95
Canceled	(188,685)	30.62
Vested	(291,968)	27.60
Outstanding, unvested grants at May 31, 2012	1,888,996	29.93
Granted	810,453	41.72
Canceled	(73,856)	31.78
Vested	(610,570)	25.40
Outstanding, unvested grants at May 31, 2013	2,015,023	$35.97

The remaining unrecognized compensation cost related to unvested stock options and restricted stock at May 31, 2013, was $62.3 million. The weighted-average period of time over which this cost will be recognized is 2.5 years.

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
Cintas is a defendant in a purported class action lawsuit, Mirna E. Serrano, et al. v. Cintas Corporation (Serrano), filed on May 10, 2004, and pending in the United States District Court, Eastern District of Michigan, Southern Division. The Serrano plaintiffs alleged that Cintas discriminated against women in hiring into various service sales representative positions across all divisions of Cintas. On November 15, 2005, the Equal Employment Opportunity Commission (EEOC) intervened in the Serrano lawsuit. The Serrano plaintiffs seek injunctive relief, compensatory damages, punitive damages, attorneys' fees and other remedies. On October 27, 2008, the United States District Court in the Eastern District of Michigan granted summary judgment in favor of Cintas limiting the scope of the putative class in the Serrano lawsuit to female applicants for service sales representative positions at Cintas locations within the state of Michigan. Consequently, all claims brought by female applicants for service sales representative positions outside of the state of Michigan were dismissed. Similarly, any claims brought by the EEOC on behalf of similarly situated female applicants outside of the state of Michigan have also been dismissed from the Serrano lawsuit. In September 2010, the Court in Serrano dismissed all private individual claims and all claims of the EEOC and the 13 individuals it claimed to represent. The EEOC appealed the District Court's summary judgment decisions and various other rulings to the United States Court of Appeals for the Sixth Circuit. On November 9, 2012, the Sixth Circuit Court of Appeals reversed the District Court's opinion and remanded the claims back to the District Court. On April 16, 2013, Cintas filed with the United States Supreme Court a Petition for a Writ of Certiorari seeking to review the judgment of the United States Court of Appeals for the Sixth Circuit.
Cintas is a defendant in another purported class action lawsuit, Blanca Nelly Avalos, et al. v. Cintas Corporation (Avalos), which was filed in the United States District Court, Eastern District of Michigan, Southern Division. The Avalos plaintiffs alleged that Cintas discriminated against women, African-Americans and Hispanics in hiring into various service sales representative positions in Cintas' Rental division only throughout the United States. The Avalos plaintiffs sought injunctive relief, compensatory damages, punitive damages, attorneys' fees and other remedies. The claims in Avalos originally were brought in the lawsuit captioned Robert Ramirez, et al. v. Cintas Corporation (Ramirez), filed on January 20, 2004, in the United States District Court, Northern District of California, San Francisco Division. On May 11, 2006, the Ramirez and Avalos African-American, Hispanic and female failure to hire into service sales representative positions claims and the EEOC's intervention were consolidated for pretrial purposes with the Serrano case and transferred to the United States District Court for the Eastern District of Michigan, Southern Division. The consolidated case was known as Mirna E. Serrano/Blanca Nelly Avalos, et al. v. Cintas Corporation (Serrano/Avalos). On March 31, 2009, the United States District Court, Eastern District of Michigan, Southern Division entered an order denying class certification to all plaintiffs in the Serrano/Avalos lawsuits. Following denial of class certification, the Court permitted the individual Avalos and Serrano plaintiffs to proceed separately. In the Avalos case, the Court dismissed the remaining claims of the individual plaintiffs who remained in that case after the denial of class certification. On May 11, 2010, Plaintiff Tanesha Davis, on behalf of all similarly situated plaintiffs in the Avalos case, filed a notice of appeal of the District Court's summary judgment order in the United States Court of Appeals for the Sixth Circuit. On May 30, 2013, the United States Court of Appeals for the Sixth Circuit affirmed the denial of class certification.
The litigation discussed above, if decided or settled adversely to Cintas, may, individually or in the aggregate, result in liability material to Cintas' consolidated financial condition, consolidated results of operation or consolidated cash flows and could increase costs of operations on an ongoing basis. Any estimated liability relating to these proceedings is not determinable at this time. Cintas may enter into discussions regarding settlement of these and other lawsuits, and may enter into settlement agreements if it believes such settlement is in the best interest of Cintas' shareholders.

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

(In thousands)	Rental Uniforms & Ancillary Products	Uniform Direct Sales	First Aid, Safety & Fire Protection	Document Management	Corporate	Total
May 31, 2013
Revenue	$3,044,587	$461,328	$460,592	$349,964	$—	$4,316,471
Gross margin	$1,288,290	$134,985	$199,314	$164,478	$—	$1,787,067
Selling and admin. expenses	835,249	81,739	156,232	148,636	—	1,221,856
Interest income	—	—	—	—	(409)	(409)
Interest expense	—	—	—	—	65,712	65,712
Income before income taxes	$453,041	$53,246	$43,082	$15,842	$(65,303)	$499,908
Depreciation and amortization	$116,867	$8,049	$20,832	$43,629	$—	$189,377
Capital expenditures	$140,327	$6,908	$11,809	$37,442	$—	$196,486
Total assets	$2,830,941	$152,551	$398,614	$605,573	$357,953	$4,345,632

May 31, 2012
Revenue	$2,912,261	$433,994	$415,703	$340,042	$—	$4,102,000
Gross margin	$1,263,710	$129,614	$178,465	$166,819	$—	$1,738,608
Selling and admin. expenses	834,210	80,577	143,338	140,856	—	1,198,981
Interest income	—	—	—	—	(1,942)	(1,942)
Interest expense	—	—	—	—	70,625	70,625
Income before income taxes	$429,500	$49,037	$35,127	$25,963	$(68,683)	$470,944
Depreciation and amortization	$121,842	$7,087	$19,641	$45,595	$—	$194,165
Capital expenditures	$107,152	$5,161	$15,264	$33,225	$—	$160,802
Total assets	$2,770,491	$136,478	$362,128	$556,784	$339,825	$4,165,706

May 31, 2011
Revenue	$2,692,248	$419,222	$377,663	$321,251	$—	$3,810,384
Gross margin	$1,161,792	$126,475	$156,060	$164,960	$—	$1,609,287
Selling and admin. expenses	822,230	78,220	134,604	133,890	—	1,168,944
Interest income	—	—	—	—	(2,030)	(2,030)
Interest expense	—	—	—	—	49,704	49,704
Income before income taxes	$339,562	$48,255	$21,456	$31,070	$(47,674)	$392,669
Depreciation and amortization	$122,767	$6,720	$18,599	$45,381	$—	$193,467
Capital expenditures	$108,557	$5,223	$23,215	$45,597	$—	$182,592
Total assets	$2,721,261	$154,109	$355,332	$595,912	$525,326	$4,351,940

14.  Quarterly Financial Data (Unaudited)
The following is a summary of the results of operation for each of the quarters within the fiscal years ended May 31, 2013 and 2012:

May 31, 2013 (in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue	$1,051,325	$1,060,386	$1,075,674	$1,129,086
Gross margin	$445,875	$432,036	$441,941	$467,215
Net income	$76,733	$78,027	$74,705	$85,977
Basic earnings per share	$0.61	$0.63	$0.60	$0.69
Diluted earnings per share	$0.60	$0.63	$0.60	$0.69
Weighted average number of shares outstanding	126,110	124,185	123,120	122,392

May 31, 2012 (in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue	$1,017,180	$1,019,126	$1,012,112	$1,053,582
Gross margin	$439,040	$429,797	$425,903	$443,868
Net income	$68,638	$74,350	$76,035	$78,614
Basic earnings per share	$0.52	$0.57	$0.58	$0.60
Diluted earnings per share	$0.52	$0.57	$0.58	$0.60
Weighted average number of shares outstanding	131,309	129,727	129,735	128,788

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
Condensed consolidating financial statements for Cintas, Corp. 2, the subsidiary guarantors and non-guarantors are presented on the following pages:
Condensed Consolidating Income Statement

Year Ended May 31, 2013 (in thousands)	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Rental uniforms and ancillary products	$—	$2,314,386	$616,726	$220,946	$(107,471)	$3,044,587
Other services	—	1,587,000	31,210	124,234	(470,560)	1,271,884
Equity in net income of affiliates	315,442	—	—	—	(315,442)	—
	315,442	3,901,386	647,936	345,180	(893,473)	4,316,471
Costs and expenses (income):
Cost of rental uniforms and ancillary products	—	1,454,791	392,134	155,490	(246,118)	1,756,297
Cost of other services	—	1,016,074	(12,694)	77,103	(307,376)	773,107
Selling and administrative expenses	—	1,210,755	(66,640)	97,646	(19,905)	1,221,856
Operating income	315,442	219,766	335,136	14,941	(320,074)	565,211

Interest income	—	(40)	(272)	(28,334)	28,237	(409)
Interest expense (income)	—	66,584	(875)	3	—	65,712

Income before income taxes	315,442	153,222	336,283	43,272	(348,311)	499,908
Income taxes	—	54,474	119,556	10,479	(43)	184,466

Net income	$315,442	$98,748	$216,727	$32,793	$(348,268)	$315,442

Condensed Consolidating Income Statement

Year Ended May 31, 2012 (in thousands)	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Rental uniforms and ancillary products	$—	$2,233,085	$574,950	$210,683	$(106,457)	$2,912,261
Other services	—	1,488,163	28,660	117,791	(444,875)	1,189,739
Equity in net income of affiliates	297,637	—	—	—	(297,637)	—
	297,637	3,721,248	603,610	328,474	(848,969)	4,102,000
Costs and expenses (income):
Cost of rental uniforms and ancillary products	—	1,386,320	362,803	145,293	(245,865)	1,648,551
Cost of other services	—	955,148	(13,649)	73,130	(299,788)	714,841
Selling and administrative expenses	—	1,184,888	(69,882)	(145,953)	229,928	1,198,981
Operating income	297,637	194,892	324,338	256,004	(533,244)	539,627

Interest income	—	(111,631)	(589)	(190,345)	300,623	(1,942)
Interest expense (income)	—	72,212	(1,543)	(44)	—	70,625

Income before income taxes	297,637	234,311	326,470	446,393	(833,867)	470,944
Income taxes	—	68,752	95,793	8,814	(52)	173,307

Net income	$297,637	$165,559	$230,677	$437,579	$(833,815)	$297,637

Condensed Consolidating Income Statement

Year Ended May 31, 2011 (in thousands)	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Rental uniforms and ancillary products	$—	$2,069,895	$531,525	$196,380	$(105,552)	$2,692,248
Other services	—	1,395,119	340,063	109,634	(726,680)	1,118,136
Equity in net income of affiliates	246,989	—	—	—	(246,989)	—
	246,989	3,465,014	871,588	306,014	(1,079,221)	3,810,384
Costs and expenses:
Cost of rental uniforms and ancillary products	—	1,305,908	330,442	132,463	(238,357)	1,530,456
Cost of other services	—	876,359	316,650	67,997	(590,365)	670,641
Selling and administrative expenses	—	1,065,037	17,270	92,839	(6,202)	1,168,944
Operating income	246,989	217,710	207,226	12,715	(244,297)	440,343

Interest income	—	(589)	(697)	(100,777)	100,033	(2,030)
Interest expense (income)	—	52,357	(2,687)	34	—	49,704

Income before income taxes	246,989	165,942	210,610	113,458	(344,330)	392,669
Income taxes	—	60,028	76,186	9,494	(28)	145,680

Net income	$246,989	$105,914	$134,424	$103,964	$(344,302)	$246,989

Condensed Consolidating Statement of Comprehensive Income

Year Ended May 31, 2013 (in thousands)	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$315,442	$98,748	$216,727	$32,793	$(348,268)	$315,442

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	—	(12)	—	(1,075)	—	(1,087)
Change in fair value of derivatives	—	(187)	—	—	—	(187)
Amortization of interest rate lock agreements	—	1,952	—	—	—	1,952
Change in fair value of available-for-sale securities	—	—	14	—	—	14
Other	—	—	768	—	—	768

Other comprehensive income (loss)	—	1,753	782	(1,075)	—	1,460

Comprehensive income	$315,442	$100,501	$217,509	$31,718	$(348,268)	$316,902

Condensed Consolidating Statement of Comprehensive Income

Year Ended May 31, 2012 (in thousands)	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$297,637	$165,559	$230,677	$437,579	$(833,815)	$297,637

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	—	(18)	—	(17,797)	—	(17,815)
Change in fair value of derivatives	—	(5,604)	—	318	—	(5,286)
Amortization of interest rate lock agreements	—	1,508	—	—	—	1,508
Change in fair value of available-for-sale securities	—	—	—	24	—	24
Other	—	—	(575)	—	—	(575)

Other comprehensive loss	—	(4,114)	(575)	(17,455)	—	(22,144)

Comprehensive income	$297,637	$161,445	$230,102	$420,124	$(833,815)	$275,493

Condensed Consolidating Statement of Comprehensive Income

Year Ended May 31, 2011 (in thousands)	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$246,989	$105,914	$134,424	$103,964	$(344,302)	$246,989

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	110	—	27,234	—	27,344
Change in fair value of derivatives	—	(5,814)	—	(282)	—	(6,096)
Amortization of interest rate lock agreements	—	767	—	—	—	767
Change in fair value of available-for-sale securities	—	(22)	—	25	—	3
Other	—	—	656	—	—	656

Other comprehensive (loss) income	—	(4,959)	656	26,977	—	22,674

Comprehensive income	$246,989	$100,955	$135,080	$130,941	$(344,302)	$269,663

Condensed Consolidating Balance Sheet

As of May 31, 2013 (in thousands)	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Assets
Current assets:
Cash and cash equivalents	$—	$54,511	$247,070	$50,692	$—	$352,273
Marketable securities	—	—	5,680	—	—	5,680
Accounts receivable, net	—	355,429	96,569	44,051	—	496,049
Inventories, net	—	201,260	25,584	10,342	3,254	240,440
Uniforms and other rental items in service	—	363,662	113,024	38,917	(18,851)	496,752
Income taxes, current	—	4,172	3,437	1,493	—	9,102
Deferred tax asset (liability)	—	534	(534)	—	—	—
Prepaid expenses	—	7,450	12,909	4,171	—	24,530
Total current assets	—	987,018	503,739	149,666	(15,597)	1,624,826

Property and equipment, at cost, net	—	631,480	259,586	95,637	—	986,703
Goodwill	—	—	1,449,445	68,115	—	1,517,560
Service contracts, net	—	88,157	166	3,830	—	92,153
Other assets, net	1,698,122	1,627,505	2,698,197	768,903	(6,668,337)	124,390
	$1,698,122	$3,334,160	$4,911,133	$1,086,151	$(6,683,934)	$4,345,632

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$(465,247)	$(561,454)	$1,084,986	$24,728	$38,016	$121,029
Accrued compensation and related liabilities	—	54,591	17,642	5,817	—	78,050
Accrued liabilities	—	67,490	193,261	11,837	(767)	271,821
Deferred tax liability	—	—	68,231	8,938	—	77,169
Long-term debt due within one year	—	8,436	(249)	—	—	8,187
Total current liabilities	(465,247)	(430,937)	1,363,871	51,320	37,249	556,256

Long-term liabilities:
Long-term debt due after one year	—	1,310,384	(11,020)	848	767	1,300,979
Deferred income taxes	—	(6)	216,368	(5,879)	—	210,483
Accrued liabilities	—	—	75,571	851	—	76,422
Total long-term liabilities	—	1,310,378	280,919	(4,180)	767	1,587,884
Total shareholders' equity	2,163,369	2,454,719	3,266,343	1,039,011	(6,721,950)	2,201,492
	$1,698,122	$3,334,160	$4,911,133	$1,086,151	$(6,683,934)	$4,345,632

Condensed Consolidating Balance Sheet

As of May 31, 2012 (in thousands)	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Assets
Current assets:
Cash and cash equivalents	$—	$58,737	$229,287	$51,801	$—	$339,825
Accounts receivable, net	—	327,442	81,243	42,176	—	450,861
Inventories, net	—	210,283	20,258	10,781	9,883	251,205
Uniforms and other rental items in service	—	337,298	101,435	35,051	(20,999)	452,785
Income taxes, current	—	5,296	3,642	13,250	—	22,188
Prepaid expenses	—	7,905	9,288	4,029	—	21,222
Total current assets	—	946,961	445,153	157,088	(11,116)	1,538,086

Property and equipment, at cost, net	—	605,015	263,576	83,996	—	952,587
Goodwill	—	—	1,419,535	65,840	—	1,485,375
Service contracts, net	—	71,337	326	5,159	—	76,822
Other assets, net	1,637,225	1,628,516	2,467,198	759,439	(6,379,542)	112,836
	$1,637,225	$3,251,829	$4,595,788	$1,071,522	$(6,390,658)	$4,165,706

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$(465,247)	$(475,624)	$978,932	$18,760	$38,019	$94,840
Accrued compensation and related liabilities	—	63,797	21,619	5,798	—	91,214
Accrued liabilities	—	72,101	176,570	13,557	(786)	261,442
Deferred tax (asset) liability	—	(538)	(87)	3,184	—	2,559
Long-term debt due within one year	—	225,866	(230)	—	—	225,636
Total current liabilities	(465,247)	(114,398)	1,176,804	41,299	37,233	675,691

Long-term liabilities:
Long-term debt due after one year	—	1,068,820	(11,288)	848	786	1,059,166
Deferred income taxes	—	(6)	199,404	5,183	—	204,581
Accrued liabilities	—	—	86,406	727	—	87,133
Total long-term liabilities	—	1,068,814	274,522	6,758	786	1,350,880
Total shareholders' equity	2,102,472	2,297,413	3,144,462	1,023,465	(6,428,677)	2,139,135
	$1,637,225	$3,251,829	$4,595,788	$1,071,522	$(6,390,658)	$4,165,706

Condensed Consolidating Statement of Cash Flows

Year Ended May 31, 2013 (in thousands)	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Cash flows from operating activities:
Net income	$315,442	$98,748	$216,727	$32,793	$(348,268)	$315,442
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	—	16,647	135,345	13,672	—	165,664
Amortization of intangible assets	—	21,077	200	2,436	—	23,713
Stock-based compensation	23,310	—	—	—	—	23,310
Deferred income taxes	—	—	53,916	(5,893)	—	48,023
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	—	(25,206)	(15,326)	(2,172)	—	(42,704)
Inventories, net	—	9,034	(5,292)	626	6,629	10,997
Uniforms and other rental items in service	—	(26,364)	(11,590)	(4,077)	(2,148)	(44,179)
Prepaid expenses	—	507	(3,620)	(168)	—	(3,281)
Accounts payable	—	(55,802)	75,034	5,794	(3)	25,023
Accrued compensation and related liabilities	—	(9,206)	(3,977)	22	—	(13,161)
Accrued liabilities	—	(5,416)	38,099	(829)	19	31,873
Income taxes, current	—	1,110	206	10,712	—	12,028
Net cash provided by operating activities	338,752	25,129	479,722	52,916	(343,771)	552,748

Cash flows from investing activities:
Capital expenditures	—	(39,975)	(131,208)	(25,303)	—	(196,486)
Proceeds from redemption of marketable securities	—	—	13,899	147,579	—	161,478
Purchase of marketable securities and investments	—	(683)	(31,075)	(158,378)	11,672	(178,464)
Acquisitions of businesses, net of cash acquired	—	(67,431)	112	(2,051)	—	(69,370)
Other	(60,918)	58,589	(315,519)	(15,609)	332,118	(1,339)
Net cash used in investing activities	(60,918)	(49,500)	(463,791)	(53,762)	343,790	(284,181)

Cash flows from financing activities:
Proceeds from the issuances of debt	—	250,000	638	(638)	—	250,000
Repayment of debt	—	(225,866)	445	(196)	(19)	(225,636)
Proceeds from exercise of stock-based compensation awards	14,807	—	—	—	—	14,807
Dividends paid	(79,723)	—	—	(21)	—	(79,744)
Repurchase of common stock	(215,681)	—	—	—	—	(215,681)
Other	2,763	(3,989)	769	653	—	196
Net cash (used in) provided by financing activities	(277,834)	20,145	1,852	(202)	(19)	(256,058)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(61)	—	(61)
Net (decrease) increase in cash and cash equivalents	—	(4,226)	17,783	(1,109)	—	12,448
Cash and cash equivalents at beginning of period	—	58,737	229,287	51,801	—	339,825
Cash and cash equivalents at end of period	$—	$54,511	$247,070	$50,692	$—	$352,273

Condensed Consolidating Statement of Cash Flows

Year Ended May 31, 2012 (in thousands)	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Cash flows from operating activities:
Net income	$297,637	$165,559	$230,677	$437,579	$(833,815)	$297,637
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	—	102,613	40,613	12,605	—	155,831
Amortization of intangible assets	—	33,114	393	4,827	—	38,334
Stock-based compensation	20,312	—	—	—	—	20,312
Deferred income taxes	—	—	56,411	316	—	56,727
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	—	(15,280)	(4,985)	(3,996)	—	(24,261)
Inventories, net	—	(5,635)	4,685	1,590	(2,970)	(2,330)
Uniforms and other rental items in service	—	(34,401)	(19,286)	(1,477)	(5,115)	(60,279)
Prepaid expenses	—	(2,154)	950	(292)	—	(1,496)
Accounts payable	—	(143,189)	661,243	(530,611)	—	(12,557)
Accrued compensation and related liabilities	—	8,659	1,466	1,500	—	11,625
Accrued liabilities	—	16,929	(30,586)	(6,732)	18	(20,371)
Income taxes, current	—	(4,357)	4,712	10,335	—	10,690
Net cash provided by (used in) operating activities	317,949	121,858	946,293	(74,356)	(841,882)	469,862

Cash flows from investing activities:
Capital expenditures	—	(116,954)	(26,270)	(17,578)	—	(160,802)
Proceeds from redemption of marketable securities	—	—	—	665,016	—	665,016
Purchase of marketable securities and investments	—	(2,740)	(416,100)	(579,654)	412,839	(585,655)
Acquisitions of businesses, net of cash acquired	—	(19,323)	(65)	(5,476)	—	(24,864)
Other	141,350	20,090	(588,518)	28	429,061	2,011
Net cash provided by (used in) investing activities	141,350	(118,927)	(1,030,953)	62,336	841,900	(104,294)

Cash flows from financing activities:
Proceeds from the issuance of debt	—	—	(786)	—	786	—
Repayment of debt	—	(843)	324	—	(804)	(1,323)
Proceeds from exercise of stock-based compensation awards	3,341	—	—	—	—	3,341
Dividends paid	(70,800)	—	—	(20)	—	(70,820)
Repurchase of common stock	(392,328)	—	—	—	—	(392,328)
Other	488	1,508	(574)	(867)	—	555
Net cash (used in) provided by financing activities	(459,299)	665	(1,036)	(887)	(18)	(460,575)

Effect of exchange rate changes on cash and cash equivalents	—	184	1,700	(5,158)	—	(3,274)
Net increase (decrease) in cash and cash equivalents	—	3,780	(83,996)	(18,065)	—	(98,281)
Cash and cash equivalents at beginning of period	—	54,957	313,283	69,866	—	438,106
Cash and cash equivalents at end of period	$—	$58,737	$229,287	$51,801	$—	$339,825

Condensed Consolidating Statement of Cash Flows

Year Ended May 31, 2011 (in thousands)	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Cash flows from operating activities:
Net income	$246,989	$105,914	$134,424	$103,964	$(344,302)	$246,989
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	—	103,039	36,032	11,815	—	150,886
Amortization of intangible assets	—	37,615	543	4,423	—	42,581
Stock-based compensation	15,203	—	—	—	—	15,203
Deferred income taxes	—	(4,886)	51,996	798	—	47,908
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	—	(39,060)	(2,079)	(7,847)	—	(48,986)
Inventories, net	—	(59,223)	(8,112)	(2,957)	(8,532)	(78,824)
Uniforms and other rental items in service	—	(45,149)	(11,671)	(7,179)	5,819	(58,180)
Prepaid expenses	—	223	2,085	(1,948)	—	360
Accounts payable	—	(392,210)	393,185	28,244	(4)	29,215
Accrued compensation and related liabilities	—	12,957	(1,577)	1,113	—	12,493
Accrued liabilities	—	(2,740)	(6,318)	6,875	16	(2,167)
Income taxes, current	—	4,265	(8,858)	(11,999)	—	(16,592)
Net cash provided by (used in) operating activities	262,192	(279,255)	579,650	125,302	(347,003)	340,886

Cash flows from investing activities:
Capital expenditures	—	(99,739)	(68,274)	(14,579)	—	(182,592)
Proceeds from redemption of marketable securities	—	—	23,206	115,850	—	139,056
Purchase of marketable securities and investments	—	(16,897)	(55,438)	(61,438)	55,466	(78,307)
Acquisitions of businesses, net of cash acquired	—	(133,378)	(1,831)	(36,343)	—	(171,552)
Other	253,387	54,296	(504,637)	(99,797)	291,553	(5,198)
Net cash provided by (used in) investing activities	253,387	(195,718)	(606,974)	(96,307)	347,019	(298,593)

Cash flows from financing activities:
Proceeds from the issuance of debt	—	1,000,500	1,781	—	—	1,002,281
Repayment of debt	—	(501,316)	(876)	—	(16)	(502,208)
Dividends paid	(71,801)	—	—	(11)	—	(71,812)
Repurchase of common stock	(443,690)	—	—	—	—	(443,690)
Other	(88)	(4,576)	—	55	—	(4,609)
Net cash (used in) provided by financing activities	(515,579)	494,608	905	44	(16)	(20,038)

Effect of exchange rate changes on cash and cash equivalents	—	417	—	4,153	—	4,570
Net increase (decrease) in cash and cash equivalents	—	20,052	(26,419)	33,192	—	26,825
Cash and cash equivalents at beginning of period	—	34,905	339,702	36,674	—	411,281
Cash and cash equivalents at end of period	$—	$54,957	$313,283	$69,866	$—	$438,106

Item 9.  Changes in and Disagreements with
Accountants on Accounting and Financial Disclosure
None.

Item 9A.  Controls and Procedures
Disclosure Controls and Procedures
With the participation of Cintas' management, including Cintas' Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, Cintas has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of May 31, 2013. Based on such evaluation, Cintas' management, including Cintas' Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, have concluded that Cintas' disclosure controls and procedures were effective as of May 31, 2013, in ensuring (i) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is accumulated and communicated to Cintas' management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Internal Control over Financial Reporting
Management's Report on Internal Control over Financial Reporting and the Report of Ernst & Young LLP, Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this Annual Report on Form 10-K and are incorporated by reference herein.
There were no changes in Cintas' internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended May 31, 2013, that have materially affected, or are reasonably likely to materially affect, Cintas' internal control over financial reporting.

Item 9B.  Other Information
None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance
The information required under this item is incorporated herein by reference to the material contained in Cintas' definitive proxy statement for the 2013 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the close of the fiscal year (the "Proxy Statement").

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
The following table provides information about Cintas' common stock that may be issued under Cintas' equity compensation plans as of May 31, 2013.
Equity Compensation Plan Information

Plan category	Number of shares to be issued upon exercise of outstanding options (1)	Weighted average exercise price of outstanding options (1)	Number of shares remaining available for future issuance under equity compensation plans

Equity compensation plans approved by shareholders	7,885,638	$37.60	6,148,994
Equity compensation plans not approved by shareholders	—	—	—
Total	7,885,638	$37.60	6,148,994

(1) Excludes 2,015,023 unvested restricted stock units.

Item 13.  Certain Relationships and Related Transactions, and Director Independence
The information required under this item is incorporated herein by reference to the material contained in the Proxy Statement.

Item 14.  Principal Accounting Fees and Services
The information required under this item is incorporated herein by reference to the material contained in the Proxy Statement.

Part IV

Item 15.  Exhibits, Financial Statement Schedules

(a) (1)
Financial Statements. All financial statements required to be filed by Item 8 of Form 10-K and included in this Annual Report are listed in Item 8. No additional financial statements are filed because the requirements for paragraph (d) under Item 14 are not applicable to Cintas.

(a) (2)		Financial Statement Schedule:

For each of the three years in the period ended May 31, 2013.

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

10.13	*	President and CEO Executive Compensation Plan (Incorporated by reference to Cintas' Form 10-K for the year ended May 31, 2005.)

10.14	*	2006 Executive Incentive Plan (Incorporated by reference to Cintas' Form 10-K for the year ended May 31, 2005.)

10.15	*	2005 Equity Compensation Plan (Incorporated by reference to Cintas' Definitive Proxy Statement on Schedule 14A filed on September 1, 2005.)

10.16	*	Criteria for Performance Evaluation of the President and CEO (Incorporated by reference to Cintas' Form 10-K for the year ended May 31, 2006.)

10.17	*	2007 Executive Incentive Plan (Incorporated by reference to Cintas' Form 10-K for the year ended May 31, 2006.)

10.18	*	Amendment No. 1 to 2005 Equity Compensation Plan (Incorporated by reference to Cintas' Form 10-K for the year ended May 31, 2011.)

10.19	*	Form of Restricted Stock Agreement (Incorporated by reference to Cintas' Form 10-K for the year ended May 31, 2011.)

10.20	*	Amendment No. 2 to Cintas Corporation 2005 Equity Compensation Plan (Incorporated by reference to Cintas' Form 8-K dated July 27, 2012.)

10.21	*	Form of Restricted Stock Agreement (Incorporated by reference to Cintas' Form 8-K dated July 27, 2012.)

14		Code of Ethics (Incorporated by reference to Cintas' Form 10-K for the year ended May 31, 2004.)

21	**	Subsidiaries of the Registrant

23	**	Consent of Independent Registered Public Accounting Firm

31.1	**	Certification of Principal Executive Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	**	Certification of Principal Financial Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	**	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. § 1350

32.2	**	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. § 1350

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Taxonomy Extension Schema Document

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management compensatory contracts

**	Filed herewith

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINTAS CORPORATION

By:	/s/	Scott D. Farmer
Scott D. Farmer Chief Executive Officer

DATE SIGNED: July 30, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Capacity	Date

/s/	Robert J. Kohlhepp Robert J. Kohlhepp	Chairman of the Board of Directors	July 30, 2013

/s/	Scott D. Farmer Scott D. Farmer	Chief Executive Officer and Director (Principal Executive Officer)	July 30, 2013

/s/	Ronald W. Tysoe Ronald W. Tysoe	Director	July 30, 2013

/s/	John F. Barrett John F. Barrett	Director	July 30, 2013

/s/	James J. Johnson James J. Johnson	Director	July 30, 2013

/s/	William C. Gale William C. Gale	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	July 30, 2013

Cintas Corporation
Schedule II — Valuation and Qualifying Accounts and Reserves

		Additions
(In thousands)	Balance at Beginning of Year	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts	(3) Deductions	Balance at End of Year

Allowance for Doubtful Accounts
May 31, 2011	$14,297	$7,835	$43	$5,118	$17,057
May 31, 2012	$17,057	$5,165	$194	$5,399	$17,017
May 31, 2013	$17,017	$2,804	$202	$4,168	$15,855

Reserve for Obsolete Inventory
May 31, 2011	$32,466	$1,626	$(8)	$3,367	$30,717
May 31, 2012	$30,717	$4,247	$(1,505)	$4,083	$29,376
May 31, 2013	$29,376	$4,041	$(2,223)	$1,707	$29,487

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

10.13	*	President and CEO Executive Compensation Plan (Incorporated by reference to Cintas' Form 10-K for the year ended May 31, 2005.)

10.14	*	2006 Executive Incentive Plan (Incorporated by reference to Cintas' Form 10-K for the year ended May 31, 2005.)

10.15	*	2005 Equity Compensation Plan (Incorporated by reference to Cintas' Definitive Proxy Statement on Schedule 14A filed on September 1, 2005.)

10.16	*	Criteria for Performance Evaluation of the President and CEO (Incorporated by reference to Cintas' Form 10-K for the year ended May 31, 2006.)

10.17	*	2007 Executive Incentive Plan (Incorporated by reference to Cintas' Form 10-K dated May 31, 2006.)

10.18	*	Amendment No. 1 to 2005 Equity Compensation Plan (Incorporated by reference to Cintas' Form 10-K for the year ended May 31, 2011.)

10.19	*	Form of Restricted Stock Agreement (Incorporated by reference to Cintas' Form 10-K for the year ended May 31, 2011.)

10.20	*	Amendment No. 2 to Cintas Corporation 2005 Equity Compensation Plan (Incorporated by reference to Cintas' Form 8-K dated July 27, 2012.)

10.21	*	Form of Restricted Stock Agreement (Incorporated by reference to Cintas' Form 8-K dated July 27, 2012.)

14		Code of Ethics (Incorporated by reference to Cintas' Form 10-K for the year ended May 31, 2004.)

21	**	Subsidiaries of the Registrant

23	**	Consent of Independent Registered Public Accounting Firm

31.1	**	Certification of Principal Executive Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	**	Certification of Principal Financial Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	**	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. § 1350

32.2	**	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. § 1350

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Taxonomy Extension Schema Document

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management compensatory contracts

**	Filed herewith