Form 10-Q
period 2013-08-31
CINTAS CORP
filed 2013-10-10
CIK 723254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2013

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
Non-Accelerated Filer          (Do not check if a smaller reporting company)

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      No     ✓

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding September 30, 2013
Common Stock, no par value	119,889,137

CINTAS CORPORATION

CINTAS CORPORATION
ITEM 1. FINANCIAL STATEMENTS.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
(In thousands except per share data)

	Three Months Ended
	August 31, 2013	August 31, 2012
Revenue:
Rental uniforms and ancillary products	$792,866	$754,843
Other services	327,477	296,482
	1,120,343	1,051,325
Costs and expenses:
Cost of rental uniforms and ancillary products	454,731	428,148
Cost of other services	199,632	177,302
Selling and administrative expenses	325,910	306,581

Operating income	140,070	139,294

Interest income	(68)	(77)
Interest expense	16,523	16,598

Income before income taxes	123,615	122,773
Income taxes	45,861	46,040
Net income	$77,754	$76,733

Basic earnings per share	$0.63	$0.61

Diluted earnings per share	$0.63	$0.60

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended
	August 31, 2013	August 31, 2012

Net income	$77,754	$76,733

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(646)	7,017
Change in fair value of derivatives(1)	—	(151)
Amortization of interest rate lock agreements (2)	488	488
Change in fair value of available-for-sale securities(3)	(14)	(2)

Other comprehensive (loss) income	(172)	7,352

Comprehensive income	$77,582	$84,085

(1)      Net of less than $0.1 million of tax expense for the three months ended August 31, 2012.

(2)      Net of less than $0.1 million of tax benefit for the three months ended August 31, 2013 and 2012, respectively.

(3)      Net of less than $0.1 million of tax expense for the three months ended August 31, 2013 and 2012, respectively.

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands except share data)

	August 31, 2013	May 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$278,670	$352,273
Marketable securities	4,189	5,680
Accounts receivable, net	511,642	496,049
Inventories, net	245,470	240,440
Uniforms and other rental items in service	500,384	496,752
Income taxes, current	—	9,102
Prepaid expenses	31,934	24,530
Total current assets	1,572,289	1,624,826

Property and equipment, at cost, net	991,331	986,703

Goodwill	1,531,006	1,517,560
Service contracts, net	93,119	92,153
Other assets, net	123,432	124,390
	$4,311,177	$4,345,632

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$124,952	$121,029
Accrued compensation and related liabilities	43,247	78,050
Accrued liabilities	235,237	271,821
Income taxes, current	23,367	—
Deferred tax liability	80,692	77,169
Long-term debt due within one year	8,200	8,187
Total current liabilities	515,695	556,256

Long-term liabilities:
Long-term debt due after one year	1,300,799	1,300,979
Deferred income taxes	214,221	210,483
Accrued liabilities	84,451	76,422
Total long-term liabilities	1,599,471	1,587,884

Shareholders’ equity:
Preferred stock, no par value:
100,000 shares authorized, none outstanding	—	—
Common stock, no par value:
425,000,000 shares authorized,
FY 2014: 175,492,504 issued and 120,778,629 outstanding
FY 2013: 174,786,010 issued and 122,281,507 outstanding	217,107	186,332
Paid-in capital	102,961	109,822
Retained earnings	3,795,525	3,717,771
Treasury stock:
FY 2014: 54,713,875 shares
FY 2013: 52,504,503 shares	(1,957,533)	(1,850,556)
Accumulated other comprehensive income	37,951	38,123
Total shareholders’ equity	2,196,011	2,201,492
	$4,311,177	$4,345,632
See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	August 31, 2013	August 31, 2012
Cash flows from operating activities:
Net income	$77,754	$76,733
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	42,571	40,342
Amortization of intangible assets	5,823	6,100
Stock-based compensation	6,984	5,448
Deferred income taxes	7,373	9,716
Change in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(14,903)	(7,128)
Inventories, net	(5,258)	9,889
Uniforms and other rental items in service	(4,150)	(8,672)
Prepaid expenses	(7,216)	(5,392)
Accounts payable	2,915	16,278
Accrued compensation and related liabilities	(34,777)	(50,793)
Accrued liabilities	(27,215)	(27,400)
Income taxes payable	32,658	29,744
Net cash provided by operating activities	82,559	94,865

Cash flows from investing activities:
Capital expenditures	(37,462)	(47,438)
Proceeds from redemption of marketable securities	35,233	24,720
Purchase of marketable securities and investments	(32,941)	(36,970)
Acquisitions of businesses, net of cash acquired	(32,216)	(2,130)
Other, net	382	577
Net cash used in investing activities	(67,004)	(61,241)

Cash flows from financing activities:
Proceeds from issuance of debt	—	250,000
Repayment of debt	(167)	(225,154)
Proceeds from exercise of stock-based compensation awards	14,085	1,119
Repurchase of common stock	(106,977)	(77,953)
Other, net	4,126	(3,491)
Net cash used in financing activities	(88,933)	(55,479)

Effect of exchange rate changes on cash and cash equivalents	(225)	1,247

Net decrease in cash and cash equivalents	(73,603)	(20,608)

Cash and cash equivalents at beginning of period	352,273	339,825

Cash and cash equivalents at end of period	$278,670	$319,217

See accompanying notes.

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.             Basis of Presentation

The consolidated condensed financial statements of Cintas Corporation (Cintas, the Company, we, us or our) included herein have been prepared by Cintas, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations.  While we believe that the disclosures are adequately presented, it is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2013.  A summary of our significant accounting policies is presented beginning on page 35 of that report.  There have been no material changes in the accounting policies followed by Cintas during the current fiscal year.

Interim results are subject to variations and are not necessarily indicative of the results of operations for a full fiscal year.  In the opinion of management, adjustments (which include only normal recurring adjustments) necessary for a fair statement of the consolidated results of the interim periods shown have been made.

As disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2013, inventories are valued at the lower of cost (first-in, first-out) or market.  Inventory is comprised of the following amounts:

(In thousands)	August 31, 2013	May 31, 2013

Raw materials	$17,389	$19,800
Work in process	15,712	17,353
Finished goods	212,369	203,287
	$245,470	$240,440

2.             New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." ASU 2013-02 requires an entity to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income if the item reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For reclassification items not required under GAAP to be reclassified directly to net income in their entirety in the same reporting period, an entity is required to cross-reference to other disclosures currently required under GAAP that provide additional detail about those amounts. ASU 2013-02 applies to all public and private companies that report items of other comprehensive income. ASU 2013-02 is effective for reporting periods beginning after December 15, 2012, with prospective adoption required. The Company adopted ASU 2013-02 effective June 1, 2013. See Note 9 entitled Accumulated Other Comprehensive Income (Loss) of "Notes to Consolidated Condensed Financial Statements" for details of required disclosure.

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

All financial instruments that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the consolidated balance sheet date.  These financial instruments measured at fair value on a recurring basis are summarized below:

(In thousands)	As of August 31, 2013
	Level 1	Level 2	Level 3	Fair Value
Cash and cash equivalents	$278,670	$—	$—	$278,670
Marketable securities:
Canadian treasury securities	—	4,189	—	4,189
Total assets at fair value	$278,670	$4,189	$—	$282,859

Current accrued liabilities	$—	$107	$—	$107
Total liabilities at fair value	$—	$107	$—	$107

(In thousands)	As of May 31, 2013
	Level 1	Level 2	Level 3	Fair Value
Cash and cash equivalents	$352,273	$—	$—	$352,273
Marketable securities:
U.S. municipal bonds	—	5,680	—	5,680
Accounts receivable, net	—	39	—	39
Total assets at fair value	$352,273	$5,719	$—	$357,992

Cintas’ cash and cash equivalents and marketable securities are generally classified within Level 1 or Level 2 of the fair value hierarchy. Financial instruments classified as Level 1 are based on quoted market prices in active markets, and financial instruments classified as Level 2 are based on quoted market prices in non-active markets, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. The types of financial instruments Cintas classifies within Level 1 include most bank deposits and money market securities. Cintas does not adjust the quoted market price for such financial instruments.

The types of financial instruments Cintas classifies within Level 2 include Canadian treasury securities (federal) and highly rated U.S. state or municipal bonds. The valuation technique used for Cintas’ marketable securities classified within Level 2 of the fair value hierarchy is primarily the market approach. The primary inputs to value Cintas’ marketable securities is the respective instruments future cash flows based on its stated yield and the amount a market participant would pay for a similar instrument. Primarily all of Cintas’ marketable securities are actively traded and the recorded fair value reflects current market conditions. However, due to the inherent volatility in the investment market, there is at least a possibility that recorded investment values may change in the near term.

The funds invested in Canadian marketable securities are not presently expected to be repatriated, but instead are expected to be invested indefinitely in foreign subsidiaries. Interest, realized gains and losses and declines in value determined to be other than temporary on available-for-sale securities are included in interest income or expense. The cost of the securities sold is based on the specific identification method. The amortized cost basis of the marketable securities were $4.2 million and $5.7 million as of August 31, 2013 and May 31, 2013, respectively. All outstanding marketable securities at August 31, 2013 and May 31, 2013 had contractual maturities due within one year.

As of August 31, 2013, current accrued liabilities include foreign currency forward contracts. As of May 31, 2013, accounts receivable, net include foreign currency forward contracts. The fair value of Cintas' foreign currency forward contracts are based on similar exchange traded derivatives (market approach) and are, therefore, included within Level 2 of the fair value hierarchy.

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

Cintas’ non-financial assets and liabilities not permitted or required to be measured at fair value on a recurring basis primarily relate to assets and liabilities acquired in a business acquisition. Cintas is required to provide additional disclosures about fair value measurements as part of the consolidated financial statements for each major category of assets and liabilities measured at fair value on a non-recurring basis (including business acquisitions), if material. Based on the nature of Cintas’ business acquisitions, which occur regularly throughout the fiscal year, the majority of the assets acquired and liabilities assumed consist of working capital, primarily valued using Level 2 inputs, property and equipment, also primarily valued using Level 2 inputs and goodwill and other identified intangible assets valued using Level 3 inputs. In general, non-recurring fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities, which generally are not applicable to non-financial assets and liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as definitive sales agreements, appraisals or established market values of comparable assets. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability and include situations where there is little, if any, market activity for the asset or liability, such as internal estimates of future cash flows and Company specific discount rates.

4.             Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Cintas’ common shares:

	Three Months Ended
(In thousands except per share data)	August 31, 2013	August 31, 2012
Basic Earnings per Share
Net income	$77,754	$76,733
Less: net income allocated to participating unvested securities	460	365
Net income available to common shareholders	$77,294	$76,368

Basic weighted average common shares outstanding	122,130	126,110

Basic earnings per common share	$0.63	$0.61

Diluted Earnings per Share
Net income	$77,754	$76,733
Less: net income allocated to participating unvested securities	460	365
Net income available to common shareholders	$77,294	$76,368

Basic weighted average common shares outstanding	122,130	126,110
Effect of dilutive securities – employee stock options	762	348
Diluted weighted average common shares outstanding	122,892	126,458

Diluted earnings per share	$0.63	$0.60

For the three months ended August 31, 2013 and 2012, 0.6 million and 0.8 million options granted to purchase shares of Cintas common stock were excluded from the computation of diluted earnings per share, respectively. The exercise prices of these options were greater than the average market price of the common stock (anti-dilutive).

On October 18, 2011, we announced that the Board of Directors authorized a $500.0 million share buyback program. On July 30, 2013, we announced that the Board of Directors authorized a new $500.0 million share buyback program, which does not have an expiration date. In the three months ended August 31, 2013, we purchased 2.1 million shares of Cintas common stock for a total purchase price of $100.8 million. In the period subsequent to August 31, 2013 through October 10, 2013, we purchased 0.9 million shares of Cintas common stock for $46.3 million. From the inception of the October 18, 2011 share buyback program through October 10, 2013, Cintas has purchased a total of 11.4 million shares of Cintas common stock at an average price of $42.44 for a total purchase price of $484.6 million. In addition, for the three months ended August 31, 2013, Cintas acquired 0.1 million shares of Cintas common stock for employee payroll taxes due on restricted stock awards that vested during the three months ended August 31, 2013. These shares were acquired at an average price of $47.67 per share for a total purchase price of $6.2 million.

5.             Goodwill, Service Contracts and Other Assets

Changes in the carrying amount of goodwill and service contracts for the three months ended August 31, 2013, by operating segment, are as follows:

Goodwill (in thousands)	Rental Uniforms & Ancillary Products	Uniform Direct Sales	First Aid, Safety & Fire Protection	Document Management	Total

Balance as of June 1, 2013	$944,325	$23,942	$216,989	$332,304	$1,517,560
Goodwill acquired	—	—	4,866	8,203	13,069
Foreign currency translation	(271)	(7)	—	655	377
Balance as of August 31, 2013	$944,054	$23,935	$221,855	$341,162	$1,531,006

Service Contracts (in thousands)	Rental Uniforms & Ancillary Products	Uniform Direct Sales	First Aid, Safety & Fire Protection	Document Management	Total

Balance as of June 1, 2013	$23,135	$—	$32,811	$36,207	$92,153
Service contracts acquired	—	—	2,876	3,275	6,151
Service contracts amortization	(1,497)	—	(2,013)	(1,809)	(5,319)
Foreign currency translation	(2)	—	—	136	134
Balance as of August 31, 2013	$21,636	$—	$33,674	$37,809	$93,119

Information regarding Cintas’ service contracts and other assets is as follows:

	As of August 31, 2013
(In thousands)	Carrying Amount	Accumulated Amortization	Net
Service contracts	$426,391	$333,272	$93,119

Noncompete and consulting agreements	$78,833	$73,608	$5,225
Investments (1)	100,648	—	100,648
Other	22,678	5,119	17,559
Total	$202,159	$78,727	$123,432

	As of May 31, 2013
(In thousands)	Carrying Amount	Accumulated Amortization	Net
Service contracts	$420,499	$328,346	$92,153

Noncompete and consulting agreements	$77,863	$72,970	$4,893
Investments (1)	101,525	—	101,525
Other	22,711	4,739	17,972
Total	$202,099	$77,709	$124,390

(1)      Investments at August 31, 2013, include the cash surrender value of insurance policies of $72.0 million, equity method investments of $27.7 million and cost method investments of $0.9 million.  Investments at May 31, 2013, include the cash surrender value of insurance policies of $73.0 million, equity method investments of $27.6 million and cost method investments of $0.9 million.

Amortization expense was $5.8 million and $6.1 million for the three months ended August 31, 2013 and 2012, respectively.  Estimated amortization expense, excluding any future acquisitions, for each of the next five full fiscal years is $22.4 million, $19.6 million, $14.3 million, $9.1 million and $7.9 million, respectively.

Investments recorded using the cost method are evaluated for impairment on an annual basis or when indicators of impairment are identified.  For the three months ended August 31, 2013 and 2012, no impairment losses were recognized.

6.             Debt, Derivatives and Hedging Activities

Cintas' senior notes are recorded at cost. The fair value is estimated using Level 2 inputs based on Cintas' current incremental borrowing rate for similar types of borrowing arrangements which is similar to the market approach. The carrying value and fair value of Cintas' long-term debt as of August 31, 2013 were $1,309.0 million and $1,399.2 million, respectively, and as of May 31, 2013 were $1,309.2 million and $1,447.1 million, respectively.

Cintas’ commercial paper program has a capacity of $300.0 million that is fully supported by a backup revolving credit facility through a credit agreement with its banking group.  This revolving credit facility has an accordion feature that allows for a maximum borrowing capacity of $450.0 million and has a maturity date of October 6, 2016.  No commercial paper or borrowings on our revolving credit facility were outstanding at August 31, 2013 or May 31, 2013.

On June 1, 2012, Cintas repaid at maturity $225.0 million aggregate principal amount of its 6.00% senior notes due 2012. On June 5, 2012, Cintas issued $250.0 million aggregate principal amount of senior notes due June 1, 2022. These senior notes bear interest at a rate of 3.25% paid semi-annually beginning December 1, 2012.

Cintas used interest rate lock agreements to hedge against movements in the treasury rates at the time Cintas issued its senior notes in fiscal 2007, fiscal 2008, fiscal 2011 and fiscal 2013.  The amortization of the cash flow hedges resulted in an increase to other comprehensive income of $0.5 million for the three months ended August 31, 2013 and 2012.

To hedge the exposure of movements in the foreign currency rates, Cintas may use foreign currency hedges. These hedges reduce the impact on cash flows from movements in the foreign currency exchange rates. Examples of foreign currency hedge instruments that Cintas may use are average rate options and forward contracts. Cintas had forward contracts included in current accrued liabilities of $0.1 million as of August 31, 2013. As of May 31, 2013, there were less than $0.1 million of forward contracts included in accounts receivable. These instruments did not impact foreign currency exchange during the three months ended August 31, 2013 or 2012.

Cintas has certain covenants related to debt agreements. These covenants limit Cintas’ ability to incur certain liens, to engage in sale-leaseback transactions and to merge, consolidate or sell all or substantially all of Cintas’ assets. These covenants also require Cintas to maintain certain debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) and interest coverage ratios. Cross-default provisions exist between certain debt instruments.  Cintas is in compliance with all of the significant debt covenants for all periods presented. If a default of a significant covenant were to occur, the default could result in an acceleration of the maturity of the indebtedness, impair liquidity and limit the ability to raise future capital.

7.             Income Taxes

In the normal course of business, Cintas provides for uncertain tax positions and the related interest, and adjusts its unrecognized tax benefits and accrued interest accordingly.  During the three months ended August 31, 2013, unrecognized tax benefits increased by approximately $0.2 million and accrued interest decreased by approximately $0.1 million.

All U.S. federal income tax returns are closed to audit through fiscal 2010.  Cintas is currently in advanced stages of various audits in certain foreign jurisdictions and certain domestic states. The years under audit cover fiscal years back to 2005.  Based on the resolution of the various audits and changes in tax law, it is reasonably possible that the balance of unrecognized tax benefits could decrease by $0.6 million for the fiscal year ending May 31, 2014.

On September 13, 2013, the Internal Revenue Service released final tangible property regulations under Sections 162(a) and 263(a) of the Internal Revenue Code of 1986 (Code), regarding the deduction and capitalization of expenditures related to tangible property. The final regulations replace temporary regulations that were issued in December 2011. Also released were proposed regulations under Section 168 of the Code regarding dispositions of tangible property. These final and proposed regulations will be effective for Cintas' fiscal year ending May 31, 2015. Early adoption is available, and as such, Cintas elected early adoption of the regulations on specific assets (material and supplies) resulting in a gross balance sheet reclassification of $33.6 million in fiscal 2013 between unrecognized tax benefits and the tax deferred (i.e., between long-term accrued liabilities and current deferred taxes on the Consolidated Condensed Balance Sheet). Transition guidance providing the procedural rules to comply with such regulations is expected to be released in the near term. Cintas continues to review the regulations, but does not believe there will be a material impact on Cintas' consolidated financial statements when they are fully adopted.

8. Litigation and Other Contingencies

Cintas is subject to legal proceedings, insurance receipts, legal settlements and claims arising from the ordinary course of its business, including personal injury, customer contract, environmental and employment claims. In the opinion of management, the aggregate liability, if any, with respect to such ordinary course of business actions will not have a material adverse effect on the consolidated financial position, consolidated results of operations or consolidated cash flows of Cintas. Cintas is party to additional litigation not considered in the ordinary course of business, including the litigation discussed below.
Cintas is a defendant in a purported class action lawsuit, Mirna E. Serrano, et al. v. Cintas Corporation (Serrano), filed on May 10, 2004, and pending in the United States District Court, Eastern District of Michigan, Southern Division. The Serrano plaintiffs alleged that Cintas discriminated against women in hiring into various service sales representative positions across all divisions of Cintas. On November 15, 2005, the Equal Employment Opportunity Commission (EEOC) intervened in the Serrano lawsuit. The Serrano plaintiffs seek injunctive relief, compensatory damages, punitive damages, attorneys' fees and other remedies. On October 27, 2008, the United States District Court in the Eastern District of Michigan granted summary judgment in favor of Cintas limiting the scope of the putative class in the Serrano lawsuit to female applicants for service sales representative positions at Cintas locations within the state of Michigan. Consequently, all claims brought by female applicants for service sales representative positions outside of the state of Michigan were dismissed. Similarly, any claims brought by the EEOC on behalf of similarly situated female applicants outside of the state of Michigan have also been dismissed from the Serrano lawsuit. In September 2010, the Court in Serrano dismissed all private individual claims and all claims of the EEOC and the 13 individuals it claimed to represent. The EEOC appealed the District Court's summary judgment decisions and various other rulings to the United States Court of Appeals for the Sixth Circuit. On November 9, 2012, the Sixth Circuit Court of Appeals reversed the District Court's opinion and remanded the claims back to the District Court. On April 16, 2013, Cintas filed with the United States Supreme Court a Petition for a Writ of Certiorari seeking to review the judgment of the United States Court of Appeals for the Sixth Circuit. On October 7, 2013, the Court denied Cintas’ Petition, thus remanding the claims back to the District Court consistent with the Sixth Circuit Court’s November 9, 2012 decision.
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
The litigation discussed above, if decided or settled adversely to Cintas, may, individually or in the aggregate, result in liability material to Cintas' consolidated financial condition, consolidated results of operations or consolidated cash flows and could increase costs of operations on an ongoing basis. Any estimated liability relating to these proceedings is not determinable at this time. Cintas may enter into discussions regarding settlement of these and other lawsuits, and may enter into settlement agreements if it believes such settlement is in the best interest of Cintas' shareholders.

9. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss):

(In thousands)	For the Three Months Ended August 31, 2013
	Foreign Currency	Unrealized Loss on Derivatives	Other	Total
Balance at June 1, 2013	$51,312	$(14,339)	$1,150	$38,123
Other comprehensive loss before reclassifications	(646)	—	(14)	(660)
Amounts reclassified from accumulated other comprehensive loss	—	488	—	488
Net current period other comprehensive (loss) income	(646)	488	(14)	(172)

Balance at August 31, 2013	$50,666	$(13,851)	$1,136	$37,951

The following table summarizes the reclassifications out of accumulated other comprehensive income (loss):

(In thousands)	For the Three Months Ended August 31, 2013
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line in the Consolidated Condensed Statements of Income
Amortization of interest rate locks	$488	Interest Expense

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

Cintas evaluates the performance of each operating segment based on several factors of which the primary financial measures are operating segment revenue and income before income taxes.  The accounting policies of the operating segments are the same as those described in Note 1 entitled Basis of Presentation.  Information related to the operations of Cintas’ operating segments is set forth below:

(In thousands)	Rental Uniforms & Ancillary Products	Uniform Direct Sales	First Aid, Safety & Fire Protection	Document Management	Corporate	Total
As of and for the three months ended August 31, 2013
Revenue	$792,866	$107,462	$125,875	$94,140	$—	$1,120,343
Income (loss) before income taxes	$117,393	$8,681	$11,446	$2,550	$(16,455)	$123,615
Total assets	$2,842,058	$143,993	$410,633	$631,634	$282,859	$4,311,177

As of and for the three months ended August 31, 2012
Revenue	$754,843	$100,279	$110,841	$85,362	$—	$1,051,325
Income (loss) before income taxes	$116,907	$8,741	$9,021	$4,625	$(16,521)	$122,773
Total assets	$2,779,217	$125,094	$359,387	$563,172	$330,165	$4,157,035

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

Condensed consolidating financial statements for Cintas, Corp. 2, the subsidiary guarantors and non-guarantors are presented on the following pages:

Condensed Consolidating Income Statement
Three Months Ended August 31, 2013
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Rental uniforms and ancillary products	$—	$605,758	$162,565	$54,965	$(30,422)	$792,866
Other services	—	404,574	8,548	31,386	(117,031)	327,477
Equity in net income of affiliates	77,754	—	—	—	(77,754)	—
	77,754	1,010,332	171,113	86,351	(225,207)	1,120,343
Costs and expenses (income):
Cost of rental uniforms and ancillary products	—	383,719	98,167	38,556	(65,711)	454,731
Cost of other services	—	260,595	(3,111)	19,064	(76,916)	199,632
Selling and administrative expenses	—	308,761	(4,859)	26,213	(4,205)	325,910
Operating income	77,754	57,257	80,916	2,518	(78,375)	140,070

Interest income	—	(8)	(53)	(14,694)	14,687	(68)
Interest expense (income)	—	16,480	44	(1)	—	16,523

Income before income taxes	77,754	40,785	80,925	17,213	(93,062)	123,615
Income taxes	—	15,104	29,968	819	(30)	45,861

Net income	$77,754	$25,681	$50,957	$16,394	$(93,032)	$77,754

Condensed Consolidating Income Statement
Three Months Ended August 31, 2012
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Rental uniforms and ancillary products	$—	$576,285	$152,817	$53,784	$(28,043)	$754,843
Other services	—	369,406	10,879	29,378	(113,181)	296,482
Equity in net income of affiliates	76,733	—	—	—	(76,733)	—
	76,733	945,691	163,696	83,162	(217,957)	1,051,325
Costs and expenses (income):
Cost of rental uniforms and ancillary products	—	364,197	89,342	36,620	(62,011)	428,148
Cost of other services	—	236,331	(2,417)	17,708	(74,320)	177,302
Selling and administrative expenses	—	290,644	(4,139)	24,301	(4,225)	306,581
Operating income	76,733	54,519	80,910	4,533	(77,401)	139,294

Interest income	—	(18)	(35)	(24)	—	(77)
Interest expense	—	16,566	31	1	—	16,598

Income before income taxes	76,733	37,971	80,914	4,556	(77,401)	122,773
Income taxes	—	14,379	30,642	1,024	(5)	46,040

Net income	$76,733	$23,592	$50,272	$3,532	$(77,396)	$76,733

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended August 31, 2013
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$77,754	$25,681	$50,957	$16,394	$(93,032)	$77,754

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	7	—	(653)	—	(646)
Amortization of interest rate lock agreements	—	488	—	—	—	488
Change in fair value of available-for- sale securities	—	—	(13)	(1)	—	(14)

Other comprehensive income (loss)	—	495	(13)	(654)	—	(172)

Comprehensive income	$77,754	$26,176	$50,944	$15,740	$(93,032)	$77,582

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended August 31, 2012
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$76,733	$23,592	$50,272	$3,532	$(77,396)	$76,733

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	8	—	7,009	—	7,017
Change in fair value of derivatives	—	(151)	—	—	—	(151)
Amortization of interest rate lock agreements	—	488	—	—	—	488
Change in fair value of available-for- sale securities	—	—	—	(2)	—	(2)

Other comprehensive income	—	345	—	7,007	—	7,352

Comprehensive income	$76,733	$23,937	$50,272	$10,539	$(77,396)	$84,085

Condensed Consolidating Balance Sheet
As of August 31, 2013
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$64,369	$190,896	$23,405	$—	$278,670
Marketable securities	—	—	—	4,189	—	4,189
Accounts receivable, net	—	365,024	102,018	44,600	—	511,642
Inventories, net	—	209,299	22,909	9,720	3,542	245,470
Uniforms and other rental items in service	—	367,936	113,866	38,312	(19,730)	500,384
Income taxes, current	—	—	(2,166)	2,166	—	—
Deferred tax asset (liability)	—	526	(526)	—	—	—
Prepaid expenses	—	7,559	20,324	4,051	—	31,934
Total current assets	—	1,014,713	447,321	126,443	(16,188)	1,572,289

Property and equipment, at cost, net	—	631,172	254,952	105,207	—	991,331

Goodwill	—	—	1,454,846	76,160	—	1,531,006
Service contracts, net	—	87,264	134	5,721	—	93,119
Other assets, net	1,692,813	1,626,975	2,804,237	794,622	(6,795,215)	123,432
	$1,692,813	$3,360,124	$4,961,490	$1,108,153	$(6,811,403)	$4,311,177

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$(465,247)	$(567,870)	$1,095,369	$24,684	$38,016	$124,952
Accrued compensation and related liabilities	—	30,394	8,877	3,976	—	43,247
Accrued liabilities	—	51,115	174,157	9,965	—	235,237
Income taxes, current	—	1,719	21,648	—	—	23,367
Deferred tax liability	—	—	71,872	8,820	—	80,692
Long-term debt due within one year	—	8,470	(270)	—	—	8,200
Total current liabilities	(465,247)	(476,172)	1,371,653	47,445	38,016	515,695

Long-term liabilities:
Long-term debt due after one year	—	1,309,934	(9,983)	848	—	1,300,799
Deferred income taxes	—	(6)	220,463	(6,236)	—	214,221
Accrued liabilities	—	—	83,613	838	—	84,451
Total long-term liabilities	—	1,309,928	294,093	(4,550)	—	1,599,471
Total shareholders’ equity	2,158,060	2,526,368	3,295,744	1,065,258	(6,849,419)	2,196,011
	$1,692,813	$3,360,124	$4,961,490	$1,108,153	$(6,811,403)	$4,311,177

Condensed Consolidating Balance Sheet
As of May 31, 2013
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$54,511	$247,070	$50,692	$—	$352,273
Marketable securities	—	—	5,680	—	—	5,680
Accounts receivable, net	—	355,429	96,569	44,051	—	496,049
Inventories, net	—	201,260	25,584	10,342	3,254	240,440
Uniforms and other rental items in service	—	363,662	113,024	38,917	(18,851)	496,752
Income taxes, current	—	4,172	3,437	1,493	—	9,102
Deferred tax asset (liability)	—	534	(534)	—	—	—
Prepaid expenses	—	7,450	12,909	4,171	—	24,530
Total current assets	—	987,018	503,739	149,666	(15,597)	1,624,826

Property and equipment, at cost, net	—	631,480	259,586	95,637	—	986,703

Goodwill	—	—	1,449,445	68,115	—	1,517,560
Service contracts, net	—	88,157	166	3,830	—	92,153
Other assets, net	1,698,122	1,627,505	2,698,197	768,903	(6,668,337)	124,390
	$1,698,122	$3,334,160	$4,911,133	$1,086,151	$(6,683,934)	$4,345,632

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$(465,247)	$(561,454)	$1,084,986	$24,728	$38,016	$121,029
Accrued compensation and related liabilities	—	54,591	17,642	5,817	—	78,050
Accrued liabilities	—	67,490	193,261	11,837	(767)	271,821
Deferred tax liability	—	—	68,231	8,938	—	77,169
Long-term debt due within one year	—	8,436	(249)	—	—	8,187
Total current liabilities	(465,247)	(430,937)	1,363,871	51,320	37,249	556,256

Long-term liabilities:
Long-term debt due after one year	—	1,310,384	(11,020)	848	767	1,300,979
Deferred income taxes	—	(6)	216,368	(5,879)	—	210,483
Accrued liabilities	—	—	75,571	851	—	76,422
Total long-term liabilities	—	1,310,378	280,919	(4,180)	767	1,587,884
Total shareholders’ equity	2,163,369	2,454,719	3,266,343	1,039,011	(6,721,950)	2,201,492
	$1,698,122	$3,334,160	$4,911,133	$1,086,151	$(6,683,934)	$4,345,632

Condensed Consolidating Statement of Cash Flows
Three Months Ended August 31, 2013
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Cash flows from operating activities:
Net income	$77,754	$25,681	$50,957	$16,394	$(93,032)	$77,754
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	—	25,690	13,305	3,576	—	42,571
Amortization of intangible assets	—	5,318	41	464	—	5,823
Stock-based compensation	6,984	—	—	—	—	6,984
Deferred income taxes	—	—	7,735	(362)	—	7,373
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	—	(9,495)	(5,449)	41	—	(14,903)
Inventories, net	—	(8,071)	2,675	426	(288)	(5,258)
Uniforms and other rental items in service	—	(4,274)	(842)	87	879	(4,150)
Prepaid expenses	—	(81)	(7,416)	281	—	(7,216)
Accounts payable	—	(1,001)	4,147	(231)	—	2,915
Accrued compensation and related liabilities	—	(24,197)	(8,765)	(1,815)	—	(34,777)
Accrued liabilities	—	(13,567)	(11,060)	(3,355)	767	(27,215)
Income taxes payable	—	5,897	27,252	(491)	—	32,658
Net cash provided by operating activities	84,738	1,900	72,580	15,015	(91,674)	82,559

Cash flows from investing activities:
Capital expenditures	—	(25,556)	(8,804)	(3,102)	—	(37,462)
Proceeds from redemption of marketable securities	—	—	5,659	29,574	—	35,233
Purchase of marketable securities and investments	—	(67)	(23,946)	(33,818)	24,890	(32,941)
Acquisitions of businesses, net of cash acquired	—	(12,306)	(1)	(19,909)	—	(32,216)
Other	5,309	45,815	(103,631)	(14,662)	67,551	382
Net cash provided by (used in) investing activities	5,309	7,886	(130,723)	(41,917)	92,441	(67,004)

Cash flows from financing activities:
Proceeds from issuance of debt	—	—	953	(953)	—	—
Repayment of debt	—	(416)	1,016	—	(767)	(167)
Exercise of stock-based compensation awards	14,085	—	—	—	—	14,085
Repurchase of common stock	(106,977)	—	—	—	—	(106,977)
Other	2,845	488	—	793	—	4,126
Net cash (used in) provided by financing activities	(90,047)	72	1,969	(160)	(767)	(88,933)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(225)	—	(225)

Net increase (decrease) in cash and cash equivalents	—	9,858	(56,174)	(27,287)	—	(73,603)
Cash and cash equivalents at beginning of period	—	54,511	247,070	50,692	—	352,273
Cash and cash equivalents at end of period	$—	$64,369	$190,896	$23,405	$—	$278,670

Condensed Consolidating Statement of Cash Flows
Three Months Ended August 31, 2012
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Cash flows from operating activities:
Net income	$76,733	$23,592	$50,272	$3,532	$(77,396)	$76,733
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	—	23,845	13,280	3,217	—	40,342
Amortization of intangible assets	—	5,127	75	898	—	6,100
Stock-based compensation	5,448	—	—	—	—	5,448
Deferred income taxes	—	—	9,764	(48)	—	9,716
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	—	(9,426)	(880)	3,178	—	(7,128)
Inventories, net	—	7,594	261	271	1,763	9,889
Uniforms and other rental items in service	—	(4,140)	(3,864)	545	(1,213)	(8,672)
Prepaid expenses	—	201	(5,478)	(115)	—	(5,392)
Accounts payable	—	(34,149)	53,816	(3,389)	—	16,278
Accrued compensation and related liabilities	—	(35,526)	(12,735)	(2,532)	—	(50,793)
Accrued liabilities	—	(20,442)	(4,977)	(2,767)	786	(27,400)
Income taxes payable	—	5,845	24,635	(736)	—	29,744
Net cash provided by (used in) operating activities	82,181	(37,479)	124,169	2,054	(76,060)	94,865

Cash flows from investing activities:
Capital expenditures	—	(26,987)	(15,169)	(5,282)	—	(47,438)
Proceeds from redemption of marketable securities	—	—	—	24,720	—	24,720
Purchase of marketable securities and investments	—	529	(1,244)	(35,445)	(810)	(36,970)
Acquisitions of businesses, net of cash acquired	—	(1,343)	—	(787)	—	(2,130)
Other	(7,928)	57,262	(126,388)	(25)	77,656	577
Net cash (used in) provided by investing activities	(7,928)	29,461	(142,801)	(16,819)	76,846	(61,241)

Cash flows from financing activities:
Proceeds from issuance of debt	—	250,000	(477)	477	—	250,000
Repayment of debt	—	(225,384)	1,016	—	(786)	(225,154)
Exercise of stock-based compensation awards	1,119	—	—	—	—	1,119
Repurchase of common stock	(77,953)	—	—	—	—	(77,953)
Other	2,581	(5,453)	—	(619)	—	(3,491)
Net cash (used in) provided by financing activities	(74,253)	19,163	539	(142)	(786)	(55,479)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	1,247	—	1,247

Net increase (decrease) in cash and cash equivalents	—	11,145	(18,093)	(13,660)	—	(20,608)
Cash and cash equivalents at beginning of period	—	58,737	229,287	51,801	—	339,825
Cash and cash equivalents at end of period	$—	$69,882	$211,194	$38,141	$—	$319,217

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

We pursue the strategy of broadening our customer base in several ways.  Cintas has a national sales organization introducing all of its products and services to prospects in all business segments.  Our broad range of products and services allows our sales organization to consider any type of business a prospect.  We also broaden our customer base through geographic expansion, especially in our first aid, safety and fire protection and document management businesses.  Finally, we evaluate strategic acquisitions as opportunities arise.

RESULTS OF OPERATIONS

Cintas classifies its businesses into four operating segments based on the types of products and services provided.  The Rental Uniforms and Ancillary Products operating segment consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items.  In addition to these rental items, restroom cleaning services and supplies and carpet and tile cleaning services are also provided within this operating segment.  The Uniform Direct Sales operating segment consists of the direct sale of uniforms and related items.  The First Aid, Safety and Fire Protection Services operating segment consists of first aid, safety and fire protection products and services.  The Document Management Services operating segment consists of document destruction, document imaging and document retention services.  Revenue and income before income taxes for each of these operating segments for the three months ended August 31, 2013 and 2012 are presented in Note 10 entitled Segment Information of “Notes to Consolidated Condensed Financial Statements.”

Consolidated Results

Three Months Ended August 31, 2013 Compared to Three Months Ended August 31, 2012

Total revenue increased 6.6% for the three months ended August 31, 2013 over the same period in the prior fiscal year, from $1,051.3 million to $1,120.3 million. Total revenue was negatively impacted by 1.6% due to one fewer workday in the period ended August 31, 2013 compared to the period ended August 31, 2012. Revenue increased organically, which adjusts for the impact of acquisitions and the impact of one less workday in the current period, by 7.1%. The 1.1% difference in growth rates represents growth derived through acquisitions in our First Aid, Safety and Fire Protection Services and our Document Management Services operating segments.

Rental Uniforms and Ancillary Products operating segment revenue increased 5.0% for the three months ended August 31, 2013 over the same period in the prior fiscal year, from $754.8 million to $792.9 million.  Revenue was negatively impacted by 1.7% due to one fewer workday in the period ended August 31, 2013 compared to the period ended August 31, 2012. Revenue increased organically by 6.7%. Revenue from existing national accounts was robust, which enhanced growth. Additionally, sales representative productivity was strong, and revenue from existing customers showed improvement over the prior year period. Generally, sales productivity improvements are the result of increased tenure and improved training, which result in a higher number of products and services sold.

Other Services revenue, consisting of revenue from the reportable operating segments of Uniform Direct Sales, First Aid, Safety and Fire Protection Services and Document Management Services, increased 10.5% for the three months ended August 31, 2013 over the same period in the prior fiscal year, from $296.5 million to $327.5 million. Revenue was negatively impacted by 1.7% due to one fewer workday in the period ended August 31, 2013 compared to the period ended August 31, 2012. Revenue increased organically by 8.2%. The 4.0% difference in growth rates represents growth derived through acquisitions in our First Aid, Safety and Fire Protection Services and our Document Management Services operating segments.

Cost of rental uniforms and ancillary products consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other ancillary items.  Cost of rental uniforms and ancillary products increased $26.6 million, or 6.2%, for the three months ended August 31, 2013, compared to the three months ended August 31, 2012.  This increase was due to higher Rental Uniforms and Ancillary Products operating segment sales volume, higher energy-related costs, and higher service costs associated with route expansion.

Cost of other services consists primarily of cost of goods sold (predominantly uniforms and first aid, safety and fire protection products), delivery expenses and distribution expenses in the Uniform Direct Sales operating segment, the First Aid, Safety and Fire Protection Services operating segment and the Document Management Services operating segment.  Cost of other services increased $22.3 million, or 12.6%, for the three months ended August 31, 2013, compared to the three months ended August 31, 2012.  This increase was primarily due to increased sales volume.

Selling and administrative expenses increased $19.3 million, or 6.3%, for the three months ended August 31, 2013, compared to the three months ended August 31, 2012, due to increases in labor and other employee-partner related expenses. However, the increase in selling and administrative costs was less than the 6.6% increase in total revenue as we were able to leverage our cost structure despite the noted increases.

Net interest expense (interest expense less interest income) was $16.5 million for the three months ended August 31, 2013 and 2012.

Cintas’ effective tax rate was 37.1% for the three months ended August 31, 2013, compared to 37.5% for the three months ended August 31, 2012.  The effective tax rate can fluctuate from quarter to quarter based on specific discrete items.

Net income increased $1.0 million, or 1.3%, for the three months ended August 31, 2013, from the same period in the prior fiscal year.  This increase was primarily due to the growth in revenue. The impact of the increase was partially offset by one fewer workday in the three months ended August 31, 2013, compared to the three months ended August 31, 2012. Several large expenses, including rental material cost, depreciation and amortization are determined on a monthly basis instead of a workday basis, and one fewer workday results in one less day of revenue to cover these fixed expenses. Diluted earnings per share were $0.63 for the three months ended August 31, 2013, which was an increase of 5.0% compared to the same period in the prior fiscal year.  Diluted earnings per share increased due to an increase in earnings combined with a decrease in weighted average common stock outstanding. The decrease in common stock outstanding resulted from purchasing 5.3 million shares of common stock under the October 18, 2011 share buyback program since the beginning of the second quarter of fiscal 2013 through the first quarter of fiscal 2014.

Rental Uniforms and Ancillary Products Operating Segment

Three Months Ended August 31, 2013 Compared to Three Months Ended August 31, 2012

As previously discussed, Rental Uniforms and Ancillary Products operating segment revenue increased from $754.8 million to $792.9 million, or 5.0%, and the cost of rental uniforms and ancillary products increased $26.6 million, or 6.2%. The operating segment’s gross margin was $338.1 million, or 42.6% of revenue. This gross margin as a percent of revenue of 42.6% was 70 basis points lower than the prior fiscal year’s first quarter of 43.3%, primarily due to the impact of one fewer workday in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013, an increase in energy-related costs and higher service costs associated with expanded route capacity.

Selling and administrative expenses increased $11.0 million in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013 primarily due to increased labor and other employee-partner related expenses; however, selling and administrative expenses as a percent of revenue remained consistent at 27.8% for both quarters.

Income before income taxes increased $0.5 million to $117.4 million for the Rental Uniforms and Ancillary Products operating segment for the first quarter of fiscal 2014 compared to the same quarter last fiscal year.  Income before income taxes was 14.8% of the operating segment’s revenue, which is a 70 basis point decrease compared to the first quarter of the prior fiscal year.  This decrease is due to the decrease in gross margin previously discussed.

Uniform Direct Sales Operating Segment

Three Months Ended August 31, 2013 Compared to Three Months Ended August 31, 2012

Uniform Direct Sales operating segment revenue increased from $100.3 million to $107.5 million, or 7.2%, for the three months ended August 31, 2013, over the same quarter in the prior fiscal year due to several large uniform customer roll-outs.

Cost of uniform direct sales increased $6.9 million, or 9.8%, for the three months ended August 31, 2013, over the same quarter in the prior fiscal year.  The gross margin as a percent of revenue was 27.7% for the three months ended August 31, 2013, which is a 170 basis point decrease compared to the gross margin percent of revenue of 29.4% in the same quarter of the prior fiscal year.  The change is mainly due to a greater mix of national account revenue in the first quarter of this fiscal year. National accounts generally have a lower gross margin than other types of accounts.

Selling and administrative expenses increased $0.3 million compared to the first quarter of the prior fiscal year, primarily due to an increase in labor and other employee-partner related expenses.  Selling and administrative expenses as a percent of revenue, at 19.6%, decreased 110 basis points compared to the three months ended August 31, 2012. This decrease as a percent of revenue is mainly due to higher revenue for the first quarter of fiscal 2014 compared to the same quarter in the prior fiscal year.

Income before income taxes decreased $0.1 million for the Uniform Direct Sales operating segment for the first quarter of fiscal 2014 compared to the same quarter last fiscal year.  Income before income taxes was 8.1% of the operating segment’s revenue, which is a 60 basis point decrease compared to the same quarter last fiscal year.  This decrease is primarily due to the decline in gross margin as discussed above.

First Aid, Safety and Fire Protection Services Operating Segment

Three Months Ended August 31, 2013 Compared to Three Months Ended August 31, 2012

First Aid, Safety and Fire Protection Services operating segment revenue increased from $110.8 million to $125.9 million, or 13.6%, for the three months ended August 31, 2013. Revenue was negatively impacted by 1.7% due to one fewer workday in the period ended August 31, 2013, compared to the period ended August 31, 2012. Revenue increased organically by 9.2%. The 6.1% difference in growth rates represents growth derived through acquisitions.

Cost of first aid, safety and fire protection services increased $7.9 million, or 12.6%, for the three months ended August 31, 2013, over the three months ended August 31, 2012, due to increased First Aid, Safety and Fire Protection Services operating segment revenue.  Gross margin for the First Aid, Safety and Fire Protection Services operating segment is defined as revenue less cost of goods, warehouse expenses, service expenses and training expenses.

The gross margin as a percent of revenue was 43.6% for the quarter ended August 31, 2013, which is a 50 basis point increase compared to the gross margin as a percent of revenue of 43.1% in the same quarter of the prior fiscal year. The margin improvement is partially due to a decrease in energy costs of approximately 20 basis points. The remaining improvement is due to better leveraging of fixed costs in addition to an improved mix of higher gross margin revenue in the first quarter of Fiscal 2014. These improvements were partially offset by the one less workday in the first quarter of Fiscal 2014.

Selling and administrative expenses increased $4.7 million compared to the first quarter of the prior fiscal year, primarily due to an increase in labor and other employee-partner related expenses.  Selling and administrative expenses as a percent of revenue, at 34.5%, decreased 50 basis points compared to the first quarter of the prior fiscal year due to revenue growing at a faster rate than selling and administrative expenses.

Income before income taxes for the First Aid, Safety and Fire Protection Services operating segment increased $2.4 million to $11.4 million for the three months ended August 31, 2013, compared to the same quarter in the prior fiscal year, due to the increase in First Aid, Safety and Fire Protection Services operating segment revenue and the improvement in margins as discussed above. Income before income taxes, at 9.1% of the operating segment’s revenue, is a 100 basis point increase compared to the same quarter last fiscal year.

Document Management Services Operating Segment

Three Months Ended August 31, 2013 Compared to Three Months Ended August 31, 2012

Document Management Services operating segment revenue increased from $85.4 million to $94.1 million, or 10.3%, for the quarter ended August 31, 2013, over the same quarter in the prior fiscal year. Revenue was negatively impacted by 1.7% due to one fewer workday in the period ended August 31, 2013, compared to the period ended August 31, 2012. Revenue increased organically by 6.3% due to sales productivity improvements. The 5.7% difference in growth rates represents growth derived through acquisitions. This operating segment derives a portion of its revenue from the sale of shredded paper to paper recyclers. The average price from these paper sales decreased by approximately 25% for the quarter ended August 31, 2013, in comparison to the same quarter of the prior fiscal year. This decrease resulted in lower recycled paper revenue.

Cost of document management services increased $7.5 million, or 17.2%, for the three months ended August 31, 2013, over the same quarter in the prior fiscal year due to increased Document Management Services operating segment revenue. Gross margin for the Document Management Services operating segment is defined as revenue less production and service costs.  The gross margin as a percent of revenue was 45.9% for the three months ended August 31, 2013, which is a decrease from last year's first quarter gross margin as a percent of revenue of 49.1%. The decrease is due primarily to lower recycled paper revenue.

Selling and administrative expenses increased $3.4 million compared to the first quarter of the prior fiscal year, primarily due to an increase in labor and other related expenses.  Selling and administrative expenses as a percent of revenue, at 43.2%, decreased 50 basis points compared to the three months ended August 31, 2012. This decrease in percent of revenue is mainly due to revenue growing at a faster rate than selling and administrative expenses.

Income before income taxes for the Document Management Services operating segment decreased $2.1 million to $2.6 million for the three months ended August 31, 2013, compared to the same period in the prior fiscal year.  Income before income taxes as a percentage of the operating segment’s revenue decreased from 5.4% in last year’s first quarter to 2.7% for the quarter ended August 31, 2013, primarily as a result of lower recycled paper revenue.

Liquidity and Capital Resources

The following is a summary of our cash flows and cash, cash equivalents and marketable securities as of and for the three months ended August 31, 2013 and August 31, 2012:

(In thousands)	2013	2012
Net cash provided by operating activities	$82,559	$94,865
Net cash used in investing activities	$(67,004)	$(61,241)
Net cash used in financing activities	$(88,933)	$(55,479)

Cash and cash equivalents at the end of the period	$278,670	$319,217
Marketable securities at the end of the period	$4,189	$10,948

The cash and cash equivalents and marketable securities as of August 31, 2013 include $27.6 million that is located outside of the United States.  We expect to use these amounts to fund our international operations and international expansion activities.  The marketable securities at August 31, 2013 consist of Canadian treasury securities.  We believe that our investment policy pertaining to marketable securities is conservative.  The primary criterion used in making investment decisions is the preservation of principal, while earning an attractive yield.

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

Net cash provided by operating activities was $82.6 million for the three months ended August 31, 2013, a decrease of $12.3 million compared to the same period last fiscal year.  The decrease is largely due to timing issues relating to customer collections and vendor payments.

Net cash used in investing activities includes capital expenditures and cash paid for acquisitions of businesses.  Capital expenditures were $37.5 million and $47.4 million for the three months ended August 31, 2013 and August 31, 2012, respectively.  These capital expenditures primarily relate to expansion efforts in Rental Uniforms and Ancillary Products and Document Management Services operating segments.  Capital expenditures for the three months ended August 31, 2013 included $22.2 million for the Rental Uniforms and Ancillary Products operating segment and $11.3 million for the Document Management Services operating segment.  Cash paid for acquisitions of businesses net of cash acquired was $32.2 million and $2.1 million for the three months ended August 31, 2013 and August 31, 2012, respectively.  The acquisitions this fiscal year occurred in our First Aid, Safety and Fire Protection Services and Document Management Services operating segments. The acquisitions in the prior fiscal period occurred in our Document Management Services segment.

Net cash used in financing activities was $88.9 million and $55.5 million for the three months ended August 31, 2013 and August 31, 2012, respectively.  On October 18, 2011, we announced that the Board of Directors authorized a $500.0 million share buyback program. On July 30, 2013, we announced that the Board of Directors authorized a new $500.0 million share buyback program, which does not have an expiration date. During the first three months of fiscal 2013, we purchased 1.8 million shares of Cintas common stock for a total purchase price of $70.6 million. Beginning in April 2012 through May 31, 2013, under the October 18, 2011 share buyback program, Cintas purchased a total of 8.4 million shares of Cintas common stock at an average price of $39.10 per share for a total purchase price of $337.6 million. During the first three months of fiscal 2014, we purchased 2.1 million shares of Cintas common stock for a total purchase price of $100.8 million. In the period subsequent to August 31, 2013 through October 10, 2013, we purchased 0.9 million shares of Cintas common stock for $46.3 million. From the inception of the October 18, 2011 share buyback program through October 10, 2013, Cintas has purchased a total of 11.4 million shares of Cintas common stock at an average price of $42.44 per share for a total purchase price of $484.6 million. For the three months ended August 31, 2013, Cintas acquired 0.1 million shares of Cintas common stock for employee payroll taxes due on restricted stock awards that vested during the three months ended August 31, 2013.  These shares were acquired at an average price of $47.67 per share for a total purchase price of $6.2 million.

As of August 31, 2013 we had $1,300.0 million aggregate principal amount in fixed rate senior notes outstanding with maturities ranging from 2016 to 2036.  On June 1, 2012, Cintas repaid at maturity $225.0 million aggregate principal amount of its 6.00% senior notes due 2012. On June 5, 2012, Cintas issued $250.0 million aggregate principal amount of senior notes due June 1, 2022. These senior notes bear interest at a rate of 3.25% paid semi-annually beginning December 1, 2012. The net proceeds generated from the offering ($25.0 million) were used for general corporate purposes.

Cintas’ commercial paper program has a capacity of $300.0 million that is fully supported by a backup revolving credit facility through a credit agreement with its banking group.  This revolving credit facility has an accordion feature that allows for a maximum borrowing capacity of $450.0 million.  The revolving credit facility was amended on October 7, 2011, to extend the maturity date from September 26, 2014 to October 6, 2016, to improve the applicable margin used to calculate the interest rate payable on any outstanding loans and the facility fee payable under the agreement and to replace the financial covenant regarding Cintas’ net funded indebtedness to total capitalization with a requirement to maintain a leverage ratio of consolidated indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (debt to EBITDA) of no more than 3.5 to 1.0. We believe this program, along with cash generated from operations, will be adequate to provide necessary funding for our future cash requirements.  No commercial paper or borrowings under our revolving credit facility were outstanding as of August 31, 2013 or May 31, 2013.

Cintas has certain covenants related to debt agreements. These covenants limit our ability to incur certain liens, to engage in sale-leaseback transactions and to merge, consolidate or sell all or substantially all of Cintas' assets. These covenants also require Cintas to maintain certain debt to EBITDA and interest coverage ratios. Cross-default provisions exist between certain debt instruments.  If a default of a significant covenant were to occur, the default could result in an acceleration of the maturity of the indebtedness, impair liquidity and limit the ability to raise future capital.  As of August 31, 2013, Cintas was in compliance with all significant debt covenants.

Our access to the commercial paper and long-term debt markets has historically provided us with sources of liquidity.  We do not anticipate having difficulty in obtaining financing from those markets in the future in view of our favorable experiences in the debt markets in the recent past. Our ability to continue to access the commercial paper and long-term debt markets on favorable interest rate and other terms will depend, to a significant degree, on the ratings assigned by the credit rating agencies to our indebtedness.  As of August 31, 2013, our ratings were as follows:

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements.  The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements.  Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “predicts,” “projects,” “plans,” “expects,” “intends,” “target,” “forecast,” “believes,” “seeks,” “could,” “should,” “may” and “will” or the negative versions thereof and similar words, terms and expressions and by the context in which they are used.  Such statements are based upon current expectations of Cintas and speak only as of the date made.  You should not place undue reliance on any forward-looking statement.  We cannot guarantee that any forward-looking statement will be realized.  These statements are subject to various risks, uncertainties, potentially inaccurate assumptions and other factors that could cause actual results to differ from those set forth in or implied by this Quarterly Report.  Factors that might cause such a difference include, but are not limited to, the possibility of greater than anticipated operating costs including energy and fuel costs, lower sales volumes, loss of customers due to outsourcing trends, the performance and costs of integration of acquisitions, fluctuations in costs of materials and labor including increased medical costs, costs and possible effects of union organizing activities, failure to comply with government regulations concerning employment discrimination, employee pay and benefits and employee health and safety, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, the cost, results and ongoing assessment of internal controls for financial reporting required by the Sarbanes-Oxley Act of 2002, disruptions caused by the inaccessibility of computer systems data, the initiation or outcome of litigation, investigations or other proceedings, higher assumed sourcing or distribution costs of products, the disruption of operations from catastrophic or extraordinary events, the amount and timing of repurchases of our common stock, if any, changes in federal and state tax and labor laws and the reactions of competitors in terms of price and service.  Cintas undertakes no obligation to publicly release any revisions to any forward-looking statements or to otherwise update any forward-looking statements whether as a result of new information or to reflect events, circumstances or any other unanticipated developments arising after the date on which such statements are made.  A further list and description of risks, uncertainties and other matters can be found in our Annual Report on Form 10-K for the year ended May 31, 2013, and in our reports on Forms 10-Q and 8-K.  The risks and uncertainties described herein are not the only ones we may face. Additional risks and uncertainties presently not known to us or that we currently believe to be immaterial may also harm our business.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In our normal operations, Cintas has market risk exposure to interest rates.  There has been no material change to this market risk exposure to interest rates from that which was previously disclosed on page 25 of our Annual Report on Form 10-K for the year ended May 31, 2013.

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

ITEM 4.
CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

With the participation of Cintas’ management, including Cintas’ Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, Cintas has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of August 31, 2013.  Based on such evaluation, Cintas’ management, including Cintas’ Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, has concluded that Cintas’ disclosure controls and procedures were effective as of August 31, 2013, in ensuring (i) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is accumulated and communicated to Cintas’ management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in Cintas’ internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended August 31, 2013, that have materially affected, or are reasonably likely to materially affect, Cintas’ internal control over financial reporting. See “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” on pages 27 and 28 of our Annual Report on Form 10-K for the fiscal year ended May 31, 2013.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan (1)	Maximum approximate dollar value of shares that may yet be purchased under the plan (1)

June 1 - 30, 2013 (2)	301	$45.41	—	$162,460,106
July 1 - 31, 2013 (3)	369,259	47.52	239,400	651,103,625
August 1 - 31, 2013	1,839,812	48.60	1,839,812	561,688,054
Total	2,209,372	$48.42	2,079,212	$561,688,054

(1) On October 18, 2011, Cintas announced that the Board of Directors authorized a $500.0 million share buyback program. The October 18, 2011 buyback program does not have an expiration date. Beginning in April 2012, under the October 18, 2011 program, through August 31, 2013, Cintas has purchased a total of approximately 10.5 million shares of Cintas common stock at an average price of $41.87 per share for a total purchase price of $438.3 million. On July 30, 2013, Cintas announced that the Board of Directors approved an additional share buyback program of $500.0 million. There has been no activity under the July 30, 2013 buyback program, which does not have an expiration date.
(2) During June 2013, Cintas acquired 301 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock options that vested during the fiscal year. These shares were acquired at an average price of $45.41 per share for a total purchase price of less than $0.1 million.
(3) During July 2013, Cintas acquired 129,859 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock options that vested during the fiscal year. These shares were acquired at an average price of $47.68 per share for a total purchase price of less than $6.2 million.

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

CINTAS CORPORATION
(Registrant)

Date: October 10, 2013	/s/	William C. Gale

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