Form 10-Q
period 2013-11-30
CINTAS CORP
filed 2014-01-09
CIK 723254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2013

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
Yes   ✓   No

Indicate by checkmark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes   ✓   No

Indicate by checkmark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer    ✓               Accelerated Filer                          Smaller Reporting Company
Non-Accelerated Filer          (Do not check if a smaller reporting company)

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      No     ✓

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding December 31, 2013
Common Stock, no par value	119,850,031

CINTAS CORPORATION

CINTAS CORPORATION
ITEM 1. FINANCIAL STATEMENTS.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
(In thousands except per share data)

	Three Months Ended		Six Months Ended
	November 30, 2013	November 30, 2012	November 30, 2013	November 30, 2012
Revenue:
Rental uniforms and ancillary products	$804,316	$755,839	$1,597,182	$1,510,682
Other services	339,437	304,547	666,914	601,029
	1,143,753	1,060,386	2,264,096	2,111,711
Costs and expenses:
Cost of rental uniforms and ancillary products	459,112	438,902	913,843	867,050
Cost of other services	207,722	189,448	407,354	366,750
Selling and administrative expenses	323,947	293,013	649,857	599,594

Operating income	152,972	139,023	293,042	278,317

Interest income	(84)	(149)	(152)	(226)
Interest expense	16,485	16,294	33,008	32,892

Income before income taxes	136,571	122,878	260,186	245,651
Income taxes	51,709	44,851	97,570	90,891
Net income	$84,862	$78,027	$162,616	$154,760

Basic earnings per share	$0.71	$0.63	$1.34	$1.24

Diluted earnings per share	$0.70	$0.63	$1.33	$1.23

Dividends declared per share	$0.77	$0.64	$0.77	$0.64

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	November 30, 2013	November 30, 2012	November 30, 2013	November 30, 2012

Net income	$84,862	$78,027	$162,616	$154,760

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,040	1,675	1,394	8,692
Change in fair value of derivatives(1)	(189)	—	(189)	(151)
Amortization of interest rate lock agreements (2)	488	488	976	976
Change in fair value of available-for-sale securities(3)	(4)	(10)	(18)	(12)

Other comprehensive income	2,335	2,153	2,163	9,505

Comprehensive income	$87,197	$80,180	$164,779	$164,265

(1)      Net of less than $0.1 million of tax expense for the three months ended November 30, 2013. Net of less than $0.1 million of tax expense for the six months ended November 30, 2013 and 2012.

(2)      Net of $0.3 million of tax benefit for the three months ended November 30, 2013 and 2012. Net of $0.6 million of tax benefit for the six months ended November 30, 2013 and 2012.

(3)      Net of less than $0.1 million of tax expense and $0.1 million of tax benefit for the three months ended November 30, 2013 and 2012, respectively. Net of less than $0.1 million of tax expense and $0.1 million of tax benefit for the six months ended November 30, 2013 and 2012, respectively.

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands except share data)

	November 30, 2013	May 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$309,334	$352,273
Marketable securities	4,156	5,680
Accounts receivable, net	520,523	496,049
Inventories, net	249,486	240,440
Uniforms and other rental items in service	508,669	496,752
Income taxes, current	—	9,102
Prepaid expenses	26,614	24,530
Total current assets	1,618,782	1,624,826

Property and equipment, at cost, net	988,897	986,703

Goodwill	1,532,961	1,517,560
Service contracts, net	88,394	92,153
Other assets, net	136,364	124,390
	$4,365,398	$4,345,632

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$103,242	$121,029
Accrued compensation and related liabilities	58,649	78,050
Accrued liabilities	360,627	271,821
Income taxes, current	4,238	—
Deferred tax liability	87,091	77,169
Long-term debt due within one year	714	8,187
Total current liabilities	614,561	556,256

Long-term liabilities:
Long-term debt due after one year	1,300,615	1,300,979
Deferred income taxes	210,187	210,483
Accrued liabilities	92,063	76,422
Total long-term liabilities	1,602,865	1,587,884

Shareholders’ equity:
Preferred stock, no par value:	—	—
100,000 shares authorized, none outstanding
Common stock, no par value:	225,372	186,332
425,000,000 shares authorized,
FY 2014: 175,698,922 issued and 119,817,004 outstanding
FY 2013: 174,786,010 issued and 122,281,507 outstanding
Paid-in capital	110,003	109,822
Retained earnings	3,787,067	3,717,771
Treasury stock:	(2,014,756)	(1,850,556)
FY 2014: 55,881,918 shares
FY 2013: 52,504,503 shares
Accumulated other comprehensive income	40,286	38,123
Total shareholders’ equity	2,147,972	2,201,492
	$4,365,398	$4,345,632
See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	November 30, 2013	November 30, 2012
Cash flows from operating activities:
Net income	$162,616	$154,760
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	85,180	81,321
Amortization of intangible assets	11,741	11,973
Stock-based compensation	14,624	11,084
Deferred income taxes	9,299	23,351
Change in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(23,755)	(24,528)
Inventories, net	(9,232)	15,460
Uniforms and other rental items in service	(12,694)	(28,105)
Prepaid expenses	(1,776)	(202)
Accounts payable	(19,215)	23,019
Accrued compensation and related liabilities	(19,381)	(36,899)
Accrued liabilities	11,387	(4,570)
Income taxes payable	13,486	599
Net cash provided by operating activities	222,280	227,263

Cash flows from investing activities:
Capital expenditures	(76,785)	(99,062)
Proceeds from redemption of marketable securities	45,114	41,453
Purchase of marketable securities and investments	(55,413)	(80,054)
Acquisitions of businesses, net of cash acquired	(32,514)	(53,243)
Other, net	(929)	(673)
Net cash used in investing activities	(120,527)	(191,579)

Cash flows from financing activities:
Proceeds from issuance of debt	—	250,000
Repayment of debt	(7,837)	(225,312)
Proceeds from exercise of stock-based compensation awards	21,311	2,357
Repurchase of common stock	(164,200)	(159,175)
Other, net	6,323	(2,476)
Net cash used in financing activities	(144,403)	(134,606)

Effect of exchange rate changes on cash and cash equivalents	(289)	1,584

Net decrease in cash and cash equivalents	(42,939)	(97,338)

Cash and cash equivalents at beginning of period	352,273	339,825

Cash and cash equivalents at end of period	$309,334	$242,487

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

As disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2013, inventories are valued at the lower of cost (first-in, first-out) or market.  Inventory is comprised of the following amounts:

(In thousands)	November 30, 2013	May 31, 2013

Raw materials	$15,915	$19,800
Work in process	14,941	17,353
Finished goods	218,630	203,287
	$249,486	$240,440

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

All financial instruments that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the consolidated balance sheet date.  These financial instruments measured at fair value on a recurring basis are summarized below:

(In thousands)	As of November 30, 2013
	Level 1	Level 2	Level 3	Fair Value
Cash and cash equivalents	$309,334	$—	$—	$309,334
Marketable securities:
Canadian treasury securities	—	4,156	—	4,156
Total assets at fair value	$309,334	$4,156	$—	$313,490

Current accrued liabilities	$—	$237	$—	$237
Total liabilities at fair value	$—	$237	$—	$237

(In thousands)	As of May 31, 2013
	Level 1	Level 2	Level 3	Fair Value
Cash and cash equivalents	$352,273	$—	$—	$352,273
Marketable securities:
U.S. municipal bonds	—	5,680	—	5,680
Accounts receivable, net	—	39	—	39
Total assets at fair value	$352,273	$5,719	$—	$357,992

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

The types of financial instruments Cintas classifies within Level 2 include Canadian treasury securities (federal) and highly rated U.S. state or municipal bonds. The valuation technique used for Cintas’ marketable securities classified within Level 2 of the fair value hierarchy is primarily the market approach. The primary inputs to value Cintas’ marketable securities is the respective instrument's future cash flows based on its stated yield and the amount a market participant would pay for a similar instrument. Primarily all of Cintas’ marketable securities are actively traded and the recorded fair value reflects current market conditions. However, due to the inherent volatility in the investment market, there is at least a possibility that recorded investment values may change in the near term.

The funds invested in Canadian marketable securities are not presently expected to be repatriated, but instead are expected to be invested indefinitely in foreign subsidiaries. Interest, realized gains and losses and declines in value determined to be other than temporary on available-for-sale securities are included in interest income or expense. The cost of the securities sold is based on the specific identification method. The amortized cost basis of the marketable securities were $4.2 million and $5.7 million as of November 30, 2013 and May 31, 2013, respectively. All outstanding marketable securities at November 30, 2013 and May 31, 2013 had contractual maturities due within one year.

As of November 30, 2013, current accrued liabilities include foreign currency forward contracts. As of May 31, 2013, accounts receivable, net include foreign currency forward contracts. The fair value of Cintas' foreign currency forward contracts are based on similar exchange traded derivatives (market approach) and are, therefore, included within Level 2 of the fair value hierarchy.

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

4.             Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Cintas’ common shares:

	Three Months Ended		Six Months Ended
(In thousands except per share data)	November 30, 2013	November 30, 2012	November 30, 2013	November 30, 2012
Basic Earnings per Share
Net income	$84,862	$78,027	$162,616	$154,760

Less dividends to:
Common shares	$92,229	$78,866	$92,229	$78,866
Unvested shares	1,091	878	1,091	878
Total dividends	$93,320	$79,744	$93,320	$79,744

Undistributed net (loss) income	$(8,458)	$(1,717)	$69,296	$75,016

Less: net (loss) income allocated to participating unvested securities	(59)	(8)	482	409

Net (loss) income available to common shareholders	$(8,399)	$(1,709)	$68,814	$74,607

Basic weighted average common shares outstanding	119,907	124,185	121,025	125,153

Basic earnings per common share:
Common shares - distributed earnings	$0.77	$0.64	$0.77	$0.64
Common shares - undistributed earnings	(0.06)	(0.01)	0.57	0.60
Total common shares	$0.71	$0.63	$1.34	$1.24

Unvested shares - distributed earnings	$0.77	$0.64	$0.77	$0.64
Unvested shares - undistributed earnings	(0.06)	(0.01)	0.57	0.60
Total unvested shares	$0.71	$0.63	$1.34	$1.24

	Three Months Ended		Six Months Ended
(In thousands except per share data)	November 30, 2013	November 30, 2012	November 30, 2013	November 30, 2012
Diluted Earnings per Share
Net income	$84,862	$78,027	$162,616	$154,760

Less dividends to:
Common shares	$92,229	$78,866	$92,229	$78,866
Unvested shares	1,091	878	1,091	878
Total dividends	$93,320	$79,744	$93,320	$79,744

Undistributed net (loss) income	$(8,458)	$(1,717)	$69,296	$75,016

Less: net (loss) income allocated to participating unvested securities	(59)	(8)	482	409

Net (loss) income available to common shareholders	$(8,399)	$(1,709)	$68,814	$74,607

Basic weighted average common shares outstanding	119,907	124,185	121,025	125,153

Effect of dilutive securities – employee stock options	1,143	424	991	388

Diluted weighted average common shares outstanding	121,050	124,609	122,016	125,541

Diluted earnings per share:
Common shares - distributed earnings	$0.77	$0.64	$0.77	$0.64
Common shares - undistributed earnings	(0.07)	(0.01)	0.56	0.59
Total common shares	$0.70	$0.63	$1.33	$1.23

Unvested shares - distributed earnings	$0.77	$0.64	$0.77	$0.64
Unvested shares - undistributed earnings	(0.07)	(0.01)	0.56	0.59
Total unvested shares	$0.70	$0.63	$1.33	$1.23

For the three months ended November 30, 2013 and 2012, options granted to purchase 0.5 million and 0.4 million shares of Cintas common stock were excluded from the computation of diluted earnings per share, respectively. For both the six months ended November 30, 2013 and 2012, options granted to purchase 0.7 million shares of Cintas common stock were excluded from the computation of diluted earnings per share. The exercise prices of these options were greater than the average market price of the common stock (anti-dilutive).

On October 18, 2011, we announced that the Board of Directors authorized a $500.0 million share buyback program. On July 30, 2013, we announced that the Board of Directors authorized a new $500.0 million share buyback program, which does not have an expiration date. For the three months ended November 30, 2013, we purchased 1.1 million shares of Cintas common stock for a total purchase price of $56.9 million. During the first six months of fiscal 2014, we purchased 3.2 million shares of Cintas common stock for a total purchase price of $157.7 million. In the period subsequent to November 30, 2013 through January 9, 2014, we did not purchase any shares of Cintas common stock. From the inception of the October 18, 2011 share buyback program through January 9, 2014, Cintas has purchased a total of 11.6 million shares of Cintas common stock at an average price of $42.58 for a total purchase price of $495.3 million. In addition, for the six months ended November 30, 2013, Cintas acquired 0.1 million shares of Cintas common stock for employee payroll taxes due on restricted stock awards that vested during the six months ended November 30, 2013. These shares were acquired at an average price of $47.89 per share for a total purchase price of $6.5 million. Of the total purchase price, $0.3 million occurred in the three months ended November 30, 2013.

5.             Goodwill, Service Contracts and Other Assets

Changes in the carrying amount of goodwill and service contracts for the six months ended November 30, 2013, by operating segment, are as follows:

Goodwill (in thousands)	Rental Uniforms & Ancillary Products	Uniform Direct Sales	First Aid, Safety & Fire Protection	Document Management	Total

Balance as of June 1, 2013	$944,325	$23,942	$216,989	$332,304	$1,517,560
Goodwill acquired	—	—	4,866	8,837	13,703
Foreign currency translation	(406)	(12)	—	2,116	1,698
Balance as of November 30, 2013	$943,919	$23,930	$221,855	$343,257	$1,532,961

Service Contracts (in thousands)	Rental Uniforms & Ancillary Products	Uniform Direct Sales	First Aid, Safety & Fire Protection	Document Management	Total

Balance as of June 1, 2013	$23,135	$—	$32,811	$36,207	$92,153
Service contracts acquired	—	—	2,926	3,679	6,605
Service contracts amortization	(2,994)	—	(4,088)	(3,745)	(10,827)
Foreign currency translation	(2)	—	—	465	463
Balance as of November 30, 2013	$20,139	$—	$31,649	$36,606	$88,394

Information regarding Cintas’ service contracts and other assets is as follows:

	As of November 30, 2013
(In thousands)	Carrying Amount	Accumulated Amortization	Net
Service contracts	$426,982	$338,588	$88,394

Noncompete and consulting agreements	$79,025	$74,351	$4,674
Investments (1)	113,239	—	113,239
Other	23,949	5,498	18,451
Total	$216,213	$79,849	$136,364

	As of May 31, 2013
(In thousands)	Carrying Amount	Accumulated Amortization	Net
Service contracts	$420,499	$328,346	$92,153

Noncompete and consulting agreements	$77,863	$72,970	$4,893
Investments (1)	101,525	—	101,525
Other	22,711	4,739	17,972
Total	$202,099	$77,709	$124,390

(1)      Investments at November 30, 2013, include the cash surrender value of insurance policies of $83.7 million, equity method investments of $28.6 million and cost method investments of $0.9 million.  Investments at May 31, 2013, include the cash surrender value of insurance policies of $73.0 million, equity method investments of $27.6 million and cost method investments of $0.9 million. During the second quarter of fiscal 2013, Cintas sold stock of an equity method investment for a gain of $8.5 million.

Amortization expense was $5.9 million for the three months ended November 30, 2013 and 2012. Amortization expense was $11.7 million and $12.0 million for the six months ended November 30, 2013 and 2012, respectively.  Estimated amortization expense, excluding any future acquisitions, for each of the next five full fiscal years is $22.8 million, $20.0 million, $14.8 million, $9.6 million and $8.4 million, respectively.

Investments recorded using the cost method are evaluated for impairment on an annual basis or when indicators of impairment are identified.  For the three and six months ended November 30, 2013 and 2012, no impairment losses were recognized.

6.             Debt, Derivatives and Hedging Activities

Cintas' senior notes are recorded at cost. The fair value is estimated using Level 2 inputs based on Cintas' current incremental borrowing rate for similar types of borrowing arrangements, which is similar to the market approach. The carrying value and fair value of Cintas' long-term debt as of November 30, 2013 were $1,301.3 million and $1,386.6 million, respectively, and as of May 31, 2013 were $1,309.2 million and $1,447.1 million, respectively.

Cintas’ commercial paper program has a capacity of $300.0 million that is fully supported by a backup revolving credit facility through a credit agreement with its banking group.  This revolving credit facility has an accordion feature that allows for a maximum borrowing capacity of $450.0 million and has a maturity date of October 6, 2016.  No commercial paper or borrowings on our revolving credit facility were outstanding at November 30, 2013 or May 31, 2013.

On June 1, 2012, Cintas repaid at maturity $225.0 million aggregate principal amount of its 6.00% senior notes due 2012. On June 5, 2012, Cintas issued $250.0 million aggregate principal amount of senior notes due June 1, 2022. These senior notes bear interest at a rate of 3.25% paid semi-annually beginning December 1, 2012.

Cintas used interest rate lock agreements to hedge against movements in the treasury rates at the time Cintas issued its senior notes in fiscal 2007, fiscal 2008, fiscal 2011 and fiscal 2013.  The amortization of the cash flow hedges resulted in an increase to other comprehensive income of $0.5 million for the three months ended November 30, 2013 and 2012 and $1.0 million for the six months ended November 30, 2013 and 2012.

To hedge the exposure of movements in the foreign currency rates, Cintas may use foreign currency hedges. These hedges reduce the impact on cash flows from movements in the foreign currency exchange rates. Examples of foreign currency hedge instruments that Cintas may use are average rate options and forward contracts. Cintas had foreign currency forward contracts included in current accrued liabilities of $0.2 million as of November 30, 2013. As of May 31, 2013, there were less than $0.1 million of foreign currency forward contracts included in accounts receivable, net.

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

7.             Income Taxes

In the normal course of business, Cintas provides for uncertain tax positions and the related interest, and adjusts its unrecognized tax benefits and accrued interest accordingly.  During the three months ended November 30, 2013, unrecognized tax benefits increased by approximately $0.4 million and accrued interest increased by approximately $0.1 million. During the six months ended November 30, 2013, unrecognized tax benefits increased by approximately $0.6 million and there was no change in accrued interest.

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

On September 13, 2013, the Internal Revenue Service released final tangible property regulations under Sections 162(a) and 263(a) of the Internal Revenue Code of 1986 (Code), regarding the deduction and capitalization of expenditures related to tangible property. The final regulations replace temporary regulations that were issued in December 2011. Also released were proposed regulations under Section 168 of the Code regarding dispositions of tangible property. These final and proposed regulations will be effective for Cintas' fiscal year ending May 31, 2015. Early adoption is available, and, as such, Cintas elected early adoption of the regulations on specific assets (material and supplies) resulting in a gross balance sheet reclassification of $33.6 million in fiscal 2013 between unrecognized tax benefits and the tax deferred (i.e., between long-term accrued liabilities and current deferred taxes on the Consolidated Condensed Balance Sheet). Transition guidance providing the procedural rules to comply with such regulations is expected to be released in the near term. Cintas continues to review the regulations, but does not believe there will be a material impact on Cintas' consolidated financial statements when they are fully adopted.

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

9. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss), net of tax:

(In thousands)	Foreign Currency	Unrealized Loss on Derivatives	Other	Total
Balance at June 1, 2013	$51,312	$(14,339)	$1,150	$38,123
Other comprehensive loss before reclassifications	(646)	—	(14)	(660)
Amounts reclassified from accumulated other comprehensive income (loss)	—	488	—	488
Net current period other comprehensive (loss) income	(646)	488	(14)	(172)
Balance at August 31, 2013	$50,666	$(13,851)	$1,136	$37,951
Other comprehensive income (loss) before reclassifications	2,040	(189)	(4)	1,847
Amounts reclassified from accumulated other comprehensive income (loss)	—	488	—	488
Net current period other comprehensive income (loss)	2,040	299	(4)	2,335
Balance at November 30, 2013	$52,706	$(13,552)	$1,132	$40,286

The following table summarizes the reclassifications out of accumulated other comprehensive income (loss):

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line in the Consolidated Condensed Statements of Income
(In thousands)	Three Months Ended November 30, 2013	Six Months Ended November 30, 2013
Amortization of interest rate locks	$(783)	$(1,565)	Interest expense
Tax benefit	295	589	Income taxes
Amortization of interest rate locks, net of tax	$(488)	$(976)	Net of tax

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

Cintas evaluates the performance of each operating segment based on several factors of which the primary financial measures are operating segment revenue and income before income taxes.  The accounting policies of the operating segments are the same as those described in Note 1 entitled Basis of Presentation.  Information related to the operations of Cintas’ operating segments is set forth below:

(In thousands)	Rental Uniforms & Ancillary Products	Uniform Direct Sales	First Aid, Safety & Fire Protection	Document Management	Corporate	Total
For the three months ended November 30, 2013
Revenue	$804,316	$121,883	$124,585	$92,969	$—	$1,143,753
Income (loss) before income taxes	$126,070	$13,864	$10,585	$2,453	$(16,401)	$136,571

For the three months ended November 30, 2012
Revenue	$755,839	$110,203	$111,513	$82,831	$—	$1,060,386
Income (loss) before income taxes	$116,051	$10,404	$9,654	$2,914	$(16,145)	$122,878

As of and for the six months ended November 30, 2013
Revenue	$1,597,182	$229,345	$250,460	$187,109	$—	$2,264,096
Income (loss) before income taxes	$243,463	$22,545	$22,031	$5,003	$(32,856)	$260,186
Total assets	$2,838,831	$159,465	$418,787	$634,825	$313,490	$4,365,398

As of and for the six months ended November 30, 2012
Revenue	$1,510,682	$210,482	$222,354	$168,193	$—	$2,111,711
Income (loss) before income taxes	$232,958	$19,145	$18,675	$7,539	$(32,666)	$245,651
Total assets	$2,818,507	$143,880	$393,429	$590,517	$276,349	$4,222,682

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

Condensed consolidating financial statements for Cintas, Corp. 2, the subsidiary guarantors and non-guarantors are presented on the following pages:

Condensed Consolidating Income Statement
Three Months Ended November 30, 2013
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Rental uniforms and ancillary products	$—	$614,742	$164,985	$56,104	$(31,515)	$804,316
Other services	—	419,533	9,166	34,784	(124,046)	339,437
Equity in net income of affiliates	84,862	—	—	—	(84,862)	—
	84,862	1,034,275	174,151	90,888	(240,423)	1,143,753
Costs and expenses (income):
Cost of rental uniforms and ancillary products	—	390,215	96,831	39,465	(67,399)	459,112
Cost of other services	—	272,410	(3,091)	21,156	(82,753)	207,722
Selling and administrative expenses	—	314,421	(10,965)	25,483	(4,992)	323,947
Operating income	84,862	57,229	91,376	4,784	(85,279)	152,972

Interest income	—	(11)	(72)	(2)	1	(84)
Interest expense	—	16,468	17	—	—	16,485

Income before income taxes	84,862	40,772	91,431	4,786	(85,280)	136,571
Income taxes	—	15,500	34,709	1,514	(14)	51,709

Net income	$84,862	$25,272	$56,722	$3,272	$(85,266)	$84,862

Condensed Consolidating Income Statement
Three Months Ended November 30, 2012
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Rental uniforms and ancillary products	$—	$575,274	$152,771	$55,370	$(27,576)	$755,839
Other services	—	387,265	10,630	28,964	(122,312)	304,547
Equity in net income of affiliates	78,027	—	—	—	(78,027)	—
	78,027	962,539	163,401	84,334	(227,915)	1,060,386
Costs and expenses (income):
Cost of rental uniforms and ancillary products	—	367,645	95,014	38,923	(62,680)	438,902
Cost of other services	—	256,524	(6,949)	18,564	(78,691)	189,448
Selling and administrative expenses	—	280,259	(7,023)	23,705	(3,928)	293,013
Operating income	78,027	58,111	82,359	3,142	(82,616)	139,023

Interest income	—	(13)	(126)	(10)	—	(149)
Interest expense (income)	—	16,277	18	(1)	—	16,294

Income before income taxes	78,027	41,847	82,467	3,153	(82,616)	122,878
Income taxes	—	14,876	29,241	746	(12)	44,851

Net income	$78,027	$26,971	$53,226	$2,407	$(82,604)	$78,027

Condensed Consolidating Income Statement
Six Months Ended November 30, 2013
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Rental uniforms and ancillary products	$—	$1,220,500	$327,550	$111,069	$(61,937)	$1,597,182
Other services	—	824,107	17,714	66,170	(241,077)	666,914
Equity in net income of affiliates	162,616	—	—	—	(162,616)	—
	162,616	2,044,607	345,264	177,239	(465,630)	2,264,096
Costs and expenses (income):
Cost of rental uniforms and ancillary products	—	773,934	194,998	78,021	(133,110)	913,843
Cost of other services	—	533,005	(6,202)	40,220	(159,669)	407,354
Selling and administrative expenses	—	623,182	(15,824)	51,696	(9,197)	649,857
Operating income	162,616	114,486	172,292	7,302	(163,654)	293,042

Interest income	—	(19)	(125)	(14,696)	14,688	(152)
Interest expense	—	32,948	61	(1)	—	33,008

Income before income taxes	162,616	81,557	172,356	21,999	(178,342)	260,186
Income taxes	—	30,604	64,677	2,333	(44)	97,570

Net income	$162,616	$50,953	$107,679	$19,666	$(178,298)	$162,616

Condensed Consolidating Income Statement
Six Months Ended November 30, 2012
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Rental uniforms and ancillary products	$—	$1,151,559	$305,588	$109,154	$(55,619)	$1,510,682
Other services	—	756,671	21,509	58,342	(235,493)	601,029
Equity in net income of affiliates	154,760	—	—	—	(154,760)	—
	154,760	1,908,230	327,097	167,496	(445,872)	2,111,711
Costs and expenses (income):
Cost of rental uniforms and ancillary products	—	731,842	184,356	75,543	(124,691)	867,050
Cost of other services	—	492,855	(9,366)	36,272	(153,011)	366,750
Selling and administrative expenses	—	570,903	(11,162)	48,006	(8,153)	599,594
Operating income	154,760	112,630	163,269	7,675	(160,017)	278,317

Interest income	—	(31)	(161)	(34)	—	(226)
Interest expense	—	32,843	49	—	—	32,892

Income before income taxes	154,760	79,818	163,381	7,709	(160,017)	245,651
Income taxes	—	29,255	59,883	1,770	(17)	90,891

Net income	$154,760	$50,563	$103,498	$5,939	$(160,000)	$154,760

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended November 30, 2013
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$84,862	$25,272	$56,722	$3,272	$(85,266)	$84,862

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	—	(2)	—	2,042	—	2,040
Change in fair value of derivatives	—	—	—	(189)	—	(189)
Amortization of interest rate lock agreements	—	488	—	—	—	488
Change in fair value of available-for- sale securities	—	—	—	(4)	—	(4)

Other comprehensive income	—	486	—	1,849	—	2,335

Comprehensive income	$84,862	$25,758	$56,722	$5,121	$(85,266)	$87,197

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended November 30, 2012
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$78,027	$26,971	$53,226	$2,407	$(82,604)	$78,027

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	—	(1)	—	1,676	—	1,675
Change in fair value of derivatives	—	—	—	—	—	—
Amortization of interest rate lock agreements	—	488	—	—	—	488
Change in fair value of available-for- sale securities	—	—	(7)	(3)	—	(10)

Other comprehensive income (loss)	—	487	(7)	1,673	—	2,153

Comprehensive income	$78,027	$27,458	$53,219	$4,080	$(82,604)	$80,180

Condensed Consolidating Statement of Comprehensive Income
Six Months Ended November 30, 2013
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$162,616	$50,953	$107,679	$19,666	$(178,298)	$162,616

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	5	—	1,389	—	1,394
Change in fair value of derivatives	—	(189)	—	—	—	(189)
Amortization of interest rate lock agreements	—	976	—	—	—	976
Change in fair value of available-for- sale securities	—	—	(13)	(5)	—	(18)

Other comprehensive income (loss)	—	792	(13)	1,384	—	2,163

Comprehensive income	$162,616	$51,745	$107,666	$21,050	$(178,298)	$164,779

Condensed Consolidating Statement of Comprehensive Income
Six Months Ended November 30, 2012
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$154,760	$50,563	$103,498	$5,939	$(160,000)	$154,760

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	7	—	8,685	—	8,692
Change in fair value of derivatives	—	(151)	—	—	—	(151)
Amortization of interest rate lock agreements	—	976	—	—	—	976
Change in fair value of available-for- sale securities	—	—	(7)	(5)	—	(12)

Other comprehensive income (loss)	—	832	(7)	8,680	—	9,505

Comprehensive income	$154,760	$51,395	$103,491	$14,619	$(160,000)	$164,265

Condensed Consolidating Balance Sheet
As of November 30, 2013
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$69,393	$210,433	$29,508	$—	$309,334
Marketable securities	—	—	—	4,156	—	4,156
Accounts receivable, net	—	373,929	100,455	46,139	—	520,523
Inventories, net	—	216,588	20,080	9,677	3,141	249,486
Uniforms and other rental items in service	—	374,341	114,913	39,148	(19,733)	508,669
Income taxes, current	—	—	(2,349)	2,349	—	—
Deferred tax asset (liability)	—	522	(522)	—	—	—
Prepaid expenses	—	6,994	16,054	3,566	—	26,614
Total current assets	—	1,041,767	459,064	134,543	(16,592)	1,618,782

Property and equipment, at cost, net	—	633,412	249,859	105,626	—	988,897

Goodwill	—	—	1,454,848	78,113	—	1,532,961
Service contracts, net	—	82,847	104	5,443	—	88,394
Other assets, net	1,642,439	1,627,184	2,874,230	794,512	(6,802,001)	136,364
	$1,642,439	$3,385,210	$5,038,105	$1,118,237	$(6,818,593)	$4,365,398

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$(465,247)	$(595,836)	$1,099,424	$26,885	$38,016	$103,242
Accrued compensation and related liabilities	—	41,288	12,425	4,936	—	58,649
Accrued liabilities	—	67,916	281,526	11,185	—	360,627
Income taxes, current	—	8,987	(4,749)	—	—	4,238
Deferred tax liability	—	—	78,229	8,862	—	87,091
Long-term debt due within one year	—	984	(270)	—	—	714
Total current liabilities	(465,247)	(476,661)	1,466,585	51,868	38,016	614,561

Long-term liabilities:
Long-term debt due after one year	—	1,309,750	(9,883)	748	—	1,300,615
Deferred income taxes	—	(6)	215,929	(5,736)	—	210,187
Accrued liabilities	—	—	91,022	1,041	—	92,063
Total long-term liabilities	—	1,309,744	297,068	(3,947)	—	1,602,865
Total shareholders’ equity	2,107,686	2,552,127	3,274,452	1,070,316	(6,856,609)	2,147,972
	$1,642,439	$3,385,210	$5,038,105	$1,118,237	$(6,818,593)	$4,365,398

Condensed Consolidating Balance Sheet
As of May 31, 2013
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$54,511	$247,070	$50,692	$—	$352,273
Marketable securities	—	—	5,680	—	—	5,680
Accounts receivable, net	—	355,429	96,569	44,051	—	496,049
Inventories, net	—	201,260	25,584	10,342	3,254	240,440
Uniforms and other rental items in service	—	363,662	113,024	38,917	(18,851)	496,752
Income taxes, current	—	4,172	3,437	1,493	—	9,102
Deferred tax asset (liability)	—	534	(534)	—	—	—
Prepaid expenses	—	7,450	12,909	4,171	—	24,530
Total current assets	—	987,018	503,739	149,666	(15,597)	1,624,826

Property and equipment, at cost, net	—	631,480	259,586	95,637	—	986,703

Goodwill	—	—	1,449,445	68,115	—	1,517,560
Service contracts, net	—	88,157	166	3,830	—	92,153
Other assets, net	1,698,122	1,627,505	2,698,197	768,903	(6,668,337)	124,390
	$1,698,122	$3,334,160	$4,911,133	$1,086,151	$(6,683,934)	$4,345,632

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$(465,247)	$(561,454)	$1,084,986	$24,728	$38,016	$121,029
Accrued compensation and related liabilities	—	54,591	17,642	5,817	—	78,050
Accrued liabilities	—	67,490	193,261	11,837	(767)	271,821
Deferred tax liability	—	—	68,231	8,938	—	77,169
Long-term debt due within one year	—	8,436	(249)	—	—	8,187
Total current liabilities	(465,247)	(430,937)	1,363,871	51,320	37,249	556,256

Long-term liabilities:
Long-term debt due after one year	—	1,310,384	(11,020)	848	767	1,300,979
Deferred income taxes	—	(6)	216,368	(5,879)	—	210,483
Accrued liabilities	—	—	75,571	851	—	76,422
Total long-term liabilities	—	1,310,378	280,919	(4,180)	767	1,587,884
Total shareholders’ equity	2,163,369	2,454,719	3,266,343	1,039,011	(6,721,950)	2,201,492
	$1,698,122	$3,334,160	$4,911,133	$1,086,151	$(6,683,934)	$4,345,632

Condensed Consolidating Statement of Cash Flows
Six Months Ended November 30, 2013
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Cash flows from operating activities:
Net income	$162,616	$50,953	$107,679	$19,666	$(178,298)	$162,616
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	—	51,331	26,590	7,259	—	85,180
Amortization of intangible assets	—	10,683	83	975	—	11,741
Stock-based compensation	14,624	—	—	—	—	14,624
Deferred income taxes	—	—	9,553	(254)	—	9,299
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	—	(18,508)	(3,886)	(1,361)	—	(23,755)
Inventories, net	—	(15,354)	5,503	506	113	(9,232)
Uniforms and other rental items in service	—	(10,679)	(1,888)	(1,009)	882	(12,694)
Prepaid expenses	—	484	(3,146)	886	—	(1,776)
Accounts payable	—	(27,917)	7,208	1,494	—	(19,215)
Accrued compensation and related liabilities	—	(13,303)	(5,217)	(861)	—	(19,381)
Accrued liabilities	—	2,366	10,523	(2,269)	767	11,387
Income taxes payable	—	13,163	1,038	(715)	—	13,486
Net cash provided by operating activities	177,240	43,219	154,040	24,317	(176,536)	222,280

Cash flows from investing activities:
Capital expenditures	—	(53,379)	(17,113)	(6,293)	—	(76,785)
Proceeds from redemption of marketable securities	—	—	5,659	39,455	—	45,114
Purchase of marketable securities and investments		(1,034)	(35,506)	(43,699)	24,826	(55,413)
Acquisitions of businesses, net of cash acquired	—	(12,364)	(125)	(20,025)	—	(32,514)
Other	(37,637)	45,550	(146,725)	(14,594)	152,477	(929)
Net cash used in investing activities	(37,637)	(21,227)	(193,810)	(45,156)	177,303	(120,527)

Cash flows from financing activities:
Proceeds from issuance of debt	—	—	2,109	(2,109)	—	—
Repayment of debt	—	(8,086)	1,024	(8)	(767)	(7,837)
Exercise of stock-based compensation awards	21,311	—	—	—	—	21,311
Repurchase of common stock	(164,200)	—	—	—	—	(164,200)
Other	3,286	976	—	2,061	—	6,323
Net cash (used in) provided by financing activities	(139,603)	(7,110)	3,133	(56)	(767)	(144,403)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(289)	—	(289)

Net increase (decrease) in cash and cash equivalents	—	14,882	(36,637)	(21,184)	—	(42,939)
Cash and cash equivalents at beginning of period	—	54,511	247,070	50,692	—	352,273
Cash and cash equivalents at end of period	$—	$69,393	$210,433	$29,508	$—	$309,334

Condensed Consolidating Statement of Cash Flows
Six Months Ended November 30, 2012
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Cash flows from operating activities:
Net income	$154,760	$50,563	$103,498	$5,939	$(160,000)	$154,760
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	—	48,061	26,608	6,652	—	81,321
Amortization of intangible assets	—	10,318	117	1,538	—	11,973
Stock-based compensation	11,084	—	—	—	—	11,084
Deferred income taxes	—	(1)	23,065	287	—	23,351
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	—	(20,450)	(7,242)	3,164	—	(24,528)
Inventories, net	—	9,838	(2,262)	687	7,197	15,460
Uniforms and other rental items in service	—	(15,915)	(8,877)	(1,244)	(2,069)	(28,105)
Prepaid expenses	—	152	(1,170)	816	—	(202)
Accounts payable	—	(41,309)	63,503	825	—	23,019
Accrued compensation and related liabilities	—	(26,353)	(9,260)	(1,286)	—	(36,899)
Accrued liabilities	—	(7,450)	4,532	(2,438)	786	(4,570)
Income taxes payable	—	10,815	(8,365)	(1,851)	—	599
Net cash provided by operating activities	165,844	18,269	184,147	13,089	(154,086)	227,263

Cash flows from investing activities:
Capital expenditures	—	(57,660)	(29,923)	(11,479)	—	(99,062)
Proceeds from redemption of marketable securities	—	—	1,065	40,388	—	41,453
Purchase of marketable securities and investments	—	557	(17,931)	(64,295)	1,615	(80,054)
Acquisitions of businesses, net of cash acquired	—	(51,984)	—	(1,259)	—	(53,243)
Other	(11,749)	57,625	(201,693)	1,887	153,257	(673)
Net cash used in investing activities	(11,749)	(51,462)	(248,482)	(34,758)	154,872	(191,579)

Cash flows from financing activities:
Proceeds from issuance of debt	—	250,000	—	—	—	250,000
Repayment of debt	—	(225,542)	1,016	—	(786)	(225,312)
Exercise of stock-based compensation awards	2,357	—	—	—	—	2,357
Repurchase of common stock	(159,175)	—	—	—	—	(159,175)
Other	2,723	(4,965)	—	(234)	—	(2,476)
Net cash (used in) provided by financing activities	(154,095)	19,493	1,016	(234)	(786)	(134,606)

Effect of exchange rate changes on cash and cash equivalents	—	(1)	1,485	100	—	1,584

Net decrease in cash and cash equivalents	—	(13,701)	(61,834)	(21,803)	—	(97,338)
Cash and cash equivalents at beginning of period	—	58,737	229,287	51,801	—	339,825
Cash and cash equivalents at end of period	$—	$45,036	$167,453	$29,998	$—	$242,487

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

RESULTS OF OPERATIONS

Cintas classifies its businesses into four operating segments based on the types of products and services provided.  The Rental Uniforms and Ancillary Products operating segment consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items.  In addition to these rental items, restroom cleaning services and supplies and carpet and tile cleaning services are also provided within this operating segment.  The Uniform Direct Sales operating segment consists of the direct sale of uniforms and related items.  The First Aid, Safety and Fire Protection Services operating segment consists of first aid, safety and fire protection products and services.  The Document Management Services operating segment consists of document destruction, document imaging and document retention services.  Revenue and income before income taxes for each of these operating segments for the three and six months ended November 30, 2013 and 2012 are presented in Note 10 entitled Segment Information of “Notes to Consolidated Condensed Financial Statements.”

Consolidated Results

Three Months Ended November 30, 2013 Compared to Three Months Ended November 30, 2012

Total revenue increased 7.9% for the three months ended November 30, 2013 over the same period in the prior fiscal year, from $1,060.4 million to $1,143.8 million. The increase primarily resulted from an organic growth increase (excludes the impact of acquisitions) in revenue of 7.1%. The 0.8% difference in growth rates represents growth derived through acquisitions in our First Aid, Safety and Fire Protection Services and our Document Management Services operating segments.

Rental Uniforms and Ancillary Products operating segment revenue increased 6.4% for the three months ended November 30, 2013 over the same period in the prior fiscal year, from $755.8 million to $804.3 million, all due to organic growth. The amount of new business sold by our sales representatives was strong, resulting from an increase in the number and productivity of sales representatives. Generally, sales productivity improvements are the result of increased tenure and improved training, which result in a higher number of products and services sold.

Other Services revenue, consisting of revenue from the reportable operating segments of Uniform Direct Sales, First Aid, Safety and Fire Protection Services and Document Management Services, increased 11.5% for the three months ended November 30, 2013 over the same period in the prior fiscal year, from $304.5 million to $339.4 million. Revenue increased organically by 8.9%. The 2.6% difference in growth rates represents growth derived through acquisitions in our First Aid, Safety and Fire Protection Services and our Document Management Services operating segments.

Cost of rental uniforms and ancillary products consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other ancillary items.  Cost of rental uniforms and ancillary products increased $20.2 million, or 4.6%, for the three months ended November 30, 2013, compared to the three months ended November 30, 2012.  This increase was due to higher Rental Uniforms and Ancillary Products operating segment sales volume. The three month period ended November 30, 2012 included a $1.6 million expense related to the write-off of a garment processing system.

Cost of other services consists primarily of cost of goods sold (predominantly uniforms and first aid, safety and fire protection products), delivery expenses and distribution expenses in the Uniform Direct Sales operating segment, the First Aid, Safety and Fire Protection Services operating segment and the Document Management Services operating segment.  Cost of other services increased $18.3 million, or 9.6%, for the three months ended November 30, 2013, compared to the three months ended November 30, 2012.  This increase was primarily due to increased sales volume in all segments.

Selling and administrative expenses increased $30.9 million, or 10.6%, for the three months ended November 30, 2013, compared to the three months ended November 30, 2012. In the three months ended November 30, 2012, a gain on sale of stock of an equity method investment was realized, reducing selling and administrative expenses by $8.5 million. This gain was allocated to each operating segment. The remainder of the increase was primarily due to increases in labor and other employee-partner related expenses.

Net interest expense (interest expense less interest income) was $16.4 million for the three months ended November 30, 2013, compared to $16.1 million for the three months ended November 30, 2012.

Cintas’ effective tax rate was 37.9% for the three months ended November 30, 2013, compared to 36.5% for the three months ended November 30, 2012.  The rate for the three months ended November 30, 2012 reflected the favorable impact of a change to certain tax regulations.

Net income increased $6.8 million, or 8.8%, for the three months ended November 30, 2013, from the same period in the prior fiscal year.  This increase was primarily due to the growth in sales volume. Diluted earnings per share were $0.70 for the three months ended November 30, 2013, which was an increase of 11.1% compared to the same period in the prior fiscal year.  Diluted earnings per share increased due to an increase in earnings combined with a decrease in weighted average common stock outstanding. The decrease in common stock outstanding resulted from purchasing 4.6 million shares of common stock under the October 18, 2011 share buyback program since the beginning of the third quarter of fiscal 2013 through the second quarter of fiscal 2014.

Rental Uniforms and Ancillary Products Operating Segment

Three Months Ended November 30, 2013 Compared to Three Months Ended November 30, 2012

Rental Uniforms and Ancillary Products operating segment revenue increased from $755.8 million to $804.3 million, or 6.4%, and the cost of rental uniforms and ancillary products increased $20.2 million, or 4.6%. The operating segment’s gross margin was $345.2 million, or 42.9% of revenue. The gross margin as a percent of revenue of 42.9% was 100 basis points higher than the prior fiscal year’s second quarter of 41.9%, primarily due to route efficiencies and increased revenue covering fixed costs including our plant infrastructure. The three month period ended November 30, 2012 included expense of $1.6 million amounting to 20 basis points related to the write-off of a garment processing system.

Selling and administrative expenses increased $18.2 million, or 60 basis points, to 27.2% of revenue, compared to 26.6% in the second quarter of the prior fiscal year. The prior year period benefited from the gain on sale of stock of an equity method investment previously mentioned, which reduced selling and administrative expenses by 80 basis points.

Income before income taxes increased $10.0 million to $126.1 million for the Rental Uniforms and Ancillary Products operating segment for the second quarter of fiscal 2014 compared to the same quarter last fiscal year.  Income before income taxes was 15.7% of the operating segment’s revenue, which is a 30 basis point increase compared to the second quarter of the prior fiscal year.  This increase is due primarily to the increase in gross margin previously discussed.

Uniform Direct Sales Operating Segment

Three Months Ended November 30, 2013 Compared to Three Months Ended November 30, 2012

Uniform Direct Sales operating segment revenue increased from $110.2 million to $121.9 million, or 10.6%, for the three months ended November 30, 2013, over the same quarter in the prior fiscal year due to large uniform customer roll-outs.

Cost of uniform direct sales increased $6.7 million, or 8.4%, for the three months ended November 30, 2013, over the same quarter in the prior fiscal year.  The gross margin as a percent of revenue was 28.8% for the three months ended November 30, 2013, which is a 140 basis point increase compared to the gross margin percent of revenue of 27.4% in the same quarter of the prior fiscal year.  The increase is mainly due to additional revenue covering fixed costs and a greater percentage of revenue derived from higher-margin hospitality accounts.

Selling and administrative expenses increased $1.5 million compared to the second quarter of the prior fiscal year, primarily due to an increase in labor and other employee-partner related expenses.  Selling and administrative expenses as a percent of revenue, at 17.5%, decreased 50 basis points compared to the three months ended November 30, 2012. This decrease as a percent of revenue is mainly due to higher revenue for the second quarter of fiscal 2014 compared to the same quarter in the prior fiscal year.

Income before income taxes increased $3.5 million for the Uniform Direct Sales operating segment for the second quarter of fiscal 2014 compared to the same quarter last fiscal year.  Income before income taxes was 11.4% of the operating segment’s revenue, which is a 200 basis point increase compared to the same quarter last fiscal year.  This increase is primarily due to the increase in gross margin and the reduction in selling and administrative expenses as a percent of revenue as discussed above.

First Aid, Safety and Fire Protection Services Operating Segment

Three Months Ended November 30, 2013 Compared to Three Months Ended November 30, 2012

First Aid, Safety and Fire Protection Services operating segment revenue increased from $111.5 million to $124.6 million, or 11.7%, for the three months ended November 30, 2013. Revenue increased organically by 8.8%. The 2.9% difference in growth rates represents growth derived through acquisitions.

Cost of first aid, safety and fire protection services increased $6.3 million, or 9.8%, for the three months ended November 30, 2013, over the three months ended November 30, 2012, due to increased First Aid, Safety and Fire Protection Services operating segment revenue.  Gross margin for the First Aid, Safety and Fire Protection Services operating segment is defined as revenue less cost of goods, warehouse expenses, service expenses and training expenses.  The gross margin as a percent of revenue was 43.4% for the quarter ended November 30, 2013, which is a 100 basis point increase compared to the gross margin as a percent of revenue of 42.4% in the same quarter of the prior fiscal year. The improvement is primarily due to a more favorable mix of customer accounts in the second quarter of fiscal 2014. In addition, energy costs decreased approximately 20 basis points from the comparable period in the prior fiscal year.

Selling and administrative expenses increased $5.8 million, to 34.9% of revenue, compared to 33.7% in the same quarter in the prior fiscal year. Of the 120 basis point increase, 80 basis points are attributable to the gain on sale of stock of an equity method investment previously mentioned. The remaining amount is due primarily to an increase in labor and other employee-partner related expenses and our continued investment in an enterprise software system.

Income before income taxes for the First Aid, Safety and Fire Protection Services operating segment increased $0.9 million to $10.6 million for the three months ended November 30, 2013, compared to the same quarter in the prior fiscal year, due to the increase in First Aid, Safety and Fire Protection Services operating segment revenue and gross margin. Income before income taxes, at 8.5% of the operating segment’s revenue, is a 20 basis point decrease compared to the same quarter last fiscal year. As previously mentioned, the second quarter of last fiscal year benefited 80 basis points from the gain on sale of stock of an equity method investment.

Document Management Services Operating Segment

Three Months Ended November 30, 2013 Compared to Three Months Ended November 30, 2012

Document Management Services operating segment revenue increased from $82.8 million to $93.0 million, or 12.2%, for the quarter ended November 30, 2013, over the same quarter in the prior fiscal year. Revenue increased organically by 6.9% due to an increase in the number and productivity of sales representatives. The 5.3% difference in growth rates represents growth derived through acquisitions. This operating segment derives a portion of its revenue from the sale of shredded paper to paper recyclers. The average price from these paper sales for the quarter ended November 30, 2013 decreased about 17% from last year's second quarter average.

Cost of document management services increased $5.2 million, or 11.6%, for the three months ended November 30, 2013, over the same quarter in the prior fiscal year due to increased Document Management Services operating segment revenue. Gross margin for the Document Management Services operating segment is defined as revenue less production and service costs.  The gross margin as a percent of revenue was 45.7% for the three months ended November 30, 2013, which is an increase from last year's second quarter gross margin as a percent of revenue of 45.4%. The increase is attributable primarily to decreased energy costs.

Selling and administrative expenses increased $5.4 million, to 43.1% of revenue, compared to 41.9% in the same quarter in the prior fiscal year. Of the 120 basis point increase, 80 basis points are attributable to the gain on sale of stock of an equity method investment. The remaining amount is due primarily to an increase in labor and other employee-partner related expenses and our continued investment in an enterprise software system.

Income before income taxes for the Document Management Services operating segment decreased $0.5 million to $2.5 million for the three months ended November 30, 2013, compared to the same period in the prior fiscal year.  Income before income taxes as a percentage of the operating segment’s revenue decreased from 3.5% in last year’s second quarter to 2.6% for the quarter ended November 30, 2013. As previously mentioned, the second quarter of last fiscal year benefited 80 basis points from the gain on sale of stock of an equity method investment. In addition, lower paper prices had a negative impact on income.

Consolidated Results

Six Months Ended November 30, 2013 Compared to Six Months Ended November 30, 2012

Total revenue increased 7.2% for the six months ended November 30, 2013, over the same period in the prior fiscal year, from $2.1 billion to $2.3 billion. Revenue growth was negatively impacted by 0.8% due to one fewer workday in the period ended November 30, 2013 compared to the period ended November 30, 2012. Revenue increased organically by 7.1%. The 0.9% difference in growth rates represents growth derived through acquisitions in our First Aid, Safety and Fire Protection Services and our Document Management Services operating segments.

Rental Uniforms and Ancillary Products operating segment revenue increased 5.7% for the six months ended November 30, 2013, over the same period in the prior fiscal year, from $1.5 billion to $1.6 billion. Revenue growth was negatively impacted by 0.8% due to one fewer workday in the period ended November 30, 2013 compared to the period ended November 30, 2012. Revenue increased organically by 6.5% due to the amount of new business sold by our sales representatives, resulting from an increase in the number and productivity of sales representatives.

Other Services revenue, consisting of revenue from the reportable operating segments of Uniform Direct Sales, First Aid, Safety and Fire Protection Services and Document Management Services, increased 11.0% for the six months ended November 30, 2013, over the same period in the prior fiscal year, from $601.0 million to $666.9 million. Revenue growth was negatively impacted by 0.8% due to one fewer workday in the period ended November 30, 2013 compared to the period ended November 30, 2012. Revenue increased organically by 8.6%. The 3.2% difference in growth rates represents growth derived through acquisitions in our First Aid, Safety and Fire Protection Services and our Document Management Services operating segments.

Cost of rental uniforms and ancillary products consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other ancillary items. Cost of rental uniforms and ancillary products increased $46.8 million, or 5.4%, for the six months ended November 30, 2013, compared to the six months ended November 30, 2012. This increase was due to higher Rental Uniforms and Ancillary
Products operating segment sales volume.

Cost of other services consists primarily of cost of goods sold (predominantly uniforms and first aid products), delivery expenses and distribution expenses in the Uniform Direct Sales operating segment, the First Aid, Safety and Fire Protection Services operating segment and the Document Management Services operating segment. Cost of other services increased $40.6 million, or 11.1%, for the six months ended November 30, 2013, compared to the six months ended November 30, 2012. This increase was primarily due to increased sales volume in each of the operating segments.

Selling and administrative expenses increased $50.3 million, or 8.4%, for the six months ended November 30, 2013, compared to the six months ended November 30, 2012. In the six months ended November 30, 2012, a gain on sale of stock of an equity method investment was realized, reducing selling and administrative expenses by $8.5 million. This gain was allocated to each operating segment. The remainder of the increase was primarily due to increases in labor and other employee-partner related expenses.

Net interest expense (interest expense less interest income) was $32.9 million for the six months ended November 30, 2013, which is materially consistent with the $32.7 million for the six months ended November 30, 2012.

Cintas’ effective tax rate was 37.5% for the six months ended November 30, 2013, compared to 37.0% for the six months ended November 30, 2012. The effective tax rate can fluctuate from quarter to quarter based on specific discrete items.

Net income increased $7.9 million, or 5.1%, for the six months ended November 30, 2013, from the same period in the prior fiscal year. This increase was primarily due to the growth in revenue. Diluted earnings per share were $1.33 for the six months ended November 30, 2013, which was an increase of 8.1% compared to the same period in the prior fiscal year. Diluted earnings per share increased due to an increase in earnings combined with a decrease in weighted average common stock outstanding. The decrease in common stock outstanding resulted from purchasing 4.6 million shares of common stock under the October 18, 2011 share buyback program since the beginning of the third quarter of fiscal 2013 through the second quarter of fiscal 2014.

Rental Uniforms and Ancillary Products Operating Segment

Six Months Ended November 30, 2013 Compared to Six Months Ended November 30, 2012

As discussed above, Rental Uniforms and Ancillary Products operating segment revenue increased from $1.5 billion to $1.6 billion, or 5.7%, and the cost of rental uniforms and ancillary products increased $46.8 million, or 5.4%, for the six months ended November 30, 2013, compared to the six months ended November 30, 2012. The operating segment’s gross margin was $683.3 million, or 42.8% of revenue, for the six months ended November 30, 2013. This gross margin percent of revenue of 42.8% was 20 basis points higher than the same period of the prior fiscal year of 42.6%. The six month period ended November 30, 2012 included a $1.6 million expense amounting to 10 basis points related to the write-off of a garment processing system. The remaining 10 basis point increase in gross margin is due primarily to increased revenue covering fixed costs including our plant infrastructure.

Selling and administrative expenses as a percent of revenue at 27.5% increased 30 basis points, or $29.2 million, compared to the same period of the prior fiscal year. The prior year period expense as a percent of revenue of 27.2% was positively impacted by 40 basis points from the gain on sale of stock of an equity method investment previously mentioned.

Income before income taxes increased $10.5 million to $243.5 million for the Rental Uniforms and Ancillary Products operating segment compared to the same period last fiscal year. Income before income taxes was 15.2% of the operating segment’s revenue, which is a 20 basis point decrease from the 15.4% margin in the same period of the prior fiscal year. As previously mentioned, the six month period of last fiscal year benefited 40 basis points from the gain on sale of stock of an equity method investment.

Uniform Direct Sales Operating Segment

Six Months Ended November 30, 2013 Compared to Six Months Ended November 30, 2012

Uniform Direct Sales operating segment revenue increased from $210.5 million to $229.3 million, or 9.0%, for the six months ended November 30, 2013, over the same period in the prior fiscal year due to several large uniform customer roll-outs.

Cost of uniform direct sales increased $13.7 million to $164.5 million for the six months ended November 30, 2013. The gross margin as a percent of revenue was 28.3% for the six months ended November 30, 2013, which is a 10 basis point decrease compared to the gross margin percentage of 28.4% in the same period of the prior fiscal year. The change is mainly due to a greater mix of national account revenue in the first half of this fiscal year compared to last fiscal year. National accounts generally have a lower gross margin than other types of accounts.

Selling and administrative expenses increased $1.8 million compared to the first half of the prior fiscal year, primarily due to an increase in labor and other employee-partner related expenses. Selling and administrative expenses as a percent of revenue were 18.4% for the six months ended November 30, 2013, which is a decrease of 90 basis points compared to 19.3% for the six months ended November 30, 2012. This decrease in percent of revenue is mainly due to higher revenue for the first six months of fiscal 2014 compared to the same period in the prior fiscal year.

Income before income taxes increased $3.4 million to $22.5 million for the Uniform Direct Sales operating segment for the six months ended November 30, 2013. Income before income taxes was 9.8% of the operating segment’s revenue, compared to 9.1% for the same period last fiscal year, which is a 70 basis point increase. This increase is primarily due to revenue growing faster than expenses.

First Aid, Safety and Fire Protection Services Operating Segment

Six Months Ended November 30, 2013 Compared to Six Months Ended November 30, 2012

First Aid, Safety and Fire Protection Services operating segment revenue increased from $222.4 million to $250.5 million, or 12.6%, for the six months ended November 30, 2013. Revenue growth was negatively impacted by 0.8% due to one less workday in the period ended November 30, 2013 compared to the period ended November 30, 2012. Revenue increased organically by 9.0%. The remaining 4.4% increase represents growth through acquisitions.

Cost of first aid, safety and fire protection services increased $14.2 million, or 11.2%, for the six months ended November 30, 2013, over the same period in the prior fiscal year, due to increased First Aid, Safety and Fire Protection Services operating segment volume. Gross margin for the First Aid, Safety and Fire Protection Services operating segment is defined as revenue less cost of goods, warehouse expenses, service expenses and training expenses. The gross margin as a percent of revenue, at 43.5% for the six months ended November 30, 2013, is a 70 basis point increase compared to the gross margin percent of revenue of 42.8% for the six months ended November 30, 2012. The margin improvement is primarily due to an improved mix of higher gross margin revenue. In addition, energy costs decreased approximately 20 basis points.

Selling and administrative expenses increased $10.5 million compared to the six months ended November 30, 2012, primarily due to an increase in labor and other employee-partner related expenses and our continued investment in an enterprise software system. Selling and administrative expenses as a percent of revenue, at 34.7%, increased 30 basis points compared to the same period of the prior fiscal year. The prior year period expense as a percent of revenue of 34.4% was positively impacted by 40 basis points from the gain on sale of stock of an equity method investment.

Income before income taxes for the First Aid, Safety and Fire Protection Services operating segment increased $3.4 million to $22.0 million for the six months ended November 30, 2013, compared to the same period in the prior fiscal year, primarily due to the increase in First Aid, Safety and Fire Protection Services operating segment revenue. Income before income taxes at 8.8% of the operating segment’s revenue, is a 40 basis point increase compared to the same period last fiscal year due to the improvements discussed above.

Document Management Operating Segment

Six Months Ended November 30, 2013 Compared to Six Months Ended November 30, 2012

Document Management Services operating segment revenue increased from $168.2 million to $187.1 million, or 11.2%, for the six months ended November 30, 2013, over the same period in the prior fiscal year. Revenue growth was negatively impacted by 0.8% due to one less workday in the period ended November 30, 2013, compared to the period ended November 30, 2012. Revenue increased organically by 6.6%. Acquisitions accounted for revenue growth of 5.4%. This operating segment derives a portion of its revenue from the sale of shredded paper to paper recyclers. The average price from these paper sales decreased by approximately 16% in the six months ended November 30, 2013, compared to the six months ended November 30, 2012. This decrease resulted in lower recycled paper revenue.

Cost of document management services increased $12.7 million, or 14.3%, for the six months ended November 30, 2013, primarily due to increased Document Management Services operating segment volume. Gross margin for the Document Management Services operating segment is defined as revenue less production and service costs. The gross margin as a percent of revenue decreased from 47.3% for the six months ended November 30, 2012, to 45.8% for the six months ended November 30, 2013. This decrease is due primarily to the lower recycled paper prices.

Selling and administrative expenses increased $8.8 million compared to the first half of the prior fiscal year, primarily due to an increase in labor and other employee-partner related expenses and our continued investment in an enterprise software system. Selling and administrative expenses as a percent of revenue, at 43.2%, increased 40 basis points compared to the six months ended November 30, 2012. The prior year period expense as a percent of revenue of 42.8% was positively impacted by 40 basis points from the gain on sale of stock of an equity method investment.

Income before income taxes for the Document Management Services operating segment decreased $2.5 million to $5.0 million for the six months ended November 30, 2013, compared to the same period in the prior fiscal year. Income before income taxes as a percentage of the operating segment’s revenue decreased from 4.5% in last fiscal year’s first six months to 2.7% for the six months ended November 30, 2013, primarily as a result of the lower recycled paper prices.

LIQUIDITY AND CAPITAL RESOURCES

The following is a summary of our cash flows and cash, cash equivalents and marketable securities as of and for the six months ended November 30, 2013 and November 30, 2012:

(In thousands)	2013	2012
Net cash provided by operating activities	$222,280	$227,263
Net cash used in investing activities	$(120,527)	$(191,579)
Net cash used in financing activities	$(144,403)	$(134,606)

Cash and cash equivalents at the end of the period	$309,334	$242,487
Marketable securities at the end of the period	$4,156	$33,862

The cash and cash equivalents and marketable securities as of November 30, 2013 include $33.7 million that is located outside of the United States.  We expect to use these amounts to fund our international operations and international expansion activities.  The marketable securities at November 30, 2013 consist of Canadian treasury securities.  We believe that our investment policy pertaining to marketable securities is conservative.  The primary criterion used in making investment decisions is the preservation of principal, while earning an attractive yield.

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

Net cash provided by operating activities was $222.3 million for the six months ended November 30, 2013, a decrease of $5.0 million compared to the same period last fiscal year.  The decrease is largely due to the timing of vendor payments.

Net cash used in investing activities includes capital expenditures and cash paid for acquisitions of businesses.  Capital expenditures were $76.8 million and $99.1 million for the six months ended November 30, 2013 and November 30, 2012, respectively.  These capital expenditures primarily relate to expansion efforts in Rental Uniforms and Ancillary Products and Document Management Services operating segments.  Capital expenditures for the six months ended November 30, 2013 included $46.5 million for the Rental Uniforms and Ancillary Products operating segment and $21.3 million for the Document Management Services operating segment.  Cash paid for acquisitions of businesses net of cash acquired was $32.5 million and $53.2 million for the six months ended November 30, 2013 and November 30, 2012, respectively.  The acquisitions occurred in our Document Management Services and First Aid, Safety and Fire Protection Services operating segments.

Net cash used in financing activities was $144.4 million and $134.6 million for the six months ended November 30, 2013 and November 30, 2012, respectively.  On October 18, 2011, we announced that the Board of Directors authorized a $500.0 million share buyback program. On July 30, 2013, we announced that the Board of Directors authorized a new $500.0 million share buyback program, which does not have an expiration date. During the first six months of fiscal 2013, we purchased 3.8 million shares of Cintas common stock for a total purchase price of $151.7 million. Beginning in April 2012 through May 31, 2013, under the October 18, 2011 share buyback program, Cintas purchased a total of 8.4 million shares of Cintas common stock at an average price of $39.10 per share for a total purchase price of $337.6 million. During the first six months of fiscal 2014, we purchased 3.2 million shares of Cintas common stock for a total purchase price of $157.7 million. In the period subsequent to November 30, 2013 through January 9, 2014, we did not purchase any shares of Cintas common stock. From the inception of the October 18, 2011 share buyback program through January 9, 2014, Cintas has purchased a total of 11.6 million shares of Cintas common stock at an average price of $42.58 per share for a total purchase price of $495.3 million. For the six months ended November 30, 2013, Cintas acquired 0.1 million shares of Cintas common stock for employee payroll taxes due on restricted stock awards that vested during the six months ended November 30, 2013.  These shares were acquired at an average price of $47.89 per share for a total purchase price of $6.5 million.

As of November 30, 2013, we had $1,300.0 million aggregate principal amount in fixed rate senior notes outstanding with maturities ranging from 2016 to 2036.  On June 1, 2012, Cintas repaid at maturity $225.0 million aggregate principal amount of its 6.00% senior notes due 2012. On June 5, 2012, Cintas issued $250.0 million aggregate principal amount of senior notes due June 1, 2022. These senior notes bear interest at a rate of 3.25% paid semi-annually beginning December 1, 2012. The net proceeds of $25.0 million generated from the offering were used for general corporate purposes.

Cintas’ commercial paper program has a capacity of $300.0 million that is fully supported by a backup revolving credit facility through a credit agreement with its banking group.  This revolving credit facility has an accordion feature that allows for a maximum borrowing capacity of $450.0 million. The revolving credit facility has a maturity date of October 6, 2016. We believe this program, along with cash generated from operations, will be adequate to provide necessary funding for our future cash requirements.  No commercial paper or borrowings under our revolving credit facility were outstanding as of November 30, 2013 or May 31, 2013.

Cintas has certain covenants related to debt agreements. These covenants limit our ability to incur certain liens, to engage in sale-leaseback transactions and to merge, consolidate or sell all or substantially all of Cintas' assets. These covenants also require Cintas to maintain certain debt to EBITDA and interest coverage ratios. Cross-default provisions exist between certain debt instruments.  If a default of a significant covenant were to occur, the default could result in an acceleration of the maturity of the indebtedness, impair liquidity and limit the ability to raise future capital.  As of November 30, 2013, Cintas was in compliance with all significant debt covenants.

Our access to the commercial paper and long-term debt markets has historically provided us with sources of liquidity.  We do not anticipate having difficulty in obtaining financing from those markets in the future in view of our favorable experiences in the debt markets in the recent past. Our ability to continue to access the commercial paper and long-term debt markets on favorable interest rate and other terms will depend, to a significant degree, on the ratings assigned by the credit rating agencies to our indebtedness.  As of November 30, 2013, our ratings were as follows:

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

ITEM 4.
CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

With the participation of Cintas’ management, including Cintas’ Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, Cintas has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of November 30, 2013.  Based on such evaluation, Cintas’ management, including Cintas’ Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, has concluded that Cintas’ disclosure controls and procedures were effective as of November 30, 2013, in ensuring (i) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is accumulated and communicated to Cintas’ management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in Cintas’ internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended November 30, 2013, that have materially affected, or are reasonably likely to materially affect, Cintas’ internal control over financial reporting. See “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” on pages 27 and 28 of our Annual Report on Form 10-K for the fiscal year ended May 31, 2013.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan (1)	Maximum approximate dollar value of shares that may yet be purchased under the plan (1)

September 1 - 30, 2013(2)	950,424	$48.75	949,418	$515,409,577
October 1 - 31, 2013 (3)	217,619	50.05	213,563	504,736,132
November 1 - 30, 2013	—	—	—	504,736,132
Total	1,168,043	$48.99	1,162,981	$504,736,132

(1) On October 18, 2011, Cintas announced that the Board of Directors authorized a $500.0 million share buyback program. The October 18, 2011 buyback program does not have an expiration date. Beginning in April 2012, under the October 18, 2011 program, through November 30, 2013, Cintas has purchased a total of approximately 11.6 million shares of Cintas common stock at an average price of $42.58 per share for a total purchase price of $495.3 million. On July 30, 2013, Cintas announced that the Board of Directors approved an additional share buyback program of $500.0 million. There has been no activity under the July 30, 2013 buyback program, which does not have an expiration date.
(2) During September 2013, Cintas acquired 1,006 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock options that vested during the fiscal year. These shares were acquired at an average price of $51.21 per share for a total purchase price of less than $0.1 million.
(3) During October 2013, Cintas acquired 4,056 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock options that vested during the fiscal year. These shares were acquired at an average price of $53.98 per share for a total purchase price of $0.2 million.

Item 5.    Other Information.

On October 22, 2013, Cintas declared an annual cash dividend of $0.77 per share on outstanding common stock, a 20.3% increase over the dividend paid in the prior year. The dividend was paid on December 11, 2013, to shareholders of record as of November 8, 2013.

Item 6.     Exhibits

10.1
Amendment No. 3 to Cintas Corporation 2005 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.4 to the Corporation's Current Report on Form 8-K (SEC File No. 000-11399) filed with the SEC on October 23, 2013)

10.2
Cintas Corporation Management Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Corporation's Current Report on Form 8-K (SEC File No. 000-11399) filed with the SEC on October 23, 2013)

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

CINTAS CORPORATION
(Registrant)

Date: January 9, 2014	/s/	William C. Gale

William C. Gale
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1
Amendment No. 3 to Cintas Corporation 2005 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.4 to the Corporation's Current Report on Form 8-K (SEC File No. 000-11399) filed with the SEC on October 23, 2013)

10.2
Cintas Corporation Management Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Corporation's Current Report on Form 8-K (SEC File No. 000-11399) filed with the SEC on October 23, 2013)

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