Form 10-Q
period 2014-02-28
CINTAS CORP
filed 2014-04-09
CIK 723254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2014

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
Non-Accelerated Filer          (Do not check if a smaller reporting company)

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      No     ✓

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding March 31, 2014
Common Stock, no par value	120,192,562

CINTAS CORPORATION

CINTAS CORPORATION
ITEM 1. FINANCIAL STATEMENTS.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
(In thousands except per share data)

	Three Months Ended		Nine Months Ended
	February 28, 2014	February 28, 2013	February 28, 2014	February 28, 2013
Revenue:
Rental uniforms and ancillary products	$801,702	$748,887	$2,398,884	$2,259,569
Other services	328,535	326,787	995,449	927,816
	1,130,237	1,075,674	3,394,333	3,187,385
Costs and expenses:
Cost of rental uniforms and ancillary products	450,086	434,809	1,363,929	1,301,859
Cost of other services	201,026	198,924	608,380	565,674
Selling and administrative expenses	328,963	308,918	978,820	908,512

Operating income	150,162	133,023	443,204	411,340

Interest income	(44)	(132)	(196)	(358)
Interest expense	16,418	16,302	49,426	49,194

Income before income taxes	133,788	116,853	393,974	362,504
Income taxes	49,186	42,148	146,756	133,039
Net income	$84,602	$74,705	$247,218	$229,465

Basic earnings per share	$0.70	$0.60	$2.04	$1.84

Diluted earnings per share	$0.69	$0.60	$2.02	$1.83

Dividends declared per share	$—	$—	$0.77	$0.64

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	February 28, 2014	February 28, 2013	February 28, 2014	February 28, 2013

Net income	$84,602	$74,705	$247,218	$229,465

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(5,121)	(8,173)	(3,727)	519
Change in fair value of derivatives	(102)	(36)	(291)	(187)
Amortization of interest rate lock agreements	488	488	1,464	1,464
Change in fair value of available-for-sale securities	1	1	(17)	(11)

Other comprehensive (loss) income	(4,734)	(7,720)	(2,571)	1,785

Comprehensive income	$79,868	$66,985	$244,647	$231,250

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands except share data)

	February 28, 2014	May 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$348,859	$352,273
Marketable securities	4,840	5,680
Accounts receivable, net	529,668	496,049
Inventories, net	256,132	240,440
Uniforms and other rental items in service	498,649	496,752
Income taxes, current	—	9,102
Prepaid expenses	26,761	24,530
Total current assets	1,664,909	1,624,826

Property and equipment, at cost, net	981,197	986,703

Goodwill	1,532,568	1,517,560
Service contracts, net	83,972	92,153
Other assets, net	137,795	124,390
	$4,400,441	$4,345,632

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$117,336	$121,029
Accrued compensation and related liabilities	80,109	78,050
Accrued liabilities	259,310	271,821
Income taxes, current	9,018	—
Deferred tax liability	86,396	77,169
Long-term debt due within one year	633	8,187
Total current liabilities	552,802	556,256

Long-term liabilities:
Long-term debt due after one year	1,300,523	1,300,979
Deferred income taxes	209,915	210,483
Accrued liabilities	93,168	76,422
Total long-term liabilities	1,603,606	1,587,884

Shareholders’ equity:
Preferred stock, no par value:	—	—
100,000 shares authorized, none outstanding
Common stock, no par value:	233,927	186,332
425,000,000 shares authorized,
FY 2014: 175,939,557 issued and 120,053,074 outstanding
FY 2013: 174,786,010 issued and 122,281,507 outstanding
Paid-in capital	117,897	109,822
Retained earnings	3,871,675	3,717,771
Treasury stock:	(2,015,018)	(1,850,556)
FY 2014: 55,886,483 shares
FY 2013: 52,504,503 shares
Accumulated other comprehensive income	35,552	38,123
Total shareholders’ equity	2,244,033	2,201,492
	$4,400,441	$4,345,632
See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	February 28, 2014	February 28, 2013
Cash flows from operating activities:
Net income	$247,218	$229,465
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	127,761	123,242
Amortization of intangible assets	17,524	17,884
Stock-based compensation	22,248	16,660
Deferred income taxes	8,733	31,905
Change in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(34,024)	(41,402)
Inventories, net	(16,130)	4,437
Uniforms and other rental items in service	(4,142)	(28,803)
Prepaid expenses	(1,892)	9
Accounts payable	(7,037)	13,475
Accrued compensation and related liabilities	2,219	(680)
Accrued liabilities	5,025	(3,788)
Income taxes payable	18,270	5,939
Net cash provided by operating activities	385,773	368,343

Cash flows from investing activities:
Capital expenditures	(113,615)	(151,799)
Proceeds from redemption of marketable securities	49,635	97,651
Purchase of marketable securities and investments	(63,335)	(135,398)
Acquisitions of businesses, net of cash acquired	(32,965)	(64,625)
Other, net	(868)	(662)
Net cash used in investing activities	(161,148)	(254,833)

Cash flows from financing activities:
Proceeds from issuance of debt	—	250,000
Repayment of debt	(8,010)	(225,472)
Proceeds from exercise of stock-based compensation awards	29,286	7,156
Dividends paid	(93,314)	(79,744)
Repurchase of common stock	(164,462)	(187,076)
Other, net	10,339	(1,385)
Net cash used in financing activities	(226,161)	(236,521)

Effect of exchange rate changes on cash and cash equivalents	(1,878)	656

Net decrease in cash and cash equivalents	(3,414)	(122,355)

Cash and cash equivalents at beginning of period	352,273	339,825

Cash and cash equivalents at end of period	$348,859	$217,470

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

As disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2013, inventories are valued at the lower of cost (first-in, first-out) or market.  Inventory is comprised of the following amounts:

(In thousands)	February 28, 2014	May 31, 2013

Raw materials	$16,476	$19,800
Work in process	14,256	17,353
Finished goods	225,400	203,287
	$256,132	$240,440

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

All financial instruments that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the consolidated balance sheet date.  These financial instruments measured at fair value on a recurring basis are summarized below:

(In thousands)	As of February 28, 2014
	Level 1	Level 2	Level 3	Fair Value
Cash and cash equivalents	$348,859	$—	$—	$348,859
Marketable securities:
Canadian treasury securities	—	4,840	—	4,840
Total assets at fair value	$348,859	$4,840	$—	$353,699

Current accrued liabilities	$—	$365	$—	$365
Total liabilities at fair value	$—	$365	$—	$365

(In thousands)	As of May 31, 2013
	Level 1	Level 2	Level 3	Fair Value
Cash and cash equivalents	$352,273	$—	$—	$352,273
Marketable securities:
U.S. municipal bonds	—	5,680	—	5,680
Accounts receivable, net	—	39	—	39
Total assets at fair value	$352,273	$5,719	$—	$357,992

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

The funds invested in Canadian marketable securities are not presently expected to be repatriated, but instead are expected to be invested indefinitely in foreign subsidiaries. Interest, realized gains and losses and declines in value determined to be other than temporary on available-for-sale securities are included in interest income or expense. The cost of the securities sold is based on the specific identification method. The amortized cost basis of the marketable securities were $4.8 million and $5.7 million as of February 28, 2014 and May 31, 2013, respectively. All outstanding marketable securities at February 28, 2014 and May 31, 2013 had contractual maturities due within one year.

As of February 28, 2014, current accrued liabilities include foreign currency forward contracts. As of May 31, 2013, accounts receivable, net include foreign currency forward contracts. The fair value of Cintas' foreign currency forward contracts are based on similar exchange traded derivatives (market approach) and are, therefore, included within Level 2 of the fair value hierarchy.

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

4.             Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Cintas’ common shares:

	Three Months Ended		Nine Months Ended
(In thousands except per share data)	February 28, 2014	February 28, 2013	February 28, 2014	February 28, 2013
Basic Earnings per Share
Net income	$84,602	$74,705	$247,218	$229,465

Less dividends to:
Common shares	$—	$—	$92,244	$78,866
Unvested shares	—	—	1,070	878
Total dividends	$—	$—	$93,314	$79,744

Undistributed net income	$84,602	$74,705	$153,904	$149,721

Less: net income allocated to participating unvested securities	685	517	1,237	1,048

Net income available to common shareholders	$83,917	$74,188	$152,667	$148,673

Basic weighted average common shares outstanding	119,913	123,120	120,658	124,483

Basic earnings per common share:
Common shares - distributed earnings	$0.00	$0.00	$0.77	$0.64
Common shares - undistributed earnings	0.70	0.60	1.27	1.20
Total common shares	$0.70	$0.60	$2.04	$1.84

Unvested shares - distributed earnings	$0.00	$0.00	$0.77	$0.64
Unvested shares - undistributed earnings	0.70	0.60	1.27	1.20
Total unvested shares	$0.70	$0.60	$2.04	$1.84

	Three Months Ended		Nine Months Ended
(In thousands except per share data)	February 28, 2014	February 28, 2013	February 28, 2014	February 28, 2013
Diluted Earnings per Share
Net income	$84,602	$74,705	$247,218	$229,465

Less dividends to:
Common shares	$—	$—	$92,244	$78,866
Unvested shares	—	—	1,070	878
Total dividends	$—	$—	$93,314	$79,744

Undistributed net income	$84,602	$74,705	$153,904	$149,721

Less: net income allocated to participating unvested securities	685	517	1,237	1,048

Net income available to common shareholders	$83,917	$74,188	$152,667	$148,673

Basic weighted average common shares outstanding	119,913	123,120	120,658	124,483

Effect of dilutive securities – employee stock options	1,367	637	1,156	418

Diluted weighted average common shares outstanding	121,280	123,757	121,814	124,901

Diluted earnings per share:
Common shares - distributed earnings	$0.00	$0.00	$0.77	$0.64
Common shares - undistributed earnings	0.69	0.60	1.25	1.19
Total common shares	$0.69	$0.60	$2.02	$1.83

Unvested shares - distributed earnings	$0.00	$0.00	$0.77	$0.64
Unvested shares - undistributed earnings	0.69	0.60	1.25	1.19
Total unvested shares	$0.69	$0.60	$2.02	$1.83

For the three months ended February 28, 2014 and 2013, options granted to purchase 0.4 million and 0.6 million shares of Cintas common stock, respectively, were excluded from the computation of diluted earnings per share. For the nine months ended February 28, 2014 and 2013, options granted to purchase 0.6 million and 0.8 million shares of Cintas common stock, respectively, were excluded from the computation of diluted earnings per share. The exercise prices of these options were greater than the average market price of the common stock (anti-dilutive).

On October 18, 2011, we announced that the Board of Directors authorized a $500.0 million share buyback program. On July 30, 2013, we announced that the Board of Directors authorized a new $500.0 million share buyback program, which does not have an expiration date. For the three months ended February 28, 2014, no shares of Cintas common stock were purchased. For the first nine months ended February 28, 2014, we purchased 3.2 million shares of Cintas common stock for a total purchase price of $157.7 million. In the period subsequent to February 28, 2014 through April 9, 2014, we did not purchase any shares of Cintas common stock. From the inception of the October 18, 2011 share buyback program through April 9, 2014, Cintas has purchased a total of 11.6 million shares of Cintas common stock at an average price of $42.58 for a total purchase price of $495.3 million. In addition, for the nine months ended February 28, 2014, Cintas acquired 0.1 million shares of Cintas common stock for employee payroll taxes due on restricted stock awards that vested during the nine months ended February 28, 2014. These shares were acquired at an average price of $48.20 per share for a total purchase price of $6.7 million. Of this total purchase price, $0.2 million occurred in the three months ended February 28, 2014.

5.             Goodwill, Service Contracts and Other Assets

Changes in the carrying amount of goodwill and service contracts for the nine months ended February 28, 2014, by operating segment, are as follows:

Goodwill (in thousands)	Rental Uniforms & Ancillary Products	Uniform Direct Sales	First Aid, Safety & Fire Protection	Document Management	Total

Balance as of June 1, 2013	$944,325	$23,942	$216,989	$332,304	$1,517,560
Goodwill acquired	—	—	4,866	8,808	13,674
Foreign currency translation	(1,136)	(53)	—	2,523	1,334
Balance as of February 28, 2014	$943,189	$23,889	$221,855	$343,635	$1,532,568

Service Contracts (in thousands)	Rental Uniforms & Ancillary Products	Uniform Direct Sales	First Aid, Safety & Fire Protection	Document Management	Total

Balance as of June 1, 2013	$23,135	$—	$32,811	$36,207	$92,153
Service contracts acquired	—	—	2,926	4,432	7,358
Service contracts amortization	(4,482)	—	(6,094)	(5,558)	(16,134)
Foreign currency translation	(5)	—	—	600	595
Balance as of February 28, 2014	$18,648	$—	$29,643	$35,681	$83,972

Information regarding Cintas’ service contracts and other assets is as follows:

	As of February 28, 2014
(In thousands)	Carrying Amount	Accumulated Amortization	Net
Service contracts	$426,788	$342,816	$83,972

Noncompete and consulting agreements	$79,009	$74,856	$4,153
Investments (1)	115,809	—	115,809
Other	23,705	5,872	17,833
Total	$218,523	$80,728	$137,795

	As of May 31, 2013
(In thousands)	Carrying Amount	Accumulated Amortization	Net
Service contracts	$420,499	$328,346	$92,153

Noncompete and consulting agreements	$77,863	$72,970	$4,893
Investments (1)	101,525	—	101,525
Other	22,711	4,739	17,972
Total	$202,099	$77,709	$124,390

(1)      Investments at February 28, 2014, include the cash surrender value of insurance policies of $85.9 million, equity method investments of $29.1 million and cost method investments of $0.8 million. Investments at May 31, 2013, include the cash surrender value of insurance policies of $73.0 million, equity method investments of $27.6 million and cost method investments of $0.9 million. During the second quarter of fiscal 2013, Cintas sold stock of an equity method investment for a gain of $8.5 million.

Amortization expense was $5.8 million and $5.9 million for the three months ended February 28, 2014 and 2013, respectively. Amortization expense was $17.5 million and $17.9 million for the nine months ended February 28, 2014 and 2013, respectively.  Estimated amortization expense, excluding any future acquisitions, for each of the next five full fiscal years is $22.9 million, $20.1 million, $14.9 million, $9.7 million and $8.5 million, respectively.

Investments recorded using the cost method are evaluated for impairment on an annual basis or when indicators of impairment are identified.  For the three and nine months ended February 28, 2014 and 2013, no impairment losses were recognized.

6.             Debt, Derivatives and Hedging Activities

Cintas' senior notes are recorded at cost. The fair value is estimated using Level 2 inputs based on Cintas' current incremental borrowing rate for similar types of borrowing arrangements, which is similar to the market approach. The carrying value and fair value of Cintas' long-term debt as of February 28, 2014 were $1,301.2 million and $1,414.2 million, respectively, and as of May 31, 2013 were $1,309.2 million and $1,447.1 million, respectively.

Cintas’ commercial paper program has a capacity of $300.0 million that is fully supported by a backup revolving credit facility through a credit agreement with its banking group.  This revolving credit facility has an accordion feature that allows for a maximum borrowing capacity of $450.0 million and has a maturity date of October 6, 2016.  No commercial paper or borrowings on our revolving credit facility were outstanding at February 28, 2014 or May 31, 2013.

On June 1, 2012, Cintas repaid at maturity $225.0 million aggregate principal amount of its 6.00% senior notes due 2012. On June 5, 2012, Cintas issued $250.0 million aggregate principal amount of senior notes due June 1, 2022. These senior notes bear interest at a rate of 3.25% paid semi-annually beginning December 1, 2012.

Cintas used interest rate lock agreements to hedge against movements in the treasury rates at the time Cintas issued its senior notes in fiscal 2007, fiscal 2008, fiscal 2011 and fiscal 2013.  The amortization of the cash flow hedges resulted in an increase to other comprehensive income of $0.5 million for the three months ended February 28, 2014 and 2013 and $1.5 million for the nine months ended February 28, 2014 and 2013.

To hedge the exposure of movements in the foreign currency rates, Cintas may use foreign currency hedges. These hedges reduce the impact on cash flows from movements in the foreign currency exchange rates. Examples of foreign currency hedge instruments that Cintas may use are average rate options and forward contracts. Cintas had foreign currency forward contracts included in current accrued liabilities of $0.4 million as of February 28, 2014. As of May 31, 2013, there were less than $0.1 million of foreign currency forward contracts included in accounts receivable, net.

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

7.             Income Taxes

In the normal course of business, Cintas provides for uncertain tax positions and the related interest, and adjusts its unrecognized tax benefits and accrued interest accordingly.  During the three months ended February 28, 2014, unrecognized tax benefits decreased by approximately $0.2 million and accrued interest increased by approximately $0.2 million. During the nine months ended February 28, 2014, unrecognized tax benefits increased by approximately $0.4 million and accrued interest increased by approximately $0.2 million.

All U.S. federal income tax returns are closed to audit through fiscal 2010.  Cintas is currently in advanced stages of various audits in certain foreign jurisdictions and certain domestic states. The years under audit cover fiscal years back to 2005.  Based on the resolution of the various audits and changes in tax law, it is reasonably possible that the balance of unrecognized tax benefits could decrease by $0.2 million for the fiscal year ending May 31, 2014.

On September 13, 2013, the Internal Revenue Service released final tangible property regulations under Sections 162(a) and 263(a) of the Internal Revenue Code of 1986 (Code), regarding the deduction and capitalization of expenditures related to tangible property. The final regulations replace temporary regulations that were issued in December 2011. Also released were proposed regulations under Section 168 of the Code regarding dispositions of tangible property. These final and proposed regulations will be effective for Cintas' fiscal year ending May 31, 2015. Early adoption is available, and, as such, Cintas elected early adoption of the regulations on specific assets (material and supplies) resulting in a gross balance sheet reclassification of $33.6 million in fiscal 2013 between unrecognized tax benefits and the tax deferred (i.e., between long-term accrued liabilities and current deferred taxes on the Consolidated Condensed Balance Sheet). Transition guidance providing the procedural rules to comply with such regulations were recently released. Cintas continues to review the regulations, but does not believe there will be a material impact on Cintas' consolidated financial statements when they are fully adopted.

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
Cintas was a defendant in another purported class action lawsuit, Blanca Nelly Avalos, et al. v. Cintas Corporation (Avalos), which was filed in the United States District Court, Eastern District of Michigan, Southern Division. The Avalos plaintiffs alleged that Cintas discriminated against women, African-Americans and Hispanics in hiring into various service sales representative positions in Cintas' Rental division only throughout the United States. The Avalos plaintiffs sought injunctive relief, compensatory damages, punitive damages, attorneys' fees and other remedies. The claims in Avalos originally were brought in the lawsuit captioned Robert Ramirez, et al. v. Cintas Corporation (Ramirez), filed on January 20, 2004, in the United States District Court, Northern District of California, San Francisco Division. On May 11, 2006, the Ramirez and Avalos African-American, Hispanic and female failure to hire into service sales representative positions claims and the EEOC's intervention were consolidated for pretrial purposes with the Serrano case and transferred to the United States District Court for the Eastern District of Michigan, Southern Division. The consolidated case was known as Mirna E. Serrano/Blanca Nelly Avalos, et al. v. Cintas Corporation (Serrano/Avalos). On March 31, 2009, the United States District Court, Eastern District of Michigan, Southern Division entered an order denying class certification to all plaintiffs in the Serrano/Avalos lawsuits. Following denial of class certification, the Court permitted the individual Avalos and Serrano plaintiffs to proceed separately. In the Avalos case, the Court dismissed the remaining claims of the individual plaintiffs who remained in that case after the denial of class certification. On May 11, 2010, Plaintiff Tanesha Davis, on behalf of all similarly situated plaintiffs in the Avalos case, filed a notice of appeal of the District Court's summary judgment order in the United States Court of Appeals for the Sixth Circuit. On May 30, 2013, the United States Court of Appeals for the Sixth Circuit affirmed the denial of class certification. On February 19, 2014, Plaintiff Tanesha Davis and Cintas filed a Stipulation of Dismissal of Entire Action with Prejudice and the United States District Court, Eastern District of Michigan entered an Order for Dismissal with Prejudice on March 4, 2014.
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

9. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss), net of tax:

(In thousands)	Foreign Currency	Unrealized Loss on Derivatives	Other	Total
Balance at June 1, 2013	$51,312	$(14,339)	$1,150	$38,123
Other comprehensive loss before reclassifications	(646)	—	(14)	(660)
Amounts reclassified from accumulated other comprehensive income (loss)	—	488	—	488
Net current period other comprehensive (loss) income	(646)	488	(14)	(172)
Balance at August 31, 2013	$50,666	$(13,851)	$1,136	$37,951
Other comprehensive income (loss) before reclassifications	2,040	(189)	(4)	1,847
Amounts reclassified from accumulated other comprehensive income (loss)	—	488	—	488
Net current period other comprehensive income (loss)	2,040	299	(4)	2,335
Balance at November 30, 2013	$52,706	$(13,552)	$1,132	$40,286
Other comprehensive (loss) income before reclassifications	(5,121)	(102)	1	(5,222)
Amounts reclassified from accumulated other comprehensive income (loss)	—	488	—	488
Net current period other comprehensive (loss) income	(5,121)	386	1	(4,734)
Balance at February 28, 2014	$47,585	$(13,166)	$1,133	$35,552

The following table summarizes the reclassifications out of accumulated other comprehensive income (loss):

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line in the Consolidated Condensed Statements of Income
(In thousands)	Three Months Ended February 28, 2014	Nine Months Ended February 28, 2014
Amortization of interest rate locks	$(783)	$(2,348)	Interest expense
Tax benefit	295	884	Income taxes
Amortization of interest rate locks, net of tax	$(488)	$(1,464)	Net of tax

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

Cintas evaluates the performance of each operating segment based on several factors of which the primary financial measures are operating segment revenue and income before income taxes.  The accounting policies of the operating segments are the same as those described in Note 1 entitled Basis of Presentation.  Information related to the operations of Cintas’ operating segments is set forth below:

(In thousands)	Rental Uniforms & Ancillary Products	Uniform Direct Sales	First Aid, Safety & Fire Protection	Document Management	Corporate	Total
For the three months ended February 28, 2014
Revenue	$801,702	$107,678	$126,743	$94,114	$—	$1,130,237
Income (loss) before income taxes	$128,382	$9,254	$10,654	$1,872	$(16,374)	$133,788

For the three months ended February 28, 2013
Revenue	$748,887	$126,129	$112,878	$87,780	$—	$1,075,674
Income (loss) before income taxes	$102,547	$16,050	$10,530	$3,896	$(16,170)	$116,853

As of and for the nine months ended February 28, 2014
Revenue	$2,398,884	$337,023	$377,203	$281,223	$—	$3,394,333
Income (loss) before income taxes	$371,845	$31,799	$32,685	$6,875	$(49,230)	$393,974
Total assets	$2,852,065	$138,994	$419,647	$636,036	$353,699	$4,400,441

As of and for the nine months ended February 28, 2013
Revenue	$2,259,569	$336,611	$335,232	$255,973	$—	$3,187,385
Income (loss) before income taxes	$335,505	$35,195	$29,205	$11,435	$(48,836)	$362,504
Total assets	$2,814,686	$167,835	$392,820	$605,072	$245,686	$4,226,099

11. Subsequent Events

On March 19, 2014, the Company announced that on March 18, 2014 an agreement was reached with the shareholders of Shred-it International Inc. (Shred-it) to combine Cintas’ Document Shredding business with Shred-it’s Document Shredding business. Cintas’ Document Shredding business represents approximately 76%, 80%, and 70% of Cintas’ Document Management Services operating segment’s assets, revenue, and income before income taxes, respectively, as of and for the quarter ended February 28, 2014. Under the agreement, Cintas and Shred-it will each contribute its document shredding business to a newly formed partnership that will be owned 42% by Cintas and 58% by the shareholders of Shred-it. The combined entity will operate under the Shred-it brand. In addition to its 42% ownership of the partnership, Cintas expects to receive approximately $180 million in cash at the closing of the transaction, which is expected to occur before May 31, 2014, subject to the satisfaction of customary closing conditions and the execution of certain transaction documents. Any gain on the transaction will be recognized in the period in which the transaction is closed. Going forward, it is expected that the Company's investment in the partnership will be recorded in accordance with the equity method of accounting in which Cintas will record in its earnings its share of the partnership's net income or loss.

Other than legal and professional fees, there have been no amounts recognized or adjusted in the consolidated financial statements at February 28, 2014 related to this transaction.

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

Condensed consolidating financial statements for Cintas, Corp. 2, the subsidiary guarantors and non-guarantors are presented on the following pages:

Condensed Consolidating Income Statement
Three Months Ended February 28, 2014
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Rental uniforms and ancillary products	$—	$608,699	$165,657	$55,134	$(27,788)	$801,702
Other services	—	395,020	8,929	31,231	(106,645)	328,535
Equity in net income of affiliates	84,602	—	—	—	(84,602)	—
	84,602	1,003,719	174,586	86,365	(219,035)	1,130,237
Costs and expenses (income):
Cost of rental uniforms and ancillary products	—	378,548	95,138	37,499	(61,099)	450,086
Cost of other services	—	255,282	(2,715)	18,932	(70,473)	201,026
Selling and administrative expenses	—	316,755	(9,137)	25,776	(4,431)	328,963
Operating income	84,602	53,134	91,300	4,158	(83,032)	150,162

Interest income	—	(12)	(31)	(583)	582	(44)
Interest expense (income)	—	16,407	17	(6)	—	16,418

Income before income taxes	84,602	36,739	91,314	4,747	(83,614)	133,788
Income taxes	—	13,387	33,376	2,438	(15)	49,186

Net income	$84,602	$23,352	$57,938	$2,309	$(83,599)	$84,602

Condensed Consolidating Income Statement
Three Months Ended February 28, 2013
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Rental uniforms and ancillary products	$—	$565,731	$151,595	$55,906	$(24,345)	$748,887
Other services	—	394,957	9,679	31,950	(109,799)	326,787
Equity in net income of affiliates	74,705	—	—	—	(74,705)	—
	74,705	960,688	161,274	87,856	(208,849)	1,075,674
Costs and expenses (income):
Cost of rental uniforms and ancillary products	—	367,447	85,481	39,108	(57,227)	434,809
Cost of other services	—	247,942	2,733	19,605	(71,356)	198,924
Selling and administrative expenses	—	295,643	(4,592)	24,972	(7,105)	308,918
Operating income	74,705	49,656	77,652	4,171	(73,161)	133,023

Interest income	—	(2)	(86)	(44)	—	(132)
Interest expense (income)	—	16,480	(175)	(3)	—	16,302

Income before income taxes	74,705	33,178	77,913	4,218	(73,161)	116,853
Income taxes	—	9,981	23,901	8,272	(6)	42,148

Net income (loss)	$74,705	$23,197	$54,012	$(4,054)	$(73,155)	$74,705

Condensed Consolidating Income Statement
Nine Months Ended February 28, 2014
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Rental uniforms and ancillary products	$—	$1,829,199	$493,207	$166,203	$(89,725)	$2,398,884
Other services	—	1,219,127	26,643	97,401	(347,722)	995,449
Equity in net income of affiliates	247,218	—	—	—	(247,218)	—
	247,218	3,048,326	519,850	263,604	(684,665)	3,394,333
Costs and expenses (income):
Cost of rental uniforms and ancillary products	—	1,152,482	290,136	115,520	(194,209)	1,363,929
Cost of other services	—	788,287	(8,917)	59,152	(230,142)	608,380
Selling and administrative expenses	—	939,937	(24,961)	77,472	(13,628)	978,820
Operating income	247,218	167,620	263,592	11,460	(246,686)	443,204

Interest income	—	(31)	(156)	(15,279)	15,270	(196)
Interest expense (income)	—	49,355	78	(7)	—	49,426

Income before income taxes	247,218	118,296	263,670	26,746	(261,956)	393,974
Income taxes	—	43,991	98,053	4,771	(59)	146,756

Net income	$247,218	$74,305	$165,617	$21,975	$(261,897)	$247,218

Condensed Consolidating Income Statement
Nine Months Ended February 28, 2013
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Rental uniforms and ancillary products	$—	$1,717,290	$457,183	$165,060	$(79,964)	$2,259,569
Other services	—	1,151,628	31,188	90,292	(345,292)	927,816
Equity in net income of affiliates	229,465	—	—	—	(229,465)	—
	229,465	2,868,918	488,371	255,352	(654,721)	3,187,385
Costs and expenses (income):
Cost of rental uniforms and ancillary products	—	1,099,289	269,837	114,651	(181,918)	1,301,859
Cost of other services	—	740,797	(6,633)	55,877	(224,367)	565,674
Selling and administrative expenses	—	866,546	(15,754)	72,978	(15,258)	908,512
Operating income	229,465	162,286	240,921	11,846	(233,178)	411,340

Interest income	—	(33)	(247)	(78)	—	(358)
Interest expense (income)	—	49,323	(126)	(3)	—	49,194

Income before income taxes	229,465	112,996	241,294	11,927	(233,178)	362,504
Income taxes	—	39,236	83,784	10,042	(23)	133,039

Net income	$229,465	$73,760	$157,510	$1,885	$(233,155)	$229,465

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended February 28, 2014
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$84,602	$23,352	$57,938	$2,309	$(83,599)	$84,602

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	—	—	—	(5,121)	—	(5,121)
Change in fair value of derivatives	—	—	—	(102)	—	(102)
Amortization of interest rate lock agreements	—	488	—	—	—	488
Change in fair value of available-for-sale securities	—	—	—	1	—	1

Other comprehensive income (loss)	—	488	—	(5,222)	—	(4,734)

Comprehensive income (loss)	$84,602	$23,840	$57,938	$(2,913)	$(83,599)	$79,868

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended February 28, 2013
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income (loss)	$74,705	$23,197	$54,012	$(4,054)	$(73,155)	$74,705

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	—	(7)	—	(8,166)	—	(8,173)
Change in fair value of derivatives	—	(36)	—	—	—	(36)
Amortization of interest rate lock agreements	—	488	—	—	—	488
Change in fair value of available-for-sale securities	—	—	4	(3)	—	1

Other comprehensive income (loss)	—	445	4	(8,169)	—	(7,720)

Comprehensive income (loss)	$74,705	$23,642	$54,016	$(12,223)	$(73,155)	$66,985

Condensed Consolidating Statement of Comprehensive Income
Nine Months Ended February 28, 2014
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$247,218	$74,305	$165,617	$21,975	$(261,897)	$247,218

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	—	—	—	(3,727)	—	(3,727)
Change in fair value of derivatives	—	—	—	(291)	—	(291)
Amortization of interest rate lock agreements	—	1,464	—	—	—	1,464
Change in fair value of available-for-sale securities	—	—	(14)	(3)	—	(17)

Other comprehensive income (loss)	—	1,464	(14)	(4,021)	—	(2,571)

Comprehensive income	$247,218	$75,769	$165,603	$17,954	$(261,897)	$244,647

Condensed Consolidating Statement of Comprehensive Income
Nine Months Ended February 28, 2013
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$229,465	$73,760	$157,510	$1,885	$(233,155)	$229,465

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	—	519	—	519
Change in fair value of derivatives	—	(187)	—	—	—	(187)
Amortization of interest rate lock agreements	—	1,464	—	—	—	1,464
Change in fair value of available-for-sale securities	—	—	(3)	(8)	—	(11)

Other comprehensive income (loss)	—	1,277	(3)	511	—	1,785

Comprehensive income	$229,465	$75,037	$157,507	$2,396	$(233,155)	$231,250

Condensed Consolidating Balance Sheet
As of February 28, 2014
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$72,142	$238,629	$38,088	$—	$348,859
Marketable securities	—	—	—	4,840	—	4,840
Accounts receivable, net	—	384,695	101,647	43,326	—	529,668
Inventories, net	—	224,554	19,199	9,396	2,983	256,132
Uniforms and other rental items in service	—	367,458	111,778	37,404	(17,991)	498,649
Deferred tax asset (liability)	—	500	(500)	—	—	—
Prepaid expenses	—	7,003	16,873	2,885	—	26,761
Total current assets	—	1,056,352	487,626	135,939	(15,008)	1,664,909

Property and equipment, at cost, net	—	631,215	246,329	103,653	—	981,197

Goodwill	—	—	1,454,818	77,750	—	1,532,568
Service contracts, net	—	78,810	74	5,088	—	83,972
Other assets, net	1,743,234	1,626,252	2,876,904	813,865	(6,922,460)	137,795
	$1,743,234	$3,392,629	$5,065,751	$1,136,295	$(6,937,468)	$4,400,441

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$(465,247)	$(611,486)	$1,127,152	$28,902	$38,015	$117,336
Accrued compensation and related liabilities	—	57,929	17,066	5,114	—	80,109
Accrued liabilities	—	45,423	203,210	10,677	—	259,310
Income taxes, current	—	14,249	(6,067)	836	—	9,018
Deferred tax liability	—	—	77,812	8,584	—	86,396
Long-term debt due within one year	—	903	(270)	—	—	633
Total current liabilities	(465,247)	(492,982)	1,418,903	54,113	38,015	552,802

Long-term liabilities:
Long-term debt due after one year	—	1,309,658	(9,883)	748	—	1,300,523
Deferred income taxes	—	(6)	215,622	(5,701)	—	209,915
Accrued liabilities	—	—	92,239	929	—	93,168
Total long-term liabilities	—	1,309,652	297,978	(4,024)	—	1,603,606
Total shareholders’ equity	2,208,481	2,575,959	3,348,870	1,086,206	(6,975,483)	2,244,033
	$1,743,234	$3,392,629	$5,065,751	$1,136,295	$(6,937,468)	$4,400,441

Condensed Consolidating Balance Sheet
As of May 31, 2013
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$54,511	$247,070	$50,692	$—	$352,273
Marketable securities	—	—	5,680	—	—	5,680
Accounts receivable, net	—	355,429	96,569	44,051	—	496,049
Inventories, net	—	201,260	25,584	10,342	3,254	240,440
Uniforms and other rental items in service	—	363,662	113,024	38,917	(18,851)	496,752
Income taxes, current	—	4,172	3,437	1,493	—	9,102
Deferred tax asset (liability)	—	534	(534)	—	—	—
Prepaid expenses	—	7,450	12,909	4,171	—	24,530
Total current assets	—	987,018	503,739	149,666	(15,597)	1,624,826

Property and equipment, at cost, net	—	631,480	259,586	95,637	—	986,703

Goodwill	—	—	1,449,445	68,115	—	1,517,560
Service contracts, net	—	88,157	166	3,830	—	92,153
Other assets, net	1,698,122	1,627,505	2,698,197	768,903	(6,668,337)	124,390
	$1,698,122	$3,334,160	$4,911,133	$1,086,151	$(6,683,934)	$4,345,632

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$(465,247)	$(561,454)	$1,084,986	$24,728	$38,016	$121,029
Accrued compensation and related liabilities	—	54,591	17,642	5,817	—	78,050
Accrued liabilities	—	67,490	193,261	11,837	(767)	271,821
Deferred tax liability	—	—	68,231	8,938	—	77,169
Long-term debt due within one year	—	8,436	(249)	—	—	8,187
Total current liabilities	(465,247)	(430,937)	1,363,871	51,320	37,249	556,256

Long-term liabilities:
Long-term debt due after one year	—	1,310,384	(11,020)	848	767	1,300,979
Deferred income taxes	—	(6)	216,368	(5,879)	—	210,483
Accrued liabilities	—	—	75,571	851	—	76,422
Total long-term liabilities	—	1,310,378	280,919	(4,180)	767	1,587,884
Total shareholders’ equity	2,163,369	2,454,719	3,266,343	1,039,011	(6,721,950)	2,201,492
	$1,698,122	$3,334,160	$4,911,133	$1,086,151	$(6,683,934)	$4,345,632

Condensed Consolidating Statement of Cash Flows
Nine Months Ended February 28, 2014
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Cash flows from operating activities:
Net income	$247,218	$74,305	$165,617	$21,975	$(261,897)	$247,218
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	—	77,225	39,574	10,962	—	127,761
Amortization of intangible assets	—	15,913	122	1,489	—	17,524
Stock-based compensation	22,248	—	—	—	—	22,248
Deferred income taxes	—	(1)	8,806	(72)	—	8,733
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	—	(29,274)	(5,078)	328	—	(34,024)
Inventories, net	—	(23,320)	6,385	534	271	(16,130)
Uniforms and other rental items in service	—	(3,796)	1,246	(732)	(860)	(4,142)
Prepaid expenses	—	475	(3,964)	1,597	—	(1,892)
Accounts payable	—	(43,563)	33,239	3,288	(1)	(7,037)
Accrued compensation and related liabilities	—	3,338	(576)	(543)	—	2,219
Accrued liabilities	—	(19,708)	26,620	(2,654)	767	5,025
Income taxes payable	—	18,413	(2,629)	2,486	—	18,270
Net cash provided by operating activities	269,466	70,007	269,362	38,658	(261,720)	385,773

Cash flows from investing activities:
Capital expenditures	—	(77,219)	(26,646)	(9,750)	—	(113,615)
Proceeds from redemption of marketable securities	—	—	5,659	43,976	—	49,635
Purchase of marketable securities and investments		(1,051)	(57,460)	(49,051)	44,227	(63,335)
Acquisitions of businesses, net of cash acquired	—	(12,783)	—	(20,182)	—	(32,965)
Other, net	(45,138)	45,472	(204,788)	(14,674)	218,260	(868)
Net cash used in investing activities	(45,138)	(45,581)	(283,235)	(49,681)	262,487	(161,148)

Cash flows from financing activities:
Proceeds from issuance of debt	—	—	4,416	(4,416)	—	—
Repayment of debt	—	(8,259)	1,016	—	(767)	(8,010)
Exercise of stock-based compensation awards	29,286	—	—	—	—	29,286
Dividends paid	(93,287)	—	—	(27)	—	(93,314)
Repurchase of common stock	(164,462)	—	—	—	—	(164,462)
Other, net	4,135	1,464	—	4,740	—	10,339
Net cash (used in) provided by financing activities	(224,328)	(6,795)	5,432	297	(767)	(226,161)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1,878)	—	(1,878)

Net increase (decrease) in cash and cash equivalents	—	17,631	(8,441)	(12,604)	—	(3,414)
Cash and cash equivalents at beginning of period	—	54,511	247,070	50,692	—	352,273
Cash and cash equivalents at end of period	$—	$72,142	$238,629	$38,088	$—	$348,859

Condensed Consolidating Statement of Cash Flows
Nine Months Ended February 28, 2013
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Cash flows from operating activities:
Net income	$229,465	$73,760	$157,510	$1,885	$(233,155)	$229,465
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	—	73,048	40,025	10,169	—	123,242
Amortization of intangible assets	—	15,681	158	2,045	—	17,884
Stock-based compensation	16,660	—	—	—	—	16,660
Deferred income taxes	—	(1)	31,169	737	—	31,905
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	—	(14,247)	(26,217)	(938)	—	(41,402)
Inventories, net	—	2,563	(4,556)	(153)	6,583	4,437
Uniforms and other rental items in service	—	(14,395)	(8,876)	(2,528)	(3,004)	(28,803)
Prepaid expenses	—	623	(1,769)	1,155	—	9
Accounts payable	—	(61,702)	70,654	4,523	—	13,475
Accrued compensation and related liabilities	—	456	(1,407)	271	—	(680)
Accrued liabilities	—	(25,003)	21,069	(640)	786	(3,788)
Income taxes payable	—	15,762	(14,114)	4,291	—	5,939
Net cash provided by operating activities	246,125	66,545	263,646	20,817	(228,790)	368,343

Cash flows from investing activities:
Capital expenditures	—	(92,342)	(40,817)	(18,640)	—	(151,799)
Proceeds from redemption of marketable securities	—	—	10,810	86,841	—	97,651
Purchase of marketable securities and investments	—	(865)	(32,340)	(109,870)	7,677	(135,398)
Acquisitions of businesses, net of cash acquired	—	(62,693)	—	(1,932)	—	(64,625)
Other, net	10,653	57,393	(292,054)	1,447	221,899	(662)
Net cash provided by (used in) investing activities	10,653	(98,507)	(354,401)	(42,154)	229,576	(254,833)

Cash flows from financing activities:
Proceeds from issuance of debt	—	250,000	—	—	—	250,000
Repayment of debt	—	(225,702)	1,016	—	(786)	(225,472)
Exercise of stock-based compensation awards	7,156	—	—	—	—	7,156
Dividends paid	(79,723)	—	—	(21)	—	(79,744)
Repurchase of common stock	(187,076)	—	—	—	—	(187,076)
Other, net	2,865	(4,477)	—	227	—	(1,385)
Net cash (used in) provided by financing activities	(256,778)	19,821	1,016	206	(786)	(236,521)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	656	—	656

Net decrease in cash and cash equivalents	—	(12,141)	(89,739)	(20,475)	—	(122,355)
Cash and cash equivalents at beginning of period	—	58,737	229,287	51,801	—	339,825
Cash and cash equivalents at end of period	$—	$46,596	$139,548	$31,326	$—	$217,470

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

RESULTS OF OPERATIONS

Cintas classifies its businesses into four operating segments based on the types of products and services provided.  The Rental Uniforms and Ancillary Products operating segment consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items. In addition to these rental items, restroom cleaning services and supplies and carpet and tile cleaning services are also provided within this operating segment. The Uniform Direct Sales operating segment consists of the direct sale of uniforms and related items. The First Aid, Safety and Fire Protection Services operating segment consists of first aid, safety and fire protection products and services. The Document Management Services operating segment consists of document destruction, document imaging and document retention services. Revenue and income before income taxes for each of these operating segments for the three and nine months ended February 28, 2014 and 2013 are presented in Note 10 entitled Segment Information of “Notes to Consolidated Condensed Financial Statements.”

On March 19, 2014, the Company announced that on March 18, 2014 an agreement was reached with the shareholders of Shred-it International Inc. (Shred-it) to combine Cintas’ Document Shredding business with Shred-it’s Document Shredding business. Cintas’ Document Shredding business represents approximately 76%, 80%, and 70% of Cintas’ Document Management operating segment’s assets, revenue, and income before income taxes, respectively, as of and for the quarter ended February 28, 2014. Under the terms of the agreement, Cintas and Shred-it will each contribute its document shredding business to a newly formed partnership that will be owned 42% by Cintas and 58% by the shareholders of Shred-it. The combined entity will operate under the Shred-it brand. In addition to its 42% ownership of the partnership, Cintas expects to receive approximately $180 million in cash at the closing of the transaction, which is expected to occur before May 31, 2014, subject to the satisfaction of customary closing conditions and the execution of certain transaction documents. Any gain on the transaction will be recognized in the period in which the transaction is closed. Going forward, it is expected that the Company's investment in the partnership will be recorded in accordance with the equity method of accounting in which Cintas will record in its earnings its share of the partnership's net income or loss.

Consolidated Results

Three Months Ended February 28, 2014 Compared to Three Months Ended February 28, 2013

Total revenue increased 5.1% for the three months ended February 28, 2014 over the same period in the prior fiscal year, from $1,075.7 million to $1,130.2 million. Revenue growth was positively impacted by 1.6% due to one more workday in the period ended February 28, 2014 compared to the period ended February 28, 2013. Revenue increased organically (excludes the impact of acquisitions) by 3.1% as a result of increased sales volume. The 0.4% difference in growth rates represents growth derived through acquisitions in our First Aid, Safety and Fire Protection Services and our Document Management Services operating segments.

Organic growth was adversely impacted by a few items. First, a weaker Canadian dollar relative to the U.S. dollar negatively impacted organic growth by 0.5%. Second, the Company had a difficult year-over-year comparison due to the Uniform Direct Sales operating segment having the largest uniform program roll-out in the Company's history occurring during the third quarter of 2013. This adversely impacted organic growth by 1.7%. Finally, revenue in the third quarter of 2014 was impacted by the severe winter weather experienced by the majority of the United States. There were numerous days in which Company operations or customers or both were closed as a result of the severe conditions. Due to the nature of our operating segments, the effects were greatest on our First Aid, Safety and Fire Protection Services and Document Management Services operating segments.

Rental Uniforms and Ancillary Products operating segment revenue increased 7.1% for the three months ended February 28, 2014 over the same period in the prior fiscal year, from $748.9 million to $801.7 million. Revenue growth was positively impacted by 1.7% due to one more workday in the period ended February 28, 2014 compared to the period ended February 28, 2013. We continue to be pleased with the amount of new business generated by our sales representatives, which drove the revenue growth. Rental Uniforms and Ancillary Products operating segment organic growth was negatively impacted by the weaker Canadian dollar by 0.6%.

Other Services revenue, consisting of revenue from the reportable operating segments of Uniform Direct Sales, First Aid, Safety and Fire Protection Services and Document Management Services, increased 0.5% for the three months ended February 28, 2014 over the same period in the prior fiscal year, from $326.8 million to $328.5 million. Revenue growth was positively impacted by 1.5% due to one more workday in the period ended February 28, 2014 compared to the period ended February 28, 2013. Revenue decreased organically by 2.2%. The 1.2% difference in growth rates represents growth derived through acquisitions in our First Aid, Safety and Fire Protection Services and our Document Management Services operating segments. See below for detail by operating segment.

Cost of rental uniforms and ancillary products consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other ancillary items. Cost of rental uniforms and ancillary products increased $15.3 million, or 3.5%, for the three months ended February 28, 2014, compared to the three months ended February 28, 2013. This increase was due to higher Rental Uniforms and Ancillary Products operating segment sales volume.

Cost of other services consists primarily of cost of goods sold (predominantly uniforms and first aid, safety and fire protection products), delivery expenses and distribution expenses in the Uniform Direct Sales operating segment, the First Aid, Safety and Fire Protection Services operating segment and the Document Management Services operating segment. Cost of other services increased $2.1 million, or 1.1%, for the three months ended February 28, 2014, compared to the three months ended February 28, 2013. See below for detail by operating segment.

Selling and administrative expenses increased $20.0 million, or 6.5%, for the three months ended February 28, 2014, compared to the three months ended February 28, 2013. The majority of the increase was due to increases in labor and other employee-partner related expenses. Additionally, the quarter ended February 28, 2014 includes legal and professional fees related to the proposed document management partnership with Shred-it.

Net interest expense (interest expense less interest income) was $16.4 million for the three months ended February 28, 2014, which is materially consistent with the $16.2 million for the three months ended February 28, 2013.

Cintas’ effective tax rate was 36.8% for the three months ended February 28, 2014, compared to 36.1% for the three months ended February 28, 2013. The rate for the three months ended February 28, 2013 reflected the favorable impact of a change to certain tax regulations.

Net income increased $9.9 million, or 13.2%, for the three months ended February 28, 2014, from the same period in the prior fiscal year. This increase was primarily due to the growth in sales volume. Diluted earnings per share were $0.69 for the three months ended February 28, 2014, which was an increase of 15.0% compared to the same period in the prior fiscal year. Diluted earnings per share increased due to an increase in earnings combined with a decrease in weighted average common shares outstanding. The decrease in common shares outstanding resulted from purchasing 3.9 million shares of common stock under the October 18, 2011 share buyback program since the beginning of the fourth quarter of fiscal 2013 through the third quarter of fiscal 2014.

Rental Uniforms and Ancillary Products Operating Segment

Three Months Ended February 28, 2014 Compared to Three Months Ended February 28, 2013

Rental Uniforms and Ancillary Products operating segment revenue increased from $748.9 million to $801.7 million, or 7.1%, and the cost of rental uniforms and ancillary products increased $15.3 million, or 3.5%, as previously discussed. The operating segment’s gross margin was $351.6 million, or 43.9% of revenue. The gross margin as a percent of revenue of 43.9% was 200 basis points higher than the prior fiscal year’s third quarter of 41.9%. The additional workday in this fiscal year's third quarter had a positive impact on operating margin due to a number of large expenses like material cost and depreciation and amortization being determined on a monthly basis instead of a workday basis. The majority of the increase, however, was due to route efficiencies and increased revenue covering fixed costs, including our plant infrastructure.

Selling and administrative expenses increased $11.7 million due primarily to labor and other employee-partner related expenses, but decreased 40 basis points, to 27.8% of revenue, compared to 28.2% in the third quarter of the prior fiscal year. Revenue increased at a greater rate than selling and administrative expenses.

Income before income taxes increased $25.8 million to $128.4 million for the Rental Uniforms and Ancillary Products operating segment for the third quarter of fiscal 2014 compared to the same quarter last fiscal year. Income before income taxes was 16.0% of the operating segment’s revenue, which was a 230 basis point increase compared to the third quarter of the prior fiscal year. This increase was due primarily to the increase in gross margin previously discussed.

Uniform Direct Sales Operating Segment

Three Months Ended February 28, 2014 Compared to Three Months Ended February 28, 2013

Uniform Direct Sales operating segment revenue decreased from $126.1 million to $107.7 million, or 14.6%, for the three months ended February 28, 2014, over the same quarter in the prior fiscal year, which was expected. In the quarter ended February 28, 2013, the Company had some very large national account program sales that by their nature did not repeat in 2014. The 2013 activity included the largest customer program roll-out in Cintas history.

Cost of uniform direct sales decreased $11.3 million, or 12.6%, for the three months ended February 28, 2014, over the same quarter in the prior fiscal year. The gross margin as a percent of revenue was 27.5% for the three months ended February 28, 2014, which is a 170 basis point decrease compared to the gross margin of revenue of 29.2% in the same quarter of the prior fiscal year. The prior year third quarter gross margin benefited significantly from the revenue from our largest customer program roll-out.

Selling and administrative expenses decreased $0.4 million compared to the third quarter of the prior fiscal year, primarily due to a decrease in labor and other employee-partner related expenses. Selling and administrative expenses as a percent of revenue, at 19.0%, increased 250 basis points compared to the three months ended February 28, 2013. This increase as a percent of revenue was mainly due to lower revenue for the third quarter of fiscal 2014 compared to the same quarter in the prior fiscal year.

Income before income taxes decreased $6.8 million for the Uniform Direct Sales operating segment for the third quarter of fiscal 2014 compared to the same quarter last fiscal year. Income before income taxes was 8.6% of the operating segment’s revenue, which is a 410 basis point decrease compared to the same quarter last fiscal year. This decrease was primarily due to the decrease in revenue discussed above.

First Aid, Safety and Fire Protection Services Operating Segment

Three Months Ended February 28, 2014 Compared to Three Months Ended February 28, 2013

First Aid, Safety and Fire Protection Services operating segment revenue increased from $112.9 million to $126.7 million, or 12.3%, for the three months ended February 28, 2014. Revenue growth was positively impacted by 1.7% due to one more workday in the period ended February 28, 2014 compared to the period ended February 28, 2013. Revenue increased organically by 9.2% as a result of increased sales volume. The 1.4% difference in growth rates represents growth derived through acquisitions.

First Aid, Safety and Fire Protection Services operating segment growth rate was negatively impacted 2.2% by the severe winter weather. There were numerous days in which Company operations or customers or both were closed as a result of the severe conditions.

Cost of first aid, safety and fire protection services increased $8.4 million, or 13.3%, for the three months ended February 28, 2014, over the three months ended February 28, 2013, due to increased sales volume. Gross margin for the First Aid, Safety and Fire Protection Services operating segment is defined as revenue less cost of goods, warehouse expenses, service expenses and training expenses. The gross margin as a percent of revenue was 43.5% for the quarter ended February 28, 2014, which is a 50 basis point decrease compared to the gross margin as a percent of revenue of 44.0% in the same quarter of the prior fiscal year. The severe weather negatively impacted gross margin. In addition, the margin fluctuates dependent upon the mix of products and services provided in the quarter.

Selling and administrative expenses increased $5.4 million, to 35.1% of revenue, compared to 34.7% in the same quarter in the prior fiscal year. The increase was due primarily to labor and other employee-partner related expenses and our continued investment in an enterprise software system.

Income before income taxes for the First Aid, Safety and Fire Protection Services operating segment increased $0.1 million to $10.7 million for the three months ended February 28, 2014, compared to the same quarter in the prior fiscal year, due to the increase in revenue. Income before income taxes, at 8.4% of the operating segment’s revenue, was a 90 basis point decrease compared to the same quarter last fiscal year due to the reasons discussed above.

Document Management Services Operating Segment

Three Months Ended February 28, 2014 Compared to Three Months Ended February 28, 2013

Document Management Services operating segment revenue increased from $87.8 million to $94.1 million, or 7.2%, for the quarter ended February 28, 2014, over the same quarter in the prior fiscal year. Revenue growth was positively impacted by 1.6% due to one more workday in the period ended February 28, 2014, compared to the period ended February 28, 2013. Revenue increased organically by 3.0% as a result of increased sales volume. The 2.6% difference in growth rates represents growth derived through acquisitions. This operating segment derives a portion of its revenue from the sale of shredded paper to paper recyclers. The average price for recycled paper for the quarter ended February 28, 2014 decreased about 11% from last year's third quarter average negatively impacting revenue.

Document Management Services operating segment growth rate was also negatively impacted 1.3% by the severe winter weather. There were numerous days in which Company operations or customers or both were closed as a result of the severe conditions.

Cost of document management services increased $5.0 million, or 10.8%, for the three months ended February 28, 2014, over the same quarter in the prior fiscal year due to increased sales volume. Gross margin for the Document Management Services operating segment is defined as revenue less production and service costs. The gross margin as a percent of revenue was 45.4% for the three months ended February 28, 2014, which was a decrease from last year's third quarter gross margin as a percent of revenue of 47.1%. The severe weather and the decrease in average price for recycled paper both negatively impacted gross margin.

Selling and administrative expenses increased $3.4 million, to 43.4% of revenue, compared to 42.7% in the same quarter in the prior fiscal year. The increase is due primarily to labor and other employee-partner related expenses and our continued investment in an enterprise software system. Additionally, the three months ended February 28, 2014 includes legal and professional fees related to the proposed document management partnership with Shred-it.

Income before income taxes for the Document Management Services operating segment decreased $2.0 million to $1.9 million for the three months ended February 28, 2014, compared to the same period in the prior fiscal year.  Income before income taxes as a percentage of the operating segment’s revenue decreased from 4.4% in last year’s third quarter to 2.0% for the quarter ended February 28, 2014 due to the reasons discussed above.

Consolidated Results

Nine Months Ended February 28, 2014 Compared to Nine Months Ended February 28, 2013

Total revenue increased 6.5% for the nine months ended February 28, 2014, over the same period in the prior fiscal year, from $3.2 billion to $3.4 billion. The increase primarily resulted from an organic growth increase (excludes the impact of acquisitions) in revenue of 5.8%. The 0.7% difference in growth rates represents growth derived through acquisitions in our First Aid, Safety and Fire Protection Services and our Document Management Services operating segments.

Rental Uniforms and Ancillary Products operating segment revenue increased 6.2% for the nine months ended February 28, 2014, over the same period in the prior fiscal year, from $2.3 billion to $2.4 billion, all due to organic growth. Revenue increased due to the amount of new business sold by our sales representatives, resulting from an increase in the number and productivity of sales representatives.

Other Services revenue, consisting of revenue from the reportable operating segments of Uniform Direct Sales, First Aid, Safety and Fire Protection Services and Document Management Services, increased 7.3% for the nine months ended February 28, 2014, over the same period in the prior fiscal year, from $927.8 million to $995.4 million. Revenue increased organically by 4.8%. The 2.5% difference in growth rates represents growth derived through acquisitions in our First Aid, Safety and Fire Protection Services and our Document Management Services operating segments. See below for detail by operating segment.

Cost of rental uniforms and ancillary products consists primarily of production expenses, delivery expenses of the amortization of in service inventory, including uniforms, mats, shop towels and other ancillary items. Cost of rental uniforms and ancillary products increased $62.1 million, or 4.8%, for the nine months ended February 28, 2014, compared to the nine months ended February 28, 2013. This increase was due to higher Rental Uniforms and Ancillary Products operating segment sales volume.

Cost of other services consists primarily of cost of goods sold (predominantly uniforms and first aid products), delivery expenses and distribution expenses in the Uniform Direct Sales operating segment, the First Aid, Safety and Fire Protection Services operating segment and the Document Management Services operating segment. Cost of other services increased $42.7 million, or 7.5%, for the nine months ended February 28, 2014, compared to the nine months ended February 28, 2013. This increase was primarily due to increased sales volume in each of the operating segments.

Selling and administrative expenses increased $70.3 million, or 7.7%, for the nine months ended February 28, 2014, compared to the nine months ended February 28, 2013. In the nine months ended February 28, 2013, a gain on sale of stock of an equity method investment was realized, reducing selling and administrative expenses by $8.5 million. This gain was allocated to each operating segment. The remainder of the increase was primarily due to increases in labor and other employee-partner related expenses.

Net interest expense (interest expense less interest income) was $49.2 million for the nine months ended February 28, 2014, which is materially consistent with the $48.8 million for the nine months ended February 28, 2013.

Cintas’ effective tax rate was 37.3% for the nine months ended February 28, 2014, compared to 36.7% for the nine months ended February 28, 2013. The rate for the nine months ended February 28, 2013 reflected the favorable impact of a change to certain tax regulations.

Net income increased $17.8 million, or 7.7%, for the nine months ended February 28, 2014, from the same period in the prior fiscal year. This increase was primarily due to the growth in revenue. Diluted earnings per share were $2.02 for the nine months ended February 28, 2014, which was an increase of 10.4% compared to the same period in the prior fiscal year. Diluted earnings per share increased due to an increase in earnings combined with a decrease in weighted average common shares outstanding. The decrease in common shares outstanding resulted from purchasing 3.9 million shares of common stock under the October 18, 2011 share buyback program since the beginning of the fourth quarter of fiscal 2013 through the third quarter of fiscal 2014.

Rental Uniforms and Ancillary Products Operating Segment

Nine Months Ended February 28, 2014 Compared to Nine Months Ended February 28, 2013

Rental Uniforms and Ancillary Products operating segment revenue increased from $2.3 billion to $2.4 billion, or 6.2%, and the cost of rental uniforms and ancillary products increased $62.1 million, or 4.8%, for the nine months ended February 28, 2014, compared to the nine months ended February 28, 2013 as discussed above. The operating segment’s gross margin was $1,035.0 million, or 43.1% of revenue, for the nine months ended February 28, 2014. This gross margin percent of revenue of 43.1% was 70 basis points higher than the same period of the prior fiscal year of 42.4%. The nine month period ended February 28, 2013 included a $1.6 million expense amounting to 10 basis points related to the write-off of a garment processing system. The remaining 60 basis point improvement in gross margin was due to route efficiencies and increased revenue covering fixed costs including our plant infrastructure.

Selling and administrative expenses as a percent of revenue at 27.6% increased 10 basis points, or $40.9 million, compared to the same period of the prior fiscal year. The prior year period expense as a percent of revenue of 27.5% was positively impacted by approximately 30 basis points from the gain on sale of stock of an equity method investment previously mentioned.

Income before income taxes increased $36.3 million to $371.8 million for the Rental Uniforms and Ancillary Products operating segment compared to the same period last fiscal year. Income before income taxes was 15.5% of the operating segment’s revenue, which is a 70 basis point increase from the 14.8% margin in the same period of the prior fiscal year. This increase is due primarily to the increase in gross margin.

Uniform Direct Sales Operating Segment

Nine Months Ended February 28, 2014 Compared to Nine Months Ended February 28, 2013

Uniform Direct Sales operating segment revenue increased from $336.6 million to $337.0 million, or 0.1%, for the nine months ended February 28, 2014, which is materially consistent with the comparable period in the prior fiscal year.

Cost of uniform direct sales increased $2.4 million to $242.5 million for the nine months ended February 28, 2014. The gross margin as a percent of revenue was 28.0% for the nine months ended February 28, 2014, which is a 70 basis point decrease compared to the gross margin percentage of 28.7% in the same period of the prior fiscal year. The gross margin for the nine months ended February 28, 2013 benefited significantly from the revenue from the largest customer program roll-out in Company history, which occurred in third quarter of the prior fiscal year.

Selling and administrative expenses increased $1.4 million compared to the first three quarters of the prior fiscal year, primarily due to an increase in labor and other employee-partner related expenses. Selling and administrative expenses as a percent of revenue were 18.6% for the nine months ended February 28, 2014, which is an increase of 40 basis points compared to 18.2% for the nine months ended February 28, 2013. The prior year period expense as a percent of revenue of was positively impacted by approximately 30 basis points from the gain on sale of stock of an equity method investment previously mentioned.

Income before income taxes decreased $3.4 million to $31.8 million for the Uniform Direct Sales operating segment for the nine months ended February 28, 2014. Income before income taxes was 9.4% of the operating segment’s revenue, compared to 10.5% for the same period last fiscal year, which is a 110 basis point decrease. The decrease was due to the reasons discussed above.

First Aid, Safety and Fire Protection Services Operating Segment

Nine Months Ended February 28, 2014 Compared to Nine Months Ended February 28, 2013

First Aid, Safety and Fire Protection Services operating segment revenue increased from $335.2 million to $377.2 million, or 12.5%, for the nine months ended February 28, 2014. Revenue increased organically by 9.1% due to increased sales volume. The remaining 3.4% increase represents growth through acquisitions.

Cost of first aid, safety and fire protection services increased $22.6 million, or 11.9%, for the nine months ended February 28, 2014, over the same period in the prior fiscal year, due to increased sales volume. Gross margin for the First Aid, Safety and Fire Protection Services operating segment is defined as revenue less cost of goods, warehouse expenses, service expenses and training expenses. The gross margin as a percent of revenue, at 43.5% for the nine months ended February 28, 2014, is a 30 basis point increase compared to the gross margin percent of revenue of 43.2% for the nine months ended February 28, 2013. Energy costs decreased approximately 20 basis points in the current fiscal year. In addition, the margin increased due to an improved mix of higher gross margin revenue.

Selling and administrative expenses increased $15.9 million compared to the nine months ended February 28, 2013, primarily due to an increase in labor and other employee-partner related expenses and our continued investment in an enterprise software system. Selling and administrative expenses as a percent of revenue, at 34.8%, increased 30 basis points compared to the same period of the prior fiscal year. The prior year period expense as a percent of revenue of 34.5% was positively impacted by approximately 30 basis points from the gain on sale of stock of an equity method investment previously mentioned.

Income before income taxes for the First Aid, Safety and Fire Protection Services operating segment increased $3.5 million to $32.7 million for the nine months ended February 28, 2014, compared to the same period in the prior fiscal year, primarily due to the increase in revenue. Income before income taxes at 8.7% of the operating segment’s revenue is consistent with the same period of last fiscal year.

Document Management Services Operating Segment

Nine Months Ended February 28, 2014 Compared to Nine Months Ended February 28, 2013

Document Management Services operating segment revenue increased from $256.0 million to $281.2 million, or 9.9%, for the nine months ended February 28, 2014, over the same period in the prior fiscal year. Revenue increased organically by 5.4% as a result of increased sales volume. Acquisitions accounted for revenue growth of 4.5%. This operating segment derives a portion of its revenue from the sale of shredded paper to paper recyclers. The average price from these paper sales decreased by approximately 15% in the nine months ended February 28, 2014, compared to the nine months ended February 28, 2013. This decrease resulted in lower recycled paper revenue in the nine months ended February 28, 2014.

Cost of document management services increased $17.7 million, or 13.1%, for the nine months ended February 28, 2014, primarily due to increased Document Management Services operating segment sales volume. Gross margin for the Document Management Services operating segment is defined as revenue less production and service costs. The gross margin decreased from 47.2% for the nine months ended February 28, 2013, to 45.7% for the nine months ended February 28, 2014. This decrease is due primarily to the lower recycled paper prices.

Selling and administrative expenses increased $12.1 million compared to the first nine months of the prior fiscal year, primarily due to an increase in labor and other employee-partner related expenses and our continued investment in an enterprise software system. Selling and administrative expenses as a percent of revenue, at 43.2%, increased 40 basis points compared to the nine months ended February 28, 2013. The prior year period expense as a percent of revenue of 42.8% was positively impacted by approximately 30 basis points from the gain on sale of stock of an equity method investment previously mentioned. Additionally, the nine months ended February 28, 2014 includes legal and professional fees related to the proposed document management partnership with Shred-it.

Income before income taxes for the Document Management Services operating segment decreased $4.6 million to $6.9 million for the nine months ended February 28, 2014, compared to the same period in the prior fiscal year. Income before income taxes as a percentage of the operating segment’s revenue decreased from 4.5% in last fiscal year’s first nine months to 2.4% for the nine months ended February 28, 2014, primarily as a result of the lower recycled paper prices.

LIQUIDITY AND CAPITAL RESOURCES

The following is a summary of our cash flows and cash, cash equivalents and marketable securities as of and for the nine months ended February 28:

(In thousands)	2014	2013
Net cash provided by operating activities	$385,773	$368,343
Net cash used in investing activities	$(161,148)	$(254,833)
Net cash used in financing activities	$(226,161)	$(236,521)

Cash and cash equivalents at the end of the period	$348,859	$217,470
Marketable securities at the end of the period	$4,840	$28,216

The cash and cash equivalents and marketable securities as of February 28, 2014 include $42.9 million that is located outside of the United States. We expect to use these amounts to fund our international operations and international expansion activities. The marketable securities at February 28, 2014 consist of Canadian treasury securities. We believe that our investment policy pertaining to marketable securities is conservative. The primary criterion used in making investment decisions is the preservation of principal, while earning an attractive yield.

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

Net cash provided by operating activities was $385.8 million for the nine months ended February 28, 2014, an increase of $17.4 million compared to the same period last fiscal year. Cash flow was positively impacted by a $17.8 million increase in net income.

Net cash used in investing activities includes capital expenditures and cash paid for acquisitions of businesses. Capital expenditures were $113.6 million and $151.8 million for the nine months ended February 28, 2014 and February 28, 2013, respectively. These capital expenditures primarily relate to expansion efforts in Rental Uniforms and Ancillary Products and Document Management Services operating segments. Capital expenditures for the nine months ended February 28, 2014 included $71.2 million for the Rental Uniforms and Ancillary Products operating segment and $29.7 million for the Document Management Services operating segment. Cash paid for acquisitions of businesses net of cash acquired was $33.0 million and $64.6 million for the nine months ended February 28, 2014 and February 28, 2013, respectively. The acquisitions occurred in our Document Management Services and First Aid, Safety and Fire Protection Services operating segments.

Net cash used in financing activities was $226.2 million and $236.5 million for the nine months ended February 28, 2014 and February 28, 2013, respectively. On October 18, 2011, we announced that the Board of Directors authorized a $500.0 million share buyback program. On July 30, 2013, we announced that the Board of Directors authorized a new $500.0 million share buyback program, which does not have an expiration date. During the first nine months of fiscal 2013, we purchased 4.4 million shares of Cintas common stock for a total purchase price of $179.4 million. Beginning in April 2012 through May 31, 2013, under the October 18, 2011 share buyback program, Cintas purchased a total of 8.4 million shares of Cintas common stock at an average price of $39.10 per share for a total purchase price of $337.6 million. During the first nine months of fiscal 2014, we purchased 3.2 million shares of Cintas common stock for a total purchase price of $157.7 million. In the period subsequent to February 28, 2014 through April 9, 2014, we did not purchase any shares of Cintas common stock. From the inception of the October 18, 2011 share buyback program through April 9, 2014, Cintas has purchased a total of 11.6 million shares of Cintas common stock at an average price of $42.58 per share for a total purchase price of $495.3 million. For the nine months ended February 28, 2014, Cintas acquired 0.1 million shares of Cintas common stock for employee payroll taxes due on restricted stock awards that vested during the nine months ended February 28, 2014. These shares were acquired at an average price of $48.20 per share for a total purchase price of $6.7 million.

As of February 28, 2014, we had $1,300.0 million aggregate principal amount in fixed rate senior notes outstanding with maturities ranging from 2016 to 2036. On June 1, 2012, Cintas repaid at maturity $225.0 million aggregate principal amount of its 6.00% senior notes due 2012. On June 5, 2012, Cintas issued $250.0 million aggregate principal amount of senior notes due June 1, 2022. These senior notes bear interest at a rate of 3.25% paid semi-annually beginning December 1, 2012. The net proceeds of $25.0 million generated from the offering were used for general corporate purposes.

Cintas’ commercial paper program has a capacity of $300.0 million that is fully supported by a backup revolving credit facility through a credit agreement with its banking group. This revolving credit facility has an accordion feature that allows for a maximum borrowing capacity of $450.0 million. The revolving credit facility has a maturity date of October 6, 2016. We believe this program, along with cash generated from operations, will be adequate to provide necessary funding for our future cash requirements. No commercial paper or borrowings under our revolving credit facility were outstanding as of February 28, 2014 or May 31, 2013.

Cintas has certain covenants related to debt agreements. These covenants limit our ability to incur certain liens, to engage in sale-leaseback transactions and to merge, consolidate or sell all or substantially all of Cintas' assets. These covenants also require Cintas to maintain certain debt to EBITDA and interest coverage ratios. Cross-default provisions exist between certain debt instruments. If a default of a significant covenant were to occur, the default could result in an acceleration of the maturity of the indebtedness, impair liquidity and limit the ability to raise future capital. As of February 28, 2014, Cintas was in compliance with all significant debt covenants.

Our access to the commercial paper and long-term debt markets has historically provided us with sources of liquidity.  We do not anticipate having difficulty in obtaining financing from those markets in the future in view of our favorable experiences in the debt markets in the recent past. Our ability to continue to access the commercial paper and long-term debt markets on favorable interest rate and other terms will depend, to a significant degree, on the ratings assigned by the credit rating agencies to our indebtedness. As of February 28, 2014, our ratings were as follows:

Rating Agency	Outlook	Commercial Paper	Long-term Debt
Standard & Poor’s	Positive	A-2	BBB+
Moody’s Investors Service	Stable	P-1	A2

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements. Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “predicts,” “projects,” “plans,” “expects,” “intends,” “target,” “forecast,” “believes,” “seeks,” “could,” “should,” “may” and “will” or the negative versions thereof and similar words, terms and expressions and by the context in which they are used. Such statements are based upon current expectations of Cintas and speak only as of the date made. You should not place undue reliance on any forward-looking statement.  We cannot guarantee that any forward-looking statement will be realized. These statements are subject to various risks, uncertainties, potentially inaccurate assumptions and other factors that could cause actual results to differ from those set forth in or implied by this Quarterly Report. Factors that might cause such a difference include, but are not limited to, the ability and timing to satisfy the closing conditions to consummate the proposed partnership with Shred-it; the Shred-it partnership’s ability to promptly and effectively integrate the Cintas Document Shredding business with Shred-it’s Document Shredding business; the Shred-it partnership’s ability to realize any synergies from the combination of the Cintas Document Shredding business with Shred-it’s Document Shredding business; the ability to successfully explore strategic opportunities for the Cintas Global Document Storage and Imaging business; the possibility of greater than anticipated operating costs including energy and fuel costs; lower sales volumes; loss of customers due to outsourcing trends; the performance and costs of integration of acquisitions; fluctuations in costs of materials and labor including increased medical costs; costs and possible effects of union organizing activities; failure to comply with government regulations concerning employment discrimination, employee pay and benefits and employee health and safety; uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation; the cost, results and ongoing assessment of internal controls for financial reporting required by the Sarbanes-Oxley Act of 2002; disruptions caused by the inaccessibility of computer systems data; the initiation or outcome of litigation, investigations or other proceedings; higher assumed sourcing or distribution costs of products; the disruption of operations from catastrophic or extraordinary events; the amount and timing of repurchases of our common stock, if any; changes in federal and state tax and labor laws and the reactions of competitors in terms of price and service. Cintas undertakes no obligation to publicly release any revisions to any forward-looking statements or to otherwise update any forward-looking statements whether as a result of new information or to reflect events, circumstances or any other unanticipated developments arising after the date on which such statements are made. A further list and description of risks, uncertainties and other matters can be found in our Annual Report on Form 10-K for the year ended May 31, 2013, and in our reports on Forms 10-Q and 8-K. The risks and uncertainties described herein are not the only ones we may face. Additional risks and uncertainties presently not known to us or that we currently believe to be immaterial may also harm our business.

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

ITEM 4.
CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

With the participation of Cintas’ management, including Cintas’ Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, Cintas has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of February 28, 2014.  Based on such evaluation, Cintas’ management, including Cintas’ Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, has concluded that Cintas’ disclosure controls and procedures were effective as of February 28, 2014, in ensuring (i) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is accumulated and communicated to Cintas’ management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in Cintas’ internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended February 28, 2014, that have materially affected, or are reasonably likely to materially affect, Cintas’ internal control over financial reporting. See “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” on pages 27 and 28 of our Annual Report on Form 10-K for the fiscal year ended May 31, 2013.

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

In addition, in April 2014, we agreed in principle to settle allegations by the U.S. Environmental Protection Agency that three of our rental processing plants did not comply with certain permitting requirements of the Clean Air Act of 1970 and related state laws.  As part of the settlements, we will agree to pay an aggregate civil penalty of $150,000, obtain additional permits and comply with other procedural and recordkeeping requirements that are not expected to result in a material change in the cost of environmental compliance or capital expenditures to limit or monitor hazardous substances.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan (1)	Maximum approximate dollar value of shares that may yet be purchased under the plan (1)

December 1 - 31, 2013 (2)	28	$59.59	—	$504,736,132
January 1 - 31, 2014 (3)	3,974	57.06	—	504,736,132
February 1 - 28, 2014 (4)	563	59.96	—	504,736,132
Total	4,565	$57.43	—	$504,736,132

(1) On October 18, 2011, Cintas announced that the Board of Directors authorized a $500.0 million share buyback program. The October 18, 2011 buyback program does not have an expiration date. Beginning in April 2012, under the October 18, 2011 program, through February 28, 2014, Cintas has purchased a total of approximately 11.6 million shares of Cintas common stock at an average price of $42.58 per share for a total purchase price of $495.3 million. On July 30, 2013, Cintas announced that the Board of Directors approved an additional share buyback program of $500.0 million. There has been no activity under the July 30, 2013 buyback program, which does not have an expiration date.
(2) During December 2013, Cintas acquired 28 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock options that vested during the fiscal year. These shares were acquired at an average price of $59.59 per share for a total purchase price of less than $0.1 million.
(3) During January 2014, Cintas acquired 3,974 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock options that vested during the fiscal year. These shares were acquired at an average price of $57.06 per share for a total purchase price of $0.2 million.
(4) During February 2014, Cintas acquired 563 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock options that vested during the fiscal year. These shares were acquired at an average price of $59.96 per share for a total purchase price of less than $0.1 million.

Item 6.     Exhibits

2.1
JV Framework Agreement, dated March 18, 2014, by and among Cintas Corporation No. 2, CC Shredding Holdco LLC and CC Dutch Shredding Holdco BV, each a wholly owned subsidiary of Cintas, and Shred-It International Inc., Boost JV LP, Boost Holdings LP and Boost GP Corp (incorporated herein by reference to Exhibit 2.1 to the Corporation's Current Report on Form 8-K (SEC File No. 000-11399) filed with the SEC on March 19, 2014)

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

CINTAS CORPORATION
(Registrant)

Date: April 9, 2014	/s/	William C. Gale

William C. Gale
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

2.1
JV Framework Agreement, dated March 18, 2014, by and among Cintas Corporation No. 2, CC Shredding Holdco LLC and CC Dutch Shredding Holdco BV, each a wholly owned subsidiary of Cintas, and Shred-It International Inc., Boost JV LP, Boost Holdings LP and Boost GP Corp (incorporated herein by reference to Exhibit 2.1 to the Corporation's Current Report on Form 8-K (SEC File No. 000-11399) filed with the SEC on March 19, 2014)

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