Form 10-K
period 2014-05-31
CINTAS CORP
filed 2014-07-30
CIK 723254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 31, 2014

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
The aggregate market value of the Registrant's Common Stock held by non-affiliates as of November 29, 2013, was $6,649,843,722 based on a closing sale price of $55.50 per share. As of June 30, 2014, 176,483,004 shares of the Registrant's Common Stock were issued and 116,403,688 shares were outstanding.
Documents Incorporated by Reference
Portions of the Registrant's Proxy Statement to be filed with the Commission for its 2014 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

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
Cintas classifies its businesses into four operating segments based on the types of products and services provided. The Rental Uniforms and Ancillary Products operating segment consists predominantly of revenue derived from the rental of corporate identify uniforms and other garments, including flame resistant clothing, and the rental and/or sale of mats, mops, shop towels, restroom supplies and other rental services. The Uniform Direct Sales operating segment consists of the direct sale of uniforms and related items. The First Aid, Safety and Fire Protection Services operating segment consists of first aid, safety and fire protection products and services. The Document Management Services operating segment consists of document destruction, document imaging and document retention services.
On April 30, 2014, Cintas completed its partnership transaction with the shareholders of Shred-it International Inc. ("Shred-it") to combine Cintas’ document destruction ("shredding") business with Shred-it’s document destruction business. Cintas' document destruction business represented approximately 76%, 80%, and 70% of Cintas' Document Management Services operating segment's assets, revenue, and income before income taxes, respectively, as of and for the most recent quarter ended February 28, 2014. Under the agreement, Cintas and Shred-it each contributed its document destruction business to a newly formed partnership owned 42% by Cintas and 58% by the shareholders of Shred-it. In addition to its 42% ownership of the partnership (named and operated under "Shred-it"), Cintas received $180.0 million in cash at the closing of the transaction. The Company's equity interest in Shred-it is accounted for under the equity method of accounting as prescribed by U.S. generally accepted accounting principles. Please see Note 1 entitled Significant Accounting Policies and Note 4 entitled Investments of "Notes to Consolidated Financial Statements" for additional information on equity method investments.
We provide our products and services to over one million businesses of all types — from small service and manufacturing companies to major corporations that employ thousands of people. This diversity in customer base results in no individual customer accounting for greater than one percent of Cintas' total revenue. As a result, the loss of one account would not have a significant financial impact on Cintas.The following table sets forth Cintas' total revenue and the revenue derived from each operating segment:

Fiscal Year Ended May 31, (in thousands)	2014	2013	2012

Rental Uniforms and Ancillary Products	$3,223,930	$3,044,587	$2,912,261
Uniform Direct Sales	455,485	461,328	433,994
First Aid, Safety and Fire Protection Services	514,429	460,592	415,703
Document Management Services (1)	357,968	349,964	340,042
Total Revenue (1)	$4,551,812	$4,316,471	$4,102,000

(1)	Fiscal year 2014 includes only eleven months of shredding revenue.
Additional information regarding each operating segment is also included in Note 15 entitled Operating Segment Information of "Notes to Consolidated Financial Statements."
The primary markets served by all Cintas operating segments are local in nature and highly fragmented. Cintas competes with national, regional and local providers, and the level of competition varies at each of Cintas' local operations. Product, design, price, quality, service and convenience to the customer are the competitive elements in each of our operating segments.

Within the Rental Uniforms and Ancillary Products operating segment, Cintas provides its products and services to customers via local delivery routes originating from rental processing plants and branches. Within the Uniform Direct Sales and First Aid, Safety and Fire Protection Services operating segments, Cintas provides its products and services via its distribution network and local delivery routes or local representatives. Within the Document Management Services operating segment, Cintas provides its services via local service routes originating from document retention facilities. In total, Cintas has approximately 7,800 local delivery routes, 391 operational facilities and eight distribution centers. At May 31, 2014, Cintas employed approximately 33,000 employees, of which approximately 200 were represented by labor unions.
Cintas sources finished products from many outside suppliers. In addition, Cintas operates five manufacturing facilities that provide for standard uniform needs. Cintas purchases fabric, used in its manufacturing process, from several suppliers. Cintas is not aware of any circumstances that would hinder its ability to continue obtaining these materials.
Cintas is subject to various environmental laws and regulations, as are other companies in the uniform rental industry. While environmental compliance is not a material component of its costs, Cintas must incur capital expenditures and associated operating costs, primarily for water treatment and waste removal, on a regular basis. Environmental spending related to water treatment and waste removal was approximately $21 million in fiscal 2014 and approximately $19 million in fiscal 2013. There were no capital expenditures to limit or monitor hazardous substances in fiscal 2014 and approximately $2 million in capital expenditures in fiscal 2013. Cintas does not expect a material change in the cost of environmental compliance and is not aware of any material non-compliance with environmental laws.
Cintas uses its corporate website, www.cintas.com, as a channel for routine distribution of important information, including news releases, analyst presentations and financial information. Cintas files with or furnishes to the SEC Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports, as well as proxy statements and annual reports to shareholders, and, from time to time, other documents. The reports and other documents filed with or furnished to the SEC are available to investors on or through our corporate website free of charge as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. In addition, the public may read and copy any of the materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington D.C. 20549. The public may obtain information on the operation of the facilities by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site located at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers, such as Cintas, that file electronically with the SEC. Cintas' SEC filings and its Code of Business Conduct can be found on the Investor Information page of its website at www.cintas-corp.com/company/investor_information/highlights.aspx. These documents are available in print to any shareholder who requests a copy by writing or calling Cintas as set forth on the Investor Information page. The content on any website referred to in this Annual Report on Form 10-K is not incorporated by reference into this Form 10-K unless expressly noted.

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
This Annual Report on Form 10-K contains forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements. Forward-looking statements may be identified by words such as "estimates," "anticipates," "predicts," "projects," "plans," "expects," "intends," "target," "forecast," "believes," "seeks," "could," "should," "may" and "will" or the negative versions thereof and similar expressions and by the context in which they are used. Such statements are based upon current expectations of Cintas and speak only as of the date made. You should not place undue reliance on any forward-looking statement. We cannot guarantee that any forward-looking statement will be realized. These statements are subject to various risks, uncertainties, potentially inaccurate assumptions and other factors that could cause actual results to differ from those set forth in or implied by this Annual Report. Factors that might cause such a difference include, but are not limited to, the Shred-it partnership's ability to promptly and effectively integrate the Cintas document shredding business with Shred-it's document shredding business, the Shred-it partnership's ability to realize any synergies from the combination of the Cintas document shredding business with Shred-it's document shredding business, the ability to successfully explore strategic opportunities for the Cintas global document storage and imaging business, the possibility of greater than anticipated operating costs including energy and fuel costs, lower sales volumes, loss of customers due to outsourcing trends, the performance and costs of integration of acquisitions, fluctuations in costs of materials and labor including increased medical costs, costs and possible effects of union organizing activities, failure to comply with government regulations concerning employment discrimination, employee pay and benefits and employee health and safety, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, the cost, results and ongoing assessment of internal controls for financial reporting required by the Sarbanes-Oxley Act of 2002, disruptions caused by the inaccessibility of computer systems data, the initiation or outcome of litigation, investigations or other proceedings, higher assumed sourcing or distribution costs of products, the disruption of operations from catastrophic or extraordinary events, the amount and timing of repurchases of our Common Stock, if any, changes in federal and state tax and labor laws, the reactions of competitors in terms of price and service and the ultimate impact of the Affordable Care Act. Cintas undertakes no obligation to publicly release any revisions to any forward-looking statements or to otherwise update any forward-looking statements whether as a result of new information or to reflect events, circumstances or any other unanticipated developments arising after the date on which such statements are made, except otherwise required by law. The risks and uncertainties described herein are not the only ones we may face. Additional risks and uncertainties presently not known to us or that we currently believe to be immaterial may also harm our business.
Negative global economic factors may adversely affect our financial performance.
Negative economic conditions, in North America and our other markets, may adversely affect our financial performance. Higher levels of unemployment, inflation, tax rates and other changes in tax laws and other economic factors could adversely affect the demand for Cintas' products and services. Increases in labor costs, including the cost to provide employee-partner related healthcare benefits, labor shortages or shortages of skilled labor, higher material costs for items such as fabrics and textiles, the inability to obtain insurance coverage at cost-effective rates, higher interest rates, inflation, higher tax rates and other changes in tax laws and other economic factors could increase our costs of rental uniforms and ancillary products and other services and selling and administrative expenses. As a result, these factors could adversely affect our sales and consolidated results of operations.
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
We earn revenue, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar, including the Canadian dollar, British pound, and the euro. In fiscal years 2014, 2013 and 2012, revenue denominated in currencies other than the U.S. dollar represented less than 10% of our consolidated revenue. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenue, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, fluctuations in the value of the U.S. dollar against other major currencies, particularly in the event of significant increases in foreign currency revenue, will impact our revenue and operating income and the value of balance sheet items denominated in foreign currencies. This impact could adversely affect our consolidated financial condition and consolidated results of operations.

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
Our services involve the handling of our customers' confidential information, in both paper and electronic formats, and the subsequent destruction or retention of this information. Any compromise of security, accidental loss or theft of customer data in our possession could damage our reputation and expose us to risk of liability, which could harm our business and adversely impact our consolidated results of operations.

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

We may encounter difficulties with the newly-formed partnership with Shred-it and could fail to fully realize the anticipated benefits of the transaction.
On March 19, 2014, we announced the contribution of our shredding business to the newly created partnership with Shred-it. The transaction closed on April 30, 2014. Partnerships involve risks, including difficulties in the combination of operations, services, and personnel, and may divert management’s attention from business operations. The inability of the partnership to successfully combine the businesses in a manner that permits the entity to achieve the full revenue and cost synergies anticipated as result of the transaction could adversely impact the value of our investment. The loss of revenue due to the creation of the partnership may have a dilutive impact that we may be unable to offset. We may also incur unexpected costs, including post-closing impairment charges, litigation, and other liabilities. As a minority partner in the partnership, our ability to influence our partner may be limited, and non-alignment of interests on various strategic decisions in the partnership may adversely impact our business. For example, our partner may: (i) have economic or business interests or goals that are inconsistent with ours; (ii) take actions contrary to our policies or objectives; (iii) undergo a change of control; (iv) experience financial and other difficulties; or (v) be unable or unwilling to fulfill its obligations under the agreements governing the partnership, which may affect our financial condition or results of operations. We may not be successful in managing the risks that we encounter in the creation of the partnership and these risks could materially and adversely affect our financial conditions and results of operations.

Item 1B.  Unresolved Staff Comments
None.

Item 2.  Properties
Cintas occupies 391 facilities located in 295 cities. Cintas leases 204 of these facilities for various terms ranging from monthly to the year 2032. Cintas expects that it will be able to renew or replace its leases on satisfactory terms. Of the five manufacturing facilities noted below, Cintas controls the operations of one manufacturing facility, but does not own or lease the real estate related to the operation. All other facilities are owned. The principal executive office in Cincinnati, Ohio, provides centrally located administrative functions including accounting, finance, marketing and computer system development and support. Cintas operates rental processing plants that house administrative, sales and service personnel and the necessary equipment involved in the cleaning of uniforms and bulk items, such as entrance mats and shop towels. Branch operations provide administrative, sales and service functions. Cintas operates eight distribution centers and five manufacturing facilities. Cintas also operates first aid, safety and fire protection and document imaging and retention facilities and direct sales offices. Cintas considers the facilities it operates to be adequate for their intended use. Cintas owns or leases approximately 13,500 vehicles which are used for the route-based services and by the sales and management employee-partners.
The following chart provides additional information concerning Cintas' facilities:

Type of Facility	# of Facilities

Rental Processing Plants	164
Rental Branches	110
First Aid, Safety and Fire Protection Facilities	64
Document Imaging and Retention Facilities	25
Distribution Centers	8	*
Manufacturing Facilities	5
Direct Sales Offices	15
Total	391

Rental processing plants, rental branches, distribution centers and manufacturing facilities are used in Cintas' Rental Uniforms and Ancillary Products operating segment. Rental processing plants, rental branches, distribution centers, manufacturing facilities and direct sales offices are all used in the Uniform Direct Sales operating segment. First aid, safety and fire protection facilities, rental processing facilities and distribution centers are used in the First Aid, Safety and Fire Protection Services operating segment. Document Imaging and Retention facilities are used in the Document Management Services operating segment.
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
Cintas' common stock is traded on the NASDAQ Global Select Market under the symbol "CTAS." The following table shows the high and low sales prices of shares of Cintas' common stock by quarter during the last two fiscal years:

Fiscal 2014
Quarter Ended	High	Low

May 2014	$62.26	$55.65
February 2014	63.28	53.83
November 2013	57.99	47.64
August 2013	49.42	44.55

Fiscal 2013
Quarter Ended	High	Low

May 2013	$46.27	$42.11
February 2013	45.29	40.13
November 2012	45.60	39.22
August 2012	41.64	35.41

Holders
At May 31, 2014, there were approximately 2,000 shareholders on record of Cintas' common stock. Cintas believes that this represents approximately 30,000 beneficial owners.
Dividends
Dividends on Cintas' outstanding common stock have been paid annually and amounted to $0.77 per share, $0.64 per share, and $0.54 per share in fiscal 2014, 2013 and 2012, respectively.

Stock Performance Graph
The following graph summarizes the cumulative return on $100 invested in Cintas' common stock, the S&P 500 Stock Index and the common stocks of a selected peer group of companies. Because our products and services are diverse, Cintas does not believe that any single published industry index is appropriate for comparing shareholder return. Therefore, the peer group used in the performance graph combines four publicly traded companies in the business services industry that have similar characteristics as Cintas, such as route based delivery of products and services. The companies included in the Peer Group are G & K Services, Inc., UniFirst Corporation, ABM Industries, Inc., and Iron Mountain, Inc.
Total shareholder return was based on the increase in the price of the common stock and assumed reinvestment of all dividends. Further, total return was weighted according to market capitalization of each company. The companies in the Peer Group are not the same as those considered by the Compensation Committee of the Board of Directors.

Total Shareholder Returns
Comparison of Five-Year Cumulative Total Return

Purchases of Equity Securities by the Issuer and Affiliated Purchases

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan (1)	Maximum approximate dollar value of shares that may yet be purchased under the plan (1)

March 1 - 31, 2014 (2)	4,411	$59.42	—	$504,736,132
April 1 - 30, 2014 (3)	477,684	57.96	465,100	477,790,737
May 1 - 31, 2014 (4)	2,972,086	59.95	2,957,600	300,499,892
Total	3,454,181	$59.68	3,422,700	$300,499,892

(1) On October 18, 2011, Cintas announced that the Board of Directors authorized a $500.0 million share buyback program at market prices. Beginning in April 2012, under the October 18, 2011 program, through April 28, 2014, Cintas purchased a total of 11.7 million shares of Cintas stock at an average price of $42.69 per share for a total purchase price of $500.0 million. These purchases completed the October 18, 2011 share buyback program. On July 30, 2013, Cintas announced that the Board of Directors approved an additional share buyback program of $500.0 million. The July 30, 2013 buyback program does not have an expiration date. Beginning in April 2014, under the July 30, 2013 program, through May 31, 2014, Cintas purchased a total of 3.3 million shares of Cintas stock at an average price of $59.72 per share for a total purchase price of $199.5 million.
(2) During March 2014, Cintas acquired 4,411 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were purchased at an average price of $59.42 per share for a total purchase price of $0.3 million.
(3) During April 2014, Cintas acquired 12,584 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were purchased at an average price of $58.91 per share for a total purchase price of $0.7 million.
(4) During May 2014, Cintas acquired 14,486 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were purchased at an average price of $62.11 per share for a total purchase price of $0.9 million.

Item 6.  Selected Financial Data
Five-Year Financial Summary

(In thousands except per share and percentage data)
Fiscal Years Ended May 31,	2010	2011	2012	2013	2014(1)	Compound Annual Growth (2010-2014)

Revenue	3,547,339	3,810,384	4,102,000	4,316,471	4,551,812	6.4%
Net Income	215,620	246,989	297,637	315,442	374,442	14.8%
Basic EPS	1.40	1.68	2.27	2.53	3.08	21.8%
Diluted EPS	1.40	1.68	2.27	2.52	3.05	21.5%
Dividends Per Share	0.48	0.49	0.54	0.64	0.77	12.5%
Total Assets	3,969,736	4,351,940	4,165,706	4,345,632	4,462,452	3.0%
Shareholders' Equity	2,534,029	2,302,649	2,139,135	2,201,492	2,192,858	(3.6)%
Return on Average Equity (2)	8.8%	10.2%	13.4%	14.5%	17.0%
Long-Term Debt	785,444	1,284,790	1,059,166	1,300,979	1,300,477

(1)
On April 30, 2014, Cintas completed its previously announced partnership transaction with the shareholders of Shred-it to combine Cintas’ document destruction business with Shred-it’s document destruction business. Under the agreement, Cintas and Shred-it each contributed its document destruction business to a newly formed partnership owned 42% by Cintas and 58% by the shareholders of Shred-it. In addition to its 42% ownership of the partnership, Cintas received $180.0 million in cash at the closing of the transaction. The Company realized a $106.4 million gain on deconsolidation of the document destruction business. In addition, as a result of the transaction, the Company recorded an asset impairment charge of $16.1 million and other transaction costs of $28.5 million. Please see Note 9 entitled Acquisitions and Deconsolidation of "Notes to Consolidated Financial Statements" for additional information.

(2)
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
We pursue the strategy of broadening our customer base in several ways. Cintas has a national sales organization introducing all of our products and services to prospects in all business segments. Our broad range of products and services allows our sales organization to consider any type of business a prospect. We also broaden our customer base through geographic expansion, especially in our first aid and safety and fire protection businesses. Finally, we evaluate strategic acquisitions as opportunities arise.

Results of Operations
Cintas classifies its businesses into four operating segments based on the types of products and services provided. The Rental Uniforms and Ancillary Products operating segment consists predominantly of revenue derived from the rental of corporate identify uniforms and other garments, including flame resistant clothing, and the rental and/or sale of mats, mops, shop towels, restroom supplies and other rental services. The Uniform Direct Sales operating segment consists of the direct sale of uniforms and related items. The First Aid, Safety and Fire Protection Services operating segment consists of first aid, safety and fire protection products and services. The Document Management Services operating segment consists of document destruction (through April 30, 2014 as previously discussed), document imaging and document retention services.

The following table sets forth certain consolidated statements of income data as a percent of revenue by operating segment and in total for the fiscal years ended May 31:

	2014	2013	2012

Revenue:
Rental Uniforms and Ancillary Products	70.8%	70.5%	71.0%
Uniform Direct Sales	10.0%	10.7%	10.6%
First Aid, Safety and Fire Protection Services	11.3%	10.7%	10.1%
Document Management Services	7.9%	8.1%	8.3%
Total revenue	100.0%	100.0%	100.0%

Cost of sales:
Rental Uniforms and Ancillary Products	56.7%	57.7%	56.6%
Uniform Direct Sales	71.5%	70.7%	70.1%
First Aid, Safety and Fire Protection Services	56.2%	56.7%	57.1%
Document Management Services	54.0%	53.0%	50.9%
Total cost of sales	57.9%	58.6%	57.6%

Gross margin:
Rental Uniforms and Ancillary Products	43.3%	42.3%	43.4%
Uniform Direct Sales	28.5%	29.3%	29.9%
First Aid, Safety and Fire Protection Services	43.8%	43.3%	42.9%
Document Management Services	46.0%	47.0%	49.1%
Total gross margin	42.1%	41.4%	42.4%

Selling and administrative expenses:
Rental Uniforms and Ancillary Products	27.5%	27.4%	28.6%
Uniform Direct Sales	18.3%	17.7%	18.6%
First Aid, Safety and Fire Protection Services	34.3%	33.9%	34.5%
Document Management Services	43.5%	42.5%	41.4%
Total selling and administrative expenses	28.6%	28.3%	29.2%

Gain on deconsolidation of Shredding, net of impairment charges and other transaction costs	1.3%	—%	—%

Interest expense, net	1.4%	1.5%	1.7%

Income before income taxes	13.4%	11.6%	11.5%

Fiscal 2014 Compared to Fiscal 2013
On April 30, 2014, Cintas completed its partnership transaction with the shareholders of Shred-it International Inc. ("Shred-it") to combine Cintas’ document destruction business with Shred-it’s document destruction business (the "shredding transaction"). Under the agreement, Cintas and Shred-it each contributed its document destruction ("shredding") business to a newly formed partnership. Please see Note 9 entitled Acquisitions and Deconsolidation of "Notes to Consolidated Financial Statements" for additional information on the transaction.
Fiscal 2014 total revenue was $4.6 billion, an increase of 5.5% compared to fiscal 2013. The increase primarily resulted from an organic growth increase of 5.9%. Organic growth excludes the impact of acquisitions and disposals and adjusts for the appropriate number of workdays. Revenue in fiscal 2014 was negatively impacted by 0.4% due to one less workday compared to fiscal 2013.
Organic growth by quarter is shown in the table below.

Organic Growth

First Quarter Ending August 31, 2013	7.1%
Second Quarter Ending November 30, 2013	7.1%
Third Quarter Ending February 28, 2014	3.1%
Fourth Quarter Ending May 31, 2014	6.2%

For the Fiscal Year Ending May 31, 2014	5.9%

Rental Uniforms and Ancillary Products operating segment revenue consists predominantly of revenue derived from the rental of corporate identity uniforms and other garments, including flame resistant clothing, and the rental and/or sale of mats, mops, shop towels, restroom supplies and other rental services. Revenue from the Rental Uniforms and Ancillary Products operating segment increased 5.9% compared to fiscal 2013. The increase resulted from an organic growth increase in revenue of 6.3%. The amount of new business grew, resulting from an increase in the number and productivity of sales representatives. Generally, sales productivity improvements are the result of increased tenure and improved training, which result in a higher number of products and services sold. Revenue in fiscal 2014 was negatively impacted by 0.4% due to one less workday compared to fiscal 2013.
Other Services revenue, consisting of revenue from the reportable operating segments of Uniform Direct Sales, First Aid, Safety and Fire Protection Services and Document Management Services, increased 4.4% compared to fiscal 2013. The increase primarily resulted from an organic growth increase of 4.9%, which was due largely to improved sales representative productivity partially offset by a decrease in the average selling price of recycled paper. Additionally, in fiscal 2013, the Company had some very large national account program sales that by their nature did not repeat in fiscal 2014. Revenue decreased 0.1% due to the deconsolidation of the shredding business as a result of the shredding transaction, net of growth derived through acquisitions in our First Aid, Safety and Fire Protection Services operating segment and our Document Management Services operating segment during fiscal 2014. Revenue in fiscal 2014 was negatively impacted by 0.4% due to one less workday compared to fiscal 2013.
Cost of rental uniforms and ancillary products increased 4.2% compared to fiscal 2013. Cost of rental uniforms and ancillary products consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, mops, shop towels and other ancillary items. The cost of rental uniforms and ancillary products increase compared to fiscal 2013 was due to increased Rental Uniforms and Ancillary Products operating segment sales volume.
Cost of other services increased 4.5% compared to fiscal 2013. Cost of other services consists primarily of cost of goods sold (predominantly uniforms and first aid products), delivery expenses and distribution expenses in the Uniform Direct Sales operating segment, the First Aid, Safety and Fire Protection Services operating segment and the Document Management Services operating segment. The increase from fiscal 2013 was primarily due to increased Other Services sales volume.
Selling and administrative expenses increased $80.9 million, or 6.6%, compared to fiscal 2013 due primarily to increases in labor and other employee-partner related expenses.
As a result of the shredding transaction, the Company recorded in fiscal 2014 an asset impairment charge of $16.1 million and other transaction costs of $28.5 million. The impairment charge was related to the abandonment of information systems assets that were not contributed to the partnership and cannot be used by the Company for other purposes. The other transaction costs consisted of the following: $4.7 million of professional and legal fees; $0.7 million of employee termination benefit costs; $12.4 million of stock compensation expense resulting from the immediate vesting of Cintas stock options and awards of employees contributed to the partnership; a $4.2 million charge for information systems contracts for which no future economic benefit exists; and $6.5 million of incremental profit sharing and employee compensation resulting from the gain net of the impairment charge and other transaction costs. Operating income of $567.0 million in fiscal 2014 increased $1.8 million, or 0.3%, compared to fiscal 2013. Fiscal 2014 operating income was negatively impacted by $44.6 million due to the asset impairment charge and other shredding transaction costs previously described.

In the fourth quarter of fiscal 2014, the Company realized a $106.4 million gain on the deconsolidation of the document destruction business as a result of the shredding transaction. The gain was computed as follows: the fair value of consideration received of $180.0 million plus the fair value of Cintas' retained non-controlling interest in the partnership of $339.4 million less the carrying amount of the document destruction business of $413.0 million.
Net interest expense (interest expense less interest income) of $65.6 million in fiscal 2014 was comparable to fiscal 2013.
Income before income taxes was $607.9 million, an increase of $108.0 million, or 21.6%, compared to fiscal 2013. Income before income taxes was positively impacted by $61.8 million due to the Shredding transaction. The remaining $46.2 million of increased income before income taxes was due to revenue growing at a faster rate than expenses.
The impact of the shredding transaction increased Cintas' effective tax rate in fiscal 2014 from 37.2% to 38.4% compared to an effective tax rate of 36.9% in fiscal 2013. See Note 8 entitled Income Taxes of "Notes to Consolidated Financial Statements" for more information.
Net income for fiscal 2014 of $374.4 million was an 18.7% increase compared to fiscal 2013. Diluted earnings per share of $3.05 was a 21.0% increase compared to fiscal 2013. The increase in diluted earnings per share is higher than the increase in net income due to a decrease in weighted average common stock outstanding as a result of Cintas purchasing 7.3 million shares of common stock under the October 18, 2011 and July 30, 2013 share buyback programs during fiscal 2014 and the fourth quarter of fiscal 2013.
Rental Uniforms and Ancillary Products Operating Segment
Rental Uniforms and Ancillary Products operating segment revenue increased $179.3 million, or 5.9%, and the cost of rental uniforms and ancillary products increased $73.1 million, or 4.2%. Revenue in fiscal 2014 was negatively impacted by 0.4% due to one less workday compared to fiscal 2013. The operating segment's fiscal 2014 gross margin was 43.3% of revenue compared to 42.3% in fiscal 2013. The increase in gross margin as a percent of revenue over fiscal 2013 was due to route efficiencies and increased revenue covering fixed costs including our plant infrastructure.
Selling and administrative expenses for the Rental Uniforms and Ancillary Products operating segment increased $52.2 million in fiscal 2014 compared to fiscal 2013 primarily due to increases in labor and other employee-partner related expenses. Selling and administrative expense as a percent of revenue for fiscal 2014 was 27.5% compared to 27.4% in fiscal 2013. The fiscal 2013 percentage was positively impacted by approximately 20 basis points from a gain on sale of stock of an equity method investment.
Income before income taxes increased $54.0 million to $507.1 million for fiscal 2014 compared to fiscal 2013. Income before income taxes as a percent of revenue, at 15.7%, increased 80 basis points from 14.9% in fiscal 2013. This increase is primarily due to the increase in gross margin.
Uniform Direct Sales Operating Segment
Uniform Direct Sales operating segment revenue decreased $5.8 million, or 1.3%, compared to fiscal 2013. Revenue in fiscal 2014 was negatively impacted by 0.4% due to one less workday compared to fiscal 2013. In fiscal 2013, the Company had some very large national account program sales that by their nature did not repeat in fiscal 2014. The fiscal 2013 activity included the largest customer program roll-out in Cintas history. Cost of uniform direct sales decreased $0.9 million, or 0.3%, compared to fiscal 2013. The gross margin as a percent of revenue was 28.5% for fiscal 2014 compared to 29.3% in fiscal 2013. The fiscal 2013 gross margin benefited significantly from the revenue from our all-time largest customer program roll-out.
Selling and administrative expenses increased $1.6 million, or 1.9%, in fiscal 2014 compared to fiscal 2013 primarily due to increases in labor and other employee-partner related expenses. Selling and administrative expenses as a percent of revenue, at 18.3%, increased from 17.7% in fiscal 2013 mainly due to lower revenue.
Income before income taxes was $46.7 million in fiscal 2014, a decrease of $6.5 million, or 12.3%, compared to fiscal 2013. Income before income taxes as a percent of revenue, at 10.3%, decreased from 11.5% in fiscal 2013. This decrease was primarily due to the decrease in revenue discussed above.

First Aid, Safety and Fire Protection Services Operating Segment
First Aid, Safety and Fire Protection Services operating segment revenue increased $53.8 million in fiscal 2014, a 11.7% increase compared to fiscal 2013. Revenue in fiscal 2014 was negatively impacted by 0.4% due to one less workday compared to fiscal 2013. Revenue increased organically by 9.4% due to improvements in sales representative productivity. Acquisitions resulted in revenue growth of 2.7%.
Cost of first aid, safety and fire protection services increased $27.9 million, or 10.7%, in fiscal 2014, due primarily to increased First Aid, Safety and Fire Protection Services operating segment volume. Gross margin for the First Aid, Safety and Fire Protection Services operating segment is defined as revenue less cost of goods, warehouse expenses, service expenses and training expenses. The gross margin as a percent of revenue was 43.8% for fiscal 2014 compared to 43.3% in fiscal 2013. The margin increased due to an improved mix of higher gross margin revenue.
Selling and administrative expenses increased by $20.1 million, or 12.8%, in fiscal 2014 compared to fiscal 2013 primarily due to an increase in labor and other employee-partner related expenses. Selling and administrative expenses as a percent of revenue, at 34.3%, increased from 33.9% in fiscal 2013. The fiscal 2013 percentage was positively impacted by approximately 20 basis points from a gain on sale of stock of an equity method investment.
Income before income taxes was $49.0 million in fiscal 2014, an increase of $5.9 million, or 13.6%, compared to fiscal 2013. Income before income taxes as a percent of revenue, at 9.5%, increased from 9.4% in fiscal 2013.
Document Management Services Operating Segment
On April 30, 2014, Cintas completed its partnership transaction with the shareholders of Shred-it to combine Cintas’ document destruction business with Shred-it’s document destruction business. Under the agreement, Cintas and Shred-it each contributed its document destruction business to a newly formed partnership. Please see Note 9 entitled Acquisitions and Deconsolidation of "Notes to Consolidated Financial Statements" for additional information on the transaction.
Document Management Services operating segment revenue increased $8.0 million for fiscal 2014, or 2.3%, over fiscal 2013. Revenue in fiscal 2014 was negatively impacted by 0.4% due to one less workday compared to fiscal 2013. Revenue increased organically by 6.6% due to increased document imaging and retention services volume. Revenue decreased 3.9% due to the deconsolidation of the shredding business as a result of the shredding transaction.
Cost of document management services increased $7.9 million, or 4.2%, for fiscal 2014 mostly due to increased Document Management Services operating segment volume. Gross margin for the Document Management Services operating segment is defined as revenue less production and service costs. The gross margin as a percent of revenue decreased from 47.0% in fiscal 2013 to 46.0% in fiscal 2014. This decrease was due to lower document destruction revenue as a result of lower recycled paper prices and the deconsolidation of the shredding business.
Selling and administrative expenses increased $7.1 million, or 4.8%, in fiscal 2014 over fiscal 2013. This increase was primarily due to an increase in labor and other employee-partner related expenses.
In fiscal 2014, the Company realized a $106.4 million gain on deconsolidation of the shredding business. In addition, as a result of the shredding transaction, the Company recorded an asset impairment charge of $16.1 million and other transaction costs of $28.5 million. The impairment charge was related to the abandonment of information systems assets that were not contributed to the partnership and cannot be used by the Company for other purposes. The other transaction costs consisted of the following: $4.7 million of professional and legal fees; $0.7 million of employee termination benefit costs; $12.4 million of stock compensation expense resulting from the immediate vesting of Cintas stock options and awards of employees contributed to the partnership; a $4.2 million charge for information systems contracts for which no future economic benefit exists; and $6.5 million of incremental profit sharing and employee compensation resulting from the gain net of the impairment charge and other transaction costs.
Income before income taxes for the Document Management Services operating segment was $70.7 million, an increase of $54.9 million compared to fiscal 2013. Income before income taxes, at 19.8% of the operating segment's revenue, increased from 4.5% in fiscal 2013. This increase is primarily a result of the impacts of the shredding transaction previously described.

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
Cintas' effective tax rate of 36.9% in fiscal 2013 was consistent to the fiscal 2012 effective tax rate of 36.8% (also see Note 8 entitled Income Taxes of "Notes to Consolidated Financial Statements" for more information on income taxes).
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

Liquidity and Capital Resources
The following is a summary of our cash flows and cash, cash equivalents and marketable securities as of and for the fiscal years ending May 31:

(In thousands)	2014	2013

Net cash provided by operating activities	$607,969	$552,748
Net cash used in investing activities	$(16,543)	$(284,181)
Net cash used in financing activities	$(429,735)	$(256,058)

Cash and cash equivalents at the end of the period	$513,288	$352,273
Marketable securities at the end of the period	$—	$5,680

Cash, cash equivalents, and marketable securities as of May 31, 2014 and May 31, 2013 include $40.2 million and $50.7 million that is located outside of the United States. We expect to use these amounts to fund our international operations and international expansion activities.
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
Net cash provided by operating activities was $608.0 million for fiscal 2014, an increase of $55.2 million compared to fiscal 2013. Along with the increase in net income, cash flow was positively impacted by changes in uniforms and other rental items in service, accrued compensation and related liabilities, and accrued liabilities.
Net cash used in investing activities was $16.5 million and $284.2 million for fiscal 2014 and 2013, respectively. Capital expenditures were $145.6 million and $196.5 million for fiscal 2014 and fiscal 2013, respectively. Capital expenditures for fiscal 2014 included $94.2 million for the Rental Uniforms and Ancillary Products operating segment and $34.4 million for the Document Management Services operating segment. Cash paid for acquisitions of businesses was $33.4 million and $69.4 million for fiscal 2014 and fiscal 2013, respectively. The acquisitions in fiscal 2014 and 2013 occurred in our First Aid, Safety and Fire Protection Services and Document Management Services operating segments. On April 30, 2014, Cintas completed its previously announced partnership transaction with the shareholders of Shred-it to combine Cintas’ document destruction business with Shred-it’s document destruction business. In addition to its 42% ownership of the partnership, Cintas received $180.0 million in cash at the closing of the transaction. Net cash used in investing activities for fiscal 2014 and 2013 also includes net purchases of marketable securities and investments of $11.7 million and $17.0 million, respectively.
Net cash used in financing activities was $429.7 million and $256.1 million for fiscal 2014 and 2013, respectively. On October 18, 2011, we announced that the Board of Directors authorized a $500.0 million share buyback program. Beginning in April 2012, under the October 18, 2011 share buyback program, through May 31, 2013, Cintas purchased a total of 8.4 million shares of Cintas common stock at an average price of $40.23 per share for a total purchase price of $337.5 million. For the fiscal year ended May 31, 2013, Cintas acquired 0.2 million shares of Cintas common stock in trade for employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $38.04 per share for a total purchase price of $7.7 million. During fiscal 2014, under the October 18, 2011 share buyback program, Cintas purchased a total of 3.3 million shares of Cintas common stock at an average price of $48.87 per share for a total purchase price of $162.5 million. These purchases completed the October 18, 2011 share buyback program. On July 30, 2013, Cintas announced that the Board of Directors approved an additional share buyback program of $500.0 million. The July 30, 2013 buyback program does not have an expiration date. Beginning in April 2014, under the July 30, 2013 program, through May 31, 2014, Cintas purchased a total of 3.3 million shares of Cintas stock at an average price of $59.72 per share for a total purchase price of $199.5 million. Under the July 30, 2013 program, through July 30, 2014 Cintas has purchased a total of 4.1 million shares of Cintas common stock at an average price of $60.15 per share for a total purchase price of $245.2 million. For the fiscal year ended May 31, 2014, Cintas acquired 0.2 million shares of Cintas common stock in trade for employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $50.45 per share for a total purchase price of $8.6 million.

We paid an annual cash dividend of $93.3 million, or $0.77 per share, in December 2013. On a per share basis, this dividend is an increase of 20.3% over the dividend paid in fiscal 2013. This marks the 31st consecutive year that Cintas has increased its annual dividend, every year since going public in 1983.
As of May 31, 2014, we had $1,300.0 million aggregate principal amount in fixed rate senior notes outstanding with maturities ranging from 2016 to 2036. On June 1, 2012, Cintas repaid at maturity $225.0 million aggregate principal amount of its 6.00% senior notes due 2012. On June 5, 2012, Cintas issued $250.0 million aggregate principal amount of senior notes due June 1, 2022. These senior notes bear interest at a rate of 3.25% paid semi-annually beginning December 1, 2012. The net proceeds generated from the offering ($25.0 million) were used for general corporate purposes. As of May 31, 2014, we also had outstanding $250.0 million of 30-year senior notes issued in fiscal 2007 at a rate of 6.15%, $300.0 million of 10-year senior notes issued in fiscal 2008 at a rate of 6.125%, $250.0 million of 5-year senior notes issued in fiscal 2011 at a rate of 2.85% and $250.0 million of 10-year senior notes issued in 2011 at a rate of 4.30%. During fiscal 2014, Cintas repaid a $7.5 million 5-year loan that was issued in 2009 for funding the construction of a facility.
Cintas' commercial paper program has a capacity of $300.0 million that is fully supported by a backup revolving credit facility through a credit agreement with its banking group. This revolving credit facility has an accordion feature that allows for a maximum borrowing capacity of $450.0 million. The revolving credit facility was amended on May 29, 2014 to extend that maturity date from October 6, 2016 to May 28, 2019, to adjust the applicable margin used to calculate the interest payable on any outstanding loans, and to adjust the facility fee payable under the agreement. We believe that this program, along with cash generated from operations, will be adequate to provide necessary funding for our future cash requirements. No commercial paper or borrowings on our revolving credit facility were outstanding at May 31, 2014 or 2013.
Cintas has certain covenants related to debt agreements. These covenants limit our ability to incur certain liens, to engage in sale-leaseback transactions and to merge, consolidate or sell all or substantially all of Cintas' assets. These covenants also require Cintas to maintain certain debt to earnings before interest, taxes, depreciation and amortization (EBITDA) and interest coverage ratios. Cross-default provisions exist between certain debt instruments. If a default of a significant covenant were to occur, the default could result in an acceleration of the maturity of the indebtedness, impair liquidity and limit the ability to raise future capital. As of May 31, 2014, Cintas was in compliance with all debt covenants.
Our access to the commercial paper and long-term debt markets has historically provided us with sources of liquidity. We do not anticipate having difficulty in obtaining financing from those markets in the future in view of our favorable experiences in the debt markets in the recent past. Our ability to continue to access the commercial paper and long-term debt markets on favorable interest rate and other terms will depend, to a significant degree, on the ratings assigned by the credit rating agencies to our indebtedness. As of May 31, 2014, our ratings were as follows:

Rating Agency	Outlook	Commercial Paper	Long-term Debt

Standard & Poor's	Positive	A-2	BBB+
Moody's Investors Service	Stable	P-1	A2

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

Long-Term Contractual Obligations

	Payments Due by Period
(In thousands)	Total	One year or less	Two to three years	Four to five years	After five years

Long-term debt (1)	$1,300,980	$503	$250,403	$300,074	$750,000
Operating leases (2)	184,539	35,263	54,468	34,417	60,391
Interest payments (3)	588,837	64,156	120,087	82,781	321,813
Unconditional purchase obligations	—	—	—	—	—
Total long-term contractual cash obligations	$2,074,356	$99,922	$424,958	$417,272	$1,132,204

Cintas also makes payments to defined contribution plans. The amount of contributions made to the defined contribution plans are at the discretion of the Board of Directors of Cintas. Future contributions are expected to be $41.4 million in the next year, $88.3 million in the next two to three years, and $96.2 million in the next four to five years.

(1)
Long-term debt primarily consists of $1,300.0 million in senior notes (reference Note 6 entitled Long-Term Debt and Derivatives of "Notes to Consolidated Financial Statements" for a detailed discussion of long-term debt).

(2)	Operating leases consist primarily of operational facility leases.

(3)	Interest payments could include interest on both fixed and variable rate debt. As of May 31, 2014, Cintas did not have commercial paper outstanding, and therefore did not have any variable rate debt.
Other Commitments

	Amount of Commitment Expiration per Period
(In thousands)	Total	One year or less	Two to three years	Four to five years	After five Years

Lines of credit (1)	$299,916	$—	$—	$299,916	$—
Standby letters of credit (2)	85,115	85,115	—	—	—
Total other commitments	$385,031	$85,115	$—	$299,916	$—

(1)	Back-up facility for the commercial paper program (reference Note 6 entitled Long-Term Debt and Derivatives of "Notes to Consolidated Financial Statements" for further discussion).

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

Litigation and Other Contingencies
Cintas is subject to legal proceedings and claims arising from the ordinary course of its business, including personal injury, customer contract, environmental and employment claims. In the opinion of management, the aggregate liability, if any, with respect to such ordinary course of business actions will not have a material adverse effect on the consolidated financial position or results of operations of Cintas. Cintas is party to additional litigation not considered in the ordinary course of business. Please refer to "Part I, Item 3. Legal Proceedings" and Note 13 entitled Litigation and Other Contingencies of "Notes to Consolidated Financial Statements" for a detailed discussion of certain specific litigation.
New Accounting Standards
In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU")2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." ASU 2013-02 requires an entity to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income if the item reclassified is required under U.S. generally accepted accounting principles ("GAAP") to be reclassified to net income in its entirety in the same reporting period. For reclassification items not required under GAAP to be reclassified directly to net income in their entirety in the same reporting period, an entity is required to cross-reference to other disclosures currently required under GAAP that provide additional detail about those amounts. The Company adopted ASU 2013-02 effective June 1, 2013. See Note 14 entitled Accumulated Other Comprehensive Income (Loss) of "Notes to Consolidated Condensed Financial Statements" for details of required disclosure.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" to clarify revenue recognition principles. This guidance is intended to improve disclosure requirements and enhance the comparability of revenue recognition practices. Improved disclosures under the amended guidance relate to the nature, amount, timing and uncertainty of revenue that is recognized from contracts with customers. This guidance will be effective for reporting periods beginning after December 15, 2016 and will be required to be applied retrospectively. We are currently evaluating the impact that this guidance will have on our consolidated financial statements.
Critical Accounting Policies and Estimates
The preparation of Cintas' consolidated financial statements in conformity with GAAP requires management to make estimates and judgments that have a significant effect on the amounts reported in the consolidated financial statements and accompanying notes. These critical accounting policies should be read in conjunction with Note 1 entitled Significant Accounting Policies of "Notes to Consolidated Financial Statements." Significant changes, estimates or assumptions related to any of the following critical accounting policies could possibly have a material impact on the consolidated financial statements.
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
Allowance for doubtful accounts
Cintas establishes an allowance for doubtful accounts. This allowance includes an estimate based on historical rates of collections and allowances for specific accounts identified as uncollectible. The allowance that is an estimate based on the company's historical rates of collections is recorded for overdue amounts, beginning with a nominal percentage and increasing substantially as the account ages. The amount provided as the account ages will differ slightly between the Rental Uniforms and Ancillary Products operating segment and the three other operating segments because of differences in customers served and the nature of each operating segment.
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
Investments
Investments consists primarily of cash surrender value of life insurance policies and equity method investments. In general, equity method investments are initially measured at cost. However, an equity method investment resulting from a transaction in which a controlled group of assets that constitutes a business is deconsolidated is initially measured at fair value. Cintas recognizes its share of the investee’s earnings or losses in income. Cintas also adjusts its share of the investee's earnings for intra-entity transactions, basis differences, investee capital transactions and other comprehensive income. Equity method investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable.
Goodwill
Goodwill, obtained through acquisitions of businesses, is valued at cost less any impairment. Cintas completes an annual impairment test which may include an assessment of qualitative factors including, but not limited to, macroeconomic conditions, industry and market conditions, and entity specific factors such as strategies and financial performance. The test may also include the determination of the estimated fair value of Cintas reporting units via comparisons to current market values, where available, and discounted cash flow analyses. Significant assumptions may include growth rates based on historical trends and margin improvement leveraged from such growth, as well as discount rates. Based on the results of the annual impairment tests, Cintas was not required to recognize an impairment of goodwill for the fiscal years ended May 31, 2014, 2013 or 2012. Cintas will continue to perform impairment tests as of March 1 in future years and when indicators of impairment exist.
Service contracts and other assets
Service contracts and other assets, which consist primarily of noncompete and consulting agreements obtained through acquisitions of businesses, are amortized by use of the straight-line method over the estimated lives of the agreements, which are generally 5 to 10 years. Certain noncompete agreements, as well as all service contracts, require that a valuation be determined using a discounted cash flow model. The assumptions and judgments used in these models involve estimates of cash flows and discount rates, among other factors. Because of the assumptions used to value these intangible assets, actual results over time could vary from original estimates. Impairment of service contracts and other assets is accomplished through specific identification. No impairment has been recognized by Cintas for the fiscal years ended May 31, 2014, 2013 or 2012.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
Earnings are affected by changes in short-term interest rates due to investments in marketable securities and money market accounts and periodic issuances of commercial paper. If short-term rates changed by one-half percent (or 50 basis points), Cintas' income before income taxes would change by approximately $0.2 million. This estimated exposure considers the effects on investments. This analysis does not consider the effects of a change in economic activity or a change in Cintas' capital structure.
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
Audited Consolidated Financial Statements for the Fiscal Years Ended May 31, 2014, 2013 and 2012

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
With the supervision of our Chief Executive Officer and our Chief Financial Officer, management assessed our internal control over financial reporting as of May 31, 2014. Management based its assessment on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed by our internal audit function.
Based on our assessment, management has concluded that our internal control over financial reporting was effective as of May 31, 2014, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.
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

Scott D. Farmer Chief Executive Officer

William C. Gale Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Cintas Corporation

We have audited Cintas Corporation’s internal control over financial reporting as of May 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Cintas Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Cintas Corporation maintained, in all material respects, effective internal control over financial reporting as of May 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cintas Corporation as of May 31, 2014 and 2013 and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended May 31, 2014 and our report dated July 30, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Cincinnati, Ohio
July 30, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Cintas Corporation
We have audited the accompanying consolidated balance sheets of Cintas Corporation as of May 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended May 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of Cintas Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cintas Corporation at May 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cintas Corporation’s internal control over financial reporting as of May 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework), and our report dated July 30, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Cincinnati, Ohio
July 30, 2014

Consolidated Statements of Income
	Fiscal Years Ended May 31,
(In thousands except per share data)	2014	2013	2012

Revenue:
Rental uniforms and ancillary products	$3,223,930	$3,044,587	$2,912,261
Other services	1,327,882	1,271,884	1,189,739
	4,551,812	4,316,471	4,102,000
Costs and expenses:
Cost of rental uniforms and ancillary products	1,829,427	1,756,297	1,648,551
Cost of other services	807,999	773,107	714,841
Selling and administrative expenses	1,302,752	1,221,856	1,198,981
Shredding transaction asset impairment charge	16,143	—	—
Shredding transaction costs	28,481	—	—
Operating income	567,010	565,211	539,627

Gain on deconsolidation of Shredding	106,441	—	—

Interest income	(229)	(409)	(1,942)
Interest expense	65,822	65,712	70,625

Income before income taxes	607,858	499,908	470,944
Income taxes	233,416	184,466	173,307
Net income	$374,442	$315,442	$297,637

Basic earnings per share	$3.08	$2.53	$2.27

Diluted earnings per share	$3.05	$2.52	$2.27

Dividends declared and paid per share	$0.77	$0.64	$0.54

See accompanying notes.

Consolidated Statements of Comprehensive Income
	Fiscal Years Ended May 31,
(In thousands)	2014	2013	2012

Net income	$374,442	$315,442	$297,637

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(9,787)	(1,087)	(17,815)
Change in fair value of derivatives	(228)	(187)	(5,286)
Amortization of interest rate lock agreements	1,952	1,952	1,508
Other	(1,632)	782	(551)

Other comprehensive (loss) income	(9,695)	1,460	(22,144)

Comprehensive income	$364,747	$316,902	$275,493

See accompanying notes.

Consolidated Balance Sheets
	As of May 31,
(In thousands except share data)	2014	2013

Assets
Current assets:
Cash and cash equivalents	$513,288	$352,273
Marketable securities	—	5,680
Accounts receivable, principally trade, less allowance of $14,906 and $15,855, respectively	508,427	496,049
Inventories, net	251,239	240,440
Uniforms and other rental items in service	506,537	496,752
Income taxes, current	—	9,102
Prepaid expenses and other current assets	26,190	24,530
Total current assets	1,805,681	1,624,826

Property and equipment, at cost, net	855,702	986,703

Investments	458,357	101,525
Goodwill	1,267,411	1,517,560
Service contracts, net	55,675	92,153
Other assets, net	19,626	22,865
	$4,462,452	$4,345,632
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$150,070	$121,029
Accrued compensation and related liabilities	85,026	78,050
Accrued liabilities	299,727	271,821
Income taxes, current	5,960	—
Deferred tax liability	88,845	77,169
Long-term debt due within one year	503	8,187
Total current liabilities	630,131	556,256

Long-term liabilities:
Long-term debt due after one year	1,300,477	1,300,979
Deferred income taxes	246,044	210,483
Accrued liabilities	92,942	76,422
Total long-term liabilities	1,639,463	1,587,884

Shareholders' equity:
Preferred stock, no par value:
100,000 shares authorized, none outstanding	—	—
Common stock, no par value:
425,000,000 shares authorized
2014: 176,378,412 shares issued and 117,037,784 shares outstanding
2013: 174,786,010 shares issued and 122,281,507 shares outstanding	251,753	186,332
Paid-in capital	134,939	109,822
Retained earnings	3,998,893	3,717,771
Treasury stock:
2014: 59,340,628 shares
2013: 52,504,503 shares	(2,221,155)	(1,850,556)
Accumulated other comprehensive income	28,428	38,123
Total shareholders' equity	2,192,858	2,201,492
	$4,462,452	$4,345,632

See accompanying notes.

Consolidated
Statements of Shareholders' Equity

	Common Stock		Paid-In Capital	Retained Earnings	Other Accumulated Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
(In thousands)	Shares	Amount				Shares	Amount

Balance at June 1, 2011	173,346	$135,401	$95,732	$3,255,256	$58,807	(35,762)	$(1,242,547)	$2,302,649
Net income	—	—	—	297,637	—	—	—	297,637
Comprehensive loss, net of tax	—	—	—	—	(22,144)	—	—	(22,144)
Dividends	—	—	—	(70,820)	—	—	—	(70,820)
Stock-based compensation	—	—	20,312	—	—	—	—	20,312
Vesting of stock-based compensation awards	297	9,513	(9,513)	—	—	—	—	—
Stock options exercised, net of shares surrendered	103	3,341	—	—	—	—	—	3,341
Repurchase of common stock	—	—	—	—	—	(11,464)	(392,328)	(392,328)
Other	—	—	488	—	—	—	—	488
Balance at May 31, 2012	173,746	148,255	107,019	3,482,073	36,663	(47,226)	(1,634,875)	2,139,135
Net income	—	—	—	315,442	—	—	—	315,442
Comprehensive income, net of tax	—	—	—	—	1,460	—	—	1,460
Dividends	—	—	—	(79,744)	—	—	—	(79,744)
Stock-based compensation	—	—	23,310	—	—	—	—	23,310
Vesting of stock-based compensation awards	610	23,270	(23,270)	—	—	—	—	—
Stock options exercised, net of shares surrendered	430	14,807	—	—	—	—	—	14,807
Repurchase of common stock	—	—	—	—	—	(5,279)	(215,681)	(215,681)
Other	—	—	2,763	—	—	—	—	2,763
Balance at May 31, 2013	174,786	186,332	109,822	3,717,771	38,123	(52,505)	(1,850,556)	2,201,492
Net income	—	—	—	374,442	—	—	—	374,442
Comprehensive loss, net of tax	—	—	—	—	(9,695)	—	—	(9,695)
Dividends	—	—	—	(93,320)	—	—	—	(93,320)
Stock-based compensation	—	—	44,746	—	—	—	—	44,746
Vesting of stock-based compensation awards	465	23,519	(23,519)	—	—	—	—	—
Stock options exercised, net of shares surrendered	1,127	41,902	—	—	—	—	—	41,902
Repurchase of common stock	—	—	—	—	—	(6,836)	(370,599)	(370,599)
Other	—	—	3,890	—	—	—	—	3,890
Balance at May 31, 2014	176,378	$251,753	$134,939	$3,998,893	$28,428	(59,341)	$(2,221,155)	$2,192,858

See accompanying notes.

Consolidated Statements of Cash Flows
	Fiscal Years Ended May 31,
(In thousands)	2014	2013	2012
Cash flows from operating activities:
Net income	$374,442	$315,442	$297,637
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	168,220	165,664	155,831
Amortization of intangible assets	22,642	23,713	38,334
Stock-based compensation	29,875	23,310	20,312
Gain on deconsolidation of Shredding	(106,441)	—	—
Shredding transaction asset impairment charge	16,143	—	—
Shredding transaction costs	26,057	—	—
Deferred income taxes	47,109	48,023	56,727
Change in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(56,231)	(42,704)	(24,261)
Inventories, net	(11,062)	10,997	(2,330)
Uniforms and other rental items in service	(11,435)	(44,179)	(60,279)
Prepaid expenses	(2,177)	(3,281)	(1,496)
Accounts payable	30,446	25,023	(12,557)
Accrued compensation and related liabilities	10,931	(13,161)	11,625
Accrued liabilities and other	54,237	31,873	(20,371)
Income taxes, current	15,213	12,028	10,690
Net cash provided by operating activities	607,969	552,748	469,862

Cash flows from investing activities:
Capital expenditures	(145,580)	(196,486)	(160,802)
Proceeds from redemption of marketable securities	54,196	161,478	665,016
Purchase of marketable securities and investments	(65,858)	(178,464)	(585,655)
Proceeds from Shredding transaction, net of cash contributed	179,359	—	—
Acquisitions of businesses, net of cash acquired	(33,441)	(69,370)	(24,864)
Other	(5,219)	(1,339)	2,011
Net cash used in investing activities	(16,543)	(284,181)	(104,294)

Cash flows from financing activities:
Proceeds from issuance of debt	—	250,000	—
Repayment of debt	(8,187)	(225,636)	(1,323)
Proceeds from exercise of stock-based compensation awards	41,902	14,807	3,341
Dividends paid	(93,320)	(79,744)	(70,820)
Repurchase of common stock	(370,599)	(215,681)	(392,328)
Other	469	196	555
Net cash used in financing activities	(429,735)	(256,058)	(460,575)

Effect of exchange rate changes on cash and cash equivalents	(676)	(61)	(3,274)

Net increase (decrease) in cash and cash equivalents	161,015	12,448	(98,281)
Cash and cash equivalents at beginning of year	352,273	339,825	438,106
Cash and cash equivalents at end of year	$513,288	$352,273	$339,825
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
Cintas classifies its businesses into four operating segments based on the types of products and services provided. The Rental Uniforms and Ancillary Products operating segment consists predominantly of revenue derived from the rental of corporate identify uniforms and other garments, including flame resistant clothing, and the rental and/or sale of mats, mops, shop towels, restroom supplies and other rental services. The Uniform Direct Sales operating segment consists of the direct sale of uniforms and related items. The First Aid, Safety and Fire Protection Services operating segment consists of first aid, safety and fire protection products and services. The Document Management Services operating segment consists of document destruction (through April 30, 2014), document imaging and document retention services.
On April 30, 2014, Cintas completed its partnership transaction with the shareholders of Shred-it International Inc. ("Shred-it") to combine Cintas’ document destruction ("shredding") business with Shred-it’s document destruction business (the "Shredding transaction"). Cintas' document destruction business represented approximately 76%, 80%, and 70% of Cintas' Document Management Services operating segment's assets, revenue, and income before income taxes, respectively, as of and for the most recent quarter ended February 28, 2014. Under the agreement, Cintas and Shred-it each contributed its document destruction business to a newly formed partnership owned 42% by Cintas and 58% by the shareholders of Shred-it. In addition to its 42% ownership of the partnership (named and operated under "Shred-it"), Cintas received $180.0 million in cash at the closing of the transaction. The Cintas' equity interest in the partnership is accounted for under the equity method of accounting as prescribed by U.S. generally accepted accounting principles ("GAAP").
Principles of consolidation.  The consolidated financial statements include the accounts of Cintas controlled majority-owned subsidiaries and any entities over which Cintas has control. Intercompany balances and transactions have been eliminated as appropriate.
Use of estimates.  The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
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

Cash and cash equivalents.  Cintas considers all highly liquid investments with a maturity of three months or less, at date of purchase, to be cash equivalents. At May 31, 2014 and 2013, cash and cash equivalents includes $33.5 million and $28.5 million, respectively, of restricted cash used as collateral associated with the general insurance program.
Marketable securities.  Marketable securities are typically comprised of fixed income securities and are classified as available-for-sale. There were no marketable securities outstanding at May 31, 2014.
Accounts receivable.  Accounts receivable is comprised of amounts owed through product shipments and services provided and is presented net of an allowance for doubtful accounts. The allowance is an estimate based on historical rates of collections and allowances for specific accounts identified as uncollectible. The allowance that is an estimate based on Cintas' historical rates of collections is recorded for overdue amounts, beginning with a nominal percentage and increasing substantially as the account ages. The amount provided as the account ages will differ slightly between the Rental Uniforms and Ancillary Products operating segment and the three other operating segments because of differences in customers served and the nature of each operating segment. When an account is considered uncollectible, it is written off against the allowance for doubtful accounts.
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

(In thousands)	2014	2013

Raw materials	$17,984	$19,800
Work in process	14,304	17,353
Finished goods	218,951	203,287
	$251,239	$240,440

Inventories are recorded net of reserves for obsolete inventory of $30.7 million and $29.5 million as of May 31, 2014 and 2013, respectively. The inventory obsolescence reserve is determined by specific identification, as well as an estimate based on Cintas' historical rates of obsolescence.
Uniforms and other rental items in service.  These items are valued at cost less amortization, calculated using the straight-line method. Uniforms in service (other than cleanroom and flame resistant clothing) are amortized over their useful life of 18 months. Other rental items, including shop towels, mats, mops, cleanroom garments, flame resistant clothing, linens and restroom dispensers, are amortized over their useful lives, which range from 8 to 60 months. The amortization rates used are based on industry experience, Cintas' specific experience and wear tests performed by Cintas. These factors are critical to determining the amount of in service inventory and related cost of uniforms and ancillary products that are presented in the consolidated financial statements.
Property and equipment.  Property and equipment is stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method primarily over the following estimated useful lives of the assets based on industry and Cintas specific experience, in years:

Buildings	30 to 40
Building improvements	5 to 20
Equipment	3 to 10
Leasehold improvements	2 to 15

Investments. Investments consists primarily of equity method investments and cash surrender value of life insurance policies. Investments are now separately presented on the balance sheet as a result of the shredding transaction. The equity method is used to account for our investments if our investment gives us the ability to exercise significant influence over the operating and financial policies of the investee. In general, equity method investments are initially measured at cost. However, an equity method investment resulting from a transaction in which a controlled group of assets that constitutes a business is deconsolidated is initially measured at fair value. Cintas recognizes its share of the investee’s earnings or losses in income. Cintas also adjusts its share of the investee's earnings for intra-entity transactions, basis differences, investee capital transactions and other comprehensive income through income or other comprehensive income as appropriate. Equity method investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable.
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
Goodwill.  Goodwill, obtained through acquisitions of businesses, is valued at cost less any impairment. Cintas completes an annual impairment test which may include an assessment of qualitative factors including, but not limited to, macroeconomic conditions, industry and market conditions, and entity specific factors such as strategies and financial performance. The test may also include the determination of the estimated fair value of Cintas' reporting units via comparisons to current market values, where available, and discounted cash flow analyses. Significant assumptions may include growth rates based on historical trends and margin improvement leveraged from such growth, as well as discount rates. In addition to the annual test, Cintas was required to perform an impairment test as of April 30, 2014 on the business remaining within the Document Management Services operating segment as a result of the shredding transaction. Based on the results of this test and the annual impairment test, Cintas was not required to recognize an impairment of goodwill for the fiscal years ended May 31, 2014, 2013 or 2012. Cintas will continue to perform impairment tests as of March 1 in future years and when indicators of impairment exist.
Service contracts and other assets.  Service contracts and other assets, which consist primarily of noncompete and consulting agreements obtained through acquisitions of businesses, are amortized by use of the straight-line method over the estimated lives of the agreements, which are generally 5 to 10 years. Certain noncompete agreements, as well as all service contracts, require that a valuation be determined using a discounted cash flow model. The assumptions and judgments used in these models involve estimates of cash flows and discount rates, among other factors. Because of the assumptions used to value these intangible assets, actual results over time could vary from original estimates. Impairment of service contracts and other assets is accomplished through specific identification. No impairment has been recognized by Cintas for the fiscal years ended May 31, 2014, 2013 or 2012.
Accrued liabilities.  Current accrued liabilities are recorded when it is probable that a liability has occurred and the amount of the liability can be reasonably estimated. Current accrued liabilities include the following amounts:

(In thousands)	2014	2013

General insurance liabilities	$106,083	$96,930
Employee benefit related liabilities	64,445	59,221
Taxes and related liabilities	7,531	7,776
Accrued interest	26,726	26,816
Other	94,942	81,078
	$299,727	$271,821

General insurance liabilities represent the estimated ultimate cost of all asserted and unasserted claims incurred, primarily related to worker's compensation, auto liability and other general liability exposure through the consolidated balance sheet date. Our reserves are estimated through actuarial procedures of the insurance industry and by using industry assumptions, adjusted for specific expectations based on our claims history. Cintas records an increase or decrease in selling and administrative expenses related to development of prior claims, higher claims activity and other environmental factors in the period in which it becomes known. These changes in estimates may be material to the consolidated financial statements.
Long-term accrued liabilities consists primarily of reserves associated with unrecognized tax benefits, which are described in more detail in Note 8 entitled Income Taxes, and retirement obligations, which are described in more detail in Note 10 entitled Defined Contribution Plans.
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

Derivatives and hedging activities.  Cintas formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. Derivatives are recorded at fair value on the consolidated balance sheet, and gains and losses are recorded as adjustments to income or other comprehensive income, as appropriate.
Income taxes. Deferred tax assets and liabilities are determined by the differences between the consolidated financial statement carrying amounts and the tax basis of assets and liabilities. See Note 8 entitled Income Taxes of "Notes to Consolidated Financial Statements" for the types of items that give rise to significant deferred income tax assets and liabilities. Deferred income taxes are classified as assets or liabilities based on the classification of the related asset or liability for financial reporting purposes. Deferred income taxes that are not related to an asset or liability for financial reporting are classified according to the expected reversal date. Cintas regularly reviews deferred tax assets for recoverability based upon projected future taxable income and the expected timing of the reversals of existing temporary differences. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax assets, as adjusted for valuation allowances, will be realized.
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

Fair Value Measurements. FASB Accounting Standard Codification ("ASC") Topic 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. It also establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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
Cintas' non-financial assets and liabilities not permitted or required to be measured at fair value on a recurring basis primarily relate to assets and liabilities acquired in a business acquisition unless otherwise noted in Note 2 entitled Fair Value Disclosures. Cintas is required to provide additional disclosures about fair value measurements as part of the consolidated financial statements for each major category of assets and liabilities measured at fair value on a non-recurring basis (including business acquisitions). Based on the nature of Cintas' business acquisitions, which occur regularly throughout the fiscal year, the majority of the assets acquired and liabilities assumed consist of working capital, primarily valued using Level 2 inputs, property and equipment, also primarily valued using Level 2 inputs and goodwill and other identified intangible assets valued using Level 3 inputs. In general, non-recurring fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities, which generally are not applicable to non-financial assets and liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as definitive sales agreements, appraisals or established market values of comparable assets. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability and include situations where there is little, if any, market activity for the asset or liability, such as internal estimates of future cash flows and company specific discount rates.

New accounting pronouncements. In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." ASU 2013-02 requires an entity to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income if the item reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For reclassification items not required under GAAP to be reclassified directly to net income in their entirety in the same reporting period, an entity is required to cross-reference to other disclosures currently required under GAAP that provide additional detail about those amounts. The Company adopted ASU 2013-02 effective June 1, 2013. See Note 14 entitled Accumulated Other Comprehensive Income (Loss) for details of required disclosure.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)" to clarify revenue recognition principles. This guidance is intended to improve disclosure requirements and enhance the comparability of revenue recognition practices. Improved disclosures under the amended guidance relate to the nature, amount, timing and uncertainty of revenue that is recognized from contracts with customers. This guidance will be effective for reporting periods beginning after December 15, 2016 and will be required to be applied retrospectively. Cintas is currently evaluating the impact that ASU 2014-09 will have on our consolidated financial statements.

2.  Fair Value Disclosures
All financial instruments that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the consolidated balance sheet date. These financial instruments measured at fair value on a recurring basis are summarized below:

	As of May 31, 2014
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$513,288	$—	$—	$513,288
Total assets at fair value	$513,288	$—	$—	$513,288

Current accrued liabilities	$—	$286	$—	$286
Total liabilities at fair value	$—	$286	$—	$286

	As of May 31, 2013
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$352,273	$—	$—	$352,273
Marketable securities:
U.S. municipal bonds	—	5,680	—	5,680
Accounts receivable, net	—	39	—	39
Total assets at fair value	$352,273	$5,719	$—	$357,992

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

Interest, realized gains and losses and declines in value determined to be other than temporary on available-for-sale securities are included in interest income or expense. The cost of the securities sold is based on the specific identification method. There were no outstanding marketable securities as of May 31, 2014. The amortized cost basis of marketable securities as of May 31, 2013 was $5.7 million. Purchases of marketable securities were $48.5 million, $167.1 million and $579.7 million for the fiscal years ended May 31, 2014, 2013 and 2012, respectively. All outstanding marketable securities as of May 31, 2013 had contractual maturities due within one year.

Foreign currency forward contracts were included in current accrued liabilities and accounts receivable, net as of May 31, 2014 and 2013, respectively. The fair value of Cintas' foreign currency forward contracts are based on similar exchange traded derivatives (market approach) and are, therefore, included within Level 2 of the fair value hierarchy.

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

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis as required under GAAP. As a result of the shredding transaction, Cintas recorded an asset impairment charge of $16.1 million related to the abandonment of certain information systems assets. These assets were measured at a fair value of $5.4 million as of April 30, 2014 determined as the price that a market participant would be willing to pay for the continued use of the assets over their remaining useful lives. Also as a result of the shredding transaction and GAAP requirements, Cintas' equity method investment in Shred-it was initially measured at fair value. See Note 4 entitled Investments for additional information on the measurement of the investment in Shred-it.

3.  Property and Equipment

(In thousands)	2014	2013

Land	$116,989	$112,311
Buildings and improvements	521,113	512,717
Equipment	1,427,356	1,631,213
Leasehold improvements	35,821	27,543
Construction in progress	42,384	58,463
	2,143,663	2,342,247
Less: accumulated depreciation	1,287,961	1,355,544
	$855,702	$986,703

Interest expense is net of capitalized interest of $1.3 million for the fiscal year ended May 31, 2012. Interest was not capitalized during the fiscal years ended May 31, 2014 and 2013.

The decreases in property and equipment since May 31, 2013 primarily relate to the consummation of the shredding transaction. See Note 9 entitled Acquisitions and Disposals for more information.

4.  Investments

Investments at May 31, 2014 of $458.4 million include the cash surrender value of insurance policies of $86.5 million, equity method investments of $371.1 million, and cost method investments of $0.8 million. Investments at May 31, 2013 of $101.5 million include the cash surrender value of insurance policies of $73.0 million, equity method investments of $27.6 million, and cost method investments of $0.9 million. During fiscal 2013, Cintas sold stock of an equity method investment for a gain of $8.5 million.

Investments are evaluated for impairment on an annual basis or when indicators of impairment exist. For fiscal 2014, 2013, and 2012, no losses due to impairment were recorded.

On April 30, 2014, Cintas completed its previously announced partnership transaction with the shareholders of Shred-it to combine Cintas’ document destruction business with Shred-it’s document destruction business. Under the agreement, Cintas and Shred-it each contributed its document destruction business to a newly formed partnership owned 42% by Cintas. The resulting equity method investment (Level 3) in Shred-it was initially recorded at fair value at $339.4 million derived with a primary reliance upon the income approach utilizing various discounted cash flow models. Fair value was determined by an independent valuation specialist. Management ultimately oversees the independent valuation specialist to ensure that the transaction-specific assumptions are appropriate for Cintas. The following table details quantitative information about significant unobservable inputs used in the initial valuation of Cintas' investment in Shred-it:

				Range
(Dollars in millions)	Fair Value at April 30, 2014	Valuation Technique	Input	Low	High
Equity method investment - Shred-it	$339.4	Discounted Cash Flow	EBITDA Margin	20.0%	22.0%
			Ratio of capital expenditures to revenues	4.5%	5.5%
			Long-term revenue growth	1.5%	2.0%
			WACC Rate	9.0%	9.0%

5.  Goodwill, Service Contracts and Other Assets
Changes in the carrying amount of goodwill and service contracts for the fiscal years ended May 31, 2014 and 2013, by operating segment, are as follows:

Goodwill (in thousands)	Rental Uniforms & Ancillary Products	Uniform Direct Sales	First Aid, Safety & Fire Protection	Document Management	Total

Balance as of June 1, 2012	$944,449	$23,968	$192,465	$324,493	$1,485,375
Goodwill acquired	—	—	24,524	7,616	32,140
Foreign currency translation	(124)	(26)	—	195	45
Balance as of May 31, 2013	$944,325	$23,942	$216,989	$332,304	$1,517,560
Goodwill acquired	—	—	4,922	8,794	13,716
Shredding transaction	—	—	—	(265,487)	(265,487)
Foreign currency translation	(809)	(37)	—	2,468	1,622
Balance as of May 31, 2014	$943,516	$23,905	$221,911	$78,079	$1,267,411

The amount of goodwill impacted by the shredding transaction was determined based upon the relative fair value of businesses within the Document Management Services operating segment.

Service Contracts (in thousands)	Rental Uniforms & Ancillary Products	Uniform Direct Sales	First Aid, Safety & Fire Protection	Document Management	Total

Balance as of June 1, 2012	$29,156	$—	$29,334	$18,332	$76,822
Service contracts acquired	—	—	11,413	24,670	36,083
Service contracts amortization	(6,002)	—	(7,936)	(6,766)	(20,704)
Foreign currency translation	(19)	—	—	(29)	(48)
Balance as of May 31, 2013	$23,135	$—	$32,811	$36,207	$92,153
Service contracts acquired	—	—	3,149	4,589	7,738
Shredding transaction	—	—	—	(23,990)	(23,990)
Service contracts amortization	(5,961)	—	(7,926)	(6,908)	(20,795)
Foreign currency translation	(3)	—	—	572	569
Balance as of May 31, 2014	$17,171	$—	$28,034	$10,470	$55,675

The amount of service contracts impacted by the shredding transaction was determined by specific identification to the historical shredding business.

Information regarding Cintas' service contracts and other assets is as follows:

	As of May 31, 2014
(In thousands)	Carrying Amount	Accumulated Amortization	Net

Service contracts	$360,634	$304,959	$55,675

Noncompete and consulting agreements	$49,080	$47,036	$2,044
Other	23,826	6,244	17,582
Total	$72,906	$53,280	$19,626

	As of May 31, 2013
(In thousands)	Carrying Amount	Accumulated Amortization	Net

Service contracts	$420,499	$328,346	$92,153

Noncompete and consulting agreements	$77,863	$72,970	$4,893
Other	22,711	4,739	17,972
Total	$100,574	$77,709	$22,865
Amortization expense was $22.6 million, $23.7 million and $38.3 million for the fiscal years ended May 31, 2014, 2013 and 2012, respectively. Estimated amortization expense, excluding any future acquisitions, for each of the next five years is $15.7 million, $11.3 million, $6.7 million, $5.7 million and $5.4 million, respectively.
The decreases in goodwill, service contracts, noncompete and consulting agreements since May 31, 2013 primarily relate to the consummation of the shredding transaction. See Note 9 entitled Acquisitions and Deconsolidation for more information.

6.  Long-Term Debt and Derivatives

(In thousands)	2014	2013

Unsecured term notes due through 2036 at an average rate of 4.6%	$1,300,980	$1,309,166
Less: amounts due within one year	503	8,187
	$1,300,477	$1,300,979

Cintas' senior notes are recorded at cost. The fair value of the senior notes is estimated using level 2 inputs based on general market prices. The carrying value and fair value of Cintas' long-term debt as of May 31, 2014 were $1,301.0 million and $1,421.0 million, respectively, and as of May 31, 2013 were $1,309.2 million and $1,447.1 million, respectively.

Letters of credit outstanding were $85.1 million and $85.8 million at May 31, 2014 and 2013, respectively. Maturities of long-term debt during each of the next five years are $0.5 million, $0.2 million, $250.2 million, $300.1 million and zero, respectively.
Interest paid was $65.9 million, $68.4 million and $62.3 million for the fiscal years ended May 31, 2014, 2013 and 2012, respectively.
Cintas' commercial paper program has a capacity of $300.0 million that is fully supported by a backup revolving credit facility through a credit agreement with its banking group. This revolving credit facility has an accordion feature that allows for a maximum borrowing capacity of $450.0 million. The revolving credit facility was amended on May 29, 2014, to extend the maturity date from October 6, 2016 to May 28, 2019, and to adjust the applicable margin used to calculate the interest payable on any outstanding loans and the facility fee payable under the agreement. No commercial paper or borrowings on our revolving credit facility were outstanding at May 31, 2014 or 2013.
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
Cintas used interest rate lock agreements to hedge against movements in the treasury rates at the time Cintas issued its senior notes in fiscal 2007, fiscal 2008, fiscal 2011 and fiscal 2013. The amortization of the cash flow hedges resulted in an increase to other comprehensive income of $2.0 million, $2.0 million and $1.5 million for the fiscal years ended May 31, 2014, 2013 and 2012, respectively.
To hedge the exposure of movements in the foreign currency rates, Cintas may use foreign currency hedges. These hedges reduce the impact on cash flows from movements in the foreign currency exchange rates. Examples of foreign currency hedge instruments that Cintas may use are average rate options and forward contracts. Cintas had foreign currency forward contracts included in current accrued liabilities of $0.3 million at May 31, 2014, and in accounts receivable of less than $0.1 million at May 31, 2013. These instruments did not impact foreign currency exchange during fiscal 2014 or 2013, and increased foreign currency exchange loss by less than $0.1 million during fiscal 2012.
Cintas has certain covenants related to debt agreements. These covenants limit Cintas' ability to incur certain liens, to engage in sale-leaseback transactions and to merge, consolidate or sell all or substantially all of Cintas' assets. These covenants also require Cintas to maintain certain debt to EBITDA and interest coverage ratios. Cross-default provisions exist between certain debt instruments. Cintas is in compliance with all of the debt covenants for all periods presented. If a default of a significant covenant were to occur, the default could result in an acceleration of the maturity of the indebtedness, impair liquidity and limit the ability to raise future capital.

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
The minimum rental payments under noncancelable lease arrangements for each of the next five years and thereafter are $35.3 million, $30.2 million, $24.3 million, $20.1 million, $14.3 million and $60.4 million, respectively.
Rent expense under operating leases during the fiscal years ended May 31, 2014, 2013 and 2012, was $55.7 million, $52.2 million and $48.7 million, respectively.

8.  Income Taxes

(In thousands)	2014	2013	2012

Income before income taxes consist of the following components:
U.S. operations	$595,221	$485,046	$454,811
Foreign operations	12,637	14,862	16,133
	$607,858	$499,908	$470,944

(In thousands)	2014	2013	2012

Income tax expense consists of the following components:
Current:
Federal	$163,140	$109,964	$139,251
State and local	21,328	12,478	17,780
	184,468	122,442	157,031
Deferred	48,948	62,024	16,276
	$233,416	$184,466	$173,307

(In thousands)	2014	2013	2012

Reconciliation of income tax expense using the statutory rate and actual income tax expense is as follows:
Income taxes at the U.S. federal statutory rate	$212,750	$174,968	$164,830
State and local income taxes, net of federal benefit	20,279	12,192	11,876
Other	387	(2,694)	(3,399)
	$233,416	$184,466	$173,307

The components of deferred income taxes included on the consolidated balance sheets are as follows:

(In thousands)	2014	2013

Deferred tax assets:
Allowance for doubtful accounts	$4,835	$5,322
Inventory obsolescence	11,682	12,220
Insurance and contingencies	36,032	33,984
Stock-based compensation	23,890	17,513
Foreign tax credit carry-forward	4,266	5,397
Treasury locks	6,924	8,020
Other	30,526	20,030
	118,155	102,486
Valuation allowance	(13,358)	(12,789)
	104,797	89,697
Deferred tax liabilities:
In service inventory	150,439	131,334
Property	90,155	123,904
Intangibles	81,215	99,267
Investment in partnerships	93,227	4,025
State taxes and other	24,650	18,819
	439,686	377,349
Net deferred tax liability	$334,889	$287,652

On April 30, 2014, Cintas completed its previously announced partnership transaction with the shareholders of Shred-it to combine Cintas' document destruction business with Shred-it's document destruction business. Due to differences in accounting for the book and tax basis in this and other partnerships, a deferred tax liability was recorded. Additionally, Cintas re-characterized the existing deferred tax liabilities associated with the document destruction business assets contributed to the partnership from "Property" and "Intangibles" to "Investment in Partnerships."

Although realization is not assured, management believes it is more likely than not that the recorded deferred tax assets, net of valuation allowances, will be realized.

The progression of the valuation allowance is as follows:

(In thousands)	2014	2013

Balance at beginning of year	$(12,789)	$(9,054)
Additions	(1,701)	(7,391)
Subtractions	1,132	3,656
Balance at end of year	$(13,358)	$(12,789)

Income taxes paid were $172.5 million, $122.2 million and $160.8 million for the fiscal years ended May 31, 2014, 2013 and 2012, respectively.

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

Undistributed earnings of foreign subsidiaries were approximately $172.7 million, $194.0 million and $140.7 million as of May 31, 2014, 2013 and 2012, respectively, for which deferred taxes have not been provided. Such earnings are considered to be permanently reinvested in Cintas' foreign subsidiaries. If such earnings were repatriated, additional tax expense may result. The current calculation of such additional taxes is not practicable.

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
As of May 31, 2014 and 2013, there was $9.7 million and $10.9 million, respectively, in total unrecognized tax benefits, which, if recognized, would favorably impact Cintas' effective tax rate. Cintas recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense in the consolidated statements of income, which is consistent with the recognition of these items in prior reporting periods. The total amount accrued for interest and penalties as of May 31, 2014 and 2013, was $0.7 million and $1.1 million, respectively. Cintas records this tax liability as current and long-term accrued liabilities on the consolidated balance sheets, as appropriate.
In the normal course of business, Cintas provides for uncertain tax positions and the related interest, and adjusts its unrecognized tax benefits and accrued interest accordingly. Unrecognized tax benefits related to continuing operations decreased by $0.2 million, $29.2 million and $55.0 million in fiscal 2014, 2013 and 2012, respectively. Accrued interest decreased by $0.4 million, $0.9 million and $7.1 million in fiscal 2014, 2013 and 2012, respectively.
A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits (exclusive of interest and penalties) is as follows:

(In thousands)

Balance at June 1, 2011	$103,099
Additions for tax positions pf prior years	5,660
Settlements	(5,048)
Change in tax regulations	(57,182)
Statute expirations	(1,998)
Balance at May 31, 2012	$44,531
Additions based on tax positions related to the current year	1,843
Additions for tax positions of prior years	2,960
Change in tax regulations	(33,600)
Statute expirations	(2,025)
Balance at May 31, 2013	$13,709
Additions for tax positions of prior years	2,586
Statute expirations	(1,963)
Settlements	(1,270)
Balance at May 31, 2014	$13,062

On September 13, 2013, the U.S. Department of the Treasury and the Internal Revenue Service released final tangible property regulations under Sections 162(a) and 263(a) regarding amounts paid to improve tangible property and acquire or produce tangible property, as well as proposed regulations regarding the disposition of property. The effective date of the final regulations was extended and will be effective for Cintas' fiscal year ending May 31, 2015. Early adoption is available, and as such, Cintas elected early adoption of the regulations on specific assets (material and supplies) resulting in gross decreases in unrecognized tax benefits of $33.6 million and $57.2 million in fiscal 2013 and 2012, respectively. Cintas continues to review these regulations as they relate to other tangible property but does not believe there will be a material impact on the consolidated financial statements when they are fully adopted.
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

All U.S. federal income tax returns are closed to audit through fiscal 2010. Cintas is currently in advanced stages of various audits in certain foreign jurisdictions and certain domestic states. The years under foreign and domestic state audits cover fiscal years back to 2008. Based on the resolution of the various audits and other potential regulatory developments, it is reasonably possible that the balance of unrecognized tax benefits could decrease by approximately $0.7 million for the fiscal year ended May 31, 2015.

9.  Acquisitions and Deconsolidation
Acquisitions
The purchase price paid for each acquisition has been allocated to the fair value of the assets acquired and liabilities assumed. During fiscal 2014, Cintas acquired three First Aid, Safety and Fire Protection Services operating segment businesses and three Document Management Services operating segment businesses. During fiscal 2013, Cintas acquired three First Aid, Safety and Fire Protection Services operating segment businesses and twelve Document Management Services operating segment businesses.
The following summarizes the aggregate purchase price for all businesses acquired:

(In thousands)	2014	2013

Fair value of tangible assets acquired	$11,415	$7,212
Fair value of service contracts acquired	6,343	34,858
Fair value of other intangibles acquired	924	2,049
Net goodwill recognized	13,865	32,133
Total fair value of assets acquired	32,547	76,252
Fair value of liabilities (settled) assumed and incurred	(894)	6,882
Total cash paid for acquisitions	$33,441	$69,370

The results of operation for the acquired businesses are included in the consolidated statements of income from the dates of acquisition. The proforma revenue, net income and earnings per share information relating to acquired businesses are not presented because they are not significant to Cintas.
Deconsolidation
On April 30, 2014, Cintas completed its previously announced partnership transaction with the shareholders of Shred-it to combine Cintas’ document destruction business with Shred-it’s document destruction business. Under the agreement, Cintas and Shred-it each contributed its document destruction business to a newly formed partnership. The Company realized a $106.4 million gain on deconsolidation of the shredding business, which is primarily related to the remeasurement of retained interest in the shredding business as part of our investment in Shred-it. The gain was computed as follows: the fair value of consideration received of $180.0 million plus the fair value of Cintas' retained non-controlling interest in the partnership of $339.4 million less the carrying amount of the document destruction business of $413.0 million.
As a result of the shredding transaction, the Company recorded an asset impairment charge of $16.1 million and other transaction costs of $28.5 million. The impairment charge was related to the abandonment of information systems assets that were not contributed to the partnership and cannot be used by the Company for other purposes. The other transaction costs consisted of the following: $4.7 million of professional and legal fees; $0.7 million of employee termination benefit costs; $12.4 million of stock compensation expense resulting from the immediate vesting of Cintas stock options and awards of employees contributed to the partnership; a $4.2 million charge for information systems contracts for which no future economic benefit exists; and $6.5 million of incremental profit sharing and employee compensation resulting from the gain net of the impairment charge and other transaction costs.
In conjunction with the partnership agreement, Cintas agreed to provide certain transition services such as information technology and accounting in support of Shred-it for a period not to exceed fifteen months from the April 30, 2014 closing date.

10.  Defined Contribution Plans
Cintas' Partners' Plan ("the Plan") is a non-contributory profit sharing plan and Employee Stock Ownership Plan ("ESOP") for the benefit of substantially all U.S. Cintas employee-partners who have completed one year of service. The Plan also includes a 401(k) savings feature covering substantially all U.S. employee-partners. The amounts of contributions to the Plan and ESOP, as well as the matching contribution to the 401(k), are made at the discretion of the Board of Directors. Total contributions, including Cintas' matching contributions, which approximate cost, were $33.7 million, $28.4 million and $26.0 million for the fiscal years ended May 31, 2014, 2013 and 2012, respectively.
Cintas has a non-contributory deferred profit sharing plan ("DPSP"), which covers substantially all Canadian employee-partners. In addition, a registered retirement savings plan ("RRSP") is offered to those employees. The amounts of contributions to the DPSP, as well as the matching contribution to the RRSP, are made at the discretion of the Board of Directors. Total contributions, which approximate cost, were $1.6 million, $1.4 million and $1.3 million for the fiscal years ended May 31, 2014, 2013 and 2012, respectively.
Cintas has a supplemental executive retirement plan ("SERP") subject to Section 409A of the Internal Revenue Code for the benefit of certain highly compensated Cintas employee-partners. The SERP allows participants to defer the receipt of compensation which would otherwise become payable to them. Matching contributions are made at the discretion of the Board of Directors. Total matching contributions were $6.0 million, $4.7 million and $5.7 million for the fiscal years ended May 31, 2014, 2013 and 2012, respectively.

11.  Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Cintas' common shares:

(In thousands except per share data)	2014	2013	2012

Basic Earnings per Share
Net income	$374,442	$315,442	$297,637
Less: net income allocated to participating securities	3,452	1,896	1,880
Net income allocated to common shareholders	$370,990	$313,546	$295,757
Basic weighted average common shares outstanding	120,377	123,956	129,891

Basic earnings per share	$3.08	$2.53	$2.27

(In thousands except per share data)	2014	2013	2012

Diluted Earnings per Share
Net income	$374,442	$315,442	$297,637
Less: net income allocated to participating securities	3,452	1,896	1,880
Net income allocated to common shareholders	$370,990	$313,546	$295,757
Basic weighted average common shares outstanding	120,377	123,956	129,891
Effect of dilutive securities — employee stock options	1,263	575	142
Diluted weighted average common shares outstanding	121,640	124,531	130,033

Diluted earnings per share	$3.05	$2.52	$2.27
For the fiscal years ended May 31, 2014, 2013 and 2012, options granted to purchase 0.7 million, 0.7 million and 2.0 million shares of Cintas common stock, respectively, were excluded from the computation of diluted earnings per share. The exercise prices of these options were greater than the average market price of the common shares (anti-dilutive).
On October 18, 2011 we announced that the Board of Directors authorized a $500 million share buyback program. This program was completed in April 2014. On July 30, 2013, Cintas announced that the Board of Directors approved an additional share buyback program of $500 million which does not have an expiration date. The following table summarizes the buyback activity by program and fiscal year:

(In thousands except per share data)	2014			2013
Buyback Program	Shares	Avg. Price per Share	Purchase Price	Shares	Avg. Price per Share	Purchase Price

October 18, 2011	3,324	$48.87	$162,460	5,075	$40.97	$207,932
July 30, 2013	3,341	$59.72	$199,500	—	$—	$—
	6,665	$54.31	$361,960	5,075	$40.97	$207,932
In June, 2014, we purchased 0.7 million shares under the July 30, 2013 program at an average price of $62.14 per share for a total purchase price of $45.7 million. Under the July 30, 2013 program, through July 30, 2014 Cintas has purchased a total of 4.1 million shares of Cintas common stock at an average price of $60.15 per share for a total purchase price of $245.2 million.
In addition to the buyback program, Cintas acquired shares of Cintas common stock in trade for employee payroll taxes due on restricted stock awards that vested during the fiscal year. For the fiscal year ended May 31, 2014, Cintas acquired 0.2 million shares at an average price of $50.45 per share for a total purchase price of $8.6 million. For the fiscal year ended May 31, 2013, Cintas acquired 0.2 million shares at an average price of $38.04 per share for a total purchase price of $7.7 million.

12.  Stock-Based Compensation
Under the 2005 Equity Compensation Plan adopted by Cintas in fiscal 2006, Cintas may grant officers and key employee-partners equity compensation in the form of stock options, stock appreciation rights, restricted and unrestricted stock awards, performance awards and other stock unit awards up to an aggregate of 14,000,000 shares of Cintas' common stock. At May 31, 2014, 4,683,607 shares of common stock are reserved for future issuance under the 2005 Equity Compensation Plan. As a result of the shredding transaction, we immediately vested 249,335 options and 71,882 restricted stock awards held by employees contributed to the partnership. The immediate vesting resulted in $12.4 million of additional stock compensation expense for the fiscal year ended May 31, 2014. Total compensation cost for stock-based awards was $44.7 million, $23.3 million and $20.3 million for the fiscal years ended May 31, 2014, 2013 and 2012, respectively. The total income tax benefit recognized in the consolidated income statement for share-based compensation arrangements was $17.2 million, $8.6 million and $7.5 million for the fiscal years ended May 31, 2014, 2013 and 2012, respectively.
Stock Options
Stock options are granted at the fair market value of the underlying common stock on the date of grant. The option terms are determined by the Compensation Committee of the Board of Directors, but no stock option may be exercised later than 10 years after the date of the grant. The option awards generally have 10-year terms with graded vesting in years 3 through 5 based on continuous service during that period. Cintas recognizes compensation expense for these options using the straight-line recognition method over the vesting period.
Except for the options that early vested as a result of the Shredding transaction, the fair value of options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	2014	2013	2012

Risk-free interest rate	2.0%	1.3%	2.4%
Dividend yield	1.7%	1.8%	1.7%
Expected volatility of Cintas' common stock	28.0%	28.0%	28.0%
Expected life of the option in years	7.5	7.5	7.5

The risk-free interest rate is based on U.S. government issues with a remaining term equal to the expected life of the stock options. The determination of expected volatility is based on historical volatility of Cintas' common stock over the period commensurate with the expected term of stock options, as well as other relevant factors. The weighted average expected term was determined based on the historical employee exercise behavior of the options. The weighted-average fair value of stock options granted during fiscal 2014, 2013 and 2012 was $16.18, $9.60 and $9.48, respectively.

The information presented in the following table relates primarily to stock options granted and outstanding under either the 2005 Equity Compensation Plan or under previously adopted plans:

	Shares	Weighted Average Exercise Price

Outstanding, June 1, 2011 (1,945,207 shares exercisable)	7,664,703	$36.12
Granted	1,638,907	36.26
Canceled	(1,591,480)	36.90
Exercised	(103,013)	32.66
Outstanding, May 31, 2012 (2,105,702 shares exercisable)	7,609,117	36.04
Granted	1,722,081	44.67
Canceled	(884,384)	38.69
Exercised	(561,176)	36.44
Outstanding, May 31, 2013 (1,815,795 shares exercisable)	7,885,638	37.60
Granted	2,111,649	61.04
Canceled	(699,314)	42.42
Exercised	(1,272,179)	39.03
Outstanding, May 31, 2014 (1,583,413 shares exercisable)	8,025,794	$43.12

The intrinsic value of stock options exercised was $19.8 million, $3.7 million and $0.6 million for the fiscal years ended May 31, 2014, 2013 and 2012, respectively. The total cash received from employees as a result of employee stock option exercises for the fiscal years ended May 31, 2014, 2013 and 2012 was $41.9 million, $14.8 million and $3.3 million, respectively.
The fair value of stock options vested was $17.7 million, $13.2 million and $12.9 million for the fiscal years ended May 31, 2014, 2013 and 2012, respectively.
The following table summarizes the information related to stock options outstanding at May 31, 2014:

		Outstanding Options		Exercisable Options
Range of Exercise Prices	Number Outstanding	Average Remaining Option Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 20.29 – $ 34.17	1,455,179	5.74	$27.12	658,257	$26.50
34.18 – 37.80	1,256,058	6.51	34.88	146,089	35.72
37.81 – 43.00	1,747,491	6.67	38.57	359,434	40.45
43.01 – 62.12	3,567,066	8.64	55.32	419,633	44.94
$ 20.29 – $ 62.12	8,025,794	7.35	$43.12	1,583,413	$35.40

At May 31, 2014, the aggregate intrinsic value of stock options outstanding and exercisable was $151.3 million and $42.3 million, respectively. The weighted-average remaining contractual term of stock options exercisable is 3.9 years.

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
The information presented in the following table relates to restricted stock awards granted and outstanding under either the 2005 Equity Compensation Plan or under previously adopted plans:

	Shares	Weighted Average Grant Price
Outstanding, unvested grants at June 1, 2011	1,917,382	$28.22
Granted	452,267	35.95
Canceled	(188,685)	30.62
Vested	(291,968)	27.60
Outstanding, unvested grants at May 31, 2012	1,888,996	29.93
Granted	810,453	41.72
Canceled	(73,856)	31.78
Vested	(610,570)	25.40
Outstanding, unvested grants at May 31, 2013	2,015,023	35.97
Granted	661,514	60.66
Canceled	(52,124)	37.95
Vested	(465,635)	28.76
Outstanding, unvested grants at May 31, 2014	2,158,778	$45.04

The remaining unrecognized compensation cost related to unvested stock options and restricted stock at May 31, 2014, was $77.6 million. The weighted-average period of time over which this cost will be recognized is 2.3 years.

13.  Litigation and Other Contingencies
Cintas is subject to legal proceedings, insurance receipts, legal settlements and claims arising from the ordinary course of its business, including personal injury, customer contract, environmental and employment claims. In the opinion of management, the aggregate liability, if any, with respect to such ordinary course of business actions will not have a material adverse effect on the consolidated financial position, consolidated results of operations or consolidated cash flows of Cintas
Cintas records an accrual for legal contingencies when Cintas determines that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. During the fourth quarter of fiscal year 2014, Cintas accrued additional sums, in excess of its other legal contingency accruals, for adverse jury verdicts arising in the ordinary course of its business. The aggregate liability will not materially affect the consolidated financial position, consolidated results of operations or consolidated cash flows of Cintas.
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
The litigation discussed above, if decided or settled adversely to Cintas, may result in liability material to Cintas' consolidated financial condition, consolidated results of operation or consolidated cash flows and could increase costs of operations on an ongoing basis. Any estimated liability relating to these proceedings is not determinable at this time. Cintas may enter into discussions regarding settlement of these and other lawsuits, and may enter into settlement agreements if it believes such settlement is in the best interest of Cintas' shareholders.

14.  Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss), net of tax:

(In thousands)	Foreign Currency	Unrealized Loss on Derivatives	Other	Total

Balance at May 31, 2013	$51,312	$(14,339)	$1,150	$38,123
Other comprehensive loss before reclassifications	(9,787)	(228)	(1,632)	(11,647)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1,952	—	1,952
Net current period other comprehensive (loss) income	(9,787)	1,724	(1,632)	(9,695)
Balance at May 31, 2014	$41,525	$(12,615)	$(482)	$28,428

The following table summarizes the reclassifications out of accumulated other comprehensive income (loss) during fiscal 2014:

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

Details about Accumulated Other Comprehensive Income (Loss) Components (In thousands)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line in the Consolidated Condensed Statements of Income

Amortization of interest rate locks	$(3,130)	Interest expense
Tax benefit	1,178	Income taxes
Amortization of interest rate locks, net of tax	$(1,952)	Net of tax

15.  Operating Segment Information
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
On April 30, 2014, Cintas completed its previously announced partnership transaction with the shareholders of Shred-it to combine Cintas’ document destruction business with Shred-it’s document destruction business. Cintas' document destruction business represented approximately 76%, 80%, and 70% of Cintas' Document Management Services operating segment's assets, revenue, and income before income taxes, respectively, as of and for the quarter ended February 28, 2014. Please see Note 9 entitled Acquisitions and Deconsolidation for additional information on the transaction.

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

(In thousands)	Rental Uniforms & Ancillary Products	Uniform Direct Sales	First Aid, Safety & Fire Protection	Document Management	Corporate	Total
May 31, 2014
Revenue	$3,223,930	$455,485	$514,429	$357,968	$—	$4,551,812
Gross margin	$1,394,503	$130,018	$225,238	$164,627	$—	$1,914,386
Selling and admin. expenses	887,444	83,309	176,286	155,713	—	1,302,752
Gain on deconsolidation of Shredding, net of impairment charges and other transaction costs	—	—	—	61,817	—	61,817
Interest expense, net	—	—	—	—	65,593	65,593
Income before income taxes	$507,059	$46,709	$48,952	$70,731	$(65,593)	$607,858
Depreciation and amortization	$117,869	$8,307	$21,113	$43,573	$—	$190,862
Capital expenditures	$94,190	$2,482	$14,512	$34,396	$—	$145,580
Total assets	$2,875,014	$142,033	$422,015	$510,102	$513,288	$4,462,452

May 31, 2013
Revenue	$3,044,587	$461,328	$460,592	$349,964	$—	$4,316,471
Gross margin	$1,288,290	$134,985	$199,314	$164,478	$—	$1,787,067
Selling and admin. expenses	835,249	81,739	156,232	148,636	—	1,221,856
Interest expense, net	—	—	—	—	65,303	65,303
Income before income taxes	$453,041	$53,246	$43,082	$15,842	$(65,303)	$499,908
Depreciation and amortization	$116,867	$8,049	$20,832	$43,629	$—	$189,377
Capital expenditures	$140,327	$6,908	$11,809	$37,442	$—	$196,486
Total assets	$2,830,941	$152,551	$398,614	$605,573	$357,953	$4,345,632

May 31, 2012
Revenue	$2,912,261	$433,994	$415,703	$340,042	$—	$4,102,000
Gross margin	$1,263,710	$129,614	$178,465	$166,819	$—	$1,738,608
Selling and admin. expenses	834,210	80,577	143,338	140,856	—	1,198,981
Interest expense, net	—	—	—	—	68,683	68,683
Income before income taxes	$429,500	$49,037	$35,127	$25,963	$(68,683)	$470,944
Depreciation and amortization	$121,842	$7,087	$19,641	$45,595	$—	$194,165
Capital expenditures	$107,152	$5,161	$15,264	$33,225	$—	$160,802
Total assets	$2,770,491	$136,478	$362,128	$556,784	$339,825	$4,165,706

16.  Quarterly Financial Data (Unaudited)
The following is a summary of the results of operation for each of the quarters within the fiscal years ended May 31, 2014 and 2013:

May 31, 2014 (in thousands) (1)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue	$1,120,343	$1,143,753	$1,130,237	$1,157,479
Gross margin	$465,980	$476,919	$479,125	$492,362
Net income	$77,754	$84,862	$84,602	$127,224
Basic earnings per share	$0.63	$0.71	$0.70	$1.04
Diluted earnings per share	$0.63	$0.70	$0.69	$1.03
Weighted average number of shares outstanding	122,130	119,907	119,913	119,541

May 31, 2013 (in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue	$1,051,325	$1,060,386	$1,075,674	$1,129,086
Gross margin	$445,875	$432,036	$441,941	$467,215
Net income	$76,733	$78,027	$74,705	$85,977
Basic earnings per share	$0.61	$0.63	$0.60	$0.69
Diluted earnings per share	$0.60	$0.63	$0.60	$0.69
Weighted average number of shares outstanding	126,110	124,185	123,120	122,392

(1) On April 30, 2014, Cintas completed its previously announced partnership transaction with the shareholders of Shred-it to combine Cintas’ document destruction business with Shred-it’s document destruction business. Under the agreement, Cintas and Shred-it each contributed its document destruction business to a newly formed partnership owned 42% by Cintas and 58% by the shareholders of Shred-it. The deconsolidation of the document destruction business negatively impacted fiscal 2014 fourth quarter revenue. In the fourth quarter of fiscal 2014, the Company realized a $106.4 million gain on deconsolidation of the shredding business. In addition, as a result of the shredding transaction, the Company recorded an asset impairment charge of $16.1 million in the fourth quarter of fiscal 2014. The Company also recorded transaction costs of $28.5 million, of which $2.2 million was recorded in the third quarter and $26.3 million was recorded in the fourth quarter. Please see Note 9 entitled Acquisitions and Deconsolidation for additional information on the transaction.

17.  Supplemental Guarantor Information
Cintas Corporation No. 2 ("Corp. 2") is the indirectly, wholly-owned principal operating subsidiary of Cintas. Corp. 2 is the issuer of the $1,300.0 million of long-term senior notes, which are unconditionally guaranteed, jointly and severally, by Cintas Corporation and its wholly-owned, direct and indirect domestic subsidiaries.
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
Condensed consolidating financial statements for Cintas, Corp. 2, the subsidiary guarantors and non-guarantors are presented on the following pages:
Condensed Consolidating Income Statement

Year Ended May 31, 2014 (in thousands)	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Rental uniforms and ancillary products	$—	$2,460,666	$663,512	$220,969	$(121,217)	$3,223,930
Other services	—	1,637,193	31,512	131,581	(472,404)	1,327,882
Equity in net income of affiliates	374,442	—	—	—	(374,442)	—
	374,442	4,097,859	695,024	352,550	(968,063)	4,551,812
Costs and expenses (income):
Cost of rental uniforms and ancillary products	—	1,520,893	417,388	153,726	(262,580)	1,829,427
Cost of other services	—	1,056,366	(14,261)	80,385	(314,491)	807,999
Selling and administrative expenses	—	1,303,186	(83,763)	101,432	(18,103)	1,302,752
Shredding transaction asset impairment charge	—	—	16,143	—	—	16,143
Shredding transaction costs	—	—	28,481	—	—	28,481
Operating income	374,442	217,414	331,036	17,007	(372,889)	567,010

Gain (loss) on Shredding deconsolidation	—	111,661	—	(5,220)	—	106,441

Interest income	—	(43)	(178)	(15,279)	15,271	(229)
Interest expense (income)	—	66,461	(635)	(4)	—	65,822

Income before income taxes	374,442	262,657	331,849	27,070	(388,160)	607,858
Income taxes	—	100,394	126,840	6,261	(79)	233,416

Net income	$374,442	$162,263	$205,009	$20,809	$(388,081)	$374,442

Condensed Consolidating Income Statement

Year Ended May 31, 2013 (in thousands)	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Rental uniforms and ancillary products	$—	$2,314,386	$616,726	$220,946	$(107,471)	$3,044,587
Other services	—	1,587,000	31,210	124,234	(470,560)	1,271,884
Equity in net income of affiliates	315,442	—	—	—	(315,442)	—
	315,442	3,901,386	647,936	345,180	(893,473)	4,316,471
Costs and expenses (income):
Cost of rental uniforms and ancillary products	—	1,454,791	392,134	155,490	(246,118)	1,756,297
Cost of other services	—	1,016,074	(12,694)	77,103	(307,376)	773,107
Selling and administrative expenses	—	1,210,755	(66,640)	97,646	(19,905)	1,221,856
Operating income	315,442	219,766	335,136	14,941	(320,074)	565,211

Interest income	—	(40)	(272)	(28,334)	28,237	(409)
Interest expense (income)	—	66,584	(875)	3	—	65,712

Income before income taxes	315,442	153,222	336,283	43,272	(348,311)	499,908
Income taxes	—	54,474	119,556	10,479	(43)	184,466

Net income	$315,442	$98,748	$216,727	$32,793	$(348,268)	$315,442

Condensed Consolidating Income Statement

Year Ended May 31, 2012 (in thousands)	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Rental uniforms and ancillary products	$—	$2,233,085	$574,950	$210,683	$(106,457)	$2,912,261
Other services	—	1,488,163	28,660	117,791	(444,875)	1,189,739
Equity in net income of affiliates	297,637	—	—	—	(297,637)	—
	297,637	3,721,248	603,610	328,474	(848,969)	4,102,000
Costs and expenses (income):
Cost of rental uniforms and ancillary products	—	1,386,320	362,803	145,293	(245,865)	1,648,551
Cost of other services	—	955,148	(13,649)	73,130	(299,788)	714,841
Selling and administrative expenses	—	1,184,888	(69,882)	(145,953)	229,928	1,198,981
Operating income	297,637	194,892	324,338	256,004	(533,244)	539,627

Interest income	—	(111,631)	(589)	(190,345)	300,623	(1,942)
Interest expense (income)	—	72,212	(1,543)	(44)	—	70,625

Income before income taxes	297,637	234,311	326,470	446,393	(833,867)	470,944
Income taxes	—	68,752	95,793	8,814	(52)	173,307

Net income	$297,637	$165,559	$230,677	$437,579	$(833,815)	$297,637

Condensed Consolidating Statement of Comprehensive Income

Year Ended May 31, 2014 (in thousands)	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$374,442	$162,263	$205,009	$20,809	$(388,081)	$374,442

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	—	—	—	(9,787)	—	(9,787)
Change in fair value of derivatives	—	—	—	(228)	—	(228)
Amortization of interest rate lock agreements	—	1,952	—	—	—	1,952
Other	—	—	(1,629)	(3)	—	(1,632)

Other comprehensive income (loss)	—	1,952	(1,629)	(10,018)	—	(9,695)

Comprehensive income	$374,442	$164,215	$203,380	$10,791	$(388,081)	$364,747

Condensed Consolidating Statement of Comprehensive Income

Year Ended May 31, 2013 (in thousands)	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$315,442	$98,748	$216,727	$32,793	$(348,268)	$315,442

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	—	(12)	—	(1,075)	—	(1,087)
Change in fair value of derivatives	—	(187)	—	—	—	(187)
Amortization of interest rate lock agreements	—	1,952	—	—	—	1,952
Other	—	—	782	—	—	782

Other comprehensive income (loss)	—	1,753	782	(1,075)	—	1,460

Comprehensive income	$315,442	$100,501	$217,509	$31,718	$(348,268)	$316,902

Condensed Consolidating Statement of Comprehensive Income

Year Ended May 31, 2012 (in thousands)	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$297,637	$165,559	$230,677	$437,579	$(833,815)	$297,637

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	—	(18)	—	(17,797)	—	(17,815)
Change in fair value of derivatives	—	(5,604)	—	318	—	(5,286)
Amortization of interest rate lock agreements	—	1,508	—	—	—	1,508
Other	—	—	(575)	24	—	(551)

Other comprehensive loss	—	(4,114)	(575)	(17,455)	—	(22,144)

Comprehensive income	$297,637	$161,445	$230,102	$420,124	$(833,815)	$275,493

Condensed Consolidating Balance Sheet

As of May 31, 2014 (in thousands)	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Assets
Current assets:
Cash and cash equivalents	$—	$73,540	$399,525	$40,223	$—	$513,288
Accounts receivable, net	—	366,629	97,869	43,929	—	508,427
Inventories, net	—	215,974	20,745	9,650	4,870	251,239
Uniforms and other rental items in service	—	374,666	112,467	38,240	(18,836)	506,537
Income taxes, current	—	1,549	(1,549)	—	—	—
Prepaid expenses and other current assets	—	7,058	14,752	4,380	—	26,190
Total current assets	—	1,039,416	643,809	136,422	(13,966)	1,805,681

Property and equipment, at cost, net	—	533,665	225,677	96,360	—	855,702
Investments	321,083	2,081,094	893,647	1,015,343	(3,852,810)	458,357
Goodwill	—	—	1,211,716	55,807	(112)	1,267,411
Service contracts, net	—	51,248	53	4,374	—	55,675
Other assets, net	1,378,100	8,900	2,189,527	9,044	(3,565,945)	19,626
	$1,699,183	$3,714,323	$5,164,429	$1,317,350	$(7,432,833)	$4,462,452

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$(465,247)	$(545,526)	$1,092,545	$30,281	$38,017	$150,070
Accrued compensation and related liabilities	—	56,581	22,590	5,855	—	85,026
Accrued liabilities	—	79,614	208,983	11,876	(746)	299,727
Income taxes, current	—	—	4,915	1,045	—	5,960
Deferred tax (asset) liability	—	(510)	80,575	8,780	—	88,845
Long-term debt due within one year	—	773	(270)	—	—	503
Total current liabilities	(465,247)	(409,068)	1,409,338	57,837	37,271	630,131

Long-term liabilities:
Long-term debt due after one year	—	1,309,611	(10,380)	500	746	1,300,477
Deferred income taxes	—	(6)	251,924	(5,874)	—	246,044
Accrued liabilities	—	—	92,069	873	—	92,942
Total long-term liabilities	—	1,309,605	333,613	(4,501)	746	1,639,463
Total shareholders' equity	2,164,430	2,813,786	3,421,478	1,264,014	(7,470,850)	2,192,858
	$1,699,183	$3,714,323	$5,164,429	$1,317,350	$(7,432,833)	$4,462,452

Condensed Consolidating Balance Sheet

As of May 31, 2013 (in thousands)	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Assets
Current assets:
Cash and cash equivalents	$—	$54,511	$247,070	$50,692	$—	$352,273
Marketable securities	—	—	5,680	—	—	5,680
Accounts receivable, net	—	355,429	96,569	44,051	—	496,049
Inventories, net	—	201,260	25,584	10,342	3,254	240,440
Uniforms and other rental items in service	—	363,662	113,024	38,917	(18,851)	496,752
Income taxes, current	—	4,172	3,437	1,493	—	9,102
Prepaid expenses and other current assets	—	7,450	12,909	4,171	—	24,530
Total current assets	—	986,484	504,273	149,666	(15,597)	1,624,826

Property and equipment, at cost, net	—	631,480	259,586	95,637	—	986,703
Investments	321,083	1,614,354	879,861	760,489	(3,474,262)	101,525
Goodwill	—	—	1,449,445	68,115	—	1,517,560
Service contracts, net	—	88,157	166	3,830	—	92,153
Other assets, net	1,377,039	13,151	1,818,336	8,414	(3,194,075)	22,865
	$1,698,122	$3,333,626	$4,911,667	$1,086,151	$(6,683,934)	$4,345,632

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$(465,247)	$(561,454)	$1,084,986	$24,728	$38,016	$121,029
Accrued compensation and related liabilities	—	54,591	17,642	5,817	—	78,050
Accrued liabilities	—	67,490	193,261	11,837	(767)	271,821
Deferred tax (asset) liability	—	(534)	68,765	8,938	—	77,169
Long-term debt due within one year	—	8,436	(249)	—	—	8,187
Total current liabilities	(465,247)	(431,471)	1,364,405	51,320	37,249	556,256

Long-term liabilities:
Long-term debt due after one year	—	1,310,384	(11,020)	848	767	1,300,979
Deferred income taxes	—	(6)	216,368	(5,879)	—	210,483
Accrued liabilities	—	—	75,571	851	—	76,422
Total long-term liabilities	—	1,310,378	280,919	(4,180)	767	1,587,884
Total shareholders' equity	2,163,369	2,454,719	3,266,343	1,039,011	(6,721,950)	2,201,492
	$1,698,122	$3,333,626	$4,911,667	$1,086,151	$(6,683,934)	$4,345,632

Condensed Consolidating Statement of Cash Flows

Year Ended May 31, 2014 (in thousands)	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Cash flows from operating activities:
Net income	$374,442	$162,263	$205,009	$20,809	$(388,081)	$374,442
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	—	110,100	44,856	13,264	—	168,220
Amortization of intangible assets	—	20,547	153	1,942	—	22,642
Stock-based compensation	29,875	—	—	—	—	29,875
Gain on deconsolidation of Shredding	—	(111,661)	—	5,220	—	(106,441)
Shredding transaction asset impairment charge	—	—	16,143	—	—	16,143
Shredding transaction costs	—	—	26,057	—	—	26,057
Deferred income taxes	—	(2)	47,373	(262)	—	47,109
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	—	(53,053)	(1,300)	(1,878)	—	(56,231)
Inventories, net	—	(14,735)	4,839	450	(1,616)	(11,062)
Uniforms and other rental items in service	—	(11,004)	557	(973)	(15)	(11,435)
Prepaid expenses	—	(386)	(1,844)	53	—	(2,177)
Accounts payable	—	25,573	23,246	(18,374)	1	30,446
Accrued compensation and related liabilities	—	5,778	4,947	206	—	10,931
Accrued liabilities	—	50,008	4,897	(689)	21	54,237
Income taxes, current	—	2,621	9,902	2,690	—	15,213
Net cash provided by operating activities	404,317	186,049	384,835	22,458	(389,690)	607,969

Cash flows from investing activities:
Capital expenditures	—	(123,978)	(9,591)	(12,011)	—	(145,580)
Proceeds from redemption of marketable securities	—	—	5,659	48,537	—	54,196
Purchase of marketable securities and investments	—	(152,913)	(242,956)	(48,537)	378,548	(65,858)
Proceeds from Shredding transaction, net of cash contributed	—	180,000	—	(641)	—	179,359
Acquisitions of businesses, net of cash acquired	—	(13,199)	—	(20,242)	—	(33,441)
Other	13,783	(50,446)	8,108	12,173	11,163	(5,219)
Net cash provided by (used in) investing activities	13,783	(160,536)	(238,780)	(20,721)	389,711	(16,543)

Cash flows from financing activities:
Proceeds from the issuances of debt	—	—	(2,445)	2,445	—	—
Repayment of debt	—	(8,436)	(106)	376	(21)	(8,187)
Proceeds from exercise of stock-based compensation awards	41,902	—	—	—	—	41,902
Dividends paid	(93,293)	—	—	(27)	—	(93,320)
Repurchase of common stock	(370,599)	—	—	—	—	(370,599)
Other	3,890	1,952	8,951	(14,324)	—	469
Net cash (used in) provided by financing activities	(418,100)	(6,484)	6,400	(11,530)	(21)	(429,735)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(676)	—	(676)
Net increase (decrease) in cash and cash equivalents	—	19,029	152,455	(10,469)	—	161,015
Cash and cash equivalents at beginning of period	—	54,511	247,070	50,692	—	352,273
Cash and cash equivalents at end of period	$—	$73,540	$399,525	$40,223	$—	$513,288

Condensed Consolidating Statement of Cash Flows

Year Ended May 31, 2013 (in thousands)	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Cash flows from operating activities:
Net income	$315,442	$98,748	$216,727	$32,793	$(348,268)	$315,442
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	—	16,647	135,345	13,672	—	165,664
Amortization of intangible assets	—	21,077	200	2,436	—	23,713
Stock-based compensation	23,310	—	—	—	—	23,310
Deferred income taxes	—	—	53,916	(5,893)	—	48,023
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	—	(25,206)	(15,326)	(2,172)	—	(42,704)
Inventories, net	—	9,034	(5,292)	626	6,629	10,997
Uniforms and other rental items in service	—	(26,364)	(11,590)	(4,077)	(2,148)	(44,179)
Prepaid expenses	—	507	(3,620)	(168)	—	(3,281)
Accounts payable	—	(55,802)	75,034	5,794	(3)	25,023
Accrued compensation and related liabilities	—	(9,206)	(3,977)	22	—	(13,161)
Accrued liabilities	—	(5,416)	38,099	(829)	19	31,873
Income taxes, current	—	1,110	206	10,712	—	12,028
Net cash provided by operating activities	338,752	25,129	479,722	52,916	(343,771)	552,748

Cash flows from investing activities:
Capital expenditures	—	(39,975)	(131,208)	(25,303)	—	(196,486)
Proceeds from redemption of marketable securities	—	—	13,899	147,579	—	161,478
Purchase of marketable securities and investments	—	(683)	(31,075)	(158,378)	11,672	(178,464)
Acquisitions of businesses, net of cash acquired	—	(67,431)	112	(2,051)	—	(69,370)
Other	(60,918)	58,589	(315,519)	(15,609)	332,118	(1,339)
Net cash used in investing activities	(60,918)	(49,500)	(463,791)	(53,762)	343,790	(284,181)

Cash flows from financing activities:
Proceeds from the issuance of debt	—	250,000	638	(638)	—	250,000
Repayment of debt	—	(225,866)	445	(196)	(19)	(225,636)
Proceeds from exercise of stock-based compensation awards	14,807	—	—	—	—	14,807
Dividends paid	(79,723)	—	—	(21)	—	(79,744)
Repurchase of common stock	(215,681)	—	—	—	—	(215,681)
Other	2,763	(3,989)	769	653	—	196
Net cash (used in) provided by financing activities	(277,834)	20,145	1,852	(202)	(19)	(256,058)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(61)	—	(61)
Net (decrease) increase in cash and cash equivalents	—	(4,226)	17,783	(1,109)	—	12,448
Cash and cash equivalents at beginning of period	—	58,737	229,287	51,801	—	339,825
Cash and cash equivalents at end of period	$—	$54,511	$247,070	$50,692	$—	$352,273

Condensed Consolidating Statement of Cash Flows

Year Ended May 31, 2012 (in thousands)	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Cash flows from operating activities:
Net income	$297,637	$165,559	$230,677	$437,579	$(833,815)	$297,637
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	—	102,613	40,613	12,605	—	155,831
Amortization of intangible assets	—	33,114	393	4,827	—	38,334
Stock-based compensation	20,312	—	—	—	—	20,312
Deferred income taxes	—	—	56,411	316	—	56,727
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	—	(15,280)	(4,985)	(3,996)	—	(24,261)
Inventories, net	—	(5,635)	4,685	1,590	(2,970)	(2,330)
Uniforms and other rental items in service	—	(34,401)	(19,286)	(1,477)	(5,115)	(60,279)
Prepaid expenses	—	(2,154)	950	(292)	—	(1,496)
Accounts payable	—	(143,189)	661,243	(530,611)	—	(12,557)
Accrued compensation and related liabilities	—	8,659	1,466	1,500	—	11,625
Accrued liabilities	—	16,929	(30,586)	(6,732)	18	(20,371)
Income taxes, current	—	(4,357)	4,712	10,335	—	10,690
Net cash provided by (used in) operating activities	317,949	121,858	946,293	(74,356)	(841,882)	469,862

Cash flows from investing activities:
Capital expenditures	—	(116,954)	(26,270)	(17,578)	—	(160,802)
Proceeds from redemption of marketable securities	—	—	—	665,016	—	665,016
Purchase of marketable securities and investments	—	(2,740)	(416,100)	(579,654)	412,839	(585,655)
Acquisitions of businesses, net of cash acquired	—	(19,323)	(65)	(5,476)	—	(24,864)
Other	141,350	20,090	(588,518)	28	429,061	2,011
Net cash provided by (used in) investing activities	141,350	(118,927)	(1,030,953)	62,336	841,900	(104,294)

Cash flows from financing activities:
Proceeds from the issuance of debt	—	—	(786)	—	786	—
Repayment of debt	—	(843)	324	—	(804)	(1,323)
Proceeds from exercise of stock-based compensation awards	3,341	—	—	—	—	3,341
Dividends paid	(70,800)	—	—	(20)	—	(70,820)
Repurchase of common stock	(392,328)	—	—	—	—	(392,328)
Other	488	1,508	(574)	(867)	—	555
Net cash (used in) provided by financing activities	(459,299)	665	(1,036)	(887)	(18)	(460,575)

Effect of exchange rate changes on cash and cash equivalents	—	184	1,700	(5,158)	—	(3,274)
Net increase (decrease) in cash and cash equivalents	—	3,780	(83,996)	(18,065)	—	(98,281)
Cash and cash equivalents at beginning of period	—	54,957	313,283	69,866	—	438,106
Cash and cash equivalents at end of period	$—	$58,737	$229,287	$51,801	$—	$339,825

18.  Subsequent Event
On June 30, 2014, Cintas sold stock in an equity method investment. In conjunction with the sale, Cintas received a cash dividend. Total cash received from the transaction was $35.2 million. The Company estimates that the sale will result in the recording of a gain, net of taxes, of approximately $13.6 million. This gain will be recorded in the Company's first quarter, fiscal 2015 results.

Item 9.  Changes in and Disagreements with
Accountants on Accounting and Financial Disclosure
None.

Item 9A.  Controls and Procedures
Disclosure Controls and Procedures
With the participation of Cintas' management, including Cintas' Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, Cintas has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of May 31, 2014. Based on such evaluation, Cintas' management, including Cintas' Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, have concluded that Cintas' disclosure controls and procedures were effective as of May 31, 2014, in ensuring (i) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is accumulated and communicated to Cintas' management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Internal Control over Financial Reporting
Management's Report on Internal Control over Financial Reporting and the Report of Ernst & Young LLP, Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this Annual Report on Form 10-K and are incorporated by reference herein.
There were no changes in Cintas' internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended May 31, 2014, that have materially affected, or are reasonably likely to materially affect, Cintas' internal control over financial reporting.

Item 9B.  Other Information
None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance
The information required under this item is incorporated herein by reference to the material contained in Cintas' definitive proxy statement for the 2014 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the close of the fiscal year (the "Proxy Statement").

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
The following table provides information about Cintas' common stock that may be issued under Cintas' equity compensation plans as of May 31, 2014.
Equity Compensation Plan Information

Plan category	Number of shares to be issued upon exercise of outstanding options (1)	Weighted average exercise price of outstanding options (1)	Number of shares remaining available for future issuance under equity compensation plans

Equity compensation plans approved by shareholders	8,025,794	$43.12	4,683,607
Equity compensation plans not approved by shareholders	—	—	—
Total	8,025,794	$43.12	4,683,607

(1) Excludes 2,158,778 unvested restricted stock units.

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

For each of the three years in the period ended May 31, 2014.

Schedule II: Valuation and Qualifying Accounts and Reserves.

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto.

(a) (3)		Exhibits.

All documents referenced below were filed pursuant to the Exchange Act by Cintas Corporation, file number 000-11399, unless otherwise noted.

Exhibit Number		Description of Exhibit
2.1	***
JV Framework Agreement, dated March 18, 2014, by and among Cintas Corporation No.2, CC Shredding Holdco LLC and CC Dutch Shredding Holdco BV, each a wholly owned subsidiary of Cintas, and Shred-It International Inc., Boost JV LP, Boost Holdings LP and Boost GP Corp (Incorporated by reference to Exhibit 2.1 to Cintas' Current Report on Form 8-K dated March 19, 2014)

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

10.7
Sixth Amendment Agreement to the Credit Agreement dated as of May 28, 2004, dated as of May 29, 2014 (Incorporated by reference to Exhibit 2.1 to Cintas' Current Report on Form 8-K dated May 30, 2014.)

10.8	*	Incentive Stock Option Plan (Incorporated by reference to Cintas' Registration Statement No. 33-23228 on Form S-8 filed under the Securities Act of 1933.)

10.9	*	Partners' Plan, as Amended (Incorporated by reference to Cintas' Registration Statement No. 33-56623 on Form S-8 filed under the Securities Act of 1933.)

10.10	*	1999 Cintas Corporation Stock Option Plan (Incorporated by reference to Cintas' Form 10-Q for the quarter ended November 30, 2000.)

10.11	*	Directors' Deferred Compensation Plan (Incorporated by reference to Cintas' Form 10-Q for the quarter ended November 30, 2001.)

10.12	*	Amended and Restated 2003 Directors' Stock Option Plan (Incorporated by reference to Cintas' Form 10-K for the year ended May 31, 2004.)

10.13	*
Form of agreement signed by Officers, General/Branch Managers, Professionals and Key Managers, including Executive Officers (Incorporated by reference to Cintas' Form 10-Q for the quarter ended February 28, 2005.)

10.14	*	President and CEO Executive Compensation Plan (Incorporated by reference to Cintas' Form 10-K for the year ended May 31, 2005.)

10.15	*	2006 Executive Incentive Plan (Incorporated by reference to Cintas' Form 10-K for the year ended May 31, 2005.)

10.16	*	2005 Equity Compensation Plan (Incorporated by reference to Cintas' Definitive Proxy Statement on Schedule 14A filed on September 1, 2005.)

10.17	*	Criteria for Performance Evaluation of the President and CEO (Incorporated by reference to Cintas' Form 10-K for the year ended May 31, 2006.)

10.18	*	2007 Executive Incentive Plan (Incorporated by reference to Cintas' Form 10-K for the year ended May 31, 2006.)

10.19	*	Amendment No. 1 to 2005 Equity Compensation Plan (Incorporated by reference to Cintas' Form 10-K for the year ended May 31, 2011.)

10.20	*	Form of Restricted Stock Agreement (Incorporated by reference to Cintas' Form 10-K for the year ended May 31, 2011.)

10.21	*	Amendment No. 2 to Cintas Corporation 2005 Equity Compensation Plan (Incorporated by reference to Cintas' Form 8-K dated July 27, 2012.)

10.22	*	Form of Restricted Stock Agreement (Incorporated by reference to Cintas' Form 8-K dated July 27, 2012.)

10.23	*	Amendment No. 3 to Cintas Corporation 2005 Equity Compensation Plan (Incorporated by reference to Exhibit 10.4 to Cintas' Current Report on Form 8-K dated October 23, 2013.)

10.24	*	Cintas Corporation Management Incentive Plan (Incorporated by reference to Exhibit 10.5 to Cintas' Current Report on Form 8-K dated October 23, 2013.)

14		Code of Ethics (Incorporated by reference to Cintas' Form 10-K for the year ended May 31, 2004.)

21	**	Subsidiaries of the Registrant

23	**	Consent of Independent Registered Public Accounting Firm

31.1	**	Certification of Principal Executive Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	**	Certification of Principal Financial Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	**	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. § 1350

32.2	**	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. § 1350

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Taxonomy Extension Schema Document

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management compensatory contracts

**	Filed herewith

***	Certain exhibits and schedules have been omitted and Cintas agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted exhibits upon request.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINTAS CORPORATION

By:	/s/	Scott D. Farmer
Scott D. Farmer Chief Executive Officer

DATE SIGNED: July 30, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Capacity	Date

/s/	Robert J. Kohlhepp Robert J. Kohlhepp	Chairman of the Board of Directors	July 30, 2014

/s/	Scott D. Farmer Scott D. Farmer	Chief Executive Officer and Director (Principal Executive Officer)	July 30, 2014

/s/	Ronald W. Tysoe Ronald W. Tysoe	Director	July 30, 2014

/s/	John F. Barrett John F. Barrett	Director	July 30, 2014

/s/	James J. Johnson James J. Johnson	Director	July 30, 2014

/s/	William C. Gale William C. Gale	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	July 30, 2014

Cintas Corporation
Schedule II — Valuation and Qualifying Accounts and Reserves

		Additions
(In thousands)	Balance at Beginning of Year	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts	(3) Deductions	Balance at End of Year

Allowance for Doubtful Accounts
May 31, 2012	$17,057	$5,165	$194	$5,399	$17,017
May 31, 2013	$17,017	$2,804	$202	$4,168	$15,855
May 31, 2014	$15,855	$5,607	$(2,965)	$3,591	$14,906

Reserve for Obsolete Inventory
May 31, 2012	$30,717	$4,247	$(1,505)	$4,083	$29,376
May 31, 2013	$29,376	$4,041	$(2,223)	$1,707	$29,487
May 31, 2014	$29,487	$3,147	$(144)	$1,817	$30,673

(1)
Represents amounts charged to expense to increase reserve for estimated future bad debts or to increase reserve for obsolete inventory. Amounts related to inventory are computed by performing a thorough analysis of future marketability by specific inventory item.

(2)	Represents a change in the appropriate balance sheet reserve due to acquisitions and deconsolidations during the respective period.

(3)
Represents reductions in the balance sheet reserve due to the actual write-off of non-collectible accounts receivable or the physical disposal of obsolete inventory items. These amounts do not impact Cintas' consolidated income statement.

Exhibit Index

2.1	***
JV Framework Agreement, dated March 18, 2014, by and among Cintas Corporation No. 2, CC Shredding Holdco LLC and Dutch Shredding Holdco BV, each a wholly owned subsidiary of Cintas, and Shred-It International Inc., Boost JV LP, Boost Holdings LP and Boost GP Corp (Incorporated by reference to Exhibit 2.1 to Cintas' Current Report on Form 8-K dated March 19, 2014.)

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

10.7
Sixth Amendment Agreement to the Credit Agreement dated as of May 28, 2004, dated as of May 29, 2014 (Incorporated by reference to Exhibit 2.1 to Cintas' Current Report on Form 8-K dated May 30, 2014. )

10.8	*	Incentive Stock Option Plan (Incorporated by reference to Cintas' Registration Statement No. 33-23228 on Form S-8 filed under the Securities Act of 1933.)

10.9	*	Partners' Plan, as Amended (Incorporated by reference to Cintas' Registration Statement No. 33-56623 on Form S-8 filed under the Securities Act of 1933.)

10.10	*	1999 Cintas Corporation Stock Option Plan (Incorporated by reference to Cintas' Form 10-Q for the quarter ended November 30, 2000.)

10.11	*	Directors' Deferred Compensation Plan (Incorporated by reference to Cintas' Form 10-Q for the quarter ended November 30, 2001.)

10.12	*	Amended and Restated 2003 Directors' Stock Option Plan (Incorporated by reference to Cintas' Form 10-K for the year ended May 31, 2004.)

10.13	*
Form of agreement signed by Officers, General/Branch Managers, Professionals and Key Managers, including Executive Officers (Incorporated by reference to Cintas' Form 10-Q for the quarter ended February 28, 2005.)

10.14	*	President and CEO Executive Compensation Plan (Incorporated by reference to Cintas' Form 10-K for the year ended May 31, 2005.)

10.15	*	2006 Executive Incentive Plan (Incorporated by reference to Cintas' Form 10-K for the year ended May 31, 2005.)

10.16	*	2005 Equity Compensation Plan (Incorporated by reference to Cintas' Definitive Proxy Statement on Schedule 14A filed on September 1, 2005.)

10.17	*	Criteria for Performance Evaluation of the President and CEO (Incorporated by reference to Cintas' Form 10-K for the year ended May 31, 2006.)

10.18	*	2007 Executive Incentive Plan (Incorporated by reference to Cintas' Form 10-K dated May 31, 2006.)

10.19	*	Amendment No. 1 to 2005 Equity Compensation Plan (Incorporated by reference to Cintas' Form 10-K for the year ended May 31, 2011.)

10.20	*	Form of Restricted Stock Agreement (Incorporated by reference to Cintas' Form 10-K for the year ended May 31, 2011.)

10.21	*	Amendment No. 2 to Cintas Corporation 2005 Equity Compensation Plan (Incorporated by reference to Cintas' Form 8-K dated July 27, 2012.)

10.22	*	Form of Restricted Stock Agreement (Incorporated by reference to Cintas' Form 8-K dated July 27, 2012.)

10.23	*	Amendment No. 3 to Cintas Corporation 2005 Equity Compensation Plan (Incorporated by reference to Exhibit 10.4 to Cintas' Current Report on Form 8-K dated October 23, 2013.)

10.24	*	Cintas Corporation Management Incentive Plan (Incorporated by reference to Exhibit 10.5 to Cintas' Current Report on Form 8-K dated October 23, 2013.)

14		Code of Ethics (Incorporated by reference to Cintas' Form 10-K for the year ended May 31, 2004.)

21	**	Subsidiaries of the Registrant

23	**	Consent of Independent Registered Public Accounting Firm

31.1	**	Certification of Principal Executive Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	**	Certification of Principal Financial Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	**	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. § 1350

32.2	**	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. § 1350

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Taxonomy Extension Schema Document

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management compensatory contracts

**	Filed herewith

***	Certain exhibits and schedules have been omitted and Cintas agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted exhibits upon request.