Form 10-Q
period 2014-08-31
CINTAS CORP
filed 2014-10-10
CIK 723254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2014

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
Non-Accelerated Filer          (Do not check if a smaller reporting company)

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      No     ✓

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding September 30, 2014
Common Stock, no par value	116,979,108

CINTAS CORPORATION

CINTAS CORPORATION
ITEM 1. FINANCIAL STATEMENTS.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
(In thousands except per share data)

	Three Months Ended
	August 31, 2014	August 31, 2013
Revenue:
Rental uniforms and ancillary products	$856,872	$792,866
Other services	245,205	307,380
	1,102,077	1,100,246
Costs and expenses:
Cost of rental uniforms and ancillary products	470,609	454,731
Cost of other services	153,522	189,420
Selling and administrative expenses	314,458	316,483

Operating income	163,488	139,612

Gain on deconsolidation of Shredding business	6,619	—

Gain on sale of stock of an equity method investment	21,739	—

Interest income	(53)	(68)
Interest expense	16,583	16,523

Income before income taxes	175,316	123,157
Income taxes	65,525	45,759
Income from continuing operations	109,791	77,398
Income from discontinued operations, net of tax	317	356
Net income	$110,108	$77,754

Basic earnings per share:
Continuing operations	$0.94	$0.63
Discontinued operations	—	—
Basic earnings per share	$0.94	$0.63

Diluted earnings per share:
Continuing operations	$0.93	$0.63
Discontinued operations	—	—
Diluted earnings per share	$0.93	$0.63

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended
	August 31, 2014	August 31, 2013

Net income	$110,108	$77,754

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(2,115)	(646)
Change in fair value of derivatives	17	—
Amortization of interest rate lock agreements	488	488
Change in fair value of available-for-sale securities	—	(14)

Other comprehensive loss	(1,610)	(172)

Comprehensive income	$108,498	$77,582

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands except share data)

	August 31, 2014	May 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$581,453	$513,288
Accounts receivable, net	489,211	508,427
Inventories, net	249,817	251,239
Uniforms and other rental items in service	513,615	506,537
Assets held for sale	151,263	—
Prepaid expenses and other current assets	27,590	26,190
Total current assets	2,012,949	1,805,681

Property and equipment, at cost, net	838,493	855,702

Investments	451,897	458,357
Goodwill	1,189,968	1,267,411
Service contracts, net	44,185	55,675
Other assets, net	18,778	19,626
	$4,556,270	$4,462,452

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$141,795	$150,070
Accrued compensation and related liabilities	44,060	85,026
Accrued liabilities	292,548	299,727
Income taxes, current	54,595	5,960
Deferred tax liability	87,842	88,845
Liabilities held for sale	15,171	—
Long-term debt due within one year	—	503
Total current liabilities	636,011	630,131

Long-term liabilities:
Long-term debt due after one year	1,300,000	1,300,477
Deferred income taxes	242,459	246,044
Accrued liabilities	105,826	92,942
Total long-term liabilities	1,648,285	1,639,463

Shareholders’ equity:
Preferred stock, no par value:	—	—
100,000 shares authorized, none outstanding
Common stock, no par value:	294,795	251,753
425,000,000 shares authorized
FY 2015: 177,315,907 issued and 116,991,574 outstanding
FY 2014: 176,378,412 issued and 117,037,784 outstanding
Paid-in capital	123,954	134,939
Retained earnings	4,109,001	3,998,893
Treasury stock:	(2,282,594)	(2,221,155)
FY 2015: 60,324,333 shares
FY 2014: 59,340,628 shares
Accumulated other comprehensive income	26,818	28,428
Total shareholders’ equity	2,271,974	2,192,858
	$4,556,270	$4,462,452
See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	August 31, 2014	August 31, 2013
Cash flows from operating activities:
Net income	$110,108	$77,754
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	35,448	42,571
Amortization of intangible assets	4,206	5,823
Stock-based compensation	12,280	6,984
Gain on deconsolidation of Shredding business	(6,619)	—
Gain on sale of stock of an equity method investment	(21,739)	—
Deferred income taxes	2,108	7,373
Change in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	8,222	(14,903)
Inventories, net	1,377	(5,258)
Uniforms and other rental items in service	(7,112)	(4,150)
Prepaid expenses and other current assets	(5,884)	(7,216)
Accounts payable	(1,325)	2,915
Accrued compensation and related liabilities	(41,262)	(34,777)
Accrued liabilities	10,384	(27,215)
Income taxes, current	48,009	32,658
Net cash provided by operating activities	148,201	82,559

Cash flows from investing activities:
Capital expenditures	(68,050)	(37,462)
Proceeds from redemption of marketable securities	—	35,233
Purchase of marketable securities and investments	(6,981)	(32,941)
Proceeds from Shredding transaction	3,344	—
Proceeds from sale of stock of an equity method investment	29,933	—
Dividends received on equity method investment	5,247	—
Acquisitions of businesses, net of cash acquired	(2,328)	(32,216)
Other, net	16	382
Net cash used in investing activities	(38,819)	(67,004)

Cash flows from financing activities:
Repayment of debt	(180)	(167)
Proceeds from exercise of stock-based compensation awards	13,623	14,085
Repurchase of common stock	(61,439)	(106,977)
Other, net	6,798	4,126
Net cash used in financing activities	(41,198)	(88,933)

Effect of exchange rate changes on cash and cash equivalents	(19)	(225)

Net increase (decrease) in cash and cash equivalents	68,165	(73,603)

Cash and cash equivalents at beginning of period	513,288	352,273

Cash and cash equivalents at end of period	$581,453	$278,670

See accompanying notes.

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1.             Basis of Presentation

The consolidated condensed financial statements of Cintas Corporation (Cintas, the Company, we, us or our) included herein have been prepared by Cintas, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations.  While we believe that the disclosures are adequately presented, it is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2014.  A summary of our significant accounting policies is presented beginning on page 38 of that report.  There have been no material changes in the accounting policies followed by Cintas during the current fiscal year.

Interim results are subject to variations and are not necessarily indicative of the results of operations for a full fiscal year. In the opinion of management, adjustments (which include only normal recurring adjustments) necessary for a fair statement of the consolidated results of the interim periods shown have been made.

Certain prior year amounts have been reclassified to conform with the current year presentation for amounts related to discontinued operations (see Note 12 entitled Discontinued Operations for further information).

On April 30, 2014, Cintas completed its previously announced partnership transaction with the shareholders of Shred-it International Inc. (Shred-it) to combine Cintas’ document destruction, or shredding, business with Shred-it’s document shredding business. Under the agreement, Cintas and Shred-it each contributed its document shredding business to a newly formed partnership (the Shred-it partnership) owned 42% by Cintas and 58% by the shareholders of Shred-it. In conjunction with the partnership agreement, Cintas agreed to provide certain transition services such as information technology and accounting in support of the Shred-it partnership for a period not to exceed fifteen months from the April 30, 2014 closing date.

As disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2014, inventories are valued at the lower of cost (first-in, first-out) or market. Inventory is comprised of the following amounts at:

(In thousands)	August 31, 2014	May 31, 2014

Raw materials	$16,652	$17,984
Work in process	13,835	14,304
Finished goods	219,330	218,951
	$249,817	$251,239

2.             New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, "Revenue from Contracts with Customers (Topic 606)," to clarify revenue recognition principles. This guidance is intended to improve disclosure requirements and enhance the comparability of revenue recognition practices. Improved disclosures under the amended guidance relate to the nature, amount, timing and uncertainty of revenue that is recognized from contracts with customers. This guidance will be effective for reporting periods beginning after December 15, 2016 and will be required to be applied retrospectively. Early application of the amendments in this Update is not permitted. Cintas is currently evaluating the impact that ASU 2014-09 will have on its consolidated condensed financial statements.
In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. ASU 2014-15 defines management's responsibility to assess an entity's ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. This guidance will be effective for all entities in the first annual period ending after December 15, 2016; however, early adoption is permitted. Cintas is currently evaluating the impact that ASU 2014-15 will have on its consolidated condensed financial statements.

No other new accounting pronouncement recently issued or newly effective had or is expected to have a material impact on the Consolidated Condensed Financial Statements.

3.             Fair Value Measurements

All financial instruments that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the consolidated balance sheet date. These financial instruments measured at fair value on a recurring basis are summarized below:

	As of August 31, 2014
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$581,453	$—	$—	$581,453
Total assets at fair value	$581,453	$—	$—	$581,453

Current accrued liabilities	$—	$265	$—	$265
Total liabilities at fair value	$—	$265	$—	$265

	As of May 31, 2014
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$513,288	$—	$—	$513,288
Total assets at fair value	$513,288	$—	$—	$513,288

Current accrued liabilities	$—	$286	$—	$286
Total liabilities at fair value	$—	$286	$—	$286

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

Foreign currency forward contracts were included in current accrued liabilities as of August 31, 2014 and May 31, 2014. The fair value of Cintas' foreign currency forward contracts are based on similar exchange traded derivatives (market approach) and are, therefore, included within Level 2 of the fair value hierarchy.

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
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis as required under GAAP. As a result of the shredding transaction and GAAP requirements, Cintas' equity method investment in the Shred-it partnership was initially measured at fair value. See Note 4 entitled Investments for additional information on the measurement of the investment in the Shred-it partnership.

4.             Investments

Investments at August 31, 2014 of $451.9 million include an equity method investment in the Shred-it partnership of $341.4 million, other equity method investments of $15.5 million, the cash surrender value of insurance policies of $92.8 million and cost method investments of $2.2 million. Investments at May 31, 2014 of $458.4 million include an equity method investment in the Shred-it partnership of $341.4 million, other equity method investments of $29.7 million, the cash surrender value of insurance policies of $86.5 million and cost method investments of $0.8 million.

Investments are evaluated for impairment on an annual basis or when indicators of impairment exist. For the three months ended August 31, 2014 and 2013, no losses due to impairment were recorded.

On April 30, 2014, Cintas completed its previously announced partnership transaction with the shareholders of Shred-it to combine Cintas’ document shredding business with Shred-it’s document shredding business. Under the agreement, Cintas and Shred-it each contributed its document shredding business to a newly formed partnership owned 42% by Cintas. The resulting equity method investment (Level 3) in the Shred-it partnership was initially recorded at fair value at $339.4 million derived with a primary reliance upon the income approach utilizing various discounted cash flow models. Fair value was determined by an independent valuation specialist. Management ultimately oversees the independent valuation specialist to ensure that the transaction-specific assumptions are appropriate for Cintas. The following table details quantitative information about significant unobservable inputs used in the initial valuation of Cintas' investment in the Shred-it partnership:

				Range
(Dollars in millions)	Fair Value at April 30, 2014	Valuation Technique	Input	Low	High
Equity method investment - Shred-it partnership	$339.4	Discounted Cash Flow	EBITDA Margin	20.0%	22.0%
			Ratio of capital expenditures to revenues	4.5%	5.5%
			Long-term revenue growth	1.5%	2.0%
			WACC Rate	9.0%	9.0%
In the three months ended August 31, 2014, Cintas received additional proceeds related to the contribution of the shredding business to the Shred-it partnership. The Company realized a pre-tax gain of $6.6 million as a result of the additional consideration received.
On June 30, 2014, Cintas sold stock in an equity method investment. In conjunction with the sale, Cintas also received a cash dividend of $5.2 million. Total cash received from the transaction was $35.2 million. The sale resulted in the recording of a gain, net of tax, of approximately $13.6 million in the three months ended August 31, 2014. As a result, the Company no longer has the ability to exercise significant influence over the investee. Therefore, effective July 1, 2014, the remaining investment retained by Cintas is accounted for under the cost method.

5.             Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations using the two-class method for amounts attributable to Cintas’ common shares:

	Three Months Ended
(In thousands except per share data)	August 31, 2014	August 31, 2013

Basic Earnings per Share from Continuing Operations
Income from continuing operations	$109,791	$77,398
Less: income from continuing operations allocated to participating securities	613	461
Income from continuing operations available to common shareholders	$109,178	$76,937
Basic weighted average common shares outstanding	116,659	122,130

Basic earnings per share from continuing operations	$0.94	$0.63

	Three Months Ended
(In thousands except per share data)	August 31, 2014	August 31, 2013

Diluted Earnings per Share from Continuing Operations
Income from continuing operations	$109,791	$77,398
Less: income from continuing operations allocated to participating securities	613	461
Income from continuing operations available to common shareholders	$109,178	$76,937
Basic weighted average common shares outstanding	116,659	122,130
Effect of dilutive securities – employee stock options & awards	1,371	762
Diluted weighted average common shares outstanding	118,030	122,892

Diluted earnings per share from continuing operations	$0.93	$0.63

Earnings per share from discontinued operations were less than $0.01 for both the three months ended August 31, 2014 and 2013.

For the both the three months ended August 31, 2014 and 2013, options granted to purchase 0.6 million shares of Cintas common stock were excluded from the computation of diluted earnings per share. The exercise prices of these options were greater than the average market price of the common stock (anti-dilutive).

On July 30, 2013, we announced that the Board of Directors authorized a $500.0 million share buyback program, which does not have an expiration date. For the three months ended August 31, 2014, we purchased 0.8 million shares of Cintas common stock at an average price of $62.17 per share for a total purchase price of $49.7 million. In the period subsequent to August 31, 2014 through October 10, 2014, we did not purchase any shares of Cintas common stock. From the inception of the July 30, 2013 share buyback program through October 10, 2014, Cintas has purchased a total of 4.1 million shares of Cintas common stock at an average price of $60.19 for a total purchase price of $249.2 million. In addition, for the three months ended August 31, 2014, Cintas acquired 0.2 million million shares of Cintas common stock for employee payroll taxes due on restricted stock awards that vested during the three months ended August 31, 2014. These shares were acquired at an average price of $63.72 per share for a total purchase price of $11.7 million.

6.             Goodwill, Service Contracts and Other Assets

As of August 31, 2014, the document imaging and document retention services business is classified as discontinued operations. As a result, goodwill and service contracts related to this business, which were previously included in the Document Management Services operating segment, are included in the Corporate segment. As of August 31, 2014, these assets are reported in assets held for sale on the consolidated condensed balance sheet in accordance with the applicable accounting guidance.

Changes in the carrying amount of goodwill and service contracts for the three months ended August 31, 2014, by operating segment, are as follows:

Goodwill (in thousands)	Rental Uniforms & Ancillary Products	Uniform Direct Sales	First Aid, Safety & Fire Protection	Corporate	Total

Balance as of June 1, 2014	$943,516	$23,905	$221,911	$78,079	$1,267,411
Goodwill acquired	—	—	693	—	693
Amounts reclassed to assets held for sale	—	—	—	(77,200)	(77,200)
Foreign currency translation	(54)	(3)	—	(879)	(936)
Balance as of August 31, 2014	$943,462	$23,902	$222,604	$—	$1,189,968

Service Contracts (in thousands)	Rental Uniforms & Ancillary Products	Uniform Direct Sales	First Aid, Safety & Fire Protection	Corporate	Total

Balance as of June 1, 2014	$17,171	$—	$28,034	$10,470	$55,675
Service contracts acquired	—	—	2,149	227	2,376
Service contracts amortization	(1,344)	—	(1,754)	(597)	(3,695)
Amounts reclassed to assets held for sale	—	—	—	(9,897)	(9,897)
Foreign currency translation	(71)	—	—	(203)	(274)
Balance as of August 31, 2014	$15,756	$—	$28,429	$—	$44,185

Information regarding Cintas’ service contracts and other assets is as follows:

	As of August 31, 2014
(In thousands)	Carrying Amount	Accumulated Amortization	Net

Service contracts	$336,083	$291,898	$44,185

Noncompete and consulting agreements	$41,261	$39,882	$1,379
Other	24,005	6,606	17,399
Total	$65,266	$46,488	$18,778

	As of May 31, 2014
(In thousands)	Carrying Amount	Accumulated Amortization	Net

Service contracts	$360,634	$304,959	$55,675

Noncompete and consulting agreements	$49,080	$47,036	$2,044
Other	23,826	6,244	17,582
Total	$72,906	$53,280	$19,626

Amortization expense for continuing operations was $3.5 million and $5.1 million for the three months ended August 31, 2014 and 2013, respectively.  Estimated amortization expense for continuing operations, excluding any future acquisitions, for each of the next five full fiscal years is $13.4 million, $10.0 million, $5.9 million, $4.9 million and $4.6 million, respectively.

7.             Debt, Derivatives and Hedging Activities

Cintas' senior notes are recorded at cost. The fair value of the senior notes is estimated using Level 2 inputs based on general market prices. The carrying value and fair value of Cintas' long-term debt as of August 31, 2014 were $1,300.0 million and $1,425.9 million, respectively, and as of May 31, 2014 were $1,301.0 million and $1,421.0 million, respectively.

Cintas’ commercial paper program has a capacity of $300.0 million that is fully supported by a backup revolving credit facility through a credit agreement with its banking group.  This revolving credit facility has an accordion feature that allows for a maximum borrowing capacity of $450.0 million and has a maturity date of May 28, 2019. No commercial paper or borrowings on our revolving credit facility were outstanding at August 31, 2014 or May 31, 2014.

Cintas used interest rate lock agreements to hedge against movements in the treasury rates at the time Cintas issued its senior notes in fiscal 2007, fiscal 2008, fiscal 2011 and fiscal 2013. The amortization of the cash flow hedges resulted in an increase to other comprehensive income of $0.5 million for the three months ended August 31, 2014 and 2013.

To hedge the exposure of movements in the foreign currency rates, Cintas may use foreign currency hedges. These hedges reduce the impact on cash flows from movements in the foreign currency exchange rates. Examples of foreign currency hedge instruments that Cintas may use are average rate options and forward contracts. Cintas had foreign currency forward contracts included in current accrued liabilities of $0.3 million as of August 31, 2014 and May 31, 2014.

Cintas has certain covenants related to debt agreements. These covenants limit Cintas’ ability to incur certain liens, to engage in sale-leaseback transactions and to merge, consolidate or sell all or substantially all of Cintas’ assets. These covenants also require Cintas to maintain certain debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) and interest coverage ratios. Cross-default provisions exist between certain debt instruments.  Cintas is in compliance with all debt covenants for all periods presented. If a default of a significant covenant were to occur, the default could result in an acceleration of the maturity of the indebtedness, impair liquidity and limit the ability to raise future capital.

8.             Income Taxes

In the normal course of business, Cintas provides for uncertain tax positions and the related interest, and adjusts its unrecognized tax benefits and accrued interest accordingly.  During the three months ended August 31, 2014, unrecognized tax benefits increased by approximately $0.5 million and accrued interest increased by approximately $0.1 million.

All U.S. federal income tax returns are closed to audit through fiscal 2010. Cintas is currently in advanced stages of various audits in certain foreign jurisdictions and certain domestic states. The years under audit cover fiscal years back to 2005.  Based on the resolution of the various audits and changes in tax law, it is reasonably possible that the balance of unrecognized tax benefits would not change for the fiscal year ending May 31, 2015.

On September 13, 2013, the U.S. Department of the Treasury and the Internal Revenue Service released final tangible property regulations under Sections 162(a) and 263(a) of the Internal Revenue Code of 1986 regarding amounts paid to improve tangible property and acquire or produce tangible property, as well as proposed regulations regarding the disposition of property. The effective date of the final regulations was extended and will be effective for Cintas' fiscal year ending May 31, 2015. Cintas is reviewing these regulations and does not believe there will be a material impact on the consolidated financial statements when such regulations become effective.

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

10. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss), net of tax:

(In thousands)	Foreign Currency	Unrealized Loss on Derivatives	Other	Total

Balance at June 1, 2014	$41,525	$(12,615)	$(482)	$28,428
Other comprehensive (loss) income before reclassifications	(2,115)	17	—	(2,098)
Amounts reclassified from accumulated other comprehensive income (loss)	—	488	—	488
Net current period other comprehensive (loss) income	(2,115)	505	—	(1,610)
Balance at August 31, 2014	$39,410	$(12,110)	$(482)	$26,818

(In thousands)	Foreign Currency	Unrealized Loss on Derivatives	Other	Total

Balance at June 1, 2013	$51,312	$(14,339)	$1,150	$38,123
Other comprehensive loss before reclassifications	(646)	—	(14)	(660)
Amounts reclassified from accumulated other comprehensive income (loss)	—	488	—	488
Net current period other comprehensive (loss) income	(646)	488	(14)	(172)
Balance at August 31, 2013	$50,666	$(13,851)	$1,136	$37,951

The following table summarizes the reclassifications out of accumulated other comprehensive income (loss):

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line in the Consolidated Condensed Statements of Income
(In thousands)	Three Months Ended August 31, 2014	Three Months Ended August 31, 2013

Amortization of interest rate locks	$(783)	$(783)	Interest expense
Tax benefit	295	295	Income taxes
Amortization of interest rate locks, net of tax	$(488)	$(488)	Net of tax

11.      Segment Information

Effective August 31, 2014, Cintas classifies its businesses into three operating segments based on the types of products and services provided.  The Rental Uniforms and Ancillary Products operating segment consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items.  In addition to these rental items, restroom cleaning services and supplies and carpet and tile cleaning services are also provided within this operating segment.  The Uniform Direct Sales operating segment consists of the direct sale of uniforms and related items.  The First Aid, Safety and Fire Protection Services operating segment consists of first aid, safety and fire protection products and services.

Prior to August 31, 2014, Cintas classified its business into four operating segments. The Document Management Services operating segment is no longer considered an operating segment for fiscal 2015 and beyond. This operating segment consisted of document shredding, document imaging and document retention services. On April 30, 2014, Cintas completed its partnership transaction with the shareholders of Shred-it to combine Cintas' shredding business with Shred-it's shredding business. The document destruction business is reported in the corporate segment as of and for the three months ended August 31, 2013. Additionally, effective August 31, 2014, the document imaging and document retention services business is classified as discontinued operations. The business' assets are reflected as held for sale. The document imaging and document retention services business has been excluded from segment results for all periods presented. Please see Note 12 entitled Discontinued Operations for additional information.

Cintas evaluates the performance of each operating segment based on several factors of which the primary financial measures are operating segment revenue and income before income taxes.  The accounting policies of the operating segments are the same as those described in Note 1 entitled Basis of Presentation.  Information related to the operations of Cintas’ operating segments is set forth below:

(In thousands)	Rental Uniforms & Ancillary Products	Uniform Direct Sales	First Aid, Safety & Fire Protection	Corporate (1)	Total

As of and for the three months ended August 31, 2014
Revenue	$856,872	$105,145	$140,060	$—	$1,102,077
Income before income taxes	$142,681	$9,187	$11,620	$11,828	$175,316
Total assets	$2,913,437	$133,409	$429,783	$1,079,641	$4,556,270

As of and for the three months ended August 31, 2013
Revenue	$792,866	$107,462	$125,875	$74,043	$1,100,246
Income (loss) before income taxes	$117,393	$8,681	$11,446	$(14,363)	$123,157
Total assets	$2,842,058	$143,993	$410,633	$914,493	$4,311,177

(1) Corporate assets as of August 31, 2014 include the investment in the Shred-it partnership. Corporate assets as of August 31, 2014 and 2013 include the assets of the document imaging and document retention business, which have been classified as held for sale. Corporate results and assets as of and for the period ended August 31, 2013 include the revenue ($74.0 million), income before income taxes ($2.1 million) and assets ($479.4 million) of the document shredding business.

12.      Discontinued Operations

Effective August 31, 2014, Cintas' document imaging and document retention services business is classified as discontinued operations. Strategic opportunities for the business are being evaluated, and the Company does not expect to operate the business long-term. The carrying value of the document imaging and document retention services business has been evaluated and no adjustments to the value were deemed necessary. The business was previously included in the Document Management Services operating segment. In accordance with the applicable accounting guidance for the disposal of long-lived assets, the results of the document imaging and document retention services business have been excluded from both continuing operations and segment results for all periods presented. The balance sheet position for the document imaging and document retention services business as of August 31, 2014 is presented as assets and liabilities held for sale in the Consolidated Condensed Balance Sheet. As allowed under applicable accounting guidance, the May 31, 2014 balance sheet amounts for the document imaging and document retention services business remain in their natural classifications.

Following is selected financial information included in net income from discontinued operations for the document imaging and document retention services business:

	Three Months Ended
In thousands	August 31, 2014	August 31, 2013(1)

Revenue	$20,785	$20,097

Income from discontinued operations	576	458
Income tax expense on discontinued operations	259	102
Net income from discontinued operations	$317	$356

(1) Results for the three months ended August 31, 2013 were previously included in continuing operations.

The components of assets and liabilities as of August 31, 2014 of the document imaging and document retention services business held for sale were as follows:

In thousands

Accounts receivable	$10,818
Prepaid expenses and other current assets	4,449
Property and equipment, at cost, net	48,480
Goodwill	77,200
Service contracts, net	9,897
Other assets, net	419
Total assets held for sale	$151,263

Accounts payable	$6,652
Accrued compensation and related liabilities	430
Accrued liabilities	1,250
Non-current deferred income taxes	6,697
Other liabilities, net	142
Total liabilities held for sale	$15,171

13.      Supplemental Guarantor Information

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

Condensed consolidating financial statements for Cintas, Corp. 2, the subsidiary guarantors and non-guarantors are presented on the following pages:

Condensed Consolidating Income Statement
Three Months Ended August 31, 2014
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Rental uniforms and ancillary products	$—	$658,987	$176,706	$56,281	$(35,102)	$856,872
Other services	—	343,367	6,956	17,324	(122,442)	245,205
Equity in net income of affiliates	109,791	—	—	—	(109,791)	—
	109,791	1,002,354	183,662	73,605	(267,335)	1,102,077
Costs and expenses (income):
Cost of rental uniforms and ancillary products	—	398,272	104,159	37,976	(69,798)	470,609
Cost of other services	—	228,239	(5,149)	11,267	(80,835)	153,522
Selling and administrative expenses	—	314,003	(12,954)	19,074	(5,665)	314,458
Operating income	109,791	61,840	97,606	5,288	(111,037)	163,488

Gain on deconsolidation of Shredding business	—	6,619	—	—	—	6,619

Gain on sale of stock of an equity method investment	—	—	21,739	—	—	21,739

Interest income	—	(5)	(48)	—	—	(53)
Interest expense	—	16,409	170	4	—	16,583

Income before income taxes	109,791	52,055	119,223	5,284	(111,037)	175,316
Income taxes	—	19,278	44,207	2,051	(11)	65,525
Income from continuing operations	109,791	32,777	75,016	3,233	(111,026)	109,791

Income (loss) from discontinued operations, net of tax	317	373	—	(56)	(317)	317

Net income	$110,108	$33,150	$75,016	$3,177	$(111,343)	$110,108

Condensed Consolidating Income Statement
Three Months Ended August 31, 2013
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Rental uniforms and ancillary products	$—	$605,758	$162,565	$54,965	$(30,422)	$792,866
Other services	—	395,193	8,549	20,669	(117,031)	307,380
Equity in net income of affiliates	77,398	—	—	—	(77,398)	—
	77,398	1,000,951	171,114	75,634	(224,851)	1,100,246
Costs and expenses (income):
Cost of rental uniforms and ancillary products	—	383,719	98,167	38,556	(65,711)	454,731
Cost of other services	—	256,239	(3,123)	13,220	(76,916)	189,420
Selling and administrative expenses	—	304,105	(4,859)	21,442	(4,205)	316,483
Operating income	77,398	56,888	80,929	2,416	(78,019)	139,612

Interest income	—	(8)	(53)	(14,694)	14,687	(68)
Interest expense (income)	—	16,480	44	(1)	—	16,523

Income before income taxes	77,398	40,416	80,938	17,111	(92,706)	123,157
Income taxes	—	14,989	29,981	819	(30)	45,759
Income from continuing operations	77,398	25,427	50,957	16,292	(92,676)	77,398

Income from discontinued operations, net of tax	356	254	—	102	(356)	356

Net income	$77,754	$25,681	$50,957	$16,394	$(93,032)	$77,754

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended August 31, 2014
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$110,108	$33,150	$75,016	$3,177	$(111,343)	$110,108

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	—	—	—	(2,115)	—	(2,115)
Change in fair value of derivatives	—	—	—	17	—	17
Amortization of interest rate lock agreements	—	488	—	—	—	488

Other comprehensive income (loss)	—	488	—	(2,098)	—	(1,610)

Comprehensive income	$110,108	$33,638	$75,016	$1,079	$(111,343)	$108,498

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended August 31, 2013
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$77,754	$25,681	$50,957	$16,394	$(93,032)	$77,754

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	7	—	(653)	—	(646)
Amortization of interest rate lock agreements	—	488	—	—	—	488
Change in fair value of available-for-sale securities	—	—	(13)	(1)	—	(14)

Other comprehensive income (loss)	—	495	(13)	(654)	—	(172)

Comprehensive income	$77,754	$26,176	$50,944	$15,740	$(93,032)	$77,582

Condensed Consolidating Balance Sheet
As of August 31, 2014
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$75,744	$466,645	$39,064	$—	$581,453
Accounts receivable, net	—	352,695	101,722	34,794	—	489,211
Inventories, net	—	217,040	18,315	10,758	3,704	249,817
Uniforms and other rental items in service	—	379,116	114,140	39,259	(18,900)	513,615
Assets held for sale	—	44,020	39,836	67,407	—	151,263
Prepaid expenses and other current assets	—	5,267	21,040	1,283	—	27,590
Total current assets	—	1,073,882	761,698	192,565	(15,196)	2,012,949

Property and equipment, at cost, net	—	504,314	254,873	79,306	—	838,493

Investments	321,083	2,082,815	886,466	1,024,343	(3,862,810)	451,897
Goodwill	—	—	1,172,573	17,507	(112)	1,189,968
Service contracts, net	—	44,131	47	7	—	44,185
Other assets, net	1,458,826	8,349	2,251,081	8,633	(3,708,111)	18,778
	$1,779,909	$3,713,491	$5,326,738	$1,322,361	$(7,586,229)	$4,556,270

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$(465,247)	$(606,528)	$1,154,807	$20,742	$38,021	$141,795
Accrued compensation and related liabilities	—	28,314	12,385	3,361	—	44,060
Accrued liabilities	—	45,253	238,399	8,896	—	292,548
Income taxes, current	—	5,366	47,065	2,164	—	54,595
Deferred tax liability	—	(508)	79,514	8,836	—	87,842
Liabilities held for sale	—	1,617	8,093	5,461	—	15,171
Long-term debt due within one year	—	292	(292)		—	—
Total current liabilities	(465,247)	(526,194)	1,539,971	49,460	38,021	636,011

Long-term liabilities:
Long-term debt due after one year	—	1,308,842	(9,242)	400	—	1,300,000
Deferred income taxes	—	(824)	246,975	(3,692)	—	242,459
Accrued liabilities	—	—	104,739	1,087	—	105,826
Total long-term liabilities	—	1,308,018	342,472	(2,205)	—	1,648,285
Total shareholders’ equity	2,245,156	2,931,667	3,444,295	1,275,106	(7,624,250)	2,271,974
	$1,779,909	$3,713,491	$5,326,738	$1,322,361	$(7,586,229)	$4,556,270

Condensed Consolidating Balance Sheet
As of May 31, 2014
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$73,540	$399,525	$40,223	$—	$513,288
Accounts receivable, net	—	366,629	97,869	43,929	—	508,427
Inventories, net	—	215,974	20,745	9,650	4,870	251,239
Uniforms and other rental items in service	—	374,666	112,467	38,240	(18,836)	506,537
Income taxes, current	—	1,549	(1,549)	—	—	—
Prepaid expenses and other current assets	—	7,058	14,752	4,380	—	26,190
Total current assets	—	1,039,416	643,809	136,422	(13,966)	1,805,681

Property and equipment, at cost, net	—	533,665	225,677	96,360	—	855,702

Investments	321,083	2,081,094	893,647	1,015,343	(3,852,810)	458,357
Goodwill	—	—	1,211,716	55,807	(112)	1,267,411
Service contracts, net	—	51,248	53	4,374	—	55,675
Other assets, net	1,378,100	8,900	2,189,527	9,044	(3,565,945)	19,626
	$1,699,183	$3,714,323	$5,164,429	$1,317,350	$(7,432,833)	$4,462,452

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$(465,247)	$(545,526)	$1,092,545	$30,281	$38,017	$150,070
Accrued compensation and related liabilities	—	56,581	22,590	5,855	—	85,026
Accrued liabilities	—	79,614	208,983	11,876	(746)	299,727
Income taxes, current	—	—	4,915	1,045	—	5,960
Deferred tax liability	—	(510)	80,575	8,780	—	88,845
Long-term debt due within one year	—	773	(270)	—	—	503
Total current liabilities	(465,247)	(409,068)	1,409,338	57,837	37,271	630,131

Long-term liabilities:
Long-term debt due after one year	—	1,309,611	(10,380)	500	746	1,300,477
Deferred income taxes	—	(6)	251,924	(5,874)	—	246,044
Accrued liabilities	—	—	92,069	873	—	92,942
Total long-term liabilities	—	1,309,605	333,613	(4,501)	746	1,639,463
Total shareholders’ equity	2,164,430	2,813,786	3,421,478	1,264,014	(7,470,850)	2,192,858
	$1,699,183	$3,714,323	$5,164,429	$1,317,350	$(7,432,833)	$4,462,452

Condensed Consolidating Statement of Cash Flows
Three Months Ended August 31, 2014
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Cash flows from operating activities:
Net income	$110,108	$33,150	$75,016	$3,177	$(111,343)	$110,108
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	—	19,547	13,037	2,864	—	35,448
Amortization of intangible assets	—	3,773	15	418	—	4,206
Stock-based compensation	12,280	—	—	—	—	12,280
Gain on deconsolidation of Shredding business	—	(6,619)	—	—	—	(6,619)
Gain on sale of stock of an equity method investment	—	—	(21,739)	—	—	(21,739)
Deferred income taxes	—	—	2,083	25	—	2,108
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	—	10,014	(3,852)	2,060	—	8,222
Inventories, net	—	(1,045)	2,430	(1,174)	1,166	1,377
Uniforms and other rental items in service	—	(4,450)	(1,673)	(1,053)	64	(7,112)
Prepaid expenses	—	200	(6,288)	204	—	(5,884)
Accounts payable	—	(70,520)	71,606	(2,415)	4	(1,325)
Accrued compensation and related liabilities	—	(28,267)	(10,204)	(2,791)	—	(41,262)
Accrued liabilities	—	(31,741)	42,084	(705)	746	10,384
Income taxes, current	—	6,913	40,601	495	—	48,009
Net cash provided by (used in) operating activities	122,388	(69,045)	203,116	1,105	(109,363)	148,201

Cash flows from investing activities:
Capital expenditures	—	(22,686)	(42,239)	(3,125)	—	(68,050)
Purchase of marketable securities and investments	—	(1,721)	(15,260)	—	10,000	(6,981)
Proceeds from Shredding transaction	—	3,344	—	—	—	3,344
Proceeds from sale of stock of an equity method investment	—	—	29,933	—	—	29,933
Dividends received on equity method investment	—	—	5,247	—	—	5,247
Acquisitions of businesses, net of cash acquired	—	(2,328)	—	—	—	(2,328)
Other, net	(80,725)	94,602	(114,793)	823	100,109	16
Net cash (used in) provided by investing activities	(80,725)	71,211	(137,112)	(2,302)	110,109	(38,819)

Cash flows from financing activities:
Repayment of debt	—	(450)	1,116	(100)	(746)	(180)
Exercise of stock-based compensation awards	13,623	—	—	—	—	13,623
Repurchase of common stock	(61,439)	—	—	—	—	(61,439)
Other, net	6,153	488	—	157	—	6,798
Net cash (used in) provided by financing activities	(41,663)	38	1,116	57	(746)	(41,198)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(19)	—	(19)

Net increase (decrease) in cash and cash equivalents	—	2,204	67,120	(1,159)	—	68,165
Cash and cash equivalents at beginning of period	—	73,540	399,525	40,223	—	513,288
Cash and cash equivalents at end of period	$—	$75,744	$466,645	$39,064	$—	$581,453

Condensed Consolidating Statement of Cash Flows
Three Months Ended August 31, 2013
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Cash flows from operating activities:
Net income	$77,754	$25,681	$50,957	$16,394	$(93,032)	$77,754
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	—	25,690	13,305	3,576	—	42,571
Amortization of intangible assets	—	5,318	41	464	—	5,823
Stock-based compensation	6,984	—	—	—	—	6,984
Deferred income taxes	—	—	7,735	(362)	—	7,373
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	—	(9,495)	(5,449)	41	—	(14,903)
Inventories, net	—	(8,071)	2,675	426	(288)	(5,258)
Uniforms and other rental items in service	—	(4,274)	(842)	87	879	(4,150)
Prepaid expenses	—	(81)	(7,416)	281	—	(7,216)
Accounts payable	—	(1,001)	4,147	(231)	—	2,915
Accrued compensation and related liabilities	—	(24,197)	(8,765)	(1,815)	—	(34,777)
Accrued liabilities	—	(13,567)	(11,060)	(3,355)	767	(27,215)
Income taxes, current	—	5,897	27,252	(491)	—	32,658
Net cash provided by operating activities	84,738	1,900	72,580	15,015	(91,674)	82,559

Cash flows from investing activities:
Capital expenditures	—	(25,556)	(8,804)	(3,102)	—	(37,462)
Proceeds from redemption of marketable securities	—	—	5,659	29,574	—	35,233
Purchase of marketable securities and investments	—	(67)	(23,946)	(33,818)	24,890	(32,941)
Acquisitions of businesses, net of cash acquired	—	(12,306)	(1)	(19,909)	—	(32,216)
Other, net	5,309	45,815	(103,631)	(14,662)	67,551	382
Net cash provided by (used in) investing activities	5,309	7,886	(130,723)	(41,917)	92,441	(67,004)

Cash flows from financing activities:
Proceeds from issuance of debt	—	—	953	(953)	—	—
Repayment of debt	—	(416)	1,016	—	(767)	(167)
Exercise of stock-based compensation awards	14,085	—	—	—	—	14,085
Repurchase of common stock	(106,977)	—	—	—	—	(106,977)
Other, net	2,845	488	—	793	—	4,126
Net cash (used in) provided by financing activities	(90,047)	72	1,969	(160)	(767)	(88,933)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(225)	—	(225)

Net increase (decrease) in cash and cash equivalents	—	9,858	(56,174)	(27,287)	—	(73,603)
Cash and cash equivalents at beginning of period	—	54,511	247,070	50,692	—	352,273
Cash and cash equivalents at end of period	$—	$64,369	$190,896	$23,405	$—	$278,670

14.      Subsequent Event

On October 7, 2014, Cintas sold its document imaging and retention business in the United Kingdom (UK). At August 31, 2014, this business is classified as discontinued operations and its balance sheet positions are presented as assets and liabilities held for sale. As of and for the three months ended August 31, 2014, the Company’s UK document imaging and retention business had assets of $43.3 million and revenue and operating loss of $7.6 million and $0.3 million, respectively. The sale of the business is not expected to have a material impact on the Company’s financial results.

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

We are North America’s leading provider of corporate identity uniforms through rental and sales programs, as well as a significant provider of related business services, including entrance mats, restroom cleaning services and supplies, carpet and tile cleaning services, and first aid, safety and fire protection products and services.

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

We pursue the strategy of broadening our customer base in several ways. Cintas has a national sales organization introducing all of its products and services to prospects in all business segments. Our broad range of products and services allows our sales organization to consider any type of business a prospect. We also broaden our customer base through geographic expansion, especially in our first aid, safety and fire protection business. Finally, we evaluate strategic acquisitions as opportunities arise.

RESULTS OF OPERATIONS

Effective August 31, 2014, Cintas classifies its businesses into three operating segments based on the types of products and services provided.  The Rental Uniforms and Ancillary Products operating segment consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items.  In addition to these rental items, restroom cleaning services and supplies and carpet and tile cleaning services are also provided within this operating segment.  The Uniform Direct Sales operating segment consists of the direct sale of uniforms and related items.  The First Aid, Safety and Fire Protection Services operating segment consists of first aid, safety and fire protection products and services. Revenue and income before income taxes for each of these operating segments for the three months ended August 31, 2014 and 2013 are presented in Note 11 entitled Segment Information of “Notes to Consolidated Condensed Financial Statements.”

Previously, Cintas classified its business into four operating segments. The Document Management Services operating segment is no longer considered an operating segment for fiscal 2015 and beyond. This operating segment consisted of document destruction, document imaging and document retention services. On April 30, 2014, Cintas completed its partnership transaction with the shareholders of Shred-it International Inc. (Shred-it) to combine Cintas' document destruction, or shredding, business with Shred-it's shredding business. Due to the deconsolidation of the shredding business, fiscal 2015 results exclude the results of the shredding business (the Shred-it partnership). This business remains reported in continuing operations for the three months ended August 31, 2013. Based on the change in reportable operating segments, the results of the document destruction business for the three months ended August 31, 2013 are presented in the Corporate segment. Additionally, effective August 31, 2014, the document imaging and document retention services business is reported as a discontinued operation for all periods presented and has been excluded from continuing operations and from segment results for all periods presented. Please see Note 12 entitled Discontinued Operations of "Notes to Consolidated Financial Statements" for additional information.

Consolidated Results

Three Months Ended August 31, 2014 Compared to Three Months Ended August 31, 2013

Total revenue increased 0.2% for the three months ended August 31, 2014 over the same period in the prior fiscal year, from $1,100.2 million to $1,102.1 million. Revenue increased organically by 7.2% as a result of increased sales volume. Organic growth excludes the impact of acquisitions, disposals and deconsolidations. Revenue growth was negatively impacted 7.2% due to the deconsolidation of the shredding business, which contributed $74.0 million of revenue in the three months ended August 31, 2013. Acquisitions positively impacted the growth rate by 0.2%.

Rental Uniforms and Ancillary Products operating segment revenue increased 8.1% for the three months ended August 31, 2014 over the same period in the prior fiscal year, from $792.9 million to $856.9 million. Revenue growth was driven by many factors including new business sold by sales representatives, improved customer retention, and increased revenue from existing customers.

Other Services revenue, consisting of revenue from the Uniform Direct Sales operating segment, First Aid, Safety and Fire Protection Services operating segment and the shredding business, decreased 20.2% for the three months ended August 31, 2014 over the same period in the prior fiscal year, from $307.4 million to $245.2 million. Revenue increased organically by 4.4%. Revenue growth was negatively impacted 25.1% due to the deconsolidation of the shredding business. Acquisitions positively impacted the growth rate by 0.5%.

Cost of rental uniforms and ancillary products consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other ancillary items. Cost of rental uniforms and ancillary products increased $15.9 million, or 3.5%, for the three months ended August 31, 2014, compared to the three months ended August 31, 2013. This increase was due to higher Rental Uniforms and Ancillary Products operating segment sales volume.

Cost of other services consists primarily of cost of goods sold (predominantly uniforms and first aid, safety and fire protection products), delivery expenses and distribution expenses in the Uniform Direct Sales operating segment, the First Aid, Safety and Fire Protection Services operating segment, and the shredding business. Cost of other services decreased $35.9 million, or 19.0%, for the three months ended August 31, 2014, compared to the three months ended August 31, 2013. The decrease was primarily due to the deconsolidation of the shredding business.

Selling and administrative expenses decreased $2.0 million, or 0.6%, for the three months ended August 31, 2014, compared to the three months ended August 31, 2013. The majority of the decrease was due to the deconsolidation of the shredding business.

In the three months ended August 31, 2014, Cintas received additional proceeds from Shred-it related to the contribution of the shredding business to the Shred-it partnership. The Company realized a gain of $6.6 million as a result of the additional consideration received. Also in the period, Cintas sold stock in an equity method investment. In conjunction with the sale, the Company received a cash dividend. The sale resulted in the recording of a gain of $21.7 million in the three months ended August 31, 2014.

Net interest expense (interest expense less interest income) was $16.5 million for both the three months ended August 31, 2014 and 2013.

Cintas’ effective tax rate on continuing operations was 37.4% for the three months ended August 31, 2014, compared to 37.2% for the three months ended August 31, 2013.

Net income from continuing operations increased $32.4 million, or 41.9%, for the three months ended August 31, 2014, from the same period in the prior fiscal year, as explained above. Diluted earnings per share from continuing operations was $0.93 for the three months ended August 31, 2014, which was an increase of 47.6% compared to the same period in the prior fiscal year. Diluted earnings per share from continuing operations increased due to an increase in earnings from continuing operations combined with a decrease in weighted average common shares outstanding. The decrease in common shares outstanding resulted from purchasing 5.4 million shares of common stock under the October 18, 2011 and July 30, 2013 share buyback programs since the beginning of the second quarter of fiscal 2014 through the first quarter of fiscal 2015.

Rental Uniforms and Ancillary Products Operating Segment

Three Months Ended August 31, 2014 Compared to Three Months Ended August 31, 2013

Rental Uniforms and Ancillary Products operating segment revenue increased from $792.9 million to $856.9 million, or 8.1%, for the three months ended August 31, 2014, over the same quarter in the prior fiscal year, and the cost of rental uniforms and ancillary products increased $15.9 million, or 3.5%. The operating segment’s gross margin was $386.3 million, or 45.1% of revenue. The gross margin as a percent of revenue of 45.1% was 250 basis points higher than the prior fiscal year’s first quarter of 42.6%. The increase was driven by many factors including increased revenue from existing customers and continuously improving the efficiency of processes.

Selling and administrative expenses increased $22.8 million due primarily to labor and other employee-partner related expenses, and increased 60 basis points, to 28.4% of revenue, compared to 27.8% in the first quarter of the prior fiscal year.

Income before income taxes increased $25.3 million to $142.7 million for the Rental Uniforms and Ancillary Products operating segment for the first quarter of fiscal 2014 compared to the same quarter last fiscal year. Income before income taxes was 16.7% of the operating segment’s revenue, which was a 190 basis point increase compared to the first quarter of the prior fiscal year. This increase was due primarily to the increase in gross margin previously discussed.

Uniform Direct Sales Operating Segment

Three Months Ended August 31, 2014 Compared to Three Months Ended August 31, 2013

Uniform Direct Sales operating segment revenue decreased from $107.5 million to $105.1 million, or 2.2%, for the three months ended August 31, 2014, over the same quarter in the prior fiscal year, due to fewer large uniform customer roll-outs.

Cost of uniform direct sales decreased $3.1 million, or 3.9%, for the three months ended August 31, 2014, over the same quarter in the prior fiscal year. The gross margin as a percent of revenue was 29.0% for the three months ended August 31, 2014, which is a 130 basis point increase compared to the gross margin of 27.7% in the same quarter of the prior fiscal year. The increased margin resulted from a focus on selling good, profitable business such that our sales mix was more weighted towards higher margin business including hospitality accounts.

Selling and administrative expenses increased $0.2 million compared to the first quarter of the prior fiscal year. Selling and administrative expenses as a percent of revenue, at 20.2%, increased 60 basis points compared to the three months ended August 31, 2013, mainly due to lower operating segment revenue for the first quarter of fiscal 2015 compared to the same quarter in the prior fiscal year.

Income before income taxes increased $0.5 million for the Uniform Direct Sales operating segment for the first quarter of fiscal 2014 compared to the same quarter last fiscal year. Income before income taxes was 8.7% of the operating segment’s revenue, which is a 60 basis point increase compared to the same quarter last fiscal year. This increase was primarily due to the increase in gross margin discussed above.

First Aid, Safety and Fire Protection Services Operating Segment

Three Months Ended August 31, 2014 Compared to Three Months Ended August 31, 2013

First Aid, Safety and Fire Protection Services operating segment revenue increased from $125.9 million to $140.1 million, or 11.3%, for the three months ended August 31, 2014. Revenue increased organically by 10.1% as a result of increased sales volume. The 1.2% difference in growth rates represents growth derived through acquisitions.

Cost of first aid, safety and fire protection services increased $7.9 million, or 11.1%, for the three months ended August 31, 2014, over the three months ended August 31, 2013, due to increased sales volume. Gross margin for the First Aid, Safety and Fire Protection Services operating segment is defined as revenue less cost of goods, warehouse expenses, service expenses and training expenses. The gross margin as a percent of revenue was 43.7% for the quarter ended August 31, 2014, which is a 10 basis point increase compared to the gross margin as a percent of revenue of 43.6% in the same quarter of the prior fiscal year. The margin increased due to an improved mix of higher gross margin revenue.

Selling and administrative expenses increased $6.1 million, to 35.4% of revenue, compared to 34.5% in the same quarter in the prior fiscal year. The increase was due primarily to labor and other employee-partner related expenses.

Income before income taxes for the First Aid, Safety and Fire Protection Services operating segment increased $0.2 million to $11.6 million for the three months ended August 31, 2014, compared to the same quarter in the prior fiscal year, due to the increase in revenue. Income before income taxes, at 8.3% of the operating segment’s revenue, was an 80 basis point decrease compared to the same quarter last fiscal year due to the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The following is a summary of our cash flows and cash, cash equivalents and marketable securities as of and for the three months ended August 31:

(In thousands)	2014	2013

Net cash provided by operating activities	$148,201	$82,559
Net cash used in investing activities	$(38,819)	$(67,004)
Net cash used in financing activities	$(41,198)	$(88,933)

Cash and cash equivalents at the end of the period	$581,453	$278,670
Marketable securities at the end of the period	$—	$4,189

Cash and cash equivalents as of August 31, 2014 and 2013 include $39.1 million and $27.6 million, respectively, that is located outside of the United States. We expect to use these amounts to fund our international operations and international expansion activities.

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

Net cash provided by operating activities was $148.2 million for the three months ended August 31, 2014, an increase of $65.6 million compared to the same period last fiscal year. Cash flow was positively impacted in large part due to a $32.4 million increase in net income.

Net cash used in investing activities includes capital expenditures and cash paid for acquisitions of businesses. Capital expenditures were $68.1 million and $37.5 million for the three months ended August 31, 2014 and August 31, 2013, respectively. These capital expenditures primarily relate to expansion efforts in the Rental Uniforms and Ancillary Products operating segment. Capital expenditures for the three months ended August 31, 2014 included $61.0 million for the Rental Uniforms and Ancillary Products operating segment. Cash paid for acquisitions of businesses net of cash acquired was $2.3 million and $32.2 million for the three months ended August 31, 2014 and August 31, 2013, respectively. The acquisitions in fiscal 2015 occurred in our First Aid, Safety and Fire Protection Services operating segment. Net cash used in investing activities was partially offset by $35.2 million cash received from the sale of stock of an equity method investment plus receipt of dividends on the same investment.

Net cash used in financing activities was $41.2 million and $88.9 million for the three months ended August 31, 2014 and August 31, 2013, respectively. On October 18, 2011, we announced that the Board of Directors authorized a $500.0 million share buyback program. During the first three months of fiscal 2014, under the October 18, 2011 program, we purchased 2.1 million shares of Cintas common stock for a total purchase price of $100.8 million. The October 18, 2011 program was completed in April 2014. On July 30, 2013, we announced that the Board of Directors authorized a new $500.0 million share buyback program, which does not have an expiration date. During the first three months of fiscal 2015, under the July 30, 2013 program, we purchased 0.8 million shares of Cintas common stock for a total purchase price of $49.7 million. In the period subsequent to August 31, 2014 through October 10, 2014, we did not purchase any shares of Cintas common stock. From the inception of the July 30, 2013 share buyback program through October 10, 2014, Cintas has purchased a total of 4.1 million shares of Cintas common stock at an average price of $60.19 per share for a total purchase price of $249.2 million. For the three months ended August 31, 2014, Cintas acquired 0.2 million shares of Cintas common stock for employee payroll taxes due on restricted stock awards that vested during the three months ended August 31, 2014. These shares were acquired at an average price of $63.72 per share for a total purchase price of $11.7 million.

As of August 31, 2014, we had $1,300.0 million aggregate principal amount in fixed rate senior notes outstanding with maturities ranging from 2016 to 2036.

Cintas’ commercial paper program has a capacity of $300.0 million that is fully supported by a backup revolving credit facility through a credit agreement with its banking group. This revolving credit facility has an accordion feature that allows for a maximum borrowing capacity of $450.0 million and has a maturity date of May 28, 2019. We believe this program, along with cash generated from operations, will be adequate to provide necessary funding for our future cash requirements. No commercial paper or borrowings under our revolving credit facility were outstanding as of August 31, 2014 or August 31, 2013.

Cintas has certain covenants related to debt agreements. These covenants limit our ability to incur certain liens, to engage in sale-leaseback transactions and to merge, consolidate or sell all or substantially all of Cintas' assets. These covenants also require Cintas to maintain certain debt to earnings before interest, taxes, depreciation and amortization (EBITDA) and interest coverage ratios. Cross-default provisions exist between certain debt instruments. If a default of a significant covenant were to occur, the default could result in an acceleration of the maturity of the indebtedness, impair liquidity and limit the ability to raise future capital. As of August 31, 2014, Cintas was in compliance with all debt covenants.

Our access to the commercial paper and long-term debt markets has historically provided us with sources of liquidity.  We do not anticipate having difficulty in obtaining financing from those markets in the future in view of our favorable experiences in the debt markets in the recent past. Our ability to continue to access the commercial paper and long-term debt markets on favorable interest rate and other terms will depend, to a significant degree, on the ratings assigned by the credit rating agencies to our indebtedness. As of August 31, 2014, our ratings were as follows:

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements. Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “predicts,” “projects,” “plans,” “expects,” “intends,” “target,” “forecast,” “believes,” “seeks,” “could,” “should,” “may” and “will” or the negative versions thereof and similar words, terms and expressions and by the context in which they are used. Such statements are based upon current expectations of Cintas and speak only as of the date made. You should not place undue reliance on any forward-looking statement.  We cannot guarantee that any forward-looking statement will be realized. These statements are subject to various risks, uncertainties, potentially inaccurate assumptions and other factors that could cause actual results to differ from those set forth in or implied by this Quarterly Report. Factors that might cause such a difference include, but are not limited to, the Shred-it partnership’s ability to promptly and effectively integrate the Cintas Document Shredding business with Shred-it’s Document Shredding business; the Shred-it partnership’s ability to realize any synergies from the combination of the Cintas Document Shredding business with Shred-it’s Document Shredding business; the ability to successfully explore strategic opportunities for the Cintas Global Document Storage and Imaging business; the possibility of greater than anticipated operating costs including energy and fuel costs; lower sales volumes; loss of customers due to outsourcing trends; the performance and costs of integration of acquisitions; fluctuations in costs of materials and labor including increased medical costs; costs and possible effects of union organizing activities; failure to comply with government regulations concerning employment discrimination, employee pay and benefits and employee health and safety; uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation; the cost, results and ongoing assessment of internal controls for financial reporting required by the Sarbanes-Oxley Act of 2002; disruptions caused by the inaccessibility of computer systems data; the initiation or outcome of litigation, investigations or other proceedings; higher assumed sourcing or distribution costs of products; the disruption of operations from catastrophic or extraordinary events; the amount and timing of repurchases of our common stock, if any; changes in federal and state tax and labor laws and the reactions of competitors in terms of price and service and the ultimate impact of the Affordable Care Act. Cintas undertakes no obligation to publicly release any revisions to any forward-looking statements or to otherwise update any forward-looking statements whether as a result of new information or to reflect events, circumstances or any other unanticipated developments arising after the date on which such statements are made. A further list and description of risks, uncertainties and other matters can be found in our Annual Report on Form 10-K for the year ended May 31, 2014, and in our reports on Forms 10-Q and 8-K. The risks and uncertainties described herein are not the only ones we may face. Additional risks and uncertainties presently not known to us or that we currently believe to be immaterial may also harm our business.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In our normal operations, Cintas has market risk exposure to interest rates.  There has been no material change to this market risk exposure to interest rates from that which was previously disclosed on page 28 of our Annual Report on Form 10-K for the year ended May 31, 2014.

Through its foreign operations, Cintas is exposed to foreign currency risk.  Foreign currency exposures arise from transactions denominated in a currency other than the functional currency and from foreign currency denominated revenue and profit translated into U.S. dollars.  The primary foreign currency to which Cintas is exposed is the Canadian dollar.

ITEM 4.
CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

With the participation of Cintas’ management, including Cintas’ Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, Cintas has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of August 31, 2014.  Based on such evaluation, Cintas’ management, including Cintas’ Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, has concluded that Cintas’ disclosure controls and procedures were effective as of August 31, 2014, in ensuring (i) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is accumulated and communicated to Cintas’ management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in Cintas’ internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended August 31, 2014, that have materially affected, or are reasonably likely to materially affect, Cintas’ internal control over financial reporting. See “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” on pages 30 through 32 of our Annual Report on Form 10-K for the fiscal year ended May 31, 2014.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan (1)	Maximum approximate dollar value of shares that may yet be purchased under the plan (1)

June 1 - 30, 2014 (2)	738,688	$62.14	735,945	$254,770,946
July 1 - 31, 2014 (3)	181,623	63.73	—	254,770,946
August 1 - 31, 2014	63,394	62.51	63,394	250,807,998
Total	983,705	$62.46	799,339	$250,807,998

(1) On July 30, 2013, Cintas announced that the Board of Directors approved a $500.0 million share buyback program which does not have an expiration date. Beginning in April 2014, under the July 30, 2013 program, through August 31, 2014, Cintas purchased a total of 4.1 million shares of Cintas stock at an average price of $60.19 per share for a total purchase price of $249.2 million.
(2) During June 2014, Cintas acquired 2,743 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $62.53 per share for a total purchase price of less than $0.2 million.
(3) During July 2014, Cintas acquired 181,623 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $63.73 per share for a total purchase price of $11.6 million.

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

CINTAS CORPORATION
(Registrant)

Date: October 10, 2014	/s/	William C. Gale

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