Form 10-Q
period 2014-11-30
CINTAS CORP
filed 2015-01-09
CIK 723254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2014

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
Non-Accelerated Filer          (Do not check if a smaller reporting company)

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      No     ✓

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding December 31, 2014
Common Stock, no par value	117,327,890

CINTAS CORPORATION

CINTAS CORPORATION
ITEM 1. FINANCIAL STATEMENTS.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
(In thousands except per share data)

	Three Months Ended		Six Months Ended
	November 30, 2014	November 30, 2013	November 30, 2014	November 30, 2013
Revenue:
Rental uniforms and ancillary products	$865,428	$804,316	$1,722,300	$1,597,182
Other services	257,951	319,615	503,156	626,995
	1,123,379	1,123,931	2,225,456	2,224,177
Costs and expenses:
Cost of rental uniforms and ancillary products	477,960	459,112	948,569	913,843
Cost of other services	163,995	197,740	317,517	387,160
Selling and administrative expenses	300,249	314,868	614,707	631,351

Operating income	181,175	152,211	344,663	291,823

Gain on deconsolidation of Shredding business	—	—	6,619	—

Gain on sale of stock of an equity method investment	—	—	21,739	—

Interest income	(19)	(84)	(72)	(152)
Interest expense	15,929	16,485	32,512	33,008

Income before income taxes	165,265	135,810	340,581	258,967
Income taxes	61,819	51,354	127,344	97,113
Income from continuing operations	103,446	84,456	213,237	161,854
Income from discontinued operations, net of tax of $11,892, $354, $12,151 and $456, respectively	16,966	406	17,283	762
Net income	$120,412	$84,862	$230,520	$162,616

Basic earnings per share:
Continuing operations	$0.87	$0.70	$1.81	$1.33
Discontinued operations	0.15	0.01	0.15	0.01
Basic earnings per share	$1.02	$0.71	$1.96	$1.34

Diluted earnings per share:
Continuing operations	$0.86	$0.69	$1.79	$1.32
Discontinued operations	0.14	0.01	0.14	0.01
Diluted earnings per share	$1.00	$0.70	$1.93	$1.33

Dividends declared per share	$1.70	$0.77	$1.70	$0.77

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	November 30, 2014	November 30, 2013	November 30, 2014	November 30, 2013

Net income	$120,412	$84,862	$230,520	$162,616

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(9,778)	2,040	(11,893)	1,394
Change in fair value of derivatives	(21)	(189)	(4)	(189)
Amortization of interest rate lock agreements	488	488	976	976
Change in fair value of available-for-sale securities	3	(4)	3	(18)

Other comprehensive (loss) income	(9,308)	2,335	(10,918)	2,163

Comprehensive income	$111,104	$87,197	$219,602	$164,779

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands except share data)

	November 30, 2014	May 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$826,724	$513,288
Accounts receivable, net	510,153	508,427
Inventories, net	235,860	251,239
Uniforms and other rental items in service	528,332	506,537
Assets held for sale	21,320	—
Prepaid expenses and other current assets	23,591	26,190
Total current assets	2,145,980	1,805,681

Property and equipment, at cost, net	845,127	855,702

Investments	456,864	458,357
Goodwill	1,189,360	1,267,411
Service contracts, net	41,590	55,675
Other assets, net	18,650	19,626
	$4,697,571	$4,462,452

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$171,629	$150,070
Accrued compensation and related liabilities	60,448	85,026
Accrued liabilities	502,861	299,727
Income taxes, current	17,459	5,960
Deferred tax liability	98,313	88,845
Liabilities held for sale	1,054	—
Long-term debt due within one year	—	503
Total current liabilities	851,764	630,131

Long-term liabilities:
Long-term debt due after one year	1,300,000	1,300,477
Deferred income taxes	233,597	246,044
Accrued liabilities	108,876	92,942
Total long-term liabilities	1,642,473	1,639,463

Shareholders’ equity:
Preferred stock, no par value:	—	—
100,000 shares authorized, none outstanding
Common stock, no par value:	309,915	251,753
425,000,000 shares authorized
FY 2015: 177,639,653 issued and 117,283,038 outstanding
FY 2014: 176,378,412 issued and 117,037,784 outstanding
Paid-in capital	133,173	134,939
Retained earnings	4,027,464	3,998,893
Treasury stock:	(2,284,728)	(2,221,155)
FY 2015: 60,356,615 shares
FY 2014: 59,340,628 shares
Accumulated other comprehensive income	17,510	28,428
Total shareholders’ equity	2,203,334	2,192,858
	$4,697,571	$4,462,452
See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	November 30, 2014	November 30, 2013
Cash flows from operating activities:
Net income	$230,520	$162,616
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	70,451	85,180
Amortization of intangible assets	7,702	11,741
Stock-based compensation	24,785	14,624
Gain on sale of Storage business	(34,137)	—
Gain on deconsolidation of Shredding business	(6,619)	—
Gain on sale of stock of an equity method investment	(21,739)	—
Deferred income taxes	10,346	9,299
Change in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(12,747)	(23,755)
Inventories, net	14,847	(9,232)
Uniforms and other rental items in service	(23,473)	(12,694)
Prepaid expenses and other current assets	(2,622)	(1,776)
Accounts payable	27,982	(19,215)
Accrued compensation and related liabilities	(25,111)	(19,381)
Accrued liabilities	24,780	11,387
Income taxes, current	7,608	13,486
Net cash provided by operating activities	292,573	222,280

Cash flows from investing activities:
Capital expenditures	(113,025)	(76,785)
Proceeds from redemption of marketable securities	—	45,114
Purchase of marketable securities and investments	(11,978)	(55,413)
Proceeds from Storage transactions, net of cash contributed	153,996	—
Proceeds from Shredding transaction	3,344	—
Proceeds from sale of stock of an equity method investment	29,933	—
Dividends received on equity method investment	5,247	—
Acquisitions of businesses, net of cash acquired	(3,015)	(32,514)
Other, net	1,681	(929)
Net cash provided by (used in) investing activities	66,183	(120,527)

Cash flows from financing activities:
Repayment of debt	(364)	(7,837)
Proceeds from exercise of stock-based compensation awards	22,472	21,311
Repurchase of common stock	(63,573)	(164,200)
Other, net	1,758	6,323
Net cash used in financing activities	(39,707)	(144,403)

Effect of exchange rate changes on cash and cash equivalents	(5,613)	(289)

Net increase (decrease) in cash and cash equivalents	313,436	(42,939)

Cash and cash equivalents at beginning of period	513,288	352,273

Cash and cash equivalents at end of period	$826,724	$309,334

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

Effective August 31, 2014, Cintas' document imaging and document retention services business (Storage) was classified as discontinued operations. Certain prior year amounts have been reclassified to conform with the current year presentation. In the quarter ended November 30, 2014, the Company sold its document imaging and document retention services business. See Note 12 entitled Discontinued Operations for more information.

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

As disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2014, inventories are valued at the lower of cost (first-in, first-out) or market. Inventory is comprised of the following amounts at:

(In thousands)	November 30, 2014	May 31, 2014

Raw materials	$15,943	$17,984
Work in process	13,960	14,304
Finished goods	205,957	218,951
	$235,860	$251,239

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

3.             Fair Value Measurements

All financial instruments that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the consolidated balance sheet date. These financial instruments measured at fair value on a recurring basis are summarized below:

	As of November 30, 2014
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$826,724	$—	$—	$826,724
Total assets at fair value	$826,724	$—	$—	$826,724

Current accrued liabilities	$—	$274	$—	$274
Total liabilities at fair value	$—	$274	$—	$274

	As of May 31, 2014
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$513,288	$—	$—	$513,288
Total assets at fair value	$513,288	$—	$—	$513,288

Current accrued liabilities	$—	$286	$—	$286
Total liabilities at fair value	$—	$286	$—	$286

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

Foreign currency forward contracts were included in current accrued liabilities as of November 30, 2014 and May 31, 2014. The fair value of Cintas' foreign currency forward contracts are based on similar exchange traded derivatives (market approach) and are, therefore, included within Level 2 of the fair value hierarchy.

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
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis as required under GAAP. As a result of the shredding transaction and in accordance with GAAP requirements, Cintas' equity method investment in the Shred-it partnership was initially measured at fair value. See Note 4 entitled Investments for additional information on the measurement of the investment in the Shred-it partnership.

4.             Investments

Investments at November 30, 2014 of $456.9 million include an equity method investment in the Shred-it partnership of $341.0 million, other equity method investments of $16.4 million, the cash surrender value of insurance policies of $97.5 million and cost method investments of $2.0 million. Investments at May 31, 2014 of $458.4 million include an equity method investment in the Shred-it partnership of $341.4 million, other equity method investments of $29.7 million, the cash surrender value of insurance policies of $86.5 million and cost method investments of $0.8 million.

Investments are evaluated for impairment on an annual basis or when indicators of impairment exist. For the three and six months ended November 30, 2014 and 2013, no losses due to impairment were recorded.

On April 30, 2014, Cintas completed its partnership transaction with the shareholders of Shred-it to combine Cintas’ document shredding business with Shred-it’s document shredding business. Under the agreement, Cintas and Shred-it each contributed its document shredding business to a newly formed partnership owned 42% by Cintas. The resulting equity method investment (Level 3) in the Shred-it partnership was initially recorded at fair value at $339.4 million derived with a primary reliance upon the income approach utilizing various discounted cash flow models. Fair value was determined by an independent valuation specialist. Management ultimately oversees the independent valuation specialist to ensure that the transaction-specific assumptions are appropriate for Cintas. The following table details quantitative information about significant unobservable inputs used in the initial valuation of Cintas' investment in the Shred-it partnership:

				Range
(Dollars in millions)	Fair Value at April 30, 2014	Valuation Technique	Input	Low	High
Equity method investment - Shred-it partnership	$339.4	Discounted Cash Flow	EBITDA Margin	20.0%	22.0%
			Ratio of capital expenditures to revenues	4.5%	5.5%
			Long-term revenue growth	1.5%	2.0%
			WACC Rate	9.0%	9.0%
In the six months ended November 30, 2014, Cintas received additional proceeds related to the contribution of the shredding business to the Shred-it partnership. The Company realized a pre-tax gain of $6.6 million as a result of the additional consideration received.
On June 30, 2014, Cintas sold stock in an equity method investment. In conjunction with the sale, Cintas also received a cash dividend of $5.2 million. Total cash received from the transaction was $35.2 million. The sale resulted in the recording of a gain, net of tax, of approximately $13.6 million in the six months ended November 30, 2014. As a result, the Company no longer has the ability to exercise significant influence over the investee. Therefore, effective July 1, 2014, the remaining investment retained by Cintas is accounted for under the cost method.

5.             Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations using the two-class method for amounts attributable to Cintas’ common shares:

	Three Months Ended		Six Months Ended
(In thousands except per share data)	November 30, 2014	November 30, 2013	November 30, 2014	November 30, 2013

Basic Earnings per Share from Continuing Operations
Income from continuing operations	$103,446	$84,456	$213,237	$161,854
Less: income from continuing operations allocated to participating securities	880	16	1,493	477
Income from continuing operations available to common shareholders	$102,566	$84,440	$211,744	$161,377
Basic weighted average common shares outstanding	117,115	119,907	116,887	121,025

Basic earnings per share from continuing operations	$0.87	$0.70	$1.81	$1.33

	Three Months Ended		Six Months Ended
(In thousands except per share data)	November 30, 2014	November 30, 2013	November 30, 2014	November 30, 2013

Diluted Earnings per Share from Continuing Operations
Income from continuing operations	$103,446	$84,456	$213,237	$161,854
Less: income from continuing operations allocated to participating securities	880	16	1,493	477
Income from continuing operations available to common shareholders	$102,566	$84,440	$211,744	$161,377
Basic weighted average common shares outstanding	117,115	119,907	116,887	121,025
Effect of dilutive securities – employee stock options & awards	1,540	1,143	1,447	991
Diluted weighted average common shares outstanding	118,655	121,050	118,334	122,016

Diluted earnings per share from continuing operations	$0.86	$0.69	$1.79	$1.32

Basic and diluted earnings per share from discontinued operations were $0.15 and $0.14, respectively, for both the three and six months ended November 30, 2014. Basic and diluted earnings per share from discontinued operations were $0.01 for both the three and six months ended November 30, 2013.

For both the three months ended November 30, 2014 and 2013, options granted to purchase 0.5 million shares of Cintas common stock were excluded from the computation of diluted earnings per share. For the six months ended November 30, 2014 and 2013, options granted to purchase 0.6 million and 0.7 million shares of Cintas common stock, respectively, were excluded from the computation of diluted earnings per share. The exercise prices of these options were greater than the average market price of the common stock (anti-dilutive).

On July 30, 2013, we announced that the Board of Directors authorized a $500.0 million share buyback program, which does not have an expiration date. For the three months ended November 30, 2014, we did not purchase any shares of Cintas common stock. During the six months ended November 30, 2014, we purchased 0.8 million shares of Cintas common stock at an average price of $62.17 per share for a total purchase price of $49.7 million. In the period subsequent to November 30, 2014 through January 9, 2015, we did not purchase any shares of Cintas common stock. From the inception of the July 30, 2013 share buyback program through January 9, 2015, Cintas has purchased a total of 4.1 million shares of Cintas common stock at an average price of $60.19 per share for a total purchase price of $249.2 million. In addition, for the six months ended November 30, 2014, Cintas acquired 0.2 million million shares of Cintas common stock for employee payroll taxes due on restricted stock awards that vested during the six months ended November 30, 2014. These shares were acquired at an average price of $64.07 per share for a total purchase price of $13.9 million. Of the total purchase price, $2.2 million occurred in the three months ended November 30, 2014.

6.             Goodwill, Service Contracts and Other Assets

Effective August 31, 2014, the document imaging and document retention services business was classified as discontinued operations. As a result, goodwill and service contracts related to this business, which were previously included in the Document Management Services operating segment, are included in the Corporate segment. The document imaging and document retention services business was sold in three separate transactions during the three months ended November 30, 2014. See Note 12 entitled Discontinued Operations for more information.

Changes in the carrying amount of goodwill and service contracts for the six months ended November 30, 2014, by operating segment, are as follows:

Goodwill (in thousands)	Rental Uniforms & Ancillary Products	Uniform Direct Sales	First Aid, Safety & Fire Protection	Corporate	Total

Balance as of June 1, 2014	$943,516	$23,905	$221,911	$78,079	$1,267,411
Goodwill acquired	70	—	839	—	909
Goodwill divested in the Storage transactions	—	—	—	(75,660)	(75,660)
Foreign currency translation	(832)	(49)	—	(2,419)	(3,300)
Balance as of November 30, 2014	$942,754	$23,856	$222,750	$—	$1,189,360

Service Contracts (in thousands)	Rental Uniforms & Ancillary Products	Uniform Direct Sales	First Aid, Safety & Fire Protection	Corporate	Total

Balance as of June 1, 2014	$17,171	$—	$28,034	$10,470	$55,675
Service contracts acquired	313	—	2,429	265	3,007
Service contracts amortization	(1,679)	—	(3,530)	(597)	(5,806)
Service contracts divested in the Storage transactions	—	—	—	(9,570)	(9,570)
Foreign currency translation	(1,148)	—	—	(568)	(1,716)
Balance as of November 30, 2014	$14,657	$—	$26,933	$—	$41,590

Information regarding Cintas’ service contracts and other assets is as follows:

	As of November 30, 2014
(In thousands)	Carrying Amount	Accumulated Amortization	Net

Service contracts	$335,591	$294,001	$41,590

Noncompete and consulting agreements	$41,282	$40,060	$1,222
Other	24,397	6,969	17,428
Total	$65,679	$47,029	$18,650

	As of May 31, 2014
(In thousands)	Carrying Amount	Accumulated Amortization	Net

Service contracts	$360,634	$304,959	$55,675

Noncompete and consulting agreements	$49,080	$47,036	$2,044
Other	23,826	6,244	17,582
Total	$72,906	$53,280	$19,626

Amortization expense for continuing operations was $3.5 million and $5.3 million for the three months ended November 30, 2014 and 2013, respectively. Amortization expense for continuing operations was $7.0 million and $10.4 million for the six months ended November 30, 2014 and 2013, respectively.  Estimated amortization expense for continuing operations, excluding any future acquisitions, for each of the next five full fiscal years is $14.0 million, $10.2 million, $6.0 million, $5.0 million and $4.7 million, respectively.

7.             Debt, Derivatives and Hedging Activities

Cintas' senior notes are recorded at cost. The fair value of the senior notes is estimated using Level 2 inputs based on general market prices. The carrying value and fair value of Cintas' long-term debt as of November 30, 2014 were $1,300.0 million and $1,424.6 million, respectively, and as of May 31, 2014 were $1,301.0 million and $1,421.0 million, respectively.

Cintas’ commercial paper program has a capacity of $300.0 million that is fully supported by a backup revolving credit facility through a credit agreement with its banking group.  This revolving credit facility has an accordion feature that allows for a maximum borrowing capacity of $450.0 million and has a maturity date of May 28, 2019. No commercial paper or borrowings on our revolving credit facility were outstanding at November 30, 2014 or May 31, 2014.

Cintas used interest rate lock agreements to hedge against movements in the treasury rates at the time Cintas issued its senior notes in fiscal 2007, fiscal 2008, fiscal 2011 and fiscal 2013. The amortization of the cash flow hedges resulted in an increase to other comprehensive income of $0.5 million for the three months ended November 30, 2014 and 2013 and $1.0 million for the six months ended November 30, 2014 and 2013.

To hedge the exposure of movements in the foreign currency rates, Cintas may use foreign currency hedges. These hedges reduce the impact on cash flows from movements in the foreign currency exchange rates. Examples of foreign currency hedge instruments that Cintas may use are average rate options and forward contracts. Cintas had foreign currency forward contracts included in current accrued liabilities of $0.3 million as of November 30, 2014 and May 31, 2014.

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

8.             Income Taxes

In the normal course of business, Cintas provides for uncertain tax positions and the related interest, and adjusts its unrecognized tax benefits and accrued interest accordingly.  During the three months ended November 30, 2014, unrecognized tax benefits increased by approximately $0.5 million and accrued interest increased by approximately $0.1 million. During the six months ended November 30, 2014, unrecognized tax benefits increased by approximately $1.0 million and accrued interest increased by approximately $0.2 million.

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

10. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss), net of tax:

(In thousands)	Foreign Currency	Unrealized Loss on Derivatives	Other	Total

Balance at June 1, 2014	$41,525	$(12,615)	$(482)	$28,428
Other comprehensive (loss) income before reclassifications	(2,115)	17	—	(2,098)
Amounts reclassified from accumulated other comprehensive income (loss)	—	488	—	488
Net current period other comprehensive (loss) income	(2,115)	505	—	(1,610)
Balance at August 31, 2014	39,410	(12,110)	(482)	26,818
Other comprehensive (loss) income before reclassifications	(9,778)	(21)	3	(9,796)
Amounts reclassified from accumulated other comprehensive income (loss)	—	488	—	488
Net current period other comprehensive (loss) income	(9,778)	467	3	(9,308)
Balance at November 30, 2014	$29,632	$(11,643)	$(479)	$17,510

(In thousands)	Foreign Currency	Unrealized Loss on Derivatives	Other	Total

Balance at June 1, 2013	$51,312	$(14,339)	$1,150	$38,123
Other comprehensive loss before reclassifications	(646)	—	(14)	(660)
Amounts reclassified from accumulated other comprehensive income (loss)	—	488	—	488
Net current period other comprehensive (loss) income	(646)	488	(14)	(172)
Balance at August 31, 2013	50,666	(13,851)	1,136	37,951
Other comprehensive income (loss) before reclassifications	2,040	(189)	(4)	1,847
Amounts reclassified from accumulated other comprehensive income (loss)	—	488	—	488
Net current period other comprehensive income (loss)	2,040	299	(4)	2,335
Balance at November 30, 2013	$52,706	$(13,552)	$1,132	$40,286

The following table summarizes the reclassifications out of accumulated other comprehensive income (loss):

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line in the Consolidated Condensed Statements of Income
	Three Months Ended		Six Months Ended
(In thousands)	November 30, 2014	November 30, 2013	November 30, 2014	November 30, 2013

Amortization of interest rate locks	$(783)	$(783)	$(1,565)	$(1,565)	Interest expense
Tax benefit	295	295	589	589	Income taxes
Amortization of interest rate locks, net of tax	$(488)	$(488)	$(976)	$(976)	Net of tax

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

Prior to August 31, 2014, Cintas classified its business into four operating segments. The Document Management Services operating segment is no longer considered an operating segment for fiscal 2015 and beyond. This operating segment consisted of document shredding, document imaging and document retention services. On April 30, 2014, Cintas completed its partnership transaction with the shareholders of Shred-it to combine Cintas' shredding business with Shred-it's shredding business. The document destruction business is reported in the corporate segment for the three- and six-month periods ended November 30, 2013. Additionally, effective August 31, 2014, the document imaging and document retention services business is classified as discontinued operations. The document imaging and document retention services business has been excluded from segment results for all periods presented. Please see Note 12 entitled Discontinued Operations for additional information.

Cintas evaluates the performance of each operating segment based on several factors of which the primary financial measures are operating segment revenue and income before income taxes. The accounting policies of the operating segments are the same as those described in Note 1 entitled Basis of Presentation. Information related to the operations of Cintas’ operating segments is set forth below:

(In thousands)	Rental Uniforms & Ancillary Products	Uniform Direct Sales	First Aid, Safety & Fire Protection	Corporate (1)	Total

For the three months ended November 30, 2014
Revenue	$865,428	$117,521	$140,430	$—	$1,123,379
Income (loss) before income taxes	$156,480	$10,370	$14,733	$(16,318)	$165,265

For the three months ended November 30, 2013
Revenue	$804,316	$121,883	$124,585	$73,147	$1,123,931
Income (loss) before income taxes	$126,070	$13,864	$10,585	$(14,709)	$135,810

As of and for the six months ended November 30, 2014
Revenue	$1,722,300	$222,666	$280,490	$—	$2,225,456
Income (loss) before income taxes	$299,161	$19,557	$26,353	$(4,490)	$340,581
Total assets	$2,939,994	$138,306	$429,800	$1,189,471	$4,697,571

As of and for the six months ended November 30, 2013
Revenue	$1,597,182	$229,345	$250,460	$147,190	$2,224,177
Income (loss) before income taxes	$243,463	$22,545	$22,031	$(29,072)	$258,967
Total assets	$2,838,831	$159,465	$418,787	$948,315	$4,365,398

(1) Corporate assets as of November 30, 2014 include the investment in the Shred-it partnership. Corporate assets also include the real estate assets of the document storage and imaging business that were not included in the sale transactions. Corporate assets as of November 30, 2013 include the assets of the document storage and imaging business. Corporate results for the three months ended November 30, 2013 include the revenue ($73.1 million) and income before income taxes ($1.7 million) of the document shredding business. Corporate results and assets as of and for the six months ended November 30, 2013 include the revenue ($147.2 million), income before income taxes ($3.8 million) and assets ($480.8 million) of the document shredding business.

12.      Discontinued Operations

Effective August 31, 2014, Cintas' document imaging and document retention services business was classified as discontinued operations. The business was previously included in the Document Management Services operating segment. In accordance with the applicable accounting guidance for the disposal of long-lived assets, the results of the document imaging and document retention services business have been excluded from both continuing operations and segment results for all periods presented.

In the quarter ended November 30, 2014, Cintas sold the document imaging and document retention services business. The business, excluding related real estate owned by Cintas, was sold in three separate transactions to three separate buyers. Cash proceeds received at the closing of each transaction total $154.0 million, net of cash contributed. Each transaction involves contingent consideration that the Company has an opportunity to receive if specified future events occur. Because of the uncertainty surrounding the future events, gain contingencies have not been recorded. Certain real estate owned by Cintas is being leased by the buyers. These lease payments do not represent a material direct cash flow of the disposed document imaging and document retention services business and therefore does not impact the classification of the business as a discontinued operation.

Following is selected financial information included in net income from discontinued operations for the document imaging and document retention services business:

	Three Months Ended		Six Months Ended
(In thousands)	November 30, 2014	November 30, 2013(1)	November 30, 2014	November 30, 2013(1)

Revenue	$10,594	$19,822	$31,379	$39,919

(Loss) income before income taxes	(5,279)	760	(4,703)	1,218
Income tax (benefit) expense	(2,053)	354	(1,794)	456
Gain on sale of business	34,137	—	34,137	—
Income tax expense on gain	13,945	—	13,945	—
Net income from discontinued operations	$16,966	$406	$17,283	$762

(1) Results for the three and six months ended November 30, 2013 were previously included in continuing operations.

Certain real estate assets and related liabilities were not included in the sale transactions, but opportunities for these assets are being evaluated; as such, these are classified as held for sale as of November 30, 2014. As allowed under applicable accounting guidance, the May 31, 2014 balance sheet amounts for these assets and liabilities remain in their natural classifications.

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

Condensed consolidating financial statements for Cintas, Corp. 2, the subsidiary guarantors and non-guarantors are presented on the following pages:

Condensed Consolidating Income Statement
Three Months Ended November 30, 2014
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Rental uniforms and ancillary products	$—	$664,057	$180,725	$55,155	$(34,509)	$865,428
Other services	—	362,596	8,224	19,488	(132,357)	257,951
Equity in net income of affiliates	103,446	—	—	—	(103,446)	—
	103,446	1,026,653	188,949	74,643	(270,312)	1,123,379
Costs and expenses (income):
Cost of rental uniforms and ancillary products	—	405,805	103,225	37,924	(68,994)	477,960
Cost of other services	—	245,641	(3,938)	11,791	(89,499)	163,995
Selling and administrative expenses	—	309,060	(20,210)	18,450	(7,051)	300,249
Operating income	103,446	66,147	109,872	6,478	(104,768)	181,175

Interest income	—	(5)	(15)	—	1	(19)
Interest expense	—	16,435	(497)	(9)	—	15,929

Income before income taxes	103,446	49,717	110,384	6,487	(104,769)	165,265
Income taxes	—	18,598	41,639	1,601	(19)	61,819
Income from continuing operations	103,446	31,119	68,745	4,886	(104,750)	103,446

Income from discontinued operations, net of tax	16,966	15,215	—	1,751	(16,966)	16,966

Net income	$120,412	$46,334	$68,745	$6,637	$(121,716)	$120,412

Condensed Consolidating Income Statement
Three Months Ended November 30, 2013
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Rental uniforms and ancillary products	$—	$614,742	$164,985	$56,104	$(31,515)	$804,316
Other services		410,548	9,165	23,948	(124,046)	319,615
Equity in net income of affiliates	84,456	—	—	—	(84,456)	—
	84,456	1,025,290	174,150	80,052	(240,017)	1,123,931
Costs and expenses (income):
Cost of rental uniforms and ancillary products	—	390,215	96,831	39,465	(67,399)	459,112
Cost of other services	—	268,458	(3,091)	15,124	(82,751)	197,740
Selling and administrative expenses	—	310,278	(10,963)	20,546	(4,993)	314,868
Operating income	84,456	56,339	91,373	4,917	(84,874)	152,211

Interest income	—	(11)	(72)	(2)	1	(84)
Interest expense	—	16,468	16	1	—	16,485

Income before income taxes	84,456	39,882	91,429	4,918	(84,875)	135,810
Income taxes	—	15,147	34,707	1,514	(14)	51,354
Income from continuing operations	84,456	24,735	56,722	3,404	(84,861)	84,456

Income (loss) from discontinued operations, net of tax	406	537	—	(131)	(406)	406

Net income	$84,862	$25,272	$56,722	$3,273	$(85,267)	$84,862

Condensed Consolidating Income Statement
Six Months Ended November 30, 2014
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Rental uniforms and ancillary products	$—	$1,323,044	$357,431	$111,436	$(69,611)	$1,722,300
Other services	—	705,963	15,180	36,812	(254,799)	503,156
Equity in net income of affiliates	213,237	—	—	—	(213,237)	—
	213,237	2,029,007	372,611	148,248	(537,647)	2,225,456
Costs and expenses (income):
Cost of rental uniforms and ancillary products	—	804,077	207,384	75,900	(138,792)	948,569
Cost of other services	—	473,880	(9,087)	23,058	(170,334)	317,517
Selling and administrative expenses	—	623,063	(33,164)	37,524	(12,716)	614,707
Operating income	213,237	127,987	207,478	11,766	(215,805)	344,663

Gain on deconsolidation of Shredding business	—	6,619	—	—	—	6,619

Gain on sale of stock of an equity method investment	—	—	21,739	—	—	21,739

Interest income	—	(10)	(63)	—	1	(72)
Interest expense (income)	—	32,844	(327)	(5)	—	32,512

Income before income taxes	213,237	101,772	229,607	11,771	(215,806)	340,581
Income taxes	—	37,876	85,846	3,652	(30)	127,344
Income from continuing operations	213,237	63,896	143,761	8,119	(215,776)	213,237

Income from discontinued operations, net of tax	17,283	15,588	—	1,695	(17,283)	17,283

Net income	$230,520	$79,484	$143,761	$9,814	$(233,059)	$230,520

Condensed Consolidating Income Statement
Six Months Ended November 30, 2013
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Rental uniforms and ancillary products	$—	$1,220,500	$327,550	$111,069	$(61,937)	$1,597,182
Other services	—	805,741	17,714	44,617	(241,077)	626,995
Equity in net income of affiliates	161,854	—	—	—	(161,854)	—
	161,854	2,026,241	345,264	155,686	(464,868)	2,224,177
Costs and expenses (income):
Cost of rental uniforms and ancillary products	—	773,934	194,998	78,021	(133,110)	913,843
Cost of other services	—	524,697	(6,214)	28,344	(159,667)	387,160
Selling and administrative expenses	—	614,383	(15,822)	41,988	(9,198)	631,351
Operating income	161,854	113,227	172,302	7,333	(162,893)	291,823

Interest income	—	(19)	(125)	(14,696)	14,688	(152)
Interest expense	—	32,948	60	—	—	33,008

Income before income taxes	161,854	80,298	172,367	22,029	(177,581)	258,967
Income taxes	—	30,136	64,688	2,333	(44)	97,113
Income from continuing operations	161,854	50,162	107,679	19,696	(177,537)	161,854

Income (loss) from discontinued operations, net of tax	762	791	—	(29)	(762)	762

Net income	$162,616	$50,953	$107,679	$19,667	$(178,299)	$162,616

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended November 30, 2014
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$120,412	$46,334	$68,745	$6,637	$(121,716)	$120,412

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	—	(9,778)	—	(9,778)
Change in fair value of derivatives	—	—	—	(21)	—	(21)
Amortization of interest rate lock agreements	—	488	—	—	—	488
Change in fair value of available-for-sale securities	—	—	—	3	—	3

Other comprehensive income (loss)	—	488	—	(9,796)	—	(9,308)

Comprehensive income (loss)	$120,412	$46,822	$68,745	$(3,159)	$(121,716)	$111,104

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended November 30, 2013
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$84,862	$25,272	$56,722	$3,273	$(85,267)	$84,862

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	—	(2)	—	2,042	—	2,040
Change in fair value of derivatives	—	—	—	(189)	—	(189)
Amortization of interest rate lock agreements	—	488	—	—	—	488
Change in fair value of available-for-sale securities	—	—	—	(4)	—	(4)

Other comprehensive income	—	486	—	1,849	—	2,335

Comprehensive income	$84,862	$25,758	$56,722	$5,122	$(85,267)	$87,197

Condensed Consolidating Statement of Comprehensive Income
Six Months Ended November 30, 2014
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$230,520	$79,484	$143,761	$9,814	$(233,059)	$230,520

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	—	(11,893)	—	(11,893)
Change in fair value of derivatives	—	—	—	(4)	—	(4)
Amortization of interest rate lock agreements	—	976	—	—	—	976
Change in fair value of available-for-sale securities	—	—	—	3	—	3

Other comprehensive income (loss)	—	976	—	(11,894)	—	(10,918)

Comprehensive income (loss)	$230,520	$80,460	$143,761	$(2,080)	$(233,059)	$219,602

Condensed Consolidating Statement of Comprehensive Income
Six Months Ended November 30, 2013
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$162,616	$50,953	$107,679	$19,667	$(178,299)	$162,616

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	5	—	1,389	—	1,394
Change in fair value of derivatives	—	(189)	—	—	—	(189)
Amortization of interest rate lock agreements	—	976	—	—	—	976
Change in fair value of available-for-sale securities	—	—	(13)	(5)	—	(18)

Other comprehensive income (loss)	—	792	(13)	1,384	—	2,163

Comprehensive income	$162,616	$51,745	$107,666	$21,051	$(178,299)	$164,779

Condensed Consolidating Balance Sheet
As of November 30, 2014
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$78,454	$640,555	$107,715	$—	$826,724
Accounts receivable, net	—	369,156	106,807	34,190	—	510,153
Inventories, net	—	205,260	17,486	9,994	3,120	235,860
Uniforms and other rental items in service	—	391,666	117,622	38,663	(19,619)	528,332
Deferred tax asset (liability)	—	484	(484)	—	—	—
Assets held for sale	—	21,320	—	—	—	21,320
Prepaid expenses and other current assets	—	4,798	17,696	1,097	—	23,591
Total current assets	—	1,071,138	899,682	191,659	(16,499)	2,145,980

Property and equipment, at cost, net	—	511,671	257,085	76,371	—	845,127

Investments	321,083	2,083,114	891,165	949,301	(3,787,799)	456,864
Goodwill	—	—	1,172,788	16,684	(112)	1,189,360
Service contracts, net	—	41,531	42	17	—	41,590
Other assets, net	1,399,495	7,798	2,253,641	8,628	(3,650,912)	18,650
	$1,720,578	$3,715,252	$5,474,403	$1,242,660	$(7,455,322)	$4,697,571

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$(465,246)	$(691,066)	$1,265,849	$24,070	$38,022	$171,629
Accrued compensation and related liabilities	—	39,839	16,441	4,168	—	60,448
Accrued liabilities	—	67,586	423,483	11,792	—	502,861
Income taxes, current	—	10,396	6,596	467	—	17,459
Deferred tax liability	—	—	89,787	8,526	—	98,313
Liabilities held for sale	—	1,054	—	—	—	1,054
Long-term debt due within one year	—	292	(292)	—	—	—
Total current liabilities	(465,246)	(571,899)	1,801,864	49,023	38,022	851,764

Long-term liabilities:
Long-term debt due after one year	—	1,308,842	(9,242)	400	—	1,300,000
Deferred income taxes	—	(6)	237,161	(3,558)	—	233,597
Accrued liabilities	—	—	107,860	1,016	—	108,876
Total long-term liabilities	—	1,308,836	335,779	(2,142)	—	1,642,473
Total shareholders’ equity	2,185,824	2,978,315	3,336,760	1,195,779	(7,493,344)	2,203,334
	$1,720,578	$3,715,252	$5,474,403	$1,242,660	$(7,455,322)	$4,697,571

Condensed Consolidating Balance Sheet
As of May 31, 2014
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$73,540	$399,525	$40,223	$—	$513,288
Accounts receivable, net	—	366,629	97,869	43,929	—	508,427
Inventories, net	—	215,974	20,745	9,650	4,870	251,239
Uniforms and other rental items in service	—	374,666	112,467	38,240	(18,836)	506,537
Income taxes, current	—	1,549	(1,549)	—	—	—
Prepaid expenses and other current assets	—	7,058	14,752	4,380	—	26,190
Total current assets	—	1,039,416	643,809	136,422	(13,966)	1,805,681

Property and equipment, at cost, net	—	533,665	225,677	96,360	—	855,702

Investments	321,083	2,081,094	893,647	1,015,343	(3,852,810)	458,357
Goodwill	—	—	1,211,716	55,807	(112)	1,267,411
Service contracts, net	—	51,248	53	4,374	—	55,675
Other assets, net	1,378,100	8,900	2,189,527	9,044	(3,565,945)	19,626
	$1,699,183	$3,714,323	$5,164,429	$1,317,350	$(7,432,833)	$4,462,452

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$(465,247)	$(545,526)	$1,092,545	$30,281	$38,017	$150,070
Accrued compensation and related liabilities	—	56,581	22,590	5,855	—	85,026
Accrued liabilities	—	79,614	208,983	11,876	(746)	299,727
Income taxes, current	—	—	4,915	1,045	—	5,960
Deferred tax liability	—	(510)	80,575	8,780	—	88,845
Long-term debt due within one year	—	773	(270)	—	—	503
Total current liabilities	(465,247)	(409,068)	1,409,338	57,837	37,271	630,131

Long-term liabilities:
Long-term debt due after one year	—	1,309,611	(10,380)	500	746	1,300,477
Deferred income taxes	—	(6)	251,924	(5,874)	—	246,044
Accrued liabilities	—	—	92,069	873	—	92,942
Total long-term liabilities	—	1,309,605	333,613	(4,501)	746	1,639,463
Total shareholders’ equity	2,164,430	2,813,786	3,421,478	1,264,014	(7,470,850)	2,192,858
	$1,699,183	$3,714,323	$5,164,429	$1,317,350	$(7,432,833)	$4,462,452

Condensed Consolidating Statement of Cash Flows
Six Months Ended November 30, 2014
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Cash flows from operating activities:
Net income	$230,520	$79,484	$143,761	$9,814	$(233,059)	$230,520
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	—	38,814	25,972	5,665	—	70,451
Amortization of intangible assets	—	7,251	27	424	—	7,702
Stock-based compensation	24,785	—	—	—	—	24,785
Gain on sale of Storage businesses	—	(31,113)	—	(3,024)	—	(34,137)
Gain on deconsolidation of Shredding business	—	(6,619)	—	—	—	(6,619)
Gain on sale of stock of an equity method investment	—	—	(21,739)	—	—	(21,739)
Deferred income taxes		26	9,073	1,247	—	10,346
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	—	(6,468)	(8,938)	2,659	—	(12,747)
Inventories, net	—	10,737	3,258	(898)	1,750	14,847
Uniforms and other rental items in service	—	(17,000)	(5,155)	(2,101)	783	(23,473)
Prepaid expenses and other current assets	—	327	(2,943)	(6)	—	(2,622)
Accounts payable	—	(144,224)	171,596	605	5	27,982
Accrued compensation and related liabilities	—	(16,742)	(6,148)	(2,221)	—	(25,111)
Accrued liabilities	—	(8,174)	28,401	3,807	746	24,780
Income taxes, current	—	11,945	(3,814)	(523)	—	7,608
Net cash provided by (used in) operating activities	255,305	(81,756)	333,351	15,448	(229,775)	292,573

Cash flows from investing activities:
Capital expenditures	—	(49,870)	(57,388)	(5,767)	—	(113,025)
Purchase of marketable securities and investments	—	(2,020)	55,053	—	(65,011)	(11,978)
Proceeds from Storage transactions, net of cash contributed	—	93,387	—	60,609	—	153,996
Proceeds from Shredding transaction	—	3,344	—	—	—	3,344
Proceeds from sale of stock of an equity method investment	—	—	29,933	—	—	29,933
Dividends received on equity method investment	—	—	5,247	—	—	5,247
Acquisitions of businesses, net of cash acquired	—	(3,015)	—	—	—	(3,015)
Other, net	(214,210)	44,502	(126,280)	2,137	295,532	1,681
Net cash (used in) provided by investing activities	(214,210)	86,328	(93,435)	56,979	230,521	66,183

Cash flows from financing activities:
Repayment of debt	—	(634)	1,114	(98)	(746)	(364)
Exercise of stock-based compensation awards	22,478	—	—	(6)	—	22,472
Repurchase of common stock	(63,573)	—	—	—	—	(63,573)
Other, net	—	976	—	782	—	1,758
Net cash provided by (used in) financing activities	(41,095)	342	1,114	678	(746)	(39,707)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(5,613)	—	(5,613)

Net increase in cash and cash equivalents	—	4,914	241,030	67,492	—	313,436
Cash and cash equivalents at beginning of period	—	73,540	399,525	40,223	—	513,288
Cash and cash equivalents at end of period	$—	$78,454	$640,555	$107,715	$—	$826,724

Condensed Consolidating Statement of Cash Flows
Six Months Ended November 30, 2013
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Cash flows from operating activities:
Net income	$162,616	$50,953	$107,679	$19,667	$(178,299)	$162,616
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	—	51,331	26,590	7,259	—	85,180
Amortization of intangible assets	—	10,683	83	975	—	11,741
Stock-based compensation	14,624	—	—	—	—	14,624
Deferred income taxes	—	—	9,553	(254)	—	9,299
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	—	(18,508)	(3,886)	(1,361)	—	(23,755)
Inventories, net	—	(15,354)	5,503	506	113	(9,232)
Uniforms and other rental items in service	—	(10,679)	(1,888)	(1,009)	882	(12,694)
Prepaid expenses	—	484	(3,146)	886	—	(1,776)
Accounts payable	—	(27,917)	7,208	1,494	—	(19,215)
Accrued compensation and related liabilities	—	(13,303)	(5,217)	(861)	—	(19,381)
Accrued liabilities	—	2,366	10,523	(2,269)	767	11,387
Income taxes, current	—	13,163	1,038	(715)	—	13,486
Net cash provided by operating activities	177,240	43,219	154,040	24,318	(176,537)	222,280

Cash flows from investing activities:
Capital expenditures	—	(53,379)	(17,113)	(6,293)	—	(76,785)
Proceeds from redemption of marketable securities	—	—	5,659	39,455	—	45,114
Purchase of marketable securities and investments	—	(1,034)	(35,506)	(43,699)	24,826	(55,413)
Acquisitions of businesses, net of cash acquired	—	(12,364)	(125)	(20,025)	—	(32,514)
Other, net	(37,637)	45,550	(146,725)	(14,594)	152,477	(929)
Net cash used in investing activities	(37,637)	(21,227)	(193,810)	(45,156)	177,303	(120,527)

Cash flows from financing activities:
Proceeds from issuance of debt	—	—	2,109	(2,109)	—	—
Repayment of debt	—	(8,086)	1,024	(8)	(767)	(7,837)
Exercise of stock-based compensation awards	21,311	—	—	—	—	21,311
Repurchase of common stock	(164,200)	—	—	—	—	(164,200)
Other, net	3,286	976	—	2,061	—	6,323
Net cash (used in) provided by financing activities	(139,603)	(7,110)	3,133	(56)	(767)	(144,403)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(289)	—	(289)

Net increase (decrease) in cash and cash equivalents	—	14,882	(36,637)	(21,183)	(1)	(42,939)
Cash and cash equivalents at beginning of period	—	54,511	247,070	50,692	—	352,273
Cash and cash equivalents at end of period	$—	$69,393	$210,433	$29,509	$(1)	$309,334

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

RESULTS OF OPERATIONS

Effective August 31, 2014, Cintas classifies its businesses into three operating segments based on the types of products and services provided.  The Rental Uniforms and Ancillary Products operating segment consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items.  In addition to these rental items, restroom cleaning services and supplies and carpet and tile cleaning services are also provided within this operating segment.  The Uniform Direct Sales operating segment consists of the direct sale of uniforms and related items.  The First Aid, Safety and Fire Protection Services operating segment consists of first aid, safety and fire protection products and services. Revenue and income before income taxes for each of these operating segments for the three and six months ended November 30, 2014 and 2013 are presented in Note 11 entitled Segment Information of “Notes to Consolidated Condensed Financial Statements.”

Previously, Cintas classified its businesses into four operating segments. The Document Management Services operating segment is no longer considered an operating segment for fiscal 2015 and beyond. This operating segment consisted of document destruction, document imaging and document retention services. On April 30, 2014, Cintas completed its partnership transaction with the shareholders of Shred-it International Inc. (Shred-it) to combine Cintas' document destruction, or shredding, business with Shred-it's shredding business. Due to the deconsolidation of the shredding business, fiscal 2015 results exclude the results of the shredding business. This business remains reported in continuing operations for the three and six months ended November 30, 2013. Based on the change in reportable operating segments, the results of the document destruction business for the three and six months ended November 30, 2013 are presented in the Corporate segment. Additionally, effective August 31, 2014, the document imaging and document retention services business is reported as a discontinued operation for all periods presented and has been excluded from continuing operations and from segment results for all periods presented. In the quarter ended November 30, 2014, Cintas sold its document imaging and document retention services business (Storage). Please see Note 12 entitled Discontinued Operations of "Notes to Consolidated Financial Statements" for additional information.

Consolidated Results

Three Months Ended November 30, 2014 Compared to Three Months Ended November 30, 2013

Total revenue for the three months ended November 30, 2014 was about equal to the amount realized in the same period of the prior fiscal year. However, on an organic basis, revenue increased 7.2% as a result of increased sales volume. Organic growth excludes the impact of acquisitions, disposals and deconsolidations, and foreign currency exchange rate fluctuations. Revenue growth was negatively impacted 7.0% because of the deconsolidation of the shredding business, which contributed $73.1 million of revenue in the three months ended November 31, 2013, and 0.4% due to foreign currency changes. Acquisitions positively impacted the growth rate by 0.2%.

Rental Uniforms and Ancillary Products operating segment revenue increased 7.6% for the three months ended November 30, 2014 over the same period in the prior fiscal year, from $804.3 million to $865.4 million. Revenue increased organically by 8.1%. Revenue growth was negatively impacted 0.5% due to foreign currency changes. Growth was driven by many factors including new business sold by sales representatives and penetration of additional products and services into existing customers.

Other Services revenue, consisting of revenue from the Uniform Direct Sales operating segment, First Aid, Safety and Fire Protection Services operating segment and the shredding business, decreased 19.3% for the three months ended November 30, 2014 compared to the same period in the prior fiscal year, from $319.6 million to $258.0 million. Revenue increased organically by 4.5%. Revenue growth was negatively impacted 24.0% due to the deconsolidation of the shredding business and 0.2% due to foreign currency changes. Acquisitions positively impacted the growth rate by 0.4%.

Cost of rental uniforms and ancillary products consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other ancillary items. Cost of rental uniforms and ancillary products increased $18.8 million, or 4.1%, for the three months ended November 30, 2014, compared to the three months ended November 30, 2013. This increase was due to higher Rental Uniforms and Ancillary Products operating segment sales volume.

Cost of other services consists primarily of cost of goods sold (predominantly uniforms and first aid, safety and fire protection products), delivery expenses and distribution expenses in the Uniform Direct Sales operating segment, the First Aid, Safety and Fire Protection Services operating segment, and the shredding business. Cost of other services decreased $33.7 million, or 17.1%, for the three months ended November 30, 2014, compared to the three months ended November 30, 2013. The decrease was primarily due to the deconsolidation of the shredding business.

Selling and administrative expenses decreased $14.6 million, or 4.6%, for the three months ended November 30, 2014, compared to the three months ended November 30, 2013. The majority of the decrease was due to the deconsolidation of the shredding business.

Net interest expense (interest expense less interest income) was $15.9 million for the three months ended November 30, 2014, compared to $16.4 million for the second quarter of fiscal 2014. The decrease was primarily due to an increase in capitalized interest on capital projects.

Cintas’ effective tax rate on continuing operations was 37.4% for the three months ended November 30, 2014, compared to 37.8% for the three months ended November 30, 2013. The effective tax rate can fluctuate from quarter to quarter based upon tax reserve changes related to specific items.

Net income from continuing operations increased $19.0 million, or 22.5%, for the three months ended November 30, 2014, from the same period in the prior fiscal year, as explained above. Diluted earnings per share from continuing operations was $0.86 for the three months ended November 30, 2014, which was an increase of 24.6% compared to the same period in the prior fiscal year. Diluted earnings per share from continuing operations increased due to an increase in earnings from continuing operations combined with a decrease in weighted average common shares outstanding. The decrease in common shares outstanding resulted from purchasing 4.2 million shares of common stock under the October 18, 2011 and July 30, 2013 share buyback programs since the beginning of the third quarter of fiscal 2014 through the second quarter of fiscal 2015.

Rental Uniforms and Ancillary Products Operating Segment

Three Months Ended November 30, 2014 Compared to Three Months Ended November 30, 2013

Rental Uniforms and Ancillary Products operating segment revenue increased from $804.3 million to $865.4 million, or 7.6%, for the three months ended November 30, 2014, over the same quarter in the prior fiscal year, and the cost of rental uniforms and ancillary products increased $18.8 million, or 4.1%. The operating segment’s gross margin was $387.5 million, or 44.8% of revenue. The gross margin was 190 basis points higher than the prior fiscal year’s second quarter gross margin of 42.9%. The increase was driven by many factors including increased revenue from existing customers and continuously improving the efficiency of processes.

Selling and administrative expenses increased $11.9 million due primarily to labor and other employee-partner related expenses, and decreased 50 basis points, to 26.7% of revenue, compared to 27.2% in the second quarter of the prior fiscal year. The improvement as a percent of revenue was due to increased revenue covering infrastructure costs.

Income before income taxes increased $30.4 million to $156.5 million for the Rental Uniforms and Ancillary Products operating segment for the second quarter of fiscal 2015 compared to the same quarter last fiscal year. Income before income taxes was 18.1% of the operating segment’s revenue, which was a 240 basis point increase compared to the second quarter of the prior fiscal year. This increase was due primarily to the increase in gross margin and lower selling and administrative expenses as a percent of revenue previously discussed.

Uniform Direct Sales Operating Segment

Three Months Ended November 30, 2014 Compared to Three Months Ended November 30, 2013

Uniform Direct Sales operating segment revenue decreased from $121.9 million to $117.5 million, or 3.6%, for the three months ended November 30, 2014, from the same quarter in the prior fiscal year, due to fewer large uniform customer roll-outs. Revenue decreased organically by 3.2%. Revenue growth was negatively impacted 0.4% due to foreign currency changes.

Cost of uniform direct sales decreased $1.7 million, or 1.9%, for the three months ended November 30, 2014, compared to the same quarter in the prior fiscal year. The gross margin as a percent of revenue was 27.6% for the three months ended November 30, 2014, which is a 120 basis point decrease compared to the gross margin of 28.8% in the same quarter of the prior fiscal year. The decreased margin resulted from a decrease in sales volume and a sales mix that was more weighted towards lower margin customer accounts.

Selling and administrative expenses increased $0.8 million compared to the second quarter of the prior fiscal year due mostly to foreign currency changes. Selling and administrative expenses as a percent of revenue, at 18.8%, increased 130 basis points compared to the three months ended November 30, 2013, due mostly to lower operating segment revenue.

Income before income taxes decreased $3.5 million for the Uniform Direct Sales operating segment for the second quarter of fiscal 2015 compared to the same quarter last fiscal year. Income before income taxes was 8.8% of the operating segment’s revenue, which is a 260 basis point decrease compared to the same quarter last fiscal year. This decrease was primarily due to the decrease in gross margin and higher selling and administrative expenses as a percent of revenue discussed above.

First Aid, Safety and Fire Protection Services Operating Segment

Three Months Ended November 30, 2014 Compared to Three Months Ended November 30, 2013

First Aid, Safety and Fire Protection Services operating segment revenue increased from $124.6 million to $140.4 million, or 12.7%, for the three months ended November 30, 2014. Revenue increased organically by 12.1% as a result of increased sales volume. The 0.6% difference in growth rates represents growth derived through acquisitions.

Cost of first aid, safety and fire protection services increased $8.4 million, or 11.9%, for the three months ended November 30, 2014, over the three months ended November 30, 2013, due to increased sales volume. The gross margin as a percent of revenue was 43.8% for the quarter ended November 30, 2014, which is a 40 basis point increase compared to the gross margin as a percent of revenue of 43.4% in the same quarter of the prior fiscal year. The gross margin increased due to an improved sales mix of higher margin products and services.

Selling and administrative expenses increased $3.3 million compared to the same quarter in the prior fiscal year. The increase was due primarily to labor and other employee-partner related expenses. Selling and administrative expenses as a percent of revenue improved to 33.3% from 34.9% in the second quarter of fiscal 2014 as revenue growth outpaced the increase in expenses.

Income before income taxes for the First Aid, Safety and Fire Protection Services operating segment increased $4.1 million to $14.7 million for the three months ended November 30, 2014, compared to the same quarter in the prior fiscal year, due to the increase in revenue. Income before income taxes, at 10.5% of the operating segment’s revenue, was a 200 basis point increase compared to the same quarter last fiscal year due to the reasons discussed above.

Consolidated Results

Six Months Ended November 30, 2014 Compared to Six Months Ended November 30, 2013

Total revenue increased 0.1% for the six months ended November 30, 2014 over the same period in the prior fiscal year, from $2,224.2 million to $2,225.5 million. Revenue increased organically by 7.3% as a result of increased sales volume. Organic growth excludes the impact of acquisitions, disposals and deconsolidations, and foreign currency exchange rate fluctuations. Revenue growth was negatively impacted 7.1% due to the deconsolidation of the shredding business, which contributed $147.2 million of revenue in the six months ended November 30, 2014, and 0.3% due to foreign currency changes. Acquisitions positively impacted the growth rate by 0.2%.

Rental Uniforms and Ancillary Products operating segment revenue increased 7.8% for the six months ended November 30, 2014 over the same period in the prior fiscal year, from $1,597.2 million to $1,722.3 million. Revenue increased organically by 8.2%. Revenue growth was negatively impacted 0.4% due to foreign currency changes. Growth was driven by many factors including new business sold by sales representatives and penetration of additional products and services into existing customers.

Other Services revenue, consisting of revenue from the Uniform Direct Sales operating segment, First Aid, Safety and Fire Protection Services operating segment and the shredding business, decreased 19.8% for the six months ended November 30, 2014 from the same period in the prior fiscal year, from $627.0 million to $503.2 million. Revenue increased organically by 4.5%. Revenue growth was negatively impacted 24.6% due to the deconsolidation of the shredding business and 0.1% due to foreign currency changes. Acquisitions positively impacted the growth rate by 0.4%.

Cost of rental uniforms and ancillary products consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other ancillary items. Cost of rental uniforms and ancillary products increased $34.7 million, or 3.8%, for the six months ended November 30, 2014, compared to the six months ended November 30, 2013. This increase was due to higher operating segment sales volume.

Cost of other services consists primarily of cost of goods sold (predominantly uniforms and first aid, safety and fire protection products), delivery expenses and distribution expenses in the Uniform Direct Sales operating segment, the First Aid, Safety and Fire Protection Services operating segment, and the shredding business. Cost of other services decreased $69.6 million, or 18.0%, for the six months ended November 30, 2014, compared to the six months ended November 30, 2013. The decrease was primarily due to the deconsolidation of the shredding business.

Selling and administrative expenses decreased $16.6 million, or 2.6%, for the six months ended November 30, 2014, compared to the six months ended November 30, 2013. The majority of the decrease was due to the deconsolidation of the shredding business.

In the six months ended November 30, 2014, Cintas received additional proceeds from Shred-it related to the contribution of the shredding business to the Shred-it partnership. The Company realized a gain of $6.6 million as a result of the additional consideration received. Also in the period, Cintas sold stock in an equity method investment. In conjunction with the sale, the Company received a cash dividend. The sale resulted in the recording of a gain of $21.7 million in the six months ended November 30, 2014.

Net interest expense (interest expense less interest income) was $32.4 million for the six months ended November 30, 2014, compared to $32.9 million for the same period of fiscal 2014. The decrease was primarily due to an increase in capitalized interest on capital projects.

Cintas’ effective tax rate on continuing operations was 37.4% for the six months ended November 30, 2014, compared to 37.5% for the six months ended November 30, 2013.

Net income from continuing operations increased $51.4 million, or 31.7%, for the six months ended November 30, 2014 from the same period in the prior fiscal year, due to the reasons explained above. Diluted earnings per share from continuing operations was $1.79 for the six months ended November 30, 2014, which was an increase of 35.6% compared to the same period in the prior fiscal year. Diluted earnings per share from continuing operations increased due to an increase in earnings from continuing operations combined with a decrease in weighted average common shares outstanding. The decrease in common shares outstanding resulted from purchasing 4.2 million shares of common stock under the October 18, 2011 and July 30, 2013 share buyback programs since the beginning of the third quarter of fiscal 2014 through the second quarter of fiscal 2015.

Rental Uniforms and Ancillary Products Operating Segment

Six Months Ended November 30, 2014 Compared to Six Months Ended November 30, 2013

Rental Uniforms and Ancillary Products operating segment revenue increased from $1,597.2 million to $1,722.3 million, or 7.8%, for the six months ended November 30, 2014, over the same quarter in the prior fiscal year, and the cost of rental uniforms and ancillary products increased $34.7 million, or 3.8%. The operating segment’s gross margin was $773.7 million, or 44.9% of revenue. The gross margin as a percent of revenue was 210 basis points higher than the same period of the prior fiscal year of 42.8%. The increase was driven by many factors including new business sold by sales representatives, penetration of additional products and services into existing customers, and continuously improving the efficiency of processes.

Selling and administrative expenses increased $34.7 million due primarily to labor and other employee-partner related expenses, and increased 10 basis points, to 27.6% of revenue, compared to 27.5% in the same period of the prior fiscal year.

Income before income taxes increased $55.7 million to $299.2 million for the first six months of fiscal 2015 compared to the same period last fiscal year. Income before income taxes was 17.4% of the operating segment’s revenue, which was a 220 basis point increase compared to the six months ended November 30, 2013. This increase was due primarily to the increase in gross margin previously discussed.

Uniform Direct Sales Operating Segment

Six Months Ended November 30, 2014 Compared to Six Months Ended November 30, 2013

Uniform Direct Sales operating segment revenue decreased from $229.3 million to $222.7 million, or 2.9%, for the six months ended November 30, 2014 compared to the same period of the prior fiscal year, due to fewer large uniform customer roll-outs. Revenue decreased organically by 2.6%. Revenue growth was negatively impacted 0.3% due to foreign currency changes.

Cost of uniform direct sales decreased $4.7 million, or 2.9%, for the six months ended November 30, 2014, compared to the six month period ended November 30, 2013. The gross margin as a percent of revenue was 28.3% for the six months ended November 30, 2014, equal to the gross margin in the same period of the prior fiscal year.

Selling and administrative expenses increased $1.1 million compared to the six months ended November 30, 2013 due in large part to foreign currency changes. Selling and administrative expenses as a percent of revenue, at 19.5%, increased 110 basis points compared to the six months ended November 30, 2013, mainly due to lower operating segment revenue for the first half of fiscal 2015 compared to the same period in the prior fiscal year.

Income before income taxes decreased $3.0 million for the Uniform Direct Sales operating segment for the first six months of fiscal 2015 compared to the same period of last fiscal year. Income before income taxes was 8.8% of the operating segment’s revenue, which is a 100 basis point decrease compared to the same period of last fiscal year. This decrease was primarily due to the decrease in revenue and the increase in selling and administrative expenses discussed above.

First Aid, Safety and Fire Protection Services Operating Segment

Six Months Ended November 30, 2014 Compared to Six Months Ended November 30, 2013

First Aid, Safety and Fire Protection Services operating segment revenue increased from $250.5 million to $280.5 million, or 12.0%, for the six months ended November 30, 2014. Revenue increased organically by 11.1% as a result of increased sales volume. The 0.9% difference in growth rates represents growth derived through acquisitions.

Cost of first aid, safety and fire protection services increased $16.3 million, or 11.5%, for the six months ended November 30, 2014, over the six months ended November 30, 2013, due to increased sales volume. The gross margin as a percent of revenue was 43.8% for the six months ended November 30, 2014, which is a 30 basis point increase compared to the gross margin as a percent of revenue of 43.5% in the same period of the prior fiscal year. The margin increased due to an improved mix of higher gross margin revenue.

Selling and administrative expenses increased $9.5 million compared to the same period in the prior fiscal year. The increase was due primarily to labor and other employee-partner related expenses. Selling and administrative expenses as a percent of revenue improved to 34.4% from 34.7% in the six months ended November 30, 2013, as revenue growth outpaced the increase in expenses.

Income before income taxes for the First Aid, Safety and Fire Protection Services operating segment increased $4.3 million to $26.4 million for the six months ended November 30, 2014, compared to the same period in the prior fiscal year, due to the increase in revenue. Income before income taxes, at 9.4% of the operating segment’s revenue, was a 60 basis point increase compared to the same period last fiscal year due to the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The following is a summary of our cash flows and cash, cash equivalents and marketable securities as of and for the six months ended November 30:

(In thousands)	2014	2013

Net cash provided by operating activities	$292,573	$222,280
Net cash provided by (used in) investing activities	$66,183	$(120,527)
Net cash used in financing activities	$(39,707)	$(144,403)

Cash and cash equivalents at the end of the period	$826,724	$309,334
Marketable securities at the end of the period	$—	$4,189

Cash and cash equivalents as of November 30, 2014 and 2013 include $107.7 million and $33.7 million, respectively, that is located outside of the United States. We expect to use these amounts to fund our international operations and international expansion activities.

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

Net cash provided by operating activities was $292.6 million for the six months ended November 30, 2014, an increase of $70.3 million compared to the same period last fiscal year. Cash flow was positively impacted in large part due to a $67.9 million increase in net income.

Net cash provided by (used in) investing activities includes capital expenditures and cash paid for acquisitions of businesses. Capital expenditures were $113.0 million and $76.8 million for the six months ended November 30, 2014 and November 30, 2013, respectively. These capital expenditures primarily relate to expansion efforts in the Rental Uniforms and Ancillary Products operating segment. Capital expenditures for the six months ended November 30,

2014 included $96.4 million for the Rental Uniforms and Ancillary Products operating segment. Cash paid for acquisitions of businesses net of cash acquired was $3.0 million and $32.5 million for the six months ended November 30, 2014 and November 30, 2013, respectively. The acquisitions in fiscal 2015 occurred in our Rental Uniforms and Ancillary Products and First Aid, Safety and Fire Protection Services operating segments. In the six months ended November 30, 2014, net cash provided by investing activities includes $35.2 million cash received from the sale of stock of an equity method investment plus receipt of dividends on the same investment. In addition, the Company sold its document imaging and document retention business during the six month period ended November 30, 2014, receiving proceeds, net of cash contributed, of $154.0 million.

Net cash used in financing activities was $39.7 million and $144.4 million for the six months ended November 30, 2014 and November 30, 2013, respectively. On October 18, 2011, we announced that the Board of Directors authorized a $500.0 million share buyback program. During the first six months of fiscal 2014, under the October 18, 2011 program, we purchased 3.2 million shares of Cintas common stock for a total purchase price of $157.7 million. The October 18, 2011 program was completed in April 2014. On July 30, 2013, we announced that the Board of Directors authorized a new $500.0 million share buyback program, which does not have an expiration date. During the six months ended November 30, 2014, under the July 30, 2013 program, we purchased 0.8 million shares of Cintas common stock for a total purchase price of $49.7 million. In the period subsequent to November 30, 2014 through January 9, 2015, we did not purchase any shares of Cintas common stock. From the inception of the July 30, 2013 share buyback program through January 9, 2015, Cintas has purchased a total of 4.1 million shares of Cintas common stock at an average price of $60.19 per share for a total purchase price of $249.2 million. For the six months ended November 30, 2014, Cintas acquired 0.2 million shares of Cintas common stock for employee payroll taxes due on restricted stock awards that vested during the six months ended November 30, 2014. These shares were acquired at an average price of $64.07 per share for a total purchase price of $13.9 million.

As of November 30, 2014, we had $1,300.0 million aggregate principal amount in fixed rate senior notes outstanding with maturities ranging from 2016 to 2036.

Cintas’ commercial paper program has a capacity of $300.0 million that is fully supported by a backup revolving credit facility through a credit agreement with its banking group. This revolving credit facility has an accordion feature that allows for a maximum borrowing capacity of $450.0 million and has a maturity date of May 28, 2019. We believe this program, along with cash generated from operations, will be adequate to provide necessary funding for our future cash requirements. No commercial paper or borrowings under our revolving credit facility were outstanding as of November 30, 2014 or May 31, 2014.

Cintas has certain covenants related to debt agreements. These covenants limit our ability to incur certain liens, to engage in sale-leaseback transactions and to merge, consolidate or sell all or substantially all of Cintas' assets. These covenants also require Cintas to maintain certain debt to earnings before interest, taxes, depreciation and amortization (EBITDA) and interest coverage ratios. Cross-default provisions exist between certain debt instruments. If a default of a significant covenant were to occur, the default could result in an acceleration of the maturity of the indebtedness, impair liquidity and limit the ability to raise future capital. As of November 30, 2014, Cintas was in compliance with all debt covenants.

Our access to the commercial paper and long-term debt markets has historically provided us with sources of liquidity.  We do not anticipate having difficulty in obtaining financing from those markets in the future in view of our favorable experiences in the debt markets in the recent past. Our ability to continue to access the commercial paper and long-term debt markets on favorable interest rate and other terms will depend, to a significant degree, on the ratings assigned by the credit rating agencies to our indebtedness. As of November 30, 2014, our ratings were as follows:

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements. Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “predicts,” “projects,” “plans,” “expects,” “intends,” “target,” “forecast,” “believes,” “seeks,” “could,” “should,” “may” and “will” or the negative versions thereof and similar words, terms and expressions and by the context in which they are used. Such statements are based upon current expectations of Cintas and speak only as of the date made. You should not place undue reliance on any forward-looking statement. We cannot guarantee that any forward-looking statement will be realized. These statements are subject to various risks, uncertainties, potentially inaccurate assumptions and other factors that could cause actual results to differ from those set forth in or implied by this Form 10-Q. Factors that might cause such a difference include, but are not limited to, the Shred-it partnership’s ability to promptly and effectively integrate the Cintas Document Shredding business with Shred-it’s Document Shredding business; the Shred-it partnership’s ability to realize any synergies from the combination of the Cintas Document Shredding business with Shred-it’s Document Shredding business; the Shred-it partnership’s ability to provide a proper accounting of its results; the possibility of greater than anticipated operating costs including energy and fuel costs; lower sales volumes; loss of customers due to outsourcing trends; the performance and costs of integration of acquisitions; fluctuations in costs of materials and labor including increased medical costs; costs and possible effects of union organizing activities; failure to comply with government regulations concerning employment discrimination, employee pay and benefits and employee health and safety; uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation; the cost, results and ongoing assessment of internal controls for financial reporting required by the Sarbanes-Oxley Act of 2002; disruptions caused by the inaccessibility of computer systems data; the initiation or outcome of litigation, investigations or other proceedings; higher assumed sourcing or distribution costs of products; the disruption of operations from catastrophic or extraordinary events; the amount and timing of repurchases of our common stock, if any; changes in federal and state tax and labor laws; the reactions of competitors in terms of price and service; and the ultimate impact of the Affordable Care Act. Cintas undertakes no obligation to publicly release any revisions to any forward-looking statements or to otherwise update any forward-looking statements whether as a result of new information or to reflect events, circumstances or any other unanticipated developments arising after the date on which such statements are made. A further list and description of risks, uncertainties and other matters can be found in our Annual Report on Form 10-K for the year ended May 31, 2014, and in our reports on Forms 10-Q and 8-K. The risks and uncertainties described herein are not the only ones we may face. Additional risks and uncertainties presently not known to us or that we currently believe to be immaterial may also harm our business.

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

ITEM 4.
CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

With the participation of Cintas’ management, including Cintas’ Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, Cintas has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of November 30, 2014.  Based on such evaluation, Cintas’ management, including Cintas’ Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, has concluded that Cintas’ disclosure controls and procedures were effective as of November 30, 2014, in ensuring (i) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is accumulated and communicated to Cintas’ management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in Cintas’ internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended November 30, 2014, that have materially affected, or are reasonably likely to materially affect, Cintas’ internal control over financial reporting. See “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” on pages 30 through 32 of our Annual Report on Form 10-K for the fiscal year ended May 31, 2014.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Period (In thousands, except share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan (1)	Maximum approximate dollar value of shares that may yet be purchased under the plan (1)

September 1 - 30, 2014 (2)	5,111	$70.59	—	$250,808
October 1 - 31, 2014 (3)	6,485	72.75	—	250,808
November 1 - 30, 2014 (4)	1,573	71.95	—	250,808
Total	13,169	$71.81	—	$250,808

(1) On July 30, 2013, Cintas announced that the Board of Directors approved a $500.0 million share buyback program which does not have an expiration date. Beginning in April 2014, under the July 30, 2013 program, through August 31, 2014, Cintas purchased a total of 4.1 million shares of Cintas stock at an average price of $60.19 per share for a total purchase price of $249.2 million.
(2) During September 2014, Cintas acquired 5,111 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $70.59 per share for a total purchase price of less than $0.4 million.
(3) During October 2014, Cintas acquired 6,485 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $72.75 per share for a total purchase price of less than $0.5 million.
(4) During November 2014, Cintas acquired 1,573 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $71.95 per share for a total purchase price of less than $0.2 million.

Item 5.    Other Information.

On October 21, 2014, Cintas declared an annual cash dividend of $0.85 per share on outstanding common stock, a 10.4% increase over the dividend paid in the prior year. In addition, due to the transaction that occurred on April 30, 2014 related to the transaction with Shred-it International Inc., Cintas declared an additional $0.85 per share special dividend. The total dividend of $1.70 per share was paid on December 5, 2014, to shareholders of record as of November 7, 2014.

Item 6.     Exhibits.

10.1
Amendment No. 4 to Cintas Corporation 2005 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.5 to the Corporation's Current Report on Form 8-K (SEC File No. 000-11399) filed with the SEC on October 22, 2014)

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

CINTAS CORPORATION
(Registrant)

Date: January 9, 2015	/s/	William C. Gale

William C. Gale
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1
Amendment No. 4 to Cintas Corporation 2005 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.5 to the Corporation's Current Report on Form 8-K (SEC File No. 000-11399) filed with the SEC on October 22, 2014)

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