Form 10-Q
period 2015-02-28
CINTAS CORP
filed 2015-04-02
CIK 723254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2015

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
Non-Accelerated Filer          (Do not check if a smaller reporting company)

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      No     ✓

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding March 31, 2015
Common Stock, no par value	114,394,731

CINTAS CORPORATION

CINTAS CORPORATION
ITEM 1. FINANCIAL STATEMENTS.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
(In thousands except per share data)

	Three Months Ended		Nine Months Ended
	February 28, 2015	February 28, 2014	February 28, 2015	February 28, 2014
Revenue:
Rental uniforms and ancillary products	$859,520	$801,702	$2,581,820	$2,398,884
Other services	249,327	309,271	752,483	936,266
	1,108,847	1,110,973	3,334,303	3,335,150
Costs and expenses:
Cost of rental uniforms and ancillary products	476,092	450,086	1,424,661	1,363,929
Cost of other services	157,448	191,253	474,965	578,413
Selling and administrative expenses	301,690	317,873	915,989	949,224
Shredding transaction costs	—	2,158	—	2,158

Operating income	173,617	149,603	518,688	441,426

Gain on deconsolidation of Shredding business	—	—	6,619	—

Gain on sale of stock of an equity method investment	—	—	21,739	—

Interest income	(96)	(44)	(168)	(196)
Interest expense	16,254	16,418	48,766	49,426

Income before income taxes	157,459	133,229	498,448	392,196
Income taxes	57,052	48,903	184,548	146,016
Loss on investment in Shred-it, net of tax benefit of $4,010 and $4,162, respectively	(6,771)	—	(7,027)	—
Income from continuing operations	93,636	84,326	306,873	246,180
Income from discontinued operations, net of tax of $53, $284, $12,204 and $740, respectively	1,247	276	18,530	1,038
Net income	$94,883	$84,602	$325,403	$247,218

Basic earnings per share:
Continuing operations	$0.80	$0.70	$2.61	$2.03
Discontinued operations	0.01	0.00	0.16	0.01
Basic earnings per share	$0.81	$0.70	$2.77	$2.04

Diluted earnings per share:
Continuing operations	$0.79	$0.69	$2.58	$2.01
Discontinued operations	0.01	0.00	0.15	0.01
Diluted earnings per share	$0.80	$0.69	$2.73	$2.02

Dividends declared per share	$—	$—	$1.70	$0.77

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	February 28, 2015	February 28, 2014	February 28, 2015	February 28, 2014

Net income	$94,883	$84,602	$325,403	$247,218

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(22,237)	(5,121)	(34,130)	(3,727)
Change in fair value of derivatives	(29)	(102)	(33)	(291)
Amortization of interest rate lock agreements	488	488	1,464	1,464
Change in fair value of available-for-sale securities	5	1	8	(17)

Other comprehensive loss	(21,773)	(4,734)	(32,691)	(2,571)

Comprehensive income	$73,110	$79,868	$292,712	$244,647

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands except share data)

	February 28, 2015	May 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$358,320	$513,288
Marketable securities	44,874	—
Accounts receivable, net	497,978	508,427
Inventories, net	234,641	251,239
Uniforms and other rental items in service	524,065	506,537
Income taxes, current	6,633	—
Assets held for sale	21,132	—
Prepaid expenses and other current assets	22,482	26,190
Total current assets	1,710,125	1,805,681

Property and equipment, at cost, net	853,391	855,702

Investments	445,538	458,357
Goodwill	1,194,389	1,267,411
Service contracts, net	44,824	55,675
Other assets, net	18,079	19,626
	$4,266,346	$4,462,452

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$111,952	$150,070
Accrued compensation and related liabilities	78,007	85,026
Accrued liabilities	281,872	299,727
Income taxes, current	—	5,960
Deferred tax liability	106,788	88,845
Liabilities held for sale	612	—
Long-term debt due within one year	—	503
Total current liabilities	579,231	630,131

Long-term liabilities:
Long-term debt due after one year	1,300,000	1,300,477
Deferred income taxes	232,232	246,044
Accrued liabilities	107,217	92,942
Total long-term liabilities	1,639,449	1,639,463

Shareholders’ equity:
Preferred stock, no par value:	—	—
100,000 shares authorized, none outstanding
Common stock, no par value:	320,248	251,753
425,000,000 shares authorized
FY 2015: 177,886,323 issued and 114,344,969 outstanding
FY 2014: 176,378,412 issued and 117,037,784 outstanding
Paid-in capital	145,130	134,939
Retained earnings	4,122,354	3,998,893
Treasury stock:	(2,535,803)	(2,221,155)
FY 2015: 63,541,354 shares
FY 2014: 59,340,628 shares
Accumulated other comprehensive (loss) income	(4,263)	28,428
Total shareholders’ equity	2,047,666	2,192,858
	$4,266,346	$4,462,452
See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	February 28, 2015	February 28, 2014
Cash flows from operating activities:
Net income	$325,403	$247,218
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	104,950	127,761
Amortization of intangible assets	11,090	17,524
Stock-based compensation	36,016	22,248
Gain on sale of Storage business	(35,036)	—
Gain on deconsolidation of Shredding business	(6,619)	—
Gain on sale of stock of an equity method investment	(21,739)	—
Loss on investment in Shred-it	11,189	—
Deferred income taxes	15,428	8,733
Change in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(3,168)	(34,024)
Inventories, net	15,370	(16,130)
Uniforms and other rental items in service	(22,203)	(4,142)
Prepaid expenses and other current assets	(1,609)	(1,892)
Accounts payable	(33,615)	(7,037)
Accrued compensation and related liabilities	(7,086)	2,219
Accrued liabilities	1,841	5,025
Income taxes, current	(12,566)	18,270
Net cash provided by operating activities	377,646	385,773

Cash flows from investing activities:
Capital expenditures	(163,040)	(113,615)
Proceeds from redemption of marketable securities	18,711	49,635
Purchase of marketable securities and investments	(79,947)	(63,335)
Proceeds from Storage transactions, net of cash contributed	154,891	—
Proceeds from Shredding transaction	3,344	—
Proceeds from sale of stock of an equity method investment	29,933	—
Dividends received on equity method investment	5,247	—
Acquisitions of businesses, net of cash acquired	(13,798)	(32,965)
Other, net	1,583	(868)
Net cash used in investing activities	(43,076)	(161,148)

Cash flows from financing activities:
Repayment of debt	(456)	(8,010)
Proceeds from exercise of stock-based compensation awards	31,956	29,286
Dividends paid	(201,941)	(93,314)
Repurchase of common stock	(314,648)	(164,462)
Other, net	3,139	10,339
Net cash used in financing activities	(481,950)	(226,161)

Effect of exchange rate changes on cash and cash equivalents	(7,588)	(1,878)

Net decrease in cash and cash equivalents	(154,968)	(3,414)

Cash and cash equivalents at beginning of period	513,288	352,273

Cash and cash equivalents at end of period	$358,320	$348,859
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

During fiscal 2015, Cintas sold its document imaging and document retention services business (Storage) and as a result has classified its operations as discontinued operations for all periods presented. Certain prior year amounts have been reclassified to conform with the current year presentation. See Note 12 entitled Discontinued Operations for more information.

On April 30, 2014, Cintas completed its partnership transaction with the shareholders of Shred-it International Inc. (Shred-it) to combine Cintas’ document destruction, or shredding, business with Shred-it’s document shredding business. Under the agreement, Cintas and Shred-it each contributed its document shredding business to a newly formed partnership (the Shred-it partnership) owned 42% by Cintas and 58% by the shareholders of Shred-it. In conjunction with the partnership agreement, Cintas agreed to provide certain transition services such as information technology and accounting in support of the Shred-it partnership for a period not to exceed fifteen months from the April 30, 2014 closing date. For all periods prior to the partnership transaction, the results of Cintas' document shredding business remain presented in continuing operations as required under GAAP.

As disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2014, inventories are valued at the lower of cost (first-in, first-out) or market. Inventory is comprised of the following amounts at:

(In thousands)	February 28, 2015	May 31, 2014

Raw materials	$14,778	$17,984
Work in process	14,665	14,304
Finished goods	205,198	218,951
	$234,641	$251,239

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

3.             Fair Value Measurements

All financial instruments that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the consolidated balance sheet date. These financial instruments measured at fair value on a recurring basis are summarized below:

	As of February 28, 2015
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$358,320	$—	$—	$358,320
Marketable securities:
Canadian treasury securities	—	44,874	—	44,874
Total assets at fair value	$358,320	$44,874	$—	$403,194

Current accrued liabilities	$—	$286	$—	$286
Total liabilities at fair value	$—	$286	$—	$286

	As of May 31, 2014
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$513,288	$—	$—	$513,288
Total assets at fair value	$513,288	$—	$—	$513,288

Current accrued liabilities	$—	$286	$—	$286
Total liabilities at fair value	$—	$286	$—	$286

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

The types of financial instruments Cintas classifies within Level 2 are primarily Canadian treasury securities (federal). The valuation technique used for Cintas’ marketable securities classified within Level 2 of the fair value hierarchy is primarily the market approach. The primary inputs to value Cintas’ marketable securities is the respective instrument's future cash flows based on its stated yield and the amount a market participant would pay for a similar instrument. Primarily all of Cintas’ marketable securities are actively traded and the recorded fair value reflects current market conditions. However, due to the inherent volatility in the investment market, there is at least a possibility that recorded investment values may change in the near term.

The funds invested in Canadian treasury securities are not presently expected to be repatriated, but instead are expected to be invested indefinitely in foreign subsidiaries. Interest, realized gains and losses and declines in value determined to be other than temporary on available-for-sale securities are included in interest income or expense. The cost of the securities sold is based on the specific identification method. The amortized cost basis of marketable securities as of February 28, 2015 was $44.9 million. There were no outstanding marketable securities as of May 31, 2014. All outstanding marketable securities at February 28, 2015 had contractual maturities due within one year.

Foreign currency forward contracts were included in current accrued liabilities as of February 28, 2015 and May 31, 2014. The fair value of Cintas' foreign currency forward contracts are based on similar exchange traded derivatives (market approach) and are, therefore, included within Level 2 of the fair value hierarchy.

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
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis as required under GAAP. As a result of the shredding partnership transaction and in accordance with GAAP requirements, Cintas' equity method investment in the Shred-it partnership was initially measured at fair value. See Note 4 entitled Investments for additional information on the measurement of the investment in the Shred-it partnership.

4.             Investments

Investments at February 28, 2015 of $445.5 million include an equity method investment in the Shred-it partnership of $330.2 million, other equity method investments of $16.2 million, the cash surrender value of insurance policies of $96.9 million and cost method investments of $2.2 million. Investments at May 31, 2014 of $458.4 million include an equity method investment in the Shred-it partnership of $341.4 million, other equity method investments of $29.7 million, the cash surrender value of insurance policies of $86.5 million and cost method investments of $0.8 million.

Investments are evaluated for impairment on an annual basis or when indicators of impairment exist. For the three and nine months ended February 28, 2015 and 2014, no losses due to impairment were recorded.

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
In the first quarter of fiscal 2015, Cintas received additional proceeds related to the contribution of the shredding business to the Shred-it partnership. The Company realized a pre-tax gain of $6.6 million as a result of the additional consideration received. During the three and nine months ended February 28, 2015, Cintas recorded a net loss on our investment in Shred-it of $6.8 million and $7.0 million, respectively.
On June 30, 2014, Cintas sold stock in an equity method investment. In conjunction with the sale, Cintas also received a cash dividend of $5.2 million. Total cash received from the transaction was $35.2 million. The sale resulted in the recording of a gain, net of tax, of approximately $13.6 million in the nine months ended February 28, 2015. As a result, the Company no longer has the ability to exercise significant influence over the investee. Therefore, effective July 1, 2014, the remaining investment retained by Cintas is accounted for under the cost method.

5.             Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations using the two-class method for amounts attributable to Cintas’ common shares:

	Three Months Ended		Nine Months Ended
(In thousands except per share data)	February 28, 2015	February 28, 2014	February 28, 2015	February 28, 2014

Basic Earnings per Share from Continuing Operations
Income from continuing operations	$93,636	$84,326	$306,873	$246,180
Less: income from continuing operations allocated to participating securities	951	740	2,444	1,217
Income from continuing operations available to common shareholders	$92,685	$83,586	$304,429	$244,963
Basic weighted average common shares outstanding	116,178	119,913	116,653	120,658

Basic earnings per share from continuing operations	$0.80	$0.70	$2.61	$2.03

	Three Months Ended		Nine Months Ended
(In thousands except per share data)	February 28, 2015	February 28, 2014	February 28, 2015	February 28, 2014

Diluted Earnings per Share from Continuing Operations
Income from continuing operations	$93,636	$84,326	$306,873	$246,180
Less: income from continuing operations allocated to participating securities	951	740	2,444	1,217
Income from continuing operations available to common shareholders	$92,685	$83,586	$304,429	$244,963
Basic weighted average common shares outstanding	116,178	119,913	116,653	120,658
Effect of dilutive securities – employee stock options & awards	1,689	1,367	1,561	1,156
Diluted weighted average common shares outstanding	117,867	121,280	118,214	121,814

Diluted earnings per share from continuing operations	$0.79	$0.69	$2.58	$2.01

Basic and diluted earnings per share from discontinued operations were $0.01 for the three months ended February 28, 2015, and $0.16 and $0.15, respectively, for the nine months ended February 28, 2015. Basic and diluted earnings per share from discontinued operations rounded to $0.00 for the three months ended February 28, 2014. Basic and diluted earnings per share from discontinued operations were $0.01 for the nine months ended February 28, 2014.

For both the three months ended February 28, 2015 and 2014, options granted to purchase 0.4 million shares of Cintas common stock were excluded from the computation of diluted earnings per share. For the nine months ended February 28, 2015 and 2014, options granted to purchase 0.7 million and 0.6 million shares of Cintas common stock, respectively, were excluded from the computation of diluted earnings per share. The exercise prices of these options were greater than the average market price of the common stock (anti-dilutive).

On July 30, 2013, we announced that the Board of Directors authorized a $500.0 million share buyback program. This plan was completed in February 2015. On January 13, 2015, we announced that the Board of Directors authorized a new $500.0 million share buyback program, which does not have an expiration date. For the three months ended

February 28, 2015, we purchased 3.2 million shares of Cintas common stock at an average price of $78.84 per share for a total purchase price of $250.8 million. During the nine months ended February 28, 2015, we purchased 4.0 million shares of Cintas common stock at an average price of $75.49 per share for a total purchase price of $300.5 million. In the period subsequent to February 28, 2015 through April 2, 2015, we did not purchase any shares of Cintas common stock. From the inception of the July 30, 2013 share buyback program through completion of the program in February 2015, Cintas purchased a total of 7.3 million shares of Cintas common stock at an average price of $68.28 per share for a total purchase price of $500.0 million. In addition, for the nine months ended February 28, 2015, Cintas acquired 0.2 million shares of Cintas common stock for employee payroll taxes due on restricted stock awards that vested during the nine months ended February 28, 2015. These shares were acquired at an average price of $64.32 per share for a total purchase price of $14.1 million. Of the total purchase price, $0.2 million occurred in the three months ended February 28, 2015.

6.             Goodwill, Service Contracts and Other Assets

Effective August 31, 2014, the Storage business was classified as discontinued operations. As a result, goodwill and service contracts related to this business, which were previously included in the Document Management Services operating segment, are included in the Corporate segment. The Storage business was sold in three separate transactions during the quarter ended November 30, 2014. See Note 12 entitled Discontinued Operations for more information.

Changes in the carrying amount of goodwill and service contracts for the nine months ended February 28, 2015, by operating segment, are as follows:

Goodwill (in thousands)	Rental Uniforms & Ancillary Products	Uniform Direct Sales	First Aid, Safety & Fire Protection	Corporate	Total

Balance as of June 1, 2014	$943,516	$23,905	$221,911	$78,079	$1,267,411
Goodwill acquired	70	—	7,316	—	7,386
Goodwill divested in the Storage transactions	—	—	—	(75,660)	(75,660)
Foreign currency translation	(2,204)	(125)	—	(2,419)	(4,748)
Balance as of February 28, 2015	$941,382	$23,780	$229,227	$—	$1,194,389

Service Contracts (in thousands)	Rental Uniforms & Ancillary Products	Uniform Direct Sales	First Aid, Safety & Fire Protection	Corporate	Total

Balance as of June 1, 2014	$17,171	$—	$28,034	$10,470	$55,675
Service contracts acquired	313	—	8,819	265	9,397
Service contracts amortization	(4,263)	—	(5,246)	(597)	(10,106)
Service contracts divested in the Storage transactions	—	—	—	(9,570)	(9,570)
Foreign currency translation	(4)	—	—	(568)	(572)
Balance as of February 28, 2015	$13,217	$—	$31,607	$—	$44,824

Information regarding Cintas’ service contracts and other assets is as follows:

	As of February 28, 2015
(In thousands)	Carrying Amount	Accumulated Amortization	Net

Service contracts	$340,002	$295,178	$44,824

Noncompete and consulting agreements	$41,709	$40,127	$1,582
Other	23,828	7,331	16,497
Total other assets	$65,537	$47,458	$18,079

	As of May 31, 2014
(In thousands)	Carrying Amount	Accumulated Amortization	Net

Service contracts	$360,634	$304,959	$55,675

Noncompete and consulting agreements	$49,080	$47,036	$2,044
Other	23,826	6,244	17,582
Total other assets	$72,906	$53,280	$19,626

Amortization expense for continuing operations was $3.4 million and $5.1 million for the three months ended February 28, 2015 and 2014, respectively. Amortization expense for continuing operations was $10.3 million and $15.6 million for the nine months ended February 28, 2015 and 2014, respectively.  Estimated amortization expense for continuing operations, excluding any future acquisitions, for each of the next five full fiscal years is $14.0 million, $10.2 million, $6.0 million, $5.0 million and $4.7 million, respectively.

7.             Debt, Derivatives and Hedging Activities

Cintas' senior notes are recorded at cost. The fair value of the senior notes is estimated using Level 2 inputs based on general market prices. The carrying value and fair value of Cintas' long-term debt as of February 28, 2015 were $1,300.0 million and $1,428.0 million, respectively, and as of May 31, 2014 were $1,301.0 million and $1,421.0 million, respectively.

Cintas’ commercial paper program has a capacity of $300.0 million that is fully supported by a backup revolving credit facility through a credit agreement with its banking group. This revolving credit facility has an accordion feature that allows for a maximum borrowing capacity of $450.0 million and has a maturity date of May 28, 2019. No commercial paper or borrowings on our revolving credit facility were outstanding as of February 28, 2015 or May 31, 2014.

Cintas used interest rate lock agreements to hedge against movements in the treasury rates at the time Cintas issued its senior notes in fiscal 2007, fiscal 2008, fiscal 2011 and fiscal 2013. The amortization of the cash flow hedges resulted in an increase to other comprehensive income of $0.5 million for the three months ended February 28, 2015 and 2014 and $1.5 million for the nine months ended February 28, 2015 and 2014.

To hedge the exposure of movements in the foreign currency rates, Cintas may use foreign currency hedges. These hedges reduce the impact on cash flows from movements in the foreign currency exchange rates. Examples of foreign currency hedge instruments that Cintas may use are average rate options and forward contracts. Cintas had foreign currency forward contracts included in current accrued liabilities of $0.3 million as of February 28, 2015 and May 31, 2014.

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

8.             Income Taxes

In the normal course of business, Cintas provides for uncertain tax positions and the related interest, and adjusts its unrecognized tax benefits and accrued interest accordingly.  During the three months ended February 28, 2015, unrecognized tax benefits increased by approximately $0.4 million and accrued interest increased by less than $0.1 million. During the nine months ended February 28, 2015, unrecognized tax benefits increased by approximately $1.4 million and accrued interest increased by approximately $0.2 million.

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

On September 13, 2013, the U.S. Department of the Treasury and the Internal Revenue Service released final tangible property regulations under Sections 162(a) and 263(a) of the Internal Revenue Code of 1986 regarding amounts paid to improve tangible property and acquire or produce tangible property, as well as proposed regulations regarding the disposition of property. The effective date of the final regulations was extended and is effective for Cintas' fiscal year ending May 31, 2015. Cintas is reviewing these regulations and does not believe there will be a material impact on the consolidated condensed financial statements.

9. Litigation and Other Contingencies
Cintas is subject to legal proceedings, insurance receipts, legal settlements and claims arising from the ordinary course of its business, including personal injury, customer contract, environmental and employment claims. In the opinion of management, the aggregate liability, if any, with respect to such ordinary course of business actions will not have a material adverse effect on the consolidated condensed financial position, results of operations or cash flows of Cintas.
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
The litigation discussed above, if decided or settled adversely to Cintas, may result in liability material to Cintas' consolidated condensed financial condition, results of operations or cash flows and could increase costs of operations on an ongoing basis. Any estimated liability relating to these proceedings is not determinable at this time. Cintas may enter into discussions regarding settlement of these and other lawsuits, and may enter into settlement agreements if it believes such settlement is in the best interest of Cintas' shareholders.

10. Accumulated Other Comprehensive (Loss) Income

The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive (loss) income, net of tax:

(In thousands)	Foreign Currency	Unrealized Loss on Derivatives	Other	Total

Balance at June 1, 2014	$41,525	$(12,615)	$(482)	$28,428
Other comprehensive (loss) income before reclassifications	(2,115)	17	—	(2,098)
Amounts reclassified from accumulated other comprehensive (loss) income	—	488	—	488
Net current period other comprehensive (loss) income	(2,115)	505	—	(1,610)
Balance at August 31, 2014	39,410	(12,110)	(482)	26,818
Other comprehensive (loss) income before reclassifications	(9,778)	(21)	3	(9,796)
Amounts reclassified from accumulated other comprehensive (loss) income	—	488	—	488
Net current period other comprehensive (loss) income	(9,778)	467	3	(9,308)
Balance at November 30, 2014	29,632	(11,643)	(479)	17,510
Other comprehensive (loss) income before reclassifications	(22,237)	(29)	5	(22,261)
Amounts reclassified from accumulated other comprehensive (loss) income	—	488	—	488
Net current period other comprehensive (loss) income	(22,237)	459	5	(21,773)
Balance at February 28, 2015	$7,395	$(11,184)	$(474)	$(4,263)

(In thousands)	Foreign Currency	Unrealized Loss on Derivatives	Other	Total

Balance at June 1, 2013	$51,312	$(14,339)	$1,150	$38,123
Other comprehensive loss before reclassifications	(646)	—	(14)	(660)
Amounts reclassified from accumulated other comprehensive loss	—	488	—	488
Net current period other comprehensive (loss) income	(646)	488	(14)	(172)
Balance at August 31, 2013	50,666	(13,851)	1,136	37,951
Other comprehensive income (loss) before reclassifications	2,040	(189)	(4)	1,847
Amounts reclassified from accumulated other comprehensive income (loss)	—	488	—	488
Net current period other comprehensive income (loss)	2,040	299	(4)	2,335
Balance at November 30, 2013	52,706	(13,552)	1,132	40,286
Other comprehensive (loss) income before reclassifications	(5,121)	(102)	1	(5,222)
Amounts reclassified from accumulated other comprehensive (loss) income	—	488	—	488
Net current period other comprehensive (loss) income	(5,121)	386	1	(4,734)
Balance at February 28, 2014	$47,585	$(13,166)	$1,133	$35,552

The following table summarizes the reclassifications out of accumulated other comprehensive (loss) income:

Reclassifications out of Accumulated Other Comprehensive (Loss) Income

Details about Accumulated Other Comprehensive (Loss) Income Components	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income				Affected Line in the Consolidated Condensed Statements of Income
	Three Months Ended		Nine Months Ended
(In thousands)	February 28, 2015	February 28, 2014	February 28, 2015	February 28, 2014

Amortization of interest rate locks	$(783)	$(783)	$(2,348)	$(2,348)	Interest expense
Tax benefit	295	295	884	884	Income taxes
Amortization of interest rate locks, net of tax	$(488)	$(488)	$(1,464)	$(1,464)	Net of tax

11.      Segment Information

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

Prior to August 31, 2014, Cintas classified its business into four operating segments. The Document Management Services operating segment is no longer considered an operating segment for fiscal 2015 and beyond. This operating segment consisted of the document Shredding and Storage businesses. On April 30, 2014, Cintas completed its partnership transaction with the shareholders of Shred-it to combine Cintas' shredding business with Shred-it's shredding business. The document destruction business is reported in Corporate for the three- and nine-month periods ended February 28, 2014. Additionally, effective August 31, 2014, the document Storage business is classified as discontinued operations. The document imaging and document retention services business has been excluded from segment results for all periods presented. Please see Note 12 entitled Discontinued Operations for additional information.

Cintas evaluates the performance of each operating segment based on several factors of which the primary financial measures are operating segment revenue and income before income taxes. The accounting policies of the operating segments are the same as those described in Note 1 entitled Basis of Presentation. Information related to the operations of Cintas’ operating segments is set forth below:

(In thousands)	Rental Uniforms & Ancillary Products	Uniform Direct Sales	First Aid, Safety & Fire Protection	Corporate (1)	Total

For the three months ended February 28, 2015
Revenue	$859,520	$112,185	$137,142	$—	$1,108,847
Income (loss) before income taxes	$149,010	$9,805	$14,802	$(16,158)	$157,459

For the three months ended February 28, 2014
Revenue	$801,702	$107,678	$126,743	$74,850	$1,110,973
Income (loss) before income taxes	$128,382	$9,254	$10,654	$(15,061)	$133,229

As of and for the nine months ended February 28, 2015
Revenue	$2,581,820	$334,851	$417,632	$—	$3,334,303
Income (loss) before income taxes	$448,171	$29,362	$41,155	$(20,240)	$498,448
Total assets	$2,941,476	$127,652	$444,763	$752,455	$4,266,346

As of and for the nine months ended February 28, 2014
Revenue	$2,398,884	$337,023	$377,203	$222,040	$3,335,150
Income (loss) before income taxes	$371,845	$31,799	$32,685	$(44,133)	$392,196
Total assets	$2,852,065	$138,994	$419,647	$989,735	$4,400,441

(1) Corporate assets as of February 28, 2015 include the investment in the Shred-it partnership. Corporate assets also include the real estate assets of the Storage business that were not included in the sale transactions. Corporate results for the three months ended February 28, 2014 include the revenue ($74.9 million) and income before income taxes ($1.3 million) of the document shredding business. Corporate results and assets as of and for the nine months ended February 28, 2014 include the revenue ($222.0 million), income before income taxes ($5.1 million) and assets ($484.1 million) of the document shredding business.

12.      Discontinued Operations

Effective August 31, 2014, Cintas' Storage business was classified as discontinued operations. The business was previously included in the Document Management Services operating segment. In accordance with the applicable accounting guidance for the disposal of long-lived assets, the results of the document imaging and document retention services business have been excluded from both continuing operations and segment results for all periods presented.

In the quarter ended November 30, 2014, Cintas sold the Storage business. The Storage business, excluding related real estate owned by Cintas, was sold in three separate transactions to three separate buyers. For the nine months ended February 28, 2015, cash proceeds received at the closing of each transaction total $154.9 million, net of cash contributed. During the three months ended February 28, 2015, Cintas received additional proceeds of $0.9 million in connection with the Storage transaction. Each transaction involves contingent consideration that the Company has an opportunity to receive if specified future events occur. Because of the uncertainty surrounding the future events, these amounts represent gain contingencies have not been recorded. Certain real estate owned by Cintas is being leased by the buyers. These lease payments do not represent a material direct cash flow of the disposed Storage business and therefore does not impact the classification of the Storage business as a discontinued operation.

Following is selected financial information included in net income from discontinued operations for the Storage business:

	Three Months Ended		Nine Months Ended
(In thousands)	February 28, 2015	February 28, 2014(1)	February 28, 2015	February 28, 2014(1)

Revenue	$—	$19,264	$31,379	$59,183

Income (loss) before income taxes	401	560	(4,302)	1,778
Income tax (benefit) expense	(304)	284	(2,098)	740
Gain on sale of business	899	—	35,036	—
Income tax expense on gain	357	—	14,302	—
Net income from discontinued operations	$1,247	$276	$18,530	$1,038

(1) Results for the three and nine months ended February 28, 2014 were previously presented in continuing operations.

Certain real estate assets and related liabilities were not included in the sale transactions, but opportunities for these assets are being evaluated; as such, these are classified as held for sale as of February 28, 2015. As allowed under applicable accounting guidance, the May 31, 2014 balance sheet amounts for these assets and liabilities remain in their natural classifications.

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

Condensed consolidating financial statements for Cintas, Corp. 2, the subsidiary guarantors and non-guarantors are presented on the following pages:

Condensed Consolidating Income Statement
Three Months Ended February 28, 2015
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Rental uniforms and ancillary products	$—	$658,474	$179,817	$53,008	$(31,779)	$859,520
Other services	—	341,642	7,894	15,595	(115,804)	249,327
Equity in net income of affiliates	93,636	—	—	—	(93,636)	—
	93,636	1,000,116	187,711	68,603	(241,219)	1,108,847
Costs and expenses (income):
Cost of rental uniforms and ancillary products	—	403,368	100,926	35,792	(63,994)	476,092
Cost of other services	—	229,047	(3,855)	9,604	(77,348)	157,448
Selling and administrative expenses	—	308,541	(18,421)	18,526	(6,956)	301,690
Operating income	93,636	59,160	109,061	4,681	(92,921)	173,617

Interest income	—	(2)	(77)	(18)	1	(96)
Interest expense (income)	—	16,356	(101)	(1)	—	16,254

Income before income taxes	93,636	42,806	109,239	4,700	(92,922)	157,459
Income taxes	—	13,124	42,797	1,144	(13)	57,052
Loss on investment in Shred-it, net of tax	—	(6,771)	—	—	—	(6,771)
Income from continuing operations	93,636	22,911	66,442	3,556	(92,909)	93,636

Income from discontinued operations, net of tax	1,247	538	—	709	(1,247)	1,247

Net income	$94,883	$23,449	$66,442	$4,265	$(94,156)	$94,883

Condensed Consolidating Income Statement
Three Months Ended February 28, 2014
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Rental uniforms and ancillary products	$—	$608,699	$165,658	$55,134	$(27,789)	$801,702
Other services	—	386,389	8,929	20,597	(106,644)	309,271
Equity in net income of affiliates	84,326	—	—	—	(84,326)	—
	84,326	995,088	174,587	75,731	(218,759)	1,110,973
Costs and expenses (income):
Cost of rental uniforms and ancillary products	—	378,548	95,138	37,498	(61,098)	450,086
Cost of other services	—	251,499	(2,722)	12,951	(70,475)	191,253
Selling and administrative expenses	—	312,605	(11,294)	20,992	(4,430)	317,873
Shredding transaction costs	—	—	2,158	—	—	2,158
Operating income	84,326	52,436	91,307	4,290	(82,756)	149,603

Interest income	—	(12)	(31)	(583)	582	(44)
Interest expense (income)	—	16,407	18	(7)	—	16,418

Income before income taxes	84,326	36,041	91,320	4,880	(83,338)	133,229
Income taxes	—	13,098	33,382	2,438	(15)	48,903
Income from continuing operations	84,326	22,943	57,938	2,442	(83,323)	84,326

Income (loss) from discontinued operations, net of tax	276	409	—	(133)	(276)	276

Net income	$84,602	$23,352	$57,938	$2,309	$(83,599)	$84,602

Condensed Consolidating Income Statement
Nine Months Ended February 28, 2015
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Rental uniforms and ancillary products	$—	$1,981,518	$537,248	$164,444	$(101,390)	$2,581,820
Other services	—	1,047,605	23,074	52,407	(370,603)	752,483
Equity in net income of affiliates	306,873	—	—	—	(306,873)	—
	306,873	3,029,123	560,322	216,851	(778,866)	3,334,303
Costs and expenses (income):
Cost of rental uniforms and ancillary products	—	1,207,445	308,310	111,692	(202,786)	1,424,661
Cost of other services	—	702,927	(12,942)	32,662	(247,682)	474,965
Selling and administrative expenses	—	931,196	(51,585)	56,050	(19,672)	915,989
Operating income	306,873	187,555	316,539	16,447	(308,726)	518,688

Gain on deconsolidation of Shredding business	—	6,619	—	—	—	6,619

Gain on sale of stock of an equity method investment	—	—	21,739	—	—	21,739

Interest income	—	(12)	(140)	(18)	2	(168)
Interest expense (income)	—	49,200	(428)	(6)	—	48,766

Income before income taxes	306,873	144,986	338,846	16,471	(308,728)	498,448
Income taxes	—	51,152	128,643	4,796	(43)	184,548
Loss on investment in Shred-it, net of tax	—	(7,027)	—	—	—	(7,027)
Income from continuing operations	306,873	86,807	210,203	11,675	(308,685)	306,873

Income from discontinued operations, net of tax	18,530	16,126	—	2,404	(18,530)	18,530

Net income	$325,403	$102,933	$210,203	$14,079	$(327,215)	$325,403

Condensed Consolidating Income Statement
Nine Months Ended February 28, 2014
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Rental uniforms and ancillary products	$—	$1,829,199	$493,208	$166,203	$(89,726)	$2,398,884
Other services	—	1,192,130	26,643	65,214	(347,721)	936,266
Equity in net income of affiliates	246,180	—	—	—	(246,180)	—
	246,180	3,021,329	519,851	231,417	(683,627)	3,335,150
Costs and expenses (income):
Cost of rental uniforms and ancillary products	—	1,152,482	290,136	115,520	(194,209)	1,363,929
Cost of other services	—	776,196	(8,936)	41,295	(230,142)	578,413
Selling and administrative expenses	—	926,988	(27,116)	62,980	(13,628)	949,224
Shredding transaction costs	—	—	2,158	—	—	2,158
Operating income	246,180	165,663	263,609	11,622	(245,648)	441,426

Interest income	—	(31)	(156)	(15,279)	15,270	(196)
Interest expense (income)	—	49,355	78	(7)	—	49,426

Income before income taxes	246,180	116,339	263,687	26,908	(260,918)	392,196
Income taxes	—	43,234	98,070	4,771	(59)	146,016
Income from continuing operations	246,180	73,105	165,617	22,137	(260,859)	246,180

Income (loss) from discontinued operations, net of tax	1,038	1,200	—	(162)	(1,038)	1,038

Net income	$247,218	$74,305	$165,617	$21,975	$(261,897)	$247,218

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended February 28, 2015
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$94,883	$23,449	$66,442	$4,265	$(94,156)	$94,883

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	—	(22,237)	—	(22,237)
Change in fair value of derivatives	—	—	—	(29)	—	(29)
Amortization of interest rate lock agreements	—	488	—	—	—	488
Change in fair value of available-for-sale securities	—	—	—	5	—	5

Other comprehensive income (loss)	—	488	—	(22,261)	—	(21,773)

Comprehensive income (loss)	$94,883	$23,937	$66,442	$(17,996)	$(94,156)	$73,110

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended February 28, 2014
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$84,602	$23,352	$57,938	$2,309	$(83,599)	$84,602

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	—	(5,121)	—	(5,121)
Change in fair value of derivatives	—	—	—	(102)	—	(102)
Amortization of interest rate lock agreements	—	488	—	—	—	488
Change in fair value of available-for-sale securities	—	—	—	1	—	1

Other comprehensive income (loss)	—	488	—	(5,222)	—	(4,734)

Comprehensive income (loss)	$84,602	$23,840	$57,938	$(2,913)	$(83,599)	$79,868

Condensed Consolidating Statement of Comprehensive Income
Nine Months Ended February 28, 2015
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$325,403	$102,933	$210,203	$14,079	$(327,215)	$325,403

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	—	(34,130)	—	(34,130)
Change in fair value of derivatives	—	—	—	(33)	—	(33)
Amortization of interest rate lock agreements	—	1,464	—	—	—	1,464
Change in fair value of available-for-sale securities	—	—	—	8	—	8

Other comprehensive income (loss)	—	1,464	—	(34,155)	—	(32,691)

Comprehensive income (loss)	$325,403	$104,397	$210,203	$(20,076)	$(327,215)	$292,712

Condensed Consolidating Statement of Comprehensive Income
Nine Months Ended February 28, 2014
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$247,218	$74,305	$165,617	$21,975	$(261,897)	$247,218

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	—	(3,727)	—	(3,727)
Change in fair value of derivatives	—	—	—	(291)	—	(291)
Amortization of interest rate lock agreements	—	1,464	—	—	—	1,464
Change in fair value of available-for-sale securities	—	—	(14)	(3)	—	(17)

Other comprehensive income (loss)	—	1,464	(14)	(4,021)	—	(2,571)

Comprehensive income	$247,218	$75,769	$165,603	$17,954	$(261,897)	$244,647

Condensed Consolidating Balance Sheet
As of February 28, 2015
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$78,363	$221,365	$58,592	$—	$358,320
Marketable securities	—	—	—	44,874	—	44,874
Accounts receivable, net	—	360,585	106,053	31,340	—	497,978
Inventories, net	—	205,949	16,385	9,635	2,672	234,641
Uniforms and other rental items in service	—	389,894	116,887	35,726	(18,442)	524,065
Income taxes, current	—	(13,492)	20,014	111	—	6,633
Deferred tax asset (liability)	—	328	(328)	—	—	—
Assets held for sale	—	21,132	—	—	—	21,132
Prepaid expenses and other current assets	—	5,133	16,212	1,137	—	22,482
Total current assets	—	1,047,892	496,588	181,415	(15,770)	1,710,125

Property and equipment, at cost, net	—	514,102	269,479	69,810	—	853,391

Investments	321,083	2,073,181	890,580	956,960	(3,796,266)	445,538
Goodwill	—	—	1,179,265	15,236	(112)	1,194,389
Service contracts, net	—	44,785	37	2	—	44,824
Other assets, net	1,265,600	7,821	2,504,120	8,632	(3,768,094)	18,079
	$1,586,683	$3,687,781	$5,340,069	$1,232,055	$(7,580,242)	$4,266,346

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$(465,246)	$(727,330)	$1,241,536	$24,969	$38,023	$111,952
Accrued compensation and related liabilities	—	52,678	21,373	3,956	—	78,007
Accrued liabilities	—	50,457	219,835	11,580	—	281,872
Deferred tax liability	—	—	98,990	7,798	—	106,788
Liabilities held for sale	—	612	—	—	—	612
Long-term debt due within one year	—	293	(293)	—	—	—
Total current liabilities	(465,246)	(623,290)	1,581,441	48,303	38,023	579,231

Long-term liabilities:
Long-term debt due after one year	—	1,308,842	(9,242)	400	—	1,300,000
Deferred income taxes	—	(5)	235,724	(3,487)	—	232,232
Accrued liabilities	—	—	106,301	916	—	107,217
Total long-term liabilities	—	1,308,837	332,783	(2,171)	—	1,639,449
Total shareholders’ equity	2,051,929	3,002,234	3,425,845	1,185,923	(7,618,265)	2,047,666
	$1,586,683	$3,687,781	$5,340,069	$1,232,055	$(7,580,242)	$4,266,346

Condensed Consolidating Balance Sheet
As of May 31, 2014
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$73,540	$399,525	$40,223	$—	$513,288
Accounts receivable, net	—	366,629	97,869	43,929	—	508,427
Inventories, net	—	215,974	20,745	9,650	4,870	251,239
Uniforms and other rental items in service	—	374,666	112,467	38,240	(18,836)	506,537
Income taxes, current	—	1,549	(1,549)	—	—	—
Prepaid expenses and other current assets	—	7,058	14,752	4,380	—	26,190
Total current assets	—	1,039,416	643,809	136,422	(13,966)	1,805,681

Property and equipment, at cost, net	—	533,665	225,677	96,360	—	855,702

Investments	321,083	2,081,094	893,647	1,015,343	(3,852,810)	458,357
Goodwill	—	—	1,211,716	55,807	(112)	1,267,411
Service contracts, net	—	51,248	53	4,374	—	55,675
Other assets, net	1,378,100	8,900	2,189,527	9,044	(3,565,945)	19,626
	$1,699,183	$3,714,323	$5,164,429	$1,317,350	$(7,432,833)	$4,462,452

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$(465,247)	$(545,526)	$1,092,545	$30,281	$38,017	$150,070
Accrued compensation and related liabilities	—	56,581	22,590	5,855	—	85,026
Accrued liabilities	—	79,614	208,983	11,876	(746)	299,727
Income taxes, current	—	—	4,915	1,045	—	5,960
Deferred tax liability	—	(510)	80,575	8,780	—	88,845
Long-term debt due within one year	—	773	(270)	—	—	503
Total current liabilities	(465,247)	(409,068)	1,409,338	57,837	37,271	630,131

Long-term liabilities:
Long-term debt due after one year	—	1,309,611	(10,380)	500	746	1,300,477
Deferred income taxes	—	(6)	251,924	(5,874)	—	246,044
Accrued liabilities	—	—	92,069	873	—	92,942
Total long-term liabilities	—	1,309,605	333,613	(4,501)	746	1,639,463
Total shareholders’ equity	2,164,430	2,813,786	3,421,478	1,264,014	(7,470,850)	2,192,858
	$1,699,183	$3,714,323	$5,164,429	$1,317,350	$(7,432,833)	$4,462,452

Condensed Consolidating Statement of Cash Flows
Nine Months Ended February 28, 2015
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Cash flows from operating activities:
Net income	$325,403	$102,933	$210,203	$14,079	$(327,215)	$325,403
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	—	58,898	38,081	7,971	—	104,950
Amortization of intangible assets	—	10,620	45	425	—	11,090
Stock-based compensation	36,016	—	—	—	—	36,016
Gain on sale of Storage businesses	—	(31,113)	86	(4,009)	—	(35,036)
Gain on deconsolidation of Shredding business	—	(6,619)	—	—	—	(6,619)
Gain on sale of stock of an equity method investment	—	—	(21,739)	—	—	(21,739)
Loss on investment in Shred-it	—	10,349	(206)	1,046	—	11,189
Deferred income taxes		69	14,639	720	—	15,428
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	—	2,345	(8,184)	2,671	—	(3,168)
Inventories, net	—	10,048	4,361	(1,237)	2,198	15,370
Uniforms and other rental items in service	—	(15,228)	(4,420)	(2,161)	(394)	(22,203)
Prepaid expenses and other current assets	—	34	(1,460)	(183)	—	(1,609)
Accounts payable	—	(174,010)	137,440	2,949	6	(33,615)
Accrued compensation and related liabilities	—	(3,903)	(1,216)	(1,967)	—	(7,086)
Accrued liabilities	—	(28,349)	25,082	4,362	746	1,841
Income taxes, current	—	15,041	(26,508)	(1,099)	—	(12,566)
Net cash provided by (used in) operating activities	361,419	(48,885)	366,204	23,567	(324,659)	377,646

Cash flows from investing activities:
Capital expenditures	—	(72,623)	(81,881)	(8,536)	—	(163,040)
Proceeds from redemption of marketable securities	—	—	—	18,711	—	18,711
Purchase of marketable securities and investments	—	(2,436)	47,169	(68,136)	(56,544)	(79,947)
Proceeds from Storage transactions, net of cash contributed	—	93,387	(89)	61,593	—	154,891
Proceeds from Shredding transaction	—	3,344	—	—	—	3,344
Proceeds from sale of stock of an equity method investment	—	—	29,933	—	—	29,933
Dividends received on equity method investment	—	—	5,247	—	—	5,247
Acquisitions of businesses, net of cash acquired	—	(13,798)	—	—	—	(13,798)
Other, net	123,154	45,096	(545,939)	(2,677)	381,949	1,583
Net cash provided by (used in) investing activities	123,154	52,970	(545,560)	955	325,405	(43,076)

Cash flows from financing activities:
Proceeds from issuance of debt	—	—	(2,225)	2,225	—	—
Repayment of debt	—	(726)	3,421	(2,405)	(746)	(456)
Exercise of stock-based compensation awards	31,956	—	—	—	—	31,956
Dividends paid	(201,881)	—	—	(60)	—	(201,941)
Repurchase of common stock	(314,648)	—	—	—	—	(314,648)
Other, net	—	1,464	—	1,675	—	3,139
Net cash (used in) provided by financing activities	(484,573)	738	1,196	1,435	(746)	(481,950)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(7,588)	—	(7,588)

Net increase (decrease) in cash and cash equivalents	—	4,823	(178,160)	18,369	—	(154,968)
Cash and cash equivalents at beginning of period	—	73,540	399,525	40,223	—	513,288
Cash and cash equivalents at end of period	$—	$78,363	$221,365	$58,592	$—	$358,320

Condensed Consolidating Statement of Cash Flows
Nine Months Ended February 28, 2014
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Cash flows from operating activities:
Net income	$247,218	$74,305	$165,617	$21,975	$(261,897)	$247,218
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	—	77,225	39,574	10,962	—	127,761
Amortization of intangible assets	—	15,913	122	1,489	—	17,524
Stock-based compensation	22,248	—	—	—	—	22,248
Deferred income taxes	—	(1)	8,806	(72)	—	8,733
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	—	(29,274)	(5,078)	328	—	(34,024)
Inventories, net	—	(23,320)	6,385	534	271	(16,130)
Uniforms and other rental items in service	—	(3,796)	1,246	(732)	(860)	(4,142)
Prepaid expenses	—	475	(3,964)	1,597	—	(1,892)
Accounts payable	—	(43,563)	33,239	3,288	(1)	(7,037)
Accrued compensation and related liabilities	—	3,338	(576)	(543)	—	2,219
Accrued liabilities	—	(19,708)	26,620	(2,654)	767	5,025
Income taxes, current	—	18,413	(2,629)	2,486	—	18,270
Net cash provided by operating activities	269,466	70,007	269,362	38,658	(261,720)	385,773

Cash flows from investing activities:
Capital expenditures	—	(77,219)	(26,646)	(9,750)	—	(113,615)
Proceeds from redemption of marketable securities	—	—	5,659	43,976	—	49,635
Purchase of marketable securities and investments	—	(1,051)	(57,460)	(49,051)	44,227	(63,335)
Acquisitions of businesses, net of cash acquired	—	(12,783)	—	(20,182)	—	(32,965)
Other, net	(45,138)	45,472	(204,788)	(14,674)	218,260	(868)
Net cash used in investing activities	(45,138)	(45,581)	(283,235)	(49,681)	262,487	(161,148)

Cash flows from financing activities:
Proceeds from issuance of debt	—	—	4,416	(4,416)	—	—
Repayment of debt	—	(8,259)	1,016	—	(767)	(8,010)
Exercise of stock-based compensation awards	29,286	—	—	—	—	29,286
Dividends paid	(93,287)	—	—	(27)	—	(93,314)
Repurchase of common stock	(164,462)	—	—	—	—	(164,462)
Other, net	4,135	1,464	—	4,740	—	10,339
Net cash (used in) provided by financing activities	(224,328)	(6,795)	5,432	297	(767)	(226,161)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1,878)	—	(1,878)

Net increase (decrease) in cash and cash equivalents	—	17,631	(8,441)	(12,604)	—	(3,414)
Cash and cash equivalents at beginning of period	—	54,511	247,070	50,692	—	352,273
Cash and cash equivalents at end of period	$—	$72,142	$238,629	$38,088	$—	$348,859

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

RESULTS OF OPERATIONS

Effective August 31, 2014, Cintas classifies its businesses into three operating segments based on the types of products and services provided.  The Rental Uniforms and Ancillary Products operating segment consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items.  In addition to these rental items, restroom cleaning services and supplies and carpet and tile cleaning services are also provided within this operating segment.  The Uniform Direct Sales operating segment consists of the direct sale of uniforms and related items.  The First Aid, Safety and Fire Protection Services operating segment consists of first aid, safety and fire protection products and services. Revenue and income before income taxes for each of these operating segments for the three and nine months ended February 28, 2015 and 2014 are presented in Note 11 entitled Segment Information of “Notes to Consolidated Condensed Financial Statements.”

Previously, Cintas classified its businesses into four operating segments. The Document Management Services operating segment is no longer considered an operating segment for fiscal 2015 and beyond. This operating segment consisted of document destruction (Shredding), document imaging and document retention services (Storage). On April 30, 2014, Cintas completed its partnership transaction with the shareholders of Shred-it International Inc. (Shred-it) to combine Cintas' document destruction, or shredding, business with Shred-it's shredding business. Due to the deconsolidation of the shredding business, fiscal 2015 results exclude the results of the shredding business. This business remains reported in continuing operations for the three and nine months ended February 28, 2014. Based on the change in reportable operating segments, the results of the Shredding business for the three and nine months ended February 28, 2014 are presented in Corporate. Additionally, effective August 31, 2014, the Storage business is reported as a discontinued operation for all periods presented and has been excluded from continuing operations and from operating segment results for all periods presented. In the quarter ended November 30, 2014, Cintas sold its Storage business. Please see Note 12 entitled Discontinued Operations of "Notes to Consolidated Financial Statements" for additional information.

Consolidated Results

Three Months Ended February 28, 2015 Compared to Three Months Ended February 28, 2014

Total revenue for the three months ended February 28, 2015 was $1,108.8 million compared to $1,111.0 million in the same period of the prior fiscal year. However, on an organic basis, revenue increased 7.5% as a result of increased sales volume. Organic growth excludes the impact of acquisitions, disposals and deconsolidations, and foreign currency exchange rate fluctuations. Revenue growth was negatively impacted 7.2% because of the deconsolidation of the shredding business, which contributed $74.9 million of revenue in the three months ended February 28, 2014, and 0.6% due to foreign currency exchange rate fluctuations. Acquisitions positively impacted the growth rate by 0.1%.

Rental Uniforms and Ancillary Products operating segment revenue increased 7.2% for the three months ended February 28, 2015 over the same period in the prior fiscal year, from $801.7 million to $859.5 million. Revenue increased organically by 7.8%. Revenue growth was negatively impacted 0.6% due to foreign currency exchange rate fluctuations. Growth was driven by many factors including new business sold by sales representatives and penetration of additional products and services into existing customers.

Other Services revenue, consisting of revenue from the Uniform Direct Sales operating segment, First Aid, Safety and Fire Protection Services operating segment and the shredding business (for the three months ended February 28, 2014), decreased 19.4% for the three months ended February 28, 2015 compared to the same period in the prior fiscal year, from $309.3 million to $249.3 million. Revenue increased organically by 6.3%. Revenue growth was negatively impacted 25.7% due to the deconsolidation of the shredding business and 0.3% due to foreign currency exchange rate fluctuations. Acquisitions positively impacted the growth rate by 0.3%.

Cost of rental uniforms and ancillary products consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other ancillary items. Cost of rental uniforms and ancillary products increased $26.0 million, or 5.8%, for the three months ended February 28, 2015, compared to the three months ended February 28, 2014. This increase was due to higher Rental Uniforms and Ancillary Products operating segment sales volume.

Cost of other services consists primarily of cost of goods sold (predominantly uniforms and first aid, safety and fire protection products), delivery expenses and distribution expenses in the Uniform Direct Sales operating segment, the First Aid, Safety and Fire Protection Services operating segment, and the shredding business. Cost of other services decreased $33.8 million, or 17.7%, for the three months ended February 28, 2015, compared to the three months ended February 28, 2014. The decrease was primarily due to the deconsolidation of the shredding business partially offset by increases due to higher Uniform Direct Sales and First Aid, Safety and Fire Protection Services operating segment sales volume.

Selling and administrative expenses decreased $16.2 million, or 5.1%, for the three months ended February 28, 2015, compared to the three months ended February 28, 2014. The majority of the decrease was due to the deconsolidation of the shredding business partially offset by increases due to higher Rental Uniforms and Ancillary Products, Uniform Direct Sales and First Aid, Safety and Fire Protection Services operating segment sales volume.

Net interest expense (interest expense less interest income) was $16.2 million for the three months ended February 28, 2015, compared to $16.4 million for the third quarter of fiscal 2014. The decrease was due to an increase in capitalized interest on capital projects along with a minor decrease in the amount of debt in the third quarter of fiscal 2015 from the third quarter of the prior fiscal year.

Cintas’ effective tax rate on continuing operations was 36.2% for the three months ended February 28, 2015, compared to 36.7% for the three months ended February 28, 2014. The effective tax rate can fluctuate from quarter to quarter based upon tax reserve changes related to specific items, none of which were material to Cintas.

During the three months ended February 28, 2015, Cintas recorded a net loss on the investment in the Shred-it partnership of $6.8 million. This loss was net of a tax benefit of $4.0 million. The Shred-it partnership results in the period were adversely affected by integration costs and foreign currency exchange rates due to the weakened Canadian dollar.

Net income from continuing operations increased $9.3 million, or 11.0%, for the three months ended February 28, 2015, from the same period in the prior fiscal year, as explained above. Diluted earnings per share from continuing operations was $0.79 for the three months ended February 28, 2015, which was an increase of 14.5% compared to the same period in the prior fiscal year. Diluted earnings per share from continuing operations increased due to an increase in earnings from continuing operations combined with a decrease in weighted average common shares outstanding. The decrease in common shares outstanding resulted from purchasing 7.4 million shares of common stock under the October 18, 2011 and July 30, 2013 share buyback programs since the beginning of the fourth quarter of fiscal 2014 through the third quarter of fiscal 2015.

Rental Uniforms and Ancillary Products Operating Segment

Three Months Ended February 28, 2015 Compared to Three Months Ended February 28, 2014

Rental Uniforms and Ancillary Products operating segment revenue increased from $801.7 million to $859.5 million, or 7.2%, for the three months ended February 28, 2015, over the same quarter in the prior fiscal year, and the cost of rental uniforms and ancillary products increased $26.0 million, or 5.8%. The operating segment’s gross margin was $383.4 million, or 44.6% of revenue. The gross margin was 70 basis points higher than the prior fiscal year’s third quarter gross margin of 43.9%. The increase was primarily driven by lower energy-related expenses.

Selling and administrative expenses increased $11.2 million due primarily to increased labor and other employee-partner related expenses, and decreased 50 basis points, to 27.3% of revenue, compared to 27.8% in the third quarter of the prior fiscal year. The improvement as a percent of revenue was due to revenue growth out-pacing fixed or infrastructure costs.

Income before income taxes increased $20.6 million to $149.0 million for the Rental Uniforms and Ancillary Products operating segment for the third quarter of fiscal 2015 compared to the same quarter last fiscal year. Income before income taxes was 17.3% of the operating segment’s revenue, which was a 130 basis point increase compared to the third quarter of the prior fiscal year. This increase was due to the increase in gross margin and lower selling and administrative expenses as a percent of revenue previously discussed.

Uniform Direct Sales Operating Segment

Three Months Ended February 28, 2015 Compared to Three Months Ended February 28, 2014

Uniform Direct Sales operating segment revenue increased from $107.7 million to $112.2 million, or 4.2%, for the three months ended February 28, 2015, from the same quarter in the prior fiscal year, due to increased sales volume. Revenue increased organically by 4.8%. Revenue growth was negatively impacted 0.6% due to foreign currency exchange rate fluctuations.

Cost of uniform direct sales increased $3.1 million, or 3.9%, for the three months ended February 28, 2015, compared to the same quarter in the prior fiscal year, due to increased sales volume. The gross margin as a percent of revenue was 27.7% for the three months ended February 28, 2015, which is a 20 basis point increase compared to the gross margin of 27.5% in the same quarter of the prior fiscal year. The increased margin resulted primarily from lower energy-related expenses.

Selling and administrative expenses increased $0.9 million compared to the third quarter of the prior fiscal year due mostly to increased labor and other employee-related expenses. Selling and administrative expenses as a percent of revenue were 19.0%, the same as the three months ended February 28, 2014.

Income before income taxes increased $0.6 million for the Uniform Direct Sales operating segment for the third quarter of fiscal 2015 compared to the same quarter last fiscal year. Income before income taxes was 8.7% of the operating segment’s revenue, which is a 10 basis point increase compared to the same quarter last fiscal year. This increase over the prior year third quarter was due to the increase in gross margin discussed above.

First Aid, Safety and Fire Protection Services Operating Segment

Three Months Ended February 28, 2015 Compared to Three Months Ended February 28, 2014

First Aid, Safety and Fire Protection Services operating segment revenue increased from $126.7 million to $137.1 million, or 8.2%, for the three months ended February 28, 2015. Revenue increased organically by 7.5% as a result of increased sales volume. The 0.7% difference in growth rates represents growth derived through acquisitions.

Cost of first aid, safety and fire protection services increased $4.8 million, or 6.6%, for the three months ended February 28, 2015, over the three months ended February 28, 2014, due to increased sales volume. The gross margin as a percent of revenue was 44.3% for the quarter ended February 28, 2015, which is an 80 basis point increase compared to the gross margin as a percent of revenue of 43.5% in the same quarter of the prior fiscal year. Lower energy-related expenses comprised 60 basis points of the increase with the remainder due to an improved sales mix of higher margin products and services.

Selling and administrative expenses increased $1.5 million compared to the same quarter in the prior fiscal year. The increase was due primarily to increased labor and other employee-related expenses. Selling and administrative expenses as a percent of revenue improved to 33.5% from 35.1% in the third quarter of fiscal 2014 as revenue growth outpaced the increase in expenses.

Income before income taxes for the First Aid, Safety and Fire Protection Services operating segment increased $4.1 million to $14.8 million for the three months ended February 28, 2015, compared to the same quarter in the prior fiscal year, due to the increase in revenue and decrease in energy-related expenses. Income before income taxes, at 10.8% of the operating segment’s revenue, was a 240 basis point increase compared to the same quarter last fiscal year due to the reasons previously mentioned.

Consolidated Results

Nine Months Ended February 28, 2015 Compared to Nine Months Ended February 28, 2014

Total revenue of $3,334.3 million for the nine months ended February 28, 2015 was about equal to the revenue in the same period of the prior fiscal year of $3,335.2 million. Revenue increased organically by 7.4% as a result of increased sales volume. Organic growth excludes the impact of acquisitions, disposals and deconsolidations, and foreign currency exchange rate fluctuations. Revenue growth was negatively impacted 7.1% due to the deconsolidation of the shredding business, which contributed $222.0 million of revenue in the nine months ended February 28, 2014, and 0.4% due to foreign currency exchange rate fluctuations. Acquisitions positively impacted the growth rate by 0.1%.

Rental Uniforms and Ancillary Products operating segment revenue increased 7.6% for the nine months ended February 28, 2015 over the same period in the prior fiscal year, from $2,398.9 million to $2,581.8 million. Revenue increased organically by 8.1%. Revenue growth was negatively impacted 0.5% due to foreign currency changes. Growth was driven by many factors including new business sold by sales representatives and penetration of additional products and services into existing customers.

Other Services revenue, consisting of revenue from the Uniform Direct Sales operating segment, First Aid, Safety and Fire Protection Services operating segment and the shredding business (for the nine months ended February 28, 2104), decreased 19.6% for the nine months ended February 28, 2015 from the same period in the prior fiscal year, from $936.3 million to $752.5 million. Revenue increased organically by 5.1%. Revenue growth was negatively impacted 25.0% due to the deconsolidation of the shredding business and 0.2% due to foreign currency changes. Acquisitions positively impacted the growth rate by 0.5%.

Cost of rental uniforms and ancillary products consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other ancillary items. Cost of rental uniforms and ancillary products increased $60.7 million, or 4.5%, for the nine months ended February 28, 2015, compared to the nine months ended February 28, 2014. This increase was due to higher operating segment sales volume.

Cost of other services consists primarily of cost of goods sold (predominantly uniforms and first aid, safety and fire protection products), delivery expenses and distribution expenses in the Uniform Direct Sales operating segment, the First Aid, Safety and Fire Protection Services operating segment, and the shredding business. Cost of other services decreased $103.4 million, or 17.9%, for the nine months ended February 28, 2015, compared to the nine months ended February 28, 2014. The decrease was primarily due to the deconsolidation of the shredding business partially offset by increases due to higher First Aid, Safety and Fire Protection Services operating segment sales volume.

Selling and administrative expenses decreased $33.2 million, or 3.5%, for the nine months ended February 28, 2015, compared to the nine months ended February 28, 2014. The majority of the decrease was due to the deconsolidation of the shredding business partially offset by increases due to higher Rental Uniforms and Ancillary Products, Uniform Direct Sales and First Aid, Safety and Fire Protection Services operating segment sales volume.

In the nine months ended February 28, 2015, Cintas received additional proceeds from Shred-it related to the contribution of the shredding business to the Shred-it partnership. The Company realized a gain of $6.6 million as a result of the additional consideration received. Also during the first nine months of fiscal 2015, Cintas sold stock in an equity method investment. In conjunction with the sale, the Company received a cash dividend. The sale resulted in the recording of a gain of $21.7 million in the nine months ended February 28, 2015.

Net interest expense (interest expense less interest income) was $48.6 million for the nine months ended February 28, 2015, compared to $49.2 million for the same period of fiscal 2014. The minor decrease was primarily due to an increase in capitalized interest on capital projects in the nine months ended February 28, 2015.

Cintas’ effective tax rate on continuing operations was 37.0% for the nine months ended February 28, 2015, compared to 37.2% for the nine months ended February 28, 2014. The effective tax rate can fluctuate from quarter to quarter based upon tax reserve changes related to specific items, none of which were material to Cintas.

During the nine months ended February 28, 2015, Cintas recorded a net loss on the investment in the Shred-it partnership of $7.0 million. This loss was net of taxes of $4.2 million. The Shred-it partnership results in the period were adversely affected by integration costs and foreign currency exchange rate fluctuations due to the weakened Canadian dollar.

Net income from continuing operations increased $60.7 million, or 24.7%, for the nine months ended February 28, 2015 from the same period in the prior fiscal year, due to the reasons explained above. Diluted earnings per share from continuing operations was $2.58 for the nine months ended February 28, 2015, which was an increase of 28.4% compared to the same period in the prior fiscal year. Diluted earnings per share from continuing operations increased due to an increase in earnings from continuing operations combined with a decrease in weighted average common shares outstanding. The decrease in common shares outstanding resulted from purchasing 7.4 million shares of common stock under the October 18, 2011 and July 30, 2013 share buyback programs since the beginning of the fourth quarter of fiscal 2014 through the third quarter of fiscal 2015.

Rental Uniforms and Ancillary Products Operating Segment

Nine Months Ended February 28, 2015 Compared to Nine Months Ended February 28, 2014

Rental Uniforms and Ancillary Products operating segment revenue increased from $2,398.9 million to $2,581.8 million, or 7.6%, for the nine months ended February 28, 2015, over the same period in the prior fiscal year, and the cost of rental uniforms and ancillary products increased $60.7 million, or 4.5%. The operating segment’s gross margin was $1,157.2 million, or 44.8% of revenue. The gross margin as a percent of revenue was 170 basis points higher than the same period of the prior fiscal year of 43.1%. The increase in gross margin was driven by many factors including new business sold by sales representatives, penetration of additional products and services into existing customers, and continuously improving the efficiency of processes. In addition, lower energy-related expenses increased gross margin 30 basis points.

Selling and administrative expenses increased $45.9 million due primarily to increased labor and other employee-partner related expenses, and decreased 10 basis points, to 27.5% of revenue, compared to 27.6% in the same period of the prior fiscal year as a result of revenue growing faster than selling and administrative expenses.

Income before income taxes increased $76.3 million to $448.2 million for the first nine months of fiscal 2015 compared to the same period last fiscal year. Income before income taxes was 17.4% of the operating segment’s revenue, which was a 190 basis point increase compared to the nine months ended February 28, 2014. This increase was due primarily to the increase in gross margin previously discussed.

Uniform Direct Sales Operating Segment

Nine Months Ended February 28, 2015 Compared to Nine Months Ended February 28, 2014

Uniform Direct Sales operating segment revenue decreased from $337.0 million to $334.9 million, or 0.6%, for the nine months ended February 28, 2015 compared to the same period of the prior fiscal year, due to fewer large uniform customer roll-outs. Revenue decreased organically by 0.1%. Revenue growth was negatively impacted 0.5% due to foreign currency exchange rate fluctuations.

Cost of uniform direct sales decreased $1.7 million, or 0.7%, for the nine months ended February 28, 2015, compared to the nine month period ended February 28, 2014, due to decreased sales volume. The gross margin as a percent of revenue was 28.1% for the nine months ended February 28, 2015, which is a 10 basis point increase from the gross margin in the same period of the prior fiscal year of 28.0%.

Selling and administrative expenses increased $2.0 million compared to the nine months ended February 28, 2014 due in large part to foreign currency exchange rate fluctuations. Selling and administrative expenses as a percent of revenue, at 19.3%, increased 70 basis points compared to the nine months ended February 28, 2014, mainly due to lower operating segment revenue and foreign currency exchange rate fluctuations for the first nine months of fiscal 2015 compared to the same period in the prior fiscal year.

Income before income taxes decreased $2.4 million for the Uniform Direct Sales operating segment for the first nine months of fiscal 2015 compared to the same period of last fiscal year. Income before income taxes was 8.8% of the operating segment’s revenue, which is a 60 basis point decrease compared to the same period of last fiscal year. This decrease was primarily due to the decrease in revenue and the increase in selling and administrative expenses discussed above.

First Aid, Safety and Fire Protection Services Operating Segment

Nine Months Ended February 28, 2015 Compared to Nine Months Ended February 28, 2014

First Aid, Safety and Fire Protection Services operating segment revenue increased from $377.2 million to $417.6 million, or 10.7%, for the nine months ended February 28, 2015. Revenue increased organically by 9.9% as a result of increased sales volume. The 0.8% difference in growth rates represents growth derived through acquisitions.

Cost of first aid, safety and fire protection services increased $21.0 million, or 9.9%, for the nine months ended February 28, 2015, over the nine months ended February 28, 2014, due to increased sales volume. The gross margin as a percent of revenue was 43.9% for the nine months ended February 28, 2015, which is a 40 basis point increase compared to the gross margin as a percent of revenue of 43.5% in the same period of the prior fiscal year. Lower energy-related expense were the primary driver of gross margin improvement in the period.

Selling and administrative expenses increased $10.9 million compared to the same period in the prior fiscal year. The increase was due primarily to increased labor and other employee-related expenses. Selling and administrative expenses as a percent of revenue improved to 34.1% from 34.8% in the nine months ended February 28, 2014, as revenue growth outpaced the increase in expenses.

Income before income taxes for the First Aid, Safety and Fire Protection Services operating segment increased $8.5 million to $41.2 million for the nine months ended February 28, 2015, compared to the same period in the prior fiscal year, due to the increase in revenue. Income before income taxes, at 9.9% of the operating segment’s revenue, was a 120 basis point increase compared to the same period last fiscal year, due to the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The following is a summary of our cash flows and cash, cash equivalents and marketable securities as of and for the nine months ended February 28:

(In thousands)	2015	2014

Net cash provided by operating activities	$377,646	$385,773
Net cash used in investing activities	$(43,076)	$(161,148)
Net cash used in financing activities	$(481,950)	$(226,161)

Cash and cash equivalents at the end of the period	$358,320	$348,859
Marketable securities at the end of the period	$44,874	$4,840

Cash and cash equivalents were $358.3 million and $348.9 million as of February 28, 2015 and 2014, respectively. Between the date we issued our estimated financial results for the third quarter ended February 28, 2015 and the finalization of our financial statements for such period, Cintas made a balance sheet reclassification between cash and accounts payable in the amount of $87.0 million. The reclassification reduced cash, accounts payable, and net cash provided by operating activities. Cash and cash equivalents and marketable securities as of February 28, 2015 and 2014 include $103.5 million and $42.9 million, respectively, that is located outside of the United States. We expect to use these amounts to fund our international operations and international expansion activities.

Cash flows provided by operating activities have historically supplied us with a significant source of liquidity. We generally use these cash flows to fund most, if not all, of our operations and expansion activities and dividends on our common stock. We may also use cash flows provided by operating activities, as well as proceeds from long-term debt and short-term borrowings, to fund growth and expansion opportunities, as well as other cash requirements such as the repurchase of our common stock. Net cash provided by operating activities was $377.6 million for the nine months ended February 28, 2015, a decrease of $8.1 million compared to the same period last fiscal year.

Net cash used in investing activities includes capital expenditures and cash paid for acquisitions of businesses. Capital expenditures were $163.0 million and $113.6 million for the nine months ended February 28, 2015 and February 28, 2014, respectively. Current year capital expenditures primarily relate to expansion efforts in the Rental Uniforms and Ancillary Products operating segment, representing $139.3 million of the current year outflow. Cash paid for acquisitions of businesses net of cash acquired was $13.8 million and $33.0 million for the nine months ended February 28, 2015 and February 28, 2014, respectively. The acquisitions in fiscal 2015 occurred in our Rental Uniforms and Ancillary Products and First Aid, Safety and Fire Protection Services operating segments. In the nine months ended February 28, 2015, net cash used in investing activities includes $35.2 million cash received from the sale of stock of an equity method investment plus receipt of dividends on the same investment. In addition, the Company sold its document imaging and document retention business during the nine month period ended February 28, 2015, receiving proceeds, net of cash contributed, of $154.9 million.

Net cash used in financing activities was $482.0 million and $226.2 million for the nine months ended February 28, 2015 and February 28, 2014, respectively. On October 18, 2011, we announced that the Board of Directors authorized a $500.0 million share buyback program. During the first nine months of fiscal 2014, under the October 18, 2011 program, we purchased 3.2 million shares of Cintas common stock for a total purchase price of $157.7 million. The October 18, 2011 program was completed in April 2014. On July 30, 2013, we announced that the Board of Directors authorized a new $500.0 million share buyback program. During the nine months ended February 28, 2015, under the July 30, 2013 program, we purchased 4.0 million shares of Cintas common stock for a total purchase price of $300.5 million. The July 30, 2013 program was completed in February 2015. On January 13, 2015, we announced that the Board of Directors authorized a new $500.0 million share buyback program, which does not have an expiration date. In the period subsequent to February 28, 2015 through April 2, 2015, we did not purchase any shares of Cintas common stock. From the inception of the July 30, 2013 share buyback program, Cintas has purchased a total of 7.3 million shares of Cintas common stock at an average price of $68.28 per share for a total purchase price of $500.0 million. No shares have yet been purchased under the January 13, 2015 program. For the nine months ended February 28, 2015, Cintas acquired 0.2 million shares of Cintas common stock for employee payroll taxes due on restricted stock awards that vested during the nine months ended February 28, 2015. These shares were acquired at an average price of $64.32 per share for a total purchase price of $14.1 million.

As of February 28, 2015, we had $1,300.0 million aggregate principal amount in fixed rate senior notes outstanding with maturities ranging from 2016 to 2036.

Cintas’ commercial paper program has a capacity of $300.0 million that is fully supported by a backup revolving credit facility through a credit agreement with its banking group. This revolving credit facility has an accordion feature that allows for a maximum borrowing capacity of $450.0 million and has a maturity date of May 28, 2019. We believe this program, along with cash generated from operations, will be adequate to provide necessary funding for our future cash requirements. No commercial paper or borrowings under our revolving credit facility were outstanding as of February 28, 2015 or May 31, 2014.

Cintas has certain covenants related to debt agreements. These covenants limit our ability to incur certain liens, to engage in sale-leaseback transactions and to merge, consolidate or sell all or substantially all of Cintas' assets. These covenants also require Cintas to maintain certain debt to earnings before interest, taxes, depreciation and amortization (EBITDA) and interest coverage ratios. Cross-default provisions exist between certain debt instruments. If a default of a significant covenant were to occur, the default could result in an acceleration of the maturity of the indebtedness, impair liquidity and limit the ability to raise future capital. As of February 28, 2015, Cintas was in compliance with all debt covenants.

Our access to the commercial paper and long-term debt markets has historically provided us with sources of liquidity.  We do not anticipate having difficulty in obtaining financing from those markets in the future in view of our favorable experiences in the debt markets in the recent past. Our ability to continue to access the commercial paper and long-term debt markets on favorable interest rate and other terms will depend, to a significant degree, on the ratings assigned by the credit rating agencies to our indebtedness. As of February 28, 2015, our ratings were as follows:

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements. Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “predicts,” “projects,” “plans,” “expects,” “intends,” “target,” “forecast,” “believes,” “seeks,” “could,” “should,” “may” and “will” or the negative versions thereof and similar words, terms and expressions and by the context in which they are used. Such statements are based upon current expectations of Cintas and speak only as of the date made. You should not place undue reliance on any forward-looking statement. We cannot guarantee that any forward-looking statement will be realized. These statements are subject to various risks, uncertainties, potentially inaccurate assumptions and other factors that could cause actual results to differ from those set forth in or implied by this Form 10-Q. Factors that might cause such a difference include, but are not limited to, the Shred-it partnership’s ability to promptly and effectively integrate the Cintas Document Shredding business with Shred-it’s Document Shredding business; the Shred-it partnership’s ability to realize any synergies from the combination of the Cintas Document Shredding business with Shred-it’s Document Shredding business; the Shred-it partnership’s ability to provide a proper accounting of its results; the possibility of greater than anticipated operating costs including energy and fuel costs; lower sales volumes; loss of customers due to outsourcing trends; the performance and costs of integration of acquisitions; fluctuations in costs of materials and labor including increased medical costs; costs and possible effects of union organizing activities; failure to comply with government regulations concerning employment discrimination, employee pay and benefits and employee health and safety; the effect on operations of exchange rate fluctuations, tariffs and other political, economic and regulatory risks; uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation; the cost, results and ongoing assessment of internal controls for financial reporting required by the Sarbanes-Oxley Act of 2002; disruptions caused by the inaccessibility of computer systems data; the initiation or outcome of litigation, investigations or other proceedings; higher assumed sourcing or distribution costs of products; the disruption of operations from catastrophic or extraordinary events; the amount and timing of repurchases of our common stock, if any; changes in federal and state tax and labor laws; the reactions of competitors in terms of price and service; and the ultimate impact of the Affordable Care Act. Cintas undertakes no obligation to publicly release any revisions to any forward-looking statements or to otherwise update any forward-looking statements whether as a result of new information or to reflect events, circumstances or any other unanticipated developments arising after the date on which such statements are made. A further list and description of risks, uncertainties and other matters can be found in our Annual Report on Form 10-K for the year ended May 31, 2014, and in our reports on Forms 10-Q and 8-K. The risks and uncertainties described herein are not the only ones we may face. Additional risks and uncertainties presently not known to us or that we currently believe to be immaterial may also harm our business.

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

ITEM 4.
CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

With the participation of Cintas’ management, including Cintas’ Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, Cintas has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of February 28, 2015.  Based on such evaluation, Cintas’ management, including Cintas’ Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, has concluded that Cintas’ disclosure controls and procedures were effective as of February 28, 2015, in ensuring (i) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is accumulated and communicated to Cintas’ management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in Cintas’ internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended February 28, 2015, that have materially affected, or are reasonably likely to materially affect, Cintas’ internal control over financial reporting. See “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” on pages 30 through 32 of our Annual Report on Form 10-K for the fiscal year ended May 31, 2014.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Period (In millions, except share and per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan (1)	Maximum approximate dollar value of shares that may yet be purchased under the plan (1)

December 1 - 31, 2014 (2)	226	$72.82	—	$250.8
January 1 - 31, 2015 (3)	2,775,773	78.77	2,773,090	532.4
February 1 - 28, 2015 (4)	408,740	79.29	408,200	500.0
Total	3,184,739	$78.84	3,181,290	$500.0

(1) On July 30, 2013, Cintas announced that the Board of Directors approved a $500.0 million share buyback program. On January 13, 2015, Cintas announced that the Board of Directors authorized a new $500.0 million share buyback program, which does not have an expiration date. Beginning in April 2014, under the July 30, 2013 program, through February 2015, Cintas purchased a total of 7.3 million shares of Cintas stock at an average price of $68.28 per share for a total purchase price of $500.0 million.
(2) During December 2014, Cintas acquired 226 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $72.82 per share for a total purchase price of less than $0.1 million.
(3) During January 2015, Cintas acquired 2,683 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $79.88 per share for a total purchase price of less than $0.3 million.
(4) During February 2015, Cintas acquired 540 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $83.17 per share for a total purchase price of less than $0.1 million.

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

CINTAS CORPORATION
(Registrant)

Date: April 2, 2015	/s/	J. Michael Hansen

J. Michael Hansen
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