Form 10-K
period 2015-05-31
CINTAS CORP
filed 2015-07-30
CIK 723254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 31, 2015

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
The aggregate market value of the Registrant's Common Stock held by non-affiliates as of November 28, 2014, was $8,579,254,230 based on a closing sale price of $73.15 per share. As of June 30, 2015, 178,170,012 shares of the Registrant's Common Stock were issued and 110,211,359 shares were outstanding.
Documents Incorporated by Reference
Portions of the Registrant's Proxy Statement to be filed with the Commission for its 2015 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

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
Effective August 31, 2014, Cintas classifies its businesses into three reportable operating segments ("operating segments") based on the types of products and services provided. The Rental Uniforms and Ancillary Products operating segment consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items. In addition to these rental items, restroom cleaning services and supplies and carpet and tile cleaning services are also provided within this operating segment. The Uniform Direct Sales operating segment consists of the direct sale of uniforms and related items. The First Aid, Safety and Fire Protection Services operating segment consists of first aid, safety and fire protection products and services.
Previously, Cintas classified its businesses into four operating segments. The Document Management Services operating segment is no longer considered an operating segment. This operating segment consisted of document destruction services ("Shredding") and document imaging and retention services ("Storage"). On April 30, 2014, Cintas completed its partnership transaction with the shareholders of Shred-it International Inc. (Shred-it) to combine Cintas' Shredding with Shred-it's shredding business ("the Shredding Transaction"). Due to the deconsolidation of Shredding, fiscal 2015 results exclude the results of Shredding. Shredding remains reported in continuing operations for fiscal 2014 (through April 30, 2014 as previously discussed) and 2013. Based on the change in reportable operating segments, the results of Shredding for the year ended May 31, 2014 are presented within Corporate. Additionally, effective August 31, 2014, Storage is reported as a discontinued operation for all periods presented and has been excluded from continuing operations and from operating segment results for all periods presented. In the quarter ended November 30, 2014, Cintas sold Storage in a series of transactions ("Storage Transactions"). Please see Note 17 entitled Discontinued Operations of "Notes to Consolidated Financial Statements" for additional information.
On April 30, 2014, the Shredding Transaction was completed. Cintas Shredding represented approximately 76%, 80%, and 70% of Cintas' Document Management Services operating segment's assets, revenue, and income before income taxes, respectively, as of and for the quarter ended February 28, 2014. Under the agreement, Cintas and Shred-it each contributed its shredding business to a newly formed partnership owned 42% by Cintas and 58% by the shareholders of Shred-it ("the Shred-it Partnership"). In addition to its 42% ownership of the Shred-it Partnership, Cintas received $180.0 million in cash at the closing of the Shredding Transaction. Cintas' equity interest in the partnership is accounted for under the equity method of accounting as prescribed by U.S. generally accepted accounting principles ("GAAP").
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

The following table sets forth Cintas' total revenue and the revenue derived from each operating segment:

Fiscal Year Ended May 31, (in thousands) (1)	2015	2014	2013

Rental Uniforms and Ancillary Products	$3,454,956	$3,223,930	$3,044,587
Uniform Direct Sales	453,653	455,485	461,328
First Aid, Safety and Fire Protection Services	568,277	514,429	460,592
Corporate (2)	—	275,721	279,457
Total Revenue	$4,476,886	$4,469,565	$4,245,964

(1)
The figures for all years presented reflect the change in classification of Storage to discontinued operations within the Consolidated Statements of Income. See Note 17 entitled Discontinued Operations of "Notes to Consolidated Financial Statements."

(2)
Corporate results for the fiscal years ended 2014 and 2013 include Shredding revenue. Fiscal year 2014 includes only eleven months of Shredding revenue as the Shredding Transaction closed on April 30, 2014.

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
Within the Rental Uniforms and Ancillary Products operating segment, Cintas provides its products and services to customers via local delivery routes originating from rental processing plants and branches. Within the Uniform Direct Sales and First Aid, Safety and Fire Protection Services operating segments, Cintas provides its products and services via its distribution network and local delivery routes or local representatives. In total, Cintas has approximately 8,000 local delivery routes, 364 operational facilities and eight distribution centers. At May 31, 2015, Cintas employed approximately 32,000 employees, of which approximately 200 were represented by labor unions.
Cintas sources finished products from many outside suppliers. In addition, Cintas operates five manufacturing facilities that provide for standard uniform needs. Cintas purchases fabric, used in its manufacturing process, from several suppliers. Cintas is not aware of any circumstances that would hinder its ability to continue obtaining these materials.
Cintas is subject to various environmental laws and regulations, as are other companies in the uniform rental industry. While environmental compliance is not a material component of its costs, Cintas must incur capital expenditures and associated operating costs, primarily for water treatment and waste removal, on a regular basis. Environmental spending related to water treatment and waste removal was approximately $12 million in fiscal 2015 and approximately $21 million in fiscal 2014. Capital expenditures to limit or monitor hazardous substances totaled approximately $4 million in fiscal 2015, and there were no capital expenditures in fiscal 2014. Cintas does not expect a material change in the cost of environmental compliance and is not aware of any material non-compliance with environmental laws.
Cintas uses its corporate website, www.cintas.com, as a channel for routine distribution of important information, including news releases, analyst presentations and financial information. Cintas files with or furnishes to the SEC Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports, as well as proxy statements and annual reports to shareholders, and, from time to time, other documents. The reports and other documents filed with or furnished to the SEC are available to investors on or through our corporate website free of charge as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. In addition, the public may read and copy any of the materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington D.C. 20549. The public may obtain information on the operation of the facilities by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site located at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers, such as Cintas, that file electronically with the SEC. Cintas' SEC filings and its Code of Business Conduct can be found on the Investor Information page of its website at www.cintas-corp.com/company/investor_information/highlights.aspx. These documents are available in print to any shareholder who requests a copy by writing or calling Cintas as set forth on the Investor Information page. The content on any website referred to in this Annual Report on Form 10-K is not incorporated by reference into this Form 10-K unless expressly noted.

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
This Annual Report on Form 10-K contains forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements. Forward-looking statements may be identified by words such as "estimates," "anticipates," "predicts," "projects," "plans," "expects," "intends," "target," "forecast," "believes," "seeks," "could," "should," "may" and "will" or the negative versions thereof and similar words, terms and expressions and by the context in which they are used. Such statements are based upon current expectations of Cintas and speak only as of the date made. You should not place undue reliance on any forward-looking statement. We cannot guarantee that any forward-looking statement will be realized. These statements are subject to various risks, uncertainties, potentially inaccurate assumptions and other factors that could cause actual results to differ from those set forth in or implied by this Annual Report. Factors that might cause such a difference include, but are not limited to, the successful completion of the sale of Cintas' investment in the Shred-it Partnership within the expected timeframe or at all; the possibility of greater than anticipated operating costs including energy and fuel costs; lower sales volumes; loss of customers due to outsourcing trends; the performance and costs of integration of acquisitions; fluctuations in costs of materials and labor including increased medical costs costs; costs and possible effects of union organizing activities; failure to comply with government regulations concerning employment discrimination, employee pay and benefits and employee health and safety; the effect on operations of exchange fluctuations, tariffs and other political, economic and regulatory risks; uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation; the cost, results and ongoing assessment of internal controls for financial reporting required by the Sarbanes-Oxley Act of 2002; disruptions caused by the inaccessibility of computer systems data, including cybersercurity risks; the initiation or outcome of litigation, investigations or other proceedings; higher assumed sourcing or distribution costs of products, the disruption of operations from catastrophic or extraordinary events; the amount and timing of repurchases of our common stock, if any; changes in federal and state tax and labor laws; the reactions of competitors in terms of price and service; and the ultimate impact of the Affordable Care Act. Cintas undertakes no obligation to publicly release any revisions to any forward-looking statements or to otherwise update any forward-looking statements whether as a result of new information or to reflect events, circumstances or any other unanticipated developments arising after the date on which such statements are made, except otherwise as required by law. The risks and uncertainties described herein are not the only ones we may face. Additional risks and uncertainties presently not known to us or that we currently believe to be immaterial may also harm our business.
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
We earn revenue, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar, including the Canadian dollar, British pound, and the euro. In fiscal years 2015, 2014 and 2013, revenue denominated in currencies other than the U.S. dollar represented less than 10% of our consolidated revenue. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenue, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, fluctuations in the value of the U.S. dollar against other major currencies, particularly in the event of significant increases in foreign currency revenue, will impact our revenue and operating income and the value of balance sheet items denominated in foreign currencies. This impact could adversely affect our consolidated financial condition and consolidated results of operations.

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
We believe that a key component of our success is our corporate culture, which has been imparted by management throughout our corporate organization. This factor, along with our entire operation, depends on our ability to attract and retain key employees. Competitive pressures within and outside our industry may make it more difficult and expensive for us to attract and retain key employees which could adversely affect our businesses.
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
We assess our goodwill and other intangible assets and our long-lived assets for impairment when required by U.S. generally accepted accounting principles. These accounting principles require that we record an impairment charge if circumstances indicate that the asset carrying values exceed their estimated fair values. The estimated fair value of these assets is impacted by general economic conditions in the locations in which we operate. Deterioration in these general economic conditions may result in: declining revenue, which can lead to excess capacity and declining operating cash flow; reductions in management's estimates for future revenue and operating cash flow growth; increases in borrowing rates and other deterioration in factors that impact our weighted average cost of capital; and deteriorating real estate values. If our assessment of goodwill, other intangible assets or long-lived assets indicates an impairment of the carrying value for which we recognize an impairment charge, this may adversely affect our consolidated financial condition and consolidated results of operations.
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

We may not be able to successfully complete the pending sale of our interest in the Shred-It Partnership, in which case we may encounter difficulties.
On July 15, 2015, Cintas announced that it entered into a definitive agreement to sell its investment in the Shred-it Partnership to Stericycle, Inc., a global business to business compliance solutions provider specializing in complex and highly regulated arenas. Upon closing of the transaction, the Shred-it Partnership will become a wholly owned subsidiary of Stericycle. The transaction is expected to close in the second quarter of fiscal 2016, subject to obtaining regulatory approvals and satisfaction of other customary closing conditions. However, we may not be able to complete the proposed sale within the expected timeframe or at all.
If we are not able to complete the proposed sale of our equity investment in the Shred-it Partnership, we will encounter risks related to the Shred-it Partnership, including difficulties in the combination of operations, services, and personnel, and may divert management’s attention from business operations. The inability of the Shred-it Partnership to successfully combine the businesses in a manner that permits the entity to achieve the full revenue and cost synergies could adversely impact the value of our investment. The loss of revenue due to the Shred-it Partnership may have a dilutive impact that we may be unable to offset. We may also incur unexpected costs, including impairment charges, litigation, and other liabilities. As a minority partner in the partnership, our ability to influence our partner may be limited, and non-alignment of interests on various strategic decisions in the partnership may adversely impact our business. For example, our partner may: (i) have economic or business interests or goals that are inconsistent with ours; (ii) take actions contrary to our policies or objectives; (iii) undergo a change of control; (iv) experience financial and other difficulties; or (v) be unable or unwilling to fulfill its obligations under the agreements governing the Shred-it Partnership, which may affect our consolidated financial condition or consolidated results of operations.

Item 1B.  Unresolved Staff Comments
None.

Item 2.  Properties
Cintas occupies 377 facilities located in 286 cities. Cintas leases 184 of these facilities for various terms ranging from monthly to the year 2027. Cintas expects that it will be able to renew or replace its leases on satisfactory terms. Of the five manufacturing facilities noted below, Cintas controls the operations of one manufacturing facility, but does not own or lease the real estate related to the operation. All other facilities are owned. The principal executive office in Cincinnati, Ohio, provides centrally located administrative functions including accounting, finance, marketing and computer system development and support. Cintas operates rental processing plants that house administrative, sales and service personnel and the necessary equipment involved in the cleaning of uniforms and bulk items, such as entrance mats and shop towels. Branch operations provide administrative, sales and service functions. Cintas operates eight distribution centers and five manufacturing facilities. Cintas also operates first aid, safety and fire protection and and direct sales offices. Cintas considers the facilities it operates to be adequate for their intended use. Cintas owns or leases approximately 13,600 vehicles which are used for the route-based services and by the sales and management employee-partners.
The following chart provides additional information concerning Cintas' facilities:

Type of Facility	# of Facilities

Rental Processing Plants	165
Rental Branches	111
First Aid, Safety and Fire Protection Facilities	68
Distribution Centers	8	*
Manufacturing Facilities	5
Direct Sales Offices	15
Corporate	5
Total	377

Rental processing plants, rental branches, distribution centers and manufacturing facilities are used in Cintas' Rental Uniforms and Ancillary Products operating segment. Rental processing plants, rental branches, distribution centers, manufacturing facilities and direct sales offices are all used in the Uniform Direct Sales operating segment. First aid, safety and fire protection facilities, rental processing facilities and distribution centers are used in the First Aid, Safety and Fire Protection Services operating segment. Corporate facilities include facilities previously utilized in the former Document Management Services operating segment that were excluded from the Storage Transactions.
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
Cintas' common stock is traded on the NASDAQ Global Select Market under the symbol "CTAS." The following table provides the high and low sales prices of shares of Cintas' common stock by quarter during the last two fiscal years:

Fiscal 2015
Quarter Ended	High	Low

May 2015	$88.23	$79.51
February 2015	84.18	70.61
November 2014	73.95	65.79
August 2014	66.50	61.70

Fiscal 2014
Quarter Ended	High	Low

May 2014	$62.26	$55.65
February 2014	63.28	53.83
November 2013	57.99	47.64
August 2013	49.42	44.55
Holders
At May 31, 2015, there were approximately 2,000 shareholders on record of Cintas' common stock. Cintas believes that this represents approximately 46,000 beneficial owners.
Dividends
Dividends on Cintas' outstanding common stock have been paid annually and amounted to $1.70 per share, $0.77 per share, and $0.64 per share in fiscal 2015, 2014 and 2013, respectively. The fiscal 2015 dividend was comprised of an annual cash dividend of $0.85 per share, and an additional $0.85 per share special dividend related to the cash proceeds received from the Shred-it Transaction.

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

Total Shareholder Returns
Comparison of Five-Year Cumulative Total Return

Purchases of Equity Securities by the Issuer and Affiliated Purchases

Period (In millions, except share and per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan (1)	Maximum approximate dollar value of shares that may yet be purchased under the plan (1)

March 1 - 31, 2015 (2)	1,249	$82.74	—	$500.0
April 1 - 30, 2015 (3)	1,013,371	81.93	1,013,024	417.0
May 1 - 31, 2015 (4)	1,858,306	82.97	1,856,934	262.9
Total	2,872,926	$82.60	2,869,958	$262.9

(1) On January 13, 2015, Cintas announced that the Board of Directors authorized a new $500.0 million share buyback program, which does not have an expiration date. From the inception of the January 13, 2015 share buyback program through May 31, 2015, Cintas has purchased a total of 2.9 million shares of Cintas common stock at an average price of $82.60 per share for a total purchase price of $237.1 million.
(2) During March 2015, Cintas acquired 1,249 shares of Cintas common stock in satisfaction of employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were purchased at an average price of $82.74 per share for a total purchase price of $0.1 million.
(3) During April 2015, Cintas acquired 347 shares of Cintas common stock in satisfaction of employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were purchased at an average price of $81.62 per share for a total purchase price of less than $0.1 million.
(4) During May 2015, Cintas acquired1,372 shares of Cintas common stock in satisfaction of employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were purchased at an average price of $86.01 per share for a total purchase price of $0.1 million.

Item 6.  Selected Financial Data
Five-Year Financial Summary

(In thousands except per share and percentage data)
Fiscal Years Ended May 31,	2011(1)	2012(1)	2013(1)	2014(1)(2)	2015(1)	Compound Annual Growth (2011-2015)

Revenue	3,748,957	4,032,464	4,245,964	4,469,565	4,476,886	4.5%
Net Income, Continuing Operations	249,536	300,468	316,586	374,285	408,077	13.1%
Net (Loss) Income, Discontinued Operations	(2,547)	(2,831)	(1,144)	157	22,541	72.5%
Net Income	246,989	297,637	315,442	374,442	430,618	14.9%
Basic Earnings (Loss) Per Share:
Continuing Operations	1.69	2.29	2.54	3.08	3.49	19.9%
Discontinued Operations	(0.01)	(0.02)	(0.01)	0.00	0.19	108.8%
Basic Earnings per Share	1.68	2.27	2.53	3.08	3.68	21.7%
Diluted Earnings (Loss) Per Share:
Continuing Operations	1.69	2.29	2.53	3.05	3.44	19.4%
Discontinued Operations	(0.01)	(0.02)	(0.01)	0.00	0.19	108.8%
Diluted Earnings (Loss) Per Share	1.68	2.27	2.52	3.05	3.63	21.2%
Dividends Per Share	0.49	0.54	0.64	0.77	1.70	36.5%
Total Assets	4,351,940	4,165,706	4,345,632	4,462,452	4,192,460	(0.9)%
Shareholders' Equity	2,302,649	2,139,135	2,201,492	2,192,858	1,932,455	(4.3)%
Return on Average Equity (3)	10.3%	13.5%	14.6%	17.0%	19.8%
Long-Term Debt	1,284,790	1,059,166	1,300,979	1,300,477	1,300,000

(1)
Effective August 31, 2014, the Storage business was classified as discontinued operations. In accordance with the applicable accounting guidance for the disposal of long-lived assets, the results of Storage have been excluded from continuing operations for all periods presented. Please see Note 17 entitled Discontinued Operations of "Notes to Consolidated Financial Statements" for additional information.

(2)
On April 30, 2014, the Shredding Transaction was completed with the shareholders of Shred-it to combine Cintas’ Shredding with Shred-it’s shredding business. Under the agreement, Cintas and Shred-it each contributed its shredding business to a newly formed partnership owned 42% by Cintas and 58% by the shareholders of Shred-it. In addition to its 42% ownership of the Shred-it Partnership, Cintas received $180.0 million in cash at the closing of the Shredding Transaction. The Company realized a $106.4 million gain on deconsolidation of Shredding. In addition, as a result of the Shredding Transaction, the Company recorded an asset impairment charge of $16.1 million and other transaction costs of $28.5 million. Please see Note 9 entitled Acquisitions and Deconsolidations of "Notes to Consolidated Financial Statements" for additional information.

(3)
Return on average equity is computed as net income from continuing operations divided by the average of shareholders' equity. We believe that this calculation gives management and shareholders a good indication of Cintas' historical performance.

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

Results of Operations
Effective August 31, 2014, Cintas classifies its businesses into three operating segments based on the types of products and services provided. The Rental Uniforms and Ancillary Products operating segment consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items. In addition to these rental items, restroom cleaning services and supplies and carpet and tile cleaning services are also provided within this operating segment. The Uniform Direct Sales operating segment consists of the direct sale of uniforms and related items. The First Aid, Safety and Fire Protection Services operating segment consists of first aid, safety and fire protection products and services. Cintas evaluates operating segment performance based on revenue and income before income taxes. Revenue and income before income taxes for each of these operating segments for the years ended May 31, 2015, 2014, and 2013 are presented in note 15 entitled Operating Segment Information of "Notes to Consolidated Financial Statements." The Company regularly reviews its operating segments for reporting purposes based on the information its chief operating decision maker regularly reviews for purposes of allocating resources and assessing performance and makes changes when appropriate.
Previously, Cintas classified its businesses into four operating segments. The Document Management Services operating segment is no longer considered an operating segment. This operating segment consisted of document destruction services ("Shredding") and document imaging and retention services ("Storage"). On April 30, 2014, Cintas completed its partnership transaction with the shareholders of Shred-it International Inc. (Shred-it) to combine Cintas' Shredding with Shred-it's shredding business. Due to the deconsolidation of Shredding, fiscal 2015 results exclude the results of Shredding. Shredding remains reported in continuing operations for fiscal 2014 (through April 30, 2014) and fiscal 2013. Based on the change in reportable operating segments, the results of Shredding for the years ended May 31, 2014 and 2013 are presented in Corporate. Additionally, effective August 31, 2014, Storage is reported as a discontinued operation for all periods presented and has been excluded from continuing operations and from operating segment results for all periods presented. In the quarter ended November 30, 2014, Cintas sold Storage in a series of transactions ("Storage Transactions"). Please see Note 17 entitled Discontinued Operations of "Notes to Consolidated Financial Statements" for additional information.

The following table sets forth certain consolidated statements of income data as a percent of revenue by operating segment and in total for the fiscal years ended May 31:

	2015(1)	2014(1)(2)	2013(1)(2)

Revenue:
Rental Uniforms and Ancillary Products	77.2%	72.1%	71.7%
Uniform Direct Sales	10.1%	10.2%	10.9%
First Aid, Safety and Fire Protection Services	12.7%	11.5%	10.8%
Corporate	—%	6.2%	6.6%
Total revenue	100.0%	100.0%	100.0%

Cost of sales:
Rental Uniforms and Ancillary Products	55.4%	56.7%	57.7%
Uniform Direct Sales	71.5%	71.5%	70.7%
First Aid, Safety and Fire Protection Services	55.9%	56.2%	56.7%
Corporate	—%	55.1%	53.2%
Total cost of sales	57.1%	58.1%	58.7%

Gross margin:
Rental Uniforms and Ancillary Products	44.6%	43.3%	42.3%
Uniform Direct Sales	28.5%	28.5%	29.3%
First Aid, Safety and Fire Protection Services	44.1%	43.8%	43.3%
Corporate	—%	44.9%	46.8%
Total gross margin	42.9%	41.9%	41.3%

Selling and administrative expenses:
Rental Uniforms and Ancillary Products	27.5%	27.5%	27.4%
Uniform Direct Sales	18.8%	18.3%	17.7%
First Aid, Safety and Fire Protection Services	33.6%	34.3%	33.9%
Corporate	—%	42.7%	40.8%
Total selling and administrative expenses	27.4%	28.3%	28.0%

Gain on sale of stock of an equity method investment	0.5%	—%	—%

Gain on deconsolidation of Shredding, net of impairment charges and other transaction costs	0.1%	1.4%	—%

Interest expense, net	1.4%	1.5%	1.5%

Income before income taxes	14.7%	13.5%	11.8%

(1)
The figures for all years presented reflect the change in classification of Storage to discontinued operations within the Consolidated Statements of Income. See Note 17 entitled Discontinued Operations of "Notes to Consolidated Financial Statements."

(2)	Corporate results for the fiscal years ended 2014 and 2013 include Shredding. Fiscal year 2014 includes only eleven months of Shredding results as the Shredding Transaction closed on April 30, 2014.

Fiscal 2015 Compared to Fiscal 2014
On April 30, 2014, Cintas completed the Shredding Transaction with Shred-it to combine Cintas’ Shredding with Shred-it’s shredding business (the "Shredding Transaction"). Under the agreement, Cintas and Shred-it each contributed its shredding business to a newly formed partnership. Please see Note 9 entitled Acquisitions and Deconsolidations of "Notes to Consolidated Financial Statements" for additional information on the Shredding Transaction.
Fiscal 2015 total revenue was $4.5 billion, an increase of 0.2% over the prior fiscal year. Revenue increased organically by 7.1% as a result of increased sales volume. Organic growth excludes the impact of acquisitions, disposals, deconsolidations and foreign currency exchange rate fluctuations. Revenue growth was negatively impacted by 6.6% because of the deconsolidation of Shredding, which contributed $275.7 million of revenue in fiscal year 2014, and 0.5% due to foreign currency exchange rate fluctuations. Acquisitions positively impacted the growth rate by 0.2%.
Organic growth by quarter is shown in the table below.

Organic Growth

First Quarter Ending August 31, 2014	7.3%
Second Quarter Ending November 30, 2014	7.2%
Third Quarter Ending February 28, 2015	7.5%
Fourth Quarter Ending May 31, 2015	6.0%

For the Fiscal Year Ending May 31, 2015	7.1%

Rental Uniforms and Ancillary Products operating segment revenue consists predominantly of revenue derived from the rental of corporate identity uniforms and other garments, including flame resistant clothing, and the rental and/or sale of mats, mops, shop towels, restroom supplies and other rental services. Revenue from the Rental Uniforms and Ancillary Products operating segment increased 7.2% compared to fiscal 2014. The increase resulted from an organic growth increase in revenue of 7.7%. The amount of new business grew, resulting from an increase in the number and productivity of sales representatives. Generally, sales productivity improvements are the result of increased tenure and improved training, which result in a higher number of products and services sold. Revenue growth was negatively impacted by 0.5% due to foreign currency exchange rate fluctuations.
Other Services revenue, consisting of revenue from the operating segments of Uniform Direct Sales, and First Aid, Safety and Fire Protection Services as well as Shredding (through April 30, 2014), decreased 18.0% compared to fiscal 2014. Revenue increased organically by 5.0%. Revenue growth was negatively impacted by 23.3% due to the deconsolidation of Shredding and by 0.3% due to foreign currency exchange rate fluctuations. Acquisitions positively impacted the growth rate by 0.6%.
Cost of rental uniforms and ancillary products increased 4.6% compared to fiscal 2014. Cost of rental uniforms and ancillary products consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, mops, shop towels and other ancillary items. The cost of rental uniforms and ancillary products increase compared to fiscal 2014 was due to increased Rental Uniforms and Ancillary Products operating segment sales volume.
Cost of other services consists primarily of cost of goods sold (predominantly uniforms and first aid, safety and fire protection products), delivery expenses and distribution expenses in the Uniform Direct Sales operating segment, the First Aid, Safety and Fire Protection Services operating segment, and Shredding through April 30, 2014. Cost of other services decreased 16.2% in fiscal 2015 compared to fiscal 2014. The decrease was primarily due to the deconsolidation of Shredding partially offset by increases resulting from higher First Aid, Safety and Fire Protection Services operating segment sales volume.
Selling and administrative expenses decreased $39.9 million, or 3.2%, compared to fiscal 2014 due primarily to the deconsolidation of Shredding partially offset by increases resulting from higher Rental Uniforms and Ancillary Products and First Aid, Safety and Fire Protection Services operating segment sales volume.
Cintas realized a gain on the Shredding Transaction of $5.0 million in fiscal 2015 primarily as a result of receiving certain additional proceeds. Also during fiscal 2015, Cintas sold stock in an equity method investment. In conjunction with the sale of the equity method investment, the Company received a cash dividend. The sale resulted in the recording of a gain of $21.7 million in fiscal 2015.

Net interest expense (interest expense less interest income) was $64.8 million in fiscal 2015 compared to $65.6 million in fiscal 2014. The decrease in net interest expense is primarily due to the capitalization of $0.6 million of interest in fiscal year 2015 versus no capitalization of interest in fiscal 2014.
Income before income taxes was $658.3 million, an increase of $53.2 million, or 8.8%, compared to fiscal 2014. Income before income taxes was positively impacted by a $5.0 million gain on the Shredding Transaction as a result of receiving certain additional proceeds and by a $21.7 million gain from the sale of the equity method investment. The remaining $26.5 million increase in income before income taxes was due primarily to revenue growing at a faster rate than expenses.
Cintas' effective tax rate on continuing operations was 37.2% for fiscal 2015 compared to 38.3% in fiscal 2014. Excluding the impact of the Shredding Transaction, the effective tax rate for fiscal 2014 would have been 37.2%. See Note 8 entitled Income Taxes of "Notes to Consolidated Financial Statements" for more information.
During fiscal 2015, Cintas recorded a net loss on the investment in the Shred-it Partnership of $5.5 million. This loss was net of a tax benefit of $3.3 million. The Shred-it Partnership results in the period were adversely affected by integration costs and foreign currency exchange rate fluctuations due to the weakened Canadian dollar.
Net income from continuing operations for fiscal 2015 of $408.1 million was a 9.0% increase compared to fiscal 2014. Diluted earnings per share from continuing operations of $3.44 was a 12.8% increase compared to fiscal 2014. Diluted earnings per share from continuing operations increased due to an increase in earnings from continuing operations combined with a decrease in weighted average common shares outstanding. The decrease in weighted average common shares outstanding resulted from purchasing 10.3 million shares of common stock under the October 18, 2011, July 30, 2013 and January 13, 2015 share buyback programs during fiscal 2015 and the fourth quarter of fiscal 2014.
Rental Uniforms and Ancillary Products Operating Segment
Rental Uniforms and Ancillary Products operating segment revenue increased $231.0 million, or 7.2%, and the cost of rental uniforms and ancillary products increased $84.0 million, or 4.6%. The operating segment's fiscal 2015 gross margin was 44.6% of revenue compared to 43.3% in fiscal 2014. The 130 basis point improvement was driven by many factors, including new business sold by sales representatives, penetration of additional products and services into existing customers, and continuously improving the efficiency of internal processes. In addition, lower energy-related expenses increased gross margin 40 basis points.
Selling and administrative expenses for the Rental Uniforms and Ancillary Products operating segment increased $61.0 million in fiscal 2015 compared to fiscal 2014 primarily due to increases in labor and other employee-partner related expenses. Selling and administrative expense as a percent of revenue for fiscal 2015 was 27.5% for both fiscal 2015 and 2014.
Income before income taxes increased $86.0 million to $593.0 million for fiscal 2015 compared to fiscal 2014. Income before income taxes as a percent of revenue, at 17.2%, increased 150 basis points from 15.7% in fiscal 2014. This increase is primarily due to the increase in gross margin discussed above.
Uniform Direct Sales Operating Segment
Uniform Direct Sales operating segment revenue decreased $1.8 million in fiscal 2015, a 0.4% decrease compared to fiscal 2014. Revenue increased organically by 0.2% due to slightly increased sales volume. Revenue growth was negatively impacted by 0.6% due to foreign currency exchange rate fluctuations.
Cost of uniform direct sales decreased $1.3 million, or 0.4%, compared to fiscal 2014. The gross margin as a percent of revenue was 28.5% for both fiscal 2015 and 2014.
Selling and administrative expenses increased $2.0 million, or 2.4%, in fiscal 2015 compared to fiscal 2014 due in large part to foreign currency exchange rate fluctuations. Selling and administrative expenses as a percent of revenue, at 18.8%, increased 50 basis points compared to fiscal 2014, mainly due to lower operating segment revenue and foreign currency exchange rate fluctuations.
Income before income taxes was $44.1 million in fiscal 2015, a decrease of $2.6 million, or 5.5%, compared to fiscal 2014. Income before income taxes as a percent of revenue, at 9.7%, decreased from 10.3% in fiscal 2014. This decrease was due to the reasons discussed above.

First Aid, Safety and Fire Protection Services Operating Segment
First Aid, Safety and Fire Protection Services operating segment revenue increased $53.8 million in fiscal 2015, a 10.5% increase compared to fiscal 2014. Revenue increased organically by 9.2% as a result of increased sales volume. Acquisitions resulted in revenue growth of 1.3%.
Cost of First Aid, Safety and Fire Protection Services increased $28.7 million, or 9.9%, in fiscal 2015, due primarily to increased First Aid, Safety and Fire Protection Services operating segment volume. Gross margin for the First Aid, Safety and Fire Protection Services operating segment is defined as revenue less cost of goods, warehouse expenses, service expenses and training expenses. The gross margin as a percent of revenue was 44.1% for fiscal 2015 compared to 43.8% in fiscal 2014. Energy-related expenses decreased 40 basis points from fiscal 2014 and were the primary driver of gross margin improvement in fiscal 2015.
Selling and administrative expenses increased by $14.9 million, or 8.4%, in fiscal 2015 compared to fiscal 2014 primarily due to an increase in labor and other employee-partner related expenses. Selling and administrative expenses as a percent of revenue, at 33.6%, decreased from 34.3% in fiscal 2014, as revenue growth outpaced the increase in expenses.
Income before income taxes was $59.2 million in fiscal 2015, an increase of $10.3 million, or 21.0%, compared to fiscal 2014. Income before income taxes as a percent of revenue, at 10.4%, increased from 9.5% in fiscal 2014, due to the reasons discussed above.
Fiscal 2014 Compared to Fiscal 2013
Fiscal 2014 total revenue was $4.5 billion, an increase of 5.3% compared to fiscal 2013. The increase primarily resulted from an organic growth increase of 6.2%. Organic growth excludes the impact of acquisitions, disposals, deconsolidations, foreign currency exchange rate fluctuations and adjusts for the appropriate number of workdays. Revenue in fiscal 2014 was negatively impacted by 0.4% due to one less workday compared to fiscal 2013 and negatively by 0.4% due to foreign currency exchange rate fluctuations. The Shredding Transaction had a negative impact of 0.4% which was offset by the positive impact of 0.3% from acquisitions.
Organic growth by quarter is shown in the table below.

Organic Growth

First Quarter Ending August 31, 2013	7.2%
Second Quarter Ending November 30, 2013	7.4%
Third Quarter Ending February 28, 2014	3.6%
Fourth Quarter Ending May 31, 2014	6.4%

For the Fiscal Year Ending May 31, 2014	6.2%
Rental Uniforms and Ancillary Products operating segment revenue consists predominantly of revenue derived from the rental of corporate identity uniforms and other garments, including flame resistant clothing, and the rental and/or sale of mats, mops, shop towels, restroom supplies and other rental services. Revenue from the Rental Uniforms and Ancillary Products operating segment increased 5.9% compared to fiscal 2013. The increase resulted from an organic growth increase in revenue of 6.7%. The amount of new business grew, resulting from an increase in the number and productivity of sales representatives. Generally, sales productivity improvements are the result of increased tenure and improved training, which result in a higher number of products and services sold. Revenue in fiscal 2014 was negatively impacted by 0.4% due to one less workday and negatively by 0.4% due to foreign currency exchange rate fluctuations.
Other Services revenue, consisting of revenue from the reportable operating segments of Uniform Direct Sales, First Aid, Safety and Fire Protection Services and Shredding (through April 30, 2014), increased 3.7% compared to fiscal 2013. The increase primarily resulted from an organic growth increase of 4.7%, which was due largely to improved sales representative productivity. Revenue in fiscal 2014 was negatively impacted by 0.4% due to the deconsolidation of Shredding, negatively by 0.4% due to one less workday and negatively by 0.2% due to foreign currency exchange rate fluctuations.

Cost of rental uniforms and ancillary products increased 4.2% compared to fiscal 2013. Cost of rental uniforms and ancillary products consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, mops, shop towels and other ancillary items. The increase in the cost of rental uniforms and ancillary products compared to fiscal 2013 was due to increased Rental Uniforms and Ancillary Products operating segment sales volume.
Cost of other services increased 4.1% compared to fiscal 2013. Cost of other services consists primarily of cost of goods sold (predominantly uniforms and first aid products), delivery expenses and distribution expenses in the Uniform Direct Sales operating segment and the First Aid, Safety and Fire Protection Services operating segment and Shredding (through April 30, 2014). The increase from fiscal 2013 was primarily due to increased Other Services sales volume.
Selling and administrative expenses increased $77.5 million, or 6.5%, compared to fiscal 2013 due primarily to increases in labor and other employee-partner related expenses.
As a result of the Shredding Transaction, the Company recorded in fiscal 2014 an asset impairment charge of $16.1 million and other transaction costs of $28.5 million. The impairment charge was related to the abandonment of information systems assets that were not contributed to the Shred-it Partnership and cannot be used by the Company for other purposes. The other transaction costs consisted of the following: $4.7 million of professional and legal fees; $0.7 million of employee termination benefit costs; $12.4 million of stock compensation expense resulting from the immediate vesting of Cintas stock options and awards of employees contributed to the Shred-it Partnership; a $4.2 million charge for information systems contracts for which no future economic benefit exists; and $6.5 million of incremental profit sharing and employee compensation resulting from the gain, net of the impairment charge and other transaction costs.
Operating income of $564.2 million in fiscal 2014 decreased $1.8 million, or 0.3%, compared to fiscal 2013. Fiscal 2014 operating income was negatively impacted by $44.6 million due to the asset impairment charge and other transaction costs previously described.
In the fourth quarter of fiscal 2014, the Company realized a $106.4 million gain on the Shredding Transaction. The gain was computed as follows: the fair value of consideration received of $180.0 million plus the fair value of Cintas' retained non-controlling interest in the Shred-it Partnership of $339.4 million less the carrying amount of Shredding of $413.0 million.
Net interest expense (interest expense less interest income) of $65.6 million in fiscal 2014 was comparable to fiscal
2013.
Income before income taxes was $605.0 million, an increase of $104.4 million, or 20.8%, compared to fiscal 2013. Income before income taxes was positively impacted by $61.8 million due to the Shredding Transaction. The remaining $42.6 million of increased income before income taxes was due to revenue growing at a faster rate than expenses.
The impact of the Shredding Transaction increased Cintas' effective tax rate in fiscal 2014 from 37.2% to 38.3% compared to an effective tax rate of 36.8% in fiscal 2013. See Note 8 entitled Income Taxes of "Notes to Consolidated Financial Statements" for more information on income taxes.
During fiscal 2014, Cintas recorded a net gain on the investment in the Shred-it Partnership of $1.2 million. This gain was net of taxes of $0.8 million.
Net income from continuing operations for fiscal 2014 of $374.3 million was an 18.2% increase compared to fiscal 2013. Diluted earnings per share from continuing operations of $3.05 was a 20.6% increase compared to fiscal 2013. The increase in diluted earnings per share is higher than the increase in net income due to a decrease in weighted average common stock outstanding as a result of Cintas purchasing 7.3 million shares of common stock under the October 18, 2011 and July 30, 2013 share buyback programs during fiscal 2014 and the fourth quarter of fiscal 2013.
Rental Uniforms and Ancillary Products Operating Segment
Rental Uniforms and Ancillary Products operating segment revenue increased $179.3 million, or 5.9%, and the cost of rental uniforms and ancillary products increased $73.1 million, or 4.2%. Revenue in fiscal 2014 was negatively impacted by 0.4% due to one less workday and by 0.4% due to foreign currency exchange rate changes compared to fiscal 2013. The operating segment's fiscal 2014 gross margin was 43.3% of revenue compared to 42.3% in fiscal 2013. The increase in gross margin as a percent of revenue over fiscal 2013 was due to route efficiencies and increased revenue covering fixed costs including our plant infrastructure.

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
Uniform Direct Sales Operating Segment
Uniform Direct Sales operating segment revenue decreased $5.8 million, or 1.3%, compared to fiscal 2013. Revenue in fiscal 2014 decreased organically by 0.5%. Revenue in fiscal 2014 was negatively impacted by 0.4% due to one less workday and by 0.4% due to foreign currency exchange rate changes compared to fiscal 2013. In fiscal 2013, the Company had some very large national account program sales that by their nature did not repeat in fiscal 2014. The fiscal 2013 activity included the largest customer program roll-out in Cintas history. Cost of uniform direct sales decreased $0.9 million, or 0.3%, compared to fiscal 2013. The gross margin as a percent of revenue was 28.5% for fiscal 2014 compared to 29.3% in fiscal 2013. The fiscal 2013 gross margin benefited significantly from the revenue from our all-time largest customer program roll-out.
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

Liquidity and Capital Resources
The following is a summary of our cash flows and cash, cash equivalents and marketable securities as of and for the fiscal years ending May 31:

(In thousands)	2015	2014

Net cash provided by operating activities	$580,276	$605,969
Net cash provided by (used in) investing activities	$44,987	$(14,543)
Net cash used in financing activities	$(712,560)	$(429,735)

Cash and cash equivalents at the end of the period	$417,073	$513,288
Marketable securities at the end of the period	$16,081	$—

Cash, cash equivalents, and marketable securities as of May 31, 2015 and 2014 include $109.8 million and $40.2 million, respectively, that is located outside of the United States. We expect to use these amounts to fund our international operations and international expansion activities.
Cash flows provided by operating activities have historically supplied us with a significant source of liquidity. We generally use these cash flows to fund most, if not all, of our operations, expansion activities and dividends on our common stock. We may also use cash flows provided by operating activities, as well as proceeds from long-term debt and short-term borrowings, to fund growth and expansion opportunities, as well as other cash requirements such as the repurchase of our common stock.
Net cash provided by operating activities was $580.3 million for fiscal 2015, which was a decrease of $25.7 million compared to fiscal 2014. Although net income increased, cash flow was negatively impacted by changes in working capital resulting from the timing of vendor and other payments compared to prior year.
Net cash of $45.0 million was provided by investing activities in fiscal 2015 compared to net cash of $14.5 million used in investing activities in fiscal 2014. Capital expenditures were $217.7 million and $145.6 million for fiscal 2015 and fiscal 2014, respectively. Capital expenditures for fiscal 2015 included $183.5 million for the Rental Uniforms and Ancillary Products operating segment and $23.9 million for the First Aid, Safety and Fire Protection Services operating segment. Cash paid for acquisitions of businesses was $15.5 million and $33.4 million for fiscal 2015 and fiscal 2014, respectively. The acquisitions in fiscal 2015 occurred in our First Aid, Safety and Fire Protection Services and Rental Uniforms and Ancillary Products operating segments. Acquisitions in fiscal 2014 occurred in our First Aid, Safety and Fire Protection Services operating segment and the former Document Management Services operating segment. In fiscal 2015, net cash provided by investing activities include $35.2 million cash received from the sale of stock of an equity method investment plus receipt of dividends on the same investment. The Company sold Storage during fiscal 2015, receiving proceeds, net of cash contributed, of $158.4 million. Also, during fiscal 2015, net cash provided by investing activities include a dividend received from the Shred-it Partnership of $113.4 million. In fiscal 2014, Cintas completed the Shredding Transaction. In addition to its 42% ownership of the Shred-it Partnership, Cintas received $180.0 million in cash at the closing of the transaction. Net cash provided by (used in) investing activities for fiscal 2015 and 2014 include net purchases of marketable securities and investments of $33.5 million and $9.7 million, respectively.
Net cash used in financing activities was $712.6 million and $429.7 million for fiscal 2015 and 2014, respectively. On October 18, 2011, we announced that the Board of Directors authorized a $500.0 million share buyback program. During fiscal 2014, under the October 18, 2011 share buyback program, Cintas purchased a total of 3.3 million shares of Cintas common stock at an average price of $48.87 per share for a total purchase price of $162.5 million. These purchases completed the October 18, 2011 share buyback program. For the fiscal year ended May 31, 2014, Cintas acquired 0.2 million shares of Cintas common stock in satisfaction of employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $50.45 per share for a total purchase price of $8.6 million. On July 30, 2013, Cintas announced that the Board of Directors approved a new $500.0 million share buyback program. From April 2014 through February 28, 2015, Cintas purchased a total of 7.3 million shares of Cintas common stock at an average price of $68.29 per share for a total purchase price of $500.0 million. These purchases completed the July 30, 2013 share buyback program. On January 13, 2015, Cintas announced that the Board of Directors authorized a new $500.0 million share buyback program, which does not have an expiration date. From the inception of the January 13, 2015 share buyback program, through May 31, 2015, Cintas has purchased a total of 2.9 million shares of Cintas common stock at an average price of $82.60 per share for a total purchase price of $237.1 million. Under the January 13, 2015 program, through July 30, 2015, Cintas has purchased a total of 4.4 million shares of Cintas common stock at an average price of $83.82 per share for a total purchase price of $370.0 million. For the fiscal year ended May 31, 2015, Cintas acquired 0.2 million shares of Cintas common stock in satisfaction of employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $64.58 per share for a total purchase price of $14.4 million.
On October 21, 2014, Cintas declared an annual cash dividend of $0.85 per share on outstanding common stock, a 10.4% increase over the dividend paid in the prior year. In addition, due to the receipt of $180.0 million at the closing of the Shredding Transaction, Cintas declared an additional $0.85 per share special dividend. The total dividend of $1.70 per share was paid on December 5, 2014, to shareholders of record as of November 7, 2014. This marked the 32nd consecutive year that Cintas has increased its annual dividend, every year since going public in 1983.
As of May 31, 2015, we had $1,300.0 million aggregate principal amount in fixed rate senior notes outstanding with maturities ranging from 2016 to 2036. These senior notes are comprised of $250 million of 30-year senior notes issued in fiscal 2007 at a rate of 6.15%, $300 million of 10-year senior notes issued in fiscal 2008 at a rate of 6.125%, $250 million of 5-year senior notes issued in fiscal 2011 at a rate of 2.85%, $250 million of 10-year senior notes issued in 2011 at a rate of 4.30% and $250 million of 10-year senior notes issued in fiscal 2012 at a rate of 3.25%.
Cintas' commercial paper program has a capacity of $300.0 million that is fully supported by a backup revolving credit facility through a credit agreement with its banking group. This revolving credit facility has an accordion feature that allows for a maximum borrowing capacity of $450.0 million. The revolving credit facility was amended on May 29, 2014 to extend that maturity date from October 6, 2016 to May 28, 2019, to adjust the applicable margin used to calculate the interest payable on any outstanding loans, and to adjust the facility fee payable under the agreement. We believe that this program, along with cash generated from operations, will be adequate to provide necessary funding for our future cash requirements. No commercial paper or borrowings on our revolving credit facility were outstanding at May 31, 2015 or 2014.
Cintas has certain covenants related to debt agreements. These covenants limit our ability to incur certain liens, to engage in sale-leaseback transactions and to merge, consolidate or sell all or substantially all of Cintas' assets. These covenants also require Cintas to maintain certain debt to earnings before interest, taxes, depreciation and amortization (EBITDA) and interest coverage ratios. Cross-default provisions exist between certain debt instruments. If a default of a significant covenant were to occur, the default could result in an acceleration of the maturity of the indebtedness, impair liquidity and limit the ability to raise future capital. As of May 31, 2015, Cintas was in compliance with all debt covenants.
Our access to the commercial paper and long-term debt markets has historically provided us with sources of liquidity. We do not anticipate having difficulty in obtaining financing from those markets in the future in view of our favorable experiences in the debt markets in the recent past. Our ability to continue to access the commercial paper and long-term debt markets on favorable interest rate and other terms will depend, to a significant degree, on the ratings assigned by the credit rating agencies to our indebtedness. As of May 31, 2015, our ratings were as follows:

Rating Agency	Outlook	Commercial Paper	Long-term Debt

Standard & Poor's	Positive	A-2	BBB+
Moody's Investors Service	Stable	P-1	A2
On June 26, 2015, Standard & Poor's rating agency raised its long-term credit rating for Cintas to A-/Stable.
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

Long-Term Contractual Obligations

	Payments Due by Period
(In thousands)	Total	One year or less	Two to three years	Four to five years	After five years

Long-term debt (1)	$1,300,000	$—	$550,000	$—	$750,000
Operating leases (2)	98,655	26,962	38,088	18,731	14,874
Interest payments (3)	524,636	64,104	102,179	73,080	285,273
Unconditional purchase obligations	—	—	—	—	—
Total long-term contractual cash obligations	$1,923,291	$91,066	$690,267	$91,811	$1,050,147

Cintas also makes payments to defined contribution plans. The amount of contributions made to the defined contribution plans are at the discretion of the Board of Directors of Cintas. Future contributions are expected to be $41.9 million in the next year, $90.3 million in the next two to three years, and $99.5 million in the next four to five years.

(1)
Long-term debt primarily consists of $1,300.0 million in senior notes (reference Note 6 entitled Long-Term Debt and Derivatives of "Notes to Consolidated Financial Statements" for a detailed discussion of long-term debt).

(2)	Operating leases consist primarily of operational facility leases.

(3)	Interest payments could include interest on both fixed and variable rate debt. As of May 31, 2015, Cintas did not have commercial paper outstanding, and therefore did not have any variable rate debt.
Other Commitments

	Amount of Commitment Expiration per Period
(In thousands)	Total	One year or less	Two to three years	Four to five years	After five Years

Lines of credit (1)	$299,899	$—	$—	$299,899	$—
Standby letters of credit (2)	82,665	82,665	—	—	—
Total other commitments	$382,564	$82,665	$—	$299,899	$—

(1)	Back-up facility for the commercial paper program (reference Note 6 entitled Long-Term Debt and Derivatives of "Notes to Consolidated Financial Statements" for further discussion).

(2)
Support certain outstanding debt (reference Note 6 entitled Long-Term Debt and Derivatives of "Notes to Consolidated Financial Statements"), self-insured workers' compensation and general liability insurance programs.

Inflation and Changing Prices
Changes in wages, benefits and energy costs have the potential to materially impact Cintas' consolidated financial results. Management believes inflation has not had a material impact on Cintas' consolidated financial condition or a negative impact on consolidated results of operations.
Litigation and Other Contingencies
Cintas is subject to legal proceedings and claims arising from the ordinary course of its business, including personal injury, customer contract, environmental and employment claims. In the opinion of management, the aggregate liability, if any, with respect to such ordinary course of business actions will not have a material adverse effect on the consolidated financial position or consolidated results of operations of Cintas. Cintas is party to additional litigation not considered in the ordinary course of business. Please refer to "Part I, Item 3. Legal Proceedings" and Note 13 entitled Litigation and Other Contingencies of "Notes to Consolidated Financial Statements" for a detailed discussion of certain specific litigation.
New Accounting Standards
In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." ASU 2013-02 requires an entity to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income if the item reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For reclassification items not required under GAAP to be reclassified directly to net income in their entirety in the same reporting period, an entity is required to cross-reference to other disclosures currently required under GAAP that provide additional detail about those amounts. The Company adopted ASU 2013-02 effective June 1, 2013. See Note 14 entitled Accumulated Other Comprehensive Income (Loss) of "Notes to Consolidated Financial Statements" for details of the required disclosure.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," to clarify revenue recognition principles. This guidance is intended to improve disclosure requirements and enhance the comparability of revenue recognition practices. Improved disclosures under the amended guidance relate to the nature, amount, timing and uncertainty of revenue that is recognized from contracts with customers. This guidance will be effective for reporting periods beginning after December 15, 2017 and will be required to be applied retrospectively. Early application of the amendments in this update is not permitted. Cintas is currently evaluating the impact that ASU 2014-09 will have on its consolidated financial statements.
No other new accounting pronouncement recently issued or newly effective had or is expected to have a material impact on the Consolidated Financial Statements.
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
Revenue recognition
Rental revenue, which is recorded in the Rental Uniforms and Ancillary Products operating segment, is recognized when services are performed. Other services revenue, which is recorded in the Uniform Direct Sales operating segment, First Aid, Safety and Fire Protection Services operating segment, Shredding until April 30, 2014 and the Storage business that is reported as discontinued operations, is recognized when either services are performed or when products are shipped and the title and risks of ownership pass to the customer.
Allowance for doubtful accounts
Cintas establishes an allowance for doubtful accounts. This allowance includes an estimate based on historical rates of collections and allowances for specific accounts identified as uncollectible. The allowance that is an estimate based on the Company's historical rates of collections is recorded for overdue amounts, beginning with a nominal percentage and increasing substantially as the account ages. The amount provided as the account ages will differ slightly between the Rental Uniforms and Ancillary Products operating segment and the other operating segments because of differences in customers served and the nature of each operating segment.
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
Goodwill
Goodwill, obtained through acquisitions of businesses, is valued at cost less any impairment. Cintas completes an annual impairment test which may include an assessment of qualitative factors including, but not limited to, macroeconomic conditions, industry and market conditions, and entity specific factors such as strategies and financial performance. We test for goodwill impairment at the reporting unit level, which for the Company is at the operating segment level. We determined that our reporting units are our Rental Uniforms and Ancillary Products, Uniform Direct Sales, and First Aid, Safety and Fire Protection Services operating segments. The test may also include the determination of the estimated fair value of Cintas reporting units via comparisons to current market values, where available, and discounted cash flow analyses. Significant assumptions may include growth rates based on historical trends and margin improvement leveraged from such growth, as well as discount rates. Based on the results of the annual impairment tests, Cintas was not required to recognize an impairment of goodwill for the fiscal years ended May 31, 2015, 2014 or 2013. Cintas will continue to perform impairment tests as of March 1 in future years or when indicators of impairment exist.
Service contracts and other assets
Service contracts and other assets, which consist primarily of noncompete and consulting agreements obtained through acquisitions of businesses, are amortized by use of the straight-line method over the estimated lives of the agreements, which are generally 5 to 10 years. Certain noncompete agreements, as well as all service contracts, require that a valuation be determined using a discounted cash flow model. The assumptions and judgments used in these models involve estimates of cash flows and discount rates, among other factors. Because of the assumptions used to value these intangible assets, actual results over time could vary from original estimates. Impairment of service contracts and other assets is accomplished through specific identification. No impairment has been recognized by Cintas for the fiscal years ended May 31, 2015, 2014 or 2013.
General insurance liabilities
General insurance liabilities represent the estimated ultimate cost of all asserted and unasserted claims incurred, primarily related to worker's compensation, auto liability and other general liability exposure through the consolidated balance sheet dates. Our reserves are estimated through actuarial procedures of the insurance industry and by using industry assumptions, adjusted for specific expectations based on our claims history. Cintas records an increase or decrease in selling and administrative expenses related to development of prior claims, higher claims activity and other environmental factors in the period in which it becomes known. These changes in estimates may be material to the consolidated financial statements.

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
Accounting for uncertain tax positions requires the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Companies may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.
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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
Earnings are affected by changes in short-term interest rates due to investments in marketable securities and money market accounts and periodic issuances of commercial paper. If short-term rates changed by one-half percent (or 50 basis points), Cintas' income before income taxes would change by approximately $0.3 million. This estimated exposure considers the effects on investments. This analysis does not consider the effects of a change in economic activity or a change in Cintas' capital structure.
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
Audited Consolidated Financial Statements for the Fiscal Years Ended May 31, 2015, 2014 and 2013

Management's Report on
Internal Control over Financial Reporting

To the Shareholders of Cintas Corporation:
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.
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
With the supervision of our Chief Executive Officer and our Chief Financial Officer, management assessed our internal control over financial reporting as of May 31, 2015. Management based its assessment on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed by our internal audit function.
Based on our assessment, management has concluded that our internal control over financial reporting was effective as of May 31, 2015, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.
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

Scott D. Farmer Chief Executive Officer

J. Michael Hansen Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Cintas Corporation

We have audited Cintas Corporation’s internal control over financial reporting as of May 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Cintas Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Cintas Corporation maintained, in all material respects, effective internal control over financial reporting as of May 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cintas Corporation as of May 31, 2015 and 2014 and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended May 31, 2015 and our report dated July 30, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Cincinnati, Ohio
July 30, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Cintas Corporation
We have audited the accompanying consolidated balance sheets of Cintas Corporation as of May 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended May 31, 2015. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and schedule are the responsibility of Cintas Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cintas Corporation at May 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cintas Corporation’s internal control over financial reporting as of May 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated July 30, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Cincinnati, Ohio
July 30, 2015

Consolidated Statements of Income
	Fiscal Years Ended May 31,
(In thousands except per share data)	2015	2014	2013

Revenue:
Rental uniforms and ancillary products	$3,454,956	$3,223,930	$3,044,587
Other services	1,021,930	1,245,635	1,201,377
	4,476,886	4,469,565	4,245,964
Costs and expenses:
Cost of rental uniforms and ancillary products	1,913,466	1,829,427	1,756,297
Cost of other services	642,083	766,484	736,358
Selling and administrative expenses	1,224,930	1,264,836	1,187,331
Shredding Transaction asset impairment charge	—	16,143	—
Shredding Transaction costs	—	28,481	—
Operating income	696,407	564,194	565,978

Gain on deconsolidation of Shredding	4,952	106,441	—

Gain on sale of stock of an equity method investment	21,739	—	—

Interest income	(339)	(229)	(409)
Interest expense	65,161	65,822	65,712

Income before income taxes	658,276	605,042	500,675
Income taxes	244,660	231,991	184,089
(Loss) gain on investment in Shred-it Partnership, net of tax benefit of $3,264 and tax of $766, respectively	(5,539)	1,234	—
Income from continuing operations	408,077	374,285	316,586
Income (loss) from discontinued operations, net of tax of $12,320, $658, and $377, respectively	22,541	157	(1,144)
Net income	$430,618	$374,442	$315,442

Basic earnings (loss) per share
Continuing operations	$3.49	$3.08	$2.54
Discontinued operations	0.19	0.00	(0.01)
Basic earnings per share	$3.68	$3.08	$2.53

Diluted earnings (loss) per share
Continuing operations	$3.44	$3.05	$2.53
Discontinued operations	0.19	0.00	(0.01)
Diluted earnings per share	$3.63	$3.05	$2.52

Dividends declared and paid per share	$1.70	$0.77	$0.64

See accompanying notes.

Consolidated Statements of Comprehensive Income
	Fiscal Years Ended May 31,
(In thousands)	2015	2014	2013

Net income	$430,618	$374,442	$315,442

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(38,538)	(9,787)	(1,087)
Change in fair value of derivatives	37	(228)	(187)
Amortization of interest rate lock agreements	1,952	1,952	1,952
Other	(350)	(1,632)	782

Other comprehensive (loss) income	(36,899)	(9,695)	1,460

Comprehensive income	$393,719	$364,747	$316,902

See accompanying notes.

Consolidated Balance Sheets
	As of May 31,
(In thousands except share data)	2015	2014

Assets
Current assets:
Cash and cash equivalents	$417,073	$513,288
Marketable securities	16,081	—
Accounts receivable, principally trade, less allowance of $15,674 and $14,906, respectively	496,130	508,427
Inventories, net	226,211	251,239
Uniforms and other rental items in service	534,005	506,537
Income taxes, current	936	—
Assets held for sale	21,341	—
Prepaid expenses and other current assets	24,030	26,190
Total current assets	1,735,807	1,805,681

Property and equipment, at cost, net	871,421	855,702

Investments	329,692	458,357
Goodwill	1,195,612	1,267,411
Service contracts, net	42,434	55,675
Other assets, net	17,494	19,626
	$4,192,460	$4,462,452
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$109,607	$150,070
Accrued compensation and related liabilities	88,423	85,026
Accrued liabilities	309,935	299,727
Income taxes, current	—	5,960
Deferred tax liability	112,389	88,845
Liabilities held for sale	704	—
Long-term debt due within one year	—	503
Total current liabilities	621,058	630,131

Long-term liabilities:
Long-term debt due after one year	1,300,000	1,300,477
Deferred income taxes	226,938	246,044
Accrued liabilities	112,009	92,942
Total long-term liabilities	1,638,947	1,639,463

Shareholders' equity:
Preferred stock, no par value:
100,000 shares authorized, none outstanding	—	—
Common stock, no par value:
425,000,000 shares authorized
2015: 178,117,334 shares issued and 111,702,949 shares outstanding
2014: 176,378,412 shares issued and 117,037,784 shares outstanding	329,248	251,753
Paid-in capital	157,183	134,939
Retained earnings	4,227,620	3,998,893
Treasury stock:
2015: 66,414,385 shares
2014: 59,340,628 shares	(2,773,125)	(2,221,155)
Accumulated other comprehensive (loss) income	(8,471)	28,428
Total shareholders' equity	1,932,455	2,192,858
	$4,192,460	$4,462,452
See accompanying notes.

Consolidated
Statements of Shareholders' Equity

	Common Stock		Paid-In Capital	Retained Earnings	Other Accumulated Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
(In thousands)	Shares	Amount				Shares	Amount

Balance at June 1, 2012	173,746	$148,255	$107,019	$3,482,073	$36,663	(47,226)	$(1,634,875)	$2,139,135
Net income	—	—	—	315,442	—	—	—	315,442
Comprehensive income, net of tax	—	—	—	—	1,460	—	—	1,460
Dividends	—	—	—	(79,744)	—	—	—	(79,744)
Stock-based compensation	—	—	23,310	—	—	—	—	23,310
Vesting of stock-based compensation awards	610	23,270	(23,270)	—	—	—	—	—
Stock options exercised, net of shares surrendered	430	14,807	—	—	—	—	—	14,807
Repurchase of common stock	—	—	—	—	—	(5,279)	(215,681)	(215,681)
Other	—	—	2,763	—	—	—	—	2,763
Balance at May 31, 2013	174,786	186,332	109,822	3,717,771	38,123	(52,505)	(1,850,556)	2,201,492
Net income	—	—	—	374,442	—	—	—	374,442
Comprehensive loss, net of tax	—	—	—	—	(9,695)	—	—	(9,695)
Dividends	—	—	—	(93,320)	—	—	—	(93,320)
Stock-based compensation	—	—	44,746	—	—	—	—	44,746
Vesting of stock-based compensation awards	465	23,519	(23,519)	—	—	—	—	—
Stock options exercised, net of shares surrendered	1,127	41,902	—	—	—	—	—	41,902
Repurchase of common stock	—	—	—	—	—	(6,836)	(370,599)	(370,599)
Other	—	—	3,890	—	—	—	—	3,890
Balance at May 31, 2014	176,378	251,753	134,939	3,998,893	28,428	(59,341)	(2,221,155)	2,192,858
Net income	—	—	—	430,618	—	—	—	430,618
Comprehensive loss, net of tax	—	—	—	—	(36,899)	—	—	(36,899)
Dividends	—	—	—	(201,891)	—	—	—	(201,891)
Stock-based compensation	—	—	47,002	—	—	—	—	47,002
Vesting of stock-based compensation awards	575	37,265	(37,265)	—	—	—	—	—
Stock options exercised, net of shares surrendered	1,164	40,230	—	—	—	—	—	40,230
Repurchase of common stock	—	—	—	—	—	(7,073)	(551,970)	(551,970)
Other	—	—	12,507	—	—	—	—	12,507
Balance at May 31, 2015	178,117	$329,248	$157,183	$4,227,620	$(8,471)	(66,414)	$(2,773,125)	$1,932,455

See accompanying notes.

Consolidated Statements of Cash Flows
	Fiscal Years Ended May 31,
(In thousands)	2015	2014	2013
Cash flows from operating activities:
Net income	$430,618	$374,442	$315,442
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	140,624	168,220	165,664
Amortization of intangible assets	14,458	22,642	23,713
Stock-based compensation	47,002	29,875	23,310
Gain on sale of Storage	(38,573)	—	—
Gain on deconsolidation of Shredding	(4,952)	(106,441)	—
Gain on sale of stock of an equity method investment	(21,739)	—	—
Loss (gain) on investment in Shred-it Partnership	8,803	(2,000)	—
Shredding Transaction asset impairment charge	—	16,143	—
Shredding Transaction costs	—	26,057	—
Deferred income taxes	20,866	47,109	48,023
Change in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(1,443)	(56,231)	(42,704)
Inventories, net	23,785	(11,062)	10,997
Uniforms and other rental items in service	(31,994)	(11,435)	(44,179)
Prepaid expenses and other current assets	(3,202)	(2,177)	(3,281)
Accounts payable	(33,445)	30,446	25,023
Accrued compensation and related liabilities	3,234	10,931	(13,161)
Accrued liabilities and other	33,066	54,237	31,873
Income taxes, current	(6,832)	15,213	12,028
Net cash provided by operating activities	580,276	605,969	552,748

Cash flows from investing activities:
Capital expenditures	(217,720)	(145,580)	(196,486)
Proceeds from redemption of marketable securities	161,938	54,196	161,478
Purchase of marketable securities and investments	(195,471)	(63,858)	(178,464)
Proceeds from Storage Transactions, net of cash contributed	158,428	—	—
Proceeds from Shredding Transaction, net of cash contributed	3,344	179,359	—
Proceeds from sale of stock of an equity method investment	29,933	—	—
Dividends received on equity method investment	5,247	—	—
Dividends received on Shred-it Partnership investment	113,400	—	—
Acquisitions of businesses, net of cash acquired	(15,495)	(33,441)	(69,370)
Other	1,383	(5,219)	(1,339)
Net cash provided by (used in) investing activities	44,987	(14,543)	(284,181)

Cash flows from financing activities:
Proceeds from issuance of debt	—	—	250,000
Repayment of debt	(518)	(8,187)	(225,636)
Proceeds from exercise of stock-based compensation awards	40,230	41,902	14,807
Dividends paid	(201,891)	(93,320)	(79,744)
Repurchase of common stock	(551,970)	(370,599)	(215,681)
Other	1,589	469	196
Net cash used in financing activities	(712,560)	(429,735)	(256,058)

Effect of exchange rate changes on cash and cash equivalents	(8,918)	(676)	(61)

Net (decrease) increase in cash and cash equivalents	(96,215)	161,015	12,448
Cash and cash equivalents at beginning of year	513,288	352,273	339,825
Cash and cash equivalents at end of year	$417,073	$513,288	$352,273
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
Effective August 31, 2014, Cintas classifies its businesses into three reportable operating segments ("operating segments") based on the types of products and services provided. The Rental Uniforms and Ancillary Products operating segment consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items. In addition to these rental items, restroom cleaning services and supplies and carpet and tile cleaning services are also provided within this operating segment. The Uniform Direct Sales operating segment consists of the direct sale of uniforms and related items. The First Aid, Safety and Fire Protection Services operating segment consists of first aid, safety and fire protection products and services.
Previously, Cintas classified its businesses into four operating segments. The Document Management Services operating segment is no longer considered an operating segment for fiscal 2015 and beyond. This operating segment consisted of document destruction services ("Shredding") and document imaging and retention services ("Storage"). On April 30, 2014, Cintas completed its partnership transaction with the shareholders of Shred-it International Inc. ("Shred-it") to combine Cintas' Shredding with Shred-it's shredding business ("the Shredding Transaction"). Due to the deconsolidation of Shredding, fiscal 2015 results exclude the results of Shredding. Shredding remains reported in continuing operations for fiscal 2014 (through April 30, 2014 as previously discussed) and 2013. Based on the change in reportable operating segments, the results of Shredding for the year ended May 31, 2014 are presented in Corporate. Additionally, effective August 31, 2014, Storage is reported as a discontinued operation for all periods presented and has been excluded from continuing operations and from operating segment results for all periods presented. In the quarter ended November 30, 2014, Cintas sold Storage through a series of transactions. ("Storage Transactions"). Please see Note 17 entitled Discontinued Operations for additional information.
As previously mentioned, on April 30, 2014, the Shredding Transaction was completed. Cintas Shredding represented approximately 76%, 80%, and 70% of Cintas' Document Management Services operating segment's assets, revenue, and income before income taxes, respectively, as of and for the quarter ended February 28, 2014. Under the agreement, Cintas and Shred-it each contributed its shredding business to a newly formed partnership owned 42% by Cintas and 58% by the shareholders of Shred-it ("the Shred-it Partnership"). In addition to its 42% ownership of the Shred-it Partnership, Cintas received $180.0 million in cash at the closing of the transaction. Cintas' equity interest in the partnership is accounted for under the equity method of accounting as prescribed by U.S. generally accepted accounting principles ("GAAP").
Principles of consolidation.  The consolidated financial statements include the accounts of Cintas controlled majority-owned subsidiaries and any entities over which Cintas has control. Intercompany balances and transactions have been eliminated as appropriate.
Financial Statement Presentation.  We have reclassified certain prior-year amounts to conform to the current year’s presentation.
Use of estimates.  The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Revenue recognition.  Rental revenue, which is recorded in the Rental Uniforms and Ancillary Products operating segment, is recognized when services are performed. Other Services revenue, which is recorded in the Uniform Direct Sales operating segment, the First Aid, Safety and Fire Protection Services operating segment, Shredding until April 30, 2014 and the Storage business that is reported as discontinued operations, is recognized when either services are performed or when products are shipped and the title and risks of ownership pass to the customer.
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
Cash and cash equivalents.  Cintas considers all highly liquid domestic investments with a maturity of three months or less, at date of purchase, to be cash equivalents. At May 31, 2015 and 2014, cash and cash equivalents includes $43.0 million and $33.5 million, respectively, of restricted cash used as collateral associated with the general insurance program.
Marketable securities.  Marketable securities are typically comprised of fixed income securities and are classified as available-for-sale.
Accounts receivable.  Accounts receivable is comprised of amounts owed through product shipments and services provided and is presented net of an allowance for doubtful accounts. The allowance is an estimate based on historical rates of collections and allowances for specific accounts identified as uncollectible. The allowance that is an estimate based on Cintas' historical rates of collections is recorded for overdue amounts, beginning with a nominal percentage and increasing substantially as the account ages. The amount provided as the account ages will differ slightly between the Rental Uniforms and Ancillary Products operating segment and the two other operating segments because of differences in customers served and the nature of each operating segment. When an account is considered uncollectible, it is written off against the allowance for doubtful accounts.
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

(In thousands)	2015	2014

Raw materials	$16,935	$17,984
Work in process	17,079	14,304
Finished goods	192,197	218,951
	$226,211	$251,239

Inventories are recorded net of reserves for obsolete inventory of $30.7 million at both May 31, 2015 and 2014. The inventory obsolescence reserve is determined by specific identification, as well as an estimate based on Cintas' historical rates of obsolescence.
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

Investments. Investments consists primarily of equity method investments and the cash surrender value of life insurance policies. The equity method is used to account for an investment if our investment gives us the ability to exercise significant influence over the operating and financial policies of the investee. In general, equity method investments are initially measured at cost. However, an equity method investment resulting from a transaction in which a controlled group of assets that constitutes a business is deconsolidated is initially measured at fair value. Cintas recognizes its share of the investee’s earnings or losses in income. Cintas also adjusts its share of the investee's earnings for intra-entity transactions, basis differences, investee capital transactions and other comprehensive income through income or other comprehensive income as appropriate. Equity method investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable.
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
Goodwill.  Goodwill, obtained through acquisitions of businesses, is valued at cost less any impairment. Cintas completes an annual impairment test, which may include an assessment of qualitative factors including, but not limited to, macroeconomic conditions, industry and market conditions, and entity specific factors such as strategies and financial performance. We test for goodwill impairment at the reporting unit level, which for the Company is at the operating segment level. We determined that our reporting units are our Rental Uniforms and Ancillary Products, Uniform Direct Sales, and First Aid, Safety and Fire Protection Services operating segments. The test may also include the determination of the estimated fair value of Cintas' reporting units via comparisons to current market values, where available, and discounted cash flow analyses. Significant assumptions may include growth rates based on historical trends and margin improvement leveraged from such growth, as well as discount rates. In addition to the annual test in fiscal 2014, Cintas was required to perform an impairment test as of April 30, 2014 on the business remaining within the former Document Management Services operating segment as a result of the Shredding Transaction. Based on the results of this test and the annual impairment tests, Cintas was not required to recognize an impairment of goodwill for the fiscal years ended May 31, 2015, 2014 or 2013. Cintas will continue to perform impairment tests as of March 1 in future years and when indicators of impairment exist.
Service contracts and other assets.  Service contracts and other assets, which consist primarily of noncompete and consulting agreements obtained through acquisitions of businesses, are amortized by use of the straight-line method over the estimated lives of the agreements, which are generally 5 to 10 years. Certain noncompete agreements, as well as all service contracts, require that a valuation be determined using a discounted cash flow model. The assumptions and judgments used in these models involve estimates of cash flows and discount rates, among other factors. Because of the assumptions used to value these intangible assets, actual results over time could vary from original estimates. Impairment of service contracts and other assets is accomplished through specific identification. No impairment has been recognized by Cintas for the fiscal years ended May 31, 2015, 2014 or 2013.
Accrued liabilities.  Current accrued liabilities are recorded when it is probable that a liability has occurred and the amount of the liability can be reasonably estimated. Current accrued liabilities include the following amounts:

(In thousands)	2015	2014

General insurance liabilities	$113,714	$106,083
Employee benefit related liabilities	68,907	64,445
Taxes and related liabilities	6,064	7,531
Accrued interest	26,628	26,726
Other	94,622	94,942
	$309,935	$299,727

General insurance liabilities represent the estimated ultimate cost of all asserted and unasserted claims incurred, primarily related to worker's compensation, auto liability and other general liability exposure through the consolidated balance sheet dates. Our reserves are estimated through actuarial procedures of the insurance industry and by using industry assumptions, adjusted for specific expectations based on our claims history. Cintas records an increase or decrease in selling and administrative expenses related to development of prior claims, higher claims activity and other environmental factors in the period in which it becomes known. These changes in estimates may be material to the consolidated financial statements.
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
Fair Value Measurements. Financial Accounting Standards Board ("FASB") Accounting Standard Codification ("ASC") Topic 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. It also establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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
New accounting pronouncements. In February 2013, the FASB issued Accounting Standards Update ("ASU") 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." ASU 2013-02 requires an entity to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income if the item reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For reclassification items not required under GAAP to be reclassified directly to net income in their entirety in the same reporting period, an entity is required to cross-reference to other disclosures currently required under GAAP that provide additional detail about those amounts. The Company adopted ASU 2013-02 effective June 1, 2013. See Note 14 entitled Accumulated Other Comprehensive Income (Loss) for details of required disclosure.
In May 2014, the FASB) issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," to clarify revenue recognition principles. This guidance is intended to improve disclosure requirements and enhance the comparability of revenue recognition practices. Improved disclosures under the amended guidance relate to the nature, amount, timing and uncertainty of revenue that is recognized from contracts with customers. This guidance will be effective for reporting periods beginning after December 15, 2017 and will be required to be applied retrospectively. Early application of the amendments in this update is not permitted. Cintas is currently evaluating the impact that ASU 2014-09 will have on its consolidated financial statements.
No other new accounting pronouncement recently issued or newly effective had or is expected to have a material impact on the Consolidated Financial Statements.

2.  Fair Value Disclosures
All financial instruments that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the consolidated balance sheet date. These financial instruments measured at fair value on a recurring basis are summarized below:

	As of May 31, 2015
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$417,073	$—	$—	$417,073
Marketable securities:
Canadian treasury securities	—	16,081	—	16,081
Total assets at fair value	$417,073	$16,081	$—	$433,154

	As of May 31, 2014
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$513,288	$—	$—	$513,288
Total assets at fair value	$513,288	$—	$—	$513,288

Current accrued liabilities	$—	$286	$—	$286
Total liabilities at fair value	$—	$286	$—	$286

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
The funds invested in Canadian treasury securities are not presently expected to be repatriated, but instead are expected to be invested indefinitely in foreign subsidiaries. Interest, realized gains and losses and declines in value determined to be other than temporary on available-for-sale securities are included in interest income or expense. The cost of the securities sold is based on the specific identification method. The amortized cost basis of marketable securities as of May 31, 2015 was $16.1 million. There were no outstanding marketable securities as of May 31, 2014. Purchases of marketable securities were $179.2 million, $48.5 million and $167.1 million for the fiscal years ended May 31, 2015, 2014 and 2013, respectively. All outstanding marketable securities as of May 31, 2015 had contractual maturities due within one year.
Foreign currency forward contracts were included in current accrued liabilities as of May 31, 2014. The fair value of Cintas' foreign currency forward contracts are based on similar exchange traded derivatives (market approach) and are, therefore, included within Level 2 of the fair value hierarchy.
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

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis as required under GAAP. As a result of the Shredding Transaction, Cintas recorded an asset impairment charge of $16.1 million in fiscal 2014 related to the abandonment of certain information systems assets. These assets were measured at a fair value of $5.4 million as of April 30, 2014 determined as the price that a market participant would be willing to pay for the continued use of the assets over their remaining useful lives. Also as a result of the Shredding Transaction and in accordance with GAAP requirements, Cintas' equity method investment in the Shred-it Partnership was initially measured at fair value. See Note 4 entitled Investments for additional information on the measurement of the investment in the Shred-it Partnership.
3.  Property and Equipment

(In thousands)	2015	2014

Land	$116,172	$116,989
Buildings and improvements	501,742	521,113
Equipment	1,446,041	1,427,356
Leasehold improvements	26,023	35,821
Construction in progress	104,300	42,384
	2,194,278	2,143,663
Less: accumulated depreciation	1,322,857	1,287,961
	$871,421	$855,702

Interest expense is net of capitalized interest of $0.6 million for the fiscal year ended May 31, 2015. Interest was not capitalized during the fiscal years ended May 31, 2014 and 2013.

4.  Investments
Investments at May 31, 2015 of $329.7 million include the cash surrender value of insurance policies of $101.8 million, equity method investments of $225.7 million, and cost method investments of $2.2 million. Investments at May 31, 2014 of $458.4 million include the cash surrender value of insurance policies of $86.5 million, equity method investments of $371.1 million, and cost method investments of $0.8 million.
Investments are evaluated for impairment on an annual basis or when indicators of impairment exist. For fiscal years 2015, 2014, and 2013, no losses due to impairment were recorded.
On April 30, 2014, Cintas completed the Shredding Transaction to combine Cintas’ Shredding with Shred-it’s shredding business. Under the agreement, Cintas and Shred-it each contributed its shredding business to the newly formed Shred-it Partnership owned 42% by Cintas and 58% by Shred-it. The resulting equity method investment (Level 3) in the Shred-it Partnership was initially recorded at fair value at $339.4 million derived with a primary reliance upon the income approach utilizing various discounted cash flow models. Fair value was determined by an independent valuation specialist. Management ultimately oversees the independent valuation specialist to ensure that the transaction-specific assumptions are appropriate for Cintas. The following table details quantitative information about significant unobservable inputs used in the initial valuation of Cintas' investment in the Shred-it Partnership:

				Range
(Dollars in millions)	Fair Value at April 30, 2014	Valuation Technique	Input	Low	High
Equity method investment - Shred-it Partnership	$339.4	Discounted Cash Flow	EBITDA margin	20.0%	22.0%
			Ratio of capital expenditures to revenues	4.5%	5.5%
			Long-term revenue growth	1.5%	2.0%
			WACC rate	9.0%	9.0%
The carrying value of the investment in the Shred-it Partnership was $210.1 million and $341.4 million at May 31, 2015 and 2014, respectively. In May 2015, the Company received a dividend on our investment in the Shred-it Partnership of $113.4 million, which reduced the carrying value of the investment. As of May 31, 2015, Cintas’ carrying value of its investment in the Shred-it Partnership exceeded its share of the underlying equity in the net assets of the Shred-it Partnership by approximately $94.0 million (basis difference). The remaining basis difference is being amortized over the weighted average estimated useful lives of the underlying assets which generated the basis difference (approximately 9 years) and is recorded as a reduction in the income (loss) on the investment in the Shred-it Partnership, net of tax. Cintas records its share of the partnership's income on a one month lag. For the fiscal year ended May 31, 2015, Cintas recorded a net loss on the investment in the Shred-it Partnership of $5.5 million, which included amortization of basis differences of approximately $11.0 million. For the fiscal year ended May 31, 2014, Cintas recorded a net gain on the investment in the Shred-it Partnership of $1.2 million.
Cintas provides the following unaudited summary information regarding the Shred-it Partnership's financial position and results of operations as of and for the twelve months ended April 30, 2015:

Summary Balance Sheet Information	As of	As of
(in thousands)	April 30, 2015	April 30, 2014

Assets
Current assets	$150,792	$108,377
Non-current assets	$968,956	$924,196

Liabilities
Current liabilities	$73,971	$57,241
Non-current liabilities	$532,673	$427,569

Summary Income Statement Information	For the 12 Months Ended
(in thousands)	April 30, 2015

Net sales	$695,628
Gross profit	$432,532
Net income	$10,385

Also during fiscal 2015, Cintas sold stock in an equity method investment. In conjunction with the sale of the equity method investment, Cintas also received a cash dividend of $5.2 million. Total cash received from the transaction was $35.2 million. The sale resulted in the recording of a gain, net of tax, of approximately $13.6 million in the fiscal year ended May 31, 2015. As a result, the Company no longer has the ability to exercise significant influence over the investee. Therefore, effective July 1, 2014, the remaining investment retained by Cintas is accounted for under the cost method.

5.  Goodwill, Service Contracts and Other Assets
Effective August 31, 2014, Storage was classified as discontinued operations. As a result, goodwill and service contracts related to this business, which were previously included in the former Document Management Services operating segment, are included within Corporate. Storage was sold in three separate transactions during the quarter ended November 30, 2014 ("Storage Transactions"). See Note 17 entitled Discontinued Operations for more information.
Changes in the carrying amount of goodwill and service contracts for the fiscal years ended May 31, 2015 and 2014, by operating segment, are as follows:

Goodwill (in thousands)	Rental Uniforms & Ancillary Products	Uniform Direct Sales	First Aid, Safety & Fire Protection	Corporate	Total

Balance as of June 1, 2013	$944,325	$23,942	$216,989	$332,304	$1,517,560
Goodwill acquired	—	—	4,922	8,794	13,716
Goodwill divested in Shredding Transaction	—	—	—	(265,487)	(265,487)
Foreign currency translation	(809)	(37)	—	2,468	1,622
Balance as of May 31, 2014	$943,516	$23,905	$221,911	$78,079	$1,267,411
Goodwill acquired	70	—	8,578	—	8,648
Goodwill divested in Storage Transactions	—	—	—	(75,660)	(75,660)
Foreign currency translation	(2,141)	(227)	—	(2,419)	(4,787)
Balance as of May 31, 2015	$941,445	$23,678	$230,489	$—	$1,195,612

Service Contracts (in thousands)	Rental Uniforms & Ancillary Products	Uniform Direct Sales	First Aid, Safety & Fire Protection	Corporate	Total

Balance as of June 1, 2013	$23,135	$—	$32,811	$36,207	$92,153
Service contracts acquired	—	—	3,149	4,589	7,738
Service contracts divested in Shredding Transaction	—	—	—	(23,990)	(23,990)
Service contracts amortization	(5,961)	—	(7,926)	(6,908)	(20,795)
Foreign currency translation	(3)	—	—	572	569
Balance as of May 31, 2014	$17,171	$—	$28,034	$10,470	$55,675
Service contracts acquired	313	—	9,543	265	10,121
Service contracts divested in Storage Transactions	—	—	—	(9,570)	(9,570)
Service contracts amortization	(5,619)	—	(7,005)	(597)	(13,221)
Foreign currency translation	(3)	—	—	(568)	(571)
Balance as of May 31, 2015	$11,862	$—	$30,572	$—	$42,434

Information regarding Cintas' service contracts and other assets is as follows:

	As of May 31, 2015
(In thousands)	Carrying Amount	Accumulated Amortization	Net

Service contracts	$340,816	$298,382	$42,434

Noncompete and consulting agreements	$41,828	$40,379	$1,449
Other	23,595	7,550	16,045
Total	$65,423	$47,929	$17,494

	As of May 31, 2014
(In thousands)	Carrying Amount	Accumulated Amortization	Net

Service contracts	$360,634	$304,959	$55,675

Noncompete and consulting agreements	$49,080	$47,036	$2,044
Other	23,826	6,244	17,582
Total	$72,906	$53,280	$19,626
Amortization expense for continuing operations was $13.7 million, $19.8 million and $20.4 million for the fiscal years ended May 31, 2015, 2014 and 2013, respectively. Estimated amortization expense for continuing operations, excluding any future acquisitions, for each of the next five years is $11.0 million, $6.9 million, $5.9 million, $5.6 million and $5.2 million, respectively.
The decreases in goodwill, service contracts, noncompete and consulting agreements since May 31, 2013 primarily relate to the consummation of the Shredding Transaction and Storage Transactions. See Note 9 entitled Acquisitions and Deconsolidations for more information.

6.  Long-Term Debt and Derivatives

(In thousands)	2015	2014

Unsecured term notes due through 2036 at an average rate of 4.6%	$1,300,000	$1,300,980
Less: amounts due within one year	—	503
	$1,300,000	$1,300,477

Cintas' senior notes are recorded at cost. The fair value of the senior notes is estimated using level 2 inputs based on general market prices. The carrying value and fair value of Cintas' long-term debt as of May 31, 2015 were $1,300.0 million and $1,418.6 million, respectively, and as of May 31, 2014 were $1,301.0 million and $1,421.0 million, respectively.
Letters of credit outstanding were $82.7 million and $85.1 million at May 31, 2015 and 2014, respectively. Maturities of long-term debt during each of the next five years are zero, $250.0 million, $300.0 million, zero and zero, respectively.
Interest paid was $65.3 million, $65.9 million and $68.4 million for the fiscal years ended May 31, 2015, 2014 and 2013, respectively.
Cintas' commercial paper program has a capacity of $300.0 million that is fully supported by a backup revolving credit facility through a credit agreement with its banking group. This revolving credit facility has an accordion feature that allows for a maximum borrowing capacity of $450.0 million. The revolving credit facility was amended on May 29, 2014, to extend the maturity date from October 6, 2016 to May 28, 2019, and to adjust the applicable margin used to calculate the interest payable on any outstanding loans and the facility fee payable under the agreement. No commercial paper or borrowings on our revolving credit facility were outstanding at May 31, 2015 or 2014.
Cintas used interest rate lock agreements to hedge against movements in the treasury rates at the time Cintas issued its senior notes in fiscal 2007, fiscal 2008, fiscal 2011 and fiscal 2013. The amortization of the cash flow hedges resulted in an increase to other comprehensive income of $2.0 million, $2.0 million and $2.0 million for the fiscal years ended May 31, 2015, 2014 and 2013, respectively.
To hedge the exposure of movements in the foreign currency rates, Cintas may use foreign currency hedges. These hedges reduce the impact on cash flows from movements in the foreign currency exchange rates. Examples of foreign currency hedge instruments that Cintas may use are average rate options and forward contracts. Cintas had foreign currency forward contracts included in current accrued liabilities of $0.3 million at May 31, 2014. These instruments did not impact foreign currency exchange during fiscal 2015, 2014 or 2013.
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
The minimum rental payments under noncancelable lease arrangements for each of the next five years and thereafter are $27.0 million, $21.2 million, $16.9 million, $11.1 million, $7.6 million and $14.9 million, respectively.
Rent expense for continuing operations under operating leases during the fiscal years ended May 31, 2015, 2014 and 2013, was $34.9 million, $43.5 million and $41.9 million, respectively.
8.  Income Taxes

(In thousands)	2015	2014	2013

Income before income taxes for continuing operations consists of the following components:
U.S. operations	$630,740	$594,840	$482,679
Foreign operations	18,733	12,202	17,996
	$649,473	$607,042	$500,675

(In thousands)	2015	2014	2013

Income tax expense for continuing operations consists of the following components:
Current:
Federal	$201,992	$162,679	$109,739
State and local	25,230	21,268	12,453
	227,222	183,947	122,192
Deferred	14,174	48,810	61,897
	$241,396	$232,757	$184,089

(In thousands)	2015	2014	2013

Reconciliation of income tax expense for continuing operations using the statutory rate and actual income tax expense is as follows:
Income taxes at the U.S. federal statutory rate	$227,316	$212,464	$175,237
State and local income taxes, net of federal benefit	16,623	20,252	12,211
Other	(2,543)	41	(3,359)
	$241,396	$232,757	$184,089

The components of deferred income taxes included on the consolidated balance sheets are as follows:

(In thousands)	2015	2014

Deferred tax assets:
Allowance for doubtful accounts	$4,857	$4,835
Inventory obsolescence	12,266	11,682
Insurance and contingencies	38,522	36,032
Stock-based compensation	29,910	23,890
Foreign related carry-forwards	16,862	19,129
Treasury locks	5,829	6,924
Other	9,461	15,663
	117,707	118,155
Valuation allowance	(14,690)	(13,358)
	103,017	104,797
Deferred tax liabilities:
In service inventory	169,629	150,439
Property	77,871	90,155
Intangibles	84,218	81,215
Investment in partnerships	86,098	93,227
State taxes and other	24,528	24,650
	442,344	439,686
Net deferred tax liability	$339,327	$334,889

On April 30, 2014, Cintas completed the Shredding Transaction. Due to differences in accounting for the book and tax basis in the Shred-it Partnership and other partnerships, a deferred tax liability was recorded. Additionally, Cintas re-characterized the existing deferred tax liabilities associated with Shredding assets contributed to the partnership from "Property" and "Intangibles" to "Investment in Partnerships."
Although realization is not assured, management believes it is more likely than not that the recorded deferred tax assets, net of valuation allowances, will be realized.
The progression of the valuation allowance is as follows:

(In thousands)	2015	2014

Balance at beginning of year	$(13,358)	$(12,789)
Additions	(2,433)	(1,701)
Subtractions	1,101	1,132
Balance at end of year	$(14,690)	$(13,358)

Income taxes paid were $236.7 million, $172.5 million and $122.2 million for the fiscal years ended May 31, 2015, 2014 and 2013, respectively.
Undistributed earnings of foreign subsidiaries were approximately $147.1 million, $172.7 million and $194.0 million as of May 31, 2015, 2014 and 2013, respectively, for which deferred taxes have not been provided. Such earnings are considered to be permanently reinvested in Cintas' foreign subsidiaries. If such earnings were repatriated, additional tax expense may result. The current calculation of such additional taxes is not practicable.
As of May 31, 2015 and 2014, there was $11.9 million and $9.7 million, respectively, in total unrecognized tax benefits, which, if recognized, would favorably impact Cintas' effective tax rate. Cintas recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense in the consolidated statements of income, which is consistent with the recognition of these items in prior reporting periods. The total amount accrued for interest and penalties as of May 31, 2015 and 2014, was $0.9 million and $0.7 million, respectively. Cintas records this tax liability as current and long-term accrued liabilities on the consolidated balance sheets, as appropriate.
In the normal course of business, Cintas provides for uncertain tax positions and the related interest, and adjusts its unrecognized tax benefits and accrued interest accordingly. Unrecognized tax benefits increased by $1.4 million in fiscal 2015 and decreased by $0.2 million and $29.2 million in fiscal 2014 and 2013, respectively. Accrued interest increased by $0.2 million in fiscal 2015 and decreased by $0.4 million and $0.9 million in fiscal 2014 and 2013, respectively.
A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits (exclusive of interest and penalties) is as follows:

(In thousands)

Balance at June 1, 2012	$44,531
Additions based on tax positions related to the current year	1,843
Additions for tax positions of prior years	2,960
Change in tax regulations	(33,600)
Statute expirations	(2,025)
Balance at May 31, 2013	$13,709
Additions for tax positions of prior years	2,586
Statute expirations	(1,963)
Settlements	(1,270)
Balance at May 31, 2014	$13,062
Additions for tax positions of prior years	4,001
Statute expirations	(1,603)
Settlements	(48)
Balance at May 31, 2015	$15,412

On September 13, 2013, the U.S. Department of the Treasury and the Internal Revenue Service released final tangible property regulations under Sections 162(a) and 263(a) of the Internal Revenue Code regarding amounts paid to improve tangible property and acquire or produce tangible property, as well as proposed regulations regarding the disposition of property. The effective date of the final regulations was for Cintas' fiscal year ending May 31, 2015, and there was not a material impact on the consolidated financial statements.
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
All U.S. federal income tax returns are closed to audit through fiscal 2011. Cintas is currently in advanced stages of various audits in certain foreign jurisdictions and certain domestic states. The years under foreign and domestic state audits cover fiscal years back to 2009. Based on the resolution of the various audits and other potential regulatory developments, it is reasonably possible that the balance of unrecognized tax benefits will not change for the fiscal year ending May 31, 2016.

9.  Acquisitions and Deconsolidations
Acquisitions
The purchase price paid for each acquisition has been allocated to the fair value of the assets acquired and liabilities assumed. During fiscal 2015, Cintas acquired one Rental Uniforms and Ancillary Products operating segment business and eleven First Aid, Safety and Fire Protection Services operating segment businesses. During fiscal 2014, Cintas acquired three First Aid, Safety and Fire Protection Services operating segment businesses and three businesses in the former Document Management Services operating segment.
The following summarizes the aggregate purchase price for all businesses acquired:

(In thousands)	2015	2014

Fair value of tangible assets acquired	$177	$11,415
Fair value of service contracts acquired	9,856	6,343
Fair value of other intangibles acquired	945	924
Net goodwill recognized	8,648	13,865
Total fair value of assets acquired	19,626	32,547
Fair value of liabilities assumed (settled) and incurred	4,131	(894)
Total cash paid for acquisitions	$15,495	$33,441

The results of operations for the acquired businesses are included in the consolidated statements of income from the dates of acquisition. The proforma revenue, net income and earnings per share information relating to acquired businesses are not presented because they are not significant to Cintas.
Deconsolidations
On April 30, 2014, Cintas completed the Shredding Transaction. Under the agreement, Cintas and Shred-it each contributed its shredding business to the newly formed Shred-it Partnership. In fiscal 2014,the Company realized a $106.4 million gain on the deconsolidation of Shredding, which is primarily related to the remeasurement of its retained interest in Shredding as part of its investment in the Shred-it Partnership. The gain was computed as follows: the fair value of consideration received of $180.0 million plus the fair value of Cintas' retained non-controlling interest in the Shred-it Partnership of $339.4 million less the carrying amount of Shredding of $413.0 million. During fiscal 2015, the Company realized a pre-tax gain of $5.0 million related to the Shred-it Transaction primarily as a result of receiving additional proceeds.
As a result of the Shredding Transaction, in fiscal 2014 the Company recorded an asset impairment charge of $16.1 million and other transaction costs of $28.5 million. The impairment charge was related to the abandonment of information systems assets that were not contributed to the Shred-it Partnership and cannot be used by the Company for other purposes. The other transaction costs consisted of the following: $4.7 million of professional and legal fees; $0.7 million of employee termination benefit costs; $12.4 million of stock compensation expense resulting from the immediate vesting of Cintas stock options and awards of employees contributed to the Shred-it Partnership; a $4.2 million charge for information systems contracts for which no future economic benefit exists; and $6.5 million of incremental profit sharing and employee compensation resulting from the gain net of the impairment charge and other transaction costs. If applicable, these amounts were settled in fiscal 2015 at amounts that approximated their recorded values.
In conjunction with the partnership agreement, Cintas agreed to provide certain transition services such as information technology and accounting in support of the Shred-it Partnership. This agreement is set to expire on September 30, 2015.
Additionally, in fiscal 2015, Cintas sold Storage. Storage, excluding related real estate owned by Cintas, was sold in three separate transactions to three separate buyers. The business was previously included in the former Document Management Services operating segment. See Note 17 entitled Discontinued Operations for additional information.

10.  Defined Contribution Plans
Cintas' Partners' Plan ("the Plan") is a non-contributory profit sharing plan and Employee Stock Ownership Plan ("ESOP") for the benefit of substantially all U.S. Cintas employee-partners who have completed one year of service. The Plan also includes a 401(k) savings feature covering substantially all U.S. employee-partners. The amounts of contributions to the Plan and ESOP, as well as the matching contribution to the 401(k), are made at the discretion of the Board of Directors. Total contributions, including Cintas' matching contributions, which approximate cost, were $38.4 million, $33.7 million and $28.4 million for the fiscal years ended May 31, 2015, 2014 and 2013, respectively.
Cintas has a non-contributory deferred profit sharing plan ("DPSP"), which covers substantially all Canadian employee-partners. In addition, a registered retirement savings plan ("RRSP") is offered to those employees. The amounts of contributions to the DPSP, as well as the matching contribution to the RRSP, are made at the discretion of the Board of Directors. Total contributions, which approximate cost, were $1.5 million, $1.6 million and $1.4 million for the fiscal years ended May 31, 2015, 2014 and 2013, respectively.
Cintas has a supplemental executive retirement plan ("SERP") subject to Section 409A of the Internal Revenue Code for the benefit of certain highly compensated Cintas employee-partners. The SERP allows participants to defer the receipt of compensation which would otherwise become payable to them. Matching contributions are made at the discretion of the Board of Directors. Total matching contributions were $6.1 million, $6.0 million and $4.7 million for the fiscal years ended May 31, 2015, 2014 and 2013, respectively.

11.  Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share from continuing operations using the two-class method for amounts attributable to Cintas' common shares:

(In thousands except per share data)	2015	2014	2013

Basic Earnings per Share from Continuing Operations
Income from continuing operations	$408,077	$374,285	$316,586
Less: income from continuing operations allocated to participating securities	3,877	3,450	2,547
Income from continuing operations available to common shareholders	$404,200	$370,835	$314,039
Basic weighted average common shares outstanding	115,900	120,377	123,956

Basic earnings per share from continuing operations	$3.49	$3.08	$2.54

(In thousands except per share data)	2015	2014	2013

Diluted Earnings per Share from Continuing Operations
Income from continuing operations	$408,077	$374,285	$316,586
Less: income from continuing operations allocated to participating securities	3,877	3,450	2,547
Income from continuing operations available to common shareholders	$404,200	$370,835	$314,039
Basic weighted average common shares outstanding	115,900	120,377	123,956
Effect of dilutive securities – employee stock options & awards	1,643	1,263	575
Diluted weighted average common shares outstanding	117,543	121,640	124,531

Diluted earnings per share from continuing operations	$3.44	$3.05	$2.53

Basic and diluted earnings (loss) per share from discontinued operations were $0.19, $0.00 and $(0.01) for the fiscal years ended May 31, 2015, 2014 and 2013, respectively.
For the fiscal years ended May 31, 2015, 2014 and 2013, options granted to purchase 0.6 million, 0.7 million and 0.7 million shares of Cintas common stock, respectively, were excluded from the computation of diluted earnings per share. The exercise prices of these options were greater than the average market price of the common shares (anti-dilutive).
On October 18, 2011, Cintas announced that the Board of Directors authorized a $500 million share buyback program. This program was completed in April 2014. On July 30, 2013, we announced that the Board of Directors authorized a $500.0 million share buyback program. This program was completed in February 2015. On January 13, 2015, we announced that the Board of Directors authorized a new $500.0 million share buyback program, which does not have an expiration date. The following table summarizes the buyback activity by program and fiscal year:

(In thousands except per share data)	2015			2014
Buyback Program	Shares	Avg. Price per Share	Purchase Price	Shares	Avg. Price per Share	Purchase Price

October 18, 2011	—	$—	$—	3,324	$48.87	$162,460
July 30, 2013	3,981	$75.49	$300,500	3,341	$59.72	$199,500
January 13, 2015	2,870	$82.60	$237,072	—	$—	$—
	6,851	$78.47	537,572	6,665	$54.31	$361,960
In June 2015, we purchased 1.5 million shares at an average price of $86.08 per share for a total purchase price of $132.9 million. Under the January 13, 2015 program through July 30, 2015, Cintas has purchased a total of 4.4 million shares of Cintas common stock at an average price of $83.82 per share for a total purchase price of $370.0 million.
In addition to the buyback program, Cintas acquired shares of Cintas common stock in satisfaction of employee payroll taxes due on restricted stock awards that vested during the fiscal year. For the fiscal year ended May 31, 2015, Cintas acquired 0.2 million shares at an average price of $64.58 per share for a total purchase price of $14.4 million. For the fiscal year ended May 31, 2014, Cintas acquired 0.2 million shares at an average price of $50.45 per share for a total purchase price of $8.6 million.
12.  Stock-Based Compensation
Under the 2005 Equity Compensation Plan, as amended, Cintas may grant officers and key employee-partners equity compensation in the form of stock options, stock appreciation rights, restricted and unrestricted stock awards, performance awards and other stock unit awards up to an aggregate of 21,000,000 shares of Cintas' common stock. At May 31, 2015, 9,281,640 shares of common stock are reserved for future issuance under the 2005 Equity Compensation Plan. As a result of the Shredding Transaction in the fiscal year ended May 31, 2014, we immediately vested 249,335 options and 71,882 restricted stock awards held by employees contributed to the Shred-it Partnership. The immediate vesting resulted in $12.4 million of additional stock compensation expense for the fiscal year ended May 31, 2014. Total compensation cost for stock-based awards for continuing operations was $44.9 million, $44.2 million and $23.0 million for the fiscal years ended May 31, 2015, 2014 and 2013, respectively. The total income tax benefit recognized in the consolidated income statement for share-based compensation arrangements for continuing operations was $16.7 million, $16.9 million and $8.4 million for the fiscal years ended May 31, 2015, 2014 and 2013, respectively.
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

Except for the options that early vested as a result of the Shredding Transaction in fiscal 2014, the fair value of options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	2015	2014	2013

Risk-free interest rate	2.0%	2.0%	1.3%
Dividend yield	1.6%	1.7%	1.8%
Expected volatility of Cintas' common stock	28.0%	28.0%	28.0%
Expected life of the option in years	7.5	7.5	7.5

The risk-free interest rate is based on U.S. government issues with a remaining term equal to the expected life of the stock options. The determination of expected volatility is based on historical volatility of Cintas' common stock over the period commensurate with the expected term of stock options, as well as other relevant factors. The weighted average expected term was determined based on the historical employee exercise behavior of the options. The weighted-average fair value of stock options granted during fiscal 2015, 2014 and 2013 was $22.64, $16.63 and $9.60, respectively.
The information presented in the following table relates primarily to stock options granted and outstanding under either the 2005 Equity Compensation Plan or under previously adopted plans:

	Shares	Weighted Average Exercise Price

Outstanding, June 1, 2012 (2,105,705 shares exercisable)	7,609,117	$36.04
Granted	1,722,081	44.67
Canceled	(884,384)	38.69
Exercised	(561,176)	36.44
Outstanding, May 31, 2013 (1,815,795 shares exercisable)	7,885,638	37.60
Granted	2,111,649	61.04
Canceled	(699,314)	42.42
Exercised	(1,272,179)	39.03
Outstanding, May 31, 2014 (1,583,413 shares exercisable)	8,025,794	43.12
Granted	1,590,185	84.59
Canceled	(486,720)	55.50
Exercised	(1,293,689)	38.11
Outstanding, May 31, 2015 (1,426,550 shares exercisable)	7,835,570	$51.59

The intrinsic value of stock options exercised was $44.3 million, $19.8 million and $3.7 million for the fiscal years ended May 31, 2015, 2014 and 2013, respectively. The total cash received from employees as a result of employee stock option exercises for the fiscal years ended May 31, 2015, 2014 and 2013 was $40.2 million, $41.9 million and $14.8 million, respectively.
The fair value of stock options vested was $10.9 million, $17.7 million and $13.2 million for the fiscal years ended May 31, 2015, 2014 and 2013, respectively.

The following table summarizes the information related to stock options outstanding at May 31, 2015:

		Outstanding Options		Exercisable Options
Range of Exercise Prices	Number Outstanding	Average Remaining Option Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 20.29 – $ 34.45	1,845,741	5.35	$30.16	928,968	$28.43
34.46 – 42.58	1,685,350	6.15	38.19	255,562	38.55
42.59 – 62.88	1,360,216	7.62	48.57	223,399	50.34
62.89 – 86.09	2,944,263	9.55	74.50	18,621	63.45
$ 20.29 – $ 86.09	7,835,570	7.49	$51.59	1,426,550	$34.13

At May 31, 2015, the aggregate intrinsic value of stock options outstanding and exercisable was $269.1 million and $74.1 million, respectively. The weighted-average remaining contractual term of stock options exercisable is 4.6 years.
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
The information presented in the following table relates to restricted stock awards granted and outstanding under either the 2005 Equity Compensation Plan or under previously adopted plans:

	Shares	Weighted Average Grant Price
Outstanding, unvested grants at June 1, 2012	1,888,996	$29.93
Granted	810,453	41.72
Canceled	(73,856)	31.78
Vested	(610,570)	25.40
Outstanding, unvested grants at May 31, 2013	2,015,023	35.97
Granted	661,514	60.66
Canceled	(52,124)	37.95
Vested	(465,635)	28.76
Outstanding, unvested grants at May 31, 2014	2,158,778	45.04
Granted	627,033	80.73
Canceled	(50,277)	49.33
Vested	(525,421)	34.39
Outstanding, unvested grants at May 31, 2015	2,210,113	$57.60

The remaining unrecognized compensation cost related to unvested stock options and restricted stock at May 31, 2015 was $105.0 million. The weighted-average period of time over which this cost will be recognized is 2.1 years.

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
Cintas is party to additional litigation not considered in the ordinary course of business, including the litigation discussed below. Cintas is a defendant in a purported Equal Employment Opportunity Commission (EEOC) systemic gender discrimination lawsuit, Mirna E. Serrano, et al. v. Cintas Corporation (Serrano), filed on May 10, 2004, and pending in the United States District Court, Eastern District of Michigan, Southern Division. The Serrano plaintiffs alleged that Cintas discriminated against women in hiring into various service sales representative (SSR) positions in the Rental Uniforms and Ancillary Products operating segment. On November 15, 2005, the (EEOC) intervened in the Serrano lawsuit. The Serrano plaintiffs seek lost pay, injunctive relief, compensatory damages, punitive damages, attorneys' fees and other remedies on behalf of unsuccessful female candidates for SSR positions. On October 27, 2008, the United States District Court in the Eastern District of Michigan granted summary judgment in favor of Cintas limiting the scope of the action to female applicants for SSR positions at Cintas locations within the state of Michigan. Consequently, all claims brought by or on behalf of female applicants for SSR positions outside of the state of Michigan were dismissed. Similarly, any claims brought by the EEOC on behalf of similarly situated female applicants outside of the state of Michigan have also been dismissed from the Serrano lawsuit. In September 2010, the Court in Serrano dismissed all private individual claims and all claims of the EEOC and the 13 individuals it claimed to represent. The EEOC appealed the District Court's summary judgment decisions and various other rulings to the United States Court of Appeals for the Sixth Circuit. On November 9, 2012, the Sixth Circuit Court of Appeals reversed the District Court's opinion and remanded the claims back to the District Court. On April 16, 2013, Cintas filed with the United States Supreme Court a Petition for a Writ of Certiorari seeking to review the judgment of the United States Court of Appeals for the Sixth Circuit. On October 7, 2013, the Court denied Cintas’ Petition, thus remanding the claims back to the District Court consistent with the Sixth Circuit Court’s November 9, 2012 decision.
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

14.  Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss), net of tax:

(In thousands)	Foreign Currency	Unrealized Loss on Derivatives	Other	Total

Balance at May 31, 2013	$51,312	$(14,339)	$1,150	$38,123
Other comprehensive loss before reclassifications	(9,787)	(228)	(1,632)	(11,647)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1,952	—	1,952
Net current period other comprehensive (loss) income	(9,787)	1,724	(1,632)	(9,695)
Balance at May 31, 2014	41,525	(12,615)	(482)	28,428
Other comprehensive (loss) income before reclassifications	(38,538)	37	(350)	(38,851)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1,952	—	1,952
Net current period other comprehensive (loss) income	(38,538)	1,989	(350)	(36,899)
Balance at May 31, 2015	$2,987	$(10,626)	$(832)	$(8,471)

The following table summarizes the reclassifications out of accumulated other comprehensive income (loss) during the fiscal years 2015 and 2014:

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

Details about Accumulated Other Comprehensive Income (Loss) Components (In thousands)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line in the Consolidated Condensed Statements of Income
	2015	2014
Amortization of interest rate locks	$(3,130)	$(3,130)	Interest expense
Tax benefit	1,178	1,178	Income taxes
Amortization of interest rate locks, net of tax	$(1,952)	$(1,952)	Net of tax

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
Prior to August 31, 2014, Cintas classified its business into four operating segments. The Document Management Services operating segment is no longer considered an operating segment for fiscal 2015 and beyond. This operating segment consisted of the Shredding and Storage businesses. On April 30, 2014, Cintas completed the Shredding Transaction. Shredding is reported in Corporate for fiscal years ended 2014 and 2013. Additionally, effective August 31, 2014, Storage is classified as discontinued operations. Storage has been excluded from segment results for all periods presented. Please see Note 17 entitled Discontinued Operations for additional information.
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

(In thousands)	Rental Uniforms & Ancillary Products	Uniform Direct Sales	First Aid, Safety & Fire Protection	Corporate(1)	Total
May 31, 2015
Revenue	$3,454,956	$453,653	$568,277	$—	$4,476,886
Gross margin	$1,541,490	$129,446	$250,401	$—	$1,921,337
Selling and admin. expenses	948,455	85,317	191,158	—	1,224,930
Gain on deconsolidation of Shredding	—	—	—	4,952	4,952
Gain on sale of stock of an equity method investment	—	—	—	21,739	21,739
Interest expense, net	—	—	—	64,822	64,822
Income (loss) before income taxes	$593,035	$44,129	$59,243	$(38,131)	$658,276
Depreciation and amortization	$121,743	$8,391	$22,461	$—	$152,595
Capital expenditures	$183,459	$9,495	$23,864	$902	$217,720
Total assets	$2,856,716	$123,044	$436,651	$776,049	$4,192,460

May 31, 2014
Revenue	$3,223,930	$455,485	$514,429	$275,721	$4,469,565
Gross margin	$1,394,503	$130,018	$225,238	$123,895	$1,873,654
Selling and admin. expenses	887,444	83,309	176,286	117,797	1,264,836
Gain on deconsolidation of Shredding, net of impairment charges and other transaction costs	—	—	—	61,817	61,817
Interest expense, net	—	—	—	65,593	65,593
Income before income taxes	$507,059	$46,709	$48,952	$2,322	$605,042
Depreciation and amortization	$117,869	$8,307	$21,113	$33,756	$181,045
Capital expenditures	$94,190	$2,482	$14,512	$34,396	$145,580
Total assets	$2,875,014	$142,033	$422,015	$1,023,390	$4,462,452

May 31, 2013
Revenue	$3,044,587	$461,328	$460,592	$279,457	$4,245,964
Gross margin	$1,288,290	$134,985	$199,314	$130,720	$1,753,309
Selling and admin. expenses	835,249	81,739	156,232	114,111	1,187,331
Interest expense, net	—	—	—	65,303	65,303
Income (loss) before income taxes	$453,041	$53,246	$43,082	$(48,694)	$500,675
Depreciation and amortization	$116,867	$8,049	$20,832	$34,161	$179,909
Capital expenditures	$140,327	$6,908	$11,809	$37,442	$196,486
Total assets	$2,830,941	$152,551	$398,614	$963,526	$4,345,632

(1) Corporate assets as of May 31, 2015 include the investment in the Shred-it Partnership. Corporate assets also include the real estate assets of Storage that were not included in the sale transactions. Corporate results and assets as of and for the fiscal year ended 2014 include the revenue ($275.7 million), loss before income taxes ($38.5 million) and assets ($344.3 million) of Shredding. Corporate results and assets as of and for the fiscal year ended 2013 include the revenue ($279.5 million), income before income taxes ($16.6 million) and assets ($456.3 million) of Shredding. Corporate assets as of May 31, 2014 and 2013 include the assets of Storage.

16.  Quarterly Financial Data (Unaudited)
The following is a summary of the results of operation for each of the quarters within the fiscal years ended May 31, 2015 and 2014:

May 31, 2015 (in thousands) (1) (2) (3)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue	$1,102,077	$1,123,379	$1,108,847	$1,142,583
Gross margin	$477,946	$481,424	$475,307	$486,660
Net income, continuing operations	$109,791	$103,446	$93,636	$101,204
Basic earnings per share, continuing operations	$0.94	$0.87	$0.80	$0.88
Diluted earnings per share, continuing operations	$0.93	$0.86	$0.79	$0.86
Weighted average number of shares outstanding	116,659	117,115	116,178	113,666

May 31, 2014 (in thousands) (1) (2) (4)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue	$1,100,246	$1,123,931	$1,110,973	$1,134,415
Gross margin	$456,095	$467,079	$469,634	$480,847
Net income, continuing operations	$77,398	$84,456	$84,326	$128,105
Basic earnings per share, continuing operations	$0.63	$0.70	$0.70	$1.05
Diluted earnings per share, continuing operations	$0.63	$0.69	$0.69	$1.04
Weighted average number of shares outstanding	122,130	119,907	119,913	119,541

(1) The figures for both fiscal 2015 and 2014 reflect the change in classification of Storage to discontinued operations within the Consolidated Statements of Income. See Note 17 entitled Discontinued Operations for additional information.

(2) As a result of the Shredding Transaction, Cintas no longer includes Shredding results in its reported revenue, gross margin and operating income. After April 30, 2014, Cintas recognized its share of the Shred-it Partnership income, net of tax, in net income from continuing operations and diluted earnings per share ("EPS") from continuing operations. As a result of its investment in the Shred-it Partnership, Cintas recognized a net loss of $5.5 million and a net gain of $1.2 million during the years end May 31, 2015 and 2014, respectively.

(3) During the fiscal 2015 first quarter, Cintas recognized a gain on the sale of stock in an equity method investment in the net amount of $13.6 million. In the fiscal 2015 first quarter, Cintas also recorded an net gain of $4.1 million, related to the Shredding Transaction completed in fiscal 2014 as a result of receiving certain additional proceeds. Finally, in the fourth quarter of fiscal 2015, Cintas recorded a net loss of $1.0 million related to the Shredding Transaction completed in fiscal 2014 due to the settlement of an outstanding Shredding-related legal claim.

(4) In accordance with GAAP, the fiscal 2014 Shredding revenue, gross margin, operating income, net income and EPS must continue to be included in the reported fiscal 2014 results because of Cintas' continuing ownership in the Shred-it Partnership. In addition, the fiscal 2014 results also included the following related to the Shredding Transaction: a $106.4 million gain on deconsolidation of Shredding, an asset impairment charge of $16.1 million and transaction costs of $28.5 million. All of these impacts were recorded in the fourth quarter except for $2.2 million of transaction costs that were recorded in the third quarter. Please see Note 9 entitled Acquisitions and Deconsolidations for additional information on the transaction.

17.  Discontinued Operations
Effective August 31, 2014, Cintas' Storage was classified as discontinued operations. The business was previously included in the former Document Management Services operating segment. In accordance with the applicable accounting guidance for the disposal of long-lived assets, the results of Storage have been excluded from both continuing operations and segment results for all periods presented.
In the quarter ended November 30, 2014, Cintas sold Storage. Storage, excluding related real estate owned by Cintas, was sold in three separate transactions to three separate buyers. For the fiscal year ended May 31, 2015, cash proceeds received at the closing of each transaction or upon the settlement of contingencies totaled $158.4 million, net of cash contributed. Each transaction involved contingent consideration, and the Company has opportunities to receive additional proceeds if specified future events occur. Because of the uncertainty surrounding the future events, these amounts represent gain contingencies that have not been recorded. Certain real estate owned by Cintas is being leased by the buyers. These lease payments do not represent a material direct cash flow of the disposed Storage business and therefore do not impact the classification of Storage as a discontinued operation.
Following is selected financial information included in net income (loss) from discontinued operations for Storage:

(In thousands)	2015	2014	2013

Revenue	$31,379	$82,246	$70,507

(Loss) income before income taxes	(3,712)	815	(767)
Income tax (benefit) expense	(3,232)	658	377
Gain on sale of business	38,573	—	—
Income tax expense on gain	15,552	—	—
Net income (loss) from discontinued operations	$22,541	$157	$(1,144)
Certain real estate assets and related liabilities were not included in the Storage Transactions and are classified as held for sale as of May 31, 2015. As allowed under applicable accounting guidance, the May 31, 2014 balance sheet amounts for these assets and liabilities remain in their natural classifications.
On July 10, 2015, Cintas sold the remaining Storage assets classified as held for sale. Proceeds from the transaction were $24.4 million. It is anticipated that Cintas will recognize a gain of approximately $4.5 million before taxes.

18.  Supplemental Guarantor Information
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
Condensed consolidating financial statements for Cintas, Corp. 2, the subsidiary guarantors and non-guarantors are presented on the following pages:
Condensed Consolidating Income Statement

Year Ended May 31, 2015 (in thousands)	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Rental uniforms and ancillary products	$—	$2,657,177	$719,122	$215,491	$(136,834)	$3,454,956
Other services	—	1,421,861	31,222	71,249	(502,402)	1,021,930
Equity in net income of affiliates	408,077	—	—	—	(408,077)	—
	408,077	4,079,038	750,344	286,740	(1,047,313)	4,476,886
Costs and expenses (income):
Cost of rental uniforms and ancillary products	—	1,600,457	441,171	148,075	(276,237)	1,913,466
Cost of other services	—	949,694	(17,547)	44,153	(334,217)	642,083
Selling and administrative expenses	—	1,276,745	(100,025)	74,524	(26,314)	1,224,930
Operating income	408,077	252,142	426,745	19,988	(410,545)	696,407

Gain on deconsolidation of Shredding	—	4,952	—	—	—	4,952

Gain on sale of stock of an equity method investment	—	—	21,739	—	—	21,739

Interest income	—	(12)	(250)	(79)	2	(339)
Interest expense (income)	—	66,298	(1,134)	(3)	—	65,161

Income before income taxes	408,077	190,808	449,868	20,070	(410,547)	658,276
Income taxes	—	68,516	168,708	7,502	(66)	244,660
Loss on investment in Shred-it Partnership, net of tax	—	(5,123)	—	(416)	—	(5,539)
Income from continuing operations	408,077	117,169	281,160	12,152	(410,481)	408,077
Income from discontinued operations, net of tax	22,541	17,692	—	4,849	(22,541)	22,541
Net income	$430,618	$134,861	$281,160	$17,001	$(433,022)	$430,618

Condensed Consolidating Income Statement

Year Ended May 31, 2014 (in thousands)	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Rental uniforms and ancillary products	$—	$2,460,666	$663,512	$220,969	$(121,217)	$3,223,930
Other services	—	1,600,265	31,511	86,263	(472,404)	1,245,635
Equity in net income of affiliates	374,285	—	—	—	(374,285)	—
	374,285	4,060,931	695,023	307,232	(967,906)	4,469,565
Costs and expenses (income):
Cost of rental uniforms and ancillary products	—	1,520,893	417,388	153,726	(262,580)	1,829,427
Cost of other services	—	1,041,990	(15,441)	54,426	(314,491)	766,484
Selling and administrative expenses	—	1,282,356	(81,765)	82,348	(18,103)	1,264,836
Shredding Transaction asset impairment charge	—	—	16,143	—	—	16,143
Shredding Transaction costs	—	—	28,481	—	—	28,481
Operating income	374,285	215,692	330,217	16,732	(372,732)	564,194

Gain (loss) on deconsolidation of Shredding	—	111,661	—	(5,220)	—	106,441

Interest income	—	(43)	(178)	(15,279)	15,271	(229)
Interest expense (income)	—	66,461	(635)	(4)	—	65,822

Income before income taxes	374,285	260,935	331,030	26,795	(388,003)	605,042
Income taxes	—	99,789	126,021	6,260	(79)	231,991
Gain on investment in Shred-it Partnership	—	1,141	—	93	—	1,234
Income from continuing operations	374,285	162,287	205,009	20,628	(387,924)	374,285
Income (loss) from discontinued operations, net of tax	157	(24)	—	181	(157)	157
Net income	$374,442	$162,263	$205,009	$20,809	$(388,081)	$374,442

Condensed Consolidating Income Statement

Year Ended May 31, 2013 (in thousands)	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Rental uniforms and ancillary products	$—	$2,314,386	$616,726	$220,946	$(107,471)	$3,044,587
Other services	—	1,552,687	31,210	88,040	(470,560)	1,201,377
Equity in net income of affiliates	316,586	—	—	—	(316,586)	—
	316,586	3,867,073	647,936	308,986	(894,617)	4,245,964
Costs and expenses (income):
Cost of rental uniforms and ancillary products	—	1,454,791	392,134	155,490	(246,118)	1,756,297
Cost of other services	—	1,000,471	(12,440)	55,703	(307,376)	736,358
Selling and administrative expenses	—	1,192,205	(66,640)	81,671	(19,905)	1,187,331
Operating income	316,586	219,606	334,882	16,122	(321,218)	565,978

Interest income	—	(40)	(272)	(28,334)	28,237	(409)
Interest expense (income)	—	66,584	(875)	3	—	65,712

Income before income taxes	316,586	153,062	336,029	44,453	(349,455)	500,675
Income taxes	—	54,350	119,302	10,480	(43)	184,089
Income from continuing operations	316,586	98,712	216,727	33,973	(349,412)	316,586
(Loss) income from discontinued operations, net of tax	(1,144)	36	—	(1,180)	1,144	(1,144)
Net income	$315,442	$98,748	$216,727	$32,793	$(348,268)	$315,442

Condensed Consolidating Statement of Comprehensive Income

Year Ended May 31, 2015 (in thousands)	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$430,618	$134,861	$281,160	$17,001	$(433,022)	$430,618

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	—	—	—	(38,538)	—	(38,538)
Change in fair value of derivatives	—	—	—	37	—	37
Amortization of interest rate lock agreements	—	1,952	—	—	—	1,952
Other	—	—	(361)	11	—	(350)

Other comprehensive income (loss)	—	1,952	(361)	(38,490)	—	(36,899)

Comprehensive income (loss)	$430,618	$136,813	$280,799	$(21,489)	$(433,022)	$393,719

Condensed Consolidating Statement of Comprehensive Income

Year Ended May 31, 2014 (in thousands)	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$374,442	$162,263	$205,009	$20,809	$(388,081)	$374,442

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	—	—	—	(9,787)	—	(9,787)
Change in fair value of derivatives	—	—	—	(228)	—	(228)
Amortization of interest rate lock agreements	—	1,952	—	—	—	1,952
Other	—	—	(1,629)	(3)	—	(1,632)

Other comprehensive income (loss)	—	1,952	(1,629)	(10,018)	—	(9,695)

Comprehensive income	$374,442	$164,215	$203,380	$10,791	$(388,081)	$364,747

Condensed Consolidating Statement of Comprehensive Income

Year Ended May 31, 2013 (in thousands)	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$315,442	$98,748	$216,727	$32,793	$(348,268)	$315,442

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	—	(12)	—	(1,075)	—	(1,087)
Change in fair value of derivatives	—	(187)	—	—	—	(187)
Amortization of interest rate lock agreements	—	1,952	—	—	—	1,952
Other	—	—	782	—	—	782

Other comprehensive income (loss)	—	1,753	782	(1,075)	—	1,460

Comprehensive income	$315,442	$100,501	$217,509	$31,718	$(348,268)	$316,902

Condensed Consolidating Balance Sheet

As of May 31, 2015 (in thousands)	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Assets
Current assets:
Cash and cash equivalents	$—	$74,145	$249,203	$93,725	$—	$417,073
Marketable securities	—	—	—	16,081	—	16,081
Accounts receivable, net	—	358,560	104,964	32,606	—	496,130
Inventories, net	—	193,594	21,149	8,870	2,598	226,211
Uniforms and other rental items in service	—	399,017	117,473	36,478	(18,963)	534,005
Income taxes, current	—	1,191	(339)	84	—	936
Assets held for sale	—	21,341	—	—	—	21,341
Prepaid expenses and other current assets	—	5,514	17,492	1,024	—	24,030
Total current assets	—	1,053,362	509,942	188,868	(16,365)	1,735,807

Property and equipment, at cost, net	—	523,690	275,072	72,659	—	871,421
Investments	321,083	1,956,320	895,393	956,461	(3,799,565)	329,692
Goodwill	—	—	1,180,527	15,197	(112)	1,195,612
Service contracts, net	—	42,400	34	—	—	42,434
Other assets, net	1,154,596	12,373	2,741,950	3,572	(3,894,997)	17,494
	$1,475,679	$3,588,145	$5,602,918	$1,236,757	$(7,711,039)	$4,192,460

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$(465,247)	$(877,042)	$1,391,999	$21,876	$38,021	$109,607
Accrued compensation and related liabilities	—	59,752	23,989	4,682	—	88,423
Accrued liabilities	—	65,022	232,500	13,137	(724)	309,935
Deferred tax (asset) liability	—	(299)	104,663	8,025	—	112,389
Liabilities held for sale	—	704	—	—	—	704
Long-term debt due within one year	—	293	(293)	—	—	—
Total current liabilities	(465,247)	(751,570)	1,752,858	47,720	37,297	621,058

Long-term liabilities:
Long-term debt due after one year	—	1,308,452	(9,766)	590	724	1,300,000
Deferred income taxes	—	(5)	229,266	(2,323)	—	226,938
Accrued liabilities	—	—	111,105	904	—	112,009
Total long-term liabilities	—	1,308,447	330,605	(829)	724	1,638,947
Total shareholders' equity	1,940,926	3,031,268	3,519,455	1,189,866	(7,749,060)	1,932,455
	$1,475,679	$3,588,145	$5,602,918	$1,236,757	$(7,711,039)	$4,192,460

Condensed Consolidating Balance Sheet

As of May 31, 2014 (in thousands)	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Assets
Current assets:
Cash and cash equivalents	$—	$73,540	$399,525	$40,223	$—	$513,288
Accounts receivable, net	—	366,629	97,869	43,929	—	508,427
Inventories, net	—	215,974	20,745	9,650	4,870	251,239
Uniforms and other rental items in service	—	374,666	112,467	38,240	(18,836)	506,537
Income taxes, current	—	1,549	(1,549)	—	—	—
Prepaid expenses and other current assets	—	7,058	14,752	4,380	—	26,190
Total current assets	—	1,039,416	643,809	136,422	(13,966)	1,805,681

Property and equipment, at cost, net	—	533,665	225,677	96,360	—	855,702
Investments	321,083	2,081,094	893,647	1,015,343	(3,852,810)	458,357
Goodwill	—	—	1,211,716	55,807	(112)	1,267,411
Service contracts, net	—	51,248	53	4,374	—	55,675
Other assets, net	1,378,100	8,900	2,189,527	9,044	(3,565,945)	19,626
	$1,699,183	$3,714,323	$5,164,429	$1,317,350	$(7,432,833)	$4,462,452

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$(465,247)	$(545,526)	$1,092,545	$30,281	$38,017	$150,070
Accrued compensation and related liabilities	—	56,581	22,590	5,855	—	85,026
Accrued liabilities	—	79,614	208,983	11,876	(746)	299,727
Income taxes, current	—	—	4,915	1,045	—	5,960
Deferred tax (asset) liability	—	(510)	80,575	8,780	—	88,845
Long-term debt due within one year	—	773	(270)	—	—	503
Total current liabilities	(465,247)	(409,068)	1,409,338	57,837	37,271	630,131

Long-term liabilities:
Long-term debt due after one year	—	1,309,611	(10,380)	500	746	1,300,477
Deferred income taxes	—	(6)	251,924	(5,874)	—	246,044
Accrued liabilities	—	—	92,069	873	—	92,942
Total long-term liabilities	—	1,309,605	333,613	(4,501)	746	1,639,463
Total shareholders' equity	2,164,430	2,813,786	3,421,478	1,264,014	(7,470,850)	2,192,858
	$1,699,183	$3,714,323	$5,164,429	$1,317,350	$(7,432,833)	$4,462,452

Condensed Consolidating Statement of Cash Flows

Year Ended May 31, 2015 (in thousands)	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Cash flows from operating activities:
Net income	$430,618	$134,861	$281,160	$17,001	$(433,022)	$430,618
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	—	87,186	43,013	10,425	—	140,624
Amortization of intangible assets	—	13,972	60	426	—	14,458
Stock-based compensation	47,002	—	—	—	—	47,002
Gain on sale of Storage	—	(31,113)	—	(7,460)	—	(38,573)
Gain on deconsolidation of Shredding	—	(4,952)	—	—	—	(4,952)
Gain on sale of stock of an equity method investment	—	—	(21,739)	—	—	(21,739)
Loss on investment in Shred-it Partnership	—	8,142	—	661	—	8,803
Deferred income taxes	—	67	18,565	2,234	—	20,866
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	—	4,370	(7,095)	1,282	—	(1,443)
Inventories, net	—	22,405	(405)	(487)	2,272	23,785
Uniforms and other rental items in service	—	(24,351)	(5,006)	(2,764)	127	(31,994)
Prepaid expenses and other current assets	—	(345)	(2,740)	(117)	—	(3,202)
Accounts payable	—	(322,461)	289,110	(98)	4	(33,445)
Accrued compensation and related liabilities	—	3,171	1,400	(1,337)	—	3,234
Accrued liabilities and other	—	(15,829)	42,551	6,322	22	33,066
Income taxes, current	—	358	(6,155)	(1,035)	—	(6,832)
Net cash provided by (used in) operating activities	477,620	(124,519)	632,719	25,053	(430,597)	580,276

Cash flows from investing activities:
Capital expenditures	—	(110,658)	(92,600)	(14,462)	—	(217,720)
Proceeds from redemption of marketable securities	—	—	—	161,938	—	161,938
Purchase of marketable securities and investments	—	(1,827)	38,731	(179,130)	(53,245)	(195,471)
Proceeds from Storage Transactions, net of cash contributed	—	93,387	—	65,041	—	158,428
Proceeds from Shredding Transaction, net of cash contributed	—	3,344	—	—	—	3,344
Proceeds from sale of stock of an equity method investment	—	—	29,933	—	—	29,933
Dividends received on equity method investment	—	—	5,247	—	—	5,247
Dividends received on Shred-it Partnership investment	—	113,400	—	—	—	113,400
Acquisitions of businesses, net of cash acquired	—	(15,495)	—	—	—	(15,495)
Other	235,951	42,199	(764,336)	3,705	483,864	1,383
Net cash provided by (used in) investing activities	235,951	124,350	(783,025)	37,092	430,619	44,987

Cash flows from financing activities:
Proceeds from the issuances of debt	—	—	(2,615)	2,615	—	—
Repayment of debt	—	(1,178)	2,962	(2,280)	(22)	(518)
Proceeds from exercise of stock-based compensation awards	40,230	—	—	—	—	40,230
Dividends paid	(201,831)	—	—	(60)	—	(201,891)
Repurchase of common stock	(551,970)	—	—	—	—	(551,970)
Other	—	1,952	(363)	—	—	1,589
Net cash (used in) provided by financing activities	(713,571)	774	(16)	275	(22)	(712,560)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(8,918)	—	(8,918)
Net increase (decrease) in cash and cash equivalents	—	605	(150,322)	53,502	—	(96,215)
Cash and cash equivalents at beginning of year	—	73,540	399,525	40,223	—	513,288
Cash and cash equivalents at end of year	$—	$74,145	$249,203	$93,725	$—	$417,073

Condensed Consolidating Statement of Cash Flows

Year Ended May 31, 2014 (in thousands)	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Cash flows from operating activities:
Net income	$374,442	$162,263	$205,009	$20,809	$(388,081)	$374,442
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	—	110,100	44,856	13,264	—	168,220
Amortization of intangible assets	—	20,547	153	1,942	—	22,642
Stock-based compensation	29,875	—	—	—	—	29,875
(Gain) loss on deconsolidation of Shredding	—	(111,661)	—	5,220	—	(106,441)
Gain on investment in Shred-it Partnership	—	(1,850)	—	(150)	—	(2,000)
Shredding Transaction asset impairment charge	—	—	16,143	—	—	16,143
Shredding Transaction costs	—	—	26,057	—	—	26,057
Deferred income taxes	—	(2)	47,373	(262)	—	47,109
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	—	(53,053)	(1,300)	(1,878)	—	(56,231)
Inventories, net	—	(14,735)	4,839	450	(1,616)	(11,062)
Uniforms and other rental items in service	—	(11,004)	557	(973)	(15)	(11,435)
Prepaid expenses and other current assets	—	(386)	(1,844)	53	—	(2,177)
Accounts payable	—	25,573	23,246	(18,374)	1	30,446
Accrued compensation and related liabilities	—	5,778	4,947	206	—	10,931
Accrued liabilities and other	—	50,008	4,897	(689)	21	54,237
Income taxes, current	—	2,621	9,902	2,690	—	15,213
Net cash provided by operating activities	404,317	184,199	384,835	22,308	(389,690)	605,969

Cash flows from investing activities:
Capital expenditures	—	(123,978)	(9,591)	(12,011)	—	(145,580)
Proceeds from redemption of marketable securities	—	—	5,659	48,537	—	54,196
Purchase of marketable securities and investments	—	(151,063)	(242,956)	(48,387)	378,548	(63,858)
Proceeds from Shredding Transaction, net of cash contributed	—	180,000	—	(641)	—	179,359
Acquisitions of businesses, net of cash acquired	—	(13,199)	—	(20,242)	—	(33,441)
Other	13,783	(50,446)	8,108	12,173	11,163	(5,219)
Net cash provided by (used in) investing activities	13,783	(158,686)	(238,780)	(20,571)	389,711	(14,543)

Cash flows from financing activities:
Proceeds from the issuance of debt	—	—	(2,445)	2,445	—	—
Repayment of debt	—	(8,436)	(106)	376	(21)	(8,187)
Proceeds from exercise of stock-based compensation awards	41,902	—	—	—	—	41,902
Dividends paid	(93,293)	—	—	(27)	—	(93,320)
Repurchase of common stock	(370,599)	—	—	—	—	(370,599)
Other	3,890	1,952	8,951	(14,324)	—	469
Net cash (used in) provided by financing activities	(418,100)	(6,484)	6,400	(11,530)	(21)	(429,735)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(676)	—	(676)
Net increase (decrease) in cash and cash equivalents	—	19,029	152,455	(10,469)	—	161,015
Cash and cash equivalents at beginning of year	—	54,511	247,070	50,692	—	352,273
Cash and cash equivalents at end of year	$—	$73,540	$399,525	$40,223	$—	$513,288

Condensed Consolidating Statement of Cash Flows

Year Ended May 31, 2013 (in thousands)	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Cash flows from operating activities:
Net income	$315,442	$98,748	$216,727	$32,793	$(348,268)	$315,442
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	—	16,647	135,345	13,672	—	165,664
Amortization of intangible assets	—	21,077	200	2,436	—	23,713
Stock-based compensation	23,310	—	—	—	—	23,310
Deferred income taxes	—	—	53,916	(5,893)	—	48,023
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	—	(25,206)	(15,326)	(2,172)	—	(42,704)
Inventories, net	—	9,034	(5,292)	626	6,629	10,997
Uniforms and other rental items in service	—	(26,364)	(11,590)	(4,077)	(2,148)	(44,179)
Prepaid expenses and other current assets	—	507	(3,620)	(168)	—	(3,281)
Accounts payable	—	(55,802)	75,034	5,794	(3)	25,023
Accrued compensation and related liabilities	—	(9,206)	(3,977)	22	—	(13,161)
Accrued liabilities and other	—	(5,416)	38,099	(829)	19	31,873
Income taxes, current	—	1,110	206	10,712	—	12,028
Net cash provided by operating activities	338,752	25,129	479,722	52,916	(343,771)	552,748

Cash flows from investing activities:
Capital expenditures	—	(39,975)	(131,208)	(25,303)	—	(196,486)
Proceeds from redemption of marketable securities	—	—	13,899	147,579	—	161,478
Purchase of marketable securities and investments	—	(683)	(31,075)	(158,378)	11,672	(178,464)
Acquisitions of businesses, net of cash acquired	—	(67,431)	112	(2,051)	—	(69,370)
Other	(60,918)	58,589	(315,519)	(15,609)	332,118	(1,339)
Net cash used in investing activities	(60,918)	(49,500)	(463,791)	(53,762)	343,790	(284,181)

Cash flows from financing activities:
Proceeds from the issuance of debt	—	250,000	638	(638)	—	250,000
Repayment of debt	—	(225,866)	445	(196)	(19)	(225,636)
Proceeds from exercise of stock-based compensation awards	14,807	—	—	—	—	14,807
Dividends paid	(79,723)	—	—	(21)	—	(79,744)
Repurchase of common stock	(215,681)	—	—	—	—	(215,681)
Other	2,763	(3,989)	769	653	—	196
Net cash (used in) provided by financing activities	(277,834)	20,145	1,852	(202)	(19)	(256,058)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(61)	—	(61)
Net (decrease) increase in cash and cash equivalents	—	(4,226)	17,783	(1,109)	—	12,448
Cash and cash equivalents at beginning of year	—	58,737	229,287	51,801	—	339,825
Cash and cash equivalents at end of year	$—	$54,511	$247,070	$50,692	$—	$352,273

19.  Subsequent Events
On June 29, 2015, Cintas entered into an agreement to acquire the shares of an entity for approximately $130 million in cash consideration. The entity will operate within the First Aid, Safety and Fire Protection Services operating segment and is expected to have annual revenues between $110 million and $120 million. The transaction is pending regulatory approval. The transaction is expected to close in the first quarter of fiscal 2016.
On July 15, 2015, Cintas announced that it entered into a definitive agreement to sell its investment in the Shred-it Partnership to Stericycle, Inc. (Nasdaq: SRCL), a global business to business compliance solutions provider specializing in complex and highly regulated arenas, for consideration of approximately $550 million to $600 million before taxes. The transaction is expected to close in the second quarter of fiscal 2016, subject to obtaining regulatory approvals and satisfaction of other customary closing conditions. Upon closing of the transaction, the Shred-it Partnership will become a wholly owned subsidiary of Stericycle.

Item 9.  Changes in and Disagreements with
Accountants on Accounting and Financial Disclosure
None.

Item 9A.  Controls and Procedures
Disclosure Controls and Procedures
With the participation of Cintas' management, including Cintas' Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, Cintas has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of May 31, 2015. Based on such evaluation, Cintas' management, including Cintas' Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, have concluded that Cintas' disclosure controls and procedures were effective as of May 31, 2015, in ensuring (i) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is accumulated and communicated to Cintas' management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Internal Control over Financial Reporting
Management's Report on Internal Control over Financial Reporting and the Report of Ernst & Young LLP, Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this Annual Report on Form 10-K and are incorporated by reference herein.
There were no changes in Cintas' internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended May 31, 2015, that have materially affected, or are reasonably likely to materially affect, Cintas' internal control over financial reporting.

Item 9B.  Other Information
None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance
The information required under this item is incorporated herein by reference to the material contained in Cintas' definitive proxy statement for the 2015 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the close of the fiscal year (the "Proxy Statement").

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
The following table provides information about Cintas' common stock that may be issued under Cintas' equity compensation plans as of May 31, 2015.
Equity Compensation Plan Information

Plan category	Number of shares to be issued upon exercise of outstanding options (1)	Weighted average exercise price of outstanding options (1)	Number of shares remaining available for future issuance under equity compensation plans

Equity compensation plans approved by shareholders	7,835,570	$51.59	9,281,640
Equity compensation plans not approved by shareholders	—	—	—
Total	7,835,570	$51.59	9,281,640

(1) Excludes 2,210,113 unvested restricted stock units.

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

For each of the three years in the period ended May 31, 2015.

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

10.14	*	President and CEO Executive Compensation Plan (Incorporated by reference to Cintas' Form 10-K for the year ended May 31, 2005.)

10.15	*	2006 Executive Incentive Plan (Incorporated by reference to Cintas' Form 10-K for the year ended May 31, 2005.)

10.16	*	2005 Equity Compensation Plan (Incorporated by reference to Cintas' Definitive Proxy Statement on Schedule 14A filed on September 1, 2005.)

10.17	*	Criteria for Performance Evaluation of the President and CEO (Incorporated by reference to Cintas' Form 10-K for the year ended May 31, 2006.)

10.18	*	2007 Executive Incentive Plan (Incorporated by reference to Cintas' Form 10-K for the year ended May 31, 2006.)

10.19	*	Amendment No. 1 to 2005 Equity Compensation Plan (Incorporated by reference to Cintas' Form 10-K for the year ended May 31, 2011.)

10.20	*	Form of Restricted Stock Agreement (Incorporated by reference to Cintas' Form 10-K for the year ended May 31, 2011.)

10.21	*	Amendment No. 2 to Cintas Corporation 2005 Equity Compensation Plan (Incorporated by reference to Cintas' Form 8-K dated July 27, 2012.)

10.22	*	Form of Restricted Stock Agreement (Incorporated by reference to Cintas' Form 8-K dated July 27, 2012.)

10.23	*	Amendment No. 3 to Cintas Corporation 2005 Equity Compensation Plan (Incorporated by reference to Exhibit 10.4 to Cintas' Form 8-K dated October 23, 2013.)

10.24	*	Amendment No. 4 to Cintas Corporation 2005 Equity Compensation Plan (Incorporated by reference to Exhibit 10.5 to Cintas' Current Report on Form 8-K dated October 22, 2014.)

10.25	*	Cintas Corporation Management Incentive Plan (Incorporated by reference to Exhibit 10.5 to Cintas' Form 8-K dated October 23, 2013.)

14		Code of Ethics (Incorporated by reference to Cintas' Form 10-K for the year ended May 31, 2004.)

21	**	Subsidiaries of the Registrant

23	**	Consent of Independent Registered Public Accounting Firm

31.1	**	Certification of Principal Executive Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	**	Certification of Principal Financial Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	**	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. § 1350

32.2	**	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. § 1350

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Taxonomy Extension Schema Document

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management compensatory contracts

**	Filed herewith

***	Certain exhibits and schedules have been omitted and Cintas agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted exhibits upon request.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINTAS CORPORATION

By:	/s/	Scott D. Farmer
Scott D. Farmer Chief Executive Officer

DATE SIGNED: July 30, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Capacity	Date

/s/	Robert J. Kohlhepp Robert J. Kohlhepp	Chairman of the Board of Directors	July 30, 2015

/s/	Scott D. Farmer Scott D. Farmer	Chief Executive Officer and Director (Principal Executive Officer)	July 30, 2015

/s/	Ronald W. Tysoe Ronald W. Tysoe	Director	July 30, 2015

/s/	John F. Barrett John F. Barrett	Director	July 30, 2015

/s/	James J. Johnson James J. Johnson	Director	July 30, 2015

/s/	J. Michael Hansen J. Michael Hansen	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	July 30, 2015

Cintas Corporation
Schedule II — Valuation and Qualifying Accounts and Reserves

		Additions
(In thousands)	Balance at Beginning of Year	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts	(3) Deductions	Balance at End of Year

Allowance for Doubtful Accounts
May 31, 2013	$17,017	$2,804	$202	$4,168	$15,855
May 31, 2014	$15,855	$5,607	$(2,965)	$3,591	$14,906
May 31, 2015	$14,906	$5,718	$(738)	$4,212	$15,674

Reserve for Obsolete Inventory
May 31, 2013	$29,376	$4,041	$(2,223)	$1,707	$29,487
May 31, 2014	$29,487	$3,147	$(144)	$1,817	$30,673
May 31, 2015	$30,673	$3,278	$(364)	$2,880	$30,707

(1)
Represents amounts charged to expense to increase reserve for estimated future bad debts or to increase reserve for obsolete inventory. Amounts related to inventory are computed by performing a thorough analysis of future marketability by specific inventory item as well as an estimate based on Cintas' historical rates of obsolescence.

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

10.14	*	President and CEO Executive Compensation Plan (Incorporated by reference to Cintas' Form 10-K for the year ended May 31, 2005.)

10.15	*	2006 Executive Incentive Plan (Incorporated by reference to Cintas' Form 10-K for the year ended May 31, 2005.)

10.16	*	2005 Equity Compensation Plan (Incorporated by reference to Cintas' Definitive Proxy Statement on Schedule 14A filed on September 1, 2005.)

10.17	*	Criteria for Performance Evaluation of the President and CEO (Incorporated by reference to Cintas' Form 10-K for the year ended May 31, 2006.)

10.18	*	2007 Executive Incentive Plan (Incorporated by reference to Cintas' Form 10-K dated May 31, 2006.)

10.19	*	Amendment No. 1 to 2005 Equity Compensation Plan (Incorporated by reference to Cintas' Form 10-K for the year ended May 31, 2011.)

10.20	*	Form of Restricted Stock Agreement (Incorporated by reference to Cintas' Form 10-K for the year ended May 31, 2011.)

10.21	*	Amendment No. 2 to Cintas Corporation 2005 Equity Compensation Plan (Incorporated by reference to Cintas' Form 8-K dated July 27, 2012.)

10.22	*	Form of Restricted Stock Agreement (Incorporated by reference to Cintas' Form 8-K dated July 27, 2012.)

10.23	*	Amendment No. 3 to Cintas Corporation 2005 Equity Compensation Plan (Incorporated by reference to Exhibit 10.4 to Cintas' Form 8-K dated October 23, 2013.)

10.24	*	Amendment No. 4 to Cintas Corporation 2005 Equity Compensation Plan (Incorporated by reference to Exhibit 10.5 to Cintas' Form 8-K dated October 22, 2014.)

10.25	*	Cintas Corporation Management Incentive Plan (Incorporated by reference to Exhibit 10.5 to Cintas' Form 8-K dated October 23, 2013.)

14		Code of Ethics (Incorporated by reference to Cintas' Form 10-K for the year ended May 31, 2004.)

21	**	Subsidiaries of the Registrant

23	**	Consent of Independent Registered Public Accounting Firm

31.1	**	Certification of Principal Executive Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	**	Certification of Principal Financial Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	**	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. § 1350

32.2	**	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. § 1350

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Taxonomy Extension Schema Document

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management compensatory contracts

**	Filed herewith

***	Certain exhibits and schedules have been omitted and Cintas agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted exhibits upon request.