Form 10-Q
period 2015-08-31
CINTAS CORP
filed 2015-10-09
CIK 723254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2015

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
Non-Accelerated Filer          (Do not check if a smaller reporting company)

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      No     ✓

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding September 30, 2015
Common Stock, no par value	107,959,511

CINTAS CORPORATION

CINTAS CORPORATION
ITEM 1. FINANCIAL STATEMENTS.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
(In thousands except per share data)

	Three Months Ended
	August 31, 2015	August 31, 2014
Revenue:
Uniform rental and facility services	$938,408	$873,698
Other	260,482	228,379
	1,198,890	1,102,077
Costs and expenses:
Cost of uniform rental and facility services	518,503	490,675
Cost of other	156,243	133,456
Selling and administrative expenses	338,637	314,458

Operating income	185,507	163,488

Gain on sale of stock of an equity method investment	—	21,739

Interest income	(119)	(53)
Interest expense	16,412	16,583

Income before income taxes	169,214	168,697
Income taxes	63,016	62,792
Income from continuing operations	106,198	105,905
(Loss) income from discontinued operations, net of tax benefit of $3,419 and tax expense of $2,991, respectively	(6,017)	4,203
Net income	$100,181	$110,108

Basic earnings (loss) per share:
Continuing operations	$0.94	$0.90
Discontinued operations	(0.05)	0.04
Basic earnings per share	$0.89	$0.94

Diluted earnings (loss) per share:
Continuing operations	$0.93	$0.89
Discontinued operations	(0.05)	0.04
Diluted earnings per share	$0.88	$0.93

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended
	August 31, 2015	August 31, 2014

Net income	$100,181	$110,108

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(12,013)	(2,115)
Change in fair value of derivatives	—	17
Amortization of interest rate lock agreements	488	488
Change in fair value of available-for-sale securities	(8)	—

Other comprehensive loss	(11,533)	(1,610)

Comprehensive income	$88,648	$108,498

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands except share data)

	August 31, 2015	May 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$146,860	$417,073
Marketable securities	53,354	16,081
Accounts receivable, net	531,127	496,130
Inventories, net	240,046	226,211
Uniforms and other rental items in service	537,120	534,005
Income taxes, current	—	936
Assets held for sale	194,275	21,341
Prepaid expenses and other current assets	31,170	24,030
Total current assets	1,733,952	1,735,807

Property and equipment, at cost, net	896,786	871,421

Investments	123,494	329,692
Goodwill	1,272,503	1,195,612
Service contracts, net	75,306	42,434
Other assets, net	20,908	17,494
	$4,122,949	$4,192,460

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$131,956	$109,607
Accrued compensation and related liabilities	53,018	88,423
Accrued liabilities	294,845	309,935
Income taxes, current	47,640	—
Deferred tax liability	103,410	112,389
Deferred tax liability associated with the investment in Shred-it	78,457	704
Long-term debt due within one year	250,000	—
Total current liabilities	959,326	621,058

Long-term liabilities:
Long-term debt due after one year	1,050,000	1,300,000
Deferred income taxes	148,793	226,938
Accrued liabilities	116,161	112,009
Total long-term liabilities	1,314,954	1,638,947

Shareholders’ equity:
Preferred stock, no par value:	—	—
100,000 shares authorized, none outstanding
Common stock, no par value:	387,314	329,248
425,000,000 shares authorized
FY 2016: 179,023,676 issued and 110,021,667 outstanding
FY 2015: 178,117,334 issued and 111,702,949 outstanding
Paid-in capital	148,275	157,183
Retained earnings	4,327,807	4,227,620
Treasury stock:	(2,994,723)	(2,773,125)
FY 2016: 69,002,009 shares
FY 2015: 66,414,385 shares
Accumulated other comprehensive loss	(20,004)	(8,471)
Total shareholders’ equity	1,848,669	1,932,455
	$4,122,949	$4,192,460
See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	August 31, 2015	August 31, 2014
Cash flows from operating activities:
Net income	$100,181	$110,108
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	36,165	35,448
Amortization of intangible assets	3,603	4,206
Stock-based compensation	23,917	12,280
Gain on sale of Storage Assets	(4,843)	—
Loss on investment in Shred-it Partnership	14,516	—
Gain on deconsolidation of Shredding	—	(6,619)
Gain on sale of stock of an equity method investment	—	(21,739)
Deferred income taxes	5,632	2,108
Change in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(19,255)	8,222
Inventories, net	(8,109)	1,377
Uniforms and other rental items in service	(4,939)	(7,112)
Prepaid expenses and other current assets	(6,024)	(5,884)
Accounts payable	15,531	(1,325)
Accrued compensation and related liabilities	(35,579)	(41,262)
Accrued liabilities and other	(26,253)	10,384
Income taxes, current	48,540	48,009
Net cash provided by operating activities	143,083	148,201

Cash flows from investing activities:
Capital expenditures	(62,631)	(68,050)
Proceeds from redemption of marketable securities	152,907	—
Purchase of marketable securities and investments	(196,020)	(6,981)
Proceeds from sale of Storage Assets	24,395	—
Proceeds from Shredding Transaction, net of cash contributed	—	3,344
Proceeds from sale of stock of an equity method investment	—	29,933
Dividends received on equity method investment	—	5,247
Acquisitions of businesses, net of cash acquired	(121,434)	(2,328)
Other, net	921	16
Net cash used in investing activities	(201,862)	(38,819)

Cash flows from financing activities:
Repayment of debt	(16)	(180)
Proceeds from exercise of stock-based compensation awards	11,844	13,623
Repurchase of common stock	(221,598)	(61,439)
Other, net	51	6,798
Net cash used in financing activities	(209,719)	(41,198)

Effect of exchange rate changes on cash and cash equivalents	(1,715)	(19)

Net (decrease) increase in cash and cash equivalents	(270,213)	68,165

Cash and cash equivalents at beginning of period	417,073	513,288

Cash and cash equivalents at end of period	$146,860	$581,453
 See accompanying notes.

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1.             Basis of Presentation

The consolidated condensed financial statements of Cintas Corporation (Cintas, the Company, we, us or our) included herein have been prepared by Cintas, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations.  While we believe that the disclosures are adequately presented, it is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2015. A summary of our significant accounting policies is presented beginning on page 37 of that report. There have been no material changes in the accounting policies followed by Cintas during the current fiscal year other than the adoption of new accounting pronouncements discussed in Note 2.  Additionally, see Note 12 entitled Segment Information for discussion of change in reportable operating segments in the first quarter of fiscal 2016.

Interim results are subject to variations and are not necessarily indicative of the results of operations for a full fiscal year. In the opinion of management, adjustments (which include only normal recurring adjustments) necessary for a fair statement of the consolidated results of the interim periods shown have been made.

Effective August 31, 2015, Cintas' investment in the Shred-it Partnership (Shred-it) is classified as held for sale and as a discontinued operations for all periods presented as a result of entering into a definitive agreement on July 15, 2015 to sell its investment in Shred-it. During fiscal 2015, Cintas sold its document imaging and retention services (Storage) business and, as a result, its operations are also classified as discontinued operations for all periods presented. See Note 13 entitled Discontinued Operations for more information.

As disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2015, inventories are valued at the lower of cost (first-in, first-out) or market. Inventory is comprised of the following amounts at:

(In thousands)	August 31, 2015	May 31, 2015

Raw materials	$17,783	$16,935
Work in process	18,285	17,079
Finished goods	203,978	192,197
	$240,046	$226,211

2.             New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, ‘‘Revenue from Contracts with Customers (Topic 606),’’ to clarify revenue recognition principles. This guidance is intended to improve disclosure requirements and enhance the comparability of revenue recognition practices. Improved disclosures under the amended guidance relate to the nature, amount, timing and uncertainty of revenue that is recognized from contracts with customers. This guidance will be effective for reporting periods beginning after December 15, 2017 and will be required to be applied retrospectively. Early application of the amendments in this update is not permitted. Cintas is currently evaluating the impact that ASU 2014-09 will have on its consolidated condensed financial statements.

In April 2014, the FASB issued ASU 2014-08, “ Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,”  which amended accounting guidance related to the reporting of discontinued operations and disclosures of disposals of components of an entity. The amended guidance changes the thresholds for disposals to qualify as discontinued operations and requires additional disclosures. This guidance is effective for reporting periods beginning after December 15, 2014 and is required to be applied prospectively.  Cintas has adopted ASU 2014-08 during the quarter ended August 31, 2015 and has applied this amended accounting guidance to its investment in Shred-it and will apply it to future transactions, as appropriate.

No other new accounting pronouncement recently issued or newly effective had or is expected to have a material impact on the Consolidated Condensed Financial Statements.

3.             Fair Value Measurements

All financial instruments that are measured at fair value on a recurring basis (at least annually) have been classified within the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the consolidated balance sheet date. These financial instruments measured at fair value on a recurring basis are summarized below:

	As of August 31, 2015
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$146,860	$—	$—	$146,860
Marketable securities:
Canadian treasury securities	—	53,354	—	53,354
Total assets at fair value	$146,860	$53,354	$—	$200,214

	As of May 31, 2015
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$417,073	$—	$—	$417,073
Marketable securities:
Canadian treasury securities	—	16,081	—	16,081
Total assets at fair value	$417,073	$16,081	$—	$433,154

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

The types of financial instruments Cintas classifies within Level 2 are primarily Canadian treasury securities (federal). The valuation technique used for Cintas’ marketable securities classified within Level 2 of the fair value hierarchy is primarily the market approach. The primary inputs to value Cintas’ marketable securities are the respective instrument's future cash flows based on its stated yield and the amount a market participant would pay for a similar instrument. Primarily all of Cintas’ marketable securities are actively traded and the recorded fair value reflects current market conditions. However, due to the inherent volatility in the investment market, there is at least a possibility that recorded investment values may change in the near term.

The funds invested in Canadian treasury securities are not presently expected to be repatriated, but instead are expected to be invested indefinitely in foreign subsidiaries. Interest, realized gains and losses and declines in value determined to be other than temporary on available-for-sale securities are included in interest income or expense. The cost of the securities sold is based on the specific identification method. The amortized cost basis of marketable securities as of August 31, 2015 and May 31, 2015 was $53.4 million and $16.1 million, respectively. All outstanding marketable securities at August 31, 2015 and May 31, 2015 had contractual maturities due within one year.

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
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis as required under GAAP. The Company's acquisition of ZEE Medical was recorded at fair value. See Note 9 entitled Acquisitions for additional information on the preliminary measurement of the ZEE Medical assets acquired.

4.             Investments

Investments at August 31, 2015 of $123.5 million include equity method investments of $14.6 million, the cash surrender value of insurance policies of $106.7 million and cost method investments of $2.2 million. Investments at May 31, 2015 of $329.7 million include the cash surrender value of insurance policies of $101.8 million, equity method investments of $225.7 million and cost method investments of $2.2 million.

Effective August 31, 2015, Cintas' investment in the Shred-it is classified as discontinued operations as a result of Cintas entering into a definitive agreement to sell its investment. Cintas' investment in Shred-it is classified as held for sale on the consolidated balance sheet at August 31, 2015. As allowed under applicable accounting guidance, the May 31, 2015 consolidated balance sheet amounts for these assets and liabilities remain in their natural classifications. See Note 13 entitled Discontinued Operations and Note 15 entitled Subsequent Event for additional information.

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

Investments are evaluated for impairment on an annual basis or when indicators of impairment exist. For the three months ended August 31, 2015 and 2014, no losses due to impairment were recorded.

5.             Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations using the two-class method for amounts attributable to Cintas’ common shares:

	Three Months Ended
(In thousands except per share data)	August 31, 2015	August 31, 2014

Basic Earnings per Share from Continuing Operations
Income from continuing operations	$106,198	$105,905
Less: income from continuing operations allocated to participating securities	1,742	591
Income from continuing operations available to common shareholders	$104,456	$105,314
Basic weighted average common shares outstanding	110,597	116,659

Basic earnings per share from continuing operations	$0.94	$0.90

	Three Months Ended
(In thousands except per share data)	August 31, 2015	August 31, 2014

Diluted Earnings per Share from Continuing Operations
Income from continuing operations	$106,198	$105,905
Less: income from continuing operations allocated to participating securities	1,742	591
Income from continuing operations available to common shareholders	$104,456	$105,314
Basic weighted average common shares outstanding	110,597	116,659
Effect of dilutive securities – employee stock options	1,632	1,371
Diluted weighted average common shares outstanding	112,229	118,030

Diluted earnings per share from continuing operations	$0.93	$0.89

Basic and diluted loss per share from discontinued operations were $(0.05) for the three months ended August 31, 2015. Basic and diluted earnings per share from discontinued operations were $0.04 for the three months ended August 31, 2014.

For the three months ended August 31, 2015 and 2014, options granted to purchase 0.5 million and 0.6 million shares of Cintas common stock, respectively, were excluded from the computation of diluted earnings per share. The exercise prices of these options were greater than the average market price of the common stock (anti-dilutive).

On January 13, 2015, we announced that the Board of Directors authorized a $500.0 million share buyback program, which does not have an expiration date. For the three months ended August 31, 2015, we purchased 2.4 million shares of Cintas common stock at an average price of $85.65 per share for a total purchase price of $202.5 million. In the period subsequent to August 31, 2015 through October 9, 2015, we purchased 2.1 million shares of Cintas common stock for a total purchase price of $180.4 million. The January 13, 2015 share buyback program was completed in the period subsequent to August 31, 2015. From the inception of the January 13, 2015 share buyback program through September 2015, Cintas purchased a total of 5.9 million shares of Cintas common stock at an average price of $84.07 per share for a total purchase price of $500.0 million. On August 4, 2015, we announced that the Board of Directors authorized a new $500.0 million share buyback program. Under the August 4, 2015 share buyback program, Cintas purchased 1.4 million shares of Cintas common stock for a total purchase price of $120.0 million during the period subsequent to August 31, 2015 through October 9, 2015. In addition, for the three months ended August 31, 2015, Cintas acquired 0.2 million shares of Cintas common stock for employee payroll taxes due on restricted stock awards that vested during the three months ended August 31, 2015. These shares were acquired at an average price of $85.54 per share for a total purchase price of $19.1 million.

6.             Goodwill, Service Contracts and Other Assets

Effective June 1, 2015, Cintas realigned its organizational structure and updated its reportable operating segments in light of certain changes in its business including the acquisition of Zee Medical. Cintas’ updated reportable operating segments are Uniform Rental and Facility Services and First Aid and Safety Services. The remainder of Cintas’ business, which consists primarily of Fire Protection Services and our Direct Sale business are included in All Other. For additional information regarding Cintas’ realignment and reportable operating segment determination, see Note 12 entitled Segment Information.

As a result of Cintas’ segment realignment, the composition of Cintas’ reporting units for the evaluation of goodwill impairment also changed. Historically, Cintas’ reporting units were the same as the reportable operating segments, Rental Uniforms and Ancillary Products, Uniform Direct Sales and First Aid, Safety and Fire Protection Services. Effective June 1, 2015, Cintas identified four reporting units for purposes of evaluating goodwill impairment, Uniform Rental and Facility Services, First Aid and Safety Services, Fire Protection Services and Uniform Direct Sale. As a result of the change in reporting units, Cintas was required to perform an interim impairment test on Goodwill at June 1, 2015.  There was no impairment recorded as a result of the interim impairment test for the three months ended August 31, 2015.

As the composition of the reporting units changed, the Company allocated historical goodwill to the new reporting units based on a relative fair value allocation approach. The relative fair value allocation approach yielded the following allocation of total goodwill: Uniform Rental and Facility Services reportable operating segment goodwill of $943.9 million, First Aid and Safety Services reportable operating segment goodwill of $155.0 million and All Other goodwill of $96.7 million.

Changes in the carrying amount of goodwill and service contracts for the three months ended August 31, 2015, by reportable operating segment and all other, are as follows:

Goodwill (in thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Total

Balance as of June 1, 2015	$943,909	$154,954	$96,749	$1,195,612
Goodwill acquired	—	77,630	54	77,684
Foreign currency translation	(757)	—	(36)	(793)
Balance as of August 31, 2015	$943,152	$232,584	$96,767	$1,272,503

Service Contracts (in thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Total

Balance as of June 1, 2015	$6,677	$1,576	$34,181	$42,434
Service contracts acquired	—	34,970	940	35,910
Service contracts amortization	(1,088)	(439)	(1,511)	(3,038)
Balance as of August 31, 2015	$5,589	$36,107	$33,610	$75,306

Information regarding Cintas’ service contracts and other assets is as follows:

	As of August 31, 2015
(In thousands)	Carrying Amount	Accumulated Amortization	Net

Service contracts	$375,647	$300,341	$75,306

Noncompete and consulting agreements	$42,290	$40,483	$1,807
Other	27,013	7,912	19,101
Total other assets	$69,303	$48,395	$20,908

	As of May 31, 2015
(In thousands)	Carrying Amount	Accumulated Amortization	Net

Service contracts	$340,816	$298,382	$42,434

Noncompete and consulting agreements	$41,828	$40,379	$1,449
Other	23,595	7,550	16,045
Total other assets	$65,423	$47,929	$17,494

Amortization expense for continuing operations was $3.6 million and $3.5 million for the three months ended August 31, 2015 and 2014, respectively. Estimated amortization expense for continuing operations, excluding any future acquisitions, for each of the next five full fiscal years is $14.6 million, $11.2 million, $10.3 million, $9.6 million and $9.2 million, respectively.

7.             Debt, Derivatives and Hedging Activities

Cintas' senior notes are recorded at cost. The fair value of the senior notes is estimated using Level 2 inputs based on general market prices. The carrying value and fair value of Cintas' senior notes as of August 31, 2015 were $1,300.0 million and $1,415.1 million, respectively, and as of May 31, 2015 were $1,300.0 million and $1,418.6 million, respectively.

Cintas’ commercial paper program has a capacity of $300.0 million that is fully supported by a backup revolving credit facility through a credit agreement with its banking group. This revolving credit facility has an accordion feature that allows for a maximum borrowing capacity of $450.0 million and has a maturity date of May 28, 2019. No commercial paper or borrowings on our revolving credit facility were outstanding as of August 31, 2015 or May 31, 2015.

Cintas used interest rate lock agreements to hedge against movements in the treasury rates at the time Cintas issued its senior notes in fiscal 2007, fiscal 2008, fiscal 2011 and fiscal 2013. The amortization of the cash flow hedges resulted in an increase to other comprehensive income of $0.5 million for the three months ended August 31, 2015 and 2014.

To hedge the exposure of movements in the foreign currency rates, Cintas may use foreign currency hedges. These hedges reduce the impact on cash flows from movements in the foreign currency exchange rates. Examples of foreign currency hedge instruments that Cintas may use are average rate options and forward contracts. Cintas had no foreign currency forward contracts as of August 31, 2015.

Cintas has certain covenants related to debt agreements. These covenants limit Cintas’ ability to incur certain liens, to engage in sale-leaseback transactions and to merge, consolidate or sell all or substantially all of Cintas’ assets. These covenants also require Cintas to maintain certain debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) and interest coverage ratios. Cross-default provisions exist between certain debt instruments. Cintas was in compliance with all debt covenants for all periods presented. If a default of a significant covenant were to occur, the default could result in an acceleration of the maturity of the indebtedness, impair liquidity and limit the ability to raise future capital.

8.             Income Taxes

In the normal course of business, Cintas provides for uncertain tax positions and the related interest, and adjusts its unrecognized tax benefits and accrued interest accordingly. During the three months ended August 31, 2015, unrecognized tax benefits increased by approximately $0.5 million and accrued interest increased by less than $0.1 million.

All U.S. federal income tax returns are closed to audit through fiscal 2011. Cintas is currently in advanced stages of various audits in certain foreign jurisdictions and certain domestic states. The years under foreign and domestic state audits cover fiscal years back to 2009. Based on the resolution of the various audits and other potential regulatory developments, it is reasonably possible that the balance of unrecognized tax benefits will decrease by $3.4 million for the fiscal year ending May 31, 2016.

The majority of Cintas' operations are in North America. Cintas is required to file federal income tax returns, as well as state income tax returns in a majority of the domestic states and also in certain Canadian provinces. At times, Cintas is subject to audits in these jurisdictions. The audits, by nature, are sometimes complex and can require several years to resolve. The final resolution of any such tax audit could result in either a reduction in Cintas' accruals or an increase in its income tax provision, either of which could have an impact on the consolidated condensed results of operation in any given period.

9.             Acquisitions

On August 1, 2015, the Company acquired all of the shares of ZEE Medical, Inc. for acquisition-date fair value consideration of $134.0 million, consisting of cash of $120.6 million and contingent consideration subject to certain holdback provisions of $13.4 million. ZEE Medical will operate within the First Aid and Safety Services reportable operating segment. This acquisition expands our footprint in van delivered first aid, safety, training and emergency products and allows us to serve an even greater number of customers in North America.

The table below summarizes the preliminary purchase price allocation of ZEE Medical as determined by valuation specialists engaged and overseen by management. Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. None of the goodwill is expected to be deductible for income tax purposes. The assets acquired and liabilities assumed are valued at the estimated fair value at the acquisition date as required by GAAP.

(In thousands)

Assets:
Cash and cash equivalents	$431
Accounts receivable	17,310
Inventory	6,195
Other current assets	1,477
Property, plant and equipment	1,354
Goodwill	77,630
Service contracts	34,970
Other intangibles	4,500
Liabilities:
Accounts payable	(7,342)
Accrued liabilities	(2,525)
Total Consideration	$134,000

Cintas is required to provide additional disclosures about fair value measurements as part of the consolidated condensed financial statements for each major category of assets and liabilities measured at fair value on a nonrecurring basis (including business acquisitions). The working capital assets and liabilities, as well as the property and equipment acquired, were valued using Level 2 inputs which included data points that are observable, such as definitive sales agreements, appraisals or established market values of comparable assets (market approach). Goodwill, service contracts and other intangibles were valued using Level 3 inputs, which are unobservable by nature, and included internal estimates of future cash flow using a discount rate of 11% (income approach).

The results of operations of ZEE Medical are not material to the consolidated financial statements.

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

Cintas is party to additional litigation not considered in the ordinary course of business, including the litigation discussed below. Cintas is a defendant in a purported Equal Employment Opportunity Commission (EEOC) systemic gender discrimination lawsuit, Mirna E. Serrano, et al. v. Cintas Corporation (Serrano), filed on May 10, 2004, and pending in the United States District Court, Eastern District of Michigan, Southern Division. The Serrano plaintiffs alleged that Cintas discriminated against women in hiring into various service sales representative (SSR) positions in the Rental Uniforms and Ancillary Products operating segment. On November 15, 2005, the EEOC intervened in the Serrano lawsuit. The Serrano plaintiffs seek lost pay, injunctive relief, compensatory damages, punitive damages, attorneys' fees and other remedies on behalf of unsuccessful female candidates for SSR positions. On October 27, 2008, the United States District Court in the Eastern District of Michigan granted summary judgment in favor of Cintas limiting the scope of the action to female applicants for SSR positions at Cintas locations within the state of Michigan. Consequently, all claims brought by or on behalf of female applicants for SSR positions outside of the state of Michigan were dismissed. Similarly, any claims brought by the EEOC on behalf of similarly situated female applicants outside of the state of Michigan have also been dismissed from the Serrano lawsuit. In September 2010, the Court in Serrano dismissed all private individual claims and all claims of the EEOC and the 13 individuals it claimed to represent. The EEOC appealed the District Court's summary judgment decisions and various other rulings to the United States Court of Appeals for the Sixth Circuit. On November 9, 2012, the Sixth Circuit Court of Appeals reversed the District Court's opinion and remanded the claims back to the District Court. On April 16, 2013, Cintas filed with the United States Supreme Court a Petition for a Writ of Certiorari seeking to review the judgment of the United States Court of Appeals for the Sixth Circuit. On October 7, 2013, the Court denied Cintas’ Petition, thus remanding the claims back to the District Court consistent with the Sixth Circuit Court’s November 9, 2012 decision.

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

11. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss), net of tax:

(In thousands)	Foreign Currency	Unrealized Loss on Derivatives	Other	Total

Balance at June 1, 2015	$2,987	$(10,626)	$(832)	$(8,471)
Other comprehensive loss before reclassifications	(12,013)	—	(8)	(12,021)
Amounts reclassified from accumulated other comprehensive income (loss)	—	488	—	488
Net current period other comprehensive (loss) income	(12,013)	488	(8)	(11,533)
Balance at August 31, 2015	(9,026)	(10,138)	(840)	(20,004)

(In thousands)	Foreign Currency	Unrealized Loss on Derivatives	Other	Total

Balance at June 1, 2014	$41,525	$(12,615)	$(482)	$28,428
Other comprehensive (loss) income before reclassifications	(2,115)	17	—	(2,098)
Amounts reclassified from accumulated other comprehensive income (loss)	—	488	—	488
Net current period other comprehensive (loss) income	(2,115)	505	—	(1,610)
Balance at August 31, 2014	39,410	(12,110)	(482)	26,818

The following table summarizes the reclassifications out of accumulated other comprehensive (loss) income:

Reclassifications out of Accumulated Other Comprehensive (Loss) Income

Details about Accumulated Other Comprehensive (Loss) Income Components	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income		Affected Line in the Consolidated Condensed Statements of Income
	Three Months Ended
(In thousands)	August 31, 2015	August 31, 2014

Amortization of interest rate locks	$(783)	$(783)	Interest expense
Tax benefit	295	295	Income taxes
Amortization of interest rate locks, net of tax	$(488)	$(488)	Net of tax

12.      Segment Information

GAAP requires companies to evaluate their reportable operating segments periodically and when certain events occur. As a result of a recent evaluation, effective June 1, 2015, Cintas realigned its organizational structure and updated its reportable operating segments in light of certain changes in its business including the acquisition of Zee Medical. Cintas’ updated reportable operating segments are Uniform Rental and Facility Services and First Aid and Safety Services. The Uniform Rental and Facility Services reportable operating segment consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items.  In addition to these rental items, restroom cleaning services and supplies, carpet and tile cleaning services and the sale of items from our catalogs to our customers on route are included within this reportable operating segment. The First Aid and Safety Services reportable operating segment consists of first aid and safety products and services. The remainder of Cintas’ business, which consists primarily of Fire Protection Services and our Direct Sale business is included in All Other.

Prior to June 1, 2015, Cintas classified its business into the following three reportable operating segments: The Rental Uniforms and Ancillary Products operating segment consisted of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items. In addition to these rental items, restroom cleaning services and supplies and carpet and tile cleaning services were also provided within this operating segment. The Uniform Direct Sales operating segment consisted of the direct sale of uniforms and related items. The First Aid, Safety and Fire Protection Services operating segment consisted of first aid, safety and fire protection products and services.

Cintas evaluates the performance of each operating segment based on several factors of which the primary financial measures are operating segment revenue and income before income taxes. The accounting policies of the operating segments are the same as those described in Note 1 entitled Basis of Presentation. Information related to the operations of Cintas’ operating segments is set forth below:

(In thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Corporate (1)	Total

As of and for the three months ended August 31, 2015
Revenue	$938,408	$99,488	$160,994	$—	$1,198,890
Income (loss) before income taxes	$165,381	$8,592	$11,534	$(16,293)	$169,214
Total assets	$2,870,622	$398,237	$342,712	$511,378	$4,122,949

As of and for the three months ended August 31, 2014
Revenue	$873,698	$79,924	$148,455	$—	$1,102,077
Income before income taxes	$144,816	$9,147	$9,525	$5,209	$168,697
Total assets	$2,861,790	$260,580	$354,260	$1,079,640	$4,556,270

(1) Corporate assets as of August 31, 2015 include the investment in Shred-it, which is classified as held for sale. Corporate assets as of August 31, 2014 include the assets of Storage, which was classified as held for sale, and the investment in Shred-it.

13.      Discontinued Operations

Effective August 31, 2015, Cintas' investment in the Shred-it Partnership (Shred-it) is classified as held for sale and as a discontinued operations for all periods presented as a result of entering into a definitive agreement on July 15, 2015 to sell its investment in Shred-it. During fiscal 2015, Cintas sold its document imaging and retention services (Storage) business and, as a result, its operations are also classified as discontinued operations for all periods presented.

As of August 31, 2015 and May 31, 2015, the equity method investment in Shred-it was $194.3 million and $210.1 million, respectively. Cintas’ carrying value of its investment in Shred-it, as of August 31, 2015, exceeded its share of the underlying equity in the net assets of Shred-it by approximately $91.2 million (basis difference). The remaining basis difference is being amortized over the weighted average estimated useful lives of the underlying assets which generated the basis difference (approximately 9 years) and is recorded as a reduction in our share of income from Shred-it, net of tax. Cintas records its share of Shred-it's income on a one month lag. For the three months ended ended August 31, 2015, Cintas recorded a net loss on the investment in the Shred-it of $9.3 million, which included amortization of basis differences of approximately $2.8 million. After the previously announced sale of Shred-it closes, the basis difference will no longer exist and Cintas will no longer record income or loss from Shred-it. See Note 15 entitled Subsequent Event for additional information on the sale of the investment in Shred-it.

In the first quarter of fiscal 2015, Cintas received additional proceeds related to the contribution of its shredding business to the Shred-it Partnership. The Company realized a $3.9 million gain, net of tax, as a result of the additional consideration received.

In fiscal 2015, Cintas sold Storage, excluding related real estate owned by Cintas, in three separate transactions to three separate buyers. Each transaction involves contingent consideration that the Company has an opportunity to receive if specified future events occur. Because of the uncertainty surrounding the future events, these amounts represent gain contingencies that have not been recorded. Certain real estate owned by Cintas is being leased by the buyers. These lease payments do not represent a material direct cash flow of the disposed Storage business and therefore do not impact the classification of the Storage business as a discontinued operation. On July 10, 2015, Cintas sold the remaining Storage assets classified as held for sale. For the quarter ended August 31, 2015, Cintas received proceeds of $24.4 million from the sale of the remaining Storage assets classified as held for sale and recorded a $3.1 million gain, net of tax on the sale.

Following is selected financial information included in net (loss) income from discontinued operations for Shred-it, Shredding and the Storage business:

	Three Months Ended
(In thousands)	August 31, 2015	August 31, 2014

Revenue	$—	$20,785

Income before income taxes	237	575
Income tax expense	(85)	(240)
Gain on sale of Storage Assets	4,843	—
Loss on investment in Shred-it Partnership	(14,516)	—
Gain on the deconsolidation of Shredding(1)	—	6,619
Income tax benefit (expense) on (loss) gain	3,504	(2,751)
Net (loss) income from discontinued operations	$(6,017)	$4,203
(1) Results for the three months ended August 31, 2014 related to the gain on the deconsolidation of Shredding were previously presented in continuing operations and were reclassified to discontinued operations as previously discussed.

14.      Supplemental Guarantor Information

Cintas Corporation No. 2 (Corp. 2) is the indirectly, wholly-owned principal operating subsidiary of Cintas. Corp. 2 is the issuer of the $1,300.0 million aggregate principal amount of senior notes, which are unconditionally guaranteed, jointly and severally, by Cintas Corporation and its wholly-owned, direct and indirect domestic subsidiaries.

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

Condensed consolidating financial statements for Cintas, Corp. 2, the subsidiary guarantors and non-guarantors are presented on the following pages:

Condensed Consolidating Income Statement
Three Months Ended August 31, 2015
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Uniform rental and facility services	$—	$721,329	$202,265	$54,012	$(39,198)	$938,408
Other	—	372,611	1,293	14,811	(128,233)	260,482
Equity in net income of affiliates	106,198	—	—	—	(106,198)	—
	106,198	1,093,940	203,558	68,823	(273,629)	1,198,890
Costs and expenses (income):
Cost of uniform rental and facility services	—	440,580	116,832	37,357	(76,266)	518,503
Cost of other	—	237,369	(8,643)	9,570	(82,053)	156,243
Selling and administrative expenses	—	347,076	(18,855)	17,880	(7,464)	338,637
Operating income	106,198	68,915	114,224	4,016	(107,846)	185,507

Interest income	—	—	(48)	(71)	—	(119)
Interest expense (income)	—	16,375	38	(1)	—	16,412

Income before income taxes	106,198	52,540	114,234	4,088	(107,846)	169,214
Income taxes	—	19,589	42,591	861	(25)	63,016
Income from continuing operations	106,198	32,951	71,643	3,227	(107,821)	106,198

Loss from discontinued operations, net of tax	(6,017)	(5,323)	—	(694)	6,017	(6,017)

Net income	$100,181	$27,628	$71,643	$2,533	$(101,804)	$100,181

Condensed Consolidating Income Statement
Three Months Ended August 31, 2014
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Uniform rental and facility services	$—	$665,874	$183,181	$59,861	$(35,218)	$873,698
Other	—	336,480	481	13,744	(122,326)	228,379
Equity in net income of affiliates	105,905	—	—	—	(105,905)	—
	105,905	1,002,354	183,662	73,605	(263,449)	1,102,077
Costs and expenses (income):
Cost of uniform rental and facility services	—	408,371	110,922	40,282	(68,900)	490,675
Cost of other	—	217,942	(10,657)	8,957	(82,786)	133,456
Selling and administrative expenses	—	314,002	(14,006)	19,074	(4,612)	314,458
Operating income	105,905	62,039	97,403	5,292	(107,151)	163,488

Gain on sale of stock of an equity method investment	—	—	21,739	—	—	21,739

Interest income	—	(5)	(48)	—	—	(53)
Interest expense	—	16,409	170	4	—	16,583

Income before income taxes	105,905	45,635	119,020	5,288	(107,151)	168,697
Income taxes	—	16,748	44,004	2,051	(11)	62,792
Income from continuing operations	105,905	28,887	75,016	3,237	(107,140)	105,905

Income (loss) from discontinued operations, net of tax	4,203	4,263	—	(60)	(4,203)	4,203

Net income	$110,108	$33,150	$75,016	$3,177	$(111,343)	$110,108

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended August 31, 2015
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$100,181	$27,628	$71,643	$2,533	$(101,804)	$100,181

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	—	—	—	(12,013)	—	(12,013)
Amortization of interest rate lock agreements	—	488	—	—	—	488
Change in fair value of available-for-sale securities	—	—	—	(8)	—	(8)

Other comprehensive income (loss)	—	488	—	(12,021)	—	(11,533)

Comprehensive income (loss)	$100,181	$28,116	$71,643	$(9,488)	$(101,804)	$88,648

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended August 31, 2014
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$110,108	$33,150	$75,016	$3,177	$(111,343)	$110,108

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	—	—	—	(2,115)	—	(2,115)
Change in fair value of derivatives	—	—	—	17	—	17
Amortization of interest rate lock agreements	—	488	—	—	—	488

Other comprehensive income (loss)	—	488	—	(2,098)	—	(1,610)

Comprehensive income	$110,108	$33,638	$75,016	$1,079	$(111,343)	$108,498

Condensed Consolidating Balance Sheet
As of August 31, 2015
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$74,082	$45,339	$27,439	$—	$146,860
Marketable securities	—	—	—	53,354	—	53,354
Accounts receivable, net	—	392,911	106,001	32,215	—	531,127
Inventories, net	—	207,755	22,280	9,624	387	240,046
Uniforms and other rental items in service	—	402,093	118,059	35,354	(18,386)	537,120
Assets held for sale	—	171,106	—	23,169	—	194,275
Prepaid expenses and other current assets	—	6,626	23,490	1,054	—	31,170
Total current assets	—	1,254,573	315,169	182,209	(17,999)	1,733,952

Property and equipment, at cost, net	—	533,178	292,341	71,267	—	896,786

Investments	321,083	1,769,572	900,288	936,126	(3,803,575)	123,494
Goodwill	—	—	1,239,155	33,460	(112)	1,272,503
Service contracts, net	—	73,308	26	1,972	—	75,306
Other assets, net	1,082,343	17,145	2,961,709	3,467	(4,043,756)	20,908
	$1,403,426	$3,647,776	$5,708,688	$1,228,501	$(7,865,442)	$4,122,949

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$(465,247)	$(900,579)	$1,435,850	$23,927	$38,005	$131,956
Accrued compensation and related liabilities	—	34,861	14,730	3,427	—	53,018
Accrued liabilities	—	78,561	205,269	11,015	—	294,845
Income taxes, current	—	7,042	40,759	(161)	—	47,640
Deferred tax (asset) liability	—	(421)	96,143	7,688	—	103,410
Deferred tax liability associated with the investment in Shred-it	—	69,100	—	9,357	—	78,457
Long-term debt due within one year	—	250,317	(317)	—	—	250,000
Total current liabilities	(465,247)	(461,119)	1,792,434	55,253	38,005	959,326

Long-term liabilities:
Long-term debt due after one year	—	1,058,135	(8,725)	590	—	1,050,000
Deferred income taxes	—	(69,104)	229,712	(11,815)	—	148,793
Accrued liabilities	—	—	115,362	799	—	116,161
Total long-term liabilities	—	989,031	336,349	(10,426)	—	1,314,954
Total shareholders’ equity	1,868,673	3,119,864	3,579,905	1,183,674	(7,903,447)	1,848,669
	$1,403,426	$3,647,776	$5,708,688	$1,228,501	$(7,865,442)	$4,122,949

Condensed Consolidating Balance Sheet
As of May 31, 2015
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$74,145	$249,203	$93,725	$—	$417,073
Marketable securities	—	—	—	16,081	—	16,081
Accounts receivable, net	—	358,560	104,964	32,606	—	496,130
Inventories, net	—	193,594	21,149	8,870	2,598	226,211
Uniforms and other rental items in service	—	399,017	117,473	36,478	(18,963)	534,005
Income taxes, current	—	1,191	(339)	84	—	936
Assets held for sale	—	21,341	—	—	—	21,341
Prepaid expenses and other current assets	—	5,514	17,492	1,024	—	24,030
Total current assets	—	1,053,362	509,942	188,868	(16,365)	1,735,807

Property and equipment, at cost, net	—	523,690	275,072	72,659	—	871,421

Investments	321,083	1,956,320	895,393	956,461	(3,799,565)	329,692
Goodwill	—	—	1,180,527	15,197	(112)	1,195,612
Service contracts, net	—	42,400	34	—	—	42,434
Other assets, net	1,154,596	12,373	2,741,950	3,572	(3,894,997)	17,494
	$1,475,679	$3,588,145	$5,602,918	$1,236,757	$(7,711,039)	$4,192,460

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$(465,247)	$(877,042)	$1,391,999	$21,876	$38,021	$109,607
Accrued compensation and related liabilities	—	59,752	23,989	4,682	—	88,423
Accrued liabilities	—	65,022	232,500	13,137	(724)	309,935
Deferred tax (asset) liability	—	(299)	104,663	8,025	—	112,389
Liabilities held for sale	—	704	—	—	—	704
Long-term debt due within one year	—	293	(293)	—	—	—
Total current liabilities	(465,247)	(751,570)	1,752,858	47,720	37,297	621,058

Long-term liabilities:
Long-term debt due after one year	—	1,308,452	(9,766)	590	724	1,300,000
Deferred income taxes	—	(5)	229,266	(2,323)	—	226,938
Accrued liabilities	—	—	111,105	904	—	112,009
Total long-term liabilities	—	1,308,447	330,605	(829)	724	1,638,947
Total shareholders’ equity	1,940,926	3,031,268	3,519,455	1,189,866	(7,749,060)	1,932,455
	$1,475,679	$3,588,145	$5,602,918	$1,236,757	$(7,711,039)	$4,192,460

Condensed Consolidating Statement of Cash Flows
Three Months Ended August 31, 2015
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Cash flows from operating activities:
Net income	$100,181	$27,628	$71,643	$2,533	$(101,804)	$100,181
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	—	21,427	12,340	2,398	—	36,165
Amortization of intangible assets	—	3,513	40	50	—	3,603
Stock-based compensation	23,917	—	—	—	—	23,917
Gain on sale of Storage Assets	—	(4,843)	—	—	—	(4,843)
Loss on investment in Shred-it Partnership	—	13,427	—	1,089	—	14,516
Deferred income taxes	—	21	5,784	(173)	—	5,632
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	—	(19,744)	(1,038)	1,527	—	(19,255)
Inventories, net	—	(8,856)	(1,130)	(334)	2,211	(8,109)
Uniforms and other rental items in service	—	(3,076)	(586)	(700)	(577)	(4,939)
Prepaid expenses and other current assets	—	(100)	(5,998)	74	—	(6,024)
Accounts payable	—	28,715	(14,970)	1,802	(16)	15,531
Accrued compensation and related liabilities	—	(24,891)	(9,258)	(1,430)	—	(35,579)
Accrued liabilities and other	—	(1,775)	(22,975)	(2,227)	724	(26,253)
Income taxes, current	—	8,231	40,411	(102)	—	48,540
Net cash provided by (used in) operating activities	124,098	39,677	74,263	4,507	(99,462)	143,083

Cash flows from investing activities:
Capital expenditures	—	(29,695)	(29,617)	(3,319)	—	(62,631)
Proceeds from redemption of marketable securities	—	—	—	152,907	—	152,907
Purchase of marketable securities and investments	—	2,215	(10,148)	(192,097)	4,010	(196,020)
Proceeds from sale of Storage Assets	—	24,395	—	—	—	24,395
Acquisitions of businesses, net of cash acquired	—	(96,353)	—	(25,081)	—	(121,434)
Other, net	85,656	59,519	(239,160)	(1,270)	96,176	921
Net cash provided by (used in) investing activities	85,656	(39,919)	(278,925)	(68,860)	100,186	(201,862)

Cash flows from financing activities:
Proceeds from issuance of debt	—	—	(55)	55	—	—
Repayment of debt	—	(309)	853	164	(724)	(16)
Exercise of stock-based compensation awards	11,844	—	—	—	—	11,844
Repurchase of common stock	(221,598)	—	—	—	—	(221,598)
Other, net	—	488	—	(437)	—	51
Net cash (used in) provided by financing activities	(209,754)	179	798	(218)	(724)	(209,719)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1,715)	—	(1,715)

Net decrease in cash and cash equivalents	—	(63)	(203,864)	(66,286)	—	(270,213)
Cash and cash equivalents at beginning of period	—	74,145	249,203	93,725	—	417,073
Cash and cash equivalents at end of period	$—	$74,082	$45,339	$27,439	$—	$146,860

Condensed Consolidating Statement of Cash Flows
Three Months Ended August 31, 2014
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Cash flows from operating activities:
Net income	$110,108	$33,150	$75,016	$3,177	$(111,343)	$110,108
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	—	19,547	13,037	2,864	—	35,448
Amortization of intangible assets	—	3,773	15	418	—	4,206
Stock-based compensation	12,280	—	—	—	—	12,280
Gain on deconsolidation of Shredding	—	(6,619)	—	—	—	(6,619)
Gain on sale of stock of an equity method investment	—	—	(21,739)	—	—	(21,739)
Deferred income taxes	—	—	2,083	25	—	2,108
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	—	10,014	(3,852)	2,060	—	8,222
Inventories, net	—	(1,045)	2,430	(1,174)	1,166	1,377
Uniforms and other rental items in service	—	(4,450)	(1,673)	(1,053)	64	(7,112)
Prepaid expenses and other current assets	—	200	(6,288)	204	—	(5,884)
Accounts payable	—	(70,520)	71,606	(2,415)	4	(1,325)
Accrued compensation and related liabilities	—	(28,267)	(10,204)	(2,791)	—	(41,262)
Accrued liabilities and other	—	(31,741)	42,084	(705)	746	10,384
Income taxes, current	—	6,913	40,601	495	—	48,009
Net cash provided by (used in) operating activities	122,388	(69,045)	203,116	1,105	(109,363)	148,201

Cash flows from investing activities:
Capital expenditures	—	(22,686)	(42,239)	(3,125)	—	(68,050)
Purchase of marketable securities and investments	—	(1,721)	(15,260)	—	10,000	(6,981)
Proceeds from Shredding Transaction, net of cash contributed	—	3,344	—	—	—	3,344
Proceeds from sale of stock of an equity method investment	—	—	29,933	—	—	29,933
Dividends received on equity method investment	—	—	5,247	—	—	5,247
Acquisitions of businesses, net of cash acquired	—	(2,328)	—	—	—	(2,328)
Other, net	(80,725)	94,602	(114,793)	823	100,109	16
Net cash (used in) provided by investing activities	(80,725)	71,211	(137,112)	(2,302)	110,109	(38,819)

Cash flows from financing activities:
Repayment of debt	—	(450)	1,116	(100)	(746)	(180)
Exercise of stock-based compensation awards	13,623	—	—	—	—	13,623
Repurchase of common stock	(61,439)	—	—	—	—	(61,439)
Other, net	6,153	488	—	157	—	6,798
Net cash (used in) provided by financing activities	(41,663)	38	1,116	57	(746)	(41,198)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(19)	—	(19)

Net increase (decrease) in cash and cash equivalents	—	2,204	67,120	(1,159)	—	68,165
Cash and cash equivalents at beginning of period	—	73,540	399,525	40,223	—	513,288
Cash and cash equivalents at end of period	$—	$75,744	$466,645	$39,064	$—	$581,453

15.      Subsequent Event

On October 1, 2015, we announced that we completed the previously announced transaction to sell our investment in Shred-it to Stericycle, Inc. Cintas’ share of the proceeds are $578.0 million. Cintas also has the opportunity to receive up to $34.0 million in additional consideration in the future, subject to certain holdback provisions. The financial impact of this transaction will be reflected in our second quarter results.

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

We are North America’s leading provider of corporate identity uniforms through rental and sales programs, as well as a significant provider of related business services, including entrance mats, restroom cleaning services and supplies, carpet and tile cleaning services, first aid and safety services and fire protection products and services.

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

RESULTS OF OPERATIONS

The Company regularly reviews its operating segments for reporting purposes based on the information its chief operating decision maker regularly reviews for purposes of allocating resources and assessing performance and makes changes when appropriate. As a result of a recent evaluation, effective June 1, 2015, Cintas realigned its organizational structure and updated its reportable operating segments in light of certain changes in its business including the acquisition of Zee Medical. Cintas’ updated reportable operating segments are Uniform Rental and Facility Services and First Aid and Safety Services. The remainder of Cintas’ business, which consists primarily of Fire Protection Services and our Direct Sale business is included in All Other. Revenue and income before income taxes for the three months ended August 31, 2015 and 2014 for the two reportable operating segments and All Other is presented in Note 12 entitled Segment Information of “Notes to Consolidated Condensed Financial Statements.”

On July 15, 2015, Cintas announced that it entered into a definitive agreement to sell its investment in Shred-it. As a result of this agreement, results from Shred-it are reported under discontinued operations for the three months ended August 31, 2015, as well as the same period in the prior fiscal year. Additionally, effective August 31, 2014, Storage is reported as a discontinued operation for all periods presented and has been excluded from continuing operations and from operating segment results for all periods presented. In the quarter ended November 30, 2014, Cintas sold its Storage business. Please see Note 13 entitled Discontinued Operations of "Notes to Consolidated Financial Statements" for additional information.

Consolidated Results

Three Months Ended August 31, 2015 Compared to Three Months Ended August 31, 2014

Total revenue increased 8.8% for the three months ended August 31, 2015 over the same period in the prior fiscal year, from $1,102.1 million to $1,198.9 million. Revenue increased organically by 6.8% as a result of increased sales volume. Organic growth adjusts for the impact of acquisitions, foreign currency exchange rate fluctuations and workday differences. Total revenue was positively impacted by 1.2% due to acquisitions and by 1.7% due to one more workday in the period ended August 31, 2015 compared to the period ended August 31, 2014. Revenue growth was negatively impacted by 0.9% due to foreign currency exchange rate fluctuations.

Uniform Rental and Facility Services operating segment revenue increased 7.4% for the three months ended August 31, 2015 over the same period in the prior fiscal year, from $873.7 million to $938.4 million. Revenue increased organically by 6.8%. Revenue growth was negatively impacted 1.0% due to foreign currency exchange rate fluctuations and positively impacted by 1.6% due to one more workday in the period ended August 31, 2015 compared to the same period in the prior fiscal year. Growth was driven by many factors including new business sold by sales representatives and penetration of additional products and services into existing customers.

Other revenue, consisting of revenue from the First Aid and Safety Services reportable operating segment and All Other, increased 14.1% for the three months ended August 31, 2015 compared to the same period in the prior fiscal year, from $228.4 million to $260.5 million. Revenue growth was positively impacted by 1.8% due to one more workday in the period ended August 31, 2015 compared to the period ended August 31, 2014. Revenue growth was negatively impacted by 0.4% due to foreign currency exchange rate fluctuations. Revenue increased organically by 7.0%.The remaining 5.7% difference in growth rates represents growth derived through acquisitions in our First Aid and Safety Services reportable operating segment and All Other.

Cost of uniform rental and facility services consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other ancillary items. Cost of uniform rental and facility services increased $27.8 million, or 5.7%, for the three months ended August 31, 2015, compared to the three months ended August 31, 2014. This increase was due to higher Uniform Rental and Facility Services reportable operating segment sales volume.

Cost of other consists primarily of cost of goods sold (predominantly first aid and safety, uniforms, and fire protection products), delivery expenses and distribution expenses in the First Aid and Safety Services reportable operating segment and All Other. Cost of other increased $22.8 million, or 17.1%, for the three months ended August 31, 2015, compared to the three months ended August 31, 2014. The increase was primarily due to higher First Aid and Safety Services reportable operating segment and All Other sales volume.

Selling and administrative expenses increased $24.2 million, or 7.7%, for the three months ended August 31, 2015, compared to the three months ended August 31, 2014. The majority of the increase was due to higher Uniform Rental and Facility Services and First Aid and Safety Services reportable operating segment sales volume.

In the first quarter of the prior fiscal year, Cintas sold stock in an equity method investment. In conjunction with the sale, the Company received a cash dividend. The sale resulted in the recording of a gain of $21.7 million in the three months ended August 31, 2014.

Net interest expense (interest expense less interest income) was $16.3 million for the three months ended August 31, 2015, compared to $16.5 million for the first quarter of fiscal 2015. The decrease was primarily due to an increase in capitalized interest on capital projects.

Cintas’ effective tax rate on continuing operations was 37.2% for the both the three months ended August 31, 2015 and August 31, 2014. The effective tax rate can fluctuate from quarter to quarter based upon tax reserve changes related to specific items, none of which were material to Cintas.

Net income from continuing operations for the three months ended August 31, 2015, was comparable to the same period in the prior year with an increase of $0.3 million, or 0.3%. Diluted earnings per share from continuing operations was $0.93 for the three months ended August 31, 2015, which was an increase of 4.5% compared to the same period in the prior fiscal year. Diluted earnings per share from continuing operations increased due to an increase in earnings from continuing operations combined with a decrease in weighted average common shares outstanding. The decrease in common shares outstanding resulted from purchasing 8.4 million shares of common stock under the July 30, 2013 and January 13, 2015 share buyback programs since the beginning of the second quarter of fiscal 2015 through the first quarter of fiscal 2016.

Uniform Rental and Facility Services Reportable Operating Segment

Three Months Ended August 31, 2015 Compared to Three Months Ended August 31, 2014

Uniform Rental and Facility Services reportable operating segment revenue increased from $873.7 million to $938.4 million, or 7.4%, for the three months ended August 31, 2015, over the same quarter in the prior fiscal year, and the cost of uniform rental and facility services increased $27.8 million, or 5.7%. The reportable operating segment’s gross margin was $419.9 million, or 44.7% of revenue. The gross margin was 90 basis points higher than the prior fiscal year’s first quarter gross margin of 43.8%. The increase was driven by several factors including increased revenue from existing customers and continuously improving the efficiency of processes. Lower energy-related expenses increased gross margin by 60 basis points.

Selling and administrative expenses increased $16.3 million due primarily to increased labor and other employee-partner related expenses, and decreased 20 basis points, to 27.1% of revenue, compared to 27.3% in the first quarter of the prior fiscal year. The improvement as a percent of revenue was due to revenue growth out-pacing fixed or infrastructure costs.

Income before income taxes increased $20.6 million to $165.4 million for the Uniform Rental and Facility Services reportable operating segment for the first quarter of fiscal 2016 compared to the same quarter last fiscal year. Income before income taxes was 17.6% of the operating segment’s revenue, which was a 100 basis point increase compared to the first quarter of the prior fiscal year of 16.6%. This increase was due to the increase in gross margin and lower selling and administrative expenses as a percent of revenue previously discussed.

First Aid and Safety Services Reportable Operating Segment

Three Months Ended August 31, 2015 Compared to Three Months Ended August 31, 2014

First Aid and Safety Services reportable operating segment revenue increased from $79.9 million to $99.5 million, or 24.5%, for the three months ended August 31, 2015. Revenue growth was positively impacted by 1.9% due to one more workday in the period ended August 31, 2015 compared to the period ended August 31, 2014. Revenue increased organically by 10.5% as a result of increased sales volume. The remaining 12.1% difference in growth rates represents growth derived through acquisitions.

Cost of first aid and safety services increased $14.1 million, or 32.6%, for the three months ended August 31, 2015, over the three months ended August 31, 2014, due to increased sales volume and higher costs associated with the recent acquisition. The gross margin as a percent of revenue was 42.3% for the quarter ended August 31, 2015, which is a 360 basis point decrease compared to the gross margin as a percent of revenue of 45.9% in the same quarter of the prior fiscal year. Higher costs for the integration of the acquisition were a main driver of this increase. Energy-related expenses were lower than the prior year by 40 basis points.

Selling and administrative expenses increased $6.0 million compared to the same quarter in the prior fiscal year. The increase was due primarily to increased labor and other employee-partner related expenses. Selling and administrative expenses as a percent of revenue improved to 33.7% from 34.4% in the first quarter of fiscal 2015 as revenue growth outpaced the increase in expenses.

Income before income taxes for the First Aid and Safety Services reportable operating segment decreased $0.6 million to $8.6 million for the three months ended August 31, 2015, compared to the same quarter in the prior fiscal year, due to integration of acquisitions that were partially offset by lower energy-related costs. Income before income taxes, at 8.6% of the operating segment’s revenue, was a 280 basis point decrease compared to the same quarter last fiscal year due to the reasons previously mentioned.

LIQUIDITY AND CAPITAL RESOURCES

The following is a summary of our cash flows and cash, cash equivalents and marketable securities as of and for the three months ended August 31:

(In thousands)	2015	2014

Net cash provided by operating activities	$143,083	$148,201
Net cash used in investing activities	$(201,862)	$(38,819)
Net cash used in financing activities	$(209,719)	$(41,198)

Cash and cash equivalents at the end of the period	$146,860	$581,453
Marketable securities at the end of the period	$53,354	$—

Cash, cash equivalents and marketable securities as of August 31, 2015 and 2014 include $80.8 million and $39.1 million, respectively, that is located outside of the United States. We expect to use these amounts to fund our international operations and international expansion activities.

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

Net cash provided by operating activities was $143.1 million for the three months ended August 31, 2015, a decrease of $5.1 million compared to the same period last fiscal year. Cash flow was negatively impacted due to changes in current assets and liabilities, primarily accounts receivable and accrued liabilities.

Net cash used in investing activities includes capital expenditures and cash paid for acquisitions of businesses. Capital expenditures were $62.6 million and $68.1 million for the three months ended August 31, 2015 and August 31, 2014, respectively. Current year capital expenditures primarily relate to expansion efforts in the Uniform Rental and Facility Services reportable operating segment, representing $54.6 million of the current year outflow. Cash paid for acquisitions of businesses net of cash acquired was $121.4 million and $2.3 million for the three months ended August 31, 2015 and August 31, 2014, respectively. The acquisitions in fiscal 2016 occurred in our First Aid and Safety Services operating segment and our Fire Protection business which is included in All Other. In the three months ended August 31, 2015, net cash used in investing activities was partially offset by $24.4 million of cash received from the sale of the remaining Storage assets classified as held for sale. In the three months ended August 31, 2014, net cash used in investing activities was partially offset by $35.2 million of cash received from the sale of stock in an equity method investment plus receipt of dividends on the same investment.

Net cash used in financing activities was $209.7 million and $41.2 million for the three months ended August 31, 2015 and August 31, 2014, respectively. On July 30, 2013, we announced that the Board of Directors authorized a $500.0 million share buyback program. During the first three months of fiscal 2015, under the July 30, 2013 program, we purchased 0.8 million shares of Cintas common stock for a total purchase price of $49.7 million. On January 13, 2015, we announced that the Board of Directors authorized a $500.0 million share buyback program, which does not have an expiration date. For the three months ended August 31, 2015, we purchased 2.4 million shares of Cintas common stock at an average price of $85.65 per share for a total purchase price of $202.5 million. In the period subsequent to August 31, 2015 through October 9, 2015, we purchased 2.1 million shares of Cintas common stock for a total purchase price of $180.4 million. The January 13, 2015 share buyback program was completed in the period subsequent to August 31, 2015. From the inception of the January 13, 2015 share buyback program through September 2015, Cintas purchased a total of 5.9 million shares of Cintas common stock at an average price of $84.07 per share for a total purchase price of $500.0 million. On August 4, 2015, we announced that the Board of Directors authorized a new $500.0 million share buyback program. Under the August 4, 2015 share buyback program, Cintas purchased 1.4 million shares of Cintas common stock for a total purchase price of $120.0 million during the period subsequent to August 31, 2015 through October 9, 2015. In addition, for the three months ended August 31, 2015, Cintas acquired 0.2 million shares of Cintas common stock for employee payroll taxes due on restricted stock awards that vested during the three months ended August 31, 2015. These shares were acquired at an average price of $85.54 per share for a total purchase price of $19.1 million.

As of August 31, 2015, we had $250.0 million aggregate principal amount in fixed rate senior notes outstanding due within one year and $1,050.0 million aggregate principal amount in fixed rate senior notes outstanding with maturities ranging from 2017 to 2036.

Cintas’ commercial paper program has a capacity of $300.0 million that is fully supported by a backup revolving credit facility through a credit agreement with its banking group. This revolving credit facility has an accordion feature that allows for a maximum borrowing capacity of $450.0 million. The revolving credit facility has a maturity date of May 28, 2019. We believe that this program, along with cash generated from operations, will be adequate to provide necessary funding for our future cash requirements. No commercial paper or borrowings under our revolving credit facility were outstanding as of August 31, 2015 or May 31, 2015.

Cintas has certain covenants related to debt agreements. These covenants limit our ability to incur certain liens, to engage in sale-leaseback transactions and to merge, consolidate or sell all or substantially all of Cintas' assets. These covenants also require Cintas to maintain certain debt to earnings before interest, taxes, depreciation and amortization (EBITDA) and interest coverage ratios. Cross-default provisions exist between certain debt instruments. If a default of a significant covenant were to occur, the default could result in an acceleration of the maturity of the indebtedness, impair liquidity and limit the ability to raise future capital. As of August 31, 2015, Cintas was in compliance with all debt covenants.

Our access to the commercial paper and long-term debt markets has historically provided us with sources of liquidity.  We do not anticipate having difficulty in obtaining financing from those markets in the future in view of our favorable experiences in the debt markets in the recent past. Our ability to continue to access the commercial paper and long-term debt markets on favorable interest rate and other terms will depend, to a significant degree, on the ratings assigned by the credit rating agencies to our indebtedness. As of August 31, 2015, our ratings were as follows:

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements. Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “predicts,” “projects,” “plans,” “expects,” “intends,” “target,” “forecast,” “believes,” “seeks,” “could,” “should,” “may” and “will” or the negative versions thereof and similar words, terms and expressions and by the context in which they are used. Such statements are based upon current expectations of Cintas and speak only as of the date made. You should not place undue reliance on any forward-looking statement. We cannot guarantee that any forward-looking statement will be realized. These statements are subject to various risks, uncertainties, potentially inaccurate assumptions and other factors that could cause actual results to differ from those set forth in or implied by this Form 10-Q. Factors that might cause such a difference include, but are not limited to, our ability to promptly and effectively integrate ZEE Medical; our ability to realize any synergies from the acquisition of ZEE Medical, the possibility of greater than anticipated operating costs including energy and fuel costs; lower sales volumes; loss of customers due to outsourcing trends; the performance and costs of integration of acquisitions; fluctuations in costs of materials and labor including increased medical costs; costs and possible effects of union organizing activities; failure to comply with government regulations concerning employment discrimination, employee pay and benefits and employee health and safety; the effect on operations of exchange rate fluctuations, tariffs and other political, economic and regulatory risks; uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation; the cost, results and ongoing assessment of internal controls for financial reporting required by the Sarbanes-Oxley Act of 2002; disruptions caused by the inaccessibility of computer systems data, including cybersecurity risks; the initiation or outcome of litigation, investigations or other proceedings; higher assumed sourcing or distribution costs of products; the disruption of operations from catastrophic or extraordinary events; the amount and timing of repurchases of our common stock, if any; changes in federal and state tax and labor laws; the reactions of competitors in terms of price and service; the ultimate impact of the Affordable Care Act; and the receipt of additional consideration in connection with the sale of Cintas' investment in the Shred-it Partnership. Cintas undertakes no obligation to publicly release any revisions to any forward-looking statements or to otherwise update any forward-looking statements whether as a result of new information or to reflect events, circumstances or any other unanticipated developments arising after the date on which such statements are made. A further list and description of risks, uncertainties and other matters can be found in our Annual Report on Form 10-K for the year ended May 31, 2015 and in our reports on Forms 10-Q and 8-K. The risks and uncertainties described herein are not the only ones we may face. Additional risks and uncertainties presently not known to us or that we currently believe to be immaterial may also harm our business.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In our normal operations, Cintas has market risk exposure to interest rates. There has been no material change to this market risk exposure to interest rates from that which was previously disclosed on page 27 of our Annual Report on Form 10-K for the year ended May 31, 2015.

Through its foreign operations, Cintas is exposed to foreign currency risk. Foreign currency exposures arise from transactions denominated in a currency other than the functional currency and from foreign currency denominated revenue and profit translated into U.S. dollars. The primary foreign currency to which Cintas is exposed is the Canadian dollar.

ITEM 4.
CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

With the participation of Cintas’ management, including Cintas’ Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, Cintas has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of August 31, 2015.  Based on such evaluation, Cintas’ management, including Cintas’ Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, has concluded that Cintas’ disclosure controls and procedures were effective as of August 31, 2015, in ensuring (i) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is accumulated and communicated to Cintas’ management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in Cintas’ internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended August 31, 2015, that have materially affected, or are reasonably likely to materially affect, Cintas’ internal control over financial reporting. See “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” on pages 29 through 31 of our Annual Report on Form 10-K for the fiscal year ended May 31, 2015.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Period (In millions, except share and per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan (1)	Maximum approximate dollar value of shares that may yet be purchased under the plan (1)

June 1 - 30, 2015 (2)	1,546,799	$86.07	1,544,268	$130.0
July 1 - 31, 2015 (3)	217,787	$85.56	—	130.0
August 1 - 31, 2015 (4)	823,038	$84.84	820,423	60.4
Total	2,587,624	$85.64	2,364,691	$60.4

(1) On January 13, 2015, Cintas announced that the Board of Directors authorized a new $500.0 million share buyback program, which does not have an expiration date. From the inception of the January 13, 2015 share buyback program through August 31, 2015, Cintas has purchased a total of 5.2 million shares of Cintas stock at an average price of $83.98 per share for a total purchase price of $439.6 million.
(2) During June 2015, Cintas acquired 2,531 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $84.25 per share for a total purchase price of $0.2 million.
(3) During July 2015, Cintas acquired 217,787 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $85.56 per share for a total purchase price of $18.6 million.
(4) During August 2015, Cintas acquired 2,615 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $84.99 per share for a total purchase price of $0.2 million.

Item 6.     Exhibits.

2.1
Securities Purchase Agreement, dated as of July 15, 2015, by and among Cintas, Shred‑it International Inc., Stericycle, Inc. and the other parties thereto (Incorporated by reference to Exhibit 2.1 to Cintas' Current Report on Form 8-K (SEC File No. 000-11399) filed with the SEC on October 1, 2015)

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

CINTAS CORPORATION
(Registrant)

Date: October 9, 2015	/s/	J. Michael Hansen

J. Michael Hansen
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

2.1
Securities Purchase Agreement, dated as of July 15, 2015, by and among Cintas, Shred‑it International Inc., Stericycle, Inc. and the other parties thereto (Incorporated by reference to Exhibit 2.1 to Cintas' Current Report on Form 8-K (SEC File No. 000-11399) filed with the SEC on October 1, 2015)

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