Form 10-Q
period 2015-11-30
CINTAS CORP
filed 2016-01-08
CIK 723254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2015

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
Non-Accelerated Filer          (Do not check if a smaller reporting company)

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      No     ✓

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding December 31, 2015
Common Stock, no par value	108,130,453

CINTAS CORPORATION

CINTAS CORPORATION
ITEM 1. FINANCIAL STATEMENTS.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
(In thousands except per share data)

	Three Months Ended		Six Months Ended
	November 30, 2015	November 30, 2014	November 30, 2015	November 30, 2014
Revenue:
Uniform rental and facility services	$937,704	$891,475	$1,876,112	$1,765,173
Other	281,376	231,904	541,858	460,283
	1,219,080	1,123,379	2,417,970	2,225,456
Costs and expenses:
Cost of uniform rental and facility services	526,091	505,823	1,044,594	996,498
Cost of other	165,589	136,132	321,832	269,588
Selling and administrative expenses	327,051	299,841	665,688	614,299

Operating income	200,349	181,583	385,856	345,071

Gain on sale of stock of an equity method investment	—	—	—	21,739

Interest income	(111)	(19)	(230)	(72)
Interest expense	16,171	15,929	32,583	32,512

Income before income taxes	184,289	165,673	353,503	334,370
Income taxes	68,836	61,972	131,852	124,764
Income from continuing operations	115,453	103,701	221,651	209,606
Income from discontinued operations, net of tax expense of $146,395, $11,739, $142,976 and $14,730, respectively	229,647	16,711	223,630	20,914
Net income	$345,100	$120,412	$445,281	$230,520

Basic earnings per share:
Continuing operations	$1.05	$0.88	$1.99	$1.78
Discontinued operations	2.06	0.14	2.01	0.18
Basic earnings per share	$3.11	$1.02	$4.00	$1.96

Diluted earnings per share:
Continuing operations	$1.03	$0.86	$1.96	$1.75
Discontinued operations	2.03	0.14	1.98	0.18
Diluted earnings per share	$3.06	$1.00	$3.94	$1.93

Dividends declared per share	$1.05	$1.70	$1.05	$1.70

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	November 30, 2015	November 30, 2014	November 30, 2015	November 30, 2014

Net income	$345,100	$120,412	$445,281	$230,520

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(4,626)	(9,778)	(16,639)	(11,893)
Cumulative translation adjustment on investment in Shred-it	6,472	—	6,472	—
Change in fair value of derivatives	—	(21)	—	(4)
Amortization of interest rate lock agreements	488	488	976	976
Change in fair value of available-for-sale securities	(10)	3	(18)	3

Other comprehensive income (loss)	2,324	(9,308)	(9,209)	(10,918)

Comprehensive income	$347,424	$111,104	$436,072	$219,602

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands except share data)

	November 30, 2015	May 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$606,785	$417,073
Marketable securities	65,826	16,081
Accounts receivable, net	549,190	496,130
Inventories, net	251,477	226,211
Uniforms and other rental items in service	542,531	534,005
Income taxes, current	—	936
Assets held for sale	—	21,341
Prepaid expenses and other current assets	27,471	24,030
Total current assets	2,043,280	1,735,807

Property and equipment, at cost, net	916,544	871,421

Investments	126,547	329,692
Goodwill	1,273,594	1,195,612
Service contracts, net	70,183	42,434
Other assets, net	20,644	17,494
	$4,450,792	$4,192,460

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$134,843	$109,607
Accrued compensation and related liabilities	65,886	88,423
Accrued liabilities	443,713	309,935
Income taxes, current	236,539	—
Liabilities held for sale	—	704
Long-term debt due within one year	250,000	—
Total current liabilities	1,130,981	508,669

Long-term liabilities:
Long-term debt due after one year	1,050,000	1,300,000
Deferred income taxes	227,465	339,327
Accrued liabilities	117,818	112,009
Total long-term liabilities	1,395,283	1,751,336

Shareholders’ equity:
Preferred stock, no par value:	—	—
100,000 shares authorized, none outstanding
Common stock, no par value:	394,728	329,248
425,000,000 shares authorized
FY 2016: 179,217,524 issued and 108,103,084 outstanding
FY 2015: 178,117,334 issued and 111,702,949 outstanding
Paid-in capital	165,653	157,183
Retained earnings	4,557,245	4,227,620
Treasury stock:	(3,175,418)	(2,773,125)
FY 2016: 71,114,440 shares
FY 2015: 66,414,385 shares
Accumulated other comprehensive loss	(17,680)	(8,471)
Total shareholders’ equity	1,924,528	1,932,455
	$4,450,792	$4,192,460
See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	November 30, 2015	November 30, 2014
Cash flows from operating activities:
Net income	$445,281	$230,520
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	73,130	70,451
Amortization of intangible assets	7,764	7,702
Stock-based compensation	40,241	24,785
Gain on Storage Transactions	(15,786)	(34,137)
Loss (gain) on investment in Shred-it Partnership	24,288	(6,619)
Gain on sale of investment in Shred-it Partnership	(374,026)	—
Gain on sale of stock of an equity method investment	—	(21,739)
Deferred income taxes	(98,423)	10,346
Change in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(39,418)	(12,747)
Inventories, net	(19,841)	14,847
Uniforms and other rental items in service	(10,893)	(23,473)
Prepaid expenses and other current assets	(2,369)	(2,622)
Accounts payable	19,368	27,982
Accrued compensation and related liabilities	(22,771)	(25,111)
Accrued liabilities and other	1,041	24,780
Income taxes, current	237,451	7,608
Net cash provided by operating activities	265,037	292,573

Cash flows from investing activities:
Capital expenditures	(121,817)	(113,025)
Proceeds from redemption of marketable securities	212,081	—
Purchase of marketable securities and investments	(271,341)	(11,978)
Proceeds from Storage Transactions, net of cash contributed	35,338	153,996
Proceeds from Shredding Transaction	—	3,344
Proceeds from sale of investment in Shred-it Partnership	578,257	—
Proceeds from sale of stock of an equity method investment	—	29,933
Dividends received on equity method investment	—	5,247
Acquisitions of businesses, net of cash acquired	(121,237)	(3,015)
Other, net	1,987	1,681
Net cash provided by investing activities	313,268	66,183

Cash flows from financing activities:
Repayment of debt	(16)	(364)
Proceeds from exercise of stock-based compensation awards	17,444	22,472
Repurchase of common stock	(402,293)	(63,573)
Other, net	646	1,758
Net cash used in financing activities	(384,219)	(39,707)

Effect of exchange rate changes on cash and cash equivalents	(4,374)	(5,613)

Net increase in cash and cash equivalents	189,712	313,436

Cash and cash equivalents at beginning of period	417,073	513,288

Cash and cash equivalents at end of period	$606,785	$826,724
 See accompanying notes.

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1.             Basis of Presentation

The consolidated condensed financial statements of Cintas Corporation (Cintas, the Company, we, us or our) included herein have been prepared by Cintas, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations.  While we believe that the disclosures are adequately presented, it is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2015. A summary of our significant accounting policies is presented beginning on page 37 of that report. There have been no material changes in the accounting policies followed by Cintas during the current fiscal year other than the adoption of new accounting pronouncements discussed in Note 2.  Additionally, see Note 12 entitled Segment Information for discussion of the change in reportable operating segments in the first quarter of fiscal 2016.

Interim results are subject to variations and are not necessarily indicative of the results of operations for a full fiscal year. In the opinion of management, adjustments (which include only normal recurring adjustments) necessary for a fair statement of the consolidated results of the interim periods shown have been made.

Cintas' investment in the Shred-it Partnership (Shred-it) is classified as discontinued operations for all periods presented as a result of entering into a definitive agreement on July 15, 2015 to sell the investment. In the quarter ended November 30, 2015, Cintas completed the sale of its investment in Shred-it. During fiscal 2015, Cintas sold its document imaging and retention services (Storage) business and, as a result, its operations are also classified as discontinued operations for all periods presented. See Note 13 entitled Discontinued Operations for more information.

As disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2015, inventories are valued at the lower of cost (first-in, first-out) or market. Inventory is comprised of the following amounts at:

(In thousands)	November 30, 2015	May 31, 2015

Raw materials	$18,222	$16,935
Work in process	18,344	17,079
Finished goods	214,911	192,197
	$251,477	$226,211

2.             New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2014-09, ‘‘Revenue from Contracts with Customers (Topic 606),’’ to clarify revenue recognition principles. This guidance is intended to improve disclosure requirements and enhance the comparability of revenue recognition practices. Improved disclosures under the amended guidance relate to the nature, amount, timing and uncertainty of revenue that is recognized from contracts with customers. This guidance will be effective for reporting periods beginning after December 15, 2017 and will be required to be applied retrospectively. Early application of the amendments in this update is not permitted. Cintas is currently evaluating the impact that ASU 2014-09 will have on its consolidated condensed financial statements.

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,”  which amended accounting guidance related to the reporting of discontinued operations and disclosures of disposals of components of an entity. The amended guidance changes the thresholds for disposals to qualify as discontinued operations and requires additional disclosures. This guidance is effective for reporting periods beginning after December 15, 2014 and is required to be applied prospectively.  Cintas adopted ASU 2014-08 during the quarter ended August 31, 2015 and applied the amended accounting guidance to its investment in Shred-it and will apply it to future transactions, as appropriate.

In April 2015, the FASB issued ASU 2015-17, “Balance Sheet Classifications of Deferred Taxes,”  which amended accounting guidance related to the presentation of deferred tax liabilities and assets. The amended guidance requires that all deferred tax liabilities and assets be classified as noncurrent on the balance sheet. This guidance is effective for reporting periods beginning after December 15, 2016; however, early adoption is permitted. This guidance can also be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. Cintas adopted ASU 2015-17 during the quarter ended November 30, 2015 and has applied this amended accounting guidance to its deferred tax liabilities and assets for all periods presented.

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

3.             Fair Value Measurements

All financial instruments that are measured at fair value on a recurring basis (at least annually) have been classified within the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the consolidated balance sheet date. These financial instruments measured at fair value on a recurring basis are summarized below:

	As of November 30, 2015
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$556,809	$49,976	$—	$606,785
Marketable securities:
Canadian treasury securities	—	65,826	—	65,826
Total assets at fair value	$556,809	$115,802	$—	$672,611

	As of May 31, 2015
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$417,073	$—	$—	$417,073
Marketable securities:
Canadian treasury securities	—	16,081	—	16,081
Total assets at fair value	$417,073	$16,081	$—	$433,154

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

The types of financial instruments Cintas classifies within Level 2 are primarily high grade domestic commercial paper and Canadian treasury securities (federal). The valuation technique used for Cintas’ marketable securities classified within Level 2 of the fair value hierarchy is primarily the market approach. The primary inputs to value Cintas’ marketable securities are the respective instrument's future cash flows based on its stated yield and the amount a market participant would pay for a similar instrument. Primarily all of Cintas’ marketable securities are actively traded and the recorded fair value reflects current market conditions. However, due to the inherent volatility in the investment market, there is at least a possibility that recorded investment values may change in the near term.

The funds invested in Canadian treasury securities are not presently expected to be repatriated, but instead are expected to be invested indefinitely in foreign subsidiaries. Interest, realized gains and losses and declines in value determined to be other than temporary on available-for-sale securities are included in interest income or expense. The cost of the securities sold is based on the specific identification method. The amortized cost basis of marketable securities as of November 30, 2015 and May 31, 2015 was $65.8 million and $16.1 million, respectively. All outstanding marketable securities at November 30, 2015 and May 31, 2015 had contractual maturities due within one year.

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
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis as required under GAAP. The Company's acquisition of ZEE Medical, Inc. (ZEE) was recorded at fair value. See Note 9 entitled Acquisitions for additional information on the measurement of the ZEE assets acquired.

4.             Investments

Investments at November 30, 2015 of $126.5 million include the cash surrender value of insurance policies of $108.8 million, equity method investments of $15.5 million, and cost method investments of $2.2 million. Investments at May 31, 2015 of $329.7 million include the cash surrender value of insurance policies of $101.8 million, equity method investments of $225.7 million and cost method investments of $2.2 million.

Effective August 31, 2015, Cintas' investment in Shred-it was classified as discontinued operations as a result of Cintas entering into a definitive agreement to sell its investment. In the quarter ended November 30, 2015, Cintas completed the transaction to sell its investment in Shred-it. Cash proceeds received at the closing of the transaction totaled $578.3 million dollars. The transaction involved contingent consideration that the Company has an opportunity to receive if specified future events occur. Because of the uncertainty surrounding the future events, these amounts represent gain contingencies that have not been recorded. As allowed under applicable accounting guidance, the May 31, 2015 consolidated condensed balance sheet amounts for these assets and liabilities remain in their natural classifications. See Note 13 entitled Discontinued Operations.

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

Investments are evaluated for impairment on an annual basis or when indicators of impairment exist. For the six months ended November 30, 2015 and 2014, no losses due to impairment were recorded.

5.             Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations using the two-class method for amounts attributable to Cintas’ common shares:

	Three Months Ended		Six Months Ended
(In thousands except per share data)	November 30, 2015	November 30, 2014	November 30, 2015	November 30, 2014

Basic Earnings per Share from Continuing Operations
Income from continuing operations	$115,453	$103,701	$221,651	$209,606
Less: income from continuing operations allocated to participating securities	1,887	1,342	3,629	1,933
Income from continuing operations available to common shareholders	$113,566	$102,359	$218,022	$207,673
Basic weighted average common shares outstanding	108,301	117,115	109,455	116,887

Basic earnings per share from continuing operations	$1.05	$0.88	$1.99	$1.78

	Three Months Ended		Six Months Ended
(In thousands except per share data)	November 30, 2015	November 30, 2014	November 30, 2015	November 30, 2014

Diluted Earnings per Share from Continuing Operations
Income from continuing operations	$115,453	$103,701	$221,651	$209,606
Less: income from continuing operations allocated to participating securities	1,887	1,342	3,629	1,933
Income from continuing operations available to common shareholders	$113,566	$102,359	$218,022	$207,673
Basic weighted average common shares outstanding	108,301	117,115	109,455	116,887
Effect of dilutive securities – employee stock options	1,812	1,540	1,685	1,447
Diluted weighted average common shares outstanding	110,113	118,655	111,140	118,334

Diluted earnings per share from continuing operations	$1.03	$0.86	$1.96	$1.75

Basic and diluted earnings per share from discontinued operations were $2.06 and $2.03, respectively, for the three months ended November 30, 2015, and both basic and diluted earnings per share were $0.14 for the three months ended November 30, 2014. Basic and diluted earnings per share from discontinued operations were $2.01 and $1.98, respectively for the six months ended November 30, 2015, and both basic and diluted earnings per share from discontinued operations were $0.18 for the six months ended November 30, 2014.

For the three months ended November 30, 2015 and 2014, options granted to purchase 0.3 million and 0.5 million shares of Cintas common stock, respectively, were excluded from the computation of diluted earnings per share. For the six months ended November 30, 2015 and 2014, options granted to purchase 0.4 million and 0.6 million shares of Cintas common stock, respectively, were excluded from the computation of diluted earnings per share. The exercise prices of these options were greater than the average market price of the common stock (anti-dilutive).

On January 13, 2015, we announced that the Board of Directors authorized a $500.0 million share buyback program, which does not have an expiration date. The January 13, 2015 share buyback program was completed during the second quarter of fiscal 2016. From the inception of the January 13, 2015 share buyback program through September 2015, Cintas purchased a total of 5.9 million shares of Cintas common stock at an average price of $84.07 per share for a total purchase price of $500.0 million. On August 4, 2015, we announced that the Board of Directors authorized a new $500.0 million share buyback program. The following table summarizes the buyback activity by program and fiscal period:

(In thousands except per share data)	Three Months Ended November 30, 2015			Six Months Ended November 30, 2015
Buyback Program	Shares	Avg. Price per Share	Purchase Price	Shares	Avg. Price per Share	Purchase Price

January 13, 2015	713	$84.74	$60,409	3,078	$85.44	$262,937
August 4, 2015	1,396	$85.94	$119,981	1,396	$85.94	$119,981
	2,109	$85.53	$180,390	4,474	$85.59	$382,918

In the period subsequent to November 30, 2015 through January 8, 2016, we did not purchase any shares of Cintas common stock. In addition, for the six months ended November 30, 2015, Cintas acquired 0.2 million shares of Cintas common stock for employee payroll taxes due on restricted stock awards that vested during the six months ended November 30, 2015. These shares were acquired at an average price of $85.63 per share for a total purchase price of $19.4 million. Of the total purchase price, $0.3 million occurred in the three months ended November 30, 2015.

6.             Goodwill, Service Contracts and Other Assets

Effective June 1, 2015, Cintas realigned its organizational structure and updated its reportable operating segments in light of certain changes in its business, including the acquisition of ZEE. Cintas’ updated reportable operating segments are Uniform Rental and Facility Services and First Aid and Safety Services. The remainder of Cintas’ business, which consists primarily of Fire Protection Services and its Direct Sale business, are included in All Other. For additional information regarding Cintas’ realignment and reportable operating segment determination, see Note 12 entitled Segment Information.

As a result of Cintas’ segment realignment, the composition of Cintas’ reporting units for the evaluation of goodwill impairment also changed. Historically, Cintas’ reporting units were the same as the reportable operating segments, Rental Uniforms and Ancillary Products, Uniform Direct Sales and First Aid, Safety and Fire Protection Services. Effective June 1, 2015, Cintas identified five reporting units for purposes of evaluating goodwill impairment, Uniform Rental and Facility Services, First Aid and Safety Services, and three reporting units within All Other. As a result of the change in reporting units, Cintas was required to perform an interim impairment test on Goodwill at June 1, 2015.  There was no impairment recorded as a result of the interim impairment test.

As the composition of the reporting units changed, the Company allocated historical goodwill to the new reporting units based on a relative fair value allocation approach. Fair value of each reporting unit was determined using a combination of the market approach and the income approach. Under the market approach, fair value is based on revenue and earnings multiples for guideline public companies in the reporting unit's peer group. Under the income approach, value is dependent on the present value of net cash flows to be derived from the ownership. The relative fair value allocation approach yielded the following allocation of total goodwill as of June 1, 2015: Uniform Rental and Facility Services reportable operating segment goodwill of $943.9 million, First Aid and Safety Services reportable operating segment goodwill of $155.0 million and All Other goodwill of $96.7 million.

Changes in the carrying amount of goodwill and service contracts for the six months ended November 30, 2015, by reportable operating segment and All Other, are as follows:

Goodwill (in thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Total

Balance as of June 1, 2015	$943,909	$154,954	$96,749	$1,195,612
Goodwill acquired	—	79,248	54	79,302
Foreign currency translation	(983)	(285)	(52)	(1,320)
Balance as of November 30, 2015	$942,926	$233,917	$96,751	$1,273,594

Service Contracts (in thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Total

Balance as of June 1, 2015	$6,677	$1,576	$34,181	$42,434
Service contracts acquired	—	34,000	940	34,940
Service contracts amortization	(2,146)	(1,424)	(3,559)	(7,129)
Foreign currency translation	—	(62)	—	(62)
Balance as of November 30, 2015	$4,531	$34,090	$31,562	$70,183

Information regarding Cintas’ service contracts and other assets is as follows:

	As of November 30, 2015
(In thousands)	Carrying Amount	Accumulated Amortization	Net

Service contracts	$374,292	$304,109	$70,183

Noncompete and consulting agreements	$42,262	$40,662	$1,600
Other	27,529	8,485	19,044
Total other assets	$69,791	$49,147	$20,644

	As of May 31, 2015
(In thousands)	Carrying Amount	Accumulated Amortization	Net

Service contracts	$340,816	$298,382	$42,434

Noncompete and consulting agreements	$41,828	$40,379	$1,449
Other	23,595	7,550	16,045
Total other assets	$65,423	$47,929	$17,494

Amortization expense for continuing operations was $4.2 million and $3.5 million for the three months ended November 30, 2015 and 2014, respectively. Amortization expense for continuing operations was $7.8 million and $7.0 million for the six months ended November 30, 2015 and 2014, respectively. Estimated amortization expense for continuing operations, excluding any future acquisitions, for each of the next five full fiscal years is $14.6 million, $11.2 million, $10.2 million, $9.6 million and $9.2 million, respectively.

7.             Debt, Derivatives and Hedging Activities

Cintas' senior notes are recorded at cost. The fair value of the senior notes is estimated using Level 2 inputs based on general market prices. The carrying value and fair value of Cintas' senior notes as of November 30, 2015 were $1,300.0 million and $1,401.8 million, respectively, and as of May 31, 2015 were $1,300.0 million and $1,418.6 million, respectively.

Cintas’ commercial paper program has a capacity of $300.0 million that is fully supported by a backup revolving credit facility through a credit agreement with its banking group. This revolving credit facility has an accordion feature that allows for a maximum borrowing capacity of $450.0 million and has a maturity date of May 28, 2019. No commercial paper or borrowings on our revolving credit facility were outstanding as of November 30, 2015 or May 31, 2015.

Cintas used interest rate lock agreements to hedge against movements in the treasury rates at the time Cintas issued its senior notes in fiscal 2007, fiscal 2008, fiscal 2011 and fiscal 2013. The amortization of the cash flow hedges resulted in an increase to other comprehensive income of $0.5 million for the three months ended November 30, 2015 and 2014 and $1.0 million for the six months ended November 30, 2015 and 2014.

To hedge the exposure of movements in the foreign currency rates, Cintas may use foreign currency hedges. These hedges reduce the impact on cash flows from movements in the foreign currency exchange rates. Examples of foreign currency hedge instruments that Cintas may use are average rate options and forward contracts. Cintas had no foreign currency forward contracts as of November 30, 2015 or May 31, 2015.

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

8.             Income Taxes

In the normal course of business, Cintas provides for uncertain tax positions and the related interest, and adjusts its unrecognized tax benefits and accrued interest accordingly. During the three months ended November 30, 2015, unrecognized tax benefits increased by approximately $0.6 million and accrued interest increased by $0.1 million. During the six months ended November 30, 2015, unrecognized tax benefits increased by approximately $1.1 million and accrued interest increased by approximately $0.2 million.

All U.S. federal income tax returns are closed to audit through fiscal 2011. Cintas is currently in advanced stages of its U.S. federal audit and various audits in certain foreign jurisdictions and certain domestic states. The years under foreign and domestic state audits cover fiscal years back to 2009. Based on the resolution of the various audits and other potential regulatory developments, it is reasonably possible that the balance of unrecognized tax benefits will decrease by $1.0 million for the fiscal year ending May 31, 2016.

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

9.             Acquisitions

On August 1, 2015, the Company acquired all of the shares of ZEE for acquisition-date fair value consideration of $134.0 million, consisting of cash of $120.6 million and contingent consideration, subject to certain holdback provisions of $13.4 million. ZEE will operate within the First Aid and Safety Services reportable operating segment. This acquisition expands our footprint in van delivered first aid, safety, training and emergency products and allows us to serve an even greater number of customers in North America.

The table below summarizes the purchase price allocation of ZEE as determined by management with the assistance of third-party valuation specialists. Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. None of the goodwill is expected to be deductible for income tax purposes. The assets acquired and liabilities assumed are valued at the estimated fair value at the acquisition date as required by GAAP.

(In thousands)

Assets:
Cash and cash equivalents	$333
Accounts receivable	16,705
Inventory	5,987
Other current assets	1,443
Property, plant and equipment	1,331
Goodwill	79,248
Service contracts	34,000
Other intangibles	4,500
Liabilities:
Accounts payable	(7,195)
Accrued liabilities	(2,352)
Total Consideration	$134,000

The estimated useful life of the acquired service contracts is 10 years.

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

The results of operations of ZEE are not material to the consolidated financial statements.

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

Cintas is party to additional litigation not considered in the ordinary course of business, including the litigation discussed below. Cintas is a defendant in a purported Equal Employment Opportunity Commission (EEOC) systemic gender discrimination lawsuit, Mirna E. Serrano, et al. v. Cintas Corporation (Serrano), filed on May 10, 2004, and pending in the United States District Court, Eastern District of Michigan, Southern Division. The Serrano plaintiffs alleged that Cintas discriminated against women in hiring into various service sales representative (SSR) positions in the Rental Uniforms and Ancillary Products operating segment. On November 15, 2005, the EEOC intervened in the Serrano lawsuit. The Serrano plaintiffs seek lost pay, injunctive relief, compensatory damages, punitive damages, attorneys' fees and other remedies on behalf of unsuccessful female candidates for SSR positions. On October 27, 2008, the United States District Court in the Eastern District of Michigan granted summary judgment in favor of Cintas limiting the scope of the action to female applicants for SSR positions at Cintas locations within the state of Michigan. Consequently, all claims brought by or on behalf of female applicants for SSR positions outside of the state of Michigan were dismissed. Similarly, any claims brought by the EEOC on behalf of similarly situated female applicants outside of the state of Michigan have also been dismissed from the Serrano lawsuit. In September 2010, the Court in Serrano dismissed all private individual claims and all claims of the EEOC and the 13 individuals it claimed to represent. The EEOC appealed the District Court's summary judgment decisions and various other rulings to the United States Court of Appeals for the Sixth Circuit. On November 9, 2012, the Sixth Circuit Court of Appeals reversed the District Court's opinion and remanded the claims back to the District Court. On April 16, 2013, Cintas filed with the United States Supreme Court a Petition for a Writ of Certiorari seeking to review the judgment of the United States Court of Appeals for the Sixth Circuit. On October 7, 2013, the Court denied Cintas’ Petition, thus remanding the claims back to the District Court consistent with the Sixth Circuit Court’s November 9, 2012 decision. The parties have agreed to a settlement, and on November 25, 2015, the District Court approved the entry of a Consent Decree between EEOC and Cintas Corporation settling the case. The settlement was not material to Cintas' continuing operations.

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

11. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss), net of tax:

(In thousands)	Foreign Currency	Unrealized Loss on Derivatives	Other	Total

Balance at June 1, 2015	$2,987	$(10,626)	$(832)	$(8,471)
Other comprehensive loss before reclassifications	(12,013)	—	(8)	(12,021)
Amounts reclassified from accumulated other comprehensive income (loss)	—	488	—	488
Net current period other comprehensive (loss) income	(12,013)	488	(8)	(11,533)
Balance at August 31, 2015	(9,026)	(10,138)	(840)	(20,004)
Other comprehensive loss before reclassifications	(4,626)	—	(10)	(4,636)
Amounts reclassified from accumulated other comprehensive income (loss)	6,472	488	—	6,960
Net current period other comprehensive income (loss)	1,846	488	(10)	2,324
Balance at November 30, 2015	$(7,180)	$(9,650)	$(850)	$(17,680)

(In thousands)	Foreign Currency	Unrealized Loss on Derivatives	Other	Total

Balance at June 1, 2014	$41,525	$(12,615)	$(482)	$28,428
Other comprehensive (loss) income before reclassifications	(2,115)	17	—	(2,098)
Amounts reclassified from accumulated other comprehensive income (loss)	—	488	—	488
Net current period other comprehensive (loss) income	(2,115)	505	—	(1,610)
Balance at August 31, 2014	39,410	(12,110)	(482)	26,818
Other comprehensive (loss) income before reclassifications	(9,778)	(21)	3	(9,796)
Amounts reclassified from accumulated other comprehensive income (loss)	—	488	—	488
Net current period other comprehensive (loss) income	(9,778)	467	3	(9,308)
Balance at November 30, 2014	$29,632	$(11,643)	$(479)	$17,510

The following table summarizes the reclassifications out of accumulated other comprehensive (loss) income:

Reclassifications out of Accumulated Other Comprehensive (Loss) Income

Details about Accumulated Other Comprehensive (Loss) Income Components	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income				Affected Line in the Consolidated Condensed Statements of Income

	Three Months Ended		Six Months Ended
(In thousands)	November 30, 2015	November 30, 2014	November 30, 2015	November 30, 2014

Amortization of interest rate locks	$(783)	$(783)	$(1,565)	$(1,565)	Interest expense
Tax benefit	295	295	589	589	Income taxes
Amortization of interest rate locks, net of tax	$(488)	$(488)	$(976)	$(976)	Net of tax

	Three Months Ended		Six Months Ended
(In thousands)	November 30, 2015	November 30, 2014	November 30, 2015	November 30, 2014

Cumulative translation adjustment on investment in Shred-it	$(10,381)	$—	$(10,381)	$—	Income from discontinued operations
Tax benefit	3,909	—	3,909	—	Income from discontinued operations
Cumulative translation adjustment on investment in Shred-it, net of tax	$(6,472)	$—	$(6,472)	$—	Net of tax

12.      Segment Information

GAAP requires companies to evaluate their reportable operating segments periodically and when certain events occur. As a result of a recent evaluation, effective June 1, 2015, Cintas realigned its organizational structure and updated its reportable operating segments in light of certain changes in its business including the acquisition of ZEE in the first quarter of fiscal 2016. Cintas’ updated reportable operating segments are Uniform Rental and Facility Services and First Aid and Safety Services. The Uniform Rental and Facility Services reportable operating segment consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items.  In addition to these rental items, restroom cleaning services and supplies, carpet and tile cleaning services and the sale of items from our catalogs to our customers on route are included within this reportable operating segment. The First Aid and Safety Services reportable operating segment consists of first aid and safety products and services. The remainder of Cintas’ business, which consists primarily of Fire Protection Services and its Direct Sale business, is included in All Other. All prior fiscal year results presented in the table below have been restated to reflect these new segments.

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

Cintas evaluates the performance of each operating segment based on several factors of which the primary financial measures are operating segment revenue and income before income taxes. The accounting policies of the operating segments are the same as those described in Note 1 entitled Basis of Presentation. Information related to the operations of Cintas’ operating segments is set forth below:

(In thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Corporate (1)	Total

For the three months ended November 30, 2015
Revenue	$937,704	$120,438	$160,938	$—	$1,219,080
Income (loss) before income taxes	$169,295	$14,847	$16,207	$(16,060)	$184,289

For the three months ended November 30, 2014
Revenue	$891,475	$82,271	$149,633	$—	$1,123,379
Income (loss) before income taxes	$159,567	$11,777	$10,239	$(15,910)	$165,673

As of and for the six months ended November 30, 2015
Revenue	$1,876,112	$219,926	$321,932	$—	$2,417,970
Income (loss) before income taxes	$334,676	$23,439	$27,741	$(32,353)	$353,503
Total assets	$2,995,616	$426,673	$355,892	$672,611	$4,450,792

As of and for the six months ended November 30, 2014
Revenue	$1,765,173	$162,195	$298,088	$—	$2,225,456
Income (loss) before income taxes	$304,383	$20,924	$19,764	$(10,701)	$334,370
Total assets	$2,907,484	$263,996	$336,604	$1,189,487	$4,697,571

(1) Corporate assets include cash and marketable securities in all periods. Corporate assets as of November 30, 2014 include the investment in the Shred-it Partnership and the Storage assets that were classified as held for sale.

13.      Discontinued Operations

Cintas' investment in Shred-it was classified as discontinued operations for all periods presented as a result of entering into a definitive agreement on July 15, 2015 to sell the investment. During fiscal 2015, Cintas sold Storage and, as a result, its operations are also classified as discontinued operations for all periods presented.

In the quarter ended November 30, 2015, we completed the transaction to sell our investment in Shred-it to Stericycle, Inc. Cintas’ share of the proceeds from the sale were $578.3 million. Cintas also has the opportunity to receive up to $34.0 million in additional consideration in the future, subject to certain holdback provisions. Because of the uncertainty surrounding the holdback provisions, this amount represents a gain contingency that has not been recorded. As of May 31, 2015, the equity method investment in Shred-it was $210.1 million. Cintas’ carrying value of its investment in Shred-it exceeded its share of the underlying equity in the net assets of Shred-it (basis difference). The basis difference was amortized over the weighted average estimated useful lives of the underlying assets which generated the basis difference (approximately 9 years) and was recorded as a reduction in our share of income from Shred-it, net of tax. For the six months ended November 30, 2015, Cintas recorded a net loss on the investment in Shred-it of $24.3 million, which included amortization of basis differences of approximately $4.8 million. After the sale of Shred-it, the basis difference no longer exists and Cintas will no longer record income or loss from Shred-it.

In the first quarter of fiscal 2015, Cintas received additional proceeds related to the contribution of its shredding business to Shred-it. The Company realized a $3.9 million gain, net of tax, as a result of the additional consideration received.

In fiscal 2015, Cintas sold Storage, excluding related real estate owned by Cintas, in three separate transactions to three separate buyers. Certain real estate owned by Cintas is being leased by the buyers. These lease payments do not represent a material direct cash flow of the disposed Storage business and therefore do not impact the classification of the Storage business as a discontinued operation. On July 10, 2015, Cintas sold the remaining Storage assets classified as held for sale. During the three months ended November 30, 2015, Cintas received additional proceeds related to contingent consideration on the sale of Storage. The Company realized a pre-tax gain of $10.9 million as a result of the additional consideration received. For the six months ended November 30, 2015, Cintas received proceeds of $24.4 million from the sale of the remaining Storage assets previously classified as held for sale and realized a pre-tax gain of $4.8 million on the sale.

Following is selected financial information included in net income from discontinued operations for the Shredding and Storage businesses:

	Three Months Ended		Six Months Ended
(In thousands)	November 30, 2015	November 30, 2014	November 30, 2015	November 30, 2014(1)

Revenue	$—	$10,594	$—	$31,379

Income (loss) before income taxes	845	(5,687)	1,082	(5,112)
Income tax (expense) benefit	(336)	2,206	(421)	1,966
Gain on Storage Transactions	10,943	34,137	15,786	34,137
(Loss) gain on investment in Shred-it Partnership(1)	(9,772)	—	(24,288)	6,619
Gain on sale of investment in Shred-it Partnership	374,026	—	374,026	—
Income tax expense on net gain (loss)	(146,059)	(13,945)	(142,555)	(16,696)
Net income from discontinued operations	$229,647	$16,711	$223,630	$20,914
(1) Results for the three and six months ended November 30, 2014 related to the gain on the investment in Shred-it Partnership were previously presented in continuing operations and were reclassified to discontinued operations as previously discussed.

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

Condensed consolidating financial statements for Cintas, Corp. 2, the subsidiary guarantors and non-guarantors are presented on the following pages:

Condensed Consolidating Income Statement
Three Months Ended November 30, 2015
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Uniform rental and facility services	$—	$723,216	$199,877	$53,674	$(39,063)	$937,704
Other	—	394,257	740	17,516	(131,137)	281,376
Equity in net income of affiliates	115,453	—	—	—	(115,453)	—
	115,453	1,117,473	200,617	71,190	(285,653)	1,219,080
Costs and expenses (income):
Cost of uniform rental and facility services	—	455,311	112,832	37,596	(79,648)	526,091
Cost of other	—	248,687	(8,734)	10,655	(85,019)	165,589
Selling and administrative expenses	—	345,802	(30,159)	16,140	(4,732)	327,051
Operating income	115,453	67,673	126,678	6,799	(116,254)	200,349

Interest income	—	(12)	(68)	(31)	—	(111)
Interest expense (income)	—	16,427	(256)	—	—	16,171

Income before income taxes	115,453	51,258	127,002	6,830	(116,254)	184,289
Income taxes	—	18,751	47,071	3,042	(28)	68,836
Income from continuing operations	115,453	32,507	79,931	3,788	(116,226)	115,453

Income (loss) from discontinued operations, net of tax	229,647	234,604	—	(4,957)	(229,647)	229,647

Net income (loss)	$345,100	$267,111	$79,931	$(1,169)	$(345,873)	$345,100

Condensed Consolidating Income Statement
Three Months Ended November 30, 2014
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Uniform rental and facility services	$—	$678,360	$188,424	$59,311	$(34,620)	$891,475
Other	—	348,293	525	15,332	(132,246)	231,904
Equity in net income of affiliates	103,701	—	—	—	(103,701)	—
	103,701	1,026,653	188,949	74,643	(270,567)	1,123,379
Costs and expenses (income):
Cost of uniform rental and facility services	—	429,237	104,226	40,756	(68,396)	505,823
Cost of other	—	222,407	(6,194)	8,963	(89,044)	136,132
Selling and administrative expenses	—	308,653	(19,158)	18,450	(8,104)	299,841
Operating income	103,701	66,356	110,075	6,474	(105,023)	181,583

Interest income	—	(5)	(15)	—	1	(19)
Interest expense (income)	—	16,435	(497)	(9)	—	15,929

Income before income taxes	103,701	49,926	110,587	6,483	(105,024)	165,673
Income taxes	—	18,548	41,842	1,601	(19)	61,972
Income from continuing operations	103,701	31,378	68,745	4,882	(105,005)	103,701

Income from discontinued operations, net of tax	16,711	14,956	—	1,755	(16,711)	16,711

Net income	$120,412	$46,334	$68,745	$6,637	$(121,716)	$120,412

Condensed Consolidating Income Statement
Six Months Ended November 30, 2015
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Uniform rental and facility services	$—	$1,444,545	$402,142	$107,686	$(78,261)	$1,876,112
Other	—	766,868	2,033	32,327	(259,370)	541,858
Equity in net income of affiliates	221,651	—	—	—	(221,651)	—
	221,651	2,211,413	404,175	140,013	(559,282)	2,417,970
Costs and expenses (income):
Cost of uniform rental and facility services	—	895,891	229,664	74,953	(155,914)	1,044,594
Cost of other	—	486,056	(17,377)	20,225	(167,072)	321,832
Selling and administrative expenses	—	692,878	(49,014)	34,020	(12,196)	665,688
Operating income	221,651	136,588	240,902	10,815	(224,100)	385,856

Interest income	—	(12)	(116)	(102)	—	(230)
Interest expense (income)	—	32,802	(218)	(1)	—	32,583

Income before income taxes	221,651	103,798	241,236	10,918	(224,100)	353,503
Income taxes	—	38,340	89,662	3,903	(53)	131,852
Income from continuing operations	221,651	65,458	151,574	7,015	(224,047)	221,651

Income (loss) from discontinued operations, net of tax	223,630	229,281	—	(5,651)	(223,630)	223,630

Net income	$445,281	$294,739	$151,574	$1,364	$(447,677)	$445,281

Condensed Consolidating Income Statement
Six Months Ended November 30, 2014
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Uniform rental and facility services	$—	$1,344,234	$371,605	$119,172	$(69,838)	$1,765,173
Other	—	684,773	1,006	29,076	(254,572)	460,283
Equity in net income of affiliates	209,606	—	—	—	(209,606)	—
	209,606	2,029,007	372,611	148,248	(534,016)	2,225,456
Costs and expenses (income):
Cost of uniform rental and facility services	—	837,608	215,148	81,038	(137,296)	996,498
Cost of other	—	440,349	(16,851)	17,920	(171,830)	269,588
Selling and administrative expenses	—	622,655	(33,164)	37,524	(12,716)	614,299
Operating income	209,606	128,395	207,478	11,766	(212,174)	345,071

Gain on sale of stock of an equity method investment	—	—	21,739	—	—	21,739

Interest income	—	(10)	(63)	—	1	(72)
Interest expense (income)	—	32,844	(327)	(5)	—	32,512

Income before income taxes	209,606	95,561	229,607	11,771	(212,175)	334,370
Income taxes	—	35,296	85,846	3,652	(30)	124,764
Income from continuing operations	209,606	60,265	143,761	8,119	(212,145)	209,606

Income from discontinued operations, net of tax	20,914	19,219	—	1,695	(20,914)	20,914

Net income	$230,520	$79,484	$143,761	$9,814	$(233,059)	$230,520

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended November 30, 2015
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income (loss)	$345,100	$267,111	$79,931	$(1,169)	$(345,873)	$345,100

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	—	—	—	(4,626)	—	(4,626)
Cumulative translation adjustment on investment in Shred-it	—	5,875	—	597	—	6,472
Amortization of interest rate lock agreements	—	488	—	—	—	488
Change in fair value of available-for-sale securities	—	—	—	(10)	—	(10)

Other comprehensive income (loss)	—	6,363	—	(4,039)	—	2,324

Comprehensive income (loss)	$345,100	$273,474	$79,931	$(5,208)	$(345,873)	$347,424

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended November 30, 2014
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$120,412	$46,334	$68,745	$6,637	$(121,716)	$120,412

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	—	—	—	(9,778)	—	(9,778)
Change in fair value of derivatives	—	—	—	(21)	—	(21)
Amortization of interest rate lock agreements	—	488	—	—	—	488
Change in fair value of available-for-sale securities	—	—	—	3	—	3

Other comprehensive income (loss)	—	488	—	(9,796)	—	(9,308)

Comprehensive income (loss)	$120,412	$46,822	$68,745	$(3,159)	$(121,716)	$111,104

Condensed Consolidating Statement of Comprehensive Income
Six Months Ended November 30, 2015
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$445,281	$294,739	$151,574	$1,364	$(447,677)	$445,281

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	—	—	—	(16,639)	—	(16,639)
Cumulative translation adjustment on investment in Shred-it	—	5,875	—	597	—	6,472
Amortization of interest rate lock agreements	—	976	—	—	—	976
Change in fair value of available-for-sale securities	—	—	—	(18)	—	(18)

Other comprehensive income (loss)	—	6,851	—	(16,060)	—	(9,209)

Comprehensive income (loss)	$445,281	$301,590	$151,574	$(14,696)	$(447,677)	$436,072

Condensed Consolidating Statement of Comprehensive Income
Six Months Ended November 30, 2014
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$230,520	$79,484	$143,761	$9,814	$(233,059)	$230,520

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	—	—	—	(11,893)	—	(11,893)
Change in fair value of derivatives	—	—	—	(4)	—	(4)
Amortization of interest rate lock agreements	—	976	—	—	—	976
Change in fair value of available-for-sale securities	—	—	—	3	—	3

Other comprehensive income (loss)	—	976	—	(11,894)	—	(10,918)

Comprehensive income (loss)	$230,520	$80,460	$143,761	$(2,080)	$(233,059)	$219,602

Condensed Consolidating Balance Sheet
As of November 30, 2015
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$107,831	$464,900	$34,054	$—	$606,785
Marketable securities	—	—	—	65,826	—	65,826
Accounts receivable, net	—	396,511	118,567	34,112	—	549,190
Inventories, net	—	218,921	23,197	9,355	4	251,477
Uniforms and other rental items in service	—	408,474	117,186	35,641	(18,770)	542,531
Prepaid expenses and other current assets	—	6,339	20,085	1,047	—	27,471
Total current assets	—	1,138,076	743,935	180,035	(18,766)	2,043,280

Property and equipment, at cost, net	—	541,903	304,076	70,565	—	916,544

Investments	321,083	1,770,407	902,506	936,126	(3,803,575)	126,547
Goodwill	—	—	1,240,155	33,551	(112)	1,273,594
Service contracts, net	—	68,288	21	1,874	—	70,183
Other assets, net	1,155,878	223,680	2,929,865	9,215	(4,297,994)	20,644
	$1,476,961	$3,742,354	$6,120,558	$1,231,366	$(8,120,447)	$4,450,792

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$(465,247)	$(1,313,619)	$1,849,138	$26,560	$38,011	$134,843
Accrued compensation and related liabilities	—	42,180	19,472	4,234	—	65,886
Accrued liabilities	—	89,580	343,029	11,104	—	443,713
Income taxes, current	—	228,718	7,796	25	—	236,539
Long-term debt due within one year	—	250,317	(317)	—	—	250,000
Total current liabilities	(465,247)	(702,824)	2,219,118	41,923	38,011	1,130,981

Long-term liabilities:
Long-term debt due after one year	—	1,058,135	(8,525)	390	—	1,050,000
Deferred income taxes	—	(418)	220,906	6,977	—	227,465
Accrued liabilities	—	—	116,854	964	—	117,818
Total long-term liabilities	—	1,057,717	329,235	8,331	—	1,395,283
Total shareholders’ equity	1,942,208	3,387,461	3,572,205	1,181,112	(8,158,458)	1,924,528
	$1,476,961	$3,742,354	$6,120,558	$1,231,366	$(8,120,447)	$4,450,792

Condensed Consolidating Balance Sheet
As of May 31, 2015
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$74,145	$249,203	$93,725	$—	$417,073
Marketable securities	—	—	—	16,081	—	16,081
Accounts receivable, net	—	358,560	104,964	32,606	—	496,130
Inventories, net	—	193,594	21,149	8,870	2,598	226,211
Uniforms and other rental items in service	—	399,017	117,473	36,478	(18,963)	534,005
Income taxes, current	—	1,191	(339)	84	—	936
Assets held for sale	—	21,341	—	—	—	21,341
Prepaid expenses and other current assets	—	5,514	17,492	1,024	—	24,030
Total current assets	—	1,053,362	509,942	188,868	(16,365)	1,735,807

Property and equipment, at cost, net	—	523,690	275,072	72,659	—	871,421

Investments	321,083	1,956,320	895,393	956,461	(3,799,565)	329,692
Goodwill	—	—	1,180,527	15,197	(112)	1,195,612
Service contracts, net	—	42,400	34	—	—	42,434
Other assets, net	1,154,596	12,373	2,741,950	3,572	(3,894,997)	17,494
	$1,475,679	$3,588,145	$5,602,918	$1,236,757	$(7,711,039)	$4,192,460

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$(465,247)	$(877,042)	$1,391,999	$21,876	$38,021	$109,607
Accrued compensation and related liabilities	—	59,752	23,989	4,682	—	88,423
Accrued liabilities	—	65,022	232,500	13,137	(724)	309,935
Liabilities held for sale	—	704	—	—	—	704
Long-term debt due within one year	—	293	(293)	—	—	—
Total current liabilities	(465,247)	(751,271)	1,648,195	39,695	37,297	508,669

Long-term liabilities:
Long-term debt due after one year	—	1,308,452	(9,766)	590	724	1,300,000
Deferred income taxes	—	(304)	333,929	5,702	—	339,327
Accrued liabilities	—	—	111,105	904	—	112,009
Total long-term liabilities	—	1,308,148	435,268	7,196	724	1,751,336
Total shareholders’ equity	1,940,926	3,031,268	3,519,455	1,189,866	(7,749,060)	1,932,455
	$1,475,679	$3,588,145	$5,602,918	$1,236,757	$(7,711,039)	$4,192,460

Condensed Consolidating Statement of Cash Flows
Six Months Ended November 30, 2015
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Cash flows from operating activities:
Net income	$445,281	$294,739	$151,574	$1,364	$(447,677)	$445,281
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	—	43,675	24,787	4,668	—	73,130
Amortization of intangible assets	—	7,248	337	179	—	7,764
Stock-based compensation	40,241	—	—	—	—	40,241
Gain on Storage Transactions	—	(12,547)	—	(3,239)	—	(15,786)
(Gain) loss on sale of investment in Shred-it Partnership	—	(384,707)	—	10,681	—	(374,026)
Loss on investment in Shred-it Partnership	—	22,470	—	1,818	—	24,288
Deferred income taxes	—	(93,097)	(6,913)	1,587	—	(98,423)
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	—	(24,235)	(13,603)	(1,580)	—	(39,418)
Inventories, net	—	(20,022)	(2,048)	(365)	2,594	(19,841)
Uniforms and other rental items in service	—	(9,457)	287	(1,530)	(193)	(10,893)
Prepaid expenses and other current assets	—	187	(2,593)	37	—	(2,369)
Accounts payable	—	(383,328)	397,834	4,872	(10)	19,368
Accrued compensation and related liabilities	—	(17,572)	(4,517)	(682)	—	(22,771)
Accrued liabilities and other	—	995	666	(1,344)	724	1,041
Income taxes, current	—	229,909	7,442	100	—	237,451
Net cash provided by (used in) operating activities	485,522	(345,742)	553,253	16,566	(444,562)	265,037

Cash flows from investing activities:
Capital expenditures	—	(61,196)	(53,804)	(6,817)	—	(121,817)
Proceeds from redemption of marketable securities	—	—	—	212,081	—	212,081
Purchase of marketable securities and investments	—	(3,437)	(7,549)	(264,365)	4,010	(271,341)
Proceeds from Storage Transactions, net of cash contributed	—	32,099	—	3,239	—	35,338
Proceeds from sale of investment in Shred-it Partnership	—	565,643	—	12,614	—	578,257
Acquisitions of businesses, net of cash acquired	—	(96,465)	—	(24,772)	—	(121,237)
Other, net	(100,673)	(57,883)	(277,201)	(3,532)	441,276	1,987
Net cash (used in) provided by investing activities	(100,673)	378,761	(338,554)	(71,552)	445,286	313,268

Cash flows from financing activities:
Proceeds from issuance of debt	—	—	(55)	55	—	—
Repayment of debt	—	(309)	1,053	(36)	(724)	(16)
Exercise of stock-based compensation awards	17,444	—	—	—	—	17,444
Repurchase of common stock	(402,293)	—	—	—	—	(402,293)
Other, net	—	976	—	(330)	—	646
Net cash (used in) provided by financing activities	(384,849)	667	998	(311)	(724)	(384,219)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(4,374)	—	(4,374)

Net increase (decrease) in cash and cash equivalents	—	33,686	215,697	(59,671)	—	189,712
Cash and cash equivalents at beginning of period	—	74,145	249,203	93,725	—	417,073
Cash and cash equivalents at end of period	$—	$107,831	$464,900	$34,054	$—	$606,785

Condensed Consolidating Statement of Cash Flows
Six Months Ended November 30, 2014
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Cash flows from operating activities:
Net income	$230,520	$79,484	$143,761	$9,814	$(233,059)	$230,520
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	—	38,814	25,972	5,665	—	70,451
Amortization of intangible assets	—	7,251	27	424	—	7,702
Stock-based compensation	24,785	—	—	—	—	24,785
Gain on Storage Transactions	—	(31,113)	—	(3,024)	—	(34,137)
Gain on investment in Shred-it Partnership	—	(6,619)	—	—	—	(6,619)
Gain on sale of stock of an equity method investment	—	—	(21,739)	—	—	(21,739)
Deferred income taxes	—	26	9,073	1,247	—	10,346
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	—	(6,468)	(8,938)	2,659	—	(12,747)
Inventories, net	—	10,737	3,258	(898)	1,750	14,847
Uniforms and other rental items in service	—	(17,000)	(5,155)	(2,101)	783	(23,473)
Prepaid expenses and other current assets	—	327	(2,943)	(6)	—	(2,622)
Accounts payable	—	(144,224)	171,596	605	5	27,982
Accrued compensation and related liabilities	—	(16,742)	(6,148)	(2,221)	—	(25,111)
Accrued liabilities and other	—	(8,174)	28,401	3,807	746	24,780
Income taxes, current	—	11,945	(3,814)	(523)	—	7,608
Net cash provided by (used in) operating activities	255,305	(81,756)	333,351	15,448	(229,775)	292,573

Cash flows from investing activities:
Capital expenditures	—	(49,870)	(57,388)	(5,767)	—	(113,025)
Purchase of marketable securities and investments	—	(2,020)	55,053	—	(65,011)	(11,978)
Proceeds from Storage Transactions, net of cash contributed	—	93,387	—	60,609	—	153,996
Proceeds from Shredding Transaction	—	3,344	—	—	—	3,344
Proceeds from sale of stock of an equity method investment	—	—	29,933	—	—	29,933
Dividends received on equity method investment	—	—	5,247	—	—	5,247
Acquisitions of businesses, net of cash acquired	—	(3,015)	—	—	—	(3,015)
Other, net	(214,210)	44,502	(126,280)	2,137	295,532	1,681
Net cash (used in) provided by investing activities	(214,210)	86,328	(93,435)	56,979	230,521	66,183

Cash flows from financing activities:
Repayment of debt	—	(634)	1,114	(98)	(746)	(364)
Exercise of stock-based compensation awards	22,478	—	—	(6)	—	22,472
Repurchase of common stock	(63,573)	—	—	—	—	(63,573)
Other, net	—	976	—	782	—	1,758
Net cash (used in) provided by financing activities	(41,095)	342	1,114	678	(746)	(39,707)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(5,613)	—	(5,613)

Net increase in cash and cash equivalents	—	4,914	241,030	67,492	—	313,436
Cash and cash equivalents at beginning of period	—	73,540	399,525	40,223	—	513,288
Cash and cash equivalents at end of period	$—	$78,454	$640,555	$107,715	$—	$826,724

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

We pursue the strategy of broadening our customer base in several ways. Cintas has a national sales organization introducing all of its products and services to prospects in all business segments. Our broad range of products and services allows our sales organization to consider any type of business a prospect. We also broaden our customer base through geographic expansion, especially in our first aid and safety service and fire protection businesses. Finally, we evaluate strategic acquisitions as opportunities arise.

RESULTS OF OPERATIONS

Effective June 1, 2015, Cintas classifies its business into two reportable operating segments and places the remainder of its operating segments in an All Other category. Cintas’ two reportable operating segments are Uniform Rental and Facility Services and First Aid and Safety Services. The Uniform Rental and Facility Services operating segment consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops, and shop towels and other ancillary items. In addition to these rental items, restroom cleaning services and supplies and carpet and tile cleaning services are also provided within this operating segment. The First Aid and Safety Services operating segment consists of first aid and safety services. The remainder of Cintas’ business, which consists primarily of Fire Protection Services and its Direct Sale business, is included in All Other. These reporting units consist of fire protection products and services and the direct sale of uniforms and related items. Revenue and income before income taxes for the three and six months ended November 30, 2015 and 2014 for the two reportable operating segments and All Other is presented in Note 12 entitled Segment Information of “Notes to Consolidated Condensed Financial Statements.”

On August 1, 2015, the Company acquired all of the shares of ZEE Medical Inc. (ZEE), a first aid, safety, training and emergency products business that is included in the First Aid and Safety Services reportable operating segment. See Note 9 entitled Acquisitions for additional information. In the quarter ended November 30, 2015, Cintas completed the sale of its investment in the Shred-it Partnership (Shred-it). As a result of this transaction, results from Shred-it are reported under discontinued operations for the three and six months ended November 30, 2015, as well as the same period in the prior fiscal year. Additionally, effective August 31, 2014, Cintas' document imaging and retention services (Storage) business is reported as a discontinued operation for all periods presented and has been excluded from continuing operations and from operating segment results for all periods presented. In the quarter ended November 30, 2014, Cintas sold its Storage business. Please see Note 13 entitled Discontinued Operations of "Notes to Consolidated Financial Statements" for additional information.

Consolidated Results

Three Months Ended November 30, 2015 Compared to Three Months Ended November 30, 2014

Total revenue increased 8.5% for the three months ended November 30, 2015 over the same period in the prior fiscal year, from $1,123.4 million to $1,219.1 million. Revenue increased organically by 6.5% as a result of increased sales volume. Organic growth adjusts for the impact of acquisitions and foreign currency exchange rate fluctuations. Total revenue was positively impacted by 2.9% due to acquisitions and negatively impacted by 0.9% due to foreign currency exchange rate fluctuations in the period ended November 30, 2015 compared to the period ended November 30, 2014.

Uniform Rental and Facility Services operating segment revenue increased 5.2% for the three months ended November 30, 2015 over the same period in the prior fiscal year, from $891.5 million to $937.7 million. Revenue increased organically by 6.2%. Revenue growth was negatively impacted 1.0% due to foreign currency exchange rate fluctuations in the period ended November 30, 2015 compared to the same period in the prior fiscal year. Growth was driven by many factors including new business sold by sales representatives and penetration of additional products and services into existing customers.

Other revenue, consisting of revenue from the First Aid and Safety Services reportable operating segment and All Other, increased 21.3% for the three months ended November 30, 2015 compared to the same period in the prior fiscal year, from $231.9 million to $281.4 million. Revenue growth was negatively impacted by 0.4% due to foreign currency exchange rate fluctuations. Revenue increased organically by 7.4%.The remaining 14.3% difference in growth rates represents growth derived through acquisitions in our First Aid and Safety Services reportable operating segment and All Other.

Cost of uniform rental and facility services consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other ancillary items. Cost of uniform rental and facility services increased $20.3 million, or 4.0%, for the three months ended November 30, 2015, compared to the three months ended November 30, 2014. This increase was due to higher Uniform Rental and Facility Services reportable operating segment sales volume.

Cost of other consists primarily of cost of goods sold (predominantly first aid and safety, uniforms, and fire protection products), delivery expenses and distribution expenses in the First Aid and Safety Services reportable operating segment and All Other. Cost of other increased $29.5 million, or 21.6%, for the three months ended November 30, 2015, compared to the three months ended November 30, 2014. The increase was primarily due to higher First Aid and Safety Services reportable operating segment and All Other sales volume.

Selling and administrative expenses increased $27.2 million, or 9.1%, for the three months ended November 30, 2015, compared to the three months ended November 30, 2014. The majority of the increase was due to higher Uniform Rental and Facility Services and First Aid and Safety Services reportable operating segment sales volume.

Net interest expense (interest expense less interest income) was $16.1 million for the three months ended November 30, 2015, compared to $15.9 million for the second quarter of fiscal 2015. The increase was primarily due to lower capitalized interest on capital projects.

Cintas’ effective tax rate on continuing operations was 37.4% for the both the three months ended November 30, 2015 and 2014. The rate can fluctuate from quarter to quarter based upon tax reserve changes related to specific items, none of which were material to Cintas.

Net income from continuing operations for the three months ended November 30, 2015 increased $11.8 million, or 11.3%, compared to the three months ended November 30, 2014. Diluted earnings per share from continuing operations was $1.03 for the three months ended November 30, 2015, which was an increase of 19.8% compared to the same period in the prior fiscal year. Diluted earnings per share from continuing operations increased due to the increase in earnings from continuing operations combined with the decrease in weighted average common shares outstanding. The decrease in common shares outstanding resulted from purchasing 10.5 million shares of common stock under the July 30, 2013, January 13, 2015 and August 4, 2015 share buyback programs since the beginning of the third quarter of fiscal 2015 through the second quarter of fiscal 2016.

Uniform Rental and Facility Services Reportable Operating Segment

Three Months Ended November 30, 2015 Compared to Three Months Ended November 30, 2014

Uniform Rental and Facility Services reportable operating segment revenue increased from $891.5 million to $937.7 million, or 5.2%, for the three months ended November 30, 2015, over the same quarter in the prior fiscal year, and the cost of uniform rental and facility services increased $20.3 million, or 4.0%. The reportable operating segment’s gross margin was $411.6 million, or 43.9% of revenue. The gross margin was 60 basis points higher than the prior fiscal year’s second quarter gross margin of 43.3%. Lower energy-related expenses increased gross margin by 50 basis points. The remaining increase was driven by increased revenue from existing customers and continuous improvement in process efficiency.

Selling and administrative expenses increased $16.2 million and increased 40 basis points, to 25.8% of revenue, compared to 25.4% in the second quarter of the prior fiscal year. This increase in expense was due primarily to increased labor and other employee-partner related expenses.

Income before income taxes increased $9.7 million, or 6.1%, for the Uniform Rental and Facility Services reportable operating segment for the second quarter of fiscal 2016 compared to the same quarter last fiscal year. Income before income taxes was 18.1% of the operating segment’s revenue, which was a 20 basis point increase compared to the second quarter of the prior fiscal year of 17.9%. This increase was due to the increase in gross margin, partially offset by the increase in selling and administrative expenses as previously discussed.

First Aid and Safety Services Reportable Operating Segment

Three Months Ended November 30, 2015 Compared to Three Months Ended November 30, 2014

First Aid and Safety Services reportable operating segment revenue increased from $82.3 million to $120.4 million, or 46.4%, for the three months ended November 30, 2015. Revenue increased organically by 9.8% as a result of increased sales volume. The remaining 36.6% difference in growth rates represents growth derived through acquisitions, primarily the ZEE acquisition.

Cost of first aid and safety services increased $24.5 million, or 55.9%, for the three months ended November 30, 2015, over the three months ended November 30, 2014, due to increased sales volume and higher costs associated with the recent acquisition. The gross margin as a percent of revenue was 43.2% for the quarter ended November 30, 2015, which is a decrease compared to the gross margin as a percent of revenue of 46.7% in the same quarter of the prior fiscal year. ZEE integration costs and generally, the lower efficiency of the acquired ZEE routes were primarily responsible for the decrease in gross margin.

Selling and administrative expenses increased $10.6 million compared to the same quarter in the prior fiscal year. The increase was due primarily to increased labor and other employee-partner related expenses. Selling and administrative expenses as a percent of revenue improved to 30.9% from 32.4% in the second quarter of fiscal 2015 as revenue growth outpaced the increase in expenses, and we saw lower administrative expenses from ZEE.

Income before income taxes for the First Aid and Safety Services reportable operating segment increased $3.1 million to $14.8 million for the three months ended November 30, 2015, compared to the same quarter in the prior fiscal year, due to the increase in revenue from both organic growth and the ZEE acquisition. Income before income taxes, at 12.3% of the operating segment’s revenue, was a 200 basis point decrease compared to the same quarter last fiscal year due to the reasons previously mentioned.

Consolidated Results

Six Months Ended November 30, 2015 Compared to Six Months Ended November 30, 2014

Total revenue increased 8.7% for the six months ended November 30, 2015 over the same period in the prior fiscal year, from $2,225.5 million to $2,418.0 million. Revenue increased organically by 6.6% as a result of increased sales volume. Organic growth adjusts for the impact of acquisitions, foreign currency exchange rate fluctuations and workday differences. Total revenue was positively impacted by 2.1% due to acquisitions and 0.9% due to one more workday in the period ended November 30, 2015 compared to the period ended November 30, 2014. Revenue growth was also negatively impacted by 0.9% due to foreign currency exchange rate fluctuations.

Uniform Rental and Facility Services operating segment revenue increased 6.3% for the six months ended November 30, 2015 over the same period in the prior fiscal year, from $1,765.2 million to $1,876.1 million. Revenue increased organically by 6.5%. Revenue growth was negatively impacted 1.0% due to foreign currency exchange rate fluctuations and positively impacted by 0.8% due to one more workday in the period ended November 30, 2015 compared to the same period in the prior fiscal year. Growth was driven by many factors including new business sold by sales representatives and penetration of additional products and services into existing customers.

Other revenue, consisting of revenue from the First Aid and Safety Services reportable operating segment and All Other, increased 17.7% for the six months ended November 30, 2015 compared to the same period in the prior fiscal year, from $460.3 million to $541.9 million. Revenue growth was positively impacted by 0.9% due to one more workday in the period ended November 30, 2015 compared to the period ended November 30, 2014. Revenue growth was negatively impacted by 0.3% due to foreign currency exchange rate fluctuations. Revenue increased organically by 7.1%.The remaining 10.0% difference in growth rates represents growth derived through acquisitions in our First Aid and Safety Services reportable operating segment and All Other.

Cost of uniform rental and facility services consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other ancillary items. Cost of uniform rental and facility services increased $48.1 million, or 4.8%, for the six months ended November 30, 2015, compared to the six months ended November 30, 2014. This increase was due to higher Uniform Rental and Facility Services reportable operating segment sales volume.

Cost of other consists primarily of cost of goods sold (predominantly first aid and safety, uniforms, and fire protection products), delivery expenses and distribution expenses in the First Aid and Safety Services reportable operating segment and All Other. Cost of other increased $52.2 million, or 19.4%, for the six months ended November 30, 2015, compared to the six months ended November 30, 2014. The increase was primarily due to higher First Aid and Safety Services reportable operating segment and All Other sales volume.

Selling and administrative expenses increased $51.4 million, or 8.4%, for the six months ended November 30, 2015, compared to the six months ended November 30, 2014. The majority of the increase was due to higher Uniform Rental and Facility Services and First Aid and Safety Services reportable operating segment sales volume.

In the first six months of the prior fiscal year, Cintas sold stock in an equity method investment. In conjunction with the sale, the Company received a cash dividend. The sale resulted in the recording of a gain of $21.7 million in the six months ended November 30, 2014.

Net interest expense (interest expense less interest income) was $32.4 million for both the six months ended November 30, 2015 and 2014.

Cintas’ effective tax rate on continuing operations was 37.3% for the both the six months ended November 30, 2015 and 2014. The effective tax rate can fluctuate from quarter to quarter based upon tax reserve changes related to specific items, none of which were material to Cintas.

Net income from continuing operations for the six months ended November 30, 2015, increased $12.0 million, or 5.7%, over the same period in the prior fiscal year. Diluted earnings per share from continuing operations was $1.96 for the six months ended November 30, 2015, which was a 12.0% increase compared to the same period in the prior fiscal year. Diluted earnings per share from continuing operations increased due to an increase in earnings from continuing operations combined with a decrease in weighted average common shares outstanding. The decrease in common shares outstanding resulted from purchasing 10.5 million shares of common stock under the July 30, 2013, January 13, 2015 and August 4, 2015 share buyback programs since the beginning of the third quarter of fiscal 2015 through the second quarter of fiscal 2016.

Uniform Rental and Facility Services Reportable Operating Segment

Six Months Ended November 30, 2015 Compared to Six Months Ended November 30, 2014

Uniform Rental and Facility Services reportable operating segment revenue increased from $1,765.2 million to $1,876.1 million, or 6.3%, for the six months ended November 30, 2015, over the same quarter in the prior fiscal year, and the cost of uniform rental and facility services increased $48.1 million, or 4.8%. The reportable operating segment’s gross margin was $831.5 million, or 44.3% of revenue. The gross margin was 80 basis points higher than the same period of the prior fiscal year of 43.5%. The increase was driven by several factors including increased revenue from existing customers and continuously improving the efficiency of processes. Lower energy-related expenses increased gross margin by 70 basis points.

Selling and administrative expenses increased $32.6 million due primarily to increased labor and other employee-partner related expenses, and increased 20 basis points, to 26.5% of revenue, compared to 26.3% in the same period of the prior fiscal year. The increase, as a percent of revenue, was due primarily to higher medical costs.

Income before income taxes increased $30.3 million to $334.7 million for the Uniform Rental and Facility Services reportable operating segment for the first six months of fiscal 2016 compared to the same period last fiscal year. Income before income taxes was 17.8% of the operating segment’s revenue, which was a 60 basis point increase compared 17.2% in the six months ended November 30, 2014. This increase was due to the increase in gross margin, partially offset by higher selling and administrative expenses previously discussed.

First Aid and Safety Services Reportable Operating Segment

Six Months Ended November 30, 2015 Compared to Six Months Ended November 30, 2014

First Aid and Safety Services reportable operating segment revenue increased from $162.2 million to $219.9 million, or 35.6%, for the six months ended November 30, 2015. Revenue growth was positively impacted by 1.0% due to one more workday in the period ended November 30, 2015 compared to the period ended November 30, 2014. Revenue increased organically by 10.1% as a result of increased sales volume. The remaining 24.5% difference in growth rates represents growth derived through acquisitions.

Cost of first aid and safety services increased $38.6 million, or 44.3%, for the six months ended November 30, 2015, over the six months ended November 30, 2014, due to increased sales volume and higher costs associated with the ZEE acquisition. The gross margin as a percent of revenue was 42.8% for the first six months of fiscal 2016, which is a 350 basis point decrease compared to the gross margin as a percent of revenue of 46.3% in the same period of the prior fiscal year. ZEE integration costs and generally, the lower efficiency on routes acquired with ZEE were primarily responsible for this increase. Energy-related expenses were lower than the prior year by 30 basis points.

Selling and administrative expenses increased $16.6 million compared to the same period in the prior fiscal year. The increase was due primarily to increased labor and other employee-partner related expenses. Selling and administrative expenses as a percent of revenue improved to 32.1% from 33.4% in the first six months of fiscal 2016 as revenue growth outpaced the increase in expenses.

Income before income taxes for the First Aid and Safety Services reportable operating segment increased $2.5 million to $23.4 million for the six months ended November 30, 2015, compared to the same period in the prior fiscal year, due to the increase in revenue. Income before income taxes, at 10.7% of the operating segment’s revenue, was a 220 basis point decrease compared to the same period last fiscal year due to the reasons previously mentioned.

LIQUIDITY AND CAPITAL RESOURCES

The following is a summary of our cash flows and cash, cash equivalents and marketable securities as of and for the six months ended November 30:

(In thousands)	2015	2014

Net cash provided by operating activities	$265,037	$292,573
Net cash provided by investing activities	$313,268	$66,183
Net cash used in financing activities	$(384,219)	$(39,707)

Cash and cash equivalents at the end of the period	$606,785	$826,724
Marketable securities at the end of the period	$65,826	$—

Cash, cash equivalents and marketable securities as of November 30, 2015 and 2014 include $99.9 million and $107.7 million, respectively, that is located outside of the United States. We expect to use these amounts to fund our international operations and international expansion activities.

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

Net cash provided by operating activities was $265.0 million for the six months ended November 30, 2015, a decrease of $27.5 million compared to the same period last fiscal year. Cash flow was negatively impacted due to certain changes in current assets and liabilities, primarily accounts receivable, inventories and accrued liabilities.

Net cash provided by investing activities includes capital expenditures and cash paid for acquisitions of businesses. Capital expenditures were $121.8 million and $113.0 million for the six months ended November 30, 2015 and November 30, 2014, respectively. Current year capital expenditures primarily relate to expansion efforts in the Uniform Rental and Facility Services reportable operating segment, representing $105.5 million of the current year outflow. Cash paid for acquisitions of businesses net of cash acquired was $121.2 million and $3.0 million for the six months ended November 30, 2015 and November 30, 2014, respectively. The acquisitions in fiscal 2016 occurred in our First Aid and Safety Services operating segment and our Fire Protection business, which is included in All Other. In the six months ended November 30, 2015, net cash provided by investing activities included $578.3 million of proceeds related to the sale of our investment in Shred-it. In addition, there was $35.3 million of cash received from the sale of the Storage real estate assets classified as held for sale at May 31, 2015 and additional consideration received from the sale of Storage. In the six months ended November 30, 2014, net cash provided by investing activities included $35.2 million of cash received from the sale of stock in an equity method investment plus receipt of dividends on the same investment. Also, the Company sold Storage during the six month period ended November 30, 2014, receiving proceeds, net of cash contributed, of $154.0 million.

Net cash used in financing activities was $384.2 million and $39.7 million for the six months ended November 30, 2015 and November 30, 2014, respectively. On July 30, 2013, we announced that the Board of Directors authorized a $500.0 million share buyback program. During the first six months of fiscal 2015, under the July 30, 2013 program, we purchased 0.8 million shares of Cintas common stock for a total purchase price of $49.7 million. The July 30, 2013 program was completed in February 2015. On January 13, 2015, we announced that the Board of Directors authorized a $500.0 million share buyback program, which does not have an expiration date. Under the January 13, 2015 program, during the six months ended November 30, 2015, we purchased 3.1 million shares of Cintas common stock at an average price of $85.44 per share for a total purchase price of $262.9 million, which completed the January 13, 2015 share buyback program. From the inception of the January 13, 2015 share buyback program through September 2015, Cintas purchased a total of 5.9 million shares of Cintas common stock at an average price of $84.07 per share for a total purchase price of $500.0 million. On August 4, 2015, we announced that the Board of Directors authorized a new $500.0 million share buyback program. During the six months ended November 30, 2015, under the August 4, 2015 share buyback program, Cintas purchased 1.4 million shares of Cintas common stock at an average price of $85.94 for a total purchase price of $120.0 million. In addition, for the six months ended November 30, 2015, Cintas acquired 0.2 million shares of Cintas common stock for employee payroll taxes due on restricted stock awards that vested during the six months ended November 30, 2015. These shares were acquired at an average price of $85.63 per share for a total purchase price of $19.4 million.

As of November 30, 2015, we had $250.0 million aggregate principal amount in fixed rate senior notes outstanding due within one year and $1,050.0 million aggregate principal amount in fixed rate senior notes outstanding with maturities ranging from 2017 to 2036.

Cintas’ commercial paper program has a capacity of $300.0 million that is fully supported by a backup revolving credit facility through a credit agreement with its banking group. This revolving credit facility has an accordion feature that allows for a maximum borrowing capacity of $450.0 million. The revolving credit facility has a maturity date of May 28, 2019. We believe that this program, along with cash generated from operations, will be adequate to provide necessary funding for our future cash requirements. No commercial paper or borrowings under our revolving credit facility were outstanding as of November 30, 2015 or May 31, 2015.

Cintas has certain covenants related to debt agreements. These covenants limit our ability to incur certain liens, to engage in sale-leaseback transactions and to merge, consolidate or sell all or substantially all of Cintas' assets. These covenants also require Cintas to maintain certain debt to earnings before interest, taxes, depreciation and amortization (EBITDA) and interest coverage ratios. Cross-default provisions exist between certain debt instruments. If a default of a significant covenant were to occur, the default could result in an acceleration of the maturity of the indebtedness, impair liquidity and limit the ability to raise future capital. As of November 30, 2015, Cintas was in compliance with all debt covenants.

Our access to the commercial paper and long-term debt markets has historically provided us with sources of liquidity.  We do not anticipate having difficulty in obtaining financing from those markets in the future in view of our favorable experiences in the debt markets in the recent past. Our ability to continue to access the commercial paper and long-term debt markets on favorable interest rate and other terms will depend, to a significant degree, on the ratings assigned by the credit rating agencies to our indebtedness. As of November 30, 2015, our ratings were as follows:

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements. Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “predicts,” “projects,” “plans,” “expects,” “intends,” “target,” “forecast,” “believes,” “seeks,” “could,” “should,” “may” and “will” or the negative versions thereof and similar words, terms and expressions and by the context in which they are used. Such statements are based upon current expectations of Cintas and speak only as of the date made. You should not place undue reliance on any forward-looking statement. We cannot guarantee that any forward-looking statement will be realized. These statements are subject to various risks, uncertainties, potentially inaccurate assumptions and other factors that could cause actual results to differ from those set forth in or implied by this Form 10-Q. Factors that might cause such a difference include, but are not limited to, our ability to promptly and effectively integrate ZEE and other acquired businesses; our ability to realize any synergies from the acquisition of ZEE and other acquired businesses, the possibility of greater than anticipated operating costs including energy and fuel costs; lower sales volumes; loss of customers due to outsourcing trends; the performance and costs of integration of acquisitions; fluctuations in costs of materials and labor including increased medical costs; costs and possible effects of union organizing activities; failure to comply with government regulations concerning employment discrimination, employee pay and benefits and employee health and safety; the effect on operations of exchange rate fluctuations, tariffs and other political, economic and regulatory risks; uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation; the cost, results and ongoing assessment of internal controls for financial reporting required by the Sarbanes-Oxley Act of 2002; disruptions caused by the inaccessibility of computer systems data, including cybersecurity risks; the initiation or outcome of litigation, investigations or other proceedings; higher assumed sourcing or distribution costs of products; the disruption of operations from catastrophic or extraordinary events; the amount and timing of repurchases of our common stock, if any; changes in federal and state tax and labor laws; the reactions of competitors in terms of price and service; the ultimate impact of the Affordable Care Act; and the receipt of additional consideration in connection with the sale of Cintas' investment in Shred-it. Cintas undertakes no obligation to publicly release any revisions to any forward-looking statements or to otherwise update any forward-looking statements whether as a result of new information or to reflect events, circumstances or any other unanticipated developments arising after the date on which such statements are made. A further list and description of risks, uncertainties and other matters can be found in our Annual Report on Form 10-K for the year ended May 31, 2015 and in our reports on Forms 10-Q and 8-K. The risks and uncertainties described herein are not the only ones we may face. Additional risks and uncertainties presently not known to us or that we currently believe to be immaterial may also harm our business.

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

ITEM 4.
CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

With the participation of Cintas’ management, including Cintas’ Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, Cintas has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of November 30, 2015.  Based on such evaluation, Cintas’ management, including Cintas’ Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, has concluded that Cintas’ disclosure controls and procedures were effective as of November 30, 2015, in ensuring (i) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is accumulated and communicated to Cintas’ management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in Cintas’ internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended November 30, 2015, that have materially affected, or are reasonably likely to materially affect, Cintas’ internal control over financial reporting. See “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” on pages 29 through 31 of our Annual Report on Form 10-K for the fiscal year ended May 31, 2015.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Period (In millions, except share and per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan (1)	Maximum approximate dollar value of shares that may yet be purchased under the plan (1)

September 1 - 30, 2015 (2)	2,109,718	$85.53	2,109,062	$380.0
October 1 - 31, 2015 (3)	1,808	$93.53	—	380.0
November 1 - 30, 2015 (4)	795	$91.59	—	380.0
Total	2,112,321	$85.54	2,109,062	$380.0

(1) On August 4, 2015, Cintas announced that the Board of Directors authorized a new $500.0 million share buyback program, which does not have an expiration date. From the inception of the August 4, 2015 share buyback program through November 30, 2015, Cintas has purchased a total of 1.4 million shares of Cintas stock at an average price of $85.94 per share for a total purchase price of $120.0 million.
(2) During September 2015, Cintas acquired 656 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $85.75 per share for a total purchase price of less than $0.1 million.
(3) During October 2015, Cintas acquired 1,808 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $93.53 per share for a total purchase price of less than $0.2 million.
(4) During November 2015, Cintas acquired 795 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $91.59 per share for a total purchase price of less than $0.1 million.

Item 5.     Other Information.

On October 14, 2015, Cintas declared an annual cash dividend of $1.05 per share on outstanding common stock, a 23.5% increase over the annual dividend paid in the prior year. The dividend was paid on December 4, 2015, to shareholders of record as of November 6, 2015.

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

CINTAS CORPORATION
(Registrant)

Date: January 8, 2016	/s/	J. Michael Hansen

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