Form 10-Q
period 2016-02-29
CINTAS CORP
filed 2016-04-08
CIK 723254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2016

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
Non-Accelerated Filer          (Do not check if a smaller reporting company)

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      No     ✓

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding March 31, 2016
Common Stock, no par value	107,003,201

CINTAS CORPORATION

CINTAS CORPORATION
ITEM 1. FINANCIAL STATEMENTS.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
(In thousands except per share data)

	Three Months Ended		Nine Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Revenue:
Uniform rental and facility services	$936,565	$883,401	$2,812,677	$2,648,574
Other	279,518	225,446	821,376	685,729
	1,216,083	1,108,847	3,634,053	3,334,303
Costs and expenses:
Cost of uniform rental and facility services	524,656	501,273	1,569,250	1,497,771
Cost of other	166,819	132,267	488,651	401,855
Selling and administrative expenses	331,656	301,690	997,344	915,989

Operating income	192,952	173,617	578,808	518,688

Gain on sale of stock of an equity method investment	—	—	—	21,739

Interest income	(335)	(96)	(565)	(168)
Interest expense	16,163	16,254	48,746	48,766

Income before income taxes	177,124	157,459	530,627	491,829
Income taxes	59,845	57,128	191,697	181,892
Income from continuing operations	117,279	100,331	338,930	309,937
Income (loss) from discontinued operations, net of tax benefit of $741 and $3,494 and tax expense of $142,235 and $10,828, respectively	62	(5,448)	223,692	15,466
Net income	$117,341	$94,883	$562,622	$325,403

Basic earnings (loss) per share:
Continuing operations	$1.07	$0.86	$3.06	$2.64
Discontinued operations	0.00	(0.05)	2.02	0.13
Basic earnings per share	$1.07	$0.81	$5.08	$2.77

Diluted earnings (loss) per share:
Continuing operations	$1.05	$0.85	$3.01	$2.60
Discontinued operations	0.00	(0.05)	1.99	0.13
Diluted earnings per share	$1.05	$0.80	$5.00	$2.73

Dividends declared per share	$—	$—	$1.05	$1.70

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015

Net income	$117,341	$94,883	$562,622	$325,403

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(2,405)	(22,237)	(19,044)	(34,130)
Cumulative translation adjustment on investment in Shred-it Partnership	—	—	6,472	—
Change in fair value of derivatives	(14,070)	(29)	(14,070)	(33)
Amortization of interest rate lock agreements	488	488	1,464	1,464
Change in fair value of available-for-sale securities	(7)	5	(25)	8

Other comprehensive loss	(15,994)	(21,773)	(25,203)	(32,691)

Comprehensive income	$101,347	$73,110	$537,419	$292,712

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands except share data)

	February 29, 2016	May 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$315,116	$417,073
Marketable securities	71,703	16,081
Accounts receivable, net	550,748	496,130
Inventories, net	255,203	226,211
Uniforms and other rental items in service	539,401	534,005
Income taxes, current	—	936
Assets held for sale	—	21,341
Prepaid expenses and other current assets	26,653	24,030
Total current assets	1,758,824	1,735,807

Property and equipment, at cost, net	964,680	871,421

Investments	118,607	329,692
Goodwill	1,284,434	1,195,612
Service contracts, net	86,380	42,434
Other assets, net	18,285	17,494
	$4,231,210	$4,192,460

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$151,833	$109,607
Accrued compensation and related liabilities	84,992	88,423
Accrued liabilities	319,438	309,935
Income taxes, current	52,541	—
Liabilities held for sale	—	704
Long-term debt due within one year	250,000	—
Total current liabilities	858,804	508,669

Long-term liabilities:
Long-term debt due after one year	1,050,000	1,300,000
Deferred income taxes	240,714	339,327
Accrued liabilities	131,586	112,009
Total long-term liabilities	1,422,300	1,751,336

Shareholders’ equity:
Preferred stock, no par value:	—	—
100,000 shares authorized, none outstanding
Common stock, no par value:	399,927	329,248
425,000,000 shares authorized
FY 2016: 179,368,804 issued and 107,064,235 outstanding
FY 2015: 178,117,334 issued and 111,702,949 outstanding
Paid-in capital	184,442	157,183
Retained earnings	4,674,975	4,227,620
Treasury stock:	(3,275,564)	(2,773,125)
FY 2016: 72,304,569 shares
FY 2015: 66,414,385 shares
Accumulated other comprehensive loss	(33,674)	(8,471)
Total shareholders’ equity	1,950,106	1,932,455
	$4,231,210	$4,192,460
See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	February 29, 2016	February 28, 2015
Cash flows from operating activities:
Net income	$562,622	$325,403
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	110,535	104,950
Amortization of intangible assets	12,136	11,090
Stock-based compensation	57,169	36,016
Gain on Storage Transactions	(15,786)	(35,036)
Loss on investment in Shred-it Partnership	24,288	4,570
Gain on sale of investment in Shred-it Partnership	(374,026)	—
Gain on sale of stock of an equity method investment	—	(21,739)
Deferred income taxes	(74,540)	15,428
Change in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(41,523)	(3,168)
Inventories, net	(24,009)	15,370
Uniforms and other rental items in service	(6,905)	(22,203)
Prepaid expenses and other current assets	(1,580)	(1,609)
Accounts payable	37,370	(33,615)
Accrued compensation and related liabilities	(3,731)	(7,086)
Accrued liabilities and other	(18,301)	1,841
Income taxes, current	53,435	(12,566)
Net cash provided by operating activities	297,154	377,646

Cash flows from investing activities:
Capital expenditures	(207,502)	(163,040)
Proceeds from redemption of marketable securities	327,779	18,711
Purchase of marketable securities and investments	(384,796)	(79,947)
Proceeds from Storage Transactions, net of cash contributed	35,338	154,891
Proceeds from Shredding Transactions	578,257	3,344
Proceeds from sale of stock of an equity method investment	—	29,933
Dividends received on equity method investment	—	5,247
Acquisitions of businesses, net of cash acquired	(151,731)	(13,798)
Other, net	4,433	1,583
Net cash provided by (used in) investing activities	201,778	(43,076)

Cash flows from financing activities:
Repayment of debt	(16)	(456)
Proceeds from exercise of stock-based compensation awards	22,260	31,956
Dividends paid	(115,273)	(201,941)
Repurchase of common stock	(502,439)	(314,648)
Other, net	1,153	3,139
Net cash used in financing activities	(594,315)	(481,950)

Effect of exchange rate changes on cash and cash equivalents	(6,574)	(7,588)

Net decrease in cash and cash equivalents	(101,957)	(154,968)

Cash and cash equivalents at beginning of period	417,073	513,288

Cash and cash equivalents at end of period	$315,116	$358,320
 See accompanying notes.

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1.             Basis of Presentation

The consolidated condensed financial statements of Cintas Corporation (Cintas, the Company, we, us or our) included herein have been prepared by Cintas, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations.  While we believe that the disclosures are adequately presented, it is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2015. A summary of our significant accounting policies is presented beginning on page 37 of that report and a discussion of litigation and other contingencies is included on page 56. There have been no material changes in the accounting policies followed by Cintas during the current fiscal year other than the adoption of new accounting pronouncements discussed in Note 2.  Additionally, see Note 12 entitled Segment Information for discussion of the change in reportable operating segments in the first quarter of fiscal 2016.

Interim results are subject to variations and are not necessarily indicative of the results of operations for a full fiscal year. In the opinion of management, adjustments (which include only normal recurring adjustments) necessary for a fair statement of the consolidated results of the interim periods shown have been made.

Cintas' investment in the Shred-it Partnership (Shred-it) is classified as discontinued operations for all periods presented as a result of entering into a definitive agreement on July 15, 2015 to sell the investment. In the quarter ended November 30, 2015, Cintas completed the sale of its investment in Shred-it. During fiscal 2015, Cintas sold its document imaging and retention services (Storage) business and, as a result, its operations are also classified as discontinued operations for all periods presented. See Note 12 entitled Discontinued Operations for more information.

As disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2015, inventories are valued at the lower of cost (first-in, first-out) or market. Inventory is comprised of the following amounts at:

(In thousands)	February 29, 2016	May 31, 2015

Raw materials	$18,788	$16,935
Work in process	17,748	17,079
Finished goods	218,667	192,197
	$255,203	$226,211

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

In April 2015, the FASB issued ASU 2015-17, “Balance Sheet Classifications of Deferred Taxes,”  which amended accounting guidance related to the presentation of deferred tax liabilities and assets. The amended guidance requires that all deferred tax liabilities and assets be classified as noncurrent on the balance sheet. This guidance is effective for reporting periods beginning after December 15, 2016; however, early adoption is permitted. This guidance can also be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. Cintas adopted ASU 2015-17 during the quarter ended November 30, 2015 and has applied this amended accounting guidance to its deferred tax liabilities and assets for all periods presented. The impact of this change in accounting principle on balances previously reported as of May 31, 2015 was a reclassification of $112.4 million from current liabilities to long term liabilities.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. Topic 842 supersedes the previous leases standard, ASC 840, Leases.This guidance is effective for reporting periods beginning after December 15, 2018; however, early adoption is permitted. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Cintas is currently evaluating the impact that ASU 2016-02 will have on its consolidated condensed financial statements.

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

3.             Fair Value Measurements

All financial instruments that are measured at fair value on a recurring basis (at least annually) have been classified within the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the consolidated balance sheet date. These financial instruments measured at fair value on a recurring basis are summarized below:

	As of February 29, 2016
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$265,149	$49,967	$—	$315,116
Marketable securities:
Canadian treasury securities	—	71,703	—	71,703
Total assets at fair value	$265,149	$121,670	$—	$386,819

Long term accrued liabilities:
Interest rate lock agreement	$—	$22,438	$—	$22,438
Total liabilities at fair value	$—	$22,438	$—	$22,438

	As of May 31, 2015
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$417,073	$—	$—	$417,073
Marketable securities:
Canadian treasury securities	—	16,081	—	16,081
Total assets at fair value	$417,073	$16,081	$—	$433,154

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

The funds invested in Canadian treasury securities are not presently expected to be repatriated, but instead are expected to be invested indefinitely in foreign subsidiaries. Interest, realized gains and losses and declines in value determined to be other than temporary on available-for-sale securities are included in interest income or expense. The cost of the securities sold is based on the specific identification method. The amortized cost basis of marketable securities as of February 29, 2016 and May 31, 2015 was $71.7 million and $16.1 million, respectively. All outstanding marketable securities at February 29, 2016 and May 31, 2015 had contractual maturities due within one year.

As of February 29, 2016, long term accrued liabilities include interest rate lock agreements. The fair value of Cintas' interest rate lock agreements are based on similar exchange traded derivatives (market approach) and are, therefore, included within Level 2 of the fair value hierarchy. The fair value was determined by comparing the locked rates against the benchmarked treasury rate.

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

4.             Investments

Investments at February 29, 2016 of $118.6 million include the cash surrender value of insurance policies of $101.3 million, equity method investments of $15.0 million, and cost method investments of $2.3 million. Investments at May 31, 2015 of $329.7 million include the cash surrender value of insurance policies of $101.8 million, equity method investments of $225.7 million and cost method investments of $2.2 million.

Effective August 31, 2015, Cintas' investment in Shred-it was classified as discontinued operations as a result of Cintas entering into a definitive agreement to sell its investment. In the quarter ended November 30, 2015, Cintas completed the transaction to sell its investment in Shred-it. Cash proceeds received at the closing of the transaction totaled $578.3 million. The transaction involved contingent consideration that the Company has an opportunity to receive if specified future events occur. Because of the uncertainty surrounding the future events, these amounts represent gain contingencies that have not been recorded. As allowed under applicable accounting guidance, the May 31, 2015 consolidated condensed balance sheet amounts for these assets and liabilities remain in their natural classifications. See Note 12 entitled Discontinued Operations.

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

Investments are evaluated for impairment on an annual basis or when indicators of impairment exist. For the nine months ended February 29, 2016 and February 28, 2015, no impairment losses were recorded.

5.             Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations using the two-class method for amounts attributable to Cintas’ common shares:

	Three Months Ended		Nine Months Ended
(In thousands except per share data)	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015

Basic Earnings per Share from Continuing Operations
Income from continuing operations	$117,279	$100,331	$338,930	$309,937
Less: income from continuing operations allocated to participating securities	1,871	733	5,500	2,666
Income from continuing operations available to common shareholders	$115,408	$99,598	$333,430	$307,271
Basic weighted average common shares outstanding	107,843	116,178	108,923	116,653

Basic earnings per share from continuing operations	$1.07	$0.86	$3.06	$2.64

	Three Months Ended		Nine Months Ended
(In thousands except per share data)	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015

Diluted Earnings per Share from Continuing Operations
Income from continuing operations	$117,279	$100,331	$338,930	$309,937
Less: income from continuing operations allocated to participating securities	1,871	733	5,500	2,666
Income from continuing operations available to common shareholders	$115,408	$99,598	$333,430	$307,271
Basic weighted average common shares outstanding	107,843	116,178	108,923	116,653
Effect of dilutive securities – employee stock options	1,620	1,689	1,689	1,561
Diluted weighted average common shares outstanding	109,463	117,867	110,612	118,214

Diluted earnings per share from continuing operations	$1.05	$0.85	$3.01	$2.60

Both basic and diluted earnings per share from discontinued operations were $0.00 for the three months ended February 29, 2016, and both basic and diluted losses per share were $0.05 for the three months ended February 28, 2015. Basic and diluted earnings per share from discontinued operations were $2.02 and $1.99, respectively, for the nine months ended February 29, 2016, and both basic and diluted earnings per share from discontinued operations were $0.13 for the nine months ended February 28, 2015.

For the three months ended February 29, 2016 and February 28, 2015, options granted to purchase 0.3 million and 0.4 million shares of Cintas common stock, respectively, were excluded from the computation of diluted earnings per share. For the nine months ended February 29, 2016 and February 28, 2015, options granted to purchase 0.3 million and 0.7 million shares of Cintas common stock, respectively, were excluded from the computation of diluted earnings per share. The exercise prices of these options were greater than the average market price of the common stock (anti-dilutive).

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

(In thousands except per share data)	Three Months Ended February 29, 2016			Nine Months Ended February 29, 2016
Buyback Program	Shares	Avg. Price per Share	Purchase Price	Shares	Avg. Price per Share	Purchase Price

January 13, 2015	—	$—	$—	3,078	$85.44	$262,937
August 4, 2015	1,188	$84.15	$99,997	2,584	$85.11	$219,978
	1,188	$84.15	$99,997	5,662	$85.29	$482,915

In the period subsequent to February 29, 2016 through April 8, 2016, Cintas purchased 0.5 million shares of Cintas Common stock for a total purchase price of $47.8 million. In addition, for the nine months ended February 29, 2016, Cintas acquired 0.2 million shares of Cintas common stock for employee payroll taxes due on restricted stock awards that vested during the nine months ended February 29, 2016. These shares were acquired at an average price of $85.62 per share for a total purchase price of $19.5 million. Of the total purchase price, $0.1 million occurred in the three months ended February 29, 2016.

6.             Goodwill, Service Contracts and Other Assets

Effective June 1, 2015, Cintas realigned its organizational structure and updated its reportable operating segments in light of certain changes in its business, including the acquisition of ZEE. Cintas’ updated reportable operating segments are Uniform Rental and Facility Services and First Aid and Safety Services. The remainder of Cintas’ business, which consists primarily of Fire Protection Services and its Direct Sale business, are included in All Other. For additional information regarding Cintas’ realignment and reportable operating segment determination, see Note 11 entitled Segment Information.

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

Changes in the carrying amount of goodwill and service contracts for the nine months ended February 29, 2016, by reportable operating segment and All Other, are as follows:

Goodwill (in thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Total

Balance as of June 1, 2015	$943,909	$154,954	$96,749	$1,195,612
Goodwill acquired	9,066	81,304	203	90,573
Foreign currency translation	(1,163)	(535)	(53)	(1,751)
Balance as of February 29, 2016	$951,812	$235,723	$96,899	$1,284,434

Service Contracts (in thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Total

Balance as of June 1, 2015	$6,677	$1,576	$34,181	$42,434
Service contracts acquired	18,473	34,000	2,730	55,203
Service contracts amortization	(3,623)	(2,414)	(5,185)	(11,222)
Foreign currency translation	—	(35)	—	(35)
Balance as of February 29, 2016	$21,527	$33,127	$31,726	$86,380

Information regarding Cintas’ service contracts and other assets is as follows:

	As of February 29, 2016
(In thousands)	Carrying Amount	Accumulated Amortization	Net

Service contracts	$394,326	$307,946	$86,380

Noncompete and consulting agreements	$42,321	$40,754	$1,567
Other	25,721	9,003	16,718
Total other assets	$68,042	$49,757	$18,285

	As of May 31, 2015
(In thousands)	Carrying Amount	Accumulated Amortization	Net

Service contracts	$340,816	$298,382	$42,434

Noncompete and consulting agreements	$41,828	$40,379	$1,449
Other	23,595	7,550	16,045
Total other assets	$65,423	$47,929	$17,494

Amortization expense for continuing operations was $4.4 million and $3.4 million for the three months ended February 29, 2016 and February 28, 2015, respectively. Amortization expense for continuing operations was $12.1 million and $10.3 million for the nine months ended February 29, 2016 and February 28, 2015, respectively. Estimated amortization expense for continuing operations, excluding any future acquisitions, for each of the next five full fiscal years is $15.6 million, $13.0 million, $12.2 million, $11.6 million and $11.1 million, respectively.

7.             Debt, Derivatives and Hedging Activities

Cintas' senior notes are recorded at cost. The fair value of the senior notes is estimated using Level 2 inputs based on general market prices. The carrying value and fair value of Cintas' senior notes as of February 29, 2016 were $1,300.0 million and $1,408.9 million, respectively, and as of May 31, 2015 were $1,300.0 million and $1,418.6 million, respectively.

Cintas’ commercial paper program has a capacity of $300.0 million that is fully supported by a backup revolving credit facility through a credit agreement with its banking group. This revolving credit facility has an accordion feature that allows for a maximum borrowing capacity of $450.0 million and has a maturity date of May 28, 2019. No commercial paper or borrowings on our revolving credit facility were outstanding as of February 29, 2016 or May 31, 2015.

Cintas uses interest rate locks to manage our overall interest expense as interest rate locks effectively change the interest rate of specific debt issuances. The treasury locks are entered into to protect against unfavorable movements in the benchmark treasury rate related to forecasted debt issuances. Cintas used interest rate lock agreements to hedge against movements in the treasury rates at the time Cintas issued its senior notes in fiscal 2007, fiscal 2008, fiscal 2011 and fiscal 2013. The amortization of the cash flow hedges resulted in an increase to other comprehensive income of $0.5 million for the three months ended February 29, 2016 and February 28, 2015 and $1.5 million for the nine months ended February 29, 2016 and February 28, 2015. During the quarter ending February 29, 2016, Cintas entered into an interest rate lock agreement with a notional value of $550.0 million for a forecasted debt issuance. As of February 29, 2016, the fair value of this treasury lock was $22.4 million and is recorded in long-term liabilities and other comprehensive income, net of tax. The interest rate lock had no impact on net income or cash flows from continuing operations for the three months ending February 29, 2016.

To hedge the exposure of movements in the foreign currency rates, Cintas may use foreign currency hedges. These hedges reduce the impact on cash flows from movements in the foreign currency exchange rates. Examples of foreign currency hedge instruments that Cintas may use are average rate options and forward contracts. Cintas had no foreign currency forward contracts as of February 29, 2016 or May 31, 2015.

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

8.             Income Taxes

In the normal course of business, Cintas provides for uncertain tax positions and the related interest and adjusts its unrecognized tax benefits and accrued interest accordingly. During the three months ended February 29, 2016, unrecognized tax benefits decreased by approximately $0.4 million and accrued interest remained unchanged. During the nine months ended February 29, 2016, unrecognized tax benefits increased by approximately $0.7 million and accrued interest increased by approximately $0.2 million.

All U.S. federal income tax returns are closed to audit through fiscal 2011. Cintas is currently in advanced stages of its U.S. federal audit and various audits in certain foreign jurisdictions and certain domestic states. The years under foreign and domestic state audits cover fiscal years back to 2009. Based on the resolution of the various audits and other potential regulatory developments, it is reasonably possible that the balance of unrecognized tax benefits will decrease by $3.1 million for the fiscal year ending May 31, 2017.

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

9.             Acquisitions

On August 1, 2015, the Company acquired all of the shares of ZEE for acquisition-date fair value consideration of $134.0 million, consisting of cash of $120.6 million and contingent consideration, subject to certain holdback provisions of $13.4 million. ZEE operates within the First Aid and Safety Services reportable operating segment. This acquisition has expanded our footprint in van delivered first aid, safety, training and emergency products and will allow us to serve an even greater number of customers in North America.

The table below summarizes the preliminary purchase price allocation of ZEE as determined by management with the assistance of third-party valuation specialists. Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. None of the goodwill is expected to be deductible for income tax purposes. The assets acquired and liabilities assumed are valued at the estimated fair value at the acquisition date as required by GAAP.

(In thousands)

Assets:
Cash and cash equivalents	$333
Accounts receivable	16,705
Inventory	5,987
Other current assets	1,443
Property, plant and equipment	1,331
Goodwill	81,303
Service contracts	34,000
Other intangibles	4,500
Liabilities:
Accounts payable	(7,195)
Accrued liabilities	(4,407)
Total consideration	$134,000

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

The results of operations of ZEE are not material to the consolidated condensed financial statements.

10. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss), net of tax:

(In thousands)	Foreign Currency	Unrealized Loss on Derivatives	Other	Total

Balance at June 1, 2015	$2,987	$(10,626)	$(832)	$(8,471)
Other comprehensive loss before reclassifications	(12,013)	—	(8)	(12,021)
Amounts reclassified from accumulated other comprehensive income (loss)	—	488	—	488
Net current period other comprehensive (loss) income	(12,013)	488	(8)	(11,533)
Balance at August 31, 2015	(9,026)	(10,138)	(840)	(20,004)
Other comprehensive loss before reclassifications	(4,626)	—	(10)	(4,636)
Amounts reclassified from accumulated other comprehensive income (loss)	6,472	488	—	6,960
Net current period other comprehensive income (loss)	1,846	488	(10)	2,324
Balance at November 30, 2015	(7,180)	(9,650)	(850)	(17,680)
Other comprehensive loss before reclassifications	(2,405)	(14,070)	(7)	(16,482)
Amounts reclassified from accumulated other comprehensive income (loss)	—	488	—	488
Net current period other comprehensive loss	(2,405)	(13,582)	(7)	(15,994)
Balance at February 29, 2016	$(9,585)	$(23,232)	$(857)	$(33,674)

(In thousands)	Foreign Currency	Unrealized Loss on Derivatives	Other	Total

Balance at June 1, 2014	$41,525	$(12,615)	$(482)	$28,428
Other comprehensive (loss) income before reclassifications	(2,115)	17	—	(2,098)
Amounts reclassified from accumulated other comprehensive income (loss)	—	488	—	488
Net current period other comprehensive (loss) income	(2,115)	505	—	(1,610)
Balance at August 31, 2014	39,410	(12,110)	(482)	26,818
Other comprehensive (loss) income before reclassifications	(9,778)	(21)	3	(9,796)
Amounts reclassified from accumulated other comprehensive income (loss)	—	488	—	488
Net current period other comprehensive (loss) income	(9,778)	467	3	(9,308)
Balance at November 30, 2014	29,632	(11,643)	(479)	17,510
Other comprehensive (loss) income before reclassifications	(22,237)	(29)	5	(22,261)
Amounts reclassified from accumulated other comprehensive income (loss)	—	488	—	488
Net current period other comprehensive (loss) income	(22,237)	459	5	(21,773)
Balance at February 28, 2015	$7,395	$(11,184)	$(474)	$(4,263)

The following table summarizes the reclassifications out of accumulated other comprehensive loss:

Reclassifications out of Accumulated Other Comprehensive Loss

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss				Affected Line in the Consolidated Condensed Statements of Income

	Three Months Ended		Nine Months Ended
(In thousands)	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015

Amortization of interest rate locks	$(783)	$(783)	$(2,348)	$(2,348)	Interest expense
Tax benefit	295	295	884	884	Income taxes
Amortization of interest rate locks, net of tax	$(488)	$(488)	$(1,464)	$(1,464)	Net of tax

	Three Months Ended		Nine Months Ended
(In thousands)	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015

Cumulative translation adjustment on investment in Shred-it	$—	$—	$(10,381)	$—	Income from discontinued operations
Tax benefit	—	—	3,909	—	Income from discontinued operations
Cumulative translation adjustment on investment in Shred-it, net of tax	$—	$—	$(6,472)	$—	Net of tax

11.      Segment Information

GAAP requires companies to evaluate their reportable operating segments periodically and when certain events occur. As a result of a recent evaluation, effective June 1, 2015, Cintas realigned its organizational structure and updated its reportable operating segments in light of certain changes in its business including the acquisition of ZEE in the first quarter of fiscal 2016. Cintas’ updated reportable operating segments are Uniform Rental and Facility Services and First Aid and Safety Services. The Uniform Rental and Facility Services reportable operating segment consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items.  In addition to these rental items, restroom cleaning services and supplies, carpet and tile cleaning services and the sale of items from our catalogs to our customers on route are included within this reportable operating segment. The First Aid and Safety Services reportable operating segment consists of first aid and safety products and services. The remainder of Cintas’ business, which consists primarily of Fire Protection Services and its Direct Sale business, is included in All Other. All prior fiscal year results presented in the table below have been recasted to reflect these new segments.

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

Cintas evaluates the performance of each operating segment based on several factors of which the primary financial measures are operating segment revenue and income before income taxes. The accounting policies of the operating segments are the same as those described in Note 1 entitled Basis of Presentation. Information related to the operations of Cintas’ operating segments is set forth below:

(In thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Corporate (1)	Total

For the three months ended February 29, 2016
Revenue	$936,565	$119,064	$160,454	$—	$1,216,083
Income (loss) before income taxes	$167,502	$12,634	$12,816	$(15,828)	$177,124

For the three months ended February 28, 2015
Revenue	$883,401	$79,471	$145,975	$—	$1,108,847
Income (loss) before income taxes	$152,165	$11,298	$10,154	$(16,158)	$157,459

As of and for the nine months ended February 29, 2016
Revenue	$2,812,677	$338,990	$482,386	$—	$3,634,053
Income (loss) before income taxes	$502,178	$36,073	$40,557	$(48,181)	$530,627
Total assets	$3,050,138	$436,390	$357,863	$386,819	$4,231,210

As of and for the nine months ended February 28, 2015
Revenue	$2,648,574	$241,666	$444,063	$—	$3,334,303
Income (loss) before income taxes	$456,548	$32,222	$29,918	$(26,859)	$491,829
Total assets	$2,908,813	$264,357	$340,705	$752,471	$4,266,346

(1) Corporate assets include cash and marketable securities in all periods. Corporate assets as of February 28, 2015 include the investment in Shred-it and the Storage assets that were classified as held for sale.

12.      Discontinued Operations

Cintas' investment in Shred-it was classified as discontinued operations for all periods presented as a result of entering into a definitive agreement on July 15, 2015 to sell the investment. During fiscal 2015, Cintas sold Storage and, as a result, its operations are also classified as discontinued operations for all periods presented.

In the quarter ended November 30, 2015, we completed the transaction to sell our investment in Shred-it. Cintas’ share of the proceeds from the sale were $578.3 million. Cintas also has the opportunity to receive up to $34.0 million in additional consideration in the future, subject to certain holdback provisions. Because of the uncertainty surrounding the holdback provisions, this amount represents a gain contingency that has not been recorded. As of May 31, 2015, the equity method investment in Shred-it was $210.1 million. Cintas’ carrying value of its investment in Shred-it exceeded its share of the underlying equity in the net assets of Shred-it (basis difference). The basis difference was amortized over the weighted average estimated useful lives of the underlying assets which generated the basis difference (approximately 9 years) and was recorded as a reduction in our share of income from Shred-it, net of tax. For the nine months ended February 29, 2016, Cintas recorded a net loss on the investment in Shred-it of $24.3 million, which included amortization of basis differences of approximately $4.8 million. After the sale of Shred-it, the basis difference no longer exists and Cintas will no longer record income or loss from the investment in Shred-it.

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

In fiscal 2015, Cintas sold Storage, excluding certain real estate owned by Cintas, in three separate transactions to three separate buyers. Certain real estate owned by Cintas is being leased by the buyers. These lease payments do not represent a material direct cash flow of the disposed Storage business and therefore do not impact the classification of the Storage business as a discontinued operation. On July 10, 2015, Cintas sold the remaining Storage assets classified as held for sale. During the nine months ended February 29, 2016, Cintas received additional proceeds related to contingent consideration on the sale of Storage. The Company realized a pre-tax gain of $10.9 million as a result of the additional consideration received. For the nine months ended February 29, 2016, Cintas received proceeds of $24.4 million from the sale of the remaining Storage assets previously classified as held for sale and realized a pre-tax gain of $4.8 million on the sale.

Following is selected financial information included in net income (loss) from discontinued operations for the Shredding and Storage businesses:

	Three Months Ended		Nine Months Ended
(In thousands)	February 29, 2016	February 28, 2015(1)	February 29, 2016	February 28, 2015(1)

Revenue	$—	$—	$—	$31,379

(Loss) income before income taxes	(679)	940	403	(4,172)
Income tax benefit (expense)	264	(159)	(157)	2,063
Gain on Storage Transactions	—	899	15,786	35,036
Loss on investment in Shred-it Partnership(1)	—	(10,781)	(24,288)	(4,570)
Gain on sale of investment in Shred-it Partnership	—	—	374,026	—
Income tax benefit (expense) on net gain (loss)	477	3,653	(142,078)	(12,891)
Net income (loss) from discontinued operations	$62	$(5,448)	$223,692	$15,466
(1) Results for the three and nine months ended February 28, 2015 related to the net loss on the investment in Shred-it were previously presented in continuing operations and were reclassified to discontinued operations as previously discussed.

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

Condensed consolidating financial statements for Cintas, Corp. 2, the subsidiary guarantors and non-guarantors are presented on the following pages:

Condensed Consolidating Income Statement
Three Months Ended February 29, 2016
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Uniform rental and facility services	$—	$723,280	$198,943	$50,763	$(36,421)	$936,565
Other	—	390,199	959	14,952	(126,592)	279,518
Equity in net income of affiliates	117,279	—	—	—	(117,279)	—
	117,279	1,113,479	199,902	65,715	(280,292)	1,216,083
Costs and expenses (income):
Cost of uniform rental and facility services	—	449,530	112,701	35,678	(73,253)	524,656
Cost of other	—	246,282	(8,083)	9,777	(81,157)	166,819
Selling and administrative expenses	—	344,736	(23,684)	17,459	(6,855)	331,656
Operating income	117,279	72,931	118,968	2,801	(119,027)	192,952

Interest income	—	(7)	(262)	(68)	2	(335)
Interest expense (income)	—	16,350	(207)	20	—	16,163

Income before income taxes	117,279	56,588	119,437	2,849	(119,029)	177,124
Income taxes	—	18,980	39,764	1,130	(29)	59,845
Income from continuing operations	117,279	37,608	79,673	1,719	(119,000)	117,279

Income (loss) from discontinued operations, net of tax	62	74	—	(12)	(62)	62

Net income	$117,341	$37,682	$79,673	$1,707	$(119,062)	$117,341

Condensed Consolidating Income Statement
Three Months Ended February 28, 2015
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Uniform rental and facility services	$—	$671,490	$187,389	$56,379	$(31,857)	$883,401
Other	—	328,626	322	12,224	(115,726)	225,446
Equity in net income of affiliates	100,331	—	—	—	(100,331)	—
	100,331	1,000,116	187,711	68,603	(247,914)	1,108,847
Costs and expenses (income):
Cost of uniform rental and facility services	—	420,917	105,871	37,858	(63,373)	501,273
Cost of other	—	211,502	(8,810)	7,544	(77,969)	132,267
Selling and administrative expenses	—	308,953	(18,542)	18,235	(6,956)	301,690
Operating income	100,331	58,744	109,192	4,966	(99,616)	173,617

Interest income	—	(2)	(77)	(18)	1	(96)
Interest expense (income)	—	16,356	(101)	(1)	—	16,254

Income before income taxes	100,331	42,390	109,370	4,985	(99,617)	157,459
Income taxes	—	13,443	42,928	770	(13)	57,128
Income from continuing operations	100,331	28,947	66,442	4,215	(99,604)	100,331

(Loss) income from discontinued operations, net of tax	(5,448)	(5,498)	—	50	5,448	(5,448)

Net income	$94,883	$23,449	$66,442	$4,265	$(94,156)	$94,883

Condensed Consolidating Income Statement
Nine Months Ended February 29, 2016
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Uniform rental and facility services	$—	$2,167,825	$601,085	$158,449	$(114,682)	$2,812,677
Other	—	1,157,067	2,992	47,279	(385,962)	821,376
Equity in net income of affiliates	338,930	—	—	—	(338,930)	—
	338,930	3,324,892	604,077	205,728	(839,574)	3,634,053
Costs and expenses (income):
Cost of uniform rental and facility services	—	1,345,421	342,365	110,631	(229,167)	1,569,250
Cost of other	—	732,338	(25,460)	30,002	(248,229)	488,651
Selling and administrative expenses	—	1,037,614	(72,698)	51,479	(19,051)	997,344
Operating income	338,930	209,519	359,870	13,616	(343,127)	578,808

Interest income	—	(19)	(378)	(170)	2	(565)
Interest expense (income)	—	49,152	(425)	19	—	48,746

Income before income taxes	338,930	160,386	360,673	13,767	(343,129)	530,627
Income taxes	—	57,320	129,426	5,033	(82)	191,697
Income from continuing operations	338,930	103,066	231,247	8,734	(343,047)	338,930

Income (loss) from discontinued operations, net of tax	223,692	229,355	—	(5,663)	(223,692)	223,692

Net income	$562,622	$332,421	$231,247	$3,071	$(566,739)	$562,622

Condensed Consolidating Income Statement
Nine Months Ended February 28, 2015
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Uniform rental and facility services	$—	$2,015,724	$558,994	$175,551	$(101,695)	$2,648,574
Other	—	1,013,399	1,328	41,300	(370,298)	685,729
Equity in net income of affiliates	309,937	—	—	—	(309,937)	—
	309,937	3,029,123	560,322	216,851	(781,930)	3,334,303
Costs and expenses (income):
Cost of uniform rental and facility services	—	1,258,525	321,019	118,896	(200,669)	1,497,771
Cost of other	—	651,851	(25,661)	25,464	(249,799)	401,855
Selling and administrative expenses	—	931,608	(51,706)	55,759	(19,672)	915,989
Operating income	309,937	187,139	316,670	16,732	(311,790)	518,688

Gain on sale of stock of an equity method investment	—	—	21,739	—	—	21,739

Interest income	—	(12)	(140)	(18)	2	(168)
Interest expense (income)	—	49,200	(428)	(6)	—	48,766

Income before income taxes	309,937	137,951	338,977	16,756	(311,792)	491,829
Income taxes	—	48,739	128,774	4,422	(43)	181,892
Income from continuing operations	309,937	89,212	210,203	12,334	(311,749)	309,937

Income from discontinued operations, net of tax	15,466	13,721	—	1,745	(15,466)	15,466

Net income	$325,403	$102,933	$210,203	$14,079	$(327,215)	$325,403

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended February 29, 2016
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$117,341	$37,682	$79,673	$1,707	$(119,062)	$117,341

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	—	—	—	(2,405)	—	(2,405)
Change in fair value of derivatives	—	(14,070)	—	—	—	(14,070)
Amortization of interest rate lock agreements	—	488	—	—	—	488
Change in fair value of available-for-sale securities	—	—	—	(7)	—	(7)

Other comprehensive loss	—	(13,582)	—	(2,412)	—	(15,994)

Comprehensive income (loss)	$117,341	$24,100	$79,673	$(705)	$(119,062)	$101,347

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended February 28, 2015
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$94,883	$23,449	$66,442	$4,265	$(94,156)	$94,883

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	—	—	—	(22,237)	—	(22,237)
Change in fair value of derivatives	—	—	—	(29)	—	(29)
Amortization of interest rate lock agreements	—	488	—	—	—	488
Change in fair value of available-for-sale securities	—	—	—	5	—	5

Other comprehensive income (loss)	—	488	—	(22,261)	—	(21,773)

Comprehensive income (loss)	$94,883	$23,937	$66,442	$(17,996)	$(94,156)	$73,110

Condensed Consolidating Statement of Comprehensive Income
Nine Months Ended February 29, 2016
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$562,622	$332,421	$231,247	$3,071	$(566,739)	$562,622

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	—	—	—	(19,044)	—	(19,044)
Cumulative translation adjustment on investment in Shred-it	—	5,875	—	597	—	6,472
Change in fair value of derivatives	—	(14,070)	—	—	—	(14,070)
Amortization of interest rate lock agreements	—	1,464	—	—	—	1,464
Change in fair value of available-for-sale securities	—	—	—	(25)	—	(25)

Other comprehensive loss	—	(6,731)	—	(18,472)	—	(25,203)

Comprehensive income (loss)	$562,622	$325,690	$231,247	$(15,401)	$(566,739)	$537,419

Condensed Consolidating Statement of Comprehensive Income
Nine Months Ended February 28, 2015
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$325,403	$102,933	$210,203	$14,079	$(327,215)	$325,403

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	—	—	—	(34,130)	—	(34,130)
Change in fair value of derivatives	—	—	—	(33)	—	(33)
Amortization of interest rate lock agreements	—	1,464	—	—	—	1,464
Change in fair value of available-for-sale securities	—	—	—	8	—	8

Other comprehensive income (loss)	—	1,464	—	(34,155)	—	(32,691)

Comprehensive income (loss)	$325,403	$104,397	$210,203	$(20,076)	$(327,215)	$292,712

Condensed Consolidating Balance Sheet
As of February 29, 2016
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$129,383	$153,138	$32,595	$—	$315,116
Marketable securities	—	—	—	71,703	—	71,703
Accounts receivable, net	—	401,779	116,666	32,303	—	550,748
Inventories, net	—	224,075	22,733	10,487	(2,092)	255,203
Uniforms and other rental items in service	—	407,745	114,310	35,737	(18,391)	539,401
Prepaid expenses and other current assets	—	6,458	19,235	960	—	26,653
Total current assets	—	1,169,440	426,082	183,785	(20,483)	1,758,824

Property and equipment, at cost, net	—	569,141	323,843	71,696	—	964,680

Investments	321,083	1,770,808	894,922	938,396	(3,806,602)	118,607
Goodwill	—	—	1,251,426	33,120	(112)	1,284,434
Service contracts, net	—	84,563	17	1,800	—	86,380
Other assets, net	1,197,450	48,648	3,202,780	9,121	(4,439,714)	18,285
	$1,518,533	$3,642,600	$6,099,070	$1,237,918	$(8,266,911)	$4,231,210

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$(465,247)	$(1,280,728)	$1,828,860	$30,928	$38,020	$151,833
Accrued compensation and related liabilities	—	58,236	22,347	4,409	—	84,992
Accrued liabilities	—	70,322	238,187	10,929	—	319,438
Income taxes, current	—	52,732	—	(191)	—	52,541
Long-term debt due within one year	—	250,317	(317)	—	—	250,000
Total current liabilities	(465,247)	(849,121)	2,089,077	46,075	38,020	858,804

Long-term liabilities:
Long-term debt due after one year	—	1,058,135	(8,525)	390	—	1,050,000
Deferred income taxes	—	(413)	234,080	7,047	—	240,714
Accrued liabilities	—	22,438	108,197	951	—	131,586
Total long-term liabilities	—	1,080,160	333,752	8,388	—	1,422,300
Total shareholders’ equity	1,983,780	3,411,561	3,676,241	1,183,455	(8,304,931)	1,950,106
	$1,518,533	$3,642,600	$6,099,070	$1,237,918	$(8,266,911)	$4,231,210

Condensed Consolidating Balance Sheet
As of May 31, 2015
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$74,145	$249,203	$93,725	$—	$417,073
Marketable securities	—	—	—	16,081	—	16,081
Accounts receivable, net	—	358,560	104,964	32,606	—	496,130
Inventories, net	—	193,594	21,149	8,870	2,598	226,211
Uniforms and other rental items in service	—	399,017	117,473	36,478	(18,963)	534,005
Income taxes, current	—	1,191	(339)	84	—	936
Assets held for sale	—	21,341	—	—	—	21,341
Prepaid expenses and other current assets	—	5,514	17,492	1,024	—	24,030
Total current assets	—	1,053,362	509,942	188,868	(16,365)	1,735,807

Property and equipment, at cost, net	—	523,690	275,072	72,659	—	871,421

Investments	321,083	1,956,320	895,393	956,461	(3,799,565)	329,692
Goodwill	—	—	1,180,527	15,197	(112)	1,195,612
Service contracts, net	—	42,400	34	—	—	42,434
Other assets, net	1,154,596	12,373	2,741,950	3,572	(3,894,997)	17,494
	$1,475,679	$3,588,145	$5,602,918	$1,236,757	$(7,711,039)	$4,192,460

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$(465,247)	$(877,042)	$1,391,999	$21,876	$38,021	$109,607
Accrued compensation and related liabilities	—	59,752	23,989	4,682	—	88,423
Accrued liabilities	—	65,022	232,500	13,137	(724)	309,935
Liabilities held for sale	—	704	—	—	—	704
Long-term debt due within one year	—	293	(293)	—	—	—
Total current liabilities	(465,247)	(751,271)	1,648,195	39,695	37,297	508,669

Long-term liabilities:
Long-term debt due after one year	—	1,308,452	(9,766)	590	724	1,300,000
Deferred income taxes	—	(304)	333,929	5,702	—	339,327
Accrued liabilities	—	—	111,105	904	—	112,009
Total long-term liabilities	—	1,308,148	435,268	7,196	724	1,751,336
Total shareholders’ equity	1,940,926	3,031,268	3,519,455	1,189,866	(7,749,060)	1,932,455
	$1,475,679	$3,588,145	$5,602,918	$1,236,757	$(7,711,039)	$4,192,460

Condensed Consolidating Statement of Cash Flows
Nine Months Ended February 29, 2016
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Cash flows from operating activities:
Net income	$562,622	$332,421	$231,247	$3,071	$(566,739)	$562,622
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	—	66,555	37,094	6,886	—	110,535
Amortization of intangible assets	—	11,612	218	306	—	12,136
Stock-based compensation	57,169	—	—	—	—	57,169
Gain on Storage Transactions	—	(12,547)	—	(3,239)	—	(15,786)
Loss on investment in Shred-it Partnership	—	22,470	—	1,818	—	24,288
(Gain) loss on sale of investment in Shred-it Partnership	—	(384,707)	—	10,681	—	(374,026)
Deferred income taxes	—	(82,115)	5,895	1,680	—	(74,540)
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	—	(29,503)	(11,703)	(317)	—	(41,523)
Inventories, net	—	(25,170)	(1,583)	(1,946)	4,690	(24,009)
Uniforms and other rental items in service	—	(7,378)	3,163	(2,118)	(572)	(6,905)
Prepaid expenses and other current assets	—	68	(1,743)	95	—	(1,580)
Accounts payable	—	(339,163)	366,402	10,132	(1)	37,370
Accrued compensation and related liabilities	—	(1,850)	(1,641)	(240)	—	(3,731)
Accrued liabilities and other	—	(20,292)	2,778	(1,511)	724	(18,301)
Income taxes, current	—	53,923	(356)	(132)	—	53,435
Net cash provided by (used in) operating activities	619,791	(415,676)	629,771	25,166	(561,898)	297,154

Cash flows from investing activities:
Capital expenditures	—	(111,219)	(85,885)	(10,398)	—	(207,502)
Proceeds from redemption of marketable securities	—	—	—	327,779	—	327,779
Purchase of marketable securities and investments	—	(3,838)	(2,235)	(385,760)	7,037	(384,796)
Proceeds from Storage Transactions, net of cash contributed	—	32,099	—	3,239	—	35,338
Proceeds from sale of investment in Shred-it Partnership	—	565,643	—	12,614	—	578,257
Acquisitions of businesses, net of cash acquired	—	(127,524)	—	(24,207)	—	(151,731)
Other, net	(24,380)	114,598	(638,714)	(2,656)	555,585	4,433
Net cash (used in) provided by investing activities	(24,380)	469,759	(726,834)	(79,389)	562,622	201,778

Cash flows from financing activities:
Proceeds from issuance of debt	—	—	(55)	55	—	—
Repayment of debt	—	(309)	1,053	(36)	(724)	(16)
Exercise of stock-based compensation awards	22,260	—	—	—	—	22,260
Dividends paid	(115,232)	—	—	(41)	—	(115,273)
Repurchase of common stock	(502,439)	—	—	—	—	(502,439)
Other, net	—	1,464	—	(311)	—	1,153
Net cash (used in) provided by financing activities	(595,411)	1,155	998	(333)	(724)	(594,315)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(6,574)	—	(6,574)

Net increase (decrease) in cash and cash equivalents	—	55,238	(96,065)	(61,130)	—	(101,957)
Cash and cash equivalents at beginning of period	—	74,145	249,203	93,725	—	417,073
Cash and cash equivalents at end of period	$—	$129,383	$153,138	$32,595	$—	$315,116

Condensed Consolidating Statement of Cash Flows
Nine Months Ended February 28, 2015
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Cash flows from operating activities:
Net income	$325,403	$102,933	$210,203	$14,079	$(327,215)	$325,403
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	—	58,898	38,081	7,971	—	104,950
Amortization of intangible assets	—	10,620	45	425	—	11,090
Stock-based compensation	36,016	—	—	—	—	36,016
Gain on Storage Transactions	—	(31,113)	86	(4,009)	—	(35,036)
Loss (gain) on investment in Shred-it Partnership	—	3,730	(206)	1,046	—	4,570
Gain on sale of stock of an equity method investment	—	—	(21,739)	—	—	(21,739)
Deferred income taxes	—	69	14,639	720	—	15,428
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	—	2,345	(8,184)	2,671	—	(3,168)
Inventories, net	—	10,048	4,361	(1,237)	2,198	15,370
Uniforms and other rental items in service	—	(15,228)	(4,420)	(2,161)	(394)	(22,203)
Prepaid expenses and other current assets	—	34	(1,460)	(183)	—	(1,609)
Accounts payable	—	(174,010)	137,440	2,949	6	(33,615)
Accrued compensation and related liabilities	—	(3,903)	(1,216)	(1,967)	—	(7,086)
Accrued liabilities and other	—	(28,349)	25,082	4,362	746	1,841
Income taxes, current	—	15,041	(26,508)	(1,099)	—	(12,566)
Net cash provided by (used in) operating activities	361,419	(48,885)	366,204	23,567	(324,659)	377,646

Cash flows from investing activities:
Capital expenditures	—	(72,623)	(81,881)	(8,536)	—	(163,040)
Proceeds from redemption of marketable securities	—	—	—	18,711	—	18,711
Purchase of marketable securities and investments	—	(2,436)	47,169	(68,136)	(56,544)	(79,947)
Proceeds from Storage Transactions, net of cash contributed	—	93,387	(89)	61,593	—	154,891
Proceeds from Shredding Transaction	—	3,344	—	—	—	3,344
Proceeds from sale of stock of an equity method investment	—	—	29,933	—	—	29,933
Dividends received on equity method investment	—	—	5,247	—	—	5,247
Acquisitions of businesses, net of cash acquired	—	(13,798)	—	—	—	(13,798)
Other, net	123,154	45,096	(545,939)	(2,677)	381,949	1,583
Net cash provided by (used in) investing activities	123,154	52,970	(545,560)	955	325,405	(43,076)

Cash flows from financing activities:
Proceeds from issuance of debt	—	—	(2,225)	2,225	—	—
Repayment of debt	—	(726)	3,421	(2,405)	(746)	(456)
Exercise of stock-based compensation awards	31,956	—	—	—	—	31,956
Dividends paid	(201,881)	—	—	(60)	—	(201,941)
Repurchase of common stock	(314,648)	—	—	—	—	(314,648)
Other, net	—	1,464	—	1,675	—	3,139
Net cash (used in) provided by financing activities	(484,573)	738	1,196	1,435	(746)	(481,950)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(7,588)	—	(7,588)

Net increase (decrease) in cash and cash equivalents	—	4,823	(178,160)	18,369	—	(154,968)
Cash and cash equivalents at beginning of period	—	73,540	399,525	40,223	—	513,288
Cash and cash equivalents at end of period	$—	$78,363	$221,365	$58,592	$—	$358,320

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

RESULTS OF OPERATIONS

Effective June 1, 2015, Cintas classifies its business into two reportable operating segments and places the remainder of its operating segments in an All Other category. Cintas’ two reportable operating segments are Uniform Rental and Facility Services and First Aid and Safety Services. The Uniform Rental and Facility Services operating segment consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops, and shop towels and other ancillary items. In addition to these rental items, restroom cleaning services and supplies and carpet and tile cleaning services are also provided within this operating segment. The First Aid and Safety Services operating segment consists of first aid and safety services. The remainder of Cintas’ business, which consists primarily of Fire Protection Services and its Direct Sale business, is included in All Other. These reporting units consist of fire protection products and services and the direct sale of uniforms and related items. Revenue and income before income taxes for the three and nine months ended February 29, 2016 and February 28, 2015 for the two reportable operating segments and All Other is presented in Note 11 entitled Segment Information of “Notes to Consolidated Condensed Financial Statements.”

On August 1, 2015, the Company acquired all of the shares of ZEE Medical Inc. (ZEE), a first aid, safety, training and emergency products business that is included in the First Aid and Safety Services reportable operating segment. See Note 9 entitled Acquisitions for additional information. In the quarter ended November 30, 2015, Cintas completed the sale of its investment in the Shred-it Partnership (Shred-it). As a result of this transaction, results from Shred-it are reported under discontinued operations for the three and nine months ended February 29, 2016, as well as the same period in the prior fiscal year. Additionally, effective August 31, 2014, Cintas' document imaging and retention services (Storage) business is reported as a discontinued operation for all periods presented and has been excluded from continuing operations and from operating segment results for all periods presented. In the quarter ended November 30, 2014, Cintas sold its Storage business. Please see Note 12 entitled Discontinued Operations of "Notes to Consolidated Condensed Financial Statements" for additional information.

Consolidated Results

Three Months Ended February 29, 2016 Compared to Three Months Ended February 28, 2015

Total revenue increased 9.7% for the three months ended February 29, 2016 over the same period in the prior fiscal year, from $1,108.8 million to $1,216.1 million. Revenue increased organically by 6.8% as a result of increased sales volume. Organic growth adjusts for the impact of acquisitions and foreign currency exchange rate fluctuations. Total revenue was positively impacted by 3.6% due to acquisitions and negatively impacted by 0.7% due to foreign currency exchange rate fluctuations in the three-month period ended February 29, 2016 compared to the three-month period ended February 28, 2015.

Uniform Rental and Facility Services reportable operating segment revenue increased 6.0% for the three months ended February 29, 2016 over the same period in the prior fiscal year, from $883.4 million to $936.6 million. Revenue increased organically by 6.1%. Revenue growth was negatively impacted 0.8% due to foreign currency exchange rate fluctuations and positively impacted 0.7% due to acquisitions in the three-month period ended February 29, 2016 compared to the same period in the prior fiscal year. Growth was driven by many factors including new business sold by sales representatives and penetration of additional products and services into existing customers.

Other revenue, consisting of revenue from the First Aid and Safety Services reportable operating segment and All Other, increased 24.0% for the three months ended February 29, 2016 compared to the same period in the prior fiscal year, from $225.4 million to $279.5 million. Revenue growth was negatively impacted by 0.3% due to foreign currency exchange rate fluctuations. Revenue increased organically by 9.5%.The remaining 14.8% increase represents growth derived through acquisitions in our First Aid and Safety Services reportable operating segment and businesses included in All Other.

Cost of uniform rental and facility services consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other ancillary items. Cost of uniform rental and facility services increased $23.4 million, or 4.7%, for the three months ended February 29, 2016, compared to the three months ended February 28, 2015. This increase was due to higher Uniform Rental and Facility Services reportable operating segment sales volume.

Cost of other consists primarily of cost of goods sold (predominantly first aid and safety, uniforms, and fire protection products), delivery expenses and distribution expenses in the First Aid and Safety Services reportable operating segment and All Other. Cost of other increased $34.6 million, or 26.1%, for the three months ended February 29, 2016, compared to the three months ended February 28, 2015. The increase was primarily due to higher First Aid and Safety Services reportable operating segment and All Other sales volume.

Selling and administrative expenses increased $30.0 million, or 9.9%, for the three months ended February 29, 2016, compared to the three months ended February 28, 2015. The majority of the increase was due to higher Uniform Rental and Facility Services and First Aid and Safety Services reportable operating segment sales volume.

Net interest expense (interest expense less interest income) was $15.8 million for the three months ended February 29, 2016, compared to $16.2 million for the third quarter of fiscal 2015. The decrease was primarily due to higher capitalized interest on capital projects.

Cintas’ effective tax rate on continuing operations was 33.8% for the three months ended February 29, 2016 and 36.3% for the three months ended February 28, 2015. The rate was benefited in the three months ended February 29, 2016, primarily as a result of the closing of a prior-year Federal tax audit.

Net income from continuing operations for the three months ended February 29, 2016 increased $16.9 million, or 16.9%, compared to the three months ended February 28, 2015. Diluted earnings per share from continuing operations was $1.05 for the three months ended February 29, 2016, which was an increase of 23.5% compared to the same period in the prior fiscal year. Diluted earnings per share from continuing operations increased due to the increase in earnings from continuing operations combined with the decrease in weighted average common shares outstanding. The decrease in common shares outstanding resulted from purchasing 11.7 million shares of common stock under the July 30, 2013, January 13, 2015 and August 4, 2015 share buyback programs since the beginning of the third quarter of fiscal 2015 through the third quarter of fiscal 2016.

Uniform Rental and Facility Services Reportable Operating Segment

Three Months Ended February 29, 2016 Compared to Three Months Ended February 28, 2015

Uniform Rental and Facility Services reportable operating segment revenue increased from $883.4 million to $936.6 million, or 6.0%, for the three months ended February 29, 2016, over the same quarter in the prior fiscal year, and the cost of uniform rental and facility services increased $23.4 million, or 4.7%. The reportable operating segment’s gross margin was $411.9 million, or 44.0% of revenue. The gross margin was 70 basis points higher than the prior fiscal year’s third quarter gross margin of 43.3%. Lower energy-related expenses increased gross margin by 50 basis points. The remaining increase was driven by increased revenue from existing customers and continuous improvement in process efficiency.

Selling and administrative expenses increased $14.4 million to 26.1% of revenue, compared to 26.0% in the third quarter of the prior fiscal year. This increase in expense was due primarily to increased labor and other employee-partner related expenses.

Income before income taxes increased $15.3 million, or 10.1%, for the Uniform Rental and Facility Services reportable operating segment for the third quarter of fiscal 2016 compared to the same quarter last fiscal year. Income before income taxes was 17.9% of the reportable operating segment’s revenue, which was a 70 basis point increase compared to the third quarter of the prior fiscal year of 17.2%. This increase was due to the increase in gross margin, partially offset by the increase in selling and administrative expenses as previously discussed.

First Aid and Safety Services Reportable Operating Segment

Three Months Ended February 29, 2016 Compared to Three Months Ended February 28, 2015

First Aid and Safety Services reportable operating segment revenue increased from $79.5 million to $119.1 million, or 49.8%, for the three months ended February 29, 2016. Revenue increased organically by 11.9% as a result of increased sales volume. The remaining 37.9% difference in growth rates represents growth derived through acquisitions, primarily the ZEE acquisition.

Cost of first aid and safety services increased $26.9 million, or 64.3%, for the three months ended February 29, 2016, over the three months ended February 28, 2015, due to increased sales volume and higher costs associated with the recent acquisition. The gross margin as a percent of revenue was 42.2% for the quarter ended February 29, 2016, which is a decrease compared to the gross margin as a percent of revenue of 47.3% in the same quarter of the prior fiscal year. ZEE integration costs and the lower efficiency of the acquired ZEE routes were primarily responsible for the decrease in gross margin.

Selling and administrative expenses increased $11.3 million compared to the same quarter in the prior fiscal year. The increase was due primarily to increased labor and other employee-partner related expenses. Selling and administrative expenses as a percent of revenue improved to 31.6% from 33.1% in the third quarter of fiscal 2015 as revenue growth outpaced the increase in expenses, and we saw lower administrative expenses from ZEE.

Income before income taxes for the First Aid and Safety Services reportable operating segment increased $1.3 million to $12.6 million for the three months ended February 29, 2016, compared to the same quarter in the prior fiscal year, due to the increase in revenue from both organic growth and the ZEE acquisition. Income before income taxes, at 10.6% of the reportable operating segment’s revenue, was a 360 basis point decrease compared to the same quarter last fiscal year due to the reasons previously mentioned.

Consolidated Results

Nine Months Ended February 29, 2016 Compared to Nine Months Ended February 28, 2015

Total revenue increased 9.0% for the nine months ended February 29, 2016 over the same period in the prior fiscal year, from $3,334.3 million to $3,634.1 million. Revenue increased organically by 6.6% as a result of increased sales volume. Organic growth adjusts for the impact of acquisitions, foreign currency exchange rate fluctuations and workday differences. Total revenue was positively impacted by 2.6% due to acquisitions and 0.6% due to one more workday in the nine-month period ended February 29, 2016 compared to the nine-month period ended February 28, 2015. Revenue growth was also negatively impacted by 0.8% due to foreign currency exchange rate fluctuations.

Uniform Rental and Facility Services reportable operating segment revenue increased 6.2% for the nine months ended February 29, 2016 over the same period in the prior fiscal year, from $2,648.6 million to $2,812.7 million. Revenue increased organically by 6.3%. Revenue growth was negatively impacted 0.9% due to foreign currency exchange rate fluctuations. Total revenue was positively impacted by 0.3% due to acquisitions and 0.5% due to one more workday in the nine-month period ended February 29, 2016 compared to the same period in the prior fiscal year. Growth was driven by many factors including new business sold by sales representatives and penetration of additional products and services into existing customers.

Other revenue, consisting of revenue from the First Aid and Safety Services reportable operating segment and All Other, increased 19.8% for the nine months ended February 29, 2016 compared to the same period in the prior fiscal year, from $685.7 million to $821.4 million. Revenue growth was positively impacted by 0.6% due to one more workday in the nine-month period ended February 29, 2016 compared to the nine-month period ended February 28, 2015. Revenue growth was negatively impacted by 0.3% due to foreign currency exchange rate fluctuations. Revenue increased organically by 7.9%.The remaining 11.6% difference in growth rates represents growth derived through acquisitions in our First Aid and Safety Services reportable operating segment and All Other.

Cost of uniform rental and facility services consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other ancillary items. Cost of uniform rental and facility services increased $71.5 million, or 4.8%, for the nine months ended February 29, 2016, compared to the nine months ended February 28, 2015. This increase was due to higher Uniform Rental and Facility Services reportable operating segment sales volume.

Cost of other consists primarily of cost of goods sold (predominantly first aid and safety, uniforms, and fire protection products), delivery expenses and distribution expenses in the First Aid and Safety Services reportable operating segment and All Other. Cost of other increased $86.8 million, or 21.6%, for the nine months ended February 29, 2016, compared to the nine months ended February 28, 2015. The increase was primarily due to higher First Aid and Safety Services reportable operating segment and All Other sales volume.

Selling and administrative expenses increased $81.4 million, or 8.9%, for the nine months ended February 29, 2016, compared to the nine months ended February 28, 2015. The majority of the increase was due to higher Uniform Rental and Facility Services and First Aid and Safety Services reportable operating segment sales volume.

In the first nine months of the prior fiscal year, Cintas sold stock in an equity method investment. In conjunction with the sale, the Company received a cash dividend. The sale resulted in the recording of a gain of $21.7 million in the nine months ended February 28, 2015.

Net interest expense (interest expense less interest income) for the nine months ended February 29, 2016 was $48.2 million, which was a decrease of $0.4 million compared to February 28, 2015. The decrease was primarily due to higher capitalized interest on capital projects.

Cintas’ effective tax rate on continuing operations was 36.1% for the nine months ended February 29, 2016 and 37.0% for the nine months ended February 28, 2015. The rate was benefited in the nine months ended February 29, 2016 primarily as a result of the closing of a prior-year Federal tax audit.

Net income from continuing operations for the nine months ended February 29, 2016, increased $29.0 million, or 9.4%, over the same period in the prior fiscal year. Diluted earnings per share from continuing operations was $3.01 for the nine months ended February 29, 2016, which was a 15.8% increase compared to the same period in the prior fiscal year. Diluted earnings per share from continuing operations increased due to an increase in earnings from continuing operations combined with a decrease in weighted average common shares outstanding. The decrease in common shares outstanding resulted from purchasing 11.7 million shares of common stock under the July 30, 2013, January 13, 2015 and August 4, 2015 share buyback programs since the beginning of the third quarter of fiscal 2015 through the third quarter of fiscal 2016.

Uniform Rental and Facility Services Reportable Operating Segment

Nine Months Ended February 29, 2016 Compared to Nine Months Ended February 28, 2015

Uniform Rental and Facility Services reportable operating segment revenue increased from $2,648.6 million to $2,812.7 million, or 6.2%, for the nine months ended February 29, 2016, over the same period in the prior fiscal year, and the cost of uniform rental and facility services increased $71.5 million, or 4.8%. The reportable operating segment’s gross margin was $1,243.4 million, or 44.2% of revenue. The gross margin was 80 basis points higher than the same period of the prior fiscal year of 43.4%. The increase was driven by several factors including increased revenue from existing customers and continuously improving the efficiency of processes. Lower energy-related expenses increased gross margin by 50 basis points.

Selling and administrative expenses increased $47.0 million due primarily to increased labor and other employee-partner related expenses, and increased 20 basis points, to 26.4% of revenue, compared to 26.2% in the same period of the prior fiscal year. The increase in expense was due primarily to increased labor and other employee-partner related expenses.

Income before income taxes increased $45.6 million to $502.2 million for the Uniform Rental and Facility Services reportable operating segment for the first nine months of fiscal 2016 compared to the same period last fiscal year. Income before income taxes was 17.9% of the operating segment’s revenue, which was a 70 basis point increase compared 17.2% in the nine months ended February 28, 2015. This increase was due to the increase in gross margin, partially offset by higher selling and administrative expenses previously discussed.

First Aid and Safety Services Reportable Operating Segment

Nine Months Ended February 29, 2016 Compared to Nine Months Ended February 28, 2015

First Aid and Safety Services reportable operating segment revenue increased from $241.7 million to $339.0 million, or 40.3%, for the nine months ended February 29, 2016. Revenue growth was positively impacted by 0.6% due to one more workday in the period ended February 29, 2016 compared to the period ended February 28, 2015. Revenue increased organically by 10.7% as a result of increased sales volume. The remaining 29.0% difference in growth rates represents growth derived through acquisitions, primarily the ZEE acquisition.

Cost of first aid and safety services increased $65.6 million, or 50.8%, for the nine months ended February 29, 2016, over the nine months ended February 28, 2015, due to increased sales volume and higher costs associated with the ZEE acquisition. The gross margin as a percent of revenue was 42.6% for the first nine months of fiscal 2016, which is a 400 basis point decrease compared to the gross margin as a percent of revenue of 46.6% in the same period of the prior fiscal year. ZEE integration costs and the lower efficiency of the acquired ZEE routes were primarily responsible for the decrease in gross margin. Energy-related expenses were lower in the nine months ended February 29, 2016 than the same period in the prior fiscal year by 30 basis points.

Selling and administrative expenses increased $27.9 million compared to the same period in the prior fiscal year. The increase was due primarily to increased labor and other employee-partner related expenses. Selling and administrative expenses as a percent of revenue improved to 31.9% from 33.3% in the first nine months of fiscal 2016 as revenue growth outpaced the increase in expenses.

Income before income taxes for the First Aid and Safety Services reportable operating segment increased $3.9 million to $36.1 million for the nine months ended February 29, 2016, compared to the same period in the prior fiscal year, due to the increase in revenue. Income before income taxes, at 10.6% of the operating segment’s revenue, was a 270 basis point decrease compared to the same period in the prior fiscal year due to the reasons previously mentioned.

LIQUIDITY AND CAPITAL RESOURCES

The following is a summary of our cash flows and cash, cash equivalents and marketable securities as of and for the nine months ended February 29, 2016 and February 28, 2015:

(In thousands)	2016	2015

Net cash provided by operating activities	$297,154	$377,646
Net cash provided by (used in) investing activities	$201,778	$(43,076)
Net cash used in financing activities	$(594,315)	$(481,950)

Cash and cash equivalents at the end of the period	$315,116	$358,320
Marketable securities at the end of the period	$71,703	$44,874

Cash, cash equivalents and marketable securities as of February 29, 2016 and February 28, 2015 include $104.3 million and $103.5 million, respectively, that is located outside of the United States. We expect to use these amounts to fund our international operations and international expansion activities.

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

Net cash provided by operating activities was $297.2 million for the nine months ended February 29, 2016, a decrease of $80.5 million compared to the same period last fiscal year. Net cash provided by operating activities was negatively impacted by a $166.2 million payment of a portion of the taxes due on the gain on the sale of the investment in Shred-it.

Net cash provided by investing activities includes capital expenditures and cash paid for acquisitions of businesses. Capital expenditures were $207.5 million and $163.0 million for the nine months ended February 29, 2016 and February 28, 2015, respectively. Current year capital expenditures primarily relate to expansion efforts in the Uniform Rental and Facility Services reportable operating segment, representing $76.1 million of the current year outflow. Cash paid for acquisitions of businesses net of cash acquired was $151.7 million and $13.8 million for the nine months ended February 29, 2016 and February 28, 2015, respectively. The acquisitions in fiscal 2016 occurred in our Uniform Rental and Facility Services operating segment, First Aid and Safety Services operating segment and our Fire Protection business, which is included in All Other. In the nine months ended February 29, 2016, net cash provided by investing activities included $578.3 million of proceeds related to the sale of our investment in Shred-it. In addition, there was $35.3 million of cash received from the sale of the Storage real estate assets classified as held for sale at May 31, 2015 and additional consideration received from the sale of Storage in fiscal 2015. In the nine months ended February 28, 2015, net cash provided by investing activities included $35.2 million of cash received from the sale of stock in an equity method investment plus receipt of dividends on the same investment. Also, the Company sold Storage during the nine month period ended February 29, 2015, receiving proceeds, net of cash contributed, of $154.9 million.

Net cash used in financing activities was $594.3 million and $482.0 million for the nine months ended February 29, 2016 and February 28, 2015, respectively. On July 30, 2013, we announced that the Board of Directors authorized a $500.0 million share buyback program. During the first nine months of fiscal 2015, under the July 30, 2013 program, we purchased 4.0 million shares of Cintas common stock for a total purchase price of $300.5 million. The July 30, 2013 program was completed in February 2015. On January 13, 2015, we announced that the Board of Directors authorized a $500.0 million share buyback program, which does not have an expiration date. Under the January 13, 2015 program, during the nine months ended February 29, 2016, we purchased 3.1 million shares of Cintas common stock at an average price of $85.44 per share for a total purchase price of $262.9 million, which completed the January 13, 2015 share buyback program. From the inception of the January 13, 2015 share buyback program through September 2015, Cintas purchased a total of 5.9 million shares of Cintas common stock at an average price of $84.07 per share for a total purchase price of $500.0 million. On August 4, 2015, we announced that the Board of Directors authorized a new $500.0 million share buyback program. During the nine months ended February 29, 2016, under the August 4, 2015 share buyback program, Cintas purchased 2.6 million shares of Cintas common stock at an average price of $85.11 for a total purchase price of $220.0 million. In addition, Cintas purchased 0.5 million shares of Cintas

Common stock for a total purchase price of $47.8 million during the period subsequent to February 29, 2016 through April 8, 2016.  For the nine months ended February 29, 2016, Cintas acquired 0.2 million shares of Cintas common stock for employee payroll taxes due on restricted stock awards that vested during the nine months ended February 29, 2016. These shares were acquired at an average price of $85.62 per share for a total purchase price of $19.5 million.

As of February 29, 2016, we had $250.0 million aggregate principal amount in fixed rate senior notes outstanding due on June 1, 2016 and $1,050.0 million aggregate principal amount in fixed rate senior notes outstanding with maturities ranging from 2017 to 2036. Cintas expects to refinance the fixed rate senior notes maturing on June 1, 2016.

Cintas’ commercial paper program has a capacity of $300.0 million that is fully supported by a backup revolving credit facility through a credit agreement with its banking group. This revolving credit facility has an accordion feature that allows for a maximum borrowing capacity of $450.0 million. The revolving credit facility has a maturity date of May 28, 2019. We believe that this program, along with cash generated from operations, will be adequate to provide necessary funding for our future cash requirements. No commercial paper or borrowings under our revolving credit facility were outstanding as of February 29, 2016 or May 31, 2015.

Cintas has certain covenants related to debt agreements. These covenants limit our ability to incur certain liens, to engage in sale-leaseback transactions and to merge, consolidate or sell all or substantially all of Cintas' assets. These covenants also require Cintas to maintain certain debt to earnings before interest, taxes, depreciation and amortization (EBITDA) and interest coverage ratios. Cross-default provisions exist between certain debt instruments. If a default of a significant covenant were to occur, the default could result in an acceleration of the maturity of the indebtedness, impair liquidity and limit the ability to raise future capital. As of February 29, 2016, Cintas was in compliance with all debt covenants.

Our access to the commercial paper and long-term debt markets has historically provided us with sources of liquidity.  We do not anticipate having difficulty in obtaining financing from those markets in the future in view of our favorable experiences in the debt markets in the recent past. Our ability to continue to access the commercial paper and long-term debt markets on favorable interest rate and other terms will depend, to a significant degree, on the ratings assigned by the credit rating agencies to our indebtedness. As of February 29, 2016, our ratings were as follows:

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

ITEM 4.
CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

With the participation of Cintas’ management, including Cintas’ Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, Cintas has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of February 29, 2016.  Based on such evaluation, Cintas’ management, including Cintas’ Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, has concluded that Cintas’ disclosure controls and procedures were effective as of February 29, 2016, in ensuring (i) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is accumulated and communicated to Cintas’ management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in Cintas’ internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended February 29, 2016, that have materially affected, or are reasonably likely to materially affect, Cintas’ internal control over financial reporting. See “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” on pages 29 through 31 of our Annual Report on Form 10-K for the fiscal year ended May 31, 2015.

Part II.  Other Information

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Period (In millions, except share and per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan (1)	Maximum approximate dollar value of shares that may yet be purchased under the plan (1)

December 1 - 31, 2015 (2)	249	$92.02	—	$380.0
January 1 - 31, 2016 (3)	90,594	$82.78	90,000	372.6
February 1 - 29, 2016 (4)	1,099,235	$84.26	1,098,386	280.0
Total	1,190,078	$84.15	1,188,386	$280.0

(1) On August 4, 2015, Cintas announced that the Board of Directors authorized a new $500.0 million share buyback program, which does not have an expiration date. From the inception of the August 4, 2015 share buyback program through February 29, 2016, Cintas has purchased a total of 2.6 million shares of Cintas stock at an average price of $85.11 per share for a total purchase price of $220.0 million.
(2) During December 2015, Cintas acquired 249 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $92.02 per share for a total purchase price of less than $0.1 million.
(3) During January 2016, Cintas acquired 594 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $81.85 per share for a total purchase price of less than $0.1 million.
(4) During February 2016, Cintas acquired 849 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $84.64 per share for a total purchase price of less than $0.1 million.

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

CINTAS CORPORATION
(Registrant)

Date: April 8, 2016	/s/	J. Michael Hansen

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