Form 10-K
period 2016-05-31
CINTAS CORP
filed 2016-07-29
CIK 723254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 31, 2016

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
The aggregate market value of the Registrant's Common Stock held by non-affiliates as of November 30, 2015, was $9,901,161,464 based on a closing sale price of $91.59 per share. As of June 30, 2016, 179,592,528 shares of the Registrant's Common Stock were issued and 104,207,491 shares were outstanding.
Documents Incorporated by Reference
Portions of the Registrant's Proxy Statement to be filed with the Commission for its 2016 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

Cintas Corporation

Part I

Item 1.  Business
Cintas Corporation (Cintas, Company, we, us or our), a Washington corporation, helps more than 900,000 businesses of all types and sizes, primarily in North America, as well as Latin America, Europe and Asia, get Ready™ to open their doors with confidence every day by providing a wide range of products and services that enhance our customers’ image and help keep their facilities and employees clean, safe and looking their best. With products and services including uniforms, floor care, restroom supplies, first aid and safety products, fire extinguishers and testing, and safety and compliance training, Cintas helps customers get Ready for the Workday™. Cintas was founded in 1968 by Richard T. Farmer, currently the Chairman Emeritus of the Board of Directors, when he left his family's industrial laundry business in order to develop uniform programs using an exclusive new fabric. In the early 1970's, Cintas acquired the family industrial laundry business. Over the years, Cintas developed additional products and services that complemented its core uniform business and broadened the scope of products and services available to its customers.
U.S. Generally Accepted Accounting Principles (GAAP) requires companies to evaluate their reportable operating segments periodically and when certain events occur. As a result of a recent evaluation, effective June 1, 2015, Cintas realigned its organizational structure and updated its reportable operating segments in light of certain changes in its business including the acquisition of ZEE Medical Inc. (ZEE) in the first quarter of fiscal 2016. Cintas’ updated reportable operating segments are Uniform Rental and Facility Services and First Aid and Safety Services. The Uniform Rental and Facility Services reportable operating segment consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items. In addition to these rental items, restroom cleaning services and supplies, carpet and tile cleaning services and the sale of items from our catalogs to our customers on route are included within this reportable operating segment. The First Aid and Safety Services reportable operating segment consists of first aid and safety products and services. The remainder of Cintas’ business, which consists primarily of Fire Protection Services and its Direct Sale business, is included in All Other.
Prior to June 1, 2015, Cintas classified its business into the following three reportable operating segments: the Rental Uniforms and Ancillary Products operating segment consisted of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items. In addition to these rental items, restroom cleaning services and supplies and carpet and tile cleaning services were also provided within this operating segment. The Uniform Direct Sales operating segment consisted of the direct sale of uniforms and related items. The First Aid and Safety and Fire Protection Services operating segment consisted of first aid and safety products and services, and fire protection products and services.
In fiscal 2014, Cintas completed its partnership transaction with the shareholders of Shred-it International Inc. to combine Cintas' shredding business (Shredding) with the shredding business of Shred-it International Inc. (the Shredding Transaction). Pursuant to the Shredding Transaction, the newly formed partnership (the Shred-it Partnership) was owned 42% by Cintas and 58% by the shareholders of Shred-it International Inc. Cintas' investment in the Shred-it Partnership (Shred-it) and the results of Shredding are classified as discontinued operations for all periods presented as a result of selling the investment during fiscal 2016. During fiscal 2015, Cintas sold the storage business (Storage) and, as a result, its operations are also classified as discontinued operations for all periods presented. Shredding and Storage were previously included in the former Document Management Services reportable operating segment. In accordance with the applicable accounting guidance for the disposal of long-lived assets and discontinued operations, the results of Shredding and Storage have been excluded from both continuing operations and operating segment results for all periods presented. Please see Note 16 entitled Discontinued Operations of "Notes to Consolidated Financial Statements" for additional information.
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

The following table sets forth Cintas' total revenue and the revenue derived from each reportable operating segment and All Other:

Fiscal Year Ended May 31, (in thousands)	2016	2015(1)(2)	2014(1)(2)

Uniform Rental and Facility Services	$3,777,801	$3,539,843	$3,304,635
First Aid and Safety Services	461,783	326,593	294,966
All Other	665,874	610,450	594,243
Total Revenue	$4,905,458	$4,476,886	$4,193,844

(1)
The figures for fiscal 2015 and 2014 presented reflect the change in classification of Shredding and Storage to discontinued operations within the Consolidated Statements of Income. See Note 16 entitled Discontinued Operations of "Notes to Consolidated Financial Statements."

(2)	Cintas' reportable operating segments changed effective June 1, 2015. All prior fiscal periods have been recast to reflect that change.
Additional information regarding each reportable operating segment and All Other is also included in Note 14 entitled Operating Segment Information of "Notes to Consolidated Financial Statements."
The primary markets served by all Cintas businesses are local in nature and highly fragmented. Cintas competes with national, regional and local providers, and the level of competition varies at each of Cintas' local operations. Product, design, price, quality, service and convenience to the customer are the competitive elements in each of our businesses.
Within the Uniform Rental and Facility Services reportable operating segment, Cintas provides its products and services to customers via local delivery routes originating from rental processing plants and branches. Within the First Aid and Safety Services reportable operating segment and All Other, Cintas provides its products and services via its distribution network and local delivery routes or local representatives. In total, Cintas has approximately 9,000 local delivery routes, 377 operational facilities and eight distribution centers. At May 31, 2016, Cintas employed approximately 35,000 employees, of which approximately 200 were represented by labor unions.
Cintas sources finished products from many outside suppliers. In addition, Cintas operates five manufacturing facilities that provide for standard uniform needs. Cintas purchases fabric, used in its manufacturing process, from several suppliers. Cintas is not aware of any circumstances that would hinder its ability to continue obtaining these materials.
Cintas is subject to various environmental laws and regulations, as are other companies in the uniform rental industry. While environmental compliance is not a material component of its costs, Cintas must incur capital expenditures and associated operating costs, primarily for water treatment and waste removal, on a regular basis. Environmental spending related to water treatment and waste removal was approximately $13 million in fiscal 2016 and approximately $12 million in fiscal 2015. Capital expenditures to limit or monitor hazardous substances totaled approximately $3 million in fiscal 2016 and approximately $4 million in fiscal 2015. Cintas does not expect a material change in the cost of environmental compliance and is not aware of any material non-compliance with environmental laws.
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
This Annual Report on Form 10-K contains forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements. Forward-looking statements may be identified by words such as "estimates," "anticipates," "predicts," "projects," "plans," "expects," "intends," "target," "forecast," "believes," "seeks," "could," "should," "may" and "will" or the negative versions thereof and similar words, terms and expressions and by the context in which they are used. Such statements are based upon current expectations of Cintas and speak only as of the date made. You should not place undue reliance on any forward-looking statement. We cannot guarantee that any forward-looking statement will be realized. These statements are subject to various risks, uncertainties, potentially inaccurate assumptions and other factors that could cause actual results to differ from those set forth in or implied by this Annual Report. Factors that might cause such a difference include, but are not limited to, our ability to promptly and effectively integrate acquisitions, including ZEE; our ability to realize any synergies from acquisitions, including ZEE; the possibility of greater than anticipated operating costs including energy and fuel costs; lower sales volumes; loss of customers due to outsourcing trends; the performance and costs of integration of acquisitions; fluctuations in costs of materials and labor including increased medical costs costs; costs and possible effects of union organizing activities; failure to comply with government regulations concerning employment discrimination, employee pay and benefits and employee health and safety; the effect on operations of exchange fluctuations, tariffs and other political, economic and regulatory risks; uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation; the cost, results and ongoing assessment of internal controls for financial reporting required by the Sarbanes-Oxley Act of 2002; costs of our SAP system implementation; disruptions caused by the inaccessibility of computer systems data, including cybersercurity risks; the initiation or outcome of litigation, investigations or other proceedings; higher assumed sourcing or distribution costs of products, the disruption of operations from catastrophic or extraordinary events; the amount and timing of repurchases of our common stock, if any; changes in federal and state tax and labor laws; the reactions of competitors in terms of price and service. Cintas undertakes no obligation to publicly release any revisions to any forward-looking statements or to otherwise update any forward-looking statements whether as a result of new information or to reflect events, circumstances or any other unanticipated developments arising after the date on which such statements are made, except otherwise as required by law. The risks and uncertainties described herein are not the only ones we may face. Additional risks and uncertainties presently not known to us or that we currently believe to be immaterial may also harm our business.
Negative global economic factors may adversely affect our financial performance.
Negative economic conditions, in North America and our other markets, may adversely affect our financial performance. Higher levels of unemployment, inflation, tax rates and other changes in tax laws and other economic factors could adversely affect the demand for Cintas’ products and services. Increases in labor costs, including the cost to provide employee-partner related healthcare benefits, minimum wages, labor shortages or shortages of skilled labor, regulations regarding the classification of employees and/or their eligibility for overtime wages, higher material costs for items such as fabrics and textiles, the inability to obtain insurance coverage at cost-effective rates, higher interest rates, inflation, higher tax rates and other changes in tax laws and other economic factors could increase our costs of rental uniforms and facility services, cost of other services and selling and administrative expenses. As a result, these factors could adversely affect our sales and consolidated results of operations.
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
Changes in the fuel and energy industry could adversely affect our financial condition and results of operations.
The price of fuel and energy needed to run our vehicles and equipment is unpredictable and fluctuates based on events outside our control, including geopolitical developments, supply and demand for fuel and other energy related products, actions by energy producers, war and unrest in oil producing countries, regional production patterns, limits on refining capacities, natural disasters and environmental concerns. Increases in fuel and energy costs could adversely affect our consolidated financial condition and consolidated results of operations.
As a result of falling oil prices, the financial performance of the fuel and energy industry has deteriorated and negatively impacted our business. Further decline and cutbacks within this industry could continue to adversely affect the demand for our products and services.
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
We earn revenue, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar, including the Canadian dollar, British pound, and the euro. In fiscal years 2016, 2015 and 2014, revenue denominated in currencies other than the U.S. dollar represented less than 10% of our consolidated revenue. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenue, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, fluctuations in the value of the U.S. dollar against other major currencies, particularly in the event of significant increases in foreign currency revenue, will impact our revenue and operating income and the value of balance sheet items denominated in foreign currencies. This impact could adversely affect our consolidated financial condition and consolidated results of operations.
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
We are subject to various litigation claims and legal proceeding arising from the ordinary course of our business, including personal injury, customer contract, environmental and employment claims. Certain of these lawsuits or potential future lawsuits, if decided adversely to us or settled by us, may result in liability and expense material to our consolidated financial condition and consolidated results of operations.
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
We rely extensively on computer systems to process transactions, maintain information and manage our businesses. Disruptions in the availability of computer systems due to implementation of a new system or otherwise, or privacy breaches involving computer systems, could impact our ability to service our customers and adversely affect our sales, results of operations and reputation and expose us to litigation risk.
Our businesses rely on our computer systems to provide customer information, process customer transactions and provide other general information necessary to manage our businesses. We have an active disaster recovery plan in place that is frequently reviewed and tested. However, our computer systems are subject to damage or interruption due to system conversions,such as our current conversion to SAP enterprise system, power outages, computer or telecommunication failures, catastrophic events such as fires, tornadoes and hurricanes and usage errors by our employees. Although we believe that we have adopted appropriate measures to mitigate potential risks to our technology and our operations from these information technology-related and other potential disruptions, given the unpredictability of the timing, nature and scope of such disruptions, we could potentially be subject to production downtimes, operational delays and interruptions in our ability to provide products and services to our customers. Any disruption caused by the unavailability of our computer systems could adversely affect our sales, could require us to make a significant investment to fix or replace them and, therefore, could adversely affect our consolidated results of operations. In addition, cyber-security attacks are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and corruption of data. If the network of security controls, policy enforcement mechanisms and monitoring systems to address these threats to our technology fails, the compromising of confidential or otherwise protected Company, customer, or employee information, destruction or corruption of data, security breaches, or other manipulation or improper use of our systems and networks could result in financial losses from remedial actions, loss of business or potential liability and damage to our reputation.
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
Unexpected events, including fires or explosions at facilities, natural disasters such as hurricanes and tornadoes, war or terrorist activities, unplanned outages, supply disruptions, failure of equipment or systems or changes in laws and/or regulations impacting our businesses, could adversely affect our consolidated results of operations. These events could result in customer disruption, physical damage to one or more key operating facilities, the temporary closure of one or more key operating facilities or the temporary disruption of information systems.
We may recognize impairment charges, which could adversely affect our financial condition and results of operations.
We assess our goodwill and other intangible assets and our long-lived assets for impairment when required by U.S. GAAP. These accounting principles require that we record an impairment charge if circumstances indicate that the asset carrying values exceed their estimated fair values. The estimated fair value of these assets is impacted by general economic conditions in the locations in which we operate. Deterioration in these general economic conditions may result in: declining revenue, which can lead to excess capacity and declining operating cash flow; reductions in management's estimates for future revenue and operating cash flow growth; increases in borrowing rates and other deterioration in factors that impact our weighted average cost of capital; and deteriorating real estate values. If our assessment of goodwill, other intangible assets or long-lived assets indicates an impairment of the carrying value for which we recognize an impairment charge, this may adversely affect our consolidated financial condition and consolidated results of operations.
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

Item 1B.  Unresolved Staff Comments
None.

Item 2.  Properties
Cintas occupies 385 facilities located in 288 cities. Cintas leases 199 of these facilities for various terms ranging from monthly to the year 2028. Cintas expects that it will be able to renew or replace its leases on satisfactory terms. Of the five manufacturing facilities noted below, Cintas controls the operations of one manufacturing facility, but does not own or lease the real estate related to the operation. All other facilities are owned. The principal executive office in Cincinnati, Ohio, provides centrally located administrative functions including accounting, finance, marketing and computer system development and support. Cintas operates rental processing plants that house administrative, sales and service personnel and the necessary equipment involved in the cleaning of uniforms and bulk items, such as entrance mats and shop towels. Branch operations provide administrative, sales and service functions. Cintas operates eight distribution centers and five manufacturing facilities. Cintas also operates first aid and safety and fire protection facilities and direct sales offices. Cintas considers the facilities it operates to be adequate for their intended use. Cintas owns or leases approximately 13,800 vehicles which are used for the route-based services and by the sales and management employee-partners.
The following chart provides additional information concerning Cintas' facilities:

Type of Facility	# of Facilities

Rental Processing Plants	165
Rental Branches	117
First Aid and Safety Facilities	41
All Other Facilities	49
Distribution Centers	8	*
Manufacturing Facilities	5
Total	385
Rental processing plants, rental branches, distribution centers and manufacturing facilities are used in Cintas' Uniform Rental and Facility Services reportable operating segment. First aid and safety facilities, rental processing plants and distribution centers are used in the First Aid and Safety Services reportable operating segment. Rental processing plants, rental branches, first aid and safety facilities, fire protection facilities, direct sales offices, distribution centers and manufacturing facilities are all utilized by the businesses included in All Other.
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
Cintas' common stock is traded on the NASDAQ Global Select Market under the symbol "CTAS." The following table provides the high and low sales prices of shares of Cintas' common stock by quarter during the last two fiscal years:

Fiscal 2016
Quarter Ended	High	Low

May 2016	$95.49	$84.32
February 2016	93.64	80.00
November 2015	94.35	82.71
August 2015	89.74	78.00

Fiscal 2015
Quarter Ended	High	Low

May 2015	$88.23	$79.51
February 2015	84.18	70.61
November 2014	73.95	65.79
August 2014	66.50	61.70
Holders
At May 31, 2016, there were approximately 2,000 shareholders on record of Cintas' common stock. Cintas believes that this represents approximately 50,000 beneficial owners.
Dividends
Dividends on Cintas' outstanding common stock have been paid annually and amounted to $1.05 per share, $1.70 per share and $0.77 per share in fiscal 2016, 2015 and 2014, respectively. The fiscal 2015 dividend was comprised of an annual cash dividend of $0.85 per share, and an additional $0.85 per share special dividend related to the cash proceeds received from the Shred-it Transaction.

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

Total Shareholder Returns
Comparison of Five-Year Cumulative Total Return

Purchases of Equity Securities by the Issuer and Affiliated Purchases

Period (In millions, except share and per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan (1)	Maximum approximate dollar value of shares that may yet be purchased under the plan (1)

March 1 - 31, 2016 (2)	141,271	$87.88	135,000	$268.2
April 1 - 30, 2016 (3)	966,066	89.13	965,451	182.1
May 1 - 31, 2016 (4)	1,973,131	90.83	1,964,771	3.7
Total	3,080,468	$90.16	3,065,222	$3.7

(1) On August 4, 2015, Cintas announced that the Board of Directors authorized a new $500.0 million share buyback program, which does not have an expiration date. From the inception of the August 4, 2015 share buyback program through May 31, 2016, Cintas has purchased a total of 5.6 million shares of Cintas common stock at an average price of $87.85 per share for a total purchase price of $496.3 million.
(2) During March 2016, Cintas acquired 6,271 shares of Cintas common stock in satisfaction of employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were purchased at an average price of $90.21 per share for a total purchase price of $0.6 million.
(3) During April 2016, Cintas acquired 615 shares of Cintas common stock in satisfaction of employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were purchased at an average price of $89.83 per share for a total purchase price of less than $0.1 million.
(4) During May 2016, Cintas acquired 8,360 shares of Cintas common stock in satisfaction of employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were purchased at an average price of $94.80 per share for a total purchase price of $0.8 million.

Item 6.  Selected Financial Data
Five-Year Financial Summary

(In thousands except per share and percentage data)
Fiscal Years Ended May 31,	2012(1)	2013(1)	2014(1)	2015(1)	2016(1)	Compound Annual Growth (2012-2016)

Revenue	3,761,958	3,966,507	4,193,844	4,476,886	4,905,458	6.9%
Net Income, Continuing Operations	281,230	306,336	337,772	410,521	456,941	12.9%
Net Income, Discontinued Operations	16,407	9,106	36,670	20,097	236,579	92.8%
Net Income	297,637	315,442	374,442	430,618	693,520	23.1%
Basic Earnings Per Share:
Continuing Operations	2.15	2.46	2.78	3.51	4.15	18.0%
Discontinued Operations	0.12	0.07	0.30	0.17	2.15	99.5%
Basic Earnings per Share	2.27	2.53	3.08	3.68	6.30	28.6%
Diluted Earnings Per Share:
Continuing Operations	2.15	2.45	2.75	3.46	4.09	17.6%
Discontinued Operations	0.12	0.07	0.30	0.17	2.12	98.8%
Diluted Earnings Per Share	2.27	2.52	3.05	3.63	6.21	28.1%
Dividends Per Share	0.54	0.64	0.77	1.70	1.05	18.1%
Total Assets	4,165,706	4,345,632	4,462,452	4,192,460	4,104,393	(0.4)%
Shareholders' Equity	2,139,135	2,201,492	2,192,858	1,932,455	1,842,659	(3.8)%
Return on Average Equity (2)	12.7%	14.1%	15.4%	19.9%	24.3%
Long-Term Debt	1,059,166	1,300,979	1,300,477	1,300,000	1,300,000

(1)
In accordance with the applicable accounting guidance for the disposal of long-lived assets and discontinued operations, the results of Shred-it, Shredding and Storage have been excluded from continuing operations for all periods presented. Please see Note 16 entitled Discontinued Operations of "Notes to Consolidated Financial Statements" for additional information.

(2)
Return on average equity is computed as net income from continuing operations divided by the average of shareholders' equity. We believe that disclosure of this non-GAAP financial measure gives management and shareholders a good indication of Cintas' historical performance.

Item 7.  Management's Discussion and Analysis
of Financial Condition and Results of Operations
Business Strategy
Cintas helps more than 900,000 businesses of all types and sizes, primarily in North America, as well as Latin America, Europe and Asia, get Ready™ to open their doors with confidence every day by providing a wide range of products and services that enhance our customers’ image and help keep their facilities and employees clean, safe and looking their best. With products and services including uniforms, floor care, restroom supplies, first aid and safety products, fire extinguishers and testing, and safety and compliance training, Cintas helps customers get Ready for the Workday™.
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
Results of Operations
GAAP requires companies to evaluate their reportable operating segments periodically and when certain events occur. As a result of a recent evaluation, effective June 1, 2015, Cintas realigned its organizational structure and updated its reportable operating segments in light of certain changes in its business including the acquisition of ZEE in the first quarter of fiscal 2016. Cintas’ updated reportable operating segments are Uniform Rental and Facility Services and First Aid and Safety Services. The Uniform Rental and Facility Services reportable operating segment consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items. In addition to these rental items, restroom cleaning services and supplies, carpet and tile cleaning services and the sale of items from our catalogs to our customers on route are included within this reportable operating segment. The First Aid and Safety Services reportable operating segment consists of first aid and safety products and services. The remainder of Cintas’ business, which consists primarily of Fire Protection Services and its Direct Sale business, is included in All Other. All prior fiscal year results presented in the table on page 15 have been recast to reflect these new reportable operating segments. Cintas evaluates operating segment performance based on revenue and income before income taxes. Revenue and income before income taxes for each of these reportable operating segments for the years ended May 31, 2016, 2015, and 2014 are presented in Note 14 entitled Operating Segment Information of "Notes to Consolidated Financial Statements." The Company regularly reviews its operating segments for reporting purposes based on the information its chief operating decision maker regularly reviews for purposes of allocating resources and assessing performance and makes changes when appropriate.
Prior to June 1, 2015, Cintas classified its business into the following three reportable operating segments: the Rental Uniforms and Ancillary Products operating segment consisted of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items. In addition to these rental items, restroom cleaning services and supplies and carpet and tile cleaning services were also provided within this operating segment. The Uniform Direct Sales operating segment consisted of the direct sale of uniforms and related items. The First Aid and Safety and Fire Protection Services operating segment consisted of first aid and safety products and services, and fire protection products and services.

Shred-it and the results of Shredding are classified as discontinued operations for all periods presented as a result of selling the investment during fiscal 2016. During fiscal 2015, Cintas sold Storage and, as a result, its operations are also classified as discontinued operations for all periods presented. Shredding and Storage were previously included in the former Document Management Services reportable operating segment. In accordance with the applicable accounting guidance for the disposal of long-lived assets and discontinued operations, the results of Shredding and Storage have been excluded from both continuing operations and operating segment results for all periods presented. Please see Note 16 entitled Discontinued Operations of "Notes to Consolidated Financial Statements" for additional information.
The following table sets forth certain consolidated statements of income data as a percent of revenue by reportable operating segment, All Other and in total for the fiscal years ended May 31:

	2016(1)	2015(1)(2)	2014(1)(2)

Revenue:
Uniform Rental and Facility Services	77.0%	79.1%	78.8%
First Aid and Safety Services	9.4%	7.3%	7.0%
All Other	13.6%	13.6%	14.2%
Total revenue	100.0%	100.0%	100.0%

Cost of sales:
Uniform Rental and Facility Services	55.8%	56.7%	58.2%
First Aid and Safety Services	57.3%	53.4%	53.8%
All Other	60.7%	61.2%	61.1%
Total cost of sales	56.6%	57.1%	58.3%

Gross margin:
Uniform Rental and Facility Services	44.2%	43.3%	41.8%
First Aid and Safety Services	42.7%	46.6%	46.2%
All Other	39.3%	38.8%	38.9%
Total gross margin	43.4%	42.9%	41.7%

Selling and administrative expenses:
Uniform Rental and Facility Services	26.4%	26.2%	26.0%
First Aid and Safety Services	31.9%	32.8%	32.6%
All Other	30.4%	31.4%	32.1%
Total selling and administrative expenses	27.5%	27.4%	27.4%

Gain on sale of stock of an equity method investment	—%	0.5%	—%

Interest expense, net	1.3%	1.4%	1.5%

Income from continuing operations before income taxes	14.6%	14.6%	12.8%

(1)
The figures for all years presented reflect the change in classification of Shred-it, Shredding and Storage to discontinued operations within the Consolidated Statements of Income. See Note 16 entitled Discontinued Operations of "Notes to Consolidated Financial Statements."

(2)	Cintas' reportable operating segments changed effective June 1, 2015. All prior fiscal periods have been recast to reflect that change.

Fiscal 2016 Compared to Fiscal 2015
Fiscal 2016 total revenue was $4.9 billion, an increase of 9.6% over the prior fiscal year. Revenue increased organically by 6.7% as a result of increased sales volume. Organic growth adjusts for the impact of acquisitions, divestitures, workday differences and foreign currency exchange rate fluctuations. Total revenue was positively impacted by 2.7% due to acquisitions and 0.9% due to two more workdays in fiscal 2016 compared to fiscal 2015. Revenue growth was also negatively impacted by 0.7% due to foreign currency exchange rate fluctuations.
Organic growth by quarter is shown in the table below.

Organic Growth

First Quarter Ending August 31, 2015	6.8%
Second Quarter Ending November 30, 2015	6.5%
Third Quarter Ending February 29, 2016	6.8%
Fourth Quarter Ending May 31, 2016	6.7%

For the Fiscal Year Ending May 31, 2016	6.7%
Uniform Rental and Facility Services reportable operating segment revenue consists predominantly of revenue derived from the rental of corporate identity uniforms and other garments, including flame resistant clothing, and the rental and/or sale of mats, mops, shop towels, restroom supplies and other rental services. Revenue from the Uniform Rental and Facility Services reportable operating segment increased 6.7% compared to fiscal 2015. The increase resulted from an organic growth increase in revenue of 6.4%. The amount of new business grew, resulting from an increase in the number and productivity of sales representatives. Generally, sales productivity improvements are the result of increased tenure and improved training, which result in a higher number of products and services sold. Revenue growth was negatively impacted 0.8% due to foreign currency exchange rate fluctuations. Revenue was positively impacted by 0.3% due to acquisitions and 0.8% due to two more workdays in fiscal 2016 compared to the same period in the prior fiscal year.
Other revenue, consisting of revenue from the First Aid and Safety Services reportable operating segment and All Other, increased 20.3% compared to fiscal 2015. Revenue increased organically by 8.0% due primarily to improved sales representative productivity. Revenue growth was negatively impacted by 0.4% due to foreign currency exchange rate fluctuations. Acquisitions positively impacted the growth rate by 11.8%, and two more workdays in fiscal 2016 positively impacted growth by 1.0% compared to fiscal 2015.
Cost of uniform rental and facility services increased 4.9% compared to fiscal 2015. Cost of uniform rental and facility services consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other ancillary items. The cost of uniform rental and facility services increase compared to fiscal 2015 was due to increased Uniform Rental and Facility Services reportable operating segment sales volume.
Cost of other consists primarily of cost of goods sold (predominantly first aid and safety products, uniforms and fire protection products), delivery expenses and distribution expenses in the First Aid and Safety Services reportable operating segment and All Other. Cost of other services increased 22.1% in fiscal 2016 compared to fiscal 2015. The increase was primarily related to the increased sales volumes in the First Aid and Safety Services segment and All Other.
Selling and administrative expenses increased $123.2 million, or 10.1%, compared to fiscal 2015 due primarily to increases in labor and other employee-partner related expenses.
During fiscal 2015, Cintas sold stock in an equity method investment. In conjunction with the sale of the equity method investment, the Company received a cash dividend. The sale resulted in the recording of a gain of $21.7 million in fiscal 2015.
Net interest expense (interest expense less interest income) was $63.6 million in fiscal 2016 compared to $64.8 million in fiscal 2015. The decrease in net interest expense is primarily due to the capitalization of $1.1 million of interest in fiscal year 2016 versus $0.6 million of interest in fiscal 2015.

Income before income taxes was $718.1 million, an increase of $64.8 million, or 9.9%, compared to fiscal 2015. The increase in income before income taxes was due primarily to revenue growing at a faster rate than expenses.
Cintas' effective tax rate on continuing operations was 36.4% for fiscal 2016 compared to 37.2% in fiscal 2015. The decrease in fiscal 2016 was primarily the result of the benefit derived from the closing of a prior-year Federal tax audit. See Note 8 entitled Income Taxes of "Notes to Consolidated Financial Statements" for more information.
Net income from continuing operations for fiscal 2016 of $456.9 million was an 11.3% increase compared to fiscal 2015. Diluted earnings per share from continuing operations of $4.09 was an 18.2% increase compared to fiscal 2015. Diluted earnings per share from continuing operations increased due to an increase in earnings from continuing operations combined with a decrease in weighted average common shares outstanding. The decrease in weighted average common shares outstanding resulted from purchasing 8.7 million shares of common stock under the January 13, 2015 and August 4, 2015 share buyback programs since the beginning of the fiscal 2016.
Uniform Rental and Facility Services Reportable Operating Segment
Uniform Rental and Facility Services reportable operating segment revenue increased $238.0 million, or 6.7%, and the cost of uniform rental and facility services increased $99.2 million, or 4.9%. The reportable operating segment's fiscal 2016 gross margin was 44.2% of revenue compared to 43.3% in fiscal 2015. The 90 basis point improvement was driven by many factors, including new business sold by sales representatives, penetration of additional products and services into existing customers, and continuously improving the efficiency of internal processes. In addition, lower energy-related expenses increased gross margin 50 basis points.
Selling and administrative expenses for the Uniform Rental and Facility Services reportable operating segment increased $71.9 million in fiscal 2016 compared to fiscal 2015 primarily due to increases in labor and other employee-partner related expenses. Selling and administrative expense as a percent of revenue for fiscal 2016 was 26.4% compared to 26.2% in fiscal 2015.
Income before income taxes increased $66.9 million to $672.9 million for fiscal 2016 compared to fiscal 2015. Income before income taxes as a percent of revenue, at 17.8%, increased 70 basis points from 17.1% in fiscal 2015. This increase is primarily due to the increase in gross margin discussed above.
First Aid and Safety Services Reportable Operating Segment
First Aid and Safety Services reportable operating segment revenue increased $135.2 million in fiscal 2016, a 41.4% increase compared to fiscal 2015. Revenue increased organically by 9.7% as a result of increased sales volume. Revenue growth was positively impacted by 1.1% due to two more workdays in fiscal 2016 compared to fiscal 2015. The remaining 30.6% increase in growth represents growth derived through acquisitions, primarily the ZEE acquisition.
Cost of first aid and safety services increased $90.5 million, or 51.9%, in fiscal 2016, due primarily to increased First Aid and Safety Services reportable operating segment volume. Gross margin for the First Aid and Safety Services reportable operating segment is defined as revenue less cost of goods, warehouse expenses, service expenses and training expenses. The gross margin as a percent of revenue was 42.7% for fiscal 2016 compared to 46.6% in fiscal 2015. ZEE integration costs and the lower efficiency of the acquired ZEE routes were primarily responsible for the decrease in gross margin.
Selling and administrative expenses increased by $40.3 million, or 37.6%, in fiscal 2016 compared to fiscal 2015 primarily due to an increase in labor, other employee-partner related expenses and costs associated with the integration of ZEE. Selling and administrative expenses as a percent of revenue, at 31.9%, decreased from 32.8% in fiscal 2015, as revenue growth outpaced the increase in expenses.
Income before income taxes was $49.5 million in fiscal 2016, an increase of $4.4 million, or 9.7%, compared to fiscal 2015. Income before income taxes as a percent of revenue, at 10.7%, decreased from 13.8% in fiscal 2015, due to the decrease in gross margin discussed above.

Fiscal 2015 Compared to Fiscal 2014
Fiscal 2015 total revenue was $4.5 billion, an increase of 6.7% over the prior fiscal year. Revenue increased organically by 7.1% as a result of increased sales volume. Organic growth excludes the impact of acquisitions, divestitures and foreign currency exchange rate fluctuations. Revenue growth was negatively impacted by 0.5% due to foreign currency exchange rate fluctuations. Acquisitions positively impacted the growth rate by 0.1%.
Organic growth by quarter is shown in the table below.

Organic Growth

First Quarter Ending August 31, 2014	7.3%
Second Quarter Ending November 30, 2014	7.2%
Third Quarter Ending February 28, 2015	7.5%
Fourth Quarter Ending May 31, 2015	6.0%

For the Fiscal Year Ending May 31, 2015	7.1%
Uniform Rental and Facility Services reportable operating segment revenue consists predominantly of revenue derived from the rental of corporate identity uniforms and other garments, including flame resistant clothing, and the rental and/or sale of mats, mops, shop towels, restroom supplies and other rental services. Revenue from the Uniform Rental and Facility Services reportable operating segment increased 7.1% compared to fiscal 2014. The increase resulted from an organic growth increase in revenue of 7.6%. The amount of new business grew, resulting from an increase in the number and productivity of sales representatives. Generally, sales productivity improvements are the result of increased tenure and improved training, which result in a higher number of products and services sold. Revenue in fiscal 2015 was positively impacted by 1.0% due to acquisitions and negatively impacted by 0.5% due to foreign currency exchange rate fluctuations.
Other revenue, consisting of revenue from the First Aid and Safety Services reportable operating segment and All Other, increased 5.4% compared to fiscal 2014. The increase primarily resulted from an organic growth increase of 4.9%, which was due largely to improved sales representative productivity. Revenue in fiscal 2015 was negatively impacted by 0.3% due to foreign currency exchange rate fluctuations. Acquisitions positively impacted the growth rate by 0.8%
Cost of uniform rental and facility services increased 4.4% compared to fiscal 2014. Cost of uniform rental and facility services consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other ancillary items. The increase in the cost of uniform rental and facility services compared to fiscal 2014 was due to increased Uniform Rental and Facility Services reportable operating segment sales volume.
Cost of other services increased 5.0% compared to fiscal 2014. Cost of other consists primarily of cost of goods sold (predominantly first aid and safety products, uniforms and fire protection products), delivery expenses and distribution expenses in the First Aid and Safety Services reportable operating segment and All Other. The increase from fiscal 2014 was primarily due to increased First Aid and Safety Services reportable operating segment sales volume.
Selling and administrative expenses increased $77.9 million, or 6.8%, compared to fiscal 2014 due primarily to increases in labor and other employee-partner related expenses.
Operating income of $696.4 million in fiscal 2015 increased $93.7 million, or 15.5%, compared to fiscal 2014.
Net interest expense (interest expense less interest income) was $64.8 million in fiscal 2015 compared to $65.6 million in fiscal 2014. The decrease in net interest expense is primarily due to the capitalization of $0.6 million of interest in fiscal year 2015 versus no capitalization of interest in fiscal 2014.
Income before income taxes was $653.3 million, an increase of $116.2 million, or 21.6%, compared to fiscal 2014. The increase in income before income taxes was primarily due to revenue growing at a faster rate than expenses.
Cintas' effective tax rate in fiscal 2015 was 37.2%, which was comparable to the effective tax rate of 37.1% in fiscal 2014. See Note 8 entitled Income Taxes of "Notes to Consolidated Financial Statements" for more information on income taxes.

Net income from continuing operations for fiscal 2015 of $410.5 million was a 21.5% increase compared to fiscal 2014. Diluted earnings per share from continuing operations of $3.46 was a 25.8% increase compared to fiscal 2014. The increase in diluted earnings per share is higher than the increase in net income due to a decrease in weighted average common stock outstanding as a result of Cintas purchasing 10.3 million shares of common stock under the October 18, 2011, July 30, 2013 and January 13, 2015 share buyback programs during fiscal 2015 and the fourth quarter of fiscal 2014.
Uniform Rental and Facility Services Reportable Operating Segment
Uniform Rental and Facility Services reportable operating segment revenue increased $235.2 million, or 7.1%, and the cost of uniform rental and facility services increased $85.2 million, or 4.4%. Revenue in fiscal 2015 was negatively affected by 0.5% due to foreign currency exchange rate changes compared to fiscal 2014. The reportable operating segment's fiscal 2015 gross margin was 43.3% of revenue compared to 41.8% in fiscal 2014. The increase in gross margin as a percent of revenue over fiscal 2014 was due to new business sold by sales representatives, penetration of additional products and services into existing customers, and continuously improving the efficiency of internal processes. In addition, lower energy-related expenses increased gross margin 40 basis points.
Selling and administrative expenses for the Uniform Rental and Facility Services reportable operating segment increased $65.9 million in fiscal 2015 compared to fiscal 2014 primarily due to increases in labor and other employee-partner related expenses. Selling and administrative expense as a percent of revenue for fiscal 2015 was 26.2% compared to 26.0% in fiscal 2014.
Income before income taxes increased $84.2 million to $606.0 million for fiscal 2015 compared to fiscal 2014. Income before income taxes as a percent of revenue, at 17.1%, increased from 15.8% in fiscal 2014. This increase is primarily due to the increase in gross margin.
First Aid and Safety Services Reportable Operating Segment
First Aid and Safety Services reportable operating segment revenue increased $31.6 million in fiscal 2015, a 10.7% increase compared to fiscal 2014. Revenue increased organically by 10.6% due to improvements in sales representative productivity. Acquisitions resulted in revenue growth of 0.1%.
Cost of first aid and safety services increased $15.4 million, or 9.7%, in fiscal 2015, due primarily to increased First Aid and Safety Services reportable operating segment volume. Gross margin for the First Aid and Safety Services reportable operating segment is defined as revenue less cost of goods, warehouse expenses, service expenses and training expenses. The gross margin as a percent of revenue was 46.6% for fiscal 2015 compared to 46.2% in fiscal 2014. Energy-related expenses decreased 40 basis points from fiscal 2014 and were the primary driver of gross margin improvement in fiscal 2015.
Selling and administrative expenses increased by $11.0 million, or 11.4%, in fiscal 2015 compared to fiscal 2014 primarily due to an increase in labor and other employee-partner related expenses. Selling and administrative expenses as a percent of revenue, at 32.8%, increased slightly from 32.6% in fiscal 2014.
Income before income taxes was $45.1 million in fiscal 2015, an increase of $5.2 million, or 13.1%, compared to fiscal 2014. Income before income taxes as a percent of revenue, at 13.8%, increased from 13.5% in fiscal 2014.

Liquidity and Capital Resources
The following is a summary of our cash flows and cash, cash equivalents and marketable securities as of and for the fiscal years ending May 31:

(In thousands)	2016	2015

Net cash provided by operating activities	$465,845	$580,276
Net cash provided by investing activities	$128,381	$44,987
Net cash used in financing activities	$(866,724)	$(712,560)

Cash and cash equivalents at the end of the period	$139,357	$417,073
Marketable securities at the end of the period	$70,405	$16,081

Cash, cash equivalents and marketable securities as of May 31, 2016 and 2015 include $96.5 million and $109.8 million, respectively, that is located outside of the United States. We expect to use these amounts to fund our international operations and international expansion activities.
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
Net cash provided by operating activities was $465.8 million for fiscal 2016, which was a decrease of $114.4 million compared to fiscal 2015. Net cash provided by operating activities was negatively impacted by the $229.5 million payment of taxes due on the gain on the sale of Shred-it. Excluding the impact of this tax payment, net cash provided by operations increased $115.0 million as a result of increased net income, partially offset by changes in working capital.
Net cash of $128.4 million was provided by investing activities in fiscal 2016, compared to $45.0 million in fiscal 2015. Capital expenditures were $275.4 million and $217.7 million for fiscal 2016 and fiscal 2015, respectively. Capital expenditures for fiscal 2016 included $237.9 million for the Uniform Rental and Facility Services reportable operating segment and $22.4 million for the First Aid and Safety Services reportable operating segment. Cash paid for acquisitions of businesses was $156.6 million and $15.5 million for fiscal 2016 and fiscal 2015, respectively. The acquisitions in both fiscal 2016 and 2015 occurred in our Uniform Rental and Facility Services reportable operating segment, our First Aid and Safety Services reportable operating segment and our Fire Protection business, which is included in All Other. In fiscal 2016, net cash provided by investing activities included $580.8 million of proceeds related to the sale of Shred-it. In addition, there was $35.3 million of cash received from the sale of the Storage real estate assets classified as held for sale at May 31, 2015 and additional consideration received from the sale of Storage in fiscal 2015. In fiscal 2015, net cash provided by investing activities include $35.2 million cash received from the sale of stock of an equity method investment plus receipt of dividends on the same investment. The Company sold Storage during fiscal 2015, receiving proceeds, net of cash contributed, of $158.4 million. Also, during fiscal 2015, net cash provided by investing activities include a dividend received from Shred-it of $113.4 million. Net cash provided by investing activities for fiscal 2016 and 2015 include net purchases of marketable securities and investments of $60.0 million and $33.5 million, respectively.
Net cash used in financing activities was $866.7 million and $712.6 million for fiscal 2016 and 2015, respectively. On July 30, 2013, Cintas announced that the Board of Directors approved a $500.0 million share buyback program. From April 2014 through February 2015, Cintas purchased a total of 7.3 million shares of Cintas common stock at an average price of $68.29 per share for a total purchase price of $500.0 million. These purchases completed the July 30, 2013 share buyback program. On January 13, 2015, we announced that the Board of Directors authorized a $500.0 million share buyback program. From the inception of the January 13, 2015 share buyback program through September 2015, Cintas purchased a total of 5.9 million shares of Cintas common stock at an average price of $84.07 per share for a total purchase price of $500.0 million. On August 4, 2015, we announced that the Board of Directors authorized a new $500.0 million share buyback program, which does not have an expiration date. From the inception of the August 4, 2015 share buyback program, through May 31, 2016, Cintas has purchased a total of 5.6 million shares of Cintas common stock at an average price of $87.85 per share for a total purchase price of $496.3 million. The August 4, 2015 plan was completed in June 2016. From the inception of the August 4, 2015 program through June 1, 2016, Cintas purchased a total of 5.7 million shares of Cintas common stock at an average price of $87.89 per share for a total p urchase price of $500.0 million. For the fiscal year ended May 31, 2016, Cintas acquired 0.2 million shares of Cintas common stock in satisfaction of employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $86.07 per share for a total purchase price of $20.9 million.
On October 14, 2015, Cintas declared an annual cash dividend of $1.05 per share on outstanding common stock, a 23.5% increase over the annual dividend paid in the prior year. The total dividend of $1.05 per share was paid on December 4, 2015, to shareholders of record as of November 6, 2015. This marked the 33rd consecutive year that Cintas has increased its annual dividend, every year since going public in 1983.
As of May 31, 2016, we had $1,300.0 million aggregate principal amount in fixed rate senior notes outstanding with maturities ranging from 2016 to 2036. These senior notes are comprised of $250.0 million of 30-year senior notes issued in fiscal 2007 at a rate of 6.15%, $300.0 million of 10-year senior notes issued in fiscal 2008 at a rate of 6.125%, $250.0 million of 5-year senior notes issued in fiscal 2011 at a rate of 2.85%, $250.0 million of 10-year senior notes issued in 2011 at a rate of 4.30% and $250.0 million of 10-year senior notes issued in fiscal 2012 at a rate of 3.25%. On June 1, 2016, Cintas paid the $250.0 million 5-year senior notes issued in fiscal 2011 with cash and $218.5 million proceeds from the issuance of commercial paper.
Cintas' commercial paper program has a capacity of $300.0 million that is fully supported by a backup revolving credit facility through a credit agreement with its banking group. This revolving credit facility has an accordion feature that allows for a maximum borrowing capacity of $450.0 million. The revolving credit facility was amended on May 29, 2014 to extend that maturity date from October 6, 2016 to May 28, 2019, to adjust the applicable margin used to calculate the interest payable on any outstanding loans, and to adjust the facility fee payable under the agreement. In June 2016, the revolving credit facility was amended to extend the maturity date from May 28, 2019 to June 22, 2021, increase the capacity to $450.0 million, and add an accordion feature that allows for a maximum borrowing capacity of $600.0 million. We believe that this program, along with cash generated from operations, will be adequate to provide necessary funding for our future cash requirements. No commercial paper or borrowings on our revolving credit facility were outstanding at May 31, 2016 or 2015.
Cintas has certain covenants related to debt agreements. These covenants limit our ability to incur certain liens, to engage in sale-leaseback transactions and to merge, consolidate or sell all or substantially all of Cintas' assets. These covenants also require Cintas to maintain certain debt to earnings before interest, taxes, depreciation and amortization (EBITDA) and interest coverage ratios. Cross-default provisions exist between certain debt instruments. If a default of a significant covenant were to occur, the default could result in an acceleration of the maturity of the indebtedness, impair liquidity and limit the ability to raise future capital. As of May 31, 2016, Cintas was in compliance with all debt covenants.
Our access to the commercial paper and long-term debt markets has historically provided us with sources of liquidity. We do not anticipate having difficulty in obtaining financing from those markets in the future in view of our favorable experiences in the debt markets in the recent past. Our ability to continue to access the commercial paper and long-term debt markets on favorable interest rate and other terms will depend, to a significant degree, on the ratings assigned by the credit rating agencies to our indebtedness. As of May 31, 2016, our ratings were as follows:

Rating Agency	Outlook	Commercial Paper	Long-term Debt

Standard & Poor's	Stable	A-2	A-
Moody's Investors Service	Stable	P-1	A2
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

Long-Term Contractual Obligations

	Payments Due by Period
(In thousands)	Total	One year or less	Two to three years	Four to five years	After five years

Long-term debt (1)	$1,300,000	$250,000	$300,000	$—	$750,000
Operating leases (2)	134,044	30,540	47,592	29,015	26,897
Interest payments (3)	467,438	56,188	86,875	68,500	255,875
Unconditional purchase obligations	—	—	—	—	—
Total long-term contractual cash obligations	$1,901,482	$336,728	$434,467	$97,515	$1,032,772
Cintas also makes payments to defined contribution plans. The amount of contributions made to the defined contribution plans are at the discretion of the Board of Directors of Cintas. Future contributions are expected to be $46.9 million in the next year, $100.9 million in the next two to three years, and $111.2 million in the next four to five years.

(1)
Long-term debt consists of $1,300.0 million in senior notes (reference Note 6 entitled Long-Term Debt and Derivatives of "Notes to Consolidated Financial Statements" for a detailed discussion of long-term debt).

(2)	Operating leases consist primarily of operational facility leases.

(3)	Interest payments could include interest on both fixed and variable rate debt. As of May 31, 2016, Cintas did not have commercial paper outstanding, and therefore did not have any variable rate debt.
Other Commitments

	Amount of Commitment Expiration per Period
(In thousands)	Total	One year or less	Two to three years	Four to five years	After five Years

Lines of credit (1)	$299,899	$—	$299,899	$—	$—
Standby letters of credit (2)	83,396	83,396	—	—	—
Total other commitments	$383,295	$83,396	$299,899	$—	$—

(1)	Back-up facility for the commercial paper program (reference Note 6 entitled Long-Term Debt and Derivatives of "Notes to Consolidated Financial Statements" for further discussion).

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
New Accounting Standards
In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." ASU 2013-02 requires an entity to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income if the item reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For reclassification items not required under GAAP to be reclassified directly to net income in their entirety in the same reporting period, an entity is required to cross-reference to other disclosures currently required under GAAP that provide additional detail about those amounts. The Company adopted

ASU 2013-02 effective June 1, 2013. See Note 13 entitled Accumulated Other Comprehensive Income (Loss) of "Notes to Consolidated Financial Statements" for details of the required disclosure.
In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which amended accounting guidance related to the reporting of discontinued operations and disclosures of disposals of components of an entity. The amended guidance changes the thresholds for disposals to qualify as discontinued operations and requires additional disclosures. This guidance is effective for reporting periods beginning after December 15, 2014 and is required to be applied prospectively. Cintas adopted ASU 2014-08 during the quarter ended August 31, 2015 and applied the amended accounting guidance to Shred-it and will apply it to future transactions, as appropriate.
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
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. Topic 842 supersedes the previous leases standard, ASC 840, "Leases". This guidance is effective for reporting periods beginning after December 15, 2018. However, early adoption is permitted. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Cintas is currently evaluating the impact that ASU 2016-02 will have on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 is intended to simplify accounting for share-based payments. Upon adoption, ASU 2016-09 will require that excess tax benefits for share-based payments be recorded as a reduction of income tax expense and reflected within operating cash flows rather than being recorded within equity and reflected within financing cash flows. The standard also permits the repurchase of more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on our cash flows statement, and provides an accounting policy election to account for forfeitures as they occur. This update is effective for interim and annual periods beginning after December 15, 2016; however, early adoption is permitted. The Company is currently assessing the effect that adoption of ASU 2016-09 will have on its consolidated financial statements.
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
Revenue recognition
Rental revenue, which is recorded in the Uniform Rental and Facility Services reportable operating segment, is recognized when services are performed. Other revenue, which is recorded in the First Aid and Safety Services reportable operating segments and All Other, is recognized when either services are performed or when products are shipped and the title and risks of ownership pass to the customer.
Allowance for doubtful accounts
Cintas establishes an allowance for doubtful accounts. This allowance includes an estimate based on historical rates of collections and allowances for specific accounts identified as uncollectible. The allowance that is an estimate based on the Company's historical rates of collections is recorded for overdue amounts, beginning with a nominal percentage and increasing substantially as the account ages. The amount provided as the account ages will differ slightly between the Uniform Rental and Facility Services reportable operating segment, the First Aid and Safety Services reportable operating segment and All Other because of differences in customers served and the nature of each business. When an account is considered uncollectible, it is written off against the allowance for doubtful accounts.
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
Investments
Investments consists primarily of the cash surrender value of life insurance policies and equity method investments. The equity method is used to account for an investment if our investment gives us the ability to exercise significant influence over the operating and financial policies of the investee. In general, equity method investments are initially measured at cost. However, an equity method investment resulting from a transaction in which a controlled group of assets that constitutes a business is deconsolidated is initially measured at fair value. Cintas recognizes its share of the investee’s earnings or losses in income. Cintas also adjusts its share of the investee's earnings for intra-entity transactions, basis differences, investee capital transactions and other comprehensive income through income or other comprehensive income as appropriate. Equity method investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable.
Goodwill
Goodwill, obtained through acquisitions of businesses, is valued at cost less any impairment. Cintas completes an annual impairment test, which may include an assessment of qualitative factors including, but not limited to, macroeconomic conditions, industry and market conditions, and entity specific factors such as strategies and financial performance. The test may also include the determination of the estimated fair value of Cintas' reporting units via comparisons to current market values, where available, and discounted cash flow analyses. Significant assumptions may include growth rates based on historical trends and margin improvement leveraged from such growth, as well as discount rates. We determine discount rates separately for each reporting unit using the weighted average cost of capital, which includes a calculation of cost of equity, which is developed using the capital asset pricing model and comparable company betas (a measure of systemic risk), and cost of debt. We also use comparable market earnings multiple data and our market capitalization to corroborate our reporting unit valuations. We test for goodwill impairment at the reporting unit level. As a result of Cintas’ operating segment realignment, the composition of Cintas’ reporting units for the evaluation of goodwill impairment has changed. Historically, Cintas’ reporting units were the same as the reportable operating segments, Rental Uniforms and Ancillary Products, Uniform Direct Sales and First Aid, Safety and Fire Protection Services. Effective June 1, 2015, Cintas identified five reporting units for purposes of evaluating goodwill impairment, Uniform Rental and Facility Services, First Aid and Safety Services, and three reporting units within All Other. As a result of the change in reporting units, Cintas was required to perform an interim impairment test on Goodwill at June 1, 2015.  There was no impairment recorded as a result of the interim impairment test. Based on the results of the annual impairment tests, Cintas was not required to recognize an impairment of goodwill for the fiscal years ended May 31, 2016, 2015 or 2014. Cintas will continue to perform impairment tests as of March 1 in future years or when indicators of impairment exist.
Service contracts and other assets
Service contracts and other assets, which consist primarily of noncompete and consulting agreements obtained through acquisitions of businesses, are amortized by use of the straight-line method over the estimated lives of the agreements, which are generally 5 to 10 years. Certain noncompete agreements, as well as all service contracts, require that a valuation be determined using a discounted cash flow model. The assumptions and judgments used in these models involve estimates of cash flows and discount rates, among other factors. Because of the assumptions used to value these intangible assets, actual results over time could vary from original estimates. Impairment of service contracts and other assets is accomplished through specific identification. No impairment has been recognized by Cintas for the fiscal years ended May 31, 2016, 2015 or 2014.
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
Audited Consolidated Financial Statements for the Fiscal Years Ended May 31, 2016, 2015 and 2014

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
With the supervision of our Chief Executive Officer and our Chief Financial Officer, management assessed our internal control over financial reporting as of May 31, 2016. Management based its assessment on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed by our internal audit function.
Based on our assessment, management has concluded that our internal control over financial reporting was effective as of May 31, 2016, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.
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

Scott D. Farmer Chief Executive Officer

J. Michael Hansen Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Cintas Corporation
We have audited Cintas Corporation’s internal control over financial reporting as of May 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Cintas Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Cintas Corporation maintained, in all material respects, effective internal control over financial reporting as of May 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cintas Corporation as of May 31, 2016 and 2015 and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended May 31, 2016 and our report dated July 29, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Cincinnati, Ohio
July 29, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Cintas Corporation
We have audited the accompanying consolidated balance sheets of Cintas Corporation as of May 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended May 31, 2016. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and schedule are the responsibility of Cintas Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cintas Corporation at May 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cintas Corporation’s internal control over financial reporting as of May 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated July 29, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Cincinnati, Ohio
July 29, 2016

Consolidated Statements of Income
	Fiscal Years Ended May 31,
(In thousands except per share data)	2016	2015	2014

Revenue:
Uniform rental and facility services	$3,777,801	$3,539,843	$3,304,635
Other	1,127,657	937,043	889,209
	4,905,458	4,476,886	4,193,844
Costs and expenses:
Cost of uniform rental and facility services	2,106,793	2,007,632	1,922,477
Cost of other	668,795	547,917	521,608
Selling and administrative expenses	1,348,122	1,224,930	1,147,039
Operating income	781,748	696,407	602,720

Gain on sale of stock of an equity method investment	—	21,739	—

Interest income	(896)	(339)	(229)
Interest expense	64,522	65,161	65,822

Income before income taxes	718,122	653,324	537,127
Income taxes	261,181	242,803	199,355
Income from continuing operations	456,941	410,521	337,772
Income from discontinued operations, net of tax of $133,712, $11,110 and $34,060, respectively	236,579	20,097	36,670
Net income	$693,520	$430,618	$374,442

Basic earnings per share
Continuing operations	$4.15	$3.51	$2.78
Discontinued operations	2.15	0.17	0.30
Basic earnings per share	$6.30	$3.68	$3.08

Diluted earnings per share
Continuing operations	$4.09	$3.46	$2.75
Discontinued operations	2.12	0.17	0.30
Diluted earnings per share	$6.21	$3.63	$3.05

Dividends declared and paid per share	$1.05	$1.70	$0.77

See accompanying notes.

Consolidated Statements of Comprehensive Income
	Fiscal Years Ended May 31,
(In thousands)	2016	2015	2014

Net income	$693,520	$430,618	$374,442

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(11,933)	(38,538)	(9,787)
Cumulative translation adjustment on Shred-it	6,472	—	—
Change in fair value of derivatives	(12,156)	37	(228)
Amortization of interest rate lock agreements	1,952	1,952	1,952
Other	(738)	(350)	(1,632)

Other comprehensive loss	(16,403)	(36,899)	(9,695)

Comprehensive income	$677,117	$393,719	$364,747

See accompanying notes.

Consolidated Balance Sheets
	As of May 31,
(In thousands except share data)	2016	2015

Assets
Current assets:
Cash and cash equivalents	$139,357	$417,073
Marketable securities	70,405	16,081
Accounts receivable, principally trade, less allowance of $19,604 and $15,674, respectively	563,178	496,130
Inventories, net	249,362	226,211
Uniforms and other rental items in service	539,956	534,005
Income taxes, current	1,712	936
Assets held for sale	—	21,341
Prepaid expenses and other current assets	26,065	24,030
Total current assets	1,590,035	1,735,807

Property and equipment, at cost, net	994,237	871,421

Investments	124,952	329,692
Goodwill	1,291,593	1,195,612
Service contracts, net	83,715	42,434
Other assets, net	19,861	17,494
	$4,104,393	$4,192,460
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$114,514	$109,607
Accrued compensation and related liabilities	101,976	88,423
Accrued liabilities	349,065	309,935
Liabilities held for sale	—	704
Long-term debt due within one year	250,000	—
Total current liabilities	815,555	508,669

Long-term liabilities:
Long-term debt due after one year	1,050,000	1,300,000
Deferred income taxes	259,475	339,327
Accrued liabilities	136,704	112,009
Total long-term liabilities	1,446,179	1,751,336

Shareholders' equity:
Preferred stock, no par value:
100,000 shares authorized, none outstanding	—	—
Common stock, no par value:
425,000,000 shares authorized
2016: 179,598,516 shares issued and 104,213,479 shares outstanding
2015: 178,117,334 shares issued and 111,702,949 shares outstanding	409,682	329,248
Paid-in capital	205,260	157,183
Retained earnings	4,805,867	4,227,620
Treasury stock:
2016: 75,385,037 shares
2015: 66,414,385 shares	(3,553,276)	(2,773,125)
Accumulated other comprehensive loss	(24,874)	(8,471)
Total shareholders' equity	1,842,659	1,932,455
	$4,104,393	$4,192,460
See accompanying notes.

Consolidated
Statements of Shareholders' Equity

	Common Stock		Paid-In Capital	Retained Earnings	Other Accumulated Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
(In thousands)	Shares	Amount				Shares	Amount

Balance at June 1, 2013	174,786	$186,332	$109,822	$3,717,771	$38,123	(52,505)	$(1,850,556)	$2,201,492
Net income	—	—	—	374,442	—	—	—	374,442
Comprehensive loss, net of tax	—	—	—	—	(9,695)	—	—	(9,695)
Dividends	—	—	—	(93,320)	—	—	—	(93,320)
Stock-based compensation	—	—	44,746	—	—	—	—	44,746
Vesting of stock-based compensation awards	465	23,519	(23,519)	—	—	—	—	—
Stock options exercised, net of shares surrendered	1,127	41,902	—	—	—	—	—	41,902
Repurchase of common stock	—	—	—	—	—	(6,836)	(370,599)	(370,599)
Other	—	—	3,890	—	—	—	—	3,890
Balance at May 31, 2014	176,378	251,753	134,939	3,998,893	28,428	(59,341)	(2,221,155)	2,192,858
Net income	—	—	—	430,618	—	—	—	430,618
Comprehensive loss, net of tax	—	—	—	—	(36,899)	—	—	(36,899)
Dividends	—	—	—	(201,891)	—	—	—	(201,891)
Stock-based compensation	—	—	47,002	—	—	—	—	47,002
Vesting of stock-based compensation awards	575	37,265	(37,265)	—	—	—	—	—
Stock options exercised, net of shares surrendered	1,164	40,230	—	—	—	—	—	40,230
Repurchase of common stock	—	—	—	—	—	(7,073)	(551,970)	(551,970)
Other	—	—	12,507	—	—	—	—	12,507
Balance at May 31, 2015	178,117	329,248	157,183	4,227,620	(8,471)	(66,414)	(2,773,125)	1,932,455
Net income	—	—	—	693,520	—	—	—	693,520
Comprehensive loss, net of tax	—	—	—	—	(16,403)	—	—	(16,403)
Dividends	—	—	—	(115,273)	—	—	—	(115,273)
Stock-based compensation	—	—	79,293	—	—	—	—	79,293
Vesting of stock-based compensation awards	605	52,208	(52,208)	—	—	—	—	—
Stock options exercised, net of shares surrendered	876	28,226	—	—	—	—	—	28,226
Repurchase of common stock	—	—	—	—	—	(8,971)	(780,151)	(780,151)
Other	—	—	20,992	—	—	—	—	20,992
Balance at May 31, 2016	179,598	$409,682	$205,260	$4,805,867	$(24,874)	(75,385)	$(3,553,276)	$1,842,659

See accompanying notes.

Consolidated Statements of Cash Flows
	Fiscal Years Ended May 31,
(In thousands)	2016	2015	2014
Cash flows from operating activities:
Net income	$693,520	$430,618	$374,442
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	149,691	140,624	168,220
Amortization of intangible assets	15,588	14,458	22,642
Stock-based compensation	79,293	47,002	29,875
Gain on Storage transactions	(15,786)	(38,573)	—
Loss (gain) on Shred-it	24,288	3,851	(108,441)
Gain on sale of Shred-it	(378,359)	—	—
Gain on sale of stock of an equity method investment	—	(21,739)	—
Shredding Transaction asset impairment charge	—	—	16,143
Shredding Transaction costs	—	—	26,057
Deferred income taxes	(59,302)	20,866	47,109
Change in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(52,762)	(1,443)	(56,231)
Inventories, net	(17,917)	23,785	(11,062)
Uniforms and other rental items in service	(6,306)	(31,994)	(11,435)
Prepaid expenses and other current assets	(965)	(3,202)	(2,177)
Accounts payable	(564)	(33,445)	30,446
Accrued compensation and related liabilities	13,512	3,234	10,931
Accrued liabilities and other	22,714	33,066	54,237
Income taxes, current	(800)	(6,832)	15,213
Net cash provided by operating activities	465,845	580,276	605,969

Cash flows from investing activities:
Capital expenditures	(275,385)	(217,720)	(145,580)
Proceeds from redemption of marketable securities	434,179	161,938	54,196
Purchase of marketable securities and investments	(494,146)	(195,471)	(63,858)
Proceeds from Storage transactions, net of cash contributed	35,338	158,428	—
Proceeds from Shredding transactions, net of cash contributed	580,837	3,344	179,359
Proceeds from sale of stock of an equity method investment	—	29,933	—
Dividends received on equity method investment	—	5,247	—
Dividends received on Shred-it	—	113,400	—
Acquisitions of businesses, net of cash acquired	(156,579)	(15,495)	(33,441)
Other	4,137	1,383	(5,219)
Net cash provided by (used in) investing activities	128,381	44,987	(14,543)

Cash flows from financing activities:
Repayment of debt	(16)	(518)	(8,187)
Proceeds from exercise of stock-based compensation awards	28,226	40,230	41,902
Dividends paid	(115,273)	(201,891)	(93,320)
Repurchase of common stock	(780,151)	(551,970)	(370,599)
Other	490	1,589	469
Net cash used in financing activities	(866,724)	(712,560)	(429,735)

Effect of exchange rate changes on cash and cash equivalents	(5,218)	(8,918)	(676)

Net (decrease) increase in cash and cash equivalents	(277,716)	(96,215)	161,015
Cash and cash equivalents at beginning of year	417,073	513,288	352,273
Cash and cash equivalents at end of year	$139,357	$417,073	$513,288
See accompanying notes.

Notes to Consolidated Financial Statements

1.  Significant Accounting Policies
Business description.  Cintas Corporation (collectively with its majority-owned subsidiaries and any entities over which it has control, Cintas) helps more than 900,000 businesses of all types and sizes, primarily in North America, as well as Latin America, Europe and Asia, get Ready™ to open their doors with confidence every day by providing a wide range of products and services that enhance our customers’ image and help keep their facilities and employees clean, safe and looking their best. With products and services including uniforms, floor care, restroom supplies, first aid and safety products, fire extinguishers and testing, and safety and compliance training, Cintas helps customers get Ready for the Workday™.
U.S. Generally Accepted Accounting Principles (GAAP) requires companies to evaluate their reportable operating segments periodically and when certain events occur. As a result of a recent evaluation, effective June 1, 2015, Cintas realigned its organizational structure and updated its reportable operating segments in light of certain changes in its business, including the acquisition of ZEE Medical Inc. (ZEE) in the first quarter of fiscal 2016. Cintas’ updated reportable operating segments are Uniform Rental and Facility Services and First Aid and Safety Services. The Uniform Rental and Facility Services reportable operating segment consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items.  In addition to these rental items, restroom cleaning services and supplies, carpet and tile cleaning services and the sale of items from our catalogs to our customers on route are included within this reportable operating segment. The First Aid and Safety Services reportable operating segment consists of first aid and safety products and services. The remainder of Cintas’ business, which consists primarily of Fire Protection Services and its Direct Sale business, is included in All Other. All prior fiscal year results presented in the table below have been recast to reflect these new operating segments. Cintas evaluates operating segment performance based on revenue and income before income taxes. Revenue and income before income taxes for each of these reportable operating segments for the years ended May 31, 2016, 2015 and 2014 are presented in Note 14 entitled Operating Segment Information. The Company regularly reviews its operating segments for reporting purposes based on the information its chief operating decision maker regularly reviews for purposes of allocating resources and assessing performance and makes changes when appropriate.
Prior to June 1, 2015, Cintas classified its business into the following three reportable operating segments: the Rental Uniforms and Ancillary Products operating segment consisted of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items. In addition to these rental items, restroom cleaning services and supplies and carpet and tile cleaning services were also provided within this operating segment. The Uniform Direct Sales operating segment consisted of the direct sale of uniforms and related items. The First Aid and Safety and Fire Protection Services operating segment consisted of first aid and safety products and services, and fire protection products and services.
In fiscal 2014, Cintas completed its partnership transaction with the shareholders of Shred-it International Inc. to combine Cintas' shredding business (Shredding) with the shredding business of Shred-it International Inc. (the Shredding Transaction). Pursuant to the Shredding Transaction, the newly formed partnership (the Shred-it Partnership) was owned 42% by Cintas and 58% by the shareholders of Shred-it International Inc. Cintas' investment in the Shred-it Partnership (Shred-it) and the results of Shredding are classified as discontinued operations for all periods presented as a result of selling the investment during fiscal 2016. During fiscal 2015, Cintas sold the storage business (Storage) and, as a result, its operations are also classified as discontinued operations for all periods presented. Shredding and Storage were previously included in the former Document Management Services reportable operating segment. In accordance with the applicable accounting guidance for the disposal of long-lived assets and discontinued operations, the results of Shredding and Storage have been excluded from both continuing operations and operating segment results for all periods presented. Please see Note 16 entitled Discontinued Operations for additional information.
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

Revenue recognition.  Rental revenue, which is recorded in the Uniform Rental and Facility Services reportable operating segment, is recognized when services are performed. Other revenue, which is recorded in the First Aid and Safety Services reportable operating segment and All Other, is recognized when either services are performed or when products are shipped and the title and risks of ownership pass to the customer.
Cost of uniform rental and facility services.  Cost of uniform rental and facility services consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other ancillary items. The Uniform Rental and Facility Services reportable operating segment inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs and other costs of distribution are included in the cost of uniform rental and facility services.
Cost of other.  Cost of other consists primarily of cost of goods sold (predominantly first aid and safety products, uniforms and fire protection products), delivery expenses and distribution expenses in the First Aid and Safety Services reportable operating segment and All Other. Cost of other includes inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs and other costs of distribution.
Selling and administrative expenses.  Selling and administrative expenses consist primarily of sales labor and commissions, management and administrative labor, payroll taxes, medical expense, insurance expense, legal and professional costs and amortization of finite-lived intangible assets.
Cash and cash equivalents.  Cintas considers all highly liquid domestic investments with a maturity of three months or less, at date of purchase, to be cash equivalents. At May 31, 2016 and 2015, cash and cash equivalents includes $50.6 million and $43.0 million, respectively, of restricted cash used as collateral associated with the general insurance program.
Marketable securities.  Marketable securities are typically comprised of fixed income securities and are classified as available-for-sale.
Accounts receivable.  Accounts receivable is comprised of amounts owed through product shipments and services provided and is presented net of an allowance for doubtful accounts. The allowance is an estimate based on historical rates of collections and allowances for specific accounts identified as uncollectible. The allowance that is an estimate based on Cintas' historical rates of collections is recorded for overdue amounts, beginning with a nominal percentage and increasing substantially as the account ages. The amount provided as the account ages will differ slightly between the Uniform Rental and Facility Services reportable operating segment, the First Aid and Safety Services reportable operating segment and All Other because of differences in customers served and the nature of each business. When an account is considered uncollectible, it is written off against the allowance for doubtful accounts.
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

(In thousands)	2016	2015

Raw materials	$17,794	$16,935
Work in process	14,731	17,079
Finished goods	216,837	192,197
	$249,362	$226,211

Inventories are recorded net of reserves for obsolete inventory of $32.9 million and $30.7 million at May 31, 2016 and 2015, respectively. The inventory obsolescence reserve is determined by specific identification, as well as an estimate based on Cintas' historical rates of obsolescence.
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
Investments. Investments consists primarily of the cash surrender value of life insurance policies and equity method investments. The equity method is used to account for an investment if our investment gives us the ability to exercise significant influence over the operating and financial policies of the investee. In general, equity method investments are initially measured at cost. However, an equity method investment resulting from a transaction in which a controlled group of assets that constitutes a business is deconsolidated is initially measured at fair value. Cintas recognizes its share of the investee’s earnings or losses in income. Cintas also adjusts its share of the investee's earnings for intra-entity transactions, basis differences, investee capital transactions and other comprehensive income through income or other comprehensive income as appropriate. Equity method investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable.
Long-lived assets.  When events or circumstances indicate that the carrying amount of long-lived assets may not be recoverable, the estimated undiscounted future cash flows are compared to the carrying amount of the assets. If the estimated undiscounted future cash flows are less than the carrying amount of the assets, an impairment loss is recorded based on the excess of the carrying amount of the assets over their respective fair values. Fair value is generally determined by discounted cash flows or based on prices of similar assets, as appropriate. Cintas did not identify any indicators of impairment for the years ended May 21, 2016, 2015 and 2014.
Goodwill.  Goodwill, obtained through acquisitions of businesses, is valued at cost less any impairment. Cintas completes an annual impairment test, which may include an assessment of qualitative factors including, but not limited to, macroeconomic conditions, industry and market conditions, and entity specific factors such as strategies and financial performance. The test may also include the determination of the estimated fair value of Cintas' reporting units via comparisons to current market values, where available, and discounted cash flow analyses. Significant assumptions may include growth rates based on historical trends and margin improvement leveraged from such growth, as well as discount rates. We determine discount rates separately for each reporting unit using the weighted average cost of capital, which includes a calculation of cost of equity, which is developed using the capital asset pricing model and comparable company betas (a measure of systemic risk), and cost of debt. We also use comparable market earnings multiple data and our market capitalization to corroborate our reporting unit valuations. We test for goodwill impairment at the reporting unit level. As a result of Cintas’ operating segment realignment, the composition of Cintas’ reporting units for the evaluation of goodwill impairment has changed. Historically, Cintas’ reporting units were the same as the reportable operating segments, Rental Uniforms and Ancillary Products, Uniform Direct Sales and First Aid, Safety and Fire Protection Services. Effective June 1, 2015, Cintas identified five reporting units for purposes of evaluating goodwill impairment, Uniform Rental and Facility Services, First Aid and Safety Services, and three reporting units within All Other. As a result of the change in reporting units, Cintas was required to perform an interim impairment test on goodwill at June 1, 2015. Based on the results of this test and the annual impairment tests, Cintas was not required to recognize an impairment of goodwill for the fiscal years ended May 31, 2016, 2015 or 2014. Cintas will continue to perform impairment tests as of March 1 in future years and when indicators of impairment exist.
Service contracts and other assets.  Service contracts and other assets, which consist primarily of noncompete and consulting agreements obtained through acquisitions of businesses, are amortized by use of the straight-line method over the estimated lives of the agreements, which are generally 5 to 10 years. Certain noncompete agreements, as well as all service contracts, require that a valuation be determined using a discounted cash flow model. The assumptions and judgments used in these models involve estimates of cash flows and discount rates, among other factors. Because of the assumptions used to value these intangible assets, actual results over time could vary from original estimates. Impairment of service contracts and other assets is accomplished through specific identification. No impairment has been recognized by Cintas for the fiscal years ended May 31, 2016, 2015 or 2014.
Accrued liabilities.  Current accrued liabilities are recorded when it is probable that a liability has occurred and the amount of the liability can be reasonably estimated. Current accrued liabilities include the following amounts:

(In thousands)	2016	2015

General insurance liabilities	$128,759	$113,714
Employee benefit related liabilities	75,587	68,907
Taxes and related liabilities	5,783	6,064
Accrued interest	26,682	26,628
Other	112,254	94,622
	$349,065	$309,935

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
Income taxes. Deferred tax assets and liabilities are determined by the differences between the consolidated financial statement carrying amounts and the tax basis of assets and liabilities. See Note 8 entitled Income Taxes for the types of items that give rise to significant deferred income tax assets and liabilities. Deferred income taxes are classified as assets or liabilities based on the classification of the related asset or liability for financial reporting purposes. Cintas regularly reviews deferred tax assets for recoverability based upon projected future taxable income and the expected timing of the reversals of existing temporary differences. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax assets, as adjusted for valuation allowances, will be realized.
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
Litigation and other contingencies. Cintas is subject to legal proceedings and claims arising from the ordinary course of its business, including personal injury, customer contract, environmental and employment claims. GAAP requires that a liability for contingencies be recorded when it is probable that a liability has occurred and the amount of the liability can be reasonably estimated. In the opinion of management, the aggregate liability, if any, with respect to such ordinary course of business actions will not have a material adverse effect on the consolidated financial position or consolidated results of operations of Cintas.

Fair value measurements. Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) Topic 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk. It also establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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
New accounting pronouncements. In February 2013, the FASB issued Accounting Standards Update (ASU) 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." ASU 2013-02 requires an entity to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income if the item reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For reclassification items not required under GAAP to be reclassified directly to net income in their entirety in the same reporting period, an entity is required to cross-reference to other disclosures currently required under GAAP that provide additional detail about those amounts. The Company adopted ASU 2013-02 effective June 1, 2013. See Note 13 entitled Accumulated Other Comprehensive Income (Loss) for details of required disclosure.

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which amended accounting guidance related to the reporting of discontinued operations and disclosures of disposals of components of an entity. The amended guidance changes the thresholds for disposals to qualify as discontinued operations and requires additional disclosures. This guidance is effective for reporting periods beginning after December 15, 2014 and is required to be applied prospectively. Cintas adopted ASU 2014-08 during the quarter ended August 31, 2015 and applied the amended accounting guidance to Shred-it and will apply it to future transactions, as appropriate.
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
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. Topic 842 supersedes the previous leases standard, ASC 840, Leases.This guidance is effective for reporting periods beginning after December 15, 2018; however, early adoption is permitted. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Cintas is currently evaluating the impact that ASU 2016-02 will have on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 is intended to simplify accounting for share-based payments. Upon adoption, ASU 2016-09 will require that excess tax benefits for share-based payments be recorded as a reduction of income tax expense and reflected within operating cash flows rather than being recorded within equity and reflected within financing cash flows. The standard also permits the repurchase of more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on our cash flows statement, and provides an accounting policy election to account for forfeitures as they occur. This update is effective for interim and annual periods beginning after December 15, 2016; however, early adoption is permitted. The Company is currently assessing the effect that adoption of ASU 2016-09 will have on its consolidated financial statements.
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

2.  Fair Value Disclosures
All financial instruments that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the consolidated balance sheet date. These financial instruments measured at fair value on a recurring basis are summarized below:

	As of May 31, 2016
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$139,357	$—	$—	$139,357
Marketable securities:
Canadian treasury securities	—	70,405	—	70,405
Total assets at fair value	$139,357	$70,405	$—	$209,762

Long term accrued liabilities:
Interest rate lock agreement	$—	$19,628	$—	$19,628
Total liabilities at fair value	$—	$19,628	$—	$19,628

	As of May 31, 2015
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$417,073	$—	$—	$417,073
Marketable securities:
Canadian treasury securities	—	16,081	—	16,081
Total assets at fair value	$417,073	$16,081	$—	$433,154

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
The funds invested in Canadian treasury securities are not presently expected to be repatriated, but instead are expected to be invested indefinitely in foreign subsidiaries. Interest, realized gains and losses and declines in value determined to be other than temporary on available-for-sale securities are included in interest income or expense. The cost of the securities sold is based on the specific identification method. The amortized cost basis of marketable securities as of May 31, 2016 and 2015 was $70.4 million and $16.1 million, respectively. Purchases of marketable securities were $488.8 million, $179.2 million and $48.5 million for the fiscal years ended May 31, 2016, 2015 and 2014, respectively. All outstanding marketable securities as of May 31, 2016 and 2015 had contractual maturities due within one year.
As of May 31, 2016, long-term accrued liabilities include interest rate lock agreements. The fair value of Cintas' interest rate lock agreements are based on similar exchange traded derivatives (market approach) and are, therefore, included within Level 2 of the fair value hierarchy. All other amounts included in long-term liabilities are not recorded at fair value.
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
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis as required under GAAP. The Company's acquisition of ZEE was recorded at fair value. See Note 9 entitled Acquisitions and Divestitures for additional information on the measurement of the ZEE assets acquired and liabilities assumed.
3.  Property and Equipment

(In thousands)	2016	2015

Land	$117,881	$116,172
Buildings and improvements	509,316	501,742
Equipment	1,584,478	1,446,041
Leasehold improvements	28,530	26,023
Construction in progress	173,367	104,300
	2,413,572	2,194,278
Less: accumulated depreciation	1,419,335	1,322,857
	$994,237	$871,421

Interest expense is net of capitalized interest of $1.1 million and $0.6 million for the fiscal years ended May 31, 2016 and 2015, respectively. Interest was not capitalized during the fiscal year ended May 31, 2014.

4.  Investments
Investments at May 31, 2016 of $125.0 million include the cash surrender value of insurance policies of $108.1 million, equity method investments of $14.5 million and cost method investments of $2.4 million. Investments at May 31, 2015 of $329.7 million include the cash surrender value of insurance policies of $101.8 million, equity method investments of $225.7 million and cost method investments of $2.2 million.
Shred-it is classified as discontinued operations for all periods presented as a result of selling the investment during fiscal 2016. As allowed under applicable accounting guidance, the May 31, 2015 consolidated balance sheet amounts for these assets and liabilities remain in their natural classifications. See Note 16 entitled Discontinued Operations for additional information.
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
Investments are evaluated for impairment on an annual basis or when indicators of impairment exist. For fiscal years 2016, 2015 and 2014, no losses due to impairment were recorded.

5.  Goodwill, Service Contracts and Other Assets
In fiscal 2014, Storage was classified as discontinued operations. As a result, goodwill and service contracts related to this business, which were previously included in the former Document Management Services operating segment, are included within Corporate. Storage was sold in three separate transactions during fiscal 2014. See Note 16 entitled Discontinued Operations for more information.
Changes in the carrying amount of goodwill and service contracts for the fiscal year ended May 31, 2015, by historical reportable operating segment, are as follows:

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
Effective June 1, 2015, Cintas realigned its organizational structure and updated its reportable operating segments in light of certain changes in its business, including the acquisition of ZEE. Cintas’ updated reportable operating segments are Uniform Rental and Facility Services and First Aid and Safety Services. The remainder of Cintas’ business, which consists primarily of Fire Protection Services and its Direct Sale business, are included in All Other. For additional information regarding Cintas’ realignment and reportable operating segment determination, see Note 14 entitled Operating Segment Information.
As a result of Cintas’ operating segment realignment, the composition of Cintas’ reporting units for the evaluation of goodwill impairment also changed. Historically, Cintas’ reporting units were the same as the reportable operating segments, Rental Uniforms and Ancillary Products, Uniform Direct Sales and First Aid, Safety and Fire Protection Services. Effective June 1, 2015, Cintas identified five reporting units for purposes of evaluating goodwill impairment, which were Uniform Rental and Facility Services, First Aid and Safety Services, and three reporting units within All Other.
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

The following table illustrates the changes in Goodwill as a result of the segment realignment:

Goodwill Allocation as of June 1, 2015 (in thousands)	Total

Uniform Rental and Facility Services
Rental Uniforms and Ancillary Products segment goodwill reassigned	$929.4
Uniform Direct Sales segment goodwill reassigned	14.5
$943.9

First Aid and Safety Services
First Aid, Safety and Fire Protection segment goodwill reassigned	$155.0

All Other
First Aid, Safety and Fire Protection segment goodwill reassigned	$75.5
Rental Uniforms and Ancillary Products segment goodwill reassigned	12.0
Uniform Direct Sales segment goodwill reassigned	9.2
$96.7
As a result of the change in reporting units, Cintas was required to perform an interim impairment test on goodwill at June 1, 2015. There was no impairment recorded as a result of the interim impairment test.
Changes in the carrying amount of goodwill and service contracts for the fiscal year ended May 31, 2016, by reportable operating segment and All Other, are as follows:

Goodwill (in thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Total

Balance at June 1, 2015	$943,909	$154,954	$96,749	1,195,612
Goodwill acquired	10,020	86,874	203	97,097
Foreign currency translation	(713)	(380)	(23)	(1,116)
Balance as of May 31, 2016	$953,216	$241,448	$96,929	$1,291,593

Service Contracts (in thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Total

Balance at June 1, 2015	$6,677	$1,576	$34,181	$42,434
Service contracts acquired	18,912	34,052	2,730	55,694
Service contracts amortization	(4,398)	(3,355)	(6,639)	(14,392)
Foreign currency translation	—	(21)	—	(21)
Balance as of May 31, 2016	$21,191	$32,252	$30,272	$83,715
Information regarding Cintas' service contracts and other assets is as follows:

	As of May 31, 2016
(In thousands)	Carrying Amount	Accumulated Amortization	Net

Service contracts	$395,482	$311,767	$83,715

Noncompete and consulting agreements	$42,378	$40,928	$1,450
Other	27,943	9,532	18,411
Total	$70,321	$50,460	$19,861

	As of May 31, 2015
(In thousands)	Carrying Amount	Accumulated Amortization	Net

Service contracts	$340,816	$298,382	$42,434

Noncompete and consulting agreements	$41,828	$40,379	$1,449
Other	23,595	7,550	16,045
Total	$65,423	$47,929	$17,494
Amortization expense for continuing operations was $15.6 million, $13.7 million and $15.2 million for the fiscal years ended May 31, 2016, 2015 and 2014, respectively. Estimated amortization expense for continuing operations, excluding any future acquisitions, for each of the next five years is $13.8 million, $12.3 million, $11.7 million, $11.3 million and $9.4 million, respectively.
6.  Long-Term Debt and Derivatives

(In thousands)	2016	2015

Unsecured term notes due through 2036 at an average rate of 4.6%	$1,300,000	$1,300,000
Less: amounts due within one year	250,000	—
	$1,050,000	$1,300,000
Cintas' senior notes are recorded at cost. The fair value of the senior notes is estimated using Level 2 inputs based on general market prices. The carrying value and fair value of Cintas' long-term debt as of May 31, 2016 were $1,300.0 million and $1,416.6 million, respectively, and as of May 31, 2015 were $1,300.0 million and $1,418.6 million, respectively.
Letters of credit outstanding were $83.4 million and $82.7 million at May 31, 2016 and 2015, respectively. Maturities of long-term debt during each of the next five years are $250.0 million, $300.0 million, $0, $0 and $0, respectively.
Interest paid was $64.5 million, $65.3 million and $65.9 million for the fiscal years ended May 31, 2016, 2015 and 2014, respectively.
Cintas' commercial paper program has a capacity of $300.0 million at May 31, 2016, that is fully supported by a backup revolving credit facility through a credit agreement with its banking group. This revolving credit facility has an accordion feature that allows for a maximum borrowing capacity of $450.0 million. The revolving credit facility was amended on May 29, 2014, to extend the maturity date from October 6, 2016 to May 28, 2019, and to adjust the applicable margin used to calculate the interest payable on any outstanding loans and the facility fee payable under the agreement. On June 23, 2016, the revolving credit facility was amended to extend the maturity date from May 28, 2019 to June 22, 2021, increase the capacity to $450.0 million, and add an accordion feature that allows for a maximum borrowing capacity of $600.0 million. No commercial paper or borrowings on our revolving credit facility were outstanding at May 31, 2016 or 2015. On June 1, 2016, Cintas paid the $250.0 million 5-year senior notes that matured on that date with cash and $218.5 million proceeds from the issuance of commercial paper.
Cintas used interest rate lock agreements to hedge against movements in the treasury rates at the time Cintas issued its senior notes in fiscal 2007, fiscal 2008, fiscal 2011 and fiscal 2013. The amortization of the cash flow hedges resulted in an increase to other comprehensive income of $2.0 million in each of the fiscal years ended May 31, 2016, 2015 and 2014. During the third quarter of fiscal 2016, Cintas entered into an interest rate lock agreement with a notional value of $550.0 million for a forecasted debt issuance. As of May 31, 2016, the fair value of this treasury lock was $19.6 million and is recorded in long-term liabilities and other comprehensive income, net of tax. The interest rate lock had no impact on net income or cash flows from continuing operations for fiscal 2016.
To hedge the exposure of movements in the foreign currency rates, Cintas may use foreign currency hedges. These hedges reduce the impact on cash flows from movements in the foreign currency exchange rates. Examples of foreign currency hedge instruments that Cintas may use are average rate options and forward contracts. These instruments did not impact foreign currency exchange during fiscal 2016, 2015 or 2014. Cintas had no foreign currency forward contracts as of May 31, 2016 or 2015.
Cintas has certain covenants related to debt agreements. These covenants limit Cintas' ability to incur certain liens, to engage in sale-leaseback transactions and to merge, consolidate or sell all or substantially all of Cintas' assets.

These covenants also require Cintas to maintain certain debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) and interest coverage ratios. Cross-default provisions exist between certain debt instruments. Cintas was in compliance with all of the debt covenants for all periods presented. If a default of a significant covenant were to occur, the default could result in an acceleration of the maturity of the indebtedness, impair liquidity and limit the ability to raise future capital.
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
The minimum rental payments under noncancelable lease arrangements for each of the next five years and thereafter are $30.5 million, $26.8 million, $20.8 million, $16.5 million, $12.5 million and $26.9 million, respectively.
Rent expense for continuing operations under operating leases during the fiscal years ended May 31, 2016, 2015 and 2014, was $41.5 million, $34.9 million and $32.3 million, respectively.
8.  Income Taxes

(In thousands)	2016	2015	2014

Income before income taxes for continuing operations consists of the following components:
U.S. operations	$697,974	$635,270	$519,386
Foreign operations	20,148	18,054	17,741
	$718,122	$653,324	$537,127

(In thousands)	2016	2015	2014

Income tax expense for continuing operations consists of the following components:
Current:
Federal	$284,046	$203,202	$139,102
State and local	25,926	25,346	18,286
	309,972	228,548	157,388
Deferred	(48,791)	14,255	41,967
	$261,181	$242,803	$199,355

(In thousands)	2016	2015	2014

Reconciliation of income tax expense for continuing operations using the statutory rate and actual income tax expense is as follows:
Income taxes at the U.S. federal statutory rate	$251,352	$228,727	$187,375
State and local income taxes, net of federal benefit	16,672	16,705	17,934
Other	(6,843)	(2,629)	(5,954)
	$261,181	$242,803	$199,355

The components of deferred income taxes included on the consolidated balance sheets are as follows:

(In thousands)	2016	2015

Deferred tax assets:
Allowance for doubtful accounts	$7,416	$4,857
Inventory obsolescence	13,702	12,266
Insurance and contingencies	42,717	38,522
Stock-based compensation	45,720	29,910
Foreign related carry-forwards	17,883	16,862
Treasury locks	12,055	5,829
Other	8,100	9,461
	147,593	117,707
Valuation allowance	(17,047)	(14,690)
	130,546	103,017
Deferred tax liabilities:
In service inventory	172,704	169,629
Property	93,784	77,871
Intangibles	104,585	84,218
Investment in partnerships	2,563	86,098
State taxes and other	16,385	24,528
	390,021	442,344
Net deferred tax liability	$259,475	$339,327
Due to differences in accounting for the book and tax basis in Shred-it and other partnerships, a deferred tax liability was recorded. After the sale of Shred-it in fiscal 2016, the related deferred tax liability was reclassified to current taxes payable. See Note 16 entitled Discontinued Operations for additional information.
Although realization is not assured, management believes it is more likely than not that the recorded deferred tax assets, net of valuation allowances, will be realized.
The progression of the valuation allowance is as follows:

(In thousands)	2016	2015

Balance at beginning of year	$(14,690)	$(13,358)
Additions	(3,437)	(2,433)
Subtractions	1,080	1,101
Balance at end of year	$(17,047)	$(14,690)
Income taxes paid were $452.6 million, $236.7 million and $172.5 million for the fiscal years ended May 31, 2016, 2015 and 2014, respectively.
Undistributed earnings of foreign subsidiaries were approximately $117.2 million, $147.1 million and $172.7 million as of May 31, 2016, 2015 and 2014, respectively, for which deferred taxes have not been provided. Such earnings are considered to be permanently reinvested in Cintas' foreign subsidiaries. If such earnings were repatriated, additional tax expense may result. The current calculation of such additional taxes is not practicable.
As of May 31, 2016 and 2015, there was $12.9 million and $11.9 million, respectively, in total unrecognized tax benefits, which, if recognized, would favorably impact Cintas' effective tax rate. Cintas recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense in the consolidated statements of income, which is consistent with the recognition of these items in prior reporting periods. The total amount accrued for interest and penalties as of May 31, 2016 and 2015, was $1.1 million and $0.9 million, respectively. Cintas records this tax liability as current and long-term accrued liabilities on the consolidated balance sheets, as appropriate.

In the normal course of business, Cintas provides for uncertain tax positions and the related interest, and adjusts its unrecognized tax benefits and accrued interest accordingly. Unrecognized tax benefits increased in fiscal 2016 and 2015 by $0.8 million and $1.4 million, respectively, and decreased in fiscal 2014 by $0.2 million. Accrued interest increased by $0.2 million in both fiscal 2016 and 2015, and decreased by $0.4 million in fiscal 2014.
A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits (exclusive of interest and penalties) is as follows:

(In thousands)

Balance at June 1, 2013	$13,709
Additions for tax positions of prior years	2,586
Settlements	(1,270)
Statute expirations	(1,963)
Balance at May 31, 2014	$13,062
Additions for tax positions of prior years	4,001
Settlements	(48)
Statute expirations	(1,603)
Balance at May 31, 2015	$15,412
Additions for tax positions of prior years	3,259
Settlements	(48)
Statute expirations	(2,092)
Balance at May 31, 2016	$16,531
On September 13, 2013, the U.S. Department of the Treasury and the Internal Revenue Service released final tangible property regulations under Sections 162(a) and 263(a) of the Internal Revenue Code regarding amounts paid to improve tangible property and acquire or produce tangible property, as well as proposed regulations regarding the disposition of property. The effective date of the final regulations was for Cintas' fiscal year ending May 31, 2015, and there was not a material impact on the consolidated financial statements for any period presented.
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

9.  Acquisitions and Divestitures
Acquisitions
The purchase price paid for each acquisition has been allocated to the fair value of the assets acquired and liabilities assumed. During fiscal 2016, Cintas acquired two businesses included in the Uniform Rental and Facility Services reportable operating segment, two businesses included in the First Aid and Safety Services reportable operating segment and six businesses included in All Other. During fiscal 2015, Cintas acquired one business included in the Uniform Rental and Facility Services reportable operating segment, three businesses included in the First Aid and Safety Services reportable operating segment and eight businesses included in All Other.
The following summarizes the aggregate purchase price and fair value allocations for all businesses acquired:

(In thousands)	2016	2015

Fair value of tangible assets acquired	$26,759	$177
Fair value of service contracts acquired	55,694	9,856
Fair value of other intangibles acquired	4,639	945
Net goodwill recognized	97,097	8,648
Total fair value of assets acquired	184,189	19,626
Fair value of liabilities assumed and incurred	27,610	4,131
Total cash paid for acquisitions	$156,579	$15,495
On August 1, 2015, the Company acquired all of the shares of ZEE for acquisition-date fair value consideration of$134.0 million, consisting of cash of $120.6 million and contingent consideration, subject to certain holdback provisions of $13.4 million. ZEE operates within the First Aid and Safety Services reportable operating segment. This acquisition has expanded our footprint in van delivered first aid, safety, training and emergency products and will allow us to serve an even greater number of customers in North America.
The table below summarizes the preliminary purchase price allocation of ZEE as determined by management with the assistance of third-party valuation specialists. Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. None of the goodwill is deductible for income tax purposes. The assets acquired and liabilities assumed are valued at the estimated fair value at the acquisition date as required by GAAP.

Assets:
Cash and cash equivalents	$333
Accounts receivable	16,705
Inventory	5,987
Other current assets	1,443
Property, plant and equipment	849
Goodwill	86,392
Service contracts	34,000
Other intagibles	4,500
Liabilities:
Accounts payable	(7,195)
Accrued liabilities	(4,428)
Deferred income taxes	(4,586)
Total consideration	$134,000
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
Divestitures
In fiscal 2014, Cintas completed the Shredding Transaction with Shred-it International, Inc. to combine Cintas’ Shredding with Shred-it International Inc.’s shredding business and created the Shred-it Partnership. In fiscal 2016, Cintas sold Shred-it. In fiscal 2015, Cintas sold Storage. Storage, excluding related real estate owned by Cintas, was sold in three separate transactions to three separate buyers. In fiscal 2016, Cintas sold the remaining Storage assets classified as held for sale. Both Shredding and Storage were previously included in the former Document Management Services operating segment. As a result of the transactions noted above, the results from Shredding, Shred-it and Storage are reported under discontinued operations for all periods presented and are excluded from continuing operations and from operating segment results for all periods presented. See Note 16 entitled Discontinued Operations for additional information.
10.  Defined Contribution Plans
Cintas' Partners' Plan (the Plan) is a non-contributory profit sharing plan and Employee Stock Ownership Plan (ESOP) for the benefit of substantially all U.S. Cintas employee-partners who have completed one year of service. The Plan also includes a 401(k) savings feature covering substantially all U.S. employee-partners. The amounts of contributions to the Plan and ESOP, as well as the matching contribution to the 401(k), are made at the discretion of the Board of Directors. Total contributions, including Cintas' matching contributions, which approximate cost, were $43.1 million, $38.4 million and $33.7 million for the fiscal years ended May 31, 2016, 2015 and 2014, respectively.
Cintas has a non-contributory deferred profit sharing plan (DPSP), which covers substantially all Canadian employee-partners. In addition, a registered retirement savings plan (RRSP) is offered to those employees. The amounts of contributions to the DPSP, as well as the matching contribution to the RRSP, are made at the discretion of the Board of Directors. Total contributions, which approximate cost, were $1.6 million, $1.5 million and $1.6 million for the fiscal years ended May 31, 2016, 2015 and 2014, respectively.
Cintas has a supplemental executive retirement plan (SERP) subject to Section 409A of the Internal Revenue Code for the benefit of certain highly compensated Cintas employee-partners. The SERP allows participants to defer the receipt of compensation which would otherwise become payable to them. Matching contributions are made at the discretion of the Board of Directors. Total matching contributions were $6.6 million, $6.1 million and $6.0 million for the fiscal years ended May 31, 2016, 2015 and 2014, respectively.

11.  Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share from continuing operations using the two-class method for amounts attributable to Cintas' common shares:

(In thousands except per share data)	2016	2015	2014

Basic Earnings per Share from Continuing Operations
Income from continuing operations	$456,941	$410,521	$337,772
Less: income from continuing operations allocated to participating securities	7,405	3,900	3,082
Income from continuing operations available to common shareholders	$449,536	$406,621	$334,690
Basic weighted average common shares outstanding	108,221	115,900	120,377

Basic earnings per share from continuing operations	$4.15	$3.51	$2.78

(In thousands except per share data)	2016	2015	2014

Diluted Earnings per Share from Continuing Operations
Income from continuing operations	$456,941	$410,521	$337,772
Less: income from continuing operations allocated to participating securities	7,405	3,900	3,082
Income from continuing operations available to common shareholders	$449,536	$406,621	$334,690
Basic weighted average common shares outstanding	108,221	115,900	120,377
Effect of dilutive securities – employee stock options	1,735	1,643	1,263
Diluted weighted average common shares outstanding	109,956	117,543	121,640

Diluted earnings per share from continuing operations	$4.09	$3.46	$2.75
Basic and diluted earnings per share from discontinued operations was calculated using the two-class method. Basic earnings per share from discontinued operations were $2.15, $0.17 and $0.30 for the fiscal years ended May 31, 2016, 2015 and 2014, respectively. Diluted earnings per share from discontinued operations were $2.12, $0.17 and $0.30 for the fiscal years ended May 31, 2016, 2015 and 2014, respectively.
For the fiscal years ended May 31, 2016, 2015 and 2014, options granted to purchase 0.5 million, 0.6 million and 0.7 million shares of Cintas common stock, respectively, were excluded from the computation of diluted earnings per share. The exercise prices of these options were greater than the average market price of the common shares (anti-dilutive).
On July 30, 2013, Cintas announced that the Board of Directors authorized a $500.0 million share buyback program. This program was completed in February 2015. On January 13, 2015, we announced that the Board of Directors authorized a $500.0 million share buyback program. This program was completed in September 2015. On August 4, 2015, we announced that the Board of Directors authorized a new $500.0 million share buyback program. The following table summarizes the buyback activity by program and fiscal period:

(In thousands except per share data)	2016			2015
Buyback Program	Shares	Avg. Price per Share	Purchase Price	Shares	Avg. Price per Share	Purchase Price

July 30, 2013	—	$—	$—	3,981	$75.49	$300,500
January 13, 2015	3,078	$85.44	$262,928	2,870	$82.60	$237,072
August 4, 2015	5,649	$87.85	$496,309	—	$—	$—
	8,727	$87.00	$759,237	6,851	$78.47	$537,572

In June 2016, we purchased 0.1 million shares at an average price of $94.09 per share for a total purchase price of $3.7 million. This completed the August 4, 2015 program through which Cintas purchased a total of 5.7 million shares of Cintas common stock at an average price of $87.89 per share for a total purchase price of $500.0 million.
In addition to the buyback program, Cintas acquired shares of Cintas common stock in satisfaction of employee payroll taxes due on restricted stock awards that vested during the fiscal year. For the fiscal year ended May 31, 2016, Cintas acquired 0.2 million shares at an average price of $86.07 per share for a total purchase price of $20.9 million. For the fiscal year ended May 31, 2015, Cintas acquired 0.2 million shares at an average price of $64.58 per share for a total purchase price of $14.4 million.
12.  Stock-Based Compensation
Under Cintas' 2005 Equity Compensation Plan, as amended, (the 2005 Equity Compensation Plan) Cintas may grant officers and key employee-partners equity compensation in the form of stock options, stock appreciation rights, restricted and unrestricted stock awards, performance awards and other stock unit awards up to an aggregate of 21,000,000 shares of Cintas' common stock. At May 31, 2016, 7,174,600 shares of common stock are reserved for future issuance under the 2005 Equity Compensation Plan. Total compensation cost for stock-based awards for continuing operations was $79.3 million, $44.9 million and $27.5 million for the fiscal years ended May 31, 2016, 2015 and 2014, respectively. The total income tax benefit recognized in the consolidated income statement for share-based compensation arrangements for continuing operations was $28.9 million, $16.7 million and $10.2 million for the fiscal years ended May 31, 2016, 2015 and 2014, respectively.
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
The fair value of options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	2016	2015	2014

Risk-free interest rate	2.0%	2.0%	2.0%
Dividend yield	1.4%	1.6%	1.7%
Expected volatility of Cintas' common stock	23.3%	28.0%	28.0%
Expected life of the option in years	7.5	7.5	7.5

The risk-free interest rate is based on U.S. government issues with a remaining term equal to the expected life of the stock options. The determination of expected volatility is based on historical volatility of Cintas' common stock over the period commensurate with the expected term of stock options, as well as other relevant factors. The weighted average expected term was determined based on the historical employee exercise behavior of the options. The weighted-average fair value of stock options granted during fiscal 2016, 2015 and 2014 was $21.60, $20.64 and $16.63, respectively.

The information presented in the following table relates primarily to stock options granted and outstanding under either the 2005 Equity Compensation Plan or under previously adopted plans:

	Shares	Weighted Average Exercise Price

Outstanding, June 1, 2013 (1,815,795 shares exercisable)	7,885,638	$37.60
Granted	2,111,649	61.04
Canceled	(699,314)	42.42
Exercised	(1,272,179)	39.03
Outstanding, May 31, 2014 (1,583,413 shares exercisable)	8,025,794	43.12
Granted	1,590,185	84.59
Canceled	(486,720)	55.50
Exercised	(1,293,689)	38.11
Outstanding, May 31, 2015 (1,426,550 shares exercisable)	7,835,570	51.59
Granted	1,739,767	93.55
Canceled	(235,455)	60.01
Exercised	(919,975)	35.07
Outstanding, May 31, 2016 (1,649,236 shares exercisable)	8,419,907	$61.83

The intrinsic value of stock options exercised was $48.5 million, $44.3 million and $19.8 million for the fiscal years ended May 31, 2016, 2015 and 2014, respectively. The total cash received from employees as a result of employee stock option exercises for the fiscal years ended May 31, 2016, 2015 and 2014 was $28.2 million, $40.2 million and $41.9 million, respectively.
The fair value of stock options vested was $11.0 million, $10.9 million and $17.7 million for the fiscal years ended May 31, 2016, 2015 and 2014, respectively.
The following table summarizes the information related to stock options outstanding at May 31, 2016:

		Outstanding Options		Exercisable Options
Range of Exercise Prices	Number Outstanding	Average Remaining Option Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 20.29 – $ 37.75	1,555,054	4.44	$31.22	1,122,463	$29.87
37.76 – 47.22	2,105,731	6.33	42.33	437,534	39.91
47.23 – 86.09	1,824,303	8.17	64.90	89,239	62.96
86.10 – 95.09	2,934,819	9.58	90.54	—	—
$ 20.29 – $ 95.09	8,419,907	7.51	$61.83	1,649,236	$34.32

At May 31, 2016, the aggregate intrinsic value of stock options outstanding and exercisable was $276.5 million and $99.7 million, respectively. The weighted-average remaining contractual term of stock options exercisable is 4.7 years.

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
The information presented in the following table relates to restricted stock awards granted and outstanding under either the 2005 Equity Compensation Plan or under previously adopted plans:

	Shares	Weighted Average Grant Price
Outstanding, unvested grants at June 1, 2013	2,015,023	$35.97
Granted	661,514	60.66
Canceled	(52,124)	37.95
Vested	(465,635)	28.76
Outstanding, unvested grants at May 31, 2014	2,158,778	45.04
Granted	627,033	80.73
Canceled	(50,277)	49.33
Vested	(525,421)	34.39
Outstanding, unvested grants at May 31, 2015	2,210,113	57.60
Granted	1,069,748	92.10
Canceled	(70,998)	65.79
Vested	(605,427)	38.76
Outstanding, unvested grants at May 31, 2016	2,603,436	$75.94

The remaining unrecognized compensation cost related to unvested stock options and restricted stock at May 31, 2016 was $149.4 million. The weighted-average period of time over which this cost will be recognized is 1.9 years.

13.  Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss), net of tax:

(In thousands)	Foreign Currency	Unrealized Loss on Derivatives	Other	Total

Balance at May 31, 2014	$41,525	$(12,615)	$(482)	$28,428
Other comprehensive (loss) income before reclassifications	(38,538)	37	(350)	(38,851)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1,952	—	1,952
Net current period other comprehensive (loss) income	(38,538)	1,989	(350)	(36,899)
Balance at May 31, 2015	2,987	(10,626)	(832)	(8,471)
Other comprehensive loss before reclassifications	(11,933)	(12,156)	(738)	(24,827)
Amounts reclassified from accumulated other comprehensive income (loss)	6,472	1,952	—	8,424
Net current period other comprehensive loss	(5,461)	(10,204)	(738)	(16,403)
Balance at May 31, 2016	$(2,474)	$(20,830)	$(1,570)	$(24,874)

The following table summarizes the reclassifications out of accumulated other comprehensive loss during fiscal years ended May 31, 2016 and 2015:

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line in the Consolidated Statements of Income

(in thousands)	2016	2015
Amortization of interest rate locks	$(3,130)	$(3,130)	Interest expense
Tax benefit	1,178	1,178	Income taxes
Amortization of interest rate locks, net of tax	$(1,952)	$(1,952)	Net of tax

(in thousands)	2016	2015
Cumulative translation adjustment on Shred-it (1)	$(10,381)	$—	Income from discontinued operations
Tax benefit	3,909	—	Income from discontinued operations
Cumulative translation adjustment on Shred-it, net of tax (1)	$(6,472)	$—	Net of tax

(1) The cumulative translation adjustment was reclassified out of accumulated other comprehensive income due to the sale of Shred-it.

14.  Operating Segment Information
GAAP requires companies to evaluate their reportable operating segments periodically and when certain events occur. As a result of a periodic evaluation, effective June 1, 2015, Cintas realigned its organizational structure and updated its reportable operating segments in light of certain changes in its business including the acquisition of ZEE in the first quarter of fiscal 2016. Cintas’ updated reportable operating segments are Uniform Rental and Facility Services and First Aid and Safety Services. The Uniform Rental and Facility Services reportable operating segment consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items. In addition to these rental items, restroom cleaning services and supplies, carpet and tile cleaning services and the sale of items from our catalogs to our customers on route are included within this reportable operating segment. The First Aid and Safety Services reportable operating segment consists of first aid and safety products and services. The remainder of Cintas’ business, which consists primarily of Fire Protection Services and its Direct Sale business, is included in All Other. All prior fiscal year results presented in the table below have been recast to reflect these new operating segments.
Prior to June 1, 2015, Cintas classified its businesses into three operating segments based on the types of products and services provided. The Rental Uniforms and Ancillary Products operating segment consisted of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items.  In addition to these rental items, restroom cleaning services and supplies and carpet and tile cleaning services were also provided within this operating segment. The Uniform Direct Sales operating segment consisted of the direct sale of uniforms and related items. The First Aid, Safety and Fire Protection Services operating segment consisted of first aid, safety and fire protection products and services.
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

(In thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Corporate(1)	Total
May 31, 2016
Revenue	$3,777,801	$461,783	$665,874	$—	$4,905,458
Gross margin	$1,671,008	$197,010	$261,852	$—	$2,129,870
Selling and administrative expenses	998,069	147,503	202,550	—	1,348,122
Interest expense, net	—	—	—	63,626	63,626
Income before income taxes	$672,939	$49,507	$59,302	$(63,626)	$718,122
Depreciation and amortization	$130,822	$16,021	$18,436	$—	$165,279
Capital expenditures	$237,884	$22,364	$15,137	$—	$275,385
Total assets	$3,114,159	$421,789	$358,683	$209,762	$4,104,393

May 31, 2015
Revenue	$3,539,843	$326,593	$610,450	$—	$4,476,886
Gross margin	$1,532,211	$152,339	$236,787	$—	$1,921,337
Selling and administrative expenses	926,176	107,226	191,528	—	1,224,930
Gain on sale of stock of an equity method investment	—	—	—	21,739	21,739
Interest expense, net	—	—	—	64,822	64,822
Income before income taxes	$606,035	$45,113	$45,259	$(43,083)	$653,324
Depreciation and amortization	$123,577	$9,774	$19,244	$—	$152,595
Capital expenditures	$184,246	$13,589	$18,983	$902	$217,720
Total assets	$2,845,326	$255,202	$345,201	$746,731	$4,192,460

May 31, 2014
Revenue	$3,304,635	$294,966	$594,243	$—	$4,193,844
Gross margin	$1,382,158	$136,136	$231,465	$—	$1,749,759
Selling and administrative expenses	860,311	96,246	190,482	—	1,147,039
Interest expense, net	—	—	—	65,593	65,593
Income before income taxes	$521,847	$39,890	$40,983	$(65,593)	$537,127
Depreciation and amortization	$118,828	$8,283	$20,178	$—	$147,289
Capital expenditures	$94,619	$9,195	$7,370	$34,396	$145,580
Total assets	$2,840,809	$257,603	$340,650	$1,023,390	$4,462,452

(1) Corporate assets include cash and marketable securities in all periods. Corporate assets as of May 31, 2015 include Shred-it and real estate assets of Storage that were not included in the sale transactions. Corporate assets as of May 31, 2014 include Shred-it and the assets of Storage.

15.  Quarterly Financial Data (Unaudited)
The following is a summary of the results of operation for each of the quarters within the fiscal years ended May 31, 2016 and 2015:

May 31, 2016 (in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue	$1,198,890	$1,219,080	$1,216,083	$1,271,405
Gross margin	$524,144	$527,400	$524,608	$553,718
Net income, continuing operations	$106,198	$115,453	$117,279	$118,011
Basic earnings per share, continuing operations	$0.94	$1.05	$1.07	$1.09
Diluted earnings per share, continuing operations	$0.93	$1.03	$1.05	$1.08
Weighted average number of shares outstanding	110,597	108,301	107,843	106,136

May 31, 2015 (in thousands) (1) (2)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue	$1,102,077	$1,123,379	$1,108,847	$1,142,583
Gross margin	$477,946	$481,424	$475,307	$486,660
Net income, continuing operations	$105,905	$103,701	$100,331	$100,584
Basic earnings per share, continuing operations	$0.90	$0.88	$0.86	$0.87
Diluted earnings per share, continuing operations	$0.89	$0.86	$0.85	$0.86
Weighted average number of shares outstanding	116,659	117,115	116,178	113,666

(1) The figures for fiscal 2015 reflect the change in classification of Shred-it to discontinued operations within the Consolidated Statements of Income. See Note 16 entitled Discontinued Operations for additional information.

(2) During the fiscal 2015 first quarter, Cintas recognized a gain on the sale of stock in an equity method investment in the net amount of $13.6 million.

16.  Discontinued Operations
The results of Shred-it and Shredding are classified as discontinued operations for all periods presented as a result of entering into a definitive agreement during fiscal 2016 to sell the investment. During fiscal 2015, Cintas sold Storage and, as a result, its operations are also classified as discontinued operations for all periods presented. Shredding and Storage were previously included in the former Document Management Services reportable operating segment. In accordance with the applicable accounting guidance for the disposal of long-lived assets, the results of Shredding and Storage have been excluded from both continuing operations and operating segment results for all periods presented.
In fiscal 2014, Cintas completed the Shredding Transaction and realized a $106.4 million gain. The gain was computed as follows: the fair value of consideration received of $180.0 million plus the fair value of Cintas' retained non-controlling interest in Shred-it of $339.4 million less the carrying amount of Shredding of $413.0 million. As a result of the Shredding Transaction, the Company recorded an asset impairment charge of $16.1 million and other transaction costs of $28.5 million in fiscal 2014. The impairment charge was related to the abandonment of information systems assets that were not contributed to Shred-it and cannot be used by the Company for other purposes. The other transaction costs consisted of the following: $4.7 million of professional and legal fees; $0.7 million of employee termination benefit costs; $12.4 million of stock compensation expense resulting from the immediate vesting of Cintas stock options and awards of employees contributed to Shred-it; a $4.2 million charge for information systems contracts for which no future economic benefit exists; and $6.5 million of incremental profit sharing and employee compensation resulting from the gain, net of the impairment charge and other transaction costs. All of the impacts from the Shredding Transaction have been included in discontinued operations. For the fiscal year ended May 31, 2014, Cintas recorded a net gain on Shred-it of $1.2 million. Also, in conjunction with the partnership agreement, Cintas agreed to provide certain transition services such as information technology and accounting in support of Shred-it. The agreement expired in September 2015.
At May 31, 2015, the carrying value of Shred-it was $210.1 million. In May of fiscal 2015, the Company received a dividend on Shred-it of $113.4 million, which reduced the carrying value of the investment. As of May 31, 2015, Cintas’ carrying value of Shred-it exceeded its share of the underlying equity in the net assets of the Shred-it Partnership by approximately $94.0 million (basis difference). The remaining basis difference was to be amortized over the weighted average estimated useful lives of the underlying assets which generated the basis difference (approximately 9 years) and recorded as a reduction in the income (loss) on Shred-it, net of tax. Cintas recorded its share of the partnership's income on a one month lag. For the fiscal year ended May 31, 2015, Cintas recorded a net loss on Shred-it of $5.5 million, which included amortization of basis differences of approximately $11.0 million.
Cintas provides the following unaudited summary information regarding the Shred-it Partnership's financial position and results of operations as of and for the twelve months ended April 30, 2015:

Summary Balance Sheet Information	As of
(in thousands)	April 30, 2015

Assets
Current assets	$150,792
Non-current assets	$968,956

Liabilities
Current liabilities	$73,971
Non-current liabilities	$532,673

Summary Income Statement Information	For the 12 Months Ended
(in thousands)	April 30, 2015

Net sales	$695,628
Gross profit	$432,532
Net income	$10,385

In fiscal 2015, Cintas received additional proceeds related to the Shred-it Transaction. The Company realized a $4.1 million gain, net of tax, as a result of the additional consideration received. During fiscal 2015, we also recorded a loss related to the Shred-it Transaction due to the settlement of an outstanding Shredding-related legal claim. The expense, net of tax, was $1.0 million.
In fiscal 2016, we completed the transaction to sell Shred-it. Cintas’ share of the proceeds from the sale were $578.3 million. During the fourth quarter of fiscal 2016, Cintas received additional proceeds and consideration related to the sale of Shred-it. The Company realized a pre-tax gain of $4.3 million as a result of the additional consideration received. At May 31, 2016, Cintas still has the opportunity to receive up to $30 million in additional consideration in the future, subject to certain holdback provisions. Because of the uncertainty surrounding the holdback provisions, this amount represents a gain contingency that has not been recorded. During the fiscal year ended May 31, 2016, Cintas recorded a net loss on Shred-it of $24.3 million, which included amortization of basis differences of approximately $4.8 million. After the sale Shred-it, the basis difference no longer exists and Cintas no longer records income or loss from Shred-it.
In fiscal 2015, Cintas sold Storage, excluding certain real estate owned by Cintas, in three separate transactions to three separate buyers. Certain real estate assets and related liabilities were not included in the Storage transactions in 2015 and were classified as held for sale as of May 31, 2015. This real estate was leased by a buyer of part of Storage. These lease payments did not represent a material direct cash flow of the disposed Storage business, and therefore, do not impact the classification of the Storage business as a discontinued operation. For the fiscal year ended May 31, 2015, cash proceeds received at the closing of each transaction or upon the settlement of contingencies totaled $158.4 million, net of cash contributed. Each transaction involved contingent consideration, and the Company had opportunities to receive additional proceeds if specified future events occurred. Because of the uncertainty surrounding the future events, these amounts represented gain contingencies and were not recorded until realized. During fiscal 2016, Cintas received additional proceeds on the sale of Storage related to the contingent consideration and realized a pre-tax gain of $10.9 million. During fiscal 2016, Cintas also sold the remaining Storage assets classified as held for sale. Cintas received proceeds of $24.4 million from the sale of these assets and realized a pretax gain of $4.8 million.
Following is selected financial information included in net income from discontinued operations for the Shredding and Storage businesses:

(In thousands)	2016	2015(1)	2014(1)

Revenue	$—	$31,379	$357,967

Income (loss) before income taxes, excluding gains (losses) from sale transactions and investments	434	(3,515)	6,913

Gain on Storage transactions	15,786	38,573	—
(Loss) gain on Shred-it (1)	(24,288)	(3,851)	63,817
Gain on sale of Shred-it	378,359	—	—
Income tax expense	(133,712)	(11,110)	(34,060)
Net income from discontinued operations	$236,579	$20,097	$36,670
(1) Results for the fiscal years ended May 31, 2015 and 2014 related to Shred-it and Shredding were previously presented in continuing operations and were reclassified to discontinued operations as previously discussed.

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
Condensed consolidating financial statements for Cintas, Corp. 2, the subsidiary guarantors and non-guarantors are presented on the following pages:
Condensed Consolidating Income Statement

Year Ended May 31, 2016 (in thousands)	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Uniform rental and facility services	$—	$2,913,812	$805,722	$213,526	$(155,259)	$3,777,801
Other	—	1,576,078	8,542	66,270	(523,233)	1,127,657
Equity in net income of affiliates	456,941	—	—	—	(456,941)	—
	456,941	4,489,890	814,264	279,796	(1,135,433)	4,905,458
Costs and expenses (income):
Cost of uniform rental and facility services	—	1,709,912	490,383	142,601	(236,103)	2,106,793
Cost of other	—	1,070,064	(41,762)	48,539	(408,046)	668,795
Selling and administrative expenses	—	1,427,424	(121,514)	69,257	(27,045)	1,348,122
Operating income	456,941	282,490	487,157	19,399	(464,239)	781,748

Interest income	—	—	(666)	(232)	2	(896)
Interest expense (income)	—	65,534	(1,027)	15	—	64,522

Income before income taxes	456,941	216,956	488,850	19,616	(464,241)	718,122
Income taxes	—	71,323	180,100	9,874	(116)	261,181
Income from continuing operations	456,941	145,633	308,750	9,742	(464,125)	456,941
Income (loss) from discontinued operations, net of tax	236,579	242,416	—	(5,837)	(236,579)	236,579
Net income	$693,520	$388,049	$308,750	$3,905	$(700,704)	$693,520

Condensed Consolidating Income Statement

Year Ended May 31, 2015 (in thousands)	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Uniform rental and facility services	$—	$2,699,466	$748,185	$229,391	$(137,199)	$3,539,843
Other	—	1,379,572	2,159	57,349	(502,037)	937,043
Equity in net income of affiliates	410,521	—	—	—	(410,521)	—
	410,521	4,079,038	750,344	286,740	(1,049,757)	4,476,886
Costs and expenses (income):
Cost of uniform rental and facility services	—	1,660,625	407,505	154,601	(215,099)	2,007,632
Cost of other	—	889,524	16,120	37,628	(395,355)	547,917
Selling and administrative expenses	—	1,276,745	(100,024)	74,523	(26,314)	1,224,930
Operating income	410,521	252,144	426,743	19,988	(412,989)	696,407

Gain on sale of stock of an equity method investment	—	—	21,739	—	—	21,739

Interest income	—	(12)	(250)	(79)	2	(339)
Interest expense (income)	—	66,298	(1,134)	(3)	—	65,161

Income before income taxes	410,521	185,858	449,866	20,070	(412,991)	653,324
Income taxes	—	66,498	168,706	7,665	(66)	242,803
Income from continuing operations	410,521	119,360	281,160	12,405	(412,925)	410,521
Income from discontinued operations, net of tax	20,097	15,501	—	4,596	(20,097)	20,097
Net income	$430,618	$134,861	$281,160	$17,001	$(433,022)	$430,618

Condensed Consolidating Income Statement

Year Ended May 31, 2014 (in thousands)	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Uniform rental and facility services	$—	$2,500,618	$690,831	$235,118	$(121,932)	$3,304,635
Other	—	1,302,715	4,192	53,990	(471,688)	889,209
Equity in net income of affiliates	337,772	—	—	—	(337,772)	—
	337,772	3,803,333	695,023	289,108	(931,392)	4,193,844
Costs and expenses (income):
Cost of uniform rental and facility services	—	1,576,226	386,556	160,795	(201,100)	1,922,477
Cost of other	—	843,675	16,570	37,334	(375,971)	521,608
Selling and administrative expenses	—	1,172,858	(83,765)	76,049	(18,103)	1,147,039
Operating income	337,772	210,574	375,662	14,930	(336,218)	602,720

Interest income	—	(43)	(178)	(15,279)	15,271	(229)
Interest expense (income)	—	66,461	(635)	(4)	—	65,822

Income before income taxes	337,772	144,156	376,475	30,213	(351,489)	537,127
Income taxes	—	43,327	148,332	7,774	(78)	199,355
Income from continuing operations	337,772	100,829	228,143	22,439	(351,411)	337,772
Income (loss) from discontinued operations, net of tax	36,670	61,434	(23,134)	(1,630)	(36,670)	36,670
Net income	$374,442	$162,263	$205,009	$20,809	$(388,081)	$374,442

Condensed Consolidating Statement of Comprehensive Income

Year Ended May 31, 2016 (in thousands)	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$693,520	$388,049	$308,750	$3,905	$(700,704)	$693,520

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	—	—	—	(11,933)	—	(11,933)
Cumulative translation adjustment on Shred-it	—	5,875	—	597	—	6,472
Change in fair value of derivatives	—	(12,156)	—	—	—	(12,156)
Amortization of interest rate lock agreements	—	1,952	—	—	—	1,952
Other	—	—	(730)	(8)	—	(738)

Other comprehensive loss	—	(4,329)	(730)	(11,344)	—	(16,403)

Comprehensive income (loss)	$693,520	$383,720	$308,020	$(7,439)	$(700,704)	$677,117

Condensed Consolidating Statement of Comprehensive Income

Year Ended May 31, 2015 (in thousands)	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$430,618	$134,861	$281,160	$17,001	$(433,022)	$430,618

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	—	—	—	(38,538)	—	(38,538)
Change in fair value of derivatives	—	—	—	37	—	37
Amortization of interest rate lock agreements	—	1,952	—	—	—	1,952
Other	—	—	(361)	11	—	(350)

Other comprehensive income (loss)	—	1,952	(361)	(38,490)	—	(36,899)

Comprehensive income (loss)	$430,618	$136,813	$280,799	$(21,489)	$(433,022)	$393,719

Condensed Consolidating Statement of Comprehensive Income

Year Ended May 31, 2014 (in thousands)	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$374,442	$162,263	$205,009	$20,809	$(388,081)	$374,442

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	—	—	—	(9,787)	—	(9,787)
Change in fair value of derivatives	—	—	—	(228)	—	(228)
Amortization of interest rate lock agreements	—	1,952	—	—	—	1,952
Other	—	—	(1,629)	(3)	—	(1,632)

Other comprehensive income (loss)	—	1,952	(1,629)	(10,018)	—	(9,695)

Comprehensive income	$374,442	$164,215	$203,380	$10,791	$(388,081)	$364,747

Condensed Consolidating Balance Sheet

As of May 31, 2016 (in thousands)	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Assets
Current assets:
Cash and cash equivalents	$—	$55,821	$57,464	$26,072	$—	$139,357
Marketable securities	—	—	—	70,405	—	70,405
Accounts receivable, net	—	402,846	125,005	35,327	—	563,178
Inventories, net	—	222,822	19,150	11,235	(3,845)	249,362
Uniforms and other rental items in service	—	410,696	112,370	36,612	(19,722)	539,956
Income taxes, current	—	(151)	1,215	648	—	1,712
Prepaid expenses and other current assets	—	6,668	18,435	962	—	26,065
Total current assets	—	1,098,702	333,639	181,261	(23,567)	1,590,035

Property and equipment, at cost, net	—	577,936	342,356	73,945	—	994,237

Investments	321,083	1,770,303	901,772	941,396	(3,809,602)	124,952
Goodwill	—	—	1,256,662	35,043	(112)	1,291,593
Service contracts, net	—	81,462	13	2,240	—	83,715
Other assets, net	1,081,203	4,665	3,526,051	9,110	(4,601,168)	19,861
	$1,402,286	$3,533,068	$6,360,493	$1,242,995	$(8,434,449)	$4,104,393

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$(465,247)	$(1,408,002)	$1,932,977	$16,781	$38,005	$114,514
Accrued compensation and related liabilities	—	70,045	26,551	5,380	—	101,976
Accrued liabilities	—	82,770	252,717	13,578	—	349,065
Long-term debt due within one year	—	250,000	—	—	—	250,000
Total current liabilities	(465,247)	(1,005,187)	2,212,245	35,739	38,005	815,555

Long-term liabilities:
Long-term debt due after one year	—	1,049,610	—	390	—	1,050,000
Deferred income taxes	—	(427)	252,149	7,753	—	259,475
Accrued liabilities	—	19,628	116,091	985	—	136,704
Total long-term liabilities	—	1,068,811	368,240	9,128	—	1,446,179
Total shareholders' equity	1,867,533	3,469,444	3,780,008	1,198,128	(8,472,454)	1,842,659
	$1,402,286	$3,533,068	$6,360,493	$1,242,995	$(8,434,449)	$4,104,393

Condensed Consolidating Balance Sheet

As of May 31, 2015 (in thousands)	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Assets
Current assets:
Cash and cash equivalents	$—	$74,145	$249,203	$93,725	$—	$417,073
Marketable securities	—	—	—	16,081	—	16,081
Accounts receivable, net	—	358,560	104,964	32,606	—	496,130
Inventories, net	—	193,594	21,149	8,870	2,598	226,211
Uniforms and other rental items in service	—	399,017	117,473	36,478	(18,963)	534,005
Income taxes, current	—	1,191	(339)	84	—	936
Assets held for sale	—	21,341	—	—	—	21,341
Prepaid expenses and other current assets	—	5,514	17,492	1,024	—	24,030
Total current assets	—	1,053,362	509,942	188,868	(16,365)	1,735,807

Property and equipment, at cost, net	—	523,690	275,072	72,659	—	871,421

Investments	321,083	1,956,320	895,393	956,461	(3,799,565)	329,692
Goodwill	—	—	1,180,527	15,197	(112)	1,195,612
Service contracts, net	—	42,400	34	—	—	42,434
Other assets, net	1,154,596	12,373	2,741,950	3,572	(3,894,997)	17,494
	$1,475,679	$3,588,145	$5,602,918	$1,236,757	$(7,711,039)	$4,192,460

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$(465,247)	$(877,042)	$1,391,999	$21,876	$38,021	$109,607
Accrued compensation and related liabilities	—	59,752	23,989	4,682	—	88,423
Accrued liabilities	—	65,022	232,500	13,137	(724)	309,935
Liabilities held for sale	—	704	—	—	—	704
Long-term debt due within one year	—	293	(293)	—	—	—
Total current liabilities	(465,247)	(751,271)	1,648,195	39,695	37,297	508,669

Long-term liabilities:
Long-term debt due after one year	—	1,308,452	(9,766)	590	724	1,300,000
Deferred income taxes	—	(304)	333,929	5,702	—	339,327
Accrued liabilities	—	—	111,105	904	—	112,009
Total long-term liabilities	—	1,308,148	435,268	7,196	724	1,751,336
Total shareholders' equity	1,940,926	3,031,268	3,519,455	1,189,866	(7,749,060)	1,932,455
	$1,475,679	$3,588,145	$5,602,918	$1,236,757	$(7,711,039)	$4,192,460

Condensed Consolidating Statement of Cash Flows

Year Ended May 31, 2016 (in thousands)	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Cash flows from operating activities:
Net income	$693,520	$388,049	$308,750	$3,905	$(700,704)	$693,520
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	—	96,885	43,441	9,365	—	149,691
Amortization of intangible assets	—	14,830	304	454	—	15,588
Stock-based compensation	79,293	—	—	—	—	79,293
Gain on Storage transactions	—	(12,547)	—	(3,239)	—	(15,786)
Loss on Shred-it	—	22,470	—	1,818	—	24,288
(Gain) loss on sale of Shred-it	—	(388,930)	—	10,571	—	(378,359)
Deferred income taxes	—	(83,648)	22,025	2,321	—	(59,302)
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	—	(30,570)	(20,007)	(2,185)	—	(52,762)
Inventories, net	—	(23,917)	2,011	(2,454)	6,443	(17,917)
Uniforms and other rental items in service	—	(10,329)	5,104	(1,840)	759	(6,306)
Prepaid expenses and other current assets	—	(142)	(939)	116	—	(965)
Accounts payable	—	(461,203)	465,539	(4,884)	(16)	(564)
Accrued compensation and related liabilities	—	9,959	2,982	571	—	13,512
Accrued liabilities and other	—	(2,926)	24,761	155	724	22,714
Income taxes, current	—	1,342	(1,565)	(577)	—	(800)
Net cash provided by (used in) operating activities	772,813	(480,677)	852,406	14,097	(692,794)	465,845

Cash flows from investing activities:
Capital expenditures	—	(151,063)	(111,392)	(12,930)	—	(275,385)
Proceeds from redemption of marketable securities	—	—	—	434,179	—	434,179
Purchase of marketable securities and investments	—	(3,333)	(12,085)	(488,765)	10,037	(494,146)
Proceeds from Storage transactions, net of cash contributed	—	32,099	—	3,239	—	35,338
Proceeds from sale of Shred-it	—	568,223	—	12,614	—	580,837
Acquisitions of businesses, net of cash acquired	—	(130,786)	—	(25,793)	—	(156,579)
Other	94,344	154,412	(929,997)	1,897	683,481	4,137
Net cash provided by (used in) investing activities	94,344	469,552	(1,053,474)	(75,559)	693,518	128,381

Cash flows from financing activities:
Proceeds from the issuances of debt	—	—	(165)	165	—	—
Repayment of debt	—	(9,151)	10,224	(365)	(724)	(16)
Proceeds from exercise of stock-based compensation awards	28,226	—	—	—	—	28,226
Dividends paid	(115,232)	—	—	(41)	—	(115,273)
Repurchase of common stock	(780,151)	—	—	—	—	(780,151)
Other	—	1,952	(730)	(732)	—	490
Net cash (used in) provided by financing activities	(867,157)	(7,199)	9,329	(973)	(724)	(866,724)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(5,218)	—	(5,218)
Net decrease in cash and cash equivalents	—	(18,324)	(191,739)	(67,653)	—	(277,716)
Cash and cash equivalents at beginning of year	—	74,145	249,203	93,725	—	417,073
Cash and cash equivalents at end of year	$—	$55,821	$57,464	$26,072	$—	$139,357

Condensed Consolidating Statement of Cash Flows

Year Ended May 31, 2015 (in thousands)	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Cash flows from operating activities:
Net income	$430,618	$134,861	$281,160	$17,001	$(433,022)	$430,618
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	—	87,186	43,013	10,425	—	140,624
Amortization of intangible assets	—	13,972	60	426	—	14,458
Stock-based compensation	47,002	—	—	—	—	47,002
Gain on Storage transactions	—	(31,113)	—	(7,460)	—	(38,573)
Loss on Shred-it	—	3,190	—	661	—	3,851
Gain on sale of stock of an equity method investment	—	—	(21,739)	—	—	(21,739)
Deferred income taxes	—	67	18,565	2,234	—	20,866
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	—	4,370	(7,095)	1,282	—	(1,443)
Inventories, net	—	22,405	(405)	(487)	2,272	23,785
Uniforms and other rental items in service	—	(24,351)	(5,006)	(2,764)	127	(31,994)
Prepaid expenses and other current assets	—	(345)	(2,740)	(117)	—	(3,202)
Accounts payable	—	(322,461)	289,110	(98)	4	(33,445)
Accrued compensation and related liabilities	—	3,171	1,400	(1,337)	—	3,234
Accrued liabilities and other	—	(15,829)	42,551	6,322	22	33,066
Income taxes, current	—	358	(6,155)	(1,035)	—	(6,832)
Net cash provided by (used in) operating activities	477,620	(124,519)	632,719	25,053	(430,597)	580,276

Cash flows from investing activities:
Capital expenditures	—	(110,658)	(92,600)	(14,462)	—	(217,720)
Proceeds from redemption of marketable securities	—	—	—	161,938	—	161,938
Purchase of marketable securities and investments	—	(1,827)	38,731	(179,130)	(53,245)	(195,471)
Proceeds from Storage transactions, net of cash contributed	—	93,387	—	65,041	—	158,428
Proceeds from Shredding Transaction	—	3,344	—	—	—	3,344
Proceeds from sale of stock of an equity method investment	—	—	29,933	—	—	29,933
Dividends received on equity method investment	—	—	5,247	—	—	5,247
Dividends received on Shred-it	—	113,400	—	—	—	113,400
Acquisitions of businesses, net of cash acquired	—	(15,495)	—	—	—	(15,495)
Other	235,951	42,199	(764,336)	3,705	483,864	1,383
Net cash provided by (used in) investing activities	235,951	124,350	(783,025)	37,092	430,619	44,987

Cash flows from financing activities:
Proceeds from the issuance of debt	—	—	(2,615)	2,615	—	—
Repayment of debt	—	(1,178)	2,962	(2,280)	(22)	(518)
Proceeds from exercise of stock-based compensation awards	40,230	—	—	—	—	40,230
Dividends paid	(201,831)	—	—	(60)	—	(201,891)
Repurchase of common stock	(551,970)	—	—	—	—	(551,970)
Other	—	1,952	(363)	—	—	1,589
Net cash (used in) provided by financing activities	(713,571)	774	(16)	275	(22)	(712,560)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(8,918)	—	(8,918)
Net increase (decrease) in cash and cash equivalents	—	605	(150,322)	53,502	—	(96,215)
Cash and cash equivalents at beginning of year	—	73,540	399,525	40,223	—	513,288
Cash and cash equivalents at end of year	$—	$74,145	$249,203	$93,725	$—	$417,073

Condensed Consolidating Statement of Cash Flows

Year Ended May 31, 2014 (in thousands)	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Cash flows from operating activities:
Net income	$374,442	$162,263	$205,009	$20,809	$(388,081)	$374,442
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	—	110,100	44,856	13,264	—	168,220
Amortization of intangible assets	—	20,547	153	1,942	—	22,642
Stock-based compensation	29,875	—	—	—	—	29,875
(Gain) loss on Shred-it	—	(113,511)	—	5,070	—	(108,441)
Shredding Transaction asset impairment charge	—	—	16,143	—	—	16,143
Shredding Transaction costs	—	—	26,057	—	—	26,057
Deferred income taxes	—	(2)	47,373	(262)	—	47,109
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	—	(53,053)	(1,300)	(1,878)	—	(56,231)
Inventories, net	—	(14,735)	4,839	450	(1,616)	(11,062)
Uniforms and other rental items in service	—	(11,004)	557	(973)	(15)	(11,435)
Prepaid expenses and other current assets	—	(386)	(1,844)	53	—	(2,177)
Accounts payable	—	25,573	23,246	(18,374)	1	30,446
Accrued compensation and related liabilities	—	5,778	4,947	206	—	10,931
Accrued liabilities and other	—	50,008	4,897	(689)	21	54,237
Income taxes, current	—	2,621	9,902	2,690	—	15,213
Net cash provided by operating activities	404,317	184,199	384,835	22,308	(389,690)	605,969

Cash flows from investing activities:
Capital expenditures	—	(123,978)	(9,591)	(12,011)	—	(145,580)
Proceeds from redemption of marketable securities	—	—	5,659	48,537	—	54,196
Purchase of marketable securities and investments	—	(151,063)	(242,956)	(48,387)	378,548	(63,858)
Proceeds from Shredding Transaction, net of cash contributed	—	180,000	—	(641)	—	179,359
Acquisitions of businesses, net of cash acquired	—	(13,199)	—	(20,242)	—	(33,441)
Other	13,783	(50,446)	8,108	12,173	11,163	(5,219)
Net cash provided by (used in) investing activities	13,783	(158,686)	(238,780)	(20,571)	389,711	(14,543)

Cash flows from financing activities:
Proceeds from the issuance of debt	—	—	(2,445)	2,445	—	—
Repayment of debt	—	(8,436)	(106)	376	(21)	(8,187)
Proceeds from exercise of stock-based compensation awards	41,902	—	—	—	—	41,902
Dividends paid	(93,293)	—	—	(27)	—	(93,320)
Repurchase of common stock	(370,599)	—	—	—	—	(370,599)
Other	3,890	1,952	8,951	(14,324)	—	469
Net cash (used in) provided by financing activities	(418,100)	(6,484)	6,400	(11,530)	(21)	(429,735)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(676)	—	(676)
Net increase (decrease) in cash and cash equivalents	—	19,029	152,455	(10,469)	—	161,015
Cash and cash equivalents at beginning of year	—	54,511	247,070	50,692	—	352,273
Cash and cash equivalents at end of year	$—	$73,540	$399,525	$40,223	$—	$513,288

Item 9.  Changes in and Disagreements with
Accountants on Accounting and Financial Disclosure
None.

Item 9A.  Controls and Procedures
Disclosure Controls and Procedures
With the participation of Cintas' management, including Cintas' Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, Cintas has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of May 31, 2016. Based on such evaluation, Cintas' management, including Cintas' Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, have concluded that Cintas' disclosure controls and procedures were effective as of May 31, 2016, in ensuring (i) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is accumulated and communicated to Cintas' management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Internal Control over Financial Reporting
Management's Report on Internal Control over Financial Reporting and the Report of Ernst & Young LLP, Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this Annual Report on Form 10-K and are incorporated by reference herein.
There were no changes in Cintas' internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended May 31, 2016, that have materially affected, or are reasonably likely to materially affect, Cintas' internal control over financial reporting.

Item 9B.  Other Information
None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance
The information required under this item is incorporated herein by reference to the material contained in Cintas' definitive proxy statement for the 2016 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the close of the fiscal year (the Proxy Statement).

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
The following table provides information about Cintas' common stock that may be issued under Cintas' equity compensation plans as of May 31, 2016.
Equity Compensation Plan Information

Plan category	Number of shares to be issued upon exercise of outstanding options (1)	Weighted average exercise price of outstanding options (1)	Number of shares remaining available for future issuance under equity compensation plans

Equity compensation plans approved by shareholders	8,419,907	$61.83	7,174,600
Equity compensation plans not approved by shareholders	—	—	—
Total	8,419,907	$61.83	7,174,600

(1) Excludes 2,603,436 unvested restricted stock units.

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

For each of the three years in the period ended May 31, 2016.

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

2.2	***
Securities Purchase Agreement, dated as of July 15, 2015, by and among Cintas, Shred-it International Inc., Stericycle, Inc. and the other parties thereto (Incorporated by reference to Exhibit 2.1 to Cintas' Current Report on Form 8-K dated October 1, 2015.)

3.1		Restated Articles of Incorporation, as amended (Incorporated by reference to Exhibit 4.1 to Cintas' Registration Statement No. 333-160926 on Form S-3 filed on December 3, 2007.)

3.2		Amended and Restated By-laws (Incorporated by reference to Exhibit 3 to Cintas' Current Report on Form 8-K dated October 14, 2008.)

4.1
Indenture dated as of May 28, 2002, among Cintas Corporation No. 2, as issuer, Cintas Corporation, as parent guarantor, the subsidiary guarantors thereto and Wachovia Bank, National Association, as trustee (Incorporated by reference to Cintas' Annual Report on Form 10-K for the year ended May 31, 2002.)

4.2		Form of 6.15% Senior Note due 2036 (Incorporated by reference to Cintas' Current Report on Form 8-K dated August 17, 2006.)

4.3		Form of 6.125% Senior Note due 2017 (Incorporated by reference to Cintas' Current Report on Form 8-K dated December 6, 2007.)

4.4		Form of 2.85% Senior Note due 2016 (Incorporated by reference to Cintas' Current Report on Form 8-K dated May 23, 2011.)

4.5		Form of 4.30% Senior Note due 2021 (Incorporated by reference to Cintas' Current report on Form 8-K dated May 23, 2011.)

4.6		Form of 3.25% Senior Note due 2022 (Incorporated by reference to Cintas' Current Report on Form 8-K dated June 8, 2012.)

10.1
Credit Agreement dated as of May 28, 2004 by and among Cintas Corporation No. 2, as Borrower, the lenders named in such Credit Agreement and KeyBank National Association, as agent for the lenders (Incorporated by reference to Cintas' Quarterly Report on Form 10-Q for the quarter ended February 28, 2011.)

10.2		First Amendment Agreement to the Credit Agreement dated as of May 28, 2004, dated as of February 24, 2006 (Incorporated by reference to Cintas' Current Report on Form 8-K dated October 1, 2010.)

10.3		Second Amendment Agreement to the Credit Agreement dated as of May 28, 2004, dated as of March 16, 2007 (Incorporated by reference to Cintas' Current Report on Form 8-K dated October 1, 2010.)

10.4		Third Amendment Agreement to the Credit Agreement dated as of May 28, 2004, dated as of May 31, 2007 (Incorporated by reference to Cintas' Current Report on Form 8-K dated October 1, 2010.)

10.5
Fourth Amendment Agreement to the Credit Agreement dated as of May 28, 2004, dated as of September 27, 2010 (Incorporated by reference to Cintas' Quarterly Report on Form 10-Q for the quarter ended February 28, 2011.)

10.6		Fifth Amendment Agreement to the Credit Agreement dated as of May 28, 2004, dated as of October 7, 2011 (Incorporated by reference to Cintas' Current Report on Form 8-K dated October 7, 2011.)

10.7
Sixth Amendment Agreement to the Credit Agreement dated as of May 28, 2004, dated as of May 29, 2014 (Incorporated by reference to Exhibit 2.1 to Cintas' Current Report on Current Report on Form 8-K dated May 30, 2014.)

10.8		Seventh Amendment Agreement to the Credit Agreement dated as of May 28, 2004, dated as of June 23, 2016 (Incorporated by reference to Cintas’ Current Report on Form 8-K dated June 28, 2016.)

10.9	*	Incentive Stock Option Plan (Incorporated by reference to Cintas' Registration Statement No. 33-23228 on Form S-8 filed under the Securities Act of 1933.)

10.10	*	Partners' Plan, as Amended (Incorporated by reference to Cintas' Registration Statement No. 33-56623 on Form S-8 filed under the Securities Act of 1933.)

10.11	*	1999 Cintas Corporation Stock Option Plan (Incorporated by reference to Cintas' Registration Statement No. 333-44654 on form S-8 filed under the Securities Act of 1933.)

10.12	*	Directors' Deferred Compensation Plan (Incorporated by reference to Cintas' Quarterly Report on Form 10-Q for the quarter ended November 30, 2000.)

10.13	*	Amended and Restated 2003 Directors' Stock Option Plan (Incorporated by reference to Cintas' Annual Report Form 10-K for the year ended May 31, 2004.)

10.14	*
Form of agreement signed by Officers, General/Branch Managers, Professionals and Key Managers, including Executive Officers (Incorporated by reference to Cintas' Quarterly Report on Form 10-Q for the quarter ended February 28, 2005.)

10.15	*	President and CEO Executive Compensation Plan (Incorporated by reference to Cintas' Annual Report on Form 10-K for the year ended May 31, 2005.)

10.16	*	2006 Executive Incentive Plan (Incorporated by reference to Cintas' Annual Report on Form 10-K for the year ended May 31, 2005.)

10.17	*	2005 Equity Compensation Plan (Incorporated by reference to Cintas' Definitive Proxy Statement on Schedule 14A filed on September 1, 2005.)

10.18	*	Criteria for Performance Evaluation of the President and CEO (Incorporated by reference to Cintas' Annual Report on Form 10-K for the year ended May 31, 2006.)

10.19	*	2007 Executive Incentive Plan (Incorporated by reference to Cintas' Annual Report on Form 10-K for the year ended May 31, 2006.)

10.20	*	Amendment No. 1 to 2005 Equity Compensation Plan (Incorporated by reference to Cintas' Annual Report on Form 10-K for the year ended May 31, 2011.)

10.21	*	Form of Restricted Stock Agreement (Incorporated by reference to Cintas' Annual Report on Form 10-K for the year ended May 31, 2011.)

10.22	*	Amendment No. 2 to Cintas Corporation 2005 Equity Compensation Plan (Incorporated by reference to Cintas' Current Report on Form 8-K dated July 27, 2012.)

10.23	*	Form of Restricted Stock Agreement (Incorporated by reference to Cintas' Current Report on Form 8-K dated July 27, 2012.)

10.24	*	Amendment No. 3 to Cintas Corporation 2005 Equity Compensation Plan (Incorporated by reference to Exhibit 10.4 to Cintas' Current Report on Form 8-K dated October 23, 2013.)

10.25	*	Amendment No. 4 to Cintas Corporation 2005 Equity Compensation Plan (Incorporated by reference to Exhibit 10.5 to Cintas' Current Report on Form 8-K dated October 22, 2014.)

10.26	*	Cintas Corporation Management Incentive Plan (Incorporated by reference to Exhibit 10.5 to Cintas' Current Report on Form 8-K dated October 23, 2013.)

14		Code of Ethics (Incorporated by reference to Cintas' Annual Report on Form 10-K for the year ended May 31, 2004.)

21	**	Subsidiaries of the Registrant

23	**	Consent of Independent Registered Public Accounting Firm

31.1	**	Certification of Principal Executive Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	**	Certification of Principal Financial Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	**	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. § 1350

32.2	**	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. § 1350

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Taxonomy Extension Schema Document

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management compensatory contracts

**	Filed herewith

***	Certain exhibits and schedules have been omitted and Cintas agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted exhibits upon request.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINTAS CORPORATION

By:	/s/	Scott D. Farmer
Scott D. Farmer Chief Executive Officer

DATE SIGNED: July 29, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Capacity	Date

/s/	Robert J. Kohlhepp Robert J. Kohlhepp	Chairman of the Board of Directors	July 29, 2016

/s/	Scott D. Farmer Scott D. Farmer	Chief Executive Officer and Director (Principal Executive Officer)	July 29, 2016

/s/	Ronald W. Tysoe Ronald W. Tysoe	Director	July 29, 2016

/s/	John F. Barrett John F. Barrett	Director	July 29, 2016

/s/	James J. Johnson James J. Johnson	Director	July 29, 2016

/s/	J. Michael Hansen J. Michael Hansen	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	July 29, 2016

Cintas Corporation
Schedule II — Valuation and Qualifying Accounts and Reserves

(In thousands)	Balance at Beginning of Year	(1) Additions	(2) Deductions	Balance at End of Year

Allowance for Doubtful Accounts
May 31, 2014	$15,855	$5,607	$6,556	$14,906
May 31, 2015	$14,906	$5,718	$4,950	$15,674
May 31, 2016	$15,674	$8,646	$4,716	$19,604

Reserve for Obsolete Inventory
May 31, 2014	$29,487	$3,147	$1,961	$30,673
May 31, 2015	$30,673	$3,278	$3,244	$30,707
May 31, 2016	$30,707	$5,219	$3,010	$32,916

(1)
Represents amounts charged to expense to increase reserve for estimated future bad debts or to increase reserve for obsolete inventory. Amounts related to inventory are computed by performing a thorough analysis of future marketability by specific inventory item as well as an estimate based on Cintas' historical rates of obsolesence.

(2)
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

2.2	***
Securities Purchase Agreement, dated as of July 15, 2015, by and among Cintas, Shred-it International Inc., Stericycle, Inc. and the other parties thereto (Incorporated by reference to Exhibit 2.1 to Cintas' Current Report on Form 8-K dated October 1, 2015.)

3.1		Restated Articles of Incorporation, as amended (Incorporated by reference to Exhibit 4.1 to Cintas' Registration Statement No. 333-160926 on Form S-3 filed on December 3, 2007.)

3.2		Amended and Restated By-laws (Incorporated by reference to Exhibit 3 to Cintas' Current Report on Form 8-K dated October 14, 2008.)

4.1
Indenture dated as of May 28, 2002, among Cintas Corporation No. 2, as issuer, Cintas Corporation, as parent guarantor, the subsidiary guarantors thereto and Wachovia Bank, National Association, as trustee (Incorporated by reference to Cintas' Annual Report on Form 10-K for the year ended May 31, 2002.)

4.2		Form of 6.15% Senior Note due 2036 (Incorporated by reference to Cintas' Current Report on Form 8-K dated August 17, 2006.)

4.3		Form of 6.125% Senior Note due 2017 (Incorporated by reference to Cintas' Current Report on Form 8-K dated December 6, 2007.)

4.4		Form of 2.85% Senior Note due 2016 (Incorporated by reference to Cintas' Current Report on Form 8-K dated May 23, 2011.)

4.5		Form of 4.30% Senior Note due 2021 (Incorporated by reference to Cintas' Current report on Form 8-K dated May 23, 2011.)

4.6		Form of 3.25% Senior Note due 2022 (Incorporated by reference to Cintas' Current Report on Form 8-K dated June 8, 2012.)

10.1
Credit Agreement dated as of May 28, 2004 by and among Cintas Corporation No. 2, as Borrower, the lenders named in such Credit Agreement and KeyBank National Association, as agent for the lenders (Incorporated by reference to Cintas' Quarterly Report on Form 10-Q for the quarter ended February 28, 2011.)

10.2		First Amendment Agreement to the Credit Agreement dated as of May 28, 2004, dated as of February 24, 2006 (Incorporated by reference to Cintas' Current Report on Form 8-K dated October 1, 2010.)

10.3		Second Amendment Agreement to the Credit Agreement dated as of May 28, 2004, dated as of March 16, 2007 (Incorporated by reference to Cintas' Current Report on Form 8-K dated October 1, 2010.)

10.4		Third Amendment Agreement to the Credit Agreement dated as of May 28, 2004, dated as of May 31, 2007 (Incorporated by reference to Cintas' Current Report on Form 8-K dated October 1, 2010.)

10.5
Fourth Amendment Agreement to the Credit Agreement dated as of May 28, 2004, dated as of September 27, 2010 (Incorporated by reference to Cintas' Quarterly Report on Form 10-Q for the quarter ended February 28, 2011.)

10.6		Fifth Amendment Agreement to the Credit Agreement dated as of May 28, 2004, dated as of October 7, 2011 (Incorporated by reference to Cintas' Current Report on Form 8-K dated October 7, 2011.)

10.7
Sixth Amendment Agreement to the Credit Agreement dated as of May 28, 2004, dated as of May 29, 2014 (Incorporated by reference to Exhibit 2.1 to Cintas' Current Report on Form 8-K dated May 30, 2014.)

10.8		Seventh Amendment Agreement to the Credit Agreement dated as of May 28, 2004, dated as of June 23, 2016 (Incorporated by reference to Cintas’ Current Report on Form 8-K dated June 28, 2016.)

10.9	*	Incentive Stock Option Plan (Incorporated by reference to Cintas' Registration Statement No. 33-23228 on Form S-8 filed under the Securities Act of 1933.)

10.10	*	Partners' Plan, as Amended (Incorporated by reference to Cintas' Registration Statement No. 33-56623 on Form S-8 filed under the Securities Act of 1933.)

10.11	*	1999 Cintas Corporation Stock Option Plan (Incorporated by reference to Cintas' Registration Statement No. 333-44654 on form S-8 filed under the Securities Act of 1933.)

10.12	*	Directors' Deferred Compensation Plan (Incorporated by reference to Cintas' Quarterly Report on Form 10-Q for the quarter ended November 30, 2000.)

10.13	*	Amended and Restated 2003 Directors' Stock Option Plan (Incorporated by reference to Cintas' Annual Report on Form 10-K for the year ended May 31, 2004.)

10.14	*
Form of agreement signed by Officers, General/Branch Managers, Professionals and Key Managers, including Executive Officers (Incorporated by reference to Cintas' Quarterly Report on Form 10-Q for the quarter ended February 28, 2005.)

10.15	*	President and CEO Executive Compensation Plan (Incorporated by reference to Cintas' Annual Report on Form 10-K for the year ended May 31, 2005.)

10.16	*	2006 Executive Incentive Plan (Incorporated by reference to Cintas' Annual Report on Form 10-K for the year ended May 31, 2005.)

10.17	*	2005 Equity Compensation Plan (Incorporated by reference to Cintas' Definitive Proxy Statement on Schedule 14A filed on September 1, 2005.)

10.18	*	Criteria for Performance Evaluation of the President and CEO (Incorporated by reference to Cintas' Annual Report on Form 10-K for the year ended May 31, 2006.)

10.19	*	2007 Executive Incentive Plan (Incorporated by reference to Cintas' Annual Report on Form 10-K for the year ended May 31, 2006.)

10.20	*	Amendment No. 1 to 2005 Equity Compensation Plan (Incorporated by reference to Cintas' Annual Report on Form 10-K for the year ended May 31, 2011.)

10.21	*	Form of Restricted Stock Agreement (Incorporated by reference to Cintas' Annual Report on Form 10-K for the year ended May 31, 2011.)

10.22	*	Amendment No. 2 to Cintas Corporation 2005 Equity Compensation Plan (Incorporated by reference to Cintas' Current Report on Form 8-K dated July 27, 2012.)

10.23	*	Form of Restricted Stock Agreement (Incorporated by reference to Cintas' Current Report on Form 8-K dated July 27, 2012.)

10.24	*	Amendment No. 3 to Cintas Corporation 2005 Equity Compensation Plan (Incorporated by reference to Exhibit 10.4 to Cintas' Current Report on Form 8-K dated October 23, 2013.)

10.25	*	Amendment No. 4 to Cintas Corporation 2005 Equity Compensation Plan (Incorporated by reference to Exhibit 10.5 to Cintas' Current Report on Form 8-K dated October 22, 2014.)

10.26	*	Cintas Corporation Management Incentive Plan (Incorporated by reference to Exhibit 10.5 to Cintas' Current Report on Form 8-K dated October 23, 2013.)

14		Code of Ethics (Incorporated by reference to Cintas' Annual Report on Form 10-K for the year ended May 31, 2004.)

21	**	Subsidiaries of the Registrant

23	**	Consent of Independent Registered Public Accounting Firm

31.1	**	Certification of Principal Executive Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	**	Certification of Principal Financial Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	**	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. § 1350

32.2	**	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. § 1350

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Taxonomy Extension Schema Document

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management compensatory contracts

**	Filed herewith

***	Certain exhibits and schedules have been omitted and Cintas agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted exhibits upon request.