Form 10-Q
period 2016-08-31
CINTAS CORP
filed 2016-10-11
CIK 723254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2016

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
Non-Accelerated Filer          (Do not check if a smaller reporting company)

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      No     ✓

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding September 30, 2016
Common Stock, no par value	104,935,651

CINTAS CORPORATION

CINTAS CORPORATION
ITEM 1. FINANCIAL STATEMENTS.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
(In thousands except per share data)

	Three Months Ended
	August 31, 2016	August 31, 2015
Revenue:
Uniform rental and facility services	$999,596	$938,408
Other	294,534	260,482
	1,294,130	1,198,890
Costs and expenses:
Cost of uniform rental and facility services	540,932	518,503
Cost of other	169,424	156,243
Selling and administrative expenses	374,026	338,637
G&K Services, Inc. acquisition expenses	2,787	—

Operating income	206,961	185,507

Interest income	(65)	(119)
Interest expense	14,172	16,412

Income before income taxes	192,854	169,214
Income taxes	54,763	63,016
Income from continuing operations	138,091	106,198
Loss from discontinued operations, net of tax benefit of $3,419	—	(6,017)
Net income	$138,091	$100,181

Basic earnings (loss) per share:
Continuing operations	$1.29	$0.94
Discontinued operations	—	(0.05)
Basic earnings per share	$1.29	$0.89

Diluted earnings (loss) per share:
Continuing operations	$1.26	$0.93
Discontinued operations	—	(0.05)
Diluted earnings per share	$1.26	$0.88

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended
	August 31, 2016	August 31, 2015

Net income	$138,091	$100,181

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	115	(12,013)
Change in fair value of derivatives	(12,037)	—
Amortization of interest rate lock agreements	385	488
Change in fair value of available-for-sale securities	(1)	(8)

Other comprehensive loss	(11,538)	(11,533)

Comprehensive income	$126,553	$88,648

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands except share data)

	August 31, 2016	May 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$99,209	$139,357
Marketable securities	64,558	70,405
Accounts receivable, net	586,372	563,178
Inventories, net	262,156	249,362
Uniforms and other rental items in service	542,124	539,956
Income taxes, current	—	1,712
Prepaid expenses and other current assets	40,329	26,065
Total current assets	1,594,748	1,590,035

Property and equipment, at cost, net	1,033,160	994,237

Investments	140,876	124,952
Goodwill	1,298,375	1,291,593
Service contracts, net	84,792	83,715
Other assets, net	15,194	14,283
	$4,167,145	$4,098,815

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$129,650	$114,514
Accrued compensation and related liabilities	64,692	101,976
Accrued liabilities	313,888	349,065
Income taxes, current	38,829	—
Debt due within one year	163,800	250,000
Total current liabilities	710,859	815,555

Long-term liabilities:
Debt due after one year	1,044,628	1,044,422
Deferred income taxes	255,380	259,475
Accrued liabilities	168,876	136,704
Total long-term liabilities	1,468,884	1,440,601

Shareholders’ equity:
Preferred stock, no par value:	—	—
100,000 shares authorized, none outstanding
Common stock, no par value:	463,375	409,682
425,000,000 shares authorized
FY 2017: 180,482,036 issued and 104,905,807 outstanding
FY 2016: 179,598,516 issued and 104,213,479 outstanding
Paid-in capital	161,938	205,260
Retained earnings	4,970,647	4,805,867
Treasury stock:	(3,572,146)	(3,553,276)
FY 2017: 75,576,229 shares
FY 2016: 75,385,037 shares
Accumulated other comprehensive loss	(36,412)	(24,874)
Total shareholders’ equity	1,987,402	1,842,659
	$4,167,145	$4,098,815
See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	August 31, 2016	August 31, 2015
Cash flows from operating activities:
Net income	$138,091	$100,181
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	39,679	36,165
Amortization of intangible assets	3,489	3,603
Stock-based compensation	20,779	23,917
Gain on Storage transaction	—	(4,843)
Loss on Shred-it	—	14,516
Deferred income taxes	1,970	5,632
Change in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(22,946)	(19,255)
Inventories, net	(13,017)	(8,109)
Uniforms and other rental items in service	(1,872)	(4,939)
Prepaid expenses and other current assets	(5,655)	(6,024)
Accounts payable	17,480	15,531
Accrued compensation and related liabilities	(37,276)	(35,579)
Accrued liabilities and other	(23,676)	(26,253)
Income taxes, current	40,542	48,540
Net cash provided by operating activities	157,588	143,083

Cash flows from investing activities:
Capital expenditures	(78,580)	(62,631)
Proceeds from redemption of marketable securities	109,612	152,907
Purchase of marketable securities and investments	(119,729)	(196,020)
Proceeds from Storage transaction	—	24,395
Acquisitions of businesses, net of cash acquired	(10,991)	(121,434)
Other, net	(918)	921
Net cash used in investing activities	(100,606)	(201,862)

Cash flows from financing activities:
Proceeds from issuance of commercial paper, net	163,800	—
Repayment of debt	(250,000)	(16)
Prepaid short-term debt financing fees	(8,625)	—
Proceeds from exercise of stock-based compensation awards	16,282	11,844
Repurchase of common stock	(18,870)	(221,598)
Other, net	385	51
Net cash used in financing activities	(97,028)	(209,719)

Effect of exchange rate changes on cash and cash equivalents	(102)	(1,715)

Net decrease in cash and cash equivalents	(40,148)	(270,213)

Cash and cash equivalents at beginning of period	139,357	417,073

Cash and cash equivalents at end of period	$99,209	$146,860
 See accompanying notes.

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1.             Basis of Presentation

The consolidated condensed financial statements of Cintas Corporation (Cintas, the Company, we, us or our) included herein have been prepared by Cintas, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations.  While we believe that the disclosures are adequately presented, it is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2016. A summary of our significant accounting policies is presented beginning on page 36 of that report. There have been no material changes in the accounting policies followed by Cintas during the current fiscal year other than the adoption of new accounting pronouncements discussed in Note 2.

Interim results are subject to variations and are not necessarily indicative of the results of operations for a full fiscal year. In the opinion of management, adjustments (which include only normal recurring adjustments) necessary for a fair statement of the consolidated results of the interim periods shown have been made.

Cintas' investment in the Shred-it Partnership (Shred-it) and the shredding business (Shredding) are classified as discontinued operations for all periods presented as a result of the sale of Shred-it during fiscal 2016. During fiscal 2015, Cintas sold its document imaging and retention services (Storage) business and, as a result, its operations are also classified as discontinued operations for all periods presented. See Note 12 entitled Discontinued Operations for more information.

As disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2016, inventories are valued at the lower of cost (first-in, first-out) or market. Inventory is comprised of the following amounts at:

(In thousands)	August 31, 2016	May 31, 2016

Raw materials	$13,059	$17,794
Work in process	17,537	14,731
Finished goods	231,560	216,837
	$262,156	$249,362

2.             New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which amended accounting guidance related to the reporting of discontinued operations and disclosures of disposals of components of an entity. The amended guidance changes the thresholds for disposals to qualify as discontinued operations and requires additional disclosures. This guidance is effective for reporting periods beginning after December 15, 2014 and is required to be applied prospectively. Cintas adopted ASU 2014-08 during the quarter ended August 31, 2015 and applied the amended accounting guidance to Shred-it and will apply it to future transactions, as appropriate.

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

In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the consolidated condensed balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective for annual and interim periods beginning after December 15, 2015. The guidance is applied retrospectively and early adoption is permitted. Cintas adopted ASU 2015-03 during the quarter ended August 31, 2016 and has applied this amended accounting guidance to its long-term debt and other assets for all periods presented. The impact of this change in accounting principle on balances previously reported as of May 31, 2016 was a reclassification of $5.6 million from other assets to long-term liabilities.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments.” This amendment eliminates the requirement to retrospectively account for adjustments made to provisional amounts recognized in a business combination. This amendment became effective for Cintas beginning June 1, 2016, and was adopted prospectively in accordance with the standard. The adoption of this amendment did not have an effect on our consolidated condensed financial statements for the quarter ended August 31, 2016.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. Topic 842 supersedes the previous leases standard, Accounting Standard Codification 840, "Leases." This guidance is effective for reporting periods beginning after December 15, 2018, however early adoption is permitted. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Cintas is currently evaluating the impact that ASU 2016-02 will have on its consolidated condensed financial statements.

In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 is intended to simplify accounting for share-based payments. Upon adoption, ASU 2016-09 requires that excess tax benefits for share-based payments be recorded as a reduction of income tax expense and reflected within operating cash flows rather than being recorded within equity and reflected within financing cash flows. The standard also permits the repurchase of more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on our cash flows statement, and provides an accounting policy election to account for forfeitures as they occur. ASU 2016-09 is effective for interim and annual periods beginning after December 15, 2016, however early adoption is permitted. Cintas adopted ASU 2016-09 during the quarter ended August 31, 2016 and elected to make an accounting policy change to recognize forfeitures as they occur. The adoption impact on the consolidated condensed balance sheet was a cumulative-effect adjustment of $26.7 million, increasing opening retained earnings and decreasing paid-in capital. The impact of the adoption on the consolidated condensed income statement was a decrease of $17.2 million in income taxes. As a result of the adoption of ASU 2016-09, our excess tax benefit is no longer included in our calculation of diluted shares under the treasury stock method, resulting in an increase of 0.8 million shares in the effect of dilutive securities for the three months ended August 31, 2016. The election to recognize forfeitures as they occur resulted in an increase of $1.7 million in stock based compensation for the three months ended August 31, 2016.

No other new accounting pronouncement recently issued or newly effective had or is expected to have a material impact on Cintas' consolidated condensed financial statements.

3.             Fair Value Measurements

All financial instruments that are measured at fair value on a recurring basis (at least annually) have been classified within the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the consolidated condensed balance sheet date. These financial instruments measured at fair value on a recurring basis are summarized below:

	As of August 31, 2016
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$99,209	$—	$—	$99,209
Marketable securities:
Canadian treasury securities	—	64,558	—	64,558
Total assets at fair value	$99,209	$64,558	$—	$163,767

Long-term accrued liabilities:
Interest rate lock agreement	$—	$38,827	$—	$38,827
Total liabilities at fair value	$—	$38,827	$—	$38,827

	As of May 31, 2016
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$139,357	$—	$—	$139,357
Marketable securities:
Canadian treasury securities	—	70,405	—	70,405
Total assets at fair value	$139,357	$70,405	$—	$209,762

Long-term accrued liabilities:
Interest rate lock agreement	$—	$19,628	$—	$19,628
Total liabilities at fair value	$—	$19,628	$—	$19,628

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

The funds invested in Canadian treasury securities are not presently expected to be repatriated, but instead are expected to be invested indefinitely in foreign subsidiaries. Interest, realized gains and losses and declines in value determined to be other than temporary on available-for-sale securities are included in interest income or expense. The cost of the securities sold is based on the specific identification method. The amortized cost basis of marketable securities as of August 31, 2016 and May 31, 2016 was $64.6 million and $70.4 million, respectively. All outstanding marketable securities as of August 31, 2016 and May 31, 2016 had contractual maturities due within one year.

At both August 31, 2016 and May 31, 2016, long-term accrued liabilities include interest rate lock agreements. The fair value of Cintas' interest rate lock agreements are based on similar exchange traded derivatives (market approach)

and are, therefore, included within Level 2 of the fair value hierarchy. All other amounts included in long-term liabilities are not recorded at fair value.

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
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis as required under GAAP. The Company's acquisition of ZEE Medical Inc. (ZEE) on August 1, 2015 was recorded at fair value. See Note 9 entitled Acquisitions for additional information on the measurement of the ZEE assets acquired and liabilities assumed.

4.             Investments

Investments at August 31, 2016 of $140.9 million include the cash surrender value of insurance policies of $121.2 million, equity method investments of $14.7 million, and cost method investments of $5.0 million. Investments at May 31, 2016 of $125.0 million include the cash surrender value of insurance policies of $108.1 million, equity method investments of $14.5 million and cost method investments of $2.4 million.

Investments are evaluated for impairment on an annual basis or when indicators of impairment exist. For the three months ended August 31, 2016 and 2015, no impairment losses were recorded.

5.             Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations using the two-class method for amounts attributable to Cintas’ common shares:

	Three Months Ended
(In thousands except per share data)	August 31, 2016	August 31, 2015

Basic Earnings per Share from Continuing Operations
Income from continuing operations	$138,091	$106,198
Less: income from continuing operations allocated to participating securities	2,727	1,742
Income from continuing operations available to common shareholders	$135,364	$104,456
Basic weighted average common shares outstanding	104,483	110,597

Basic earnings per share from continuing operations	$1.29	$0.94

	Three Months Ended
(In thousands except per share data)	August 31, 2016	August 31, 2015

Diluted Earnings per Share from Continuing Operations
Income from continuing operations	$138,091	$106,198
Less: income from continuing operations allocated to participating securities	2,727	1,742
Income from continuing operations available to common shareholders	$135,364	$104,456
Basic weighted average common shares outstanding	104,483	110,597
Effect of dilutive securities – employee stock options	2,631	1,632
Diluted weighted average common shares outstanding	107,114	112,229

Diluted earnings per share from continuing operations	$1.26	$0.93

Basic and diluted losses per share from discontinued operations were $0.05 for the three months ended August 31, 2015. For the three months ended August 31, 2016 and 2015, options granted to purchase 0.7 million and 0.5 million shares of Cintas common stock, respectively, were excluded from the computation of diluted earnings per share. The exercise prices of these options were greater than the average market price of the common stock (anti-dilutive).
On August 4, 2015, we announced that the Board of Directors authorized a new $500.0 million share buyback program. In June 2016, we purchased less than 0.1 million shares at an average price of $94.09 per share for a total purchase price of $3.7 million. This completed the August 4, 2015 program through which Cintas purchased a total of 5.7 million shares of Cintas common stock at an average price of $87.89 per share for a total purchase price of $500.0 million. On August 2, 2016, Cintas announced that the Board of Directors authorized a new $500.0 million share buyback program, which does not have an expiration date.
For the three months ended August 31, 2016, Cintas acquired 0.2 million shares of Cintas common stock for employee payroll taxes due on restricted stock awards that vested during the three months ended August 31, 2016. These shares were acquired at an average price of $99.67 per share for a total purchase price of $15.1 million.

6.             Goodwill, Service Contracts and Other Assets

Changes in the carrying amount of goodwill and service contracts for the three months ended August 31, 2016, by reportable operating segment and All Other, are as follows:

Goodwill (in thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Total

Balance as of June 1, 2016	$953,216	$241,448	$96,929	$1,291,593
Goodwill acquired	5,739	1,050	34	6,823
Foreign currency translation	(15)	(27)	1	(41)
Balance as of August 31, 2016	$958,940	$242,471	$96,964	$1,298,375

Service Contracts (in thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Total

Balance as of June 1, 2016	$21,191	$32,252	$30,272	$83,715
Service contracts acquired	3,521	—	757	4,278
Service contracts amortization	(798)	(936)	(1,465)	(3,199)
Foreign currency translation	—	(2)	—	(2)
Balance as of August 31, 2016	$23,914	$31,314	$29,564	$84,792

Information regarding Cintas’ service contracts and other assets is as follows:

	As of August 31, 2016
(In thousands)	Carrying Amount	Accumulated Amortization	Net

Service contracts	$399,738	$314,946	$84,792

Noncompete and consulting agreements	$42,422	$41,045	$1,377
Other	16,477	2,660	13,817
Total other assets	$58,899	$43,705	$15,194

	As of May 31, 2016
(In thousands)	Carrying Amount	Accumulated Amortization	Net

Service contracts	$395,482	$311,767	$83,715

Noncompete and consulting agreements	$42,378	$40,928	$1,450
Other	15,275	2,442	12,833
Total other assets	$57,653	$43,370	$14,283

Amortization expense for continuing operations was $3.5 million and $3.6 million for the three months ended August 31, 2016 and August 31, 2015, respectively. Estimated amortization expense for continuing operations, excluding any future acquisitions, for each of the next five full fiscal years is $14.7 million, $12.6 million, $12.1 million, $11.6 million and $9.7 million, respectively.

7.             Debt, Derivatives and Hedging Activities

Cintas' senior notes are recorded at cost, net of debt issuance costs. The fair value of the senior notes is estimated using Level 2 inputs based on general market prices. The carrying value and fair value of Cintas' senior notes as of August 31, 2016 were $1,050.0 million and $1,185.1 million, respectively, and as of May 31, 2016 were $1,300.0 million and $1,416.6 million, respectively. On June 1, 2016, Cintas paid the $250.0 million five-year senior notes that matured on that date with cash on hand and proceeds from the issuance of commercial paper.

Cintas’ commercial paper program has a capacity of $450.0 million that is fully supported by a backup revolving credit facility through a credit agreement with its banking group. This revolving credit facility has an accordion feature that allows for a maximum borrowing capacity of $600.0 million. On June 23, 2016, the revolving credit facility was amended to extend the maturity date from May 28, 2019 to June 22, 2021, increase the capacity from $300.0 million to $450.0 million and add an accordion feature that allows for a maximum borrowing capacity of $600.0 million. As of August 31, 2016, there was $163.8 million of commercial paper outstanding with a weighted average interest rate of 0.74% and maturity dates less than 30 days. The carrying value approximates fair value. No commercial paper or borrowings on our revolving credit facility were outstanding as of May 31, 2016.

Cintas uses interest rate locks to manage our overall interest expense as interest rate locks effectively change the interest rate of specific debt issuances. The treasury locks are entered into to protect against unfavorable movements in the benchmark treasury rate related to forecasted debt issuances. Cintas used interest rate lock agreements to hedge against movements in the treasury rates at the time Cintas issued its senior notes in fiscal 2007, fiscal 2008, fiscal 2011 and fiscal 2013. The amortization of the cash flow hedges resulted in an increase to other comprehensive income of $0.4 million and $0.5 million for the three months ended August 31, 2016 and 2015, respectively. During the third quarter of fiscal 2016, Cintas entered into an interest rate lock agreement with a notional value of $550.0 million for a forecasted debt issuance. As of August 31, 2016 and May 31, 2016, the the fair value of this treasury lock was $38.8 million and $19.6 million, respectively and is recorded in long-term liabilities and as a decrease to other comprehensive income, net of tax. The interest rate lock had no impact on net income or cash flows from continuing operations for the three months ending August 31, 2016.

Cintas has certain covenants related to debt agreements. These covenants limit Cintas’ ability to incur certain liens, to engage in sale-leaseback transactions and to merge, consolidate or sell all or substantially all of Cintas’ assets. These covenants also require Cintas to maintain certain debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) and interest coverage ratios. Cross-default provisions exist between certain debt instruments. If a default of a significant covenant were to occur, the default could result in an acceleration of the maturity of the indebtedness, impair liquidity and limit the ability to raise future capital. Cintas was in compliance with all debt covenants for all periods presented.

On August 15, 2016, the Company entered into the Agreement and Plan of Merger (Merger Agreement) pursuant to which the Company will acquire all outstanding shares of G&K Services, Inc (G&K Services) for $97.50 per share in cash, for a total enterprise value of approximately $2.2 billion, including acquired net debt. It is expected that this acquisition will be financed with short and long-term debt. To that end, the credit agreement that supports the commercial paper program was amended on September 16, 2016. The amendment increased the capacity of the revolving credit facility from $450.0 million to $600.0 million and added a $250.0 million term loan facility. The $150.0 million increase in the revolving credit facility will take effect on the earlier date of either the consummation of the merger (Merger) contemplated by the Merger Agreement among the Corporation, G&K Services and Bravo Merger Sub, Inc. (Merger Sub) a wholly-owned subsidiary of Cintas, dated as of August 15, 2016, or the date on which the Merger Agreement is validly terminated. The term loan facility shall be only funded upon the consummation of the Merger. The credit agreement has an accordion feature that provides Cintas the ability to request increases to the borrowing commitments under either the Revolving Credit Facility or the Term Loan Facility of up to $250.0 million in the aggregate, subject to customary conditions. The amendment also extended the maturity date of the agreement to September 15, 2021.

8.             Income Taxes

In the normal course of business, Cintas provides for uncertain tax positions and the related interest and adjusts its unrecognized tax benefits and accrued interest accordingly. During the three months ended August 31, 2016, unrecognized tax benefits increased by approximately $0.1 million and accrued interest increased by approximately $0.2 million.

All U.S. federal income tax returns are closed to audit through fiscal 2011. Cintas is currently in advanced stages of its U.S. federal audit and various audits in certain foreign jurisdictions and certain domestic states. The years under foreign and domestic state audits cover fiscal years back to 2009. Based on the resolution of the various audits and other potential regulatory developments, it is reasonably possible that the balance of unrecognized tax benefits will decrease by $2.6 million for the fiscal year ending May 31, 2017.

The majority of Cintas' operations are in North America. Cintas is required to file federal income tax returns, as well as state income tax returns in a majority of the domestic states and also in certain Canadian provinces. At times, Cintas is subject to audits in these jurisdictions. The audits, by nature, are sometimes complex and can require several years to resolve. The final resolution of any such tax audit could result in either a reduction in Cintas' accruals or an increase in its income tax provision, either of which could have an impact on the consolidated condensed results of operations in any given period.

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
The table below summarizes the final purchase price allocation of ZEE as determined by management with the assistance of third-party valuation specialists. Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. None of the goodwill is deductible for income tax purposes. The assets acquired and liabilities assumed are valued at the estimated fair value at the acquisition date as required by GAAP.

Assets:
Cash and cash equivalents	$333
Accounts receivable	16,705
Inventory	5,987
Other current assets	1,443
Property, plant and equipment	849
Goodwill	87,442
Service contracts	34,000
Other intagibles	4,500
Liabilities:
Accounts payable	(7,195)
Accrued liabilities	(4,428)
Deferred income taxes	(5,636)
Total consideration	$134,000
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
The results of operations for the acquired businesses are included in the consolidated condensed statements of income from the dates of acquisition. The proforma revenue, net income and earnings per share information relating to acquired businesses are not presented because they are not significant to Cintas.
On August 15, 2016, the Company entered into the Merger Agreement pursuant to which the Company will acquire all outstanding shares of G&K Services for $97.50 per share in cash, for a total enterprise value of approximately $2.2 billion, including acquired net debt. The completion of the Merger is subject to customary conditions, including, without limitation: the adoption of the Merger by G&K Services’ shareholders; the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; the receipt of Canadian antitrust approvals; the absence of any order, law or other legal restraint or prohibition preventing or prohibiting completion of the Merger; subject to certain exceptions, the accuracy of representations and warranties of the Company, Merger Sub and G&K Services; and the performance or compliance by the Company, Merger Sub and G&K Services with their respective covenants and agreements. The Merger has not closed as of the date of the filing of this Form 10-Q.

10. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss), net of tax:

(In thousands)	Foreign Currency	Unrealized Loss on Derivatives	Other	Total

Balance at June 1, 2016	$(2,474)	$(20,830)	$(1,570)	$(24,874)
Other comprehensive income (loss) before reclassifications	115	(12,037)	(1)	(11,923)
Amounts reclassified from accumulated other comprehensive income (loss)	—	385	—	385
Net current period other comprehensive income (loss)	115	(11,652)	(1)	(11,538)
Balance at August 31, 2016	$(2,359)	$(32,482)	$(1,571)	$(36,412)

(In thousands)	Foreign Currency	Unrealized Loss on Derivatives	Other	Total

Balance at June 1, 2015	$2,987	$(10,626)	$(832)	$(8,471)
Other comprehensive (loss) income before reclassifications	(12,013)	—	(8)	(12,021)
Amounts reclassified from accumulated other comprehensive income (loss)	—	488	—	488
Net current period other comprehensive (loss) income	(12,013)	488	(8)	(11,533)
Balance at August 31, 2015	$(9,026)	$(10,138)	$(840)	$(20,004)

The following table summarizes the reclassifications out of accumulated other comprehensive loss:

Reclassifications out of Accumulated Other Comprehensive Loss

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line in the Consolidated Condensed Statements of Income

	Three Months Ended
(In thousands)	August 31, 2016	August 31, 2015

Amortization of interest rate locks	$(615)	$(783)	Interest expense
Tax benefit	230	295	Income taxes
Amortization of interest rate locks, net of tax	$(385)	$(488)	Net of tax

11.      Segment Information

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

Cintas evaluates the performance of each operating segment based on several factors of which the primary financial measures are operating segment revenue and income before income taxes. The accounting policies of the operating segments are the same as those described in Note 1 entitled Basis of Presentation. Information related to the operations of Cintas’ operating segments is set forth below:

(In thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Corporate (1)	Total

As of and for the three months ended August 31, 2016
Revenue	$999,596	$124,839	$169,695	$—	$1,294,130
Income (loss) before income taxes	$185,245	$11,511	$10,205	$(14,107)	$192,854
Total assets	$3,199,904	$436,920	$366,554	$163,767	$4,167,145

As of and for the three months ended August 31, 2015
Revenue	$938,408	$99,488	$160,994	$—	$1,198,890
Income (loss) before income taxes	$165,381	$8,592	$11,534	$(16,293)	$169,214
Total assets	$2,865,675	$397,573	$341,839	$511,378	$4,116,465

(1) Corporate assets include cash and marketable securities in all periods. Corporate assets as of August 31, 2015 include the investment in Shred-it which was classified as held for sale.

12.      Discontinued Operations

During fiscal 2016, Cintas sold its investment in Shred-it and, as a result, the operations of Shred-it are classified as discontinued operations for all periods presented. During fiscal 2015, Cintas sold Storage and, as a result, its operations are also classified as discontinued operations for all periods presented. Shredding and Storage were previously included in the former Document Management Services reportable operating segment. In accordance with the applicable accounting guidance for the disposal of long-lived assets, the results of Shredding and Storage have been excluded from both continuing operations and operating segment results for all periods presented.

In the first quarter of fiscal 2016, Cintas recorded a net loss on the investment in Shred-it of $9.3 million and sold the remaining Storage assets classified as held for sale. In connection with the sale of Storage assets, Cintas received proceeds of $24.4 million and realized a pre-tax gain of $4.8 million.

Following is selected financial information included in net loss from discontinued operations for Shred-it and Storage:

	Three Months Ended
(In thousands)	August 31, 2016	August 31, 2015

Revenue	$—	$—

Income before income taxes	—	237
Gain on Storage transaction	—	4,843
Loss on Shred-it	—	(14,516)
Income tax benefit on net loss	—	3,419
Net loss from discontinued operations	$—	$(6,017)

13.      Supplemental Guarantor Information

Cintas Corporation No. 2 (Corp. 2) is the indirectly, wholly-owned principal operating subsidiary of Cintas. Corp. 2 is the issuer of the $163.8 million aggregate principal amount of commercial paper and the $1,050.0 million aggregate principal amount of senior notes, which are unconditionally guaranteed, jointly and severally, by Cintas Corporation and certain wholly-owned, direct and indirect domestic subsidiaries.

As allowed by SEC rules, the following condensed consolidating financial statements are provided as an alternative to filing separate financial statements of the guarantors. Each of the subsidiaries presented in the following condensed consolidating financial statements has been fully consolidated in Cintas’ consolidated financial statements. The following condensed consolidating financial statements should be read in conjunction with the consolidated financial statements of Cintas and notes thereto of which this note is an integral part. During fiscal 2017, the Company merged a legal entity previously included in subsidiary guarantors into Corp. 2. This restructuring has been reflected as of the beginning of the earliest period presented herein.

Condensed consolidating financial statements for Cintas, Corp. 2, the subsidiary guarantors and non-guarantors are presented on the following pages:

Condensed Consolidating Income Statement
Three Months Ended August 31, 2016
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Uniform rental and facility services	$—	$837,274	$149,148	$57,663	$(44,489)	$999,596
Other	—	410,248	968	18,875	(135,557)	294,534
Equity in net income of affiliates	138,091	—	—	—	(138,091)	—
	138,091	1,247,522	150,116	76,538	(318,137)	1,294,130
Costs and expenses (income):
Cost of uniform rental and facility services	—	479,056	90,672	37,114	(65,910)	540,932
Cost of other	—	280,024	(14,931)	13,828	(109,497)	169,424
Selling and administrative expenses	—	411,934	(50,734)	20,265	(7,439)	374,026
G&K Services, Inc. acquisition expenses	—	—	2,787	—	—	2,787
Operating income	138,091	76,508	122,322	5,331	(135,291)	206,961

Interest income	—	—	(17)	(48)	—	(65)
Interest expense (income)	—	14,827	(702)	47	—	14,172

Income before income taxes	138,091	61,681	123,041	5,332	(135,291)	192,854
Income taxes	—	17,810	35,526	1,453	(26)	54,763

Net income from continuing operations	$138,091	$43,871	$87,515	$3,879	$(135,265)	$138,091

Condensed Consolidating Income Statement
Three Months Ended August 31, 2015
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Uniform rental and facility services	$—	$787,169	$136,425	$54,012	$(39,198)	$938,408
Other	—	372,611	1,293	14,811	(128,233)	260,482
Equity in net income of affiliates	106,198	—	—	—	(106,198)	—
	106,198	1,159,780	137,718	68,823	(273,629)	1,198,890
Costs and expenses (income):
Cost of uniform rental and facility services	—	455,207	86,198	35,820	(58,722)	518,503
Cost of other	—	258,990	(14,256)	11,106	(99,597)	156,243
Selling and administrative expenses	—	369,693	(41,472)	17,880	(7,464)	338,637
Operating income	106,198	75,890	107,248	4,017	(107,846)	185,507

Interest income	—	—	(48)	(71)	—	(119)
Interest expense (income)	—	16,375	38	(1)	—	16,412

Income before income taxes	106,198	59,515	107,258	4,089	(107,846)	169,214
Income taxes	—	22,382	39,403	1,256	(25)	63,016
Income from continuing operations	106,198	37,133	67,855	2,833	(107,821)	106,198

Loss from discontinued operations, net of tax	(6,017)	(5,323)	—	(694)	6,017	(6,017)

Net income	$100,181	$31,810	$67,855	$2,139	$(101,804)	$100,181

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended August 31, 2016
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$138,091	$43,871	$87,515	$3,879	$(135,265)	$138,091

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	115	—	—	115	(115)	115
Change in fair value of derivatives	(12,037)	(12,037)	—	—	12,037	(12,037)
Amortization of interest rate lock agreements	385	385	—	—	(385)	385
Change in fair value of available-for-sale securities	(1)	—	—	(1)	1	(1)

Other comprehensive (loss) income	(11,538)	(11,652)	—	114	11,538	(11,538)

Comprehensive income	$126,553	$32,219	$87,515	$3,993	$(123,727)	$126,553

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended August 31, 2015
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$100,181	$31,810	$67,855	$2,139	$(101,804)	$100,181

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	—	—	—	(12,013)	—	(12,013)
Amortization of interest rate lock agreements	—	488	—	—	—	488
Change in fair value of available-for-sale securities	—	—	—	(8)	—	(8)

Other comprehensive income (loss)	—	488	—	(12,021)	—	(11,533)

Comprehensive income (loss)	$100,181	$32,298	$67,855	$(9,882)	$(101,804)	$88,648

Condensed Consolidating Balance Sheet
As of August 31, 2016
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$37,205	$38,230	$23,774	$—	$99,209
Marketable securities	—	—	—	64,558	—	64,558
Accounts receivable, net	—	452,028	98,129	36,215	—	586,372
Inventories, net	—	234,154	17,343	11,968	(1,309)	262,156
Uniforms and other rental items in service	—	449,115	75,719	36,607	(19,317)	542,124
Prepaid expenses and other current assets	—	15,512	23,698	1,119	—	40,329
Total current assets	—	1,188,014	253,119	174,241	(20,626)	1,594,748

Property and equipment, at cost, net	—	632,073	324,484	76,603	—	1,033,160

Investments	321,083	1,774,464	917,468	955,196	(3,827,335)	140,876
Goodwill	—	—	1,257,747	40,740	(112)	1,298,375
Service contracts, net	—	79,143	9	5,640	—	84,792
Other assets, net	1,201,072	(460)	3,545,468	9,022	(4,739,908)	15,194
	$1,522,155	$3,673,234	$6,298,295	$1,261,442	$(8,587,981)	$4,167,145

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$(465,247)	$(1,843,480)	$2,385,059	$15,198	$38,120	$129,650
Accrued compensation and related liabilities	—	47,584	12,881	4,227	—	64,692
Accrued liabilities	—	64,603	235,678	13,607	—	313,888
Income taxes, current	—	4,797	34,446	(414)	—	38,829
Debt due within one year	—	163,800	—	—	—	163,800
Total current liabilities	(465,247)	(1,562,696)	2,668,064	32,618	38,120	710,859

Long-term liabilities:
Debt due after one year	—	1,044,238	—	390	—	1,044,628
Deferred income taxes	—	(427)	248,215	7,592	—	255,380
Accrued liabilities	—	38,827	129,065	984	—	168,876
Total long-term liabilities	—	1,082,638	377,280	8,966	—	1,468,884
Total shareholders’ equity	1,987,402	4,153,292	3,252,951	1,219,858	(8,626,101)	1,987,402
	$1,522,155	$3,673,234	$6,298,295	$1,261,442	$(8,587,981)	$4,167,145

Condensed Consolidating Balance Sheet
As of May 31, 2016
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$57,893	$55,392	$26,072	$—	$139,357
Marketable securities	—	—	—	70,405	—	70,405
Accounts receivable, net	—	430,335	97,516	35,327	—	563,178
Inventories, net	—	222,823	19,149	11,235	(3,845)	249,362
Uniforms and other rental items in service	—	450,065	73,001	36,612	(19,722)	539,956
Income taxes, current	—	(1,634)	2,698	648	—	1,712
Prepaid expenses and other current assets	—	6,824	18,279	962	—	26,065
Total current assets	—	1,166,306	266,035	181,261	(23,567)	1,590,035

Property and equipment, at cost, net	—	614,656	305,636	73,945	—	994,237

Investments	321,083	1,770,303	901,772	941,396	(3,809,602)	124,952
Goodwill	—	—	1,256,662	35,043	(112)	1,291,593
Service contracts, net	—	81,462	13	2,240	—	83,715
Other assets, net	1,081,203	(913)	3,526,051	9,110	(4,601,168)	14,283
	$1,402,286	$3,631,814	$6,256,169	$1,242,995	$(8,434,449)	$4,098,815

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$(465,247)	$(1,773,815)	$2,298,790	$16,781	$38,005	$114,514
Accrued compensation and related liabilities	—	73,545	23,051	5,380	—	101,976
Accrued liabilities	—	84,270	251,217	13,578	—	349,065
Debt due within one year	—	250,000	—	—	—	250,000
Total current liabilities	(465,247)	(1,366,000)	2,573,058	35,739	38,005	815,555

Long-term liabilities:
Debt due after one year	—	1,044,032	—	390	—	1,044,422
Deferred income taxes	—	(427)	252,149	7,753	—	259,475
Accrued liabilities	—	19,628	116,091	985	—	136,704
Total long-term liabilities	—	1,063,233	368,240	9,128	—	1,440,601
Total shareholders’ equity	1,867,533	3,934,581	3,314,871	1,198,128	(8,472,454)	1,842,659
	$1,402,286	$3,631,814	$6,256,169	$1,242,995	$(8,434,449)	$4,098,815

Condensed Consolidating Statement of Cash Flows
Three Months Ended August 31, 2016
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Cash flows from operating activities:
Net income	$138,091	$43,871	$87,515	$3,879	$(135,265)	$138,091
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	—	25,755	11,441	2,483	—	39,679
Amortization of intangible assets	—	3,194	88	207	—	3,489
Stock-based compensation	20,779	—	—	—	—	20,779
Deferred income taxes	—	(1,050)	3,227	(207)	—	1,970
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	—	(21,693)	(612)	(641)	—	(22,946)
Inventories, net	—	(11,331)	1,807	(957)	(2,536)	(13,017)
Uniforms and other rental items in service	—	950	(2,718)	301	(405)	(1,872)
Prepaid expenses and other current assets	—	(63)	(5,419)	(173)	—	(5,655)
Accounts payable	—	(58,018)	74,361	1,022	115	17,480
Accrued compensation and related liabilities	—	(25,961)	(10,170)	(1,145)	—	(37,276)
Accrued liabilities and other	—	(2,906)	(19,352)	(1,418)	—	(23,676)
Income taxes, current	—	3,163	37,145	234	—	40,542
Net cash provided by (used in) operating activities	158,870	(44,089)	177,313	3,585	(138,091)	157,588

Cash flows from investing activities:
Capital expenditures	—	(43,130)	(30,268)	(5,182)	—	(78,580)
Proceeds from redemption of marketable securities	—	—	—	109,612	—	109,612
Purchase of marketable securities and investments	—	(4,161)	(29,496)	(103,805)	17,733	(119,729)
Acquisitions of businesses, net of cash acquired	—	(905)	60	(10,146)	—	(10,991)
Other, net	(156,282)	166,037	(132,771)	1,740	120,358	(918)
Net cash (used in) provided by investing activities	(156,282)	117,841	(192,475)	(7,781)	138,091	(100,606)

Cash flows from financing activities:
Proceeds from issuance of commercial paper, net	—	163,800	—	—	—	163,800
Proceeds from issuance of debt	—	—	(2,000)	2,000	—	—
Repayment of debt	—	(250,000)	—	—	—	(250,000)
Prepaid short-term debt financing fees	—	(8,625)	—	—	—	(8,625)
Exercise of stock-based compensation awards	16,282	—	—	—	—	16,282
Repurchase of common stock	(18,870)	—	—	—	—	(18,870)
Other, net	—	385	—	—	—	385
Net cash (used in) provided by financing activities	(2,588)	(94,440)	(2,000)	2,000	—	(97,028)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(102)	—	(102)

Net decrease in cash and cash equivalents	—	(20,688)	(17,162)	(2,298)	—	(40,148)
Cash and cash equivalents at beginning of period	—	57,893	55,392	26,072	—	139,357
Cash and cash equivalents at end of period	$—	$37,205	$38,230	$23,774	$—	$99,209

Condensed Consolidating Statement of Cash Flows
Three Months Ended August 31, 2015
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Cash flows from operating activities:
Net income	$100,181	$31,810	$67,855	$2,139	$(101,804)	$100,181
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	—	22,677	11,090	2,398	—	36,165
Amortization of intangible assets	—	3,513	40	50	—	3,603
Stock-based compensation	23,917	—	—	—	—	23,917
Gain on Storage transaction	—	(4,843)	—	—	—	(4,843)
Loss on Shred-it	—	13,427	—	1,089	—	14,516
Deferred income taxes	—	23	5,782	(173)	—	5,632
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	—	(20,532)	(250)	1,527	—	(19,255)
Inventories, net	—	(8,855)	(1,131)	(334)	2,211	(8,109)
Uniforms and other rental items in service	—	(2,164)	(1,498)	(700)	(577)	(4,939)
Prepaid expenses and other current assets	—	(159)	(5,939)	74	—	(6,024)
Accounts payable	—	31,253	(17,508)	1,802	(16)	15,531
Accrued compensation and related liabilities	—	(26,303)	(7,846)	(1,430)	—	(35,579)
Accrued liabilities and other	—	(2,444)	(22,306)	(2,227)	724	(26,253)
Income taxes, current	—	8,799	39,843	(102)	—	48,540
Net cash provided by operating activities	124,098	46,202	68,132	4,113	(99,462)	143,083

Cash flows from investing activities:
Capital expenditures	—	(32,661)	(26,651)	(3,319)	—	(62,631)
Proceeds from redemption of marketable securities	—	—	—	152,907	—	152,907
Purchase of marketable securities and investments	—	2,215	(10,148)	(192,097)	4,010	(196,020)
Proceeds from Storage transaction	—	24,395	—	—	—	24,395
Acquisitions of businesses, net of cash acquired	—	(96,353)	—	(25,081)	—	(121,434)
Other, net	85,656	55,473	(235,508)	(876)	96,176	921
Net cash provided by (used in) investing activities	85,656	(46,931)	(272,307)	(68,466)	100,186	(201,862)

Cash flows from financing activities:
Proceeds from issuance of debt	—	—	(55)	55	—	—
Repayment of debt	—	(309)	853	164	(724)	(16)
Exercise of stock-based compensation awards	11,844	—	—	—	—	11,844
Repurchase of common stock	(221,598)	—	—	—	—	(221,598)
Other, net	—	488	—	(437)	—	51
Net cash (used in) provided by financing activities	(209,754)	179	798	(218)	(724)	(209,719)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1,715)	—	(1,715)

Net decrease in cash and cash equivalents	—	(550)	(203,377)	(66,286)	—	(270,213)
Cash and cash equivalents at beginning of period	—	74,632	248,716	93,725	—	417,073
Cash and cash equivalents at end of period	$—	$74,082	$45,339	$27,439	$—	$146,860

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

We pursue the strategy of broadening our customer base in several ways. Cintas has a national sales organization introducing all of its products and services to prospects in all business segments. Our broad range of products and services allows our sales organization to consider any type of business a prospect. We also broaden our customer base through geographic expansion, especially in our first aid and safety service reportable operating segment and fire protection businesses. Finally, we evaluate strategic acquisitions as opportunities arise.

RESULTS OF OPERATIONS

Cintas classifies its business into two reportable operating segments and places the remainder of its operating segments in an All Other category. Cintas’ two reportable operating segments are Uniform Rental and Facility Services and First Aid and Safety Services. The Uniform Rental and Facility Services operating segment consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops, and shop towels and other ancillary items. In addition to these rental items, restroom cleaning services and supplies and carpet and tile cleaning services are also provided within this operating segment. The First Aid and Safety Services operating segment consists of first aid and safety services. The remainder of Cintas’ business, which consists primarily of Fire Protection Services and its Direct Sale business, is included in All Other. These reporting units consist of fire protection products and services and the direct sale of uniforms and related items. Revenue and income before income taxes for the three months ended August 31, 2016 and 2015 for the two reportable operating segments and All Other is presented in Note 11 entitled Segment Information of “Notes to Consolidated Condensed Financial Statements.”

On August 1, 2015, the Company acquired all of the shares of ZEE Medical Inc. (ZEE), a first aid, safety, training and emergency products business that is included in the First Aid and Safety Services reportable operating segment. See Note 9 entitled Acquisitions for additional information.
On August 15, 2016, the Company entered into the Agreement and Plan of Merger (Merger Agreement) pursuant to which the Company will acquire all outstanding shares of G&K Services, Inc. (G&K Services) for $97.50 per share in cash, for a total enterprise value of approximately $2.2 billion, including acquired net debt. The completion of the merger (Merger) is subject to customary conditions, including, without limitation: the adoption of the Merger by G&K Services’ shareholders; the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; the receipt of Canadian antitrust approvals; the absence of any order, law or other legal restraint or prohibition preventing or prohibiting completion of the Merger; subject to certain exceptions, the accuracy of representations and warranties of the Company, Bravo Merger Sub, Inc. (Merger Sub) a wholly-own subsidiary of Cintas and G&K Services; and the performance or compliance by the Company, Merger Sub and G&K Services with their respective covenants and agreements.

Consolidated Results

Three Months Ended August 31, 2016 Compared to Three Months Ended August 31, 2015

Total revenue increased 7.9% for the three months ended August 31, 2016 over the same period in the prior fiscal year, from $1,198.9 million to $1,294.1 million. Revenue increased organically by 5.7% as a result of increased sales volume. Organic growth adjusts for the impact of acquisitions and foreign currency exchange rate fluctuations. Total revenue was positively impacted by 2.3% due to acquisitions and negatively impacted by 0.1% due to foreign currency exchange rate fluctuations in the three-months ended August 31, 2016 compared to the three-months ended August 31, 2015.

Uniform Rental and Facility Services reportable operating segment revenue increased 6.5% for the three months ended August 31, 2016 over the same period in the prior fiscal year, from $938.4 million to $999.6 million. Revenue increased organically by 5.9%. Revenue growth was negatively impacted 0.1% due to foreign currency exchange rate fluctuations and positively impacted 0.7% due to acquisitions in the three-months ended August 31, 2016 compared to the same period in the prior fiscal year. Growth was driven by many factors including new business sold by sales representatives and penetration of additional products and services into existing customers.

Other revenue, consisting of revenue from the First Aid and Safety Services reportable operating segment and All Other, increased 13.1% for the three months ended August 31, 2016 compared to the same period in the prior fiscal year, from $260.5 million to $294.5 million. Revenue increased organically by 5.2%. Revenue growth was negatively impacted by 0.1% due to foreign currency exchange rate fluctuations. The remaining 8.0% increase represents growth derived through acquisitions in our First Aid and Safety Services reportable operating segment and our Fire Protection business, which is included in All Other.

Cost of uniform rental and facility services consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other ancillary items. Cost of uniform rental and facility services increased $22.4 million, or 4.3%, for the three months ended August 31, 2016, compared to the three months ended August 31, 2015. This increase was due to higher Uniform Rental and Facility Services reportable operating segment sales volume.

Cost of other consists primarily of cost of goods sold (predominantly first aid and safety, uniforms, and fire protection products), delivery expenses and distribution expenses in the First Aid and Safety Services reportable operating segment and All Other. Cost of other increased $13.2 million, or 8.4%, for the three months ended August 31, 2016, compared to the three months ended August 31, 2015. The increase was primarily due to higher First Aid and Safety Services reportable operating segment and All Other sales volume.

Selling and administrative expenses increased $35.4 million, or 10.5%, for the three months ended August 31, 2016, compared to the same period in the prior fiscal year. The majority of the increase was due to higher Uniform Rental and Facility Services and First Aid and Safety Services reportable operating segment sales volume, increased employee-partner related expenses and increased costs as a result of the SAP implementation and ZEE acquisition.

Net interest expense (interest expense less interest income) was $14.1 million for the three months ended August 31, 2016, compared to $16.3 million for the three months ended August 31, 2015. The decrease was primarily due to payment of the $250 million five-year 2.85% coupon senior notes that matured on June 1, 2016 with cash on hand and the proceeds from the issuance of commercial paper. The average amount of commercial paper outstanding during the period was $197.8 million and the weighted average interest rate applicable to the outstanding commercial paper was approximately 0.66%, which are both lower than the five-year senior notes that matured.

Cintas’ effective tax rate on continuing operations was 28.4% for the three months ended August 31, 2016 and 37.2% for the three months ended August 31, 2015. The rate was benefited in the three months ended August 31, 2016, primarily as a result of the adoption of Accounting Standards Update (ASU) 2016-09, "Improvements to Employee Share-Based Payment Accounting." Impact from the adoption of ASU 2016-09 was a decrease of $17.2 million in income taxes.

Net income from continuing operations for the three months ended August 31, 2016 increased $31.9 million, or 30.0%, compared to the three months ended August 31, 2015. Diluted earnings per share from continuing operations was $1.26 for the three months ended August 31, 2016, which was an increase of 35.5% compared to the same period in the prior fiscal year. Diluted earnings per share from continuing operations increased due to the increase in earnings from continuing operations combined with the decrease in weighted average common shares outstanding. The decrease in common shares outstanding resulted from purchasing 6.4 million shares of common stock under the January 13, 2015 and August 4, 2015 share buyback programs since the beginning of the second quarter of fiscal 2016 through the first quarter of fiscal 2017.

Uniform Rental and Facility Services Reportable Operating Segment

Three Months Ended August 31, 2016 Compared to Three Months Ended August 31, 2015

Uniform Rental and Facility Services reportable operating segment revenue increased from $938.4 million to $999.6 million, or 6.5%, for the three months ended August 31, 2016, over the same period in the prior fiscal year, and the cost of uniform rental and facility services increased $22.4 million, or 4.3%. The reportable operating segment’s gross margin was $458.7 million, or 45.9% of revenue. The gross margin was 120 basis points higher than the prior fiscal year’s first quarter gross margin of 44.7%. Lower energy-related expenses increased gross margin by 30 basis points. The remaining increase was driven by new business sold by sales representatives, penetration of additional products and services into existing customers and continuous improvement in process efficiency.

Selling and administrative expenses increased $18.9 million to 27.4% of revenue, compared to 27.1% in the first quarter of the prior fiscal year. This increase in expense was due primarily to increased employee-partner related expenses and SAP implementation expenses.

Income before income taxes increased $19.9 million, or 12.0%, for the Uniform Rental and Facility Services reportable operating segment for the three months ended August 31, 2016 compared to the same period in the prior fiscal year. Income before income taxes was 18.5% of the reportable operating segment’s revenue, which was a 90 basis point increase compared to the first quarter of the prior fiscal year of 17.6%. This increase was due to the increase in gross margin, partially offset by the increase in selling and administrative expenses as previously discussed.

First Aid and Safety Services Reportable Operating Segment

Three Months Ended August 31, 2016 Compared to Three Months Ended August 31, 2015

First Aid and Safety Services reportable operating segment revenue increased from $99.5 million to $124.8 million, or 25.5%, for the three months ended August 31, 2016 over the same period in the prior fiscal year. Revenue increased organically by 5.4% as a result of increased sales volume. The remaining 20.1% difference in growth rates represents growth derived through acquisitions, primarily the ZEE acquisition on August 1, 2015.

Cost of first aid and safety services increased $10.3 million, or 18.0%, for the three months ended August 31, 2016, over the three months ended August 31, 2015, due to increased sales volume and higher costs associated with the ZEE acquisition. The gross margin as a percent of revenue was 45.8% for the quarter ended August 31, 2016, which is an increase of 350 basis points compared to the gross margin as a percent of revenue of 42.3% in the same period of the prior fiscal year. The increase was driven primarily by improved sourcing and from leveraging of existing warehouses as a result of the ZEE acquisition.

Selling and administrative expenses increased $12.1 million to 36.5% of revenue, compared to 33.7% in the first quarter of the prior fiscal year. The increase was due primarily to increased labor and other employee-partner related expenses as a result of the ZEE acquisition.

Income before income taxes for the First Aid and Safety Services reportable operating segment increased $2.9 million to $11.5 million for the three months ended August 31, 2016, compared to the same period in the prior fiscal year, due to the increase in revenue from both organic growth and the ZEE acquisition. Income before income taxes, at 9.2% of the reportable operating segment’s revenue, was a 60 basis point increase compared to the same quarter last fiscal year due to the reasons previously mentioned.

LIQUIDITY AND CAPITAL RESOURCES

The following is a summary of our cash flows and cash, cash equivalents and marketable securities as of and for the three months ended August 31, 2016 and 2015:

(In thousands)	2016	2015

Net cash provided by operating activities	$157,588	$143,083
Net cash used in investing activities	$(100,606)	$(201,862)
Net cash used in financing activities	$(97,028)	$(209,719)

Cash and cash equivalents at the end of the period	$99,209	$146,860
Marketable securities at the end of the period	$64,558	$53,354

Cash, cash equivalents and marketable securities as of August 31, 2016 and 2015 include $88.3 million and $80.8 million, respectively, that is located outside of the United States. We expect to use these amounts to fund our international operations and international expansion activities.

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

Net cash provided by operating activities was $157.6 million for the three months ended August 31, 2016, an increase of $14.5 million compared to the same period last fiscal year. The increase was primarily the result of higher net income offset by changes in working capital.

Net cash used in investing activities includes capital expenditures and cash paid for acquisitions of businesses. Capital expenditures were $78.6 million and $62.6 million for the three months ended August 31, 2016 and 2015, respectively. Current year capital expenditures primarily relate to expansion efforts in the Uniform Rental and Facility Services reportable operating segment, representing $66.5 million of the current year outflow. Cash paid for acquisitions of businesses net of cash acquired was $11.0 million and $121.4 million for the three months ended August 31, 2016 and 2015, respectively. The acquisitions during the three months ended August 31, 2016 occurred in our Uniform Rental and Facility Services reportable operating segment, First Aid and Safety Services reportable operating segment and our Fire Protection business, which is included in All Other. Cash paid for acquisition of businesses net of cash acquired during the three months ended August 31, 2015 included the acquisition of ZEE. For the three months ended August 31, 2015, net cash used in investing activities was partially offset by $24.4 million of cash received from the sale of Storage related assets classified as held for sale. Net cash provided by investing activities also include purchases of marketable securities and investments of $10.1 million and $43.1 million for the three months ended August 31, 2016 and 2015, respectively.

Net cash used in financing activities was $97.0 million and $209.7 million for the three months ended August 31, 2016 and 2015, respectively. On January 13, 2015, we announced that the Board of Directors authorized a $500.0 million share buyback program, which does not have an expiration date. During the first three months of fiscal 2016, under the January 13, 2015 program, we purchased 2.4 million shares of Cintas common stock at an average price of $85.65 per share for a total purchase price of $202.5 million. From the inception of the January 13, 2015 share buyback program through the completion of the program in September 2015, Cintas purchased a total of 5.9 million shares of Cintas common stock at an average price of $84.07 per share for a total purchase price of $500.0 million. On August 4, 2015, we announced that the Board of Directors authorized a $500.0 million share buyback program. During the three months ended August 31, 2016, under the August 4, 2015 share buyback plan, we purchased 0.1 million shares at an average price of $94.11 per share for a total purchase price of $3.7 million. This completed the August 4, 2015 program through which Cintas purchased a total of 5.7 million shares of Cintas common stock at an average price of $87.89 for a total purchase price of $500.0 million. On August 2, 2016, we announced that the Board of Directors authorized a new $500.0 million share buyback program, which does not have an expiration date. There were no share buybacks subsequent to August 31, 2016 through October 11, 2016. In addition, for the three months ended August 31, 2016, Cintas acquired 0.2 million shares of Cintas common stock for employee payroll taxes due on restricted stock awards that vested during the three months ended August 31, 2016. These shares were acquired at an average price of $99.67 per share for a total purchase price of $15.1 million.

During the three months ended August 31, 2016, Cintas paid $8.6 million in prepaid short term debt financing fees related to bridge loan financing in connection with the entry into the Merger Agreement, pursuant to which Cintas will acquire all outstanding shares of G&K Services for $97.50 per share in cash, for a total enterprise value of approximately $2.2 billion, including acquired net debt.

On June 1, 2016, Cintas paid the $250.0 million five-year senior notes that matured on that date with cash on hand and proceeds from the issuance of commercial paper. As of August 31, 2016, we had $1,044.6 million aggregate principal amount in fixed rate senior notes outstanding, net of $5.4 million of deferred financing fees, with maturities ranging from 2017 to 2036.

Cintas’ commercial paper program has a capacity of $450.0 million that is fully supported by a backup revolving credit facility through a credit agreement with its banking group. This revolving credit facility has an accordion feature that allows for a maximum borrowing capacity of $600.0 million. The revolving credit facility has a maturity date of June 22, 2021. We believe that this program, along with cash generated from operations, will be adequate to provide necessary funding for our future cash requirements. As of August 31, 2016, there was $163.8 million aggregate principal amount of commercial paper outstanding with a weighted average interest rate of 0.74% and maturity dates less than 30 days. No commercial paper or borrowings under our revolving credit facility were outstanding as of May 31, 2016.

On August 15, 2016, the Company entered into the Merger Agreement pursuant to which the Company will acquire all outstanding shares of G&K Services for $97.50 per share in cash, for a total enterprise value of approximately $2.2 billion, including acquired net debt. It is expected that this acquisition will be financed with short and long-term debt. To that end, the credit agreement that supports the commercial paper program was amended on September 16, 2016. The amendment increased the capacity of the revolving credit facility from $450.0 million to $600.0 million and added a $250.0 million term loan facility. The $150.0 million increase in the revolving credit facility will take effect on the earlier date of either the consummation of the Merger contemplated by the Merger Agreement among the Corporation, G&K Services and Merger Sub dated as of August 15, 2016, or the date on which the Merger Agreement is validly terminated. The term loan facility shall only be funded upon the consummation of the Merger. The credit agreement has an accordion feature that provides Cintas the ability to request increases to the borrowing commitments under either the Revolving Credit Facility or the Term Loan Facility of up to $250.0 million in the aggregate, subject to customary conditions. The amendment also extended the maturity date of the agreement to September 15, 2021.

Cintas has certain covenants related to debt agreements. These covenants limit our ability to incur certain liens, to engage in sale-leaseback transactions and to merge, consolidate or sell all or substantially all of Cintas' assets. These covenants also require Cintas to maintain certain debt to earnings before interest, taxes, depreciation and amortization (EBITDA) and interest coverage ratios. Cross-default provisions exist between certain debt instruments. If a default of a significant covenant were to occur, the default could result in an acceleration of the maturity of the indebtedness, impair liquidity and limit the ability to raise future capital. As of August 31, 2016, Cintas was in compliance with all debt covenants.

Our access to the commercial paper and long-term debt markets has historically provided us with sources of liquidity.  We do not anticipate having difficulty in obtaining financing from those markets in the future in view of our favorable experiences in the debt markets in the recent past. Our ability to continue to access the commercial paper and long-term debt markets on favorable interest rate and other terms will depend, to a significant degree, on the ratings assigned by the credit rating agencies to our indebtedness. As of August 31, 2016, our ratings were as follows:

Rating Agency	Outlook	Commercial Paper	Long-term Debt

Standard & Poor’s	Stable	A-2	BBB+
Moody’s Investors Service	Under Review *	P-1	A2

* The rating is under review for possible downgrade following the announcement of the all-debt financed Merger. The rating review will focus on the expected post-acquisition capital structure, merger integration plans, projected operating performance and credit metrics, the expected pace of debt reduction and the impact of regulatory requirements to close the transaction, among other factors.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements. Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “predicts,” “projects,” “plans,” “expects,” “intends,” “target,” “forecast,” “believes,” “seeks,” “could,” “should,” “may” and “will” or the negative versions thereof and similar words, terms and expressions and by the context in which they are used. Such statements are based upon current expectations of Cintas and speak only as of the date made. You should not place undue reliance on any forward-looking statement. We cannot guarantee that any forward-looking statement will be realized. These statements are subject to various risks, uncertainties, potentially inaccurate assumptions and other factors that could cause actual results to differ from those set forth in or implied by this Quarterly Report. Factors that might cause such a difference include, but are not limited to, the failure to obtain G&K Services stockholder approval of the Merger; the possibility that the closing conditions to the Merger may not be satisfied or waived, including that a governmental entity may prohibit, delay or refuse to grant a necessary regulatory approval; delay in closing the Merger or the possibility of non-consummation of the Merger; the potential for regulatory authorities to require divestitures in connection with the Merger; the occurrence of any event that could give rise to termination of the Merger Agreement; the risk that stockholder litigation in connection with the Merger may affect the timing or occurrence of the Merger or result in significant costs of defense, indemnification and liability; risks inherent in the achievement of cost synergies and the timing thereof, including whether the Merger will be accretive and within the expected timeframe; risks related to the disruption of the transaction to G&K Services and its management; the effect of announcement of the transaction on G&K Service’s ability to retain and hire key personnel and maintain relationships with customers, suppliers and other third parties; our ability to promptly and effectively integrate acquisitions, including G&K Services and ZEE; the possibility of greater than anticipated operating costs including energy and fuel costs; lower sales volumes; loss of customers due to outsourcing trends; the performance and costs of integration of acquisitions, including G&K and ZEE; fluctuations in costs of materials and labor including increased medical costs; costs and possible effects of union organizing activities; failure to comply with government regulations concerning employment discrimination, employee pay and benefits and employee health and safety; the effect on operations of exchange rate fluctuations, tariffs and other political, economic and regulatory risks; uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation; the cost, results and ongoing assessment of internal controls for financial reporting required by the Sarbanes-Oxley Act of 2002; costs of our SAP system implementation; disruptions caused by the inaccessibility of computer systems data, including cybersecurity risks; the initiation or outcome of litigation, investigations or other proceedings; higher assumed sourcing or distribution costs of products; the disruption of operations from catastrophic or extraordinary events; the amount and timing of repurchases of our common stock, if any; changes in federal and state tax and labor laws; and the reactions of competitors in terms of price and service. Cintas undertakes no obligation to publicly release any revisions to any forward-looking statements or to otherwise update any forward-looking statements whether as a result of new information or to reflect events, circumstances or any other unanticipated developments arising after the date on which such statements are made. A further list and description of risks, uncertainties and other matters can be found in our Annual Report on Form 10-K for the year ended May 31, 2016 and in our reports on Forms 10-Q and 8-K. The risks and uncertainties described herein are not the only ones we may face. Additional risks and uncertainties presently not known to us or that we currently believe to be immaterial may also harm our business.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In our normal operations, Cintas has market risk exposure to interest rates. There has been no material change to this market risk exposure to interest rates from that which was previously disclosed on page 26 of our Annual Report on Form 10-K for the year ended May 31, 2016.

Through its foreign operations, Cintas is exposed to foreign currency risk. Foreign currency exposures arise from transactions denominated in a currency other than the functional currency and from foreign currency denominated revenue and profit translated into U.S. dollars. The primary foreign currency to which Cintas is exposed is the Canadian dollar.

ITEM 4.
CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

With the participation of Cintas’ management, including Cintas’ Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, Cintas has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of August 31, 2016.  Based on such evaluation, Cintas’ management, including Cintas’ Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, has concluded that Cintas’ disclosure controls and procedures were effective as of August 31, 2016, in ensuring (i) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is accumulated and communicated to Cintas’ management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in Cintas’ internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended August 31, 2016, that have materially affected, or are reasonably likely to materially affect, Cintas’ internal control over financial reporting. See “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” on pages 28 through 30 of our Annual Report on Form 10-K for the fiscal year ended May 31, 2016.

Part II.  Other Information

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Period (In millions, except share and per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan (1)	Maximum approximate dollar value of shares that may yet be purchased under the plan (1)

June 1 - 30, 2016 (2)	40,598	$94.08	39,219	$—
July 1 - 31, 2016 (3)	147,148	$99.32	—	$—
August 1 - 31, 2016 (4)	3,446	$117.04	—	$500.0
Total	191,192	$98.53	39,219	$500.0

(1) On August 4, 2015, Cintas announced that the Board of Directors authorized a $500.0 million share buyback program. In June 2016, under the August 4, 2015 share buyback program, we purchased less than 0.1 million shares at an average price of $94.09 per share for a total purchase price of $3.7 million. This completed the August 4, 2015 program through which Cintas purchased a total of 5.7 million shares of Cintas common stock at an average price of $87.89 for a total purchase price of $500.0 million. On August 2, 2016, Cintas announced that the Board of Directors authorized a new $500.0 million share buyback program, which does not have an expiration date.
(2) During June 2016, Cintas acquired 1,379 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $93.30 per share for a total purchase price of $0.1 million.
(3) During July 2016, Cintas acquired 147,148 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $99.32 per share for a total purchase price of $14.6 million.
(4) During August 2016, Cintas acquired 3,446 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $117.04 per share for a total purchase price of $0.4 million.

Item 6.     Exhibits.

2.1*
Agreement and Plan of Merger, among Cintas Corporation, G&K Services, Inc. and Bravo Merger Sub, Inc., dated as of August 15, 2016 (Incorporated by reference to Cintas’ Current Report on Form 8-K dated August 16, 2016)

10.1
Seventh Amendment to Credit Agreement, dated as of June 23, 2016, by and among Cintas Corporation No. 2, KeyBank National Association, as agent, and certain financial institutions named therein, as lenders (Incorporated by reference to Cintas’ Current Report on Form 8-K dated June 28, 2016)

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
* Certain exhibits and schedules have been omitted and Cintas agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted exhibits and schedules upon request.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINTAS CORPORATION
(Registrant)

Date: October 11, 2016	/s/	J. Michael Hansen

J. Michael Hansen
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

2.1*
Agreement and Plan of Merger, among Cintas Corporation, G&K Services, Inc. and Bravo Merger Sub, Inc., dated as of August 15, 2016 (Incorporated by reference to Cintas’ Current Report on Form 8-K dated August 16, 2016)

10.1
Seventh Amendment to Credit Agreement, dated as of June 23, 2016, by and among Cintas Corporation No. 2, KeyBank National Association, as agent, and certain financial institutions named therein, as lenders (Incorporated by reference to Cintas’ Current Report on Form 8-K dated June 28, 2016)

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
* Certain exhibits and schedules have been omitted and Cintas agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted exhibits and schedules upon request.