Form 10-Q
period 2016-11-30
CINTAS CORP
filed 2017-01-06
CIK 723254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2016

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
Non-Accelerated Filer          (Do not check if a smaller reporting company)

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      No     ✓

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding December 31, 2016
Common Stock, no par value	105,039,128

CINTAS CORPORATION

CINTAS CORPORATION
ITEM 1. FINANCIAL STATEMENTS.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
(In thousands except per share data)

	Three Months Ended		Six Months Ended
	November 30, 2016	November 30, 2015	November 30, 2016	November 30, 2015
Revenue:
Uniform rental and facility services	$1,005,565	$937,704	$2,005,161	$1,876,112
Other	291,358	281,376	585,892	541,858
	1,296,923	1,219,080	2,591,053	2,417,970
Costs and expenses:
Cost of uniform rental and facility services	555,752	526,091	1,096,684	1,044,594
Cost of other	169,744	165,589	339,168	321,832
Selling and administrative expenses	365,222	327,051	739,248	665,688
G&K Services, Inc. transaction expenses	3,347	—	6,134	—

Operating income	202,858	200,349	409,819	385,856

Interest income	(31)	(111)	(96)	(230)
Interest expense	13,267	16,171	27,439	32,583

Income before income taxes	189,622	184,289	382,476	353,503
Income taxes	66,168	68,836	120,931	131,852
Income from continuing operations	123,454	115,453	261,545	221,651
Income from discontinued operations, net of tax expense of $8,953, $146,395, $8,953 and $142,976, respectively	16,923	229,647	16,923	223,630
Net income	$140,377	$345,100	$278,468	$445,281

Basic earnings per share:
Continuing operations	$1.16	$1.05	$2.45	$1.99
Discontinued operations	0.16	2.06	0.16	2.01
Basic earnings per share	$1.32	$3.11	$2.61	$4.00

Diluted earnings per share:
Continuing operations	$1.13	$1.03	$2.39	$1.96
Discontinued operations	0.16	2.03	0.16	1.98
Diluted earnings per share	$1.29	$3.06	$2.55	$3.94

Dividends declared per share	$1.33	$1.05	$1.33	$1.05

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	November 30, 2016	November 30, 2015	November 30, 2016	November 30, 2015

Net income	$140,377	$345,100	$278,468	$445,281

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(7,650)	(4,626)	(7,535)	(16,639)
Cumulative translation adjustment on investment in Shred-it	—	6,472	—	6,472
Change in fair value of derivatives	26,390	—	14,353	—
Amortization of interest rate lock agreements	385	488	770	976
Change in fair value of available-for-sale securities	1	(10)	—	(18)

Other comprehensive income (loss)	19,126	2,324	7,588	(9,209)

Comprehensive income	$159,503	$347,424	$286,056	$436,072

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands except share data)

	November 30, 2016	May 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$143,573	$139,357
Marketable securities	—	70,405
Accounts receivable, net	607,452	563,178
Inventories, net	263,301	249,362
Uniforms and other rental items in service	543,644	539,956
Income taxes, current	1,228	1,712
Prepaid expenses and other current assets	41,464	26,065
Total current assets	1,600,662	1,590,035

Property and equipment, at cost, net	1,067,214	994,237

Investments	140,530	124,952
Goodwill	1,301,391	1,291,593
Service contracts, net	85,517	83,715
Other assets, net	19,265	14,283
	$4,214,579	$4,098,815

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$127,815	$114,514
Accrued compensation and related liabilities	85,857	101,976
Accrued liabilities	469,085	349,065
Debt due within one year	66,000	250,000
Total current liabilities	748,757	815,555

Long-term liabilities:
Debt due after one year	1,044,834	1,044,422
Deferred income taxes	265,091	259,475
Accrued liabilities	130,192	136,704
Total long-term liabilities	1,440,117	1,440,601

Shareholders’ equity:
Preferred stock, no par value:	—	—
100,000 shares authorized, none outstanding
Common stock, no par value:	468,392	409,682
425,000,000 shares authorized
FY 2017: 180,589,260 issued and 105,009,742 outstanding
FY 2016: 179,598,516 issued and 104,213,479 outstanding
Paid-in capital	178,668	205,260
Retained earnings	4,968,437	4,805,867
Treasury stock:	(3,572,506)	(3,553,276)
FY 2017: 75,579,518 shares
FY 2016: 75,385,037 shares
Accumulated other comprehensive loss	(17,286)	(24,874)
Total shareholders’ equity	2,025,705	1,842,659
	$4,214,579	$4,098,815
See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	November 30, 2016	November 30, 2015
Cash flows from operating activities:
Net income	$278,468	$445,281
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	79,590	73,130
Amortization of intangible assets	7,460	7,764
Stock-based compensation	39,582	40,241
Gain on Storage transactions	—	(15,786)
Gain on Shred-it	(25,876)	(349,738)
Deferred income taxes	(3,833)	(98,423)
Change in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(44,920)	(39,418)
Inventories, net	(14,616)	(19,841)
Uniforms and other rental items in service	(4,315)	(10,893)
Prepaid expenses and other current assets	(1,952)	(2,369)
Accounts payable	15,451	19,368
Accrued compensation and related liabilities	(18,936)	(22,771)
Accrued liabilities and other	(4,866)	1,041
Income taxes, current	484	237,451
Net cash provided by operating activities	301,721	265,037

Cash flows from investing activities:
Capital expenditures	(155,173)	(121,817)
Proceeds from redemption of marketable securities	172,968	212,081
Purchase of marketable securities and investments	(118,270)	(271,341)
Proceeds from Storage transactions	—	35,338
Proceeds from sale of investment in Shred-it	25,876	578,257
Acquisitions of businesses, net of cash acquired	(17,778)	(121,237)
Other, net	332	1,987
Net cash (used in) provided by investing activities	(92,045)	313,268

Cash flows from financing activities:
Proceeds from issuance of commercial paper, net	66,000	—
Repayment of debt	(250,000)	(16)
Prepaid short-term debt financing fees	(13,495)	—
Proceeds from exercise of stock-based compensation awards	19,225	17,444
Repurchase of common stock	(19,230)	(402,293)
Other, net	(5,572)	646
Net cash used in financing activities	(203,072)	(384,219)

Effect of exchange rate changes on cash and cash equivalents	(2,388)	(4,374)

Net increase in cash and cash equivalents	4,216	189,712

Cash and cash equivalents at beginning of period	139,357	417,073

Cash and cash equivalents at end of period	$143,573	$606,785
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

As disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2016, inventories are valued at the lower of cost (first-in, first-out) or market. Inventory is comprised of the following amounts at:

(In thousands)	November 30, 2016	May 31, 2016

Raw materials	$11,303	$17,794
Work in process	16,772	14,731
Finished goods	235,226	216,837
	$263,301	$249,362

2.             New Accounting Pronouncements

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

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments.” This amendment eliminates the requirement to retrospectively account for adjustments made to provisional amounts recognized in a business combination. This amendment became effective for Cintas beginning June 1, 2016, and was adopted prospectively in accordance with the standard. The adoption of this amendment did not have an effect on our consolidated condensed financial statements for the six months ended November 30, 2016.

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

In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 is intended to simplify accounting for share-based payments. Upon adoption, ASU 2016-09 requires that excess tax benefits for share-based payments be recorded as a reduction of income tax expense and reflected within operating cash flows rather than being recorded within equity and reflected within financing cash flows. The standard also permits the repurchase of more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on our cash flows statement, and provides an accounting policy election to account for forfeitures as they occur. ASU 2016-09 is effective for interim and annual periods beginning after December 15, 2016, however early adoption is permitted. Cintas adopted ASU 2016-09 during the quarter ended August 31, 2016 and elected to make an accounting policy change to recognize forfeitures as they occur. The adoption impact on the consolidated condensed balance sheet was a cumulative-effect adjustment of $26.7 million, increasing opening retained earnings and decreasing paid-in capital. The impact of the adoption on the consolidated condensed income statements for the three and six months ended November 30, 2016 was a decrease in income tax expense of $2.4 million and $19.6 million, respectively. The election to account for forfeitures as they occur resulted in increases of $1.3 million and $3.0 million in stock based compensation expense for the three and six months ended November 30, 2016.

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

3.             Fair Value Measurements

All financial instruments that are measured at fair value on a recurring basis (at least annually) have been classified within the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the consolidated condensed balance sheet date. These financial instruments measured at fair value on a recurring basis are summarized below:

	As of November 30, 2016
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$143,573	$—	$—	$143,573
Other assets, net:
Interest rate lock agreements	—	3,264	—	3,264
Total assets at fair value	$143,573	$3,264	$—	$146,837

	As of May 31, 2016
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$139,357	$—	$—	$139,357
Marketable securities:
Canadian treasury securities	—	70,405	—	70,405
Total assets at fair value	$139,357	$70,405	$—	$209,762

Long-term accrued liabilities:
Interest rate lock agreements	$—	$19,628	$—	$19,628
Total liabilities at fair value	$—	$19,628	$—	$19,628

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

Interest, realized gains and losses and declines in value determined to be other than temporary on available-for-sale securities are included in interest income or expense. The cost of the securities sold is based on the specific identification method. The amortized cost basis of marketable securities as of May 31, 2016 was $70.4 million. All outstanding marketable securities as of May 31, 2016 had contractual maturities due within one year.

Interest rate lock agreements were included in other assets as of November 30, 2016 and in long-term accrued liabilities as of May 31, 2016. The fair value of Cintas' interest rate lock agreements are based on similar exchange traded derivatives (market approach) and are, therefore, included within Level 2 of the fair value hierarchy. All other amounts included in other assets and long-term liabilities are not recorded at fair value.

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

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis as required under GAAP. The Company's acquisition of ZEE Medical Inc. (ZEE) in the first quarter of fiscal 2016 was recorded at fair value. See Note 9 entitled Acquisitions for additional information on the measurement of the ZEE assets acquired and liabilities assumed. There were no material acquisitions during the six months ended November 30, 2016.

4.             Investments

Investments at November 30, 2016 of $140.5 million include the cash surrender value of insurance policies of $120.4 million, equity method investments of $15.1 million, and cost method investments of $5.0 million. Investments at May 31, 2016 of $125.0 million include the cash surrender value of insurance policies of $108.1 million, equity method investments of $14.5 million and cost method investments of $2.4 million.

Investments are evaluated for impairment on an annual basis or when indicators of impairment exist. For the six months ended November 30, 2016 and 2015, no impairment losses were recorded.

5.             Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations using the two-class method for amounts attributable to Cintas’ common shares:

	Three Months Ended		Six Months Ended
(In thousands except per share data)	November 30, 2016	November 30, 2015	November 30, 2016	November 30, 2015

Basic Earnings per Share from Continuing Operations
Income from continuing operations	$123,454	$115,453	$261,545	$221,651
Less: income from continuing operations allocated to participating securities	2,228	1,887	4,955	3,629
Income from continuing operations available to common shareholders	$121,226	$113,566	$256,590	$218,022
Basic weighted average common shares outstanding	104,957	108,301	104,719	109,455

Basic earnings per share from continuing operations	$1.16	$1.05	$2.45	$1.99

	Three Months Ended		Six Months Ended
(In thousands except per share data)	November 30, 2016	November 30, 2015	November 30, 2016	November 30, 2015

Diluted Earnings per Share from Continuing Operations
Income from continuing operations	$123,454	$115,453	$261,545	$221,651
Less: income from continuing operations allocated to participating securities	2,228	1,887	4,955	3,629
Income from continuing operations available to common shareholders	$121,226	$113,566	$256,590	$218,022
Basic weighted average common shares outstanding	104,957	108,301	104,719	109,455
Effect of dilutive securities – employee stock options	2,690	1,812	2,559	1,685
Diluted weighted average common shares outstanding	107,647	110,113	107,278	111,140

Diluted earnings per share from continuing operations	$1.13	$1.03	$2.39	$1.96

Basic and diluted income per share from discontinued operations were $0.16 for the three months ended November 30, 2016. Basic and diluted income per share from discontinued operations were $2.06 and $2.03, respectively, for the three months ended November 30, 2015. For the six months ended November 30, 2016, basic and diluted income per share from discontinued operations were $0.16. For the six months ended November 30, 2015, basic and diluted income per share from discontinued operations were $2.01 and $1.98, respectively.

For the three months ended November 30, 2016 and 2015, options granted to purchase 0.7 million and 0.3 million shares of Cintas common stock, respectively, were excluded from the computation of diluted earnings per share. For the six months ended November 30, 2016 and 2015, options granted to purchase 0.6 million and 0.4 million shares of Cintas common stock, respectively, were excluded from the computation of diluted earnings per share. The exercise prices of these options were greater than the average market price of the common stock (anti-dilutive).
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
For the six months ended November 30, 2016, Cintas acquired 0.2 million shares of Cintas common stock for employee payroll taxes due on restricted stock awards that vested during the six months ended November 30, 2016. These shares were acquired at an average price of $99.88 per share for a total purchase price of $15.5 million.

6.             Goodwill, Service Contracts and Other Assets

Changes in the carrying amount of goodwill and service contracts for the six months ended November 30, 2016, by reportable operating segment and All Other, are as follows:

Goodwill (in thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Total

Balance as of June 1, 2016	$953,216	$241,448	$96,929	$1,291,593
Goodwill acquired	5,704	1,871	3,227	10,802
Foreign currency translation	(482)	(511)	(11)	(1,004)
Balance as of November 30, 2016	$958,438	$242,808	$100,145	$1,301,391

Service Contracts (in thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Total

Balance as of June 1, 2016	$21,191	$32,252	$30,272	$83,715
Service contracts acquired	3,514	1,612	3,236	8,362
Service contracts amortization	(1,647)	(1,873)	(2,965)	(6,485)
Foreign currency translation	(48)	(27)	—	(75)
Balance as of November 30, 2016	$23,010	$31,964	$30,543	$85,517

Information regarding Cintas’ service contracts and other assets is as follows:

	As of November 30, 2016
(In thousands)	Carrying Amount	Accumulated Amortization	Net

Service contracts	$403,234	$317,717	$85,517

Noncompete and consulting agreements	$43,056	$41,132	$1,924
Other	20,266	2,925	17,341
Total other assets	$63,322	$44,057	$19,265

	As of May 31, 2016
(In thousands)	Carrying Amount	Accumulated Amortization	Net

Service contracts	$395,482	$311,767	$83,715

Noncompete and consulting agreements	$42,378	$40,928	$1,450
Other	15,275	2,442	12,833
Total other assets	$57,653	$43,370	$14,283

Amortization expense for service contracts and other assets was $3.6 million and $4.2 million for the three months ended November 30, 2016 and 2015, respectively. Amortization expense for service contracts and other assets was $7.0 million and $7.8 million for the six months ended November 30, 2016 and 2015, respectively. Estimated amortization expense for service contracts and other assets excluding any future acquisitions, for each of the next five full fiscal years is $14.7 million, $13.1 million, $12.5 million, $12.1 million and $10.2 million, respectively.

7.             Debt, Derivatives and Hedging Activities

Cintas' senior notes are recorded at cost, net of debt issuance costs. The fair value of the senior notes is estimated using Level 2 inputs based on general market prices. The carrying value and fair value of Cintas' senior notes as of November 30, 2016 were $1,050.0 million and $1,132.6 million, respectively, and as of May 31, 2016 were $1,300.0 million and $1,416.6 million, respectively. On June 1, 2016, Cintas paid the $250.0 million five-year senior notes that matured on that date with cash on hand and proceeds from the issuance of commercial paper.

On August 15, 2016, the Company entered into the Agreement and Plan of Merger (Merger Agreement) pursuant to which the Company will acquire all outstanding shares of G&K Services, Inc. (G&K) for $97.50 per share in cash, for a total enterprise value of approximately $2.2 billion, including acquired net debt. It is expected that this acquisition will be financed with short-term and long-term debt. In connection with the Company's entry into the Merger Agreement, Cintas pre-paid $13.5 million in fees to acquire the bridge loan financing. As of November 30, 2016, these fees are recorded in prepaid assets on the balance sheet and will be expensed over the life of the bridge loan. In addition, the credit agreement that supports our commercial paper program was amended on September 16, 2016. The amendment increased the capacity of the revolving credit facility from $450.0 million to $600.0 million and added a $250.0 million term loan facility. The $150.0 million increase in the revolving credit facility will take effect on the earlier date of either the consummation of the merger (Merger) contemplated by the Merger Agreement among the Corporation, G&K and Bravo Merger Sub, Inc. (Merger Sub), a wholly-owned subsidiary of Cintas, or the date on which the Merger Agreement is validly terminated. The term loan facility shall be only funded upon the consummation of the Merger. The credit agreement has an accordion feature that provides Cintas the ability to request increases to the borrowing commitments under either the revolving credit facility or the term loan facility of up to $250.0 million in the aggregate, subject to customary conditions. The amendment also extended the maturity date of the agreement to September 15, 2021.

As of November 30, 2016, there was $66.0 million of commercial paper outstanding with a weighted average interest rate of 0.84% and maturity dates less than 30 days. The fair value of the commercial paper is estimated using Level 2 inputs based on general market prices. The carrying value equals fair value. No commercial paper or borrowings on our revolving credit facility were outstanding as of May 31, 2016.

Cintas uses interest rate locks to manage our overall interest expense as interest rate locks effectively change the interest rate of specific debt issuances. The treasury locks are entered into to protect against unfavorable movements in the benchmark treasury rate related to forecasted debt issuances. Cintas used interest rate lock agreements to hedge against movements in the treasury rates at the time Cintas issued its senior notes in fiscal 2007, fiscal 2008, fiscal 2011 and fiscal 2013. The amortization of the cash flow hedges resulted in an increase to other comprehensive income of $0.4 million and $0.5 million for the three months ended November 30, 2016 and 2015, respectively. For the six months ended November 30, 2016 and 2015, the amortization of the cash flow hedges resulted in an increase to other comprehensive income of $0.8 million and $1.0 million, respectively. During the third quarter of fiscal 2016, Cintas entered into interest rate lock agreements with a notional value of $550.0 million for a forecasted long-term debt issuance. As of November 30, 2016, the fair value of these treasury locks was $3.3 million and are recorded in other assets as an increase to other comprehensive income, net of tax. As of May 31, 2016, the the fair value of these treasury locks was $19.6 million and were recorded in long-term liabilities as a decrease to other comprehensive income, net of tax. The interest rate locks had no impact on net income or cash flows from continuing operations for the six months ended November 30, 2016.

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

8.             Income Taxes

In the normal course of business, Cintas provides for uncertain tax positions and the related interest and adjusts its unrecognized tax benefits and accrued interest accordingly. During the three months ended November 30, 2016, unrecognized tax benefits decreased by approximately $1.8 million and accrued interest decreased by approximately $0.4 million. During the six months ended November 30, 2016, unrecognized tax benefits decreased by approximately $1.7 million and accrued interest decreased by approximately $0.2 million.

All U.S. federal income tax returns are closed to audit through fiscal 2013. Cintas is currently in various audits in certain foreign jurisdictions and certain domestic states. The years under foreign and domestic state audits cover fiscal years back to 2009. Based on the resolution of the various audits and other potential regulatory developments, it is reasonably possible that the balance of unrecognized tax benefits would not change for the fiscal year ending May 31, 2017.

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

9.             Acquisitions
On August 15, 2016, the Company entered into the Merger Agreement pursuant to which the Company will acquire all outstanding shares of G&K for $97.50 per share in cash, for a total enterprise value of approximately $2.2 billion, including acquired net debt. It is expected that this acquisition will be financed with short and long-term debt. The completion of the Merger is subject to customary conditions, including, without limitation: the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR Act), as amended; the receipt of Canadian antitrust approvals; the absence of any order, law or other legal restraint or prohibition preventing or prohibiting completion of the Merger; subject to certain exceptions, the accuracy of representations and warranties of the Company, Merger Sub and G&K; and the performance or compliance by the Company, Merger Sub and G&K with their respective covenants and agreements. On November 15, 2016, G&K held its annual meeting of shareholders at which the shareholders voted on and approved the Merger. The Merger has not closed as of the date of the filing of this Form 10-Q.

On September 29, 2016, both the Company and G&K received a request for additional information and documentary material, commonly referred to as a "second request," from the Federal Trade Commission (FTC), pursuant to the HSR Act, in connection with the Merger. The FTC's second request has the effect of extending the waiting period applicable to the consummation of the Merger until the 30th day after substantial compliance by the Company and G&K with the second request, unless the waiting period is extended voluntarily by the parties or terminated sooner by the FTC.
On October 12, 2016, both the Company and G&K received a supplemental information request, commonly referred to as SIR, from the Competition Bureau of Canada, pursuant to the Canada Competition Act, in connection with the Merger. SIR is part of the prescribed process for review of proposed transactions in Canada and has the effect of extending the waiting period applicable to the consummation of the Merger until the 30th day after compliance by the Company and G&K with the SIR.
During the three and six months ended November 30, 2016, we incurred expenses of $3.3 million and $6.1 million, respectively, related to the pending Merger for legal and professional services and regulatory fees. Many of these expenses are non-deductible for income tax purposes once the Merger has been executed.
During the first quarter of fiscal 2016, the Company acquired all of the shares of ZEE for acquisition-date fair value consideration of $134.0 million, consisting of cash of $120.6 million and contingent consideration, subject to certain holdback provisions of $13.4 million. To date, the Company has paid $4.5 million of the contingent consideration. This payment occurred during the three months ended November 30, 2016 and is included within other financing activities on the statement of cash flows. ZEE operates within the First Aid and Safety Services reportable operating segment. This acquisition has expanded our footprint in van delivered first aid, safety, training and emergency products and will allow us to serve an even greater number of customers in North America.
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
10. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss), net of tax:

(In thousands)	Foreign Currency	Unrealized Loss on Derivatives	Other	Total

Balance at June 1, 2016	$(2,474)	$(20,830)	$(1,570)	$(24,874)
Other comprehensive income (loss) before reclassifications	115	(12,037)	(1)	(11,923)
Amounts reclassified from accumulated other comprehensive income (loss)	—	385	—	385
Net current period other comprehensive income (loss)	115	(11,652)	(1)	(11,538)
Balance at August 31, 2016	(2,359)	(32,482)	(1,571)	(36,412)
Other comprehensive (loss) income before reclassifications	(7,650)	26,390	1	18,741
Amounts reclassified from accumulated other comprehensive income (loss)	—	385	—	385
Net current period other comprehensive (loss) income	(7,650)	26,775	1	19,126
Balance at November 30, 2016	$(10,009)	$(5,707)	$(1,570)	$(17,286)

(In thousands)	Foreign Currency	Unrealized Loss on Derivatives	Other	Total

Balance at June 1, 2015	$2,987	$(10,626)	$(832)	$(8,471)
Other comprehensive loss before reclassifications	(12,013)	—	(8)	(12,021)
Amounts reclassified from accumulated other comprehensive income (loss)	—	488	—	488
Net current period other comprehensive (loss) income	(12,013)	488	(8)	(11,533)
Balance at August 31, 2015	(9,026)	(10,138)	(840)	(20,004)
Other comprehensive loss before reclassifications	(4,626)	—	(10)	(4,636)
Amounts reclassified from accumulated other comprehensive income (loss)	6,472	488	—	6,960
Net current period other comprehensive income (loss)	1,846	488	(10)	2,324
Balance at November 30, 2015	$(7,180)	$(9,650)	$(850)	$(17,680)

The following table summarizes the reclassifications out of accumulated other comprehensive loss:

Reclassifications out of Accumulated Other Comprehensive Loss

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss				Affected Line in the Consolidated Condensed Statements of Income

	Three Months Ended		Six Months Ended
(In thousands)	November 30, 2016	November 30, 2015	November 30, 2016	November 30, 2015

Amortization of interest rate locks	$(615)	$(783)	$(1,229)	$(1,565)	Interest expense
Tax benefit	230	295	459	589	Income taxes
Amortization of interest rate locks, net of tax	$(385)	$(488)	$(770)	$(976)	Net of tax

	Three Months Ended		Six Months Ended
(In thousands)	November 30, 2016	November 30, 2015	November 30, 2016	November 30, 2015

Cumulative translation adjustment on Shred-it	$—	$(10,381)	$—	$(10,381)	Income from discontinued operations
Tax benefit	—	3,909	—	3,909	Income from discontinued operations
Cumulative translation adjustment on Shred-it, net of tax	$—	$(6,472)	$—	$(6,472)	Net of tax

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

Cintas evaluates the performance of each operating segment based on several factors of which the primary financial measures are operating segment revenue and income before income taxes. The accounting policies of the operating segments are the same as those described in Note 1 entitled Basis of Presentation. Information related to the operations of Cintas’ operating segments is set forth below:

(In thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Corporate (1)	Total

For the three months ended November 30, 2016
Revenue	$1,005,565	$124,797	$166,561	$—	$1,296,923
Income (loss) before income taxes	$177,361	$14,779	$10,718	$(13,236)	$189,622

For the three months ended November 30, 2015
Revenue	$937,704	$120,438	$160,938	$—	$1,219,080
Income (loss) before income taxes	$169,295	$14,847	$16,207	$(16,060)	$184,289

As of and for the six months ended November 30, 2016
Revenue	$2,005,161	$249,636	$336,256	$—	$2,591,053
Income (loss) before income taxes	$362,606	$26,290	$20,923	$(27,343)	$382,476
Total assets	$3,266,422	$443,151	$361,433	$143,573	$4,214,579

As of and for the six months ended November 30, 2015
Revenue	$1,876,112	$219,926	$321,932	$—	$2,417,970
Income (loss) before income taxes	$334,676	$23,439	$27,741	$(32,353)	$353,503
Total assets	$2,990,828	$426,089	$355,082	$672,611	$4,444,610

(1) Corporate assets include cash and marketable securities in all periods.

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

During the three months ended November 30, 2016, we received additional proceeds related to contingent consideration on the sale of Shred-it. Cintas realized a pre-tax gain of $25.9 million as a result of the additional consideration received. As of November 30, 2016, Cintas still has the opportunity to receive additional consideration, subject to certain holdback provisions. Because of the uncertainty surrounding the holdback provisions, this opportunity represents a gain contingency that has not been recorded.

In the second quarter of fiscal 2016, we completed the transaction to sell our investment in Shred-it. We recorded a pre-tax gain on the sale of Shred-it of $349.7 million. Cintas’ share of the proceeds from the sale were $578.3 million.

In the three and six months ended November 30, 2015, Cintas recorded a net loss on the investment in Shred-it of $9.3 million and $24.3 million, respectively. During the three months ended November 30, 2015, Cintas received additional proceeds related to contingent consideration on the sale of Storage. The Company realized a pre-tax gain of $10.9 million as a result of the additional consideration received. In the first quarter of fiscal 2016, Cintas sold the remaining storage assets classified as held for sale. In connection with the sale of these assets, Cintas received proceeds of $24.4 million and realized a pre-tax gain of $4.8 million.

Following is selected financial information included in net income from discontinued operations for Shred-it and Storage:

	Three Months Ended		Six Months Ended
(In thousands)	November 30, 2016	November 30, 2015	November 30, 2016	November 30, 2015

Revenue	$—	$—	$—	$—

Income before income taxes	—	845	—	1,082
Gain on Storage transactions	—	10,943	—	15,786
Gain on Shred-it	25,876	364,254	25,876	349,738
Income tax expense on net gain	(8,953)	(146,395)	(8,953)	(142,976)
Net income from discontinued operations	$16,923	$229,647	$16,923	$223,630

13.      Supplemental Guarantor Information

Cintas Corporation No. 2 (Corp. 2) is the indirectly, wholly-owned principal operating subsidiary of Cintas. Corp. 2 is the issuer of the $66.0 million aggregate principal amount of commercial paper and the $1,050.0 million aggregate principal amount of senior notes, which are unconditionally guaranteed, jointly and severally, by Cintas Corporation and certain wholly-owned, direct and indirect domestic subsidiaries.

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

Condensed consolidating financial statements for Cintas, Corp. 2, the subsidiary guarantors and non-guarantors are presented on the following pages:

Condensed Consolidating Income Statement
Three Months Ended November 30, 2016
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Uniform rental and facility services	$—	$841,442	$149,886	$57,610	$(43,373)	$1,005,565
Other	—	411,378	633	18,162	(138,815)	291,358
Equity in net income of affiliates	140,377	—	—	—	(140,377)	—
	140,377	1,252,820	150,519	75,772	(322,565)	1,296,923
Costs and expenses (income):
Cost of uniform rental and facility services	—	487,653	94,323	37,603	(63,827)	555,752
Cost of other	—	287,368	(19,549)	13,636	(111,711)	169,744
Selling and administrative expenses	—	401,715	(48,256)	18,703	(6,940)	365,222
G&K Services, Inc. transaction expenses	—	—	3,347	—	—	3,347
Operating income	140,377	76,084	120,654	5,830	(140,087)	202,858

Interest income	—	—	(7)	(25)	1	(31)
Interest expense (income)	—	14,528	(1,176)	(85)	—	13,267

Income before income taxes	140,377	61,556	121,837	5,940	(140,088)	189,622
Income taxes	—	21,534	42,652	2,011	(29)	66,168
Income from continuing operations	140,377	40,022	79,185	3,929	(140,059)	123,454

Income from discontinued operations, net of tax	—	14,982	—	1,941	—	16,923

Net income from continuing operations	$140,377	$55,004	$79,185	$5,870	$(140,059)	$140,377

Condensed Consolidating Income Statement
Three Months Ended November 30, 2015
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Uniform rental and facility services	$—	$786,386	$136,707	$53,674	$(39,063)	$937,704
Other	—	394,260	737	17,516	(131,137)	281,376
Equity in net income of affiliates	115,453	—	—	—	(115,453)	—
	115,453	1,180,646	137,444	71,190	(285,653)	1,219,080
Costs and expenses (income):
Cost of uniform rental and facility services	—	461,843	86,702	35,935	(58,389)	526,091
Cost of other	—	277,841	(18,291)	12,317	(106,278)	165,589
Selling and administrative expenses	—	365,125	(49,482)	16,140	(4,732)	327,051
Operating income	115,453	75,837	118,515	6,798	(116,254)	200,349

Interest income	—	(12)	(68)	(31)	—	(111)
Interest expense (income)	—	16,427	(256)	—	—	16,171

Income before income taxes	115,453	59,422	118,839	6,829	(116,254)	184,289
Income taxes	—	20,496	42,108	6,260	(28)	68,836
Income from continuing operations	115,453	38,926	76,731	569	(116,226)	115,453

Income (loss) from discontinued operations, net of tax	229,647	234,604	—	(4,957)	(229,647)	229,647

Net income (loss)	$345,100	$273,530	$76,731	$(4,388)	$(345,873)	$345,100

Condensed Consolidating Income Statement
Six Months Ended November 30, 2016
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Uniform rental and facility services	$—	$1,678,716	$299,034	$115,273	$(87,862)	$2,005,161
Other	—	821,626	1,601	37,037	(274,372)	585,892
Equity in net income of affiliates	278,468	—	—	—	(278,468)	—
	278,468	2,500,342	300,635	152,310	(640,702)	2,591,053
Costs and expenses (income):
Cost of uniform rental and facility services	—	966,709	184,995	74,717	(129,737)	1,096,684
Cost of other	—	567,392	(34,480)	27,464	(221,208)	339,168
Selling and administrative expenses	—	813,649	(98,990)	38,968	(14,379)	739,248
G&K Services Inc. transaction expenses	—	—	6,134	—	—	6,134
Operating income	278,468	152,592	242,976	11,161	(275,378)	409,819

Interest income	—	—	(24)	(73)	1	(96)
Interest expense (income)	—	29,355	(1,878)	(38)	—	27,439

Income before income taxes	278,468	123,237	244,878	11,272	(275,379)	382,476
Income taxes	—	39,344	78,178	3,464	(55)	120,931
Income from continuing operations	278,468	83,893	166,700	7,808	(275,324)	261,545

Income from discontinued operations, net of tax	—	14,982	—	1,941	—	16,923

Net income	$278,468	$98,875	$166,700	$9,749	$(275,324)	$278,468

Condensed Consolidating Income Statement
Six Months Ended November 30, 2015
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Uniform rental and facility services	$—	$1,573,555	$273,132	$107,686	$(78,261)	$1,876,112
Other	—	766,871	2,030	32,327	(259,370)	541,858
Equity in net income of affiliates	221,651	—	—	—	(221,651)	—
	221,651	2,340,426	275,162	140,013	(559,282)	2,417,970
Costs and expenses (income):
Cost of uniform rental and facility services	—	917,050	172,900	71,755	(117,111)	1,044,594
Cost of other	—	536,831	(32,547)	23,423	(205,875)	321,832
Selling and administrative expenses	—	734,818	(90,954)	34,020	(12,196)	665,688
Operating income	221,651	151,727	225,763	10,815	(224,100)	385,856

Interest income	—	(12)	(116)	(102)	—	(230)
Interest expense (income)	—	32,802	(218)	(1)	—	32,583

Income before income taxes	221,651	118,937	226,097	10,918	(224,100)	353,503
Income taxes	—	42,878	81,511	7,516	(53)	131,852
Income from continuing operations	221,651	76,059	144,586	3,402	(224,047)	221,651

Income (loss) from discontinued operations, net of tax	223,630	229,281	—	(5,651)	(223,630)	223,630

Net income (loss)	$445,281	$305,340	$144,586	$(2,249)	$(447,677)	$445,281

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended November 30, 2016
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$140,377	$55,004	$79,185	$5,870	$(140,059)	$140,377

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(7,650)	—	—	(7,650)	7,650	(7,650)
Change in fair value of derivatives	26,390	26,390	—	—	(26,390)	26,390
Amortization of interest rate lock agreements	385	385	—	—	(385)	385
Change in fair value of available-for-sale securities	1	—	—	1	(1)	1

Other comprehensive income (loss)	19,126	26,775	—	(7,649)	(19,126)	19,126

Comprehensive income (loss)	$159,503	$81,779	$79,185	$(1,779)	$(159,185)	$159,503

Condensed Consolidating Statement of Comprehensive Income
Three Months Ended November 30, 2015
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income (loss)	$345,100	$273,530	$76,731	$(4,388)	$(345,873)	$345,100

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	—	—	—	(4,626)	—	(4,626)
Cumulative translation adjustment on Shred-it	—	5,875	—	597	—	6,472
Amortization of interest rate lock agreements	—	488	—	—	—	488
Change in fair value of available-for-sale securities	—	—	—	(10)	—	(10)

Other comprehensive income (loss)	—	6,363	—	(4,039)	—	2,324

Comprehensive income (loss)	$345,100	$279,893	$76,731	$(8,427)	$(345,873)	$347,424

Condensed Consolidating Statement of Comprehensive Income
Six Months Ended November 30, 2016
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$278,468	$98,875	$166,700	$9,749	$(275,324)	$278,468

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(7,535)	—	—	(7,535)	7,535	(7,535)
Change in fair value of derivatives	14,353	14,353	—	—	(14,353)	14,353
Amortization of interest rate lock agreements	770	770	—	—	(770)	770

Other comprehensive income (loss)	7,588	15,123	—	(7,535)	(7,588)	7,588

Comprehensive income	$286,056	$113,998	$166,700	$2,214	$(282,912)	$286,056

Condensed Consolidating Statement of Comprehensive Income
Six Months Ended November 30, 2015
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income (loss)	$445,281	$305,340	$144,586	$(2,249)	$(447,677)	$445,281

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	—	—	—	(16,639)	—	(16,639)
Cumulative translation adjustment on Shred-it	—	5,875	—	597	—	6,472
Amortization of interest rate lock agreements	—	976	—	—	—	976
Change in fair value of available-for-sale securities	—	—	—	(18)	—	(18)

Other comprehensive income (loss)	—	6,851	—	(16,060)	—	(9,209)

Comprehensive income (loss)	$445,281	$312,191	$144,586	$(18,309)	$(447,677)	$436,072

Condensed Consolidating Balance Sheet
As of November 30, 2016
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$46,561	$2,425	$94,587	$—	$143,573
Accounts receivable, net	—	467,396	104,330	35,726	—	607,452
Inventories, net	—	236,904	16,280	12,106	(1,989)	263,301
Uniforms and other rental items in service	—	449,311	77,183	35,474	(18,324)	543,644
Income taxes, current	—	—	1,233	(5)	—	1,228
Prepaid expenses and other current assets	—	19,907	20,692	865	—	41,464
Total current assets	—	1,220,079	222,143	178,753	(20,313)	1,600,662

Property and equipment, at cost, net	—	647,509	344,036	75,669	—	1,067,214

Investments	321,083	1,774,863	916,723	955,196	(3,827,335)	140,530
Goodwill	—	—	1,261,755	39,748	(112)	1,301,391
Service contracts, net	—	79,583	5	5,929	—	85,517
Other assets, net	1,381,960	4,209	3,402,717	8,949	(4,778,570)	19,265
	$1,703,043	$3,726,243	$6,147,379	$1,264,244	$(8,626,330)	$4,214,579

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$(465,247)	$(1,759,953)	$2,297,808	$17,092	$38,115	$127,815
Accrued compensation and related liabilities	2,819	60,811	16,936	5,291	—	85,857
Accrued liabilities	139,766	80,290	234,689	14,340	—	469,085
Debt due within one year	—	66,000	—	—	—	66,000
Total current liabilities	(322,662)	(1,552,852)	2,549,433	36,723	38,115	748,757

Long-term liabilities:
Debt due after one year	—	1,044,444	—	390	—	1,044,834
Deferred income taxes	—	(416)	257,554	7,953	—	265,091
Accrued liabilities	—	—	129,042	1,150	—	130,192
Total long-term liabilities	—	1,044,028	386,596	9,493	—	1,440,117

Total shareholders’ equity	2,025,705	4,235,067	3,211,350	1,218,028	(8,664,445)	2,025,705
	$1,703,043	$3,726,243	$6,147,379	$1,264,244	$(8,626,330)	$4,214,579

Condensed Consolidating Balance Sheet
As of May 31, 2016
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$57,893	$55,392	$26,072	$—	$139,357
Marketable securities	—	—	—	70,405	—	70,405
Accounts receivable, net	—	430,335	97,516	35,327	—	563,178
Inventories, net	—	222,823	19,149	11,235	(3,845)	249,362
Uniforms and other rental items in service	—	450,065	73,001	36,612	(19,722)	539,956
Income taxes, current	—	(1,634)	2,698	648	—	1,712
Prepaid expenses and other current assets	—	6,824	18,279	962	—	26,065
Total current assets	—	1,166,306	266,035	181,261	(23,567)	1,590,035

Property and equipment, at cost, net	—	614,656	305,636	73,945	—	994,237

Investments	321,083	1,770,303	901,772	941,396	(3,809,602)	124,952
Goodwill	—	—	1,256,662	35,043	(112)	1,291,593
Service contracts, net	—	81,462	13	2,240	—	83,715
Other assets, net	1,081,203	(913)	3,526,051	9,110	(4,601,168)	14,283
	$1,402,286	$3,631,814	$6,256,169	$1,242,995	$(8,434,449)	$4,098,815

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$(465,247)	$(1,773,815)	$2,298,790	$16,781	$38,005	$114,514
Accrued compensation and related liabilities	—	73,545	23,051	5,380	—	101,976
Accrued liabilities	—	84,270	251,217	13,578	—	349,065
Debt due within one year	—	250,000	—	—	—	250,000
Total current liabilities	(465,247)	(1,366,000)	2,573,058	35,739	38,005	815,555

Long-term liabilities:
Debt due after one year	—	1,044,032	—	390	—	1,044,422
Deferred income taxes	—	(427)	252,149	7,753	—	259,475
Accrued liabilities	—	19,628	116,091	985	—	136,704
Total long-term liabilities	—	1,063,233	368,240	9,128	—	1,440,601

Total shareholders’ equity	1,867,533	3,934,581	3,314,871	1,198,128	(8,472,454)	1,842,659
	$1,402,286	$3,631,814	$6,256,169	$1,242,995	$(8,434,449)	$4,098,815

Condensed Consolidating Statement of Cash Flows
Six Months Ended November 30, 2016
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Cash flows from operating activities:
Net income	$278,468	$98,875	$166,700	$9,749	$(275,324)	$278,468
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	—	52,259	22,412	4,919	—	79,590
Amortization of intangible assets	—	6,847	175	438	—	7,460
Stock-based compensation	39,582	—	—	—	—	39,582
Gain on Shred-it	—	(23,935)	—	(1,941)	—	(25,876)
Deferred income taxes	—	(9,578)	5,395	350	—	(3,833)
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	—	(36,939)	(6,813)	(1,168)	—	(44,920)
Inventories, net	—	(14,038)	2,871	(1,593)	(1,856)	(14,616)
Uniforms and other rental items in service	—	754	(4,182)	511	(1,398)	(4,315)
Prepaid expenses and other current assets	—	412	(2,411)	47	—	(1,952)
Accounts payable	—	23,367	(10,857)	2,831	110	15,451
Accrued compensation and related liabilities	2,819	(12,734)	(8,935)	(86)	—	(18,936)
Accrued liabilities and other	139,766	3,711	(148,384)	41	—	(4,866)
Income taxes, current	—	(1,635)	1,460	659	—	484
Net cash provided by operating activities	460,635	87,366	17,431	14,757	(278,468)	301,721

Cash flows from investing activities:
Capital expenditures	—	(85,207)	(60,837)	(9,129)	—	(155,173)
Proceeds from redemption of marketable securities	—	—	—	172,968	—	172,968
Purchase of marketable securities and investments	—	(4,560)	(28,751)	(102,692)	17,733	(118,270)
Proceeds from sale of investment in Shred-it	—	23,935	—	1,941	—	25,876
Acquisitions of businesses, net of cash acquired	—	(7,245)	—	(10,533)	—	(17,778)
Other, net	(460,630)	177,446	21,190	1,591	260,735	332
Net cash (used in) provided by investing activities	(460,630)	104,369	(68,398)	54,146	278,468	(92,045)

Cash flows from financing activities:
Proceeds from issuance of commercial paper, net	—	66,000	—	—	—	66,000
Proceeds from issuance of debt	—	—	(2,000)	2,000	—	—
Repayment of debt	—	(250,000)	—	—	—	(250,000)
Prepaid short-term debt financing fees	—	(13,495)	—	—	—	(13,495)
Proceeds from exercise of stock-based compensation awards	19,225	—	—	—	—	19,225
Repurchase of common stock	(19,230)	—	—	—	—	(19,230)
Other, net	—	(5,572)	—	—	—	(5,572)
Net cash (used in) provided by financing activities	(5)	(203,067)	(2,000)	2,000	—	(203,072)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(2,388)	—	(2,388)

Net (decrease) increase in cash and cash equivalents	—	(11,332)	(52,967)	68,515	—	4,216
Cash and cash equivalents at beginning of period	—	57,893	55,392	26,072	—	139,357
Cash and cash equivalents at end of period	$—	$46,561	$2,425	$94,587	$—	$143,573

Condensed Consolidating Statement of Cash Flows
Six Months Ended November 30, 2015
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Cash flows from operating activities:
Net income (loss)	$445,281	$305,340	$144,586	$(2,249)	$(447,677)	$445,281
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	—	46,231	22,231	4,668	—	73,130
Amortization of intangible assets	—	7,248	337	179	—	7,764
Stock-based compensation	40,241	—	—	—	—	40,241
Gain on Storage transactions	—	(12,547)	—	(3,239)	—	(15,786)
(Gain) loss on Shred-it	—	(362,237)	—	12,499	—	(349,738)
Deferred income taxes	—	(93,097)	(6,913)	1,587	—	(98,423)
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	—	(24,824)	(13,014)	(1,580)	—	(39,418)
Inventories, net	—	(20,021)	(2,049)	(365)	2,594	(19,841)
Uniforms and other rental items in service	—	(6,851)	(2,319)	(1,530)	(193)	(10,893)
Prepaid expenses and other current assets	—	128	(2,534)	37	—	(2,369)
Accounts payable	—	(388,996)	403,502	4,872	(10)	19,368
Accrued compensation and related liabilities	—	(18,569)	(3,520)	(682)	—	(22,771)
Accrued liabilities and other	—	685	976	(1,344)	724	1,041
Income taxes, current	—	231,042	6,309	100	—	237,451
Net cash provided by (used in) operating activities	485,522	(336,468)	547,592	12,953	(444,562)	265,037

Cash flows from investing activities:
Capital expenditures	—	(67,463)	(47,537)	(6,817)	—	(121,817)
Proceeds from redemption of marketable securities	—	—	—	212,081	—	212,081
Purchase of marketable securities and investments	—	(3,437)	(7,549)	(264,365)	4,010	(271,341)
Proceeds from Storage transactions, net of cash acquired	—	32,099	—	3,239	—	35,338
Proceeds from sale of Shred-it	—	565,643	—	12,614	—	578,257
Acquisitions of businesses, net of cash acquired	—	(96,465)	—	(24,772)	—	(121,237)
Other, net	(100,673)	(60,133)	(278,564)	81	441,276	1,987
Net cash (used in) provided by investing activities	(100,673)	370,244	(333,650)	(67,939)	445,286	313,268

Cash flows from financing activities:
Proceeds from issuance of debt	—	—	(55)	55	—	—
Repayment of debt	—	(309)	1,053	(36)	(724)	(16)
Exercise of stock-based compensation awards	17,444	—	—	—	—	17,444
Repurchase of common stock	(402,293)	—	—	—	—	(402,293)
Other, net	—	976	—	(330)	—	646
Net cash (used in) provided by financing activities	(384,849)	667	998	(311)	(724)	(384,219)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(4,374)	—	(4,374)

Net increase (decrease) in cash and cash equivalents	—	34,443	214,940	(59,671)	—	189,712
Cash and cash equivalents at beginning of period	—	74,632	248,716	93,725	—	417,073
Cash and cash equivalents at end of period	$—	$109,075	$463,656	$34,054	$—	$606,785

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

RESULTS OF OPERATIONS

Cintas classifies its business into two reportable operating segments and places the remainder of its operating segments in an All Other category. Cintas’ two reportable operating segments are Uniform Rental and Facility Services and First Aid and Safety Services. The Uniform Rental and Facility Services operating segment consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops, and shop towels and other ancillary items. In addition to these rental items, restroom cleaning services and supplies and carpet and tile cleaning services are also provided within this operating segment. The First Aid and Safety Services operating segment consists of first aid and safety services. The remainder of Cintas’ business, which consists primarily of Fire Protection Services and its Direct Sale business, is included in All Other. These reporting units consist of fire protection products and services and the direct sale of uniforms and related items. Revenue and income before income taxes for the six months ended November 30, 2016 and 2015 for the two reportable operating segments and All Other is presented in Note 11 entitled Segment Information of “Notes to Consolidated Condensed Financial Statements.”

On August 1, 2015, the Company acquired all of the shares of ZEE Medical Inc. (ZEE), a first aid, safety, training and emergency products business that is included in the First Aid and Safety Services reportable operating segment. See Note 9 entitled Acquisitions for additional information.

On August 15, 2016, the Company entered into the Agreement and Plan of Merger (Merger Agreement) pursuant to which the Company will acquire all outstanding shares of G&K Services, Inc. (G&K) for $97.50 per share in cash, for a total enterprise value of approximately $2.2 billion, including acquired net debt. The completion of the merger (Merger) is subject to customary conditions, including, without limitation: the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; the receipt of Canadian antitrust approvals; the absence of any order, law or other legal restraint or prohibition preventing or prohibiting completion of the Merger; subject to certain exceptions, the accuracy of representations and warranties of the Company, Bravo Merger Sub, Inc. (Merger Sub) a wholly-own subsidiary of Cintas and G&K; and the performance or compliance by the Company, Merger Sub and G&K with their respective covenants and agreements. See Note 9 entitled Acquisitions for additional information.
Consolidated Results

Three Months Ended November 30, 2016 Compared to Three Months Ended November 30, 2015

Total revenue increased 6.4% for the three months ended November 30, 2016 over the same period in the prior fiscal year, from $1,219.1 million to $1,296.9 million. Revenue increased organically by 5.7% as a result of increased sales volume. Organic growth adjusts for the impact of acquisitions and foreign currency exchange rate fluctuations. Total revenue was positively impacted by 0.8% due to acquisitions and negatively impacted by 0.1% due to foreign currency exchange rate fluctuations in the three months ended November 30, 2016 compared to the three months ended November 30, 2015.

Uniform Rental and Facility Services reportable operating segment revenue increased 7.2% for the three months ended November 30, 2016 over the same period in the prior fiscal year, from $937.7 million to $1,005.6 million. Revenue increased organically by 6.5%. Revenue growth was positively impacted 0.7% due to acquisitions in the three months ended November 30, 2016 compared to the same period in the prior fiscal year. Growth was driven by many factors including new business sold by sales representatives and penetration of additional products and services into existing customers.

Other revenue, consisting of revenue from the First Aid and Safety Services reportable operating segment and All Other, increased 3.5% for the three months ended November 30, 2016 compared to the same period in the prior fiscal year, from $281.4 million to $291.4 million. Revenue increased organically by 3.0%. Revenue growth was negatively impacted by 0.2% due to foreign currency exchange rate fluctuations. The remaining 0.7% increase represents growth derived through acquisitions in our First Aid and Safety Services reportable operating segment and our Fire Protection business, which is included in All Other.

Cost of uniform rental and facility services consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other ancillary items. Cost of uniform rental and facility services increased $29.7 million, or 5.6%, for the three months ended November 30, 2016, compared to the three months ended November 30, 2015. This increase was due to higher Uniform Rental and Facility Services reportable operating segment sales volume.

Cost of other consists primarily of cost of goods sold (predominantly first aid and safety products, uniforms, and fire protection products), delivery expenses and distribution expenses in the First Aid and Safety Services reportable operating segment and All Other. Cost of other increased $4.2 million, or 2.5%, for the three months ended November 30, 2016, compared to the three months ended November 30, 2015. The increase was primarily due to higher sales volume in the First Aid and Safety Services reportable operating segment and All Other.

Selling and administrative expenses increased $38.2 million, or 11.7%, for the three months ended November 30, 2016, compared to the same period in the prior fiscal year. The majority of the increase was due to higher Uniform Rental and Facility Services and First Aid and Safety Services reportable operating segment sales volume, increased employee-partner medical expenses and increased costs related to investments in a new enterprise resource planning system, a national branding campaign and sales resources to grow our recently acquired customers in our First Aid and Safety reportable operating segment. Operating income for the three months ended November 30, 2016 was negatively impacted by $3.3 million of transaction expenses incurred in connection with the previously announced Merger Agreement. For the three months ended November 30, 2016, the after-tax effect of these expenses represents a negative impact of $0.02 per share on diluted earnings per share.

Net interest expense (interest expense less interest income) was $13.2 million for the three months ended November 30, 2016, compared to $16.1 million for the three months ended November 30, 2015. The decrease was primarily due to payment of the $250 million five-year 2.85% coupon senior notes that matured on June 1, 2016 with cash on hand and the proceeds from the issuance of commercial paper. The average amount of commercial paper outstanding during the period was $128.5 million and the weighted average interest rate applicable to the outstanding commercial paper was approximately 0.72%, which are both lower than the five-year senior notes that matured.

Cintas’ effective tax rate on continuing operations was 34.9% for the three months ended November 30, 2016 and 37.4% for the three months ended November 30, 2015. The rate decreased in the three months ended November 30, 2016, primarily as a result of tax benefits of approximately $1.6 million related to the release of reserves in connection with the closing of a federal audit and approximately $2.4 million from the adoption of Accounting Standards Update (ASU) 2016-09, "Improvements to Employee Share-Based Payment Accounting." The adoption of ASU 2016-09 also resulted in an increase in the effect of dilutive securities of 0.8 million shares for the three months ended November 30, 2016. The election to recognize forfeitures as they occur resulted in additional stock compensation expense of $1.3 million for the three months ended November 30, 2016. For the three months ended November 30, 2016, the impacts from the adoption of ASU 2016-09 offset one another and thus, had no impact on diluted earnings per share.

Net income from continuing operations for the three months ended November 30, 2016 increased $8.0 million, or 6.9%, compared to the three months ended November 30, 2015. Diluted earnings per share from continuing operations was $1.13 for the three months ended November 30, 2016, which was an increase of 9.7% compared to the same period in the prior fiscal year. Diluted earnings per share from continuing operations increased due to the increase in earnings from continuing operations combined with the decrease in weighted average common shares outstanding. The decrease in common shares outstanding resulted from purchasing 4.3 million shares of common stock under the August 4, 2015 share buyback program since the beginning of the third quarter of fiscal 2016 through the second quarter of fiscal 2017.

Uniform Rental and Facility Services Reportable Operating Segment

Three Months Ended November 30, 2016 Compared to Three Months Ended November 30, 2015

Uniform Rental and Facility Services reportable operating segment revenue increased from $937.7 million to $1,005.6 million, or 7.2%, for the three months ended November 30, 2016, over the same period in the prior fiscal year, and the cost of uniform rental and facility services increased $29.7 million, or 5.6%. The reportable operating segment’s gross margin was $449.8 million, or 44.7% of revenue. The gross margin was 80 basis points higher than the prior fiscal year’s second quarter gross margin of 43.9%. The increase was driven by new business sold by sales representatives, penetration of additional products and services into existing customers and continuous improvement in process efficiency.

Selling and administrative expenses increased $26.8 million to 26.8% of revenue, compared to 25.8% in the second quarter of the prior fiscal year. This increase in expense was due primarily to increased employee-partner medical expenses as well as investments in an enterprise resource planning system and a national branding campaign.

Income before income taxes increased $8.1 million, or 4.8%, for the Uniform Rental and Facility Services reportable operating segment for the three months ended November 30, 2016 compared to the same period in the prior fiscal year. Income before income taxes was 17.6% of the reportable operating segment’s revenue, which was a 50 basis point decrease compared to the second quarter of the prior fiscal year of 18.1%. This decrease was due to the increase in selling and administrative expenses, as previously discussed, partially offset by the increase in gross margin.

First Aid and Safety Services Reportable Operating Segment

Three Months Ended November 30, 2016 Compared to Three Months Ended November 30, 2015

First Aid and Safety Services reportable operating segment revenue increased from $120.4 million to $124.8 million, or 3.6%, for the three months ended November 30, 2016 over the same period in the prior fiscal year. Revenue increased organically by 3.3% as a result of increased sales volume. The remaining 0.3% difference in growth rates represents growth derived through acquisitions.

Cost of first aid and safety services decreased $1.2 million, or 1.7%, for the three months ended November 30, 2016, over the three months ended November 30, 2015, due to sourcing synergies realized from the ZEE acquisition. The gross margin as a percent of revenue was 46.1% for the quarter ended November 30, 2016, which is an increase of 290 basis points compared to the gross margin as a percent of revenue of 43.2% in the same period of the prior fiscal year. The increase was driven primarily by improved sourcing and from leveraging of existing warehouses as a result of the ZEE acquisition.

Selling and administrative expenses increased $5.6 million to 34.3% of revenue, compared to 30.9% in the second quarter of the prior fiscal year. The increase was due primarily to an investment in sales resources to grow recently acquired customers from the ZEE acquisition and employee-partner medical expenses.

Income before income taxes for the First Aid and Safety Services reportable operating segment decreased $0.1 million to $14.8 million for the three months ended November 30, 2016, compared to the same period in the prior fiscal year, due to the increase in selling and administrative expenses mentioned above. Income before income taxes, at 11.8% of the reportable operating segment’s revenue, was a 50 basis point decrease compared to the same quarter last fiscal year due to the reasons previously mentioned.

Consolidated Results

Six Months Ended November 30, 2016 Compared to Six Months Ended November 30, 2015

Total revenue increased 7.2% for the six months ended November 30, 2016 over the same period in the prior fiscal year, from $2,418.0 million to $2,591.1 million. Revenue increased organically by 5.7% as a result of increased sales volume. Organic growth adjusts for the impact of acquisitions and foreign currency exchange rate fluctuations. Total revenue was positively impacted by 1.6% due to acquisitions and negatively impacted by 0.1% due to foreign currency exchange rate fluctuations in the six months ended November 30, 2016 compared to the six months ended November 30, 2015.

Uniform Rental and Facility Services reportable operating segment revenue increased 6.9% for the six months ended November 30, 2016 over the same period in the prior fiscal year, from $1,876.1 million to $2,005.2 million. Revenue increased organically by 6.2%. Revenue growth was negatively impacted 0.1% due to foreign currency exchange rate fluctuations and positively impacted 0.8% due to acquisitions in the six months ended November 30, 2016 compared to the same period in the prior fiscal year. Growth was driven by many factors including new business sold by sales representatives and penetration of additional products and services into existing customers.

Other revenue, consisting of revenue from the First Aid and Safety Services reportable operating segment and All Other, increased 8.1% for the six months ended November 30, 2016 compared to the same period in the prior fiscal year, from $541.9 million to $585.9 million. Revenue increased organically by 4.1%. Revenue growth was negatively impacted by 0.2% due to foreign currency exchange rate fluctuations. The remaining 4.2% increase represents growth derived through acquisitions in our First Aid and Safety Services reportable operating segment and our Fire Protection business, which is included in All Other.

Cost of uniform rental and facility services consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other ancillary items. Cost of uniform rental and facility services increased $52.1 million, or 5.0%, for the six months ended November 30, 2016, compared to the six months ended November 30, 2015. This increase was due to higher Uniform Rental and Facility Services reportable operating segment sales volume.

Cost of other consists primarily of cost of goods sold (predominantly first aid and safety products, uniforms, and fire protection products), delivery expenses and distribution expenses in the First Aid and Safety Services reportable operating segment and All Other. Cost of other increased $17.3 million, or 5.4%, for the six months ended November 30, 2016, compared to the six months ended November 30, 2015. The increase was primarily due to higher sales volume in the First Aid and Safety Services reportable operating segment and All Other.

Selling and administrative expenses increased $73.6 million, or 11.1%, for the six months ended November 30, 2016, compared to the same period in the prior fiscal year. The majority of the increase was due to higher Uniform Rental and Facility Services and First Aid and Safety Services reportable operating segment sales volume, increased employee-partner medical expenses and increased costs related to investments in a new enterprise resource planning system, a national branding campaign and sales resources to grow our recently acquired customers in our First Aid and Safety segment. Operating income for the six months ended November 30, 2016 was negatively impacted by $6.1 million of transaction expenses incurred in connection with the previously announced Merger Agreement. For the six months ended November 30, 2016, the after-tax effect of these expenses represents a negative impact of $0.04 per share on diluted earnings per share.

Net interest expense (interest expense less interest income) was $27.3 million for the six months ended November 30, 2016, compared to $32.4 million for the three months ended November 30, 2015. The decrease was primarily due to payment of the $250 million five-year 2.85% coupon senior notes that matured on June 1, 2016 with cash on hand and the proceeds from the issuance of commercial paper. The average amount of commercial paper outstanding during the period was $156.9 million and the weighted average interest rate applicable to the outstanding commercial paper was approximately 0.68%, which are both lower than the five-year senior notes that matured.

Cintas’ effective tax rate on continuing operations was 31.6% for the six months ended November 30, 2016 and 37.3% for the six months ended November 30, 2015. The rate decreased in the six months ended November 30, 2016, primarily as a result of tax benefits of approximately $1.6 million related to the release of reserves in connection with the closing of a federal audit and approximately $19.6 million from the adoption of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." The adoption of ASU 2016-09 also resulted in an increase in the effect of dilutive securities of 0.8 million shares for the six months ended November 30, 2016. The election to recognize forfeitures as they occur resulted in additional stock compensation expense of $3.0 million for the six months ended November 30, 2016. For the six months ended November 30, 2016, the impacts from the adoption of ASU 2016-09 partially offset one another, resulting in a positive impact of $0.13 per share on diluted earnings per share.

Net income from continuing operations for the six months ended November 30, 2016 increased $39.9 million, or 18.0%, compared to the six months ended November 30, 2015. Diluted earnings per share from continuing operations was $2.39 for the six months ended November 30, 2016, which was an increase of 21.9% compared to the same period in the prior fiscal year. Diluted earnings per share from continuing operations increased due to the increase in earnings from continuing operations combined with the decrease in weighted average common shares outstanding. The decrease in common shares outstanding resulted from purchasing 4.3 million shares of common stock under the August 4, 2015 share buyback program since the beginning of the third quarter of fiscal 2016 through the second quarter of fiscal 2017.

Uniform Rental and Facility Services Reportable Operating Segment

Six Months Ended November 30, 2016 Compared to Six Months Ended November 30, 2015

Uniform Rental and Facility Services reportable operating segment revenue increased from $1,876.1 million to $2,005.2 million, or 6.9%, for the six months ended November 30, 2016, over the same period in the prior fiscal year, and the cost of uniform rental and facility services increased $52.1 million, or 5.0%. The reportable operating segment’s gross margin was $908.5 million, or 45.3% of revenue. The gross margin was 100 basis points higher than the prior fiscal year’s first half gross margin of 44.3%. The increase was driven by new business sold by sales representatives, penetration of additional products and services into existing customers and continuous improvement in process efficiency.

Selling and administrative expenses increased $42.9 million to 26.9% of revenue, compared to 26.5% in the first six months of the prior fiscal year. This increase in expense was due primarily to increased employee-partner medical expenses as well as investments in an enterprise resource planning system and a national branding campaign.

Income before income taxes increased $27.9 million, or 8.3%, for the Uniform Rental and Facility Services reportable operating segment for the six months ended November 30, 2016 compared to the same period in the prior fiscal year. Income before income taxes was 18.1% of the reportable operating segment’s revenue, which was a 30 basis point increase compared to the first half of the prior fiscal year of 17.8%. This increase was due to the increase in gross margin, partially offset by the increase in selling and administrative expenses as previously discussed.

First Aid and Safety Services Reportable Operating Segment

Six Months Ended November 30, 2016 Compared to Six Months Ended November 30, 2015

First Aid and Safety Services reportable operating segment revenue increased from $219.9 million to $249.6 million, or 13.4%, for the six months ended November 30, 2016 over the same period in the prior fiscal year. Revenue increased organically by 4.2% as a result of increased sales volume. The remaining 9.2% difference in growth rates represents growth derived through acquisitions, primarily the ZEE acquisition on August 1, 2015.

Cost of first aid and safety services increased $9.2 million, or 7.3%, for the six months ended November 30, 2016, over the six months ended November 30, 2015, due to increased sales volume. The gross margin as a percent of revenue was 45.9% for the six months ended November 30, 2016, which is an increase of 310 basis points compared to the gross margin as a percent of revenue of 42.8% in the same period of the prior fiscal year. The increase was driven primarily by improved sourcing and from leveraging of existing warehouses as a result of the ZEE acquisition.

Selling and administrative expenses increased $17.7 million to 35.4% of revenue, compared to 32.1% in the first six months of the prior fiscal year. The increase was due primarily to an investment in sales resources to grow recently acquired customers from the ZEE acquisition and employee-partner medical expenses.

Income before income taxes for the First Aid and Safety Services reportable operating segment increased $2.9 million to $26.3 million for the six months ended November 30, 2016, compared to the same period in the prior fiscal year, due to the increase in revenue from both organic growth and the ZEE acquisition. Income before income taxes, at 10.5% of the reportable operating segment’s revenue, was a 20 basis point decrease compared to the same period last fiscal year due to the reasons previously mentioned.

LIQUIDITY AND CAPITAL RESOURCES

The following is a summary of our cash flows and cash, cash equivalents and marketable securities as of and for the six months ended November 30, 2016 and 2015:

(In thousands)	2016	2015

Net cash provided by operating activities	$301,721	$265,037
Net cash (used in) provided by investing activities	$(92,045)	$313,268
Net cash used in financing activities	$(203,072)	$(384,219)

Cash and cash equivalents at the end of the period	$143,573	$606,785
Marketable securities at the end of the period	$—	$65,826

Cash, cash equivalents and marketable securities as of November 30, 2016 and 2015 include $94.6 million and $99.9 million, respectively, that is located outside of the United States. We expect to use these amounts to fund our international operations and international expansion activities.

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

Net cash provided by operating activities was $301.7 million for the six months ended November 30, 2016, an increase of $36.7 million compared to the same period last fiscal year. The increase was primarily the result of higher net income from continuing operations offset by changes in working capital.

Net cash used in investing activities includes capital expenditures and cash paid for acquisitions of businesses. Capital expenditures were $155.2 million and $121.8 million for the six months ended November 30, 2016 and 2015, respectively. Current year capital expenditures primarily relate to expansion efforts in the Uniform Rental and Facility Services reportable operating segment, representing $132.6 million of the current year outflow. Cash paid for acquisitions of businesses net of cash acquired was $17.8 million and $121.2 million for the six months ended November 30, 2016 and 2015, respectively. The acquisitions during the six months ended November 30, 2016 occurred in our Uniform Rental and Facility Services reportable operating segment, First Aid and Safety Services reportable operating segment and our Fire Protection business, which is included in All Other. Cash paid for acquisition of businesses net of cash acquired during the six months ended November 30, 2015 included the acquisition of ZEE. For the six months ended November 30, 2016 and 2015, net cash provided by investing activities included $25.9 million and $578.3 million, respectively, of proceeds related to the sale of our investment in the Shred-it Partnership. In addition, for the six months ended November 30, 2015, there was $35.3 million of cash received from the sale of our document imaging and retention services (Storage) and certain real estate that was excluded from the Storage sale. Net cash used in investing activities also includes net proceeds from purchases and redemptions of marketable securities and investments of $54.7 million for the six months ended November 30, 2016. For the six months ended November 30, 2015, net cash provided by investing activities includes net purchases of marketable securities and investments of $59.3 million.

Net cash used in financing activities was $203.1 million and $384.2 million for the six months ended November 30, 2016 and 2015, respectively. On January 13, 2015, we announced that the Board of Directors authorized a $500.0 million share buyback program, which does not have an expiration date. During the first three months of fiscal 2016, under the January 13, 2015 program, we purchased 2.4 million shares of Cintas common stock at an average price of $85.65 per share for a total purchase price of $202.5 million. From the inception of the January 13, 2015 share buyback program through the completion of the program in September 2015, Cintas purchased a total of 5.9 million shares of Cintas common stock at an average price of $84.07 per share for a total purchase price of $500.0 million. On August 4, 2015, we announced that the Board of Directors authorized a $500.0 million share buyback program. During the six months ended November 30, 2016, under the August 4, 2015 share buyback plan, we purchased 0.1 million shares at an average price of $94.11 per share for a total purchase price of $3.7 million. This completed the August 4, 2015 program through which Cintas purchased a total of 5.7 million shares of Cintas common stock at an average price of $87.89 for a total purchase price of $500.0 million. On August 2, 2016, we announced that the Board of Directors authorized a new $500.0 million share buyback program, which does not have an expiration date. There were no share buybacks subsequent to November 30, 2016 through January 6, 2017. In addition, for the six months ended November 30, 2016, Cintas acquired 0.2 million shares of Cintas common stock for employee payroll taxes due on restricted stock awards that vested during the six months ended November 30, 2016. These shares were acquired at an average price of $99.88 per share for a total purchase price of $15.5 million.

On June 1, 2016, Cintas paid the $250.0 million five-year senior notes that matured on that date with cash on hand and proceeds from the issuance of commercial paper. As of November 30, 2016, we had $1,044.8 million aggregate principal amount in fixed rate senior notes outstanding, net of $5.2 million of deferred financing fees, with maturities ranging from 2017 to 2036.

On August 15, 2016, the Company entered into the Merger Agreement pursuant to which the Company will acquire all outstanding shares of G&K for $97.50 per share in cash, for a total enterprise value of approximately $2.2 billion, including acquired net debt. It is expected that this acquisition will be financed with short-term and long-term debt. In connection with the company's entry into the Merger Agreement, Cintas pre-paid $13.5 million in fees to acquire the bridge loan financing. As of November 30, 2016, these fees are recorded in prepaid assets on the balance sheet and will be expensed over the life of the bridge loan financing. In addition, the credit agreement that supports our commercial paper program was amended on September 16, 2016. The amendment increased the capacity of the revolving credit facility from $450.0 million to $600.0 million and added a $250.0 million term loan facility. The $150.0 million increase in the revolving credit facility will take effect on the earlier date of either the consummation of the Merger contemplated by the Merger Agreement among the Corporation, G&K and Merger Sub or the date on which the Merger Agreement is validly terminated. The term loan facility shall only be funded upon the consummation of the Merger. The credit agreement has an accordion feature that provides Cintas the ability to request increases to the borrowing commitments under either the revolving credit facility or the term loan facility of up to $250.0 million in the aggregate, subject to customary conditions. The amendment also extended the maturity date of the agreement to September 15, 2021.

As of November 30, 2016, there was $66.0 million aggregate principal amount of commercial paper outstanding with a weighted average interest rate of 0.84% and maturity dates less than 30 days. No commercial paper or borrowings under our revolving credit facility were outstanding as of May 31, 2016.

Cintas has certain covenants related to debt agreements. These covenants limit our ability to incur certain liens, to engage in sale-leaseback transactions and to merge, consolidate or sell all or substantially all of Cintas' assets. These covenants also require Cintas to maintain certain debt to earnings before interest, taxes, depreciation and amortization (EBITDA) and interest coverage ratios. Cross-default provisions exist between certain debt instruments. If a default of a significant covenant were to occur, the default could result in an acceleration of the maturity of the indebtedness, impair liquidity and limit the ability to raise future capital. As of November 30, 2016, Cintas was in compliance with all debt covenants.

Our access to the commercial paper and long-term debt markets has historically provided us with sources of liquidity.  We do not anticipate having difficulty in obtaining financing from those markets in the future in view of our favorable experiences in the debt markets in the recent past. Our ability to continue to access the commercial paper and long-term debt markets on favorable interest rate and other terms will depend, to a significant degree, on the ratings assigned by the credit rating agencies to our indebtedness. As of November 30, 2016, our ratings were as follows:

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements. Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “predicts,” “projects,” “plans,” “expects,” “intends,” “target,” “forecast,” “believes,” “seeks,” “could,” “should,” “may” and “will” or the negative versions thereof and similar words, terms and expressions and by the context in which they are used. Such statements are based upon current expectations of Cintas and speak only as of the date made. You should not place undue reliance on any forward-looking statement. We cannot guarantee that any forward-looking statement will be realized. These statements are subject to various risks, uncertainties, potentially inaccurate assumptions and other factors that could cause actual results to differ from those set forth in or implied by this Quarterly Report. Factors that might cause such a difference include, but are not limited to, the possibility that the closing conditions to the Merger may not be satisfied or waived, including that a governmental entity may prohibit, delay or refuse to grant a necessary regulatory approval; delay in closing the Merger or the possibility of non-consummation of the Merger; the potential for regulatory authorities to require divestitures in connection with the Merger; the occurrence of any event that could give rise to termination of the Merger Agreement; the risk that stockholder litigation in connection with the Merger may affect the timing or occurrence of the Merger or result in significant costs of defense, indemnification and liability; risks inherent in the achievement of cost synergies and the timing thereof, including whether the Merger will be accretive and within the expected timeframe; risks related to the disruption of the transaction to G&K and its management; the effect of announcement of the transaction on G&K's ability to retain and hire key personnel and maintain relationships with customers, suppliers and other third parties; our ability to promptly and effectively integrate acquisitions, including G&K and ZEE; the possibility of greater than anticipated operating costs including energy and fuel costs; lower sales volumes; loss of customers due to outsourcing trends; the performance and costs of integration of acquisitions, including G&K and ZEE; fluctuations in costs of materials and labor including increased medical costs; costs and possible effects of union organizing activities; failure to comply with government regulations concerning employment discrimination, employee pay and benefits and employee health and safety; the effect on operations of exchange rate fluctuations, tariffs and other political, economic and regulatory risks; uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation; the cost, results and ongoing assessment of internal controls for financial reporting required by the Sarbanes-Oxley Act of 2002; costs of our SAP system implementation; disruptions caused by the inaccessibility of computer systems data, including cybersecurity risks; the initiation or outcome of litigation, investigations or other proceedings; higher assumed sourcing or distribution costs of products; the disruption of operations from catastrophic or extraordinary events; the amount and timing of repurchases of our common stock, if any; changes in federal and state tax and labor laws; and the reactions of competitors in terms of price and service. Cintas undertakes no obligation to publicly release any revisions to any forward-looking statements or to otherwise update any forward-looking statements whether as a result of new information or to reflect events, circumstances or any other unanticipated developments arising after the date on which such statements are made. A further list and description of risks, uncertainties and other matters can be found in our Annual Report on Form 10-K for the year ended May 31, 2016 and in our reports on Forms 10-Q and 8-K. The risks and uncertainties described herein are not the only ones we may face. Additional risks and uncertainties presently not known to us or that we currently believe to be immaterial may also harm our business.

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

ITEM 4.
CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

With the participation of Cintas’ management, including Cintas’ Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, Cintas has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of November 30, 2016.  Based on such evaluation, Cintas’ management, including Cintas’ Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, has concluded that Cintas’ disclosure controls and procedures were effective as of November 30, 2016, in ensuring (i) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is accumulated and communicated to Cintas’ management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in Cintas’ internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended November 30, 2016, that have materially affected, or are reasonably likely to materially affect, Cintas’ internal control over financial reporting. See “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” on pages 28 through 30 of our Annual Report on Form 10-K for the fiscal year ended May 31, 2016.

Part II.  Other Information

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Period (In millions, except share and per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan (1)	Maximum approximate dollar value of shares that may yet be purchased under the plan (1)

September 1 - 30, 2016	—	$—	—	$500.0
October 1 - 31, 2016 (2)	1,122	$106.73	—	$500.0
November 1 - 30, 2016(3)	1,618	$115.58	—	$500.0
Total	2,740	$111.96	—	$500.0

(1) On August 2, 2016, Cintas announced that the Board of Directors authorized a $500.0 million share buyback program, which does not have an expiration date.
(2) During October 2016, Cintas acquired 1,122 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $106.73 per share for a total purchase price of $0.1 million.
(3) During November 2016, Cintas acquired 1,618 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $115.58 per share for a total purchase price of $0.2 million.

Item 5.     Other Information.

On October 18, 2016, Cintas declared an annual cash dividend of $1.33 per share on outstanding common stock, a 26.7% increase over the annual dividend paid in the prior year. The dividend was paid on December 2, 2016, to shareholders of record as of November 4, 2016

Item 6.     Exhibits.

10.1
Amended and Restated Credit Agreement, dated as of September 16, 2016, among Cintas Corp.
No. 2, the Lenders party thereto and KeyBank National Association, as Administrative Agent
(Incorporated by reference to Cintas' Current Report on Form 8-K dated September 22, 2016).

10.2	Cintas Corporation 2016 Equity and Incentive Compensation Plan (Incorporated by reference to Cintas' Current Report on Form 8-K dated October 20, 2016).
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINTAS CORPORATION
(Registrant)

Date:	January 6, 2017	/s/	J. Michael Hansen

J. Michael Hansen
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1
Amended and Restated Credit Agreement, dated as of September 16, 2016, among Cintas Corp.
No. 2, the Lenders party thereto and KeyBank National Association, as Administrative Agent
(Incorporated by reference to Cintas' Current Report on Form 8-K dated September 22, 2016).

10.2	Cintas Corporation 2016 Equity and Incentive Compensation Plan (Incorporated by reference to Cintas' Current Report on Form 8-K dated October 20, 2016).
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document