Form 10-Q
period 2017-02-28
CINTAS CORP
filed 2017-04-07
CIK 723254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2017

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
Non-Accelerated Filer          (Do not check if a smaller reporting company)

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      No     ✓

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding March 31, 2017
Common Stock, no par value	105,322,553

CINTAS CORPORATION

CINTAS CORPORATION
ITEM 1. FINANCIAL STATEMENTS.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
(In thousands except per share data)

	Three Months Ended		Nine Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Revenue:
Uniform rental and facility services	$993,398	$936,565	$2,998,559	$2,812,677
Other	287,737	279,518	873,629	821,376
	1,281,135	1,216,083	3,872,188	3,634,053
Costs and expenses:
Cost of uniform rental and facility services	546,538	524,656	1,643,222	1,569,250
Cost of other	168,173	166,819	507,341	488,651
Selling and administrative expenses	362,385	331,656	1,101,633	997,344
G&K Services, Inc. transaction expenses	9,344	—	15,478	—

Operating income	194,695	192,952	604,514	578,808

Interest income	(11)	(335)	(107)	(565)
Interest expense	13,696	16,163	41,135	48,746

Income before income taxes	181,010	177,124	563,486	530,627
Income taxes	62,363	59,845	183,294	191,697
Income from continuing operations	118,647	117,279	380,192	338,930
(Loss) income from discontinued operations, net of tax expense of $1,098, tax benefit of $741 and tax expense of $10,051 and $142,235, respectively	(642)	62	16,281	223,692
Net income	$118,005	$117,341	$396,473	$562,622

Basic earnings (loss) per share:
Continuing operations	$1.11	$1.07	$3.56	$3.06
Discontinued operations	(0.01)	0.00	0.15	2.02
Basic earnings per share	$1.10	$1.07	$3.71	$5.08

Diluted earnings (loss) per share:
Continuing operations	$1.08	$1.05	$3.47	$3.01
Discontinued operations	(0.01)	0.00	0.15	1.99
Diluted earnings per share	$1.07	$1.05	$3.62	$5.00

Dividends declared per share	$—	$—	$1.33	$1.05

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016

Net income	$118,005	$117,341	$396,473	$562,622

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,400	(2,405)	(5,135)	(19,044)
Cumulative translation adjustment on investment in Shred-it	—	—	—	6,472
Change in fair value of derivatives	2,560	(14,070)	16,913	(14,070)
Amortization of interest rate lock agreements	385	488	1,155	1,464
Change in fair value of available-for-sale securities	—	(7)	—	(25)

Other comprehensive income (loss)	5,345	(15,994)	12,933	(25,203)

Comprehensive income	$123,350	$101,347	$409,406	$537,419

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands except share data)

	February 28, 2017	May 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$147,244	$139,357
Marketable securities	—	70,405
Accounts receivable, net	598,863	563,178
Inventories, net	272,181	249,362
Uniforms and other rental items in service	539,730	539,956
Income taxes, current	20,560	1,712
Prepaid expenses and other current assets	51,363	26,065
Total current assets	1,629,941	1,590,035

Property and equipment, at cost, net	1,090,209	994,237

Investments	148,168	124,952
Goodwill	1,303,038	1,291,593
Service contracts, net	83,720	83,715
Other assets, net	16,088	14,283
	$4,271,164	$4,098,815

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$127,940	$114,514
Accrued compensation and related liabilities	95,353	101,976
Accrued liabilities	321,324	349,065
Debt due within one year	399,351	250,000
Total current liabilities	943,968	815,555

Long-term liabilities:
Debt due after one year	745,189	1,044,422
Deferred income taxes	267,065	259,475
Accrued liabilities	136,684	136,704
Total long-term liabilities	1,148,938	1,440,601

Shareholders’ equity:
Preferred stock, no par value:	—	—
100,000 shares authorized, none outstanding
Common stock, no par value:	476,373	409,682
425,000,000 shares authorized
FY 2017: 180,777,903 issued and 105,191,298 outstanding
FY 2016: 179,598,516 issued and 104,213,479 outstanding
Paid-in capital	200,572	205,260
Retained earnings	5,086,584	4,805,867
Treasury stock:	(3,573,330)	(3,553,276)
FY 2017: 75,586,605 shares
FY 2016: 75,385,037 shares
Accumulated other comprehensive loss	(11,941)	(24,874)
Total shareholders’ equity	2,178,258	1,842,659
	$4,271,164	$4,098,815
See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	February 28, 2017	February 29, 2016
Cash flows from operating activities:
Net income	$396,473	$562,622
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	120,493	110,535
Amortization of intangible assets	11,221	12,136
Stock-based compensation	63,578	57,169
Gain on Storage transactions	—	(15,786)
Gain on Shred-it	(25,876)	(349,738)
Deferred income taxes	(3,472)	(74,540)
Change in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(28,646)	(41,523)
Inventories, net	(23,364)	(24,009)
Uniforms and other rental items in service	(53)	(6,905)
Prepaid expenses and other current assets	(11,387)	(1,580)
Accounts payable	15,538	37,370
Accrued compensation and related liabilities	(5,812)	(3,731)
Accrued liabilities and other	(6,079)	(18,301)
Income taxes, current	(18,856)	53,435
Net cash provided by operating activities	483,758	297,154

Cash flows from investing activities:
Capital expenditures	(218,621)	(207,502)
Proceeds from redemption of marketable securities	172,506	327,779
Purchase of marketable securities and investments	(125,634)	(384,796)
Proceeds from Storage transactions	—	35,338
Proceeds from sale of investment in Shred-it	25,876	578,257
Acquisitions of businesses, net of cash acquired	(19,630)	(151,731)
Other, net	28	4,433
Net cash (used in) provided by investing activities	(165,475)	201,778

Cash flows from financing activities:
Proceeds from issuance of commercial paper, net	99,500	—
Repayment of debt	(250,000)	(16)
Prepaid short-term debt financing fees	(13,949)	—
Proceeds from exercise of stock-based compensation awards	25,114	22,260
Dividends paid	(142,444)	(115,273)
Repurchase of common stock	(20,054)	(502,439)
Other, net	(5,801)	1,153
Net cash used in financing activities	(307,634)	(594,315)

Effect of exchange rate changes on cash and cash equivalents	(2,762)	(6,574)

Net increase (decrease) in cash and cash equivalents	7,887	(101,957)

Cash and cash equivalents at beginning of period	139,357	417,073

Cash and cash equivalents at end of period	$147,244	$315,116
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

Cintas' investment in the Shred-it Partnership (Shred-it) and the historical shredding business (Shredding) which was contributed to Shred-it are classified as discontinued operations for all periods presented as a result of the sale of Shred-it during fiscal 2016. During fiscal 2015, Cintas sold its document imaging and retention services business (Storage) and, as a result, its operations are also classified as discontinued operations for all periods presented. See Note 12 entitled Discontinued Operations for more information.

As disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2016, inventories are valued at the lower of cost (first-in, first-out) or market. Inventory is comprised of the following amounts at:

(In thousands)	February 28, 2017	May 31, 2016

Raw materials	$12,807	$17,794
Work in process	17,533	14,731
Finished goods	241,841	216,837
	$272,181	$249,362

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

In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the consolidated condensed balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective for annual and interim periods beginning after December 15, 2015. The guidance is applied retrospectively and early adoption is permitted. Cintas adopted ASU 2015-03 during the quarter ended August 31, 2016 and has applied this amended accounting guidance to its long-term debt and other assets for all periods presented. The impact of this change in accounting principle on balances previously reported as of May 31, 2016 was a reclassification of $5.6 million from other assets to debt due after one year within long-term liabilities.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments.” This amendment eliminates the requirement to retrospectively account for adjustments made to provisional amounts recognized in a business combination. This amendment became effective for Cintas beginning June 1, 2016, and was adopted prospectively in accordance with the standard. The adoption of this amendment did not have an effect on our consolidated condensed financial statements for the nine months ended February 28, 2017.

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

3.             Fair Value Measurements

All financial instruments that are measured at fair value on a recurring basis have been classified within the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the consolidated condensed balance sheet date. These financial instruments measured at fair value on a recurring basis are summarized below:

	As of February 28, 2017
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$147,244	$—	$—	$147,244
Prepaid expenses and other current assets:
Interest rate lock agreements	—	7,346	—	7,346
Total assets at fair value	$147,244	$7,346	$—	$154,590

	As of May 31, 2016
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$139,357	$—	$—	$139,357
Marketable securities:
Canadian treasury securities	—	70,405	—	70,405
Total assets at fair value	$139,357	$70,405	$—	$209,762

Long-term accrued liabilities:
Interest rate lock agreements	$—	$19,628	$—	$19,628
Total liabilities at fair value	$—	$19,628	$—	$19,628

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

Interest, realized gains and losses and declines in value determined to be other than temporary on available-for-sale securities are included in interest income or expense. The cost of the securities sold is based on the specific identification method. There were no outstanding marketable securities as of February 28, 2017. The amortized cost basis of marketable securities as of May 31, 2016 was $70.4 million. All outstanding marketable securities as of May 31, 2016 had contractual maturities due within one year.

Interest rate lock agreements were included in prepaid expenses and other assets as of February 28, 2017 and in long-term accrued liabilities as of May 31, 2016. The fair value of Cintas' interest rate lock agreements are based on similar exchange traded derivatives (market approach) and are, therefore, included within Level 2 of the fair value hierarchy. All other amounts included in other assets and long-term liabilities are not recorded at fair value.

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
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis as required under GAAP. The Company's acquisition of ZEE Medical Inc. (ZEE) in the first quarter of fiscal 2016 was recorded at fair value. See Note 9 entitled Acquisitions for additional information on the measurement of the ZEE assets acquired and liabilities assumed. There were no material acquisitions during the nine months ended February 28, 2017.

4.             Investments

Investments at February 28, 2017 of $148.2 million include the cash surrender value of insurance policies of $127.0 million, equity method investments of $16.2 million, and cost method investments of $5.0 million. Investments at May 31, 2016 of $125.0 million include the cash surrender value of insurance policies of $108.1 million, equity method investments of $14.5 million and cost method investments of $2.4 million.

Investments are generally evaluated for impairment on an annual basis or when indicators of impairment exist. For the nine months ended February 28, 2017 and February 29, 2016, no impairment losses were recorded.

5.             Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations using the two-class method for amounts attributable to Cintas’ common shares:

	Three Months Ended		Nine Months Ended
(In thousands except per share data)	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016

Basic Earnings per Share from Continuing Operations
Income from continuing operations	$118,647	$117,279	$380,192	$338,930
Less: income from continuing operations allocated to participating securities	2,262	1,871	7,217	5,500
Income from continuing operations available to common shareholders	$116,385	$115,408	$372,975	$333,430
Basic weighted average common shares outstanding	105,093	107,843	104,842	108,923

Basic earnings per share from continuing operations	$1.11	$1.07	$3.56	$3.06

	Three Months Ended		Nine Months Ended
(In thousands except per share data)	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016

Diluted Earnings per Share from Continuing Operations
Income from continuing operations	$118,647	$117,279	$380,192	$338,930
Less: income from continuing operations allocated to participating securities	2,262	1,871	7,217	5,500
Income from continuing operations available to common shareholders	$116,385	$115,408	$372,975	$333,430
Basic weighted average common shares outstanding	105,093	107,843	104,842	108,923
Effect of dilutive securities – employee stock options	2,799	1,620	2,666	1,689
Diluted weighted average common shares outstanding	107,892	109,463	107,508	110,612

Diluted earnings per share from continuing operations	$1.08	$1.05	$3.47	$3.01

Both basic and diluted loss per share from discontinued operations were $0.01 for the three months ended February 28, 2017. Both basic and diluted income per share from discontinued operations were $0.00 for the three months ended February 29, 2016. For the nine months ended February 28, 2017, both basic and diluted income per share from discontinued operations were $0.15. For the nine months ended February 29, 2016, basic and diluted income per share from discontinued operations were $2.02 and $1.99, respectively.

For both the three months ended February 28, 2017 and February 29, 2016, options granted to purchase 0.3 million shares of Cintas common stock, were excluded from the computation of diluted earnings per share. For the nine months ended February 28, 2017 and February 29, 2016, options granted to purchase 0.5 million and 0.3 million shares of Cintas common stock, respectively, were excluded from the computation of diluted earnings per share. The exercise prices of these options were greater than the average market price of the common stock (anti-dilutive).
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
For the nine months ended February 28, 2017, Cintas acquired 0.2 million shares of Cintas common stock for employee payroll taxes due on restricted stock awards that vested during the nine months ended February 28, 2017. These shares were acquired at an average price of $100.59 per share for a total purchase price of $16.3 million.

6.             Goodwill, Service Contracts and Other Assets

Changes in the carrying amount of goodwill and service contracts for the nine months ended February 28, 2017, by reportable operating segment and All Other, are as follows:

Goodwill (in thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Total

Balance as of June 1, 2016	$953,216	$241,448	$96,929	$1,291,593
Goodwill acquired	5,704	1,848	4,492	12,044
Foreign currency translation	(278)	(316)	(5)	(599)
Balance as of February 28, 2017	$958,642	$242,980	$101,416	$1,303,038

Service Contracts (in thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Total

Balance as of June 1, 2016	$21,191	$32,252	$30,272	$83,715
Service contracts acquired	3,514	1,612	4,637	9,763
Service contracts amortization	(2,436)	(2,810)	(4,472)	(9,718)
Foreign currency translation	(37)	(3)	—	(40)
Balance as of February 28, 2017	$22,232	$31,051	$30,437	$83,720

Information regarding Cintas’ service contracts and other assets is as follows:

	As of February 28, 2017
(In thousands)	Carrying Amount	Accumulated Amortization	Net

Service contracts	$404,894	$321,174	$83,720

Noncompete and consulting agreements	$42,822	$41,278	$1,544
Other	17,745	3,201	14,544
Total other assets	$60,567	$44,479	$16,088

	As of May 31, 2016
(In thousands)	Carrying Amount	Accumulated Amortization	Net

Service contracts	$395,482	$311,767	$83,715

Noncompete and consulting agreements	$42,378	$40,928	$1,450
Other	15,275	2,442	12,833
Total other assets	$57,653	$43,370	$14,283

Amortization expense for service contracts and other assets was $3.6 million and $4.4 million for the three months ended February 28, 2017 and February 29, 2016, respectively. Amortization expense for service contracts and other assets was $10.6 million and $12.1 million for the nine months ended February 28, 2017 and February 29, 2016, respectively. Estimated amortization expense for service contracts and other assets excluding any future acquisitions, for each of the next five full fiscal years is $14.4 million, $13.3 million, $12.7 million, $12.3 million and $10.4 million, respectively.

7.             Debt, Derivatives and Hedging Activities

Cintas' senior notes are recorded at cost, net of debt issuance costs. The fair value of the senior notes is estimated using Level 2 inputs based on general market prices. The carrying value and fair value of Cintas' senior notes as of February 28, 2017 were $1,050.0 million and $1,126.4 million, respectively, and as of May 31, 2016 were $1,300.0 million and $1,416.6 million, respectively. On June 1, 2016, Cintas paid the $250.0 million five-year senior notes that matured on that date with cash on hand and proceeds from the issuance of commercial paper.

On August 15, 2016, the Company entered into the Agreement and Plan of Merger (Merger Agreement) pursuant to which the Company will acquire all outstanding shares of G&K Services, Inc. (G&K) for $97.50 per share in cash, for a total enterprise value of approximately $2.2 billion, including acquired net debt. In connection with the Company's entry into the Merger Agreement, as of February 28, 2017, Cintas pre-paid $13.9 million in fees to acquire bridge loan financing. These fees were recorded in prepaid assets on the consolidated condensed balance sheet to be expensed over the life of the bridge loan as applicable. See Note 14 entitled Subsequent Events for more information on the acquisition of G&K.

The credit agreement that supports our commercial paper program was amended on September 16, 2016. The amendment increased the capacity of the revolving credit facility from $450.0 million to $600.0 million and added a $250.0 million term loan facility. The $150.0 million increase in the revolving credit facility took effect upon the consummation of the merger (Merger) contemplated by the Merger Agreement among the Company, G&K and Bravo Merger Sub, Inc. (Merger Sub), a wholly-owned subsidiary of Cintas. The term loan facility shall be only funded upon the consummation of the Merger. The credit agreement has an accordion feature that provides Cintas the ability to request increases to the borrowing commitments under either the revolving credit facility or the term loan facility of up to $250.0 million in the aggregate, subject to customary conditions. The amendment also extended the maturity date of the agreement to September 15, 2021. See Note 14 entitled Subsequent Events for more information on the Merger and impact on the credit agreement.

As of February 28, 2017, there was $99.5 million of commercial paper outstanding with a weighted average interest rate of 1.01% and maturity dates less than 30 days. The fair value of the commercial paper is estimated using Level 2 inputs based on general market prices. Given its short term nature, the carrying value of the outstanding commercial paper approximates fair value. No commercial paper or borrowings on our revolving credit facility were outstanding as of May 31, 2016.

Cintas uses interest rate locks to manage our overall interest expense as interest rate locks effectively change the interest rate of specific debt issuances. The interest rate locks are entered into to protect against unfavorable movements in the benchmark treasury rate related to forecasted debt issuances. Cintas used interest rate lock agreements to hedge against movements in the treasury rates at the time Cintas issued its senior notes in fiscal 2007, fiscal 2008, fiscal 2011 and fiscal 2013. The amortization of the cash flow hedges resulted in an increase to other comprehensive income of $0.4 million and $0.5 million for the three months ended February 28, 2017 and February 29, 2016, respectively. For the nine months ended February 28, 2017 and February 29, 2016, the amortization of the cash flow hedges resulted in an increase to other comprehensive income of $1.2 million and $1.5 million, respectively. As of February 28, 2017, Cintas had multiple interest rate lock agreements in place for forecasted long-term debt issuances. The notional value of the planned debt issuances is $500.0 million of 5-year senior notes and $1.0 billion of 10-year senior notes. As of February 28, 2017, these interest rate locks were recorded at their fair value, which was an asset of $7.3 million included in prepaid expenses and other assets, and recorded as other comprehensive income, net of tax. As of May 31, 2016, the fair value of these interest rate locks was a liability of $19.6 million and were recorded in long-term liabilities and other comprehensive income, net of tax. The interest rate locks had no impact on net income or cash flows from continuing operations for the nine months ended February 28, 2017. See Note 14 entitled Subsequent Events for more information on the outstanding interest rate locks.

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

8.             Income Taxes

In the normal course of business, Cintas provides for uncertain tax positions and the related interest and adjusts its unrecognized tax benefits and accrued interest accordingly. During the three months ended February 28, 2017, unrecognized tax benefits increased by approximately $0.4 million and accrued interest increased by approximately $0.1 million. During the nine months ended February 28, 2017, unrecognized tax benefits decreased by approximately $1.3 million and accrued interest decreased by approximately $0.1 million.

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

9.             Acquisitions

On August 15, 2016, the Company entered into the Merger Agreement pursuant to which the Company will acquire all outstanding shares of G&K for $97.50 per share in cash, for a total enterprise value of approximately $2.2 billion, including acquired net debt. In conjunction with the acquisition, Cintas incurred expenses during the three and nine months ended February 28, 2017, of $9.3 million and $15.5 million, respectively, related to the pending Merger for legal and professional services and regulatory fees. Many of these expenses are non-deductible for income tax purposes once the Merger has been executed. See Note 14 entitled Subsequent Events for additional information on the Merger.

During the first quarter of fiscal 2016, the Company acquired all of the shares of ZEE for acquisition-date fair value consideration of $134.0 million, consisting of cash of $120.6 million and contingent consideration, subject to certain holdback provisions of $13.4 million. To date, the Company has paid $4.5 million of the contingent consideration. This payment occurred during the nine months ended February 28, 2017 and is included within other financing activities on the statement of cash flows. ZEE operates within the First Aid and Safety Services reportable operating segment. This acquisition has expanded our footprint in van delivered first aid, safety, training and emergency products and will allow us to serve an even greater number of customers in North America.

The table below summarizes the final purchase price allocation of ZEE as determined by management with the assistance of third-party valuation specialists. Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. None of the goodwill is deductible for income tax purposes. The estimated useful life of the acquired service contracts is 10 years. The assets acquired and liabilities assumed are valued at the estimated fair value at the acquisition date as required by GAAP.

Assets:
Cash and cash equivalents	$333
Accounts receivable	16,705
Inventory	5,987
Other current assets	1,443
Property, plant and equipment	849
Goodwill	87,442
Service contracts	34,000
Other intangibles	4,500
Liabilities:
Accounts payable	(7,195)
Accrued liabilities	(4,428)
Deferred income taxes	(5,636)
Total consideration	$134,000

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

The results of operations for ZEE are included in the consolidated condensed statements of income from the date of acquisition. The proforma revenue, net income and earnings per share information relating to ZEE is not presented because they are not significant to Cintas.

10. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss), net of tax:

(In thousands)	Foreign Currency	Unrealized Loss on Derivatives	Other	Total

Balance at June 1, 2016	$(2,474)	$(20,830)	$(1,570)	$(24,874)
Other comprehensive income (loss) before reclassifications	115	(12,037)	(1)	(11,923)
Amounts reclassified from accumulated other comprehensive income (loss)	—	385	—	385
Net current period other comprehensive income (loss)	115	(11,652)	(1)	(11,538)
Balance at August 31, 2016	(2,359)	(32,482)	(1,571)	(36,412)
Other comprehensive (loss) income before reclassifications	(7,650)	26,390	1	18,741
Amounts reclassified from accumulated other comprehensive income (loss)	—	385	—	385
Net current period other comprehensive (loss) income	(7,650)	26,775	1	19,126
Balance at November 30, 2016	(10,009)	(5,707)	(1,570)	(17,286)
Other comprehensive income before reclassifications	2,400	2,560	—	4,960
Amounts reclassified from accumulated other comprehensive income (loss)	—	385	—	385
Net current period other comprehensive income	2,400	2,945	—	5,345
Balance at February 28, 2017	$(7,609)	$(2,762)	$(1,570)	$(11,941)

(In thousands)	Foreign Currency	Unrealized Loss on Derivatives	Other	Total

Balance at June 1, 2015	$2,987	$(10,626)	$(832)	$(8,471)
Other comprehensive loss before reclassifications	(12,013)	—	(8)	(12,021)
Amounts reclassified from accumulated other comprehensive income (loss)	—	488	—	488
Net current period other comprehensive (loss) income	(12,013)	488	(8)	(11,533)
Balance at August 31, 2015	(9,026)	(10,138)	(840)	(20,004)
Other comprehensive loss before reclassifications	(4,626)	—	(10)	(4,636)
Amounts reclassified from accumulated other comprehensive income (loss)	6,472	488	—	6,960
Net current period other comprehensive income (loss)	1,846	488	(10)	2,324
Balance at November 30, 2015	(7,180)	(9,650)	(850)	(17,680)
Other comprehensive loss before reclassifications	(2,405)	(14,070)	(7)	(16,482)
Amounts reclassified from accumulated other comprehensive income (loss)	—	488	—	488
Net current period other comprehensive loss	(2,405)	(13,582)	(7)	(15,994)
Balance at February 29, 2016	$(9,585)	$(23,232)	$(857)	$(33,674)

The following table summarizes the reclassifications out of accumulated other comprehensive loss:

Reclassifications out of Accumulated Other Comprehensive Loss

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss				Affected Line in the Consolidated Condensed Statements of Income

	Three Months Ended		Nine Months Ended
(In thousands)	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016

Amortization of interest rate locks	$(615)	$(783)	$(1,845)	$(2,348)	Interest expense
Tax benefit	230	295	690	884	Income taxes
Amortization of interest rate locks, net of tax	$(385)	$(488)	$(1,155)	$(1,464)	Net of tax

	Three Months Ended		Nine Months Ended
(In thousands)	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016

Cumulative translation adjustment on Shred-it	$—	$—	$—	$(10,381)	Income from discontinued operations
Tax benefit	—	—	—	3,909	Income from discontinued operations
Cumulative translation adjustment on Shred-it, net of tax	$—	$—	$—	$(6,472)	Net of tax

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

Cintas evaluates the performance of each operating segment based on several factors of which the primary financial measures are operating segment revenue and income before income taxes. The accounting policies of the operating segments are the same as those described in Note 1 entitled Basis of Presentation. Information related to the operations of Cintas’ operating segments is set forth below:

(In thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Corporate (1)	Total

For the three months ended February 28, 2017
Revenue	$993,398	$124,239	$163,498	$—	$1,281,135
Income (loss) before income taxes	$172,543	$12,235	$9,917	$(13,685)	$181,010

For the three months ended February 29, 2016
Revenue	$936,565	$119,064	$160,454	$—	$1,216,083
Income (loss) before income taxes	$167,502	$12,634	$12,816	$(15,828)	$177,124

As of and for the nine months ended February 28, 2017
Revenue	$2,998,559	$373,875	$499,754	$—	$3,872,188
Income (loss) before income taxes	$535,149	$38,525	$30,840	$(41,028)	$563,486
Total assets	$3,285,791	$452,397	$385,732	$147,244	$4,271,164

As of and for the nine months ended February 29, 2016
Revenue	$2,812,677	$338,990	$482,386	$—	$3,634,053
Income (loss) before income taxes	$502,178	$36,073	$40,557	$(48,181)	$530,627
Total assets	$3,050,138	$436,390	$357,863	$386,819	$4,231,210

(1) Corporate assets include cash and marketable securities in all periods.

12.      Discontinued Operations

During fiscal 2016, Cintas sold its investment in Shred-it and, as a result, the impacts from Shred-it are classified as discontinued operations for all periods presented. During fiscal 2015, Cintas sold Storage and, as a result, its operations are also classified as discontinued operations for all periods presented. Shredding and Storage were previously included in the former Document Management Services reportable operating segment. In accordance with the applicable accounting guidance for the disposal of long-lived assets, the results of Shredding and Storage have been excluded from both continuing operations and operating segment results for all periods presented.

During the nine months ended February 28, 2017, we received additional proceeds related to contingent consideration on the sale of Shred-it. Cintas realized a pre-tax gain of $25.9 million as a result of the additional consideration received. As of February 28, 2017, Cintas still has the opportunity to receive additional consideration, subject to certain holdback provisions. Because of the uncertainty surrounding the holdback provisions, this opportunity represents a gain contingency that has not been recorded as of February 28, 2017.

In the second quarter of fiscal 2016, we completed the transaction to sell our investment in Shred-it. Cintas’ share of the proceeds from the sale were $578.3 million. We recorded a pre-tax gain on the sale of Shred-it of $349.7 million.

In the three and nine months ended February 29, 2016, Cintas recorded a net loss on the investment in Shred-it of $9.3 million and $24.3 million, respectively. During the nine months ended February 29, 2016, Cintas received additional proceeds related to contingent consideration on the sale of Storage. The Company realized a pre-tax gain of $10.9 million as a result of the additional consideration received. In the first quarter of fiscal 2016, Cintas sold the remaining storage assets classified as held for sale. In connection with the sale of these assets, Cintas received proceeds of $24.4 million and realized a pre-tax gain of $4.8 million.

Following is selected financial information included in net income from discontinued operations for Shred-it and Storage:

	Three Months Ended		Nine Months Ended
(In thousands)	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016

Revenue	$—	$—	$—	$—

Income (loss) before income taxes	456	(679)	456	403
Gain on Storage transactions	—	—	—	15,786
Gain on Shred-it	—	—	25,876	349,738
Income tax (expense) benefit on net gain	(1,098)	741	(10,051)	(142,235)
Net (loss) income from discontinued operations	$(642)	$62	$16,281	$223,692

13.      Supplemental Guarantor Information

Cintas Corporation No. 2 (Corp. 2) is the indirectly, wholly-owned principal operating subsidiary of Cintas. Corp. 2 is the issuer of the $99.5 million aggregate principal amount of commercial paper and the $1,050.0 million aggregate principal amount of senior notes, which are unconditionally guaranteed, jointly and severally, by Cintas Corporation and certain wholly-owned, direct and indirect domestic subsidiaries.

As allowed by SEC rules, the following consolidating condensed financial statements are provided as an alternative to filing separate financial statements of the guarantors. Each of the subsidiaries presented in the following consolidating condensed financial statements has been fully consolidated in Cintas’ consolidated condensed financial statements. The following consolidating condensed financial statements should be read in conjunction with the consolidated condensed financial statements of Cintas and notes thereto of which this note is an integral part. During fiscal 2017, the Company merged a legal entity previously included in subsidiary guarantors into Corp. 2. This restructuring has been reflected as of the beginning of the earliest period presented herein.

Consolidating condensed financial statements for Cintas, Corp. 2, the subsidiary guarantors and non-guarantors are presented on the following pages:

Consolidating Condensed Income Statement
Three Months Ended February 28, 2017
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Uniform rental and facility services	$—	$826,606	$147,293	$57,082	$(37,583)	$993,398
Other	—	403,650	297	16,672	(132,882)	287,737
Equity in net income of affiliates	118,005	—	—	—	(118,005)	—
	118,005	1,230,256	147,590	73,754	(288,470)	1,281,135
Costs and expenses (income):
Cost of uniform rental and facility services	—	476,004	92,273	36,877	(58,616)	546,538
Cost of other	—	280,600	(19,449)	12,462	(105,440)	168,173
Selling and administrative expenses	—	399,769	(51,465)	20,883	(6,802)	362,385
G&K Services, Inc. transaction expenses	—	—	9,344	—	—	9,344
Operating income	118,005	73,883	116,887	3,532	(117,612)	194,695

Interest income	—	(2)	(6)	(4)	1	(11)
Interest expense (income)	—	14,981	(1,193)	(92)	—	13,696

Income before income taxes	118,005	58,904	118,086	3,628	(117,613)	181,010
Income taxes	—	20,197	40,474	1,712	(20)	62,363
Income from continuing operations	118,005	38,707	77,612	1,916	(117,593)	118,647

(Loss) income from discontinued operations, net of tax	—	(1,098)	447	9	—	(642)

Net income	$118,005	$37,609	$78,059	$1,925	$(117,593)	$118,005

Consolidating Condensed Income Statement
Three Months Ended February 29, 2016
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Uniform rental and facility services	$—	$784,876	$137,347	$50,763	$(36,421)	$936,565
Other	—	390,207	951	14,952	(126,592)	279,518
Equity in net income of affiliates	117,279	—	—	—	(117,279)	—
	117,279	1,175,083	138,298	65,715	(280,292)	1,216,083
Costs and expenses (income):
Cost of uniform rental and facility services	—	460,124	87,735	34,056	(57,259)	524,656
Cost of other	—	270,627	(18,056)	11,399	(97,151)	166,819
Selling and administrative expenses	—	364,555	(43,503)	17,459	(6,855)	331,656
Operating income	117,279	79,777	112,122	2,801	(119,027)	192,952

Interest income	—	(7)	(262)	(68)	2	(335)
Interest expense (income)	—	16,350	(207)	20	—	16,163

Income before income taxes	117,279	63,434	112,591	2,849	(119,029)	177,124
Income taxes	—	21,223	37,533	1,118	(29)	59,845
Income from continuing operations	117,279	42,211	75,058	1,731	(119,000)	117,279

Income (loss) from discontinued operations, net of tax	62	74	—	(12)	(62)	62

Net income	$117,341	$42,285	$75,058	$1,719	$(119,062)	$117,341

Consolidating Condensed Income Statement
Nine Months Ended February 28, 2017
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Uniform rental and facility services	$—	$2,505,322	$446,327	$172,355	$(125,445)	$2,998,559
Other	—	1,225,276	1,898	53,709	(407,254)	873,629
Equity in net income of affiliates	396,473	—	—	—	(396,473)	—
	396,473	3,730,598	448,225	226,064	(929,172)	3,872,188
Costs and expenses (income):
Cost of uniform rental and facility services	—	1,442,713	277,268	111,594	(188,353)	1,643,222
Cost of other	—	847,992	(53,929)	39,926	(326,648)	507,341
Selling and administrative expenses	—	1,213,418	(150,455)	59,851	(21,181)	1,101,633
G&K Services, Inc. transaction expenses	—	—	15,478	—	—	15,478
Operating income	396,473	226,475	359,863	14,693	(392,990)	604,514

Interest income	—	(2)	(30)	(77)	2	(107)
Interest expense (income)	—	44,336	(3,071)	(130)	—	41,135

Income before income taxes	396,473	182,141	362,964	14,900	(392,992)	563,486
Income taxes	—	59,541	118,652	5,176	(75)	183,294
Income from continuing operations	396,473	122,600	244,312	9,724	(392,917)	380,192

Income from discontinued operations, net of tax	—	13,884	447	1,950	—	16,281

Net income	$396,473	$136,484	$244,759	$11,674	$(392,917)	$396,473

Consolidating Condensed Income Statement
Nine Months Ended February 29, 2016
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Uniform rental and facility services	$—	$2,358,431	$410,479	$158,449	$(114,682)	$2,812,677
Other	—	1,157,078	2,981	47,279	(385,962)	821,376
Equity in net income of affiliates	338,930	—	—	—	(338,930)	—
	338,930	3,515,509	413,460	205,728	(839,574)	3,634,053
Costs and expenses (income):
Cost of uniform rental and facility services	—	1,377,174	260,635	105,811	(174,370)	1,569,250
Cost of other	—	807,458	(50,603)	34,822	(303,026)	488,651
Selling and administrative expenses	—	1,099,373	(134,457)	51,479	(19,051)	997,344
Operating income	338,930	231,504	337,885	13,616	(343,127)	578,808

Interest income	—	(19)	(378)	(170)	2	(565)
Interest expense (income)	—	49,152	(425)	19	—	48,746

Income before income taxes	338,930	182,371	338,688	13,767	(343,129)	530,627
Income taxes	—	64,101	119,044	8,634	(82)	191,697
Income from continuing operations	338,930	118,270	219,644	5,133	(343,047)	338,930

Income (loss) from discontinued operations, net of tax	223,692	229,355	—	(5,663)	(223,692)	223,692

Net income (loss)	$562,622	$347,625	$219,644	$(530)	$(566,739)	$562,622

Consolidating Condensed Statement of Comprehensive Income
Three Months Ended February 28, 2017
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$118,005	$37,609	$78,059	$1,925	$(117,593)	$118,005

Other comprehensive income, net of tax:
Foreign currency translation adjustments	2,400	—	—	2,400	(2,400)	2,400
Change in fair value of derivatives	2,560	2,560	—	—	(2,560)	2,560
Amortization of interest rate lock agreements	385	385	—	—	(385)	385

Other comprehensive income	5,345	2,945	—	2,400	(5,345)	5,345

Comprehensive income	$123,350	$40,554	$78,059	$4,325	$(122,938)	$123,350

Consolidating Condensed Statement of Comprehensive Income
Three Months Ended February 29, 2016
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$117,341	$42,285	$75,058	$1,719	$(119,062)	$117,341

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	—	—	—	(2,405)	—	(2,405)
Change in fair value of derivatives	—	(14,070)	—	—	—	(14,070)
Amortization of interest rate lock agreements	—	488	—	—	—	488
Change in fair value of available-for-sale securities	—	—	—	(7)	—	(7)

Other comprehensive loss	—	(13,582)	—	(2,412)	—	(15,994)

Comprehensive income (loss)	$117,341	$28,703	$75,058	$(693)	$(119,062)	$101,347

Consolidating Condensed Statement of Comprehensive Income
Nine Months Ended February 28, 2017
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$396,473	$136,484	$244,759	$11,674	$(392,917)	$396,473

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(5,135)	—	—	(5,135)	5,135	(5,135)
Change in fair value of derivatives	16,913	16,913	—	—	(16,913)	16,913
Amortization of interest rate lock agreements	1,155	1,155	—	—	(1,155)	1,155

Other comprehensive income (loss)	12,933	18,068	—	(5,135)	(12,933)	12,933

Comprehensive income	$409,406	$154,552	$244,759	$6,539	$(405,850)	$409,406

Consolidating Condensed Statement of Comprehensive Income
Nine Months Ended February 29, 2016
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income (loss)	$562,622	$347,625	$219,644	$(530)	$(566,739)	$562,622

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	—	—	—	(19,044)	—	(19,044)
Cumulative translation adjustment on Shred-it	—	5,875	—	597	—	6,472
Change in fair value of derivatives	—	(14,070)	—	—	—	(14,070)
Amortization of interest rate lock agreements	—	1,464	—	—	—	1,464
Change in fair value of available-for-sale securities	—	—	—	(25)	—	(25)

Other comprehensive loss	—	(6,731)	—	(18,472)	—	(25,203)

Comprehensive income (loss)	$562,622	$340,894	$219,644	$(19,002)	$(566,739)	$537,419

Consolidating Condensed Balance Sheet
As of February 28, 2017
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$42,774	$9,223	$95,247	$—	$147,244
Accounts receivable, net	—	459,768	103,475	35,620	—	598,863
Inventories, net	—	244,455	17,071	12,822	(2,167)	272,181
Uniforms and other rental items in service	—	446,403	75,754	35,302	(17,729)	539,730
Income taxes, current	—	(12,520)	32,327	753	—	20,560
Prepaid expenses and other current assets	—	27,233	23,317	813	—	51,363
Total current assets	—	1,208,113	261,167	180,557	(19,896)	1,629,941

Property and equipment, at cost, net	—	660,977	348,996	80,236	—	1,090,209

Investments	321,083	1,775,947	923,278	961,070	(3,833,210)	148,168
Goodwill	—	—	1,262,996	40,154	(112)	1,303,038
Service contracts, net	—	77,877	—	5,843	—	83,720
Other assets, net	1,391,929	937	3,546,292	8,877	(4,931,947)	16,088
	$1,713,012	$3,723,851	$6,342,729	$1,276,737	$(8,785,165)	$4,271,164

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$(465,246)	$(1,810,057)	$2,344,761	$20,363	$38,119	$127,940
Accrued compensation and related liabilities	—	70,302	19,953	5,098	—	95,353
Accrued liabilities	—	65,543	242,206	13,575	—	321,324
Debt due within one year	—	399,351	—	—	—	399,351
Total current liabilities	(465,246)	(1,274,861)	2,606,920	39,036	38,119	943,968

Long-term liabilities:
Debt due after one year	—	744,799	—	390	—	745,189
Deferred income taxes	—	(420)	259,562	7,923	—	267,065
Accrued liabilities	—	—	135,522	1,162	—	136,684
Total long-term liabilities	—	744,379	395,084	9,475	—	1,148,938

Total shareholders’ equity	2,178,258	4,254,333	3,340,725	1,228,226	(8,823,284)	2,178,258
	$1,713,012	$3,723,851	$6,342,729	$1,276,737	$(8,785,165)	$4,271,164

Consolidating Condensed Balance Sheet
As of May 31, 2016
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$57,893	$55,392	$26,072	$—	$139,357
Marketable securities	—	—	—	70,405	—	70,405
Accounts receivable, net	—	430,335	97,516	35,327	—	563,178
Inventories, net	—	222,823	19,149	11,235	(3,845)	249,362
Uniforms and other rental items in service	—	450,065	73,001	36,612	(19,722)	539,956
Income taxes, current	—	(1,634)	2,698	648	—	1,712
Prepaid expenses and other current assets	—	6,824	18,279	962	—	26,065
Total current assets	—	1,166,306	266,035	181,261	(23,567)	1,590,035

Property and equipment, at cost, net	—	614,656	305,636	73,945	—	994,237

Investments	321,083	1,770,303	901,772	941,396	(3,809,602)	124,952
Goodwill	—	—	1,256,662	35,043	(112)	1,291,593
Service contracts, net	—	81,462	13	2,240	—	83,715
Other assets, net	1,081,203	(913)	3,526,051	9,110	(4,601,168)	14,283
	$1,402,286	$3,631,814	$6,256,169	$1,242,995	$(8,434,449)	$4,098,815

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$(465,247)	$(1,773,815)	$2,298,790	$16,781	$38,005	$114,514
Accrued compensation and related liabilities	—	73,545	23,051	5,380	—	101,976
Accrued liabilities	—	84,270	251,217	13,578	—	349,065
Debt due within one year	—	250,000	—	—	—	250,000
Total current liabilities	(465,247)	(1,366,000)	2,573,058	35,739	38,005	815,555

Long-term liabilities:
Debt due after one year	—	1,044,032	—	390	—	1,044,422
Deferred income taxes	—	(427)	252,149	7,753	—	259,475
Accrued liabilities	—	19,628	116,091	985	—	136,704
Total long-term liabilities	—	1,063,233	368,240	9,128	—	1,440,601

Total shareholders’ equity	1,867,533	3,934,581	3,314,871	1,198,128	(8,472,454)	1,842,659
	$1,402,286	$3,631,814	$6,256,169	$1,242,995	$(8,434,449)	$4,098,815

Consolidating Condensed Statement of Cash Flows
Nine Months Ended February 28, 2017
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Cash flows from operating activities:
Net income	$396,473	$136,484	$244,759	$11,674	$(392,917)	$396,473
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	—	79,459	33,697	7,337	—	120,493
Amortization of intangible assets	—	10,288	262	671	—	11,221
Stock-based compensation	63,578	—	—	—	—	63,578
Gain on Shred-it	—	(23,935)	—	(1,941)	—	(25,876)
Deferred income taxes	—	(11,104)	7,406	226	—	(3,472)
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	—	(21,965)	(5,959)	(722)	—	(28,646)
Inventories, net	—	(21,588)	2,079	(2,177)	(1,678)	(23,364)
Uniforms and other rental items in service	—	3,662	(2,753)	1,031	(1,993)	(53)
Prepaid expenses and other current assets	—	(6,460)	(5,037)	110	—	(11,387)
Accounts payable	—	(36,312)	45,593	6,143	114	15,538
Accrued compensation and related liabilities	—	(3,243)	(3,099)	530	—	(5,812)
Accrued liabilities and other	—	(10,958)	5,110	(231)	—	(6,079)
Income taxes, current	—	10,886	(29,632)	(110)	—	(18,856)
Net cash provided by operating activities	460,051	105,214	292,426	22,541	(396,474)	483,758

Cash flows from investing activities:
Capital expenditures	—	(125,995)	(77,025)	(15,601)	—	(218,621)
Proceeds from redemption of marketable securities	—	—	—	172,506	—	172,506
Purchase of marketable securities and investments	—	(5,644)	(41,180)	(102,418)	23,608	(125,634)
Proceeds from sale of investment in Shred-it	—	23,935	—	1,941	—	25,876
Acquisitions of businesses, net of cash acquired	—	(9,097)	—	(10,533)	—	(19,630)
Other, net	(322,723)	166,718	(218,390)	1,557	372,866	28
Net cash (used in) provided by investing activities	(322,723)	49,917	(336,595)	47,452	396,474	(165,475)

Cash flows from financing activities:
Proceeds from issuance of commercial paper, net	—	99,500	—	—	—	99,500
Proceeds from issuance of debt	—	—	(2,000)	2,000	—	—
Repayment of debt	—	(250,000)	—	—	—	(250,000)
Prepaid short-term debt financing fees	—	(13,949)	—	—	—	(13,949)
Proceeds from exercise of stock-based compensation awards	25,114	—	—	—	—	25,114
Dividends paid	(142,388)	—	—	(56)	—	(142,444)
Repurchase of common stock	(20,054)	—	—	—	—	(20,054)
Other, net	—	(5,801)	—	—	—	(5,801)
Net cash (used in) provided by financing activities	(137,328)	(170,250)	(2,000)	1,944	—	(307,634)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(2,762)	—	(2,762)

Net (decrease) increase in cash and cash equivalents	—	(15,119)	(46,169)	69,175	—	7,887
Cash and cash equivalents at beginning of period	—	57,893	55,392	26,072	—	139,357
Cash and cash equivalents at end of period	$—	$42,774	$9,223	$95,247	$—	$147,244

Consolidating Condensed Statement of Cash Flows
Nine Months Ended February 29, 2016
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Cash flows from operating activities:
Net income (loss)	$562,622	$347,625	$219,644	$(530)	$(566,739)	$562,622
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	—	70,441	33,208	6,886	—	110,535
Amortization of intangible assets	—	11,612	218	306	—	12,136
Stock-based compensation	57,169	—	—	—	—	57,169
Gain on Storage transactions	—	(12,547)	—	(3,239)	—	(15,786)
(Gain) loss on Shred-it	—	(362,237)	—	12,499	—	(349,738)
Deferred income taxes	—	(82,115)	5,895	1,680	—	(74,540)
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	—	(29,955)	(11,251)	(317)	—	(41,523)
Inventories, net	—	(25,169)	(1,584)	(1,946)	4,690	(24,009)
Uniforms and other rental items in service	—	(2,339)	(1,876)	(2,118)	(572)	(6,905)
Prepaid expenses and other current assets	—	55	(1,730)	95	—	(1,580)
Accounts payable	—	(358,602)	385,841	10,132	(1)	37,370
Accrued compensation and related liabilities	—	(2,373)	(1,118)	(240)	—	(3,731)
Accrued liabilities and other	—	(21,747)	4,233	(1,511)	724	(18,301)
Income taxes, current	—	55,609	(2,042)	(132)	—	53,435
Net cash provided by (used in) operating activities	619,791	(411,742)	629,438	21,565	(561,898)	297,154

Cash flows from investing activities:
Capital expenditures	—	(120,943)	(76,161)	(10,398)	—	(207,502)
Proceeds from redemption of marketable securities	—	—	—	327,779	—	327,779
Purchase of marketable securities and investments	—	(3,838)	(2,235)	(385,760)	7,037	(384,796)
Proceeds from Storage transactions, net of cash acquired	—	32,099	—	3,239	—	35,338
Proceeds from sale of Shred-it	—	565,643	—	12,614	—	578,257
Acquisitions of businesses, net of cash acquired	—	(127,524)	—	(24,207)	—	(151,731)
Other, net	(24,380)	121,547	(649,264)	945	555,585	4,433
Net cash (used in) provided by investing activities	(24,380)	466,984	(727,660)	(75,788)	562,622	201,778

Cash flows from financing activities:
Proceeds from issuance of debt	—	—	(55)	55	—	—
Repayment of debt	—	(309)	1,053	(36)	(724)	(16)
Exercise of stock-based compensation awards	22,260	—	—	—	—	22,260
Dividends paid	(115,232)	—	—	(41)	—	(115,273)
Repurchase of common stock	(502,439)	—	—	—	—	(502,439)
Other, net	—	1,464	—	(311)	—	1,153
Net cash (used in) provided by financing activities	(595,411)	1,155	998	(333)	(724)	(594,315)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(6,574)	—	(6,574)

Net increase (decrease) in cash and cash equivalents	—	56,397	(97,224)	(61,130)	—	(101,957)
Cash and cash equivalents at beginning of period	—	74,632	248,716	93,725	—	417,073
Cash and cash equivalents at end of period	$—	$131,029	$151,492	$32,595	$—	$315,116

14.      Subsequent Events

On March 21, 2017, Cintas completed the previously announced acquisition of G&K for approximately $2.2 billion, including acquired net debt. G&K is now a wholly-owned subsidiary of Cintas that will operate within the Uniform Rental and Facility Services operating segment. G&K's results of operations will be included in Cintas' consolidated condensed financial statements from the date of acquisition. With the acquisition of G&K, Cintas is expected to serve over one million customers and have annual revenue in excess of $6.0 billion.

To finance the G&K acquisition, Cintas used a combination of new senior notes, a term loan, other borrowings under our existing credit facility and cash on hand. Additionally, Cintas acquired long-term debt held by G&K. The following table summarizes the new debt and the debt acquired:

	Amount (in millions)	Issue Date	Maturity	Interest Rate

Senior notes	$650.0	March 9, 2017	April 1, 2022	2.90%
Senior notes	50.0	March 9, 2017	June 1, 2022	3.25%
Senior notes	1,000.0	March 9, 2017	April 1, 2027	3.70%
Term loan	250.0	March 21, 2017	September 15, 2021	1.91%	*
Commercial paper	159.0	Various	Various	1.25%
Total debt issued	2,109.0

Debt issuance costs	(10.7)

Net proceeds from new debt	$2,098.3

G&K senior notes	$50.0		April 15, 2023	3.73%
G&K senior notes	50.0		April 15, 2025	3.88%
Total debt acquired	$100.0
* The term loan is a variable rate debt instrument. The rate presented is the variable borrowing rate on the date the term loan was funded.

In addition to the debt issued, cash on hand was used to complete the acquisition.

As of February 28, 2017, Cintas had multiple interest rate lock agreements in place for forecasted long-term debt issuances. The notional value of the planned debt issuances was $500.0 million of 5-year senior notes and $1.0 billion of 10-year senior notes. In conjunction with the issuance of the long-term debt, Cintas exited those interest rate lock agreements, which resulted in a deferred gain of $30.2 million. The effective portion of the gain will be recorded in other comprehensive income and amortized as a reduction to interest expense beginning in the fourth quarter of fiscal 2017 through the remaining life of the debt.

CINTAS CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BUSINESS STRATEGY

Cintas helps more than one million businesses of all types and sizes, primarily in North America, as well as Latin America, Europe and Asia, get Ready™ to open their doors with confidence every day by providing a wide range of products and services that enhance our customers’ image and help keep their facilities and employees clean, safe and looking their best. With products and services including uniforms, floor care, restroom supplies, first aid and safety products, fire extinguishers and testing, and safety and compliance training, Cintas helps customers get Ready for the Workday™.

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

RESULTS OF OPERATIONS

Cintas classifies its business into two reportable operating segments and places the remainder of its operating segments in an All Other category. Cintas’ two reportable operating segments are Uniform Rental and Facility Services and First Aid and Safety Services. The Uniform Rental and Facility Services operating segment consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops, and shop towels and other ancillary items. In addition to these rental items, restroom cleaning services and supplies and carpet and tile cleaning services are also provided within this operating segment. The First Aid and Safety Services operating segment consists of first aid and safety services. The remainder of Cintas’ business, which consists primarily of Fire Protection Services and its Direct Sale business, is included in All Other. These operating segments consist of fire protection products and services and the direct sale of uniforms and related items. Revenue and income before income taxes for the nine months ended February 28, 2017 and February 29, 2016 for the two reportable operating segments and All Other is presented in Note 11 entitled Segment Information of “Notes to Consolidated Condensed Financial Statements.”

On August 1, 2015, the Company acquired all of the shares of ZEE Medical Inc. (ZEE), a first aid, safety, training and emergency products business that is included in the First Aid and Safety Services reportable operating segment. See Note 9 entitled Acquisitions of “Notes to Consolidated Condensed Financial Statements” for additional information.

On August 15, 2016, the Company entered into the Agreement and Plan of Merger (Merger Agreement) pursuant to which the Company would acquire all outstanding shares of G&K Services, Inc. (G&K) for $97.50 per share in cash, for a total enterprise value of approximately $2.2 billion, including acquired net debt. The completion of the merger (Merger) was subject to customary conditions, including, without limitation: the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; the receipt of Canadian antitrust approvals; the absence of any order, law or other legal restraint or prohibition preventing or prohibiting completion of the Merger; subject to certain exceptions, the accuracy of representations and warranties of the Company, Bravo Merger Sub, Inc. (Merger Sub), a wholly-own subsidiary of Cintas and G&K; and the performance or compliance by the Company, Merger Sub and G&K with their respective covenants and agreements. On March 21, 2017, Cintas completed the acquisition of G&K. See Note 9 entitled Acquisitions and Note 14 entitled Subsequent Events of “Notes to Consolidated Condensed Financial Statements” for additional information.

Consolidated Results

Three Months Ended February 28, 2017 Compared to Three Months Ended February 29, 2016

Total revenue increased 5.3% for the three months ended February 28, 2017 over the same period in the prior fiscal year, from $1,216.1 million to $1,281.1 million. Revenue increased organically by 6.5% as a result of increased sales volume. Organic growth adjusts for the impact of acquisitions, foreign currency exchange rate fluctuations and workday differences. Total revenue was positively impacted by 0.3% due to acquisitions and 0.2% due to foreign currency exchange rate fluctuations in the three months ended February 28, 2017 compared to the three months ended February 29, 2016. Revenue growth was negatively impacted by 1.7% due to one less workday in the three months ended February 28, 2017, compared to the three months ended February 29, 2016.

Uniform Rental and Facility Services reportable operating segment revenue increased 6.1% for the three months ended February 28, 2017 over the same period in the prior fiscal year, from $936.6 million to $993.4 million. Revenue increased organically by 7.3%. Revenue growth was positively impacted 0.1% due to acquisitions and 0.3% due to foreign currency exchange rate fluctuations in the three months ended February 28, 2017 compared to the same period in the prior fiscal year. Revenue growth was negatively impacted by 1.6% due to one less workday in the three months ended February 28, 2017, compared to the three months ended February 29, 2016. Growth was driven by many factors including new business sold by sales representatives, penetration of additional products and services into existing customers and strong customer retention.

Other revenue, consisting of revenue from the First Aid and Safety Services reportable operating segment and All Other, increased 2.9% for the three months ended February 28, 2017 compared to the same period in the prior fiscal year, from $279.5 million to $287.7 million. Revenue increased organically by 3.7%. Revenue growth was positively impacted by 0.8% due to growth derived through acquisitions in our First Aid and Safety Services reportable operating segment and our Fire Protection business, which is included in All Other. Revenue growth was negatively impacted by 1.6% due to one less workday in the period ended February 28, 2017, compared to the three months ended February 29, 2016.

Cost of uniform rental and facility services consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other ancillary items. Cost of uniform rental and facility services increased $21.9 million, or 4.2%, for the three months ended February 28, 2017, compared to the three months ended February 29, 2016. This increase was due to higher Uniform Rental and Facility Services reportable operating segment sales volume.

Cost of other consists primarily of cost of goods sold (predominantly first aid and safety products, uniforms, and fire protection products), delivery expenses and distribution expenses in the First Aid and Safety Services reportable operating segment and All Other. Cost of other increased $1.4 million, or 0.8%, for the three months ended February 28, 2017, compared to the three months ended February 29, 2016. The increase was primarily due to higher sales volume in the First Aid and Safety Services reportable operating segment and All Other.

Selling and administrative expenses increased $30.7 million, or 9.3%, for the three months ended February 28, 2017, compared to the same period in the prior fiscal year. The increase was due to higher Uniform Rental and Facility Services and First Aid and Safety Services reportable operating segment sales volume, increased labor and other employee-partner related expenses incurred in anticipation of the acquisition of G&K services, less favorable workers compensation experience year over year, increased stock compensation expenses associated with the election to account for forfeitures as they occur and increased costs related to investments in a new enterprise resource planning system and sales resources to grow our recently acquired customers in our First Aid and Safety reportable operating segment. Operating income for the three months ended February 28, 2017 was negatively impacted by $9.3 million of transaction expenses incurred in connection with the previously announced Merger Agreement. For the three months ended February 28, 2017, the after-tax effect of these transaction expenses represents a negative impact of $0.06 per share on diluted earnings per share.

Net interest expense (interest expense less interest income) was $13.7 million for the three months ended February 28, 2017, compared to $15.8 million for the three months ended February 29, 2016. The decrease was primarily due to payment of the $250 million five-year 2.85% coupon senior notes that matured on June 1, 2016 with cash on hand and the proceeds from the issuance of commercial paper. The average amount of commercial paper outstanding during the period was $161.3 million and the weighted average interest rate applicable to the outstanding commercial paper was approximately 0.92%, which are lower than the principal amount and the interest rate of the five-year senior notes that matured.

Cintas’ effective tax rate on continuing operations was 34.5% for the three months ended February 28, 2017 and 33.8% for the three months ended February 29, 2016. The rate in the three months ended February 28, 2017 included a benefit of $5.2 million from the adoption of Accounting Standards Update (ASU) 2016-09, "Improvements to Employee Share-Based Payment Accounting." The adoption of ASU 2016-09 also resulted in an increase in the effect of dilutive securities of 0.8 million shares for the three months ended February 28, 2017. The election to recognize forfeitures as they occur resulted in additional stock compensation expense of $2.4 million for the three months ended February 28, 2017 when compared to our historical practice of estimating forfeitures for expense purposes. For the three months ended February 28, 2017, the net impact on diluted earnings per share from the adoption of ASU 2016-09 was an increase of $0.03 per share over what diluted earnings per share would have been if ASU 2016-09 was not adopted in the current year. The rate in the three months ended February 29, 2016 benefited from the closing of a prior year federal tax audit.

Net income from continuing operations for the three months ended February 28, 2017 increased $1.4 million, or 1.2%, compared to the three months ended February 29, 2016. Diluted earnings per share from continuing operations was $1.08 for the three months ended February 28, 2017, which was an increase of 2.9% compared to the same period in the prior fiscal year. Diluted earnings per share from continuing operations increased due to the increase in earnings from continuing operations combined with the decrease in weighted average common shares outstanding. The decrease in common shares outstanding resulted from purchasing 4.3 million shares of common stock under the August 4, 2015 share buyback program since the beginning of the third quarter of fiscal 2016 through the first quarter of fiscal 2017.

Uniform Rental and Facility Services Reportable Operating Segment

Three Months Ended February 28, 2017 Compared to Three Months Ended February 29, 2016

Uniform Rental and Facility Services reportable operating segment revenue increased from $936.6 million to $993.4 million, or 6.1%, for the three months ended February 28, 2017, over the same period in the prior fiscal year, and the cost of uniform rental and facility services increased $21.9 million, or 4.2%. Revenue increased organically by 7.3%. The reportable operating segment’s gross margin was $446.9 million, or 45.0% of revenue. The gross margin was 100 basis points higher than the prior fiscal year’s second quarter gross margin of 44.0%. The increase was driven by new business sold by sales representatives, penetration of additional products and services into existing customers and continuous improvement in process efficiency.

Selling and administrative expenses increased $20.6 million to 26.7% of revenue, compared to 26.1% in the third quarter of the prior fiscal year. This increase in expense was due primarily to increased labor and employee-partner related expenses incurred in anticipation of the G&K acquisition, less favorable workers compensation experience and an investment in an enterprise resource planning system.

Income before income taxes increased $5.0 million, or 3.0%, for the Uniform Rental and Facility Services reportable operating segment for the three months ended February 28, 2017 compared to the same period in the prior fiscal year. Income before income taxes was 17.4% of the reportable operating segment’s revenue, which was a 50 basis point decrease compared to the third quarter of the prior fiscal year of 17.9%. This decrease was due to the increase in selling and administrative expenses, as previously discussed, and the G&K transaction expenses incurred during the quarter which had a 70 basis point impact. These increases were partially offset by the increase in gross margin.

First Aid and Safety Services Reportable Operating Segment

Three Months Ended February 28, 2017 Compared to Three Months Ended February 29, 2016

First Aid and Safety Services reportable operating segment revenue increased from $119.1 million to $124.2 million, or 4.4%, for the three months ended February 28, 2017 over the same period in the prior fiscal year. Revenue increased organically by 5.5% as a result of increased sales volume. Total revenue was positively impacted by 0.3% due to acquisitions and 0.2% due to foreign currency exchange rate fluctuations in the three months ended February 28, 2017 compared to the three months ended February 29, 2016. Revenue growth was negatively impacted by 1.6% due to one less workday in the period ended February 28, 2017, compared to the three months ended February 29, 2016. Growth was driven by many factors including new business sold by sales representatives, penetration of additional products and services into existing customers and strong customer retention.

Cost of first aid and safety services decreased $0.2 million, or 0.4%, for the three months ended February 28, 2017, over the three months ended February 29, 2016, due to sourcing synergies realized from the ZEE acquisition. The gross margin as a percent of revenue was 44.8% for the quarter ended February 28, 2017, which is an increase of 260 basis points compared to the gross margin as a percent of revenue of 42.2% in the same period of the prior fiscal year. The increase was driven primarily by improved sourcing and from leveraging of existing warehouses as a result of the ZEE acquisition.

Selling and administrative expenses increased $5.8 million to 35.0% of revenue, compared to 31.6% in the third quarter of the prior fiscal year. The increase was due primarily to an investment in sales resources to grow acquired customers from the ZEE acquisition and a less favorable workers compensation experience.

Income before income taxes for the First Aid and Safety Services reportable operating segment decreased $0.4 million to $12.2 million for the three months ended February 28, 2017, compared to the same period in the prior fiscal year, due to the increase in selling and administrative expenses mentioned above. Income before income taxes, at 9.8% of the reportable operating segment’s revenue, was an 80 basis point decrease compared to the same quarter last fiscal year due to the reasons previously mentioned.

Consolidated Results

Nine Months Ended February 28, 2017 Compared to Nine Months Ended February 29, 2016

Total revenue increased 6.6% for the nine months ended February 28, 2017 over the same period in the prior fiscal year, from $3,634.1 million to $3,872.2 million. Revenue increased organically by 6.0% as a result of increased sales volume. Organic growth adjusts for the impact of acquisitions, foreign currency exchange rate fluctuations and workday differences. Total revenue was positively impacted by 1.1% due to acquisitions and negatively impacted by 0.5% due to one less workday in the nine months ended February 28, 2017 compared to the nine months ended February 29, 2016.

Uniform Rental and Facility Services reportable operating segment revenue increased 6.6% for the nine months ended February 28, 2017 over the same period in the prior fiscal year, from $2,812.7 million to $2,998.6 million. Revenue increased organically by 6.6%. Revenue growth was negatively impacted 0.6% by one less workday and positively impacted 0.6% due to acquisitions in the nine months ended February 28, 2017 compared to the same period in the prior fiscal year. Growth was driven by many factors including new business sold by sales representatives and penetration of additional products and services into existing customers.

Other revenue, consisting of revenue from the First Aid and Safety Services reportable operating segment and All Other, increased 6.3% for the nine months ended February 28, 2017 compared to the same period in the prior fiscal year, from $821.4 million to $873.6 million. Revenue increased organically by 3.9%. Revenue growth was negatively impacted by 0.1% due to foreign currency exchange rate fluctuations and 0.6% due to one less workday in the period ended February 28, 2017, compared to the nine months ended February 29, 2016. Revenue growth was positively impacted by 3.1% due to growth derived through acquisitions in our First Aid and Safety Services reportable operating segment and our Fire Protection business, which is included in All Other.

Cost of uniform rental and facility services consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other ancillary items. Cost of uniform rental and facility services increased $74.0 million, or 4.7%, for the nine months ended February 28, 2017, compared to the nine months ended February 29, 2016. This increase was due to higher Uniform Rental and Facility Services reportable operating segment sales volume.

Cost of other consists primarily of cost of goods sold (predominantly first aid and safety products, uniforms, and fire protection products), delivery expenses and distribution expenses in the First Aid and Safety Services reportable operating segment and All Other. Cost of other increased $18.7 million, or 3.8%, for the nine months ended February 28, 2017, compared to the nine months ended February 29, 2016. The increase was primarily due to higher sales volume in the First Aid and Safety Services reportable operating segment and All Other.

Selling and administrative expenses increased $104.3 million, or 10.5%, for the nine months ended February 28, 2017, compared to the same period in the prior fiscal year. The majority of the increase was due to higher Uniform Rental and Facility Services and First Aid and Safety Services reportable operating segment sales volume, increased labor and other employee-partner related expenses, increased stock compensation expenses associated with the election to account for forfeitures as they occur and increased costs related to investments in a new enterprise resource planning system and sales resources to grow our recently acquired customers in our First Aid and Safety segment. Operating income for the nine months ended February 28, 2017 was negatively impacted by $15.5 million of transaction expenses incurred in connection with the Merger Agreement. For the nine months ended February 28, 2017, the after-tax effect of these transaction expenses represents a negative impact of $0.10 per share on diluted earnings per share.

Net interest expense (interest expense less interest income) was $41.0 million for the nine months ended February 28, 2017, compared to $48.2 million for the nine months ended February 29, 2016. The decrease was primarily due to payment of the $250 million five-year 2.85% coupon senior notes that matured on June 1, 2016 with cash on hand and the proceeds from the issuance of commercial paper. The average amount of commercial paper outstanding during the period was $158.1 million and the weighted average interest rate applicable to the outstanding commercial paper was approximately 0.76%, which are lower than the principal amount and the interest rate of the five-year senior notes that matured.

Cintas’ effective tax rate on continuing operations was 32.5% for the nine months ended February 28, 2017 and 36.1% for the nine months ended February 29, 2016. The rate decreased in the nine months ended February 28, 2017, primarily as a result of tax benefits of approximately $1.6 million related to the release of reserves in connection with the closing of a federal audit and approximately $24.8 million from the adoption of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." The adoption of ASU 2016-09 also resulted in an increase in the effect of dilutive securities of 0.8 million shares for the nine months ended February 28, 2017. The election to recognize forfeitures as they occur resulted in additional stock compensation expense of $5.4 million for the nine months ended February 28, 2017 when compared to our historical practice of estimating forfeitures for expense purposes. For the nine months ended February 28, 2017, the net impact on diluted earnings per share from the adoption of ASU 2016-09 was an increase of $0.17 per share over what diluted earnings per share would have been if ASU 2016-09 was not adopted in the current year.

Net income from continuing operations for the nine months ended February 28, 2017 increased $41.3 million, or 12.2%, compared to the nine months ended February 29, 2016. Diluted earnings per share from continuing operations was $3.47 for the nine months ended February 28, 2017, which was an increase of 15.3% compared to the same period in the prior fiscal year. Diluted earnings per share from continuing operations increased due to the increase in earnings from continuing operations combined with the decrease in weighted average common shares outstanding. The decrease in common shares outstanding resulted from purchasing 4.3 million shares of common stock under the August 4, 2015 share buyback program since the beginning of the third quarter of fiscal 2016 through the first quarter of fiscal 2017.

Uniform Rental and Facility Services Reportable Operating Segment

Nine Months Ended February 28, 2017 Compared to Nine Months Ended February 29, 2016

Uniform Rental and Facility Services reportable operating segment revenue increased from $2,812.7 million to $2,998.6 million, or 6.6%, for the nine months ended February 28, 2017, over the same period in the prior fiscal year, and the cost of uniform rental and facility services increased $74.0 million, or 4.7%. Revenue increased organically by 6.6%. The reportable operating segment’s gross margin was $1,355.3 million, or 45.2% of revenue. The gross margin was 100 basis points higher than the prior fiscal year’s gross margin of 44.2%. The increase was driven by new business sold by sales representatives, penetration of additional products and services into existing customers and continuous improvement in process efficiency.

Selling and administrative expenses increased $63.5 million to 26.8% of revenue, compared to 26.4% in the first nine months of the prior fiscal year. This increase in expense was due primarily to increases in labor and other employee-partner related expenses as well as investments in an enterprise resource planning system.

Income before income taxes increased $33.0 million, or 6.6%, for the Uniform Rental and Facility Services reportable operating segment for the nine months ended February 28, 2017 compared to the same period in the prior fiscal year. Income before income taxes was 17.8% of the reportable operating segment’s revenue, which was a 10 basis point decrease compared to 17.9% in the same prior year period. This decrease was due to the increase in selling and administrative expenses, as previously discussed, and the G&K transaction expenses incurred during the quarter which had a 40 basis point impact. These increases were partially offset by the increase in gross margin.

First Aid and Safety Services Reportable Operating Segment

Nine Months Ended February 28, 2017 Compared to Nine Months Ended February 29, 2016

First Aid and Safety Services reportable operating segment revenue increased from $339.0 million to $373.9 million, or 10.3%, for the nine months ended February 28, 2017 over the same period in the prior fiscal year. Revenue increased organically by 4.6%. Revenue growth was positively impacted by 0.1% due to foreign currency exchange rate fluctuations. Revenue growth was positively impacted by 6.1% due to growth derived through acquisitions, primarily the ZEE acquisition on August 1, 2015. Revenue growth was negatively impacted by 0.5% due to one less workday in the period ended February 28, 2017, compared to the nine months ended February 29, 2016. Growth was driven by many factors including new business sold by sales representatives and penetration of additional products and services into existing customers.

Cost of first aid and safety services increased $8.9 million, or 4.6%, for the nine months ended February 28, 2017, over the nine months ended February 29, 2016, due to increased sales volume. The gross margin as a percent of revenue was 45.6% for the nine months ended February 28, 2017, which is an increase of 300 basis points compared to the gross margin as a percent of revenue of 42.6% in the same period of the prior fiscal year. The increase was driven primarily by improved sourcing and from leveraging of existing warehouses as a result of the ZEE acquisition.

Selling and administrative expenses increased $23.5 million to 35.3% of revenue, compared to 31.9% in the first nine months of the prior fiscal year. The increase was due primarily to an investment in sales resources to grow recently acquired customers from the ZEE acquisition and increases in various employee-partner related expenses.

Income before income taxes for the First Aid and Safety Services reportable operating segment increased $2.5 million to $38.5 million for the nine months ended February 28, 2017, compared to the same period in the prior fiscal year, due to the increase in revenue from both organic growth and the ZEE acquisition. Income before income taxes, at 10.3% of the reportable operating segment’s revenue, was a 30 basis point decrease compared to the same period last fiscal year primarily due to the investment in the sales force mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

The following is a summary of our cash flows and cash, cash equivalents and marketable securities as of and for the nine months ended February 28, 2017 and February 29, 2016:

(In thousands)	2017	2016

Net cash provided by operating activities	$483,758	$297,154
Net cash (used in) provided by investing activities	$(165,475)	$201,778
Net cash used in financing activities	$(307,634)	$(594,315)

Cash and cash equivalents at the end of the period	$147,244	$315,116
Marketable securities at the end of the period	$—	$71,703

Cash, cash equivalents and marketable securities as of February 28, 2017 and February 29, 2016 include $95.2 million and $104.3 million, respectively, that is located outside of the United States. We expect to use these amounts to fund our international operations and international expansion activities.

Cash flows provided by operating activities have historically supplied us with a significant source of liquidity. We generally use these cash flows to fund most, if not all, of our operations and expansion activities and dividends on our common stock. We may also use cash flows provided by operating activities, as well as proceeds from long-term debt and short-term borrowings, to fund growth and expansion opportunities, as well as other cash requirements such as the repurchase of our common stock and payment of long-term debt.

Net cash provided by operating activities was $483.8 million for the nine months ended February 28, 2017, an increase of $186.6 million compared to the nine months ended February 29, 2016. The increase was the result of higher net income from continuing operations offset by changes in working capital. Also, net cash provided by operating activities in fiscal 2016 was negatively impacted by a $166.2 million payment of a portion of the taxes due on the gain on the sale of the investment in the Shred-it Partnership (Shred-it).

Net cash used in investing activities includes capital expenditures and cash paid for acquisitions of businesses. Capital expenditures were $218.6 million and $207.5 million for the nine months ended February 28, 2017 and February 29, 2016, respectively. Capital expenditures in fiscal 2017 primarily relate to expansion efforts in the Uniform Rental and Facility Services reportable operating segment, representing $187.7 million of the current year outflow. Cash paid for acquisitions of businesses net of cash acquired was $19.6 million and $151.7 million for the nine months ended February 28, 2017 and February 29, 2016, respectively. The acquisitions during the nine months ended February 28, 2017 occurred in our Uniform Rental and Facility Services reportable operating segment, First Aid and Safety Services reportable operating segment and our Fire Protection business, which is included in All Other. Cash paid for acquisition of businesses net of cash acquired during the nine months ended February 29, 2016 included $120.6 million for the acquisition of ZEE. For the nine months ended February 28, 2017 and February 29, 2016, investing activities included $25.9 million and $578.3 million, respectively, of proceeds related to the sale of Shred-it. In addition, for the nine months ended February 29, 2016, there was $35.3 million of cash received from the sale of our document imaging and retention services business (Storage) and certain real estate that was excluded from the Storage sale. Net cash used in investing activities also includes net proceeds from purchases and redemptions of marketable securities and investments of $46.9 million for the nine months ended February 28, 2017. For the nine months ended February 29, 2016, net cash provided by investing activities includes net purchases of marketable securities and investments of $57.0 million.

Net cash used in financing activities was $307.6 million and $594.3 million for the nine months ended February 28, 2017 and February 29, 2016, respectively. On January 13, 2015, we announced that the Board of Directors authorized a $500.0 million share buyback program, which does not have an expiration date. During the first nine months of fiscal 2016, under the January 13, 2015 program, we purchased 3.1 million shares of Cintas common stock at an average price of $85.44 per share for a total purchase price of $262.9 million, which completed the January 13, 2015 buyback program. From the inception of the January 13, 2015 share buyback program through the completion of the program in September 2015, Cintas purchased a total of 5.9 million shares of Cintas common stock at an average price of $84.07 per share for a total purchase price of $500.0 million. On August 4, 2015, we announced that the Board of Directors authorized a $500.0 million share buyback program. During the nine months ended February 29, 2016, under the August 4, 2015 share buyback program, we purchased 2.6 million shares of Cintas common stock at an average price of $85.11 for a total purchase price of $220.0 million. During the nine months ended February 28, 2017, under the August 4, 2015 share buyback plan, we purchased 0.1 million shares at an average price of $94.11 per share for a total purchase price of $3.7 million. This completed the August 4, 2015 program through which Cintas purchased a total of 5.7 million shares of Cintas common stock at an average price of $87.89 for a total purchase price of $500.0 million. On August 2, 2016, we announced that the Board of Directors authorized a new $500.0 million share buyback program, which does not have an expiration date. As of February 28, 2017, no share buybacks have occurred under the August 2, 2016 program and there were no share buybacks under this program subsequent to February 28, 2017 through April 7, 2017. In addition, for the nine months ended February 28, 2017, Cintas acquired 0.2 million shares of Cintas common stock for employee payroll taxes due on restricted stock awards that vested during the nine months ended February 28, 2017. These shares were acquired at an average price of $100.59 per share for a total purchase price of $16.3 million.

On June 1, 2016, Cintas paid the $250.0 million five-year senior notes that matured on that date with cash on hand and proceeds from the issuance of commercial paper. As of February 28, 2017, we had $299.9 million aggregate principal amount in fixed rate senior notes outstanding due on December 1, 2017, net of $0.1 million of deferred financing fees, and $745.2 million aggregate principal amount in fixed rate senior notes outstanding, net of $4.8 million of deferred financing fees, with maturities ranging from 2021 to 2036.

On August 15, 2016, the Company entered into the Merger Agreement pursuant to which the Company would acquire all outstanding shares of G&K for $97.50 per share in cash, for a total enterprise value of approximately $2.2 billion, including acquired net debt. The completion of the Merger was subject to customary conditions. In connection with the Company's entry into the Merger Agreement, Cintas pre-paid $13.9 million in fees to acquire the bridge loan financing. As of February 28, 2017, these fees were recorded in prepaid assets on the consolidated condensed balance sheet to be expensed over the life of the bridge loan financing. In addition, the credit agreement that supports our commercial paper program was amended on September 16, 2016. The amendment increased the capacity of the revolving credit facility from $450.0 million to $600.0 million and added a $250.0 million term loan facility. Upon consummation of the Merger, the $150.0 million increase in the revolving credit facility took effect and the term loan facility was funded. The credit agreement has an accordion feature that provides Cintas the ability to request increases to the borrowing commitments under either the revolving credit facility or the term loan facility of up to $250.0 million in the aggregate, subject to customary conditions. The amendment also extended the maturity date of the agreement to September 15, 2021.

On March 21, 2017, the Company completed and closed the acquisition of G&K. To finance the G&K acquisition, Cintas used a combination of new senior notes, a term loan, other borrowings under our existing credit facility and cash on hand. Additionally, Cintas acquired long-term debt held by G&K. The following table summarizes the new debt and the debt acquired:

	Amount (in millions)	Issue Date	Maturity	Interest Rate

Senior notes	$650.0	March 9, 2017	April 1, 2022	2.90%
Senior notes	50.0	March 9, 2017	June 1, 2022	3.25%
Senior notes	1,000.0	March 9, 2017	April 1, 2027	3.70%
Term loan	250.0	March 21, 2017	September 15, 2021	1.91%	*
Commercial paper	159.0	Various	Various	1.25%
Total debt issued	2,109.0

Debt issuance costs	(10.7)

Net proceeds from new debt	$2,098.3

G&K senior notes	$50.0		April 15, 2023	3.73%
G&K senior notes	50.0		April 15, 2025	3.88%
Total debt acquired	$100.0
* The term loan is a variable rate debt instrument. The rate presented is the variable borrowing rate on the date the term loan was funded.

In addition to the debt issued, cash on hand was used to complete the acquisition.

As of February 28, 2017, there was $99.5 million aggregate principal amount of commercial paper outstanding with a weighted average interest rate of 1.01% and maturity dates less than 30 days. No commercial paper or borrowings under our revolving credit facility were outstanding as of May 31, 2016.

Cintas has certain covenants related to debt agreements. These covenants limit our ability to incur certain liens, to engage in sale-leaseback transactions and to merge, consolidate or sell all or substantially all of Cintas' assets. These covenants also require Cintas to maintain certain debt to earnings before interest, taxes, depreciation and amortization (EBITDA) and interest coverage ratios. Cross-default provisions exist between certain debt instruments. If a default of a significant covenant were to occur, the default could result in an acceleration of the maturity of the indebtedness, impair liquidity and limit the ability to raise future capital. As of February 28, 2017, Cintas was in compliance with all debt covenants.

Our access to the commercial paper and long-term debt markets has historically provided us with sources of liquidity.  We do not anticipate having difficulty in obtaining financing from those markets in the future in view of our favorable experiences in the debt markets in the recent past. Our ability to continue to access the commercial paper and long-term debt markets on favorable interest rate and other terms will depend, to a significant degree, on the ratings assigned by the credit rating agencies to our indebtedness. As of February 28, 2017, our ratings were as follows:

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

On March 9, 2017, Moody's Investors Service rating agency concluded their review of Cintas and revised our ratings as follows:

Rating Agency	Outlook	Commercial Paper	Long-term Debt

Moody’s Investors Service	Stable	P-2	A3

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements. Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “predicts,” “projects,” “plans,” “expects,” “intends,” “target,” “forecast,” “believes,” “seeks,” “could,” “should,” “may” and “will” or the negative versions thereof and similar words, terms and expressions and by the context in which they are used. Such statements are based upon current expectations of Cintas and speak only as of the date made. You should not place undue reliance on any forward-looking statement. We cannot guarantee that any forward-looking statement will be realized. These statements are subject to various risks, uncertainties, potentially inaccurate assumptions and other factors that could cause actual results to differ from those set forth in or implied by this Quarterly Report. Factors that might cause such a difference include, but are not limited to, risks inherent in the achievement of cost synergies and the timing thereof, including whether the Merger will be accretive and within the expected timeframe; our ability to promptly and effectively integrate acquisitions, including G&K and ZEE; the possibility of greater than anticipated operating costs including energy and fuel costs; lower sales volumes; loss of customers due to outsourcing trends; the performance and costs of integration of acquisitions, including G&K and ZEE; fluctuations in costs of materials and labor including increased medical costs; costs and possible effects of union organizing activities; failure to comply with government regulations concerning employment discrimination, employee pay and benefits and employee health and safety; the effect on operations of exchange rate fluctuations, tariffs and other political, economic and regulatory risks; uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation; the cost, results and ongoing assessment of internal controls for financial reporting required by the Sarbanes-Oxley Act of 2002; costs of our SAP system implementation; disruptions caused by the inaccessibility of computer systems data, including cybersecurity risks; the initiation or outcome of litigation, investigations or other proceedings; higher assumed sourcing or distribution costs of products; the disruption of operations from catastrophic or extraordinary events; the amount and timing of repurchases of our common stock, if any; changes in federal and state tax and labor laws; and the reactions of competitors in terms of price and service. Cintas undertakes no obligation to publicly release any revisions to any forward-looking statements or to otherwise update any forward-looking statements whether as a result of new information or to reflect events, circumstances or any other unanticipated developments arising after the date on which such statements are made. A further list and description of risks, uncertainties and other matters can be found in our Annual Report on Form 10-K for the year ended May 31, 2016 and in our reports on Forms 10-Q and 8-K. The risks and uncertainties described herein are not the only ones we may face. Additional risks and uncertainties presently not known to us or that we currently believe to be immaterial may also harm our business.

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

ITEM 4.
CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

With the participation of Cintas’ management, including Cintas’ Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, Cintas has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of February 28, 2017.  Based on such evaluation, Cintas’ management, including Cintas’ Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, has concluded that Cintas’ disclosure controls and procedures were effective as of February 28, 2017, in ensuring (i) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is accumulated and communicated to Cintas’ management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in Cintas’ internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended February 28, 2017, that have materially affected, or are reasonably likely to materially affect, Cintas’ internal control over financial reporting. See “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” on pages 28 through 30 of our Annual Report on Form 10-K for the fiscal year ended May 31, 2016.

Part II.  Other Information

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Period (In millions, except share and per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan (1)	Maximum approximate dollar value of shares that may yet be purchased under the plan (1)

December 1 - 31, 2016(2)	238	$116.55	—	$500.0
January 1 - 31, 2017 (3)	6,531	$116.11	—	$500.0
February 1 - 28, 2017(4)	318	$118.01	—	$500.0
Total	7,087	$116.21	—	$500.0

(1) On August 2, 2016, Cintas announced that the Board of Directors authorized a $500.0 million share buyback program, which does not have an expiration date.
(2) During December 2016, Cintas acquired 238 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $116.55 per share for a total purchase price of less than $0.1 million.
(3) During January 2017, Cintas acquired 6,531 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $116.11 per share for a total purchase price of $0.8 million.
(4) During February 2017, Cintas acquired 318 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $118.01 per share for a total purchase price of less than $0.1 million.

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

CINTAS CORPORATION
(Registrant)

Date:	April 7, 2017	/s/	J. Michael Hansen

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