Form 10-K
period 2017-05-31
CINTAS CORP
filed 2017-07-31
CIK 723254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended May 31, 2017
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
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	✓	Accelerated Filer	Non-Accelerated Filer	(Do not check if a smaller reporting company.)
Smaller Reporting Company		Emerging Growth Company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	✓
The aggregate market value of the Registrant's Common Stock held by non-affiliates as of November 30, 2016, was $12,034,116,433 based on a closing sale price of $114.60 per share. As of June 30, 2017, 181,027,841 shares of the Registrant's Common Stock were issued and 105,435,865 shares were outstanding.
Documents Incorporated by Reference
Portions of the Registrant's Proxy Statement to be filed with the Commission for its 2017 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

Cintas Corporation

Part I

Item 1.  Business
Cintas Corporation (Cintas, Company, we, us or our), a Washington corporation, helps more than one million businesses of all types and sizes, primarily in North America, as well as Latin America, Europe and Asia, get Ready™ to open their doors with confidence every day by providing a wide range of products and services that enhance our customers’ image and help keep their facilities and employees clean, safe and looking their best. With products and services including uniforms, floor care, restroom supplies, first aid and safety products, fire extinguishers and testing, and safety and compliance training, Cintas helps customers get Ready for the Workday™. Cintas was founded in 1968 by Richard T. Farmer, currently the Chairman Emeritus of the Board of Directors, when he left his family's industrial laundry business in order to develop uniform programs using an exclusive new fabric. In the early 1970's, Cintas acquired the family industrial laundry business. Over the years, Cintas developed additional products and services that complemented its core uniform business and broadened the scope of products and services available to its customers.
On March 21, 2017, Cintas completed the acquisition of G&K Services, Inc. (G&K) for consideration of approximately $2.1 billion. G&K is now a wholly-owned subsidiary of Cintas that will operate within the Uniform Rental and Facility Services operating segment. To finance the G&K acquisition, Cintas used a combination of new senior notes, a term loan, other borrowings under its existing credit facility and cash on hand. G&K's results of operations are included in Cintas' consolidated financial statements as of and from the date of acquisition.
U.S. Generally Accepted Accounting Principles (U. S. GAAP) requires companies to evaluate their reportable operating segments periodically and when certain events occur. As a result of our evaluation in fiscal 2016, effective June 1, 2015, Cintas realigned its organizational structure and updated its reportable operating segments in light of certain changes in its business including the acquisition of ZEE Medical Inc. (ZEE) in the first quarter of fiscal 2016. Cintas’ updated reportable operating segments are Uniform Rental and Facility Services and First Aid and Safety Services. The Uniform Rental and Facility Services reportable operating segment, which includes G&K, consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items. In addition to these rental items, restroom cleaning services and supplies, carpet and tile cleaning services and the sale of items from our catalogs to our customers on route are included within this reportable operating segment. The First Aid and Safety Services reportable operating segment, which includes ZEE, consists of first aid and safety products and services. The remainder of Cintas’ business, which consists of Fire Protection Services and its Uniform Direct Sale business, is included in All Other.
At May 31, 2017, Cintas has classified a significant business, referred to as "Discontinued Services", as held for sale.  Prior to meeting the held for sale criteria, Discontinued Services was primarily included in All Other. In fiscal 2014, Cintas completed its partnership transaction with the shareholders of Shred-it International Inc. to combine Cintas' shredding business (Shredding) with the shredding business of Shred-it International Inc. (the Shredding Transaction). Pursuant to the Shredding Transaction, the newly formed partnership (the Shred-it Partnership) was owned 42% by Cintas and 58% by the shareholders of Shred-it International Inc. Cintas' investment in the Shred-it Partnership (Shred-it) and the results of Shredding are classified as discontinued operations for all periods presented as a result of selling the investment during fiscal 2016. During fiscal 2015, Cintas sold the storage business (Storage) and, as a result, its operations are also classified as discontinued operations for all periods presented. In accordance with the applicable accounting guidance for the disposal of long-lived assets and discontinued operations, the results of Discontinued Services, Shredding and Storage have been excluded from both continuing operations and operating segment results for all periods presented. Please see Note 16 entitled Discontinued Operations of "Notes to Consolidated Financial Statements" for additional information.
We provide our products and services to over one million businesses of all types, from small service and manufacturing companies to major corporations that employ thousands of people. This diversity in customer base results in no individual customer accounting for greater than one percent of Cintas' total revenue. As a result, the loss of one account would not have a significant financial impact on Cintas.

The following table sets forth Cintas' total revenue and the revenue derived from each reportable operating segment and All Other:

Fiscal Year Ended May 31, (in thousands)	2017	2016(1)	2015(1)

Uniform Rental and Facility Services	$4,202,490	$3,759,524	$3,519,199
First Aid and Safety Services	508,233	461,783	326,593
All Other	612,658	574,465	523,885
Total Revenue	$5,323,381	$4,795,772	$4,369,677

(1)
The figures for fiscal 2016 and 2015 reflect the change in classification of Discontinued Services, Shredding and Storage to discontinued operations within the Consolidated Statements of Income. See Note 16 entitled Discontinued Operations of "Notes to Consolidated Financial Statements."

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
Within the Uniform Rental and Facility Services reportable operating segment, Cintas provides its products and services to customers via local delivery routes originating from rental processing plants and branches. Within the First Aid and Safety Services reportable operating segment and All Other, Cintas provides its products and services via its distribution network and local delivery routes or local representatives. In total, Cintas has approximately 11,000 local delivery routes, 528 operational facilities and 11 distribution centers. At May 31, 2017, Cintas employed approximately 42,000 employees, of which approximately 1,700 were represented by labor unions.
Cintas sources finished products from many outside suppliers. In addition, Cintas operates six manufacturing facilities that provide for standard uniform needs. Cintas purchases fabric, used in its manufacturing process, from several suppliers. Cintas is not aware of any circumstances that would hinder its ability to continue obtaining these materials.
Cintas is subject to various environmental laws and regulations, as are other companies in the uniform rental industry. While environmental compliance is not a material component of its costs, Cintas must incur capital expenditures and associated operating costs, primarily for water treatment and waste removal, on a regular basis. Environmental spending related to water treatment and waste removal was approximately $14 million in fiscal 2017 and approximately $13 million in fiscal 2016. Capital expenditures to limit or monitor hazardous substances totaled approximately $3 million in both fiscal 2017 and fiscal 2016. Cintas does not expect a material change in the cost of environmental compliance and is not aware of any material non-compliance with environmental laws.
Cintas uses its corporate website, www.cintas.com, as a channel for routine distribution of important information, including news releases, analyst presentations and financial information. Cintas files with or furnishes to the SEC Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports, as well as proxy statements and annual reports to shareholders, and, from time to time, other documents. The reports and other documents filed with or furnished to the SEC are available to investors on or through our corporate website free of charge as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. In addition, the public may read and copy any of the materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington D.C. 20549. The public may obtain information on the operation of the facilities by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site located at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers, such as Cintas, that file electronically with the SEC. Cintas' SEC filings can be found on the Investors page of its website at www.cintas-corp.com/company/investor_information/highlights.aspx and its Code of Conduct and Business Ethics can be found on the About Us page of its website at www.cintas-corp.com/company. These documents are available in print to any shareholder who requests a copy by writing or calling Cintas as set forth on the Investor Information page. The content on any website referred to in this Annual Report on Form 10-K is not incorporated by reference into this Form 10-K unless expressly noted.

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

This Annual Report on Form 10-K contains forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements.  Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “predicts,” “projects,” “plans,” “expects,” “intends,” “target,” “forecast,” “believes,” “seeks,” “could,” “should,” “may” and “will” or the negative versions thereof and similar words, terms and expressions and by the context in which they are used.  Such statements are based upon current expectations of Cintas and speak only as of the date made.  You should not place undue reliance on any forward-looking statement.  We cannot guarantee that any forward-looking statement will be realized.  These statements are subject to various risks, uncertainties, potentially inaccurate assumptions and other factors that could cause actual results to differ from those set forth in or implied by this Annual Report. Factors that might cause such a difference include, but are not limited to, risks inherent with the G&K transaction in the achievement of cost synergies and the timing thereof, including whether the G&K transaction will be accretive and within the expected timeframe; the possibility of greater than anticipated operating costs including energy and fuel costs; lower sales volumes; loss of customers due to outsourcing trends; the performance and costs of integration of acquisitions, including G&K; fluctuations in costs of materials and labor including increased medical costs; costs and possible effects of union organizing activities; failure to comply with government regulations concerning employment discrimination, employee pay and benefits and employee health and safety; the effect on operations of exchange rate fluctuations, tariffs and other political, economic and regulatory risks; uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation; the cost, results and ongoing assessment of internal controls for financial reporting required by the Sarbanes-Oxley Act of 2002; costs of our SAP system implementation; disruptions caused by the inaccessibility of computer systems data, including cybersecurity risks; the initiation or outcome of litigation, investigations or other proceedings; higher assumed sourcing or distribution costs of products; the disruption of operations from catastrophic or extraordinary events; the amount and timing of repurchases of our common stock, if any; changes in federal and state tax and labor laws; and the reactions of competitors in terms of price and service. Cintas undertakes no obligation to publicly release any revisions to any forward-looking statements or to otherwise update any forward-looking statements whether as a result of new information or to reflect events, circumstances or any other unanticipated developments arising after the date on which such statements are made, except otherwise as required by law. The risks and uncertainties described herein are not the only ones we may face. Additional risks and uncertainties presently not known to us or that we currently believe to be immaterial may also harm our business.
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
Historically, a portion of our growth has come from acquisitions. We continue to evaluate opportunities for acquiring businesses that may supplement our internal growth. However, there can be no assurance that we will be able to locate and purchase suitable acquisitions. In addition, the success of any acquisition, including the ability to realize anticipated cost synergies, depends in part on our ability to integrate the acquired company. The process of integrating acquired businesses, including G&K and ZEE, may involve unforeseen difficulties and may require a disproportionate amount of our management's attention and our financial and other resources. If management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, we may not be able to realize anticipated cost synergies resulting from acquisitions and our business could suffer. Although we conduct due diligence investigations prior to each acquisition, there can be no assurance that we will discover or adequately protect against all material liabilities of an acquired business for which we may be responsible as a successor owner or operator. The failure to identify suitable acquisitions and successfully integrate these acquired businesses, or to discover liabilities associated with such businesses in the diligence process, could adversely affect our consolidated results of operations.

Our indebtedness may limit cash flow available to invest in the ongoing needs of our business.
Our outstanding indebtedness, including indebtedness incurred to consummate the G&K transaction, may have negative consequences on our business, such as requiring us to dedicate a substantial portion of our cash flow from operations to the payment of debt service, reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, dividend increases, stock buybacks and other general corporate purposes, as well as increase our vulnerability to adverse economic or industry conditions. In addition, it may limit our ability to obtain additional financing in the future to enable us to react to changes in our business or industry or place us at a competitive disadvantage compared to businesses in our industry that have less debt.

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

Failure to preserve positive labor relationships with our employees could adversely affect our consolidated results of operations.
Following the G&K transaction, more of our labor force is unionized. While we believe that our employee relations are good, we have been and could continue to be the target of a unionization campaign by several unions. These unions have attempted to pressure Cintas into surrendering its employees' rights to a government-supervised election by unilaterally accepting union representation. We will continue to vigorously oppose any unionization campaign and defend our employees' rights to a government-supervised election. Unionization campaigns could be materially disruptive to our business and could adversely affect our consolidated results of operations.

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
We earn revenue, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar, including the Canadian dollar, British pound, and the euro. In fiscal years 2017, 2016 and 2015, revenue denominated in currencies other than the U.S. dollar represented less than 10% of our consolidated revenue. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenue, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, fluctuations in the value of the U.S. dollar against other major currencies, particularly in the event of significant increases in foreign currency revenue, will impact our revenue and operating income and the value of balance sheet items denominated in foreign currencies. This impact could adversely affect our consolidated financial condition and consolidated results of operations.

Failure to comply with federal and state regulations to which we are subject could result in penalties or costs that could adversely affect our results of operations.
Our business is subject to complex and stringent state and federal regulations, including employment laws and regulations, minimum wage requirements, overtime requirements, working condition requirements, citizenship requirements, transportation and other laws and regulations.  In particular, we are subject to the regulations promulgated by the U.S. Department of Transportation, or USDOT, and under the Occupational Safety and Health Act of 1970, as amended, or OSHA.  We have incurred, and will continue to incur, capital and operating expenditures and other costs in the ordinary course of our business in complying with the USDOT, OSHA and other laws and regulations to which we are subject.  Changes in laws, regulations and the related interpretations, including any laws or regulations that may be enacted by the current U.S. presidential administration and Congress, may alter the landscape in which we do business and may affect our costs of doing business. The impact of new laws and regulations cannot be predicted. Compliance with new laws and regulations may increase our operating costs or require significant capital expenditures. Any failure to comply with applicable laws or regulations could result in substantial fines by government authorities, payment of damages to private litigants, or possible revocation of our authority to conduct our operations, which could adversely affect our ability to service customers and our consolidated results of operations.

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
Our businesses rely on our computer systems to provide customer information, process customer transactions and provide other general information necessary to manage our businesses. We have an active disaster recovery plan in place that is frequently reviewed and tested. However, our computer systems, including the systems inherited from G&K, are subject to damage or interruption due to system conversions, such as our current conversion to SAP enterprise system, power outages, computer or telecommunication failures, catastrophic events such as fires, tornadoes and hurricanes and usage errors by our employees. Although we believe that we have adopted appropriate measures to mitigate potential risks to our technology and our operations from these information technology-related and other potential disruptions, given the unpredictability of the timing, nature and scope of such disruptions, we could potentially be subject to production downtimes, operational delays and interruptions in our ability to provide products and services to our customers. Any disruption caused by the unavailability of our computer systems could adversely affect our sales, could require us to make a significant investment to fix or replace them and, therefore, could adversely affect our consolidated results of operations. In addition, cyber-security attacks are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and corruption of data. If the network of security controls, policy enforcement mechanisms and monitoring systems to address these threats to our technology fails, the compromising of confidential or otherwise protected Company, customer, or employee information, destruction or corruption of data, security breaches, or other manipulation or improper use of our systems and networks could result in financial losses from remedial actions, loss of business or potential liability and damage to our reputation.

Failure to achieve and maintain effective internal controls could adversely affect our business and stock price.
Effective internal controls are necessary for us to provide reliable financial reports. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to the consolidated financial statement preparation and presentation. While we continue to evaluate our internal controls, including those related to the acquired G&K business, we cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. If we fail to maintain the adequacy of our internal controls or if we or our independent registered public accounting firm were to discover material weaknesses in our internal controls, as such standards are modified, supplemented or amended, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Failure to achieve and maintain an effective internal control environment could cause us to be unable to produce reliable financial reports or prevent fraud. This may cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

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

Item 1B.  Unresolved Staff Comments
None.

Item 2.  Properties
Cintas occupies 539 facilities located in 345 cities. Cintas leases 295 of these facilities for various terms ranging from monthly to the year 2032. Cintas expects that it will be able to renew or replace its leases on satisfactory terms. Of the six manufacturing facilities noted below, Cintas controls the operations of one manufacturing facility, but does not own or lease the real estate related to the operation. All remaining facilities are owned. The principal executive office in Cincinnati, Ohio, provides centrally located administrative functions including accounting, finance, marketing and computer system development and support. Cintas operates rental processing plants that house administrative, sales and service personnel and the necessary equipment involved in the cleaning of uniforms and bulk items, such as entrance mats and shop towels. Branch operations provide administrative, sales and service functions. Cintas operates 11 distribution centers and six manufacturing facilities. Cintas also operates first aid and safety and fire protection facilities and direct sales offices. Cintas considers the facilities it operates to be adequate for their intended use. Cintas owns or leases approximately 19,200 vehicles which are used for the route-based services and by the sales and management employee-partners.
The following chart provides additional information concerning Cintas' facilities:

Type of Facility	# of Facilities

Rental Processing Plants	217
Rental Branches	203
First Aid and Safety Facilities	53
All Other Facilities	49
Distribution Centers	11	(1)
Manufacturing Facilities	6
Total	539
(1) Includes the principal executive office, which is attached to the distribution center in Cincinnati, Ohio.
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
Cintas' common stock is traded on the NASDAQ Global Select Market under the symbol "CTAS." The following table provides the high and low sales prices of shares of Cintas' common stock by quarter during the last two fiscal years:

Fiscal 2017
Quarter Ended	High	Low

May 2017	$128.85	$117.21
February 2017	122.21	112.96
November 2016	119.94	102.07
August 2016	117.69	91.24

Fiscal 2016
Quarter Ended	High	Low

May 2016	$95.49	$84.32
February 2016	93.64	80.00
November 2015	94.35	82.71
August 2015	89.74	78.00
Holders
At May 31, 2017, there were approximately 2,000 shareholders on record of Cintas' common stock. Cintas believes that this represents approximately 62,000 beneficial owners.
Dividends
Dividends on Cintas' outstanding common stock have been paid annually and amounted to $1.33 per share, $1.05 per share and $1.70 per share in fiscal 2017, 2016 and 2015, respectively. The fiscal 2015 dividend was comprised of an annual cash dividend of $0.85 per share, and an additional $0.85 per share special dividend related to the cash proceeds received from the Shred-it Transaction.

Stock Performance Graph
The following graph summarizes the cumulative return on $100 invested in Cintas' common stock, the S&P 500 Stock Index, the common stocks of a selected peer group of companies Because our products and services are diverse, Cintas does not believe that any single published industry index is appropriate for comparing shareholder return. Therefore, the peer groups used in the performance graph combines publicly traded companies in the business services industry that have similar characteristics as Cintas for each fiscal year, such as route based delivery of products and services. Prior to fiscal 2017, Cintas compared its common stock returns to the following publicly traded companies: G & K Services, Inc., UniFirst Corporation, ABM Industries and Iron Mountain, Inc. (Old Peer Group). In fiscal 2016, Cintas completed the sale of the businesses within the former Document Management Services operating segment. As a result, Cintas made the change to a new peer group (New Peer Group). The companies included in the New Peer Group are UniFirst Corporation, ABM Industries and Rollins, Inc. Rollins, Inc. was added to the New Peer Group because it is a route based provider of products and services with similar characteristics as Cintas.
Total shareholder return was based on the increase in the price of the common stock and assumed reinvestment of all dividends. Further, total return was weighted according to market capitalization of each company. The companies in the Peer Groups are not the same as those considered by the Compensation Committee of the Board of Directors.

Total Shareholder Returns
Comparison of Five-Year Cumulative Total Return
(1) The Old Peer Group previously included G&K Services, Inc. but has been excluded from the Old Peer Group herein due to our acquisition of G&K Services, Inc. during fiscal 2017.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

Period (In millions, except share and per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan (1)	Maximum approximate dollar value of shares that may yet be purchased under the plan (1)

March 1 - 31, 2017 (2)	937	$126.20	—	$500.0
April 1 - 30, 2017 (3)	689	125.11	—	500.0
May 1 - 31, 2017 (4)	3,704	124.75	—	500.0
Total	5,330	$125.05	—	$500.0

(1) On August 6, 2016, Cintas announced that the Board of Directors authorized a $500.0 million share buyback program, which does not have an expiration date.
(2) During March 2017, Cintas acquired 937 shares of Cintas common stock in satisfaction of employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were purchased at an average price of $126.20 per share for a total purchase price of $0.1 million.
(3) During April 2017, Cintas acquired 689 shares of Cintas common stock in satisfaction of employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were purchased at an average price of $125.11 per share for a total purchase price of less than $0.1 million.
(4) During May 2017, Cintas acquired 3,704 shares of Cintas common stock in satisfaction of employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were purchased at an average price of $124.75 per share for a total purchase price of $0.5 million.

Item 6.  Selected Financial Data
Five-Year Financial Summary

(In thousands except per share and percentage data)
Fiscal Years Ended May 31,	2013(1)	2014(1)	2015(1)	2016(1)	2017(1)(2)	Compound Annual Growth (2013-2017)

Revenue	$3,878,271	$4,091,204	$4,369,677	$4,795,772	$5,323,381	8.2%
Net Income, Continuing Operations	300,150	330,541	402,553	448,605	457,286	11.1%
Net Income, Discontinued Operations	15,292	43,901	28,065	244,915	23,422	11.2%
Net Income	$315,442	$374,442	$430,618	$693,520	$480,708	11.1%
Basic Earnings Per Share:
Continuing Operations	$2.41	$2.72	$3.44	$4.08	$4.27	15.4%
Discontinued Operations	0.12	0.36	0.24	2.22	0.22	16.4%
Basic Earnings Per Share	$2.53	$3.08	$3.68	$6.30	$4.49	15.4%
Diluted Earnings Per Share:
Continuing Operations	$2.40	$2.69	$3.39	$4.02	$4.17	14.8%
Discontinued Operations	0.12	0.36	0.24	2.19	0.21	15.0%
Diluted Earnings Per Share	$2.52	$3.05	$3.63	$6.21	$4.38	14.8%
Dividends Per Share	$0.64	$0.77	$1.70	$1.05	$1.33	20.1%
Total Assets (3)	$4,336,417	$4,454,457	$4,185,675	$4,098,815	$6,844,057	12.1%
Shareholders' Equity	$2,201,492	$2,192,858	$1,932,455	$1,842,659	$2,302,793	1.1%
Return on Average Equity (4)	13.8%	15.0%	19.5%	23.8%	22.1%
Long-Term Debt	$1,291,764	$1,292,482	$1,293,215	$1,294,422	$ 3,133,524(5)

(1)
In accordance with the applicable accounting guidance for the disposal of long-lived assets and discontinued operations, the results of our Discontinued Services, Shredding and Storage have been excluded from continuing operations for all periods presented. Please see Note 16 entitled Discontinued Operations of "Notes to Consolidated Financial Statements" for additional information.

(2)
Includes G&K results of operations from March 21, 2017 through May 31, 2017. Historical periods presented prior to fiscal 2017 do not include G&K and as a result, the information may not be comparable. Please see Note 9 entitled Acquisitions and Divestitures of "Notes to Consolidated Financial Statements" for additional information regarding the G&K acquisition.

(3)
In accordance with the applicable accounting guidance for simplifying the presentation of debt issuance costs, the debt costs related to recognized debt liabilities have been excluded from Total Assets and reclassified to Long-Term Debt as a direct deduction from the carrying amount of the debt liabilities. The impact of this change in accounting principle on balances previously reported for fiscal 2016, 2015, 2014 and 2013 were reclassifications of $5.6 million, $6.8 million, $8.0 million and $9.2 million, respectively, from other assets to long-term liabilities.

(4)
Return on average equity is computed as net income from continuing operations divided by the average of shareholders' equity. We believe that disclosure of this non-GAAP financial measure gives management and shareholders a good indication of Cintas' historical performance.

(5)
Includes issuance of approximately $2.1 billion in debt to fund the G&K acquisition. Please see Note 6 entitled Debt and Derivatives of "Notes to Consolidated Financial Statements" for additional information.

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
Results of Operations
On March 21, 2017, Cintas completed the acquisition of G&K Services, Inc. (G&K) for consideration of approximately $2.1 billion. G&K is now a wholly-owned subsidiary of Cintas that will operate within the Uniform Rental and Facility Services operating segment. To finance the G&K acquisition, Cintas used a combination of new senior notes, a term loan, other borrowings under its existing credit facility and cash on hand. G&K's results of operations are included in Cintas' consolidated financial statements as of and from the date of acquisition.
U. S. GAAP requires companies to evaluate their reportable operating segments periodically and when certain events occur. As a result of our evaluation in fiscal 2016, effective June 1, 2015, Cintas realigned its organizational structure and updated its reportable operating segments in light of certain changes in its business, including the acquisition of ZEE Medical Inc. (ZEE) in the first quarter of fiscal 2016. Cintas’ updated reportable operating segments are Uniform Rental and Facility Services and First Aid and Safety Services. The Uniform Rental and Facility Services reportable operating segment, which includes G&K, consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items. In addition to these rental items, restroom cleaning services and supplies, carpet and tile cleaning services and the sale of items from our catalogs to our customers on route are included within this reportable operating segment. The First Aid and Safety Services reportable operating segment, which includes ZEE, consists of first aid and safety products and services. The remainder of Cintas’ business, which consists of Fire Protection Services and its Uniform Direct Sale business, is included in All Other. Cintas evaluates operating segment performance based on revenue and income before income taxes. Revenue and income before income taxes for each of these reportable operating segments for the years ended May 31, 2017, 2016 and 2015 are presented in Note 14 entitled Operating Segment Information of "Notes to Consolidated Financial Statements." The Company regularly reviews its operating segments for reporting purposes based on the information its chief operating decision maker regularly reviews for purposes of allocating resources and assessing performance and makes changes when appropriate.

At May 31, 2017, Cintas has classified a significant business, referred to as Discontinued Services, as held for sale.  Prior to meeting the held for sale criteria, Discontinued Services was primarily included in All Other. In fiscal 2014, Cintas completed its partnership transaction with the shareholders of Shred-it International Inc. to combine Shredding with the shredding business of Shred-it International Inc. Pursuant to the Shredding Transaction, the Shred-it Partnership was owned 42% by Cintas and 58% by the shareholders of Shred-it International Inc. Cintas' investment in Shred-it and the results of Shredding are classified as discontinued operations for all periods presented as a result of selling the investment during fiscal 2016. During fiscal 2015, Cintas sold Storage and, as a result, its operations are also classified as discontinued operations for all periods presented. In accordance with the applicable accounting guidance for the disposal of long-lived assets and discontinued operations, the results of Discontinued Services, Shredding and Storage have been excluded from both continuing operations and operating segment results for all periods presented. Please see Note 16 entitled Discontinued Operations of "Notes to Consolidated Financial Statements" for additional information.
The following table sets forth certain consolidated statements of income data as a percent of revenue by reportable operating segment, All Other and in total for the fiscal years ended May 31:

	2017(1)	2016(1)	2015(1)

Revenue:
Uniform Rental and Facility Services	79.0%	78.4%	80.5%
First Aid and Safety Services	9.5%	9.6%	7.5%
All Other	11.5%	12.0%	12.0%
Total revenue	100.0%	100.0%	100.0%

Cost of sales:
Uniform Rental and Facility Services	54.9%	55.7%	56.6%
First Aid and Safety Services	54.7%	57.3%	53.4%
All Other	58.3%	58.6%	59.1%
Total cost of sales	55.3%	56.2%	56.6%

Gross margin:
Uniform Rental and Facility Services	45.1%	44.3%	43.4%
First Aid and Safety Services	45.3%	42.7%	46.6%
All Other	41.7%	41.4%	40.9%
Total gross margin	44.7%	43.8%	43.4%

Selling and administrative expenses:
Uniform Rental and Facility Services	27.1%	26.5%	26.2%
First Aid and Safety Services	34.9%	31.9%	32.8%
All Other	34.5%	33.1%	34.3%
Total selling and administrative expenses	28.7%	27.8%	27.7%

G&K Services, Inc. transaction and integration expenses	1.5%	—%	—%

Gain on sale of stock of an equity method investment	—%	—%	0.5%

Interest expense, net	1.6%	1.3%	1.5%

Income from continuing operations before income taxes	12.9%	14.7%	14.7%

(1)
The figures presented reflect the change in classification of Discontinued Services, Shredding and Storage to discontinued operations within the Consolidated Statements of Income. See Note 16 entitled Discontinued Operations of "Notes to Consolidated Financial Statements."

Fiscal 2017 Compared to Fiscal 2016
Fiscal 2017 total revenue was $5.3 billion, an increase of 11.0% over the prior fiscal year. Revenue increased organically by 6.7% as a result of increased sales volume. Organic growth adjusts for the impact of acquisitions, divestitures, workday differences and foreign currency exchange rate fluctuations. Total revenue was positively impacted by 4.8% due to acquisitions, primarily through the acquisition of G&K. Revenue growth was negatively impacted by 0.1% due to foreign currency exchange rate fluctuations and 0.4% due to one less workday in fiscal 2017 compared to fiscal 2016.
Organic growth by quarter is shown in the table below.

Organic Growth

First Quarter Ending August 31, 2016	6.0%
Second Quarter Ending November 30, 2016	6.0%
Third Quarter Ending February 28, 2017	6.6%
Fourth Quarter Ending May 31, 2017	8.1%

For the Fiscal Year Ending May 31, 2017	6.7%
Uniform Rental and Facility Services reportable operating segment revenue consists predominantly of revenue derived from the rental of corporate identity uniforms and other garments, including flame resistant clothing, and the rental and/or sale of mats, mops, shop towels, restroom supplies and other rental services. Revenue from the Uniform Rental and Facility Services reportable operating segment increased 11.8% compared to fiscal 2016. The increase resulted from an organic growth increase in revenue of 6.9%. The amount of new business grew, resulting from an increase in the number and productivity of sales representatives. Generally, sales productivity improvements are the result of increased tenure and improved training, which result in a higher number of products and services sold. Revenue growth was negatively impacted by 0.1% due to foreign currency exchange rate fluctuations and 0.4% due to one less workday in fiscal 2017 compared to the same period in the prior fiscal year. Revenue was positively impacted by 5.4% due to acquisitions, primarily G&K.
Other revenue, consisting of revenue from the First Aid and Safety Services reportable operating segment and All Other, increased 8.2% compared to fiscal 2016. Revenue increased organically by 6.1% due primarily to improved sales representative productivity. Revenue growth was negatively impacted by 0.1% due to foreign currency exchange rate fluctuations and 0.4% due to one less workday in fiscal 2017 compared to fiscal 2016. Acquisitions positively impacted revenue by 2.6%.
Cost of uniform rental and facility services increased 10.3% compared to fiscal 2016. Cost of uniform rental and facility services consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other ancillary items. The cost of uniform rental and facility services increase compared to fiscal 2016 was due to increased Uniform Rental and Facility Services reportable operating segment sales volume from internal growth and the acquired G&K sales volume.
Cost of other consists primarily of cost of goods sold (predominantly first aid and safety products, uniforms and fire protection products), delivery expenses and distribution expenses in the First Aid and Safety Services reportable operating segment and All Other. Cost of other increased 5.6% in fiscal 2017 compared to fiscal 2016. The increase was primarily related to the increased sales volumes in the First Aid and Safety Services reportable operating segment and All Other.
Selling and administrative expenses increased $195.0 million, or 14.6%, compared to fiscal 2016 due primarily to increases in labor and other employee-partner related expenses. As a result of the acquisition of G&K in fiscal 2017, the Company incurred various transaction and integration expenses which relate primarily to asset impairment charges, legal and professional fees, employee termination expenses, the write-off of excess inventory and other miscellaneous expenses. In fiscal 2017, G&K transaction and integration expenses were $79.2 million or 1.5% of total revenue.
Net interest expense (interest expense less interest income) was $86.3 million in fiscal 2017 compared to $63.6 million in fiscal 2016. The increase in net interest expense is primarily due to the additional debt issued to finance the G&K acquisition and $17.1 million of short-term debt financing fees incurred in connection with the acquisition.

Income before income taxes was $687.4 million, a decrease of $17.9 million, or 2.5%, compared to fiscal 2016. The decrease in income before income taxes was due to the G&K transaction and integration expenses and the increase in interest expense previously mentioned. These impacts were partially offset by the increase in gross margin.
Cintas' effective tax rate on continuing operations was 33.5% for fiscal 2017 compared to 36.4% in fiscal 2016. The decrease was primarily due to the adoption of Accounting Standard Update (ASU) 2016-09, "Improvements to Employee Share-Based Payment Accounting." The effective tax rate in fiscal 2017 included a benefit of $29.4 million as a result of the adoption of ASU 2016-09. This benefit was partially offset by the election to recognize forfeitures as they occur, which resulted in additional stock compensation expense of $8.3 million when compared to our historical practice of estimating forfeiture for expense purposes. The adoption of ASU 2016-09 also resulted in an increase in the effect of dilutive securities in fiscal 2017 of 0.8 million shares. For fiscal 2017, the net impact on diluted earnings per share from the adoption of ASU 2016-09 was an increase of $0.19 per share over what diluted earnings per share would have been if ASU 2016-09 was not adopted in the current year.
Net income from continuing operations for fiscal 2017 of $457.3 million was a 1.9% increase compared to fiscal 2016. Diluted earnings per share from continuing operations of $4.17 was a 3.7% increase compared to fiscal 2016. Diluted earnings per share from continuing operations increased due to the lower effective tax rate combined with the decrease in weighted average common shares outstanding. The decrease in weighted average common shares outstanding resulted from purchasing 8.8 million shares of common stock under the January 13, 2015 and August 4, 2015 share buyback programs since the beginning of fiscal 2016.
Uniform Rental and Facility Services Reportable Operating Segment
Uniform Rental and Facility Services reportable operating segment revenue increased $443.0 million, or 11.8%, and the cost of uniform rental and facility services increased $214.9 million, or 10.3%, as previously discussed. The reportable operating segment's fiscal 2017 gross margin was 45.1% of revenue compared to 44.3% in fiscal 2016. The 80 basis point improvement was driven by many factors, including new business sold by sales representatives, penetration of additional products and services into existing customers and continuously improving the efficiency of internal processes.
Selling and administrative expenses for the Uniform Rental and Facility Services reportable operating segment increased $143.8 million in fiscal 2017 compared to fiscal 2016. Selling and administrative expense as a percent of revenue for fiscal 2017 was 27.1% compared to 26.5% in fiscal 2016. The increase in selling and administrative expenses for the Uniform Rental and Facility Services reportable operating segment is primarily related to the G&K acquisition.
As a result of the G&K acquisition, the Uniform Rental and Facility Services reportable operating segment incurred $79.2 million of transaction and integration expenses. These expenses consisted of the following: asset impairment charges of $23.3 million, legal and professional fees directly related to the acquisition of $17.4 million, employee termination expenses recognized under ASC Topic 712, "Compensation - Nonretirement Postemployment Benefits" of $31.0 million, write-off of excess inventory of $5.5 million and $2.0 million of other miscellaneous integration expenses.
Income before income taxes increased $5.0 million to $677.1 million for fiscal 2017 compared to fiscal 2016. Income before income taxes as a percent of revenue, at 16.1%, decreased 180 basis points from 17.9% in fiscal 2016. The decrease is primarily due to the G&K transaction and integration expenses mentioned above.
First Aid and Safety Services Reportable Operating Segment
First Aid and Safety Services reportable operating segment revenue increased $46.5 million in fiscal 2017, a 10.1% increase compared to fiscal 2016. Revenue increased organically by 5.9% as a result of increased sales volume. Revenue growth was positively impacted by 4.6% due to acquisitions. One less workday in fiscal 2017 compared to the prior year negatively impacted growth by 0.4%.
Cost of first aid and safety services increased $13.3 million, or 5.0%, in fiscal 2017, due primarily to increased First Aid and Safety Services reportable operating segment volume. Gross margin for the First Aid and Safety Services reportable operating segment is defined as revenue less cost of goods, warehouse expenses, service expenses and training expenses. The gross margin as a percent of revenue was 45.3% for fiscal 2017 compared to 42.7% in fiscal 2016. The increase in gross margin was due to the benefits realized as a result of the integration of ZEE. These benefits included improved delivery efficiencies and improved sourcing of goods.
Selling and administrative expenses for the First Aid and Safety Services reportable operating segment increased by $29.9 million, or 20.3%, in fiscal 2017 compared to fiscal 2016. Selling and administrative expenses as a percent of revenue were 34.9% in fiscal 2017 compared to 31.9% in fiscal 2016. The increase in selling and administrative expenses is primarily the result of the investment in selling resources to grow the acquired ZEE customer base and increases in various employee-partner related expenses.
Income before income taxes was $52.8 million in fiscal 2017, an increase of $3.3 million, or 6.6%, compared to fiscal 2016. Income before income taxes as a percent of revenue, at 10.4%, decreased from 10.7% in fiscal 2016, due primarily to the investment in selling resources mentioned above.
Fiscal 2016 Compared to Fiscal 2015
Fiscal 2016 total revenue was $4.8 billion, an increase of 9.8% over the prior fiscal year. Revenue increased organically by 6.8% as a result of increased sales volume. Organic growth excludes the impact of acquisitions, divestitures, foreign currency exchange rate fluctuations and workday differences. Total revenue was positively impacted by 2.9% due to acquisitions and 0.8% due to two more workdays in fiscal 2016 compared to fiscal 2015. Revenue growth was negatively impacted by 0.7% due to foreign currency exchange rate fluctuations.
Organic growth by quarter is shown in the table below.

Organic Growth

First Quarter Ending August 31, 2015	6.9%
Second Quarter Ending November 30, 2015	6.6%
Third Quarter Ending February 28, 2016	7.1%
Fourth Quarter Ending May 31, 2016	6.8%

For the Fiscal Year Ending May 31, 2016	6.8%
Uniform Rental and Facility Services reportable operating segment revenue consists predominantly of revenue derived from the rental of corporate identity uniforms and other garments, including flame resistant clothing, and the rental and/or sale of mats, mops, shop towels, restroom supplies and other rental services. Revenue from the Uniform Rental and Facility Services reportable operating segment increased 6.8% compared to fiscal 2015. The increase resulted from an organic growth increase in revenue of 6.5%. The amount of new business grew, resulting from an increase in the number and productivity of sales representatives. Generally, sales productivity improvements are the result of increased tenure and improved training, which result in a higher number of products and services sold. Revenue was positively impacted by 0.3% due to acquisitions, 0.8% due to two more workdays in fiscal 2016 compared to 2015 and negatively impacted by 0.8% due to foreign currency exchange rate fluctuations.
Other revenue, consisting of revenue from the First Aid and Safety Services reportable operating segment and All Other, increased 21.8% compared to fiscal 2015. The increase primarily resulted from an organic growth increase of 8.3%, which was largely due to improved sales representative productivity. Revenue in fiscal 2016 was negatively impacted by 0.5% due to foreign currency exchange rate fluctuations. Acquisitions positively impacted the growth rate by 13.0%, and two more workdays in fiscal 2016 contributed an additional 1.0%.
Cost of uniform rental and facility services increased 5.0% compared to fiscal 2015. Cost of uniform rental and facility services consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other ancillary items. The increase in the cost of uniform rental and facility services compared to fiscal 2015 was due to increased Uniform Rental and Facility Services reportable operating segment sales volume.
Cost of other increased 24.3% compared to fiscal 2015. Cost of other consists primarily of cost of goods sold (predominantly first aid and safety products, uniforms and fire protection products), delivery expenses and distribution expenses in the First Aid and Safety Services reportable operating segment and All Other. The increase from fiscal 2015 was primarily due to increased First Aid and Safety Services reportable operating segment sales volume.
Selling and administrative expenses increased $123.1 million, or 10.2%, compared to fiscal 2015 due primarily to increases in labor and other employee-partner related expenses.
During fiscal 2015, Cintas sold stock in an equity method investment. In conjunction with the sale of the equity method investment, the Company received a cash dividend. The sale resulted in the recording of a gain of $21.7 million in fiscal 2015.

Operating income of $768.9 million in fiscal 2016 increased $85.3 million, or 12.5%, compared to fiscal 2015.
Net interest expense (interest expense less interest income) was $63.6 million in fiscal 2016 compared to $64.8 million in fiscal 2015. The decrease in net interest expense is primarily due to the capitalization of $1.1 million of interest in fiscal year 2016 versus $0.6 million of interest capitalized in fiscal 2015.
Income before income taxes was $705.3 million, an increase of $64.8 million, or 10.1%, compared to fiscal 2015. The increase in income before income taxes was primarily due to revenue growing at a faster rate than expenses.
Cintas' effective tax rate in fiscal 2016 was 36.4%, which was comparable to the effective tax rate of 37.2% in fiscal 2015. See Note 8 entitled Income Taxes of "Notes to Consolidated Financial Statements" for more information on income taxes.
Net income from continuing operations for fiscal 2016 of $448.6 million was a 11.4% increase compared to fiscal 2015. Diluted earnings per share from continuing operations of $4.02 was a 18.6% increase compared to fiscal 2015. The increase in diluted earnings per share is higher than the increase in net income due to a decrease in weighted average common stock outstanding as a result of Cintas purchasing 8.7 million shares of common stock under the January 13, 2015 share buyback program since the beginning of fiscal 2016.
Uniform Rental and Facility Services Reportable Operating Segment
Uniform Rental and Facility Services reportable operating segment revenue increased $240.3 million, or 6.8%, and the cost of uniform rental and facility services increased $100.2 million, or 5.0%. Revenue in fiscal 2016 was negatively affected by 0.8% due to foreign currency exchange rate changes compared to fiscal 2015 and positively affected by 0.3% due to acquisitions and 0.8% due to two more workdays in fiscal 2016 compared to 2015. The reportable operating segment's fiscal 2016 gross margin was 44.3% of revenue compared to 43.4% in fiscal 2015. The increase in gross margin as a percent of revenue over fiscal 2015 was due to new business sold by sales representatives, penetration of additional products and services into existing customers, and continuously improving the efficiency of internal processes. In addition, lower energy-related expenses increased gross margin 50 basis points.
Selling and administrative expenses for the Uniform Rental and Facility Services reportable operating segment increased $72.0 million in fiscal 2016 compared to fiscal 2015 primarily due to increases in labor and other employee-partner related expenses. Selling and administrative expense as a percent of revenue for fiscal 2016 was 26.5% compared to 26.2% in fiscal 2015.
Income before income taxes increased $68.1 million to $672.1 million for fiscal 2016 compared to fiscal 2015. Income before income taxes as a percent of revenue, at 17.9%, increased from 17.2% in fiscal 2015. This increase is primarily due to the increase in gross margin.
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
Selling and administrative expenses increased by $40.3 million, or 37.6%, in fiscal 2016 compared to fiscal 2015 primarily due to an increase in labor and other employee-partner related expenses and costs associated with the integration of ZEE. Selling and administrative expenses as a percent of revenue, at 31.9%, decreased from 32.8% in fiscal 2015.
Income before income taxes was $49.5 million in fiscal 2016, an increase of $4.4 million, or 9.7%, compared to fiscal 2015. Income before income taxes as a percent of revenue, at 10.7%, decreased from 13.8% in fiscal 2015, due to the decrease in gross margin discussed above.

Liquidity and Capital Resources
The following is a summary of our cash flows and cash, cash equivalents and marketable securities as of and for the fiscal years ending May 31:

(In thousands)	2017	2016

Net cash provided by operating activities	$763,887	$465,845
Net cash (used in) provided by investing activities	$(2,310,349)	$128,381
Net cash provided by (used in) financing activities	$1,578,502	$(866,724)

Cash and cash equivalents at the end of the period	$169,266	$139,357
Marketable securities at the end of the period	$22,219	$70,405

Cash, cash equivalents and marketable securities as of May 31, 2017 and 2016 include $125.5 million and $96.5 million, respectively, that is located outside of the United States. We expect to use these amounts to fund our international operations and international expansion activities.
Cash flows provided by operating activities have historically supplied us with a significant source of liquidity. We generally use these cash flows to fund most, if not all, of our operations and dividends on our common stock. We may also use cash flows provided by operating activities, as well as proceeds from long-term debt and short-term borrowings, to fund growth and expansion opportunities, as well as other cash requirements such as the repurchase of our common stock.
Net cash provided by operating activities was $763.9 million for fiscal 2017, which was an increase of $298.0 million compared to fiscal 2016. Net cash provided by operating activities in fiscal 2016 was negatively impacted by the $229.5 million payment of taxes due on the gain on the sale of Shred-it.
Net cash used in investing activities was $2,310.3 million in fiscal 2017, compared to $128.4 million of net cash provided by investing activities in fiscal 2016. Capital expenditures were $273.3 million and $275.4 million for fiscal 2017 and fiscal 2016, respectively. Capital expenditures for fiscal 2017 included $232.8 million for the Uniform Rental and Facility Services reportable operating segment and $26.9 million for the First Aid and Safety Services reportable operating segment. Cash paid for acquisitions of businesses, net of cash acquired was $2,102.4 million and $156.6 million for fiscal 2017 and fiscal 2016, respectively. The acquisitions in both fiscal 2017 and 2016 occurred in our Uniform Rental and Facility Services reportable operating segment, which includes G&K, our First Aid and Safety Services reportable operating segment and our Fire Protection business, which is included in All Other. Net cash provided by investing activities included proceeds related to the sale of Shred-it and Storage of $28.3 million and $616.2 million in fiscal 2017 and 2016, respectively. Net cash used in investing activities for fiscal 2017 also included net proceeds of $37.3 million from purchases and redemptions of marketable securities and investments compared to net purchases of $60.0 million in fiscal 2016.
Net cash provided by financing activities was $1,578.5 million for fiscal 2017, compared to net cash used in financing activities of $866.7 million for fiscal 2016. The increase from fiscal 2017 over fiscal 2016 is primarily due to the net issuance of $1,732.7 million of debt and the decrease in stock buybacks. To finance the G&K acquisition, Cintas issued various forms of debt, totaling $2,091.2 million, net. In addition, on June 1, 2016, Cintas paid the $250.0 million five-year senior notes that matured on that date with cash on hand and proceeds from the issuance of commercial paper.
On August 4, 2015, we announced that the Board of Directors authorized a $500.0 million share buyback program, which does not have an expiration date. During fiscal 2017, we purchased 0.1 million shares at an average price of $94.09 per share for a total purchase price of $3.7 million. This completed the August 4, 2015 program through which Cintas purchased a total of 5.7 million shares of Cintas common stock at an average price of $87.89 for a total purchase price of $500.0 million. During fiscal 2016, we purchased $759.2 million of common stock under previously authorized share buyback programs. On August 2, 2016, we announced that the Board of Directors authorized a new $500.0 million share buyback program, which does not have an expiration date. For the fiscal year ended May 31, 2017, Cintas acquired 0.2 million shares of Cintas common stock in satisfaction of employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $101.37 per share for a total purchase price of $17.0 million.

On October 18, 2016, Cintas declared an annual cash dividend of $1.33 per share on outstanding common stock, a
26.7% increase over the annual dividend paid in the prior year. The dividend was paid on December 2, 2016 to shareholders of record as of November 4, 2016. This marked the 34th consecutive year that Cintas has increased its annual dividend, every year since going public in 1983.

On March 21, 2017, the Company completed the acquisition of G&K. To finance the G&K acquisition, Cintas used a combination of new senior notes, a term loan, other borrowings under its existing credit facility and cash on hand.

The following table summarizes Cintas' outstanding debt at May 31:

(In thousands)	Interest Rate		Fiscal Year Issued	Fiscal Year Maturity	2017	2016

Debt due within one year
Senior notes	2.85%		2007	2017	$—	$250,000
Senior notes	6.13%		2008	2018	300,000	—
Commercial paper	1.24%	(1)	Various	Various	50,500	—
Current portion of term loan	2.00%	(1)	2017	2018	12,500	—
Debt issuance costs					(100)	—
Total debt due within one year					$362,900	$250,000

Debt due after one year
Senior notes	6.13%		2008	2018	$—	$300,000
Senior notes	4.30%		2012	2022	250,000	250,000
Senior notes	2.90%		2017	2022	650,000	—
Senior notes	3.25%		2013	2023	300,000	250,000
Senior notes (2)	2.78%		2013	2023	52,554	—
Senior notes (3)	3.11%		2015	2025	52,645	—
Senior notes	3.70%		2017	2027	1,000,000	—
Senior notes	6.15%		2007	2037	250,000	250,000
Long-term portion of term loan	2.00%	(1)	2017	2022	237,500	—
Debt issuance costs					(22,075)	(5,578)
Total debt due after one year					$2,770,624	$1,044,422
(1) Variable rate debt instrument. The rate presented is the variable borrowing rate at May 31, 2017.

(2) Cintas assumed these senior notes with the acquisition of G&K, and they were recorded at fair value. The interest rate shown above is the effective interest rate. The principal amount of these notes is $50.0 million with a stated interest rate of 3.73%.
(3) Cintas assumed these senior notes with the acquisition of G&K, and they were recorded at fair value. The interest rate shown above is the effective interest rate. The principal amount of these notes is $50.0 million with a stated interest rate of 3.88%.
The credit agreement that supports our commercial paper program was amended on September 16, 2016. The amendment increased the capacity of the revolving credit facility from $450.0 million to $600.0 million and added a $250.0 million term loan facility. The $150.0 million increase in the revolving credit facility took effect upon the consummation of the merger (Merger) contemplated by the Merger Agreement among the Cintas, G&K and Bravo Merger Sub, Inc. (Merger Sub), a wholly-owned subsidiary of Cintas. The term loan was funded upon the consummation of the Merger. The credit agreement has an accordion feature that provides Cintas the ability to request increases to the borrowing commitments under either the revolving credit facility or the term loan of up to $250.0 million in the aggregate, subject to customary conditions. The maturity date of the agreement is September 15, 2021. As of May 31, 2017, there was $50.5 million of commercial paper outstanding with a weighted average interest rate of 1.24% and maturity dates less than 30 days and no borrowings on our revolving credit facility. No commercial paper or borrowings on our revolving credit facility were outstanding at May 31, 2016.
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
Our access to the commercial paper and long-term debt markets has historically provided us with sources of liquidity.  We do not anticipate having difficulty in obtaining financing from those markets in the future in view of our favorable experiences in the debt markets in the recent past. Our ability to continue to access the commercial paper and long-term debt markets on favorable interest rate and other terms will depend, to a significant degree, on the ratings assigned by the credit rating agencies to our indebtedness. As of May 31, 2017, our ratings were as follows:

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
Contractual Obligations

	Payments Due by Period
(In thousands)	Total	One year or less	Two to three years	Four to five years	After five years

Debt (1)	$3,155,699	$363,000	$25,000	$1,112,500	$1,655,199
Operating leases (2)	176,004	43,775	64,417	39,295	28,517
Interest payments (3)	936,383	119,547	199,498	196,841	420,497
Unconditional purchase obligations	—	—	—	—	—
Total contractual cash obligations	$4,268,086	$526,322	$288,915	$1,348,636	$2,104,213
Cintas also makes payments to defined contribution plans. The amount of contributions made to the defined contribution plans are at the discretion of the Board of Directors of Cintas. Future contributions are expected to be $51.7 million in the next year, $111.2 million in the next two to three years, and $122.6 million in the next four to five years. Cintas may make payments to defined benefit plans to satisfy minimum funding requirements. Currently, Cintas does not expect to make any such payments during the next five years.

(1)	See Note 6 entitled Debt and Derivatives of "Notes to Consolidated Financial Statements" for a detailed presentation of Cintas' debt.

(2)	Operating leases consist primarily of operational facility leases.

(3)
Interest payments include interest on both fixed and variable rate debt. As of May 31, 2017, Cintas had approximately $300.5 million of variable rate debt outstanding, which consisted of $50.5 million of commercial paper and a $250.0 million term loan. The interest payments for variable rate debt were estimated using forecasted rates in future years.

Other Commitments

	Amount of Commitment Expiration per Period
(In thousands)	Total	One year or less	Two to three years	Four to five years	After five Years

Lines of credit (1)	$549,399	$—	$549,399	$—	$—
Standby letters of credit and surety bonds (2)	110,893	110,893	—	—	—
Total other commitments	$660,292	$110,893	$549,399	$—	$—

(1)	Back-up facility for the commercial paper program (reference Note 6 entitled Debt and Derivatives of "Notes to Consolidated Financial Statements" for further discussion).

(2)
These standby letters of credit support certain outstanding debt (reference Note 6 entitled Debt and Derivatives of "Notes to Consolidated Financial Statements"), self-insured workers' compensation and general liability insurance programs.

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
New Accounting Standards
In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which amended accounting guidance related to the reporting of discontinued operations and disclosures of disposals of components of an entity. The amended guidance changes the thresholds for disposals to qualify as discontinued operations and requires additional disclosures. This guidance is effective for reporting periods beginning after December 15, 2014 and is required to be applied prospectively. Cintas adopted ASU 2014-08 during the quarter ended August 31, 2015 and applied the amended accounting guidance to Shred-it and will apply it to future transactions, as appropriate.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," to clarify revenue recognition principles. This guidance is intended to improve disclosure requirements and enhance the comparability of revenue recognition practices. Improved disclosures under the amended guidance relate to the nature, amount, timing and uncertainty of revenue that is recognized from contracts with customers. This guidance will be effective for reporting periods beginning after December 15, 2017 and will be required to be applied retrospectively. Early application of the amendments in this update is not permitted. A cross-functional implementation team has been established consisting of representatives from all of our operating segments. The implementation team is working to analyze the impact of the standard on the Cintas' contract portfolio by reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to revenue contracts. In addition, we are in the process of identifying and implementing the appropriate changes to business processes and controls to support recognition and disclosure under the new standard. Cintas plans to adopt the standard as of the first quarter of fiscal year 2019 using the modified retrospective approach and will record a cumulative adjustment to equity for open contracts as of June 1, 2018. Cintas is continuing to evaluate the impact of ASU 2014-09 and an estimate of the impact to the consolidated financial statements cannot be made at this time.
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

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments.” This amendment eliminates the requirement to retrospectively account for adjustments made to provisional amounts recognized in a business combination. This amendment became effective for Cintas beginning June 1, 2016, and was adopted prospectively in accordance with the standard. The adoption of this amendment did not have an effect on our consolidated financial statements for the fiscal year ended May 31, 2017.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. Topic 842 supersedes the previous leases standard, ASC 840, Leases. This guidance is effective for reporting periods beginning after December 15, 2018; however, early adoption is permitted. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Cintas is currently evaluating the impact that ASU 2016-02 will have on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 is intended to simplify accounting for share-based payments. Upon adoption, ASU 2016-09 requires that excess tax benefits for share-based payments be recorded as a reduction of income tax expense and reflected within operating cash flows rather than being recorded within equity and reflected within financing cash flows. The standard also permits the repurchase of more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on our cash flows statement, and provides an accounting policy election to account for forfeitures as they occur. This update is effective for interim and annual periods beginning after December 15, 2016; however, early adoption is permitted. Cintas adopted ASU 2016-09 during the quarter ended August 31, 2016 and elected to make an accounting policy change to recognize forfeitures as they occur. The adoption impact on the consolidated balance sheet was a cumulative-effect adjustment of $26.7 million, increasing opening retained earnings and decreasing paid-in capital.
In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Costs.” ASU 2017-07 continues to require the service component of pension and other postretirement benefit costs to be presented in the same line item as other employee compensation costs on the consolidated statement of income and changes the presentation of other components of net benefit cost so that these items will be presented outside of operating income within the consolidated statements of income. Cintas plans to adopt ASU 2017-07 in fiscal 2018 and apply it prospectively. Cintas does not expect the adoption of ASU 2017-07 to have a material impact on its consolidated financial statements.
No other new accounting pronouncement recently issued or newly effective had or is expected to have a material impact on the consolidated financial statements.

Critical Accounting Policies and Estimates
The preparation of Cintas' consolidated financial statements in conformity with U. S. GAAP requires management to make estimates and judgments that have a significant effect on the amounts reported in the consolidated financial statements and accompanying notes. These critical accounting policies should be read in conjunction with Note 1 entitled Significant Accounting Policies of "Notes to Consolidated Financial Statements." Significant changes, estimates or assumptions related to any of the following critical accounting policies could possibly have a material impact on the consolidated financial statements.
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
Uniforms and other rental items in service
Uniforms and other rental items in service are valued at cost less amortization, calculated using the straight-line method. Uniforms in service (other than cleanroom and flame resistant clothing) are amortized over their useful life of 18 months. Uniforms acquired in the G&K acquisition will be amortized over 12 months. Other rental items, including shop towels, mats, mops, cleanroom garments, flame resistant clothing, linens and restroom dispensers, are amortized over their useful lives, which range from 8 to 60 months. The amortization rates used are based on industry experience, Cintas' specific experience and wear tests performed by Cintas. These factors are critical to determining the amount of in service inventory and related cost of uniforms and ancillary products that are presented in the consolidated financial statements.
Property and equipment
Depreciation is calculated using the straight-line method over the estimated useful lives of the assets based on industry and Cintas specific experience, which is typically 30 to 40 years for buildings, 5 to 20 years for building improvements, 3 to 10 years for equipment and 2 to 15 years for leasehold improvements. When events or circumstances indicate that the carrying amount of long-lived assets may not be recoverable, the estimated undiscounted future cash flows are compared to the carrying amount of the assets. If the estimated undiscounted future cash flows are less than the carrying amount of the assets, an impairment loss is recorded based on the excess of the carrying amount of the assets over their respective fair values. Fair value is generally determined by discounted cash flows or based on prices of similar assets, as appropriate. As a result of the identification of certain G&K plants and branches for future closure, an indicator of potential impairment was identified. Cintas recognized an impairment loss of $23.3 million during the year ended May 31, 2017, based on the excess of the carrying amount of asset over their respective fair values. The undiscounted cash flows were estimated, using Level 2 inputs based on both the cost and market approaches, at the lowest discernible level, which is at the location level. Cintas did not identify any indicators of impairment for the years ended May 31, 2016 and 2015.
Goodwill
Goodwill, obtained through acquisitions of businesses, is valued at cost less any impairment. Cintas completes an annual impairment test, which may include an assessment of qualitative factors including, but not limited to, macroeconomic conditions, industry and market conditions, and entity specific factors such as strategies and financial performance. The test may also include the determination of the estimated fair value of Cintas' reporting units via comparisons to current market values, where available, and discounted cash flow analyses. Significant assumptions may include growth rates based on historical trends and margin improvement leveraged from such growth, as well as discount rates. We determine discount rates separately for each reporting unit using the weighted average cost of capital, which includes a calculation of cost of equity, which is developed using the capital asset pricing model and comparable company betas (a measure of systemic risk), and cost of debt. We also use comparable market earnings multiple data and our market capitalization to corroborate our reporting unit valuations. We test for goodwill impairment at the reporting unit level. As a result of Cintas’ operating segment realignment in fiscal 2016 and the acquisition of G&K in fiscal 2017, the composition of Cintas’ reporting units for the evaluation of goodwill impairment has changed. Cintas has identified six reporting units for purposes of evaluating goodwill impairment: Uniform Rental and Facility Services, G&K Services Uniform Rental and Facility Services, First Aid and Safety Services, and three reporting units within All Other. Given the proximity of the G&K acquisition date to the consolidated balance sheet date, the Company performed a high level qualitative analysis for its G&K reporting unit, which considered indicators of impairment to evaluate whether the fair value was more-likely-than-not in excess of its carrying value. The key indicators considered include macroeconomic conditions, industry/market considerations, financial performance, cash flow, changes in management, and composition of net assets. Based on the results of the annual impairment tests, Cintas was not required to recognize an impairment of goodwill for the fiscal years ended May 31, 2017, 2016 or 2015. Cintas will continue to perform impairment tests as of March 1 in future years and when indicators of impairment exist.
Service contracts and other assets
Service contracts and other assets, which consist primarily of noncompete and consulting agreements obtained through acquisitions of businesses, are amortized by use of the straight-line method over the estimated lives of the agreements, which are generally 5 to 10 years. The G&K service contract asset will be amortized over a period of 15 years, which represents the estimated life of the economic benefit and the asset amortization is based on the annual economic value of the underlying asset which generally decreases over the 15-year term. Certain noncompete agreements, as well as all service contracts, require that a valuation be determined using a discounted cash flow model. The assumptions and judgments used in these models involve estimates of cash flows and discount rates, among other factors. Because of the assumptions used to value these intangible assets, actual results over time could vary from original estimates. Impairment of service contracts and other assets is accomplished through specific identification. No impairment has been recognized by Cintas for the fiscal years ended May 31, 2017, 2016 or 2015.
Business Combinations
Accounting for acquisitions requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement.  As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of income. See Note 9 entitled Acquisitions and Divestitures of the "Notes to Consolidated Financial Statements" for a discussion of the G&K and ZEE Acquisitions.
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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
Earnings are affected by changes in short-term interest rates due to investments in marketable securities and money market accounts and periodic issuances of commercial paper. If short-term rates changed by one-half percent (or 50 basis points), Cintas' income before income taxes would change by approximately $1.1 million. This estimated exposure considers the effects on investments. This analysis does not consider the effects of a change in economic activity or a change in Cintas' capital structure.
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
Audited Consolidated Financial Statements for the Fiscal Years Ended May 31, 2017, 2016 and 2015

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
With the supervision of our Chairman and Chief Executive Officer and our Chief Financial Officer, management assessed our internal control over financial reporting as of May 31, 2017. Management based its assessment on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed by our internal audit function. The Company’s evaluation of internal control over financial reporting did not include the internal controls of G&K operations subsequent to the acquisition on March 21, 2017, which are included in the 2017 consolidated financial statements and constituted 37.6% of total assets (inclusive of acquired goodwill and identifiable intangible assets which represents 29.6% of total assets) as of May 31, 2017, and 3.5% of revenue for the year then ended.
Based on our assessment, management has concluded that our internal control over financial reporting was effective as of May 31, 2017, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.
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

Scott D. Farmer Chairman and Chief Executive Officer

J. Michael Hansen Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Cintas Corporation
We have audited Cintas Corporation’s internal control over financial reporting as of May 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Cintas Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of G&K Services, Inc., which is included in the May 31, 2017 consolidated financial statements of Cintas Corporation and constituted 37.6% of total assets (inclusive of acquired goodwill and identifiable intangible assets which represents 29.6% of total assets) as of May 31, 2017, and 3.5% of revenues for the year then ended. Our audit of internal control over financial reporting of Cintas Corporation also did not include an evaluation of the internal control over financial reporting of G&K Services, Inc.

In our opinion, Cintas Corporation maintained, in all material respects, effective internal control over financial reporting as of May 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cintas Corporation as of May 31, 2017 and 2016 and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended May 31, 2017 and our report dated July 31, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Cincinnati, Ohio
July 31, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Cintas Corporation
We have audited the accompanying consolidated balance sheets of Cintas Corporation as of May 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended May 31, 2017. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and schedule are the responsibility of Cintas Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cintas Corporation at May 31, 2017 and 2016, and the consolidated results of their operations and their cash flows for each of the three years in the period ended May 31, 2017, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cintas Corporation’s internal control over financial reporting as of May 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated July 31, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Cincinnati, Ohio
July 31, 2017

Consolidated Statements of Income
	Fiscal Years Ended May 31,
(In thousands except per share data)	2017	2016	2015

Revenue:
Uniform rental and facility services	$4,202,490	$3,759,524	$3,519,199
Other	1,120,891	1,036,248	850,478
	5,323,381	4,795,772	4,369,677
Costs and expenses:
Cost of uniform rental and facility services	2,307,774	2,092,833	1,992,665
Cost of other	635,312	601,599	484,089
Selling and administrative expenses	1,527,380	1,332,399	1,209,284
G&K Services, Inc. transaction and integration expenses	79,224	—	—
Operating income	773,691	768,941	683,639

Gain on sale of stock of an equity method investment	—	—	21,739

Interest income	(237)	(896)	(339)
Interest expense	86,524	64,522	65,161

Income before income taxes	687,404	705,315	640,556
Income taxes	230,118	256,710	238,003
Income from continuing operations	457,286	448,605	402,553
Income from discontinued operations, net of tax of $15,057, $138,184 and $15,910, respectively	23,422	244,915	28,065
Net income	$480,708	$693,520	$430,618

Basic earnings per share
Continuing operations	$4.27	$4.08	$3.44
Discontinued operations	0.22	2.22	0.24
Basic earnings per share	$4.49	$6.30	$3.68

Diluted earnings per share
Continuing operations	$4.17	$4.02	$3.39
Discontinued operations	0.21	2.19	0.24
Diluted earnings per share	$4.38	$6.21	$3.63

Dividends declared and paid per share	$1.33	$1.05	$1.70

See accompanying notes.

Consolidated Statements of Comprehensive Income
	Fiscal Years Ended May 31,
(In thousands)	2017	2016	2015

Net income	$480,708	$693,520	$430,618

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(10,252)	(11,933)	(38,538)
Cumulative translation adjustment on Shred-it	—	6,472	—
Change in fair value of cash flow hedges	31,136	(12,156)	37
Amortization of interest rate lock agreements	1,076	1,952	1,952
Other	(115)	(738)	(350)

Other comprehensive income (loss), net of tax expense (benefit) of $19,118, ($9,813) and $1,043, respectively	21,845	(16,403)	(36,899)

Comprehensive income	$502,553	$677,117	$393,719

See accompanying notes.

Consolidated Balance Sheets
	As of May 31,
(In thousands except share data)	2017	2016

Assets
Current assets:
Cash and cash equivalents	$169,266	$139,357
Marketable securities	22,219	70,405
Accounts receivable, principally trade, less allowance of $20,525 and $19,103, respectively	736,008	546,488
Inventories, net	278,218	249,362
Uniforms and other rental items in service	635,702	538,286
Income taxes, current	44,320	1,712
Prepaid expenses and other current assets	30,132	25,948
Assets held for sale	38,613	19,021
Total current assets	1,954,478	1,590,579

Property and equipment, at cost, net	1,323,501	993,692

Investments	164,788	124,952
Goodwill	2,782,335	1,276,076
Service contracts, net	586,988	78,194
Other assets, net	31,967	14,283
Long-term assets held for sale	—	21,039
	$6,844,057	$4,098,815
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$177,051	$110,940
Accrued compensation and related liabilities	149,635	101,391
Accrued liabilities	429,809	343,266
Liabilities held for sale	11,457	9,958
Debt due within one year	362,900	250,000
Total current liabilities	1,130,852	815,555

Long-term liabilities:
Debt due after one year	2,770,624	1,044,422
Deferred income taxes	469,328	259,475
Accrued liabilities	170,460	136,704
Total long-term liabilities	3,410,412	1,440,601

Shareholders' equity:
Preferred stock, no par value:
100,000 shares authorized, none outstanding	—	—
Common stock, no par value:
425,000,000 shares authorized
2017: 180,992,605 shares issued and 104,213,479 shares outstanding
2016: 179,598,516 shares issued and 105,400,629 shares outstanding	485,068	409,682
Paid-in capital	223,924	205,260
Retained earnings	5,170,830	4,805,867
Treasury stock:
2017: 75,591,976 shares
2016: 75,385,037 shares	(3,574,000)	(3,553,276)
Accumulated other comprehensive loss	(3,029)	(24,874)
Total shareholders' equity	2,302,793	1,842,659
	$6,844,057	$4,098,815
See accompanying notes.

Consolidated
Statements of Shareholders' Equity

	Common Stock		Paid-In Capital	Retained Earnings	Other Accumulated Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
(In thousands)	Shares	Amount				Shares	Amount

Balance at June 1, 2014	176,378	$251,753	$134,939	$3,998,893	$28,428	(59,341)	$(2,221,155)	$2,192,858
Net income	—	—	—	430,618	—	—	—	430,618
Comprehensive loss, net of tax	—	—	—	—	(36,899)	—	—	(36,899)
Dividends	—	—	—	(201,891)	—	—	—	(201,891)
Stock-based compensation	—	—	47,002	—	—	—	—	47,002
Vesting of stock-based compensation awards	575	37,265	(37,265)	—	—	—	—	—
Stock options exercised, net of shares surrendered	1,164	40,230	—	—	—	—	—	40,230
Repurchase of common stock	—	—	—	—	—	(7,073)	(551,970)	(551,970)
Other	—	—	12,507	—	—	—	—	12,507
Balance at May 31, 2015	178,117	329,248	157,183	4,227,620	(8,471)	(66,414)	(2,773,125)	1,932,455
Net income	—	—	—	693,520	—	—	—	693,520
Comprehensive loss, net of tax	—	—	—	—	(16,403)	—	—	(16,403)
Dividends	—	—	—	(115,273)	—	—	—	(115,273)
Stock-based compensation	—	—	79,293	—	—	—	—	79,293
Vesting of stock-based compensation awards	605	52,208	(52,208)	—	—	—	—	—
Stock options exercised, net of shares surrendered	876	28,226	—	—	—	—	—	28,226
Repurchase of common stock	—	—	—	—	—	(8,971)	(780,151)	(780,151)
Other	—	—	20,992	—	—	—	—	20,992
Balance at May 31, 2016	179,598	409,682	205,260	4,805,867	(24,874)	(75,385)	(3,553,276)	1,842,659
Net income	—	—	—	480,708	—	—	—	480,708
Comprehensive income, net of tax	—	—	—	—	21,845	—	—	21,845
Dividends	—	—	—	(142,433)	—	—	—	(142,433)
Stock-based compensation	—	—	88,868	—	—	—	—	88,868
Vesting of stock-based compensation awards	429	43,516	(43,516)	—	—	—	—	—
Stock options exercised, net of shares surrendered	966	31,870	—	—	—	—	—	31,870
Repurchase of common stock	—	—	—	—	—	(207)	(20,724)	(20,724)
Adoption of new accounting guidance	—	—	(26,688)	26,688	—	—	—	—
Balance at May 31, 2017	180,993	$485,068	$223,924	$5,170,830	$(3,029)	(75,592)	$(3,574,000)	$2,302,793

See accompanying notes.

Consolidated Statements of Cash Flows
	Fiscal Years Ended May 31,
(In thousands)	2017	2016	2015
Cash flows from operating activities:
Net income	$480,708	$693,520	$430,618
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	171,565	149,691	140,624
Amortization of intangible assets	25,030	15,588	14,458
Stock-based compensation	88,868	79,293	47,002
Gain on Storage	(1,460)	(15,786)	(38,573)
(Gain) loss on Shred-it	(25,457)	(354,071)	3,851
Gain on sale of stock of an equity method investment	—	—	(21,739)
Asset impairment charge	23,331	—	—
G&K Services, Inc. transaction and integration costs	31,445	—	—
Short-term debt financing fees included in net income	17,062	—	—
Settlement of cash flow hedges	30,194	—	—
Deferred income taxes	3,902	(59,302)	20,866
Change in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(93,557)	(52,762)	(1,443)
Inventories, net	(668)	(17,917)	23,785
Uniforms and other rental items in service	(8,732)	(6,306)	(31,994)
Prepaid expenses and other current assets	24,201	(965)	(3,202)
Accounts payable	13,726	(564)	(33,445)
Accrued compensation and related liabilities	13,654	13,512	3,234
Accrued liabilities and other	(501)	22,714	33,066
Income taxes, current	(29,424)	(800)	(6,832)
Net cash provided by operating activities	763,887	465,845	580,276
Cash flows from investing activities:
Capital expenditures	(273,317)	(275,385)	(217,720)
Proceeds from redemption of marketable securities	218,324	434,179	161,938
Purchase of marketable securities and investments	(181,065)	(494,146)	(195,471)
Proceeds from Storage transactions, net of cash contributed	2,400	35,338	158,428
Proceeds from Shredding transactions	25,876	580,837	3,344
Proceeds from sale of stock of an equity method investment	—	—	29,933
Dividends received on equity method investment	—	—	5,247
Dividends received on Shred-it	—	—	113,400
Acquisitions of businesses, net of cash acquired	(2,102,371)	(156,579)	(15,495)
Other, net	(196)	4,137	1,383
Net cash (used in) provided by investing activities	(2,310,349)	128,381	44,987
Cash flows from financing activities:
Proceeds from issuance of commercial paper, net	50,500	—	—
Proceeds from issuance of debt, net	1,932,229	—	—
Repayment of debt	(250,000)	(16)	(518)
Payment of short-term debt financing fees	(17,062)	—	—
Proceeds from exercise of stock-based compensation awards	31,870	28,226	40,230
Dividends paid	(142,433)	(115,273)	(201,891)
Repurchase of common stock	(20,724)	(780,151)	(551,970)
Other, net	(5,878)	490	1,589
Net cash provided by (used in) financing activities	1,578,502	(866,724)	(712,560)
Effect of exchange rate changes on cash and cash equivalents	(2,131)	(5,218)	(8,918)
Net increase (decrease) in cash and cash equivalents	29,909	(277,716)	(96,215)
Cash and cash equivalents at beginning of year	139,357	417,073	513,288
Cash and cash equivalents at end of year	$169,266	$139,357	$417,073
See accompanying notes.

Notes to Consolidated Financial Statements

1.  Significant Accounting Policies
Business description.  Cintas Corporation (collectively with its majority-owned subsidiaries and any entities over which it has control, Cintas) helps more than one million businesses of all types and sizes, primarily in North America, as well as Latin America, Europe and Asia, get Ready™ to open their doors with confidence every day by providing a wide range of products and services that enhance our customers’ image and help keep their facilities and employees clean, safe and looking their best. With products and services including uniforms, floor care, restroom supplies, first aid and safety products, fire extinguishers and testing, and safety and compliance training, Cintas helps customers get Ready for the Workday™.
On March 21, 2017, Cintas completed the acquisition of G&K Services, Inc. (G&K) for consideration of approximately $2.1 billion. G&K is now a wholly-owned subsidiary of Cintas that will operate within the Uniform Rental and Facility Services operating segment. To finance the G&K acquisition, Cintas used a combination of new senior notes, a term loan, other borrowings under its existing credit facility and cash on hand. G&K's results of operations are included in Cintas' consolidated financial statements as of and from the date of acquisition.
U.S. Generally Accepted Accounting Principles (U. S. GAAP) requires companies to evaluate their reportable operating segments periodically and when certain events occur. As a result of our evaluation in fiscal 2016, effective June 1, 2015, Cintas realigned its organizational structure and updated its reportable operating segments in light of certain changes in its business, including the acquisition of ZEE Medical Inc. (ZEE) in the first quarter of fiscal 2016. Cintas’ updated reportable operating segments are Uniform Rental and Facility Services and First Aid and Safety Services. The Uniform Rental and Facility Services reportable operating segment, which includes G&K, consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items.  In addition to these rental items, restroom cleaning services and supplies, carpet and tile cleaning services and the sale of items from our catalogs to our customers on route are included within this reportable operating segment. The First Aid and Safety Services reportable operating segment consists of first aid and safety products and services. The remainder of Cintas’ business, which consists of Fire Protection Services and its Uniform Direct Sale business, is included in All Other. Cintas evaluates operating segment performance based on revenue and income before income taxes. Revenue and income before income taxes for each of these reportable operating segments for the years ended May 31, 2017, 2016 and 2015 are presented in Note 14 entitled Operating Segment Information. The Company regularly reviews its operating segments for reporting purposes based on the information its chief operating decision maker regularly reviews for purposes of allocating resources and assessing performance and makes changes when appropriate.
At May 31, 2017, Cintas has classified a significant business, referred to as "Discontinued Services," as held for sale.  Prior to meeting the held for sale criteria, Discontinued Services was primarily included in All Other. In fiscal 2014, Cintas completed its partnership transaction with the shareholders of Shred-it International Inc. to combine Cintas' shredding business (Shredding) with the shredding business of Shred-it International Inc. (the Shredding Transaction). Pursuant to the Shredding Transaction, the newly formed partnership (the Shred-it Partnership) was owned 42% by Cintas and 58% by the shareholders of Shred-it International Inc. Cintas' investment in the Shred-it Partnership (Shred-it) and the results of Shredding are classified as discontinued operations for all periods presented as a result of selling the investment during fiscal 2016. During fiscal 2015, Cintas sold the storage business (Storage) and, as a result, its operations are also classified as discontinued operations for all periods presented. In accordance with the applicable accounting guidance for the disposal of long-lived assets and discontinued operations, the results of Discontinued Services, Shredding and Storage have been excluded from both continuing operations and operating segment results for all periods presented. See Note 16 entitled Discontinued Operations for additional information.
Principles of consolidation.  The consolidated financial statements include the accounts of Cintas controlled majority-owned subsidiaries and any entities over which Cintas has control. Intercompany balances and transactions have been eliminated as appropriate.
Consolidated Financial statement presentation.  We have reclassified certain prior-year amounts, primarily related to discontinued operations, to conform to the current year’s presentation.

Use of estimates.  The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company’s results are affected by economic, political, legislative, regulatory and legal actions. Economic conditions, such as recessionary trends, inflation, interest and monetary exchange rates, government fiscal policies and changes in the prices of raw materials, can have a significant effect on operations. These factors and other events could cause actual results to differ from management's estimates.
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
G&K transaction and integration expenses. As a result of the acquisition of G&K in fiscal 2017, the Company incurred various transaction and integration expenses which relate primarily to asset impairment charges, legal and professional fees, employee termination expenses, the write-off of excess inventory and other miscellaneous expenses. See Note 17 entitled G&K Transaction and Integration Expenses.
Cash and cash equivalents.  Cintas considers all highly liquid domestic investments with a maturity of three months or less, at date of purchase, to be cash equivalents. At May 31, 2017 and 2016, cash and cash equivalents includes $30.6 million and $50.6 million, respectively, of restricted cash used as collateral associated with the general insurance program.
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
Inventories.  Inventories are valued at the lower of cost (first-in, first-out) or market. Cintas applies a commonly accepted practice of using inventory turns to apply variances between actual and standard costs to the inventory balances. The judgments and estimates used to calculate inventory turns will have an impact on the valuation of inventories at the lower of cost or market. Inventory is comprised of the following amounts at May 31:

(In thousands)	2017	2016

Raw materials	$17,528	$17,794
Work in process	17,951	14,731
Finished goods	242,739	216,837
	$278,218	$249,362

Inventories are recorded net of reserves for obsolete inventory of $38.3 million and $32.7 million at May 31, 2017 and 2016, respectively. The inventory obsolescence reserve is determined by specific identification, as well as an estimate based on Cintas' historical rates of obsolescence. The increase in the reserve during fiscal 2017 is related to excess inventory obtained in the G&K acquisition.
Uniforms and other rental items in service.  These items are valued at cost less amortization, calculated using the straight-line method. Uniforms in service (other than cleanroom and flame resistant clothing) are amortized over their useful life of 18 months. Uniforms acquired in the G&K acquisition will be amortized over 12 months. Other rental items, including shop towels, mats, mops, cleanroom garments, flame resistant clothing, linens and restroom dispensers, are amortized over their useful lives, which range from 8 to 60 months. The amortization rates used are based on industry experience, Cintas' specific experience and wear tests performed by Cintas. These factors are critical to determining the amount of in service inventory and related cost of uniforms and facility services that are presented in the consolidated financial statements.
Property and equipment.  Property and equipment is stated at cost, less accumulated depreciation or at fair value upon acquisition. Depreciation is calculated using the straight-line method primarily over the following estimated useful lives of the assets based on industry and Cintas specific experience, in years:

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
Long-lived assets.  When events or circumstances indicate that the carrying amount of long-lived assets may not be recoverable, the estimated undiscounted future cash flows are compared to the carrying amount of the assets. If the estimated undiscounted future cash flows are less than the carrying amount of the assets, an impairment loss is recorded based on the excess of the carrying amount of the assets over their respective fair values. Fair value is generally determined by discounted cash flows, prices of similar assets or third party real estate valuations, as appropriate. As a result of the identification of certain G&K plants and branches for future closure, an indicator of potential impairment was identified. Cintas recognized an impairment loss of $23.3 million during the year ended May 31, 2017, based on the excess of the carrying amount of asset over their respective fair values. The undiscounted cash flows used to test recoverability were performed, using Level 2 inputs based on both the cost and market approaches, at the lowest discernible level, which is at the location level. Cintas did not identify any indicators of impairment for the years ended May 31, 2016 and 2015.
Goodwill.  Goodwill, obtained through acquisitions of businesses, is valued at cost less any impairment. Cintas completes an annual impairment test, which may include an assessment of qualitative factors including, but not limited to, macroeconomic conditions, industry and market conditions, and entity specific factors such as strategies and financial performance. The test may also include the determination of the estimated fair value of Cintas' reporting units via comparisons to current market values, where available, and discounted cash flow analyses. Significant assumptions may include growth rates based on historical trends and margin improvement leveraged from such growth, as well as discount rates. We determine discount rates separately for each reporting unit using the weighted average cost of capital, which includes a calculation of cost of equity, which is developed using the capital asset pricing model and comparable company betas (a measure of systemic risk), and cost of debt. We also use comparable market earnings multiple data and our market capitalization to corroborate our reporting unit valuations. We test for goodwill impairment at the reporting unit level. As a result of Cintas’ operating segment realignment in fiscal 2016 and the acquisition of G&K in fiscal 2017, the composition of Cintas’ reporting units for the evaluation of goodwill impairment has changed. Cintas has identified six reporting units for purposes of evaluating goodwill impairment: Uniform Rental and Facility Services, G&K Services Uniform Rental and Facility Services, First Aid and Safety Services, and three reporting units within All Other. Given the proximity of the G&K acquisition date to the consolidated balance sheet date, the Company performed a high level qualitative analysis for its G&K reporting unit, which considered indicators of impairment to evaluate whether the fair value was more-likely-than-not in excess of its carrying value. The key indicators considered include macroeconomic conditions, industry/market considerations, financial performance, cash flow, changes in management, and composition of net assets. Based on the results of the annual impairment tests, Cintas was not required to recognize an impairment of goodwill for the fiscal years ended May 31, 2017, 2016 or 2015. Cintas will continue to perform impairment tests as of March 1 in future years and when indicators of impairment exist.
Service contracts and other assets.  Service contracts and other assets, which consist primarily of noncompete and consulting agreements obtained through acquisitions of businesses, are generally amortized by use of the straight-line method over the estimated lives of the agreements, which are generally 5 to 10 years. The G&K service contract asset will be amortized over a period of 15 years which represents the estimated life of the economic benefit and the asset amortization is based on the annual economic value of the underlying asset which generally decreases over the 15-year term. Certain noncompete agreements, as well as all service contracts, require that a valuation be determined using a discounted cash flow model. The assumptions and judgments used in these models involve estimates of cash flows and discount rates, among other factors. Because of the assumptions used to value these intangible assets, actual results over time could vary from original estimates. Impairment of service contracts and other assets is accomplished through specific identification. No impairment has been recognized by Cintas for the fiscal years ended May 31, 2017, 2016 and 2015.
Business Combinations. Accounting for acquisitions requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement.  As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of income. See Note 9 entitled Acquisitions and Divestitures for a discussion of the G&K and ZEE Acquisitions.
Debt Issuance Costs. Debt issuance costs for the revolving credit facility are included in other assets and all other debt issuance costs reduce the carrying amount of long-term debt.
Accrued liabilities.  Current accrued liabilities are recorded when it is probable that a liability has occurred and the amount of the liability can be reasonably estimated. Current accrued liabilities include the following amounts at May 31:

(In thousands)	2017	2016

General insurance liabilities	$153,743	$128,759
Employee benefit related liabilities	110,104	75,587
Taxes and related liabilities	8,057	5,765
Accrued interest	36,638	26,682
Other	121,267	106,473
	$429,809	$343,266
General insurance liabilities represent the estimated ultimate cost of all asserted and unasserted claims incurred, primarily related to workers' compensation, auto liability and other general liability exposure through the consolidated balance sheet dates. Our reserves are estimated through actuarial procedures of the insurance industry and by using industry assumptions, adjusted for specific expectations based on our claims history. Cintas records an increase or decrease in selling and administrative expenses related to development of prior claims, higher claims activity and other environmental factors in the period in which it becomes known. These changes in estimates may be material to the consolidated financial statements. The increase in accrued liabilities from May 31, 2016 to May 31, 2017 is primarily related to the acquisition of G&K.
Long-term accrued liabilities consists primarily of reserves associated with unrecognized tax benefits, which are described in more detail in Note 8 entitled Income Taxes, and retirement obligations, which are described in more detail in Note 10 entitled Employee Benefit Plans.

Pension Plans. The Company assumed G&K's noncontributory, defined benefit pension plan (the Pension Plan) covering substantially all employees who were employed as of July 1, 2005, except certain employees who are covered by union-administered plans. Benefits are based on the number of years of service and each employee's compensation near retirement. G&K froze the Pension Plan effective December 31, 2006. Future growth in benefits will not occur after this date. The Company's funding policy provides for contributions of an amount between the minimum required and maximum amount that can be deducted for federal income tax purposes. The funded status is measured as the difference between the fair value of plan assets and the benefit obligation at May 31, the measurement date. The benefit obligation is the projected benefit obligation (PBO). The PBO represents the actuarial present value of benefits expected to be paid upon retirement based on estimated future compensation levels. The measurement of the PBO is based on the Company’s estimates and actuarial valuations. The fair value of plan assets represents the current market value of assets held by an irrevocable trust fund for the sole benefit of participants. These valuations reflect the terms of the Pension Plan and use participant-specific information such as compensation, age and years of service, as well as certain assumptions that require significant judgment, including estimates of discount rates, expected return on plan assets, rate of compensation increases, interest crediting rates and mortality rates. We recognize, as of a measurement date, any unrecognized actuarial net gains or losses that exceed 10% of the larger of the projected benefit obligations or the plan assets, defined as the "corridor." Amounts inside the corridor are amortized over the plan participants' life expectancy. We determine the expected return on assets using the fair value of plan assets.
Stock-based compensation.  Compensation expense is recognized for all share-based payments to employees, including stock options and restricted stock awards, in the consolidated statements of income based on the fair value of the awards that are granted. The fair value of stock options is estimated at the date of grant using the Black-Scholes option-pricing model. Measured compensation cost, net of actual forfeitures, is recognized on a straight-line basis over the vesting period of the related share-based compensation award.
Derivatives and hedging activities.  Cintas formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. Derivatives are recorded at fair value on the consolidated balance sheet, and gains and losses are recorded as adjustments to income or other comprehensive income, as appropriate. For derivative financial instruments that are designated as a hedge, unrealized gains and losses related to the effective portion are either recognized in income immediately to offset the realized gain or loss on the hedged item, or are deferred and reported as a component of other comprehensive income in stockholders' equity and subsequently recognized in net income when the hedged item affects net income. The change in fair value of the ineffective portion of a derivative financial instrument is recognized in net income immediately.
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

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Cintas' assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers between levels for the years ended May 31, 2017 or 2016. The carrying value of accounts receivable and accounts payable, and other current assets and liabilities, approximate fair value because of the short-term maturity of those instruments.
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
New accounting pronouncements. In April 2014, the FASB issued Accounting Standard Update (ASU) 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which amended accounting guidance related to the reporting of discontinued operations and disclosures of disposals of components of an entity. The amended guidance changes the thresholds for disposals to qualify as discontinued operations and requires additional disclosures. This guidance is effective for reporting periods beginning after December 15, 2014 and is required to be applied prospectively. Cintas adopted ASU 2014-08 during the quarter ended August 31, 2015 and applied the amended accounting guidance to Shred-it and will apply it to future transactions, as appropriate.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," to clarify revenue recognition principles. This guidance is intended to improve disclosure requirements and enhance the comparability of revenue recognition practices. Improved disclosures under the amended guidance relate to the nature, amount, timing and uncertainty of revenue that is recognized from contracts with customers. This guidance will be effective for reporting periods beginning after December 15, 2017 and will be required to be applied retrospectively. Early application of the amendments in this update is not permitted. A cross-functional implementation team has been established consisting of representatives from all of our operating segments. The implementation team is working to analyze the impact of the standard on Cintas' contract portfolio by reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to revenue contracts. In addition, we are in the process of identifying and implementing the appropriate changes to business processes and controls to support recognition and disclosure under the new standard. Cintas plans to adopt the standard as of the first quarter of fiscal year 2019 using the modified retrospective approach and will record a cumulative adjustment to equity for open contracts as of June 1, 2018. Cintas is continuing to evaluate the impact of ASU 2014-09 and an estimate of the impact to the consolidated financial statements cannot be made at this time.
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

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments.” This amendment eliminates the requirement to retrospectively account for adjustments made to provisional amounts recognized in a business combination. This amendment became effective for Cintas beginning June 1, 2016, and was adopted prospectively in accordance with the standard. The adoption of this amendment did not have an effect on our consolidated financial statements for the fiscal year ended May 31, 2017.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. Topic 842 supersedes the previous leases standard, ASC 840, Leases. This guidance is effective for reporting periods beginning after December 15, 2018; however, early adoption is permitted. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Cintas is currently evaluating the impact that ASU 2016-02 will have on its consolidated financial statements.
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
In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Costs.” ASU 2017-07 continues to require the service component of pension and other postretirement benefit costs to be presented in the same line item as other employee compensation costs on the consolidated statement of income and changes the presentation of other components of net benefit cost so that these items will be presented outside of operating income within the consolidated statements of income. Cintas plans to adopt ASU 2017-07 in fiscal 2018 and apply it prospectively. Cintas does not expect the adoption of ASU 2017-07 to have a material impact on its consolidated financial statements.
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

2.  Fair Value Disclosures
All financial instruments that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the consolidated balance sheet date. These financial instruments measured at fair value on a recurring basis are summarized below:

	As of May 31, 2017
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$169,266	$—	$—	$169,266
Marketable securities:
Canadian treasury securities	—	22,219	—	22,219
Total assets at fair value	$169,266	$22,219	$—	$191,485

	As of May 31, 2016
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$139,357	$—	$—	$139,357
Marketable securities:
Canadian treasury securities	—	70,405	—	70,405
Total assets at fair value	$139,357	$70,405	$—	$209,762

Long-term accrued liabilities:
Interest rate lock agreement	$—	$19,628	$—	$19,628
Total liabilities at fair value	$—	$19,628	$—	$19,628

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

The funds invested in Canadian treasury securities are not presently expected to be repatriated, but instead are expected to be invested indefinitely in foreign subsidiaries. Interest, realized gains and losses and declines in value determined to be other than temporary on available-for-sale securities are included in interest income or expense. The cost of the securities sold is based on the specific identification method. The amortized cost basis of marketable securities as of May 31, 2017 and 2016 was $22.2 million and $70.4 million, respectively. Purchases of marketable securities were $171.3 million, $488.8 million and $179.2 million for the fiscal years ended May 31, 2017, 2016 and 2015, respectively. All outstanding marketable securities as of May 31, 2017 and 2016 had contractual maturities due within one year.
As of May 31, 2016, long-term accrued liabilities include interest rate lock agreements. The fair value of Cintas' interest rate lock agreements are based on similar exchange traded derivatives (market approach) and are, therefore, included within Level 2 of the fair value hierarchy. The interest rate lock agreements outstanding at May 31, 2016 were settled during fiscal 2017. All other amounts included in long-term liabilities are not recorded at fair value.
The methods described above may produce a fair value that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while Cintas believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the consolidated balance sheet dates.
In addition to assets and liabilities that are recorded at fair value on a recurring basis, Cintas records assets and liabilities at fair value on a nonrecurring basis as required under U.S. GAAP. Cintas' acquisition of G&K in fiscal 2017 and ZEE in fiscal 2016 were recorded at fair value. See Note 9 entitled Acquisitions and Divestitures for additional information on the measurement of the G&K and ZEE assets acquired and liabilities assumed.

3.  Property and Equipment

(In thousands)	2017	2016

Land	$173,166	$117,881
Buildings and improvements	624,615	509,193
Equipment	1,930,018	1,582,793
Leasehold improvements	32,679	28,412
Construction in progress	79,400	173,367
	2,839,878	2,411,646
Less: accumulated depreciation	1,516,377	1,417,954
	$1,323,501	$993,692

Interest expense is net of capitalized interest of $2.1 million and $1.1 million for the fiscal years ended May 31, 2017 and 2016, respectively.

4.  Investments
Investments at May 31, 2017 of $164.8 million include the cash surrender value of insurance policies of $144.0 million, equity method investments of $15.8 million and cost method investments of $5.0 million. Investments at May 31, 2016 of $125.0 million include the cash surrender value of insurance policies of $108.1 million, equity method investments of $14.5 million and cost method investments of $2.4 million.
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
Investments are evaluated for impairment on an annual basis or when indicators of impairment exist. For fiscal years 2017, 2016 and 2015, no losses due to impairment were recorded.

5.  Goodwill, Service Contracts and Other Assets
Changes in the carrying amount of goodwill and service contracts by reportable operating segment and All Other, are as follows:

Goodwill (in thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Total

Balance as of June 1, 2015	$940,423	$154,954	$84,717	$1,180,094
Goodwill acquired	10,020	86,874	203	97,097
Foreign currency translation	(713)	(380)	(22)	(1,115)
Balance at May 31, 2016	$949,730	$241,448	$84,898	$1,276,076
Goodwill acquired	1,499,008	2,265	6,281	1,507,554
Foreign currency translation	(668)	(601)	(26)	(1,295)
Balance as of May 31, 2017	$2,448,070	$243,112	$91,153	$2,782,335

Assets held for sale at May 31, 2017 and 2016 include $15.5 million of goodwill associated with Discontinued Services.

Service Contracts (in thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Total

Balance as of June 1, 2015	$5,078	$1,576	$28,996	$35,650
Service contracts acquired	18,912	34,052	2,730	55,694
Service contracts amortization	(4,078)	(3,355)	(5,696)	(13,129)
Foreign currency translation	—	(21)	—	(21)
Balance at May 31, 2016	$19,912	$32,252	$26,030	$78,194
Service contracts acquired	521,708	1,632	5,895	529,235
Service contracts amortization	(11,636)	(3,952)	(4,922)	(20,510)
Foreign currency translation	(61)	130	—	69
Balance as of May 31, 2017	$529,923	$30,062	$27,003	$586,988
Information regarding Cintas' service contracts and other assets is as follows:

	As of May 31, 2017
(In thousands)	Carrying Amount	Accumulated Amortization	Net

Service contracts	$911,273	$324,285	$586,988

Noncompete and consulting agreements	$40,743	$39,244	$1,499
Other	34,890	4,422	30,468
Total	$75,633	$43,666	$31,967

	As of May 31, 2016
(In thousands)	Carrying Amount	Accumulated Amortization	Net

Service contracts	$382,858	$304,664	$78,194

Noncompete and consulting agreements	$40,238	$38,788	$1,450
Other	15,275	2,442	12,833
Total	$55,513	$41,230	$14,283
Amortization expense for continuing operations was $22.8 million, $14.2 million and $12.1 million for the fiscal years ended May 31, 2017, 2016 and 2015, respectively. Estimated amortization expense for continuing operations, excluding any future acquisitions, for each of the next five years is $60.0 million, $60.1 million, $59.5 million, $53.7 million and $53.1 million, respectively. The increase in amortization expense in the current year and for the next five years over past fiscal years is the result of the G&K acquisition.

6.  Debt and Derivatives

Cintas' debt is summarized as follows at May 31:

(In thousands)	Interest Rate		Fiscal Year Issued	Fiscal Year Maturity	2017	2016

Debt due within one year
Senior notes	2.85%		2007	2017	$—	$250,000
Senior notes	6.13%		2008	2018	300,000	—
Commercial paper	1.24%	(1)	Various	Various	50,500	—
Current portion of term loan	2.00%	(1)	2017	2018	12,500	—
Debt issuance costs					(100)	—
Total debt due within one year					$362,900	$250,000

Debt due after one year
Senior notes	6.13%		2008	2018	$—	$300,000
Senior notes	4.30%		2012	2022	250,000	250,000
Senior notes	2.90%		2017	2022	650,000	—
Senior notes	3.25%		2013	2023	300,000	250,000
Senior notes (2)	2.78%		2013	2023	52,554	—
Senior notes (3)	3.11%		2015	2025	52,645	—
Senior notes	3.70%		2017	2027	1,000,000	—
Senior notes	6.15%		2007	2037	250,000	250,000
Long-term portion of term loan	2.00%	(1)	2017	2022	237,500	—
Debt issuance costs					(22,075)	(5,578)
Total debt due after one year					$2,770,624	$1,044,422
(1) Variable rate debt instrument. The rate presented is the variable borrowing rate at May 31, 2017.
(2) Cintas assumed these senior notes with the acquisition of G&K, and they were recorded at fair value. The interest rate shown above is the effective interest rate. The principal amount of these notes is $50.0 million with a stated interest rate of3.73%.
(3) Cintas assumed these senior notes with the acquisition of G&K, and they were recorded at fair value. The interest rate shown above is the effective interest rate. The principal amount of these notes is $50.0 million with a stated interest rate of 3.88%.
The average interest rate for all Cintas debt at May 31, 2017 was 3.8% with maturity dates through fiscal year 2037. Cintas' senior notes, excluding the G&K senior notes assumed with the acquisition of G&K, and term loan are recorded at cost, net of debt issuance costs. The fair value of the long-term debt is estimated using Level 2 inputs based on general market prices. The carrying value and fair value of Cintas' debt as of May 31, 2017 were $3,156.0 million and $3,296.8 million, respectively, and as of May 31, 2016 were $1,300.0 million and $1,416.6 million, respectively. On June 1, 2016, Cintas paid the $250.0 million five-year senior notes that matured on that date with cash on hand and $218.5 million proceeds from the issuance of commercial paper. In June and July 2017, Cintas paid a total of $50.5 million of commercial paper and $150.0 million of the term loan with cash on hand.
Letters of credit outstanding were $110.9 million and $83.4 million at May 31, 2017 and 2016, respectively. Maturities of debt during each of the next five years are $363.0 million, $12.5 million, $12.5 million, $12.5 million and $1,100.0 million, respectively.
Interest paid was $76.6 million, $64.5 million and $65.3 million for the fiscal years ended May 31, 2017, 2016 and 2015, respectively. Interest paid in fiscal 2017 included the payment of $17.1 million in short-term debt financing fees, which were related to the acquisition of G&K and are not reoccurring
The credit agreement that supports our commercial paper program was amended on September 16, 2016. The amendment increased the capacity of the revolving credit facility from $450.0 million to $600.0 million and added a $250.0 million term loan. The $150.0 million increase in the revolving credit facility took effect upon the consummation of the merger (Merger) contemplated by the merger agreement (Merger Agreement) among the Company, G&K and Bravo Merger Sub, Inc. (Merger Sub), a wholly-owned subsidiary of Cintas. The term loan was funded upon the consummation of th

e Merger. The credit agreement has an accordion feature that provides Cintas the ability to request increases to the borrowing commitments under either the revolving credit facility or the term loan facility of up to $250.0 million in the aggregate, subject to customary conditions. The maturity date of the agreement is September 15, 2021. As of May 31, 2017, there was $50.5 million of commercial paper outstanding with a weighted average interest rate of 1.24% and maturity dates less than 30 days and no borrowings on our revolving credit facility. The fair value of the commercial paper is estimated using Level 2 inputs based on general market prices. Given its short-term nature, the carrying value of the outstanding commercial paper approximates fair value. No commercial paper or borrowings on our revolving credit facility were outstanding at May 31, 2016.
Cintas uses interest rate locks to manage its overall interest expense as interest rate locks effectively change the interest rate of specific debt issuances. The interest rate locks are entered into to protect against unfavorable movements in the benchmark treasury rate related to forecasted debt issuances. Cintas used interest rate lock agreements to hedge against movements in the treasury rates at the time Cintas issued its senior notes in fiscal 2007, fiscal 2008, fiscal 2011, fiscal 2013 and fiscal 2017. The amortization of the cash flow hedges resulted in an increase to other comprehensive income of $1.1 million, $2.0 million and $2.0 million in the fiscal years ended May 31, 2017, 2016 and 2015, respectively. During the third quarter of fiscal 2016, Cintas entered into an interest rate lock agreement with a notional value of $550.0 million for a forecasted debt issuance. As of May 31, 2016, the fair value of this treasury lock was a liability of $19.6 million recorded in long-term liabilities and other comprehensive income, net of tax. The interest rate locks had no impact on net income or cash flows from continuing operations for fiscal 2016. As of the third quarter of fiscal 2017, Cintas had multiple interest rate lock agreements in place for forecasted long-term debt issuances. The notional value of the planned debt issuances was $500.0 million of 5-year senior notes and $1.0 billion of 10-year senior notes. In conjunction with the issuance of long-term debt in the fourth quarter of fiscal 2017, Cintas settled these interest rate lock agreements, which resulted in a deferred gain of $30.2 million. The effective portion of the gain was recorded in other comprehensive income to be amortized as a reduction to interest expense beginning in the fourth quarter of fiscal 2017 through the remaining life of the debt.
To hedge the exposure of movements in the foreign currency rates, Cintas may use foreign currency hedges. These hedges reduce the impact on cash flows from movements in the foreign currency exchange rates. Examples of foreign currency hedge instruments that Cintas may use are average rate options and forward contracts. These instruments did not impact foreign currency exchange during fiscal 2017, 2016 or 2015. Cintas had no foreign currency forward contracts as of May 31, 2017 or 2016.
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
The minimum rental payments under noncancelable lease arrangements for each of the next five years and thereafter are $43.8 million, $35.9 million, $28.5 million, $22.3 million, $17.0 million and $28.5 million, respectively.
Rent expense for continuing operations under operating leases during the fiscal years ended May 31, 2017, 2016 and 2015, was $49.6 million, $40.8 million and $34.2 million, respectively.

8.  Income Taxes
Income before income taxes for continuing operations consists of the following components:

(In thousands)	2017	2016	2015

U.S. operations	$673,055	$685,167	$622,502
Foreign operations	14,349	20,148	18,054
	$687,404	$705,315	$640,556
Income tax expense for continuing operations consists of the following components:

(In thousands)	2017	2016	2015

Current:
Federal	$194,130	$279,134	$199,360
State and local	27,197	25,428	24,733
	221,327	304,562	224,093
Deferred	8,791	(47,852)	13,910
	$230,118	$256,710	$238,003
Reconciliation of income tax expense for continuing operations using the statutory rate and actual income tax expense is as follows:

(In thousands)	2017	2016	2015

Income taxes at the U.S. federal statutory rate	$240,677	$246,881	$224,360
State and local income taxes, net of federal benefit	19,210	16,339	16,308
Other (1)	(29,769)	(6,510)	(2,665)
	$230,118	$256,710	$238,003
(1) The Other category in fiscal 2017 is primarily associated with $29.4 million excess tax benefit for share based compensation under the adoption of ASU 2016-09.
The components of deferred income taxes included on the consolidated balance sheets are as follows:

(In thousands)	2017	2016

Deferred tax assets:
Allowance for doubtful accounts	$7,707	$7,416
Inventory obsolescence	16,096	13,702
Insurance and contingencies	54,489	42,717
Stock-based compensation	73,027	45,720
Net operating loss and foreign related carry-forwards (1)	37,814	17,883
Treasury locks	—	12,055
Other	25,891	8,100
	215,024	147,593
Valuation allowance	(18,088)	(17,047)
	196,936	130,546
Deferred tax liabilities:
In service inventory	210,766	172,704
Property	126,872	93,784
Intangibles	290,049	104,585
Treasury locks	6,435	—
State taxes and other	32,142	18,948
	666,264	390,021
Net deferred tax liability	$469,328	$259,475
(1) During fiscal 2017, the net operating loss increased primarily due to the G&K acquisition. The net operating loss related to the G&K acquisition is expected to be utilized by fiscal 2018 and will expire in 2037.

Although realization is not assured, management believes it is more likely than not that the recorded deferred tax assets, net of valuation allowances, will be realized.
The progression of the valuation allowance is as follows:

(In thousands)	2017	2016

Balance at beginning of year	$(17,047)	$(14,690)
Additions	(1,667)	(3,437)
Subtractions	626	1,080
Balance at end of year	$(18,088)	$(17,047)
Income taxes paid were $269.6 million, $452.6 million and $236.7 million for the fiscal years ended May 31, 2017, 2016 and 2015, respectively.
Undistributed earnings of foreign subsidiaries were approximately $214.8 million, $117.2 million and $147.1 million as of May 31, 2017, 2016 and 2015, respectively, for which deferred taxes have not been provided. Such earnings are considered to be permanently reinvested in Cintas' foreign subsidiaries. If such earnings were repatriated, additional tax expense may result. The current calculation of such additional taxes is not practicable.
As of May 31, 2017 and 2016, there was $12.6 million and $12.9 million, respectively, in total unrecognized tax benefits, which, if recognized, would favorably impact Cintas' effective tax rate. Cintas recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense in the consolidated statements of income, which is consistent with the recognition of these items in prior reporting periods. The total amount accrued for interest and penalties as of May 31, 2017 and 2016, was $0.9 million and $1.1 million, respectively. Cintas records this tax liability as current and long-term accrued liabilities on the consolidated balance sheets, as appropriate.
In the normal course of business, Cintas provides for uncertain tax positions and the related interest, and adjusts its unrecognized tax benefits and accrued interest accordingly. Unrecognized tax benefits did not change in fiscal 2017 and increased in fiscal 2016 and fiscal 2015 by $0.8 million and $1.4 million, respectively. Accrued interest decreased by $0.2 million in fiscal 2017 and increased by $0.2 million in both fiscal 2016 and 2015.
A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits (exclusive of interest and penalties) is as follows:

(In thousands)

Balance at June 1, 2014	$13,062
Additions for tax positions of prior years	4,001
Settlements	(48)
Statute expirations	(1,603)
Balance at May 31, 2015	$15,412
Additions for tax positions of prior years	3,259
Settlements	(48)
Statute expirations	(2,092)
Balance at May 31, 2016	$16,531
Additions from G&K acquisition (1)	2,084
Additions for tax positions of prior years	2,520
Settlements (2)	(1,044)
Statute expirations	(2,734)
Balance at May 31, 2017	$17,357
(1) Increase in unrecognized tax benefit associated with unrecognized benefits assumed in the G&K acquisition.
(2) Decrease in unrecognized tax benefit associated with the settlement of a fiscal 2012 Internal Revenue Service audit.
On September 13, 2013, the U.S. Department of the Treasury and the Internal Revenue Service released final tangible property regulations under Sections 162(a) and 263(a) of the Internal Revenue Code regarding amounts paid to improve tangible property and acquire or produce tangible property, as well as proposed regulations regarding the disposition of property. The effective date of the final regulations was for Cintas' fiscal year ended May 31, 2015, and there was not a material impact on the consolidated financial statements for any period presented.
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
All U.S. federal income tax returns are closed to audit through fiscal 2013. Cintas is currently in various audits in certain foreign jurisdictions and certain domestic states. The years under foreign and domestic state audits cover fiscal years back to 2012. Based on the resolution of the various audits and other potential regulatory developments, it is expected that the balance of unrecognized tax benefits will not change for the fiscal year ending May 31, 2018.

9.  Acquisitions and Divestitures
Acquisitions
The purchase price paid for each acquisition has been allocated to the fair value of the assets acquired and liabilities assumed. During fiscal 2017, Cintas acquired three businesses included in the Uniform Rental and Facility Services reportable operating segment, including the G&K acquisition discussed below, four businesses included in the First Aid and Safety Services reportable operating segment and eleven businesses included in All Other. During fiscal 2016, Cintas acquired two business included in the Uniform Rental and Facility Services reportable operating segment, two businesses included in the First Aid and Safety Services reportable operating segment, including the ZEE acquisition discussed below, and six businesses included in All Other.
The following summarizes the aggregate purchase price and fair value allocations for all businesses acquired:

(In thousands)	2017	2016

Fair value of tangible assets acquired	$550,491	$26,759
Fair value of service contracts acquired	529,235	55,694
Fair value of other intangibles acquired	17,556	4,639
Net goodwill recognized	1,507,554	97,097
Total fair value of assets acquired	2,604,836	184,189
Fair value of liabilities assumed	502,465	27,610
Total cash paid for acquisitions	$2,102,371	$156,579
G&K Acquisition
On March 21, 2017, Cintas completed the acquisition of G&K for consideration of approximately $2.1 billion. Pursuant to the Merger Agreement, each share of common stock of G&K issued and outstanding immediately prior to the effective time of the G&K acquisition was canceled and converted into the right to receive $97.50 in cash. The total purchase price was $2,078.4 million, which was funded using a combination of new senior notes, a term loan, other borrowings under our existing credit facility and cash on hand. The net consideration transferred for G&K consisted of the following items:

(In thousands)

Cash consideration for common stock	$1,901,845	(1)
Cash consideration for share-based awards	62,257	(2)
Cash consideration for G&K revolving debt	124,180	(3)
Cash consideration for transaction expenses	24,529	(4)
Total consideration	2,112,811
Cash acquired	(34,393)	(5)
Net consideration transferred	$2,078,418
(1) The cash consideration for outstanding shares of G&K common stock is the product of the agreed-upon cash per share price of $97.50 and total G&K outstanding shares of approximately 19.5 million.
(2) The cash consideration for share-based awards is the product of the agreed-upon cash per share price of $97.50 and the total number of restricted stock outstanding and the “in the money” stock options net of the weighted average exercise price.
(3) The cash consideration for G&K revolving debt reflects the repayment of the outstanding obligation.
(4) Represents G&K legal and professional fees that were incurred prior to acquisition and were due upon the closing of the transaction.
(5) Represents the G&K cash balance acquired at acquisition.
Preliminary Purchase Price Allocation
Cintas accounted for the G&K acquisition using the acquisition method. The preliminary allocation of the purchase price was determined by management with the assistance of third-party valuation specialists, and is based on estimates of the fair value of assets acquired and liabilities assumed as of March 21, 2017. Cintas is continuing to obtain information to determine the fair value of acquired assets and liabilities, including tax assets, liabilities and other attributes. The components of the preliminary purchase price allocation, at fair value, are as follows:

Assets:	March 21, 2017
Accounts receivable	$95,846
Inventories	30,254
Uniforms and other rental items in service	93,659
Income taxes, current	14,626
Prepaid expenses and other current assets	43,235
Property and equipment	254,035
Goodwill	1,493,211
Service contracts	519,000
Trade names	17,000
Other assets	15,585
Liabilities:
Accounts payable	(53,220)
Accrued compensation and related liabilities	(9,594)
Accrued liabilities	(115,109)
Long term accrued liabilities	(28,380)
G&K Senior notes	(105,359)
Deferred income taxes	(186,371)
Total consideration	$2,078,418
The preliminary fair value of the intangible assets has been estimated using the income approach through a discounted cash flow analysis (except as noted below with respect to the trade names) with the cash flow projections discounted using a rate of 9.5%. The cash flows are based on estimates used to price the G&K acquisition, and the discount rates applied were benchmarked with reference to the implied rate of return from Cintas’ pricing model and the weighted average cost of capital.
The G&K service contract intangible asset will be amortized over a period of 15 years, which represents the estimated useful life of the economic benefit and the asset amortization is based on the annual economic value of the underlying asset which generally decreases over the 15-year term. The trade names represent the G&K corporate trade name and all of the branded variations thereof. Cintas applied the income approach through a relief from royalty method analysis to determine the preliminary fair value of the trade name assets.
The table below sets forth the preliminary valuation and amortization period of identifiable intangible assets:

Identifiable intangible assets:	Preliminary Valuation	Amortization Period

Service contracts	$519,000	15 years
Trade names	17,000	3 years
Total	$536,000
Cintas estimated the preliminary fair value of the acquired property, plant and equipment using a combination of the cost and market approaches, depending on the type of asset. The preliminary fair value of property, plant and equipment consisted of real property of $141.8 million and personal property of $112.2 million.
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. None of the goodwill is expected to be deductible for income tax purposes. The factors contributing to the recognition of the amount of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the G&K acquisition. These benefits include improved service capabilities, an enhanced footprint in the markets that we serve, attractive synergy opportunities and value creation. The goodwill is entirely allocated to the Uniform Rental and Facility Services reportable operating segment.
The following unaudited pro forma information presents the combined financial results for Cintas and G&K as if the G&K acquisition had been completed at the beginning of Cintas’ prior fiscal year, June 1, 2015. Prior to the acquisition, G&K used a 52-week or 53-week fiscal year ending on the Saturday nearest June 30. The pro forma financial information set forth below for the year ended May 31, 2016 includes G&K's annual results for the period of June 28, 2015 through July 2, 2016 adjusted for number of working days in Cintas' fiscal 2016. The pro forma financial information for the year ended May 31, 2017 includes G&K's publicly reported results for the period of July 2, 2016 through December 31, 2016 annualized and adjusted for the number of work days in the stub period of June 1, 2016 through March 21, 2017 and the actual results from March 22, 2017 through May 31, 2017. Actual net sales and net income of the acquired G&K business included in reported fiscal 2017 results were $187.7 million and $5.7 million, respectively.

In thousands except per share data	2017	2016

Net sales	$6,107,109	$5,762,741
Net income	$488,482	$520,224

Earnings per common share - diluted	$4.45	$4.66
The information above does not include the pro forma adjustments that would be required under Regulation S-X for pro forma financial information, and does not reflect future events that may occur after May 31, 2017 or any operating efficiencies or inefficiencies that may result from the G&K acquisition and related financing. Therefore, the information is not necessarily indicative of results that would have been achieved had the businesses been combined during the periods presented or the results that Cintas will experience going forward.
Cintas is required to provide additional disclosures about fair value measurements as part of the consolidated financial statements for each major category of assets and liabilities measured at fair value on a nonrecurring basis (including business acquisitions). The working capital assets and liabilities, as well as the property and equipment acquired, were valued using Level 2 inputs which included data points that are observable, such as definitive sales agreements, appraisals or established market values of comparable assets (market approach). Goodwill, service contracts and other intangibles were valued using Level 3 inputs, which are unobservable by nature, and included internal estimates of future cash flow using a discount rate of 9.5% (income approach). Significant increases (decreases) in any of those unobservable inputs in isolation would result in a significantly lower (higher) fair value measurement.  Management utilizes third-party valuation firms to assist in the determination of purchase accounting fair values, and specifically those considered Level 3 measurements. Management ultimately oversees the third-party valuation firms to ensure that the transaction-specific assumptions are appropriate for Cintas.

ZEE Acquisition
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
Purchase Price Allocation
Cintas accounted for the ZEE acquisition using the acquisition method. The final purchase price allocation was determined by management with the assistance of third-party valuation specialists, and was based on estimates of the fair value of assets acquired and liabilities assumed as of August 1, 2015. The components of the final purchase price allocation, at fair value, are as follows:

Assets:
Cash and cash equivalents	$333
Accounts receivable	16,705
Inventory	5,987
Other current assets	1,443
Property, plant and equipment	849
Goodwill	87,442
Service contracts	34,000
Other intangibles	4,500
Liabilities:
Accounts payable	(7,195)
Accrued liabilities	(4,428)
Deferred income taxes	(5,636)
Total consideration	$134,000
The fair value of the intangible assets was estimated using the income approach through a discounted cash flow analysis with the cash flow projections discounted using a rate of 11%. The cash flows are based on estimates used to price the ZEE acquisition, and the discount rates applied were benchmarked with reference to the implied rate of return from Cintas’ pricing model and the weighted average cost of capital. The ZEE service contract intangible asset will be amortized over a period of 10 years.
Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. None of the goodwill is deductible for income tax purposes. The factors contributing to the recognition of the amount of goodwill are based on several strategic and synergistic benefits that are expected to be realized from the ZEE acquisition. These benefits include improved service capabilities, an enhanced footprint in the markets that we serve, attractive synergy opportunities and value creation. The goodwill is entirely allocated to the First Aid and Safety reportable operating segment.
Cintas is required to provide additional disclosures about fair value measurements as part of the consolidated financial statements for each major category of assets and liabilities measured at fair value on a nonrecurring basis (including business acquisitions). The working capital assets and liabilities, as well as the property and equipment acquired, were valued using Level 2 inputs which included data points that are observable, such as definitive sales agreements, appraisals or established market values of comparable assets (market approach). Goodwill, service contracts and other intangibles were valued using Level 3 inputs, which are unobservable by nature, and included internal estimates of future cash flow using a discount rate of 11% (income approach). Significant increases (decreases) in any of those unobservable inputs in isolation would result in a significantly lower (higher) fair value measurement. Management utilizes third-party valuation firms to assist in the determination of purchase accounting fair values, and specifically those considered Level 3 measurements. Management ultimately oversees the third-party valuation firms to ensure that the transaction-specific assumptions are appropriate for Cintas. The results of operations of ZEE are not material to the consolidated financial statements.

The results of operations for the acquired businesses are included in the consolidated statements of income from the dates of acquisition. The pro forma revenue, net income and earnings per share information relating to acquired businesses, excluding G&K, are not presented because they are not significant to Cintas.
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

10.  Employee Benefit Plans
Pension Plans
In conjunction with the acquisition of G&K, Cintas assumed G&K's noncontributory defined benefit pension plan (the Pension Plan) that covers substantially all G&K employees who were employed as of July 1, 2005, except certain employees who were covered by union-administered plans. Benefits are based on the number of years of service and each employee’s compensation near retirement. We will make annual contributions to the Pension Plan consistent with federal funding requirements. The Pension Plan was frozen by G&K effective December 31, 2006. Future growth in benefits will not occur beyond this date. Applicable accounting standards require that the Consolidated Balance Sheet reflect the funded status of the pension plan. The funded status of the Pension Plan is measured as the difference between the plan assets at fair value and the projected benefit obligation. We do not expect to make any contributions to the Pension Plan over the next 12 months that exceed the fair value of plan assets as of May 31, 2017. The net pension liability at May 31, 2017 is included in the Long-Term Accrued Liabilities on the Consolidated Balance Sheet. Unrecognized differences between actual amounts and estimates based on actuarial assumptions are included in Accumulated Other Comprehensive Income in our Consolidated Balance Sheet. The difference between actual amounts and estimates based on actuarial assumptions are recognized in other comprehensive income in the period in which they occur. The estimated amortization from accumulated other comprehensive income into net periodic benefit cost during fiscal year 2018 is immaterial.
Obligations and Funded Status at May 31, 2017

Change in benefit obligation:
Projected benefit obligation, beginning of year	$—
Projected benefit obligation acquired in G&K acquisition	84,553
Interest cost	562
Actuarial loss	2,750
Benefits paid	(478)
Projected benefit obligation, end of year	$87,387

Change in plan assets:
Fair value of plan assets, beginning of year	$—
Plan assets acquired in G&K acquisition	57,747
Actual return on plan assets	2,127
Benefits paid	(478)
Fair value of plan assets, end of year	$59,396

Funded status-net amount recognized	$(27,991)
The accrued benefit liability of $28.0 million was included in long-term accrued liabilities on the Consolidated Balance Sheet as of May 31, 2017. The unrecognized net actuarial loss of $1.2 million related to the Pension Plan was included in accumulated other comprehensive loss on the Consolidated Balance Sheet as of May 31, 2017.

Components of Net Periodic Benefit Cost

2017 (1)
Interest cost	$562
Expected return on assets	(590)
Amortization of net loss	—
Net periodic benefit cost	$(28)
(1) Represents the net periodic benefit cost for the period subsequent to the acquisition of G&K on March 21, 2017 through May 31, 2017.

Assumptions
The following weighted average assumptions were used to determine benefit obligations for the Pension Plan at May 31, 2017:

Discount rate	3.79%
Rate of compensation increase	N/A
The following weighted average assumptions were used to determine net periodic benefit cost for the Pension Plan for the fiscal year ended May 31, 2017:

Discount rate	4.00%
Expected return on plan assets	5.40%
Rate of compensation increase	N/A
Plan Assets
The target asset allocation and actual asset allocation of the Pension Plan at May 31, 2017 are as follows:

	Target Asset Allocation	Actual Asset Allocation
International equity	8.0%	8.3%
Large cap equity	26.0%	26.3%
Small cap equity	5.0%	5.3%
Absolute return strategy funds	16.0%	16.2%
Fixed income	45.0%	43.6%
Long/short equity fund	—%	0.3%
Total	100%	100%
Our investment committee, assisted by outside consultants, evaluates the objectives and investment policies concerning our long-term investment goals and asset allocation strategies. Plan assets are invested in various asset classes that are expected to produce a sufficient level of diversification and investment return over the long term. To develop the expected long-term rate of return on asset assumptions, we consider the historical returns and future expectations of returns for each asset class, as well as the target asset allocation, changes in investments expenses and investment goals of the pension portfolio. This resulted in the selection of 5.40% expected return on plan assets for fiscal year 2017. The investment goals are (1) to meet or exceed the assumed actuarial rate of return over the long term within reasonable and prudent levels of risk, and (2) to preserve the real purchasing power of assets to meet future obligations. The nature and duration of benefit obligations, along with assumptions concerning asset class returns and return correlations, are considered when determining an appropriate asset allocation to achieve the investment objectives. Pension plan assets for our qualified pension plans are held in a trust for the benefit of the plan participants and are invested in a diversified portfolio of equity investments, fixed income investments and cash. Risk targets are established and monitored against acceptable ranges. All investment policies and procedures are designed to ensure that the plans' investments are in compliance with the Employee Retirement Income Security Act. Guidelines are established defining permitted investments within each asset class.
The implementation of the investment strategy discussed above is executed through a variety of investment types, including U.S. government securities, corporate debt and mutual funds. These investments are valued at the closing price reported on the active market on which the individual securities are traded.

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while we believe our valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.
The following table presents the Pension Plan investments as of May 31, 2017 using the fair value hierarchy discussed in Note 1 entitled Significant Accounting Polices:

	(Level 1)	(Level 2)	(Level 3)	Total
Cash equivalents	$629	$—	$—	$629
U.S. government securities	1,874	3,401	—	5,275
Corporate debt	—	20,210	—	20,210
Mutual funds
U.S. securities	28,353	—	—	28,353
International securities	4,929	—	—	4,929
Total	$35,785	$23,611	$—	$59,396
We don't expect to make any contributions to the Pension Plan during the next 12 months.
Future changes in plan asset returns, assumed discount rates and various other factors related to the Pension Plan will impact future pension expense and liabilities. We cannot predict the impact of these changes in the future and any changes may have a material impact on our results of operations and financial position.
Estimated Future Benefit Payments
The following Pension Plan benefit payments are expected to be paid:

2018	$2,966
2019	3,110
2020	3,317
2021	3,548
2022	3,686
2023 to 2027	20,423
Cintas administers a pension plan that was assumed in a previous acquisition and has historically been deemed immaterial for disclosure purposes. As of May 31, 2017 and 2016, the fair value of this pension plan's total assets was $7.1 million and $6.5 million, respectively and the projected benefit obligation was $7.5 million and $7.7 million, respectively. For the years ended May 31, 2017 and 2016, the net periodic benefit cost recorded for this plan was an expense of $0.1 million and income of $0.1 million, respectively.

Non-Contributory Retirement Plans
Cintas' Partners' Plan (the Plan) is a non-contributory profit sharing plan and Employee Stock Ownership Plan (ESOP) for the benefit of substantially all U.S. Cintas employee-partners who have completed one year of service. The Plan also includes a 401(k) savings feature covering substantially all U.S. employee-partners. The amounts of contributions to the Plan and ESOP, as well as the matching contribution to the 401(k), are made at the discretion of the Board of Directors. Total contributions, including Cintas' matching contributions, which approximate cost, were $47.5 million, $43.1 million and $38.4 million for the fiscal years ended May 31, 2017, 2016 and 2015, respectively.
Cintas has a non-contributory deferred profit sharing plan (DPSP), which covers substantially all Canadian employee-partners. In addition, a registered retirement savings plan (RRSP) is offered to those employees. The amounts of contributions to the DPSP, as well as the matching contribution to the RRSP, are made at the discretion of the Board of Directors. Total contributions, which approximate cost, were $1.8 million, $1.6 million and $1.5 million for the fiscal years ended May 31, 2017, 2016 and 2015, respectively.
Cintas has a supplemental executive retirement plan (SERP) subject to Section 409A of the Internal Revenue Code for the benefit of certain highly compensated Cintas employee-partners. The SERP allows participants to defer the receipt of compensation which would otherwise become payable to them. Matching contributions are made at the discretion of the Board of Directors. Total matching contributions were $6.9 million, $6.6 million and $6.1 million for the fiscal years ended May 31, 2017, 2016 and 2015, respectively.

11.  Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share from continuing operations using the two-class method for amounts attributable to Cintas' common shares:

(In thousands except per share data)	2017	2016	2015

Basic Earnings per Share from Continuing Operations
Income from continuing operations	$457,286	$448,605	$402,553
Less: income from continuing operations allocated to participating securities	8,168	7,131	3,771
Income from continuing operations available to common shareholders	$449,118	$441,474	$398,782
Basic weighted average common shares outstanding	104,964	108,221	115,900

Basic earnings per share from continuing operations	$4.27	$4.08	$3.44

(In thousands except per share data)	2017	2016	2015

Diluted Earnings per Share from Continuing Operations
Income from continuing operations	$457,286	$448,605	$402,553
Less: income from continuing operations allocated to participating securities	8,168	7,131	3,771
Income from continuing operations available to common shareholders	$449,118	$441,474	$398,782
Basic weighted average common shares outstanding	104,964	108,221	115,900
Effect of dilutive securities – employee stock options	2,819	1,735	1,643
Diluted weighted average common shares outstanding	107,783	109,956	117,543

Diluted earnings per share from continuing operations	$4.17	$4.02	$3.39
Basic and diluted earnings per share from discontinued operations were calculated using the two-class method. Basic earnings per share from discontinued operations were $0.22, $2.22 and $0.24 for the fiscal years ended May 31, 2017, 2016 and 2015, respectively. Diluted earnings per share from discontinued operations were $0.21, $2.19 and $0.24 for the fiscal years ended May 31, 2017, 2016 and 2015, respectively.
For the fiscal years ended May 31, 2017, 2016 and 2015, options granted to purchase 0.6 million, 0.5 million and 0.6 million shares of Cintas common stock, respectively, were excluded from the computation of diluted earnings per share. The exercise prices of these options were greater than the average market price of the common shares (anti-dilutive).
On July 30, 2013, Cintas announced that the Board of Directors authorized a $500.0 million share buyback program. This program was completed in February 2015. On January 13, 2015, we announced that the Board of Directors authorized a $500.0 million share buyback program. This program was completed in September 2015. On August 4, 2015, we announced that the Board of Directors authorized a $500.0 million share buyback program. This program was completed in June 2016. On August 6, 2016, we announced that the Board of Directors authorized a new $500.0 million share buyback program. The following table summarizes the buyback activity by program and fiscal period:

(In thousands except per share data)	2017			2016			2015
Buyback Program	Shares	Avg. Price per Share	Purchase Price	Shares	Avg. Price per Share	Purchase Price	Shares	Avg. Price per Share	Purchase Price

July 30, 2013	—	$—	$—	—	$—	$—	3,981	$75.49	$300,500
January 13, 2015	—	$—	$—	3,078	$85.44	$262,928	2,870	$82.60	$237,072
August 4, 2015	39	$94.09	$3,691	5,649	$87.85	$496,309	—	$—	$—
August 6, 2016	—	$—	$—	—	$—	$—	—	$—	$—
	39	$94.09	$3,691	8,727	$87.00	$759,237	6,851	$78.47	$537,572

There were no share buybacks subsequent to May 31, 2017 through July 31, 2017.
In addition to the buyback program, Cintas acquired shares of Cintas common stock in satisfaction of employee payroll taxes due on restricted stock awards that vested during the fiscal year. For the fiscal year ended May 31, 2017, Cintas acquired 0.2 million shares at an average price of $101.37 per share for a total purchase price of $17.0 million. For the fiscal year ended May 31, 2016, Cintas acquired 0.2 million shares at an average price of $86.07 per share for a total purchase price of $20.9 million.

12.  Stock-Based Compensation
On August, 2, 2016, the Board of Directors approved and adopted the Cintas Corporation 2016 Equity and Incentive Compensation Plan (the 2016 Plan) to replace the Cintas' 2005 Equity Compensation Plan, as amended (the 2005 Plan). The 2016 Plan was approved by Cintas shareholders at its Annual Meeting on October 18, 2016, at which time the 2016 Plan became effective. Under the 2016 Plan, Cintas may grant officers and key employee-partners equity compensation in the form of stock options, stock appreciation rights, restricted and unrestricted stock awards, performance awards and other stock unit awards up to an aggregate of 12,500,000 shares of Cintas' common stock. Any shares of common stock that remained available under the 2005 Plan became part of the total available share balance of 12,500,000 shares under the 2016 Plan. At May 31, 2017, 12,444,826 shares of common stock are reserved for future issuance under the 2016 Plan. Total compensation cost for stock-based awards for continuing operations was $87.5 million, $77.8 million and $43.8 million for the fiscal years ended May 31, 2017, 2016 and 2015, respectively. The total income tax benefit recognized in the consolidated income statement for share-based compensation arrangements for continuing operations was $32.5 million, $28.3 million and $16.3 million for the fiscal years ended May 31, 2017, 2016 and 2015, respectively.
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
The fair value of options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	2017	2016	2015

Risk-free interest rate	1.2%	2.0%	2.0%
Dividend yield	1.3%	1.4%	1.6%
Expected volatility of Cintas' common stock	21.6%	23.3%	28.0%
Expected life of the option in years	7.5	7.5	7.5

The risk-free interest rate is based on U.S. government issues with a remaining term equal to the expected life of the stock options. The determination of expected volatility is based on historical volatility of Cintas' common stock over the period commensurate with the expected term of stock options, as well as other relevant factors. The weighted average expected term was determined based on the historical employee exercise behavior of the options. The weighted-average fair value of stock options granted during fiscal 2017, 2016 and 2015 was $25.59, $22.20 and $20.64, respectively.

The information presented in the following table relates primarily to stock options granted and outstanding under either the 2016 Plan or under previously adopted plans:

	Shares	Weighted Average Exercise Price

Outstanding, June 1, 2014 (1,583,413 shares exercisable)	8,025,794	$43.12
Granted	1,590,185	84.59
Canceled	(486,720)	55.50
Exercised	(1,293,689)	38.11
Outstanding, May 31, 2015 (1,426,550 shares exercisable)	7,835,570	51.59
Granted	1,739,767	93.55
Canceled	(235,455)	60.01
Exercised	(919,975)	35.07
Outstanding, May 31, 2016 (1,649,236 shares exercisable)	8,419,907	61.83
Granted	1,500,465	123.20
Canceled	(328,105)	83.03
Exercised	(1,004,217)	35.95
Outstanding, May 31, 2017 (1,795,898 shares exercisable)	8,588,050	$74.77

The intrinsic value of stock options exercised was $76.5 million, $48.5 million and $44.3 million for the fiscal years ended May 31, 2017, 2016 and 2015, respectively. The total cash received from employees as a result of employee stock option exercises for the fiscal years ended May 31, 2017, 2016 and 2015 was $31.9 million, $28.2 million and $40.2 million, respectively.
The fair value of stock options vested was $12.7 million, $11.0 million and $10.9 million for the fiscal years ended May 31, 2017, 2016 and 2015, respectively.
The following table summarizes the information related to stock options outstanding at May 31, 2017:

		Outstanding Options		Exercisable Options
Range of Exercise Prices	Number Outstanding	Average Remaining Option Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 22.42 – $ 46.91	1,972,643	4.37	$35.38	1,488,169	$34.04
46.92 – 66.27	2,204,240	6.79	58.09	278,065	51.63
66.28 – 89.78	1,604,071	8.12	85.51	15,324	71.17
89.79 – 126.54	2,807,096	9.54	116.29	14,340	90.68
$ 22.42 – $ 126.54	8,588,050	7.38	$74.77	1,795,898	$37.53

At May 31, 2017, the aggregate intrinsic value of stock options outstanding and exercisable was $419.6 million and $158.7 million, respectively. The weighted-average remaining contractual term of stock options exercisable is 4.5 years.
Restricted Stock Awards
Restricted stock awards consist of Cintas' common stock that is subject to such conditions, restrictions and limitations as the Compensation Committee of the Board of Directors determines to be appropriate. The vesting period is generally three years after the grant date. The recipient of restricted stock awards will have all rights of a shareholder of Cintas, including the right to vote and the right to receive cash dividends during the vesting period. Cintas recognizes compensation expense for these restricted stock awards using the straight-line recognition method over the vesting period.

The information presented in the following table relates to restricted stock awards granted and outstanding under either the 2016 Plan or under previously adopted plans:

	Shares	Weighted Average Grant Price

Outstanding, unvested grants at June 1, 2014	2,158,778	$45.04
Granted	627,033	80.73
Canceled	(50,277)	49.33
Vested	(525,421)	34.39
Outstanding, unvested grants at May 31, 2015	2,210,113	57.60
Granted	1,069,748	92.10
Canceled	(70,998)	65.79
Vested	(605,427)	38.76
Outstanding, unvested grants at May 31, 2016	2,603,436	75.94
Granted	681,461	125.29
Canceled	(114,151)	89.28
Vested	(428,672)	48.67
Outstanding, unvested grants at May 31, 2017	2,742,074	$95.09

The remaining unrecognized compensation cost related to unvested stock options and restricted stock at May 31, 2017 was $204.5 million. The weighted-average period of time over which this cost will be recognized is 1.8 years.

13.  Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss), net of tax:

(In thousands)	Foreign Currency	Unrealized (Loss) Gain on Cash Flow Hedges	Other	Total

Balance at May 31, 2015	$2,987	$(10,626)	$(832)	$(8,471)
Other comprehensive loss before reclassifications	(11,933)	(12,156)	(738)	(24,827)
Amounts reclassified from accumulated other comprehensive income (loss)	6,472	1,952	—	8,424
Net current period other comprehensive loss	(5,461)	(10,204)	(738)	(16,403)
Balance at May 31, 2016	(2,474)	(20,830)	(1,570)	(24,874)
Other comprehensive (loss) income before reclassifications	(10,252)	31,136	(115)	20,769
Amounts reclassified from accumulated other comprehensive income (loss)	—	1,076	—	1,076
Net current period other comprehensive (loss) income	(10,252)	32,212	(115)	21,845
Balance at May 31, 2017	$(12,726)	$11,382	$(1,685)	$(3,029)

The following table summarizes the reclassifications out of accumulated other comprehensive income (loss) during the fiscal years ended May 31:

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line in the Consolidated Statements of Income

(in thousands)	2017	2016
Amortization of interest rate locks	$(1,714)	$(3,130)	Interest expense
Tax benefit	638	1,178	Income taxes
Amortization of interest rate locks, net of tax	$(1,076)	$(1,952)	Net of tax

(in thousands)	2017	2016
Cumulative translation adjustment on Shred-it (1)	$—	$(10,381)	Income from discontinued operations
Tax benefit	—	3,909	Income from discontinued operations
Cumulative translation adjustment on Shred-it, net of tax (1)	$—	$(6,472)	Net of tax

(1) The cumulative translation adjustment was reclassified out of accumulated other comprehensive income due to the sale of Shred-it in fiscal 2016.

14.  Operating Segment Information
U.S. GAAP requires companies to evaluate their reportable operating segments periodically and when certain events occur. As a result of our evaluation, effective June 1, 2015, Cintas realigned its organizational structure and updated its reportable operating segments in light of certain changes in its business including the acquisition of ZEE in the first quarter of fiscal 2016. Cintas’ updated reportable operating segments are Uniform Rental and Facility Services and First Aid and Safety Services. The Uniform Rental and Facility Services reportable operating segment, which includes G&K, consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items. In addition to these rental items, restroom cleaning services and supplies, carpet and tile cleaning services and the sale of items from our catalogs to our customers on route are included within this reportable operating segment. The First Aid and Safety Services reportable operating segment consists of first aid and safety products and services. The remainder of Cintas’ business, which consists of Fire Protection Services and its Uniform Direct Sale business, is included in All Other.
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

(In thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Corporate (1)	Total
May 31, 2017
Revenue	$4,202,490	$508,233	$612,658	$—	$5,323,381
Gross margin	$1,894,716	$230,166	$255,413	$—	$2,380,295
Selling and administrative expenses	1,138,345	177,378	211,657	—	1,527,380
G&K Services, Inc. transaction and integration expenses	79,224				79,224
Interest expense, net	—	—	—	86,287	86,287
Income before income taxes	$677,147	$52,788	$43,756	$(86,287)	$687,404
Depreciation and amortization	$156,998	$19,962	$17,905	$1,730	$196,595
Capital expenditures	$232,832	$26,863	$12,645	$977	$273,317
Total assets	$5,801,680	$444,717	$367,562	$230,098	$6,844,057

May 31, 2016
Revenue	$3,759,524	$461,783	$574,465	$—	$4,795,772
Gross margin	$1,666,691	$197,010	$237,639	$—	$2,101,340
Selling and administrative expenses	994,590	147,503	190,306	—	1,332,399
Interest expense, net	—	—	—	63,626	63,626
Income before income taxes	$672,101	$49,507	$47,333	$(63,626)	$705,315
Depreciation and amortization	$130,421	$16,021	$16,879	$1,958	$165,279
Capital expenditures	$237,871	$22,364	$14,840	$310	$275,385
Total assets	$3,104,822	$421,697	$322,474	$249,822	$4,098,815

May 31, 2015
Revenue	$3,519,199	$326,593	$523,885	$—	$4,369,677
Gross margin	$1,526,534	$152,339	$214,050	$—	$1,892,923
Selling and administrative expenses	922,582	107,226	179,476	—	1,209,284
Gain on sale of stock of an equity method investment	—	—	—	21,739	21,739
Interest expense, net	—	—	—	64,822	64,822
Income before income taxes	$603,952	$45,113	$34,574	$(43,083)	$640,556
Depreciation and amortization	$123,129	$9,774	$16,909	$2,783	$152,595
Capital expenditures	$184,200	$13,589	$18,528	$1,403	$217,720
Total assets	$2,831,978	$254,707	$299,885	$799,104	$4,185,674

(1) Corporate assets include cash and marketable securities in all periods presented. Corporate assets as of May 31, 2017 and 2016 also include the assets of Discontinued Services. Corporate assets as of May 31, 2015 also include assets of Discontinued Services, Shred-it and real estate assets of Storage that were not included in the sale transactions. Corporate depreciation and amortization includes depreciation and amortization of Discontinued Services.

15.  Quarterly Financial Data (Unaudited)
The following is a summary of the results of operation for each of the quarters within the fiscal years ended May 31, 2017 and 2016:

May 31, 2017 (in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue	$1,266,650	$1,271,077	$1,255,367	$1,530,287
Gross margin	$576,427	$565,218	$559,924	$678,726
Net income, continuing operations	$136,208	$121,950	$116,954	$82,174
Basic earnings per share, continuing operations	$1.27	$1.15	$1.09	$0.76
Diluted earnings per share, continuing operations	$1.24	$1.12	$1.06	$0.75
Weighted average number of shares outstanding	104,483	104,957	105,093	105,325

May 31, 2016 (in thousands) (1)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue	$1,170,564	$1,191,121	$1,190,539	$1,243,548
Gross margin	$516,895	$520,221	$517,853	$546,371
Net income, continuing operations	$104,325	$113,447	$115,122	$115,711
Basic earnings per share, continuing operations	$0.93	$1.03	$1.05	$1.07
Diluted earnings per share, continuing operations	$0.92	$1.01	$1.03	$1.06
Weighted average number of shares outstanding	110,597	108,301	107,843	106,136

(1) The figures for fiscal 2016 reflect the change in classification of Discontinued Services as discontinued operations within the Consolidated Statements of Income. See Note 16 entitled Discontinued Operations for additional information.

16.  Discontinued Operations
At May 31, 2017, Cintas has classified a significant business, referred to as Discontinued Services, as held for sale.  Prior to meeting the held for sale criteria, Discontinued Services was primarily included in All Other. Additionally, the results of Shred-it and Shredding are classified as discontinued operations for all periods presented as a result of entering into a definitive agreement during fiscal 2016 to sell the investment. During fiscal 2015, Cintas sold Storage and, as a result, its operations are also classified as discontinued operations for all periods presented. Shredding and Storage were previously included in the former Document Management Services reportable operating segment. In accordance with the applicable accounting guidance for the disposal of long-lived assets, the results of Discontinued Services, Shredding and Storage have been excluded from both continuing operations and operating segment results for all periods presented.
At May 31, 2015, the carrying value of Shred-it was $210.1 million. In the fourth quarter of fiscal 2015, the Company received a dividend from Shred-it of $113.4 million, which reduced the carrying value of the investment. As of May 31, 2015, Cintas’ carrying value of Shred-it exceeded its share of the underlying equity in the net assets of the Shred-it Partnership by approximately $94.0 million (basis difference). The remaining basis difference was to be amortized over the weighted average estimated useful lives of the underlying assets which generated the basis difference (approximately 9 years) and recorded as a reduction in the income (loss) on Shred-it, net of tax. Cintas recorded its share of the partnership's income on a one-month lag. For the fiscal year ended May 31, 2015, Cintas recorded a net loss on Shred-it of $5.5 million, which included amortization of basis differences of approximately $11.0 million. In conjunction with the Shred-it partnership agreement, Cintas agreed to provide certain transition services such as information technology and accounting in support of Shred-it. The agreement expired in September 2015.

Cintas provides the following unaudited summary information regarding the Shred-it Partnership's results of operations for the twelve months ended April 30, 2015:

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
In fiscal 2016, we completed the transaction to sell Shred-it. Cintas’ share of the proceeds from the sale were $578.3 million. During the fourth quarter of fiscal 2016, Cintas received additional proceeds and consideration related to the sale of Shred-it. The Company realized a pre-tax gain of $4.3 million as a result of the additional consideration received. During the fiscal year ended May 31, 2016, Cintas recorded a net loss on Shred-it of $24.3 million, which included amortization of basis differences of approximately $4.8 million. After the sale of Shred-it, the basis differences no longer exist and Cintas no longer records income or loss from Shred-it.
In fiscal 2017, we received additional proceeds related to the sale of Shred-it. Cintas realized a pre-tax gain of $25.5 million as a result of the additional consideration received. Cintas still has the opportunity to receive additional consideration, subject to certain holdback provisions. Because of the uncertainty surrounding the holdback provisions, this opportunity represents a gain contingency that has not been recorded as of May 31, 2017.
In fiscal 2015, Cintas sold Storage, excluding certain real estate owned by Cintas, in three separate transactions to three separate buyers. Certain real estate assets and related liabilities were not included in the Storage transactions in 2015 and were classified as held for sale as of May 31, 2015. This real estate was leased by a buyer of part of Storage. These lease payments did not represent a material direct cash flow of the disposed Storage business, and therefore, do not impact the classification of the Storage business as a discontinued operation. For the fiscal year ended May 31, 2015, cash proceeds received at the closing of each transaction or upon the settlement of contingencies totaled $158.4 million, net of cash contributed. Each transaction involved contingent consideration, and the Company had opportunities to receive additional proceeds if specified future events occurred. Because of the uncertainty surrounding the future events, these amounts represented gain contingencies and were not recorded until realized. During fiscal 2016, Cintas received additional proceeds on the sale of Storage related to the contingent consideration and realized a pre-tax gain of $10.9 million. During fiscal 2016, Cintas also sold the remaining Storage assets classified as held for sale. Cintas received proceeds of $24.4 million from the sale of these assets and realized a pretax gain of $4.8 million. In fiscal 2017, Cintas received additional proceeds related to the sale of Storage and recorded a pre-tax gain of $2.4 million.
Following is selected financial information included in net income from discontinued operations for the Discontinued Services, Shredding and Storage businesses:

(In thousands)	2017	2016(1)	2015(1)

Revenue	$105,559	$109,686	$138,584

Income before income taxes, excluding gains (losses) from sale transactions and investments	10,622	13,242	9,253

Gain on Storage transactions	2,400	15,786	38,573
Gain (loss) on Shred-it	25,457	354,071	(3,851)
Income tax expense	(15,057)	(138,184)	(15,910)
Net income from discontinued operations	$23,422	$244,915	$28,065
(1) Results for the fiscal years ended May 31, 2016 and 2015 related to Discontinued Services were previously presented in continuing operations and were reclassified to discontinued operations as previously discussed.

17.  G&K Services, Inc. Transaction and Integration Expenses
As a result of the acquisition of G&K in fiscal 2017, the Company incurred $79.2 million in transaction and integration expenses. These expenses consisted of asset impairment charges of $23.3 million and other transaction and integration expenses of $55.9 million. These asset impairment charges and other transaction and integration expenses are included in a single line in the Consolidated Statements of Income and are reported by operating segment in Note 14 entitled Operating Segment Information. Our accounting policy for long-lived assets is described in Note 1 entitled Significant Accounting Policies. The asset impairment charges of $23.3 million relate to the write-down of machinery and equipment and other fixed assets to their fair value in G&K plants and branches that were identified by the Company on April 30, 2017 for future closure. The Company has determined that these assets cannot be used for other purposes, and the undiscounted projected future cash flows associated with these assets are less than their carrying value at April 30, 2017. The fair value utilized for purposes of the asset impairment analysis was determined by using Level 2 inputs based on both the cost and market approaches.
The other transaction and integration expenses consisted of the following: $17.4 million of legal and professional fees directly related to the acquisition, $31.0 million of employee termination expenses recognized under ASC Topic 712, "Compensation - Nonretirement Postemployment Benefits," $5.5 million write-off of excess inventory and $2.0 million of other miscellaneous integration expenses. The amount of employee termination benefits paid in fiscal 2017 was $6.7 million, resulting in a related liability balance as of May 31, 2017 of $24.3 million.

18.  Supplemental Guarantor Information
Cintas Corporation No. 2 (Corp. 2) is the indirectly, wholly-owned principal operating subsidiary of Cintas. Corp. 2 is the issuer of the $3,156.0 million aggregate principal amount of outstanding debt, which is unconditionally guaranteed, jointly and severally, by Cintas Corporation and its wholly-owned, direct and indirect domestic subsidiaries.
As allowed by SEC rules, the following condensed consolidating financial statements are provided as an alternative to filing separate financial statements of the guarantors. Each of the subsidiaries presented in the following condensed consolidating financial statements has been fully consolidated in Cintas' consolidated financial statements. The following condensed consolidating financial statements should be read in conjunction with the consolidated financial statements of Cintas and notes thereto of which this note is an integral part. During fiscal 2017, the Company merged a legal entity previously included in subsidiary guarantors into Corp. 2. This restructuring has been reflected as of the beginning of the earliest period presented herein. Additionally, in conjunction with the G&K acquisition, the acquired U.S. legal entities are included in Corp. 2 and the acquired Canadian legal entities are included with the Non-guarantors.
Condensed consolidating financial statements for Cintas, Corp. 2, the subsidiary guarantors and non-guarantors are presented on the following pages:
Condensed Consolidating Income Statement

Year Ended May 31, 2017 (in thousands)	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Uniform rental and facility services	$—	$3,511,483	$604,679	$257,288	$(170,960)	$4,202,490
Other	—	1,604,877	1,810	73,006	(558,802)	1,120,891
Equity in net income of affiliates	457,286	—	—	—	(457,286)	—
	457,286	5,116,360	606,489	330,294	(1,187,048)	5,323,381
Costs and expenses (income):
Cost of uniform rental and facility services	—	2,021,365	378,404	164,969	(256,964)	2,307,774
Cost of other	—	1,070,780	(41,509)	56,210	(450,169)	635,312
Selling and administrative expenses	—	1,686,209	(220,887)	87,672	(25,614)	1,527,380
G&K Services, Inc. transaction and integration expenses	—	51,868	19,060	8,296	—	79,224
Operating income	457,286	286,138	471,421	13,147	(454,301)	773,691

Interest income	—	(26)	(191)	(22)	2	(237)
Interest expense (income)	—	89,706	(2,978)	(204)	—	86,524

Income before income taxes	457,286	196,458	474,590	13,373	(454,303)	687,404
Income taxes	—	65,829	159,025	5,365	(101)	230,118
Income from continuing operations	457,286	130,629	315,565	8,008	(454,202)	457,286
Income from discontinued operations, net of tax	23,422	22,287	—	1,135	(23,422)	23,422
Net income	$480,708	$152,916	$315,565	$9,143	$(477,624)	$480,708

Condensed Consolidating Income Statement

Year Ended May 31, 2016 (in thousands)	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Uniform rental and facility services	$—	$3,147,844	$553,414	$213,526	$(155,260)	$3,759,524
Other	—	1,484,556	8,540	66,270	(523,118)	1,036,248
Equity in net income of affiliates	448,605	—	—	—	(448,605)	—
	448,605	4,632,400	561,954	279,796	(1,126,983)	4,795,772
Costs and expenses (income):
Cost of uniform rental and facility services	—	1,835,835	350,500	142,601	(236,103)	2,092,833
Cost of other	—	1,001,576	(40,741)	48,539	(407,775)	601,599
Selling and administrative expenses	—	1,497,106	(206,889)	69,257	(27,075)	1,332,399
Operating income	448,605	297,883	459,084	19,399	(456,030)	768,941

Interest income	—	—	(666)	(232)	2	(896)
Interest expense (income)	—	65,534	(1,027)	15	—	64,522

Income before income taxes	448,605	232,349	460,777	19,616	(456,032)	705,315
Income taxes	—	82,783	164,169	9,874	(116)	256,710
Income from continuing operations	448,605	149,566	296,608	9,742	(455,916)	448,605
Income (loss) from discontinued operations, net of tax	244,915	250,625	—	(5,837)	(244,788)	244,915
Net income	$693,520	$400,191	$296,608	$3,905	$(700,704)	$693,520

Condensed Consolidating Income Statement

Year Ended May 31, 2015 (in thousands)	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Uniform rental and facility services	$—	$2,919,526	$507,481	$229,391	$(137,199)	$3,519,199
Other	—	1,303,204	(8,173)	57,349	(501,902)	850,478
Equity in net income of affiliates	402,553	—	—	—	(402,553)	—
	402,553	4,222,730	499,308	286,740	(1,041,654)	4,369,677
Costs and expenses (income):
Cost of uniform rental and facility services	—	1,781,651	271,512	154,601	(215,099)	1,992,665
Cost of other	—	830,459	11,028	37,628	(395,026)	484,089
Selling and administrative expenses	—	1,343,361	(182,290)	74,523	(26,310)	1,209,284
Operating income	402,553	267,259	399,058	19,988	(405,219)	683,639

Gain on sale of stock of an equity method investment	—	—	21,739	—	—	21,739

Interest income	—	(12)	(250)	(79)	2	(339)
Interest expense (income)	—	66,298	(1,134)	(3)	—	65,161

Income before income taxes	402,553	200,973	422,181	20,070	(405,221)	640,556
Income taxes		74,307	156,097	7,665	(66)	238,003
Income from continuing operations	402,553	126,666	266,084	12,405	(405,155)	402,553
Income from discontinued operations, net of tax	28,065	23,271	—	4,596	(27,867)	28,065
Net income	$430,618	$149,937	$266,084	$17,001	$(433,022)	$430,618

Condensed Consolidating Statement of Comprehensive Income

Year Ended May 31, 2017 (in thousands)	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$480,708	$152,916	$315,565	$9,143	$(477,624)	$480,708

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(10,252)	—	—	(10,252)	10,252	(10,252)
Change in fair value of cash flow hedges	31,136	31,136	—	—	(31,136)	31,136
Amortization of interest rate lock agreements	1,076	1,076	—	—	(1,076)	1,076
Other	(115)	—	(115)	—	115	(115)

Other comprehensive income (loss)	21,845	32,212	(115)	(10,252)	(21,845)	21,845

Comprehensive income (loss)	$502,553	$185,128	$315,450	$(1,109)	$(499,469)	$502,553

Condensed Consolidating Statement of Comprehensive Income

Year Ended May 31, 2016 (in thousands)	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$693,520	$400,191	$296,608	$3,905	$(700,704)	$693,520

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	—	—	—	(11,933)	—	(11,933)
Cumulative translation adjustment on Shred-it	—	5,875	—	597	—	6,472
Change in fair value of cash flow hedges	—	(12,156)	—	—	—	(12,156)
Amortization of interest rate lock agreements	—	1,952	—	—	—	1,952
Other	—	—	(730)	(8)	—	(738)

Other comprehensive loss	—	(4,329)	(730)	(11,344)	—	(16,403)

Comprehensive income (loss)	$693,520	$395,862	$295,878	$(7,439)	$(700,704)	$677,117

Condensed Consolidating Statement of Comprehensive Income

Year Ended May 31, 2015 (in thousands)	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$430,618	$149,937	$266,084	$17,001	$(433,022)	$430,618

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	—	—	—	(38,538)	—	(38,538)
Change in fair value of cash flow hedges	—	—	—	37	—	37
Amortization of interest rate lock agreements	—	1,952	—	—	—	1,952
Other	—	—	(361)	11	—	(350)

Other comprehensive income (loss)	—	1,952	(361)	(38,490)	—	(36,899)

Comprehensive income (loss)	$430,618	$151,889	$265,723	$(21,489)	$(433,022)	$393,719

Condensed Consolidating Balance Sheet

As of May 31, 2017 (in thousands)	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Assets
Current assets:
Cash and cash equivalents	$—	$48,658	$17,302	$103,306	$—	$169,266
Marketable securities	—	—	—	22,219	—	22,219
Accounts receivable, net	—	543,769	137,881	54,358	—	736,008
Inventories, net	—	243,677	21,466	14,461	(1,386)	278,218
Uniforms and other rental items in service	—	531,295	78,012	45,388	(18,993)	635,702
Income taxes, current	—	16,173	25,138	3,009	—	44,320
Prepaid expenses and other current assets	—	13,234	16,188	710	—	30,132
Assets held for sale	—	23,095	15,518	—	—	38,613
Total current assets	—	1,419,901	311,505	243,451	(20,379)	1,954,478

Property and equipment, at cost, net	—	851,018	364,724	107,759	—	1,323,501

Investments (1)	321,083	3,605,457	929,657	1,711,070	(6,402,479)	164,788
Goodwill	—	—	2,742,898	39,549	(112)	2,782,335
Service contracts, net	—	505,698	—	81,290	—	586,988
Other assets, net	1,516,463	14,705	3,489,653	11,983	(5,000,837)	31,967
	$1,837,546	$6,396,779	$7,838,437	$2,195,102	$(11,423,807)	$6,844,057

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$(465,247)	$(1,596,731)	$2,292,388	$(91,467)	$38,108	$177,051
Accrued compensation and related liabilities	—	94,505	42,866	12,264	—	149,635
Accrued liabilities	—	191,819	219,303	18,687	—	429,809
Liabilities held for sale	—	11,457	—	—	—	11,457
Debt due within one year	—	362,900	—	—	—	362,900
Total current liabilities	(465,247)	(936,050)	2,554,557	(60,516)	38,108	1,130,852

Long-term liabilities:
Debt due after one year	—	2,770,234	—	390	—	2,770,624
Deferred income taxes	—	—	436,613	32,715	—	469,328
Accrued liabilities	—	28,384	140,923	1,153	—	170,460
Total long-term liabilities	—	2,798,618	577,536	34,258	—	3,410,412
Total shareholders' equity	2,302,793	4,534,211	4,706,344	2,221,360	(11,461,915)	2,302,793
	$1,837,546	$6,396,779	$7,838,437	$2,195,102	$(11,423,807)	$6,844,057
(1) Investments include inter company investment activity. Corp 2 and Subsidiary Guarantors hold $29.0 million and $135.8 million, respectively, of the $164.8 million consolidated net investments.

Condensed Consolidating Balance Sheet

As of May 31, 2016 (in thousands)	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Assets
Current assets:
Cash and cash equivalents	$—	$57,894	$55,391	$26,072	$—	$139,357
Marketable securities	—	—	—	70,405	—	70,405
Accounts receivable, net	—	413,645	97,516	35,327	—	546,488
Inventories, net	—	222,822	19,150	11,235	(3,845)	249,362
Uniforms and other rental items in service	—	448,395	73,001	36,612	(19,722)	538,286
Income taxes, current	—	(151)	1,215	648	—	1,712
Prepaid expenses and other current assets	—	6,708	18,278	962	—	25,948
Assets held for sale	—	19,021	—	—	—	19,021
Total current assets	—	1,168,334	264,551	181,261	(23,567)	1,590,579

Property and equipment, at cost, net	—	614,111	305,636	73,945	—	993,692

Investments (1)	321,083	1,770,303	901,772	941,396	(3,809,602)	124,952
Goodwill	—	—	1,241,145	35,043	(112)	1,276,076
Service contracts, net	—	75,941	13	2,240	—	78,194
Other assets, net	1,081,203	—	3,338,742	9,110	(4,414,772)	14,283
Long-term assets held for sale	—	5,521	15,518	—	—	21,039
	$1,402,286	$3,634,210	$6,067,377	$1,242,995	$(8,248,053)	$4,098,815

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$(465,247)	$(1,775,092)	$2,296,493	$16,781	$38,005	$110,940
Accrued compensation and related liabilities	—	72,959	23,052	5,380	—	101,391
Accrued liabilities	—	78,471	251,217	13,578	—	343,266
Liabilities held for sale	—	9,958	—	—	—	9,958
Debt due within one year	—	250,000	—	—	—	250,000
Total current liabilities	(465,247)	(1,363,704)	2,570,762	35,739	38,005	815,555

Long-term liabilities:
Debt due after one year	—	1,044,032	—	390	—	1,044,422
Deferred income taxes	—	(427)	252,149	7,753	—	259,475
Accrued liabilities	—	19,628	116,091	985	—	136,704
Total long-term liabilities	—	1,063,233	368,240	9,128	—	1,440,601
Total shareholders' equity	1,867,533	3,934,681	3,128,375	1,198,128	(8,286,058)	1,842,659
	$1,402,286	$3,634,210	$6,067,377	$1,242,995	$(8,248,053)	$4,098,815
(1) Investments include inter company investment activity. Corp 2 and Subsidiary Guarantors hold $15.5 million and $109.5 million, respectively, of the $125.0 million consolidated net investments.

Condensed Consolidating Statement of Cash Flows

Year Ended May 31, 2017 (in thousands)	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Cash flows from operating activities:
Net income	$480,708	$152,916	$315,565	$9,143	$(477,624)	$480,708
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	—	117,578	43,660	10,327	—	171,565
Amortization of intangible assets	—	21,496	1,178	2,356	—	25,030
Stock-based compensation	88,868	—	—	—	—	88,868
Gain on Storage	—	(1,460)	—	—	—	(1,460)
Gain on Shred-it	—	(23,516)	—	(1,941)	—	(25,457)
Asset impairment charge	—	20,966	—	2,365	—	23,331
G&K Services, Inc. transaction and integration costs	—	26,453	—	4,992	—	31,445
Short-term debt financing fees included in net income	—	17,062	—	—	—	17,062
Settlement of cash flow hedges	—	30,194	—	—	—	30,194
Deferred income taxes	—	(26,289)	26,058	4,133	—	3,902
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	—	(50,012)	(40,380)	(3,165)	—	(93,557)
Inventories, net	—	7,787	(2,317)	(3,679)	(2,459)	(668)
Uniforms and other rental items in service	—	(4,951)	(5,011)	1,959	(729)	(8,732)
Prepaid expenses and other current assets	—	21,119	2,775	307	—	24,201
Accounts payable	—	1,765,713	(1,509,215)	(242,875)	103	13,726
Accrued compensation and related liabilities	—	(7,498)	19,815	1,337	—	13,654
Accrued liabilities and other	—	2,813	(5,675)	2,361	—	(501)
Income taxes, current	—	(5,205)	(22,445)	(1,774)	—	(29,424)
Net cash provided by (used in) operating activities	569,576	2,065,166	(1,175,992)	(214,154)	(480,709)	763,887

Cash flows from investing activities:
Capital expenditures	—	(153,963)	(102,682)	(16,672)	—	(273,317)
Proceeds from redemption of marketable securities	—	—	—	218,324	—	218,324
Purchase of marketable securities and investments	—	18,150	(797,559)	598,344	—	(181,065)
Proceeds from sale of Storage	—	2,400	—	—	—	2,400
Proceeds from sale of Shred-it	—	23,935	—	1,941	—	25,876
Acquisitions of businesses, net of cash acquired	—	(2,112,015)	—	9,644	—	(2,102,371)
Other, net	(438,344)	(1,562,294)	2,039,740	(520,007)	480,709	(196)
Net cash (used in) provided by investing activities	(438,344)	(3,783,787)	1,139,499	291,574	480,709	(2,310,349)

Cash flows from financing activities:
Proceeds from issuance of commercial paper, net	—	50,500	—	—	—	50,500
Proceeds from issuance of debt, net	—	1,932,229	(2,000)	2,000	—	1,932,229
Repayment of debt	—	(250,000)	—	—	—	(250,000)
Payment of short-term debt financing fees	—	(17,062)	—	—	—	(17,062)
Proceeds from exercise of stock-based compensation awards	31,870	—	—	—	—	31,870
Dividends paid	(142,378)	—	—	(55)	—	(142,433)
Repurchase of common stock	(20,724)	—	—	—	—	(20,724)
Other, net	—	(6,282)	404	—	—	(5,878)
Net cash (used in) provided by financing activities	(131,232)	1,709,385	(1,596)	1,945	—	1,578,502

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(2,131)	—	(2,131)
Net (decrease) increase in cash and cash equivalents	—	(9,236)	(38,089)	77,234	—	29,909
Cash and cash equivalents at beginning of year	—	57,894	55,391	26,072	—	139,357
Cash and cash equivalents at end of year	$—	$48,658	$17,302	$103,306	$—	$169,266

Condensed Consolidating Statement of Cash Flows

Year Ended May 31, 2016 (in thousands)	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Cash flows from operating activities:
Net income	$693,520	$400,191	$296,608	$3,905	$(700,704)	$693,520
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	—	102,443	37,883	9,365	—	149,691
Amortization of intangible assets	—	14,830	304	454	—	15,588
Stock-based compensation	79,293	—	—	—	—	79,293
Gain on Storage transactions	—	(12,547)	—	(3,239)	—	(15,786)
Gain (loss) on Shred-it	—	(366,460)	—	12,389	—	(354,071)
Deferred income taxes	—	(83,648)	22,025	2,321	—	(59,302)
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	—	(30,381)	(20,196)	(2,185)	—	(52,762)
Inventories, net	—	(23,917)	2,011	(2,454)	6,443	(17,917)
Uniforms and other rental items in service	—	(3,193)	(2,032)	(1,840)	759	(6,306)
Prepaid expenses and other current assets	—	(167)	(914)	116	—	(965)
Accounts payable	—	(487,582)	491,918	(4,884)	(16)	(564)
Accrued compensation and related liabilities	—	9,838	3,103	571	—	13,512
Accrued liabilities and other	—	(3,790)	25,625	155	724	22,714
Income taxes, current	—	895	(1,118)	(577)	—	(800)
Net cash provided by (used in) operating activities	772,813	(483,488)	855,217	14,097	(692,794)	465,845

Cash flows from investing activities:
Capital expenditures	—	(162,075)	(100,380)	(12,930)	—	(275,385)
Proceeds from redemption of marketable securities	—	—	—	434,179	—	434,179
Purchase of marketable securities and investments	—	(3,333)	(12,085)	(488,765)	10,037	(494,146)
Proceeds from Storage transactions	—	32,099	—	3,239	—	35,338
Proceeds from sale of Shred-it	—	568,223	—	12,614	—	580,837
Acquisitions of businesses, net of cash acquired	—	(130,786)	—	(25,793)	—	(156,579)
Other, net	94,344	169,821	(945,406)	1,897	683,481	4,137
Net cash provided by (used in) investing activities	94,344	473,949	(1,057,871)	(75,559)	693,518	128,381

Cash flows from financing activities:
Proceeds from the issuance of debt	—	—	(165)	165	—	—
Repayment of debt	—	(9,151)	10,224	(365)	(724)	(16)
Proceeds from exercise of stock-based compensation awards	28,226	—	—	—	—	28,226
Dividends paid	(115,232)	—	—	(41)	—	(115,273)
Repurchase of common stock	(780,151)	—	—	—	—	(780,151)
Other, net	—	1,952	(730)	(732)	—	490
Net cash (used in) provided by financing activities	(867,157)	(7,199)	9,329	(973)	(724)	(866,724)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(5,218)	—	(5,218)
Net decrease in cash and cash equivalents	—	(16,738)	(193,325)	(67,653)	—	(277,716)
Cash and cash equivalents at beginning of year	—	74,632	248,716	93,725	—	417,073
Cash and cash equivalents at end of year	$—	$57,894	$55,391	$26,072	$—	$139,357

Condensed Consolidating Statement of Cash Flows

Year Ended May 31, 2015 (in thousands)	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Cash flows from operating activities:
Net income	$430,618	$149,937	$266,084	$17,001	$(433,022)	$430,618
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	—	92,133	38,066	10,425	—	140,624
Amortization of intangible assets	—	13,972	60	426	—	14,458
Stock-based compensation	47,002	—	—	—	—	47,002
Gain on Storage transactions	—	(31,113)	—	(7,460)	—	(38,573)
Loss on Shred-it	—	3,190	—	661	—	3,851
Gain on sale of stock in an equity method investment	—	—	(21,739)	—	—	(21,739)
Deferred income taxes	—	67	18,565	2,234	—	20,866
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	—	2,416	(5,141)	1,282	—	(1,443)
Inventories, net	—	22,405	(405)	(487)	2,272	23,785
Uniforms and other rental items in service	—	(24,203)	(5,154)	(2,764)	127	(31,994)
Prepaid expenses and other current assets	—	(317)	(2,768)	(117)	—	(3,202)
Accounts payable	—	(343,401)	310,050	(98)	4	(33,445)
Accrued compensation and related liabilities	—	3,345	1,226	(1,337)	—	3,234
Accrued liabilities and other	—	(15,160)	41,882	6,322	22	33,066
Income taxes, current	—	142	(5,939)	(1,035)	—	(6,832)
Net cash provided by (used in) operating activities	477,620	(126,587)	634,787	25,053	(430,597)	580,276

Cash flows from investing activities:
Capital expenditures	—	(117,545)	(85,713)	(14,462)	—	(217,720)
Proceeds from redemption of marketable securities	—	—	—	161,938	—	161,938
Purchase of marketable securities and investments	—	(1,827)	38,731	(179,130)	(53,245)	(195,471)
Proceeds from Storage transactions, net of cash contributed	—	93,387	—	65,041	—	158,428
Proceeds from Shredding Transaction	—	3,344	—	—	—	3,344
Proceeds from sale of stock of an equity method investment	—	—	29,933	—	—	29,933
Dividends received on equity method investment	—	—	5,247	—	—	5,247
Dividends received on Shred-it	—	113,400	—	—	—	113,400
Acquisitions of businesses, net of cash acquired	—	(15,495)	—	—	—	(15,495)
Other, net	235,951	51,438	(773,575)	3,705	483,864	1,383
Net cash provided by (used in) investing activities	235,951	126,702	(785,377)	37,092	430,619	44,987

Cash flows from financing activities:
Proceeds from the issuance of debt	—	—	(2,615)	2,615	—	—
Repayment of debt	—	(1,178)	2,962	(2,280)	(22)	(518)
Proceeds from exercise of stock-based compensation awards	40,230	—	—	—	—	40,230
Dividends paid	(201,831)	—	—	(60)	—	(201,891)
Repurchase of common stock	(551,970)	—	—	—	—	(551,970)
Other, net	—	1,952	(363)	—	—	1,589
Net cash (used in) provided by financing activities	(713,571)	774	(16)	275	(22)	(712,560)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(8,918)	—	(8,918)
Net increase (decrease) in cash and cash equivalents	—	889	(150,606)	53,502	—	(96,215)
Cash and cash equivalents at beginning of year	—	73,743	399,322	40,223	—	513,288
Cash and cash equivalents at end of year	$—	$74,632	$248,716	$93,725	$—	$417,073

19.  Subsequent Event
On July 11, 2017, Cintas sold Discontinued Services for a total sale price of $130.0 million. Effective May 31, 2017, Discontinued Services was classified as held for sale and was presented in discontinued operations for all periods presented herein. Revenue and diluted earnings per share for Discontinued Services was $105.6 million and $0.07, respectively, for the fiscal year ended May 31, 2017, $109.7 million and $0.07, respectively, for the fiscal year ended May 31, 2016, respectively and $107.2 million and $0.07 for the fiscal year ended May 31, 2015, respectively.

Item 9.  Changes in and Disagreements with
Accountants on Accounting and Financial Disclosure
None.

Item 9A.  Controls and Procedures
Disclosure Controls and Procedures
With the participation of Cintas' management, including Cintas' Chairman and Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, Cintas has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of May 31, 2017. Our evaluation of internal control over financial reporting did not include the internal controls of G&K operations subsequent to the acquisition on March 21, 2017, which are included in the 2017 consolidated financial statements and constituted 37.6% of total assets (inclusive of acquired goodwill and identifiable intangible assets which represents 29.6% of total assets) as of May 31, 2017, and 3.5% of revenue for the year then ended. Based on such evaluation, Cintas' management, including Cintas' Chairman and Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, have concluded that Cintas' disclosure controls and procedures were effective as of May 31, 2017, in ensuring (i) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is accumulated and communicated to Cintas' management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Internal Control over Financial Reporting
Management's Report on Internal Control over Financial Reporting and the Report of Ernst & Young LLP, Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this Annual Report on Form 10-K and are incorporated by reference herein.
There were no changes in Cintas' internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended May 31, 2017, that have materially affected, or are reasonably likely to materially affect, Cintas' internal control over financial reporting.

Item 9B.  Other Information
None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance
The information required under this item is incorporated herein by reference to the material contained in Cintas' definitive proxy statement for the 2017 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the close of the fiscal year (the Proxy Statement).

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
The following table provides information about Cintas' common stock that may be issued under Cintas' equity compensation plans as of May 31, 2017.

Equity Compensation Plan Information Plan category	Number of shares to be issued upon exercise of outstanding options (1)	Weighted average exercise price of outstanding options (1)	Number of shares remaining available for future issuance under equity compensation plans

Equity compensation plans approved by shareholders	8,588,050	$74.77	12,444,826
Equity compensation plans not approved by shareholders	—	—	—
Total	8,588,050	$74.77	12,444,826

(1) Excludes 2,742,074 unvested restricted stock units.

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

For each of the three years in the period ended May 31, 2017.

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

2.3	***
Agreement and Plan of Merger, among Cintas Corporation, G&K Services, Inc. and Bravo Merger Sub, Inc., dated as of August 15, 2016 (Incorporated by reference to Exhibit 2.1 to Cintas' Current Report on Form 8-K dated August 16, 2016.)

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

4.2		Form of 6.15% Senior Note due 2036 (Incorporated by reference to Cintas' Current Report on Form 8-K dated August 17, 2006.)

4.3		Form of 6.125% Senior Note due 2017 (Incorporated by reference to Cintas' Current Report on Form 8-K dated December 6, 2007.)

4.4		Form of 2.85% Senior Note due 2016 (Incorporated by reference to Cintas' Current Report on Form 8-K dated May 23, 2011.)

4.5		Form of 4.30% Senior Note due 2021 (Incorporated by reference to Cintas' Current report on Form 8-K dated May 23, 2011.)

4.6		Form of 3.25% Senior Note due 2022 (Incorporated by reference to Cintas' Current Report on Form 8-K dated June 8, 2012.)

4.7		Form of 2.900% Senior Notes due 2022 (Incorporated by reference to Cintas' Current Report on Form 8-K dated March 14, 2017).

4.8		Form of 3.700% Senior Notes due 2027 (Incorporated by reference to Cintas' Current Report on Form 8-K dated March 14, 2017).

4.9		Form of 3.250% Senior Notes due 2022 (Incorporated by reference to Cintas' Current Report on Form 8-K dated March 14, 2017).

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

10.9
Amended and Restated Credit Agreement, dated as of September 16, 2016, among Cintas Corp. No. 2, the Lenders party thereto and KeyBank National Association, as Administrative Agent (Incorporated by reference to Exhibit 10.1 to Cintas' Current Report on Form 8-K dated September 22, 2016).

10.10
Amended and Restated Note Purchase Agreement, dated as of March 21, 2017, among G&K Services, Inc. and the Note holders (Incorporated by reference to Cintas' Current Report on Form 8-K dated March 21, 2017).

10.11	*	Incentive Stock Option Plan (Incorporated by reference to Cintas' Registration Statement No. 33-23228 on Form S-8 filed under the Securities Act of 1933.)

10.12	*	Partners' Plan, as Amended (Incorporated by reference to Cintas' Registration Statement No. 33-56623 on Form S-8 filed under the Securities Act of 1933.)

10.13	*	1999 Cintas Corporation Stock Option Plan (Incorporated by reference to Cintas' Registration Statement No. 333-44654 on form S-8 filed under the Securities Act of 1933.)

10.14	*	Directors' Deferred Compensation Plan (Incorporated by reference to Cintas' Quarterly Report on Form 10-Q for the quarter ended November 30, 2000.)

10.15	*	Amended and Restated 2003 Directors' Stock Option Plan (Incorporated by reference to Cintas' Annual Report Form 10-K for the year ended May 31, 2004.)

10.16	*
Form of agreement signed by Officers, General/Branch Managers, Professionals and Key Managers, including Executive Officers (Incorporated by reference to Cintas' Quarterly Report on Form 10-Q for the quarter ended February 28, 2005.)

10.17	*	President and CEO Executive Compensation Plan (Incorporated by reference to Cintas' Annual Report on Form 10-K for the year ended May 31, 2005.)

10.18	*	2006 Executive Incentive Plan (Incorporated by reference to Cintas' Annual Report on Form 10-K for the year ended May 31, 2005.)

10.19	*	2005 Equity Compensation Plan (Incorporated by reference to Cintas' Definitive Proxy Statement on Schedule 14A filed on September 1, 2005.)

10.20	*	Criteria for Performance Evaluation of the President and CEO (Incorporated by reference to Cintas' Annual Report on Form 10-K for the year ended May 31, 2006.)

10.21	*	2007 Executive Incentive Plan (Incorporated by reference to Cintas' Annual Report on Form 10-K for the year ended May 31, 2006.)

10.22	*	Amendment No. 1 to 2005 Equity Compensation Plan (Incorporated by reference to Cintas' Annual Report on Form 10-K for the year ended May 31, 2011.)

10.23	*	Form of Restricted Stock Agreement (Incorporated by reference to Cintas' Annual Report on Form 10-K for the year ended May 31, 2011.)

10.24	*	Amendment No. 2 to Cintas Corporation 2005 Equity Compensation Plan (Incorporated by reference to Cintas' Current Report on Form 8-K dated July 27, 2012.)

10.25	*	Form of Restricted Stock Agreement (Incorporated by reference to Cintas' Current Report on Form 8-K dated July 27, 2012.)

10.26	*	Amendment No. 3 to Cintas Corporation 2005 Equity Compensation Plan (Incorporated by reference to Exhibit 10.4 to Cintas' Current Report on Form 8-K dated October 23, 2013.)

10.27	*	Amendment No. 4 to Cintas Corporation 2005 Equity Compensation Plan (Incorporated by reference to Exhibit 10.5 to Cintas' Current Report on Form 8-K dated October 22, 2014.)

10.28	*	Cintas Corporation Management Incentive Plan (Incorporated by reference to Exhibit 10.5 to Cintas' Current Report on Form 8-K dated October 23, 2013.)

10.29	*	Cintas Corporation 2016 Equity and Incentive Compensation Plan (Incorporated by reference to Cintas' Current Report on Form 8-K dated October 20, 2016).

14		Code of Ethics (Incorporated by reference to Cintas' Annual Report on Form 10-K for the year ended May 31, 2004.)

21	**	Subsidiaries of the Registrant

23	**	Consent of Independent Registered Public Accounting Firm

31.1	**	Certification of Principal Executive Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	**	Certification of Principal Financial Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	**	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. § 1350

32.2	**	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. § 1350

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Taxonomy Extension Schema Document

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management compensatory contracts

**	Filed herewith

***	Certain exhibits and schedules have been omitted and Cintas agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted exhibits upon request.

Item 16.  Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINTAS CORPORATION

By:	/s/	Scott D. Farmer
Scott D. Farmer
Chairman and Chief Executive Officer

DATE SIGNED: July 31, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Capacity	Date

/s/	Scott D. Farmer Scott D. Farmer	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	July 31, 2017

/s/	Ronald W. Tysoe Ronald W. Tysoe	Director	July 31, 2017

/s/	John F. Barrett John F. Barrett	Director	July 31, 2017

/s/	James J. Johnson James J. Johnson	Director	July 31, 2017

/s/	Robert E. Coletti Robert E. Coletti	Director	July 31, 2017

/s/	J. Michael Hansen J. Michael Hansen	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	July 31, 2017

Cintas Corporation
Schedule II — Valuation and Qualifying Accounts and Reserves

(In thousands)	Balance at Beginning of Year	(1) Additions	(2) Deductions	Balance at End of Year

Allowance for Doubtful Accounts
May 31, 2015	$14,262	$5,289	$4,054	$15,497
May 31, 2016	$15,497	$8,274	$4,668	$19,103
May 31, 2017	$19,103	$6,446	$5,024	$20,525

Reserve for Obsolete Inventory
May 31, 2015	$30,459	$2,952	$2,880	$30,531
May 31, 2016	$30,531	$5,195	$3,010	$32,716
May 31, 2017	$32,716	$10,049	$4,460	$38,305

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

2.3	***
Agreement and Plan of Merger, among Cintas Corporation, G&K Services, Inc. and Bravo Merger Sub, Inc., dated as of August 15, 2016 (Incorporated by reference to Exhibit 2.1 to Cintas' Current Report on Form 8-K dated August 16, 2016.)

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

4.2		Form of 6.15% Senior Note due 2036 (Incorporated by reference to Cintas' Current Report on Form 8-K dated August 17, 2006.)

4.3		Form of 6.125% Senior Note due 2017 (Incorporated by reference to Cintas' Current Report on Form 8-K dated December 6, 2007.)

4.4		Form of 2.85% Senior Note due 2016 (Incorporated by reference to Cintas' Current Report on Form 8-K dated May 23, 2011.)

4.5		Form of 4.30% Senior Note due 2021 (Incorporated by reference to Cintas' Current report on Form 8-K dated May 23, 2011.)

4.6		Form of 3.25% Senior Note due 2022 (Incorporated by reference to Cintas' Current Report on Form 8-K dated June 8, 2012.)

4.7		Form of 2.900% Senior Notes due 2022 (Incorporated by reference to Cintas' Current Report on Form 8-K dated March 14, 2017).

4.8		Form of 3.700% Senior Notes due 2027 (Incorporated by reference to Cintas' Current Report on Form 8-K dated March 14, 2017).

4.9		Form of 3.250% Senior Notes due 2022 (Incorporated by reference to Cintas' Current Report on Form 8-K dated March 14, 2017).

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

10.9
Amended and Restated Credit Agreement, dated as of September 16, 2016, among Cintas Corp. No. 2, the Lenders party thereto and KeyBank National Association, as Administrative Agent (Incorporated by reference to Exhibit 10.1 to Cintas' Current Report on Form 8-K dated September 22, 2016).

10.10
Amended and Restated Note Purchase Agreement, dated as of March 21, 2017, among G&K Services, Inc. and the Note holders (Incorporated by reference to Cintas' Current Report on Form 8-K dated March 21, 2017).

10.11	*	Incentive Stock Option Plan (Incorporated by reference to Cintas' Registration Statement No. 33-23228 on Form S-8 filed under the Securities Act of 1933.)

10.12	*	Partners' Plan, as Amended (Incorporated by reference to Cintas' Registration Statement No. 33-56623 on Form S-8 filed under the Securities Act of 1933.)

10.13	*	1999 Cintas Corporation Stock Option Plan (Incorporated by reference to Cintas' Registration Statement No. 333-44654 on form S-8 filed under the Securities Act of 1933.)

10.14	*	Directors' Deferred Compensation Plan (Incorporated by reference to Cintas' Quarterly Report on Form 10-Q for the quarter ended November 30, 2000.)

10.15	*	Amended and Restated 2003 Directors' Stock Option Plan (Incorporated by reference to Cintas' Annual Report on Form 10-K for the year ended May 31, 2004.)

10.16	*
Form of agreement signed by Officers, General/Branch Managers, Professionals and Key Managers, including Executive Officers (Incorporated by reference to Cintas' Quarterly Report on Form 10-Q for the quarter ended February 28, 2005.)

10.17	*	President and CEO Executive Compensation Plan (Incorporated by reference to Cintas' Annual Report on Form 10-K for the year ended May 31, 2005.)

10.18	*	2006 Executive Incentive Plan (Incorporated by reference to Cintas' Annual Report on Form 10-K for the year ended May 31, 2005.)

10.19	*	2005 Equity Compensation Plan (Incorporated by reference to Cintas' Definitive Proxy Statement on Schedule 14A filed on September 1, 2005.)

10.20	*	Criteria for Performance Evaluation of the President and CEO (Incorporated by reference to Cintas' Annual Report on Form 10-K for the year ended May 31, 2006.)

10.21	*	2007 Executive Incentive Plan (Incorporated by reference to Cintas' Annual Report on Form 10-K for the year ended May 31, 2006.)

10.22	*	Amendment No. 1 to 2005 Equity Compensation Plan (Incorporated by reference to Cintas' Annual Report on Form 10-K for the year ended May 31, 2011.)

10.23	*	Form of Restricted Stock Agreement (Incorporated by reference to Cintas' Annual Report on Form 10-K for the year ended May 31, 2011.)

10.24	*	Amendment No. 2 to Cintas Corporation 2005 Equity Compensation Plan (Incorporated by reference to Cintas' Current Report on Form 8-K dated July 27, 2012.)

10.25	*	Form of Restricted Stock Agreement (Incorporated by reference to Cintas' Current Report on Form 8-K dated July 27, 2012.)

10.26	*	Amendment No. 3 to Cintas Corporation 2005 Equity Compensation Plan (Incorporated by reference to Exhibit 10.4 to Cintas' Current Report on Form 8-K dated October 23, 2013.)

10.27	*	Amendment No. 4 to Cintas Corporation 2005 Equity Compensation Plan (Incorporated by reference to Exhibit 10.5 to Cintas' Current Report on Form 8-K dated October 22, 2014.)

10.28	*	Cintas Corporation Management Incentive Plan (Incorporated by reference to Exhibit 10.5 to Cintas' Current Report on Form 8-K dated October 23, 2013.)

10.29	*	Cintas Corporation 2016 Equity and Incentive Compensation Plan (Incorporated by reference to Cintas' Current Report on Form 8-K dated October 20, 2016).

14		Code of Ethics (Incorporated by reference to Cintas' Annual Report on Form 10-K for the year ended May 31, 2004.)

21	**	Subsidiaries of the Registrant

23	**	Consent of Independent Registered Public Accounting Firm

31.1	**	Certification of Principal Executive Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	**	Certification of Principal Financial Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	**	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. § 1350

32.2	**	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. § 1350

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Taxonomy Extension Schema Document

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management compensatory contracts

**	Filed herewith

***	Certain exhibits and schedules have been omitted and Cintas agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted exhibits upon request.