Form 10-Q
period 2017-08-31
CINTAS CORP
filed 2017-10-06
CIK 723254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2017
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
Yes   ✓   No  _

Indicate by checkmark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes   ✓   No   _

Indicate by checkmark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.  (Check one):
Large Accelerated Filer   ✓          Accelerated Filer   _             Non-Accelerated Filer    _
Smaller Reporting Company   _         Emerging Growth Company    _     (Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  _

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes      No     ✓

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding September 30, 2017
Common Stock, no par value	106,304,385

CINTAS CORPORATION

CINTAS CORPORATION
ITEM 1. FINANCIAL STATEMENTS.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
(In thousands except per share data)

	Three Months Ended
	August 31, 2017	August 31, 2016
Revenue:
Uniform rental and facility services	$1,311,784	$994,282
Other	299,719	272,368
	1,611,503	1,266,650
Costs and expenses:
Cost of uniform rental and facility services	706,863	537,097
Cost of other	165,287	153,126
Selling and administrative expenses	486,283	369,703
G&K Services, Inc. transaction and integration expenses	3,971	2,787

Operating income	249,099	203,937

Interest income	(297)	(65)
Interest expense	30,317	14,172

Income before income taxes	219,079	189,830
Income taxes	57,971	53,622
Income from continuing operations	161,108	136,208
Income from discontinued operations, net of tax expense of $41,727 and $1,141, respectively	56,103	1,883
Net income	$217,211	$138,091

Basic earnings per share:
Continuing operations	$1.50	$1.27
Discontinued operations	0.52	0.02
Basic earnings per share	$2.02	$1.29

Diluted earnings per share:
Continuing operations	$1.45	$1.24
Discontinued operations	0.51	0.02
Diluted earnings per share	$1.96	$1.26

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended
	August 31, 2017	August 31, 2016

Net income	$217,211	$138,091

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	35,184	115
Change in fair value of cash flow hedges	—	(12,037)
Amortization of interest rate lock agreements	(172)	385
Change in fair value of available-for-sale securities	20	(1)

Other comprehensive income (loss)	35,032	(11,538)

Comprehensive income	$252,243	$126,553

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands except share data)

	August 31, 2017	May 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$191,414	$169,266
Marketable securities	21,626	22,219
Accounts receivable, net	731,577	736,008
Inventories, net	283,197	278,218
Uniforms and other rental items in service	654,249	635,702
Income taxes, current	—	44,320
Prepaid expenses and other current assets	42,490	30,132
Assets held for sale	—	38,613
Total current assets	1,924,553	1,954,478

Property and equipment, net	1,340,660	1,323,501

Investments	163,631	164,788
Goodwill	2,810,504	2,782,335
Service contracts, net	581,631	586,988
Other assets, net	30,627	31,967
	$6,851,606	$6,844,057

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$189,571	$177,051
Accrued compensation and related liabilities	119,252	149,635
Accrued liabilities	402,970	429,809
Income taxes, current	25,552	—
Debt due within one year	307,450	362,900
Liabilities held for sale	—	11,457
Total current liabilities	1,044,795	1,130,852

Long-term liabilities:
Debt due after one year	2,533,672	2,770,624
Deferred income taxes	521,774	469,328
Accrued liabilities	185,484	170,460
Total long-term liabilities	3,240,930	3,410,412

Shareholders’ equity:
Preferred stock, no par value:	—	—
100,000 shares authorized, none outstanding
Common stock, no par value:	586,364	485,068
425,000,000 shares authorized
FY 2018: 182,043,803 issued and 106,179,574 outstanding
FY 2017: 180,992,605 issued and 105,400,629 outstanding
Paid-in capital	168,514	223,924
Retained earnings	5,388,040	5,170,830
Treasury stock:	(3,609,040)	(3,574,000)
FY 2018: 75,864,229 shares
FY 2017: 75,591,976 shares
Accumulated other comprehensive income (loss)	32,003	(3,029)
Total shareholders’ equity	2,565,881	2,302,793
	$6,851,606	$6,844,057
See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	August 31, 2017	August 31, 2016
Cash flows from operating activities:
Net income	$217,211	$138,091
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	53,568	39,679
Amortization of intangible assets	14,941	3,489
Stock-based compensation	28,630	20,779
Gain on sale of business	(100,269)	—
Deferred income taxes	24,938	1,970
Change in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	8,955	(22,946)
Inventories, net	(5,827)	(13,017)
Uniforms and other rental items in service	(13,058)	(1,872)
Prepaid expenses and other current assets	(16,011)	(5,655)
Accounts payable	17,684	17,480
Accrued compensation and related liabilities	(30,306)	(37,276)
Accrued liabilities and other	(16,218)	(23,676)
Income taxes, current	70,128	40,542
Net cash provided by operating activities	254,366	157,588

Cash flows from investing activities:
Capital expenditures	(62,517)	(78,580)
Proceeds from redemption of marketable securities	65,256	109,612
Purchase of marketable securities and investments	(58,022)	(119,729)
Proceeds from sale of business	128,511	—
Acquisitions of businesses	(302)	(10,991)
Other, net	(304)	(918)
Net cash provided by (used in) investing activities	72,622	(100,606)

Cash flows from financing activities:
(Payment) issuance of commercial paper, net	(43,000)	163,800
Repayment of debt	(250,000)	(250,000)
Prepaid short-term debt financing fees	—	(8,625)
Proceeds from exercise of stock-based compensation awards	17,256	16,282
Repurchase of common stock	(35,040)	(18,870)
Other, net	(649)	385
Net cash used in financing activities	(311,433)	(97,028)

Effect of exchange rate changes on cash and cash equivalents	6,593	(102)

Net increase (decrease) in cash and cash equivalents	22,148	(40,148)

Cash and cash equivalents at beginning of period	169,266	139,357

Cash and cash equivalents at end of period	$191,414	$99,209

See accompanying notes.

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.             Basis of Presentation

The consolidated condensed financial statements of Cintas Corporation (Cintas, the Company, we, us or our) included herein have been prepared by Cintas, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations.  While we believe that the disclosures are adequately presented, we suggest that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2017. A summary of our significant accounting policies is presented beginning on page 38 of that report. There have been no material changes in the accounting policies followed by Cintas during the current fiscal year other than the adoption of new accounting pronouncements discussed in Note 2.

Interim results are subject to variations and are not necessarily indicative of the results of operations for a full fiscal year. In the opinion of management, adjustments (which include only normal recurring adjustments) necessary for a fair statement of the consolidated results of the interim periods shown have been made.

On March 21, 2017, Cintas completed the acquisition of G&K Services, Inc. (G&K) for consideration of approximately $2.1 billion. G&K is now a wholly-owned subsidiary of Cintas that operates within the Uniform Rental and Facility Services operating segment. To finance the G&K acquisition, Cintas used a combination of new senior notes, a term loan, other borrowings under its existing credit facility and cash on hand. G&K's results of operations are included in Cintas' consolidated financial statements as of and from the date of acquisition.

During the three months ended August 31, 2017, Cintas sold a significant business, referred to as "Discontinued Services" and, as a result, its operations are classified as discontinued operations for all periods presented. See Note 13 entitled Discontinued Operations for more information.

As disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2017, inventories are valued at the lower of cost (first-in, first-out) or market. Inventory is comprised of the following amounts at:

(In thousands)	August 31, 2017	May 31, 2017

Raw materials	$16,801	$17,528
Work in process	20,261	17,951
Finished goods	246,135	242,739
	$283,197	$278,218

2.             New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2014-09, "Revenue from Contracts with Customers (Topic 606)," to clarify revenue recognition principles. This guidance is intended to improve disclosure requirements and enhance the comparability of revenue recognition practices. Improved disclosures under the amended guidance relate to the nature, amount, timing and uncertainty of revenue that is recognized from contracts with customers. This guidance will be effective for reporting periods beginning after December 15, 2017. A cross-functional implementation team has been established consisting of representatives from all of our operating segments. The implementation team is working to analyze the impact of the standard on Cintas' contract portfolio by reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to revenue contracts. In addition, we are in the process of identifying and implementing the appropriate changes to business processes and controls to support recognition and disclosure under the new standard. Cintas plans to adopt the standard as of the first quarter of fiscal year 2019 using the modified retrospective adoption alternative under this standard and therefore it is anticipated we will record a cumulative adjustment to retained earnings as of June 1, 2018. Cintas is continuing to evaluate the impact of ASU 2014-09 and an estimate of the impact to the consolidated condensed financial statements cannot be made at this time.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. Topic 842 supersedes the previous leases standard, ASC 840, "Leases." This guidance is effective for reporting periods beginning after December 15, 2018, however early adoption is permitted. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Cintas is currently evaluating the impact that ASU 2016-02 will have on its consolidated condensed financial statements.

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminates the two-step process that required identification of potential impairment and a separate measure of the actual impairment. Goodwill impairment charges, if any, would be determined by the difference between a reporting unit's carrying value and its fair value (impairment loss is limited to the carrying value). This standard is effective for annual or any interim goodwill impairment tests beginning after December 15, 2019. The adoption of this standard is not expected to have a material impact on the consolidated condensed financial statements.

In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Costs.” ASU 2017-07 requires the service component of pension and other postretirement benefit costs to be presented in the same line item as other employee compensation costs on the consolidated condensed statement of income; however, the other components of net benefit costs are required to be presented outside of operating income within the consolidated condensed statements of income. Cintas retrospectively adopted ASU 2017-07 on June 1, 2017.

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

3.             Fair Value Measurements

All financial instruments that are measured at fair value on a recurring basis have been classified within the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the consolidated condensed balance sheet date. These financial instruments measured at fair value on a recurring basis are summarized below:

	As of August 31, 2017
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$191,414	$—	$—	$191,414
Marketable securities:
Canadian treasury securities	—	21,626	—	21,626
Total assets at fair value	$191,414	$21,626	$—	$213,040

	As of May 31, 2017
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$169,266	$—	$—	$169,266
Marketable securities:
Canadian treasury securities	—	22,219	—	22,219
Total assets at fair value	$169,266	$22,219	$—	$191,485

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

The funds invested in Canadian treasury securities are not presently expected to be repatriated, but instead are expected to be invested indefinitely in foreign subsidiaries. Interest, realized gains and losses and declines in value determined to be other than temporary on available-for-sale securities are included in interest income or expense. The cost of the securities sold is based on the specific identification method. The amortized cost basis of marketable securities as of August 31, 2017 and May 31, 2017 was $21.6 million and $22.2 million, respectively. All outstanding marketable securities as of August 31, 2017 and May 31, 2017 had contractual maturities due within one year.
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
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis as required under GAAP. The Company's acquisition of G&K in the fourth quarter of fiscal 2017 was recorded at fair value. See Note 9 entitled Acquisitions for additional information on the measurement of the G&K assets acquired and liabilities assumed. There were no material acquisitions during the three months ended August 31, 2017.

4.             Investments

Investments at August 31, 2017 of $163.6 million include the cash surrender value of insurance policies of $143.4 million, equity method investments of $15.2 million and cost method investments of $5.0 million. Investments at May 31, 2017 of $164.8 million include the cash surrender value of insurance policies of $144.0 million, equity method investments of $15.8 million and cost method investments of $5.0 million.

Investments are generally evaluated for impairment on an annual basis or when indicators of impairment exist. For the three months ended August 31, 2017 and 2016, no impairment losses were recorded.

5.             Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations using the two-class method for amounts attributable to Cintas’ common shares:

	Three Months Ended
(In thousands except per share data)	August 31, 2017	August 31, 2016

Basic Earnings per Share from Continuing Operations
Income from continuing operations	$161,108	$136,208
Less: income from continuing operations allocated to participating securities	3,187	2,852
Income from continuing operations available to common shareholders	$157,921	$133,356
Basic weighted average common shares outstanding	105,740	104,483

Basic earnings per share from continuing operations	$1.50	$1.27

	Three Months Ended
(In thousands except per share data)	August 31, 2017	August 31, 2016

Diluted Earnings per Share from Continuing Operations
Income from continuing operations	$161,108	$136,208
Less: income from continuing operations allocated to participating securities	3,187	2,852
Income from continuing operations available to common shareholders	$157,921	$133,356
Basic weighted average common shares outstanding	105,740	104,483
Effect of dilutive securities – employee stock options	2,797	2,631
Diluted weighted average common shares outstanding	108,537	107,114

Diluted earnings per share from continuing operations	$1.45	$1.24

For the three months ended August 31, 2017, basic and diluted earnings per share from discontinued operations were $0.52 and $0.51, respectively. Both basic and diluted earnings per share from discontinued operations were $0.02 for the three months ended August 31, 2016.

For the three months ended August 31, 2017 and August 31, 2016, options granted to purchase 0.6 million and 0.7 million shares of Cintas common stock, respectively, were excluded from the computation of diluted earnings per share. The exercise prices of these options were greater than the average market price of the common stock (anti-dilutive).

On August 2, 2016, Cintas announced that the Board of Directors authorized a $500.0 million share buyback program, which does not have an expiration date. As of August 31, 2017, no share buybacks have occurred under the August 2, 2016 program and there were no share buybacks under this program subsequent to August 31, 2017 through October 6, 2017.

For the three months ended August 31, 2017, Cintas acquired 0.3 million shares of Cintas common stock for employee payroll taxes due on restricted stock awards that vested during the three months ended August 31, 2017. These shares were acquired at an average price of $128.70 per share for a total purchase price of $35.0 million.

6.             Goodwill, Service Contracts and Other Assets

Changes in the carrying amount of goodwill and service contracts for the three months ended August 31, 2017, by reportable operating segment and All Other, are as follows:

Goodwill (in thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Total

Balance as of June 1, 2017	$2,448,070	$243,112	$91,153	$2,782,335
Goodwill acquired(1)	24,837	72	—	24,909
Foreign currency translation	1,646	1,552	62	3,260
Balance as of August 31, 2017	$2,474,553	$244,736	$91,215	$2,810,504

(1) Adjustments to the G&K preliminary purchase price allocation represent $24.8 million of the acquired goodwill in the Uniform Rental and Facility Services reportable operating segment. See Note 9 entitled Acquisitions for more information.

Service Contracts (in thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Total

Balance as of June 1, 2017	$529,923	$30,062	$27,003	$586,988
Service contracts acquired	32	411	12	455
Service contracts amortization	(10,334)	(958)	(1,179)	(12,471)
Foreign currency translation	6,486	173	—	6,659
Balance as of August 31, 2017	$526,107	$29,688	$25,836	$581,631

Information regarding Cintas’ service contracts and other assets is as follows:

	As of August 31, 2017
(In thousands)	Carrying Amount	Accumulated Amortization	Net

Service contracts	$920,101	$338,470	$581,631

Noncompete and consulting agreements	$40,918	$39,516	$1,402
Other	35,419	6,194	29,225
Total other assets	$76,337	$45,710	$30,627

	As of May 31, 2017
(In thousands)	Carrying Amount	Accumulated Amortization	Net

Service contracts	$911,273	$324,285	$586,988

Noncompete and consulting agreements	$40,743	$39,244	$1,499
Other	34,890	4,422	30,468
Total other assets	$75,633	$43,666	$31,967

Amortization expense for service contracts and other assets for continuing operations was $14.1 million and $3.2 million for the three months ended August 31, 2017 and 2016, respectively. Estimated amortization expense for service contracts and other assets excluding any future acquisitions, for each of the next five full fiscal years is $61.4 million, $60.9 million, $59.5 million, $53.7 million and $51.7 million, respectively. The increase in amortization expense in the current year and for the next five years over past fiscal years is the result of the G&K acquisition.

7.             Debt, Derivatives and Hedging Activities

Cintas' debt is summarized as follows:

(In thousands)	Interest Rate		Fiscal Year Issued	Fiscal Year Maturity	August 31, 2017	May 31, 2017

Debt due within one year
Senior notes	6.13%		2008	2018	$300,000	$300,000
Commercial paper	1.40%	(1)	Various	Various	7,500	50,500
Current portion of term loan	2.00%	(2)	2017	2018	—	12,500
Debt issuance costs					(50)	(100)
Total debt due within one year					$307,450	$362,900

Debt due after one year
Senior notes	4.30%		2012	2022	250,000	250,000
Senior notes	2.90%		2017	2022	650,000	650,000
Senior notes	3.25%		2013	2023	300,000	300,000
Senior notes (3)	2.78%		2013	2023	52,446	52,554
Senior notes (4)	3.11%		2015	2025	52,560	52,645
Senior notes	3.70%		2017	2027	1,000,000	1,000,000
Senior notes	6.15%		2007	2037	250,000	250,000
Long-term portion of term loan	2.00%	(2)	2017	2022	—	237,500
Debt issuance costs					(21,334)	(22,075)
Total debt due after one year					$2,533,672	$2,770,624

(1) Variable rate debt instrument. The rate presented is the variable borrowing rate at August 31, 2017.
(2) Variable rate debt instrument. The rate presented is the variable borrowing rate at May 31, 2017.
(3) Cintas assumed these senior notes with the acquisition of G&K in the fourth quarter of fiscal 2017, and they were recorded at fair value. The interest rate shown above is the effective interest rate. The principal amount of these notes is $50.0 million with a stated interest rate of 3.73%.
(4) Cintas assumed these senior notes with the acquisition of G&K in the fourth quarter of fiscal 2017, and they were recorded at fair value. The interest rate shown above is the effective interest rate. The principal amount of these notes is $50.0 million with a stated interest rate of 3.88%.

Cintas' senior notes, excluding the G&K senior notes assumed with the acquisition of G&K in fiscal 2017, and term loan are recorded at cost, net of debt issuance costs. The fair value of the long-term debt is estimated using Level 2 inputs based on general market prices. The carrying value and fair value of Cintas' debt as of August 31, 2017 were $2,862.5 million and $3,025.9 million, respectively, and as of May 31, 2017 were $3,156.0 million and $3,296.8 million, respectively. During the three months ended August 31, 2017, Cintas made payments of $43.0 million, net on commercial paper borrowings and paid off the term loan balance of $250.0 million with cash on hand.

The credit agreement that supports our commercial paper program was amended on September 16, 2016. The amendment increased the capacity of the revolving credit facility from $450.0 million to $600.0 million and added a $250.0 million term loan facility. The existing term loan facility was paid in full as of August 31, 2017. The credit agreement has an accordion feature that provides Cintas the ability to request increases to the borrowing commitments under either the revolving credit facility or a new term loan of up to $250.0 million in the aggregate, subject to customary conditions. The maturity date of the agreement is September 15, 2021. As of August 31, 2017, there was $7.5 million of commercial paper outstanding with a weighted average interest rate of 1.40% and maturity dates less than 30 days and no borrowings on our revolving credit facility. As of May 31, 2017, there was $50.5 million of commercial paper outstanding with a weighted average interest rate of 1.24% and maturity dates less than 30 days and no borrowings on our revolving credit facility. The fair value of the commercial paper is estimated using Level 2 inputs based on general market prices. Given its short-term nature, the carrying value of the outstanding commercial paper approximates fair value.

Cintas uses interest rate locks to manage our overall interest expense as interest rate locks effectively change the interest rate of specific debt issuances. The interest rate locks are entered into to protect against unfavorable movements in the benchmark treasury rate related to forecasted debt issuances. Cintas used interest rate lock agreements to hedge against movements in the treasury rates at the time Cintas issued its senior notes in fiscal 2007, fiscal 2008, fiscal 2012, fiscal 2013 and fiscal 2017. The amortization of the cash flow hedges resulted in a decrease to other comprehensive income of $0.2 million for the three months ended August 31, 2017 and an increase to other comprehensive income of $0.4 million for the three months ended August 31, 2016.

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

8.             Income Taxes

In the normal course of business, Cintas provides for uncertain tax positions and the related interest and adjusts its unrecognized tax benefits and accrued interest accordingly. As of August 31, 2017 and May 31, 2017, recorded unrecognized tax benefits were $13.7 million and $12.6 million, respectively, and are included in long-term accrued liabilities on the consolidated condensed balance sheet. The increase in the liability for the three months ended August 31, 2017 is primarily related to accrued interest on unrecognized tax benefits.

All U.S. federal income tax returns are closed to audit through fiscal 2013. Cintas is currently in various audits in certain foreign jurisdictions and certain domestic states. The years under foreign and domestic state audits cover fiscal years back to 2013. Based on the resolution of the various audits and other potential regulatory developments, it is reasonably possible that the balance of unrecognized tax benefits would not change for the fiscal year ending May 31, 2018.

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

Cintas’ effective tax rate for continuing operations was 26.5% and 28.2% for the three months ended August 31, 2017 and 2016, respectively. The effective tax rate for both periods was largely impacted by certain discrete items (primarily the tax accounting for stock-based compensation).

9.             Acquisitions

On March 21, 2017, Cintas acquired G&K for consideration of approximately $2.1 billion. Pursuant to the merger agreement among Cintas, G&K and Bravo Merger Sub, Inc., a wholly-owned subsidiary of Cintas, each share of common stock of G&K issued and outstanding immediately prior to the effective time of the G&K acquisition was canceled and converted into the right to receive $97.50 in cash. The total purchase price was $2,078.4 million, which was funded using a combination of new senior notes, a term loan, other borrowings under our existing credit facility and cash on hand. The net consideration transferred for G&K consisted of the following items:

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
Cintas accounted for the G&K acquisition using the acquisition method. The preliminary allocation of the purchase price was determined by management with the assistance of third-party valuation specialists and was based on estimates of the fair value of assets acquired and liabilities assumed as of March 21, 2017. In the three months ended August 31, 2017, $24.1 million of adjustments related to deferred taxes were made to the preliminary purchase price allocation. Cintas is continuing to evaluate information to determine the fair value of acquired assets and liabilities. As of August 31, 2017, the purchase price allocation for the acquisition was preliminary and subject to completion. The components of the preliminary purchase price allocation, at fair value, are as follows:

Assets:
Accounts receivable	$95,846
Inventories	30,254
Uniforms and other rental items in service	93,659
Income taxes, current	14,626
Prepaid expenses and other current assets	43,235
Property and equipment	254,035
Goodwill	1,517,340
Service contracts	519,000
Trade names	17,000
Other assets	15,585
Liabilities:
Accounts payable	(53,220)
Accrued compensation and related liabilities	(9,594)
Accrued liabilities	(115,109)
Long-term accrued liabilities	(28,380)
G&K senior notes	(105,359)
Deferred income taxes	(210,500)
Total consideration	$2,078,418

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

The following unaudited pro forma information presents the combined financial results for Cintas and G&K as if the G&K acquisition had been completed at the beginning of Cintas’ prior fiscal year, June 1, 2016. Prior to the acquisition, G&K used a 52-week or 53-week fiscal year ending on the Saturday nearest June 30. The pro forma financial information set forth below for the three months ended August 31, 2016 includes G&K's quarterly results for the period of July 2, 2016 through October 1, 2016 adjusted for number of working days in Cintas' first quarter of fiscal 2017.

In thousands except per share data	August 31, 2016

Net sales	$1,511,378
Net income	$146,413

Earnings per common share - diluted	$1.34
The information above does not include the pro forma adjustments that would be required under Regulation S-X for pro forma financial information, and does not reflect future events that may occur after August 31, 2017 or any operating efficiencies or inefficiencies that may result from the G&K acquisition and related financing. Therefore, the information is not necessarily indicative of results that would have been achieved had the businesses been combined during the periods presented or the results that Cintas will experience going forward.

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

10. Pension Plans

In conjunction with the acquisition of G&K, Cintas assumed G&K's noncontributory frozen defined benefit pension plan (the Pension Plan) that covers substantially all G&K employees who were employed as of July 1, 2005, except certain employees who were covered by union-administered plans. Benefits are based on the number of years of service and each employee’s compensation near retirement. We will make annual contributions to the Pension Plan consistent with federal funding requirements. The Pension Plan was frozen by G&K effective December 31, 2006. Future growth in benefits will not occur beyond this date. Applicable accounting standards require that the Consolidated Condensed Balance Sheet reflect the funded status of the Pension Plan. The funded status of the Pension Plan is measured as the difference between the plan assets at fair value and the projected benefit obligation. The net pension liability at August 31, 2017 is included in Long-Term Accrued Liabilities on the consolidated condensed balance sheet. Unrecognized differences between actual amounts and estimates based on actuarial assumptions are included in Accumulated Other Comprehensive Income in our consolidated condensed balance sheet. The difference between actual amounts and estimates based on actuarial assumptions are recognized in other comprehensive income in the period in which they occur. The Pension Plan assumptions are evaluated annually and are updated as deemed necessary.

The components of net periodic pension cost recognized in other comprehensive income for the Pension Plan for the three months ended August 31, 2017 are as follows:

(in thousands)	August 31, 2017
Interest cost	$711
Expected return on assets	(716)
Amortization of net loss	—
Total net periodic benefit cost	$(5)

11. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss), net of tax:

(In thousands)	Foreign Currency	Unrealized Income on Cash Flow Hedges	Other	Total

Balance at June 1, 2017	$(12,726)	$11,382	$(1,685)	$(3,029)
Other comprehensive income before reclassifications	35,184	—	20	35,204
Amounts reclassified from accumulated other comprehensive income (loss)	—	(172)	—	(172)
Net current period other comprehensive income (loss)	35,184	(172)	20	35,032
Balance at August 31, 2017	$22,458	$11,210	$(1,665)	$32,003

(In thousands)	Foreign Currency	Unrealized Loss on Cash Flow Hedges	Other	Total

Balance at June 1, 2016	$(2,474)	$(20,830)	$(1,570)	$(24,874)
Other comprehensive income (loss) before reclassifications	115	(12,037)	(1)	(11,923)
Amounts reclassified from accumulated other comprehensive income (loss)	—	385	—	385
Net current period other comprehensive income (loss)	115	(11,652)	(1)	(11,538)
Balance at August 31, 2016	$(2,359)	$(32,482)	$(1,571)	$(36,412)

The following table summarizes the reclassifications out of accumulated other comprehensive income (loss):

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line in the Consolidated Condensed Statements of Income

	Three Months Ended
(In thousands)	August 31, 2017	August 31, 2016

Amortization of interest rate locks	$278	$(615)	Interest expense
Tax (expense) benefit	(106)	230	Income taxes
Amortization of interest rate locks, net of tax	$172	$(385)	Net income

12.      Segment Information

Cintas classifies its business into two reportable operating segments and places the remainder of its operating segments in an All Other category. Cintas’ two reportable operating segments are Uniform Rental and Facility Services and First Aid and Safety Services. The Uniform Rental and Facility Services reportable operating segment, consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items. In addition to these rental items, restroom cleaning services and supplies, carpet and tile cleaning services and the sale of items from our catalogs to our customers on route are included within this reportable operating segment. The First Aid and Safety Services reportable operating segment consists of first aid and safety products and services. The remainder of Cintas’ business, which consists of Fire Protection Services and its Uniform Direct Sale business, is included in All Other.

Cintas evaluates the performance of each operating segment based on several factors of which the primary financial measures are operating segment revenue and income before income taxes. The accounting policies of the operating segments are the same as those described in Note 1 entitled Basis of Presentation. Information related to the operations of Cintas’ operating segments is set forth below:

(In thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Corporate (1)	Total

As of and for the three months ended August 31, 2017
Revenue	$1,311,784	$140,582	$159,137	$—	$1,611,503
Income (loss) before income taxes	$218,910	$19,411	$10,778	$(30,020)	$219,079
Total assets	$5,844,718	$456,391	$337,457	$213,040	$6,851,606

As of and for the three months ended August 31, 2016
Revenue	$994,282	$124,839	$147,529	$—	$1,266,650
Income (loss) before income taxes	$184,788	$11,511	$7,638	$(14,107)	$189,830
Total assets	$3,191,835	$436,920	$328,687	$209,703	$4,167,145
(1) Corporate assets include cash and marketable securities in all periods. Corporate assets as of August 31, 2016 include the assets of Discontinued Services, which were classified as held for sale at May 31, 2017 and sold during the three months ended August 31, 2017.

13.      Discontinued Operations

During the three months ended August 31, 2017, Cintas sold a significant business, referred to as Discontinued Services, and received proceeds from the sale of $128.5 million. Cintas has the opportunity to receive additional consideration in the future, subject to certain holdback provisions. Because of the uncertainty surrounding the holdback provisions, this amount represents a gain contingency that has not been recorded. The results of Discontinued Services are included in discontinued operations for all periods presented. In accordance with the applicable accounting guidance for the disposal of long-lived assets and discontinued operations, the results of Discontinued Services have been excluded from both continuing operations and operating segment results for all periods presented.

Following is selected financial information included in net income from discontinued operations for Discontinued Services:

	Three Months Ended
(In thousands)	August 31, 2017	August 31, 2016(1)

Revenue	$10,773	$27,481

(Loss) income before income taxes	(2,439)	3,024
Income tax benefit (expense)	902	(1,141)
Gain on sale of business	100,269	—
Income tax expense on gain	(42,629)	—
Net income from discontinued operations	$56,103	$1,883
(1) Results for the three months ended August 31, 2016 were previously included in continuing operations.

14.      G&K Services, Inc. Transaction and Integration Expenses

As a result of the acquisition of G&K in fiscal 2017, the Company incurred $4.0 million and $2.8 million in transaction and integration expenses during the three months ended August 31, 2017 and 2016, respectively. The costs incurred in the three months ended August 31, 2017 relate to $3.0 million of integration expenses directly related to the acquisition and $1.0 million of employee termination expenses recognized under ASC Topic 712, "Compensation - Nonretirement Postemployment Benefits". The costs incurred in the three months ended August 31, 2016 related to legal and professional fees directly related to the acquisition. As of August 31, 2017 and May 31, 2017, employee termination benefits included in accrued compensation and related liabilities was $20.1 million and $24.1 million, respectively. The amount of employee termination benefits paid during the three months ended August 31, 2017 was $5.2 million.

15.      Supplemental Guarantor Information

Cintas Corporation No. 2 (Corp. 2) is the indirectly, wholly-owned principal operating subsidiary of Cintas. Corp. 2 is the issuer of the $7.5 million aggregate principal amount of commercial paper and the $2,857.5 million aggregate principal amount of senior notes outstanding as of August 31, 2017, which are unconditionally guaranteed, jointly and severally, by Cintas Corporation and certain wholly-owned, direct and indirect domestic subsidiaries.

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

Consolidating Condensed Income Statement
Three Months Ended August 31, 2017
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Uniform rental and facility services	$—	$1,099,869	$164,895	$96,595	$(49,575)	$1,311,784
Other	—	427,302	307	20,308	(148,198)	299,719
Equity in net income of affiliates	161,108	—	—	—	(161,108)	—
	161,108	1,527,171	165,202	116,903	(358,881)	1,611,503
Costs and expenses (income):
Cost of uniform rental and facility services	—	622,148	99,019	60,517	(74,821)	706,863
Cost of other	—	288,919	(19,669)	14,735	(118,698)	165,287
Selling and administrative expenses	—	510,955	(47,538)	29,906	(7,040)	486,283
G&K Services, Inc. transaction and integration expenses	—	1,521	2,435	15	—	3,971
Operating income	161,108	103,628	130,955	11,730	(158,322)	249,099

Interest income	—	(31)	(99)	(167)	—	(297)
Interest expense (income)	—	30,561	(139)	(105)	—	30,317

Income before income taxes	161,108	73,098	131,193	12,002	(158,322)	219,079
Income taxes	—	19,570	35,123	3,297	(19)	57,971
Income from continuing operations	161,108	53,528	96,070	8,705	(158,303)	161,108

Income (loss) from discontinued operations, net of tax	56,103	65,002	(8,899)	—	(56,103)	56,103

Net income	$217,211	$118,530	$87,171	$8,705	$(214,406)	$217,211

Consolidating Condensed Income Statement
Three Months Ended August 31, 2016
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Uniform rental and facility services	$—	$831,960	$149,148	$57,663	$(44,489)	$994,282
Other	—	388,082	968	18,875	(135,557)	272,368
Equity in net income of affiliates	136,208	—	—	—	(136,208)	—
	136,208	1,220,042	150,116	76,538	(316,254)	1,266,650
Costs and expenses (income):
Cost of uniform rental and facility services	—	475,221	90,672	37,114	(65,910)	537,097
Cost of other	—	263,726	(14,931)	13,828	(109,497)	153,126
Selling and administrative expenses	—	407,611	(50,734)	20,265	(7,439)	369,703
G&K Services, Inc. transaction and integration expenses	—	—	2,787	—	—	2,787
Operating income	136,208	73,484	122,322	5,331	(133,408)	203,937

Interest income	—	—	(17)	(48)	—	(65)
Interest expense (income)	—	14,827	(702)	47	—	14,172

Income before income taxes	136,208	58,657	123,041	5,332	(133,408)	189,830
Income taxes	—	16,669	35,526	1,453	(26)	53,622
Income from continuing operations	136,208	41,988	87,515	3,879	(133,382)	136,208

Income from discontinued operations, net of tax	1,883	1,883	—	—	(1,883)	1,883

Net income	$138,091	$43,871	$87,515	$3,879	$(135,265)	$138,091

Consolidating Condensed Statement of Comprehensive Income
Three Months Ended August 31, 2017
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$217,211	$118,530	$87,171	$8,705	$(214,406)	$217,211

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	35,184	—	—	35,184	(35,184)	35,184
Amortization of interest rate lock agreements	(172)	(172)	—	—	172	(172)
Change in fair value of available-for-sale securities	20	—	—	20	(20)	20

Other comprehensive income (loss)	35,032	(172)	—	35,204	(35,032)	35,032

Comprehensive income	$252,243	$118,358	$87,171	$43,909	$(249,438)	$252,243

Consolidating Condensed Statement of Comprehensive Income
Three Months Ended August 31, 2016
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$138,091	$43,871	$87,515	$3,879	$(135,265)	$138,091

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	115	—	—	115	(115)	115
Change in fair value of cash flow hedges	(12,037)	(12,037)	—	—	12,037	(12,037)
Amortization of interest rate lock agreements	385	385	—	—	(385)	385
Change in fair value of available-for-sale securities	(1)	—	—	(1)	1	(1)

Other comprehensive (loss) income	(11,538)	(11,652)	—	114	11,538	(11,538)

Comprehensive income	$126,553	$32,219	$87,515	$3,993	$(123,727)	$126,553

Consolidating Condensed Balance Sheet
As of August 31, 2017
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$47,909	$39,477	$104,028	$—	$191,414
Marketable securities	—	—	—	21,626	—	21,626
Accounts receivable, net	—	576,958	96,287	58,332	—	731,577
Inventories, net	—	234,683	30,643	17,872	(1)	283,197
Uniforms and other rental items in service	—	549,281	75,379	48,303	(18,714)	654,249
Prepaid expenses and other current assets	—	8,419	32,879	1,192	—	42,490
Total current assets	—	1,417,250	274,665	251,353	(18,715)	1,924,553

Property and equipment, net	—	854,619	370,259	115,782	—	1,340,660

Investments (1)	321,083	3,594,123	939,833	1,713,071	(6,404,479)	163,631
Goodwill	—	—	2,757,258	53,358	(112)	2,810,504
Service contracts, net	—	495,409	—	86,222	—	581,631
Other assets, net	1,779,551	15,201	3,459,273	25,610	(5,249,008)	30,627
	$2,100,634	$6,376,602	$7,801,288	$2,245,396	$(11,672,314)	$6,851,606

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$(465,247)	$(1,426,249)	$2,142,404	$(99,292)	$37,955	$189,571
Accrued compensation and related liabilities	—	78,664	33,872	6,716	—	119,252
Accrued liabilities	—	200,410	176,720	25,840	—	402,970
Income taxes, current	—	3,745	24,661	(2,854)	—	25,552
Debt due within one year	—	307,450	—	—	—	307,450
Total current liabilities	(465,247)	(835,980)	2,377,657	(69,590)	37,955	1,044,795

Long-term liabilities:
Debt due after one year	—	2,533,282	—	390	—	2,533,672
Deferred income taxes	—	—	475,622	46,152	—	521,774
Accrued liabilities	—	28,861	155,462	1,161	—	185,484
Total long-term liabilities	—	2,562,143	631,084	47,703	—	3,240,930

Total shareholders’ equity	2,565,881	4,650,439	4,792,547	2,267,283	(11,710,269)	2,565,881
	$2,100,634	$6,376,602	$7,801,288	$2,245,396	$(11,672,314)	$6,851,606

(1) Investments include inter company investment activity. Corp 2 and Subsidiary Guarantors hold $16.1 million and $147.5 million, respectively, of the $163.6 million consolidated net investments.

Consolidating Condensed Balance Sheet
As of May 31, 2017
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$48,658	$17,302	$103,306	$—	$169,266
Marketable securities	—	—	—	22,219	—	22,219
Accounts receivable, net	—	543,769	137,881	54,358	—	736,008
Inventories, net	—	243,677	21,466	14,461	(1,386)	278,218
Uniforms and other rental items in service	—	531,295	78,012	45,388	(18,993)	635,702
Income taxes, current	—	16,173	25,138	3,009	—	44,320
Prepaid expenses and other current assets	—	13,234	16,188	710	—	30,132
Assets held for sale	—	23,095	15,518	—	—	38,613
Total current assets	—	1,419,901	311,505	243,451	(20,379)	1,954,478

Property and equipment, net	—	851,018	364,724	107,759	—	1,323,501

Investments (1)	321,083	3,605,457	929,657	1,711,070	(6,402,479)	164,788
Goodwill	—	—	2,742,898	39,549	(112)	2,782,335
Service contracts, net	—	505,698	—	81,290	—	586,988
Other assets, net	1,516,463	14,705	3,489,653	11,983	(5,000,837)	31,967
	$1,837,546	$6,396,779	$7,838,437	$2,195,102	$(11,423,807)	$6,844,057

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$(465,247)	$(1,596,731)	$2,292,388	$(91,467)	$38,108	$177,051
Accrued compensation and related liabilities	—	94,505	42,866	12,264	—	149,635
Accrued liabilities	—	191,819	219,303	18,687	—	429,809
Debt due within one year	—	362,900	—	—	—	362,900
Liabilities held for sale	—	11,457	—	—	—	11,457
Total current liabilities	(465,247)	(936,050)	2,554,557	(60,516)	38,108	1,130,852

Long-term liabilities:
Debt due after one year	—	2,770,234	—	390	—	2,770,624
Deferred income taxes	—	—	436,613	32,715	—	469,328
Accrued liabilities	—	28,384	140,923	1,153	—	170,460
Total long-term liabilities	—	2,798,618	577,536	34,258	—	3,410,412

Total shareholders’ equity	2,302,793	4,534,211	4,706,344	2,221,360	(11,461,915)	2,302,793
	$1,837,546	$6,396,779	$7,838,437	$2,195,102	$(11,423,807)	$6,844,057

1) Investments include inter company investment activity. Corp 2 and Subsidiary Guarantors hold $29.0 million and $135.8 million, respectively, of the $164.8 million consolidated net investments.

Consolidating Condensed Statement of Cash Flows
Three Months Ended August 31, 2017
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Cash flows from operating activities:
Net income	$217,211	$118,530	$87,171	$8,705	$(214,406)	$217,211
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	—	32,658	17,613	3,297	—	53,568
Amortization of intangible assets	—	11,722	1,273	1,946	—	14,941
Stock-based compensation	28,630	—	—	—	—	28,630
Gain on sale of business	—	(115,787)	15,518	—	—	(100,269)
Deferred income taxes	—	—	27,468	(2,530)	—	24,938
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	—	(32,847)	37,443	4,359	—	8,955
Inventories, net	—	7,262	(11,826)	122	(1,385)	(5,827)
Uniforms and other rental items in service	—	(16,077)	818	2,480	(279)	(13,058)
Prepaid expenses and other current assets	—	966	(17,353)	376	—	(16,011)
Accounts payable	—	137,191	(110,445)	(8,909)	(153)	17,684
Accrued compensation and related liabilities	—	(15,841)	(14,403)	(62)	—	(30,306)
Accrued liabilities and other	—	(19,869)	6,704	(3,053)	—	(16,218)
Income taxes, current	—	20,069	49,407	652	—	70,128
Net cash provided by operating activities	245,841	127,977	89,388	7,383	(216,223)	254,366

Cash flows from investing activities:
Capital expenditures	—	(36,267)	(31,327)	5,077	—	(62,517)
Proceeds from redemption of marketable securities and investments	—	12,400	—	52,856	—	65,256
Purchase of marketable securities and investments	—	2,724	(12,223)	(50,523)	2,000	(58,022)
Proceeds from sale of business	—	128,511	—	—	—	128,511
Acquisitions of businesses	—	(302)	—	—	—	(302)
Other, net	(228,057)	57,686	(23,492)	(20,664)	214,223	(304)
Net cash (used in) provided by investing activities	(228,057)	164,752	(67,042)	(13,254)	216,223	72,622

Cash flows from financing activities:
Payments on commercial paper, net	—	(43,000)	—	—	—	(43,000)
Repayment of debt	—	(250,000)	—	—	—	(250,000)
Proceeds from exercise of stock-based compensation awards	17,256	—	—	—	—	17,256
Repurchase of common stock	(35,040)	—	—	—	—	(35,040)
Other, net	—	(478)	(171)	—	—	(649)
Net cash used in financing activities	(17,784)	(293,478)	(171)	—	—	(311,433)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	6,593	—	6,593

Net (decrease) increase in cash and cash equivalents	—	(749)	22,175	722	—	22,148
Cash and cash equivalents at beginning of period	—	48,658	17,302	103,306	—	169,266
Cash and cash equivalents at end of period	$—	$47,909	$39,477	$104,028	$—	$191,414

Consolidating Condensed Statement of Cash Flows
Three Months Ended August 31, 2016
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Cash flows from operating activities:
Net income	$138,091	$43,871	$87,515	$3,879	$(135,265)	$138,091
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	—	25,755	11,441	2,483	—	39,679
Amortization of intangible assets	—	3,194	88	207	—	3,489
Stock-based compensation	20,779	—	—	—	—	20,779
Deferred income taxes	—	(1,050)	3,227	(207)	—	1,970
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	—	(21,693)	(612)	(641)	—	(22,946)
Inventories, net	—	(11,331)	1,807	(957)	(2,536)	(13,017)
Uniforms and other rental items in service	—	950	(2,718)	301	(405)	(1,872)
Prepaid expenses and other current assets	—	(63)	(5,419)	(173)	—	(5,655)
Accounts payable	—	(58,018)	74,361	1,022	115	17,480
Accrued compensation and related liabilities	—	(25,961)	(10,170)	(1,145)	—	(37,276)
Accrued liabilities and other	—	(2,906)	(19,352)	(1,418)	—	(23,676)
Income taxes, current	—	3,163	37,145	234	—	40,542
Net cash provided by (used in) operating activities	158,870	(44,089)	177,313	3,585	(138,091)	157,588

Cash flows from investing activities:
Capital expenditures	—	(43,130)	(30,268)	(5,182)	—	(78,580)
Proceeds from redemption of marketable securities	—	—	—	109,612	—	109,612
Purchase of marketable securities and investments	—	(4,161)	(29,496)	(103,805)	17,733	(119,729)
Acquisitions of businesses, net of cash acquired	—	(905)	60	(10,146)	—	(10,991)
Other, net	(156,282)	166,037	(132,771)	1,740	120,358	(918)
Net cash (used in) provided by investing activities	(156,282)	117,841	(192,475)	(7,781)	138,091	(100,606)

Cash flows from financing activities:
Issuance of commercial paper, net	—	163,800	—	—	—	163,800
Proceeds from issuance of debt	—	—	(2,000)	2,000	—	—
Repayment of debt	—	(250,000)	—	—	—	(250,000)
Prepaid short-term debt financing fees	—	(8,625)	—	—	—	(8,625)
Proceeds from exercise of stock-based compensation awards	16,282	—	—	—	—	16,282
Repurchase of common stock	(18,870)	—	—	—	—	(18,870)
Other, net	—	385	—	—	—	385
Net cash (used in) provided by financing activities	(2,588)	(94,440)	(2,000)	2,000	—	(97,028)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(102)	—	(102)

Net decrease in cash and cash equivalents	—	(20,688)	(17,162)	(2,298)	—	(40,148)
Cash and cash equivalents at beginning of period	—	57,893	55,392	26,072	—	139,357
Cash and cash equivalents at end of period	$—	$37,205	$38,230	$23,774	$—	$99,209

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

RESULTS OF OPERATIONS

Cintas classifies its business into two reportable operating segments and places the remainder of its operating segments in an All Other category. Cintas’ two reportable operating segments are Uniform Rental and Facility Services and First Aid and Safety Services. The Uniform Rental and Facility Services operating segment consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops, and shop towels and other ancillary items. In addition to these rental items, restroom cleaning services and supplies and carpet and tile cleaning services are also provided within this operating segment. The First Aid and Safety Services operating segment consists of first aid and safety services. The remainder of Cintas’ business, which consists of Fire Protection Services and its Uniform Direct Sale business, is included in All Other. These operating segments consist of fire protection products and services and the direct sale of uniforms and related items. Revenue and income before income taxes for the three months ended August 31, 2017 and 2016 for the two reportable operating segments and All Other is presented in Note 12 entitled Segment Information of “Notes to Consolidated Condensed Financial Statements.”

On March 21, 2017, Cintas completed the acquisition of G&K Services, Inc. (G&K) for consideration of approximately $2.1 billion. G&K is now a wholly-owned subsidiary of Cintas that operates within the Uniform Rental and Facility Services operating segment. To finance the G&K acquisition, Cintas used a combination of new senior notes, a term loan, other borrowings under its existing credit facility and cash on hand. G&K's results of operations are included in Cintas' consolidated financial statements as of and from the date of acquisition. See Note 9 entitled Acquisitions of “Notes to Consolidated Condensed Financial Statements” for additional information.

During the three months ended August 31, 2017, Cintas sold a significant business, referred to as "Discontinued Services" and, as a result, its operations are classified as discontinued operations for all periods presented. See Note 13 entitled Discontinued Operations of “Notes to Consolidated Condensed Financial Statements” for more information.

Consolidated Results

Three Months Ended August 31, 2017 Compared to Three Months Ended August 31, 2016

Total revenue increased 27.2% for the three months ended August 31, 2017 over the same period in the prior fiscal year, from $1,266.7 million to $1,611.5 million. Revenue increased organically by 8.3% as a result of increased sales volume. Organic growth adjusts for the impact of acquisitions, foreign currency exchange rate fluctuations and workday differences. Total revenue was positively impacted by 18.9% due to acquisitions, primarily through the acquisition of G&K.

Uniform Rental and Facility Services reportable operating segment revenue increased 31.9% for the three months ended August 31, 2017 over the same period in the prior fiscal year, from $994.3 million to $1,311.8 million. Revenue increased organically by 8.1%. Revenue growth was positively impacted 23.8% due to acquisitions, primarily G&K. Growth was driven by many factors including new business sold by sales representatives, penetration of additional products and services into existing customers and strong customer retention.

Other revenue, consisting of revenue from the First Aid and Safety Services reportable operating segment and All Other, increased 10.0% for the three months ended August 31, 2017 compared to the same period in the prior fiscal year, from $272.4 million to $299.7 million. Revenue increased organically by 8.9%. Revenue growth was positively impacted by 1.1% due to growth derived through acquisitions in our First Aid and Safety Services reportable operating segment and our Fire Protection business, which is included in All Other.

Cost of uniform rental and facility services consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other ancillary items. Cost of uniform rental and facility services increased $169.8 million, or 31.6%, for the three months ended August 31, 2017, compared to the three months ended August 31, 2016. This increase was due to higher Uniform Rental and Facility Services reportable operating segment sales volume, including the newly acquired G&K sales volume.

Cost of other consists primarily of cost of goods sold (predominantly first aid and safety products, uniforms, and fire protection products), delivery expenses and distribution expenses in the First Aid and Safety Services reportable operating segment and All Other. Cost of other increased $12.2 million, or 7.9%, for the three months ended August 31, 2017, compared to the three months ended August 31, 2016. The increase was primarily due to higher sales volume in the First Aid and Safety Services reportable operating segment and All Other.

Selling and administrative expenses increased $116.6 million, or 31.5%, for the three months ended August 31, 2017, compared to the same period in the prior fiscal year. The increase was due to higher Uniform Rental and Facility Services and First Aid and Safety Services reportable operating segment sales volume, increased labor and other employee-partner related expenses as a result of the acquisition of G&K, increased amortization expense related to intangible assets acquired as a result of the G&K acquisition and increased costs related to investments in a new enterprise resource planning system. Operating income for the three months ended August 31, 2017 was negatively impacted by $4.0 million of transaction and integration expenses incurred in connection with the G&K acquisition. For the three months ended August 31, 2017, the after-tax effect of these transaction and integration expenses represents a negative impact of $0.03 per share on diluted earnings per share.

Net interest expense (interest expense less interest income) was $30.0 million for the three months ended August 31, 2017, compared to $14.1 million for the three months ended August 31, 2016. The increase was primarily due to the additional debt issued to finance the G&K acquisition.

Cintas’ effective tax rate for continuing operations was 26.5% and 28.2% for the three months ended August 31, 2017 and 2016, respectively. The effective tax rate for both periods was largely impacted by certain discrete items (primarily the tax accounting for stock-based compensation).

Net income from continuing operations for the three months ended August 31, 2017 increased $24.9 million, or 18.3%, compared to the three months ended August 31, 2016. Diluted earnings per share from continuing operations was $1.45 for the three months ended August 31, 2017, which was an increase of 16.9% compared to the same period in the prior fiscal year. Diluted earnings per share from continuing operations increased due to the increase in earnings from continuing operations.

Uniform Rental and Facility Services Reportable Operating Segment

Three Months Ended August 31, 2017 Compared to Three Months Ended August 31, 2016

Uniform Rental and Facility Services reportable operating segment revenue increased from $994.3 million to $1,311.8 million, or 31.9%, for the three months ended August 31, 2017, over the same period in the prior fiscal year, and the cost of uniform rental and facility services increased $169.8 million, or 31.6%. Revenue increased organically by 8.1%. The reportable operating segment’s gross margin was $604.9 million, or 46.1% of revenue. The gross margin was 10 basis points higher than the prior fiscal year’s first quarter gross margin of 46.0%. The increase was driven by new business sold by sales representatives, penetration of additional products and services into existing customers and continuous improvement in process efficiency.

Selling and administrative expenses increased $112.4 million to 29.1% of revenue, compared to 27.1% in the first quarter of the prior fiscal year. This increase in expense was due primarily to increased labor and employee-partner related expenses incurred as a result of the G&K acquisition, increased amortization expense related to intangibles acquired as a result of the G&K acquisition and an investment in an enterprise resource planning system.

Income before income taxes increased $34.1 million, or 18.5%, for the Uniform Rental and Facility Services reportable operating segment for the three months ended August 31, 2017 compared to the same period in the prior fiscal year. Income before income taxes was 16.7% of the reportable operating segment’s revenue, which was a 190 basis point decrease compared to the first quarter of the prior fiscal year of 18.6%. This decrease was due to the increase in selling and administrative expenses, as previously discussed, and the G&K transaction expenses incurred during the quarter, which had a 30 basis point impact. The increases in expenses was partially offset by the increase in gross margin.

First Aid and Safety Services Reportable Operating Segment

Three Months Ended August 31, 2017 Compared to Three Months Ended August 31, 2016

First Aid and Safety Services reportable operating segment revenue increased from $124.8 million to $140.6 million, or 12.6%, for the three months ended August 31, 2017 over the same period in the prior fiscal year. Revenue increased organically by 11.9% as a result of increased sales volume. Total revenue was positively impacted by 0.7% due to acquisitions in the three months ended August 31, 2017 compared to the three months ended August 31, 2016. Growth was driven by many factors including new business sold by sales representatives, penetration of additional products and services into existing customers and strong customer retention.

Cost of first aid and safety services increased $6.1 million, or 9.0%, for the three months ended August 31, 2017, over the three months ended August 31, 2016, due to higher sales volume. The gross margin as a percent of revenue was 47.5% for the quarter ended August 31, 2017, which is an increase of 170 basis points compared to the gross margin as a percent of revenue of 45.8% in the same period of the prior fiscal year. The increase was driven primarily by improved sourcing, leveraging of existing warehouses and optimization of delivery routes, as a result of the ZEE Medical Inc. (ZEE) acquisition.

Selling and administrative expenses increased $1.7 million compared to the same quarter in the prior fiscal year. The increase was due primarily to increased labor. Selling and administrative expenses as a percent of revenue improved to 33.7% compared to 36.5% in the first quarter of the prior fiscal year. The decrease in selling and administrative expenses as a percent to revenue was due primarily to lower labor and employee-partner related expenses as a result of the ZEE acquisition.

Income before income taxes for the First Aid and Safety Services reportable operating segment increased $7.9 million to $19.4 million for the three months ended August 31, 2017, compared to the same period in the prior fiscal year, due to the growth in revenue, the improvement in the gross margin percentage and the growth of selling and administrative expenses being lower than revenue growth. Income before income taxes, at 13.8% of the reportable operating segment’s revenue, was a 460 basis point increase compared to the same quarter last fiscal year due to the reasons previously mentioned.

LIQUIDITY AND CAPITAL RESOURCES

The following is a summary of our cash flows and cash, cash equivalents and marketable securities as of and for the three months ended August 31, 2017 and 2016:

(In thousands)	2017	2016

Net cash provided by operating activities	$254,366	$157,588
Net cash provided by (used in) investing activities	$72,622	$(100,606)
Net cash used in financing activities	$(311,433)	$(97,028)

Cash and cash equivalents at the end of the period	$191,414	$99,209
Marketable securities at the end of the period	$21,626	$64,558

Cash, cash equivalents and marketable securities as of August 31, 2017 and 2016 include $125.7 million and $88.3 million, respectively, that is located outside of the United States. We expect to use these amounts to fund our international operations and international expansion activities.

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

Net cash provided by operating activities was $254.4 million for the three months ended August 31, 2017, an increase of $96.8 million compared to the three months ended August 31, 2016. The increase was the result of higher net income offset by changes in working capital.

Net cash provided by investing activities includes capital expenditures, proceeds from the sale of businesses and cash paid for acquisitions of businesses. Capital expenditures were $62.5 million and $78.6 million for the three months ended August 31, 2017 and 2016, respectively. Capital expenditures in fiscal 2018 primarily relate to expansion efforts in the Uniform Rental and Facility Services reportable operating segment, representing $51.5 million of the current year amount. Cash paid for acquisitions of businesses was $0.3 million and $11.0 million for the three months ended August 31, 2017 and 2016, respectively. The acquisitions during the three months ended August 31, 2017 occurred in our Uniform Rental and Facility Services and First Aid and Safety Services reportable operating segments. For the three months ended August 31, 2017, investing activities included proceeds of $128.5 million related to the sale of Discontinued Services. Net cash provided by investing activities also includes net proceeds from purchases and redemptions of marketable securities and investments of $7.2 million for the three months ended August 31, 2017. For the three months ended August 31, 2016, net cash used in investing activities includes net purchases of marketable securities and investments of $10.1 million.

Net cash used in financing activities was $311.4 million and $97.0 million for the three months ended August 31, 2017 and 2016, respectively. On August 4, 2015, we announced that the Board of Directors authorized a $500.0 million share buyback program. During the three months ended August 31, 2016, under the August 4, 2015 share buyback plan, we purchased 0.1 million shares at an average price of $94.11 per share for a total purchase price of $3.7 million. This completed the August 4, 2015 program through which Cintas purchased a total of 5.7 million shares of Cintas common stock at an average price of $87.89 for a total purchase price of $500.0 million. On August 2, 2016, we announced that the Board of Directors authorized a new $500.0 million share buyback program, which does not have an expiration date. As of August 31, 2017, no share buybacks have occurred under the August 2, 2016 program and there were no share buybacks under this program subsequent to August 31, 2017 through October 6, 2017. In addition, for the three months ended August 31, 2017, Cintas acquired 0.3 million shares of Cintas common stock for employee payroll taxes due on restricted stock awards that vested during the three months ended August 31, 2017. These shares were acquired at an average price of $128.70 per share for a total purchase price of $35.0 million.

During the three months ended August 31, 2016, Cintas paid $8.6 million in prepaid short term debt financing fees related to bridge loan financing in connection with the entry into the merger agreement among Cintas, G&K and Bravo Merger Sub, Inc., a wholly-owned subsidiary of Cintas, pursuant to which Cintas would acquire all outstanding shares of G&K Services for $97.50 per share in cash, for a total enterprise value of approximately $2.1 billion, including acquired net debt.

During the three months ended August 31, 2017, Cintas made payments of $43.0 million, net on commercial paper borrowings and paid off the term loan balance of $250.0 million with cash on hand. On June 1, 2016, Cintas paid the $250.0 million five-year senior notes that matured on that date with cash on hand and proceeds from the issuance of commercial paper.

The following table summarizes Cintas' outstanding debt:

(In thousands)	Interest Rate		Fiscal Year Issued	Fiscal Year Maturity	August 31, 2017	May 31, 2017

Debt due within one year
Senior notes	6.13%		2008	2018	$300,000	$300,000
Commercial paper	1.40%	(1)	Various	Various	7,500	50,500
Current portion of term loan	2.00%	(2)	2017	2018	—	12,500
Debt issuance costs					(50)	(100)
Total debt due within one year					$307,450	$362,900

Debt due after one year
Senior notes	4.30%		2012	2022	250,000	250,000
Senior notes	2.90%		2017	2022	650,000	650,000
Senior notes	3.25%		2013	2023	300,000	300,000
Senior notes (3)	2.78%		2013	2023	52,446	52,554
Senior notes (4)	3.11%		2015	2025	52,560	52,645
Senior notes	3.70%		2017	2027	1,000,000	1,000,000
Senior notes	6.15%		2007	2037	250,000	250,000
Long-term portion of term loan	2.00%	(2)	2017	2022	—	237,500
Debt issuance costs					(21,334)	(22,075)
Total debt due after one year					$2,533,672	$2,770,624

(1) Variable rate debt instrument. The rate presented is the variable borrowing rate at August 31, 2017.
(2) Variable rate debt instrument. The rate presented is the variable borrowing rate at May 31, 2017.
(3) Cintas assumed these senior notes with the acquisition of G&K in the fourth quarter of fiscal 2017, and they were recorded at fair value. The interest rate shown above is the effective interest rate. The principal amount of these notes is $50.0 million with a stated interest rate of 3.73%.
(4) Cintas assumed these senior notes with the acquisition of G&K in the fourth quarter of fiscal 2017, and they were recorded at fair value. The interest rate shown above is the effective interest rate. The principal amount of these notes is $50.0 million with a stated interest rate of 3.88%.

The credit agreement that supports our commercial paper program was amended on September 16, 2016. The amendment increased the capacity of the revolving credit facility from $450.0 million to $600.0 million and added a $250.0 million term loan facility. The existing term loan facility was paid in full as of August 31, 2017. The credit agreement has an accordion feature that provides Cintas the ability to request increases to the borrowing commitments under either the revolving credit facility or a new term loan of up to $250.0 million in the aggregate, subject to customary conditions. The maturity date of the agreement is September 15, 2021. As of August 31, 2017, there was $7.5 million of commercial paper outstanding with a weighted average interest rate of 1.40% and maturity dates less than 30 days and no borrowings on our revolving credit facility. As of May 31, 2017, there was $50.5 million of commercial paper outstanding with a weighted average interest rate of 1.24% and maturity dates less than 30 days and no borrowings on our revolving credit facility. The fair value of the commercial paper is estimated using Level 2 inputs based on general market prices. Given its short-term nature, the carrying value of the outstanding commercial paper approximates fair value.

Cintas has $300.0 million of 6.13% senior notes recorded in current liabilities that mature on December 1, 2018. We plan to pay this senior note maturity with cash on hand and the proceeds from the issuance of commercial paper.

Cintas has certain covenants related to debt agreements. These covenants limit our ability to incur certain liens, to engage in sale-leaseback transactions and to merge, consolidate or sell all or substantially all of Cintas' assets. These covenants also require Cintas to maintain certain debt to earnings before interest, taxes, depreciation and amortization (EBITDA) and interest coverage ratios. Cross-default provisions exist between certain debt instruments. If a default of a significant covenant were to occur, the default could result in an acceleration of the maturity of the indebtedness, impair liquidity and limit the ability to raise future capital. As of August 31, 2017, Cintas was in compliance with all debt covenants.

Our access to the commercial paper and long-term debt markets has historically provided us with sources of liquidity.  We do not anticipate having difficulty in obtaining financing from those markets in the future in view of our favorable experiences in the debt markets in the recent past. Our ability to continue to access the commercial paper and long-term debt markets on favorable interest rate and other terms will depend, to a significant degree, on the ratings assigned by the credit rating agencies to our indebtedness. As of August 31, 2017, our ratings were as follows:

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements.  Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “predicts,” “projects,” “plans,” “expects,” “intends,” “target,” “forecast,” “believes,” “seeks,” “could,” “should,” “may” and “will” or the negative versions thereof and similar words, terms and expressions and by the context in which they are used.  Such statements are based upon current expectations of Cintas and speak only as of the date made.  You should not place undue reliance on any forward-looking statement.  We cannot guarantee that any forward-looking statement will be realized.  These statements are subject to various risks, uncertainties, potentially inaccurate assumptions and other factors that could cause actual results to differ from those set forth in or implied by this Quarterly Report.  Factors that might cause such a difference include, but are not limited to, risks inherent with the G&K transaction in the achievement of cost synergies and the timing thereof, including whether the transaction will be accretive and within the expected timeframe and the actual amounts of future transaction and integration expenses; the possibility of greater than anticipated operating costs including energy and fuel costs; lower sales volumes; loss of customers due to outsourcing trends; the performance and costs of integration of acquisitions, including G&K; fluctuations in costs of materials and labor including increased medical costs; costs and possible effects of union organizing activities; failure to comply with government regulations concerning employment discrimination, employee pay and benefits and employee health and safety; the effect on operations of exchange rate fluctuations, tariffs and other political, economic and regulatory risks; uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation; the cost, results and ongoing assessment of internal controls for financial reporting required by the Sarbanes-Oxley Act of 2002; costs of our SAP system implementation; disruptions caused by the inaccessibility of computer systems data, including cybersecurity risks; the initiation or outcome of litigation, investigations or other proceedings; higher assumed sourcing or distribution costs of products; the disruption of operations from catastrophic or extraordinary events, including the negative impacts from hurricanes Harvey and Irma; the amount and timing of repurchases of our common stock, if any; changes in federal and state tax and labor laws; and the reactions of competitors in terms of price and service. Cintas undertakes no obligation to publicly release any revisions to any forward-looking statements or to otherwise update any forward-looking statements whether as a result of new information or to reflect events, circumstances or any other unanticipated developments arising after the date on which such statements are made.  A further list and description of risks, uncertainties and other matters can be found in our Annual Report on Form 10-K for the year ended May 31, 2017 and in our reports on Forms 10-Q and 8-K.  The risks and uncertainties described herein are not the only ones we may face. Additional risks and uncertainties presently not known to us or that we currently believe to be immaterial may also harm our business.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In our normal operations, Cintas has market risk exposure to interest rates. There has been no material change to this market risk exposure to interest rates from that which was previously disclosed on page 28 of our Annual Report on Form 10-K for the year ended May 31, 2017.

Through its foreign operations, Cintas is exposed to foreign currency risk. Foreign currency exposures arise from transactions denominated in a currency other than the functional currency and from foreign currency denominated revenue and profit translated into U.S. dollars. The primary foreign currency to which Cintas is exposed is the Canadian dollar.

ITEM 4.
CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

With the participation of Cintas’ management, including Cintas’ Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, Cintas has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of August 31, 2017.  Based on such evaluation, Cintas’ management, including Cintas’ Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, has concluded that Cintas’ disclosure controls and procedures were effective as of August 31, 2017, in ensuring (i) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is accumulated and communicated to Cintas’ management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in Cintas’ internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended August 31, 2017, that have materially affected, or are reasonably likely to materially affect, Cintas' internal control over financial reporting.

Part II.  Other Information

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Period (In millions, except share and per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan (1)	Maximum approximate dollar value of shares that may yet be purchased under the plan (1)

June 1 - 30, 2017(2)	1,058	$125.82	—	$500.0
July 1 - 31, 2017 (3)	267,082	$128.65	—	$500.0
August 1 - 31, 2017(4)	3,950	$132.96	—	$500.0
Total	272,090	$128.70	—	$500.0

(1) On August 2, 2016, Cintas announced that the Board of Directors authorized a $500.0 million share buyback program, which does not have an expiration date.
(2) During June 2017, Cintas acquired 1,058 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $125.82 per share for a total purchase price of $0.1 million.
(3) During July 2017, Cintas acquired 267,082 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $128.65 per share for a total purchase price of $34.4 million.
(4) During August 2017, Cintas acquired 3,950 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $132.96 per share for a total purchase price of $0.5 million.

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

CINTAS CORPORATION
(Registrant)

Date:	October 6, 2017	/s/	J. Michael Hansen

J. Michael Hansen
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)