Form 10-Q
period 2017-11-30
CINTAS CORP
filed 2018-01-05
CIK 723254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2017
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

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes      No     ✓

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding December 31, 2017
Common Stock, no par value	106,488,799

CINTAS CORPORATION

CINTAS CORPORATION
ITEM 1. FINANCIAL STATEMENTS.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
(In thousands except per share data)

	Three Months Ended		Six Months Ended
	November 30, 2017	November 30, 2016	November 30, 2017	November 30, 2016
Revenue:
Uniform rental and facility services	$1,308,038	$1,000,015	$2,619,822	$1,994,297
Other	298,403	271,062	598,122	543,430
	1,606,441	1,271,077	3,217,944	2,537,727
Costs and expenses:
Cost of uniform rental and facility services	723,960	551,498	1,430,823	1,088,595
Cost of other	166,112	154,361	331,399	307,487
Selling and administrative expenses	468,084	361,415	954,367	731,118
G&K Services, Inc. transaction and integration expenses	13,074	3,347	17,045	6,134

Operating income	235,211	200,456	484,310	404,393

Interest income	(291)	(31)	(588)	(96)
Interest expense	29,129	13,267	59,446	27,439

Income before income taxes	206,373	187,220	425,452	377,050
Income taxes	68,636	65,270	126,607	118,892
Income from continuing operations	137,737	121,950	298,845	258,158
(Loss) income from discontinued operations, net of tax benefit of $624 and tax expense of $9,851, $41,103 and $10,992, respectively	(628)	18,427	55,475	20,310
Net income	$137,109	$140,377	$354,320	$278,468

Basic earnings (loss) per share:
Continuing operations	$1.27	$1.15	$2.77	$2.42
Discontinued operations	(0.01)	0.17	0.51	0.19
Basic earnings per share	$1.26	$1.32	$3.28	$2.61

Diluted earnings (loss) per share:
Continuing operations	$1.24	$1.12	$2.69	$2.36
Discontinued operations	(0.01)	0.17	0.50	0.19
Diluted earnings per share	$1.23	$1.29	$3.19	$2.55

Dividends declared per share	$1.62	$1.33	$1.62	$1.33

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	November 30, 2017	November 30, 2016	November 30, 2017	November 30, 2016

Net income	$137,109	$140,377	$354,320	$278,468

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(11,374)	(7,650)	23,810	(7,535)
Change in fair value of cash flow hedges	—	26,390	—	14,353
Amortization of interest rate lock agreements	(172)	385	(344)	770
Change in fair value of available-for-sale securities	(20)	1	—	—

Other comprehensive (loss) income	(11,566)	19,126	23,466	7,588

Comprehensive income	$125,543	$159,503	$377,786	$286,056

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands except share data)

	November 30, 2017	May 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$236,002	$169,266
Marketable securities	22,732	22,219
Accounts receivable, net	763,555	736,008
Inventories, net	272,830	278,218
Uniforms and other rental items in service	674,572	635,702
Income taxes, current	35,700	44,320
Prepaid expenses and other current assets	38,058	30,132
Assets held for sale	—	38,613
Total current assets	2,043,449	1,954,478

Property and equipment, net	1,353,159	1,323,501

Investments	175,663	164,788
Goodwill	2,811,796	2,782,335
Service contracts, net	565,574	586,988
Other assets, net	29,160	31,967
	$6,978,801	$6,844,057

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$162,981	$177,051
Accrued compensation and related liabilities	113,430	149,635
Accrued liabilities	577,960	429,809
Debt due within one year	300,000	362,900
Liabilities held for sale	—	11,457
Total current liabilities	1,154,371	1,130,852

Long-term liabilities:
Debt due after one year	2,534,222	2,770,624
Deferred income taxes	539,043	469,328
Accrued liabilities	198,132	170,460
Total long-term liabilities	3,271,397	3,410,412

Shareholders’ equity:
Preferred stock, no par value:	—	—
100,000 shares authorized, none outstanding
Common stock, no par value:	600,563	485,068
425,000,000 shares authorized
FY 2018: 182,338,749 issued and 106,470,073 outstanding
FY 2017: 180,992,605 issued and 105,400,629 outstanding
Paid-in capital	192,191	223,924
Retained earnings	5,349,539	5,170,830
Treasury stock:	(3,609,697)	(3,574,000)
FY 2018: 75,868,676 shares
FY 2017: 75,591,976 shares
Accumulated other comprehensive income (loss)	20,437	(3,029)
Total shareholders’ equity	2,553,033	2,302,793
	$6,978,801	$6,844,057

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	November 30, 2017	November 30, 2016
Cash flows from operating activities:
Net income	$354,320	$278,468
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	107,578	79,590
Amortization of intangible assets	31,261	7,460
Stock-based compensation	55,204	39,582
Gain on sale of business	(99,060)	—
Gain on Shred-it	—	(25,876)
Deferred income taxes	42,162	(3,833)
Change in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(24,800)	(44,920)
Inventories, net	2,595	(14,616)
Uniforms and other rental items in service	(33,294)	(4,315)
Prepaid expenses and other current assets	(18,573)	(1,952)
Accounts payable	(8,706)	15,451
Accrued compensation and related liabilities	(36,480)	(18,936)
Accrued liabilities and other	(1,940)	(4,866)
Income taxes, current	8,742	484
Net cash provided by operating activities	379,009	301,721

Cash flows from investing activities:
Capital expenditures	(132,466)	(155,173)
Proceeds from redemption of marketable securities	100,259	172,968
Purchase of marketable securities and investments	(99,877)	(118,270)
Proceeds from sale of business	127,835	—
Proceeds from sale of investment in Shred-it	—	25,876
Acquisitions of businesses, net of cash acquired	(1,099)	(17,778)
Other, net	(870)	332
Net cash used in investing activities	(6,218)	(92,045)

Cash flows from financing activities:
(Payments) issuance of commercial paper, net	(50,500)	66,000
Repayment of debt	(250,000)	(250,000)
Prepaid short-term debt financing fees	—	(13,495)
Proceeds from exercise of stock-based compensation awards	28,558	19,225
Repurchase of common stock	(35,697)	(19,230)
Other, net	(1,882)	(5,572)
Net cash used in financing activities	(309,521)	(203,072)

Effect of exchange rate changes on cash and cash equivalents	3,466	(2,388)

Net increase in cash and cash equivalents	66,736	4,216

Cash and cash equivalents at beginning of period	169,266	139,357

Cash and cash equivalents at end of period	$236,002	$143,573

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

During the three months ended August 31, 2017, Cintas sold a significant business, referred to as "Discontinued Services," and as a result, its operations are classified as discontinued operations for all periods presented. See Note 13 entitled Discontinued Operations for more information.

Inventories, net are measured at the lower of cost (first-in, first-out) or net realizable value. Inventory is comprised of the following amounts at:

(In thousands)	November 30, 2017	May 31, 2017

Raw materials	$16,231	$17,528
Work in process	23,199	17,951
Finished goods	233,400	242,739
	$272,830	$278,218
Inventories are recorded net of reserves for obsolete inventory of $37.5 million and $38.3 million at November 30, 2017 and May 31, 2017, respectively.

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

Based on our preliminary analysis, we currently do not believe the adoption of this guidance will have a material impact on our consolidated condensed financial statements. Based on our evaluation of each revenue stream, we believe that most revenue transactions will be accounted for in a manner substantially consistent with existing guidance. The majority of our business services revenue transactions represent a series of distinct services over the term of the contract where performance obligations are the same each day. We will continue to evaluate the impact of this guidance on our consolidated condensed financial statements, disclosures, and internal controls. Our preliminary assessments are subject to change. Cintas plans to adopt the standard as of the first quarter of fiscal year 2019 using the modified retrospective adoption alternative under this standard, and therefore, it is anticipated we will record a cumulative adjustment to retained earnings as of June 1, 2018.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. Topic 842 supersedes the previous leases standard, Accounting Standards Codification (ASC) 840, "Leases." This guidance is effective for reporting periods beginning after December 15, 2018, however, early adoption is permitted. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Cintas is currently evaluating the impact that ASU 2016-02 will have on its consolidated condensed financial statements.

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

3.             Fair Value Measurements

All financial instruments that are measured at fair value on a recurring basis have been classified within the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the consolidated condensed balance sheet date. These financial instruments measured at fair value on a recurring basis are summarized below:

	As of November 30, 2017
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$236,002	$—	$—	$236,002
Marketable securities:
Canadian treasury securities	—	22,732	—	22,732
Total assets at fair value	$236,002	$22,732	$—	$258,734

	As of May 31, 2017
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$169,266	$—	$—	$169,266
Marketable securities:
Canadian treasury securities	—	22,219	—	22,219
Total assets at fair value	$169,266	$22,219	$—	$191,485

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

Interest, realized gains and losses and declines in value determined to be other than temporary on available-for-sale securities are included in interest income or expense. The cost of the securities sold is based on the specific identification method. The amortized cost basis of marketable securities as of November 30, 2017 and May 31, 2017 was $22.7 million and $22.2 million, respectively. All outstanding marketable securities as of November 30, 2017 and May 31, 2017 had contractual maturities due within one year.
The methods described above may produce a fair value that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while Cintas believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the consolidated condensed balance sheet dates.
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis as required under GAAP. The Company's acquisition of G&K in the fourth quarter of fiscal 2017 was recorded at fair value. See Note 9 entitled Acquisitions for additional information on the measurement of the G&K assets acquired and liabilities assumed. There were no material acquisitions during the six months ended November 30, 2017.

4.             Investments

Investments at November 30, 2017 of $175.7 million include the cash surrender value of insurance policies of $151.3 million, equity method investments of $19.4 million and cost method investments of $5.0 million. Investments at May 31, 2017 of $164.8 million include the cash surrender value of insurance policies of $144.0 million, equity method investments of $15.8 million and cost method investments of $5.0 million.

Investments are generally evaluated for impairment on an annual basis or when indicators of impairment exist. For the six months ended November 30, 2017 and 2016, no impairment losses were recorded.

5.             Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations using the two-class method for amounts attributable to Cintas’ common shares:

	Three Months Ended		Six Months Ended
Basic Earnings per Share from Continuing Operations (in thousands except per share data)	November 30, 2017	November 30, 2016	November 30, 2017	November 30, 2016

Income from continuing operations	$137,737	$121,950	$298,845	$258,158
Less: income from continuing operations allocated to participating securities	2,111	1,923	5,298	4,775
Income from continuing operations available to common shareholders	$135,626	$120,027	$293,547	$253,383
Basic weighted average common shares outstanding	106,340	104,957	106,039	104,719

Basic earnings per share from continuing operations	$1.27	$1.15	$2.77	$2.42

	Three Months Ended		Six Months Ended
Diluted Earnings per Share from Continuing Operations (in thousands except per share data)	November 30, 2017	November 30, 2016	November 30, 2017	November 30, 2016

Income from continuing operations	$137,737	$121,950	$298,845	$258,158
Less: income from continuing operations allocated to participating securities	2,111	1,923	5,298	4,775
Income from continuing operations available to common shareholders	$135,626	$120,027	$293,547	$253,383
Basic weighted average common shares outstanding	106,340	104,957	106,039	104,719
Effect of dilutive securities – employee stock options	3,478	2,690	2,899	2,559
Diluted weighted average common shares outstanding	109,818	107,647	108,938	107,278

Diluted earnings per share from continuing operations	$1.24	$1.12	$2.69	$2.36

For the three months ended November 30, 2017, both basic and diluted loss per share from discontinued operations were $0.01. Both basic and diluted earnings per share from discontinued operations were $0.17 for the three months ended November 30, 2016. For the six months ended November 30, 2017, basic and diluted earnings per share from discontinued operations were $0.51 and $0.50, respectively. Both basic and diluted earnings per share from discontinued operations were $0.19 for the six months ended November 30, 2016.

For the three months ended November 30, 2017 and 2016, options granted to purchase 0.5 million and 0.7 million shares of Cintas common stock, respectively, were excluded from the computation of diluted earnings per share. For both the six months ended November 30, 2017 and 2016, options granted to purchase 0.6 million shares of Cintas common stock were excluded from the computation of diluted earnings per share. The exercise prices of these options were greater than the average market price of the common stock (anti-dilutive).

On August 2, 2016, Cintas announced that the Board of Directors authorized a $500.0 million share buyback program, which does not have an expiration date. As of November 30, 2017, no share buybacks have occurred under the August 2, 2016 program and there were no share buybacks under this program subsequent to November 30, 2017 through January 5, 2018.

For the six months ended November 30, 2017, Cintas acquired 0.3 million shares of Cintas common stock for employee payroll taxes due on restricted stock awards that vested during the six months ended November 30, 2017. These shares were acquired at an average price of $129.01 per share for a total purchase price of $35.7 million.

6.             Goodwill, Service Contracts and Other Assets

Changes in the carrying amount of goodwill and service contracts for the six months ended November 30, 2017, by reportable operating segment and All Other, are as follows:

Goodwill (in thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Total

Balance as of June 1, 2017	$2,448,070	$243,112	$91,153	$2,782,335
Goodwill acquired (1)	27,107	73	426	27,606
Foreign currency translation	927	891	37	1,855
Balance as of November 30, 2017	$2,476,104	$244,076	$91,616	$2,811,796

(1) Adjustments to the G&K preliminary purchase price allocation represent $27.1 million of the acquired goodwill in the Uniform Rental and Facility Services reportable operating segment. See Note 9 entitled Acquisitions for more information.

Service Contracts (in thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Total

Balance as of June 1, 2017	$529,923	$30,062	$27,003	$586,988
Service contracts acquired	32	411	533	976
Service contracts amortization	(21,946)	(1,927)	(2,364)	(26,237)
Foreign currency translation	3,748	99	—	3,847
Balance as of November 30, 2017	$511,757	$28,645	$25,172	$565,574

Information regarding Cintas’ service contracts and other assets is as follows:

	As of November 30, 2017
(In thousands)	Carrying Amount	Accumulated Amortization	Net

Service contracts	$917,072	$351,498	$565,574

Noncompete and consulting agreements	$40,913	$39,588	$1,325
Other	35,711	7,876	27,835
Total other assets	$76,624	$47,464	$29,160

	As of May 31, 2017
(In thousands)	Carrying Amount	Accumulated Amortization	Net

Service contracts	$911,273	$324,285	$586,988

Noncompete and consulting agreements	$40,743	$39,244	$1,499
Other	34,890	4,422	30,468
Total other assets	$75,633	$43,666	$31,967

Amortization expense for service contracts and other assets for continuing operations was $15.6 million and $3.2 million for the three months ended November 30, 2017 and 2016, respectively. Amortization expense for service contracts and other assets for continuing operations was $29.8 million and $6.4 million for the six months ended November 30, 2017 and 2016, respectively. Estimated amortization expense for service contracts and other assets excluding any future acquisitions, for each of the next five full fiscal years and thereafter is $61.3 million, $61.0 million, $59.6 million, $53.8 million, $51.8 million and $248.3 million, respectively. The increase in amortization expense in the current year and for the next five years over past fiscal years is the result of the G&K acquisition.

7.             Debt, Derivatives and Hedging Activities

Cintas' debt is summarized as follows:

(In thousands)	Interest Rate		Fiscal Year Issued	Fiscal Year Maturity	November 30, 2017	May 31, 2017

Debt due within one year
Senior notes	6.13%		2008	2018	$300,000	$300,000
Commercial paper	1.24%	(1)	Various	Various	—	50,500
Current portion of term loan	2.00%	(1)	2017	2018	—	12,500
Debt issuance costs					—	(100)
Total debt due within one year					$300,000	$362,900

Debt due after one year
Senior notes	4.30%		2012	2022	$250,000	$250,000
Senior notes	2.90%		2017	2022	650,000	650,000
Senior notes	3.25%		2013	2023	300,000	300,000
Senior notes (2)	2.78%		2013	2023	52,337	52,554
Senior notes (3)	3.11%		2015	2025	52,476	52,645
Senior notes	3.70%		2017	2027	1,000,000	1,000,000
Senior notes	6.15%		2007	2037	250,000	250,000
Long-term portion of term loan	2.00%	(1)	2017	2022	—	237,500
Debt issuance costs					(20,591)	(22,075)
Total debt due after one year					$2,534,222	$2,770,624

(1) Variable rate debt instrument. The rate presented is the variable borrowing rate at May 31, 2017.
(2) Cintas assumed these senior notes with the acquisition of G&K in the fourth quarter of fiscal 2017, and they were recorded at fair value. The interest rate shown above is the effective interest rate. The principal amount of these notes is $50.0 million with a stated interest rate of 3.73%.
(3) Cintas assumed these senior notes with the acquisition of G&K in the fourth quarter of fiscal 2017, and they were recorded at fair value. The interest rate shown above is the effective interest rate. The principal amount of these notes is $50.0 million with a stated interest rate of 3.88%.

Cintas' senior notes, excluding the G&K senior notes assumed with the acquisition of G&K in fiscal 2017, and term loan are recorded at cost, net of debt issuance costs. The fair value of the long-term debt is estimated using Level 2 inputs based on general market prices. The carrying value and fair value of Cintas' debt as of November 30, 2017 were $2,854.8 million and $2,985.2 million, respectively, and as of May 31, 2017 were $3,156.0 million and $3,296.8 million, respectively. During the six months ended November 30, 2017, Cintas made payments of $50.5 million, net on commercial paper borrowings and paid off the term loan balance of $250.0 million with cash on hand. On December 1, 2017, in accordance with the terms of the notes, Cintas paid the $300.0 million aggregate principal amount of its 6.13% 10-year senior notes that matured on that date with cash on hand and $265.0 million in proceeds from the issuance of commercial paper.

The credit agreement that supports our commercial paper program was amended on September 16, 2016. The amendment increased the capacity of the revolving credit facility from $450.0 million to $600.0 million and added a $250.0 million term loan facility. The existing term loan facility was paid in full as of the first quarter of fiscal 2018. The credit agreement has an accordion feature that provides Cintas the ability to request increases to the borrowing commitments under either the revolving credit facility or a new term loan of up to $250.0 million in the aggregate, subject to customary conditions. The maturity date of the credit agreement is September 15, 2021. As of November 30, 2017, there was no commercial paper outstanding and no borrowings on our revolving credit facility. As of May 31, 2017, there was $50.5 million of commercial paper outstanding with a weighted average interest rate of 1.24% and maturity dates less than 30 days and no borrowings on our revolving credit facility. The fair value of the commercial paper is estimated using Level 2 inputs based on general market prices. Given its short-term nature, the carrying value of the outstanding commercial paper approximates fair value.

Cintas uses interest rate locks to manage our overall interest expense as interest rate locks effectively change the interest rate of specific debt issuances. The interest rate locks are entered into to protect against unfavorable movements in the benchmark treasury rate related to forecasted debt issuances. Cintas used interest rate lock agreements to hedge against movements in the treasury rates at the time Cintas issued its senior notes in fiscal 2007, fiscal 2008, fiscal 2012, fiscal 2013 and fiscal 2017. The amortization of the cash flow hedges resulted in a decrease to other comprehensive income of $0.1 million for the three months ended November 30, 2017 and an increase to other comprehensive income of $0.4 million for the three months ended November 30, 2016. For the six months ended November 30, 2017 and 2016, the amortization of the cash flow hedges resulted in a decrease to other comprehensive income of $0.3 million and an increase to other comprehensive income of $0.8 million, respectively.

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

8.             Income Taxes

In the normal course of business, Cintas provides for uncertain tax positions and the related interest and adjusts its unrecognized tax benefits and accrued interest accordingly. As of November 30, 2017 and May 31, 2017, recorded unrecognized tax benefits were $18.7 million and $12.6 million, respectively, and are included in long-term accrued liabilities on the consolidated condensed balance sheet. The increase in the liability for the six months ended November 30, 2017 is primarily related to an adjustment to the preliminary purchase price allocation for the G&K acquisition.

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

Cintas’ effective tax rate for continuing operations was 33.3% and 34.9% for the three months ended November 30, 2017 and 2016, respectively. For the six months ended November 30, 2017 and 2016, Cintas' effective tax rate for continuing operations was 29.8% and 31.5%, respectively. The effective tax rate for all periods was largely impacted by certain discrete items (primarily the tax accounting for stock-based compensation).

On December 22, 2017, the President signed into legislation The Tax Cuts and Jobs Act (the Act).  The Act changes existing U.S. tax law and includes numerous provisions that will affect our business, including our income tax accounting, disclosure and tax compliance. We believe the most impactful changes within the Act provision are those that will reduce the U.S. corporate tax rates, business-related exclusions and deductions and credits. ASC 740, "Income Taxes" (Topic 740), requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. Consequently, as of the date of enactment, and during the three months ended February 28, 2018, we will remeasure all deferred tax assets and liabilities at the newly enacted Corporate U.S. income tax rate. We are currently evaluating the impact of the Act, which will include remeasuring the deferred tax assets and liabilities, the one-time transition tax, as well as evaluating our reinvestment assertion on all future earnings and profits of our foreign entities, and we will disclose the estimated impact upon recognition in the third quarter of fiscal 2018.

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
Cintas accounted for the G&K acquisition using the acquisition method. The preliminary allocation of the purchase price was determined by management with the assistance of third-party valuation specialists and was based on estimates of the fair value of assets acquired and liabilities assumed as of March 21, 2017. During the six months ended November 30, 2017, $28.3 million of adjustments related to deferred taxes and $1.2 million of adjustments related to income taxes, current were made to the preliminary purchase price allocation. Cintas is continuing to evaluate information to determine the fair value of acquired assets and liabilities. As of November 30, 2017, the purchase price allocation for the acquisition was preliminary and subject to completion. The components of the preliminary purchase price allocation, at fair value, are as follows:

Assets
Accounts receivable	$95,846
Inventories	30,254
Uniforms and other rental items in service	93,659
Income taxes, current	15,873
Prepaid expenses and other current assets	43,235
Property and equipment	254,035
Goodwill	1,520,295
Service contracts	519,000
Trade names	17,000
Other assets	15,585
Liabilities
Accounts payable	(53,220)
Accrued compensation and related liabilities	(9,594)
Accrued liabilities	(115,109)
Long-term accrued liabilities	(28,380)
G&K senior notes	(105,359)
Deferred income taxes	(214,702)
Total consideration	$2,078,418

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

The table below sets forth the preliminary valuation and amortization period of identifiable intangible assets:

Identifiable intangible assets	Preliminary Valuation	Amortization Period

Service contracts	$519,000	15 years
Trade names	17,000	3 years
Total	$536,000

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

The following unaudited pro forma information presents the combined financial results for Cintas and G&K as if the G&K acquisition had been completed at the beginning of Cintas’ prior fiscal year, June 1, 2016. Prior to the acquisition, G&K used a 52-week or 53-week fiscal year ending on the Saturday nearest June 30. The pro forma financial information set forth below for the three and six months ended November 30, 2016 includes G&K's quarterly and year to date results, respectively, for the periods of October 2, 2016 through December 31, 2016 and July 2, 2016 through December 31, 2016, adjusted for number of working days in Cintas' first and second quarters of fiscal 2017.

	Three Months Ended	Six Months Ended
(In thousands except per share data)	November 30, 2016	November 30, 2016

Net sales	$1,515,222	$3,026,600
Net income from continuing operations	$131,212	$277,625

Earnings from continuing operations per common share - diluted	$1.20	$2.54
The information above does not include the pro forma adjustments that would be required under Regulation S-X for pro forma financial information, and does not reflect future events that may occur after November 30, 2017 or any operating efficiencies or inefficiencies that may result from the G&K acquisition and related financing. Therefore, the information is not necessarily indicative of results that would have been achieved had the businesses been combined during the periods presented or the results that Cintas will experience going forward.

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

10. Pension Plans

In conjunction with the acquisition of G&K, Cintas assumed G&K's noncontributory frozen defined benefit pension plan (the Pension Plan) that covers substantially all G&K employees who were employed as of July 1, 2005, except certain employees who were covered by union-administered plans. Benefits are based on the number of years of service and each employee’s compensation near retirement. We will make annual contributions to the Pension Plan consistent with federal funding requirements. The Pension Plan was frozen by G&K effective December 31, 2006. Future growth in benefits will not occur beyond this date. Applicable accounting standards require that the consolidated condensed balance sheet reflect the funded status of the Pension Plan. The funded status of the Pension Plan is measured as the difference between the plan assets at fair value and the projected benefit obligation. The net pension liability at November 30, 2017 is included in long-term accrued liabilities on the consolidated condensed balance sheet. Unrecognized differences between actual amounts and estimates based on actuarial assumptions are included in accumulated other comprehensive income in our consolidated condensed balance sheet. The difference between actual amounts and estimates based on actuarial assumptions are recognized in other comprehensive income in the period in which they occur. The Pension Plan assumptions are evaluated annually and are updated as deemed necessary.

The components of net periodic pension cost recognized in other comprehensive income for the Pension Plan are as follows:

	Three Months Ended	Six Months Ended
(In thousands)	November 30, 2017	November 30, 2017

Interest cost	$711	$1,421
Expected return on assets	(716)	(1,432)
Amortization of net loss	—	—
Total net periodic benefit cost	$(5)	$(11)

11. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss), net of tax:

(In thousands)	Foreign Currency	Unrealized Income on Cash Flow Hedges	Other	Total

Balance at June 1, 2017	$(12,726)	$11,382	$(1,685)	$(3,029)
Other comprehensive income before reclassifications	35,184	—	20	35,204
Amounts reclassified from accumulated other comprehensive income (loss)	—	(172)	—	(172)
Net current period other comprehensive income (loss)	35,184	(172)	20	35,032
Balance at August 31, 2017	22,458	11,210	(1,665)	32,003
Other comprehensive loss before reclassifications	(11,374)	—	(20)	(11,394)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(172)	—	(172)
Net current period other comprehensive loss	(11,374)	(172)	(20)	(11,566)
Balance at November 30, 2017	$11,084	$11,038	$(1,685)	$20,437

(In thousands)	Foreign Currency	Unrealized Loss on Cash Flow Hedges	Other	Total

Balance at June 1, 2016	$(2,474)	$(20,830)	$(1,570)	$(24,874)
Other comprehensive income (loss) before reclassifications	115	(12,037)	(1)	(11,923)
Amounts reclassified from accumulated other comprehensive income (loss)	—	385	—	385
Net current period other comprehensive income (loss)	115	(11,652)	(1)	(11,538)
Balance at August 31, 2016	(2,359)	(32,482)	(1,571)	(36,412)
Other comprehensive (loss) income before reclassifications	(7,650)	26,390	1	18,741
Amounts reclassified from accumulated other comprehensive income (loss)	—	385	—	385
Net current period other comprehensive (loss) income	(7,650)	26,775	1	19,126
Balance at November 30, 2016	$(10,009)	$(5,707)	$(1,570)	$(17,286)

The following table summarizes the reclassifications out of accumulated other comprehensive income (loss):

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line in the Consolidated Condensed Statements of Income

	Three Months Ended		Six Months Ended
(In thousands)	November 30, 2017	November 30, 2016	November 30, 2017	November 30, 2016

Amortization of interest rate locks	$278	$(615)	$556	$(1,229)	Interest expense
Tax (expense) benefit	(106)	230	(212)	459	Income taxes
Amortization of interest rate locks, net of tax	$172	$(385)	$344	$(770)	Net income

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

Cintas evaluates the performance of each operating segment based on several factors of which the primary financial measures are operating segment revenue and income before income taxes. The accounting policies of the operating segments are the same as those described in Note 1 entitled Basis of Presentation. Information related to the operations of Cintas’ operating segments is set forth below:

(In thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Corporate (1)	Total

For the three months ended November 30, 2017
Revenue	$1,308,038	$139,090	$159,313	$—	$1,606,441
Income (loss) before income taxes	$203,814	$17,975	$13,422	$(28,838)	$206,373

For the three months ended November 30, 2016
Revenue	$1,000,015	$124,797	$146,265	$—	$1,271,077
Income (loss) before income taxes	$176,947	$14,779	$8,730	$(13,236)	$187,220

As of and for the six months ended November 30, 2017
Revenue	$2,619,822	$279,672	$318,450	$—	$3,217,944
Income (loss) before income taxes	$422,724	$37,386	$24,200	$(58,858)	$425,452
Total assets	$5,899,010	$467,902	$353,155	$258,734	$6,978,801

As of and for the six months ended November 30, 2016
Revenue	$1,994,297	$249,636	$293,794	$—	$2,537,727
Income (loss) before income taxes	$361,735	$26,290	$16,368	$(27,343)	$377,050
Total assets	$3,262,448	$443,151	$326,039	$182,941	$4,214,579
(1) Corporate assets include cash and marketable securities in all periods. Corporate assets as of November 30, 2016 include the assets of Discontinued Services, which were classified as held for sale at May 31, 2017 and sold during the six months ended November 30, 2017.

13.      Discontinued Operations

In fiscal 2018, Cintas sold a significant business referred to as Discontinued Services and received proceeds from the sale of $127.8 million. The results of Discontinued Services are included in discontinued operations for all periods presented. In accordance with the applicable accounting guidance for the disposal of long-lived assets and discontinued operations, the results of Discontinued Services have been excluded from both continuing operations and operating segment results for all periods presented.

During the three months ended November 30, 2016, we received additional proceeds related to contingent consideration on the sale of Shred-it. Cintas realized a pre-tax gain of $25.9 million as a result of the additional consideration received. As of November 30, 2017, Cintas still has the opportunity to receive additional consideration, subject to certain holdback provisions. Because of the uncertainty surrounding the holdback provision, this opportunity represents a gain contingency that has not been recorded.

Following is selected financial information included in net income from discontinued operations for Discontinued Services and Shred-it:

	Three Months Ended		Six Months Ended
(In thousands)	November 30, 2017	November 30, 2016 (1)	November 30, 2017	November 30, 2016 (1)

Revenue	$—	$25,845	$10,773	$53,326

(Loss) income before income taxes	(43)	2,402	(2,482)	5,426
Income tax benefit (expense)	18	(898)	920	(2,039)
(Loss) gain on sale of business	(1,209)	—	99,060	—
Gain on Shred-it	—	25,876	—	25,876
Income tax benefit (expense) on net gain	606	(8,953)	(42,023)	(8,953)
Net (loss) income from discontinued operations	$(628)	$18,427	$55,475	$20,310
(1) The results of Discontinued Services for the three and six months ended November 30, 2016 were previously included in continuing operations.

14.      G&K Services, Inc. Transaction and Integration Expenses

As a result of the acquisition of G&K in fiscal 2017, the Company incurred $13.1 million and $3.3 million in transaction and integration expenses during the three months ended November 30, 2017 and 2016, respectively, and $17.0 million and $6.1 million during the six months ended November 30, 2017 and 2016, respectively. The $13.1 million of costs incurred in the three months ended November 30, 2017 related to integration expenses directly related to the acquisition. During the six months ended November 30, 2017, the costs incurred related to $16.0 million of integration expenses directly related to the acquisition and $1.0 million of employee termination expenses recognized under ASC Topic 712, "Compensation - Nonretirement Postemployment Benefits." The costs incurred in the three and six months ended November 30, 2016 related to legal and professional fees directly related to the acquisition. As of November 30, 2017 and May 31, 2017, employee termination benefits included in accrued compensation and related liabilities on the consolidated condensed balance sheet was $15.7 million and $24.3 million, respectively. The amount of employee termination benefits paid during the three and six months ended November 30, 2017 was $3.6 million and $9.6 million, respectively.

15.      Supplemental Guarantor Information

Cintas Corporation No. 2 (Corp. 2) is the indirectly, wholly-owned principal operating subsidiary of Cintas. Corp. 2 is the issuer of the aggregate principal amount of the $2,857.5 million aggregate principal amount of senior notes outstanding as of November 30, 2017, which are unconditionally guaranteed, jointly and severally, by Cintas Corporation and certain wholly-owned, direct and indirect domestic subsidiaries.

As allowed by SEC rules, the following consolidating condensed financial statements are provided as an alternative to filing separate financial statements of the guarantors. Each of the subsidiaries presented in the following consolidating condensed financial statements has been fully consolidated in Cintas’ consolidated condensed financial statements. The following consolidating condensed financial statements should be read in conjunction with the consolidated condensed financial statements of Cintas and notes thereto of which this note is an integral part. During fiscal 2018, the Company sold Discontinued Services (see Note 13) previously included in Cintas Corporation and Corp. 2. The sale of Discontinued Services has been reflected as discontinued operations as of the beginning of the earliest period presented herein. Consolidating condensed financial statements for Cintas, Corp. 2, the subsidiary guarantors and non-guarantors are presented on the following pages:

Consolidating Condensed Income Statement
Three Months Ended November 30, 2017
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Uniform rental and facility services	$—	$1,086,667	$170,320	$100,933	$(49,882)	$1,308,038
Other	—	435,539	(313)	21,982	(158,805)	298,403
Equity in net income of affiliates	137,737	—	—	—	(137,737)	—
	137,737	1,522,206	170,007	122,915	(346,424)	1,606,441
Costs and expenses (income):
Cost of uniform rental and facility services	—	628,123	105,954	65,220	(75,337)	723,960
Cost of other	—	302,065	(25,046)	15,438	(126,345)	166,112
Selling and administrative expenses	—	528,369	(85,417)	31,211	(6,079)	468,084
G&K Services, Inc. transaction and integration expenses	—	4,192	8,319	563	—	13,074
Operating income	137,737	59,457	166,197	10,483	(138,663)	235,211

Interest income	—	(45)	(59)	(187)	—	(291)
Interest expense (income)	—	29,444	(313)	(2)	—	29,129

Income before income taxes	137,737	30,058	166,569	10,672	(138,663)	206,373
Income taxes	—	11,449	54,414	2,798	(25)	68,636
Income from continuing operations	137,737	18,609	112,155	7,874	(138,638)	137,737

Loss from discontinued operations, net of tax	(628)	(628)	—	—	628	(628)

Net income	$137,109	$17,981	$112,155	$7,874	$(138,010)	$137,109

Consolidating Condensed Income Statement
Three Months Ended November 30, 2016
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Uniform rental and facility services	$—	$835,892	$149,886	$57,610	$(43,373)	$1,000,015
Other	—	390,963	633	18,162	(138,696)	271,062
Equity in net income of affiliates	121,950	—	—	—	(121,950)	—
	121,950	1,226,855	150,519	75,772	(304,019)	1,271,077
Costs and expenses (income):
Cost of uniform rental and facility services	—	483,399	94,323	37,603	(63,827)	551,498
Cost of other	—	271,812	(19,549)	13,636	(111,538)	154,361
Selling and administrative expenses	—	398,592	(48,256)	18,703	(7,624)	361,415
G&K Services, Inc. transaction and integration expenses	—	—	3,347	—	—	3,347
Operating income	121,950	73,052	120,654	5,830	(121,030)	200,456

Interest income	—	—	(7)	(25)	1	(31)
Interest expense (income)	—	14,528	(1,176)	(85)	—	13,267

Income before income taxes	121,950	58,524	121,837	5,940	(121,031)	187,220
Income taxes	—	20,635	42,652	2,011	(28)	65,270
Income from continuing operations	121,950	37,889	79,185	3,929	(121,003)	121,950

Income from discontinued operations, net of tax	18,427	17,115	—	1,941	(19,056)	18,427

Net income	$140,377	$55,004	$79,185	$5,870	$(140,059)	$140,377

Consolidating Condensed Income Statement
Six Months Ended November 30, 2017
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Uniform rental and facility services	$—	$2,186,536	$335,215	$197,528	$(99,457)	$2,619,822
Other	—	862,841	(6)	42,290	(307,003)	598,122
Equity in net income of affiliates	298,845	—	—	—	(298,845)	—
	298,845	3,049,377	335,209	239,818	(705,305)	3,217,944
Costs and expenses (income):
Cost of uniform rental and facility services	—	1,250,271	204,973	125,737	(150,158)	1,430,823
Cost of other	—	590,984	(44,715)	30,173	(245,043)	331,399
Selling and administrative expenses	—	1,039,324	(132,955)	61,117	(13,119)	954,367
G&K Services, Inc. transaction and integration expenses	—	5,713	10,754	578	—	17,045
Operating income	298,845	163,085	297,152	22,213	(296,985)	484,310

Interest income	—	(76)	(158)	(354)	—	(588)
Interest expense (income)	—	60,005	(452)	(107)	—	59,446

Income before income taxes	298,845	103,156	297,762	22,674	(296,985)	425,452
Income taxes	—	31,019	89,537	6,095	(44)	126,607
Income from continuing operations	298,845	72,137	208,225	16,579	(296,941)	298,845

Income (loss) from discontinued operations, net of tax	55,475	64,374	(8,899)	—	(55,475)	55,475

Net income	$354,320	$136,511	$199,326	$16,579	$(352,416)	$354,320

Consolidating Condensed Income Statement
Six Months Ended November 30, 2016
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Uniform rental and facility services	$—	$1,667,852	$299,034	$115,273	$(87,862)	$1,994,297
Other	—	779,045	1,601	37,037	(274,253)	543,430
Equity in net income of affiliates	258,158	—	—	—	(258,158)	—
	258,158	2,446,897	300,635	152,310	(620,273)	2,537,727
Costs and expenses (income):
Cost of uniform rental and facility services	—	958,620	184,995	74,717	(129,737)	1,088,595
Cost of other	—	535,538	(34,480)	27,464	(221,035)	307,487
Selling and administrative expenses	—	806,203	(98,990)	38,968	(15,063)	731,118
G&K Services, Inc. transaction and integration expenses	—	—	6,134	—	—	6,134
Operating income	258,158	146,536	242,976	11,161	(254,438)	404,393

Interest income	—	—	(24)	(73)	1	(96)
Interest expense (income)	—	29,355	(1,878)	(38)	—	27,439

Income before income taxes	258,158	117,181	244,878	11,272	(254,439)	377,050
Income taxes	—	37,304	78,178	3,464	(54)	118,892
Income from continuing operations	258,158	79,877	166,700	7,808	(254,385)	258,158

Income from discontinued operations, net of tax	20,310	18,998	—	1,941	(20,939)	20,310

Net income	$278,468	$98,875	$166,700	$9,749	$(275,324)	$278,468

Consolidating Condensed Statement of Comprehensive Income
Three Months Ended November 30, 2017
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$137,109	$17,981	$112,155	$7,874	$(138,010)	$137,109

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(11,374)	—	—	(11,374)	11,374	(11,374)
Amortization of interest rate lock agreements	(172)	(172)	—	—	172	(172)
Change in fair value of available-for-sale securities	(20)	—	—	(20)	20	(20)

Other comprehensive loss	(11,566)	(172)	—	(11,394)	11,566	(11,566)

Comprehensive income (loss)	$125,543	$17,809	$112,155	$(3,520)	$(126,444)	$125,543

Consolidating Condensed Statement of Comprehensive Income
Three Months Ended November 30, 2016
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$140,377	$55,004	$79,185	$5,870	$(140,059)	$140,377

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(7,650)	—	—	(7,650)	7,650	(7,650)
Change in fair value of cash flow hedges	26,390	26,390	—	—	(26,390)	26,390
Amortization of interest rate lock agreements	385	385	—	—	(385)	385
Change in fair value of available-for-sale securities	1	—	—	1	(1)	1

Other comprehensive income (loss)	19,126	26,775	—	(7,649)	(19,126)	19,126

Comprehensive income (loss)	$159,503	$81,779	$79,185	$(1,779)	$(159,185)	$159,503

Consolidating Condensed Statement of Comprehensive Income
Six Months Ended November 30, 2017
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$354,320	$136,511	$199,326	$16,579	$(352,416)	$354,320

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	23,810	—	—	23,810	(23,810)	23,810
Amortization of interest rate lock agreements	(344)	(344)	—	—	344	(344)

Other comprehensive income (loss)	23,466	(344)	—	23,810	(23,466)	23,466

Comprehensive income	$377,786	$136,167	$199,326	$40,389	$(375,882)	$377,786

Consolidating Condensed Statement of Comprehensive Income
Six Months Ended November 30, 2016
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$278,468	$98,875	$166,700	$9,749	$(275,324)	$278,468

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(7,535)	—	—	(7,535)	7,535	(7,535)
Change in fair value of cash flow hedges	14,353	14,353	—	—	(14,353)	14,353
Amortization of interest rate lock agreements	770	770	—	—	(770)	770

Other comprehensive income (loss)	7,588	15,123	—	(7,535)	(7,588)	7,588

Comprehensive income	$286,056	$113,998	$166,700	$2,214	$(282,912)	$286,056

Consolidating Condensed Balance Sheet
As of November 30, 2017
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$42,126	$83,515	$110,361	$—	$236,002
Marketable securities	—	—	—	22,732	—	22,732
Accounts receivable, net	—	586,992	117,106	59,457	—	763,555
Inventories, net	—	224,217	31,994	16,620	(1)	272,830
Uniforms and other rental items in service	—	562,724	81,459	49,025	(18,636)	674,572
Income taxes, current	—	(16,790)	47,940	4,550	—	35,700
Prepaid expenses and other current assets	—	7,837	29,222	999	—	38,058
Total current assets	—	1,407,106	391,236	263,744	(18,637)	2,043,449

Property and equipment, net	—	875,883	366,041	111,235	—	1,353,159

Investments (1)	321,083	3,598,267	947,722	1,713,070	(6,404,479)	175,663
Goodwill	—	—	2,770,504	41,403	(111)	2,811,796
Service contracts, net	—	483,985	—	81,589	—	565,574
Other assets, net	1,766,703	557	3,489,627	13,866	(5,241,593)	29,160
	$2,087,786	$6,365,798	$7,965,130	$2,224,907	$(11,664,820)	$6,978,801

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$(465,247)	$(1,458,658)	$2,162,751	$(113,813)	$37,948	$162,981
Accrued compensation and related liabilities	—	101,379	6,141	5,910	—	113,430
Accrued liabilities	—	187,828	368,784	21,348	—	577,960
Debt due within one year	—	300,000	—	—	—	300,000
Total current liabilities	(465,247)	(869,451)	2,537,676	(86,555)	37,948	1,154,371

Long-term liabilities:
Debt due after one year	—	2,533,832	—	390	—	2,534,222
Deferred income taxes	—	—	492,999	46,044	—	539,043
Accrued liabilities	—	32,998	163,863	1,271	—	198,132
Total long-term liabilities	—	2,566,830	656,862	47,705	—	3,271,397

Total shareholders’ equity	2,553,033	4,668,419	4,770,592	2,263,757	(11,702,768)	2,553,033
	$2,087,786	$6,365,798	$7,965,130	$2,224,907	$(11,664,820)	$6,978,801

(1) Investments include inter company investment activity. Corp 2 and Subsidiary Guarantors hold $20.3 million and $155.4 million, respectively, of the $175.7 million consolidated net investments.

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

Consolidating Condensed Statement of Cash Flows
Six Months Ended November 30, 2017
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Cash flows from operating activities:
Net income	$354,320	$136,511	$199,326	$16,579	$(352,416)	$354,320
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	—	65,942	34,789	6,847	—	107,578
Amortization of intangible assets	—	24,522	2,547	4,192	—	31,261
Stock-based compensation	55,204	—	—	—	—	55,204
Gain on sale of business	—	(114,581)	15,521	—	—	(99,060)
Deferred income taxes	—	—	40,555	1,607	—	42,162
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	—	(42,881)	20,790	(2,709)	—	(24,800)
Inventories, net	—	17,728	(13,863)	115	(1,385)	2,595
Uniforms and other rental items in service	—	(29,520)	(112)	(3,305)	(357)	(33,294)
Prepaid expenses and other current assets	—	(5,428)	(13,609)	464	—	(18,573)
Accounts payable	—	155,461	(153,831)	(10,176)	(160)	(8,706)
Accrued compensation and related liabilities	—	6,341	(39,311)	(3,510)	—	(36,480)
Accrued liabilities and other	—	(26,847)	26,373	(1,466)	—	(1,940)
Income taxes, current	—	32,963	(22,794)	(1,427)	—	8,742
Net cash provided by operating activities	409,524	220,211	96,381	7,211	(354,318)	379,009

Cash flows from investing activities:
Capital expenditures	—	(90,497)	(36,875)	(5,094)	—	(132,466)
Proceeds from redemption of marketable securities and investments	—	12,400	—	87,859	—	100,259
Purchase of marketable securities and investments	—	5,510	(20,064)	(87,323)	2,000	(99,877)
Proceeds from sale of business	—	127,835	—	—	—	127,835
Acquisitions of businesses	—	(1,099)	—	—	—	(1,099)
Other, net	(402,385)	21,470	26,771	956	352,318	(870)
Net cash (used in) provided by investing activities	(402,385)	75,619	(30,168)	(3,602)	354,318	(6,218)

Cash flows from financing activities:
Payments of commercial paper, net	—	(50,500)	—	—	—	(50,500)
Repayment of debt	—	(250,000)	—	—	—	(250,000)
Proceeds from exercise of stock-based compensation awards	28,558	—	—	—	—	28,558
Repurchase of common stock	(35,697)	—	—	—	—	(35,697)
Other, net	—	(1,862)	—	(20)	—	(1,882)
Net cash used in financing activities	(7,139)	(302,362)	—	(20)	—	(309,521)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	3,466	—	3,466

Net (decrease) increase in cash and cash equivalents	—	(6,532)	66,213	7,055	—	66,736
Cash and cash equivalents at beginning of period	—	48,658	17,302	103,306	—	169,266
Cash and cash equivalents at end of period	$—	$42,126	$83,515	$110,361	$—	$236,002

Consolidating Condensed Statement of Cash Flows
Six Months Ended November 30, 2016
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Cash flows from operating activities:
Net income	$278,468	$98,875	$166,700	$9,749	$(275,324)	$278,468
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	—	52,259	22,412	4,919	—	79,590
Amortization of intangible assets	—	6,847	175	438	—	7,460
Stock-based compensation	39,582	—	—	—	—	39,582
Gain on Shred-it	—	(23,935)	—	(1,941)	—	(25,876)
Deferred income taxes	—	(9,578)	5,395	350	—	(3,833)
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	—	(36,939)	(6,813)	(1,168)	—	(44,920)
Inventories, net	—	(14,038)	2,871	(1,593)	(1,856)	(14,616)
Uniforms and other rental items in service	—	754	(4,182)	511	(1,398)	(4,315)
Prepaid expenses and other current assets	—	412	(2,411)	47	—	(1,952)
Accounts payable	—	23,367	(10,857)	2,831	110	15,451
Accrued compensation and related liabilities	2,819	(12,734)	(8,935)	(86)	—	(18,936)
Accrued liabilities and other	139,766	3,711	(148,384)	41	—	(4,866)
Income taxes, current	—	(1,635)	1,460	659	—	484
Net cash provided by operating activities	460,635	87,366	17,431	14,757	(278,468)	301,721

Cash flows from investing activities:
Capital expenditures	—	(85,207)	(60,837)	(9,129)	—	(155,173)
Proceeds from redemption of marketable securities	—	—	—	172,968	—	172,968
Purchase of marketable securities and investments	—	(4,560)	(28,751)	(102,692)	17,733	(118,270)
Proceeds from sale of investment in Shred-it	—	23,935	—	1,941	—	25,876
Acquisitions of businesses, net of cash acquired	—	(7,245)	—	(10,533)	—	(17,778)
Other, net	(460,630)	177,446	21,190	1,591	260,735	332
Net cash (used in) provided by investing activities	(460,630)	104,369	(68,398)	54,146	278,468	(92,045)

Cash flows from financing activities:
Issuance of commercial paper, net	—	66,000	—	—	—	66,000
Proceeds from issuance of debt	—	—	(2,000)	2,000	—	—
Repayment of debt	—	(250,000)	—	—	—	(250,000)
Prepaid short-term debt financing fees	—	(13,495)	—	—	—	(13,495)
Proceeds from exercise of stock-based compensation awards	19,225	—	—	—	—	19,225
Repurchase of common stock	(19,230)	—	—	—	—	(19,230)
Other, net	—	(5,572)	—	—	—	(5,572)
Net cash (used in) provided by financing activities	(5)	(203,067)	(2,000)	2,000	—	(203,072)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(2,388)	—	(2,388)

Net (decrease) increase in cash and cash equivalents	—	(11,332)	(52,967)	68,515	—	4,216
Cash and cash equivalents at beginning of period	—	57,893	55,392	26,072	—	139,357
Cash and cash equivalents at end of period	$—	$46,561	$2,425	$94,587	$—	$143,573

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

RESULTS OF OPERATIONS

Cintas classifies its business into two reportable operating segments and places the remainder of its operating segments in an All Other category. Cintas’ two reportable operating segments are Uniform Rental and Facility Services and First Aid and Safety Services. The Uniform Rental and Facility Services operating segment consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops, and shop towels and other ancillary items. In addition to these rental items, restroom cleaning services and supplies and carpet and tile cleaning services are also provided within this operating segment. The First Aid and Safety Services operating segment consists of first aid and safety services. The remainder of Cintas’ business, which consists of Fire Protection Services and its Uniform Direct Sale business, is included in All Other. These operating segments consist of fire protection products and services and the direct sale of uniforms and related items. Revenue and income before income taxes for the six months ended November 30, 2017 and 2016 for the two reportable operating segments and All Other is presented in Note 12 entitled Segment Information of “Notes to Consolidated Condensed Financial Statements.”

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

During the first quarter of the current fiscal year, Cintas sold a significant business, referred to as "Discontinued Services," and as a result, its operations are classified as discontinued operations for all periods presented. See Note 13 entitled Discontinued Operations of “Notes to Consolidated Condensed Financial Statements” for more information.

Consolidated Results

Three Months Ended November 30, 2017 Compared to Three Months Ended November 30, 2016

Total revenue increased 26.4% for the three months ended November 30, 2017 over the same period in the prior fiscal year, from $1,271.1 million to $1,606.4 million. Revenue increased organically by 7.7% as a result of increased sales volume. Organic growth adjusts for the impact of acquisitions and foreign currency exchange rate fluctuations. Total revenue was positively impacted by 0.3% due to foreign currency exchange rate fluctuations and by 18.4% due to acquisitions, primarily the acquisition of G&K.

Uniform Rental and Facility Services reportable operating segment revenue increased 30.8% for the three months ended November 30, 2017 over the same period in the prior fiscal year, from $1,000.0 million to $1,308.0 million. Revenue increased organically by 7.3%. Revenue growth was positively impacted 23.2% due to acquisitions, primarily G&K. Foreign currency exchange rate fluctuations positively impacted growth by 0.3%. Growth was driven by many factors including new business sold by sales representatives, penetration of additional products and services into existing customers and strong customer retention.

Other revenue, consisting of revenue from the First Aid and Safety Services reportable operating segment and All Other, increased 10.1% for the three months ended November 30, 2017 compared to the same period in the prior fiscal year, from $271.1 million to $298.4 million. Revenue increased organically by 9.2%. Revenue growth was positively impacted by 0.2% due to foreign currency exchange rate fluctuations and by 0.7% due to growth derived through acquisitions in our First Aid and Safety Services reportable operating segment and our Fire Protection business, which is included in All Other.

Cost of uniform rental and facility services consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other ancillary items. Cost of uniform rental and facility services increased $172.5 million, or 31.3%, for the three months ended November 30, 2017, compared to the three months ended November 30, 2016. This increase was due to higher Uniform Rental and Facility Services reportable operating segment sales volume, including the newly acquired G&K sales volume.

Cost of other consists primarily of cost of goods sold (predominantly first aid and safety products, uniforms, and fire protection products), delivery expenses and distribution expenses in the First Aid and Safety Services reportable operating segment and All Other. Cost of other increased $11.8 million, or 7.6%, for the three months ended November 30, 2017, compared to the three months ended November 30, 2016. The increase was primarily due to higher sales volume in the First Aid and Safety Services reportable operating segment and All Other.

Selling and administrative expenses increased $106.7 million, or 29.5%, for the three months ended November 30, 2017, compared to the same period in the prior fiscal year. The increase was due to higher sales volume, increased labor and other employee-partner related expenses as a result of the acquisition of G&K, increased amortization expense related to intangible assets acquired as a result of the G&K acquisition and increased costs related to investments in a new enterprise resource planning system. Operating income for the three months ended November 30, 2017 was negatively impacted by $13.1 million of transaction and integration expenses incurred in connection with the G&K acquisition. For the three months ended November 30, 2017, the after-tax effect of these transaction and integration expenses represents a negative impact of $0.07 per share on diluted earnings per share.

Net interest expense (interest expense less interest income) was $28.8 million for the three months ended November 30, 2017, compared to $13.2 million for the three months ended November 30, 2016. The increase was primarily due to the additional debt issued to finance the G&K acquisition.

Cintas’ effective tax rate for continuing operations was 33.3% and 34.9% for the three months ended November 30, 2017 and 2016, respectively. The effective tax rate for both periods was largely impacted by certain discrete items (primarily the tax accounting for stock-based compensation).

Net income from continuing operations for the three months ended November 30, 2017 increased $15.8 million, or 12.9%, compared to the three months ended November 30, 2016. Diluted earnings per share from continuing operations was $1.24 for the three months ended November 30, 2017, which was an increase of 10.7% compared to the same period in the prior fiscal year. Diluted earnings per share from continuing operations increased due to the increase in earnings from continuing operations.

Uniform Rental and Facility Services Reportable Operating Segment

Three Months Ended November 30, 2017 Compared to Three Months Ended November 30, 2016

Uniform Rental and Facility Services reportable operating segment revenue increased from $1,000.0 million to $1,308.0 million, or 30.8%, for the three months ended November 30, 2017, over the same period in the prior fiscal year, and the cost of uniform rental and facility services increased $172.5 million, or 31.3%. Revenue increased organically by 7.3%. The reportable operating segment’s gross margin was $584.1 million, or 44.7% of revenue. The gross margin was 20 basis points lower than the prior fiscal year’s second quarter gross margin of 44.9%. The decrease was driven by the recent G&K acquisition, which has lower margins than our legacy Cintas margins.

Selling and administrative expenses increased $99.0 million to 28.1% of revenue, compared to 26.8% in the second quarter of the prior fiscal year. This increase in expense was due primarily to increased labor and employee-partner related expenses incurred as a result of the G&K acquisition, increased amortization expense related to intangibles acquired as a result of the G&K acquisition and an investment in an enterprise resource planning system.

Income before income taxes increased $26.9 million, or 15.2%, for the Uniform Rental and Facility Services reportable operating segment for the three months ended November 30, 2017 compared to the same period in the prior fiscal year. Income before income taxes was 15.6% of the reportable operating segment’s revenue, which was a 210 basis point decrease compared to the second quarter of the prior fiscal year of 17.7%. This decrease was due to the increase in selling and administrative expenses, as previously discussed, and the G&K transaction and integration expenses incurred during the quarter, which had a 70 basis point impact.

First Aid and Safety Services Reportable Operating Segment

Three Months Ended November 30, 2017 Compared to Three Months Ended November 30, 2016

First Aid and Safety Services reportable operating segment revenue increased from $124.8 million to $139.1 million, or 11.5%, for the three months ended November 30, 2017 over the same period in the prior fiscal year. Revenue increased organically by 10.8% as a result of increased sales volume. Total revenue was positively impacted by 0.2% due to foreign currency exchange rate fluctuations and by 0.5% due to acquisitions in the three months ended November 30, 2017 compared to the three months ended November 30, 2016. Growth was driven by many factors including new business sold by sales representatives, penetration of additional products and services into existing customers and strong customer retention.

Cost of first aid and safety services increased $6.6 million, or 9.8%, for the three months ended November 30, 2017, over the three months ended November 30, 2016, due to higher sales volume. The gross margin as a percent of revenue was 46.9% for the quarter ended November 30, 2017, which is an increase of 80 basis points compared to the gross margin as a percent of revenue of 46.1% in the same period of the prior fiscal year. The increase was driven primarily by improved sourcing, leveraging of existing warehouses and optimization of delivery routes.

Selling and administrative expenses increased $4.5 million compared to the same quarter in the prior fiscal year. The increase was due primarily to increased labor. Selling and administrative expenses as a percent of revenue improved to 34.0% compared to 34.3% in the second quarter of the prior fiscal year. The decrease in selling and administrative expenses as a percent to revenue was due to revenue growing at a faster pace than labor and employee-partner related expenses.

Income before income taxes for the First Aid and Safety Services reportable operating segment increased $3.2 million to $18.0 million for the three months ended November 30, 2017, compared to the same period in the prior fiscal year, due to the previously discussed growth in revenue, improvement in the gross margin percentage and improvement in selling and administrative expenses as a percent to revenue. Income before income taxes, at 12.9% of the reportable operating segment’s revenue, was a 110 basis point increase compared to the same quarter last fiscal year due to the reasons previously mentioned.

Consolidated Results

Six Months Ended November 30, 2017 Compared to Six Months Ended November 30, 2016

Total revenue increased 26.8% for the six months ended November 30, 2017 over the same period in the prior fiscal year, from $2,537.7 million to $3,217.9 million. Revenue increased organically by 8.0% as a result of increased sales volume. Organic growth adjusts for the impact of acquisitions and foreign currency exchange rate fluctuations. Total revenue was positively impacted by 0.2% due to foreign currency exchange rate fluctuations and by 18.6% due to acquisitions, primarily the acquisition of G&K.

Uniform Rental and Facility Services reportable operating segment revenue increased 31.4% for the six months ended November 30, 2017 over the same period in the prior fiscal year, from $1,994.3 million to $2,619.8 million. Revenue increased organically by 7.7%. Revenue growth was positively impacted by 0.2% due to foreign currency exchange rate fluctuations and 23.5% due to acquisitions, primarily the acquisition of G&K. Growth was driven by many factors including new business sold by sales representatives, penetration of additional products and services into existing customers and strong customer retention.

Other revenue, consisting of revenue from the First Aid and Safety Services reportable operating segment and All Other, increased 10.1% for the six months ended November 30, 2017 compared to the same period in the prior fiscal year, from $543.4 million to $598.1 million. Revenue increased organically by 9.0%. Revenue growth was positively impacted by 0.2% due to foreign currency exchange rate fluctuations and by 0.9% due to growth derived through acquisitions in our First Aid and Safety Services reportable operating segment and our Fire Protection business, which is included in All Other.

Cost of uniform rental and facility services consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other ancillary items. Cost of uniform rental and facility services increased $342.2 million, or 31.4%, for the six months ended November 30, 2017, compared to the six months ended November 30, 2016. This increase was due to higher Uniform Rental and Facility Services reportable operating segment sales volume, including the newly acquired G&K sales volume.

Cost of other consists primarily of cost of goods sold (predominantly first aid and safety products, uniforms, and fire protection products), delivery expenses and distribution expenses in the First Aid and Safety Services reportable operating segment and All Other. Cost of other increased $23.9 million, or 7.8%, for the six months ended November 30, 2017, compared to the six months ended November 30, 2016. The increase was primarily due to higher sales volume in the First Aid and Safety Services reportable operating segment and All Other.

Selling and administrative expenses increased $223.2 million, or 30.5%, for the six months ended November 30, 2017, compared to the same period in the prior fiscal year. The increase was due to higher sales volume, increased labor and other employee-partner related expenses as a result of the acquisition of G&K, increased amortization expense related to intangible assets acquired as a result of the G&K acquisition and increased costs related to investments in a new enterprise resource planning system. Operating income for the six months ended November 30, 2017 was negatively impacted by $17.0 million of transaction and integration expenses incurred in connection with the G&K acquisition. For the six months ended November 30, 2017, the after-tax effect of these transaction and integration expenses represents a negative impact of $0.10 per share on diluted earnings per share.

Net interest expense (interest expense less interest income) was $58.9 million for the six months ended November 30, 2017, compared to $27.3 million for the six months ended November 30, 2016. The increase was primarily due to the additional debt issued to finance the G&K acquisition.

Cintas’ effective tax rate for continuing operations was 29.8% and 31.5% for the six months ended November 30, 2017 and 2016, respectively. The effective tax rate for both periods was largely impacted by certain discrete items (primarily the tax accounting for stock-based compensation).

Net income from continuing operations for the six months ended November 30, 2017 increased $40.7 million, or 15.8%, compared to the six months ended November 30, 2016. Diluted earnings per share from continuing operations was $2.69 for the six months ended November 30, 2017, which was an increase of 14.0% compared to the same period in the prior fiscal year. Diluted earnings per share from continuing operations increased due to the increase in earnings from continuing operations.

Uniform Rental and Facility Services Reportable Operating Segment

Six Months Ended November 30, 2017 Compared to Six Months Ended November 30, 2016

Uniform Rental and Facility Services reportable operating segment revenue increased from $1,994.3 million to $2,619.8 million, or 31.4%, for the six months ended November 30, 2017, over the same period in the prior fiscal year, and the cost of uniform rental and facility services increased $342.2 million, or 31.4%. Revenue increased organically by 7.7%. The reportable operating segment’s gross margin was $1,189.0 million, or 45.4% of revenue, which was the same gross margin as the prior year's first half gross margin. The increase in gross margin was a result of new business sold by sales representatives, penetration of additional products and services into existing customers and continuous improvement in process efficiency that was offset by lower margin business attributed to the recent G&K acquisition.

Selling and administrative expenses increased $211.4 million to 28.6% of revenue, compared to 27.0% in the first six months of the prior fiscal year. This increase in expense was due primarily to increased labor and employee-partner related expenses incurred as a result of the G&K acquisition, increased amortization expense related to intangibles acquired as a result of the G&K acquisition and an investment in an enterprise resource planning system.

Income before income taxes increased $61.0 million, or 16.9%, for the Uniform Rental and Facility Services reportable operating segment for the six months ended November 30, 2017 compared to the same period in the prior fiscal year. Income before income taxes was 16.1% of the reportable operating segment’s revenue, which was a 200 basis point decrease compared to the first half of the prior fiscal year of 18.1%. This decrease was due to the increase in selling and administrative expenses, as previously discussed, and the G&K transaction and integration expenses incurred during the quarter, which had a 40 basis point impact.

First Aid and Safety Services Reportable Operating Segment

Six Months Ended November 30, 2017 Compared to Six Months Ended November 30, 2016

First Aid and Safety Services reportable operating segment revenue increased from $249.6 million to $279.7 million, or 12.0%, for the six months ended November 30, 2017 over the same period in the prior fiscal year. Revenue increased organically by 11.4% as a result of increased sales volume. Total revenue was positively impacted by 0.6% due to acquisitions in the six months ended November 30, 2017 compared to the six months ended November 30, 2016. Growth was driven by many factors including new business sold by sales representatives, penetration of additional products and services into existing customers and strong customer retention.

Cost of first aid and safety services increased $12.7 million, or 9.4%, for the six months ended November 30, 2017, over the six months ended November 30, 2016, due to higher sales volume. The gross margin as a percent of revenue was 47.2% for the six months ended November 30, 2017, which is an increase of 130 basis points compared to the gross margin as a percent of revenue of 45.9% in the same period of the prior fiscal year. The increase was driven primarily by improved sourcing, leveraging of existing warehouses and optimization of delivery routes, as a result of the ZEE Medical Inc. (ZEE) acquisition.

Selling and administrative expenses increased $6.3 million compared to the first half of the prior fiscal year. The increase was due primarily to increased labor. Selling and administrative expenses as a percent of revenue improved to 33.8% compared to 35.4% in the first half of the prior fiscal year. The decrease in selling and administrative expenses as a percent to revenue was due to revenue growing at a faster pace than labor and employee-partner related expenses as a result of the ZEE acquisition.

Income before income taxes for the First Aid and Safety Services reportable operating segment increased $11.1 million to $37.4 million for the six months ended November 30, 2017, compared to the same period in the prior fiscal year, due to the growth in revenue, the improvement in the gross margin percentage and the decrease in selling and administrative expenses as a percent to revenue. Income before income taxes, at 13.4% of the reportable operating segment’s revenue, was a 290 basis point increase compared to the same period last fiscal year due to the reasons previously mentioned.

LIQUIDITY AND CAPITAL RESOURCES

The following is a summary of our cash flows and cash, cash equivalents and marketable securities as of and for the six months ended November 30, 2017 and 2016:

(In thousands)	2017	2016

Net cash provided by operating activities	$379,009	$301,721
Net cash used in investing activities	$(6,218)	$(92,045)
Net cash used in financing activities	$(309,521)	$(203,072)

Cash and cash equivalents at the end of the period	$236,002	$143,573
Marketable securities at the end of the period	$22,732	$—

Cash, cash equivalents and marketable securities as of November 30, 2017 and 2016 include $133.1 million and $94.6 million, respectively, that is located outside of the United States. We expect to use these amounts to fund our international operations and international expansion activities.

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

Net cash provided by operating activities was $379.0 million for the six months ended November 30, 2017, an increase of $77.3 million compared to the six months ended November 30, 2016. The increase was the result of higher net income offset by changes in working capital.

Net cash used in investing activities includes capital expenditures, proceeds from the sale of businesses and cash paid for acquisitions of businesses. Capital expenditures were $132.5 million and $155.2 million for the six months ended November 30, 2017 and 2016, respectively. Capital expenditures in fiscal 2018 primarily relate to expansion efforts in the Uniform Rental and Facility Services reportable operating segment, representing $111.4 million of the current year amount. Cash paid for acquisitions of businesses was $1.1 million and $17.8 million for the six months ended November 30, 2017 and 2016, respectively. The acquisitions during the six months ended November 30, 2017 occurred in our Uniform Rental and Facility Services reportable operating segment, First Aid and Safety Services reportable operating segment and our Fire Protection business, which is included in All Other. For the six months ended November 30, 2017, investing activities included proceeds of $127.8 million related to the sale of Discontinued Services. Net cash used in investing activities also includes net proceeds from purchases and redemptions of marketable securities and investments of $0.4 million and $54.7 million for the six months ended November 30, 2017 and 2016, respectively.

Net cash used in financing activities was $309.5 million and $203.1 million for the six months ended November 30, 2017 and 2016, respectively. On August 4, 2015, we announced that the Board of Directors authorized a $500.0 million share buyback program. During the six months ended November 30, 2016, under the August 4, 2015 share buyback plan, we purchased 0.1 million shares at an average price of $94.11 per share for a total purchase price of $3.7 million. This completed the August 4, 2015 program through which Cintas purchased a total of 5.7 million shares of Cintas common stock at an average price of $87.89 for a total purchase price of $500.0 million. On August 2, 2016, we announced that the Board of Directors authorized a new $500.0 million share buyback program, which does not have an expiration date. As of November 30, 2017, no share buybacks have occurred under the August 2, 2016 program and there were no share buybacks under this program subsequent to November 30, 2017 through January 5, 2018. In addition, for the six months ended November 30, 2017, Cintas acquired 0.3 million shares of Cintas common stock for employee payroll taxes due on restricted stock awards that vested during the six months ended November 30, 2017. These shares were acquired at an average price of $129.01 per share for a total purchase price of $35.7 million.

During the six months ended November 30, 2016, Cintas paid $13.5 million in prepaid short term debt financing fees related to bridge loan financing in connection with the entry into the merger agreement among Cintas, G&K and Bravo Merger Sub, Inc., a wholly-owned subsidiary of Cintas, pursuant to which Cintas would acquire all outstanding shares of G&K for $97.50 per share in cash, for a total enterprise value of approximately $2.1 billion, including acquired net debt.

During the six months ended November 30, 2017, Cintas made payments of $50.5 million, net on commercial paper borrowings and paid off the term loan balance of $250.0 million with cash on hand. On June 1, 2016, Cintas paid the $250.0 million aggregate principal amount of five-year senior notes that matured on that date with cash on hand and proceeds from the issuance of commercial paper. On December 1, 2017, in accordance with the terms of the notes, Cintas paid the $300.0 million aggregate principal amount of 6.13% 10-year senior notes that matured on that date with cash on hand and $265.0 million in proceeds from the issuance of commercial paper.

The following table summarizes Cintas' outstanding debt:

(In thousands)	Interest Rate		Fiscal Year Issued	Fiscal Year Maturity	November 30, 2017	May 31, 2017

Debt due within one year
Senior notes	6.13%		2008	2018	$300,000	$300,000
Commercial paper	1.24%	(1)	Various	Various	—	50,500
Current portion of term loan	2.00%	(1)	2017	2018	—	12,500
Debt issuance costs					—	(100)
Total debt due within one year					$300,000	$362,900

Debt due after one year
Senior notes	4.30%		2012	2022	$250,000	$250,000
Senior notes	2.90%		2017	2022	650,000	650,000
Senior notes	3.25%		2013	2023	300,000	300,000
Senior notes (2)	2.78%		2013	2023	52,337	52,554
Senior notes (3)	3.11%		2015	2025	52,476	52,645
Senior notes	3.70%		2017	2027	1,000,000	1,000,000
Senior notes	6.15%		2007	2037	250,000	250,000
Long-term portion of term loan	2.00%	(1)	2017	2022	—	237,500
Debt issuance costs					(20,591)	(22,075)
Total debt due after one year					$2,534,222	$2,770,624
(1) Variable rate debt instrument. The rate presented is the variable borrowing rate at May 31, 2017.
(2) Cintas assumed these senior notes with the acquisition of G&K in the fourth quarter of fiscal 2017, and they were recorded at fair value. The interest rate shown above is the effective interest rate. The principal amount of these notes is $50.0 million with a stated interest rate of 3.73%.
(3) Cintas assumed these senior notes with the acquisition of G&K in the fourth quarter of fiscal 2017, and they were recorded at fair value. The interest rate shown above is the effective interest rate. The principal amount of these notes is $50.0 million with a stated interest rate of 3.88%.

The credit agreement that supports our commercial paper program was amended on September 16, 2016. The amendment increased the capacity of the revolving credit facility from $450.0 million to $600.0 million and added a $250.0 million term loan facility. The existing term loan facility was paid in full during the first quarter of fiscal 2018. The credit agreement has an accordion feature that provides Cintas the ability to request increases to the borrowing commitments under either the revolving credit facility or a new term loan of up to $250.0 million in the aggregate, subject to customary conditions. The maturity date of the credit agreement is September 15, 2021. As of November 30, 2017, there was no commercial paper outstanding and no borrowings on our revolving credit facility. As of May 31, 2017, there was $50.5 million of commercial paper outstanding with a weighted average interest rate of 1.24% and maturity dates less than 30 days and no borrowings on our revolving credit facility. The fair value of the commercial paper is estimated using Level 2 inputs based on general market prices. Given its short-term nature, the carrying value of the outstanding commercial paper approximates fair value.

Cintas has certain covenants related to debt agreements. These covenants limit our ability to incur certain liens, to engage in sale-leaseback transactions and to merge, consolidate or sell all or substantially all of Cintas' assets. These covenants also require Cintas to maintain certain debt to earnings before interest, taxes, depreciation and amortization (EBITDA) and interest coverage ratios. Cross-default provisions exist between certain debt instruments. If a default of a significant covenant were to occur, the default could result in an acceleration of the maturity of the indebtedness, impair liquidity and limit the ability to raise future capital. As of November 30, 2017, Cintas was in compliance with all debt covenants.

Our access to the commercial paper and long-term debt markets has historically provided us with sources of liquidity.  We do not anticipate having difficulty in obtaining financing from those markets in the future in view of our favorable experiences in the debt markets in the recent past. Our ability to continue to access the commercial paper and long-term debt markets on favorable interest rate and other terms will depend, to a significant degree, on the ratings assigned by the credit rating agencies to our indebtedness. As of November 30, 2017, our ratings were as follows:

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

On December 22, 2017, the President signed into legislation The Tax Cuts and Jobs Act (the Act).  The Act changes existing U.S. tax law and includes numerous provisions that will affect our business, including our income tax accounting, disclosure and tax compliance. We believe the most impactful changes within the Act provision are those that will reduce the U.S. corporate tax rates, business-related exclusions and deductions and credits. We are currently evaluating the impact of the Act, which will include remeasuring the deferred tax assets and liabilities, the one-time transition tax, as well evaluating our reinvestment assertion on all future earnings and profits of our foreign entities. We expect the Act to have a positive impact on our cash flows through a reduction of cash taxes paid.

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

ITEM 4.
CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

With the participation of Cintas’ management, including Cintas’ Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, Cintas has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of November 30, 2017.  Based on such evaluation, Cintas’ management, including Cintas’ Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, has concluded that Cintas’ disclosure controls and procedures were effective as of November 30, 2017, in ensuring (i) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is accumulated and communicated to Cintas’ management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in Cintas’ internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended November 30, 2017, that have materially affected, or are reasonably likely to materially affect, Cintas' internal control over financial reporting.

Part II.  Other Information

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Period (In millions, except share and per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan (1)	Maximum approximate dollar value of shares that may yet be purchased under the plan (1)

September 1 - 30, 2017 (2)	957	$136.10	—	$500.0
October 1 - 31, 2017 (3)	1,261	$149.04	—	$500.0
November 1 - 30, 2017 (4)	2,232	$152.03	—	$500.0
Total	4,450	$147.76	—	$500.0

(1) On August 2, 2016, Cintas announced that the Board of Directors authorized a $500.0 million share buyback program, which does not have an expiration date.
(2) During September 2017, Cintas acquired 957 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $136.10 per share for a total purchase price of $0.1 million.
(3) During October 2017, Cintas acquired 1,261 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $149.04 per share for a total purchase price of $0.2 million.
(4) During November 2017, Cintas acquired 2,232 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $152.03 per share for a total purchase price of $0.3 million.

Item 5.    Other Information.

On October 17, 2017, Cintas declared an annual cash dividend of $1.62 per share on outstanding common stock, a 21.8% increase over the annual dividend paid in the prior year. The dividend was paid on December 8, 2017, to shareholders of record as of November 10, 2017.

Item 6.     Exhibits.

10.1	Amendment No. 1 to Cintas Corporation 2016 Equity and Incentive Compensation Plan
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINTAS CORPORATION
(Registrant)

Date:	January 5, 2018	/s/	J. Michael Hansen

J. Michael Hansen
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)