Form 10-Q
period 2018-02-28
CINTAS CORP
filed 2018-04-06
CIK 723254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2018
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
Yes   ✓   No  _

Indicate by checkmark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes   ✓   No   _

Indicate by checkmark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.  (Check one):
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

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes      No     ✓

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding March 31, 2018
Common Stock, no par value	106,720,902

CINTAS CORPORATION

CINTAS CORPORATION
ITEM 1. FINANCIAL STATEMENTS.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
(In thousands except per share data)

	Three Months Ended		Nine Months Ended
	February 28, 2018	February 28, 2017	February 28, 2018	February 28, 2017
Revenue:
Uniform rental and facility services	$1,284,516	$988,178	$3,904,338	$2,982,475
Other	304,622	267,189	902,744	810,619
	1,589,138	1,255,367	4,807,082	3,793,094
Costs and expenses:
Cost of uniform rental and facility services	718,138	542,790	2,148,961	1,631,385
Cost of other	170,537	152,653	501,936	460,140
Selling and administrative expenses	490,618	358,589	1,444,985	1,089,707
G&K Services, Inc. transaction and integration expenses	9,821	9,344	26,866	15,478

Operating income	200,024	191,991	684,334	596,384

Interest income	(384)	(11)	(972)	(107)
Interest expense	25,901	13,696	85,347	41,135

Income before income taxes	174,507	178,306	599,959	555,356
Income tax (benefit) expense	(121,282)	61,352	5,325	180,244
Income from continuing operations	295,789	116,954	594,634	375,112
Income from discontinued operations, net of tax (benefit) expense of $(6,157), $2,109, $34,946 and $13,101, respectively	6,306	1,051	61,781	21,361
Net income	$302,095	$118,005	$656,415	$396,473

Basic earnings per share:
Continuing operations	$2.73	$1.09	$5.50	$3.51
Discontinued operations	0.06	0.01	0.57	0.20
Basic earnings per share	$2.79	$1.10	$6.07	$3.71

Diluted earnings per share:
Continuing operations	$2.66	$1.06	$5.35	$3.42
Discontinued operations	0.05	0.01	0.55	0.20
Diluted earnings per share	$2.71	$1.07	$5.90	$3.62

Dividends declared per share	$1.62	$1.33	$1.62	$1.33

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	February 28, 2018	February 28, 2017	February 28, 2018	February 28, 2017

Net income	$302,095	$118,005	$656,415	$396,473

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,374	2,400	26,184	(5,135)
Change in fair value of cash flow hedges	—	2,560	—	16,913
Amortization of interest rate lock agreements	(294)	385	(638)	1,155

Other comprehensive income	2,080	5,345	25,546	12,933

Comprehensive income	$304,175	$123,350	$681,961	$409,406

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands except share data)

	February 28, 2018	May 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$152,563	$169,266
Marketable securities	33,693	22,219
Accounts receivable, net	779,220	736,008
Inventories, net	274,819	278,218
Uniforms and other rental items in service	682,438	635,702
Income taxes, current	21,651	44,320
Prepaid expenses and other current assets	35,192	30,132
Assets held for sale	—	38,613
Total current assets	1,979,576	1,954,478

Property and equipment, net	1,367,580	1,323,501

Investments	178,527	164,788
Goodwill	2,819,867	2,782,335
Service contracts, net	557,477	586,988
Other assets, net	25,566	31,967
	$6,928,593	$6,844,057

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$172,181	$177,051
Accrued compensation and related liabilities	145,066	149,635
Accrued liabilities	412,826	429,809
Debt due within one year	187,500	362,900
Liabilities held for sale	—	11,457
Total current liabilities	917,573	1,130,852

Long-term liabilities:
Debt due after one year	2,534,760	2,770,624
Deferred income taxes	376,665	469,328
Accrued liabilities	205,598	170,460
Total long-term liabilities	3,117,023	3,410,412

Shareholders’ equity:
Preferred stock, no par value:	—	—
100,000 shares authorized, none outstanding
Common stock, no par value:	611,485	485,068
425,000,000 shares authorized
FY 2018: 182,558,025 issued and 106,681,417 outstanding
FY 2017: 180,992,605 issued and 105,400,629 outstanding
Paid-in capital	219,389	223,924
Retained earnings	5,651,656	5,170,830
Treasury stock:	(3,611,050)	(3,574,000)
FY 2018: 75,876,608 shares
FY 2017: 75,591,976 shares
Accumulated other comprehensive income (loss)	22,517	(3,029)
Total shareholders’ equity	2,893,997	2,302,793
	$6,928,593	$6,844,057

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	February 28, 2018	February 28, 2017
Cash flows from operating activities:
Net income	$656,415	$396,473
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	157,319	120,493
Amortization of intangible assets	47,583	11,221
Stock-based compensation	86,044	63,578
Gain on sale of business	(99,060)	—
Gain on Shred-it	—	(25,876)
Deferred income taxes	(120,428)	(3,472)
Change in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(40,046)	(28,646)
Inventories, net	4,011	(23,364)
Uniforms and other rental items in service	(44,050)	(53)
Prepaid expenses and other current assets	(17,925)	(11,387)
Accounts payable	(580)	15,538
Accrued compensation and related liabilities	(2,209)	(5,812)
Accrued liabilities and other	10,997	(6,079)
Income taxes, current	22,793	(18,856)
Net cash provided by operating activities	660,864	483,758

Cash flows from investing activities:
Capital expenditures	(196,040)	(218,621)
Proceeds from redemption of marketable securities	146,302	172,506
Purchase of marketable securities and investments	(157,528)	(125,634)
Proceeds from sale of business	127,835	—
Proceeds from sale of investment in Shred-it	—	25,876
Acquisitions of businesses, net of cash acquired	(12,298)	(19,630)
Other, net	1,746	28
Net cash used in investing activities	(89,983)	(165,475)

Cash flows from financing activities:
Issuance of commercial paper, net	137,000	99,500
Repayment of debt	(550,000)	(250,000)
Prepaid short-term debt financing fees	—	(13,949)
Proceeds from exercise of stock-based compensation awards	35,838	25,114
Dividends paid	(175,589)	(142,444)
Repurchase of common stock	(37,050)	(20,054)
Other, net	(2,489)	(5,801)
Net cash used in financing activities	(592,290)	(307,634)

Effect of exchange rate changes on cash and cash equivalents	4,706	(2,762)

Net (decrease) increase in cash and cash equivalents	(16,703)	7,887

Cash and cash equivalents at beginning of period	169,266	139,357

Cash and cash equivalents at end of period	$152,563	$147,244

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

Inventories, net are measured at the lower of cost (first-in, first-out) or net realizable value. Inventory is comprised of the following amounts at:

(In thousands)	February 28, 2018	May 31, 2017

Raw materials	$18,821	$17,528
Work in process	25,135	17,951
Finished goods	230,863	242,739
	$274,819	$278,218
Inventories are recorded net of reserves for obsolete inventory of $38.5 million and $38.3 million at February 28, 2018 and May 31, 2017, respectively.

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

Based on our preliminary analysis, we currently do not believe the adoption of this guidance will have a material impact on our consolidated condensed financial statements. Based on our evaluation of each revenue stream, we believe that most revenue transactions will be accounted for in a manner substantially consistent with existing guidance. The majority of our business services revenue transactions represent a series of distinct services over the term of the contract where performance obligations are the same each day. Our implementation activities related to this standard are aligned to meeting the required adoption date. The largest impacts to the Company’s financial statements will result from the new qualitative and quantitative disclosures that will be required upon adoption of the new standard, and the capitalization of certain direct and incremental contract costs that will be required to be capitalized and amortized over the life of the corresponding period of benefit. We have concluded that we will apply the modified retrospective adoption alternative for this standard. Processes and controls are currently being implemented to identify and quantify the cumulative effect adjustment to retained earnings as of June 1, 2018.

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

3.             Fair Value Measurements

All financial instruments that are measured at fair value on a recurring basis have been classified within the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the consolidated condensed balance sheet date. These financial instruments measured at fair value on a recurring basis are summarized below:

	As of February 28, 2018
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$152,563	$—	$—	$152,563
Marketable securities:
Canadian treasury securities	—	33,693	—	33,693
Total assets at fair value	$152,563	$33,693	$—	$186,256

	As of May 31, 2017
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$169,266	$—	$—	$169,266
Marketable securities:
Canadian treasury securities	—	22,219	—	22,219
Total assets at fair value	$169,266	$22,219	$—	$191,485

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

Interest, realized gains and losses and declines in value determined to be other than temporary on available-for-sale securities are included in interest income or expense. The cost of the securities sold is based on the specific identification method. The amortized cost basis of marketable securities as of February 28, 2018 and May 31, 2017 was $33.7 million and $22.2 million, respectively. All outstanding marketable securities as of February 28, 2018 and May 31, 2017 had contractual maturities due within one year.
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
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis as required under GAAP. The Company's acquisition of G&K in the fourth quarter of fiscal 2017 was recorded at fair value. See Note 9 entitled Acquisitions for additional information on the measurement of the G&K assets acquired and liabilities assumed. There were no material acquisitions during the nine months ended February 28, 2018.

4.             Investments

Investments at February 28, 2018 of $178.5 million include the cash surrender value of insurance policies of $153.5 million, equity method investments of $20.0 million and cost method investments of $5.0 million. Investments at May 31, 2017 of $164.8 million include the cash surrender value of insurance policies of $144.0 million, equity method investments of $15.8 million and cost method investments of $5.0 million.

Investments are generally evaluated for impairment on an annual basis or when indicators of impairment exist. For the nine months ended February 28, 2018 and 2017, no impairment losses were recorded.

5.             Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations using the two-class method for amounts attributable to Cintas’ common shares:

	Three Months Ended		Nine Months Ended
Basic Earnings per Share from Continuing Operations (in thousands except per share data)	February 28, 2018	February 28, 2017	February 28, 2018	February 28, 2017

Income from continuing operations	$295,789	$116,954	$594,634	$375,112
Less: income from continuing operations allocated to participating securities	5,248	2,573	10,546	7,348
Income from continuing operations available to common shareholders	$290,541	$114,381	$584,088	$367,764
Basic weighted average common shares outstanding	106,558	105,093	106,210	104,842

Basic earnings per share from continuing operations	$2.73	$1.09	$5.50	$3.51

	Three Months Ended		Nine Months Ended
Diluted Earnings per Share from Continuing Operations (in thousands except per share data)	February 28, 2018	February 28, 2017	February 28, 2018	February 28, 2017

Income from continuing operations	$295,789	$116,954	$594,634	$375,112
Less: income from continuing operations allocated to participating securities	5,248	2,573	10,546	7,348
Income from continuing operations available to common shareholders	$290,541	$114,381	$584,088	$367,764
Basic weighted average common shares outstanding	106,558	105,093	106,210	104,842
Effect of dilutive securities – employee stock options	3,617	2,799	3,044	2,666
Diluted weighted average common shares outstanding	110,175	107,892	109,254	107,508

Diluted earnings per share from continuing operations	$2.66	$1.06	$5.35	$3.42

For the three months ended February 28, 2018, basic and diluted earnings per share from discontinued operations were $0.06 and $0.05, respectively. Both basic and diluted earnings per share from discontinued operations were $0.01 for the three months ended February 28, 2017. For the nine months ended February 28, 2018, basic and diluted earnings per share from discontinued operations were $0.57 and $0.55, respectively. Both basic and diluted earnings per share from discontinued operations were $0.20 for the nine months ended February 28, 2017.

For the three months ended February 28, 2018 and 2017, options granted to purchase 1.0 million and 0.3 million shares of Cintas common stock, respectively, were excluded from the computation of diluted earnings per share. For the nine months ended February 28, 2018 and 2017, options granted to purchase 0.8 million and 0.5 million shares of Cintas common stock were excluded from the computation of diluted earnings per share. The exercise prices of these options were greater than the average market price of the common stock (anti-dilutive).

On August 2, 2016, Cintas announced that the Board of Directors authorized a $500.0 million share buyback program, which does not have an expiration date. As of February 28, 2018, no share buybacks have occurred under the August 2, 2016 program and there were no share buybacks under this program subsequent to February 28, 2018 through April 6, 2018.

For the nine months ended February 28, 2018, Cintas acquired 0.3 million shares of Cintas common stock for employee payroll taxes due on restricted stock awards that vested during the nine months ended February 28, 2018. These shares were acquired at an average price of $130.00 per share for a total purchase price of $37.0 million.

6.             Goodwill, Service Contracts and Other Assets

Changes in the carrying amount of goodwill and service contracts for the nine months ended February 28, 2018, by reportable operating segment and All Other, are as follows:

Goodwill (in thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Total

Balance as of June 1, 2017	$2,448,070	$243,112	$91,153	$2,782,335
Goodwill acquired (1)	29,444	81	5,939	35,464
Foreign currency translation	1,032	992	44	2,068
Balance as of February 28, 2018	$2,478,546	$244,185	$97,136	$2,819,867

(1) Adjustments to the G&K preliminary purchase price allocation represent $27.1 million of the acquired goodwill in the Uniform Rental and Facility Services reportable operating segment. See Note 9 entitled Acquisitions for more information.

Service Contracts (in thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Total

Balance as of June 1, 2017	$529,923	$30,062	$27,003	$586,988
Service contracts acquired	1,635	440	4,309	6,384
Service contracts amortization	(33,701)	(2,910)	(3,658)	(40,269)
Foreign currency translation	4,243	131	—	4,374
Balance as of February 28, 2018	$502,100	$27,723	$27,654	$557,477

Information regarding Cintas’ service contracts and other assets is as follows:

	As of February 28, 2018
(In thousands)	Carrying Amount	Accumulated Amortization	Net

Service contracts	$923,020	$365,543	$557,477

Noncompete and consulting agreements	$41,358	$39,740	$1,618
Other	33,562	9,614	23,948
Total other assets	$74,920	$49,354	$25,566

	As of May 31, 2017
(In thousands)	Carrying Amount	Accumulated Amortization	Net

Service contracts	$911,273	$324,285	$586,988

Noncompete and consulting agreements	$40,743	$39,244	$1,499
Other	34,890	4,422	30,468
Total other assets	$75,633	$43,666	$31,967

Amortization expense for service contracts and other assets for continuing operations was $15.7 million and $3.3 million for the three months ended February 28, 2018 and 2017, respectively. Amortization expense for service contracts and other assets for continuing operations was $45.5 million and $9.6 million for the nine months ended February 28, 2018 and 2017, respectively. Estimated amortization expense for service contracts and other assets, excluding any future acquisitions, for each of the next five full fiscal years and thereafter is $61.6 million, $60.2 million, $54.4 million, $52.4 million, $44.2 million and $284.5 million, respectively. The increase in amortization expense in the current year and for the next five years, in comparison to the prior fiscal years, is the result of the G&K acquisition.

7.             Debt, Derivatives and Hedging Activities

Cintas' debt is summarized as follows:

(In thousands)	Interest Rate		Fiscal Year Issued	Fiscal Year Maturity	February 28, 2018	May 31, 2017

Debt due within one year
Commercial paper	1.93%	(1)	Various	Various	$187,500	$50,500
Senior notes	6.13%		2008	2018	—	300,000
Current portion of term loan	2.00%	(2)	2017	2018	—	12,500
Debt issuance costs					—	(100)
Total debt due within one year					$187,500	$362,900

Debt due after one year
Senior notes	4.30%		2012	2022	$250,000	$250,000
Senior notes	2.90%		2017	2022	650,000	650,000
Senior notes	3.25%		2013	2023	300,000	300,000
Senior notes (3)	2.78%		2013	2023	52,228	52,554
Senior notes (4)	3.11%		2015	2025	52,393	52,645
Senior notes	3.70%		2017	2027	1,000,000	1,000,000
Senior notes	6.15%		2007	2037	250,000	250,000
Long-term portion of term loan	2.00%	(2)	2017	2022	—	237,500
Debt issuance costs					(19,861)	(22,075)
Total debt due after one year					$2,534,760	$2,770,624

(1) Variable rate debt instrument. The rate presented is the variable borrowing rate at February 28, 2018.
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

Cintas' senior notes, excluding the G&K senior notes assumed with the acquisition of G&K in fiscal 2017, and term loan are recorded at cost, net of debt issuance costs. The fair value of the long-term debt is estimated using Level 2 inputs based on general market prices. The carrying value and fair value of Cintas' debt as of February 28, 2018 were $2,742.1 million and $2,789.6 million, respectively, and as of May 31, 2017 were $3,156.0 million and $3,296.8 million, respectively. In the first quarter of fiscal 2018, Cintas paid off the term loan balance of $250.0 million with cash on hand. On December 1, 2017, in accordance with the terms of the notes, Cintas paid the $300.0 million aggregate principal amount of its 6.13% 10-year senior notes that matured on that date with cash on hand and $265.0 million in proceeds from the issuance of commercial paper. During nine months ended February 28, 2018, Cintas issued $137.0 million, net of commercial paper.

The credit agreement that supports our commercial paper program was amended on September 16, 2016. The amendment increased the capacity of the revolving credit facility from $450.0 million to $600.0 million and added a $250.0 million term loan facility. The existing term loan facility was paid in full as of the first quarter of fiscal 2018. The credit agreement has an accordion feature that provides Cintas the ability to request increases to the borrowing commitments under either the revolving credit facility or a new term loan of up to $250.0 million in the aggregate, subject to customary conditions. The maturity date of the credit agreement is September 15, 2021. As of February 28, 2018, there was $187.5 million of commercial paper outstanding with a weighted average interest rate of 1.93% and maturity dates less than 30 days and no borrowings on our revolving credit facility. As of May 31, 2017, there was $50.5 million of commercial paper outstanding with a weighted average interest rate of 1.24% and maturity dates less than 30 days and no borrowings on our revolving credit facility. The fair value of the commercial paper is estimated using Level 2 inputs based on general market prices. Given its short-term nature, the carrying value of the outstanding commercial paper approximates fair value.

Cintas uses interest rate locks to manage our overall interest expense as interest rate locks effectively change the interest rate of specific debt issuances. The interest rate locks are entered into to protect against unfavorable movements in the benchmark treasury rate related to forecasted debt issuances. Cintas used interest rate lock agreements to hedge against movements in the treasury rates at the time Cintas issued its senior notes in fiscal 2007, fiscal 2008, fiscal 2012, fiscal 2013 and fiscal 2017. The amortization of the cash flow hedges resulted in a decrease to other comprehensive income of $0.3 million for the three months ended February 28, 2018 and an increase to other comprehensive income of $0.4 million for the three months ended February 28, 2017. For the nine months ended February 28, 2018 and 2017, the amortization of the cash flow hedges resulted in a decrease to other comprehensive income of $0.6 million and an increase to other comprehensive income of $1.2 million, respectively.

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

8.             Income Taxes

In the normal course of business, Cintas provides for uncertain tax positions and the related interest and adjusts its unrecognized tax benefits and accrued interest accordingly. As of February 28, 2018 and May 31, 2017, recorded unrecognized tax benefits were $18.5 million and $12.6 million, respectively, and are included in long-term accrued liabilities on the consolidated condensed balance sheet. The increase in the liability for the nine months ended February 28, 2018 is primarily related to an adjustment to the preliminary purchase price allocation for the G&K acquisition.

All U.S. federal income tax returns are closed to audit through fiscal 2014. Cintas is currently in various audits in certain foreign jurisdictions and certain domestic states. The years under foreign and domestic state audits cover fiscal years back to 2013. Based on the resolution of the various audits and other potential regulatory developments, it is reasonably possible that the balance of unrecognized tax benefits would not change for the fiscal year ending May 31, 2018.

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

On December 22, 2017, the President signed into legislation the Tax Cuts and Jobs Act (the Tax Act). Among other changes, the Tax Act reduces the U.S. corporate tax rate from 35% to 21% and requires companies to pay a one-time transition tax on earnings of foreign subsidiaries. The Tax Act also includes provisions that are expected to offset some of the benefit of the U.S. corporate tax rate reduction, including the repeal of the deduction for domestic production activities and the expansion of the limitation on the deduction of certain executive compensation. In addition, the Tax Act alters the landscape of taxation of non-U.S. operations and provides immediate deductions for certain new investments, among other provisions.

Cintas’ effective tax rate for continuing operations was (69.5)% and 34.4% for the three months ended February 28, 2018 and 2017, respectively. For the nine months ended February 28, 2018 and 2017, Cintas' effective tax rate for continuing operations was 0.9% and 32.5%, respectively. The effective tax rate for the three and nine month periods ended February 28, 2018 were primarily impacted by the reduced U.S. corporate tax rate, which was partially offset by other provisions of the Tax Act, and resulted in a net favorable discrete provisional adjustment of $150.5 million related to the Tax Act. The net favorable discrete provisional adjustment is discussed in more detail in the following paragraphs. The three and nine month periods ended February 28, 2017 were also impacted by certain discrete items (primarily the tax accounting for stock-based compensation).

In acknowledgment of the substantial changes incorporated in the U.S. Tax Reform, in conjunction with the timing of the enactment being just weeks before the majority of the provisions became effective, the SEC staff issued Staff Accounting Bulletin ("SAB") 118 to provide certain guidance in determining the accounting for income tax effects of the legislation in the accounting period of enactment as well as provide a measurement period within which to finalize and reflect such final effects associated with U.S. Tax Reform. During the three months ended February 28, 2018, enactment of the Tax Act resulted in the following provisional impacts on income tax expense:

Provisional Deferred Tax Revaluation
Cintas’ net deferred income taxes represent benefits that will be used to reduce corporate taxes expected to be paid as well as differences between the tax bases and carrying amounts of assets and liabilities that will result in taxable or deductible amounts in future years. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. As changes in tax laws or rates occur, deferred tax assets and liabilities are adjusted through income tax expense in the period changes are enacted.

Upon enactment of the Tax Act, Cintas revalued its deferred tax assets and liabilities based on the rates at which they are expected to reverse in future periods (primarily at the newly enacted 21% U.S. corporate tax rate). Cintas will continue to revise certain aspects of the calculation, which could potentially affect the measurement of these balances or give rise to new deferred tax amounts. The provisional amount related to the revaluation of the net deferred tax liability balance was a benefit of $163.8 million, which was recognized as a component of income tax expense for the three months ended February 28, 2018.

Provisional Transition Tax
The one-time transition tax is based on Cintas’ post 1986 earnings and profits (E&P) of foreign subsidiaries that were previously deferred for U.S. Income tax purposes. Cintas recorded a provisional transition tax liability, net of foreign tax credits, of $9.5 million that was recognized as additional income tax expense during the three months ended February 28, 2018. Cintas is still revising the transition tax calculation, and this amount is subject to change based on computation of final fiscal 2018 E&P and the amounts held in cash and cash equivalents at the end of fiscal 2018.

Provisional Foreign Withholding Tax
Foreign withholding taxes of $3.8 million have been recognized on certain non-U.S. earnings subject to repatriation that were previously tax deferred. This is a provisional estimate and may change based on final E&P computations through fiscal 2018. We will continue to monitor those earnings we believe to be permanently reinvested in foreign operations, if any.

As of February 28, 2018, the estimated impacts of the Tax Act recorded during the three months ended February 28, 2018 are provisional in nature. Cintas will continue to assess the impact of the Tax Act and will record adjustments through the income tax provision in the relevant period as amounts are known and reasonably estimable during the measurement period. As Cintas has not completed the final analysis of the tax impact of the Tax Act, the impact of the Tax Act may differ from Cintas’ quarterly provisional estimates due to information currently unavailable, changes in interpretations, the issuance of additional guidance and changes in assumptions, including actions Cintas may take in future periods as a result of the Tax Act. However, Cintas has recognized a reasonable estimate of the effects of the Tax Act on its deferred tax balances, the one-time transition tax and the withholding taxes related to foreign cash distributions within the consolidated condensed financial statements for the three months ending February 28, 2018.

Given the effective date of the U.S. corporate tax rate reduction in the Tax Act, Cintas’ statutory federal corporate tax rate for fiscal 2018 will be a blended rate of 29.17% and will decline to 21% for fiscal 2019 and beyond.

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
Cintas accounted for the G&K acquisition using the acquisition method. The preliminary allocation of the purchase price was determined by management with the assistance of third-party valuation specialists and was based on estimates of the fair value of assets acquired and liabilities assumed as of March 21, 2017. During the nine months ended February 28, 2018, $28.3 million of adjustments related to deferred taxes and $1.2 million of adjustments related to income taxes, current were made to the preliminary purchase price allocation. Cintas is continuing to evaluate information to determine the fair value of acquired assets and liabilities. As of February 28, 2018, the purchase price allocation for the acquisition was preliminary and subject to completion. The components of the preliminary purchase price allocation, at fair value, are as follows:

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

The following unaudited pro forma information presents the combined financial results for Cintas and G&K as if the G&K acquisition had been completed at the beginning of Cintas’ prior fiscal year, June 1, 2016. Prior to the acquisition, G&K used a 52-week or 53-week fiscal year ending on the Saturday nearest June 30. The pro forma financial information set forth below for the three and nine months ended February 28, 2017 includes G&K's publicly reported results for the period of July 2, 2016 through December 31, 2016 annualized and adjusted for number of working days in Cintas' first, second and third quarters of fiscal 2017.

	Three Months Ended	Nine Months Ended
(In thousands except per share data)	February 28, 2017	February 28, 2017

Net sales	$1,494,918	$4,521,542
Net income from continuing operations	$126,490	$404,110

Earnings from continuing operations per common share - diluted	$1.15	$3.69
The information above does not include the pro forma adjustments that would be required under Regulation S-X for pro forma financial information, and does not reflect future events that may occur after February 28, 2018 or any operating efficiencies or inefficiencies that may result from the G&K acquisition and related financing. Therefore, the information is not necessarily indicative of results that would have been achieved had the businesses been combined during the periods presented or the results that Cintas will experience going forward.

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

10. Pension Plans

In conjunction with the acquisition of G&K, Cintas assumed G&K's noncontributory frozen defined benefit pension plan (the Pension Plan) that covers substantially all G&K employees who were employed as of July 1, 2005, except certain employees who were covered by union-administered plans. Benefits are based on the number of years of service and each employee’s compensation near retirement. We will make annual contributions to the Pension Plan consistent with federal funding requirements. The Pension Plan was frozen by G&K effective December 31, 2006. Future growth in benefits will not occur beyond this date. Applicable accounting standards require that the consolidated condensed balance sheet reflect the funded status of the Pension Plan. The funded status of the Pension Plan is measured as the difference between the plan assets at fair value and the projected benefit obligation. The net pension liability at February 28, 2018 is included in long-term accrued liabilities on the consolidated condensed balance sheet. Unrecognized differences between actual amounts and estimates based on actuarial assumptions are included in accumulated other comprehensive income in our consolidated condensed balance sheet. The difference between actual amounts and estimates based on actuarial assumptions are recognized in other comprehensive income in the period in which they occur. The Pension Plan assumptions are evaluated annually and are updated as deemed necessary.

The components of net periodic pension cost recognized in other comprehensive income for the Pension Plan are as follows:

	Three Months Ended	Nine Months Ended
(In thousands)	February 28, 2018	February 28, 2018

Interest cost	$711	$2,132
Expected return on assets	(716)	(2,148)
Amortization of net loss	—	—
Total net periodic benefit cost	$(5)	$(16)

11. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss), net of tax:

(In thousands)	Foreign Currency	Unrealized Income on Cash Flow Hedges	Other	Total

Balance at June 1, 2017	$(12,726)	$11,382	$(1,685)	$(3,029)
Other comprehensive income before reclassifications	35,184	—	20	35,204
Amounts reclassified from accumulated other comprehensive income (loss)	—	(172)	—	(172)
Net current period other comprehensive income (loss)	35,184	(172)	20	35,032
Balance at August 31, 2017	22,458	11,210	(1,665)	32,003
Other comprehensive loss before reclassifications	(11,374)	—	(20)	(11,394)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(172)	—	(172)
Net current period other comprehensive loss	(11,374)	(172)	(20)	(11,566)
Balance at November 30, 2017	11,084	11,038	(1,685)	20,437
Other comprehensive income before reclassifications	2,374	—	—	2,374
Amounts reclassified from accumulated other comprehensive income (loss)	—	(294)	—	(294)
Net current period other comprehensive income (loss)	2,374	(294)	—	2,080
Balance at February 28, 2018	$13,458	$10,744	$(1,685)	$22,517

(In thousands)	Foreign Currency	Unrealized Loss on Cash Flow Hedges	Other	Total

Balance at June 1, 2016	$(2,474)	$(20,830)	$(1,570)	$(24,874)
Other comprehensive income (loss) before reclassifications	115	(12,037)	(1)	(11,923)
Amounts reclassified from accumulated other comprehensive income (loss)	—	385	—	385
Net current period other comprehensive income (loss)	115	(11,652)	(1)	(11,538)
Balance at August 31, 2016	(2,359)	(32,482)	(1,571)	(36,412)
Other comprehensive (loss) income before reclassifications	(7,650)	26,390	1	18,741
Amounts reclassified from accumulated other comprehensive income (loss)	—	385	—	385
Net current period other comprehensive (loss) income	(7,650)	26,775	1	19,126
Balance at November 30, 2016	(10,009)	(5,707)	(1,570)	(17,286)
Other comprehensive income before reclassifications	2,400	2,560	—	4,960
Amounts reclassified from accumulated other comprehensive income (loss)	—	385	—	385
Net current period other comprehensive income	2,400	2,945	—	5,345
Balance at February 28, 2017	$(7,609)	$(2,762)	$(1,570)	$(11,941)

The following table summarizes the reclassifications out of accumulated other comprehensive income (loss):

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line in the Consolidated Condensed Statements of Income

	Three Months Ended		Nine Months Ended
(In thousands)	February 28, 2018	February 28, 2017	February 28, 2018	February 28, 2017

Amortization of interest rate locks	$474	$(615)	$1,030	$(1,845)	Interest expense
Tax (expense) benefit	(180)	230	(392)	690	Income taxes
Amortization of interest rate locks, net of tax	$294	$(385)	$638	$(1,155)	Net income

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

Cintas evaluates the performance of each operating segment based on several factors of which the primary financial measures are operating segment revenue and income before income taxes. The accounting policies of the operating segments are the same as those described in Note 1 entitled Basis of Presentation. Information related to the operations of Cintas’ operating segments is set forth below:

(In thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Corporate (1)	Total

For the three months ended February 28, 2018
Revenue	$1,284,516	$137,327	$167,295	$—	$1,589,138
Income (loss) before income taxes	$173,287	$16,705	$10,032	$(25,517)	$174,507

For the three months ended February 28, 2017
Revenue	$988,178	$124,239	$142,950	$—	$1,255,367
Income (loss) before income taxes	$171,933	$12,235	$7,823	$(13,685)	$178,306

As of and for the nine months ended February 28, 2018
Revenue	$3,904,338	$416,999	$485,745	$—	$4,807,082
Income (loss) before income taxes	$596,011	$54,091	$34,232	$(84,375)	$599,959
Total assets	$5,900,987	$472,982	$368,368	$186,256	$6,928,593

As of and for the nine months ended February 28, 2017
Revenue	$2,982,475	$373,875	$436,744	$—	$3,793,094
Income (loss) before income taxes	$533,668	$38,525	$24,191	$(41,028)	$555,356
Total assets	$3,283,382	$452,397	$348,703	$186,682	$4,271,164
(1) Corporate assets include cash and marketable securities in all periods. Corporate assets as of February 28, 2017 include the assets of Discontinued Services, which were classified as held for sale at May 31, 2017 and sold during the nine months ended February 28, 2018.

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

During the nine months ended February 28, 2017, we received additional proceeds related to contingent consideration on the sale of Shred-it. Cintas realized a pre-tax gain of $25.9 million as a result of the additional consideration received. As of February 28, 2018, Cintas still has the opportunity to receive additional consideration, subject to certain holdback provisions. Because of the uncertainty surrounding the holdback provision, this opportunity represents a gain contingency that has not been recorded.

Following is selected financial information included in net income from discontinued operations for Discontinued Services and Shred-it:

	Three Months Ended		Nine Months Ended
(In thousands)	February 28, 2018	February 28, 2017 (1)	February 28, 2018	February 28, 2017 (1)

Revenue	$—	$25,768	$10,773	$79,094

Income (loss) before income taxes	149	3,160	(2,333)	8,586
Income tax (expense) benefit	(242)	(2,109)	678	(4,148)
Gain on sale of business	—	—	99,060	—
Gain on Shred-it	—	—	—	25,876
Income tax benefit (expense) on net gain	6,399	—	(35,624)	(8,953)
Net income from discontinued operations	$6,306	$1,051	$61,781	$21,361
(1) The results of Discontinued Services for the three and nine months ended February 28, 2017 were previously included in continuing operations.

14.      G&K Services, Inc. Transaction and Integration Expenses

As a result of the acquisition of G&K in fiscal 2017, the Company incurred $9.8 million and $9.3 million in transaction and integration expenses during the three months ended February 28, 2018 and 2017, respectively, and $26.9 million and $15.5 million during the nine months ended February 28, 2018 and 2017, respectively. The $9.8 million of costs incurred in the three months ended February 28, 2018 related to integration expenses directly related to the acquisition. During the nine months ended February 28, 2018, the costs incurred related to $25.9 million of integration expenses directly related to the acquisition and $1.0 million of employee termination expenses recognized under ASC Topic 712, "Compensation - Nonretirement Postemployment Benefits." The costs incurred in the three and nine months ended February 28, 2017 related primarily to legal and professional fees directly related to the acquisition. As of February 28, 2018 and May 31, 2017, employee termination benefits included in accrued compensation and related liabilities on the consolidated condensed balance sheet was $13.4 million and $24.3 million, respectively. The amount of employee termination benefits paid during the three and nine months ended February 28, 2018 was $2.3 million and $11.9 million, respectively. We anticipate the remaining accrued employee termination benefits will generally be paid over the next 12 months.

15.      Supplemental Guarantor Information

Cintas Corporation No. 2 (Corp. 2) is the indirectly, wholly-owned principal operating subsidiary of Cintas. Corp. 2 is the issuer of the $187.5 million aggregate principal amount of commercial paper and the $2,555.0 million aggregate principal amount of senior notes outstanding as of February 28, 2018, which are unconditionally guaranteed, jointly and severally, by Cintas Corporation and certain wholly-owned, direct and indirect domestic subsidiaries.

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

Consolidating Condensed Income Statement
Three Months Ended February 28, 2018
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Uniform rental and facility services	$—	$1,059,184	$169,308	$100,941	$(44,917)	$1,284,516
Other	—	437,042	56	21,396	(153,872)	304,622
Equity in net income of affiliates	295,789	—	—	—	(295,789)	—
	295,789	1,496,226	169,364	122,337	(494,578)	1,589,138
Costs and expenses (income):
Cost of uniform rental and facility services	—	617,276	106,066	64,952	(70,156)	718,138
Cost of other	—	301,217	(24,654)	14,888	(120,914)	170,537
Selling and administrative expenses	—	491,924	(28,110)	33,959	(7,155)	490,618
G&K Services, Inc. transaction and integration expenses	—	5,101	3,968	752	—	9,821
Operating income	295,789	80,708	112,094	7,786	(296,353)	200,024

Interest income	—	(103)	(24)	(259)	2	(384)
Interest expense (income)	—	26,105	(207)	3	—	25,901

Income before income taxes	295,789	54,706	112,325	8,042	(296,355)	174,507
Income tax (benefit) expense	—	(88,275)	(38,777)	5,820	(50)	(121,282)
Income from continuing operations	295,789	142,981	151,102	2,222	(296,305)	295,789

Income (loss) from discontinued operations, net of tax	6,306	7,269	(1,012)	—	(6,257)	6,306

Net income	$302,095	$150,250	$150,090	$2,222	$(302,562)	$302,095

Consolidating Condensed Income Statement
Three Months Ended February 28, 2017
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Uniform rental and facility services	$—	$821,386	$147,293	$57,082	$(37,583)	$988,178
Other	—	383,043	297	16,672	(132,823)	267,189
Equity in net income of affiliates	116,954	—	—	—	(116,954)	—
	116,954	1,204,429	147,590	73,754	(287,360)	1,255,367
Costs and expenses (income):
Cost of uniform rental and facility services	—	472,256	92,273	36,877	(58,616)	542,790
Cost of other	—	264,965	(19,449)	12,462	(105,325)	152,653
Selling and administrative expenses	—	396,225	(51,465)	20,883	(7,054)	358,589
G&K Services, Inc. transaction and integration expenses	—	—	9,344	—	—	9,344
Operating income	116,954	70,983	116,887	3,532	(116,365)	191,991

Interest income	—	(2)	(6)	(4)	1	(11)
Interest expense (income)	—	14,981	(1,193)	(92)	—	13,696

Income before income taxes	116,954	56,004	118,086	3,628	(116,366)	178,306
Income taxes	—	19,186	40,474	1,712	(20)	61,352
Income from continuing operations	116,954	36,818	77,612	1,916	(116,346)	116,954

Income from discontinued operations, net of tax	1,051	791	447	9	(1,247)	1,051

Net income	$118,005	$37,609	$78,059	$1,925	$(117,593)	$118,005

Consolidating Condensed Income Statement
Nine Months Ended February 28, 2018
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Uniform rental and facility services	$—	$3,245,720	$504,523	$298,469	$(144,374)	$3,904,338
Other	—	1,299,883	50	63,686	(460,875)	902,744
Equity in net income of affiliates	594,634	—	—	—	(594,634)	—
	594,634	4,545,603	504,573	362,155	(1,199,883)	4,807,082
Costs and expenses (income):
Cost of uniform rental and facility services	—	1,867,547	311,039	190,689	(220,314)	2,148,961
Cost of other	—	892,201	(69,369)	45,061	(365,957)	501,936
Selling and administrative expenses	—	1,531,248	(161,065)	95,076	(20,274)	1,444,985
G&K Services, Inc. transaction and integration expenses	—	10,814	14,722	1,330	—	26,866
Operating income	594,634	243,793	409,246	29,999	(593,338)	684,334

Interest income	—	(179)	(182)	(613)	2	(972)
Interest expense (income)	—	86,110	(659)	(104)	—	85,347

Income before income taxes	594,634	157,862	410,087	30,716	(593,340)	599,959
Income tax (benefit) expense	—	(57,256)	50,760	11,915	(94)	5,325
Income from continuing operations	594,634	215,118	359,327	18,801	(593,246)	594,634

Income (loss) from discontinued operations, net of tax	61,781	71,643	(9,911)	—	(61,732)	61,781

Net income	$656,415	$286,761	$349,416	$18,801	$(654,978)	$656,415

Consolidating Condensed Income Statement
Nine Months Ended February 28, 2017
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Uniform rental and facility services	$—	$2,489,238	$446,327	$172,355	$(125,445)	$2,982,475
Other	—	1,162,088	1,898	53,709	(407,076)	810,619
Equity in net income of affiliates	375,112	—	—	—	(375,112)	—
	375,112	3,651,326	448,225	226,064	(907,633)	3,793,094
Costs and expenses (income):
Cost of uniform rental and facility services	—	1,430,876	277,268	111,594	(188,353)	1,631,385
Cost of other	—	800,503	(53,929)	39,926	(326,360)	460,140
Selling and administrative expenses	—	1,202,428	(150,455)	59,851	(22,117)	1,089,707
G&K Services, Inc. transaction and integration expenses	—	—	15,478	—	—	15,478
Operating income	375,112	217,519	359,863	14,693	(370,803)	596,384

Interest income	—	(2)	(30)	(77)	2	(107)
Interest expense (income)	—	44,336	(3,071)	(130)	—	41,135

Income before income taxes	375,112	173,185	362,964	14,900	(370,805)	555,356
Income taxes	—	56,490	118,652	5,176	(74)	180,244
Income from continuing operations	375,112	116,695	244,312	9,724	(370,731)	375,112

Income from discontinued operations, net of tax	21,361	19,789	447	1,950	(22,186)	21,361

Net income	$396,473	$136,484	$244,759	$11,674	$(392,917)	$396,473

Consolidating Condensed Statement of Comprehensive Income
Three Months Ended February 28, 2018
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$302,095	$150,250	$150,090	$2,222	$(302,562)	$302,095

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,374	—	—	2,374	(2,374)	2,374
Amortization of interest rate lock agreements	(294)	(294)	—	—	294	(294)

Other comprehensive income (loss)	2,080	(294)	—	2,374	(2,080)	2,080

Comprehensive income	$304,175	$149,956	$150,090	$4,596	$(304,642)	$304,175

Consolidating Condensed Statement of Comprehensive Income
Three Months Ended February 28, 2017
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$118,005	$37,609	$78,059	$1,925	$(117,593)	$118,005

Other comprehensive income, net of tax:
Foreign currency translation adjustments	2,400	—	—	2,400	(2,400)	2,400
Change in fair value of cash flow hedges	2,560	2,560	—	—	(2,560)	2,560
Amortization of interest rate lock agreements	385	385	—	—	(385)	385

Other comprehensive income	5,345	2,945	—	2,400	(5,345)	5,345

Comprehensive income	$123,350	$40,554	$78,059	$4,325	$(122,938)	$123,350

Consolidating Condensed Statement of Comprehensive Income
Nine Months Ended February 28, 2018
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$656,415	$286,761	$349,416	$18,801	$(654,978)	$656,415

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	26,184	—	—	26,184	(26,184)	26,184
Amortization of interest rate lock agreements	(638)	(638)	—	—	638	(638)

Other comprehensive income (loss)	25,546	(638)	—	26,184	(25,546)	25,546

Comprehensive income	$681,961	$286,123	$349,416	$44,985	$(680,524)	$681,961

Consolidating Condensed Statement of Comprehensive Income
Nine Months Ended February 28, 2017
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$396,473	$136,484	$244,759	$11,674	$(392,917)	$396,473

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(5,135)	—	—	(5,135)	5,135	(5,135)
Change in fair value of cash flow hedges	16,913	16,913	—	—	(16,913)	16,913
Amortization of interest rate lock agreements	1,155	1,155	—	—	(1,155)	1,155

Other comprehensive income (loss)	12,933	18,068	—	(5,135)	(12,933)	12,933

Comprehensive income	$409,406	$154,552	$244,759	$6,539	$(405,850)	$409,406

Consolidating Condensed Balance Sheet
As of February 28, 2018
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$45,105	$15,109	$92,349	$—	$152,563
Marketable securities	—	—	—	33,693	—	33,693
Accounts receivable, net	—	601,742	117,281	60,197	—	779,220
Inventories, net	—	224,418	36,861	13,540	—	274,819
Uniforms and other rental items in service	—	566,950	80,852	53,738	(19,102)	682,438
Income taxes, current	—	(9,604)	26,083	5,172	—	21,651
Prepaid expenses and other current assets	—	11,877	22,147	1,168	—	35,192
Total current assets	—	1,440,488	298,333	259,857	(19,102)	1,979,576

Property and equipment, net	—	883,749	370,764	113,067	—	1,367,580

Investments (1)	321,083	3,599,114	949,739	1,714,070	(6,405,479)	178,527
Goodwill	—	—	2,778,361	41,618	(112)	2,819,867
Service contracts, net	—	477,353	—	80,124	—	557,477
Other assets, net	2,107,667	515	3,637,566	15,932	(5,736,114)	25,566
	$2,428,750	$6,401,219	$8,034,763	$2,224,668	$(12,160,807)	$6,928,593

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$(465,247)	$(1,610,462)	$2,334,145	$(124,204)	$37,949	$172,181
Accrued compensation and related liabilities	—	82,519	56,234	6,313	—	145,066
Accrued liabilities	—	124,021	260,301	28,504	—	412,826
Debt due within one year	—	187,500	—	—	—	187,500
Total current liabilities	(465,247)	(1,216,422)	2,650,680	(89,387)	37,949	917,573

Long-term liabilities:
Debt due after one year	—	2,534,370	—	390	—	2,534,760
Deferred income taxes	—	222,968	107,306	46,391	—	376,665
Accrued liabilities	—	40,006	164,312	1,280	—	205,598
Total long-term liabilities	—	2,797,344	271,618	48,061	—	3,117,023

Total shareholders’ equity	2,893,997	4,820,297	5,112,465	2,265,994	(12,198,756)	2,893,997
	$2,428,750	$6,401,219	$8,034,763	$2,224,668	$(12,160,807)	$6,928,593

(1) Investments include inter-company investment activity. Corp 2 and Subsidiary Guarantors hold $21.1 million and $157.5 million , respectively, of the $178.5 million consolidated net investments.

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

(1) Investments include inter-company investment activity. Corp 2 and Subsidiary Guarantors hold $29.0 million and $135.8 million, respectively, of the $164.8 million consolidated net investments.

Consolidating Condensed Statement of Cash Flows
Nine Months Ended February 28, 2018
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated
Cash flows from operating activities:
Net income	$656,415	$286,761	$349,416	$18,801	$(654,978)	$656,415
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	—	94,846	52,162	10,311	—	157,319
Amortization of intangible assets	—	37,338	3,824	6,421	—	47,583
Stock-based compensation	86,044	—	—	—	—	86,044
Gain on sale of business	—	(114,581)	15,521	—	—	(99,060)
Deferred income taxes	—	(82,475)	(39,692)	1,739		(120,428)
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	—	(57,631)	20,615	(3,030)	—	(40,046)
Inventories, net	—	17,558	(15,487)	3,326	(1,386)	4,011
Uniforms and other rental items in service	—	(33,728)	(2,748)	(7,683)	109	(44,050)
Prepaid expenses and other current assets	—	1,252	(19,495)	318	—	(17,925)
Accounts payable	—	3,657	23,201	(27,279)	(159)	(580)
Accrued compensation and related liabilities	—	(12,519)	13,106	(2,796)	—	(2,209)
Accrued liabilities and other	—	(85,980)	91,624	5,353	—	10,997
Income taxes, current	—	25,777	(930)	(2,054)	—	22,793
Net cash provided by operating activities	742,459	80,275	491,117	3,427	(656,414)	660,864

Cash flows from investing activities:
Capital expenditures	—	(127,736)	(59,018)	(9,286)	—	(196,040)
Proceeds from redemption of marketable securities and investments	—	13,589	(1,189)	133,902	—	146,302
Purchase of marketable securities and investments	—	6,343	(22,521)	(144,350)	3,000	(157,528)
Proceeds from sale of business	—	127,835	—	—	—	127,835
Acquisitions of businesses	—	(12,298)	—	—	—	(12,298)
Other, net	(565,726)	323,643	(413,382)	3,797	653,414	1,746
Net cash (used in) provided by investing activities	(565,726)	331,376	(496,110)	(15,937)	656,414	(89,983)

Cash flows from financing activities:
Payments of commercial paper, net	—	137,000	—	—	—	137,000
Proceeds from issuance of debt	—	—	2,810	(2,810)	—	—
Repayment of debt	—	(550,000)	—	—	—	(550,000)
Proceeds from exercise of stock-based compensation awards	35,838	—	—	—	—	35,838
Dividends paid	(175,521)	—	—	(68)	—	(175,589)
Repurchase of common stock	(37,050)	—	—	—	—	(37,050)
Other, net	—	(2,204)	(10)	(275)	—	(2,489)
Net cash (used in) provided by financing activities	(176,733)	(415,204)	2,800	(3,153)	—	(592,290)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	4,706	—	4,706

Net decrease in cash and cash equivalents	—	(3,553)	(2,193)	(10,957)	—	(16,703)
Cash and cash equivalents at beginning of period	—	48,658	17,302	103,306	—	169,266
Cash and cash equivalents at end of period	$—	$45,105	$15,109	$92,349	$—	$152,563

Consolidating Condensed Statement of Cash Flows
Nine Months Ended February 28, 2017
(In thousands

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Cash flows from operating activities:
Net income	$396,473	$136,484	$244,759	$11,674	$(392,917)	$396,473
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	—	79,459	33,697	7,337	—	120,493
Amortization of intangible assets	—	10,288	262	671	—	11,221
Stock-based compensation	63,578	—	—	—	—	63,578
Gain on Shred-it	—	(23,935)	—	(1,941)	—	(25,876)
Deferred income taxes	—	(11,104)	7,406	226	—	(3,472)
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	—	(21,965)	(5,959)	(722)	—	(28,646)
Inventories, net	—	(21,588)	2,079	(2,177)	(1,678)	(23,364)
Uniforms and other rental items in service	—	3,662	(2,753)	1,031	(1,993)	(53)
Prepaid expenses and other current assets	—	(6,460)	(5,037)	110	—	(11,387)
Accounts payable	—	(36,312)	45,593	6,143	114	15,538
Accrued compensation and related liabilities	—	(3,243)	(3,099)	530	—	(5,812)
Accrued liabilities and other	—	(10,958)	5,110	(231)	—	(6,079)
Income taxes, current	—	10,886	(29,632)	(110)	—	(18,856)
Net cash provided by operating activities	460,051	105,214	292,426	22,541	(396,474)	483,758

Cash flows from investing activities:
Capital expenditures	—	(125,995)	(77,025)	(15,601)	—	(218,621)
Proceeds from redemption of marketable securities	—	—	—	172,506	—	172,506
Purchase of marketable securities and investments	—	(5,644)	(41,180)	(102,418)	23,608	(125,634)
Proceeds from sale of investment in Shred-it	—	23,935	—	1,941	—	25,876
Acquisitions of businesses, net of cash acquired	—	(9,097)	—	(10,533)	—	(19,630)
Other, net	(322,723)	166,718	(218,390)	1,557	372,866	28
Net cash (used in) provided by investing activities	(322,723)	49,917	(336,595)	47,452	396,474	(165,475)

Cash flows from financing activities:
Issuance of commercial paper, net	—	99,500	—	—	—	99,500
Proceeds from issuance of debt	—	—	(2,000)	2,000	—	—
Repayment of debt	—	(250,000)	—	—	—	(250,000)
Prepaid short-term debt financing fees	—	(13,949)	—	—	—	(13,949)
Proceeds from exercise of stock-based compensation awards	25,114	—	—	—	—	25,114
Dividends paid	(142,388)	—	—	(56)	—	(142,444)
Repurchase of common stock	(20,054)	—	—	—	—	(20,054)
Other, net	—	(5,801)	—	—	—	(5,801)
Net cash (used in) provided by financing activities	(137,328)	(170,250)	(2,000)	1,944	—	(307,634)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(2,762)	—	(2,762)

Net (decrease) increase in cash and cash equivalents	—	(15,119)	(46,169)	69,175	—	7,887
Cash and cash equivalents at beginning of period	—	57,893	55,392	26,072	—	139,357
Cash and cash equivalents at end of period	$—	$42,774	$9,223	$95,247	$—	$147,244

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

RESULTS OF OPERATIONS

Cintas classifies its business into two reportable operating segments and places the remainder of its operating segments in an All Other category. Cintas’ two reportable operating segments are Uniform Rental and Facility Services and First Aid and Safety Services. The Uniform Rental and Facility Services operating segment consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops, and shop towels and other ancillary items. In addition to these rental items, restroom cleaning services and supplies and carpet and tile cleaning services are also provided within this operating segment. The First Aid and Safety Services operating segment consists of first aid and safety services. The remainder of Cintas’ business, which consists of Fire Protection Services and its Uniform Direct Sale business, is included in All Other. These operating segments consist of fire protection products and services and the direct sale of uniforms and related items. Revenue and income before income taxes for the three and nine months ended February 28, 2018 and 2017 for the two reportable operating segments and All Other is presented in Note 12 entitled Segment Information of “Notes to Consolidated Condensed Financial Statements.”

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

Consolidated Results

Three Months Ended February 28, 2018 Compared to Three Months Ended February 28, 2017

Total revenue increased 26.6% for the three months ended February 28, 2018 over the same period in the prior fiscal year, from $1,255.4 million to $1,589.1 million. Revenue increased organically by 7.8% as a result of increased sales volume. Organic growth adjusts for the impact of acquisitions and foreign currency exchange rate fluctuations. Total revenue was positively impacted by 0.3% due to foreign currency exchange rate fluctuations and by 18.5% due to acquisitions, primarily the acquisition of G&K.

Uniform Rental and Facility Services reportable operating segment revenue increased 30.0% for the three months ended February 28, 2018 over the same period in the prior fiscal year, from $988.2 million to $1,284.5 million. Revenue increased organically by 6.5%. Revenue growth was positively impacted 23.2% due to acquisitions, primarily G&K. Foreign currency exchange rate fluctuations positively impacted growth by 0.3%. Growth was driven by many factors including new business sold by sales representatives, penetration of additional products and services into existing customers and strong customer retention.

Other revenue, consisting of revenue from the First Aid and Safety Services reportable operating segment and All Other, increased 14.0% for the three months ended February 28, 2018 compared to the same period in the prior fiscal year, from $267.2 million to $304.6 million. Revenue increased organically by 12.6%. Revenue growth was positively impacted by 0.3% due to foreign currency exchange rate fluctuations and by 1.1% due to growth derived through acquisitions in our First Aid and Safety Services reportable operating segment and our Fire Protection business, which is included in All Other.

Cost of uniform rental and facility services consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other ancillary items. Cost of uniform rental and facility services increased $175.3 million, or 32.3%, for the three months ended February 28, 2018, compared to the three months ended February 28, 2017. This increase was due to higher Uniform Rental and Facility Services reportable operating segment sales volume, including the newly acquired G&K sales volume.

Cost of other consists primarily of cost of goods sold (predominantly first aid and safety products, uniforms, and fire protection products), delivery expenses and distribution expenses in the First Aid and Safety Services reportable operating segment and All Other. Cost of other increased $17.9 million, or 11.7%, for the three months ended February 28, 2018, compared to the three months ended February 28, 2017. The increase was primarily due to higher sales volume in the First Aid and Safety Services reportable operating segment and All Other.

Selling and administrative expenses increased $132.0 million, or 36.8%, for the three months ended February 28, 2018, compared to the same period in the prior fiscal year. The increase was due to higher sales volume, a one-time cash payment to employee-partners, increased labor and other employee-partner related expenses as a result of the acquisition of G&K, increased amortization expense related to intangible assets acquired as a result of the G&K acquisition and increased costs related to investments in a new enterprise resource planning system. The one-time cash payment to employee-partners was made following the enactment of The Tax Cuts and Jobs Act (the Tax Act) which was signed into legislation by the President on December 22, 2017. The one-time cash payment to employee-partners amounted to an expense of approximately $40 million. Operating income for the three months ended February 28, 2018 was negatively impacted by $9.8 million of integration expenses incurred in connection with the G&K acquisition. For the three months ended February 28, 2018, the after-tax effect of these integration expenses represents a negative impact of $0.06 per share on diluted earnings per share.

Net interest expense (interest expense less interest income) was $25.5 million for the three months ended February 28, 2018, compared to $13.7 million for the three months ended February 28, 2017. The increase was primarily due to the additional debt issued to finance the G&K acquisition.

Cintas’ effective tax rate for continuing operations was (69.5)% and 34.4% for the three months ended February 28, 2018 and 2017, respectively. The effective tax rate for the three month period ended February 28, 2018 was largely impacted by the Tax Act. The effective tax rate for the three month period ended February 28, 2017 was also impacted by certain discrete items (primarily the tax accounting for stock-based compensation).

Net income from continuing operations for the three months ended February 28, 2018 increased $178.8 million, or 152.9%, compared to the three months ended February 28, 2017. Diluted earnings per share from continuing operations was $2.66 for the three months ended February 28, 2018, which was an increase of 150.9% compared to the same period in the prior fiscal year. Diluted earnings per share from continuing operations increased due to the increase in earnings from continuing operations.

Uniform Rental and Facility Services Reportable Operating Segment

Three Months Ended February 28, 2018 Compared to Three Months Ended February 28, 2017

Uniform Rental and Facility Services reportable operating segment revenue increased from $988.2 million to $1,284.5 million, or 30.0%, for the three months ended February 28, 2018, over the same period in the prior fiscal year, and the cost of uniform rental and facility services increased $175.3 million, or 32.3%. Revenue increased organically by 6.5%. The reportable operating segment’s gross margin was $566.4 million, or 44.1% of revenue. The gross margin was 100 basis points lower than the prior fiscal year’s third quarter gross margin of 45.1%. The decrease was driven by the recent G&K acquisition, which had lower margins than our legacy Cintas margins. In addition, we incurred expected integration costs which impact margins in the short-term.

Selling and administrative expenses increased $119.2 million to 29.8% of revenue, compared to 26.7% in the third quarter of the prior fiscal year. This increase in expense was due primarily to a one-time cash payment to employees, increased labor and employee-partner related expenses incurred as a result of the G&K acquisition, increased amortization expense related to intangibles acquired as a result of the G&K acquisition and an investment in an enterprise resource planning system.

Income before income taxes increased $1.4 million, or 0.8%, for the Uniform Rental and Facility Services reportable operating segment for the three months ended February 28, 2018 compared to the same period in the prior fiscal year. Income before income taxes was 13.5% of the reportable operating segment’s revenue, which was a 390 basis point decrease compared to the third quarter of the prior fiscal year of 17.4%. This decrease was due to the increase in selling and administrative expenses as previously discussed.

First Aid and Safety Services Reportable Operating Segment

Three Months Ended February 28, 2018 Compared to Three Months Ended February 28, 2017

First Aid and Safety Services reportable operating segment revenue increased from $124.2 million to $137.3 million, or 10.5%, for the three months ended February 28, 2018 over the same period in the prior fiscal year. Revenue increased organically by 10.0% as a result of increased sales volume. Total revenue was positively impacted by 0.1% due to foreign currency exchange rate fluctuations and by 0.4% due to acquisitions in the three months ended February 28, 2018 compared to the three months ended February 28, 2017. Growth was driven by many factors including new business sold by sales representatives, penetration of additional products and services into existing customers and strong customer retention.

Cost of first aid and safety services increased $4.4 million, or 6.5%, for the three months ended February 28, 2018, over the three months ended February 28, 2017, due to higher sales volume. The gross margin as a percent of revenue was 46.9% for the quarter ended February 28, 2018, which is an increase of 210 basis points compared to the gross margin as a percent of revenue of 44.8% in the same period of the prior fiscal year. The increase was driven primarily by improved sourcing, leveraging of existing warehouses and optimization of delivery routes.

Selling and administrative expenses increased $4.2 million compared to the same quarter in the prior fiscal year. The increase was due primarily to increased labor, including a one-time cash payment to employees. Selling and administrative expenses as a percent of revenue improved to 34.7% compared to 35.0% in the third quarter of the prior fiscal year. The decrease in selling and administrative expenses as a percent to revenue was due to revenue growing at a faster pace than labor and employee-partner related expenses.

Income before income taxes for the First Aid and Safety Services reportable operating segment increased $4.5 million to $16.7 million for the three months ended February 28, 2018, compared to the same period in the prior fiscal year, due to the previously discussed growth in revenue, improvement in the gross margin percentage and improvement in selling and administrative expenses as a percent to revenue. Income before income taxes, at 12.2% of the reportable operating segment’s revenue, was a 240 basis point increase compared to the same quarter last fiscal year due to the reasons previously mentioned.

Consolidated Results

Nine Months Ended February 28, 2018 Compared to Nine Months Ended February 28, 2017

Total revenue increased 26.7% for the nine months ended February 28, 2018 over the same period in the prior fiscal year, from $3,793.1 million to $4,807.1 million. Revenue increased organically by 7.9% as a result of increased sales volume. Organic growth adjusts for the impact of acquisitions and foreign currency exchange rate fluctuations. Total revenue was positively impacted by 0.2% due to foreign currency exchange rate fluctuations and by 18.6% due to acquisitions, primarily the acquisition of G&K.

Uniform Rental and Facility Services reportable operating segment revenue increased 30.9% for the nine months ended February 28, 2018 over the same period in the prior fiscal year, from $2,982.5 million to $3,904.3 million. Revenue increased organically by 7.3%. Revenue growth was positively impacted by 0.2% due to foreign currency exchange rate fluctuations and 23.4% due to acquisitions, primarily the acquisition of G&K. Growth was driven by many factors including new business sold by sales representatives, penetration of additional products and services into existing customers and strong customer retention.

Other revenue, consisting of revenue from the First Aid and Safety Services reportable operating segment and All Other, increased 11.4% for the nine months ended February 28, 2018 compared to the same period in the prior fiscal year, from $810.6 million to $902.7 million. Revenue increased organically by 10.2%. Revenue growth was positively impacted by 0.2% due to foreign currency exchange rate fluctuations and by 1.0% due to growth derived through acquisitions in our First Aid and Safety Services reportable operating segment and our Fire Protection business, which is included in All Other.

Cost of uniform rental and facility services consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other ancillary items. Cost of uniform rental and facility services increased $517.6 million, or 31.7%, for the nine months ended February 28, 2018, compared to the nine months ended February 28, 2017. This increase was due to higher Uniform Rental and Facility Services reportable operating segment sales volume, including the newly acquired G&K sales volume.

Cost of other consists primarily of cost of goods sold (predominantly first aid and safety products, uniforms, and fire protection products), delivery expenses and distribution expenses in the First Aid and Safety Services reportable operating segment and All Other. Cost of other increased $41.8 million, or 9.1%, for the nine months ended February 28, 2018, compared to the nine months ended February 28, 2017. The increase was primarily due to higher sales volume in the First Aid and Safety Services reportable operating segment and All Other.

Selling and administrative expenses increased $355.3 million, or 32.6%, for the nine months ended February 28, 2018, compared to the same period in the prior fiscal year. The increase was due to higher sales volume, a one-time cash payment to employee-partners, increased labor and other employee-partner related expenses as a result of the acquisition of G&K, increased amortization expense related to intangible assets acquired as a result of the G&K acquisition and increased costs related to investments in a new enterprise resource planning system. The one-time cash payment to employee-partners was made following the enactment of The Tax Cuts and Jobs Act (the Tax Act) which was signed into legislation by the President on December 22, 2017. The one-time cash payment to employee-partners amounted to an expense of approximately $40 million. Operating income for the nine months ended February 28, 2018 was negatively impacted by $26.9 million of transaction and integration expenses incurred in connection with the G&K acquisition. For the nine months ended February 28, 2018, the after-tax effect of these transaction and integration expenses represents a negative impact of $0.16 per share on diluted earnings per share.

Net interest expense (interest expense less interest income) was $84.4 million for the nine months ended February 28, 2018, compared to $41.0 million for the nine months ended February 28, 2017. The increase was primarily due to the additional debt issued to finance the G&K acquisition.

Cintas’ effective tax rate for continuing operations was 0.9% and 32.5% for the nine months ended February 28, 2018 and 2017, respectively. The effective tax rate for the nine month period ended February 28, 2018 was largely impacted by the enactment of the Tax Act. The effective tax rate for the nine month period ended February 28, 2017 was also impacted by certain discrete items (primarily the tax accounting for stock-based compensation).

Net income from continuing operations for the nine months ended February 28, 2018 increased $219.5 million, or 58.5%, compared to the nine months ended February 28, 2017. Diluted earnings per share from continuing operations was $5.35 for the nine months ended February 28, 2018, which was an increase of 56.4% compared to the same period in the prior fiscal year. Diluted earnings per share from continuing operations increased due to the increase in earnings from continuing operations.

Uniform Rental and Facility Services Reportable Operating Segment

Nine Months Ended February 28, 2018 Compared to Nine Months Ended February 28, 2017

Uniform Rental and Facility Services reportable operating segment revenue increased from $2,982.5 million to $3,904.3 million, or 30.9%, for the nine months ended February 28, 2018, over the same period in the prior fiscal year, and the cost of uniform rental and facility services increased $517.6 million, or 31.7%. Revenue increased organically by 7.3%. The reportable operating segment’s gross margin was $1,755.4 million, or 45.0% of revenue, which was the same gross margin as the nine months ended February 28, 2017. The increase in gross margin was a result of new business sold by sales representatives, penetration of additional products and services into existing customers and continuous improvement in process efficiency that was offset by lower margin business attributed to the recent G&K acquisition.

Selling and administrative expenses increased $330.6 million to 29.0% of revenue, compared to 26.9% in the first nine months of the prior fiscal year. This increase in expense was due primarily to a one-time cash payment to employees, increased labor and employee-partner related expenses incurred as a result of the G&K acquisition, increased amortization expense related to intangibles acquired as a result of the G&K acquisition and an investment in an enterprise resource planning system.

Income before income taxes increased $62.3 million, or 11.7%, for the Uniform Rental and Facility Services reportable operating segment for the nine months ended February 28, 2018 compared to the same period in the prior fiscal year. Income before income taxes was 15.3% of the reportable operating segment’s revenue, which was a 260 basis point decrease compared to the same period of the prior fiscal year of 17.9%. This decrease was due to the increase in selling and administrative expenses, as previously discussed, and the G&K transaction and integration expenses incurred during the quarter, which had a 20 basis point impact.

First Aid and Safety Services Reportable Operating Segment

Nine Months Ended February 28, 2018 Compared to Nine Months Ended February 28, 2017

First Aid and Safety Services reportable operating segment revenue increased from $373.9 million to $417.0 million, or 11.5%, for the nine months ended February 28, 2018 over the same period in the prior fiscal year. Revenue increased organically by 10.9% as a result of increased sales volume. Total revenue was positively impacted by 0.1% due to foreign currency exchange rate fluctuations and by 0.5% due to acquisitions in the nine months ended February 28, 2018 compared to the nine months ended February 28, 2017. Growth was driven by many factors including new business sold by sales representatives, penetration of additional products and services into existing customers and strong customer retention.

Cost of first aid and safety services increased $17.1 million, or 8.4%, for the nine months ended February 28, 2018, over the nine months ended February 28, 2017, due to higher sales volume. The gross margin as a percent of revenue was 47.1% for the nine months ended February 28, 2018, which is an increase of 150 basis points compared to the gross margin as a percent of revenue of 45.6% in the same period of the prior fiscal year. The increase was driven primarily by improved sourcing, leveraging of existing warehouses and optimization of delivery routes.

Selling and administrative expenses increased $10.5 million compared to the first nine months of the prior fiscal year. The increase was due primarily to increased labor, including a one-time cash payment to employees. Selling and administrative expenses as a percent of revenue improved to 34.1% compared to 35.3% in the first nine months of the prior fiscal year. The decrease in selling and administrative expenses as a percent to revenue was due to revenue growing at a faster pace than labor and employee-partner related expenses.

Income before income taxes for the First Aid and Safety Services reportable operating segment increased $15.6 million to $54.1 million for the nine months ended February 28, 2018, compared to the same period in the prior fiscal year, due to the growth in revenue, the improvement in the gross margin percentage and the decrease in selling and administrative expenses as a percent to revenue. Income before income taxes, at 13.0% of the reportable operating segment’s revenue, was a 270 basis point increase compared to the same period last fiscal year due to the reasons previously mentioned.

LIQUIDITY AND CAPITAL RESOURCES

The following is a summary of our cash flows and cash, cash equivalents and marketable securities as of and for the nine months ended February 28, 2018 and 2017:

(In thousands)	2018	2017

Net cash provided by operating activities	$660,864	$483,758
Net cash used in investing activities	$(89,983)	$(165,475)
Net cash used in financing activities	$(592,290)	$(307,634)

Cash and cash equivalents at the end of the period	$152,563	$147,244
Marketable securities at the end of the period	$33,693	$—

Cash, cash equivalents and marketable securities as of February 28, 2018 and 2017 include $126.0 million and $95.2 million, respectively, that is located outside of the United States. We are reevaluating our permanent reinvestment assertion of undistributed earnings of foreign subsidiaries in light of the enactment of the Tax Act.

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

Net cash provided by operating activities was $660.9 million for the nine months ended February 28, 2018, an increase of $177.1 million compared to the nine months ended February 28, 2017. The increase was primarily the result of higher net income as well as some favorable changes in working capital year over year.

Net cash used in investing activities includes capital expenditures, proceeds from the sale of businesses and cash paid for acquisitions of businesses. Capital expenditures were $196.0 million and $218.6 million for the nine months ended February 28, 2018 and 2017, respectively. Capital expenditures in fiscal 2018 primarily relate to expansion efforts in the Uniform Rental and Facility Services reportable operating segment, representing $162.9 million of the current fiscal year amount. Cash paid for acquisitions of businesses was $12.3 million and $19.6 million for the nine months ended February 28, 2018 and 2017, respectively. The acquisitions during the nine months ended February 28, 2018 occurred in our Uniform Rental and Facility Services reportable operating segment, First Aid and Safety Services reportable operating segment and our Fire Protection business, which is included in All Other. For the nine months ended February 28, 2018, investing activities included proceeds of $127.8 million related to the sale of Discontinued Services. Net cash used in investing activities also includes net proceeds from purchases and redemptions of marketable securities and investments of $11.2 million and $46.9 million for the nine months ended February 28, 2018 and 2017, respectively.

Net cash used in financing activities was $592.3 million and $307.6 million for the nine months ended February 28, 2018 and 2017, respectively. On August 4, 2015, we announced that the Board of Directors authorized a $500.0 million share buyback program. During the nine months ended February 28, 2017, under the August 4, 2015 share buyback plan, we purchased 0.1 million shares at an average price of $94.11 per share for a total purchase price of $3.7 million. This completed the August 4, 2015 program through which Cintas purchased a total of 5.7 million shares of Cintas common stock at an average price of $87.89 for a total purchase price of $500.0 million. On August 2, 2016, we announced that the Board of Directors authorized a new $500.0 million share buyback program, which does not have an expiration date. As of February 28, 2018, no share buybacks have occurred under the August 2, 2016 program and there were no share buybacks under this program subsequent to February 28, 2018 through April 6, 2018. In addition, for the nine months ended February 28, 2018, Cintas acquired 0.3 million shares of Cintas common stock for employee payroll taxes due on restricted stock awards that vested during the nine months ended February 28, 2018. These shares were acquired at an average price of $130.00 per share for a total purchase price of $37.0 million.

During the nine months ended February 28, 2017, Cintas paid $13.5 million in prepaid short-term debt financing fees related to bridge loan financing in connection with the entry into the merger agreement among Cintas, G&K and Bravo Merger Sub, Inc., a wholly-owned subsidiary of Cintas, pursuant to which Cintas would acquire all outstanding shares of G&K for $97.50 per share in cash, for a total enterprise value of approximately $2.1 billion, including acquired net debt.

During the nine months ended February 28, 2018, Cintas issued $137.0 million, net of commercial paper borrowings. In the first quarter of fiscal 2018, Cintas paid off the term loan balance of $250.0 million with cash on hand. On December 1, 2017, Cintas paid the $300.0 million aggregate principal amount of its 6.13% 10-year senior notes that matured on that date with cash on hand and $265.0 million in proceeds from the issuance of commercial paper. On June 1, 2016, Cintas paid the $250.0 million aggregate principal amount of five-year senior notes that matured on that date with cash on hand and proceeds from the issuance of commercial paper.

The following table summarizes Cintas' outstanding debt:

(In thousands)	Interest Rate		Fiscal Year Issued	Fiscal Year Maturity	February 28, 2018	May 31, 2017

Debt due within one year
Commercial paper	1.93%	(1)	Various	Various	$187,500	$50,500
Senior notes	6.13%		2008	2018	—	300,000
Current portion of term loan	2.00%	(2)	2017	2018	—	12,500
Debt issuance costs					—	(100)
Total debt due within one year					$187,500	$362,900

Debt due after one year
Senior notes	4.30%		2012	2022	$250,000	$250,000
Senior notes	2.90%		2017	2022	650,000	650,000
Senior notes	3.25%		2013	2023	300,000	300,000
Senior notes (3)	2.78%		2013	2023	52,228	52,554
Senior notes (4)	3.11%		2015	2025	52,393	52,645
Senior notes	3.70%		2017	2027	1,000,000	1,000,000
Senior notes	6.15%		2007	2037	250,000	250,000
Long-term portion of term loan	2.00%	(2)	2017	2022	—	237,500
Debt issuance costs					(19,861)	(22,075)
Total debt due after one year					$2,534,760	$2,770,624
(1) Variable rate debt instrument. The rate presented is the variable borrowing rate at February 28, 2018.
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

The credit agreement that supports our commercial paper program was amended on September 16, 2016. The amendment increased the capacity of the revolving credit facility from $450.0 million to $600.0 million and added a $250.0 million term loan facility. The existing term loan facility was paid in full during the first quarter of fiscal 2018. The credit agreement has an accordion feature that provides Cintas the ability to request increases to the borrowing commitments under either the revolving credit facility or a new term loan of up to $250.0 million in the aggregate, subject to customary conditions. The maturity date of the credit agreement is September 15, 2021. As of February 28, 2018, there was $187.5 million of commercial paper outstanding with a weighted average interest rate of 1.93% and maturity of less than 30 days and no borrowings on our revolving credit facility. As of May 31, 2017, there was $50.5 million of commercial paper outstanding with a weighted average interest rate of 1.24% and maturity dates less than 30 days and no borrowings on our revolving credit facility. The fair value of the commercial paper is estimated using Level 2 inputs based on general market prices. Given its short-term nature, the carrying value of the outstanding commercial paper approximates fair value.

Cintas has certain covenants related to debt agreements. These covenants limit our ability to incur certain liens, to engage in sale-leaseback transactions and to merge, consolidate or sell all or substantially all of Cintas' assets. These covenants also require Cintas to maintain certain debt to earnings before interest, taxes, depreciation and amortization (EBITDA) and interest coverage ratios. Cross-default provisions exist between certain debt instruments. If a default of a significant covenant were to occur, the default could result in an acceleration of the maturity of the indebtedness, impair liquidity and limit the ability to raise future capital. As of February 28, 2018, Cintas was in compliance with all debt covenants.

Our access to the commercial paper and long-term debt markets has historically provided us with sources of liquidity.  We do not anticipate having difficulty in obtaining financing from those markets in the future in view of our favorable experiences in the debt markets in the recent past. Our ability to continue to access the commercial paper and long-term debt markets on favorable interest rate and other terms will depend, to a significant degree, on the ratings assigned by the credit rating agencies to our indebtedness. As of February 28, 2018, our ratings were as follows:

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

On December 22, 2017, the United States adopted tax reform legislation commonly known as the Tax Act, which is generally effective January 1, 2018. The Tax Act includes a number of changes to U.S. tax law, including lowering the U.S. corporate income tax rate from a maximum of 35% to 21% and changing or limiting certain tax deductions. In addition, the Tax Act alters the landscape of taxation of non-U.S. operations and provides immediate deductions for certain new investments, among other provisions.

Cintas has reasonably estimated the effects of the Tax Act to be a net income tax benefit of $150.5 for the three months ended February 28, 2018. Cintas recorded the $150.5 income tax benefit as a provisional estimate in the consolidated condensed financial statements as of February 28, 2018. The significant components of this expense include (i) the remeasurement of net deferred tax liabilities at the lower enacted U.S. corporate tax rate, which resulted in a net $163.8 decrease in income tax expense; (ii) a $3.8 net tax expense comprised of foreign withholding taxes related to certain non-U.S. earnings subject to repatriation; and (iii) $9.5 million in transition tax related to certain non-U.S. earnings subject to repatriation that were previously tax deferred.

The overall anticipated net impact of the Tax Act is expected to result in a net decrease in Cintas’ effective tax rates in fiscal 2018 and future periods. While the reduction in the U.S. federal tax rate from 35% to 21% in fiscal 2018 and beyond will result in lower income tax expense, other elements of the Tax Act will partially offset this reduction. Elements of the Tax Act that will cause an increase in future income tax expense include:

•
The Tax Act expands the limitation on the deduction of certain executive compensation. This expansion is subject to transition rules that provide relief for previously awarded compensation. We estimate that this deduction limitation will adversely impact our effective rate in future periods.

•	The Tax Act limits certain entertainment deductions.

•	The Tax Act eliminates the Section 199 deduction.
The estimated impacts of the Tax Act recorded during the three months ended February 28, 2018 as well as the forward-looking estimates are provisional in nature, and Cintas will continue to assess the impact of the Tax Act and provide additional information and record adjustments through the income tax provision in the relevant period as amounts are known and reasonably estimable during the measurement period. Accordingly, the impact of the Tax Act may differ from our provisional estimates due to, among other factors, information currently not available, changes in interpretations and the issuance of additional guidance, as well as changes in assumptions Cintas has made, including actions Cintas may take in future periods as a result of the Tax Act.

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

ITEM 4.
CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

With the participation of Cintas’ management, including Cintas’ Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, Cintas has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of February 28, 2018.  Based on such evaluation, Cintas’ management, including Cintas’ Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, has concluded that Cintas’ disclosure controls and procedures were effective as of February 28, 2018, in ensuring (i) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is accumulated and communicated to Cintas’ management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in Cintas’ internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended February 28, 2018, that have materially affected, or are reasonably likely to materially affect, Cintas' internal control over financial reporting.

Part II.  Other Information

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Period (In millions, except share and per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan (1)	Maximum approximate dollar value of shares that may yet be purchased under the plan (1)

December 1 - 31, 2017 (2)	1,190	$155.54	—	$500.0
January 1 - 31, 2018 (3)	4,938	$164.46	—	$500.0
February 1 - 28, 2018 (4)	1,804	$171.00	—	$500.0
Total	7,932	$164.61	—	$500.0

(1) On August 2, 2016, Cintas announced that the Board of Directors authorized a $500.0 million share buyback program, which does not have an expiration date.
(2) During December 2017, Cintas acquired 1,190 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $155.54 per share for a total purchase price of $0.2 million.
(3) During January 2018, Cintas acquired 4,938 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $164.46 per share for a total purchase price of $0.8 million.
(4) During February 2018, Cintas acquired 1,804 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $171.00 per share for a total purchase price of $0.3 million.

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

CINTAS CORPORATION
(Registrant)

Date:	April 6, 2018	/s/	J. Michael Hansen

J. Michael Hansen
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)