Form 10-K
period 2018-05-31
CINTAS CORP
filed 2018-07-27
CIK 723254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended May 31, 2018
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
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).

YES	✓	NO
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES	NO	✓
The aggregate market value of the Registrant's Common Stock held by non-affiliates as of November 30, 2017, was $16,762,648,293 based on a closing sale price of $157.44 per share. As of June 30, 2018, 182,752,319 shares of the Registrant's Common Stock were issued and 106,279,307 shares were outstanding.
Documents Incorporated by Reference
Portions of the Registrant's Proxy Statement to be filed with the Commission for its 2018 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

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
On March 21, 2017, Cintas completed the acquisition of G&K Services, Inc. (G&K) for consideration of approximately $2.1 billion. G&K is a wholly-owned subsidiary of Cintas that operates within the Uniform Rental and Facility Services operating segment. To finance the G&K acquisition, Cintas used a combination of new senior notes, a term loan, other borrowings under its existing credit facility and cash on hand. G&K's results of operations are included in Cintas' consolidated financial statements as of and from the date of acquisition.
Cintas’ reportable operating segments are Uniform Rental and Facility Services and First Aid and Safety Services. The Uniform Rental and Facility Services reportable operating segment, consists of the rental and servicing of uniforms and other garments, including flame resistant clothing, mats, mops and shop towels and other ancillary items. In addition to these rental items, restroom cleaning services and supplies, carpet and tile cleaning services and the sale of items from our catalogs to our customers on route are included within this reportable operating segment. The First Aid and Safety Services reportable operating segment consists of first aid and safety products and services. The remainder of Cintas’ business, which consists of Fire Protection Services and its Uniform Direct Sale business, is included in All Other.
In fiscal 2018, Cintas sold a significant business referred to as "Discontinued Services." Prior to the sale of Discontinued Services, the operations were primarily included in All Other and classified as held for sale. In fiscal 2014, Cintas completed its partnership transaction with the shareholders of Shred-it International Inc. to combine Cintas' shredding business (Shredding) with the shredding business of Shred-it International Inc. (the Shredding Transaction). Pursuant to the Shredding Transaction, the newly formed partnership (the Shred-it Partnership) was owned 42% by Cintas and 58% by the shareholders of Shred-it International Inc. Cintas' investment in the Shred-it Partnership (Shred-it) and the results of Shredding are classified as discontinued operations for all periods presented as a result of selling the investment during fiscal 2016. During fiscal 2015, Cintas sold the storage business (Storage) and, as a result, its operations are also classified as discontinued operations for all periods presented. In accordance with the applicable accounting guidance for the disposal of long-lived assets and discontinued operations, the results of Discontinued Services, Shredding and Storage have been excluded from both continuing operations and operating segment results for all periods presented. Please see Note 16 entitled Discontinued Operations of "Notes to Consolidated Financial Statements" for additional information.
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
The following table sets forth Cintas' total revenue and the revenue derived from each reportable operating segment and All Other:

Fiscal Year Ended May 31, (in thousands)	2018	2017	2016

Uniform Rental and Facility Services	$5,247,124	$4,202,490	$3,759,524
First Aid and Safety Services	564,706	508,233	461,783
All Other	664,802	612,658	574,465
Total Revenue	$6,476,632	$5,323,381	$4,795,772

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
Within the Uniform Rental and Facility Services reportable operating segment, Cintas provides its products and services to customers via local delivery routes originating from rental processing plants and branches. Within the First Aid and Safety Services reportable operating segment and All Other, Cintas provides its products and services via its distribution network and local delivery routes or local representatives. In total, Cintas has approximately 11,100 local delivery routes, 474 operational facilities and 11 distribution centers. At May 31, 2018, Cintas employed approximately 41,000 employees, of which approximately 1,600 were represented by labor unions.
Cintas sources finished products from many outside suppliers. In addition, Cintas operates five manufacturing facilities that provide for standard uniform needs. Cintas purchases fabric, used in its manufacturing process, from several suppliers. Cintas is not aware of any circumstances that would hinder its ability to continue obtaining these materials.
Cintas is subject to various environmental laws and regulations, as are other companies in the uniform rental industry. While environmental compliance is not a material component of its costs, Cintas must incur capital expenditures and associated operating costs, primarily for water treatment and waste removal, on a regular basis. Environmental spending related to water treatment and waste removal was approximately $20 million in fiscal 2018 and approximately $14 million in fiscal 2017. Capital expenditures to limit or monitor hazardous substances totaled approximately $2 million in fiscal 2018 and approximately $3 million in fiscal 2017. As a result of the G&K acquisition in fiscal 2017, Cintas' environmental spend and the cost or environmental compliance could increase in future years; however, Cintas is not aware of any material non-compliance with environmental laws.
Cintas uses its corporate website, www.cintas.com, as a channel for routine distribution of important information, including news releases, analyst presentations and financial information. Cintas files with or furnishes to the Securities and Exchange Commission (SEC) Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports, as well as proxy statements and annual reports to shareholders, and, from time to time, other documents. The reports and other documents filed with or furnished to the SEC are available to investors on or through our corporate website free of charge as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. In addition, the public may read and copy any of the materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington D.C. 20549. The public may obtain information on the operation of the facilities by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site located at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers, such as Cintas, that file electronically with the SEC. Cintas' SEC filings can be found on the Investors page of its website at www.cintas.com/investors/highlights.aspx and its Code of Conduct and Business Ethics can be found on the About Us page of its website at www.cintas.com/company. These documents are available in print to any shareholder who requests a copy by writing or calling Cintas as set forth on the Investor Information page. The content on any website referred to in this Annual Report on Form 10-K is not incorporated by reference into this Form 10-K unless expressly noted.

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

This Annual Report on Form 10-K contains forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements.  Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “predicts,” “projects,” “plans,” “expects,” “intends,” “target,” “forecast,” “believes,” “seeks,” “could,” “should,” “may” and “will” or the negative versions thereof and similar words, terms and expressions and by the context in which they are used.  Such statements are based upon current expectations of Cintas and speak only as of the date made.  You should not place undue reliance on any forward-looking statement.  We cannot guarantee that any forward-looking statement will be realized.  These statements are subject to various risks, uncertainties, potentially inaccurate assumptions and other factors that could cause actual results to differ from those set forth in or implied by this Annual Report. Factors that might cause such a difference include, but are not limited to, risks inherent with the G&K transaction in the achievement of cost synergies and the timing thereof, including whether the transaction will be accretive and within the expected timeframe and the actual amounts of future integration expenses; the possibility of greater than anticipated operating costs including energy and fuel costs; lower sales volumes; loss of customers due to outsourcing trends; the performance and costs of integration of acquisitions, including G&K; fluctuations in costs of materials and labor including increased medical costs; costs and possible effects of union organizing activities; failure to comply with government regulations concerning employment discrimination, employee pay and benefits and employee health and safety; the effect on operations of exchange rate fluctuations, tariffs and other political, economic and regulatory risks; uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation; the cost, results and ongoing assessment of internal controls for financial reporting required by the Sarbanes-Oxley Act of 2002; the effect of new accounting pronouncements; costs of our SAP system implementation; disruptions caused by the inaccessibility of computer systems data, including cybersecurity risks; the initiation or outcome of litigation, investigations or other proceedings; higher assumed sourcing or distribution costs of products; the disruption of operations from catastrophic or extraordinary events; the amount and timing of repurchases of our common stock, if any; changes in federal and state tax and labor laws; and the reactions of competitors in terms of price and service. Cintas undertakes no obligation to publicly release any revisions to any forward-looking statements or to otherwise update any forward-looking statements whether as a result of new information or to reflect events, circumstances or any other unanticipated developments arising after the date on which such statements are made, except otherwise as required by law. The risks and uncertainties described herein are not the only ones we may face. Additional risks and uncertainties presently not known to us or that we currently believe to be immaterial may also harm our business.
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
Our outstanding indebtedness, including the indebtedness we incurred to consummate the G&K transaction, may have negative consequences on our business, such as requiring us to dedicate a substantial portion of our cash flow from operations to the payment of debt service, reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, dividend increases, stock buybacks and other general corporate purposes, as well as increase our vulnerability to adverse economic or industry conditions. In addition, it may limit our ability to obtain additional financing in the future to enable us to react to changes in our business or industry or place us at a competitive disadvantage compared to businesses in our industry that have less debt.

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
We earn revenue, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar, including the Canadian dollar, British pound, and the euro. In fiscal years 2018, 2017 and 2016, revenue denominated in currencies other than the U.S. dollar represented less than 10% of our consolidated revenue. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenue, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, fluctuations in the value of the U.S. dollar against other major currencies, particularly in the event of significant increases in foreign currency revenue, will impact our revenue and operating income and the value of balance sheet items denominated in foreign currencies. This impact could adversely affect our consolidated financial condition and consolidated results of operations.

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
Our operating locations are subject to environmental laws and regulations relating to the protection of the environment and health and safety matters, including those governing discharges of pollutants to the air and water, the management and disposal of hazardous substances and wastes and the clean-up of contaminated sites. The operation of our businesses entails risks under environmental laws and regulations. We could incur significant costs, including clean-up costs, fines and sanctions and claims by third parties for property damage and personal injury, as a result of violations of or liabilities under these laws and regulations. We are currently involved in a limited number of remedial investigations and actions at various locations, including those acquired in the G&K acquisition. While based on information currently known to us, we believe that we maintain adequate reserves with respect to these matters, our liability could exceed forecasted amounts, and the imposition of additional clean-up obligations or the discovery of additional contamination at these or other sites could result in significant additional costs which could adversely affect our results of operations. In addition, potentially significant expenditures could be required to comply with environmental laws and regulations, including requirements that may be adopted or imposed in the future.

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
Our businesses rely on our computer systems to provide customer information, process customer transactions and provide other general information necessary to manage our businesses. We have an active disaster recovery plan in place that is frequently reviewed and tested. However, our computer systems are subject to damage or interruption due to system conversions, such as our current conversion to SAP enterprise system, power outages, computer or telecommunication failures, catastrophic events such as fires, tornadoes and hurricanes and usage errors by our employees. Although we believe that we have adopted appropriate measures to mitigate potential risks to our technology and our operations from these information technology-related and other potential disruptions, given the unpredictability of the timing, nature and scope of such disruptions, we could potentially be subject to production downtimes, operational delays and interruptions in our ability to provide products and services to our customers. Any disruption caused by the unavailability of our computer systems could adversely affect our sales, could require us to make a significant investment to fix or replace them and, therefore, could adversely affect our consolidated results of operations. In addition, cyber-security attacks are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and corruption of data. If the network of security controls, policy enforcement mechanisms and monitoring systems to address these threats to our technology fails, the compromising of confidential or otherwise protected Company, customer, or employee information, destruction or corruption of data, security breaches, or other manipulation or improper use of our systems and networks could result in financial losses from remedial actions, loss of business or potential liability and damage to our reputation.

Failure to achieve and maintain effective internal controls could adversely affect our business and stock price.
Effective internal controls are necessary for us to provide reliable financial reports. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to the consolidated financial statement preparation and presentation. While we continue to evaluate our internal controls we cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. If we fail to maintain the adequacy of our internal controls or if we or our independent registered public accounting firm were to discover material weaknesses in our internal controls, as such standards are modified, supplemented or amended, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Failure to achieve and maintain an effective internal control environment could cause us to be unable to produce reliable financial reports or prevent fraud. This may cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

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
We assess our goodwill and other intangible assets and our long-lived assets for impairment when required by U.S. Generally Accepted Accounting Principles (U.S. GAAP). These accounting principles require that we record an impairment charge if circumstances indicate that the asset carrying values exceed their estimated fair values. The estimated fair value of these assets is impacted by general economic conditions in the locations in which we operate. Deterioration in these general economic conditions may result in: declining revenue, which can lead to excess capacity and declining operating cash flow; reductions in management's estimates for future revenue and operating cash flow growth; increases in borrowing rates and other deterioration in factors that impact our weighted average cost of capital; and deteriorating real estate values. If our assessment of goodwill, other intangible assets or long-lived assets indicates an impairment of the carrying value for which we recognize an impairment charge, this may adversely affect our consolidated financial condition and consolidated results of operations.

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

If we are unable to accurately predict our future tax liabilities or become subject to increased levels of taxation or our tax contingencies are unfavorably resolved, our results of operations and financial condition could be adversely affected.
The United States recently adopted tax reform legislation commonly known as the Tax Cuts and Jobs Act, which will increase our effective income tax rate by imposing a new tax regime impacting our non-U.S. operations. The U.S. tax changes also provide flexibility related to repatriating non-U.S. earnings to the United States without additional U.S. taxation, and as a result, we have changed classification of certain earnings that were previously deemed to be permanently reinvested offshore and recorded deferred tax liabilities for the associated withholding taxes. Other changes in tax laws or regulations in the jurisdictions in which we do business, including the United States, or changes in how the Tax Cuts and Jobs Act or other tax laws are implemented or interpreted, could further increase our effective tax rate, further restrict our ability to repatriate undistributed offshore earnings, or impose new restrictions, costs or prohibitions on our current practices and reduce our net income and adversely affect our cash flows.

We are also subject to tax audits, including with respect to transfer pricing, in the United States and other jurisdictions and our tax positions may be challenged by tax authorities. Although we believe that our current tax provisions are reasonable and appropriate, there can be no assurance that these items will be settled for the amounts accrued, that additional tax exposures will not be identified in the future or that additional tax reserves will not be necessary for any such exposures. Any increase in the amount of taxation incurred as a result of challenges to our tax filing positions could result in a material adverse effect on our business, results of operations and financial condition.

Item 1B.  Unresolved Staff Comments
None.

Item 2.  Properties
Cintas occupies 485 facilities located in 330 cities. Cintas leases 251 of these facilities for various terms ranging from monthly to the year 2032. Cintas expects that it will be able to renew or replace its leases on satisfactory terms. Of the five manufacturing facilities noted below, Cintas controls the operations of one manufacturing facility, but does not own or lease the real estate related to the operation. All remaining facilities are owned. The principal executive office in Cincinnati, Ohio, provides centrally located administrative functions including accounting, finance, marketing and computer system development and support. Cintas operates rental processing plants that house administrative, sales and service personnel and the necessary equipment involved in the cleaning of uniforms and bulk items, such as entrance mats and shop towels. Branch operations provide administrative, sales and service functions. Cintas operates 11 distribution centers and five manufacturing facilities. Cintas also operates first aid and safety and fire protection facilities and direct sales offices. Cintas considers the facilities it operates to be adequate for their intended use. Cintas owns or leases approximately 20,200 vehicles which are used for the route-based services and by the sales and management employee-partners.
The following chart provides additional information concerning Cintas' facilities:

Type of Facility	# of Facilities

Rental Processing Plants	210
Rental Branches	151
First Aid and Safety Facilities	55
All Other Facilities	53
Distribution Centers	11	(1)
Manufacturing Facilities	5
Total	485
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
Cintas' common stock is traded on the NASDAQ Global Select Market under the symbol "CTAS." The following table provides the high and low sales prices of shares of Cintas' common stock by quarter during the last two fiscal years:

Fiscal 2018
Quarter Ended	High	Low

May 2018	$184.22	$162.11
February 2018	$172.91	$147.38
November 2017	$157.81	$131.75
August 2017	$139.74	$123.00

Fiscal 2017
Quarter Ended	High	Low

May 2017	$128.85	$117.21
February 2017	$122.21	$112.96
November 2016	$119.94	$102.07
August 2016	$117.69	$91.24
Holders
At May 31, 2018, there were approximately 2,000 shareholders of record of Cintas' common stock. Cintas believes that this represents approximately 106,000 beneficial owners.
Dividends
Dividends on Cintas' outstanding common stock have been paid annually and amounted to $1.62 per share, $1.33 per share and $1.05 per share in fiscal 2018, 2017 and 2016, respectively.

Stock Performance Graph
The following graph summarizes the cumulative return on $100 invested in Cintas' common stock, the S&P 500 Stock Index and the common stocks of a selected peer group of companies. Because our products and services are diverse, Cintas does not believe that any single published industry index is appropriate for comparing shareholder return. Therefore, the peer group used in the performance graph combines publicly traded companies in the business services industry that have similar characteristics as Cintas for each fiscal year, such as route based delivery of products and services. The companies included in the Peer Group are UniFirst Corporation, ABM Industries, Inc. and Rollins, Inc.

Total shareholder return was based on the increase in the price of the common stock and assumed reinvestment of all dividends. Further, total return was weighted according to market capitalization of each company. The companies in the Peer Group are not the same as those considered by the Compensation Committee of the Board of Directors.

Total Shareholder Returns
Comparison of Five-Year Cumulative Total Return

Purchases of Equity Securities by the Issuer and Affiliated Purchases

Period (In millions, except share and per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan (1)	Maximum approximate dollar value of shares that may yet be purchased under the plan (1)

March 1 - 31, 2018 (2)	548	$169.59	—	$500.0
April 1 - 30, 2018	203,002	171.30	203,002	465.3
May 1 - 31, 2018 (3)	316,930	174.96	315,674	410.0
Total	520,480	$173.53	518,676	$410.0

(1)
On August 6, 2016, Cintas announced that the Board of Directors authorized a $500.0 million share buyback program, which does not have an expiration date. From the inception of the August 6, 2016 share buyback program through May 31, 2018, Cintas has purchased a total of 0.5 million shares of Cintas common stock at an average price of $173.51 per share for a total purchase price of $90.0 million.

(2) During March 2018, Cintas acquired 548 shares of Cintas common stock in satisfaction of employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were purchased at an average price of $169.59 per share for a total purchase price of less than $0.1 million.
(3) During May 2018, Cintas acquired 1,256 shares of Cintas common stock in satisfaction of employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were purchased at an average price of $180.62 per share for a total purchase price of $0.2 million.

Item 6.  Selected Financial Data
Five-Year Financial Summary

(In thousands except per share and percentage data) Fiscal Years Ended May 31,	2014(1)	2015(1)	2016(1)	2017(1)(2)	2018(1)	Compound Annual Growth (2014-2018)

Revenue	$4,091,204	$4,369,677	$4,795,772	$5,323,381	$6,476,632	12.2%
Net Income, Continuing Operations	330,541	402,553	448,605	457,286	783,932	24.1%
Net Income, Discontinued Operations	43,901	28,065	244,915	23,422	58,654	7.5%
Net Income	$374,442	$430,618	$693,520	$480,708	$842,586	22.5%

Basic Earnings Per Share:
Continuing Operations	$2.72	$3.44	$4.08	$4.27	$7.24	27.7%
Discontinued Operations	0.36	0.24	2.22	0.22	0.54	10.7%
Basic Earnings Per Share	$3.08	$3.68	$6.30	$4.49	$7.78	26.1%
Diluted Earnings Per Share:
Continuing Operations	$2.69	$3.39	$4.02	$4.17	$7.03	27.1%
Discontinued Operations	0.36	0.24	2.19	0.21	0.53	10.2%
Diluted Earnings Per Share	$3.05	$3.63	$6.21	$4.38	$7.56	25.5%

Dividends Per Share	$0.77	$1.70	$1.05	$1.33	$1.62	20.4%
Total Assets (3)	$4,454,457	$4,185,675	$4,098,815	$6,844,057	$6,958,214	11.8%
Shareholders' Equity	$2,192,858	$1,932,455	$1,842,659	$2,302,793	$3,016,526	8.3%
Return on Average Equity (4)	15.0%	19.5%	23.8%	22.1%	29.5%
Long-Term Debt (3)	$1,292,482	$1,293,215	$1,294,422	$ 3,133,524(5)	$2,535,309

(1)
In accordance with the applicable accounting guidance for the disposal of long-lived assets and discontinued operations, the results of Discontinued Services, Shredding and Storage have been excluded from continuing operations for all periods presented. Please see Note 16 entitled Discontinued Operations of "Notes to Consolidated Financial Statements" for additional information.

(2)
Includes G&K results of operations from March 21, 2017 through May 31, 2017. Historical periods presented prior to fiscal 2017 do not include G&K, and as a result, the information may not be comparable. Please see Note 9 entitled Acquisitions and Divestitures of "Notes to Consolidated Financial Statements" for additional information regarding the G&K acquisition.

(3)
In accordance with the applicable accounting guidance for simplifying the presentation of debt issuance costs, the debt costs related to recognized debt liabilities have been excluded from Total Assets and reclassified to Long-Term Debt as a direct deduction from the carrying amount of the debt liabilities. The impact of this change in accounting principle on balances previously reported for fiscal 2016, 2015 and 2014 were reclassifications of $5.6 million, $6.8 million and $8.0 million, respectively, from other assets to long-term liabilities.

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
Results of Operations
On March 21, 2017, Cintas completed the acquisition of G&K for consideration of approximately $2.1 billion. G&K is a wholly-owned subsidiary of Cintas that operates within the Uniform Rental and Facility Services operating segment. To finance the G&K acquisition, Cintas used a combination of new senior notes, a term loan, other borrowings under its existing credit facility and cash on hand. G&K's results of operations are included in Cintas' consolidated financial statements as of and from the date of acquisition.

Cintas’ reportable operating segments are Uniform Rental and Facility Services and First Aid and Safety Services. The Uniform Rental and Facility Services reportable operating segment, consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items. In addition to these rental items, restroom cleaning services and supplies, carpet and tile cleaning services and the sale of items from our catalogs to our customers on route are included within this reportable operating segment. The First Aid and Safety Services reportable operating segment consists of first aid and safety products and services. The remainder of Cintas’ business, which consists of Fire Protection Services and its Uniform Direct Sale business, is included in All Other. Cintas evaluates operating segment performance based on revenue and income before income taxes. Revenue and income before income taxes for each of these reportable operating segments for the years ended May 31, 2018, 2017 and 2016 are presented in Note 14 entitled Operating Segment Information of "Notes to Consolidated Financial Statements." The Company regularly reviews its operating segments for reporting purposes based on the information its chief operating decision maker regularly reviews for purposes of allocating resources and assessing performance and makes changes when appropriate.

In fiscal 2018, Cintas sold a significant business referred to as Discontinued Services.  Prior to the sale, Discontinued Services was primarily included in All Other and classified as held for sale. In fiscal 2014, Cintas completed its partnership transaction with the shareholders of Shred-it International Inc. to combine Shredding with the shredding business of Shred-it International Inc. Pursuant to the Shredding Transaction, the Shred-it Partnership was owned 42% by Cintas and 58% by the shareholders of Shred-it International Inc. Cintas' investment in Shred-it and the results of Shredding are classified as discontinued operations for all periods presented as a result of selling the investment during fiscal 2016. During fiscal 2015, Cintas sold Storage and, as a result, its operations are also classified as discontinued operations for all periods presented. In accordance with the applicable accounting guidance for the disposal of long-lived assets and discontinued operations, the results of Discontinued Services, Shredding and Storage have been excluded from both continuing operations and operating segment results for all periods presented. Please see Note 16 entitled Discontinued Operations of "Notes to Consolidated Financial Statements" for additional information.

The following table sets forth certain consolidated statements of income data as a percent of revenue by reportable operating segment, All Other and in total for the fiscal years ended May 31:

	2018	2017	2016

Revenue:
Uniform Rental and Facility Services	81.0%	79.0%	78.4%
First Aid and Safety Services	8.7%	9.5%	9.6%
All Other	10.3%	11.5%	12.0%
Total revenue	100.0%	100.0%	100.0%

Cost of sales:
Uniform Rental and Facility Services	55.0%	54.9%	55.7%
First Aid and Safety Services	52.9%	54.7%	57.3%
All Other	57.5%	58.3%	58.6%
Total cost of sales	55.1%	55.3%	56.2%

Gross margin:
Uniform Rental and Facility Services	45.0%	45.1%	44.3%
First Aid and Safety Services	47.1%	45.3%	42.7%
All Other	42.5%	41.7%	41.4%
Total gross margin	44.9%	44.7%	43.8%

Selling and administrative expenses:
Uniform Rental and Facility Services	28.6%	27.1%	26.5%
First Aid and Safety Services	33.7%	34.9%	31.9%
All Other	33.9%	34.5%	33.1%
Total selling and administrative expenses	29.6%	28.7%	27.8%

G&K Services, Inc. transaction and integration expenses	0.6%	1.5%	—%

Interest expense, net	1.7%	1.6%	1.3%

Income from continuing operations before income taxes	13.0%	12.9%	14.7%

Fiscal 2018 Compared to Fiscal 2017
Fiscal 2018 total revenue was $6.5 billion, an increase of 21.7% over the prior fiscal year. Revenue increased organically by 7.1% as a result of increased sales volume. Organic growth adjusts for the impact of acquisitions, divestitures, workday differences and foreign currency exchange rate fluctuations. Total revenue was positively impacted by 14.3% due to acquisitions, primarily G&K. Revenue growth was positively impacted by 0.3% due to foreign currency exchange rate fluctuations.

Organic growth by quarter is shown in the table below.

Organic Growth

First Quarter Ended August 31, 2017	8.3%
Second Quarter Ended November 30, 2017	7.7%
Third Quarter Ended February 28, 2018	7.8%
Fourth Quarter Ended May 31, 2018	5.1%

For the Fiscal Year Ended May 31, 2018	7.1%

Uniform Rental and Facility Services reportable operating segment revenue consists predominantly of revenue derived from the rental of corporate identity uniforms and other garments, including flame resistant clothing, and the rental and/or sale of mats, mops, shop towels, restroom supplies and other rental services. Revenue from the Uniform Rental and Facility Services reportable operating segment increased 24.9% compared to fiscal 2017. Revenue was positively impacted by 17.9% due to acquisitions, primarily G&K. The remaining increase primarily resulted from an organic growth increase in revenue of 6.7%. The amount of new business grew, resulting from an increase in the number and productivity of sales representatives. Generally, sales productivity improvements are the result of increased tenure and improved training, which result in a higher number of products and services sold. Revenue growth was positively impacted by 0.3% due to foreign currency exchange rate fluctuations.

Other revenue, consisting of revenue from the First Aid and Safety Services reportable operating segment and All Other, increased 9.7% compared to fiscal 2017. Revenue increased organically by 8.6% due primarily to improved sales representative productivity. Revenue growth was positively impacted by 0.1% due to foreign currency exchange rate fluctuations. Acquisitions positively impacted revenue by 1.0%.

Cost of uniform rental and facility services increased 25.1% compared to fiscal 2017. Cost of uniform rental and facility services consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other ancillary items. The cost of uniform rental and facility services increase compared to fiscal 2017 was due to increased Uniform Rental and Facility Services reportable operating segment sales volume from organic growth and the acquired G&K sales volume.

Cost of other consists primarily of cost of goods sold (predominantly first aid and safety products, uniforms and fire protection products), delivery expenses and distribution expenses in the First Aid and Safety Services reportable operating segment and All Other. Cost of other increased 7.2% in fiscal 2018 compared to fiscal 2017. The increase was primarily related to the increased sales volumes in the First Aid and Safety Services reportable operating segment and All Other.

Selling and administrative expenses increased $389.4 million, or 25.5%, compared to fiscal 2017 due primarily to a one-time cash payment to employee-partners, increased labor and other employee-partner related expenses as a result of the acquisition of G&K, increased amortization expense related to intangible assets acquired as a result of the G&K acquisition and increased costs related to investments in a new enterprise resource planning system. The one-time cash payment to employee-partners was made following the enactment of The Tax Cuts and Jobs Act (the Tax Act) which was signed into legislation by the President on December 22, 2017. The one-time cash payment to employee-partners amounted to an expense of approximately $40 million, or 0.6% of total revenue. Operating income for fiscal 2018 was negatively impacted by $41.9 million, or 0.6% of total revenue, from transaction and integration expenses incurred in connection with the G&K acquisition and $79.2 million, or 1.5% of total revenue, in fiscal 2017.

Net interest expense (interest expense less interest income) was $108.8 million in fiscal 2018 compared to $86.3 million in fiscal 2017. The increase in net interest expense is primarily due to the additional debt issued to finance the G&K acquisition.

Income before income taxes was $841.0 million, an increase of $153.6 million, or 22.3%, compared to fiscal 2017. The increase in income before income taxes was primarily due to revenue growing at a faster pace than expenses.

Cintas' effective tax rate on continuing operations was 6.8% for fiscal 2018 compared to 33.5% in fiscal 2017. The decrease was due to the impact of the Tax Act. The effective tax rate in fiscal 2017 was impacted by certain discrete items (primarily the tax accounting for stock-based compensation).

Net income from continuing operations for fiscal 2018 of $783.9 million was a 71.4% increase compared to fiscal 2017.
Diluted earnings per share from continuing operations of $7.03 was a 68.6% increase compared to fiscal 2017. Diluted earnings per share from continuing operations increased primarily due to the lower effective tax rate as a result of the Tax Act, the gain on the sale of Discontinued Services and higher gross margin.

Uniform Rental and Facility Services Reportable Operating Segment
Uniform Rental and Facility Services reportable operating segment revenue increased $1,044.6 million, or 24.9%, and the cost of uniform rental and facility services increased $579.2 million, or 25.1%, as previously discussed. The reportable operating segment's fiscal 2018 gross margin was 45.0% of revenue compared to 45.1% in fiscal 2017. The slight decrease in gross margin was driven by the G&K acquisition, which had lower margins than the legacy Cintas margins. In addition, we incurred expected integration inefficiencies which impacted margins in the short-term.

Selling and administrative expenses for the Uniform Rental and Facility Services reportable operating segment increased $362.3 million in fiscal 2018 compared to fiscal 2017. Selling and administrative expense as a percent of revenue for fiscal 2018 was 28.6% compared to 27.1% in fiscal 2017. The increase in selling and administrative expenses for the Uniform Rental and Facility Services reportable operating segment was primarily related to a one-time cash payment to employee-partners, increased labor and employee-partner related expenses as a result of the G&K acquisition, increased amortization expense related to intangibles acquired as a result of the G&K acquisition and an investment in an enterprise resource planning system.

As a result of the G&K acquisition, the Uniform Rental and Facility Services reportable operating segment incurred $41.9 million of transaction and integration expenses directly related to the acquisition. The expenses incurred in fiscal 2018 consisted of lease cancellation costs, facility closure expenses and other integration related expenses.

Income before income taxes increased $140.5 million to $817.6 million for fiscal 2018 compared to fiscal 2017. Income before income taxes as a percent of revenue at 15.6% decreased 50 basis points from 16.1% in fiscal 2017. The decrease is primarily due to the increase in selling and administrative expenses as previously discussed.

First Aid and Safety Services Reportable Operating Segment
First Aid and Safety Services reportable operating segment revenue increased $56.5 million in fiscal 2018, an 11.1% increase compared to fiscal 2017. Revenue increased organically by 10.5% as a result of increased sales volume. Revenue growth was positively impacted by 0.5% due to acquisitions.

Cost of first aid and safety services increased $20.9 million, or 7.5%, in fiscal 2018, due primarily to higher sales volume. Gross margin for the First Aid and Safety Services reportable operating segment is defined as revenue less cost of goods, warehouse expenses, service expenses and training expenses. The gross margin as a percent of revenue was 47.1% for fiscal 2018 compared to 45.3% in fiscal 2017. The increase was driven primarily by improved sourcing, leveraging of existing warehouses and optimization of delivery routes.

Selling and administrative expenses for the First Aid and Safety Services reportable operating segment increased by $13.2 million, or 7.4%, in fiscal 2018 compared to fiscal 2017. The increase was due primarily to increased labor, including a one-time cash payment to employee-partners. Selling and administrative expenses as a percent of revenue were 33.7% in fiscal 2018 compared to 34.9% in fiscal 2017. The decrease in selling and administrative expenses as a percent of revenue was due to revenue growing at a faster pace than labor and employee-partner related expenses.

Income before income taxes was $75.2 million in fiscal 2018, an increase of $22.4 million, or 42.5%, compared to fiscal 2017. Income before income taxes as a percent of revenue at 13.3%, increased from 10.4% in fiscal 2017 due to the previously discussed growth in revenue, improvement in the gross margin percentage and improvement in selling and administrative expenses as a percent of revenue.

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

Organic growth by quarter is shown in the table below.

Organic Growth

First Quarter Ended August 31, 2016	6.0%
Second Quarter Ended November 30, 2016	6.0%
Third Quarter Ended February 28, 2017	6.6%
Fourth Quarter Ended May 31, 2017	8.1%

For the Fiscal Year Ended May 31, 2017	6.7%

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

Selling and administrative expenses increased $195.0 million, or 14.6%, compared to fiscal 2016 due primarily to increases in labor and other employee-partner related expenses. As a result of the acquisition of G&K in fiscal 2017, the Company incurred various transaction and integration expenses, which related primarily to asset impairment charges, legal and professional fees, employee termination expenses, the write-off of excess inventory and other miscellaneous expenses. In fiscal 2017, G&K transaction and integration expenses were $79.2 million or 1.5% of total revenue.

Net interest expense (interest expense less interest income) was $86.3 million in fiscal 2017 compared to $63.6 million in fiscal 2016. The increase in net interest expense was primarily due to the additional debt issued to finance the G&K acquisition and $17.1 million of short-term debt financing fees incurred in connection with the acquisition.

Income before income taxes was $687.4 million, a decrease of $17.9 million, or 2.5%, compared to fiscal 2016. The decrease in income before income taxes was due to the G&K transaction and integration expenses and the increase in interest expense previously mentioned. These impacts were partially offset by the increase in gross margin.

Cintas' effective tax rate on continuing operations was 33.5% for fiscal 2017 compared to 36.4% in fiscal 2016. The decrease was primarily due to the adoption of Accounting Standard Update (ASU) 2016-09, "Improvements to Employee Share-Based Payment Accounting." The effective tax rate in fiscal 2017 included a benefit of $29.4 million as a result of the adoption of ASU 2016-09. This benefit was partially offset by the election to recognize forfeitures as they occur, which resulted in additional stock compensation expense of $8.3 million when compared to our historical practice of estimating forfeiture for expense purposes. The adoption of ASU 2016-09 also resulted in an increase in the effect of dilutive securities in fiscal 2017 of 0.8 million shares. For fiscal 2017, the net impact on diluted earnings per share from the adoption of ASU 2016-09 was an increase of $0.19 per share over what diluted earnings per share would have been if ASU 2016-09 was not adopted in fiscal 2017.

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
Selling and administrative expenses for the Uniform Rental and Facility Services reportable operating segment increased $143.8 million in fiscal 2017 compared to fiscal 2016. Selling and administrative expense as a percent of revenue for fiscal 2017 was 27.1% compared to 26.5% in fiscal 2016. The increase in selling and administrative expenses for the Uniform Rental and Facility Services reportable operating segment was primarily related to the G&K acquisition.
As a result of the G&K acquisition, the Uniform Rental and Facility Services reportable operating segment incurred $79.2 million of transaction and integration expenses. These expenses consisted of the following: asset impairment charges of $23.3 million, legal and professional fees directly related to the acquisition of $17.4 million, employee termination expenses recognized under Accounting Standard Codification (ASC) Topic 712, "Compensation - Nonretirement Postemployment Benefits" of $31.0 million, write-off of excess inventory of $5.5 million and $2.0 million of other miscellaneous integration expenses.
Income before income taxes increased $5.0 million to $677.1 million for fiscal 2017 compared to fiscal 2016. Income before income taxes as a percent of revenue at 16.1%, decreased 180 basis points from 17.9% in fiscal 2016. The decrease is primarily due to the G&K transaction and integration expenses mentioned above.

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
Cost of first aid and safety services increased $13.3 million, or 5.0%, in fiscal 2017, due primarily to increased First Aid and Safety Services reportable operating segment volume. Gross margin for the First Aid and Safety Services reportable operating segment is defined as revenue less cost of goods, warehouse expenses, service expenses and training expenses. The gross margin as a percent of revenue was 45.3% for fiscal 2017 compared to 42.7% in fiscal 2016. The increase in gross margin was due to the benefits realized as a result of the integration of ZEE Medical Inc. (ZEE). These benefits included improved delivery efficiencies and improved sourcing of goods.

Selling and administrative expenses for the First Aid and Safety Services reportable operating segment increased by $29.9 million, or 20.3%, in fiscal 2017 compared to fiscal 2016. Selling and administrative expenses as a percent of revenue were 34.9% in fiscal 2017 compared to 31.9% in fiscal 2016. The increase in selling and administrative expenses was primarily the result of the investment in selling resources to grow the acquired ZEE customer base and increases in various employee-partner related expenses.

Income before income taxes was $52.8 million in fiscal 2017, an increase of $3.3 million, or 6.6%, compared to fiscal 2016. Income before income taxes as a percent of revenue at 10.4%, decreased from 10.7% in fiscal 2016, due primarily to the investment in selling resources mentioned above.

Liquidity and Capital Resources
The following is a summary of our cash flows and cash, cash equivalents and marketable securities as of and for the fiscal years ending May 31:

(In thousands)	2018	2017

Net cash provided by operating activities	$964,160	$763,887
Net cash used in investing activities	$(135,698)	$(2,310,349)
Net cash (used in) provided by financing activities	$(864,140)	$1,578,502

Cash and cash equivalents at the end of the period	$138,724	$169,266
Marketable securities at the end of the period	$—	$22,219

Cash, cash equivalents and marketable securities as of May 31, 2018 and 2017 include $33.9 million and $125.5 million, respectively, that is located outside of the United States.

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

Net cash provided by operating activities was $964.2 million for fiscal 2018, which was an increase of $200.3 million compared to fiscal 2017. The increase was the result of higher net income offset by the $96.4 million gain on the sale of Discontinued Services, changes in deferred taxes as a result of the Tax Act and changes in working capital.

Net cash used in investing activities was $135.7 million in fiscal 2018 compared to $2,310.3 million in fiscal 2017. Capital expenditures were $271.7 million and $273.3 million for fiscal 2018 and fiscal 2017, respectively. Capital expenditures for fiscal 2018 included $225.7 million for the Uniform Rental and Facility Services reportable operating segment and $27.9 million for the First Aid and Safety Services reportable operating segment. Cash paid for acquisitions of businesses, net of cash acquired, was $19.3 million and $2,102.4 million for fiscal 2018 and fiscal 2017, respectively. The acquisitions in both fiscal 2018 and 2017 occurred in our Uniform Rental and Facility Services reportable operating segment, which included G&K in fiscal 2017, our First Aid and Safety Services reportable operating segment and our Fire Protection business, which is included in All Other. Net cash used in investing activities in fiscal 2018 and fiscal 2017 included proceeds of $127.8 million related to the sale of Discontinued Services and $28.3 million related to the Storage and Shredding transactions. Net cash used in investing activities for fiscal 2018 and 2017 also included net proceeds of $26.1 million and $37.3 million, respectively, from purchases and redemptions of marketable securities and investments.

Net cash used in financing activities was $864.1 million for fiscal 2018, compared to $1,578.5 million of net cash provided by financing activities in fiscal 2017. The decrease in fiscal 2018 from fiscal 2017 is primarily due to the net payment of $600.5 million of debt compared to a net issuance of $1,732.7 million of debt in fiscal 2017. To finance the G&K acquisition in fiscal 2017, Cintas issued various forms of debt, totaling $2,091.2 million, net.

On August 2, 2016, we announced that the Board of Directors authorized a $500.0 million share buyback program, which does not have an expiration date. During fiscal 2018, under the August 2, 2016 share buyback program, we purchased 0.5 million shares at an average price of $173.51 per share for a total purchase price of $90.0 million. During fiscal 2017, we purchased 0.1 million shares at an average price of $94.09 per share for a total purchase price of $3.7 million under a previously authorized share buyback program. Subsequent to May 31, 2018 through July 27, 2018, Cintas purchased 0.3 million shares at an average price of $199.15 per share for a total purchase price of $60.0 million. Under the August 2, 2016 program through July 27, 2018, Cintas has purchased a total of 0.8 million shares of Cintas common stock at an average price of $182.93 per share for a total purchase price of $150.0 million. For the fiscal year ended May 31, 2018, Cintas acquired 0.3 million shares of Cintas common stock in satisfaction of employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $130.30 per share for a total purchase price of $37.3 million.

On October 17, 2017, Cintas declared an annual cash dividend of $1.62 per share on outstanding common stock, a
21.8% increase over the annual dividend paid in the prior year. The dividend was paid on December 8, 2017 to shareholders of record as of November 10, 2017. This marked the 35th consecutive year that Cintas has increased its annual dividend, every year since going public in 1983.

On March 21, 2017, the Company completed the acquisition of G&K. To finance the G&K acquisition, Cintas used a combination of new senior notes, a term loan, other borrowings under its existing credit facility and cash on hand.

During the fiscal year ended May 31, 2018, Cintas paid a net total of $50.5 million of commercial paper and paid off the term loan balance of $250.0 million with cash on hand. On December 1, 2017, Cintas paid the $300.0 million aggregate principal amount of its 6.13% 10-year senior notes that matured on that date with cash on hand and $265.0 million in proceeds from the issuance of commercial paper. On June 1, 2016, Cintas paid the $250.0 million aggregate principal amount of five-year senior notes that matured on that date with cash on hand and proceeds from the issuance of commercial paper.

The following table summarizes Cintas' outstanding debt at May 31:

(In thousands)	Interest Rate		Fiscal Year Issued	Fiscal Year Maturity	2018	2017

Debt due within one year
Senior notes	6.13%		2008	2018	$—	$300,000
Commercial paper	1.24%	(1)	Various	Various	—	50,500
Current portion of term loan	2.00%	(1)	2017	2018	—	12,500
Debt issuance costs					—	(100)
Total debt due within one year					$—	$362,900

Debt due after one year
Senior notes	4.30%		2012	2022	$250,000	$250,000
Senior notes	2.90%		2017	2022	650,000	650,000
Senior notes	3.25%		2013	2023	300,000	300,000
Senior notes (2)	2.78%		2013	2023	52,119	52,554
Senior notes (3)	3.11%		2015	2025	52,309	52,645
Senior notes	3.70%		2017	2027	1,000,000	1,000,000
Senior notes	6.15%		2007	2037	250,000	250,000
Long-term portion of term loan	2.00%	(1)	2017	2022	—	237,500
Debt issuance costs					(19,119)	(22,075)
Total debt due after one year					$2,535,309	$2,770,624
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

The credit agreement that supports our commercial paper program was amended on September 16, 2016. The amendment increased the capacity of the revolving credit facility from $450.0 million to $600.0 million and added a $250.0 million term loan facility. The existing term loan facility was paid in full during the first quarter of fiscal 2018. The credit agreement has an accordion feature that provides Cintas the ability to request increases to the borrowing commitments under either the revolving credit facility or the term loan of up to $250.0 million in the aggregate, subject to customary conditions. The maturity date of the agreement is September 15, 2021. No commercial paper or borrowings on our revolving credit facility were outstanding at May 31, 2018. As of May 31, 2017, there was $50.5 million of commercial paper outstanding with a weighted average interest rate of 1.24% and maturity dates less than 30 days and no borrowings on our revolving credit facility.

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

Our access to the commercial paper and long-term debt markets has historically provided us with sources of liquidity.  We do not anticipate having difficulty in obtaining financing from those markets in the future in view of our favorable experiences in the debt markets in the recent past. Our ability to continue to access the commercial paper and long-term debt markets on favorable interest rate and other terms will depend, to a significant degree, on the ratings assigned by the credit rating agencies to our indebtedness. As of May 31, 2018, our ratings were as follows:

Rating Agency	Outlook	Commercial Paper	Long-term Debt

Standard & Poor’s	Stable	A-2	BBB+
Moody’s Investors Service	Stable	P-2	A3

On June 11, 2018, Standard & Poor's rating agency updated their ratings as follows:

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

Cintas has reasonably estimated the effects of the Tax Act to be a net income tax benefit of $161.4 million for fiscal 2018. The significant components of this income tax benefit include (i) the remeasurement of net deferred tax liabilities at the lower enacted U.S. corporate tax rate, which resulted in a net $175.6 million decrease in income tax expense; (ii) a $4.4 million net tax expense comprised of foreign withholding taxes related to certain non-U.S. earnings subject to repatriation; and (iii) $9.8 million in transition tax related to certain non-U.S. earnings subject to repatriation that were previously tax deferred.

The overall net impact of the Tax Act resulted in a net decrease in Cintas’ effective tax rates in fiscal 2018, and we anticipate the net impact of the Tax Act on future periods to also be a net decrease in our effective tax rates. While the reduction in the U.S. federal tax rate from 35% to 21% in fiscal 2018 and beyond will result in lower income tax expense, other elements of the Tax Act will partially offset this reduction. Elements of the Tax Act that will cause an increase in future income tax expense include:
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
• The Tax Act eliminates the Section 199 deduction.
The estimated impacts of the Tax Act recorded during fiscal 2018 as well as the forward-looking estimates are provisional in nature, and Cintas will continue to assess the impact of the Tax Act and provide additional information and record adjustments through the income tax provision in the relevant period as amounts are known and reasonably estimable during the measurement period. Accordingly, the impact of the Tax Act may differ from our provisional estimates due to, among other factors, information currently not available, changes in interpretations and the issuance of additional guidance, as well as changes in assumptions Cintas has made, including actions Cintas may take in fiscal 2019 as a result of the Tax Act.
Contractual Obligations

	Payments Due by Period
(In thousands)	Total	One year or less	Two to three years	Four to five years	After five years

Debt (1)	$2,550,000	$—	$—	$1,250,000	$1,300,000
Operating leases (2)	196,774	49,313	75,336	44,409	27,716
Interest payments (3)	797,243	95,530	191,060	151,210	359,443
Unconditional purchase obligations	—	—	—	—	—
Total contractual cash obligations	$3,544,017	$144,843	$266,396	$1,445,619	$1,687,159

(1)	See Note 6 entitled Debt and Derivatives of "Notes to Consolidated Financial Statements" for a detailed presentation of Cintas' debt.

(2)	Operating leases consist primarily of operational facility leases.

(3)	Interest payments could include interest on both fixed and variable rate debt. As of May 31, 2018, Cintas did not have commercial paper outstanding, and therefore did not have any variable rate debt.
Cintas also makes payments to defined contribution plans and may make payments to defined benefit plans to satisfy minimum funding requirements. The amount of contributions made to the defined contribution plans are at the discretion of the Board of Directors of Cintas. Future contributions to the defined contribution plans are expected to be $62.5 million in the next year, $134.5 million in the next two to three years and $148.3 million in the next four to five years. Future contributions to the defined benefit plans are expected to be $4.3 million in the next year, $5.6 million in the next two to three years and $5.6 million in the next four to five years.

Other Commitments

	Amount of Commitment Expiration per Period
(In thousands)	Total	One year or less	Two to three years	Four to five years	After five years

Lines of credit (1)	$599,876	$—	$—	$599,876	$—
Standby letters of credit and surety bonds (2)	143,035	143,035	—	—	—
Total other commitments	$742,911	$143,035	$—	$599,876	$—

(1)	Back-up facility for the commercial paper program (reference Note 6 entitled Debt and Derivatives of "Notes to Consolidated Financial Statements" for further discussion).

(2)
These standby letters of credit and surety bonds support certain outstanding debt (reference Note 6 entitled Debt and Derivatives of "Notes to Consolidated Financial Statements"), self-insured workers' compensation and general liability insurance programs.

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

New Accounting Standards
In April 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which amended accounting guidance related to the reporting of discontinued operations and disclosures of disposals of components of an entity. The amended guidance changes the thresholds for disposals to qualify as discontinued operations and requires additional disclosures. Cintas adopted ASU 2014-08 during the quarter ended August 31, 2015 and applied the amended accounting guidance to Shred-it and all subsequent transactions, as appropriate.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," to clarify revenue recognition principles. The standard applies one comprehensive revenue recognition model across all contracts, entities and sectors. The core principal of the new standard is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard includes cost guidance, whereby all direct and incremental costs to obtain or fulfill a contract will be capitalized and amortized over the corresponding period of benefit, determined on a contract by contract basis. This guidance is also intended to improve disclosure requirements and enhance the comparability of revenue recognition practices. Improved disclosures under the amended guidance relate to the nature, amount, timing and uncertainty of revenue that is recognized from contracts with customers. Cintas adopted this standard on June 1, 2018. The largest impacts to the Company’s financial statements will result from the new qualitative and quantitative disclosures that will be required upon adoption of the new standard. There will be two implementation adjustments upon adoption of the new standard related to the capitalization of certain direct and incremental contract costs and the timing of revenue recognition for certain contracts with customers that create an asset with no alternative use to the Company. The Company will apply the modified retrospective adoption alternative for this standard and anticipates recognizing a cumulative effect adjustment in the range of approximately $185.0 million to $215.0 million of an increase to retained earnings as of June 1, 2018, which primarily reflects the deferral of contract costs.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. Topic 842 supersedes the previous leases standard, ASC 840, "Leases." This guidance is effective for reporting periods beginning after December 15, 2018; however, early adoption is permitted. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Cintas is currently evaluating the impact that ASU 2016-02 will have on its consolidated financial statements. The Company currently expects the adoption of this standard to result in a material increase to the assets and liabilities on the consolidated balance sheets.

In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 is intended to simplify accounting for share-based payments. Upon adoption, ASU 2016-09 requires excess tax benefits for share-based payments to be recorded as a reduction of income tax expense and reflected within operating cash flows rather than being recorded within equity and reflected within financing cash flows. The standard also permits the repurchase of more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on our cash flows statement, and provides an accounting policy election to account for forfeitures as they occur. This update is effective for interim and annual periods beginning after December 15, 2016; however, early adoption is permitted. Cintas adopted ASU 2016-09 during the quarter ended August 31, 2016 and elected to make an accounting policy change to recognize forfeitures as they occur. The adoption impact on the consolidated balance sheet was a cumulative-effect adjustment of $26.7 million, increasing opening retained earnings and decreasing paid-in capital.

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminates the two-step process that required identification of potential impairment and a separate measure of the actual impairment. Goodwill impairment charges, if any, would be determined by the difference between a reporting unit's carrying value and its fair value (impairment loss is limited to the carrying value). This standard is effective for annual or any interim goodwill impairment tests beginning after December 15, 2019. The adoption of this standard is not expected to have a material impact on the consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Costs.” ASU 2017-07 continues to require the service component of pension and other postretirement benefit costs to be presented in the same line item as other employee compensation costs on the consolidated statement of income and changes the presentation of other components of net benefit cost so that these items will be presented outside of operating income within the consolidated statements of income. Cintas retrospectively adopted ASU 2017-07 on June 1, 2017. The adoption of this standard did not have a material effect on the consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." ASU 2018-02 allows entities to elect to reclassify the income tax effects of the Tax Act on items within accumulated other comprehensive income to retained earnings and requires additional related disclosures. This standard is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Cintas is currently evaluating the impact that ASU 2018-02 will have on its consolidated condensed financial statements.

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
Inventories
Inventories are valued at the lower of cost (first-in, first-out) or net realizable value. Cintas applies a commonly accepted practice of using inventory turns to apply variances between actual and standard costs to the inventory balances. The judgments and estimates used to calculate inventory turns will have an impact on the valuation of inventories at the lower of cost or net realizable value. An inventory obsolescence reserve is determined by specific identification, as well as an estimate based on the Company's historical rates of obsolescence.
Uniforms and other rental items in service
Uniforms and other rental items in service are valued at cost less amortization, calculated using the straight-line method. Uniforms in service (other than cleanroom and flame resistant clothing) are amortized over their useful life of 18 months. Uniforms acquired in the G&K acquisition were amortized over 12 months. Other rental items, including shop towels, mats, mops, cleanroom garments, flame resistant clothing, linens and restroom dispensers, are amortized over their useful lives, which range from 8 to 60 months. The amortization rates used are based on industry experience, Cintas' specific experience and wear tests performed by Cintas. These factors are critical to determining the amount of in service inventory and related cost of uniforms and ancillary products that are presented in the consolidated financial statements.
Property and equipment
Depreciation is calculated using the straight-line method over the estimated useful lives of the assets based on industry and Cintas specific experience, which is typically 30 to 40 years for buildings, 5 to 20 years for building improvements, 3 to 10 years for equipment and 2 to 15 years for leasehold improvements. When events or circumstances indicate that the carrying amount of long-lived assets may not be recoverable, the estimated undiscounted future cash flows are compared to the carrying amount of the assets. If the estimated undiscounted future cash flows are less than the carrying amount of the assets, an impairment loss is recorded based on the excess of the carrying amount of the assets over their respective fair values. Fair value is generally determined by discounted cash flows or based on prices of similar assets, as appropriate. As a result of the identification of certain G&K plants and branches for future closure, an indicator of potential impairment was identified. Cintas recognized an impairment loss of $23.3 million during the fiscal year ended May 31, 2017, based on the excess of the carrying amount of asset over their respective fair values. The undiscounted cash flows were estimated, using Level 2 inputs based on both the cost and market approaches, at the lowest discernible level, which is at the location level. Cintas did not identify any indicators of impairment for the fiscal years ended May 31, 2018 and 2016.
Goodwill
Goodwill, obtained through acquisitions of businesses, is valued at cost less any impairment. Cintas completes an annual impairment test, which may include an assessment of qualitative factors including, but not limited to, macroeconomic conditions, industry and market conditions, and entity specific factors such as strategies and financial performance. The test may also include the determination of the estimated fair value of Cintas' reporting units via comparisons to current market values, where available, and discounted cash flow analyses. Significant assumptions may include growth rates based on historical trends and margin improvement leveraged from such growth, as well as discount rates. We determine discount rates separately for each reporting unit using the weighted average cost of capital, which includes a calculation of cost of equity, which is developed using the capital asset pricing model and comparable company betas (a measure of systemic risk), and cost of debt. We also use comparable market earnings multiple data and our market capitalization to corroborate our reporting unit valuations. We test for goodwill impairment at the reporting unit level. Cintas has identified four reporting units for purposes of evaluating goodwill impairment: Uniform Rental and Facility Services, First Aid and Safety Services, and two reporting units within All Other. Based on the results of the annual impairment tests, Cintas was not required to recognize an impairment of goodwill for the fiscal years ended May 31, 2018, 2017 or 2016. Cintas will continue to perform impairment tests as of March 1 in future years and when indicators of impairment exist.
Service contracts and other assets
Service contracts and other assets, which consist primarily of noncompete and consulting agreements obtained through acquisitions of businesses, are amortized by use of the straight-line method over the estimated lives of the agreements, which are generally 5 to 10 years. The G&K service contract asset is being amortized over a period of 15 years, which represents the estimated life of the economic benefit and the asset amortization is based on the annual economic value of the underlying asset which generally decreases over the 15-year term. Certain noncompete agreements, as well as all service contracts, require that a valuation be determined using a discounted cash flow model. The assumptions and judgments used in these models involve estimates of cash flows and discount rates, among other factors. Because of the assumptions used to value these intangible assets, actual results over time could vary from original estimates. Impairment of service contracts and other assets is accomplished through specific identification. No impairment has been recognized by Cintas for the fiscal years ended May 31, 2018, 2017 or 2016.
Business Combinations
Accounting for acquisitions requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement.  As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of income. See Note 9 entitled Acquisitions and Divestitures of the "Notes to Consolidated Financial Statements" for a discussion of the G&K acquisition.
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
Stock-based compensation
Compensation expense is recognized for all share-based payments to employees, including stock options and restricted stock awards, in the consolidated statements of income based on the fair value of the awards that are granted. The fair value of stock options is estimated at the date of grant using the Black-Scholes option-pricing model. Generally, measured compensation cost, net of estimated forfeitures, is recognized on a straight-line basis over the vesting period of the related share-based compensation award. See Note 12 entitled Stock-Based Compensation of "Notes to Consolidated Financial Statements" for further information.
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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
Earnings are affected by changes in short-term interest rates due to investments in marketable securities and money market accounts and periodic issuances of commercial paper. If short-term rates changed by one-half percent (or 50 basis points), Cintas' income before income taxes would not be impacted because we had no variable rate debt as of May 31, 2018. This estimated exposure considers the effects on investments. This analysis does not consider the effects of a change in economic activity or a change in Cintas' capital structure.

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
Audited Consolidated Financial Statements for the Fiscal Years Ended May 31, 2018, 2017 and 2016

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
With the supervision of our Chairman and Chief Executive Officer and our Chief Financial Officer, management assessed our internal control over financial reporting as of May 31, 2018. Management based its assessment on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed by our internal audit function.
Based on our assessment, management has concluded that our internal control over financial reporting was effective as of May 31, 2018, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.
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

J. Michael Hansen Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cintas Corporation

Opinion on Internal Control over Financial Reporting
We have audited Cintas Corporation’s internal control over financial reporting as of May 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cintas Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of May 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of May 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended May 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a), and our report dated July 27, 2018, expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Report of Management”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ ERNST & YOUNG LLP

Cincinnati, Ohio
July 27, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cintas Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cintas Corporation (the Company) as of May 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended May 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at May 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of May 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated July 27, 2018, expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ ERNST & YOUNG LLP

We have served as the Company’s auditor since 1968
Cincinnati, Ohio
July 27, 2018

Consolidated Statements of Income
	Fiscal Years Ended May 31,
(In thousands except per share data)	2018	2017	2016

Revenue:
Uniform rental and facility services	$5,247,124	$4,202,490	$3,759,524
Other	1,229,508	1,120,891	1,036,248
	6,476,632	5,323,381	4,795,772
Costs and expenses:
Cost of uniform rental and facility services	2,886,959	2,307,774	2,092,833
Cost of other	681,150	635,312	601,599
Selling and administrative expenses	1,916,792	1,527,380	1,332,399
G&K Services, Inc. transaction and integration expenses	41,897	79,224	—
Operating income	949,834	773,691	768,941

Interest income	(1,342)	(237)	(896)
Interest expense	110,175	86,524	64,522

Income before income taxes	841,001	687,404	705,315
Income taxes	57,069	230,118	256,710
Income from continuing operations	783,932	457,286	448,605
Income from discontinued operations, net of tax of $35,313, $15,057 and $138,184, respectively	58,654	23,422	244,915
Net income	$842,586	$480,708	$693,520

Basic earnings per share:
Continuing operations	$7.24	$4.27	$4.08
Discontinued operations	0.54	0.22	2.22
Basic earnings per share	$7.78	$4.49	$6.30

Diluted earnings per share:
Continuing operations	$7.03	$4.17	$4.02
Discontinued operations	0.53	0.21	2.19
Diluted earnings per share	$7.56	$4.38	$6.21

Dividends declared and paid per share	$1.62	$1.33	$1.05

See accompanying notes.

Consolidated Statements of Comprehensive Income
	Fiscal Years Ended May 31,
(In thousands)	2018	2017	2016

Net income	$842,586	$480,708	$693,520

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	19,276	(10,252)	(11,933)
Cumulative translation adjustment on Shred-it	—	—	6,472
Change in fair value of cash flow hedges	—	31,136	(12,156)
Amortization of interest rate lock agreements	(933)	1,076	1,952
Other	1,029	(115)	(738)

Other comprehensive income (loss), net of tax expense (benefit) of $690, $19,118 and ($9,813), respectively	19,372	21,845	(16,403)

Comprehensive income	$861,958	$502,553	$677,117

See accompanying notes.

Consolidated Balance Sheets
	As of May 31,
(In thousands except share data)	2018	2017

Assets
Current assets:
Cash and cash equivalents	$138,724	$169,266
Marketable securities	—	22,219
Accounts receivable, principally trade, less allowance of $33,510 and $20,525, respectively	804,583	736,008
Inventories, net	280,347	278,218
Uniforms and other rental items in service	702,261	635,702
Income taxes, current	19,634	44,320
Prepaid expenses and other current assets	32,383	30,132
Assets held for sale	—	38,613
Total current assets	1,977,932	1,954,478

Property and equipment, net	1,382,730	1,323,501

Investments	175,581	164,788
Goodwill	2,846,888	2,782,335
Service contracts, net	545,768	586,988
Other assets, net	29,315	31,967
	$6,958,214	$6,844,057
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$215,074	$177,051
Accrued compensation and related liabilities	140,654	149,635
Accrued liabilities	420,129	429,809
Liabilities held for sale	—	11,457
Debt due within one year	—	362,900
Total current liabilities	775,857	1,130,852

Long-term liabilities:
Debt due after one year	2,535,309	2,770,624
Deferred income taxes	352,581	469,328
Accrued liabilities	277,941	170,460
Total long-term liabilities	3,165,831	3,410,412

Shareholders' equity:
Preferred stock, no par value:
100,000 shares authorized, none outstanding	—	—
Common stock, no par value:
425,000,000 shares authorized
2018: 182,723,471 shares issued and 106,326,383 shares outstanding
2017: 180,992,605 shares issued and 105,400,629 shares outstanding	618,464	485,068
Paid-in capital	245,211	223,924
Retained earnings	5,837,827	5,170,830
Treasury stock:
2018: 76,397,088 shares
2017: 75,591,976 shares	(3,701,319)	(3,574,000)
Accumulated other comprehensive income (loss)	16,343	(3,029)
Total shareholders' equity	3,016,526	2,302,793
	$6,958,214	$6,844,057
See accompanying notes.

Consolidated
Statements of Shareholders' Equity

	Common Stock		Paid-In Capital	Retained Earnings	Other Accumulated Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
(In thousands)	Shares	Amount				Shares	Amount

Balance at June 1, 2015	178,117	$329,248	$157,183	$4,227,620	$(8,471)	(66,414)	$(2,773,125)	$1,932,455
Net income	—	—	—	693,520	—	—	—	693,520
Comprehensive loss, net of tax	—	—	—	—	(16,403)	—	—	(16,403)
Dividends	—	—	—	(115,273)	—	—	—	(115,273)
Stock-based compensation	—	—	79,293	—	—	—	—	79,293
Vesting of stock-based compensation awards	605	52,208	(52,208)	—	—	—	—	—
Stock options exercised, net of shares surrendered	876	28,226	—	—	—	—	—	28,226
Repurchase of common stock	—	—	—	—	—	(8,971)	(780,151)	(780,151)
Other	—	—	20,992	—	—	—	—	20,992
Balance at May 31, 2016	179,598	409,682	205,260	4,805,867	(24,874)	(75,385)	(3,553,276)	1,842,659
Net income	—	—	—	480,708	—	—	—	480,708
Comprehensive income, net of tax	—	—	—	—	21,845	—	—	21,845
Dividends	—	—	—	(142,433)	—	—	—	(142,433)
Stock-based compensation	—	—	88,868	—	—	—	—	88,868
Vesting of stock-based compensation awards	429	43,516	(43,516)	—	—	—	—	—
Stock options exercised, net of shares surrendered	966	31,870	—	—	—	—	—	31,870
Repurchase of common stock	—	—	—	—	—	(207)	(20,724)	(20,724)
Adoption of new accounting guidance	—	—	(26,688)	26,688	—	—	—	—
Balance at May 31, 2017	180,993	485,068	223,924	5,170,830	(3,029)	(75,592)	(3,574,000)	2,302,793
Net income	—	—	—	842,586	—	—	—	842,586
Comprehensive income, net of tax	—	—	—	—	19,372	—	—	19,372
Dividends	—	—	—	(175,589)	—	—	—	(175,589)
Stock-based compensation	—	—	112,835	—	—	—	—	112,835
Vesting of stock-based compensation awards	701	91,548	(91,548)	—	—	—	—	—
Stock options exercised, net of shares surrendered	1,029	41,848	—	—	—	—	—	41,848
Repurchase of common stock	—	—	—	—	—	(805)	(127,319)	(127,319)
Balance at May 31, 2018	182,723	$618,464	$245,211	$5,837,827	$16,343	(76,397)	$(3,701,319)	$3,016,526

See accompanying notes.

Consolidated Statements of Cash Flows
	Fiscal Years Ended May 31,
(In thousands)	2018	2017	2016
Cash flows from operating activities:
Net income	$842,586	$480,708	$693,520
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	215,476	171,565	149,691
Amortization of intangible assets	63,940	25,030	15,588
Stock-based compensation	112,835	88,868	79,293
Gain on sale of business	(96,400)	—	—
Gain on Storage	—	(1,460)	(15,786)
Gain on Shred-it	—	(25,457)	(354,071)
Asset impairment charge	—	23,331	—
G&K Services, Inc. transaction and integration costs	—	31,445	—
Short-term debt financing fees included in net income	—	17,062	—
Settlement of cash flow hedges	—	30,194	—
Deferred income taxes	(119,295)	3,902	(59,302)
Change in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(66,267)	(93,557)	(52,762)
Inventories, net	(3,323)	(668)	(17,917)
Uniforms and other rental items in service	(64,299)	(8,732)	(6,306)
Prepaid expenses and other current assets	(15,526)	24,201	(965)
Accounts payable	35,275	13,726	(564)
Accrued compensation and related liabilities	(9,392)	13,654	13,512
Accrued liabilities and other	42,468	(501)	22,714
Income taxes, current	26,082	(29,424)	(800)
Net cash provided by operating activities	964,160	763,887	465,845
Cash flows from investing activities:
Capital expenditures	(271,699)	(273,317)	(275,385)
Proceeds from redemption of marketable securities and investments	179,857	218,324	434,179
Purchase of marketable securities and investments	(153,708)	(181,065)	(494,146)
Proceeds from sale of business	127,835	—	—
Proceeds from Storage transactions	—	2,400	35,338
Proceeds from Shredding transactions	—	25,876	580,837
Acquisitions of businesses, net of cash acquired	(19,346)	(2,102,371)	(156,579)
Other, net	1,363	(196)	4,137
Net cash (used in) provided by investing activities	(135,698)	(2,310,349)	128,381
Cash flows from financing activities:
(Payments) issuance of commercial paper, net	(50,500)	50,500	—
Proceeds from issuance of debt, net	—	1,932,229	—
Repayment of debt	(550,000)	(250,000)	(16)
Payment of short-term debt financing fees	—	(17,062)	—
Proceeds from exercise of stock-based compensation awards	41,848	31,870	28,226
Dividends paid	(175,589)	(142,433)	(115,273)
Repurchase of common stock	(127,319)	(20,724)	(780,151)
Other, net	(2,580)	(5,878)	490
Net cash (used in) provided by financing activities	(864,140)	1,578,502	(866,724)
Effect of exchange rate changes on cash and cash equivalents	5,136	(2,131)	(5,218)
Net (decrease) increase in cash and cash equivalents	(30,542)	29,909	(277,716)
Cash and cash equivalents at beginning of year	169,266	139,357	417,073
Cash and cash equivalents at end of year	$138,724	$169,266	$139,357

See accompanying notes.

Notes to Consolidated Financial Statements

1.  Significant Accounting Policies
Business description.  Cintas Corporation (collectively with its majority-owned subsidiaries and any entities over which it has control, Cintas, Company, we, us or our) helps more than one million businesses of all types and sizes, primarily in North America, as well as Latin America, Europe and Asia, get Ready™ to open their doors with confidence every day by providing a wide range of products and services that enhance our customers’ image and help keep their facilities and employees clean, safe and looking their best. With products and services including uniforms, floor care, restroom supplies, first aid and safety products, fire extinguishers and testing, and safety and compliance training, Cintas helps customers get Ready for the Workday™.
On March 21, 2017, Cintas completed the acquisition of G&K Services, Inc. (G&K) for consideration of approximately $2.1 billion. G&K is a wholly-owned subsidiary of Cintas that operates within the Uniform Rental and Facility Services operating segment. To finance the G&K acquisition, Cintas used a combination of new senior notes, a term loan, other borrowings under its existing credit facility and cash on hand. G&K's results of operations are included in Cintas' consolidated financial statements as of and from the date of acquisition.
Cintas’ reportable operating segments are Uniform Rental and Facility Services and First Aid and Safety Services. The Uniform Rental and Facility Services reportable operating segment, consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items. In addition to these rental items, restroom cleaning services and supplies, carpet and tile cleaning services and the sale of items from our catalogs to our customers on route are included within this reportable operating segment. The First Aid and Safety Services reportable operating segment consists of first aid and safety products and services. The remainder of Cintas’ business, which consists of Fire Protection Services and its Uniform Direct Sale business, is included in All Other. Cintas evaluates operating segment performance based on revenue and income before income taxes. Revenue and income before income taxes for each of these reportable operating segments for the years ended May 31, 2018, 2017 and 2016 are presented in Note 14 entitled Operating Segment Information. The Company regularly reviews its operating segments for reporting purposes based on the information its chief operating decision maker (CODM) regularly reviews for purposes of allocating resources and assessing performance and makes changes when appropriate.
In fiscal 2018, Cintas sold a significant business referred to as "Discontinued Services." Prior to the sale of Discontinued Services, the operations were primarily included in All Other and classified as held for sale. In fiscal 2014, Cintas completed its partnership transaction with the shareholders of Shred-it International Inc. to combine Cintas' shredding business (Shredding) with the shredding business of Shred-it International Inc. (the Shredding Transaction). Pursuant to the Shredding Transaction, the newly formed partnership (the Shred-it Partnership) was owned 42% by Cintas and 58% by the shareholders of Shred-it International Inc. Cintas' investment in the Shred-it Partnership (Shred-it) and the results of Shredding are classified as discontinued operations for all periods presented as a result of selling the investment during fiscal 2016. During fiscal 2015, Cintas sold the storage business (Storage) and, as a result, its operations are also classified as discontinued operations for all periods presented. In accordance with the applicable accounting guidance for the disposal of long-lived assets and discontinued operations, the results of Discontinued Services, Shredding and Storage have been excluded from both continuing operations and operating segment results for all periods presented. See Note 16 entitled Discontinued Operations for additional information.
Principles of consolidation.  The consolidated financial statements include the accounts of Cintas controlled majority-owned subsidiaries and any entities over which Cintas has control. Intercompany balances and transactions have been eliminated as appropriate.
Use of estimates.  The preparation of consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company’s results are affected by economic, political, legislative, regulatory and legal actions. Economic conditions, such as recessionary trends, inflation, interest and monetary exchange rates, government fiscal policies and changes in the prices of raw materials, can have a significant effect on operations. These factors and other events could cause actual results to differ from management's estimates.

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
G&K transaction and integration expenses. As a result of the acquisition of G&K in fiscal 2017, the Company incurred various transaction and integration expenses in both fiscal 2018 and fiscal 2017, which relate primarily to asset impairment charges, legal and professional fees, employee termination expenses, the write-off of excess inventory, location closure expenses and other miscellaneous expenses. See Note 17 entitled G&K Services, Inc. Transaction and Integration Expenses.
Cash and cash equivalents.  Cintas considers all highly liquid domestic investments with a maturity of three months or less, at date of purchase, to be cash equivalents. At May 31, 2018 and 2017, cash and cash equivalents includes $30.9 million and $30.6 million, respectively, of restricted cash used as collateral associated with the general insurance program.
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
Inventories.  Inventories are valued at the lower of cost (first-in, first-out) or net realizable value. Cintas applies a commonly accepted practice of using inventory turns to apply variances between actual and standard costs to the inventory balances. The judgments and estimates used to calculate inventory turns will have an impact on the valuation of inventories at the lower of cost or net realizable value. Inventory is comprised of the following amounts at May 31:

(In thousands)	2018	2017

Raw materials	$17,042	$17,528
Work in process	27,350	17,951
Finished goods	235,955	242,739
	$280,347	$278,218
Inventories are recorded net of reserves for obsolete inventory of $37.0 million and $38.3 million at May 31, 2018 and 2017, respectively. The inventory obsolescence reserve is determined by specific identification, as well as an estimate based on Cintas' historical rates of obsolescence.
Uniforms and other rental items in service.  These items are valued at cost less amortization, calculated using the straight-line method. Uniforms in service (other than cleanroom and flame resistant clothing) are amortized over their useful life of 18 months. Uniforms acquired in the G&K acquisition were amortized over 12 months. Other rental items, including shop towels, mats, mops, cleanroom garments, flame resistant clothing, linens and restroom dispensers, are amortized over their useful lives, which range from 8 to 60 months. The amortization rates used are based on industry experience, Cintas' specific experience and wear tests performed by Cintas. These factors are critical to determining the amount of in service inventory and related cost of uniforms and facility services that are presented in the consolidated financial statements.
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
Long-lived assets.  When events or circumstances indicate that the carrying amount of long-lived assets may not be recoverable, the estimated undiscounted future cash flows are compared to the carrying amount of the assets. If the estimated undiscounted future cash flows are less than the carrying amount of the assets, an impairment loss is recorded based on the excess of the carrying amount of the assets over their respective fair values. Fair value is generally determined by discounted cash flows, prices of similar assets or third-party real estate valuations, as appropriate. During fiscal 2017, as a result of the identification of certain G&K plants and branches for future closure, an indicator of potential impairment was identified. Cintas recognized an impairment loss of $23.3 million during the fiscal year ended May 31, 2017, based on the excess of the carrying amount of asset over their respective fair values. The undiscounted cash flows used to test recoverability were performed, using Level 2 inputs based on both the cost and market approaches, at the lowest discernible level, which is at the location level. Cintas did not identify any indicators of impairment for the fiscal years ended May 31, 2018 and 2016.
Goodwill.  Goodwill, obtained through acquisitions of businesses, is valued at cost less any impairment. Cintas completes an annual impairment test, which may include an assessment of qualitative factors including, but not limited to, macroeconomic conditions, industry and market conditions, and entity specific factors such as strategies and financial performance. The test may also include the determination of the estimated fair value of Cintas' reporting units via comparisons to current market values, where available, and discounted cash flow analyses. Assumptions may include growth rates based on historical trends and margin improvement leveraged from such growth, as well as discount rates. We determine discount rates separately for each reporting unit using the weighted average cost of capital, which includes a calculation of cost of equity, which is developed using the capital asset pricing model and comparable company betas (a measure of systemic risk), and cost of debt. We also use comparable market earnings multiple data and our market capitalization to corroborate our reporting unit valuations. We test for goodwill impairment at the reporting unit level. Due to the fiscal 2018 executed sale of Discontinued Services and the ongoing integration of the acquired G&K operations within the legacy Cintas Uniform Rental and Facility Services operating segment, the composition for Cintas’ reporting units for the evaluation of goodwill impairment has changed. Discrete financial information of G&K ceased to exist in early fiscal 2018 and is now evaluated by the CODM within the consolidated Uniform Rental and Facility Services operating segment. Cintas has identified four reporting units for purposes of evaluating goodwill impairment: Uniform Rental and Facility Services, First Aid and Safety Services, and two reporting units within All Other. The Company evaluated impairment indicators for all reporting units, including those prior to and subsequent to the composition change in fiscal 2018, noting none. Based on the results of the annual impairment tests, Cintas was not required to recognize an impairment of goodwill for the fiscal years ended May 31, 2018, 2017 or 2016. Cintas will continue to perform impairment tests as of March 1 in future years and when indicators of impairment exist.

Service contracts and other assets.  Service contracts and other assets, which consist primarily of noncompete and consulting agreements obtained through acquisitions of businesses, are generally amortized by use of the straight-line method over the estimated lives of the agreements, which are generally 5 to 10 years. The G&K service contract asset is being amortized over a period of 15 years, which represents the estimated life of the economic benefit. The G&K service contract asset amortization is based on the annual economic value of the underlying asset which generally decreases over the 15-year term. Certain noncompete agreements, as well as all service contracts, require that a valuation be determined using a discounted cash flow model. The assumptions and judgments used in these models involve estimates of cash flows and discount rates, among other factors. Because of the assumptions used to value these intangible assets, actual results over time could vary from original estimates. Impairment of service contracts and other assets is accomplished through specific identification. No impairment has been recognized by Cintas for the fiscal years ended May 31, 2018, 2017 and 2016.
Business Combinations. Accounting for acquisitions requires us to recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement.  As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of income. See Note 9 entitled Acquisitions and Divestitures for a discussion of the G&K acquisition.
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
Accrued liabilities.  Current accrued liabilities are recorded when it is probable that a liability has occurred and the amount of the liability can be reasonably estimated. Current accrued liabilities include the following amounts at May 31:

(In thousands)	2018	2017

General insurance liabilities	$163,400	$153,743
Employee benefit related liabilities	112,801	110,104
Taxes and related liabilities	8,148	8,057
Accrued interest	24,763	36,638
Other	111,017	121,267
	$420,129	$429,809
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
Long-term accrued liabilities consists primarily of reserves associated with unrecognized tax benefits, which are described in more detail in Note 8 entitled Income Taxes, retirement obligations, which are described in more detail in Note 10 entitled Employee Benefit Plans, and environmental obligations acquired primarily through the G&K acquisition, which are further described below.
Environmental Obligations. Environmental obligations are recorded when it is probable that obligations have been incurred and the costs can be reasonably estimated, except for acquired environmental obligations which are recorded at fair value. Cintas’ environmental obligations are estimated based on an evaluation of various factors, including currently available facts, existing technology, presently enacted laws and regulations, and remediation experience. Where the available information is sufficient to estimate the amount of the obligation, that estimate has been recorded. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range has been used. Management actively monitors all locations for compliance and changes in facts and circumstances. No one location or site is deemed to be material or in violation of the applicable laws and regulations, even though costs are being incurred. Costs estimated for environmental obligations are not discounted to their present value.
Pension Plans. The Company assumed G&K's noncontributory, defined benefit pension plan (the Pension Plan) covering substantially all employees who were employed as of July 1, 2005, except certain employees who are covered by union-administered plans. Benefits are based on the number of years of service and each employee's compensation near retirement. G&K froze the Pension Plan effective December 31, 2006. Future growth in benefits will not occur after this date. The Company's funding policy provides for contributions of an amount between the minimum required and maximum amount that can be deducted for federal income tax purposes. The funded status is measured as the difference between the fair value of plan assets and the benefit obligation at May 31, the measurement date. The benefit obligation is the projected benefit obligation (PBO). The PBO represents the actuarial present value of benefits expected to be paid upon retirement based on estimated future compensation levels. The measurement of the PBO is based on the Company’s estimates and actuarial valuations. The fair value of plan assets represents the current market value of assets held by an irrevocable trust fund for the sole benefit of participants. These valuations reflect the terms of the Pension Plan and use participant-specific information such as compensation, age and years of service, as well as certain assumptions that require significant judgment, including estimates of discount rates, expected return on plan assets, rate of compensation increases, interest crediting rates and mortality rates. We recognize, as of a measurement date, any unrecognized actuarial net gains or losses that exceed ten percent of the larger of the projected benefit obligations or the plan assets, defined as the "corridor." Amounts inside the corridor are amortized over the plan participants' life expectancy. We determine the expected return on assets using the fair value of plan assets.
Stock-based compensation.  Compensation expense is recognized for all share-based payments to employees, including stock options and restricted stock awards, in the consolidated statements of income based on the fair value of the awards that are granted. The fair value of stock options is estimated at the date of grant using the Black-Scholes option-pricing model. Generally, measured compensation cost, net of actual forfeitures, is recognized on a straight-line basis over the vesting period of the related share-based compensation award.
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
Income taxes. The provision for income taxes includes taxes paid, currently payable or receivable, and those deferred. The Tax Cuts and Jobs Act of 2017 (the Tax Act) includes a mandatory one-time tax on accumulated earnings of foreign subsidiaries and, as a result, previously unremitted earnings for which no U.S. deferred tax liability had been accrued have now been subject to U.S. tax. Deferred tax assets and liabilities are determined by the differences between the consolidated financial statement carrying amounts and the tax basis of assets and liabilities. See Note 8 entitled Income Taxes for the types of items that give rise to significant deferred income tax assets and liabilities. Deferred income taxes are classified as assets or liabilities based on the classification of the related asset or liability for financial reporting purposes. Cintas regularly reviews deferred tax assets for recoverability based upon projected future taxable income and the expected timing of the reversals of existing temporary differences. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax assets, as adjusted for valuation allowances, will be realized.
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

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Cintas' assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers between levels for the years ended May 31, 2018 or 2017. The carrying value of accounts receivable and accounts payable, and other current assets and liabilities, approximate fair value because of the short-term maturity of those instruments.
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

New accounting pronouncements. In April 2014, the FASB issued Accounting Standard Update (ASU) 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which amended accounting guidance related to the reporting of discontinued operations and disclosures of disposals of components of an entity. The amended guidance changes the thresholds for disposals to qualify as discontinued operations and requires additional disclosures. Cintas adopted ASU 2014-08 during the quarter ended August 31, 2015 and applied the amended accounting guidance to Shred-it and all subsequent transactions, as appropriate.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," to clarify revenue recognition principles. The standard applies one comprehensive revenue recognition model across all contracts, entities and sectors. The core principal of the new standard is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard includes cost guidance, whereby all direct and incremental costs to obtain or fulfill a contract will be capitalized and amortized over the corresponding period of benefit, determined on a contract by contract basis. This guidance is also intended to improve disclosure requirements and enhance the comparability of revenue recognition practices. Improved disclosures under the amended guidance relate to the nature, amount, timing and uncertainty of revenue that is recognized from contracts with customers. Cintas adopted this standard on June 1, 2018. The largest impacts to the Company’s financial statements will result from the new qualitative and quantitative disclosures that will be required upon adoption of the new standard. There will be two implementation adjustments upon adoption of the new standard related to the capitalization of certain direct and incremental contract costs and the timing of revenue recognition for certain contracts with customers that create an asset with no alternative use to the Company. The Company will apply the modified retrospective adoption alternative for this standard and anticipates recognizing a cumulative effect adjustment in the range of approximately $185.0 million to $215.0 million of an increase to retained earnings as of June 1, 2018, which primarily reflects the deferral of contract costs.
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
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. Topic 842 supersedes the previous leases standard, ASC 840, "Leases." This guidance is effective for reporting periods beginning after December 15, 2018; however, early adoption is permitted. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Cintas is currently evaluating the impact that ASU 2016-02 will have on its consolidated financial statements. The Company currently expects the adoption of this standard to result in a material increase to the assets and liabilities on the consolidated balance sheets.
In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 is intended to simplify accounting for share-based payments. Upon adoption, ASU 2016-09 requires excess tax benefits for share-based payments to be recorded as a reduction of income tax expense and reflected within operating cash flows rather than being recorded within equity and reflected within financing cash flows. The standard also permits the repurchase of more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on our cash flows statement, and provides an accounting policy election to account for forfeitures as they occur. This update is effective for interim and annual periods beginning after December 15, 2016; however, early adoption is permitted. Cintas adopted ASU 2016-09 during the quarter ended August 31, 2016 and elected to make an accounting policy change to recognize forfeitures as they occur. The adoption impact on the consolidated balance sheet was a cumulative-effect adjustment of $26.7 million, increasing opening retained earnings and decreasing paid-in capital.

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminates the two-step process that required identification of potential impairment and a separate measure of the actual impairment. Goodwill impairment charges, if any, would be determined by the difference between a reporting unit's carrying value and its fair value (impairment loss is limited to the carrying value). This standard is effective for annual or any interim goodwill impairment tests beginning after December 15, 2019. The adoption of this standard is not expected to have a material impact on the consolidated financial statements.
In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Costs.” ASU 2017-07 continues to require the service component of pension and other postretirement benefit costs to be presented in the same line item as other employee compensation costs on the consolidated statement of income and changes the presentation of other components of net benefit cost so that these items will be presented outside of operating income within the consolidated statements of income. Cintas retrospectively adopted ASU 2017-07 on June 1, 2017. The adoption of this standard did not have a material effect on the consolidated financial statements.
In February 2018, the FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." ASU 2018-02 allows entities to elect to reclassify the income tax effects of the Tax Act on items within accumulated other comprehensive income to retained earnings and requires additional related disclosures. This standard is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Cintas is currently evaluating the impact that ASU 2018-02 will have on its consolidated condensed financial statements.
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

2.  Fair Value Disclosures
All financial instruments that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the consolidated balance sheet date. These financial instruments measured at fair value on a recurring basis are summarized below:

	As of May 31, 2018
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$138,724	$—	$—	$138,724
Total assets at fair value	$138,724	$—	$—	$138,724

	As of May 31, 2017
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$169,266	$—	$—	$169,266
Marketable securities:
Canadian treasury securities	—	22,219	—	22,219
Total assets at fair value	$169,266	$22,219	$—	$191,485

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
Interest, realized gains and losses and declines in value determined to be other than temporary on available-for-sale securities are included in interest income or expense. The cost of the securities sold is based on the specific identification method. There were no outstanding marketable securities as of May 31, 2018. The amortized cost basis of marketable securities as of May 31, 2017 was $22.2 million. Purchases of marketable securities were $143.9 million, $171.3 million and $488.8 million for the fiscal years ended May 31, 2018, 2017 and 2016, respectively. All outstanding marketable securities as of May 31, 2017 had contractual maturities due within one year.
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
In addition to assets and liabilities that are recorded at fair value on a recurring basis, Cintas records assets and liabilities at fair value on a nonrecurring basis as required under U.S. GAAP. Cintas' acquisition of G&K in fiscal 2017 was recorded at fair value. See Note 9 entitled Acquisitions and Divestitures for additional information on the measurement of the G&K assets acquired and liabilities assumed.

3.  Property and Equipment
Cintas' property and equipment is summarized as follows at May 31:

(In thousands)	2018	2017

Land	$177,281	$173,166
Buildings and improvements	644,322	624,615
Equipment	2,070,009	1,930,018
Leasehold improvements	34,891	32,679
Construction in progress	119,937	79,400
	3,046,440	2,839,878
Less: accumulated depreciation	1,663,710	1,516,377
	$1,382,730	$1,323,501

Interest expense is net of capitalized interest of $1.0 million, $2.1 million and $1.1 million for the fiscal years ended May 31, 2018, 2017 and 2016, respectively. Cintas capitalizes certain expenditures for software that are purchased or internally developed for use in business. Included in equipment at May 31, 2018 and 2017 were $253.8 million and $229.0 million, respectively, of internal use software. Depreciation of internal use software begins when the software is ready for service and continues on the straight-line method over the estimated useful life, generally 10 years. Accumulated depreciation related to internal use software included in accumulated depreciation were $88.8 million and $78.3 million at May 31, 2018 and 2017, respectively.

4.  Investments
Investments at May 31, 2018 of $175.6 million include the cash surrender value of insurance policies of $154.0 million, equity method investments of $16.4 million and cost method investments of $5.2 million. Investments at May 31, 2017 of $164.8 million include the cash surrender value of insurance policies of $144.0 million, equity method investments of $15.8 million and cost method investments of $5.0 million.
Investments are evaluated for impairment on an annual basis or when indicators of impairment exist. For fiscal years 2018, 2017 and 2016, no losses due to impairment were recorded.

5.  Goodwill, Service Contracts and Other Assets
Changes in the carrying amount of goodwill and service contracts by reportable operating segment and All Other, are as follows:

Goodwill (in thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Total

Balance at June 1, 2016	$949,730	$241,448	$84,898	$1,276,076
Goodwill acquired	1,499,008	2,265	6,281	1,507,554
Foreign currency translation	(668)	(601)	(26)	(1,295)
Balance at May 31, 2017	$2,448,070	$243,112	$91,153	$2,782,335
Goodwill acquired (1)	55,152	370	5,939	61,461
Foreign currency translation	2,254	797	41	3,092
Balance at May 31, 2018	$2,505,476	$244,279	$97,133	$2,846,888
(1) Adjustments to the G&K preliminary purchase price allocation represents $52.7 million of the acquired goodwill in the Uniform Rental and Facility Services reportable operating segment. See Note 9 entitled Acquisitions and Divestitures for more information.

Assets held for sale at May 31, 2017 include $15.5 million of goodwill associated with Discontinued Services.

Service Contracts (in thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Total

Balance at June 1, 2016	$19,912	$32,252	$26,030	$78,194
Service contracts acquired	521,708	1,632	5,895	529,235
Service contracts amortization	(11,636)	(3,952)	(4,922)	(20,510)
Foreign currency translation	(61)	130	—	69
Balance at May 31, 2017	$529,923	$30,062	$27,003	$586,988
Service contracts acquired	4,098	985	4,310	9,393
Service contracts amortization	(45,296)	(3,842)	(4,906)	(54,044)
Foreign currency translation	3,342	89	—	3,431
Balance at May 31, 2018	$492,067	$27,294	$26,407	$545,768
Information regarding Cintas' service contracts and other assets is as follows:

	As of May 31, 2018
(In thousands)	Carrying Amount	Accumulated Amortization	Net

Service contracts	$924,978	$379,210	$545,768

Noncompete and consulting agreements	$41,710	$39,877	$1,833
Other	38,787	11,305	27,482
Total	$80,497	$51,182	$29,315

	As of May 31, 2017
(In thousands)	Carrying Amount	Accumulated Amortization	Net

Service contracts	$911,273	$324,285	$586,988

Noncompete and consulting agreements	$40,743	$39,244	$1,499
Other	34,890	4,422	30,468
Total	$75,633	$43,666	$31,967

Amortization expense for continuing operations was $61.2 million, $22.8 million and $14.2 million for the fiscal years ended May 31, 2018, 2017 and 2016, respectively. Estimated amortization expense for continuing operations, excluding any future acquisitions, for each of the next five full fiscal years and thereafter is $62.5 million, $61.1 million, $55.2 million, $53.2 million, $44.9 million and $283.4 million, respectively. At May 31, 2018, the weighted average amortization period for service contracts, noncompete and consulting agreements and other was 12.8 years, 5 years and 4 years, respectively.
6.  Debt and Derivatives

Cintas' debt is summarized as follows at May 31:

(In thousands)	Interest Rate		Fiscal Year Issued	Fiscal Year Maturity	2018	2017

Debt due within one year
Senior notes	6.13%		2008	2018	$—	$300,000
Commercial paper	1.24%	(1)	Various	Various	—	50,500
Current portion of term loan	2.00%	(1)	2017	2018	—	12,500
Debt issuance costs					—	(100)
Total debt due within one year					$—	$362,900

Debt due after one year
Senior notes	4.30%		2012	2022	$250,000	$250,000
Senior notes	2.90%		2017	2022	650,000	650,000
Senior notes	3.25%		2013	2023	300,000	300,000
Senior notes (2)	2.78%		2013	2023	52,119	52,554
Senior notes (3)	3.11%		2015	2025	52,309	52,645
Senior notes	3.70%		2017	2027	1,000,000	1,000,000
Senior notes	6.15%		2007	2037	250,000	250,000
Long-term portion of term loan	2.00%	(1)	2017	2022	—	237,500
Debt issuance costs					(19,119)	(22,075)
Total debt due after one year					$2,535,309	$2,770,624
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
The average interest rate for all Cintas debt at May 31, 2018 was 3.8% with maturity dates through fiscal year 2037. Cintas' senior notes, excluding the G&K senior notes assumed with the acquisition of G&K in fiscal 2017, and term loan are recorded at cost, net of debt issuance costs. The fair value of the long-term debt is estimated using Level 2 inputs based on general market prices. The carrying value and fair value of Cintas' debt as of May 31, 2018 were $2,550.0 million and $2,582.0 million, respectively, and as of May 31, 2017 were $3,156.0 million and $3,296.8 million, respectively. On December 1, 2017, in accordance with the terms of the notes, Cintas paid the $300.0 million aggregate principal amount of its 6.13%, 10-year senior notes that matured on that date with cash on hand and $265.0 million in proceeds from the issuance of commercial paper. During the twelve months ended May 31, 2018, Cintas paid a net total of $50.5 million of commercial paper.
Letters of credit outstanding were $143.0 million and $110.9 million at May 31, 2018 and 2017, respectively. Maturities of debt during each of the next five years are $0.0 million, $0.0 million, $0.0 million, $900.0 million and $350.0 million, respectively.
Interest paid was $122.1 million, $76.6 million and $64.5 million for the fiscal years ended May 31, 2018, 2017 and 2016, respectively. Interest paid in fiscal 2017 included the payment of $17.1 million in short-term debt financing fees, which were related to the acquisition of G&K and are not reoccurring.

The credit agreement that supports our commercial paper program was amended on September 16, 2016. The amendment increased the capacity of the revolving credit facility from $450.0 million to $600.0 million and added a $250.0 million term loan. The term loan facility was paid in full during the first quarter of fiscal 2018. The credit agreement has an accordion feature that provides Cintas the ability to request increases to the borrowing commitments under either the revolving credit facility or the term loan facility of up to $250.0 million in the aggregate, subject to customary conditions. The maturity date of the agreement is September 15, 2021. No commercial paper or borrowings on our revolving credit facility were outstanding at May 31, 2018. As of May 31, 2017, there was $50.5 million of commercial paper outstanding with a weighted average interest rate of 1.24% and maturity dates less than 30 days and no borrowings on our revolving credit facility. The fair value of the commercial paper is estimated using Level 2 inputs based on general market prices. Given its short-term nature, the carrying value of the outstanding commercial paper approximates fair value.
Cintas uses interest rate locks to manage its overall interest expense as interest rate locks effectively change the interest rate of specific debt issuances. The interest rate locks are entered into to protect against unfavorable movements in the benchmark treasury rate related to forecasted debt issuances. Cintas used interest rate lock agreements to hedge against movements in the treasury rates at the time Cintas issued its senior notes in fiscal 2007, fiscal 2008, fiscal 2012, fiscal 2013 and fiscal 2017. The amortization of the cash flow hedges resulted in a decrease to other comprehensive income of $0.9 million in the fiscal year ended May 31, 2018 and an increase to other comprehensive income of $1.1 million and $2.0 million in the fiscal years ended May 31, 2017 and 2016, respectively. During the third quarter of fiscal 2016, Cintas entered into an interest rate lock agreement with a notional value of $550.0 million for a forecasted debt issuance. As of the third quarter of fiscal 2017, Cintas had multiple interest rate lock agreements in place for forecasted long-term debt issuances. The notional value of the planned debt issuances was $500.0 million of 5-year senior notes and $1.0 billion of 10-year senior notes. In conjunction with the issuance of long-term debt in the fourth quarter of fiscal 2017, Cintas settled these interest rate lock agreements, which resulted in a deferred gain of $30.2 million. The effective portion of the gain was recorded in other comprehensive income to be amortized as a reduction to interest expense beginning in the fourth quarter of fiscal 2017 through the remaining life of the debt.
To hedge the exposure of movements in the foreign currency rates, Cintas may use foreign currency hedges. These hedges reduce the impact on cash flows from movements in the foreign currency exchange rates. Examples of foreign currency hedge instruments that Cintas may use are average rate options and forward contracts. These instruments did not impact foreign currency exchange during fiscal 2018, 2017 or 2016. Cintas had no foreign currency forward contracts as of May 31, 2018 or 2017.
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
The minimum rental payments under noncancelable lease arrangements for each of the next five years and thereafter are $49.3 million, $41.6 million, $33.7 million, $25.5 million, $18.9 million and $27.7 million, respectively.
Rent expense for continuing operations under operating leases during the fiscal years ended May 31, 2018, 2017 and 2016, was $70.0 million, $49.6 million and $40.8 million, respectively. The increase in the year ended May 31, 2018, is related to increases in leased facilities and leased equipment as a result of the G&K acquisition.

8.  Income Taxes
Income before income taxes for continuing operations consists of the following components:

(In thousands)	2018	2017	2016

U.S. operations	$798,215	$673,055	$685,167
Foreign operations	42,786	14,349	20,148
	$841,001	$687,404	$705,315

Income tax expense (benefit) for continuing operations consists of the following components:

(In thousands)	2018	2017	2016

Current:
Federal	$137,601	$187,134	$272,663
State and local	19,582	27,197	25,428
Foreign	15,103	6,996	6,471
	172,286	221,327	304,562
Deferred	(115,217)	8,791	(47,852)
	$57,069	$230,118	$256,710

Reconciliation of income tax expense for continuing operations using the statutory rate and actual income tax expense is as follows:

(In thousands)	2018	2017	2016

Income taxes at the U.S. federal statutory rate	$245,322	$240,677	$246,881
Permanent differences (1)	(47,137)	(29,414)	—
State and local income taxes, net of federal benefit	24,783	19,210	16,339
Other (2)	(4,451)	(355)	(6,510)
Impact of the Tax Act:
Deemed repatriation of non-U.S. earnings, net of foreign tax credits and other (collectively, transition tax)	9,768	—	—
Non-U.S. withholding taxes related to certain non-U.S. earnings subject to repatriation	4,363	—	—
Remeasurement of U.S. net deferred tax liabilities from 35% to 21%	(175,579)	—	—
	$57,069	$230,118	$256,710
(1) Includes the impact of ASU 2016-09.

(2) Primarily consists of adjustments for uncertain tax positions, deferred adjustments and return to provision adjustments.

The components of deferred income taxes included on the consolidated balance sheets are as follows:

(In thousands)	2018	2017

Deferred tax assets:
Allowance for doubtful accounts	$6,955	$7,707
Inventory obsolescence	8,668	16,096
Insurance and contingencies	36,727	54,489
Stock-based compensation	53,532	73,027
Net operating loss and foreign related carry-forwards (1)	11,910	37,814
Deferred compensation and other	31,093	25,891
	148,885	215,024
Valuation allowance	(11,302)	(18,088)
	137,583	196,936
Deferred tax liabilities:
Uniform and other rental items in service	143,580	210,766
Property and equipment	115,712	126,872
Service contracts and other intangible assets	183,000	290,049
Treasury locks	3,545	6,435
State taxes and other	44,327	32,142
	490,164	666,264
Net deferred tax liability	$352,581	$469,328
(1) The decrease in fiscal 2018 from fiscal 2017 is primarily due to the utilization of the net operating loss related to the G&K acquisition in fiscal 2017. The majority of these net operating losses have a five-year expiration period.
The progression of the valuation allowance is as follows:

(In thousands)	2018	2017

Balance at beginning of year	$(18,088)	$(17,047)
Additions	(3,268)	(1,667)
Subtractions (1)	10,054	626
Balance at end of year	$(11,302)	$(18,088)
(1) Primarily related to expiration of net operating loss carryforwards and application of the Tax Act.

Income taxes paid were $175.3 million, $269.6 million and $452.6 million for the fiscal years ended May 31, 2018, 2017 and 2016, respectively.

As of May 31, 2018 and 2017, there was $26.9 million and $12.6 million, respectively, in total unrecognized tax benefits, which, if recognized, would favorably impact Cintas' effective tax rate. Cintas recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense in the consolidated statements of income, which is consistent with the recognition of these items in prior reporting periods. The total amount accrued for interest and penalties as of May 31, 2018 and 2017, was $1.8 million and $0.9 million, respectively. Cintas records this tax liability in long-term accrued liabilities on the consolidated balance sheets, as appropriate.

A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits (exclusive of interest and penalties) is as follows:

(In thousands)

Balance at June 1, 2016	$16,531
Additions from G&K acquisition (1)	2,084
Additions for tax positions of prior years	2,520
Settlements (2)	(1,044)
Statute expirations	(2,734)
Balance at May 31, 2017	$17,357
Additions for tax positions of the current year	10,164
Additions from G&K acquisition (1)	6,394
Additions for tax positions of prior years	5,675
Statute expirations	(2,943)
Balance at May 31, 2018	$36,647
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

All U.S. federal income tax returns are closed to audit through fiscal 2014. Cintas is currently in various audits in certain foreign jurisdictions and certain domestic states. The years under foreign and domestic state audits cover fiscal years back to 2013. Based on the resolution of the various audits and other potential regulatory developments, it is expected that the balance of unrecognized tax benefits will not change for the fiscal year ending May 31, 2019.

On December 22, 2017, the President signed into legislation the Tax Act. Among other changes, the Tax Act reduced the U.S. corporate tax rate from 35% to 21% and requires companies to pay a one-time transition tax on earnings of foreign subsidiaries. The Tax Act also includes provisions that are expected to offset some of the benefit of the anticipated U.S. corporate tax rate reduction, including the repeal of the deduction for domestic production activities and the expansion of the limitation on the deduction of certain executive compensation. In addition, the Tax Act alters the landscape of taxation of non-U.S. operations and provides immediate deductions for certain new investments, among other provisions.

Provisional Deferred Tax Revaluation
Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. As changes in tax laws or rates occur, deferred tax assets and liabilities are adjusted through income tax expense in the period changes are enacted. Cintas revalued its deferred tax assets and liabilities based on the newly enacted 21% U.S. corporate tax rate. Cintas will continue to revise certain aspects of the calculation, which could potentially affect the measurement of these balances or give rise to new deferred tax amounts. The provisional amount related to the revaluation of the net deferred tax liability balance was a benefit of $175.6 million, which was recognized as a component of income tax expense for the fiscal year ended May 31, 2018.

Provisional Transition Tax
The one-time transition tax is based on Cintas' post-1986 earnings and profits (E&P) of foreign subsidiaries that were previously deferred for U.S. income tax purposes. Cintas recorded a transition tax liability, net of foreign tax credits, of $9.8 million that was recognized as additional income tax expense during the fiscal year ended May 31, 2018. Cintas is still revising the transition tax calculation, as the Company has not completed its final analysis of all provisions of the Tax Act. The provisional amount is subject to change based on computation of final fiscal 2018 E&P, the amounts held in cash and cash equivalents at the end of fiscal 2018, a historical E&P validation and foreign tax credit analysis.

Foreign Withholding Tax
Foreign withholding taxes of $3.7 million have been recognized and paid on certain non-U.S. earnings subject to repatriation that were previously tax deferred. We will continue to monitor all foreign E&P we believe to be permanently reinvested in foreign operations, if any.

Given the impact of the G&K acquisition to Cintas' Canadian operations in fiscal 2018, Cintas has revised its position to a partially invested assertion (only a portion of future E&P is no longer deemed to not be permanently reinvested). Cintas has accrued a withholding tax estimate of $0.7 million related to fiscal 2018 earnings not deemed to be permanently reinvested as it relates to E&P generated after the enactment of the Tax Act.

As of May 31, 2018, the estimated impacts of the Tax Act recorded during the twelve months ended May 31, 2018 are provisional in nature, and Cintas will continue to assess the impact of the Tax Act and will record adjustments through the income tax provision in the relevant period as amounts are known and reasonably estimable during the measurement period. Accordingly, Cintas has not completed the final analysis related to the tax impact of the Tax Act, consequently, the impact of the Tax Act may differ from Cintas' provisional estimates due to, and among other factors, information currently not available, changes in interpretations and the issuance of additional guidance, as well as changes in assumptions, including actions Cintas may take in future periods as a result of the Tax Act. However, Cintas has recognized a reasonable estimate of the effects of its deferred tax balances and one-time transition tax that are recorded within the financial statements for the fiscal year ended May 31, 2018.

Although realization is not assured, management believes it is more likely than not that the recorded deferred tax assets, net of valuation allowances, will be realized.

9.  Acquisitions and Divestitures
Acquisitions
The purchase price paid for each acquisition has been allocated to the fair value of the assets acquired and liabilities assumed. During fiscal 2018, Cintas acquired five businesses included in the Uniform Rental and Facility Services reportable operating segment, three businesses included in the First Aid and Safety Services reportable operating segment and six businesses included in All Other. During fiscal 2017, Cintas acquired three businesses included in the Uniform Rental and Facility Services reportable operating segment, including the G&K acquisition discussed below, four businesses included in the First Aid and Safety Services reportable operating segment, and eleven businesses included in All Other.
The following summarizes the aggregate purchase price and fair value allocations for all businesses acquired:

(In thousands)	2018	2017

Fair value of tangible assets acquired	$421	$550,491
Fair value of service contracts acquired	9,271	529,235
Fair value of other intangibles acquired	892	17,556
Net goodwill recognized	12,094	1,507,554
Total fair value of assets acquired	22,678	2,604,836
Fair value of liabilities assumed	3,332	502,465
Total cash paid for acquisitions, net of cash acquired	$19,346	$2,102,371

G&K Acquisition
On March 21, 2017, Cintas completed the acquisition of G&K for consideration of approximately $2.1 billion. Pursuant to the merger agreement governing the acquisition, each share of common stock of G&K issued and outstanding immediately prior to the effective time of the G&K acquisition was canceled and converted into the right to receive $97.50 in cash. The total purchase price was $2,078.4 million, which was funded using a combination of new senior notes, a term loan, other borrowings under our existing credit facility and cash on hand. The net consideration transferred for G&K consisted of the following items:

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
Purchase Price Allocation
Cintas accounted for the G&K acquisition using the acquisition method. The final allocation of the purchase price was determined by management with the assistance of third-party valuation specialists and is based on estimates of the fair value of assets acquired and liabilities assumed as of March 21, 2017. The components of the final purchase price allocation, at fair value, are as follows:

Assets:	2018
Accounts receivable	$95,710
Inventories	28,813
Uniforms and other rental items in service	93,659
Income taxes, current	15,873
Prepaid expenses and other current assets	43,235
Property and equipment	253,346
Goodwill	1,545,905
Service contracts	519,000
Trade names	17,000
Other assets	15,585
Liabilities:
Accounts payable	(53,220)
Accrued compensation and related liabilities	(9,594)
Accrued liabilities	(108,198)
Long term accrued liabilities	(85,688)
G&K senior notes	(105,359)
Deferred income taxes	(187,649)
Total consideration	$2,078,418

As a result of the finalization of the G&K purchase price allocation in the fourth quarter of fiscal 2018, adjustments were made to the preliminary purchase price allocation to adjust the acquired environmental obligations of G&K to fair value (in accordance with ASC Topic 820) on the acquisition date and record the corresponding deferred income tax impact. Cintas has an environmental and legal group dedicated to the ongoing review and monitoring of environmental remediation sites, including those acquired by G&K. During the measurement period, the environmental group performed an evaluation of the G&K locations’ operational history and a consideration of alternative remedies and cost sharing arrangements resulted in Cintas’ calculation of the estimated fair value of the acquired obligations. Cintas’ environmental and legal group will continue to monitor the acquired environmental obligations and adjustments to these reserves could occur in the future. New environmental obligations will be recorded in accordance with Cintas’ accounting policy, as described in Note 1 under "Environmental Obligations."
The fair value of the intangible assets has been estimated using the income approach through a discounted cash flow analysis (except as noted below with respect to the trade names) with the cash flow projections discounted using a rate of 9.5%. The cash flows are based on estimates used to price the G&K acquisition, and the discount rates applied were benchmarked with reference to the implied rate of return from Cintas’ pricing model and the weighted average cost of capital.
The G&K service contract intangible asset is being amortized over a period of 15 years, which represents the estimated useful life of the economic benefit, and the asset amortization is based on the annual economic value of the underlying asset, which generally decreases over the 15-year term. The trade names represent the G&K corporate trade name and all of the branded variations thereof. Cintas applied the income approach through a relief from royalty method analysis to determine the fair value of the trade name assets.
The table below sets forth the valuation and amortization period of identifiable intangible assets:

Identifiable intangible assets:	Valuation	Amortization Period

Service contracts	$519,000	15 years
Trade names	17,000	3 years
Total	$536,000
Cintas estimated the fair value of the acquired property, plant and equipment using a combination of the cost and market approaches, depending on the type of asset. The fair value of property, plant and equipment consisted of real property of $141.8 million and personal property of $111.5 million.
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
The following unaudited pro forma information presents the combined financial results for Cintas and G&K as if the G&K acquisition had been completed at the beginning of Cintas’ fiscal 2016, June 1, 2015. Prior to the acquisition, G&K used a 52-week or 53-week fiscal year ending on the Saturday nearest June 30. The pro forma financial information set forth below for the year ended May 31, 2016 includes G&K's annual results for the period of June 28, 2015 through July 2, 2016 adjusted for number of working days in Cintas' fiscal 2016. The pro forma financial information for the year ended May 31, 2017 includes G&K's publicly reported results for the period of July 2, 2016 through December 31, 2016 annualized and adjusted for the number of work days in the stub period of June 1, 2016 through March 21, 2017 and the actual results from March 22, 2017 through May 31, 2017. Actual net sales and net income of the acquired G&K business included in reported fiscal 2017 results were $187.7 million and $5.7 million, respectively.

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
Divestitures
In fiscal 2018, Cintas sold a significant business referred to as Discontinued Services which was primarily included in All Other. Additionally, in fiscal 2014, Cintas completed the Shredding Transaction with Shred-it International, Inc. to combine Cintas’ Shredding with Shred-it International Inc.’s shredding business and created the Shred-it Partnership. In fiscal 2016, Cintas sold Shred-it. In fiscal 2015, Cintas sold Storage. Storage, excluding related real estate owned by Cintas, was sold in three separate transactions to three separate buyers. In fiscal 2016, Cintas sold the remaining Storage assets classified as held for sale. Both Shredding and Storage were previously included in the former Document Management Services operating segment. As a result of the transactions noted above, the results from Discontinued Services, Shredding, Shred-it and Storage are reported under discontinued operations for all periods presented and are excluded from continuing operations and from operating segment results for all periods presented. See Note 16 entitled Discontinued Operations for additional information.

10.  Employee Benefit Plans
Pension Plans
In conjunction with the acquisition of G&K, Cintas assumed G&K's noncontributory defined benefit pension plan (the Pension Plan) that covers substantially all G&K employees who were employed as of July 1, 2005, except certain employees who were covered by union-administered plans. Benefits are based on the number of years of service and each employee’s compensation near retirement. We will make annual contributions to the Pension Plan consistent with federal funding requirements. The Pension Plan was frozen by G&K effective December 31, 2006. Future growth in benefits will not occur beyond this date. Applicable accounting standards require that the consolidated balance sheet reflect the funded status of the pension plan. The funded status of the Pension Plan is measured as the difference between the plan assets at fair value and the projected benefit obligation. The net pension liability at May 31, 2018 and 2017 is included in the long-term accrued liabilities on the consolidated balance sheet. Unrecognized differences between actual amounts and estimates based on actuarial assumptions are included in accumulated other comprehensive income in our consolidated balance sheet. The difference between actual amounts and estimates based on actuarial assumptions are recognized in other comprehensive income in the period in which they occur. The estimated amortization from accumulated other comprehensive income into net periodic benefit cost during fiscal year 2019 is immaterial.

Obligations and Funded Status at May 31:
(in thousands)	2018	2017

Change in benefit obligation:
Projected benefit obligation, beginning of year	$87,387	$—
Projected benefit obligation acquired in G&K acquisition	—	84,553
Interest cost	2,818	562
Actuarial (gain) loss	(940)	2,750
Benefits paid	(2,924)	(478)
Projected benefit obligation, end of year	$86,341	$87,387

Change in plan assets:
Fair value of plan assets, beginning of year	$59,396	$—
Plan assets acquired in G&K acquisition	—	57,747
Actual return on plan assets	2,309	2,127
Benefits paid	(2,924)	(478)
Fair value of plan assets, end of year	$58,781	$59,396

Funded status-net amount recognized	$(27,560)	$(27,991)
The accrued benefit liability of $27.6 million and $28.0 million was included in long-term accrued liabilities on the consolidated balance sheet as of May 31, 2018 and 2017, respectively. An unrecognized net actuarial loss of $0.8 million and $1.2 million related to the Pension Plan was included in "other" within in the accumulated other comprehensive loss on the Consolidated Balance Sheet at May 31, 2018 and 2017, respectively.

Components of Net Periodic Benefit Cost
(in thousands)	2018	2017

Interest cost	$2,818	$562
Expected return on assets	(2,832)	(590)
Amortization of net loss	—	—
Net periodic benefit cost	$(14)	$(28)

Assumptions
The following weighted average assumptions were used to determine benefit obligations for the Pension Plan at May 31, 2018 and 2017:

	2018	2017
Discount rate	3.95%	3.79%
Rate of compensation increase	N/A	N/A
The following weighted average assumptions were used to determine net periodic benefit cost for the Pension Plan for the fiscal year ended May 31, 2018 and 2017:

	2018	2017
Discount rate	3.79%	4.00%
Expected return on plan assets	4.90%	5.40%
Rate of compensation increase	N/A	N/A
Plan Assets
The asset allocations in the Pension Plan at May 31, 2018 and 2017 are as follows:

	2018	2018	2017
	Target Asset Allocation	Actual Asset Allocation	Actual Asset Allocation
International equity	8.0%	7.9%	8.3%
Large cap equity	26.0%	26.5%	26.3%
Small cap equity	5.0%	5.6%	5.3%
Absolute return strategy funds	16.0%	15.8%	16.2%
Fixed income	45.0%	44.2%	43.6%
Long/short equity fund	—%	—%	0.3%
Total	100%	100%	100%

Our investment committee, assisted by outside consultants, evaluates the objectives and investment policies concerning our long-term investment goals and asset allocation strategies. Plan assets are invested in various asset classes that are expected to produce a sufficient level of diversification and investment return over the long term. To develop the expected long-term rate of return on asset assumptions, we consider the historical returns and future expectations of returns for each asset class, as well as the target asset allocation, changes in investments expenses and investment goals of the pension portfolio. This resulted in the selection of 4.90% expected return on plan assets for fiscal year 2018 and 5.40% expected return on plan assets for fiscal year 2017. The investment goals are (1) to meet or exceed the assumed actuarial rate of return over the long term within reasonable and prudent levels of risk, and (2) to preserve the real purchasing power of assets to meet future obligations. The nature and duration of benefit obligations, along with assumptions concerning asset class returns and return correlations, are considered when determining an appropriate asset allocation to achieve the investment objectives. Pension plan assets for our qualified pension plans are held in a trust for the benefit of the plan participants and are invested in a diversified portfolio of equity investments, fixed income investments and cash. Risk targets are established and monitored against acceptable ranges. All investment policies and procedures are designed to ensure that the plans' investments are in compliance with the Employee Retirement Income Security Act. Guidelines are established defining permitted investments within each asset class.

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

Information on the Pension Plan investments as of May 31, 2018 and 2017, using the fair value hierarchy discussed in Note 1 entitled Significant Accounting Polices, is as follows:

	May 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$487	$—	$—	$487
U.S. government securities	2,426	3,458	—	5,884
Corporate debt	—	19,826	—	19,826
Mutual funds:
U.S. securities	27,901	—	—	27,901
International securities	4,683	—	—	4,683
Total	$35,497	$23,284	$—	$58,781

	May 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents	$629	$—	$—	$629
U.S. government securities	1,874	3,401	—	5,275
Corporate debt	—	20,210	—	20,210
Mutual funds:
U.S. securities	28,353	—	—	28,353
International securities	4,929	—	—	4,929
Total	$35,785	$23,611	$—	$59,396
We expect to make contributions of approximately $4.3 million to the Pension Plan during the next 12 months. The Pension Plan benefit payments expected to be paid for each of the next five years and thereafter are $3.2 million, $3.4 million, $3.6 million, $3.7 million, $3.9 million and $21.4 million, respectively.
Future changes in plan asset returns, assumed discount rates and various other factors related to the Pension Plan will impact future pension expense and liabilities. We cannot predict the impact of these changes in the future, and any changes may have a material impact on our results of operations and financial position.
Cintas administers a pension plan that was assumed in a previous acquisition and has historically been deemed immaterial for disclosure purposes. As of May 31, 2018 and 2017, the fair value of this pension plan's total assets was $7.5 million and $7.1 million, respectively, and the projected benefit obligation was $7.4 million and $7.5 million, respectively. For the years ended May 31, 2018 and 2017, the net periodic benefit cost recorded for this plan was income of $0.1 million and expense of $0.1 million, respectively.

Non-Contributory Retirement Plans
Cintas' Partners' Plan (the Plan) is a non-contributory profit sharing plan and Employee Stock Ownership Plan (ESOP) for the benefit of substantially all U.S. Cintas employee-partners who have completed one year of service. The Plan also includes a 401(k) savings feature covering substantially all U.S. employee-partners. The amounts of contributions to the Plan and ESOP, as well as the matching contribution to the 401(k), are made at the discretion of the Board of Directors. During fiscal 2018 the G&K 401(k) plan was merged into the Plan. There were no changes to the Plan as as a result of the merger. Total contributions, including Cintas' matching contributions, which approximate cost, were $56.7 million, $47.5 million and $43.1 million for the fiscal years ended May 31, 2018, 2017 and 2016, respectively.

Cintas has a non-contributory deferred profit sharing plan (DPSP), which covers substantially all Canadian employee-partners. In addition, a registered retirement savings plan (RRSP) is offered to those employees. The amounts of contributions to the DPSP, as well as the matching contribution to the RRSP, are made at the discretion of the Board of Directors. Total contributions, which approximate cost, were $2.8 million, $1.8 million and $1.6 million for the fiscal years ended May 31, 2018, 2017 and 2016, respectively.

Cintas has a supplemental executive retirement plan (SERP) subject to Section 409A of the Internal Revenue Code for the benefit of certain highly compensated Cintas employee-partners. The SERP allows participants to defer the receipt of compensation which would otherwise become payable to them. Matching contributions are made at the discretion of the Board of Directors. Total matching contributions were $8.2 million, $6.9 million and $6.6 million for the fiscal years ended May 31, 2018, 2017 and 2016, respectively.

11.  Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share from continuing operations using the two-class method for amounts attributable to Cintas' common shares:

Basic Earnings per Share from Continuing Operations (In thousands except per share data)	2018	2017	2016

Income from continuing operations	$783,932	$457,286	$448,605
Less: income from continuing operations allocated to participating securities	11,794	8,168	7,131
Income from continuing operations available to common shareholders	$772,138	$449,118	$441,474
Basic weighted average common shares outstanding	106,593	104,964	108,221

Basic earnings per share from continuing operations	$7.24	$4.27	$4.08

Diluted Earnings per Share from Continuing Operations (In thousands except per share data)	2018	2017	2016

Income from continuing operations	$783,932	$457,286	$448,605
Less: income from continuing operations allocated to participating securities	11,794	8,168	7,131
Income from continuing operations available to common shareholders	$772,138	$449,118	$441,474
Basic weighted average common shares outstanding	106,593	104,964	108,221
Effect of dilutive securities – employee stock options	3,217	2,819	1,735
Diluted weighted average common shares outstanding	109,810	107,783	109,956

Diluted earnings per share from continuing operations	$7.03	$4.17	$4.02
Basic and diluted earnings per share from discontinued operations were calculated using the two-class method. Basic earnings per share from discontinued operations were $0.54, $0.22 and $2.22 for the fiscal years ended May 31, 2018, 2017 and 2016, respectively. Diluted earnings per share from discontinued operations were $0.53, $0.21 and $2.19 for the fiscal years ended May 31, 2018, 2017 and 2016, respectively.
For the fiscal years ended May 31, 2018, 2017 and 2016, options granted to purchase 0.8 million, 0.6 million and 0.5 million shares of Cintas common stock, respectively, were excluded from the computation of diluted earnings per share. The exercise prices of these options were greater than the average market price of the common shares (anti-dilutive).
On January 13, 2015, Cintas announced that the Board of Directors authorized a $500.0 million share buyback program. This program was completed in September 2015. On August 4, 2015, we announced that the Board of Directors authorized a $500.0 million share buyback program. This program was completed in June 2016. On August 2, 2016, we announced that the Board of Directors authorized a new $500.0 million share buyback program. The following table summarizes the buyback activity by program and fiscal period:

(In thousands except per share data)	2018			2017			2016
Buyback Program	Shares	Avg. Price per Share	Purchase Price	Shares	Avg. Price per Share	Purchase Price	Shares	Avg. Price per Share	Purchase Price

January 13, 2015	—	$—	$—	—	$—	$—	3,078	$85.44	$262,928
August 4, 2015	—	$—	$—	39	$94.09	$3,691	5,649	$87.85	$496,309
August 2, 2016	518	$173.51	$89,997	—	$—	$—	—	$—	$—
	518	$173.51	$89,997	39	$94.09	$3,691	8,727	$87.00	$759,237

Subsequent to May 31, 2018 through July 27, 2018, Cintas purchased 0.3 million shares at an average price of $199.15 per share for a total purchase price of $60.0 million. Under the August 2, 2016 program through July 27, 2018, Cintas has purchased a total of 0.8 million shares of Cintas common stock at an average price of $182.93 per share for a total purchase price of $150.0 million.
In addition to the buyback program, Cintas acquired shares of Cintas common stock in satisfaction of employee payroll taxes due on restricted stock awards that vested during the fiscal year. For the fiscal year ended May 31, 2018, Cintas acquired 0.3 million shares at an average price of $130.30 per share for a total purchase price of $37.3 million. For the fiscal year ended May 31, 2017, Cintas acquired 0.2 million shares at an average price of $101.37 per share for a total purchase price of $17.0 million. For the fiscal year ended May 31, 2016, Cintas acquired 0.2 million shares at an average price of $86.07 per share for a total purchase price of $20.9 million.

12.  Stock-Based Compensation
On August 2, 2016, the Board of Directors approved and adopted the Cintas Corporation 2016 Equity and Incentive Compensation Plan (the 2016 Plan) to replace the Cintas' 2005 Equity Compensation Plan, as amended (the 2005 Plan). The 2016 Plan was approved by Cintas shareholders at its Annual Meeting on October 18, 2016, at which time the 2016 Plan became effective. Under the 2016 Plan, Cintas may grant officers and key employee-partners equity compensation in the form of stock options, stock appreciation rights, restricted and unrestricted stock awards, performance awards and other stock unit awards representing up to an aggregate of 12,500,000 shares of Cintas' common stock. Any shares of common stock that remained available under the 2005 Plan became part of the total available share balance of 12,500,000 shares under the 2016 Plan. At May 31, 2018, 10,595,954 shares of common stock were reserved for future issuance under the 2016 Plan. Total compensation cost for stock-based awards for continuing operations was $110.7 million, $87.5 million and $77.8 million for the fiscal years ended May 31, 2018, 2017 and 2016, respectively. The total income tax benefit recognized in the consolidated income statement for share-based compensation arrangements for continuing operations was $32.3 million, $32.5 million and $28.3 million for the fiscal years ended May 31, 2018, 2017 and 2016, respectively.
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
The fair value of options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	2018	2017	2016

Risk-free interest rate	1.8%	1.2%	2.0%
Dividend yield	1.2%	1.3%	1.4%
Expected volatility of Cintas' common stock	17.2%	21.6%	23.3%
Expected life of the option in years	6.5	7.5	7.5

The risk-free interest rate is based on U.S. government issues with a remaining term equal to the expected life of the stock options. The determination of expected volatility is based on historical volatility of Cintas' common stock over the period commensurate with the expected term of stock options, as well as other relevant factors. The weighted average expected term was determined based on the historical employee exercise behavior of the options. The weighted-average fair value of stock options granted during fiscal 2018, 2017 and 2016 was $29.31, $23.34 and $22.20, respectively.

The information presented in the following table relates primarily to stock options granted and outstanding under either the 2016 Plan or under previously adopted plans:

	Shares	Weighted Average Exercise Price

Outstanding, June 1, 2015 (1,426,550 shares exercisable)	7,835,570	$51.59
Granted	1,739,767	93.55
Canceled	(4,413)	34.56
Forfeited	(231,042)	60.57
Exercised	(919,975)	35.07
Outstanding, May 31, 2016 (1,649,236 shares exercisable)	8,419,907	61.83
Granted	1,343,180	126.51
Canceled	(5,368)	32.45
Forfeited	(165,452)	73.43
Exercised	(1,004,217)	35.95
Outstanding, May 31, 2017 (1,795,898 shares exercisable)	8,588,050	74.77
Granted	1,664,867	175.86
Canceled	(7,809)	45.10
Forfeited	(255,627)	94.73
Exercised	(1,059,295)	44.06
Outstanding, May 31, 2018 (2,006,922 shares exercisable)	8,930,186	$96.71

The intrinsic value of stock options exercised was $110.9 million, $76.5 million and $48.5 million for the fiscal years ended May 31, 2018, 2017 and 2016, respectively. The total cash received from employees as a result of employee stock option exercises for the fiscal years ended May 31, 2018, 2017 and 2016 was $41.8 million, $31.9 million and $28.2 million, respectively.

The fair value of stock options vested was $17.9 million, $12.7 million and $11.0 million for the fiscal years ended May 31, 2018, 2017 and 2016, respectively.

The following table summarizes the information related to stock options outstanding at May 31, 2018:

		Outstanding Options		Exercisable Options
Range of Exercise Prices	Number Outstanding	Average Remaining Option Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 22.42 – $ 59.50	1,901,639	4.03	$39.27	1,615,907	$37.74
59.51 – 89.78	2,671,836	6.69	76.01	348,008	65.55
89.79 – 109.33	1,346,379	8.13	107.33	42,346	101.57
109.34 – 182.25	3,010,332	9.55	158.55	661	137.30
$ 22.42 – $ 182.25	8,930,186	7.31	$100.73	2,006,922	$43.94

At May 31, 2018, the aggregate intrinsic value of stock options outstanding and exercisable was $728.0 million and $277.6 million, respectively. The weighted-average remaining contractual term of stock options exercisable is 4.3 years.

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

The information presented in the following table relates to restricted stock awards granted and outstanding under either the 2016 Plan or under previously adopted plans:

	Shares	Weighted Average Grant Price

Outstanding, unvested grants at June 1, 2015	2,210,113	$57.60
Granted	1,069,748	92.10
Forfeited	(70,998)	65.79
Vested	(605,427)	38.76
Outstanding, unvested grants at May 31, 2016	2,603,436	75.94
Granted	614,076	128.63
Forfeited	(46,766)	81.23
Vested	(428,672)	48.67
Outstanding, unvested grants at May 31, 2017	2,742,074	91.91
Granted	669,932	183.83
Forfeited	(69,416)	102.96
Vested	(701,476)	64.64
Outstanding, unvested grants at May 31, 2018	2,641,114	$122.18

The remaining unrecognized compensation cost related to unvested stock options and restricted stock at May 31, 2018 was $258.6 million. The weighted-average period of time over which this cost will be recognized is 1.9 years.

13.  Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss), net of tax:

(In thousands)	Foreign Currency	Unrealized (Loss) Gain on Cash Flow Hedges	Other	Total

Balance at May 31, 2016	$(2,474)	$(20,830)	$(1,570)	$(24,874)
Other comprehensive (loss) income before reclassifications	(10,252)	31,136	(115)	20,769
Amounts reclassified from accumulated other comprehensive income (loss)	—	1,076	—	1,076
Net current period other comprehensive (loss) income	(10,252)	32,212	(115)	21,845
Balance at May 31, 2017	(12,726)	11,382	(1,685)	(3,029)
Other comprehensive income before reclassifications	19,276	—	1,029	20,305
Amounts reclassified from accumulated other comprehensive income (loss)	—	(933)	—	(933)
Net current period other comprehensive income (loss)	19,276	(933)	1,029	19,372
Balance at May 31, 2018	$6,550	$10,449	$(656)	$16,343

The following table summarizes the reclassifications out of accumulated other comprehensive income (loss) during the fiscal years ended May 31:

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line in the Consolidated Statements of Income

(in thousands)	2018	2017
Amortization of interest rate locks	$1,504	$(1,714)	Interest expense
Tax (expense) benefit	(571)	638	Income taxes
Amortization of interest rate locks, net of tax	$933	$(1,076)	Net of tax

14.  Operating Segment Information
Cintas’ reportable operating segments are Uniform Rental and Facility Services and First Aid and Safety Services. The Uniform Rental and Facility Services reportable operating segment, consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items. In addition to these rental items, restroom cleaning services and supplies, carpet and tile cleaning services and the sale of items from our catalogs to our customers on route are included within this reportable operating segment. The First Aid and Safety Services reportable operating segment consists of first aid and safety products and services. The remainder of Cintas’ business, which consists of Fire Protection Services and its Uniform Direct Sale business, is included in All Other.
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

(In thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Corporate (1)	Total
May 31, 2018
Revenue	$5,247,124	$564,706	$664,802	$—	$6,476,632
Gross margin	$2,360,165	$265,785	$282,573	$—	$2,908,523
Selling and administrative expenses	1,500,644	190,567	225,581	—	1,916,792
G&K Services, Inc. transaction and integration expenses	41,897	—	—	—	41,897
Interest expense, net	—	—	—	108,833	108,833
Income before income taxes	$817,624	$75,218	$56,992	$(108,833)	$841,001
Depreciation and amortization	$236,773	$21,898	$20,745	$—	$279,416
Capital expenditures	$225,694	$27,932	$18,073	$—	$271,699
Total assets	$5,977,314	$471,165	$371,011	$138,724	$6,958,214

May 31, 2017
Revenue	$4,202,490	$508,233	$612,658	$—	$5,323,381
Gross margin	$1,894,716	$230,166	$255,413	$—	$2,380,295
Selling and administrative expenses	1,138,345	177,378	211,657	—	1,527,380
G&K Services, Inc. transaction and integration expenses	79,224	—	—	—	79,224
Interest expense, net	—	—	—	86,287	86,287
Income before income taxes	$677,147	$52,788	$43,756	$(86,287)	$687,404
Depreciation and amortization	$156,998	$19,962	$17,905	$1,730	$196,595
Capital expenditures	$232,832	$26,863	$12,645	$977	$273,317
Total assets	$5,801,680	$444,717	$367,562	$230,098	$6,844,057

May 31, 2016
Revenue	$3,759,524	$461,783	$574,465	$—	$4,795,772
Gross margin	$1,666,691	$197,010	$237,639	$—	$2,101,340
Selling and administrative expenses	994,590	147,503	190,306	—	1,332,399
Interest expense, net	—	—	—	63,626	63,626
Income before income taxes	$672,101	$49,507	$47,333	$(63,626)	$705,315
Depreciation and amortization	$130,421	$16,021	$16,879	$1,958	$165,279
Capital expenditures	$237,871	$22,364	$14,840	$310	$275,385
Total assets	$3,104,822	$421,697	$322,474	$249,822	$4,098,815

(1) Corporate assets include cash and marketable securities in all periods presented. Corporate assets as of May 31, 2017 and 2016 also include the assets of Discontinued Services. Corporate depreciation and amortization includes depreciation and amortization of Discontinued Services.

15.  Quarterly Financial Data (Unaudited)
The following is a summary of the results of operation for each of the quarters within the fiscal years ended May 31, 2018 and 2017:

May 31, 2018 (in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue	$1,611,503	$1,606,441	$1,589,138	$1,669,550
Gross margin	$739,353	$716,369	$700,463	$752,338
Net income, continuing operations	$161,108	$137,737	$295,789	$189,298
Basic earnings per share, continuing operations	$1.50	$1.27	$2.73	$1.74
Diluted earnings per share, continuing operations	$1.45	$1.24	$2.66	$1.68
Weighted average number of shares outstanding	105,740	106,340	106,558	106,593

May 31, 2017 (in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue	$1,266,650	$1,271,077	$1,255,367	$1,530,287
Gross margin	$576,427	$565,218	$559,924	$678,726
Net income, continuing operations	$136,208	$121,950	$116,954	$82,174
Basic earnings per share, continuing operations	$1.27	$1.15	$1.09	$0.76
Diluted earnings per share, continuing operations	$1.24	$1.12	$1.06	$0.75
Weighted average number of shares outstanding	104,483	104,957	105,093	105,325

16.  Discontinued Operations
In fiscal 2018, Cintas sold a significant business referred to as Discontinued Services and received $127.8 million of proceeds from the sale. Prior to the sale, Discontinued Services was primarily included in All Other and was classified as held for sale. Additionally, the results of Shred-it and Shredding are classified as discontinued operations for all periods presented as a result of entering into a definitive agreement during fiscal 2016 to sell the investment. During fiscal 2015, Cintas sold Storage and, as a result, its operations are also classified as discontinued operations for all periods presented. Shredding and Storage were was previously included in the former Document Management Services reportable operating segment. In accordance with the applicable accounting guidance for the disposal of long-lived assets, the results of Discontinued Services, Shredding and Storage have been excluded from both continuing operations and operating segment results for all periods presented.

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

In fiscal 2017, we received additional proceeds related to the sale of Shred-it. Cintas realized a pre-tax gain of $25.5 million as a result of the additional consideration received. Cintas still has the opportunity to receive additional consideration, subject to certain holdback provisions. Because of the uncertainty surrounding the holdback provisions, this opportunity represents a gain contingency that has not been recorded as of May 31, 2018.

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

Following is selected financial information included in net income from discontinued operations for the Discontinued Services, Shredding and Storage businesses:

(In thousands)	2018	2017	2016

Revenue	$10,773	$105,559	$109,686

(Loss) income before income taxes, excluding gains from sale transactions and investments	(2,433)	10,622	13,242
Income tax benefit (expense)	706	(3,930)	(4,900)
Gain on sale of business	96,400	—	—
Gain on Shred-it	—	25,457	354,071
Gain on Storage transactions	—	2,400	15,786
Income tax expense on net gain	(36,019)	(11,127)	(133,284)
Net income from discontinued operations	$58,654	$23,422	$244,915

17.  G&K Services, Inc. Transaction and Integration Expenses
As a result of the acquisition of G&K in fiscal 2017, the Company incurred $41.9 million and $79.2 million in transaction and integration expenses in fiscal 2018 and 2017, respectively. The $41.9 million of costs incurred in fiscal 2018 related to lease cancellation costs, facility closure expenses and other integration expenses directly related to the acquisition. In fiscal 2017, the expenses related to asset impairment charges of $23.3 million and other transaction and integration expenses of $55.9 million, which consisted of the following: $17.4 million of legal and professional fees directly related to the acquisition, $31.0 million of employee termination expenses recognized under ASC Topic 712, "Compensation - Nonretirement Postemployment Benefits," $5.5 million write-off of excess inventory and $2.0 million of other miscellaneous integration expenses.

These transaction and integration expenses for both fiscal years are included in a single line in the Consolidated Statements of Income and are reported by operating segment in Note 14 entitled Operating Segment Information. Our accounting policy for long-lived assets is described in Note 1 entitled Significant Accounting Policies. The asset impairment charges in fiscal 2017 of $23.3 million relate to the write-down of machinery and equipment and other fixed assets to their fair value in G&K plants and branches that were identified by the Company on April 30, 2017 for future closure. The Company determined that these assets cannot be used for other purposes, and the undiscounted projected future cash flows associated with these assets are less than their carrying value at April 30, 2017. The fair value utilized for purposes of the asset impairment analysis was determined by using Level 2 inputs based on both the cost and market approaches.

In fiscal 2018, the amount of employee termination benefits paid was $15.2 million, resulting in a related liability balance of $9.1 million as of May 31, 2018. The amount of employee termination benefits paid in fiscal 2017 was $6.7 million, resulting in a related liability balance of $24.3 million as of May 31, 2017.

18.  Supplemental Guarantor Information
Cintas Corporation No. 2 (Corp. 2) is the indirectly, wholly-owned principal operating subsidiary of Cintas. Corp. 2 is the issuer of the $2,550.0 million aggregate principal amount of outstanding debt, which is unconditionally guaranteed, jointly and severally, by Cintas Corporation and its wholly-owned, direct and indirect domestic subsidiaries.
As allowed by Securities and Exchange Commission rules, the following condensed consolidating financial statements are provided as an alternative to filing separate financial statements of the guarantors. Each of the subsidiaries presented in the following condensed consolidating financial statements has been fully consolidated in Cintas' consolidated financial statements. The following condensed consolidating financial statements should be read in conjunction with the consolidated financial statements of Cintas and notes thereto of which this note is an integral part.
Condensed consolidating financial statements for Cintas, Corp. 2, the subsidiary guarantors and non-guarantors are presented on the following pages:
Condensed Consolidating Income Statement

Year Ended May 31, 2018 (in thousands)	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Uniform rental and facility services	$—	$4,361,716	$681,846	$400,792	$(197,230)	$5,247,124
Other	—	1,778,845	112	88,092	(637,541)	1,229,508
Equity in net income of affiliates	783,932	—	—	—	(783,932)	—
	783,932	6,140,561	681,958	488,884	(1,618,703)	6,476,632
Costs and expenses (income):
Cost of uniform rental and facility services	—	2,511,854	418,722	254,718	(298,335)	2,886,959
Cost of other	—	1,183,036	(57,220)	62,368	(507,034)	681,150
Selling and administrative expenses	—	2,093,655	(271,222)	125,545	(31,186)	1,916,792
G&K Services, Inc. transaction and integration expenses	—	15,383	22,148	4,366	—	41,897
Operating income	783,932	336,633	569,530	41,887	(782,148)	949,834

Interest income	—	(310)	(242)	(793)	3	(1,342)
Interest expense (income)	—	111,292	(1,017)	(100)	—	110,175

Income before income taxes	783,932	225,651	570,789	42,780	(782,151)	841,001
Income tax (benefit) expense	—	(48,907)	90,886	15,212	(122)	57,069
Income from continuing operations	783,932	274,558	479,903	27,568	(782,029)	783,932
Income (loss) from discontinued operations, net of tax	58,654	68,293	(9,688)	—	(58,605)	58,654
Net income	$842,586	$342,851	$470,215	$27,568	$(840,634)	$842,586

Condensed Consolidating Income Statement

Year Ended May 31, 2017 (in thousands)	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Uniform rental and facility services	$—	$3,511,483	$604,679	$257,288	$(170,960)	$4,202,490
Other	—	1,604,877	1,810	73,006	(558,802)	1,120,891
Equity in net income of affiliates	457,286	—	—	—	(457,286)	—
	457,286	5,116,360	606,489	330,294	(1,187,048)	5,323,381
Costs and expenses (income):
Cost of uniform rental and facility services	—	2,021,365	378,404	164,969	(256,964)	2,307,774
Cost of other	—	1,070,780	(41,509)	56,210	(450,169)	635,312
Selling and administrative expenses	—	1,686,209	(220,887)	87,672	(25,614)	1,527,380
G&K Services, Inc. transaction and integration expenses	—	51,868	19,060	8,296	—	79,224
Operating income	457,286	286,138	471,421	13,147	(454,301)	773,691

Interest income	—	(26)	(191)	(22)	2	(237)
Interest expense (income)	—	89,706	(2,978)	(204)	—	86,524

Income before income taxes	457,286	196,458	474,590	13,373	(454,303)	687,404
Income taxes	—	65,829	159,025	5,365	(101)	230,118
Income from continuing operations	457,286	130,629	315,565	8,008	(454,202)	457,286
Income from discontinued operations, net of tax	23,422	22,287	—	1,135	(23,422)	23,422
Net income	$480,708	$152,916	$315,565	$9,143	$(477,624)	$480,708

Condensed Consolidating Income Statement

Year Ended May 31, 2016 (in thousands)	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Uniform rental and facility services	$—	$3,147,844	$553,414	$213,526	$(155,260)	$3,759,524
Other	—	1,484,556	8,540	66,270	(523,118)	1,036,248
Equity in net income of affiliates	448,605	—	—	—	(448,605)	—
	448,605	4,632,400	561,954	279,796	(1,126,983)	4,795,772
Costs and expenses (income):
Cost of uniform rental and facility services	—	1,835,835	350,500	142,601	(236,103)	2,092,833
Cost of other	—	1,001,576	(40,741)	48,539	(407,775)	601,599
Selling and administrative expenses	—	1,497,106	(206,889)	69,257	(27,075)	1,332,399
Operating income	448,605	297,883	459,084	19,399	(456,030)	768,941

Interest income	—	—	(666)	(232)	2	(896)
Interest expense (income)	—	65,534	(1,027)	15	—	64,522

Income before income taxes	448,605	232,349	460,777	19,616	(456,032)	705,315
Income taxes	—	82,783	164,169	9,874	(116)	256,710
Income from continuing operations	448,605	149,566	296,608	9,742	(455,916)	448,605
Income (loss) from discontinued operations, net of tax	244,915	250,625	—	(5,837)	(244,788)	244,915
Net income	$693,520	$400,191	$296,608	$3,905	$(700,704)	$693,520

Condensed Consolidating Statement of Comprehensive Income

Year Ended May 31, 2018 (in thousands)	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$842,586	$342,851	$470,215	$27,568	$(840,634)	$842,586

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	19,276	—	—	19,276	(19,276)	19,276
Amortization of interest rate lock agreements	(933)	(933)	—	—	933	(933)
Other	1,029	267	762	—	(1,029)	1,029

Other comprehensive income (loss)	19,372	(666)	762	19,276	(19,372)	19,372

Comprehensive income	$861,958	$342,185	$470,977	$46,844	$(860,006)	$861,958

Condensed Consolidating Statement of Comprehensive Income

Year Ended May 31, 2017 (in thousands)	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$480,708	$152,916	$315,565	$9,143	$(477,624)	$480,708

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(10,252)	—	—	(10,252)	10,252	(10,252)
Change in fair value of cash flow hedges	31,136	31,136	—	—	(31,136)	31,136
Amortization of interest rate lock agreements	1,076	1,076	—	—	(1,076)	1,076
Other	(115)	—	(115)	—	115	(115)

Other comprehensive income (loss)	21,845	32,212	(115)	(10,252)	(21,845)	21,845

Comprehensive income (loss)	$502,553	$185,128	$315,450	$(1,109)	$(499,469)	$502,553

Condensed Consolidating Statement of Comprehensive Income

Year Ended May 31, 2016 (in thousands)	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$693,520	$400,191	$296,608	$3,905	$(700,704)	$693,520

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	—	—	—	(11,933)	—	(11,933)
Cumulative translation adjustment on Shred-it	—	5,875	—	597	—	6,472
Change in fair value of cash flow hedges	—	(12,156)	—	—	—	(12,156)
Amortization of interest rate lock agreements	—	1,952	—	—	—	1,952
Other	—	—	(730)	(8)	—	(738)

Other comprehensive loss	—	(4,329)	(730)	(11,344)	—	(16,403)

Comprehensive income (loss)	$693,520	$395,862	$295,878	$(7,439)	$(700,704)	$677,117

Condensed Consolidating Balance Sheet

As of May 31, 2018 (in thousands)	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Assets
Current assets:
Cash and cash equivalents	$—	$44,499	$60,310	$33,915	$—	$138,724
Accounts receivable, net	—	620,920	120,767	62,896	—	804,583
Inventories, net	—	225,581	38,844	15,922	—	280,347
Uniforms and other rental items in service	—	585,108	81,494	54,248	(18,589)	702,261
Income taxes, current	—	5,546	9,258	4,830	—	19,634
Prepaid expenses and other current assets	—	9,453	21,688	1,242	—	32,383
Total current assets	—	1,491,107	332,361	173,053	(18,589)	1,977,932

Property and equipment, net	—	900,014	370,186	112,530	—	1,382,730

Investments (1)	321,083	3,595,668	950,239	1,716,070	(6,407,479)	175,581
Goodwill	—	—	2,579,769	267,231	(112)	2,846,888
Service contracts, net	—	468,283	—	77,485	—	545,768
Other assets, net	2,230,196	593	4,381,476	8,656	(6,591,606)	29,315
	$2,551,279	$6,455,665	$8,614,031	$2,355,025	$(13,017,786)	$6,958,214

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$(465,247)	$(1,724,844)	$2,395,434	$(28,216)	$37,947	$215,074
Accrued compensation and related liabilities	—	104,560	24,878	11,216	—	140,654
Accrued liabilities	—	88,949	308,485	22,695	—	420,129
Total current liabilities	(465,247)	(1,531,335)	2,728,797	5,695	37,947	775,857

Long-term liabilities:
Debt due after one year	—	2,534,919	—	390	—	2,535,309
Deferred income taxes	—	215,881	104,559	32,141	—	352,581
Accrued liabilities	—	63,073	198,181	16,687	—	277,941
Total long-term liabilities	—	2,813,873	302,740	49,218	—	3,165,831
Total shareholders' equity	3,016,526	5,173,127	5,582,494	2,300,112	(13,055,733)	3,016,526
	$2,551,279	$6,455,665	$8,614,031	$2,355,025	$(13,017,786)	$6,958,214
(1) Investments include inter company investment activity. Corp 2 and Subsidiary Guarantors hold $17.6 million and $158.0 million, respectively, of the $175.6 million consolidated net investments.

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

Condensed Consolidating Statement of Cash Flows

Year Ended May 31, 2018 (in thousands)	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Cash flows from operating activities:
Net income	$842,586	$342,851	$470,215	$27,568	$(840,634)	$842,586
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	—	143,301	58,206	13,969	—	215,476
Amortization of intangible assets	—	50,231	5,102	8,607	—	63,940
Stock-based compensation	112,835	—	—	—	—	112,835
Gain on sale of business	—	(111,921)	15,521	—		(96,400)
Deferred income taxes	—	(80,328)	(38,906)	(61)	—	(119,295)
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	—	(76,945)	17,129	(6,451)	—	(66,267)
Inventories, net	—	15,080	(17,377)	360	(1,386)	(3,323)
Uniforms and other rental items in service	—	(51,682)	(3,483)	(8,730)	(404)	(64,299)
Prepaid expenses and other current assets	—	3,676	(19,421)	219	—	(15,526)
Accounts payable	—	(60,978)	108,724	(12,310)	(161)	35,275
Accrued compensation and related liabilities	—	9,522	(18,595)	(319)	—	(9,392)
Accrued liabilities and other	—	(133,671)	173,905	2,234	—	42,468
Income taxes, current	—	11,874	15,898	(1,690)	—	26,082
Net cash provided by (used in) operating activities	955,421	61,010	766,918	23,396	(842,585)	964,160

Cash flows from investing activities:
Capital expenditures	—	(192,668)	(65,211)	(13,820)	—	(271,699)
Proceeds from redemption of marketable securities	—	13,589	(1,189)	167,457	—	179,857
Purchase of marketable securities and investments	—	9,789	(24,636)	(143,861)	5,000	(153,708)
Proceeds from sale of business	—	127,835	—	—	—	127,835
Acquisitions of businesses, net of cash acquired	—	(19,346)	—	—	—	(19,346)
Other, net	(694,429)	599,192	(633,629)	(107,356)	837,585	1,363
Net cash (used in) provided by investing activities	(694,429)	538,391	(724,665)	(97,580)	842,585	(135,698)

Cash flows from financing activities:
Payments of commercial paper, net	—	(50,500)	—	—	—	(50,500)
Repayment of debt	—	(550,000)	—	—	—	(550,000)
Proceeds from exercise of stock-based compensation awards	41,848	—	—	—	—	41,848
Dividends paid	(175,521)	—	—	(68)	—	(175,589)
Repurchase of common stock	(127,319)	—	—	—	—	(127,319)
Other, net	—	(3,060)	755	(275)	—	(2,580)
Net cash (used in) provided by financing activities	(260,992)	(603,560)	755	(343)	—	(864,140)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	5,136	—	5,136
Net (decrease) increase in cash and cash equivalents	—	(4,159)	43,008	(69,391)	—	(30,542)
Cash and cash equivalents at beginning of year	—	48,658	17,302	103,306	—	169,266
Cash and cash equivalents at end of year	$—	$44,499	$60,310	$33,915	$—	$138,724

Condensed Consolidating Statement of Cash Flows

Year Ended May 31, 2017 (in thousands)	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Cash flows from operating activities:
Net income	$480,708	$152,916	$315,565	$9,143	$(477,624)	$480,708
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	—	117,578	43,660	10,327	—	171,565
Amortization of intangible assets	—	21,496	1,178	2,356	—	25,030
Stock-based compensation	88,868	—	—	—	—	88,868
Gain on Storage	—	(1,460)	—	—	—	(1,460)
Gain on Shred-it	—	(23,516)	—	(1,941)	—	(25,457)
Asset impairment charge	—	20,966	—	2,365	—	23,331
G&K Services, Inc. transaction and integration costs	—	26,453	—	4,992	—	31,445
Short-term debt financing fees included in net income	—	17,062	—	—	—	17,062
Settlement of cash flow hedges	—	30,194	—	—	—	30,194
Deferred income taxes	—	(26,289)	26,058	4,133	—	3,902
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	—	(50,012)	(40,380)	(3,165)	—	(93,557)
Inventories, net	—	7,787	(2,317)	(3,679)	(2,459)	(668)
Uniforms and other rental items in service	—	(4,951)	(5,011)	1,959	(729)	(8,732)
Prepaid expenses and other current assets	—	21,119	2,775	307	—	24,201
Accounts payable	—	1,765,713	(1,509,215)	(242,875)	103	13,726
Accrued compensation and related liabilities	—	(7,498)	19,815	1,337	—	13,654
Accrued liabilities and other	—	2,813	(5,675)	2,361	—	(501)
Income taxes, current	—	(5,205)	(22,445)	(1,774)	—	(29,424)
Net cash provided by (used in) operating activities	569,576	2,065,166	(1,175,992)	(214,154)	(480,709)	763,887

Cash flows from investing activities:
Capital expenditures	—	(153,963)	(102,682)	(16,672)	—	(273,317)
Proceeds from redemption of marketable securities	—	—	—	218,324	—	218,324
Purchase of marketable securities and investments	—	18,150	(797,559)	598,344	—	(181,065)
Proceeds from sale of Storage	—	2,400	—	—	—	2,400
Proceeds from sale of Shred-it	—	23,935	—	1,941	—	25,876
Acquisitions of businesses, net of cash acquired	—	(2,112,015)	—	9,644	—	(2,102,371)
Other, net	(438,344)	(1,562,294)	2,039,740	(520,007)	480,709	(196)
Net cash (used in) provided by investing activities	(438,344)	(3,783,787)	1,139,499	291,574	480,709	(2,310,349)

Cash flows from financing activities:
Proceeds from issuance of commercial paper, net	—	50,500	—	—	—	50,500
Proceeds from the issuance of debt, net	—	1,932,229	(2,000)	2,000	—	1,932,229
Repayment of debt	—	(250,000)	—	—	—	(250,000)
Payment of short-term debt financing fees	—	(17,062)	—	—	—	(17,062)
Proceeds from exercise of stock-based compensation awards	31,870	—	—	—	—	31,870
Dividends paid	(142,378)	—	—	(55)	—	(142,433)
Repurchase of common stock	(20,724)	—	—	—	—	(20,724)
Other, net	—	(6,282)	404	—	—	(5,878)
Net cash (used in) provided by financing activities	(131,232)	1,709,385	(1,596)	1,945	—	1,578,502

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(2,131)	—	(2,131)
Net (decrease) increase in cash and cash equivalents	—	(9,236)	(38,089)	77,234	—	29,909
Cash and cash equivalents at beginning of year	—	57,894	55,391	26,072	—	139,357
Cash and cash equivalents at end of year	$—	$48,658	$17,302	$103,306	$—	$169,266

Condensed Consolidating Statement of Cash Flows

Year Ended May 31, 2016 (in thousands)	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Cash flows from operating activities:
Net income	$693,520	$400,191	$296,608	$3,905	$(700,704)	$693,520
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	—	102,443	37,883	9,365	—	149,691
Amortization of intangible assets	—	14,830	304	454	—	15,588
Stock-based compensation	79,293	—	—	—	—	79,293
Gain on Storage transactions	—	(12,547)	—	(3,239)	—	(15,786)
(Gain) loss on Shred-it	—	(366,460)	—	12,389	—	(354,071)
Deferred income taxes	—	(83,648)	22,025	2,321	—	(59,302)
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	—	(30,381)	(20,196)	(2,185)	—	(52,762)
Inventories, net	—	(23,917)	2,011	(2,454)	6,443	(17,917)
Uniforms and other rental items in service	—	(3,193)	(2,032)	(1,840)	759	(6,306)
Prepaid expenses and other current assets	—	(167)	(914)	116	—	(965)
Accounts payable	—	(487,582)	491,918	(4,884)	(16)	(564)
Accrued compensation and related liabilities	—	9,838	3,103	571	—	13,512
Accrued liabilities and other	—	(3,790)	25,625	155	724	22,714
Income taxes, current	—	895	(1,118)	(577)	—	(800)
Net cash provided by (used in) operating activities	772,813	(483,488)	855,217	14,097	(692,794)	465,845

Cash flows from investing activities:
Capital expenditures	—	(162,075)	(100,380)	(12,930)	—	(275,385)
Proceeds from redemption of marketable securities	—	—	—	434,179	—	434,179
Purchase of marketable securities and investments	—	(3,333)	(12,085)	(488,765)	10,037	(494,146)
Proceeds from Storage transactions, net of cash contributed	—	32,099	—	3,239	—	35,338
Proceeds from sale of Shred-it	—	568,223	—	12,614	—	580,837
Acquisitions of businesses, net of cash acquired	—	(130,786)	—	(25,793)	—	(156,579)
Other, net	94,344	169,821	(945,406)	1,897	683,481	4,137
Net cash provided by (used in) investing activities	94,344	473,949	(1,057,871)	(75,559)	693,518	128,381

Cash flows from financing activities:
Proceeds from the issuance of debt	—	—	(165)	165	—	—
Repayment of debt	—	(9,151)	10,224	(365)	(724)	(16)
Proceeds from exercise of stock-based compensation awards	28,226	—	—	—	—	28,226
Dividends paid	(115,232)	—	—	(41)	—	(115,273)
Repurchase of common stock	(780,151)	—	—	—	—	(780,151)
Other, net	—	1,952	(730)	(732)	—	490
Net cash (used in) provided by financing activities	(867,157)	(7,199)	9,329	(973)	(724)	(866,724)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(5,218)	—	(5,218)
Net decrease in cash and cash equivalents	—	(16,738)	(193,325)	(67,653)	—	(277,716)
Cash and cash equivalents at beginning of year	—	74,632	248,716	93,725	—	417,073
Cash and cash equivalents at end of year	$—	$57,894	$55,391	$26,072	$—	$139,357

Item 9.  Changes in and Disagreements with
Accountants on Accounting and Financial Disclosure
None.

Item 9A.  Controls and Procedures
Disclosure Controls and Procedures
With the participation of Cintas' management, including Cintas' Chairman and Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, Cintas has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act) as of May 31, 2018. Based on such evaluation, Cintas' management, including Cintas' Chairman and Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, have concluded that Cintas' disclosure controls and procedures were effective as of May 31, 2018, in ensuring (i) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is accumulated and communicated to Cintas' management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Internal Control over Financial Reporting
Management's Report on Internal Control over Financial Reporting and the Report of Ernst & Young LLP, Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this Annual Report on Form 10-K and are incorporated by reference herein.
There were no changes in Cintas' internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended May 31, 2018, that have materially affected, or are reasonably likely to materially affect, Cintas' internal control over financial reporting.

Item 9B.  Other Information
None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance
The information required under this item is incorporated herein by reference to the material contained in Cintas' definitive proxy statement for the 2018 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the close of the fiscal year (the Proxy Statement).

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
The following table provides information about Cintas' common stock that may be issued under Cintas' equity compensation plans as of May 31, 2018.

Equity Compensation Plan Information Plan category	Number of shares to be issued upon exercise of outstanding options (1)	Weighted average exercise price of outstanding options (1)	Number of shares remaining available for future issuance under equity compensation plans

Equity compensation plans approved by shareholders	8,930,186	$96.71	10,595,954
Equity compensation plans not approved by shareholders	—	—	—
Total	8,930,186	$96.71	10,595,954

(1) Excludes 2,641,114 unvested restricted stock units.

Item 13.  Certain Relationships and
Related Transactions and Director Independence
The information required under this item is incorporated herein by reference to the material contained in the Proxy Statement.

Item 14.  Principal Accountant Fees and Services
The information required under this item is incorporated herein by reference to the material contained in the Proxy Statement.

Part IV

Item 15.  Exhibits and Financial Statement Schedules

(a) (1)
Financial Statements. All financial statements required to be filed by Item 8 of Form 10-K and included in this Annual Report are listed in Item 8. No additional financial statements are filed because the requirements of paragraph (c) under Item 15 are not applicable to Cintas.

(a) (2)		Financial Statement Schedule:

For each of the three years in the period ended May 31, 2018.

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
JV Framework Agreement, dated March 18, 2014, by and among Cintas Corporation No.2, CC Shredding Holdco LLC and CC Dutch Shredding Holdco BV, each a wholly owned subsidiary of Cintas, and Shred-It International Inc., Boost JV LP, Boost Holdings LP and Boost GP Corp (Incorporated by reference to Exhibit 2.1 to Cintas' Current Report on Form 8-K filed on March 19, 2014).

2.2	***
Securities Purchase Agreement, dated as of July 15, 2015, by and among Cintas, Shred-it International Inc., Stericycle, Inc. and the other parties thereto (Incorporated by reference to Exhibit 2.1 to Cintas' Current Report on Form 8-K filed on October 1, 2015).

2.3	***
Agreement and Plan of Merger, among Cintas Corporation, G&K Services, Inc. and Bravo Merger Sub, Inc., dated as of August 15, 2016 (Incorporated by reference to Exhibit 2.1 to Cintas' Current Report on Form 8-K filed on August 16, 2016).

3.1
Restated Articles of Incorporation, as amended (Incorporated by reference to Exhibit 4.1 to Post Effective Amendment No. 1 to Cintas' Registration Statement No. 333-136631-09 on Form S-3 filed on December 3, 2007).

3.2		Amended and Restated By-laws (Incorporated by reference to Exhibit 3 to Cintas' Current Report on Form 8-K filed on October 14, 2008).

4.1
Indenture dated as of May 28, 2002, among Cintas Corporation No. 2, as issuer, Cintas Corporation, as parent guarantor, the subsidiary guarantors thereto and Wachovia Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to Cintas' Annual Report on Form 10-K for the year ended May 31, 2002).

4.2		Form of 6.15% Senior Note due 2036 (Incorporated by reference to Exhibit 4.3 to Cintas' Current Report on Form 8-K filed on August 21, 2006).

4.3		Form of 4.30% Senior Note due 2021 (Incorporated by reference to Exhibit 4.2 to Cintas' Current report on Form 8-K filed on May 23, 2011).

4.4		Form of 3.25% Senior Note due 2022 (Incorporated by reference to Exhibit 4.1 to Cintas' Current Report on Form 8-K filed on June 8, 2012).

4.5		Form of 2.900% Senior Notes due 2022 (Incorporated by reference to Exhibit 4.1 to Cintas' Current Report on Form 8-K filed on March 14, 2017).

4.6		Form of 3.700% Senior Notes due 2027 (Incorporated by reference to Exhibit 4.2 to Cintas' Current Report on Form 8-K filed on March 14, 2017).

4.7		Form of 3.250% Senior Notes due 2022 (Incorporated by reference to Exhibit 4.3 to Cintas' Current Report on Form 8-K filed on March 14, 2017).
10.1
Amended and Restated Credit Agreement, dated as of September 16, 2016, among Cintas Corp. No. 2, the Lenders party thereto and KeyBank National Association, as Administrative Agent (Incorporated by reference to Exhibit 10.1 to Cintas' Current Report on Form 8-K filed on September 22, 2016).

10.2
Amended and Restated Note Purchase Agreement, dated as of March 21, 2017, among G&K Services, Inc. and the Note holders (Incorporated by reference to Exhibit 4.1 to Cintas' Current Report on Form 8-K filed on March 21, 2017).

10.3	*	Partners' Plan (Incorporated by reference to Cintas' Annual Report on Form 10-K for the year ended May 31, 1993).

10.4	*	First Amendment to Partners' Plan (Incorporated by reference to Exhibit 4.2 to Cintas' Registration Statement No. 33-56623 on Form S-8 filed on November 28, 1994).

10.5	*	Second Amendment to Partners' Plan (Incorporated by reference to Exhibit 4.3 to Cintas' Registration Statement No. 33-56623 on Form S-8 filed on November 28, 1994).

10.6	*	Directors' Deferred Compensation Plan (Incorporated by reference to Exhibit 10.12 to Cintas' Quarterly Report on Form 10-Q for the quarter ended November 30, 2000).

10.7	*
Form of agreement signed by Officers, General/Branch Managers, Professionals and Key Managers, including Executive Officers (Incorporated by reference to Exhibit 10 to Cintas' Quarterly Report on Form 10-Q for the quarter ended February 28, 2005).

10.8	*	President and CEO Executive Compensation Plan (Incorporated by reference to Exhibit 10.18 to Cintas' Annual Report on Form 10-K for the year ended May 31, 2005).

10.9	*	2006 Executive Incentive Plan (Incorporated by reference to Exhibit 10.19 to Cintas' Annual Report on Form 10-K for the year ended May 31, 2005).

10.10	*	2005 Equity Compensation Plan (Incorporated by reference to Cintas' Definitive Proxy Statement on Schedule 14A filed on September 1, 2005).

10.11	*	Criteria for Performance Evaluation of the President and CEO (Incorporated by reference to Exhibit 10.21 to Cintas' Annual Report on Form 10-K for the year ended May 31, 2006).

10.12	*	2007 Executive Incentive Plan (Incorporated by reference to Exhibit 10.22 to Cintas' Annual Report on Form 10-K for the year ended May 31, 2006).

10.13	*	Amendment No. 1 to 2005 Equity Compensation Plan (Incorporated by reference to Exhibit 10.17 to Cintas' Annual Report on Form 10-K for the year ended May 31, 2011).

10.14	*	Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 10.18 to Cintas' Annual Report on Form 10-K for the year ended May 31, 2011).

10.15	*	Amendment No. 2 to Cintas Corporation 2005 Equity Compensation Plan (Incorporated by reference to Exhibit 10.1 to Cintas' Current Report on Form 8-K filed on July 27, 2012).

10.16	*	Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 10.2 to Cintas' Current Report on Form 8-K filed on July 27, 2012).

10.17	*	Amendment No. 3 to Cintas Corporation 2005 Equity Compensation Plan (Incorporated by reference to Exhibit 10.4 to Cintas' Current Report on Form 8-K filed on October 23, 2013).

10.18	*	Amendment No. 4 to Cintas Corporation 2005 Equity Compensation Plan (Incorporated by reference to Exhibit 10.5 to Cintas' Current Report on Form 8-K filed on October 22, 2014).

10.19	*	Cintas Corporation Management Incentive Plan (Incorporated by reference to Exhibit 10.5 to Cintas' Current Report on Form 8-K filed on October 23, 2013).

10.20	*	Cintas Corporation 2016 Equity and Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to Cintas' Current Report on Form 8-K filed on October 20, 2016).

10.21	*
Amendment No. 1 to Cintas Corporation 2016 Equity and Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to Cintas' Quarterly Report on Form 10-Q for the quarter ended November 30, 2017).

14		Code of Ethics (Incorporated by reference to Exhibit 14 to Cintas' Annual Report on Form 10-K for the year ended May 31, 2004).

21	**	Subsidiaries of the Registrant.

23	**	Consent of Independent Registered Public Accounting Firm.

31.1	**	Certification of Principal Executive Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	**	Certification of Principal Financial Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	**	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. § 1350.

32.2	**	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. § 1350.

101.INS	**	XBRL Instance Document.

101.SCH	**	XBRL Taxonomy Extension Schema Document.

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management compensatory contracts

**	Filed herewith

***	Certain exhibits and schedules have been omitted and Cintas agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted exhibits upon request.

Item 16.  Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINTAS CORPORATION

By:	/s/	Scott D. Farmer
Scott D. Farmer
Chairman and Chief Executive Officer

DATE SIGNED: July 27, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Capacity	Date

/s/	Scott D. Farmer Scott D. Farmer	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	July 27, 2018

/s/	Ronald W. Tysoe Ronald W. Tysoe	Director	July 27, 2018

/s/	John F. Barrett John F. Barrett	Director	July 27, 2018

/s/	James J. Johnson James J. Johnson	Director	July 27, 2018

/s/	Robert E. Coletti Robert E. Coletti	Director	July 27, 2018

/s/	J. Michael Hansen J. Michael Hansen	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	July 27, 2018

Cintas Corporation
Schedule II — Valuation and Qualifying Accounts and Reserves

(In thousands)	Balance at Beginning of Year	Additions (1)	Deductions (2)	Balance at End of Year

Allowance for Doubtful Accounts
May 31, 2016	$15,497	$8,274	$4,668	$19,103
May 31, 2017	$19,103	$6,446	$5,024	$20,525
May 31, 2018	$20,525	$13,358	$373	$33,510

Reserve for Obsolete Inventory
May 31, 2016	$30,531	$5,195	$3,010	$32,716
May 31, 2017	$32,716	$10,049	$4,460	$38,305
May 31, 2018	$38,305	$1,335	$2,597	$37,043

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