Form 10-Q
period 2018-08-31
CINTAS CORP
filed 2018-10-05
CIK 723254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2018
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
Yes   ✓   No  _

Indicate by checkmark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes   ✓   No   _

Indicate by checkmark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.  (Check one):
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

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes      No     ✓

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding September 30, 2018
Common Stock, no par value	106,895,748

CINTAS CORPORATION

Part I.  Financial Information

CINTAS CORPORATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
(In thousands except per share data)

	Three Months Ended
	August 31, 2018	August 31, 2017
Revenue:
Uniform rental and facility services	$1,374,938	$1,311,784
Other	323,037	299,719
Total revenue	1,697,975	1,611,503

Costs and expenses:
Cost of uniform rental and facility services	746,453	706,863
Cost of other	176,810	165,287
Selling and administrative expenses	504,634	486,283
G&K Services, Inc. integration expenses	4,850	3,971

Operating income	265,228	249,099

Interest income	(496)	(297)
Interest expense	24,304	30,317

Income before income taxes	241,420	219,079
Income taxes	28,873	57,971
Income from continuing operations	212,547	161,108
(Loss) income from discontinued operations, net of tax benefit of $10 and tax expense of $41,727, respectively	(32)	56,103
Net income	$212,515	$217,211

Basic earnings per share:
Continuing operations	$1.96	$1.50
Discontinued operations	0.00	0.52
Basic earnings per share	$1.96	$2.02

Diluted earnings per share:
Continuing operations	$1.89	$1.45
Discontinued operations	0.00	0.51
Diluted earnings per share	$1.89	$1.96

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended
	August 31, 2018	August 31, 2017

Net income	$212,515	$217,211

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(3,019)	35,184
Change in fair value of interest rate lock agreements	(3,168)	—
Amortization of interest rate lock agreements	(295)	(172)
Change in fair value of available-for-sale securities	—	20

Other comprehensive (loss) income	(6,482)	35,032

Comprehensive income	$206,033	$252,243

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands except share data)

	August 31, 2018	May 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$118,356	$138,724
Accounts receivable, net	838,192	804,583
Inventories, net	303,770	280,347
Uniforms and other rental items in service	724,708	702,261
Income taxes, current	6,878	19,634
Prepaid expenses and other current assets	112,474	32,383
Total current assets	2,104,378	1,977,932

Property and equipment, net	1,394,634	1,382,730

Investments	180,262	175,581
Goodwill	2,850,082	2,846,888
Service contracts, net	535,865	545,768
Other assets, net	221,983	29,315
	$7,287,204	$6,958,214

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$214,011	$215,074
Accrued compensation and related liabilities	84,308	140,654
Accrued liabilities	380,775	420,129
Total current liabilities	679,094	775,857

Long-term liabilities:
Debt due after one year	2,535,859	2,535,309
Deferred income taxes	424,344	352,581
Accrued liabilities	301,939	277,941
Total long-term liabilities	3,262,142	3,165,831

Shareholders’ equity:
Preferred stock, no par value:	—	—
100,000 shares authorized, none outstanding
Common stock, no par value:	796,988	618,464
425,000,000 shares authorized
FY 2019: 184,055,883 shares issued and 106,969,908 shares outstanding
FY 2018: 182,723,471 shares issued and 106,326,383 shares outstanding
Paid-in capital	140,371	245,211
Retained earnings	6,239,535	5,837,827
Treasury stock:	(3,840,787)	(3,701,319)
FY 2019: 77,085,975 shares
FY 2018: 76,397,088 shares
Accumulated other comprehensive income	9,861	16,343
Total shareholders’ equity	3,345,968	3,016,526
	$7,287,204	$6,958,214

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	August 31, 2018	August 31, 2017
Cash flows from operating activities:
Net income	$212,515	$217,211
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	52,745	53,568
Amortization of intangible assets and capitalized contract costs	33,550	14,941
Stock-based compensation	46,172	28,630
Gain on sale of business	—	(100,269)
Deferred income taxes	9,022	24,938
Change in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(15,051)	8,955
Inventories, net	(34,629)	(5,827)
Uniforms and other rental items in service	(23,019)	(13,058)
Prepaid expenses and other current assets and other assets, net	(46,930)	(16,011)
Accounts payable	(329)	17,684
Accrued compensation and related liabilities	(56,186)	(30,306)
Accrued liabilities and other	(27,556)	(16,218)
Income taxes, current	12,681	70,128
Net cash provided by operating activities	162,985	254,366

Cash flows from investing activities:
Capital expenditures	(64,528)	(62,517)
Proceeds from redemption of marketable securities	1,558	65,256
Purchase of marketable securities and investments	—	(58,022)
Proceeds from sale of business	—	128,511
Acquisitions of businesses, net of cash acquired	(7,613)	(302)
Other, net	(202)	(304)
Net cash (used in) provided by investing activities	(70,785)	72,622

Cash flows from financing activities:
Payments of commercial paper, net	—	(43,000)
Repayment of debt	—	(250,000)
Proceeds from exercise of stock-based compensation awards	27,512	17,256
Repurchase of common stock	(139,468)	(35,040)
Other, net	(552)	(649)
Net cash used in financing activities	(112,508)	(311,433)

Effect of exchange rate changes on cash and cash equivalents	(60)	6,593

Net (decrease) increase in cash and cash equivalents	(20,368)	22,148

Cash and cash equivalents at beginning of period	138,724	169,266

Cash and cash equivalents at end of period	$118,356	$191,414

See accompanying notes.

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.    Basis of Presentation

The consolidated condensed financial statements of Cintas Corporation (Cintas, the Company, we, us or our) included herein have been prepared by Cintas, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. While we believe that the disclosures are adequately presented, we suggest that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2018. A summary of our significant accounting policies is presented beginning on page 39 of that report. There have been no material changes in the accounting policies followed by Cintas during the current fiscal year other than the adoption of new accounting pronouncements discussed below.

Interim results are subject to variations and are not necessarily indicative of the results of operations for a full fiscal year. In the opinion of management, adjustments (which include only normal recurring adjustments) necessary for a fair statement of the consolidated results of the interim periods shown have been made.

On March 21, 2017, Cintas completed the acquisition of G&K Services, Inc. (G&K) for consideration of approximately $2.1 billion. G&K is now a wholly-owned subsidiary of Cintas that operates within the Uniform Rental and Facility Services operating segment. To finance the G&K acquisition, Cintas used a combination of new senior notes, a term loan, other borrowings under its existing credit facility (see Note 7 entitled Debt, Derivatives and Hedging Activities for additional discussion related to debt obligations) and cash on hand. G&K's results of operations are included in Cintas' consolidated financial statements as of and from the date of acquisition.

During the three months ended August 31, 2017, Cintas sold a significant business, referred to as "Discontinued Services," and as a result, its operations are classified as discontinued operations for all periods presented. See Note 12 entitled Discontinued Operations for more information.

Inventories, net are measured at the lower of cost (first-in, first-out) or net realizable value. Inventory is comprised of the following amounts at:

(In thousands)	August 31, 2018	May 31, 2018

Raw materials	$17,220	$17,042
Work in process	31,840	27,350
Finished goods	254,710	235,955
	$303,770	$280,347
Inventories are recorded net of reserves for obsolete inventory of $31.2 million and $37.0 million at August 31, 2018 and May 31, 2018, respectively.

New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2014-09, "Revenue from Contracts with Customers (Topic 606)," to clarify revenue recognition principles. This guidance is intended to improve disclosure requirements and enhance the comparability of revenue recognition practices. Improved disclosures under the amended guidance relate to the nature, amount, timing and uncertainty of revenue that is recognized from contracts with customers. We adopted ASU 2014-09, and all the related amendments, effective June 1, 2018 using the modified retrospective method. ASU 2014-09 requires a company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Upon adoption of ASU 2014-09, we recorded an adjustment to the opening balance of retained earnings as of June 1, 2018. The adjustment to retained earnings primarily relates to the capitalization of certain direct and incremental contract costs required by the new guidance. Capitalized costs are amortized ratably over the anticipated period of benefit. We applied ASU 2014-09 only to contracts that were not completed prior to fiscal 2019. Results for reporting periods beginning after May 31, 2018 are presented under ASU 2014-09, while comparative prior period amounts have not been restated and continue to be presented under accounting standards in effect in those periods.
There were two implementation adjustments upon adoption of ASU 2014-09: (1) capitalization of certain direct and incremental contract costs and (2) the timing of revenue recognition for certain contracts with customers that create an asset with no alternative use to the Company and an enforceable right of payment from the customer upon termination. Adoption of ASU 2014-09 impacted the Company's previously reported results as of May 31, 2018 as follows:
Capitalization of Contract Costs. The Company has elected to apply the guidance, as a practical expedient, to a portfolio of contracts (or performance obligations) with similar characteristics because the Company reasonably expects that the effects on the consolidated condensed financial statements of applying this guidance to the portfolio would not differ materially from applying this guidance to the individual contracts within the portfolio. The Company also continues to expense certain costs to obtain a contract if those costs do not meet the criteria of the new standard or the amortization period of the asset would have been one year or less.
Assets With No Alternative Use. For our Uniform Direct Sale business, our revenue, prior to the adoption of ASU 2014-09, was primarily generated from the sale of finished products to customers as products are shipped and title passes to the customers. For certain contracts with customers, the Company creates an asset with no alternative use to the Company, and the Company has an enforceable right to payment for performance completed to date. For these contracts, we have moved from a point-in-time model to an over-time model in which our measure of progress is finished goods with no alternative use in accordance with the provisions of ASU 2014-09. We expect ASU 2014-09 will have no cash impact and will not affect the economics of our underlying customer contracts.

		Impacts of Adopting ASU 2014-09
(In thousands)	May 31, 2018	Capitalization of Contract Costs	Assets With No Alternative Use	June 1, 2018

ASSETS
Accounts receivable, net	$804,583	$—	$13,426	$818,009
Inventories, net	280,347	—	(11,265)	269,082
Prepaid expenses and other current assets	32,383	63,463	—	95,846
Total current assets	1,977,932	63,463	2,161	2,043,556

Other assets, net	29,315	187,503	—	216,818

Total assets	$6,958,214	$250,966	$2,161	$7,211,341

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deferred income taxes	$352,581	$63,389	$546	$416,516
Total long-term liabilities	3,165,831	63,389	546	3,229,766

Retained earnings	5,837,827	187,577	1,615	6,027,019
Total shareholders' equity	3,016,526	187,577	1,615	3,205,718

Total liabilities and shareholders' equity	$6,958,214	$250,966	$2,161	$7,211,341

The impacts of adopting ASU 2014-09 on our fiscal 2019 consolidated condensed financial statements are presented in the following tables:

	Three Months Ended August 31, 2018
Consolidated Condensed Statement of Income (In thousands)	As Reported	Under Historical Guidance	Impact of Adopting ASU 2014-09

Revenue:
Uniform rental and facility services	$1,374,938	$1,375,833	$(895)
Other	323,037	322,660	377
Total revenue	1,697,975	1,698,493	(518)

Costs and expenses:
Cost of other	176,810	176,404	406
Selling and administrative expenses	504,634	511,674	(7,040)
Operating income	265,228	259,112	6,116

Income before income taxes	241,420	235,304	6,116
Income taxes	28,873	27,328	1,545
Income from continuing operations	212,547	207,976	4,571
Net income	$212,515	$207,944	$4,571

Diluted earnings per share	$1.89	$1.85	$0.04

	Balance at August 31, 2018
Consolidated Condensed Balance Sheet (In thousands)	As Reported	Under Historical Guidance	Impact of Adopting ASU 2014-09

ASSETS
Accounts receivable, net	$838,192	$824,328	$13,864
Inventories, net	303,770	315,388	(11,618)
Income taxes, current	6,878	6,114	764
Prepaid expenses and other current assets	112,474	47,139	65,335
Total current assets	2,104,378	2,036,033	68,345

Other assets, net	221,983	30,321	191,662

Total assets	$7,287,204	$7,027,197	$260.007

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deferred income taxes	$424,344	$358,188	$66,156
Total long-term liabilities	3,262,142	3,195,986	66,156

Retained earnings	6,239,535	6,045,684	193,851
Total shareholders' equity	3,345,968	3,152,117	193,851

Total liabilities and shareholders' equity	$7,287,204	$7,027,197	$260,007

The adoption of ASU 2014-09 had no impact to the Company's fiscal 2019 operating cash flow, and the only impact of the adoption on our fiscal 2019 consolidated condensed statement of comprehensive income was the impact to net income as presented in the table above.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. Topic 842 supersedes the previous leases standard, Accounting Standards Codification (ASC) 840, "Leases." This guidance is effective for reporting periods beginning after December 15, 2018, however, early adoption is permitted. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Cintas will adopt this ASU on June 1, 2019 and is implementing new lease systems in connection with the adoption. The Company is also evaluating the impact that ASU 2016-02 will have on its consolidated condensed financial statements. We currently expect the adoption of this standard to result in a material increase to the assets and liabilities on the consolidated balance sheets, but we do not expect a material impact on the consolidated statements of income or consolidated statements of cash flows.
In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 makes eight targeted changes to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company’s adoption of this standard on January 1, 2018 did not have a material impact on its consolidated condensed statements of cash flows.
In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminates the two-step process that required identification of potential impairment and a separate measure of the actual impairment. Goodwill impairment charges, if any, would be determined by the difference between a reporting unit's carrying value and its fair value (impairment loss is limited to the carrying value). This standard is effective for annual or any interim goodwill impairment tests beginning after December 15, 2019. The adoption of this standard is not expected to have an impact on the consolidated condensed financial statements.
In February 2018, the FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." ASU 2018-02 allows entities to elect to reclassify the income tax effects resulting from the Tax Cuts and Jobs Act (the Tax Act) on items within accumulated other comprehensive income to retained earnings and requires additional related disclosures. This standard is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, however, early adoption is permitted. Cintas is currently evaluating the impact that ASU 2018-02 will have on its consolidated condensed financial statements.
In August 2017, the FASB issued ASU 2017-12, “Targeted Improvements to Accounting for Hedging Activities.” ASU 2017-12 better aligns an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. Among other amendments, the update allows entities to designate the variability in cash flows attributable to changes in a contractually specified component stated in the contract as the hedged risk in a cash flow hedge of a forecasted purchase or sale of a nonfinancial asset. This standard is effective for annual periods beginning after December 15, 2018. We adopted the standard effective as of June 1, 2018, and the effect of adoption of this standard did not have a material impact to our consolidated condensed financial statements.
No other new accounting pronouncement recently issued or newly effective had or is expected to have a material impact on Cintas' consolidated condensed financial statements.

2.    Revenue Recognition
The following table presents Cintas' total revenue disaggregated by service type:

	Three Months Ended
	August 31, 2018		August 31, 2017
(In thousands)	Revenue	%	Revenue	%

Uniform Rental and Facility Services	$1,374,938	81.0%	$1,311,784	81.4%
First Aid and Safety Services	153,417	9.0%	140,582	8.7%
Fire Protection Services	98,109	5.8%	86,547	5.4%
Uniform Direct Sales	71,511	4.2%	72,590	4.5%
Total Revenue	$1,697,975	100.0%	$1,611,503	100.0%

For the three months ended August 31, 2018, the percentage of revenue recognized over time as the services are performed was 95.9% of Uniform Rental and Facility Services revenue, 90.8% of First Aid and Safety Services revenue and 100% of Fire Protection Services revenue. During that same period, the Uniform Direct Sales business unit recognized 94.7% of revenue at a point in time, which generally occurs when the goods are transferred to the customer. Fire Protection Services and Uniform Direct Sales are recorded within the All Other reportable segment disclosed in Note 11 entitled Segment Information.
Revenue Recognition Policy
More than 95% of the Company's revenues are derived from fees for route servicing of Uniform Rental and Facility Services, First Aid and Safety Services and Fire Protection Services, performed by a Cintas employee-partner, at the customer's location of business. Revenues from our route servicing customer contracts represent a single-performance obligation. The Company recognizes these revenues over time as services are performed based on the nature of services provided and contractual rates (input method). The Company's remaining revenues, primarily within the Uniform Direct Sales operating segment, and representing less than 5% of the Company's total revenues, are recognized when the obligations under the terms of a contract with a customer are satisfied. This generally occurs when the goods are transferred to the customer.
Certain of our customer contracts, primarily within our Uniform Direct Sales business, include pricing terms and conditions that include components of variable consideration. The variable consideration is typically in the form of consideration paid to a customer based on performance metrics specified within the contract. Specifically, some contracts contain discounts or rebates that the customer can earn through the achievement of specified volume levels. Each component of variable consideration is earned based on the Company's actual performance during the measurement period specified within the contract. To determine the transaction price, the Company estimates the variable consideration using the most likely amount method, based on the specific contract provisions and known performance results during the relevant measurement period. When determining if variable consideration should be constrained, the Company considers whether factors outside its control could result in a significant reversal of revenue. In making these assessments, the Company considers the likelihood and magnitude of a potential reversal. The Company's performance period generally corresponds with the monthly invoice period. No constraints on our revenue recognition were applied during the three months ended August 31, 2018. The Company reassesses these estimates during each reporting period. Cintas maintains a liability for these discounts and rebates within accrued liabilities on the consolidated condensed balance sheets. Variable consideration also includes consideration paid to a customer at the beginning of a contract. Cintas capitalizes this consideration and amortizes it over the life of the contract as a reduction to revenue in accordance with ASC 606. These assets are included in Other Assets, net on the balance sheet.
Additionally, in accordance with ASC 606, certain Uniform Direct Sales customer contracts contain a provision with an enforceable right of payment and the underlying product has no alternative use to Cintas. Consequently, when both aforementioned provisions are prevalent in a customer contract, the revenue is recorded for finished goods that the customer is obligated to purchase under the termination terms of the contract.
Costs to Obtain a Contract
The Company capitalizes commission expenses paid to our employee-partners when the commissions are deemed to be incremental for obtaining the route servicing customer contract. The deferred commissions are amortized on a straight-line basis over the expected period of benefit. We review the deferred commission balances for impairment on an ongoing basis. Deferred commissions are classified as current or noncurrent based on the timing of when we expect to recognize the expense. The current portion is included in prepaid expenses and other current assets and the noncurrent portion is included in other assets, net on the Company's consolidated condensed balance sheets. As of August 31, 2018, the current and noncurrent assets related to deferred commissions totaled $65.3 million and $194.4 million, respectively. During the three months ended August 31, 2018, we recorded $17.1 million of amortization expense related to deferred commissions. This expense is classified in selling and administrative expense on the consolidated condensed statements of income.

3.    Fair Value Measurements

All financial instruments that are measured at fair value on a recurring basis have been classified within the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the consolidated condensed balance sheet date. These financial instruments measured at fair value on a recurring basis are summarized below:

	As of August 31, 2018
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$118,356	$—	$—	$118,356
Total assets at fair value	$118,356	$—	$—	$118,356

Accrued liabilities:
Interest rate lock agreements	$—	$4,169	$—	$4,169
Total liabilities at fair value	$—	$4,169	$—	$4,169

	As of May 31, 2018
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$138,724	$—	$—	$138,724
Total assets at fair value	$138,724	$—	$—	$138,724
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
As of August 31, 2018, current accrued liabilities included interest rate lock agreements. The fair values of Cintas' interest rate lock agreements are based on similar exchange traded derivatives (market approach) and are, therefore, included within Level 2 of the fair value hierarchy. The fair value was determined by comparing the locked rates against the benchmarked treasury rate.
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

4.    Investments

Investments at August 31, 2018 of $180.3 million include the cash surrender value of insurance policies of $160.2 million, equity method investments of $14.9 million and cost method investments of $5.2 million. Investments at May 31, 2018 of $175.6 million include the cash surrender value of insurance policies of $154.0 million, equity method investments of $16.4 million and cost method investments of $5.2 million. Investments are generally evaluated for impairment on an annual basis or when indicators of impairment exist. For the three months ended August 31, 2018 and 2017, no impairment losses were recorded. Subsequent to August 31, 2018, Cintas reached an agreement to sell a cost method investment to a third party. The anticipated gain on the sale will be recorded upon consummation of the sale.

5.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations using the two-class method for amounts attributable to Cintas’ common shares:

	Three Months Ended
Basic Earnings per Share from Continuing Operations (in thousands except per share data)	August 31, 2018	August 31, 2017

Income from continuing operations	$212,547	$161,108
Less: income from continuing operations allocated to participating securities	2,945	3,187
Income from continuing operations available to common shareholders	$209,602	$157,921
Basic weighted average common shares outstanding	106,835	105,740

Basic earnings per share from continuing operations	$1.96	$1.50

	Three Months Ended
Diluted Earnings per Share from Continuing Operations (in thousands except per share data)	August 31, 2018	August 31, 2017

Income from continuing operations	$212,547	$161,108
Less: income from continuing operations allocated to participating securities	2,945	3,187
Income from continuing operations available to common shareholders	$209,602	$157,921
Basic weighted average common shares outstanding	106,835	105,740
Effect of dilutive securities – employee stock options	3,813	2,797
Diluted weighted average common shares outstanding	110,648	108,537

Diluted earnings per share from continuing operations	$1.89	$1.45

For the three months ended August 31, 2018, both basic and diluted earnings per share from discontinued operations were $0.00. Basic and diluted earnings per share from discontinued operations were $0.52 and $0.51, respectively, for the three months ended August 31, 2017.
For the three months ended August 31, 2018 and 2017, options granted to purchase 0.3 million and 0.6 million shares of Cintas common stock, respectively, were excluded from the computation of diluted earnings per share. The exercise prices of these options were greater than the average market price of the common stock (anti-dilutive).
On August 2, 2016, Cintas announced that the Board of Directors authorized a $500.0 million share buyback program, which does not have an expiration date. For the three months ended August 31, 2018, we purchased 0.4 million shares of Cintas common stock at an average price of $200.97 per share for a total purchase price of $78.5 million. In the period subsequent to August 31, 2018 through October 5, 2018, we purchased 0.8 million shares of Cintas common stock at an average price of $198.35 for a total purchase price of $156.3 million. From the inception of the August 2, 2016 share buyback program through October 5, 2018, Cintas has purchased a total of 1.7 million shares of Cintas common stock at an average price of $191.36 for a total purchase price of $324.7 million.
For the three months ended August 31, 2018, Cintas acquired 0.3 million shares of Cintas common stock for employee payroll taxes due on restricted stock awards that vested during the three months ended August 31, 2018. These shares were acquired at an average price of $204.39 per share for a total purchase price of $61.0 million.

6.    Goodwill, Service Contracts and Other Assets

Changes in the carrying amount of goodwill and service contracts for the three months ended August 31, 2018, by reportable operating segment and All Other, are as follows:

Goodwill (in thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Total

Balance as of June 1, 2018	$2,505,476	$244,279	$97,133	$2,846,888
Goodwill acquired	—	—	4,964	4,964
Foreign currency translation	(1,631)	(129)	(10)	(1,770)
Balance as of August 31, 2018	$2,503,845	$244,150	$102,087	$2,850,082

Service Contracts (in thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Total

Balance as of June 1, 2018	$492,067	$27,294	$26,407	$545,768
Service contracts acquired	—	13	4,620	4,633
Service contracts amortization	(11,729)	(963)	(1,334)	(14,026)
Foreign currency translation	(497)	(13)	—	(510)
Balance as of August 31, 2018	$479,841	$26,331	$29,693	$535,865

Information regarding Cintas’ service contracts and other assets is as follows:

	As of August 31, 2018
(In thousands)	Carrying Amount	Accumulated Amortization	Net

Service contracts	$928,920	$393,055	$535,865

Capitalized contract costs (1)	$276,873	$17,126	$259,747
Noncompete and consulting agreements	42,062	40,048	2,014
Other	38,525	12,969	25,556
Total other assets	$357,460	$70,143	$287,317
(1) The current portion of capitalized contract costs, included in prepaid expenses and other current assets on the consolidated condensed balance sheet as of August 31, 2018, is $65.3 million.

	As of May 31, 2018
(In thousands)	Carrying Amount	Accumulated Amortization	Net

Service contracts	$924,978	$379,210	$545,768

Noncompete and consulting agreements	$41,710	$39,877	$1,833
Other	38,787	11,305	27,482
Total other assets	$80,497	$51,182	$29,315

Amortization expense for service contracts and other assets for continuing operations was $33.0 million and $14.1 million for the three months ended August 31, 2018 and 2017, respectively. Estimated amortization expense for service contracts and other assets, excluding any future acquisitions and commissions to be earned, for each of the next five full fiscal years and thereafter is $131.6 million, $121.1 million, $106.1 million, $94.3 million, $76.3 million and $313.7 million, respectively.

7.    Debt, Derivatives and Hedging Activities

Cintas' outstanding debt is summarized as follows:

(In thousands)	Interest Rate	Fiscal Year Issued	Fiscal Year Maturity	August 31, 2018	May 31, 2018

Debt due after one year
Senior notes	4.30%	2012	2022	$250,000	$250,000
Senior notes	2.90%	2017	2022	650,000	650,000
Senior notes	3.25%	2013	2023	300,000	300,000
Senior notes (1)	2.78%	2013	2023	52,011	52,119
Senior notes (2)	3.11%	2015	2025	52,224	52,309
Senior notes	3.70%	2017	2027	1,000,000	1,000,000
Senior notes	6.15%	2007	2037	250,000	250,000
Debt issuance costs				(18,376)	(19,119)
Total debt due after one year				$2,535,859	$2,535,309

(1) Cintas assumed these senior notes with the acquisition of G&K in the fourth quarter of fiscal 2017, and they were recorded at fair value. The interest rate shown above is the effective interest rate. The principal amount of these notes is $50.0 million with a stated interest rate of 3.73%.
(2) Cintas assumed these senior notes with the acquisition of G&K in the fourth quarter of fiscal 2017, and they were recorded at fair value. The interest rate shown above is the effective interest rate. The principal amount of these notes is $50.0 million with a stated interest rate of 3.88%.

Cintas' senior notes, excluding the G&K senior notes assumed with the acquisition of G&K in fiscal 2017, are recorded at cost, net of debt issuance costs. The fair value of the long-term debt is estimated using Level 2 inputs based on general market prices. The carrying value and fair value of Cintas' debt as of August 31, 2018 were $2,550.0 million and $2,585.0 million, respectively, and as of May 31, 2018 were $2,550.0 million and $2,582.0 million, respectively.
The credit agreement that supports our commercial paper program was amended on September 16, 2016. The amendment increased the capacity of the revolving credit facility from $450.0 million to $600.0 million and added a $250.0 million term loan facility. The credit agreement has an accordion feature that provides Cintas the ability to request increases to the borrowing commitments under either the revolving credit facility or a new term loan of up to $250.0 million in the aggregate, subject to customary conditions. The maturity date of the credit agreement is September 15, 2021. As of August 31, 2018 and May 31, 2018, there was no commercial paper outstanding and no borrowings on our revolving credit facility.
Cintas uses interest rate locks to manage our overall interest expense as interest rate locks effectively change the interest rate of specific debt issuances. The interest rate locks are entered into to protect against unfavorable movements in the benchmark treasury rate related to forecasted debt issuances. Cintas used interest rate lock agreements to hedge against movements in the treasury rates at the time Cintas issued its senior notes in fiscal 2007, fiscal 2012, fiscal 2013 and fiscal 2017. The amortization of the cash flow hedges resulted in a decrease to other comprehensive income of $0.3 million and $0.2 million for the three months ended August 31, 2018 and 2017, respectively. During the quarter ended August 31, 2018, Cintas entered into interest rate lock agreements with a notional value of $500.0 million for a forecasted debt issuance. As of August 31, 2018, the fair value of these interest rate locks was a liability of $4.2 million recorded in current liabilities and in other comprehensive income, net of tax. The interest rate locks had no impact on net income or cash flows from continuing operations for the three months ended August 31, 2018.
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

8.    Income Taxes

In the normal course of business, Cintas provides for uncertain tax positions and the related interest and adjusts its unrecognized tax benefits and accrued interest accordingly. As of August 31, 2018 and May 31, 2018, recorded unrecognized tax benefits were $28.0 million and $26.9 million, respectively, and are included in long-term accrued liabilities on the consolidated condensed balance sheet.
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
All U.S. federal income tax returns are closed to audit through fiscal 2014. Cintas is currently in various audits in certain foreign jurisdictions and certain domestic states. The years under foreign and domestic state audits cover fiscal years back to 2013. Based on the resolution of the various audits and other potential regulatory developments, it is reasonably possible that the balance of unrecognized tax benefits would not change for the fiscal year ending May 31, 2019.
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
In acknowledgment of the substantial changes incorporated in the Tax Act, and with the timing of the enactment being just weeks before the majority of the provisions became effective, the SEC staff issued Staff Accounting Bulletin (SAB) 118 to provide certain guidance in determining the accounting for income tax effects of the legislation in the accounting period of enactment as well as provide a measurement period within which to finalize and reflect such final effects associated with the Tax Act. During the three months ended August 31, 2018, Cintas recorded an adjustment to the provisional transition tax, net of foreign tax credits, of $3.3 million. Cintas is still revising the transition tax calculation, and this amount is subject to change based on computation of the final fiscal 2018 earnings and profit and the amounts held in cash and cash equivalents at the end of fiscal 2018. Cintas also analyzed the impact of the new provisions under the Tax Act surrounding executive compensation, the foreign derived intangible income deduction and global intangible low-taxed income and determined that the impact was immaterial for the quarter ended August 31, 2018.
Cintas’ effective tax rate for continuing operations was 12.0% and 26.5% for the three months ended August 31, 2018 and 2017, respectively. The effective tax rate for both periods was largely impacted by certain discrete items (primarily the tax accounting for stock-based compensation). The three month period ended August 31, 2018 was also impacted by the reduced U.S. corporate tax rate as a result of the enactment of the Tax Act.

9.    Pension Plans

In conjunction with the acquisition of G&K in fiscal 2017, Cintas assumed G&K's noncontributory frozen defined benefit pension plan (the Pension Plan) that covers substantially all G&K employees who were employed as of July 1, 2005, except certain employees who were covered by union-administered plans. Benefits are based on the number of years of service and each employee’s compensation near retirement. We will make annual contributions to the Pension Plan consistent with federal funding requirements. The Pension Plan was frozen by G&K effective December 31, 2006. Future growth in benefits will not occur beyond this date. Applicable accounting standards require that the consolidated condensed balance sheet reflect the funded status of the Pension Plan. The funded status of the Pension Plan is measured as the difference between the plan assets at fair value and the projected benefit obligation. The net pension liability is included in long-term accrued liabilities on the consolidated condensed balance sheets. Unrecognized differences between actual amounts and estimates based on actuarial assumptions are included in accumulated other comprehensive income in our consolidated condensed balance sheets. The difference between actual amounts and estimates based on actuarial assumptions are recognized in other comprehensive income in the period in which they occur. The Pension Plan assumptions are evaluated annually and are updated as deemed necessary.
The components of net periodic pension cost recognized in other comprehensive income for the Pension Plan are as follows:

	Three Months Ended
(In thousands)	August 31, 2018	August 31, 2017

Interest cost	$781	$711
Expected return on assets	(721)	(716)
Total net periodic pension cost (benefit)	$60	$(5)

10.    Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss), net of tax:

(In thousands)	Foreign Currency	Unrealized Income on Interest Rate Hedges	Other	Total

Balance at June 1, 2018	$6,550	$10,449	$(656)	$16,343
Other comprehensive loss before reclassifications	(3,019)	(3,168)	—	(6,187)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(295)	—	(295)
Net current period other comprehensive loss	(3,019)	(3,463)	—	(6,482)
Balance at August 31, 2018	$3,531	$6,986	$(656)	$9,861

(In thousands)	Foreign Currency	Unrealized Income on Interest Rate Hedges	Other	Total

Balance at June 1, 2017	$(12,726)	$11,382	$(1,685)	$(3,029)
Other comprehensive income before reclassifications	35,184	—	20	35,204
Amounts reclassified from accumulated other comprehensive income (loss)	—	(172)	—	(172)
Net current period other comprehensive income (loss)	35,184	(172)	20	35,032
Balance at August 31, 2017	$22,458	$11,210	$(1,665)	$32,003

The following table summarizes the reclassifications out of accumulated other comprehensive income (loss):

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line in the Consolidated Condensed Statements of Income

	Three Months Ended
(In thousands)	August 31, 2018	August 31, 2017

Amortization of interest rate locks	$474	$278	Interest expense
Tax expense	(179)	(106)	Income taxes
Amortization of interest rate locks, net of tax	$295	$172	Net income

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
Cintas evaluates the performance of each operating segment based on several factors of which the primary financial measures are operating segment revenue and income before income taxes. The accounting policies of the operating segments are the same as those described in Note 1 entitled Basis of Presentation. Information related to the operations of Cintas’ operating segments is set forth below:

(In thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Corporate (1)	Total

As of and for the three months ended August 31, 2018
Revenue	$1,374,938	$153,417	$169,620	$—	$1,697,975
Income (loss) before income taxes	$231,534	$21,983	$11,711	$(23,808)	$241,420
Total assets	$6,298,849	$486,965	$383,034	$118,356	$7,287,204

As of and for the three months ended August 31, 2017
Revenue	$1,311,784	$140,582	$159,137	$—	$1,611,503
Income (loss) before income taxes	$218,910	$19,411	$10,778	$(30,020)	$219,079
Total assets	$5,844,718	$456,391	$337,457	$213,040	$6,851,606
(1) Corporate assets include cash and marketable securities in all periods.

12.    Discontinued Operations

During the three months ended August 31, 2017, Cintas sold a significant business referred to as Discontinued Services and received proceeds from the sale of $128.5 million. The results of Discontinued Services are included in discontinued operations for all periods presented. In accordance with the applicable accounting guidance for the disposal of long-lived assets and discontinued operations, the results of Discontinued Services have been excluded from both continuing operations and operating segment results for all periods presented.
Following is selected financial information included in net (loss) income from discontinued operations for Discontinued Services:

	Three Months Ended
(In thousands)	August 31, 2018	August 31, 2017

Revenue	$—	$10,773

Loss before income taxes	(42)	(2,439)
Income tax benefit	10	902
Gain on sale of business	—	100,269
Income tax expense on net gain	—	(42,629)
Net (loss) income from discontinued operations	$(32)	$56,103

13.     G&K Services, Inc. Integration Expenses

As a result of the acquisition of G&K in fiscal 2017, the Company incurred $4.9 million and $4.0 million in expenses during the three months ended August 31, 2018 and 2017, respectively. The $4.9 million of costs incurred in the three months ended August 31, 2018 related to integration expenses directly related to the acquisition, primarily comprised of facility closure expenses. During the three months ended August 31, 2017, the costs incurred related to $3.0 million of integration expenses directly related to the acquisition and $1.0 million of employee termination expenses recognized under ASC Topic 712, "Compensation - Nonretirement Postemployment Benefits."
As of August 31, 2018 and May 31, 2018, employee termination benefits included in accrued compensation and related liabilities on the consolidated condensed balance sheet was $6.7 million and $9.1 million, respectively. The amount of employee termination benefits paid during the three months ended August 31, 2018 was $2.4 million. We anticipate the remaining accrued employee termination benefits will be paid over the remainder of fiscal 2019.

14.    Supplemental Guarantor Information

Cintas Corporation No. 2 (Corp. 2) is the indirectly, wholly-owned principal operating subsidiary of Cintas. Corp. 2 is the issuer of the $2,550.0 million aggregate principal amount of senior notes outstanding as of August 31, 2018, which are unconditionally guaranteed, jointly and severally, by Cintas Corporation and certain wholly-owned, direct and indirect domestic subsidiaries.
As allowed by SEC rules, the following consolidating condensed financial statements are provided as an alternative to filing separate financial statements of the guarantors. Each of the subsidiaries presented in the following consolidating condensed financial statements has been fully consolidated in Cintas’ consolidated condensed financial statements. The following consolidating condensed financial statements should be read in conjunction with the consolidated condensed financial statements of Cintas and notes thereto of which this note is an integral part. During fiscal 2018, the Company sold Discontinued Services (see Note 12) previously included in Cintas Corporation and Corp. 2. The sale of Discontinued Services has been reflected as discontinued operations as of the beginning of the earliest period presented herein. Consolidating condensed financial statements for Cintas, Corp. 2, the subsidiary guarantors and non-guarantors are presented on the following pages:

Consolidating Condensed Income Statement
Three Months Ended August 31, 2018
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Uniform rental and facility services	$—	$1,139,129	$183,163	$99,683	$(47,037)	$1,374,938
Other	—	491,290	43	24,332	(192,628)	323,037
Equity in net income of affiliates	212,547	—	—	—	(212,547)	—
Total revenue	212,547	1,630,419	183,206	124,015	(452,212)	1,697,975

Costs and expenses (income):
Cost of uniform rental and facility services	—	643,741	109,550	64,013	(70,851)	746,453
Cost of other	—	341,333	(22,029)	18,142	(160,636)	176,810
Selling and administrative expenses	—	544,910	(64,621)	34,363	(10,018)	504,634
G&K Services, Inc. integration expenses	—	2,676	1,863	311	—	4,850
Operating income	212,547	97,759	158,443	7,186	(210,707)	265,228

Interest income	—	(209)	(272)	(16)	1	(496)
Interest expense (income)	—	24,661	(362)	5	—	24,304

Income before income taxes	212,547	73,307	159,077	7,197	(210,708)	241,420
Income taxes	—	10,663	16,044	2,187	(21)	28,873
Income from continuing operations	212,547	62,644	143,033	5,010	(210,687)	212,547

Loss from discontinued operations, net of tax	(32)	(32)	—	—	32	(32)

Net income	$212,515	$62,612	$143,033	$5,010	$(210,655)	$212,515

Consolidating Condensed Income Statement
Three Months Ended August 31, 2017
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Uniform rental and facility services	$—	$1,099,869	$164,895	$96,595	$(49,575)	$1,311,784
Other	—	427,302	307	20,308	(148,198)	299,719
Equity in net income of affiliates	161,108	—	—	—	(161,108)	—
Total revenue	161,108	1,527,171	165,202	116,903	(358,881)	1,611,503

Costs and expenses (income):
Cost of uniform rental and facility services	—	622,148	99,019	60,517	(74,821)	706,863
Cost of other	—	288,919	(19,669)	14,735	(118,698)	165,287
Selling and administrative expenses	—	510,955	(47,538)	29,906	(7,040)	486,283
G&K Services, Inc. integration expenses	—	1,521	2,435	15	—	3,971
Operating income	161,108	103,628	130,955	11,730	(158,322)	249,099

Interest income	—	(31)	(99)	(167)	—	(297)
Interest expense (income)	—	30,561	(139)	(105)	—	30,317

Income before income taxes	161,108	73,098	131,193	12,002	(158,322)	219,079
Income taxes	—	19,570	35,123	3,297	(19)	57,971
Income from continuing operations	161,108	53,528	96,070	8,705	(158,303)	161,108

Income (loss) from discontinued operations, net of tax	56,103	65,002	(8,899)	—	(56,103)	56,103

Net income	$217,211	$118,530	$87,171	$8,705	$(214,406)	$217,211

Consolidating Condensed Statement of Comprehensive Income
Three Months Ended August 31, 2018
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$212,515	$62,612	$143,033	$5,010	$(210,655)	$212,515

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(3,019)	—	—	(3,019)	3,019	(3,019)
Change in fair value of interest rate lock agreements	(3,168)	(3,168)	—	—	3,168	(3,168)
Amortization of interest rate lock agreements	(295)	(295)	—	—	295	(295)

Other comprehensive loss	(6,482)	(3,463)	—	(3,019)	6,482	(6,482)

Comprehensive income	$206,033	$59,149	$143,033	$1,991	$(204,173)	$206,033

Consolidating Condensed Statement of Comprehensive Income
Three Months Ended August 31, 2017
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$217,211	$118,530	$87,171	$8,705	$(214,406)	$217,211

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	35,184	—	—	35,184	(35,184)	35,184
Amortization of interest rate lock agreements	(172)	(172)	—	—	172	(172)
Change in fair value of available-for-sale securities	20	—	—	20	(20)	20

Other comprehensive income (loss)	35,032	(172)	—	35,204	(35,032)	35,032

Comprehensive income	$252,243	$118,358	$87,171	$43,909	$(249,438)	$252,243

Consolidating Condensed Balance Sheet
As of August 31, 2018
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$46,600	$48,565	$23,191	$—	$118,356
Accounts receivable, net	—	652,912	117,386	67,894	—	838,192
Inventories, net	—	251,523	36,144	15,321	782	303,770
Uniforms and other rental items in service	—	595,908	89,399	56,611	(17,210)	724,708
Income taxes, current	—	524	788	5,566	—	6,878
Prepaid expenses and other current assets	—	73,940	37,288	1,246	—	112,474
Total current assets	—	1,621,407	329,570	169,829	(16,428)	2,104,378

Property and equipment, net	—	911,174	372,734	110,726	—	1,394,634

Investments (1)	321,083	3,594,114	956,474	1,718,070	(6,409,479)	180,262
Goodwill	—	—	2,584,732	265,462	(112)	2,850,082
Service contracts, net	—	460,728	—	75,137	—	535,865
Other assets, net	2,559,638	195,144	4,446,682	5,349	(6,984,830)	221,983
	$2,880,721	$6,782,567	$8,690,192	$2,344,573	$(13,410,849)	$7,287,204

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$(465,247)	$(1,688,023)	$2,363,714	$(34,682)	$38,249	$214,011
Accrued compensation and related liabilities	—	62,650	13,896	7,762	—	84,308
Accrued liabilities	—	103,729	258,085	18,961	—	380,775
Total current liabilities	(465,247)	(1,521,644)	2,635,695	(7,959)	38,249	679,094

Long-term liabilities:
Debt due after one year	—	2,535,469	—	390	—	2,535,859
Deferred income taxes	—	284,201	106,684	33,459	—	424,344
Accrued liabilities	—	63,073	222,286	16,580	—	301,939
Total long-term liabilities	—	2,882,743	328,970	50,429	—	3,262,142

Total shareholders’ equity	3,345,968	5,421,468	5,725,527	2,302,103	(13,449,098)	3,345,968
	$2,880,721	$6,782,567	$8,690,192	$2,344,573	$(13,410,849)	$7,287,204

(1) Investments include inter-company investment activity. Corp 2 and Subsidiary Guarantors hold $16.1 million and $164.2 million, respectively, of the $180.3 million consolidated net investments.

Consolidating Condensed Balance Sheet
As of May 31, 2018
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$44,499	$60,310	$33,915	$—	$138,724
Accounts receivable, net	—	620,920	120,767	62,896	—	804,583
Inventories, net	—	225,581	38,844	15,922	—	280,347
Uniforms and other rental items in service	—	585,108	81,494	54,248	(18,589)	702,261
Income taxes, current	—	5,546	9,258	4,830	—	19,634
Prepaid expenses and other current assets	—	9,453	21,688	1,242	—	32,383
Total current assets	—	1,491,107	332,361	173,053	(18,589)	1,977,932

Property and equipment, net	—	900,014	370,186	112,530	—	1,382,730

Investments (1)	321,083	3,595,668	950,239	1,716,070	(6,407,479)	175,581
Goodwill	—	—	2,579,769	267,231	(112)	2,846,888
Service contracts, net	—	468,283	—	77,485	—	545,768
Other assets, net	2,230,196	593	4,381,476	8,656	(6,591,606)	29,315
	$2,551,279	$6,455,665	$8,614,031	$2,355,025	$(13,017,786)	$6,958,214

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$(465,247)	$(1,724,844)	$2,395,434	$(28,216)	$37,947	$215,074
Accrued compensation and related liabilities	—	104,560	24,878	11,216	—	140,654
Accrued liabilities	—	88,949	308,485	22,695	—	420,129
Total current liabilities	(465,247)	(1,531,335)	2,728,797	5,695	37,947	775,857

Long-term liabilities:
Debt due after one year	—	2,534,919	—	390	—	2,535,309
Deferred income taxes	—	215,881	104,559	32,141	—	352,581
Accrued liabilities	—	63,073	198,181	16,687	—	277,941
Total long-term liabilities	—	2,813,873	302,740	49,218	—	3,165,831

Total shareholders’ equity	3,016,526	5,173,127	5,582,494	2,300,112	(13,055,733)	3,016,526
	$2,551,279	$6,455,665	$8,614,031	$2,355,025	$(13,017,786)	$6,958,214

(1) Investments include inter-company investment activity. Corp 2 and Subsidiary Guarantors hold $17.6 million and $158.0 million, respectively, of the $175.6 million consolidated net investments.

Consolidating Condensed Statement of Cash Flows
Three Months Ended August 31, 2018
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated
Cash flows from operating activities:
Net income	$212,515	$62,612	$143,033	$5,010	$(210,655)	$212,515
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	—	33,866	15,427	3,452	—	52,745
Amortization of intangible assets and capitalized contract costs	—	30,156	1,278	2,116	—	33,550
Stock-based compensation	46,172	—	—	—	—	46,172
Deferred income taxes	—	5,388	2,122	1,512	—	9,022
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	—	(12,891)	3,381	(5,541)	—	(15,051)
Inventories, net	—	(37,207)	2,700	660	(782)	(34,629)
Uniforms and other rental items in service	—	(10,800)	(7,904)	(2,936)	(1,379)	(23,019)
Prepaid expenses and other current assets and other assets, net	—	(25,060)	(21,838)	(32)	—	(46,930)
Accounts payable	—	41,784	(37,657)	(4,758)	302	(329)
Accrued compensation and related liabilities	—	(41,910)	(10,982)	(3,294)	—	(56,186)
Accrued liabilities and other	—	2,305	(26,295)	(3,566)	—	(27,556)
Income taxes, current	—	5,022	8,474	(815)	—	12,681
Net cash provided by (used in) operating activities	258,687	53,265	71,739	(8,192)	(212,514)	162,985

Cash flows from investing activities:
Capital expenditures	—	(43,966)	(17,979)	(2,583)	—	(64,528)
Proceeds from redemption of marketable securities and investments	—	1,554	4	—	—	1,558
Acquisitions of businesses	—	(7,613)	—	—	—	(7,613)
Other, net	(146,731)	(4,048)	(65,509)	2,582	213,504	(202)
Net cash used in investing activities	(146,731)	(54,073)	(83,484)	(1)	213,504	(70,785)

Cash flows from financing activities:
Proceeds from exercise of stock-based compensation awards	27,512	—	—	—	—	27,512
Repurchase of common stock	(139,468)	—	—	—	—	(139,468)
Other, net	—	2,909	—	(2,471)	(990)	(552)
Net cash (used in) provided by financing activities	(111,956)	2,909	—	(2,471)	(990)	(112,508)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(60)	—	(60)

Net increase (decrease) in cash and cash equivalents	—	2,101	(11,745)	(10,724)	—	(20,368)
Cash and cash equivalents at beginning of period	—	44,499	60,310	33,915	—	138,724
Cash and cash equivalents at end of period	$—	$46,600	$48,565	$23,191	$—	$118,356

Consolidating Condensed Statement of Cash Flows
Three Months Ended August 31, 2017
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Cash flows from operating activities:
Net income	$217,211	$118,530	$87,171	$8,705	$(214,406)	$217,211
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	—	32,658	17,613	3,297	—	53,568
Amortization of intangible assets	—	11,722	1,273	1,946	—	14,941
Stock-based compensation	28,630	—	—	—	—	28,630
(Gain) loss on sale of business	—	(115,787)	15,518	—	—	(100,269)
Deferred income taxes	—	—	27,468	(2,530)	—	24,938
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	—	(32,847)	37,443	4,359	—	8,955
Inventories, net	—	7,262	(11,826)	122	(1,385)	(5,827)
Uniforms and other rental items in service	—	(16,077)	818	2,480	(279)	(13,058)
Prepaid expenses and other current assets	—	966	(17,353)	376	—	(16,011)
Accounts payable	—	137,191	(110,445)	(8,909)	(153)	17,684
Accrued compensation and related liabilities	—	(15,841)	(14,403)	(62)	—	(30,306)
Accrued liabilities and other	—	(19,869)	6,704	(3,053)	—	(16,218)
Income taxes, current	—	20,069	49,407	652	—	70,128
Net cash provided by operating activities	245,841	127,977	89,388	7,383	(216,223)	254,366

Cash flows from investing activities:
Capital expenditures	—	(36,267)	(31,327)	5,077	—	(62,517)
Proceeds from redemption of marketable securities	—	12,400	—	52,856	—	65,256
Purchase of marketable securities and investments	—	2,724	(12,223)	(50,523)	2,000	(58,022)
Proceeds from sale of business	—	128,511	—	—	—	128,511
Acquisitions of businesses, net of cash acquired	—	(302)	—	—	—	(302)
Other, net	(228,057)	57,686	(23,492)	(20,664)	214,223	(304)
Net cash (used in) provided by investing activities	(228,057)	164,752	(67,042)	(13,254)	216,223	72,622

Cash flows from financing activities:
Issuance of commercial paper, net	—	(43,000)	—	—	—	(43,000)
Repayment of debt	—	(250,000)	—	—	—	(250,000)
Proceeds from exercise of stock-based compensation awards	17,256	—	—	—	—	17,256
Repurchase of common stock	(35,040)	—	—	—	—	(35,040)
Other, net	—	(478)	(171)	—	—	(649)
Net cash used in financing activities	(17,784)	(293,478)	(171)	—	—	(311,433)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	6,593	—	6,593

Net (decrease) increase in cash and cash equivalents	—	(749)	22,175	722	—	22,148
Cash and cash equivalents at beginning of period	—	48,658	17,302	103,306	—	169,266
Cash and cash equivalents at end of period	$—	$47,909	$39,477	$104,028	$—	$191,414

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

RESULTS OF OPERATIONS

Cintas classifies its business into two reportable operating segments and places the remainder of its operating segments in an All Other category. Cintas’ two reportable operating segments are Uniform Rental and Facility Services and First Aid and Safety Services. The Uniform Rental and Facility Services operating segment consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops, and shop towels and other ancillary items. In addition to these rental items, restroom cleaning services and supplies and carpet and tile cleaning services are also provided within this operating segment. The First Aid and Safety Services operating segment consists of first aid and safety services. The remainder of Cintas’ business, which consists of Fire Protection Services and its Uniform Direct Sale business, is included in All Other. These operating segments consist of fire protection products and services and the direct sale of uniforms and related items. Revenue and income before income taxes for the three months ended August 31, 2018 and 2017 for the two reportable operating segments and All Other is presented in Note 11 entitled Segment Information of “Notes to Consolidated Condensed Financial Statements.”

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

During the first quarter of fiscal 2018, Cintas sold a significant business, referred to as "Discontinued Services," and as a result, its operations are classified as discontinued operations for all periods presented. See Note 12 entitled Discontinued Operations of “Notes to Consolidated Condensed Financial Statements” for more information.

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2014-09, "Revenue from Contracts with Customers (Topic 606)," to clarify revenue recognition principles. This guidance is intended to improve disclosure requirements and enhance the comparability of revenue recognition practices. Cintas adopted this ASU, and all the related amendments, effective June 1, 2018 using the modified retrospective method. See Note 1 entitled Basis of Presentation and Note 2 entitled Revenue Recognition of "Notes to Consolidated Condensed Financial Statements" for more information.

Consolidated Results

Three Months Ended August 31, 2018 Compared to Three Months Ended August 31, 2017

Total revenue increased 5.4% for the three months ended August 31, 2018 over the same period in the prior fiscal year, from $1,611.5 million to $1,698.0 million. Revenue increased organically by 5.2% as a result of increased sales volume. Organic growth adjusts for the impact of acquisitions and foreign currency exchange rate fluctuations. Total revenue was positively impacted by 0.3% due to acquisitions and negatively impacted by 0.1% due to foreign currency exchange rate fluctuations.

Uniform Rental and Facility Services reportable operating segment revenue increased 4.8% for the three months ended August 31, 2018 over the same period in the prior fiscal year, from $1,311.8 million to $1,374.9 million. Revenue increased organically by 4.9%. Revenue growth was negatively impacted 0.1% by foreign currency exchange rate fluctuations. Growth was driven by many factors including new business sold by sales representatives, penetration of additional products and services into existing customers and strong customer retention.

Other revenue, consisting of revenue from the First Aid and Safety Services reportable operating segment and All Other, increased 7.8% for the three months ended August 31, 2018 compared to the same period in the prior fiscal year, from $299.7 million to $323.0 million. Revenue increased organically by 6.4%. Revenue growth was positively impacted by 1.4% due to growth derived through acquisitions in our Fire Protection business, which is included in All Other, and our First Aid and Safety Services reportable operating segment.

Cost of uniform rental and facility services consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other ancillary items. Cost of uniform rental and facility services increased $39.6 million, or 5.6%, for the three months ended August 31, 2018, compared to the three months ended August 31, 2017. This increase was due to higher Uniform Rental and Facility Services reportable operating segment sales volume as well as increased labor and energy costs.

Cost of other consists primarily of cost of goods sold (predominantly first aid and safety products, uniforms, and fire protection products), delivery expenses and distribution expenses in the First Aid and Safety Services reportable operating segment and All Other. Cost of other increased $11.5 million, or 7.0%, for the three months ended August 31, 2018, compared to the three months ended August 31, 2017. The increase was primarily due to higher sales volume in the First Aid and Safety Services reportable operating segment and All Other.

Selling and administrative expenses increased $18.4 million, or 3.8%, for the three months ended August 31, 2018, compared to the same period in the prior fiscal year. The majority of the increase was due to higher Uniform Rental and Facility Services and First Aid and Safety Services reportable operating segment sales volume as well as increased stock compensation expense that was partially offset by lower employee-partner related expenses. Operating income for the three months ended August 31, 2018 was negatively impacted by $4.9 million of integration expenses incurred in connection with the G&K acquisition. For the three months ended August 31, 2018, the after-tax effect of these integration expenses represents a negative impact of $0.04 per share on diluted earnings per share.

Net interest expense (interest expense less interest income) was $23.8 million for the three months ended August 31, 2018, compared to $30.0 million for the three months ended August 31, 2017. The decrease was primarily due to lower debt outstanding during the current period as a result of the payment of $300.0 million aggregate principal amount of our 6.13% 10-year senior notes that matured on December 1, 2017 with cash on hand and proceeds from the issuance of commercial paper. Also, during the first quarter of the prior year, Cintas made payments of $43.0 million, net on commercial paper borrowings and paid off the term loan balance of $250.0 million with cash on hand.

Cintas’ effective tax rate for continuing operations was 12.0% and 26.5% for the three months ended August 31, 2018 and 2017, respectively. The effective tax rate for both periods was largely impacted by certain discrete items (primarily the tax accounting for stock-based compensation). The three month period ended August 31, 2018 was also impacted by the reduced U.S. corporate tax rate as a result of the enactment of the Tax Cuts and Jobs Act (the Tax Act).

Net income from continuing operations for the three months ended August 31, 2018 increased $51.4 million, or 31.9%, compared to the three months ended August 31, 2017. Diluted earnings per share from continuing operations was $1.89 for the three months ended August 31, 2018, which was an increase of 30.3% compared to the same period in the prior fiscal year. Diluted earnings per share from continuing operations increased due to the increase in earnings from continuing operations.

Uniform Rental and Facility Services Reportable Operating Segment

Three Months Ended August 31, 2018 Compared to Three Months Ended August 31, 2017

Uniform Rental and Facility Services reportable operating segment revenue increased from $1,311.8 million to $1,374.9 million, or 4.8%, for the three months ended August 31, 2018, over the same period in the prior fiscal year, and the cost of uniform rental and facility services increased $39.6 million, or 5.6%. Revenue increased organically by 4.9%. The reportable operating segment’s gross margin was $628.5 million, or 45.7% of revenue. The gross margin was 40 basis points lower than the prior fiscal year’s first quarter gross margin of 46.1%. The decrease was driven by increased production labor and energy expenses.

Selling and administrative expenses increased $10.1 million, but decreased as a percent of revenue to 28.5%, compared to 29.1% in the first quarter of the prior fiscal year. The decrease in expenses as a percent of revenue was primarily due to lower labor and employee-partner related expenses.

Income before income taxes increased $12.6 million, or 5.8%, for the Uniform Rental and Facility Services reportable operating segment for the three months ended August 31, 2018 compared to the same period in the prior fiscal year. Income before income taxes was 16.8% of the reportable operating segment’s revenue, which was a 10 basis point increase compared to the first quarter of the prior fiscal year of 16.7%. This increase was due to the increase in sales as previously discussed.

First Aid and Safety Services Reportable Operating Segment

Three Months Ended August 31, 2018 Compared to Three Months Ended August 31, 2017

First Aid and Safety Services reportable operating segment revenue increased from $140.6 million to $153.4 million, or 9.1%, for the three months ended August 31, 2018 over the same period in the prior fiscal year. Revenue increased organically by 9.0% as a result of increased sales volume and was positively impacted by 0.1% due to acquisitions. Growth was driven by many factors including new business sold by sales representatives, penetration of additional products and services into existing customers and strong customer retention.

Cost of first aid and safety services increased $6.1 million, or 8.3%, for the three months ended August 31, 2018, over the three months ended August 31, 2017, due to higher sales volume. The gross margin as a percent of revenue was 47.9% for the quarter ended August 31, 2018, which is an increase of 40 basis points compared to the gross margin as a percent of revenue of 47.5% in the same period of the prior fiscal year. The increase was driven primarily by improved sourcing, leveraging of existing warehouses and optimization of delivery routes.

Selling and administrative expenses increased $4.1 million compared to the same quarter in the prior fiscal year. The increase was due primarily to increased labor. Selling and administrative expenses as a percent of revenue decreased to 33.6% compared to 33.7% in the first quarter of the prior fiscal year. The decrease in selling and administrative expenses as a percent to revenue was due to lower employee-partner related expenses.

Income before income taxes for the First Aid and Safety Services reportable operating segment increased $2.6 million to $22.0 million for the three months ended August 31, 2018, compared to the same period in the prior fiscal year, due to the previously discussed growth in revenue and improvement in the gross margin percentage. Income before income taxes, at 14.3% of the reportable operating segment’s revenue, was a 50 basis point increase compared to the same quarter of the prior fiscal year due to the reasons previously mentioned.

LIQUIDITY AND CAPITAL RESOURCES

The following is a summary of our cash flows and cash, cash equivalents and marketable securities as of and for the three months ended August 31, 2018 and 2017:

(In thousands)	2018	2017

Net cash provided by operating activities	$162,985	$254,366
Net cash (used in) provided by investing activities	$(70,785)	$72,622
Net cash used in financing activities	$(112,508)	$(311,433)

Cash and cash equivalents at the end of the period	$118,356	$191,414
Marketable securities at the end of the period	$—	$21,626

Cash, cash equivalents and marketable securities as of August 31, 2018 and 2017 include $23.2 million and $125.7 million, respectively, that is located outside of the United States.

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

Net cash provided by operating activities was $163.0 million for the three months ended August 31, 2018, a decrease of $91.4 million compared to the three months ended August 31, 2017. The decrease was primarily the result of changes in working capital.

Net cash used in investing activities includes capital expenditures, proceeds from the sale of businesses and cash paid for acquisitions of businesses. Capital expenditures were $64.5 million and $62.5 million for the three months ended August 31, 2018 and 2017, respectively. Capital expenditures in fiscal 2019 primarily relate to expansion efforts in the Uniform Rental and Facility Services reportable operating segment, representing $51.7 million of the current fiscal year amount. Cash paid for acquisitions of businesses was $7.6 million and $0.3 million for the three months ended August 31, 2018 and 2017, respectively. The acquisitions during the three months ended August 31, 2018 occurred in our First Aid and Safety Services reportable operating segment and our Fire Protection business, which is included in All Other. For the three months ended August 31, 2017, investing activities included proceeds of $128.5 million related to the sale of Discontinued Services. Net cash used in investing activities also includes net proceeds from purchases and redemptions of marketable securities and investments of $1.6 million for the three months ended August 31, 2018. For the three months ended August 31, 2017, net cash provided by investing activities includes net proceeds from purchases and redemptions of marketable securities and investments of $7.2 million.

Net cash used in financing activities was $112.5 million and $311.4 million for the three months ended August 31, 2018 and 2017, respectively. On August 2, 2016, we announced that the Board of Directors authorized a $500.0 million share buyback program, which does not have an expiration date. During the three months ended August 31, 2018, under the August 2, 2016 plan, we purchased a total of 0.4 million shares of Cintas common stock at an average price of $200.97 for a total purchase price of $78.5 million. During the three months ended August 31, 2017, no share buybacks occurred under the August 2, 2016 program. Subsequent to August 31, 2018 through October 5, 2018, Cintas purchased 0.8 million shares at an average price of $198.35 per share for a total purchase price of $156.3 million. From the inception of the August 2, 2016 share buyback plan through October 5, 2018, Cintas has purchased a total of 1.7 million shares of Cintas common stock at an average price of $191.36 for a total purchase price of $324.7 million. In addition, for the three months ended August 31, 2018, Cintas acquired 0.3 million shares of Cintas common stock for employee payroll taxes due on restricted stock awards that vested during the three months ended August 31, 2018. These shares were acquired at an average price of $204.39 per share for a total purchase price of $61.0 million.

During the three months ended August 31, 2017, Cintas made payments of $43.0 million, net on commercial paper borrowings and paid off the term loan balance of $250.0 million with cash on hand.

The following table summarizes Cintas' outstanding debt:

(In thousands)	Interest Rate	Fiscal Year Issued	Fiscal Year Maturity	August 31, 2018	May 31, 2018

Debt due after one year
Senior notes	4.30%	2012	2022	$250,000	$250,000
Senior notes	2.90%	2017	2022	650,000	650,000
Senior notes	3.25%	2013	2023	300,000	300,000
Senior notes (1)	2.78%	2013	2023	52,011	52,119
Senior notes (2)	3.11%	2015	2025	52,224	52,309
Senior notes	3.70%	2017	2027	1,000,000	1,000,000
Senior notes	6.15%	2007	2037	250,000	250,000
Debt issuance costs				(18,376)	(19,119)
Total debt due after one year				$2,535,859	$2,535,309
(1) Cintas assumed these senior notes with the acquisition of G&K in the fourth quarter of fiscal 2017, and they were recorded at fair value. The interest rate shown above is the effective interest rate. The principal amount of these notes is $50.0 million with a stated interest rate of 3.73%.
(2) Cintas assumed these senior notes with the acquisition of G&K in the fourth quarter of fiscal 2017, and they were recorded at fair value. The interest rate shown above is the effective interest rate. The principal amount of these notes is $50.0 million with a stated interest rate of 3.88%.

The credit agreement that supports our commercial paper program was amended on September 16, 2016. The amendment increased the capacity of the revolving credit facility from $450.0 million to $600.0 million and added a $250.0 million term loan facility. The credit agreement has an accordion feature that provides Cintas the ability to request increases to the borrowing commitments under either the revolving credit facility or a new term loan of up to $250.0 million in the aggregate, subject to customary conditions. The maturity date of the credit agreement is September 15, 2021. As of August 31, 2018 and May 31, 2018, there was no commercial paper outstanding and no borrowings on our revolving credit facility.

Cintas has certain covenants related to debt agreements. These covenants limit our ability to incur certain liens, to engage in sale-leaseback transactions and to merge, consolidate or sell all or substantially all of Cintas' assets. These covenants also require Cintas to maintain certain debt to earnings before interest, taxes, depreciation and amortization (EBITDA) and interest coverage ratios. Cross-default provisions exist between certain debt instruments. If a default of a significant covenant were to occur, the default could result in an acceleration of the maturity of the indebtedness, impair liquidity and limit the ability to raise future capital. As of August 31, 2018, Cintas was in compliance with all debt covenants.

Our access to the commercial paper and long-term debt markets has historically provided us with sources of liquidity.  We do not anticipate having difficulty in obtaining financing from those markets in the future in view of our favorable experiences in the debt markets in the recent past. Our ability to continue to access the commercial paper and long-term debt markets on favorable interest rate and other terms will depend, to a significant degree, on the ratings assigned by the credit rating agencies to our indebtedness. As of August 31, 2018, our ratings were as follows:

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements. Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “predicts,” “projects,” “plans,” “expects,” “intends,” “target,” “forecast,” “believes,” “seeks,” “could,” “should,” “may” and “will” or the negative versions thereof and similar words, terms and expressions and by the context in which they are used.  Such statements are based upon current expectations of Cintas and speak only as of the date made.  You should not place undue reliance on any forward-looking statement.  We cannot guarantee that any forward-looking statement will be realized.  These statements are subject to various risks, uncertainties, potentially inaccurate assumptions and other factors that could cause actual results to differ from those set forth in or implied by this Quarterly Report. Factors that might cause such a difference include, but are not limited to, risks inherent with the G&K transaction in the achievement of cost synergies and the timing thereof, including whether the transaction will be accretive and within the expected timeframe and the actual amounts of future integration expenses; the possibility of greater than anticipated operating costs including energy and fuel costs; lower sales volumes; loss of customers due to outsourcing trends; the performance and costs of integration of acquisitions, including G&K; fluctuations in costs of materials and labor including increased medical costs; costs and possible effects of union organizing activities; failure to comply with government regulations concerning employment discrimination, employee pay and benefits and employee health and safety; the effect on operations of exchange rate fluctuations, tariffs and other political, economic and regulatory risks; uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation; the cost, results and ongoing assessment of internal controls for financial reporting required by the Sarbanes-Oxley Act of 2002; the effect of new accounting pronouncements; costs of our SAP system implementation; disruptions caused by the inaccessibility of computer systems data, including cybersecurity risks; the initiation or outcome of litigation, investigations or other proceedings; higher assumed sourcing or distribution costs of products; the disruption of operations from catastrophic or extraordinary events; the amount and timing of repurchases of our common stock, if any; changes in federal and state tax and labor laws; and the reactions of competitors in terms of price and service. Cintas undertakes no obligation to publicly release any revisions to any forward-looking statements or to otherwise update any forward-looking statements whether as a result of new information or to reflect events, circumstances or any other unanticipated developments arising after the date on which such statements are made. A further list and description of risks, uncertainties and other matters can be found in our Annual Report on Form 10-K for the year ended May 31, 2018 and in our reports on Forms 10-Q and 8-K. The risks and uncertainties described herein are not the only ones we may face. Additional risks and uncertainties presently not known to us or that we currently believe to be immaterial may also harm our business.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In our normal operations, Cintas has market risk exposure to interest rates. There has been no material change to this market risk exposure to interest rates from that which was previously disclosed on page 30 of our Annual Report on Form 10-K for the year ended May 31, 2018.

Through its foreign operations, Cintas is exposed to foreign currency risk. Foreign currency exposures arise from transactions denominated in a currency other than the functional currency and from foreign currency denominated revenue and profit translated into U.S. dollars. The primary foreign currency to which Cintas is exposed is the Canadian dollar.

ITEM 4.
CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

With the participation of Cintas’ management, including Cintas’ Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, Cintas has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of August 31, 2018.  Based on such evaluation, Cintas’ management, including Cintas’ Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, has concluded that Cintas’ disclosure controls and procedures were effective as of August 31, 2018, in ensuring (i) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is accumulated and communicated to Cintas’ management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Beginning June 1, 2018, we adopted ASU 2014-09 and implemented certain changes to our related revenue recognition control activities, including the development of new policies and periodic reviews of revenue transactions based on the five-step model provided in the new revenue standard, enhanced contract review requirements and other ongoing monitoring activities. There were no other changes in Cintas’ internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended August 31, 2018, that have materially affected, or are reasonably likely to materially affect, Cintas' internal control over financial reporting.

Part II.  Other Information

ITEM 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Period (In millions, except share and per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan (1)	Maximum approximate dollar value of shares that may yet be purchased under the plan (1)

June 1 - 30, 2018 (2)	75,924	$188.55	75,650	$395.7
July 1 - 31, 2018 (3)	463,209	$203.25	225,637	$350.0
August 1 - 31, 2018 (4)	149,754	$207.03	89,100	$331.5
Total	688,887	$202.45	390,387	$331.5

(1) On August 2, 2016, Cintas announced that the Board of Directors authorized a $500.0 million share buyback program, which does not have an expiration date. From the inception of the August 2, 2016 share buyback program through August 31, 2018, Cintas has purchased a total of 0.9 million shares of Cintas common stock at an average price of $185.30 per share for a total purchase price of $168.5 million.
(2) During June 2018, Cintas acquired 274 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $186.59 per share for a total purchase price of less than $0.1 million.
(3) During July 2018, Cintas acquired 237,572 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $203.77 per share for a total purchase price of $48.4 million.
(4) During August 2018, Cintas acquired 60,654 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $206.92 per share for a total purchase price of $12.6 million.

ITEM 6.
EXHIBITS.

3.1	Amended and Restated Bylaws of Cintas Corporation (incorporated by reference to Exhibit 3.1 to Cintas' Current Report on Form 8-K (File No. 000-11399) filed on August 3, 2018)
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINTAS CORPORATION
(Registrant)

Date:	October 5, 2018	/s/	J. Michael Hansen

J. Michael Hansen
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)