Form 10-Q
period 2018-11-30
CINTAS CORP
filed 2019-01-08
CIK 723254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2018
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
Yes   ✓   No  _

Indicate by checkmark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes   ✓   No   _

Indicate by checkmark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.  (Check one):
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

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes      No     ✓

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding December 31, 2018
Common Stock, no par value	104,543,895

CINTAS CORPORATION

Part I.  Financial Information

CINTAS CORPORATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
(In thousands except per share data)

	Three Months Ended		Six Months Ended
	November 30, 2018	November 30, 2017	November 30, 2018	November 30, 2017
Revenue:
Uniform rental and facility services	$1,390,778	$1,308,038	$2,765,716	$2,619,822
Other	327,490	298,403	650,527	598,122
Total revenue	1,718,268	1,606,441	3,416,243	3,217,944

Costs and expenses:
Cost of uniform rental and facility services	761,119	723,960	1,507,572	1,430,823
Cost of other	181,991	166,112	358,801	331,399
Selling and administrative expenses	491,671	468,084	996,305	954,367
G&K Services, Inc. integration expenses	7,847	13,074	12,697	17,045

Operating income	275,640	235,211	540,868	484,310

Gain on sale of a cost method investment	69,373	—	69,373	—

Interest income	(391)	(291)	(887)	(588)
Interest expense	24,880	29,129	49,184	59,446

Income before income taxes	320,524	206,373	561,944	425,452
Income taxes	77,530	68,636	106,403	126,607
Income from continuing operations	242,994	137,737	455,541	298,845
Income (loss) from discontinued operations, net of tax expense of $6, tax benefit of $624, tax benefit of $4 and tax expense of $41,103, respectively	19	(628)	(13)	55,475
Net income	$243,013	$137,109	$455,528	$354,320

Basic earnings (loss) per share:
Continuing operations	$2.25	$1.27	$4.21	$2.77
Discontinued operations	0.00	(0.01)	0.00	0.51
Basic earnings per share	$2.25	$1.26	$4.21	$3.28

Diluted earnings (loss) per share:
Continuing operations	$2.18	$1.24	$4.07	$2.69
Discontinued operations	0.00	(0.01)	0.00	0.50
Diluted earnings per share	$2.18	$1.23	$4.07	$3.19

Dividends declared per share	$2.05	$1.62	$2.05	$1.62

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	November 30, 2018	November 30, 2017	November 30, 2018	November 30, 2017

Net income	$243,013	$137,109	$455,528	$354,320

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(10,623)	(11,374)	(13,642)	23,810
Change in fair value of interest rate lock agreements	4,921	—	1,753	—
Amortization of interest rate lock agreements	(294)	(172)	(589)	(344)
Change in fair value of available-for-sale securities	—	(20)	—	—

Other comprehensive (loss) income	(5,996)	(11,566)	(12,478)	23,466

Comprehensive income	$237,017	$125,543	$443,050	$377,786

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands except share data)

	November 30, 2018	May 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$88,479	$138,724
Accounts receivable, net	904,062	804,583
Inventories, net	321,874	280,347
Uniforms and other rental items in service	758,246	702,261
Income taxes, current	36,595	19,634
Prepaid expenses and other current assets	106,614	32,383
Total current assets	2,215,870	1,977,932

Property and equipment, net	1,410,530	1,382,730

Investments	183,548	175,581
Goodwill	2,845,244	2,846,888
Service contracts, net	521,505	545,768
Other assets, net	228,386	29,315
	$7,405,083	$6,958,214

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$211,900	$215,074
Accrued compensation and related liabilities	117,645	140,654
Accrued liabilities	611,641	420,129
Debt due within one year	173,500	—
Total current liabilities	1,114,686	775,857

Long-term liabilities:
Debt due after one year	2,536,408	2,535,309
Deferred income taxes	435,461	352,581
Accrued liabilities	291,284	277,941
Total long-term liabilities	3,263,153	3,165,831

Shareholders’ equity:
Preferred stock, no par value:	—	—
100,000 shares authorized, none outstanding
Common stock, no par value:	804,234	618,464
425,000,000 shares authorized
FY 2019: 184,152,836 shares issued and 105,123,513 shares outstanding
FY 2018: 182,723,471 shares issued and 106,326,383 shares outstanding
Paid-in capital	166,837	245,211
Retained earnings	6,261,756	5,837,827
Treasury stock:	(4,209,448)	(3,701,319)
FY 2019: 79,029,323 shares
FY 2018: 76,397,088 shares
Accumulated other comprehensive income	3,865	16,343
Total shareholders’ equity	3,027,244	3,016,526
	$7,405,083	$6,958,214
See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	November 30, 2018	November 30, 2017
Cash flows from operating activities:
Net income	$455,528	$354,320
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	107,112	107,578
Amortization of intangible assets and capitalized contract costs	67,559	31,261
Stock-based compensation	74,784	55,204
Gain on sale of a cost method investment	(69,373)	—
Gain on sale of business	—	(99,060)
Deferred income taxes	19,227	42,162
Change in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(85,748)	(24,800)
Inventories, net	(53,227)	2,595
Uniforms and other rental items in service	(57,684)	(33,294)
Prepaid expenses and other current assets and capitalized contract costs	(58,161)	(18,573)
Accounts payable	(1,955)	(8,706)
Accrued compensation and related liabilities	(20,969)	(36,480)
Accrued liabilities and other	(15,322)	(1,940)
Income taxes, current	(17,204)	8,742
Net cash provided by operating activities	344,567	379,009

Cash flows from investing activities:
Capital expenditures	(137,614)	(132,466)
Proceeds from redemption of marketable securities	—	100,259
Purchase of marketable securities and investments	(14,071)	(99,877)
Proceeds from sale of a cost method investment	73,342	—
Proceeds from sale of business	—	127,835
Acquisitions of businesses, net of cash acquired	(6,580)	(1,099)
Other, net	(1,717)	(870)
Net cash used in investing activities	(86,640)	(6,218)

Cash flows from financing activities:
Issuance (payments) of commercial paper, net	173,500	(50,500)
Repayment of debt	—	(250,000)
Proceeds from exercise of stock-based compensation awards	32,612	28,558
Repurchase of common stock	(508,129)	(35,697)
Other, net	(5,362)	(1,882)
Net cash used in financing activities	(307,379)	(309,521)

Effect of exchange rate changes on cash and cash equivalents	(793)	3,466

Net (decrease) increase in cash and cash equivalents	(50,245)	66,736

Cash and cash equivalents at beginning of period	138,724	169,266

Cash and cash equivalents at end of period	$88,479	$236,002
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

Inventories, net are measured at the lower of cost (first-in, first-out) or net realizable value. Inventory is comprised of the following amounts at:

(In thousands)	November 30, 2018	May 31, 2018

Raw materials	$14,005	$17,042
Work in process	32,420	27,350
Finished goods	275,449	235,955
	$321,874	$280,347
Inventories are recorded net of reserves for obsolete inventory of $31.9 million and $37.0 million at November 30, 2018 and May 31, 2018, respectively.

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

		Impacts of Adopting ASU 2014-09
(In thousands)	May 31, 2018	Capitalization of Contract Costs	Assets With No Alternative Use	June 1, 2018

ASSETS
Accounts receivable, net	$804,583	$—	$13,426	$818,009
Inventories, net	280,347	—	(11,265)	269,082
Prepaid expenses and other current assets	32,383	63,463	—	95,846
Total current assets	1,977,932	63,463	2,161	2,043,556

Other assets, net	29,315	187,503	—	216,818

Total assets	$6,958,214	$250,966	$2,161	$7,211,341

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deferred income taxes	$352,581	$63,389	$546	$416,516
Total long-term liabilities	3,165,831	63,389	546	3,229,766

Retained earnings	5,837,827	187,577	1,615	6,027,019
Total shareholders' equity	3,016,526	187,577	1,615	3,205,718

Total liabilities and shareholders' equity	$6,958,214	$250,966	$2,161	$7,211,341

The impacts of adopting ASU 2014-09 on our fiscal 2019 consolidated condensed financial statements are presented in the following tables:

	Six Months Ended November 30, 2018
Consolidated Condensed Statement of Income (In thousands)	As Reported	Under Historical Guidance	Impact of Adopting ASU 2014-09

Revenue:
Uniform rental and facility services	$2,765,716	$2,767,884	$(2,168)
Other	650,527	649,802	725
Total revenue	3,416,243	3,417,686	(1,443)

Costs and expenses:
Cost of other	358,801	357,902	899
Selling and administrative expenses	996,305	1,010,394	(14,089)
Operating income	540,868	529,121	11,747

Income before income taxes	561,944	550,197	11,747
Income taxes	106,403	103,537	2,866
Income from continuing operations	455,541	446,660	8,881
Net income	$455,528	$446,647	$8,881

Diluted earnings per share	$4.07	$3.99	$0.08

	Balance at November 30, 2018
Consolidated Condensed Balance Sheet (In thousands)	As Reported	Under Historical Guidance	Impact of Adopting ASU 2014-09

ASSETS
Accounts receivable, net	$904,062	$889,716	$14,346
Inventories, net	321,874	334,038	(12,164)
Income taxes, current	36,595	36,600	(5)
Prepaid expenses and other current assets	106,614	39,642	66,972
Total current assets	2,215,870	2,146,721	69,149

Other assets, net	228,386	32,666	195,720

Total assets	$7,405,083	$7,140,214	$264,869

LIABILITIES AND SHAREHOLDERS’ EQUITY

Long-term liabilities:
Deferred income taxes	$435,461	$368,665	$66,796
Total long-term liabilities	3,263,153	3,196,357	66,796

Retained earnings	6,261,756	6,063,683	198,073
Total shareholders' equity	3,027,244	2,829,171	198,073

Total liabilities and shareholders' equity	$7,405,083	$7,140,214	$264,869

The adoption of ASU 2014-09 had no impact to the Company's fiscal 2019 operating cash flow, and the only impact of the adoption on our fiscal 2019 consolidated condensed statement of comprehensive income was the impact to net income as presented in the table above.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The guidance also requires disclosures that meet the objective of enabling financial statement users to assess the amount, timing, and uncertainty of cash flows arising from leases. Topic 842 supersedes the previous leases standard, Accounting Standards Codification (ASC) 840, "Leases." This guidance is effective for reporting periods beginning after December 15, 2018, however, early adoption is permitted. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Cintas will adopt this ASU on June 1, 2019 and we expect to elect the practical expedient which will allow us to not apply the amended lease accounting guidance to comparative periods that will be presented. The Company is implementing new lease systems in connection with the adoption and is also evaluating the impact that ASU 2016-02 will have on its consolidated condensed financial statements. The majority of our lease spend relates to certain real estate with the remaining lease spend primarily related to equipment. We currently expect the adoption of this standard to result in a material increase to the assets and liabilities on the consolidated balance sheets, but we do not expect a material impact on the consolidated condensed statements of income or consolidated condensed statements of cash flows.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 makes eight targeted changes to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company’s adoption of this standard on June 1, 2018 did not have a material impact on its consolidated condensed statements of cash flows.

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

2.    Revenue Recognition
The following table presents Cintas' total revenue disaggregated by service type:

	Three Months Ended				Six Months Ended
	November 30, 2018		November 30, 2017		November 30, 2018		November 30, 2017
(In thousands)	Revenue	%	Revenue	%	Revenue	%	Revenue	%

Uniform Rental and Facility Services	$1,390,778	81.0%	$1,308,038	81.4%	$2,765,716	81.0%	$2,619,822	81.4%
First Aid and Safety Services	153,348	8.9%	139,090	8.7%	306,765	9.0%	279,672	8.7%
Fire Protection Services	96,183	5.6%	80,949	5.0%	194,292	5.7%	167,496	5.2%
Uniform Direct Sales	77,959	4.5%	78,364	4.9%	149,470	4.3%	150,954	4.7%
Total revenue	$1,718,268	100.0%	$1,606,441	100.0%	$3,416,243	100.0%	$3,217,944	100.0%

For the three and six months ended November 30, 2018, the percentage of revenue recognized over time as the services are performed was 94.7% and 95.2%, respectively, of Uniform Rental and Facility Services revenue, 90.8% and 90.8%, respectively, of First Aid and Safety Services revenue and 100% and 100%, respectively, of Fire Protection Services revenue. During the same periods, the Uniform Direct Sales business unit recognized 96.7% and 96.4%, respectively, of revenue at a point in time, which generally occurs when the goods are transferred to the customer. Fire Protection Services and Uniform Direct Sales are recorded within the All Other reportable segment disclosed in Note 11 entitled Segment Information.

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

Certain of our customer contracts, primarily within our Uniform Direct Sales business, include pricing terms and conditions that include components of variable consideration. The variable consideration is typically in the form of consideration paid to a customer based on performance metrics specified within the contract. Specifically, some contracts contain discounts or rebates that the customer can earn through the achievement of specified volume levels. Each component of variable consideration is earned based on the Company's actual performance during the measurement period specified within the contract. To determine the transaction price, the Company estimates the variable consideration using the most likely amount method, based on the specific contract provisions and known performance results during the relevant measurement period. When determining if variable consideration should be constrained, the Company considers whether factors outside its control could result in a significant reversal of revenue. In making these assessments, the Company considers the likelihood and magnitude of a potential reversal. The Company's performance period generally corresponds with the monthly invoice period. No constraints on our revenue recognition were applied during the three or six months ended November 30, 2018. The Company reassesses these estimates during each reporting period. Cintas maintains a liability for these discounts and rebates within accrued liabilities on the consolidated condensed balance sheets. Variable consideration also includes consideration paid to a customer at the beginning of a contract. Cintas capitalizes this consideration and amortizes it over the life of the contract as a reduction to revenue in accordance with ASC 606. These assets are included in Other Assets, net on the consolidated condensed balance sheet.

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

Costs to Obtain a Contract
The Company capitalizes commission expenses paid to our employee-partners when the commissions are deemed to be incremental for obtaining the route servicing customer contract. The deferred commissions are amortized on a straight-line basis over the expected period of benefit. We review the deferred commission balances for impairment on an ongoing basis. Deferred commissions are classified as current or noncurrent based on the timing of when we expect to recognize the expense. The current portion is included in prepaid expenses and other current assets and the noncurrent portion is included in other assets, net on the Company's consolidated condensed balance sheets. As of November 30, 2018, the current and noncurrent assets related to deferred commissions totaled $67.0 million and $199.7 million, respectively. We recorded amortization expense related to deferred commissions of $17.6 million and $34.7 million during the three and six months ended November 30, 2018, respectively. These expenses are classified in selling and administrative expense on the consolidated condensed statements of income.

3.    Fair Value Measurements

All financial instruments that are measured at fair value on a recurring basis have been classified within the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the consolidated condensed balance sheet date. These financial instruments measured at fair value on a recurring basis are summarized below:

	As of November 30, 2018
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$88,479	$—	$—	$88,479
Other assets, net:
Interest rate lock agreements	—	2,307	—	2,307
Total assets at fair value	$88,479	$2,307	$—	$90,786

	As of May 31, 2018
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$138,724	$—	$—	$138,724
Total assets at fair value	$138,724	$—	$—	$138,724
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

Interest, realized gains and losses and declines in value determined to be other than temporary on available-for-sale securities are included in interest income or expense. The cost of the securities sold is based on the specific identification method. There were no outstanding marketable securities as of November 30, 2018 or May 31, 2018.

As of November 30, 2018, other assets included the fair value of outstanding interest rate lock agreements. The fair values of Cintas' interest rate lock agreements are based on similar exchange traded derivatives (market approach) and are, therefore, included within Level 2 of the fair value hierarchy. The fair value was determined by comparing the locked rates against the benchmarked treasury rate.

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

4.    Investments

Investments at November 30, 2018 of $183.5 million include the cash surrender value of insurance policies of $165.4 million, equity method investments of $16.9 million and cost method investments of $1.2 million. Investments at May 31, 2018 of $175.6 million include the cash surrender value of insurance policies of $154.0 million, equity method investments of $16.4 million and cost method investments of $5.2 million. Investments are generally evaluated for impairment on an annual basis or when indicators of impairment exist. For the six months ended November 30, 2018 and 2017, no impairment losses were recorded.

During the three months ended November 30, 2018, Cintas sold a cost method investment to a third party. Proceeds from the sale were $73.3 million, which resulted in a pre-tax gain of $69.4 million.

5.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations using the two-class method for amounts attributable to Cintas’ common shares:

	Three Months Ended		Six Months Ended
Basic Earnings per Share from Continuing Operations (in thousands except per share data)	November 30, 2018	November 30, 2017	November 30, 2018	November 30, 2017

Income from continuing operations	$242,994	$137,737	$455,541	$298,845
Less: income from continuing operations allocated to participating securities	3,376	2,111	6,308	5,298
Income from continuing operations available to common shareholders	$239,618	$135,626	$449,233	$293,547
Basic weighted average common shares outstanding	106,475	106,340	106,652	106,039

Basic earnings per share from continuing operations	$2.25	$1.27	$4.21	$2.77

	Three Months Ended		Six Months Ended
Diluted Earnings per Share from Continuing Operations (in thousands except per share data)	November 30, 2018	November 30, 2017	November 30, 2018	November 30, 2017

Income from continuing operations	$242,994	$137,737	$455,541	$298,845
Less: income from continuing operations allocated to participating securities	3,376	2,111	6,308	5,298
Income from continuing operations available to common shareholders	$239,618	$135,626	$449,233	$293,547
Basic weighted average common shares outstanding	106,475	106,340	106,652	106,039
Effect of dilutive securities – employee stock options	3,399	3,478	3,605	2,899
Diluted weighted average common shares outstanding	109,874	109,818	110,257	108,938

Diluted earnings per share from continuing operations	$2.18	$1.24	$4.07	$2.69

For the three and six months ended November 30, 2018, both basic and diluted earnings per share from discontinued operations were $0.00. Both basic and diluted loss per share from discontinued operations were $0.01 for the three months ended November 30, 2017. For the six months ended November 30, 2017, basic and diluted earnings per share from discontinued operations were $0.51 and $0.50, respectively.

For the three months ended November 30, 2018 and 2017, options granted to purchase 0.4 million and 0.5 million shares of Cintas common stock, respectively, were excluded from the computation of diluted earnings per share. For the six months ended November 30, 2018 and 2017, options granted to purchase 0.4 million and 0.6 million shares of Cintas common stock, respectively, were excluded from the computation of diluted earnings per share. The exercise prices of these options were greater than the average market price of the common stock (anti-dilutive).

On August 2, 2016, Cintas announced that the Board of Directors authorized a $500.0 million share buyback program, which does not have an expiration date. The August 2, 2016 share buyback program was completed during the second quarter of fiscal 2019. From the inception of the August 2, 2016 share buyback program through November 2018, Cintas purchased a total of 2.6 million shares of Cintas common stock at an average price of $188.82 per share for a total purchase price of $500.0 million. On October 30, 2018, we announced that the Board of Directors authorized a new $1.0 billion share buyback program, which does not have an expiration date. The following table summarizes the buyback activity by program and fiscal period.

(In thousands except per share data)	Three Months Ended November 30, 2018			Six Months Ended November 30, 2018
Buyback Program	Shares	Avg. Price per Share	Purchase Price	Shares	Avg. Price per Share	Purchase Price

August 2, 2016	1,740	$190.66	$331,547	2,130	$192.55	$410,003
October 30, 2018	201	$181.41	$36,579	201	$181.41	$36,579
	1,941	$189.69	$368,126	2,331	$191.58	$446,582
In the period subsequent to November 30, 2018 through January 8, 2019, we purchased 0.6 million shares of Cintas common stock under the new share buyback program at an average price of $167.32 for a total purchase price of $100.0 million. From the inception of the October 30, 2018 share buyback program through January 8, 2019, Cintas has purchased a total of 0.8 million shares of Cintas common stock at an average price of $170.87 for a total purchase price of $136.6 million.

For the three months ended November 30, 2018, Cintas acquired less than 0.1 million shares of Cintas common stock for employee payroll taxes dues on restricted stock awards that vested during the three months ended November 30, 2018. These shares were acquired at an average price of $194.14 per share for a total purchase price of $0.4 million. During the six months ended November 30, 2018, Cintas acquired 0.3 million shares of Cintas common stock for employee payroll taxes due on restricted stock awards that vested during the six months ended November 30, 2018. These shares were acquired at an average price of $204.32 per share for a total purchase price of $61.5 million.

6.    Goodwill, Service Contracts and Other Assets

Changes in the carrying amount of goodwill and service contracts for the six months ended November 30, 2018, by reportable operating segment and All Other, are as follows:

Goodwill (in thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Total

Balance as of June 1, 2018	$2,505,476	$244,279	$97,133	$2,846,888
Goodwill acquired	15	—	5,092	5,107
Foreign currency translation	(6,233)	(499)	(19)	(6,751)
Balance as of November 30, 2018	$2,499,258	$243,780	$102,206	$2,845,244

Service Contracts (in thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Total

Balance as of June 1, 2018	$492,067	$27,294	$26,407	$545,768
Service contracts acquired	739	14	4,959	5,712
Service contracts amortization	(23,477)	(1,926)	(2,680)	(28,083)
Foreign currency translation	(1,845)	(47)	—	(1,892)
Balance as of November 30, 2018	$467,484	$25,335	$28,686	$521,505

Information regarding Cintas’ service contracts and other assets is as follows:

	As of November 30, 2018
(In thousands)	Carrying Amount	Accumulated Amortization	Net

Service contracts	$928,010	$406,505	$521,505

Capitalized contract costs (1)	$234,446	$34,726	$199,720
Noncompete and consulting agreements	42,116	40,190	1,926
Other	41,282	14,542	26,740
Total other assets	$317,844	$89,458	$228,386
(1) The current portion of capitalized contract costs, included in prepaid expenses and other current assets on the consolidated condensed balance sheet as of November 30, 2018, is $67.0 million.

	As of May 31, 2018
(In thousands)	Carrying Amount	Accumulated Amortization	Net

Service contracts	$924,978	$379,210	$545,768

Noncompete and consulting agreements	$41,710	$39,877	$1,833
Other	38,787	11,305	27,482
Total other assets	$80,497	$51,182	$29,315

Amortization expense for service contracts and other assets for continuing operations was $33.3 million and $15.6 million for the three months ended November 30, 2018 and 2017, respectively. Amortization expense for service contracts and other assets for continuing operations was $66.2 million and $29.8 million for the six months ended November 30, 2018 and 2017, respectively. Estimated amortization expense for service contracts and other assets, excluding any future acquisitions and commissions to be earned, for each of the next five full fiscal years and thereafter is $132.6 million, $124.7 million, $109.6 million, $97.7 million, $79.7 million and $323.1 million, respectively.

7.    Debt, Derivatives and Hedging Activities

Cintas' outstanding debt is summarized as follows:

(In thousands)	Interest Rate		Fiscal Year Issued	Fiscal Year Maturity	November 30, 2018	May 31, 2018

Debt due within one year
Commercial paper	2.60%	(1)	Various	Various	$173,500	$—
Total debt due within one year					$173,500	$—

Debt due after one year
Senior notes	4.30%		2012	2022	$250,000	$250,000
Senior notes	2.90%		2017	2022	650,000	650,000
Senior notes	3.25%		2013	2023	300,000	300,000
Senior notes (2)	2.78%		2013	2023	51,902	52,119
Senior notes (3)	3.11%		2015	2025	52,140	52,309
Senior notes	3.70%		2017	2027	1,000,000	1,000,000
Senior notes	6.15%		2007	2037	250,000	250,000
Debt issuance costs					(17,634)	(19,119)
Total debt due after one year					$2,536,408	$2,535,309
(1) Variable rate debt instrument. The rate presented is the variable borrowing rate at November 30, 2018.
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

Cintas' senior notes, excluding the G&K senior notes assumed with the acquisition of G&K in fiscal 2017, are recorded at cost, net of debt issuance costs. The fair value of the long-term debt is estimated using Level 2 inputs based on general market prices. The carrying value and fair value of Cintas' debt as of November 30, 2018 were $2,723.5 million and $2,715.0 million, respectively, and as of May 31, 2018 were $2,550.0 million and $2,582.0 million, respectively. During the six months ended November 30, 2018, Cintas issued $173.5 million, net of commercial paper.

The credit agreement that supports our commercial paper program was amended on September 16, 2016. The amendment increased the capacity of the revolving credit facility from $450.0 million to $600.0 million and added a $250.0 million term loan facility. The credit agreement has an accordion feature that provides Cintas the ability to request increases to the borrowing commitments under either the revolving credit facility or a new term loan of up to $250.0 million in the aggregate, subject to customary conditions. The maturity date of the credit agreement is September 15, 2021. As of November 30, 2018, there was $173.5 million of commercial paper outstanding with a weighted average interest rate of 2.60% and maturity dates less than 30 days and no borrowings on our revolving credit facility. As of May 31, 2018, there was no commercial paper outstanding and no borrowings on our revolving credit facility.

Cintas uses interest rate locks to manage our overall interest expense as interest rate locks effectively change the interest rate of specific debt issuances. The interest rate locks are entered into to protect against unfavorable movements in the benchmark treasury rate related to forecasted debt issuances. Cintas used interest rate lock agreements to hedge against movements in the treasury rates at the time Cintas issued its senior notes in fiscal 2007, fiscal 2012, fiscal 2013 and fiscal 2017. The amortization of the cash flow hedges resulted in a decrease to other comprehensive income of $0.3 million and $0.1 million for the three months ended November 30, 2018 and 2017, respectively. For the six months ended November 30, 2018 and 2017, the amortization of the cash flow hedges resulted in a decrease to other comprehensive income of $0.6 million and $0.3 million, respectively. During the first quarter of fiscal 2019, Cintas entered into interest rate lock agreements with a notional value of $500.0 million for a forecasted debt issuance. As of November 30, 2018, the fair value of these interest rate locks was an asset of $2.3 million recorded in other assets and in other comprehensive income, net of tax. The interest rate locks had no impact on net income or cash flows from continuing operations for the three and six months ended November 30, 2018.

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

8.    Income Taxes

In the normal course of business, Cintas provides for uncertain tax positions and the related interest and adjusts its unrecognized tax benefits and accrued interest accordingly. As of November 30, 2018 and May 31, 2018, recorded unrecognized tax benefits were $28.8 million and $26.9 million, respectively, and are included in long-term accrued liabilities on the consolidated condensed balance sheet.

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

In acknowledgment of the substantial changes incorporated in the Tax Act, and with the timing of the enactment being just weeks before the majority of the provisions became effective, the SEC staff issued Staff Accounting Bulletin (SAB) 118 to provide certain guidance in determining the accounting for income tax effects of the legislation in the accounting period of enactment as well as provide a measurement period within which to finalize and reflect such final effects associated with the Tax Act. During the first quarter of fiscal 2019, Cintas recorded an adjustment to the provisional transition tax, net of foreign tax credits, of $3.3 million. Cintas is still revising the transition tax calculation, and this amount is subject to change based on computation of the final fiscal 2018 earnings and profit and the amounts held in cash and cash equivalents at the end of fiscal 2018. There were no provisional adjustments recorded during the three months ended November 30, 2018. Cintas also analyzed the impact of the new provisions under the Tax Act surrounding executive compensation, the foreign derived intangible income deduction and global intangible low-taxed income and determined that the impact was immaterial for the three and six months ended November 30, 2018.

Cintas’ effective tax rate for continuing operations was 24.2% and 33.3% for the three months ended November 30, 2018 and 2017, respectively. For the six months ended November 30, 2018 and 2017, Cintas' effective tax rate for continuing operations was 18.9% and 29.8%, respectively. The effective tax rate for all periods was largely impacted by certain discrete items (primarily the tax accounting for stock-based compensation). The three and six-month periods ended November 30, 2018 were also impacted by the reduced U.S. corporate tax rate as a result of the enactment of the Tax Act.

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

The components of net periodic pension cost (benefit) recognized in other comprehensive income for the Pension Plan are as follows:

	Three Months Ended		Six Months Ended
(In thousands)	November 30, 2018	November 30, 2017	November 30, 2018	November 30, 2017

Interest cost	$781	$711	$1,562	$1,421
Expected return on assets	(720)	(716)	(1,441)	(1,432)
Total net periodic pension cost (benefit)	$61	$(5)	$121	$(11)

10.    Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss), net of tax:

(In thousands)	Foreign Currency	Unrealized Income on Interest Rate Hedges	Other	Total

Balance at June 1, 2018	$6,550	$10,449	$(656)	$16,343
Other comprehensive loss before reclassifications	(3,019)	(3,168)	—	(6,187)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(295)	—	(295)
Net current period other comprehensive loss	(3,019)	(3,463)	—	(6,482)
Balance at August 31, 2018	3,531	6,986	(656)	9,861
Other comprehensive (loss) income before reclassifications	(10,623)	4,921	—	(5,702)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(294)	—	(294)
Net current period other comprehensive (loss) income	(10,623)	4,627	—	(5,996)
Balance at November 30, 2018	$(7,092)	$11,613	$(656)	$3,865

(In thousands)	Foreign Currency	Unrealized Income on Interest Rate Hedges	Other	Total

Balance at June 1, 2017	$(12,726)	$11,382	$(1,685)	$(3,029)
Other comprehensive income before reclassifications	35,184	—	20	35,204
Amounts reclassified from accumulated other comprehensive income (loss)	—	(172)	—	(172)
Net current period other comprehensive income (loss)	35,184	(172)	20	35,032
Balance at August 31, 2017	22,458	11,210	(1,665)	32,003
Other comprehensive loss before reclassifications	(11,374)	—	(20)	(11,394)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(172)	—	(172)
Net current period other comprehensive loss	(11,374)	(172)	(20)	(11,566)
Balance at November 30, 2017	$11,084	$11,038	$(1,685)	$20,437

The following table summarizes the reclassifications out of accumulated other comprehensive income (loss):

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line in the Consolidated Condensed Statements of Income

	Three Months Ended		Six Months Ended
(In thousands)	November 30, 2018	November 30, 2017	November 30, 2018	November 30, 2017

Amortization of interest rate locks	$474	$278	$948	$556	Interest expense
Tax expense	(180)	(106)	(359)	(212)	Income taxes
Amortization of interest rate locks, net of tax	$294	$172	$589	$344	Net income

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
Cintas evaluates the performance of each operating segment based on several factors of which the primary financial measures are operating segment revenue and income before income taxes. The accounting policies of the operating segments are the same as those described in Note 1 entitled Basis of Presentation. Information related to the operations of Cintas’ operating segments is set forth below:

(In thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Corporate (1)	Total

For the three months ended November 30, 2018
Revenue	$1,390,778	$153,348	$174,142	$—	$1,718,268
Income before income taxes	$242,891	$21,328	$11,421	$44,884	$320,524

For the three months ended November 30, 2017
Revenue	$1,308,038	$139,090	$159,313	$—	$1,606,441
Income (loss) before income taxes	$203,814	$17,975	$13,422	$(28,838)	$206,373

As of and for the six months ended November 30, 2018
Revenue	$2,765,716	$306,765	$343,762	$—	$3,416,243
Income before income taxes	$474,425	$43,311	$23,132	$21,076	$561,944
Total assets	$6,438,400	$495,054	$383,150	$88,479	$7,405,083

As of and for the six months ended November 30, 2017
Revenue	$2,619,822	$279,672	$318,450	$—	$3,217,944
Income (loss) before income taxes	$422,724	$37,386	$24,200	$(58,858)	$425,452
Total assets	$5,899,010	$467,902	$353,155	$258,734	$6,978,801
(1) Corporate assets include cash and marketable securities in all periods.

12.    Discontinued Operations

During the first quarter of fiscal 2018, Cintas sold a significant business referred to as Discontinued Services and received proceeds from the sale of $127.8 million. The results of Discontinued Services are included in discontinued operations for all periods presented. In accordance with the applicable accounting guidance for the disposal of long-lived assets and discontinued operations, the results of Discontinued Services have been excluded from both continuing operations and operating segment results for all periods presented.

Following is selected financial information included in net income (loss) from discontinued operations for Discontinued Services:

	Three Months Ended		Six Months Ended
(In thousands)	November 30, 2018	November 30, 2017	November 30, 2018	November 30, 2017

Revenue	$—	$—	$—	$10,773

Income (loss) before income taxes	25	(43)	(17)	(2,482)
Income tax (expense) benefit	(6)	18	4	920
(Loss) gain on sale of business	—	(1,209)	—	99,060
Income tax benefit (expense) on net gain	—	606	—	(42,023)
Net income (loss) from discontinued operations	$19	$(628)	$(13)	$55,475

13.     G&K Services, Inc. Integration Expenses

As a result of the acquisition of G&K in fiscal 2017, the Company incurred $7.8 million and $13.1 million in expenses during the three months ended November 30, 2018 and 2017, respectively, and $12.7 million and $17.0 million during the six months ended November 30, 2018 and 2017, respectively. The $7.8 million and $12.7 million of costs incurred in the three and six months ended November 30, 2018 related to integration expenses directly related to the acquisition, primarily comprised of facility closure expenses. The $13.1 million of costs incurred in the three months ended November 30, 2017 related to integration expenses directly related to the acquisition. During the six months ended November 30, 2017, the costs incurred related to $16.0 million of integration expenses directly related to the acquisition and $1.0 million of employee termination expenses recognized under ASC Topic 712, "Compensation - Nonretirement Postemployment Benefits."

As of November 30, 2018 and May 31, 2018, employee termination benefits included in accrued compensation and related liabilities on the consolidated condensed balance sheet was $5.8 million and $9.1 million, respectively. The amount of employee termination benefits paid during the three and six months ended November 30, 2018 was $0.9 million and $3.3 million, respectively. We anticipate the remaining accrued employee termination benefits will be paid over the remainder of fiscal 2019.

14.    Supplemental Guarantor Information

Cintas Corporation No. 2 (Corp. 2) is the indirectly, wholly-owned principal operating subsidiary of Cintas. Corp. 2 is the issuer of the $173.5 million aggregate principal amount of commercial paper and the $2,550.0 million aggregate principal amount of senior notes outstanding as of November 30, 2018, which are unconditionally guaranteed, jointly and severally, by Cintas Corporation and certain wholly-owned, direct and indirect domestic subsidiaries.

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

Consolidating Condensed Income Statement
Three Months Ended November 30, 2018
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Uniform rental and facility services	$—	$1,134,118	$182,876	$101,830	$(28,046)	$1,390,778
Other	—	522,081	50	25,918	(220,559)	327,490
Equity in net income of affiliates	242,994	—	—	—	(242,994)	—
Total revenue	242,994	1,656,199	182,926	127,748	(491,599)	1,718,268

Costs and expenses (income):
Cost of uniform rental and facility services	—	640,859	111,555	65,316	(56,611)	761,119
Cost of other	—	375,764	(27,133)	19,319	(185,959)	181,991
Selling and administrative expenses	—	536,276	(68,617)	32,559	(8,547)	491,671
G&K Services, Inc. integration expenses	—	5,973	1,270	604	—	7,847
Operating income	242,994	97,327	165,851	9,950	(240,482)	275,640

Gain on sale of a cost method investment	—	—	69,373	—	—	69,373

Interest income	—	(294)	(93)	(5)	1	(391)
Interest expense (income)	—	25,046	(173)	7	—	24,880

Income before income taxes	242,994	72,575	235,490	9,948	(240,483)	320,524
Income taxes	—	19,166	55,788	2,613	(37)	77,530
Income from continuing operations	242,994	53,409	179,702	7,335	(240,446)	242,994

Income from discontinued operations, net of tax	19	19	—	—	(19)	19

Net income	$243,013	$53,428	$179,702	$7,335	$(240,465)	$243,013

Consolidating Condensed Income Statement
Three Months Ended November 30, 2017
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Uniform rental and facility services	$—	$1,086,667	$170,320	$100,933	$(49,882)	$1,308,038
Other	—	435,539	(313)	21,982	(158,805)	298,403
Equity in net income of affiliates	137,737	—	—	—	(137,737)	—
Total revenue	137,737	1,522,206	170,007	122,915	(346,424)	1,606,441

Costs and expenses (income):
Cost of uniform rental and facility services	—	628,123	105,954	65,220	(75,337)	723,960
Cost of other	—	302,065	(25,046)	15,438	(126,345)	166,112
Selling and administrative expenses	—	528,369	(85,417)	31,211	(6,079)	468,084
G&K Services, Inc. integration expenses	—	4,192	8,319	563	—	13,074
Operating income	137,737	59,457	166,197	10,483	(138,663)	235,211

Interest income	—	(45)	(59)	(187)	—	(291)
Interest expense (income)	—	29,444	(313)	(2)	—	29,129

Income before income taxes	137,737	30,058	166,569	10,672	(138,663)	206,373
Income taxes	—	11,449	54,414	2,798	(25)	68,636
Income from continuing operations	137,737	18,609	112,155	7,874	(138,638)	137,737

Loss from discontinued operations, net of tax	(628)	(628)	—	—	628	(628)

Net income	$137,109	$17,981	$112,155	$7,874	$(138,010)	$137,109

Consolidating Condensed Income Statement
Six Months Ended November 30, 2018
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Uniform rental and facility services	$—	$2,273,247	$366,039	$201,513	$(75,083)	$2,765,716
Other	—	1,013,371	93	50,250	(413,187)	650,527
Equity in net income of affiliates	455,541	—	—	—	(455,541)	—
Total revenue	455,541	3,286,618	366,132	251,763	(943,811)	3,416,243

Costs and expenses (income):
Cost of uniform rental and facility services	—	1,284,600	221,105	129,329	(127,462)	1,507,572
Cost of other	—	717,097	(49,162)	37,461	(346,595)	358,801
Selling and administrative expenses	—	1,081,186	(133,238)	66,922	(18,565)	996,305
G&K Services, Inc. integration expenses	—	8,649	3,133	915	—	12,697
Operating income	455,541	195,086	324,294	17,136	(451,189)	540,868

Gain on sale of a cost method investment	—	—	69,373	—	—	69,373

Interest income	—	(503)	(365)	(21)	2	(887)
Interest expense (income)	—	49,707	(535)	12	—	49,184

Income before income taxes	455,541	145,882	394,567	17,145	(451,191)	561,944
Income taxes	—	29,829	71,832	4,800	(58)	106,403
Income from continuing operations	455,541	116,053	322,735	12,345	(451,133)	455,541

Loss from discontinued operations, net of tax	(13)	(13)	—	—	13	(13)

Net income	$455,528	$116,040	$322,735	$12,345	$(451,120)	$455,528

Consolidating Condensed Income Statement
Six Months Ended November 30, 2017
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Uniform rental and facility services	$—	$2,186,536	$335,215	$197,528	$(99,457)	$2,619,822
Other	—	862,841	(6)	42,290	(307,003)	598,122
Equity in net income of affiliates	298,845	—	—	—	(298,845)	—
Total revenue	298,845	3,049,377	335,209	239,818	(705,305)	3,217,944

Costs and expenses (income):
Cost of uniform rental and facility services	—	1,250,271	204,973	125,737	(150,158)	1,430,823
Cost of other	—	590,984	(44,715)	30,173	(245,043)	331,399
Selling and administrative expenses	—	1,039,324	(132,955)	61,117	(13,119)	954,367
G&K Services, Inc. integration expenses	—	5,713	10,754	578	—	17,045
Operating income	298,845	163,085	297,152	22,213	(296,985)	484,310

Interest income	—	(76)	(158)	(354)	—	(588)
Interest expense (income)	—	60,005	(452)	(107)	—	59,446

Income before income taxes	298,845	103,156	297,762	22,674	(296,985)	425,452
Income taxes	—	31,019	89,537	6,095	(44)	126,607
Income from continuing operations	298,845	72,137	208,225	16,579	(296,941)	298,845

Income (loss) from discontinued operations, net of tax	55,475	64,374	(8,899)	—	(55,475)	55,475

Net income	$354,320	$136,511	$199,326	$16,579	$(352,416)	$354,320

Consolidating Condensed Statement of Comprehensive Income
Three Months Ended November 30, 2018
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$243,013	$53,428	$179,702	$7,335	$(240,465)	$243,013

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(10,623)	—	—	(10,623)	10,623	(10,623)
Change in fair value of interest rate lock agreements	4,921	4,921	—		(4,921)	4,921
Amortization of interest rate lock agreements	(294)	(294)	—	—	294	(294)

Other comprehensive (loss) income	(5,996)	4,627	—	(10,623)	5,996	(5,996)

Comprehensive income (loss)	$237,017	$58,055	$179,702	$(3,288)	$(234,469)	$237,017

Consolidating Condensed Statement of Comprehensive Income
Three Months Ended November 30, 2017
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$137,109	$17,981	$112,155	$7,874	$(138,010)	$137,109

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(11,374)	—	—	(11,374)	11,374	(11,374)
Amortization of interest rate lock agreements	(172)	(172)	—	—	172	(172)
Change in fair value of available-for-sale securities	(20)	—	—	(20)	20	(20)

Other comprehensive loss	(11,566)	(172)	—	(11,394)	11,566	(11,566)

Comprehensive income (loss)	$125,543	$17,809	$112,155	$(3,520)	$(126,444)	$125,543

Consolidating Condensed Statement of Comprehensive Income
Six Months Ended November 30, 2018
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$455,528	$116,040	$322,735	$12,345	$(451,120)	$455,528

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(13,642)	—	—	(13,642)	13,642	(13,642)
Change in fair value of interest rate lock agreements	1,753	1,753	—	—	(1,753)	1,753
Amortization of interest rate lock agreements	(589)	(589)	—	—	589	(589)

Other comprehensive (loss) income	(12,478)	1,164	—	(13,642)	12,478	(12,478)

Comprehensive income (loss)	$443,050	$117,204	$322,735	$(1,297)	$(438,642)	$443,050

Consolidating Condensed Statement of Comprehensive Income
Six Months Ended November 30, 2017
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$354,320	$136,511	$199,326	$16,579	$(352,416)	$354,320

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	23,810	—	—	23,810	(23,810)	23,810
Amortization of interest rate lock agreements	(344)	(344)	—	—	344	(344)

Other comprehensive income (loss)	23,466	(344)	—	23,810	(23,466)	23,466

Comprehensive income	$377,786	$136,167	$199,326	$40,389	$(375,882)	$377,786

Consolidating Condensed Balance Sheet
As of November 30, 2018
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$47,771	$9,759	$30,949	$—	$88,479
Accounts receivable, net	—	689,606	143,378	71,078	—	904,062
Inventories, net	—	267,335	34,467	17,611	2,461	321,874
Uniforms and other rental items in service	—	624,589	90,914	59,701	(16,958)	758,246
Income taxes, current	—	10,875	16,362	9,358	—	36,595
Prepaid expenses and other current assets	—	75,840	29,394	1,380	—	106,614
Total current assets	—	1,716,016	324,274	190,077	(14,497)	2,215,870

Property and equipment, net	—	923,931	376,274	110,325	—	1,410,530

Investments (1)	321,083	3,596,134	957,740	1,718,070	(6,409,479)	183,548
Goodwill	—	—	2,584,875	260,481	(112)	2,845,244
Service contracts, net	—	449,590	—	71,915	—	521,505
Other assets, net	2,240,914	203,378	4,783,008	2,143	(7,001,057)	228,386
	$2,561,997	$6,889,049	$9,026,171	$2,353,011	$(13,425,145)	$7,405,083

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$(465,247)	$(1,828,417)	$2,495,759	$(27,826)	$37,631	$211,900
Accrued compensation and related liabilities	—	88,374	18,410	10,861	—	117,645
Accrued liabilities	—	87,221	504,186	20,234	—	611,641
Debt due within one year	—	173,500	—	—	—	173,500
Total current liabilities	(465,247)	(1,479,322)	3,018,355	3,269	37,631	1,114,686

Long-term liabilities:
Debt due after one year	—	2,536,018	—	390	—	2,536,408
Deferred income taxes	—	291,233	110,089	34,139	—	435,461
Accrued liabilities	—	61,597	213,289	16,398	—	291,284
Total long-term liabilities	—	2,888,848	323,378	50,927	—	3,263,153

Total shareholders’ equity	3,027,244	5,479,523	5,684,438	2,298,815	(13,462,776)	3,027,244
	$2,561,997	$6,889,049	$9,026,171	$2,353,011	$(13,425,145)	$7,405,083

(1) Investments include inter-company investment activity. Corp 2 and Subsidiary Guarantors hold $18.1 million and $165.4 million, respectively, of the $183.5 million consolidated net investments.

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

Consolidating Condensed Statement of Cash Flows
Six Months Ended November 30, 2018
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated
Cash flows from operating activities:
Net income	$455,528	$116,040	$322,735	$12,345	$(451,120)	$455,528
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	—	68,929	31,274	6,909	—	107,112
Amortization of intangible assets and capitalized contract costs	—	61,044	2,339	4,176	—	67,559
Stock-based compensation	74,784	—	—	—	—	74,784
Gain on sale of a cost method investment	—	—	(69,373)	—	—	(69,373)
Deferred income taxes	—	10,865	5,519	2,843	—	19,227
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	—	(52,953)	(20,151)	(10,183)	(2,461)	(85,748)
Inventories, net	—	(52,989)	3,546	(2,153)	(1,631)	(53,227)
Uniforms and other rental items in service	—	(39,481)	(11,051)	(7,152)	—	(57,684)
Prepaid expenses and other current assets and capitalized contract costs	—	(52,392)	(5,570)	(199)	—	(58,161)
Accounts payable	—	(98,465)	90,324	6,502	(316)	(1,955)
Accrued compensation and related liabilities	—	(16,186)	(6,468)	1,685	—	(20,969)
Accrued liabilities and other	—	(1,908)	(9,983)	(3,431)	—	(15,322)
Income taxes, current	—	(5,329)	(7,109)	(4,766)	—	(17,204)
Net cash provided by (used in) operating activities	530,312	(62,825)	326,032	6,576	(455,528)	344,567

Cash flows from investing activities:
Capital expenditures	—	(92,461)	(37,357)	(7,796)	—	(137,614)
Purchase of marketable securities and investments	—	(466)	(13,605)	—	—	(14,071)
Proceeds from sale of a cost method investment	—	—	73,342	—	—	73,342
Acquisitions of businesses	—	(6,580)	—	—	—	(6,580)
Other, net	(54,795)	(2,534)	(398,963)	(953)	455,528	(1,717)
Net cash used in investing activities	(54,795)	(102,041)	(376,583)	(8,749)	455,528	(86,640)

Cash flows from financing activities:
Issuance of commercial paper, net	—	173,500	—	—	—	173,500
Proceeds from exercise of stock-based compensation awards	32,612	—	—	—	—	32,612
Repurchase of common stock	(508,129)	—	—	—	—	(508,129)
Other, net	—	(5,362)	—	—	—	(5,362)
Net cash (used in) provided by financing activities	(475,517)	168,138	—	—	—	(307,379)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(793)	—	(793)

Net increase (decrease) in cash and cash equivalents	—	3,272	(50,551)	(2,966)	—	(50,245)
Cash and cash equivalents at beginning of period	—	44,499	60,310	33,915	—	138,724
Cash and cash equivalents at end of period	$—	$47,771	$9,759	$30,949	$—	$88,479

Consolidating Condensed Statement of Cash Flows
Six Months Ended November 30, 2017
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Cash flows from operating activities:
Net income	$354,320	$136,511	$199,326	$16,579	$(352,416)	$354,320
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	—	65,942	34,789	6,847	—	107,578
Amortization of intangible assets	—	24,522	2,547	4,192	—	31,261
Stock-based compensation	55,204	—	—	—	—	55,204
(Gain) loss on sale of business	—	(114,581)	15,521	—	—	(99,060)
Deferred income taxes	—	—	40,555	1,607	—	42,162
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	—	(42,881)	20,790	(2,709)	—	(24,800)
Inventories, net	—	17,728	(13,863)	115	(1,385)	2,595
Uniforms and other rental items in service	—	(29,520)	(112)	(3,305)	(357)	(33,294)
Prepaid expenses and other current assets	—	(5,428)	(13,609)	464	—	(18,573)
Accounts payable	—	155,461	(153,831)	(10,176)	(160)	(8,706)
Accrued compensation and related liabilities	—	6,341	(39,311)	(3,510)	—	(36,480)
Accrued liabilities and other	—	(26,847)	26,373	(1,466)	—	(1,940)
Income taxes, current	—	32,963	(22,794)	(1,427)	—	8,742
Net cash provided by operating activities	409,524	220,211	96,381	7,211	(354,318)	379,009

Cash flows from investing activities:
Capital expenditures	—	(90,497)	(36,875)	(5,094)	—	(132,466)
Proceeds from redemption of marketable securities	—	12,400	—	87,859	—	100,259
Purchase of marketable securities and investments	—	5,510	(20,064)	(87,323)	2,000	(99,877)
Proceeds from sale of business	—	127,835	—	—	—	127,835
Acquisitions of businesses, net of cash acquired	—	(1,099)	—	—	—	(1,099)
Other, net	(402,385)	21,470	26,771	956	352,318	(870)
Net cash (used in) provided by investing activities	(402,385)	75,619	(30,168)	(3,602)	354,318	(6,218)

Cash flows from financing activities:
Payments of commercial paper, net	—	(50,500)	—	—	—	(50,500)
Repayment of debt	—	(250,000)	—	—	—	(250,000)
Proceeds from exercise of stock-based compensation awards	28,558	—	—	—	—	28,558
Repurchase of common stock	(35,697)	—	—	—	—	(35,697)
Other, net	—	(1,862)	—	(20)	—	(1,882)
Net cash used in financing activities	(7,139)	(302,362)	—	(20)	—	(309,521)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	3,466	—	3,466

Net (decrease) increase in cash and cash equivalents	—	(6,532)	66,213	7,055	—	66,736
Cash and cash equivalents at beginning of period	—	48,658	17,302	103,306	—	169,266
Cash and cash equivalents at end of period	$—	$42,126	$83,515	$110,361	$—	$236,002

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

RESULTS OF OPERATIONS

Cintas classifies its business into two reportable operating segments and places the remainder of its operating segments in an All Other category. Cintas’ two reportable operating segments are Uniform Rental and Facility Services and First Aid and Safety Services. The Uniform Rental and Facility Services operating segment consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops, and shop towels and other ancillary items. In addition to these rental items, restroom cleaning services and supplies and carpet and tile cleaning services are also provided within this operating segment. The First Aid and Safety Services operating segment consists of first aid and safety services. The remainder of Cintas’ business, which consists of Fire Protection Services and its Uniform Direct Sale business, is included in All Other. These operating segments consist of fire protection products and services and the direct sale of uniforms and related items. Revenue and income before income taxes for the three and six months ended November 30, 2018 and 2017 for the two reportable operating segments and All Other is presented in Note 11 entitled Segment Information of “Notes to Consolidated Condensed Financial Statements.”

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

Consolidated Results

Three Months Ended November 30, 2018 Compared to Three Months Ended November 30, 2017

Total revenue increased 7.0% for the three months ended November 30, 2018 over the same period in the prior fiscal year, from $1,606.4 million to $1,718.3 million. Revenue increased organically by 7.0% as a result of increased sales volume. Organic growth adjusts for the impact of acquisitions and foreign currency exchange rate fluctuations. Total revenue was positively impacted by 0.3% due to acquisitions and negatively impacted by 0.3% due to foreign currency exchange rate fluctuations.

Uniform Rental and Facility Services reportable operating segment revenue increased 6.3% for the three months ended November 30, 2018 over the same period in the prior fiscal year, from $1,308.0 million to $1,390.8 million. Revenue increased organically by 6.6%. Revenue growth was negatively impacted by 0.3% due to foreign currency exchange rate fluctuations. Growth was driven by many factors including new business sold by sales representatives, penetration of additional products and services into existing customers and strong customer retention.

Other revenue, consisting of revenue from the First Aid and Safety Services reportable operating segment and All Other, increased 9.7% for the three months ended November 30, 2018 compared to the same period in the prior fiscal year, from $298.4 million to $327.5 million. Revenue increased organically by 8.4%. Revenue growth was positively impacted by 1.4% due to growth derived through acquisitions in our Fire Protection business, which is included in All Other, and our First Aid and Safety Services reportable operating segment and negatively impacted by 0.1% due to foreign currency exchange rate fluctuations.

Cost of uniform rental and facility services consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other ancillary items. Cost of uniform rental and facility services increased $37.2 million, or 5.1%, for the three months ended November 30, 2018, compared to the three months ended November 30, 2017. This increase was due to higher Uniform Rental and Facility Services reportable operating segment sales volume.

Cost of other consists primarily of cost of goods sold (predominantly first aid and safety products, uniforms, and fire protection products), delivery expenses and distribution expenses in the First Aid and Safety Services reportable operating segment and All Other. Cost of other increased $15.9 million, or 9.6%, for the three months ended November 30, 2018, compared to the three months ended November 30, 2017. The increase was primarily due to higher sales volume in the First Aid and Safety Services reportable operating segment and All Other.

Selling and administrative expenses increased $23.6 million, or 5.0%, for the three months ended November 30, 2018, compared to the same period in the prior fiscal year. The majority of the increase was due to higher Uniform Rental and Facility Services and First Aid and Safety Services reportable operating segment sales volume, as well as increased employee-partner related expenses.

Operating income for the three months ended November 30, 2018 was negatively impacted by $7.8 million of integration expenses incurred in connection with the G&K acquisition. For the three months ended November 30, 2018, the after-tax effect of these integration expenses represents a negative impact of $0.05 per share on diluted earnings per share.

During the three months ended November 30, 2018, Cintas sold a cost method investment for $73.3 million, resulting in a pre-tax gain of $69.4 million. For the three months ended November 30, 2018, the after-tax effect of the gain represents a positive impact of $0.47 per share on diluted earnings per share.

Net interest expense (interest expense less interest income) was $24.5 million for the three months ended November 30, 2018, compared to $28.8 million for the three months ended November 30, 2017. The decrease was primarily due to lower debt outstanding during the current period as a result of the payment of $300.0 million aggregate principal amount of our 6.13% 10-year senior notes that matured on December 1, 2017. Also, during the second quarter of the prior year, Cintas made payments of $7.5 million, net on commercial paper borrowings.

Cintas’ effective tax rate for continuing operations was 24.2% and 33.3% for the three months ended November 30, 2018 and 2017, respectively. The effective tax rate for both periods was largely impacted by certain discrete items (primarily the tax accounting for stock-based compensation). The three-month period ended November 30, 2018 was also impacted by the reduced U.S. corporate tax rate as a result of the enactment of the Tax Cuts and Jobs Act (the Tax Act).

Net income from continuing operations for the three months ended November 30, 2018 increased $105.3 million, or 76.4%, compared to the three months ended November 30, 2017. Diluted earnings per share from continuing operations was $2.18 for the three months ended November 30, 2018, which was an increase of 75.8% compared to the same period in the prior fiscal year. Diluted earnings per share from continuing operations increased due to the increase in earnings from continuing operations.

Uniform Rental and Facility Services Reportable Operating Segment

Three Months Ended November 30, 2018 Compared to Three Months Ended November 30, 2017

Uniform Rental and Facility Services reportable operating segment revenue increased from $1,308.0 million to $1,390.8 million, or 6.3%, for the three months ended November 30, 2018, over the same period in the prior fiscal year, and the cost of uniform rental and facility services increased $37.2 million, or 5.1%. Revenue increased organically by 6.6%. The reportable operating segment’s gross margin was $629.7 million, or 45.3% of revenue. The gross margin was 60 basis points higher than the prior fiscal year’s second quarter gross margin of 44.7%. The increase was driven by lower production related supplies expenses and improvements in process efficiency.

Selling and administrative expenses increased $11.7 million, but decreased as a percent of revenue to 27.2%, compared to 28.1% in the second quarter of the prior fiscal year. The decrease was primarily due to lower labor and employee-partner related expenses as a percent of revenue.

Income before income taxes increased $39.1 million, or 19.2%, for the Uniform Rental and Facility Services reportable operating segment for the three months ended November 30, 2018 compared to the same period in the prior fiscal year. Income before income taxes was 17.5% of the reportable operating segment’s revenue, which was a 190 basis point increase compared to the second quarter of the prior fiscal year of 15.6%. This increase was due primarily to the increase in sales as previously discussed and a reduction in G&K integration expenses compared to the second quarter of the prior year.

First Aid and Safety Services Reportable Operating Segment

Three Months Ended November 30, 2018 Compared to Three Months Ended November 30, 2017

First Aid and Safety Services reportable operating segment revenue increased from $139.1 million to $153.3 million, or 10.3%, for the three months ended November 30, 2018 over the same period in the prior fiscal year. Revenue increased organically by 10.2% as a result of increased sales volume and was positively impacted by 0.1% due to acquisitions. Growth was driven by many factors including new business sold by sales representatives, penetration of additional products and services into existing customers and strong customer retention.

Cost of first aid and safety services increased $5.8 million, or 7.9%, for the three months ended November 30, 2018, over the three months ended November 30, 2017, due to higher sales volume. The gross margin as a percent of revenue was 48.0% for the quarter ended November 30, 2018, which is an increase of 110 basis points compared to the gross margin as a percent of revenue of 46.9% in the same period of the prior fiscal year. The increase was driven primarily by improved sourcing, leveraging of existing warehouses and optimization of delivery routes.

Selling and administrative expenses increased $5.1 million compared to the same quarter in the prior fiscal year. The increase was due primarily to increased employee-partner related expenses. Selling and administrative expenses as a percent of revenue increased to 34.1% compared to 34.0% in the second quarter of the prior fiscal year. The increase in selling and administrative expenses as a percent to revenue was due to higher employee-partner related expenses.
Income before income taxes for the First Aid and Safety Services reportable operating segment increased $3.4 million to $21.3 million for the three months ended November 30, 2018, compared to the same period in the prior fiscal year, due to the previously discussed growth in revenue and improvement in the gross margin percentage. Income before income taxes, at 13.9% of the reportable operating segment’s revenue, was a 100 basis point increase compared to the same quarter of the prior fiscal year due to the reasons previously mentioned.

Consolidated Results

Six Months Ended November 30, 2018 Compared to Six Months Ended November 30, 2017

Total revenue increased 6.2% for the six months ended November 30, 2018 over the same period in the prior fiscal year, from $3,217.9 million to $3,416.2 million. Revenue increased organically by 6.1% as a result of increased sales volume. Organic growth adjusts for the impact of acquisitions and foreign currency exchange rate fluctuations. Total revenue was positively impacted by 0.3% due to acquisitions and negatively impacted by 0.2% due to foreign currency exchange rate fluctuations.

Uniform Rental and Facility Services reportable operating segment revenue increased 5.6% for the six months ended November 30, 2018 over the same period in the prior fiscal year, from $2,619.8 million to $2,765.7 million. Revenue increased organically by 5.8%. Revenue growth was negatively impacted 0.2% by foreign currency exchange rate fluctuations. Growth was driven by many factors including new business sold by sales representatives, penetration of additional products and services into existing customers and strong customer retention.

Other revenue, consisting of revenue from the First Aid and Safety Services reportable operating segment and All Other, increased 8.8% for the six months ended November 30, 2018 compared to the same period in the prior fiscal year, from $598.1 million to $650.5 million. Revenue increased organically by 7.4%. Revenue growth was positively impacted by 1.4% due to growth derived through acquisitions in our Fire Protection business, which is included in All Other, and our First Aid and Safety Services reportable operating segment.

Cost of uniform rental and facility services consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other ancillary items. Cost of uniform rental and facility services increased $76.7 million, or 5.4%, for the six months ended November 30, 2018, compared to the six months ended November 30, 2017. This increase was due to higher Uniform Rental and Facility Services reportable operating segment sales volume.

Cost of other consists primarily of cost of goods sold (predominantly first aid and safety products, uniforms, and fire protection products), delivery expenses and distribution expenses in the First Aid and Safety Services reportable operating segment and All Other. Cost of other increased $27.4 million, or 8.3%, for the six months ended November 30, 2018, compared to the six months ended November 30, 2017. The increase was primarily due to higher sales volume in the First Aid and Safety Services reportable operating segment and All Other.

Selling and administrative expenses increased $41.9 million, or 4.4%, for the six months ended November 30, 2018, compared to the same period in the prior fiscal year. The majority of the increase was due to higher Uniform Rental and Facility Services and First Aid and Safety Services reportable operating segment sales volume as well as increased employee-partner related expenses.

Operating income for the six months ended November 30, 2018 was negatively impacted by $12.7 million of integration expenses incurred in connection with the G&K acquisition. For the six months ended November 30, 2018, the after-tax effect of these integration expenses represents a negative impact of $0.09 per share on diluted earnings per share.

During the six months ended November 30, 2018, Cintas sold a cost method investment for $73.3 million, resulting in a pre-tax gain of $69.4 million. For the six months ended November 30, 2018, the after-tax effect of the gain represents a positive impact of $0.47 per share on diluted earnings per share.

Net interest expense (interest expense less interest income) was $48.3 million for the six months ended November 30, 2018, compared to $58.9 million for the six months ended November 30, 2017. The decrease was primarily due to lower debt outstanding during the current period as a result of the payment of $300.0 million aggregate principal amount of our 6.13% 10-year senior notes that matured on December 1, 2017. Also, during the first half of the prior fiscal year, Cintas made payments of $50.5 million, net on commercial paper borrowings and paid off the term loan balance of $250.0 million with cash on hand.

Cintas’ effective tax rate for continuing operations was 18.9% and 29.8% for the six months ended November 30, 2018 and 2017, respectively. The effective tax rate for both periods was largely impacted by certain discrete items (primarily the tax accounting for stock-based compensation). The six months ended November 30, 2018 was also impacted by the reduced U.S. corporate tax rate as a result of the enactment of the Tax Act.

Net income from continuing operations for the six months ended November 30, 2018 increased $156.7 million, or 52.4%, compared to the six months ended November 30, 2017. Diluted earnings per share from continuing operations was $4.07 for the six months ended November 30, 2018, which was an increase of 51.3% compared to the same period in the prior fiscal year. Diluted earnings per share from continuing operations increased due to the increase in earnings from continuing operations.

Uniform Rental and Facility Services Reportable Operating Segment

Six Months Ended November 30, 2018 Compared to Six Months Ended November 30, 2017

Uniform Rental and Facility Services reportable operating segment revenue increased from $2,619.8 million to $2,765.7 million, or 5.6%, for the six months ended November 30, 2018, over the same period in the prior fiscal year, and the cost of uniform rental and facility services increased $76.7 million, or 5.4%. Revenue increased organically by 5.8%. The reportable operating segment’s gross margin was $1,258.1 million, or 45.5% of revenue. The gross margin was 10 basis points higher than the first six months of the prior fiscal year’s gross margin of 45.4%. The increase was driven by lower production related supplies expenses.

Selling and administrative expenses increased $21.8 million, but decreased as a percent of revenue to 27.9%, compared to 28.6% in the first six months of the prior fiscal year. The decrease in expenses as a percent of revenue was primarily due to lower labor and employee-partner related expenses.

Income before income taxes increased $51.7 million, or 12.2%, for the Uniform Rental and Facility Services reportable operating segment for the six months ended November 30, 2018 compared to the same period in the prior fiscal year. Income before income taxes was 17.2% of the reportable operating segment’s revenue, which was a 110 basis point increase compared to the first six months of the prior fiscal year of 16.1%. This increase was due primarily to the increase in sales as previously discussed and a reduction in G&K integration expenses compared to the same period in the prior year.

First Aid and Safety Services Reportable Operating Segment

Six Months Ended November 30, 2018 Compared to Six Months Ended November 30, 2017

First Aid and Safety Services reportable operating segment revenue increased from $279.7 million to $306.8 million, or 9.7%, for the six months ended November 30, 2018 over the same period in the prior fiscal year. Revenue increased organically by 9.6% as a result of increased sales volume and was positively impacted by 0.1% due to acquisitions. Growth was driven by many factors including new business sold by sales representatives, penetration of additional products and services into existing customers and strong customer retention.

Cost of first aid and safety services increased $12.0 million, or 8.1%, for the six months ended November 30, 2018, over the six months ended November 30, 2017, due to higher sales volume. The gross margin as a percent of revenue was 48.0% for the six months ended November 30, 2018, which is an increase of 80 basis points compared to the gross margin as a percent of revenue of 47.2% in the same period of the prior fiscal year. The increase was driven primarily by improved sourcing, leveraging of existing warehouses and optimization of delivery routes.

Selling and administrative expenses increased $9.2 million during the six months ended November 30, 2018 compared to the same period in the prior fiscal year. The increase was due primarily to increased employee-partner related expenses. Selling and administrative expenses as a percent of revenue increased to 33.9% compared to 33.8% in the first six months of the prior fiscal year. The increase in selling and administrative expenses as a percent to revenue was due to higher employee-partner related expenses.

Income before income taxes for the First Aid and Safety Services reportable operating segment increased $5.9 million to $43.3 million for the six months ended November 30, 2018, compared to the same period in the prior fiscal year, due to the previously discussed growth in revenue and improvement in the gross margin percentage. Income before income taxes, at 14.1% of the reportable operating segment’s revenue, was a 70 basis point increase compared to the same period of the prior fiscal year due to the reasons previously mentioned.

LIQUIDITY AND CAPITAL RESOURCES

The following is a summary of our cash flows and cash, cash equivalents and marketable securities as of and for the six months ended November 30, 2018 and 2017:

(In thousands)	2018	2017

Net cash provided by operating activities	$344,567	$379,009
Net cash used in investing activities	$(86,640)	$(6,218)
Net cash used in financing activities	$(307,379)	$(309,521)

Cash and cash equivalents at the end of the period	$88,479	$236,002
Marketable securities at the end of the period	$—	$22,732

Cash, cash equivalents and marketable securities as of November 30, 2018 and 2017 include $30.9 million and $133.1 million, respectively, that is located outside of the United States.

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

Net cash provided by operating activities was $344.6 million for the six months ended November 30, 2018, a decrease of $34.4 million compared to the six months ended November 30, 2017. The decrease was primarily the result of changes in working capital, which were partially offset by an increase in net income.

Net cash used in investing activities includes capital expenditures, proceeds from the sale of investments and businesses and cash paid for acquisitions of businesses. Capital expenditures were $137.6 million and $132.5 million for the six months ended November 30, 2018 and 2017, respectively. Capital expenditures in fiscal 2019 primarily relate to expansion efforts in the Uniform Rental and Facility Services reportable operating segment, representing $109.8 million of the current fiscal year amount. Cash paid for acquisitions of businesses was $6.6 million and $1.1 million for the six months ended November 30, 2018 and 2017, respectively. The acquisitions during the six months ended November 30, 2018 occurred in our Uniform Rental and Facility Services reportable operating segment, our First Aid and Safety Services reportable operating segment and our Fire Protection business, which is included in All Other. Also, during the six months ended November 30, 2018, investing activities included proceeds of $73.3 million from the sale of a cost method investment, and during the six months ended November 30, 2017, included proceeds of $127.8 million related to the sale of Discontinued Services. Net cash used in investing activities also includes purchases of marketable securities and investments of $14.1 million for the six months ended November 30, 2018 and net proceeds from redemptions and purchases of marketable securities and investments of $0.4 million for the six months ended November 30, 2017.

Net cash used in financing activities was $307.4 million and $309.5 million for the six months ended November 30, 2018 and 2017, respectively. On August 2, 2016, we announced that the Board of Directors authorized a $500.0 million share buyback program, which does not have an expiration date. During the six months ended November 30, 2018, under the August 2, 2016 plan, we purchased a total of 2.1 million shares of Cintas common stock at an average price of $192.55 for a total purchase price of $410.0 million. This completed the August 2, 2016 share buyback program. On October 30, 2018, we announced that the Board of Directors authorized a new $1.0 billion share buyback program, which does not have an expiration date. Under this new program, we purchased 0.2 million shares of Cintas common stock at an average price of $181.41 for a total purchase price of $36.6 million. Subsequent to November 30, 2018 through January 8, 2019, under the new share buyback program, Cintas purchased 0.6 million shares at an average price of $167.32 per share for a total purchase price of $100.0 million. From the inception of the October 30, 2018 share buyback plan through January 8, 2019, Cintas has purchased a total of 0.8 million shares of Cintas common stock at an average price of $170.87 for a total purchase price of $136.6 million. In addition, for the six months ended November 30, 2018, Cintas acquired 0.3 million shares of Cintas common stock for employee payroll taxes due on restricted stock awards that vested during the six months ended November 30, 2018. These shares were acquired at an average price of $204.32 per share for a total purchase price of $61.5 million.

During the six months ended November 30, 2018, Cintas issued $173.5 million, net of commercial paper borrowings. During the six months ended November 30, 2017, Cintas made payments of $50.5 million, net on commercial paper borrowings and paid off the term loan balance of $250.0 million with cash on hand.

The following table summarizes Cintas' outstanding debt:

(In thousands)	Interest Rate		Fiscal Year Issued	Fiscal Year Maturity	November 30, 2018	May 31, 2018

Debt due within one year
Commercial paper	2.60%	(1)	Various	Various	$173,500	$—
Total debt due within one year					$173,500	$—

Debt due after one year
Senior notes	4.30%		2012	2022	$250,000	$250,000
Senior notes	2.90%		2017	2022	650,000	650,000
Senior notes	3.25%		2013	2023	300,000	300,000
Senior notes (2)	2.78%		2013	2023	51,902	52,119
Senior notes (3)	3.11%		2015	2025	52,140	52,309
Senior notes	3.70%		2017	2027	1,000,000	1,000,000
Senior notes	6.15%		2007	2037	250,000	250,000
Debt issuance costs					(17,634)	(19,119)
Total debt due after one year					$2,536,408	$2,535,309
(1) Variable rate debt instrument. The rate presented is the variable borrowing rate at November 30, 2018.
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

The credit agreement that supports our commercial paper program was amended on September 16, 2016. The amendment increased the capacity of the revolving credit facility from $450.0 million to $600.0 million and added a $250.0 million term loan facility. The credit agreement has an accordion feature that provides Cintas the ability to request increases to the borrowing commitments under either the revolving credit facility or a new term loan of up to $250.0 million in the aggregate, subject to customary conditions. The maturity date of the credit agreement is September 15, 2021. As of November 30, 2018, there was $173.5 million commercial paper outstanding and no borrowings on our revolving credit facility. As of May 31, 2018, there was no commercial paper outstanding and no borrowings on our revolving credit facility.

Cintas has certain covenants related to debt agreements. These covenants limit our ability to incur certain liens, to engage in sale-leaseback transactions and to merge, consolidate or sell all or substantially all of Cintas' assets. These covenants also require Cintas to maintain certain debt to earnings before interest, taxes, depreciation and amortization (EBITDA) and interest coverage ratios. Cross-default provisions exist between certain debt instruments. If a default of a significant covenant were to occur, the default could result in an acceleration of the maturity of the indebtedness, impair liquidity and limit the ability to raise future capital. As of November 30, 2018, Cintas was in compliance with all debt covenants.

Our access to the commercial paper and long-term debt markets has historically provided us with sources of liquidity.  We do not anticipate having difficulty in obtaining financing from those markets in the future in view of our favorable experiences in the debt markets in the recent past. Our ability to continue to access the commercial paper and long-term debt markets on favorable interest rate and other terms will depend, to a significant degree, on the ratings assigned by the credit rating agencies to our indebtedness. As of November 30, 2018, our ratings were as follows:

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

ITEM 4.
CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

With the participation of Cintas’ management, including Cintas’ Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, Cintas has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of November 30, 2018.  Based on such evaluation, Cintas’ management, including Cintas’ Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, has concluded that Cintas’ disclosure controls and procedures were effective as of November 30, 2018, in ensuring (i) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is accumulated and communicated to Cintas’ management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Beginning June 1, 2018, we adopted ASU 2014-09 and implemented certain changes to our related revenue recognition control activities, including the development of new policies and periodic reviews of revenue transactions based on the five-step model provided in the new revenue standard, enhanced contract review requirements and other ongoing monitoring activities. There were no other changes in Cintas’ internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended November 30, 2018, that have materially affected, or are reasonably likely to materially affect, Cintas' internal control over financial reporting.

Part II.  Other Information

ITEM 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period (In millions, except share and per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan (1)	Maximum approximate dollar value of shares that may yet be purchased under the plan (1)

September 1 - 30, 2018 (2)	111,424	$204.68	111,153	$308.8
October 1 - 31, 2018 (3)	994,552	$196.76	993,400	$1,113.3
November 1 - 30, 2018 (4)	836,831	$179.32	836,069	$963.4
Total	1,942,807	$189.70	1,940,622	$963.4

(1) On August 2, 2016, the Board of Directors authorized a $500.0 million share buyback program, which does not have an expiration date. From the inception of the August 2, 2016 share buyback program through November 2018, Cintas has purchased a total of 2.6 million shares of Cintas common stock at an average price of $188.82 per share for a total purchase price of $500.0 million. On October 30, 2018, Cintas announced that the Board of Directors authorized a new $1.0 billion share buyback program, which does not have an expiration date. From the inception of the October 30, 2018 share buyback program through November 30, 2018, Cintas has purchased a total of 0.2 million shares of Cintas common stock at an average price of $181.41 per share for a total purchase price of $36.6 million.
(2) During September 2018, Cintas acquired 271 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $214.61 per share for a total purchase price of less than $0.1 million.
(3) During October 2018, Cintas acquired 1,152 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $193.28 per share for a total purchase price of $0.2 million.
(4) During November 2018, Cintas acquired 762 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $187.38 per share for a total purchase price of $0.1 million.

ITEM 5.
OTHER INFORMATION

On October 30, 2018, Cintas declared an annual cash dividend of $2.05 per share on outstanding common stock, a 26.5% increase over the annual dividend paid in the prior year. The dividend was paid on December 7, 2018, to shareholders of record as of November 9, 2018.

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

CINTAS CORPORATION
(Registrant)

Date:	January 8, 2019	/s/	J. Michael Hansen

J. Michael Hansen
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)