Form 10-Q
period 2019-02-28
CINTAS CORP
filed 2019-04-05
CIK 723254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2019
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

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes      No     ✓

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding March 31, 2019
Common Stock, no par value	104,570,866

CINTAS CORPORATION

Part I.  Financial Information

CINTAS CORPORATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
(In thousands except per share data)

	Three Months Ended		Nine Months Ended
	February 28, 2019	February 28, 2018	February 28, 2019	February 28, 2018
Revenue:
Uniform rental and facility services	$1,358,322	$1,284,516	$4,124,038	$3,904,338
Other	324,008	304,622	974,535	902,744
Total revenue	1,682,330	1,589,138	5,098,573	4,807,082

Costs and expenses:
Cost of uniform rental and facility services	748,971	718,138	2,256,543	2,148,961
Cost of other	178,206	170,537	537,007	501,936
Selling and administrative expenses	476,099	490,618	1,472,404	1,444,985
G&K Services, Inc. integration expenses	799	9,821	13,496	26,866

Operating income	278,255	200,024	819,123	684,334

Gain on sale of a cost method investment	—	—	69,373	—

Interest income	(70)	(384)	(957)	(972)
Interest expense	26,770	25,901	75,954	85,347

Income before income taxes	251,555	174,507	813,499	599,959
Income tax expense (benefit)	50,632	(121,282)	157,035	5,325
Income from continuing operations	200,923	295,789	656,464	594,634
Income from discontinued operations, net of tax expense of $772, tax benefit of $6,157, tax expense of $768 and tax expense of $34,946, respectively	2,411	6,306	2,398	61,781
Net income	$203,334	$302,095	$658,862	$656,415

Basic earnings per share:
Continuing operations	$1.89	$2.73	$6.10	$5.50
Discontinued operations	0.02	0.06	0.02	0.57
Basic earnings per share	$1.91	$2.79	$6.12	$6.07

Diluted earnings per share:
Continuing operations	$1.83	$2.66	$5.91	$5.35
Discontinued operations	0.02	0.05	0.02	0.55
Diluted earnings per share	$1.85	$2.71	$5.93	$5.90

Dividends declared per share	$2.05	$1.62	$2.05	$1.62

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	February 28, 2019	February 28, 2018	February 28, 2019	February 28, 2018

Net income	$203,334	$302,095	$658,862	$656,415

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	5,025	2,374	(8,617)	26,184
Change in fair value of interest rate lock agreements	(8,183)	—	(6,430)	—
Amortization of interest rate lock agreements	(295)	(294)	(884)	(638)

Other comprehensive (loss) income	(3,453)	2,080	(15,931)	25,546

Comprehensive income	$199,881	$304,175	$642,931	$681,961

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands except share data)

	February 28, 2019	May 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$80,859	$138,724
Accounts receivable, net	878,037	804,583
Inventories, net	339,805	280,347
Uniforms and other rental items in service	773,534	702,261
Income taxes, current	42,552	19,634
Prepaid expenses and other current assets	108,969	32,383
Total current assets	2,223,756	1,977,932

Property and equipment, net	1,424,063	1,382,730

Investments	191,818	175,581
Goodwill	2,847,783	2,846,888
Service contracts, net	508,402	545,768
Other assets, net	237,851	29,315
	$7,433,673	$6,958,214

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$214,567	$215,074
Accrued compensation and related liabilities	136,814	140,654
Accrued liabilities	425,470	420,129
Debt due within one year	217,500	—
Total current liabilities	994,351	775,857

Long-term liabilities:
Debt due after one year	2,536,958	2,535,309
Deferred income taxes	439,011	352,581
Accrued liabilities	283,861	277,941
Total long-term liabilities	3,259,830	3,165,831

Shareholders’ equity:
Preferred stock, no par value:	—	—
100,000 shares authorized, none outstanding
Common stock, no par value:	826,175	618,464
425,000,000 shares authorized
FY 2019: 184,559,502 shares issued and 104,932,029 shares outstanding
FY 2018: 182,723,471 shares issued and 106,326,383 shares outstanding
Paid-in capital	197,327	245,211
Retained earnings	6,465,121	5,837,827
Treasury stock:	(4,309,543)	(3,701,319)
FY 2019: 79,627,473 shares
FY 2018: 76,397,088 shares
Accumulated other comprehensive income	412	16,343
Total shareholders’ equity	3,179,492	3,016,526
	$7,433,673	$6,958,214
See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands)

	Common Stock		Paid-In Capital	Retained Earnings	Other Accumulated Comprehensive Income	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount

Balance at June 1, 2018	182,723	$618,464	$245,211	$5,837,827	$16,343	(76,397)	$(3,701,319)	$3,016,526
Cumulative effect of change in accounting principle	—	—	—	189,192	—	—	—	189,192
Net income	—	—	—	212,515	—	—	—	212,515
Comprehensive loss, net of tax	—	—	—	—	(6,482)	—	—	(6,482)
Dividends	—	—	—	1	—	—	—	1
Stock-based compensation	—	—	46,172	—	—	—	—	46,172
Vesting of stock-based compensation awards	739	151,012	(151,012)	—	—	—	—	—
Stock options exercised, net of shares surrendered	594	27,512	—	—	—	—	—	27,512
Repurchase of common stock	—	—	—	—	—	(689)	(139,468)	(139,468)
Balance at August 31, 2018	184,056	$796,988	$140,371	$6,239,535	$9,861	(77,086)	$(3,840,787)	$3,345,968
Net income	—	—	—	243,013	—	—	—	243,013
Comprehensive loss, net of tax	—	—	—	—	(5,996)	—	—	(5,996)
Dividends	—	—	—	(220,792)	—	—	—	(220,792)
Stock-based compensation	—	—	28,612	—	—	—	—	28,612
Vesting of stock-based compensation awards	11	2,146	(2,146)	—	—	—	—	—
Stock options exercised, net of shares surrendered	86	5,100	—	—	—	—	—	5,100
Repurchase of common stock	—	—	—	—	—	(1,943)	(368,661)	(368,661)
Balance at November 30, 2018	184,153	$804,234	$166,837	$6,261,756	$3,865	(79,029)	$(4,209,448)	$3,027,244
Net income	—	—	—	203,334	—	—	—	203,334
Comprehensive loss, net of tax	—	—	—	—	(3,453)	—	—	(3,453)
Dividends	—	—	—	31	—	—	—	31
Stock-based compensation	—	—	30,769	—	—	—	—	30,769
Vesting of stock-based compensation awards	2	279	(279)	—	—	—	—	—
Stock options exercised, net of shares surrendered	404	21,662	—	—	—	—	—	21,662
Repurchase of common stock	—	—	—	—	—	(598)	(100,095)	(100,095)
Balance at February 28, 2019	184,559	$826,175	$197,327	$6,465,121	$412	(79,627)	$(4,309,543)	$3,179,492

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands)

	Common Stock		Paid-In Capital	Retained Earnings	Other Accumulated Comprehensive (Loss) Income	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount

Balance at June 1, 2017	180,993	$485,068	$223,924	$5,170,830	$(3,029)	(75,592)	$(3,574,000)	2,302,793
Net income	—	—	—	217,211	—	—	—	217,211
Comprehensive income, net of tax	—	—	—	—	35,032	—	—	35,032
Dividends	—	—	—	(1)	—	—	—	(1)
Stock-based compensation	—	—	28,630	—	—	—	—	28,630
Vesting of stock-based compensation awards	656	84,040	(84,040)	—	—	—	—	—
Stock options exercised, net of shares surrendered	395	17,256	—	—	—	—	—	17,256
Repurchase of common stock	—	—	—	—	—	(272)	(35,040)	(35,040)
Balance at August 31, 2017	182,044	$586,364	$168,514	$5,388,040	$32,003	(75,864)	$(3,609,040)	$2,565,881
Net income	—	—	—	137,109	—	—	—	137,109
Comprehensive loss, net of tax	—	—	—	—	(11,566)	—	—	(11,566)
Dividends	—	—	—	(175,610)	—	—	—	(175,610)
Stock-based compensation	—	—	26,574	—	—	—	—	26,574
Vesting of stock-based compensation awards	18	2,897	(2,897)	—	—	—	—	—
Stock options exercised, net of shares surrendered	277	11,302	—	—	—	—	—	11,302
Repurchase of common stock	—	—	—	—	—	(5)	(657)	(657)
Balance at November 30, 2017	182,339	$600,563	$192,191	$5,349,539	$20,437	(75,869)	$(3,609,697)	$2,553,033
Net income	—	—	—	302,095	—	—	—	302,095
Comprehensive income, net of tax	—	—	—	—	2,080	—	—	2,080
Dividends	—	—	—	22	—	—	—	22
Stock-based compensation	—	—	30,840	—	—	—	—	30,840
Vesting of stock-based compensation awards	22	3,642	(3,642)	—	—	—	—	—
Stock options exercised, net of shares surrendered	197	7,280	—	—	—	—	—	7,280
Repurchase of common stock	—	—	—	—	—	(8)	(1,353)	(1,353)
Balance at February 28, 2018	182,558	$611,485	$219,389	$5,651,656	$22,517	(75,877)	$(3,611,050)	$2,893,997

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	February 28, 2019	February 28, 2018
Cash flows from operating activities:
Net income	$658,862	$656,415
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	164,380	157,319
Amortization of intangible assets and capitalized contract costs	101,949	47,583
Stock-based compensation	105,553	86,044
Gain on sale of a cost method investment	(69,373)	—
Gain on sale of business	(2,419)	(99,060)
Deferred income taxes	25,079	(120,428)
Change in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(61,102)	(40,046)
Inventories, net	(70,716)	4,011
Uniforms and other rental items in service	(72,336)	(44,050)
Prepaid expenses and other current assets and capitalized contract costs	(85,123)	(17,925)
Accounts payable	79	(580)
Accrued compensation and related liabilities	(3,866)	(2,209)
Accrued liabilities and other	3,614	10,997
Income taxes, current	(23,864)	22,793
Net cash provided by operating activities	670,717	660,864

Cash flows from investing activities:
Capital expenditures	(207,805)	(196,040)
Proceeds from redemption of marketable securities	—	146,302
Purchase of marketable securities and investments	(17,544)	(157,528)
Proceeds from sale of a cost method investment	73,342	—
Proceeds from sale of business	3,200	127,835
Acquisitions of businesses, net of cash acquired	(7,403)	(12,298)
Other, net	(6,804)	1,746
Net cash used in investing activities	(163,014)	(89,983)

Cash flows from financing activities:
Issuance of commercial paper, net	217,500	137,000
Repayment of debt	—	(550,000)
Proceeds from exercise of stock-based compensation awards	54,274	35,838
Dividends paid	(220,760)	(175,589)
Repurchase of common stock	(608,224)	(37,050)
Other, net	(8,088)	(2,489)
Net cash used in financing activities	(565,298)	(592,290)

Effect of exchange rate changes on cash and cash equivalents	(270)	4,706

Net decrease in cash and cash equivalents	(57,865)	(16,703)

Cash and cash equivalents at beginning of period	138,724	169,266

Cash and cash equivalents at end of period	$80,859	$152,563
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

Inventories, net are measured at the lower of cost (first-in, first-out) or net realizable value. Inventory is comprised of the following amounts at:

(In thousands)	February 28, 2019	May 31, 2018

Raw materials	$18,628	$17,042
Work in process	32,525	27,350
Finished goods	288,652	235,955
	$339,805	$280,347
Inventories are recorded net of reserves for obsolete inventory of $32.6 million and $37.0 million at February 28, 2019 and May 31, 2018, respectively.

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

		Impacts of Adopting ASU 2014-09
(In thousands)	May 31, 2018	Capitalization of Contract Costs	Assets With No Alternative Use	June 1, 2018

ASSETS
Accounts receivable, net	$804,583	$—	$13,426	$818,009
Inventories, net	280,347	—	(11,265)	269,082
Prepaid expenses and other current assets	32,383	63,463	—	95,846
Total current assets	1,977,932	63,463	2,161	2,043,556

Other assets, net	29,315	187,503	—	216,818

Total assets	$6,958,214	$250,966	$2,161	$7,211,341

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deferred income taxes	$352,581	$63,389	$546	$416,516
Total long-term liabilities	3,165,831	63,389	546	3,229,766

Retained earnings	5,837,827	187,577	1,615	6,027,019
Total shareholders' equity	3,016,526	187,577	1,615	3,205,718

Total liabilities and shareholders' equity	$6,958,214	$250,966	$2,161	$7,211,341

The impacts of adopting ASU 2014-09 on our fiscal 2019 consolidated condensed financial statements are presented in the following tables:

	Nine Months Ended February 28, 2019
Consolidated Condensed Statement of Income (In thousands)	As Reported	Under Historical Guidance	Impact of Adopting ASU 2014-09

Revenue:
Uniform rental and facility services	$4,124,038	$4,127,359	$(3,321)
Other	974,535	971,995	2,540
Total revenue	5,098,573	5,099,354	(781)

Costs and expenses:
Cost of other	537,007	535,364	1,643
Selling and administrative expenses	1,472,404	1,493,553	(21,149)
Operating income	819,123	800,398	18,725

Income before income taxes	813,499	794,774	18,725
Income taxes	157,035	152,466	4,569
Income from continuing operations	656,464	642,308	14,156
Net income	$658,862	$644,706	$14,156

Diluted earnings per share	$5.93	$5.80	$0.13

	Balance at February 28, 2019
Consolidated Condensed Balance Sheet (In thousands)	As Reported	Under Historical Guidance	Impact of Adopting ASU 2014-09

ASSETS
Accounts receivable, net	$878,037	$861,725	$16,312
Inventories, net	339,805	352,714	(12,909)
Income taxes, current	42,552	42,855	(303)
Prepaid expenses and other current assets	108,969	40,616	68,353
Total current assets	2,223,756	2,152,303	71,453

Other assets, net	237,851	37,756	200,095

Total assets	$7,433,673	$7,162,125	$271,548

LIABILITIES AND SHAREHOLDERS’ EQUITY

Long-term liabilities:
Deferred income taxes	$439,011	$370,811	$68,200
Total long-term liabilities	3,259,830	3,191,630	68,200

Retained earnings	6,465,121	6,261,773	203,348
Total shareholders' equity	3,179,492	2,976,144	203,348

Total liabilities and shareholders' equity	$7,433,673	$7,162,125	$271,548

The adoption of ASU 2014-09 had no impact to the Company's fiscal 2019 operating cash flow, and the only impact of the adoption on our fiscal 2019 consolidated condensed statement of comprehensive income was the impact to net income as presented in the table above.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less can be accounted for similar to existing guidance for operating leases today, which is an accounting policy election in Topic 842 that the Company will elect. The guidance also requires disclosures that meet the objective of enabling financial statement users to assess the amount, timing, and uncertainty of cash flows arising from leases. Topic 842 supersedes the previous leases standard, Accounting Standards Codification (ASC) 840, "Leases." This guidance is effective for reporting periods beginning after December 15, 2018, and will be adopted by the Company on June 1, 2019. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, to provide an additional transition method option available to registrants. In accordance with Topic 842, a registrant can elect not to present comparative financial information under Topic 842 if it recognizes a cumulative-effect adjustment to retained earnings upon adoption. The Company intends to make this transition election. The amendments in Topic 842 are effective for the Company on the same date as ASU 2016-02. The Company has implemented a new lease system in connection with the adoption of Topic 842. The majority of our lease spend relates to certain real estate with the remaining lease spend primarily related to equipment. We currently expect the adoption of this standard to result in a material increase to the assets and liabilities on the consolidated condensed balance sheets, but we do not expect a material impact on the consolidated condensed statements of income or consolidated condensed statements of cash flows.

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

In February 2018, the FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." ASU 2018-02 allows entities to elect to reclassify the income tax effects resulting from the Tax Cuts and Jobs Act (Tax Act) on items within accumulated other comprehensive income to retained earnings and requires additional related disclosures. This standard is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, however, early adoption is permitted. Cintas is currently evaluating the impact that ASU 2018-02 will have on its consolidated condensed financial statements.

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

2.    Revenue Recognition
The following table presents Cintas' total revenue disaggregated by service type:

	Three Months Ended				Nine Months Ended
	February 28, 2019		February 28, 2018		February 28, 2019		February 28, 2018
(In thousands)	Revenue	%	Revenue	%	Revenue	%	Revenue	%

Uniform Rental and Facility Services	$1,358,322	80.7%	$1,284,516	80.8%	$4,124,038	80.9%	$3,904,338	81.2%
First Aid and Safety Services	149,170	8.9%	137,327	8.7%	455,935	8.9%	416,999	8.7%
Fire Protection Services	99,688	5.9%	87,498	5.5%	293,980	5.8%	254,994	5.3%
Uniform Direct Sales	75,150	4.5%	79,797	5.0%	224,620	4.4%	230,751	4.8%
Total revenue	$1,682,330	100.0%	$1,589,138	100.0%	$5,098,573	100.0%	$4,807,082	100.0%

For the three and nine months ended February 28, 2019, the percentage of revenue recognized over time as the services are performed was 95.4% and 95.6%, respectively, of Uniform Rental and Facility Services revenue, 90.6% and 90.7%, respectively, of First Aid and Safety Services revenue and 100% and 100%, respectively, of Fire Protection Services revenue. During the same periods, the Uniform Direct Sales business unit recognized 96.3% and 96.4%, respectively, of revenue at a point in time, which generally occurs when the goods are transferred to the customer. Fire Protection Services and Uniform Direct Sales are recorded within the All Other reportable segment disclosed in Note 11 entitled Segment Information.

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

Certain of our customer contracts, primarily within our Uniform Direct Sales business, include pricing terms and conditions that include components of variable consideration. The variable consideration is typically in the form of consideration paid to a customer based on performance metrics specified within the contract. Specifically, some contracts contain discounts or rebates that the customer can earn through the achievement of specified volume levels. Each component of variable consideration is earned based on the Company's actual performance during the measurement period specified within the contract. To determine the transaction price, the Company estimates the variable consideration using the most likely amount method, based on the specific contract provisions and known performance results during the relevant measurement period. When determining if variable consideration should be constrained, the Company considers whether factors outside its control could result in a significant reversal of revenue. In making these assessments, the Company considers the likelihood and magnitude of a potential reversal. The Company's performance period generally corresponds with the monthly invoice period. No constraints on our revenue recognition were applied during the three or nine months ended February 28, 2019. The Company reassesses these estimates during each reporting period. Cintas maintains a liability for these discounts and rebates within accrued liabilities on the consolidated condensed balance sheets. Variable consideration also includes consideration paid to a customer at the beginning of a contract. Cintas capitalizes this consideration and amortizes it over the life of the contract as a reduction to revenue in accordance with ASC 606. These assets are included in other assets, net on the consolidated condensed balance sheet.

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

Costs to Obtain a Contract
The Company capitalizes commission expenses paid to our employee-partners when the commissions are deemed to be incremental for obtaining the route servicing customer contract. The deferred commissions are amortized on a straight-line basis over the expected period of benefit. We review the deferred commission balances for impairment on an ongoing basis. Deferred commissions are classified as current or noncurrent based on the timing of when we expect to recognize the expense. The current portion is included in prepaid expenses and other current assets and the noncurrent portion is included in other assets, net on the Company's consolidated condensed balance sheets. As of February 28, 2019, the current and noncurrent assets related to deferred commissions totaled $68.4 million and $203.3 million, respectively. We recorded amortization expense related to deferred commissions of $18.0 million and $52.7 million during the three and nine months ended February 28, 2019, respectively. These expenses are classified in selling and administrative expense on the consolidated condensed statements of income.

3.    Fair Value Measurements

All financial instruments that are measured at fair value on a recurring basis have been classified within the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the consolidated condensed balance sheet date. These financial instruments measured at fair value on a recurring basis are summarized below:

	As of February 28, 2019
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$80,859	$—	$—	$80,859
Total assets at fair value	$80,859	$—	$—	$80,859

Accrued liabilities:
Interest rate lock agreements	$—	$8,460	$—	$8,460
Total liabilities at fair value	$—	$8,460	$—	$8,460

	As of May 31, 2018
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$138,724	$—	$—	$138,724
Total assets at fair value	$138,724	$—	$—	$138,724
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
Interest, realized gains and losses and declines in value determined to be other than temporary on available-for-sale securities are included in interest income or expense. The cost of the securities sold is based on the specific identification method. There were no outstanding marketable securities as of February 28, 2019 or May 31, 2018.
As of February 28, 2019, accrued liabilities included the fair value of outstanding interest rate lock agreements. The fair values of Cintas' interest rate lock agreements are based on similar exchange traded derivatives (market approach) and are, therefore, included within Level 2 of the fair value hierarchy. The fair value was determined by comparing the locked rates against the benchmarked treasury rate.

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

4.    Investments

Investments at February 28, 2019 of $191.8 million include the cash surrender value of insurance policies of $170.2 million, equity method investments of $18.4 million and cost method investments of $3.2 million. Investments at May 31, 2018 of $175.6 million include the cash surrender value of insurance policies of $154.0 million, equity method investments of $16.4 million and cost method investments of $5.2 million. Investments are generally evaluated for impairment on an annual basis or when indicators of impairment exist. For the nine months ended February 28, 2019 and 2018, no impairment losses were recorded.

During the second quarter of fiscal 2019, Cintas sold a cost method investment to a third party. Proceeds from the sale were $73.3 million, which resulted in a pre-tax gain of $69.4 million.

5.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations using the two-class method for amounts attributable to Cintas’ common shares:

	Three Months Ended		Nine Months Ended
Basic Earnings per Share from Continuing Operations (in thousands except per share data)	February 28, 2019	February 28, 2018	February 28, 2019	February 28, 2018

Income from continuing operations	$200,923	$295,789	$656,464	$594,634
Less: income from continuing operations allocated to participating securities	2,783	5,248	8,977	10,546
Income from continuing operations available to common shareholders	$198,140	$290,541	$647,487	$584,088
Basic weighted average common shares outstanding	105,080	106,558	106,147	106,210

Basic earnings per share from continuing operations	$1.89	$2.73	$6.10	$5.50

	Three Months Ended		Nine Months Ended
Diluted Earnings per Share from Continuing Operations (in thousands except per share data)	February 28, 2019	February 28, 2018	February 28, 2019	February 28, 2018

Income from continuing operations	$200,923	$295,789	$656,464	$594,634
Less: income from continuing operations allocated to participating securities	2,783	5,248	8,977	10,546
Income from continuing operations available to common shareholders	$198,140	$290,541	$647,487	$584,088
Basic weighted average common shares outstanding	105,080	106,558	106,147	106,210
Effect of dilutive securities – employee stock options	3,082	3,617	3,436	3,044
Diluted weighted average common shares outstanding	108,162	110,175	109,583	109,254

Diluted earnings per share from continuing operations	$1.83	$2.66	$5.91	$5.35

For both the three and nine months ended February 28, 2019, both basic and diluted earnings per share from discontinued operations were $0.02. Basic and diluted earnings per share from discontinued operations were $0.06 and $0.05, respectively, for the three months ended February 28, 2018, and $0.57 and $0.55, respectively, for the nine months ended February 28, 2018.

For the three months ended February 28, 2019 and 2018, options granted to purchase 0.7 million and 1.0 million shares of Cintas common stock, respectively, were excluded from the computation of diluted earnings per share. For the nine months ended February 28, 2019 and 2018, options granted to purchase 0.5 million and 0.8 million shares of Cintas common stock, respectively, were excluded from the computation of diluted earnings per share. The exercise prices of these options were greater than the average market price of the common stock (anti-dilutive).

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

(In thousands except per share data)	Three Months Ended February 28, 2019			Nine Months Ended February 28, 2019
Buyback Program	Shares	Avg. Price per Share	Purchase Price	Shares	Avg. Price per Share	Purchase Price

August 2, 2016	—	$—	$—	2,130	$192.55	$410,003
October 30, 2018	598	$167.32	$100,000	799	$170.87	$136,579
	598	$167.32	$100,000	2,929	$186.63	$546,582
In the period subsequent to February 28, 2019 through April 5, 2019, we purchased 0.4 million shares of Cintas common stock under the new share buyback program at an average price of $203.26 for a total purchase price of $83.3 million. From the inception of the October 30, 2018 share buyback program through April 5, 2019, Cintas has purchased a total of 1.2 million shares of Cintas common stock at an average price of $181.85 for a total purchase price of $219.9 million.

For the three months ended February 28, 2019, Cintas acquired less than 0.1 million shares of Cintas common stock for employee payroll taxes dues on restricted stock awards that vested during the three months ended February 28, 2019. These shares were acquired at an average price of $195.14 per share for a total purchase price of less than $0.1 million. During the nine months ended February 28, 2019, Cintas acquired 0.3 million shares of Cintas common stock for employee payroll taxes due on restricted stock awards that vested during the nine months ended February 28, 2019. These shares were acquired at an average price of $204.31 per share for a total purchase price of $61.6 million.

6.    Goodwill, Service Contracts and Other Assets

Changes in the carrying amount of goodwill and service contracts for the nine months ended February 28, 2019, by reportable operating segment and All Other, are as follows:

Goodwill (in thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Total

Balance as of June 1, 2018	$2,505,476	$244,279	$97,133	$2,846,888
Goodwill acquired	167	—	5,199	5,366
Foreign currency translation	(4,124)	(329)	(18)	(4,471)
Balance as of February 28, 2019	$2,501,519	$243,950	$102,314	$2,847,783

Service Contracts (in thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Total

Balance as of June 1, 2018	$492,067	$27,294	$26,407	$545,768
Service contracts acquired	987	13	5,034	6,034
Service contracts amortization	(35,214)	(2,876)	(4,038)	(42,128)
Foreign currency translation	(1,229)	(43)	—	(1,272)
Balance as of February 28, 2019	$456,611	$24,388	$27,403	$508,402

Information regarding Cintas’ service contracts and other assets is as follows:

	As of February 28, 2019
(In thousands)	Carrying Amount	Accumulated Amortization	Net

Service contracts	$929,244	$420,842	$508,402

Capitalized contract costs (1)	$255,998	$52,736	$203,262
Noncompete and consulting agreements	42,163	40,382	1,781
Other	48,989	16,181	32,808
Total other assets	$347,150	$109,299	$237,851
(1) The current portion of capitalized contract costs, included in prepaid expenses and other current assets on the consolidated condensed balance sheet as of February 28, 2019, is $68.4 million.

	As of May 31, 2018
(In thousands)	Carrying Amount	Accumulated Amortization	Net

Service contracts	$924,978	$379,210	$545,768

Noncompete and consulting agreements	$41,710	$39,877	$1,833
Other	38,787	11,305	27,482
Total other assets	$80,497	$51,182	$29,315

Amortization expense for service contracts and other assets for continuing operations was $33.7 million and $15.7 million for the three months ended February 28, 2019 and 2018, respectively. Amortization expense for service contracts and other assets for continuing operations was $99.9 million and $45.5 million for the nine months ended February 28, 2019 and 2018, respectively. Estimated amortization expense for service contracts and other assets, excluding any future acquisitions and commissions to be earned, for each of the next five full fiscal years and thereafter is $134.3 million, $128.3 million, $113.2 million, $101.1 million, $82.9 million and $329.4 million, respectively.

7.    Debt, Derivatives and Hedging Activities

Cintas' outstanding debt is summarized as follows:

(In thousands)	Interest Rate		Fiscal Year Issued	Fiscal Year Maturity	February 28, 2019	May 31, 2018

Debt due within one year
Commercial paper	2.75%	(1)	Various	Various	$217,500	$—
Total debt due within one year					$217,500	$—

Debt due after one year
Senior notes	4.30%		2012	2022	$250,000	$250,000
Senior notes	2.90%		2017	2022	650,000	650,000
Senior notes	3.25%		2013	2023	300,000	300,000
Senior notes (2)	2.78%		2013	2023	51,793	52,119
Senior notes (3)	3.11%		2015	2025	52,057	52,309
Senior notes	3.70%		2017	2027	1,000,000	1,000,000
Senior notes	6.15%		2007	2037	250,000	250,000
Debt issuance costs					(16,892)	(19,119)
Total debt due after one year					$2,536,958	$2,535,309
(1) Variable rate debt instrument. The rate presented is the variable borrowing rate at February 28, 2019.
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

Cintas' senior notes, excluding the G&K senior notes assumed with the acquisition of G&K in fiscal 2017, are recorded at cost, net of debt issuance costs. The fair value of the long-term debt is estimated using Level 2 inputs based on general market prices. The carrying value and fair value of Cintas' debt as of February 28, 2019 were $2,771.4 million and $2,819.4 million, respectively, and as of May 31, 2018 were $2,550.0 million and $2,582.0 million, respectively. During the nine months ended February 28, 2019, Cintas issued $217.5 million, net of commercial paper.

The credit agreement that supports our commercial paper program was amended on September 16, 2016. The amendment increased the capacity of the revolving credit facility from $450.0 million to $600.0 million and added a $250.0 million term loan facility. The credit agreement has an accordion feature that provides Cintas the ability to request increases to the borrowing commitments under either the revolving credit facility or a new term loan of up to $250.0 million in the aggregate, subject to customary conditions. The maturity date of the credit agreement is September 15, 2021. As of February 28, 2019, there was $217.5 million of commercial paper outstanding with a weighted average interest rate of 2.75% and maturity dates less than 30 days and no borrowings on our revolving credit facility. As of May 31, 2018, there was no commercial paper outstanding and no borrowings on our revolving credit facility.

Cintas uses interest rate locks to manage our overall interest expense as interest rate locks effectively change the interest rate of specific debt issuances. The interest rate locks are entered into to protect against unfavorable movements in the benchmark treasury rate related to forecasted debt issuances. Cintas used interest rate lock agreements to hedge against movements in the treasury rates at the time Cintas issued its senior notes in fiscal 2007, fiscal 2012, fiscal 2013 and fiscal 2017. The amortization of the cash flow hedges resulted in a decrease to other comprehensive income of $0.3 million for both the three months ended February 28, 2019 and 2018. For the nine months ended February 28, 2019 and 2018, the amortization of the cash flow hedges resulted in a decrease to other comprehensive income of $0.9 million and $0.6 million, respectively. During the first quarter of fiscal 2019, Cintas entered into interest rate lock agreements with a notional value of $500.0 million for a forecasted debt issuance. As of February 28, 2019, the fair value of these interest rate locks was a liability of $8.5 million that was recorded in current accrued liabilities and in other comprehensive income, net of tax. These interest rate locks had no impact on net income or cash flows from continuing operations for the three and nine months ended February 28, 2019.

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

8.    Income Taxes

In the normal course of business, Cintas provides for uncertain tax positions and the related interest and adjusts its unrecognized tax benefits and accrued interest accordingly. As of February 28, 2019 and May 31, 2018, recorded unrecognized tax benefits were $31.5 million and $26.9 million, respectively, and are included in long-term accrued liabilities on the consolidated condensed balance sheet.

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

All U.S. federal income tax returns are closed to audit through fiscal 2015. Cintas is currently in various audits in certain foreign jurisdictions and certain domestic states. The years under foreign and domestic state audits cover fiscal years back to 2013. Based on the resolution of the various audits and other potential regulatory developments, it is reasonably possible that the balance of unrecognized tax benefits would not change for the fiscal year ending May 31, 2019.

On December 22, 2017, the President signed into legislation the Tax Act. Among other changes, the Tax Act reduced the U.S. corporate tax rate from 35% to 21% and required companies to pay a one-time transition tax on earnings of foreign subsidiaries. The Tax Act also included provisions that were expected to offset some of the benefit of the U.S. corporate tax rate reduction, including the repeal of the deduction for domestic production activities and the expansion of the limitation on the deduction of certain executive compensation. In addition, the Tax Act altered the landscape of taxation of non-U.S. operations and provided immediate deductions for certain new investments, among other provisions.

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

As of February 28, 2019, Cintas has completed the accounting for the tax effects of the Tax Act. In fiscal 2018, Cintas recorded the provisional transition tax liability, net of foreign tax credits of $9.8 million on the mandatory deemed repatriation of foreign earnings. During the first quarter of fiscal 2019, Cintas increased the provisional transition tax liability, net of foreign tax credits, by $3.3 million to $13.1 million due to changes in estimates. In the third quarter of fiscal 2019, Cintas finalized the transition tax liability, net of foreign tax credits, and reduced the provisional estimate by $3.1 million to $9.9 million. In addition, the adjustment to the provisional amount related to the remeasurement of certain deferred tax assets and liabilities resulted in an additional expense of $0.4 million. Cintas also analyzed the impact of the provisions under the Tax Act surrounding executive compensation, the foreign derived intangible income deduction and global intangible low-taxed income and determined that the impact was immaterial for the three and nine months ended February 28, 2019.

Cintas’ effective tax rate for continuing operations was 20.1% and (69.5)% for the three months ended February 28, 2019 and 2018, respectively. For the nine months ended February 28, 2019 and 2018, Cintas' effective tax rate for continuing operations was 19.3% and 0.9%, respectively. All periods were impacted by certain discrete items (primarily the tax accounting for stock-based compensation). The three and nine-month periods ended February 28, 2018 were also largely impacted by the revaluation of deferred tax assets and liabilities as a result of the Tax Act.

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

The components of net periodic pension cost (benefit) recognized in other comprehensive income for the Pension Plan are as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	February 28, 2019	February 28, 2018	February 28, 2019	February 28, 2018

Interest cost	$781	$711	$2,343	$2,132
Expected return on assets	(720)	(716)	(2,161)	(2,148)
Total net periodic pension cost (benefit)	$61	$(5)	$182	$(16)

10.    Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss), net of tax:

(In thousands)	Foreign Currency	Unrealized Income on Interest Rate Hedges	Other	Total

Balance at June 1, 2018	$6,550	$10,449	$(656)	$16,343
Other comprehensive loss before reclassifications	(3,019)	(3,168)	—	(6,187)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(295)	—	(295)
Net current period other comprehensive loss	(3,019)	(3,463)	—	(6,482)
Balance at August 31, 2018	3,531	6,986	(656)	9,861
Other comprehensive (loss) income before reclassifications	(10,623)	4,921	—	(5,702)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(294)	—	(294)
Net current period other comprehensive (loss) income	(10,623)	4,627	—	(5,996)
Balance at November 30, 2018	(7,092)	11,613	(656)	3,865
Other comprehensive income (loss) before reclassifications	5,025	(8,183)	—	(3,158)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(295)	—	(295)
Net current period other comprehensive income (loss)	5,025	(8,478)	—	(3,453)
Balance at February 28, 2019	$(2,067)	$3,135	$(656)	$412

(In thousands)	Foreign Currency	Unrealized Income on Interest Rate Hedges	Other	Total

Balance at June 1, 2017	$(12,726)	$11,382	$(1,685)	$(3,029)
Other comprehensive income before reclassifications	35,184	—	20	35,204
Amounts reclassified from accumulated other comprehensive income (loss)	—	(172)	—	(172)
Net current period other comprehensive income (loss)	35,184	(172)	20	35,032
Balance at August 31, 2017	22,458	11,210	(1,665)	32,003
Other comprehensive loss before reclassifications	(11,374)	—	(20)	(11,394)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(172)	—	(172)
Net current period other comprehensive loss	(11,374)	(172)	(20)	(11,566)
Balance at November 30, 2017	11,084	11,038	(1,685)	20,437
Other comprehensive income before reclassifications	2,374	—	—	2,374
Amounts reclassified from accumulated other comprehensive income (loss)	—	(294)	—	(294)
Net current period other comprehensive income (loss)	2,374	(294)	—	2,080
Balance at February 28, 2018	$13,458	$10,744	$(1,685)	$22,517

The following table summarizes the reclassifications out of accumulated other comprehensive income (loss):

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line in the Consolidated Condensed Statements of Income

	Three Months Ended		Nine Months Ended
(In thousands)	February 28, 2019	February 28, 2018	February 28, 2019	February 28, 2018

Amortization of interest rate locks	$474	$474	$1,422	$1,030	Interest expense
Tax expense	(179)	(180)	(538)	(392)	Income taxes
Amortization of interest rate locks, net of tax	$295	$294	$884	$638	Net income

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
Cintas evaluates the performance of each operating segment based on several factors of which the primary financial measures are operating segment revenue and income before income taxes. The accounting policies of the operating segments are the same as those described in Note 1 entitled Basis of Presentation. Information related to the operations of Cintas’ operating segments is set forth below:

(In thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Corporate (1)	Total

For the three months ended February 28, 2019
Revenue	$1,358,322	$149,170	$174,838	$—	$1,682,330
Income (loss) before income taxes	$239,138	$21,622	$17,495	$(26,700)	$251,555

For the three months ended February 28, 2018
Revenue	$1,284,516	$137,327	$167,295	$—	$1,589,138
Income (loss) before income taxes	$173,287	$16,705	$10,032	$(25,517)	$174,507

As of and for the nine months ended February 28, 2019
Revenue	$4,124,038	$455,935	$518,600	$—	$5,098,573
Income (loss) before income taxes	$713,563	$64,933	$40,627	$(5,624)	$813,499
Total assets	$6,451,590	$508,865	$392,359	$80,859	$7,433,673

As of and for the nine months ended February 28, 2018
Revenue	$3,904,338	$416,999	$485,745	$—	$4,807,082
Income (loss) before income taxes	$596,011	$54,091	$34,232	$(84,375)	$599,959
Total assets	$5,900,987	$472,982	$368,368	$186,256	$6,928,593
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

Cintas' investment in the Shred-it Partnership (Shred-it) and the historical shredding business which was contributed to Shred-it were classified as discontinued operations as a result of the sale of Shred-it during fiscal 2016. During the quarter ended February 28, 2019, we received the final proceeds related to contingent consideration on the sale of Shred-it and realized a pre-tax gain of $3.2 million.

Following is selected financial information included in net income from discontinued operations:

	Three Months Ended		Nine Months Ended
(In thousands)	February 28, 2019	February 28, 2018	February 28, 2019	February 28, 2018

Revenue	$—	$—	$—	$10,773

(Loss) income before income taxes	(17)	149	(34)	(2,333)
Income tax benefit (expense)	9	(242)	13	678
Gain on sale of business	3,200	—	3,200	99,060
Income tax (expense) benefit on net gain	(781)	6,399	(781)	(35,624)
Net income from discontinued operations	$2,411	$6,306	$2,398	$61,781

13.     G&K Services, Inc. Integration Expenses

As a result of the acquisition of G&K in fiscal 2017, the Company incurred $0.8 million and $9.8 million in net expenses during the three months ended February 28, 2019 and 2018, respectively, and $13.5 million and $26.9 million during the nine months ended February 28, 2019 and 2018, respectively. The $0.8 million of net costs incurred in the three months ended February 28, 2019 related to $0.9 million of employee termination expenses recognized under ASC Topic 712, "Compensation - Nonretirement Postemployement Benefits" (Topic 712) and a $0.1 million net credit related to changes in estimates for integration expenses directly related to the acquisition, primarily facility closure expenses. Costs incurred in the nine months ended February 28, 2019 related to $12.6 million of integration expenses directly related to the acquisition, primarily comprised of facility closure expenses and $0.9 million of employee termination expenses recognized under Topic 712. In the prior year, the $9.8 million of costs incurred in the three months ended February 28, 2018 related to integration expenses directly related to the acquisition, and during the nine months ended February 28, 2018, the costs incurred related to $25.9 million of integration expenses directly related to the acquisition and $1.0 million of employee termination expenses recognized under Topic 712.

As of February 28, 2019 and May 31, 2018, employee termination benefits included in accrued compensation and related liabilities on the consolidated condensed balance sheet was $6.2 million and $9.1 million, respectively. The amount of employee termination benefits paid during the three and nine months ended February 28, 2019 was $0.5 million and $3.8 million, respectively. We anticipate the remaining accrued employee termination benefits will be paid by the end of the next fiscal year.

14.    Supplemental Guarantor Information

Cintas Corporation No. 2 (Corp. 2) is the indirectly, wholly-owned principal operating subsidiary of Cintas. Corp. 2 is the issuer of the $217.5 million aggregate principal amount of commercial paper and the $2,550.0 million aggregate principal amount of senior notes outstanding as of February 28, 2019, which are unconditionally guaranteed, jointly and severally, by Cintas Corporation and certain wholly-owned, direct and indirect domestic subsidiaries.

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

Consolidating Condensed Income Statement
Three Months Ended February 28, 2019
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Uniform rental and facility services	$—	$1,092,594	$176,787	$99,866	$(10,925)	$1,358,322
Other	—	519,294	44	21,982	(217,312)	324,008
Equity in net income of affiliates	200,923	—	—	—	(200,923)	—
Total revenue	200,923	1,611,888	176,831	121,848	(429,160)	1,682,330

Costs and expenses (income):
Cost of uniform rental and facility services	—	612,167	111,103	64,976	(39,275)	748,971
Cost of other	—	373,168	(25,811)	15,649	(184,800)	178,206
Selling and administrative expenses	—	527,720	(74,507)	31,042	(8,156)	476,099
G&K Services, Inc. integration expenses	—	(141)	(379)	1,319	—	799
Operating income	200,923	98,974	166,425	8,862	(196,929)	278,255

Interest (income) expense	—	(56)	1	(18)	3	(70)
Interest expense (income)	—	26,872	(104)	2	—	26,770

Income before income taxes	200,923	72,158	166,528	8,878	(196,932)	251,555
Income taxes	—	12,330	35,665	2,656	(19)	50,632
Income from continuing operations	200,923	59,828	130,863	6,222	(196,913)	200,923

Income from discontinued operations, net of tax	2,411	2,411	—	—	(2,411)	2,411

Net income	$203,334	$62,239	$130,863	$6,222	$(199,324)	$203,334

Consolidating Condensed Income Statement
Three Months Ended February 28, 2018
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Uniform rental and facility services	$—	$1,059,184	$169,308	$100,941	$(44,917)	$1,284,516
Other	—	437,042	56	21,396	(153,872)	304,622
Equity in net income of affiliates	295,789	—	—	—	(295,789)	—
Total revenue	295,789	1,496,226	169,364	122,337	(494,578)	1,589,138

Costs and expenses (income):
Cost of uniform rental and facility services	—	617,276	106,066	64,952	(70,156)	718,138
Cost of other	—	301,217	(24,654)	14,888	(120,914)	170,537
Selling and administrative expenses	—	491,924	(28,110)	33,959	(7,155)	490,618
G&K Services, Inc. integration expenses	—	5,101	3,968	752	—	9,821
Operating income	295,789	80,708	112,094	7,786	(296,353)	200,024

Interest income	—	(103)	(24)	(259)	2	(384)
Interest expense (income)	—	26,105	(207)	3	—	25,901

Income before income taxes	295,789	54,706	112,325	8,042	(296,355)	174,507
Income tax (benefit) expense	—	(88,275)	(38,777)	5,820	(50)	(121,282)
Income from continuing operations	295,789	142,981	151,102	2,222	(296,305)	295,789

Income (loss) from discontinued operations, net of tax	6,306	7,269	(1,012)	—	(6,257)	6,306

Net income	$302,095	$150,250	$150,090	$2,222	$(302,562)	$302,095

Consolidating Condensed Income Statement
Nine Months Ended February 28, 2019
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Uniform rental and facility services	$—	$3,365,841	$542,826	$301,379	$(86,008)	$4,124,038
Other	—	1,532,665	137	72,232	(630,499)	974,535
Equity in net income of affiliates	656,464	—	—	—	(656,464)	—
Total revenue	656,464	4,898,506	542,963	373,611	(1,372,971)	5,098,573

Costs and expenses (income):
Cost of uniform rental and facility services	—	1,896,767	332,208	194,305	(166,737)	2,256,543
Cost of other	—	1,090,265	(74,973)	53,110	(531,395)	537,007
Selling and administrative expenses	—	1,608,906	(207,745)	97,964	(26,721)	1,472,404
G&K Services, Inc. integration expenses	—	8,508	2,754	2,234	—	13,496
Operating income	656,464	294,060	490,719	25,998	(648,118)	819,123

Gain on sale of a cost method investment	—	—	69,373	—	—	69,373

Interest income	—	(559)	(364)	(39)	5	(957)
Interest expense (income)	—	76,579	(639)	14	—	75,954

Income before income taxes	656,464	218,040	561,095	26,023	(648,123)	813,499
Income taxes	—	42,159	107,497	7,456	(77)	157,035
Income from continuing operations	656,464	175,881	453,598	18,567	(648,046)	656,464

Income from discontinued operations, net of tax	2,398	2,398	—	—	(2,398)	2,398

Net income	$658,862	$178,279	$453,598	$18,567	$(650,444)	$658,862

Consolidating Condensed Income Statement
Nine Months Ended February 28, 2018
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Uniform rental and facility services	$—	$3,245,720	$504,523	$298,469	$(144,374)	$3,904,338
Other	—	1,299,883	50	63,686	(460,875)	902,744
Equity in net income of affiliates	594,634	—	—	—	(594,634)	—
Total revenue	594,634	4,545,603	504,573	362,155	(1,199,883)	4,807,082

Costs and expenses (income):
Cost of uniform rental and facility services	—	1,867,547	311,039	190,689	(220,314)	2,148,961
Cost of other	—	892,201	(69,369)	45,061	(365,957)	501,936
Selling and administrative expenses	—	1,531,248	(161,065)	95,076	(20,274)	1,444,985
G&K Services, Inc. integration expenses	—	10,814	14,722	1,330	—	26,866
Operating income	594,634	243,793	409,246	29,999	(593,338)	684,334

Interest income	—	(179)	(182)	(613)	2	(972)
Interest expense (income)	—	86,110	(659)	(104)	—	85,347

Income before income taxes	594,634	157,862	410,087	30,716	(593,340)	599,959
Income tax (benefit) expense	—	(57,256)	50,760	11,915	(94)	5,325
Income from continuing operations	594,634	215,118	359,327	18,801	(593,246)	594,634

Income (loss) from discontinued operations, net of tax	61,781	71,643	(9,911)	—	(61,732)	61,781

Net income	$656,415	$286,761	$349,416	$18,801	$(654,978)	$656,415

Consolidating Condensed Statement of Comprehensive Income
Three Months Ended February 28, 2019
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$203,334	$62,239	$130,863	$6,222	$(199,324)	$203,334

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	5,025	—	—	5,025	(5,025)	5,025
Change in fair value of interest rate lock agreements	(8,183)	(8,183)	—	—	8,183	(8,183)
Amortization of interest rate lock agreements	(295)	(295)	—	—	295	(295)

Other comprehensive (loss) income	(3,453)	(8,478)	—	5,025	3,453	(3,453)

Comprehensive income	$199,881	$53,761	$130,863	$11,247	$(195,871)	$199,881

Consolidating Condensed Statement of Comprehensive Income
Three Months Ended February 28, 2018
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$302,095	$150,250	$150,090	$2,222	$(302,562)	$302,095

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,374	—	—	2,374	(2,374)	2,374
Amortization of interest rate lock agreements	(294)	(294)	—	—	294	(294)

Other comprehensive income (loss)	2,080	(294)	—	2,374	(2,080)	2,080

Comprehensive income	$304,175	$149,956	$150,090	$4,596	$(304,642)	$304,175

Consolidating Condensed Statement of Comprehensive Income
Nine Months Ended February 28, 2019
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$658,862	$178,279	$453,598	$18,567	$(650,444)	$658,862

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(8,617)	—	—	(8,617)	8,617	(8,617)
Change in fair value of interest rate lock agreements	(6,430)	(6,430)	—	—	6,430	(6,430)
Amortization of interest rate lock agreements	(884)	(884)	—	—	884	(884)

Other comprehensive loss	(15,931)	(7,314)	—	(8,617)	15,931	(15,931)

Comprehensive income	$642,931	$170,965	$453,598	$9,950	$(634,513)	$642,931

Consolidating Condensed Statement of Comprehensive Income
Nine Months Ended February 28, 2018
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$656,415	$286,761	$349,416	$18,801	$(654,978)	$656,415

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	26,184	—	—	26,184	(26,184)	26,184
Amortization of interest rate lock agreements	(638)	(638)	—	—	638	(638)

Other comprehensive income (loss)	25,546	(638)	—	26,184	(25,546)	25,546

Comprehensive income	$681,961	$286,123	$349,416	$44,985	$(680,524)	$681,961

Consolidating Condensed Balance Sheet
As of February 28, 2019
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$46,674	$11,474	$22,711	$—	$80,859
Accounts receivable, net	—	685,663	122,524	69,850	—	878,037
Inventories, net	—	278,360	36,950	20,215	4,280	339,805
Uniforms and other rental items in service	—	636,813	90,042	61,488	(14,809)	773,534
Income taxes, current	—	(1,513)	33,432	10,633	—	42,552
Prepaid expenses and other current assets	—	78,213	29,094	1,662	—	108,969
Total current assets	—	1,724,210	323,516	186,559	(10,529)	2,223,756

Property and equipment, net	—	941,551	366,901	115,611	—	1,424,063

Investments (1)	321,083	3,597,606	964,538	1,718,820	(6,410,229)	191,818
Goodwill	—	—	2,585,134	262,761	(112)	2,847,783
Service contracts, net	—	437,683	—	70,719	—	508,402
Other assets, net	2,393,162	207,340	4,835,593	1,978	(7,200,222)	237,851
	$2,714,245	$6,908,390	$9,075,682	$2,356,448	$(13,621,092)	$7,433,673

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$(465,247)	$(1,935,479)	$2,614,162	$(36,455)	$37,586	$214,567
Accrued compensation and related liabilities	—	106,392	20,735	9,687	—	136,814
Accrued liabilities	—	95,156	309,033	21,281	—	425,470
Debt due within one year	—	217,500	—	—	—	217,500
Total current liabilities	(465,247)	(1,516,431)	2,943,930	(5,487)	37,586	994,351

Long-term liabilities:
Debt due after one year	—	2,536,568	—	390	—	2,536,958
Deferred income taxes	—	293,843	110,221	34,947	—	439,011
Accrued liabilities	—	61,126	206,198	16,537	—	283,861
Total long-term liabilities	—	2,891,537	316,419	51,874	—	3,259,830

Total shareholders’ equity	3,179,492	5,533,284	5,815,333	2,310,061	(13,658,678)	3,179,492
	$2,714,245	$6,908,390	$9,075,682	$2,356,448	$(13,621,092)	$7,433,673

(1) Investments include inter-company investment activity. Corp 2 and Subsidiary Guarantors hold $19.6 million and $172.2 million, respectively, of the $191.8 million consolidated net investments.

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

Consolidating Condensed Statement of Cash Flows
Nine Months Ended February 28, 2019
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated
Cash flows from operating activities:
Net income	$658,862	$178,279	$453,598	$18,567	$(650,444)	$658,862
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	—	106,577	47,116	10,687	—	164,380
Amortization of intangible assets and capitalized contract costs	—	91,912	3,801	6,236	—	101,949
Stock-based compensation	105,553	—	—	—	—	105,553
Gain on sale of a cost method investment	—	—	(69,373)	—	—	(69,373)
Gain on sale of business	—	(2,419)	—	—	—	(2,419)
Deferred income taxes	—	16,059	5,654	3,366	—	25,079
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	—	(51,317)	2,522	(8,027)	(4,280)	(61,102)
Inventories, net	—	(64,014)	1,395	(4,317)	(3,780)	(70,716)
Uniforms and other rental items in service	—	(51,696)	(12,329)	(8,311)	—	(72,336)
Prepaid expenses and other current assets and capitalized contract costs	—	(74,606)	(10,067)	(450)	—	(85,123)
Accounts payable	—	(205,528)	204,336	1,632	(361)	79
Accrued compensation and related liabilities	—	1,832	(4,143)	(1,555)	—	(3,866)
Accrued liabilities and other	—	(274)	4,567	(679)	—	3,614
Income taxes, current	—	7,059	(24,957)	(5,966)	—	(23,864)
Net cash provided by (used in) operating activities	764,415	(48,136)	602,120	11,183	(658,865)	670,717

Cash flows from investing activities:
Capital expenditures	—	(147,744)	(44,151)	(15,910)	—	(207,805)
Purchase of marketable securities and investments	—	(1,938)	(16,356)	—	750	(17,544)
Proceeds from sale of a cost method investment	—	—	73,342	—	—	73,342
Proceeds from sale of business	—	3,200	—	—	—	3,200
Acquisitions of businesses	—	(7,403)	—	—	—	(7,403)
Other, net	10,201	(5,216)	(663,791)	(6,113)	658,115	(6,804)
Net cash provided by (used in) investing activities	10,201	(159,101)	(650,956)	(22,023)	658,865	(163,014)

Cash flows from financing activities:
Issuance of commercial paper, net	—	217,500	—	—	—	217,500
Proceeds from exercise of stock-based compensation awards	54,274	—	—	—	—	54,274
Dividends paid	(220,666)	—	—	(94)	—	(220,760)
Repurchase of common stock	(608,224)	—	—	—	—	(608,224)
Other, net	—	(8,088)	—	—	—	(8,088)
Net cash (used in) provided by financing activities	(774,616)	209,412	—	(94)	—	(565,298)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(270)	—	(270)

Net increase (decrease) in cash and cash equivalents	—	2,175	(48,836)	(11,204)	—	(57,865)
Cash and cash equivalents at beginning of period	—	44,499	60,310	33,915	—	138,724
Cash and cash equivalents at end of period	$—	$46,674	$11,474	$22,711	$—	$80,859

Consolidating Condensed Statement of Cash Flows
Nine Months Ended February 28, 2018
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Cash flows from operating activities:
Net income	$656,415	$286,761	$349,416	$18,801	$(654,978)	$656,415
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	—	94,846	52,162	10,311	—	157,319
Amortization of intangible assets	—	37,338	3,824	6,421	—	47,583
Stock-based compensation	86,044	—	—	—	—	86,044
(Gain) loss on sale of business	—	(114,581)	15,521	—	—	(99,060)
Deferred income taxes	—	(82,475)	(39,692)	1,739	—	(120,428)
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	—	(57,631)	20,615	(3,030)	—	(40,046)
Inventories, net	—	17,558	(15,487)	3,326	(1,386)	4,011
Uniforms and other rental items in service	—	(33,728)	(2,748)	(7,683)	109	(44,050)
Prepaid expenses and other current assets	—	1,252	(19,495)	318	—	(17,925)
Accounts payable	—	3,657	23,201	(27,279)	(159)	(580)
Accrued compensation and related liabilities	—	(12,519)	13,106	(2,796)	—	(2,209)
Accrued liabilities and other	—	(85,980)	91,624	5,353	—	10,997
Income taxes, current	—	25,777	(930)	(2,054)	—	22,793
Net cash provided by operating activities	742,459	80,275	491,117	3,427	(656,414)	660,864

Cash flows from investing activities:
Capital expenditures	—	(127,736)	(59,018)	(9,286)	—	(196,040)
Proceeds from redemption of marketable securities	—	13,589	(1,189)	133,902	—	146,302
Purchase of marketable securities and investments	—	6,343	(22,521)	(144,350)	3,000	(157,528)
Proceeds from sale of business	—	127,835	—	—	—	127,835
Acquisitions of businesses, net of cash acquired	—	(12,298)	—	—	—	(12,298)
Other, net	(565,726)	323,643	(413,382)	3,797	653,414	1,746
Net cash (used in) provided by investing activities	(565,726)	331,376	(496,110)	(15,937)	656,414	(89,983)

Cash flows from financing activities:
Issuance of commercial paper, net	—	137,000	—	—	—	137,000
Proceeds from issuance of debt	—	—	2,810	(2,810)	—	—
Repayment of debt	—	(550,000)	—	—	—	(550,000)
Proceeds from exercise of stock-based compensation awards	35,838	—	—	—	—	35,838
Dividends paid	(175,521)	—	—	(68)	—	(175,589)
Repurchase of common stock	(37,050)	—	—	—	—	(37,050)
Other, net	—	(2,204)	(10)	(275)	—	(2,489)
Net cash (used in) provided by financing activities	(176,733)	(415,204)	2,800	(3,153)	—	(592,290)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	4,706	—	4,706

Net decrease in cash and cash equivalents	—	(3,553)	(2,193)	(10,957)	—	(16,703)
Cash and cash equivalents at beginning of period	—	48,658	17,302	103,306	—	169,266
Cash and cash equivalents at end of period	$—	$45,105	$15,109	$92,349	$—	$152,563

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

Cintas’ principal objective is “to exceed customers’ expectations in order to maximize the long-term value of Cintas for shareholders and working partners,” and it provides the framework and focus for Cintas’ business strategy. This strategy is to achieve revenue growth for all our products and services by increasing our penetration at existing customers and by broadening our customer base to include business segments to which we have not historically served. We will also continue to identify additional product and service opportunities for our current and future customers.

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

We pursue the strategy of broadening our customer base in several ways. Cintas has a national sales organization introducing all its products and services to prospects in all business segments. Our broad range of products and services allows our sales organization to consider any type of business a prospect. We also broaden our customer base through geographic expansion, especially in our fire protection businesses. Finally, we evaluate strategic acquisitions as opportunities arise.

RESULTS OF OPERATIONS

Cintas classifies its business into two reportable operating segments and places the remainder of its operating segments in an All Other category. Cintas’ two reportable operating segments are Uniform Rental and Facility Services and First Aid and Safety Services. The Uniform Rental and Facility Services operating segment consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops, and shop towels and other ancillary items. In addition to these rental items, restroom cleaning services and supplies and carpet and tile cleaning services are also provided within this operating segment. The First Aid and Safety Services operating segment consists of first aid and safety services. The remainder of Cintas’ business, which consists of Fire Protection Services and its Uniform Direct Sale business, is included in All Other. These operating segments consist of fire protection products and services and the direct sale of uniforms and related items. Revenue and income before income taxes for the three and nine months ended February 28, 2019 and 2018 for the two reportable operating segments and All Other is presented in Note 11 entitled Segment Information of “Notes to Consolidated Condensed Financial Statements.”

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

Consolidated Results

Three Months Ended February 28, 2019 Compared to Three Months Ended February 28, 2018

Total revenue increased 5.9% for the three months ended February 28, 2019 over the same period in the prior fiscal year, from $1,589.1 million to $1,682.3 million. Revenue increased organically by 6.0% as a result of increased sales volume. Organic growth adjusts for the impact of acquisitions and foreign currency exchange rate fluctuations. Total revenue was positively impacted by 0.2% due to acquisitions and negatively impacted by 0.3% due to foreign currency exchange rate fluctuations.

Uniform Rental and Facility Services reportable operating segment revenue increased 5.7% for the three months ended February 28, 2019 over the same period in the prior fiscal year, from $1,284.5 million to $1,358.3 million. Revenue increased organically by 6.2%. Revenue growth was negatively impacted by 0.5% due to foreign currency exchange rate fluctuations. Growth was driven by many factors including new business sold by sales representatives, penetration of additional products and services into existing customers and strong customer retention.

Other revenue, consisting of revenue from the First Aid and Safety Services reportable operating segment and All Other, increased 6.4% for the three months ended February 28, 2019 compared to the same period in the prior fiscal year, from $304.6 million to $324.0 million. Revenue increased organically by 5.1%. Revenue growth was positively impacted by 1.5% due primarily to growth derived through acquisitions in our Fire Protection business, which is included in All Other, and our First Aid and Safety Services reportable operating segment, and negatively impacted by 0.2% due to foreign currency exchange rate fluctuations.

Cost of uniform rental and facility services consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other ancillary items. Cost of uniform rental and facility services increased $30.8 million, or 4.3%, for the three months ended February 28, 2019, compared to the three months ended February 28, 2018. This increase was due to higher Uniform Rental and Facility Services reportable operating segment sales volume.

Cost of other consists primarily of cost of goods sold (predominantly first aid and safety products, uniforms, and fire protection products), delivery expenses and distribution expenses in the First Aid and Safety Services reportable operating segment and All Other. Cost of other increased $7.7 million, or 4.5%, for the three months ended February 28, 2019, compared to the three months ended February 28, 2018. The increase was primarily due to higher sales volume in the First Aid and Safety Services reportable operating segment and All Other.

Selling and administrative expenses decreased $14.5 million, or 3.0%, for the three months ended February 28, 2019, compared to the same period in the prior fiscal year. The majority of the decrease was due to lower employee-partner related expenses and a one-time cash payment to employees during the three months ended February 28, 2018.

Operating income for the three months ended February 28, 2019 was negatively impacted by $0.8 million of integration expenses incurred in connection with the G&K acquisition. For the three months ended February 28, 2019, the after-tax effect of these integration expenses represents a negative impact of $0.01 per share on diluted earnings per share.

Net interest expense (interest expense less interest income) was $26.7 million for the three months ended February 28, 2019, compared to $25.5 million for the three months ended February 28, 2018. The increase was primarily due to interest paid on commercial paper borrowings during the three months ended February 28, 2019.

Cintas’ effective tax rate for continuing operations was 20.1% and (69.5)% for the three months ended February 28, 2019 and 2018, respectively. The effective tax rate in both periods was impacted by certain discrete items (primarily the tax accounting for stock-based compensation). The effective tax rate for the three months ended February 28, 2018 was also largely impacted by the revaluation of deferred tax assets and liabilities as a result of the Tax Act.

Net income from continuing operations for the three months ended February 28, 2019 decreased $94.9 million, or 32.1%, compared to the three months ended February 28, 2018. Diluted earnings per share from continuing operations was $1.83 for the three months ended February 28, 2019, which was a decrease of 31.2% compared to the same period in the prior fiscal year. Diluted earnings per share from continuing operations decreased due to the decrease in earnings from continuing operations.

Uniform Rental and Facility Services Reportable Operating Segment

Three Months Ended February 28, 2019 Compared to Three Months Ended February 28, 2018

Uniform Rental and Facility Services reportable operating segment revenue increased from $1,284.5 million to $1,358.3 million, or 5.7%, for the three months ended February 28, 2019, over the same period in the prior fiscal year, and the cost of uniform rental and facility services increased $30.8 million, or 4.3%. Revenue increased organically by 6.2%. The reportable operating segment’s gross margin was $609.4 million, or 44.9% of revenue. The gross margin was 80 basis points higher than the prior fiscal year’s third quarter gross margin of 44.1%. The increase was driven by new business sold by sales representatives, penetration of additional products and services into existing customers and continuous improvements in process efficiency.

Selling and administrative expenses decreased $13.9 million, and decreased as a percent of revenue to 27.2%, compared to 29.8% in the third quarter of the prior fiscal year. The decrease was primarily due to lower labor and employee-partner related expenses as a percent of revenue and a one-time cash payment to employees during the three months ended February 28, 2018.

Income before income taxes increased $65.9 million, or 38.0%, for the Uniform Rental and Facility Services reportable operating segment for the three months ended February 28, 2019 compared to the same period in the prior fiscal year. Income before income taxes was 17.6% of the reportable operating segment’s revenue, which was a 410 basis point increase compared to the third quarter of the prior fiscal year of 13.5%. This increase was primarily due to the increase in sales, the one-time cash payment to employees in the prior year and the reduction in G&K integration expenses.

First Aid and Safety Services Reportable Operating Segment

Three Months Ended February 28, 2019 Compared to Three Months Ended February 28, 2018

First Aid and Safety Services reportable operating segment revenue increased from $137.3 million to $149.2 million, or 8.6%, for the three months ended February 28, 2019 over the same period in the prior fiscal year. Revenue increased organically by 8.6% as a result of increased sales volume. Growth was driven by many factors including new business sold by sales representatives, penetration of additional products and services into existing customers and strong customer retention.

Cost of first aid and safety services increased $4.3 million, or 5.9%, for the three months ended February 28, 2019, over the three months ended February 28, 2018, due to higher sales volume. The gross margin as a percent of revenue was 48.2% for the quarter ended February 28, 2019, which was an increase of 130 basis points compared to the gross margin as a percent of revenue of 46.9% in the same period of the prior fiscal year. The increase was driven primarily by improved sourcing, leveraging of existing warehouses and optimization of delivery routes.

Selling and administrative expenses increased $2.6 million compared to the same quarter in the prior fiscal year. The increase was due primarily to increased employee-partner related expenses. Selling and administrative expenses as a percent of revenue decreased to 33.7% compared to 34.7% in the third quarter of the prior fiscal year. The decrease in selling and administrative expenses as a percent to revenue was due to revenue growing at a faster pace than labor and employee-partner related expenses and a one-time cash payment to employees during the three months ended February 28, 2018.

Income before income taxes for the First Aid and Safety Services reportable operating segment increased $4.9 million to $21.6 million for the three months ended February 28, 2019, compared to the same period in the prior fiscal year, due to the previously discussed growth in revenue and improvement in the gross margin percentage. Income before income taxes, at 14.5% of the reportable operating segment’s revenue, was a 230 basis point increase compared to the same quarter of the prior fiscal year due to the reasons previously mentioned.

Consolidated Results

Nine Months Ended February 28, 2019 Compared to Nine Months Ended February 28, 2018

Total revenue increased 6.1% for the nine months ended February 28, 2019 over the same period in the prior fiscal year, from $4,807.1 million to $5,098.6 million. Revenue increased organically by 6.1% as a result of increased sales volume. Organic growth adjusts for the impact of acquisitions and foreign currency exchange rate fluctuations.

Uniform Rental and Facility Services reportable operating segment revenue increased 5.6% for the nine months ended February 28, 2019 over the same period in the prior fiscal year, from $3,904.3 million to $4,124.0 million. Revenue increased organically by 5.9%. Revenue growth was positively impacted by 0.1% due to acquisitions and negatively impacted 0.4% by foreign currency exchange rate fluctuations. Growth was driven by many factors including new business sold by sales representatives, penetration of additional products and services into existing customers and strong customer retention.

Other revenue, consisting of revenue from the First Aid and Safety Services reportable operating segment and All Other, increased 8.0% for the nine months ended February 28, 2019 compared to the same period in the prior fiscal year, from $902.7 million to $974.5 million. Revenue increased organically by 6.6%. Revenue growth was positively impacted by 1.6% due primarily to growth derived through acquisitions in our Fire Protection business, which is included in All Other, and our Uniform Rental and Facility Services and First Aid and Safety Services reportable operating segments. Revenue growth was also negatively impacted 0.2% due to foreign currency exchange rate fluctuations.

Cost of uniform rental and facility services consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other ancillary items. Cost of uniform rental and facility services increased $107.6 million, or 5.0%, for the nine months ended February 28, 2019, compared to the nine months ended February 28, 2018. This increase was due to higher Uniform Rental and Facility Services reportable operating segment sales volume.

Cost of other consists primarily of cost of goods sold (predominantly first aid and safety products, uniforms, and fire protection products), delivery expenses and distribution expenses in the First Aid and Safety Services reportable operating segment and All Other. Cost of other increased $35.1 million, or 7.0%, for the nine months ended February 28, 2019, compared to the nine months ended February 28, 2018. The increase was primarily due to higher sales volume in the First Aid and Safety Services reportable operating segment and All Other.

Selling and administrative expenses increased $27.4 million, or 1.9%, for the nine months ended February 28, 2019, compared to the same period in the prior fiscal year. The majority of the increase was due to higher Uniform Rental and Facility Services and First Aid and Safety Services reportable operating segment sales volume as well as increased employee-partner related expenses.

Operating income for the nine months ended February 28, 2019 was negatively impacted by $13.5 million of integration expenses incurred in connection with the G&K acquisition. For the nine months ended February 28, 2019, the after-tax effect of these integration expenses represents a negative impact of $0.09 per share on diluted earnings per share.

During the nine months ended February 28, 2019, Cintas sold a cost method investment for $73.3 million, resulting in a pre-tax gain of $69.4 million. For the nine months ended February 28, 2019, the after-tax effect of the gain represents a positive impact of $0.47 per share on diluted earnings per share.

Net interest expense (interest expense less interest income) was $75.0 million for the nine months ended February 28, 2019, compared to $84.4 million for the nine months ended February 28, 2018. The decrease was primarily due to lower debt outstanding during the nine months ended February 28, 2019 as a result of the payment of $300.0 million aggregate principal amount of our 6.13% 10-year senior notes that matured on December 1, 2017. Also, during the nine months ended February 28, 2018, Cintas paid off the term loan balance of $250.0 million with cash on hand.

Cintas’ effective tax rate for continuing operations was 19.3% and 0.9% for the nine months ended February 28, 2019 and 2018, respectively. The effective tax rate in both periods was impacted by certain discrete items (primarily the tax accounting for stock-based compensation). The effective tax rate for the nine months ended February 28, 2018 was also largely impacted by the revaluation of deferred tax assets and liabilities as a result of the Tax Act.

Net income from continuing operations for the nine months ended February 28, 2019 increased $61.8 million, or 10.4%, compared to the nine months ended February 28, 2018. Diluted earnings per share from continuing operations was $5.91 for the nine months ended February 28, 2019, which was an increase of 10.5% compared to the same period in the prior fiscal year. Diluted earnings per share from continuing operations increased due to the increase in earnings from continuing operations explained above.

Uniform Rental and Facility Services Reportable Operating Segment

Nine Months Ended February 28, 2019 Compared to Nine Months Ended February 28, 2018

Uniform Rental and Facility Services reportable operating segment revenue increased from $3,904.3 million to $4,124.0 million, or 5.6%, for the nine months ended February 28, 2019, over the same period in the prior fiscal year, and the cost of uniform rental and facility services increased $107.6 million, or 5.0%. Revenue increased organically by 5.9%. The reportable operating segment’s gross margin was $1,867.5 million, or 45.3% of revenue. The gross margin was 30 basis points higher than the same period of the prior year’s gross margin of 45.0%. The increase was driven by new business sold by sales representatives, penetration of additional products and services into existing customers and continuous improvement in process efficiency.

Selling and administrative expenses increased $7.9 million, but decreased as a percent of revenue to 27.7%, compared to 29.0% in the nine months ended February 28, 2018. The decrease as a percent of revenue was primarily due to lower labor and employee-partner related expenses and a one-time cash payment to employees during the nine months ended February 28, 2018.

Income before income taxes increased $117.6 million, or 19.7%, for the Uniform Rental and Facility Services reportable operating segment for the nine months ended February 28, 2019 compared to the same period in the prior fiscal year. Income before income taxes was 17.3% of the reportable operating segment’s revenue, which was a 200 basis point increase compared to the 15.3% achieved in the nine months ended February 28, 2018. This increase was primarily due to the increase in sales, the one-time cash payment to employees in the prior year and the reduction in G&K integration expenses.

First Aid and Safety Services Reportable Operating Segment

Nine Months Ended February 28, 2019 Compared to Nine Months Ended February 28, 2018

First Aid and Safety Services reportable operating segment revenue increased from $417.0 million to $455.9 million, or 9.3%, for the nine months ended February 28, 2019 over the same period in the prior fiscal year. Revenue increased organically by 9.3% as a result of increased sales volume. Revenue growth was positively impacted by 0.1% due to acquisitions and negatively impacted by 0.1% due to foreign currency exchange rate fluctuations. Growth was driven by many factors including new business sold by sales representatives, penetration of additional products and services into existing customers and strong customer retention.

Cost of first aid and safety services increased $16.3 million, or 7.4%, for the nine months ended February 28, 2019, over the nine months ended February 28, 2018, due to higher sales volume. The gross margin as a percent of revenue was 48.0% for the nine months ended February 28, 2019, which was an increase of 90 basis points compared to the gross margin as a percent of revenue of 47.1% in the same period of the prior fiscal year. The increase was driven primarily by improved sourcing, leveraging of existing warehouses and optimization of delivery routes.

Selling and administrative expenses increased $11.8 million during the nine months ended February 28, 2019 compared to the same period in the prior fiscal year. The increase was due primarily to increased employee-partner related expenses. Selling and administrative expenses as a percent of revenue decreased to 33.8% compared to 34.1% in the same period of the prior fiscal year. The decrease in selling and administrative expenses as a percent to revenue was due to revenue growing at a faster pace than labor and employee-partner related expenses and a one-time cash payment to employees during the nine months ended February 28, 2018.

Income before income taxes for the First Aid and Safety Services reportable operating segment increased $10.8 million to $64.9 million for the nine months ended February 28, 2019, compared to the same period in the prior fiscal year, due to the previously discussed growth in revenue and improvement in the gross margin percentage. Income before income taxes, at 14.2% of the reportable operating segment’s revenue, was a 120 basis point increase compared to the same period of the prior fiscal year due to the reasons previously mentioned.

LIQUIDITY AND CAPITAL RESOURCES

The following is a summary of our cash flows and cash, cash equivalents and marketable securities as of and for the nine months ended February 28, 2019 and 2018:

(In thousands)	2019	2018

Net cash provided by operating activities	$670,717	$660,864
Net cash used in investing activities	$(163,014)	$(89,983)
Net cash used in financing activities	$(565,298)	$(592,290)

Cash and cash equivalents at the end of the period	$80,859	$152,563
Marketable securities at the end of the period	$—	$33,693

Cash, cash equivalents and marketable securities as of February 28, 2019 and 2018 include $22.7 million and $126.0 million, respectively, that is located outside of the United States.

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

Net cash provided by operating activities was $670.7 million for the nine months ended February 28, 2019, an increase of $9.9 million compared to the nine months ended February 28, 2018. The increase was primarily the result of increased net income offset by changes in working capital.

Net cash used in investing activities includes capital expenditures, proceeds from the sale of investments and businesses and cash paid for acquisitions of businesses. Capital expenditures were $207.8 million and $196.0 million for the nine months ended February 28, 2019 and 2018, respectively. Capital expenditures in fiscal 2019 primarily relate to expansion efforts in the Uniform Rental and Facility Services reportable operating segment, representing $165.6 million of the current fiscal year amount. Cash paid for acquisitions of businesses was $7.4 million and $12.3 million for the nine months ended February 28, 2019 and 2018, respectively. The acquisitions during the nine months ended February 28, 2019 occurred in our Uniform Rental and Facility Services reportable operating segment, our First Aid and Safety Services reportable operating segment and our Fire Protection business, which is included in All Other. Also, during the nine months ended February 28, 2019, investing activities includes proceeds of $73.3 million from the sale of a cost method investment and $3.2 million from the sale of a business included in discontinued operations, and during the nine months ended February 28, 2018, included proceeds of $127.8 million related to the sale of Discontinued Services. Net cash used in investing activities also includes net purchases of marketable securities and investments of $17.5 million and $11.2 million for the nine months ended February 28, 2019 and 2018, respectively.

Net cash used in financing activities was $565.3 million and $592.3 million for the nine months ended February 28, 2019 and 2018, respectively. On August 2, 2016, we announced that the Board of Directors authorized a $500.0 million share buyback program, which does not have an expiration date. During the first half of fiscal 2019, under the August 2, 2016 plan, we purchased a total of 2.1 million shares of Cintas common stock at an average price of $192.55 for a total purchase price of $410.0 million to complete the August 2, 2016 share buyback program. On October 30, 2018, we announced that the Board of Directors authorized a new $1.0 billion share buyback program, which does not have an expiration date. During the nine months ended February 28, 2019, under this new program, we purchased 0.8 million shares of Cintas common stock at an average price of $170.87 for a total purchase price of $136.6 million. Subsequent to February 28, 2019 through April 5, 2019, under the new share buyback program, Cintas purchased 0.4 million shares at an average price of $203.26 per share for a total purchase price of $83.3 million. From the inception of the October 30, 2018 share buyback plan through April 5, 2019, Cintas has purchased a total of 1.2 million shares of Cintas common stock at an average price of $181.85 for a total purchase price of $219.9 million. In addition, for the nine months ended February 28, 2019, Cintas acquired 0.3 million shares of Cintas common stock for employee payroll taxes due on restricted stock awards that vested during the nine months ended February 28, 2019. These shares were acquired at an average price of $204.31 per share for a total purchase price of $61.6 million.

During the nine months ended February 28, 2019 and 2018, Cintas issued $217.5 million, net and $137.0 million, net of commercial paper borrowings. During the nine months ended February 28, 2018, Cintas paid off the term loan balance of $250.0 million with cash on hand and paid the $300.0 million aggregate principal amount of its 6.13% 10-year senior notes that matured on December 1, 2017 with cash on hand and proceeds from the issuance of commercial paper.

The following table summarizes Cintas' outstanding debt:

(In thousands)	Interest Rate		Fiscal Year Issued	Fiscal Year Maturity	February 28, 2019	May 31, 2018

Debt due within one year
Commercial paper	2.75%	(1)	Various	Various	$217,500	$—
Total debt due within one year					$217,500	$—

Debt due after one year
Senior notes	4.30%		2012	2022	$250,000	$250,000
Senior notes	2.90%		2017	2022	650,000	650,000
Senior notes	3.25%		2013	2023	300,000	300,000
Senior notes (2)	2.78%		2013	2023	51,793	52,119
Senior notes (3)	3.11%		2015	2025	52,057	52,309
Senior notes	3.70%		2017	2027	1,000,000	1,000,000
Senior notes	6.15%		2007	2037	250,000	250,000
Debt issuance costs					(16,892)	(19,119)
Total debt due after one year					$2,536,958	$2,535,309
(1) Variable rate debt instrument. The rate presented is the variable borrowing rate at February 28, 2019.
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
The credit agreement that supports our commercial paper program was amended on September 16, 2016. The amendment increased the capacity of the revolving credit facility from $450.0 million to $600.0 million and added a $250.0 million term loan facility. The credit agreement has an accordion feature that provides Cintas the ability to request increases to the borrowing commitments under either the revolving credit facility or a new term loan of up to $250.0 million in the aggregate, subject to customary conditions. The maturity date of the credit agreement is September 15, 2021. As of February 28, 2019, there was $217.5 million of commercial paper outstanding and no borrowings on our revolving credit facility. As of May 31, 2018, there was no commercial paper outstanding and no borrowings on our revolving credit facility.

Cintas has certain covenants related to debt agreements. These covenants limit our ability to incur certain liens, to engage in sale-leaseback transactions and to merge, consolidate or sell all or substantially all of Cintas' assets. These covenants also require Cintas to maintain certain debt to earnings before interest, taxes, depreciation and amortization (EBITDA) and interest coverage ratios. Cross-default provisions exist between certain debt instruments. If a default of a significant covenant were to occur, the default could result in an acceleration of the maturity of the indebtedness, impair liquidity and limit the ability to raise future capital. As of February 28, 2019, Cintas was in compliance with all debt covenants.

Our access to the commercial paper and long-term debt markets has historically provided us with sources of liquidity.  We do not anticipate having difficulty in obtaining financing from those markets in the future in view of our favorable experiences in the debt markets in the recent past. Our ability to continue to access the commercial paper and long-term debt markets on favorable interest rate and other terms will depend, to a significant degree, on the ratings assigned by the credit rating agencies to our indebtedness. As of February 28, 2019, our ratings were as follows:

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

ITEM 4.
CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

With the participation of Cintas’ management, including Cintas’ Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, Cintas has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of February 28, 2019.  Based on such evaluation, Cintas’ management, including Cintas’ Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, has concluded that Cintas’ disclosure controls and procedures were effective as of February 28, 2019, in ensuring (i) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is accumulated and communicated to Cintas’ management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Beginning June 1, 2018, we adopted ASU 2014-09 and implemented certain changes to our related revenue recognition control activities, including the development of new policies and periodic reviews of revenue transactions based on the five-step model provided in the new revenue standard, enhanced contract review requirements and other ongoing monitoring activities. There were no other changes in Cintas’ internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended February 28, 2019, that have materially affected, or are reasonably likely to materially affect, Cintas' internal control over financial reporting.

Part II.  Other Information

ITEM 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period (In millions, except share and per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan (1)	Maximum approximate dollar value of shares that may yet be purchased under the plan (1)

December 1 - 31, 2018 (2)	597,696	$167.32	597,670	$863.4
January 1 - 31, 2019 (3)	99	$183.10	—	$863.4
February 1 - 28, 2019 (4)	274	$203.20	—	$863.4
Total	598,069	$167.33	597,670	$863.4

(1) On October 30, 2018, Cintas announced that the Board of Directors authorized a new $1.0 billion share buyback program, which does not have an expiration date. From the inception of the October 30, 2018 share buyback program through February 28, 2019, Cintas has purchased a total of 0.8 million shares of Cintas common stock at an average price of $170.87 per share for a total purchase price of $136.6 million.
(2) During December 2018, Cintas acquired 26 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $156.02 per share for a total purchase price of less than $0.1 million.
(3) During January 2019, Cintas acquired 99 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $183.10 per share for a total purchase price of less than $0.1 million.
(4) During February 2019, Cintas acquired 274 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $203.20 per share for a total purchase price of less than $0.1 million.

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

CINTAS CORPORATION
(Registrant)

Date:	April 5, 2019	/s/	J. Michael Hansen

J. Michael Hansen
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)