Form 10-K
period 2019-05-31
CINTAS CORP
filed 2019-07-26
CIK 723254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended May 31, 2019
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 0-11399
Cintas Corporation
(Exact name of registrant as specified in its charter)

Washington	31-1188630
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification Number)

6800 Cintas Boulevard P.O. Box 625737 Cincinnati, Ohio 45262-5737
(Address of Principal Executive Offices)
Registrant's Telephone Number, Including Area Code: (513) 459-1200
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, no par value	CTAS	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES	✓	NO
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES	NO	✓
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES	✓	NO
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files.

YES	✓	NO
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
The aggregate market value of the Registrant's Common Stock held by non-affiliates as of November 30, 2018, was $19,698,043,866 based on a closing sale price of $187.38 per share. As of June 30, 2019, 184,831,098 shares of the Registrant's Common Stock were issued and 102,487,039 shares were outstanding.
Documents Incorporated by Reference
Portions of the Registrant's Proxy Statement to be filed with the Commission for its 2019 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

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

Cintas’ reportable operating segments are Uniform Rental and Facility Services and First Aid and Safety Services. The Uniform Rental and Facility Services reportable operating segment consists of the rental and servicing of uniforms and other garments, including flame resistant clothing, mats, mops and shop towels and other ancillary items. In addition to these rental items, restroom cleaning services and supplies, carpet and tile cleaning services and the sale of items from our catalogs to our customers on route are included within this reportable operating segment. The First Aid and Safety Services reportable operating segment consists of first aid and safety products and services. The remainder of Cintas’ business, which consists of Fire Protection Services and its Uniform Direct Sale business, is included in All Other.

On March 21, 2017, Cintas completed the acquisition of G&K Services, Inc. (G&K). G&K is a wholly-owned subsidiary of Cintas that operates within the Uniform Rental and Facility Services operating segment. In fiscal 2018, Cintas sold a significant business referred to as "Discontinued Services." Prior to the sale of Discontinued Services, the operations were primarily included in All Other and classified as held for sale. In accordance with the applicable accounting guidance for the disposal of long-lived assets and discontinued operations, the results of Discontinued Services have been excluded from both continuing operations and operating segment results for all periods presented. Please see Note 17 entitled Discontinued Operations of "Notes to Consolidated Financial Statements" for additional information.

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

The following table sets forth Cintas' total revenue and the revenue derived from each reportable operating segment and All Other for the fiscal years ended May 31:

(In thousands)	2019	2018	2017

Uniform Rental and Facility Services	$5,552,430	$5,247,124	$4,202,490
First Aid and Safety Services	619,470	564,706	508,233
All Other	720,403	664,802	612,658
Total Revenue	$6,892,303	$6,476,632	$5,323,381
Additional information regarding each reportable operating segment and All Other is also included in Note 15 entitled Operating Segment Information of "Notes to Consolidated Financial Statements."

The primary markets served by all Cintas businesses are local in nature and highly fragmented. Cintas competes with national, regional and local providers, and the level of competition varies at each of Cintas' local operations. Product, design, price, quality, service and convenience to the customer are the competitive elements in each of our businesses.

Within the Uniform Rental and Facility Services reportable operating segment, Cintas provides its products and services to customers via local delivery routes originating from rental processing plants and branches. Within the First Aid and Safety Services reportable operating segment and All Other, Cintas provides its products and services via its distribution network and local delivery routes or local representatives. In total, Cintas has approximately 11,400 local delivery routes, 470 operational facilities and 11 distribution centers. At May 31, 2019, Cintas employed approximately 45,000 employee-partners, of which approximately 1,600 were represented by labor unions.

Cintas sources finished products from many outside suppliers. In addition, Cintas operates five manufacturing facilities that provide for standard uniform needs. Cintas purchases fabric, used in the manufacturing of it's products, from several suppliers. Cintas is not aware of any circumstances that would hinder its ability to continue obtaining these materials.

Cintas is subject to various environmental laws and regulations, as are other companies in the uniform rental industry. While environmental compliance is not a material component of its costs, Cintas must incur capital expenditures and associated operating costs, primarily for water treatment and waste removal, on a regular basis. Environmental spending related to water treatment and waste removal was approximately $21 million in fiscal 2019 and approximately $20 million in fiscal 2018. Capital expenditures to limit or monitor hazardous substances totaled approximately $10 million in fiscal 2019 and approximately $2 million in fiscal 2018.

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
Our outstanding indebtedness may have negative consequences on our business, such as requiring us to dedicate a substantial portion of our cash flow from operations to the payment of debt service, reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, dividend increases, stock buybacks and other general corporate purposes, as well as increase our vulnerability to adverse economic or industry conditions. In addition, it may limit our ability to obtain additional financing in the future to enable us to react to changes in our business or industry or place us at a competitive disadvantage compared to businesses in our industry that have less debt.

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
The products we sell are sourced from a wide variety of domestic and international suppliers. Global sourcing of many of the products we sell is an important factor in our financial performance. We require all our suppliers to comply with applicable laws, including labor and environmental laws, and otherwise be certified as meeting our required supplier standards of conduct. Our ability to find qualified suppliers who meet our standards, and to access products in a timely and efficient manner is a significant challenge, especially with respect to suppliers located and goods sourced outside the United States. Political and economic stability in the countries in which foreign suppliers are located, the financial stability of suppliers, suppliers' failure to meet our supplier standards, labor problems experienced by our suppliers, the availability of raw materials to suppliers, currency exchange rates, transport availability and cost, inflation and other factors relating to the suppliers and the countries in which they are located are beyond our control. In addition, U.S. and foreign trade policies, tariffs and other impositions on imported goods, trade sanctions imposed on certain countries, the limitation on the importation of certain types of goods or of goods containing certain materials from other countries and other factors relating to foreign trade are beyond our control. These and other factors affecting our suppliers and our access to products could adversely affect our consolidated results of operations.

Fluctuations in foreign currency exchange could adversely affect our financial condition and results of operations.
We earn revenue, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar, including the Canadian dollar, British pound, and the euro. In fiscal years 2019, 2018 and 2017, revenue denominated in currencies other than the U.S. dollar represented less than 10% of our consolidated revenue. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenue, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, fluctuations in the value of the U.S. dollar against other major currencies, particularly in the event of significant increases in foreign currency revenue, will impact our revenue and operating income and the value of balance sheet items denominated in foreign currencies. This impact could adversely affect our consolidated financial condition and consolidated results of operations.

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

Unexpected events could negatively impact our operations and adversely affect our results of operations.
Unexpected events, including fires or explosions at facilities, severe weather conditions, natural disasters such as hurricanes and tornadoes, war or terrorist activities, unplanned outages, supply disruptions, failure of equipment or systems or changes in laws and/or regulations impacting our businesses, could adversely affect our consolidated results of operations. These events could result in customer disruption, physical damage to one or more key operating facilities, the temporary closure of one or more key operating facilities or the temporary disruption of information systems. In addition, negative publicity, whether warranted or not, impacting brand image perception could adversely affect our consolidated results of operations.

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

Increases in income tax rates, changes in income tax laws or unfavorable resolution of tax matters could adversely impact our financial results.
Changes in tax laws or regulations in the jurisdictions in which we do business, or other tax law implementations or interpretations, could increase our effective tax rate, restrict our ability to repatriate undistributed offshore earnings, or impose new restrictions, costs or prohibitions on our current practices and reduce our net income and adversely affect our cash flows.

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

Item 1B.  Unresolved Staff Comments
None.

Item 2.  Properties
Cintas occupies 481 facilities located in 332 cities. Cintas leases 249 of these facilities for various terms ranging from monthly to the year 2032. Cintas expects that it will be able to renew or replace its leases on satisfactory terms. Of the five manufacturing facilities noted below, Cintas controls the operations of one manufacturing facility, but does not own or lease the real estate related to the operation. All remaining facilities are owned. The principal executive office in Cincinnati, Ohio, provides centrally located administrative functions including accounting, finance, marketing and computer system development and support. Cintas operates rental processing plants that house administrative, sales and service personnel and the necessary equipment involved in the cleaning of uniforms and bulk items, such as entrance mats and shop towels. Branch operations provide administrative, sales and service functions. Cintas operates 11 distribution centers and five manufacturing facilities. Cintas also operates first aid and safety and fire protection facilities and direct sales offices. Cintas considers the facilities it operates to be adequate for their intended use. Cintas owns or leases approximately 20,000 vehicles which are used for the route-based services and by the sales and management employee-partners.

The following chart provides additional information concerning Cintas' facilities:

Type of Facility	# of Facilities

Rental Processing Plants	211
Rental Branches	142
First Aid and Safety Facilities	60
All Other Facilities	52
Distribution Centers	11	(1)
Manufacturing Facilities	5
Total	481
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
Cintas' common stock is traded on the NASDAQ Global Select Market under the symbol "CTAS." The following table provides the high and low sales prices of shares of Cintas' common stock by quarter during the last two fiscal years:

Fiscal 2019
Quarter Ended	High	Low

May 2019	$227.64	$191.91
February 2019	$207.33	$155.98
November 2018	$217.34	$168.02
August 2018	$214.75	$182.20

Fiscal 2018
Quarter Ended	High	Low

May 2018	$184.22	$162.11
February 2018	$172.91	$147.38
November 2017	$157.81	$131.75
August 2017	$139.74	$123.00

Holders
At May 31, 2019, there were approximately 2,000 shareholders of record of Cintas' common stock. Cintas believes that this represents approximately 144,000 beneficial owners.

Dividends
Dividends on Cintas' outstanding common stock have been paid annually and amounted to $2.05 per share, $1.62 per share and $1.33 per share in fiscal 2019, 2018 and 2017, respectively.

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

Total Shareholder Returns
Comparison of Five-Year Cumulative Total Return

Purchases of Equity Securities by the Issuer and Affiliated Purchases

Period (In millions, except share and per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan (1)	Maximum approximate dollar value of shares that may yet be purchased under the plan (1)

March 1 - 31, 2019 (2)	410,974	$203.25	410,051	$780.1
April 1 - 30, 2019 (3)	34,342	$214.57	34,030	$772.8
May 1 - 31, 2019 (4)	1,433,251	$221.17	1,429,730	$456.6
Total	1,878,567	$217.13	1,873,811	$456.6

(1) On October 30, 2018, Cintas announced that the Board of Directors authorized a $1.0 billion share buyback program, which does not have an expiration date. From the inception of the October 30, 2018 share buyback program through May 31, 2019, Cintas has purchased a total of 2.7 million shares of Cintas common stock at an average price of $203.30 per share for a total purchase price of $543.4 million.
(2) During March 2019, Cintas acquired 923 shares of Cintas common stock in satisfaction of employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were purchased at an average price of $200.72 per share for a total purchase price of $0.2 million.
(3) During April 2019, Cintas acquired 312 shares of Cintas common stock in satisfaction of employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were purchased at an average price of $216.87 per share for a total purchase price of $0.1 million.
(4) During May 2019, Cintas acquired 3,521 shares of Cintas common stock in satisfaction of employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were purchased at an average price of $221.76 per share for a total purchase price of $0.8 million.

Item 6.  Selected Financial Data
Five-Year Financial Summary
(In thousands except per share and percentage data)

Fiscal Years Ended May 31,	2015(1)	2016(1)	2017(1)(3)	2018(1)	2019(1)(2)	Compound Annual Growth (2015-2019)

Revenue	$4,369,677	$4,795,772	$5,323,381	$6,476,632	$6,892,303	12.1%
Net Income, Continuing Operations	402,553	448,605	457,286	783,932	882,635	21.7%
Net Income, Discontinued Operations	28,065	244,915	23,422	58,654	2,346	(46.2)%
Net Income	$430,618	$693,520	$480,708	$842,586	$884,981	19.7%

Basic Earnings Per Share:
Continuing Operations	$3.44	$4.08	$4.27	$7.24	$8.23	24.4%
Discontinued Operations	0.24	2.22	0.22	0.54	0.02	(46.3)%
Basic Earnings Per Share	$3.68	$6.30	$4.49	$7.78	$8.25	22.4%
Diluted Earnings Per Share:
Continuing Operations	$3.39	$4.02	$4.17	$7.03	$7.97	23.8%
Discontinued Operations	0.24	2.19	0.21	0.53	0.02	(46.3)%
Diluted Earnings Per Share	$3.63	$6.21	$4.38	$7.56	$7.99	21.8%

Dividends Per Share	$1.70	$1.05	$1.33	$1.62	$2.05	4.8%
Total Assets (4)	$4,185,675	$4,098,815	$6,844,057	$6,958,214	$7,436,662	15.5%
Shareholders' Equity	$1,932,455	$1,842,659	$2,302,793	$3,016,526	$3,002,721	11.6%
Return on Average Equity (5)	19.5%	23.8%	22.1%	29.5%	29.3%
Long-Term Debt (4)	$1,293,215	$1,294,422	$ 3,133,524(6)	$2,535,309	$2,849,771

(1)
In accordance with the applicable accounting guidance for the disposal of long-lived assets and discontinued operations, the results of Discontinued Services, Shredding and Storage have been excluded from continuing operations for all periods presented. Please see Note 17 entitled Discontinued Operations of "Notes to Consolidated Financial Statements" for additional information.

(2)
In accordance with the applicable accounting guidance for revenue from contracts with customers, Cintas capitalizes commission expenses and amortizes them on a straight-line basis over the expected period of benefit. The current and noncurrent assets related to capitalized contract costs included in the consolidated balance sheet at May 31, 2019, totaled $69.6 million and $206.0 million, respectively. Historical periods presented prior to fiscal 2019 do not include capitalized contract costs, and, as a result, the information may not be comparable. Please see Note 2 entitled Revenue Recognition of "Notes to Consolidated Financial Statements" for additional information.

(3)
Includes G&K results of operations from March 21, 2017 through May 31, 2017. Historical periods presented prior to fiscal 2017 do not include G&K, and, as a result, the information may not be comparable.

(4)
In accordance with the applicable accounting guidance for simplifying the presentation of debt issuance costs, the debt costs related to recognized debt liabilities have been excluded from Total Assets and reclassified to Long-Term Debt as a direct deduction from the carrying amount of the debt liabilities. The impact of this change in accounting principle on balances previously reported for fiscal 2016 and 2015 were reclassifications of $5.6 million and $6.8 million, respectively, from other assets to long-term liabilities.

(5)
Return on average equity is computed as net income from continuing operations divided by the average of shareholders' equity. We believe that disclosure of this non-GAAP financial measure gives management and shareholders a good indication of Cintas' historical performance.

(6)
Includes issuance of approximately $2.1 billion in debt to fund the G&K acquisition. Please see Note 7 entitled Debt and Derivatives of "Notes to Consolidated Financial Statements" for additional information.

Item 7.  Management's Discussion and Analysis
of Financial Condition and Results of Operations
Business Strategy
Cintas helps more than one million businesses of all types and sizes, primarily in North America, as well as Latin America, Europe and Asia, get Ready™ to open their doors with confidence every day by providing a wide range of products and services that enhance our customers’ image and help keep their facilities and employees clean, safe and looking their best. With products and services including uniforms, floor care, restroom supplies, first aid and safety products, fire extinguishers and testing and safety and compliance training, Cintas helps customers get Ready for the Workday™.

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

We pursue the strategy of broadening our customer base in several ways. Cintas has a national sales organization introducing all our products and services to prospects in all business segments. Our broad range of products and services allows our sales organization to consider any type of business a prospect. We also broaden our customer base through geographic expansion, especially in our first aid and safety and fire protection businesses. Finally, we evaluate strategic acquisitions as opportunities arise.

Results of Operations
Cintas classifies its business into two reportable operating segments and places the remainder of its operating segments in an All Other category. Cintas’ two reportable operating segments are Uniform Rental and Facility Services and First Aid and Safety Services. The Uniform Rental and Facility Services reportable operating segment, consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items. In addition to these rental items, restroom cleaning services and supplies, carpet and tile cleaning services and the sale of items from our catalogs to our customers on route are included within this reportable operating segment. The First Aid and Safety Services reportable operating segment consists of first aid and safety products and services. The remainder of Cintas’ business, which consists of Fire Protection Services and its Uniform Direct Sale business, is included in All Other. These operating segments consist of fire protection products and services and the direct sale of uniforms and related items. Cintas evaluates operating segment performance based on revenue and income before income taxes. Revenue and income before income taxes for each of these reportable operating segments for the years ended May 31, 2019, 2018 and 2017 are presented in Note 15 entitled Operating Segment Information of "Notes to Consolidated Financial Statements." The Company regularly reviews its operating segments for reporting purposes based on the information its chief operating decision maker regularly reviews for purposes of allocating resources and assessing performance and makes changes when appropriate.

On March 21, 2017, Cintas completed the acquisition of G&K Services, Inc. (G&K). G&K is a wholly-owned subsidiary of Cintas that operates within the Uniform Rental and Facility Services operating segment. In fiscal 2018, Cintas sold a significant business referred to as "Discontinued Services." Prior to the sale of Discontinued Services, the operations were primarily included in All Other and classified as held for sale. In accordance with the applicable accounting guidance for the disposal of long-lived assets and discontinued operations, the results of Discontinued Services have been excluded from both continuing operations and operating segment results for all periods presented. See Note 17 entitled Discontinued Operations of "Notes to Consolidated Financial Statements" for additional information.

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, "Revenue from Contracts with Customers (Topic 606)," to clarify revenue recognition principles. This guidance is intended to improve disclosure requirements and enhance the comparability of revenue recognition practices. Cintas adopted this ASU, and all the related amendments, effective June 1, 2018 using the modified retrospective method. See Note 1 entitled Significant Accounting Policies and Note 2 entitled Revenue Recognition of "Notes to Consolidated Financial Statements" for more information.

The following table sets forth certain consolidated statements of income data as a percent of revenue by reportable operating segment, All Other and in total for the fiscal years ended May 31:

	2019	2018	2017

Revenue:
Uniform Rental and Facility Services	80.6%	81.0%	79.0%
First Aid and Safety Services	9.0%	8.7%	9.5%
All Other	10.4%	10.3%	11.5%
Total revenue	100.0%	100.0%	100.0%

Cost of sales:
Uniform Rental and Facility Services	54.5%	55.0%	54.9%
First Aid and Safety Services	52.0%	52.9%	54.7%
All Other	57.4%	57.5%	58.3%
Total cost of sales	54.6%	55.1%	55.3%

Gross margin:
Uniform Rental and Facility Services	45.5%	45.0%	45.1%
First Aid and Safety Services	48.0%	47.1%	45.3%
All Other	42.6%	42.5%	41.7%
Total gross margin	45.4%	44.9%	44.7%

Selling and administrative expenses:
Uniform Rental and Facility Services	27.6%	28.6%	27.1%
First Aid and Safety Services	33.4%	33.7%	34.9%
All Other	33.3%	33.9%	34.5%
Total selling and administrative expenses	28.7%	29.6%	28.7%

G&K Services, Inc. transaction and integration expenses	0.2%	0.6%	1.5%

Gain on sale of a cost method investment	1.0%	—%	—%

Interest expense, net	1.5%	1.7%	1.6%

Income from continuing operations before income taxes	16.0%	13.0%	12.9%

Fiscal 2019 Compared to Fiscal 2018
Fiscal 2019 total revenue was $6.9 billion, an increase of 6.4% over the prior fiscal year. Revenue increased organically by 6.5% as a result of increased sales volume. Organic growth adjusts for the impact of acquisitions, divestitures and foreign currency exchange rate fluctuations. Total revenue was positively impacted by 0.2% due to acquisitions and negatively impacted by 0.3% due to foreign currency exchange rate fluctuations.

Organic growth by quarter for fiscal 2019 is as follows:

Organic Growth

First Quarter Ended August 31, 2018	5.2%
Second Quarter Ended November 30, 2018	7.0%
Third Quarter Ended February 28, 2019	6.0%
Fourth Quarter Ended May 31, 2019	7.6%

For the Fiscal Year Ended May 31, 2019	6.5%

Uniform Rental and Facility Services reportable operating segment revenue consists predominantly of revenue derived from the rental of corporate identity uniforms and other garments, including flame resistant clothing, and the rental and/or sale of mats, mops, shop towels, restroom supplies and other rental services. Revenue from the Uniform Rental and Facility Services reportable operating segment increased 5.8% compared to fiscal 2018 due to an organic growth increase of 6.1%. Revenue growth was negatively impacted by 0.3% due to foreign currency exchange rate fluctuations. Revenue growth was a result of new business, the penetration of additional products and services into existing customers and price increases, partially offset by lost business. New business growth resulted from an increase in the number and productivity of sales representatives. Generally, sales productivity improvements are due to increased tenure and improved training, which produce a higher number of products and services sold.

Other revenue, consisting of revenue from the First Aid and Safety Services reportable operating segment and All Other, increased 9.0% compared to fiscal 2018. Revenue increased organically by 7.8% primarily due to improved sales representative productivity. Revenue growth was positively impacted by 1.2% due to acquisitions.

Cost of uniform rental and facility services increased 4.9% compared to fiscal 2018. Cost of uniform rental and facility services consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other ancillary items. The cost of uniform rental and facility services increase compared to fiscal 2018 was due to increased Uniform Rental and Facility Services reportable operating segment sales volume from organic growth.

Cost of other consists primarily of cost of goods sold (predominantly first aid and safety products, uniforms and fire protection products), delivery expenses and distribution expenses in the First Aid and Safety Services reportable operating segment and All Other. Cost of other increased 8.1% in fiscal 2019 compared to fiscal 2018. The increase was primarily related to the increased sales volumes in the First Aid and Safety Services reportable operating segment and All Other.

Selling and administrative expenses increased $63.9 million, or 3.3%, compared to fiscal 2018 primarily due to increases in labor and other employee-partner related expenses.

Operating income in both fiscal 2019 and 2018 was negatively impacted by $14.4 million and $41.9 million, respectively, of integration expenses incurred in connection with the G&K acquisition. The after-tax effect of these integration expenses represents a negative impact on diluted earnings per share of $0.10 per share in fiscal 2019 and $0.26 per share in fiscal 2018.

During fiscal 2019, Cintas sold a cost method investment for $73.3 million, resulting in a pre-tax gain of $69.4 million. The after-tax effect of the gain represents a positive impact on diluted earnings per share of $0.47 per share.

Net interest expense (interest expense less interest income) was $100.5 million in fiscal 2019 compared to $108.8 million in fiscal 2018. The decrease in net interest expense was primarily due to lower debt outstanding during the fiscal 2019 as a result of the payment of $300.0 million aggregate principal amount of our 6.13% 10-year senior notes that matured on December 1, 2017. Also, during fiscal 2018, Cintas paid off the term loan balance of $250.0 million with cash on hand.

Income before income taxes was $1,102.4 million, an increase of $261.4 million, or 31.1%, compared to fiscal 2018. The increase in income before income taxes was primarily due to revenue growing at a faster pace than expenses, the gain on sale of a cost method investment and the decrease in integration expenses.

Cintas' effective tax rate on continuing operations was 19.9% for fiscal 2019 compared to 6.8% in fiscal 2018. The effective tax rate in both periods was impacted by certain discrete items (primarily the tax accounting for stock-based compensation). The effective tax rate for fiscal 2018 was also largely impacted by the one-time revaluation of deferred tax assets and liabilities as a result of the Tax Cuts and Jobs Act (Tax Act).

Net income from continuing operations for fiscal 2019 of $882.6 million was a 12.6% increase compared to fiscal 2018. Diluted earnings per share from continuing operations of $7.97 was a 13.4% increase compared to fiscal 2018. Diluted earnings per share from continuing operations increased primarily due to the increase in earnings from continuing operations explained above.

Uniform Rental and Facility Services Reportable Operating Segment
Uniform Rental and Facility Services reportable operating segment revenue increased $305.3 million, or 5.8%, and the cost of uniform rental and facility services increased $140.6 million, or 4.9%, due to the reasons previously discussed. The reportable operating segment's fiscal 2019 gross margin was 45.5% of revenue compared to 45.0% in fiscal 2018. The increase in gross margin was driven by new business sold by sales representatives, penetration of additional products and services into existing customers and continuous improvements in process efficiency.

Selling and administrative expenses for the Uniform Rental and Facility Services reportable operating segment increased $33.1 million in fiscal 2019 compared to fiscal 2018. Selling and administrative expense as a percent of revenue for fiscal 2019 was 27.6% compared to 28.6% in fiscal 2018. The decrease in selling and administrative expenses as a percent of revenue was due to revenue growing at a faster pace than labor and employee-partner related expenses and a one-time cash payment to employee-partners during fiscal 2018 following the enactment of the Tax Act.

The Uniform Rental and Facility Services reportable operating segment incurred $14.4 million and $41.9 million of integration expenses directly related to the G&K acquisition in fiscal 2019 and 2018, respectively. The expenses incurred in fiscal 2019 consisted primarily of facility closure expenses.

Income before income taxes increased $159.1 million to $976.7 million for fiscal 2019 compared to fiscal 2018. Income before income taxes as a percent of revenue at 17.6% increased 200 basis points from 15.6% in fiscal 2018. The increase was primarily due to the increase in sales, the one-time cash payment to employee-partners in the prior year and the reduction in G&K integration expenses.

First Aid and Safety Services Reportable Operating Segment
First Aid and Safety Services reportable operating segment revenue increased $54.8 million in fiscal 2019, an 9.7% increase compared to fiscal 2018. Revenue increased organically by 9.7% as a result of increased sales volume. Revenue growth was positively impacted by 0.1% due to acquisitions and negatively impacted by 0.1% due to foreign currency exchange rate fluctuations.

Cost of sales for the First Aid and Safety Services reportable operating segment increased $23.5 million, or 7.9%, in fiscal 2019, primarily due to higher sales volume. Gross margin for the First Aid and Safety Services reportable operating segment is defined as revenue less cost of goods, warehouse expenses, service expenses and training expenses. The gross margin as a percent of revenue was 48.0% for fiscal 2019 compared to 47.1% in fiscal 2018. The increase was primarily driven by improved sourcing, leveraging of existing warehouses and optimization of delivery routes.

Selling and administrative expenses for the First Aid and Safety Services reportable operating segment increased by $16.4 million, or 8.6%, in fiscal 2019 compared to fiscal 2018. Selling and administrative expenses as a percent of revenue were 33.4% in fiscal 2019 compared to 33.7% in fiscal 2018. The decrease in selling and administrative expenses as a percent of revenue was due to revenue growing at a faster pace than labor and employee-partner related expenses and the one-time cash payment to employee-partners during fiscal 2018.

Income before income taxes for the First Aid and Safety Services reportable operating segment was $90.1 million in fiscal 2019, an increase of $14.9 million, or 19.8%, compared to fiscal 2018. Income before income taxes as a percent of revenue at 14.5%, increased from 13.3% in fiscal 2018 due to the previously discussed growth in revenue, improvement in the gross margin percentage and improvement in selling and administrative expenses as a percent of revenue.

Fiscal 2018 Compared to Fiscal 2017
Fiscal 2018 total revenue was $6.5 billion, an increase of 21.7% over the prior fiscal year. Revenue increased organically by 7.1% as a result of increased sales volume. Organic growth adjusts for the impact of acquisitions, divestitures and foreign currency exchange rate fluctuations. Total revenue was positively impacted by 14.3% due to acquisitions, primarily G&K. Revenue growth was positively impacted by 0.3% due to foreign currency exchange rate fluctuations.

Organic growth by quarter for fiscal 2018 is as follows:

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

Selling and administrative expenses increased $389.4 million, or 25.5%, compared to fiscal 2017 due primarily to a one-time cash payment to employee-partners, increased labor and other employee-partner related expenses as a result of the acquisition of G&K, increased amortization expense related to intangible assets acquired as a result of the G&K acquisition and increased costs related to investments in a new enterprise resource planning system. The one-time cash payment to employee-partners was made following the enactment of the Tax Act, which was signed into legislation by the President on December 22, 2017. The one-time cash payment to employee-partners amounted to an expense of approximately $40 million, or 0.6% of total revenue. Operating income for fiscal 2018 was negatively impacted by $41.9 millio

n, or 0.6% of total revenue, from transaction and integration expenses incurred in connection with the G&K acquisition and $79.2 million, or 1.5% of total revenue, in fiscal 2017.

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

Selling and administrative expenses for the Uniform Rental and Facility Services reportable operating segment increased $362.3 million in fiscal 2018 compared to fiscal 2017. Selling and administrative expense as a percent of revenue for fiscal 2018 was 28.6% compared to 27.1% in fiscal 2017. The increase in selling and administrative expenses for the Uniform Rental and Facility Services reportable operating segment was primarily related to a onetime cash payment to employee-partners, increased labor and employee-partner related expenses as a result of the G&K acquisition, increased amortization expense related to intangibles acquired as a result of the G&K acquisition and an investment in an enterprise resource planning system.

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

Liquidity and Capital Resources
The following table summarizes our cash flows and cash and cash equivalents as of and for the fiscal years ended May 31:

(In thousands)	2019	2018

Net cash provided by operating activities	$1,067,862	$964,160
Net cash used in investing activities	$(235,638)	$(135,698)
Net cash used in financing activities	$(873,305)	$(864,140)

Cash and cash equivalents at end of year	$96,645	$138,724

Cash and cash equivalents as of May 31, 2019 and 2018 include $28.5 million and $33.9 million, respectively, that is located outside of the United States.

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

Net cash provided by operating activities was $1.1 billion for fiscal 2019, which was an increase of $103.7 million compared to fiscal 2018. The increase was the result of higher net income and favorable changes in deferred taxes, partially offset by changes in working capital.

Net cash used in investing activities was $235.6 million in fiscal 2019 compared to $135.7 million in fiscal 2018. Capital expenditures were $276.7 million and $271.7 million for fiscal 2019 and fiscal 2018, respectively. Capital expenditures for fiscal 2019 included $220.4 million for the Uniform Rental and Facility Services reportable operating segment and $36.8 million for the First Aid and Safety Services reportable operating segment. Cash paid for acquisitions of businesses, net of cash acquired, was $9.8 million and $19.3 million for fiscal 2019 and fiscal 2018, respectively. The acquisitions in both fiscal 2019 and 2018 occurred in our Uniform Rental and Facility Services reportable operating segment, our First Aid and Safety Services reportable operating segment and our Fire Protection business, which is included in All Other. In fiscal 2019, investing activities included proceeds of $73.3 million from the sale of a cost method investment and $3.2 million from the sale of a business included in discontinued operations, and during fiscal 2018, included proceeds of $127.8 million related to the sale of Discontinued Services. Net cash used in investing activities also included $17.8 million of investment purchases during fiscal 2019 and net proceeds of $26.1 million from purchases and redemptions of marketable securities and investments during fiscal 2018.

Net cash used in financing activities was $873.3 million for fiscal 2019, compared to $864.1 million in fiscal 2018. The increase in fiscal 2019 from fiscal 2018 is primarily due to the repurchase of common stock in fiscal 2019. On August 2, 2016, we announced that the Board of Directors authorized a $500.0 million share buyback program. During fiscal 2019, under the August 2, 2016 share buyback program, we purchased a total of 2.1 million shares of Cintas common stock at an average price of $192.55 per share for a total purchase price of $410.0 million to complete the August 2, 2016 share buyback program. On October 30, 2018, we announced that the Board of Directors authorized a new $1.0 billion share buyback program, which does not have an expiration date. During fiscal 2019, under this new program, we purchased 2.7 million shares of Cintas common stock at an average price of $203.30 for a total purchase price of $543.4 million. During fiscal 2018, under the August 2, 2016 share buyback program, we purchased 0.5 million shares of Cintas common at an average price of $173.51 per share for a total purchase price of $90.0 million. Subsequent to May 31, 2019 through July 26, 2019, under the new share buyback program, Cintas purchased 0.8 million shares at an average price of $230.66 per share for a total purchase price of $193.1 million. From the inception of the October 30, 2018 share buyba ck program through July 26, 2019, Cintas has purchased a total of 3.5 million shares of Cintas common stock at an average price of $209.82 for a total purchase price of $736.5 million. Also, for the fiscal year ended May 31, 2019, Cintas acquired 0.3 million shares of Cintas common stock in satisfaction of employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $204.50 per share for a total purchase price of $62.9 million.

On October 30, 2018, Cintas declared an annual cash dividend of $2.05 per share on outstanding common stock, a
26.5% increase over the annual dividend paid in the prior year. The dividend was paid on December 7, 2018 to shareholders of record as of November 9, 2018. This marked the 36th consecutive year that Cintas has increased its annual dividend, every year since going public in 1983.

During the fiscal year ended May 31, 2019, Cintas issued a net total of $112.5 million of commercial paper and received proceeds of $200.0 million as a result of a new term loan. During fiscal 2018, Cintas paid a net total of $50.5 million of commercial paper and paid off the term loan balance of $250.0 million with cash on hand. On December 1, 2017, Cintas paid the $300.0 million aggregate principal amount of its 6.13% 10-year senior notes that matured on that date with cash on hand and proceeds from the issuance of commercial paper.

The following table summarizes Cintas' outstanding debt at May 31:

(In thousands)	Interest Rate		Fiscal Year Issued	Fiscal Year Maturity	2019	2018

Debt due within one year
Commercial paper	2.68%	(1)	2019	2020	$112,500	$—
Term loan	3.06%	(1)	2019	2020	200,000	—
Debt issuance costs					(236)	—
Total debt due within one year					$312,264	$—

Debt due after one year
Senior notes	4.30%		2012	2022	$250,000	$250,000
Senior notes	2.90%		2017	2022	650,000	650,000
Senior notes	3.25%		2013	2023	300,000	300,000
Senior notes (2)	2.78%		2013	2023	51,684	52,119
Senior notes (3)	3.11%		2015	2025	51,973	52,309
Senior notes	3.70%		2017	2027	1,000,000	1,000,000
Senior notes	6.15%		2007	2037	250,000	250,000
Debt issuance costs					(16,150)	(19,119)
Total debt due after one year					$2,537,507	$2,535,309
(1)     Variable rate debt instrument. The rate presented is the variable borrowing rate at May 31, 2019.

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

The credit agreement that supports our commercial paper program was amended and restated on May 24, 2019. The amendment increased the capacity of the revolving credit facility from $600.0 million to $1.0 billion and created a new term loan of $200.0 million. The credit agreement has an accordion feature that provides Cintas the ability to request increases to the borrowing commitments under either the revolving credit facility or the term loan of up to $250.0 million in the aggregate, subject to customary conditions. The maturity date of the revolving credit facility is May 22, 2024, and the maturity date of the term loan is May 22, 2020, which can be extended 12 months, annually, for up to four years. As of May 31, 2019, there was $112.5 million of commercial paper outstanding with a weighted average interest rate of 2.7% and maturity dates less than 30 days and no borrowings on our revolving credit facility. No commercial paper or borrowings on our revolving credit facility were outstanding at May 31, 2018.

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

Our access to the commercial paper and long-term debt markets has historically provided us with sources of liquidity.  We do not anticipate having difficulty in obtaining financing from those markets in the future in view of our favorable experiences in the debt markets in the recent past. Our ability to continue to access the commercial paper and long-term debt markets on favorable interest rate and other terms will depend, to a significant degree, on the ratings assigned by the credit rating agencies to our indebtedness. As of May 31, 2019, our ratings were as follows:

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

To monitor our credit rating and our capacity for long-term financing, we consider various qualitative and quantitative factors. One such factor is the ratio of our total debt to EBITDA. For the purpose of this calculation, debt is defined as the sum of short-term borrowings, long-term debt due within one year, obligations under capital leases due in one year, long-term debt, long-term obligations under capital leases and standby letters of credit.
Contractual Obligations

	Payments Due by Period
(In thousands)	Total	One year or less	Two to three years	Four to five years	After five years

Debt (1)	$2,862,500	$312,500	$900,000	$350,000	$1,300,000
Operating leases (2)	223,241	54,027	82,280	46,968	39,966
Interest payments (3)	708,985	102,802	185,685	115,370	305,128
Unconditional purchase obligations	—	—	—	—	—
Total contractual cash obligations	$3,794,726	$469,329	$1,167,965	$512,338	$1,645,094

(1)	See Note 7 entitled Debt and Derivatives of "Notes to Consolidated Financial Statements" for a detailed presentation of Cintas' debt.

(2)	Operating leases consist primarily of operational facility leases and vehicle leases.

(3)
Interest payments could include interest on both fixed and variable rate debt. As of May 31, 2019, Cintas had approximately $312.5 million of variable rate debt outstanding, which consisted of $112.5 million of commercial paper and a $200.0 million term loan. The interest payments for variable rate debt were estimated using forecasted rates in future years.

Cintas also makes payments to defined contribution plans and may make payments to defined benefit plans to satisfy minimum funding requirements. The amount of contributions made to the defined contribution plans are at the discretion of the Board of Directors of Cintas. Future contributions to the defined contribution plans are expected to be $73.6 million in the next year, $158.4 million in the next two to three years and $174.7 million in the next four to five years. Future contributions to the defined benefit plans are expected to be $3.1 million in the next year, $6.1 million in the next two to three years and $6.1 million in the next four to five years.

Other Commitments

	Amount of Commitment Expiration per Period
(In thousands)	Total	One year or less	Two to three years	Four to five years	After five years

Lines of credit (1)	$887,377	$—	$—	$887,377	$—
Standby letters of credit and surety bonds (2)	120,637	120,637	—	—	—
Total other commitments	$1,008,014	$120,637	$—	$887,377	$—

(1)	Back-up facility for the commercial paper program (reference Note 7 entitled Debt and Derivatives of "Notes to Consolidated Financial Statements" for further discussion).

(2)
These standby letters of credit and surety bonds support certain outstanding debt (reference Note 7 entitled Debt and Derivatives of "Notes to Consolidated Financial Statements"), self-insured workers' compensation and general liability insurance programs.

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
Capitalization of Contract Costs. The Company has elected to apply the guidance, as a practical expedient, to a portfolio of contracts (or performance obligations) with similar characteristics because the Company reasonably expects that the effects on the consolidated financial statements of applying this guidance to the portfolio would not differ materially from applying this guidance to the individual contracts within the portfolio. The Company also continues to expense certain costs to obtain a contract if those costs do not meet the criteria of the new standard or the amortization period of the asset would have been one year or less.

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

		Impacts of Adopting ASU 2014-09
(In thousands)	May 31, 2018	Capitalization of Contract Costs	Assets With No Alternative Use	June 1, 2018

Assets
Accounts receivable, net	$804,583	$—	$13,426	$818,009
Inventories, net	280,347	—	(11,265)	269,082
Prepaid expenses and other current assets	32,383	63,463	—	95,846
Total current assets	1,977,932	63,463	2,161	2,043,556

Other assets, net	29,315	187,503	—	216,818

Total assets	$6,958,214	$250,966	$2,161	$7,211,341

Liabilities and Shareholders' Equity
Deferred income taxes	$352,581	$63,389	$546	$416,516
Total long-term liabilities	3,165,831	63,389	546	3,229,766

Retained earnings	5,837,827	187,577	1,615	6,027,019
Total shareholders' equity	3,016,526	187,577	1,615	3,205,718

Total liabilities and shareholders' equity	$6,958,214	$250,966	$2,161	$7,211,341

The impacts of adopting ASU 2014-09 on our fiscal 2019 consolidated financial statements are presented in the following tables:

	Fiscal year ended May 31, 2019
Consolidated Statement of Income (In thousands)	As Reported	Under Historical Guidance	Impact of Adopting ASU 2014-09

Revenue:
Uniform rental and facility services	$5,552,430	$5,557,056	$(4,626)
Other	1,339,873	1,337,954	1,919
Total revenue	6,892,303	6,895,010	(2,707)

Costs and expenses:
Cost of other	736,116	735,703	413
Selling and administrative expenses	1,980,644	2,006,134	(25,490)
Operating income	1,133,534	1,111,164	22,370

Income before income taxes	1,102,399	1,080,029	22,370
Income taxes	219,764	214,306	5,458
Income from continuing operations	882,635	865,723	16,912
Net income	$884,981	$868,069	$16,912

Diluted earnings per share	$7.99	$7.84	$0.15

	As of May 31, 2019
Consolidated Balance Sheet (In thousands)	As Reported	Under Historical Guidance	Impact of Adopting ASU 2014-09

Assets
Accounts receivable, net	$910,120	$894,301	$15,819
Inventories, net	334,589	346,267	(11,678)
Income taxes, current	7,475	7,904	(429)
Prepaid expenses and other current assets	103,318	33,759	69,559
Total current assets	2,236,280	2,163,009	73,271

Other assets, net	240,315	38,518	201,797

Total assets	$7,436,662	$7,161,594	$275,068

Liabilities and Shareholders' Equity
Long-term liabilities:
Deferred income taxes	$438,179	$369,215	$68,964
Total long-term liabilities	3,306,208	3,237,244	68,964

Retained earnings	6,691,236	6,485,132	206,104
Total shareholders' equity	3,002,721	2,796,617	206,104

Total liabilities and shareholders' equity	$7,436,662	$7,161,594	$275,068
The adoption of ASU 2014-09 had no impact to the Company's fiscal 2019 operating cash flow, and the only impact of the adoption on our fiscal 2019 consolidated statement of comprehensive income was the impact to net income as presented in the table above.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” as amended. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Topic 842 provides a number of optional practical expedients in transition, and we have determined to use certain of these practical expedients. The Company plans to elect the package of practical expedients permitted under Topic 842, which allows a lessee to carryforward their population of existing leases, the classification of each lease, as well as the treatment of initial direct costs as of the period of adoption. The Company also plans to elect the practical expedient related to lease and non-lease components, as an accounting policy election for all asset classes, which allows a lessee to not separate non-lease from lease components and instead account for consideration paid in a contract as a single lease component. In addition, the Company plans to elect the short-term lease recognition exemption for all leases with a term of 12 months or less, which means it will not recognize right-of-use assets or lease liabilities for these leases. The Company does not expect to elect the use-of-hindsight practical expedient. This guidance will be adopted by the Company on June 1, 2019. In accordance with Topic 842, a registrant can elect not to present comparative financial information under Topic 842 if it recognizes a cumulative-effect adjustment to retained earnings upon adoption. The Company intends to make this transition election. The Company has implemented a new lease system in connection with the adoption of Topic 842. The majority of our lease spend relates to certain real estate with the remaining lease spend primarily related to vehicles and equipment. Based on the Company's portfolio of leases at May 31, 2019, approximately $160.0 million to $185.0 million of lease assets and liabilities will be recognized on the balance sheet upon adoption. We do not expect a material impact on the consolidated statements of income or consolidated statements of cash flows. The Company is substantially complete with its implementation efforts.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 makes eight targeted changes to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company’s adoption of this standard on June 1, 2018 did not have a material impact on its consolidated statements of cash flows.

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

In August 2017, the FASB issued ASU 2017-12, “Targeted Improvements to Accounting for Hedging Activities.” ASU 2017-12 better aligns an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. Among other amendments, the update allows entities to designate the variability in cash flows attributable to changes in a contractually specified component stated in the contract as the hedged risk in a cash flow hedge of a forecasted purchase or sale of a nonfinancial asset. This standard is effective for annual periods beginning after December 15, 2018. We adopted the standard effective as of June 1, 2018, and the effect of adoption of this standard did not have a material impact to our consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." ASU 2018-02 allows entities to elect to reclassify the income tax effects of the Tax Act on items within accumulated other comprehensive income to retained earnings and requires additional related disclosures. This standard is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Cintas is currently evaluating the impact that ASU 2018-02 will have on its consolidated financial statements.

In April 2019, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 will replace the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In connection with recognizing credit losses on receivables and other financial instruments, Cintas will be required to use a forward-looking expected loss model rather than the incurred loss model. This standard is effective for annual periods beginning after December 15, 2019, with early adoption permitted. The adoption of this standard will be through a cumulative-effect adjustment to retained earnings as of the effective date. Cintas is currently evaluating the impact that ASU 2016-13 will have on its consolidated financial statements.

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
Revenue recognition
Rental revenue, which is recorded in the Uniform Rental and Facility Services reportable operating segment, is recognized when services are performed. Other revenue, which is recorded in the First Aid and Safety Services reportable operating segments and All Other, is recognized when either services are performed or the obligations under the terms of a contract with a customer are satisfied. See Note 2 entitled Revenue Recognition of the "Notes to Consolidated Financial Statements" for more information on Cintas' revenue.

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

Property and equipment
Depreciation is calculated using the straight-line method over the estimated useful lives of the assets based on industry and Cintas specific experience, which is typically 30 to 40 years for buildings, 5 to 20 years for building improvements, 3 to 10 years for equipment and 2 to 15 years for leasehold improvements. When events or circumstances indicate that the carrying amount of long-lived assets may not be recoverable, the estimated undiscounted future cash flows are compared to the carrying amount of the assets. If the estimated undiscounted future cash flows are less than the carrying amount of the assets, an impairment loss is recorded based on the excess of the carrying amount of the assets over their respective fair values. Fair value is generally determined by discounted cash flows or based on prices of similar assets, as appropriate. Cintas did not identify any indicators of impairment for the fiscal years ended May 31, 2019 and 2018.

Goodwill
Goodwill, obtained through acquisitions of businesses, is valued at cost less any impairment. Cintas completes an annual impairment test, that includes an assessment of qualitative factors including, but not limited to, macroeconomic conditions, industry and market conditions, and entity specific factors such as strategies and financial performance. We test for goodwill impairment at the reporting unit level. Cintas has identified four reporting units for purposes of evaluating goodwill impairment: Uniform Rental and Facility Services, First Aid and Safety Services and two reporting units within All Other. Based on the results of the annual impairment tests, Cintas was not required to recognize an impairment of goodwill for the fiscal years ended May 31, 2019, 2018 or 2017. Cintas will continue to perform impairment tests as of March 1 in future years and when indicators of impairment exist.

Service contracts and other assets
Service contracts and other assets, which consist primarily of noncompete and consulting agreements obtained through acquisitions of businesses, are amortized by use of the straight-line method over the estimated lives of the agreements, which are generally 5 to 10 years. The G&K service contract asset is being amortized over a period of 15 years, which represents the estimated life of the economic benefit and the asset amortization is based on the annual economic value of the underlying asset, which generally decreases over the 15-year term. Certain noncompete agreements, as well as all service contracts, require that a valuation be determined using a discounted cash flow model. The assumptions and judgments used in these models involve estimates of cash flows and discount rates, among other factors. Because of the assumptions used to value these intangible assets, actual results over time could vary from original estimates. Impairment of service contracts and other assets is accomplished through specific identification. No impairment has been recognized by Cintas for the fiscal years ended May 31, 2019, 2018 or 2017.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
Earnings may be affected by changes in short-term interest rates due to investments, if any, in marketable securities and money market accounts and periodic issuances of commercial paper. If short-term rates changed by one-half percent (or 50 basis points), Cintas' income before income taxes would change by approximately $1.1 million. This estimated exposure considers the effects on investments. This analysis does not consider the effects of a change in economic activity or a change in Cintas' capital structure.

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
Audited Consolidated Financial Statements for the Fiscal Years Ended May 31, 2019, 2018 and 2017

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
With the supervision of our Chairman and Chief Executive Officer and our Chief Financial Officer, management assessed our internal control over financial reporting as of May 31, 2019. Management based its assessment on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed by our internal audit function.
Based on our assessment, management has concluded that our internal control over financial reporting was effective as of May 31, 2019, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.
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

Scott D. Farmer Chairman and Chief Executive Officer

J. Michael Hansen Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cintas Corporation

Opinion on Internal Control over Financial Reporting
We have audited Cintas Corporation’s internal control over financial reporting as of May 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cintas Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of May 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of May 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended May 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a), and our report dated July 26, 2019, expressed an unqualified opinion thereon.

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
July 26, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cintas Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cintas Corporation (the Company) as of May 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended May 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at May 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of May 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated July 26, 2019, expressed an unqualified opinion thereon.

Adoption of New Accounting Standard
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for revenue from contracts with customers and recognizing costs related to obtaining customer contracts in the period ended May 31, 2019.

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
July 26, 2019

Consolidated Statements of Income
	Fiscal Years Ended May 31,
(In thousands except per share data)	2019	2018	2017

Revenue:
Uniform rental and facility services	$5,552,430	$5,247,124	$4,202,490
Other	1,339,873	1,229,508	1,120,891
Total revenue	6,892,303	6,476,632	5,323,381

Costs and expenses:
Cost of uniform rental and facility services	3,027,599	2,886,959	2,307,774
Cost of other	736,116	681,150	635,312
Selling and administrative expenses	1,980,644	1,916,792	1,527,380
G&K Services, Inc. transaction and integration expenses	14,410	41,897	79,224
Operating income	1,133,534	949,834	773,691

Gain on sale of a cost method investment	69,373	—	—

Interest income	(1,228)	(1,342)	(237)
Interest expense	101,736	110,175	86,524

Income before income taxes	1,102,399	841,001	687,404
Income taxes	219,764	57,069	230,118
Income from continuing operations	882,635	783,932	457,286
Income from discontinued operations, net of tax of $757, $35,313 and $15,057, respectively	2,346	58,654	23,422
Net income	$884,981	$842,586	$480,708

Basic earnings per share:
Continuing operations	$8.23	$7.24	$4.27
Discontinued operations	0.02	0.54	0.22
Basic earnings per share	$8.25	$7.78	$4.49

Diluted earnings per share:
Continuing operations	$7.97	$7.03	$4.17
Discontinued operations	0.02	0.53	0.21
Diluted earnings per share	$7.99	$7.56	$4.38

Dividends declared and paid per share	$2.05	$1.62	$1.33

See accompanying notes.

Consolidated Statements of Comprehensive Income
	Fiscal Years Ended May 31,
(In thousands)	2019	2018	2017

Net income	$884,981	$842,586	$480,708

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(21,572)	19,276	(10,252)
Change in fair value of interest rate lock agreements	(27,659)	—	31,136
Amortization of interest rate lock agreements	(1,179)	(933)	1,076
Other	(5,085)	1,029	(115)

Other comprehensive (loss) income, net of tax (benefit) expense of ($9,635), $690 and $19,118, respectively	(55,495)	19,372	21,845

Comprehensive income	$829,486	$861,958	$502,553

See accompanying notes.

Consolidated Balance Sheets
	As of May 31,
(In thousands except share data)	2019	2018

Assets
Current assets:
Cash and cash equivalents	$96,645	$138,724
Accounts receivable, principally trade, less allowance of $37,809 and $33,510, respectively	910,120	804,583
Inventories, net	334,589	280,347
Uniforms and other rental items in service	784,133	702,261
Income taxes, current	7,475	19,634
Prepaid expenses and other current assets	103,318	32,383
Total current assets	2,236,280	1,977,932

Property and equipment, net	1,430,685	1,382,730

Investments	192,346	175,581
Goodwill	2,842,441	2,846,888
Service contracts, net	494,595	545,768
Other assets, net	240,315	29,315
	$7,436,662	$6,958,214
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$226,020	$215,074
Accrued compensation and related liabilities	155,509	140,654
Accrued liabilities	433,940	420,129
Debt due within one year	312,264	—
Total current liabilities	1,127,733	775,857

Long-term liabilities:
Debt due after one year	2,537,507	2,535,309
Deferred income taxes	438,179	352,581
Accrued liabilities	330,522	277,941
Total long-term liabilities	3,306,208	3,165,831

Shareholders' equity:
Preferred stock, no par value:
100,000 shares authorized, none outstanding	—	—
Common stock, no par value:
425,000,000 shares authorized
2019: 184,790,626 shares issued and 103,284,401 shares outstanding
2018: 182,723,471 shares issued and 106,326,383 shares outstanding	840,328	618,464
Paid-in capital	227,928	245,211
Retained earnings	6,691,236	5,837,827
Treasury stock:
2019: 81,506,225 shares
2018: 76,397,088 shares	(4,717,619)	(3,701,319)
Accumulated other comprehensive (loss) income	(39,152)	16,343
Total shareholders' equity	3,002,721	3,016,526
	$7,436,662	$6,958,214

See accompanying notes.

Consolidated
Statements of Shareholders' Equity

	Common Stock		Paid-In Capital	Retained Earnings	Other Accumulated Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
(In thousands)	Shares	Amount				Shares	Amount

Balance at June 1, 2016	179,598	$409,682	$205,260	$4,805,867	$(24,874)	(75,385)	$(3,553,276)	$1,842,659
Net income	—	—	—	480,708	—	—	—	480,708
Comprehensive income, net of tax	—	—	—	—	21,845	—	—	21,845
Dividends	—	—	—	(142,433)	—	—	—	(142,433)
Stock-based compensation	—	—	88,868	—	—	—	—	88,868
Vesting of stock-based compensation awards	429	43,516	(43,516)	—	—	—	—	—
Stock options exercised, net of shares surrendered	966	31,870	—	—	—	—	—	31,870
Repurchase of common stock	—	—	—	—	—	(207)	(20,724)	(20,724)
Adoption of new accounting guidance	—	—	(26,688)	26,688	—	—	—	—
Balance at May 31, 2017	180,993	485,068	223,924	5,170,830	(3,029)	(75,592)	(3,574,000)	2,302,793
Net income	—	—	—	842,586	—	—	—	842,586
Comprehensive income, net of tax	—	—	—	—	19,372	—	—	19,372
Dividends	—	—	—	(175,589)	—	—	—	(175,589)
Stock-based compensation	—	—	112,835	—	—	—	—	112,835
Vesting of stock-based compensation awards	701	91,548	(91,548)	—	—	—	—	—
Stock options exercised, net of shares surrendered	1,029	41,848	—	—	—	—	—	41,848
Repurchase of common stock	—	—	—	—	—	(805)	(127,319)	(127,319)
Balance at May 31, 2018	182,723	618,464	245,211	5,837,827	16,343	(76,397)	(3,701,319)	3,016,526
Net income	—	—	—	884,981	—	—	—	884,981
Comprehensive loss, net of tax	—	—	—	—	(55,495)	—	—	(55,495)
Dividends	—	—	—	(220,764)	—	—	—	(220,764)
Stock-based compensation	—	—	139,210	—	—	—	—	139,210
Vesting of stock-based compensation awards	766	156,493	(156,493)	—	—	—	—	—
Stock options exercised, net of shares surrendered	1,302	65,371	—	—	—	—	—	65,371
Repurchase of common stock	—	—	—	—	—	(5,109)	(1,016,300)	(1,016,300)
Cumulative effect of change in accounting principle	—	—	—	189,192	—	—	—	189,192
Balance at May 31, 2019	184,791	$840,328	$227,928	$6,691,236	$(39,152)	(81,506)	$(4,717,619)	$3,002,721

See accompanying notes.

Consolidated Statements of Cash Flows
	Fiscal Years Ended May 31,
(In thousands)	2019	2018	2017
Cash flows from operating activities:
Net income	$884,981	$842,586	$480,708
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	223,631	215,476	171,565
Amortization of intangible assets and capitalized contract costs	136,462	63,940	25,030
Stock-based compensation	139,210	112,835	88,868
Gain on sale of a cost method investment	(69,373)	—	—
Gain on sale of business	(3,200)	(96,400)	(26,917)
Asset impairment charge	—	—	23,331
G&K Services, Inc. transaction and integration costs	—	—	31,445
Short-term debt financing fees included in net income	—	—	17,062
Settlement of cash flow hedges	—	—	30,194
Deferred income taxes	31,708	(119,295)	3,902
Change in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(94,918)	(66,267)	(93,557)
Inventories, net	(60,039)	(3,323)	(668)
Uniforms and other rental items in service	(90,228)	(64,299)	(8,732)
Prepaid expenses and other current assets and capitalized contract costs	(100,765)	(15,526)	24,201
Accounts payable	12,276	35,275	13,726
Accrued compensation and related liabilities	15,321	(9,392)	13,654
Accrued liabilities and other	30,910	42,468	(501)
Income taxes, current	11,886	26,082	(29,424)
Net cash provided by operating activities	1,067,862	964,160	763,887

Cash flows from investing activities:
Capital expenditures	(276,719)	(271,699)	(273,317)
Proceeds from redemption of marketable securities and investments	—	179,857	218,324
Purchase of marketable securities and investments	(17,841)	(153,708)	(181,065)
Proceeds from sale of a cost method investment	73,342	—	—
Proceeds from sale of business	3,200	127,835	28,276
Acquisitions of businesses, net of cash acquired	(9,813)	(19,346)	(2,102,371)
Other, net	(7,807)	1,363	(196)
Net cash used in investing activities	(235,638)	(135,698)	(2,310,349)

Cash flows from financing activities:
Issuance (payments) of commercial paper, net	112,500	(50,500)	50,500
Proceeds from issuance of debt, net	200,000	—	1,932,229
Repayment of debt	—	(550,000)	(250,000)
Payment of short-term debt financing fees	—	—	(17,062)
Proceeds from exercise of stock-based compensation awards	65,371	41,848	31,870
Dividends paid	(220,764)	(175,589)	(142,433)
Repurchase of common stock	(1,016,300)	(127,319)	(20,724)
Other, net	(14,112)	(2,580)	(5,878)
Net cash (used in) provided by financing activities	(873,305)	(864,140)	1,578,502
Effect of exchange rate changes on cash and cash equivalents	(998)	5,136	(2,131)
Net (decrease) increase in cash and cash equivalents	(42,079)	(30,542)	29,909
Cash and cash equivalents at beginning of year	138,724	169,266	139,357
Cash and cash equivalents at end of year	$96,645	$138,724	$169,266

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

Cintas’ reportable operating segments are Uniform Rental and Facility Services and First Aid and Safety Services. The Uniform Rental and Facility Services reportable operating segment, consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items. In addition to these rental items, restroom cleaning services and supplies, carpet and tile cleaning services and the sale of items from our catalogs to our customers on route are included within this reportable operating segment. The First Aid and Safety Services reportable operating segment consists of first aid and safety products and services. The remainder of Cintas’ business, which consists of Fire Protection Services and its Uniform Direct Sale business, is included in All Other. Cintas evaluates operating segment performance based on revenue and income before income taxes. Revenue and income before income taxes for each of these reportable operating segments for the years ended May 31, 2019, 2018 and 2017 are presented in Note 15 entitled Operating Segment Information. The Company regularly reviews its operating segments for reporting purposes based on the information its chief operating decision maker (CODM) regularly reviews for purposes of allocating resources and assessing performance and makes changes when appropriate.

On March 21, 2017, Cintas completed the acquisition of G&K Services, Inc. (G&K). G&K is a wholly-owned subsidiary of Cintas that operates within the Uniform Rental and Facility Services operating segment. In fiscal 2018, Cintas sold a significant business referred to as "Discontinued Services." Prior to the sale of Discontinued Services, the operations were primarily included in All Other and classified as held for sale. In accordance with the applicable accounting guidance for the disposal of long-lived assets and discontinued operations, the results of Discontinued Services have been excluded from both continuing operations and operating segment results for all periods presented. See Note 17 entitled Discontinued Operations for additional information.

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

Revenue recognition.  Rental revenue, which is recorded in the Uniform Rental and Facility Services reportable operating segment, is recognized when services are performed. Other revenue, which is recorded in the First Aid and Safety Services reportable operating segment and All Other, is recognized when either services are performed or the performance obligation under the terms of a contract with a customer are satisfied. Revenue is measured as the amount of consideration we expect to receive in exchange for the performance of the service or transfer of the inventory. See Note 2 entitled Revenue Recognition.

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

Selling and administrative expenses.  Selling and administrative expenses consist primarily of sales labor and commissions, management and administrative labor, payroll taxes, medical expense, insurance expense, legal and professional costs and amortization of finite-lived intangible assets and capitalized contract costs.

G&K transaction and integration expenses. As a result of the acquisition of G&K in fiscal 2017, the Company incurred various transaction and integration expenses in fiscal 2019, 2018 and 2017, which related primarily to facility closure expenses, asset impairment charges, legal and professional fees, employee termination expenses, the write-off of excess inventory and other miscellaneous expenses. See Note 18 entitled G&K Services, Inc. Transaction and Integration Expenses.

Cash and cash equivalents.  Cintas considers all highly liquid domestic investments with a maturity of three months or less, at date of purchase, to be cash equivalents. At May 31, 2019 and 2018, cash and cash equivalents includes $31.4 million and $30.9 million, respectively, of restricted cash used as collateral associated with the general insurance program.

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

Inventories, net.  Inventories are valued at the lower of cost (first-in, first-out) or net realizable value. Cintas applies a commonly accepted practice of using inventory turns to apply variances between actual and standard costs to the inventory balances. The judgments and estimates used to calculate inventory turns will have an impact on the valuation of inventories at the lower of cost or net realizable value. Inventory is comprised of the following amounts at May 31:

(In thousands)	2019	2018

Raw materials	$17,812	$17,042
Work in process	28,820	27,350
Finished goods	287,957	235,955
	$334,589	$280,347

Inventories are recorded net of reserves for obsolete inventory of $32.7 million and $37.0 million at May 31, 2019 and 2018, respectively. The inventory obsolescence reserve is determined by specific identification, as well as an estimate based on Cintas' historical rates of obsolescence.

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

Investments. Investments consists primarily of the cash surrender value of life insurance policies and equity method investments. The equity method is used to account for an investment if our investment gives us the ability to exercise significant influence over the operating and financial policies of the investee. In general, equity method investments are initially measured at cost. Cintas recognizes its share of the investee’s earnings or losses in income. Equity method investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable.

Long-lived assets.  When events or circumstances indicate that the carrying amount of long-lived assets may not be recoverable, the estimated undiscounted future cash flows are compared to the carrying amount of the assets. If the estimated undiscounted future cash flows are less than the carrying amount of the assets, an impairment loss is recorded based on the excess of the carrying amount of the assets over their respective fair values. Fair value is generally determined by discounted cash flows, prices of similar assets or third-party real estate valuations, as appropriate. Cintas did not identify any indicators of impairment for the fiscal years ended May 31, 2019 and 2018.

Goodwill.  Goodwill, obtained through acquisitions of businesses, is valued at cost less any impairment. Cintas completes an annual impairment test, that includes an assessment of qualitative factors including, but not limited to, macroeconomic conditions, industry and market conditions, and entity specific factors such as strategies and financial performance. We test for goodwill impairment at the reporting unit level. Cintas has identified four reporting units for purposes of evaluating goodwill impairment: Uniform Rental and Facility Services, First Aid and Safety Services and two reporting units within All Other. The Company evaluated impairment indicators for all reporting units and noted none. Based on the results of the annual impairment tests, Cintas was not required to recognize an impairment of goodwill for the fiscal years ended May 31, 2019, 2018 or 2017. Cintas will continue to perform impairment tests as of March 1 in future years and when indicators of impairment exist.

Service contracts and other assets.  Service contracts and other assets, which consist primarily of capitalized contract costs and noncompete and consulting agreements obtained through acquisitions of businesses, are generally amortized by use of the straight-line method over the estimated lives of the agreements, which are generally 5 to 10 years. The G&K service contract asset is being amortized over a period of 15 years, which represents the estimated life of the economic benefit. The G&K service contract asset amortization is based on the annual economic value of the underlying asset which generally decreases over the 15-year term. Certain noncompete agreements, as well as all service contracts, require that a valuation be determined using a discounted cash flow model. The assumptions and judgments used in these models involve estimates of cash flows and discount rates, among other factors. Because of the assumptions used to value these intangible assets, actual results over time could vary from original estimates. Impairment of service contracts and other assets is accomplished through specific identification. No impairment has been recognized by Cintas for the fiscal years ended May 31, 2019, 2018 and 2017.

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

Debt Issuance Costs. Debt issuance costs for the revolving credit facility are included in other assets and all other debt issuance costs reduce the carrying amount of debt.

Accrued liabilities.  Current accrued liabilities are recorded when it is probable that a liability has occurred and the amount of the liability can be reasonably estimated. Current accrued liabilities consist of the following at May 31:

(In thousands)	2019	2018

General insurance liabilities	$165,667	$163,400
Employee benefit related liabilities	123,794	112,801
Taxes and related liabilities	7,716	8,148
Accrued interest	24,687	24,763
Other	112,076	111,017
	$433,940	$420,129

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

Long-term accrued liabilities consist primarily of retirement obligations, which are described in more detail in Note 11 entitled Employee Benefit Plans, reserves associated with unrecognized tax benefits, which are described in more detail in Note 9 entitled Income Taxes and environmental obligations acquired primarily through the G&K acquisition, which are further described below.

Environmental Obligations. Environmental obligations, including obligations obtained through past business acquisitions, are recorded when it is probable that obligations have been incurred and the costs can be reasonably estimated. Cintas’ environmental obligations are estimated based on an evaluation of various factors, including currently available facts, existing technology, presently enacted laws and regulations, and remediation experience. Where the available information is sufficient to estimate the amount of the obligation, that estimate has been recorded. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range has been used. Management actively monitors all locations for compliance and changes in facts and circumstances. No one location or site is deemed to be material or in violation of the applicable laws and regulations, even though costs are being incurred. Costs estimated for environmental obligations are not discounted to their present value.

Pension Plans. The Company assumed G&K's noncontributory, defined benefit pension plan (the Pension Plan) covering substantially all employees who were employed as of July 1, 2005, except certain employees who are covered by union-administered plans. Benefits are based on the number of years of service and each employee's compensation near retirement. G&K froze the Pension Plan effective December 31, 2006. Future growth in benefits will not occur after this date. The Company's funding policy provides for contributions of an amount between the minimum required and maximum amount that can be deducted for federal income tax purposes. The funded status is measured as the difference between the fair value of plan assets and the benefit obligation at May 31, the measurement date. The benefit obligation is the projected benefit obligation (PBO). The PBO represents the actuarial present value of benefits expected to be paid upon retirement based on estimated future compensation levels. The measurement of the PBO is based on the Company’s estimates and actuarial valuations. The fair value of plan assets represents the current market value of assets held by an irrevocable trust fund for the sole benefit of participants. These valuations reflect the terms of the Pension Plan and use participant-specific information such as compensation, age and years of service, as well as certain assumptions that require significant judgment, including estimates of discount rates, expected return on plan assets, rate of compensation increases, interest crediting rates and mortality rates. We recognize, as of a measurement date, any unrecognized actuarial net gains or losses that exceed ten percent of the larger of the projected benefit obligations or the plan assets, defined as the "corridor." Amounts outside the corridor are amortized over the plan participants' life expectancy. We determine the expected return on assets using the fair value of plan assets.

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

Income taxes. The provision for income taxes includes taxes paid, currently payable or receivable and those deferred. Deferred tax assets and liabilities are determined by the differences between the consolidated financial statement carrying amounts and the tax basis of assets and liabilities. See Note 9 entitled Income Taxes for the types of items that give rise to significant deferred income tax assets and liabilities. Deferred income taxes are classified as assets or liabilities based on the classification of the related asset or liability for financial reporting purposes. Cintas regularly reviews deferred tax assets for recoverability based upon projected future taxable income and the expected timing of the reversals of existing temporary differences. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax assets, as adjusted for valuation allowances, will be realized.

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

Fair value measurements. Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk. It also establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Cintas' assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers between levels for the years ended May 31, 2019 or 2018. The carrying value of accounts receivable and accounts payable, and other current assets and liabilities, approximate fair value because of the short-term maturity of those instruments.

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

Cintas' non-financial assets and liabilities not permitted or required to be measured at fair value on a recurring basis primarily relate to assets and liabilities acquired in a business acquisition unless otherwise noted in Note 3 entitled Fair Value Disclosures. Cintas is required to provide additional disclosures about fair value measurements as part of the consolidated financial statements for each major category of assets and liabilities measured at fair value on a non-recurring basis (including business acquisitions). Based on the nature of Cintas' business acquisitions, which occur regularly throughout the fiscal year, the majority of the assets acquired and liabilities assumed consist of working capital, primarily valued using Level 2 inputs, property and equipment, also primarily valued using Level 2 inputs and goodwill and other identified intangible assets valued using Level 3 inputs. In general, non-recurring fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities, which generally are not applicable to non-financial assets and liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as definitive sales agreements, appraisals or established market values of comparable assets. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability and include situations where there is little, if any, market activity for the asset or liability, such as internal estimates of future cash flows and company specific discount rates.

New accounting pronouncements. In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, "Revenue from Contracts with Customers (Topic 606)," to clarify revenue recognition principles. This guidance is intended to improve disclosure requirements and enhance the comparability of revenue recognition practices. Improved disclosures under the amended guidance relate to the nature, amount, timing and uncertainty of revenue that is recognized from contracts with customers. We adopted ASU 2014-09, and all the related amendments, effective June 1, 2018 using the modified retrospective method. ASU 2014-09 requires a company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Upon adoption of ASU 2014-09, we recorded an adjustment to the opening balance of retained earnings as of June 1, 2018. The adjustment to retained earnings primarily relates to the capitalization of certain direct and incremental contract costs required by the new guidance. Capitalized costs are amortized ratably over the anticipated period of benefit. We applied ASU 2014-09 only to contracts that were not completed prior to fiscal 2019. Results for reporting periods beginning after May 31, 2018 are presented under ASU 2014-09, while comparative prior period amounts have not been restated and continue to be presented under accounting standards in effect in those periods.

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
Capitalization of Contract Costs. The Company has elected to apply the guidance, as a practical expedient, to a portfolio of contracts (or performance obligations) with similar characteristics because the Company reasonably expects that the effects on the consolidated financial statements of applying this guidance to the portfolio would not differ materially from applying this guidance to the individual contracts within the portfolio. The Company also continues to expense certain costs to obtain a contract if those costs do not meet the criteria of the new standard or the amortization period of the asset would have been one year or less.

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

		Impacts of Adopting ASU 2014-09
(In thousands)	May 31, 2018	Capitalization of Contract Costs	Assets With No Alternative Use	June 1, 2018

Assets
Accounts receivable, net	$804,583	$—	$13,426	$818,009
Inventories, net	280,347	—	(11,265)	269,082
Prepaid expenses and other current assets	32,383	63,463	—	95,846
Total current assets	1,977,932	63,463	2,161	2,043,556

Other assets, net	29,315	187,503	—	216,818

Total assets	$6,958,214	$250,966	$2,161	$7,211,341

Liabilities and Shareholders' Equity
Deferred income taxes	$352,581	$63,389	$546	$416,516
Total long-term liabilities	3,165,831	63,389	546	3,229,766

Retained earnings	5,837,827	187,577	1,615	6,027,019
Total shareholders' equity	3,016,526	187,577	1,615	3,205,718

Total liabilities and shareholders' equity	$6,958,214	$250,966	$2,161	$7,211,341
The impacts of adopting ASU 2014-09 on our fiscal 2019 consolidated financial statements are presented in the following tables:

	Fiscal year ended May 31, 2019
Consolidated Statement of Income (In thousands)	As Reported	Under Historical Guidance	Impact of Adopting ASU 2014-09

Revenue:
Uniform rental and facility services	$5,552,430	$5,557,056	$(4,626)
Other	1,339,873	1,337,954	1,919
Total revenue	6,892,303	6,895,010	(2,707)

Costs and expenses:
Cost of other	736,116	735,703	413
Selling and administrative expenses	1,980,644	2,006,134	(25,490)
Operating income	1,133,534	1,111,164	22,370

Income before income taxes	1,102,399	1,080,029	22,370
Income taxes	219,764	214,306	5,458
Income from continuing operations	882,635	865,723	16,912
Net income	$884,981	$868,069	$16,912

Diluted earnings per share	$7.99	$7.84	$0.15

	As of May 31, 2019
Consolidated Balance Sheet (In thousands)	As Reported	Under Historical Guidance	Impact of Adopting ASU 2014-09

Assets
Accounts receivable, net	$910,120	$894,301	$15,819
Inventories, net	334,589	346,267	(11,678)
Income taxes, current	7,475	7,904	(429)
Prepaid expenses and other current assets	103,318	33,759	69,559
Total current assets	2,236,280	2,163,009	73,271

Other assets, net	240,315	38,518	201,797

Total assets	$7,436,662	$7,161,594	$275,068

Liabilities and Shareholders' Equity
Long-term liabilities:
Deferred income taxes	$438,179	$369,215	$68,964
Total long-term liabilities	3,306,208	3,237,244	68,964

Retained earnings	6,691,236	6,485,132	206,104
Total shareholders' equity	3,002,721	2,796,617	206,104

Total liabilities and shareholders' equity	$7,436,662	$7,161,594	$275,068
The adoption of ASU 2014-09 had no impact to the Company's fiscal 2019 operating cash flow, and the only impact of the adoption on our fiscal 2019 consolidated statement of comprehensive income was the impact to net income as presented in the table above.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” as amended. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Topic 842 provides a number of optional practical expedients in transition, and we have determined to use certain of these practical expedients. The Company plans to elect the package of practical expedients permitted under Topic 842, which allows a lessee to carryforward their population of existing leases, the classification of each lease, as well as the treatment of initial direct costs as of the period of adoption. The Company also plans to elect the practical expedient related to lease and non-lease components, as an accounting policy election for all asset classes, which allows a lessee to not separate non-lease from lease components and instead account for consideration paid in a contract as a single lease component. In addition, the Company plans to elect the short-term lease recognition exemption for all leases with a term of 12 months or less, which means it will not recognize right-of-use assets or lease liabilities for these leases. The Company does not expect to elect the use-of-hindsight practical expedient. This guidance will be adopted by the Company on June 1, 2019. In accordance with Topic 842, a registrant can elect not to present comparative financial information under Topic 842 if it recognizes a cumulative-effect adjustment to retained earnings upon adoption. The Company intends to make this transition election. The Company has implemented a new lease system in connection with the adoption of Topic 842. The majority of our lease spend relates to certain real estate with the remaining lease spend primarily related to vehicles and equipment. Based on the Company's portfolio of leases at May 31, 2019, approximately $160.0 million to $185.0 million of lease assets and liabilities will be recognized on the balance sheet upon adoption. We do not expect a material impact on the consolidated statements of income or consolidated statements of cash flows. The Company is substantially complete with its implementation efforts.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 makes eight targeted changes to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company’s adoption of this standard on June 1, 2018 did not have a material impact on its consolidated statements of cash flows.

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

In August 2017, the FASB issued ASU 2017-12, “Targeted Improvements to Accounting for Hedging Activities.” ASU 2017-12 better aligns an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. Among other amendments, the update allows entities to designate the variability in cash flows attributable to changes in a contractually specified component stated in the contract as the hedged risk in a cash flow hedge of a forecasted purchase or sale of a nonfinancial asset. This standard is effective for annual periods beginning after December 15, 2018. We adopted the standard effective as of June 1, 2018, and the effect of adoption of this standard did not have a material impact to our consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." ASU 2018-02 allows entities to elect to reclassify the income tax effects of the Tax Cuts and Jobs Act (Tax Act) on items within accumulated other comprehensive income to retained earnings and requires additional related disclosures. This standard is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Cintas is currently evaluating the impact that ASU 2018-02 will have on its consolidated financial statements.

In April 2019, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 will replace the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In connection with recognizing credit losses on receivables and other financial instruments, Cintas will be required to use a forward-looking expected loss model rather than the incurred loss model. This standard is effective for annual periods beginning after December 15, 2019, with early adoption permitted. The adoption of this standard will be through a cumulative-effect adjustment to retained earnings as of the effective date. Cintas is currently evaluating the impact that ASU 2016-13 will have on its consolidated financial statements.

No other new accounting pronouncement recently issued or newly effective had or is expected to have a material impact on the consolidated financial statements.

2.  Revenue Recognition
The following table presents Cintas' total revenue disaggregated by service type for the fiscal years ended May 31:

	2019		2018		2017
(In thousands)	Revenue	%	Revenue	%	Revenue	%

Uniform Rental and Facility Services	$5,552,430	80.6%	$5,247,124	81.0%	$4,202,490	78.9%
First Aid and Safety Services	619,470	9.0%	564,706	8.7%	508,233	9.5%
Fire Protection Services	405,467	5.9%	349,968	5.4%	311,445	5.9%
Uniform Direct Sales	314,936	4.5%	314,834	4.9%	301,213	5.7%
Total revenue	$6,892,303	100.0%	$6,476,632	100.0%	$5,323,381	100.0%

For the fiscal years ended May 31, 2019, 2018 and 2017, the percentage of revenue recognized over time as the services are performed was 95.6%, 95.4% and 94.9% respectively, of Uniform Rental and Facility Services revenue, 90.5%, 90.5% and 90.6%, respectively, of First Aid and Safety Services revenue and 100.0% for all fiscal years, of Fire Protection Services revenue. During the same periods, the Uniform Direct Sales business unit recognized 96.5%, 96.9% and 96.9%, respectively, of revenue at a point in time, which generally occurs when the goods are transferred to the customer. Fire Protection Services and Uniform Direct Sales are recorded within the All Other reportable segment disclosed in Note 15 entitled Operating Segment Information.

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

Revenue recorded is presented net of sales and other taxes we collect on behalf of governmental authorities. Shipping and handling costs charged to customers are treated as fulfillment activities and are recorded in both revenue and cost of sales at the time control is transferred to the customer. Certain of our customer contracts, primarily within our Uniform Direct Sales business, include pricing terms and conditions that include components of variable consideration. The variable consideration is typically in the form of consideration paid to a customer based on performance metrics specified within the contract. Specifically, some contracts contain discounts or rebates that the customer can earn through the achievement of specified volume levels. Each component of variable consideration is earned based on the Company's actual performance during the measurement period specified within the contract. To determine the transaction price, the Company estimates the variable consideration using the most likely amount method, based on the specific contract provisions and known performance results during the relevant measurement period. When determining if variable consideration should be constrained, the Company considers whether factors outside its control could result in a significant reversal of revenue. In making these assessments, the Company considers the likelihood and magnitude of a potential reversal. The Company's performance period generally corresponds with the monthly invoice period. No constraints on our revenue recognition were applied during the year ended May 31, 2019. The Company reassesses these estimates during each reporting period. Cintas maintains a liability for these discounts and rebates within accrued liabilities on the consolidated balance sheet. Variable consideration also includes consideration paid to a customer at the beginning of a contract. Cintas capitalizes this consideration and amortizes it over the life of the contract as a reduction to revenue in accordance with ASC 606. These assets are included in other assets, net on the consolidated balance sheet.

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

Costs to Obtain a Contract
The Company capitalizes commission expenses paid to our employee-partners when the commissions are deemed to be incremental for obtaining the route servicing customer contract. The deferred commissions are amortized on a straight-line basis over the expected period of benefit. We review the deferred commission balances for impairment on an ongoing basis. Deferred commissions are classified as current or noncurrent based on the timing of when we expect to recognize the expense. The current portion is included in prepaid expenses and other current assets and the noncurrent portion is included in other assets, net on the Company's consolidated balance sheets. As of May 31, 2019, the current and noncurrent assets related to deferred commissions totaled $69.6 million and $206.0 million, respectively. We recorded amortization expense related to deferred commissions of $71.1 million during the fiscal year ended May 31, 2019. These expenses are classified in selling and administrative expense on the consolidated statements of income.

3.  Fair Value Disclosures
All financial instruments that are measured at fair value on a recurring basis (at least annually) have been classified into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the consolidated balance sheet date. These financial instruments measured at fair value on a recurring basis are summarized below:

	As of May 31, 2019
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$96,645	$—	$—	$96,645
Total assets at fair value	$96,645	$—	$—	$96,645

Long-term accrued liabilities:
Interest rate lock agreements	$—	$36,393	$—	$36,393
Total liabilities at fair value	$—	$36,393	$—	$36,393

	As of May 31, 2018
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$138,724	$—	$—	$138,724
Total assets at fair value	$138,724	$—	$—	$138,724

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

Interest, realized gains and losses and declines in value determined to be other than temporary on available-for-sale securities are included in interest income or expense. The cost of the securities sold is based on the specific identification method. There were no outstanding marketable securities as of May 31, 2019 or 2018. There were no purchases of marketable securities for the fiscal year ended May 31, 2019. For the fiscal years ended May 31, 2018 and 2017, purchases of marketable securities were $143.9 million and $171.3 million, respectively.

As of May 31, 2019, long-term accrued liabilities included the fair value of outstanding interest rate lock agreements. The fair values of Cintas' interest rate lock agreements are based on similar exchange traded derivatives (market approach) and are, therefore, included within Level 2 of the fair value hierarchy. The fair value was determined by comparing the locked rates against the benchmarked treasury rate. All other amounts included in long-term accrued liabilities are not recorded at fair value.

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

4.  Property and Equipment
Cintas' property and equipment is summarized as follows at May 31:

(In thousands)	2019	2018

Land	$189,828	$177,281
Buildings and improvements	684,699	644,322
Equipment	2,207,481	2,070,009
Leasehold improvements	43,227	34,891
Construction in progress	67,129	119,937
	3,192,364	3,046,440
Less: accumulated depreciation	1,761,679	1,663,710

Property and equipment, net	$1,430,685	$1,382,730

Interest expense is net of capitalized interest of $0.7 million, $1.0 million and $2.1 million for the fiscal years ended May 31, 2019, 2018 and 2017, respectively. Cintas capitalizes certain expenditures for software that are purchased or internally developed for use in business. Included in equipment at May 31, 2019 and 2018 were $259.5 million and $253.8 million, respectively, of internal use software. Depreciation of internal use software begins when the software is ready for service and continues on the straight-line method over the estimated useful life, generally 10 years. Accumulated depreciation related to internal use software was $110.2 million and $88.8 million at May 31, 2019 and 2018, respectively.

5.  Investments
Investments at May 31, 2019 of $192.3 million include the cash surrender value of insurance policies of $170.5 million, equity method investments of $18.6 million and cost method investments of $3.2 million. Investments at May 31, 2018 of $175.6 million include the cash surrender value of insurance policies of $154.0 million, equity method investments of $16.4 million and cost method investments of $5.2 million. Investments are evaluated for impairment on an annual basis or when indicators of impairment exist. For fiscal years 2019, 2018 and 2017, no losses due to impairment were recorded.

During fiscal 2019, Cintas sold a cost method investment to a third party. Proceeds from the sale were $73.3 million, which resulted in a pre-tax gain of $69.4 million.

6.  Goodwill, Service Contracts and Other Assets
Changes in the carrying amount of goodwill and service contracts by reportable operating segment and All Other, are presented in the following tables:

Goodwill (in thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Total

Balance at June 1, 2017	$2,448,070	$243,112	$91,153	$2,782,335
Goodwill acquired (1)	55,152	370	5,939	61,461
Foreign currency translation	2,254	797	41	3,092
Balance at May 31, 2018	2,505,476	244,279	97,133	2,846,888
Goodwill acquired	1,153	—	5,484	6,637
Foreign currency translation	(10,227)	(820)	(37)	(11,084)
Balance at May 31, 2019	$2,496,402	$243,459	$102,580	$2,842,441

(1)	Adjustments to the G&K preliminary purchase price allocation represents $52.7 million of the acquired goodwill in fiscal 2018 in the Uniform Rental and Facility Services reportable operating segment.

Service Contracts (in thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Total

Balance at June 1, 2017	$529,923	$30,062	$27,003	$586,988
Service contracts acquired	4,098	985	4,310	9,393
Service contracts amortization	(45,296)	(3,842)	(4,906)	(54,044)
Foreign currency translation	3,342	89	—	3,431
Balance at May 31, 2018	492,067	27,294	26,407	545,768
Service contracts acquired	2,864	14	5,186	8,064
Service contracts amortization	(46,943)	(3,853)	(5,394)	(56,190)
Foreign currency translation	(2,972)	(75)	—	(3,047)
Balance at May 31, 2019	$445,016	$23,380	$26,199	$494,595

Information regarding Cintas' service contracts and other assets is as follows:

	As of May 31, 2019
(In thousands)	Carrying Amount	Accumulated Amortization	Net

Service contracts	$928,635	$434,040	$494,595

Capitalized contract costs (1)	$277,016	$71,062	$205,954
Noncompete and consulting agreements	42,308	40,524	1,784
Other	50,306	17,729	32,577
Other assets	$369,630	$129,315	$240,315

(1)	The current portion of capitalized contract costs included in prepaid expenses and other current assets on the consolidated balance sheet as of May 31, 2019, is $69.6 million.

	As of May 31, 2018
(In thousands)	Carrying Amount	Accumulated Amortization	Net

Service contracts	$924,978	$379,210	$545,768

Noncompete and consulting agreements	$41,710	$39,877	$1,833
Other	38,787	11,305	27,482
Other assets	$80,497	$51,182	$29,315

Amortization expense for service contracts and other assets for continuing operations was $134.0 million, $61.2 million and $22.8 million for the fiscal years ended May 31, 2019, 2018 and 2017, respectively. Estimated amortization expense for service contracts and other assets for continuing operations, excluding any future acquisitions and commissions to be earned, for each of the next five full fiscal years and thereafter is $131.9 million, $116.9 million, $104.7 million, $86.3 million, $74.6 million and $264.5 million, respectively. At May 31, 2019, the weighted average amortization period for service contracts, capitalized contract costs, noncompete and consulting agreements and other was 14 years, 7 years, 5 years and 3 years, respectively.

7.  Debt and Derivatives

Cintas' debt is summarized as follows at May 31:

(In thousands)	Interest Rate		Fiscal Year Issued	Fiscal Year Maturity	2019	2018

Debt due within one year
Commercial paper	2.68%	(1)	2019	2020	$112,500	$—
Term loan	3.06%	(1)	2019	2020	200,000	—
Debt issuance costs					(236)	—
Total debt due within one year					$312,264	$—

Debt due after one year
Senior notes	4.30%		2012	2022	$250,000	$250,000
Senior notes	2.90%		2017	2022	650,000	650,000
Senior notes	3.25%		2013	2023	300,000	300,000
Senior notes (2)	2.78%		2013	2023	51,684	52,119
Senior notes (3)	3.11%		2015	2025	51,973	52,309
Senior notes	3.70%		2017	2027	1,000,000	1,000,000
Senior notes	6.15%		2007	2037	250,000	250,000
Debt issuance costs					(16,150)	(19,119)
Total debt due after one year					$2,537,507	$2,535,309

(1)	Variable rate debt instrument. The rate presented is the variable borrowing rate at May 31, 2019.

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

The average interest rate for all Cintas debt at May 31, 2019 was 3.7% with maturity dates through fiscal year 2037. Cintas' senior notes, excluding the G&K senior notes assumed with the acquisition of G&K in fiscal 2017, and term loan are recorded at cost, net of debt issuance costs. The fair value of the long-term debt is estimated using Level 2 inputs based on general market prices. The carrying value and fair value of Cintas' debt as of May 31, 2019 were $2,866.2 million and $2,998.7 million, respectively, and as of May 31, 2018 were $2,550.0 million and $2,582.0 million, respectively. During the twelve months ended May 31, 2019, Cintas issued $112.5 million, net of commercial paper.

Letters of credit outstanding were $120.6 million and $143.0 million at May 31, 2019 and 2018, respectively. Maturities of debt during each of the next five years are $312.5 million, $0.0 million, $900.0 million, $350.0 million and $0.0 million, respectively.

Interest paid was $101.8 million, $122.1 million and $76.6 million for the fiscal years ended May 31, 2019, 2018 and 2017, respectively. Interest paid in fiscal 2017 included the payment of $17.1 million in short-term debt financing fees, which were related to the acquisition of G&K and are not reoccurring.

The credit agreement that supports our commercial paper program was amended and restated on May 24, 2019. The amendment increased the capacity of the revolving credit facility from $600.0 million to $1.0 billion and created a new term loan of $200.0 million. The credit agreement has an accordion feature that provides Cintas the ability to request increases to the borrowing commitments under either the revolving credit facility or the term loan of up to $250.0 million in the aggregate, subject to customary conditions. The maturity date of the revolving credit facility is May 22, 2024, and the maturity date of the term loan is May 22, 2020, which can be extended 12 months, annually, for up to four years. As of May 31, 2019, there was $112.5 million of commercial paper outstanding with a weighted average interest rate of 2.7% and maturity dates less than 30 days and no borrowings on our revolving credit facility. No commercial paper or borrowings on our revolving credit facility were outstanding at May 31, 2018. The fair value of the commercial paper, which approximates the carrying value, is estimated using Level 2 inputs based on general market prices.

Cintas uses interest rate locks to manage its overall interest expense as interest rate locks effectively change the interest rate of specific debt issuances. The interest rate locks are entered into to protect against unfavorable movements in the benchmark treasury rate related to forecasted debt issuances. Cintas used interest rate lock agreements to hedge against movements in the treasury rates at the time Cintas issued its senior notes in fiscal 2007, fiscal 2012, fiscal 2013 and fiscal 2017. The amortization of the cash flow hedges resulted in a decrease to other comprehensive income of $1.2 million and $0.9 million in the fiscal years ended May 31, 2019 and 2018, respectively and an increase to other comprehensive income of $1.1 million in the fiscal year ended May 31, 2017. During fiscal 2019, Cintas entered into interest rate lock agreements with a notional value of $500.0 million for a forecasted debt issuance. As of the May 31, 2019, the fair value of these interest rate locks was a liability of $36.4 million that was recorded in long-term accrued liabilities and in other comprehensive income, net of tax. These interest rate locks had no impact on net income or cash flows from continuing operations for fiscal 2019.

To hedge the exposure of movements in the foreign currency rates, Cintas may use foreign currency hedges. These hedges reduce the impact on cash flows from movements in the foreign currency exchange rates. Examples of foreign currency hedge instruments that Cintas may use are average rate options and forward contracts. There were no foreign currency hedge instruments outstanding during fiscal 2019, 2018 or 2017. Cintas had no foreign currency forward contracts as of May 31, 2019 or 2018.

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

8.  Leases
Cintas conducts certain operations from leased facilities and leases certain vehicles and equipment. Most leases contain renewal options for periods from 1 to 10 years. The lease agreements provide for increases in rent expense if the options are exercised based on increases in certain price level factors or other prearranged factors. Step rent provisions, escalation clauses, capital improvements funding and other lease concessions are taken into account in computing minimum lease payments. Minimum lease payments are recognized on a straight-line basis over the minimum lease term. Cintas has no lease payments dependent on an existing index or rate, and as such, are not included in minimum lease payments. It is anticipated that expiring leases will be renewed or replaced.

The minimum rental payments under noncancelable lease arrangements for each of the next five years and thereafter are $54.0 million, $46.2 million, $36.1 million, $28.3 million, $18.6 million and $40.0 million, respectively.

Rent expense for continuing operations under operating leases during the fiscal years ended May 31, 2019, 2018 and 2017, was $69.7 million, $70.0 million and $49.6 million, respectively.

9.  Income Taxes
Income before income taxes for continuing operations consists of the following components for the fiscal years ended May 31:

(In thousands)	2019	2018	2017

U.S. operations	$1,061,505	$798,215	$673,055
Foreign operations	40,894	42,786	14,349
	$1,102,399	$841,001	$687,404

Income tax expense (benefit) for continuing operations consists of the following components for the fiscal years ended May 31:

(In thousands)	2019	2018	2017

Current:
Federal	$134,174	$124,861	$184,130
State and local	40,949	32,322	30,201
Foreign	9,882	15,103	6,996
	185,005	172,286	221,327
Deferred	34,759	(115,217)	8,791
	$219,764	$57,069	$230,118

Reconciliation of income tax expense for continuing operations using the statutory rate and actual income tax expense is as follows for the fiscal years ended May 31:

(In thousands)	2019	2018	2017

Income taxes at the U.S. federal statutory rate	$231,503	$245,322	$240,677
Permanent differences (1)	(51,201)	(47,137)	(29,414)
State and local income taxes, net of federal benefit	31,687	24,783	19,210
Other (2)	6,506	(4,451)	(355)
Impact of the Tax Act:
Deemed repatriation of non-U.S. earnings, net of foreign tax credits and other (collectively, transition tax)	153	9,768	—
Non-U.S. withholding taxes related to certain non-U.S. earnings subject to repatriation	690	4,363	—
Remeasurement of U.S. net deferred tax liabilities from 35% to 21%	426	(175,579)	—
	$219,764	$57,069	$230,118

(1)	Includes the excess tax benefits related to share based compensation.

(2)	Primarily consists of adjustments for uncertain tax positions, tax credits and return to provision adjustments.

The components of deferred income taxes included on the consolidated balance sheets are as follows at May 31:

(In thousands)	2019	2018

Deferred tax assets:
Allowance for doubtful accounts	$9,495	$8,209
Inventory obsolescence	9,257	10,425
Insurance and contingencies	45,339	43,482
Stock-based compensation	77,697	64,376
Net operating loss and foreign related carry-forwards (1)	9,109	12,882
Treasury locks	5,806	—
Deferred compensation and other	48,922	37,319
	205,625	176,693
Valuation allowance	(7,308)	(11,302)
	198,317	165,391
Deferred tax liabilities:
Uniform and other rental items in service	194,939	170,157
Property and equipment	159,186	126,273
Service contracts and other intangible assets	210,531	215,455
Treasury locks	—	4,185
Capitalized contract costs	70,228	—
State taxes and other	1,612	1,902
	636,496	517,972
Net deferred tax liability	$438,179	$352,581

(1)	The majority of these net operating losses and carryforwards have a five-year expiration period and generally expire in fiscal year 2020 to 2025.

Although realization is not assured, management has evaluated its deferred tax assets to determine whether a valuation allowance is required or should be adjusted. This evaluation considers, among other items, the nature, frequency and amount of recent losses, reversal periods of taxable temporary differences, duration of statutory periods and tax planning strategies. As a result of this analysis, Management believes it is more likely than not that the recorded deferred tax assets, net of valuation allowances, will be realized.

The progression of the valuation allowance is as follows at May 31:

(In thousands)	2019	2018

Balance at beginning of year	$(11,302)	$(18,088)
Additions	—	(3,268)
Subtractions (1)	3,994	10,054
Balance at end of year	$(7,308)	$(11,302)

(1)	Primarily related to expiration of net operating loss carryforwards.

Income taxes paid were $173.2 million, $175.3 million and $269.6 million for the fiscal years ended May 31, 2019, 2018 and 2017, respectively.

As of May 31, 2019 and 2018, there was $37.3 million and $26.9 million, respectively, in total unrecognized tax benefits, which, if recognized, would favorably impact Cintas' effective tax rate. Cintas recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense in the consolidated statements of income, which is consistent with the recognition of these items in prior reporting periods. The total amount accrued for interest and penalties as of May 31, 2019 and 2018, was $2.8 million and $1.8 million, respectively. Cintas records this tax liability in long-term accrued liabilities on the consolidated balance sheets, as appropriate.

A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits (exclusive of interest and penalties) is as follows:

(In thousands)

Balance at June 1, 2017	$17,357
Additions for tax positions of the current year	10,164
Additions from G&K acquisition (1)	6,394
Additions for tax positions of prior years	5,675
Statute expirations	(2,943)
Balance at May 31, 2018	$36,647
Additions for tax positions of the current year	3,641
Additions for tax positions of prior years	10,239
Statute expirations	(1,812)
Balance at May 31, 2019	$48,715

(1)	Increase in unrecognized tax benefit associated with unrecognized benefits assumed in the G&K acquisition.

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

All U.S. federal income tax returns are closed to audit through fiscal 2015. Cintas is currently in various audits in certain foreign jurisdictions and certain domestic states. The years under foreign and domestic state audits cover fiscal years back to 2014. Based on the resolution of the various audits and other potential regulatory developments, it is expected that the balance of unrecognized tax benefits will not change for the fiscal year ending May 31, 2020.

The Tax Act
In fiscal year 2018, the Company’s tax expense and effective tax rate was impacted by the enactment of the Tax Act in the United States on December 22, 2017, which provided for a reduction of the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018 and required companies to pay a one-time transition tax on earnings of foreign subsidiaries. The Tax Act also included provisions that were expected to offset some of the benefit of the U.S. corporate tax rate reduction, including the repeal of the deduction for domestic production activities and the expansion of the limitation on the deduction of certain executive compensation. In addition, the Tax Act altered the landscape of taxation of non-U.S. operations and provided immediate deductions for certain new investments, among other provisions.

As a result of the statutory rate reduction to 21% during fiscal year 2018, the Company recorded an income tax benefit of $175.6 million related to the remeasurement of its deferred taxes and additional tax expense of $9.8 million relating to the Tax Act’s transition tax liability. The Company considered the effects of the Tax Act to be provisional pursuant to the guidance in SEC Staff Accounting Bulletin No. 118, primarily due to lack of implementation guidance at the balance sheet date related to among other items the state tax impacts of federal tax reform, which resulted in the use of estimates to compute the future blended tax rate. During the third quarter of fiscal 2019, Cintas finalized the accounting for the tax effects of the Tax Act. The Company recorded $0.4 million and $0.2 million to income tax expense as an adjustment to the provisional amounts recorded as of fiscal 2018 relating to the deferred tax remeasurement and transition tax liability, respectively.

Cintas also analyzed and recorded the impact of the Tax Act on executive compensation, the foreign derived intangible income deduction and global intangible low-taxed income and determined that the impact was immaterial for the year ended May 31, 2019. Cintas has elected to account for Global Intangible Low-Taxed Income (GILTI) as a current-period expense when incurred. Therefore, the Company has not recorded deferred taxes for basis differences expected to reverse in future periods.

Foreign Withholding Tax
In fiscal 2018, Cintas revised its position regarding unrepatriated foreign earnings to a partially reinvested assertion. The Company asserts that all foreign earnings will be indefinitely reinvested, with the exception of certain foreign investments in which earnings and cash generation are in excess of local needs. With the passage of the Tax Act, dividends of earnings from non-U.S. operations are generally no longer subject to U.S. income tax. Cintas continues to analyze and adjust the estimated impact of the non-U.S. income and withholding tax liabilities based on the source of these earnings, as well as the expected means through which those earnings may be taxed. Cintas has accrued a withholding tax estimate of $0.7 million related to fiscal 2019 earnings that are not deemed to be permanently reinvested. The unrecognized tax liability associated with the operations in which Cintas asserts permanent reinvestment is $5.4 million as of May 31, 2019. We will continue to monitor all foreign earnings and profits we believe to be permanently reinvested in foreign operations.

10.  Acquisitions
The purchase price paid for each acquisition has been allocated to the fair value of the assets acquired and liabilities assumed. During fiscal 2019, Cintas acquired five businesses included in the Uniform Rental and Facility Services reportable operating segment, one business included in the First Aid and Safety Services reportable operating segment and seven businesses included in All Other. During fiscal 2018, Cintas acquired five businesses included in the Uniform Rental and Facility Services reportable operating segment, three businesses included in the First Aid and Safety Services reportable operating segment and six businesses included in All Other.

The following summarizes the aggregate purchase price and fair value allocations for all businesses acquired during the fiscal years ended May 31:

(In thousands)	2019	2018

Fair value of tangible assets acquired	$840	$421
Fair value of service contracts acquired	8,064	9,271
Fair value of other intangibles acquired	1,035	892
Net goodwill recognized	6,637	12,094
Total fair value of assets acquired	16,576	22,678
Fair value of liabilities assumed	6,763	3,332
Total cash paid for acquisitions, net of cash acquired	$9,813	$19,346
Cintas is required to provide additional disclosures about fair value measurements as part of the consolidated financial statements for each major category of assets and liabilities measured at fair value on a nonrecurring basis (including business acquisitions). The working capital assets and liabilities, as well as the property and equipment acquired, were valued using Level 2 inputs which included data points that are observable, such as definitive sales agreements, appraisals or established market values of comparable assets (market approach). Goodwill, service contracts and other intangibles were valued using Level 3 inputs, which are unobservable by nature, and included internal estimates of future cash flow using a discount rate of 9.5% (income approach). Significant increases (decreases) in any of those unobservable inputs in isolation would result in a significantly lower (higher) fair value measurement. As necessary, Management utilizes third-party valuation firms to assist in the determination of purchase accounting fair values, and specifically those considered Level 3 measurements. Management ultimately oversees the third-party valuation firms to ensure that the transaction-specific assumptions are appropriate for Cintas.

11.  Employee Benefit Plans
Pension Plans
In conjunction with the acquisition of G&K, Cintas assumed G&K's noncontributory defined benefit pension plan (the Pension Plan) that covers substantially all G&K employees who were employed as of July 1, 2005, except certain employees who were covered by union-administered plans. Benefits are based on the number of years of service and each employee’s compensation near retirement. We will make annual contributions to the Pension Plan consistent with federal funding requirements. The Pension Plan was frozen by G&K effective December 31, 2006. Future growth in benefits will not occur beyond this date. Applicable accounting standards require that the consolidated balance sheet reflect the funded status of the pension plan. The funded status of the Pension Plan is measured as the difference between the plan assets at fair value and the projected benefit obligation. The net pension liability at May 31, 2019 and 2018 is included in the long-term accrued liabilities on the consolidated balance sheet. Unrecognized differences between actual amounts and estimates based on actuarial assumptions are included in accumulated other comprehensive income in our consolidated balance sheet. The difference between actual amounts and estimates based on actuarial assumptions are recognized in other comprehensive income in the period in which they occur. The estimated amortization from accumulated other comprehensive income into net periodic benefit cost during fiscal year 2020 is immaterial.

Obligations and Funded Status at May 31:
(in thousands)	2019	2018

Change in benefit obligation:
Projected benefit obligation, beginning of year	$86,341	$87,387
Interest cost	3,124	2,818
Actuarial loss (gain)	5,455	(940)
Benefits paid	(2,985)	(2,924)
Projected benefit obligation, end of year	$91,935	$86,341

Change in plan assets:
Fair value of plan assets, beginning of year	$58,781	$59,396
Actual return on plan assets	2,437	2,309
Employer contributions	4,034	—
Benefits paid	(2,985)	(2,924)
Fair value of plan assets, end of year	$62,267	$58,781

Funded status-net amount recognized	$(29,668)	$(27,560)
The accrued benefit liability of $29.7 million and $27.6 million was included in long-term accrued liabilities on the consolidated balance sheet as of May 31, 2019 and 2018, respectively. An unrecognized net actuarial loss of $6.7 million and $0.8 million related to the Pension Plan was included in "other" within in the accumulated other comprehensive income on the consolidated balance sheet at May 31, 2019 and 2018, respectively.

Components of Net Periodic Benefit Cost
(in thousands)	2019	2018

Interest cost	$3,124	$2,818
Expected return on assets	(2,882)	(2,832)
Net periodic benefit cost	$242	$(14)

Assumptions
The following weighted average assumptions were used to determine benefit obligations for the Pension Plan for the fiscal years ended May 31 :

	2019	2018
Discount rate	3.54%	3.95%
Rate of compensation increase	N/A	N/A

The following weighted average assumptions were used to determine net periodic benefit cost for the Pension Plan for the fiscal years ended May 31:

	2019	2018
Discount rate	3.95%	3.79%
Expected return on plan assets	4.90%	4.90%
Rate of compensation increase	N/A	N/A
Plan Assets
The asset allocations in the Pension Plan at May 31, 2019 and 2018 are as follows:

	2019	2019	2018
	Target Asset Allocation	Actual Asset Allocation	Actual Asset Allocation

Large cap equity	26.0%	26.4%	26.5%
Small cap equity	5.0%	5.3%	5.6%
International equity	8.0%	7.8%	7.9%
Fixed income	45.0%	45.0%	44.2%
Absolute return strategy funds	16.0%	13.3%	15.8%
Cash	—%	2.2%	—%
Total	100.0%	100.0%	100.0%

Our investment committee, assisted by outside consultants, evaluates the objectives and investment policies concerning our long-term investment goals and asset allocation strategies. Plan assets are invested in various asset classes that are expected to produce a sufficient level of diversification and investment return over the long term. To develop the expected long-term rate of return on asset assumptions, we consider the historical returns and future expectations of returns for each asset class, as well as the target asset allocation, changes in investments expenses and investment goals of the pension portfolio. This resulted in the selection of 4.90% expected return on plan assets for fiscal year 2019 and 4.90% expected return on plan assets for fiscal year 2018. The investment goals are (1) to meet or exceed the assumed actuarial rate of return over the long term within reasonable and prudent levels of risk, and (2) to preserve the real purchasing power of assets to meet future obligations. The nature and duration of benefit obligations, along with assumptions concerning asset class returns and return correlations, are considered when determining an appropriate asset allocation to achieve the investment objectives. Pension plan assets for our qualified pension plans are held in a trust for the benefit of the plan participants and are invested in a diversified portfolio of equity investments, fixed income investments and cash. Risk targets are established and monitored against acceptable ranges. All investment policies and procedures are designed to ensure that the plans' investments are in compliance with the Employee Retirement Income Security Act. Guidelines are established defining permitted investments within each asset class.

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

Information on the Pension Plan investments as of May 31, 2019 and 2018, using the fair value hierarchy discussed in Note 1 entitled Significant Accounting Polices, is as follows:

	May 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total

Cash equivalents	$1,379	$—	$—	$1,379
U.S. government securities	2,113	3,974	—	6,087
Corporate debt	—	21,970	—	21,970
Mutual funds:
U.S. securities	27,984	—	—	27,984
International securities	4,847	—	—	4,847
Total	$36,323	$25,944	$—	$62,267

	May 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total

Cash equivalents	$487	$—	$—	$487
U.S. government securities	2,426	3,458	—	5,884
Corporate debt	—	19,826	—	19,826
Mutual funds:
U.S. securities	27,901	—	—	27,901
International securities	4,683	—	—	4,683
Total	$35,497	$23,284	$—	$58,781

We expect to make contributions of approximately $3.1 million to the Pension Plan during the next 12 months. The Pension Plan benefit payments expected to be paid for each of the next five years and thereafter are $3.7 million, $3.9 million, $4.0 million, $4.2 million, $4.3 million and $23.5 million, respectively.

Future changes in plan asset returns, assumed discount rates and various other factors related to the Pension Plan will impact future pension expense and liabilities. We cannot predict the impact of these changes in the future, and any changes may have a material impact on our results of operations and financial position.

Cintas administers a pension plan that was assumed in a previous acquisition and has historically been deemed immaterial for disclosure purposes. As of May 31, 2019 and 2018, the fair value of this pension plan's total assets was $7.3 million and $7.5 million, respectively, and the projected benefit obligation was $7.9 million and $7.4 million, respectively. For the years ended May 31, 2019 and 2018, the net periodic benefit cost recorded for this plan was expense of $0.6 million and income of $0.1 million, respectively.

Non-Contributory Retirement Plans
Cintas' Partners' Plan (the Plan) is a non-contributory profit sharing plan and Employee Stock Ownership Plan (ESOP) for the benefit of substantially all U.S. Cintas employee-partners who have completed one year of service. The Plan also includes a 401(k) savings feature covering substantially all U.S. employee-partners. The amounts of contributions to the Plan and ESOP, as well as the matching contribution to the 401(k), are made at the discretion of the Board of Directors. During fiscal 2018, the G&K 401(k) plan was merged into the Plan. There were no changes to the Plan as a result of the merger. Total contributions, including Cintas' matching contributions, which approximate cost, were $67.6 million, $56.7 million and $47.5 million for the fiscal years ended May 31, 2019, 2018 and 2017, respectively.

Cintas has a non-contributory deferred profit sharing plan (DPSP), which covers substantially all Canadian employee-partners. In addition, a registered retirement savings plan (RRSP) is offered to those employees. The amounts of contributions to the DPSP, as well as the matching contribution to the RRSP, are made at the discretion of the Board of Directors. Total contributions, which approximate cost, were $2.5 million, $2.8 million and $1.8 million for the fiscal years ended May 31, 2019, 2018 and 2017, respectively.

Cintas has a supplemental executive retirement plan (SERP) subject to Section 409A of the Internal Revenue Code for the benefit of certain highly compensated Cintas employee-partners. The SERP allows participants to defer the receipt of compensation which would otherwise become payable to them. Matching contributions are made at the discretion of the Board of Directors. Total matching contributions were $8.6 million, $8.2 million and $6.9 million for the fiscal years ended May 31, 2019, 2018 and 2017, respectively.

12.  Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share from continuing operations using the two-class method for amounts attributable to Cintas' common shares for the fiscal years ended May 31:

Basic Earnings per Share from Continuing Operations (In thousands except per share data)	2019	2018	2017

Income from continuing operations	$882,635	$783,932	$457,286
Less: income from continuing operations allocated to participating securities	9,568	11,794	8,168
Income from continuing operations available to common shareholders	$873,067	$772,138	$449,118
Basic weighted average common shares outstanding	106,080	106,593	104,964

Basic earnings per share from continuing operations	$8.23	$7.24	$4.27

Diluted Earnings per Share from Continuing Operations (In thousands except per share data)	2019	2018	2017

Income from continuing operations	$882,635	$783,932	$457,286
Less: income from continuing operations allocated to participating securities	9,568	11,794	8,168
Income from continuing operations available to common shareholders	$873,067	$772,138	$449,118
Basic weighted average common shares outstanding	106,080	106,593	104,964
Effect of dilutive securities – employee stock options	3,415	3,217	2,819
Diluted weighted average common shares outstanding	109,495	109,810	107,783

Diluted earnings per share from continuing operations	$7.97	$7.03	$4.17
Basic and diluted earnings per share from discontinued operations were calculated using the two-class method. Basic earnings per share from discontinued operations were $0.02, $0.54 and $0.22 for the fiscal years ended May 31, 2019, 2018 and 2017, respectively. Diluted earnings per share from discontinued operations were $0.02, $0.53 and $0.21 for the fiscal years ended May 31, 2019, 2018 and 2017, respectively.

For the fiscal years ended May 31, 2019, 2018 and 2017, options granted to purchase 0.5 million, 0.8 million and 0.6 million shares of Cintas common stock, respectively, were excluded from the computation of diluted earnings per share. The exercise prices of these options were greater than the average market price of the common shares (anti-dilutive).

On August 4, 2015, we announced that the Board of Directors authorized a $500.0 million share buyback program. This program was completed in June 2016. On August 2, 2016, we announced that the Board of Directors authorized a $500.0 million share buyback program. This program was completed in November 2018. On October 30, 2018, we announced that the Board of Directors authorized a new $1.0 billion share buyback program, which does not have an expiration date. The following table summarizes the buyback activity by program and fiscal year ended May 31:

(In thousands except per share data)	2019			2018			2017
Buyback Program	Shares	Avg. Price per Share	Purchase Price	Shares	Avg. Price per Share	Purchase Price	Shares	Avg. Price per Share	Purchase Price

August 4, 2015	—	$—	$—	—	$—	$—	39	$94.09	$3,691
August 2, 2016	2,130	$192.55	$410,003	518	$173.51	$89,997	—	$—	$—
October 30, 2018	2,673	$203.30	$543,442	—	$—	$—	—	$—	$—
	4,803	$198.53	$953,445	518	$173.51	$89,997	39	$94.09	$3,691

Subsequent to May 31, 2019 through July 26, 2019, Cintas purchased 0.8 million shares at an average price of $230.66 per share for a total purchase price of $193.1 million. Under the October 30, 2018 program through July 26, 2019, Cintas has purchased a total of 3.5 million shares of Cintas common stock at an average price of $209.82 per share for a total purchase price of $736.5 million.

In addition to the buyback program, Cintas acquired shares of Cintas common stock in satisfaction of employee payroll taxes due on restricted stock awards that vested during the fiscal year. For the fiscal year ended May 31, 2019, Cintas acquired 0.3 million shares at an average price of $204.50 per share for a total purchase price of $62.9 million. For the fiscal year ended May 31, 2018, Cintas acquired 0.3 million shares at an average price of $130.30 per share for a total purchase price of $37.3 million. For the fiscal year ended May 31, 2017, Cintas acquired 0.2 million shares at an average price of $101.37 per share for a total purchase price of $17.0 million.

13.  Stock-Based Compensation
On August 2, 2016, the Board of Directors approved and adopted the Cintas Corporation 2016 Equity and Incentive Compensation Plan (the 2016 Plan) to replace the Cintas' 2005 Equity Compensation Plan, as amended (the 2005 Plan). The 2016 Plan was approved by Cintas shareholders at its Annual Meeting on October 18, 2016, at which time the 2016 Plan became effective. Under the 2016 Plan, Cintas may grant officers and key employee-partners equity compensation in the form of stock options, stock appreciation rights, restricted and unrestricted stock awards, performance awards and other stock unit awards representing up to an aggregate of 12,500,000 shares of Cintas' common stock. Any shares of common stock that remained available under the 2005 Plan became part of the total available share balance of 12,500,000 shares under the 2016 Plan. At May 31, 2019, 8,230,432 shares of common stock were reserved for future issuance under the 2016 Plan. Total compensation cost for stock-based awards for continuing operations was $139.2 million, $110.7 million and $87.5 million for the fiscal years ended May 31, 2019, 2018 and 2017, respectively. Cintas accounts for forfeitures of stock-based awards as they occur. The total income tax benefit recognized in the consolidated income statement for share-based compensation arrangements for continuing operations was $34.0 million, $32.3 million and $32.5 million for the fiscal years ended May 31, 2019, 2018 and 2017, respectively.
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

The fair value of options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions for the fiscal years ended May 31:

	2019	2018	2017

Risk-free interest rate	2.7%	1.8%	1.2%
Dividend yield	1.2%	1.2%	1.3%
Expected volatility of Cintas' common stock	17.9%	17.2%	21.6%
Expected life of the option in years	6.0	6.5	7.5

The risk-free interest rate is based on U.S. government issues with a remaining term equal to the expected life of the stock options. The determination of expected volatility is based on historical volatility of Cintas' common stock over the period commensurate with the expected term of stock options, as well as other relevant factors. The weighted average expected term was determined based on the historical employee exercise behavior of the options. The weighted-average fair value of stock options granted during fiscal 2019, 2018 and 2017 was $43.71, $37.62 and $23.34, respectively.

The information presented in the following table relates primarily to stock options granted and outstanding under either the 2016 Plan or under previously adopted plans:

	Shares	Weighted Average Exercise Price

Outstanding, June 1, 2016 (1,649,236 shares exercisable)	8,419,907	$61.83
Granted	1,343,180	126.51
Canceled	(5,368)	32.45
Forfeited	(165,452)	73.43
Exercised	(1,004,217)	35.95
Outstanding, May 31, 2017 (1,795,898 shares exercisable)	8,588,050	74.77
Granted	1,664,867	175.86
Canceled	(7,809)	45.10
Forfeited	(255,627)	94.73
Exercised	(1,059,295)	44.06
Outstanding, May 31, 2018 (2,006,922 shares exercisable)	8,930,186	96.71
Granted	1,013,005	219.37
Canceled	(3,045)	58.03
Forfeited	(397,304)	155.39
Exercised	(1,333,908)	54.14
Outstanding, May 31, 2019 (1,919,976 shares exercisable)	8,208,934	$123.80

The intrinsic value of stock options exercised was $193.6 million, $110.9 million and $76.5 million for the fiscal years ended May 31, 2019, 2018 and 2017, respectively. The total cash received from employees as a result of employee stock option exercises for the fiscal years ended May 31, 2019, 2018 and 2017 was $65.4 million, $41.8 million and $31.9 million, respectively.

The fair value of stock options vested was $22.4 million, $17.9 million and $12.7 million for the fiscal years ended May 31, 2019, 2018 and 2017, respectively.

The following table summarizes the information related to stock options outstanding at May 31, 2019:

		Outstanding Options		Exercisable Options
Range of Exercise Prices	Number Outstanding	Average Remaining Option Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$22.61 - $63.45	1,938,231	3.96	$49.30	1,549,449	$45.75
$63.46 - $108.39	2,516,838	6.61	96.18	335,335	84.71
$108.40 - $204.48	1,696,559	8.23	141.26	35,192	128.42
$204.49 - $221.83	2,057,306	9.52	213.39	—	—
$22.61 - $221.83	8,208,934	7.05	$123.80	1,919,976	$54.07

At May 31, 2019, the aggregate intrinsic value of stock options outstanding and exercisable was $804.7 million and $322.1 million, respectively. The weighted-average remaining contractual term of stock options exercisable is 4.2 years.
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

The information presented in the following table relates to restricted stock awards granted and outstanding under either the 2016 Plan or under previously adopted plans:

	Shares	Weighted Average Grant Price

Outstanding, unvested grants at June 1, 2016	2,603,436	$75.94
Granted	614,076	128.63
Forfeited	(46,766)	81.23
Vested	(428,672)	48.67
Outstanding, unvested grants at May 31, 2017	2,742,074	91.91
Granted	669,932	183.83
Forfeited	(69,416)	102.96
Vested	(701,476)	64.64
Outstanding, unvested grants at May 31, 2018	2,641,114	122.18
Granted	425,614	221.27
Forfeited	(109,393)	169.48
Vested	(765,647)	93.37
Outstanding, unvested grants at May 31, 2019	2,191,688	$149.12

The remaining unrecognized compensation cost related to unvested stock options and restricted stock at May 31, 2019 was $253.8 million. The weighted-average period of time over which this cost will be recognized is 1.9 years.

14.  Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss), net of tax:

(In thousands)	Foreign Currency	Unrealized Income (Loss) on Interest Rate Hedges	Other	Total

Balance at June 1, 2017	$(12,726)	$11,382	$(1,685)	$(3,029)
Other comprehensive income before reclassifications	19,276	—	1,029	20,305
Amounts reclassified from accumulated other comprehensive income (loss)	—	(933)	—	(933)
Net current period other comprehensive income (loss)	19,276	(933)	1,029	19,372
Balance at May 31, 2018	6,550	10,449	(656)	16,343
Other comprehensive loss before reclassifications	(21,572)	(27,659)	(5,085)	(54,316)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,179)	—	(1,179)
Net current period other comprehensive loss	(21,572)	(28,838)	(5,085)	(55,495)
Balance at May 31, 2019	$(15,022)	$(18,389)	$(5,741)	$(39,152)

The following table summarizes the reclassifications out of accumulated other comprehensive income (loss) during the fiscal years ended May 31:

Reclassifications out of Accumulated Other Comprehensive Income (Loss)

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line in the Consolidated Statements of Income

(in thousands)	2019	2018

Amortization of interest rate locks	$1,896	$1,504	Interest expense
Tax expense	(717)	(571)	Income taxes
Amortization of interest rate locks, net of tax	$1,179	$933	Net of tax

15.  Operating Segment Information
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

(In thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Corporate (1)	Total
May 31, 2019
Revenue	$5,552,430	$619,470	$720,403	$—	$6,892,303
Gross margin	$2,524,831	$297,074	$306,683	$—	$3,128,588
Selling and administrative expenses	1,533,711	206,990	239,943	—	1,980,644
G&K Services, Inc. integration expenses	14,410	—	—	—	14,410
Gain on sale of a cost method investment	—	—	—	69,373	69,373
Interest expense, net	—	—	—	100,508	100,508
Income before income taxes	$976,710	$90,084	$66,740	$(31,135)	$1,102,399
Depreciation and amortization	$301,328	$36,824	$21,941	$—	$360,093
Capital expenditures	$220,373	$36,783	$19,563	$—	$276,719
Total assets	$6,442,461	$504,920	$392,636	$96,645	$7,436,662

May 31, 2018
Revenue	$5,247,124	$564,706	$664,802	$—	$6,476,632
Gross margin	$2,360,165	$265,785	$282,573	$—	$2,908,523
Selling and administrative expenses	1,500,644	190,567	225,581	—	1,916,792
G&K Services, Inc. transaction and integration expenses	41,897	—	—	—	41,897
Interest expense, net	—	—	—	$108,833	108,833
Income before income taxes	$817,624	$75,218	$56,992	$(108,833)	$841,001
Depreciation and amortization	$236,773	$21,898	$20,745	$—	$279,416
Capital expenditures	$225,694	$27,932	$18,073	$—	$271,699
Total assets	$5,977,314	$471,165	$371,011	$138,724	$6,958,214

May 31, 2017
Revenue	$4,202,490	$508,233	$612,658	$—	$5,323,381
Gross margin	$1,894,716	$230,166	$255,413	$—	$2,380,295
Selling and administrative expenses	1,138,345	177,378	211,657	—	1,527,380
G&K Services, Inc. transaction and integration expenses	79,224	—	—	—	79,224
Interest expense, net	—	—	—	86,287	86,287
Income before income taxes	$677,147	$52,788	$43,756	$(86,287)	$687,404
Depreciation and amortization	$156,998	$19,962	$17,905	$1,730	$196,595
Capital expenditures	$232,832	$26,863	$12,645	$977	$273,317
Total assets	$5,801,680	$444,717	$367,562	$230,098	$6,844,057

(1)
Corporate assets include cash and marketable securities in all periods presented. Corporate assets as of May 31, 2017 also include the assets of Discontinued Services. Corporate depreciation, amortization and capital expenditures includes depreciation and amortization of Discontinued Services.

16.  Quarterly Financial Data (Unaudited)
The following is a summary of the results of operation for each of the quarters within the fiscal years ended May 31, 2019 and 2018:

May 31, 2019 (in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue	$1,697,975	$1,718,268	$1,682,330	$1,793,730
Gross margin	$774,712	$775,158	$755,153	$823,565
Net income, continuing operations	$212,547	$242,994	$200,923	$226,171
Basic earnings per share, continuing operations	$1.96	$2.25	$1.89	$2.13
Diluted earnings per share, continuing operations	$1.89	$2.18	$1.83	$2.06
Weighted average number of shares outstanding	106,835	106,475	105,080	105,018

May 31, 2018 (in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue	$1,611,503	$1,606,441	$1,589,138	$1,669,550
Gross margin	$739,353	$716,369	$700,463	$752,338
Net income, continuing operations	$161,108	$137,737	$295,789	$189,298
Basic earnings per share, continuing operations	$1.50	$1.27	$2.73	$1.74
Diluted earnings per share, continuing operations	$1.45	$1.24	$2.66	$1.68
Weighted average number of shares outstanding	105,740	106,340	106,558	106,593

17.  Discontinued Operations
In fiscal 2018, Cintas sold a significant business referred to as Discontinued Services and received $127.8 million of proceeds from the sale. Prior to the sale, Discontinued Services was primarily included in All Other and was classified as held for sale. In fiscal 2015 and 2016, Cintas sold the storage business (Storage) and the investment in the Shred-it Partnership (Shred-it), respectively. In accordance with the applicable accounting guidance for the disposal of long-lived assets, the results of Discontinued Services, Storage and Shred-it have been excluded from both continuing operations and operating segment results for all periods presented.

In fiscal 2017, we received additional proceeds related to the sale of Storage and Shred-it and realized a pre-tax gain of $2.4 million and $25.5 million, respectively, as a result of the additional consideration received. During fiscal 2019, we received the final proceeds related to contingent consideration on the sale of Shred-it and realized a pre-tax gain of $3.2 million.

Following is selected financial information included in net income from discontinued operations for Discontinued Services, Storage and Shred-it for the fiscal years ended May 31:

(In thousands)	2019	2018	2017

Revenue	$—	$10,773	$105,559

(Loss) income before income taxes, excluding gains from sale transactions and investments	(97)	(2,433)	10,622
Income tax benefit (expense)	24	706	(3,930)
Gain on sale of business	3,200	96,400	27,857
Income tax expense on net gain	(781)	(36,019)	(11,127)
Net income from discontinued operations	$2,346	$58,654	$23,422

18.  G&K Services, Inc. Transaction and Integration Expenses
As a result of the acquisition of G&K in fiscal 2017, the Company incurred $14.4 million, $41.9 million and $79.2 million, in transaction and integration expenses in fiscal 2019, 2018 and 2017, respectively. In fiscal 2019, the Company incurred integration expenses directly related to the acquisition of $16.9 million, which primarily consisted of facility closure expenses, partially offset by a $2.5 million adjustment to the accrual for employee termination expenses previously recognized under ASC Topic 712, "Compensation - Nonretirement Postemployment Benefits" (Topic 712). The $41.9 million of costs incurred in fiscal 2018 related to lease cancellation costs, facility closure expenses and other integration expenses directly related to the acquisition. In fiscal 2017, the expenses related to asset impairment charges of $23.3 million and other transaction and integration expenses of $55.9 million, which consisted of the following: $17.4 million of legal and professional fees directly related to the acquisition, $31.0 million of employee termination expenses recognized under Topic 712, $5.5 million write-off of excess inventory and $2.0 million of other miscellaneous integration expenses.

The transaction and integration expenses for all fiscal years are included in a single line in the consolidated statements of income and are reported by operating segment in Note 15 entitled Operating Segment Information. Our accounting policy for long-lived assets is described in Note 1 entitled Significant Accounting Policies. The asset impairment charges in fiscal 2017 of $23.3 million relate to the write-down of machinery and equipment and other fixed assets to their fair value in G&K plants and branches that were identified by the Company on April 30, 2017 for future closure. The Company determined that these assets cannot be used for other purposes, and the undiscounted projected future cash flows associated with these assets are less than their carrying value at April 30, 2017. The fair value utilized for purposes of the asset impairment analysis was determined by using Level 2 inputs based on both the cost and market approaches.

The amount of employee termination benefits paid during the fiscal year ended May 31, 2019, 2018 and 2017 was $3.8 million, $15.2 million and $6.7 million, respectively, which resulted in a related liability balance of $2.8 million, $9.1 million and $24.3 million, respectively. We anticipate the remaining accrued employee termination benefits to be paid by the end of the next fiscal year.

19.  Supplemental Guarantor Information
Cintas Corporation No. 2 (Corp. 2) is the indirectly, wholly-owned principal operating subsidiary of Cintas. Corp. 2 is the issuer of the $112.5 million aggregate principal amount of commercial paper, term loan of $200.0 million and the $2,550.0 million aggregate principal amount of senior notes outstanding as of May 31, 2019, which are unconditionally guaranteed, jointly and severally, by Cintas Corporation and its wholly-owned, direct and indirect domestic subsidiaries.
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
Condensed consolidating financial statements for Cintas, Corp. 2, the subsidiary guarantors and non-guarantors are presented on the following pages:

Condensed Consolidating Income Statement

Year Ended May 31, 2019 (in thousands)	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Uniform rental and facility services	$—	$4,506,235	$728,463	$404,226	$(86,494)	$5,552,430
Other	—	2,125,827	190	96,545	(882,689)	1,339,873
Equity in net income of affiliates	882,635	—	—	—	(882,635)	—
Total revenue	882,635	6,632,062	728,653	500,771	(1,851,818)	6,892,303

Costs and expenses (income):
Cost of uniform rental and facility services	—	2,518,588	445,116	260,366	(196,471)	3,027,599
Cost of other	—	1,479,797	(66,349)	72,066	(749,398)	736,116
Selling and administrative expenses	—	2,233,197	(343,532)	125,864	(34,885)	1,980,644
G&K Services, Inc. integration expenses	—	8,709	3,559	2,142	—	14,410
Operating income	882,635	391,771	689,859	40,333	(871,064)	1,133,534

Gain on sale of a cost method investment	—	—	69,373	—	—	69,373

Interest income	—	(812)	(371)	(52)	7	(1,228)
Interest expense (income)	—	102,466	(745)	15	—	101,736

Income before income taxes	882,635	290,117	760,348	40,370	(871,071)	1,102,399
Income tax expense	—	58,378	151,861	9,630	(105)	219,764
Income from continuing operations	882,635	231,739	608,487	30,740	(870,966)	882,635
Income from discontinued operations, net of tax	2,346	2,346	—	—	(2,346)	2,346
Net income	$884,981	$234,085	$608,487	$30,740	$(873,312)	$884,981

Condensed Consolidating Income Statement

Year Ended May 31, 2018 (in thousands)	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Uniform rental and facility services	$—	$4,361,716	$681,846	$400,792	$(197,230)	$5,247,124
Other	—	1,778,845	112	88,092	(637,541)	1,229,508
Equity in net income of affiliates	783,932	—	—	—	(783,932)	—
Total revenue	783,932	6,140,561	681,958	488,884	(1,618,703)	6,476,632

Costs and expenses (income):
Cost of uniform rental and facility services	—	2,511,854	418,722	254,718	(298,335)	2,886,959
Cost of other	—	1,183,036	(57,220)	62,368	(507,034)	681,150
Selling and administrative expenses	—	2,093,655	(271,222)	125,545	(31,186)	1,916,792
G&K Services, Inc. transaction and integration expenses	—	15,383	22,148	4,366	—	41,897
Operating income	783,932	336,633	569,530	41,887	(782,148)	949,834

Interest income	—	(310)	(242)	(793)	3	(1,342)
Interest expense (income)	—	111,292	(1,017)	(100)	—	110,175

Income before income taxes	783,932	225,651	570,789	42,780	(782,151)	841,001
Income tax (benefit) expense	—	(48,907)	90,886	15,212	(122)	57,069
Income from continuing operations	783,932	274,558	479,903	27,568	(782,029)	783,932
Income (loss) from discontinued operations, net of tax	58,654	68,293	(9,688)	—	(58,605)	58,654
Net income	$842,586	$342,851	$470,215	$27,568	$(840,634)	$842,586

Condensed Consolidating Income Statement

Year Ended May 31, 2017 (in thousands)	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Uniform rental and facility services	$—	$3,511,483	$604,679	$257,288	$(170,960)	$4,202,490
Other	—	1,604,877	1,810	73,006	(558,802)	1,120,891
Equity in net income of affiliates	457,286	—	—	—	(457,286)	—
Total revenue	457,286	5,116,360	606,489	330,294	(1,187,048)	5,323,381

Costs and expenses (income):
Cost of uniform rental and facility services	—	2,021,365	378,404	164,969	(256,964)	2,307,774
Cost of other	—	1,070,780	(41,509)	56,210	(450,169)	635,312
Selling and administrative expenses	—	1,686,209	(220,887)	87,672	(25,614)	1,527,380
G&K Services, Inc. transaction and integration expenses	—	51,868	19,060	8,296	—	79,224
Operating income	457,286	286,138	471,421	13,147	(454,301)	773,691

Interest income	—	(26)	(191)	(22)	2	(237)
Interest expense (income)	—	89,706	(2,978)	(204)	—	86,524

Income before income taxes	457,286	196,458	474,590	13,373	(454,303)	687,404
Income tax expense	—	65,829	159,025	5,365	(101)	230,118
Income from continuing operations	457,286	130,629	315,565	8,008	(454,202)	457,286
Income from discontinued operations, net of tax	23,422	22,287	—	1,135	(23,422)	23,422
Net income	$480,708	$152,916	$315,565	$9,143	$(477,624)	$480,708

Condensed Consolidating Statement of Comprehensive Income

Year Ended May 31, 2019 (in thousands)	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$884,981	$234,085	$608,487	$30,740	$(873,312)	$884,981

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(21,572)	—	—	(21,572)	21,572	(21,572)
Change in fair value of interest rate lock agreements	(27,659)	(27,659)	—	—	27,659	(27,659)
Amortization of interest rate lock agreements	(1,179)	(1,179)	—	—	1,179	(1,179)
Other	(5,085)	(4,489)	(596)	—	5,085	(5,085)

Other comprehensive loss	(55,495)	(33,327)	(596)	(21,572)	55,495	(55,495)

Comprehensive income	$829,486	$200,758	$607,891	$9,168	$(817,817)	$829,486

Condensed Consolidating Statement of Comprehensive Income

Year Ended May 31, 2018 (in thousands)	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$842,586	$342,851	$470,215	$27,568	$(840,634)	$842,586

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	19,276	—	—	19,276	(19,276)	19,276
Amortization of interest rate lock agreements	(933)	(933)	—	—	933	(933)
Other	1,029	267	762	—	(1,029)	1,029

Other comprehensive income (loss)	19,372	(666)	762	19,276	(19,372)	19,372

Comprehensive income	$861,958	$342,185	$470,977	$46,844	$(860,006)	$861,958

Condensed Consolidating Statement of Comprehensive Income

Year Ended May 31, 2017 (in thousands)	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$480,708	$152,916	$315,565	$9,143	$(477,624)	$480,708

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(10,252)	—	—	(10,252)	10,252	(10,252)
Change in fair value of cash flow hedges	31,136	31,136	—	—	(31,136)	31,136
Amortization of interest rate lock agreements	1,076	1,076	—	—	(1,076)	1,076
Other	(115)	—	(115)	—	115	(115)

Other comprehensive income (loss)	21,845	32,212	(115)	(10,252)	(21,845)	21,845

Comprehensive income (loss)	$502,553	$185,128	$315,450	$(1,109)	$(499,469)	$502,553

Condensed Consolidating Balance Sheet

As of May 31, 2019 (in thousands)	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Assets
Current assets:
Cash and cash equivalents	$—	$54,963	$13,151	$28,531	$—	$96,645
Accounts receivable, net	—	719,914	121,803	68,403	—	910,120
Inventories, net	—	278,666	35,081	20,842	—	334,589
Uniforms and other rental items in service	—	645,862	90,458	60,061	(12,248)	784,133
Income taxes, current	—	(9,728)	11,722	5,481	—	7,475
Prepaid expenses and other current assets	—	81,117	20,334	1,867	—	103,318
Total current assets	—	1,770,794	292,549	185,185	(12,248)	2,236,280

Property and equipment, net	—	948,830	369,006	112,849	—	1,430,685

Investments (1)	321,083	3,589,234	964,802	1,716,870	(6,399,643)	192,346
Goodwill	—	—	2,586,406	256,147	(112)	2,842,441
Service contracts, net	—	427,437	—	67,158	—	494,595
Other assets, net	2,216,391	211,102	5,424,413	1,716	(7,613,307)	240,315
	$2,537,474	$6,947,397	$9,637,176	$2,339,925	$(14,025,310)	$7,436,662

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$(465,247)	$(2,090,954)	$2,793,558	$(48,769)	$37,432	$226,020
Accrued compensation and related liabilities	—	117,404	26,870	11,235	—	155,509
Accrued liabilities	—	84,296	328,267	21,377	—	433,940
Debt due within one year	—	312,264	—	—	—	312,264
Total current liabilities	(465,247)	(1,576,990)	3,148,695	(16,157)	37,432	1,127,733

Long-term liabilities:
Debt due after one year	—	2,537,507	—	—	—	2,537,507
Deferred income taxes	—	307,334	100,162	30,683	—	438,179
Accrued liabilities	—	116,469	197,934	16,119	—	330,522
Total long-term liabilities	—	2,961,310	298,096	46,802	—	3,306,208
Total shareholders' equity	3,002,721	5,563,077	6,190,385	2,309,280	(14,062,742)	3,002,721
	$2,537,474	$6,947,397	$9,637,176	$2,339,925	$(14,025,310)	$7,436,662
(1) Investments include inter company investment activity. Corp 2 and Subsidiary Guarantors hold $19.8 million and $172.5 million, respectively, of the $192.3 million consolidated net investments.

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

Condensed Consolidating Statement of Cash Flows

Year Ended May 31, 2019 (in thousands)	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Cash flows from operating activities:
Net income	$884,981	$234,085	$608,487	$30,740	$(873,312)	$884,981
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	—	155,778	53,519	14,334	—	223,631
Amortization of intangible assets and capitalized contract costs	—	123,133	5,118	8,211	—	136,462
Stock-based compensation	139,210	—	—	—	—	139,210
Gain on sale of a cost method investment	—	—	(69,373)	—	—	(69,373)
Gain on sale of business	—	(3,200)	—	—	—	(3,200)
Deferred income taxes	—	36,254	(4,416)	(130)	—	31,708
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	—	(85,568)	(1,037)	(8,313)	—	(94,918)
Inventories, net	—	(64,149)	8,314	(4,204)	—	(60,039)
Uniforms and other rental items in service	—	(60,745)	(13,514)	(9,628)	(6,341)	(90,228)
Prepaid expenses and other current assets and capitalized contract costs	—	(98,528)	(1,538)	(699)	—	(100,765)
Accounts payable	—	(359,733)	368,519	4,005	(515)	12,276
Accrued compensation and related liabilities	—	12,844	1,992	485	—	15,321
Accrued liabilities and other	—	15,624	15,521	(235)	—	30,910
Income taxes, current	—	15,274	(2,472)	(916)	—	11,886
Net cash provided by (used in) operating activities	1,024,191	(78,931)	969,120	33,650	(880,168)	1,067,862

Cash flows from investing activities:
Capital expenditures	—	(204,601)	(52,622)	(19,496)	—	(276,719)
Purchase of marketable securities and investments	—	6,434	(14,439)	—	(9,836)	(17,841)
Proceeds from sale of a cost method investment	—	—	73,342	—	—	73,342
Proceeds from sale of business	—	3,200	—	—	—	3,200
Acquisitions of businesses, net of cash acquired	—	(9,813)	—	—	—	(9,813)
Other, net	147,409	(4,213)	(1,025,822)	(15,185)	890,004	(7,807)
Net cash provided by (used in) investing activities	147,409	(208,993)	(1,019,541)	(34,681)	880,168	(235,638)

Cash flows from financing activities:
Issuance of commercial paper, net	—	112,500	—	—	—	112,500
Proceeds from issuance of debt, net	—	200,000	3,262	(3,262)	—	200,000
Proceeds from exercise of stock-based compensation awards	65,371	—	—	—	—	65,371
Dividends paid	(220,671)	—	—	(93)	—	(220,764)
Repurchase of common stock	(1,016,300)	—	—	—	—	(1,016,300)
Other, net	—	(14,112)	—	—	—	(14,112)
Net cash (used in) provided by financing activities	(1,171,600)	298,388	3,262	(3,355)	—	(873,305)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(998)	—	(998)
Net increase (decrease) in cash and cash equivalents	—	10,464	(47,159)	(5,384)	—	(42,079)
Cash and cash equivalents at beginning of year	—	44,499	60,310	33,915	—	138,724
Cash and cash equivalents at end of year	$—	$54,963	$13,151	$28,531	$—	$96,645

Condensed Consolidating Statement of Cash Flows

Year Ended May 31, 2018 (in thousands)	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Cash flows from operating activities:
Net income	$842,586	$342,851	$470,215	$27,568	$(840,634)	$842,586
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	—	143,301	58,206	13,969	—	215,476
Amortization of intangible assets	—	50,231	5,102	8,607	—	63,940
Stock-based compensation	112,835	—	—	—	—	112,835
(Gain) loss on sale of business	—	(111,921)	15,521	—		(96,400)
Deferred income taxes	—	(80,328)	(38,906)	(61)	—	(119,295)
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	—	(76,945)	17,129	(6,451)	—	(66,267)
Inventories, net	—	15,080	(17,377)	360	(1,386)	(3,323)
Uniforms and other rental items in service	—	(51,682)	(3,483)	(8,730)	(404)	(64,299)
Prepaid expenses and other current assets	—	3,676	(19,421)	219	—	(15,526)
Accounts payable	—	(60,978)	108,724	(12,310)	(161)	35,275
Accrued compensation and related liabilities	—	9,522	(18,595)	(319)	—	(9,392)
Accrued liabilities and other	—	(133,671)	173,905	2,234	—	42,468
Income taxes, current	—	11,874	15,898	(1,690)	—	26,082
Net cash provided by operating activities	955,421	61,010	766,918	23,396	(842,585)	964,160

Cash flows from investing activities:
Capital expenditures	—	(192,668)	(65,211)	(13,820)	—	(271,699)
Proceeds from redemption of marketable securities	—	13,589	(1,189)	167,457	—	179,857
Purchase of marketable securities and investments	—	9,789	(24,636)	(143,861)	5,000	(153,708)
Proceeds from sale of business	—	127,835	—	—	—	127,835
Acquisitions of businesses, net of cash acquired	—	(19,346)	—	—	—	(19,346)
Other, net	(694,429)	599,192	(633,629)	(107,356)	837,585	1,363
Net cash (used in) provided by investing activities	(694,429)	538,391	(724,665)	(97,580)	842,585	(135,698)

Cash flows from financing activities:
Payments of commercial paper, net	—	(50,500)	—	—	—	(50,500)
Repayment of debt	—	(550,000)	—	—	—	(550,000)
Proceeds from exercise of stock-based compensation awards	41,848	—	—	—	—	41,848
Dividends paid	(175,521)	—	—	(68)	—	(175,589)
Repurchase of common stock	(127,319)	—	—	—	—	(127,319)
Other, net	—	(3,060)	755	(275)	—	(2,580)
Net cash (used in) provided by financing activities	(260,992)	(603,560)	755	(343)	—	(864,140)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	5,136	—	5,136
Net (decrease) increase in cash and cash equivalents	—	(4,159)	43,008	(69,391)	—	(30,542)
Cash and cash equivalents at beginning of year	—	48,658	17,302	103,306	—	169,266
Cash and cash equivalents at end of year	$—	$44,499	$60,310	$33,915	$—	$138,724

Condensed Consolidating Statement of Cash Flow

Year Ended May 31, 2017 (in thousands)	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Cash flows from operating activities:
Net income	$480,708	$152,916	$315,565	$9,143	$(477,624)	$480,708
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	—	117,578	43,660	10,327	—	171,565
Amortization of intangible assets	—	21,496	1,178	2,356	—	25,030
Stock-based compensation	88,868	—	—	—	—	88,868
Gain on sale of business	—	(24,976)	—	(1,941)	—	(26,917)
Asset impairment charge	—	20,966	—	2,365	—	23,331
G&K Services, Inc. transaction and integration costs	—	26,453	—	4,992	—	31,445
Short-term debt financing fees included in net income	—	17,062	—	—	—	17,062
Settlement of cash flow hedges	—	30,194	—	—	—	30,194
Deferred income taxes	—	(26,289)	26,058	4,133	—	3,902
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	—	(50,012)	(40,380)	(3,165)	—	(93,557)
Inventories, net	—	7,787	(2,317)	(3,679)	(2,459)	(668)
Uniforms and other rental items in service	—	(4,951)	(5,011)	1,959	(729)	(8,732)
Prepaid expenses and other current assets	—	21,119	2,775	307	—	24,201
Accounts payable	—	1,765,713	(1,509,215)	(242,875)	103	13,726
Accrued compensation and related liabilities	—	(7,498)	19,815	1,337	—	13,654
Accrued liabilities and other	—	2,813	(5,675)	2,361	—	(501)
Income taxes, current	—	(5,205)	(22,445)	(1,774)	—	(29,424)
Net cash provided by (used in) operating activities	569,576	2,065,166	(1,175,992)	(214,154)	(480,709)	763,887

Cash flows from investing activities:
Capital expenditures	—	(153,963)	(102,682)	(16,672)	—	(273,317)
Proceeds from redemption of marketable securities	—	—	—	218,324	—	218,324
Purchase of marketable securities and investments	—	18,150	(797,559)	598,344	—	(181,065)
Proceeds from sale of business	—	26,335	—	1,941	—	28,276
Acquisitions of businesses, net of cash acquired	—	(2,112,015)	—	9,644	—	(2,102,371)
Other, net	(438,344)	(1,562,294)	2,039,740	(520,007)	480,709	(196)
Net cash (used in) provided by investing activities	(438,344)	(3,783,787)	1,139,499	291,574	480,709	(2,310,349)

Cash flows from financing activities:
Proceeds from issuance of commercial paper, net	—	50,500	—	—	—	50,500
Proceeds from the issuance of debt, net	—	1,932,229	(2,000)	2,000	—	1,932,229
Repayment of debt	—	(250,000)	—	—	—	(250,000)
Payment of short-term debt financing fees	—	(17,062)	—	—	—	(17,062)
Proceeds from exercise of stock-based compensation awards	31,870	—	—	—	—	31,870
Dividends paid	(142,378)	—	—	(55)	—	(142,433)
Repurchase of common stock	(20,724)	—	—	—	—	(20,724)
Other, net	—	(6,282)	404	—	—	(5,878)
Net cash (used in) provided by financing activities	(131,232)	1,709,385	(1,596)	1,945	—	1,578,502

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(2,131)	—	(2,131)
Net (decrease) increase in cash and cash equivalents	—	(9,236)	(38,089)	77,234	—	29,909
Cash and cash equivalents at beginning of year	—	57,894	55,391	26,072	—	139,357
Cash and cash equivalents at end of year	$—	$48,658	$17,302	$103,306	$—	$169,266

Item 9.  Changes in and Disagreements with
Accountants on Accounting and Financial Disclosure
None.

Item 9A.  Controls and Procedures
Disclosure Controls and Procedures
With the participation of Cintas' management, including Cintas' Chairman and Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, Cintas has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act) as of May 31, 2019. Based on such evaluation, Cintas' management, including Cintas' Chairman and Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, have concluded that Cintas' disclosure controls and procedures were effective as of May 31, 2019, in ensuring (i) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is accumulated and communicated to Cintas' management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting
Management's Report on Internal Control over Financial Reporting and the Report of Ernst & Young LLP, Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this Annual Report on Form 10-K and are incorporated by reference herein.
There were no changes in Cintas' internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended May 31, 2019, that have materially affected, or are reasonably likely to materially affect, Cintas' internal control over financial reporting.

Item 9B.  Other Information
None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance
The information required under this item is incorporated herein by reference to the material contained in Cintas' definitive proxy statement for the 2019 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the close of the fiscal year (the Proxy Statement).

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
The following table provides information about Cintas' common stock that may be issued under Cintas' equity compensation plans as of May 31, 2019.

Equity Compensation Plan Information Plan category	Number of shares to be issued upon exercise of outstanding options (1)	Weighted average exercise price of outstanding options (1)	Number of shares remaining available for future issuance under equity compensation plans

Equity compensation plans approved by shareholders	8,208,934	$123.80	8,230,432
Equity compensation plans not approved by shareholders	—	—	—
Total	8,208,934	$123.80	8,230,432

(1)	Excludes 2,191,688 unvested restricted stock units.

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

For each of the three years in the period ended May 31, 2019.

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

3.2		Amended and Restated By-laws (Incorporated by reference to Exhibit 3.1 to Cintas' Current Report on Form 8-K filed on August 3, 2018).

4.1
Indenture dated as of May 28, 2002, among Cintas Corporation No. 2, as issuer, Cintas Corporation, as parent guarantor, the subsidiary guarantors thereto and Wachovia Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to Cintas' Annual Report on Form 10-K for the year ended May 31, 2002).

4.2		Form of 6.15% Senior Note due 2036 (Incorporated by reference to Exhibit 4.3 to Cintas' Current Report on Form 8-K filed on August 21, 2006).

4.3		Form of 4.30% Senior Note due 2021 (Incorporated by reference to Exhibit 4.2 to Cintas' Current report on Form 8-K filed on May 23, 2011).

4.4		Form of 3.25% Senior Note due 2022 (Incorporated by reference to Exhibit 4.1 to Cintas' Current Report on Form 8-K filed on June 8, 2012).

4.5		Form of 2.900% Senior Notes due 2022 (Incorporated by reference to Exhibit 4.1 to Cintas' Current Report on Form 8-K filed on March 14, 2017).

4.6		Form of 3.700% Senior Notes due 2027 (Incorporated by reference to Exhibit 4.2 to Cintas' Current Report on Form 8-K filed on March 14, 2017).

4.7		Form of 3.250% Senior Notes due 2022 (Incorporated by reference to Exhibit 4.3 to Cintas' Current Report on Form 8-K filed on March 14, 2017).

4.8		Description of Securities

10.1
Second Amended and Restated Credit Agreement, dated as of May 24, 2019, among Cintas No. 2, the Lenders party thereto and KeyBank National Association, as Administrative Agent (Incorporated by reference to Exhibit 10.1 to Cintas' Current Report on Form 8-K filed on May 30, 2019).

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

DATE SIGNED: July 26, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Capacity	Date

/s/	Scott D. Farmer Scott D. Farmer	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	July 26, 2019

/s/	Ronald W. Tysoe Ronald W. Tysoe	Director	July 26, 2019

/s/	John F. Barrett John F. Barrett	Director	July 26, 2019

/s/	James J. Johnson James J. Johnson	Director	July 26, 2019

/s/	Robert E. Coletti Robert E. Coletti	Director	July 26, 2019

/s/	J. Michael Hansen J. Michael Hansen	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	July 26, 2019

Cintas Corporation
Schedule II — Valuation and Qualifying Accounts and Reserves

(In thousands)	Balance at Beginning of Year	Additions (1)	Deductions (2)	Balance at End of Year

Allowance for Doubtful Accounts
May 31, 2017	$19,103	$6,446	$5,024	$20,525
May 31, 2018	$20,525	$13,358	$373	$33,510
May 31, 2019	$33,510	$10,761	$6,462	$37,809

Reserve for Obsolete Inventory
May 31, 2017	$32,716	$10,049	$4,460	$38,305
May 31, 2018	$38,305	$1,335	$2,597	$37,043
May 31, 2019	$37,043	$2,346	$6,711	$32,678

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