Form 10-Q
period 2019-08-31
CINTAS CORP
filed 2019-10-08
CIK 723254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	August 31, 2019
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Smaller Reporting Company ☐        Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding September 30, 2019
Common Stock, no par value	103,499,651

CINTAS CORPORATION

Part I. Financial Information

ITEM 1.                  FINANCIAL STATEMENTS
CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
(In thousands except per share data)

	Three Months Ended
	August 31, 2019	August 31, 2018
Revenue:
Uniform rental and facility services	$1,454,527	$1,374,938
Other	356,612	323,037
Total revenue	1,811,139	1,697,975

Costs and expenses:
Cost of uniform rental and facility services	768,676	746,453
Cost of other	193,321	176,810
Selling and administrative expenses	542,996	504,634
G&K Services, Inc. integration expenses	—	4,850

Operating income	306,146	265,228

Interest income	(162)	(496)
Interest expense	27,321	24,304

Income before income taxes	278,987	241,420
Income taxes	28,175	28,873
Income from continuing operations	250,812	212,547
Loss from discontinued operations, net of tax benefit of $10	—	(32)
Net income	$250,812	$212,515

Basic earnings per share:
Continuing operations	$2.40	$1.96
Discontinued operations	0.00	0.00
Basic earnings per share	$2.40	$1.96

Diluted earnings per share:
Continuing operations	$2.32	$1.89
Discontinued operations	0.00	0.00
Diluted earnings per share	$2.32	$1.89

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended
	August 31, 2019	August 31, 2018

Net income	$250,812	$212,515

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	6,724	(3,019)
Change in fair value of interest rate lock agreements	(29,903)	(3,168)
Amortization of interest rate lock agreements	(295)	(295)

Other comprehensive loss	(23,474)	(6,482)

Comprehensive income	$227,338	$206,033

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands except share data)

	August 31, 2019	May 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$102,131	$96,645
Accounts receivable, net	917,535	910,120
Inventories, net	336,290	334,589
Uniforms and other rental items in service	796,187	784,133
Income taxes, current	—	7,475
Prepaid expenses and other current assets	137,675	103,318
Total current assets	2,289,818	2,236,280

Property and equipment, net	1,422,351	1,430,685

Investments	208,987	192,346
Goodwill	2,849,613	2,842,441
Service contracts, net	482,977	494,595
Operating lease right-of-use assets, net	163,089	—
Other assets, net	245,065	240,315
	$7,661,900	$7,436,662

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$237,242	$226,020
Accrued compensation and related liabilities	99,200	155,509
Accrued liabilities	395,416	433,940
Income taxes, current	9,238	—
Operating lease liabilities, current	43,010	—
Debt due within one year	338,776	312,264
Total current liabilities	1,122,882	1,127,733

Long-term liabilities:
Debt due after one year	2,538,057	2,537,507
Deferred income taxes	436,755	438,179
Operating lease liabilities	125,684	—
Accrued liabilities	387,816	330,522
Total long-term liabilities	3,488,312	3,306,208

Shareholders’ equity:
Preferred stock, no par value:	—	—
100,000 shares authorized, none outstanding
Common stock, no par value:	1,036,125	840,328
425,000,000 shares authorized
FY 2020: 185,952,964 shares issued and 103,364,545 shares outstanding
FY 2019: 184,790,626 shares issued and 103,284,401 shares outstanding
Paid-in capital	110,441	227,928
Retained earnings	6,939,240	6,691,236
Treasury stock:	(4,974,449)	(4,717,619)
FY 2020: 82,588,419 shares
FY 2019: 81,506,225 shares
Accumulated other comprehensive loss	(60,651)	(39,152)
Total shareholders’ equity	3,050,706	3,002,721
	$7,661,900	$7,436,662
See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands)

	Common Stock		Paid-In Capital	Retained Earnings	Other Accumulated Comprehensive Loss	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount

Balance at June 1, 2019	184,791	$840,328	$227,928	$6,691,236	$(39,152)	(81,506)	$(4,717,619)	$3,002,721
Net income	—	—	—	250,812	—	—	—	250,812
Comprehensive loss, net of tax	—	—	—	—	(23,474)	—	—	(23,474)
Stock-based compensation	—	—	40,395	—	—	—	—	40,395
Vesting of stock-based compensation awards	605	157,882	(157,882)	—	—	—	—	—
Stock options exercised, net of shares surrendered	557	37,915	—	—	—	—	—	37,915
Repurchase of common stock	—	—	—	—	—	(1,082)	(256,830)	(256,830)
Cumulative effect of change in accounting principle	—	—	—	(2,808)	1,975	—	—	(833)
Balance at August 31, 2019	185,953	$1,036,125	$110,441	$6,939,240	$(60,651)	(82,588)	$(4,974,449)	$3,050,706

	Common Stock		Paid-In Capital	Retained Earnings	Other Accumulated Comprehensive Income	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount

Balance at June 1, 2018	182,723	$618,464	$245,211	$5,837,827	$16,343	(76,397)	$(3,701,319)	3,016,526
Cumulative effect of change in accounting principle	—	—	—	189,192	—	—	—	189,192
Net income	—	—	—	212,515	—	—	—	212,515
Comprehensive loss, net of tax	—	—	—	—	(6,482)	—	—	(6,482)
Dividends	—	—	—	1	—	—	—	1
Stock-based compensation	—	—	46,172	—	—	—	—	46,172
Vesting of stock-based compensation awards	739	151,012	(151,012)	—	—	—	—	—
Stock options exercised, net of shares surrendered	594	27,512	—	—	—	—	—	27,512
Repurchase of common stock	—	—	—	—	—	(689)	(139,468)	(139,468)
Balance at August 31, 2018	184,056	$796,988	$140,371	$6,239,535	$9,861	(77,086)	$(3,840,787)	$3,345,968
See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	August 31, 2019	August 31, 2018
Cash flows from operating activities:
Net income	$250,812	$212,515
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	56,726	52,745
Amortization of intangible assets and capitalized contract costs	35,268	33,550
Stock-based compensation	40,395	46,172
Deferred income taxes	7,910	9,022
Change in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(6,636)	(15,051)
Inventories, net	(1,726)	(34,629)
Uniforms and other rental items in service	(11,305)	(23,019)
Prepaid expenses and other current assets and capitalized contract costs	(41,928)	(46,930)
Accounts payable	13,357	(329)
Accrued compensation and related liabilities	(58,718)	(56,186)
Accrued liabilities and other	(24,082)	(27,556)
Income taxes, current	16,828	12,681
Net cash provided by operating activities	276,901	162,985

Cash flows from investing activities:
Capital expenditures	(64,743)	(64,528)
Proceeds from redemption of marketable securities	—	1,558
Purchase of investments	(9,391)	—
Acquisitions of businesses, net of cash acquired	(3,896)	(7,613)
Other, net	(109)	(202)
Net cash used in investing activities	(78,139)	(70,785)

Cash flows from financing activities:
Issuance of commercial paper, net	26,500	—
Proceeds from exercise of stock-based compensation awards	37,915	27,512
Repurchase of common stock	(256,830)	(139,468)
Other, net	(1,192)	(552)
Net cash used in financing activities	(193,607)	(112,508)

Effect of exchange rate changes on cash and cash equivalents	331	(60)

Net increase (decrease) in cash and cash equivalents	5,486	(20,368)

Cash and cash equivalents at beginning of period	96,645	138,724

Cash and cash equivalents at end of period	$102,131	$118,356
See accompanying notes.

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Note 1 - Basis of Presentation
The consolidated condensed financial statements of Cintas Corporation (Cintas, the Company, we, us or our) included herein have been prepared by Cintas, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. While we believe that the disclosures are adequately presented, we suggest that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2019. A summary of our significant accounting policies is presented beginning on page 41 of that report. There have been no material changes in the accounting policies followed by Cintas during the current fiscal year other than the adoption of new accounting pronouncements discussed below.

Interim results are subject to variations and are not necessarily indicative of the results of operations for a full fiscal year. In the opinion of management, adjustments (which include only normal recurring adjustments) necessary for a fair statement of the consolidated results of the interim periods shown have been made.

Inventories, net are measured at the lower of cost (first-in, first-out) or net realizable value. Inventory is comprised of the following:

(In thousands)	August 31, 2019	May 31, 2019

Raw materials	$16,541	$17,812
Work in process	25,618	28,820
Finished goods	294,131	287,957
	$336,290	$334,589

Inventories are recorded net of reserves for obsolete inventory of $33.4 million and $32.7 million at August 31, 2019 and May 31, 2019, respectively.

New Accounting Pronouncements
Effective June 1, 2019, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2016-02, “Leases (Topic 842)” using a modified retrospective transition approach. Topic 842 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Topic 842 provided a number of optional practical expedients in transition, and we have determined to use certain of these practical expedients upon our adoption of Topic 842. Specifically, the Company elected the package of practical expedients permitted under Topic 842, which allows a lessee to carryforward their population of existing leases, the classification of each lease, as well as the treatment of initial direct lease costs as of the period of adoption. The Company also elected the practical expedient related to lease and non-lease components, as an accounting policy election for the fleet and vehicle asset classes, which allows a lessee to not separate non-lease from lease components and instead account for consideration paid in a contract as a single lease component. In addition, the Company elected the short-term lease recognition exemption for all leases with a term of 12 months or less, which means it will not recognize right-of-use assets or lease liabilities for these leases. The adoption of Topic 842, on June 1, 2019, resulted in the Company recognizing right-of-use assets, net of $168.0 million and corresponding lease liabilities of $173.4 million. The adoption of Topic 842 did not have a material impact on the Company's consolidated condensed statements of income or consolidated condensed statements of cash flows.

Effective June 1, 2019, Cintas adopted ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." ASU 2018-02 allows companies to elect to reclassify the disproportionate income tax effects resulting from the Tax Cuts and Jobs Act (Tax Act) on items within accumulated other comprehensive income to retained earnings. The adoption of ASU 2018-02, on a prospective basis, resulted in a $2.0 million reclassification adjustment of the stranded tax effects from retained earnings to accumulated other comprehensive loss that was determined using a specific identification method.

In April 2019, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 will replace the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In connection with recognizing credit losses on receivables and other financial instruments, Cintas will be required to use a forward-looking expected loss model rather than the incurred loss model. This standard is effective for annual periods beginning after December 15, 2019, with early adoption permitted. The adoption of this standard will be through a cumulative-effect adjustment to retained earnings as of the effective date. Cintas is currently evaluating the impact that ASU 2016-13 will have on its consolidated condensed financial statements.

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

Note 2 - Revenue Recognition
The following table presents Cintas' total revenue disaggregated by service type:

	Three Months Ended
	August 31, 2019		August 31, 2018
(In thousands)	Revenue	%	Revenue	%

Uniform Rental and Facility Services	$1,454,527	80.3%	$1,374,938	81.0%
First Aid and Safety Services	172,090	9.5%	153,417	9.0%
Fire Protection Services	110,126	6.1%	98,109	5.8%
Uniform Direct Sales	74,396	4.1%	71,511	4.2%
Total revenue	$1,811,139	100.0%	$1,697,975	100.0%

Fire Protection Services and Uniform Direct Sales are recorded within the All Other segment disclosed in Note 12 entitled Segment Information.

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

Revenue recorded is presented net of sales and other taxes we collect on behalf of governmental authorities. Shipping and handling costs charged to customers are treated as fulfillment activities and are recorded in both revenue and cost of sales at the time control is transferred to the customer. Certain of our customer contracts, primarily within our Uniform Direct Sales business, include pricing terms and conditions that include components of variable consideration. The variable consideration is typically in the form of consideration paid to a customer based on performance metrics specified within the contract. Specifically, some contracts contain discounts or rebates that the customer can earn through the achievement of specified volume levels. Each component of variable consideration is earned based on the Company's actual performance during the measurement period specified within the contract. To determine the transaction price, the Company estimates the variable consideration using the most likely amount method, based on the specific contract provisions and known performance results during the relevant measurement period. When determining if variable consideration should be constrained, the Company considers whether factors outside its control could result in a significant reversal of revenue. In making these assessments, the Company considers the likelihood and magnitude of a potential reversal. The Company's performance period generally corresponds with the monthly invoice period. No constraints on our revenue recognition were applied during the three months ended August 31, 2019 or 2018. The Company reassesses these estimates during each reporting period. Cintas maintains a liability for these discounts and rebates within accrued liabilities on the consolidated condensed balance sheets. Variable consideration also includes consideration paid to a customer at the beginning of a contract. Cintas capitalizes this consideration and amortizes it over the life of the contract as a reduction to revenue in accordance with Accounting Standards Codification (ASC) Topic 606, Revenue (ASC 606). These assets are included in other assets, net on the consolidated condensed balance sheet.

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

Costs to Obtain a Contract
The Company capitalizes commission expenses paid to our employee-partners when the commissions are deemed to be incremental for obtaining the route servicing customer contract. The deferred commissions are amortized on a straight-line basis over the expected period of benefit. We review the deferred commission balances for impairment on an ongoing basis. Deferred commissions are classified as current or noncurrent based on the timing of when we expect to recognize the expense. The current portion is included in prepaid expenses and other current assets and the noncurrent portion is included in other assets, net on the Company's consolidated condensed balance sheets. As of August 31, 2019, the current and noncurrent assets related to deferred commissions totaled $71.3 million and $212.0 million, respectively. As of May 31, 2019, the current and noncurrent assets related to deferred commissions totaled $69.6 million and $206.0 million, respectively. We recorded amortization expense related to deferred commissions of $18.8 million and $17.1 million during the three months ended August 31, 2019 and 2018, respectively. These expenses are classified in selling and administrative expense on the consolidated condensed statements of income.

Note 3 - Leases
Cintas has operating leases for certain operating facilities, vehicles and equipment, which provide the right to use the underlying asset and require lease payments over the term of the lease. Each new contract is evaluated to determine if an arrangement contains a lease and whether that lease meets the classification criteria of a finance or operating lease. All identified leases are recorded on the consolidated condensed balance sheet with a corresponding operating lease right-of-use asset, net, representing the right to use the underlying asset for the lease term and the operating lease liabilities representing the obligation to make lease payments arising from the lease. Short-term operating leases, which have an initial term of 12 months or less, are not recorded on the consolidated condensed balance sheet.

Operating lease right-of-use assets, net and operating lease liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term and include options to extend or terminate the lease when they are reasonably certain to be exercised. The present value of lease payments is determined primarily using the incremental borrowing rate based on the information available at lease commencement date. Lease expense for operating leases is recorded on a straight-line basis over the lease term and variable lease costs are recorded as incurred. Both lease expense and variable lease costs are primarily recorded in Cost of uniform rental and facility services and other on the Company's consolidated condensed statements of income. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The following table presents the operating lease cost and information related to the operating lease right-of-use assets, net and operating lease liabilities for the three months ended August 31, 2019:

(In thousands, except lease term and discount rate)

Lease cost
Operating lease costs including short-term lease expense and variable lease costs, which were immaterial in the quarter	$17,200

Operating cash flow impacts
Cash paid for amounts included in the measurement of operating lease liabilities	$12,342
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$6,828
Weighted-average remaining lease term - operating leases	5.36 years
Weighted-average discount rate - operating leases	2.68%

The contractual future minimum lease payments of Cintas' operating lease liabilities by fiscal year are as follows as of August 31, 2019:

(In thousands)

2020 (remaining nine months)	$35,753
2021	40,981
2022	31,877
2023	24,487
2024	15,691
Thereafter	33,065
Total payments	181,854
Less interest	(13,160)
Total present value of lease payments	$168,694

Note 4 - Fair Value Measurements
All financial instruments that are measured at fair value on a recurring basis (at least annually) have been classified within the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the consolidated condensed balance sheet date. These financial instruments measured at fair value on a recurring basis are summarized below:

	As of August 31, 2019
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$102,131	$—	$—	$102,131
Total assets at fair value	$102,131	$—	$—	$102,131

Long-term accrued liabilities:
Interest rate lock agreements	$—	$76,141	$—	$76,141
Total liabilities at fair value	$—	$76,141	$—	$76,141

	As of May 31, 2019
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$96,645	$—	$—	$96,645
Total assets at fair value	$96,645	$—	$—	$96,645

Long-term accrued liabilities:
Interest rate lock agreements	$—	$36,393	$—	$36,393
Total liabilities at fair value	$—	$36,393	$—	$36,393

Cintas’ cash and cash equivalents are generally classified within Level 1 of the fair value hierarchy. Financial instruments classified as Level 1 are based on quoted market prices in active markets. The types of financial instruments Cintas classifies within Level 1 include most bank deposits and money market securities. Cintas does not adjust the quoted market price for such financial instruments.

Interest, realized gains and losses and declines in value determined to be other than temporary on available-for-sale securities are included in interest income or expense. The cost of the securities sold is based on the specific identification method. There were no outstanding marketable securities as of August 31, 2019 or May 31, 2019.

As of August 31, 2019 and May 31, 2019, long-term accrued liabilities included the fair value of outstanding interest rate lock agreements. The fair values of Cintas' interest rate lock agreements are based on similar exchange traded derivatives (market approach) and are, therefore, included within Level 2 of the fair value hierarchy. The fair value was determined by comparing the locked rates against the benchmarked treasury rate. All other amounts included in long-term accrued liabilities are not recorded at fair value.

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

Note 5 - Investments
Investments at August 31, 2019 of $209.0 million include the cash surrender value of insurance policies of $187.4 million, equity method investments of $18.4 million and cost method investments of $3.2 million. Investments at May 31, 2019 of $192.3 million include the cash surrender value of insurance policies of $170.5 million, equity method investments of $18.6 million and cost method investments of $3.2 million. Investments are generally evaluated for impairment on an annual basis or when indicators of impairment exist. For the three months ended August 31, 2019 and 2018, no impairment losses were recorded.

Note 6 - Earnings Per Share
The following tables set forth the computation of basic and diluted earnings per share from continuing operations using the two-class method for amounts attributable to Cintas’ common shares:

	Three Months Ended
Basic Earnings per Share from Continuing Operations (in thousands except per share data)	August 31, 2019	August 31, 2018

Income from continuing operations	$250,812	$212,547
Less: income from continuing operations allocated to participating securities	2,016	2,945
Income from continuing operations available to common shareholders	$248,796	$209,602
Basic weighted average common shares outstanding	103,543	106,835

Basic earnings per share from continuing operations	$2.40	$1.96

	Three Months Ended
Diluted Earnings per Share from Continuing Operations (in thousands except per share data)	August 31, 2019	August 31, 2018

Income from continuing operations	$250,812	$212,547
Less: income from continuing operations allocated to participating securities	2,016	2,945
Income from continuing operations available to common shareholders	$248,796	$209,602
Basic weighted average common shares outstanding	103,543	106,835
Effect of dilutive securities – employee stock options	3,540	3,813
Diluted weighted average common shares outstanding	107,083	110,648

Diluted earnings per share from continuing operations	$2.32	$1.89

There were no amounts recorded in discontinued operations for the three months ended August 31, 2019. For the three months ended August 31, 2018, both basic and diluted earnings per share from discontinued operations rounded to zero.
For the three months ended August 31, 2019 and 2018, options granted to purchase 0.2 million and 0.3 million shares of Cintas common stock, respectively, were excluded from the computation of diluted earnings per share. The exercise prices of these options were greater than the average market price of the common stock (anti-dilutive).
On October 30, 2018, Cintas announced that the Board of Directors authorized a $1.0 billion share buyback program, which does not have an expiration date. For the three months ended August 31, 2019, we purchased 0.8 million shares of Cintas common stock at an average price of $230.66 per share for a total purchase price of $193.1 million. There were no share buybacks in the period subsequent to August 31, 2019 through October 8, 2019. From the inception of the October 30, 2018 share buyback program through October 8, 2019, Cintas has purchased a total of 3.5 million shares of Cintas common stock at an average price of $209.82 for a total purchase price of $736.5 million.

For the three months ended August 31, 2019, Cintas acquired 0.2 million shares of Cintas common stock for employee payroll taxes dues on restricted stock awards that vested during the three months ended August 31, 2019. These shares were acquired at an average price of $260.83 per share for a total purchase price of $63.7 million.

Note 7 - Goodwill, Service Contracts and Other Assets
Changes in the carrying amount of goodwill and service contracts for the three months ended August 31, 2019, by reportable operating segment and All Other, are as follows:

Goodwill (in thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Total

Balance as of June 1, 2019	$2,496,402	$243,459	$102,580	$2,842,441
Goodwill acquired	—	164	3,022	3,186
Foreign currency translation	3,675	296	15	3,986
Balance as of August 31, 2019	$2,500,077	$243,919	$105,617	$2,849,613

Service Contracts (in thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Total

Balance as of June 1, 2019	$445,016	$23,380	$26,199	$494,595
Service contracts acquired	—	325	1,133	1,458
Service contracts amortization	(11,783)	(970)	(1,378)	(14,131)
Foreign currency translation	1,030	25	—	1,055
Balance as of August 31, 2019	$434,263	$22,760	$25,954	$482,977

Information regarding Cintas’ service contracts and other assets is as follows:

	As of August 31, 2019
(In thousands)	Carrying Amount	Accumulated Amortization	Net

Service contracts	$931,682	$448,705	$482,977

Capitalized contract costs (1)	$301,854	$89,840	$212,014
Noncompete and consulting agreements	42,494	40,740	1,754
Other	50,684	19,387	31,297
Total other assets	$395,032	$149,967	$245,065

	As of May 31, 2019
(In thousands)	Carrying Amount	Accumulated Amortization	Net

Service contracts	$928,635	$434,040	$494,595

Capitalized contract costs (2)	$277,016	$71,062	$205,954
Noncompete and consulting agreements	42,308	40,524	1,784
Other	50,306	17,729	32,577
Total other assets	$369,630	$129,315	$240,315

(1)	The current portion of capitalized contract costs, included in prepaid expenses and other current assets on the consolidated condensed balance sheet as of August 31, 2019, is $71.3 million.

(2)	The current portion of capitalized contract costs, included in prepaid expenses and other current assets on the consolidated condensed balance sheet as of May 31, 2019, is $69.6 million.

Amortization expense for service contracts and other assets for continuing operations was $34.6 million and $33.0 million for the three months ended August 31, 2019 and 2018, respectively. The estimated future amortization expense for service contracts and other assets, excluding any future acquisitions and commissions to be earned, as of August 31, 2019 is as follows:

Fiscal Year (In thousands)

2020 (remaining nine months)	$100,846
2021	120,954
2022	109,078
2023	90,379
2024	79,144
Thereafter	274,800
Total future amortization expense	$775,201

Note 8 - Debt, Derivatives and Hedging Activities
Cintas' outstanding debt is summarized as follows:

(In thousands)	Interest Rate		Fiscal Year Issued	Fiscal Year Maturity	August 31, 2019	May 31, 2019

Debt due within one year
Commercial paper	2.36%	(1)	2020	2020	$139,000	$112,500
Term loan	2.88%	(1)	2019	2020	200,000	200,000
Debt issuance costs					(224)	(236)
Total debt due within one year					$338,776	$312,264

Debt due after one year
Senior notes	4.30%		2012	2022	$250,000	$250,000
Senior notes	2.90%		2017	2022	650,000	650,000
Senior notes	3.25%		2013	2023	300,000	300,000
Senior notes (2)	2.78%		2013	2023	51,576	51,684
Senior notes (3)	3.11%		2015	2025	51,889	51,973
Senior notes	3.70%		2017	2027	1,000,000	1,000,000
Senior notes	6.15%		2007	2037	250,000	250,000
Debt issuance costs					(15,408)	(16,150)
Total debt due after one year					$2,538,057	$2,537,507

(1)	Variable rate debt instrument. The rate presented is the variable borrowing rate at August 31, 2019.

(2)
Cintas assumed these senior notes with the acquisition of G&K Services, Inc. (G&K) in the fourth quarter of fiscal 2017, and they were recorded at fair value. The interest rate shown above is the effective interest rate. The principal amount of these notes is $50.0 million with a stated interest rate of 3.73%.

(3)
Cintas assumed these senior notes with the acquisition of G&K in the fourth quarter of fiscal 2017, and they were recorded at fair value. The interest rate shown above is the effective interest rate. The principal amount of these notes is $50.0 million with a stated interest rate of 3.88%.

Cintas' senior notes, excluding the G&K senior notes assumed with the acquisition of G&K in fiscal 2017 and term loan, are recorded at cost, net of debt issuance costs. The fair value of the long-term debt is estimated using Level 2 inputs based on general market prices. The carrying value and fair value of Cintas' debt as of August 31, 2019 were $2,889.0 million and $3,115.0 million, respectively, and as of May 31, 2019 were $2,866.2 million and $2,998.7 million, respectively. During the three months ended August 31, 2019, Cintas issued $26.5 million, net of commercial paper.

The credit agreement that supports our commercial paper program was amended and restated on May 24, 2019. The amendment increased the capacity of the revolving credit facility from $600.0 million to $1.0 billion and created a new term loan of $200.0 million. The credit agreement has an accordion feature that provides Cintas the ability to request increases to the borrowing commitments under either the revolving credit facility or the term loan of up to $250.0 million in the aggregate, subject to customary conditions. The maturity date of the revolving credit facility is May 23, 2024, and the maturity date of the term loan in May 23, 2020, which can be extended 12 months, annually, for up to four years. As of August 31, 2019 and May 31, 2019 there was $139.0 million and $112.5 million of commercial paper outstanding with maturity dates less than 30 days and with a weighted average interest rates of 2.36% and 2.68%, respectively. There were no borrowings on our revolving credit facility as of August 31, 2019 and May 31, 2019.

Cintas uses interest rate locks to manage our overall interest expense as interest rate locks effectively change the interest rate of specific debt issuances. The interest rate locks are entered into to protect against unfavorable movements in the benchmark treasury rate related to forecasted debt issuances. Cintas used interest rate lock agreements to hedge against movements in the treasury rates at the time Cintas issued its senior notes in fiscal 2007, fiscal 2012, fiscal 2013 and fiscal 2017. The amortization of the cash flow hedges resulted in a decrease to other comprehensive income of $0.3 million for both the three months ended August 31, 2019 and 2018. During fiscal 2019, Cintas entered into interest rate lock agreements with a notional value of $500.0 million for a forecasted debt issuance. As of August 31, 2019 and May 31, 2019, the fair value of these interest rate locks was a liability of $76.1 million and $36.4 million, respectively, and were recorded in long-term accrued liabilities and in other comprehensive income, net of tax. These interest rate locks had no impact on net income or cash flows from continuing operations for the three months ended August 31, 2019 or 2018.

Cintas has certain covenants related to debt agreements. These covenants limit Cintas’ ability to incur certain liens, to engage in sale-leaseback transactions and to merge, consolidate or sell all or substantially all of Cintas’ assets. These covenants also require Cintas to maintain certain debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) and interest coverage ratios. Cross-default provisions exist between certain debt instruments. If a default of a significant covenant were to occur, the default could result in an acceleration of the maturity of the indebtedness, impair liquidity and limit the ability to raise future capital. As of August 31, 2019, Cintas was in compliance with all debt covenants.

Note 9 - Income Taxes
In the normal course of business, Cintas provides for uncertain tax positions and the related interest and adjusts its unrecognized tax benefits and accrued interest accordingly. As of August 31, 2019 and May 31, 2019, recorded unrecognized tax benefits were $38.6 million and $37.3 million, respectively, and are included in long-term accrued liabilities on the consolidated condensed balance sheet.

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

All U.S. federal income tax returns are closed to audit through fiscal 2015. Cintas is currently in various audits in certain foreign jurisdictions and certain domestic states. The years under foreign and domestic state audits cover fiscal years back to 2013. Based on the resolution of the various audits and other potential regulatory developments, it is reasonably possible that the balance of unrecognized tax benefits would not change for the fiscal year ending May 31, 2020.

Cintas’ effective tax rate for continuing operations was 10.1% and 12.0% for the three months ended August 31, 2019 and 2018, respectively. Both periods were impacted by certain discrete items (primarily the tax accounting for stock-based compensation).

Note 10 - Pension Plans
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
The components of net periodic benefit cost are summarized as follows:

	Three Months Ended
(In thousands)	August 31, 2019	August 31, 2018

Interest cost	$720	$781
Expected return on assets	(740)	(721)
Net periodic benefit cost	$(20)	$60

Note 11 - Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss), net of tax:

(In thousands)	Foreign Currency	Unrealized Loss on Interest Rate Hedges	Other	Total

Balance at June 1, 2019	$(15,022)	$(18,389)	$(5,741)	$(39,152)
Other comprehensive income (loss) before reclassifications	6,724	(29,903)	—	(23,179)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(295)	—	(295)
Net current period other comprehensive income (loss)	6,724	(30,198)	—	(23,474)
Cumulative effect of change in accounting principle (1)	—	2,058	(83)	1,975
Balance at August 31, 2019	$(8,298)	$(46,529)	$(5,824)	$(60,651)

(1)	See new accounting pronouncements in Note 1 entitled Basis of Presentation for more information.

(In thousands)	Foreign Currency	Unrealized Income on Interest Rate Hedges	Other	Total

Balance at June 1, 2018	$6,550	$10,449	$(656)	$16,343
Other comprehensive loss before reclassifications	(3,019)	(3,168)	—	(6,187)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(295)	—	(295)
Net current period other comprehensive loss	(3,019)	(3,463)	—	(6,482)
Balance at August 31, 2018	$3,531	$6,986	$(656)	$9,861

The following table summarizes the reclassifications out of accumulated other comprehensive income (loss):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line in the Consolidated Condensed Statements of Income
	Three Months Ended
(In thousands)	August 31, 2019	August 31, 2018

Amortization of interest rate locks	$474	$474	Interest expense
Tax expense	(179)	(179)	Income taxes
Amortization of interest rate locks, net of tax	$295	$295	Net income

Note 12 - Segment Information
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

Cintas evaluates the performance of each operating segment based on several factors of which the primary financial measures are operating segment revenue and income before income taxes. The accounting policies of the operating segments are the same as those described in Note 1 entitled Basis of Presentation. Information related to the operations of Cintas’ operating segments is set forth below:

(In thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Corporate (1)	Total

As of and for the three months ended August 31, 2019
Revenue	$1,454,527	$172,090	$184,522	$—	$1,811,139
Income (loss) before income taxes	$269,011	$24,769	$12,366	$(27,159)	$278,987
Total assets	$6,607,453	$536,652	$416,282	$101,513	$7,661,900

As of and for the three months ended August 31, 2018
Revenue	$1,374,938	$153,417	$169,620	$—	$1,697,975
Income (loss) before income taxes	$231,534	$21,983	$11,711	$(23,808)	$241,420
Total assets	$6,298,849	$486,965	$383,034	$118,356	$7,287,204

(1) Corporate assets include cash and marketable securities in all periods.

Note 13 - G&K Services, Inc. Integration Expenses
As a result of the acquisition of G&K in fiscal 2017, the Company incurred $4.9 million in expenses during the three months ended August 31, 2018, which represented integration expenses directly related to the acquisition, primarily facility closure expenses. No such costs were incurred during the three months ended August 31, 2019.

As of August 31, 2019 and May 31, 2019, employee termination benefits included in accrued compensation and related liabilities on the consolidated condensed balance sheet was $2.7 million and $2.8 million, respectively. The amount of employee termination benefits paid during the three months ended August 31, 2019 and 2018 was $0.1 million and $2.4 million, respectively. We anticipate the remaining accrued employee termination benefits will be paid by the end of this fiscal year.

Note 14 - Supplemental Guarantor Information
Cintas Corporation No. 2 (Corp. 2) is the indirectly, wholly-owned principal operating subsidiary of Cintas. Corp. 2 is the issuer of the $139.0 million aggregate principal amount of commercial paper, term loan of $200.0 million and the $2,550.0 million aggregate principal amount of senior notes outstanding as of August 31, 2019, which are unconditionally guaranteed, jointly and severally, by Cintas Corporation and certain wholly-owned, direct and indirect domestic subsidiaries.

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

Consolidating Condensed Income Statement
Three Months Ended August 31, 2019
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Uniform rental and facility services	$—	$1,158,891	$190,735	$105,394	$(493)	$1,454,527
Other	—	582,976	97	23,246	(249,707)	356,612
Equity in net income of affiliates	250,812	—	—	—	(250,812)	—
Total revenue	250,812	1,741,867	190,832	128,640	(501,012)	1,811,139

Costs and expenses (income):
Cost of uniform rental and facility services	—	621,881	111,734	65,595	(30,534)	768,676
Cost of other	—	403,484	(22,677)	17,699	(205,185)	193,321
Selling and administrative expenses	—	599,403	(84,257)	34,454	(6,604)	542,996
Operating income	250,812	117,099	186,032	10,892	(258,689)	306,146

Interest (income) expense	—	(150)	1	(14)	1	(162)
Interest expense (income)	—	27,360	(53)	14	—	27,321

Income before income taxes	250,812	89,889	186,084	10,892	(258,690)	278,987
Income taxes	—	8,201	16,978	3,021	(25)	28,175
Net income	$250,812	$81,688	$169,106	$7,871	$(258,665)	$250,812

Consolidating Condensed Income Statement
Three Months Ended August 31, 2018
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Uniform rental and facility services	$—	$1,139,129	$183,163	$99,683	$(47,037)	$1,374,938
Other	—	491,290	43	24,332	(192,628)	323,037
Equity in net income of affiliates	212,547	—	—	—	(212,547)	—
Total revenue	212,547	1,630,419	183,206	124,015	(452,212)	1,697,975

Costs and expenses (income):
Cost of uniform rental and facility services	—	643,741	109,550	64,013	(70,851)	746,453
Cost of other	—	341,333	(22,029)	18,142	(160,636)	176,810
Selling and administrative expenses	—	544,910	(64,621)	34,363	(10,018)	504,634
G&K Services, Inc. integration expenses	—	2,676	1,863	311	—	4,850
Operating income	212,547	97,759	158,443	7,186	(210,707)	265,228

Interest income	—	(209)	(272)	(16)	1	(496)
Interest expense (income)	—	24,661	(362)	5	—	24,304

Income before income taxes	212,547	73,307	159,077	7,197	(210,708)	241,420
Income taxes	—	10,663	16,044	2,187	(21)	28,873
Income from continuing operations	212,547	62,644	143,033	5,010	(210,687)	212,547

Loss from discontinued operations, net of tax	(32)	(32)	—	—	32	(32)

Net income	$212,515	$62,612	$143,033	$5,010	$(210,655)	$212,515

Consolidating Condensed Statement of Comprehensive Income
Three Months Ended August 31, 2019
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$250,812	$81,688	$169,106	$7,871	$(258,665)	$250,812

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	6,724	—	—	6,724	(6,724)	6,724
Change in fair value of interest rate lock agreements	(29,903)	(29,903)	—	—	29,903	(29,903)
Amortization of interest rate lock agreements	(295)	(295)	—	—	295	(295)

Other comprehensive (loss) income	(23,474)	(30,198)	—	6,724	23,474	(23,474)

Comprehensive income	$227,338	$51,490	$169,106	$14,595	$(235,191)	$227,338

Consolidating Condensed Statement of Comprehensive Income
Three Months Ended August 31, 2018
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$212,515	$62,612	$143,033	$5,010	$(210,655)	$212,515

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(3,019)	—	—	(3,019)	3,019	(3,019)
Change in fair value of interest rate lock agreements	(3,168)	(3,168)	—	—	3,168	(3,168)
Amortization of interest rate lock agreements	(295)	(295)	—	—	295	(295)

Other comprehensive loss	(6,482)	(3,463)	—	(3,019)	6,482	(6,482)

Comprehensive income	$206,033	$59,149	$143,033	$1,991	$(204,173)	$206,033

Consolidating Condensed Balance Sheet
As of August 31, 2019
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$61,965	$14,788	$25,378	$—	$102,131
Accounts receivable, net	—	734,268	113,838	69,429	—	917,535
Inventories, net	—	287,373	28,178	20,739	—	336,290
Uniforms and other rental items in service	—	657,277	91,592	61,534	(14,216)	796,187
Prepaid expenses and other current assets	—	82,635	35,907	19,133	—	137,675
Total current assets	—	1,823,518	284,303	196,213	(14,216)	2,289,818

Property and equipment, net	—	958,285	367,853	96,213	—	1,422,351

Investments (1)	321,083	3,588,963	981,713	1,718,870	(6,401,642)	208,987
Goodwill	—	—	2,589,592	260,133	(112)	2,849,613
Service contracts, net	—	416,583	—	66,394	—	482,977
Operating lease right-of-use assets, net	—	133,401	13,904	15,784	—	163,089
Other assets, net	2,264,376	216,985	5,606,035	1,507	(7,843,838)	245,065
	$2,585,459	$7,137,735	$9,843,400	$2,355,114	$(14,259,808)	$7,661,900

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$(465,247)	$(2,099,057)	$2,818,307	$(54,052)	$37,291	$237,242
Accrued compensation and related liabilities	—	59,152	31,311	8,737	—	99,200
Accrued liabilities	—	86,128	290,891	18,397	—	395,416
Income taxes, current	—	235	14,236	(5,233)	—	9,238
Operating lease liabilities, current	—	34,255	4,320	4,435	—	43,010
Debt due within one year	—	338,776	—	—	—	338,776
Total current liabilities	(465,247)	(1,580,511)	3,159,065	(27,716)	37,291	1,122,882

Long-term liabilities:
Debt due after one year	—	2,538,057	—	—	—	2,538,057
Deferred income taxes	—	306,142	99,774	30,839	—	436,755
Operating lease liabilities	—	103,847	10,093	11,744	—	125,684
Accrued liabilities	—	156,466	214,977	16,373	—	387,816
Total long-term liabilities	—	3,104,512	324,844	58,956	—	3,488,312

Total shareholders’ equity	3,050,706	5,613,734	6,359,491	2,323,874	(14,297,099)	3,050,706
	$2,585,459	$7,137,735	$9,843,400	$2,355,114	$(14,259,808)	$7,661,900

(1)	Investments include inter-company investment activity. Corp 2 and Subsidiary Guarantors hold $19.6 million and $189.4 million, respectively, of the $209.0 million consolidated net investments.

Consolidating Condensed Balance Sheet
As of May 31, 2019
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$54,963	$13,151	$28,531	$—	$96,645
Accounts receivable, net	—	719,914	121,803	68,403	—	910,120
Inventories, net	—	278,666	35,081	20,842	—	334,589
Uniforms and other rental items in service	—	645,862	90,458	60,061	(12,248)	784,133
Income taxes, current	—	(9,728)	11,722	5,481	—	7,475
Prepaid expenses and other current assets	—	81,117	20,334	1,867	—	103,318
Total current assets	—	1,770,794	292,549	185,185	(12,248)	2,236,280

Property and equipment, net	—	948,830	369,006	112,849	—	1,430,685

Investments (1)	321,083	3,589,234	964,802	1,716,870	(6,399,643)	192,346
Goodwill	—	—	2,586,406	256,147	(112)	2,842,441
Service contracts, net	—	427,437	—	67,158	—	494,595
Other assets, net	2,216,391	211,102	5,424,413	1,716	(7,613,307)	240,315
	$2,537,474	$6,947,397	$9,637,176	$2,339,925	$(14,025,310)	$7,436,662

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$(465,247)	$(2,090,954)	$2,793,558	$(48,769)	$37,432	$226,020
Accrued compensation and related liabilities	—	117,404	26,870	11,235	—	155,509
Accrued liabilities	—	84,296	328,267	21,377	—	433,940
Debt due within one year	—	312,264	—	—	—	312,264
Total current liabilities	(465,247)	(1,576,990)	3,148,695	(16,157)	37,432	1,127,733

Long-term liabilities:
Debt due after one year	—	2,537,507	—	—	—	2,537,507
Deferred income taxes	—	307,334	100,162	30,683	—	438,179
Accrued liabilities	—	116,469	197,934	16,119	—	330,522
Total long-term liabilities	—	2,961,310	298,096	46,802	—	3,306,208

Total shareholders’ equity	3,002,721	5,563,077	6,190,385	2,309,280	(14,062,742)	3,002,721
	$2,537,474	$6,947,397	$9,637,176	$2,339,925	$(14,025,310)	$7,436,662

(1)	Investments include inter-company investment activity. Corp 2 and Subsidiary Guarantors hold $19.8 million and $172.5 million, respectively, of the $192.3 million consolidated net investments.

Consolidating Condensed Statement of Cash Flows
Three Months Ended August 31, 2019
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated
Cash flows from operating activities:
Net income	$250,812	$81,688	$169,106	$7,871	$(258,665)	$250,812
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	—	37,056	16,032	3,638	—	56,726
Amortization of intangible assets and capitalized contract costs	—	31,949	1,279	2,040	—	35,268
Stock-based compensation	40,395	—	—	—	—	40,395
Deferred income taxes	—	8,652	(382)	(360)	—	7,910
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	—	(14,317)	7,965	(284)	—	(6,636)
Inventories, net	—	(8,686)	7,359	(399)	—	(1,726)
Uniforms and other rental items in service	—	(11,416)	(1,135)	(722)	1,968	(11,305)
Prepaid expenses and other current assets and capitalized contract costs	—	(26,355)	(15,462)	(111)	—	(41,928)
Accounts payable	—	(8,103)	28,923	(7,322)	(141)	13,357
Accrued compensation and related liabilities	—	(58,252)	2,120	(2,586)	—	(58,718)
Accrued liabilities and other	—	5,833	(27,074)	(2,841)	—	(24,082)
Income taxes, current	—	(9,493)	25,974	347	—	16,828
Net cash provided by (used in) operating activities	291,207	28,556	214,705	(729)	(256,838)	276,901

Cash flows from investing activities:
Capital expenditures	—	(46,605)	(14,916)	(3,222)	—	(64,743)
Redemptions (purchases) of investments	—	271	(9,662)	—	—	(9,391)
Acquisitions of businesses, net of cash acquired	—	(3,896)	—	—	—	(3,896)
Other, net	(72,292)	3,368	(188,490)	467	256,838	(109)
Net cash used in investing activities	(72,292)	(46,862)	(213,068)	(2,755)	256,838	(78,139)

Cash flows from financing activities:
Issuance of commercial paper, net	—	26,500	—	—	—	26,500
Proceeds from exercise of stock-based compensation awards	37,915	—	—	—	—	37,915
Repurchase of common stock	(256,830)	—	—	—	—	(256,830)
Other, net	—	(1,192)	—	—	—	(1,192)
Net cash (used in) provided by financing activities	(218,915)	25,308	—	—	—	(193,607)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	331	—	331

Net increase (decrease) in cash and cash equivalents	—	7,002	1,637	(3,153)	—	5,486
Cash and cash equivalents at beginning of period	—	54,963	13,151	28,531	—	96,645
Cash and cash equivalents at end of period	$—	$61,965	$14,788	$25,378	$—	$102,131

Consolidating Condensed Statement of Cash Flows
Three Months Ended August 31, 2018
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Cash flows from operating activities:
Net income	$212,515	$62,612	$143,033	$5,010	$(210,655)	$212,515
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	—	33,866	15,427	3,452	—	52,745
Amortization of intangible assets and capitalized contract costs	—	30,156	1,278	2,116	—	33,550
Stock-based compensation	46,172	—	—	—	—	46,172
Deferred income taxes	—	5,388	2,122	1,512	—	9,022
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	—	(12,891)	3,381	(5,541)	—	(15,051)
Inventories, net	—	(37,207)	2,700	660	(782)	(34,629)
Uniforms and other rental items in service	—	(10,800)	(7,904)	(2,936)	(1,379)	(23,019)
Prepaid expenses and other current assets and capitalized contract costs	—	(25,060)	(21,838)	(32)	—	(46,930)
Accounts payable	—	41,784	(37,657)	(4,758)	302	(329)
Accrued compensation and related liabilities	—	(41,910)	(10,982)	(3,294)	—	(56,186)
Accrued liabilities and other	—	2,305	(26,295)	(3,566)	—	(27,556)
Income taxes, current	—	5,022	8,474	(815)	—	12,681
Net cash provided by (used in) operating activities	258,687	53,265	71,739	(8,192)	(212,514)	162,985

Cash flows from investing activities:
Capital expenditures	—	(43,966)	(17,979)	(2,583)	—	(64,528)
Proceeds from redemption of marketable securities	—	1,554	4	—	—	1,558
Acquisitions of businesses, net of cash acquired	—	(7,613)	—	—	—	(7,613)
Other, net	(146,731)	(4,048)	(65,509)	2,582	213,504	(202)
Net cash used in investing activities	(146,731)	(54,073)	(83,484)	(1)	213,504	(70,785)

Cash flows from financing activities:
Proceeds from exercise of stock-based compensation awards	27,512	—	—	—	—	27,512
Repurchase of common stock	(139,468)	—	—	—	—	(139,468)
Other, net	—	2,909	—	(2,471)	(990)	(552)
Net cash (used in) provided by financing activities	(111,956)	2,909	—	(2,471)	(990)	(112,508)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(60)	—	(60)

Net increase (decrease) in cash and cash equivalents	—	2,101	(11,745)	(10,724)	—	(20,368)
Cash and cash equivalents at beginning of period	—	44,499	60,310	33,915	—	138,724
Cash and cash equivalents at end of period	$—	$46,600	$48,565	$23,191	$—	$118,356

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

Results of Operations
Cintas classifies its business into two reportable operating segments and places the remainder of its operating segments in an All Other category. Cintas’ two reportable operating segments are Uniform Rental and Facility Services and First Aid and Safety Services. The Uniform Rental and Facility Services reportable operating segment consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items. In addition to these rental items, restroom cleaning services and supplies, carpet and tile cleaning services and the sale of items from our catalogs to our customers on route are included within this reportable operating segment. The First Aid and Safety Services reportable operating segment consists of first aid and safety products and services. The remainder of Cintas’ business, which consists of Fire Protection Services and its Uniform Direct Sale business, is included in All Other. These operating segments consist of fire protection products and services and the direct sale of uniforms and related items. Revenue and income before income taxes for the three months ended August 31, 2019 and 2018 for the two reportable operating segments and All Other is presented in Note 12 entitled Segment Information of “Notes to Consolidated Condensed Financial Statements.”

In fiscal 2017, Cintas completed the acquisition of G&K Services, Inc. (G&K). The operations acquired in the acquisition have been integrated into the Uniform Rental and Facility Services operating segment.

Consolidated Results
Three Months Ended August 31, 2019 Compared to Three Months Ended August 31, 2018

Total revenue increased 6.7% for the three months ended August 31, 2019 over the same period in the prior fiscal year, from $1,698.0 million to $1,811.1 million. Revenue increased organically by 8.3% as a result of increased sales volume. Organic growth adjusts for the impact of acquisitions, foreign currency exchange rate fluctuations and workday differences. Total revenue was positively impacted by 0.1% due to acquisitions and negatively impacted by 0.1% due to foreign currency exchange rate fluctuations and 1.6% due to one less workday in the three months ended August 31, 2019, compared to the three months ended August 31, 2018.

Uniform Rental and Facility Services reportable operating segment revenue increased 5.8% for the three months ended August 31, 2019 over the same period in the prior fiscal year, from $1,374.9 million to $1,454.5 million. Revenue increased organically by 7.5%. Revenue growth was negatively impacted by 0.1% due to foreign currency exchange rate fluctuations and 1.6% due to one less workday in the three months ended August 31, 2019, compared to the three months ended August 31, 2018. Revenue growth was a result of new business, the penetration of additional products and services into existing customers and price increases, partially offset by lost business. New business growth resulted from an increase in the number and productivity of sales representatives. Generally, sales productivity improvements are due to increased tenure and improved training, which produce a higher number of products and services sold.

Other revenue, consisting of revenue from the First Aid and Safety Services reportable operating segment and All Other, increased 10.4% for the three months ended August 31, 2019 compared to the same period in the prior fiscal year, from $323.0 million to $356.6 million. Revenue increased organically by 11.7%. Revenue growth was positively impacted by 0.5% due to growth derived through acquisitions primarily in our Fire Protection business, which is included in All Other and our First Aid and Safety Services reportable operating segment. Total revenue was negatively impacted by 0.1% due to foreign currency exchange rate fluctuations and 1.7% due to one less workday in the three months ended August 31, 2019, compared to the three months ended August 31, 2018.

Cost of uniform rental and facility services consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other ancillary items. Cost of uniform rental and facility services increased $22.2 million, or 3.0%, for the three months ended August 31, 2019, compared to the three months ended August 31, 2018. This increase was due to higher Uniform Rental and Facility Services reportable operating segment sales volume.

Cost of other consists primarily of cost of goods sold (predominantly first aid and safety products, uniforms, and fire protection products), delivery expenses and distribution expenses in the First Aid and Safety Services reportable operating segment and All Other. Cost of other increased $16.5 million, or 9.3%, for the three months ended August 31, 2019, compared to the three months ended August 31, 2018. The increase was primarily due to higher sales volume in the First Aid and Safety Services reportable operating segment and All Other.

Selling and administrative expenses increased $38.4 million, or 7.6%, for the three months ended August 31, 2019, compared to the same period in the prior fiscal year. The majority of the increase was due to higher employee-partner related expenses, particularly medical expense.

Operating income was $306.1 million for the three months ended August 31, 2019, compared to $265.2 million for the three months ended August 31, 2018. Operating income was positively impacted by higher sales and lower cost of sales as a percent to revenue for the three months ended August 31, 2019. Operating income in the three months ended August 31, 2018 was negatively impacted by $4.9 million of integration expenses incurred in connection with the G&K acquisition. The after-tax effect of these integration expenses was a negative impact of $0.04 per share on diluted earnings per share.

Net interest expense (interest expense less interest income) was $27.2 million for the three months ended August 31, 2019, compared to $23.8 million for the three months ended August 31, 2018. The increase was primarily due to interest paid on commercial paper borrowings during the three months ended August 31, 2019.

Cintas’ effective tax rate for continuing operations was 10.1% and 12.0% for the three months ended August 31, 2019 and 2018, respectively. The effective tax rate in both periods was impacted by certain discrete items, primarily the tax accounting for stock-based compensation.

Net income from continuing operations for the three months ended August 31, 2019 increased $38.3 million, or 18.0%, compared to the three months ended August 31, 2018. Diluted earnings per share from continuing operations was $2.32 for the three months ended August 31, 2019, which was an increase of 22.8% compared to the same period in the prior fiscal year. Diluted earnings per share from continuing operations increased due to the increase in earnings from continuing operations.

Uniform Rental and Facility Services Reportable Operating Segment
Three Months Ended August 31, 2019 Compared to Three Months Ended August 31, 2018

Uniform Rental and Facility Services reportable operating segment revenue increased from $1,374.9 million to $1,454.5 million, or 5.8%, for the three months ended August 31, 2019, over the same period in the prior fiscal year, and the cost of uniform rental and facility services increased $22.2 million, or 3.0%. Revenue increased organically by 7.5%. The reportable operating segment’s gross margin was $685.9 million, or 47.2% of revenue. The gross margin was 150 basis points higher than the prior fiscal year’s first quarter gross margin of 45.7%. The increase in gross margin as a percent to revenue was driven by the increase in revenue and continuous improvements in process efficiency.

Selling and administrative expenses increased $24.7 million, and increased as a percent of revenue to 28.7%, compared to 28.5% in the first quarter of the prior fiscal year. The increase was primarily due to higher labor and employee-partner related expenses, particularly medical expense, as a percent of revenue.

Income before income taxes increased $37.5 million, or 16.2%, for the Uniform Rental and Facility Services reportable operating segment for the three months ended August 31, 2019 compared to the same period in the prior fiscal year. Income before income taxes was 18.5% of the reportable operating segment’s revenue, which was a 170 basis point increase compared to the first quarter of the prior fiscal year of 16.8%. This increase was primarily due to the increase in sales and gross margin and the elimination of G&K integration expenses.

First Aid and Safety Services Reportable Operating Segment
Three Months Ended August 31, 2019 Compared to Three Months Ended August 31, 2018

First Aid and Safety Services reportable operating segment revenue increased from $153.4 million to $172.1 million, or 12.2%, for the three months ended August 31, 2019 over the same period in the prior fiscal year. Revenue increased organically by 13.8% as a result of increased sales volume. Revenue growth was positively impacted by 0.1% due primarily to growth derived through acquisitions and was negatively impacted by 1.7% due to one less workday in the three months ended August 31, 2019, compared to the three months ended August 31, 2018. Growth was driven by many factors including new business sold by sales representatives, penetration of additional products and services into existing customers and strong customer retention.

Cost of first aid and safety services increased $7.9 million, or 9.8%, for the three months ended August 31, 2019, over the three months ended August 31, 2018, due to higher sales volume. The gross margin as a percent of revenue was 49.0% for the quarter ended August 31, 2019, which was an increase of 110 basis points compared to the gross margin as a percent of revenue of 47.9% in the same period of the prior fiscal year. The increase was driven primarily by improved sourcing, leveraging of existing warehouses and optimization of delivery routes.

Selling and administrative expenses increased $8.0 million, and increased as a percent of revenue to 34.6%, compared to 33.6% in the first quarter of the prior fiscal year. The increase was primarily due to higher labor and employee-partner related expenses, particularly medical expense, as a percent of revenue.

Income before income taxes for the First Aid and Safety Services reportable operating segment increased $2.8 million to $24.8 million for the three months ended August 31, 2019, compared to the same period in the prior fiscal year, due to the previously discussed growth in revenue and improvement in the gross margin percentage. Income before income taxes, at 14.4% of the reportable operating segment’s revenue, was a 10 basis point increase compared to the same quarter of the prior fiscal year due to the reasons previously mentioned.

Liquidity and Capital Resources
The following is a summary of our cash flows and cash and cash equivalents as of and for the three months ended August 31, 2019 and 2018:

(In thousands)	2019	2018

Net cash provided by operating activities	$276,901	$162,985
Net cash used in investing activities	$(78,139)	$(70,785)
Net cash used in financing activities	$(193,607)	$(112,508)

Cash and cash equivalents at the end of the period	$102,131	$118,356

Cash and cash equivalents as of August 31, 2019 and 2018 include $25.4 million and $23.2 million, respectively, that is located outside of the United States.

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

Net cash provided by operating activities was $276.9 million for the three months ended August 31, 2019, an increase of $113.9 million compared to the three months ended August 31, 2018. The increase was primarily the result of increased net income and favorable changes in working capital.

Net cash used in investing activities includes capital expenditures, purchases of marketable securities and investments and cash paid for acquisitions of businesses. Capital expenditures were $64.7 million and $64.5 million for the three months ended August 31, 2019 and 2018, respectively. Capital expenditures in fiscal 2020 primarily relate to expansion efforts in the Uniform Rental and Facility Services reportable operating segment, representing $53.0 million of the current fiscal year amount. Cash paid for acquisitions of businesses was $3.9 million and $7.6 million for the three months ended August 31, 2019 and 2018, respectively. The acquisitions during the three months ended August 31, 2019 occurred in our First Aid and Safety Services reportable operating segment and our Fire Protection business, which is included in All Other. Net cash used in investing activities also includes $9.4 million of investment purchases during the three months ended August 31, 2019 and net proceeds of $1.6 million from purchases and redemptions of marketable securities and investments during the three months ended August 31, 2018.

Net cash used in financing activities was $193.6 million and $112.5 million for the three months ended August 31, 2019 and 2018, respectively. On August 2, 2016, we announced that the Board of Directors authorized a $500.0 million share buyback program, which does not have an expiration date. During the three months ended August 31, 2018, under the August 2, 2016 plan, we purchased a total of 0.4 million shares of Cintas common stock at an average price of $200.97 for a total purchase price of $78.5 million. We completed the August 2, 2016 buyback program in the second quarter of fiscal 2019. On October 30, 2018, we announced that the Board of Directors authorized a new $1.0 billion share buyback program, which does not have an expiration date. During the three months ended August 31, 2019, under this new program, we purchased 0.8 million shares of Cintas common stock at an average price of $230.66 for a total purchase price of $193.1 million. There were no share buybacks subsequent to August 31, 2019 through October 8, 2019, under the October 30, 2018 share buyback program. From the inception of the October 30, 2018 share buyback plan through October 8, 2019, Cintas has purchased a total of 3.5 million shares of Cintas common stock at an average price of $209.82 for a total purchase price of $736.5 million. In addition, for the three months ended August 31, 2019, Cintas acquired 0.2 million shares of Cintas common stock for employee payroll taxes due on restricted stock awards that vested during the three months ended August 31, 2019. These shares were acquired at an average price of $260.83 per share for a total purchase price of $63.7 million.

During the three months ended August 31, 2019, Cintas issued $26.5 million, net of commercial paper borrowings.

The following table summarizes Cintas' outstanding debt:

(In thousands)	Interest Rate		Fiscal Year Issued	Fiscal Year Maturity	August 31, 2019	May 31, 2019

Debt due within one year
Commercial paper	2.36%	(1)	2020	2020	$139,000	$112,500
Term loan	2.88%	(1)	2019	2020	200,000	200,000
Debt issuance costs					(224)	(236)
Total debt due within one year					$338,776	$312,264

Debt due after one year
Senior notes	4.30%		2012	2022	$250,000	$250,000
Senior notes	2.90%		2017	2022	650,000	650,000
Senior notes	3.25%		2013	2023	300,000	300,000
Senior notes (2)	2.78%		2013	2023	51,576	51,684
Senior notes (3)	3.11%		2015	2025	51,889	51,973
Senior notes	3.70%		2017	2027	1,000,000	1,000,000
Senior notes	6.15%		2007	2037	250,000	250,000
Debt issuance costs					(15,408)	(16,150)
Total debt due after one year					$2,538,057	$2,537,507
(1) Variable rate debt instrument. The rate presented is the variable borrowing rate at August 31, 2019.
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
The credit agreement that supports our commercial paper program was amended and restated on May 24, 2019. The amendment increased the capacity of the revolving credit facility from $600.0 million to $1.0 billion and created a new term loan of $200.0 million. The credit agreement has an accordion feature that provides Cintas the ability to request increases to the borrowing commitments under either the revolving credit facility or the term loan of up to $250.0 million in the aggregate, subject to customary conditions. The maturity date of the revolving credit facility is May 23, 2024, and the maturity date of the term loan is May 23, 2020, which can be extended 12 months, annually, for up to four years. As of August 31, 2019, there was $139.0 million of commercial paper outstanding and no borrowings on our revolving credit facility. As of May 31, 2019, there was $112.5 million of commercial paper outstanding and no borrowings on our revolving credit facility.

Cintas has certain covenants related to debt agreements. These covenants limit our ability to incur certain liens, to engage in sale-leaseback transactions and to merge, consolidate or sell all or substantially all of Cintas' assets. These covenants also require Cintas to maintain certain debt to earnings before interest, taxes, depreciation and amortization (EBITDA) and interest coverage ratios. Cross-default provisions exist between certain debt instruments. If a default of a significant covenant were to occur, the default could result in an acceleration of the maturity of the indebtedness, impair liquidity and limit the ability to raise future capital. As of August 31, 2019, Cintas was in compliance with all debt covenants.

Our access to the commercial paper and long-term debt markets has historically provided us with sources of liquidity.  We do not anticipate having difficulty in obtaining financing from those markets in the future in view of our favorable experiences in the debt markets in the recent past. Our ability to continue to access the commercial paper and long-term debt markets on favorable interest rate and other terms will depend, to a significant degree, on the ratings assigned by the credit rating agencies to our indebtedness. As of August 31, 2019, our ratings were as follows:

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

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements. Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “predicts,” “projects,” “plans,” “expects,” “intends,” “target,” “forecast,” “believes,” “seeks,” “could,” “should,” “may” and “will” or the negative versions thereof and similar words, terms and expressions and by the context in which they are used.  Such statements are based upon current expectations of Cintas and speak only as of the date made. You should not place undue reliance on any forward-looking statement.  We cannot guarantee that any forward-looking statement will be realized. These statements are subject to various risks, uncertainties, potentially inaccurate assumptions and other factors that could cause actual results to differ from those set forth in or implied by this Quarterly Report. Factors that might cause such a difference include, but are not limited to, risks inherent with the G&K transaction in the achievement of cost synergies and the timing thereof, including whether the transaction will be accretive and within the expected timeframe and the actual amounts of future integration expenses; the possibility of greater than anticipated operating costs including energy and fuel costs; lower sales volumes; loss of customers due to outsourcing trends; the performance and costs of integration of acquisitions, including G&K; fluctuations in costs of materials and labor including increased medical costs; costs and possible effects of union organizing activities; failure to comply with government regulations concerning employment discrimination, employee pay and benefits and employee health and safety; the effect on operations of exchange rate fluctuations, tariffs and other political, economic and regulatory risks; uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation; the cost, results and ongoing assessment of internal controls for financial reporting required by the Sarbanes-Oxley Act of 2002; the effect of new accounting pronouncements; costs of our SAP system implementation; disruptions caused by the inaccessibility of computer systems data, including cybersecurity risks; the initiation or outcome of litigation, investigations or other proceedings; higher assumed sourcing or distribution costs of products; the disruption of operations from catastrophic or extraordinary events; the amount and timing of repurchases of our common stock, if any; changes in federal and state tax and labor laws; and the reactions of competitors in terms of price and service. Cintas undertakes no obligation to publicly release any revisions to any forward-looking statements or to otherwise update any forward-looking statements whether as a result of new information or to reflect events, circumstances or any other unanticipated developments arising after the date on which such statements are made. A further list and description of risks, uncertainties and other matters can be found in our Annual Report on Form 10-K for the year ended May 31, 2019 and in our reports on Forms 10-Q and 8-K. The risks and uncertainties described herein are not the only ones we may face. Additional risks and uncertainties presently not known to us, or that we currently believe to be immaterial, may also harm our business.

ITEM 3.                  QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

In our normal operations, Cintas has market risk exposure to interest rates. There has been no material change to this market risk exposure to interest rates from that which was previously disclosed on page 31 of our Annual Report on Form 10-K for the year ended May 31, 2019.

Through its foreign operations, Cintas is exposed to foreign currency risk. Foreign currency exposures arise from transactions denominated in a currency other than the functional currency and from foreign currency denominated revenue and profit translated into U.S. dollars. The primary foreign currency to which Cintas is exposed is the Canadian dollar.

ITEM 4.                    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

With the participation of Cintas’ management, including Cintas’ Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, Cintas has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of August 31, 2019.  Based on such evaluation, Cintas’ management, including Cintas’ Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, has concluded that Cintas’ disclosure controls and procedures were effective as of August 31, 2019, in ensuring (i) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is accumulated and communicated to Cintas’ management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Beginning June 1, 2019, we adopted Accounting Standards Update (ASU) 2016-02, “Leases (Topic 842)." As a result, we implemented certain changes to our related internal control activities, including the development of new policies and periodic reviews of lease-related transactions and enhanced contract review requirements and other ongoing monitoring activities. There were no other changes in Cintas’ internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended August 31, 2019, that have materially affected, or are reasonably likely to materially affect, Cintas' internal control over financial reporting.

Part II.  Other Information

ITEM 2.                  UNREGISTERED SALES OF EQUITY
SECURITIES AND USE OF PROCEEDS

Period (In millions, except share and per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan (1)	Maximum approximate dollar value of shares that may yet be purchased under the plan (1)

June 1 - 30, 2019 (2)	838,179	$230.66	837,205	$263.5
July 1 - 31, 2019 (3)	177,328	$261.67	—	$263.5
August 1 - 31, 2019 (4)	66,687	$259.04	—	$263.5
Total	1,082,194	$237.49	837,205	$263.5

(1) On October 30, 2018, Cintas announced that the Board of Directors authorized a $1.0 billion share buyback program, which does not have an expiration date. From the inception of the October 30, 2018 share buyback program through August 31, 2019, Cintas has purchased a total of 3.5 million shares of Cintas common stock at an average price of $209.82 per share for a total purchase price of $736.5 million.
(2) During June 2019, Cintas acquired 974 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $229.51 per share for a total purchase price of $0.2 million.
(3) During July 2019, Cintas acquired 177,328 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $261.67 per share for a total purchase price of $46.4 million.
(4) During August 2019, Cintas acquired 66,687 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $259.04 per share for a total purchase price of $17.3 million.

ITEM 6.                         EXHIBITS

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINTAS CORPORATION
(Registrant)

Date:	October 8, 2019	/s/	J. Michael Hansen

J. Michael Hansen
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)