Form 10-Q
period 2019-11-30
CINTAS CORP
filed 2020-01-09
CIK 723254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	November 30, 2019
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding December 31, 2019
Common Stock, no par value	103,750,798

CINTAS CORPORATION

Part I. Financial Information

ITEM 1.                  FINANCIAL STATEMENTS
CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
(In thousands except per share data)

	Three Months Ended		Six Months Ended
	November 30, 2019	November 30, 2018	November 30, 2019	November 30, 2018
Revenue:
Uniform rental and facility services	$1,469,976	$1,390,778	$2,924,503	$2,765,716
Other	373,773	327,490	730,385	650,527
Total revenue	1,843,749	1,718,268	3,654,888	3,416,243

Costs and expenses:
Cost of uniform rental and facility services	784,937	761,119	1,553,613	1,507,572
Cost of other	206,421	181,991	399,742	358,801
Selling and administrative expenses	517,927	491,671	1,060,923	996,305
G&K Services, Inc. integration expenses	—	7,847	—	12,697

Operating income	334,464	275,640	640,610	540,868

Gain on sale of a cost method investment	—	69,373	—	69,373

Interest income	(283)	(391)	(445)	(887)
Interest expense	26,177	24,880	53,498	49,184

Income before income taxes	308,570	320,524	587,557	561,944
Income taxes	62,127	77,530	90,302	106,403
Income from continuing operations	246,443	242,994	497,255	455,541
(Loss) income from discontinued operations, net of tax benefit of $107, tax expense of $6, tax benefit of $107 and tax benefit of $4, respectively	(323)	19	(323)	(13)
Net income	$246,120	$243,013	$496,932	$455,528

Basic earnings per share:
Continuing operations	$2.35	$2.25	$4.75	$4.21
Discontinued operations	0.00	0.00	0.00	0.00
Basic earnings per share	$2.35	$2.25	$4.75	$4.21

Diluted earnings per share:
Continuing operations	$2.27	$2.18	$4.60	$4.07
Discontinued operations	0.00	0.00	0.00	0.00
Diluted earnings per share	$2.27	$2.18	$4.60	$4.07

Dividends declared per share	$2.55	$2.05	$2.55	$2.05

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	November 30, 2019	November 30, 2018	November 30, 2019	November 30, 2018

Net income	$246,120	$243,013	$496,932	$455,528

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,413	(10,623)	8,137	(13,642)
Change in fair value of interest rate lock agreements	22,761	4,921	(7,142)	1,753
Amortization of interest rate lock agreements	(358)	(294)	(653)	(589)

Other comprehensive income (loss)	23,816	(5,996)	342	(12,478)

Comprehensive income	$269,936	$237,017	$497,274	$443,050

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands except share data)

	November 30, 2019	May 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$226,535	$96,645
Accounts receivable, net	949,122	910,120
Inventories, net	348,304	334,589
Uniforms and other rental items in service	817,859	784,133
Income taxes, current	24,878	7,475
Prepaid expenses and other current assets	123,589	103,318
Total current assets	2,490,287	2,236,280

Property and equipment, net	1,425,584	1,430,685

Investments	218,873	192,346
Goodwill	2,852,801	2,842,441
Service contracts, net	469,933	494,595
Operating lease right-of-use assets, net	169,233	—
Other assets, net	260,626	240,315
	$7,887,337	$7,436,662

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$254,611	$226,020
Accrued compensation and related liabilities	124,349	155,509
Accrued liabilities	674,240	433,940
Operating lease liabilities, current	44,263	—
Debt due within one year	199,788	312,264
Total current liabilities	1,297,251	1,127,733

Long-term liabilities:
Debt due after one year	2,538,606	2,537,507
Deferred income taxes	443,857	438,179
Operating lease liabilities	130,580	—
Accrued liabilities	372,073	330,522
Total long-term liabilities	3,485,116	3,306,208

Shareholders’ equity:
Preferred stock, no par value:	—	—
100,000 shares authorized, none outstanding
Common stock, no par value:	1,066,814	840,328
425,000,000 shares authorized
FY 2020: 186,298,161 shares issued and 103,702,675 shares outstanding
FY 2019: 184,790,626 shares issued and 103,284,401 shares outstanding
Paid-in capital	134,041	227,928
Retained earnings	6,917,310	6,691,236
Treasury stock:	(4,976,360)	(4,717,619)
FY 2020: 82,595,486 shares
FY 2019: 81,506,225 shares
Accumulated other comprehensive loss	(36,835)	(39,152)
Total shareholders’ equity	3,104,970	3,002,721
	$7,887,337	$7,436,662
See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands)

	Common Stock		Paid-In Capital	Retained Earnings	Other Accumulated Comprehensive Loss	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount

Balance at June 1, 2019	184,791	$840,328	$227,928	$6,691,236	$(39,152)	(81,506)	$(4,717,619)	$3,002,721
Net income	—	—	—	250,812	—	—	—	250,812
Comprehensive loss, net of tax	—	—	—	—	(23,474)	—	—	(23,474)
Stock-based compensation	—	—	40,395	—	—	—	—	40,395
Vesting of stock-based compensation awards	605	157,882	(157,882)	—	—	—	—	—
Stock options exercised, net of shares surrendered	557	37,915	—	—	—	—	—	37,915
Repurchase of common stock	—	—	—	—	—	(1,082)	(256,830)	(256,830)
Cumulative effect of change in accounting principle	—	—	—	(2,808)	1,975	—	—	(833)
Balance at August 31, 2019	185,953	$1,036,125	$110,441	$6,939,240	$(60,651)	(82,588)	$(4,974,449)	$3,050,706
Net income	—	—	—	246,120	—	—	—	246,120
Comprehensive income, net of tax	—	—	—	—	23,816	—	—	23,816
Dividends	—	—	—	(268,050)	—	—	—	(268,050)
Stock-based compensation	—	—	29,003	—	—	—	—	29,003
Vesting of stock-based compensation awards	21	5,403	(5,403)	—	—	—	—	—
Stock options exercised, net of shares surrendered	324	25,286	—	—	—	—	—	25,286
Repurchase of common stock	—	—	—	—	—	(7)	(1,911)	(1,911)
Balance at November 30, 2019	186,298	$1,066,814	$134,041	$6,917,310	$(36,835)	(82,595)	$(4,976,360)	$3,104,970

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

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	November 30, 2019	November 30, 2018
Cash flows from operating activities:
Net income	$496,932	$455,528
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	115,367	107,112
Amortization of intangible assets and capitalized contract costs	70,963	67,559
Stock-based compensation	69,398	74,784
Gain on sale of a cost method investment	—	(69,373)
Deferred income taxes	7,632	19,227
Change in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(37,940)	(85,748)
Inventories, net	(13,402)	(53,227)
Uniforms and other rental items in service	(32,744)	(57,684)
Prepaid expenses and other current assets and capitalized contract costs	(68,409)	(58,161)
Accounts payable	28,055	(1,955)
Accrued compensation and related liabilities	(29,326)	(20,969)
Accrued liabilities and other	(17,883)	(15,322)
Income taxes, current	(17,292)	(17,204)
Net cash provided by operating activities	571,351	344,567

Cash flows from investing activities:
Capital expenditures	(126,167)	(137,614)
Purchases of investments	(10,121)	(14,071)
Proceeds from sale of a cost method investment	—	73,342
Proceeds from sale of assets	13,300	—
Acquisitions of businesses, net of cash acquired	(6,582)	(6,580)
Other, net	(2,103)	(1,717)
Net cash used in investing activities	(131,673)	(86,640)

Cash flows from financing activities:
(Payments) issuance of commercial paper, net	(112,500)	173,500
Proceeds from exercise of stock-based compensation awards	63,201	32,612
Repurchase of common stock	(258,741)	(508,129)
Other, net	(1,952)	(5,362)
Net cash used in financing activities	(309,992)	(307,379)

Effect of exchange rate changes on cash and cash equivalents	204	(793)

Net increase (decrease) in cash and cash equivalents	129,890	(50,245)

Cash and cash equivalents at beginning of period	96,645	138,724

Cash and cash equivalents at end of period	$226,535	$88,479
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

Inventories, net are measured at the lower of cost (first-in, first-out) or net realizable value. Inventory is comprised of the following:

(In thousands)	November 30, 2019	May 31, 2019

Raw materials	$15,550	$17,812
Work in process	27,148	28,820
Finished goods	305,606	287,957
	$348,304	$334,589

Inventories are recorded net of reserves for obsolete inventory of $33.8 million and $32.7 million at November 30, 2019 and May 31, 2019, respectively.

New Accounting Pronouncements
Effective June 1, 2019, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2016-02, “Leases (Topic 842)”, using a modified retrospective transition approach. Topic 842 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Topic 842 provided a number of optional practical expedients in transition, and we have determined to use certain of these practical expedients upon our adoption of Topic 842. Specifically, the Company elected the package of practical expedients permitted under Topic 842, which allows a lessee to carryforward their population of existing leases, the classification of each lease, as well as the treatment of initial direct lease costs as of the period of adoption. The Company also elected the practical expedient related to lease and non-lease components, as an accounting policy election for the fleet and vehicle asset class, which allows a lessee to not separate non-lease from lease components and instead account for consideration paid in a contract as a single lease component. In addition, the Company elected the short-term lease recognition exemption for all leases with a term of 12 months or less, which means it will not recognize right-of-use assets or lease liabilities for these leases. The adoption of Topic 842, on June 1, 2019, resulted in the Company recognizing right-of-use assets, net of $168.0 million and corresponding lease liabilities of $173.4 million. The adoption of Topic 842 did not have a material impact on the Company's consolidated condensed statements of income or consolidated condensed statements of cash flows.

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

In April 2019, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 will replace the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In connection with recognizing credit losses on accounts receivable and other financial instruments, Cintas will be required to use a forward-looking expected loss model rather than the incurred loss model. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, with early adoption permitted. The adoption of this standard will be through a cumulative-effect adjustment to retained earnings as of the effective date. Cintas is currently evaluating the impact that ASU 2016-13 will have on its consolidated condensed financial statements.

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminates the two-step process that required identification of potential impairment and a separate measure of the actual impairment. Goodwill impairment charges, if any, would be determined by the difference between a reporting unit's carrying value and its fair value (impairment loss is limited to the carrying value). ASU 2017-04 is effective for annual or any interim goodwill impairment tests beginning after December 15, 2019. The adoption of ASU 2017-04 is not expected to have an impact on the consolidated condensed financial statements.

No other new accounting pronouncement recently issued or newly effective had or is expected to have a material impact on Cintas' consolidated condensed financial statements.

Note 2 - Revenue Recognition
The following table presents Cintas' total revenue disaggregated by service type:

	Three Months Ended				Six Months Ended
	November 30, 2019		November 30, 2018		November 30, 2019		November 30, 2018
(In thousands)	Revenue	%	Revenue	%	Revenue	%	Revenue	%

Uniform Rental and Facility Services	$1,469,976	79.7%	$1,390,778	81.0%	$2,924,503	80.0%	$2,765,716	81.0%
First Aid and Safety Services	169,668	9.2%	153,348	8.9%	341,758	9.4%	306,765	9.0%
Fire Protection Services	106,735	5.8%	96,183	5.6%	216,861	5.9%	194,292	5.7%
Uniform Direct Sales	97,370	5.3%	77,959	4.5%	171,766	4.7%	149,470	4.3%
Total revenue	$1,843,749	100.0%	$1,718,268	100.0%	$3,654,888	100.0%	$3,416,243	100.0%

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

Revenue recorded is presented net of sales and other taxes we collect on behalf of governmental authorities. Shipping and handling costs charged to customers are treated as fulfillment activities and are recorded in both revenue and cost of sales at the time control is transferred to the customer. Certain of our customer contracts, primarily within our Uniform Direct Sales business, include pricing terms and conditions that include components of variable consideration. The variable consideration is typically in the form of consideration paid to a customer based on performance metrics specified within the contract. Specifically, some contracts contain discounts or rebates that the customer can earn through the achievement of specified volume levels. Each component of variable consideration is earned based on the Company's actual performance during the measurement period specified within the contract. To determine the transaction price, the Company estimates the variable consideration using the most likely amount method, based on the specific contract provisions and known performance results during the relevant measurement period. When determining if variable consideration should be constrained, the Company considers whether factors outside its control could result in a significant reversal of revenue. In making these assessments, the Company considers the likelihood and magnitude of a potential reversal. The Company's performance period generally corresponds with the monthly invoice period. No constraints on our revenue recognition were applied during the three or six months ended November 30, 2019 or 2018. The Company reassesses these estimates during each reporting period. Cintas maintains a liability for these discounts and rebates within accrued liabilities on the consolidated condensed balance sheets. Variable consideration also includes consideration paid to a customer at the beginning of a contract. Cintas capitalizes this consideration and amortizes it over the life of the contract as a reduction to revenue in accordance with Accounting Standards Codification (ASC) Topic 606, Revenue (ASC 606). These assets are included in other assets, net on the consolidated condensed balance sheet.

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

Costs to Obtain a Contract
The Company capitalizes commission expenses paid to our employee-partners when the commissions are deemed to be incremental for obtaining the route servicing customer contract. The deferred commissions are amortized on a straight-line basis over the expected period of benefit. We review the deferred commission balances for impairment on an ongoing basis. Deferred commissions are classified as current or noncurrent based on the timing of when we expect to recognize the expense. The current portion is included in prepaid expenses and other current assets and the noncurrent portion is included in other assets, net on the Company's consolidated condensed balance sheets. As of November 30, 2019, the current and noncurrent assets related to deferred commissions totaled $74.9 million and $216.1 million, respectively. As of May 31, 2019, the current and noncurrent assets related to deferred commissions totaled $69.6 million and $206.0 million, respectively. We recorded amortization expense related to deferred commissions of $19.2 million and $17.6 million during the three months ended November 30, 2019 and 2018, respectively. During the six months ended November 30, 2019 and 2018, we recorded amortization expense related to deferred commissions of $38.0 million and $34.7 million, respectively. These expenses are classified in selling and administrative expense on the consolidated condensed statements of income.

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

Operating lease costs, including short-term lease expense and variable lease costs, which were immaterial in each period, were $17.7 million and $34.9 million, respectively, for the three and six months ended November 30, 2019.

The following table provides supplemental information related to the Company's consolidated condensed statement of cash flows for the six months ended November 30, 2019:

(In thousands)	November 30, 2019

Cash paid for amounts included in the measurement of operating lease liabilities	$24,927
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$24,770

Other information related to the operating lease right-of-use assets, net and operating lease liabilities was as follows:

November 30, 2019

Weighted-average remaining lease term - operating leases	5.35 years
Weighted-average discount rate - operating leases	2.71%

The contractual future minimum lease payments of Cintas' operating lease liabilities by fiscal year are as follows as of November 30, 2019:

(In thousands)

2020 (remaining six months)	$24,836
2021	44,642
2022	35,528
2023	27,414
2024	18,313
Thereafter	37,869
Total payments	188,602
Less interest	(13,759)
Total present value of lease payments	$174,843

Note 4 - Fair Value Measurements
All financial instruments that are measured at fair value on a recurring basis (at least annually) have been classified within the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the consolidated condensed balance sheet date. These financial instruments measured at fair value on a recurring basis are summarized below:

	As of November 30, 2019
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$226,535	$—	$—	$226,535
Other assets, net:
Interest rate lock agreements	—	12,241	—	12,241
Total assets at fair value	$226,535	$12,241	$—	$238,776

Long-term accrued liabilities:
Interest rate lock agreements	$—	$58,274	$—	$58,274
Total liabilities at fair value	$—	$58,274	$—	$58,274

	As of May 31, 2019
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$96,645	$—	$—	$96,645
Total assets at fair value	$96,645	$—	$—	$96,645

Long-term accrued liabilities:
Interest rate lock agreements	$—	$36,393	$—	$36,393
Total liabilities at fair value	$—	$36,393	$—	$36,393

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

Interest, realized gains and losses and declines in value determined to be other than temporary on available-for-sale securities are included in interest income or expense. The cost of the securities sold is based on the specific identification method. There were no outstanding marketable securities as of November 30, 2019 or May 31, 2019.

The fair values of outstanding interest rate lock agreements are included in other assets, net, as of November 30, 2019 and long-term accrued liabilities at both November 30, 2019 and May 31, 2019. The fair values of Cintas' interest rate lock agreements are based on similar exchange traded derivatives (market approach) and are, therefore, included within Level 2 of the fair value hierarchy. The fair value was determined by comparing the locked rates against the benchmarked treasury rate. No other amounts included in other assets, net or long-term accrued liabilities are recorded at fair value.

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

Note 5 - Investments
Investments at November 30, 2019 of $218.9 million include the cash surrender value of insurance policies of $196.6 million, equity method investments of $19.1 million and cost method investments of $3.2 million. Investments at May 31, 2019 of $192.3 million include the cash surrender value of insurance policies of $170.5 million, equity method investments of $18.6 million and cost method investments of $3.2 million. Investments are generally evaluated for impairment on an annual basis or when indicators of impairment exist. For the three and six months ended November 30, 2019 and 2018, no impairment losses were recorded.

During the three months ended November 30, 2018, Cintas sold a cost method investment to a third party. Proceeds from the one-time sale were $73.3 million, which resulted in a pre-tax gain of $69.4 million.

Note 6 - Earnings Per Share
The following tables set forth the computation of basic and diluted earnings per share from continuing operations using the two-class method for amounts attributable to Cintas’ common shares:

	Three Months Ended		Six Months Ended
Basic Earnings per Share from Continuing Operations (in thousands except per share data)	November 30, 2019	November 30, 2018	November 30, 2019	November 30, 2018

Income from continuing operations	$246,443	$242,994	$497,255	$455,541
Less: income from continuing operations allocated to participating securities	2,425	3,376	4,904	6,308
Income from continuing operations available to common shareholders	$244,018	$239,618	$492,351	$449,233
Basic weighted average common shares outstanding	103,959	106,475	103,638	106,652

Basic earnings per share from continuing operations	$2.35	$2.25	$4.75	$4.21

	Three Months Ended		Six Months Ended
Diluted Earnings per Share from Continuing Operations (in thousands except per share data)	November 30, 2019	November 30, 2018	November 30, 2019	November 30, 2018

Income from continuing operations	$246,443	$242,994	$497,255	$455,541
Less: income from continuing operations allocated to participating securities	2,425	3,376	4,904	6,308
Income from continuing operations available to common shareholders	$244,018	$239,618	$492,351	$449,233
Basic weighted average common shares outstanding	103,959	106,475	103,638	106,652
Effect of dilutive securities – employee stock options	3,376	3,399	3,476	3,605
Diluted weighted average common shares outstanding	107,335	109,874	107,114	110,257

Diluted earnings per share from continuing operations	$2.27	$2.18	$4.60	$4.07

For the three and six months ended November 30, 2019 and 2018, both basic and diluted earnings per share from discontinued operations rounded to zero.

For the three months ended November 30, 2019 and 2018, options granted to purchase 0.2 million and 0.4 million shares of Cintas common stock, respectively, were excluded from the computation of diluted earnings per share. For the six months ended November 30, 2019 and 2018, options granted to purchase 0.3 million and 0.4 million shares of Cintas common stock, respectively, were excluded from the computation of diluted earnings per share. The exercise prices of these options were greater than the average market price of the common stock (anti-dilutive).
On October 30, 2018, Cintas announced that the Board of Directors authorized a $1.0 billion share buyback program, which does not have an expiration date. There were no share buybacks for the three months ended November 30, 2019. For the six months ended November 30, 2019, we purchased 0.8 million shares of Cintas common stock at an average price of $230.66 per share for a total purchase price of $193.1 million. Additionally, on October 29, 2019, we announced that the Board of Directors authorized a new $1.0 billion share buyback program, which does not have an expiration date. There have been no share buybacks under this new share buyback program. There were no share buybacks in the period subsequent to November 30, 2019, through January 9, 2020, under either share buyback program. From the inception of the October 30, 2018 share buyback program through January 9, 2020, Cintas has purchased a total of 3.5 million shares of Cintas common stock at an average price of $209.82 for a total purchase price of $736.5 million.

For the three months ended November 30, 2019, Cintas acquired less than 0.1 million shares of Cintas common stock for employee payroll taxes due on restricted stock awards that vested during the three months ended November 30, 2019. These shares were acquired at an average price of $259.17 per share for a total purchase price of $0.3 million. During the six months ended November 30, 2019, Cintas acquired 0.3 million shares of Cintas common stock for employee payroll taxes due on restricted stock awards that vested during the six months ended November 30, 2019. These shares were acquired at an average price of $260.89 per share for a total purchase price of $65.7 million.

Note 7 - Goodwill, Service Contracts and Other Assets
Changes in the carrying amount of goodwill and service contracts for the six months ended November 30, 2019, by reportable operating segment and All Other, are as follows:

Goodwill (in thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Total

Balance as of June 1, 2019	$2,496,402	$243,459	$102,580	$2,842,441
Goodwill acquired	—	164	5,624	5,788
Foreign currency translation	4,219	339	14	4,572
Balance as of November 30, 2019	$2,500,621	$243,962	$108,218	$2,852,801

Service Contracts (in thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Total

Balance as of June 1, 2019	$445,016	$23,380	$26,199	$494,595
Service contracts acquired	—	325	2,049	2,374
Service contracts amortization	(23,551)	(1,940)	(2,759)	(28,250)
Foreign currency translation	1,185	29	—	1,214
Balance as of November 30, 2019	$422,650	$21,794	$25,489	$469,933

Information regarding Cintas’ service contracts and other assets is as follows:

	As of November 30, 2019
(In thousands)	Carrying Amount	Accumulated Amortization	Net

Service contracts	$932,833	$462,900	$469,933

Capitalized contract costs (1)	$325,160	$109,055	$216,105
Noncompete and consulting agreements	42,687	40,937	1,750
Other	63,780	21,009	42,771
Total other assets	$431,627	$171,001	$260,626

	As of May 31, 2019
(In thousands)	Carrying Amount	Accumulated Amortization	Net

Service contracts	$928,635	$434,040	$494,595

Capitalized contract costs (2)	$277,016	$71,062	$205,954
Noncompete and consulting agreements	42,308	40,524	1,784
Other	50,306	17,729	32,577
Total other assets	$369,630	$129,315	$240,315

(1)	The current portion of capitalized contract costs, included in prepaid expenses and other current assets on the consolidated condensed balance sheet as of November 30, 2019, is $74.9 million.

(2)	The current portion of capitalized contract costs, included in prepaid expenses and other current assets on the consolidated condensed balance sheet as of May 31, 2019, is $69.6 million.

Amortization expense for service contracts and other assets for continuing operations was $35.3 million and $33.3 million for the three months ended November 30, 2019 and 2018, respectively. For the six months ended November 30, 2019 and 2018, amortization expense for service contracts and other assets for continuing operations was $69.9 million and $66.2 million, respectively. The estimated future amortization expense for service contracts and other assets, excluding any future acquisitions and commissions to be earned, as of November 30, 2019 is as follows:

Fiscal Year (In thousands)

2020 (remaining six months)	$68,366
2021	125,140
2022	113,263
2023	94,309
2024	82,990
Thereafter	284,200
Total future amortization expense	$768,268

Note 8 - Debt, Derivatives and Hedging Activities
Cintas' outstanding debt is summarized as follows:

(In thousands)	Interest Rate		Fiscal Year Issued	Fiscal Year Maturity	November 30, 2019	May 31, 2019

Debt due within one year
Commercial paper	2.68%	(1)	2019	2020	$—	$112,500
Term loan	2.44%	(2)	2019	2020	200,000	200,000
Debt issuance costs					(212)	(236)
Total debt due within one year					$199,788	$312,264

Debt due after one year
Senior notes	4.30%		2012	2022	$250,000	$250,000
Senior notes	2.90%		2017	2022	650,000	650,000
Senior notes	3.25%		2013	2023	300,000	300,000
Senior notes (3)	2.78%		2013	2023	51,467	51,684
Senior notes (4)	3.11%		2015	2025	51,805	51,973
Senior notes	3.70%		2017	2027	1,000,000	1,000,000
Senior notes	6.15%		2007	2037	250,000	250,000
Debt issuance costs					(14,666)	(16,150)
Total debt due after one year					$2,538,606	$2,537,507

(1)	Variable rate debt instrument. The rate presented is the variable borrowing rate at May 31, 2019

(2)	Variable rate debt instrument. The rate presented is the variable borrowing rate at November 30, 2019.

(3)
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

Cintas' senior notes, excluding the G&K senior notes assumed with the acquisition of G&K in fiscal 2017 and term loan, are recorded at cost, net of debt issuance costs. The fair value of the long-term debt is estimated using Level 2 inputs based on general market prices. The carrying value and fair value of Cintas' debt as of November 30, 2019 were $2,750.0 million and $2,954.3 million, respectively, and as of May 31, 2019 were $2,866.2 million and $2,998.7 million, respectively. During the six months ended November 30, 2019, Cintas paid a net total of $112.5 million of commercial paper.

The credit agreement that supports our commercial paper program was amended and restated on May 24, 2019. The amendment increased the capacity of the revolving credit facility from $600.0 million to $1.0 billion and created a new term loan of $200.0 million. The credit agreement has an accordion feature that provides Cintas the ability to request increases to the borrowing commitments under either the revolving credit facility or the term loan of up to $250.0 million in the aggregate, subject to customary conditions. The maturity date of the revolving credit facility is May 23, 2024, and the maturity date of the term loan in May 23, 2020, which can be extended 12 months, annually, for up to four years. As of November 30, 2019, there was no commercial paper outstanding and no borrowings on our revolving credit facility. As of May 31, 2019, there was $112.5 million of commercial paper outstanding with maturity dates less than 30 days and with a weighted average interest rate of 2.68% and no borrowings on our revolving credit facility.

Cintas uses interest rate locks to manage our overall interest expense as interest rate locks effectively change the interest rate of specific debt issuances. The interest rate locks are entered into to protect against unfavorable movements in the benchmark treasury rate related to forecasted debt issuances. Cintas used interest rate lock agreements to hedge against movements in the treasury rates at the time Cintas issued its senior notes in fiscal 2007, fiscal 2012, fiscal 2013 and fiscal 2017. The amortization of the cash flow hedges resulted in a decrease to other comprehensive income of $0.4 million and $0.3 million for the three months ended November 30, 2019 and 2018, respectively. For the six months ended November 30, 2019 and 2018, the amortization of the cash flow hedges resulted in a decrease to other comprehensive income of $0.7 million and $0.6 million, respectively. During the three months ended November 30, 2019, Cintas entered into interest rate lock agreements with a notional value of $700.0 million for a forecasted debt issuance. As of November 30, 2019, the fair values of these interest rate locks were an asset of $12.2 million and were recorded in other assets, net and in other comprehensive income, net of tax. During fiscal 2019, Cintas entered into interest rate lock agreements with a notional value of $500.0 million for a forecasted debt issuance. As of November 30, 2019 and May 31, 2019, the fair values of these interest rate locks were a liability of $58.3 million and $36.4 million, respectively and were recorded in long-term accrued liabilities and in other comprehensive income, net of tax. These interest rate locks had no impact on net income or cash flows from continuing operations for the three and six months ended November 30, 2019 or 2018.

Cintas has certain covenants related to debt agreements. These covenants limit Cintas’ ability to incur certain liens, to engage in sale-leaseback transactions and to merge, consolidate or sell all or substantially all of Cintas’ assets. These covenants also require Cintas to maintain certain debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) and interest coverage ratios. Cross-default provisions exist between certain debt instruments. If a default of a significant covenant were to occur, the default could result in an acceleration of the maturity of the indebtedness, impair liquidity and limit the ability to raise future capital. As of November 30, 2019, Cintas was in compliance with all debt covenants.

Note 9 - Income Taxes
In the normal course of business, Cintas provides for uncertain tax positions and the related interest and adjusts its unrecognized tax benefits and accrued interest accordingly. As of November 30, 2019 and May 31, 2019, recorded unrecognized tax benefits were $34.7 million and $37.3 million, respectively, and are included in long-term accrued liabilities on the consolidated condensed balance sheet.

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

Cintas’ effective tax rate for continuing operations was 20.1% and 24.2% for the three months ended November 30, 2019 and 2018, respectively. For the six months ended November 30, 2019 and 2018, Cintas' effective tax rate for continuing operations was 15.4% and 18.9%, respectively. The effective tax rate for all periods were impacted by certain discrete items (primarily the tax accounting for stock-based compensation).

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
The components of net periodic benefit cost are summarized as follows:

	Three Months Ended		Six Months Ended
(In thousands)	November 30, 2019	November 30, 2018	November 30, 2019	November 30, 2018

Interest cost	$721	$781	$1,441	$1,562
Expected return on assets	(741)	(720)	(1,481)	(1,441)
Net periodic benefit cost	$(20)	$61	$(40)	$121

Note 11 - Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss), net of tax:

(In thousands)	Foreign Currency	Unrealized Loss on Interest Rate Hedges	Other	Total

Balance at June 1, 2019	$(15,022)	$(18,389)	$(5,741)	$(39,152)
Other comprehensive income (loss) before reclassifications	6,724	(29,903)	—	(23,179)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(295)	—	(295)
Net current period other comprehensive income (loss)	6,724	(30,198)	—	(23,474)
Cumulative effect of change in accounting principle (1)	—	2,058	(83)	1,975
Balance at August 31, 2019	(8,298)	(46,529)	(5,824)	(60,651)
Other comprehensive income before reclassifications	1,413	22,761	—	24,174
Amounts reclassified from accumulated other comprehensive income (loss)	—	(358)	—	(358)
Net current period other comprehensive income	1,413	22,403	—	23,816
Balance at November 30, 2019	$(6,885)	$(24,126)	$(5,824)	$(36,835)

(1)	See new accounting pronouncements in Note 1 entitled Basis of Presentation for more information.

(In thousands)	Foreign Currency	Unrealized Income on Interest Rate Hedges	Other	Total

Balance at June 1, 2018	$6,550	$10,449	$(656)	$16,343
Other comprehensive loss before reclassifications	(3,019)	(3,168)	—	(6,187)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(295)	—	(295)
Net current period other comprehensive loss	(3,019)	(3,463)	—	(6,482)
Balance at August 31, 2018	3,531	6,986	(656)	9,861
Other comprehensive (loss) income before reclassifications	(10,623)	4,921	—	(5,702)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(294)	—	(294)
Net current period other comprehensive (loss) income	(10,623)	4,627	—	(5,996)
Balance at November 30, 2018	$(7,092)	$11,613	$(656)	$3,865

The following table summarizes the reclassifications out of accumulated other comprehensive income (loss):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line in the Consolidated Condensed Statements of Income
	Three Months Ended		Six Months Ended
(In thousands)	November 30, 2019	November 30, 2018	November 30, 2019	November 30, 2018

Amortization of interest rate locks	$474	$474	$948	$948	Interest expense
Tax expense	(116)	(180)	(295)	(359)	Income taxes
Amortization of interest rate locks, net of tax	$358	$294	$653	$589	Net income

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

Cintas evaluates the performance of each operating segment based on several factors of which the primary financial measures are operating segment revenue and income before income taxes. The accounting policies of the operating segments are the same as those described in Note 1 entitled Basis of Presentation. Information related to the operations of Cintas’ operating segments is set forth below:

(In thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Corporate (1)	Total

For the three months ended November 30, 2019
Revenue	$1,469,976	$169,668	$204,105	$—	$1,843,749
Income (loss) before income taxes	$286,360	$24,640	$23,464	$(25,894)	$308,570

For the three months ended November 30, 2018
Revenue	$1,390,778	$153,348	$174,142	$—	$1,718,268
Income before income taxes	$242,891	$21,328	$11,421	$44,884	$320,524

As of and for the six months ended November 30, 2019
Revenue	$2,924,503	$341,758	$388,627	$—	$3,654,888
Income (loss) before income taxes	$555,371	$49,409	$35,830	$(53,053)	$587,557
Total assets	$6,699,166	$537,740	$423,896	$226,535	$7,887,337

As of and for the six months ended November 30, 2018
Revenue	$2,765,716	$306,765	$343,762	$—	$3,416,243
Income before income taxes	$474,425	$43,311	$23,132	$21,076	$561,944
Total assets	$6,438,400	$495,054	$383,150	$88,479	$7,405,083

(1) Corporate assets include cash and marketable securities in all periods.
Note 13 - G&K Services, Inc. Integration Expenses
As a result of the acquisition of G&K in fiscal 2017, the Company incurred $7.8 million and $12.7 million in expenses during the three and six months ended November 31, 2018, respectively, which represented integration expenses directly related to the acquisition, primarily facility closure expenses. No such costs were incurred during the three or six months ended November 30, 2019.

As of November 30, 2019 and May 31, 2019, employee termination benefits included in accrued compensation and related liabilities on the consolidated condensed balance sheet was $2.5 million and $2.8 million, respectively. The amount of employee termination benefits paid during the three and six months ended November 30, 2019 was $0.2 million and $0.3 million, respectively. During the three and six months ended November 30, 2018, the amount of employee termination benefits paid was $0.9 million and $3.3 million, respectively. We anticipate the remaining accrued employee termination benefits will be paid by the end of this fiscal year.

Note 14 - Supplemental Guarantor Information
Cintas Corporation No. 2 (Corp. 2) is the indirectly, wholly-owned principal operating subsidiary of Cintas. Corp. 2 is the obligor for the term loan of $200.0 million and the $2,550.0 million aggregate principal amount of senior notes outstanding as of November 30, 2019, which are unconditionally guaranteed, jointly and severally, by Cintas Corporation and certain wholly-owned, direct and indirect domestic subsidiaries.

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

Consolidating Condensed Income Statement
Three Months Ended November 30, 2019
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Uniform rental and facility services	$—	$1,167,960	$194,468	$108,195	$(647)	$1,469,976
Other	—	606,540	171	24,360	(257,298)	373,773
Equity in net income of affiliates	246,443	—	—	—	(246,443)	—
Total revenue	246,443	1,774,500	194,639	132,555	(504,388)	1,843,749

Costs and expenses (income):
Cost of uniform rental and facility services	—	635,235	112,505	69,362	(32,165)	784,937
Cost of other	—	427,776	(26,862)	18,954	(213,447)	206,421
Selling and administrative expenses	—	591,422	(99,163)	32,740	(7,072)	517,927
Operating income	246,443	120,067	208,159	11,499	(251,704)	334,464

Interest income	—	(157)	(108)	(20)	2	(283)
Interest expense (income)	—	26,264	(87)	—	—	26,177

Income before income taxes	246,443	93,960	208,354	11,519	(251,706)	308,570
Income taxes	—	18,660	40,652	2,851	(36)	62,127
Income from continuing operations	246,443	75,300	167,702	8,668	(251,670)	246,443

Loss from discontinued operations, net of tax	(323)	(323)	—	—	323	(323)

Net income	$246,120	$74,977	$167,702	$8,668	$(251,347)	$246,120

Consolidating Condensed Income Statement
Three Months Ended November 30, 2018
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Uniform rental and facility services	$—	$1,134,118	$182,876	$101,830	$(28,046)	$1,390,778
Other	—	522,081	50	25,918	(220,559)	327,490
Equity in net income of affiliates	242,994	—	—	—	(242,994)	—
Total revenue	242,994	1,656,199	182,926	127,748	(491,599)	1,718,268

Costs and expenses (income):
Cost of uniform rental and facility services	—	640,859	111,555	65,316	(56,611)	761,119
Cost of other	—	375,764	(27,133)	19,319	(185,959)	181,991
Selling and administrative expenses	—	536,276	(68,617)	32,559	(8,547)	491,671
G&K Services, Inc. integration expenses	—	5,973	1,270	604	—	7,847
Operating income	242,994	97,327	165,851	9,950	(240,482)	275,640

Gain on sale of a cost method investment	—	—	69,373	—	—	69,373

Interest income	—	(294)	(93)	(5)	1	(391)
Interest expense (income)	—	25,046	(173)	7	—	24,880

Income before income taxes	242,994	72,575	235,490	9,948	(240,483)	320,524
Income taxes	—	19,166	55,788	2,613	(37)	77,530
Income from continuing operations	242,994	53,409	179,702	7,335	(240,446)	242,994

Income from discontinued operations, net of tax	19	19	—	—	(19)	19

Net income	$243,013	$53,428	$179,702	$7,335	$(240,465)	$243,013

Consolidating Condensed Income Statement
Six Months Ended November 30, 2019
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Uniform rental and facility services	$—	$2,326,851	$385,203	$213,589	$(1,140)	$2,924,503
Other	—	1,189,516	268	47,606	(507,005)	730,385
Equity in net income of affiliates	497,255	—	—	—	(497,255)	—
Total revenue	497,255	3,516,367	385,471	261,195	(1,005,400)	3,654,888

Costs and expenses (income):
Cost of uniform rental and facility services	—	1,257,116	224,239	134,957	(62,699)	1,553,613
Cost of other	—	831,260	(49,539)	36,653	(418,632)	399,742
Selling and administrative expenses	—	1,190,825	(183,420)	67,194	(13,676)	1,060,923
Operating income	497,255	237,166	394,191	22,391	(510,393)	640,610

Interest income	—	(307)	(107)	(34)	3	(445)
Interest expense (income)	—	53,624	(140)	14	—	53,498

Income before income taxes	497,255	183,849	394,438	22,411	(510,396)	587,557
Income taxes	—	26,861	57,630	5,872	(61)	90,302
Income from continuing operations	497,255	156,988	336,808	16,539	(510,335)	497,255

Loss from discontinued operations, net of tax	(323)	(323)	—	—	323	(323)

Net income	$496,932	$156,665	$336,808	$16,539	$(510,012)	$496,932

Consolidating Condensed Income Statement
Six Months Ended November 30, 2018
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Uniform rental and facility services	$—	$2,273,247	$366,039	$201,513	$(75,083)	$2,765,716
Other	—	1,013,371	93	50,250	(413,187)	650,527
Equity in net income of affiliates	455,541	—	—	—	(455,541)	—
Total revenue	455,541	3,286,618	366,132	251,763	(943,811)	3,416,243

Costs and expenses (income):
Cost of uniform rental and facility services	—	1,284,600	221,105	129,329	(127,462)	1,507,572
Cost of other	—	717,097	(49,162)	37,461	(346,595)	358,801
Selling and administrative expenses	—	1,081,186	(133,238)	66,922	(18,565)	996,305
G&K Services, Inc. integration expenses	—	8,649	3,133	915	—	12,697
Operating income	455,541	195,086	324,294	17,136	(451,189)	540,868

Gain on sale of a cost method investment	—	—	69,373	—	—	69,373

Interest income	—	(503)	(365)	(21)	2	(887)
Interest expense (income)	—	49,707	(535)	12	—	49,184

Income before income taxes	455,541	145,882	394,567	17,145	(451,191)	561,944
Income taxes	—	29,829	71,832	4,800	(58)	106,403
Income from continuing operations	455,541	116,053	322,735	12,345	(451,133)	455,541

Loss from discontinued operations, net of tax	(13)	(13)	—	—	13	(13)

Net income	$455,528	$116,040	$322,735	$12,345	$(451,120)	$455,528

Consolidating Condensed Statement of Comprehensive Income
Three Months Ended November 30, 2019
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$246,120	$74,977	$167,702	$8,668	$(251,347)	$246,120

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,413	—	—	1,413	(1,413)	1,413
Change in fair value of interest rate lock agreements	22,761	22,761	—	—	(22,761)	22,761
Amortization of interest rate lock agreements	(358)	(358)	—	—	358	(358)

Other comprehensive income	23,816	22,403	—	1,413	(23,816)	23,816

Comprehensive income	$269,936	$97,380	$167,702	$10,081	$(275,163)	$269,936

Consolidating Condensed Statement of Comprehensive Income
Three Months Ended November 30, 2018
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$243,013	$53,428	$179,702	$7,335	$(240,465)	$243,013

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(10,623)	—	—	(10,623)	10,623	(10,623)
Change in fair value of interest rate lock agreements	4,921	4,921	—	—	(4,921)	4,921
Amortization of interest rate lock agreements	(294)	(294)	—	—	294	(294)

Other comprehensive (loss) income	(5,996)	4,627	—	(10,623)	5,996	(5,996)

Comprehensive income (loss)	$237,017	$58,055	$179,702	$(3,288)	$(234,469)	$237,017

Consolidating Condensed Statement of Comprehensive Income
Six Months Ended November 30, 2019
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$496,932	$156,665	$336,808	$16,539	$(510,012)	$496,932

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	8,137	—	—	8,137	(8,137)	8,137
Change in fair value of interest rate lock agreements	(7,142)	(7,142)	—	—	7,142	(7,142)
Amortization of interest rate lock agreements	(653)	(653)	—	—	653	(653)

Other comprehensive income (loss)	342	(7,795)	—	8,137	(342)	342

Comprehensive income	$497,274	$148,870	$336,808	$24,676	$(510,354)	$497,274

Consolidating Condensed Statement of Comprehensive Income
Six Months Ended November 30, 2018
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$455,528	$116,040	$322,735	$12,345	$(451,120)	$455,528

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(13,642)	—	—	(13,642)	13,642	(13,642)
Change in fair value of interest rate lock agreements	1,753	1,753	—	—	(1,753)	1,753
Amortization of interest rate lock agreements	(589)	(589)	—	—	589	(589)

Other comprehensive (loss) income	(12,478)	1,164	—	(13,642)	12,478	(12,478)

Comprehensive income (loss)	$443,050	$117,204	$322,735	$(1,297)	$(438,642)	$443,050

Consolidating Condensed Balance Sheet
As of November 30, 2019
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$50,716	$127,948	$47,871	$—	$226,535
Accounts receivable, net	—	744,116	133,546	71,460	—	949,122
Inventories, net	—	297,396	29,796	21,112	—	348,304
Uniforms and other rental items in service	—	677,309	92,726	63,349	(15,525)	817,859
Income taxes, current	—	3,831	15,457	5,590	—	24,878
Prepaid expenses and other current assets	—	85,738	35,962	1,889	—	123,589
Total current assets	—	1,859,106	435,435	211,271	(15,525)	2,490,287

Property and equipment, net	—	968,662	357,032	99,890	—	1,425,584

Investments (1)	321,083	3,589,691	990,871	1,697,996	(6,380,768)	218,873
Goodwill	—	—	2,592,194	260,719	(112)	2,852,801
Service contracts, net	—	405,201	—	64,732	—	469,933
Operating lease right-of-use assets, net	—	141,697	12,905	14,631	—	169,233
Other assets, net	2,318,640	233,167	5,847,006	1,298	(8,139,485)	260,626
	$2,639,723	$7,197,524	$10,235,443	$2,350,537	$(14,535,890)	$7,887,337

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$(465,247)	$(1,998,351)	$2,753,017	$(72,014)	$37,206	$254,611
Accrued compensation and related liabilities	—	77,493	36,653	10,203	—	124,349
Accrued liabilities	—	78,371	580,340	15,529	—	674,240
Operating lease liabilities, current	—	35,402	4,533	4,328	—	44,263
Debt due within one year	—	199,788	—	—	—	199,788
Total current liabilities	(465,247)	(1,607,297)	3,374,543	(41,954)	37,206	1,297,251

Long-term liabilities:
Debt due after one year	—	2,538,606	—	—	—	2,538,606
Deferred income taxes	—	311,326	101,464	31,067	—	443,857
Operating lease liabilities	—	110,833	9,010	10,737	—	130,580
Accrued liabilities	—	132,109	223,232	16,732	—	372,073
Total long-term liabilities	—	3,092,874	333,706	58,536	—	3,485,116

Total shareholders’ equity	3,104,970	5,711,947	6,527,194	2,333,955	(14,573,096)	3,104,970
	$2,639,723	$7,197,524	$10,235,443	$2,350,537	$(14,535,890)	$7,887,337

(1)	Investments include inter-company investment activity. Corp 2 and Subsidiary Guarantors hold $20.3 million and $198.6 million, respectively, of the $218.9 million consolidated net investments.

Consolidating Condensed Balance Sheet
As of May 31, 2019
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$54,963	$13,151	$28,531	$—	$96,645
Accounts receivable, net	—	719,914	121,803	68,403	—	910,120
Inventories, net	—	278,666	35,081	20,842	—	334,589
Uniforms and other rental items in service	—	645,862	90,458	60,061	(12,248)	784,133
Income taxes, current	—	(9,728)	11,722	5,481	—	7,475
Prepaid expenses and other current assets	—	81,117	20,334	1,867	—	103,318
Total current assets	—	1,770,794	292,549	185,185	(12,248)	2,236,280

Property and equipment, net	—	948,830	369,006	112,849	—	1,430,685

Investments (1)	321,083	3,589,234	964,802	1,716,870	(6,399,643)	192,346
Goodwill	—	—	2,586,406	256,147	(112)	2,842,441
Service contracts, net	—	427,437	—	67,158	—	494,595
Other assets, net	2,216,391	211,102	5,424,413	1,716	(7,613,307)	240,315
	$2,537,474	$6,947,397	$9,637,176	$2,339,925	$(14,025,310)	$7,436,662

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$(465,247)	$(2,090,954)	$2,793,558	$(48,769)	$37,432	$226,020
Accrued compensation and related liabilities	—	117,404	26,870	11,235	—	155,509
Accrued liabilities	—	84,296	328,267	21,377	—	433,940
Debt due within one year	—	312,264	—	—	—	312,264
Total current liabilities	(465,247)	(1,576,990)	3,148,695	(16,157)	37,432	1,127,733

Long-term liabilities:
Debt due after one year	—	2,537,507	—	—	—	2,537,507
Deferred income taxes	—	307,334	100,162	30,683	—	438,179
Accrued liabilities	—	116,469	197,934	16,119	—	330,522
Total long-term liabilities	—	2,961,310	298,096	46,802	—	3,306,208

Total shareholders’ equity	3,002,721	5,563,077	6,190,385	2,309,280	(14,062,742)	3,002,721
	$2,537,474	$6,947,397	$9,637,176	$2,339,925	$(14,025,310)	$7,436,662

(1)	Investments include inter-company investment activity. Corp 2 and Subsidiary Guarantors hold $19.8 million and $172.5 million, respectively, of the $192.3 million consolidated net investments.

Consolidating Condensed Statement of Cash Flows
Six Months Ended November 30, 2019
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated
Cash flows from operating activities:
Net income	$496,932	$156,665	$336,808	$16,539	$(510,012)	$496,932
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	—	75,691	32,499	7,177	—	115,367
Amortization of intangible assets and capitalized contract costs	—	64,325	2,559	4,079	—	70,963
Stock-based compensation	69,398	—	—	—	—	69,398
Deferred income taxes	—	6,490	1,309	(167)	—	7,632
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	—	(24,190)	(11,743)	(2,007)	—	(37,940)
Inventories, net	—	(18,709)	6,042	(735)	—	(13,402)
Uniforms and other rental items in service	—	(31,448)	(2,268)	(2,305)	3,277	(32,744)
Prepaid expenses and other current assets and capitalized contract costs	—	(52,765)	(15,629)	(15)	—	(68,409)
Accounts payable	—	92,602	(65,280)	959	(226)	28,055
Accrued compensation and related liabilities	—	(39,911)	9,298	1,287	—	(29,326)
Accrued liabilities and other	—	3,820	(18,688)	(3,015)	—	(17,883)
Income taxes, current	—	(13,559)	(3,732)	(1)	—	(17,292)
Net cash provided by operating activities	566,330	219,011	271,175	21,796	(506,961)	571,351

Cash flows from investing activities:
Capital expenditures	—	(95,361)	(20,584)	(10,222)	—	(126,167)
Purchases of investments	—	(457)	(9,664)	—	—	(10,121)
Proceeds from sale of assets	—	—	—	13,300	—	13,300
Acquisitions of businesses, net of cash acquired	—	(6,582)	—	—	—	(6,582)
Other, net	(370,790)	(6,406)	(126,130)	(5,738)	506,961	(2,103)
Net cash used in investing activities	(370,790)	(108,806)	(156,378)	(2,660)	506,961	(131,673)

Cash flows from financing activities:
Payments of commercial paper, net	—	(112,500)	—	—	—	(112,500)
Proceeds from exercise of stock-based compensation awards	63,201	—	—	—	—	63,201
Repurchase of common stock	(258,741)	—	—	—	—	(258,741)
Other, net	—	(1,952)	—	—	—	(1,952)
Net cash used in financing activities	(195,540)	(114,452)	—	—	—	(309,992)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	204	—	204

Net (decrease) increase in cash and cash equivalents	—	(4,247)	114,797	19,340	—	129,890
Cash and cash equivalents at beginning of period	—	54,963	13,151	28,531	—	96,645
Cash and cash equivalents at end of period	$—	$50,716	$127,948	$47,871	$—	$226,535

Consolidating Condensed Statement of Cash Flows
Six Months Ended November 30, 2018
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Cash flows from operating activities:
Net income	$455,528	$116,040	$322,735	$12,345	$(451,120)	$455,528
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	—	68,929	31,274	6,909	—	107,112
Amortization of intangible assets and capitalized contract costs	—	61,044	2,339	4,176	—	67,559
Stock-based compensation	74,784	—	—	—	—	74,784
Gain on sale of a cost method investment	—	—	(69,373)	—	—	(69,373)
Deferred income taxes	—	10,865	5,519	2,843	—	19,227
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	—	(52,953)	(20,151)	(10,183)	(2,461)	(85,748)
Inventories, net	—	(52,989)	3,546	(2,153)	(1,631)	(53,227)
Uniforms and other rental items in service	—	(39,481)	(11,051)	(7,152)	—	(57,684)
Prepaid expenses and other current assets and capitalized contract costs	—	(52,392)	(5,570)	(199)	—	(58,161)
Accounts payable	—	(98,465)	90,324	6,502	(316)	(1,955)
Accrued compensation and related liabilities	—	(16,186)	(6,468)	1,685	—	(20,969)
Accrued liabilities and other	—	(1,908)	(9,983)	(3,431)	—	(15,322)
Income taxes, current	—	(5,329)	(7,109)	(4,766)	—	(17,204)
Net cash provided by (used in) operating activities	530,312	(62,825)	326,032	6,576	(455,528)	344,567

Cash flows from investing activities:
Capital expenditures	—	(92,461)	(37,357)	(7,796)	—	(137,614)
Purchases of investments	—	(466)	(13,605)	—	—	(14,071)
Proceeds from sale of a cost method investment	—	—	73,342	—	—	73,342
Acquisitions of businesses, net of cash acquired	—	(6,580)	—	—	—	(6,580)
Other, net	(54,795)	(2,534)	(398,963)	(953)	455,528	(1,717)
Net cash used in investing activities	(54,795)	(102,041)	(376,583)	(8,749)	455,528	(86,640)

Cash flows from financing activities:
Issuance of commercial paper, net	—	173,500	—	—	—	173,500
Proceeds from exercise of stock-based compensation awards	32,612	—	—	—	—	32,612
Repurchase of common stock	(508,129)	—	—	—	—	(508,129)
Other, net	—	(5,362)	—	—	—	(5,362)
Net cash (used in) provided by financing activities	(475,517)	168,138	—	—	—	(307,379)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(793)	—	(793)

Net increase (decrease) in cash and cash equivalents	—	3,272	(50,551)	(2,966)	—	(50,245)
Cash and cash equivalents at beginning of period	—	44,499	60,310	33,915	—	138,724
Cash and cash equivalents at end of period	$—	$47,771	$9,759	$30,949	$—	$88,479

ITEM 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Business Strategy
Cintas helps more than one million businesses of all types and sizes, primarily in North America, as well as Latin America, Europe and Asia, get Ready™ to open their doors with confidence every day by providing a wide range of products and services that enhance our customers’ image and help keep their facilities and employees clean, safe and looking their best. With products and services including uniforms, mats, mops, restroom supplies, first aid and safety products, fire extinguishers and testing, and training and compliance courses, Cintas helps customers get Ready for the Workday™.

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

Results of Operations
Cintas classifies its business into two reportable operating segments and places the remainder of its operating segments in an All Other category. Cintas’ two reportable operating segments are Uniform Rental and Facility Services and First Aid and Safety Services. The Uniform Rental and Facility Services reportable operating segment consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items. In addition to these rental items, restroom cleaning services and supplies, carpet and tile cleaning services and the sale of items from our catalogs to our customers on route are included within this reportable operating segment. The First Aid and Safety Services reportable operating segment consists of first aid and safety products and services. The remainder of Cintas’ business, which consists of Fire Protection Services and its Uniform Direct Sale business, is included in All Other. These operating segments consist of fire protection products and services and the direct sale of uniforms and related items. Revenue and income before income taxes for the three and six months ended November 30, 2019 and 2018 for the two reportable operating segments and All Other is presented in Note 12 entitled Segment Information of “Notes to Consolidated Condensed Financial Statements.”

In fiscal 2017, Cintas completed the acquisition of G&K Services, Inc. (G&K). The operations acquired in the acquisition have been integrated into the Uniform Rental and Facility Services reportable operating segment.

Consolidated Results
Three Months Ended November 30, 2019 Compared to Three Months Ended November 30, 2018

Total revenue increased 7.3% for the three months ended November 30, 2019 over the same period in the prior fiscal year, from $1,718.3 million to $1,843.7 million. Revenue also increased organically by 7.3% as a result of increased sales volume. Organic growth adjusts for the impact of acquisitions and foreign currency exchange rate fluctuations.

Total revenue was positively impacted by 0.1% due to acquisitions and negatively impacted by 0.1% due to foreign currency exchange rate fluctuations.

Uniform Rental and Facility Services reportable operating segment revenue increased 5.7% for the three months ended November 30, 2019 over the same period in the prior fiscal year, from $1,390.8 million to $1,470.0 million. Revenue increased organically by 5.8%. Revenue growth was a result of new business, the penetration of additional products and services into existing customers and price increases, partially offset by lost business. New business growth resulted from an increase in the number and productivity of sales representatives. Generally, sales productivity improvements are due to increased tenure and improved training, which produce a higher number of products and services sold. Revenue growth was negatively impacted by 0.1% due to foreign currency exchange rate fluctuations.

Other revenue, consisting of revenue from the First Aid and Safety Services reportable operating segment and All Other, increased 14.1% for the three months ended November 30, 2019, compared to the same period in the prior fiscal year, from $327.5 million to $373.8 million. Revenue increased organically by 13.7%. Revenue growth was positively impacted by 0.4% due to growth derived through acquisitions primarily in our Fire Protection business, which is included in All Other and our First Aid and Safety Services reportable operating segment.

Cost of uniform rental and facility services consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other ancillary items. Cost of uniform rental and facility services increased $23.8 million, or 3.1%, for the three months ended November 30, 2019, compared to the three months ended November 30, 2018. This increase was due to higher Uniform Rental and Facility Services reportable operating segment sales volume.

Cost of other consists primarily of cost of goods sold (predominantly first aid and safety products, uniforms, and fire protection products), delivery expenses and distribution expenses in the First Aid and Safety Services reportable operating segment and All Other. Cost of other increased $24.4 million, or 13.4%, for the three months ended November 30, 2019, compared to the three months ended November 30, 2018. The increase was primarily due to higher sales volume in the First Aid and Safety Services reportable operating segment and All Other.

Selling and administrative expenses increased $26.3 million, but decreased as a percent of revenue to 28.1% for the three months ended November 30, 2019, compared to 28.6% for the same period in the prior fiscal year. The decrease as a percent of revenue was due to efficiencies in labor and employee-partner related expenses.

Operating income was $334.5 million for the three months ended November 30, 2019, compared to $275.6 million for the three months ended November 30, 2018. Operating income was positively impacted by higher sales and lower cost of sales as a percent to revenue for the three months ended November 30, 2019. Operating income in the three months ended November 30, 2018 was negatively impacted by $7.8 million of integration expenses incurred in connection with the G&K acquisition. The after-tax effect of these integration expenses was a negative impact of $0.05 per share on diluted earnings per share.

During the three months ended November 30, 2018, Cintas sold a cost method investment for $73.3 million, resulting in a pre-tax gain of $69.4 million. For the three months ended November 30, 2018, the after-tax effect of the gain represents a positive impact of $0.47 per share on diluted earnings per share.

Net interest expense (interest expense less interest income) was $25.9 million for the three months ended November 30, 2019, compared to $24.5 million for the three months ended November 30, 2018. The increase was primarily due to interest paid on commercial paper borrowings and a term loan during the three months ended November 30, 2019.

Cintas’ effective tax rate for continuing operations was 20.1% and 24.2% for the three months ended November 30, 2019 and 2018, respectively. The effective tax rate in both periods was impacted by certain discrete items, primarily the tax accounting for stock-based compensation.

Net income from continuing operations for the three months ended November 30, 2019 increased $3.4 million, or 1.4%, compared to the three months ended November 30, 2018. Diluted earnings per share from continuing operations was $2.27 for the three months ended November 30, 2019, which was an increase of 4.1% compared to the same period in the prior fiscal year. Diluted earnings per share from continuing operations increased due to the increase in earnings from continuing operations.

Uniform Rental and Facility Services Reportable Operating Segment
Three Months Ended November 30, 2019 Compared to Three Months Ended November 30, 2018

Uniform Rental and Facility Services reportable operating segment revenue increased from $1,390.8 million to $1,470.0 million, or 5.7%, for the three months ended November 30, 2019, over the same period in the prior fiscal year, and the cost of uniform rental and facility services increased $23.8 million, or 3.1%. Revenue increased organically by 5.8%. The reportable operating segment’s gross margin was $685.0 million, or 46.6% of revenue. The gross margin was 130 basis points higher than the prior fiscal year’s second quarter gross margin of 45.3%. The increase in gross margin as a percent to revenue was driven by the increase in revenue and continuous improvements in process efficiency.

Selling and administrative expenses increased $19.8 million but decreased as a percent of revenue to 27.1%, compared to 27.2% in the second quarter of the prior fiscal year. The decrease as a percent of revenue was primarily due to efficiencies in labor and employee-partner related expenses.

Income before income taxes increased $43.5 million, or 17.9%, for the Uniform Rental and Facility Services reportable operating segment for the three months ended November 30, 2019 compared to the same period in the prior fiscal year. Income before income taxes was 19.5% of the reportable operating segment’s revenue, which was a 200 basis point increase compared to the second quarter of the prior fiscal year of 17.5%. This increase was primarily due to the increase in sales and gross margin and the elimination of G&K integration expenses.

First Aid and Safety Services Reportable Operating Segment
Three Months Ended November 30, 2019 Compared to Three Months Ended November 30, 2018

First Aid and Safety Services reportable operating segment revenue increased from $153.3 million to $169.7 million, or 10.6%, for the three months ended November 30, 2019, over the same period in the prior fiscal year. Revenue also increased organically by 10.6%. Growth was driven by many factors including new business sold by sales representatives, penetration of additional products and services into existing customers and strong customer retention.

Cost of first aid and safety services increased $7.9 million, or 9.9%, for the three months ended November 30, 2019, over the three months ended November 30, 2018, due to higher sales volume. The gross margin as a percent of revenue was 48.4% for the quarter ended November 30, 2019, which was an increase of 40 basis points compared to the gross margin as a percent of revenue of 48.0% in the same period of the prior fiscal year. The increase was driven primarily by improved sourcing, leveraging of existing warehouses and optimization of delivery routes.

Selling and administrative expenses increased $5.1 million, but decreased as a percent of revenue to 33.9%, compared to 34.1% in the second quarter of the prior fiscal year. The decrease as a percent of revenue was primarily due to efficiencies in labor and employee-partner related expenses.

Income before income taxes for the First Aid and Safety Services reportable operating segment increased $3.3 million to $24.6 million for the three months ended November 30, 2019, compared to the same period in the prior fiscal year, due to the previously discussed growth in revenue and improvement in the gross margin percentage. Income before income taxes, at 14.5% of the reportable operating segment’s revenue, was a 60 basis point increase compared to the same quarter of the prior fiscal year due to the reasons previously mentioned.

Consolidated Results
Six Months Ended November 30, 2019 Compared to Six Months Ended November 30, 2018

Total revenue increased 7.0% for the six months ended November 30, 2019, over the same period in the prior fiscal year, from $3,416.2 million to $3,654.9 million. Revenue increased organically by 7.8% as a result of increased sales volume. Organic growth adjusts for the impact of acquisitions, foreign currency exchange rate fluctuations and workday differences. Total revenue was positively impacted by 0.1% due to acquisitions and negatively impacted by 0.1% due to foreign currency exchange rate fluctuations and negatively impacted by 0.8% due to one less workday in the six months ended November 30, 2019, compared to the six months ended November 30, 2018.

Uniform Rental and Facility Services reportable operating segment revenue increased 5.7% for the six months ended November 30, 2019, over the same period in the prior fiscal year, from $2,765.7 million to $2,924.5 million. Revenue increased organically by 6.6%. Revenue growth was a result of new business, the penetration of additional products and services into existing customers and price increases, partially offset by lost business. New business growth resulted from an increase in the number and productivity of sales representatives. Generally, sales productivity improvements are due to increased tenure and improved training, which produce a higher number of products and services sold. Revenue growth was negatively impacted by 0.1% due to foreign currency exchange rate fluctuations and negatively impacted by 0.8% due to one less workday in the six months ended November 30, 2019, compared to the six months ended November 30, 2018.

Other revenue, consisting of revenue from the First Aid and Safety Services reportable operating segment and All Other, increased 12.3% for the six months ended November 30, 2019 compared to the same period in the prior fiscal year, from $650.5 million to $730.4 million. Revenue increased organically by 12.7%. Revenue growth was positively impacted by 0.4% due to growth derived through acquisitions primarily in our Fire Protection business, which is included in All Other and our First Aid and Safety Services reportable operating segment. Total revenue was negatively impacted by 0.8% due to one less workday in the six months ended November 30, 2019, compared to the six months ended November 30, 2018.

Cost of uniform rental and facility services consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other ancillary items. Cost of uniform rental and facility services increased $46.0 million, or 3.1%, for the six months ended November 30, 2019, compared to the six months ended November 30, 2018. This increase was due to higher Uniform Rental and Facility Services reportable operating segment sales volume.

Cost of other consists primarily of cost of goods sold (predominantly first aid and safety products, uniforms, and fire protection products), delivery expenses and distribution expenses in the First Aid and Safety Services reportable operating segment and All Other. Cost of other increased $40.9 million, or 11.4%, for the six months ended November 30, 2019, compared to the six months ended November 30, 2018. The increase was primarily due to higher sales volume in the First Aid and Safety Services reportable operating segment and All Other.

Selling and administrative expenses increased $64.6 million, or 6.5%, but decreased as a percent of revenue from 29.2% to 29.0% for the six months ended November 30, 2019, compared to the same period in the prior fiscal year. The majority of the increase was due to higher employee-partner related expenses, particularly medical expense.

Operating income was $640.6 million for the six months ended November 30, 2019, compared to $540.9 million for the six months ended November 30, 2018. Operating income was positively impacted by higher sales and lower cost of sales as a percent to revenue for the six months ended November 30, 2019. Operating income in the six months ended November 30, 2018 was negatively impacted by $12.7 million of integration expenses incurred in connection with the G&K acquisition. The after-tax effect of these integration expenses was a negative impact of $0.09 per share on diluted earnings per share.

During the six months ended November 30, 2018, Cintas sold a cost method investment for $73.3 million, resulting in a pre-tax gain of $69.4 million. For the six months ended November 30, 2018, the after-tax effect of the gain represents a positive impact of $0.47 per share on diluted earnings per share.

Net interest expense (interest expense less interest income) was $53.1 million for the six months ended November 30, 2019, compared to $48.3 million for the six months ended November 30, 2018. The increase was primarily due to interest paid on commercial paper borrowings and a term loan during the six months ended November 30, 2019.

Cintas’ effective tax rate for continuing operations was 15.4% and 18.9% for the six months ended November 30, 2019 and 2018, respectively. The effective tax rate in both periods was impacted by certain discrete items, primarily the tax accounting for stock-based compensation.

Net income from continuing operations for the six months ended November 30, 2019 increased $41.7 million, or 9.2%, compared to the six months ended November 30, 2018. Diluted earnings per share from continuing operations was $4.60 for the six months ended November 30, 2019, which was an increase of 13.0% compared to the same period in the prior fiscal year. Diluted earnings per share from continuing operations increased due to the increase in earnings from continuing operations.

Uniform Rental and Facility Services Reportable Operating Segment
Six Months Ended November 30, 2019 Compared to Six Months Ended November 30, 2018

Uniform Rental and Facility Services reportable operating segment revenue increased from $2,765.7 million to $2,924.5 million, or 5.7%, for the six months ended November 30, 2019, over the same period in the prior fiscal year, and the cost of uniform rental and facility services increased $46.0 million, or 3.1%. Revenue increased organically by 6.6%. The reportable operating segment’s gross margin was $1,370.9 million, or 46.9% of revenue. The gross margin was 140 basis points higher than the first six months of the prior fiscal year’s gross margin of 45.5%. The increase in gross margin as a percent to revenue was driven by the increase in revenue and continuous improvements in process efficiency.

Selling and administrative expenses increased $44.5 million, but remained the same as a percent of revenue at 27.9%, for both the six months ended November 30, 2019 and 2018. The increase was primarily due to higher labor and employee-partner related expenses, particularly medical expense, as a percent of revenue.

Income before income taxes increased $80.9 million, or 17.1%, for the Uniform Rental and Facility Services reportable operating segment for the six months ended November 30, 2019, compared to the same period in the prior fiscal year. Income before income taxes was 19.0% of the reportable operating segment’s revenue, which was a 180 basis point increase compared to the first six months of the prior fiscal year of 17.2%. This increase was primarily due to the increase in sales and gross margin and the elimination of G&K integration expenses.

First Aid and Safety Services Reportable Operating Segment
Six Months Ended November 30, 2019 Compared to Six Months Ended November 30, 2018

First Aid and Safety Services reportable operating segment revenue increased from $306.8 million to $341.8 million, or 11.4%, for the six months ended November 30, 2019, over the same period in the prior fiscal year. Revenue increased organically by 12.2% as a result of increased sales volume. Revenue growth was positively impacted by 0.1% due primarily to growth derived through acquisitions and was negatively impacted by 0.9% due to one less workday in the six months ended November 30, 2019, compared to the six months ended November 30, 2018. Growth was driven by many factors including new business sold by sales representatives, penetration of additional products and services into existing customers and strong customer retention.

Cost of first aid and safety services increased $15.8 million, or 9.9%, for the six months ended November 30, 2019, over the six months ended November 30, 2018, due to higher sales volume. The gross margin as a percent of revenue was 48.7% for the six months ended November 30, 2019, which was an increase of 70 basis points compared to the gross margin as a percent of revenue of 48.0% in the same period of the prior fiscal year. The increase was driven primarily by improved sourcing, leveraging of existing warehouses and optimization of delivery routes.

Selling and administrative expenses increased $13.1 million, and increased as a percent of revenue to 34.2%, compared to 33.9% in the first six months of the prior fiscal year. The increase was primarily due to higher labor and employee-partner related expenses, particularly medical expense, as a percent of revenue.

Income before income taxes for the First Aid and Safety Services reportable operating segment increased $6.1 million to $49.4 million for the six months ended November 30, 2019, compared to the same period in the prior fiscal year, due to the previously discussed growth in revenue and improvement in the gross margin percentage. Income before income taxes, at 14.5% of the reportable operating segment’s revenue, was a 40 basis point increase compared to the same period of the prior fiscal year due to the reasons previously mentioned.

Liquidity and Capital Resources
The following is a summary of our cash flows and cash and cash equivalents as of and for the six months ended November 30, 2019 and 2018:

(In thousands)	2019	2018

Net cash provided by operating activities	$571,351	$344,567
Net cash used in investing activities	$(131,673)	$(86,640)
Net cash used in financing activities	$(309,992)	$(307,379)

Cash and cash equivalents at the end of the period	$226,535	$88,479
Cash and cash equivalents as of November 30, 2019 and 2018 include $47.9 million and $30.9 million, respectively, that is located outside of the United States.
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
Net cash provided by operating activities was $571.4 million for the six months ended November 30, 2019, an increase of $226.8 million compared to the six months ended November 30, 2018. The increase was primarily the result of increased net income and favorable changes in working capital, specifically accounts receivable, inventories and accounts payable.
Net cash used in investing activities includes capital expenditures, purchases of investments, proceeds from the sale of assets and cost method investments and cash paid for acquisitions of businesses. Capital expenditures were $126.2 million and $137.6 million for the six months ended November 30, 2019 and 2018, respectively. Capital expenditures in fiscal 2020 primarily relate to expansion efforts in the Uniform Rental and Facility Services reportable operating segment, representing $101.7 million of the current fiscal year amount. Cash paid for acquisitions of businesses was $6.6 million for both the six months ended November 30, 2019 and 2018. The acquisitions during the six months ended November 30, 2019 occurred in our First Aid and Safety Services reportable operating segment and our Fire Protection business, which is included in All Other. Also, during the six months ended November 30, 2019, the Company received proceeds of $13.3 million from the sale of assets and during the six months ended November 30, 2018, received proceeds of $73.3 million from the sale of a cost method investment. Net cash used in investing activities also includes $10.1 million and $14.1 million from purchases of investments during the six months ended November 30, 2019 and 2018, respectively.
Net cash used in financing activities was $310.0 million and $307.4 million for the six months ended November 30, 2019 and 2018, respectively. On August 2, 2016, we announced that the Board of Directors authorized a $500.0 million share buyback program, which did not have an expiration date. During the six months ended November 30, 2018, under the August 2, 2016 plan, we purchased a total of 2.1 million shares of Cintas common stock at an average price of $192.55 for a total purchase price of $410.0 million, which completed the August 2, 2016 buyback program. On October 30, 2018, we announced that the Board of Directors authorized a $1.0 billion share buyback program, which does not have an expiration date. During the six months ended November 30, 2019, under the October 30, 2018 program, we purchased 0.8 million shares of Cintas common stock at an average price of $230.66 for a total purchase price of $193.1 million. Additionally, on October 29, 2019, we announced that the Board of Directors authorized a new $1.0 billion share buyback program, which does not have an expiration date. There have been no share buybacks under this new share buyback program. In the period subsequent to November 30, 2019, through January 9, 2020, there were no share buybacks under either share buyback program. From the inception of the October 30, 2018 share buyback plan through January 9, 2020, Cintas has purchased a total of 3.5 million shares of Cintas common stock at an average price of $209.82 for a total purchase price of $736.5 million. In addition, for the six months ended November 30, 2019, Cintas acquired 0.3 million shares of Cintas common stock for employee payroll taxes due on restricted stock awards that vested during the six months ended November 30, 2019. These shares were acquired at an average price of $260.89 per share for a total purchase price of $65.7 million.
During the six months ended November 30, 2019, Cintas made payments of $112.5 million, net of commercial paper borrowings, and during the six months ended November 30, 2018, issued $173.5 million, net, of commercial paper borrowings.

The following table summarizes Cintas' outstanding debt:

(In thousands)	Interest Rate		Fiscal Year Issued	Fiscal Year Maturity	November 30, 2019	May 31, 2019

Debt due within one year
Commercial paper	2.68%	(1)	2019	2020	$—	$112,500
Term loan	2.44%	(2)	2019	2020	200,000	200,000
Debt issuance costs					(212)	(236)
Total debt due within one year					$199,788	$312,264

Debt due after one year
Senior notes	4.30%		2012	2022	$250,000	$250,000
Senior notes	2.90%		2017	2022	650,000	650,000
Senior notes	3.25%		2013	2023	300,000	300,000
Senior notes (3)	2.78%		2013	2023	51,467	51,684
Senior notes (4)	3.11%		2015	2025	51,805	51,973
Senior notes	3.70%		2017	2027	1,000,000	1,000,000
Senior notes	6.15%		2007	2037	250,000	250,000
Debt issuance costs					(14,666)	(16,150)
Total debt due after one year					$2,538,606	$2,537,507

(1)	Variable rate debt instrument. The rate presented is the variable borrowing rate at May 31, 2019.

(2)	Variable rate debt instrument. The rate presented is the variable borrowing rate at November 30, 2019.
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
The credit agreement that supports our commercial paper program was amended and restated on May 24, 2019. The amendment increased the capacity of the revolving credit facility from $600.0 million to $1.0 billion and created a new term loan of $200.0 million. The credit agreement has an accordion feature that provides Cintas the ability to request increases to the borrowing commitments under either the revolving credit facility or the term loan of up to $250.0 million in the aggregate, subject to customary conditions. The maturity date of the revolving credit facility is May 23, 2024, and the maturity date of the term loan is May 23, 2020, which can be extended 12 months, annually, for up to four years. As of November 30, 2019, there was no commercial paper outstanding and no borrowings on our revolving credit facility. As of May 31, 2019, there was $112.5 million of commercial paper outstanding and no borrowings on our revolving credit facility.

Cintas has certain covenants related to debt agreements. These covenants limit our ability to incur certain liens, to engage in sale-leaseback transactions and to merge, consolidate or sell all or substantially all of Cintas' assets. These covenants also require Cintas to maintain certain debt to earnings before interest, taxes, depreciation and amortization (EBITDA) and interest coverage ratios. Cross-default provisions exist between certain debt instruments. If a default of a significant covenant were to occur, the default could result in an acceleration of the maturity of the indebtedness, impair liquidity and limit the ability to raise future capital. As of November 30, 2019, Cintas was in compliance with all debt covenants.

Our access to the commercial paper and long-term debt markets has historically provided us with sources of liquidity.  We do not anticipate having difficulty in obtaining financing from those markets in the future in view of our favorable experiences in the debt markets in the recent past. Our ability to continue to access the commercial paper and long-term debt markets on favorable interest rate and other terms will depend, to a significant degree, on the ratings assigned by the credit rating agencies to our indebtedness. As of November 30, 2019, our ratings were as follows:

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

Litigation and Other Contingencies
Cintas is subject to other legal proceedings, insurance receipts, legal settlements and claims arising from the ordinary course of its business, including personal injury, customer contract, environmental and employment claims. In the opinion of management, the aggregate liability, if any, with respect to such ordinary course of business actions will not have a material adverse effect on the consolidated financial position or results of operation of Cintas.

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

ITEM 4.                    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

With the participation of Cintas’ management, including Cintas’ Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, Cintas has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of November 30, 2019.  Based on such evaluation, Cintas’ management, including Cintas’ Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, has concluded that Cintas’ disclosure controls and procedures were effective as of November 30, 2019, in ensuring (i) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is accumulated and communicated to Cintas’ management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in Cintas’ internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended November 30, 2019, that have materially affected, or are reasonably likely to materially affect, Cintas' internal control over financial reporting.

Part II.  Other Information

ITEM 1.                  LEGAL PROCEEDINGS

The Company and three executive officers are defendants in a purported class action, filed on December 12, 2019, pending in the U.S. District Court for the Southern District of Ohio alleging violations of federal securities laws. The lawsuit asserts that the defendants made material misstatements regarding the Company’s margins, earnings guidance and regulatory compliance that caused the Company's stock to trade at artificially inflated prices between March 2017 and November 2019. The defendants deny liability.
The Company, the Board of Directors, CEO and the Investment Policy Committee are defendants in a purported class action, filed on December 13, 2019, pending in the U.S. District Court for the Southern District of Ohio alleging violations of ERISA. The lawsuit asserts that the defendants improperly managed the costs of the employee retirement plan, breached their fiduciary duties in failing to investigate and select lower cost alternative funds, and failed to monitor and control the employee retirement plan’s recordkeeping costs. The defendants deny liability.
Cintas is also subject to other legal proceedings, insurance receipts, legal settlements and claims arising from the ordinary course of its business, including personal injury, customer contract, environmental and employment claims. In the opinion of management, the aggregate liability, if any, with respect to such ordinary course of business actions will not have a material adverse effect on the consolidated financial position or results of operation of Cintas.

ITEM 2.                  UNREGISTERED SALES OF EQUITY
SECURITIES AND USE OF PROCEEDS

Period (In millions, except share and per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan (1)	Maximum approximate dollar value of shares that may yet be purchased under the plan (1)

September 1 - 30, 2019 (2)	831	$255.12	—	$263.5
October 1 - 31, 2019 (3)	419	$268.62	—	$1,263.5
November 1 - 30, 2019 (4)	72	$250.87	—	$1,263.5
Total	1,322	$259.17	—	$1,263.5

(1) On October 30, 2018, Cintas announced that the Board of Directors authorized a $1.0 billion share buyback program, which does not have an expiration date. From the inception of the October 30, 2018 share buyback program through November 30, 2019, Cintas has purchased a total of 3.5 million shares of Cintas common stock at an average price of $209.82 per share for a total purchase price of $736.5 million. Additionally, on October 29, 2019, Cintas announced that the Board of Directors authorized a new $1.0 billion share buyback program, which does not have an expiration date. Cintas has not made any purchases under the October 29, 2019 share buyback program through November 30, 2019.
(2) During September 2019, Cintas acquired 831 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $255.12 per share for a total purchase price of $0.2 million.
(3) During October 2019, Cintas acquired 419 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $268.62 per share for a total purchase price of $0.1 million.
(4) During November 2019, Cintas acquired 72 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $250.87 per share for a total purchase price of less than $0.1 million.

ITEM 5.                     OTHER INFORMATION

On October 29, 2019, Cintas declared an annual cash dividend of $2.55 per share on outstanding common stock, a
24.4% increase over the annual dividend paid in the prior year. The dividend was paid on December 6, 2019, to shareholders of record as of November 8, 2019.

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

CINTAS CORPORATION
(Registrant)

Date:	January 9, 2020	/s/	J. Michael Hansen

J. Michael Hansen
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)