Form 10-Q
period 2020-02-29
CINTAS CORP
filed 2020-03-31
CIK 723254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	February 29, 2020
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding March 31, 2020
Common Stock, no par value	104,050,202

CINTAS CORPORATION

Part I. Financial Information

ITEM 1.                     FINANCIAL STATEMENTS
CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
(In thousands except per share data)

	Three Months Ended		Nine Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Revenue:
Uniform rental and facility services	$1,448,021	$1,358,322	$4,372,524	$4,124,038
Other	362,627	324,008	1,093,012	974,535
Total revenue	1,810,648	1,682,330	5,465,536	5,098,573

Costs and expenses:
Cost of uniform rental and facility services	784,930	748,971	2,338,543	2,256,543
Cost of other	201,323	178,206	601,065	537,007
Selling and administrative expenses	509,743	476,099	1,570,666	1,472,404
G&K Services, Inc. integration expenses	—	799	—	13,496

Operating income	314,652	278,255	955,262	819,123

Gain on sale of a cost method investment	—	—	—	69,373

Interest income	(347)	(70)	(792)	(957)
Interest expense	25,943	26,770	79,441	75,954

Income before income taxes	289,056	251,555	876,613	813,499
Income taxes	54,536	50,632	144,838	157,035
Income from continuing operations	234,520	200,923	731,775	656,464
Income (loss) from discontinued operations, net of tax expense of $772, tax benefit of $107 and tax expense of $768, respectively	—	2,411	(323)	2,398
Net income	$234,520	$203,334	$731,452	$658,862

Basic earnings per share:
Continuing operations	$2.23	$1.89	$6.98	$6.10
Discontinued operations	0.00	0.02	0.00	0.02
Basic earnings per share	$2.23	$1.91	$6.98	$6.12

Diluted earnings per share:
Continuing operations	$2.16	$1.83	$6.76	$5.91
Discontinued operations	0.00	0.02	0.00	0.02
Diluted earnings per share	$2.16	$1.85	$6.76	$5.93

Dividends declared per share	$—	$—	$2.55	$2.05

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019

Net income	$234,520	$203,334	$731,452	$658,862

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(4,039)	5,025	4,098	(8,617)
Change in fair value of interest rate lock agreements	(53,582)	(8,183)	(60,724)	(6,430)
Amortization of interest rate lock agreements	(358)	(295)	(1,011)	(884)

Other comprehensive loss	(57,979)	(3,453)	(57,637)	(15,931)

Comprehensive income	$176,541	$199,881	$673,815	$642,931

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands except share data)

	February 29, 2020	May 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$234,441	$96,645
Accounts receivable, net	942,853	910,120
Inventories, net	352,924	334,589
Uniforms and other rental items in service	818,486	784,133
Income taxes, current	23,485	7,475
Prepaid expenses and other current assets	125,517	103,318
Total current assets	2,497,706	2,236,280

Property and equipment, net	1,434,866	1,430,685

Investments	212,798	192,346
Goodwill	2,873,996	2,842,441
Service contracts, net	464,852	494,595
Operating lease right-of-use assets, net	165,169	—
Other assets, net	252,593	240,315
	$7,901,980	$7,436,662

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$243,248	$226,020
Accrued compensation and related liabilities	148,912	155,509
Accrued liabilities	430,643	433,940
Operating lease liabilities, current	44,043	—
Debt due within one year	199,800	312,264
Total current liabilities	1,066,646	1,127,733

Long-term liabilities:
Debt due after one year	2,539,156	2,537,507
Deferred income taxes	423,677	438,179
Operating lease liabilities	126,994	—
Accrued liabilities	421,198	330,522
Total long-term liabilities	3,511,025	3,306,208

Shareholders’ equity:
Preferred stock, no par value:	—	—
100,000 shares authorized, none outstanding
Common stock, no par value:	1,092,074	840,328
425,000,000 shares authorized
FY 2020: 186,631,553 shares issued and 104,026,576 shares outstanding
FY 2019: 184,790,626 shares issued and 103,284,401 shares outstanding
Paid-in capital	154,157	227,928
Retained earnings	7,151,838	6,691,236
Treasury stock:	(4,978,946)	(4,717,619)
FY 2020: 82,604,977 shares
FY 2019: 81,506,225 shares
Accumulated other comprehensive loss	(94,814)	(39,152)
Total shareholders’ equity	3,324,309	3,002,721
	$7,901,980	$7,436,662
See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands)

	Common Stock		Paid-In Capital	Retained Earnings	Other Accumulated Comprehensive Loss	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount

Balance at June 1, 2019	184,791	$840,328	$227,928	$6,691,236	$(39,152)	(81,506)	$(4,717,619)	$3,002,721
Net income	—	—	—	250,812	—	—	—	250,812
Comprehensive loss, net of tax	—	—	—	—	(23,474)	—	—	(23,474)
Stock-based compensation	—	—	40,395	—	—	—	—	40,395
Vesting of stock-based compensation awards	605	157,882	(157,882)	—	—	—	—	—
Stock options exercised, net of shares surrendered	557	37,915	—	—	—	—	—	37,915
Repurchase of common stock	—	—	—	—	—	(1,082)	(256,830)	(256,830)
Cumulative effect of change in accounting principle	—	—	—	(2,808)	1,975	—	—	(833)
Balance at August 31, 2019	185,953	$1,036,125	$110,441	$6,939,240	$(60,651)	(82,588)	$(4,974,449)	$3,050,706
Net income	—	—	—	246,120	—	—	—	246,120
Comprehensive income, net of tax	—	—	—	—	23,816	—	—	23,816
Dividends	—	—	—	(268,050)	—	—	—	(268,050)
Stock-based compensation	—	—	29,003	—	—	—	—	29,003
Vesting of stock-based compensation awards	21	5,403	(5,403)	—	—	—	—	—
Stock options exercised, net of shares surrendered	324	25,286	—	—	—	—	—	25,286
Repurchase of common stock	—	—	—	—	—	(7)	(1,911)	(1,911)
Balance at November 30, 2019	186,298	$1,066,814	$134,041	$6,917,310	$(36,835)	(82,595)	$(4,976,360)	$3,104,970
Net income	—	—	—	234,520	—	—	—	234,520
Comprehensive loss, net of tax	—	—	—	—	(57,979)	—	—	(57,979)
Dividends	—	—	—	8	—	—	—	8
Stock-based compensation	—	—	27,030	—	—	—	—	27,030
Vesting of stock-based compensation awards	25	6,914	(6,914)	—	—	—	—	—
Stock options exercised, net of shares surrendered	309	18,346	—	—	—	—	—	18,346
Repurchase of common stock	—	—	—	—	—	(10)	(2,586)	(2,586)
Balance at February 29, 2020	186,632	$1,092,074	$154,157	$7,151,838	$(94,814)	(82,605)	$(4,978,946)	$3,324,309
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

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	February 29, 2020	February 28, 2019
Cash flows from operating activities:
Net income	$731,452	$658,862
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	175,261	164,380
Amortization of intangible assets and capitalized contract costs	107,232	101,949
Stock-based compensation	96,428	105,553
Gain on sale of a cost method investment	—	(69,373)
Gain on sale of business	—	(2,419)
Deferred income taxes	5,013	25,079
Change in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(31,135)	(61,102)
Inventories, net	(17,780)	(70,716)
Uniforms and other rental items in service	(33,732)	(72,336)
Prepaid expenses and other current assets and capitalized contract costs	(95,169)	(85,123)
Accounts payable	14,271	79
Accrued compensation and related liabilities	(4,792)	(3,866)
Accrued liabilities and other	3,426	3,614
Income taxes, current	(15,926)	(23,864)
Net cash provided by operating activities	934,549	670,717

Cash flows from investing activities:
Capital expenditures	(189,379)	(207,805)
Purchases of investments	(10,461)	(17,544)
Proceeds from sale of assets	13,300	—
Proceeds from sale of a cost method investment	—	73,342
Proceeds from sale of business	—	3,200
Acquisitions of businesses, net of cash acquired	(47,850)	(7,403)
Other, net	(2,090)	(6,804)
Net cash used in investing activities	(236,480)	(163,014)

Cash flows from financing activities:
(Payments) issuance of commercial paper, net	(112,500)	217,500
Proceeds from exercise of stock-based compensation awards	81,547	54,274
Dividends paid	(268,042)	(220,760)
Repurchase of common stock	(261,327)	(608,224)
Other, net	30	(8,088)
Net cash used in financing activities	(560,292)	(565,298)

Effect of exchange rate changes on cash and cash equivalents	19	(270)

Net increase (decrease) in cash and cash equivalents	137,796	(57,865)

Cash and cash equivalents at beginning of period	96,645	138,724

Cash and cash equivalents at end of period	$234,441	$80,859
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

Inventories, net are valued at the lower of cost (first-in, first-out) or net realizable value. Inventory is comprised of the following:

(In thousands)	February 29, 2020	May 31, 2019

Raw materials	$14,308	$17,812
Work in process	27,224	28,820
Finished goods	311,392	287,957
	$352,924	$334,589
Inventories are recorded net of reserves for obsolete inventory of $34.1 million and $32.7 million at February 29, 2020 and May 31, 2019, respectively. The inventory obsolescence reserve is determined by specific identification, as well as an estimate based on Cintas' historical rates of obsolescence. Once a specific inventory item is written down to the lower of cost or net realizable value, a new cost basis has been established, and that inventory item cannot subsequently be marked up.
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

In April 2019, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 will replace the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In connection with recognizing credit losses on accounts receivable and other financial instruments, Cintas will be required to use a forward-looking expected loss model rather than the incurred loss model. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, with early adoption permitted. The adoption of this standard will be through a cumulative-effect adjustment to retained earnings as of the effective date. Cintas will adopt this standard on June 1, 2020 and is currently evaluating the impact that ASU 2016-13 will have on its consolidated condensed financial statements.

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

Note 2 - Revenue Recognition
The following table presents Cintas' total revenue disaggregated by operating segment:

	Three Months Ended				Nine Months Ended
	February 29, 2020		February 28, 2019		February 29, 2020		February 28, 2019
(In thousands)	Revenue	%	Revenue	%	Revenue	%	Revenue	%

Uniform Rental and Facility Services	$1,448,021	80.0%	$1,358,322	80.7%	$4,372,524	80.0%	$4,124,038	80.9%
First Aid and Safety Services	170,541	9.4%	149,170	8.9%	512,299	9.4%	455,935	8.9%
Fire Protection Services	107,127	5.9%	99,688	5.9%	323,988	5.9%	293,980	5.8%
Uniform Direct Sales	84,959	4.7%	75,150	4.5%	256,725	4.7%	224,620	4.4%
Total revenue	$1,810,648	100.0%	$1,682,330	100.0%	$5,465,536	100.0%	$5,098,573	100.0%
Fire Protection Services and Uniform Direct Sales are recorded within All Other disclosed in Note 12 entitled Segment Information.

Revenue Recognition Policy
More than 95% of the Company's revenue is derived from fees for route servicing of Uniform Rental and Facility Services, First Aid and Safety Services and Fire Protection Services, performed by a Cintas employee-partner, at the customer's location of business. Revenues from our route servicing customer contracts represent a single-performance obligation. The Company recognizes these revenues over time as services are performed based on the nature of services provided and contractual rates (input method). The Company's remaining revenues, primarily within the Uniform Direct Sales operating segment, and representing less than 5% of the Company's total revenues, are recognized when the obligations under the terms of a contract with a customer are satisfied. This generally occurs when the goods are transferred to the customer.

Revenue recorded is presented net of sales and other taxes we collect on behalf of governmental authorities. Shipping and handling costs charged to customers are treated as fulfillment activities and are recorded in both revenue and cost of sales at the time control is transferred to the customer. Certain of our customer contracts, primarily within our Uniform Direct Sales operating segment, include pricing terms and conditions that include components of variable consideration. The variable consideration is typically in the form of consideration paid to a customer based on performance metrics specified within the contract. Specifically, some contracts contain discounts or rebates that the customer can earn through the achievement of specified volume levels. Each component of variable consideration is earned based on the Company's actual performance during the measurement period specified within the contract. To determine the transaction price, the Company estimates the variable consideration using the most likely amount method, based on the specific contract provisions and known performance results during the relevant measurement period. When determining if variable consideration should be constrained, the Company considers whether factors outside its control could result in a significant reversal of revenue. In making these assessments, the Company considers the likelihood and magnitude of a potential reversal. The Company's performance period generally corresponds with the monthly invoice period. No constraints on our revenue recognition were applied during the three or nine months ended February 29, 2020 or February 28, 2019. The Company reassesses these estimates during each reporting period. Cintas maintains a liability for these discounts and rebates within accrued liabilities on the consolidated condensed balance sheets. Variable consideration also includes consideration paid to a customer at the beginning of a contract. Cintas capitalizes this consideration and amortizes it over the life of the contract as a reduction to revenue in accordance with Accounting Standards Codification (ASC) 606, "Revenue" (Topic 606). These assets are included in other assets, net on the consolidated condensed balance sheet.

Additionally, in accordance with Topic 606, certain Uniform Direct Sales customer contracts contain a provision with an enforceable right of payment and the underlying product has no alternative use to Cintas. Consequently, when both aforementioned provisions are prevalent in a customer contract, the revenue is recorded for finished goods that the customer is obligated to purchase under the termination terms of the contract.

Costs to Obtain a Contract
The Company capitalizes commission expenses paid to our employee-partners when the commissions are deemed to be incremental for obtaining the route servicing customer contract. The deferred commissions are amortized on a straight-line basis over the expected period of benefit. We review the deferred commission balances for impairment on an ongoing basis. Deferred commissions are classified as current or noncurrent based on the timing of when we expect to recognize the expense. The current portion is included in prepaid expenses and other current assets and the noncurrent portion is included in other assets, net on the Company's consolidated condensed balance sheets. As of February 29, 2020, the current and noncurrent assets related to deferred commissions totaled $74.5 million and $221.3 million, respectively. As of May 31, 2019, the current and noncurrent assets related to deferred commissions totaled $69.6 million and $206.0 million, respectively. We recorded amortization expense related to deferred commissions of $19.7 million and $18.0 million during the three months ended February 29, 2020 and February 28, 2019, respectively. During the nine months ended February 29, 2020 and February 28, 2019, we recorded amortization expense related to deferred commissions of $57.7 million and $52.7 million, respectively. These expenses are classified in selling and administrative expense on the consolidated condensed statements of income.

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

Operating lease costs, including short-term lease expense and variable lease costs, which were immaterial in each period, were $18.0 million and $52.9 million, respectively, for the three and nine months ended February 29, 2020.

The following table provides supplemental information related to the Company's consolidated condensed statement of cash flows for the nine months ended February 29, 2020:

(In thousands)

Cash paid for amounts included in the measurement of operating lease liabilities	$38,292
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$33,382

Other information related to the operating lease right-of-use assets, net and operating lease liabilities was as follows at February, 29, 2020:

Weighted-average remaining lease term - operating leases	5.26 years
Weighted-average discount rate - operating leases	2.69%

The contractual future minimum lease payments of Cintas' operating lease liabilities by fiscal year are as follows as of February 29, 2020:

(In thousands)

2020 (remaining three months)	$12,511
2021	46,151
2022	37,123
2023	28,719
2024	19,488
Thereafter	40,169
Total payments	184,161
Less interest	(13,124)
Total present value of lease payments	$171,037

Note 4 - Fair Value Measurements
All financial instruments that are measured at fair value on a recurring basis (at least annually) have been classified within the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the consolidated condensed balance sheet date. These financial instruments measured at fair value on a recurring basis are summarized below:

	As of February 29, 2020
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$234,441	$—	$—	$234,441
Total assets at fair value	$234,441	$—	$—	$234,441

Long-term accrued liabilities:
Interest rate lock agreements	$—	$116,909	$—	$116,909
Total liabilities at fair value	$—	$116,909	$—	$116,909

	As of May 31, 2019
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$96,645	$—	$—	$96,645
Total assets at fair value	$96,645	$—	$—	$96,645

Long-term accrued liabilities:
Interest rate lock agreements	$—	$36,393	$—	$36,393
Total liabilities at fair value	$—	$36,393	$—	$36,393

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

The fair values of outstanding interest rate lock agreements are included in long-term accrued liabilities at February 29, 2020 and May 31, 2019. The fair values of Cintas' interest rate lock agreements are based on similar exchange traded derivatives (market approach) and are, therefore, included within Level 2 of the fair value hierarchy. The fair value was determined by comparing the locked rates against the benchmarked treasury rate. No other amounts included in long-term accrued liabilities are recorded at fair value.

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

In addition to assets and liabilities that are recorded at fair value on a recurring basis, Cintas records assets and liabilities at fair value on a nonrecurring basis as required under GAAP. The assets and liabilities measured at fair value on a nonrecurring basis primarily relate to assets and liabilities acquired in a business acquisition. During the nine months ended February 29, 2020 and February 28, 2019, there were no material business acquisitions.

Note 5 - Investments
Investments at February 29, 2020 of $212.8 million include the cash surrender value of insurance policies of $190.2 million, equity method investments of $19.4 million and cost method investments of $3.2 million. Investments at May 31, 2019 of $192.3 million include the cash surrender value of insurance policies of $170.5 million, equity method investments of $18.6 million and cost method investments of $3.2 million. Investments are generally evaluated for impairment on an annual basis or when indicators of impairment exist. For the three and nine months ended February 29, 2020 and February 28, 2019, no impairment losses were recorded.

During the nine months ended February 28, 2019, Cintas sold a cost method investment to a third party. Proceeds from the one-time sale were $73.3 million, which resulted in a pre-tax gain of $69.4 million.

Note 6 - Earnings Per Share
The following tables set forth the computation of basic and diluted earnings per share from continuing operations using the two-class method for amounts attributable to Cintas’ common shares. Cintas uses the two-class method to calculate basic and diluted earnings per share as a result of outstanding participating securities in the form of restricted stock awards.

	Three Months Ended		Nine Months Ended
Basic Earnings per Share from Continuing Operations (in thousands except per share data)	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019

Income from continuing operations	$234,520	$200,923	$731,775	$656,464
Less: income from continuing operations allocated to participating securities	2,193	2,783	6,864	8,977
Income from continuing operations available to common shareholders	$232,327	$198,140	$724,911	$647,487
Basic weighted average common shares outstanding	104,245	105,080	103,840	106,147

Basic earnings per share from continuing operations	$2.23	$1.89	$6.98	$6.10

	Three Months Ended		Nine Months Ended
Diluted Earnings per Share from Continuing Operations (in thousands except per share data)	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019

Income from continuing operations	$234,520	$200,923	$731,775	$656,464
Less: income from continuing operations allocated to participating securities	2,193	2,783	6,864	8,977
Income from continuing operations available to common shareholders	$232,327	$198,140	$724,911	$647,487
Basic weighted average common shares outstanding	104,245	105,080	103,840	106,147
Effect of dilutive securities – employee stock options	3,343	3,082	3,440	3,436
Diluted weighted average common shares outstanding	107,588	108,162	107,280	109,583

Diluted earnings per share from continuing operations	$2.16	$1.83	$6.76	$5.91

For both the three and nine months ended February 29, 2020, both basic and diluted earnings per share from discontinued operations rounded to zero. For both the three and nine months ended February 28, 2019, both basic and diluted earnings per share from discontinued operations were $0.02.

For the three months ended February 29, 2020 and February 28, 2019, options granted to purchase 0.2 million and 0.7 million shares of Cintas common stock, respectively, were excluded from the computation of diluted earnings per share. For the nine months ended February 29, 2020 and February 28, 2019, options granted to purchase 0.2 million and 0.5 million shares of Cintas common stock, respectively, were excluded from the computation of diluted earnings per share. The exercise prices of these options were greater than the average market price of the common stock (anti-dilutive).
On October 30, 2018, Cintas announced that the Board of Directors authorized a $1.0 billion share buyback program, which does not have an expiration date. There were no share buybacks for the three months ended February 29, 2020. For the nine months ended February 29, 2020, we purchased 0.8 million shares of Cintas common stock at an average price of $230.66 per share for a total purchase price of $193.1 million. Additionally, on October 29, 2019, we announced that the Board of Directors authorized a new $1.0 billion share buyback program, which does not have an expiration date. There have been no share buybacks under this new share buyback program. In the period subsequent to February 29, 2020, through March 31, 2020, we purchased 0.8 million shares of Cintas common stock under the October 30, 2018 share buyback program at an average price of $263.07 for a total purchase price of $202.6 million. From the inception of the October 30, 2018 share buyback program through March 31, 2020, Cintas has purchased a total of $4.3 million shares of Cintas common stock at an average price of $219.40 for a total purchase price of $939.1 million.

For the three months ended February 29, 2020, Cintas acquired less than 0.1 million shares of Cintas common stock for employee payroll taxes due on restricted stock awards that vested during the three months ended February 29, 2020. These shares were acquired at an average price of $278.21 per share for a total purchase price of $2.5 million. During the nine months ended February 29, 2020, Cintas acquired 0.3 million shares of Cintas common stock for employee payroll taxes due on restricted stock awards that vested during the nine months ended February 29, 2020. These shares were acquired at an average price of $261.48 per share for a total purchase price of $68.4 million.

Note 7 - Goodwill, Service Contracts and Other Assets
Changes in the carrying amount of goodwill and service contracts for the nine months ended February 29, 2020, by reportable operating segment and All Other, are as follows:

Goodwill (in thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Total

Balance as of June 1, 2019	$2,496,402	$243,459	$102,580	$2,842,441
Goodwill acquired	18,362	164	10,639	29,165
Foreign currency translation	2,205	177	8	2,390
Balance as of February 29, 2020	$2,516,969	$243,800	$113,227	$2,873,996

Service Contracts (in thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Total

Balance as of June 1, 2019	$445,016	$23,380	$26,199	$494,595
Service contracts acquired	8,619	325	3,074	12,018
Service contracts amortization	(35,472)	(2,910)	(4,072)	(42,454)
Foreign currency translation	675	18	—	693
Balance as of February 29, 2020	$418,838	$20,813	$25,201	$464,852

Information regarding Cintas’ service contracts and other assets is as follows:

	As of February 29, 2020
(In thousands)	Carrying Amount	Accumulated Amortization	Net

Service contracts	$941,606	$476,754	$464,852

Capitalized contract costs (1)	$349,988	$128,722	$221,266
Noncompete and consulting agreements	43,573	41,143	2,430
Other	51,491	22,594	28,897
Total other assets	$445,052	$192,459	$252,593

	As of May 31, 2019
(In thousands)	Carrying Amount	Accumulated Amortization	Net

Service contracts	$928,635	$434,040	$494,595

Capitalized contract costs (2)	$277,016	$71,062	$205,954
Noncompete and consulting agreements	42,308	40,524	1,784
Other	50,306	17,729	32,577
Total other assets	$369,630	$129,315	$240,315
(1)    The current portion of capitalized contract costs, included in prepaid expenses and other current assets on the consolidated condensed balance sheet as of February 29, 2020, is $74.5 million.
(2)    The current portion of capitalized contract costs, included in prepaid expenses and other current assets on the consolidated condensed balance sheet as of May 31, 2019, is $69.6 million.

Amortization expense for service contracts and other assets for continuing operations was $35.7 million and $33.7 million for the three months ended February 29, 2020 and February 28, 2019, respectively. For the nine months ended February 29, 2020 and February 28, 2019, amortization expense for service contracts and other assets for continuing operations was $105.6 million and $99.9 million, respectively. The estimated future amortization expense for service contracts and other assets, excluding any future acquisitions and commissions to be earned, as of February 29, 2020 is as follows:

Fiscal Year (In thousands)

2020 (remaining three months)	$34,641
2021	129,941
2022	118,066
2023	98,914
2024	87,387
Thereafter	297,951
Total future amortization expense	$766,900

Note 8 - Debt, Derivatives and Hedging Activities
Cintas' outstanding debt is summarized as follows:

(In thousands)	Interest Rate		Fiscal Year Issued	Fiscal Year Maturity	February 29, 2020	May 31, 2019

Debt due within one year
Commercial paper	2.68%	(1)	2019	2020	$—	$112,500
Term loan	2.25%	(2)	2019	2020	200,000	200,000
Debt issuance costs					(200)	(236)
Total debt due within one year					$199,800	$312,264

Debt due after one year
Senior notes	4.30%		2012	2022	$250,000	$250,000
Senior notes	2.90%		2017	2022	650,000	650,000
Senior notes	3.25%		2013	2023	300,000	300,000
Senior notes (3)	2.78%		2013	2023	51,359	51,684
Senior notes (4)	3.11%		2015	2025	51,721	51,973
Senior notes	3.70%		2017	2027	1,000,000	1,000,000
Senior notes	6.15%		2007	2037	250,000	250,000
Debt issuance costs					(13,924)	(16,150)
Total debt due after one year					$2,539,156	$2,537,507
(1) Variable rate debt instrument. The rate presented is the variable borrowing rate at May 31, 2019.
(2)        Variable rate debt instrument. The rate presented is the variable borrowing rate at February 29, 2020.
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

Cintas' senior notes, excluding the G&K senior notes assumed with the acquisition of G&K in fiscal 2017 and term loan, are recorded at cost, net of debt issuance costs. The fair value of the long-term debt is estimated using Level 2 inputs based on general market prices. The carrying value and fair value of Cintas' debt as of February 29, 2020 were $2,750.0 million and $3,028.5 million, respectively, and as of May 31, 2019 were $2,866.2 million and $2,998.7 million, respectively. During the nine months ended February 29, 2020, Cintas paid a net total of $112.5 million of commercial paper.

The credit agreement that supports our commercial paper program was amended and restated on May 24, 2019. The amendment increased the capacity of the revolving credit facility from $600.0 million to $1.0 billion and created a new term loan of $200.0 million. The credit agreement has an accordion feature that provides Cintas the ability to request increases to the borrowing commitments under either the revolving credit facility or the term loan of up to $250.0 million in the aggregate, subject to customary conditions. The maturity date of the revolving credit facility is May 23, 2024, and the maturity date of the term loan is May 23, 2020, which can be extended 12 months, annually, for up to four years. As of February 29, 2020, there was no commercial paper outstanding and no borrowings on our revolving credit facility. As of May 31, 2019, there was $112.5 million of commercial paper outstanding with maturity dates less than 30 days and with a weighted average interest rate of 2.68% and no borrowings on our revolving credit facility.

Cintas uses interest rate locks to manage our overall interest expense as interest rate locks effectively change the interest rate of specific debt issuances. The interest rate locks are entered into to protect against unfavorable movements in the benchmark treasury rate related to forecasted debt issuances. Cintas used interest rate lock agreements to hedge against movements in the treasury rates at the time Cintas issued its senior notes in fiscal

2007, fiscal 2012, fiscal 2013 and fiscal 2017. The amortization of the cash flow hedges resulted in an increase to other comprehensive loss of $0.4 million and $0.3 million for the three months ended February 29, 2020 and February 28, 2019, respectively. For the nine months ended February 29, 2020 and February 28, 2019, the amortization of the cash flow hedges resulted in a increase to other comprehensive loss of $1.0 million and $0.9 million, respectively. During the nine months ended February 29, 2020, Cintas entered into interest rate lock agreements with a notional value of $700.0 million for a forecasted debt issuance in connection with the upcoming debt maturities. As of February 29, 2020, the fair values of these interest rate locks were a liability of $27.1 million and were recorded in long-term accrued liabilities and in other comprehensive loss, net of tax. During fiscal 2019, Cintas entered into interest rate lock agreements with a notional value of $500.0 million for a forecasted debt issuance in connection with the upcoming debt maturities. As of February 29, 2020 and May 31, 2019, the fair values of these interest rate locks were a liability of $89.8 million and $36.4 million, respectively, and were recorded in long-term accrued liabilities and in other comprehensive loss, net of tax. These interest rate locks had no impact on net income or cash flows from continuing operations for the three and nine months ended February 29, 2020 or February 28, 2019.

Cintas has certain covenants related to debt agreements. These covenants limit Cintas’ ability to incur certain liens, to engage in sale-leaseback transactions and to merge, consolidate or sell all or substantially all of Cintas’ assets. These covenants also require Cintas to maintain certain debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) and interest coverage ratios. Cross-default provisions exist between certain debt instruments. If a default of a significant covenant were to occur, the default could result in an acceleration of the maturity of the indebtedness, impair liquidity and limit the ability to raise future capital. As of February 29, 2020, Cintas was in compliance with all debt covenants.

Note 9 - Income Taxes
In the normal course of business, Cintas provides for uncertain tax positions and the related interest and adjusts its unrecognized tax benefits and accrued interest accordingly. As of February 29, 2020 and May 31, 2019, recorded unrecognized tax benefits were $34.4 million and $37.3 million, respectively, and are included in long-term accrued liabilities on the consolidated condensed balance sheet.

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

All U.S. federal income tax returns are closed to audit through fiscal 2016. Cintas is currently in various audits in certain foreign jurisdictions and certain domestic states. The years under foreign and domestic state audits cover fiscal years back to 2013. Based on the resolution of the various audits and other potential regulatory developments, it is reasonably possible that the balance of unrecognized tax benefits would not change for the fiscal year ending May 31, 2020.

Cintas’ effective tax rate for continuing operations was 18.9% and 20.1% for the three months ended February 29, 2020 and February 28, 2019, respectively. For the nine months ended February 29, 2020 and February 28, 2019, Cintas' effective tax rate for continuing operations was 16.5% and 19.3%, respectively. The effective tax rate for all periods were impacted by certain discrete items (primarily the tax accounting for stock-based compensation).

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

The components of net periodic benefit cost are summarized as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019

Interest cost	$720	$781	$2,161	$2,343
Expected return on assets	(740)	(720)	(2,221)	(2,161)
Net periodic benefit cost	$(20)	$61	$(60)	$182

Note 11 - Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss), net of tax:

(In thousands)	Foreign Currency	Unrealized Loss on Interest Rate Hedges	Other	Total

Balance at June 1, 2019	$(15,022)	$(18,389)	$(5,741)	$(39,152)
Other comprehensive income (loss) before reclassifications	6,724	(29,903)	—	(23,179)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(295)	—	(295)
Net current period other comprehensive income (loss)	6,724	(30,198)	—	(23,474)
Cumulative effect of change in accounting principle (1)	—	2,058	(83)	1,975
Balance at August 31, 2019	(8,298)	(46,529)	(5,824)	(60,651)
Other comprehensive income before reclassifications	1,413	22,761	—	24,174
Amounts reclassified from accumulated other comprehensive income (loss)	—	(358)	—	(358)
Net current period other comprehensive income	1,413	22,403	—	23,816
Balance at November 30, 2019	(6,885)	(24,126)	(5,824)	(36,835)
Other comprehensive loss before reclassifications	(4,039)	(53,582)	—	(57,621)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(358)	—	(358)
Net current period other comprehensive loss	(4,039)	(53,940)	—	(57,979)
Balance at February 29, 2020	$(10,924)	$(78,066)	$(5,824)	$(94,814)
(1)        See new accounting pronouncements in Note 1 entitled Basis of Presentation for more information.

(In thousands)	Foreign Currency	Unrealized Income on Interest Rate Hedges	Other	Total

Balance at June 1, 2018	$6,550	$10,449	$(656)	$16,343
Other comprehensive loss before reclassifications	(3,019)	(3,168)	—	(6,187)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(295)	—	(295)
Net current period other comprehensive loss	(3,019)	(3,463)	—	(6,482)
Balance at August 31, 2018	3,531	6,986	(656)	9,861
Other comprehensive (loss) income before reclassifications	(10,623)	4,921	—	(5,702)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(294)	—	(294)
Net current period other comprehensive (loss) income	(10,623)	4,627	—	(5,996)
Balance at November 30, 2018	(7,092)	11,613	(656)	3,865
Other comprehensive (loss) income before reclassifications	5,025	(8,183)	—	(3,158)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(295)	—	(295)
Net current period other comprehensive income (loss)	5,025	(8,478)	—	(3,453)
Balance at February 28, 2019	$(2,067)	$3,135	$(656)	$412

The following table summarizes the reclassifications out of accumulated other comprehensive income (loss):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line in the Consolidated Condensed Statements of Income
	Three Months Ended		Nine Months Ended
(In thousands)	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019

Amortization of interest rate locks	$474	$474	$1,422	$1,422	Interest expense
Tax expense	(116)	(179)	(411)	(538)	Income taxes
Amortization of interest rate locks, net of tax	$358	$295	$1,011	$884	Net income

Note 12 - Segment Information
Cintas classifies its business into two reportable operating segments and places the remainder of its operating segments in an All Other category. Cintas’ two reportable operating segments are Uniform Rental and Facility Services and First Aid and Safety Services. The Uniform Rental and Facility Services reportable operating segment, consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items. In addition to these rental items, restroom cleaning services and supplies, carpet and tile cleaning services and the sale of items from our catalogs to our customers on route are included within this reportable operating segment. The First Aid and Safety Services reportable operating segment consists of first aid and safety products and services. The remainder of Cintas’ business, which consists of the Fire Protection Services operating segment and the Uniform Direct Sale operating segment, is included in All Other.

Cintas evaluates the performance of each operating segment based on several factors of which the primary financial measures are operating segment revenue and income before income taxes. The accounting policies of the operating segments are the same as those described in Note 1 entitled Basis of Presentation. Information related to the operations of Cintas’ reportable operating segments and All Other is set forth below:

(In thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Corporate (1)	Total

For the three months ended February 29, 2020
Revenue	$1,448,021	$170,541	$192,086	$—	$1,810,648
Income (loss) before income taxes	$271,629	$24,692	$18,331	$(25,596)	$289,056

For the three months ended February 28, 2019
Revenue	$1,358,322	$149,170	$174,838	$—	$1,682,330
Income (loss) before income taxes	$239,138	$21,622	$17,495	$(26,700)	$251,555

As of and for the nine months ended February 29, 2020
Revenue	$4,372,524	$512,299	$580,713	$—	$5,465,536
Income (loss) before income taxes	$826,999	$74,102	$54,161	$(78,649)	$876,613
Total assets	$6,695,002	$552,455	$420,082	$234,441	$7,901,980

As of and for the nine months ended February 28, 2019
Revenue	$4,124,038	$455,935	$518,600	$—	$5,098,573
Income (loss) before income taxes	$713,563	$64,933	$40,627	$(5,624)	$813,499
Total assets	$6,451,590	$508,865	$392,359	$80,859	$7,433,673
(1) Corporate assets include cash and marketable securities in all periods.

Note 13 - G&K Services, Inc. Integration Expenses
As a result of the acquisition of G&K in fiscal 2017, the Company incurred $0.8 million and $13.5 million in expenses during the three and nine months ended February 28, 2019, respectively, which represented integration expenses directly related to the acquisition, primarily facility closure expenses. No such costs were incurred during the three or nine months ended February 29, 2020.

As of February 29, 2020 and May 31, 2019, employee termination benefits included in accrued compensation and related liabilities on the consolidated condensed balance sheet was $2.2 million and $2.8 million, respectively. The amount of employee termination benefits paid during the three and nine months ended February 29, 2020 was $0.3 million and $0.6 million, respectively. During the three and nine months ended February 28, 2019, the amount of employee termination benefits paid was $0.5 million and $3.8 million, respectively. We anticipate the remaining accrued employee termination benefits will be paid by the end of this fiscal year.
Note 14 - Supplemental Guarantor Information
Cintas Corporation No. 2 (Corp. 2) is the indirectly, wholly-owned principal operating subsidiary of Cintas. Corp. 2 is the obligor for the term loan of $200.0 million and the $2,550.0 million aggregate principal amount of senior notes outstanding as of February 29, 2020, which are unconditionally guaranteed, jointly and severally, by Cintas Corporation and certain wholly-owned, direct and indirect domestic subsidiaries.

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

Consolidating Condensed Income Statement
Three Months Ended February 29, 2020
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Uniform rental and facility services	$—	$1,150,780	$189,333	$108,599	$(691)	$1,448,021
Other	—	578,950	64	22,319	(238,706)	362,627
Equity in net income of affiliates	234,520	—	—	—	(234,520)	—
Total revenue	234,520	1,729,730	189,397	130,918	(473,917)	1,810,648

Costs and expenses (income):
Cost of uniform rental and facility services	—	634,638	112,865	70,279	(32,852)	784,930
Cost of other	—	408,832	(25,807)	17,003	(198,705)	201,323
Selling and administrative expenses	—	576,433	(94,155)	35,171	(7,706)	509,743
Operating income	234,520	109,827	196,494	8,465	(234,654)	314,652

Interest income	—	(131)	(195)	(22)	1	(347)
Interest expense (income)	—	26,033	(91)	1	—	25,943

Income before income taxes	234,520	83,925	196,780	8,486	(234,655)	289,056
Income taxes	—	15,717	36,380	2,464	(25)	54,536
Net income	$234,520	$68,208	$160,400	$6,022	$(234,630)	$234,520

Consolidating Condensed Income Statement
Three Months Ended February 28, 2019
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Uniform rental and facility services	$—	$1,092,594	$176,787	$99,866	$(10,925)	$1,358,322
Other	—	519,294	44	21,982	(217,312)	324,008
Equity in net income of affiliates	200,923	—	—	—	(200,923)	—
Total revenue	200,923	1,611,888	176,831	121,848	(429,160)	1,682,330

Costs and expenses (income):
Cost of uniform rental and facility services	—	612,167	111,103	64,976	(39,275)	748,971
Cost of other	—	373,168	(25,811)	15,649	(184,800)	178,206
Selling and administrative expenses	—	527,720	(74,507)	31,042	(8,156)	476,099
G&K Services, Inc. integration expenses	—	(141)	(379)	1,319	—	799
Operating income	200,923	98,974	166,425	8,862	(196,929)	278,255

Interest (income) expense	—	(56)	1	(18)	3	(70)
Interest expense (income)	—	26,872	(104)	2	—	26,770

Income before income taxes	200,923	72,158	166,528	8,878	(196,932)	251,555
Income taxes	—	12,330	35,665	2,656	(19)	50,632
Income from continuing operations	200,923	59,828	130,863	6,222	(196,913)	200,923

Income from discontinued operations, net of tax	2,411	2,411	—	—	(2,411)	2,411

Net income	$203,334	$62,239	$130,863	$6,222	$(199,324)	$203,334

Consolidating Condensed Income Statement
Nine Months Ended February 29, 2020
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Uniform rental and facility services	$—	$3,477,631	$574,536	$322,188	$(1,831)	$4,372,524
Other	—	1,768,466	332	69,925	(745,711)	1,093,012
Equity in net income of affiliates	731,775	—	—	—	(731,775)	—
Total revenue	731,775	5,246,097	574,868	392,113	(1,479,317)	5,465,536

Costs and expenses (income):
Cost of uniform rental and facility services	—	1,891,754	337,104	205,236	(95,551)	2,338,543
Cost of other	—	1,240,092	(75,346)	53,656	(617,337)	601,065
Selling and administrative expenses	—	1,767,258	(277,575)	102,365	(21,382)	1,570,666
Operating income	731,775	346,993	590,685	30,856	(745,047)	955,262

Interest income	—	(438)	(302)	(56)	4	(792)
Interest expense (income)	—	79,657	(231)	15	—	79,441

Income before income taxes	731,775	267,774	591,218	30,897	(745,051)	876,613
Income taxes	—	42,578	94,010	8,336	(86)	144,838
Income from continuing operations	731,775	225,196	497,208	22,561	(744,965)	731,775

Loss from discontinued operations, net of tax	(323)	(323)	—	—	323	(323)

Net income	$731,452	$224,873	$497,208	$22,561	$(744,642)	$731,452

Consolidating Condensed Income Statement
Nine Months Ended February 28, 2019
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Revenue:
Uniform rental and facility services	$—	$3,365,841	$542,826	$301,379	$(86,008)	$4,124,038
Other	—	1,532,665	137	72,232	(630,499)	974,535
Equity in net income of affiliates	656,464	—	—	—	(656,464)	—
Total revenue	656,464	4,898,506	542,963	373,611	(1,372,971)	5,098,573

Costs and expenses (income):
Cost of uniform rental and facility services	—	1,896,767	332,208	194,305	(166,737)	2,256,543
Cost of other	—	1,090,265	(74,973)	53,110	(531,395)	537,007
Selling and administrative expenses	—	1,608,906	(207,745)	97,964	(26,721)	1,472,404
G&K Services, Inc. integration expenses	—	8,508	2,754	2,234	—	13,496
Operating income	656,464	294,060	490,719	25,998	(648,118)	819,123

Gain on sale of a cost method investment	—	—	69,373	—	—	69,373

Interest income	—	(559)	(364)	(39)	5	(957)
Interest expense (income)	—	76,579	(639)	14	—	75,954

Income before income taxes	656,464	218,040	561,095	26,023	(648,123)	813,499
Income taxes	—	42,159	107,497	7,456	(77)	157,035
Income from continuing operations	656,464	175,881	453,598	18,567	(648,046)	656,464

Income from discontinued operations, net of tax	2,398	2,398	—	—	(2,398)	2,398

Net income	$658,862	$178,279	$453,598	$18,567	$(650,444)	$658,862

Consolidating Condensed Statement of Comprehensive Income
Three Months Ended February 29, 2020
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$234,520	$68,208	$160,400	$6,022	$(234,630)	$234,520

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(4,039)	—	—	(4,039)	4,039	(4,039)
Change in fair value of interest rate lock agreements	(53,582)	(53,582)	—	—	53,582	(53,582)
Amortization of interest rate lock agreements	(358)	(358)	—	—	358	(358)

Other comprehensive loss	(57,979)	(53,940)	—	(4,039)	57,979	(57,979)

Comprehensive income	$176,541	$14,268	$160,400	$1,983	$(176,651)	$176,541

Consolidating Condensed Statement of Comprehensive Income
Three Months Ended February 28, 2019
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$203,334	$62,239	$130,863	$6,222	$(199,324)	$203,334

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	5,025	—	—	5,025	(5,025)	5,025
Change in fair value of interest rate lock agreements	(8,183)	(8,183)	—	—	8,183	(8,183)
Amortization of interest rate lock agreements	(295)	(295)	—	—	295	(295)

Other comprehensive (loss) income	(3,453)	(8,478)	—	5,025	3,453	(3,453)

Comprehensive income	$199,881	$53,761	$130,863	$11,247	$(195,871)	$199,881

Consolidating Condensed Statement of Comprehensive Income
Nine Months Ended February 29, 2020
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$731,452	$224,873	$497,208	$22,561	$(744,642)	$731,452

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	4,098	—	—	4,098	(4,098)	4,098
Change in fair value of interest rate lock agreements	(60,724)	(60,724)	—	—	60,724	(60,724)
Amortization of interest rate lock agreements	(1,011)	(1,011)	—	—	1,011	(1,011)

Other comprehensive (loss) income	(57,637)	(61,735)	—	4,098	57,637	(57,637)

Comprehensive income	$673,815	$163,138	$497,208	$26,659	$(687,005)	$673,815

Consolidating Condensed Statement of Comprehensive Income
Nine Months Ended February 28, 2019
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Net income	$658,862	$178,279	$453,598	$18,567	$(650,444)	$658,862

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(8,617)	—	—	(8,617)	8,617	(8,617)
Change in fair value of interest rate lock agreements	(6,430)	(6,430)	—	—	6,430	(6,430)
Amortization of interest rate lock agreements	(884)	(884)	—	—	884	(884)

Other comprehensive loss	(15,931)	(7,314)	—	(8,617)	15,931	(15,931)

Comprehensive income	$642,931	$170,965	$453,598	$9,950	$(634,513)	$642,931

Consolidating Condensed Balance Sheet
As of February 29, 2020
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$56,577	$152,528	$25,336	$—	$234,441
Accounts receivable, net	—	744,013	127,338	71,502	—	942,853
Inventories, net	—	304,972	27,382	20,570	—	352,924
Uniforms and other rental items in service	—	678,365	95,211	62,178	(17,268)	818,486
Income taxes, current	—	2,135	17,456	3,894	—	23,485
Prepaid expenses and other current assets	—	85,754	37,876	1,887	—	125,517
Total current assets	—	1,871,816	457,791	185,367	(17,268)	2,497,706

Property and equipment, net	—	980,850	351,800	102,216	—	1,434,866

Investments (1)	321,083	3,755,219	984,460	1,344,134	(6,192,098)	212,798
Goodwill	—	—	2,615,570	258,538	(112)	2,873,996
Service contracts, net	—	402,393	—	62,459	—	464,852
Operating lease right-of-use assets, net	—	136,339	15,547	13,283	—	165,169
Other assets, net	2,537,979	226,623	5,782,580	1,078	(8,295,667)	252,593
	$2,859,062	$7,373,240	$10,207,748	$1,967,075	$(14,505,145)	$7,901,980

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$(465,247)	$(2,100,124)	$2,821,104	$(49,552)	$37,067	$243,248
Accrued compensation and related liabilities	—	97,236	41,698	9,978	—	148,912
Accrued liabilities	—	85,636	329,595	15,412	—	430,643
Operating lease liabilities, current	—	35,108	4,784	4,151	—	44,043
Debt due within one year	—	199,800	—	—	—	199,800
Total current liabilities	(465,247)	(1,682,344)	3,197,181	(20,011)	37,067	1,066,646

Long-term liabilities:
Debt due after one year	—	2,539,156	—	—	—	2,539,156
Deferred income taxes	—	295,861	96,423	31,393	—	423,677
Operating lease liabilities	—	105,948	11,494	9,552	—	126,994
Accrued liabilities	—	189,728	214,926	16,544	—	421,198
Total long-term liabilities	—	3,130,693	322,843	57,489	—	3,511,025

Total shareholders’ equity	3,324,309	5,924,891	6,687,724	1,929,597	(14,542,212)	3,324,309
	$2,859,062	$7,373,240	$10,207,748	$1,967,075	$(14,505,145)	$7,901,980

(1)       Investments include inter-company investment activity. Corp 2 and Subsidiary Guarantors hold $20.6 million and $192.2 million, respectively, of the $212.8 million consolidated net investments.

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

Consolidating Condensed Statement of Cash Flows
Nine Months Ended February 29, 2020
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated
Cash flows from operating activities:
Net income	$731,452	$224,873	$497,208	$22,561	$(744,642)	$731,452
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	—	115,229	49,181	10,851	—	175,261
Amortization of intangible assets and capitalized contract costs	—	97,267	3,838	6,127	—	107,232
Stock-based compensation	96,428	—	—	—	—	96,428
Deferred income taxes	—	8,319	(3,735)	429	—	5,013
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	—	(23,027)	(5,536)	(2,572)	—	(31,135)
Inventories, net	—	(25,914)	8,346	(212)	—	(17,780)
Uniforms and other rental items in service	—	(32,368)	(4,754)	(1,630)	5,020	(33,732)
Prepaid expenses and other current assets and capitalized contract costs	—	(77,609)	(17,543)	(17)	—	(95,169)
Accounts payable	—	24,315	(9,136)	(543)	(365)	14,271
Accrued compensation and related liabilities	—	(20,168)	14,343	1,033	—	(4,792)
Accrued liabilities and other	—	(7,377)	13,777	(2,974)	—	3,426
Income taxes, current	—	(11,863)	(5,733)	1,670	—	(15,926)
Net cash provided by operating activities	827,880	271,677	540,256	34,723	(739,987)	934,549

Cash flows from investing activities:
Capital expenditures	—	(140,144)	(32,026)	(17,209)	—	(189,379)
Purchases of investments	—	(793)	(9,668)	—	—	(10,461)
Proceeds from sale of assets	—	—	—	13,300	—	13,300
Acquisitions of businesses, net of cash acquired	—	(47,777)	—	(73)	—	(47,850)
Other, net	(380,159)	31,121	(359,185)	(33,854)	739,987	(2,090)
Net cash used in investing activities	(380,159)	(157,593)	(400,879)	(37,836)	739,987	(236,480)

Cash flows from financing activities:
Payments of commercial paper, net	—	(112,500)	—	—	—	(112,500)
Proceeds from exercise of stock-based compensation awards	81,547	—	—	—	—	81,547
Dividends paid	(267,941)	—	—	(101)	—	(268,042)
Repurchase of common stock	(261,327)	—	—	—	—	(261,327)
Other, net	—	30	—	—	—	30
Net cash used in financing activities	(447,721)	(112,470)	—	(101)	—	(560,292)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	19	—	19

Net increase (decrease) in cash and cash equivalents	—	1,614	139,377	(3,195)	—	137,796
Cash and cash equivalents at beginning of period	—	54,963	13,151	28,531	—	96,645
Cash and cash equivalents at end of period	$—	$56,577	$152,528	$25,336	$—	$234,441

Consolidating Condensed Statement of Cash Flows
Nine Months Ended February 28, 2019
(In thousands)

	Cintas Corporation	Corp. 2	Subsidiary Guarantors	Non- Guarantors	Eliminations	Cintas Corporation Consolidated

Cash flows from operating activities:
Net income	$658,862	$178,279	$453,598	$18,567	$(650,444)	$658,862
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	—	106,577	47,116	10,687	—	164,380
Amortization of intangible assets and capitalized contract costs	—	91,912	3,801	6,236	—	101,949
Stock-based compensation	105,553	—	—	—	—	105,553
Gain on sale of a cost method investment	—	—	(69,373)	—	—	(69,373)
Gain on sale of business	—	(2,419)	—	—	—	(2,419)
Deferred income taxes	—	16,059	5,654	3,366	—	25,079
Changes in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	—	(51,317)	2,522	(8,027)	(4,280)	(61,102)
Inventories, net	—	(64,014)	1,395	(4,317)	(3,780)	(70,716)
Uniforms and other rental items in service	—	(51,696)	(12,329)	(8,311)	—	(72,336)
Prepaid expenses and other current assets and capitalized contract costs	—	(74,606)	(10,067)	(450)	—	(85,123)
Accounts payable	—	(205,528)	204,336	1,632	(361)	79
Accrued compensation and related liabilities	—	1,832	(4,143)	(1,555)	—	(3,866)
Accrued liabilities and other	—	(274)	4,567	(679)	—	3,614
Income taxes, current	—	7,059	(24,957)	(5,966)	—	(23,864)
Net cash provided by (used in) operating activities	764,415	(48,136)	602,120	11,183	(658,865)	670,717

Cash flows from investing activities:
Capital expenditures	—	(147,744)	(44,151)	(15,910)	—	(207,805)
Purchases of investments	—	(1,938)	(16,356)	—	750	(17,544)
Proceeds from sale of a cost method investment	—	—	73,342	—	—	73,342
Proceeds from sale of business	—	3,200	—	—	—	3,200
Acquisitions of businesses, net of cash acquired	—	(7,403)	—	—	—	(7,403)
Other, net	10,201	(5,216)	(663,791)	(6,113)	658,115	(6,804)
Net cash provided by (used in) investing activities	10,201	(159,101)	(650,956)	(22,023)	658,865	(163,014)

Cash flows from financing activities:
Issuance of commercial paper, net	—	217,500	—	—	—	217,500
Proceeds from exercise of stock-based compensation awards	54,274	—	—	—	—	54,274
Dividends paid	(220,666)	—	—	(94)	—	(220,760)
Repurchase of common stock	(608,224)	—	—	—	—	(608,224)
Other, net	—	(8,088)	—	—	—	(8,088)
Net cash (used in) provided by financing activities	(774,616)	209,412	—	(94)	—	(565,298)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(270)	—	(270)

Net increase (decrease) in cash and cash equivalents	—	2,175	(48,836)	(11,204)	—	(57,865)
Cash and cash equivalents at beginning of period	—	44,499	60,310	33,915	—	138,724
Cash and cash equivalents at end of period	$—	$46,674	$11,474	$22,711	$—	$80,859

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Business Strategy
Cintas helps more than one million businesses of all types and sizes, primarily in the United States, as well as Canada, Latin America, Europe and Asia, get Ready™ to open their doors with confidence every day by providing a wide range of products and services that enhance our customers’ image and help keep their facilities and employees clean, safe and looking their best. With products and services including uniforms, mats, mops, restroom supplies, first aid and safety products, fire extinguishers and testing, and training and compliance courses, Cintas helps customers get Ready for the Workday™.

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

We pursue the strategy of broadening our customer base in several ways. Cintas has a national sales organization introducing all its products and services to prospects in all business segments. Our broad range of products and services allows our sales organization to consider any type of business a prospect. We also broaden our customer base through geographic expansion, especially in our fire protection operating segment. Finally, we evaluate strategic acquisitions as opportunities arise.

Results of Operations
Cintas classifies its business into two reportable operating segments and places the remainder of its operating segments in an All Other category. Cintas’ two reportable operating segments are Uniform Rental and Facility Services and First Aid and Safety Services. The Uniform Rental and Facility Services reportable operating segment consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items. In addition to these rental items, restroom cleaning services and supplies, carpet and tile cleaning services and the sale of items from our catalogs to our customers on route are included within this reportable operating segment. The First Aid and Safety Services reportable operating segment consists of first aid and safety products and services. The remainder of Cintas’ business, which consists of the Fire Protection Services operating segment and the Uniform Direct Sale operating segment, is included in All Other. These operating segments consist of fire protection products and services and the direct sale of uniforms and related items. Revenue and income before income taxes for the three and nine months ended February 29, 2020 and February 28, 2019 for the two reportable operating segments and All Other is presented in Note 12 entitled Segment Information of “Notes to Consolidated Condensed Financial Statements.”

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China, and has since spread to a number of other countries, including the United States. In March 2020, the World Health Organization characterized COVID-19 as a pandemic. Through the nine months ended February 29, 2020, the COVID-19 pandemic did not have a significant impact on our business. However, efforts to contain the spread of COVID-19 have intensified. Several states in the United States, including Ohio, where we are headquartered, have declared states of emergency, and several countries around the world, including the United States, have taken steps to restrict travel. A number of countries, as well as certain states and cities within the United States, have also enacted temporary closures of businesses, issued quarantine orders and taken other restrictive measures in response to the COVID-19 pandemic. Within the United States, our business has been designated an essential business, which allows us to continue to serve customers that remain open.

We have operations throughout the United States and participate in a global supply chain, and the existence of the COVID-19 pandemic, the fear associated with the COVID-19 pandemic and the reactions of governments around the world in response to the COVID-19 pandemic to regulate the flow of labor and products and impede the business of our customers began in March 2020 to impact our ability to conduct normal business operations, which is likely to adversely affect our business. If we need to close any of our facilities or a critical number of our employees become too ill to work, our business operations could be materially adversely affected in a rapid manner. Similarly, if our customers experience adverse business consequences due to the COVID-19 pandemic, including being required to shut down their operations, demand for our services and products could also be materially adversely affected in a rapid manner. The impact of the COVID-19 pandemic is fluid and continues to evolve, and therefore, we cannot predict the extent to which our business, results of operations, financial condition or liquidity will ultimately be impacted.

Consolidated Results
Three Months Ended February 29, 2020 Compared to Three Months Ended February 28, 2019

Total revenue increased 7.6% for the three months ended February 29, 2020, over the same period in the prior fiscal year, from $1,682.3 million to $1,810.6 million. Revenue also increased organically by 5.7% as a result of increased sales volume. Organic growth adjusts for the impact of acquisitions, foreign currency exchange rate fluctuations and workday differences. Total revenue was positively impacted by 0.2% due to acquisitions, 0.1% due to foreign currency exchange rate fluctuations and 1.6% due to one more workday in the three months ended February 29, 2020 compared to the three months ended February 28, 2019.

Uniform Rental and Facility Services reportable operating segment revenue increased 6.6% for the three months ended February 29, 2020, over the same period in the prior fiscal year, from $1,358.3 million to $1,448.0 million. Revenue increased organically by 4.8%. Revenue growth was a result of new business, the penetration of additional products and services into existing customers and price increases, partially offset by lost business. New business growth resulted from an increase in the number and productivity of sales representatives. Generally, sales productivity improvements are due to increased tenure and improved training, which produce a higher number of products and services sold. Revenue growth was positively impacted by 0.1% due to acquisitions, 0.1% due to foreign currency exchange rate fluctuations and 1.6% due to one more workday in the three months ended February 29, 2020, compared to the three months ended February 28, 2019.

Other revenue, consisting of revenue from the First Aid and Safety Services reportable operating segment and All Other, increased 11.9% for the three months ended February 29, 2020, compared to the same period in the prior fiscal year, from $324.0 million to $362.6 million. Revenue increased organically by 9.6%. Revenue growth was positively impacted by 0.6% due to growth derived through acquisitions primarily in our Fire Protection operating segment, which is included in All Other and our First Aid and Safety Services reportable operating segment. In addition, revenue growth was positively impacted by 1.7% due to one more workday in the three months ended February 29, 2020, compared to the three months ended February 28, 2019.

Cost of uniform rental and facility services consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other ancillary items. Cost of uniform rental and facility services increased $36.0 million, or 4.8%, for the three months ended February 29, 2020, compared to the three months ended February 28, 2019. This increase was due to higher Uniform Rental and Facility Services reportable operating segment sales volume.
Cost of other consists primarily of cost of goods sold (predominantly first aid and safety products, uniforms, and fire protection products), delivery expenses and distribution expenses in the First Aid and Safety Services reportable operating segment and All Other. Cost of other increased $23.1 million, or 13.0%, for the three months ended February 29, 2020, compared to the three months ended February 28, 2019. The increase was primarily due to higher sales volume in the First Aid and Safety Services reportable operating segment and All Other.

Selling and administrative expenses increased $33.6 million, but decreased as a percent of revenue to 28.2% for the three months ended February 29, 2020, compared to 28.3% for the same period in the prior fiscal year. The decrease as a percent of revenue was due to efficiencies in labor and employee-partner related expenses.

Operating income was $314.7 million for the three months ended February 29, 2020, compared to $278.3 million for the three months ended February 28, 2019. Operating income was positively impacted by higher sales and lower cost of sales as a percent to revenue for the three months ended February 29, 2020. Operating income in the three months ended February 28, 2019 was negatively impacted by $0.8 million of integration expenses incurred in connection with the G&K acquisition. The after-tax effect of these integration expenses was a negative impact of $0.01 per share on diluted earnings per share.

Net interest expense (interest expense less interest income) was $25.6 million for the three months ended February 29, 2020, compared to $26.7 million for the three months ended February 28, 2019. The decrease was primarily due to the decrease in outstanding commercial paper and the associated variable interest rate.

Cintas’ effective tax rate for continuing operations was 18.9% and 20.1% for the three months ended February 29, 2020 and February 28, 2019, respectively. The effective tax rate in both periods was impacted by certain discrete items, primarily the tax accounting for stock-based compensation.

Net income from continuing operations for the three months ended February 29, 2020 increased $33.6 million, or 16.7%, compared to the three months ended February 28, 2019. Diluted earnings per share from continuing operations was $2.16 for the three months ended February 29, 2020, which was an increase of 18.0% compared to the same period in the prior fiscal year. Diluted earnings per share from continuing operations increased due to the increase in earnings from continuing operations.

Uniform Rental and Facility Services Reportable Operating Segment
Three Months Ended February 29, 2020 Compared to Three Months Ended February 28, 2019

Uniform Rental and Facility Services reportable operating segment revenue increased from $1,358.3 million to $1,448.0 million, or 6.6%, for the three months ended February 29, 2020, over the same period in the prior fiscal year, and the cost of uniform rental and facility services increased $36.0 million, or 4.8%. Revenue increased organically by 4.8%. The reportable operating segment’s gross margin was $663.1 million, or 45.8% of revenue. The gross margin was 90 basis points higher than the prior fiscal year’s third quarter gross margin of 44.9%. The increase in gross margin as a percent to revenue was driven by the increase in revenue and continuous improvements in process efficiency.
Selling and administrative expenses increased $22.0 million, but decreased as a percent of revenue to 27.0%, compared to 27.2% in the third quarter of the prior fiscal year. The decrease as a percent of revenue was primarily due to efficiencies in labor and employee-partner related expenses.

Income before income taxes increased $32.5 million, or 13.6%, for the Uniform Rental and Facility Services reportable operating segment for the three months ended February 29, 2020, compared to the same period in the prior fiscal year. Income before income taxes was 18.8% of the reportable operating segment’s revenue, which was a 120 basis point increase compared to the third quarter of the prior fiscal year of 17.6%. This increase was primarily due to the increase in sales and gross margin and the elimination of G&K integration expenses.

First Aid and Safety Services Reportable Operating Segment
Three Months Ended February 29, 2020 Compared to Three Months Ended February 28, 2019

First Aid and Safety Services reportable operating segment revenue increased from $149.2 million to $170.5 million, or 14.3%, for the three months ended February 29, 2020, over the same period in the prior fiscal year. Revenue also increased organically by 12.5%. Growth was driven by many factors including new business sold by sales representatives, penetration of additional products and services into existing customers and strong customer retention.

Cost of first aid and safety services increased $11.4 million, or 14.7%, for the three months ended February 29, 2020, over the three months ended February 28, 2019, due to higher sales volume. The gross margin as a percent of revenue was 48.0% for the quarter ended February 29, 2020, which was a decrease of 20 basis points compared to the gross margin as a percent of revenue of 48.2% in the same period of the prior fiscal year. The decrease was driven primarily by a change in revenue mix due to the growth in lower margin products, such as safety and personal protective equipment product sales, outpacing growth in higher margin products.

Selling and administrative expenses increased $7.0 million, but decreased as a percent of revenue to 33.6%, compared to 33.7% in the third quarter of the prior fiscal year. The decrease as a percent of revenue was primarily due to efficiencies in labor and employee-partner related expenses.

Income before income taxes for the First Aid and Safety Services reportable operating segment increased $3.1 million to $24.7 million for the three months ended February 29, 2020, compared to the same period in the prior fiscal year, due to the previously discussed growth in revenue and improvement in the selling and administrative expenses as a percentage of revenue. Income before income taxes was 14.5% of the reportable operating segment’s revenue for both the three months ended February 29, 2020 and February 28, 2019.

Consolidated Results
Nine Months Ended February 29, 2020 Compared to Nine Months Ended February 28, 2019

Total revenue increased 7.2% for the nine months ended February 29, 2020, over the same period in the prior fiscal year, from $5,098.6 million to $5,465.5 million. Revenue increased organically by 7.1% as a result of increased sales volume. Organic growth adjusts for the impact of acquisitions and foreign currency exchange rate fluctuations. Total revenue was positively impacted by 0.1% due to acquisitions.

Uniform Rental and Facility Services reportable operating segment revenue increased 6.0% for the nine months ended February 29, 2020, over the same period in the prior fiscal year, from $4,124.0 million to $4,372.5 million. Revenue also increased organically by 6.0%. Revenue growth was a result of new business, the penetration of additional products and services into existing customers and price increases, partially offset by lost business. New business growth resulted from an increase in the number and productivity of sales representatives. Generally, sales productivity improvements are due to increased tenure and improved training, which produce a higher number of products and services sold.

Other revenue, consisting of revenue from the First Aid and Safety Services reportable operating segment and All Other, increased 12.2% for the nine months ended February 29, 2020, compared to the same period in the prior fiscal year, from $974.5 million to $1,093.0 million. Revenue increased organically by 11.7%. Revenue growth was positively impacted by 0.5% due to growth derived through acquisitions primarily in our Fire Protection operating segment, which is included in All Other and our First Aid and Safety Services reportable operating segment.

Cost of uniform rental and facility services consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other ancillary items. Cost of uniform rental and facility services increased $82.0 million, or 3.6%, for the nine months ended February 29, 2020, compared to the nine months ended February 28, 2019. This increase was due to higher Uniform Rental and Facility Services reportable operating segment sales volume.
Cost of other consists primarily of cost of goods sold (predominantly first aid and safety products, uniforms, and fire protection products), delivery expenses and distribution expenses in the First Aid and Safety Services reportable operating segment and All Other. Cost of other increased $64.1 million, or 11.9%, for the nine months ended February 29, 2020, compared to the nine months ended February 28, 2019. The increase was primarily due to higher sales volume in the First Aid and Safety Services reportable operating segment and All Other.

Selling and administrative expenses increased $98.3 million, or 6.7%, but decreased as a percent of revenue from 28.9% to 28.7% for the nine months ended February 29, 2020, compared to the same period in the prior fiscal year. The decrease as a percent of revenue was due to efficiencies in labor and employee-partner related expenses.

Operating income was $955.3 million for the nine months ended February 29, 2020, compared to $819.1 million for the nine months ended February 28, 2019. Operating income was positively impacted by higher sales and lower cost of sales as a percent to revenue for the nine months ended February 29, 2020. Operating income in the nine months ended February 28, 2019 was negatively impacted by $13.5 million of integration expenses incurred in connection with the G&K acquisition. The after-tax effect of these integration expenses was a negative impact of $0.09 per share on diluted earnings per share.

During the nine months ended February 28, 2019, Cintas sold a cost method investment for $73.3 million, resulting in a pre-tax gain of $69.4 million. For the nine months ended February 28, 2019, the after-tax effect of the gain represents a positive impact of $0.47 per share on diluted earnings per share.

Net interest expense (interest expense less interest income) was $78.6 million for the nine months ended February 29, 2020, compared to $75.0 million for the nine months ended February 28, 2019. The increase was primarily due to interest incurred on commercial paper borrowings and the term loan during the nine months ended February 29, 2020.

Cintas’ effective tax rate for continuing operations was 16.5% and 19.3% for the nine months ended February 29, 2020 and February 28, 2019, respectively. The effective tax rate in both periods was impacted by certain discrete items, primarily the tax accounting for stock-based compensation.

Net income from continuing operations for the nine months ended February 29, 2020, increased $75.3 million, or 11.5%, compared to the nine months ended February 28, 2019. Diluted earnings per share from continuing operations was $6.76 for the nine months ended February 29, 2020, which was an increase of 14.4% compared to the same period in the prior fiscal year. Diluted earnings per share from continuing operations increased due to the increase in earnings from continuing operations and a decrease in the diluted average shares outstanding.

Uniform Rental and Facility Services Reportable Operating Segment
Nine Months Ended February 29, 2020 Compared to Nine Months Ended February 28, 2019

Uniform Rental and Facility Services reportable operating segment revenue increased from $4,124.0 million to $4,372.5 million, or 6.0%, for the nine months ended February 29, 2020, over the same period in the prior fiscal year, and the cost of uniform rental and facility services increased $82.0 million, or 3.6%. Revenue increased organically by 6.0%. The reportable operating segment’s gross margin was $2,034.0 million, or 46.5% of revenue. The gross margin was 120 basis points higher than the prior fiscal year’s gross margin of 45.3% for the nine months ended February 28, 2019. The increase in gross margin as a percent to revenue was driven by the increase in revenue and continuous improvements in process efficiency.
Selling and administrative expenses increased $66.5 million, but decreased as a percent of revenue from 27.7% to 27.6% for the nine months ended February 29, 2020. The decrease was primarily due to lower labor and employee-partner related expenses, as a percent of revenue.

Income before income taxes increased $113.4 million, or 15.9%, for the Uniform Rental and Facility Services reportable operating segment for the nine months ended February 29, 2020, compared to the same period in the prior fiscal year. Income before income taxes was 18.9% of the reportable operating segment’s revenue, which was a 160 basis point increase compared to 17.3% for the nine months ended February 28, 2019. This increase was primarily due to the increase in sales and gross margin and the elimination of G&K integration expenses.

First Aid and Safety Services Reportable Operating Segment
Nine Months Ended February 29, 2020 Compared to Nine Months Ended February 28, 2019

First Aid and Safety Services reportable operating segment revenue increased from $455.9 million to $512.3 million, or 12.4%, for the nine months ended February 29, 2020, over the same period in the prior fiscal year. Revenue increased organically by 12.3% as a result of increased sales volume. Revenue growth was positively impacted by 0.1% due to growth derived through acquisitions. Growth was driven by many factors including new business sold by sales representatives, penetration of additional products and services into existing customers and strong customer retention.

Cost of first aid and safety services increased $27.1 million, or 11.5%, for the nine months ended February 29, 2020, over the nine months ended February 28, 2019, due to higher sales volume. The gross margin as a percent of revenue was 48.5% for the nine months ended February 29, 2020, which was an increase of 50 basis points compared to the gross margin as a percent of revenue of 48.0% in the same period of the prior fiscal year. The increase was driven primarily by improved sourcing, leveraging of existing warehouses and optimization of delivery routes.

Selling and administrative expenses increased $20.1 million, and increased as a percent of revenue to 34.0%, compared to 33.8% for the nine months ended February 28, 2019. The increase was primarily due to higher labor and employee-partner related expenses, particularly medical expense, as a percent of revenue.

Income before income taxes for the First Aid and Safety Services reportable operating segment increased $9.2 million to $74.1 million for the nine months ended February 29, 2020, compared to the same period in the prior fiscal year, due to the previously discussed growth in revenue and improvement in the gross margin percentage. Income before income taxes, at 14.5% of the reportable operating segment’s revenue, was a 30 basis point increase compared to the same period of the prior fiscal year due to the reasons previously mentioned.

Liquidity and Capital Resources
The following is a summary of our cash flows and cash and cash equivalents as of and for the nine months ended February 29, 2020 and February 28, 2019:

(In thousands)	2020	2019

Net cash provided by operating activities	$934,549	$670,717
Net cash used in investing activities	$(236,480)	$(163,014)
Net cash used in financing activities	$(560,292)	$(565,298)

Cash and cash equivalents at the end of the period	$234,441	$80,859

Cash and cash equivalents as of February 29, 2020 and February 28, 2019 include $25.3 million and $22.7 million, respectively, that is located outside of the United States.
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
Net cash provided by operating activities was $934.5 million for the nine months ended February 29, 2020, an increase of $263.8 million compared to the nine months ended February 28, 2019. The increase was primarily the result of increased net income and favorable changes in working capital, specifically inventories, accounts receivable and accounts payable.
Net cash used in investing activities includes capital expenditures, purchases of investments, proceeds from the sale of assets and cost method investments and cash paid for acquisitions of businesses. Capital expenditures were $189.4 million and $207.8 million for the nine months ended February 29, 2020 and February 28, 2019, respectively. Capital expenditures in fiscal 2020 primarily relate to expansion efforts in the Uniform Rental and Facility Services reportable operating segment, representing $151.9 million of the current fiscal year amount. Cash paid for acquisitions of businesses was $47.9 million and $7.4 million for the nine months ended February 29, 2020 and February 28, 2019, respectively. The acquisitions during the nine months ended February 29, 2020 occurred in our Uniform Rental and Facility Services reportable operating segment, our First Aid and Safety Services reportable operating segment and our Fire Protection operating segment, which is included in All Other. Also, during the nine months ended February 29, 2020, the Company received proceeds of $13.3 million from the sale of assets and during the nine months ended February 28, 2019, received proceeds of $73.3 million from the sale of a cost method investment and $3.2 million from the sale of a business. Net cash used in investing activities also includes $10.5 million and $17.5 million from purchases of investments during the nine months ended February 29, 2020 and February 28, 2019, respectively.
Net cash used in financing activities was $560.3 million and $565.3 million for the nine months ended February 29, 2020 and February 28, 2019, respectively. On August 2, 2016, we announced that the Board of Directors authorized a $500.0 million share buyback program, which did not have an expiration date. During the first half of fiscal 2019, under the August 2, 2016 plan, we purchased a total of 2.1 million shares of Cintas common stock at an average price of $192.55 for a total purchase price of $410.0 million, which completed the August 2, 2016 buyback program. On October 30, 2018, we announced that the Board of Directors authorized a $1.0 billion share buyback program, which does not have an expiration date. During the nine months ended February 28, 2019, under this program, we purchased 0.8 million shares of Cintas common stock at an average price of $170.87 for a total purchase price of $136.6 million. During the nine months ended February 29, 2020, under the October 30, 2018 program, we purchased 0.8 million shares of Cintas common stock at an average price of $230.66 for a total purchase price of $193.1 million. Additionally, on October 29, 2019, we announced that the Board of Directors authorized a new $1.0 billion share buyback program, which does not have an expiration date. There have been no share buybacks under this new share buyback program. In the period subsequent to February 29, 2020, through March 31, 2020, under the October 30, 2018 share buyback program, we purchased 0.8 million shares of Cintas common stock at an average price of $263.07 per share for a total purchase price of $202.6 million. From the inception of the October 30, 2018 share buyback plan through March 31, 2020, Cintas has purchased a total of 4.3 million shares of Cintas common stock at an average price of $219.40 for a total purchase price of $939.1 million. In addition, for the nine months ended February 29, 2020, Cintas acquired 0.3 million shares of Cintas common stock for employee payroll taxes due on restricted stock awards that vested during the nine months ended February 29, 2020. These shares were acquired at an average price of $261.48 per share for a total purchase price of $68.4 million.
During the nine months ended February 29, 2020, Cintas made payments of $112.5 million, net on commercial paper borrowings, and during the nine months ended February 28, 2019, issued $217.5 million, net, of commercial paper borrowings.

The following table summarizes Cintas' outstanding debt:

(In thousands)	Interest Rate		Fiscal Year Issued	Fiscal Year Maturity	February 29, 2020	May 31, 2019

Debt due within one year
Commercial paper	2.68%	(1)	2019	2020	$—	$112,500
Term loan	2.25%	(2)	2019	2020	200,000	200,000
Debt issuance costs					(200)	(236)
Total debt due within one year					$199,800	$312,264

Debt due after one year
Senior notes	4.30%		2012	2022	$250,000	$250,000
Senior notes	2.90%		2017	2022	650,000	650,000
Senior notes	3.25%		2013	2023	300,000	300,000
Senior notes (3)	2.78%		2013	2023	51,359	51,684
Senior notes (4)	3.11%		2015	2025	51,721	51,973
Senior notes	3.70%		2017	2027	1,000,000	1,000,000
Senior notes	6.15%		2007	2037	250,000	250,000
Debt issuance costs					(13,924)	(16,150)
Total debt due after one year					$2,539,156	$2,537,507
(1)    Variable rate debt instrument. The rate presented is the variable borrowing rate at May 31, 2019.
(2)    Variable rate debt instrument. The rate presented is the variable borrowing rate at February 29, 2020.
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
The credit agreement that supports our commercial paper program was amended and restated on May 24, 2019. The amendment increased the capacity of the revolving credit facility from $600.0 million to $1.0 billion and created a new term loan of $200.0 million. The credit agreement has an accordion feature that provides Cintas the ability to request increases to the borrowing commitments under either the revolving credit facility or the term loan of up to $250.0 million in the aggregate, subject to customary conditions. The maturity date of the revolving credit facility is May 23, 2024, and the maturity date of the term loan is May 23, 2020, which can be extended 12 months, annually, for up to four years. We intend to extend the term loan for 12 months subject to the agreement of our lenders. As of February 29, 2020, there was no commercial paper outstanding and no borrowings on our revolving credit facility. As of May 31, 2019, there was $112.5 million of commercial paper outstanding and no borrowings on our revolving credit facility.

Cintas has certain covenants related to debt agreements. These covenants limit our ability to incur certain liens, to engage in sale-leaseback transactions and to merge, consolidate or sell all or substantially all of Cintas' assets. These covenants also require Cintas to maintain certain debt to earnings before interest, taxes, depreciation and amortization (EBITDA) and interest coverage ratios. Cross-default provisions exist between certain debt instruments. If a default of a significant covenant were to occur, the default could result in an acceleration of the maturity of the indebtedness, impair liquidity and limit the ability to raise future capital. As of February 29, 2020, Cintas was in compliance with all debt covenants.

Our access to the commercial paper and long-term debt markets has historically provided us with sources of liquidity.  We do not anticipate having difficulty in obtaining financing from those markets in the future in view of our favorable experiences in the debt markets in the recent past. However, the recent COVID-19 outbreak, which has caused disruption in the capital markets, could make financing more difficult and/or expensive. Additionally, our ability to continue to access the commercial paper and long-term debt markets on favorable interest rate and other terms will depend, to a significant degree, on the ratings assigned by the credit rating agencies to our indebtedness. As of February 29, 2020, our ratings were as follows:

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements.  Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “predicts,” “projects,” “plans,” “expects,” “intends,” “target,” “forecast,” “believes,” “seeks,” “could,” “should,” “may” and “will” or the negative versions thereof and similar words, terms and expressions and by the context in which they are used. Such statements are based upon current expectations of Cintas and speak only as of the date made. You should not place undue reliance on any forward-looking statement. We cannot guarantee that any forward-looking statement will be realized. These statements are subject to various risks, uncertainties, potentially inaccurate assumptions and other factors that could cause actual results to differ from those set forth in or implied by this Quarterly Report. Factors that might cause such a difference include, but are not limited to, risks inherent with the G&K transaction in the achievement of cost synergies and the timing thereof, including whether the transaction will be accretive and within the expected timeframe and the actual amounts of future integration expenses; the possibility of greater than anticipated operating costs including energy and fuel costs; lower sales volumes; loss of customers due to outsourcing trends; the performance and costs of integration of acquisitions, including G&K; fluctuations in costs of materials and labor including increased medical costs; costs and possible effects of union organizing activities; failure to comply with government regulations concerning employment discrimination, employee pay and benefits and employee health and safety; the effect on operations of exchange rate fluctuations, tariffs and other political, economic and regulatory risks; uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation; the cost, results and ongoing assessment of internal controls for financial reporting required by the Sarbanes-Oxley Act of 2002; the effect of new accounting pronouncements; costs of our SAP system implementation; disruptions caused by the inaccessibility of computer systems data, including cybersecurity risks; the initiation or outcome of litigation, investigations or other proceedings; higher assumed sourcing or distribution costs of products; the disruption of operations from catastrophic or extraordinary events, including viral pandemics such as the COVID-19 coronavirus; the amount and timing of repurchases of our common stock, if any; changes in federal and state tax and labor laws; and the reactions of competitors in terms of price and service. Cintas undertakes no obligation to publicly release any revisions to any forward-looking statements or to otherwise update any forward-looking statements whether as a result of new information or to reflect events, circumstances or any other unanticipated developments arising after the date on which such statements are made. A further list and description of risks, uncertainties and other matters can be found in our Annual Report on Form 10-K for the year ended May 31, 2019 and in our reports on Forms 10-Q and 8-K. The risks and uncertainties described herein are not the only ones we may face. Additional risks and uncertainties presently not known to us, or that we currently believe to be immaterial, may also harm our business.

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

ITEM 4.                    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

With the participation of Cintas’ management, including Cintas’ Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, Cintas has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of February 29, 2020.  Based on such evaluation, Cintas’ management, including Cintas’ Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, has concluded that Cintas’ disclosure controls and procedures were effective as of February 29, 2020, in ensuring (i) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is accumulated and communicated to Cintas’ management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in Cintas’ internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended February 29, 2020, that have materially affected, or are reasonably likely to materially affect, Cintas' internal control over financial reporting.

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

ITEM 1A.                     RISK FACTORS

The following disclosure modifies the discussion of certain risks and uncertainties previously disclosed in our Annual Report on Form 10-K for the year ended May 31, 2019. These risks and uncertainties, along with those previously disclosed, could materially adversely affect our business or financial results. Additional risks and uncertainties that are not presently known to us or that we deem immaterial may also impact our business or financial results.

Negative global economic factors may adversely affect our financial performance.
Negative economic conditions, in North America and our other markets, may adversely affect our financial performance. Higher levels of unemployment, inflation, tax rates and other changes in tax laws and other economic factors, including the potential negative impact of viral pandemics such as the COVID-19 coronavirus, could adversely affect the demand for Cintas’ products and services. Increases in labor costs, including the cost to provide employee-partner related healthcare benefits, minimum wages, labor shortages or shortages of skilled labor, regulations regarding the classification of employees and/or their eligibility for overtime wages, higher material costs for items such as fabrics and textiles, the inability to obtain insurance coverage at cost-effective rates, higher interest rates, inflation, higher tax rates and other changes in tax laws and other economic factors could increase our costs of rental uniforms and facility services, cost of other services and selling and administrative expenses. As a result, these factors could adversely affect our sales and consolidated results of operations.

Changes in the fuel and energy industry could adversely affect our financial condition and results of operations.
The price of fuel and energy needed to run our vehicles and equipment is unpredictable and fluctuates based on events outside our control, including geopolitical developments, supply and demand for fuel and other energy related products, actions by energy producers, war and unrest in oil producing countries, regional production patterns, limits on refining capacities, natural disasters, environmental concerns and viral pandemics such as the COVID-19 coronavirus. Increases in fuel and energy costs could adversely affect our consolidated financial condition and consolidated results of operations.

Risks associated with the suppliers from whom our products are sourced could adversely affect our results of operations.
The products we sell are sourced from a wide variety of domestic and international suppliers. Global sourcing of many of the products we sell is an important factor in our financial performance. We require all our suppliers to comply with applicable laws, including labor and environmental laws, and otherwise be certified as meeting our required supplier standards of conduct. Our ability to find qualified suppliers who meet our standards, and to access products in a timely and efficient manner is a significant challenge, especially with respect to suppliers located and goods sourced outside the United States. Political and economic stability in the countries in which foreign suppliers are located, the financial stability of suppliers, suppliers' failure to meet our supplier standards, labor problems experienced by our suppliers, the availability of raw materials to suppliers, currency exchange rates, transport availability and cost, inflation and other factors relating to the suppliers and the countries in which they are located are beyond our control. In addition, U.S. and foreign trade policies, tariffs and other impositions on imported goods, trade sanctions imposed on certain countries, the limitation on the importation of certain types of goods or of goods containing certain materials from other countries and other factors relating to foreign trade are beyond our control. These and other factors, including the potential negative impact of viral pandemics such as the COVID-19 coronavirus affecting our suppliers and our access to products could adversely affect our consolidated results of operations.

Unexpected events could negatively impact our operations and adversely affect our results of operations.
Unexpected events, including fires or explosions at facilities, severe weather conditions, natural disasters such as hurricanes and tornadoes, war or terrorist activities, unplanned outages, viral pandemics such as the COVID-19 coronavirus, supply disruptions, failure of equipment or systems or changes in laws and/or regulations impacting our businesses, could adversely affect our consolidated results of operations. These events could result in customer disruption, including the shutdown of our customers' facilities and operations, physical damage to one or more key operating facilities, the temporary closure of one or more key operating facilities or the temporary disruption of information systems. In addition, negative publicity, whether warranted or not, impacting brand image perception could adversely affect our consolidated results of operations.

ITEM 2.                     UNREGISTERED SALES OF EQUITY
SECURITIES AND USE OF PROCEEDS

Period (In millions, except share and per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan (1)	Maximum approximate dollar value of shares that may yet be purchased under the plan (1)

December 1 - 31, 2019 (2)	135	$268.36	—	$1,263.5
January 1 - 31, 2020 (3)	8,190	$276.97	—	$1,263.5
February 1 - 29, 2020 (4)	796	$292.62	—	$1,263.5
Total	9,121	$278.21	—	$1,263.5

(1)   On October 30, 2018, Cintas announced that the Board of Directors authorized a $1.0 billion share buyback program, which does not have an expiration date. From the inception of the October 30, 2018 share buyback program through February 29, 2020, Cintas has purchased a total of 3.5 million shares of Cintas common stock at an average price of $209.82 per share for a total purchase price of $736.5 million. Additionally, on October 29, 2019, Cintas announced that the Board of Directors authorized a new $1.0 billion share buyback program, which does not have an expiration date. Cintas has not made any purchases under the October 29, 2019 share buyback program through February 29, 2020.
(2)  During December 2019, Cintas acquired 135 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $268.36 per share for a total purchase price of less than $0.1 million.
(3)  During January 2020, Cintas acquired 8,190 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $276.97 per share for a total purchase price of $2.3 million.
(4)  During February 2020, Cintas acquired 796 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $292.62 per share for a total purchase price of $0.2 million.

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

CINTAS CORPORATION
(Registrant)

Date:	March 31, 2020	/s/	J. Michael Hansen

J. Michael Hansen
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)