Form 10-K
period 2020-05-31
CINTAS CORP
filed 2020-07-29
CIK 723254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	May 31, 2020
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-11399
Cintas Corporation
(Exact name of registrant as specified in its charter)

Washington	31-1188630
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification Number)

6800 Cintas Boulevard
P.O. Box 625737
Cincinnati,	Ohio	45262-5737
(Address of Principal Executive Offices)		(Zip Code)
Registrant's Telephone Number, Including Area Code: (513) 459-1200
Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, no par value	CTAS	The NASDAQ Stock Market LLC
(NASDAQ Global Select Market)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	☒	No	☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	☐	No	☒
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

Yes	☒	No	☐
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.762(b)) by the registered public accounting firm that prepared or issued is audit report.

Yes	☒	No	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	☐	No	☒
The aggregate market value of the Registrant's Common Stock held by non-affiliates as of November 29, 2019, was $26,657,809,636 based on a closing sale price of $257.06 per share. As of June 30, 2020, 186,894,602 shares of the Registrant's Common Stock were issued and 103,499,012 shares were outstanding.
Documents Incorporated by Reference
Portions of the Registrant's Proxy Statement to be filed with the Commission for its 2020 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

Cintas Corporation

Part I

Item 1.  Business
Cintas Corporation (Cintas, Company, we, us or our), a Washington corporation, helps more than one million businesses of all types and sizes, primarily in the United States (U.S.), as well as Canada, Latin America, Europe and Asia, get READY™ to open their doors with confidence every day by providing a wide range of products and services that enhance our customers’ image and help keep their facilities and employees clean, safe and looking their best. With products and services including uniforms, mats, mops, restroom supplies, first aid and safety products, fire extinguishers and testing, and training and compliance courses, Cintas helps customers get Ready for the Workday®. Cintas was founded in 1968 by Richard T. Farmer, currently the Chairman Emeritus of the Board of Directors, when he left his family's industrial laundry business in order to develop uniform programs using an exclusive new fabric. In the early 1970's, Cintas acquired the family industrial laundry business. Over the years, Cintas developed additional products and services that complemented its core uniform business and broadened the scope of products and services available to its customers.

Cintas’ reportable operating segments are the Uniform Rental and Facility Services operating segment and the First Aid and Safety Services operating segment. The Uniform Rental and Facility Services reportable operating segment consists of the rental and servicing of uniforms and other garments, including flame resistant clothing, mats, mops and shop towels and other ancillary items. In addition to these rental items, restroom cleaning services and supplies, carpet and tile cleaning services and the sale of items from our catalogs to our customers on route are included within this reportable operating segment. The First Aid and Safety Services reportable operating segment consists of first aid and safety products and services. The remainder of Cintas’ business, which consists of the Fire Protection Services operating segment and the Uniform Direct Sale operating segment, is included in All Other.

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China, and has since spread globally. In March 2020, the World Health Organization characterized COVID-19 as a pandemic. Through the first three quarters of fiscal 2020, the COVID-19 pandemic did not have a significant impact on our business. However, efforts to contain the spread of COVID-19 intensified during our fiscal 2020 fourth quarter. Most states and municipalities within the U.S. enacted temporary closures of businesses, issued quarantine orders and took other restrictive measures in response to the COVID-19 pandemic. Within the U.S., our business has been designated an essential business, which allows us to continue to serve customers that remain open.

We have operations throughout the U.S. and participate in a global supply chain. During the fourth quarter of fiscal 2020, the existence of the COVID-19 pandemic, the fear associated with the COVID-19 pandemic and the reactions of governments around the world in response to the COVID-19 pandemic to regulate the flow of labor and products and impede the business of our customers, impacted our ability to conduct normal business operations, which had an adverse effect on our business. If we need to close any of our facilities or a critical number of our employees become too ill to work, our business operations could be materially adversely affected in a rapid manner. Similarly, if our customers experience adverse business consequences due to the COVID-19 pandemic, including being required to shut down their operations, demand for our services and products could also be materially adversely affected in a rapid manner. The impact of the COVID-19 pandemic is fluid and continues to evolve, and therefore, we cannot predict the extent to which our business, results of operations, financial condition or liquidity will ultimately be impacted. For more information, see the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors” within this Annual Report on Form 10-K.

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

The following table sets forth Cintas' total revenue and the revenue derived from each reportable operating segment and the remaining operating segments included in the All Other category for the fiscal years ended May 31:

(In thousands)	2020	2019	2018

Uniform Rental and Facility Services	$5,643,494	$5,552,430	$5,247,124
First Aid and Safety Services	708,569	619,470	564,706
All Other	733,057	720,403	664,802
Total Revenue	$7,085,120	$6,892,303	$6,476,632

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

Within the Uniform Rental and Facility Services reportable operating segment, Cintas provides its products and services to customers via local delivery routes originating from rental processing plants and branches. Within the First Aid and Safety Services reportable operating segment and All Other, Cintas provides its products and services via its distribution network and local delivery routes or local representatives. At May 31, 2020, Cintas, in total, had approximately 11,100 local delivery routes, 472 operational facilities and 12 distribution centers, and Cintas employed approximately 40,000 employee-partners, of which approximately 1,200 were represented by labor unions.

Cintas sources finished products from many outside suppliers. In addition, Cintas operates five manufacturing facilities that provide for standard uniform needs. Cintas purchases fabric, used in the manufacturing of its products, from several suppliers. Cintas is not aware of any circumstances that would hinder its ability to continue obtaining these materials.

Cintas is subject to various environmental laws and regulations, as are other companies in the uniform rental industry. While environmental compliance is not a material component of its costs, Cintas must incur capital expenditures and associated operating costs, primarily for water treatment and waste removal, on a regular basis. Environmental spending related to water treatment and waste removal was approximately $20 million in fiscal 2020, approximately $21 million in fiscal 2019 and approximately $20 million in fiscal 2018. Capital expenditures to limit or monitor hazardous substances totaled approximately $3 million in fiscal 2020, approximately $10 million in fiscal 2019 and approximately $2 million in fiscal 2018.

Cintas uses its corporate website, www.cintas.com, as a channel for routine distribution of important information, including news releases, analyst presentations and financial information. Cintas files with or furnishes to the Securities and Exchange Commission (SEC) Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports, as well as proxy statements and annual reports to shareholders, and, from time to time, other documents. The reports and other documents filed with or furnished to the SEC are available to investors on or through our corporate website free of charge as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. The SEC maintains an internet site located at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers, such as Cintas, that file electronically with the SEC. Cintas' SEC filings can be found on the Investors page of its website at www.cintas.com/investors/financials.aspx and its Code of Conduct and Business Ethics can be found on the About Us page of its website at www.cintas.com/company. These documents are available in print to any shareholder who requests a copy by writing or calling Cintas as set forth on the Investor Information page. The content on any website referred to in this Annual Report on Form 10-K is not incorporated by reference into this Form 10-K unless expressly noted.

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

This Annual Report on Form 10-K contains forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements. Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “predicts,” “projects,” “plans,” “expects,” “intends,” “target,” “forecast,” “believes,” “seeks,” “could,” “should,” “may” and “will” or the negative versions thereof and similar words, terms and expressions and by the context in which they are used. Such statements are based upon current expectations of Cintas and speak only as of the date made. You should not place undue reliance on any forward-looking statement. We cannot guarantee that any forward-looking statement will be realized. These statements are subject to various risks, uncertainties, potentially inaccurate assumptions and other factors that could cause actual results to differ from those set forth in or implied by this Annual Report. Factors that might cause such a difference include, but are not limited to, the possibility of greater than anticipated operating costs including energy and fuel costs; lower sales volumes; loss of customers due to outsourcing trends; the performance and costs of integration of acquisitions; fluctuations in costs of materials and labor including increased medical costs; costs and possible effects of union organizing activities; failure to comply with government regulations concerning employment discrimination, employee pay and benefits and employee health and safety; the effect on operations of exchange rate fluctuations, tariffs and other political, economic and regulatory risks; uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation; the cost, results and ongoing assessment of internal controls for financial reporting required by the Sarbanes-Oxley Act of 2002; the effect of new accounting pronouncements; disruptions caused by the inaccessibility of computer systems data, including cybersecurity risks; the initiation or outcome of litigation, investigations or other proceedings; higher assumed sourcing or distribution costs of products; the disruption of operations from catastrophic or extraordinary events including viral pandemics such as the COVID-19 coronavirus; the amount and timing of repurchases of our common stock, if any; changes in federal and state tax and labor laws; and the reactions of competitors in terms of price and service. Cintas undertakes no obligation to publicly release any revisions to any forward-looking statements or to otherwise update any forward-looking statements whether as a result of new information or to reflect events, circumstances or any other unanticipated developments arising after the date on which such statements are made, except otherwise as required by law. The risks and uncertainties described herein are not the only ones we may face. Additional risks and uncertainties presently not known to us or that we currently believe to be immaterial may also harm our business.

Negative global economic factors, including the COVID-19 pandemic, may adversely affect our financial performance.
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

The COVID-19 pandemic has created widespread disruption in the global economy and is having an adverse impact on our consolidated results of operations and financial performance, as well as on the results of operations and financial performance of many of the customers and suppliers in industries that we serve and operate. The duration of the pandemic itself and the market and workplace disruptions it has caused, including disruptions imposed by federal, state and local actions, as well as the potential for new government regulations, and the long-term effects on the economy and our customers are uncertain and as yet unknowable. These factors, as they become more certain, could adversely affect our workforce, sales and overall business. Furthermore, the ultimate impact of the COVID-19 pandemic on our consolidated results of operations and financial performance depends on many factors that are not within our control, including, but not limited to: governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic and actions taken in response on global and regional economies; the availability of federal, state or local funding programs; general economic uncertainty in key financial markets and financial market volatility; global economic conditions and levels of economic growth; and the pace of recovery when the COVID-19 pandemic subsides. We are unable to predict the extent to which the pandemic and related impacts will continue to adversely impact our business operations, financial performance, consolidated results of operations, consolidated financial position and the achievement of our strategic objectives.

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

Risks associated with our acquisition practice could adversely affect our consolidated results of operations.
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

Changes in the fuel and energy industry could adversely affect our consolidated financial condition and consolidated results of operations.
The price of fuel and energy needed to run our vehicles and equipment is unpredictable and fluctuates based on events outside our control, including geopolitical developments, supply and demand for fuel and other energy related products, actions by energy producers, war and unrest in oil producing countries, regional production patterns, limits on refining capacities, natural disasters, environmental concerns and viral pandemics such as COVID-19. Increases in fuel and energy costs could adversely affect our consolidated financial condition and consolidated results of operations.

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

Risks associated with the suppliers from whom our products are sourced could adversely affect our consolidated results of operations.
The products we sell are sourced from a wide variety of domestic and international suppliers. Global sourcing of many of the products we sell is an important factor in our financial performance. We require all our suppliers to comply with applicable laws, including labor and environmental laws, and otherwise be certified as meeting our required supplier standards of conduct. Our ability to find qualified suppliers who meet our standards, and to access products in a timely and efficient manner is a significant challenge, especially with respect to suppliers located and goods sourced outside the U.S. Political and economic stability in the countries in which foreign suppliers are located, the financial stability of suppliers, suppliers' failure to meet our supplier standards, labor problems experienced by our suppliers, the availability of raw materials to suppliers, currency exchange rates, transport availability and cost, inflation and other factors relating to the suppliers and the countries in which they are located are beyond our control. In addition, U.S. and foreign trade policies, tariffs and other impositions on imported goods, trade sanctions imposed on certain countries, the limitation on the importation of certain types of goods or of goods containing certain materials from other countries and other factors relating to foreign trade are beyond our control. These and other factors, including the potential negative impact of viral pandemics such as COVID-19 affecting our suppliers and our access to products could adversely affect our consolidated results of operations.

Fluctuations in foreign currency exchange could adversely affect our consolidated financial condition and consolidated results of operations.
We earn revenue, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar, primarily the Canadian dollar. In fiscal years 2020, 2019 and 2018, revenue denominated in currencies other than the U.S. dollar represented less than 10% of our consolidated revenue. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenue, income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, fluctuations in the value of the U.S. dollar against other major currencies, particularly in the event of significant increases in foreign currency revenue, will impact our revenue and operating income and the value of balance sheet items denominated in foreign currencies. This impact could adversely affect our consolidated financial condition and consolidated results of operations.

Failure to comply with federal and state regulations to which we are subject could result in penalties or costs that could adversely affect our consolidated results of operations.
Our business is subject to complex and stringent state and federal regulations, including employment laws and regulations, minimum wage requirements, overtime requirements, working condition requirements, citizenship requirements, transportation and other laws and regulations. In particular, we are subject to the regulations promulgated by the U.S. Department of Transportation (USDOT) and under the Occupational Safety and Health Act of 1970, as amended (OSHA). We have incurred, and will continue to incur, capital and operating expenditures and other costs in the ordinary course of our business in complying with the USDOT, OSHA and other laws and regulations to which we are subject. Changes in laws, regulations and the related interpretations, including any laws or regulations that may be enacted by the current U.S. presidential administration and Congress, may alter the landscape in which we do business and may affect our costs of doing business. The impact of new laws and regulations cannot be predicted. Compliance with new laws and regulations may increase our operating costs or require significant capital expenditures. Any failure to comply with applicable laws or regulations could result in substantial fines by government authorities, payment of damages to private litigants, or possible revocation of our authority to conduct our operations, which could adversely affect our ability to service customers and our consolidated results of operations.

We are subject to legal proceedings that may adversely affect our consolidated financial condition and consolidated results of operations.
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

Compliance with environmental laws and regulations could result in significant costs that adversely affect our consolidated results of operations.
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

We rely extensively on computer systems, including third-party systems, to process transactions, maintain information and manage our businesses. Disruptions in the availability of computer systems due to implementation of a new system or otherwise, or privacy breaches involving computer systems, could impact our ability to service our customers and adversely affect our sales, consolidated results of operations and reputation and expose us to litigation risk.
Our businesses rely on various computer systems, including third-party systems, to provide customer information, process customer transactions and provide other general information necessary to manage our businesses. We have an active disaster recovery plan in place that is frequently reviewed and tested. However, our computer systems are subject to damage or interruption due to system conversions, such as our current conversion to SAP enterprise system, power outages, computer or telecommunication failures, catastrophic events such as fires, tornadoes and hurricanes and usage errors by our employees. Although we believe that we have adopted appropriate measures to mitigate potential risks to our technology and our operations from these information technology-related and other potential disruptions, given the unpredictability of the timing, nature and scope of such disruptions, we could potentially be subject to production downtimes, operational delays and interruptions in our ability to provide products and services to our customers. Any disruption caused by the unavailability of our computer systems could adversely affect our sales, could require us to make a significant investment to fix or replace them and, therefore, could adversely affect our consolidated results of operations. In addition, cyber-

security attacks are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and corruption of data. If the network of security controls, policy enforcement mechanisms and monitoring systems to address these threats to our technology fails, the compromising of confidential or otherwise protected Company, customer, or employee information, destruction or corruption of data, security breaches, or other manipulation or improper use of our systems and networks could result in financial losses from remedial actions, loss of business or potential liability and damage to our reputation.

We also rely on software applications, enterprise cloud storage systems and cloud computing services provided by third-party vendors for certain information technology services, including our SAP enterprise system, payroll data, risk management data and lease data. If these third-party vendors, as well as our suppliers and other vendors, experience service interruptions or damage, security breaches, cyber-attacks, computer viruses, ransomware or other similar events or intrusions, our business and our consolidated results of operations may be adversely affected.

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

Unexpected events could negatively impact our operations and adversely affect our consolidated results of operations.
Unexpected events, including fires or explosions at facilities, severe weather conditions, natural disasters such as hurricanes and tornadoes, war or terrorist activities, unplanned outages, viral pandemics such as COVID-19, supply disruptions, failure of equipment or systems or changes in laws and/or regulations impacting our businesses, could adversely affect our consolidated results of operations. These events could result in customer disruption, physical damage to one or more key operating facilities, the temporary closure of one or more key operating facilities or the temporary disruption of information systems. In addition, negative publicity, whether warranted or not, impacting brand image perception could adversely affect our consolidated results of operations.

We may recognize impairment charges, which could adversely affect our consolidated financial condition and consolidated results of operations.
We assess our goodwill and other intangible assets and our long-lived assets for impairment when required by U.S. Generally Accepted Accounting Principles (U.S. GAAP). These accounting principles require that we record an impairment charge if circumstances indicate that the asset carrying values exceed their estimated fair values. The estimated fair value of these assets is impacted by, but not limited to, macroeconomic, industry and market conditions in the locations in which we operate. Deterioration in these general economic conditions may result in: declining revenue, which can lead to excess capacity and declining operating cash flow; reductions in management's estimates for future revenue and operating cash flow growth; increases in borrowing rates and other deterioration in factors that impact our weighted average cost of capital; and deteriorating real estate values. If our assessment of goodwill, other intangible assets or long-lived assets indicates an impairment of the carrying value for which we recognize an impairment charge, this may adversely affect our consolidated financial condition and consolidated results of operations.

The effects of credit market volatility and changes in our credit ratings could adversely affect our liquidity and consolidated results of operations.
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

We are also subject to tax audits, including with respect to transfer pricing, in the U.S. and other jurisdictions and our tax positions may be challenged by tax authorities. Although we believe that our current tax provisions are reasonable and appropriate, there can be no assurance that these items will be settled for the amounts accrued, that additional tax exposures will not be identified in the future or that additional tax reserves will not be necessary for any such exposures. Any increase in the amount of taxation incurred as a result of challenges to our tax filing positions could result in a material adverse effect on our business, results of operations and financial condition.

Item 1B.  Unresolved Staff Comments
None.

Item 2.  Properties
Cintas occupies 484 facilities located in 333 cities. Cintas leases 249 of these facilities for various terms ranging from monthly to the year 2032. Cintas expects that it will be able to renew or replace its leases on satisfactory terms. Of the five manufacturing facilities noted below, all but one are owned by Cintas. The principal executive office in Cincinnati, Ohio, provides centrally located administrative functions including accounting, finance, marketing and computer system development and support. Cintas operates rental processing plants that house administrative, sales and service personnel and the necessary equipment involved in the cleaning of uniforms and bulk items, such as entrance mats and shop towels. Branch operations provide administrative, sales and service functions. Cintas operates 12 distribution centers and five manufacturing facilities. Cintas also operates first aid and safety and fire protection facilities and direct sales offices. Cintas considers the facilities it operates to be adequate for their intended use. Cintas owns or leases approximately 20,500 vehicles which are used for the route-based services and by the sales and management employee-partners.

The following chart provides additional information concerning Cintas' facilities:

Type of Facility	# of Facilities

Rental Processing Plants	212
Rental Branches	141
First Aid and Safety Facilities	61
All Other Facilities	53
Distribution Centers	12	(1)
Manufacturing Facilities	5
Total	484
(1) Includes the principal executive office, which is attached to the distribution center in Cincinnati, Ohio.

Certain facilities are utilized by multiple operating segments. These facilities are only presented once, in their primary operating segment, herein. Rental processing plants, rental branches, distribution centers and manufacturing facilities are used in Cintas' Uniform Rental and Facility Services reportable operating segment. First aid and safety facilities, rental processing plants and distribution centers are used in the First Aid and Safety Services reportable operating segment. Rental processing plants, rental branches, first aid and safety facilities, fire protection facilities, direct sales offices, distribution centers and manufacturing facilities are all utilized by the operating segments included in All Other.

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

The Company and three executive officers were defendants in a purported class action, filed on December 12, 2019, pending in the U.S. District Court for the Southern District of Ohio alleging violations of federal securities laws. The lawsuit asserted that the defendants made material misstatements regarding the Company’s margins, earnings guidance and regulatory compliance that caused the Company's stock to trade at artificially inflated prices between March 2017 and November 2019. The lawsuit was dismissed without prejudice on April 22, 2020.

The Company, the Board of Directors, CEO and the Investment Policy Committee are defendants in a purported class action, filed on December 13, 2019, pending in the U.S. District Court for the Southern District of Ohio alleging violations of The Employee Retirement Income Security Act of 1974 (ERISA). The lawsuit asserts that the defendants improperly managed the costs of the employee retirement plan, breached their fiduciary duties in failing to investigate and select lower cost alternative funds and failed to monitor and control the employee retirement plan’s recordkeeping costs. The defendants deny liability.

Item 4.  Mine Safety Disclosures
Not applicable.

Part II

Item 5.  Market for Registrant's Common Equity,
Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Cintas' common stock is traded on the NASDAQ Global Select Market under the symbol "CTAS."
Holders
At May 31, 2020, there were approximately 2,000 shareholders of record of Cintas' common stock. Cintas believes that this represents approximately 192,000 beneficial owners.
Dividends
Dividends on Cintas' outstanding common stock have been paid annually and amounted to $2.55 per share, $2.05 per share and $1.62 per share in fiscal 2020, 2019 and 2018, respectively.
Stock Performance Graph
The following graph summarizes the cumulative return on $100 invested in Cintas' common stock, the S&P 500 Stock Index and the common stocks of a selected peer group of companies. Because our products and services are diverse, Cintas does not believe that any single published industry index is appropriate for comparing shareholder return. Therefore, the peer group used in the performance graph combines publicly traded companies in the business services industry that have similar characteristics as Cintas for each fiscal year, such as route based delivery of products and services. In fiscal 2019, Cintas compared its common stock returns to the following publicly traded companies: UniFirst Corporation, ABM Industries, Inc. and Rollins, Inc. (Old Peer Group). In fiscal 2020, Cintas added a company to the peer group for more useful comparisons, and as a result made the change to a new peer group (New Peer Group). The companies included in the New Peer Group are UniFirst Corporation, ABM Industries, Rollins, Inc. and Aramark. Aramark was added to the New Peer Group because it is a route based provider of products and services with similar characteristics as Cintas.
Total shareholder return was based on the increase in the price of the common stock and assumed reinvestment of all dividends. Furthermore, total return was weighted according to market capitalization of each company. The companies in the Peer Group are not the same as those considered by the Compensation Committee of the Board of Directors.
Total Shareholder Returns
Comparison of Five-Year Cumulative Total Return

Purchases of Equity Securities by the Issuer and Affiliated Purchases

Period (In millions, except share and per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan (1)	Maximum approximate dollar value of shares that may yet be purchased under the plan (1)

March 1 - 31, 2020 (2)	770,974	$262.96	770,044	$1,060.9
April 1 - 30, 2020 (3)	1,027	$197.77	—	$1,060.9
May 1 - 31, 2020 (4)	903	$252.73	—	$1,060.9
Total	772,904	$262.86	770,044	$1,060.9

(1) On October 30, 2018, Cintas announced that the Board of Directors authorized a $1.0 billion share buyback program, which does not have an expiration date. From the inception of the October 30, 2018 share buyback program through May 31, 2020, Cintas has purchased a total of 4.3 million shares of Cintas common stock at an average price of $219.42 per share for a total purchase price of $939.1 million. Additionally, on October 29, 2019, Cintas announced that the Board of Directors authorized a new $1.0 billion share buyback program, which does not have an expiration date. Cintas has not made any purchases under the October 29, 2019 share buyback program through May 31, 2020.
(2) During March 2020, Cintas acquired 930 shares of Cintas common stock in satisfaction of employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were purchased at an average price of $173.22 per share for a total purchase price of $0.2 million.
(3) During April 2020, Cintas acquired 1,027 shares of Cintas common stock in satisfaction of employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were purchased at an average price of $197.77 per share for a total purchase price of $0.2 million.
(4) During May 2020, Cintas acquired 903 shares of Cintas common stock in satisfaction of employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were purchased at an average price of $252.73 per share for a total purchase price of $0.2 million.

Item 6.  Selected Financial Data
Five-Year Financial Summary
(In thousands except per share and percentage data)

Fiscal Years Ended May 31,	2016(1)	2017(1)(3)	2018(1)	2019(1)(2)	2020(1)(2)	Compound Annual Growth (2016-2020)

Revenue	$4,795,772	$5,323,381	$6,476,632	$6,892,303	$7,085,120	10.2%
Net Income, Continuing Operations	448,605	457,286	783,932	882,635	876,360	18.2%
Net Income (Loss), Discontinued Operations	244,915	23,422	58,654	2,346	(323)	(80.9)%
Net Income	$693,520	$480,708	$842,586	$884,981	$876,037	6.0%

Basic Earnings Per Share:
Continuing Operations	$4.08	$4.27	$7.24	$8.23	$8.36	19.6%
Discontinued Operations	2.22	0.22	0.54	0.02	0.00	(100.0)%
Basic Earnings Per Share	$6.30	$4.49	$7.78	$8.25	$8.36	7.3%
Diluted Earnings Per Share:
Continuing Operations	$4.02	$4.17	$7.03	$7.97	$8.11	19.2%
Discontinued Operations	2.19	0.21	0.53	0.02	0.00	(100.0)%
Diluted Earnings Per Share	$6.21	$4.38	$7.56	$7.99	$8.11	6.9%

Dividends Per Share	$1.05	$1.33	$1.62	$2.05	$2.55	24.8%
Total Assets (4)	$4,098,815	$6,844,057	$6,958,214	$7,436,662	$7,669,885	17.0%
Shareholders' Equity	$1,842,659	$2,302,793	$3,016,526	$3,002,721	$3,235,202	15.1%
Return on Average Equity (5)	23.8%	22.1%	29.5%	29.3%	28.1%
Long-Term Debt	$1,294,422	$ 3,133,524(6)	$2,535,309	$2,849,771	$2,539,705

(1)In accordance with the applicable accounting guidance for the disposal of long-lived assets and discontinued operations, the results of discontinued operations have been excluded from continuing operations for all periods presented. Please see Note 16 entitled Discontinued Operations of "Notes to Consolidated Financial Statements" for additional information.

(2)In accordance with the applicable accounting guidance for revenue from contracts with customers, Cintas capitalizes commission expenses and amortizes them on a straight-line basis over the expected period of benefit. The current and noncurrent assets related to capitalized contract costs included in the consolidated balance sheet at May 31, 2020, totaled $76.2 million and $227.1 million, respectively, and at May 31, 2019, totaled $69.6 million and $206.0 million, respectively. Historical periods presented prior to fiscal 2019 do not include capitalized contract costs, and as a result, the information may not be comparable. Please see Note 2 entitled Revenue Recognition of "Notes to Consolidated Financial Statements" for additional information.

(3)Includes G&K Services, Inc. (G&K) results of operations from March 21, 2017 through May 31, 2017, as a result of Cintas' acquisition of G&K in fiscal 2017. Historical periods presented prior to fiscal 2017 do not include G&K, and as a result, the information may not be comparable.

(4)In accordance with the applicable accounting guidance for leases, Cintas records operating leases on the consolidated balance sheet. At May 31, 2020, total assets include $160.0 million of operating lease right-of-use assets, net. Historical periods presented prior to fiscal 2020 do not include operating leases on the consolidated balance sheet, and as a result, the information may not be comparable. See Note 1 entitled Significant Accounting Policies and Note 8 entitled Leases of "Notes to Consolidated Financial Statements" for additional information on the adoption of this new guidance.

(5)Return on average equity is computed as net income from continuing operations divided by the average of shareholders' equity. We believe that disclosure of this non-GAAP financial measure gives management and shareholders a good indication of Cintas' historical performance.

(6)Includes issuance of approximately $2.1 billion in debt to fund the G&K acquisition. Please see Note 7 entitled Debt and Derivatives of "Notes to Consolidated Financial Statements" for additional information.

Item 7.  Management's Discussion and
Analysis of Financial Condition and Results of Operations
Business Strategy
Cintas helps more than one million businesses of all types and sizes, primarily in the U.S., as well as Canada, Latin America, Europe and Asia, get READY™ to open their doors with confidence every day by providing a wide range of products and services that enhance our customers’ image and help keep their facilities and employees clean, safe and looking their best. With products and services including uniforms, mats, mops, restroom supplies, first aid and safety products, fire extinguishers and testing, and training and compliance courses, Cintas helps customers get Ready for the Workday®.

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

Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations focuses on discussion of fiscal 2020 results compared to 2019 results. For discussion of fiscal 2019 results compared to fiscal 2018 results, see the "Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our Annual Report on Form 10-K for the fiscal year ended May 31, 2019, filed with the SEC on July 26, 2019.

Cintas classifies its business into two reportable operating segments and places the remainder of its operating segments in an All Other category. Cintas’ two reportable operating segments are the Uniform Rental and Facility Services operating segment and the First Aid and Safety Services operating segment. The Uniform Rental and Facility Services reportable operating segment, consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items. In addition to these rental items, restroom cleaning services and supplies, carpet and tile cleaning services and the sale of items from our catalogs to our customers on route are included within this reportable operating segment. The First Aid and Safety Services reportable operating segment consists of first aid and safety products and services. The remainder of Cintas’ business, which consists of Fire Protection Services operating segment and the Uniform Direct Sale operating segment, is included in All Other. These operating segments consist of fire protection products and services and the direct sale of uniforms and related items. Cintas evaluates operating segment performance based on revenue and income before income taxes. Revenue and income before income taxes for each of these reportable operating segments for the years ended May 31, 2020, 2019 and 2018 are presented in Note 14 entitled Operating Segment Information of "Notes to Consolidated Financial Statements." The Company regularly reviews its operating segments for reporting purposes based on the information its chief operating decision maker regularly reviews for purposes of allocating resources and assessing performance and makes changes when appropriate.

In March 2020, the World Health Organization characterized a novel strain of coronavirus (COVID-19) as a pandemic. Through the first three quarters of fiscal 2020, the COVID-19 pandemic did not have a significant impact on our business. However, efforts to contain the spread of COVID-19 intensified during our fiscal 2020 fourth quarter. Most states and municipalities within the U.S. enacted temporary closures of businesses, issued quarantine orders and took other restrictive measures in response to the COVID-19 pandemic. Within the U.S., our business was designated an essential business, which allowed us to continue to serve customers that remained open.

We have operations throughout the U.S. and participate in a global supply chain. During the fourth quarter of fiscal 2020, the existence of the COVID-19 pandemic, the fear associated with the COVID-19 pandemic and the reactions of governments around the world in response to the COVID-19 pandemic to regulate the flow of labor and products and impede the business of our customers, impacted our ability to conduct normal business operations, which had an adverse effect on our business.

In response to the impact of COVID-19, Cintas put in place health and safety measures to keep Cintas employees, contractors and customers safe. These health and safety measures have not materially impacted our ability to service our customers. Many of Cintas' customers were also impacted by COVID-19 and we did see an impact on some customer's ability to pay. While there was minimal disruption to our supply chain, Cintas did experience an increase in inventory caused by the impact of COVID-19. See Note 1 entitled Significant Accounting Policies of "Notes to Consolidated Financial Statements" for additional detail on steps taken to assess the higher collection risk related to our customers and the additional reserve placed on inventory.

Cintas also initiated certain activities to reduce operating costs and better align its workforce with the needs of its ongoing business. During the fourth quarter of fiscal 2020, Cintas recorded $24.5 million in employee termination costs and $9.2 million in long-lived asset impairment costs. See Note 1 entitled Significant Accounting Policies of "Notes to Consolidated Financial Statements." The impact of the COVID-19 pandemic is fluid and continues to evolve, and therefore, we cannot predict the extent to which our business, consolidated results of operations, consolidated financial condition or liquidity will ultimately be impacted.

The following table sets forth certain consolidated statements of income data as a percent of revenue by reportable operating segment, All Other and in total for the fiscal years ended May 31:

	2020	2019	2018

Revenue:
Uniform Rental and Facility Services	79.7%	80.6%	81.0%
First Aid and Safety Services	10.0%	9.0%	8.7%
All Other	10.3%	10.4%	10.3%
Total revenue	100.0%	100.0%	100.0%

Cost of sales:
Uniform Rental and Facility Services	54.1%	54.5%	55.0%
First Aid and Safety Services	52.2%	52.0%	52.9%
All Other	58.2%	57.4%	57.5%
Total cost of sales	54.4%	54.6%	55.1%

Gross margin:
Uniform Rental and Facility Services	45.9%	45.5%	45.0%
First Aid and Safety Services	47.8%	48.0%	47.1%
All Other	41.8%	42.6%	42.5%
Total gross margin	45.6%	45.4%	44.9%

Selling and administrative expenses:
Uniform Rental and Facility Services	28.1%	27.6%	28.6%
First Aid and Safety Services	32.7%	33.4%	33.7%
All Other	34.9%	33.3%	33.9%
Total selling and administrative expenses	29.2%	28.7%	29.6%

G&K Services, Inc. integration expenses	—%	0.2%	0.6%

Gain on sale of a cost method investment	—%	1.0%	—%

Interest expense, net	1.5%	1.5%	1.7%

Income from continuing operations before income taxes	14.9%	16.0%	13.0%

Fiscal 2020 Compared to Fiscal 2019
Fiscal 2020 total revenue was $7.1 billion, an increase of 2.8% over the prior fiscal year. Revenue increased organically by 3.1% as a result of increased sales volume. Organic growth adjusts for the impact of acquisitions, foreign currency exchange rate fluctuations and workday differences. Total revenue was positively impacted by 0.2% due to acquisitions, negatively impacted by 0.1% due to foreign currency exchange rate fluctuations and negatively impacted by 0.4% due to one less workday in fiscal 2020 compared to fiscal 2019.

As previously discussed, the government enactment of temporary closures of certain businesses in response to COVID-19 impacted our ability to service some of our customers during the fourth quarter of fiscal 2020. As a result, revenue in the fourth quarter was negatively impacted by COVID-19. Due to the constantly changing impact of COVID-19, uncertainty remains about the pace of the economic recovery and about its impact on future Cintas consolidated financial results.

Organic growth by quarter for fiscal 2020 is as follows:

Organic Growth

First quarter ended August 31, 2019	8.3%
Second quarter ended November 30, 2019	7.3%
Third quarter ended February 29, 2020	5.7%
Fourth quarter ended May 31, 2020	-8.4%

For the fiscal year ended May 31, 2020	3.1%

Uniform Rental and Facility Services reportable operating segment revenue consists predominantly of revenue derived from the rental of corporate identity uniforms and other garments, including flame resistant clothing, and the rental and/or sale of mats, mops, shop towels, restroom supplies and other rental services. Revenue from the Uniform Rental and Facility Services reportable operating segment increased 1.6% compared to fiscal 2019 due to an organic growth increase of 2.0%. Revenue growth was positively impacted by 0.1% due to acquisitions, negatively impacted by 0.1% due to foreign currency exchange rate fluctuations and negatively impacted by 0.4% due to one less workday in fiscal 2020 compared to fiscal 2019. Revenue growth was a result of new business, the penetration of additional products and services into existing customers and price increases, partially offset by lost business. New business growth resulted from an increase in the number and productivity of sales representatives. Generally, sales productivity improvements are due to increased tenure and improved training, which produce a higher number of products and services sold.

Other revenue, consisting of revenue from the First Aid and Safety Services reportable operating segment and All Other, increased 7.6% compared to fiscal 2019. Revenue increased organically by 7.5% primarily due to improved sales representative productivity and the increased sales of personal protective equipment, offset by a decrease in sales related to customers in All Other as a result of the impact from COVID-19. Revenue growth was positively impacted by 0.5% due to acquisitions and negatively impacted by 0.4% due to one less workday in fiscal 2020 compared to fiscal 2019.

Cost of uniform rental and facility services increased 0.9% compared to fiscal 2019. Cost of uniform rental and facility services consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other ancillary items. The cost of uniform rental and facility services increase compared to fiscal 2019 was due to increased Uniform Rental and Facility Services reportable operating segment sales volume from organic growth, partially offset by fewer inventory purchases and a reduced amount of inventory put in service during the fourth quarter of fiscal 2020.

Cost of other consists primarily of cost of goods sold (predominantly first aid and safety products, uniforms and fire protection products), delivery expenses and distribution expenses in the First Aid and Safety Services reportable operating segment and All Other. Cost of other increased 8.2% in fiscal 2020 compared to fiscal 2019. The increase was primarily related to the increased sales volumes in the First Aid and Safety Services reportable operating segment and an increase in the proportion of sales from personal protective equipment.

Selling and administrative expenses increased $90.4 million, or 4.6%, compared to fiscal 2019, primarily due to increases in labor and other employee-partner related expenses. In addition, as previously discussed, Cintas initiated certain activities to reduce operating costs and better align its workforce with the needs of its ongoing business. During the fourth quarter of fiscal 2020, Cintas recorded $24.5 million in employee termination costs and $9.2 million in long-lived asset impairment costs.

Operating income in fiscal 2019 was negatively impacted by $14.4 million of integration expenses incurred in connection with the G&K Services, Inc. (G&K) acquisition. The after-tax effect of these integration expenses represents a negative impact on diluted earnings per share of $0.10 per share in fiscal 2019. No material integration expenses were recorded in fiscal 2020.

During fiscal 2019, Cintas sold a cost method investment for $73.3 million, resulting in a pre-tax gain of $69.4 million. The after-tax effect of the one-time gain represents a positive impact on diluted earnings per share of $0.47 per share.

Net interest expense (interest expense less interest income) was $104.4 million in fiscal 2020 compared to $100.5 million in fiscal 2019. The increase in interest expense in fiscal 2020 was due to the timing of interest being incurred on our term loan in the current year (twelve months as opposed to one month in fiscal 2019), partially offset by lower commercial paper borrowings in fiscal 2020 compared to fiscal 2019.
Income before income taxes was $1,058.3 million, a decrease of $44.1 million, or 4.0%, compared to fiscal 2019. The decrease in income before income taxes was primarily due to the negative impact of COVID-19, as previously discussed, as well as the fiscal 2019 one-time gain on sale of a cost method investment.

Cintas' effective tax rate on continuing operations was 17.2% for fiscal 2020 compared to 19.9% in fiscal 2019. The effective tax rate in both periods was impacted by certain permanent differences (primarily the tax accounting for stock-based compensation).

Net income from continuing operations for fiscal 2020 of $876.4 million was a 0.7% decrease compared to fiscal 2019. Diluted earnings per share from continuing operations of $8.11 was a 1.8% increase compared to fiscal 2019 diluted earnings per share from continuing operations of $7.97. Diluted earnings per share from continuing operations increased primarily due to the positive impact from the lower diluted weighted average common shares outstanding during fiscal 2020.

Uniform Rental and Facility Services Reportable Operating Segment
Uniform Rental and Facility Services reportable operating segment revenue increased $91.1 million, or 1.6%, and the cost of uniform rental and facility services increased $27.5 million, or 0.9%, due to the reasons previously discussed. The reportable operating segment's fiscal 2020 gross margin was 45.9% of revenue compared to 45.5% in fiscal 2019. The increase in gross margin was driven by new business sold by sales representatives, penetration of additional products and services into existing customers and continuous improvements in process efficiency.

Selling and administrative expenses for the Uniform Rental and Facility Services reportable operating segment increased $50.1 million in fiscal 2020 compared to fiscal 2019. Selling and administrative expense as a percent of revenue for fiscal 2020 was 28.1% compared to 27.6% in fiscal 2019. The increase in selling and administrative expenses as a percent of revenue was due to increases in labor and other employee-partner related expenses as well as impacts caused by COVID-19. In the fourth quarter of fiscal 2020, the Uniform Rental and Facility Services reportable operating segment initiated certain activities to reduce operating costs and better align its workforce with the needs of its ongoing business. During the fourth quarter of fiscal 2020, the reportable operating segment recorded $20.2 million in employee termination costs and $9.2 million in long-lived asset impairment costs. Due to the constantly changing impact of COVID-19, it is uncertain if similar additional activities will be initiated in the future.

The Uniform Rental and Facility Services reportable operating segment incurred $14.4 million of integration expenses directly related to the G&K acquisition in fiscal 2019, which consisted primarily of facility closure expenses. There were no such expenses incurred in fiscal 2020.

Income before income taxes increased $27.8 million to $1,004.6 million for fiscal 2020 compared to fiscal 2019. Income before income taxes as a percent of revenue at 17.8% increased 20 basis points from 17.6% in fiscal 2019. The increase was primarily due to the increase in gross margin, which was partially offset by the previously discussed impacts of COVID-19.

First Aid and Safety Services Reportable Operating Segment
First Aid and Safety Services reportable operating segment revenue increased $89.1 million in fiscal 2020, a 14.4% increase compared to fiscal 2019. Revenue increased organically by 14.8% as a result of new business and sales productivity increases, penetration of additional products and services into existing customers and sales of personal protective equipment in response to COVID-19. Revenue growth was negatively impacted by 0.4% due to one less workday in fiscal 2020 compared to fiscal 2019.

Cost of sales for the First Aid and Safety Services reportable operating segment increased $47.5 million, or 14.7%, in fiscal 2020, primarily due to higher sales volume. Gross margin for the First Aid and Safety Services reportable operating segment is defined as revenue less cost of goods, warehouse expenses, service expenses and training expenses. The gross margin as a percent of revenue was 47.8% for fiscal 2020 compared to 48.0% in fiscal 2019. The decrease was primarily driven by an increase in the proportion of sales of personal protective equipment as a result of the impact of COVID-19.

Selling and administrative expenses for the First Aid and Safety Services reportable operating segment increased by $24.8 million, or 12.0%, in fiscal 2020 compared to fiscal 2019 due to increased labor and other employee-partner related expenses. Selling and administrative expenses as a percent of revenue were 32.7% in fiscal 2020 compared to 33.4% in fiscal 2019. The decrease in selling and administrative expenses as a percent of revenue was due to revenue growing at a faster pace than labor and employee-partner related expenses.

Income before income taxes for the First Aid and Safety Services reportable operating segment was $106.9 million in fiscal 2020, an increase of $16.8 million, or 18.7%, compared to fiscal 2019. Income before income taxes as a percent of revenue at 15.1%, increased from 14.5% in fiscal 2019 due to the previously discussed growth in revenue and improvement in selling and administrative expenses as a percent of revenue.

Liquidity and Capital Resources
The following table summarizes our cash flows and cash and cash equivalents as of and for the fiscal years ended May 31:

(In thousands)	2020	2019

Net cash provided by operating activities	$1,291,483	$1,067,862
Net cash used in investing activities	$(285,398)	$(235,638)
Net cash used in financing activities	$(955,207)	$(873,305)

Cash and cash equivalents at end of year	$145,402	$96,645

Cash and cash equivalents as of May 31, 2020 and 2019 include $30.2 million and $28.5 million, respectively, that is located outside of the U.S.

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

The disruption from COVID-19 negatively impacted Cintas' fiscal 2020 fourth quarter financial results, however, net cash flow provided by operating activities in the fourth quarter was not significantly impacted. At May 31, 2020, our short-term liquidity position remained solid, as our cash flows from operating activities are expected to remain sufficient to provide us with adequate levels of short-term liquidity. In addition, we have access to $1.0 billion of short-term debt from our revolving credit facility. However, our long-term liquidity position remains unclear due to the constantly changing scope and nature of the impacts of COVID-19. Accordingly, we have taken proactive measures to maintain financial flexibility within the landscape of the COVID-19 pandemic. We believe the Company has sufficient liquidity to operate in the current business environment as a result of these actions. In order to preserve cash during this time of uncertainty, we plan to limit/reduce capital expenditures to essential business needs. Also, we will limit share buybacks until we obtain more certainty regarding the impacts of COVID-19. Acquisitions and dividends remain strategic objectives, however, they will be dependent on the economic outlook and liquidity of the Company.

Net cash provided by operating activities was $1.3 billion for fiscal 2020, which was an increase of $223.6 million compared to fiscal 2019. The increase was primarily the result of favorable changes in working capital, specifically accounts receivable and inventories.

Net cash used in investing activities was $285.4 million in fiscal 2020 compared to $235.6 million in fiscal 2019. Net cash used in investing activities includes capital expenditures, purchases of investments, proceeds from the sale of assets, cost method investments and businesses and cash paid for acquisitions of businesses. Capital expenditures were $230.3 million and $276.7 million for fiscal 2020 and fiscal 2019, respectively. Capital expenditures for fiscal 2020 included $183.4 million for the Uniform Rental and Facility Services reportable operating segment and $35.7 million for the First Aid and Safety Services reportable operating segment. Cash paid for acquisitions of businesses, net of cash acquired, was $53.7 million and $9.8 million for fiscal 2020 and fiscal 2019, respectively. The acquisitions in both fiscal 2020 and 2019 occurred in our Uniform Rental and Facility Services reportable operating segment, our First Aid and Safety Services reportable operating segment and our Fire Protection operating segment, which is included in All Other. In fiscal 2020, investing activities included proceeds of $13.3 million from the sale of assets, and in fiscal 2019, included proceeds of $73.3 million from the sale of a cost method investment and $3.2 million from the sale of a business included in discontinued operations. Net cash used in investing activities also included $10.0 million and $17.8 million of investment purchases during fiscal 2020 and fiscal 2019, respectively.

Net cash used in financing activities was $955.2 million for fiscal 2020, compared to $873.3 million in fiscal 2019. The increase in cash used from financing activities from fiscal 2019 is primarily due to the payment of the $312.5 million of debt in fiscal 2020 versus issuance of $312.5 million of debt in fiscal 2019, partially offset by a decrease in cash used to repurchase common stock. On August 2, 2016, we announced that the Board of Directors authorized a $500.0 million share buyback program. This program was completed in November 2018. On October 30, 2018, we announced that the Board of Directors authorized a $1.0 billion share buyback program, which does not have an expiration date. On October 29, 2019, we announced the Board of Directors authorized a new $1.0 billion share buyback program, which does not have an expiration date. The following table summarizes the buyback activity by program and fiscal year ended May 31:

	2020			2019
Buyback Program (In thousands except per share data)	Shares	Avg. Price per Share	Purchase Price	Shares	Avg. Price per Share	Purchase Price

August 2, 2016	—	$—	$—	2,130	$192.55	$410,003
October 30, 2018	1,607	$246.19	$395,681	2,673	$203.30	$543,442
October 29, 2019	—	$—	$—	—	$—	$—
	1,607	$246.19	$395,681	4,803	$198.53	$953,445

There were no share buybacks in the period subsequent to May 31, 2020 through July 29, 2020, under any share buyback program. From the inception of the October 30, 2018 share buyback program through July 29, 2020, Cintas has purchased a total of 4.3 million shares of Cintas common stock at an average price of $219.42 for a total purchase price of $939.1 million. In addition, for the fiscal year ended May 31, 2020, Cintas acquired 0.3 million shares of Cintas common stock in satisfaction of employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $260.89 per share for a total purchase price of $68.8 million. For the fiscal year ended May 31, 2019, Cintas acquired 0.3 million shares of Cintas common stock in satisfaction of employee payroll taxes due on restricted awards that vested during the fiscal year. These shares were acquired at an average price of 204.50 per share for a total purchase price of $62.9 million.
On October 29, 2019, Cintas declared an annual cash dividend of $2.55 per share on outstanding common stock, a 24.4% increase over the annual dividend paid in the prior year. The dividend was paid on December 6, 2019, to shareholders of record as of November 8, 2019. This marked the 37th consecutive year that Cintas has increased its annual dividend, every year since going public in 1983.

During the fiscal year ended May 31, 2020, Cintas paid a net total of $112.5 million on commercial paper borrowings and paid off the term loan balance of $200.0 million with cash on hand. During the fiscal year ended May 31, 2019, Cintas issued $112.5 million, net of commercial paper borrowings and received proceeds of $200.0 million as a result of a new term loan.

The following table summarizes Cintas' outstanding debt at May 31:

(In thousands)	Interest Rate		Fiscal Year Issued	Fiscal Year Maturity	2020	2019

Debt due within one year
Commercial paper	2.68%	(1)	2019	2020	$—	$112,500
Term loan	3.06%	(1)	2019	2020	—	200,000
Debt issuance costs					—	(236)
Total debt due within one year					$—	$312,264

Debt due after one year
Senior notes	4.30%		2012	2022	$250,000	$250,000
Senior notes	2.90%		2017	2022	650,000	650,000
Senior notes	3.25%		2013	2023	300,000	300,000
Senior notes (2)	2.78%		2013	2023	51,250	51,684
Senior notes (3)	3.11%		2015	2025	51,637	51,973
Senior notes	3.70%		2017	2027	1,000,000	1,000,000
Senior notes	6.15%		2007	2037	250,000	250,000
Debt issuance costs					(13,182)	(16,150)
Total debt due after one year					$2,539,705	$2,537,507
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

The credit agreement that supports our commercial paper program was amended and restated on May 24, 2019. The amendment increased the capacity of the revolving credit facility from $600.0 million to $1.0 billion and created a new term loan of $200.0 million. The credit agreement has an accordion feature that provides Cintas the ability to request increases to the borrowing commitments under either the revolving credit facility or the term loan of up to $250.0 million in the aggregate, subject to customary conditions. The maturity date of the revolving credit facility is May 23, 2024, and the maturity date of the term loan was May 23, 2020. As of May 31, 2020, there was no commercial paper outstanding and no borrowings on our credit facility. As of May 31, 2019, there was $112.5 million of commercial paper outstanding with a weighted average interest rate of 2.7% and maturity dates less than 30 days and no borrowings on our revolving credit facility.

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

Our access to the commercial paper and long-term debt markets has historically provided us with sources of liquidity. We do not anticipate having difficulty in obtaining financing from those markets in the future in view of our favorable experiences in the debt markets in the recent past. However, the COVID-19 pandemic, which has caused disruption in the capital markets, could make financing more difficult and/or expensive. Additionally, our ability to continue to access the commercial paper and long-term debt markets on favorable interest rate and other terms will depend, to a significant degree, on the ratings assigned by the credit rating agencies to our indebtedness.

As of May 31, 2020, our ratings were as follows:

Rating Agency	Outlook	Commercial Paper	Long-term Debt

Standard & Poor’s	Negative	A-2	A-
Moody’s Investors Service	Stable	P-2	A3

Standard and Poor's change in outlook from stable to negative reflects the inherent uncertainty regarding the spread of COVID-19 and the potential impact to Cintas’ operating conditions, which could result in Cintas being unable to maintain adjusted leverage of less than two times total debt to EBITDA.

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

To monitor our credit rating and our capacity for long-term financing, we consider various qualitative and quantitative factors. One such factor is the ratio of our total debt to EBITDA. For the purpose of this calculation, debt is defined as the sum of short-term borrowings, long-term debt due within one year, long-term debt and standby letters of credit.

We have assessed the impact of events subsequent to our balance sheet date but prior to the issuance of this filing. The impact from COVID-19, however, continues to evolve, and the scope and nature of the impacts of COVID-19 remain unclear. As such, our conclusions regarding both our short-term and long-term liquidity position remain unchanged. Management will continue to evaluate the Company’s liquidity position and our near- and longer-term financial performance as we manage the Company through the uncertainty related to COVID-19.

Financial and Nonfinancial Disclosure About Issuers and Guarantors of Cintas’ Senior Notes
As discussed in Note 7 entitled Debt and Derivatives of "Notes to Consolidated Financial Statements," Cintas Corporation No. 2 (Corp. 2) is the indirectly, wholly owned principal operating subsidiary of Cintas. Corp. 2 is the issuer of the $2,550.0 million aggregate principal amount of senior notes outstanding as of May 31, 2020, which are unconditionally guaranteed, jointly and severally, by Cintas Corporation and its wholly owned, direct and indirect domestic subsidiaries.
Basis of Preparation of the Summarized Financial Information
The following tables include summarized financial information of Cintas Corporation (Issuer), Corp. 2 and subsidiary guarantors (together, the Obligor Group). Investments in and equity in the earnings of non-guarantors, which are not members of the Obligor Group, have been excluded. Non-guarantor subsidiaries are located outside the U.S., and therefore, excluded from the Obligor Group.

The summarized financial information of the Obligor Group is presented on a combined basis with intercompany balances and transactions between entities in the Obligor Group eliminated. The Obligor Group’s amounts due from, amounts due to and transactions with non-guarantors have been presented in separate line items, if they are material. Summarized financial information of the Obligor Group is as follows:

Summarized Consolidated Statement of Income for the Year Ended May 31, 2020 (In thousands)	Obligor Group

Net sales to unrelated parties	$6,642,196
Net sales to non-guarantors	$4,778
Operating income	$1,140,318
Net income	$860,022

Summarized Consolidated Balance Sheet as of May 31, 2020 (In thousands)	Obligor Group

Assets
Receivables due from non-obligor subsidiaries	$3,199
Total other current assets	$2,143,489
Total other noncurrent assets	$4,938,093

Liabilities
Amounts due to non-obligor subsidiaries	$3,437
Current liabilities	$843,203
Noncurrent liabilities	$3,495,956

Contractual Obligations

	Payments Due by Period
(In thousands)	Total	One year or less	Two to three years	Four to five years	After five years

Debt (1)	$2,550,000	$—	$1,250,000	$50,000	$1,250,000
Operating leases (2)	178,131	46,765	68,226	34,725	28,415
Interest payments	606,183	95,530	151,210	108,630	250,813
Unconditional purchase obligations (3)	117,571	117,571	—	—	—
Total contractual cash obligations	$3,451,885	$259,866	$1,469,436	$193,355	$1,529,228
(1)See Note 7 entitled Debt and Derivatives of "Notes to Consolidated Financial Statements" for a detailed presentation of Cintas' debt.
(2)See Note 8 entitled Leases of "Notes to Consolidated financial Statements" for a detailed presentation of Cintas' leases.
(3)Commitments entered into with key suppliers for minimum purchases quantities related to inventory needs in response to COVID-19.
Cintas also makes payments to defined contribution plans and may make payments to defined benefit plans to satisfy minimum funding requirements. The amount of contributions made to the defined contribution plans are at the discretion of the Board of Directors of Cintas. Future contributions to the defined contribution plans are expected to be $70.2 million in the next year, $151.2 million in the next two to three years and $166.7 million in the next four to five years. Future contributions to the defined benefit plans are expected to be $4.8 million in the next year, $6.2 million in the next two to three years and $6.2 million in the next four to five years.
Other Commitments

	Amount of Commitment Expiration per Period
(In thousands)	Total	One year or less	Two to three years	Four to five years	After five years

Lines of credit (1)	$999,877	$—	$—	$999,877	$—
Standby letters of credit and surety bonds (2)	120,634	118,831	1,803	—	—
Total other commitments	$1,120,511	$118,831	$1,803	$999,877	$—
(1)Back-up facility for the commercial paper program (reference Note 7 entitled Debt and Derivatives of "Notes to Consolidated Financial Statements" for further discussion).
(2)These standby letters of credit and surety bonds support certain outstanding debt (reference Note 7 entitled Debt and Derivatives of "Notes to Consolidated Financial Statements"), self-insured workers' compensation and general liability insurance programs.
Inflation and Changing Prices
Changes in wages, benefits and energy costs have the potential to materially impact Cintas' consolidated results of operations. Management believes inflation has not had a material impact on Cintas' consolidated financial condition or a negative impact on the consolidated results of operations.

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

The Company and three executive officers were defendants in a purported class action, filed on December 12, 2019, pending in the U.S. District Court for the Southern District of Ohio alleging violations of federal securities laws. The lawsuit asserted that the defendants made material misstatements regarding the Company’s margins, earnings guidance and regulatory compliance that caused the Company's stock to trade at artificially inflated prices between March 2017 and November 2019. The lawsuit was dismissed without prejudice on April 22, 2020.

The Company, the Board of Directors, CEO and the Investment Policy Committee are defendants in a purported class action, filed on December 13, 2019, pending in the U.S. District Court for the Southern District of Ohio alleging violations of ERISA. The lawsuit asserts that the defendants improperly managed the costs of the employee retirement plan, breached their fiduciary duties in failing to investigate and select lower cost alternative funds and failed to monitor and control the employee retirement plan’s recordkeeping costs. The defendants deny liability.
New Accounting Standards
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, “Leases (Topic 842),” as amended. Cintas adopted this standard effective June 1, 2019, using a modified retrospective transition approach. Topic 842 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Topic 842 provided a number of optional practical expedients in transition, and we have determined to use certain of these practical expedients upon our adoption of Topic 842. Specifically, the Company elected the package of practical expedients permitted under Topic 842, which allows a lessee to carryforward their population of existing leases, the classification of each lease, as well as the treatment of initial direct lease costs as of the period of adoption. The Company also elected the practical expedient related to lease and non-lease components, as an accounting policy election for the fleet and vehicle asset class, which allows a lessee to not separate non-lease from lease components and instead account for consideration paid in a contract as a single lease component. In addition, the Company elected the short-term lease recognition exemption for all leases with a term of 12 months or less, which means it will not recognize right-of-use assets or lease liabilities for these leases. The adoption of Topic 842, on June 1, 2019, resulted in the Company recognizing right-of-use assets, net of $168.0 million and corresponding lease liabilities of $173.4 million. The adoption of Topic 842 did not have a material impact on the Company's consolidated statements of income or consolidated statements of cash flows.

In February 2018, the FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." This standard allows entities to elect to reclassify the income tax effects of the Tax Cuts and Jobs Act (Tax Act) on items within accumulated other comprehensive income to retained earnings. Effective June 1, 2019, Cintas adopted ASU 2018-02, on a prospective basis, which resulted in a $2.0 million reclassification adjustment of the stranded tax effects from retained earnings to accumulated other comprehensive loss that was determined using a specific identification method.

In April 2019, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 will replace the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In connection with recognizing credit losses on accounts receivable and other financial instruments, Cintas will be required to use a forward-looking expected loss model rather than the incurred loss model. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, with early adoption permitted. The adoption of this standard will be through a cumulative-effect adjustment to retained earnings as of the effective date. Cintas will adopt this standard on June 1, 2020, and the adoption of this standard is not expected to have a material impact on the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminates the two-step process that required identification of potential impairment and a separate measure of the actual impairment. Goodwill impairment charges, if any, would be determined by the difference between a reporting unit's carrying value and its fair value (impairment loss is limited to the carrying value). This standard was adopted by Cintas in the current fiscal year and did not have a material impact on the consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," to clarify revenue recognition principles. This guidance is intended to improve disclosure requirements and enhance the comparability of revenue recognition practices. Improved disclosures under the amended guidance relate to the nature, amount, timing and uncertainty of revenue that is recognized from contracts with customers. We adopted ASU 2014-09, and all the related amendments, effective June 1, 2018 using the modified retrospective method. ASU 2014-09 requires a company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Upon adoption of ASU 2014-09, we recorded an adjustment to the opening balance of retained earnings as of June 1, 2018. The adjustment to retained earnings primarily relates to the capitalization of certain direct and incremental contract costs required by the new guidance. Capitalized costs are amortized ratably over the anticipated period of benefit. We applied ASU 2014-09 only to contracts that were not completed prior to fiscal 2019. The adoption of ASU 2014-09 did not have a material impact on our consolidated statements of comprehensive income and had no impact to the Company's operating cash flow.

In March 2020, the SEC amended Rule 3-10 of Regulation S-X regarding financial disclosure requirements for registered debt offerings involving subsidiaries as either issuers or guarantors and affiliates whose securities are pledged as collateral. This new guidance narrows the circumstances that require separate financial statements of subsidiary issuers and guarantors and streamlines the alternative disclosure required in lieu of those statements. We adopted these amendments for the year ended May 31, 2020. Accordingly, combined summarized financial information has been presented only for the issuer and guarantors of our senior notes for the most recent fiscal year and the year-to-date interim period, and the location of the required disclosures has been removed from the notes to the consolidated financial statements and moved to Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

No other new accounting pronouncement recently issued or newly effective had or is expected to have a material impact on the consolidated financial statements.

Critical Accounting Policies and Estimates
The preparation of Cintas' consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that have a significant effect on the amounts reported in the consolidated financial statements and accompanying notes. These critical accounting policies should be read in conjunction with Note 1 entitled Significant Accounting Policies of "Notes to Consolidated Financial Statements." Significant changes, estimates or assumptions related to any of the following critical accounting policies, including those impacted by COVID-19, could possibly have a material impact on the consolidated financial statements.

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

Property and equipment
Depreciation is calculated using the straight-line method over the estimated useful lives of the assets based on industry and Cintas specific experience, which is typically 30 to 40 years for buildings, 5 to 20 years for building improvements, 3 to 10 years for equipment and 2 to 15 years for leasehold improvements. When events or circumstances indicate that the carrying amount of long-lived assets may not be recoverable, the estimated undiscounted future cash flows are compared to the carrying amount of the assets. If the estimated undiscounted future cash flows are less than the carrying amount of the assets, an impairment loss is recorded based on the excess of the carrying amount of the assets over their respective fair values. Fair value is generally determined by discounted cash flows or based on prices of similar assets, as appropriate. As a result of certain restructuring activities to eliminate excess capacity and reduce our cost structure, an indicator of potential impairment was identified. Cintas recognized an impairment loss of $9.2 million during the year ended May 31, 2020, based on the excess of the carrying amount of assets over their respective fair values. The undiscounted cash flows were estimated, using Level 2 inputs based on both the cost and market approaches, at the lowest discernible level of cash flows, which is at the location level. Cintas did not identify any indicators of impairment for the fiscal years ended May 31, 2019 and 2018.

Goodwill
Goodwill, obtained through acquisitions of businesses, is valued at cost less any impairment. Cintas completes an annual impairment test, that includes an assessment of qualitative factors including, but not limited to, macroeconomic, industry and market conditions, and entity specific factors such as strategies and financial performance. In fiscal 2020, we identified the impact from COVID-19 as a qualitative factor that necessitated a quantitative analysis. We test for goodwill impairment at the reporting unit level. Cintas has identified four reporting units for purposes of evaluating goodwill impairment: Uniform Rental and Facility Services, First Aid and Safety Services and two reporting units within All Other. To test for goodwill impairment, using a quantitative analysis, we estimate the fair value of each of our reporting units using both a discounted cash flow valuation technique and a market-based approach.

The impairment test is dependent upon a number of significant estimates and assumptions, including macroeconomic conditions, growth rates, competitive activities, cost containment, margin expansion and our business plans. We believe these estimates and assumptions are reasonable. However, future changes in the judgments, assumptions and estimates that are used in our impairment testing for goodwill and identifiable intangible assets, including discount and tax rates or future cash flow projections, could result in significantly different estimates of the fair values. The most significant assumptions used in the determination of the estimated fair value of the reporting units are the revenue and EBITDA growth rates (including terminal growth rates) and the discount rate. The terminal growth rate represents the rate at which the reporting unit is expected to grow beyond the shorter-term business planning period. The terminal growth rate utilized in our fair value estimate is consistent with the reporting unit operating plans and approximates expected long-term category market growth rates and inflation. The discount rate, which is consistent with a weighted average cost of capital that is likely to be expected by a market participant, is based upon industry required rates of return, including consideration of both debt and equity components of the capital structure. The discount rates may be impacted by adverse changes in the macroeconomic environment, specifically the COVID-19 pandemic, volatility in the equity and debt markets or other factors. Based on the results of the annual impairment tests, Cintas was not required to recognize an impairment of goodwill for the fiscal years ended May 31, 2020, 2019 or 2018. Cintas will continue to perform impairment tests as of March 1 in future years and when indicators of impairment exist.

Service contracts and other assets
Service contracts and other assets, which consist primarily of noncompete and consulting agreements obtained through acquisitions of businesses, are amortized by use of the straight-line method over the estimated lives of the agreements, which are generally 5 to 10 years. The G&K service contract asset is being amortized over a period of 15 years, which represents the estimated life of the economic benefit and the asset amortization is based on the annual economic value of the underlying asset, which generally decreases over the 15-year term. Certain noncompete agreements, as well as all service contracts, require that a valuation be determined using a discounted cash flow model. The assumptions and judgments used in these models involve estimates of cash flows and discount rates, among other factors. Because of the assumptions used to value these intangible assets, actual results over time could vary from original estimates. Impairment of service contracts and other assets is accomplished through specific identification. No impairment has been recognized by Cintas for the fiscal years ended May 31, 2020, 2019 or 2018.

Insurance reserve
The insurance reserve represents the estimated ultimate cost of all asserted and unasserted claims, primarily related to workers' compensation, auto liability and other general liability exposure through the consolidated balance sheet dates. Our reserves are estimated through actuarial procedures, with the assistance of third-party actuarial specialists, of the insurance industry and by using industry assumptions, adjusted for specific expectations based on our claims history. Cintas records an increase or decrease in selling and administrative expenses related to development of prior claims, higher claims activity and other environmental factors in the period in which it becomes known. These changes in estimates may be material to the consolidated financial statements.

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

Income taxes
Deferred tax assets and liabilities are determined by the differences between the consolidated financial statement carrying amounts and the tax basis of assets and liabilities. Therefore, the Company has not recorded deferred taxes for basis differences expected to reverse in future periods. Cintas accounts for Global Intangible Low-Taxed Income (GILTI) as a current-period expense when incurred. See Note 9 entitled Income Taxes of "Notes to Consolidated Financial Statements" for the types of items that give rise to significant deferred income tax assets and liabilities. Deferred income taxes are classified as assets or liabilities based on the classification of the related asset or liability for financial reporting purposes. Cintas regularly reviews deferred tax assets for recoverability based upon projected future taxable income and the expected timing of the reversals of existing temporary differences. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax assets, as adjusted for valuation allowances, will be realized.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
Earnings may be affected by changes in short-term interest rates due to investments, if any, in marketable securities and money market accounts and periodic issuances of commercial paper. If short-term rates changed by one-half percent (or 50 basis points), Cintas' income before income taxes would change by approximately $0.4 million. This estimated exposure considers the effects on investments. This analysis does not consider the effects of a change in economic activity or a change in Cintas' capital structure.

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
Audited Consolidated Financial Statements for the Fiscal Years Ended May 31, 2020, 2019 and 2018

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
With the supervision of our Chairman and Chief Executive Officer and our Chief Financial Officer, management assessed our internal control over financial reporting as of May 31, 2020. Management based its assessment on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed by our internal audit function.
Based on our assessment, management has concluded that our internal control over financial reporting was effective as of May 31, 2020, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.
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

Scott D. Farmer Chairman and Chief Executive Officer

J. Michael Hansen Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cintas Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cintas Corporation (the Company) as of May 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended May 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at May 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of May 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated July 29, 2020, expressed an unqualified opinion thereon.

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

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements, and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Valuation of Insurance Reserves

Description of the Matter
At May 31, 2020, the Company's insurance reserve was $165.4 million. As described in Note 1 to the Company’s consolidated financial statements, the Company’s insurance reserve represents the estimated ultimate cost of all asserted and unasserted claims primarily related to workers' compensation, auto liability and other general liability exposure. The insurance reserve is estimated through actuarial procedures and by using industry assumptions, adjusted for Company specific expectations based on claims history.

Auditing the Company's estimate of the insurance reserve is judgmental and complex due to the significant estimation uncertainty in the value of asserted claims including their loss development as well as the potential value of unasserted claims, which are developed with the assistance of a third-party actuarial specialist.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company’s insurance reserve. This includes internal controls over the claims activity and actuarial methods used to establish the insurance reserve. Specifically, we tested internal controls related to management’s review of data provided to the actuary, validation of claim activity and review of actuarial methods.

To test the insurance reserve, our audit procedures included, among others, assessing the methodologies used to estimate the insurance reserve and testing the completeness and accuracy of the underlying claims data, vouching payments made to third parties and testing the mathematical accuracy of the actuarially determined insurance reserve. Furthermore, we involved our actuarial specialists to assist in evaluating the methodologies used by management to determine the insurance reserve and comparing the Company’s recorded insurance reserve to a range developed based on independently selected actuarial methodologies.

/s/ ERNST & YOUNG LLP

We have served as the Company's auditor since 1968
Cincinnati, Ohio
July 29, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cintas Corporation

Opinion on Internal Control over Financial Reporting
We have audited Cintas Corporation’s internal control over financial reporting as of May 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cintas Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of May 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of May 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended May 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a), and our report dated July 29, 2020, expressed an unqualified opinion thereon.

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

/s/ ERNST & YOUNG LLP
Cincinnati, Ohio
July 29, 2020

Consolidated Statements of Income	Fiscal Years Ended May 31,
(In thousands except per share data)	2020	2019	2018

Revenue:
Uniform rental and facility services	$5,643,494	$5,552,430	$5,247,124
Other	1,441,626	1,339,873	1,229,508
Total revenue	7,085,120	6,892,303	6,476,632

Costs and expenses:
Cost of uniform rental and facility services	3,055,145	3,027,599	2,886,959
Cost of other	796,227	736,116	681,150
Selling and administrative expenses	2,071,052	1,980,644	1,916,792
G&K Services, Inc. integration expenses	—	14,410	41,897
Operating income	1,162,696	1,133,534	949,834

Gain on sale of a cost method investment	—	69,373	—

Interest income	(988)	(1,228)	(1,342)
Interest expense	105,393	101,736	110,175

Income before income taxes	1,058,291	1,102,399	841,001
Income taxes	181,931	219,764	57,069
Income from continuing operations	876,360	882,635	783,932
(Loss) income from discontinued operations, net of tax (benefit) expense of $(107), $757 and $35,313, respectively	(323)	2,346	58,654
Net income	$876,037	$884,981	$842,586

Basic earnings per share:
Continuing operations	$8.36	$8.23	$7.24
Discontinued operations	0.00	0.02	0.54
Basic earnings per share	$8.36	$8.25	$7.78

Diluted earnings per share:
Continuing operations	$8.11	$7.97	$7.03
Discontinued operations	0.00	0.02	0.53
Diluted earnings per share	$8.11	$7.99	$7.56

Dividends declared and paid per share	$2.55	$2.05	$1.62

See accompanying notes.

Consolidated Statements of Comprehensive Income	Fiscal Years Ended May 31,
(In thousands)	2020	2019	2018

Net income	$876,037	$884,981	$842,586

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(11,321)	(21,572)	19,276
Change in fair value of interest rate lock agreements, net of tax benefit of $(32,793), $(8,734) and $0, respectively	(94,954)	(27,659)	—
Amortization of interest rate lock agreement, net of tax benefit of $463, $717 and $571, respectively	(1,433)	(1,179)	(933)
Other, net of tax (benefit) expense of $(2,802), $(1,618) and $119, respectively	(8,495)	(5,085)	1,029

Other comprehensive (loss) income, net of tax (benefit) expense of $(35,132), $(9,635) and $690, respectively	(116,203)	(55,495)	19,372

Comprehensive income	$759,834	$829,486	$861,958

See accompanying notes.

Consolidated Balance Sheets	As of May 31,
(In thousands except share data)	2020	2019

Assets
Current assets:
Cash and cash equivalents	$145,402	$96,645
Accounts receivable, principally trade, less allowance of $62,167 and $37,809, respectively	870,369	910,120
Inventories, net	408,898	334,589
Uniforms and other rental items in service	770,411	784,133
Income taxes, current	—	7,475
Prepaid expenses and other current assets	114,619	103,318
Total current assets	2,309,699	2,236,280

Property and equipment, net	1,403,065	1,430,685

Investments	214,847	192,346
Goodwill	2,870,020	2,842,441
Service contracts, net	451,529	494,595
Operating lease right-of-use assets, net	159,967	—
Other assets, net	260,758	240,315
	$7,669,885	$7,436,662
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$230,995	$226,020
Accrued compensation and related liabilities	127,417	155,509
Accrued liabilities	456,653	433,940
Income taxes, current	27,099	—
Operating lease liabilities, current	43,031	—
Debt due within one year	—	312,264
Total current liabilities	885,195	1,127,733

Long-term liabilities:
Debt due after one year	2,539,705	2,537,507
Deferred income taxes	388,579	438,179
Operating lease liabilities	122,695	—
Accrued liabilities	498,509	330,522
Total long-term liabilities	3,549,488	3,306,208

Shareholders' equity:
Preferred stock, no par value:	—	—
100,000 shares authorized, none outstanding
Common stock, no par value:	1,102,689	840,328
425,000,000 shares authorized
2020: 186,793,207 shares issued and 103,415,368 shares outstanding
2019: 184,790,626 shares issued and 103,284,401 shares outstanding
Paid-in capital	171,521	227,928
Retained earnings	7,296,509	6,691,236
Treasury stock:	(5,182,137)	(4,717,619)
2020: 83,377,839 shares
2019: 81,506,225 shares
Accumulated other comprehensive loss	(153,380)	(39,152)
Total shareholders' equity	3,235,202	3,002,721
	$7,669,885	$7,436,662
See accompanying notes.

Consolidated
Statements of Shareholders' Equity

	Common Stock		Paid-In Capital	Retained Earnings	Other Accumulated Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
(In thousands)	Shares	Amount				Shares	Amount

Balance at June 1, 2017	180,993	$485,068	$223,924	$5,170,830	$(3,029)	(75,592)	$(3,574,000)	$2,302,793
Net income	—	—	—	842,586	—	—	—	842,586
Comprehensive income, net of tax	—	—	—	—	19,372	—	—	19,372
Dividends	—	—	—	(175,589)	—	—	—	(175,589)
Stock-based compensation	—	—	112,835	—	—	—	—	112,835
Vesting of stock-based compensation awards	701	91,548	(91,548)	—	—	—	—	—
Stock options exercised, net of shares surrendered	1,029	41,848	—	—	—	—	—	41,848
Repurchase of common stock	—	—	—	—	—	(805)	(127,319)	(127,319)
Balance at May 31, 2018	182,723	618,464	245,211	5,837,827	16,343	(76,397)	(3,701,319)	3,016,526
Net income	—	—	—	884,981	—	—	—	884,981
Comprehensive loss, net of tax	—	—	—	—	(55,495)	—	—	(55,495)
Dividends	—	—	—	(220,764)	—	—	—	(220,764)
Stock-based compensation	—	—	139,210	—	—	—	—	139,210
Vesting of stock-based compensation awards	766	156,493	(156,493)	—	—	—	—	—
Stock options exercised, net of shares surrendered	1,302	65,371	—	—	—	—	—	65,371
Repurchase of common stock	—	—	—	—	—	(5,109)	(1,016,300)	(1,016,300)
Cumulative effect of change in accounting principle	—	—	—	189,192	—	—	—	189,192
Balance at May 31, 2019	184,791	840,328	227,928	6,691,236	(39,152)	(81,506)	(4,717,619)	3,002,721
Net income	—	—	—	876,037	—	—	—	876,037
Comprehensive loss, net of tax	—	—	—	—	(116,203)	—	—	(116,203)
Dividends	—	—	—	(267,956)	—	—	—	(267,956)
Stock-based compensation	—	—	115,435	—	—	—	—	115,435
Vesting of stock-based compensation awards	641	171,842	(171,842)	—	—	—	—	—
Stock options exercised, net of shares surrendered	1,361	90,519	—	—	—	—	—	90,519
Repurchase of common stock	—	—	—	—	—	(1,872)	(464,518)	(464,518)
Cumulative effect of change in accounting principle	—	—	—	(2,808)	1,975	—	—	(833)
Balance at May 31, 2020	186,793	$1,102,689	$171,521	$7,296,509	$(153,380)	(83,378)	$(5,182,137)	$3,235,202

See accompanying notes.

Consolidated Statements of Cash Flows	Fiscal Years Ended May 31,
(In thousands)	2020	2019	2018
Cash flows from operating activities:
Net income	$876,037	$884,981	$842,586
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	235,905	223,631	215,476
Amortization of intangible assets and capitalized contract costs	143,148	136,462	63,940
Stock-based compensation	115,435	139,210	112,835
Long-lived asset impairment	9,220	—	—
Gain on sale of a cost method investment	—	(69,373)	—
Gain on sale of business	—	(3,200)	(96,400)
Deferred income taxes	(16,252)	31,708	(119,295)
Change in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	39,681	(94,918)	(66,267)
Inventories, net	(74,773)	(60,039)	(3,323)
Uniforms and other rental items in service	12,773	(90,228)	(64,299)
Prepaid expenses and other current assets and capitalized contract costs	(110,248)	(100,765)	(15,526)
Accounts payable	2,629	12,276	35,275
Accrued compensation and related liabilities	(26,476)	15,321	(9,392)
Accrued liabilities and other	49,906	30,910	42,468
Income taxes, current	34,498	11,886	26,082
Net cash provided by operating activities	1,291,483	1,067,862	964,160

Cash flows from investing activities:
Capital expenditures	(230,289)	(276,719)	(271,699)
Proceeds from redemption of marketable securities and investments	—	—	179,857
Purchase of marketable securities and investments	(10,031)	(17,841)	(153,708)
Proceeds from sale of assets	13,300	—	—
Proceeds from sale of a cost method investment	—	73,342	—
Proceeds from sale of business	—	3,200	127,835
Acquisitions of businesses, net of cash acquired	(53,720)	(9,813)	(19,346)
Other, net	(4,658)	(7,807)	1,363
Net cash used in investing activities	(285,398)	(235,638)	(135,698)

Cash flows from financing activities:
(Payments) issuance of commercial paper, net	(112,500)	112,500	(50,500)
Proceeds from issuance of debt	—	200,000	—
Repayment of debt	(200,000)	—	(550,000)
Proceeds from exercise of stock-based compensation awards	90,519	65,371	41,848
Dividends paid	(267,956)	(220,764)	(175,589)
Repurchase of common stock	(464,518)	(1,016,300)	(127,319)
Other, net	(752)	(14,112)	(2,580)
Net cash used in financing activities	(955,207)	(873,305)	(864,140)
Effect of exchange rate changes on cash and cash equivalents	(2,121)	(998)	5,136
Net increase (decrease) in cash and cash equivalents	48,757	(42,079)	(30,542)
Cash and cash equivalents at beginning of year	96,645	138,724	169,266
Cash and cash equivalents at end of year	$145,402	$96,645	$138,724
See accompanying notes.

Notes to Consolidated Financial Statements

Note 1.  Significant Accounting Policies
Business description.  Cintas Corporation (collectively with its majority-owned subsidiaries and any entities over which it has control, Cintas, Company, we, us or our) helps more than one million businesses of all types and sizes, primarily in the United States (U.S.), as well as Canada, Latin America, Europe and Asia, get READY™ to open their doors with confidence every day by providing a wide range of products and services that enhance our customers’ image and help keep their facilities and employees clean, safe and looking their best. With products and services including uniforms, mats, mops, restroom supplies, first aid and safety products, fire extinguishers and testing, and training and compliance courses, Cintas helps customers get Ready for the Workday®.

Cintas’ reportable operating segments are the Uniform Rental and Facility Services operating segment and the First Aid and Safety Services operating segment. The Uniform Rental and Facility Services reportable operating segment, consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items. In addition to these rental items, restroom cleaning services and supplies, carpet and tile cleaning services and the sale of items from our catalogs to our customers on route are included within this reportable operating segment. The First Aid and Safety Services reportable operating segment consists of first aid and safety products and services. The remainder of Cintas’ operating segments, which consists of the Fire Protection Services operating segment and the Uniform Direct Sale operating segment, are included in All Other. Cintas evaluates operating segment performance based on revenue and income before income taxes. Revenue and income before income taxes for each of these reportable operating segments for the years ended May 31, 2020, 2019 and 2018 are presented in Note 14 entitled Operating Segment Information. The Company regularly reviews its operating segments for reporting purposes based on the information its chief operating decision maker (CODM) regularly reviews for purposes of allocating resources and assessing performance and makes changes when appropriate.

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China, and has since spread globally. In March 2020, the World Health Organization characterized COVID-19 as a pandemic. Through the first three quarters of fiscal 2020, the COVID-19 pandemic did not have a significant impact on our business. However, efforts to contain the spread of COVID-19 intensified during our fiscal 2020 fourth quarter. Most states and municipalities within the U.S. enacted temporary closures of businesses, issued quarantine orders and took other restrictive measures in response to the COVID-19 pandemic. Within the U.S., our business has been designated an essential business, which allows us to continue to serve customers that remain open. In these consolidated financial statements and related disclosures, we have assessed the current impact of COVID-19 on our consolidated financial condition, results of operations, and cash flows, as well as our estimates and accounting policies. We have made additional disclosures of these assessments, as necessary. Given the unprecedented nature of this situation, we cannot reasonably estimate the full extent of the impact COVID-19 will have on our consolidated financial condition, results of operations, or cash flows in the foreseeable future. The ultimate impact of COVID-19 on us is highly uncertain and will depend on future developments, and such impacts could exist for an extended period of time, even after the COVID-19 pandemic subsides.

Principles of consolidation.  The consolidated financial statements include the accounts of Cintas controlled majority-owned subsidiaries and any entities over which Cintas has control. Intercompany balances and transactions have been eliminated as appropriate.

Use of estimates.  The preparation of consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company’s results are affected by economic, political, legislative, regulatory and legal actions. Economic conditions, such as recessionary trends, inflation, interest and monetary exchange rates, government fiscal policies, government policies surrounding the containment of COVID-19 and changes in the prices of raw materials, can have a significant effect on operations. These factors and other events could cause actual results to differ from management's estimates.

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

Selling and administrative expenses.  Selling and administrative expenses consist primarily of sales labor and commissions, management and administrative labor, payroll taxes, medical expense, insurance expense, legal and professional costs and amortization of finite-lived intangible assets and capitalized contract costs. As a result of the adverse impact that the COVID-19 pandemic has had on the economic environment in North America and the ongoing uncertainty regarding the severity and duration of the pandemic, Cintas initiated certain activities to reduce operating costs and better align its workforce with the needs of its ongoing business. During the fourth quarter of fiscal 2020, Cintas recorded a total of $24.5 million in employee termination costs, of which $20.2 million was recorded in the Uniform Rental and Facility Services reportable operating segment. The amount of employee termination benefits paid during the fiscal year ended May 31, 2020 was $14.3 million, which resulted in a related liability balance of $10.2 million at May 31, 2020 recorded in accrued compensation and related liabilities on the consolidated balance sheet. We anticipate the remaining accrued employee termination benefits to be paid by the end of the next fiscal year.

G&K Services, Inc. integration expenses. As a result of the acquisition of G&K Services, Inc. (G&K) in fiscal 2017, the Company incurred various integration expenses in fiscal 2019 and 2018, which related primarily to facility closure expenses, legal and professional fees, employee termination expenses and other miscellaneous expenses. See Note 17 entitled G&K Services, Inc. Integration Expenses.

Cash and cash equivalents.  Cintas considers all highly liquid domestic investments with a maturity of three months or less, at date of purchase, to be cash equivalents. At May 31, 2020 and 2019, cash and cash equivalents includes $31.8 million and $31.4 million, respectively, of restricted cash used as collateral associated with our insurance reserve.

Accounts receivable. Accounts receivable is comprised of amounts owed through product shipments and services provided and is presented net of an allowance for doubtful accounts. The allowance includes both an estimate, based on historical rates of collections, and reserves for specific accounts identified as uncollectible. The portion of the allowance that is an estimate based on Cintas' historical rates of collections is recorded for overdue amounts, beginning with a nominal percentage and increasing substantially as the account ages. The amount provided as the account ages will differ slightly between the Uniform Rental and Facility Services reportable operating segment, the First Aid and Safety Services reportable operating segment and All Other because of differences in customers served and the nature of each business. In response to the economic disruption created by the COVID-19 pandemic and the resulting impact on our customer base, Cintas performed an additional evaluation of amounts due from customers in every operating segment that were deemed to be higher collection risk. This evaluation, which occurred in the fourth quarter of fiscal 2020, resulted in an allowance for doubtful accounts in excess of historical rates. The judgment applied to increase the allowance for doubtful accounts beyond our historical policy was deemed to be reasonable and supportable based on the data available as of the consolidated balance sheet date. When an account is considered uncollectible, it is written off against the allowance for doubtful accounts.

Inventories, net.   Inventories are valued at the lower of cost (first-in, first-out) or net realizable value. Inventory is comprised of the following amounts at May 31:

(In thousands)	2020	2019

Raw materials	$18,661	$17,812
Work in process	29,497	28,820
Finished goods	360,740	287,957
	$408,898	$334,589
Inventories are recorded net of reserves for obsolete inventory of $45.5 million and $32.7 million at May 31, 2020 and 2019, respectively. The inventory obsolescence reserve is determined by specific identification, as well as an estimate based on Cintas' historical rates of obsolescence. The disruption created by the COVID-19 pandemic in the fourth quarter of fiscal 2020 resulted in a larger quantity of inventory on hand at the end of fiscal 2020 in comparison to fiscal 2019, specifically within our Uniform Direct Sales operating segment. Consequently, an additional reserve, determined through specific identification, was established for inventory within this operating segment. The judgment applied to increase the obsolete inventory reserve beyond our historical policy was deemed to be reasonable and supportable based on the data available as of the consolidated balance sheet date. Once a specific inventory item is written down to the lower of cost or net realizable value, a new cost basis has been established, and that inventory item cannot subsequently be marked up.

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
When events or circumstances indicate that the carrying amount of long-lived assets may not be recoverable, the estimated undiscounted future cash flows are compared to the carrying amount of the assets. If the estimated undiscounted future cash flows are less than the carrying amount of the assets, an impairment loss is recorded based on the excess of the carrying amount of the assets over their respective fair values. Fair value is generally determined by discounted cash flows, prices of similar assets or third-party real estate valuations, as appropriate. As a result of certain activities to eliminate excess capacity and reduce our cost structure in response to COVID-19, an indicator of impairment was identified. Cintas recognized an impairment loss of $9.2 million in the Uniform Rental and Facility Services reportable operating segment during the year ended May 31, 2020, based on the excess of the carrying amount of asset over their respective fair values. The long-lived asset impairment charge was recorded within selling and administrative expenses on the consolidated statement of income. The undiscounted cash flows were estimated, using Level 2 inputs based on both the cost and market approaches, at the lowest discernible level of cash flows, which is at the location level. Cintas did not identify any indicators of impairment for the fiscal years ended May 31, 2019 and 2018.

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

Goodwill.  Goodwill, obtained through acquisitions of businesses, is valued at cost less any impairment. Cintas completes an annual impairment test, that includes an assessment of qualitative factors including, but not limited to, macroeconomic conditions, industry and market conditions, and entity specific factors such as strategies and financial performance. In fiscal 2020, we identified the impact from COVID-19 as a qualitative factor that necessitated a quantitative analysis. We test for goodwill impairment at the reporting unit level. Cintas has identified four reporting units for purposes of evaluating goodwill impairment: Uniform Rental and Facility Services, First Aid and Safety Services and two reporting units within All Other. To test for goodwill impairment, using a quantitative analysis, we estimate the fair value of each of our reporting units using both a discounted cash flow valuation technique and a market-based approach.

The impairment test is dependent upon a number of significant estimates and assumptions, including macroeconomic conditions, growth rates, competitive activities, cost containment, margin expansion and our business plans. We believe these estimates and assumptions are reasonable. However, future changes in the judgments, assumptions and estimates that are used in our impairment testing for goodwill and identifiable intangible assets, including discount and tax rates or future cash flow projections, could result in significantly different estimates of the fair values. The most significant assumptions used in the determination of the estimated fair value of the reporting units are the revenue and earnings before interest, taxes, depreciation and amortization (EBITDA) growth rates (including terminal growth rates) and the discount rate. The terminal growth rate represents the rate at which the reporting unit is expected to grow beyond the shorter-term business planning period. The terminal growth rate utilized in our fair value estimate is consistent with the reporting unit operating plans and approximates expected long-term category market growth rates and inflation. The discount rate, which is consistent with a weighted average cost of capital that is likely to be expected by a market participant, is based upon industry required rates of return, including consideration of both debt and equity components of the capital structure. The discount rates may be impacted by adverse changes in the macroeconomic environment, specifically the COVID-19 pandemic, volatility in the equity and debt markets or other factors. Based on the results of the annual impairment tests, Cintas was not required to recognize an impairment of goodwill for the fiscal years ended May 31, 2020, 2019 or 2018. Cintas will continue to perform impairment tests as of March 1 in future years and when indicators of impairment exist.

Service contracts and other assets.  Service contracts and other assets, which consist primarily of capitalized contract costs and noncompete and consulting agreements obtained through acquisitions of businesses, are generally amortized by use of the straight-line method over the estimated lives of the agreements, which are generally 5 to 10 years. The G&K service contract asset is being amortized over a period of 15 years, which represents the estimated life of the economic benefit. The G&K service contract asset amortization is based on the annual economic value of the underlying asset which generally decreases over the 15-year term. Certain noncompete agreements, as well as all service contracts, require that a valuation be determined using a discounted cash flow model. The assumptions and judgments used in these models involve estimates of cash flows and discount rates, among other factors. Because of the assumptions used to value these intangible assets, actual results over time could vary from original estimates. Impairment of service contracts and other assets is accomplished through specific identification. No impairment has been recognized by Cintas for the fiscal years ended May 31, 2020, 2019 and 2018.

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

Accrued liabilities.  Current accrued liabilities are recorded when it is probable that a liability has occurred and the amount of the liability can be reasonably estimated. Current accrued liabilities consist of the following at May 31:

(In thousands)	2020	2019

Insurance reserve	$165,427	$165,667
Employee benefit related liabilities	134,846	123,794
Accrued interest	24,538	24,687
Other	131,842	119,792
	$456,653	$433,940

Long-term accrued liabilities consist primarily of retirement obligations, which are described in more detail in Note 10 entitled Employee Benefit Plans, interest rate lock agreements, which are described in more detail in Note 7 entitled Debt and Derivatives, reserves associated with unrecognized tax benefits, which are described in more detail in Note 9 entitled Income Taxes and environmental obligations, which are further described below.

Insurance reserve. The insurance reserve represents the estimated ultimate cost of all asserted and unasserted claims incurred, primarily related to workers' compensation, auto liability and other general liability exposure through the consolidated balance sheet dates. Our reserves are estimated through actuarial procedures, with the assistance of third-party actuarial specialists, of the insurance industry and by using industry assumptions, adjusted for specific expectations based on our claims history. Cintas records an increase or decrease in selling and administrative expenses related to development of prior claims, higher claims activity and other environmental factors in the period in which it becomes known. These changes in estimates may be material to the consolidated financial statements.

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

Derivatives and hedging activities.  Cintas formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. Derivatives are recorded at fair value on the consolidated balance sheet, and gains and losses are recorded as adjustments to income or other comprehensive income, as appropriate. For derivative financial instruments that are designated as a hedge, unrealized gains and losses related to the effective portion are either recognized in income immediately to offset the realized gain or loss on the hedged item, or are deferred and reported as a component of other comprehensive income (loss) in shareholders' equity and subsequently recognized in net income when the hedged item affects net income.

Income taxes. The provision for income taxes includes taxes paid, currently payable or receivable and those deferred. Deferred tax assets and liabilities are determined by the differences between the consolidated financial statement carrying amounts and the tax basis of assets and liabilities. Therefore, the Company has not recorded deferred taxes for basis differences expected to reverse in future periods. Cintas accounts for Global Intangible Low-Taxed Income (GILTI) as a current-period expense when incurred. See Note 9 entitled Income Taxes for the types of items that give rise to significant deferred income tax assets and liabilities. Deferred income taxes are classified as assets or liabilities based on the classification of the related asset or liability for financial reporting purposes. Cintas regularly reviews deferred tax assets for recoverability based upon projected future taxable income and the expected timing of the reversals of existing temporary differences. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax assets, as adjusted for valuation allowances, will be realized.

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
In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Cintas' assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers between levels for the years ended May 31, 2020 or 2019. The carrying value of accounts receivable and accounts payable, and other current assets and liabilities, approximate fair value because of the short-term maturity of those instruments.

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

Cintas' non-financial assets and liabilities not permitted or required to be measured at fair value on a recurring basis primarily relate to assets revalued in an impairment analysis and to assets and liabilities acquired in a business acquisition unless otherwise noted in Note 3 entitled Fair Value Disclosures. Cintas is required to provide additional disclosures about fair value measurements as part of the consolidated financial statements for each major category of assets and liabilities measured at fair value on a non-recurring basis (including business acquisitions). Based on the nature of Cintas' business acquisitions, which occur regularly throughout the fiscal year, the majority of the assets acquired and liabilities assumed consist of working capital, primarily valued using Level 2 inputs, property and equipment, also primarily valued using Level 2 inputs and goodwill and other identified intangible assets valued using Level 3 inputs. In general, non-recurring fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities, which generally are not applicable to non-financial assets and liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as definitive sales agreements, appraisals or established market values of comparable assets. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability and include situations where there is little, if any, market activity for the asset or liability, such as internal estimates of future cash flows and company specific discount rates.

New accounting pronouncements. In February 2016, the FASB issued Accounting Standards Update (ASU) 2016-02, “Leases (Topic 842),” as amended. Cintas adopted this standard effective June 1, 2019, using a modified retrospective transition approach. Topic 842 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Topic 842 provided a number of optional practical expedients in transition, and we have determined to use certain of these practical expedients upon our adoption of Topic 842. Specifically, the Company elected the package of practical expedients permitted under Topic 842, which allows a lessee to carryforward their population of existing leases, the classification of each lease, as well as the treatment of initial direct lease costs as of the period of adoption. The Company also elected the practical expedient related to lease and non-lease components, as an accounting policy election for the fleet and vehicle asset class, which allows a lessee to not separate non-lease from lease components and instead account for consideration paid in a contract as a single lease component. In addition, the Company elected the short-term lease recognition exemption for all leases with a term of 12 months or less, which means it will not recognize right-of-use assets or lease liabilities for these leases. The adoption of Topic 842, on June 1, 2019, resulted in the Company recognizing right-of-use assets, net of $168.0 million and corresponding lease liabilities of $173.4 million. The adoption of Topic 842 did not have a material impact on the Company's consolidated statements of income or consolidated statements of cash flows.

In February 2018, the FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." This standard allows entities to elect to reclassify the income tax effects of the Tax Cuts and Jobs Act (Tax Act) on items within accumulated other comprehensive income to retained earnings. Effective June 1, 2019, Cintas adopted ASU 2018-02, on a prospective basis, which resulted in a $2.0 million reclassification adjustment of the stranded tax effects from retained earnings to accumulated other comprehensive loss that was determined using a specific identification method.

In April 2019, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 will replace the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In connection with recognizing credit losses on accounts receivable and other financial instruments, Cintas will be required to use a forward-looking expected loss model rather than the incurred loss model. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, with early adoption permitted. The adoption of this standard will be through a cumulative-effect adjustment to retained earnings as of the effective date. Cintas will adopt this standard on June 1, 2020, and the adoption of this standard is not expected to have a material impact on the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminates the two-step process that required identification of potential impairment and a separate measure of the actual impairment. Goodwill impairment charges, if any, would be determined by the difference between a reporting unit's carrying value and its fair value (impairment loss is limited to the carrying value). This standard was adopted by Cintas in the current fiscal year and did not have a material impact on the consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," to clarify revenue recognition principles. This guidance is intended to improve disclosure requirements and enhance the comparability of revenue recognition practices. Improved disclosures under the amended guidance relate to the nature, amount, timing and uncertainty of revenue that is recognized from contracts with customers. We adopted ASU 2014-09, and all the related amendments, effective June 1, 2018 using the modified retrospective method. ASU 2014-09 requires a company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Upon adoption of ASU 2014-09, we recorded an adjustment to the opening balance of retained earnings as of June 1, 2018. The adjustment to retained earnings primarily relates to the capitalization of certain direct and incremental contract costs required by the new guidance. Capitalized costs are amortized ratably over the anticipated period of benefit. We applied ASU 2014-09 only to contracts that were not completed prior to fiscal 2019. The adoption of ASU 2014-09 did not have a material impact on our consolidated statement of comprehensive income and had no impact to the Company's operating cash flow.

In March 2020, the Securities and Exchange Commission (SEC) amended Rule 3-10 of Regulation S-X regarding financial disclosure requirements for registered debt offerings involving subsidiaries as either issuers or guarantors and affiliates whose securities are pledged as collateral. This new guidance narrows the circumstances that require separate financial statements of subsidiary issuers and guarantors and streamlines the alternative disclosure required in lieu of those statements. We adopted these amendments for the year ended May 31, 2020. Accordingly, combined summarized financial information has been presented only for the issuer and guarantors of our senior notes for the most recent fiscal year and the year-to-date interim period and the location of the required disclosures has been removed from the notes to the consolidated financial statements and moved to Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

No other new accounting pronouncement recently issued or newly effective had or is expected to have a material impact on the consolidated financial statements.

Note 2.  Revenue Recognition
The following table presents Cintas' total revenue disaggregated by service type for the fiscal years ended May 31:

	2020		2019		2018
(In thousands)	Revenue	%	Revenue	%	Revenue	%

Uniform Rental and Facility Services	$5,643,494	79.6%	$5,552,430	80.6%	$5,247,124	81.0%
First Aid and Safety Services	708,569	10.0%	619,470	9.0%	564,706	8.7%
Fire Protection Services	422,688	6.0%	405,467	5.9%	349,968	5.4%
Uniform Direct Sales	310,369	4.4%	314,936	4.5%	314,834	4.9%
Total revenue	$7,085,120	100.0%	$6,892,303	100.0%	$6,476,632	100.0%

Fire Protection Services and Uniform Direct Sales are included within All Other as disclosed in Note 14 entitled Operating Segment Information.

Revenue Recognition Policy
More than 95% of the Company's revenues are derived from fees for route servicing of Uniform Rental and Facility Services, First Aid and Safety Services and Fire Protection Services, performed by a Cintas employee-partner, at the customer's location of business. Revenues from our route servicing customer contracts represent a single-performance obligation. The Company recognizes these revenues over time as services are performed based on the nature of services provided and contractual rates (output method). The Company's remaining revenues, primarily within the Uniform Direct Sales operating segment, and representing less than 5% of the Company's total revenues, are recognized when the obligations under the terms of a contract with a customer are satisfied. This generally occurs when the goods are transferred to the customer.

Revenue recorded is presented net of sales and other taxes we collect on behalf of governmental authorities. Shipping and handling costs charged to customers are treated as fulfillment activities and are recorded in both revenue and cost of sales at the time control is transferred to the customer. Certain of our customer contracts, primarily within our Uniform Direct Sales operating segment, include pricing terms and conditions that include components of variable consideration. The variable consideration is typically in the form of consideration paid to a customer based on performance metrics specified within the contract. Specifically, some contracts contain discounts or rebates that the customer can earn through the achievement of specified volume levels. Each component of variable consideration is earned based on the Company's actual performance during the measurement period specified within the contract. To determine the transaction price, the Company estimates the variable consideration using the most likely amount method, based on the specific contract provisions and known performance results during the relevant measurement period. When determining if variable consideration should be constrained, the Company considers whether factors outside its control could result in a significant reversal of revenue. In making these assessments, the Company considers the likelihood and magnitude of a potential reversal. The Company's performance period generally corresponds with the monthly invoice period. No constraints on our revenue recognition were applied during the years ended May 31, 2020 or 2019. The Company reassesses these estimates during each reporting period. Cintas maintains a liability for these discounts and rebates within accrued liabilities on the consolidated balance sheets. Variable consideration also includes consideration paid to a customer at the beginning of a contract. Cintas capitalizes this consideration and amortizes it over the life of the contract as a reduction to revenue in accordance with ASC 606. These assets are included in other assets, net on the consolidated balance sheet.

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

Costs to Obtain a Contract
The Company capitalizes commission expenses paid to our employee-partners when the commissions are deemed to be incremental for obtaining the route servicing customer contract. The deferred commissions are amortized on a straight-line basis over the expected period of benefit. We review the deferred commission balances for impairment on an ongoing basis. Deferred commissions are classified as current or noncurrent based on the timing of when we expect to recognize the expense. The current portion is included in prepaid expenses and other current assets and the noncurrent portion is included in other assets, net on the Company's consolidated balance sheets. As of May 31, 2020, the current and noncurrent assets related to deferred commissions totaled $76.2 million and $227.1 million, respectively. As of May 31, 2019, the current and noncurrent assets related to deferred commissions totaled $69.6 million and $206.0 million, respectively. We recorded amortization expense related to deferred commissions of $77.8 million and $71.1 million during the fiscal years ended May 31, 2020 and 2019, respectively. These expenses are classified in selling and administrative expense on the consolidated statements of income.

Note 3.  Fair Value Disclosures
All financial instruments that are measured at fair value on a recurring basis (at least annually) have been classified within the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the consolidated balance sheet date. These financial instruments measured at fair value on a recurring basis are summarized below:

	As of May 31, 2020
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$145,402	$—	$—	$145,402
Other assets, net
Interest rate lock agreements	—	1,546	—	1,546
Total assets at fair value	$145,402	$1,546	$—	$146,948

Long-term accrued liabilities:
Interest rate lock agreements	$—	$165,686	$—	$165,686
Total liabilities at fair value	$—	$165,686	$—	$165,686

	As of May 31, 2019
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$96,645	$—	$—	$96,645
Total assets at fair value	$96,645	$—	$—	$96,645

Long-term accrued liabilities:
Interest rate lock agreements	$—	$36,393	$—	$36,393
Total liabilities at fair value	$—	$36,393	$—	$36,393

Cintas' cash and cash equivalents are generally classified within Level 1 or Level 2 of the fair value hierarchy. Financial instruments classified as Level 1 are based on quoted market prices in active markets and financial instruments classified as Level 2 are based on quoted market prices, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. The types of financial instruments Cintas classifies within Level 1 include most bank deposits and money market securities. Cintas does not adjust the quoted market price for such financial instruments.

The fair values of outstanding interest rate lock agreements are included in other assets, net, as of May 31, 2020 and long-term accrued liabilities at both May 31, 2020 and 2019. The fair values of Cintas' interest rate lock agreements are based on similar exchange traded derivatives (market approach) and are, therefore, included within Level 2 of the fair value hierarchy. The fair value was determined by comparing the locked rates against the benchmarked treasury rate. No other amounts included in other asset, net or long-term accrued liabilities are recorded at fair value on a recurring basis.

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

In addition to assets and liabilities that are recorded at fair value on a recurring basis, Cintas records assets and liabilities at fair value on a nonrecurring basis as required under U.S. GAAP. The assets and liabilities measured at fair value on a nonrecurring basis primarily relate to assets revalued in an impairment analysis and assets and liabilities acquired in a business acquisition.

Note 4.  Property and Equipment
Cintas' property and equipment is summarized as follows at May 31:

(In thousands)	2020	2019

Land	$188,720	$189,828
Buildings and improvements	682,768	684,699
Equipment	2,347,636	2,207,481
Leasehold improvements	40,188	43,227
Construction in progress	54,548	67,129
	3,313,860	3,192,364
Accumulated depreciation	(1,910,795)	(1,761,679)
Property and equipment, net	$1,403,065	$1,430,685

Cintas capitalizes certain expenditures for software that are purchased or internally developed for use in business. Included in equipment at May 31, 2020 and 2019 were $273.0 million and $259.5 million, respectively, of internal use software. Amortization of internal use software begins when the software is ready for service and continues on the straight-line method over the estimated useful life, generally 10 years. Accumulated amortization related to internal use software was $131.7 million and $110.2 million at May 31, 2020 and 2019, respectively. We recorded amortization expense related to internal use software of $21.5 million, $21.6 million and $22.8 million for the fiscal years ended May 31, 2020, 2019 and 2018, respectively. These expenses are classified in selling and administrative expense on the consolidated statements of income.

Note 5.  Investments
At May 31, 2020, investments were $214.8 million and include the cash surrender value of insurance policies of $192.7 million, equity method investments of $19.0 million and cost method investments of $3.1 million. At May 31, 2019, investments were $192.3 million and include the cash surrender value of insurance policies of $170.5 million, equity method investments of $18.6 million and cost method investments of $3.2 million. Investments are evaluated for impairment on an annual basis or when indicators of impairment exist. For fiscal years 2020, 2019 and 2018, no impairment losses were recorded.

During fiscal 2019, Cintas sold a cost method investment to a third party. Proceeds from the sale were $73.3 million, which resulted in a pre-tax gain of $69.4 million.

Note 6.  Goodwill, Service Contracts and Other Assets
Changes in the carrying amount of goodwill and service contracts by reportable operating segment and All Other, are presented in the following tables:

Goodwill (In thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Total

Balance at June 1, 2018	$2,505,476	$244,279	$97,133	$2,846,888
Goodwill acquired	1,153	—	5,484	6,637
Foreign currency translation	(10,227)	(820)	(37)	(11,084)
Balance at May 31, 2019	2,496,402	243,459	102,580	2,842,441
Goodwill acquired	21,081	164	11,137	32,382
Foreign currency translation	(4,442)	(357)	(4)	(4,803)
Balance at May 31, 2020	$2,513,041	$243,266	$113,713	$2,870,020

Service Contracts (In thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Total

Balance at June 1, 2018	$492,067	$27,294	$26,407	$545,768
Service contracts acquired	2,864	14	5,186	8,064
Service contracts amortization	(46,943)	(3,853)	(5,394)	(56,190)
Foreign currency translation	(2,972)	(75)	—	(3,047)
Balance at May 31, 2019	445,016	23,380	26,199	494,595
Service contracts acquired	11,058	325	3,288	14,671
Service contracts amortization	(47,070)	(3,877)	(5,374)	(56,321)
Foreign currency translation	(1,393)	(23)	—	(1,416)
Balance at May 31, 2020	$407,611	$19,805	$24,113	$451,529

Information regarding Cintas' service contracts and other assets is as follows:

	As of May 31, 2020
(In thousands)	Carrying Amount	Accumulated Amortization	Net

Service contracts	$941,383	$489,854	$451,529

Capitalized contract costs (1)	$375,912	$148,853	$227,059
Noncompete and consulting agreements	43,890	41,317	2,573
Other	54,239	23,113	31,126
Other assets	$474,041	$213,283	$260,758

	As of May 31, 2019
(In thousands)	Carrying Amount	Accumulated Amortization	Net

Service contracts	$928,635	$434,040	$494,595

Capitalized contract costs (1)	$277,016	$71,062	$205,954
Noncompete and consulting agreements	42,308	40,524	1,784
Other	50,306	17,729	32,577
Other assets	$369,630	$129,315	$240,315
(1) The current portion of capitalized contract costs included in prepaid expenses and other current assets on the consolidated balance sheet as of May 31, 2020 and 2019 is $76.2 million and $69.6 million, respectively.

Amortization expense for service contracts and other assets for continuing operations was $140.8 million, $134.0 million and $61.2 million for the fiscal years ended May 31, 2020, 2019 and 2018, respectively. At May 31, 2020, the weighted average amortization period for service contracts, capitalized contract costs, noncompete and consulting agreements and other was 14 years, 7 years, 5 years and 3 years, respectively. The estimated future amortization expense for service contracts and other assets for continuing operations, excluding any future acquisitions and commissions to be earned, as of May 31, 2020, is as follows:

Fiscal Year (In thousands)
2021	$134,140
2022	122,271
2023	103,100
2024	91,428
2025	78,605
Thereafter	231,063
Total future amortization expense	$760,607

Note 7.  Debt and Derivatives
Cintas' debt is summarized as follows at May 31:

(In thousands)	Interest Rate		Fiscal Year Issued	Fiscal Year Maturity	2020	2019

Debt due within one year
Commercial paper	2.68%	(1)	2019	2020	$—	$112,500
Term loan	3.06%	(1)	2019	2020	—	200,000
Debt issuance costs					—	(236)
Total debt due within one year					$—	$312,264

Debt due after one year
Senior notes	4.30%		2012	2022	$250,000	$250,000
Senior notes	2.90%		2017	2022	650,000	650,000
Senior notes	3.25%		2013	2023	300,000	300,000
Senior notes (2)	2.78%		2013	2023	51,250	51,684
Senior notes (3)	3.11%		2015	2025	51,637	51,973
Senior notes	3.70%		2017	2027	1,000,000	1,000,000
Senior notes	6.15%		2007	2037	250,000	250,000
Debt issuance costs					(13,182)	(16,150)
Total debt due after one year					$2,539,705	$2,537,507
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
The average interest rate for all Cintas debt at May 31, 2020 was 3.8% with maturity dates through fiscal year 2037. Cintas' senior notes, excluding the G&K senior notes assumed with the acquisition of G&K in fiscal 2017, and term loan are recorded at cost, net of debt issuance costs. The fair value of the long-term debt is estimated using Level 2 inputs based on general market prices. The carrying value and fair value of Cintas' debt as of May 31, 2020 were $2,550.0 million and $2,804.2 million, respectively, and as of May 31, 2019 were $2,866.2 million and $2,998.7 million, respectively. During the fiscal year ended May 31, 2020, Cintas paid a net total of $112.5 million of commercial paper. During the fiscal year ended May 31, 2019, Cintas issued $112.5 million, net of commercial paper.
Letters of credit outstanding were $120.6 million at both May 31, 2020 and 2019. Maturities of debt during each of the next five years are $0.0 million, $900.0 million, $350.0 million, $0.0 million and $50.0 million, respectively.

Interest paid was $105.5 million, $101.8 million and $122.1 million for the fiscal years ended May 31, 2020, 2019 and 2018, respectively.

The credit agreement that supports our commercial paper program was amended and restated on May 24, 2019. The amendment increased the capacity of the revolving credit facility from $600.0 million to $1.0 billion and created a new term loan of $200.0 million. The credit agreement has an accordion feature that provides Cintas the ability to request increases to the borrowing commitments under either the revolving credit facility or the term loan of up to $250.0 million in the aggregate, subject to customary conditions. The maturity date of the revolving credit facility is May 23, 2024, and the maturity date of the term loan was May 23, 2020. As of May 31, 2020, there was no commercial paper outstanding and no borrowings on our revolving credit facility. There was $112.5 million of commercial paper outstanding with a weighted average interest rate of 2.7% with maturity dates less than 30 days and no borrowings on our revolving credit facility as of May 31, 2019. The fair value of the commercial paper, which approximates the carrying value, is estimated using Level 2 inputs based on general market prices.

Cintas uses interest rate locks to manage its overall interest expense as interest rate locks effectively change the interest rate of specific debt issuances. The interest rate locks are entered into to protect against unfavorable movements in the benchmark treasury rate related to forecasted debt issuances. Cintas used interest rate lock agreements to hedge against movements in the treasury rates at the time Cintas issued its senior notes in fiscal 2007, fiscal 2012, fiscal 2013 and fiscal 2017. The amortization of the cash flow hedges resulted in a decrease to other comprehensive income (loss) of $1.4 million, $1.2 million and $0.9 million in the fiscal years ended May 31, 2020, 2019 and 2018, respectively. During fiscal 2020, Cintas entered into interest rate lock agreements with a total notional value of $950.0 million for forecasted debt issuances in connection with upcoming debt maturities. As of May 31, 2020, the fair values of these interest rate locks were an asset of $1.5 million and a liability of $53.8 million, recorded in other assets, long-term accrued liabilities and in other comprehensive loss, net of tax. During fiscal 2019, Cintas entered into interest rate lock agreements with a notional value of $500.0 million for a forecasted debt issuance. As of May 31, 2020 and 2019, the fair values of these interest rate locks entered into during fiscal 2019 were a liability of $111.9 million and $36.4 million, respectively, that were recorded in long-term accrued liabilities and in other comprehensive loss, net of tax. These interest rate locks had no impact on net income or cash flows from continuing operations for fiscal 2020 or fiscal 2019.

Cintas has certain covenants related to debt agreements. These covenants limit Cintas' ability to incur certain liens, to engage in sale-leaseback transactions and to merge, consolidate or sell all or substantially all of Cintas' assets. These covenants also require Cintas to maintain certain debt to consolidated EBITDA and interest coverage ratios. Cross-default provisions exist between certain debt instruments. If a default of a significant covenant were to occur, the default could result in an acceleration of the maturity of the indebtedness, impair liquidity and limit the ability to raise future capital. Cintas was in compliance with all of the debt covenants for all periods presented.

As of May 31, 2020, the Company has unrecognized inventory purchase commitments with various suppliers totaling $117.6 million. In fiscal 2020, we made $32.7 million of inventory purchases related to the unrecognized commitments, and the Company expects to purchase all remaining commitments within the next twelve months. No such arrangements existed at the May 31, 2019 consolidated balance sheet date.

Note 8.  Leases
Cintas has operating leases for certain operating facilities, vehicles and equipment, which provide the right to use the underlying asset and require lease payments over the term of the lease. Each new contract is evaluated to determine if an arrangement contains a lease and whether that lease meets the classification criteria of a finance or operating lease. All identified leases are recorded on the consolidated balance sheet with a corresponding operating lease right-of-use asset, net, representing the right to use the underlying asset for the lease term and the operating lease liabilities representing the obligation to make lease payments arising from the lease. Short-term operating leases, which have an initial term of 12 months or less, are not recorded on the consolidated balance sheet.

Operating lease right-of-use assets, net and operating lease liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term and include options to extend or terminate the lease when they are reasonably certain to be exercised. The present value of lease payments is determined primarily using the incremental borrowing rate based on the information available at lease commencement date. Lease expense for operating leases is recorded on a straight-line basis over the lease term and variable lease costs are recorded as incurred. Both lease expense and variable lease costs are primarily recorded in cost of uniform rental and facility services and other on the Company's consolidated statements of income. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Operating lease costs, including short-term lease expense and variable lease costs which were immaterial in each period, were $70.4 million, $69.7 million and $70.0 million, respectively, for the fiscal years ended May 31, 2020, 2019 and 2018, respectively.

The following table provides supplemental information related to the Company's consolidated statement of cash flows for the fiscal year ended May 31, 2020:

(In thousands)

Cash paid for amounts included in the measurement of operating lease liabilities	$50,816
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$40,728

Other information related to the operating lease right-of-use assets, net and operating lease liabilities was as follows at May 31, 2020:

Weighted-average remaining lease term - operating leases	5.19 years
Weighted-average discount rate - operating leases	2.66%

The contractual future minimum lease payments of Cintas' operating lease liabilities by fiscal year are as follows as of May 31, 2020:

(In thousands)

2021	$46,765
2022	38,396
2023	29,830
2024	20,537
2025	14,188
Thereafter	28,415
Total payments	178,131
Less: interest	(12,405)
Total present value of lease payments	$165,726

Note 9.  Income Taxes
Income before income taxes for continuing operations consists of the following components for the fiscal years ended May 31:

(In thousands)	2020	2019	2018

U.S. operations	$1,035,902	$1,061,505	$798,215
Foreign operations	22,389	40,894	42,786
	$1,058,291	$1,102,399	$841,001

Income tax expense (benefit) for continuing operations consists of the following components for the fiscal years ended May 31:

(In thousands)	2020	2019	2018

Current:
Federal	$153,736	$134,174	$124,861
State and local	34,502	40,949	32,322
Foreign	6,985	9,882	15,103
	195,223	185,005	172,286
Deferred	(13,292)	34,759	(115,217)
	$181,931	$219,764	$57,069

Reconciliation of income tax expense for continuing operations using the statutory rate and actual income tax expense is as follows for the fiscal years ended May 31:

(In thousands)	2020	2019	2018

Income taxes at the U.S. federal statutory rate	$222,258	$231,503	$245,322
Permanent differences (1)	(67,075)	(51,201)	(47,137)
State and local income taxes, net of federal benefit	25,294	31,687	24,783
Other (2)	1,454	6,506	(4,451)
Impact of the Tax Cuts and Jobs Act:
Deemed repatriation of non-U.S. earnings, net of foreign tax credits and other (collectively, transition tax)	—	153	9,768
Non-U.S. withholding taxes related to certain non-U.S. earnings subject to repatriation	—	690	4,363
Remeasurement of U.S. net deferred tax liabilities from 35% to 21%	—	426	(175,579)
	$181,931	$219,764	$57,069
(1) Primarily consists of the excess tax benefits related to stock-based compensation.

(2) Primarily consists of adjustments for uncertain tax positions, tax credits and return to provision adjustments.

The components of deferred income taxes included on the consolidated balance sheets are as follows at May 31:

(In thousands)	2020	2019

Deferred tax assets:
Allowance for doubtful accounts	$14,718	$9,495
Inventory obsolescence	13,744	9,257
Insurance reserves	45,197	45,339
Stock-based compensation	78,802	77,697
Net operating loss and foreign related carry-forwards (1)	7,657	9,109
Treasury locks	39,046	5,806
Operating lease liabilities	42,191	—
Deferred compensation and other	73,562	48,922
	314,917	205,625
Valuation allowance	(6,411)	(7,308)
	308,506	198,317
Deferred tax liabilities:
Uniform and other rental items in service	189,787	194,939
Property and equipment	177,664	159,186
Service contracts and other intangible assets	207,610	210,531
Capitalized contract costs	77,741	70,228
Operating lease right-of-use assets	42,191	—
State taxes and other	2,092	1,612
	697,085	636,496
Net deferred tax liability	$388,579	$438,179
(1) The majority of these net operating losses and foreign related carryforwards have a five-year expiration period and generally expire in fiscal year 2021 to 2025.

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

The progression of the valuation allowance is as follows at May 31:

(In thousands)	2020	2019

Balance at beginning of year	$(7,308)	$(11,302)
Subtractions (1)	897	3,994
Balance at end of year	$(6,411)	$(7,308)
(1)  Primarily related to expiration of net operating loss and foreign related carryforwards.

Income taxes paid were $160.3 million, $173.2 million and $175.3 million for the fiscal years ended May 31, 2020, 2019 and 2018, respectively.

As of May 31, 2020 and 2019, there was $35.9 million and $37.3 million, respectively, in total unrecognized tax benefits, which, if recognized, would favorably impact Cintas' effective tax rate. Cintas recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense in the consolidated statements of income, which is consistent with the recognition of these items in prior reporting periods. The total amount accrued for interest and penalties as of May 31, 2020 and 2019, was $3.7 million and $2.8 million, respectively. Cintas records this tax liability in long-term accrued liabilities on the consolidated balance sheets, as appropriate.

A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits (exclusive of interest and penalties) is as follows:

(In thousands)

Balance at June 1, 2018	$36,647
Additions for tax positions of the current year	3,641
Additions for tax positions of prior years	10,239
Statute expirations	(1,812)
Balance at May 31, 2019	48,715
Additions for tax positions of the current year	3,976
Additions for tax positions of prior years	4,325
Settlements	(5,473)
Statute expirations	(6,873)
Balance at May 31, 2020	$44,670

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

All U.S. federal income tax returns are closed to audit through fiscal 2016. Cintas is currently in various audits in certain foreign jurisdictions and certain domestic states. The years under foreign and domestic state audits cover fiscal years back to 2014. Based on the resolution of the various audits and other potential regulatory developments, it is expected that the balance of unrecognized tax benefits will not change for the fiscal year ending May 31, 2021.

Foreign Withholding Tax
The Company asserts that all foreign earnings will be indefinitely reinvested, with the exception of certain foreign investments in which earnings and cash generation are in excess of local needs. With the passage of tax reform in the U.S., dividends of earnings from non-US operations are generally no longer subject to US income tax. Cintas continues to analyze the estimated impact of the non-US income and withholding tax liabilities based on the source of these earnings, as well as the expected means through which those earnings may be taxed; however, the unrecorded tax is immaterial.

Note 10.  Employee Benefit Plans
Pension Plans
In conjunction with the acquisition of G&K, Cintas assumed G&K's noncontributory defined benefit pension plan (the Pension Plan) that covers substantially all legacy G&K employees who were employed as of July 1, 2005, except certain employees who were covered by union-administered plans. Benefits are based on the number of years of service and each employee’s compensation near retirement. We will make annual contributions to the Pension Plan consistent with federal funding requirements. The Pension Plan was frozen by G&K effective December 31, 2006. Future growth in benefits will not occur beyond this date. Applicable accounting standards require that the consolidated balance sheet reflect the funded status of the Pension Plan. The funded status of the Pension Plan is measured as the difference between the plan assets at fair value and the PBO. The PBO represents the actuarial present value of benefits expected to be paid upon retirement based on estimated future compensation levels. The measurement of the PBO is based on the Company’s estimates and actuarial valuations. The net pension liability at May 31, 2020 and 2019 is included in the long-term accrued liabilities on the consolidated balance sheet. Unrecognized differences between actual amounts and estimates based on actuarial assumptions are included in accumulated other comprehensive loss in our consolidated balance sheet. The difference between actual amounts and estimates based on actuarial assumptions are recognized in other comprehensive (loss) income in the period in which they occur. The estimated amortization from accumulated other comprehensive loss into net periodic benefit cost during fiscal year 2021 is immaterial.

Obligations and Funded Status at May 31: (In thousands)	2020	2019

Change in benefit obligation:
Projected benefit obligation, beginning of year	$91,935	$86,341
Interest cost	2,881	3,124
Actuarial loss	13,662	5,455
Benefits paid	(3,121)	(2,985)
Projected benefit obligation, end of year	$105,357	$91,935

Change in plan assets:
Fair value of plan assets, beginning of year	$62,267	$58,781
Actual return on plan assets	7,097	2,437
Employer contributions	2,098	4,034
Benefits paid	(3,121)	(2,985)
Fair value of plan assets, end of year	$68,341	$62,267

Funded status-net amount recognized	$(37,016)	$(29,668)

The net pension liability of $37.0 million and $29.7 million was included in long-term accrued liabilities on the consolidated balance sheet as of May 31, 2020 and 2019, respectively. An unrecognized net actuarial loss of $16.2 million and $6.7 million related to the Pension Plan was included in "other" within the accumulated other comprehensive loss on the consolidated balance sheet at May 31, 2020 and 2019, respectively.

Components of Net Periodic Pension (Benefit) Cost (In thousands)	2020	2019

Interest cost	$2,881	$3,124
Expected return on assets	(2,961)	(2,882)
Net periodic pension (benefit) cost	$(80)	$242

Assumptions
The following weighted average assumptions were used to determine benefit obligations for the Pension Plan for the fiscal years ended May 31 :

	2020	2019
Discount rate	2.54%	3.54%
Rate of compensation increase	N/A	N/A

The following weighted average assumptions were used to determine net periodic pension (benefit) cost for the Pension Plan for the fiscal years ended May 31:

	2020	2019
Discount rate	3.54%	3.95%
Expected return on plan assets	4.80%	4.90%
Rate of compensation increase	N/A	N/A

Plan Assets
The asset allocations in the Pension Plan at May 31, 2020 and 2019 are as follows:

	2020	2020	2019
	Target Asset Allocation	Actual Asset Allocation	Actual Asset Allocation

Large cap equity	26.0%	25.0%	26.4%
Small cap equity	5.0%	4.4%	5.3%
International equity	8.0%	6.7%	7.8%
Fixed income	45.0%	51.5%	45.0%
Absolute return strategy funds	16.0%	11.9%	13.3%
Cash	—%	0.5%	2.2%
Total	100.0%	100.0%	100.0%
Our investment committee, assisted by outside consultants, evaluates the objectives and investment policies concerning our long-term investment goals and asset allocation strategies. Plan assets are invested in various asset classes that are expected to produce a sufficient level of diversification and investment return over the long term. To develop the expected long-term rate of return on asset assumptions, we consider the historical returns and future expectations of returns for each asset class, as well as the target asset allocation, changes in investments expenses and investment goals of the pension portfolio. This resulted in the selection of 4.80% expected return on plan assets for fiscal year 2020 and 4.90% expected return on plan assets for fiscal year 2019. The investment goals are (1) to meet or exceed the assumed actuarial rate of return over the long term within reasonable and prudent levels of risk, and (2) to preserve the real purchasing power of assets to meet future obligations. The nature and duration of benefit obligations, along with assumptions concerning asset class returns and return correlations, are considered when determining an appropriate asset allocation to achieve the investment objectives. Pension plan assets for our qualified pension plans are held in a trust for the benefit of the plan participants and are invested in a diversified portfolio of equity investments, fixed income investments and cash. Risk targets are established and monitored against acceptable ranges. All investment policies and procedures are designed to ensure that the plans' investments are in compliance with the Employee Retirement Income Security Act. Guidelines are established defining permitted investments within each asset class.
The implementation of the investment strategy discussed above is executed through a variety of investment types, including U.S. government securities, corporate debt and mutual funds. The mutual fund investments are valued at the closing price reported on the active market on which the individual securities are traded and are not adjusted from the quoted active market price at the consolidated balance sheet date. The remaining investments, primarily corporate debt, are valued using unadjusted observable inputs such as third-party quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for the assets or liabilities.
The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while we believe our valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the consolidated balance sheet date.
Information on the Pension Plan investments as of May 31, 2020 and 2019, using the fair value hierarchy discussed in Note 1 entitled Significant Accounting Polices, is as follows:

	May 31, 2020
(In thousands)	Level 1	Level 2	Level 3	Total

Cash equivalents	$585	$—	$—	$585
U.S. government securities	2,733	4,327	—	7,060
Corporate debt	—	27,666	—	27,666
Mutual funds:
U.S. securities	28,455	—	—	28,455
International securities	4,575	—	—	4,575
Total	$36,348	$31,993	$—	$68,341

	May 31, 2019
(In thousands)	Level 1	Level 2	Level 3	Total

Cash equivalents	$1,379	$—	$—	$1,379
U.S. government securities	2,113	3,974	—	6,087
Corporate debt	—	21,970	—	21,970
Mutual funds:
U.S. securities	27,984	—	—	27,984
International securities	4,847	—	—	4,847
Total	$36,323	$25,944	$—	$62,267

We expect to make contributions of approximately $4.4 million to the Pension Plan during the next 12 months. The Pension Plan benefit payments expected to be paid for each of the next five years and thereafter are $3.9 million, $4.1 million, $4.2 million, $4.4 million, $4.5 million and $24.3 million, respectively.

Future changes in plan asset returns, assumed discount rates and various other factors related to the Pension Plan will impact future net periodic pension cost and liabilities. We cannot predict the impact of these changes in the future, and any changes may have a material impact on our consolidated results of operations and consolidated financial position.

Cintas administers a pension plan that was assumed in a previous acquisition and has historically been deemed immaterial for disclosure purposes. As of May 31, 2020 and 2019, the fair value of this pension plan's total assets was $7.3 million and $7.3 million, respectively, and the PBO was $9.4 million and $7.9 million, respectively.

Non-Contributory Retirement Plans
Cintas' Partners' Plan (the Plan) is a non-contributory profit sharing plan and Employee Stock Ownership Plan (ESOP) for the benefit of substantially all U.S. Cintas employee-partners who have completed one year of service. The Plan also includes a 401(k) savings feature covering substantially all U.S. employee-partners. The amounts of contributions to the Plan and ESOP, as well as the matching contribution to the 401(k), are made at the discretion of the Board of Directors. Total contributions, including Cintas' matching contributions, which approximate cost, were $74.3 million, $67.6 million and $56.7 million for the fiscal years ended May 31, 2020, 2019 and 2018, respectively. The expense associated with these contributions was recorded in selling general and administrative expenses on the consolidated statements of income.

Cintas has a non-contributory deferred profit sharing plan (DPSP), which covers substantially all Canadian employee-partners. In addition, a registered retirement savings plan (RRSP) is offered to those employees. The amounts of contributions to the DPSP, as well as the matching contribution to the RRSP, are made at the discretion of the Board of Directors. Total contributions, which approximate cost, were $2.6 million, $2.5 million and $2.8 million for the fiscal years ended May 31, 2020, 2019 and 2018, respectively.

Cintas has a supplemental executive retirement plan (SERP) subject to Section 409A of the Internal Revenue Code for the benefit of certain highly compensated Cintas employee-partners. The SERP allows participants to defer the receipt of compensation which would otherwise become payable to them. Matching contributions are made at the discretion of the Board of Directors. Total matching contributions were $8.4 million, $8.6 million and $8.2 million for the fiscal years ended May 31, 2020, 2019 and 2018, respectively.

Note 11.  Earnings per Share
Cintas uses the two-class method to calculate basic and diluted earnings per share as a result of outstanding participating securities in the form of restricted stock awards. See Note 12 entitled Stock-Based Compensation for additional information on restricted stock awards. The following table sets forth the computation of basic and diluted earnings per share from continuing operations using the two-class method for amounts attributable to Cintas' common shares for the fiscal years ended May 31:

Basic Earnings per Share from Continuing Operations (In thousands except per share data)	2020	2019	2018

Income from continuing operations	$876,360	$882,635	$783,932
Less: income from continuing operations allocated to participating securities	8,158	9,568	11,794
Income from continuing operations available to common shareholders	$868,202	$873,067	$772,138
Basic weighted average common shares outstanding	103,816	106,080	106,593

Basic earnings per share from continuing operations	$8.36	$8.23	$7.24

Diluted Earnings per Share from Continuing Operations (In thousands except per share data)	2020	2019	2018

Income from continuing operations	$876,360	$882,635	$783,932
Less: income from continuing operations allocated to participating securities	8,158	9,568	11,794
Income from continuing operations available to common shareholders	$868,202	$873,067	$772,138
Basic weighted average common shares outstanding	103,816	106,080	106,593
Effect of dilutive securities – employee stock options	3,196	3,415	3,217
Diluted weighted average common shares outstanding	107,012	109,495	109,810

Diluted earnings per share from continuing operations	$8.11	$7.97	$7.03

Basic and diluted earnings per share from discontinued operations were calculated using the two-class method. Basic earnings per share from discontinued operations rounded to $0.00, $0.02 and $0.54 for the fiscal years ended May 31, 2020, 2019 and 2018, respectively. Diluted earnings per share from discontinued operations rounded to $0.00, $0.02 and $0.53 for the fiscal years ended May 31, 2020, 2019 and 2018, respectively.

For the fiscal years ended May 31, 2020, 2019 and 2018, options granted to purchase 0.2 million, 0.5 million and 0.8 million shares of Cintas common stock, respectively, were excluded from the computation of diluted earnings per share. The exercise prices of these options were greater than the average market price of the common shares (anti-dilutive).

On August 2, 2016, we announced that the Board of Directors authorized a $500.0 million share buyback program. This program was completed in November 2018. On October 30, 2018, we announced that the Board of Directors authorized a $1.0 billion share buyback program, which does not have an expiration date. On October 29, 2019, we announced the Board of Directors authorized a new $1.0 billion share buyback program, which does not have an expiration date. The following table summarizes the buyback activity by program and fiscal year ended May 31:

	2020			2019			2018
Buyback Program (In thousands except per share data)	Shares	Avg. Price per Share	Purchase Price	Shares	Avg. Price per Share	Purchase Price	Shares	Avg. Price per Share	Purchase Price

August 2, 2016	—	$—	$—	2,130	$192.55	$410,003	518	$173.51	$89,997
October 30, 2018	1,607	$246.19	$395,681	2,673	$203.30	$543,442	—	$—	$—
October 29, 2019	—	$—	$—	—	$—	$—	—	$—	$—
	1,607	$246.19	$395,681	4,803	$198.53	$953,445	518	$173.51	$89,997

There were no share buybacks in the period subsequent to May 31, 2020 through July 29, 2020, under any share buyback program. From the inception of the October 30, 2018 program through July 29, 2020, Cintas has purchased a total of 4.3 million shares of Cintas common stock at an average price of $219.42 per share for a total purchase price of $939.1 million.

In addition to the buyback programs, Cintas acquired shares of Cintas common stock in satisfaction of employee payroll taxes due on restricted stock awards that vested during the fiscal year. For the fiscal year ended May 31, 2020, Cintas acquired 0.3 million shares at an average price of $260.89 per share for a total purchase price of $68.8 million. For the fiscal year ended May 31, 2019, Cintas acquired 0.3 million shares at an average price of $204.50 per share for a total purchase price of $62.9 million. For the fiscal year ended May 31, 2018, Cintas acquired 0.3 million shares at an average price of $130.30 per share for a total purchase price of $37.3 million.

Note 12.  Stock-Based Compensation
On August 2, 2016, the Board of Directors approved and adopted the Cintas Corporation 2016 Equity and Incentive Compensation Plan (the 2016 Plan) to replace the Cintas' 2005 Equity Compensation Plan, as amended (the 2005 Plan). The 2016 Plan was approved by Cintas shareholders at its Annual Meeting on October 18, 2016, at which time the 2016 Plan became effective. Under the 2016 Plan, Cintas may grant officers and key employee-partners equity compensation in the form of stock options, stock appreciation rights, restricted and unrestricted stock awards, performance awards and other stock unit awards representing up to an aggregate of 12,500,000 shares of Cintas' common stock. Any shares of common stock that remained available under the 2005 Plan became part of the total available share balance of 12,500,000 shares under the 2016 Plan. At May 31, 2020, 7,239,070 shares of common stock were reserved for future issuance under the 2016 Plan. Total compensation cost for stock-based awards for continuing operations was $115.4 million, $139.2 million and $110.7 million for the fiscal years ended May 31, 2020, 2019 and 2018, respectively. Cintas accounts for forfeitures of stock-based awards as they occur. The total income tax benefit recognized in the consolidated income statement for share-based compensation arrangements for continuing operations was $29.2 million, $34.0 million and $32.3 million for the fiscal years ended May 31, 2020, 2019 and 2018, respectively.

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

The fair value of options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions for the fiscal years ended May 31:

	2020	2019	2018

Risk-free interest rate	1.9%	2.7%	1.8%
Dividend yield	1.1%	1.2%	1.2%
Expected volatility of Cintas' common stock	19.0%	17.9%	17.2%
Expected life of the option in years	6.0	6.0	6.5

The risk-free interest rate is based on U.S. government issues with a remaining term equal to the expected life of the stock options. The determination of expected volatility is based on historical volatility of Cintas' common stock over the period commensurate with the expected term of stock options, as well as other relevant factors. The weighted average expected term was determined based on the historical employee exercise behavior of the options. The weighted-average fair value of stock options granted during fiscal 2020, 2019 and 2018 was $46.87, $47.68 and $37.62, respectively.

The information presented in the following table relates primarily to stock options granted and outstanding under either the 2016 Plan or under previously adopted plans:

	Shares	Weighted Average Exercise Price

Outstanding, June 1, 2017 (1,795,898 shares exercisable)	8,588,050	$74.77
Granted	1,664,867	175.86
Canceled	(7,809)	45.10
Forfeited	(255,627)	94.73
Exercised	(1,059,295)	44.06
Outstanding, May 31, 2018 (2,006,922 shares exercisable)	8,930,186	96.71
Granted	1,013,005	219.37
Canceled	(3,045)	58.03
Forfeited	(397,304)	155.39
Exercised	(1,333,908)	54.14
Outstanding, May 31, 2019 (1,919,976 shares exercisable)	8,208,934	123.80
Granted	575,813	250.50
Canceled	(5,432)	72.17
Forfeited	(312,391)	185.08
Exercised	(1,361,525)	70.03
Outstanding, May 31, 2020 (1,913,374 shares exercisable)	7,105,399	$145.54

The intrinsic value of stock options exercised was $262.1 million, $193.6 million and $110.9 million for the fiscal years ended May 31, 2020, 2019 and 2018, respectively. The total cash received from employees as a result of employee stock option exercises for the fiscal years ended May 31, 2020, 2019 and 2018 was $90.5 million, $65.4 million and $41.8 million, respectively.

The fair value of stock options vested was $27.8 million, $22.4 million and $17.9 million for the fiscal years ended May 31, 2020, 2019 and 2018, respectively.

The following table summarizes the information related to stock options outstanding at May 31, 2020:

		Outstanding Options		Exercisable Options
Range of Exercise Prices	Number Outstanding	Average Remaining Option Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$25.88 - $86.09	1,312,485	3.12	$51.39	1,293,021	$50.87
$86.10 - $115.64	1,782,627	5.73	98.76	565,553	94.72
$115.65 - $205.74	1,593,806	7.29	143.10	54,800	145.02
$205.75 - $278.97	2,416,481	8.86	232.80	—	—
$25.88 - $278.97	7,105,399	6.66	$145.54	1,913,374	$66.53

At May 31, 2020, the aggregate intrinsic value of stock options outstanding and exercisable was $727.7 million and $347.1 million, respectively. The weighted-average remaining contractual term of stock options exercisable is 3.9 years.

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

The information presented in the following table relates to restricted stock awards granted and outstanding under either the 2016 Plan or under previously adopted plans:

	Shares	Weighted Average Grant Price

Outstanding, unvested grants at June 1, 2017	2,742,074	$91.91
Granted	669,932	183.83
Forfeited	(69,416)	102.96
Vested	(701,476)	64.64
Outstanding, unvested grants at May 31, 2018	2,641,114	122.18
Granted	425,614	221.27
Forfeited	(109,393)	169.48
Vested	(765,647)	93.37
Outstanding, unvested grants at May 31, 2019	2,191,688	149.12
Granted	228,292	248.39
Forfeited	(135,934)	208.37
Vested	(658,831)	113.93
Outstanding, unvested grants at May 31, 2020	1,625,215	$199.73

The remaining unrecognized compensation cost related to unvested stock options and restricted stock at May 31, 2020 was $199.3 million. The weighted-average period of time over which this cost will be recognized is 1.9 years.

Note 13.  Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss), net of tax:

(In thousands)	Foreign Currency	Unrealized Income (Loss) on Interest Rate Hedges	Other	Total

Balance at June 1, 2018	$6,550	$10,449	$(656)	$16,343
Other comprehensive loss before reclassifications	(21,572)	(27,659)	(5,085)	(54,316)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,179)	—	(1,179)
Net current period other comprehensive loss	(21,572)	(28,838)	(5,085)	(55,495)
Balance at May 31, 2019	(15,022)	(18,389)	(5,741)	(39,152)
Cumulative effect of change in accounting principle (1)	—	2,058	(83)	1,975
Other comprehensive loss before reclassifications	(11,321)	(94,954)	(8,495)	(114,770)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,433)	—	(1,433)
Net current period other comprehensive loss	(11,321)	(96,387)	(8,495)	(116,203)
Balance at May 31, 2020	$(26,343)	$(112,718)	$(14,319)	$(153,380)
(1) See new accounting pronouncements in Note 1 entitled Significant Accounting Policies for more information.

The following table summarizes the reclassifications out of accumulated other comprehensive income (loss) during the fiscal years ended May 31:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line in the Consolidated Statements of Income

(In thousands)	2020	2019

Amortization of interest rate locks	$1,896	$1,896	Interest expense
Tax expense	(463)	(717)	Income taxes
Amortization of interest rate locks, net of tax	$1,433	$1,179	Net of tax

Note 14.  Operating Segment Information
Cintas’ reportable operating segments are Uniform Rental and Facility Services and First Aid and Safety Services. The Uniform Rental and Facility Services reportable operating segment, consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items. In addition to these rental items, restroom cleaning services and supplies, carpet and tile cleaning services and the sale of items from our catalogs to our customers on route are included within this reportable operating segment. The First Aid and Safety Services reportable operating segment consists of first aid and safety products and services. The remainder of Cintas’ operating segments, which consists of the Fire Protection Services operating segment and the Uniform Direct Sale operating segment, is included in All Other.
Cintas evaluates the performance of each operating segment based on several factors of which the primary financial measures are operating segment revenue and income before income taxes. The accounting policies of the operating segments are the same as those described in Note 1 entitled Significant Accounting Policies. Information related to the operations of Cintas' reportable operating segments and All Other is set forth below:

(In thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Corporate (1)	Total
May 31, 2020
Revenue	$5,643,494	$708,569	$733,057	$—	$7,085,120
Gross margin	$2,588,349	$338,661	$306,738	$—	$3,233,748
Selling and administrative expenses	1,583,791	231,769	255,492	—	2,071,052
Interest expense, net	—	—	—	104,405	104,405
Income before income taxes	$1,004,558	$106,892	$51,246	$(104,405)	$1,058,291
Depreciation and amortization	$317,699	$38,516	$22,838	$—	$379,053
Capital expenditures	$183,364	$35,678	$11,247	$—	$230,289
Total assets	$6,531,673	$611,205	$381,605	$145,402	$7,669,885

May 31, 2019
Revenue	$5,552,430	$619,470	$720,403	$—	$6,892,303
Gross margin	$2,524,831	$297,074	$306,683	$—	$3,128,588
Selling and administrative expenses	1,533,711	206,990	239,943	—	1,980,644
G&K Services, Inc. integration expenses	14,410	—	—	—	14,410
Gain on sale of a cost method investment	—	—	—	69,373	69,373
Interest expense, net	—	—	—	100,508	100,508
Income before income taxes	$976,710	$90,084	$66,740	$(31,135)	$1,102,399
Depreciation and amortization	$301,328	$36,824	$21,941	$—	$360,093
Capital expenditures	$220,373	$36,783	$19,563	$—	$276,719
Total assets	$6,442,461	$504,920	$392,636	$96,645	$7,436,662

May 31, 2018
Revenue	$5,247,124	$564,706	$664,802	$—	$6,476,632
Gross margin	$2,360,165	$265,785	$282,573	$—	$2,908,523
Selling and administrative expenses	1,500,644	190,567	225,581	—	1,916,792
G&K Services, Inc. integration expenses	41,897	—	—	—	41,897
Interest expense, net	—	—	—	108,833	108,833
Income before income taxes	$817,624	$75,218	$56,992	$(108,833)	$841,001
Depreciation and amortization	$236,773	$21,898	$20,745	$—	$279,416
Capital expenditures	$225,694	$27,932	$18,073	$—	$271,699
Total assets	$5,977,314	$471,165	$371,011	$138,724	$6,958,214
(1)  Corporate assets represent the consolidated cash balance in all periods presented.

Note 15.  Quarterly Financial Data (Unaudited)
The following is a summary of the consolidated results of operation for each of the quarters within the fiscal years ended May 31, 2020 and 2019:

May 31, 2020 (In thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue	$1,811,139	$1,843,749	$1,810,648	$1,619,584
Gross margin	$849,142	$852,391	$824,395	$707,820
Income from continuing operations	$250,812	$246,443	$234,520	$144,585
Basic earnings per share, continuing operations	$2.40	$2.35	$2.23	$1.38
Diluted earnings per share, continuing operations	$2.32	$2.27	$2.16	$1.35
Weighted average number of shares outstanding	103,543	103,959	104,245	103,758

May 31, 2019 (In thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenue	$1,697,975	$1,718,268	$1,682,330	$1,793,730
Gross margin	$774,712	$775,158	$755,153	$823,565
Income from continuing operations	$212,547	$242,994	$200,923	$226,171
Basic earnings per share, continuing operations	$1.96	$2.25	$1.89	$2.13
Diluted earnings per share, continuing operations	$1.89	$2.18	$1.83	$2.06
Weighted average number of shares outstanding	106,835	106,475	105,080	105,018

Note 16.  Discontinued Operations
In fiscal 2018, Cintas sold a significant business referred to as Discontinued Services and received $127.8 million of proceeds from the sale. Prior to the sale, Discontinued Services was primarily included in All Other and was classified as held for sale. In fiscal 2016, Cintas sold the investment in the Shred-it Partnership (Shred-it). In accordance with the applicable accounting guidance for the disposal of long-lived assets, the results of Discontinued Services and Shred-it have been excluded from both continuing operations and operating segment results for all periods presented.

During fiscal 2020 and 2019, we received additional proceeds related to contingent consideration on the sale of Shred-it and realized a pre-tax gain of $0.2 million and $3.2 million, respectively.

Following is selected financial information included in net income from discontinued operations for Discontinued Services and Shred-it for the fiscal years ended May 31:

(In thousands)	2020	2019	2018

Revenue	$—	$—	$10,773

Loss before income taxes, excluding gains from sale transactions and investments	(646)	(97)	(2,433)
Income tax benefit	160	24	706
Gain on sale of business	216	3,200	96,400
Income tax expense on net gain	(53)	(781)	(36,019)
Net (loss) income from discontinued operations	$(323)	$2,346	$58,654

Note 17.  G&K Services, Inc. Integration Expenses
As a result of the acquisition of G&K in fiscal 2017, the Company incurred $14.4 million and $41.9 million, in integration expenses in fiscal 2019 and 2018, respectively. No such costs were incurred in fiscal 2020. In fiscal 2019, the Company incurred integration expenses directly related to the acquisition of $16.9 million, which primarily consisted of facility closure expenses, partially offset by a $2.5 million adjustment to the accrual for employee termination expenses previously recognized under ASC Topic 712, "Compensation - Nonretirement Postemployment Benefits" (Topic 712). The $41.9 million of costs incurred in fiscal 2018 related to lease cancellation costs, facility closure expenses and other integration expenses directly related to the acquisition.

The integration expenses for all fiscal years are included in a single line in the consolidated statements of income and are reported by operating segment in Note 14 entitled Operating Segment Information.

The amount of employee termination benefits paid during the fiscal year ended May 31, 2020, 2019 and 2018 was $0.7 million, $3.8 million and $15.2 million, respectively. The related liability balance was fully paid at May 31, 2020 and was $2.8 million at May 31, 2019. We do not expect to pay any additional employee termination benefits related to G&K.

Item 9.  Changes in and Disagreements with
Accountants on Accounting and Financial Disclosure
None.

Item 9A.  Controls and Procedures
Disclosure Controls and Procedures
With the participation of Cintas' management, including Cintas' Chairman and Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, Cintas has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act) as of May 31, 2020. Based on such evaluation, Cintas' management, including Cintas' Chairman and Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, have concluded that Cintas' disclosure controls and procedures were effective as of May 31, 2020, in ensuring (i) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is accumulated and communicated to Cintas' management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting
Management's Report on Internal Control over Financial Reporting and the Report of Ernst & Young LLP, Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this Annual Report on Form 10-K and are incorporated by reference herein.
There were no changes in Cintas' internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended May 31, 2020, that have materially affected, or are reasonably likely to materially affect, Cintas' internal control over financial reporting.

Item 9B.  Other Information
None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance
The information required under this item is incorporated herein by reference to the material contained in Cintas' definitive proxy statement for the 2020 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the close of the fiscal year (the Proxy Statement).

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

The following table provides information about Cintas' common stock that may be issued under Cintas' equity compensation plans as of May 31, 2020.

Equity Compensation Plan Information Plan category	Number of shares to be issued upon exercise of outstanding options (1)	Weighted average exercise price of outstanding options (1)	Number of shares remaining available for future issuance under equity compensation plans

Equity compensation plans approved by shareholders	7,105,399	$145.54	7,239,070
Equity compensation plans not approved by shareholders	—	—	—
Total	7,105,399	$145.54	7,239,070

(1) Excludes 1,625,215 unvested restricted stock units.

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

For each of the three years in the period ended May 31, 2020.

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

4.2		Form of 6.15% Senior Note due 2036 (Incorporated by reference to Exhibit 4.3 to Cintas' Current Report on Form 8-K filed on August 21, 2006).

4.3		Form of 4.30% Senior Note due 2021 (Incorporated by reference to Exhibit 4.2 to Cintas' Current report on Form 8-K filed on May 23, 2011).

4.4		Form of 3.25% Senior Note due 2022 (Incorporated by reference to Exhibit 4.1 to Cintas' Current Report on Form 8-K filed on June 8, 2012).

4.5		Form of 2.900% Senior Notes due 2022 (Incorporated by reference to Exhibit 4.1 to Cintas' Current Report on Form 8-K filed on March 14, 2017).

4.6		Form of 3.700% Senior Notes due 2027 (Incorporated by reference to Exhibit 4.2 to Cintas' Current Report on Form 8-K filed on March 14, 2017).

4.7		Form of 3.250% Senior Notes due 2022 (Incorporated by reference to Exhibit 4.3 to Cintas' Current Report on Form 8-K filed on March 14, 2017).

4.8		Description of Securities (Incorporated by reference to Exhibit 4.8 to Cintas' Annual Report on Form 10-K for the year ended May 31, 2019).

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

14		Code of Ethics (Incorporated by reference to Exhibit 14 to Cintas' Annual Report on Form 10-K for the year ended May 31, 2004).

21	**	Subsidiaries of the Registrant.

23	**	Consent of Independent Registered Public Accounting Firm.

31.1	**	Certification of Principal Executive Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	**	Certification of Principal Financial Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	**	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. § 1350.

32.2	**	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. § 1350.

101		The following financial statements from Cintas' Annual Report on Form 10-K for the fiscal year ended May 31, 2020, formatted in Inline XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104		The cover page from Cintas' Annual Report on Form 10-K for the fiscal year ended May 31, 2020, formatted in Inline XBRL (included as Exhibit 101).

*           Management compensatory contracts

**          Filed herewith

***    Pursuant to Item 601(a)(5), certain exhibits and schedules have been omitted and Cintas agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted exhibits upon request.

Item 16.  Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINTAS CORPORATION

By:	/s/	Scott D. Farmer
Scott D. Farmer
Chairman and Chief Executive Officer

DATE SIGNED: July 29, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Capacity	Date

/s/	Scott D. Farmer Scott D. Farmer	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	July 29, 2020

/s/	Ronald W. Tysoe Ronald W. Tysoe	Director	July 29, 2020

/s/	John F. Barrett John F. Barrett	Director	July 29, 2020

/s/	Karen L. Carnahan Karen L. Carnahan	Director	July 29, 2020

/s/	James J. Johnson James J. Johnson	Director	July 29, 2020

/s/	J. Michael Hansen J. Michael Hansen	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	July 29, 2020

Cintas Corporation
Schedule II — Valuation and Qualifying Accounts and Reserves

(In thousands)	Balance at Beginning of Year	Additions (1)	Deductions (2)	Balance at End of Year

Allowance for Doubtful Accounts
May 31, 2018	$20,525	$13,358	$373	$33,510
May 31, 2019	$33,510	$10,761	$6,462	$37,809
May 31, 2020	$37,809	$40,789	$16,431	$62,167

(1)Represents amounts charged to expense to increase reserve for estimated future bad debts.

(2)Represents reductions in the balance sheet reserve due to the actual write-off of non-collectible accounts receivable. These amounts do not impact Cintas' consolidated income statement.