Form 10-Q
period 2020-08-31
CINTAS CORP
filed 2020-10-09
CIK 723254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	August 31, 2020
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding September 30, 2020
Common Stock, no par value	104,625,384

CINTAS CORPORATION

Part I. Financial Information

ITEM 1.                              FINANCIAL STATEMENTS
CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
(In thousands except per share data)

	Three Months Ended
	August 31, 2020	August 31, 2019
Revenue:
Uniform rental and facility services	$1,394,411	$1,454,527
Other	352,164	356,612
Total revenue	1,746,575	1,811,139

Costs and expenses:
Cost of uniform rental and facility services	715,412	768,676
Cost of other	204,962	193,321
Selling and administrative expenses	476,495	542,996

Operating income	349,706	306,146

Interest income	(64)	(162)
Interest expense	24,550	27,321

Income before income taxes	325,220	278,987
Income taxes	25,215	28,175
Net income	$300,005	$250,812

Basic earnings per share	$2.86	$2.40

Diluted earnings per share	$2.78	$2.32

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended
	August 31, 2020	August 31, 2019

Net income	$300,005	$250,812

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	26,946	6,724
Change in fair value of interest rate lock agreements, net of tax expense (benefit) of $3,672 and $(9,844), respectively	10,842	(29,903)
Amortization of interest rate lock agreements, net of tax benefit of $116 and $179, respectively	(358)	(295)

Other comprehensive income (loss), net of tax expense (benefit) of $3,788 and $(9,665), respectively	37,430	(23,474)

Comprehensive income	$337,435	$227,338

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands except share data)

	August 31, 2020	May 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$421,542	$145,402
Accounts receivable, net	866,414	870,369
Inventories, net	488,165	408,898
Uniforms and other rental items in service	756,364	770,411
Prepaid expenses and other current assets	133,692	114,619
Total current assets	2,666,177	2,309,699

Property and equipment, net	1,378,385	1,403,065

Investments	240,431	214,847
Goodwill	2,886,048	2,870,020
Service contracts, net	441,641	451,529
Operating lease right-of-use assets, net	159,120	159,967
Other assets, net	271,579	260,758
	$8,043,381	$7,669,885

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$252,513	$230,995
Accrued compensation and related liabilities	117,577	127,417
Accrued liabilities	406,787	456,653
Income taxes, current	23,251	27,099
Operating lease liabilities, current	43,414	43,031
Debt due within one year	249,808	—
Total current liabilities	1,093,350	885,195

Long-term liabilities:
Debt due after one year	2,290,447	2,539,705
Deferred income taxes	385,149	388,579
Operating lease liabilities	121,727	122,695
Accrued liabilities	547,904	498,509
Total long-term liabilities	3,345,227	3,549,488

Shareholders’ equity:
Preferred stock, no par value:	—	—
100,000 shares authorized, none outstanding
Common stock, no par value:	1,345,233	1,102,689
425,000,000 shares authorized
FY 2021: 188,155,836 shares issued and 104,548,040 shares outstanding
FY 2020: 186,793,207 shares issued and 103,415,368 shares outstanding
Paid-in capital	30,155	171,521
Retained earnings	7,596,514	7,296,509
Treasury stock:	(5,251,148)	(5,182,137)
FY 2021: 83,607,796 shares
FY 2020: 83,377,839 shares
Accumulated other comprehensive loss	(115,950)	(153,380)
Total shareholders’ equity	3,604,804	3,235,202
	$8,043,381	$7,669,885

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands)

	Common Stock		Paid-In Capital	Retained Earnings	Other Accumulated Comprehensive Loss	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount

Balance at June 1, 2020	186,793	$1,102,689	$171,521	$7,296,509	$(153,380)	(83,378)	$(5,182,137)	$3,235,202
Net income	—	—	—	300,005	—	—	—	300,005
Comprehensive income, net of tax	—	—	—	—	37,430	—	—	37,430
Stock-based compensation	—	—	29,055	—	—	—	—	29,055
Vesting of stock-based compensation awards	568	170,421	(170,421)	—	—	—	—	—
Stock options exercised, net of shares surrendered	795	72,123	—	—	—	—	—	72,123
Repurchase of common stock	—	—	—	—	—	(230)	(69,011)	(69,011)
Balance at August 31, 2020	188,156	$1,345,233	$30,155	$7,596,514	$(115,950)	(83,608)	$(5,251,148)	$3,604,804

	Common Stock		Paid-In Capital	Retained Earnings	Other Accumulated Comprehensive Loss	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount

Balance at June 1, 2019	184,791	$840,328	$227,928	$6,691,236	$(39,152)	(81,506)	$(4,717,619)	$3,002,721
Net income	—	—	—	250,812	—	—	—	250,812
Comprehensive loss, net of tax	—	—	—	—	(23,474)	—	—	(23,474)
Stock-based compensation	—	—	40,395	—	—	—	—	40,395
Vesting of stock-based compensation awards	605	157,882	(157,882)	—	—	—	—	—
Stock options exercised, net of shares surrendered	557	37,915	—	—	—	—	—	37,915
Repurchase of common stock	—	—	—	—	—	(1,082)	(256,830)	(256,830)
Cumulative effect of change in accounting principle	—	—	—	(2,808)	1,975	—	—	(833)
Balance at August 31, 2019	185,953	$1,036,125	$110,441	$6,939,240	$(60,651)	(82,588)	$(4,974,449)	$3,050,706

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	August 31, 2020	August 31, 2019
Cash flows from operating activities:
Net income	$300,005	$250,812
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	60,574	56,726
Amortization of intangible assets and capitalized contract costs	35,605	35,268
Stock-based compensation	29,055	40,395
Deferred income taxes	(8,716)	7,910
Change in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	7,118	(6,636)
Inventories, net	(77,944)	(1,726)
Uniforms and other rental items in service	16,552	(11,305)
Prepaid expenses and other current assets and capitalized contract costs	(42,277)	(41,928)
Accounts payable	20,358	13,357
Accrued compensation and related liabilities	(10,067)	(58,718)
Accrued liabilities and other	(14,297)	(24,082)
Income taxes, current	(3,674)	16,828
Net cash provided by operating activities	312,292	276,901

Cash flows from investing activities:
Capital expenditures	(30,876)	(64,743)
Purchases of investments	(4,940)	(9,391)
Acquisitions of businesses, net of cash acquired	(1,984)	(3,896)
Other, net	(2,142)	(109)
Net cash used in investing activities	(39,942)	(78,139)

Cash flows from financing activities:
Issuance of commercial paper, net	—	26,500
Proceeds from exercise of stock-based compensation awards	72,123	37,915
Repurchase of common stock	(69,011)	(256,830)
Other, net	(869)	(1,192)
Net cash provided by (used in) financing activities	2,243	(193,607)

Effect of exchange rate changes on cash and cash equivalents	1,547	331

Net increase in cash and cash equivalents	276,140	5,486

Cash and cash equivalents at beginning of period	145,402	96,645

Cash and cash equivalents at end of period	$421,542	$102,131

See accompanying notes.

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation
The consolidated condensed financial statements of Cintas Corporation (Cintas, the Company, we, us or our) included herein have been prepared by Cintas, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with United States generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. While we believe that the disclosures are adequately presented, we suggest that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2020. A summary of our significant accounting policies is presented beginning on page 40 of that report. There have been no material changes in the accounting policies followed by Cintas during the current fiscal year other than the adoption of new accounting pronouncements discussed below.

Interim results are subject to variations and are not necessarily indicative of the results of operations for a full fiscal year. In the opinion of management, adjustments (which include only normal recurring adjustments) necessary for a fair statement of the consolidated results of the interim periods shown have been made.

Inventories, net are valued at the lower of cost (first-in, first-out) or net realizable value. Inventory is comprised of the following:

(In thousands)	August 31, 2020	May 31, 2020

Raw materials	$18,560	$18,661
Work in process	26,747	29,497
Finished goods	442,858	360,740
	$488,165	$408,898
Inventories are recorded net of reserves for obsolete inventory of $48.2 million and $45.5 million at August 31, 2020 and May 31, 2020, respectively. The inventory obsolescence reserve is determined by specific identification, as well as an estimate based on Cintas' historical rates of obsolescence. Once a specific inventory item is written down to the lower of cost or net realizable value, a new cost basis has been established, and that inventory item cannot subsequently be marked up.
New Accounting Pronouncements
Effective June 1, 2020, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In connection with recognizing credit losses on accounts receivable and other financial instruments, Cintas now uses a forward-looking expected loss model rather than the incurred loss model. Adoption of ASU 2016-13 requires using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date to align existing credit loss methodology with the new standard. The adoption of ASU 2016-13 did not have a material impact on the Company's consolidated condensed financial statements.

No other new accounting pronouncement recently issued or newly effective had or is expected to have a material impact on Cintas' consolidated condensed financial statements.

Note 2 - Revenue Recognition
The following table presents Cintas' total revenue disaggregated by operating segment for the three months ended August 31:

	2020		2019
(In thousands)	Revenue	%	Revenue	%

Uniform Rental and Facility Services	$1,394,411	79.8%	$1,454,527	80.3%
First Aid and Safety Services	204,481	11.7%	172,090	9.5%
Fire Protection Services	108,065	6.2%	110,126	6.1%
Uniform Direct Sales	39,618	2.3%	74,396	4.1%
Total revenue	$1,746,575	100.0%	$1,811,139	100.0%

Fire Protection Services and Uniform Direct Sales are included within All Other as disclosed in Note 12 entitled Segment Information.

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

Revenue recorded is presented net of sales and other taxes we collect on behalf of governmental authorities. Shipping and handling costs charged to customers are treated as fulfillment activities and are recorded in both revenue and cost of sales at the time control is transferred to the customer. Certain of our customer contracts, primarily within our Uniform Direct Sales operating segment, include pricing terms and conditions that include components of variable consideration. The variable consideration is typically in the form of consideration paid to a customer based on performance metrics specified within the contract. Specifically, some contracts contain discounts or rebates that the customer can earn through the achievement of specified volume levels. Each component of variable consideration is earned based on the Company's actual performance during the measurement period specified within the contract. To determine the transaction price, the Company estimates the variable consideration using the most likely amount method, based on the specific contract provisions and known performance results during the relevant measurement period. When determining if variable consideration should be constrained, the Company considers whether factors outside its control could result in a significant reversal of revenue. In making these assessments, the Company considers the likelihood and magnitude of a potential reversal. The Company's performance period generally corresponds with the monthly invoice period. No constraints on our revenue recognition were applied during the three months ended August 31, 2020 or 2019. The Company reassesses these estimates during each reporting period. Cintas maintains a liability for these discounts and rebates within accrued liabilities on the consolidated condensed balance sheets. Variable consideration also includes consideration paid to a customer at the beginning of a contract. Cintas capitalizes this consideration and amortizes it over the life of the contract as a reduction to revenue in accordance with Accounting Standards Codification (ASC) 606, "Revenue" (Topic 606). These assets are included in other assets, net on the consolidated condensed balance sheet.

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

Costs to Obtain a Contract
The Company capitalizes commission expenses paid to our employee-partners when the commissions are deemed to be incremental for obtaining the route servicing customer contract. The deferred commissions are amortized on a straight-line basis over the expected period of benefit. We review the deferred commission balances for impairment on an ongoing basis. Deferred commissions are classified as current or noncurrent based on the timing of when we expect to recognize the expense. The current portion is included in prepaid expenses and other current assets and the noncurrent portion is included in other assets, net on the Company's consolidated condensed balance sheets. As of August 31, 2020, the current and noncurrent assets related to deferred commissions totaled $77.5 million and $230.0 million, respectively. As of May 31, 2020, the current and noncurrent assets related to deferred commissions totaled $76.2 million and $227.1 million, respectively. We recorded amortization expense related to deferred commissions of $20.4 million and $18.8 million during the three months ended August 31, 2020 and 2019, respectively. These expenses are classified in selling and administrative expenses on the consolidated condensed statements of income.
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

Operating lease right-of-use assets, net and operating lease liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term and include options to extend or terminate the lease when they are reasonably certain to be exercised. The present value of lease payments is determined primarily using the incremental borrowing rate (discount rate) based on the information available at lease commencement date. Lease expense for operating leases is recorded on a straight-line basis over the lease term and variable lease costs are recorded as incurred. Both lease expense and variable lease costs are primarily recorded in cost of uniform rental and facility services and other on the Company's consolidated condensed statements of income. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Operating lease costs, including short-term lease expense and variable lease costs which were immaterial in each period, were $17.1 million and $17.2 million for the three months ended August 31, 2020 and 2019, respectively.

The following table provides supplemental information related to the Company's consolidated condensed statements of cash flows for the three months ended August 31:

(In thousands)	2020	2019

Cash paid for amounts included in the measurement of operating lease liabilities	$12,254	$12,342
Operating lease right-of-use assets obtained in exchange for new and renewed operating lease liabilities	$9,317	$6,828

Other information related to the operating lease right-of-use assets, net and operating lease liabilities was as follows:

	August 31, 2020	May 31, 2020

Weighted-average remaining lease term - operating leases	5.10 years	5.19 years
Weighted-average discount rate - operating leases	2.62%	2.66%

The contractual future minimum lease payments of Cintas' operating lease liabilities by fiscal year are as follows as of August 31, 2020:

(In thousands)

2021 (remaining nine months)	$36,380
2022	40,728
2023	32,079
2024	22,423
2025	15,766
Thereafter	29,643
Total payments	177,019
Less interest	(11,878)
Total present value of lease payments	$165,141

Note 4 - Fair Value Measurements
All financial instruments that are measured at fair value on a recurring basis (at least annually) have been classified within the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the consolidated condensed balance sheet date. These financial instruments measured at fair value on a recurring basis are summarized below:

	As of August 31, 2020
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$421,542	$—	$—	$421,542
Other assets, net:
Interest rate lock agreements	—	6,425	—	6,425
Total assets at fair value	$421,542	$6,425	$—	$427,967

Long-term accrued liabilities:
Interest rate lock agreements	$—	$156,051	$—	$156,051
Total liabilities at fair value	$—	$156,051	$—	$156,051

	As of May 31, 2020
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$145,402	$—	$—	$145,402
Other assets, net
Interest rate lock agreements	—	1,546	—	1,546
Total assets at fair value	$145,402	$1,546	$—	$146,948

Long-term accrued liabilities:
Interest rate lock agreements	$—	$165,686	$—	$165,686
Total liabilities at fair value	$—	$165,686	$—	$165,686

Cintas’ cash and cash equivalents are generally classified within Level 1 or Level 2 of the fair value hierarchy. Financial instruments classified as Level 1 are based on quoted market prices in active markets, and financial instruments classified as Level 2 are based on quoted market prices, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency. The types of financial instruments Cintas classifies within Level 1 include most bank deposits and money market securities. Cintas does not adjust the quoted market price for such financial instruments.

The fair values of outstanding interest rate lock agreements are included in other assets, net and long-term accrued liabilities at both August 31, 2020 and May 31, 2020. The fair values of Cintas' interest rate lock agreements are based on similar exchange traded derivatives (market approach) and are, therefore, included within Level 2 of the fair value hierarchy. The fair value was determined by comparing the locked rates against the benchmarked treasury rate. No other amounts included in other assets, net or long-term accrued liabilities are recorded at fair value on a recurring basis.

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

Note 5 - Investments
At August 31, 2020, investments were $240.4 million and include the cash surrender value of insurance policies of $217.2 million, equity method investments of $20.1 million and cost method investments of $3.1 million. At May 31, 2020, investments were $214.8 million and include the cash surrender value of insurance policies of $192.7 million, equity method investments of $19.0 million and cost method investments of $3.1 million. Investments are generally evaluated for impairment on an annual basis or when indicators of impairment exist. For the three months ended August 31, 2020 and 2019, no impairment losses were recorded.

Note 6 - Earnings Per Share
Cintas uses the two-class method to calculate basic and diluted earnings per share as a result of outstanding participating securities in the form of restricted stock awards. The following tables set forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Cintas’ common shares.

	Three Months Ended
Basic Earnings per Share (in thousands except per share data)	August 31, 2020	August 31, 2019

Net income	$300,005	$250,812
Less: income allocated to participating securities	2,173	2,016
Income available to common shareholders	$297,832	$248,796
Basic weighted average common shares outstanding	104,110	103,543

Basic earnings per share	$2.86	$2.40

	Three Months Ended
Diluted Earnings per Share (in thousands except per share data)	August 31, 2020	August 31, 2019

Net income	$300,005	$250,812
Less: income allocated to participating securities	2,173	2,016
Income available to common shareholders	$297,832	$248,796
Basic weighted average common shares outstanding	104,110	103,543
Effect of dilutive securities – employee stock options	3,019	3,540
Diluted weighted average common shares outstanding	107,129	107,083

Diluted earnings per share	$2.78	$2.32

For both the three months ended August 31, 2020 and 2019, options granted to purchase 0.2 million shares of Cintas common stock were excluded from the computation of diluted earnings per share. The exercise prices of these options were greater than the average market price of the common stock (anti-dilutive).

On October 30, 2018, Cintas announced that the Board of Directors authorized a $1.0 billion share buyback program, which does not have an expiration date. On October 29, 2019, we announced that the Board of Directors authorized a new $1.0 billion share buyback program, which does not have an expiration date. The following table summarizes the buyback activity by program and for the three months ended August 31:

	2020			2019
Buyback Program (In thousands except per share data)	Shares	Avg. Price per Share	Purchase Price	Shares	Avg. Price per Share	Purchase Price

October 30, 2018	—	$—	$—	837	$230.66	$193,109
October 29, 2019	—	$—	$—	—	$—	$—
	—	$—	$—	837	$230.66	$193,109

There were no share buybacks in the period subsequent to August 31, 2020, through October 9, 2020, under any share buyback program. From the inception of the October 30, 2018 program through October 9, 2020, Cintas has purchased a total of 4.3 million shares of Cintas common stock at an average price of $219.42 per share for a total purchase price of $939.1 million.

For the three months ended August 31, 2020, Cintas acquired 0.2 million shares of Cintas common stock for employee payroll taxes due on restricted stock awards that vested during the three months ended August 31, 2020. These shares were acquired at an average price of $300.01 per share for a total purchase price of $69.0 million. For the three months ended August 31, 2019, Cintas acquired 0.2 million shares of Cintas common stock for employee payroll taxes dues on restricted stock awards that vested during the three months ended August 31, 2019. These shares were acquired at an average price of $260.83 per share for a total purchase price of $63.7 million.

Note 7 - Goodwill, Service Contracts and Other Assets
Changes in the carrying amount of goodwill and service contracts for the three months ended August 31, 2020, by reportable operating segment and All Other, are as follows:

Goodwill (in thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Total

Balance as of June 1, 2020	$2,513,041	$243,266	$113,713	$2,870,020
Goodwill acquired	2,001	—	—	2,001
Foreign currency translation	12,942	1,041	44	14,027
Balance as of August 31, 2020	$2,527,984	$244,307	$113,757	$2,886,048

Service Contracts (in thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Total

Balance as of June 1, 2020	$407,611	$19,805	$24,113	$451,529
Service contracts acquired	1,138	—	—	1,138
Service contracts amortization	(12,031)	(947)	(1,290)	(14,268)
Foreign currency translation	3,169	73	—	3,242
Balance as of August 31, 2020	$399,887	$18,931	$22,823	$441,641

Information regarding Cintas’ service contracts and other assets is as follows:

	As of August 31, 2020
(In thousands)	Carrying Amount	Accumulated Amortization	Net

Service contracts	$948,118	$506,477	$441,641

Capitalized contract costs (1)	$399,204	$169,248	$229,956
Noncompete and consulting agreements	44,174	41,621	2,553
Other	62,566	23,496	39,070
Total other assets	$505,944	$234,365	$271,579

	As of May 31, 2020
(In thousands)	Carrying Amount	Accumulated Amortization	Net

Service contracts	$941,383	$489,854	$451,529

Capitalized contract costs (1)	$375,912	$148,853	$227,059
Noncompete and consulting agreements	43,890	41,317	2,573
Other	54,239	23,113	31,126
Total other assets	$474,041	$213,283	$260,758
(1)    The current portion of capitalized contract costs, included in prepaid expenses and other current assets on the consolidated condensed balance sheet as of August 31, 2020 and May 31, 2020, is $77.5 million and $76.2 million, respectively.

Amortization expense for service contracts and other assets was $35.1 million and $34.6 million for the three months ended August 31, 2020 and 2019, respectively. The estimated future amortization expense for service contracts and other assets, excluding any future acquisitions and commissions to be earned, as of August 31, 2020 is as follows:

Fiscal Year (In thousands)

2021 (remaining nine months)	$102,745
2022	126,441
2023	107,211
2024	95,316
2025	82,492
Thereafter	240,600
Total future amortization expense	$754,805

Note 8 - Debt, Derivatives and Hedging Activities
Cintas' outstanding debt is summarized as follows:

(In thousands)	Interest Rate	Fiscal Year Issued	Fiscal Year Maturity	August 31, 2020	May 31, 2020

Debt due within one year
Senior notes	4.30%	2012	2022	$250,000	$—
Debt issuance costs				(192)	—
Total debt due within one year				$249,808	$—

Debt due after one year
Senior notes	4.30%	2012	2022	$—	$250,000
Senior notes	2.90%	2017	2022	650,000	650,000
Senior notes	3.25%	2013	2023	300,000	300,000
Senior notes (1)	2.78%	2013	2023	51,141	51,250
Senior notes (2)	3.11%	2015	2025	51,553	51,637
Senior notes	3.70%	2017	2027	1,000,000	1,000,000
Senior notes	6.15%	2007	2037	250,000	250,000
Debt issuance costs				(12,247)	(13,182)
Total debt due after one year				$2,290,447	$2,539,705
(1)  Cintas assumed these senior notes with the acquisition of G&K Services, Inc. (G&K) in the fourth quarter of fiscal 2017, and they were recorded at fair value. The interest rate shown above is the effective interest rate. The principal amount of these notes is $50.0 million with a stated interest rate of 3.73%.
(2)    Cintas assumed these senior notes with the acquisition of G&K in the fourth quarter of fiscal 2017, and they were recorded at fair value. The interest rate shown above is the effective interest rate. The principal amount of these notes is $50.0 million with a stated interest rate of 3.88%.

Cintas' senior notes, excluding the G&K senior notes assumed with the acquisition of G&K in fiscal 2017 and term loan, are recorded at cost, net of debt issuance costs. The fair value of the long-term debt is estimated using Level 2 inputs based on general market prices. The carrying value and fair value of Cintas' debt as of August 31, 2020 were $2,550.0 million and $2,840.2 million, respectively, and as of May 31, 2020 were $2,550.0 million and $2,804.2 million, respectively.

The credit agreement that supports our commercial paper program was amended and restated on May 24, 2019. The amendment increased the capacity of the revolving credit facility from $600.0 million to $1.0 billion and created a new term loan of $200.0 million. The credit agreement has an accordion feature that provides Cintas the ability to request increases to the borrowing commitments under either the revolving credit facility or the term loan of up to $250.0 million in the aggregate, subject to customary conditions. The maturity date of the revolving credit facility is May 23, 2024. As of August 31, 2020 and May 31, 2020, there was no commercial paper outstanding and no borrowings on our revolving credit facility.

Cintas uses interest rate locks to manage our overall interest expense as interest rate locks effectively change the interest rate of specific debt issuances. The interest rate locks are entered into to protect against unfavorable movements in the benchmark treasury rate related to forecasted debt issuances. Cintas used interest rate lock agreements to hedge against movements in the treasury rates at the time Cintas issued its senior notes in fiscal 2007, fiscal 2012, fiscal 2013 and fiscal 2017. The amortization of the cash flow hedges resulted in an increase to other comprehensive loss of $0.4 million and $0.3 million for the three months ended August 31, 2020 and 2019, respectively. During fiscal 2020, Cintas entered into interest rate lock agreements with a notional value of $950.0 million for a forecasted debt issuance in connection with the upcoming debt maturities. As of August 31, 2020, the fair values of these interest rate locks were an asset of $6.4 million and a liability of $48.2 million, recorded in other assets and long-term accrued liabilities, respectively, and in other comprehensive loss, net of tax. As of May 31, 2020, the fair values of these interest rate locks were an asset of $1.5 million and a liability of $53.8 million, recorded in other assets and long-term accrued liabilities, respectively, and in other comprehensive loss, net of tax.

During fiscal 2019, Cintas entered into interest rate lock agreements with a notional value of $500.0 million for a forecasted debt issuance in connection with the upcoming debt maturities. As of August 31, 2020 and May 31, 2020, the fair values of these interest rate locks were a liability of $107.8 million and $111.9 million, respectively, and were recorded in long-term accrued liabilities and in other comprehensive loss, net of tax. These interest rate locks had no impact on net income or cash flows from continuing operations for the three months ended August 31, 2020 or 2019.

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

As of August 31, 2020 and May 31, 2020, the Company had unrecognized inventory purchase commitments with various suppliers totaling $64.4 million and $117.6 million, respectively. In fiscal 2021, we entered into $9.8 million of new unrecognized inventory purchase commitments and made $62.5 million of inventory purchases related to the unrecognized commitments outstanding at May 31, 2020. The Company expects to purchase all remaining commitments within the next twelve months.

Note 9 - Income Taxes
In the normal course of business, Cintas provides for uncertain tax positions and the related interest and adjusts its unrecognized tax benefits and accrued interest accordingly. As of August 31, 2020 and May 31, 2020, recorded unrecognized tax benefits were $36.5 million and $35.9 million, respectively, and are included in long-term accrued liabilities on the consolidated condensed balance sheet.

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

All United States federal income tax returns are closed to audit through fiscal 2016. Cintas is currently in various audits in certain foreign jurisdictions and certain domestic states. The years under foreign and domestic state audits cover fiscal years back to 2013. Based on the resolution of the various audits and other potential regulatory developments, it is reasonably possible that the balance of unrecognized tax benefits would not change for the fiscal year ending May 31, 2021.

Cintas’ effective tax rate was 7.8% and 10.1% for the three months ended August 31, 2020 and 2019, respectively. The effective tax rate for both periods were impacted by certain discrete items (primarily the tax accounting for stock-based compensation).

Note 10 - Pension Plans
In conjunction with the acquisition of G&K in fiscal 2017, Cintas assumed G&K's noncontributory defined benefit pension plan (the Pension Plan) that covers substantially all legacy G&K employees who were employed as of July 1, 2005, except certain employees who were covered by union-administered plans. Benefits are based on the number of years of service and each employee’s compensation near retirement. We will make annual contributions to the Pension Plan consistent with federal funding requirements. The Pension Plan was frozen by G&K effective December 31, 2006. Future growth in benefits will not occur beyond this date. Applicable accounting standards require that the consolidated condensed balance sheet reflect the funded status of the Pension Plan. The funded status of the Pension Plan is measured as the difference between the plan assets at fair value and the projected benefit obligation (PBO). The PBO represents the actuarial present value of benefits expected to be paid upon retirement based on estimated future compensation levels. The measurement of the PBO is based on the Company’s estimates and actuarial valuations. The net pension liability is included in long-term accrued liabilities on the consolidated condensed balance sheets. Unrecognized differences between actual amounts and estimates based on actuarial assumptions are included in accumulated other comprehensive loss in our consolidated condensed balance sheets. The difference between actual amounts and estimates based on actuarial assumptions are recognized in other comprehensive income (loss) in the period in which they occur. The Pension Plan assumptions are evaluated annually and are updated as deemed necessary.

The components of net periodic pension benefit are summarized as follows for the three months ended August 31:

(In thousands)	2020	2019

Interest cost	$512	$720
Expected return on assets	(731)	(740)
Amortization of net loss	56	—
Net periodic pension benefit	$(163)	$(20)

Note 11 - Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income (loss), net of tax:

(In thousands)	Foreign Currency	Unrealized Loss on Interest Rate Hedges	Other	Total

Balance at June 1, 2020	$(26,343)	$(112,718)	$(14,319)	$(153,380)
Other comprehensive income before reclassifications	26,946	10,842	—	37,788
Amounts reclassified from accumulated other comprehensive income (loss)	—	(358)	—	(358)
Net current period other comprehensive income	26,946	10,484	—	37,430
Balance at August 31, 2020	$603	$(102,234)	$(14,319)	$(115,950)

(In thousands)	Foreign Currency	Unrealized Loss on Interest Rate Hedges	Other	Total

Balance at June 1, 2019	$(15,022)	$(18,389)	$(5,741)	$(39,152)
Other comprehensive income (loss) before reclassifications	6,724	(29,903)	—	(23,179)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(295)	—	(295)
Net current period other comprehensive income (loss)	6,724	(30,198)	—	(23,474)
Cumulative effect of change in accounting principle	—	2,058	(83)	1,975
Balance at August 31, 2019	$(8,298)	$(46,529)	$(5,824)	$(60,651)

The following table summarizes the reclassifications out of accumulated other comprehensive income (loss):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line in the Consolidated Condensed Statements of Income
	Three Months Ended
(In thousands)	August 31, 2020	August 31, 2019

Amortization of interest rate locks	$474	$474	Interest expense
Tax expense	(116)	(179)	Income taxes
Amortization of interest rate locks, net of tax	$358	$295	Net income

Note 12 - Segment Information
Cintas’ reportable operating segments are Uniform Rental and Facility Services and First Aid and Safety Services. The Uniform Rental and Facility Services reportable operating segment, consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items. In addition to these rental items, restroom cleaning services and supplies and the sale of items from our catalogs to our customers on route are included within this reportable operating segment. The First Aid and Safety Services reportable operating segment consists of first aid and safety products and services. The remainder of Cintas’ operating segments, which consists of the Fire Protection Services operating segment and the Uniform Direct Sale operating segment, is included in All Other.

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

(In thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Corporate (1)	Total

As of and for the three months ended August 31, 2020
Revenue	$1,394,411	$204,481	$147,683	$—	$1,746,575
Income (loss) before income taxes	$315,028	$18,527	$16,151	$(24,486)	$325,220
Total assets	$6,628,127	$620,169	$373,543	$421,542	$8,043,381

As of and for the three months ended August 31, 2019
Revenue	$1,454,527	$172,090	$184,522	$—	$1,811,139
Income (loss) before income taxes	$269,011	$24,769	$12,366	$(27,159)	$278,987
Total assets	$6,607,453	$536,652	$416,282	$101,513	$7,661,900
(1) Corporate assets include cash and marketable securities in all periods.

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
We are North America’s leading provider of corporate identity uniforms through rental and sales programs, as well as a significant provider of related business services, including entrance mats, restroom cleaning services and supplies, first aid and safety services and fire protection products and services.
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

Results of Operations
Cintas classifies its business into two reportable operating segments and places the remainder of its operating segments in an All Other category. Cintas’ two reportable operating segments are Uniform Rental and Facility Services and First Aid and Safety Services. The Uniform Rental and Facility Services reportable operating segment consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items. In addition to these rental items, restroom cleaning services and supplies and the sale of items from our catalogs to our customers on route are included within this reportable operating segment. The First Aid and Safety Services reportable operating segment consists of first aid and safety products and services. The remainder of Cintas’ business, which consists of the Fire Protection Services operating segment and the Uniform Direct Sale operating segment, is included in All Other. These operating segments consist of fire protection products and services and the direct sale of uniforms and related items. Revenue and income before income taxes for the three months ended August 31, 2020 and 2019, for the two reportable operating segments and All Other is presented in Note 12 entitled Segment Information of “Notes to Consolidated Condensed Financial Statements.”
In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China, and has since spread globally. In March 2020, the World Health Organization characterized COVID-19 as a pandemic. Efforts to contain the spread of COVID-19 intensified during our fiscal 2020 fourth quarter and remained in effect throughout our fiscal 2021 first quarter. Most states and municipalities within the U.S. enacted temporary closures of businesses, issued quarantine orders and took other restrictive measures in response to the COVID-19 pandemic. Within the U.S., our business has been designated an essential business, which allows us to continue to serve customers that remain open.
We have operations throughout the U.S. and participate in a global supply chain. During the first quarter of fiscal 2021, the existence of the COVID-19 pandemic, the fear associated with the COVID-19 pandemic and the reactions of governments around the world in response to the COVID-19 pandemic to regulate the flow of labor and products and impede the business of our customers, continued to impact our ability to conduct normal business operations, which had an adverse effect on our business. If we need to close a significant number of our facilities or a critical number of our employees become too ill to work, our business operations could be materially adversely affected in a rapid manner. Similarly, if our customers experience adverse business consequences due to the COVID-19 pandemic, including being required to shut down their operations, demand for our services and products could also be materially adversely affected in a rapid manner. In response to the impact of COVID-19, Cintas put in place health and safety measures to keep Cintas employees, contractors and customers safe. These health and safety measures have not materially impacted our ability to service our customers. Many of Cintas' customers were also impacted by COVID-19 and we did see an impact on some customer's ability to pay. While there was minimal disruption to our supply chain, Cintas did experience an increase in inventory, primarily personal protective equipment and facility services inventory, caused by the impact of COVID-19. The impact of the COVID-19 pandemic is fluid and continues to evolve, and therefore, we cannot predict the extent to which our business, consolidated results of operations, consolidated financial condition or liquidity will ultimately be impacted.

Consolidated Results
Three Months Ended August 31, 2020 Compared to Three Months Ended August 31, 2019

Total revenue decreased 3.6% for the three months ended August 31, 2020, over the same period in the prior fiscal year, from $1,811.1 million to $1,746.6 million. Revenue also declined organically by 5.0% as a result of decreased sales volume from the COVID-19 pandemic business closures. Organic growth adjusts for the impact of acquisitions, foreign currency exchange rate fluctuations and workday differences. Revenue growth was negatively impacted by 0.1% due to foreign currency exchange rate fluctuations and positively impacted by 0.1% due to growth derived through acquisitions and 1.4% due to one more workday in the three months ended August 31, 2020 compared to the three months ended August 31, 2019.
As previously discussed, the government enactment of temporary closures of certain businesses in response to the COVID-19 pandemic continued to impact our ability to service some of our customers during the first quarter of fiscal 2021. Due to the constantly changing impact of the COVID-19 pandemic, uncertainty remains about the pace of the economic recovery and about its impact on future Cintas consolidated financial results. Uniform Rental and Facility Services reportable operating segment revenue decreased 4.1% for the three months ended August 31, 2020, over the same period in the prior fiscal year, from $1,454.5 million to $1,394.4 million. Revenue declined organically by 5.4%. Revenue growth was negatively impacted by 0.2% due to foreign currency exchange rate fluctuations and positively impacted by 1.5% due to one more workday in the three months ended August 31, 2020, compared to the three months ended August 31, 2019.
Other revenue, consisting of revenue from the First Aid and Safety Services reportable operating segment and All Other, decreased 1.2% for the three months ended August 31, 2020, compared to the same period in the prior fiscal year, from $356.6 million to $352.2 million. Revenue declined organically by 3.3%. Revenue growth was positively impacted by 0.6% due to growth derived through acquisitions in our Fire Protection operating segment, which is included in All Other. In addition, revenue growth was positively impacted by 1.5% due to one more workday in the three months ended August 31, 2020, compared to the three months ended August 31, 2019.
Cost of uniform rental and facility services consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other ancillary items. Cost of uniform rental and facility services decreased $53.3 million, or 6.9%, for the three months ended August 31, 2020, compared to the three months ended August 31, 2019. This decrease was due to lower Uniform Rental and Facility Services reportable operating segment sales volume as well as certain cost control measures such as reduced supplies, labor and energy costs that were partially offset by increases in material cost.
Cost of other consists primarily of cost of goods sold (predominantly first aid and safety products, personal protective equipment, uniforms, and fire protection products), delivery expenses and distribution expenses in the First Aid and Safety Services reportable operating segment and All Other. Cost of other increased $11.6 million, or 6.0%, for the three months ended August 31, 2020, compared to the three months ended August 31, 2019. The increase was primarily due to an increase in the proportion of sales from personal protective equipment in the First Aid and Safety Services reportable operating segment and All Other.

Selling and administrative expenses decreased $66.5 million, to 27.3% as a percent of revenue for the three months ended August 31, 2020, compared to 30.0% for the same period in the prior fiscal year. The decrease as a percent of revenue was primarily due to decreases in labor and employee-partner related expenses as well as lower discretionary spending.
Operating income was $349.7 million for the three months ended August 31, 2020, compared to $306.1 million for the three months ended August 31, 2019. Operating income was positively impacted by lower cost of sales as a percent of revenue and the decrease in selling and administrative expenses for the three months ended August 31, 2020.
Net interest expense (interest expense less interest income) was $24.5 million for the three months ended August 31, 2020, compared to $27.2 million for the three months ended August 31, 2019. The decrease was primarily due to the decrease in total debt outstanding during the quarter.
Cintas’ effective tax rate was 7.8% and 10.1% for the three months ended August 31, 2020 and 2019, respectively. The effective tax rate in both periods was impacted by certain discrete items, primarily the tax accounting impact for stock-based compensation.
Net income for the three months ended August 31, 2020 increased $49.2 million, or 19.6%, compared to the three months ended August 31, 2019. Diluted earnings per share were $2.78 for the three months ended August 31, 2020, which was an increase of 19.8% compared to the same period in the prior fiscal year. Diluted earnings per share increased due to the increase in earnings.

Uniform Rental and Facility Services Reportable Operating Segment
Three Months Ended August 31, 2020 Compared to Three Months Ended August 31, 2019

Uniform Rental and Facility Services reportable operating segment revenue decreased from $1,454.5 million to $1,394.4 million, or 4.1%, for the three months ended August 31, 2020, over the same period in the prior fiscal year, and the cost of uniform rental and facility services decreased $53.3 million, or 6.9%. Revenue declined organically by 5.4%. The reportable operating segment’s gross margin was $679.0 million, or 48.7% of revenue. The gross margin was 150 basis points higher than the prior fiscal year’s first quarter gross margin of 47.2%. The increase in gross margin as a percent to revenue was driven by certain cost control measures such as reduced supplies, labor and energy costs that were partially offset by increases in material cost.
Selling and administrative expenses decreased $52.9 million and decreased as a percent of revenue to 26.1%, compared to 28.7% in the first quarter of the prior fiscal year. The decrease as a percent of revenue was primarily due to decreases in labor and employee-partner related expenses as well as lower discretionary spending.
Income before income taxes increased $46.0 million, or 17.1%, for the Uniform Rental and Facility Services reportable operating segment for the three months ended August 31, 2020, compared to the same period in the prior fiscal year. Income before income taxes was 22.6% of the reportable operating segment’s revenue, which was a 410 basis point increase compared to the first quarter of the prior fiscal year of 18.5%. This increase was primarily due to the previously discussed increase in gross margin and the decrease in selling and administrative expenses.

First Aid and Safety Services Reportable Operating Segment
Three Months Ended August 31, 2020 Compared to Three Months Ended August 31, 2019

First Aid and Safety Services reportable operating segment revenue increased from $172.1 million to $204.5 million, or 18.8%, for the three months ended August 31, 2020, over the same period in the prior fiscal year. Revenue also increased organically by 17.1%. Total revenue was positively impacted by 1.8% due to one more workday in the three months ended August 31, 2020 compared to the three months ended August 31, 2019 and negatively impacted by 0.1% due to foreign currency exchange rate fluctuations. Growth was driven by many factors including new business sold by sales representatives, penetration of additional products and services into existing customers and sales of personal protective equipment in response to the COVID-19 pandemic.
Cost of first aid and safety services increased $34.6 million, or 39.4%, for the three months ended August 31, 2020, over the three months ended August 31, 2019, due to higher sales volume. The gross margin as a percent of revenue was 40.2% for the quarter ended August 31, 2020 compared to the gross margin as a percent of revenue of 49.0% in the same period of the prior fiscal year. The decrease was primarily driven by an increase in the proportion of sales of personal protective equipment, which have lower margins, as a result of the impact of the COVID-19 pandemic.

Selling and administrative expenses increased $4.1 million, but decreased as a percent of revenue to 31.1%, compared to 34.6% in the first quarter of the prior fiscal year. The decrease in selling and administrative expenses as a percent of revenue was due to revenue growing at a faster pace than labor and employee-partner related expenses and discretionary spending.
Income before income taxes for the First Aid and Safety Services reportable operating segment decreased $6.2 million to $18.5 million for the three months ended August 31, 2020, compared to the same period in the prior fiscal year. Income before income taxes was 9.1% of the reportable operating segment’s revenue compared to the first quarter of the prior fiscal year of 14.4%. This decrease was primarily due to the previously discussed decrease in gross margin.

Liquidity and Capital Resources
The following is a summary of our cash flows and cash and cash equivalents as of and for the three months ended August 31:

(In thousands)	2020	2019

Net cash provided by operating activities	$312,292	$276,901
Net cash used in investing activities	$(39,942)	$(78,139)
Net cash provided by (used in) financing activities	$2,243	$(193,607)

Cash and cash equivalents at the end of the period	$421,542	$102,131

Cash and cash equivalents as of August 31, 2020 and 2019 include $36.3 million and $25.4 million, respectively, that is located outside of the United States.
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
The disruption from the COVID-19 pandemic continued to have a negative impact on Cintas' fiscal 2021 first quarter financial results, however, net cash flow provided by operating activities in the first quarter was not significantly impacted. At August 31, 2020, our short-term liquidity position remained solid, as our cash flows from operating activities are expected to remain sufficient to provide us with adequate levels of short-term liquidity. In addition, we have access to $1.0 billion of short-term debt from our revolving credit facility. However, our long-term liquidity position remains unclear due to the constantly changing scope and nature of the impacts of the COVID-19 pandemic. Accordingly, we have taken proactive measures to maintain financial flexibility within the landscape of the COVID-19 pandemic. We believe we have sufficient liquidity to operate in the current business environment as a result of these actions.
Net cash provided by operating activities was $312.3 million for the three months ended August 31, 2020, an increase of $35.4 million compared to the three months ended August 31, 2019. The increase was primarily the result of increased net income.
Net cash used in investing activities includes capital expenditures, purchases of investments and cash paid for acquisitions of businesses. Capital expenditures were $30.9 million and $64.7 million for the three months ended August 31, 2020 and 2019, respectively. Capital expenditures in fiscal 2021 included $20.9 million for the Uniform Rental and Facility Services reportable operating segment and $9.0 million for the First Aid and Safety Services reportable operating segment. Cash paid for acquisitions of businesses was $2.0 million and $3.9 million for the three months ended August 31, 2020 and 2019, respectively. The acquisitions during the three months ended August 31, 2020 occurred in our Uniform Rental and Facility Services reportable operating segment. The acquisitions during the three months ended August 31, 2019 occurred in our First Aid and Safety Services reportable operating segment and our Fire Protection business, which is included in All Other. Net cash used in investing activities also includes $4.9 million and $9.4 million from purchases of investments during the three months ended August 31, 2020 and 2019, respectively.

Net cash provided by financing activities was $2.2 million for the three months ended August 31, 2020, and net cash used in financing activities was $193.6 million for the three months ended August 31, 2019. On October 30, 2018, we announced that the Board of Directors authorized a $1.0 billion share buyback program, which does not have an expiration date. On October 29, 2019, we announced the Board of Directors authorized a new $1.0 billion share buyback program, which does not have an expiration date. The following table summarizes the buyback activity by program and for the three months ended August 31:

	2020			2019
Buyback Program (In thousands except per share data)	Shares	Avg. Price per Share	Purchase Price	Shares	Avg. Price per Share	Purchase Price

October 30, 2018	—	$—	$—	837	$230.66	$193,109
October 29, 2019	—	$—	$—	—	$—	$—
	—	$—	$—	837	$230.66	$193,109

There were no share buybacks in the period subsequent to August 31, 2020, through October 9, 2020, under any share buyback program. From the inception of the October 30, 2018 share buyback program through October 9, 2020, Cintas has purchased a total of 4.3 million shares of Cintas common stock at an average price of $219.42 for a total purchase price of $939.1 million. In addition, for the three months ended August 31, 2020, Cintas acquired 0.2 million shares of Cintas common stock for employee payroll taxes due on restricted stock awards that vested during the three months ended August 31, 2020. These shares were acquired at an average price of $300.01 per share for a total purchase price of $69.0 million. For the three months ended August 31, 2019, Cintas acquired 0.2 million shares of Cintas common stock for employee payroll taxes dues on restricted stock awards that vested during the three months ended August 31, 2019. These shares were acquired at an average price of $260.83 per share for a total purchase price of $63.7 million.
During the three months ended August 31, 2019, Cintas issued $26.5 million, net of commercial paper borrowings. The following table summarizes Cintas' outstanding debt:

(In thousands)	Interest Rate	Fiscal Year Issued	Fiscal Year Maturity	August 31, 2020	May 31, 2020

Debt due within one year
Senior notes	4.30%	2012	2022	$250,000	$—
Debt issuance costs				(192)	—
Total debt due within one year				$249,808	$—

Debt due after one year
Senior notes	4.30%	2012	2022	$—	$250,000
Senior notes	2.90%	2017	2022	650,000	650,000
Senior notes	3.25%	2013	2023	300,000	300,000
Senior notes (1)	2.78%	2013	2023	51,141	51,250
Senior notes (2)	3.11%	2015	2025	51,553	51,637
Senior notes	3.70%	2017	2027	1,000,000	1,000,000
Senior notes	6.15%	2007	2037	250,000	250,000
Debt issuance costs				(12,247)	(13,182)
Total debt due after one year				$2,290,447	$2,539,705

(1)  Cintas assumed these senior notes with the acquisition of G&K Services, Inc. (G&K) in the fourth quarter of fiscal 2017, and they were recorded at fair value. The interest rate shown above is the effective interest rate. The principal amount of these notes is $50.0 million with a stated interest rate of 3.73%.
(2)    Cintas assumed these senior notes with the acquisition of G&K in the fourth quarter of fiscal 2017, and they were recorded at fair value. The interest rate shown above is the effective interest rate. The principal amount of these notes is $50.0 million with a stated interest rate of 3.88%.
The credit agreement that supports our commercial paper program was amended and restated on May 24, 2019. The amendment increased the capacity of the revolving credit facility from $600.0 million to $1.0 billion and created a new term loan of $200.0 million. The credit agreement has an accordion feature that provides Cintas the ability to request increases to the borrowing commitments under either the revolving credit facility or the term loan of up to $250.0 million in the aggregate, subject to customary conditions. The maturity date of the revolving credit facility is May 23, 2024. As of August 31, 2020 and May 31, 2020, there was no commercial paper outstanding and no borrowings on our revolving credit facility.
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
Our access to the commercial paper and long-term debt markets has historically provided us with sources of liquidity.  We do not anticipate having difficulty in obtaining financing from those markets in the future in view of our favorable experiences in the debt markets in the recent past. However, the COVID-19 pandemic, which has caused disruption in the capital markets, could make financing more difficult and/or expensive. Additionally, our ability to continue to access the commercial paper and long-term debt markets on favorable interest rate and other terms will depend, to a significant degree, on the ratings assigned by the credit rating agencies to our indebtedness. As of August 31, 2020, our ratings were as follows:

Rating Agency	Outlook	Commercial Paper	Long-term Debt

Standard & Poor’s	Negative	A-2	A-
Moody’s Investors Service	Stable	P-2	A3

Standard and Poor's negative outlook reflects the inherent uncertainty regarding the spread of COVID-19 and the potential impact to Cintas’ operating conditions, which could result in Cintas being unable to maintain adjusted leverage of less than two times total debt to EBITDA.
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
We have assessed the impact of events subsequent to our consolidated condensed balance sheet date but prior to the issuance of this filing. The impact from the COVID-19 pandemic, however, continues to evolve, and the scope and nature of the impacts of the COVID-19 pandemic remain unclear. As such, our conclusions regarding both our short-term and long-term liquidity position remain unchanged. Management will continue to evaluate the Company’s liquidity position and our near- and longer-term financial performance as we manage the Company through the uncertainty related to the COVID-19 pandemic.

Financial and Nonfinancial Disclosure About Issuers and Guarantors of Cintas’ Senior Notes
Cintas Corporation No. 2 (Corp. 2) is the indirectly, wholly owned principal operating subsidiary of Cintas. Corp. 2 is the issuer of the $2,550.0 million aggregate principal amount of senior notes outstanding as of August 31, 2020, which are unconditionally guaranteed, jointly and severally, by Cintas Corporation and its wholly owned, direct and indirect domestic subsidiaries.

Basis of Preparation of the Summarized Financial Information
The following tables include summarized financial information of Cintas Corporation, Corp. 2 and subsidiary guarantors (together, the Obligor Group). Investments in and equity in the earnings of non-guarantors, which are not members of the Obligor Group, have been excluded. Non-guarantor subsidiaries are located outside the U.S., and therefore, excluded from the Obligor Group.

The summarized financial information of the Obligor Group is presented on a combined basis with intercompany balances and transactions between entities in the Obligor Group eliminated. The Obligor Group’s amounts due from, amounts due to and transactions with non-guarantors have been presented in separate line items, if they are material. Summarized financial information of the Obligor Group as of and for the three months ended August 31, 2020 is as follows:

Summarized Consolidated Statement of Income (In thousands)	Obligor Group

Net sales to unrelated parties	$1,647,338
Net sales to non-guarantors	$831
Operating income	$338,962
Net income	$292,039

Summarized Consolidated Balance Sheet (In thousands)	Obligor Group

ASSETS
Receivables due from non-obligor subsidiaries	$2,950
Total other current assets	$2,485,529
Total other noncurrent assets	$4,935,408

LIABILITIES
Amounts due to non-obligor subsidiaries	$4,099
Current liabilities	$1,053,554
Noncurrent liabilities	$3,289,723

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

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements.  Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “predicts,” “projects,” “plans,” “expects,” “intends,” “target,” “forecast,” “believes,” “seeks,” “could,” “should,” “may” and “will” or the negative versions thereof and similar words, terms and expressions and by the context in which they are used. Such statements are based upon current expectations of Cintas and speak only as of the date made. You should not place undue reliance on any forward-looking statement. We cannot guarantee that any forward-looking statement will be realized. These statements are subject to various risks, uncertainties, potentially inaccurate assumptions and other factors that could cause actual results to differ from those set forth in or implied by this Quarterly Report. Factors that might cause such a difference include, but are not limited to, the possibility of greater than anticipated operating costs including energy and fuel costs; lower sales volumes; loss of customers due to outsourcing trends; the performance and costs of integration of acquisitions; fluctuations in costs of materials and labor including increased medical costs; costs and possible effects of union organizing activities; failure to comply with government regulations concerning employment discrimination, employee pay and benefits and employee health and safety; the effect on operations of exchange rate fluctuations, tariffs and other political, economic and regulatory risks; uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation; the cost, results and ongoing assessment of internal controls for financial reporting required by the Sarbanes-Oxley Act of 2002; the effect of new accounting pronouncements; disruptions caused by the inaccessibility of computer systems data, including cybersecurity risks; the initiation or outcome of litigation, investigations or other proceedings; higher assumed sourcing or distribution costs of products; the disruption of operations from catastrophic or extraordinary events including viral pandemics such as the COVID-19 coronavirus; the amount and timing of repurchases of our common stock, if any; changes in federal and state tax and labor laws; and the reactions of competitors in terms of price and service. Cintas undertakes no obligation to publicly release any revisions to any forward-looking statements or to otherwise update any forward-looking statements whether as a result of new information or to reflect events, circumstances or any other unanticipated developments arising after the date on which such statements are made. A further list and description of risks, uncertainties and other matters can be found in our Annual Report on Form 10-K for the year ended May 31, 2020 and in our reports on Forms 10-Q and 8-K. The risks and uncertainties described herein are not the only ones we may face. Additional risks and uncertainties presently not known to us, or that we currently believe to be immaterial, may also harm our business.

ITEM 3.                           QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

In our normal operations, Cintas has market risk exposure to interest rates. There has been no material change to this market risk exposure to interest rates from that which was previously disclosed on page 29 of our Annual Report on Form 10-K for the year ended May 31, 2020.

Through its foreign operations, Cintas is exposed to foreign currency risk. Foreign currency exposures arise from transactions denominated in a currency other than the functional currency and from foreign currency denominated revenue and profit translated into U.S. dollars. The primary foreign currency to which Cintas is exposed is the Canadian dollar.

ITEM 4.                             CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
With the participation of Cintas’ management, including Cintas’ Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, Cintas has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of August 31, 2020.  Based on such evaluation, Cintas’ management, including Cintas’ Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, has concluded that Cintas’ disclosure controls and procedures were effective as of August 31, 2020, in ensuring (i) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is accumulated and communicated to Cintas’ management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting
There were no changes in Cintas’ internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended August 31, 2020, that have materially affected, or are reasonably likely to materially affect, Cintas' internal control over financial reporting.

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

ITEM 1A.                             RISK FACTORS

The following disclosure modifies the discussion of certain risks and uncertainties previously disclosed in our Annual Report on Form 10-K for the year ended May 31, 2020. These risks and uncertainties, along with those previously disclosed, could materially adversely affect our business or financial results. Additional risks and uncertainties that are not presently known to us or that we deem immaterial may also impact our business or financial results.

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
Our businesses rely on various computer systems, including third-party systems, to provide customer information, process customer transactions and provide other general information necessary to manage our businesses. We have an active disaster recovery plan in place that is frequently reviewed and tested. However, our computer systems are subject to damage or interruption due to system conversions, such as our current conversion to SAP enterprise system, power outages, computer or telecommunication failures, catastrophic events such as fires, tornadoes and hurricanes and usage errors by our employees. Although we believe that we have adopted appropriate measures to mitigate potential risks to our technology and our operations from these information technology-related and other potential disruptions, given the unpredictability of the timing, nature and scope of such disruptions, we could potentially be subject to production downtimes, operational delays and interruptions in our ability to provide products and services to our customers. Any disruption caused by the unavailability of our computer systems could adversely affect our sales, could require us to make a significant investment to fix or replace them and, therefore, could adversely affect our consolidated results of operations. In addition, cyber-security attacks are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and corruption of data. If the network of security controls, policy enforcement mechanisms and monitoring systems to address these threats to our technology fails, or we are unable to successfully address security incidents, production downtimes, operational delays and interruptions in our ability to provide products and services to our customers, the compromising of confidential or otherwise protected Company, customer, or employee information, destruction or corruption of data, security breaches, or other manipulation or improper use of our systems and networks could result in financial losses from remedial actions, loss of business or potential liability and damage to our reputation or otherwise have a material impact on our business, operations or financial condition.

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

ITEM 2.                           UNREGISTERED SALES OF EQUITY
SECURITIES AND USE OF PROCEEDS

Period (In millions, except share and per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan (1)	Maximum approximate dollar value of shares that may yet be purchased under the plan (1)

June 1 - 30, 2020 (2)	17,744	$251.95	—	$1,060.9
July 1 - 31, 2020 (3)	167,822	$302.44	—	$1,060.9
August 1 - 31, 2020 (4)	44,391	$310.04	—	$1,060.9
Total	229,957	$300.01	—	$1,060.9

(1)   On October 30, 2018, Cintas announced that the Board of Directors authorized a $1.0 billion share buyback program, which does not have an expiration date. From the inception of the October 30, 2018 share buyback program through August 31, 2020, Cintas has purchased a total of 4.3 million shares of Cintas common stock at an average price of $219.42 per share for a total purchase price of $939.1 million. Additionally, on October 29, 2019, Cintas announced that the Board of Directors authorized a new $1.0 billion share buyback program, which does not have an expiration date. Cintas has not made any purchases under the October 29, 2019 share buyback program through August 31, 2020.
(2)  During June 2020, Cintas acquired 17,744 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $251.95 per share for a total purchase price of $4.5 million.
(3)  During July 2020, Cintas acquired 167,822 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $302.44 per share for a total purchase price of $50.7 million.
(4)  During August 2020, Cintas acquired 44,391 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $310.04 per share for a total purchase price of $13.8 million.

ITEM 6.                                   EXHIBITS

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINTAS CORPORATION
(Registrant)

Date:	October 9, 2020	/s/	J. Michael Hansen

J. Michael Hansen
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)