Form 10-Q
period 2020-11-30
CINTAS CORP
filed 2021-01-08
CIK 723254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	November 30, 2020
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding December 31, 2020
Common Stock, no par value	105,029,963

CINTAS CORPORATION

Part I. Financial Information

ITEM 1.                              FINANCIAL STATEMENTS
CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
(In thousands except per share data)

	Three Months Ended		Six Months Ended
	November 30, 2020	November 30, 2019	November 30, 2020	November 30, 2019
Revenue:
Uniform rental and facility services	$1,410,488	$1,469,976	$2,804,899	$2,924,503
Other	346,560	373,773	698,723	730,385
Total revenue	1,757,048	1,843,749	3,503,622	3,654,888

Costs and expenses:
Cost of uniform rental and facility services	739,811	784,937	1,455,223	1,553,613
Cost of other	197,353	206,421	402,314	399,742
Selling and administrative expenses	467,012	517,927	943,507	1,060,923

Operating income	352,872	334,464	702,578	640,610

Interest income	(218)	(283)	(282)	(445)
Interest expense	24,557	26,177	49,107	53,498

Income before income taxes	328,533	308,570	653,753	587,557
Income taxes	43,676	62,127	68,891	90,302
Income from continuing operations	284,857	246,443	584,862	497,255
Loss from discontinued operations, net of tax benefit of $107 and $107, respectively	—	(323)	—	(323)
Net income	$284,857	$246,120	$584,862	$496,932

Basic earnings per share:
Continuing operations	$2.69	$2.35	$5.55	$4.75
Discontinued operations	0.00	0.00	0.00	0.00
Basic earnings per share	$2.69	$2.35	$5.55	$4.75

Diluted earnings per share:
Continuing operations	$2.62	$2.27	$5.40	$4.60
Discontinued operations	0.00	0.00	0.00	0.00
Diluted earnings per share	$2.62	$2.27	$5.40	$4.60

Dividends declared per share	$3.51	$2.55	$3.51	$2.55

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	November 30, 2020	November 30, 2019	November 30, 2020	November 30, 2019

Net income	$284,857	$246,120	$584,862	$496,932

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,960	1,413	29,906	8,137
Change in fair value of interest rate lock agreements, net of tax expense (benefit) of $5,400, $7,346, $9,072 and $(2,498), respectively	15,942	22,761	26,784	(7,142)
Amortization of interest rate lock agreements, net of tax benefit of $115, $116, $231 and $295, respectively	(359)	(358)	(717)	(653)

Other comprehensive income, net of tax expense (benefit) of $5,515, $7,462, $9,303 and $(2,203), respectively	18,543	23,816	55,973	342

Comprehensive income	$303,400	$269,936	$640,835	$497,274

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands except share data)

	November 30, 2020	May 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$703,175	$145,402
Accounts receivable, net	910,266	870,369
Inventories, net	534,128	408,898
Uniforms and other rental items in service	772,937	770,411
Income taxes, current	56,802	—
Prepaid expenses and other current assets	125,465	114,619
Total current assets	3,102,773	2,309,699

Property and equipment, net	1,344,333	1,403,065

Investments	252,454	214,847
Goodwill	2,889,754	2,870,020
Service contracts, net	430,923	451,529
Operating lease right-of-use assets, net	154,022	159,967
Other assets, net	280,494	260,758
	$8,454,753	$7,669,885

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$274,021	$230,995
Accrued compensation and related liabilities	150,739	127,417
Accrued liabilities	791,158	456,653
Income taxes, current	—	27,099
Operating lease liabilities, current	42,682	43,031
Debt due within one year	249,872	—
Total current liabilities	1,508,472	885,195

Long-term liabilities:
Debt due after one year	2,290,932	2,539,705
Deferred income taxes	376,414	388,579
Operating lease liabilities	117,494	122,695
Accrued liabilities	563,481	498,509
Total long-term liabilities	3,348,321	3,549,488

Shareholders’ equity:
Preferred stock, no par value:	—	—
100,000 shares authorized, none outstanding
Common stock, no par value:	1,387,734	1,102,689
425,000,000 shares authorized
FY 2021: 188,600,745 shares issued and 104,985,732 shares outstanding
FY 2020: 186,793,207 shares issued and 103,415,368 shares outstanding
Paid-in capital	51,608	171,521
Retained earnings	7,509,544	7,296,509
Treasury stock:	(5,253,519)	(5,182,137)
FY 2021: 83,615,013 shares
FY 2020: 83,377,839 shares
Accumulated other comprehensive loss	(97,407)	(153,380)
Total shareholders’ equity	3,597,960	3,235,202
	$8,454,753	$7,669,885
See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands)

	Common Stock		Paid-In Capital	Retained Earnings	Other Accumulated Comprehensive Loss	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount

Balance at June 1, 2020	186,793	$1,102,689	$171,521	$7,296,509	$(153,380)	(83,378)	$(5,182,137)	$3,235,202
Net income	—	—	—	300,005	—	—	—	300,005
Comprehensive income, net of tax	—	—	—	—	37,430	—	—	37,430
Stock-based compensation	—	—	29,055	—	—	—	—	29,055
Vesting of stock-based compensation awards	568	170,421	(170,421)	—	—	—	—	—
Stock options exercised, net of shares surrendered	795	72,123	—	—	—	—	—	72,123
Repurchase of common stock	—	—	—	—	—	(230)	(69,011)	(69,011)
Balance at August 31, 2020	188,156	$1,345,233	$30,155	$7,596,514	$(115,950)	(83,608)	$(5,251,148)	$3,604,804
Net income	—	—	—	284,857	—	—	—	284,857
Comprehensive income, net of tax	—	—	—	—	18,543	—	—	18,543
Dividends	—	—	—	(371,827)	—	—	—	(371,827)
Stock-based compensation	—	—	28,547	—	—	—	—	28,547
Vesting of stock-based compensation awards	21	7,094	(7,094)	—	—	—	—	—
Stock options exercised, net of shares surrendered	424	35,407	—	—	—	—	—	35,407
Repurchase of common stock	—	—	—	—	—	(7)	(2,371)	(2,371)
Balance at November 30, 2020	188,601	$1,387,734	$51,608	$7,509,544	$(97,407)	(83,615)	$(5,253,519)	$3,597,960

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

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	November 30, 2020	November 30, 2019
Cash flows from operating activities:
Net income	$584,862	$496,932
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	121,096	115,367
Amortization of intangible assets and capitalized contract costs	71,558	70,963
Stock-based compensation	57,602	69,398
Gain on sale of operating assets	(17,963)	—
Deferred income taxes	(23,099)	7,632
Change in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(39,892)	(37,940)
Inventories, net	(124,949)	(13,402)
Uniforms and other rental items in service	(2,914)	(32,744)
Prepaid expenses and other current assets and capitalized contract costs	(57,295)	(68,409)
Accounts payable	42,228	28,055
Accrued compensation and related liabilities	23,809	(29,326)
Accrued liabilities and other	21,570	(17,883)
Income taxes, current	(83,649)	(17,292)
Net cash provided by operating activities	572,964	571,351

Cash flows from investing activities:
Capital expenditures	(57,659)	(126,167)
Purchases of investments	(7,205)	(10,121)
Proceeds from sale of operating assets, net of cash disposed	23,426	13,300
Acquisitions of businesses, net of cash acquired	(6,932)	(6,582)
Other, net	(2,872)	(2,103)
Net cash used in investing activities	(51,242)	(131,673)

Cash flows from financing activities:
Payments of commercial paper, net	—	(112,500)
Proceeds from exercise of stock-based compensation awards	107,530	63,201
Repurchase of common stock	(71,382)	(258,741)
Other, net	(1,687)	(1,952)
Net cash provided by (used in) financing activities	34,461	(309,992)

Effect of exchange rate changes on cash and cash equivalents	1,590	204

Net increase in cash and cash equivalents	557,773	129,890

Cash and cash equivalents at beginning of period	145,402	96,645

Cash and cash equivalents at end of period	$703,175	$226,535

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

Inventories, net are valued at the lower of cost (first-in, first-out) or net realizable value. Inventory is comprised of the following:

(In thousands)	November 30, 2020	May 31, 2020

Raw materials	$14,291	$18,661
Work in process	24,706	29,497
Finished goods	495,131	360,740
	$534,128	$408,898
Inventories are recorded net of reserves for obsolete inventory of $52.3 million and $45.5 million at November 30, 2020 and May 31, 2020, respectively. The inventory obsolescence reserve is determined by specific identification, as well as an estimate based on Cintas' historical rates of obsolescence. Once a specific inventory item is written down to the lower of cost or net realizable value, a new cost basis has been established, and that inventory item cannot subsequently be marked up.
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

Note 2 - Revenue Recognition
The following table presents Cintas' total revenue disaggregated by operating segment:

	Three Months Ended				Six Months Ended
	November 30, 2020		November 30, 2019		November 30, 2020		November 30, 2019
(In thousands)	Revenue	%	Revenue	%	Revenue	%	Revenue	%

Uniform Rental and Facility Services	$1,410,488	80.3%	$1,469,976	79.7%	$2,804,899	80.0%	$2,924,503	80.0%
First Aid and Safety Services	194,419	11.0%	169,668	9.2%	398,899	11.4%	341,758	9.4%
Fire Protection Services	104,636	6.0%	106,735	5.8%	212,701	6.1%	216,861	5.9%
Uniform Direct Sales	47,505	2.7%	97,370	5.3%	87,123	2.5%	171,766	4.7%
Total revenue	$1,757,048	100.0%	$1,843,749	100.0%	$3,503,622	100.0%	$3,654,888	100.0%

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

Revenue recorded is presented net of sales and other taxes we collect on behalf of governmental authorities. Shipping and handling costs charged to customers are treated as fulfillment activities and are recorded in both revenue and cost of sales at the time control is transferred to the customer. Certain of our customer contracts, primarily within our Uniform Direct Sales operating segment, include pricing terms and conditions that include components of variable consideration. The variable consideration is typically in the form of consideration paid to a customer based on performance metrics specified within the contract. Specifically, some contracts contain discounts or rebates that the customer can earn through the achievement of specified volume levels. Each component of variable consideration is earned based on the Company's actual performance during the measurement period specified within the contract. To determine the transaction price, the Company estimates the variable consideration using the most likely amount method, based on the specific contract provisions and known performance results during the relevant measurement period. When determining if variable consideration should be constrained, the Company considers whether factors outside its control could result in a significant reversal of revenue. In making these assessments, the Company considers the likelihood and magnitude of a potential reversal. The Company's performance period generally corresponds with the monthly invoice period. No constraints on our revenue recognition were applied during the three or six months ended November 30, 2020 or 2019. The Company reassesses these estimates during each reporting period. Cintas maintains a liability for these discounts and rebates within accrued liabilities on the consolidated condensed balance sheets. Variable consideration also includes consideration paid to a customer at the beginning of a contract. Cintas capitalizes this consideration and amortizes it over the life of the contract as a reduction to revenue in accordance with Accounting Standards Codification (ASC) 606, "Revenue" (Topic 606). These assets are included in other assets, net on the consolidated condensed balance sheets.

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

Costs to Obtain a Contract
The Company capitalizes commission expenses paid to our employee-partners when the commissions are deemed to be incremental for obtaining the route servicing customer contract. The deferred commissions are amortized on a straight-line basis over the expected period of benefit. We review the deferred commission balances for impairment on an ongoing basis. Deferred commissions are classified as current or noncurrent based on the timing of when we expect to recognize the expense. The current portion is included in prepaid expenses and other current assets and the noncurrent portion is included in other assets, net on the Company's consolidated condensed balance sheets. As of November 30, 2020, the current and noncurrent assets related to deferred commissions totaled $78.7 million and $232.0 million, respectively. As of May 31, 2020, the current and noncurrent assets related to deferred commissions totaled $76.2 million and $227.1 million, respectively. We recorded amortization expense related to deferred commissions of $20.7 million and $19.2 million during the three months ended November 30, 2020 and 2019, respectively. During the six months ended November 30, 2020 and 2019, we recorded amortization expense related to deferred commissions of $41.1 million and $38.0 million, respectively. These expenses are classified in selling and administrative expenses on the consolidated condensed statements of income.
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

Operating lease costs, including short-term lease expense and variable lease costs which were immaterial in each period, were $18.1 million and $17.7 million for the three months ended November 30, 2020 and 2019, respectively. For the six months ended November 30, 2020 and 2019, operating lease costs, including short-term lease expense and variable lease costs which were immaterial in each period, were $35.2 million and $34.9 million, respectively.

The following table provides supplemental information related to the Company's consolidated condensed statements of cash flows for the six months ended November 30:

(In thousands)	2020	2019

Cash paid for amounts included in the measurement of operating lease liabilities	$24,565	$24,927
Operating lease right-of-use assets obtained in exchange for new and renewed operating lease liabilities	$15,735	$24,770

Other information related to the operating lease right-of-use assets, net and operating lease liabilities was as follows:

	November 30, 2020	May 31, 2020

Weighted-average remaining lease term - operating leases	5.01 years	5.19 years
Weighted-average discount rate - operating leases	2.58%	2.66%

The contractual future minimum lease payments of Cintas' operating lease liabilities by fiscal year are as follows as of November 30, 2020:

(In thousands)

2021 (remaining six months)	$24,445
2022	42,156
2023	33,459
2024	23,634
2025	16,798
Thereafter	30,754
Total payments	171,246
Less interest	(11,070)
Total present value of lease payments	$160,176

Note 4 - Fair Value Measurements
All financial instruments that are measured at fair value on a recurring basis (at least annually) have been classified within the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the consolidated condensed balance sheet date. These financial instruments measured at fair value on a recurring basis are summarized below:

	As of November 30, 2020
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$703,175	$—	$—	$703,175
Other assets, net:
Interest rate lock agreements	—	9,834	—	9,834
Total assets at fair value	$703,175	$9,834	$—	$713,009

Long-term accrued liabilities:
Interest rate lock agreements	$—	$138,118	$—	$138,118
Total liabilities at fair value	$—	$138,118	$—	$138,118

	As of May 31, 2020
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$145,402	$—	$—	$145,402
Other assets, net:
Interest rate lock agreements	—	1,546	—	1,546
Total assets at fair value	$145,402	$1,546	$—	$146,948

Long-term accrued liabilities:
Interest rate lock agreements	$—	$165,686	$—	$165,686
Total liabilities at fair value	$—	$165,686	$—	$165,686

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

The fair values of outstanding interest rate lock agreements are included in other assets, net and long-term accrued liabilities at both November 30, 2020 and May 31, 2020. The fair values of Cintas' interest rate lock agreements are based on similar exchange traded derivatives (market approach) and are, therefore, included within Level 2 of the fair value hierarchy. The fair value was determined by comparing the locked rates against the benchmarked treasury rate. No other amounts included in other assets, net or long-term accrued liabilities are recorded at fair value on a recurring basis.

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

In addition to assets and liabilities that are recorded at fair value on a recurring basis, Cintas records assets and liabilities at fair value on a nonrecurring basis as required under U.S. GAAP. The assets and liabilities measured at fair value on a nonrecurring basis primarily relate to assets and liabilities acquired in a business acquisition, which were not material for the three and six months ended November 30, 2020 and 2019.

Note 5 - Investments
At November 30, 2020, investments were $252.5 million and include the cash surrender value of insurance policies of $227.0 million, equity method investments of $22.3 million and cost method investments of $3.2 million. At May 31, 2020, investments were $214.8 million and include the cash surrender value of insurance policies of $192.7 million, equity method investments of $19.0 million and cost method investments of $3.1 million. Investments are generally evaluated for impairment on an annual basis or when indicators of impairment exist. For the three and six months ended November 30, 2020 and 2019, no impairment losses were recorded.

Note 6 - Earnings Per Share
Cintas uses the two-class method to calculate basic and diluted earnings per share as a result of outstanding participating securities in the form of restricted stock awards. The following tables set forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Cintas’ common shares.

	Three Months Ended		Six Months Ended
Basic Earnings per Share from Continuing Operations (in thousands except per share data)	November 30, 2020	November 30, 2019	November 30, 2020	November 30, 2019

Income from continuing operations	$284,857	$246,443	$584,862	$497,255
Less: income from continuing operations allocated to participating securities	2,015	2,425	4,153	4,904
Income from continuing operations available to common shareholders	$282,842	$244,018	$580,709	$492,351
Basic weighted average common shares outstanding	104,999	103,959	104,546	103,638

Basic earnings per share from continuing operations	$2.69	$2.35	$5.55	$4.75

	Three Months Ended		Six Months Ended
Diluted Earnings per Share from Continuing Operations (in thousands except per share data)	November 30, 2020	November 30, 2019	November 30, 2020	November 30, 2019

Income from continuing operations	$284,857	$246,443	$584,862	$497,255
Less: income from continuing operations allocated to participating securities	2,015	2,425	4,153	4,904
Income from continuing operations available to common shareholders	$282,842	$244,018	$580,709	$492,351
Basic weighted average common shares outstanding	104,999	103,959	104,546	103,638
Effect of dilutive securities – employee stock options	2,982	3,376	3,010	3,476
Diluted weighted average common shares outstanding	107,981	107,335	107,556	107,114

Diluted earnings per share from continuing operations	$2.62	$2.27	$5.40	$4.60

There were no discontinued operations for the three or six months ended November 30, 2020. For the three and six months ended November 30, 2019, both basic and diluted earnings per share from discontinued operations rounded to zero.

For the three months ended November 30, 2020 and 2019, options granted to purchase 0.2 million shares of Cintas common stock were excluded from the computation of diluted earnings per share. For the six months ended November 30, 2020 and 2019, options granted to purchase 0.2 million and 0.3 million shares of Cintas common stock, respectively, were excluded from the computation of diluted earnings per share. The exercise prices of these options were greater than the average market price of the common stock (anti-dilutive).

On October 30, 2018, Cintas announced that the Board of Directors authorized a $1.0 billion share buyback program, which does not have an expiration date. On October 29, 2019, we announced that the Board of Directors authorized a new $1.0 billion share buyback program, which does not have an expiration date. There were no share buybacks for the three months ended November 30, 2020 or 2019, and no share buybacks for the six months ended November 30, 2020. For the six months ended November 30, 2019, we purchased 0.8 million shares of Cintas common stock at an average price of $230.66 per share for a total purchase price of $193.1 million. There were no share buybacks in the period subsequent to November 30, 2020, through January 8, 2021, under any share buyback program. From the inception of the October 30, 2018 program through January 8, 2021, Cintas has purchased a total of 4.3 million shares of Cintas common stock at an average price of $219.42 per share for a total purchase price of $939.1 million.

For the three months ended November 30, 2020, Cintas acquired less than 0.1 million shares of Cintas common stock for employee payroll taxes due on restricted stock awards that vested. These shares were acquired at an average price of $333.60 per share for a total purchase price of $2.4 million. For the three months ended November 30, 2019, Cintas acquired less than 0.1 million shares of Cintas common stock for employee payroll taxes due on restricted stock awards that vested. These shares were acquired at an average price of $259.17 per share for a total purchase price of $0.3 million. During the six months ended November 30, 2020, Cintas acquired 0.2 million shares of Cintas common stock for employee payroll taxes due on restricted stock awards that vested. These shares were acquired at an average price of $301.01 per share for a total purchase price of $71.4 million. During the six months ended November 30, 2019, Cintas acquired 0.3 million shares of Cintas common stock for employee payroll taxes due on restricted stock awards that vested. These shares were acquired at an average price of $260.89 per share for a total purchase price of $65.7 million.

Note 7 - Goodwill, Service Contracts and Other Assets
Changes in the carrying amount of goodwill and service contracts for the six months ended November 30, 2020, by reportable operating segment and All Other, are as follows:

Goodwill (in thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Total

Balance as of June 1, 2020	$2,513,041	$243,266	$113,713	$2,870,020
Goodwill acquired	1,568	2,165	562	4,295
Foreign currency translation	14,252	1,146	41	15,439
Balance as of November 30, 2020	$2,528,861	$246,577	$114,316	$2,889,754

Service Contracts (in thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Total

Balance as of June 1, 2020	$407,611	$19,805	$24,113	$451,529
Service contracts acquired	2,369	1,748	282	4,399
Service contracts amortization	(24,224)	(1,907)	(2,497)	(28,628)
Foreign currency translation	3,541	82	—	3,623
Balance as of November 30, 2020	$389,297	$19,728	$21,898	$430,923

Information regarding Cintas’ service contracts and other assets is as follows:

	As of November 30, 2020
(In thousands)	Carrying Amount	Accumulated Amortization	Net

Service contracts	$951,946	$521,023	$430,923

Capitalized contract costs (1)	$421,993	$189,988	$232,005
Noncompete and consulting agreements	44,383	41,836	2,547
Other	69,652	23,710	45,942
Total other assets	$536,028	$255,534	$280,494

	As of May 31, 2020
(In thousands)	Carrying Amount	Accumulated Amortization	Net

Service contracts	$941,383	$489,854	$451,529

Capitalized contract costs (1)	$375,912	$148,853	$227,059
Noncompete and consulting agreements	43,890	41,317	2,573
Other	54,239	23,113	31,126
Total other assets	$474,041	$213,283	$260,758
(1)    The current portion of capitalized contract costs, included in prepaid expenses and other current assets on the consolidated condensed balance sheets as of November 30, 2020 and May 31, 2020, is $78.7 million and $76.2 million, respectively.

Amortization expense for service contracts and other assets was $35.4 million and $35.3 million for the three months ended November 30, 2020 and 2019, respectively. For the six months ended November 30, 2020 and 2019, amortization expense for service contracts and other assets was $70.5 million and $69.9 million, respectively. As of November 30, 2020, the estimated future amortization expense for service contracts and other assets, excluding any future acquisitions and commissions to be earned, is as follows:

Fiscal Year (In thousands)

2021 (remaining six months)	$69,901
2022	130,427
2023	111,191
2024	99,082
2025	86,188
Thereafter	250,294
Total future amortization expense	$747,083

Note 8 - Debt, Derivatives and Hedging Activities
Cintas' outstanding debt is summarized as follows:

(In thousands)	Interest Rate	Fiscal Year Issued	Fiscal Year Maturity	November 30, 2020	May 31, 2020

Debt due within one year
Senior notes	4.30%	2012	2022	$250,000	$—
Debt issuance costs				(128)	—
Total debt due within one year				$249,872	$—

Debt due after one year
Senior notes	4.30%	2012	2022	$—	$250,000
Senior notes	2.90%	2017	2022	650,000	650,000
Senior notes	3.25%	2013	2023	300,000	300,000
Senior notes (1)	2.78%	2013	2023	51,032	51,250
Senior notes (2)	3.11%	2015	2025	51,469	51,637
Senior notes	3.70%	2017	2027	1,000,000	1,000,000
Senior notes	6.15%	2007	2037	250,000	250,000
Debt issuance costs				(11,569)	(13,182)
Total debt due after one year				$2,290,932	$2,539,705
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

Cintas' senior notes, excluding the G&K senior notes assumed with the acquisition of G&K in fiscal 2017, are recorded at cost, net of debt issuance costs. The fair value of the long-term debt is estimated using Level 2 inputs based on general market prices. The carrying value and fair value of Cintas' debt as of November 30, 2020 were $2,550.0 million and $2,829.2 million, respectively, and as of May 31, 2020 were $2,550.0 million and $2,804.2 million, respectively.

The credit agreement that supports our commercial paper program was amended and restated on May 24, 2019. The amendment increased the capacity of the revolving credit facility from $600.0 million to $1.0 billion and created a new term loan of $200.0 million. The credit agreement has an accordion feature that provides Cintas the ability to request increases to the borrowing commitments under either the revolving credit facility or the term loan of up to $250.0 million in the aggregate, subject to customary conditions. The maturity date of the revolving credit facility is May 23, 2024. As of November 30, 2020 and May 31, 2020, there was no commercial paper outstanding and no borrowings on our revolving credit facility.

Cintas uses interest rate locks to manage our overall interest expense as interest rate locks effectively change the interest rate of specific debt issuances. The interest rate locks are entered into to protect against unfavorable movements in the benchmark treasury rate related to forecasted debt issuances. Cintas used interest rate lock agreements to hedge against movements in the treasury rates at the time Cintas issued its senior notes in fiscal 2007, fiscal 2012, fiscal 2013 and fiscal 2017. The amortization of the cash flow hedges resulted in a decrease to other comprehensive income of $0.4 million for both the three months ended November 30, 2020 and 2019. The amortization of the cash flow hedges resulted in a decrease to other comprehensive income of $0.7 million for both the six months ended November 30, 2020 and 2019. During fiscal 2020, Cintas entered into interest rate lock agreements with a notional value of $950.0 million for a forecasted debt issuance in connection with the upcoming debt maturities. As of November 30, 2020, the fair values of these interest rate locks were an asset of $9.8 million and a liability of $38.3 million, recorded in other assets and long-term accrued liabilities, respectively, and in other comprehensive loss, net of tax. As of May 31, 2020, the fair values of these interest rate locks were an asset of $1.5 million and a liability of $53.8 million, recorded in other assets and long-term accrued liabilities, respectively, and in other comprehensive loss, net of tax. During fiscal 2019, Cintas entered into interest rate lock agreements with a notional value of $500.0 million for a forecasted debt issuance in connection with the upcoming debt maturities. As of November 30, 2020 and May 31, 2020, the fair values of these interest rate locks were a liability of $99.8 million and $111.9 million, respectively, and were recorded in long-term accrued liabilities and in other comprehensive loss, net of tax. These interest rate locks had no impact on net income or cash flows from continuing operations for the three and six months ended November 30, 2020 or 2019.

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

As of November 30, 2020 and May 31, 2020, the Company had unrecognized inventory purchase commitments with various suppliers totaling $35.8 million and $117.6 million, respectively. In fiscal 2021, we entered into $25.6 million of new unrecognized inventory purchase commitments and made $107.4 million of inventory purchases related to the unrecognized commitments outstanding at May 31, 2020. The Company expects to purchase all remaining commitments within the next twelve months.

Note 9 - Income Taxes
In the normal course of business, Cintas provides for uncertain tax positions and the related interest and adjusts its unrecognized tax benefits and accrued interest accordingly. As of November 30, 2020 and May 31, 2020, recorded unrecognized tax benefits were $37.7 million and $35.9 million, respectively, and are included in long-term accrued liabilities on the consolidated condensed balance sheets.

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

Cintas’ effective tax rate was 13.3% and 20.1% for the three months ended November 30, 2020 and 2019, respectively. For the six months ended November 30, 2020 and 2019, Cintas' effective tax rate was 10.5% and 15.4%, respectively. The effective tax rate for all periods was impacted by certain discrete items (primarily the tax accounting for stock-based compensation). In addition, the effective tax rate for the three and six months ended November 30, 2020 included a one-time tax benefit on the sale of certain operating assets.

Note 10 - Pension Plans
In conjunction with the acquisition of G&K in fiscal 2017, Cintas assumed G&K's noncontributory defined benefit pension plan (the Pension Plan) that covers substantially all legacy G&K employees who were employed as of July 1, 2005, except certain employees who were covered by union-administered plans. Benefits are based on the number of years of service and each employee’s compensation near retirement. We will make annual contributions to the Pension Plan consistent with federal funding requirements. The Pension Plan was frozen by G&K effective December 31, 2006. Future growth in benefits will not occur beyond this date. Applicable accounting standards require that the consolidated condensed balance sheets reflect the funded status of the Pension Plan. The funded status of the Pension Plan is measured as the difference between the plan assets at fair value and the projected benefit obligation (PBO). The PBO represents the actuarial present value of benefits expected to be paid upon retirement based on estimated future compensation levels. The measurement of the PBO is based on the Company’s estimates and actuarial valuations. The net pension liability is included in long-term accrued liabilities on the consolidated condensed balance sheets. Unrecognized differences between actual amounts and estimates based on actuarial assumptions are included in accumulated other comprehensive loss in our consolidated condensed balance sheets. The difference between actual amounts and estimates based on actuarial assumptions are recognized in other comprehensive income (loss) in the period in which they occur. The Pension Plan assumptions are evaluated annually and are updated as deemed necessary.

The components of net periodic pension benefit are summarized as follows:

	Three Months Ended		Six Months Ended
(In thousands)	November 30, 2020	November 30, 2019	November 30, 2020	November 30, 2019

Interest cost	$513	$721	$1,025	$1,441
Expected return on assets	(731)	(741)	(1,462)	(1,481)
Amortization of net loss	55	—	111	—
Net periodic pension benefit	$(163)	$(20)	$(326)	$(40)

Note 11 - Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income (loss), net of tax:

(In thousands)	Foreign Currency	Unrealized Loss on Interest Rate Hedges	Other	Total

Balance at June 1, 2020	$(26,343)	$(112,718)	$(14,319)	$(153,380)
Other comprehensive income before reclassifications	26,946	10,842	—	37,788
Amounts reclassified from accumulated other comprehensive income (loss)	—	(358)	—	(358)
Net current period other comprehensive income	26,946	10,484	—	37,430
Balance at August 31, 2020	603	(102,234)	(14,319)	(115,950)
Other comprehensive income before reclassifications	2,960	15,942	—	18,902
Amounts reclassified from accumulated other comprehensive income (loss)	—	(359)	—	(359)
Net current period other comprehensive income	2,960	15,583	—	18,543
Balance at November 30, 2020	$3,563	$(86,651)	$(14,319)	$(97,407)

(In thousands)	Foreign Currency	Unrealized Loss on Interest Rate Hedges	Other	Total

Balance at June 1, 2019	$(15,022)	$(18,389)	$(5,741)	$(39,152)
Other comprehensive income (loss) before reclassifications	6,724	(29,903)	—	(23,179)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(295)	—	(295)
Net current period other comprehensive income (loss)	6,724	(30,198)	—	(23,474)
Cumulative effect of change in accounting principle	—	2,058	(83)	1,975
Balance at August 31, 2019	(8,298)	(46,529)	(5,824)	(60,651)
Other comprehensive income before reclassifications	1,413	22,761	—	24,174
Amounts reclassified from accumulated other comprehensive income (loss)	—	(358)	—	(358)
Net current period other comprehensive income	1,413	22,403	—	23,816
Balance at November 30, 2019	$(6,885)	$(24,126)	$(5,824)	$(36,835)

The following table summarizes the reclassifications out of accumulated other comprehensive income (loss):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line in the Consolidated Condensed Statements of Income
	Three Months Ended		Six Months Ended
(In thousands)	November 30, 2020	November 30, 2019	November 30, 2020	November 30, 2019

Amortization of interest rate locks	$474	$474	$948	$948	Interest expense
Tax expense	(115)	(116)	(231)	(295)	Income taxes
Amortization of interest rate locks, net of tax	$359	$358	$717	$653	Net income

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

(In thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Corporate (1)	Total

For the three months ended November 30, 2020
Revenue	$1,410,488	$194,419	$152,141	$—	$1,757,048
Income (loss) before income taxes	$315,609	$21,506	$15,757	$(24,339)	$328,533

For the three months ended November 30, 2019
Revenue	$1,469,976	$169,668	$204,105	$—	$1,843,749
Income (loss) before income taxes	$286,360	$24,640	$23,464	$(25,894)	$308,570

As of and for the six months ended November 30, 2020
Revenue	$2,804,899	$398,899	$299,824	$—	$3,503,622
Income (loss) before income taxes	$630,637	$40,033	$31,908	$(48,825)	$653,753
Total assets	$6,732,076	$657,665	$361,837	$703,175	$8,454,753

As of and for the six months ended November 30, 2019
Revenue	$2,924,503	$341,758	$388,627	$—	$3,654,888
Income (loss) before income taxes	$555,371	$49,409	$35,830	$(53,053)	$587,557
Total assets	$6,699,166	$537,740	$423,896	$226,535	$7,887,337
(1) Corporate assets include cash and marketable securities, if applicable, in all periods.

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

Results of Operations
Cintas classifies its business into two reportable operating segments and places the remainder of its operating segments in an All Other category. Cintas’ two reportable operating segments are Uniform Rental and Facility Services and First Aid and Safety Services. The Uniform Rental and Facility Services reportable operating segment consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items. In addition to these rental items, restroom cleaning services and supplies and the sale of items from our catalogs to our customers on route are included within this reportable operating segment. The First Aid and Safety Services reportable operating segment consists of first aid and safety products and services. The remainder of Cintas’ business, which consists of the Fire Protection Services operating segment and the Uniform Direct Sale operating segment, is included in All Other. These operating segments consist of fire protection products and services and the direct sale of uniforms and related items. Revenue and income before income taxes for the three and six months ended November 30, 2020 and 2019, for the two reportable operating segments and All Other is presented in Note 12 entitled Segment Information of “Notes to Consolidated Condensed Financial Statements.”

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China, and has since spread globally. In March 2020, the World Health Organization characterized COVID-19 as a pandemic. Efforts to contain the spread of COVID-19 intensified during our fiscal 2020 fourth quarter and remained in effect throughout the first half of our fiscal 2021. Most states and municipalities within the U.S. enacted temporary closures of businesses, issued quarantine orders and took other restrictive measures in response to the COVID-19 pandemic. Within the U.S., our business has been designated an essential business, which allows us to continue to serve customers that remain open.

We have operations throughout the U.S. and participate in a global supply chain. During the first half of fiscal 2021, the existence of the COVID-19 pandemic, the fear associated with the COVID-19 pandemic and the reactions of governments around the world in response to the COVID-19 pandemic to regulate the flow of labor and products and impede the business of our customers, continued to impact our ability to conduct normal business operations, which had an adverse effect on our business. If we need to close a significant number of our facilities or a critical number of our employees become too ill to work, our business operations could be materially adversely affected in a rapid manner. Similarly, if our customers experience adverse business consequences due to the COVID-19 pandemic, including being required to shut down their operations, demand for our services and products could also be materially adversely affected in a rapid manner. In response to the impact of COVID-19, Cintas put in place health and safety measures to keep Cintas employees, contractors and customers safe. These health and safety measures have not materially impacted our ability to service our customers. Many of Cintas' customers were also impacted by COVID-19 and we did see an impact on some customer's ability to pay. While there was minimal disruption to our supply chain, Cintas did increase inventory, primarily personal protective equipment and facility services inventory, in response to the customer needs and demand associated with the safety and cleanliness requirements of COVID-19. The impact of the COVID-19 pandemic is fluid and continues to evolve, and therefore, we cannot predict the extent to which our business, consolidated results of operations, consolidated financial condition or liquidity will ultimately be impacted.

Consolidated Results
Three Months Ended November 30, 2020 Compared to Three Months Ended November 30, 2019

Total revenue decreased 4.7% for the three months ended November 30, 2020, over the same period in the prior fiscal year, from $1,843.7 million to $1,757.0 million as a result of decreased sales volume from the COVID-19 pandemic business closures. Total revenue declined organically by 4.4%. Organic growth adjusts for the impact of acquisitions, divestitures and foreign currency exchange rate fluctuations. Revenue growth was negatively impacted by a net 0.3% due to acquisitions and divestitures.

As previously discussed, the government enactment of temporary and indefinite closures of certain businesses in response to the COVID-19 pandemic continued to impact our ability to access and service some of our customers impacted by these mandates during the second quarter of fiscal 2021. Due to the constantly changing impact of the COVID-19 pandemic, uncertainty remains about the pace of the economic recovery and about its impact on future Cintas consolidated financial results. Uniform Rental and Facility Services reportable operating segment revenue decreased 4.0% for the three months ended November 30, 2020, over the same period in the prior fiscal year, from $1,470.0 million to $1,410.5 million. Revenue for this reportable operating segment declined organically by 3.6%. In addition to the adverse impact from the COVID-19 pandemic, revenue growth in the Uniform Rental and Facility Services reportable operating segment was negatively impacted by a net 0.4% due to acquisitions and divestitures.

Other revenue, consisting of revenue from the First Aid and Safety Services reportable operating segment and All Other, decreased 7.3% for the three months ended November 30, 2020, compared to the same period in the prior fiscal year, from $373.8 million to $346.6 million. Other revenue declined organically by 7.7%. The decline in other revenue growth was partially offset by 0.4% due to revenue growth derived through acquisitions in our First Aid and Safety Services reportable operating segment and our Fire Protection operating segment, which is included in All Other.

Cost of uniform rental and facility services consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other ancillary items. Cost of uniform rental and facility services decreased $45.1 million, or 5.7%, for the three months ended November 30, 2020, compared to the three months ended November 30, 2019. This decrease was due to lower Uniform Rental and Facility Services reportable operating segment sales volume, as well as certain cost control measures such as reduced labor and energy costs that were partially offset by modest increases in material cost.

Cost of other consists primarily of cost of goods sold (predominantly first aid and safety products, personal protective equipment, uniforms, and fire protection products), delivery expenses and distribution expenses in the First Aid and Safety Services reportable operating segment and All Other. Cost of other decreased $9.1 million, or 4.4%, for the three months ended November 30, 2020, compared to the three months ended November 30, 2019. The decrease was primarily due to lower sales volume. The increase as a percent of revenue was due to an increase in the proportion of sales from personal protective equipment in the First Aid and Safety Services reportable operating segment.

Selling and administrative expenses decreased $50.9 million, to 26.6% as a percent of revenue for the three months ended November 30, 2020, compared to 28.1% for the same period in the prior fiscal year. The decrease as a percent of revenue was primarily due to efficiencies in labor and employee-partner related expenses as well as lower discretionary spending. In addition, during the three months ended November 30, 2020, there was a one-time benefit from the gain on the sale of certain operating assets.

Operating income was $352.9 million for the three months ended November 30, 2020, compared to $334.5 million for the three months ended November 30, 2019. Operating income was positively impacted by lower cost of sales and selling and administrative expenses as a percent of revenue for the three months ended November 30, 2020. Operating income also benefited from a one-time gain on the sale of certain operating assets.

Net interest expense (interest expense less interest income) was $24.3 million for the three months ended November 30, 2020, compared to $25.9 million for the three months ended November 30, 2019. The decrease was primarily due to the decrease in total debt outstanding during the three months ended November 30, 2020, compared to the same period of the prior year.

Cintas’ effective tax rate for continuing operations was 13.3% and 20.1% for the three months ended November 30, 2020 and 2019, respectively. The effective tax rate in both periods was impacted by certain discrete items, primarily the tax accounting impact for stock-based compensation. In addition, the effective tax rate for the three months ended November 30, 2020 included a one-time tax benefit on the sale of certain operating assets.

Net income from continuing operations for the three months ended November 30, 2020 increased $38.4 million, or 15.6%, compared to the three months ended November 30, 2019. Diluted earnings per share from continuing operations were $2.62 for the three months ended November 30, 2020, which was an increase of 15.4% compared to the same period in the prior fiscal year. Diluted earnings per share from continuing operations increased due to the increase in earnings.

Uniform Rental and Facility Services Reportable Operating Segment
Three Months Ended November 30, 2020 Compared to Three Months Ended November 30, 2019

Uniform Rental and Facility Services reportable operating segment revenue decreased from $1,470.0 million to $1,410.5 million, or 4.0%, for the three months ended November 30, 2020, over the same period in the prior fiscal year, and the cost of uniform rental and facility services decreased $45.1 million, or 5.7%. Revenue for the reportable operating segment declined organically by 3.6%. The reportable operating segment’s gross margin was $670.7 million, or 47.5% of revenue. The gross margin was 90 basis points higher than the prior fiscal year’s second quarter gross margin of 46.6%. The increase in gross margin as a percent to revenue was driven by certain cost control measures such as reduced labor and energy costs that were partially offset by modest increases in material cost.

Selling and administrative expenses for the Uniform Rental and Facility Services reportable operating segment decreased $43.6 million and decreased as a percent of revenue to 25.2%, compared to 27.1% in the second quarter of the prior fiscal year. The decrease as a percent of revenue was primarily due to efficiencies in labor and employee-partner related expenses as well as lower discretionary spending and a one-time benefit from the gain on the sale of certain operating assets.

Income before income taxes increased $29.2 million, or 10.2%, for the Uniform Rental and Facility Services reportable operating segment for the three months ended November 30, 2020, compared to the same period in the prior fiscal year. Income before income taxes was 22.4% of the reportable operating segment’s revenue, which was a 290 basis point increase compared to the second quarter of the prior fiscal year of 19.5%. This increase was primarily due to the previously discussed improvement in gross margin and selling and administrative expenses as a percent of revenue.

First Aid and Safety Services Reportable Operating Segment
Three Months Ended November 30, 2020 Compared to Three Months Ended November 30, 2019

First Aid and Safety Services reportable operating segment revenue increased from $169.7 million to $194.4 million, or 14.6%, for the three months ended November 30, 2020, over the same period in the prior fiscal year. Revenue for the reportable operating segment increased organically by 14.5%. First Aid and Safety Services reportable operating segment revenue growth was positively impacted by 0.1% due to acquisitions. Growth was driven by many factors including new business sold by sales representatives, penetration of additional products and services into existing customers and sales of personal protective equipment in response to the COVID-19 pandemic.

Cost of first aid and safety services increased $23.2 million, or 26.5%, for the three months ended November 30, 2020, over the three months ended November 30, 2019, due to higher sales volume. The gross margin as a percent of revenue was 43.0% for the quarter ended November 30, 2020 compared to the gross margin as a percent of revenue of 48.4% in the same period of the prior fiscal year. The decrease was primarily driven by an increase in the proportion of sales of personal protective equipment, which typically have lower gross margins than first aid cabinet sales, as a result of the impact of the COVID-19 pandemic.
Selling and administrative expenses increased $4.7 million, but decreased as a percent of revenue to 31.9%, compared to 33.9% in the second quarter of the prior fiscal year. The decrease as a percent of revenue was primarily due to revenue growing at a faster pace than labor and employee-partner related expenses and discretionary spending.

Income before income taxes for the First Aid and Safety Services reportable operating segment decreased $3.1 million to $21.5 million for the three months ended November 30, 2020, compared to the same period in the prior fiscal year. Income before income taxes was 11.1% of the reportable operating segment’s revenue compared to the second quarter of the prior fiscal year of 14.5%. This decrease was primarily due to the previously discussed decrease in gross margin.

Consolidated Results
Six Months Ended November 30, 2020 Compared to Six Months Ended November 30, 2019

Total revenue decreased 4.1% for the six months ended November 30, 2020, over the same period in the prior fiscal year, from $3,654.9 million to $3,503.6 million as a result of decreased sales volume from the COVID-19 pandemic business closures. Total revenue declined organically by 4.7%. Organic growth adjusts for the impact of acquisitions, divestitures, foreign currency exchange rate fluctuations and workday differences. Total revenue was positively impacted by 0.8% due to one more workday in the six months ended November 30, 2020, compared to the six months ended November 30, 2019. Total revenue was negatively impacted by 0.1% due to foreign currency exchange rate fluctuations and by 0.1% due to the net impact from acquisitions and divestitures.

As previously discussed, the government enactment of temporary and indefinite closures of certain businesses in response to the COVID-19 pandemic continued to impact our ability to access and service some of our customers impacted by these mandates during the first six months of fiscal 2021. Due to the constantly changing impact of the COVID-19 pandemic, uncertainty remains about the pace of the economic recovery and about its impact on future Cintas consolidated financial results. Uniform Rental and Facility Services reportable operating segment revenue decreased 4.1% for the six months ended November 30, 2020, over the same period in the prior fiscal year, from $2,924.5 million to $2,804.9 million. Revenue from this reportable operating segment declined organically by 4.5%. Uniform Rental and Facility Services reportable operating segment revenue was positively impacted by 0.7% due to one more workday in the six months ended November 30, 2020, compared to the six months ended November 30, 2019. Revenue from this reportable operating segment was negatively impacted by 0.1% due to foreign currency exchange rate fluctuations and a net 0.2% due to acquisitions and divestitures.

Other revenue, consisting of revenue from the First Aid and Safety Services reportable operating segment and All Other, decreased 4.3% for the six months ended November 30, 2020, compared to the same period in the prior fiscal year, from $730.4 million to $698.7 million. Other revenue declined organically by 5.5%. The decline in organic revenue was partially offset by 0.5% due to revenue growth derived through acquisitions primarily in our First Aid and Safety reportable operating segment and our Fire Protection operating segment, which is included in All Other. Organic growth for other revenue was also positively impacted by 0.8% due to one more workday in the six months ended November 30, 2020, compared to the six months ended November 30, 2019 and negatively impacted by 0.1% due to foreign currency exchange rate fluctuations.

Cost of uniform rental and facility services consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other ancillary items. Cost of uniform rental and facility services decreased $98.4 million, or 6.3%, for the six months ended November 30, 2020, compared to the six months ended November 30, 2019. This decrease was due to lower Uniform Rental and Facility

Services reportable operating segment sales volume, as well as certain cost control measures, such as reduced labor and energy costs that were partially offset by modest increases in material cost.

Cost of other consists primarily of cost of goods sold (predominantly first aid and safety products, personal protective equipment, uniforms, and fire protection products), delivery expenses and distribution expenses in the First Aid and Safety Services reportable operating segment and All Other. Cost of other increased $2.6 million, or 0.6%, for the six months ended November 30, 2020, compared to the six months ended November 30, 2019. The increase was primarily due to an increase in the proportion of sales in the First Aid and Safety Services reportable operating segment of personal protective equipment, which typically have a lower gross margins compared to the First Aid cabinet products.

Selling and administrative expenses decreased $117.4 million, or 11.1%, and decreased as a percent of revenue from 29.0% to 26.9% for the six months ended November 30, 2020, compared to the same period in the prior fiscal year. The decrease as a percent of revenue was primarily due to efficiencies in labor and employee-partner related expenses as well as lower discretionary spending. In addition, during the six months ended November 30, 2020 there was a one-time benefit from the gain on the sale of certain operating assets.

Operating income was $702.6 million for the six months ended November 30, 2020, compared to $640.6 million for the six months ended November 30, 2019. Operating income was positively impacted by lower cost of sales and selling and administrative expenses as a percent of revenue for the six months ended November 30, 2020. Operating income also benefited from a one-time gain on the sale of certain operating assets.

Net interest expense (interest expense less interest income) was $48.8 million for the six months ended November 30, 2020, compared to $53.1 million for the six months ended November 30, 2019. The decrease was primarily due to the decrease in total debt outstanding during the six months ended November 30, 2020, compared to the same period of the prior year.

Cintas’ effective tax rate for continuing operations was 10.5% and 15.4% for the six months ended November 30, 2020 and 2019, respectively. The effective tax rate in both periods was impacted by certain discrete items, primarily the tax accounting for stock-based compensation. In addition, the effective tax rate for the six months ended November 30, 2020 included a one-time tax benefit on the sale of certain operating assets.

Net income from continuing operations for the six months ended November 30, 2020 increased $87.6 million, or 17.6%, compared to the six months ended November 30, 2019. Diluted earnings per share from continuing operations was $5.40 for the six months ended November 30, 2020, which was an increase of 17.4% compared to the same period in the prior fiscal year. Diluted earnings per share from continuing operations increased due to the increase in earnings.

Uniform Rental and Facility Services Reportable Operating Segment
Six Months Ended November 30, 2020 Compared to Six Months Ended November 30, 2019

Uniform Rental and Facility Services reportable operating segment revenue decreased from $2,924.5 million to $2,804.9 million, or 4.1%, for the six months ended November 30, 2020, over the same period in the prior fiscal year, and the cost of uniform rental and facility services decreased $98.4 million, or 6.3%. Revenue for this reportable operating segment declined organically by 4.5%. The reportable operating segment’s gross margin was $1,349.7 million, or 48.1% of revenue. The gross margin was 120 basis points higher than the prior fiscal year’s gross margin of 46.9% for the six months ended November 30, 2019. The increase in gross margin as a percent of revenue was driven by certain cost control measures such as reduced labor and energy costs that were partially offset by modest increases in material cost.
Selling and administrative expenses for the Uniform Rental and Facility Services reportable operating segment decreased $96.5 million and decreased as a percent of revenue from 27.9% to 25.6% for the six months ended November 30, 2019. The decrease as a percent of revenue was primarily due to efficiencies in labor and employee-partner related expenses, as well as lower discretionary spending and a one-time benefit from the gain on the sale of certain operating assets.

Income before income taxes increased $75.3 million, or 13.6%, for the Uniform Rental and Facility Services reportable operating segment for the six months ended November 30, 2020, compared to the same period in the prior fiscal year. Income before income taxes was 22.5% of the reportable operating segment’s revenue, which was a 350 basis point increase compared to 19.0% for the six months ended November 30, 2019. This increase was primarily due to the previously discussed improvement in gross margin and selling and administrative expenses as a percent of revenue.

First Aid and Safety Services Reportable Operating Segment
Six Months Ended November 30, 2020 Compared to Six Months Ended November 30, 2019

First Aid and Safety Services reportable operating segment revenue increased from $341.8 million to $398.9 million, or 16.7%, for the six months ended November 30, 2020, over the same period in the prior fiscal year. Revenue for this reportable operating segment increased organically by 15.8% as a result of increased sales volume. First Aid and Safety Services reportable operating segment revenue growth was positively impacted by 0.9% due to one more workday in the six months ended November 30, 2020, compared to the six months ended November 30, 2019. Growth was driven by many factors including new business sold by sales representatives, penetration of additional products and services into existing customers and sales of personal protective equipment in response to the COVID-19 pandemic.

Cost of first aid and safety services increased $57.8 million, or 33.0%, for the six months ended November 30, 2020, over the six months ended November 30, 2019, due to higher sales volume. The gross margin as a percent of revenue was 41.5% for the six months ended November 30, 2020, which was a decrease of 720 basis points compared to the gross margin as a percent of revenue of 48.7% in the same period of the prior fiscal year. The decrease was driven primarily by an increase in the proportion of sales of personal protective equipment, which typically have lower gross margins than first aid cabinet sales, as a result of the impact of the COVID-19 pandemic.

Selling and administrative expenses increased $8.7 million, but decreased as a percent of revenue to 31.5%, compared to 34.2% for the six months ended November 30, 2019. The decrease as a percent of revenue was primarily due to revenue growing at a faster pace than labor and employee-partner related expenses and discretionary spending.

Income before income taxes for the First Aid and Safety Services reportable operating segment decreased $9.4 million to $40.0 million for the six months ended November 30, 2020, compared to the same period in the prior fiscal year. Income before income taxes, at 10.0% of the reportable operating segment’s revenue, was a 450 basis point decrease compared to the same period of the prior fiscal year due to the reasons previously mentioned.

Liquidity and Capital Resources
The following is a summary of our cash flows and cash and cash equivalents as of and for the six months ended November 30:

(In thousands)	2020	2019

Net cash provided by operating activities	$572,964	$571,351
Net cash used in investing activities	$(51,242)	$(131,673)
Net cash provided by (used in) financing activities	$34,461	$(309,992)

Cash and cash equivalents at the end of the period	$703,175	$226,535

Cash and cash equivalents as of November 30, 2020 and 2019 include $37.5 million and $47.9 million, respectively, that is located outside of the United States.

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

The disruption from the COVID-19 pandemic continued to have a negative impact on Cintas' fiscal 2021 first half financial results. However, net cash flow provided by operating activities in the first half was not significantly impacted. We expect our cash flows from operating activities to remain sufficient to provide us with adequate levels of short-term liquidity. In addition, we have access to $1.0 billion of short-term debt from our revolving credit facility. Although the scope and nature of the impacts of the COVID-19 pandemic remain unclear, we believe our long-term liquidity position remains strong. In an effort to ensure short-term liquidity, we have taken proactive measures to maintain financial flexibility within the landscape of the COVID-19 pandemic. We believe the Company has sufficient liquidity to operate in the current business environment as a result of these actions. Acquisitions and dividends remain strategic objectives, but they will be dependent on the economic outlook and liquidity of the Company.

On October 27, 2020, Cintas declared an annual cash dividend of $2.81 per share on outstanding common stock, representing a 10.2% increase over the annual dividend paid in the prior year. In addition, on October 27, 2020, the Cintas Board of Directors approved a change in the dividend policy from an annual dividend to a quarterly dividend, and subsequently declared a quarterly dividend of $0.70 per share on outstanding common stock. These dividends, totaling $371.8 million were paid on December 4, 2020, to shareholders of record as of November 6, 2020. Any future dividend declarations, including the amount of any dividends, are at the discretion of the Board of Directors and dependent upon then-existing conditions, including the Company's operating results and financial condition, capital requirements, contractual restrictions, business prospects and other factors that the Board of Directors may deem relevant.

Net cash provided by operating activities was $573.0 million for the six months ended November 30, 2020, an increase of $1.6 million compared to the six months ended November 30, 2019. The increase was primarily the result of increased net income, offset by changes in working capital, primarily inventories, net.

Net cash used in investing activities includes capital expenditures, purchases of investments, proceeds from sale of operating assets and cash paid for acquisitions of businesses. Capital expenditures were $57.7 million and $126.2 million for the six months ended November 30, 2020 and 2019, respectively. Capital expenditures in fiscal 2021 included $40.6 million for the Uniform Rental and Facility Services reportable operating segment and $15.6 million for the First Aid and Safety Services reportable operating segment. Cash paid for acquisitions of businesses was $6.9 million and $6.6 million for the six months ended November 30, 2020 and 2019, respectively. The acquisitions during the six months ended November 30, 2020, occurred in our Uniform Rental and Facility Services reportable operating segment, our First Aid and Safety Services reportable operating segment and our Fire Protection business, which is included in All Other. The acquisitions during the six months ended November 30, 2019, occurred in our First Aid and Safety Services reportable operating segment and our Fire Protection business, which is included in All Other. Also, during the six months ended November 30, 2020 and 2019, the Company received proceeds of $23.4 million and $13.3 million, respectively, from the sale of certain operating assets, net of cash disposed. Net cash used in investing activities also includes $7.2 million and $10.1 million of purchases of investments during the six months ended November 30, 2020 and 2019, respectively.

Net cash provided by financing activities was $34.5 million for the six months ended November 30, 2020, and net cash used in financing activities was $310.0 million for the six months ended November 30, 2019. The increase in cash provided by financing activities is due to the decrease in share buyback activity and debt repayments in six months ended November 30, 2020. On October 30, 2018, we announced that the Board of Directors authorized a $1.0 billion share buyback program, which does not have an expiration date. On October 29, 2019, we announced the Board of Directors authorized a new $1.0 billion share buyback program, which does not have an expiration date. The following table summarizes the buyback activity by program and for the six months ended November 30:

	2020			2019
Buyback Program (In thousands except per share data)	Shares	Avg. Price per Share	Purchase Price	Shares	Avg. Price per Share	Purchase Price

October 30, 2018	—	$—	$—	837	$230.66	$193,109
October 29, 2019	—	$—	$—	—	$—	$—
	—	$—	$—	837	$230.66	$193,109

There were no share buybacks in the period subsequent to November 30, 2020, through January 8, 2021, under any share buyback program. From the inception of the October 30, 2018 share buyback program through January 8, 2021, Cintas has purchased a total of 4.3 million shares of Cintas common stock at an average price of $219.42 for a total purchase price of $939.1 million. In addition, for the six months ended November 30, 2020,

Cintas acquired 0.2 million shares of Cintas common stock for employee payroll taxes due on restricted stock awards that vested during the six months ended November 30, 2020. These shares were acquired at an average price of $301.01 per share for a total purchase price of $71.4 million. For the six months ended November 30, 2019, Cintas acquired 0.3 million shares of Cintas common stock for employee payroll taxes dues on restricted stock awards that vested during the six months ended November 30, 2019. These shares were acquired at an average price of $260.89 per share for a total purchase price of $65.7 million.

During the six months ended November 30, 2019, Cintas made payments of $112.5 million, net of commercial paper borrowings. Cintas' outstanding debt is summarized as follows:

(In thousands)	Interest Rate	Fiscal Year Issued	Fiscal Year Maturity	November 30, 2020	May 31, 2020

Debt due within one year
Senior notes	4.30%	2012	2022	$250,000	$—
Debt issuance costs				(128)	—
Total debt due within one year				$249,872	$—

Debt due after one year
Senior notes	4.30%	2012	2022	$—	$250,000
Senior notes	2.90%	2017	2022	650,000	650,000
Senior notes	3.25%	2013	2023	300,000	300,000
Senior notes (1)	2.78%	2013	2023	51,032	51,250
Senior notes (2)	3.11%	2015	2025	51,469	51,637
Senior notes	3.70%	2017	2027	1,000,000	1,000,000
Senior notes	6.15%	2007	2037	250,000	250,000
Debt issuance costs				(11,569)	(13,182)
Total debt due after one year				$2,290,932	$2,539,705

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
The credit agreement that supports our commercial paper program was amended and restated on May 24, 2019. The amendment increased the capacity of the revolving credit facility from $600.0 million to $1.0 billion and created a new term loan of $200.0 million. The credit agreement has an accordion feature that provides Cintas the ability to request increases to the borrowing commitments under either the revolving credit facility or the term loan of up to $250.0 million in the aggregate, subject to customary conditions. The maturity date of the revolving credit facility is May 23, 2024. As of November 30, 2020 and May 31, 2020, there was no commercial paper outstanding and no borrowings on our revolving credit facility.

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

As of November 30, 2020, our ratings were as follows:

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

Financial and Nonfinancial Disclosure About Issuers and Guarantors of Cintas’ Senior Notes
Cintas Corporation No. 2 (Corp. 2) is the indirectly, wholly owned principal operating subsidiary of Cintas. Corp. 2 is the issuer of the $2,550.0 million aggregate principal amount of senior notes outstanding as of November 30, 2020, which are unconditionally guaranteed, jointly and severally, by Cintas Corporation and its wholly owned, direct and indirect domestic subsidiaries.

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

Six Months Ended
Summarized Consolidated Statement of Income (In thousands)	November 30, 2020

Net sales to unrelated parties	$3,301,634
Net sales to non-guarantors	$1,642
Operating income	$664,707
Net income	$552,368

Summarized Consolidated Balance Sheets (In thousands)	November 30, 2020	May 31, 2020

ASSETS
Receivables due from non-obligor subsidiaries	$5,335	$3,199
Total other current assets	$2,922,890	$2,143,489
Total other noncurrent assets	$4,909,282	$4,938,093

LIABILITIES
Amounts due to non-obligor subsidiaries	$1,267	$3,437
Current liabilities	$1,466,953	$843,203
Noncurrent liabilities	$3,287,295	$3,495,956

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

ITEM 4.                             CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
With the participation of Cintas’ management, including Cintas’ Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, Cintas has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of November 30, 2020.  Based on such evaluation, Cintas’ management, including Cintas’ Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, has concluded that Cintas’ disclosure controls and procedures were effective as of November 30, 2020, in ensuring (i) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is accumulated and communicated to Cintas’ management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting
There were no changes in Cintas’ internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended November 30, 2020, that have materially affected, or are reasonably likely to materially affect, Cintas' internal control over financial reporting.

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

ITEM 2.                           UNREGISTERED SALES OF EQUITY
SECURITIES AND USE OF PROCEEDS

Period (In millions, except share and per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan (1)	Maximum approximate dollar value of shares that may yet be purchased under the plan (1)

September 1 - 30, 2020 (2)	5,695	$333.01	—	$1,060.9
October 1 - 31, 2020 (3)	1,375	$334.73	—	$1,060.9
November 1 - 30, 2020 (4)	62	$361.96	—	$1,060.9
Total	7,132	$333.60	—	$1,060.9

(1)   On October 30, 2018, Cintas announced that the Board of Directors authorized a $1.0 billion share buyback program, which does not have an expiration date. From the inception of the October 30, 2018 share buyback program through November 30, 2020, Cintas has purchased a total of 4.3 million shares of Cintas common stock at an average price of $219.42 per share for a total purchase price of $939.1 million. Additionally, on October 29, 2019, Cintas announced that the Board of Directors authorized a new $1.0 billion share buyback program, which does not have an expiration date. Cintas has not made any purchases under the October 29, 2019 share buyback program through November 30, 2020.
(2)  During September 2020, Cintas acquired 5,695 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $333.01 per share for a total purchase price of $1.9 million.
(3)  During October 2020, Cintas acquired 1,375 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $334.73 per share for a total purchase price of $0.5 million.
(4)  During November 2020, Cintas acquired 62 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $361.96 per share for a total purchase price of less than $0.1 million.

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

CINTAS CORPORATION
(Registrant)

Date:	January 8, 2021	/s/	J. Michael Hansen

J. Michael Hansen
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)