Form 10-Q
period 2021-02-28
CINTAS CORP
filed 2021-04-06
CIK 723254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	February 28, 2021
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding March 31, 2021
Common Stock, no par value	105,053,197

CINTAS CORPORATION

Part I. Financial Information

ITEM 1.                              FINANCIAL STATEMENTS
CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
(In thousands except per share data)

	Three Months Ended		Nine Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Revenue:
Uniform rental and facility services	$1,417,865	$1,448,021	$4,222,764	$4,372,524
Other	359,191	362,627	1,057,914	1,093,012
Total revenue	1,777,056	1,810,648	5,280,678	5,465,536

Costs and expenses:
Cost of uniform rental and facility services	761,850	784,930	2,217,073	2,338,543
Cost of other	205,690	201,323	608,004	601,065
Selling and administrative expenses	483,048	509,743	1,426,555	1,570,666

Operating income	326,468	314,652	1,029,046	955,262

Interest income	(87)	(347)	(369)	(792)
Interest expense	24,552	25,943	73,659	79,441

Income before income taxes	302,003	289,056	955,756	876,613
Income taxes	43,619	54,536	112,510	144,838
Income from continuing operations	258,384	234,520	843,246	731,775
Loss from discontinued operations, net of tax benefit of $107	—	—	—	(323)
Net income	$258,384	$234,520	$843,246	$731,452

Basic earnings per share:
Continuing operations	$2.44	$2.23	$7.99	$6.98
Discontinued operations	0.00	0.00	0.00	0.00
Basic earnings per share	$2.44	$2.23	$7.99	$6.98

Diluted earnings per share:
Continuing operations	$2.37	$2.16	$7.78	$6.76
Discontinued operations	0.00	0.00	0.00	0.00
Diluted earnings per share	$2.37	$2.16	$7.78	$6.76

Dividends declared per share	$0.75	$—	$4.26	$2.55

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020

Net income	$258,384	$234,520	$843,246	$731,452

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	8,947	(4,039)	38,853	4,098
Change in fair value of interest rate lock agreements, net of tax expense (benefit) of $25,689, $(17,294), $34,761 and $(19,792), respectively	75,850	(53,582)	102,634	(60,724)
Amortization of interest rate lock agreements, net of tax benefit of $116, $116, $347 and $411, respectively	(358)	(358)	(1,075)	(1,011)

Other comprehensive income (loss), net of tax expense (benefit) of $25,805, $(17,178), $35,108 and $(19,381), respectively	84,439	(57,979)	140,412	(57,637)

Comprehensive income	$342,823	$176,541	$983,658	$673,815

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands except share data)

	February 28, 2021	May 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$553,611	$145,402
Accounts receivable, net	929,492	870,369
Inventories, net	533,211	408,898
Uniforms and other rental items in service	777,364	770,411
Income taxes, current	57,929	—
Prepaid expenses and other current assets	126,949	114,619
Total current assets	2,978,556	2,309,699

Property and equipment, net	1,329,930	1,403,065

Investments	264,581	214,847
Goodwill	2,895,251	2,870,020
Service contracts, net	418,318	451,529
Operating lease right-of-use assets, net	156,850	159,967
Other assets, net	304,011	260,758
	$8,347,497	$7,669,885

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$237,857	$230,995
Accrued compensation and related liabilities	224,641	127,417
Accrued liabilities	514,159	456,653
Income taxes, current	—	27,099
Operating lease liabilities, current	43,767	43,031
Debt due within one year	249,936	—
Total current liabilities	1,270,360	885,195

Long-term liabilities:
Debt due after one year	2,291,418	2,539,705
Deferred income taxes	389,553	388,579
Operating lease liabilities	119,071	122,695
Accrued liabilities	460,585	498,509
Total long-term liabilities	3,260,627	3,549,488

Shareholders’ equity:
Preferred stock, no par value:	—	—
100,000 shares authorized, none outstanding
Common stock, no par value:	1,403,229	1,102,689
425,000,000 shares authorized
FY 2021: 188,913,700 shares issued and 105,039,174 shares outstanding
FY 2020: 186,793,207 shares issued and 103,415,368 shares outstanding
Paid-in capital	74,451	171,521
Retained earnings	7,688,425	7,296,509
Treasury stock:	(5,336,627)	(5,182,137)
FY 2021: 83,874,526 shares
FY 2020: 83,377,839 shares
Accumulated other comprehensive loss	(12,968)	(153,380)
Total shareholders’ equity	3,816,510	3,235,202
	$8,347,497	$7,669,885
See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands)

	Common Stock		Paid-In Capital	Retained Earnings	Other Accumulated Comprehensive Loss	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount

Balance at June 1, 2020	186,793	$1,102,689	$171,521	$7,296,509	$(153,380)	(83,378)	$(5,182,137)	$3,235,202
Net income	—	—	—	300,005	—	—	—	300,005
Comprehensive income, net of tax	—	—	—	—	37,430	—	—	37,430
Stock-based compensation	—	—	29,055	—	—	—	—	29,055
Vesting of stock-based compensation awards	568	170,421	(170,421)	—	—	—	—	—
Stock options exercised, net of shares surrendered	795	72,123	—	—	—	—	—	72,123
Repurchase of common stock	—	—	—	—	—	(230)	(69,011)	(69,011)
Balance at August 31, 2020	188,156	$1,345,233	$30,155	$7,596,514	$(115,950)	(83,608)	$(5,251,148)	$3,604,804
Net income	—	—	—	284,857	—	—	—	284,857
Comprehensive income, net of tax	—	—	—	—	18,543	—	—	18,543
Dividends	—	—	—	(371,827)	—	—	—	(371,827)
Stock-based compensation	—	—	28,547	—	—	—	—	28,547
Vesting of stock-based compensation awards	21	7,094	(7,094)	—	—	—	—	—
Stock options exercised, net of shares surrendered	424	35,407	—	—	—	—	—	35,407
Repurchase of common stock	—	—	—	—	—	(7)	(2,371)	(2,371)
Balance at November 30, 2020	188,601	$1,387,734	$51,608	$7,509,544	$(97,407)	(83,615)	$(5,253,519)	$3,597,960
Net income	—	—	—	258,384	—	—	—	258,384
Comprehensive income, net of tax	—	—	—	—	84,439	—	—	84,439
Dividends	—	—	—	(79,503)	—	—	—	(79,503)
Stock-based compensation	—	—	25,819	—	—	—	—	25,819
Vesting of stock-based compensation awards	9	2,976	(2,976)	—	—	—	—	—
Stock options exercised, net of shares surrendered	304	12,519	—	—	—	—	—	12,519
Repurchase of common stock	—	—	—	—	—	(260)	(83,108)	(83,108)
Balance at February 28, 2021	188,914	$1,403,229	$74,451	$7,688,425	$(12,968)	(83,875)	$(5,336,627)	$3,816,510

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

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	February 28, 2021	February 29, 2020
Cash flows from operating activities:
Net income	$843,246	$731,452
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	182,132	175,261
Amortization of intangible assets and capitalized contract costs	107,689	107,232
Stock-based compensation	83,421	96,428
Gain on sale of operating assets	(21,861)	—
Deferred income taxes	(36,259)	5,013
Change in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(63,178)	(31,135)
Inventories, net	(123,678)	(17,780)
Uniforms and other rental items in service	(6,269)	(33,732)
Prepaid expenses and other current assets and capitalized contract costs	(76,971)	(95,169)
Accounts payable	5,113	14,271
Accrued compensation and related liabilities	97,474	(4,792)
Accrued liabilities and other	(1,357)	3,426
Income taxes, current	(84,687)	(15,926)
Net cash provided by operating activities	904,815	934,549

Cash flows from investing activities:
Capital expenditures	(100,410)	(189,379)
Purchases of investments	(7,873)	(10,461)
Proceeds from sale of operating assets, net of cash disposed	32,490	13,300
Acquisitions of businesses, net of cash acquired	(7,570)	(47,850)
Other, net	(5,301)	(2,090)
Net cash used in investing activities	(88,664)	(236,480)

Cash flows from financing activities:
Payments of commercial paper, net	—	(112,500)
Proceeds from exercise of stock-based compensation awards	120,049	81,547
Dividends paid	(371,818)	(268,042)
Repurchase of common stock	(154,490)	(261,327)
Other, net	(3,836)	30
Net cash used in financing activities	(410,095)	(560,292)

Effect of exchange rate changes on cash and cash equivalents	2,153	19

Net increase in cash and cash equivalents	408,209	137,796

Cash and cash equivalents at beginning of period	145,402	96,645

Cash and cash equivalents at end of period	$553,611	$234,441

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

Inventories, net are valued at the lower of cost (first-in, first-out) or net realizable value. Inventory is comprised of the following:

(In thousands)	February 28, 2021	May 31, 2020

Raw materials	$15,757	$18,661
Work in process	32,290	29,497
Finished goods	485,164	360,740
	$533,211	$408,898
Inventories are recorded net of reserves for obsolete inventory of $63.6 million and $45.5 million at February 28, 2021 and May 31, 2020, respectively. The inventory obsolescence reserve is determined by specific identification, as well as an estimate based on Cintas' historical rates of obsolescence. Once a specific inventory item is written down to the lower of cost or net realizable value, a new cost basis has been established, and that inventory item cannot subsequently be marked up.
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

Note 2 - Revenue Recognition
The following table presents Cintas' total revenue disaggregated by operating segment:

	Three Months Ended				Nine Months Ended
	February 28, 2021		February 29, 2020		February 28, 2021		February 29, 2020
(In thousands)	Revenue	%	Revenue	%	Revenue	%	Revenue	%

Uniform Rental and Facility Services	$1,417,865	79.8%	$1,448,021	80.0%	$4,222,764	80.0%	$4,372,524	80.0%
First Aid and Safety Services	198,474	11.2%	170,541	9.4%	597,373	11.3%	512,299	9.4%
Fire Protection Services	110,212	6.2%	107,127	5.9%	322,913	6.1%	323,988	5.9%
Uniform Direct Sales	50,505	2.8%	84,959	4.7%	137,628	2.6%	256,725	4.7%
Total revenue	$1,777,056	100.0%	$1,810,648	100.0%	$5,280,678	100.0%	$5,465,536	100.0%

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

Revenue recorded is presented net of sales and other taxes we collect on behalf of governmental authorities. Shipping and handling costs charged to customers are treated as fulfillment activities and are recorded in both revenue and cost of sales at the time control is transferred to the customer. Certain of our customer contracts, primarily within our Uniform Direct Sales operating segment, include pricing terms and conditions that include components of variable consideration. The variable consideration is typically in the form of consideration paid to a customer based on performance metrics specified within the contract. Specifically, some contracts contain discounts or rebates that the customer can earn through the achievement of specified volume levels. Each component of variable consideration is earned based on the Company's actual performance during the measurement period specified within the contract. To determine the transaction price, the Company estimates the variable consideration using the most likely amount method, based on the specific contract provisions and known performance results during the relevant measurement period. When determining if variable consideration should be constrained, the Company considers whether factors outside its control could result in a significant reversal of revenue. In making these assessments, the Company considers the likelihood and magnitude of a potential reversal. The Company's performance period generally corresponds with the monthly invoice period. No constraints on our revenue recognition were applied during the three or nine months ended February 28, 2021 or February 29, 2020. The Company reassesses these estimates during each reporting period. Cintas maintains a liability for these discounts and rebates within accrued liabilities on the consolidated condensed balance sheets. Variable consideration also includes consideration paid to a customer at the beginning of a contract. Cintas capitalizes this consideration and amortizes it over the life of the contract as a reduction to revenue in accordance with Accounting Standards Codification (ASC) 606, "Revenue" (Topic 606). These assets are included in other assets, net on the consolidated condensed balance sheets.

Additionally, in accordance with Topic 606, certain Uniform Direct Sales operating segment customer contracts contain a provision with an enforceable right of payment and the underlying product has no alternative use to Cintas. Consequently, when both aforementioned provisions are prevalent in a customer contract, the revenue is recorded for finished goods that the customer is obligated to purchase under the termination terms of the contract.

Costs to Obtain a Contract
The Company capitalizes commission expenses paid to our employee-partners when the commissions are deemed to be incremental for obtaining the route servicing customer contract. The deferred commissions are amortized on a straight-line basis over the expected period of benefit. We review the deferred commission balances for impairment on an ongoing basis. Deferred commissions are classified as current or noncurrent based on the timing of when we expect to recognize the expense. The current portion is included in prepaid expenses and other current assets and the noncurrent portion is included in other assets, net on the Company's consolidated condensed balance sheets. As of February 28, 2021, the current and noncurrent assets related to deferred commissions totaled $79.1 million and $229.3 million, respectively. As of May 31, 2020, the current and noncurrent assets related to deferred commissions totaled $76.2 million and $227.1 million, respectively. We recorded amortization expense related to deferred commissions of $20.9 million and $19.7 million during the three months ended February 28, 2021 and February 29, 2020, respectively. During the nine months ended February 28, 2021 and February 29, 2020, we recorded amortization expense related to deferred commissions of $62.0 million and $57.7 million, respectively. These expenses are classified in selling and administrative expenses on the consolidated condensed statements of income.
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

Operating lease costs, including short-term lease expense and variable lease costs, which were immaterial in each period, were $17.7 million and $18.0 million for the three months ended February 28, 2021 and February 29, 2020, respectively. For both the nine months ended February 28, 2021 and February 29, 2020, operating lease costs, including short-term lease expense and variable lease costs, which were immaterial in each period, were $52.9 million.

The following table provides supplemental information related to the Company's consolidated condensed statements of cash flows for the nine months ended:

(In thousands)	February 28, 2021	February 29, 2020

Cash paid for amounts included in the measurement of operating lease liabilities	$36,654	$38,292
Operating lease right-of-use assets obtained in exchange for new and renewed operating lease liabilities	$27,771	$33,382

Other information related to the operating lease right-of-use assets, net and operating lease liabilities was as follows:

	February 28, 2021	May 31, 2020

Weighted-average remaining lease term - operating leases	5.00 years	5.19 years
Weighted-average discount rate - operating leases	2.46%	2.66%

The contractual future minimum lease payments of Cintas' operating lease liabilities by fiscal year are as follows as of February 28, 2021:

(In thousands)

2021 (remaining three months)	$12,273
2022	44,593
2023	36,182
2024	26,018
2025	18,976
Thereafter	35,420
Total payments	173,462
Less interest	(10,624)
Total present value of lease payments	$162,838

Note 4 - Fair Value Measurements
All financial instruments that are measured at fair value on a recurring basis (at least annually) have been classified within the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the consolidated condensed balance sheet date. These financial instruments measured at fair value on a recurring basis are summarized below:

	As of February 28, 2021
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$553,611	$—	$—	$553,611
Other assets, net:
Interest rate lock agreements	—	35,814	—	35,814
Total assets at fair value	$553,611	$35,814	$—	$589,425

Long-term accrued liabilities:
Interest rate lock agreements	$—	$62,560	$—	$62,560
Total liabilities at fair value	$—	$62,560	$—	$62,560

	As of May 31, 2020
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$145,402	$—	$—	$145,402
Other assets, net:
Interest rate lock agreements	—	1,546	—	1,546
Total assets at fair value	$145,402	$1,546	$—	$146,948

Long-term accrued liabilities:
Interest rate lock agreements	$—	$165,686	$—	$165,686
Total liabilities at fair value	$—	$165,686	$—	$165,686

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

The fair values of outstanding interest rate lock agreements are included in other assets, net and long-term accrued liabilities at both February 28, 2021 and May 31, 2020. The fair values of Cintas' interest rate lock agreements are based on similar exchange traded derivatives (market approach) and are, therefore, included within Level 2 of the fair value hierarchy. The fair value was determined by comparing the locked rates against the benchmarked treasury rate. No other amounts included in other assets, net or long-term accrued liabilities are recorded at fair value on a recurring basis.

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

In addition to assets and liabilities that are recorded at fair value on a recurring basis, Cintas records assets and liabilities at fair value on a nonrecurring basis as required under U.S. GAAP. The assets and liabilities measured at fair value on a nonrecurring basis primarily relate to assets and liabilities acquired in a business acquisition, which were not material for the three and nine months ended February 28, 2021 and February 29, 2020.

Note 5 - Investments
At February 28, 2021, investments were $264.6 million and include the cash surrender value of insurance policies of $238.4 million, equity method investments of $23.0 million and cost method investments of $3.2 million. At May 31, 2020, investments were $214.8 million and include the cash surrender value of insurance policies of $192.7 million, equity method investments of $19.0 million and cost method investments of $3.1 million. Investments are generally evaluated for impairment on an annual basis or when indicators of impairment exist. For the three and nine months ended February 28, 2021 and February 29, 2020, no impairment losses were recorded.

Note 6 - Earnings Per Share
Cintas uses the two-class method to calculate basic and diluted earnings per share as a result of outstanding participating securities in the form of restricted stock awards. The following tables set forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Cintas’ common shares.

	Three Months Ended		Nine Months Ended
Basic Earnings per Share from Continuing Operations (in thousands except per share data)	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020

Income from continuing operations	$258,384	$234,520	$843,246	$731,775
Less: income from continuing operations allocated to participating securities	1,894	2,193	5,908	6,864
Income from continuing operations available to common shareholders	$256,490	$232,327	$837,338	$724,911
Basic weighted average common shares outstanding	105,264	104,245	104,782	103,840

Basic earnings per share from continuing operations	$2.44	$2.23	$7.99	$6.98

	Three Months Ended		Nine Months Ended
Diluted Earnings per Share from Continuing Operations (in thousands except per share data)	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020

Income from continuing operations	$258,384	$234,520	$843,246	$731,775
Less: income from continuing operations allocated to participating securities	1,894	2,193	5,908	6,864
Income from continuing operations available to common shareholders	$256,490	$232,327	$837,338	$724,911
Basic weighted average common shares outstanding	105,264	104,245	104,782	103,840
Effect of dilutive securities – employee stock options	2,732	3,343	2,914	3,440
Diluted weighted average common shares outstanding	107,996	107,588	107,696	107,280

Diluted earnings per share from continuing operations	$2.37	$2.16	$7.78	$6.76

There were no discontinued operations for the three or nine months ended February 28, 2021. For the three and nine months ended February 29, 2020, both basic and diluted earnings per share from discontinued operations rounded to zero.

For the three months ended February 28, 2021 and February 29, 2020, options granted to purchase 0.1 million shares of Cintas common stock were excluded from the computation of diluted earnings per share. For the nine months ended February 28, 2021 and February 29, 2020, options granted to purchase 0.2 million shares of Cintas common stock were excluded from the computation of diluted earnings per share. The exercise prices of these options were greater than the average market price of the common stock (anti-dilutive).

On October 30, 2018, Cintas announced that the Board of Directors authorized a $1.0 billion share buyback program, which does not have an expiration date. The October 30, 2018 share buyback program was completed during the third quarter of fiscal 2021. From the inception of the October 30, 2018 share buyback program through February 28, 2021, Cintas purchased a total of 4.5 million shares of Cintas common stock at an average price of $223.68 per share for a total purchase price of $1.0 billion. On October 29, 2019, we announced that the Board of Directors authorized a new $1.0 billion share buyback program, which does not have an expiration date.

The following tables summarize the share buyback activity by program and fiscal period:

	Three Months Ended			Nine Months Ended
	February 28, 2021			February 28, 2021
Buyback Program (In thousands except per share data)	Shares	Avg. Price per Share	Purchase Price	Shares	Avg. Price per Share	Purchase Price

October 30, 2018	190	$319.88	$60,877	190	$319.88	$60,877
October 29, 2019	66	$321.51	$21,080	66	$321.51	$21,080
	256	$320.30	$81,957	256	$320.30	$81,957

	Three Months Ended			Nine Months Ended
	February 29, 2020			February 29, 2020
Buyback Program (In thousands except per share data)	Shares	Avg. Price per Share	Purchase Price	Shares	Avg. Price per Share	Purchase Price

October 30, 2018	—	$—	$—	837	$230.66	$193,109
October 29, 2019	—	$—	$—	—	$—	$—
	—	$—	$—	837	$230.66	$193,109

In the period subsequent to February 28, 2021, through April 6, 2021, we purchased less than 0.1 million shares of Cintas common stock at an average price of $337.39 for a total purchase price of $8.0 million. From the inception of the October 29, 2019 program through April 6, 2021, Cintas has purchased less than 0.1 million shares of Cintas common stock in the aggregate, at an average price of $325.71 per share, for a total purchase price of $29.1 million.

For the three months ended February 28, 2021, Cintas acquired less than 0.1 million shares of Cintas common stock for employee payroll taxes due on restricted stock awards that vested. These shares were acquired at an average price of $332.73 per share for a total purchase price of $1.2 million. For the three months ended February 29, 2020, Cintas acquired less than 0.1 million shares of Cintas common stock for employee payroll taxes due on restricted stock awards that vested. These shares were acquired at an average price of $278.21 per share for a total purchase price of $2.5 million. During the nine months ended February 28, 2021, Cintas acquired 0.2 million shares of Cintas common stock for employee payroll taxes due on restricted stock awards that vested. These shares were acquired at an average price of $301.49 per share for a total purchase price of $72.5 million. During the nine months ended February 29, 2020, Cintas acquired 0.3 million shares of Cintas common stock for employee payroll taxes due on restricted stock awards that vested. These shares were acquired at an average price of $261.48 per share for a total purchase price of $68.4 million.

Note 7 - Goodwill, Service Contracts and Other Assets
Changes in the carrying amount of goodwill and service contracts for the nine months ended February 28, 2021, by reportable operating segment and All Other, are as follows:

Goodwill (in thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Total

Balance as of June 1, 2020	$2,513,041	$243,266	$113,713	$2,870,020
Goodwill acquired	1,568	2,545	659	4,772
Foreign currency translation	18,875	1,519	65	20,459
Balance as of February 28, 2021	$2,533,484	$247,330	$114,437	$2,895,251

Service Contracts (in thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Total

Balance as of June 1, 2020	$407,611	$19,805	$24,113	$451,529
Service contracts acquired	2,369	2,132	473	4,974
Service contracts amortization	(36,449)	(2,850)	(3,705)	(43,004)
Foreign currency translation	4,692	127	—	4,819
Balance as of February 28, 2021	$378,223	$19,214	$20,881	$418,318

Information regarding Cintas’ service contracts and other assets is as follows:

	As of February 28, 2021
(In thousands)	Carrying Amount	Accumulated Amortization	Net

Service contracts	$954,553	$536,235	$418,318

Capitalized contract costs (1)	$440,202	$210,862	$229,340
Noncompete and consulting agreements	44,431	42,077	2,354
Other	96,944	24,627	72,317
Total other assets	$581,577	$277,566	$304,011

	As of May 31, 2020
(In thousands)	Carrying Amount	Accumulated Amortization	Net

Service contracts	$941,383	$489,854	$451,529

Capitalized contract costs (1)	$375,912	$148,853	$227,059
Noncompete and consulting agreements	43,890	41,317	2,573
Other	54,239	23,113	31,126
Total other assets	$474,041	$213,283	$260,758
(1)    The current portion of capitalized contract costs, included in prepaid expenses and other current assets on the consolidated condensed balance sheets as of February 28, 2021 and May 31, 2020, is $79.1 million and $76.2 million, respectively.

Amortization expense for service contracts and other assets was $35.6 million and $35.7 million for the three months ended February 28, 2021 and February 29, 2020, respectively. For the nine months ended February 28, 2021 and February 29, 2020, amortization expense for service contracts and other assets was $106.0 million and $105.6 million, respectively. As of February 28, 2021, the estimated future amortization expense for service contracts and other assets, excluding any future acquisitions and commissions to be earned, is as follows:

Fiscal Year (In thousands)

2021 (remaining three months)	$35,595
2022	133,539
2023	114,282
2024	101,952
2025	88,837
Thereafter	257,590
Total future amortization expense	$731,795

Note 8 - Debt, Derivatives and Hedging Activities
Cintas' outstanding debt is summarized as follows:

(In thousands)	Interest Rate	Fiscal Year Issued	Fiscal Year Maturity	February 28, 2021	May 31, 2020

Debt due within one year
Senior notes	4.30%	2012	2022	$250,000	$—
Debt issuance costs				(64)	—
Total debt due within one year				$249,936	$—

Debt due after one year
Senior notes	4.30%	2012	2022	$—	$250,000
Senior notes	2.90%	2017	2022	650,000	650,000
Senior notes	3.25%	2013	2023	300,000	300,000
Senior notes (1)	2.78%	2013	2023	50,924	51,250
Senior notes (2)	3.11%	2015	2025	51,385	51,637
Senior notes	3.70%	2017	2027	1,000,000	1,000,000
Senior notes	6.15%	2007	2037	250,000	250,000
Debt issuance costs				(10,891)	(13,182)
Total debt due after one year				$2,291,418	$2,539,705
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

Cintas' senior notes, excluding the G&K senior notes assumed with the acquisition of G&K in fiscal 2017, are recorded at cost, net of debt issuance costs. The fair value of the long-term debt is estimated using Level 2 inputs based on general market prices. The carrying value and fair value of Cintas' debt as of February 28, 2021 were $2,550.0 million and $2,810.9 million, respectively, and as of May 31, 2020 were $2,550.0 million and $2,804.2 million, respectively.

The credit agreement that supports our commercial paper program was amended and restated on May 24, 2019. The amendment increased the capacity of the revolving credit facility from $600.0 million to $1.0 billion and created a new term loan of $200.0 million. The credit agreement has an accordion feature that provides Cintas the ability to request increases to the borrowing commitments under either the revolving credit facility or the term loan of up to $250.0 million in the aggregate, subject to customary conditions. The maturity date of the revolving credit facility is May 23, 2024. As of February 28, 2021 and May 31, 2020, there was no commercial paper outstanding and no borrowings on our revolving credit facility.

Cintas uses interest rate locks to manage our overall interest expense as interest rate locks effectively change the interest rate of specific debt issuances. The interest rate locks are entered into to protect against unfavorable movements in the benchmark treasury rate related to forecasted debt issuances. Cintas used interest rate lock agreements to hedge against movements in the treasury rates at the time Cintas issued its senior notes in fiscal 2007, fiscal 2012, fiscal 2013 and fiscal 2017. The amortization of the cash flow hedges resulted in a decrease to other comprehensive income (loss) of $0.4 million for both the three months ended February 28, 2021 and February 29, 2020. The amortization of the cash flow hedges resulted in a decrease to other comprehensive income (loss) of $1.1 million and $1.0 million for the nine months ended February 28, 2021 and February 29, 2020. During fiscal 2020, Cintas entered into interest rate lock agreements with a notional value of $950.0 million for a forecasted debt issuance in connection with the upcoming debt maturities. As of February 28, 2021, the fair values of these interest rate locks was an asset of $35.8 million, recorded in other assets and in other comprehensive loss, net of tax. As of May 31, 2020, the fair values of these interest rate locks were an asset of $1.5 million and a liability of $53.8 million, recorded in other assets and long-term accrued liabilities, respectively, and in other comprehensive loss, net of tax. During fiscal 2019, Cintas entered into interest rate lock agreements with a notional value of $500.0 million for a forecasted debt issuance in connection with the upcoming debt maturities. As of February 28, 2021 and May 31, 2020, the fair values of these interest rate locks were a liability of $62.6 million and $111.9 million, respectively, and were recorded in long-term accrued liabilities and in other comprehensive loss, net of tax. These interest rate locks had no impact on net income or cash flows from continuing operations for the three and nine months ended February 28, 2021 or February 29, 2020.

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

As of February 28, 2021 and May 31, 2020, the Company had unrecognized inventory purchase commitments with various suppliers totaling $10.1 million and $117.6 million, respectively. In fiscal 2021, we entered into $29.3 million of new unrecognized inventory purchase commitments and made $19.2 million of inventory purchases under these commitments. All unrecognized inventory purchase commitments outstanding at May 31, 2020 have been satisfied. The Company expects to purchase all remaining commitments within the next twelve months.

Note 9 - Income Taxes
In the normal course of business, Cintas provides for uncertain tax positions and the related interest and adjusts its unrecognized tax benefits and accrued interest accordingly. As of February 28, 2021 and May 31, 2020, recorded unrecognized tax benefits were $35.8 million and $35.9 million, respectively, and are included in long-term accrued liabilities on the consolidated condensed balance sheets.

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

Cintas’ effective tax rate was 14.4% and 18.9% for the three months ended February 28, 2021 and February 29, 2020, respectively. For the nine months ended February 28, 2021 and February 29, 2020, Cintas' effective tax rate was 11.8% and 16.5%, respectively. The effective tax rate for all periods was impacted by certain discrete items (primarily the tax accounting for stock-based compensation). In addition, the effective tax rate for the nine months ended February 28, 2021 included a one-time tax benefit on the sale of certain operating assets.

Note 10 - Pension Plans
In conjunction with the acquisition of G&K in fiscal 2017, Cintas assumed G&K's noncontributory defined benefit pension plan (the Pension Plan) that covers substantially all legacy G&K employees who were employed as of July 1, 2005, except certain employees who were covered by union-administered plans. Benefits are based on the number of years of service and each employee’s compensation near retirement. We will make annual contributions to the Pension Plan consistent with federal funding requirements. The Pension Plan was frozen by G&K effective December 31, 2006. Future growth in benefits will not occur beyond this date. Applicable accounting standards require that the consolidated condensed balance sheets reflect the funded status of the Pension Plan. The funded status of the Pension Plan is measured as the difference between the plan assets at fair value and the projected benefit obligation (PBO). The PBO represents the actuarial present value of benefits expected to be paid upon retirement based on estimated future compensation levels. The measurement of the PBO is based on the Company’s estimates and actuarial valuations. The net pension liability is included in long-term accrued liabilities on the consolidated condensed balance sheets. Unrecognized differences between actual amounts and estimates based on actuarial assumptions are included in accumulated other comprehensive loss in our consolidated condensed balance sheets. The difference between actual amounts and estimates based on actuarial assumptions are recognized in other comprehensive income (loss), net of tax, in the period in which they occur. The Pension Plan assumptions are evaluated annually and are updated as deemed necessary.

The components of net periodic pension benefit are summarized as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020

Interest cost	$512	$720	$1,537	$2,161
Expected return on assets	(731)	(740)	(2,193)	(2,221)
Amortization of net loss	56	—	167	—
Net periodic pension benefit	$(163)	$(20)	$(489)	$(60)

Note 11 - Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income (loss), net of tax:

(In thousands)	Foreign Currency	Unrealized Loss on Interest Rate Hedges	Other	Total

Balance at June 1, 2020	$(26,343)	$(112,718)	$(14,319)	$(153,380)
Other comprehensive income before reclassifications	26,946	10,842	—	37,788
Amounts reclassified from accumulated other comprehensive loss	—	(358)	—	(358)
Net current period other comprehensive income	26,946	10,484	—	37,430
Balance at August 31, 2020	603	(102,234)	(14,319)	(115,950)
Other comprehensive income before reclassifications	2,960	15,942	—	18,902
Amounts reclassified from accumulated other comprehensive loss	—	(359)	—	(359)
Net current period other comprehensive income	2,960	15,583	—	18,543
Balance at November 30, 2020	3,563	(86,651)	(14,319)	(97,407)
Other comprehensive income before reclassifications	8,947	75,850	—	84,797
Amounts reclassified from accumulated other comprehensive loss	—	(358)	—	(358)
Net current period other comprehensive income	8,947	75,492	—	84,439
Balance at February 28, 2021	$12,510	$(11,159)	$(14,319)	$(12,968)

(In thousands)	Foreign Currency	Unrealized Loss on Interest Rate Hedges	Other	Total

Balance at June 1, 2019	$(15,022)	$(18,389)	$(5,741)	$(39,152)
Other comprehensive income (loss) before reclassifications	6,724	(29,903)	—	(23,179)
Amounts reclassified from accumulated other comprehensive loss	—	(295)	—	(295)
Net current period other comprehensive income (loss)	6,724	(30,198)	—	(23,474)
Cumulative effect of change in accounting principle	—	2,058	(83)	1,975
Balance at August 31, 2019	(8,298)	(46,529)	(5,824)	(60,651)
Other comprehensive income before reclassifications	1,413	22,761	—	24,174
Amounts reclassified from accumulated other comprehensive loss	—	(358)	—	(358)
Net current period other comprehensive income	1,413	22,403	—	23,816
Balance at November 30, 2019	(6,885)	(24,126)	(5,824)	(36,835)
Other comprehensive loss before reclassifications	(4,039)	(53,582)	—	(57,621)
Amounts reclassified from accumulated other comprehensive loss	—	(358)	—	(358)
Net current period other comprehensive loss	(4,039)	(53,940)	—	(57,979)
Balance at February 29, 2020	$(10,924)	$(78,066)	$(5,824)	$(94,814)

The following table summarizes the reclassifications out of accumulated other comprehensive loss:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Loss				Affected Line in the Consolidated Condensed Statements of Income
	Three Months Ended		Nine Months Ended
(In thousands)	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020

Amortization of interest rate locks	$474	$474	$1,422	$1,422	Interest expense
Tax expense	(116)	(116)	(347)	(411)	Income taxes
Amortization of interest rate locks, net of tax	$358	$358	$1,075	$1,011	Net income

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

(In thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Corporate (1)	Total

For the three months ended February 28, 2021
Revenue	$1,417,865	$198,474	$160,717	$—	$1,777,056
Income (loss) before income taxes	$283,403	$25,820	$17,245	$(24,465)	$302,003

For the three months ended February 29, 2020
Revenue	$1,448,021	$170,541	$192,086	$—	$1,810,648
Income (loss) before income taxes	$271,629	$24,692	$18,331	$(25,596)	$289,056

As of and for the nine months ended February 28, 2021
Revenue	$4,222,764	$597,373	$460,541	$—	$5,280,678
Income (loss) before income taxes	$914,040	$65,853	$49,153	$(73,290)	$955,756
Total assets	$6,783,655	$653,662	$356,569	$553,611	$8,347,497

As of and for the nine months ended February 29, 2020
Revenue	$4,372,524	$512,299	$580,713	$—	$5,465,536
Income (loss) before income taxes	$826,999	$74,102	$54,161	$(78,649)	$876,613
Total assets	$6,695,002	$552,455	$420,082	$234,441	$7,901,980
(1) Corporate assets include cash and marketable securities, if applicable, in all periods.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Business Strategy
Cintas helps more than one million businesses of all types and sizes, primarily in the United States (U.S.), as well as Canada, Latin America, Europe and Asia, get READY™ to open their doors with confidence every day by providing a wide range of products and services that enhance our customers’ image and help keep their facilities and employees clean, safe and looking their best. With products and services including uniforms, mats, mops, restroom supplies, first aid and safety products, fire extinguishers and testing, and safety training, Cintas helps customers get Ready for the Workday®. The company is also the creator of the Total Clean Program™ — a first-of-its-kind service that includes scheduled delivery of essential cleaning supplies, hygienically clean laundering, and sanitizing and disinfecting projects and services.

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

Results of Operations
Cintas classifies its business into two reportable operating segments and places the remainder of its operating segments in an All Other category. Cintas’ two reportable operating segments are Uniform Rental and Facility Services and First Aid and Safety Services. The Uniform Rental and Facility Services reportable operating segment consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items. In addition to these rental items, restroom cleaning services and supplies and the sale of items from our catalogs to our customers on route are included within this reportable operating segment. The First Aid and Safety Services reportable operating segment consists of first aid and safety products and services. The remainder of Cintas’ business, which consists of the Fire Protection Services operating segment and the Uniform Direct Sale operating segment, is included in All Other. These operating segments consist of fire protection products and services and the direct sale of uniforms and related items. Revenue and income before income taxes for the three and nine months ended February 28, 2021 and February 29, 2020, for the two reportable operating segments and All Other is presented in Note 12 entitled Segment Information of “Notes to Consolidated Condensed Financial Statements.”

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China, and has since spread globally. In March 2020, the World Health Organization characterized COVID-19 as a pandemic. Efforts to contain the spread of COVID-19 intensified during our fiscal 2020 fourth quarter and have remained in effect throughout our fiscal 2021. Most states and municipalities within the U.S. as well as Canada enacted temporary closures of businesses, issued quarantine orders and took other restrictive measures in response to the COVID-19 pandemic. Many of the business closures, quarantine orders and other restrictive measures remained in place at the end of the third quarter of fiscal 2021. Within the U.S., our business has been designated an essential business, which allows us to continue to serve customers that remain open.

We have operations throughout the U.S. and Canada and participate in a global supply chain. During the first nine months of fiscal 2021, the existence of the COVID-19 pandemic, the fear associated with the COVID-19 pandemic and the reactions of governments around the world in response to the COVID-19 pandemic to regulate the flow of labor and products and impede the business of our customers, continued to impact our ability to conduct normal business operations, which had an adverse effect on our business. If we need to close a significant number of our facilities or a critical number of our employees become too ill to work, our business operations could be materially adversely affected in a rapid manner. Similarly, if our customers experience adverse business consequences due to the COVID-19 pandemic, including being required to shut down their operations, demand for our services and products could also be materially adversely affected in a rapid manner. In response to the impact of COVID-19, Cintas put in place health and safety measures to keep Cintas employees, contractors and customers safe. These health and safety measures have not materially impacted our ability to service our customers. Many of Cintas' customers were also impacted by COVID-19 and we did see an impact on some customer's ability to pay. While there was minimal disruption to our supply chain, Cintas did increase inventory, primarily personal protective equipment and facility services inventory, in response to the customer needs and demand associated with the safety and cleanliness requirements of COVID-19. The increase in inventory could result in additional inventory reserves if demand for personal protective equipment materially declines. The roll out of vaccines together with lower COVID-19 case counts is encouraging. However, the impact of the COVID-19 pandemic is fluid and continues to evolve, and therefore, we cannot predict the extent to which our business, consolidated results of operations, consolidated financial condition or liquidity will ultimately be impacted.

Consolidated Results
Three Months Ended February 28, 2021 Compared to Three Months Ended February 29, 2020

Total revenue decreased 1.9% to $1,777.1 million for the three months ended February 28, 2021, compared to $1,810.6 million for the three months ended February 29, 2020. The change from the same period of the prior year was primarily a result of one less workday during the current year period. Total revenue declined organically by 0.1%. Organic growth adjusts for the impact of acquisitions, divestitures, foreign currency exchange rate fluctuations and workday differences. Revenue growth was negatively impacted by a net 0.4% due to acquisitions and divestitures and by 1.6% due to one less workday in the three months ended February 28, 2021 compared to the three months ended February 29, 2020. Revenue growth was positively impacted by 0.2% due to foreign currency exchange rate fluctuations.

As previously discussed, government enactments of temporary and indefinite closures of certain businesses in response to the COVID-19 pandemic continued to impact our ability to access and service some of our customers impacted by these mandates during the third quarter of fiscal 2021. Due to the constantly changing impact of the COVID-19 pandemic, uncertainty remains about the pace of the economic recovery and about its impact on future Cintas consolidated financial results. Uniform Rental and Facility Services reportable operating segment revenue was $1,417.9 million for the three months ended February 28, 2021, compared to $1,448.0 million for the same period in the prior fiscal year, which was a decrease of 2.1%. Organic revenue for this reportable operating segment also declined 0.1%. In addition to the adverse impact from the COVID-19 pandemic, revenue growth in the Uniform Rental and Facility Services reportable operating segment was negatively impacted by a net 0.7% due to acquisitions and divestitures, negatively impacted by 1.5% due to one less workday in the three months ended February 28, 2021 compared to the three months ended February 29, 2020, and positively impacted by 0.2% due to foreign currency exchange rate fluctuations.

Other revenue, consisting of revenue from the First Aid and Safety Services reportable operating segment and All Other, decreased 0.9% for the three months ended February 28, 2021, compared to the same period in the prior fiscal year, from $362.6 million to $359.2 million. Other revenue organic growth was 0.1%. Revenue growth was negatively impacted by 1.5% due to one less workday in the three months ended February 28, 2021 compared to the three months ended February 29, 2020 and positively impacted by 0.5% due to revenue growth derived through acquisitions in our First Aid and Safety Services reportable operating segment and our Fire Protection operating segment, which is included in All Other.

Cost of uniform rental and facility services consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other ancillary items. Cost of uniform rental and facility services decreased $23.1 million, or 2.9%, for the three months ended February 28, 2021, compared to the three months ended February 29, 2020. This change from prior fiscal year was due to lower Uniform Rental and Facility Services reportable operating segment sales volume, as well as certain cost control measures such as reduced labor and supplies that were partially offset by increases in material cost, primarily related to personal protective equipment.

Cost of other consists primarily of cost of goods sold (predominantly first aid and safety products, personal protective equipment, uniforms, and fire protection products), delivery expenses and distribution expenses in the First Aid and Safety Services reportable operating segment and All Other. Cost of other increased $4.4 million, or 2.2%, for the three months ended February 28, 2021, compared to the three months ended February 29, 2020. The increase was primarily due to an increase in the proportion of sales in the First Aid and Safety Services reportable operating segment of personal protective equipment, which typically have lower gross margins compared to the First Aid cabinet products.

Selling and administrative expenses decreased $26.7 million, to 27.2% as a percent of revenue, for the three months ended February 28, 2021, compared to 28.2% for the same period in the prior fiscal year. The improvement as a percent of revenue was primarily due to efficiencies in labor and employee-partner related expenses as well as lower discretionary spending.

Operating income was $326.5 million, or 18.4% of revenue, for the three months ended February 28, 2021, compared to $314.7 million, or 17.4% of revenue, for the three months ended February 29, 2020. The 100 basis point increase in operating income as a percent of revenue was due to both cost of sales and selling and administrative expenses decreasing as a percent of revenue for the three months ended February 28, 2021.

Net interest expense (interest expense less interest income) was $24.5 million for the three months ended February 28, 2021, compared to $25.6 million for the three months ended February 29, 2020. The change was primarily due to the decrease in total debt outstanding during the three months ended February 28, 2021, compared to the same period of the prior fiscal year.

Cintas’ effective tax rate for continuing operations was 14.4% and 18.9% for the three months ended February 28, 2021 and February 29, 2020, respectively. The effective tax rate in both periods was impacted by certain discrete items, primarily the tax accounting impact for stock-based compensation.

Net income from continuing operations for the three months ended February 28, 2021 increased $23.9 million, or 10.2%, compared to the three months ended February 29, 2020. Diluted earnings per share from continuing operations were $2.37 for the three months ended February 28, 2021, which was an increase of 9.7% compared to the same period in the prior fiscal year. Diluted earnings per share from continuing operations increased due to the increase in net income.

Uniform Rental and Facility Services Reportable Operating Segment
Three Months Ended February 28, 2021 Compared to Three Months Ended February 29, 2020

Uniform Rental and Facility Services reportable operating segment revenue was $1,417.9 million for the three months ended February 28, 2021 compared to $1,448.0 million for the same period of the prior fiscal year, and the cost of uniform rental and facility services decreased $23.1 million, or 2.9%. Organic revenue for the reportable operating segment declined 0.1%. The reportable operating segment’s gross margin was $656.0 million, or 46.3% of revenue. The gross margin was 50 basis points higher than the prior fiscal year’s third quarter gross margin of 45.8%. The improvement in gross margin as a percent to revenue was driven by certain cost control measures such as reduced labor and supplies that were partially offset by increases in material cost, primarily related to personal protective equipment.

Selling and administrative expenses for the Uniform Rental and Facility Services reportable operating segment decreased $18.9 million and improved as a percent of revenue to 26.3%, compared to 27.0% in the third quarter of the prior fiscal year. The improvement as a percent of revenue was primarily due to efficiencies in labor and employee-partner related expenses as well as lower discretionary spending.

Income before income taxes increased $11.8 million, or 4.3%, for the Uniform Rental and Facility Services reportable operating segment for the three months ended February 28, 2021, compared to the same period in the prior fiscal year. Income before income taxes was 20.0% of the reportable operating segment’s revenue, which was a 120 basis point increase compared to the third quarter of the prior fiscal year of 18.8%. This increase was primarily due to the previously discussed improvement in gross margin and selling and administrative expenses as a percent of revenue.

First Aid and Safety Services Reportable Operating Segment
Three Months Ended February 28, 2021 Compared to Three Months Ended February 29, 2020

First Aid and Safety Services reportable operating segment revenue increased from $170.5 million to $198.5 million, or 16.4%, for the three months ended February 28, 2021, over the same period in the prior fiscal year. Revenue for the reportable operating segment increased organically by 17.7%. First Aid and Safety Services reportable operating segment revenue growth was positively impacted by 0.4% due to acquisitions and by 0.1% due to foreign currency exchange rate fluctuations. Growth was driven by many factors including new business sold by sales representatives, penetration of additional products and services into existing customers and sales of personal protective equipment in response to the COVID-19 pandemic. Revenue growth was negatively impacted by 1.8% due to one less workday in the three months ended February 28, 2021 compared to the three months ended February 29, 2020.

Cost of first aid and safety services increased $23.5 million, or 26.5%, for the three months ended February 28, 2021, over the three months ended February 29, 2020, due to higher sales volume. The gross margin as a percent of revenue was 43.5% for the quarter ended February 28, 2021 compared to the gross margin as a percent of revenue of 48.0% in the same period of the prior fiscal year. The change in gross margin from the third quarter of the prior year was primarily driven by an increase in the proportion of sales of personal protective equipment, which typically have lower gross margins than first aid cabinet sales, as a result of the impact of the COVID-19 pandemic.
Selling and administrative expenses increased $3.3 million, but improved as a percent of revenue to 30.5%, compared to 33.6% in the third quarter of the prior fiscal year. The improvement as a percent of revenue was primarily due to revenue growing at a faster pace than labor and employee-partner related expenses and lower discretionary spending.

Income before income taxes for the First Aid and Safety Services reportable operating segment increased $1.1 million to $25.8 million for the three months ended February 28, 2021, compared to the same period in the prior fiscal year. Income before income taxes was 13.0% of the reportable operating segment’s revenue compared to the third quarter of the prior fiscal year of 14.5%. This change was primarily due to the previously discussed decrease in gross margin.

Consolidated Results
Nine Months Ended February 28, 2021 Compared to Nine Months Ended February 29, 2020

Total revenue decreased 3.4% to $5,280.7 million for the nine months ended February 28, 2021, compared to $5,465.5 million for the nine months ended February 29, 2020. The change compared to the same period of the prior fiscal year was due to decreased sales volume from the COVID-19 pandemic business closures. Total organic revenue declined 3.2%. Organic growth adjusts for the impact of acquisitions, divestitures and foreign currency exchange rate fluctuations. Revenue growth was negatively impacted by a net 0.2% due to acquisitions and divestitures.

As previously discussed, government enactments of temporary and indefinite closures of certain businesses in response to the COVID-19 pandemic continued to impact our ability to access and service some of our customers impacted by these mandates during the nine months ended February 28, 2021. Due to the constantly changing impact of the COVID-19 pandemic, uncertainty remains about the pace of the economic recovery and about its impact on future Cintas consolidated financial results. Uniform Rental and Facility Services reportable operating segment revenue was $4,222.8 million for the nine months ended February 28, 2021, compared to $4,372.5 million in the same period of the prior fiscal year, which was a decrease of 3.4%. Organic revenue for this reportable operating segment declined 3.1%. Uniform Rental and Facility Services reportable operating segment revenue was negatively impacted by a net 0.4% due to acquisitions and divestitures and positively impacted by 0.1% due to foreign currency exchange rate fluctuations.

Other revenue, consisting of revenue from the First Aid and Safety Services reportable operating segment and All Other, was $1,057.9 million for the nine months ended February 28, 2021, compared to $1,093.0 million for the nine months ended February 29, 2020, which was a decrease of 3.2%. Other revenue declined organically by 3.7%. Revenue growth was positively impacted by 0.5% due to revenue growth derived through acquisitions in our First Aid and Safety reportable operating segment and our Fire Protection operating segment, which is included in All Other.

Cost of uniform rental and facility services consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other ancillary items. Cost of uniform rental and facility services decreased $121.5 million, or 5.2%, for the nine months ended February 28, 2021, compared to the nine months ended February 29, 2020. This change over the same period of the prior fiscal year was due to lower Uniform Rental and Facility Services reportable operating segment sales volume, as well as certain cost control measures, such as reduced labor and supplies that were partially offset by increases in material cost, including increases related to increased sales of personal protective equipment.

Cost of other consists primarily of cost of goods sold (predominantly first aid and safety products, personal protective equipment, uniforms, and fire protection products), delivery expenses and distribution expenses in the First Aid and Safety Services reportable operating segment and All Other. Cost of other increased $6.9 million, or 1.2%, for the nine months ended February 28, 2021, compared to the nine months ended February 29, 2020. The increase was primarily due to an increase in the proportion of sales in the First Aid and Safety Services reportable operating segment of personal protective equipment, which typically have lower gross margins compared to the First Aid cabinet products.

Selling and administrative expenses decreased $144.1 million, or 9.2%, and improved as a percent of revenue from 28.7% to 27.0% for the nine months ended February 28, 2021, compared to the same period in the prior fiscal year. The improvement as a percent of revenue was primarily due to efficiencies in labor and employee-partner related expenses as well as lower discretionary spending. In addition, during the nine months ended February 28, 2021, there was a one-time benefit from the gain on the sale of certain operating assets.

Operating income was $1,029.0 million, or 19.5% of revenue, for the nine months ended February 28, 2021, compared to $955.3 million, or 17.5% of revenue, for the nine months ended February 29, 2020. The 200 basis point increase in operating income as a percent of revenue was due to both cost of sales and selling and administrative expenses decreasing as a percent of revenue for the nine months ended February 28, 2021. Operating income also benefited from a one-time gain on the sale of certain operating assets.

Net interest expense (interest expense less interest income) was $73.3 million for the nine months ended February 28, 2021, compared to $78.6 million for the nine months ended February 29, 2020. The change over the same period of the prior year was primarily due to the decrease in total debt outstanding during the nine months ended February 28, 2021, compared to the same period of the prior fiscal year.

Cintas’ effective tax rate for continuing operations was 11.8% and 16.5% for the nine months ended February 28, 2021 and February 29, 2020, respectively. The effective tax rate in both periods was impacted by certain discrete items, primarily the tax accounting for stock-based compensation. In addition, the effective tax rate for the nine months ended February 28, 2021 included a one-time tax benefit on the sale of certain operating assets.

Net income from continuing operations for the nine months ended February 28, 2021 increased $111.5 million, or 15.2%, compared to the nine months ended February 29, 2020. Diluted earnings per share from continuing operations was $7.78 for the nine months ended February 28, 2021, which was an increase of 15.1% compared to the same period in the prior fiscal year. Diluted earnings per share from continuing operations increased due to the increase in net income.

Uniform Rental and Facility Services Reportable Operating Segment
Nine Months Ended February 28, 2021 Compared to Nine Months Ended February 29, 2020

Uniform Rental and Facility Services reportable operating segment revenue decreased 3.4% to $4,222.8 million for the nine months ended February 28, 2021, compared to $4,372.5 million for the same period of the prior fiscal year, and the cost of uniform rental and facility services decreased $121.5 million, or 5.2%. Organic revenue for this reportable operating segment declined 3.1%. The reportable operating segment’s gross margin was $2,005.7 million, or 47.5% of revenue. The gross margin was 100 basis points higher than the first nine months of the prior fiscal year’s gross margin of 46.5% for the nine months ended February 29, 2020. The increase in gross margin as a percent of revenue was driven by certain cost control measures such as reduced labor and supplies that were partially offset by increases in material cost, including increases related to increased sales of personal protective equipment.
Selling and administrative expenses for the Uniform Rental and Facility Services reportable operating segment decreased $115.3 million and improved as a percent of revenue from 27.6% to 25.9% for the nine months ended February 28, 2021. The improvement as a percent of revenue was primarily due to efficiencies in labor and employee-partner related expenses, as well as lower discretionary spending and a one-time benefit from the gain on the sale of certain operating assets.

Income before income taxes increased $87.0 million, or 10.5%, for the Uniform Rental and Facility Services reportable operating segment for the nine months ended February 28, 2021, compared to the same period in the prior fiscal year. Income before income taxes was 21.6% of the reportable operating segment’s revenue, which was a 270 basis point increase compared to 18.9% for the nine months ended February 29, 2020. This increase was primarily due to the previously discussed improvement in gross margin and selling and administrative expenses as a percent of revenue.

First Aid and Safety Services Reportable Operating Segment
Nine Months Ended February 28, 2021 Compared to Nine Months Ended February 29, 2020

First Aid and Safety Services reportable operating segment revenue increased from $512.3 million to $597.4 million, or 16.6%, for the nine months ended February 28, 2021, over the same period in the prior fiscal year. Revenue for this reportable operating segment increased organically by 16.4% as a result of increased sales volume. First Aid and Safety Services reportable operating segment revenue growth was driven by many factors including new business sold by sales representatives, penetration of additional products and services into existing customers and sales of personal protective equipment in response to the COVID-19 pandemic.

Cost of first aid and safety services increased $81.3 million, or 30.8%, for the nine months ended February 28, 2021, over the nine months ended February 29, 2020, due to higher sales volume. The gross margin as a percent of revenue was 42.2% for the nine months ended February 28, 2021, which was a decrease of 630 basis points compared to the gross margin as a percent of revenue of 48.5% in the same period of the prior fiscal year. The change in gross margin from the first nine months of the prior year was primarily a result of the increase in the proportion of sales related to personal protective equipment, as a result of the impact of the COVID-19 pandemic. Personal protective equipment typically has lower gross margins than first aid cabinet sales.

Selling and administrative expenses increased $12.0 million, but improved as a percent of revenue to 31.2%, compared to 34.0% for the nine months ended February 29, 2020. The improvement as a percent of revenue was primarily due to revenue growing at a faster pace than labor and employee-partner related expenses and lower discretionary spending.

Income before income taxes for the First Aid and Safety Services reportable operating segment was $65.9 million for the nine months ended February 28, 2021, compared to $74.1 million for the same period in the prior fiscal year. Income before income taxes, at 11.0% of the reportable operating segment’s revenue, decreased 350 basis points compared to the same period of the prior fiscal year due to the reasons previously mentioned.

Liquidity and Capital Resources
The following is a summary of our cash flows and cash and cash equivalents as of and for the nine months ended February 28, 2021 and February 29, 2020:

(In thousands)	2021	2020

Net cash provided by operating activities	$904,815	$934,549
Net cash used in investing activities	$(88,664)	$(236,480)
Net cash used in financing activities	$(410,095)	$(560,292)

Cash and cash equivalents at the end of the period	$553,611	$234,441

Cash and cash equivalents as of February 28, 2021 and February 29, 2020 include $28.9 million and $25.3 million, respectively, that is located outside of the United States.

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
The disruption from the COVID-19 pandemic continued to have an impact on Cintas' fiscal 2021 financial results. However, net cash flow provided by operating activities was not significantly impacted. We expect our cash flows from operating activities to remain sufficient to provide us with adequate levels of short-term liquidity. In addition, we have access to $1.0 billion of short-term debt from our revolving credit facility. Although the scope and nature of the impacts of the COVID-19 pandemic remain unclear, we believe our long-term liquidity position remains strong. In an effort to ensure short-term liquidity, we have taken proactive measures to maintain financial flexibility within the landscape of the COVID-19 pandemic. We believe the Company has sufficient liquidity to operate in the current business environment as a result of these actions. Acquisitions and dividends remain strategic objectives, but they will be dependent on the economic outlook and liquidity of the Company.
On October 27, 2020, Cintas declared an annual cash dividend of $2.81 per share on outstanding common stock, representing a 10.2% increase over the annual dividend paid in the prior fiscal year. In addition, on October 27, 2020, the Cintas Board of Directors approved a change in the dividend policy from an annual dividend to a quarterly dividend, and subsequently declared a quarterly dividend of $0.70 per share on outstanding common stock. These dividends, totaling $371.8 million, were paid on December 4, 2020, to shareholders of record as of November 6, 2020. On January 19, 2021, the Board of Directors declared a quarterly dividend of $0.75 per share on outstanding common stock. This dividend was paid on March 15, 2021, to shareholder of record as of February 15, 2021. Any future dividend declarations, including the amount of any dividends, are at the discretion of the Board of Directors and dependent upon then-existing conditions, including the Company's operating results and financial condition, capital requirements, contractual restrictions, business prospects and other factors that the Board of Directors may deem relevant.
Net cash provided by operating activities was $904.8 million for the nine months ended February 28, 2021, compared to $934.5 million for the nine months ended February 29, 2020. The change from the prior fiscal year was primarily the result of a temporary investment in inventory, namely personal protective equipment, so that we could help our customers secure necessary items to remain open during the COVID-19 pandemic. The investment in inventory was partially offset by increased net income and a favorable changes in accrued compensation on other related liabilities.
Net cash used in investing activities includes capital expenditures, purchases of investments, proceeds from sale of operating assets and cash paid for acquisitions of businesses. Capital expenditures were $100.4 million and $189.4 million for the nine months ended February 28, 2021 and February 29, 2020, respectively. Capital expenditures in nine months ended February 28, 2021 included $74.8 million for the Uniform Rental and Facility Services reportable operating segment and $22.9 million for the First Aid and Safety Services reportable operating segment. Cash paid for acquisitions of businesses was $7.6 million and $47.9 million for the nine months ended February 28, 2021 and February 29, 2020, respectively. The acquisitions during both the nine months ended February 28, 2021 and February 29, 2020, occurred in our Uniform Rental and Facility Services reportable operating segment, our First Aid and Safety Services reportable operating segment and our Fire Protection operating segment, which is included in All Other. Also, during the nine months ended February 28, 2021 and February 29, 2020, the Company received proceeds of $32.5 million and $13.3 million, respectively, from the sale of certain operating assets, net of cash disposed. Net cash used in investing activities also includes $7.9 million and $10.5 million of purchases of investments during the nine months ended February 28, 2021 and February 29, 2020, respectively.

Net cash used in financing activities was $410.1 million and $560.3 million for the nine months ended February 28, 2021 and February 29, 2020, respectively. The change in cash provided by financing activities was due to the decrease in share buyback activity and debt repayments in the nine months ended February 28, 2021. On October 30, 2018, we announced that the Board of Directors authorized a $1.0 billion share buyback program, which was completed during the third quarter of fiscal 2021. On October 29, 2019, we announced the Board of Directors authorized a new $1.0 billion share buyback program, which does not have an expiration date.

The following table summarizes the buyback activity by program and for the nine months ended February 28, 2021 and February 29, 2020:

	2021			2020
Buyback Program (In thousands except per share data)	Shares	Avg. Price per Share	Purchase Price	Shares	Avg. Price per Share	Purchase Price

October 30, 2018	190	$319.88	$60,877	837	$230.66	$193,109
October 29, 2019	66	$321.51	$21,080	—	$—	$—
	256	$320.30	$81,957	837	$230.66	$193,109

In the period subsequent to February 28, 2021, through April 6, 2021, we purchased less than 0.1 million shares of Cintas common stock at an average price of $337.39 for a total purchase price of $8.0 million. From the inception of the October 29, 2019 share buyback program through April 6, 2021, Cintas has purchased less than 0.1 million shares of Cintas common stock in the aggregate, at an average price of $325.71, for a total purchase price of $29.1 million. In addition, for the nine months ended February 28, 2021, Cintas acquired 0.2 million shares of Cintas common stock for employee payroll taxes due on restricted stock awards that vested during the nine months ended February 28, 2021. These shares were acquired at an average price of $301.49 per share for a total purchase price of $72.5 million. For the nine months ended February 29, 2020, Cintas acquired 0.3 million shares of Cintas common stock for employee payroll taxes due on restricted stock awards that vested during the nine months ended February 29, 2020. These shares were acquired at an average price of $261.48 per share for a total purchase price of $68.4 million.

During the nine months ended February 29, 2020, Cintas made payments of $112.5 million, net on commercial paper borrowings. Cintas' outstanding debt is summarized as follows:

(In thousands)	Interest Rate	Fiscal Year Issued	Fiscal Year Maturity	February 28, 2021	May 31, 2020

Debt due within one year
Senior notes	4.30%	2012	2022	$250,000	$—
Debt issuance costs				(64)	—
Total debt due within one year				$249,936	$—

Debt due after one year
Senior notes	4.30%	2012	2022	$—	$250,000
Senior notes	2.90%	2017	2022	650,000	650,000
Senior notes	3.25%	2013	2023	300,000	300,000
Senior notes (1)	2.78%	2013	2023	50,924	51,250
Senior notes (2)	3.11%	2015	2025	51,385	51,637
Senior notes	3.70%	2017	2027	1,000,000	1,000,000
Senior notes	6.15%	2007	2037	250,000	250,000
Debt issuance costs				(10,891)	(13,182)
Total debt due after one year				$2,291,418	$2,539,705

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
The credit agreement that supports our commercial paper program was amended and restated on May 24, 2019. The amendment increased the capacity of the revolving credit facility from $600.0 million to $1.0 billion and created a new term loan of $200.0 million. The credit agreement has an accordion feature that provides Cintas the ability to request increases to the borrowing commitments under either the revolving credit facility or the term loan of up to $250.0 million in the aggregate, subject to customary conditions. The maturity date of the revolving credit facility is May 23, 2024. As of February 28, 2021 and May 31, 2020, there was no commercial paper outstanding and no borrowings on our revolving credit facility.

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

As of February 28, 2021, our ratings were as follows:

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

Financial and Nonfinancial Disclosure About Issuers and Guarantors of Cintas’ Senior Notes
Cintas Corporation No. 2 (Corp. 2) is the indirectly, wholly owned principal operating subsidiary of Cintas. Corp. 2 is the issuer of the $2,550.0 million aggregate principal amount of senior notes outstanding as of February 28, 2021, which are unconditionally guaranteed, jointly and severally, by Cintas Corporation and its wholly owned, direct and indirect domestic subsidiaries.

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

Nine Months Ended
Summarized Consolidated Statement of Income (In thousands)	February 28, 2021

Net sales to unrelated parties	$4,976,885
Net sales to non-guarantors	$3,430
Operating income	$981,026
Net income	$802,301

Summarized Consolidated Balance Sheets (In thousands)	February 28, 2021	May 31, 2020

ASSETS
Receivables due from non-obligor subsidiaries	$6,383	$3,199
Total other current assets	$2,801,395	$2,143,489
Total other noncurrent assets	$4,923,086	$4,938,093

LIABILITIES
Amounts due to non-obligor subsidiaries	$1,594	$3,437
Current liabilities	$1,236,009	$843,203
Noncurrent liabilities	$3,198,343	$3,495,956

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

ITEM 4.                             CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
With the participation of Cintas’ management, including Cintas’ Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, Cintas has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of February 28, 2021.  Based on such evaluation, Cintas’ management, including Cintas’ Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, has concluded that Cintas’ disclosure controls and procedures were effective as of February 28, 2021, in ensuring (i) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is accumulated and communicated to Cintas’ management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting
There were no changes in Cintas’ internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended February 28, 2021, that have materially affected, or are reasonably likely to materially affect, Cintas' internal control over financial reporting.

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

ITEM 2.                           UNREGISTERED SALES OF EQUITY
SECURITIES AND USE OF PROCEEDS

Period (In millions, except share and per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan (1)	Maximum approximate dollar value of shares that may yet be purchased under the plan (1)

December 1 - 31, 2020 (2)	776	$347.37	—	$1,060.9
January 1 - 31, 2021 (3)	132,915	$319.71	130,244	$1,019.3
February 1 - 28, 2021 (4)	125,822	$321.12	125,632	$978.9
Total	259,513	$320.48	255,876	$978.9

(1)   On October 30, 2018, Cintas announced that the Board of Directors authorized a $1.0 billion share buyback program, which does not have an expiration date. From the inception of the October 30, 2018 share buyback program through February 28, 2021, Cintas has purchased a total of 4.5 million shares of Cintas common stock at an average price of $223.68 per share for a total purchase price of $1.0 billion. The October 30, 2018 share buyback program was completed in January 2021. Additionally, on October 29, 2019, Cintas announced that the Board of Directors authorized a new $1.0 billion share buyback program, which does not have an expiration date. From the inception of the October 29, 2019 share buyback program through February 28, 2021, Cintas has purchased a total of less than 0.1 million shares of Cintas common stock at an average price of $321.51 per share for a total purchase price of $21.1 million.
(2)  During December 2020, Cintas acquired 776 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $347.37 per share for a total purchase price of $0.3 million.
(3)  During January 2021, Cintas acquired 2,671 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $328.19 per share for a total purchase price of $0.9 million.
(4)  During February 2021, Cintas acquired 190 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $336.83 per share for a total purchase price of less than $0.1 million.

ITEM 5.                           OTHER INFORMATION

On March 31, 2021, as part of succession planning, Scott D. Farmer, Chairman and Chief Executive Officer of the Company, notified the Board of Directors (the “Board”) of the Company that he would retire as Chief Executive Officer of the Company, effective as of May 31, 2021. Mr. Farmer will continue to serve on the Board and will become Executive Chairman, effective June 1, 2021.

The Board has elected Todd M. Schneider, currently the Company’s Executive Vice President and Chief Operating Officer, as Chief Executive Officer to replace Mr. Farmer, effective as of June 1, 2021. Mr. Schneider has also been elected to the Board, effective as of June 1, 2021.

Mr. Schneider, age 53, has served as the Company’s Executive Vice President and Chief Operating Officer since July 2018. Mr. Schneider initially joined the Company in 1989. Mr. Schneider has held various positions within the Company, including several management positions. Mr. Schneider was Vice President of Sales of the Midwest/South Central Region Rental Division and President and Chief Operating Officer of the former Document Management Division. Mr. Schneider served as Senior Vice President of Sales of the Rental Division until June 2013, when he was appointed President & Chief Operating Officer of the Rental Division until July 2018.

ITEM 6.                                   EXHIBITS

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101
The following financial statements from Cintas' Quarterly Report on Form 10-Q for the period ended February 28, 2021, formatted in Inline XBRL: (i) Consolidated Condensed Statements of Income (unaudited), (ii) Consolidated Condensed Statements of Comprehensive Income (unaudited), (iii) Consolidated Condensed Balance Sheets (unaudited), (iv) Consolidated Condensed Statements of Shareholders' Equity (unaudited), (v) Consolidated Condensed Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Condensed Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINTAS CORPORATION
(Registrant)

Date:	April 6, 2021	/s/	J. Michael Hansen

J. Michael Hansen
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)