Form 10-K
period 2021-05-31
CINTAS CORP
filed 2021-07-28
CIK 723254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	May 31, 2021
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-11399
Cintas Corporation
(Exact name of registrant as specified in its charter)

Washington	31-1188630
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

6800 Cintas Boulevard
P.O. Box 625737
Cincinnati,	Ohio	45262-5737
(Address of Principal Executive Offices)		(Zip Code)
Registrant's Telephone Number, Including Area Code: (513) 459-1200
Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, no par value	CTAS	The NASDAQ Stock Market LLC
(NASDAQ Global Select Market)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	☒	No	☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	☐	No	☒
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.762(b)) by the registered public accounting firm that prepared or issued is audit report. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	☐	No	☒
The aggregate market value of the Registrant's Common Stock held by non-affiliates as of November 30, 2020, was $37,301,430,580 based on a closing sale price of $355.30 per share. As of June 30, 2021, 189,135,107 shares of the Registrant's Common Stock were issued and 102,967,245 shares were outstanding.
Documents Incorporated by Reference
Portions of the Registrant's Proxy Statement to be filed with the Commission for its 2021 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

Cintas Corporation

Part I

Item 1.  Business
Overview
Cintas Corporation (Cintas, Company, we, us or our), a Washington corporation, helps more than one million businesses of all types and sizes, primarily in the United States (U.S.), as well as Canada and Latin America, get READY™ to open their doors with confidence every day by providing a wide range of products and services that enhance our customers’ image and help keep their facilities and employees clean, safe and looking their best. With products and services including uniforms, mats, mops, restroom supplies, first aid and safety products, fire extinguishers and testing, and safety training, Cintas helps customers get Ready for the Workday®. The company is also the creator of the Total Clean Program™ — a first-of-its-kind service that includes scheduled delivery of essential cleaning supplies, hygienically clean laundering, and sanitizing and disinfecting projects and services. Cintas was founded in 1968 by Richard T. Farmer, currently the Chairman Emeritus of the Board of Directors, when he left his family's industrial laundry business in order to develop uniform programs using an exclusive new fabric. In the early 1970's, Cintas acquired the family industrial laundry business. Over the years, Cintas developed additional products and services that complemented its core uniform business and broadened the scope of products and services available to its customers.

Business Segments
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

The following table sets forth Cintas' total revenue and the revenue derived from each reportable operating segment and the remaining operating segments included in the All Other category for the fiscal years ended May 31:

(In thousands)	2021	2020	2019

Uniform Rental and Facility Services	$5,689,632	$5,643,494	$5,552,430
First Aid and Safety Services	784,291	708,569	619,470
All Other	642,417	733,057	720,403
Total Revenue	$7,116,340	$7,085,120	$6,892,303

Additional information regarding each reportable operating segment and All Other is also included in Note 14 entitled Operating Segment Information of "Notes to Consolidated Financial Statements."

COVID-19 Pandemic
In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China, and has since spread globally. In March 2020, the World Health Organization characterized COVID-19 as a pandemic. Efforts to contain the spread of COVID-19 intensified during our fiscal 2020 fourth quarter and have remained in effect throughout our fiscal 2021. Most states and municipalities within the U.S., as well as Canada, enacted temporary closures of businesses, issued quarantine orders and took other restrictive measures in response to the COVID-19 pandemic. Many of the business closures, quarantine orders and other restrictive measures remained in place through fiscal 2021. Within the U.S., our business was designated an essential business, which allowed us to continue to serve customers that remained open. During our fiscal 2021 fourth quarter, the roll out of vaccines, lower COVID-19 case counts and lifting of restrictions on businesses had a positive impact on our business.

We have operations throughout the U.S. and Canada and participate in a global supply chain. During most of fiscal 2021, the existence of the COVID-19 pandemic, the fear associated with the COVID-19 pandemic and the reactions of governments around the world in response to the COVID-19 pandemic to regulate the flow of labor and products and impede the business of our customers, impacted our ability to conduct normal business operations, which had an adverse effect on our business. Many of Cintas' customers were also impacted by the COVID-19 pandemic, and we saw an impact on some customer's ability to pay timely. While there was minimal disruption to our supply chain, Cintas did increase inventory, primarily personal protective equipment and facility services inventory, in response to the customer needs and demand associated with the safety and cleanliness requirements of COVID-19. The increase in inventory resulted in additional inventory reserves during fiscal 2021 and could result in future inventory reserve increases if demand for personal protective equipment declines. See Note 1 entitled Significant Accounting Policies of "Notes to Consolidated Financial Statements" for additional detail on the additional reserve placed on inventory. The impact of the COVID-19 pandemic is fluid and continues to evolve, and therefore, we cannot predict the extent to which our business, consolidated results of operations, consolidated financial condition or liquidity will ultimately be impacted. For more information, see the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors” within this Annual Report on Form 10-K.

Customers
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

Competition
The primary markets served by all Cintas businesses are local in nature and highly fragmented. Cintas competes with national, regional and local providers, large national retailers and small local retailers as well as companies with a significant online presence and the level of competition varies at each of Cintas' local operations. Product, design, price, quality, service and convenience to the customer are the competitive elements in each of our businesses.

Operations and Distribution
Within the Uniform Rental and Facility Services reportable operating segment, Cintas provides its products and services to customers via local delivery routes originating from rental processing plants and branches. Within the First Aid and Safety Services reportable operating segment and All Other, Cintas provides its products and services via its distribution network and local delivery routes or local representatives. At May 31, 2021, Cintas, in total, had approximately 11,000 local delivery routes, 460 operational facilities and 13 distribution centers.

Sourcing
Cintas is committed to sourcing responsibly. Cintas sources finished products from many outside suppliers. As mentioned on our website, www.cintas.com, each and every supplier must comply with a vendor code of conduct as a condition of doing business with Cintas. Cintas also conducts internal training to ensure that employees who have direct responsibility for supply chain management are knowledgeable and aware of issues and concerns surrounding our supply chain. In addition to sourcing from third-party suppliers, Cintas operates five manufacturing facilities that provide for standard uniform needs. Cintas purchases fabric, used in the manufacturing of its products, from several suppliers. Cintas is not aware of any circumstances that would hinder its ability to continue obtaining these materials.

Government Laws and Regulations
Cintas is subject to a wide array of laws, government regulations, including environmental regulations, and standards in each domestic and foreign jurisdiction in which it operates. In addition to Cintas’s U.S. operations, which in fiscal 2021 generated over 90% of its consolidated net sales, Cintas also operates its business through wholly-owned subsidiaries in foreign jurisdictions, primarily in Canada. Compliance with these laws, government regulations, including environmental regulations, and standards requires the dedication of time and effort of employees as well as financial resources.

Compliance with environmental regulations and prioritizing our environmental sustainability efforts are important to us as a good corporate citizen. Our journey started in 1929 during the Great Depression when Doc and Amelia Farmer collected shop towels that had been disposed of by manufacturing facilities along the Ohio River. They washed, recycled and sold the clean towels back to companies. Today, the majority of our total Company revenue comes from our Uniform Rental and Facility Services reportable operating segment. Most of these items are cleaned and processed in ways that extend their lifespan and, when not in use, are re-stocked for future customers to maximize their lifespan. Our laundering processes generate far less wastewater than home laundering. Water discharged into the environment is treated at our operating facilities and in accordance with local discharge standards and permits. Our lasting commitment to the environment and our communities is evident from our processes and innovation, which are designed to ensure that our operational facilities are operating efficiently. Cintas is subject to various environmental laws and regulations, as are other companies in the uniform rental industry. The primary federal statutes that apply to our activities in the U.S. are the Clean Air Act, the Clean Water Act and the Resource Conservation and Recovery Act. We are also subject to the Superfund Amendments and Reauthorization Act of 1986, which imposes certain reporting requirements as to emissions of hazardous substances into the air, land and water. While environmental compliance is not a material component of our costs, Cintas makes capital expenditures and associated operating costs, primarily for water treatment and waste removal, on a regular basis in order to comply with environmental laws and regulations, to promote employee safety and to carry out its environmental sustainability principles. Environmental spending related to water treatment and waste removal was approximately $19.0 million in fiscal 2021, approximately $20.0 million in fiscal 2020 and approximately $21.0 million in fiscal 2019. Capital expenditures to limit or monitor hazardous substances totaled approximately $1.0 million in fiscal 2021, approximately $3.0 million in fiscal 2020 and approximately $10.0 million in fiscal 2019.

In addition, health and safety regulations (including laws or regulations promulgated in response to the ongoing COVID-19 pandemic) have necessitated, and may continue to necessitate, increased operating costs or capital investments to promote a safe working environment. Cintas is also required to comply with increasingly complex and changing laws and regulations enacted to protect business and personal data in the U.S. and other jurisdictions regarding privacy, data protection and data security, including those related to the collection, storage, use, transmission and protection of personal information and other consumer, customer, vendor or employee data. With respect to the laws and regulations noted above, as well as other applicable laws and regulations, Cintas’s compliance programs may under certain circumstances involve material investments in the form of additional processes, training, personnel, information technology and capital. In fiscal 2021, compliance with the applicable laws, government regulations, including environmental regulations, and standards did not have a material effect on Cintas’s capital expenditures or consolidated results of operations. For a discussion of the risks associated with government regulations that may materially impact Cintas, please see “Item 1A: Risk Factors—Legal and Regulatory Risks.”

Communication
Cintas uses its corporate website, www.cintas.com, as a channel for routine distribution of important information, including news releases, analyst presentations and financial information. This year, Cintas produced an expanded Environmental, Social and Governance (ESG) Report to share our focus on making a positive impact through our key ESG priorities. This included work in areas of safety and health, energy and emissions, water usage, sustainable supply chain, and governance, ethics and integrity to support diversity and equality, assisting our employee-partners in need and giving back to the communities where we live and work. Particularly during unprecedented times and issues as a result of the COVID-19 pandemic, Cintas responded with improved policies, cleaning regimens and sanitizing products and services to help keep our employee-partners, and in turn, our customers, safer. We are also READY™ to help as many of our customers fully reopen their businesses.

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

Human Capital
Cintas’ key human capital management objectives are to attract, retain and develop talent to deliver on the Company’s strategy. To support these objectives, Cintas’ human resources programs are designed to: keep people safe and healthy; enhance the Company’s culture through efforts aimed at making the workplace more inclusive; acquire and retain diverse talent; reward and support employee-partners through competitive pay and benefit programs; develop talent to prepare them for critical roles and leadership positions; and facilitate internal talent mobility to create a high-performing workforce. The principles and values our employee-partners share are the driving force behind all our accomplishments. At May 31, 2021, Cintas employed approximately 40,000 employee-partners in our global workforce, of which approximately 1,000 were represented by labor unions.

Our primary areas of focus in managing our human capital include the following:

Corporate Culture
We believe that our culture at Cintas is just as essential as our products and services. Our culture impacts the quality of the employee-partners we hire, the way we communicate and interact with our customers and each other and our performance standards. Our culture is the cornerstone representing our values, our behaviors, our way of working and how we approach our business, which is strong relationships and a dedication to taking care of one another and our customers. We operate according to the Cintas Code of Conduct, available on our website www.cintas.com, which mandates full compliance with applicable laws and regulations and helps to preserve the integrity of our Company.

Health and Safety
We aspire to achieve zero workplace injuries and provide a safe, open and accountable work environment for our employee-partners. To enforce internationally recognized standards, we have implemented an occupational health and safety management system in accordance with the Occupational Safety and Health Administration (OSHA). Employee-partners, contractors, vendors and visitors are all covered by the system, which focuses on hazard prevention, training, management commitment and worker involvement. We are also committed to continuously improving performance through our Safety Improvement Committees in every operation, while corporate safety and health employee-partners conduct annual reviews of our operations. Additionally, every year our employee-partners receive online, on-the-job and classroom training on over 30 safety topics, and all maintenance staff must complete the Maintenance Safety Certification. Every Cintas driver completes monthly driver safety training courses or on-the-road skills evaluations. Every manager attends OSHA’s 10-hour Safety Improvement course, and each member of our Senior Management team takes the Management and Leadership Skills for Environmental Health and Safety Professionals Course, part of the Harvard T.H Chan School of Public Health safety and health curriculum. In addition, we provide several channels for all employee-partners to speak up, ask for guidance and report concerns related to ethics or safety violations, and we address those concerns and take appropriate actions to uphold our Cintas values and safety culture. Through these efforts, Cintas has reduced our recordable injury rate by over 70% since 2008, has been awarded 118 OSHA Star sites in the Voluntary Protection Program (VPP), which is more than double any other company in the U.S. and have received numerous safety, health and ergonomics awards from national and international groups.

Employee-Partner Wellness
We are committed to the health and wellness of our employee-partners. We provide our employee-partners and their families with access to a variety of health and wellness programs, including our long-running Live Well program that supports employee-partners on their health and wellness journeys. We provide free annual biometric screening and health assessments at work or offsite, annual free flu shot clinics onsite or offsite, a tobacco cessation program, weight management programs and an employee-partner assistance program, which offers advice on mental health, legal and financial issues.

In response to the COVID-19 pandemic, we utilized our Preparedness Plan and implemented controls that we consider to be in the best interest of our employee-partners and the communities in which we operate, and which comply with government regulations. Some of the controls implemented in response to the COVID-19 pandemic, include physical barriers, social distancing, remote-working where possible, travel restrictions, appropriate personal protective equipment and additional hygiene and cleaning regimes. Keeping people safe remains our top priority, and the diligence and flexibility of our employee-partners in complying with these new controls has allowed us to continue to focus on providing essential products and services to our customers, ranging from cleaning supplies, disinfectant services, hand sanitizer, scrubs, face masks and face shields.

Diversity & Inclusion
Cintas supports diversity and inclusion by fostering a respectful, creative and productive environment where all employee-partners can reach their full potential without regard to race, color, religion, sex, sexual orientation, gender identity, national origin, disability or protected veteran status. We actively recruit, retain, develop and advance a diverse and talented workforce. We have four Employee-Partner Business Resource Groups, focused on Women, African Americans, Hispanic and Latin Americans, and Military and Veteran employee-partners. These groups provide platforms for our employee-partners to showcase skills, experiences and perspectives. The Employee-Partner Business Resource Groups also help foster inclusion among all employee-partners to build awareness, recruit and retain a diverse workforce and support the overall success of Cintas. We also have a Management Trainee program that helps Cintas find the best talent for our leadership pipeline, and we monitor representation across management positions. Cintas’ diversity and inclusion efforts are led by our Chief Diversity Officer. This position regularly reports to our Chief Executive Officer and works to help achieve our goals and obtain a diverse and talented workforce, which is critical to our success.

Compensation Programs and Employee Benefits
Our compensation and benefits programs provide a total rewards package designed to attract, retain and motivate our employee-partners. In addition to competitive base salaries, the total rewards package (which may vary by position and country) includes, among other items, bonuses, long-term incentives, retirement savings plans, medical insurance, prescription drug benefits, dental insurance, vision insurance, accident and critical illness insurance, life and disability insurance, health savings accounts, flexible spending accounts and an employee-partner assistance program.

Talent Development
Cintas is committed to the continued development of its employee-partners. We provide numerous training opportunities for our employee-partners, with a focus on continuous learning and development and methodologies to manage performance, provide feedback and develop talent. We offer a wide array of training solutions (classroom, hands-on and e-learning) for our employee-partners. Our talent development programs strive to provide employee-partners resources to achieve career goals and build management and leadership skills. We offer mentoring programs, a management trainee program and executive leadership programs to support the professional growth of our employee-partners and ensure we have the right succession plans in place.

Item 1A.  Risk Factors
The statements in this section describe the most significant risks that could materially and adversely affect our business, consolidated financial condition and consolidated results of operation and the trading price of our debt or equity securities. Although the risks are organized by headings, and each risk is discussed separately, many are interrelated.

In addition, this section sets forth statements which constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995.

This Annual Report on Form 10-K contains forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements. Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “predicts,” “projects,” “plans,” “expects,” “intends,” “target,” “forecast,” “believes,” “seeks,” “could,” “should,” “may” and “will” or the negative versions thereof and similar words, terms and expressions and by the context in which they are used. Such statements are based upon current expectations of Cintas and speak only as of the date made. You should not place undue reliance on any forward-looking statement. We cannot guarantee that any forward-looking statement will be realized. These statements are subject to various risks, uncertainties, potentially inaccurate assumptions and other factors that could cause actual results to differ from those set forth in or implied by this Annual Report. Factors that might cause such a difference include, but are not limited to, the possibility of greater than anticipated operating costs including energy and fuel costs; lower sales volumes; loss of customers due to outsourcing trends; the performance and costs of integration of acquisitions; fluctuations in costs of materials and labor including increased medical costs; costs and possible effects of union organizing activities; failure to comply with government regulations concerning employment discrimination, employee pay and benefits and employee health and safety; the effect on operations of exchange rate fluctuations, tariffs and other political, economic and regulatory risks; uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation; the cost, results and ongoing assessment of internal controls for financial reporting; the effect of new accounting pronouncements; disruptions caused by the inaccessibility of computer systems data, including cybersecurity risks; the initiation or outcome of litigation, investigations or other proceedings; higher assumed sourcing or distribution costs of products; the disruption of operations from catastrophic or extraordinary events including viral pandemics such as the COVID-19 coronavirus; the amount and timing of repurchases of our common stock, if any; changes in federal and state tax and labor laws; and the reactions of competitors in terms of price and service. Cintas undertakes no obligation to publicly release any revisions to any forward-looking statements or to otherwise update any forward-looking statements whether as a result of new information or to reflect events, circumstances or any other unanticipated developments arising after the date on which such statements are made, except otherwise as required by law. The risks and uncertainties described herein are not the only ones we may face. Additional risks and uncertainties presently not known to us or that we currently believe to be immaterial may also harm our business. Investors should not interpret the disclosure of any risk factor to imply that the risk has not already materialized.

Risks Relating to Business Strategy & Operations
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

The COVID-19 pandemic has created widespread disruption in the global economy and has had, and could continue to have, an adverse impact on our consolidated results of operations and financial performance, as well as on the results of operations and financial performance of many of the customers and suppliers in industries that we serve and operate. The duration of the pandemic itself and the market and workplace disruptions it has caused, including disruptions imposed by federal, state and local actions, as well as the potential for new government regulations, and the long-term effects on the economy and our customers are uncertain and as yet unknowable. These factors, as they become more certain, could adversely affect our workforce, sales and overall business. Furthermore, the ultimate impact of the COVID-19 pandemic on our consolidated results of operations and financial performance depends on many factors that are not within our control, including, but not limited to: governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic and actions taken in response on global and regional economies; the availability of federal, state or local funding programs; general economic uncertainty in key financial markets and financial market volatility; global economic conditions and levels of economic growth; and the pace of recovery when the COVID-19 pandemic subsides. We are unable to predict the extent to which the pandemic and related impacts will continue to adversely impact our business operations, financial performance, consolidated results of operations, consolidated financial position and the achievement of our strategic objectives.

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
Our businesses rely on various computer systems, including third-party systems, to provide customer information, process customer transactions and provide other general information necessary to manage our businesses. We have an active disaster recovery plan in place that is frequently reviewed and tested. However, our computer systems are subject to damage or interruption due to power outages, computer or telecommunication failures, catastrophic events such as fires, tornadoes and hurricanes and usage errors by our employees. Although we believe that we have adopted appropriate measures to mitigate potential risks to our technology and our operations from these information technology-related and other potential disruptions, given the unpredictability of the timing, nature and scope of such disruptions, we could potentially be subject to production downtimes, operational delays and interruptions in our ability to provide products and services to our customers. Any disruption caused by the unavailability of our computer systems could adversely affect our sales, could require us to make a significant investment to fix or replace them and, therefore, could adversely affect our consolidated results of operations. In addition, cyber-security attacks are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and corruption of data. We have experienced cybersecurity incidents in the past, but none of these incidents, individually or in the aggregate, have had a material adverse effect on our business or results of operations. If the network of security controls, policy enforcement mechanisms and monitoring systems to address these threats to our technology fails, or we are unable to successfully address security incidents, production downtimes, operational delays and interruptions in our ability to provide products and services to our customers, the compromising of confidential or otherwise protected Company, customer, or employee information, destruction or corruption of data, security breaches, or other manipulation or improper use of our systems and networks could result in financial losses from remedial actions, loss of business or potential liability and damage to our reputation.

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
We believe that a key component of our success is our corporate culture, which has been imparted by management throughout our corporate organization. Our corporate culture, along with our entire operation, depends on our ability to attract, develop and retain key employees. Competitive pressures within and outside our industry may make it more difficult and expensive for us to attract and retain key employees which could adversely affect our businesses.

We believe we have positive labor relationships with our employees. However, factors such as difficulty to attract key employees, reduced employee engagement, third-party organizational efforts and increased employee turnover could adversely affect our labor relationships with our employees. A failure to preserve positive labor relationships with our employees and could adversely affect our consolidated financial condition and consolidated results of operations.

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

Financial Risks
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
We earn revenue, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar, primarily the Canadian dollar. In fiscal years 2021, 2020 and 2019, revenue denominated in currencies other than the U.S. dollar represented less than 10% of our consolidated revenue. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenue and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, fluctuations in the value of the U.S. dollar against other major currencies, particularly in the event of significant increases in foreign currency revenue, will impact our revenue and operating income and the value of balance sheet items denominated in foreign currencies. This impact could adversely affect our consolidated financial condition and consolidated results of operations.

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

Legal and Regulatory Risks
Failure to comply with federal and state regulations to which we are subject could result in penalties or costs that could adversely affect our consolidated results of operations.
Our business is subject to complex and stringent state and federal regulations, including employment laws and regulations, minimum wage requirements, overtime requirements, working condition requirements, citizenship requirements, transportation and other laws and regulations. In particular, we are subject to the regulations promulgated by the U.S. Department of Transportation (USDOT) and under the Occupational Safety and Health Act of 1970, as amended (OSHA Act). We have incurred, and will continue to incur, capital and operating expenditures and other costs in the ordinary course of our business in complying with the USDOT regulations, the OSHA Act and other laws and regulations to which we are subject. Changes in laws, regulations and the related interpretations, including any laws or regulations that may be enacted by the current U.S. presidential administration and Congress, may alter the landscape in which we do business and may affect our costs of doing business. The impact of new laws and regulations cannot be predicted. Compliance with new laws and regulations may increase our operating costs or require significant capital expenditures. Any failure to comply with applicable laws or regulations could result in substantial fines by government authorities, payment of damages to private litigants, or possible revocation of our authority to conduct our operations, which could adversely affect our ability to service customers and our consolidated results of operations.

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

We are also subject to tax audits, including with respect to transfer pricing, in the U.S. and other jurisdictions and our tax positions may be challenged by tax authorities. Although we believe that our current tax provisions are reasonable and appropriate, there can be no assurance that these items will be settled for the amounts accrued, that additional tax exposures will not be identified in the future or that additional tax reserves will not be necessary for any such exposures. Any increase in the amount of taxation incurred as a result of challenges to our tax filing positions could result in a material adverse effect on our business, consolidated results of operations and consolidated financial condition.

Item 1B.  Unresolved Staff Comments
None.

Item 2.  Properties
Cintas occupies 473 facilities located in 329 cities. Cintas leases 242 of these facilities for various terms ranging from monthly to the year 2032. Cintas expects that it will be able to renew or replace its leases on satisfactory terms. Of the five manufacturing facilities noted below, all but one are owned by Cintas. The principal executive office in Cincinnati, Ohio, provides centrally located administrative functions including accounting, finance, marketing and computer system development and support. Cintas operates rental processing plants that house administrative, sales and service personnel and the necessary equipment involved in the cleaning of uniforms and bulk items, such as entrance mats and shop towels. Branch operations provide administrative, sales and service functions. Cintas operates 13 distribution centers and five manufacturing facilities. Cintas also operates first aid and safety and fire protection facilities and direct sales offices. Cintas considers the facilities it operates to be adequate for their intended use. Cintas owns or leases approximately 20,300 vehicles which are used for the route-based services and by the sales and management employee-partners.

The following chart provides additional information concerning Cintas' facilities:

Type of Facility	# of Facilities

Rental Processing Plants	205
Rental Branches	134
First Aid and Safety Facilities	62
All Other Facilities	54
Distribution Centers (1)	13
Manufacturing Facilities	5
Total	473
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

The Company, the Board of Directors, Scott Farmer (Executive Chairman) and the Investment Policy Committee are defendants in a purported class action, filed on December 13, 2019, pending in the U.S. District Court for the Southern District of Ohio alleging violations of The Employee Retirement Income Security Act of 1974 (ERISA). The lawsuit asserts that the defendants improperly managed the costs of the employee retirement plan, breached their fiduciary duties in failing to investigate and select lower cost alternative funds and failed to monitor and control the employee retirement plan’s recordkeeping costs. The defendants deny liability.

Item 4.  Mine Safety Disclosures
Not applicable.

Part II

Item 5.  Market for Registrant's Common Equity,
Related Stockholder Matters and Issuer Purchases of Equity Securities
Market and Shareholder Information
Cintas' common stock is traded on the NASDAQ Global Select Market under the symbol "CTAS." At May 31, 2021, there were approximately 1,400 shareholders of record of Cintas' common stock. Cintas believes that this represents approximately 240,000 beneficial owners.
Dividends
Dividends on Cintas' outstanding common stock have historically been paid annually. In fiscal 2021, however, Cintas' Board of Directors approved a change in dividend policy from an annual dividend to quarterly dividends. Our Board of Directors declared the following dividends during the fiscal years ended May 31:

Declaration Date (In millions except per share data)	Record Date	Payment Date	Dividend Per Share	Amount

Fiscal Year 2021
October 27, 2020	November 6, 2020	December 4, 2020	$2.81	$297.7
October 27, 2020	November 6, 2020	December 4, 2020	0.70	74.1
January 19, 2021	February 15, 2021	March 15, 2021	0.75	79.5
April 13, 2021 (1)	May 15, 2021	June 15, 2021	0.75	79.2
Total			$5.01	$530.5

Fiscal Year 2020
October 29, 2019	November 8, 2019	December 6, 2019	$2.55	$268.0

Fiscal Year 2019
October 30, 2018	November 9, 2018	December 7, 2018	$2.05	$220.8

(1) The dividend declared on April 13, 2021 was included in current accrued liabilities on the consolidated balance sheet at May 31, 2021.

Stock Performance Graph
The following graph summarizes the cumulative return on $100 invested in Cintas' common stock, the S&P 500 Stock Index and the common stocks of a selected peer group of companies. Because our products and services are diverse, Cintas does not believe that any single published industry index is appropriate for comparing shareholder return. Therefore, the peer group used in the performance graph combines publicly traded companies in the business services industry that have similar characteristics as Cintas for each fiscal year, such as route based delivery of products and services. The companies included in the Peer Group are ABM Industries, Aramark, Rollins, Inc. and UniFirst Corporation.
Total shareholder return was based on the increase in the price of the common stock and assumed reinvestment of all dividends. Furthermore, total return was weighted according to market capitalization of each company. The companies in the Peer Group are not the same as those considered by the Compensation Committee of the Board of Directors.

Total Shareholder Returns
Comparison of Five-Year Cumulative Total Return

Purchases of Equity Securities by the Issuer and Affiliated Purchases

Period (In millions, except share and per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan (1)	Maximum approximate dollar value of shares that may yet be purchased under the plan (1)

March 1 - 31, 2021 (2)	23,733	$337.41	23,600	$970.9
April 1 - 30, 2021 (3)	4,907	$348.32	—	$970.9
May 1 - 31, 2021 (4)	1,106,628	$352.29	1,106,293	$581.2
Total	1,135,268	$351.96	1,129,893	$581.2

(1) On October 29, 2019, Cintas announced that the Board of Directors authorized a $1.0 billion share buyback program, which does not have an expiration date. From the inception of the October 29, 2019 share buyback program through May 31, 2021, Cintas has purchased a total of 1.2 million shares of Cintas common stock at an average price of $350.31 per share for a total purchase price of $418.8 million.
(2) During March 2021, Cintas acquired 133 shares of Cintas common stock in satisfaction of employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were purchased at an average price of $341.20 per share for a total purchase price of less than $0.1 million.
(3) During April 2021, Cintas acquired 4,907 shares of Cintas common stock in satisfaction of employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were purchased at an average price of $348.32 per share for a total purchase price of $1.7 million.
(4) During May 2021, Cintas acquired 335 shares of Cintas common stock in satisfaction of employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were purchased at an average price of $355.17 per share for a total purchase price of $0.1 million.

Item 6.  Selected Financial Data
[Reserved.]

Item 7.  Management's Discussion and
Analysis of Financial Condition and Results of Operations
Business Strategy
Cintas helps more than one million businesses of all types and sizes, primarily in the U.S., as well as Canada and Latin America, get READY™ to open their doors with confidence every day by providing a wide range of products and services that enhance our customers’ image and help keep their facilities and employees clean, safe and looking their best. With products and services including uniforms, mats, mops, restroom supplies, first aid and safety products, fire extinguishers and testing, and safety training, Cintas helps customers get Ready for the Workday®. Cintas is also the creator of the Total Clean Program™ — a first-of-its-kind service that includes scheduled delivery of essential cleaning supplies, hygienically clean laundering, and sanitizing and disinfecting projects and services.

We are North America's leading provider of corporate identity uniforms through rental and sales programs, as well as a significant provider of related business services, including entrance mats, restroom cleaning services and supplies, first aid and safety services and fire protection products and services.

Cintas' principal objective is "to exceed customers' expectations in order to maximize the long-term value of Cintas for shareholders and working partners," and it provides the framework and focus for Cintas' business strategy. This strategy is to achieve revenue growth for all our products and services by increasing our penetration at existing customers and by broadening our customer base to include market segments to which we have not historically served. We will also continue to identify additional product and service opportunities for our current and future customers.

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

We pursue the strategy of broadening our customer base in several ways. Cintas has a national sales organization introducing all its products and services to prospects in all market segments. Our broad range of products and services allows our sales organization to consider any type of business a prospect. We also broaden our customer base through geographic expansion. Finally, we evaluate strategic acquisitions as opportunities arise.

Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations focuses on discussion of fiscal 2021 results compared to fiscal 2020 results. For discussion of fiscal 2020 results compared to fiscal 2019 results, see the "Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our Annual Report on Form 10-K for the fiscal year ended May 31, 2020, filed with the SEC on July 29, 2020.

Cintas classifies its business into two reportable operating segments and places the remainder of its operating segments in an All Other category. Cintas’ two reportable operating segments are Uniform Rental and Facility Services and First Aid and Safety Services. The Uniform Rental and Facility Services reportable operating segment consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items. In addition to these rental items, restroom cleaning services and supplies and the sale of items from our catalogs to our customers on route are included within this reportable operating segment. The First Aid and Safety Services reportable operating segment consists of first aid and safety products and services. The remainder of Cintas’ business, which consists of the Fire Protection Services operating segment and the Uniform Direct Sale operating segment, is included in All Other. These operating segments consist of fire protection products and services and the direct sale of uniforms and related items. Cintas evaluates operating segment performance based on revenue and income before income taxes. Revenue and income before income taxes for each of these reportable operating segments for the years ended May 31, 2021, 2020 and 2019 are presented in Note 14 entitled Operating Segment Information of "Notes to Consolidated Financial Statements." The Company regularly reviews its operating segments for reporting purposes based on the information its chief operating decision maker regularly reviews for purposes of allocating resources and assessing performance and makes changes when appropriate.

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China, and has since spread globally. In March 2020, the World Health Organization characterized COVID-19 as a pandemic. Efforts to contain the spread of COVID-19 intensified during our fiscal 2020 fourth quarter and have remained in effect throughout our fiscal 2021. Most states and municipalities within the U.S., as well as Canada, enacted temporary closures of businesses, issued quarantine orders and took other restrictive measures in response to the COVID-19 pandemic. Many of the business closures, quarantine orders and other restrictive measures remained in place through fiscal 2021. Within the U.S., our business was designated an essential business, which allowed us to continue to serve customers that remained open. During our fiscal 2021 fourth quarter, the roll out of vaccines, lower COVID-19 case counts and lifting of restrictions on businesses had a positive impact on our business.

We have operations throughout the U.S. and Canada and participate in a global supply chain. During most of fiscal 2021, the existence of the COVID-19 pandemic, the fear associated with the COVID-19 pandemic and the reactions of governments around the world in response to the COVID-19 pandemic to regulate the flow of labor and products and impede the business of our customers, impacted our ability to conduct normal business operations, which had an adverse effect on our business. Many of Cintas' customers were also impacted by the COVID-19 pandemic, and we saw an impact on some customer's ability to pay timely. While there was minimal disruption to our supply chain, Cintas did increase inventory, primarily personal protective equipment and facility services inventory, in response to the customer needs and demand associated with the safety and cleanliness requirements of COVID-19. The increase in inventory resulted in additional inventory reserves during fiscal 2021 and could result in future inventory reserve increases if demand for personal protective equipment declines. See Note 1 entitled Significant Accounting Policies of "Notes to Consolidated Financial Statements" for additional detail on the additional reserve placed on inventory. The impact of the COVID-19 pandemic is fluid and continues to evolve, and therefore, we cannot predict the extent to which our business, consolidated results of operations, consolidated financial condition or liquidity will ultimately be impacted.

The following table sets forth certain consolidated statements of income data as a percent of revenue by reportable operating segment, All Other and in total for the fiscal years ended May 31:

	2021	2020	2019

Revenue:
Uniform Rental and Facility Services	80.0%	79.7%	80.6%
First Aid and Safety Services	11.0%	10.0%	9.0%
All Other	9.0%	10.3%	10.4%
Total revenue	100.0%	100.0%	100.0%

Cost of sales:
Uniform Rental and Facility Services	52.4%	54.1%	54.5%
First Aid and Safety Services	57.6%	52.2%	52.0%
All Other	57.0%	58.2%	57.4%
Total cost of sales	53.4%	54.4%	54.6%

Gross margin:
Uniform Rental and Facility Services	47.6%	45.9%	45.5%
First Aid and Safety Services	42.4%	47.8%	48.0%
All Other	43.0%	41.8%	42.6%
Total gross margin	46.6%	45.6%	45.4%

Selling and administrative expenses:
Uniform Rental and Facility Services	26.0%	28.1%	27.6%
First Aid and Safety Services	32.0%	32.7%	33.4%
All Other	30.8%	34.9%	33.3%
Total selling and administrative expenses	27.1%	29.2%	28.7%

G&K Services, Inc. integration expenses	—%	—%	0.2%

Gain on sale of a cost method investment	—%	—%	1.0%

Interest expense, net	1.4%	1.5%	1.5%

Income from continuing operations before income taxes	18.1%	14.9%	16.0%

Fiscal 2021 Compared to Fiscal 2020
Fiscal 2021 total revenue was $7.1 billion, an increase of 0.4% over the prior fiscal year. Revenue increased organically by 0.2% as a result of increased sales volume. Organic growth adjusts for the impact of acquisitions and divestitures, foreign currency exchange rate fluctuations and workday differences. Total revenue was negatively impacted by a net 0.3% due to acquisitions and divestitures, positively impacted by 0.2% due to foreign currency exchange rate fluctuations and positively impacted by 0.3% due to one more workday in fiscal 2021 compared to fiscal 2020.

As previously discussed, government enactments of temporary and indefinite closures of certain businesses in response to the COVID-19 pandemic continued to impact our ability to access and service some of our customers impacted by these mandates during fiscal 2021. Due to the constantly changing impact of the COVID-19 pandemic, uncertainty remains about the pace of the economic recovery and about its impact on future Cintas consolidated financial results.

Organic revenue by quarter for fiscal 2021 is as follows:

Organic Revenue

First quarter ended August 31, 2020	(5.0)%
Second quarter ended November 30, 2020	(4.4)%
Third quarter ended February 28, 2021	(0.1)%
Fourth quarter ended May 31, 2021	11.5%

For the fiscal year ended May 31, 2021	0.2%

Uniform Rental and Facility Services reportable operating segment revenue consists predominantly of revenue derived from the rental of corporate identity uniforms and other garments, including flame resistant clothing and the rental and/or sale of mats, mops, shop towels, restroom supplies and other rental services. Revenue from the Uniform Rental and Facility Services reportable operating segment increased 0.8% compared to fiscal 2020 due to an organic growth increase of 0.7%. Revenue growth was negatively impacted by a net 0.5% due to acquisitions and divestitures, positively impacted by 0.2% due to foreign currency exchange rate fluctuations and positively impacted by 0.4% due to one more workday in fiscal 2021 compared to fiscal 2020. Revenue growth was a result of new business, the penetration of additional products and services into existing customers, partially offset by lost business. New business growth resulted from an increase in the productivity of sales representatives. Generally, sales productivity improvements are due to increased tenure and improved training, which produce a higher number of products and services sold.

Other revenue, consisting of revenue from the First Aid and Safety Services reportable operating segment and All Other, decreased 1.0% compared to fiscal 2020. Revenue improvement from increases in sales representative productivity and sales of personal protection equipment was more than offset by a decrease in sales related to customers in All Other as a result of the impact from the COVID-19 pandemic. Revenue declined organically by 1.9%. Revenue growth was positively impacted by 0.5% due to revenue growth derived through acquisitions in our First Aid and Safety Services reportable operating segment and our Fire Protection operating segment, which is included in All Other, and by 0.4% due to one more workday in fiscal 2021 compared to fiscal 2020.

Cost of uniform rental and facility services decreased 2.3% compared to fiscal 2020. Cost of uniform rental and facility services consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other ancillary items. The cost of uniform rental and facility services decreased compared to fiscal 2020 primarily due to certain cost control measures such as reduced labor and supplies that were partially offset by increases in material cost, primarily related to personal protective equipment.

Cost of other consists primarily of cost of goods sold (predominantly first aid and safety products, personal protective equipment, uniforms and fire protection products), delivery expenses and distribution expenses in the First Aid and Safety Services reportable operating segment and All Other. Cost of other increased 2.8% in fiscal 2021 compared to fiscal 2020. The increase was primarily due to an increase in the proportion of sales in the First Aid and Safety Services reportable operating segment of personal protective equipment, which typically have lower gross margins compared to other First Aid and Safety Services reportable operating segment products.

Selling and administrative expenses decreased $141.9 million, to 27.1% as a percent of revenue, compared to 29.2% in fiscal 2020. The improvement as a percent of revenue was primarily due to efficiencies in labor and employee-partner related expenses as well as lower discretionary spending and a one-time benefit from the gain on the sale of certain operating assets. In addition, during the fourth quarter of fiscal 2020, Cintas initiated certain one-time activities to reduce operating costs and better align its workforce with the needs of its ongoing business and recorded $24.5 million in employee termination costs and $9.2 million in long-lived asset impairment costs.

Net interest expense (interest expense less interest income) was $97.7 million in fiscal 2021 compared to $104.4 million in fiscal 2020. The decrease in net interest expense was primarily due to the decrease in total debt outstanding during fiscal 2021 compared to fiscal 2020.

Income before income taxes was $1,287.7 million, an increase of $229.5 million, or 21.7%, compared to fiscal 2020. The increase in income before income taxes was primarily due to both cost of sales and selling and administrative expenses decreasing in total and as a percent of revenue in fiscal 2021. Income before income taxes also benefited from a one-time net gain on the sale of certain operating assets.

Cintas' effective tax rate on continuing operations was 13.7% for fiscal 2021 compared to 17.2% in fiscal 2020. The effective tax rate in both periods was impacted by certain discrete items, primarily the tax accounting impact for stock-based compensation. In addition, the effective tax rate for fiscal 2021 included a one-time tax benefit on the sale of certain operating assets.

Net income from continuing operations for fiscal 2021 of $1,111.0 million was a 26.8% increase compared to fiscal 2020. Diluted earnings per share from continuing operations of $10.24 was a 26.3% increase compared to fiscal 2020 diluted earnings per share from continuing operations of $8.11. Diluted earnings per share from continuing operations increased primarily due to the increase in net income.

Uniform Rental and Facility Services Reportable Operating Segment
Uniform Rental and Facility Services reportable operating segment revenue increased $46.1 million, or 0.8%, and the cost of uniform rental and facility services decreased $71.6 million, or 2.3%, due to the reasons previously discussed. The reportable operating segment's fiscal 2021 gross margin was 47.6% of revenue compared to 45.9% in fiscal 2020. The increase in gross margin was primarily due to certain cost control measures such as reduced labor and supplies that were partially offset by increases in material cost, including increases related to increased sales of personal protective equipment.

Selling and administrative expenses for the Uniform Rental and Facility Services reportable operating segment decreased $103.5 million in fiscal 2021 compared to fiscal 2020. Selling and administrative expense as a percent of revenue for fiscal 2021 was 26.0% compared to 28.1% in fiscal 2020. The improvement in selling and administrative expenses as a percent of revenue was primarily due to efficiencies in labor and employee-partner related expenses as well as lower discretionary spending and a one-time benefit from the gain on the sale of certain operating assets, which was partially offset by a one-time asset impairment on certain long-lived assets. Also, in the fourth quarter of fiscal 2020, the Uniform Rental and Facility Services reportable operating segment initiated certain one-time activities to reduce operating costs and better align its workforce with the needs of its ongoing business. During the fourth quarter of fiscal 2020, the reportable operating segment recorded $20.2 million in employee termination costs and $9.2 million in long-lived asset impairment costs.

Income before income taxes increased $221.3 million to $1,225.8 million for fiscal 2021 compared to fiscal 2020. Income before income taxes as a percent of revenue at 21.5% increased 370 basis points from 17.8% in fiscal 2020. The increase was primarily due to the previously discussed improvement in gross margin and selling and administrative expenses as a percent of revenue.

First Aid and Safety Services Reportable Operating Segment
First Aid and Safety Services reportable operating segment revenue increased $75.7 million in fiscal 2021, a 10.7% increase compared to fiscal 2020. Revenue increased organically by 10.0% as a result of new business and sales productivity increases, penetration of additional products and services into existing customers and sales of personal protective equipment in response to the COVID-19 pandemic. Revenue growth was positively impacted by 0.2% due to acquisitions, by 0.1% due to foreign currency exchange rate fluctuations and by 0.4% due to one more workday in fiscal 2021 compared to fiscal 2020.

Cost of sales for the First Aid and Safety Services reportable operating segment increased $82.0 million, or 22.2%, in fiscal 2021, primarily due to higher sales volume and change in sales mix. Gross margin for the First Aid and Safety Services reportable operating segment is defined as revenue less cost of goods, warehouse expenses, service expenses and training expenses. The gross margin as a percent of revenue was 42.4% for fiscal 2021 compared to 47.8% in fiscal 2020. The decrease was primarily a result of the increase in the proportion of sales related to personal protective equipment, as a result of the impact of the COVID-19 pandemic. Personal protective equipment typically has lower gross margins than other First Aid and Safety Services reportable operating segment products.

Selling and administrative expenses for the First Aid and Safety Services reportable operating segment increased by $19.4 million, or 8.4%, in fiscal 2021 compared to fiscal 2020, but improved as a percent of revenue to 32.0% in fiscal 2021 compared to 32.7% in fiscal 2020. The improvement as a percent of revenue was primarily due to revenue growing at a faster pace than labor and employee-partner related expenses and lower discretionary spending.

Income before income taxes for the First Aid and Safety Services reportable operating segment was $81.2 million in fiscal 2021, a decrease of $25.7 million, or 24.1%, compared to fiscal 2020. Income before income taxes as a percent of revenue at 10.4%, decreased from 15.1% in fiscal 2020 due to the previously discussed decrease in gross margin.

Liquidity and Capital Resources
The following table summarizes our cash flows and cash and cash equivalents as of and for the fiscal years ended May 31:

(In thousands)	2021	2020

Net cash provided by operating activities	$1,360,740	$1,291,483
Net cash used in investing activities	$(137,215)	$(285,398)
Net cash used in financing activities	$(879,868)	$(955,207)

Cash and cash equivalents at end of year	$493,640	$145,402

Cash and cash equivalents as of May 31, 2021 and 2020 include $37.9 million and $30.2 million, respectively, that is located outside of the U.S.

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

The disruption from the COVID-19 pandemic continued to have an impact on Cintas' fiscal 2021 financial results. However, net cash flow provided by operating activities was not significantly impacted. We expect our cash flows from operating activities to remain sufficient to provide us with adequate levels of short-term liquidity. In addition, we have access to $1.0 billion of short-term debt from our revolving credit facility. Although the impact of the COVID-19 pandemic is fluid and continues to evolve, we believe our long-term liquidity position remains strong. We believe the Company has sufficient liquidity to operate in the current business environment. Acquisitions and dividends remain strategic objectives, but they will be dependent on the economic outlook and liquidity of the Company.

Net cash provided by operating activities was $1.36 billion for fiscal 2021, which was an increase of $69.3 million compared to fiscal 2020. The increase was primarily the result of increased net income and favorable changes in accrued compensation and other, partially offset by changes in working capital, specifically income taxes, accounts receivable and accrued liabilities and other.

Net cash used in investing activities was $137.2 million in fiscal 2021, compared to $285.4 million in fiscal 2020. Net cash used in investing activities includes capital expenditures, purchases of investments, proceeds from the sale of operating assets and cash paid for acquisitions of businesses. Capital expenditures were $143.5 million and $230.3 million for fiscal 2021 and fiscal 2020, respectively. Capital expenditures for fiscal 2021 included $104.0 million for the Uniform Rental and Facility Services reportable operating segment and $34.4 million for the First Aid and Safety Services reportable operating segment. The decrease in capital expenditures from fiscal 2020 to fiscal 2021 was due to reduced growth capacity needs within the slower growth landscape of the COVID-19 pandemic. Cash paid for acquisitions of businesses, net of cash acquired, was $10.0 million and $53.7 million for fiscal 2021 and fiscal 2020, respectively. The acquisitions in both fiscal 2021 and 2020 occurred in our Uniform Rental and Facility Services reportable operating segment, our First Aid and Safety Services reportable operating segment and our Fire Protection operating segment, which is included in All Other. In fiscal 2021 and fiscal 2020, investing activities included proceeds of $31.7 million and $13.3 million, respectively, from the sale of certain operating assets, net of cash disposed. Net cash used in investing activities also included $4.3 million and $10.0 million of purchases of investments during fiscal 2021 and fiscal 2020, respectively.

Net cash used in financing activities was $879.9 million for fiscal 2021, compared to $955.2 million in fiscal 2020. The decrease in cash used from financing activities from fiscal 2020 is primarily due to the payment of the $312.5 million of debt in fiscal 2020, partially offset by an increase in cash used to pay dividends and repurchase common stock in fiscal 2021. On October 30, 2018, we announced that the Board of Directors authorized a $1.0 billion share buyback program, which was completed during fiscal 2021. On October 29, 2019, we announced the Board of Directors authorized a new $1.0 billion share buyback program, which does not have an expiration date. The following table summarizes the buyback activity by program and fiscal year ended May 31:

	2021			2020
Buyback Program (In thousands except per share data)	Shares	Avg. Price per Share	Purchase Price	Shares	Avg. Price per Share	Purchase Price

October 30, 2018	190	$319.88	$60,877	1,607	$246.19	$395,681
October 29, 2019	1,196	350.31	418,779	—	—	—
	1,386	$346.13	$479,656	1,607	$246.19	$395,681

In the period subsequent to May 31, 2021 through July 28, 2021, we completed the October 29, 2019 program by purchasing 1.6 million shares of Cintas common stock at an average price of $365.41 for a total purchase price of $581.2 million. From the inception of the October 29, 2019 program through July 28, 2021, Cintas purchased a total of 2.8 million shares of Cintas common stock at an average price of $358.93 per share for a total purchase price of $1.0 billion. In addition, for the fiscal year ended May 31, 2021, Cintas acquired 0.2 million shares of Cintas common stock in satisfaction of employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $302.52 per share for a total purchase price of $74.4 million. For the fiscal year ended May 31, 2020, Cintas acquired 0.3 million shares of Cintas common stock in satisfaction of employee payroll taxes due on restricted awards that vested during the fiscal year. These shares were acquired at an average price of $260.89 per share for a total purchase price of $68.8 million.

On October 27, 2020, Cintas declared an annual cash dividend on outstanding common stock, representing a 10.2% increase over the annual dividend paid in the prior fiscal year. This marked the 38th consecutive year that Cintas has increased its annual dividend, every year since going public in 1983. Also on October 27, 2020, the Cintas Board of Directors approved a change in the dividend policy from an annual dividend to a quarterly dividend and subsequently declared a quarterly dividend on outstanding common stock. Any future dividend declarations, including the amount of any dividends, are at the discretion of the Board of Directors and dependent upon then-existing conditions, including the Company's consolidated operating results and consolidated financial condition, capital requirements, contractual restrictions, business prospects and other factors that the Board of Directors may deem relevant. Our Board of Directors declared the following dividends during the fiscal years ended May 31:

Declaration Date (In millions except per share data)	Record Date	Payment Date	Dividend Per Share	Amount

Fiscal Year 2021
October 27, 2020	November 6, 2020	December 4, 2020	$2.81	$297.7
October 27, 2020	November 6, 2020	December 4, 2020	0.70	74.1
January 19, 2021	February 15, 2021	March 15, 2021	0.75	79.5
April 13, 2021 (1)	May 15, 2021	June 15, 2021	0.75	79.2
Total			$5.01	$530.5

Fiscal Year 2020
October 29, 2019	November 8, 2019	December 6, 2019	$2.55	$268.0

Fiscal Year 2019
October 30, 2018	November 9, 2018	December 7, 2018	$2.05	$220.8
.(1) The dividend declared on April 13, 2021 was included in current accrued liabilities on the consolidated balance sheet at May 31, 2021.

During the fiscal year ended May 31, 2020, Cintas paid a net total of $112.5 million on commercial paper borrowings and paid off the term loan balance of $200.0 million with cash on hand. There was no commercial paper outstanding during fiscal 2021. The following table summarizes Cintas' outstanding debt at May 31:

(In thousands)	Interest Rate	Fiscal Year Issued	Fiscal Year Maturity	2021	2020

Debt due within one year
Senior notes	4.30%	2012	2022	$250,000	$—
Senior notes	2.90%	2017	2022	650,000	—
Debt issuance costs				(930)	—
Total debt due within one year				$899,070	$—

Debt due after one year
Senior notes	4.30%	2012	2022	$—	$250,000
Senior notes	2.90%	2017	2022	—	650,000
Senior notes	3.25%	2013	2023	300,000	300,000
Senior notes (1)	2.78%	2013	2023	50,815	51,250
Senior notes (2)	3.11%	2015	2025	51,301	51,637
Senior notes	3.70%	2017	2027	1,000,000	1,000,000
Senior notes	6.15%	2007	2037	250,000	250,000
Debt issuance costs				(9,283)	(13,182)
Total debt due after one year				$1,642,833	$2,539,705
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
The credit agreement that supports our commercial paper program was amended and restated on May 24, 2019. The amendment increased the capacity of the revolving credit facility from $600.0 million to $1.0 billion and created a new term loan of $200.0 million. The credit agreement has an accordion feature that provides Cintas the ability to request increases to the borrowing commitments under either the revolving credit facility or the term loan of up to $250.0 million in the aggregate, subject to customary conditions. The maturity date of the revolving credit facility is May 23, 2024. As of May 31, 2021 and 2020, there was no commercial paper outstanding and no borrowings on our credit facility. On June 1, 2021, in accordance with the terms of the notes, Cintas paid the $250.0 million aggregate principal amount of its 4.30%, 10-year senior notes that matured on that date with cash on hand. During fiscal 2022, Cintas expects to issue long-term debt to pay the $650.0 million principal amount of its 2.90%, 5-year senior notes that mature in the fourth quarter of fiscal 2022.

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

Our access to the commercial paper and long-term debt markets has historically provided us with sources of liquidity. We do not anticipate having difficulty in obtaining financing from those markets in the future in view of our favorable experiences in the debt markets in the recent past, including our ability to refinance the $650.0 million aggregate principal amount of our senior notes that mature in fiscal 2022. Additionally, our ability to continue to access the commercial paper and long-term debt markets on favorable interest rate and other terms will depend, to a significant degree, on the ratings assigned by the credit rating agencies to our indebtedness.

As of May 31, 2021, our ratings were as follows:

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

Financial and Nonfinancial Disclosure About Issuers and Guarantors of Cintas’ Senior Notes
Cintas Corporation No. 2 (Corp. 2) is the indirectly, wholly owned principal operating subsidiary of Cintas. Corp. 2 is the issuer of the $2,550.0 million aggregate principal amount of senior notes outstanding as of May 31, 2021, which are unconditionally guaranteed, jointly and severally, by Cintas Corporation and its wholly owned, direct and indirect domestic subsidiaries. See Note 7 entitled Debt and Derivatives of "Notes to Consolidated Financial Statements" for more information on Cintas' outstanding debt.

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

The summarized financial information of the Obligor Group is presented on a combined basis with intercompany balances and transactions between entities in the Obligor Group eliminated. The Obligor Group’s amounts due from, amounts due to and transactions with non-guarantors have been presented in separate line items, if they are material. Summarized financial information of the Obligor Group is as follows for the fiscal years ended May 31:

Summarized Consolidated Statements of Income (In thousands)	2021	2020

Net sales to unrelated parties	$6,705,820	$6,642,196
Net sales to non-guarantors	$3,460	$4,778
Operating income	$1,319,444	$1,140,318
Net income	$1,058,837	$860,022

Summarized Consolidated Balance Sheets (In thousands)	2021	2020

Assets
Receivables due from non-obligor subsidiaries	$2,292	$3,199
Total other current assets	$2,652,810	$2,143,489
Total other noncurrent assets	$4,924,550	$4,938,093

Liabilities
Amounts due to non-obligor subsidiaries	$457	$3,437
Current liabilities	$1,893,352	$843,203
Noncurrent liabilities	$2,549,911	$3,495,956

Contractual Obligations

	Payments Due by Period
(In thousands)	Total	One year or less	Two to three years	Four to five years	After five years

Debt (1)	$2,550,000	$900,000	$350,000	$50,000	$1,250,000
Operating leases (2)	185,801	47,564	69,138	39,089	30,010
Interest payments	510,653	90,155	115,370	106,690	198,438
Total contractual cash obligations	$3,246,454	$1,037,719	$534,508	$195,779	$1,478,448
(1)See Note 7 entitled Debt and Derivatives of "Notes to Consolidated Financial Statements" for a detailed presentation of Cintas' debt.
(2)See Note 8 entitled Leases of "Notes to Consolidated financial Statements" for a detailed presentation of Cintas' leases.
Cintas also makes payments to defined contribution plans and may make payments to defined benefit plans to satisfy minimum funding requirements. The amount of contributions made to the defined contribution plans are at the discretion of the Board of Directors of Cintas. Future contributions to the defined contribution plans are expected to be $82.6 million in the next year, $177.9 million in the next two to three years and $196.1 million in the next four to five years. Future contributions to the defined benefit plans are expected to be $0.3 million in the next year, $3.0 million in the next two to three years and $3.0 million in the next four to five years.
Other Commitments

	Amount of Commitment Expiration per Period
(In thousands)	Total	One year or less	Two to three years	Four to five years	After five years

Lines of credit (1)	$999,234	$—	$999,234	$—	$—
Standby letters of credit and surety bonds (2)	120,597	120,597	—	—	—
Total other commitments	$1,119,831	$120,597	$999,234	$—	$—
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

The Company, the Board of Directors, Scott Farmer (Executive Chairman) and the Investment Policy Committee are defendants in a purported class action, filed on December 13, 2019, pending in the U.S. District Court for the Southern District of Ohio alleging violations of ERISA. The lawsuit asserts that the defendants improperly managed the costs of the employee retirement plan, breached their fiduciary duties in failing to investigate and select lower cost alternative funds and failed to monitor and control the employee retirement plan’s recordkeeping costs. The defendants deny liability.
New Accounting Standards
In April 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In connection with recognizing credit losses on accounts receivable and other financial instruments, Cintas now uses a forward-looking expected loss model rather than the incurred loss model. Adoption of ASU 2016-13 requires using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date to align existing credit loss methodology with the new standard. This standard was adopted by Cintas on June 1, 2020 and did not have a material impact on the Company's consolidated financial statements.

No other new accounting pronouncement recently issued or newly effective had or is expected to have a material impact on the consolidated financial statements.

Critical Accounting Policies and Estimates
The preparation of Cintas' consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that have a significant effect on the amounts reported in the consolidated financial statements and accompanying notes. These critical accounting policies should be read in conjunction with Note 1 entitled Significant Accounting Policies of "Notes to Consolidated Financial Statements." Significant changes, estimates or assumptions related to any of the following critical accounting policies, including those impacted by the COVID-19 pandemic, could possibly have a material impact on the consolidated financial statements.

Revenue recognition
Rental revenue, which is recorded in the Uniform Rental and Facility Services reportable operating segment, is recognized when services are performed or the obligations under the terms of a contract with a customer are satisfied. Other revenue, which is recorded in the First Aid and Safety Services reportable operating segments and All Other, is recognized when either services are performed or the obligations under the terms of a contract with a customer are satisfied. See Note 2 entitled Revenue Recognition of the "Notes to Consolidated Financial Statements" for more information on Cintas' revenue.

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

Goodwill
Goodwill, obtained through acquisitions of businesses, is valued at cost less any impairment. Cintas completes an annual impairment test, that includes an assessment of qualitative factors including, but not limited to, macroeconomic conditions, industry and market conditions, and entity specific factors such as strategies and financial performance. We test for goodwill impairment at the reporting unit level. Cintas has identified four reporting units for purposes of evaluating goodwill impairment: Uniform Rental and Facility Services, First Aid and Safety Services and two reporting units within All Other. Based on the results of the annual impairment tests, Cintas was not required to recognize an impairment of goodwill for the fiscal years ended May 31, 2021, 2020 or 2019. Cintas will continue to perform impairment tests as of March 1 in future years and when indicators of impairment exist.

Insurance reserve
The insurance reserve represents the estimated ultimate cost of all asserted and unasserted claims, primarily related to workers' compensation, auto liability and other general liability exposure through the consolidated balance sheet dates. Our incurred but not reported reserves are estimated through actuarial procedures, with the assistance of third-party actuarial specialists, of the insurance industry and by using industry assumptions, adjusted for specific expectations based on our claims history. Cintas records an increase or decrease in selling and administrative expenses related to development of prior claims, higher claims activity and other environmental factors in the period in which it becomes known. These changes in estimates may be material to the consolidated financial statements.

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
Audited Consolidated Financial Statements for the Fiscal Years Ended May 31, 2021, 2020 and 2019

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

With the supervision of our President and Chief Executive Officer and our Chief Financial Officer, management assessed our internal control over financial reporting as of May 31, 2021. Management based its assessment on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed by our internal audit function.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of May 31, 2021, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.

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

Todd M. Schneider President and Chief Executive Officer

J. Michael Hansen Executive Vice President and Chief Financial Officer

Report of Independent
Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cintas Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cintas Corporation (the Company) as of May 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended May 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at May 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of May 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated July 28, 2021, expressed an unqualified opinion thereon.
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

Valuation of Insurance Reserves

Description of the Matter
At May 31, 2021, the Company's insurance reserve was $156.4 million. As described in Note 1 to the Company’s consolidated financial statements, the Company’s insurance reserve represents the estimated ultimate cost of all asserted and unasserted (incurred but not reported) claims primarily related to workers' compensation, auto liability and other general liability exposure. The incurred but not reported insurance reserve is estimated through actuarial procedures and by using industry assumptions, adjusted for Company specific expectations based on claims history.

Auditing the Company's estimate of the incurred but not reported insurance reserve is judgmental and complex due to the significant estimation uncertainty of the potential value of unasserted claims, which are developed with the assistance of a third-party actuarial specialist.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company’s incurred but not reported insurance reserve. This includes internal controls over the claims activity and actuarial methods used to establish the incurred but not reported insurance reserve. Specifically, we tested internal controls related to management’s review of data provided to the actuary, validation of claim activity and review of actuarial methods.

To test the incurred but not reported insurance reserve, our audit procedures included, among others, assessing the methodologies used to estimate the incurred but not reported insurance reserve, testing the completeness and accuracy of the underlying claims data, vouching payments made to third parties, and testing the mathematical accuracy of the actuarially determined incurred but not reported insurance reserve. Furthermore, we involved our actuarial specialists to assist in evaluating the methodologies used by management to determine the incurred but not reported insurance reserve and comparing the Company’s recorded incurred but not reported insurance reserve to a range developed based on independently selected actuarial methodologies.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 1968
Cincinnati, Ohio
July 28, 2021

Report of Independent
Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cintas Corporation
Opinion on Internal Control over Financial Reporting
We have audited Cintas Corporation’s internal control over financial reporting as of May 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cintas Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of May 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of May 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended May 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a), and our report dated July 28, 2021, expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management's Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP
Cincinnati, Ohio
July 28, 2021

Consolidated Statements of Income	Fiscal Years Ended May 31,
(In thousands except per share data)	2021	2020	2019

Revenue:
Uniform rental and facility services	$5,689,632	$5,643,494	$5,552,430
Other	1,426,708	1,441,626	1,339,873
Total revenue	7,116,340	7,085,120	6,892,303

Costs and expenses:
Cost of uniform rental and facility services	2,983,514	3,055,145	3,027,599
Cost of other	818,175	796,227	736,116
Selling and administrative expenses	1,929,159	2,071,052	1,980,644
G&K Services, Inc. integration expenses	—	—	14,410
Operating income	1,385,492	1,162,696	1,133,534

Gain on sale of a cost method investment	—	—	69,373

Interest income	(467)	(988)	(1,228)
Interest expense	98,210	105,393	101,736

Income before income taxes	1,287,749	1,058,291	1,102,399
Income taxes	176,781	181,931	219,764
Income from continuing operations	1,110,968	876,360	882,635
(Loss) income from discontinued operations, net of tax (benefit) expense of $0, $(107) and $757, respectively	—	(323)	2,346
Net income	$1,110,968	$876,037	$884,981

Basic earnings per share:
Continuing operations	$10.52	$8.36	$8.23
Discontinued operations	0.00	0.00	0.02
Basic earnings per share	$10.52	$8.36	$8.25

Diluted earnings per share:
Continuing operations	$10.24	$8.11	$7.97
Discontinued operations	0.00	0.00	0.02
Diluted earnings per share	$10.24	$8.11	$7.99

Dividends declared and paid per share	$5.01	$2.55	$2.05

See accompanying notes.

Consolidated Statements of Comprehensive Income	Fiscal Years Ended May 31,
(In thousands)	2021	2020	2019

Net income	$1,110,968	$876,037	$884,981

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	68,182	(11,321)	(21,572)
Change in fair value of interest rate lock agreements, net of tax expense (benefit) of $36,172, $(32,793) and $(8,734), respectively	106,843	(94,954)	(27,659)
Amortization of interest rate lock agreement, net of tax benefit of $463, $463 and $717, respectively	(1,433)	(1,433)	(1,179)
Other, net of tax expense (benefit) of $3,578, $(2,802) and $(1,618), respectively	10,676	(8,495)	(5,085)

Other comprehensive income (loss), net of tax expense (benefit) of $40,213, $(35,132) and $(9,635), respectively	184,268	(116,203)	(55,495)

Comprehensive income	$1,295,236	$759,834	$829,486

See accompanying notes.

Consolidated Balance Sheets	As of May 31,
(In thousands except share data)	2021	2020

Assets
Current assets:
Cash and cash equivalents	$493,640	$145,402
Accounts receivable, principally trade, less allowance of $12,097 and $35,433, respectively	901,710	870,369
Inventories, net	481,797	408,898
Uniforms and other rental items in service	810,104	770,411
Income taxes, current	22,282	—
Prepaid expenses and other current assets	133,776	114,619
Total current assets	2,843,309	2,309,699

Property and equipment, net	1,318,438	1,403,065

Investments	274,616	214,847
Goodwill	2,913,069	2,870,020
Service contracts, net	408,445	451,529
Operating lease right-of-use assets, net	168,532	159,967
Other assets, net	310,414	260,758
	$8,236,823	$7,669,885
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$230,786	$230,995
Accrued compensation and related liabilities	241,469	127,417
Accrued liabilities	518,910	456,653
Income taxes, current	—	27,099
Operating lease liabilities, current	43,850	43,031
Debt due within one year	899,070	—
Total current liabilities	1,934,085	885,195

Long-term liabilities:
Debt due after one year	1,642,833	2,539,705
Deferred income taxes	386,647	388,579
Operating lease liabilities	130,774	122,695
Accrued liabilities	454,637	498,509
Total long-term liabilities	2,614,891	3,549,488

Shareholders' equity:
Preferred stock, no par value: 100,000 shares authorized, none outstanding	—	—
Common stock, no par value: 425,000,000 shares authorized 2021: 189,071,185 shares issued and 104,061,391 shares outstanding 2020: 186,793,207 shares issued and 103,415,368 shares outstanding	1,417,343	1,102,689
Paid-in capital	98,859	171,521
Retained earnings	7,877,015	7,296,509
Treasury stock: 2021: 85,009,794 shares 2020: 83,377,839 shares	(5,736,258)	(5,182,137)
Accumulated other comprehensive income (loss)	30,888	(153,380)
Total shareholders' equity	3,687,847	3,235,202
	$8,236,823	$7,669,885

See accompanying notes.

Consolidated
Statements of Shareholders' Equity

	Common Stock		Paid-In Capital	Retained Earnings	Other Accumulated Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
(In thousands)	Shares	Amount				Shares	Amount

Balance at June 1, 2018	182,723	$618,464	$245,211	$5,837,827	$16,343	(76,397)	$(3,701,319)	$3,016,526
Net income	—	—	—	884,981	—	—	—	884,981
Comprehensive loss, net of tax	—	—	—	—	(55,495)	—	—	(55,495)
Dividends	—	—	—	(220,764)	—	—	—	(220,764)
Stock-based compensation	—	—	139,210	—	—	—	—	139,210
Vesting of stock-based compensation awards	766	156,493	(156,493)	—	—	—	—	—
Stock options exercised, net of shares surrendered	1,302	65,371	—	—	—	—	—	65,371
Repurchase of common stock	—	—	—	—	—	(5,109)	(1,016,300)	(1,016,300)
Cumulative effect of change in accounting principle	—	—	—	189,192	—	—	—	189,192
Balance at May 31, 2019	184,791	840,328	227,928	6,691,236	(39,152)	(81,506)	(4,717,619)	3,002,721
Net income	—	—	—	876,037	—	—	—	876,037
Comprehensive loss, net of tax	—	—	—	—	(116,203)	—	—	(116,203)
Dividends	—	—	—	(267,956)	—	—	—	(267,956)
Stock-based compensation	—	—	115,435	—	—	—	—	115,435
Vesting of stock-based compensation awards	641	171,842	(171,842)	—	—	—	—	—
Stock options exercised, net of shares surrendered	1,361	90,519	—	—	—	—	—	90,519
Repurchase of common stock	—	—	—	—	—	(1,872)	(464,518)	(464,518)
Cumulative effect of change in accounting principle	—	—	—	(2,808)	1,975	—	—	(833)
Balance at May 31, 2020	186,793	1,102,689	171,521	7,296,509	(153,380)	(83,378)	(5,182,137)	3,235,202
Net income	—	—	—	1,110,968	—	—	—	1,110,968
Comprehensive income, net of tax	—	—	—	—	184,268	—	—	184,268
Dividends	—	—	—	(530,462)	—	—	—	(530,462)
Stock-based compensation	—	—	112,035	—	—	—	—	112,035
Vesting of stock-based compensation awards	610	184,697	(184,697)	—	—	—	—	—
Stock options exercised, net of shares surrendered	1,668	129,957	—	—	—	—	—	129,957
Repurchase of common stock	—	—	—	—	—	(1,632)	(554,121)	(554,121)
Balance at May 31, 2021	189,071	$1,417,343	$98,859	$7,877,015	$30,888	(85,010)	$(5,736,258)	$3,687,847

See accompanying notes.

Consolidated Statements of Cash Flows	Fiscal Years Ended May 31,
(In thousands)	2021	2020	2019
Cash flows from operating activities:
Net income	$1,110,968	$876,037	$884,981
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	243,836	235,905	223,631
Amortization of intangible assets and capitalized contract costs	144,115	143,148	136,462
Stock-based compensation	112,035	115,435	139,210
Net gain on sale of operating assets	(22,030)	—	(3,200)
Long-lived asset impairment	5,114	9,220	—
Gain on sale of a cost method investment	—	—	(69,373)
Deferred income taxes	(42,242)	(16,252)	31,708
Change in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(32,576)	39,681	(94,918)
Inventories, net	(75,501)	(74,773)	(60,039)
Uniforms and other rental items in service	(35,659)	12,773	(90,228)
Prepaid expenses and other current assets and capitalized contract costs	(102,600)	(110,248)	(100,765)
Accounts payable	(2,604)	2,629	12,276
Accrued compensation and related liabilities	113,769	(26,476)	15,321
Accrued liabilities and other	(6,735)	49,906	30,910
Income taxes, current	(49,150)	34,498	11,886
Net cash provided by operating activities	1,360,740	1,291,483	1,067,862

Cash flows from investing activities:
Capital expenditures	(143,470)	(230,289)	(276,719)
Purchase of marketable securities and investments	(4,299)	(10,031)	(17,841)
Proceeds from sale of operating assets, net of cash disposed	31,705	13,300	3,200
Proceeds from sale of a cost method investment	—	—	73,342
Acquisitions of businesses, net of cash acquired	(10,038)	(53,720)	(9,813)
Other, net	(11,113)	(4,658)	(7,807)
Net cash used in investing activities	(137,215)	(285,398)	(235,638)

Cash flows from financing activities:
(Payments) issuance of commercial paper, net	—	(112,500)	112,500
Proceeds from issuance of debt	—	—	200,000
Repayment of debt	—	(200,000)	—
Proceeds from exercise of stock-based compensation awards	129,957	90,519	65,371
Dividends paid	(451,327)	(267,956)	(220,764)
Repurchase of common stock	(554,121)	(464,518)	(1,016,300)
Other, net	(4,377)	(752)	(14,112)
Net cash used in financing activities	(879,868)	(955,207)	(873,305)
Effect of exchange rate changes on cash and cash equivalents	4,581	(2,121)	(998)
Net increase (decrease) in cash and cash equivalents	348,238	48,757	(42,079)
Cash and cash equivalents at beginning of year	145,402	96,645	138,724
Cash and cash equivalents at end of year	$493,640	$145,402	$96,645

See accompanying notes.

Notes to Consolidated Financial Statements

Note 1.  Significant Accounting Policies
Business description.  Cintas Corporation (collectively with its majority-owned subsidiaries and any entities over which it has control, Cintas, Company, we, us or our) helps more than one million businesses of all types and sizes, primarily in the United States (U.S.), as well as Canada and Latin America, get READY™ to open their doors with confidence every day by providing a wide range of products and services that enhance our customers’ image and help keep their facilities and employees clean, safe and looking their best. With products and services including uniforms, mats, mops, restroom supplies, first aid and safety products, fire extinguishers and testing, and safety training, Cintas helps customers get Ready for the Workday®. Cintas is also the creator of the Total Clean Program™ — a first-of-its-kind service that includes scheduled delivery of essential cleaning supplies, hygienically clean laundering, and sanitizing and disinfecting projects and services.

Cintas’ reportable operating segments are the Uniform Rental and Facility Services operating segment and the First Aid and Safety Services operating segment. The Uniform Rental and Facility Services reportable operating segment, consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items. In addition to these rental items, restroom cleaning services and supplies and the sale of items from our catalogs to our customers on route are included within this reportable operating segment. The First Aid and Safety Services reportable operating segment consists of first aid and safety products and services. The remainder of Cintas’ operating segments, which consists of the Fire Protection Services operating segment and the Uniform Direct Sale operating segment, are included in All Other. Cintas evaluates operating segment performance based on revenue and income before income taxes. Revenue and income before income taxes for each of these reportable operating segments for the years ended May 31, 2021, 2020 and 2019 are presented in Note 14 entitled Operating Segment Information. The Company regularly reviews its operating segments for reporting purposes based on the information its chief operating decision maker regularly reviews for purposes of allocating resources and assessing performance and makes changes when appropriate.

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China, and has since spread globally. In March 2020, the World Health Organization characterized COVID-19 as a pandemic. Efforts to contain the spread of COVID-19 intensified during our fiscal 2020 fourth quarter and have remained in effect throughout our fiscal 2021. Most states and municipalities within the U.S., as well as Canada, enacted temporary closures of businesses, issued quarantine orders and took other restrictive measures in response to the COVID-19 pandemic. Many of the business closures, quarantine orders and other restrictive measures remained in place through fiscal 2021. Within the U.S., our business was designated an essential business, which allowed us to continue to serve customers that remained open. In these consolidated financial statements and related disclosures, we have assessed the current impact of COVID-19 on our consolidated financial condition, results of operations, and cash flows, as well as our estimates and accounting policies. We have made additional disclosures of these assessments, as necessary. The impact of the COVID-19 pandemic is fluid and continues to evolve, and therefore, we cannot predict the extent to which our business, consolidated results of operations, consolidated financial condition or liquidity will ultimately be impacted.

Principles of consolidation.  The consolidated financial statements include the accounts of Cintas controlled majority-owned subsidiaries and any entities over which Cintas has control. Intercompany balances and transactions have been eliminated as appropriate.

Use of estimates.  The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company’s results are affected by economic, political, legislative, regulatory and legal actions. Economic conditions, such as recessionary trends, inflation, interest and monetary exchange rates, government fiscal policies, government policies surrounding the containment of COVID-19 and changes in the prices of raw materials, can have a significant effect on operations. These factors and other events may cause actual results to differ from management's estimates.

Revenue recognition.  Rental revenue, which is recorded in the Uniform Rental and Facility Services reportable operating segment, is recognized when services are performed or the performance obligation under the terms of a contract with a customer are satisfied. Other revenue, which is recorded in the First Aid and Safety Services reportable operating segment and All Other, is recognized when either services are performed or the performance obligation under the terms of a contract with a customer are satisfied. Revenue is measured as the amount of consideration we expect to receive in exchange for the performance of the service or transfer of the inventory. See Note 2 entitled Revenue Recognition.

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

Selling and administrative expenses.  Selling and administrative expenses consist primarily of sales labor and commissions, management and administrative labor, payroll taxes, medical expense, insurance expense, legal and professional costs and amortization of finite-lived intangible assets and capitalized contract costs. As a result of the adverse impact that the COVID-19 pandemic has had on the economic environment in North America and the ongoing uncertainty regarding the severity and duration of the pandemic, Cintas initiated certain activities to reduce operating costs and better align its workforce with the needs of its ongoing business. During the fourth quarter of fiscal 2020, Cintas recorded a total of $24.5 million in employee termination costs, of which $20.2 million was recorded in the Uniform Rental and Facility Services reportable operating segment. The amount of employee termination benefits paid during the fiscal year ended May 31, 2021 and 2020 was $10.2 million and $14.3 million, respectively. The related liability balance was $0.0 million at May 31, 2021 and was $10.2 million at May 31, 2020. The May 31, 2020 liability balance was recorded in accrued compensation and related liabilities on the consolidated balance sheets. Cintas did not record employee termination costs during fiscal 2021.

G&K Services, Inc. integration expenses. As a result of the acquisition of G&K Services, Inc. (G&K) in fiscal 2017, the Company incurred various integration expenses in fiscal 2019, which related primarily to facility closure expenses. No such costs were incurred in fiscal 2021 or 2020. The integration expenses for fiscal 2019 are included in a single line in the consolidated statements of income and are reported by operating segment in Note 14 entitled Operating Segment Information.

Cash and cash equivalents.  Cintas considers all highly liquid domestic investments with a maturity of three months or less, at date of purchase, to be cash equivalents. At both May 31, 2021 and 2020, cash and cash equivalents includes $31.8 million of restricted cash used as collateral associated with our insurance reserve.

Accounts receivable. Accounts receivable is comprised of amounts owed through product shipments and services provided and is presented net of an allowance for doubtful accounts. The allowance includes both an estimate, based on historical rates of collections, and reserves for specific accounts identified as uncollectible. The portion of the allowance that is an estimate based on Cintas' historical rates of collections is recorded for overdue amounts, beginning with a nominal percentage when the account is current and increasing substantially as the account ages. The amount provided as the account ages will differ slightly between the Uniform Rental and Facility Services reportable operating segment, the First Aid and Safety Services reportable operating segment and All Other because of differences in customers served and the nature of each business. As of May 31, 2020, in response to the economic disruption created by the COVID-19 pandemic, Cintas performed an additional evaluation of amounts due from customers in every operating segment that were deemed to be higher collection risk. This evaluation, which occurred in the fourth quarter of fiscal 2020, resulted in an allowance for doubtful accounts in excess of historical rates. The judgment applied to increase the allowance for doubtful accounts beyond our historical policy was deemed to be reasonable and supportable based on the data available as of the consolidated balance sheet date. Certain of the corresponding trade receivables were collected during fiscal 2021, and $14.2 million of incremental allowance for doubtful accounts recorded as of May 31, 2020 was reversed through selling and administrative expenses as the Company's estimates and assumptions related to the impact of COVID-19 changed during fiscal 2021. As of May 31, 2021, no incremental allowance for doubtful accounts was deemed necessary. When an account is considered uncollectible, it is written off against the allowance for doubtful accounts.

Inventories, net.   Inventories are valued at the lower of cost (first-in, first-out) or net realizable value. Inventory is comprised of the following amounts at May 31:

(In thousands)	2021	2020

Raw materials	$15,109	$18,661
Work in process	37,664	29,497
Finished goods	429,024	360,740
	$481,797	$408,898
Inventories are recorded net of reserves for obsolete inventory (excess and slow-moving) of $111.0 million and $45.5 million at May 31, 2021 and 2020, respectively. The inventory obsolescence reserve is determined by specific identification, as well as an estimate based on Cintas' historical rates of obsolescence. The disruption created by the COVID-19 pandemic beginning in the fourth quarter of fiscal 2020 resulted in larger quantities of inventory on hand as of May 31, 2021 and 2020. As of May 31, 2021, our Uniform Rental and Facility Services and First Aid and Safety reportable operating segments held an excess amount of personal protective equipment inventory on hand. The excess inventory, determined through specific identification, resulted in an increase to the obsolescence reserve of $43.6 million as of May 31, 2021, in comparison to May 31, 2020. As of May 31, 2020, an incremental obsolescence reserve was recorded within our Uniform Direct Sales operating segment due to larger quantities of inventory remaining on hand, at the consolidated balance sheet date, as a result of disruption created by the onset of the COVID-19 pandemic. Obsolete inventory reserves are recorded in selling and administrative expenses on the consolidated statements of income. The judgment applied to increase the obsolete inventory reserve as of May 31, 2021 and 2020, beyond our historical policy was deemed to be reasonable and supportable based on the data available as of the consolidated balance sheet dates. Once a specific inventory item is written down to the lower of cost or net realizable value, a new cost basis has been established, and that inventory item cannot subsequently be marked up.

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

Property and equipment.   Property and equipment is stated at cost, less accumulated depreciation or at fair value upon acquisition. Depreciation is calculated using the straight-line method primarily over the following estimated useful lives of the assets based on industry and Cintas specific experience:

Years

Buildings	30 to 40
Building improvements	5 to 20
Equipment	3 to 10
Leasehold improvements	2 to 15

When events or circumstances indicate that the carrying amount of long-lived assets may not be recoverable, the estimated undiscounted future cash flows are compared to the carrying amount of the assets. If the estimated undiscounted future cash flows are less than the carrying amount of the assets, an impairment loss is recorded based on the excess of the carrying amount of the assets over their respective fair values. Fair value is generally determined by discounted cash flows, prices of similar assets or third-party real estate valuations, as appropriate. As a result of certain activities to eliminate excess capacity and reduce our cost structure in response to COVID-19, an indicator of impairment was identified. Cintas recognized an impairment loss of $9.2 million in the Uniform Rental and Facility Services reportable operating segment during the year ended May 31, 2020. Cintas recognized a long-lived asset impairment loss of $5.1 million in the Uniform Direct Sale operating segment during the year ended May 31, 2021. The long-lived asset impairments in both fiscal years were based on the excess of the carrying amount of asset over their respective fair values. The long-lived asset impairment charge was recorded within selling and administrative expenses on the consolidated statements of income. The undiscounted cash flows were estimated, using Level 2 inputs based on both the cost and market approaches, at the lowest discernible level of cash flows, which is at the location level. Cintas did not identify any indicators of impairment for the fiscal year ended May 31, 2019.

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

Goodwill.  Goodwill, obtained through acquisitions of businesses, is valued at cost less any impairment. Cintas completes an annual impairment test, that includes an assessment of qualitative factors including, but not limited to, macroeconomic conditions, industry and market conditions, and entity specific factors such as strategies and financial performance. We test for goodwill impairment at the reporting unit level. Cintas has identified four reporting units for purposes of evaluating goodwill impairment: Uniform Rental and Facility Services, First Aid and Safety Services and two reporting units within All Other. Based on the results of the annual impairment tests, Cintas was not required to recognize an impairment of goodwill for the fiscal years ended May 31, 2021, 2020 or 2019. Cintas will continue to perform impairment tests as of March 1 in future years and when indicators of impairment exist.

Service contracts and other assets.  Service contracts and other assets, which consist primarily of capitalized contract costs and noncompete and consulting agreements obtained through acquisitions of businesses, are generally amortized by use of the straight-line method over the estimated lives of the agreements, which are generally 5 to 10 years. The G&K service contract asset is being amortized over a period of 15 years, which represents the estimated life of the economic benefit. The G&K service contract asset amortization is based on the annual economic value of the underlying asset which generally decreases over the 15-year term. Certain noncompete agreements, as well as all service contracts, require that a valuation be determined using a discounted cash flow model. The assumptions and judgments used in these models involve estimates of cash flows and discount rates, among other factors. Because of the assumptions used to value these intangible assets, actual results over time could vary from original estimates. Impairment of service contracts and other assets is accomplished through specific identification. No impairment has been recognized by Cintas for the fiscal years ended May 31, 2021, 2020 and 2019.

Debt issuance costs. Debt issuance costs for the revolving credit facility are included in other assets, net and all other debt issuance costs reduce the carrying amount of debt.

Accrued liabilities.  Current accrued liabilities are recorded when it is probable that a liability has occurred and the amount of the liability can be reasonably estimated. Current accrued liabilities consist of the following at May 31:

(In thousands)	2021	2020

Insurance reserve	$156,447	$165,427
Employee benefit related liabilities	129,348	134,846
Dividends	79,135	—
Accrued interest	24,420	24,538
Other	129,560	131,842
	$518,910	$456,653

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

Insurance reserve. The insurance reserve represents the estimated ultimate cost of all asserted and unasserted claims incurred, primarily related to workers' compensation, auto liability and other general liability exposure through the consolidated balance sheet dates. Our incurred but not reported reserve is estimated through actuarial procedures, with the assistance of third-party actuarial specialists, of the insurance industry and by using industry assumptions, adjusted for specific expectations based on our claims history. Cintas records an increase or decrease in selling and administrative expenses related to development of prior claims, higher claims activity and other environmental factors in the period in which it becomes known. These changes in estimates may be material to the consolidated financial statements.

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

Pension plans. The Company assumed G&K's noncontributory, defined benefit pension plan (the Pension Plan) covering substantially all employees who were employed as of July 1, 2005, except certain employees who are covered by union-administered plans. Benefits are based on the number of years of service and each employee's compensation near retirement. G&K froze the Pension Plan effective December 31, 2006. Future growth in benefits will not occur after this date. The Company's funding policy provides for contributions of an amount between the minimum required and maximum amount that can be deducted for federal income tax purposes. The funded status is measured as the difference between the fair value of plan assets and the benefit obligation at May 31, the measurement date. The benefit obligation is the projected benefit obligation (PBO). The PBO represents the actuarial present value of benefits expected to be paid upon retirement based on estimated future compensation levels. The measurement of the PBO is based on the Company’s estimates and actuarial valuations. The fair value of plan assets represents the current market value of assets held by an irrevocable trust fund for the sole benefit of participants. These valuations reflect the terms of the Pension Plan and use participant-specific information such as compensation, age and years of service, as well as certain assumptions that require significant judgment, including estimates of discount rates, expected return on plan assets, rate of compensation increases, interest crediting rates and mortality rates. We recognize, as of a measurement date, any unrecognized actuarial net gains or losses that exceed ten percent of the larger of the projected benefit obligations or the plan assets, defined as the "corridor." Amounts outside the corridor are amortized over the plan participants' life expectancy. We determine the expected return on assets using the fair value of plan assets. See Note 10 entitled Employee Benefit Plans.

Stock-based compensation.  Compensation expense is recognized for all share-based payments to employees, including stock options and restricted stock awards, in the consolidated statements of income based on the fair value of the awards that are granted. The fair value of stock options is estimated at the date of grant using the Black-Scholes option-pricing model. Generally, measured compensation cost, net of actual forfeitures, is recognized on a straight-line basis over the vesting period of the related share-based compensation award. See Note 12 entitled Stock-Based Compensation.

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
In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Cintas' assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers between levels for the years ended May 31, 2021 or 2020. The carrying value of accounts receivable and accounts payable, and other current assets and liabilities, approximate fair value because of the short-term maturity of those instruments.
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

New accounting pronouncements. In April 2019, the FASB issued Accounting Standards Update (ASU) 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In connection with recognizing credit losses on accounts receivable and other financial instruments, Cintas now uses a forward-looking expected loss model rather than the incurred loss model. Adoption of ASU 2016-13 requires using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date to align existing credit loss methodology with the new standard. This standard was adopted by Cintas on June 1, 2020 and did not have a material impact on the Company's consolidated financial statements.

No other new accounting pronouncement recently issued or newly effective had or is expected to have a material impact on the consolidated financial statements.

Note 2.  Revenue Recognition
The following table presents Cintas' total revenue disaggregated by operating segment for the fiscal years ended May 31:

(In thousands)	2021		2020		2019

Uniform Rental and Facility Services	$5,689,632	80.0%	$5,643,494	79.6%	$5,552,430	80.6%
First Aid and Safety Services	784,291	11.0%	708,569	10.0%	619,470	9.0%
Fire Protection Services	446,441	6.3%	422,688	6.0%	405,467	5.9%
Uniform Direct Sales	195,976	2.7%	310,369	4.4%	314,936	4.5%
Total revenue	$7,116,340	100.0%	$7,085,120	100.0%	$6,892,303	100.0%

Fire Protection Services and Uniform Direct Sales operating segments are included within All Other as disclosed in Note 14 entitled Operating Segment Information.

Revenue Recognition Policy
Approximately 95% of the Company's revenues are derived from fees for route servicing of Uniform Rental and Facility Services, First Aid and Safety Services and Fire Protection Services, performed by a Cintas employee-partner, at the customer's location of business. Revenue from our route servicing customer contracts represent a single-performance obligation. The Company recognizes revenue over time as services are performed based on the nature of services provided and contractual rates (output method) or at a point in time when the performance obligation under the terms of the contract with a customer are satisfied, at the customer's location of business. The Company's remaining revenue, primarily within the Uniform Direct Sales operating segment, and representing approximately 5% of the Company's total revenue, is recognized when the obligations under the terms of a contract with a customer are satisfied. This generally occurs when the goods are transferred to the customer.

Revenue recorded is presented net of sales and other taxes we collect on behalf of governmental authorities. Shipping and handling costs charged to customers are treated as fulfillment activities and are recorded in both revenue and cost of sales at the time control is transferred to the customer. Certain of our customer contracts include pricing terms and conditions that include components of variable consideration. The variable consideration is typically in the form of consideration paid to a customer based on performance metrics specified within the contract. Specifically, some contracts contain discounts or rebates that the customer can earn through the achievement of specified volume levels. Each component of variable consideration is earned based on the Company's actual performance during the measurement period specified within the contract. To determine the transaction price, the Company estimates the variable consideration using the most likely amount method, based on the specific contract provisions and known performance results during the relevant measurement period. When determining if variable consideration should be constrained, the Company considers whether factors outside its control could result in a significant reversal of revenue. In making these assessments, the Company considers the likelihood and magnitude of a potential reversal. The Company's performance period generally corresponds with the monthly invoice period. No constraints on our revenue recognition were applied during the fiscal years ended May 31, 2021, 2020 or 2019. The Company reassesses these estimates during each reporting period. Cintas maintains a liability for these discounts and rebates within accrued liabilities on the consolidated balance sheets. Variable consideration also includes consideration paid to a customer at the beginning of a contract. Cintas capitalizes this consideration and amortizes it over the life of the contract as a reduction to revenue in accordance with ASU 2014-08, "Revenue from Contracts with Customers (Topic 606)." These assets are included in other assets, net on the consolidated balance sheets.

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

Costs to Obtain a Contract
The Company capitalizes commission expenses paid to our employee-partners when the commissions are deemed to be incremental for obtaining the route servicing customer contract. As permitted by Topic 606, the Company has elected to apply the guidance to a portfolio of contracts (or performance obligations) with similar characteristics because the Company reasonably expects that the effects on the consolidated financial statements of applying this guidance to the portfolio would not differ materially from applying this guidance to the individual contracts within the portfolio. The Company also continues to expense certain costs to obtain a contract if those costs do not meet the criteria of the new standard or the amortization period of the asset would have been one year or less. The deferred commissions are amortized on a straight-line basis over the expected period of benefit. We review the deferred commission balances for impairment on an ongoing basis. Deferred commissions are classified as current or noncurrent based on the timing of when we expect to recognize the expense. The current portion is included in prepaid expenses and other current assets and the noncurrent portion is included in other assets, net on the Company's consolidated balance sheets. As of May 31, 2021 the current and noncurrent assets related to deferred commissions totaled $79.4 million and $227.1 million, respectively. As of May 31, 2020 the current and noncurrent assets related to deferred commissions totaled $76.2 million and $227.1 million, respectively. We recorded amortization expense related to deferred commissions of $83.1 million, $77.8 million and $71.1 million during the fiscal years ended May 31, 2021, 2020 and 2019, respectively. These expenses are classified in selling and administrative expenses on the consolidated statements of income.

Note 3.  Fair Value Disclosures
All financial instruments that are measured at fair value on a recurring basis (at least annually) have been classified within the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the consolidated balance sheet date. These financial instruments measured at fair value on a recurring basis are summarized below:

	As of May 31, 2021
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$493,640	$—	$—	$493,640
Other assets, net:
Interest rate lock agreements	—	40,400	—	40,400
Total assets at fair value	$493,640	$40,400	$—	$534,040

Long-term accrued liabilities:
Interest rate lock agreements	$—	$61,567	$—	$61,567
Total liabilities at fair value	$—	$61,567	$—	$61,567

	As of May 31, 2020
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$145,402	$—	$—	$145,402
Other assets, net:
Interest rate lock agreements	—	1,546	—	1,546
Total assets at fair value	$145,402	$1,546	$—	$146,948

Long-term accrued liabilities:
Interest rate lock agreements	$—	$165,686	$—	$165,686
Total liabilities at fair value	$—	$165,686	$—	$165,686

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

The fair values of outstanding interest rate lock agreements are included in other assets, net and long-term accrued liabilities at both May 31, 2021 and 2020. The fair values of Cintas' interest rate lock agreements are based on similar exchange traded derivatives (market approach) and are, therefore, included within Level 2 of the fair value hierarchy. The fair value was determined by comparing the locked rates against the benchmarked treasury rate. No other amounts included in other asset, net or long-term accrued liabilities are recorded at fair value on a recurring basis.

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

Note 4.  Property and Equipment
Cintas' property and equipment is summarized as follows at May 31:

(In thousands)	2021	2020

Land	$190,711	$188,720
Buildings and improvements	698,094	682,768
Equipment	2,409,785	2,347,636
Leasehold improvements	38,320	40,188
Construction in progress	36,749	54,548
	3,373,659	3,313,860
Accumulated depreciation	(2,055,221)	(1,910,795)
Property and equipment, net	$1,318,438	$1,403,065

Cintas capitalizes certain expenditures for software that are purchased or internally developed for use in business. Included in equipment at May 31, 2021 and 2020, were $283.8 million and $273.0 million, respectively, of internal use software. Amortization of internal use software begins when the software is ready for service and continues on the straight-line method over the estimated useful life, generally 10 years. Accumulated amortization related to internal use software was $154.1 million and $131.7 million at May 31, 2021 and 2020, respectively. We recorded amortization expense related to internal use software of $22.3 million, $21.5 million and $21.6 million for the fiscal years ended May 31, 2021, 2020 and 2019, respectively. These expenses are classified in selling and administrative expenses on the consolidated statements of income.

Note 5.  Investments
At May 31, 2021, investments were $274.6 million and include the cash surrender value of insurance policies of $252.1 million, equity method investments of $19.4 million and cost method investments of $3.1 million. At May 31, 2020, investments were $214.8 million and include the cash surrender value of insurance policies of $192.7 million, equity method investments of $19.0 million and cost method investments of $3.1 million. Investments are evaluated for impairment on an annual basis or when indicators of impairment exist. For fiscal years 2021, 2020 and 2019, no impairment losses were recorded.

During fiscal 2019, Cintas sold a cost method investment to a third party. Proceeds from the sale were $73.3 million, which resulted in a pre-tax gain of $69.4 million.
Note 6.  Goodwill, Service Contracts and Other Assets
Changes in the carrying amount of goodwill and service contracts by reportable operating segment and All Other, are presented in the following tables:

Goodwill (In thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Total

Balance at June 1, 2019	$2,496,402	$243,459	$102,580	$2,842,441
Goodwill acquired	21,081	164	11,137	32,382
Foreign currency translation	(4,442)	(357)	(4)	(4,803)
Balance at May 31, 2020	2,513,041	243,266	113,713	2,870,020
Goodwill acquired	1,568	2,545	3,161	7,274
Foreign currency translation	32,901	2,760	114	35,775
Balance at May 31, 2021	$2,547,510	$248,571	$116,988	$2,913,069

Service Contracts (In thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Total

Balance at June 1, 2019	$445,016	$23,380	$26,199	$494,595
Service contracts acquired	11,058	325	3,288	14,671
Service contracts amortization	(47,070)	(3,877)	(5,374)	(56,321)
Foreign currency translation	(1,393)	(23)	—	(1,416)
Balance at May 31, 2020	407,611	19,805	24,113	451,529
Service contracts acquired	2,369	2,132	1,736	6,237
Service contracts amortization	(49,016)	(3,912)	(4,839)	(57,767)
Foreign currency translation	8,177	269	—	8,446
Balance at May 31, 2021	$369,141	$18,294	$21,010	$408,445

Information regarding Cintas' service contracts and other assets is as follows as of May 31:

	2021			2020
(In thousands)	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net

Service contracts	$961,942	$553,497	$408,445	$941,383	$489,854	$451,529

Capitalized contract costs (1)	$459,079	$231,940	$227,139	$375,912	$148,853	$227,059
Noncompete and consulting agreements	44,683	42,408	2,275	43,890	41,317	2,573
Other	105,371	24,371	81,000	54,239	23,113	31,126
Other assets	$609,133	$298,719	$310,414	$474,041	$213,283	$260,758

(1) The current portion of capitalized contract costs, included in prepaid expenses and other current assets on the consolidated balance sheets as of May 31, 2021 and 2020, is $79.4 million and $76.2 million, respectively.

Amortization expense for service contracts and other assets for continuing operations was $141.9 million, $140.8 million and $134.0 million for the fiscal years ended May 31, 2021, 2020 and 2019, respectively. At May 31, 2021, the weighted average amortization period for service contracts, capitalized contract costs, noncompete and consulting agreements and other was 14 years, 7 years, 5 years and 10 years, respectively. As of May 31, 2021, the estimated future amortization expense for service contracts and other assets for continuing operations, excluding any future acquisitions and commissions to be earned, is as follows:

Fiscal Year (In thousands)
2022	$137,142
2023	117,803
2024	105,362
2025	91,948
2026	74,815
Thereafter	192,794
Total future amortization expense	$719,864

Note 7.  Debt and Derivatives
Cintas' outstanding debt is summarized as follows at May 31:

(In thousands)	Interest Rate	Fiscal Year Issued	Fiscal Year Maturity	2021	2020

Debt due within one year
Senior notes	4.30%	2012	2022	$250,000	$—
Senior notes	2.90%	2017	2022	650,000	—
Debt issuance costs				(930)	—
Total debt due within one year				$899,070	$—

Debt due after one year
Senior notes	4.30%	2012	2022	$—	$250,000
Senior notes	2.90%	2017	2022	—	650,000
Senior notes	3.25%	2013	2023	300,000	300,000
Senior notes (1)	2.78%	2013	2023	50,815	51,250
Senior notes (2)	3.11%	2015	2025	51,301	51,637
Senior notes	3.70%	2017	2027	1,000,000	1,000,000
Senior notes	6.15%	2007	2037	250,000	250,000
Debt issuance costs				(9,283)	(13,182)
Total debt due after one year				$1,642,833	$2,539,705
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
The average interest rate for all Cintas debt at May 31, 2021 was 3.8%, with maturity dates through fiscal year 2037. Cintas' senior notes, excluding the G&K senior notes assumed with the acquisition of G&K in fiscal 2017, are recorded at cost, net of debt issuance costs. The fair value of the long-term debt is estimated using Level 2 inputs based on general market prices. The carrying value and fair value of Cintas' debt as of May 31, 2021 were $2,550.0 million and $2,788.8 million, respectively, and as of May 31, 2020 were $2,550.0 million and $2,804.2 million, respectively. During the fiscal year ended May 31, 2020, Cintas paid a net total of $112.5 million of commercial paper. On June 1, 2021, in accordance with the terms of the notes, Cintas paid the $250.0 million aggregate principal amount of its 4.30%, 10-year senior notes that matured on that date with cash on hand. There was no commercial paper outstanding during fiscal 2021.
Letters of credit outstanding were $120.6 million at both May 31, 2021 and 2020. Maturities of debt during each of the next five years are $900.0 million, $350.0 million, $0.0 million, $50.0 million and $0.0 million, respectively.

Interest paid was $98.3 million, $105.5 million and $101.8 million for the fiscal years ended May 31, 2021, 2020 and 2019, respectively.

The credit agreement that supports our commercial paper program was amended and restated on May 24, 2019. The amendment increased the capacity of the revolving credit facility from $600.0 million to $1.0 billion and created a new term loan of $200.0 million. The credit agreement has an accordion feature that provides Cintas the ability to request increases to the borrowing commitments under either the revolving credit facility or the term loan of up to $250.0 million in the aggregate, subject to customary conditions. The maturity date of the revolving credit facility is May 23, 2024. As of May 31, 2021 and 2020, there was no commercial paper outstanding and no borrowings on our revolving credit facility.

Cintas uses interest rate locks to manage its overall interest expense as interest rate locks effectively change the interest rate of specific debt issuances. The interest rate locks are entered into to protect against unfavorable movements in the benchmark treasury rate related to forecasted debt issuances. Cintas used interest rate lock agreements to hedge against movements in the treasury rates at the time Cintas issued its senior notes in fiscal 2007, fiscal 2012, fiscal 2013 and fiscal 2017. The amortization of the cash flow hedges resulted in a decrease to other comprehensive income (loss) of $1.4 million, $1.4 million and $1.2 million in the fiscal years ended May 31, 2021, 2020 and 2019, respectively. During fiscal 2020 and 2019, Cintas entered into interest rate lock agreements with a total notional value of $950.0 million and $500.0 million, respectively, for forecasted debt issuances in connection with upcoming debt maturities.

The fair values of the outstanding interest rate lock agreements is summarized as follows at May 31:

		2021		2020
Fiscal Year of Issuance (in thousands)	Notional Value	Other assets, net	Long-term accrued liabilities	Other assets, net	Long-term accrued liabilities

2020	$950,000	$40,400	$—	$1,546	$53,817
2019	$500,000	$—	$61,657	$—	$111,869

The interest rate locks are also recorded in other comprehensive income (loss), net of tax. These interest rate locks had no impact on net income or cash flows from continuing operations for the fiscal years ended May 31, 2021, 2020 or 2019.

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

As of May 31, 2020, the Company had unrecognized inventory purchase commitments with various suppliers totaling $117.6 million, respectively. All unrecognized inventory purchase commitments outstanding at May 31, 2020 were satisfied during fiscal 2021.

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

Operating lease costs, including short-term lease expense and variable lease costs, which were immaterial in each period, were $71.0 million, $70.4 million and $69.7 million for the fiscal years ended May 31, 2021, 2020 and 2019, respectively.

The following table provides supplemental information related to the Company's consolidated statements of cash flows for the fiscal years ended May 31:

(In thousands)	2021	2020

Cash paid for amounts included in the measurement of operating lease liabilities	$49,345	$50,816
Operating lease right-of-use assets obtained in exchange for new and renewed operating lease liabilities	$51,850	$40,728

Other information related to the operating lease right-of-use assets, net and operating lease liabilities was as follows at May 31:

	2021	2020

Weighted-average remaining lease term - operating leases	5.33 years	5.19 years
Weighted-average discount rate - operating leases	2.32%	2.66%

The contractual future minimum lease payments of Cintas' operating lease liabilities by fiscal year are as follows as of May 31, 2021:

(In thousands)

2022	$47,564
2023	39,585
2024	29,553
2025	22,310
2026	16,779
Thereafter	30,010
Total payments	185,801
Less interest	(11,177)
Total present value of lease payments	$174,624

Note 9.  Income Taxes
Income before income taxes for continuing operations consists of the following components for the fiscal years ended May 31:

(In thousands)	2021	2020	2019

U.S. operations	$1,221,690	$1,035,902	$1,061,505
Foreign operations	66,059	22,389	40,894
	$1,287,749	$1,058,291	$1,102,399

Income tax expense (benefit) for continuing operations consists of the following components for the fiscal years ended May 31:

(In thousands)	2021	2020	2019

Current:
Federal	$164,104	$153,736	$134,174
State and local	42,340	34,502	40,949
Foreign	12,417	6,985	9,882
	218,861	195,223	185,005
Deferred	(42,080)	(13,292)	34,759
	$176,781	$181,931	$219,764

Reconciliation of income tax expense (benefit) for continuing operations using the statutory rate and actual income tax expense is as follows for the fiscal years ended May 31:

(In thousands)	2021	2020	2019

Income taxes at the U.S. federal statutory rate	$270,427	$222,258	$231,503
Permanent differences (1)	(101,870)	(67,075)	(51,201)
State and local income taxes, net of federal benefit	27,304	25,294	31,687
Capital loss carryback	(14,072)	—	—
Other (2)	(5,008)	1,454	6,506
Impact of the Tax Cuts and Jobs Act (the Tax Act):
Deemed repatriation of non-U.S. earnings, net of foreign tax credits and other (collectively, transition tax)	—	—	153
Non-U.S. withholding taxes related to certain non-U.S. earnings subject to repatriation	—	—	690
Remeasurement of U.S. net deferred tax liabilities from 35% to 21%	—	—	426
	$176,781	$181,931	$219,764
(1)    Primarily consists of the excess tax benefits related to stock-based compensation.

(2)    Primarily consists of adjustments for uncertain tax positions and tax credits.

The components of deferred income taxes included on the consolidated balance sheets are as follows at May 31:

(In thousands)	2021	2020

Deferred tax assets:
Reserves related to accounts receivable	$10,292	$14,718
Inventory obsolescence	30,617	13,744
Insurance reserves	45,802	45,197
Stock-based compensation	74,898	78,802
Net operating loss and foreign related carry-forwards	3,885	7,657
Treasury locks	3,140	39,046
Operating lease liabilities	44,530	42,191
Deferred compensation and other	107,528	73,562
	320,692	314,917
Valuation allowance	(2,037)	(6,411)
	318,655	308,506
Deferred tax liabilities:
Uniform and other rental items in service	202,846	189,787
Property and equipment	167,622	177,664
Service contracts and other intangible assets	207,834	207,610
Capitalized contract costs	79,356	77,741
Operating lease right-of-use assets	44,530	42,191
State taxes and other	3,114	2,092
	705,302	697,085
Net deferred tax liability	$386,647	$388,579

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

The progression of the valuation allowance is as follows at May 31:

(In thousands)	2021	2020

Balance at beginning of year	$(6,411)	$(7,308)
Subtractions	4,374	897
Balance at end of year	$(2,037)	$(6,411)

Income taxes paid were $245.5 million, $160.3 million and $173.2 million for the fiscal years ended May 31, 2021, 2020 and 2019, respectively.

As of May 31, 2021 and 2020, there was $34.2 million and $35.9 million, respectively, in total unrecognized tax benefits, which, if recognized, would favorably impact Cintas' effective tax rate. Cintas recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense in the consolidated statements of income, which is consistent with the recognition of these items in prior reporting periods. The total amount accrued for interest and penalties as of May 31, 2021 and 2020, was $4.2 million and $3.7 million, respectively. Cintas records this tax liability in long-term accrued liabilities on the consolidated balance sheets.

A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits (exclusive of interest and penalties) is as follows:

(In thousands)

Balance at June 1, 2019	$48,715
Additions for tax positions of the current year	3,976
Additions for tax positions of prior years	4,325
Settlements	(5,473)
Statute expirations	(6,873)
Balance at May 31, 2020	44,670
Additions for tax positions of the current year	4,728
Additions for tax positions of prior years	2,726
Settlements	(5,593)
Statute expirations	(4,074)
Balance at May 31, 2021	$42,457

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

All U.S. federal income tax returns are closed to audit through fiscal 2017. Cintas is currently in various audits in certain foreign jurisdictions and certain domestic states. The years under foreign and domestic state audits cover fiscal years back to 2014. Based on the resolution of the various audits and other potential regulatory developments, it is expected that the balance of unrecognized tax benefits will not materially change for the fiscal year ending May 31, 2022.

Foreign Withholding Tax
The Company asserts that all foreign earnings will be indefinitely reinvested, with the exception of certain foreign investments in which earnings and cash generation are in excess of local needs. With the passage of the Tax Act in the U.S., dividends of earnings from non-U.S. operations are generally no longer subject to U.S. income tax. Cintas continues to analyze the estimated impact of the non-U.S. income and withholding tax liabilities based on the source of these earnings, as well as the expected means through which those earnings may be taxed; however, the unrecorded tax is not material.

Note 10.  Employee Benefit Plans
Pension Plans
In conjunction with the acquisition of G&K in fiscal 2017, Cintas assumed the Pension Plan that covers substantially all legacy G&K employees who were employed as of July 1, 2005, except certain employees who were covered by union-administered plans. Benefits are based on the number of years of service and each employee’s compensation near retirement. We will make annual contributions to the Pension Plan consistent with federal funding requirements. The Pension Plan was frozen by G&K effective December 31, 2006. Future growth in benefits will not occur beyond this date. Applicable accounting standards require that the consolidated balance sheets reflect the funded status of the Pension Plan. The funded status of the Pension Plan is measured as the difference between the plan assets at fair value and the PBO. The PBO represents the actuarial present value of benefits expected to be paid upon retirement based on estimated future compensation levels. The measurement of the PBO is based on the Company’s estimates and actuarial valuations. The net pension liability at May 31, 2021 and 2020 is included in long-term accrued liabilities on the consolidated balance sheets. Unrecognized differences between actual amounts and estimates based on actuarial assumptions are included in accumulated other comprehensive income (loss) on our consolidated balance sheets. The difference between actual amounts and estimates based on actuarial assumptions are recognized in other comprehensive income (loss), net of tax, in the period in which they occur. The estimated amortization from accumulated other comprehensive income (loss) into net periodic benefit cost during fiscal year 2022 is immaterial.

Obligations and Funded Status at May 31: (In thousands)	2021	2020

Change in benefit obligation:
Projected benefit obligation, beginning of year	$105,357	$91,935
Interest cost	2,050	2,881
Actuarial (gain) loss	(4,460)	13,662
Benefits paid	(3,219)	(3,121)
Projected benefit obligation, end of year	$99,728	$105,357

Change in plan assets:
Fair value of plan assets, beginning of year	$68,341	$62,267
Actual return on plan assets	9,509	7,097
Employer contributions	3,613	2,098
Benefits paid	(3,219)	(3,121)
Fair value of plan assets, end of year	$78,244	$68,341

Funded status-net amount recognized	$(21,484)	$(37,016)

The net pension liability of $21.5 million and $37.0 million was included in long-term accrued liabilities on the consolidated balance sheets as of May 31, 2021 and 2020, respectively. An unrecognized net actuarial loss of $5.0 million and $16.2 million related to the Pension Plan was included in "other" within the accumulated other comprehensive income (loss) on the consolidated balance sheets at May 31, 2021 and 2020, respectively.

The components of net periodic pension benefit are summarized as follows for the fiscal years ended May 31:

(In thousands)	2021	2020

Interest cost	$2,050	$2,881
Expected return on assets	(2,924)	(2,961)
Amortization of net loss	222	—
Net periodic pension benefit	$(652)	$(80)

Assumptions
The following weighted average assumptions were used to determine benefit obligations for the Pension Plan for the fiscal years ended May 31 :

	2021	2020
Discount rate	2.83%	2.54%
Rate of compensation increase	N/A	N/A

The following weighted average assumptions were used to determine net periodic pension benefit for the Pension Plan for the fiscal years ended May 31:

	2021	2020
Discount rate	2.54%	3.54%
Expected return on plan assets	4.25%	4.80%
Rate of compensation increase	N/A	N/A

Plan Assets
The asset allocations in the Pension Plan at May 31, 2021 and 2020 are as follows:

	2021	2021	2020
	Target Asset Allocation	Actual Asset Allocation	Actual Asset Allocation

Large cap equity	26.0%	29.8%	25.0%
Small cap equity	5.0%	6.0%	4.4%
International equity	8.0%	8.3%	6.7%
Fixed income	45.0%	44.1%	51.5%
Absolute return strategy funds	16.0%	11.3%	11.9%
Cash	—%	0.5%	0.5%
Total	100.0%	100.0%	100.0%

Our investment committee, assisted by outside consultants, evaluates the objectives and investment policies concerning our long-term investment goals and asset allocation strategies. Plan assets are invested in various asset classes that are expected to produce a sufficient level of diversification and investment return over the long term. To develop the expected long-term rate of return on asset assumptions, we consider the historical returns and future expectations of returns for each asset class, as well as the target asset allocation, changes in investments expenses and investment goals of the pension portfolio. This resulted in the selection of 4.25% expected return on plan assets for fiscal year 2021 and 4.80% expected return on plan assets for fiscal year 2020. The investment goals are (1) to meet or exceed the assumed actuarial rate of return over the long term within reasonable and prudent levels of risk, and (2) to preserve the real purchasing power of assets to meet future obligations. The nature and duration of benefit obligations, along with assumptions concerning asset class returns and return correlations, are considered when determining an appropriate asset allocation to achieve the investment objectives. Pension plan assets for our qualified pension plans are held in a trust for the benefit of the plan participants and are invested in a diversified portfolio of equity investments, fixed income investments and cash. Risk targets are established and monitored against acceptable ranges. All investment policies and procedures are designed to ensure that the plans' investments are in compliance with the Employee Retirement Income Security Act. Guidelines are established defining permitted investments within each asset class.

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

Information on the Pension Plan investments, using the fair value hierarchy discussed in Note 1 entitled Significant Accounting Polices, is as follows as of May 31:

	2021				2020
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Cash equivalents	$556	$—	$—	$556	$585	$—	$—	$585
U.S. government securities	3,066	4,500	—	7,566	2,733	4,327	—	7,060
Corporate debt	—	26,762	—	26,762	—	27,666	—	27,666
Mutual funds:
U.S. securities	36,909	—	—	36,909	28,455	—	—	28,455
International securities	6,451	—	—	6,451	4,575	—	—	4,575
Total	$46,982	$31,262	$—	$78,244	$36,348	$31,993	$—	$68,341

We expect to make contributions of approximately $0.3 million to the Pension Plan during the next 12 months. The Pension Plan benefit payments expected to be paid for each of the next five years and thereafter are $4.1 million, $4.2 million, $4.4 million, $4.5 million, $4.7 million and $25.0 million, respectively.

Future changes in plan asset returns, assumed discount rates and various other factors related to the Pension Plan will impact future net periodic pension benefit (cost) and liabilities. We cannot predict the impact of these changes in the future, and any changes may have a material impact on our consolidated results of operations and consolidated financial position.

Cintas also administers a pension plan that was assumed in a previous acquisition and has historically been deemed immaterial for disclosure purposes. As of May 31, 2021 and 2020, the fair value of this pension plan's total assets was $9.2 million and $7.3 million, respectively, and the PBO was $8.9 million and $9.4 million, respectively.

Non-Contributory Retirement Plans
Cintas' Partners' Plan (the Plan) is a non-contributory profit sharing plan and Employee Stock Ownership Plan (ESOP) for the benefit of substantially all U.S. Cintas employee-partners who have completed one year of service. The Plan also includes a 401(k) savings feature covering substantially all U.S. employee-partners. The amounts of contributions to the Plan and ESOP, as well as the matching contribution to the 401(k), are made at the discretion of the Board of Directors. Total contributions, including Cintas' matching contributions, which approximate cost, were $75.6 million, $74.3 million and $67.6 million for the fiscal years ended May 31, 2021, 2020 and 2019, respectively. The expense associated with these contributions was recorded in selling and administrative expenses on the consolidated statements of income.

Cintas has a non-contributory deferred profit sharing plan (DPSP), which covers substantially all Canadian employee-partners. In addition, a registered retirement savings plan (RRSP) is offered to those employees. The amounts of contributions to the DPSP, as well as the matching contribution to the RRSP, are made at the discretion of the Board of Directors. Total contributions, which approximate cost, were $3.1 million, $2.6 million and $2.5 million for the fiscal years ended May 31, 2021, 2020 and 2019, respectively.

Cintas has a supplemental executive retirement plan (SERP) subject to Section 409A of the Internal Revenue Code for the benefit of certain highly compensated Cintas employee-partners. The SERP allows participants to defer the receipt of compensation which would otherwise become payable to them. Matching contributions are made at the discretion of the Board of Directors. Total matching contributions, which approximates cost, were $9.1 million, $8.4 million and $8.6 million for the fiscal years ended May 31, 2021, 2020 and 2019, respectively. The expense associated with these contributions was recorded in selling and administrative expenses on the consolidated statements of income.

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

Basic Earnings per Share from Continuing Operations (In thousands except per share data)	2021	2020	2019

Income from continuing operations	$1,110,968	$876,360	$882,635
Less: income from continuing operations allocated to participating securities	7,623	8,158	9,568
Income from continuing operations available to common shareholders	$1,103,345	$868,202	$873,067
Basic weighted average common shares outstanding	104,874	103,816	106,080

Basic earnings per share from continuing operations	$10.52	$8.36	$8.23

Diluted Earnings per Share from Continuing Operations (In thousands except per share data)	2021	2020	2019

Income from continuing operations	$1,110,968	$876,360	$882,635
Less: income from continuing operations allocated to participating securities	7,623	8,158	9,568
Income from continuing operations available to common shareholders	$1,103,345	$868,202	$873,067
Basic weighted average common shares outstanding	104,874	103,816	106,080
Effect of dilutive securities – employee stock options	2,833	3,196	3,415
Diluted weighted average common shares outstanding	107,707	107,012	109,495

Diluted earnings per share from continuing operations	$10.24	$8.11	$7.97

Basic and diluted earnings per share from discontinued operations were calculated using the two-class method. There were no discontinued operations for the fiscal year ended May 31, 2021. Basic earnings per share from discontinued operations rounded to $0.00 and $0.02 for the fiscal years ended May 31, 2020 and 2019, respectively. Diluted earnings per share from discontinued operations rounded to $0.00 and $0.02 for the fiscal years ended May 31, 2020 and 2019, respectively.

For the fiscal years ended May 31, 2021, 2020 and 2019, options granted to purchase 0.2 million, 0.2 million and 0.5 million shares of Cintas common stock, respectively, were excluded from the computation of diluted earnings per share. The exercise prices of these options were greater than the average market price of the common shares (anti-dilutive).

On August 2, 2016, we announced that the Board of Directors authorized a $500.0 million share buyback program. This program was completed in November 2018. On October 30, 2018, we announced that the Board of Directors authorized a $1.0 billion share buyback program. This program was completed in January 2021. On October 29, 2019, we announced the Board of Directors authorized a new $1.0 billion share buyback program, which does not have an expiration date.

The following table summarizes the buyback activity by program and fiscal year ended May 31:

	2021			2020			2019
Buyback Program (In thousands except per share data)	Shares	Average Price per Share	Purchase Price	Shares	Average Price per Share	Purchase Price	Shares	Average Price per Share	Purchase Price

August 2, 2016	—	$—	$—	—	$—	$—	2,130	$192.55	$410,003
October 30, 2018	190	$319.88	$60,877	1,607	$246.19	$395,681	2,673	$203.30	$543,442
October 29, 2019	1,196	$350.31	$418,779	—	$—	$—	—	$—	$—
	1,386	$346.13	$479,656	1,607	$246.19	$395,681	4,803	$198.53	$953,445

In the period subsequent to May 31, 2021, through July 28, 2021, we completed the October 29, 2019 program by purchasing 1.6 million shares of Cintas common stock at an average price of $365.41 for a total purchase price of $581.2 million. From the inception of the October 29, 2019 program through July 28, 2021, Cintas has purchased a total of 2.8 million shares of Cintas common stock at an average price of $358.93 per share for a total purchase price of $1.0 billion.

In addition to the buyback programs, Cintas acquired shares of Cintas common stock in satisfaction of employee payroll taxes due on restricted stock awards that vested during the fiscal year. For the fiscal year ended May 31, 2021, Cintas acquired 0.2 million shares at an average price of $302.52 per share for a total purchase price of $74.4 million. For the fiscal year ended May 31, 2020, Cintas acquired 0.3 million shares at an average price of $260.89 per share for a total purchase price of $68.8 million. For the fiscal year ended May 31, 2019, Cintas acquired 0.3 million shares at an average price of $204.50 per share for a total purchase price of $62.9 million.

Note 12.  Stock-Based Compensation
On August 2, 2016, the Board of Directors approved and adopted the Cintas Corporation 2016 Equity and Incentive Compensation Plan (the 2016 Plan) to replace the Cintas' 2005 Equity Compensation Plan, as amended (the 2005 Plan). The 2016 Plan was approved by Cintas shareholders at its Annual Meeting on October 18, 2016, at which time the 2016 Plan became effective. Under the 2016 Plan, Cintas may grant officers and key employee-partners equity compensation in the form of stock options, stock appreciation rights, restricted and unrestricted stock awards, performance awards and other stock unit awards representing up to an aggregate of 12,500,000 shares of Cintas' common stock. Any shares of common stock that remained available under the 2005 Plan became part of the total available share balance of 12,500,000 shares under the 2016 Plan. At May 31, 2021, 6,358,437 shares of common stock were reserved for future issuance under the 2016 Plan. Total compensation cost for stock-based awards for continuing operations was $112.0 million, $115.4 million and $139.2 million for the fiscal years ended May 31, 2021, 2020 and 2019, respectively. Cintas accounts for forfeitures of stock-based awards as they occur. The total income tax benefit recognized in the consolidated statements of income for share-based compensation arrangements for continuing operations was $28.6 million, $29.2 million and $34.0 million for the fiscal years ended May 31, 2021, 2020 and 2019, respectively.

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

The fair value of options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions for the fiscal years ended May 31:

	2021	2020	2019

Risk-free interest rate	0.4%	1.9%	2.7%
Dividend yield	1.1%	1.1%	1.2%
Expected volatility of Cintas' common stock	23.5%	19.0%	17.9%
Expected life of the option in years	5.5	6.0	6.0

The risk-free interest rate is based on U.S. government issues with a remaining term equal to the expected life of the stock options. The determination of expected volatility is based on historical volatility of Cintas' common stock over the period commensurate with the expected term of stock options, as well as other relevant factors. The weighted average expected term was determined based on the historical employee exercise behavior of the options. The weighted-average fair value of stock options granted during fiscal 2021, 2020 and 2019 was $66.52, $48.20 and $47.68, respectively.

The information presented in the following table relates primarily to stock options granted and outstanding under either the 2016 Plan or under previously adopted plans:

	Shares	Weighted Average Exercise Price

Outstanding, June 1, 2018 (2,006,922 shares exercisable)	8,930,186	$96.71
Granted	1,013,005	219.37
Canceled	(3,045)	58.03
Forfeited	(397,304)	155.39
Exercised	(1,333,908)	54.14
Outstanding, May 31, 2019 (1,919,976 shares exercisable)	8,208,934	123.80
Granted	575,813	250.50
Canceled	(5,432)	72.17
Forfeited	(312,391)	185.08
Exercised	(1,361,525)	70.03
Outstanding, May 31, 2020 (1,913,374 shares exercisable)	7,105,399	145.54
Granted	747,550	348.24
Canceled	(1,452)	59.51
Forfeited	(91,722)	193.94
Exercised	(1,704,251)	83.31
Outstanding, May 31, 2021 (1,548,867 shares exercisable)	6,055,524	$191.11

The intrinsic value of stock options exercised was $402.3 million, $262.1 million and $193.6 million for the fiscal years ended May 31, 2021, 2020 and 2019, respectively. The total cash received from employees as a result of employee stock option exercises for the fiscal years ended May 31, 2021, 2020 and 2019 was $130.0 million, $90.5 million and $65.4 million, respectively.

The fair value of stock options vested was $30.5 million, $27.8 million and $22.4 million for the fiscal years ended May 31, 2021, 2020 and 2019, respectively.

The following table summarizes the information related to stock options outstanding at May 31, 2021:

		Outstanding Options		Exercisable Options
Range of Exercise Prices	Number Outstanding	Average Remaining Option Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$28.14 - $108.39	1,621,375	3.93	$83.28	1,248,866	$75.94
$108.40 - $204.48	1,329,236	6.30	143.30	280,610	137.55
$204.49 - $260.79	1,865,666	7.58	228.36	6,752	230.79
$260.80 - $361.09	1,239,247	9.61	327.37	12,639	277.33
$28.14 - $361.09	6,055,524	6.74	$191.11	1,548,867	$89.42

At May 31, 2021, the aggregate intrinsic value of stock options outstanding and exercisable was $983.6 million and $409.1 million, respectively. The weighted-average remaining contractual term of stock options exercisable is 4.1 years.

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

The information presented in the following table relates to restricted stock awards granted and outstanding under either the 2016 Plan or under previously adopted plans:

	Shares	Weighted Average Grant Price

Outstanding, unvested grants at June 1, 2018	2,641,114	$122.18
Granted	425,614	221.27
Forfeited	(109,393)	169.48
Vested	(765,647)	93.37
Outstanding, unvested grants at May 31, 2019	2,191,688	149.12
Granted	228,292	248.39
Forfeited	(135,934)	208.37
Vested	(658,831)	113.93
Outstanding, unvested grants at May 31, 2020	1,625,215	199.73
Granted	274,843	352.68
Forfeited	(48,586)	241.95
Vested	(610,249)	147.32
Outstanding, unvested grants at May 31, 2021	1,241,223	$264.63

The remaining unrecognized compensation cost related to unvested stock options and restricted stock at May 31, 2021 was $224.0 million. The weighted-average period of time over which this cost will be recognized is 1.98 years.

Note 13.  Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss), net of tax:

(In thousands)	Foreign Currency	Unrealized Loss on Interest Rate Hedges	Other	Total

Balance at June 1, 2019	$(15,022)	$(18,389)	$(5,741)	$(39,152)
Cumulative effect of change in accounting principle (1)	—	2,058	(83)	1,975
Other comprehensive loss before reclassifications	(11,321)	(94,954)	(8,495)	(114,770)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,433)	—	(1,433)
Net current period other comprehensive loss	(11,321)	(96,387)	(8,495)	(116,203)
Balance at May 31, 2020	(26,343)	(112,718)	(14,319)	(153,380)
Other comprehensive income before reclassifications	68,182	106,843	10,676	185,701
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,433)	—	(1,433)
Net current period other comprehensive income	68,182	105,410	10,676	184,268
Balance at May 31, 2021	$41,839	$(7,308)	$(3,643)	$30,888
(1) Effective June 1, 2019, Cintas adopted ASU 2018-02, on a prospective basis, which resulted in this reclassification adjustment of the stranded tax effects from retained earnings to accumulated other comprehensive income that was determined using a specific identification method.

The following table summarizes the reclassifications out of accumulated other comprehensive income (loss) during the fiscal years ended May 31:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line in the Consolidated Statements of Income

(In thousands)	2021	2020

Amortization of interest rate locks	$1,896	$1,896	Interest expense
Tax expense	(463)	(463)	Income taxes
Amortization of interest rate locks, net of tax	$1,433	$1,433

Note 14.  Operating Segment Information
Cintas’ reportable operating segments are Uniform Rental and Facility Services and First Aid and Safety Services. The Uniform Rental and Facility Services reportable operating segment, consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items. In addition to these rental items, restroom cleaning services and supplies, and the sale of items from our catalogs to our customers on route are included within this reportable operating segment. The First Aid and Safety Services reportable operating segment consists of first aid and safety products and services. The remainder of Cintas’ operating segments, which consists of the Fire Protection Services operating segment and the Uniform Direct Sale operating segment, is included in All Other.

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

(In thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Corporate (1)	Total
May 31, 2021
Revenue	$5,689,632	$784,291	$642,417	$—	$7,116,340
Gross margin	$2,706,118	$332,336	$276,197	$—	$3,314,651
Selling and administrative expenses	1,480,278	251,153	197,728	—	1,929,159
Interest expense, net	—	—	—	97,743	97,743
Income before income taxes	$1,225,840	$81,183	$78,469	$(97,743)	$1,287,749
Depreciation and amortization	$323,596	$43,314	$21,041	$—	$387,951
Capital expenditures	$104,020	$34,384	$5,066	$—	$143,470
Total assets	$6,743,272	$637,663	$362,248	$493,640	$8,236,823

May 31, 2020
Revenue	$5,643,494	$708,569	$733,057	$—	$7,085,120
Gross margin	$2,588,349	$338,661	$306,738	$—	$3,233,748
Selling and administrative expenses	1,583,791	231,769	255,492	—	2,071,052
Interest expense, net	—	—	—	104,405	104,405
Income before income taxes	$1,004,558	$106,892	$51,246	$(104,405)	$1,058,291
Depreciation and amortization	$317,699	$38,516	$22,838	$—	$379,053
Capital expenditures	$183,364	$35,678	$11,247	$—	$230,289
Total assets	$6,531,673	$611,205	$381,605	$145,402	$7,669,885

May 31, 2019
Revenue	$5,552,430	$619,470	$720,403	$—	$6,892,303
Gross margin	$2,524,831	$297,074	$306,683	$—	$3,128,588
Selling and administrative expenses	1,533,711	206,990	239,943	—	1,980,644
G&K Services, Inc. integration expenses	14,410	—	—	—	14,410
Gain on sale of a cost method investment	—	—	—	69,373	69,373
Interest expense, net	—	—	—	100,508	100,508
Income before income taxes	$976,710	$90,084	$66,740	$(31,135)	$1,102,399
Depreciation and amortization	$301,328	$36,824	$21,941	$—	$360,093
Capital expenditures	$220,373	$36,783	$19,563	$—	$276,719
Total assets	$6,442,461	$504,920	$392,636	$96,645	$7,436,662
(1)     Corporate assets represent the consolidated cash balance in all periods presented.

Item 9.  Changes in and Disagreements with
Accountants on Accounting and Financial Disclosure
None.

Item 9A.  Controls and Procedures
Disclosure Controls and Procedures
With the participation of Cintas' management, including Cintas' President and Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, Cintas has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act) as of May 31, 2021. Based on such evaluation, Cintas' management, including Cintas' President and Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, have concluded that Cintas' disclosure controls and procedures were effective as of May 31, 2021, in ensuring (i) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is accumulated and communicated to Cintas' management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting
Management's Report on Internal Control over Financial Reporting and the Report of Ernst & Young LLP, Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this Annual Report on Form 10-K and are incorporated by reference herein.
There were no changes in Cintas' internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended May 31, 2021, that have materially affected, or are reasonably likely to materially affect, Cintas' internal control over financial reporting.

Item 9B.  Other Information
None.

Item 9C. Disclosure Regarding
Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance
The information required under this item is incorporated herein by reference to the material contained in Cintas' definitive proxy statement for the 2021 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the close of the fiscal year (the Proxy Statement).

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

The following table provides information about Cintas' common stock that may be issued under Cintas' equity compensation plans as of May 31, 2021.

Equity Compensation Plan Information Plan category	Number of shares to be issued upon exercise of outstanding options (1)	Weighted average exercise price of outstanding options (1)	Number of shares remaining available for future issuance under equity compensation plans

Equity compensation plans approved by shareholders	6,055,524	$191.11	6,358,437
Equity compensation plans not approved by shareholders	—	—	—
Total	6,055,524	$191.11	6,358,437

(1)    Excludes 1,241,223 unvested restricted stock units.

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

For each of the three years in the period ended May 31, 2021.

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

14		Code of Ethics (Incorporated by reference to Exhibit 14 to Cintas' Annual Report on Form 10-K for the year ended May 31, 2004).

21	**	Subsidiaries of the Registrant.

22	**	Subsidiary Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize Securities of the Registrant.

23	**	Consent of Independent Registered Public Accounting Firm.

31.1	**	Certification of Principal Executive Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	**	Certification of Principal Financial Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	**	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. § 1350.

32.2	**	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. § 1350.

101
The following financial statements from Cintas' Annual Report on Form 10-K for the fiscal year ended May 31, 2021, formatted in Inline XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104		The cover page from Cintas' Annual Report on Form 10-K for the fiscal year ended May 31, 2021, formatted in Inline XBRL (included as Exhibit 101).

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

CINTAS CORPORATION

By:	/s/	Todd M. Schneider
Todd M. Schneider
President and Chief Executive Officer

DATE SIGNED: July 28, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Capacity	Date

/s/	Todd M. Schneider Todd M. Schneider	President, Chief Executive Officer and Director (Principal Executive Officer)	July 28, 2021

/s/	Scott D. Farmer Scott D. Farmer	Executive Chairman of the Board of Directors	July 28, 2021

/s/	Ronald W. Tysoe Ronald W. Tysoe	Director	July 28, 2021

/s/	John F. Barrett John F. Barrett	Director	July 28, 2021

/s/	Karen L. Carnahan Karen L. Carnahan	Director	July 28, 2021

/s/	J. Michael Hansen J. Michael Hansen	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	July 28, 2021

Cintas Corporation
Schedule II — Valuation and Qualifying Accounts and Reserves

(In thousands)	Balance at Beginning of Year	Additions (1)	Deductions (2)(4)	Balance at End of Year

Allowance for Doubtful Accounts
May 31, 2019 (3)	$10,053	$7,752	$6,462	$11,343
May 31, 2020 (3)	$11,343	$40,521	$16,431	$35,433
May 31, 2021	$35,433	$27,517	$50,853	$12,097

(1)Represents amounts charged to expense to increase reserve for estimated future bad debts.

(2)Represents reductions in the consolidated balance sheet reserve due to the actual write-off of non-collectible accounts receivable. These amounts do not impact Cintas' consolidated statements of income.

(3) Fiscal 2020 and fiscal 2019 have been recast to align with the allowance for doubtful account methodology and presentation upon adoption of Topic 326 on June 1, 2020.

(4) The deductions in fiscal 2021 include $14.2 million of incremental allowance for doubtful accounts recorded as of May 31, 2020 in response to uncertainties related to customer collections impacted by the COVID-19 pandemic. Certain of the corresponding trade receivables were collected during fiscal 2021, and the incremental reserve was reversed as the Company's estimates and assumptions related to the impact of COVID-19 changed during fiscal 2021.