Form 10-Q
period 2021-08-31
CINTAS CORP
filed 2021-10-07
CIK 723254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	August 31, 2021
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding September 30, 2021
Common Stock, no par value	103,407,624

CINTAS CORPORATION

Part I. Financial Information
ITEM 1.
FINANCIAL STATEMENTS
CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
(In thousands except per share data)

	Three Months Ended
	August 31, 2021	August 31, 2020
Revenue:
Uniform rental and facility services	$1,508,176	$1,394,411
Other	388,774	352,164
Total revenue	1,896,950	1,746,575

Costs and expenses:
Cost of uniform rental and facility services	779,301	715,412
Cost of other	214,893	204,962
Selling and administrative expenses	508,655	476,495

Operating income	394,101	349,706

Interest income	(56)	(64)
Interest expense	21,854	24,550

Income before income taxes	372,303	325,220
Income taxes	41,124	25,215
Net income	$331,179	$300,005

Basic earnings per share	$3.19	$2.86

Diluted earnings per share	$3.11	$2.78

Dividends declared per share	$0.95	$—

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended
	August 31, 2021	August 31, 2020

Net income	$331,179	$300,005

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(24,016)	26,946
Change in fair value of interest rate lock agreements, net of tax (benefit) expense of $(12,554) and $3,672, respectively	(36,679)	10,842
Amortization of interest rate lock agreements, net of tax benefit of $148 and $116, respectively	(459)	(358)

Other comprehensive (loss) income, net of tax (benefit) expense of $(12,406) and $3,788, respectively	(61,154)	37,430

Comprehensive income	$270,025	$337,435

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands except share data)

	August 31, 2021	May 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$79,749	$493,640
Accounts receivable, net	927,360	901,710
Inventories, net	463,692	481,797
Uniforms and other rental items in service	846,656	810,104
Income taxes, current	11,249	22,282
Prepaid expenses and other current assets	148,960	133,776
Total current assets	2,477,666	2,843,309

Property and equipment, net	1,301,233	1,318,438

Investments	295,268	274,616
Goodwill	2,924,993	2,913,069
Service contracts, net	403,982	408,445
Operating lease right-of-use assets, net	159,289	168,532
Other assets, net	295,319	310,414
	$7,857,750	$8,236,823

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$202,968	$230,786
Accrued compensation and related liabilities	155,212	241,469
Accrued liabilities	592,384	518,910
Operating lease liabilities, current	43,308	43,850
Debt due within one year	1,275,167	899,070
Total current liabilities	2,269,039	1,934,085

Long-term liabilities:
Debt due after one year	1,343,222	1,642,833
Deferred income taxes	395,599	386,647
Operating lease liabilities	122,291	130,774
Accrued liabilities	418,396	454,637
Total long-term liabilities	2,279,508	2,614,891

Shareholders’ equity:
Preferred stock, no par value:	—	—
100,000 shares authorized, none outstanding
Common stock, no par value, and paid-in capital:	1,625,594	1,516,202
425,000,000 shares authorized
FY 2022: 190,127,513 shares issued and 103,329,218 shares outstanding
FY 2021: 189,071,185 shares issued and 104,061,391 shares outstanding
Retained earnings	8,109,368	7,877,015
Treasury stock:	(6,395,493)	(5,736,258)
FY 2022: 86,798,295 shares
FY 2021: 85,009,794 shares
Accumulated other comprehensive (loss) income	(30,266)	30,888
Total shareholders’ equity	3,309,203	3,687,847
	$7,857,750	$8,236,823
See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands)

	Common Stock and Paid-In Capital		Retained Earnings	Other Accumulated Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
	Shares	Amount			Shares	Amount

Balance at June 1, 2021	189,071	$1,516,202	$7,877,015	$30,888	(85,010)	$(5,736,258)	$3,687,847
Net income	—	—	331,179	—	—	—	331,179
Comprehensive loss, net of tax	—	—	—	(61,154)	—	—	(61,154)
Dividends	—	—	(98,826)	—	—	—	(98,826)
Stock-based compensation	—	36,496	—	—	—	—	36,496
Vesting of stock-based compensation awards	493	—	—	—	—	—	—
Stock options exercised, net of shares surrendered	564	72,896	—	—	—	—	72,896
Repurchase of common stock	—	—	—	—	(1,788)	(659,235)	(659,235)
Balance at August 31, 2021	190,128	$1,625,594	$8,109,368	$(30,266)	(86,798)	$(6,395,493)	$3,309,203

	Common Stock and Paid-In Capital		Retained Earnings	Other Accumulated Comprehensive Loss	Treasury Stock		Total Shareholders' Equity
	Shares	Amount			Shares	Amount

Balance at June 1, 2020	186,793	$1,274,210	$7,296,509	$(153,380)	(83,378)	$(5,182,137)	$3,235,202
Net income	—	—	300,005	—	—	—	300,005
Comprehensive income, net of tax	—	—	—	37,430	—	—	37,430
Stock-based compensation	—	29,055	—	—	—	—	29,055
Vesting of stock-based compensation awards	568	—	—	—	—	—	—
Stock options exercised, net of shares surrendered	795	72,123	—	—	—	—	72,123
Repurchase of common stock	—	—	—	—	(230)	(69,011)	(69,011)
Balance at August 31, 2020	188,156	$1,375,388	$7,596,514	$(115,950)	(83,608)	$(5,251,148)	$3,604,804

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	August 31, 2021	August 31, 2020
Cash flows from operating activities:
Net income	$331,179	$300,005
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	60,955	60,574
Amortization of intangible assets and capitalized contract costs	36,994	35,605
Stock-based compensation	36,496	29,055
Gain on sale of operating assets	(12,178)	—
Deferred income taxes	22,887	(8,716)
Change in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(27,742)	7,118
Inventories, net	14,986	(77,944)
Uniforms and other rental items in service	(39,274)	16,552
Prepaid expenses and other current assets and capitalized contract costs	(36,724)	(42,277)
Accounts payable	(26,272)	20,358
Accrued compensation and related liabilities	(85,834)	(10,067)
Accrued liabilities and other	(24,342)	(14,297)
Income taxes, current	11,010	(3,674)
Net cash provided by operating activities	262,141	312,292

Cash flows from investing activities:
Capital expenditures	(48,748)	(30,876)
Purchases of investments	(8,738)	(4,940)
Proceeds from sale of operating assets	15,070	—
Acquisitions of businesses, net of cash acquired	(35,725)	(1,984)
Other, net	(6,180)	(2,142)
Net cash used in investing activities	(84,321)	(39,942)

Cash flows from financing activities:
Issuance of commercial paper, net	326,000	—
Repayment of debt	(250,000)	—
Proceeds from exercise of stock-based compensation awards	72,896	72,123
Dividends paid	(79,135)	—
Repurchase of common stock	(659,235)	(69,011)
Other, net	(610)	(869)
Net cash (used in) provided by financing activities	(590,084)	2,243

Effect of exchange rate changes on cash and cash equivalents	(1,627)	1,547

Net (decrease) increase in cash and cash equivalents	(413,891)	276,140

Cash and cash equivalents at beginning of period	493,640	145,402

Cash and cash equivalents at end of period	$79,749	$421,542
See accompanying notes.

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation
The consolidated condensed financial statements of Cintas Corporation (Cintas, the Company, we, us or our) included herein have been prepared by Cintas, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with United States generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. While we believe that the disclosures are adequately presented, we suggest that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2021. A summary of our significant accounting policies is presented beginning on page 40 of that report. There have been no material changes in the accounting policies followed by Cintas during the current fiscal year.

Interim results are subject to variations and are not necessarily indicative of the results of operations for a full fiscal year. In the opinion of management, adjustments (which include only normal recurring adjustments) necessary for a fair statement of the consolidated results of the interim periods shown have been made.

Inventories, net are valued at the lower of cost (first-in, first-out) or net realizable value. Inventory is comprised of the following:

(In thousands)	August 31, 2021	May 31, 2021

Raw materials	$15,732	$15,109
Work in process	30,681	37,664
Finished goods	417,279	429,024
	$463,692	$481,797
Inventories are recorded net of reserves for obsolete inventory (excess and slow-moving) of $110.2 million and $111.0 million at August 31, 2021 and May 31, 2021, respectively. The inventory obsolescence reserve is determined by specific identification, as well as an estimate based on Cintas' historical rates of obsolescence. Once a specific inventory item is written down to the lower of cost or net realizable value, a new cost basis has been established, and that inventory item cannot subsequently be marked up.
Reclassification of Prior Year Presentation
Certain prior year amounts have been reclassified for consistency with the current year presentation. The reclassification has been reflected in the consolidated condensed balance sheet and consolidated condensed statement of shareholders' equity for the fiscal year ended May 31, 2021 and the three months ended August 31, 2020, to combine common stock and paid-in capital for disclosure purposes. These reclassifications had no effect on the Company's reported results of operations.
New Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 is part of the FASB’s overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. ASU 2019-12 removes certain exceptions to the general principles of Accounting Standards Codification (ASC) 740, Income Taxes (ASC 740), in order to reduce the cost and complexity of its application in the areas of intraperiod tax allocation, deferred tax liabilities related to outside basis differences, year-to-date losses in interim periods and other areas within ASC 740. The Company adopted ASU 2019-12 on June 1, 2021. The adoption of ASU 2019-12 did not have a material impact on the Company’s consolidated condensed financial statements currently but may in future periods.

No other new accounting pronouncement recently issued or newly effective had, or is expected to have, a material impact on Cintas' consolidated condensed financial statements.

Note 2 - Revenue Recognition
The following table presents Cintas' total revenue disaggregated by operating segment for the three months ended August 31:

(In thousands)	2021		2020

Uniform Rental and Facility Services	$1,508,176	79.5%	$1,394,411	79.8%
First Aid and Safety Services	199,116	10.5%	204,481	11.7%
Fire Protection Services	128,218	6.8%	108,065	6.2%
Uniform Direct Sales	61,440	3.2%	39,618	2.3%
Total revenue	$1,896,950	100.0%	$1,746,575	100.0%

Fire Protection Services and Uniform Direct Sales operating segments are included within All Other as disclosed in Note 12 entitled Segment Information.

Revenue Recognition Policy
Approximately 95% of the Company's revenues are derived from fees for route servicing of Uniform Rental and Facility Services, First Aid and Safety Services and Fire Protection Services, performed by a Cintas employee-partner, at the customer's location of business. Revenues from our route servicing customer contracts represent a single-performance obligation. The Company recognizes revenues over time as services are performed based on the nature of services provided and contractual rates (output method) or at a point in time when the performance obligation under the terms of the contract with a customer are satisfied, at the customer's location of business. The Company's remaining revenue, primarily within the Uniform Direct Sales operating segment, and representing approximately 5% of the Company's total revenue, is recognized when the obligations under the terms of a contract with a customer are satisfied. This generally occurs when the goods are transferred to the customer.

Revenue recorded is presented net of sales and other taxes we collect on behalf of governmental authorities. Shipping and handling costs charged to customers are treated as fulfillment activities and are recorded in both revenue and cost of sales at the time control is transferred to the customer. Certain of our customer contracts, include pricing terms and conditions that include components of variable consideration. The variable consideration is typically in the form of consideration paid to a customer based on performance metrics specified within the contract. Specifically, some contracts contain discounts or rebates that the customer can earn through the achievement of specified volume levels. Each component of variable consideration is earned based on the Company's actual performance during the measurement period specified within the contract. To determine the transaction price, the Company estimates the variable consideration using the most likely amount method, based on the specific contract provisions and known performance results during the relevant measurement period. When determining if variable consideration should be constrained, the Company considers whether factors outside its control could result in a significant reversal of revenue. In making these assessments, the Company considers the likelihood and magnitude of a potential reversal. The Company's performance period generally corresponds with the monthly invoice period. No constraints on our revenue recognition were applied during the three months ended August 31, 2021 or 2020. The Company reassesses these estimates during each reporting period. Cintas maintains a liability for these discounts and rebates within accrued liabilities on the consolidated condensed balance sheets. Variable consideration also includes consideration paid to a customer at the beginning of a contract. Cintas capitalizes this consideration and amortizes it over the life of the contract as a reduction to revenue. These assets are included in other assets, net on the consolidated condensed balance sheets.

Additionally, certain Uniform Direct Sales operating segment customer contracts contain a provision with an enforceable right of payment, and the underlying product has no alternative use to Cintas. Consequently, when both aforementioned provisions are prevalent in a customer contract, the revenue is recorded for finished goods that the customer is obligated to purchase under the termination terms of the contract.

We are exposed to credit losses primarily through our trade receivables. We determine the allowance for credit losses using both an estimate, based on historical rates of collections, and reserves for specific accounts identified as uncollectible. The portion of the allowance that is an estimate based on Cintas' historical rates of collections is recorded for overdue amounts, beginning with a nominal percentage when the account is current and increasing substantially as the account ages. The amount provided as the account ages will differ slightly between the Uniform

Rental and Facility Services reportable operating segment, the First Aid and Safety Services reportable operating segment and All Other because of differences in customers served and the nature of each business. We update our estimate of credit loss reserves quarterly, considering recent write-offs and collections information and underlying economic expectations.

Costs to Obtain a Contract
The Company capitalizes commission expenses paid to our employee-partners when the commissions are deemed to be incremental for obtaining the route servicing customer contract. As permitted by ASC 606, "Revenue", the Company has elected to apply the guidance to a portfolio of contracts (or performance obligations) with similar characteristics because the Company reasonably expects that the effects on the consolidated condensed financial statements of applying this guidance to the portfolio would not differ materially from applying this guidance to the individual contracts within the portfolio. The Company also continues to expense certain costs to obtain a contract if those costs do not meet the criteria of the standard or the amortization period of the asset would have been one year or less. The deferred commissions are amortized on a straight-line basis over the expected period of benefit. We review the deferred commission balances for impairment on an ongoing basis. Deferred commissions are classified as current or noncurrent based on the timing of when we expect to recognize the expense. The current portion is included in prepaid expenses and other current assets and the noncurrent portion is included in other assets, net on the Company's consolidated condensed balance sheets. As of August 31, 2021, the current and noncurrent assets related to deferred commissions totaled $80.2 million and $227.2 million, respectively. As of May 31, 2021, the current and noncurrent assets related to deferred commissions totaled $79.4 million and $227.1 million, respectively. We recorded amortization expense related to deferred commissions of $21.4 million and $20.4 million during the three months ended August 31, 2021 and 2020, respectively. These expenses are classified in selling and administrative expenses on the consolidated condensed statements of income.
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

Operating lease costs were $18.2 million and $17.1 million for the three months ended August 31, 2021 and 2020, respectively. Short-term lease expense and variable lease costs are included within operating lease costs and immaterial for the three months ended August 31, 2021 and 2020.

The following table provides supplemental information related to the Company's consolidated condensed statements of cash flows for the three months ended August 31:

(In thousands)	2021	2020

Cash paid for amounts included in the measurement of operating lease liabilities	$11,913	$12,254
Operating lease right-of-use assets obtained in exchange for new and renewed operating lease liabilities	$2,792	$9,317

Other information related to the operating lease right-of-use assets, net and operating lease liabilities was as follows:

	August 31, 2021	May 31, 2021

Weighted-average remaining lease term - operating leases	5.22 years	5.33 years
Weighted-average discount rate - operating leases	2.29%	2.32%
The contractual future minimum lease payments of Cintas' operating lease liabilities by fiscal year are as follows as of August 31, 2021:

(In thousands)

2022 (remaining nine months)	$35,794
2023	40,285
2024	29,941
2025	22,509
2026	16,995
Thereafter	30,336
Total payments	175,860
Less interest	(10,261)
Total present value of lease payments	$165,599

Note 4 - Fair Value Measurements
All financial instruments that are measured at fair value on a recurring basis (at least annually) have been classified within the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the consolidated condensed balance sheet date. These financial instruments measured at fair value on a recurring basis are summarized below:

	As of August 31, 2021
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$79,749	$—	$—	$79,749
Other assets, net:
Interest rate lock agreements	—	18,335	—	18,335
Total assets at fair value	$79,749	$18,335	$—	$98,084

Current accrued liabilities:
Interest rate lock agreements	$—	$88,736	$—	$88,736
Total liabilities at fair value	$—	$88,736	$—	$88,736

	As of May 31, 2021
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$493,640	$—	$—	$493,640
Other assets, net:
Interest rate lock agreements	—	40,400	—	40,400
Total assets at fair value	$493,640	$40,400	$—	$534,040

Long-term accrued liabilities:
Interest rate lock agreements	$—	$61,567	$—	$61,567
Total liabilities at fair value	$—	$61,567	$—	$61,567

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

The fair values of Cintas' interest rate lock agreements are based on similar exchange traded derivatives (market approach) and are, therefore, included within Level 2 of the fair value hierarchy. The fair value was determined by comparing the locked rates against the benchmarked treasury rate. No other amounts included in other assets, net, current accrued liabilities or long-term accrued liabilities are recorded at fair value on a recurring basis.

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

In addition to assets and liabilities that are recorded at fair value on a recurring basis, Cintas records assets and liabilities at fair value on a nonrecurring basis as required under U.S. GAAP. The assets and liabilities measured at fair value on a nonrecurring basis primarily relate to assets and liabilities acquired in a business acquisition, which were not material during the three months ended August 31, 2021 and 2020.

Note 5 - Investments
Cintas' investments are summarized as follows:

(In thousands)	August 31, 2021	May 31, 2021

Cash surrender value of insurance policies	$274,721	$252,061
Equity method investments	18,383	19,388
Cost method investments	2,164	3,167
Total investments	$295,268	$274,616
Investments are generally evaluated for impairment on an annual basis or when indicators of impairment exist. For the three months ended August 31, 2021 and 2020, no impairment losses were recorded.

Note 6 - Earnings Per Share
Cintas uses the two-class method to calculate basic and diluted earnings per share as a result of outstanding participating securities in the form of restricted stock awards. The following tables set forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Cintas’ common shares for the three months ending August 31:

Basic Earnings per Share (In thousands except per share data)	2021	2020

Net income	$331,179	$300,005
Less: income allocated to participating securities	1,765	2,173
Income available to common shareholders	$329,414	$297,832
Basic weighted average common shares outstanding	103,295	104,110

Basic earnings per share	$3.19	$2.86

Diluted Earnings per Share (In thousands except per share data)	2021	2020

Net income	$331,179	$300,005
Less: income allocated to participating securities	1,765	2,173
Income available to common shareholders	$329,414	$297,832
Basic weighted average common shares outstanding	103,295	104,110
Effect of dilutive securities – employee stock options	2,649	3,019
Diluted weighted average common shares outstanding	105,944	107,129

Diluted earnings per share	$3.11	$2.78

For the three months ended August 31, 2021 and 2020, options granted to purchase 0.1 million and 0.2 million shares of Cintas common stock, respectively, were excluded from the computation of diluted earnings per share. The exercise prices of these options were greater than the average market price of the common stock (anti-dilutive).

On October 29, 2019, Cintas announced that the Board of Directors authorized a $1.0 billion share buyback program, which was completed during the first quarter of fiscal 2022. From the inception of the October 29, 2019 share buyback program through July 2021, Cintas purchased a total of 2.8 million shares of Cintas common stock at an average price of $358.93 per share for a total purchase price of $1.0 billion. On July 27, 2021, Cintas announced that the Board of Directors authorized a new $1.5 billion share buyback program, which does not have an expiration date. The following tables summarize the share buyback activity by program for the three months ended August 31:

	2021			2020
Buyback Program (In thousands except per share data)	Shares	Avg. Price per Share	Purchase Price	Shares	Avg. Price per Share	Purchase Price

October 29, 2019	1,590	$365.41	$581,220	—	$—	$—
July 27, 2021	—	$—	$—	—	$—	$—
	1,590	$365.41	$581,220	—	$—	$—

There were no share buybacks in the period subsequent to August 31, 2021, through October 7, 2021 under any share buyback program.

For the three months ended August 31, 2021, Cintas acquired 0.2 million shares of Cintas common stock for employee payroll taxes due on restricted stock awards that vested. These shares were acquired at an average price of $394.19 per share for a total purchase price of $78.0 million. For the three months ended August 31, 2020, Cintas acquired 0.2 million shares of Cintas common stock for employee payroll taxes due on restricted stock awards that vested. These shares were acquired at an average price of $300.01 per share for a total purchase price of $69.0 million.

Note 7 - Goodwill, Service Contracts and Other Assets
Changes in the carrying amount of goodwill and service contracts for the three months ended August 31, 2021, by reportable operating segment and All Other, are as follows:

Goodwill (in thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Total

Balance as of June 1, 2021	$2,547,510	$248,571	$116,988	$2,913,069
Goodwill acquired	24,512	—	41	24,553
Foreign currency translation	(11,565)	(1,024)	(40)	(12,629)
Balance as of August 31, 2021	$2,560,457	$247,547	$116,989	$2,924,993

Service Contracts (in thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Total

Balance as of June 1, 2021	$369,141	$18,294	$21,010	$408,445
Service contracts acquired	12,807	—	53	12,860
Service contracts amortization	(12,380)	(991)	(1,190)	(14,561)
Foreign currency translation	(2,637)	(125)	—	(2,762)
Balance as of August 31, 2021	$366,931	$17,178	$19,873	$403,982
Information regarding Cintas’ service contracts and other assets is as follows:

	As of August 31, 2021			As of May 31, 2021
(In thousands)	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net

Service contracts	$969,728	$565,746	$403,982	$961,942	$553,497	$408,445

Capitalized contract costs (1)	$480,535	$253,298	$227,237	$459,079	$231,940	$227,139
Noncompete and consulting agreements	45,783	42,601	3,182	44,683	42,408	2,275
Other	89,293	24,393	64,900	105,371	24,371	81,000
Total other assets	$615,611	$320,292	$295,319	$609,133	$298,719	$310,414
(1)    The current portion of capitalized contract costs, included in prepaid expenses and other current assets on the consolidated condensed balance sheets as of August 31, 2021 and May 31, 2021, is $80.2 million and $79.4 million, respectively.

Amortization expense for service contracts and other assets was $36.5 million and $35.1 million for the three months ended August 31, 2021 and 2020, respectively. These expenses are recorded in selling and administrative expenses on the consolidated condensed statements of income. As of August 31, 2021, the estimated future amortization expense for service contracts and other assets, excluding any future acquisitions and commissions to be earned, is as follows:

Fiscal Year (In thousands)

2022 (remaining nine months)	$104,871
2023	122,464
2024	110,029
2025	96,113
2026	79,013
Thereafter	204,245
Total future amortization expense	$716,735

Note 8 - Debt, Derivatives and Hedging Activities
Cintas' outstanding debt is summarized as follows:

(In thousands)	Interest Rate		Fiscal Year Issued	Fiscal Year Maturity	August 31, 2021	May 31, 2021

Debt due within one year
Senior notes	4.30%		2012	2022	$—	$250,000
Senior notes	2.90%		2017	2022	650,000	650,000
Senior notes	3.25%		2013	2023	300,000	—
Commercial paper	0.20%	(1)	2022	2022	326,000	—
Debt issuance costs					(833)	(930)
Total debt due within one year					$1,275,167	$899,070

Debt due after one year
Senior notes	3.25%		2013	2023	$—	$300,000
Senior notes (2)	2.78%		2013	2023	50,707	50,815
Senior notes (3)	3.11%		2015	2025	51,217	51,301
Senior notes	3.70%		2017	2027	1,000,000	1,000,000
Senior notes	6.15%		2007	2037	250,000	250,000
Debt issuance costs					(8,702)	(9,283)
Total debt due after one year					$1,343,222	$1,642,833
(1)    Variable rate debt instrument. The rate presented is the variable borrowing rate at August 31, 2021.
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

Cintas' senior notes, excluding the G&K senior notes assumed with the acquisition of G&K in fiscal 2017, are recorded at cost, net of debt issuance costs. The fair value of the long-term debt is estimated using Level 2 inputs based on general market prices. The carrying value and fair value of Cintas' debt as of August 31, 2021 were $2,626.0 million and $2,863.8 million, respectively, and as of May 31, 2021 were $2,550.0 million and $2,788.8 million, respectively. On June 1, 2021, in accordance with the terms of the notes, Cintas paid the $250.0 million aggregate principal amount of its 4.30%, 10-year senior notes that matured on that date with cash on hand. During the three months ended August 31, 2021, Cintas issued $326.0 million, net of commercial paper borrowings.

The credit agreement that supports our commercial paper program has a revolving credit facility with a capacity of $1.0 billion. The credit agreement has an accordion feature that provides Cintas the ability to request increases to the borrowing commitments under the revolving credit facility of up to $250.0 million in the aggregate, subject to customary conditions. The maturity date of the revolving credit facility is May 23, 2024. As of August 31, 2021, there was $326.0 million of commercial paper outstanding with maturity dates less than 30 days and with a weighted average interest rate of 0.20% and there was no borrowings on our revolving credit facility. As of May 31, 2021, there was no commercial paper outstanding and no borrowings on our revolving credit facility.

Cintas uses interest rate locks to manage its overall interest expense as interest rate locks effectively change the interest rate of specific debt issuances. The interest rate locks are entered into to protect against unfavorable movements in the benchmark treasury rate related to forecasted debt issuances. Cintas used interest rate lock agreements to hedge against movements in the treasury rates at the time Cintas issued its senior notes in fiscal 2007, fiscal 2012, fiscal 2013 and fiscal 2017. The amortization of the cash flow hedges resulted in a decrease to other comprehensive income of $0.5 million and $0.4 million three months ended August 31, 2021 and 2020, respectively. During fiscal 2020 and fiscal 2019, Cintas entered into interest rate lock agreements with a total notional value of $950.0 million and $500.0 million, respectively, for forecasted debt issuances in connection with upcoming debt maturities.

The fair values of the outstanding interest rate lock agreements are summarized as follows:

		August 31, 2021		May 31, 2021
Fiscal Year of Issuance (in thousands)	Notional Value	Other assets, net	Current accrued liabilities	Other assets, net	Long-term accrued liabilities

2020	$950,000	$18,335	$10,264	$40,400	$—
2019	$500,000	$—	$78,472	$—	$61,657

The interest rate locks are also recorded in other comprehensive income (loss), net of tax. These interest rate locks had no impact on net income or cash flows for the three months ended August 31, 2021 or 2020.

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

Note 9 - Income Taxes
In the normal course of business, Cintas provides for uncertain tax positions and the related interest and adjusts its unrecognized tax benefits and accrued interest accordingly. As of August 31, 2021 and May 31, 2021, recorded unrecognized tax benefits were $34.6 million and $34.2 million, respectively, and are included in long-term accrued liabilities on the consolidated condensed balance sheets.

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

All United States federal income tax returns are closed to audit through fiscal 2017. Cintas is currently in various audits in certain foreign jurisdictions and certain domestic states. The years under foreign and domestic state audits cover fiscal years back to 2014. Based on the resolution of the various audits and other potential regulatory developments, it is reasonably possible that the balance of unrecognized tax benefits would not change for the fiscal year ending May 31, 2022.

Cintas’ effective tax rate was 11.0% and 7.8% for the three months ended August 31, 2021 and 2020, respectively. The effective tax rate for all periods was impacted by certain discrete items (primarily the tax accounting for stock-based compensation).

Note 10 - Pension Plans
In conjunction with the acquisition of G&K in fiscal 2017, Cintas assumed G&K's noncontributory defined benefit pension plan (the Pension Plan) that covers substantially all legacy G&K employees who were employed as of July 1, 2005, except certain employees who were covered by union-administered plans. Benefits are based on the number of years of service and each employee’s compensation near retirement. We will make annual contributions to the Pension Plan consistent with federal funding requirements. The Pension Plan was frozen by G&K effective December 31, 2006. Future growth in benefits will not occur beyond this date. Applicable accounting standards require that the consolidated condensed balance sheets reflect the funded status of the Pension Plan. The funded status of the Pension Plan is measured as the difference between the plan assets at fair value and the projected benefit obligation (PBO). The PBO represents the actuarial present value of benefits expected to be paid upon retirement based on estimated future compensation levels. The measurement of the PBO is based on the Company’s estimates and actuarial valuations. The net pension liability is included in long-term accrued liabilities on the consolidated condensed balance sheets. Unrecognized differences between actual amounts and estimates based on actuarial assumptions are included in accumulated other comprehensive (loss) income on our consolidated condensed balance sheets. The difference between actual amounts and estimates based on actuarial assumptions are recognized in other comprehensive (loss) income, net of tax, in the period in which they occur. The Pension Plan assumptions are evaluated annually and are updated as deemed necessary.

The components of net periodic pension benefit are summarized as follows for the three months ended August 31:

(In thousands)	2021	2020

Interest cost	$542	$512
Expected return on assets	(917)	(731)
Amortization of net loss	—	56
Net periodic pension benefit	$(375)	$(163)

Note 11 - Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive (loss) income, net of tax:

(In thousands)	Foreign Currency	Unrealized Loss on Interest Rate Hedges	Other	Total

Balance at June 1, 2021	$41,839	$(7,308)	$(3,643)	$30,888
Other comprehensive loss before reclassifications	(24,016)	(36,679)	—	(60,695)
Amounts reclassified from accumulated other comprehensive (loss) income	—	(459)	—	(459)
Net current period other comprehensive loss	(24,016)	(37,138)	—	(61,154)
Balance at August 31, 2021	$17,823	$(44,446)	$(3,643)	$(30,266)

(In thousands)	Foreign Currency	Unrealized Loss on Interest Rate Hedges	Other	Total

Balance at June 1, 2020	$(26,343)	$(112,718)	$(14,319)	$(153,380)
Other comprehensive income before reclassifications	26,946	10,842	—	37,788
Amounts reclassified from accumulated other comprehensive (loss) income	—	(358)	—	(358)
Net current period other comprehensive income	26,946	10,484	—	37,430
Balance at August 31, 2020	$603	$(102,234)	$(14,319)	$(115,950)

The following table summarizes the reclassifications out of accumulated other comprehensive (loss) income for the three months ended August 31:

Details about Accumulated Other Comprehensive (Loss) Income Components	Amount Reclassified from Accumulated Other Comprehensive (Loss) Income		Affected Line in the Consolidated Condensed Statements of Income
(In thousands)	2021	2020

Amortization of interest rate locks	$607	$474	Interest expense
Tax expense	(148)	(116)	Income taxes
Amortization of interest rate locks, net of tax	$459	$358

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

(In thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Corporate (1)	Total

As of and for the three months ended August 31, 2021

Revenue	$1,508,176	$199,116	$189,658	$—	$1,896,950
Income (loss) before income taxes	$329,382	$25,728	$38,991	$(21,798)	$372,303
Total assets	$6,770,296	$636,829	$370,876	$79,749	$7,857,750

As of and for the three months ended August 31, 2020

Revenue	$1,394,411	$204,481	$147,683	$—	$1,746,575
Income (loss) before income taxes	$315,028	$18,527	$16,151	$(24,486)	$325,220
Total assets	$6,628,127	$620,169	$373,543	$421,542	$8,043,381
(1) Corporate assets include cash and cash equivalents and marketable securities, if applicable, in all periods.

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

Results of Operations
Cintas classifies its business into two reportable operating segments and places the remainder of its operating segments in an All Other category. Cintas’ two reportable operating segments are Uniform Rental and Facility Services and First Aid and Safety Services. The Uniform Rental and Facility Services reportable operating segment consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items. In addition to these rental items, restroom cleaning services and supplies and the sale of items from our catalogs to our customers on route are included within this reportable operating segment. The First Aid and Safety Services reportable operating segment consists of first aid and safety products and services. The remainder of Cintas’ business, which consists of the Fire Protection Services operating segment and the Uniform Direct Sale operating segment, is included in All Other. These operating segments consist of fire protection products and services and the direct sale of uniforms and related items. Cintas evaluates operating segment performance based on revenue and income before income taxes. Revenue and income before income taxes for the three months ended August 31, 2021 and 2020, for the two reportable operating segments and All Other are presented in Note 12 entitled Segment Information of “Notes to Consolidated Condensed Financial Statements.”

We have operations throughout the U.S. and Canada and participate in a global supply chain. During most of fiscal 2021, the existence of the novel strain of coronavirus (COVID-19) pandemic, the fear associated with the COVID-19 pandemic and the reactions of governments around the world in response to the COVID-19 pandemic to regulate the flow of labor and products and impede the business of our customers, impacted our ability to conduct normal business operations, which had an adverse effect on our business. Many of Cintas' customers were also impacted by the COVID-19 pandemic, and we saw an impact on some customer's ability to pay timely. While there was minimal disruption to our supply chain, Cintas did increase inventory, primarily personal protective equipment and facility services inventory, in response to the customer needs and demand associated with the safety and cleanliness requirements of COVID-19. The increase in inventory resulted in additional inventory reserves during fiscal 2021 and could result in future inventory reserve increases if demand for personal protective equipment materially declines. The on-going roll out of the COVID-19 vaccines and gradual lifting of COVID-19 restrictions had a positive impact on our business during the three months ended August 31, 2021. The impact of the COVID-19 pandemic is fluid and continues to evolve, and therefore, we cannot predict the extent to which our business, consolidated results of operations, consolidated financial condition or liquidity will ultimately be impacted.

Consolidated Results
Three Months Ended August 31, 2021 Compared to Three Months Ended August 31, 2020

Total revenue increased 8.6% to $1,897.0 million for the three months ended August 31, 2021, compared to $1,746.6 million for the three months ended August 31, 2020. The organic revenue growth rate, which adjusts for the impact of acquisitions, divestitures and foreign currency exchange rate fluctuations, was 8.6%. Revenue growth was negatively impacted by a net 0.5% due to acquisitions and divestitures and positively impacted by 0.5% due to foreign currency exchange rate fluctuations.

Uniform Rental and Facility Services reportable operating segment revenue was $1,508.2 million for the three months ended August 31, 2021, compared to $1,394.4 million for the same period in the prior fiscal year, which was an increase of 8.2%. The organic revenue grow rate for this reportable operating segment was 8.2%. Revenue growth in the Uniform Rental and Facility Services reportable operating segment was negatively impacted by a net 0.5% due to acquisitions and divestitures and positively impacted by 0.5% due to foreign currency exchange rate fluctuations. Revenue growth was a result of new business, the penetration of additional products and services into existing customers and price increases, partially offset by lost business. New business growth resulted from an increase in the number of sales representatives.

Other revenue, consisting of revenue from the First Aid and Safety Services reportable operating segment and All Other, increased 10.4% for the three months ended August 31, 2021, compared to the same period in the prior fiscal year, from $352.2 million to $388.8 million. The organic revenue grow rate for other revenue was 10.3%. Revenue growth was positively impacted by 0.1% due to foreign currency exchange rate fluctuations.

Cost of uniform rental and facility services consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other ancillary items. Cost of uniform rental and facility services increased $63.9 million, or 8.9%, for the three months ended August 31, 2021, compared to the three months ended August 31, 2020. This change from prior fiscal year was primarily due to higher Uniform Rental and Facility Services reportable operating segment sales volume, as well as increased labor and energy costs.

Cost of other consists primarily of cost of goods sold (predominantly first aid and safety products, personal protective equipment, uniforms, and fire protection products), delivery expenses and distribution expenses in the First Aid and Safety Services reportable operating segment and All Other. Cost of other increased $9.9 million, or 4.8%, for the three months ended August 31, 2021, compared to the three months ended August 31, 2020. Cost of other improved as a percentage of revenue, decreasing from 58.2% for three months ended August 31, 2020 to 55.3% for the three months ended August 31, 2021. The decrease in cost of sales as a percent to revenue was primarily due to a favorable change sales mix, including a decrease in the proportion of sales related to personal protective equipment.

Selling and administrative expenses increased $32.2 million, or 6.7%, in the three months ended August 31, 2021, compared to the same period of the prior fiscal year. The increase in expense was due to increases in selling labor and increased travel and meeting expenses, partially offset by a gain on the sale of certain operating assets within the Uniform Direct Sales operating segment. Selling and administrative expenses as a percent of revenue were 26.8% for the three months ended August 31, 2021, which is a 50 basis point improvement compared to 27.3% for the same period in the prior fiscal year. The improvement as a percent of revenue was primarily due to revenue growth outpacing the growth in expenses.

Operating income was $394.1 million, or 20.8% of revenue, for the three months ended August 31, 2021, compared to $349.7 million, or 20.0% of revenue, for the three months ended August 31, 2020. The 80 basis point increase in operating income as a percent of revenue was due to both cost of sales and selling and administrative expenses decreasing as a percent of revenue for the three months ended August 31, 2021.

Net interest expense (interest expense less interest income) was $21.8 million for the three months ended August 31, 2021, compared to $24.5 million for the three months ended August 31, 2020. The change was primarily due to the refinancing of $250.0 million from senior debt with an interest rate of 4.30% which matured on June 1, 2021, into commercial paper which had an interest rate of 0.20% at August 31, 2021.

Cintas’ effective tax rate for continuing operations was 11.0% and 7.8% for the three months ended August 31, 2021 and 2020, respectively. The effective tax rate in both periods was impacted by certain discrete items, primarily the tax accounting impact for stock-based compensation.

Net income for the three months ended August 31, 2021 increased $31.2 million, or 10.4%, compared to the three months ended August 31, 2020. Diluted earnings per share were $3.11 for the three months ended August 31, 2021, which was an increase of 11.9% compared to the same period in the prior fiscal year. Diluted earnings per share increased primarily due to the increase in net income combined with the decrease in weighted average common shares outstanding. The decrease in common shares outstanding resulted from purchasing an aggregate of approximately 3.0 million shares of common stock under the October 30, 2018 and October 29, 2019 share buyback programs since the beginning of the third quarter of fiscal 2021 through the first quarter of fiscal 2022.

Uniform Rental and Facility Services Reportable Operating Segment
Three Months Ended August 31, 2021 Compared to Three Months Ended August 31, 2020

Uniform Rental and Facility Services reportable operating segment revenue was $1,508.2 million for the three months ended August 31, 2021 compared to $1,394.4 million for the same period of the prior fiscal year, and the cost of uniform rental and facility services increased $63.9 million, or 8.9%. The organic revenue grow rate for the reportable operating segment was 8.2%. The reportable operating segment’s gross margin was $728.9 million, or 48.3% of revenue. The gross margin was 40 basis points lower than the prior fiscal year’s first quarter gross margin of 48.7%. The difference in gross margin as a percent to revenue was driven primarily by an increase in labor and energy costs.

Selling and administrative expenses for the Uniform Rental and Facility Services reportable operating segment increased $35.5 million in the three months ended August 31, 2021 compared to the same period of the prior fiscal year. Selling and administrative expenses as a percent of revenue for the three months ended August 31, 2021 was 26.5% compared to 26.1% in the first quarter of the prior fiscal year. The increase as a percent of revenue was primarily due to increases in selling labor and increased travel and meeting expenses.

Income before income taxes increased $14.4 million, or 4.6%, for the Uniform Rental and Facility Services reportable operating segment for the three months ended August 31, 2021, compared to the same period in the prior fiscal year. Income before income taxes was 21.8% of the reportable operating segment’s revenue, which was a 80 basis point decrease compared to the first quarter of the prior fiscal year of 22.6%. This decrease was primarily due to the previously discussed changes in gross margin and selling and administrative expenses as a percent of revenue.

First Aid and Safety Services Reportable Operating Segment
Three Months Ended August 31, 2021 Compared to Three Months Ended August 31, 2020

First Aid and Safety Services reportable operating segment revenue decreased from $204.5 million to $199.1 million, or 2.6%, for the three months ended August 31, 2021, over the same period in the prior fiscal year. Revenue for the reportable operating segment declined organically by 3.3%. First Aid and Safety Services reportable operating segment revenue was positively impacted by 0.5% due to acquisitions and by 0.2% due to foreign currency exchange rate fluctuations. The change in revenue was caused by a decrease in demand for personal protective equipment.

Cost of first aid and safety services decreased $12.5 million, or 10.2%, for the three months ended August 31, 2021, over the three months ended August 31, 2020, due to lower sales volume. The gross margin as a percent of revenue was 44.8% for the quarter ended August 31, 2021, compared to the gross margin as a percent of revenue of 40.2% in the same period of the prior fiscal year. The improvement in gross margin from the first quarter of the prior year was primarily driven by a decrease in the proportion of sales related to personal protective equipment, which typically have lower gross margins than first aid cabinet sales.
Selling and administrative expenses remained at $63.5 million, which is in line with the first quarter of the prior fiscal year, but increased as a percent of revenue to 31.9%, compared to 31.1% in the first quarter of the prior fiscal year. The change as a percent of revenue from the prior year was primarily due to lower revenue.

Income before income taxes for the First Aid and Safety Services reportable operating segment increased $7.2 million to $25.7 million for the three months ended August 31, 2021, compared to the same period in the prior fiscal year. Income before income taxes was 12.9% of the reportable operating segment’s revenue compared to the first quarter of the prior fiscal year of 9.1%. This change was primarily due to the previously discussed increase in gross margin.

Liquidity and Capital Resources
The following is a summary of our cash flows and cash and cash equivalents as of and for the three months ended August 31:

(In thousands)	2021	2020

Net cash provided by operating activities	$262,141	$312,292
Net cash used in investing activities	$(84,321)	$(39,942)
Net cash (used in) provided by financing activities	$(590,084)	$2,243

Cash and cash equivalents at the end of the period	$79,749	$421,542
Cash and cash equivalents as of August 31, 2021 and 2020, include $38.1 million and $36.3 million, respectively, that is located outside of the U.S.

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
Net cash provided by operating activities was $262.1 million for the three months ended August 31, 2021, compared to $312.3 million for the three months ended August 31, 2020. The change from the prior fiscal year was primarily due to an increase in accounts receivable and uniforms and other rental items in service which resulted from the growth in sales. Additionally, there were uses of cash from the change in accrued compensation and other related liabilities, which was caused by the differences in the annual bonus payments and accounts payable, which was due to timing. These uses of cash were partially offset by increased net income and favorable changes in working capital, specifically, inventories, net.
Net cash used in investing activities includes capital expenditures, purchases of investments, proceeds from sale of operating assets and cash paid for acquisitions of businesses. Capital expenditures were $48.7 million and $30.9 million for the three months ended August 31, 2021 and 2020, respectively. Capital expenditures in three months ended August 31, 2021 included $34.5 million for the Uniform Rental and Facility Services reportable operating segment and $10.7 million for the First Aid and Safety Services reportable operating segment. Cash paid for acquisitions of businesses was $35.7 million and $2.0 million for the three months ended August 31, 2021 and

2020, respectively. The acquisitions during the three months ended August 31, 2021 occurred in our Uniform Rental and Facility Services reportable operating segment and our Fire Protection operating segment, which is included in All Other. The acquisitions during the three months ended August 31, 2020 occurred in our Uniform Rental and Facility Services reportable operating segment. Also, during the three months ended August 31, 2021, the Company received proceeds of $15.1 million from the sale of certain operating assets in All Other. Net cash used in investing activities also includes $8.7 million and $4.9 million of purchases of investments during the three months ended August 31, 2021 and 2020, respectively.

Net cash used in financing activities was $590.1 million for the three months ended August 31, 2021, and net cash provided by financing activities was $2.2 million for the three months ended August 31, 2020. The change in cash used in financing activities was primarily due to the increase in share buyback activity, debt payments and dividend payments, partially offset by the net issuance of commercial paper in the three months ended August 31, 2021.

On October 29, 2019, we announced the Board of Directors authorized a $1.0 billion share buyback program, which was completed during the first quarter of fiscal 2022. On July 27, 2021, we announced that the Board of Directors authorized a new $1.5 billion share buyback program, which does not have an expiration date. The following table summarizes the buyback activity by program and for the three months ended August 31:

	2021			2020
Buyback Program (In thousands except per share data)	Shares	Avg. Price per Share	Purchase Price	Shares	Avg. Price per Share	Purchase Price

October 29, 2019	1,590	$365.41	$581,220	—	$—	$—
July 27, 2021	—	$—	$—	—	$—	$—
	1,590	$—	$581,220	—	$—	$—

There were no share buybacks in the period subsequent to August 31, 2021, through October 7, 2021 under any share buyback program. In addition, for the three months ended August 31, 2021, Cintas acquired 0.2 million shares of Cintas common stock for employee payroll taxes due on restricted stock awards that vested during the three months ended August 31, 2021. These shares were acquired at an average price of $394.19 per share for a total purchase price of $78.0 million. For the three months ended August 31, 2020, Cintas acquired 0.2 million shares of Cintas common stock for employee payroll taxes due on restricted stock awards that vested during the three months ended August 31, 2020. These shares were acquired at an average price of $300.01 per share for a total purchase price of $69.0 million.

On April 13, 2021, our Board of Directors declared a quarterly dividend of $0.75 per share on outstanding common stock. These dividends, totaling $79.1 million, were paid on June 15, 2021, to shareholders of record as of May 15, 2021. On July 27, 2021, the Board of Directors declared a quarterly dividend of $0.95 per share on outstanding common stock. This dividend of $98.8 million was accrued on the August 31, 2021 consolidated condensed balance sheet and was paid on September 15, 2021, during the second quarter of fiscal 2022, to shareholders of record as of August 13, 2021. Any future dividend declarations, including the amount of any dividends, are at the discretion of the Board of Directors and dependent upon then-existing conditions, including the Company's consolidated operating results and consolidated financial condition, capital requirements, contractual restrictions, business prospects and other factors that the Board of Directors may deem relevant.

During the three months ended August 31, 2021, Cintas issued $326.0 million, net of commercial paper borrowings. On June 1, 2021, in accordance with the terms of the notes, Cintas paid the $250.0 million aggregate principal amount of its 4.30%, 10-year senior notes that matured on that date with cash on hand. During the next 12 months, Cintas expects to issue long-term debt to pay the $650 million principal amount of its 2.90%, 5-year senior notes that mature in the fourth quarter of fiscal 2022 and the $300 million principal amount of its 3.25%, 10-year senior notes that mature in the first quarter of fiscal 2023.

The following table summarizes Cintas' outstanding debt:

(In thousands)	Interest Rate		Fiscal Year Issued	Fiscal Year Maturity	August 31, 2021	May 31, 2021

Debt due within one year
Senior notes	4.30%		2012	2022	$—	$250,000
Senior notes	2.90%		2017	2022	650,000	650,000
Senior notes	3.25%		2013	2023	300,000	—
Commercial paper	0.20%	(1)	2022	2022	326,000	—
Debt issuance costs					(833)	(930)
Total debt due within one year					$1,275,167	$899,070

Debt due after one year
Senior notes	3.25%		2013	2023	$—	$300,000
Senior notes (2)	2.78%		2013	2023	50,707	50,815
Senior notes (3)	3.11%		2015	2025	51,217	51,301
Senior notes	3.70%		2017	2027	1,000,000	1,000,000
Senior notes	6.15%		2007	2037	250,000	250,000
Debt issuance costs					(8,702)	(9,283)
Total debt due after one year					$1,343,222	$1,642,833

(1)   Variable rate debt instrument. The rate presented is the variable borrowing rate at August 31, 2021.
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
The credit agreement that supports our commercial paper program has a revolving credit facility with capacity to $1.0 billion. The credit agreement has an accordion feature that provides Cintas the ability to request increases to the borrowing commitments under the revolving credit facility of up to $250.0 million in the aggregate, subject to customary conditions. The maturity date of the revolving credit facility is May 23, 2024. As of August 31, 2021, there was $326.0 million of commercial paper outstanding and no borrowings on our revolving credit facility. As of May 31, 2021, there was no commercial paper outstanding and no borrowings on our revolving credit facility.

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

Our access to the commercial paper and long-term debt markets has historically provided us with sources of liquidity. We do not anticipate having difficulty in obtaining financing from those markets in the future in view of our favorable experiences in the debt markets in the recent past, including, without limitation, to repay our long-term debt that is maturing in the next twelve months. However, the COVID-19 pandemic, which has caused disruption in the capital markets, could make financing more difficult and/or expensive. Additionally, our ability to continue to access the commercial paper and long-term debt markets on favorable interest rate and other terms will depend, to a significant degree, on the ratings assigned by the credit rating agencies to our indebtedness. As of August 31, 2021, our ratings were as follows:

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

Financial and Nonfinancial Disclosure About Issuers and Guarantors of Cintas’ Senior Notes
Cintas Corporation No. 2 (Corp. 2) is the indirectly, wholly owned principal operating subsidiary of Cintas. Corp. 2 is the issuer of the $2,300.0 million aggregate principal amount of senior notes outstanding as of August 31, 2021, which are unconditionally guaranteed, jointly and severally, by Cintas Corporation and its wholly owned, direct and indirect domestic subsidiaries.

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

	Three Months Ended
Summarized Consolidated Condensed Statement of Income (In thousands)	August 31, 2021	August 31, 2020

Net sales to unrelated parties	$1,788,303	$1,647,338
Net sales to non-guarantors	$1,493	$831
Operating income	$380,322	$338,962
Net income	$320,957	$292,039

Summarized Consolidated Condensed Balance Sheets (In thousands)	August 31, 2021	May 31, 2021

ASSETS
Receivables due from non-obligor subsidiaries	$4,667	$2,292
Total other current assets	$2,283,848	$2,652,810
Total other noncurrent assets	$4,935,913	$4,924,550

LIABILITIES
Amounts due to non-obligor subsidiaries	$1,446	$457
Current liabilities	$2,234,867	$1,893,352
Noncurrent liabilities	$2,216,902	$2,549,911

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

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements.  Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “predicts,” “projects,” “plans,” “expects,” “intends,” “target,” “forecast,” “believes,” “seeks,” “could,” “should,” “may” and “will” or the negative versions thereof and similar words, terms and expressions and by the context in which they are used. Such statements are based upon current expectations of Cintas and speak only as of the date made. You should not place undue reliance on any forward-looking statement. We cannot guarantee that any forward-looking statement will be realized. These statements are subject to various risks, uncertainties, potentially inaccurate assumptions and other factors that could cause actual results to differ from those set forth in or implied by this Quarterly Report. Factors that might cause such a difference include, but are not limited to, the possibility of greater than anticipated operating costs including energy and fuel costs; lower sales volumes; loss of customers due to outsourcing trends; the performance and costs of integration of acquisitions; fluctuations in costs of materials and labor including increased medical costs; costs and possible effects of union organizing activities; failure to comply with government regulations concerning employment discrimination, employee pay and benefits and employee health and safety; the effect on operations of exchange rate fluctuations, tariffs and other political, economic and regulatory risks; uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation; the cost, results and ongoing assessment of internal controls for financial reporting; the effect of new accounting pronouncements; disruptions caused by the inaccessibility of computer systems data, including cybersecurity risks; the initiation or outcome of litigation, investigations or other proceedings; higher assumed sourcing or distribution costs of products; the disruption of operations from catastrophic or extraordinary events including viral pandemics such as the COVID-19 coronavirus; the amount and timing of repurchases of our common stock, if any; changes in federal and state tax and labor laws; and the reactions of competitors in terms of price and service. Cintas undertakes no obligation to publicly release any revisions to any forward-looking statements or to otherwise update any forward-looking statements whether as a result of new information or to reflect events, circumstances or any other unanticipated developments arising after the date on which such statements are made. A further list and description of risks, uncertainties and other matters can be found in our Annual Report on Form 10-K for the year ended May 31, 2021 and in our reports on Forms 10-Q and 8-K. The risks and uncertainties described herein are not the only ones we may face. Additional risks and uncertainties presently not known to us, or that we currently believe to be immaterial, may also harm our business.

ITEM 3.
QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

In our normal operations, Cintas has market risk exposure to interest rates. There has been no material change to this market risk exposure to interest rates from that which was previously disclosed on page 29 of our Annual Report on Form 10-K for the year ended May 31, 2021.

Through its foreign operations, Cintas is exposed to foreign currency risk. Foreign currency exposures arise from transactions denominated in a currency other than the functional currency and from foreign currency denominated revenue and profit translated into U.S. dollars. The primary foreign currency to which Cintas is exposed is the Canadian dollar.

ITEM 4.
CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
With the participation of Cintas’ management, including Cintas’ President and Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, Cintas has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of August 31, 2021. Based on such evaluation, Cintas’ management, including Cintas’ President and Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, has concluded that Cintas’ disclosure controls and procedures were effective as of August 31, 2021, in ensuring (i) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is accumulated and communicated to Cintas’ management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting
There were no changes in Cintas’ internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended August 31, 2021, that have materially affected, or are reasonably likely to materially affect, Cintas' internal control over financial reporting.

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

ITEM 2.
UNREGISTERED SALES OF EQUITY
SECURITIES AND USE OF PROCEEDS

Period (In millions, except share and per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan (1)	Maximum approximate dollar value of shares that may yet be purchased under the plan (1)

June 1 - 30, 2021 (2)	1,158,068	$358.64	1,153,324	$167.6
July 1 - 31, 2021 (3)	628,949	$386.86	437,265	$1,500.0
August 1 - 31, 2021 (4)	1,484	$395.77	—	$1,500.0
Total	1,788,501	$368.60	1,590,589	$1,500.0

(1)   On October 29, 2019, Cintas announced that the Board of Directors authorized a $1.0 billion share buyback program, which was completed during the first quarter of fiscal 2022. From the inception of the October 29, 2019 share buyback program through July, 2021, Cintas has purchased a total of 2.8 million shares of Cintas common stock at an average price of $358.93 per share for a total purchase price of $1.0 billion. On July 27, 2021, Cintas announced that the Board of Directors authorized a new $1.5 billion share buyback program, which does not have an expiration date. There were no share buybacks under the July 27 2021 share buyback program through August 31, 2021.
(2)   During June 2021, Cintas acquired 4,744 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $357.11 per share for a total purchase price of $1.7 million.
(3)  During July 2021, Cintas acquired 191,684 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $395.10 per share for a total purchase price of $75.7 million.
(4)  During August 2021, Cintas acquired 1,484 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $395.77 per share for a total purchase price of $0.6 million.

ITEM 6.
EXHIBITS

22	Subsidiary Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize Securities of the Registrant (Incorporated by reference to Exhibit 22 to Cintas' Annual Report on Form 10-K for the year ended May 31, 2021).
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101
The following financial statements from Cintas' Quarterly Report on Form 10-Q for the period ended August 31, 2021, formatted in Inline XBRL: (i) Consolidated Condensed Statements of Income (unaudited), (ii) Consolidated Condensed Statements of Comprehensive Income (unaudited), (iii) Consolidated Condensed Balance Sheets (unaudited), (iv) Consolidated Condensed Statements of Shareholders' Equity (unaudited), (v) Consolidated Condensed Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Condensed Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINTAS CORPORATION
(Registrant)

Date:	October 7, 2021	/s/	J. Michael Hansen

J. Michael Hansen
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)