Form 10-Q
period 2021-11-30
CINTAS CORP
filed 2022-01-06
CIK 723254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	November 30, 2021
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding December 31, 2021
Common Stock, no par value	103,732,576

CINTAS CORPORATION

Part I. Financial Information
ITEM 1.
FINANCIAL STATEMENTS
CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
(In thousands except per share data)

	Three Months Ended		Six Months Ended
	November 30, 2021	November 30, 2020	November 30, 2021	November 30, 2020
Revenue:
Uniform rental and facility services	$1,535,271	$1,410,488	$3,043,447	$2,804,899
Other	387,010	346,560	775,784	698,723
Total revenue	1,922,281	1,757,048	3,819,231	3,503,622

Costs and expenses:
Cost of uniform rental and facility services	817,261	739,811	1,596,562	1,455,223
Cost of other	219,879	197,353	434,772	402,314
Selling and administrative expenses	503,913	467,012	1,012,568	943,507

Operating income	381,228	352,872	775,329	702,578

Interest income	(56)	(218)	(112)	(282)
Interest expense	21,902	24,557	43,756	49,107

Income before income taxes	359,382	328,533	731,685	653,753
Income taxes	64,713	43,676	105,837	68,891
Net income	$294,669	$284,857	$625,848	$584,862

Basic earnings per share	$2.83	$2.69	$6.02	$5.55

Diluted earnings per share	$2.76	$2.62	$5.87	$5.40

Dividends declared per share	$0.95	$3.51	$1.90	$3.51

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	November 30, 2021	November 30, 2020	November 30, 2021	November 30, 2020

Net income	$294,669	$284,857	$625,848	$584,862

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(7,472)	2,960	(31,488)	29,906
Change in fair value of interest rate lock agreements, net of tax expense (benefit) of $3,744, $5,400, $(8,810) and $9,072, respectively	10,940	15,942	(25,739)	26,784
Amortization of interest rate lock agreements, net of tax benefit of $148, $115, $296 and $231, respectively	(460)	(359)	(919)	(717)

Other comprehensive income (loss), net of tax expense (benefit) of $3,892, $5,515, $(8,514) and $9,303, respectively	3,008	18,543	(58,146)	55,973

Comprehensive income	$297,677	$303,400	$567,702	$640,835

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands except share data)

	November 30, 2021	May 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$113,170	$493,640
Accounts receivable, net	975,442	901,710
Inventories, net	464,864	481,797
Uniforms and other rental items in service	876,065	810,104
Income taxes, current	89,135	22,282
Prepaid expenses and other current assets	136,798	133,776
Total current assets	2,655,474	2,843,309

Property and equipment, net	1,299,375	1,318,438

Investments	289,123	274,616
Goodwill	2,931,307	2,913,069
Service contracts, net	391,609	408,445
Operating lease right-of-use assets, net	155,677	168,532
Other assets, net	294,845	310,414
	$8,017,410	$8,236,823

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$240,322	$230,786
Accrued compensation and related liabilities	180,772	241,469
Accrued liabilities	597,171	518,910
Operating lease liabilities, current	43,156	43,850
Debt due within one year	1,116,507	899,070
Total current liabilities	2,177,928	1,934,085

Long-term liabilities:
Debt due after one year	1,343,367	1,642,833
Deferred income taxes	405,871	386,647
Operating lease liabilities	118,892	130,774
Accrued liabilities	408,225	454,637
Total long-term liabilities	2,276,355	2,614,891

Shareholders’ equity:
Preferred stock, no par value:	—	—
100,000 shares authorized, none outstanding
Common stock, no par value, and paid-in capital:	1,686,293	1,516,202
425,000,000 shares authorized
FY 2022: 190,475,781 shares issued and 103,664,439 shares outstanding
FY 2021: 189,071,185 shares issued and 104,061,391 shares outstanding
Retained earnings	8,305,076	7,877,015
Treasury stock:	(6,400,984)	(5,736,258)
FY 2022: 86,811,342 shares
FY 2021: 85,009,794 shares
Accumulated other comprehensive (loss) income	(27,258)	30,888
Total shareholders’ equity	3,563,127	3,687,847
	$8,017,410	$8,236,823
See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands)

	Common Stock and Paid-In Capital		Retained Earnings	Other Accumulated Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
	Shares	Amount			Shares	Amount

Balance at June 1, 2021	189,071	$1,516,202	$7,877,015	$30,888	(85,010)	$(5,736,258)	$3,687,847
Net income	—	—	331,179	—	—	—	331,179
Comprehensive loss, net of tax	—	—	—	(61,154)	—	—	(61,154)
Dividends	—	—	(98,826)	—	—	—	(98,826)
Stock-based compensation	—	36,496	—	—	—	—	36,496
Vesting of stock-based compensation awards	493	—	—	—	—	—	—
Stock options exercised, net of shares surrendered	564	72,896	—	—	—	—	72,896
Repurchase of common stock	—	—	—	—	(1,788)	(659,235)	(659,235)
Balance at August 31, 2021	190,128	$1,625,594	$8,109,368	$(30,266)	(86,798)	$(6,395,493)	$3,309,203
Net income	—	—	294,669	—	—	—	294,669
Comprehensive income, net of tax	—	—	—	3,008	—	—	3,008
Dividends	—	—	(98,961)	—	—	—	(98,961)
Stock-based compensation	—	24,397	—	—	—	—	24,397
Vesting of stock-based compensation awards	31	—	—	—	—	—	—
Stock options exercised, net of shares surrendered	317	36,302	—	—	—	—	36,302
Repurchase of common stock	—	—	—	—	(13)	(5,491)	(5,491)
Balance at November 30, 2021	190,476	$1,686,293	$8,305,076	$(27,258)	(86,811)	$(6,400,984)	$3,563,127

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands)

	Common Stock and Paid-In Capital		Retained Earnings	Other Accumulated Comprehensive Loss	Treasury Stock		Total Shareholders' Equity
	Shares	Amount			Shares	Amount

Balance at June 1, 2020	186,793	$1,274,210	$7,296,509	$(153,380)	(83,378)	$(5,182,137)	$3,235,202
Net income	—	—	300,005	—	—	—	300,005
Comprehensive income, net of tax	—	—	—	37,430	—	—	37,430
Stock-based compensation	—	29,055	—	—	—	—	29,055
Vesting of stock-based compensation awards	568	—	—	—	—	—	—
Stock options exercised, net of shares surrendered	795	72,123	—	—	—	—	72,123
Repurchase of common stock	—	—	—	—	(230)	(69,011)	(69,011)
Balance at August 31, 2020	188,156	$1,375,388	$7,596,514	$(115,950)	(83,608)	$(5,251,148)	$3,604,804
Net income	—	—	284,857	—	—	—	284,857
Comprehensive income, net of tax	—	—	—	18,543	—	—	18,543
Dividends	—	—	(371,827)	—	—	—	(371,827)
Stock-based compensation	—	28,547	—	—	—	—	28,547
Vesting of stock-based compensation awards	21	—	—	—	—	—	—
Stock options exercised, net of shares surrendered	424	35,407	—	—	—	—	35,407
Repurchase of common stock	—	—	—	—	(7)	(2,371)	(2,371)
Balance at November 30, 2020	188,601	$1,439,342	$7,509,544	$(97,407)	(83,615)	$(5,253,519)	$3,597,960

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	November 30, 2021	November 30, 2020
Cash flows from operating activities:
Net income	$625,848	$584,862
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	122,274	121,096
Amortization of intangible assets and capitalized contract costs	74,365	71,558
Stock-based compensation	60,893	57,602
Gain on sale of operating assets	(12,129)	(17,963)
Deferred income taxes	29,941	(23,099)
Change in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(77,343)	(39,892)
Inventories, net	13,406	(124,949)
Uniforms and other rental items in service	(69,513)	(2,914)
Prepaid expenses and other current assets and capitalized contract costs	(47,978)	(57,295)
Accounts payable	11,400	42,228
Accrued compensation and related liabilities	(59,988)	23,809
Accrued liabilities and other	(10,519)	21,570
Income taxes, current	(66,875)	(83,649)
Net cash provided by operating activities	593,782	572,964

Cash flows from investing activities:
Capital expenditures	(108,629)	(57,659)
Purchases of investments	(5,967)	(7,205)
Proceeds from sale of operating assets, net of cash disposed	15,347	23,426
Acquisitions of businesses, net of cash acquired	(45,670)	(6,932)
Other, net	(6,676)	(2,872)
Net cash used in investing activities	(151,595)	(51,242)

Cash flows from financing activities:
Issuance of commercial paper, net	167,000	—
Repayment of debt	(250,000)	—
Proceeds from exercise of stock-based compensation awards	109,198	107,530
Dividends paid	(177,949)	—
Repurchase of common stock	(664,726)	(71,382)
Other, net	(3,399)	(1,687)
Net cash (used in) provided by financing activities	(819,876)	34,461

Effect of exchange rate changes on cash and cash equivalents	(2,781)	1,590

Net (decrease) increase in cash and cash equivalents	(380,470)	557,773

Cash and cash equivalents at beginning of period	493,640	145,402

Cash and cash equivalents at end of period	$113,170	$703,175
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

Inventories, net are valued at the lower of cost (first-in, first-out) or net realizable value. Inventory is comprised of the following:

(In thousands)	November 30, 2021	May 31, 2021

Raw materials	$16,385	$15,109
Work in process	35,328	37,664
Finished goods	413,151	429,024
	$464,864	$481,797
Inventories are recorded net of reserves for obsolete inventory (excess and slow-moving) of $106.6 million and $111.0 million at November 30, 2021 and May 31, 2021, respectively. The inventory obsolescence reserve is determined by specific identification, as well as an estimate based on Cintas' historical rates of obsolescence. Once a specific inventory item is written down to the lower of cost or net realizable value, a new cost basis has been established, and that inventory item cannot subsequently be marked up.
Reclassification of Prior Year Presentation
Certain prior year amounts have been reclassified for consistency with the current year presentation. The reclassification has been reflected in the consolidated condensed balance sheet and consolidated condensed statement of shareholders' equity for the fiscal year ended May 31, 2021 and the three and six months ended November 30, 2020, to combine common stock and paid-in capital for presentation purposes. These reclassifications had no effect on the Company's reported results of operations.
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

Note 2 - Revenue Recognition
The following table presents Cintas' total revenue disaggregated by operating segment:

	Three Months Ended				Six Months Ended
(In thousands)	November 30, 2021		November 30, 2020		November 30, 2021		November 30, 2020

Uniform Rental and Facility Services	$1,535,271	79.9%	$1,410,488	80.3%	$3,043,447	79.7%	$2,804,899	80.0%
First Aid and Safety Services	202,160	10.5%	194,419	11.0%	401,276	10.5%	398,899	11.4%
Fire Protection Services	123,254	6.4%	104,636	6.0%	251,472	6.6%	212,701	6.1%
Uniform Direct Sales	61,596	3.2%	47,505	2.7%	123,036	3.2%	87,123	2.5%
Total revenue	$1,922,281	100.0%	$1,757,048	100.0%	$3,819,231	100.0%	$3,503,622	100.0%

Fire Protection Services and Uniform Direct Sales operating segments are included within All Other as disclosed in Note 11 entitled Segment Information.

Revenue Recognition Policy
Approximately 95% of the Company's revenue is derived from fees for route servicing of Uniform Rental and Facility Services, First Aid and Safety Services and Fire Protection Services customers, performed by a Cintas employee-partner, at the customer's location of business. Revenues from our route servicing customer contracts represent a single-performance obligation. The Company recognizes revenues over time as services are performed based on the nature of services provided and contractual rates (output method) or at a point in time when the performance obligation under the terms of the contract with a customer are satisfied, at the customer's location of business. The Company's remaining revenue, primarily within the Uniform Direct Sales operating segment, and representing approximately 5% of the Company's total revenue, is recognized when the obligations under the terms of a contract with a customer are satisfied. This generally occurs when the goods are transferred to the customer.

Revenue recorded is presented net of sales and other taxes we collect on behalf of governmental authorities. Shipping and handling costs charged to customers are treated as fulfillment activities and are recorded in both revenue and cost of sales at the time control is transferred to the customer. Certain of our customer contracts, include pricing terms and conditions that include components of variable consideration. The variable consideration is typically in the form of consideration paid to a customer based on performance metrics specified within the contract. Specifically, some contracts contain discounts or rebates that the customer can earn through the achievement of specified volume levels. Each component of variable consideration is earned based on the Company's actual performance during the measurement period specified within the contract. To determine the transaction price, the Company estimates the variable consideration using the most likely amount method, based on the specific contract provisions and known performance results during the relevant measurement period. When determining if variable consideration should be constrained, the Company considers whether factors outside its control could result in a significant reversal of revenue. In making these assessments, the Company considers the likelihood and magnitude of a potential reversal. The Company's performance period generally corresponds with the monthly invoice period. No constraints on our revenue recognition were applied during the three or six months ended November 30, 2021 or 2020. The Company reassesses these estimates during each reporting period. Cintas maintains a liability for these discounts and rebates within accrued liabilities on the consolidated condensed balance sheets. Variable consideration also includes consideration paid to a customer at the beginning of a contract. Cintas capitalizes this consideration and amortizes it over the life of the contract as a reduction to revenue. These assets are included in prepaid expenses and other current assets and in other assets, net on the consolidated condensed balance sheets.

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

Costs to Obtain a Contract
The Company capitalizes commission expenses paid to our employee-partners when the commissions are deemed to be incremental for obtaining the route servicing customer contract. As permitted by ASC 606, "Revenue from Contracts with Customers (Topic 606)", the Company has elected to apply the guidance to a portfolio of contracts (or performance obligations) with similar characteristics because the Company reasonably expects that the effects on the consolidated condensed financial statements of applying this guidance to the portfolio would not differ materially from applying this guidance to the individual contracts within the portfolio. The Company also continues to expense certain costs to obtain a contract if those costs do not meet the criteria of the standard or the amortization period of the asset would have been one year or less. The deferred commissions are amortized on a straight-line basis over the expected period of benefit. We review the deferred commission balances for impairment on an ongoing basis. Deferred commissions are classified as current or noncurrent based on the timing of when we expect to recognize the expense. The current portion is included in prepaid expenses and other current assets and the noncurrent portion is included in other assets, net on the Company's consolidated condensed balance sheets. As of November 30, 2021, the current and noncurrent assets related to deferred commissions totaled $81.3 million and $228.9 million, respectively. As of May 31, 2021, the current and noncurrent assets related to deferred commissions totaled $79.4 million and $227.1 million, respectively. We recorded amortization expense related to deferred commissions of $21.7 million and $20.7 million during the three months ended November 30, 2021 and 2020, respectively. During the six months ended November 30, 2021 and 2020, we recorded amortization expense related to deferred commissions of $43.1 million and $41.1 million, respectively. These expenses are classified in selling and administrative expenses on the consolidated condensed statements of income.
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

Operating lease costs, including short-term lease expense and variable lease costs which were immaterial in both periods, were $18.0 million and $18.1 million for the three months ended November 30, 2021 and 2020, respectively. For the six months ended November 30, 2021 and 2020, operating lease costs, including short-term lease expense and variable lease costs which were immaterial in both periods, were $36.2 million and $35.2 million, respectively.

The following table provides supplemental information related to the Company's consolidated condensed statements of cash flows for the six months ended November 30:

(In thousands)	2021	2020

Cash paid for amounts included in the measurement of operating lease liabilities	$24,301	$24,565
Operating lease right-of-use assets obtained in exchange for new and renewed operating lease liabilities	$10,609	$15,735
Other information related to the operating lease right-of-use assets, net and operating lease liabilities was as follows:

	November 30, 2021	May 31, 2021

Weighted-average remaining lease term - operating leases	5.15 years	5.33 years
Weighted-average discount rate - operating leases	2.23%	2.32%
The contractual future minimum lease payments of Cintas' operating lease liabilities by fiscal year are as follows as of November 30, 2021:

(In thousands)

2022 (remaining six months)	$23,998
2023	41,926
2024	31,483
2025	23,829
2026	18,126
Thereafter	32,379
Total payments	171,741
Less interest	(9,693)
Total present value of lease payments	$162,048

Note 4 - Fair Value Measurements
All financial instruments that are measured at fair value on a recurring basis (at least annually) have been classified within the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the consolidated condensed balance sheet date. These financial instruments measured at fair value on a recurring basis are summarized below:

	As of November 30, 2021
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$113,170	$—	$—	$113,170
Other assets, net:
Interest rate lock agreements	—	16,202	—	16,202
Total assets at fair value	$113,170	$16,202	$—	$129,372

Current accrued liabilities:
Interest rate lock agreements	$—	$71,918	$—	$71,918
Total liabilities at fair value	$—	$71,918	$—	$71,918

	As of May 31, 2021
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$493,640	$—	$—	$493,640
Other assets, net:
Interest rate lock agreements	—	40,400	—	40,400
Total assets at fair value	$493,640	$40,400	$—	$534,040

Long-term accrued liabilities:
Interest rate lock agreements	$—	$61,567	$—	$61,567
Total liabilities at fair value	$—	$61,567	$—	$61,567

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

In addition to assets and liabilities that are recorded at fair value on a recurring basis, Cintas records assets and liabilities at fair value on a nonrecurring basis as required under U.S. GAAP. The assets and liabilities measured at fair value on a nonrecurring basis primarily relate to assets and liabilities acquired in a business acquisition, which were not material during the three or six months ended November 30, 2021 and 2020.

Note 5 - Investments
Cintas' investments are summarized as follows:

(In thousands)	November 30, 2021	May 31, 2021

Cash surrender value of insurance policies	$270,146	$252,061
Equity method investments	16,814	19,388
Cost method investments	2,163	3,167
Total investments	$289,123	$274,616
Investments are generally evaluated for impairment on an annual basis or when indicators of impairment exist. For the three and six months ended November 30, 2021 and 2020, no impairment losses were recorded.
Subsequent to November 30, 2021, Cintas purchased the remaining interest in an equity method investment that is a component of its supply chain within the Uniform Rental and Facility Services reportable operating segment for cash consideration of $47.7 million. Subsequent to the purchase, Cintas will consolidate the operations of the previously accounted for equity method investment. The acquisition will be accounted for under the acquisition method.

Note 6 - Earnings Per Share
Cintas uses the two-class method to calculate basic and diluted earnings per share as a result of outstanding participating securities in the form of restricted stock awards. The following tables set forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Cintas’ common shares.

	Three Months Ended		Six Months Ended
Basic Earnings per Share (In thousands except per share data)	November 30, 2021	November 30, 2020	November 30, 2021	November 30, 2020

Net income	$294,669	$284,857	$625,848	$584,862
Less: income allocated to participating securities	1,495	2,015	3,179	4,153
Income available to common shareholders	$293,174	$282,842	$622,669	$580,709
Basic weighted average common shares outstanding	103,646	104,999	103,463	104,546

Basic earnings per share	$2.83	$2.69	$6.02	$5.55

	Three Months Ended		Six Months Ended
Diluted Earnings per Share (In thousands except per share data)	November 30, 2021	November 30, 2020	November 30, 2021	November 30, 2020

Net income	$294,669	$284,857	$625,848	$584,862
Less: income allocated to participating securities	1,495	2,015	3,179	4,153
Income available to common shareholders	$293,174	$282,842	$622,669	$580,709
Basic weighted average common shares outstanding	103,646	104,999	103,463	104,546
Effect of dilutive securities – employee stock options	2,476	2,982	2,563	3,010
Diluted weighted average common shares outstanding	106,122	107,981	106,026	107,556

Diluted earnings per share	$2.76	$2.62	$5.87	$5.40

For the three months ended November 30, 2021 and 2020, options granted to purchase 0.1 million and 0.2 million shares of Cintas common stock, respectively, were excluded from the computation of diluted earnings per share. For the six months ended November 30, 2021 and 2020, options granted to purchase 0.1 million and 0.2 million shares of Cintas common stock, respectively, were excluded from the computation of diluted earnings per share. The exercise prices of these options were greater than the average market price of the common stock (anti-dilutive).

On October 29, 2019, Cintas announced that the Board of Directors authorized a $1.0 billion share buyback program, which was completed during the first quarter of fiscal 2022. From the inception of the October 29, 2019 share buyback program through July 2021, Cintas purchased a total of 2.8 million shares of Cintas common stock at an average price of $358.93 per share for a total purchase price of $1.0 billion. On July 27, 2021, Cintas announced that the Board of Directors authorized a new $1.5 billion share buyback program, which does not have an expiration date. There were no share buybacks for the three months ended November 30, 2021 or 2020. The following table summarizes the share buyback activity by program for the six months ended November 30:

	2021			2020
Buyback Program (In thousands except per share data)	Shares	Avg. Price per Share	Purchase Price	Shares	Avg. Price per Share	Purchase Price

October 29, 2019	1,590	$365.41	$581,220	—	$—	$—
July 27, 2021	—	$—	$—	—	$—	$—
	1,590	$365.41	$581,220	—	$—	$—

For the three months ended November 30, 2021, Cintas acquired less than 0.1 million shares of Cintas common stock for employee payroll taxes due on restricted stock awards that vested. These shares were acquired at an average price of $420.87 per share for a total purchase price of $5.5 million. For the three months ended November 30, 2020, Cintas acquired less than 0.1 million shares of Cintas common stock for employee payroll taxes due on restricted stock awards that vested. These shares were acquired at an average price of $333.60 per share for a total purchase price of $2.4 million. During the six months ended November 30, 2021, Cintas acquired 0.2 million shares of Cintas common stock for employee payroll taxes due on restricted stock awards that vested. These shares were acquired at an average price of $395.84 per share for a total purchase price of $83.5 million. During the six months ended November 30, 2020, Cintas acquired 0.2 million shares of Cintas common stock for employee payroll taxes due on restricted stock awards that vested. These shares were acquired at an average price of $301.01 per share for a total purchase price of $71.4 million.

Note 7 - Goodwill, Service Contracts and Other Assets
Changes in the carrying amount of goodwill and service contracts for the six months ended November 30, 2021, by reportable operating segment and All Other, are as follows:

Goodwill (in thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Total

Balance as of June 1, 2021	$2,547,510	$248,571	$116,988	$2,913,069
Goodwill acquired	24,512	9,344	570	34,426
Foreign currency translation	(14,824)	(1,313)	(51)	(16,188)
Balance as of November 30, 2021	$2,557,198	$256,602	$117,507	$2,931,307

Service Contracts (in thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Total

Balance as of June 1, 2021	$369,141	$18,294	$21,010	$408,445
Service contracts acquired	12,807	2,366	719	15,892
Service contracts amortization	(24,752)	(2,021)	(2,391)	(29,164)
Foreign currency translation	(3,404)	(160)	—	(3,564)
Balance as of November 30, 2021	$353,792	$18,479	$19,338	$391,609
Information regarding Cintas’ service contracts and other assets is as follows:

	As of November 30, 2021			As of May 31, 2021
(In thousands)	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net

Service contracts	$971,329	$579,720	$391,609	$961,942	$553,497	$408,445

Capitalized contract costs (1)	$503,933	$275,004	$228,929	$459,079	$231,940	$227,139
Noncompete and consulting agreements	46,380	42,859	3,521	44,683	42,408	2,275
Other	86,929	24,534	62,395	105,371	24,371	81,000
Total other assets	$637,242	$342,397	$294,845	$609,133	$298,719	$310,414
(1)    The current portion of capitalized contract costs, included in prepaid expenses and other current assets on the consolidated condensed balance sheets as of November 30, 2021 and May 31, 2021, is $81.3 million and $79.4 million, respectively.

Amortization expense for service contracts and other assets was $36.9 million and $35.4 million for the three months ended November 30, 2021 and 2020, respectively. For the six months ended November 30, 2021 and 2020, amortization expense for service contracts and other assets was $73.4 million and $70.5 million, respectively. These expenses are recorded in selling and administrative expenses on the consolidated condensed statements of income. As of November 30, 2021, the estimated future amortization expense for service contracts and other assets, excluding any future acquisitions and commissions to be earned, is as follows:

Fiscal Year (In thousands)

2022 (remaining six months)	$70,680
2023	126,611
2024	114,179
2025	99,707
2026	82,616
Thereafter	213,745
Total future amortization expense	$707,538

Note 8 - Debt, Derivatives and Hedging Activities
Cintas' outstanding debt is summarized as follows:

(In thousands)	Interest Rate		Fiscal Year Issued	Fiscal Year Maturity	November 30, 2021	May 31, 2021

Debt due within one year
Senior notes	4.30%		2012	2022	$—	$250,000
Senior notes	2.90%		2017	2022	650,000	650,000
Senior notes	3.25%		2013	2023	300,000	—
Commercial paper	0.22%	(1)	2022	2022	167,000	—
Debt issuance costs					(493)	(930)
Total debt due within one year					$1,116,507	$899,070

Debt due after one year
Senior notes	3.25%		2013	2023	$—	$300,000
Senior notes (2)	2.78%		2013	2023	50,598	50,815
Senior notes (3)	3.11%		2015	2025	51,133	51,301
Senior notes	3.70%		2017	2027	1,000,000	1,000,000
Senior notes	6.15%		2007	2037	250,000	250,000
Debt issuance costs					(8,364)	(9,283)
Total debt due after one year					$1,343,367	$1,642,833
(1)    Variable rate debt instrument. The rate presented is the variable borrowing rate at November 30, 2021.
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

Cintas' senior notes, excluding the G&K senior notes assumed with the acquisition of G&K in fiscal 2017, are recorded at cost, net of debt issuance costs. The fair value of the long-term debt is estimated using Level 2 inputs based on general market prices. The carrying value and fair value of Cintas' debt as of November 30, 2021 were $2,467.0 million and $2,540.7 million, respectively, and as of May 31, 2021 were $2,550.0 million and $2,788.8 million, respectively. On June 1, 2021, in accordance with the terms of the notes, Cintas paid the $250.0 million aggregate principal amount of its 4.30%, 10-year senior notes that matured on that date with cash on hand. During the six months ended November 30, 2021, Cintas issued $167.0 million, net of commercial paper borrowings.

The credit agreement that supports our commercial paper program has a revolving credit facility with a capacity of $1.0 billion. The credit agreement has an accordion feature that provides Cintas the ability to request increases to the borrowing commitments under the revolving credit facility of up to $250.0 million in the aggregate, subject to customary conditions. The maturity date of the revolving credit facility is May 23, 2024. As of November 30, 2021, there was $167.0 million of commercial paper outstanding with maturity dates less than 30 days and with a weighted average interest rate of 0.22% and there was no borrowings on our revolving credit facility. As of May 31, 2021, there was no commercial paper outstanding and no borrowings on our revolving credit facility.

Cintas uses interest rate locks to manage its overall interest expense as interest rate locks effectively change the interest rate of specific debt issuances. The interest rate locks are entered into to protect against unfavorable movements in the benchmark treasury rate related to forecasted debt issuances. Cintas used interest rate locks, which represent cash flow hedges, to hedge against movements in the treasury rates at the time Cintas issued its senior notes in fiscal 2007, fiscal 2012, fiscal 2013 and fiscal 2017. The amortization of the interest rate locks resulted in a decrease to other comprehensive income of $0.4 million for both the three months ended November 30, 2021 and 2020. For the six months ended November 30, 2021 and 2020, the amortization of the interest rate locks resulted in a decrease to other comprehensive income of $0.9 million and $0.7 million, respectively. During fiscal 2020 and fiscal 2019, Cintas entered into interest rate lock agreements with a total notional value of $950.0 million and $500.0 million, respectively, for forecasted debt issuances in connection with upcoming debt maturities.

The fair values of the outstanding interest rate lock agreements are summarized as follows:

		November 30, 2021		May 31, 2021
Fiscal Year of Issuance (in thousands)	Notional Value	Other assets, net	Current accrued liabilities	Other assets, net	Long-term accrued liabilities

2020	$950,000	$16,202	$966	$40,400	$—
2019	$500,000	$—	$70,952	$—	$61,657

The interest rate locks are also recorded in other comprehensive income (loss), net of tax. These interest rate locks had no impact on net income or cash flows for the three and six months ended November 30, 2021 or 2020.

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

Note 9 - Income Taxes
In the normal course of business, Cintas provides for uncertain tax positions and the related interest and adjusts its unrecognized tax benefits and accrued interest accordingly. As of November 30, 2021 and May 31, 2021, recorded unrecognized tax benefits were $31.1 million and $34.2 million, respectively, and are included in long-term accrued liabilities on the consolidated condensed balance sheets.

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

Cintas’ effective tax rate was 18.0% and 13.3% for the three months ended November 30, 2021 and 2020, respectively. For the six months ended November 30, 2021 and 2020, Cintas' effective tax rate was 14.5% and 10.5%, respectively. The effective tax rate for all periods was impacted by certain discrete items (primarily the tax accounting for stock-based compensation). In addition, the effective tax rate for the three and six months ended November 30, 2020 included a one-time tax benefit on the sale of certain operating assets.

Note 10 - Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income (loss), net of tax:

(In thousands)	Foreign Currency	Unrealized Loss on Interest Rate Locks	Other	Total

Balance at June 1, 2021	$41,839	$(7,308)	$(3,643)	$30,888
Other comprehensive loss before reclassifications	(24,016)	(36,679)	—	(60,695)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(459)	—	(459)
Net current period other comprehensive loss	(24,016)	(37,138)	—	(61,154)
Balance at August 31, 2021	17,823	(44,446)	(3,643)	(30,266)
Other comprehensive (loss) income before reclassifications	(7,472)	10,940	—	3,468
Amounts reclassified from accumulated other comprehensive income (loss)	—	(460)	—	(460)
Net current period other comprehensive (loss) income	(7,472)	10,480	—	3,008
Balance at November 30, 2021	$10,351	$(33,966)	$(3,643)	$(27,258)

(In thousands)	Foreign Currency	Unrealized Loss on Interest Rate Locks	Other	Total

Balance at June 1, 2020	$(26,343)	$(112,718)	$(14,319)	$(153,380)
Other comprehensive income before reclassifications	26,946	10,842	—	37,788
Amounts reclassified from accumulated other comprehensive income (loss)	—	(358)	—	(358)
Net current period other comprehensive income	26,946	10,484	—	37,430
Balance at August 31, 2020	603	(102,234)	(14,319)	(115,950)
Other comprehensive income before reclassifications	2,960	15,942	—	18,902
Amounts reclassified from accumulated other comprehensive income (loss)	—	(359)	—	(359)
Net current period other comprehensive income	2,960	15,583	—	18,543
Balance at November 30, 2020	$3,563	$(86,651)	$(14,319)	$(97,407)

The following table summarizes the reclassifications out of accumulated other comprehensive (loss) income:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line in the Consolidated Condensed Statements of Income
	Three Months Ended		Six Months Ended
(In thousands)	November 30, 2021	November 30, 2020	November 30, 2021	November 30, 2020

Amortization of interest rate locks	$608	$474	$1,215	$948	Interest expense
Tax expense	(148)	(115)	(296)	(231)	Income taxes
Amortization of interest rate locks, net of tax	$460	$359	$919	$717

Note 11 - Segment Information
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

(In thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Corporate (1)	Total

For the three months ended November 30, 2021
Revenue	$1,535,271	$202,160	$184,850	$—	$1,922,281
Income (loss) before income taxes	$337,615	$22,077	$21,536	$(21,846)	$359,382

For the three months ended November 30, 2020
Revenue	$1,410,488	$194,419	$152,141	$—	$1,757,048
Income (loss) before income taxes	$315,609	$21,506	$15,757	$(24,339)	$328,533

As of and for the six months ended November 30, 2021

Revenue	$3,043,447	$401,276	$374,508	$—	$3,819,231
Income (loss) before income taxes	$666,997	$47,805	$60,527	$(43,644)	$731,685
Total assets	$6,901,366	$632,421	$370,453	$113,170	$8,017,410

As of and for the six months ended November 30, 2020

Revenue	$2,804,899	$398,899	$299,824	$—	$3,503,622
Income (loss) before income taxes	$630,637	$40,033	$31,908	$(48,825)	$653,753
Total assets	$6,732,076	$657,665	$361,837	$703,175	$8,454,753
(1) Corporate assets include cash and cash equivalents and marketable securities, if applicable, in all periods.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Strategy
Cintas helps more than one million businesses of all types and sizes, primarily in the United States (U.S.), as well as Canada and Latin America, get READY™ to open their doors with confidence every day by providing a wide range of products and services that enhance our customers’ image and help keep their facilities and employees clean, safe and looking their best. With products and services including uniforms, mats, mops, restroom supplies, first aid and safety products, fire extinguishers and testing, and safety training, Cintas helps customers get Ready for the Workday®. Cintas is also the creator of the Total Clean Program™ — a first-of-its-kind service that includes scheduled delivery of essential cleaning supplies, hygienically clean laundering, and sanitizing and disinfecting products and services.

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

Results of Operations
Cintas classifies its business into two reportable operating segments and places the remainder of its operating segments in an All Other category. Cintas’ two reportable operating segments are Uniform Rental and Facility Services and First Aid and Safety Services. The Uniform Rental and Facility Services reportable operating segment consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items. In addition to these rental items, restroom cleaning services and supplies and the sale of items from our catalogs to our customers on route are included within this reportable operating segment. The First Aid and Safety Services reportable operating segment consists of first aid and safety products and services. The remainder of Cintas’ business, which consists of the Fire Protection Services operating segment and the Uniform Direct Sale operating segment, is included in All Other. These operating segments consist of fire protection products and services and the direct sale of uniforms and related items. Cintas evaluates operating segment performance based on revenue and income before income taxes. Revenue and income before income taxes for the three and six months ended November 30, 2021 and 2020, for the two reportable operating segments and All Other are presented in Note 11 entitled Segment Information of “Notes to Consolidated Condensed Financial Statements.”

We have operations throughout the U.S. and Canada and participate in a global supply chain. During most of fiscal 2021, the existence of the novel strain of coronavirus (COVID-19) pandemic, the fear associated with the COVID-19 pandemic and the reactions of governments around the world in response to the COVID-19 pandemic to regulate the flow of labor and products and impede the business of our customers, impacted our ability to conduct normal business operations, which had an adverse effect on our business. Many of Cintas' customers were also impacted by the COVID-19 pandemic, and we saw an impact on some customer's ability to pay timely. While there was minimal disruption to our supply chain, Cintas did increase inventory, primarily personal protective equipment and facility services inventory, in response to the customer needs and demand associated with the safety and cleanliness requirements of COVID-19. The increase in inventory resulted in additional inventory reserves during fiscal 2021 and could result in future inventory reserve increases if demand for personal protective equipment materially declines. The on-going roll out of the COVID-19 vaccines and gradual lifting of COVID-19 restrictions had a positive impact on our business during the three and six months ended November 30 2021. The impact of the COVID-19 pandemic, including the emergence of the Omicron variant, is fluid and continues to evolve, and therefore, we cannot predict the extent to which our business, consolidated results of operations, consolidated financial condition or liquidity will ultimately be impacted.

Consolidated Results
Three Months Ended November 30, 2021 Compared to Three Months Ended November 30, 2020

Total revenue increased 9.4% to $1,922.3 million for the three months ended November 30, 2021, compared to $1,757.0 million for the three months ended November 30, 2020. The organic revenue growth rate, which adjusts for the impact of acquisitions, divestitures and foreign currency exchange rate fluctuations, was 9.3%. Revenue growth was negatively impacted by a net 0.2% due to acquisitions and divestitures and positively impacted by 0.3% due to foreign currency exchange rate fluctuations.

Uniform Rental and Facility Services reportable operating segment revenue was $1,535.3 million for the three months ended November 30, 2021, compared to $1,410.5 million for the same period in the prior fiscal year, which was an increase of 8.8%. The organic revenue grow rate for this reportable operating segment was 8.5%. Revenue growth in the Uniform Rental and Facility Services reportable operating segment was positively impacted by 0.3% due to foreign currency exchange rate fluctuations. Revenue growth was a result of new business, the penetration of additional products and services into existing customers and price increases, partially offset by lost business. New business growth resulted from an increase in the number and productivity of sales representatives.

Other revenue, consisting of revenue from the First Aid and Safety Services reportable operating segment and All Other, increased 11.7% for the three months ended November 30, 2021, compared to the same period in the prior fiscal year, from $346.6 million to $387.0 million. The organic revenue growth rate for other revenue was 12.8%. Revenue growth was negatively impacted by a net 1.2% due to acquisitions and divestitures and positively impacted by 0.1% due to foreign currency exchange rate fluctuations.

Cost of uniform rental and facility services consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other ancillary items. Cost of uniform rental and facility services increased $77.5 million, or 10.5%, for the three months ended November 30, 2021, compared to the three months ended November 30, 2020. This change from the prior fiscal year was primarily due to higher Uniform Rental and Facility Services reportable operating segment sales volume, as well as increased energy costs and labor to generate the revenue growth achieved during the three months ended November 30, 2021 as well as anticipated revenue growth during the remainder of the current fiscal year.

Cost of other consists primarily of cost of goods sold (predominantly first aid and safety products, personal protective equipment, uniforms, and fire protection products), delivery expenses and distribution expenses in the First Aid and Safety Services reportable operating segment and All Other. Cost of other increased $22.5 million, or 11.4%, for the three months ended November 30, 2021, compared to the three months ended November 30, 2020, primarily due to increased sales volume in each of the underlying operating segments. Cost of other improved as a percentage of revenue, decreasing from 56.9% for three months ended November 30, 2020 to 56.8% for the three months ended November 30, 2021. The improvement in cost of sales as a percent to revenue was primarily due to a favorable change in sales mix, including a decrease in the proportion of sales related to personal protective equipment.

Selling and administrative expenses increased $36.9 million, or 7.9%, in the three months ended November 30, 2021, compared to the same period of the prior fiscal year. The increase in expense was primarily due to increases in selling labor and increased travel and meeting expenses. Selling and administrative expenses as a percent of revenue were 26.2% for the three months ended November 30, 2021, which is a 40 basis point improvement compared to 26.6% for the same period in the prior fiscal year. The improvement as a percent of revenue was primarily due to revenue growth outpacing the growth in expenses. In addition, lower labor and employee-partner related expenses during the three months ended November 30, 2021 more than offset a one-time benefit from the gain on the sale of certain operating assets during the three months ended November 30, 2020.

Operating income was $381.2 million, or 19.8% of revenue, for the three months ended November 30, 2021, compared to $352.9 million, or 20.1% of revenue, for the three months ended November 30, 2020. The 30 basis point decrease in operating income as a percent of revenue was due to a one-time benefit from the gain on the sale of certain operating assets for the three months ended November 30, 2020.

Net interest expense (interest expense less interest income) was $21.8 million for the three months ended November 30, 2021, compared to $24.3 million for the three months ended November 30, 2020. The change was primarily due to the replacement of the $250.0 million of senior notes with an interest rate of 4.30% that matured on June 1, 2021, with commercial paper that had an interest rate of 0.22% at November 30, 2021.

Cintas’ effective tax rate for continuing operations was 18.0% and 13.3% for the three months ended November 30, 2021 and 2020, respectively. The effective tax rate in both periods was impacted by certain discrete items, primarily the tax accounting impact for stock-based compensation. In addition, the effective tax rate for the three months ended November 30, 2020 included a one-time tax benefit on the sale of certain operating assets.

Net income for the three months ended November 30, 2021 increased $9.8 million, or 3.4%, compared to the three months ended November 30, 2020. Diluted earnings per share were $2.76 for the three months ended November 30, 2021, which was an increase of 5.3% compared to the same period in the prior fiscal year. Diluted earnings per share increased primarily due to the increase in net income combined with the decrease in diluted weighted average common shares outstanding. The decrease in diluted weighted average common shares outstanding resulted from purchasing an aggregate of approximately 3.0 million shares of common stock under the October 30, 2018 and October 29, 2019 share buyback programs since the beginning of the third quarter of fiscal 2021 through the first quarter of fiscal 2022.

Uniform Rental and Facility Services Reportable Operating Segment
Three Months Ended November 30, 2021 Compared to Three Months Ended November 30, 2020

Uniform Rental and Facility Services reportable operating segment revenue was $1,535.3 million for the three months ended November 30, 2021 compared to $1,410.5 million for the same period of the prior fiscal year, and the cost of uniform rental and facility services increased $77.5 million, or 10.5%. The organic revenue grow rate for the reportable operating segment was 8.5%. The reportable operating segment’s gross margin was $718.0 million, or 46.8% of revenue. The gross margin was 70 basis points lower than the prior fiscal year’s second quarter gross margin of 47.5%. The difference in gross margin as a percent to revenue was driven primarily by a 40 basis point increase in energy costs and labor to generate the revenue growth achieved during the six months ended November 30, 2021 as well as anticipated revenue growth during the remainder of the current fiscal year.

Selling and administrative expenses for the Uniform Rental and Facility Services reportable operating segment increased $25.3 million in the three months ended November 30, 2021 compared to the same period of the prior fiscal year primarily due to an investment in the sales force and the inclusion of a one-time gain on sale of certain assets in the prior fiscal year period. Selling and administrative expenses as a percent of revenue for the three months ended November 30, 2021 improved to 24.8% compared to the 25.2% in the second quarter of the prior fiscal year. The improvement in percent of revenue was primarily due to efficiencies in labor and employee-partner related expenses during the three months ended November 30, 2021, that more than offset the gain on sale of certain operating assets during the three months ended November 30, 2020.

Income before income taxes increased $22.0 million, or 7.0%, for the Uniform Rental and Facility Services reportable operating segment for the three months ended November 30, 2021, compared to the same period in the prior fiscal year. Income before income taxes was 22.0% of the reportable operating segment’s revenue, which was a 40 basis point decrease from the second quarter of the prior fiscal year of 22.4%. This decrease was primarily due to the previously discussed changes in gross margin and selling and administrative expenses as a percent of revenue.

First Aid and Safety Services Reportable Operating Segment
Three Months Ended November 30, 2021 Compared to Three Months Ended November 30, 2020

First Aid and Safety Services reportable operating segment revenue increased from $194.4 million to $202.2 million, or 4.0%, for the three months ended November 30, 2021, over the same period in the prior fiscal year. The organic revenue growth rate for the reportable operating segment was 3.2%. First Aid and Safety Services reportable operating segment revenue was positively impacted by 0.6% due to acquisitions and by 0.2% due to foreign currency exchange rate fluctuations. The increase in revenue was driven by many factors including new business sold by sales representatives, penetration of additional products and services into existing customers and strong customer retention, which more than offset the significant one-time sales of personal protective equipment in the prior fiscal year period.

Cost of first aid and safety services increased $3.3 million, or 3.0%, for the three months ended November 30, 2021, over the three months ended November 30, 2020, due to higher sales volume. The gross margin as a percent of revenue was 43.5% for the quarter ended November 30, 2021, compared to the gross margin as a percent of revenue of 43.0% in the same period of the prior fiscal year. The improvement in gross margin from the second quarter of the prior year was primarily driven by a decrease in the proportion of sales related to personal protective equipment, which typically have lower gross margins than first aid cabinet sales.
Selling and administrative expenses increased $3.9 million in the three months ended November 30, 2021, compared to the same period of the prior fiscal year, Selling and administrative expenses as a percent of revenue for the three months ended November 30, 2021 were 32.6%, compared to 31.9% in the second quarter of the prior fiscal year. The change as a percent of revenue from the prior year was primarily due to an investment in the sales force to support our strong current revenue growth and anticipated revenue growth.

Income before income taxes for the First Aid and Safety Services reportable operating segment increased $0.6 million to $22.1 million for the three months ended November 30, 2021, compared to the same period in the prior fiscal year. Income before income taxes was 10.9% of the reportable operating segment’s revenue compared to the second quarter of the prior fiscal year of 11.1%. The increase in income before income taxes was due to the previously discussed increase in gross margin.

Consolidated Results
Six Months Ended November 30, 2021 Compared to Six Months Ended November 30, 2020

Total revenue increased 9.0% to $3,819.2 million for the six months ended November 30, 2021, compared to $3,503.6 million for the six months ended November 30, 2020. Total organic revenue growth was 9.0%. Organic growth adjusts for the impact of acquisitions, divestitures and foreign currency exchange rate fluctuations. Revenue growth was negatively impacted by a net 0.3% due to acquisitions and divestitures and positively impacted by 0.3% due to foreign currency exchange rate fluctuations.

Uniform Rental and Facility Services reportable operating segment revenue was $3,043.4 million for the six months ended November 30, 2021, compared to $2,804.9 million in the same period of the prior fiscal year, which was an increase of 8.5%. Organic revenue growth for this reportable operating segment was 8.3%. Uniform Rental and Facility Services reportable operating segment revenue was negatively impacted by a net 0.3% due to acquisitions and divestitures and positively impacted by 0.5% due to foreign currency exchange rate fluctuations. Revenue growth was a result of new business, the penetration of additional products and services into existing customers and price increases, partially offset by lost business. New business growth resulted from an increase in the number and productivity of sales representatives.

Other revenue, consisting of revenue from the First Aid and Safety Services reportable operating segment and All Other, was $775.8 million for the six months ended November 30, 2021, compared to $698.7 million for the six months ended November 30, 2020, which was an increase of 11.0%. Other revenue organic growth was 11.5%. Revenue growth was negatively impacted by a net 0.7% due to acquisitions and divestitures and positively impacted by 0.2% due to foreign currency exchange rate fluctuations.

Cost of uniform rental and facility services consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other ancillary items. Cost of uniform rental and facility services increased $141.3 million, or 9.7%, for the six months ended November 30, 2021, compared to the six months ended November 30, 2020. This increase over the same period of the prior fiscal year was due to higher Uniform Rental and Facility Services reportable operating segment sales volume, as well as higher energy costs.

Cost of other consists primarily of cost of goods sold (predominantly first aid and safety products, personal protective equipment, uniforms, and fire protection products), delivery expenses and distribution expenses in the First Aid and Safety Services reportable operating segment and All Other. Cost of other increased $32.5 million, or 8.1%, for the six months ended November 30, 2021, compared to the six months ended November 30, 2020. Cost of other improved as a percentage of revenue, decreasing from 57.6% for six months ended November 30, 2020 to 56.0% for the six months ended November 30, 2021. The decrease as a percent of revenue was due to a decrease in the proportion of sales in the First Aid and Safety Services reportable operating segment of personal protective equipment, which typically have lower gross margins compared to the First Aid cabinet sales.

Selling and administrative expenses increased $69.1 million, or 7.3%, for the six months ended November 30, 2021, compared to the same period in the prior fiscal year. Selling and administrative expenses improved as a percent to revenue for the six months ended November 30, 2021 to 26.5%, compared to 26.9% for the same period of the prior fiscal year. The improvement as a percent of revenue was primarily due to lower labor and employee-partner related expenses during the six months ended November 30, 2021, which more than offset the year over year net negative impact of the gains on the sale of certain operating assets.

Operating income was $775.3 million, or 20.3% of revenue, for the six months ended November 30, 2021, compared to $702.6 million, or 20.1% of revenue, for the six months ended November 30, 2020. The improvement in operating income as a percent of revenue was due to the reasons previously discussed.

Net interest expense (interest expense less interest income) was $43.6 million for the six months ended November 30, 2021, compared to $48.8 million for the six months ended November 30, 2020. The change was primarily due to the replacement of the $250.0 million of senior notes with an interest rate of 4.30% that matured on June 1, 2021, with commercial paper that had an interest rate of 0.22% at November 30, 2021.

Cintas’ effective tax rate was 14.5% and 10.5% for the six months ended November 30, 2021 and November 30, 2020, respectively. The effective tax rate in both periods was impacted by certain discrete items, primarily the tax accounting for stock-based compensation. In addition, the effective tax rate for the six months ended November 30, 2020 included a one-time tax benefit on the sale of certain operating assets.

Net income for the six months ended November 30, 2021 increased $41.0 million, or 7.0%, compared to the six months ended November 30, 2020. Diluted earnings per share was $5.87 for the six months ended November 30, 2021, which was an increase of 8.7% compared to the same period in the prior fiscal year. Diluted earnings per share increased due to the increase in net income combined with the decrease in diluted weighted average common shares outstanding. The decrease in diluted weighted average common shares outstanding resulted from purchasing an aggregate of approximately 3.0 million shares of common stock under the October 30, 2018 and October 29, 2019 share buyback programs since the beginning of the third quarter of fiscal 2021 through the first quarter of fiscal 2022.

Uniform Rental and Facility Services Reportable Operating Segment
Six Months Ended November 30, 2021 Compared to Six Months Ended November 30, 2020

Uniform Rental and Facility Services reportable operating segment revenue increased 8.5% to $3,043.4 million for the six months ended November 30, 2021, compared to $2,804.9 million for the same period of the prior fiscal year, and the cost of uniform rental and facility services increased $141.3 million, or 9.7%. Organic revenue growth for this reportable operating segment was 8.3%. The reportable operating segment’s gross margin was $1,446.9 million, or 47.5% of revenue. The change in gross margin from the gross margin of 48.1% for the six months ended November 30, 2020, was primarily due to an increase of 40 basis points in energy costs.
Selling and administrative expenses for the Uniform Rental and Facility Services reportable operating segment increased $60.8 million but remained the same as a percent of revenue at 25.6% for both the six months ended November 30, 2021 and 2020. Efficiencies in labor and employee-partner related expense during the six months ended November 30, 2021 offset a prior year gain on the sale of certain operating assets during the six months ended November 30, 2020.

Income before income taxes increased $36.4 million, or 5.8%, for the Uniform Rental and Facility Services reportable operating segment for the six months ended November 30, 2021, compared to the same period in the prior fiscal year. Income before income taxes was 21.9% of the reportable operating segment’s revenue, which was a 60 basis point decrease compared to 22.5% for the six months ended November 30, 2020. This increase was primarily due to the decrease in gross margin.

First Aid and Safety Services Reportable Operating Segment
Six Months Ended November 30, 2021 Compared to Six Months Ended November 30, 2020

First Aid and Safety Services reportable operating segment revenue increased from $398.9 million to $401.3 million, or 0.6%, for the six months ended November 30, 2021, over the same period in the prior fiscal year. Revenue for this reportable operating segment declined organically by 0.1%. First Aid and Safety Services reportable operating segment revenue was positively impacted by 0.6% due to acquisitions and by 0.1% due to foreign currency exchange rate fluctuations. Increases in new business sold by sales representatives, penetration of additional products and services into existing customers and strong customer retention offset significant, non-recurring sales of personal protective equipment in the prior fiscal year period.

Cost of first aid and safety services decreased $9.2 million, or 4.0%, for the six months ended November 30, 2021, from the six months ended November 30, 2020, due to a decrease in the proportion of sales related to personal protective equipment, which typically have lower gross margins than First Aid cabinet sales. The gross margin as a percent of revenue was 44.2% for the six months ended November 30, 2021, which was an increase of 270 basis points compared to the gross margin as a percent of revenue of 41.5% in the same period of the prior fiscal year. The change in gross margin from the first half of the prior fiscal year was primarily a result of the decrease in the proportion of sales related to personal protective equipment.

Selling and administrative expenses increased $3.8 million, and increased as a percent of revenue to 32.3%, compared to 31.5% for the six months ended November 30, 2020. The increase in expenses as a percent of revenue was primarily due to an investment in the sales force to support our strong current fiscal year revenue growth as well as anticipated revenue growth through the remainder of the fiscal year.

Income before income taxes for the First Aid and Safety Services reportable operating segment was $47.8 million for the six months ended November 30, 2021, compared to $40.0 million for the same period in the prior fiscal year. Income before income taxes, at 11.9% of the reportable operating segment’s revenue, increased 190 basis points compared to the same period of the prior fiscal year due to the increase in gross margin.

Liquidity and Capital Resources
The following is a summary of our cash flows and cash and cash equivalents as of and for the six months ended November 30:

(In thousands)	2021	2020

Net cash provided by operating activities	$593,782	$572,964
Net cash used in investing activities	$(151,595)	$(51,242)
Net cash (used in) provided by financing activities	$(819,876)	$34,461

Cash and cash equivalents at the end of the period	$113,170	$703,175
Cash and cash equivalents as of November 30, 2021 and 2020, include $64.8 million and $37.5 million, respectively, that is located outside of the U.S.

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

We expect our cash flows from operating activities to remain sufficient to provide us with adequate levels of short-term liquidity. In addition, we have access to $1.0 billion of short-term debt from our revolving credit facility. Although the impact of the COVID-19 pandemic is fluid and continues to evolve, we believe our long-term liquidity position remains strong. We believe the Company has sufficient liquidity to operate in the current business environment. Acquisitions, repurchases of our common stock and dividends remain strategic objectives, but they will be dependent on the economic outlook and liquidity of the Company.

Net cash provided by operating activities was $593.8 million for the six months ended November 30, 2021, compared to $573.0 million for the six months ended November 30, 2020. The change from the prior fiscal year was primarily due to an increase in net income, which was partially offset by unfavorable changes in working capital, specifically, accounts receivable and Uniforms and other rental items in service, which resulted from the growth in sales. In addition, we had a favorable change in inventories, net, which was the result of a large amount of inventory purchases in the prior fiscal year period related to the COVID-19 pandemic, including sanitizer, sanitizer stands, masks and gloves.

Net cash used in investing activities includes capital expenditures, purchases of investments, proceeds from sale of operating assets and cash paid for acquisitions of businesses. Capital expenditures were $108.6 million and $57.7 million for the six months ended November 30, 2021 and 2020, respectively. Capital expenditures in the six months ended November 30, 2021 included $76.3 million for the Uniform Rental and Facility Services reportable operating segment and $25.1 million for the First Aid and Safety Services reportable operating segment. Cash paid for acquisitions of businesses was $45.7 million and $6.9 million for the six months ended November 30, 2021 and 2020, respectively. The acquisitions during both the six months ended November 30, 2021 and 2020 occurred in our Uniform Rental and Facility Services reportable operating segment, our First Aid and Safety Services reportable operating segment and our Fire Protection operating segment, which is included in All Other. Also, during the six months ended November 30, 2021, the Company received proceeds of $15.3 million from the sale of certain operating assets in All Other. During the six months ended November 30, 2020, the Company received proceeds of $23.4 million from the sale of certain operating assets, net of cash disposed in the Uniform Rental and Facility Services reportable operating segment. Net cash used in investing activities also includes $6.0 million and $7.2 million of purchases of investments during the six months ended November 30, 2021 and 2020, respectively.

Net cash used in financing activities was $819.9 million for the six months ended November 30, 2021, and net cash provided by financing activities was $34.5 million for the six months ended November 30, 2020. The change in cash used in financing activities was primarily due to the increase in share buyback activity, debt payments and dividend payments, partially offset by the net issuance of commercial paper in the six months ended November 30, 2021.

On October 29, 2019, we announced the Board of Directors authorized a $1.0 billion share buyback program, which was completed during the first quarter of fiscal 2022. On July 27, 2021, we announced that the Board of Directors authorized a new $1.5 billion share buyback program, which does not have an expiration date. The following table summarizes the buyback activity by program for the six months ended November 30:

	2021			2020
Buyback Program (In thousands except per share data)	Shares	Avg. Price per Share	Purchase Price	Shares	Avg. Price per Share	Purchase Price

October 29, 2019	1,590	$365.41	$581,220	—	$—	$—
July 27, 2021	—	$—	$—	—	$—	$—
	1,590	$365.41	$581,220	—	$—	$—

In addition, for the six months ended November 30, 2021, Cintas acquired 0.2 million shares of Cintas common stock for employee payroll taxes due on restricted stock awards that vested during the six months ended November 30, 2021. These shares were acquired at an average price of $395.84 per share for a total purchase price of $83.5 million. For the six months ended November 30, 2020, Cintas acquired 0.2 million shares of Cintas common stock for employee payroll taxes due on restricted stock awards that vested during the six months ended November 30, 2020. These shares were acquired at an average price of $301.01 per share for a total purchase price of $71.4 million.

On April 13, 2021, our Board of Directors declared a quarterly dividend of $0.75 per share on outstanding common stock. These dividends, totaling $79.1 million, were paid on June 15, 2021, to shareholders of record as of May 15, 2021. On July 27, 2021, the Board of Directors declared a quarterly dividend of $0.95 per share on outstanding common stock. These dividends, totaling $98.8 million, were paid on September 15, 2021, to shareholders of record as of August 13, 2021. On October 26, 2021, the Board of Directors declared a quarterly dividend of $0.95 per share on outstanding common stock. This dividend of $99.1 million was accrued on the November 30, 2021 consolidated condensed balance sheet and was paid on December 15, 2021, during the third quarter of fiscal 2022, to shareholders of record as of November 15, 2021. Any future dividend declarations, including the amount of any dividends, are at the discretion of the Board of Directors and dependent upon then-existing conditions, including the Company's consolidated operating results and consolidated financial condition, capital requirements, contractual restrictions, business prospects and other factors that the Board of Directors may deem relevant.

During the six months ended November 30, 2021, Cintas issued $167.0 million, net of commercial paper borrowings. On June 1, 2021, in accordance with the terms of the notes, Cintas paid the $250.0 million aggregate principal amount of its 4.30%, 10-year senior notes that matured on that date with cash on hand. During the next 12 months, Cintas expects to issue long-term debt to pay the $650 million principal amount of its 2.90%, 5-year senior notes that mature in the fourth quarter of fiscal 2022 and the $300 million principal amount of its 3.25%, 10-year senior notes that mature in the first quarter of fiscal 2023.

The following table summarizes Cintas' outstanding debt:

(In thousands)	Interest Rate		Fiscal Year Issued	Fiscal Year Maturity	November 30, 2021	May 31, 2021

Debt due within one year
Senior notes	4.30%		2012	2022	$—	$250,000
Senior notes	2.90%		2017	2022	650,000	650,000
Senior notes	3.25%		2013	2023	300,000	—
Commercial paper	0.22%	(1)	2022	2022	167,000	—
Debt issuance costs					(493)	(930)
Total debt due within one year					$1,116,507	$899,070

Debt due after one year
Senior notes	3.25%		2013	2023	$—	$300,000
Senior notes (2)	2.78%		2013	2023	50,598	50,815
Senior notes (3)	3.11%		2015	2025	51,133	51,301
Senior notes	3.70%		2017	2027	1,000,000	1,000,000
Senior notes	6.15%		2007	2037	250,000	250,000
Debt issuance costs					(8,364)	(9,283)
Total debt due after one year					$1,343,367	$1,642,833

(1)   Variable rate debt instrument. The rate presented is the variable borrowing rate at November 30, 2021.
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
The credit agreement that supports our commercial paper program has a revolving credit facility with capacity to $1.0 billion. The credit agreement has an accordion feature that provides Cintas the ability to request increases to the borrowing commitments under the revolving credit facility of up to $250.0 million in the aggregate, subject to customary conditions. The maturity date of the revolving credit facility is May 23, 2024. As of November 30, 2021, there was $167.0 million of commercial paper outstanding and no borrowings on our revolving credit facility. As of May 31, 2021, there was no commercial paper outstanding and no borrowings on our revolving credit facility.

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

Our access to the commercial paper and long-term debt markets has historically provided us with sources of liquidity. We do not anticipate having difficulty in obtaining financing from those markets in the future in view of our favorable experiences in the debt markets in the recent past, including, without limitation, to repay our long-term debt that is maturing in the next twelve months. However, the COVID-19 pandemic, which has caused disruption in the capital markets, could make financing more difficult and/or expensive. Additionally, our ability to continue to access the commercial paper and long-term debt markets on favorable interest rate and other terms will depend, to a significant degree, on the ratings assigned by the credit rating agencies to our indebtedness. As of November 30, 2021, our ratings were as follows:

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
Subsequent to November 30, 2021, Cintas purchased the remaining shares of an equity method investment for cash consideration of $47.7 million.

Financial and Nonfinancial Disclosure About Issuers and Guarantors of Cintas’ Senior Notes
Cintas Corporation No. 2 (Corp. 2) is the indirectly, wholly owned principal operating subsidiary of Cintas. Corp. 2 is the issuer of the $2,300.0 million aggregate principal amount of senior notes outstanding as of November 30, 2021, which are unconditionally guaranteed, jointly and severally, by Cintas Corporation and its wholly owned, direct and indirect domestic subsidiaries.

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

	Six Months Ended
Summarized Consolidated Condensed Statement of Income (In thousands)	November 30, 2021	November 30, 2020

Net sales to unrelated parties	$3,599,543	$3,301,634
Net sales to non-guarantors	$3,242	$1,642
Operating income	$749,944	$664,707
Net income	$607,272	$552,368

Summarized Consolidated Condensed Balance Sheets (In thousands)	November 30, 2021	May 31, 2021

ASSETS
Receivables due from non-obligor subsidiaries	$21,590	$2,292
Total other current assets	$2,435,218	$2,652,810
Total other noncurrent assets	$4,927,310	$4,924,550

LIABILITIES
Amounts due to non-obligor subsidiaries	$12,495	$457
Current liabilities	$2,140,115	$1,893,352
Noncurrent liabilities	$2,215,449	$2,549,911

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

ITEM 4.
CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
With the participation of Cintas’ management, including Cintas’ President and Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, Cintas has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of November 30, 2021. Based on such evaluation, Cintas’ management, including Cintas’ President and Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, has concluded that Cintas’ disclosure controls and procedures were effective as of November 30, 2021, in ensuring (i) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is accumulated and communicated to Cintas’ management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting
There were no changes in Cintas’ internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended November 30, 2021, that have materially affected, or are reasonably likely to materially affect, Cintas' internal control over financial reporting.

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

ITEM 2.
UNREGISTERED SALES OF EQUITY
SECURITIES AND USE OF PROCEEDS

Period (In millions, except share and per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan (1)	Maximum approximate dollar value of shares that may yet be purchased under the plan (1)

September 1 - 30, 2021 (2)	5,326	$397.74	—	$1,500.0
October 1 - 31, 2021 (3)	570	$420.27	—	$1,500.0
November 1 - 30, 2021 (4)	7,131	$438.19	—	$1,500.0
Total	13,027	$420.87	—	$1,500.0

(1)   On July 27, 2021, Cintas announced that the Board of Directors authorized a $1.5 billion share buyback program, which does not have an expiration date. Cintas has not made any purchases under the July 27 2021 share buyback program through November 30, 2021.
(2)   During September 2021, Cintas acquired 5,326 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $397.74 per share for a total purchase price of $2.1 million.
(3)  During October 2021, Cintas acquired 570 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $420.27 per share for a total purchase price of $0.2 million.
(4)  During November 2021, Cintas acquired 7,131 shares of Cintas common stock in trade for employee payroll taxes due on restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $438.19 per share for a total purchase price of $3.1 million.

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
101
The following financial statements from Cintas' Quarterly Report on Form 10-Q for the period ended November 30, 2021, formatted in Inline XBRL: (i) Consolidated Condensed Statements of Income (unaudited), (ii) Consolidated Condensed Statements of Comprehensive Income (unaudited), (iii) Consolidated Condensed Balance Sheets (unaudited), (iv) Consolidated Condensed Statements of Shareholders' Equity (unaudited), (v) Consolidated Condensed Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Condensed Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINTAS CORPORATION
(Registrant)

Date:	January 6, 2022	/s/	J. Michael Hansen

J. Michael Hansen
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)