Form 10-Q
period 2022-02-28
CINTAS CORP
filed 2022-04-07
CIK 723254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	February 28, 2022
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding March 31, 2022
Common Stock, no par value	102,324,911

CINTAS CORPORATION

Part I. Financial Information
ITEM 1.
FINANCIAL STATEMENTS
CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
(In thousands except per share data)

	Three Months Ended		Nine Months Ended
	February 28, 2022	February 28, 2021	February 28, 2022	February 28, 2021
Revenue:
Uniform rental and facility services	$1,553,320	$1,417,865	$4,596,767	$4,222,764
Other	407,222	359,191	1,183,006	1,057,914
Total revenue	1,960,542	1,777,056	5,779,773	5,280,678

Costs and expenses:
Cost of uniform rental and facility services	834,082	761,850	2,430,644	2,217,073
Cost of other	228,306	205,690	663,078	608,004
Selling and administrative expenses	490,549	483,048	1,503,117	1,426,555

Operating income	407,605	326,468	1,182,934	1,029,046

Interest income	(56)	(87)	(168)	(369)
Interest expense	22,030	24,552	65,786	73,659

Income before income taxes	385,631	302,003	1,117,316	955,756
Income taxes	70,183	43,619	176,020	112,510
Net income	$315,448	$258,384	$941,296	$843,246

Basic earnings per share	$3.04	$2.44	$9.05	$7.99

Diluted earnings per share	$2.97	$2.37	$8.84	$7.78

Dividends declared per share	$0.95	$0.75	$2.85	$4.26

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	February 28, 2022	February 28, 2021	February 28, 2022	February 28, 2021

Net income	$315,448	$258,384	$941,296	$843,246

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	5,297	8,947	(26,191)	38,853
Change in fair value of interest rate lock agreements, net of tax expense of $11,832, $25,689, $3,022 and $34,761, respectively	34,567	75,850	8,828	102,634
Amortization of interest rate lock agreements, net of tax benefit of $149, $116, $445 and $347, respectively	(459)	(358)	(1,378)	(1,075)

Other comprehensive income (loss), net of tax expense of $11,981, $25,805, $3,467 and $35,108, respectively	39,405	84,439	(18,741)	140,412

Comprehensive income	$354,853	$342,823	$922,555	$983,658

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands except share data)

	February 28, 2022	May 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$84,136	$493,640
Accounts receivable, net	1,004,632	901,710
Inventories, net	486,750	481,797
Uniforms and other rental items in service	881,734	810,104
Income taxes, current	66,047	22,282
Prepaid expenses and other current assets	163,442	133,776
Total current assets	2,686,741	2,843,309

Property and equipment, net	1,312,176	1,318,438

Investments	259,930	274,616
Goodwill	3,032,738	2,913,069
Service contracts, net	402,366	408,445
Operating lease right-of-use assets, net	167,995	168,532
Other assets, net	306,654	310,414
	$8,168,600	$8,236,823

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$235,051	$230,786
Accrued compensation and related liabilities	212,481	241,469
Accrued liabilities	622,797	518,910
Operating lease liabilities, current	44,105	43,850
Debt due within one year	1,509,056	899,070
Total current liabilities	2,623,490	1,934,085

Long-term liabilities:
Debt due after one year	1,343,513	1,642,833
Deferred income taxes	430,695	386,647
Operating lease liabilities	131,224	130,774
Accrued liabilities	345,778	454,637
Total long-term liabilities	2,251,210	2,614,891

Shareholders’ equity:
Preferred stock, no par value:	—	—
100,000 shares authorized, none outstanding
Common stock, no par value, and paid-in capital:	1,729,525	1,516,202
425,000,000 shares authorized
FY 2022: 190,693,424 shares issued and 102,415,971 shares outstanding
FY 2021: 189,071,185 shares issued and 104,061,391 shares outstanding
Retained earnings	8,522,327	7,877,015
Treasury stock:	(6,970,099)	(5,736,258)
FY 2022: 88,277,453 shares
FY 2021: 85,009,794 shares
Accumulated other comprehensive income	12,147	30,888
Total shareholders’ equity	3,293,900	3,687,847
	$8,168,600	$8,236,823
See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands)

	Common Stock and Paid-In Capital		Retained Earnings	Other Accumulated Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
	Shares	Amount			Shares	Amount

Balance at June 1, 2021	189,071	$1,516,202	$7,877,015	$30,888	(85,010)	$(5,736,258)	$3,687,847
Net income	—	—	331,179	—	—	—	331,179
Comprehensive loss, net of tax	—	—	—	(61,154)	—	—	(61,154)
Dividends	—	—	(98,826)	—	—	—	(98,826)
Stock-based compensation	—	36,496	—	—	—	—	36,496
Vesting of stock-based compensation awards	493	—	—	—	—	—	—
Stock options exercised	564	72,896	—	—	—	—	72,896
Repurchase of common stock	—	—	—	—	(1,788)	(659,235)	(659,235)
Balance at August 31, 2021	190,128	$1,625,594	$8,109,368	$(30,266)	(86,798)	$(6,395,493)	$3,309,203
Net income	—	—	294,669	—	—	—	294,669
Comprehensive income, net of tax	—	—	—	3,008	—	—	3,008
Dividends	—	—	(98,961)	—	—	—	(98,961)
Stock-based compensation	—	24,397	—	—	—	—	24,397
Vesting of stock-based compensation awards	31	—	—	—	—	—	—
Stock options exercised	317	36,302	—	—	—	—	36,302
Repurchase of common stock	—	—	—	—	(13)	(5,491)	(5,491)
Balance at November 30, 2021	190,476	$1,686,293	$8,305,076	$(27,258)	(86,811)	$(6,400,984)	$3,563,127
Net income	—	—	315,448	—	—	—	315,448
Comprehensive income, net of tax	—	—	—	39,405	—	—	39,405
Dividends	—	—	(98,197)	—	—	—	(98,197)
Stock-based compensation	—	22,794	—	—	—	—	22,794
Vesting of stock-based compensation awards	2	—	—	—	—	—	—
Stock options exercised	215	20,438	—	—	—	—	20,438
Repurchase of common stock	—	—	—	—	(1,466)	(569,115)	(569,115)
Balance at February 28, 2022	190,693	$1,729,525	$8,522,327	$12,147	(88,277)	$(6,970,099)	$3,293,900

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands)

	Common Stock and Paid-In Capital		Retained Earnings	Other Accumulated Comprehensive Loss	Treasury Stock		Total Shareholders' Equity
	Shares	Amount			Shares	Amount

Balance at June 1, 2020	186,793	$1,274,210	$7,296,509	$(153,380)	(83,378)	$(5,182,137)	$3,235,202
Net income	—	—	300,005	—	—	—	300,005
Comprehensive income, net of tax	—	—	—	37,430	—	—	37,430
Stock-based compensation	—	29,055	—	—	—	—	29,055
Vesting of stock-based compensation awards	568	—	—	—	—	—	—
Stock options exercised	795	72,123	—	—	—	—	72,123
Repurchase of common stock	—	—	—	—	(230)	(69,011)	(69,011)
Balance at August 31, 2020	188,156	$1,375,388	$7,596,514	$(115,950)	(83,608)	$(5,251,148)	$3,604,804
Net income	—	—	284,857	—	—	—	284,857
Comprehensive income, net of tax	—	—	—	18,543	—	—	18,543
Dividends	—	—	(371,827)	—	—	—	(371,827)
Stock-based compensation	—	28,547	—	—	—	—	28,547
Vesting of stock-based compensation awards	21	—	—	—	—	—	—
Stock options exercised	424	35,407	—	—	—	—	35,407
Repurchase of common stock	—	—	—	—	(7)	(2,371)	(2,371)
Balance at November 30, 2020	188,601	$1,439,342	$7,509,544	$(97,407)	(83,615)	$(5,253,519)	$3,597,960
Net income	—	—	258,384	—	—	—	258,384
Comprehensive income, net of tax	—	—	—	84,439	—	—	84,439
Dividends	—	—	(79,503)	—	—	—	(79,503)
Stock-based compensation	—	25,819	—	—	—	—	25,819
Vesting of stock-based compensation awards	9	—	—	—	—	—	—
Stock options exercised	304	12,519	—	—	—	—	12,519
Repurchase of common stock	—	—	—	—	(260)	(83,108)	(83,108)
Balance at February 22, 2021	188,914	$1,477,680	$7,688,425	$(12,968)	(83,875)	$(5,336,627)	$3,816,510

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	February 28, 2022	February 28, 2021
Cash flows from operating activities:
Net income	$941,296	$843,246
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	184,464	182,132
Amortization of intangible assets and capitalized contract costs	112,859	107,689
Stock-based compensation	83,687	83,421
Gain on equity method investment transaction	(30,151)	—
Gain on sale of operating assets	(12,129)	(21,861)
Deferred income taxes	42,652	(36,259)
Change in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(99,223)	(63,178)
Inventories, net	2,311	(123,678)
Uniforms and other rental items in service	(77,584)	(6,269)
Prepaid expenses and other current assets and capitalized contract costs	(77,450)	(76,971)
Accounts payable	6,168	5,113
Accrued compensation and related liabilities	(28,400)	97,474
Accrued liabilities and other	(17,717)	(1,357)
Income taxes, current	(43,728)	(84,687)
Net cash provided by operating activities	987,055	904,815

Cash flows from investing activities:
Capital expenditures	(165,851)	(100,410)
Purchases of investments	(6,024)	(7,873)
Proceeds from sale of operating assets, net of cash disposed	15,347	32,490
Acquisitions of businesses, net of cash acquired	(150,844)	(7,570)
Other, net	(8,939)	(5,301)
Net cash used in investing activities	(316,311)	(88,664)

Cash flows from financing activities:
Issuance of commercial paper, net	559,210	—
Repayment of debt	(250,000)	—
Proceeds from exercise of stock-based compensation awards	117,636	120,049
Dividends paid	(276,922)	(371,818)
Repurchase of common stock	(1,221,841)	(154,490)
Other, net	(6,657)	(3,836)
Net cash used in financing activities	(1,078,574)	(410,095)

Effect of exchange rate changes on cash and cash equivalents	(1,674)	2,153

Net (decrease) increase in cash and cash equivalents	(409,504)	408,209
Cash and cash equivalents at beginning of period	493,640	145,402
Cash and cash equivalents at end of period	$84,136	$553,611
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

Inventories, net are valued at the lower of cost (first-in, first-out) or net realizable value. Inventory is comprised of the following:

(In thousands)	February 28, 2022	May 31, 2021

Raw materials	$23,218	$15,109
Work in process	33,858	37,664
Finished goods	429,674	429,024
	$486,750	$481,797
Inventories are recorded net of reserves for obsolete inventory (excess and slow-moving) of $103.0 million and $111.0 million at February 28, 2022 and May 31, 2021, respectively. The inventory obsolescence reserve is determined by specific identification, as well as an estimate based on Cintas' historical rates of obsolescence. Once a specific inventory item is written down to the lower of cost or net realizable value, a new cost basis has been established, and that inventory item cannot subsequently be marked up.
Reclassification of Prior Year Presentation
Certain prior year amounts have been reclassified for consistency with the current year presentation. The reclassification has been reflected in the consolidated condensed balance sheet and consolidated condensed statement of shareholders' equity for the fiscal year ended May 31, 2021 and the three and nine months ended February 28, 2021, to combine common stock and paid-in capital for presentation purposes. These reclassifications had no effect on the Company's reported results of operations.
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

Note 2 - Revenue Recognition
The following table presents Cintas' total revenue disaggregated by operating segment:

	Three Months Ended				Nine Months Ended
(In thousands)	February 28, 2022		February 28, 2021		February 28, 2022		February 28, 2021

Uniform Rental and Facility Services	$1,553,320	79.2%	$1,417,865	79.8%	$4,596,767	79.5%	$4,222,764	80.0%
First Aid and Safety Services	212,958	10.9%	198,474	11.2%	614,234	10.6%	597,373	11.3%
Fire Protection Services	128,727	6.6%	110,212	6.2%	380,199	6.6%	322,913	6.1%
Uniform Direct Sales	65,537	3.3%	50,505	2.8%	188,573	3.3%	137,628	2.6%
Total revenue	$1,960,542	100.0%	$1,777,056	100.0%	$5,779,773	100.0%	$5,280,678	100.0%

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

Revenue recorded is presented net of sales and other taxes we collect on behalf of governmental authorities. Shipping and handling costs charged to customers are treated as fulfillment activities and are recorded in both revenue and cost of sales at the time control is transferred to the customer. Certain of our customer contracts include pricing terms and conditions that include components of variable consideration. The variable consideration is typically in the form of consideration paid to a customer based on performance metrics specified within the contract. Specifically, some contracts contain discounts or rebates that the customer can earn through the achievement of specified volume levels. Each component of variable consideration is earned based on the Company's actual performance during the measurement period specified within the contract. To determine the transaction price, the Company estimates the variable consideration using the most likely amount method, based on the specific contract provisions and known performance results during the relevant measurement period. When determining if variable consideration should be constrained, the Company considers whether factors outside its control could result in a significant reversal of revenue. In making these assessments, the Company considers the likelihood and magnitude of a potential reversal. The Company's performance period generally corresponds with the monthly invoice period. No constraints on our revenue recognition were applied during the three or nine months ended February 28, 2022 or 2021. The Company reassesses these estimates during each reporting period. Cintas maintains a liability for these discounts and rebates within accrued liabilities on the consolidated condensed balance sheets. Variable consideration also includes consideration paid to a customer at the beginning of a contract. Cintas capitalizes this consideration and amortizes it over the life of the contract as a reduction to revenue. These assets are included in prepaid expenses and other current assets and in other assets, net on the consolidated condensed balance sheets.

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

Costs to Obtain a Contract
The Company capitalizes commission expenses paid to our employee-partners when the commissions are deemed to be incremental for obtaining the route servicing customer contract. As permitted by ASC 606, "Revenue from Contracts with Customers (Topic 606)", the Company has elected to apply the guidance to a portfolio of contracts (or performance obligations) with similar characteristics because the Company reasonably expects that the effects on the consolidated condensed financial statements of applying this guidance to the portfolio would not differ materially from applying this guidance to the individual contracts within the portfolio. The Company also continues to expense certain costs to obtain a contract if those costs do not meet the criteria of the standard or the amortization period of the asset would have been one year or less. The deferred commissions are amortized on a straight-line basis over the expected period of benefit. We review the deferred commission balances for impairment on an ongoing basis. Deferred commissions are classified as current or noncurrent based on the timing of when we expect to recognize the expense. The current portion is included in prepaid expenses and other current assets and the noncurrent portion is included in other assets, net on the Company's consolidated condensed balance sheets. As of February 28, 2022, the current and noncurrent assets related to deferred commissions totaled $82.8 million and $232.7 million, respectively. As of May 31, 2021, the current and noncurrent assets related to deferred commissions totaled $79.4 million and $227.1 million, respectively. We recorded amortization expense related to deferred commissions of $22.0 million and $20.9 million during the three months ended February 28, 2022 and 2021, respectively. During the nine months ended February 28, 2022 and 2021, we recorded amortization expense related to deferred commissions of $65.1 million and $62.0 million, respectively. These expenses are classified in selling and administrative expenses on the consolidated condensed statements of income.
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

Operating lease costs, including short-term lease expense and variable lease costs which were immaterial in both periods, were $19.0 million and $17.7 million for the three months ended February 28, 2022 and 2021, respectively. For the nine months ended February 28, 2022 and 2021, operating lease costs, including short-term lease expense and variable lease costs which were immaterial in both periods, were $55.2 million and $52.9 million, respectively.

The following table provides supplemental information related to the Company's consolidated condensed statements of cash flows for the nine months ended February 28:

(In thousands)	2022	2021

Cash paid for amounts included in the measurement of operating lease liabilities	$36,923	$36,654
Operating lease right-of-use assets obtained in exchange for new and renewed operating lease liabilities	$17,452	$27,771
Operating lease right-of-use assets acquired in business combinations	$17,734	$—

Other information related to the operating lease right-of-use assets, net and operating lease liabilities was as follows:

	February 28, 2022	May 31, 2021

Weighted-average remaining lease term - operating leases	5.54 years	5.33 years
Weighted-average discount rate - operating leases	2.17%	2.32%

The contractual future minimum lease payments of Cintas' operating lease liabilities by fiscal year are as follows as of February 28, 2022:

(In thousands)

2022 (remaining three months)	$12,455
2023	45,345
2024	34,896
2025	26,924
2026	21,255
Thereafter	45,506
Total payments	186,381
Less interest	(11,052)
Total present value of lease payments	$175,329

Note 4 - Fair Value Measurements
All financial instruments that are measured at fair value on a recurring basis (at least annually) have been classified within the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the consolidated condensed balance sheet date. These financial instruments measured at fair value on a recurring basis are summarized below:

	As of February 28, 2022
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$84,136	$—	$—	$84,136
Prepaid expenses and other current assets:
Interest rate lock agreements	—	22,645	—	22,645
Other assets, net:
Interest rate lock agreements	—	21,370	—	21,370
Total assets at fair value	$84,136	$44,015	$—	$128,151

Current accrued liabilities:
Interest rate lock agreements	$—	$52,540	$—	$52,540
Long-term accrued liabilities:
Interest rate lock agreements	—	793	—	793
Total liabilities at fair value	$—	$53,333	$—	$53,333

	As of May 31, 2021
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$493,640	$—	$—	$493,640
Other assets, net:
Interest rate lock agreements	—	40,400	—	40,400
Total assets at fair value	$493,640	$40,400	$—	$534,040

Long-term accrued liabilities:
Interest rate lock agreements	$—	$61,567	$—	$61,567
Total liabilities at fair value	$—	$61,567	$—	$61,567

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

The fair values of Cintas' interest rate lock agreements are based on similar exchange traded derivatives (market approach) and are, therefore, included within Level 2 of the fair value hierarchy. The fair value was determined by comparing the locked rates against the benchmarked treasury rate. No other amounts included in prepaid expenses and other current assets, other assets, net, current accrued liabilities or long-term accrued liabilities are recorded at fair value on a recurring basis.

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

In addition to assets and liabilities that are recorded at fair value on a recurring basis, Cintas records assets and liabilities at fair value on a nonrecurring basis as required under U.S. GAAP. The assets and liabilities measured at fair value on a nonrecurring basis primarily relate to assets and liabilities acquired in a business acquisition. The Company's acquisition of the remaining interest of an equity method investment during the three months ended February 28, 2022 was recorded at fair value. See Note 10 entitled Acquisitions for additional information.

Note 5 - Investments
Cintas' investments are summarized as follows:

(In thousands)	February 28, 2022	May 31, 2021

Cash surrender value of insurance policies	$254,245	$252,061
Equity method investments	3,522	19,388
Cost method investments	2,163	3,167
Total investments	$259,930	$274,616

Investments are generally evaluated for impairment on an annual basis or when indicators of impairment exist. For the three and nine months ended February 28, 2022 and 2021, no impairment losses were recorded.

During the three months ended February 28, 2022, Cintas acquired the remaining interest of an equity method investment, and as a result, such investment is no longer accounted for as an equity method investment and is no longer included in the table above. See Note 10 entitled Acquisitions for more information.

Note 6 - Earnings Per Share
Cintas uses the two-class method to calculate basic and diluted earnings per share as a result of outstanding participating securities in the form of restricted stock awards. The following tables set forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Cintas’ common shares.

	Three Months Ended		Nine Months Ended
Basic Earnings per Share (In thousands except per share data)	February 28, 2022	February 28, 2021	February 28, 2022	February 28, 2021

Net income	$315,448	$258,384	$941,296	$843,246
Less: income allocated to participating securities	1,581	1,894	4,706	5,908
Income available to common shareholders	$313,867	$256,490	$936,590	$837,338
Basic weighted average common shares outstanding	103,388	105,264	103,438	104,782

Basic earnings per share	$3.04	$2.44	$9.05	$7.99

	Three Months Ended		Nine Months Ended
Diluted Earnings per Share (In thousands except per share data)	February 28, 2022	February 28, 2021	February 28, 2022	February 28, 2021

Net income	$315,448	$258,384	$941,296	$843,246
Less: income allocated to participating securities	1,581	1,894	4,706	5,908
Income available to common shareholders	$313,867	$256,490	$936,590	$837,338
Basic weighted average common shares outstanding	103,388	105,264	103,438	104,782
Effect of dilutive securities – employee stock options	2,253	2,732	2,458	2,914
Diluted weighted average common shares outstanding	105,641	107,996	105,896	107,696

Diluted earnings per share	$2.97	$2.37	$8.84	$7.78

For the three months ended February 28, 2022 and 2021, options granted to purchase 0.6 million and 0.1 million shares of Cintas common stock, respectively, were excluded from the computation of diluted earnings per share. For the nine months ended February 28, 2022 and 2021, options granted to purchase 0.5 million and 0.2 million shares of Cintas common stock, respectively, were excluded from the computation of diluted earnings per share. The exercise prices of these options were greater than the average market price of the common stock (anti-dilutive).

On October 30, 2018, Cintas announced that the Board of Directors authorized a $1.0 billion share buyback program, which was completed during the third quarter of fiscal 2021. On October 29, 2019, we announced that the Board of Directors authorized a $1.0 billion share buyback program, which was completed during the first quarter of fiscal 2022. From the inception of the October 29, 2019 share buyback program through July 2021, Cintas purchased a total of 2.8 million shares of Cintas common stock at an average price of $358.93 per share for a total purchase price of $1.0 billion. On July 27, 2021, Cintas announced that the Board of Directors authorized a new $1.5 billion share buyback program, which does not have an expiration date.

The following tables summarize the share buyback activity by program and period:

	Three Months Ended			Nine Months Ended
	February 28, 2022			February 28, 2022
Buyback Activity (In thousands except per share data)	Shares	Avg. Price per Share	Purchase Price	Shares	Avg. Price per Share	Purchase Price

October 29, 2019	—	$—	$—	1,590	$365.41	$581,220
July 27, 2021	1,386	388.03	537,655	1,386	388.03	537,655
	1,386	$388.03	$537,655	2,976	$375.94	$1,118,875

Shares acquired for taxes due (1)	50	$390.60	$19,460	261	$394.84	$102,966

Total repurchase of Cintas common stock			$557,115			$1,221,841

	Three Months Ended			Nine Months Ended
	February 28, 2021			February 28, 2021
Buyback Activity (In thousands except per share data)	Shares	Avg. Price per Share	Purchase Price	Shares	Avg. Price per Share	Purchase Price

October 30, 2018	190	$319.88	$60,877	190	$319.88	$60,877
October 29, 2019	66	$321.51	$21,080	66	$321.51	$21,080
	256	$320.30	$81,957	256	$320.30	$81,957

Shares acquired for taxes due (1)	4	$332.73	$1,151	241	$301.49	$72,533

Total repurchase of Cintas common stock			$83,108			$154,490
(1) Shares of Cintas stock acquired for employee payroll taxes due on options exercised and vested restricted stock awards.

In addition to the share buyback activity presented above, Cintas acquired shares of Cintas common stock, via non-cash transactions, in connection with net-share settlements of option exercises. During the three and nine months ended February 28, 2022, Cintas acquired less than 0.1 million shares of Cintas common stock via such non-cash transactions at an average price of $391.03 for a total non-cash value of $12.0 million.

In the period subsequent to February 28, 2022, through April 7, 2022, we purchased 0.1 million shares of Cintas common stock at an average price of $368.75 for a total purchase price of $46.5 million. From the inception of the July 27, 2021 program through April 7, 2022, Cintas has purchased 1.5 million shares of Cintas common stock in the aggregate, at an average price of $386.42 per share, for a total purchase price of $584.2 million.

Note 7 - Goodwill, Service Contracts and Other Assets
Changes in the carrying amount of goodwill and service contracts for the nine months ended February 28, 2022, by reportable operating segment and All Other, are as follows:

Goodwill (in thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Total

Balance as of June 1, 2021	$2,547,510	$248,571	$116,988	$2,913,069
Goodwill acquired	99,826	28,655	5,073	133,554
Foreign currency translation	(12,715)	(1,126)	(44)	(13,885)
Balance as of February 28, 2022	$2,634,621	$276,100	$122,017	$3,032,738

Service Contracts (in thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Total

Balance as of June 1, 2021	$369,141	$18,294	$21,010	$408,445
Service contracts acquired	32,695	7,331	1,534	41,560
Service contracts amortization	(37,679)	(3,157)	(3,598)	(44,434)
Foreign currency translation	(3,062)	(143)	—	(3,205)
Balance as of February 28, 2022	$361,095	$22,325	$18,946	$402,366
Information regarding Cintas’ service contracts and other assets is as follows:

	As of February 28, 2022			As of May 31, 2021
(In thousands)	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net

Service contracts	$997,923	$595,557	$402,366	$961,942	$553,497	$408,445

Capitalized contract costs (1)	$529,698	$297,027	$232,671	$459,079	$231,940	$227,139
Noncompete and consulting agreements	50,028	43,319	6,709	44,683	42,408	2,275
Other	92,023	24,749	67,274	105,371	24,371	81,000
Total other assets	$671,749	$365,095	$306,654	$609,133	$298,719	$310,414
(1)    The current portion of capitalized contract costs, included in prepaid expenses and other current assets on the consolidated condensed balance sheets as of February 28, 2022 and May 31, 2021, is $82.8 million and $79.4 million, respectively.

Amortization expense for service contracts and other assets was $38.0 million and $35.6 million for the three months ended February 28, 2022 and 2021, respectively. For the nine months ended February 28, 2022 and 2021, amortization expense for service contracts and other assets was $111.4 million and $106.0 million, respectively. These expenses are recorded in selling and administrative expenses on the consolidated condensed statements of income. As of February 28, 2022, the estimated future amortization expense for service contracts and other assets, excluding any future acquisitions and commissions to be earned, is as follows:

Fiscal Year (In thousands)

2022 (remaining three months)	$36,700
2023	134,129
2024	121,678
2025	107,037
2026	89,415
Thereafter	237,557
Total future amortization expense	$726,516

Note 8 - Debt, Derivatives and Hedging Activities
Cintas' outstanding debt is summarized as follows:

(In thousands)	Interest Rate		Fiscal Year Issued	Fiscal Year Maturity	February 28, 2022	May 31, 2021

Debt due within one year
Senior notes	4.30%		2012	2022	$—	$250,000
Senior notes	2.90%		2017	2022	650,000	650,000
Senior notes	3.25%		2013	2023	300,000	—
Commercial paper	0.43%	(1)	2022	2022	559,210	—
Debt issuance costs					(154)	(930)
Total debt due within one year					$1,509,056	$899,070

Debt due after one year
Senior notes	3.25%		2013	2023	$—	$300,000
Senior notes (2)	2.78%		2013	2023	50,489	50,815
Senior notes (3)	3.11%		2015	2025	51,049	51,301
Senior notes	3.70%		2017	2027	1,000,000	1,000,000
Senior notes	6.15%		2007	2037	250,000	250,000
Debt issuance costs					(8,025)	(9,283)
Total debt due after one year					$1,343,513	$1,642,833
(1)    Variable rate debt instrument. The rate presented is the variable borrowing rate at February 28, 2022.
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

Cintas' senior notes, excluding the G&K senior notes assumed with the acquisition of G&K in fiscal 2017, are recorded at cost, net of debt issuance costs. The fair value of the long-term debt is estimated using Level 2 inputs based on general market prices. The carrying value and fair value of Cintas' debt as of February 28, 2022 were $2,859.0 million and $2,994.0 million, respectively, and as of May 31, 2021 were $2,550.0 million and $2,788.8 million, respectively. On June 1, 2021, in accordance with the terms of the notes, Cintas paid the $250.0 million aggregate principal amount of its 4.30%, 10-year senior notes that matured on that date with cash on hand. During the nine months ended February 28, 2022, Cintas issued $559.2 million, net of commercial paper.

The credit agreement that supports our commercial paper program was amended and restated on March 23, 2022. The amendment increased the capacity of the revolving credit facility from $1.0 billion to $2.0 billion. The credit agreement has an accordion feature that provides Cintas the ability to request increases to the borrowing commitments under the revolving credit facility of up to $500.0 million in the aggregate, subject to customary conditions. The maturity date of the revolving credit facility is March 23, 2027. As of February 28, 2022, there was $559.2 million of commercial paper outstanding with a weighted average interest rate of 0.43% and maturity dates less than 120 days and no borrowings on our revolving credit facility. The fair value of the commercial paper, which approximates carrying value, is estimated using level 2 inputs based on general market prices and interest rates.

Cintas uses interest rate locks to manage its overall interest expense as interest rate locks effectively change the interest rate of specific debt issuances. The interest rate locks are entered into to protect against unfavorable movements in the benchmark treasury rate related to forecasted debt issuances. Cintas used interest rate locks, which represent cash flow hedges, to hedge against movements in the treasury rates at the time Cintas issued its senior notes in fiscal 2007, fiscal 2012, fiscal 2013 and fiscal 2017. The amortization of the interest rate locks resulted in a decrease to other comprehensive income of $0.5 million and $0.4 million for the three months ended February 28, 2022 and 2021, respectively. For the nine months ended February 28, 2022 and 2021, the amortization of the interest rate locks resulted in a decrease to other comprehensive income of $1.4 million and $1.1 million, respectively.

The notional and fair values of the outstanding interest rate locks, for forecasted debt issuances, are summarized as follows:

		February 28, 2022				May 31, 2021
Fiscal Year of Issuance (in thousands)	Notional Value	Prepaid expenses and other current assets	Other assets, net	Current accrued liabilities	Long-term accrued liabilities	Other assets, net	Long-term accrued liabilities

2022	$250,000	$—	$—	$—	$793	$—	$—
2020	$950,000	$22,645	$21,370	$—	$—	$40,400	$—
2019	$500,000	$—	$—	$52,540	$—	$—	$61,657

The interest rate locks are also recorded in other comprehensive income (loss), net of tax. These interest rate locks had no impact on net income or cash flows for the three and nine months ended February 28, 2022 or 2021.

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

Note 9 - Income Taxes
In the normal course of business, Cintas provides for uncertain tax positions and the related interest and adjusts its unrecognized tax benefits and accrued interest accordingly. As of February 28, 2022 and May 31, 2021, recorded unrecognized tax benefits were $32.6 million and $34.2 million, respectively, and are included in long-term accrued liabilities on the consolidated condensed balance sheets.

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

Cintas’ effective tax rate was 18.2% and 14.4% for the three months ended February 28, 2022 and 2021, respectively. For the nine months ended February 28, 2022 and 2021, Cintas' effective tax rate was 15.8% and 11.8%, respectively. The effective tax rate for all periods was impacted by certain discrete items (primarily the tax accounting for stock-based compensation). In addition, the effective tax rate for the three and nine months ended February 28, 2022, included a one-time tax benefit from a gain on an equity method investment transaction. The effective tax rate for the nine months ended February 28, 2021, included a one-time tax benefit on the sale of certain operating assets.

Note 10 - Acquisitions
On December 10, 2021, Cintas acquired the remaining interest of an equity method investment. The acquisition will operate as a component of Cintas' supply chain within the Uniform Rental and Facility Services reportable operating segment. The cash consideration transferred to acquire the remaining interest of the equity method investment was $48.0 million, net of cash acquired of $1.7 million. Under applicable accounting guidance, the Company was required to record its historical equity method investment at fair value ($43.5 million), resulting in a gain of $30.2 million, which is recorded as a reduction in selling and administrative expenses in the three and nine months ended February 28, 2022. The fair value of the historical equity method investment was determined using a combination of a market and income approach (discounted cash flow analysis). The key assumptions and estimates utilized in these approaches included market data and market multiples, discount rates, as well as future levels of revenue growth and operating margins. The Company believes these assumptions and estimate are reasonable and based on the best information available at the valuation date.
Cintas accounted for the acquisition using the acquisition method of accounting. The preliminary purchase price allocation was determined by management with the assistance of third-party valuation specialists and is based on estimates of the fair value of assets acquired and liabilities assumed as of December 10, 2021. Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The factors contributing to the recognition of the amount of goodwill are based on several strategic supply chain and synergistic benefits that will allow for Cintas to further vertically integrate the operations for certain product lines, and are expected to be realized from the acquisition. None of the goodwill is expected to be deductible for income tax purposes.

The allocation of the preliminary purchase price, including the value of the previously held equity method investment, at fair value is as follows:

(In thousands)	December 10, 2021

ASSETS
Working capital assets	$17,352
Property and equipment	16,230
Operating lease right-of-use assets	16,882
Goodwill	55,986
Separately identifiable intangible assets	9,201

LIABILITIES
Total current liabilities	(6,425)
Operating lease liabilities	(17,734)
Total allocation (consideration)	$91,492

As additional information is obtained, adjustments may be made to the preliminary purchase price allocation. The Company is still finalizing the estimated fair value of certain of the tangible and identifiable intangible assets acquired and liabilities assumed. The separately identifiable intangible assets are primarily made up of a customer relationship intangible asset that will be amortized over a period of 9 years, which represents the estimated useful life of the economic benefit.

Cintas is required to provide additional disclosures about fair value measurements as part of the consolidated condensed financial statements for each major category of assets and liabilities measured at fair value on a nonrecurring basis (including business combinations). The working capital assets and liabilities, as well as the property and equipment acquired, were valued using Level 2 inputs which included data points that are observable, such as definitive sales agreements, appraisals or established market values of comparable assets (market approach). Goodwill and separately identifiable intangible assets were valued using Level 3 inputs, which are unobservable by nature, and included internal estimates of future cash flows (income approach).

The results of operations of the acquisition are included in Cintas' consolidated condensed statements of income subsequent to the date of acquisition, and are not material to the consolidated condensed financial statements.

Other Acquisitions During Fiscal 2022
The purchase price paid for each acquisition in fiscal 2022 has been allocated to the fair value of the assets acquired and liabilities assumed. Excluding the acquisition of the remaining interest in an equity method investment discussed above, during the nine months ended February 28, 2022, Cintas acquired three businesses included in the Uniform Rental and Facility Services reportable operating segment, seven businesses included in the First Aid and Safety Services reportable operating segment and six businesses included in All Other. During the nine months ended February 28, 2021, Cintas acquired two business included in the Uniform Rental and Facility Services reportable operating segment, three businesses included in the First Aid and Safety Services reportable operating segment and three businesses included in All Other.

The following summarizes the aggregate purchase price and fair value allocations for all businesses acquired during the nine months ended February 28:

(In thousands)	2022	2021

Fair value of tangible assets acquired	$36,736	$476
Fair value of service contracts acquired	41,560	4,203
Fair value of other intangibles acquired	5,439	432
Fair value of operating lease right-of-use assets, net	16,882	—
Net goodwill recognized	132,206	5,850
Total fair value of assets acquired	232,823	10,961
Fair value of liabilities assumed	(20,746)	(3,391)
Fair value of operating lease liabilities	(17,734)	—
Total fair value of liabilities assumed	(38,480)	(3,391)
Total consideration for acquisitions, net of cash acquired	$194,343	$7,570

Note 11 - Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income (loss), net of tax:

(In thousands)	Foreign Currency	Unrealized (Loss) Income on Interest Rate Locks	Other	Total

Balance at June 1, 2021	$41,839	$(7,308)	$(3,643)	$30,888
Other comprehensive loss before reclassifications	(24,016)	(36,679)	—	(60,695)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(459)	—	(459)
Net current period other comprehensive loss	(24,016)	(37,138)	—	(61,154)
Balance at August 31, 2021	17,823	(44,446)	(3,643)	(30,266)
Other comprehensive (loss) income before reclassifications	(7,472)	10,940	—	3,468
Amounts reclassified from accumulated other comprehensive income (loss)	—	(460)	—	(460)
Net current period other comprehensive (loss) income	(7,472)	10,480	—	3,008
Balance at November 30, 2021	10,351	(33,966)	(3,643)	(27,258)
Other comprehensive income before reclassifications	5,297	34,567	—	39,864
Amounts reclassified from accumulated other comprehensive income (loss)	—	(459)	—	(459)
Net current period other comprehensive income	5,297	34,108	—	39,405
Balance at February 28, 2022	$15,648	$142	$(3,643)	$12,147

(In thousands)	Foreign Currency	Unrealized Loss on Interest Rate Locks	Other	Total

Balance at June 1, 2020	$(26,343)	$(112,718)	$(14,319)	$(153,380)
Other comprehensive income before reclassifications	26,946	10,842	—	37,788
Amounts reclassified from accumulated other comprehensive income (loss)	—	(358)	—	(358)
Net current period other comprehensive income	26,946	10,484	—	37,430
Balance at August 31, 2020	603	(102,234)	(14,319)	(115,950)
Other comprehensive income before reclassifications	2,960	15,942	—	18,902
Amounts reclassified from accumulated other comprehensive income (loss)	—	(359)	—	(359)
Net current period other comprehensive income	2,960	15,583	—	18,543
Balance at November 30, 2020	3,563	(86,651)	(14,319)	(97,407)
Other comprehensive income before reclassifications	8,947	75,850	—	84,797
Amounts reclassified from accumulated other comprehensive income (loss)	—	(358)	—	(358)
Net current period other comprehensive income	8,947	75,492	—	84,439
Balance at February 28, 2021	$12,510	$(11,159)	$(14,319)	$(12,968)

The following table summarizes the reclassifications out of accumulated other comprehensive income (loss):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line in the Consolidated Condensed Statements of Income
	Three Months Ended		Nine Months Ended
(In thousands)	February 28, 2022	February 28, 2021	February 28, 2022	February 28, 2021

Amortization of interest rate locks	$608	$474	$1,823	$1,422	Interest expense
Tax expense	(149)	(116)	(445)	(347)	Income taxes
Amortization of interest rate locks, net of tax	$459	$358	$1,378	$1,075

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

(In thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Corporate (1)	Total

For the three months ended February 28, 2022
Revenue	$1,553,320	$212,958	$194,264	$—	$1,960,542
Income (loss) before income taxes	$355,990	$26,304	$25,311	$(21,974)	$385,631

For the three months ended February 28, 2021
Revenue	$1,417,865	$198,474	$160,717	$—	$1,777,056
Income (loss) before income taxes	$283,403	$25,820	$17,245	$(24,465)	$302,003

As of and for the nine months ended February 28, 2022

Revenue	$4,596,767	$614,234	$568,772	$—	$5,779,773
Income (loss) before income taxes	$1,022,987	$74,109	$85,838	$(65,618)	$1,117,316
Total assets	$7,022,646	$668,475	$393,343	$84,136	$8,168,600

As of and for the nine months ended February 28, 2021

Revenue	$4,222,764	$597,373	$460,541	$—	$5,280,678
Income (loss) before income taxes	$914,040	$65,853	$49,153	$(73,290)	$955,756
Total assets	$6,783,655	$653,662	$356,569	$553,611	$8,347,497
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

Results of Operations
Cintas classifies its business into two reportable operating segments and places the remainder of its operating segments in an All Other category. Cintas’ two reportable operating segments are Uniform Rental and Facility Services and First Aid and Safety Services. The Uniform Rental and Facility Services reportable operating segment consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items. In addition to these rental items, restroom cleaning services and supplies and the sale of items from our catalogs to our customers on route are included within this reportable operating segment. The First Aid and Safety Services reportable operating segment consists of first aid and safety products and services. The remainder of Cintas’ business, which consists of the Fire Protection Services operating segment and the Uniform Direct Sale operating segment, is included in All Other. These operating segments consist of fire protection products and services and the direct sale of uniforms and related items. Cintas evaluates operating segment performance based on revenue and income before income taxes. Revenue and income before income taxes for the three and nine months ended February 28, 2022 and 2021, for the two reportable operating segments and All Other are presented in Note 12 entitled Segment Information of “Notes to Consolidated Condensed Financial Statements.”

We have operations throughout the U.S. and Canada and participate in a global supply chain. During most of fiscal 2021, the existence of the novel strain of coronavirus (COVID-19) pandemic, the fear associated with the COVID-19 pandemic and the reactions of governments around the world in response to the COVID-19 pandemic to regulate the flow of labor and products and impede the business of our customers, impacted our ability to conduct normal business operations, which had an adverse effect on our business. Many of Cintas' customers were also impacted by the COVID-19 pandemic, and we saw an impact on some customer's ability to pay timely. While there was minimal disruption to our supply chain, Cintas did increase inventory, primarily personal protective equipment and facility services inventory, in response to the customer needs and demand associated with the safety and cleanliness requirements of COVID-19. The increase in inventory resulted in additional inventory reserves during fiscal 2021 and could result in future inventory reserve increases if demand for personal protective equipment materially declines. The on-going roll out of the COVID-19 vaccines and gradual lifting of COVID-19 restrictions had a positive impact on our business during the three and nine months ended February 28, 2022. The impact of the on-going COVID-19 pandemic, including the emergence of the Omicron variant, is fluid and continues to evolve, and therefore, we cannot predict the extent to which our business, consolidated results of operations, consolidated financial condition or liquidity will ultimately be impacted.

Consolidated Results
Three Months Ended February 28, 2022 Compared to Three Months Ended February 28, 2021

Total revenue increased 10.3% to $1,960.5 million for the three months ended February 28, 2022, compared to $1,777.1 million for the three months ended February 28, 2021. The organic revenue growth rate, which adjusts for the impact of acquisitions, divestitures and foreign currency exchange rate fluctuations, was 10.0%. Revenue growth was positively impacted by a net 0.3% due to acquisitions and divestitures.

Uniform Rental and Facility Services reportable operating segment revenue was $1,553.3 million for the three months ended February 28, 2022, compared to $1,417.9 million for the same period in the prior fiscal year, which was an increase of 9.6%. The organic revenue growth rate for this reportable operating segment was 8.9%. Revenue growth in the Uniform Rental and Facility Services reportable operating segment was positively impacted by 0.7% due to acquisitions. Revenue growth was a result of new business, the penetration of additional products and services into existing customers and price increases, partially offset by lost business. New business growth resulted from an increase in the number and productivity of sales representatives.

Other revenue, consisting of revenue from the First Aid and Safety Services reportable operating segment and All Other, increased 13.4% for the three months ended February 28, 2022, compared to the same period in the prior fiscal year, from $359.2 million to $407.2 million. The organic revenue growth rate for other revenue was 14.4%. Revenue growth was negatively impacted by a net 1.0% due to acquisitions and divestitures.

Cost of uniform rental and facility services consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other ancillary items. Cost of uniform rental and facility services increased $72.2 million, or 9.5%, for the three months ended February 28, 2022, compared to the three months ended February 28, 2021. This change from the prior fiscal year was primarily due to higher Uniform Rental and Facility Services reportable operating segment sales volume, as well as increased energy costs and labor to generate the revenue growth achieved during the three months ended February 28, 2022 as well as anticipated revenue growth during the remainder of the current fiscal year.

Cost of other consists primarily of cost of goods sold (predominantly first aid and safety products, personal protective equipment, uniforms, and fire protection products), delivery expenses and distribution expenses in the First Aid and Safety Services reportable operating segment and All Other. Cost of other increased $22.6 million, or 11.0%, for the three months ended February 28, 2022, compared to the three months ended February 28, 2021, primarily due to increased sales volume in each of the underlying operating segments. Cost of other improved as a percentage of revenue, decreasing from 57.3% for three months ended February 28, 2021 to 56.1% for the three months ended February 28, 2022. The improvement in cost of sales as a percent to revenue was primarily due to favorable changes in the sales mix for each of the underlying operating segments, including a decrease in the proportion of sales related to personal protective equipment, which typically have lower gross margins compared to the first aid cabinet sales in the First Aid and Safety Services reportable operating segment.

Selling and administrative expenses increased $7.5 million, or 1.6%, in the three months ended February 28, 2022, compared to the same period of the prior fiscal year. The increase in expense was primarily due to increases in selling labor and increased travel and meeting expenses. Selling and administrative expenses as a percent of revenue were 25.0% for the three months ended February 28, 2022, which is a 220 basis point improvement compared to 27.2% for the same period in the prior fiscal year. The improvement as a percent of revenue was due to revenue growth outpacing the growth in expenses as well as a one-time gain on an equity method investment transaction of $30.2 million recorded in the three months ended February 28, 2022.

Operating income was $407.6 million, or 20.8% of revenue, for the three months ended February 28, 2022, compared to $326.5 million, or 18.4% of revenue, for the three months ended February 28, 2021. The 240 basis point increase in operating income as a percent of revenue was due to the increase in revenue, improvements in both gross margin and selling and administrative expenses as well as a one-time gain of $30.2 million on an equity method investment transaction recorded in the three months ended February 28, 2022.

Net interest expense (interest expense less interest income) was $22.0 million for the three months ended February 28, 2022, compared to $24.5 million for the three months ended February 28, 2021. The change was primarily due to the replacement of the $250.0 million of senior notes with an interest rate of 4.30% that matured on June 1, 2021, with commercial paper that had an interest rate of 0.43% at February 28, 2022.

Cintas’ effective tax rate for continuing operations was 18.2% and 14.4% for the three months ended February 28, 2022 and 2021, respectively. The effective tax rate in both periods was impacted by certain discrete items, primarily the tax accounting impact for stock-based compensation. In addition, the effective tax rate for the three months ended February 28, 2022 included a one-time tax benefit from a gain on an equity method investment transaction.

Net income for the three months ended February 28, 2022, increased $57.1 million, or 22.1%, compared to the three months ended February 28, 2021. Diluted earnings per share were $2.97 for the three months ended February 28, 2022, which was an increase of 25.3% compared to the same period in the prior fiscal year. Diluted earnings per share increased primarily due to the increase in net income combined with the decrease in diluted weighted average common shares outstanding. The decrease in diluted weighted average common shares outstanding resulted from purchasing an aggregate of approximately 4.4 million shares of common stock under the board approved share buyback programs since the beginning of the third quarter of fiscal 2021 through the third quarter of fiscal 2022.

Uniform Rental and Facility Services Reportable Operating Segment
Three Months Ended February 28, 2022 Compared to Three Months Ended February 28, 2021

Uniform Rental and Facility Services reportable operating segment revenue was $1,553.3 million for the three months ended February 28, 2022 compared to $1,417.9 million for the same period of the prior fiscal year. The organic revenue growth rate for the reportable operating segment was 8.9%. The cost of uniform rental and facility services increased $72.2 million, or 9.5%. The reportable operating segment’s gross margin was $719.2 million. Gross margin as a percentage of revenue was 46.3% for both the three months ended February 28, 2022 and 2021. Improved leverage of fixed costs was offset by an increase in energy-related expenses, which increased 50 basis points from the same period of the prior fiscal year.

Selling and administrative expenses for the Uniform Rental and Facility Services reportable operating segment decreased $9.4 million in the three months ended February 28, 2022 compared to the same period of the prior fiscal year. Selling and administrative expenses as a percent of revenue for the three months ended February 28, 2022 improved to 23.4% compared to the 26.3% in the third quarter of the prior fiscal year. The improvement in both actual spend and percent of revenue was primarily due to the previously mentioned one-time gain on an equity method investment transaction of $30.2 million as well as efficiencies in labor realized in the three months ended February 28, 2022.

Income before income taxes increased $72.6 million, or 25.6%, for the Uniform Rental and Facility Services reportable operating segment for the three months ended February 28, 2022, compared to the same period in the prior fiscal year. Income before income taxes was 22.9% of the reportable operating segment’s revenue, which was a 290 basis point increase from the third quarter of the prior fiscal year of 20.0%. This increase was primarily due to the previously discussed increase in revenue and improvements in selling and administrative expenses.

First Aid and Safety Services Reportable Operating Segment
Three Months Ended February 28, 2022 Compared to Three Months Ended February 28, 2021

First Aid and Safety Services reportable operating segment revenue increased from $198.5 million to $213.0 million, or 7.3%, for the three months ended February 28, 2022, over the same period in the prior fiscal year. The organic revenue growth rate for the reportable operating segment was 6.2%. First Aid and Safety Services reportable operating segment revenue was positively impacted by 1.1% due to acquisitions. The increase in revenue was driven by many factors including new business sold by sales representatives, penetration of additional products and services into existing customers and strong customer retention, which more than offset the significant one-time sales of personal protective equipment in the prior fiscal year period.

Cost of first aid and safety services increased $6.6 million, or 5.9%, for the three months ended February 28, 2022, over the three months ended February 28, 2021, due to higher sales volume. The gross margin as a percent of revenue was 44.2% for the quarter ended February 28, 2022, compared to the gross margin as a percent of revenue of 43.5% in the same period of the prior fiscal year. The improvement in gross margin from the third quarter of the prior year was primarily driven by a decrease in the proportion of sales related to personal protective equipment, which typically have lower gross margins than first aid cabinet sales.
Selling and administrative expenses increased $7.4 million in the three months ended February 28, 2022, compared to the same period of the prior fiscal year. Selling and administrative expenses as a percent of revenue for the three months ended February 28, 2022 were 31.9%, compared to 30.5% in the third quarter of the prior fiscal year. The change as a percent of revenue from the prior year was primarily due to an investment in the sales force to support our strong current revenue growth and anticipated future revenue growth.

Income before income taxes for the First Aid and Safety Services reportable operating segment increased $0.5 million to $26.3 million for the three months ended February 28, 2022, compared to the same period in the prior fiscal year. Income before income taxes was 12.4% of the reportable operating segment’s revenue compared to the third quarter of the prior fiscal year of 13.0%. The increase in income before income taxes was due to the previously discussed increase in gross margin.

Consolidated Results
Nine Months Ended February 28, 2022 Compared to Nine Months Ended February 28, 2021

Total revenue increased 9.5% to $5,779.8 million for the nine months ended February 28, 2022, compared to $5,280.7 million for the nine months ended February 28, 2021. Total organic revenue growth was 9.3%. Organic growth adjusts for the impact of acquisitions, divestitures and foreign currency exchange rate fluctuations. Revenue growth was negatively impacted by a net 0.1% due to acquisitions and divestitures and positively impacted by 0.3% due to foreign currency exchange rate fluctuations.

Uniform Rental and Facility Services reportable operating segment revenue was $4,596.8 million for the nine months ended February 28, 2022, compared to $4,222.8 million in the same period of the prior fiscal year, which was an increase of 8.9%. Organic revenue growth for this reportable operating segment was 8.5%. Uniform Rental and Facility Services reportable operating segment revenue was positively impacted by a net 0.1% due to acquisitions and divestitures and by 0.3% due to foreign currency exchange rate fluctuations. Revenue growth was a result of new business, the penetration of additional products and services into existing customers and price increases, partially offset by lost business. New business growth resulted from an increase in the number and productivity of sales representatives.

Other revenue, consisting of revenue from the First Aid and Safety Services reportable operating segment and All Other, was $1,183.0 million for the nine months ended February 28, 2022, compared to $1,057.9 million for the nine months ended February 28, 2021, which was an increase of 11.8%. Other revenue organic growth was 12.5%. Revenue growth was negatively impacted by a net 0.8% due to acquisitions and divestitures and positively impacted by 0.1% due to foreign currency exchange rate fluctuations.

Cost of uniform rental and facility services consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other ancillary items. Cost of uniform rental and facility services increased $213.6 million, or 9.6%, for the nine months ended February 28, 2022, compared to the nine months ended February 28, 2021. This increase over the same period of the prior fiscal year was due to higher Uniform Rental and Facility Services reportable operating segment sales volume, as well as a 50 basis point increase in energy costs.

Cost of other consists primarily of cost of goods sold (predominantly first aid and safety products, personal protective equipment, uniforms, and fire protection products), delivery expenses and distribution expenses in the First Aid and Safety Services reportable operating segment and All Other. Cost of other increased $55.1 million, or 9.1%, for the nine months ended February 28, 2022, compared to the nine months ended February 28, 2021. Cost of other improved as a percentage of revenue, decreasing from 57.5% for nine months ended February 28, 2021 to 56.1% for the nine months ended February 28, 2022. The improvement in cost of sales as a percent to revenue was primarily due to favorable changes in the sales mix, including a decrease in the proportion of sales related to personal protective equipment, which typically have lower gross margins compared to the first aid cabinet sales in the First Aid and Safety Services reportable operating segment.

Selling and administrative expenses increased $76.6 million, or 5.4%, for the nine months ended February 28, 2022, compared to the same period in the prior fiscal year. Selling and administrative expenses improved as a percent to revenue for the nine months ended February 28, 2022 to 26.0%, compared to 27.0% for the same period of the prior fiscal year. The improvement as a percent of revenue was primarily due to lower labor as well as a one-time gain on an equity method investment transaction of $30.2 million recorded in the nine months ended February 28, 2022.

Operating income was $1,182.9 million, or 20.5% of revenue, for the nine months ended February 28, 2022, compared to $1,029.0 million, or 19.5% of revenue, for the nine months ended February 28, 2021. The improvement in operating income as a percent of revenue was due to the increase in revenue and improvement in selling and administrative expenses noted above.

Net interest expense (interest expense less interest income) was $65.6 million for the nine months ended February 28, 2022, compared to $73.3 million for the nine months ended February 28, 2021. The change was primarily due to the replacement of the $250.0 million of senior notes with an interest rate of 4.30% that matured on June 1, 2021, with commercial paper that had an interest rate of 0.43% at February 28, 2022.

Cintas’ effective tax rate was 15.8% and 11.8% for the nine months ended February 28, 2022 and February 28, 2021, respectively. The effective tax rate in both periods was impacted by certain discrete items, primarily the tax accounting for stock-based compensation. In addition, the effective tax rate for the nine months ended February 28, 2022 and 2021, included one-time tax benefits from a gain on an equity method investment transaction in fiscal 2022 and the sale of certain operating assets in fiscal 2021.

Net income for the nine months ended February 28, 2022, increased $98.1 million, or 11.6%, compared to the nine months ended February 28, 2021. Diluted earnings per share was $8.84 for the nine months ended February 28, 2022, which was an increase of 13.6% compared to the same period in the prior fiscal year. Diluted earnings per share increased due to the increase in net income combined with the decrease in diluted weighted average common shares outstanding. The decrease in diluted weighted average common shares outstanding resulted from purchasing an aggregate of approximately 4.4 million shares of common stock under the board approved share buyback programs since the beginning of the third quarter of fiscal 2021 through the third quarter of fiscal 2022.

Uniform Rental and Facility Services Reportable Operating Segment
Nine Months Ended February 28, 2022 Compared to Nine Months Ended February 28, 2021

Uniform Rental and Facility Services reportable operating segment revenue increased 8.9% to $4,596.8 million for the nine months ended February 28, 2022, compared to $4,222.8 million for the same period of the prior fiscal year. Organic revenue growth for this reportable operating segment was 8.5%. The cost of uniform rental and facility services increased $213.6 million, or 9.6%, for the nine months ended February 28, 2022 over the same period in the prior fiscal year. The reportable operating segment’s gross margin was $2,166.1 million, or 47.1% of revenue, for the nine months ended February 28, 2022, compared to the gross margin of 47.5% for the nine months ended February 28, 2021. The change in gross margin was primarily due to a 50 basis point increase in energy costs in the current year.

Selling and administrative expenses for the Uniform Rental and Facility Services reportable operating segment increased $51.5 million improving as a percent to revenue for the nine months ended February 28, 2022 to 24.9%, compared to 25.9% for the same period of the prior fiscal year. The improvements in percent of revenue was primarily due to efficiencies in labor and the previously mentioned one-time gain of $30.2 million on an equity method investment transaction.

Income before income taxes increased $108.9 million, or 11.9%, for the Uniform Rental and Facility Services reportable operating segment for the nine months ended February 28, 2022, compared to the same period in the prior fiscal year. Income before income taxes was 22.3% of the reportable operating segment’s revenue, which was an improvement from 21.6% for the nine months ended February 28, 2021. This increase was primarily due to the reasons previously discussed.

First Aid and Safety Services Reportable Operating Segment
Nine Months Ended February 28, 2022 Compared to Nine Months Ended February 28, 2021

First Aid and Safety Services reportable operating segment revenue increased from $597.4 million to $614.2 million, or 2.8%, for the nine months ended February 28, 2022, over the same period in the prior fiscal year. Organic revenue growth for this reportable operating segment was 2.0%. First Aid and Safety Services reportable operating segment revenue was positively impacted by 0.7% due to acquisitions and by 0.1% due to foreign currency exchange rate fluctuations. Increases in new business sold by sales representatives, penetration of additional products and services into existing customers and strong customer retention offset significant, non-recurring sales of personal protective equipment in the prior fiscal year period.

Cost of first aid and safety services decreased $2.6 million, or 0.8%, for the nine months ended February 28, 2022, from the nine months ended February 28, 2021, due to a decrease in the proportion of sales related to personal protective equipment, which typically have lower gross margins than first aid cabinet sales. The gross margin as a percent of revenue was 44.2% for the nine months ended February 28, 2022, which was an increase of 200 basis points compared to the gross margin as a percent of revenue of 42.2% in the same period of the prior fiscal year. The change in gross margin from the first half of the prior fiscal year was primarily a result of the decrease in the proportion of sales related to personal protective equipment.

Selling and administrative expenses increased $11.2 million, and increased as a percent of revenue to 32.1%, for the nine months ended February 28, 2022, compared to 31.2% for the nine months ended February 28, 2021. The increase in expenses as a percent of revenue was primarily due to an investment in the sales force to support our strong current fiscal year revenue growth as well as anticipated future revenue growth through the remainder of the fiscal year.

Income before income taxes for the First Aid and Safety Services reportable operating segment was $74.1 million for the nine months ended February 28, 2022, compared to $65.9 million for the same period in the prior fiscal year. Income before income taxes, at 12.1% of the reportable operating segment’s revenue, increased 110 basis points compared to the same period of the prior fiscal year due to the increase in gross margin.

Liquidity and Capital Resources
The following is a summary of our cash flows and cash and cash equivalents as of and for the nine months ended February 28:

(In thousands)	2022	2021

Net cash provided by operating activities	$987,055	$904,815
Net cash used in investing activities	$(316,311)	$(88,664)
Net cash used in financing activities	$(1,078,574)	$(410,095)

Cash and cash equivalents at the end of the period	$84,136	$553,611
Cash and cash equivalents as of February 28, 2022 and 2021, include $38.4 million and $28.9 million, respectively, that is located outside of the U.S.

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

We expect our cash flows from operating activities to remain sufficient to provide us with adequate levels of liquidity. In addition, we have access to $2.0 billion of debt capacity from our recently amended and restated revolving credit facility, the maturity of which was extended. Although the impact of the on-going COVID-19 pandemic is fluid and continues to evolve, we believe our long-term liquidity position remains strong. We believe the Company has sufficient liquidity to operate in the current business environment. Acquisitions, repurchases of our common stock and dividends remain strategic objectives, but they will be dependent on the economic outlook and liquidity of the Company.

Net cash provided by operating activities was $987.1 million for the nine months ended February 28, 2022, compared to $904.8 million for the nine months ended February 28, 2021. The change from the prior fiscal year was primarily due to an increase in net income, which was partially offset by unfavorable changes in working capital, specifically, accounts receivable and uniforms and other rental items in service, which resulted from the growth in revenue. In addition, we had a favorable change in inventories, net, which was the result of a large amount of inventory purchases in the prior fiscal year period related to the COVID-19 pandemic, including sanitizer, sanitizer stands, masks and gloves.

Net cash used in investing activities includes capital expenditures, purchases of investments, proceeds from sale of operating assets and cash paid for acquisitions of businesses. Capital expenditures were $165.9 million and $100.4 million for the nine months ended February 28, 2022 and 2021, respectively. Capital expenditures in the nine months ended February 28, 2022 included $115.8 million for the Uniform Rental and Facility Services reportable operating segment and $39.5 million for the First Aid and Safety Services reportable operating segment. The increase in capital expenditures during the nine months ended February 28, 2022, over the same period in the prior year is due to an investment in the operating segments to support the on-going growth in revenue. Cash paid for acquisitions of businesses was $150.8 million and $7.6 million for the nine months ended February 28, 2022 and 2021, respectively. The acquisitions during both the nine months ended February 28, 2022 and 2021 occurred in our Uniform Rental and Facility Services reportable operating segment, our First Aid and Safety Services reportable operating segment and our Fire Protection operating segment, which is included in All Other. Also, during the nine months ended February 28, 2022, the Company received proceeds of $15.3 million from the sale of certain operating assets in All Other. During the nine months ended February 28, 2021, the Company received proceeds of $32.5 million from the sale of certain operating assets, net of cash disposed in the Uniform Rental and Facility Services reportable operating segment. Net cash used in investing activities also includes $6.0 million and $7.9 million of purchases of investments during the nine months ended February 28, 2022 and 2021, respectively.

Net cash used in financing activities was $1,078.6 million and $410.1 million for the nine months ended February 28, 2022 and 2021, respectively. The increase in cash used in financing activities was primarily due to the increase in share buyback activity, debt payments and dividend payments, partially offset by the net issuance of commercial paper in the nine months ended February 28, 2022.

On October 30, 2018, we announced that the Board of Directors authorized a $1.0 billion share buyback program, which was completed during the third quarter of fiscal 2021. On October 29, 2019, we announced the Board of Directors authorized a $1.0 billion share buyback program, which was completed during the first quarter of fiscal 2022. On July 27, 2021, we announced that the Board of Directors authorized a new $1.5 billion share buyback program, which does not have an expiration date. The following table summarizes the buyback activity by program for the nine months ended February 28:

	2022			2021
Buyback Program (In thousands except per share data)	Shares	Avg. Price per Share	Purchase Price	Shares	Avg. Price per Share	Purchase Price

October 30, 2018	—	$—	$—	190	$319.88	$60,877
October 29, 2019	1,590	365.41	581,220	66	321.51	21,080
July 27, 2021	1,386	388.03	537,655	—	—	—
	2,976	$375.94	$1,118,875	256	$320.30	$81,957

Shares acquired for taxes due (1)	261	$394.84	$102,966	241	$301.49	$72,533

Total repurchase of Cintas common stock			$1,221,841			$154,490
(1) Shares of Cintas stock acquired for employee payroll taxes due on options exercised and vested restricted stock awards.

In the period subsequent to February 28, 2022, through April 7, 2022, we purchased 0.1 million shares of Cintas common stock at an average price of $368.75 for a total purchase price of $46.5 million. From the inception of the July 27, 2021 share buyback program through April 7, 2022, Cintas has purchased 1.5 million shares of Cintas common stock in the aggregate, at an average price of $386.42, for a total purchase price of $584.2 million.

Our Board of Directors declared the following dividends:

Fiscal Quarter	Dividend Per Share	Amount (in millions)	Declaration Date	Payment Date	Shareholders of Record Date

Q4 FY21	$0.75	$79.1	April 13, 2021	June 15, 2021	May 15, 2021
Q1 FY22	$0.95	$98.8	July 27, 2021	September 15, 2021	August 13, 2021
Q2 FY22	$0.95	$99.1	October 26, 2021	December 15, 2021	November 15, 2021
Q3 FY22 (1)	$0.95	$98.2	January 12, 2022	March 15, 2022	February 15, 2022
(1) The dividend declared on January 12, 2022 was included in current accrued liabilities on the consolidated condensed balance sheet at February 28, 2022.
Any future dividend declarations, including the amount of any dividends, are at the discretion of the Board of Directors and dependent upon then-existing conditions, including the Company's consolidated operating results and consolidated financial condition, capital requirements, contractual restrictions, business prospects and other factors that the Board of Directors may deem relevant.

During the nine months ended February 28, 2022, Cintas issued $559.2 million, net of commercial paper. On June 1, 2021, in accordance with the terms of the notes, Cintas paid the $250.0 million aggregate principal amount of its 4.30%, 10-year senior notes that matured on that date with cash on hand. In the near term, Cintas expects to issue long-term debt to pay the $650.0 million principal amount of its 2.90%, 5-year senior notes that mature in the fourth quarter of fiscal 2022 and the $300.0 million principal amount of its 3.25%, 10-year senior notes that mature in the first quarter of fiscal 2023.

The following table summarizes Cintas' outstanding debt:

(In thousands)	Interest Rate		Fiscal Year Issued	Fiscal Year Maturity	February 28, 2022	May 31, 2021

Debt due within one year
Senior notes	4.30%		2012	2022	$—	$250,000
Senior notes	2.90%		2017	2022	650,000	650,000
Senior notes	3.25%		2013	2023	300,000	—
Commercial paper	0.43%	(1)	2022	2022	559,210	—
Debt issuance costs					(154)	(930)
Total debt due within one year					$1,509,056	$899,070

Debt due after one year
Senior notes	3.25%		2013	2023	$—	$300,000
Senior notes (2)	2.78%		2013	2023	50,489	50,815
Senior notes (3)	3.11%		2015	2025	51,049	51,301
Senior notes	3.70%		2017	2027	1,000,000	1,000,000
Senior notes	6.15%		2007	2037	250,000	250,000
Debt issuance costs					(8,025)	(9,283)
Total debt due after one year					$1,343,513	$1,642,833

(1)   Variable rate debt instrument. The rate presented is the variable borrowing rate at February 28, 2022.
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

The credit agreement that supports our commercial paper program was amended and restated on March 23, 2022. The amendment increased the capacity of the revolving credit facility from $1.0 billion to $2.0 billion. The credit agreement has an accordion feature that provides Cintas the ability to request increases to the borrowing commitments under the revolving credit facility of up to $500.0 million in the aggregate, subject to customary conditions. The maturity date of the revolving credit facility is March 23, 2027. As of February 28, 2022, there was $559.2 million of commercial paper outstanding with a weighted average interest rate of 0.43% and maturity dates less than 120 days and no borrowings on our revolving credit facility. As of May 31, 2021, there was no commercial paper outstanding and no borrowings on our revolving credit facility.

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

Our access to the commercial paper and long-term debt markets has historically provided us with sources of liquidity. We do not anticipate having difficulty in obtaining financing from those markets in the future in view of our favorable experiences in the debt markets in the recent past, including, without limitation, to repay our long-term debt that is maturing in the next twelve months. Additionally, our ability to continue to access the commercial paper and long-term debt markets on favorable interest rate and other terms will depend, to a significant degree, on the ratings assigned by the credit rating agencies to our indebtedness. As of February 28, 2022, our ratings were as follows:

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

Financial and Nonfinancial Disclosure About Issuers and Guarantors of Cintas’ Senior Notes
Cintas Corporation No. 2 (Corp. 2) is the indirectly, wholly owned principal operating subsidiary of Cintas. Corp. 2 is the issuer of the $2,300.0 million aggregate principal amount of senior notes outstanding as of February 28, 2022, which are unconditionally guaranteed, jointly and severally, by Cintas Corporation and its wholly owned, direct and indirect domestic subsidiaries.

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

	Nine Months Ended
Summarized Consolidated Condensed Statement of Income (In thousands)	February 28, 2022	February 28, 2021

Net sales to unrelated parties	$5,445,091	$4,976,885
Net sales to non-guarantors	$6,019	$3,430
Operating income	$1,143,398	$981,026
Net income	$912,248	$802,301

Summarized Consolidated Condensed Balance Sheets (In thousands)	February 28, 2022	May 31, 2021

ASSETS
Receivables due from non-obligor subsidiaries	$7,565	$2,292
Total other current assets	$2,488,786	$2,652,810
Total other noncurrent assets	$5,046,887	$4,924,550

LIABILITIES
Amounts due to non-obligor subsidiaries	$1,925	$457
Current liabilities	$2,584,855	$1,893,352
Noncurrent liabilities	$2,191,314	$2,549,911

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

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements.  Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “predicts,” “projects,” “plans,” “expects,” “intends,” “target,” “forecast,” “believes,” “seeks,” “could,” “should,” “may” and “will” or the negative versions thereof and similar words, terms and expressions and by the context in which they are used. Such statements are based upon current expectations of Cintas and speak only as of the date made. You should not place undue reliance on any forward-looking statement. We cannot guarantee that any forward-looking statement will be realized. These statements are subject to various risks, uncertainties, potentially inaccurate assumptions and other factors that could cause actual results to differ from those set forth in or implied by this Quarterly Report. Factors that might cause such a difference include, but are not limited to, the possibility of greater than anticipated operating costs including energy and fuel costs; lower sales volumes; loss of customers due to outsourcing trends; the performance and costs of integration of acquisitions; inflationary pressures and fluctuations in costs of materials and labor, including increased medical costs; costs and possible effects of union organizing activities; failure to comply with government regulations concerning employment discrimination, employee pay and benefits and employee health and safety; the effect on operations of exchange rate fluctuations, interest rate volatility, tariffs and other political, economic and regulatory risks; uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation; the cost, results and ongoing assessment of internal controls for financial reporting; the effect of new accounting pronouncements; disruptions caused by the inaccessibility of computer systems data, including cybersecurity risks; the initiation or outcome of litigation, investigations or other proceedings; higher assumed sourcing or distribution costs of products; the disruption of operations from catastrophic or extraordinary events including viral pandemics such as the COVID-19 coronavirus; the amount and timing of repurchases of our common stock, if any; changes in federal and state tax and labor laws; and the reactions of competitors in terms of price and service. Cintas undertakes no obligation to publicly release any revisions to any forward-looking statements or to otherwise update any forward-looking statements whether as a result of new information or to reflect events, circumstances or any other unanticipated developments arising after the date on which such statements are made. A further list and description of risks, uncertainties and other matters can be found in our Annual Report on Form 10-K for the year ended May 31, 2021 and in our reports on Forms 10-Q and 8-K. The risks and uncertainties described herein are not the only ones we may face. Additional risks and uncertainties presently not known to us, or that we currently believe to be immaterial, may also harm our business.

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

ITEM 4.
CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
With the participation of Cintas’ management, including Cintas’ President and Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, Cintas has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of February 28, 2022. Based on such evaluation, Cintas’ management, including Cintas’ President and Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, has concluded that Cintas’ disclosure controls and procedures were effective as of February 28, 2022, in ensuring (i) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is accumulated and communicated to Cintas’ management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting
There were no changes in Cintas’ internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended February 28, 2022, that have materially affected, or are reasonably likely to materially affect, Cintas' internal control over financial reporting.

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

ITEM 2.
UNREGISTERED SALES OF EQUITY
SECURITIES AND USE OF PROCEEDS

Period (In millions, except share and per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan (1)	Maximum approximate dollar value of shares that may yet be purchased under the plan (1)

December 1 - 31, 2021 (2)	946	$440.63	—	$1,500.0
January 1 - 31, 2022 (3)	923,452	$395.13	884,552	$1,150.3
February 1 - 28, 2022 (4)	511,025	$375.34	501,051	$962.3
Total	1,435,423	$388.12	1,385,603	$962.3

(1)   On July 27, 2021, Cintas announced that the Board of Directors authorized a $1.5 billion share buyback program, which does not have an expiration date. From the inception of the July 27, 2021 share buyback program through February 28, 2022, Cintas has purchased a total of 1.4 million shares of Cintas common stock at an average price of $388.03 per share for a total purchase price of $537.7 million.
(2)   During December 2021, Cintas acquired 946 shares of Cintas common stock in trade for employee payroll taxes due on options exercised and restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $440.63 per share for a total purchase price of $0.4 million.
(3)  During January 2022, Cintas acquired 38,900 shares of Cintas common stock in trade for employee payroll taxes due on options exercised and restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $391.34 per share for a total purchase price of $15.2 million.
(4)  During February 2022, Cintas acquired 9,974 shares of Cintas common stock in trade for employee payroll taxes due on options exercised and restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $382.97 per share for a total purchase price of $3.8 million.

ITEM 6.
EXHIBITS

10.1
Third Amended and Restated Credit Agreement, dated as of March 23, 2022, among Cintas Corp. No. 2, the Lenders party thereto and KeyBank National Association, as Administrative Agent (Incorporated by reference to Exhibit 10.1 to Cintas' Current Report on Form 8-K filed on March 23, 2022).

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
101
The following financial statements from Cintas' Quarterly Report on Form 10-Q for the period ended February 28, 2022, formatted in Inline XBRL: (i) Consolidated Condensed Statements of Income (unaudited), (ii) Consolidated Condensed Statements of Comprehensive Income (unaudited), (iii) Consolidated Condensed Balance Sheets (unaudited), (iv) Consolidated Condensed Statements of Shareholders' Equity (unaudited), (v) Consolidated Condensed Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Condensed Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINTAS CORPORATION
(Registrant)

Date:	April 7, 2022	/s/	J. Michael Hansen

J. Michael Hansen
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)