Form 10-K
period 2022-05-31
CINTAS CORP
filed 2022-07-27
CIK 723254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	May 31, 2022
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-11399
Cintas Corporation
(Exact name of registrant as specified in its charter)

Washington	31-1188630
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

6800 Cintas Boulevard
P.O. Box 625737
Cincinnati,	Ohio	45262-5737
(Address of Principal Executive Offices)		(Zip Code)
Registrant's Telephone Number, Including Area Code: (513) 459-1200
Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, no par value	CTAS	The NASDAQ Stock Market LLC
(NASDAQ Global Select Market)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	☒	No	☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	☐	No	☒
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
The aggregate market value of the Registrant's Common Stock held by non-affiliates as of November 30, 2021, was $43,766,089,501 based on a closing sale price of $422.19 per share. As of June 30, 2022, 191,475,552 shares of the Registrant's Common Stock were issued and 101,188,086 shares were outstanding.
Documents Incorporated by Reference

Portions of the Registrant's Proxy Statement to be filed with the Commission for its 2022 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

Cintas Corporation

Part I

Item 1.  Business
Overview
Cintas Corporation (Cintas, Company, we, us or our), a Washington corporation, helps more than one million businesses of all types and sizes, primarily in the United States (U.S.), as well as Canada and Latin America, get READY™ to open their doors with confidence every day by providing a wide range of products and services that enhance our customers’ image and help keep their facilities and employees clean, safe and looking their best. With products and services including uniforms, mats, mops, restroom supplies, first aid and safety products, fire extinguishers and testing, and safety training, Cintas helps customers get Ready for the Workday®. Cintas was founded in 1968 by Richard T. Farmer when he left his family's industrial laundry business in order to develop uniform programs using an exclusive new fabric. In the early 1970's, Cintas acquired the family industrial laundry business. Over the years, Cintas developed additional products and services that complemented its core uniform business and broadened the scope of products and services available to its customers.

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

The following table sets forth Cintas' total revenue and the revenue derived from each reportable operating segment and the remaining operating segments included in the All Other category for the fiscal years ended May 31:

(In thousands)	2022	2021	2020

Uniform Rental and Facility Services	$6,226,980	$5,689,632	$5,643,494
First Aid and Safety Services	832,458	784,291	708,569
All Other	795,021	642,417	733,057
Total Revenue	$7,854,459	$7,116,340	$7,085,120

Additional information regarding each reportable operating segment and All Other is also included in Note 15 entitled Operating Segment Information of "Notes to Consolidated Financial Statements."

COVID-19 Pandemic
We have operations throughout the U.S. and Canada and participate in a global supply chain. Since fiscal 2020, the existence of the novel strain of coronavirus (COVID-19) pandemic, the fear associated with the COVID-19 pandemic and the reactions of governments around the world in response to the COVID-19 pandemic to regulate the flow of labor and products and impede the business of our customers, impacted our ability to conduct normal business operations, which had an adverse effect on our business. Many of Cintas' customers were also impacted by the COVID-19 pandemic, and we saw an impact on some customer's ability to pay timely. While there was minimal disruption to our supply chain, Cintas did increase inventory, primarily personal protective equipment and facility services inventory, in response to the customer needs and demand associated with the safety and cleanliness requirements of COVID-19. The increase in inventory resulted in additional inventory reserves during fiscal 2022 and fiscal 2021. See Note 1 entitled Significant Accounting Policies of "Notes to Consolidated Financial Statements" for additional detail on the incremental reserves placed on inventory. The on-going roll out of the COVID-19 vaccines and gradual lifting of COVID-19 restrictions had a positive impact on our business during fiscal 2022. The impact of the COVID-19 pandemic is fluid and continues to evolve, and therefore, we cannot predict the extent to which our business, consolidated results of operations, consolidated financial condition or liquidity will ultimately be impacted. For more information, see the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors” within this Annual Report on Form 10-K.

Customers
We provide our products and services to over one million businesses of all types, from small service and manufacturing companies to major corporations that employ thousands of people. This diversity in customer base results in no individual customer accounting for greater than one percent of Cintas' total revenue. As a result, the loss of one account would not have a material financial impact on Cintas.

Competition
The primary markets served by each of the Cintas operating segments are local in nature and highly fragmented. Cintas competes with national, regional and local providers, large national retailers and small local retailers as well as companies with a significant online presence and the level of competition varies at each of Cintas' local operations. In addition, businesses may decide to perform certain services in-house instead of outsourcing these services. Product, design, price, quality, service and convenience to the customer are the competitive elements in each of our operating segments.

Operations and Distribution
Within the Uniform Rental and Facility Services reportable operating segment, Cintas provides its products and services to customers via local delivery routes originating from rental processing plants and branches. Within the First Aid and Safety Services reportable operating segment and All Other, Cintas provides its products and services via its distribution network and local delivery routes or local representatives. At May 31, 2022, Cintas, in total, had approximately 11,300 local delivery routes, 462 operational facilities and 12 distribution centers.

Sourcing
Cintas is committed to sourcing responsibly. Cintas sources finished products from many outside suppliers. As mentioned on our website, www.cintas.com, each and every supplier must comply with a vendor code of conduct as a condition of doing business with Cintas. Cintas also conducts internal training to ensure that employee-partners who have direct responsibility for supply chain management are knowledgeable and aware of issues and concerns surrounding our supply chain. In addition to sourcing from third-party suppliers, Cintas operates five manufacturing facilities that provide for standard uniform needs. Cintas purchases fabric, used in the manufacturing of its products, from several suppliers. Cintas' ability to find qualified suppliers who meet its standards and to access products in a timely and efficient manner, is subject to ongoing market risks. For a discussion of the risks associated with sourcing that may materially impact Cintas, please see "Item 1A: Risk Factors - Risks Relating to Business Strategy and Operations."

Government Laws and Regulations
Cintas is subject to a wide array of laws, government regulations, including environmental regulations, and standards in each domestic and foreign jurisdiction in which it operates. In addition to Cintas’ U.S. operations, which in fiscal 2022 generated over 90% of its consolidated revenue, Cintas also operates its business through wholly-owned subsidiaries in foreign jurisdictions, primarily in Canada. Compliance with these laws, government regulations, including environmental regulations, and standards requires the dedication of time and effort of employee-partners as well as financial resources.

Compliance with environmental regulations and prioritizing our environmental sustainability efforts are important to us as a good corporate citizen. Our journey started in 1929 during the Great Depression when Doc and Amelia Farmer collected shop towels that had been disposed of by manufacturing facilities along the Ohio River. They washed, recycled and sold the clean towels back to companies. Today, the majority of our total Company revenue comes from our Uniform Rental and Facility Services reportable operating segment. Most of these items are cleaned and processed in ways that extend their lifespan and, when not in use, are re-stocked for future customers to maximize their lifespan. Our laundering processes generate far less wastewater than home laundering. Water discharged into the environment is treated at our operating facilities and in accordance with local discharge standards and permits. Our lasting commitment to the environment and our communities is evident from our processes and innovation, which are designed to ensure that our operational facilities are operating efficiently. Cintas is subject to various environmental laws and regulations, as are other companies in the uniform rental industry. The primary federal statutes that apply to our activities in the U.S. are the Clean Air Act, the Clean Water Act and the Resource Conservation and Recovery Act. We are also subject to the Superfund Amendments and Reauthorization Act of 1986, which imposes certain reporting requirements as to emissions of hazardous substances into the air, land and water. While environmental compliance is not a material component of our costs, Cintas makes capital expenditures and associated operating costs, primarily for water treatment and waste removal, on a regular basis in order to comply with environmental laws and regulations, to promote employee-partner safety and to carry out its environmental sustainability principles. Environmental spending related to water treatment and waste removal was approximately $22.0 million in fiscal 2022, approximately $19.0 million in fiscal 2021 and approximately $20.0 million in fiscal 2020. Capital expenditures to limit or monitor hazardous substances totaled approximately $0.2 million in fiscal 2022, approximately $1.0 million in fiscal 2021 and approximately $3.0 million in fiscal 2020.

In addition, health and safety regulations (including laws or regulations promulgated in response to the ongoing COVID-19 pandemic) have necessitated, and may continue to necessitate, increased operating costs or capital investments to promote a safe working environment. Cintas is also required to comply with increasingly complex and changing laws and regulations enacted to protect business and personal data in the U.S. and other jurisdictions regarding privacy, data protection and data security, including those related to the collection, storage, use, transmission and protection of personal information and other consumer, customer, vendor or employee data. With respect to the laws and regulations noted above, as well as other applicable laws and regulations, Cintas’ compliance programs may under certain circumstances involve material investments in the form of additional processes, training, personnel, information technology and capital. In fiscal 2022, compliance with the applicable laws, government regulations, including environmental regulations, and standards did not have a material effect on Cintas’ capital expenditures or consolidated results of operations. For a discussion of the risks associated with government regulations that may materially impact Cintas, please see “Item 1A: Risk Factors—Legal and Regulatory Risks.”

Communication
Cintas uses its corporate website, www.cintas.com, as a channel for routine distribution of important information, including news releases, analyst presentations and financial information. Cintas files with or furnishes to the Securities and Exchange Commission (SEC) Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports, as well as proxy statements and annual reports to shareholders, and, from time to time, other documents. The reports and other documents filed with or furnished to the SEC are available to investors on or through our corporate website free of charge as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. The SEC maintains an internet site located at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers, such as Cintas, that file electronically with the SEC. Cintas' SEC filings can be found on the Investors page of its website at www.cintas.com/investors/financials.aspx and its Code of Conduct and Business Ethics can be found on the About Us page of its website at www.cintas.com/company. These documents are available in print to any shareholder who requests a copy by writing or calling Cintas as set forth on the Investor Information page. The content on any website referred to in this Annual Report on Form 10-K is not incorporated herein by reference unless expressly noted.

Environmental, Social and Governance
Cintas is in the midst of a comprehensive, enterprise-wide review of its business model as it relates to environmental, social and governance (ESG) opportunities, improvements and efficiencies. In 2021, Cintas announced our ambition to achieve Net Zero greenhouse gas (GHG) emissions by 2050. In fiscal 2022, Cintas expanded our ESG report to share our focus on making a positive impact through our key ESG priorities. This included work in areas of climate and energy initiatives, water interactions, materials and waste innovations, sustainable supply chain, diversity, equity and inclusion efforts, employee-partner development, safety and health strategy, human rights and labor rights positions and governance, ethics and integrity foundations. Cintas' most recent ESG report can be found on our website at www.cintas.com/esg.

Human Capital
Cintas’ key human capital management objectives are to attract, retain and develop talent to deliver on the Company’s strategy. To support these objectives, Cintas’ human resources programs are designed to: keep people safe and healthy; enhance the Company’s culture through efforts aimed at making the workplace more inclusive; acquire and retain diverse talent; reward and support employee-partners through competitive pay and benefit programs; develop talent to prepare them for critical roles and leadership positions; and facilitate internal talent mobility to create a high-performing workforce. The principles and values our employee-partners share are the driving force behind all our accomplishments. At May 31, 2022, Cintas employed approximately 43,000 employee-partners in our global workforce, of which approximately 1,000 were represented by labor unions.

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

Health and Safety
We aspire to achieve zero workplace injuries and provide a safe, open and accountable work environment for our employee-partners. To enforce internationally recognized standards, we have implemented an occupational health and safety management system in accordance with the Occupational Safety and Health Administration (OSHA). Employee-partners, contractors, vendors and visitors are all covered by the system, which focuses on hazard prevention, training, management commitment and worker involvement. We are also committed to continuously improving performance through our Safety Improvement Committees in every operation, while corporate safety and health employee-partners conduct annual reviews of our operations. Additionally, every year our employee-partners receive online, on-the-job and classroom training on over 30 safety topics, and all maintenance staff must complete the Maintenance Safety Certification. Every Cintas driver completes monthly driver safety training courses or on-the-road skills evaluations. Every manager attends OSHA’s 10-hour Safety Improvement course, and each member of our Senior Management team takes the Management and Leadership Skills for Environmental Health and Safety Professionals Course, part of the Harvard T.H Chan School of Public Health safety and health curriculum. In addition, we provide several channels for all employee-partners to speak up, ask for guidance and report concerns related to ethics or safety violations, and we address those concerns and take appropriate actions to uphold our Cintas values and safety culture. Through these efforts, Cintas has reduced our recordable injury rate by over 75% since 2008, has been awarded 122 OSHA Star sites in the Voluntary Protection Program (VPP), which is more than double any other company in the U.S. and have received numerous safety, health and ergonomics awards from national and international groups.

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

Diversity, Equity & Inclusion
Cintas supports diversity, equity and inclusion by fostering a respectful, creative and productive environment where all employee-partners can reach their full potential without regard to race, color, religion, sex, sexual orientation, gender identity, national origin, disability or protected veteran status. We actively recruit, retain, develop and advance a diverse and talented workforce. We have five Employee-Partner Business Resource Groups, focused on Women, African Americans, Hispanic and Latin Americans, Asian American / Pacific Islanders and Military and Veteran employee-partners. These groups provide platforms for our employee-partners to showcase skills, experiences and perspectives. The Employee-Partner Business Resource Groups also help foster inclusion among all employee-partners to build awareness, recruit and retain a diverse workforce and support the overall success of Cintas. We also have a Management Trainee program that helps Cintas find the best talent for our leadership pipeline, and we monitor representation across management positions. Cintas’ diversity, equity and inclusion efforts are led by our Chief Diversity Officer. This position regularly reports to our Chief Executive Officer and works to help achieve our goals and obtain a diverse and talented workforce, which is critical to our success.

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

Item 1A.  Risk Factors
The statements in this section describe the most significant risks that could materially and adversely affect our business, consolidated financial condition and consolidated results of operation and the trading price of our debt or equity securities. Although the risks are organized by headings, and each risk is discussed separately, many are interrelated. Readers should not interpret the disclosure of any risk factor to imply that the risk has not already materialized.

In addition, this section sets forth statements which constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995.

This Annual Report on Form 10-K contains forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements. Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “predicts,” “projects,” “plans,” “expects,” “intends,” “target,” “forecast,” “believes,” “seeks,” “could,” “should,” “may” and “will” or the negative versions thereof and similar words, terms and expressions and by the context in which they are used. Such statements are based upon current expectations of Cintas and speak only as of the date made. You should not place undue reliance on any forward-looking statement. We cannot guarantee that any forward-looking statement will be realized. These statements are subject to various risks, uncertainties, potentially inaccurate assumptions and other factors that could cause actual results to differ from those set forth in or implied by this Annual Report. Factors that might cause such a difference include, but are not limited to, the possibility of greater than anticipated operating costs including energy and fuel costs; lower sales volumes; loss of customers due to outsourcing trends; the performance and costs of integration of acquisitions; fluctuations in costs of materials and labor, including increased medical costs; interest rate volatility; costs and possible effects of union organizing activities; failure to comply with government regulations concerning employment discrimination, employee pay and benefits and employee health and safety; the effect on operations of exchange rate fluctuations, tariffs and other political, economic and regulatory risks; uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation; our ability to meet our goals relating to ESG opportunities, improvements and efficiencies; the cost, results and ongoing assessment of internal controls for financial reporting; the effect of new accounting pronouncements; disruptions caused by the inaccessibility of computer systems data, including cybersecurity risks; the initiation or outcome of litigation, investigations or other proceedings; higher assumed sourcing or distribution costs of products; the disruption of operations from catastrophic or extraordinary events including global health pandemics such as the COVID-19 coronavirus; the amount and timing of repurchases of our common stock, if any; changes in federal and state tax and labor laws; and the reactions of competitors in terms of price and service. Cintas undertakes no obligation to publicly release any revisions to any forward-looking statements or to otherwise update any forward-looking statements whether as a result of new information or to reflect events, circumstances or any other unanticipated developments arising after the date on which such statements are made, except otherwise as required by law. The risks and uncertainties described herein are not the only ones we may face. Additional risks and uncertainties presently not known to us or that we currently believe to be immaterial may also harm our business.

Risks Relating to Business Strategy and Operations
Negative global economic factors, including global health pandemics such as the COVID-19 pandemic, may adversely affect our financial performance.
Negative economic conditions, in North America and our other markets, may adversely affect our financial performance. Higher levels of unemployment, inflation, recessionary conditions, geopolitical developments, tax rates and other changes in tax laws and other economic factors could adversely affect the demand for Cintas’ products and services. Increases in labor costs, including the cost to provide employee-partner related healthcare benefits, minimum wages, labor shortages or shortages of skilled labor, regulations regarding the classification of employees and/or their eligibility for overtime wages, higher material costs for items such as fabrics and textiles, the inability to obtain insurance coverage at cost-effective rates, higher interest rates, inflation, higher tax rates and other changes in tax laws and other economic factors could increase our costs of rental uniforms and facility services, cost of other services and selling and administrative expenses. As a result, these factors could adversely affect our sales and consolidated results of operations.

The COVID-19 pandemic has created widespread disruption in the global economy and has had, and could continue to have, an adverse impact on our consolidated results of operations and financial performance, as well as on the results of operations and financial performance of many of the customers and suppliers in industries that we serve and operate. The duration of the pandemic itself and the market and workplace disruptions it has caused, as well as the long-term effects on the economy and our customers are uncertain and as yet unknowable. These factors, as they become more certain, could adversely affect our workforce, sales and overall business. Furthermore, the ultimate impact of global health pandemics such as the COVID-19 pandemic on our consolidated results of operations and financial performance depends on many factors that are not within our control, including, but not limited to: the impact of global health pandemics on global and regional economies, including the impact of governmental, business and individuals’ actions taken in response to such pandemics; the availability of federal, state or local pandemic relief programs; general economic uncertainty in key financial markets and financial market volatility; global economic conditions and levels of economic growth; and the pace of recovery when the global health pandemic subsides. We are unable to predict the extent to which global health pandemics such as the COVID-19 pandemic and related impacts will continue to adversely impact our business operations, financial performance, consolidated results of operations, consolidated financial position and the achievement of our strategic objectives.

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
We plan to expand our presence in existing markets and enter new markets. The opening of new operating facilities is necessary to gain the capacity required for this expansion. Our ability to open new operating facilities depends on our ability to identify attractive locations, negotiate leases or real estate purchase agreements on acceptable terms, identify and obtain adequate utility and water sources and comply with environmental regulations, zoning laws and other similar factors. Any inability to effectively identify and manage these items may adversely affect our expansion efforts, and consequently, adversely affect our financial performance.

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
The products we sell are sourced from a wide variety of domestic and international suppliers. Global sourcing of many of the products we sell is an important factor in our financial performance. We require all our suppliers to comply with applicable laws, including labor and environmental laws, and otherwise be certified as meeting our required supplier standards of conduct. Our ability to find qualified suppliers who meet our standards, and to access products in a timely and efficient manner, is a significant challenge, especially with respect to suppliers located and goods sourced outside the U.S. Political and economic stability in the countries in which foreign suppliers are located, the financial stability of suppliers, suppliers' failure to meet our supplier standards, labor problems experienced by our suppliers, the availability of raw materials to suppliers, currency exchange rates, transport availability and cost, inflation and other factors relating to the suppliers and the countries in which they are located are beyond our control. In addition, U.S. and foreign trade policies, tariffs and other impositions on imported goods, trade sanctions imposed on certain countries, the limitation on the importation of certain types of goods or of goods containing certain materials from other countries and other factors relating to foreign trade are beyond our control. These and other factors, including the potential negative impact of global health pandemics such as COVID-19 affecting our suppliers and our access to products could adversely affect our consolidated results of operations.

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
We believe that a key component of our success is our corporate culture, which has been imparted by management throughout our corporate organization. Our corporate culture, along with our entire operation, depends on our ability to attract, develop and retain key employees. Competitive pressures and labor shortages within and outside our industry may make it more difficult and expensive for us to attract and retain key employees which could adversely affect our businesses.

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
Unexpected events, including fires or explosions at facilities, severe weather conditions and natural disasters such as hurricanes and tornadoes (including those caused by climate change), war or terrorist activities, unplanned outages, global health pandemics such as COVID-19, supply disruptions, failure of equipment or systems or changes in laws and/or regulations impacting our businesses, could adversely affect our consolidated results of operations. These events could result in customer disruption, physical damage to one or more key operating facilities, the temporary closure of one or more key operating facilities or the temporary disruption of information systems. In addition, negative publicity, whether warranted or not, impacting brand image perception could adversely affect our consolidated results of operations.

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
The price of fuel and energy needed to run our vehicles and equipment is unpredictable and fluctuates based on events outside our control, including geopolitical developments, supply and demand for fuel and other energy related products, actions by energy producers, war and unrest in oil producing countries, regional production patterns, limits on refining capacities, natural disasters, environmental concerns including the impact of legislative and regulatory efforts to limit GHG emissions and global health pandemics such as COVID-19. Increases in fuel and energy costs could adversely affect our consolidated financial condition and consolidated results of operations.

Fluctuations in foreign currency exchange could adversely affect our consolidated financial condition and consolidated results of operations.
We earn revenue, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar, primarily the Canadian dollar. In fiscal years 2022, 2021 and 2020, revenue denominated in currencies other than the U.S. dollar represented less than 10% of our consolidated revenue. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenue and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, fluctuations in the value of the U.S. dollar against other major currencies, particularly in the event of significant increases in foreign currency revenue, will impact our revenue and operating income and the value of balance sheet items denominated in foreign currencies. This impact could adversely affect our consolidated financial condition and consolidated results of operations.

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

Increased global focus on climate change may result in the imposition of new or additional regulations or requirements applicable to, and increased financial risks for, our business and industry. A number of government authorities and agencies have introduced or are contemplating regulatory changes to address climate change, including the regulation of GHG emissions. The outcome of new legislation or regulation in the U.S. and other jurisdictions in which we operate may result in new or additional requirements, including to fund energy efficiency activities or renewable energy use, and fees or restrictions on certain activities or materials. Compliance with these climate change initiatives may also result in additional costs to us, including, among other things, increased production costs, additional taxes, additional investments in renewable energy use and other initiatives, reduced emission allowances or additional restrictions on production or operations. We may not be able to timely recover the cost of compliance with such new or more stringent laws and regulations, which could adversely affect our consolidated results of operations.

Our ability to achieve our environmental, social and governance goals are subject to risks, many of which are outside of our control, and our reputation and brands could be harmed if we fail to meet such goals.
Companies across all industries are facing increasing scrutiny from stakeholders related to ESG matters, including practices and disclosures related to environmental stewardship; social responsibility; diversity, equity and inclusion; and workplace rights. Our ability to achieve our ESG goals, including our goal to achieve Net Zero GHG emissions by 2050, and to accurately and transparently report our progress presents numerous operational, financial, legal and other risks, and may be dependent on the actions of suppliers and other third parties, all of which are outside of our control. If we are unable to meet our ESG goals or evolving stakeholder expectations and industry standards, or if we are perceived to have not responded appropriately to the growing concern for ESG issues, our reputation could be negatively impacted. In addition, in recent years, investor advocacy groups and certain institutional investors have placed increasing importance on ESG matters. If, as a result of their assessment of our ESG practices, certain investors are unsatisfied with our actions or progress, they may reconsider their investment in our Company.

As the nature, scope and complexity of ESG reporting, diligence and disclosure requirements expand, including the SEC’s recently proposed disclosure requirements regarding, among other matters, GHG emissions, we may have to undertake additional costs to control, assess and report on ESG metrics. Any failure or perceived failure, whether or not valid, to pursue or fulfill our ESG goals, targets and objectives or to satisfy various ESG reporting standards within the timelines we announce, or at all, could increase the risk of litigation.

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

Item 1B.  Unresolved Staff Comments
None.

Item 2.  Properties
Cintas occupies 474 facilities located in 336 cities. Cintas leases 245 of these facilities for various terms ranging from monthly to the year 2033. Cintas expects that it will be able to renew or replace its leases on satisfactory terms. Of the five manufacturing facilities noted below, all but one are owned by Cintas. The principal executive office in Cincinnati, Ohio, provides centrally located administrative functions including accounting, finance, marketing and computer system development and support. Cintas operates rental processing plants that house administrative, sales and service personnel and the necessary equipment involved in the cleaning of uniforms and bulk items, such as entrance mats and shop towels. Branch operations provide administrative, sales and service functions. Cintas operates 12 distribution centers and five manufacturing facilities. Cintas also operates first aid and safety and fire protection facilities and direct sales offices. Cintas considers the facilities it operates to be adequate for their intended use. Cintas owns or leases approximately 20,000 vehicles which are used for the route-based services and by the sales and management employee-partners.

The following chart provides additional information concerning Cintas' facilities:

Type of Facility	# of Facilities

Rental Processing Plants	205
Rental Branches	134
First Aid and Safety Facilities	64
All Other Facilities	54
Distribution Centers (1)	12
Manufacturing Facilities	5
Total	474
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

The Company, the Board of Directors, Scott Farmer (Executive Chairman) and the Investment Policy Committee are defendants in a purported class action, filed on December 13, 2019, pending in the U.S. District Court for the Southern District of Ohio alleging violations of The Employee Retirement Income Security Act of 1974 (ERISA). The lawsuit asserts that the defendants improperly managed the costs of the employee retirement plan, breached their fiduciary duties in failing to investigate and select lower cost alternative funds and failed to monitor and control the employee retirement plan’s recordkeeping costs. The defendants deny liability and a legal contingency is neither probable or estimable at May 31, 2022 or 2021.

Item 4.  Mine Safety Disclosures
Not applicable.

Part II

Item 5.  Market for Registrant's Common Equity,
Related Stockholder Matters and Issuer Purchases of Equity Securities
Market and Shareholder Information
Cintas' common stock is traded on the NASDAQ Global Select Market under the symbol "CTAS." At May 31, 2022, there were approximately 1,400 shareholders of record of Cintas' common stock. Cintas believes that this represents approximately 310,000 beneficial owners.
Dividends
Our Board of Directors declared the following dividends during the fiscal years ended May 31:

Declaration Date (In millions except per share data)	Record Date	Payment Date	Dividend Per Share	Amount

Fiscal Year 2022
July 27, 2021	August 13, 2021	September 15, 2021	$0.95	$98.8
October 26, 2021	November 15, 2021	December 15, 2021	0.95	99.1
January 12, 2022	February 15, 2022	March 15, 2022	0.95	98.2
April 12, 2022 (2)	May 16, 2022	June 15, 2022	0.95	97.5
Total			$3.80	$393.6

Fiscal Year 2021
October 27, 2020 (1)	November 6, 2020	December 4, 2020	$2.81	$297.7
October 27, 2020	November 6, 2020	December 4, 2020	0.70	74.1
January 19, 2021	February 15, 2021	March 15, 2021	0.75	79.5
April 13, 2021 (2)	May 15, 2021	June 15, 2021	0.75	79.2
Total			$5.01	$530.5

(1)     Beginning October 27, 2020, our Board of Directors authorized a change in dividend policy from an annual dividend to quarterly dividends.
(2) The dividends declared on April 12, 2022 and April 13, 2021 were included in current accrued liabilities on the consolidated balance sheet at May 31, 2022 and 2021, respectively.

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

Total Shareholder Returns
Comparison of Five-Year Cumulative Total Return

Purchases of Equity Securities by the Issuer and Affiliated Purchases

Period (In millions, except share and per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan (1)	Maximum approximate dollar value of shares that may yet be purchased under the plan (1)

March 1 - 31, 2022 (2)	152,708	$375.96	126,107	$915.8
April 1 - 30, 2022 (3)	11,830	$422.81	—	$915.8
May 1 - 31, 2022 (4)	644,213	$375.06	638,192	$676.6
Total	808,751	$375.93	764,299	$676.6

(1) On July 27, 2021, Cintas announced that the Board of Directors authorized a $1.5 billion share buyback program, which does not have an expiration date. From the inception of the July 27, 2021 share buyback program through May 31, 2022, Cintas has purchased a total of 2.2 million shares of Cintas common stock at an average price of $383.01 per share for a total purchase price of $823.4 million.
(2) During March 2022, Cintas acquired 26,601 shares of Cintas common stock in satisfaction of employee payroll taxes due on options exercised and restricted stock awards that vested during the fiscal year. These shares were purchased at an average price of $410.14 per share for a total purchase price of $10.9 million.
(3) During April 2022, Cintas acquired 11,830 shares of Cintas common stock in satisfaction of employee payroll taxes due on options exercised and restricted stock awards that vested during the fiscal year. These shares were purchased at an average price of $422.81 per share for a total purchase price of $5.0 million.
(4) During May 2022, Cintas acquired 6,021 shares of Cintas common stock in satisfaction of employee payroll taxes due on options exercised and restricted stock awards that vested during the fiscal year. These shares were purchased at an average price of $389.70 per share for a total purchase price of $2.3 million.

Item 6.  [Reserved]

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

Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations focuses on discussion of fiscal 2022 results compared to fiscal 2021 results. For discussion of fiscal 2021 results compared to fiscal 2020 results, see the "Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our Annual Report on Form 10-K for the fiscal year ended May 31, 2021, filed with the SEC on July 28, 2021.

Cintas classifies its business into two reportable operating segments and places the remainder of its operating segments in an All Other category. Cintas’ two reportable operating segments are Uniform Rental and Facility Services and First Aid and Safety Services. The Uniform Rental and Facility Services reportable operating segment consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items. In addition to these rental items, restroom cleaning services and supplies and the sale of items from our catalogs to our customers on route are included within this reportable operating segment. The First Aid and Safety Services reportable operating segment consists of first aid and safety products and services. The remainder of Cintas’ business, which consists of the Fire Protection Services operating segment and the Uniform Direct Sale operating segment, is included in All Other. These operating segments consist of fire protection products and services and the direct sale of uniforms and related items. Cintas evaluates operating segment performance based on revenue and income before income taxes. Revenue and income before income taxes for the reportable operating segments for the years ended May 31, 2022, 2021 and 2020 are presented in Note 15 entitled Operating Segment Information of "Notes to Consolidated Financial Statements." The Company regularly reviews its operating segments for reporting purposes based on the information its chief operating decision maker regularly reviews for purposes of allocating resources and assessing performance and makes changes when appropriate.

We have operations throughout the U.S. and Canada and participate in a global supply chain. Since fiscal 2020, the existence of the COVID-19 pandemic, the fear associated with the COVID-19 pandemic and the reactions of governments around the world in response to the COVID-19 pandemic to regulate the flow of labor and products and impede the business of our customers, impacted our ability to conduct normal business operations, which had an adverse effect on our business. Many of Cintas' customers were also impacted by the COVID-19 pandemic, and we saw an impact on some customer's ability to pay timely. While there was minimal disruption to our supply chain, Cintas did increase inventory, primarily personal protective equipment and facility services inventory, in response to the customer needs and demand associated with the safety and cleanliness requirements of COVID-19. The increase in inventory resulted in additional inventory reserves during fiscal 2022 and fiscal 2021. See Note 1 entitled Significant Accounting Policies of "Notes to Consolidated Financial Statements" for additional detail on the incremental reserves placed on inventory. The on-going roll out of the COVID-19 vaccines and gradual lifting of COVID-19 restrictions had a positive impact on our business during fiscal 2022. The impact of the on-going COVID-19 pandemic is fluid and continues to evolve, and therefore, we cannot predict the extent to which our business, consolidated results of operations, consolidated financial condition or liquidity will ultimately be impacted.

The following table sets forth certain consolidated statements of income data as a percent of revenue by reportable operating segment, All Other and in total for the fiscal years ended May 31:

	2022	2021

Revenue:
Uniform Rental and Facility Services	79.3%	80.0%
First Aid and Safety Services	10.6%	11.0%
All Other	10.1%	9.0%
Total revenue	100.0%	100.0%

Cost of sales:
Uniform Rental and Facility Services	53.3%	52.4%
First Aid and Safety Services	55.3%	57.6%
All Other	56.0%	57.0%
Total cost of sales	53.8%	53.4%

Gross margin:
Uniform Rental and Facility Services	46.7%	47.6%
First Aid and Safety Services	44.7%	42.4%
All Other	44.0%	43.0%
Total gross margin	46.2%	46.6%

Selling and administrative expenses:
Uniform Rental and Facility Services	25.0%	26.0%
First Aid and Safety Services	31.9%	32.0%
All Other	28.0%	30.8%
Total selling and administrative expenses	26.0%	27.1%

Interest expense, net	1.1%	1.4%

Income from continuing operations before income taxes	19.1%	18.1%

Fiscal 2022 Compared to Fiscal 2021
Fiscal 2022 total revenue was $7.9 billion, an increase of 10.4% over the prior fiscal year. Revenue increased organically by 10.2% as a result of increased sales volume. Organic growth adjusts for the impact of acquisitions, divestitures and foreign currency exchange rate fluctuations. Total revenue was positively impacted by 0.1% due primarily to acquisitions and by 0.1% due to foreign currency exchange rate fluctuations.

As previously discussed, government enactments of temporary and indefinite closures of certain businesses in response to the COVID-19 pandemic continued to impact our ability to access and service some of our customers impacted by these mandates during fiscal 2021. The roll out of the COVID-19 vaccines and general lifting of COVID-19 restrictions had a positive impact on our business during fiscal 2022. Due to the constantly changing impact of the COVID-19 pandemic, uncertainty remains about the pace of the economic recovery and about its impact on future Cintas consolidated financial results.

Organic revenue growth by quarter for fiscal 2022 is as follows:

Organic Growth

First quarter ended August 31, 2021	8.6%
Second quarter ended November 30, 2021	9.3%
Third quarter ended February 28, 2022	10.0%
Fourth quarter ended May 31, 2022	12.7%

For the fiscal year ended May 31, 2022	10.2%

Uniform Rental and Facility Services reportable operating segment revenue consists predominantly of revenue derived from the rental of corporate identity uniforms and other garments, including flame resistant clothing and the rental and/or sale of mats, mops, shop towels, restroom supplies and other rental services. Revenue from the Uniform Rental and Facility Services reportable operating segment increased 9.4% compared to fiscal 2021 due to an organic growth increase of 9.0%. Revenue growth was positively impacted by 0.2% due primarily to acquisitions and by 0.2% due to foreign currency exchange rate fluctuations. Organic revenue growth was a result of new business, the penetration of additional products and services into existing customers, the positive impact from the lifting of COVID-19 restrictions and price increases, partially offset by lost business. New business growth resulted from an increase in the number and productivity of sales representatives. Generally, sales productivity improvements are due to increased tenure and improved training, which produce a higher number of products and services sold.

Other revenue, consisting of revenue from the First Aid and Safety Services reportable operating segment and All Other, increased 14.1% compared to fiscal 2021. Revenue improved from increases in sales representative productivity and from the lifting of COVID-19 restrictions. Revenue increased organically by 14.9%. Revenue growth was negatively impacted by 0.8% due to divestitures.

Cost of uniform rental and facility services increased 11.2% compared to fiscal 2021. Cost of uniform rental and facility services consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other ancillary items. The cost of uniform rental and facility services as a percent of revenue increased compared to fiscal 2021 primarily due to increased energy costs and investments in labor to support the increased revenue growth.

Cost of other consists primarily of cost of goods sold (predominantly first aid and safety products, personal protective equipment, uniforms and fire protection products), delivery expenses and distribution expenses in the First Aid and Safety Services reportable operating segment and All Other. Cost of other increased 10.7% in fiscal 2022 compared to fiscal 2021, but decreased as a percent of revenue to 55.7%, compared to 57.3% in fiscal 2021. The improvement in cost of sales as a percent to revenue was primarily due to favorable changes in the sales mix for each of the underlying operating segments, including a decrease in the proportion of sales related to personal protective equipment, which typically have lower gross margins compared to the first aid cabinet sales in the First Aid and Safety Services reportable operating segment.

Selling and administrative expenses increased $115.7 million, to 26.0% as a percent of revenue, compared to 27.1% in fiscal 2021. The improvement as a percent of revenue was primarily due to lower labor expense as a percent of revenue as well as a $12.1 million gain on the sale of certain operating assets and a $30.2 million gain on an equity method investment transaction recorded in fiscal 2022. The impacts from the gains recorded in fiscal 2022 were partially offset by the $22.0 million gain on the sale of certain operating assets recorded in fiscal 2021.

Net interest expense (interest expense less interest income) was $88.6 million in fiscal 2022 compared to $97.7 million in fiscal 2021. The change was primarily due to the replacement of the $250.0 million of senior notes with an interest rate of 4.30% that matured on June 1, 2021, with lower interest rate bearing commercial paper.

Income before income taxes was $1,498.8 million, an increase of $211.0 million, or 16.4%, compared to fiscal 2021. The increase in income before income taxes was primarily due to revenue growth and the decrease in selling and administrative expenses as a percent of revenue in fiscal 2022. Income before income taxes also benefited from the previously mentioned one-time gains recorded in fiscal 2022.

Cintas' effective tax rate on continuing operations was 17.5% for fiscal 2022 compared to 13.7% in fiscal 2021. The effective tax rate in both periods was impacted by certain discrete items, primarily the tax accounting impact for stock-based compensation. In addition, the effective tax rate for fiscal 2022 and 2021 included tax benefits from a gain on an equity method investment transaction in fiscal 2022 and the sale of certain operating assets in both fiscal 2022 and fiscal 2021.

Net income from continuing operations for fiscal 2022 of $1,235.8 million was a 11.2% increase compared to fiscal 2021. Diluted earnings per share from continuing operations of $11.65 was a 13.8% increase compared to fiscal 2021 diluted earnings per share from continuing operations of $10.24. Diluted earnings per share from continuing operations increased primarily due to the increase in net income combined with the decrease in diluted weighted average common shares outstanding. The decrease in diluted weighted average common shares outstanding resulted from purchasing an aggregate of approximately 3.7 million shares of common stock under the Board approved share buyback programs during fiscal 2022.

Uniform Rental and Facility Services Reportable Operating Segment
Uniform Rental and Facility Services reportable operating segment revenue increased $537.3 million, or 9.4%, and the cost of uniform rental and facility services increased $332.9 million, or 11.2%, due to the reasons previously discussed. The reportable operating segment's fiscal 2022 gross margin was 46.7% of revenue compared to 47.6% in fiscal 2021. The decrease in gross margin was primarily due to a 50 basis point increase in energy costs and investments in labor to support the increased revenue growth.

Selling and administrative expenses for the Uniform Rental and Facility Services reportable operating segment increased $76.8 million in fiscal 2022 compared to fiscal 2021. Selling and administrative expense as a percent of revenue for fiscal 2022 was 25.0% compared to 26.0% in fiscal 2021. The improvement in selling and administrative expenses as a percent of revenue was primarily due to efficiencies in labor and the previously mentioned one-time gain of $30.2 million on an equity method investment transaction.

Income before income taxes increased $127.7 million to $1,353.5 million for fiscal 2022 compared to fiscal 2021. Income before income taxes as a percent of revenue at 21.7% increased 20 basis points from 21.5% in fiscal 2021. The increase was primarily due to the previously discussed improvement in selling and administrative expenses, partially offset by decreases in gross margin as a percent of revenue.

First Aid and Safety Services Reportable Operating Segment
First Aid and Safety Services reportable operating segment revenue increased $48.2 million in fiscal 2022, a 6.1% increase compared to fiscal 2021. Revenue increased organically by 5.1% as a result of new business and sales productivity increases, penetration of additional products and services into existing customers and sales of personal protective equipment in response to the COVID-19 pandemic. Revenue growth was positively impacted by 0.9% due to acquisitions and by 0.1% due to foreign currency exchange rate fluctuations.

Cost of sales for the First Aid and Safety Services reportable operating segment increased $8.3 million, or 1.8%, in fiscal 2022, primarily due to higher sales volume. Gross margin for the First Aid and Safety Services reportable operating segment is defined as revenue less cost of goods, warehouse expenses and service expenses. Gross margin as a percent of revenue was 44.7% for fiscal 2022 compared to 42.4% in fiscal 2021. The improvement in gross margin as a percentage of revenue in fiscal 2022 was primarily due to a decrease in the proportion of sales related to personal protective equipment, which typically have lower gross margins compared to the first aid cabinet sales.

Selling and administrative expenses for the First Aid and Safety Services reportable operating segment increased by $14.3 million, or 5.7%, in fiscal 2022 compared to fiscal 2021, and improved as a percent of revenue to 31.9% in fiscal 2022 compared to 32.0% in fiscal 2021. The improvement as a percent of revenue was primarily due to revenue growing at a faster pace than labor and employee-partner related expenses.

Income before income taxes for the First Aid and Safety Services reportable operating segment was $106.8 million in fiscal 2022, an increase of $25.6 million, or 31.5%, compared to fiscal 2021. Income before income taxes as a percent of revenue at 12.8%, increased from 10.4% in fiscal 2021 due to the previously discussed increases, primarily in gross margin.

Liquidity and Capital Resources
The following table summarizes our cash flows and cash and cash equivalents as of and for the fiscal years ended May 31:

(In thousands)	2022	2021

Net cash provided by operating activities	$1,537,625	$1,360,740
Net cash used in investing activities	$(402,635)	$(137,215)
Net cash used in financing activities	$(1,537,943)	$(879,868)

Cash and cash equivalents at end of year	$90,471	$493,640

Cash and cash equivalents as of May 31, 2022 and 2021 include $43.1 million and $37.9 million, respectively, that is located outside of the U.S.

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
In addition, we have access to $2.0 billion of debt capacity from our amended and restated revolving credit facility, the maturity of which was extended on March 23, 2022 until March 23, 2027. We believe the Company has sufficient liquidity to operate in the current business environment. Acquisitions, repurchases of our common stock and dividends remain strategic objectives, but they will be dependent on the economic outlook and liquidity of the Company.

Net cash provided by operating activities was $1.54 billion for fiscal 2022, which was an increase of $176.9 million, or 13.0%, compared to fiscal 2021. The increase was primarily the result of increased net income which was partially offset by unfavorable changes in working capital, specifically, accounts receivable and uniforms and other rental items in service, which resulted from the growth in revenue. In addition, we had a favorable change in inventories, net, which was the result of a large amount of inventory purchases in the prior fiscal year period related to the COVID-19 pandemic, including sanitizer, sanitizer stands, masks and gloves.

Net cash used in investing activities was $402.6 million in fiscal 2022, compared to $137.2 million in fiscal 2021. Net cash used in investing activities includes capital expenditures, purchases of investments, proceeds from the sale of operating assets and cash paid for acquisitions of businesses. Capital expenditures were $240.7 million and $143.5 million for fiscal 2022 and fiscal 2021, respectively. Capital expenditures for fiscal 2022 included $166.6 million for the Uniform Rental and Facility Services reportable operating segment and $59.7 million for the First Aid and Safety Services reportable operating segment. The increase in capital expenditures from fiscal 2021 to fiscal 2022 was due to an investment in the operating segments to support continued market penetration and revenue growth. Cash paid for acquisitions of businesses, net of cash acquired, was $164.2 million and $10.0 million for fiscal 2022 and fiscal 2021, respectively. The acquisitions in both fiscal 2022 and 2021 occurred in our Uniform Rental and Facility Services reportable operating segment, our First Aid and Safety Services reportable operating segment and our Fire Protection operating segment, which is included in All Other. The fiscal 2022 acquisitions also includes the acquisition of the remaining interest of an equity method investment. In fiscal 2022 and fiscal 2021, investing activities included proceeds of $15.3 million and $31.7 million, respectively, from the sale of certain operating assets, net of cash disposed. Net cash used in investing activities also included $6.1 million and $4.3 million of purchases of investments during fiscal 2022 and fiscal 2021, respectively.

Net cash used in financing activities was $1,537.9 million for fiscal 2022, compared to $879.9 million in fiscal 2021. The increase in cash used from financing activities from fiscal 2021 is primarily due to the increase in repurchases of common stock in fiscal 2022, offset by the $261.2 million net issuance of commercial paper and the $76.2 million higher dividends paid in fiscal 2021 due to the transition from an annual dividend payment in the second quarter of fiscal 2021 to quarterly dividend payments thereafter. On October 30, 2018, we announced that the Board of Directors authorized a $1.0 billion share buyback program, which was completed during fiscal 2021. On October 29, 2019, we announced the Board of Directors authorized a $1.0 billion share buyback program, which was completed during fiscal 2022. On July 27, 2021, we announced the Board of Directors authorized a new $1.5 billion share buyback program, which does not have an expiration date.

The following table summarizes the buyback activity by program and fiscal year ended May 31:

	2022			2021
Buyback Program (In thousands except per share data)	Shares	Avg. Price per Share	Purchase Price	Shares	Avg. Price per Share	Purchase Price

October 30, 2018	—	$—	$—	190	$319.88	$60,877
October 29, 2019	1,590	365.41	581,220	1,196	350.31	418,779
July 27, 2021	2,150	383.01	823,429	—	—	—
	3,740	$375.53	$1,404,649	1,386	$346.13	$479,656

Shares acquired for taxes due (1)	305	$397.16	$121,224	246	$302.52	$74,465

Total repurchase of Cintas common stock			$1,525,873			$554,121

(1) Shares of Cintas stock acquired for employee payroll taxes due on options exercised and vested restricted stock awards.

In the period subsequent to May 31, 2022 through July 27, 2022, we purchased 0.5 million shares of Cintas common stock at an average price of $396.39 for a total purchase price of $210.8 million. From the inception of the July 27, 2021 share buyback program through July 27, 2022, Cintas has purchased 2.7 million shares of Cintas common stock in the aggregate, at an average price of $385.66, for a total purchase price of $1.0 billion.

Our Board of Directors declared the following dividends during the fiscal years ended May 31:

Declaration Date (In millions except per share data)	Record Date	Payment Date	Dividend Per Share	Amount

Fiscal Year 2022
July 27, 2021	August 13, 2021	September 15, 2021	$0.95	$98.8
October 26, 2021	November 15, 2021	December 15, 2021	0.95	99.1
January 12, 2022	February 15, 2022	March 15, 2022	0.95	98.2
April 12, 2022 (2)	May 16, 2022	June 15, 2022	0.95	97.5
Total			$3.80	$393.6

Fiscal Year 2021
October 27, 2020 (1)	November 6, 2020	December 4, 2020	$2.81	$297.7
October 27, 2020	November 6, 2020	December 4, 2020	0.70	74.1
January 19, 2021	February 15, 2021	March 15, 2021	0.75	79.5
April 13, 2021 (2)	May 15, 2021	June 15, 2021	0.75	79.2
Total			$5.01	$530.5

(1)     Beginning October 27, 2020, our Board of Directors authorized a change in dividend policy from an annual dividend to quarterly dividends.
(2)     The dividends declared on April 12, 2022 and April 13, 2021 were included in current accrued liabilities on the consolidated balance sheet at May 31, 2022 and 2021, respectively.

Any future dividend declarations, including the amount of any dividends, are at the discretion of the Board of Directors and dependent upon then-existing conditions, including the Company's consolidated operating results and consolidated financial condition, capital requirements, contractual restrictions, business prospects and other factors that the Board of Directors may deem relevant.

During the fiscal year ended May 31, 2022, Cintas issued a net total of $261.2 million of commercial paper. There was no commercial paper outstanding during fiscal 2021. On June 1, 2021, in accordance with the terms of the notes, Cintas paid the $250.0 million aggregate principal amount outstanding of its 4.30%, 10-year senior notes that matured on that date with cash on hand. On April 1, 2022, in accordance with the terms of the notes, Cintas paid the $650.0 million aggregate principal amount outstanding of its 2.90%, 5-year senior notes that matured on that date with proceeds from short-term borrowings. On May 1, 2022, Cintas redeemed at par value the $300.0 million aggregate principal amount outstanding of its 3.25%, 10-year senior notes 30 days in advance of the maturation date with proceeds from short-term borrowings. On May 3, 2022, Cintas issued $400.0 million aggregate principal amount of senior notes that bear an interest rate of 3.45% and mature on May 1, 2025. On May 3, 2022, Cintas also issued $800.0 million aggregate principal amount of senior notes that bear an interest rate of 4.00% and mature on May 1, 2032. The net proceeds from these issuances were utilized for general business purposes, including reducing Cintas’ short-term borrowings.

The following table summarizes Cintas' outstanding debt at May 31:

(In thousands)	Interest Rate		Fiscal Year Issued	Fiscal Year Maturity	2022	2021

Debt due within one year
Commercial paper	1.20%	(1)	2022	2023	$261,200	$—
Senior notes (2)	2.78%		2013	2023	50,380	—
Senior notes	4.30%		2012	2022	—	250,000
Senior notes	2.90%		2017	2022	—	650,000
Debt issuance costs					(6)	(930)
Total debt due within one year					$311,574	$899,070

Debt due after one year
Senior notes	3.25%		2013	2023	$—	$300,000
Senior notes (2)	2.78%		2013	2023	—	50,815
Senior notes (3)	3.11%		2015	2025	50,965	51,301
Senior notes	3.45%		2022	2025	400,000	—
Senior notes	3.70%		2017	2027	1,000,000	1,000,000
Senior notes	4.00%		2022	2032	800,000	—
Senior notes	6.15%		2007	2037	250,000	250,000
Debt issuance costs					(17,033)	(9,283)
Total debt due after one year					$2,483,932	$1,642,833
(1)     Variable rate debt instrument. The rate presented is the variable borrowing rate at May 31, 2022.
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
The credit agreement that supports our commercial paper program was amended and restated on March 23, 2022. The amendment increased the capacity of the revolving credit facility from $1.0 billion to $2.0 billion. The credit agreement has an accordion feature that provides Cintas the ability to request increases to the borrowing commitments under the revolving credit facility of up to $500.0 million in the aggregate, subject to customary conditions. The maturity date of the revolving credit facility is March 23, 2027. As of May 31, 2022, there was $261.2 million of commercial paper outstanding with a weighted average interest rate of 1.20% and maturity dates less than 120 days and no borrowings on our revolving credit facility. As of May 31, 2021, there was no commercial paper outstanding and no borrowings on our revolving credit facility. Subsequent to May 31, 2022, in June 2022, Cintas borrowed $125.0 million under the revolving credit facility to fund short-term operating needs and repaid the amount later in June 2022.

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

Our access to the commercial paper and long-term debt markets has historically provided us with sources of both short-term and long-term liquidity to meet material cash obligations. We do not anticipate having difficulty in obtaining financing from those markets in the future in view of our favorable experiences in the debt markets in the recent past. Additionally, our ability to continue to access the commercial paper and long-term debt markets on favorable interest rate and other terms will depend, to a significant degree, on the ratings assigned by the credit rating agencies to our indebtedness. As of May 31, 2022, our ratings were as follows:

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

Financial and Nonfinancial Disclosure About Issuers and Guarantors of Cintas’ Senior Notes
Cintas Corporation No. 2 (Corp. 2) is the indirectly, wholly owned principal operating subsidiary of Cintas. Corp. 2 is the issuer of the $2,550.0 million aggregate principal amount of senior notes outstanding as of May 31, 2022, which are unconditionally guaranteed, jointly and severally, by Cintas Corporation and its wholly owned, direct and indirect domestic subsidiaries. See Note 7 entitled Debt and Derivatives of "Notes to Consolidated Financial Statements" for more information on Cintas' outstanding debt.

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

Summarized Consolidated Statements of Income (In thousands)	2022	2021

Net sales to unrelated parties	$7,398,923	$6,705,820
Net sales to non-guarantors	$8,461	$3,460
Operating income	$1,534,320	$1,319,444
Net income	$1,197,830	$1,058,837

Summarized Consolidated Balance Sheets (In thousands)	2022	2021

Assets
Receivables due from non-obligor subsidiaries	$11,759	$2,292
Total other current assets	$2,427,494	$2,652,810
Total other noncurrent assets	$5,081,265	$4,924,550

Liabilities
Amounts due to non-obligor subsidiaries	$11,383	$457
Current liabilities	$1,388,310	$1,893,352
Noncurrent liabilities	$3,346,851	$2,549,911

Contractual and Other Material Cash Obligations

	Payments Due by Period
(In thousands)	Total	One year or less	Two to three years	Four to five years	After five years

Debt (1)	$2,811,200	$311,200	$450,000	$1,000,000	$1,050,000
Operating leases (2)	183,617	47,099	66,646	38,374	31,498
Interest payments	780,157	105,114	200,230	168,750	306,063
Total contractual and other material cash obligations	$3,774,974	$463,413	$716,876	$1,207,124	$1,387,561
(1)See Note 7 entitled Debt and Derivatives of "Notes to Consolidated Financial Statements" for a detailed presentation of Cintas' debt.
(2)See Note 8 entitled Leases of "Notes to Consolidated financial Statements" for a detailed presentation of Cintas' operating leases.
Cintas also makes payments to defined contribution plans and may make payments to defined benefit plans to satisfy minimum funding requirements. The amount of contributions made to the defined contribution plans are at the discretion of the Board of Directors of Cintas. Future contributions to the defined contribution plans are expected to be $92.8 million in the next year, $199.8 million in the next two to three years and $220.3 million in the next four to five years. Future contributions to the defined benefit plans are expected to be $0.0 million in the next year, $2.5 million in the next two to three years and $3.0 million in the next four to five years.

Other Commitments

	Amount of Commitment Expiration per Period
(In thousands)	Total	One year or less	Two to three years	Four to five years	After five years

Lines of credit (1)	$1,738,037	$—	$—	$1,738,037	$—
Standby letters of credit and surety bonds (2)	106,687	106,687	—	—	—
Total other commitments	$1,844,724	$106,687	$—	$1,738,037	$—
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
Inflation and Changing Prices
Changes in wages, benefits and energy costs have the potential to materially impact Cintas' consolidated results of operations. In fiscal 2022, we experienced significant impacts from inflation, including, but not limited to, higher labor, fuel and transportation costs. Management has been able to mitigate these inflationary pressures through pricing and various efficiency initiatives. Management has mitigated these impacts such that net of the mitigation strategy and initiatives, inflation and changing prices has not had a material impact on Cintas' consolidated financial condition or a negative impact on the consolidated results of operations.
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

Goodwill
Goodwill, obtained through acquisitions of businesses, is valued at cost less any impairment. Cintas completes an annual impairment test, that includes an assessment of qualitative factors including, but not limited to, macroeconomic conditions, industry and market conditions and entity specific factors such as strategies and financial performance. We test for goodwill impairment at the reporting unit level. Cintas has identified four reporting units for purposes of evaluating goodwill impairment: Uniform Rental and Facility Services, First Aid and Safety Services and two reporting units within All Other. Based on the results of the annual impairment tests, Cintas was not required to recognize an impairment of goodwill for the fiscal years ended May 31, 2022, 2021 or 2020. Cintas will continue to perform impairment tests as of March 1 in future years and when indicators of impairment exist.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
Earnings may be affected by changes in short-term interest rates due to investments, if any, in marketable securities and money market accounts and periodic issuances of commercial paper. If short-term rates changed by one-half percent (or 50 basis points), Cintas' income before income taxes would change by approximately $1.4 million. This estimated exposure considers the effects on investments. This analysis does not consider the effects of a change in economic activity or a change in Cintas' capital structure.

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
Audited Consolidated Financial Statements for the Fiscal Years Ended May 31, 2022, 2021 and 2020

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

With the supervision of our President and Chief Executive Officer and our Chief Financial Officer, management assessed our internal control over financial reporting as of May 31, 2022. Management based its assessment on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed by our internal audit function.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of May 31, 2022, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.

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

J. Michael Hansen Executive Vice President and Chief Financial Officer

Report of Independent
Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cintas Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cintas Corporation (the Company) as of May 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended May 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at May 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of May 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated July 27, 2022, expressed an unqualified opinion thereon.
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

Valuation of Insurance Reserves

Description of the Matter
At May 31, 2022, the Company's insurance reserve was $164.0 million. As described in Note 1 to the Company’s consolidated financial statements, the Company’s insurance reserve represents the estimated ultimate cost of all asserted and unasserted (incurred but not reported) claims primarily related to workers' compensation, auto liability and other general liability exposure. The incurred but not reported insurance reserve is estimated through actuarial procedures and by using industry assumptions, adjusted for Company specific expectations based on claims history.

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
July 27, 2022

Report of Independent
Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cintas Corporation
Opinion on Internal Control over Financial Reporting
We have audited Cintas Corporation’s internal control over financial reporting as of May 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cintas Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of May 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of May 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended May 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a), and our report dated July 27, 2022, expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Cincinnati, Ohio
July 27, 2022

Consolidated Statements of Income	Fiscal Years Ended May 31,
(In thousands except per share data)	2022	2021	2020

Revenue:
Uniform rental and facility services	$6,226,980	$5,689,632	$5,643,494
Other	1,627,479	1,426,708	1,441,626
Total revenue	7,854,459	7,116,340	7,085,120

Costs and expenses:
Cost of uniform rental and facility services	3,316,433	2,983,514	3,055,145
Cost of other	905,780	818,175	796,227
Selling and administrative expenses	2,044,876	1,929,159	2,071,052
Operating income	1,587,370	1,385,492	1,162,696

Interest income	(242)	(467)	(988)
Interest expense	88,844	98,210	105,393

Income before income taxes	1,498,768	1,287,749	1,058,291
Income taxes	263,011	176,781	181,931
Income from continuing operations	1,235,757	1,110,968	876,360
Loss from discontinued operations, net of tax benefit of $0, $0 and $(107), respectively	—	—	(323)
Net income	$1,235,757	$1,110,968	$876,037

Basic earnings per share:
Continuing operations	$11.92	$10.52	$8.36
Discontinued operations	—	—	0.00
Basic earnings per share	$11.92	$10.52	$8.36

Diluted earnings per share:
Continuing operations	$11.65	$10.24	$8.11
Discontinued operations	—	—	0.00
Diluted earnings per share	$11.65	$10.24	$8.11

Dividends declared and paid per share	$3.80	$5.01	$2.55

See accompanying notes.

Consolidated Statements of Comprehensive Income	Fiscal Years Ended May 31,
(In thousands)	2022	2021	2020

Net income	$1,235,757	$1,110,968	$876,037

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(24,833)	68,182	(11,321)
Change in fair value of interest rate lock agreements, net of tax expense (benefit) of $34,932, $36,172 and $(32,793), respectively	102,057	106,843	(94,954)
Amortization of interest rate lock agreement, net of tax benefit of $672, $463 and $463, respectively	(2,061)	(1,433)	(1,433)
Other, net of tax expense (benefit) of $638, $3,578 and $(2,802), respectively	1,866	10,676	(8,495)

Other comprehensive income (loss), net of tax expense (benefit) of $36,242, $40,213 and $(35,132), respectively	77,029	184,268	(116,203)

Comprehensive income	$1,312,786	$1,295,236	$759,834

See accompanying notes.

Consolidated Balance Sheets	As of May 31,
(In thousands except share data)	2022	2021

Assets
Current assets:
Cash and cash equivalents	$90,471	$493,640
Accounts receivable, principally trade, less allowance of $12,918 and $12,097, respectively	1,006,220	901,710
Inventories, net	472,150	481,797
Uniforms and other rental items in service	916,706	810,104
Income taxes, current	21,708	22,282
Prepaid expenses and other current assets	124,728	133,776
Total current assets	2,631,983	2,843,309

Property and equipment, net	1,323,673	1,318,438

Investments	242,873	274,616
Goodwill	3,042,976	2,913,069
Service contracts, net	391,638	408,445
Operating lease right-of-use assets, net	170,003	168,532
Other assets, net	344,110	310,414
	$8,147,256	$8,236,823
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$251,504	$230,786
Accrued compensation and related liabilities	236,992	241,469
Accrued liabilities	588,948	518,910
Operating lease liabilities, current	43,872	43,850
Debt due within one year	311,574	899,070
Total current liabilities	1,432,890	1,934,085

Long-term liabilities:
Debt due after one year	2,483,932	1,642,833
Deferred income taxes	473,777	386,647
Operating lease liabilities	129,064	130,774
Accrued liabilities	319,397	454,637
Total long-term liabilities	3,406,170	2,614,891

Shareholders' equity:
Preferred stock, no par value: 100,000 shares authorized, none outstanding	—	—
Common stock, no par value, and paid-in capital: 425,000,000 shares authorized 2022: 190,837,921 shares issued and 101,711,215 shares outstanding 2021: 189,071,185 shares issued and 104,061,391 shares outstanding	1,771,917	1,516,202
Retained earnings	8,719,163	7,877,015
Treasury stock: 2022: 89,126,706 shares 2021: 85,009,794 shares	(7,290,801)	(5,736,258)
Accumulated other comprehensive income	107,917	30,888
Total shareholders' equity	3,308,196	3,687,847
	$8,147,256	$8,236,823

See accompanying notes.

Consolidated
Statements of Shareholders' Equity

	Common Stock and Paid-In Capital		Retained Earnings	Other Accumulated Comprehensive (Loss) Income	Treasury Stock		Total Shareholders' Equity
(In thousands)	Shares	Amount			Shares	Amount

Balance at June 1, 2019	184,791	$1,068,256	$6,691,236	$(39,152)	(81,506)	$(4,717,619)	$3,002,721
Net income	—	—	876,037	—	—	—	876,037
Comprehensive loss, net of tax	—	—	—	(116,203)	—	—	(116,203)
Dividends	—	—	(267,956)	—	—	—	(267,956)
Stock-based compensation	—	115,435	—	—	—	—	115,435
Vesting of stock-based compensation awards	641	—	—	—	—	—	—
Stock options exercised	1,361	90,519	—	—	—	—	90,519
Repurchase of common stock	—	—	—	—	(1,872)	(464,518)	(464,518)
Cumulative effect of change in accounting principle	—	—	(2,808)	1,975	—	—	(833)
Balance at May 31, 2020	186,793	1,274,210	7,296,509	(153,380)	(83,378)	(5,182,137)	3,235,202
Net income	—	—	1,110,968	—	—	—	1,110,968
Comprehensive income, net of tax	—	—	—	184,268	—	—	184,268
Dividends	—	—	(530,462)	—	—	—	(530,462)
Stock-based compensation	—	112,035	—	—	—	—	112,035
Vesting of stock-based compensation awards	610	—	—	—	—	—	—
Stock options exercised	1,668	129,957	—	—	—	—	129,957
Repurchase of common stock	—	—	—	—	(1,632)	(554,121)	(554,121)
Balance at May 31, 2021	189,071	1,516,202	7,877,015	30,888	(85,010)	(5,736,258)	3,687,847
Net income	—	—	1,235,757	—	—	—	1,235,757
Comprehensive income, net of tax	—	—	—	77,029	—	—	77,029
Dividends	—	—	(393,609)	—	—	—	(393,609)
Stock-based compensation	—	109,308	—	—	—	—	109,308
Vesting of stock-based compensation awards	528	—	—	—	—	—	—
Stock options exercised	1,239	146,407	—	—	(71)	(28,670)	117,737
Repurchase of common stock	—	—	—	—	(4,046)	(1,525,873)	(1,525,873)
Balance at May 31, 2022	190,838	$1,771,917	$8,719,163	$107,917	(89,127)	$(7,290,801)	$3,308,196

See accompanying notes.

Consolidated Statements of Cash Flows	Fiscal Years Ended May 31,
(In thousands)	2022	2021	2020
Cash flows from operating activities:
Net income	$1,235,757	$1,110,968	$876,037
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	249,376	243,836	235,905
Amortization of intangible assets and capitalized contract costs	150,325	144,115	143,148
Stock-based compensation	109,308	112,035	115,435
Gain on equity method investment transaction	(30,151)	—	—
Net gain on sale of operating assets	(12,129)	(22,030)	—
Long-lived asset impairment	—	5,114	9,220
Deferred income taxes	52,110	(42,242)	(16,252)
Change in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(100,392)	(32,576)	39,681
Inventories, net	16,194	(75,501)	(74,773)
Uniforms and other rental items in service	(111,332)	(35,659)	12,773
Prepaid expenses and other current assets and capitalized contract costs	(28,581)	(102,600)	(110,248)
Accounts payable	22,697	(2,604)	2,629
Accrued compensation and related liabilities	(3,625)	113,769	(26,476)
Accrued liabilities and other	(9,241)	(6,735)	49,906
Income taxes, current	(2,691)	(49,150)	34,498
Net cash provided by operating activities	1,537,625	1,360,740	1,291,483

Cash flows from investing activities:
Capital expenditures	(240,672)	(143,470)	(230,289)
Purchase of investments	(6,076)	(4,299)	(10,031)
Proceeds from sale of operating assets, net of cash disposed	15,347	31,705	13,300
Acquisitions of businesses, net of cash acquired	(164,228)	(10,038)	(53,720)
Other, net	(7,006)	(11,113)	(4,658)
Net cash used in investing activities	(402,635)	(137,215)	(285,398)

Cash flows from financing activities:
Issuance (payments) of commercial paper, net	261,200	—	(112,500)
Proceeds from issuance of debt	1,190,506	—	—
Repayment of debt	(1,200,000)	—	(200,000)
Proceeds from exercise of stock-based compensation awards	117,737	129,957	90,519
Dividends paid	(375,119)	(451,327)	(267,956)
Repurchase of common stock	(1,525,873)	(554,121)	(464,518)
Other, net	(6,394)	(4,377)	(752)
Net cash used in financing activities	(1,537,943)	(879,868)	(955,207)
Effect of exchange rate changes on cash and cash equivalents	(216)	4,581	(2,121)
Net (decrease) increase in cash and cash equivalents	(403,169)	348,238	48,757
Cash and cash equivalents at beginning of year	493,640	145,402	96,645
Cash and cash equivalents at end of year	$90,471	$493,640	$145,402

See accompanying notes.

Notes to Consolidated Financial Statements

Note 1.  Significant Accounting Policies
Business description.  Cintas Corporation (collectively, with its majority-owned subsidiaries and any entities over which it has control, Cintas, Company, we, us or our) helps more than one million businesses of all types and sizes, primarily in the United States (U.S.), as well as Canada and Latin America, get READY™ to open their doors with confidence every day by providing a wide range of products and services that enhance our customers’ image and help keep their facilities and employees clean, safe and looking their best. With products and services including uniforms, mats, mops, restroom supplies, first aid and safety products, fire extinguishers and testing, and safety training, Cintas helps customers get Ready for the Workday®.

Cintas’ reportable operating segments are the Uniform Rental and Facility Services operating segment and the First Aid and Safety Services operating segment. The Uniform Rental and Facility Services reportable operating segment, consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items. In addition to these rental items, restroom cleaning services and supplies and the sale of items from our catalogs to our customers on route are included within this reportable operating segment. The First Aid and Safety Services reportable operating segment consists of first aid and safety products and services. The remainder of Cintas’ operating segments, which consists of the Fire Protection Services operating segment and the Uniform Direct Sale operating segment, are included in All Other. Cintas evaluates operating segment performance based on revenue and income before income taxes. Revenue and income before income taxes the reportable operating segments for the years ended May 31, 2022, 2021 and 2020 are presented in Note 15 entitled Operating Segment Information. The Company regularly reviews its operating segments for reporting purposes based on the information its chief operating decision maker regularly reviews for purposes of allocating resources and assessing performance and makes changes when appropriate.

We have operations throughout the U.S. and Canada and participate in a global supply chain. Since fiscal 2020, the existence of the novel strain of coronavirus (COVID-19) pandemic, the fear associated with the COVID-19 pandemic and the reactions of governments around the world in response to the COVID-19 pandemic to regulate the flow of labor and products and impede the business of our customers, impacted our ability to conduct normal business operations, which had an adverse effect on our business. Many of Cintas' customers were also impacted by the COVID-19 pandemic, and we saw an impact on some customer's ability to pay timely. While there was minimal disruption to our supply chain, Cintas did increase inventory, primarily personal protective equipment and facility services inventory, in response to the customer needs and demand associated with the safety and cleanliness requirements of COVID-19. The increase in inventory resulted in additional inventory reserves during fiscal 2022 and fiscal 2021. The roll out of the COVID-19 vaccines and gradual lifting of COVID-19 restrictions had a positive impact on our business during fiscal 2022. The impact of the on-going COVID-19 pandemic is fluid and continues to evolve, and therefore, we cannot predict the extent to which our business, consolidated results of operations, consolidated financial condition or liquidity will ultimately be impacted.

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

Cost of other.  Cost of other consists primarily of cost of goods sold (predominantly first aid and safety products, uniforms and fire protection products), delivery expenses and distribution expenses in the First Aid and Safety Services reportable operating segment and All Other. Cost of other includes inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, service costs and other costs of distribution.

Selling and administrative expenses.  Selling and administrative expenses consist primarily of sales labor and commissions, management and administrative labor, payroll taxes, medical expense, insurance expense, legal and professional costs and amortization of finite-lived intangible assets and capitalized contract costs. As a result of the adverse impact that the COVID-19 pandemic, Cintas recorded a total of $24.5 million in employee termination costs at the onset of the COVID-19 pandemic in fiscal 2020, of which $20.2 million was recorded in the Uniform Rental and Facility Services reportable operating segment. The amount of employee termination benefits paid during the fiscal year ended May 31, 2021 and 2020 was $10.2 million and $14.3 million, respectively. Cintas did not record employee termination costs during fiscal 2022 or 2021.

Cash and cash equivalents.  Cintas considers all highly liquid domestic investments with a maturity of three months or less, at date of purchase, to be cash equivalents. At both May 31, 2022 and 2021, cash and cash equivalents includes $31.8 million of restricted cash used as collateral associated with our insurance reserve.

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

Inventories, net.   Inventories are valued at the lower of cost (first-in, first-out) or net realizable value. Inventory is comprised of the following amounts at May 31:

(In thousands)	2022	2021

Raw materials	$19,071	$15,109
Work in process	34,280	37,664
Finished goods	418,799	429,024
	$472,150	$481,797
Inventories are recorded net of reserves for obsolete inventory (excess and slow-moving) of $100.3 million and $111.0 million at May 31, 2022 and 2021, respectively. The inventory obsolescence reserve is determined by specific identification, as well as an estimate based on Cintas' historical rates of obsolescence. The disruption created by the COVID-19 pandemic beginning in the fourth quarter of fiscal 2020 resulted in larger quantities of inventory on hand as of May 31, 2022 and 2021. As of May 31, 2022 and 2021, our Uniform Rental and Facility Services and First Aid and Safety reportable operating segments held an excess amount of personal protective equipment inventory on hand. The excess inventory, determined through specific identification, resulted in a specific reserve of $28.5 million and $43.6 million as of May 31, 2022 and 2021, respectively. Obsolete inventory reserves are recorded in selling and administrative expenses on the consolidated statements of income. The judgment applied to record the obsolete inventory reserve as of May 31, 2022 and 2021, beyond our historical policy was deemed to be reasonable and supportable based on the data available as of the consolidated balance sheet dates.

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

When events or circumstances indicate that the carrying amount of long-lived assets may not be recoverable, the estimated undiscounted future cash flows are compared to the carrying amount of the assets. If the estimated undiscounted future cash flows are less than the carrying amount of the assets, an impairment loss is recorded based on the excess of the carrying amount of the assets over their respective fair values. Fair value is generally determined by discounted cash flows, prices of similar assets or third-party real estate valuations, as appropriate. In fiscal 2020, as a result of certain activities to eliminate excess capacity and reduce our cost structure in response to the onset of the COVID-19 pandemic, an indicator of impairment was identified. Cintas recognized an impairment loss of $9.2 million in the Uniform Rental and Facility Services reportable operating segment during the year ended May 31, 2020. Based on its regular evaluation and the evolving impact of the COVID-19 pandemic, Cintas recognized a long-lived asset impairment loss of $5.1 million in the Uniform Direct Sale operating segment during the year ended May 31, 2021. The long-lived asset impairments in fiscal 2021 and 2020 were based on the excess of the carrying amount of asset over their respective fair values and were recorded within selling and administrative expenses on the consolidated statements of income. The undiscounted cash flows were estimated, using Level 2 inputs based on both the cost and market approaches, at the lowest discernible level of cash flows, which is at the location level. Cintas did not identify any indicators of impairment for the fiscal year ended May 31, 2022.

Goodwill.  Goodwill, obtained through acquisitions of businesses, is valued at cost less any impairment. Cintas completes an annual impairment test, that includes an assessment of quantitative and qualitative factors including, but not limited to, macroeconomic conditions, industry and market conditions and entity specific factors such as strategies and financial performance. We test for goodwill impairment at the reporting unit level. Cintas has identified four reporting units for purposes of evaluating goodwill impairment: Uniform Rental and Facility Services, First Aid and Safety Services and two reporting units within All Other. Based on the results of the annual impairment tests, Cintas was not required to recognize an impairment of goodwill for the fiscal years ended May 31, 2022, 2021 or 2020. Cintas will continue to perform impairment tests as of March 1 in future years and when indicators of impairment exist.

Service contracts and other assets.  Service contracts and other assets, which consist primarily of capitalized contract costs and noncompete and consulting agreements obtained through acquisitions of businesses, are generally amortized by use of the straight-line method, or an accelerated method that represents the estimated economic benefit, over the estimated lives of the agreements, which are generally 5 to 15 years. Certain noncompete agreements, as well as all service contracts, require that a valuation be determined using a discounted cash flow model. The assumptions and judgments used in these models involve estimates of cash flows and discount rates, among other factors. Because of the assumptions used to value these intangible assets, actual results over time could vary from original estimates. Impairment of service contracts and other assets is accomplished through specific identification. No impairment has been recognized by Cintas for the fiscal years ended May 31, 2022, 2021 and 2020.

Business acquisitions. The Company allocates the purchase price of its acquisitions to the assets acquired and liabilities assumed based upon their respective fair values at the acquisition date. The excess of the acquisition price over the estimated fair value of the net assets acquired is recorded as goodwill. Goodwill is adjusted for any changes to acquisition date fair value amounts made within the measurement period. Acquisition-related transaction costs are recognized separately from the business combinations and expensed as incurred.

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

Accrued liabilities.  Current accrued liabilities are recorded when it is probable that a liability has occurred and the amount of the liability can be reasonably estimated. Current accrued liabilities consist of the following at May 31:

(In thousands)	2022	2021

Insurance reserve	163,958	$156,447
Employee benefit related liabilities	146,237	129,348
Dividends	97,525	79,135
Accrued interest	15,448	24,420
Other	165,780	129,560
	$588,948	$518,910
Long-term accrued liabilities consist primarily of retirement obligations, which are described in more detail in Note 11 entitled Employee Benefit Plans, interest rate lock agreements, which are described in more detail in Note 7 entitled Debt and Derivatives, reserves associated with unrecognized tax benefits, which are described in more detail in Note 9 entitled Income Taxes and environmental obligations, which are further described below.

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

Pension plans. The Company assumed G&K's noncontributory, defined benefit pension plan (the Pension Plan) covering substantially all employees who were employed as of July 1, 2005, except certain employees who are covered by union-administered plans. Benefits are based on the number of years of service and each employee's compensation near retirement. G&K froze the Pension Plan effective December 31, 2006. Future growth in benefits will not occur after this date. The Company's funding policy provides for contributions of an amount between the minimum required and maximum amount that can be deducted for federal income tax purposes. The funded status is measured as the difference between the fair value of plan assets and the benefit obligation at May 31, the measurement date. The benefit obligation is the projected benefit obligation (PBO). The PBO represents the actuarial present value of benefits expected to be paid upon retirement based on estimated future compensation levels. The measurement of the PBO is based on the Company’s estimates and actuarial valuations. The fair value of plan assets represents the current market value of assets held by an irrevocable trust fund for the sole benefit of participants. These valuations reflect the terms of the Pension Plan and use participant-specific information such as compensation, age and years of service, as well as certain assumptions that require significant judgment, including estimates of discount rates, expected return on plan assets, rate of compensation increases, interest crediting rates and mortality rates. We recognize, as of a measurement date, any unrecognized actuarial net gains or losses that exceed ten percent of the larger of the projected benefit obligations or the plan assets, defined as the "corridor." Amounts outside the corridor are amortized over the plan participants' life expectancy. We determine the expected return on assets using the fair value of plan assets. See Note 11 entitled Employee Benefit Plans.

Stock-based compensation.  Compensation expense is recognized for all share-based payments to employees, including stock options and restricted stock awards, in the consolidated statements of income based on the fair value of the awards that are granted. The fair value of stock options is estimated at the date of grant using the Black-Scholes option-pricing model. Generally, measured compensation cost, net of actual forfeitures, is recognized on a straight-line basis over the vesting period of the related share-based compensation award. See Note 13 entitled Stock-Based Compensation.

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

The Company, the Board of Directors, Scott Farmer (Executive Chairman) and the Investment Policy Committee are defendants in a purported class action, filed on December 13, 2019, pending in the U.S. District Court for the Southern District of Ohio alleging violations of The Employee Retirement Income Security Act of 1974 (ERISA). The lawsuit asserts that the defendants improperly managed the costs of the employee retirement plan, breached their fiduciary duties in failing to investigate and select lower cost alternative funds and failed to monitor and control the employee retirement plan’s recordkeeping costs. The defendants deny liability and a legal contingency is neither probable or estimable at May 31, 2022 or 2021.

Fair value measurements. Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk. It also establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs.

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
In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Cintas' assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers between levels for the years ended May 31, 2022 or 2021. The carrying value of accounts receivable and accounts payable, and other current assets and liabilities, approximate fair value because of the short-term maturity of those instruments.

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

Cintas' non-financial assets and liabilities not permitted or required to be measured at fair value on a recurring basis primarily relate to assets revalued in an impairment analysis and to assets and liabilities acquired in a business acquisition unless otherwise noted in Note 3 entitled Fair Value Disclosures. Cintas is required to provide additional disclosures about fair value measurements as part of the consolidated financial statements for each major category of assets and liabilities measured at fair value on a non-recurring basis (including business acquisitions). In general, non-recurring fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities, which generally are not applicable to non-financial assets and liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as definitive sales agreements, appraisals or established market values of comparable assets. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability and include situations where there is little, if any, market activity for the asset or liability, such as internal estimates of future cash flows and company specific discount rates. See Note 10 entitled Acquisitions for additional information.

New accounting pronouncements. In December 2019, the FASB issued Accounting Standards Update (ASU) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 is part of the FASB’s overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. ASU 2019-12 removes certain exceptions to the general principles of ASC 740, Income Taxes (ASC 740), in order to reduce the cost and complexity of its application in the areas of intraperiod tax allocation, deferred tax liabilities related to outside basis differences, year-to-date losses in interim periods and other areas within ASC 740. The Company adopted ASU 2019-12 on June 1, 2021. The adoption of ASU 2019-12 did not have a material impact on the Company’s consolidated financial statements currently but may in future periods.

No other new accounting pronouncement recently issued or newly effective had or is expected to have a material impact on the consolidated financial statements.

Note 2.  Revenue Recognition
The following table presents Cintas' total revenue disaggregated by operating segment for the fiscal years ended May 31:

(In thousands)	2022		2021		2020

Uniform Rental and Facility Services	$6,226,980	79.3%	$5,689,632	80.0%	$5,643,494	79.6%
First Aid and Safety Services	832,458	10.6%	784,291	11.0%	708,569	10.0%
Fire Protection Services	527,517	6.7%	446,441	6.3%	422,688	6.0%
Uniform Direct Sales	267,504	3.4%	195,976	2.7%	310,369	4.4%
Total revenue	$7,854,459	100.0%	$7,116,340	100.0%	$7,085,120	100.0%

Fire Protection Services and Uniform Direct Sales operating segments are included within All Other as disclosed in Note 15 entitled Operating Segment Information.

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

Revenue recorded is presented net of sales and other taxes we collect on behalf of governmental authorities. Shipping and handling costs charged to customers are treated as fulfillment activities and are recorded in both revenue and cost of sales at the time control is transferred to the customer. Certain of our customer contracts include pricing terms and conditions that include components of variable consideration. The variable consideration is typically in the form of consideration paid to a customer based on performance metrics specified within the contract. Specifically, some contracts contain discounts or rebates that the customer can earn through the achievement of specified volume levels. Each component of variable consideration is earned based on the Company's actual performance during the measurement period specified within the contract. To determine the transaction price, the Company estimates the variable consideration using the most likely amount method, based on the specific contract provisions and known performance results during the relevant measurement period. When determining if variable consideration should be constrained, the Company considers whether factors outside its control could result in a significant reversal of revenue. In making these assessments, the Company considers the likelihood and magnitude of a potential reversal. The Company's performance period generally corresponds with the monthly invoice period. No constraints on our revenue recognition were applied during the fiscal years ended May 31, 2022, 2021 or 2020. The Company reassesses these estimates during each reporting period. Cintas maintains a liability for these discounts and rebates within accrued liabilities on the consolidated balance sheets. Variable consideration also includes consideration paid to a customer at the beginning of a contract. Cintas capitalizes this consideration and amortizes it over the life of the contract as a reduction to revenue in accordance with ASC 606, Revenue from Contracts with Customers (ASC 606). These assets are included in other current assets and in other assets, net on the consolidated balance sheets.

We are exposed to credit losses primarily through our trade receivables. We determine the allowance for credit losses using both an estimate, based on historical rates of collections and reserves for specific accounts identified as uncollectible. The portion of the allowance that is an estimate based on Cintas' historical rates of collections is recorded for overdue amounts, beginning with a nominal percentage when the account is current and increasing substantially as the account ages. The amount provided as the account ages will differ slightly between the Uniform Rental and Facility Services reportable operating segment, the First Aid and Safety Services reportable operating segment and All Other because of differences in customers served and the nature of each operating segment. We update our estimate of credit loss reserves quarterly, considering recent write-offs and collections information and underlying economic expectations.

Costs to Obtain a Contract
The Company capitalizes commission expenses paid to our employee-partners when the commissions are deemed to be incremental for obtaining the route servicing customer contract. As permitted by ASC 606, the Company has elected to apply the guidance to a portfolio of contracts (or performance obligations) with similar characteristics because the Company reasonably expects that the effects on the consolidated financial statements of applying this guidance to the portfolio would not differ materially from applying this guidance to the individual contracts within the portfolio. The Company also continues to expense certain costs to obtain a contract if those costs do not meet the criteria of the new standard or the amortization period of the asset would have been one year or less. The deferred commissions are amortized on a straight-line basis over the expected period of benefit. We review the deferred commission balances for impairment on an ongoing basis. Deferred commissions are classified as current or noncurrent based on the timing of when we expect to recognize the expense. The current portion is included in prepaid expenses and other current assets and the noncurrent portion is included in other assets, net on the Company's consolidated balance sheets. As of May 31, 2022, the current and noncurrent assets related to deferred commissions totaled $83.7 million and $232.2 million, respectively. As of May 31, 2021, the current and noncurrent assets related to deferred commissions totaled $79.4 million and $227.1 million, respectively. We recorded amortization expense related to deferred commissions of $87.4 million, $83.1 million and $77.8 million during the fiscal years ended May 31, 2022, 2021 and 2020, respectively. These expenses are classified in selling and administrative expenses on the consolidated statements of income.

Note 3.  Fair Value Disclosures
All financial instruments that are measured at fair value on a recurring basis (at least annually) have been classified within the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the consolidated balance sheet date. These financial instruments measured at fair value on a recurring basis are summarized below:

	As of May 31, 2022
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$90,471	$—	$—	$90,471
Other assets, net:
Interest rate lock agreements	—	56,877	—	56,877
Total assets at fair value	$90,471	$56,877	$—	$147,348

	As of May 31, 2021
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$493,640	$—	$—	$493,640
Other assets, net:
Interest rate lock agreements	—	40,400	—	40,400
Total assets at fair value	$493,640	$40,400	$—	$534,040

Long-term accrued liabilities:
Interest rate lock agreements	$—	$61,567	$—	$61,567
Total liabilities at fair value	$—	$61,567	$—	$61,567

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

Note 4.  Property and Equipment
Cintas' property and equipment is summarized as follows at May 31:

(In thousands)	2022	2021

Land	$191,878	$190,711
Buildings and improvements	699,430	698,094
Equipment	2,548,796	2,409,785
Leasehold improvements	43,426	38,320
Construction in progress	52,062	36,749
	3,535,592	3,373,659
Accumulated depreciation	(2,211,919)	(2,055,221)
Property and equipment, net	$1,323,673	$1,318,438

Cintas capitalizes certain expenditures for software that are purchased or internally developed for use in business. Included in equipment at May 31, 2022 and 2021, were $293.9 million and $283.8 million, respectively, of internal use software. Amortization of internal use software begins when the software is ready for service and continues on the straight-line method over the estimated useful life, generally 10 years. Accumulated amortization related to internal use software was $177.6 million and $154.1 million at May 31, 2022 and 2021, respectively. We recorded amortization expense related to internal use software of $23.5 million, $22.3 million and $21.5 million for the fiscal years ended May 31, 2022, 2021 and 2020, respectively. These expenses are classified in selling and administrative expenses on the consolidated statements of income.

Note 5.  Investments
Cintas' investments are summarized as follows at May 31:

(In thousands)	2022	2021

Cash surrender value of insurance policies	$237,136	$252,061
Equity method investments	3,574	19,388
Cost method investments	2,163	3,167
Total investments	$242,873	$274,616

Investments are generally evaluated for impairment on an annual basis or when indicators of impairment exist. For fiscal years 2022, 2021 and 2020, no impairment losses were recorded.

During fiscal 2022, Cintas acquired the remaining interest of an equity method investment, and as a result, such investment is no longer accounted for as an equity method investment at May 31, 2022, and is no longer included in the table above. See Note 10 entitled Acquisitions for more information.

Note 6.  Goodwill, Service Contracts and Other Assets
Changes in the carrying amount of goodwill and service contracts by reportable operating segment and All Other, are presented in the following tables:

Goodwill (In thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Total

Balance at June 1, 2020	$2,513,041	$243,266	$113,713	$2,870,020
Goodwill acquired	1,568	2,545	3,161	7,274
Foreign currency translation	32,901	2,760	114	35,775
Balance at May 31, 2021	2,547,510	248,571	116,988	2,913,069
Goodwill acquired	99,826	38,281	5,162	143,269
Foreign currency translation	(12,237)	(1,083)	(42)	(13,362)
Balance at May 31, 2022	$2,635,099	$285,769	$122,108	$3,042,976

Service Contracts (In thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Total

Balance at June 1, 2020	$407,611	$19,805	$24,113	$451,529
Service contracts acquired	2,369	2,132	1,736	6,237
Service contracts amortization	(49,016)	(3,912)	(4,839)	(57,767)
Foreign currency translation	8,177	269	—	8,446
Balance at May 31, 2021	369,141	18,294	21,010	408,445
Service contracts acquired	32,695	10,384	1,659	44,738
Service contracts amortization	(49,152)	(4,392)	(4,809)	(58,353)
Foreign currency translation	(3,050)	(142)	—	(3,192)
Balance at May 31, 2022	$349,634	$24,144	$17,860	$391,638

Information regarding Cintas' service contracts and other assets is as follows as of May 31:

	2022			2021
(In thousands)	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net

Service contracts	$1,001,311	$609,673	$391,638	$961,942	$553,497	$408,445

Capitalized contract costs (1)	$551,582	$319,358	$232,224	$459,079	$231,940	$227,139
Noncompete and consulting agreements	50,637	43,775	6,862	44,683	42,408	2,275
Other	125,941	20,917	105,024	105,371	24,371	81,000
Other assets	$728,160	$384,050	$344,110	$609,133	$298,719	$310,414
(1) The current portion of capitalized contract costs, included in prepaid expenses and other current assets on the consolidated balance sheets as of May 31, 2022 and 2021, is $83.7 million and $79.4 million, respectively.

Amortization expense for service contracts and other assets was $148.4 million, $141.9 million and $140.8 million for the fiscal years ended May 31, 2022, 2021 and 2020, respectively. At May 31, 2022, the weighted average amortization period for service contracts, capitalized contract costs, noncompete and consulting agreements and other was 13 years, 7 years, 5 years and 10 years, respectively. As of May 31, 2022, the estimated future amortization expense for service contracts and other assets, excluding any future acquisitions and commissions to be earned, is as follows:

Fiscal Year (In thousands)
2023	$139,037
2024	126,603
2025	112,032
2026	93,662
2027	75,033
Thereafter	172,245
Total future amortization expense	$718,612

Note 7.  Debt and Derivatives
Cintas' outstanding debt is summarized as follows at May 31:

(In thousands)	Interest Rate		Fiscal Year Issued	Fiscal Year Maturity	2022	2021

Debt due within one year
Commercial paper	1.20%	(1)	2022	2023	$261,200	$—
Senior notes (2)	2.78%		2013	2023	50,380	—
Senior notes	4.30%		2012	2022	—	250,000
Senior notes	2.90%		2017	2022	—	650,000
Debt issuance costs					(6)	(930)
Total debt due within one year					$311,574	$899,070

Debt due after one year
Senior notes	3.25%		2013	2023	$—	$300,000
Senior notes (2)	2.78%		2013	2023	—	50,815
Senior notes (3)	3.11%		2015	2025	50,965	51,301
Senior notes	3.45%		2022	2025	400,000	—
Senior notes	3.70%		2017	2027	1,000,000	1,000,000
Senior notes	4.00%		2022	2032	800,000	—
Senior notes	6.15%		2007	2037	250,000	250,000
Debt issuance costs					(17,033)	(9,283)
Total debt due after one year					$2,483,932	$1,642,833
(1)    Variable rate debt instrument. The rate presented is the variable rate at May 31, 2022.
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
The average interest rate for all Cintas debt at May 31, 2022 was 3.7%, with maturity dates through fiscal year 2037. Cintas' senior notes, excluding the G&K senior notes assumed with the acquisition of G&K in fiscal 2017, are recorded at cost, net of debt issuance costs. The fair value of the long-term debt is estimated using Level 2 inputs based on general market prices. The carrying value and fair value of Cintas' debt as of May 31, 2022 were $2,811.2 million and $2,862.2 million, respectively, and as of May 31, 2021 were $2,550.0 million and $2,788.8 million, respectively.
On June 1, 2021, in accordance with the terms of the notes, Cintas paid the $250.0 million aggregate principal amount outstanding of its 4.30%, 10-year senior notes that matured on that date with cash on hand. On April 1, 2022, in accordance with the terms of the notes, Cintas paid the $650.0 million aggregate principal amount outstanding of its 2.90%, 5-year senior notes that matured on that date with proceeds from short-term borrowings. On May 1, 2022, Cintas redeemed at par value the $300.0 million aggregate principal amount outstanding of its 3.25%, 10-year senior notes 30 days in advance of the maturation date with proceeds from short-term borrowings. On May 3, 2022, Cintas issued $400.0 million aggregate principal amount of senior notes that bear an interest rate of 3.45% and mature on May 1, 2025. On May 3, 2022, Cintas also issued $800.0 million aggregate principal amount of senior notes that bear an interest rate of 4.00% and mature on May 1, 2032. The net proceeds from these issuances were utilized for general business purposes, including reducing Cintas’ short-term borrowings.
Letters of credit outstanding were $106.7 million and $120.6 million at May 31, 2022 and 2021, respectively. Maturities of debt during each of the next five years are $311.2 million, $0.0 million, $450.0 million, $0.0 million and $1,000.0 million, respectively.

Interest paid was $97.8 million, $98.3 million and $105.5 million for the fiscal years ended May 31, 2022, 2021 and 2020, respectively.

The credit agreement that supports our commercial paper program was amended and restated on March 23, 2022. The amendment increased the capacity of the revolving credit facility from $1.0 billion to $2.0 billion. The credit agreement has an accordion feature that provides Cintas the ability to request increases to the borrowing commitments under the revolving credit facility of up to $500.0 million in the aggregate, subject to customary conditions. The maturity date of the revolving credit facility is March 23, 2027. As of May 31, 2022, there was $261.2 million of commercial paper outstanding with a weighted average interest rate of 1.20% and maturity dates less than 120 days and no borrowings on our revolving credit facility. During the fiscal year ended May 31, 2022, Cintas issued a net total of $261.2 million of commercial paper. As of May 31, 2021, there was no commercial paper outstanding and no borrowings on our revolving credit facility. There was no commercial paper outstanding during fiscal 2021. The fair value of the commercial paper, which approximates carrying value, is estimated using level 2 inputs based on general market prices and interest rates. Subsequent to May 31, 2022, in June 2022, Cintas borrowed $125.0 million under the revolving credit facility to fund short-term operating needs and repaid the amount later in June 2022.

Cintas uses interest rate locks to manage its overall interest expense as interest rate locks effectively change the interest rate of specific debt issuances. The interest rate locks are entered into to protect against unfavorable movements in the benchmark treasury rate related to forecasted debt issuances. Cintas used interest rate locks, which represent cash flow hedges, to hedge against movements in the treasury rates at the time Cintas issued its senior notes in fiscal 2007, fiscal 2012, fiscal 2013, fiscal 2017 and fiscal 2022. The amortization of the interest rate locks resulted in a decrease to other comprehensive income (loss) of $2.1 million, $1.4 million and $1.4 million in the fiscal years ended May 31, 2022, 2021 and 2020, respectively.

During fiscal 2022, fiscal 2020 and fiscal 2019, Cintas entered into interest rate lock agreements for forecasted debt issuances. The aggregate notional value of outstanding cash flow hedges was $500.0 million and $1.2 billion at May 31, 2022 and 2021, respectively. The fair values of the outstanding interest rate locks, for forecasted debt issuances, are summarized as follows at May 31:

	2022	2021
Fiscal Year of Issuance (in thousands)	Other assets, net	Other assets, net	Long-term accrued liabilities

2022	$18,331	$—	$—
2020	$38,546	$40,400	$—
2019	$—	$—	$61,657
The interest rate locks are also recorded in other comprehensive income (loss), net of tax. In conjunction with the issuance of long-term debt in fiscal 2022, Cintas settled interest rate lock agreements, which were in an asset position of $58.9 million at the date of settlement, with the cash received recorded within operating cash flows, in accordance with Company's accounting policy. The balance recorded in other comprehensive income (loss) will be amortized as a reduction to interest expense beginning in the fourth quarter of fiscal 2022 through the remaining life of the debt. The interest rate locks had no impact on net income or cash flows from continuing operations for the fiscal years ended May 31, 2021 or 2020.

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

Operating lease costs, including short-term lease expense and variable lease costs, which were immaterial in each period, were $74.5 million, $71.0 million and $70.4 million for the fiscal years ended May 31, 2022, 2021 and 2020, respectively.

The following table provides supplemental information related to the Company's consolidated statements of cash flows for the fiscal years ended May 31:

(In thousands)	2022	2021

Cash paid for amounts included in the measurement of operating lease liabilities	$49,579	$49,345
Operating lease right-of-use assets obtained in exchange for new and renewed operating lease liabilities	$26,862	$51,850
Operating lease right-of-use assets acquired in business combinations	$17,734	$—

Other information related to the operating lease right-of-use assets, net and operating lease liabilities was as follows at May 31:

	2022	2021

Weighted-average remaining lease term - operating leases	5.40 years	5.33 years
Weighted-average discount rate - operating leases	2.20%	2.32%

The contractual future minimum lease payments of Cintas' operating lease liabilities by fiscal year are as follows as of May 31, 2022:

(In thousands)

2023	$47,099
2024	37,499
2025	29,147
2026	22,673
2027	15,701
Thereafter	31,498
Total payments	183,617
Less interest	(10,681)
Total present value of lease payments	$172,936

Note 9.  Income Taxes
Income before income taxes for continuing operations consists of the following components for the fiscal years ended May 31:

(In thousands)	2022	2021	2020

U.S. operations	$1,445,719	$1,221,690	$1,035,902
Foreign operations	53,049	66,059	22,389
	$1,498,768	$1,287,749	$1,058,291
Income tax expense (benefit) for continuing operations consists of the following components for the fiscal years ended May 31:

(In thousands)	2022	2021	2020

Current:
Federal	$162,269	$164,104	$153,736
State and local	32,431	42,340	34,502
Foreign	16,676	12,417	6,985
	211,376	218,861	195,223
Deferred	51,635	(42,080)	(13,292)
	$263,011	$176,781	$181,931

Reconciliation of income tax expense for continuing operations using the statutory rate and actual income tax expense is as follows for the fiscal years ended May 31:

(In thousands)	2022	2021	2020

Income taxes at the U.S. federal statutory rate	$314,741	$270,427	$222,258
Permanent differences (1)	(85,413)	(101,870)	(67,075)
State and local income taxes, net of federal benefit	33,547	27,304	25,294
Capital loss carryback	—	(14,072)	—
Other	136	(5,008)	1,454
	$263,011	$176,781	$181,931
(1)    Primarily consists of the excess tax benefits related to stock-based compensation.

The components of deferred income taxes included on the consolidated balance sheets are as follows at May 31:

(In thousands)	2022	2021

Deferred tax assets:
Reserves related to accounts receivable	$10,928	$10,292
Inventory obsolescence	28,020	30,617
Insurance reserves	45,237	45,802
Stock-based compensation	62,522	74,898
Operating lease liabilities	43,745	44,530
Deferred compensation and other	92,250	114,553
	282,702	320,692
Valuation allowance	—	(2,037)
	282,702	318,655
Deferred tax liabilities:
Uniform and other rental items in service	226,510	202,846
Property and equipment	171,819	167,622
Service contracts and other intangible assets	199,256	207,834
Treasury locks	31,566	—
Capitalized contract costs	81,314	79,356
Operating lease right-of-use assets	43,745	44,530
State taxes and other	2,269	3,114
	756,479	705,302
Net deferred tax liability	$473,777	$386,647
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

The progression of the valuation allowance is as follows at May 31:

(In thousands)	2022	2021

Balance at beginning of year	$(2,037)	$(6,411)
Subtractions	2,037	4,374
Balance at end of year	$—	$(2,037)
Income taxes paid were $208.5 million, $245.5 million and $160.3 million for the fiscal years ended May 31, 2022, 2021 and 2020, respectively.

As of May 31, 2022 and 2021, there was $30.8 million and $34.2 million, respectively, in total unrecognized tax benefits, which, if recognized, would favorably impact Cintas' effective tax rate. Cintas recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense in the consolidated statements of income, which is consistent with the recognition of these items in prior reporting periods. The total amount accrued for interest and penalties as of May 31, 2022 and 2021, was $4.0 million and $4.2 million, respectively. Cintas records this tax liability in long-term accrued liabilities on the consolidated balance sheets.

A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits (exclusive of interest and penalties) is as follows:

(In thousands)

Balance at June 1, 2020	$44,670
Additions for tax positions of the current year	4,728
Additions for tax positions of prior years	2,726
Settlements	(5,593)
Statute expirations	(4,074)
Balance at May 31, 2021	42,457
Additions for tax positions of the current year	5,558
Additions for tax positions of prior years	3,093
Settlements	(7,352)
Statute expirations	(6,182)
Balance at May 31, 2022	$37,574

The majority of Cintas' operations are in North America. Cintas is required to file U.S. federal income tax returns, as well as state income tax returns in a majority of the domestic states and also in certain Canadian provinces. At times, Cintas is subject to audits in these jurisdictions. The audits, by nature, are sometimes complex and can require several years to resolve. The final resolution of any such tax audit could result in either a reduction in Cintas' accruals or an increase in its income tax expense, either of which could have an impact on the consolidated results of operation in any given period.

All U.S. federal income tax returns are closed to audit through fiscal 2018. Cintas is currently in various audits in certain foreign jurisdictions and certain domestic states. The years under foreign and domestic state audits cover fiscal years back to 2014. Based on the status and resolution of the various audits and other potential regulatory developments, it is expected that the balance of unrecognized tax benefits will not materially change for the fiscal year ending May 31, 2023.

Foreign Withholding Tax
The Company asserts that all foreign earnings will be indefinitely reinvested, with the exception of certain foreign investments in which earnings and cash generation are in excess of local needs. With the passage of the Tax Cuts and Jobs Act in the U.S., dividends of earnings from non-U.S. operations are generally no longer subject to U.S. income tax. Cintas continues to analyze the estimated impact of the non-U.S. income and withholding tax liabilities based on the source of these earnings, as well as the expected means through which those earnings may be taxed; however, the unrecorded tax is not material to the consolidated financial statements.

Note 10 - Acquisitions
On December 10, 2021, Cintas acquired the remaining interest of an equity method investment. The acquisition will operate as a component of Cintas' supply chain within the Uniform Rental and Facility Services reportable operating segment. The cash consideration transferred to acquire the remaining interest of the equity method investment was $48.0 million, net of cash acquired of $1.7 million. Under applicable accounting guidance, the Company was required to record its historical equity method investment at fair value ($43.5 million), resulting in a gain of $30.2 million, which is recorded as a reduction in selling and administrative expenses, within the Uniform Rental and Facility Services reportable operating segment, in the fiscal year ended May 31, 2022. The fair value of the historical equity method investment was determined using a combination of a market and income approach (discounted cash flow analysis). The key assumptions and estimates utilized in these approaches included market data and market multiples, discount rates, as well as future levels of revenue growth and operating margins. The Company believes these assumptions and estimates are reasonable and based on the best information available at the valuation date.
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

Cintas is required to provide additional disclosures about fair value measurements as part of the consolidated condensed financial statements for each major category of assets and liabilities measured at fair value on a nonrecurring basis (including business combinations). The working capital assets and liabilities, as well as the property and equipment acquired, were valued using Level 2 inputs which included data points that are observable, such as definitive sales agreements, appraisals or established market values of comparable assets (market approach). Goodwill and separately identifiable intangible assets were valued using Level 3 inputs, which are unobservable by nature, and included internal estimates of future cash flows (income approach). The results of operations of the acquisition are included in Cintas' consolidated statements of income subsequent to the date of acquisition and are not material to the consolidated financial statements.

Other Acquisitions
The purchase price paid for each acquisition in the fiscal year ended May 31, 2022 has been allocated to the fair value of the assets acquired and liabilities assumed. Excluding the acquisition of the remaining interest in an equity method investment discussed above, during the fiscal year ended May 31, 2022, Cintas acquired three businesses included in the Uniform Rental and Facility Services reportable operating segment, ten businesses included in the First Aid and Safety Services reportable operating segment and seven businesses included in All Other. During the fiscal year ended May 31, 2021, Cintas acquired two business included in the Uniform Rental and Facility Services reportable operating segment, three businesses included in the First Aid and Safety Services reportable operating segment and five businesses included in All Other.

The following summarizes the aggregate purchase price and fair value allocations for all businesses acquired during the fiscal year ended May 31:

(In thousands)	2022	2021

Fair value of tangible assets acquired	$37,412	$609
Fair value of service contracts acquired	44,738	5,466
Fair value of other intangibles acquired	6,045	552
Fair value of operating lease right-of-use assets, net	16,882	—
Net goodwill recognized	144,105	8,352
Total fair value of assets acquired	249,182	14,979
Fair value of liabilities assumed	(23,720)	(4,941)
Fair value of operating lease liabilities	(17,734)	—
Total fair value of liabilities assumed	(41,454)	(4,941)
Total consideration for acquisitions, net of cash acquired	$207,728	$10,038

Note 11.  Employee Benefit Plans
Pension Plans
In conjunction with the acquisition of G&K in fiscal 2017, Cintas assumed the Pension Plan that covers substantially all legacy G&K employees who were employed as of July 1, 2005, except certain employees who were covered by union-administered plans. Benefits are based on the number of years of service and each employee’s compensation near retirement. We will make annual contributions to the Pension Plan consistent with federal funding requirements. The Pension Plan was frozen by G&K effective December 31, 2006. Future growth in benefits will not occur beyond this date. Applicable accounting standards require that the consolidated balance sheets reflect the funded status of the Pension Plan. The funded status of the Pension Plan is measured as the difference between the plan assets at fair value and the PBO. The PBO represents the actuarial present value of benefits expected to be paid upon retirement based on estimated future compensation levels. The measurement of the PBO is based on the Company’s estimates and actuarial valuations. Unrecognized differences between actual amounts and estimates based on actuarial assumptions are included in accumulated other comprehensive income (loss) on our consolidated balance sheets. The difference between actual amounts and estimates based on actuarial assumptions are recognized in other comprehensive income (loss), net of tax, in the period in which they occur. The estimated amortization from accumulated other comprehensive income (loss) into net periodic benefit cost during fiscal year 2023 is not material.

Obligations and Funded Status at May 31: (In thousands)	2022	2021

Change in benefit obligation:
Projected benefit obligation, beginning of year	$99,728	$105,357
Interest cost	2,148	2,050
Actuarial gain	(14,044)	(4,460)
Benefits paid	(3,286)	(3,219)
Projected benefit obligation, end of year	$84,546	$99,728

Change in plan assets:
Fair value of plan assets, beginning of year	$78,244	$68,341
Actual (loss) return on plan assets	(8,322)	9,509
Employer contributions	87	3,613
Benefits paid	(3,286)	(3,219)
Fair value of plan assets, end of year	$66,723	$78,244

Funded status-net amount recognized	$(17,823)	$(21,484)

The net pension liability of $17.8 million and $21.5 million was included in long-term accrued liabilities on the consolidated balance sheets as of May 31, 2022 and 2021, respectively. An unrecognized net actuarial loss of $2.9 million and $5.0 million related to the Pension Plan was included in "other" within the accumulated other comprehensive income (loss) on the consolidated balance sheets at May 31, 2022 and 2021, respectively.

The components of net periodic pension benefit are summarized as follows for the fiscal years ended May 31:

(In thousands)	2022	2021

Interest cost	$2,148	$2,050
Expected return on assets	(3,651)	(2,924)
Amortization of net loss	—	222
Net periodic pension benefit	$(1,503)	$(652)

Assumptions
The following weighted average assumptions were used to determine benefit obligations for the Pension Plan for the fiscal years ended May 31:

	2022	2021
Discount rate	4.11%	2.83%

The following weighted average assumptions were used to determine net periodic pension benefit for the Pension Plan for the fiscal years ended May 31:

	2022	2021
Discount rate	2.83%	2.54%
Expected return on plan assets	4.80%	4.25%

Plan Assets
The asset allocations in the Pension Plan are as follows at May 31:

	2022	2022	2021
	Target Asset Allocation	Actual Asset Allocation	Actual Asset Allocation

Large cap equity	26.0%	29.1%	29.8%
Small cap equity	5.0%	6.2%	6.0%
International equity	8.0%	8.2%	8.3%
Fixed income	45.0%	43.2%	44.1%
Absolute return strategy funds	16.0%	12.7%	11.3%
Cash	—%	0.6%	0.5%
Total	100.0%	100.0%	100.0%

Our investment committee, assisted by outside consultants, evaluates the objectives and investment policies concerning our long-term investment goals and asset allocation strategies. Pension Plan assets are invested in various asset classes that are expected to produce a sufficient level of diversification and investment return over the long term. To develop the expected long-term rate of return on asset assumptions, we consider the historical returns and future expectations of returns for each asset class, as well as the target asset allocation, changes in investments expenses and investment goals of the pension portfolio. This resulted in the selection of 4.80% expected return on Pension Plan assets for fiscal year 2022 and 4.25% expected return on Pension Plan assets for fiscal year 2021. The investment goals are (1) to meet or exceed the assumed actuarial rate of return over the long term within reasonable and prudent levels of risk, and (2) to preserve the real purchasing power of assets to meet future obligations. The nature and duration of benefit obligations, along with assumptions concerning asset class returns and return correlations, are considered when determining an appropriate asset allocation to achieve the investment objectives. Pension Plan assets for our qualified pension plans are held in a trust for the benefit of the plan participants and are invested in a diversified portfolio of equity investments, fixed income investments and cash. Risk targets are established and monitored against acceptable ranges. All investment policies and procedures are designed to ensure that the plans' investments are in compliance with the Employee Retirement Income Security Act. Guidelines are established defining permitted investments within each asset class.

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

Information on the Pension Plan assets, using the fair value hierarchy discussed in Note 1 entitled Significant Accounting Polices, is as follows as of May 31:

	2022				2021
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Cash equivalents	$503	$—	$—	$503	$556	$—	$—	$556
U.S. government securities	2,839	3,178	—	6,017	3,066	4,500	—	7,566
Corporate debt	—	22,681	—	22,681	—	26,762	—	26,762
Mutual funds:
U.S. securities	32,016	—	—	32,016	36,909	—	—	36,909
International securities	5,506	—	—	5,506	6,451	—	—	6,451
Total	$40,864	$25,859	$—	$66,723	$46,982	$31,262	$—	$78,244

We expect to make no contributions to the Pension Plan during the next 12 months. The Pension Plan benefit payments expected to be paid for each of the next five years and thereafter are $4.2 million, $4.4 million, $4.5 million, $4.7 million, $4.8 million and $61.9 million, respectively.

Future changes in plan asset returns, assumed discount rates and various other factors related to the Pension Plan will impact future net periodic pension benefit (cost) and liabilities, however, any changes would not have a material impact on our consolidated results of operations and consolidated financial position.

Cintas also administers a pension plan that was assumed in a previous acquisition and has historically been deemed immaterial for disclosure purposes. As of May 31, 2022 and 2021, the fair value of this pension plan's total assets was $8.4 million and $9.2 million, respectively, and the PBO was $7.5 million and $8.9 million, respectively.

Non-Contributory Retirement Plans
Cintas' Partners' Plan (the Plan) is a non-contributory profit sharing plan and Employee Stock Ownership Plan (ESOP) for the benefit of substantially all U.S. Cintas employee-partners who have completed one year of service. The Plan also includes a 401(k) savings feature covering substantially all U.S. employee-partners. The amounts of contributions to the Plan and ESOP, as well as the matching contribution to the 401(k), are made at the discretion of the Board of Directors. Total contributions, including Cintas' matching contributions, which approximate cost, were $85.0 million, $75.6 million and $74.3 million for the fiscal years ended May 31, 2022, 2021 and 2020, respectively. The expense associated with these contributions was recorded in selling and administrative expenses on the consolidated statements of income.

Cintas has a non-contributory deferred profit sharing plan (DPSP), which covers substantially all Canadian employee-partners. In addition, a registered retirement savings plan (RRSP) is offered to those employees. The amounts of contributions to the DPSP, as well as the matching contribution to the RRSP, are made at the discretion of the Board of Directors. Total contributions, which approximate cost, were $3.4 million, $3.1 million and $2.6 million for the fiscal years ended May 31, 2022, 2021 and 2020, respectively. The expense associated with these contributions was recorded in selling and administrative expenses on the consolidated statements of income.

Cintas has a supplemental executive retirement plan (SERP) subject to Section 409A of the Internal Revenue Code for the benefit of certain highly compensated Cintas employee-partners. The SERP allows participants to defer the receipt of compensation which would otherwise become payable to them. Matching contributions are made at the discretion of the Board of Directors. Total matching contributions, which approximates cost, were $10.5 million, $9.1 million and $8.4 million for the fiscal years ended May 31, 2022, 2021 and 2020, respectively. The expense associated with these contributions was recorded in selling and administrative expenses on the consolidated statements of income.

Note 12.  Earnings per Share
Cintas uses the two-class method to calculate basic and diluted earnings per share as a result of outstanding participating securities in the form of restricted stock awards. See Note 13 entitled Stock-Based Compensation for additional information on restricted stock awards. The following tables set forth the computation of basic and diluted earnings per share from continuing operations using the two-class method for amounts attributable to Cintas' common shares for the fiscal years ended May 31:

Basic Earnings per Share from Continuing Operations (In thousands except per share data)	2022	2021	2020

Income from continuing operations	$1,235,757	$1,110,968	$876,360
Less: income from continuing operations allocated to participating securities	6,132	7,623	8,158
Income from continuing operations available to common shareholders	$1,229,625	$1,103,345	$868,202
Basic weighted average common shares outstanding	103,172	104,874	103,816

Basic earnings per share from continuing operations	$11.92	$10.52	$8.36

Diluted Earnings per Share from Continuing Operations (In thousands except per share data)	2022	2021	2020

Income from continuing operations	$1,235,757	$1,110,968	$876,360
Less: income from continuing operations allocated to participating securities	6,132	7,623	8,158
Income from continuing operations available to common shareholders	$1,229,625	$1,103,345	$868,202
Basic weighted average common shares outstanding	103,172	104,874	103,816
Effect of dilutive securities – employee stock options	2,351	2,833	3,196
Diluted weighted average common shares outstanding	105,523	107,707	107,012

Diluted earnings per share from continuing operations	$11.65	$10.24	$8.11

Basic and diluted earnings per share from discontinued operations were calculated using the two-class method. There were no discontinued operations for the fiscal years ended May 31, 2022 and 2021. Basic and diluted earnings per share from discontinued operations rounded to $0.00 for the fiscal year ended May 31, 2020.

For the fiscal years ended May 31, 2022, 2021 and 2020, options granted to purchase 0.5 million, 0.2 million and 0.2 million shares of Cintas common stock, respectively, were excluded from the computation of diluted earnings per share. The exercise prices of these options were greater than the average market price of the common shares (anti-dilutive).

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

The following table summarizes the buyback activity by program and fiscal year ended May 31:

	2022			2021			2020
Buyback Program (In thousands except per share data)	Shares	Average Price per Share	Purchase Price	Shares	Average Price per Share	Purchase Price	Shares	Average Price per Share	Purchase Price

October 30, 2018	—	$—	$—	190	$319.88	$60,877	1,607	$246.19	$395,681
October 29, 2019	1,590	365.41	581,220	1,196	350.31	418,779	—	—	—
July 27, 2021	2,150	383.01	823,429	—	—	—	—	—	—
	3,740	$375.53	$1,404,649	1,386	$346.13	$479,656	1,607	$246.19	$395,681

Shares acquired for taxes due (1)	305	$397.16	$121,224	246	$302.52	$74,465	264	$260.89	$68,837

Total repurchase of Cintas common stock			$1,525,873			$554,121			$464,518
(1) Shares of Cintas stock acquired for employee payroll taxes due on options exercised and vested restricted stock awards.

In addition to the share buyback activity presented above, Cintas acquired shares of Cintas common stock, via non-cash transactions, in connection with net-share settlements of option exercises. During the fiscal year ended May 31, 2022, Cintas acquired 0.1 million shares of Cintas common stock via such non-cash transactions at an average price of $402.73 for a total non-cash value of $28.7 million.

In the period subsequent to May 31, 2022, through July 27, 2022, we purchased 0.5 million shares of Cintas common stock at an average price of $396.39 for a total purchase price of $210.8 million. From the inception of the July 27, 2021 share buyback program through July 27, 2022, Cintas has purchased 2.7 million shares of Cintas common stock in the aggregate, at an average price of $385.66 per share, for a total purchase price of $1.0 billion.

Note 13.  Stock-Based Compensation
On August 2, 2016, the Board of Directors approved and adopted the Cintas Corporation 2016 Equity and Incentive Compensation Plan (the 2016 Plan) to replace the Cintas' 2005 Equity Compensation Plan, as amended (the 2005 Plan). The 2016 Plan was approved by Cintas shareholders at its Annual Meeting on October 18, 2016, at which time the 2016 Plan became effective. Under the 2016 Plan, Cintas may grant officers and key employee-partners equity compensation in the form of stock options, stock appreciation rights, restricted and unrestricted stock awards, performance awards and other stock unit awards representing up to an aggregate of 12,500,000 shares of Cintas' common stock. Any shares of common stock that remained available under the 2005 Plan became part of the total available share balance of 12,500,000 shares under the 2016 Plan. At May 31, 2022, 5,966,288 shares of common stock were reserved for future issuance under the 2016 Plan. Total compensation cost for stock-based awards for continuing operations was $109.3 million, $112.0 million and $115.4 million for the fiscal years ended May 31, 2022, 2021 and 2020, respectively. Cintas accounts for forfeitures of stock-based awards as they occur. The total income tax benefit recognized in the consolidated statements of income for share-based compensation arrangements was $27.9 million, $28.6 million and $29.2 million for the fiscal years ended May 31, 2022, 2021 and 2020, respectively.

Stock Options
Stock options are granted at the fair market value of the underlying common stock on the date of grant. The option terms are determined by the Compensation Committee of the Board of Directors, but no stock option may be exercised later than 10 years after the date of the grant. The option awards generally have 10-year terms with graded vesting in years 3 through 5 based on continuous service during that period. The majority of stock option grants occur in the first quarter of each fiscal year in connection with the annual grant, which is earned in the prior fiscal year. Cintas recognizes compensation expense for these options using the straight-line recognition method over the vesting period.

The fair value of options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions for the fiscal years ended May 31:

	2022	2021	2020

Risk-free interest rate	0.8%	0.4%	1.9%
Dividend yield	1.2%	1.1%	1.1%
Expected volatility of Cintas' common stock	25.2%	23.5%	19.0%
Expected life of the option in years	5.5	5.5	6.0
The risk-free interest rate is based on U.S. government issues with a remaining term equal to the expected life of the stock options. The determination of expected volatility is based on historical volatility of Cintas' common stock over the period commensurate with the expected term of stock options, as well as other relevant factors. The weighted average expected term was determined based on the historical employee exercise behavior of the options. The weighted-average fair value of stock options granted during fiscal 2022, 2021 and 2020 was $84.10, $66.52 and $48.20, respectively.

The information presented in the following table relates primarily to stock options granted and outstanding under either the 2016 Plan or under previously adopted plans:

	Shares	Weighted Average Exercise Price

Outstanding, June 1, 2019 (1,919,976 shares exercisable)	8,208,934	$123.80
Granted	575,813	250.50
Canceled	(5,432)	72.17
Forfeited	(312,391)	185.08
Exercised	(1,361,525)	70.03
Outstanding, May 31, 2020 (1,913,374 shares exercisable)	7,105,399	145.54
Granted	747,550	348.24
Canceled	(1,452)	59.51
Forfeited	(91,722)	193.94
Exercised	(1,704,251)	83.31
Outstanding, May 31, 2021 (1,548,867 shares exercisable)	6,055,524	191.11
Granted	531,963	398.92
Canceled	(877)	116.25
Forfeited	(260,249)	273.53
Exercised	(1,238,959)	118.21
Outstanding, May 31, 2022 (1,575,999 shares exercisable)	5,087,402	$230.62

The intrinsic value of stock options exercised was $348.3 million, $402.3 million and $262.1 million for the fiscal years ended May 31, 2022, 2021 and 2020, respectively. The total cash received from employees as a result of employee stock option exercises for the fiscal years ended May 31, 2022, 2021 and 2020 was $117.7 million, $130.0 million and $90.5 million, respectively.

The fair value of stock options vested was $36.7 million, $30.5 million and $27.8 million for the fiscal years ended May 31, 2022, 2021 and 2020, respectively.

The following table summarizes the information related to stock options outstanding at May 31, 2022:

		Outstanding Options		Exercisable Options
Range of Exercise Prices	Number Outstanding	Average Remaining Option Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$28.14 - $108.39	937,222	3.00	$84.16	937,222	$84.16
$108.40 - $204.48	930,495	5.35	144.96	431,699	140.83
$204.49 - $260.79	1,571,534	6.63	230.68	185,277	208.50
$260.80 - $433.10	1,648,151	9.08	362.20	21,801	297.34
$28.14 - $433.10	5,087,402	6.52	$230.62	1,575,999	$117.25

At May 31, 2022, the aggregate intrinsic value of stock options outstanding and exercisable was $853.2 million and $443.0 million, respectively. The weighted-average remaining contractual term of stock options exercisable is 4.0 years.

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

The information presented in the following table relates to restricted stock awards granted and outstanding under either the 2016 Plan or under previously adopted plans:

	Shares	Weighted Average Grant Price

Outstanding, unvested grants at June 1, 2019	2,191,688	$149.12
Granted	228,292	248.39
Forfeited	(135,934)	208.37
Vested	(658,831)	113.93
Outstanding, unvested grants at May 31, 2020	1,625,215	199.73
Granted	274,843	352.68
Forfeited	(48,586)	241.95
Vested	(610,249)	147.32
Outstanding, unvested grants at May 31, 2021	1,241,223	264.63
Granted	189,874	398.30
Forfeited	(66,589)	323.00
Vested	(527,899)	213.36
Outstanding, unvested grants at May 31, 2022	836,609	$331.95

The remaining unrecognized compensation cost related to unvested stock options and restricted stock at May 31, 2022 was $221.8 million. The weighted-average period of time over which this cost will be recognized is 2.12 years.

Note 14.  Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss), net of tax:

(In thousands)	Foreign Currency	Unrealized (Loss) Income on Interest Rate Hedges	Other	Total

Balance at June 1, 2020	$(26,343)	$(112,718)	$(14,319)	$(153,380)
Other comprehensive income before reclassifications	68,182	106,843	10,676	185,701
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,433)	—	(1,433)
Net current period other comprehensive income	68,182	105,410	10,676	184,268
Balance at May 31, 2021	41,839	(7,308)	(3,643)	30,888
Other comprehensive (loss) income before reclassifications	(24,833)	102,057	1,866	79,090
Amounts reclassified from accumulated other comprehensive income (loss)	—	(2,061)	—	(2,061)
Net current period other comprehensive (loss) income	(24,833)	99,996	1,866	77,029
Balance at May 31, 2022	$17,006	$92,688	$(1,777)	$107,917

The following table summarizes the reclassifications out of accumulated other comprehensive income (loss) during the fiscal years ended May 31:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line in the Consolidated Statements of Income

(In thousands)	2022	2021

Amortization of interest rate locks	$2,733	$1,896	Interest expense
Tax expense	(672)	(463)	Income taxes
Amortization of interest rate locks, net of tax	$2,061	$1,433

Note 15.  Operating Segment Information
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

(In thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Corporate (1)	Total
May 31, 2022
Revenue	$6,226,980	$832,458	$795,021	$—	$7,854,459
Gross margin	$2,910,547	$372,193	$349,506	$—	$3,632,246
Selling and administrative expenses	1,557,057	265,430	222,389	—	2,044,876
Interest expense, net	—	—	—	88,602	88,602
Income before income taxes	$1,353,490	$106,763	$127,117	$(88,602)	$1,498,768
Depreciation and amortization	$329,473	$48,656	$21,572	$—	$399,701
Capital expenditures	$166,559	$59,656	$14,457	$—	$240,672
Total assets	$6,979,731	$664,040	$413,014	$90,471	$8,147,256

May 31, 2021
Revenue	$5,689,632	$784,291	$642,417	$—	$7,116,340
Gross margin	$2,706,118	$332,336	$276,197	$—	$3,314,651
Selling and administrative expenses	1,480,278	251,153	197,728	—	1,929,159
Interest expense, net	—	—	—	97,743	97,743
Income before income taxes	$1,225,840	$81,183	$78,469	$(97,743)	$1,287,749
Depreciation and amortization	$323,596	$43,314	$21,041	$—	$387,951
Capital expenditures	$104,020	$34,384	$5,066	$—	$143,470
Total assets	$6,743,272	$637,663	$362,248	$493,640	$8,236,823

May 31, 2020
Revenue	$5,643,494	$708,569	$733,057	$—	$7,085,120
Gross margin	$2,588,349	$338,661	$306,738	$—	$3,233,748
Selling and administrative expenses	1,583,791	231,769	255,492	—	2,071,052
Interest expense, net	—	—	—	104,405	104,405
Income before income taxes	$1,004,558	$106,892	$51,246	$(104,405)	$1,058,291
Depreciation and amortization	$317,699	$38,516	$22,838	$—	$379,053
Capital expenditures	$183,364	$35,678	$11,247	$—	$230,289
Total assets	$6,531,673	$611,205	$381,605	$145,402	$7,669,885
(1)     Corporate assets represent the consolidated cash balance in all periods presented.

Item 9.  Changes in and Disagreements with
Accountants on Accounting and Financial Disclosure
None.

Item 9A.  Controls and Procedures
Disclosure Controls and Procedures
With the participation of Cintas' management, including Cintas' President and Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, Cintas has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act) as of May 31, 2022. Based on such evaluation, Cintas' management, including Cintas' President and Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, have concluded that Cintas' disclosure controls and procedures were effective as of May 31, 2022, in ensuring (i) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is accumulated and communicated to Cintas' management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting
Management's Report on Internal Control over Financial Reporting and the Report of Ernst & Young LLP, Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this Annual Report on Form 10-K and are incorporated by reference herein.
There were no changes in Cintas' internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended May 31, 2022, that have materially affected, or are reasonably likely to materially affect, Cintas' internal control over financial reporting.

Item 9B.  Other Information
None.

Item 9C. Disclosure Regarding
Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance
The information required under this item is incorporated herein by reference to the material contained in Cintas' definitive proxy statement for the 2022 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the close of the fiscal year (the Proxy Statement).

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

The following table provides information about Cintas' common stock that may be issued under Cintas' equity compensation plans as of May 31, 2022.

Equity Compensation Plan Information Plan category	Number of shares to be issued upon exercise of outstanding options (1)	Weighted average exercise price of outstanding options (1)	Number of shares remaining available for future issuance under equity compensation plans

Equity compensation plans approved by shareholders	5,087,402	$230.62	5,966,288
Equity compensation plans not approved by shareholders	—	—	—
Total	5,087,402	$230.62	5,966,288

(1)    Excludes 836,609 unvested restricted stock units.

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

For each of the three years in the period ended May 31, 2022.

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

4.2		Form of 6.15% Senior Note due 2036 (Incorporated by reference to Exhibit 4.3 to Cintas' Current Report on Form 8-K filed on August 21, 2006).

4.3		Form of 3.700% Senior Notes due 2027 (Incorporated by reference to Exhibit 4.2 to Cintas' Current Report on Form 8-K filed on March 14, 2017).

4.4		Form of 3.450% Senior Notes due 2025 (Incorporated by reference to Exhibit 4.1 to Cintas' Current Report on Form 8-K Filed May 3, 2022)

4.5		Form of 4.000% Senior Notes due 2032 (Incorporated by reference to Exhibit 4.2 to Cintas' Current Report on Form 8-K Filed May 3, 2022)

4.6		Description of Securities (Incorporated by reference to Exhibit 4.8 to Cintas' Annual Report on Form 10-K for the year ended May 31, 2019).

10.1
Third Amended and Restated Credit Agreement, dated as of March 23, 2022, among Cintas Corp No. 2, the Lenders party thereto and KeyBank National Association, as Administrative Agent (Incorporated by reference to Exhibit 10.1 to Cintas' Current Report on Form 8-K filed on March 23, 2022).

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

101
The following financial statements from Cintas' Annual Report on Form 10-K for the fiscal year ended May 31, 2022, formatted in Inline XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from Cintas' Annual Report on Form 10-K for the fiscal year ended May 31, 2022, formatted in Inline XBRL (included as Exhibit 101).

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

DATE SIGNED: July 27, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Capacity	Date

/s/	Todd M. Schneider Todd M. Schneider	President, Chief Executive Officer and Director (Principal Executive Officer)	July 27, 2022

/s/	Scott D. Farmer Scott D. Farmer	Executive Chairman of the Board of Directors	July 27, 2022

/s/	Ronald W. Tysoe Ronald W. Tysoe	Director	July 27, 2022

/s/	John F. Barrett John F. Barrett	Director	July 27, 2022

/s/	Karen L. Carnahan Karen L. Carnahan	Director	July 27, 2022

/s/	J. Michael Hansen J. Michael Hansen	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	July 27, 2022

Cintas Corporation
Schedule II — Valuation and Qualifying Accounts and Reserves

(In thousands)	Balance at Beginning of Year	Additions (1)	Deductions (2)(3)	Balance at End of Year

Allowance for Doubtful Accounts
May 31, 2020	$11,343	$40,521	$16,431	$35,433
May 31, 2021	$35,433	$27,517	$50,853	$12,097
May 31, 2022	$12,097	$30,278	$29,457	$12,918

(1)Represents amounts charged to expense to increase reserve for estimated future bad debts.

(2)Represents reductions in the consolidated balance sheet reserve due to the actual write-off of non-collectible accounts receivable. These amounts do not impact Cintas' consolidated statements of income.

(3) The deductions in fiscal 2021 include $14.2 million of incremental allowance for doubtful accounts recorded as of May 31, 2020 in response to uncertainties related to customer collections impacted by the COVID-19 pandemic. Certain of the corresponding trade receivables were collected during fiscal 2021, and the incremental reserve was reversed as the Company's estimates and assumptions related to the impact of COVID-19 changed during fiscal 2021.