Form 10-Q
period 2022-08-31
CINTAS CORP
filed 2022-10-06
CIK 723254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	August 31, 2022
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding September 30, 2022
Common Stock, no par value	101,545,323

CINTAS CORPORATION

Part I. Financial Information
ITEM 1.
FINANCIAL STATEMENTS
CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
(In thousands except per share data)

	Three Months Ended
	August 31, 2022	August 31, 2021
Revenue:
Uniform rental and facility services	$1,697,772	$1,508,176
Other	468,682	388,774
Total revenue	2,166,454	1,896,950

Costs and expenses:
Cost of uniform rental and facility services	890,766	779,301
Cost of other	247,576	214,893
Selling and administrative expenses	587,992	508,655

Operating income	440,120	394,101

Interest income	(155)	(56)
Interest expense	27,720	21,854

Income before income taxes	412,555	372,303
Income taxes	60,866	41,124
Net income	$351,689	$331,179

Basic earnings per share	$3.45	$3.19

Diluted earnings per share	$3.39	$3.11

Dividends declared per share	$1.15	$0.95

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended
	August 31, 2022	August 31, 2021

Net income	$351,689	$331,179

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(19,206)	(24,016)
Change in fair value of interest rate lock agreements, net of tax expense (benefit) of $320 and $(12,554), respectively	934	(36,679)
Amortization of interest rate lock agreements, net of tax expense of $512 and $148, respectively	(1,521)	(459)

Other comprehensive loss, net of tax expense (benefit) of $832 and $(12,406), respectively	(19,793)	(61,154)

Comprehensive income	$331,896	$270,025

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands except share data)

	August 31, 2022	May 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$74,558	$90,471
Accounts receivable, net	1,082,783	1,006,220
Inventories, net	473,888	472,150
Uniforms and other rental items in service	953,717	916,706
Income taxes, current	—	21,708
Prepaid expenses and other current assets	162,844	124,728
Total current assets	2,747,790	2,631,983

Property and equipment, net	1,329,131	1,323,673

Investments	239,335	242,873
Goodwill	3,037,278	3,042,976
Service contracts, net	379,379	391,638
Operating lease right-of-use assets, net	174,697	170,003
Other assets, net	353,416	344,110
	$8,261,026	$8,147,256

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$292,321	$251,504
Accrued compensation and related liabilities	176,865	236,992
Accrued liabilities	543,566	588,948
Income taxes, current	35,783	—
Operating lease liabilities, current	43,539	43,872
Debt due within one year	507,467	311,574
Total current liabilities	1,599,541	1,432,890

Long-term liabilities:
Debt due after one year	2,484,602	2,483,932
Deferred income taxes	487,755	473,777
Operating lease liabilities	134,010	129,064
Accrued liabilities	325,492	319,397
Total long-term liabilities	3,431,859	3,406,170

Shareholders’ equity:
Preferred stock, no par value:	—	—
100,000 shares authorized, none outstanding
Common stock, no par value, and paid-in capital:	1,878,837	1,771,917
425,000,000 shares authorized
FY 2023: 191,654,188 shares issued and 101,532,642 shares outstanding
FY 2022: 190,837,921 shares issued and 101,711,215 shares outstanding
Retained earnings	8,953,391	8,719,163
Treasury stock:	(7,690,726)	(7,290,801)
FY 2023: 90,121,546 shares
FY 2022: 89,126,706 shares
Accumulated other comprehensive income	88,124	107,917
Total shareholders’ equity	3,229,626	3,308,196
	$8,261,026	$8,147,256
See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands)

	Common Stock and Paid-In Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
	Shares	Amount			Shares	Amount

Balance at June 1, 2022	190,838	$1,771,917	$8,719,163	$107,917	(89,127)	$(7,290,801)	$3,308,196
Net income	—	—	351,689	—	—	—	351,689
Comprehensive loss, net of tax	—	—	—	(19,793)	—	—	(19,793)
Dividends	—	—	(117,461)	—	—	—	(117,461)
Stock-based compensation	—	26,282	—	—	—	—	26,282
Vesting of stock-based compensation awards	273	—	—	—	—	—	—
Stock options exercised	543	80,638	—	—	(193)	(79,591)	1,047
Repurchase of common stock	—	—	—	—	(802)	(320,334)	(320,334)
Balance at August 31, 2022	191,654	$1,878,837	$8,953,391	$88,124	(90,122)	$(7,690,726)	$3,229,626

	Common Stock and Paid-In Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
	Shares	Amount			Shares	Amount

Balance at June 1, 2021	189,071	$1,516,202	$7,877,015	$30,888	(85,010)	$(5,736,258)	$3,687,847
Net income	—	—	331,179	—	—	—	331,179
Comprehensive loss, net of tax	—	—	—	(61,154)	—	—	(61,154)
Dividends	—	—	(98,826)	—	—	—	(98,826)
Stock-based compensation	—	36,496	—	—	—	—	36,496
Vesting of stock-based compensation awards	493	—	—	—	—	—	—
Stock options exercised	564	72,896	—	—	—	—	72,896
Repurchase of common stock	—	—	—	—	(1,788)	(659,235)	(659,235)
Balance at August 31, 2021	190,128	$1,625,594	$8,109,368	$(30,266)	(86,798)	$(6,395,493)	$3,309,203

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	August 31, 2022	August 31, 2021
Cash flows from operating activities:
Net income	$351,689	$331,179
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	63,057	60,955
Amortization of intangible assets and capitalized contract costs	36,989	36,994
Stock-based compensation	26,282	36,496
Gain on sale of operating assets	—	(12,178)
Deferred income taxes	14,829	22,887
Change in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(79,397)	(27,742)
Inventories, net	(2,476)	14,986
Uniforms and other rental items in service	(39,327)	(39,274)
Prepaid expenses and other current assets and capitalized contract costs	(63,641)	(36,724)
Accounts payable	41,681	(26,272)
Accrued compensation and related liabilities	(59,957)	(85,834)
Accrued liabilities and other	(49,105)	(24,342)
Income taxes, current	57,532	11,010
Net cash provided by operating activities	298,156	262,141

Cash flows from investing activities:
Capital expenditures	(70,016)	(48,748)
Purchases of investments	(5,930)	(8,738)
Proceeds from sale of operating assets, net of cash disposed	—	15,070
Acquisitions of businesses, net of cash acquired	(7,060)	(35,725)
Other, net	(3,589)	(6,180)
Net cash used in investing activities	(86,595)	(84,321)

Cash flows from financing activities:
Issuance of commercial paper, net	196,000	326,000
Repayment of debt	—	(250,000)
Proceeds from exercise of stock-based compensation awards	1,047	72,896
Dividends paid	(97,655)	(79,135)
Repurchase of common stock	(320,334)	(659,235)
Other, net	(5,257)	(610)
Net cash used in financing activities	(226,199)	(590,084)

Effect of exchange rate changes on cash and cash equivalents	(1,275)	(1,627)

Net decrease in cash and cash equivalents	(15,913)	(413,891)
Cash and cash equivalents at beginning of period	90,471	493,640
Cash and cash equivalents at end of period	$74,558	$79,749
See accompanying notes.

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation
The consolidated condensed financial statements of Cintas Corporation (Cintas, the Company, we, us or our) included herein have been prepared by Cintas, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with United States generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. While we believe that the disclosures are adequately presented, we suggest that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2022 filed with the SEC on July 27, 2022. A summary of our significant accounting policies is presented beginning on page 41 of that report. There have been no material changes in the accounting policies followed by Cintas during the current fiscal year.

Interim results are subject to variations and are not necessarily indicative of the results of operations for a full fiscal year. In the opinion of management, adjustments (which include only normal recurring adjustments) necessary for a fair statement of the consolidated results of the interim periods shown have been made.

Inventories, net are valued at the lower of cost (first-in, first-out) or net realizable value. Inventory is comprised of the following:

(In thousands)	August 31, 2022	May 31, 2022

Raw materials	$25,728	$19,071
Work in process	34,310	34,280
Finished goods	413,850	418,799
	$473,888	$472,150
Inventories are recorded net of reserves for obsolete inventory (excess and slow-moving) of $89.1 million and $100.3 million at August 31, 2022 and May 31, 2022, respectively. The inventory obsolescence reserve is determined by specific identification, as well as an estimate based on Cintas' historical rates of obsolescence. Once a specific inventory item is written down to the lower of cost or net realizable value, a new cost basis has been established, and that inventory item cannot subsequently be marked up.
New Accounting Pronouncements
There are no new accounting pronouncements recently issued or newly effective that had, or are expected to have, a material impact on Cintas' consolidated condensed financial statements.

Note 2 - Revenue Recognition
The following table presents Cintas' total revenue disaggregated by operating segment for the three months ended August 31:

(In thousands)	2022		2021

Uniform Rental and Facility Services	$1,697,772	78.4%	$1,508,176	79.5%
First Aid and Safety Services	234,161	10.8%	199,116	10.5%
Fire Protection Services	151,847	7.0%	128,218	6.8%
Uniform Direct Sales	82,674	3.8%	61,440	3.2%
Total revenue	$2,166,454	100.0%	$1,896,950	100.0%

Fire Protection Services and Uniform Direct Sales operating segments are included within All Other as disclosed in Note 12 entitled Segment Information.

Revenue Recognition Policy
Approximately 95% of the Company's revenue is derived from fees for route servicing of Uniform Rental and Facility Services, First Aid and Safety Services and Fire Protection Services customers, performed by a Cintas employee-partner, at the customer's location of business. Revenues from our route servicing customer contracts represent a single-performance obligation. The Company recognizes revenues over time as services are performed, based on the nature of services provided and contractual rates (output method) or at a point in time when the performance obligation under the terms of the contract with a customer are satisfied, at the customer's location of business. The Company's remaining revenue, primarily within the Uniform Direct Sales operating segment, and representing approximately 5% of the Company's total revenue, is recognized when the obligations under the terms of a contract with a customer are satisfied. This generally occurs when the goods are transferred to the customer.

Revenue recorded is presented net of sales and other taxes we collect on behalf of governmental authorities. Shipping and handling costs charged to customers are treated as fulfillment activities and are recorded in both revenue and cost of sales at the time control is transferred to the customer. Certain of our customer contracts include pricing terms and conditions that include components of variable consideration. The variable consideration is typically in the form of consideration paid to a customer based on performance metrics specified within the contract. Specifically, some contracts contain discounts or rebates that the customer can earn through the achievement of specified volume levels. Each component of variable consideration is earned based on the Company's actual performance during the measurement period specified within the contract. To determine the transaction price, the Company estimates the variable consideration using the most likely amount method, based on the specific contract provisions and known performance results during the relevant measurement period. When determining if variable consideration should be constrained, the Company considers whether factors outside its control could result in a significant reversal of revenue. In making these assessments, the Company considers the likelihood and magnitude of a potential reversal. The Company's performance period generally corresponds with the monthly invoice period. No constraints on our revenue recognition were applied during the three months ended August 31, 2022 or 2021. The Company reassesses these estimates during each reporting period. Cintas maintains a liability for these discounts and rebates within accrued liabilities on the consolidated condensed balance sheets. Variable consideration also includes consideration paid to a customer at the beginning of a contract. Cintas capitalizes this consideration and amortizes it over the life of the contract as a reduction to revenue. These assets are included in prepaid expenses and other current assets and in other assets, net on the consolidated condensed balance sheets.

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

Costs to Obtain a Contract
The Company capitalizes commission expenses paid to our employee-partners when the commissions are deemed to be incremental for obtaining the route servicing customer contract. As permitted by Accounting Standards Codification 606, "Revenue from Contracts with Customers (Topic 606)", the Company has elected to apply the guidance to a portfolio of contracts (or performance obligations) with similar characteristics because the Company reasonably expects that the effects on the consolidated condensed financial statements of applying this guidance to the portfolio would not differ materially from applying this guidance to the individual contracts within the portfolio. The Company also continues to expense certain costs to obtain a contract if those costs do not meet the criteria of the standard or the amortization period of the asset would have been one year or less. The deferred commissions are amortized on a straight-line basis over the expected period of benefit. We review the deferred commission balances for impairment on an ongoing basis. Deferred commissions are classified as current or noncurrent based on the timing of when we expect to recognize the expense. The current portion is included in prepaid expenses and other current assets and the noncurrent portion is included in other assets, net on the Company's consolidated condensed balance sheets. As of August 31, 2022, the current and noncurrent assets related to deferred commissions totaled $86.1 million and $239.2 million, respectively. As of May 31, 2022, the current and noncurrent assets related to deferred commissions totaled $83.7 million and $232.2 million, respectively. We recorded amortization expense related to deferred commissions of $22.4 million and $21.4 million during the three months ended August 31, 2022 and 2021, respectively. These expenses are classified in selling and administrative expenses on the consolidated condensed statements of income.
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

Operating lease costs, including short-term lease expense and variable lease costs which were immaterial in both periods, were $19.5 million and $18.1 million for the three months ended August 31, 2022 and 2021, respectively.

The following table provides supplemental information related to the Company's consolidated condensed statements of cash flows for the three months ended August 31:

(In thousands)	2022	2021

Cash paid for amounts included in the measurement of operating lease liabilities	$12,608	$11,913
Operating lease right-of-use assets obtained in exchange for new and renewed operating lease liabilities	$15,836	$2,792

Other information related to the operating lease right-of-use assets, net and operating lease liabilities was as follows:

	August 31, 2022	May 31, 2022

Weighted-average remaining lease term - operating leases	5.38 years	5.40 years
Weighted-average discount rate - operating leases	2.37%	2.20%
The contractual future minimum lease payments of Cintas' operating lease liabilities by fiscal year are as follows as of August 31, 2022:

(In thousands)

2023 (remaining nine months)	$35,860
2024	40,851
2025	32,515
2026	25,800
2027	18,342
Thereafter	36,036
Total payments	189,404
Less interest	(11,855)
Total present value of lease payments	$177,549

Note 4 - Fair Value Measurements
All financial instruments that are measured at fair value on a recurring basis (at least annually) have been classified within the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the consolidated condensed balance sheet date. These financial instruments measured at fair value on a recurring basis are summarized below:

	As of August 31, 2022
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$74,558	$—	$—	$74,558
Other assets, net:
Interest rate lock agreements	—	58,131	—	58,131
Total assets at fair value	$74,558	$58,131	$—	$132,689

	As of May 31, 2022
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$90,471	$—	$—	$90,471
Other assets, net:
Interest rate lock agreements	—	56,877	—	56,877
Total assets at fair value	$90,471	$56,877	$—	$147,348

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

The fair values of Cintas' interest rate lock agreements are based on similar exchange traded derivatives (market approach) and are, therefore, included within Level 2 of the fair value hierarchy. The fair value was determined by comparing the locked rates against the benchmarked treasury rate. No other amounts included in other assets, net, are recorded at fair value on a recurring basis.

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

In addition to assets and liabilities that are recorded at fair value on a recurring basis, Cintas records assets and liabilities at fair value on a nonrecurring basis as required under U.S. GAAP. The assets and liabilities measured at fair value on a nonrecurring basis primarily relate to assets and liabilities acquired in a business acquisition. The Company's acquisition of the remaining interest of an equity method investment during fiscal 2022 was recorded at fair value. See Note 10 entitled Acquisitions for additional information.

Note 5 - Investments
Cintas' investments are summarized as follows:

(In thousands)	August 31, 2022	May 31, 2022

Cash surrender value of insurance policies	$233,650	$237,136
Other investments	5,685	5,737
Total investments	$239,335	$242,873

Investments are generally evaluated for impairment on an annual basis or when indicators of impairment exist. For the three months ended August 31, 2022 and 2021, no impairment losses were recorded.

Note 6 - Earnings Per Share
Cintas uses the two-class method to calculate basic and diluted earnings per share as a result of outstanding participating securities in the form of restricted stock awards. The following tables set forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Cintas’ common shares for the three months ending August 31:

Basic Earnings per Share (In thousands except per share data)	2022	2021

Net income	$351,689	$331,179
Less: income allocated to participating securities	1,520	1,765
Income available to common shareholders	$350,169	$329,414
Basic weighted average common shares outstanding	101,428	103,295

Basic earnings per share	$3.45	$3.19

Diluted Earnings per Share (In thousands except per share data)	2022	2021

Net income	$351,689	$331,179
Less: income allocated to participating securities	1,520	1,765
Income available to common shareholders	$350,169	$329,414
Basic weighted average common shares outstanding	101,428	103,295
Effect of dilutive securities – employee stock options	1,909	2,649
Diluted weighted average common shares outstanding	103,337	105,944

Diluted earnings per share	$3.39	$3.11

For the three months ended August 31, 2022 and 2021, options granted to purchase 0.8 million and 0.1 million shares of Cintas common stock, respectively, were excluded from the computation of diluted earnings per share. The exercise prices of these options were greater than the average market price of the common stock (anti-dilutive).

On October 29, 2019, we announced that the Board of Directors authorized a $1.0 billion share buyback program, which was completed during the first quarter of fiscal 2022. On July 27, 2021, Cintas announced that the Board of Directors authorized a $1.5 billion share buyback program, which does not have an expiration date. From the inception of the July 27, 2021 share buyback program through August 31, 2022, Cintas purchased a total of 2.7 million shares of Cintas common stock at an average price of $385.66 per share for a total purchase price of $1.0 billion. On July 26, 2022, Cintas announced that the Board of Directors authorized a new $1.0 billion share buyback program, which does not have an expiration date.

The following tables summarize the share buyback activity by program for the three months ended August 31:

	2022			2021
Buyback Activity (In thousands except per share data)	Shares	Avg. Price per Share	Purchase Price	Shares	Avg. Price per Share	Purchase Price

October 29, 2019	—	$—	$—	1,590	$365.41	$581,220
July 27, 2021	532	396.39	210,751	—	—	—
July 26, 2022	—	—	—	—	—	—
	532	$396.39	$210,751	1,590	$365.41	$581,220

Shares acquired for taxes due (1)	270	$405.93	$109,583	198	$394.19	$78,015

Total repurchase of Cintas common stock			$320,334			$659,235
(1) Shares of Cintas common stock acquired for employee payroll taxes due on options exercised and vested restricted stock awards.

In addition to the share buyback activity presented above, Cintas acquired shares of Cintas common stock, via non-cash transactions, in connection with net-share settlements of option exercises. During the three months ended August 31, 2022, Cintas acquired 0.2 million shares of Cintas common stock via such non-cash transactions at an average price of $411.93 for a total non-cash value of $79.6 million.

Note 7 - Goodwill, Service Contracts and Other Assets, Net
Changes in the carrying amount of goodwill and service contracts for the three months ended August 31, 2022, by reportable operating segment and All Other, are as follows:

Goodwill (in thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Total

Balance as of June 1, 2022	$2,635,099	$285,769	$122,108	$3,042,976
Goodwill acquired	652	3,283	484	4,419
Foreign currency translation	(9,265)	(820)	(32)	(10,117)
Balance as of August 31, 2022	$2,626,486	$288,232	$122,560	$3,037,278

Service Contracts (in thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Total

Balance as of June 1, 2022	$349,634	$24,144	$17,860	$391,638
Service contracts acquired	1,253	986	630	2,869
Service contracts amortization	(10,781)	(1,250)	(1,223)	(13,254)
Foreign currency translation	(1,793)	(81)	—	(1,874)
Balance as of August 31, 2022	$338,313	$23,799	$17,267	$379,379
Information regarding Cintas’ service contracts and other assets, net is as follows:

	As of August 31, 2022			As of May 31, 2022
(In thousands)	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net

Service contracts	$1,000,115	$620,736	$379,379	$1,001,311	$609,673	$391,638

Capitalized contract costs (1)	$580,949	$341,753	$239,196	$551,582	$319,358	$232,224
Noncompete and consulting agreements	50,944	44,191	6,753	50,637	43,775	6,862
Other	128,491	21,024	107,467	125,941	20,917	105,024
Total other assets, net	$760,384	$406,968	$353,416	$728,160	$384,050	$344,110
(1)    The current portion of capitalized contract costs, included in prepaid expenses and other current assets on the consolidated condensed balance sheets as of August 31, 2022 and May 31, 2022, is $86.1 million and $83.7 million, respectively.

Amortization expense for service contracts and other assets, was $36.4 million and $36.5 million for the three months ended August 31, 2022 and 2021, respectively. These expenses are recorded in selling and administrative expenses on the consolidated condensed statements of income. As of August 31, 2022, the estimated future amortization expense for service contracts and other assets, excluding any future acquisitions and commissions to be earned, is as follows:

Fiscal Year (In thousands)

2023 (remaining nine months)	$107,424
2024	131,835
2025	117,265
2026	97,896
2027	79,275
Thereafter	181,622
Total future amortization expense	$715,317

Note 8 - Debt, Derivatives and Hedging Activities
Cintas' outstanding debt is summarized as follows:

(In thousands)	Interest Rate		Fiscal Year Issued	Fiscal Year Maturity	August 31, 2022	May 31, 2022

Debt due within one year
Commercial paper	2.69%	(1)	2023	2023	$457,200	$261,200
Senior notes (2)	2.78%		2013	2023	50,272	50,380
Debt issuance costs					(5)	(6)
Total debt due within one year					$507,467	$311,574

Debt due after one year
Senior notes (3)	3.11%		2015	2025	$50,881	$50,965
Senior notes	3.45%		2022	2025	400,000	400,000
Senior notes	3.70%		2017	2027	1,000,000	1,000,000
Senior notes	4.00%		2022	2032	800,000	800,000
Senior notes	6.15%		2007	2037	250,000	250,000
Debt issuance costs					(16,279)	(17,033)
Total debt due after one year					$2,484,602	$2,483,932
(1)    Variable rate debt instrument. The rate presented is the variable borrowing rate at August 31, 2022.
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

Cintas' senior notes, excluding the G&K senior notes assumed with the acquisition of G&K in fiscal 2017, are recorded at cost, net of debt issuance costs. The fair value of the long-term debt is estimated using Level 2 inputs based on general market prices. The carrying value and fair value of Cintas' debt as of August 31, 2022 were $3,007.2 million and $2,990.2 million, respectively, and as of May 31, 2022 were $2,811.2 million and $2,862.2 million, respectively. During the three months ended August 31, 2022 and 2021, Cintas issued $196.0 million and $326.0 million, net of commercial paper, respectively.

The credit agreement that supports our commercial paper program has a revolving credit facility with a capacity of $2.0 billion. The credit agreement has an accordion feature that provides Cintas the ability to request increases to the borrowing commitments under the revolving credit facility of up to $500.0 million in the aggregate, subject to customary conditions. The maturity date of the revolving credit facility is March 23, 2027. As of August 31, 2022, there was $457.2 million of commercial paper outstanding with a weighted average interest rate of 2.69% and maturity dates less than 120 days and no borrowings on our revolving credit facility. As of May 31, 2022, there was $261.2 million of commercial paper outstanding with a weighted average interest rate of 1.20% and maturity dates less than 120 days and no borrowings on our revolving credit facility. The fair value of the commercial paper, which approximates carrying value, is estimated using level 2 inputs based on general market prices and interest rates.

Cintas uses interest rate locks to manage its overall interest expense as interest rate locks effectively change the interest rate of specific debt issuances. The interest rate locks are entered into to protect against unfavorable movements in the benchmark treasury rate related to forecasted debt issuances. Cintas used interest rate locks, which represent cash flow hedges, to hedge against movements in the treasury rates at the time Cintas issued its senior notes in fiscal 2007, fiscal 2013, fiscal 2017 and fiscal 2022. The amortization of the interest rate locks resulted in a decrease to other comprehensive income of $1.5 million and $0.5 million for the three months ended August 31, 2022 and 2021, respectively.

During fiscal 2022 and fiscal 2020, Cintas entered into interest rate lock agreements for forecasted debt issuances. The aggregate notional value of outstanding cash flow hedges was $500.0 million at both August 31, 2022 and May 31, 2022, respectively. The notional and fair values of the outstanding interest rate locks, for forecasted debt issuances, are summarized as follows:

	August 31, 2022	May 31, 2022
Fiscal Year of Issuance (in thousands)	Other assets, net	Other assets, net

2022	$19,168	$18,331
2020	$38,963	$38,546

The interest rate locks are also recorded in accumulated other comprehensive income, net of tax. These interest rate locks had no impact on net income or cash flows for the three months ended August 31, 2022 or 2021.

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

Note 9 - Income Taxes
In the normal course of business, Cintas provides for uncertain tax positions and the related interest and adjusts its unrecognized tax benefits and accrued interest accordingly. As of August 31, 2022 and May 31, 2022, recorded unrecognized tax benefits were $26.0 million and $30.8 million, respectively, and are included in long-term accrued liabilities on the consolidated condensed balance sheets.

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

All U.S. federal income tax returns are closed to audit through fiscal 2018. Cintas is currently in various audits in certain foreign jurisdictions and certain domestic states. The years under foreign and domestic state audits cover fiscal years back to 2014. Based on the resolution of the various audits and other potential regulatory developments, it is reasonably possible that the balance of unrecognized tax benefits would not change for the fiscal year ending May 31, 2023.

Cintas’ effective tax rate was 14.8% and 11.0% for the three months ended August 31, 2022 and 2021, respectively. The effective tax rate for all periods was impacted by certain discrete items (primarily the tax accounting for stock-based compensation).

Note 10 - Acquisitions
On December 10, 2021, Cintas acquired the remaining interest of an equity method investment. The acquisition operates as a component of Cintas' supply chain within the Uniform Rental and Facility Services reportable operating segment. The cash consideration transferred to acquire the remaining interest of the equity method investment was $48.0 million, net of cash acquired of $1.7 million. Under applicable accounting guidance, the Company was required to record its historical equity method investment at fair value ($43.5 million), resulting in a gain of $30.2 million, which was recorded as a reduction in selling and administrative expenses in fiscal 2022. The fair value of the historical equity method investment was determined using a combination of a market and income approach (discounted cash flow analysis). The key assumptions and estimates utilized in these approaches included market data and market multiples, discount rates, as well as future levels of revenue growth and operating margins. The Company believes these assumptions and estimates are reasonable and based on the best information available at the valuation date.
Cintas accounted for the acquisition using the acquisition method of accounting. The preliminary purchase price allocation was determined by management with the assistance of third-party valuation specialists and is based on estimates of the fair value of assets acquired and liabilities assumed as of December 10, 2021. During the three months ended August 31, 2022, no material adjustments were made to the preliminary purchase price allocation. Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The factors contributing to the recognition of the amount of goodwill are based on several strategic supply chain and synergistic benefits that will allow for Cintas to further vertically integrate the operations for certain product lines, and are expected to be realized from the acquisition. None of the goodwill is expected to be deductible for income tax purposes.

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

Note 11 - Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income (loss), net of tax:

(In thousands)	Foreign Currency	Unrealized Income on Interest Rate Locks	Other	Total

Balance at June 1, 2022	$17,006	$92,688	$(1,777)	$107,917
Other comprehensive (loss) income before reclassifications	(19,206)	934	—	(18,272)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,521)	—	(1,521)
Net current period other comprehensive loss	(19,206)	(587)	—	(19,793)
Balance at August 31, 2022	$(2,200)	$92,101	$(1,777)	$88,124

(In thousands)	Foreign Currency	Unrealized Loss on Interest Rate Locks	Other	Total

Balance at June 1, 2021	$41,839	$(7,308)	$(3,643)	$30,888
Other comprehensive loss before reclassifications	(24,016)	(36,679)	—	(60,695)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(459)	—	(459)
Net current period other comprehensive loss	(24,016)	(37,138)	—	(61,154)
Balance at August 31, 2021	$17,823	$(44,446)	$(3,643)	$(30,266)

The following table summarizes the reclassifications out of accumulated other comprehensive income (loss) for the three months ended August 31:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line in the Consolidated Condensed Statements of Income
(In thousands)	2022	2021

Amortization of interest rate locks	$2,033	$607	Interest expense
Tax expense	(512)	(148)	Income taxes
Amortization of interest rate locks, net of tax	$1,521	$459

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

(In thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Corporate (1)	Total

As of and for the three months ended August 31, 2022
Revenue	$1,697,772	$234,161	$234,521	$—	$2,166,454
Income (loss) before income taxes	$364,771	$40,846	$34,503	$(27,565)	$412,555
Total assets	$7,036,979	$680,864	$468,625	$74,558	$8,261,026

As of and for the three months ended August 31, 2021
Revenue	$1,508,176	$199,116	$189,658	$—	$1,896,950
Income (loss) before income taxes	$329,382	$25,728	$38,991	$(21,798)	$372,303
Total assets	$6,770,296	$636,829	$370,876	$79,749	$7,857,750
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

Results of Operations
Cintas classifies its business into two reportable operating segments and places the remainder of its operating segments in an All Other category. Cintas’ two reportable operating segments are Uniform Rental and Facility Services and First Aid and Safety Services. The Uniform Rental and Facility Services reportable operating segment consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items. In addition to these rental items, restroom cleaning services and supplies and the sale of items from our catalogs to our customers on route are included within this reportable operating segment. The First Aid and Safety Services reportable operating segment consists of first aid and safety products and services. The remainder of Cintas’ business, which consists of the Fire Protection Services operating segment and the Uniform Direct Sale operating segment, is included in All Other. These operating segments consist of fire protection products and services and the direct sale of uniforms and related items. Cintas evaluates operating segment performance based on revenue and income before income taxes. Revenue and income before income taxes for the three months ended August 31, 2022 and 2021, for the two reportable operating segments and All Other are presented in Note 12 entitled Segment Information of “Notes to Consolidated Condensed Financial Statements.”

Consolidated Results
Three Months Ended August 31, 2022 Compared to Three Months Ended August 31, 2021

Total revenue increased 14.2% to $2,166.5 million for the three months ended August 31, 2022, compared to $1,897.0 million for the three months ended August 31, 2021. The organic revenue growth rate, which adjusts for the impact of acquisitions, divestitures and foreign currency exchange rate fluctuations, was 13.9%. Revenue growth was positively impacted by 0.5% due primarily to acquisitions and negatively impacted by 0.2% due to foreign currency exchange rate fluctuations.

Uniform Rental and Facility Services reportable operating segment revenue was $1,697.8 million for the three months ended August 31, 2022, compared to $1,508.2 million for the same period in the prior fiscal year, which was an increase of 12.6%. The organic revenue growth rate for this reportable operating segment was 12.3%. Revenue growth in the Uniform Rental and Facility Services reportable operating segment was positively impacted by 0.6% due to acquisitions and negatively impacted by 0.3% due to foreign currency exchange rate fluctuations. Revenue growth was a result of new business, the penetration of additional products and services into existing customers and price increases, partially offset by lost business. New business growth resulted from an increase in the number and productivity of sales representatives.

Other revenue, consisting of revenue from the First Aid and Safety Services reportable operating segment and All Other, increased 20.6% for the three months ended August 31, 2022, compared to the same period in the prior fiscal year, from $388.8 million to $468.7 million. The organic revenue growth rate for other revenue was 20.6%. Revenue growth was positively impacted by 0.1% due primarily to acquisitions and negatively impacted by 0.1% due to foreign currency exchange rate fluctuations.

Cost of uniform rental and facility services consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other ancillary items. Cost of uniform rental and facility services increased $111.5 million, or 14.3%, for the three months ended August 31, 2022, compared to the three months ended August 31, 2021. This change from the same period in the prior fiscal year was primarily due to higher Uniform Rental and Facility Services reportable operating segment sales volume, as well as increased energy costs and investments in labor and material cost to support increased revenue growth achieved during the three months ended August 31, 2022.

Cost of other consists primarily of cost of goods sold (predominantly first aid and safety products, personal protective equipment, uniforms, and fire protection products), delivery expenses and distribution expenses in the First Aid and Safety Services reportable operating segment and All Other. Cost of other increased $32.7 million, or 15.2%, for the three months ended August 31, 2022, compared to the three months ended August 31, 2021, primarily due to increased sales volume in each of the underlying operating segments. Cost of other improved as a percentage of revenue, decreasing from 55.3% for three months ended August 31, 2021 to 52.8% for the three months ended August 31, 2022. The improvement in cost of sales as a percent to revenue was primarily due to favorable changes in the sales mix for each of the underlying operating segments as well as efficiencies gained in labor and delivery routes, partially offset by increases in energy costs.

Selling and administrative expenses increased $79.3 million, or 15.6%, in the three months ended August 31, 2022, compared to the same period of the prior fiscal year. In the three months ended August 31, 2021, there was a gain on the sale of certain operating assets within the Uniform Direct Sales operating segment of $12.2 million, which was recorded as a reduction of selling and administrative expenses. The remaining increase of $67.2 million, or 12.9%, was primarily due to increases in labor and other employee-partner expenses. Selling and administrative expenses as a percent of revenue were 27.1% for the three months ended August 31, 2022, compared to 26.8% for the same period in the prior fiscal year. The previously mentioned gain on the sale of certain operating assets of $12.2 million in the same period of the prior year reduced selling and administrative expenses by 70 basis points for such period. The remaining selling and administrative expenses improved as a percent to revenue due to employee-partner related expenses increasing at a lower rate than revenue growth in the three months ended August 31, 2022.

Operating income was $440.1 million, or 20.3% of revenue, for the three months ended August 31, 2022, compared to $394.1 million, or 20.8% of revenue, for the three months ended August 31, 2021. The decrease in operating income as a percent of revenue was due to a gain on the sale of certain operating assets within the Uniform Direct Sales operating segment of $12.2 million, or 70 basis points, recorded in the three months ended August 31, 2021.

The remaining operating income for the three months ended August 31, 2022 improved as a percent of revenue due to previously mentioned improvements in selling and administrative expenses as a percent of revenue.

Net interest expense (interest expense less interest income) was $27.6 million for the three months ended August 31, 2022, compared to $21.8 million for the three months ended August 31, 2021. The change was primarily due to an increase in interest rates on commercial paper and an increase in outstanding short-term debt during the three months ended August 31, 2022 compared to the three months ended August 31, 2021.

Cintas’ effective tax rate for continuing operations was 14.8% and 11.0% for the three months ended August 31, 2022 and 2021, respectively. The effective tax rate in both periods was impacted by certain discrete items, primarily the tax accounting impact for stock-based compensation.

Net income for the three months ended August 31, 2022, increased $20.5 million, or 6.2%, compared to the three months ended August 31, 2021. Diluted earnings per share were $3.39 for the three months ended August 31, 2022, which was an increase of 9.0% compared to the same period in the prior fiscal year. Diluted earnings per share increased primarily due to the increase in net income combined with the decrease in diluted weighted average common shares outstanding. The decrease in diluted weighted average common shares outstanding resulted from purchasing an aggregate of approximately 2.7 million shares of common stock under the board approved share buyback programs since the beginning of the third quarter of fiscal 2022 through the first quarter of fiscal 2023.

Uniform Rental and Facility Services Reportable Operating Segment
Three Months Ended August 31, 2022 Compared to Three Months Ended August 31, 2021

Uniform Rental and Facility Services reportable operating segment revenue was $1,697.8 million for the three months ended August 31, 2022 compared to $1,508.2 million for the same period of the prior fiscal year. The organic revenue growth rate for the reportable operating segment was 12.3%. The cost of uniform rental and facility services increased $111.5 million, or 14.3%. The reportable operating segment’s gross margin was $807.0 million. Gross margin as a percentage of revenue was 47.5% for the three months ended August 31, 2022 and 48.3% for the three months ended August 31, 2021. The change in gross margin was caused by a 40 basis point increase in energy-related expenses and investments in labor and material cost to support increased revenue growth achieved, partially offset by improved leverage of fixed costs.

Selling and administrative expenses for the Uniform Rental and Facility Services reportable operating segment increased $42.7 million in the three months ended August 31, 2022 compared to the same period of the prior fiscal year. Selling and administrative expenses as a percent of revenue for the three months ended August 31, 2022 improved to 26.0% compared to the 26.5% in the first quarter of the prior fiscal year. The improvement as percent of revenue was primarily due to efficiencies in labor realized in the three months ended August 31, 2022.

Income before income taxes increased $35.4 million, or 10.7%, for the Uniform Rental and Facility Services reportable operating segment for the three months ended August 31, 2022, compared to the same period in the prior fiscal year. Income before income taxes was 21.5% of the reportable operating segment’s revenue, which was a 30 basis point decrease from the first quarter of the prior fiscal year of 21.8%. This decrease was primarily due to the previously discussed decrease in gross margin partially offset by the improvements in selling and administrative expenses.

First Aid and Safety Services Reportable Operating Segment
Three Months Ended August 31, 2022 Compared to Three Months Ended August 31, 2021

First Aid and Safety Services reportable operating segment revenue increased from $199.1 million to $234.2 million, or 17.6%, for the three months ended August 31, 2022, over the same period in the prior fiscal year. The organic revenue growth rate for the reportable operating segment was 15.8%. First Aid and Safety Services reportable operating segment revenue was positively impacted by 1.8% due to acquisitions. The increase in revenue was driven by many factors including new business sold by sales representatives, penetration of additional products and services into existing customers, price increases and strong customer retention.

Cost of first aid and safety services increased $8.2 million, or 7.4%, for the three months ended August 31, 2022, over the three months ended August 31, 2021, due to higher sales volume. The gross margin as a percent of revenue was 49.6% for the quarter ended August 31, 2022, compared to the gross margin as a percent of revenue of 44.8% in the same period of the prior fiscal year. The improvement in gross margin from the first quarter of the prior fiscal year was primarily driven by favorable changes in the sales mix as well as efficiencies gained in labor and delivery routes.
Selling and administrative expenses increased $11.7 million in the three months ended August 31, 2022, compared to the same period of the prior fiscal year. Selling and administrative expenses as a percent of revenue for the three months ended August 31, 2022 were 32.2%, compared to 31.9% in the first quarter of the prior fiscal year. The change as a percent of revenue from the same period in the prior fiscal year was primarily due to an increase in bad debt expense partially offset by lower labor in selling and administrative expenses.

Income before income taxes for the First Aid and Safety Services reportable operating segment increased $15.1 million to $40.8 million for the three months ended August 31, 2022, compared to the same period in the prior fiscal year. Income before income taxes was 17.4% of the reportable operating segment’s revenue compared to the first quarter of the prior fiscal year of 12.9%. The increase in income before income taxes was due to the previously discussed increase in gross margin.

Liquidity and Capital Resources
The following is a summary of our cash flows and cash and cash equivalents as of and for the three months ended August 31:

(In thousands)	2022	2021

Net cash provided by operating activities	$298,156	$262,141
Net cash used in investing activities	$(86,595)	$(84,321)
Net cash used in financing activities	$(226,199)	$(590,084)

Cash and cash equivalents at the end of the period	$74,558	$79,749
Cash and cash equivalents as of August 31, 2022 and 2021, include $23.4 million and $38.1 million, respectively, that is located outside of the U.S.

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

We expect our cash flows from operating activities to remain sufficient to provide us with adequate levels of liquidity. In addition, we have access to $2.0 billion of debt capacity from our amended and restated revolving credit facility. We believe the Company has sufficient liquidity to operate in the current business environment. Acquisitions, repurchases of our common stock and dividends remain strategic objectives, but they will be dependent on the economic outlook and liquidity of the Company.

Net cash provided by operating activities was $298.2 million for the three months ended August 31, 2022, compared to $262.1 million for the three months ended August 31, 2021. The change from the prior fiscal year was primarily due to an increase in net income and favorable changes in working capital, specifically accounts payable and current income taxes, which was partially offset by unfavorable changes in working capital, specifically, accounts receivable and uniforms and other rental items in service, which resulted from the growth in revenue.

Net cash used in investing activities includes capital expenditures, purchases of investments, proceeds from sale of operating assets and cash paid for acquisitions of businesses. Capital expenditures were $70.0 million and $48.7 million for the three months ended August 31, 2022 and 2021, respectively. Capital expenditures in the three months ended August 31, 2022 included $54.1 million for the Uniform Rental and Facility Services reportable operating segment and $11.7 million for the First Aid and Safety Services reportable operating segment. The increase in capital expenditures during the three months ended August 31, 2022 over the same period in the prior fiscal year is due to an investment in the operating segments to support continued market penetration and revenue growth. Cash paid for acquisitions of businesses was $7.1 million and $35.7 million for the three months ended

August 31, 2022 and 2021, respectively. The acquisitions during both the three months ended August 31, 2022 and 2021 occurred in our Uniform Rental and Facility Services reportable operating segment, our First Aid and Safety Services reportable operating segment and our Fire Protection operating segment, which is included in All Other. During the three months ended August 31, 2021, the Company received proceeds of $15.1 million from the sale of certain operating assets, net of cash disposed in the Uniform Direct Sales operating segment, which is included in All Other. Net cash used in investing activities also includes $5.9 million and $8.7 million of purchases of investments during the three months ended August 31, 2022 and 2021, respectively.

Net cash used in financing activities was $226.2 million and $590.1 million for the three months ended August 31, 2022 and 2021, respectively. The decrease in cash used in financing activities was primarily due to the decrease in share buyback activity and debt payments, partially offset by the decrease in net issuance of commercial paper in the three months ended August 31, 2022.

On October 29, 2019, we announced that the Board of Directors authorized a $1.0 billion share buyback program, which was completed during the first quarter of fiscal 2022. On July 27, 2021, Cintas announced that the Board of Directors authorized a $1.5 billion share buyback program, which does not have an expiration date. From the inception of the July 27, 2021 share buyback program through August 31, 2022, Cintas purchased a total of 2.7 million shares of Cintas common stock at an average price of $385.66 per share for a total purchase price of $1.0 billion. On July 26, 2022, Cintas announced that the Board of Directors authorized a new $1.0 billion share buyback program, which does not have an expiration date. The following table summarizes the buyback activity by program for the three months ended August 31:

	2022			2021
Buyback Activity (In thousands except per share data)	Shares	Avg. Price per Share	Purchase Price	Shares	Avg. Price per Share	Purchase Price

October 29, 2019	—	$—	$—	1,590	$365.41	$581,220
July 27, 2021	532	396.39	210,751	—	—	—
July 26, 2022	—	—	—	—	—	—
	532	$396.39	$210,751	1,590	$365.41	$581,220

Shares acquired for taxes due (1)	270	$405.93	$109,583	198	$394.19	$78,015

Total repurchase of Cintas common stock			$320,334			$659,235
(1) Shares of Cintas common stock acquired for employee payroll taxes due on options exercised and vested restricted stock awards.

Our Board of Directors declared the following dividends:

Paid Dividends
Declaration Date (In millions except per share data)	Record Date	Payment Date	Dividend Per Share	Total Amount

Three months ended August 31, 2022
April 12, 2022	May 16, 2022	June 15, 2022	$0.95	$97.7

Three months ended August 31, 2021
April 13, 2021	May 15, 2021	June 15, 2021	$0.75	$79.1

Accrued Dividends

As of August 31, 2022
July 26, 2022 (1)	August 15, 2022	September 15, 2022	$1.15	$117.5

As of August 31, 2021
July 27, 2021 (1)	August 13, 2021	September 15, 2021	$0.95	$98.8

(1) The dividends declared during the three months ended August 31, 2022 and 2021 were included in current accrued liabilities on the consolidated condensed balance sheet at August 31, 2022 and 2021.
Any future dividend declarations, including the amount of any dividends, are at the discretion of the Board of Directors and dependent upon then-existing conditions, including the Company's consolidated operating results and consolidated financial condition, capital requirements, contractual restrictions, business prospects and other factors that the Board of Directors may deem relevant.

During the three months ended August 31, 2022 and 2021, Cintas issued $196.0 million and $326.0 million, net of commercial paper, respectively.

The following table summarizes Cintas' outstanding debt:

(In thousands)	Interest Rate		Fiscal Year Issued	Fiscal Year Maturity	August 31, 2022	May 31, 2022

Debt due within one year
Commercial paper	2.69%	(1)	2023	2023	$457,200	$261,200
Senior notes (2)	2.78%		2013	2023	50,272	50,380
Debt issuance costs					(5)	(6)
Total debt due within one year					$507,467	$311,574

Debt due after one year
Senior notes (3)	3.11%		2015	2025	$50,881	$50,965
Senior notes	3.45%		2022	2025	400,000	400,000
Senior notes	3.70%		2017	2027	1,000,000	1,000,000
Senior notes	4.00%		2022	2032	800,000	800,000
Senior notes	6.15%		2007	2037	250,000	250,000
Debt issuance costs					(16,279)	(17,033)
Total debt due after one year					$2,484,602	$2,483,932

(1)   Variable rate debt instrument. The rate presented is the variable borrowing rate at August 31, 2022.
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
The credit agreement that supports our commercial paper program has a revolving credit facility with a capacity of $2.0 billion. The credit agreement has an accordion feature that provides Cintas the ability to request increases to the borrowing commitments under the revolving credit facility of up to $500.0 million in the aggregate, subject to customary conditions. The maturity date of the revolving credit facility is March 23, 2027. As of August 31, 2022, there was $457.2 million of commercial paper outstanding with a weighted average interest rate of 2.69% and maturity dates less than 120 days and no borrowings on our revolving credit facility. As of May 31, 2022, there was $261.2 million of commercial paper outstanding with a weighted average interest rate of 1.20% and maturity dates less than 120 days and no borrowings on our revolving credit facility.

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

Our access to the commercial paper and long-term debt markets has historically provided us with sources of liquidity. We do not anticipate having difficulty in obtaining financing from those markets in the future in view of our favorable experiences in the debt markets in the recent past, including, without limitation, to repay our long-term debt that is maturing in the next twelve months. Additionally, our ability to continue to access the commercial paper and long-term debt markets on favorable interest rate and other terms will depend, to a significant degree, on the ratings assigned by the credit rating agencies to our indebtedness. As of August 31, 2022, our ratings were as follows:

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

Financial and Nonfinancial Disclosure About Issuers and Guarantors of Cintas’ Senior Notes
Cintas Corporation No. 2 (Corp. 2) is the indirectly, wholly owned principal operating subsidiary of Cintas. Corp. 2 is the issuer of the $2,550.0 million aggregate principal amount of senior notes outstanding as of August 31, 2022, which are unconditionally guaranteed, jointly and severally, by Cintas Corporation and its wholly owned, direct and indirect domestic subsidiaries.

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

	Three Months Ended
Summarized Consolidated Condensed Statement of Income (In thousands)	August 31, 2022	August 31, 2021

Net sales to unrelated parties	$2,046,494	$1,788,303
Net sales to non-guarantors	$2,828	$1,493
Operating income	$427,521	$380,322
Net income	$342,321	$320,957

Summarized Consolidated Condensed Balance Sheets (In thousands)	August 31, 2022	May 31, 2022

ASSETS
Receivables due from non-obligor subsidiaries	$9,690	$11,759
Total other current assets	$2,559,715	$2,427,494
Total other noncurrent assets	$5,097,949	$5,081,265

LIABILITIES
Amounts due to non-obligor subsidiaries	$3,846	$11,383
Current liabilities	$1,568,885	$1,388,310
Noncurrent liabilities	$3,373,716	$3,346,851

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

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements.  Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “predicts,” “projects,” “plans,” “expects,” “intends,” “target,” “forecast,” “believes,” “seeks,” “could,” “should,” “may” and “will” or the negative versions thereof and similar words, terms and expressions and by the context in which they are used. Such statements are based upon current expectations of Cintas and speak only as of the date made. You should not place undue reliance on any forward-looking statement. We cannot guarantee that any forward-looking statement will be realized. These statements are subject to various risks, uncertainties, potentially inaccurate assumptions and other factors that could cause actual results to differ from those set forth in or implied by this Quarterly Report. Factors that might cause such a difference include, but are not limited to, the possibility of greater than anticipated operating costs including energy and fuel costs; lower sales volumes; loss of customers due to outsourcing trends; the performance and costs of integration of acquisitions; inflationary pressures and fluctuations in costs of materials and labor, including increased medical costs; interest rate volatility; costs and possible effects of union organizing activities; failure to comply with government regulations concerning employment discrimination, employee pay and benefits and employee health and safety; the effect on operations of exchange rate fluctuations, tariffs and other political, economic and regulatory risks; uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation; our ability to meet our goals relating to environmental, social and governance (ESG) opportunities, improvements and efficiencies; the cost, results and ongoing assessment of internal controls for financial reporting; the effect of new accounting pronouncements; disruptions caused by the inaccessibility of computer systems data, including cybersecurity risks; the initiation or outcome of litigation, investigations or other proceedings; higher assumed sourcing or distribution costs of products; the disruption of operations from catastrophic or extraordinary events including global health pandemics such as the COVID-19 coronavirus; the amount and timing of repurchases of our common stock, if any; changes in federal and state tax and labor laws; and the reactions of competitors in terms of price and service. Cintas undertakes no obligation to publicly release any revisions to any forward-looking statements or to otherwise update any forward-looking statements whether as a result of new information or to reflect events, circumstances or any other unanticipated developments arising after the date on which such statements are made. A further list and description of risks, uncertainties and other matters can be found in our Annual Report on Form 10-K for the year ended May 31, 2022 and in our reports on Forms 10-Q and 8-K. The risks and uncertainties described herein are not the only ones we may face. Additional risks and uncertainties presently not known to us, or that we currently believe to be immaterial, may also harm our business.

ITEM 3.
QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

In our normal operations, Cintas has market risk exposure to interest rates. There has been no material change to this market risk exposure to interest rates from that which was previously disclosed on page 30 of our Annual Report on Form 10-K for the year ended May 31, 2022.

Through its foreign operations, Cintas is exposed to foreign currency risk. Foreign currency exposures arise from transactions denominated in a currency other than the functional currency and from foreign currency denominated revenue and profit translated into U.S. dollars. The primary foreign currency to which Cintas is exposed is the Canadian dollar.

ITEM 4.
CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
With the participation of Cintas’ management, including Cintas’ President and Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, Cintas has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of August 31, 2022. Based on such evaluation, Cintas’ management, including Cintas’ President and Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, has concluded that Cintas’ disclosure controls and procedures were effective as of August 31, 2022, in ensuring (i) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is accumulated and communicated to Cintas’ management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting
There were no changes in Cintas’ internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended August 31, 2022, that have materially affected, or are reasonably likely to materially affect, Cintas' internal control over financial reporting.

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

ITEM 2.
UNREGISTERED SALES OF EQUITY
SECURITIES AND USE OF PROCEEDS

Period (In millions, except share and per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan (1)	Maximum approximate dollar value of shares that may yet be purchased under the plan (1)

June 1 - 30, 2022 (2)	539,081	$396.20	531,671	$465.9
July 1 - 31, 2022 (3)	195,972	$399.53	—	$1,465.9
August 1 - 31, 2022 (4)	66,571	$427.45	—	$1,465.9
Total	801,624	$399.61	531,671	$1,465.9

(1)   On July 27, 2021, Cintas announced that the Board of Directors authorized a $1.5 billion share buyback program, which does not have an expiration date. From the inception of the July 27, 2021 share buyback program through August 31, 2022, Cintas has purchased a total of 2.7 million shares of Cintas common stock at an average price of $385.66 per share for a total purchase price of $1.0 billion. On July 26, 2022, Cintas announced that the Board of Directors authorized a new $1.0 billion share buyback program, which does not have an expiration date. There were no share buybacks under the July 26, 2022 share buyback program through August 31, 2022.
(2)   During June 2022, Cintas acquired 7,410 shares of Cintas common stock in trade for employee payroll taxes due on options exercised and restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $381.93 per share for a total purchase price of $2.8 million.
(3)  During July 2022, Cintas acquired 195,972 shares of Cintas common stock in trade for employee payroll taxes due on options exercised and restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $399.53 per share for a total purchase price of $78.3 million.
(4)  During August 2022, Cintas acquired 66,571 shares of Cintas common stock in trade for employee payroll taxes due on options exercised and restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $427.45 per share for a total purchase price of $28.5 million.

ITEM 6.
EXHIBITS

10.1	Amendment No. 2 to Cintas Corporation 2016 Equity and Incentive Compensation Plan.
10.2	Amendment No. 3 to Cintas Corporation 2016 Equity and Incentive Compensation Plan.
22
Subsidiary Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize Securities of the Registrant (Incorporated by reference to Exhibit 22 to Cintas' Annual Report on Form 10-K for the year ended May 31, 2022).

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101
The following financial statements from Cintas' Quarterly Report on Form 10-Q for the period ended August 31, 2022, formatted in Inline XBRL: (i) Consolidated Condensed Statements of Income (unaudited), (ii) Consolidated Condensed Statements of Comprehensive Income (unaudited), (iii) Consolidated Condensed Balance Sheets (unaudited), (iv) Consolidated Condensed Statements of Shareholders' Equity (unaudited), (v) Consolidated Condensed Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Condensed Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINTAS CORPORATION
(Registrant)

Date:	October 6, 2022	/s/	J. Michael Hansen

J. Michael Hansen
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)