Form 10-Q
period 2023-02-28
CINTAS CORP
filed 2023-04-06
CIK 723254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	February 28, 2023
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding March 31, 2023
Common Stock, no par value	101,701,804

CINTAS CORPORATION

Part I. Financial Information
ITEM 1.
FINANCIAL STATEMENTS
CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands except per share data)	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022
Revenue:
Uniform rental and facility services	$1,716,165	$1,553,320	$5,123,924	$4,596,767
Other	473,821	407,222	1,407,374	1,183,006
Total revenue	2,189,986	1,960,542	6,531,298	5,779,773

Costs and expenses:
Cost of uniform rental and facility services	907,993	834,082	2,705,486	2,430,644
Cost of other	247,962	228,306	741,222	663,078
Selling and administrative expenses	587,219	490,549	1,752,724	1,503,117

Operating income	446,812	407,605	1,331,866	1,182,934

Interest income	(373)	(56)	(872)	(168)
Interest expense	28,819	22,030	85,459	65,786

Income before income taxes	418,366	385,631	1,247,279	1,117,316
Income taxes	92,539	70,183	245,470	176,020
Net income	$325,827	$315,448	$1,001,809	$941,296

Basic earnings per share	$3.19	$3.04	$9.82	$9.05

Diluted earnings per share	$3.14	$2.97	$9.65	$8.84

Dividends declared per share	$1.15	$0.95	$3.45	$2.85

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022

Net income	$325,827	$315,448	$1,001,809	$941,296

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(7,972)	5,297	(37,079)	(26,191)
Change in fair value of interest rate lock agreements, net of tax expense of $513, $11,832, $3,364 and $3,022, respectively	1,501	34,567	9,829	8,828
Amortization of interest rate lock agreements, net of tax benefit of $(512), $(149), $(1,537) and $(445), respectively	(1,521)	(459)	(4,563)	(1,378)
Other comprehensive (loss) income, net of tax expense of $1, $11,683, $1,827 and $2,577, respectively	(7,992)	39,405	(31,813)	(18,741)

Comprehensive income	$317,835	$354,853	$969,996	$922,555

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands except per share data)	February 28, 2023	May 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$88,563	$90,471
Accounts receivable, net	1,133,096	1,006,220
Inventories, net	531,270	472,150
Uniforms and other rental items in service	999,029	916,706
Income taxes, current	2,990	21,708
Prepaid expenses and other current assets	155,208	124,728
Total current assets	2,910,156	2,631,983

Property and equipment, net	1,358,181	1,323,673

Investments	241,796	242,873
Goodwill	3,043,578	3,042,976
Service contracts, net	357,146	391,638
Operating lease right-of-use assets, net	178,524	170,003
Other assets, net	376,620	344,110
	$8,466,001	$8,147,256

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$281,649	$251,504
Accrued compensation and related liabilities	203,726	236,992
Accrued liabilities	610,863	588,948
Operating lease liabilities, current	42,970	43,872
Debt due within one year	249,053	311,574
Total current liabilities	1,388,261	1,432,890

Long-term liabilities:
Debt due after one year	2,485,952	2,483,932
Deferred income taxes	496,778	473,777
Operating lease liabilities	139,107	129,064
Accrued liabilities	322,647	319,397
Total long-term liabilities	3,444,484	3,406,170

Shareholders’ equity:
Preferred stock, no par value:	—	—
100,000 shares authorized, none outstanding
Common stock, no par value, and paid-in capital:	1,981,610	1,771,917
425,000,000 shares authorized
FY 2023: 192,031,528 shares issued and 101,672,333 shares outstanding
FY 2022: 190,837,921 shares issued and 101,711,215 shares outstanding
Retained earnings	9,368,678	8,719,163
Treasury stock:	(7,793,136)	(7,290,801)
FY 2023: 90,359,195 shares
FY 2022: 89,126,706 shares
Accumulated other comprehensive income	76,104	107,917
Total shareholders’ equity	3,633,256	3,308,196
	$8,466,001	$8,147,256

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock and Paid-In Capital		Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total Shareholders' Equity
(In thousands)	Shares	Amount			Shares	Amount

Balance at June 1, 2022	190,838	$1,771,917	$8,719,163	$107,917	(89,127)	$(7,290,801)	$3,308,196
Net income	—	—	351,689	—	—	—	351,689
Comprehensive loss, net of tax	—	—	—	(19,793)	—	—	(19,793)
Dividends	—	—	(117,461)	—	—	—	(117,461)
Stock-based compensation	—	26,282	—	—	—	—	26,282
Vesting of stock-based compensation awards	273	—	—	—	—	—	—
Stock options exercised	543	80,638	—	—	(193)	(79,591)	1,047
Repurchase of common stock	—	—	—	—	(802)	(320,334)	(320,334)
Balance at August 31, 2022	191,654	$1,878,837	$8,953,391	$88,124	(90,122)	$(7,690,726)	$3,229,626
Net income	—	—	324,293	—	—	—	324,293
Comprehensive loss, net of tax	—	—	—	(4,028)	—	—	(4,028)
Dividends	—	—	(117,338)	—	—	—	(117,338)
Stock-based compensation	—	25,255	—	—	—	—	25,255
Vesting of stock-based compensation awards	9	—	—	—	—	—	—
Stock options exercised	194	29,053	—	—	(66)	(27,975)	1,078
Repurchase of common stock	—	—	—	—	(68)	(28,348)	(28,348)
Balance at November 30, 2022	191,857	$1,933,145	$9,160,346	$84,096	(90,256)	$(7,747,049)	$3,430,538
Net income	—	—	325,827	—	—	—	325,827
Comprehensive loss, net of tax	—	—	—	(7,992)	—	—	(7,992)
Dividends	—	—	(117,495)	—	—	—	(117,495)
Stock-based compensation	—	23,797	—	—	—	—	23,797
Vesting of stock-based compensation awards	3	—	—	—	—	—	—
Stock options exercised	172	24,668	—	—	(54)	(23,852)	816
Repurchase of common stock	—	—	—	—	(49)	(22,235)	(22,235)
Balance at February 28, 2023	192,032	$1,981,610	$9,368,678	$76,104	(90,359)	$(7,793,136)	$3,633,256

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock and Paid-In Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
(In thousands)	Shares	Amount			Shares	Amount

Balance at June 1, 2021	189,071	$1,516,202	$7,877,015	$30,888	(85,010)	$(5,736,258)	$3,687,847
Net income	—	—	331,179	—	—	—	331,179
Comprehensive loss, net of tax	—	—	—	(61,154)	—	—	(61,154)
Dividends	—	—	(98,826)	—	—	—	(98,826)
Stock-based compensation	—	36,496	—	—	—	—	36,496
Vesting of stock-based compensation awards	493	—	—	—	—	—	—
Stock options exercised	564	72,896	—	—	—	—	72,896
Repurchase of common stock	—	—	—	—	(1,788)	(659,235)	(659,235)
Balance at August 31, 2021	190,128	$1,625,594	$8,109,368	$(30,266)	(86,798)	$(6,395,493)	$3,309,203
Net income	—	—	294,669	—	—	—	294,669
Comprehensive income, net of tax	—	—	—	3,008	—	—	3,008
Dividends	—	—	(98,961)	—	—	—	(98,961)
Stock-based compensation	—	24,397	—	—	—	—	24,397
Vesting of stock-based compensation awards	31	—	—	—	—	—	—
Stock options exercised	317	36,302	—	—	—	—	36,302
Repurchase of common stock	—	—	—	—	(13)	(5,491)	(5,491)
Balance at November 30, 2021	190,476	$1,686,293	$8,305,076	$(27,258)	(86,811)	$(6,400,984)	$3,563,127
Net income	—	—	315,448	—	—	—	315,448
Comprehensive income, net of tax	—	—	—	39,405	—	—	39,405
Dividends	—	—	(98,197)	—	—	—	(98,197)
Stock-based compensation	—	22,794	—	—	—	—	22,794
Vesting of stock-based compensation awards	2	—	—	—	—	—	—
Stock options exercised	215	20,438	—	—	(30)	(12,000)	8,438
Repurchase of common stock	—	—	—	—	(1,436)	(557,115)	(557,115)
Balance at February 28, 2022	190,693	$1,729,525	$8,522,327	$12,147	(88,277)	$(6,970,099)	$3,293,900

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In thousands)	February 28, 2023	February 28, 2022
Cash flows from operating activities:
Net income	$1,001,809	$941,296
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	190,801	184,464
Amortization of intangible assets and capitalized contract costs	113,281	112,859
Stock-based compensation	75,334	83,687
Gain on equity method investment transaction	—	(30,151)
Gain on sale of operating assets	—	(12,129)
Deferred income taxes	22,001	42,652
Change in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(132,473)	(99,223)
Inventories, net	(60,563)	2,311
Uniforms and other rental items in service	(85,991)	(77,584)
Prepaid expenses and other current assets and capitalized contract costs	(116,842)	(77,450)
Accounts payable	32,851	6,168
Accrued compensation and related liabilities	(32,666)	(28,400)
Accrued liabilities and other	17,856	(17,717)
Income taxes, current	18,793	(43,728)
Net cash provided by operating activities	1,044,191	987,055

Cash flows from investing activities:
Capital expenditures	(224,116)	(165,851)
Purchases of investments	(4,618)	(6,024)
Proceeds from sale of operating assets, net of cash disposed	—	15,347
Acquisitions of businesses, net of cash acquired	(32,983)	(150,844)
Other, net	(6,894)	(8,939)
Net cash used in investing activities	(268,611)	(316,311)

Cash flows from financing activities:
(Payments) issuance of commercial paper, net	(62,200)	559,210
Repayment of debt	—	(250,000)
Proceeds from exercise of stock-based compensation awards	2,941	117,636
Dividends paid	(332,421)	(276,922)
Repurchase of common stock	(370,917)	(1,221,841)
Other, net	(11,996)	(6,657)
Net cash used in financing activities	(774,593)	(1,078,574)

Effect of exchange rate changes on cash and cash equivalents	(2,895)	(1,674)

Net decrease in cash and cash equivalents	(1,908)	(409,504)
Cash and cash equivalents at beginning of period	90,471	493,640
Cash and cash equivalents at end of period	$88,563	$84,136
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

Inventories, net are valued at the lower of cost (first-in, first-out) or net realizable value. Inventory is comprised of the following:

(In thousands)	February 28, 2023	May 31, 2022

Raw materials	$26,440	$19,071
Work in process	59,342	34,280
Finished goods	445,488	418,799
	$531,270	$472,150
Inventories are recorded net of reserves for obsolete inventory (excess and slow-moving) of $83.0 million and $100.3 million at February 28, 2023 and May 31, 2022, respectively. The inventory obsolescence reserve is determined by specific identification, as well as an estimate based on Cintas' historical rates of obsolescence. Once a specific inventory item is written down to the lower of cost or net realizable value, a new cost basis has been established, and that inventory item cannot subsequently be marked up.
New Accounting Pronouncements
There are no new accounting pronouncements recently issued or newly effective that had, or are expected to have, a material impact on Cintas' consolidated condensed financial statements.

Note 2 - Revenue Recognition
The following table presents Cintas' total revenue disaggregated by operating segment:

	Three Months Ended				Nine Months Ended
(In thousands)	February 28, 2023		February 28, 2022		February 28, 2023		February 28, 2022

Uniform Rental and Facility Services	$1,716,165	78.4%	$1,553,320	79.2%	$5,123,924	78.5%	$4,596,767	79.5%
First Aid and Safety Services	231,605	10.6%	212,958	10.9%	701,740	10.7%	614,234	10.6%
Fire Protection Services	155,762	7.1%	128,727	6.6%	454,211	7.0%	380,199	6.6%
Uniform Direct Sales	86,454	3.9%	65,537	3.3%	251,423	3.8%	188,573	3.3%
Total revenue	$2,189,986	100.0%	$1,960,542	100.0%	$6,531,298	100.0%	$5,779,773	100.0%

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

Revenue recorded is presented net of sales and other taxes we collect on behalf of governmental authorities. Shipping and handling costs charged to customers are treated as fulfillment activities and are recorded in both revenue and cost of sales at the time control is transferred to the customer. Certain of our customer contracts include pricing terms and conditions that include components of variable consideration. The variable consideration is typically in the form of consideration paid to a customer based on performance metrics specified within the contract. Specifically, some contracts contain discounts or rebates that the customer can earn through the achievement of specified volume levels. Each component of variable consideration is earned based on the Company's actual performance during the measurement period specified within the contract. To determine the transaction price, the Company estimates the variable consideration using the most likely amount method, based on the specific contract provisions and known performance results during the relevant measurement period. When determining if variable consideration should be constrained, the Company considers whether factors outside its control could result in a significant reversal of revenue. In making these assessments, the Company considers the likelihood and magnitude of a potential reversal. The Company's performance period generally corresponds with the monthly invoice period. No constraints on our revenue recognition were applied during the three or nine months ended February 28, 2023 or 2022. The Company reassesses these estimates during each reporting period. Cintas maintains a liability for these discounts and rebates within accrued liabilities on the consolidated condensed balance sheets. Variable consideration also includes consideration paid to a customer at the beginning of a contract. Cintas capitalizes this consideration and amortizes it over the life of the contract as a reduction to revenue. These assets are included in prepaid expenses and other current assets and in other assets, net on the consolidated condensed balance sheets.

We are exposed to credit losses primarily through our trade receivables. We determine the allowance for credit losses using both an estimate, based on historical rates of collections, and reserves for specific accounts identified as uncollectible. The portion of the allowance for credit losses that is an estimate based on Cintas' historical rates of collections is recorded for overdue amounts, beginning with a nominal percentage when the account is current and increasing substantially as the account ages. The amount provided as the account ages will differ slightly between the Uniform Rental and Facility Services reportable operating segment, the First Aid and Safety Services reportable operating segment and All Other because of differences in customers served and the nature of each business. We update our allowance for credit losses quarterly, considering recent write-offs and collections information and underlying economic expectations.

Costs to Obtain a Contract
The Company capitalizes commission expenses paid to our employee-partners when the commissions are deemed to be incremental for obtaining the route servicing customer contract. As permitted by Accounting Standards Codification 606, "Revenue from Contracts with Customers (Topic 606)", the Company has elected to apply the guidance to a portfolio of contracts (or performance obligations) with similar characteristics because the Company reasonably expects that the effects on the consolidated condensed financial statements of applying this guidance to the portfolio would not differ materially from applying this guidance to the individual contracts within the portfolio. The Company also continues to expense certain costs to obtain a contract if those costs do not meet the criteria of the standard or the amortization period of the asset would have been one year or less. The deferred commissions are amortized on a straight-line basis over the expected period of benefit. We review the deferred commission balances for impairment on an ongoing basis. Deferred commissions are classified as current or noncurrent based on the timing of when we expect to recognize the expense. The current portion is included in prepaid expenses and other current assets and the noncurrent portion is included in other assets, net on the Company's consolidated condensed balance sheets. As of February 28, 2023, the current and noncurrent assets related to deferred commissions totaled $90.4 million and $248.8 million, respectively. As of May 31, 2022, the current and noncurrent assets related to deferred commissions totaled $83.7 million and $232.2 million, respectively. We recorded amortization expense related to deferred commissions of $24.0 million and $22.0 million during the three months ended February 28, 2023 and 2022, respectively. During the nine months ended February 28, 2023 and 2022, we recorded amortization expense related to deferred commissions of $69.8 million and $65.1 million, respectively. These expenses are classified in selling and administrative expenses on the consolidated condensed statements of income.
Note 3 - Leases
Cintas has operating leases for certain operating facilities, vehicles and equipment, which provide the right to use the underlying asset and require lease payments over the term of the lease. Each new contract is evaluated to determine if an arrangement contains a lease and whether that lease meets the classification criteria of a finance or operating lease. All identified leases are recorded on the consolidated condensed balance sheets with a corresponding operating lease right-of-use asset, net, representing the right to use the underlying asset for the lease term and the operating lease liabilities representing the obligation to make lease payments arising from the lease. Short-term operating leases, which have an initial term of 12 months or less, are not recorded on the consolidated condensed balance sheets.

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

Operating lease costs, including short-term lease expense and variable lease costs which were immaterial in both periods, were $19.8 million and $19.0 million for the three months ended February 28, 2023 and 2022, respectively. For the nine months ended February 28, 2023 and 2022, operating lease costs, including short-term lease expense and variable lease costs which were immaterial in both periods, were $59.3 million and $55.2 million, respectively.

The following table provides supplemental information related to the Company's consolidated condensed statements of cash flows for the nine months ended February 28:

(In thousands)	2023	2022

Cash paid for amounts included in the measurement of operating lease liabilities	$37,103	$36,923
Operating lease right-of-use assets obtained in exchange for new and renewed operating lease liabilities	$42,900	$17,452
Operating lease right-of-use assets acquired in business combinations	$—	$17,734

Other information related to the operating lease right-of-use assets, net and operating lease liabilities was as follows:

	February 28, 2023	May 31, 2022

Weighted-average remaining lease term - operating leases	5.43 years	5.40 years
Weighted-average discount rate - operating leases	2.75%	2.20%
The contractual future minimum lease payments of Cintas' operating lease liabilities by fiscal year are as follows as of February 28, 2023:

(In thousands)

2023 (remaining three months)	$12,310
2024	45,627
2025	37,790
2026	30,830
2027	22,314
Thereafter	47,856
Total payments	196,727
Less interest	(14,650)
Total present value of lease payments	$182,077

Note 4 - Fair Value Measurements
All financial instruments that are measured at fair value on a recurring basis (at least annually) have been classified within the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the consolidated condensed balance sheet dates. These financial instruments measured at fair value on a recurring basis are summarized below:

	As of February 28, 2023
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$88,563	$—	$—	$88,563
Other assets, net:
Interest rate lock agreements	—	70,071	—	70,071
Total assets at fair value	$88,563	$70,071	$—	$158,634

	As of May 31, 2022
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$90,471	$—	$—	$90,471
Other assets, net:
Interest rate lock agreements	—	56,877	—	56,877
Total assets at fair value	$90,471	$56,877	$—	$147,348

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

Note 5 - Investments
Cintas' investments are summarized as follows:

(In thousands)	February 28, 2023	May 31, 2022

Cash surrender value of insurance policies	$237,423	$237,136
Other investments	4,373	5,737
Total investments	$241,796	$242,873

Investments are generally evaluated for impairment on an annual basis or when indicators of impairment exist. For the three and nine months ended February 28, 2023 and 2022, no impairment losses were recorded.

Note 6 - Earnings Per Share
Cintas uses the two-class method to calculate basic and diluted earnings per share as a result of outstanding participating securities in the form of restricted stock awards. The following tables set forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Cintas’ common shares:

	Three Months Ended		Nine Months Ended
Basic Earnings per Share (In thousands except per share data)	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022

Net income	$325,827	$315,448	$1,001,809	$941,296
Less: net income allocated to participating securities	1,351	1,581	4,155	4,706
Net income available to common shareholders	$324,476	$313,867	$997,654	$936,590
Basic weighted average common shares outstanding	101,714	103,388	101,589	103,438

Basic earnings per share	$3.19	$3.04	$9.82	$9.05

	Three Months Ended		Nine Months Ended
Diluted Earnings per Share (In thousands except per share data)	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022

Net income	$325,827	$315,448	$1,001,809	$941,296
Less: net income allocated to participating securities	1,351	1,581	4,155	4,706
Net income available to common shareholders	$324,476	$313,867	$997,654	$936,590
Basic weighted average common shares outstanding	101,714	103,388	101,589	103,438
Effect of dilutive securities – employee stock options	1,704	2,253	1,774	2,458
Diluted weighted average common shares outstanding	103,418	105,641	103,363	105,896

Diluted earnings per share	$3.14	$2.97	$9.65	$8.84

For the three months ended February 28, 2023 and 2022, options granted to purchase 0.5 million and 0.6 million shares of Cintas common stock, respectively, were excluded from the computation of diluted earnings per share. For the nine months ended February 28, 2023 and 2022, options granted to purchase 1.0 million and 0.5 million shares of Cintas common stock, respectively, were excluded from the computation of diluted earnings per share. The exercise prices of these options were greater than the average market price of the common stock (anti-dilutive).

On October 29, 2019, we announced that the Board of Directors authorized a $1.0 billion share buyback program, which was completed during the first quarter of fiscal 2022. On July 27, 2021, Cintas announced that the Board of Directors authorized a $1.5 billion share buyback program, which does not have an expiration date. From the inception of the July 27, 2021 share buyback program through February 28, 2023, Cintas purchased a total of 2.7 million shares of Cintas common stock at an average price of $385.62 per share for a total purchase price of $1.0 billion. On July 26, 2022, Cintas announced that the Board of Directors authorized a new $1.0 billion share buyback program, which does not have an expiration date. The following tables summarize the share buyback activity by program and period:

	Three Months Ended			Nine Months Ended
	February 28, 2023			February 28, 2023
Buyback Activity (In thousands except per share data)	Shares	Avg. Price per Share	Purchase Price	Shares	Avg. Price per Share	Purchase Price

July 27, 2021	—	$—	$—	544	$395.97	$215,434
July 26, 2022	—	—	—	—	—	—
	—	$—	$—	544	$395.97	$215,434

Shares acquired for taxes due (1)	49	$448.79	$22,235	375	$414.23	$155,483

Total repurchase of Cintas common stock			$22,235			$370,917

	Three Months Ended			Nine Months Ended
	February 28, 2022			February 28, 2022
Buyback Activity (In thousands except per share data)	Shares	Avg. Price per Share	Purchase Price	Shares	Avg. Price per Share	Purchase Price

October 29, 2019	—	$—	$—	1,590	$365.41	$581,220
July 27, 2021	1,386	388.03	537,655	1,386	388.03	537,655
	1,386	$388.03	$537,655	2,976	$375.94	$1,118,875

Shares acquired for taxes due (1)	50	$390.60	$19,460	261	$394.84	$102,966

Total repurchase of Cintas common stock			$557,115			$1,221,841
(1) Shares of Cintas common stock acquired for employee payroll taxes due on options exercised and vested restricted stock awards.

In addition to the share buyback activity presented above, Cintas acquired shares of Cintas common stock, via non-cash transactions, in connection with net-share settlements of option exercises. The following tables summarizes Cintas' non-cash share buyback activity:

	Three Months Ended			Nine Months Ended
	February 28, 2023			February 28, 2023
(In thousands except per share data)	Shares	Avg. Price per Share	Non-Cash Value	Shares	Avg. Price per Share	Non-Cash Value

Non-cash transaction activity	54	$445.60	$23,852	313	$419.78	$131,418

	Three Months Ended			Nine Months Ended
	February 28, 2022			February 28, 2022
	Shares	Avg. Price per Share	Non-Cash Value	Shares	Avg. Price per Share	Non-Cash Value

Non-cash transaction activity	30	$391.03	$12,000	30	$391.03	$12,000

Note 7 - Goodwill, Service Contracts and Other Assets, Net
Changes in the carrying amount of goodwill and service contracts for the nine months ended February 28, 2023, by reportable operating segment and All Other, are as follows:

Goodwill (in thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Total

Balance as of June 1, 2022	$2,635,099	$285,769	$122,108	$3,042,976
Goodwill acquired	13,370	6,642	756	20,768
Foreign currency translation	(18,466)	(1,636)	(64)	(20,166)
Balance as of February 28, 2023	$2,630,003	$290,775	$122,800	$3,043,578

Service Contracts (in thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Total

Balance as of June 1, 2022	$349,634	$24,144	$17,860	$391,638
Service contracts acquired	5,679	1,823	1,154	8,656
Service contracts amortization	(32,454)	(3,845)	(3,267)	(39,566)
Foreign currency translation	(3,432)	(150)	—	(3,582)
Balance as of February 28, 2023	$319,427	$21,972	$15,747	$357,146
Information regarding Cintas’ service contracts and other assets, net is as follows:

	As of February 28, 2023			As of May 31, 2022
(In thousands)	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net

Service contracts	$1,001,864	$644,718	$357,146	$1,001,311	$609,673	$391,638

Capitalized contract costs (1)	$637,891	$389,140	$248,751	$551,582	$319,358	$232,224
Noncompete and consulting agreements	51,563	45,131	6,432	50,637	43,775	6,862
Other	142,813	21,376	121,437	125,941	20,917	105,024
Total other assets, net	$832,267	$455,647	$376,620	$728,160	$384,050	$344,110
(1)    The current portion of capitalized contract costs, included in prepaid expenses and other current assets on the consolidated condensed balance sheets as of February 28, 2023 and May 31, 2022, is $90.4 million and $83.7 million, respectively.

Amortization expense for service contracts and other assets, was $37.8 million and $38.0 million for the three months ended February 28, 2023 and 2022, respectively. For the nine months ended February 28, 2023 and 2022, amortization expense for service contracts and other assets was $111.5 million and $111.4 million, respectively. These expenses are recorded in selling and administrative expenses on the consolidated condensed statements of income. As of February 28, 2023, the estimated future amortization expense for service contracts and other assets, excluding any future acquisitions and commissions to be earned, is as follows:

Fiscal Year (In thousands)

2023 (remaining three months)	$37,864
2024	142,394
2025	127,831
2026	107,040
2027	87,552
Thereafter	203,474
Total future amortization expense	$706,155

Note 8 - Debt, Derivatives and Hedging Activities
Cintas' outstanding debt is summarized as follows:

(In thousands)	Interest Rate		Fiscal Year Issued	Fiscal Year Maturity	February 28, 2023	May 31, 2022

Debt due within one year
Commercial paper	4.79%	(1)	2023	2023	$199,000	$261,200
Senior notes (2)	2.78%		2013	2023	50,054	50,380
Debt issuance costs					(1)	(6)
Total debt due within one year					$249,053	$311,574

Debt due after one year
Senior notes (3)	3.11%		2015	2025	$50,714	$50,965
Senior notes	3.45%		2022	2025	400,000	400,000
Senior notes	3.70%		2017	2027	1,000,000	1,000,000
Senior notes	4.00%		2022	2032	800,000	800,000
Senior notes	6.15%		2007	2037	250,000	250,000
Debt issuance costs					(14,762)	(17,033)
Total debt due after one year					$2,485,952	$2,483,932
(1)    Variable rate debt instrument. The rate presented is the variable borrowing rate at February 28, 2023.
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

Cintas' senior notes, excluding the G&K senior notes assumed with the acquisition of G&K in fiscal 2017, are recorded at cost, net of debt issuance costs. The fair value of the long-term debt is estimated using Level 2 inputs based on general market prices. The carrying value and fair value of Cintas' debt as of February 28, 2023 were $2,749.0 million and $2,641.2 million, respectively, and as of May 31, 2022 were $2,811.2 million and $2,862.2 million, respectively. During the nine months ended February 28, 2023, Cintas paid $62.2 million, net of commercial paper. During the nine months ended February 28, 2022, Cintas issued $559.2 million, net of commercial paper.

The credit agreement that supports our commercial paper program has a revolving credit facility with a capacity of $2.0 billion. The credit agreement has an accordion feature that provides Cintas the ability to request increases to the borrowing commitments under the revolving credit facility of up to $500.0 million in the aggregate, subject to customary conditions. The maturity date of the revolving credit facility is March 23, 2027. As of February 28, 2023, there was $199.0 million of commercial paper outstanding with a weighted average interest rate of 4.79% and maturity dates less than 90 days and no borrowings on our revolving credit facility. As of May 31, 2022, there was $261.2 million of commercial paper outstanding with a weighted average interest rate of 1.20% and maturity dates less than 90 days and no borrowings on our revolving credit facility. The fair value of the commercial paper, which approximates carrying value, is estimated using level 2 inputs based on general market prices and interest rates.

Cintas uses interest rate locks to manage its overall interest expense as interest rate locks effectively change the interest rate of specific debt issuances. The interest rate locks are entered into to protect against unfavorable movements in the benchmark treasury rate related to forecasted debt issuances. Cintas used interest rate locks, which represent cash flow hedges, to hedge against movements in the treasury rates at the time Cintas issued its senior notes in fiscal 2007, fiscal 2013, fiscal 2017 and fiscal 2022. The amortization of the interest rate locks resulted in a decrease to comprehensive income of $1.5 million and $0.5 million for the three months ended February 28, 2023 and 2022, respectively. For the nine months ended February 28, 2023 and 2022, the amortization of the interest rate locks resulted in a decrease to comprehensive income of $4.6 million and $1.4 million, respectively.

During fiscal 2022 and fiscal 2020, Cintas entered into interest rate lock agreements for forecasted debt issuances. The aggregate notional value of outstanding cash flow hedges was $500.0 million at both February 28, 2023 and May 31, 2022. The fair values of the outstanding interest rate locks, for forecasted debt issuances, are summarized as follows:

	February 28, 2023	May 31, 2022
Fiscal Year of Issuance (in thousands)	Other assets, net	Other assets, net

2022	$25,654	$18,331
2020	$44,417	$38,546

The change in fair value of the interest rate locks are recorded in other comprehensive (loss) income, net of tax. These interest rate locks had no impact on net income or cash flows for the three and nine months ended February 28, 2023 or 2022.

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

Note 9 - Income Taxes
In the normal course of business, Cintas provides for uncertain tax positions and the related interest and adjusts its unrecognized tax benefits and accrued interest accordingly. As of February 28, 2023 and May 31, 2022, recorded unrecognized tax benefits were $27.9 million and $30.8 million, respectively, and are included in long-term accrued liabilities on the consolidated condensed balance sheets.

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

Cintas’ effective tax rate was 22.1% and 18.2% for the three months ended February 28, 2023 and 2022, respectively. For the nine months ended February 28, 2023 and 2022, Cintas' effective tax rate was 19.7% and 15.8%, respectively. The effective tax rate for all periods was impacted by certain discrete items (primarily the tax accounting for stock-based compensation).

Note 10 - Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income (loss), net of tax:

(In thousands)	Foreign Currency	Unrealized Income on Interest Rate Locks	Other	Total

Balance at June 1, 2022	$17,006	$92,688	$(1,777)	$107,917
Other comprehensive (loss) income before reclassifications	(19,206)	934	—	(18,272)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,521)	—	(1,521)
Net current period other comprehensive loss	(19,206)	(587)	—	(19,793)
Balance at August 31, 2022	(2,200)	92,101	(1,777)	88,124
Other comprehensive (loss) income before reclassifications	(9,901)	7,394	—	(2,507)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,521)	—	(1,521)
Net current period other comprehensive (loss) income	(9,901)	5,873	—	(4,028)
Balance at November 30, 2022	(12,101)	97,974	(1,777)	84,096
Other comprehensive (loss) income before reclassifications	(7,972)	1,501	—	(6,471)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,521)	—	(1,521)
Net current period other comprehensive loss	(7,972)	(20)	—	(7,992)
Balance at February 28, 2023	$(20,073)	$97,954	$(1,777)	$76,104

(In thousands)	Foreign Currency	Unrealized (Loss) Income on Interest Rate Locks	Other	Total

Balance at June 1, 2021	$41,839	$(7,308)	$(3,643)	$30,888
Other comprehensive loss before reclassifications	(24,016)	(36,679)	—	(60,695)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(459)	—	(459)
Net current period other comprehensive loss	(24,016)	(37,138)	—	(61,154)
Balance at August 31, 2021	17,823	(44,446)	(3,643)	(30,266)
Other comprehensive (loss) income before reclassifications	(7,472)	10,940	—	3,468
Amounts reclassified from accumulated other comprehensive income (loss)	—	(460)	—	(460)
Net current period other comprehensive (loss) income	(7,472)	10,480	—	3,008
Balance at November 30, 2021	10,351	(33,966)	(3,643)	(27,258)
Other comprehensive income before reclassifications	5,297	34,567	—	39,864
Amounts reclassified from accumulated other comprehensive income (loss)	—	(459)	—	(459)
Net current period other comprehensive income	5,297	34,108	—	39,405
Balance at February 28, 2022	$15,648	$142	$(3,643)	$12,147

The following table summarizes the reclassifications out of accumulated other comprehensive income (loss):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line in the Consolidated Condensed Statements of Income
	Three Months Ended		Nine Months Ended
(In thousands)	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022

Amortization of interest rate locks	$2,033	$608	$6,100	$1,823	Interest expense
Tax expense	(512)	(149)	(1,537)	(445)	Income taxes
Amortization of interest rate locks, net of tax	$1,521	$459	$4,563	$1,378

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

(In thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Corporate (1)	Total

For the three months ended February 28, 2023
Revenue	$1,716,165	$231,605	$242,216	$—	$2,189,986
Income (loss) before income taxes	$359,995	$47,271	$39,546	$(28,446)	$418,366

For the three months ended February 28, 2022
Revenue	$1,553,320	$212,958	$194,264	$—	$1,960,542
Income (loss) before income taxes	$355,990	$26,304	$25,311	$(21,974)	$385,631

As of and for the nine months ended February 28, 2023
Revenue	$5,123,924	$701,740	$705,634	$—	$6,531,298
Income (loss) before income taxes	$1,093,861	$133,612	$104,393	$(84,587)	$1,247,279
Total assets	$7,150,227	$694,777	$532,434	$88,563	$8,466,001

As of and for the nine months ended February 28, 2022
Revenue	$4,596,767	$614,234	$568,772	$—	$5,779,773
Income (loss) before income taxes	$1,022,987	$74,109	$85,838	$(65,618)	$1,117,316
Total assets	$7,022,646	$668,475	$393,343	$84,136	$8,168,600
(1) Corporate assets include cash and cash equivalents and marketable securities, if applicable, in all periods.

Note 12 - Litigation and Other Contingencies
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

The Company is a defendant in a purported class action lawsuit, City of Laurel, Mississippi v. Cintas Corporation No. 2, filed on March 12, 2021. This is a contract dispute whereby plaintiffs allege that Cintas breached its contracts with participating public agencies and seek, among other things, contract-based damages in an unspecified amount. In March 2022, the District Court denied Cintas’ motion to compel arbitration, and on March 6, 2023, the Ninth Circuit Court of Appeals affirmed. Liability in this matter is not probable nor estimable at this time. However, this matter, if decided adversely to Cintas or settled, may result in liability material to Cintas’ consolidated financial condition, consolidated results of operations or consolidated cash flows.

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

Results of Operations
Cintas classifies its business into two reportable operating segments and places the remainder of its operating segments in an All Other category. Cintas’ two reportable operating segments are Uniform Rental and Facility Services and First Aid and Safety Services. The Uniform Rental and Facility Services reportable operating segment consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items. In addition to these rental items, restroom cleaning services and supplies and the sale of items from our catalogs to our customers on route are included within this reportable operating segment. The First Aid and Safety Services reportable operating segment consists of first aid and safety products and services. The remainder of Cintas’ business, which consists of the Fire Protection Services operating segment and the Uniform Direct Sale operating segment, is included in All Other. These operating segments consist of fire protection products and services and the direct sale of uniforms and related items. Cintas evaluates operating segment performance based on revenue and income before income taxes. Revenue and income before income taxes for the three and nine months ended February 28, 2023 and 2022, for the two reportable operating segments and All Other are presented in Note 11 entitled Segment Information of “Notes to Consolidated Condensed Financial Statements.”

Consolidated Results
Three Months Ended February 28, 2023 Compared to Three Months Ended February 28, 2022

Total revenue increased 11.7% to $2,190.0 million for the three months ended February 28, 2023, compared to $1,960.5 million for the three months ended February 28, 2022. The organic revenue growth rate, which adjusts for the impact of acquisitions and foreign currency exchange rate fluctuations, was 11.8%. Revenue growth was positively impacted by 0.3% due to acquisitions and negatively impacted by 0.4% due to foreign currency exchange rate fluctuations.

Uniform Rental and Facility Services reportable operating segment revenue was $1,716.2 million for the three months ended February 28, 2023, compared to $1,553.3 million for the same period in the prior fiscal year, which was an increase of 10.5%. The organic revenue growth rate for this reportable operating segment was 10.8%. Revenue growth in the Uniform Rental and Facility Services reportable operating segment was positively impacted by 0.2% due to acquisitions and negatively impacted by 0.5% due to foreign currency exchange rate fluctuations. Revenue growth was a result of new business, the penetration of additional products and services into existing customers and price increases, partially offset by lost business. New business growth resulted from an increase in the number and productivity of sales representatives.

Other revenue, consisting of revenue from the First Aid and Safety Services reportable operating segment and All Other, increased 16.4% for the three months ended February 28, 2023, compared to the same period in the prior fiscal year, from $407.2 million to $473.8 million. The organic revenue growth rate for other revenue was 15.8%. Revenue growth was positively impacted by 0.7% due to acquisitions and negatively impacted by 0.1% due to foreign currency exchange rate fluctuations.

Cost of uniform rental and facility services consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other ancillary items. Cost of uniform rental and facility services increased $73.9 million, or 8.9%, for the three months ended February 28, 2023, compared to the three months ended February 28, 2022. This change from the same period in the prior fiscal year was primarily due to higher Uniform Rental and Facility Services reportable operating segment sales volume, as well as investments in material cost to support increased revenue growth achieved during the three months ended February 28, 2023.

Cost of other consists primarily of cost of goods sold (predominantly first aid and safety products, personal protective equipment, uniforms, and fire protection products), delivery expenses and distribution expenses in the First Aid and Safety Services reportable operating segment and All Other. Cost of other increased $19.7 million, or 8.6%, for the three months ended February 28, 2023, compared to the three months ended February 28, 2022, primarily due to increased sales volume in each of the underlying operating segments. Cost of other improved as a percentage of revenue, decreasing from 56.1% for three months ended February 28, 2022, to 52.3% for the three months ended February 28, 2023. The improvement in cost of sales as a percent to revenue was primarily due to favorable changes in the sales mix in the First Aid and Safety Services reportable operating segment as well as improved leverage of fixed costs for both the First Aid and Safety Services reportable operating segment and All Other.

Selling and administrative expenses increased $96.7 million, or 19.7%, in the three months ended February 28, 2023, compared to the same period of the prior fiscal year. The increase was due to increases in labor and other employee-partner expenses as well as a one-time gain on an equity method investment transaction of $30.2 million recorded in the three months ended February 28, 2022. Selling and administrative expenses as a percent of revenue were 26.8% for the three months ended February 28, 2023, compared to 25.0% for the same period in the prior fiscal year. Selling and administrative expenses increased as a percent to revenue primarily due to the one-time gain on an equity method investment transaction recorded in the three months ended February 28, 2022.

Operating income was $446.8 million, or 20.4% of revenue, for the three months ended February 28, 2023, compared to $407.6 million, or 20.8% of revenue, for the three months ended February 28, 2022. The decrease in operating income as a percent of revenue was due to previously mentioned gain on an equity method investment transaction recorded in the three months ended February 28, 2022.

Net interest expense (interest expense less interest income) was $28.4 million for the three months ended February 28, 2023, compared to $22.0 million for the three months ended February 28, 2022. The change was primarily due to an increase in interest rates on outstanding debt, specifically commercial paper, during the three months ended February 28, 2023 compared to the three months ended February 28, 2022.

Cintas’ effective tax rate was 22.1% and 18.2% for the three months ended February 28, 2023 and 2022, respectively. The effective tax rate in both periods was impacted by certain discrete items, primarily the tax accounting impact for stock-based compensation. In addition, the effective tax rate for the three months ended February 28, 2022 included a one-time tax benefit from a gain on an equity method investment transaction.

Net income for the three months ended February 28, 2023 increased $10.4 million, or 3.3%, compared to the three months ended February 28, 2022. Diluted earnings per share were $3.14 for the three months ended February 28,

2023, which was an increase of 5.7% compared to the same period in the prior fiscal year. Diluted earnings per share increased primarily due to the increase in net income combined with the decrease in diluted weighted average common shares outstanding. The decrease in diluted weighted average common shares outstanding resulted from purchasing an aggregate of approximately 2.7 million shares of common stock under the board approved share buyback programs since the beginning of the third quarter of fiscal 2022 through the third quarter of fiscal 2023.

Uniform Rental and Facility Services Reportable Operating Segment
Three Months Ended February 28, 2023 Compared to Three Months Ended February 28, 2022

Uniform Rental and Facility Services reportable operating segment revenue was $1,716.2 million for the three months ended February 28, 2023 compared to $1,553.3 million for the same period of the prior fiscal year. The organic revenue growth rate for the reportable operating segment was 10.8%. The cost of uniform rental and facility services increased $73.9 million, or 8.9%. The reportable operating segment’s gross margin was $808.2 million. Gross margin as a percentage of revenue was 47.1% for the three months ended February 28, 2023 and 46.3% for the three months ended February 28, 2022. The improvement in gross margin was the result of efficiencies in labor and improved leverage of fixed costs, partially offset by investments in material cost to support increased revenue growth.

Selling and administrative expenses for the Uniform Rental and Facility Services reportable operating segment increased $84.9 million in the three months ended February 28, 2023 compared to the same period of the prior fiscal year. Selling and administrative expenses as a percent of revenue for the three months ended February 28, 2023 was 26.1% compared to the 23.4% in the third quarter of the prior fiscal year. The change as a percent of revenue was primarily due to the previously mentioned one-time gain on an equity method investment transaction of $30.2 million recorded in the three months ended February 28, 2022, as well as investments in selling resources in the three months ended February 28, 2023.

Income before income taxes increased $4.0 million, or 1.1%, for the Uniform Rental and Facility Services reportable operating segment for the three months ended February 28, 2023, compared to the same period in the prior fiscal year. Income before income taxes was 21.0% of the reportable operating segment’s revenue, which was a 190 basis point decrease from the third quarter of the prior fiscal year of 22.9%. This decrease as a percent of revenue was primarily due to the previously discussed increase in selling and administrative expenses partially offset by the improvements in gross margin.

First Aid and Safety Services Reportable Operating Segment
Three Months Ended February 28, 2023 Compared to Three Months Ended February 28, 2022

First Aid and Safety Services reportable operating segment revenue increased from $213.0 million to $231.6 million, or 8.8%, for the three months ended February 28, 2023, over the same period in the prior fiscal year. The organic revenue growth rate for the reportable operating segment was 7.8%. First Aid and Safety Services reportable operating segment revenue was positively impacted by 1.1% due to acquisitions and negatively impacted by 0.1% due to foreign currency exchange rate fluctuations. The increase in revenue was driven by many factors including new business sold by sales representatives, penetration of additional products and services into existing customers, price increases and strong customer retention.

Cost of first aid and safety services decreased $6.6 million, or 5.5%, for the three months ended February 28, 2023, over the three months ended February 28, 2022. The gross margin as a percent of revenue was 51.6% for the quarter ended February 28, 2023, compared to the gross margin as a percent of revenue of 44.2% in the same period of the prior fiscal year. The improvement in gross margin from the third quarter of the prior fiscal year was primarily driven by favorable changes in the sales mix, as well as improved leverage of fixed costs.
Selling and administrative expenses increased $4.2 million in the three months ended February 28, 2023, compared to the same period of the prior fiscal year. Selling and administrative expenses as a percent of revenue for the three months ended February 28, 2023 were 31.1%, compared to 31.9% in the third quarter of the prior fiscal year. The change as a percent of revenue from the same period in the prior fiscal year was primarily due to efficiencies realized in selling and administrative labor expenses.

Income before income taxes for the First Aid and Safety Services reportable operating segment increased $21.0 million to $47.3 million for the three months ended February 28, 2023, compared to the same period in the prior fiscal year. Income before income taxes was 20.4% of the reportable operating segment’s revenue compared to the third quarter of the prior fiscal year of 12.4%. The increase in income before income taxes was due to the previously discussed improvements in gross margin and selling and administrative expenses.

Consolidated Results
Nine Months Ended February 28, 2023 Compared to Nine Months Ended February 28, 2022

Total revenue increased 13.0% to $6,531.3 million for the nine months ended February 28, 2023, compared to $5,779.8 million for the nine months ended February 28, 2022. Total organic revenue growth was 12.8%. Organic growth adjusts for the impact of acquisitions, divestitures and foreign currency exchange rate fluctuations. Revenue growth was positively impacted by a net 0.5% due primarily to acquisitions and negatively impacted by 0.3% due to foreign currency exchange rate fluctuations.

Uniform Rental and Facility Services reportable operating segment revenue was $5,123.9 million for the nine months ended February 28, 2023, compared to $4,596.8 million in the same period of the prior fiscal year, which was an increase of 11.5%. Organic revenue growth for this reportable operating segment was 11.4%. Uniform Rental and Facility Services reportable operating segment revenue was positively impacted by 0.4% due to acquisitions and negatively impacted by 0.3% due to foreign currency exchange rate fluctuations. Revenue growth was a result of new business, the penetration of additional products and services into existing customers and price increases, partially offset by lost business. New business growth resulted from an increase in the number and productivity of sales representatives.

Other revenue, consisting of revenue from the First Aid and Safety Services reportable operating segment and All Other, was $1,407.4 million for the nine months ended February 28, 2023, compared to $1,183.0 million for the nine months ended February 28, 2022, which was an increase of 19.0%. Other revenue organic growth was 18.4%. Revenue growth was positively impacted by a net 0.7% due primarily to acquisitions and negatively impacted by 0.1% due to foreign currency exchange rate fluctuations.

Cost of uniform rental and facility services consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other ancillary items. Cost of uniform rental and facility services increased $274.8 million, or 11.3%, for the nine months ended February 28, 2023, compared to the nine months ended February 28, 2022. This increase over the same period of the prior fiscal year was due to higher Uniform Rental and Facility Services reportable operating segment sales volume.

Cost of other consists primarily of cost of goods sold (predominantly first aid and safety products, personal protective equipment, uniforms, and fire protection products), delivery expenses and distribution expenses in the First Aid and Safety Services reportable operating segment and All Other. Cost of other increased $78.1 million, or 11.8%, for the nine months ended February 28, 2023, compared to the nine months ended February 28, 2022. Cost of other improved as a percentage of revenue, decreasing from 56.1% for nine months ended February 28, 2022, to 52.7% for the nine months ended February 28, 2023. The improvement in cost of sales as a percent to revenue was primarily due to favorable changes in the sales mix in the First Aid and Safety Services reportable operating segment as well as improved leverage of fixed costs for both the First Aid and Safety Services reportable operating segment and All Other.

Selling and administrative expenses increased $249.6 million, or 16.6%, for the nine months ended February 28, 2023, compared to the same period in the prior fiscal year. Selling and administrative expenses as a percent to revenue were 26.8% for the nine months ended February 28, 2023, compared to 26.0% for the same period of the prior fiscal year. The change as a percent of revenue is primarily due to the $12.1 million gain on the sale of certain operating assets recorded within the Uniform Direct Sales operating segment and a one-time gain on an equity method investment transaction of $30.2 million recorded in the nine months ended February 28, 2022.

Operating income was $1,331.9 million, or 20.4% of revenue, for the nine months ended February 28, 2023, compared to $1,182.9 million, or 20.5% of revenue, for the nine months ended February 28, 2022. The change in operating income as a percent of revenue was due to the previously mentioned one-time gains recorded during the nine months ended February 28, 2022, partially offset by the improvements in gross margin previously mentioned.

Net interest expense (interest expense less interest income) was $84.6 million for the nine months ended February 28, 2023, compared to $65.6 million for the nine months ended February 28, 2022. The change was primarily due to an increase in the interest rates on outstanding debt, specifically commercial paper, during the nine months ended February 28, 2023.

Cintas’ effective tax rate was 19.7% and 15.8% for the nine months ended February 28, 2023 and 2022, respectively. The effective tax rate in both periods was impacted by certain discrete items, primarily the tax accounting for stock-based compensation. In addition, the effective tax rate for the nine months ended February 28, 2022 included a one-time tax benefit from a gain on an equity method investment transaction.

Net income for the nine months ended February 28, 2023, increased $60.5 million, or 6.4%, compared to the nine months ended February 28, 2022. Diluted earnings per share was $9.65 for the nine months ended February 28, 2023, which was an increase of 9.2% compared to the same period in the prior fiscal year. Diluted earnings per share increased due to the increase in net income combined with the decrease in diluted weighted average common shares outstanding. The decrease in diluted weighted average common shares outstanding resulted from purchasing an aggregate of approximately 2.7 million shares of common stock under the board approved share buyback programs since the beginning of the third quarter of fiscal 2022 through the third quarter of fiscal 2023.

Uniform Rental and Facility Services Reportable Operating Segment
Nine Months Ended February 28, 2023 Compared to Nine Months Ended February 28, 2022

Uniform Rental and Facility Services reportable operating segment revenue increased 11.5% to $5,123.9 million for the nine months ended February 28, 2023, compared to $4,596.8 million for the same period of the prior fiscal year. Organic revenue growth for this reportable operating segment was 11.4%. The cost of uniform rental and facility services increased $274.8 million, or 11.3%, for the nine months ended February 28, 2023 over the same period in the prior fiscal year. The reportable operating segment’s gross margin was $2,418.4 million, or 47.2% of revenue, for the nine months ended February 28, 2023, compared to the gross margin of 47.1% for the nine months ended February 28, 2022. The improvement in gross margin was the result of efficiencies in labor and improved leverage of fixed costs, partially offset by investments in material cost to support increased revenue growth.

Selling and administrative expenses for the Uniform Rental and Facility Services reportable operating segment increased $181.4 million, increasing as a percent to revenue for the nine months ended February 28, 2023 to 25.9%, compared to 24.9% for the same period of the prior fiscal year. The change as a percent of revenue was primarily due to the previously mentioned one-time gain on an equity method investment transaction of $30.2 million recorded in the nine months ended February 28, 2022.

Income before income taxes increased $70.9 million, or 6.9%, for the Uniform Rental and Facility Services reportable operating segment for the nine months ended February 28, 2023, compared to the same period in the prior fiscal year. Income before income taxes was 21.3% of the reportable operating segment’s revenue, compared to 22.3% for the nine months ended February 28, 2022. The change in percent to revenue is due to the one-time gain on an equity method investment transaction recorded in the nine months ended February 28, 2022.

First Aid and Safety Services Reportable Operating Segment
Nine Months Ended February 28, 2023 Compared to Nine Months Ended February 28, 2022

First Aid and Safety Services reportable operating segment revenue increased from $614.2 million to $701.7 million, or 14.2%, for the nine months ended February 28, 2023, over the same period in the prior fiscal year. Organic revenue growth for this reportable operating segment was 12.8%. First Aid and Safety Services reportable operating segment revenue was positively impacted by 1.6% due to acquisitions and negatively impacted by 0.2% due to foreign currency exchange rate fluctuations. This increase in revenue was driven by many factors including increases in new business sold by sales representatives, penetration of additional products and services into existing customers and strong customer retention.

Cost of first aid and safety services increased $4.3 million, or 1.3%, for the nine months ended February 28, 2023, from the nine months ended February 28, 2022, due to higher sales volume. The gross margin as a percent of revenue was 50.5% for the nine months ended February 28, 2023, which was an increase of 630 basis points compared to the gross margin as a percent of revenue of 44.2% in the same period of the prior fiscal year. The change in gross margin from the same period of the prior fiscal year was primarily driven by favorable changes in the sales mix as well as improved leverage of fixed costs.

Selling and administrative expenses increased $23.7 million, but decreased as a percent of revenue to 31.5%, for the nine months ended February 28, 2023, compared to 32.1% for the nine months ended February 28, 2022. The decrease in expenses as a percent of revenue was primarily due efficiencies realized in selling and administrative labor expenses.

Income before income taxes for the First Aid and Safety Services reportable operating segment was $133.6 million for the nine months ended February 28, 2023, compared to $74.1 million for the same period in the prior fiscal year. Income before income taxes, at 19.0% of the reportable operating segment’s revenue, increased 690 basis points compared to the same period of the prior fiscal year due to the improvements in both gross margin and selling and administrative expenses.

Liquidity and Capital Resources
The following is a summary of our cash flows and cash and cash equivalents as of and for the nine months ended February 28:

(In thousands)	2023	2022

Net cash provided by operating activities	$1,044,191	$987,055
Net cash used in investing activities	$(268,611)	$(316,311)
Net cash used in financing activities	$(774,593)	$(1,078,574)

Cash and cash equivalents at the end of the period	$88,563	$84,136
Cash and cash equivalents as of February 28, 2023 and 2022, include $40.4 million and $38.4 million, respectively, that is located outside of the U.S.

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

Net cash provided by operating activities was $1,044.2 million for the nine months ended February 28, 2023, compared to $987.1 million for the nine months ended February 28, 2022. The change from the prior fiscal year was primarily due to an increase in net income and favorable changes in working capital, specifically current income taxes, accrued liabilities and accounts payable. These improvements were partially offset by unfavorable changes in working capital, specifically, accounts receivable, inventories and capitalized contract costs, which resulted from the growth in revenue.

Net cash used in investing activities includes capital expenditures, purchases of investments, proceeds from sale of operating assets and cash paid for acquisitions of businesses. Capital expenditures were $224.1 million and $165.9 million for the nine months ended February 28, 2023 and 2022, respectively. Capital expenditures in the nine months ended February 28, 2023, included $155.9 million for the Uniform Rental and Facility Services reportable operating segment and $47.6 million for the First Aid and Safety Services reportable operating segment. The increase in capital expenditures during the nine months ended February 28, 2023 over the same period in the prior fiscal year is due to an investment in the operating segments to support continued market penetration and revenue growth. Cash paid for acquisitions of businesses was $33.0 million and $150.8 million for the nine months ended February 28, 2023 and 2022, respectively. The acquisitions during both the nine months ended February 28, 2023 and 2022, occurred in our Uniform Rental and Facility Services reportable operating segment, our First Aid and

Safety Services reportable operating segment and our Fire Protection operating segment, which is included in All Other. During the nine months ended February 28, 2022, the Company received proceeds of $15.3 million from the sale of certain operating assets, net of cash disposed in the Uniform Direct Sales operating segment, which is included in All Other. Net cash used in investing activities also includes $4.6 million and $6.0 million of purchases of investments during the nine months ended February 28, 2023 and 2022, respectively.

Net cash used in financing activities was $774.6 million and $1,078.6 million for the nine months ended February 28, 2023 and 2022, respectively. The decrease in cash used in financing activities was primarily due to the decrease in share buyback activity and debt payments partially offset by the increase in dividends paid in the nine months ended February 28, 2023.

On October 29, 2019, we announced that the Board of Directors authorized a $1.0 billion share buyback program, which was completed during the first quarter of fiscal 2022. On July 27, 2021, Cintas announced that the Board of Directors authorized a $1.5 billion share buyback program, which does not have an expiration date. From the inception of the July 27, 2021 share buyback program through February 28, 2023, Cintas purchased a total of 2.7 million shares of Cintas common stock at an average price of $385.62 per share for a total purchase price of $1.0 billion. On July 26, 2022, Cintas announced that the Board of Directors authorized a new $1.0 billion share buyback program, which does not have an expiration date.

The following table summarizes the buyback activity by program for the nine months ended February 28:

	2023			2022
Buyback Activity (In thousands except per share data)	Shares	Avg. Price per Share	Purchase Price	Shares	Avg. Price per Share	Purchase Price

October 29, 2019	—	$—	$—	1,590	$365.41	$581,220
July 27, 2021	544	395.97	215,434	1,386	388.03	537,655
July 26, 2022	—	—	—	—	—	—
	544	$395.97	$215,434	2,976	$375.94	$1,118,875

Shares acquired for taxes due (1)	375	$414.23	$155,483	261	$394.84	$102,966

Total repurchase of Cintas common stock			$370,917			$1,221,841
(1) Shares of Cintas common stock acquired for employee payroll taxes due on options exercised and vested restricted stock awards.

Our Board of Directors declared the following dividends:

Paid Dividends
Declaration Date (In millions except per share data)	Record Date	Payment Date	Dividend Per Share	Total Amount

Nine months ended February 28, 2023
April 12, 2022	May 16, 2022	June 15, 2022	$0.95	$97.7
July 26, 2022	August 15, 2022	September 15, 2022	1.15	117.3
October 25, 2022	November 15, 2022	December 15, 2022	1.15	117.4
			$3.25	$332.4

Nine months ended February 28, 2022
April 13, 2021	May 15, 2021	June 15, 2021	$0.75	$79.1
July 27, 2021	August 13, 2021	September 15, 2021	0.95	98.8
October 26, 2021	November 15, 2021	December 15, 2021	0.95	99.0
			$2.65	$276.9

Accrued Dividends

As of February 28, 2023
January 10, 2023 (1)	February 15, 2023	March 15, 2023	$1.15	$117.5

As of February 28, 2022
January 12, 2022 (1)	February 15, 2022	March 15, 2022	$0.95	$98.2
(1) The dividends declared during the three months ended February 28, 2023 and 2022 were included in current accrued liabilities on the consolidated condensed balance sheet at February 28, 2023 and 2022.

Any future dividend declarations, including the amount of any dividends, are at the discretion of the Board of Directors and dependent upon then-existing conditions, including the Company's consolidated operating results and consolidated financial condition, capital requirements, contractual restrictions, business prospects and other factors that the Board of Directors may deem relevant.

During the nine months ended February 28, 2023, Cintas paid a net $62.2 million of commercial paper. During the nine months ended February 28, 2022, Cintas issued a net $559.2 million of commercial paper. On June 1, 2021, in accordance with the terms of the notes, Cintas paid the $250.0 million aggregate principal amount of its 4.30%, 10-year senior notes that matured on that date with cash on hand.

The following table summarizes Cintas' outstanding debt:

(In thousands)	Interest Rate		Fiscal Year Issued	Fiscal Year Maturity	February 28, 2023	May 31, 2022

Debt due within one year
Commercial paper	4.79%	(1)	2023	2023	$199,000	$261,200
Senior notes (2)	2.78%		2013	2023	50,054	50,380
Debt issuance costs					(1)	(6)
Total debt due within one year					$249,053	$311,574

Debt due after one year
Senior notes (3)	3.11%		2015	2025	$50,714	$50,965
Senior notes	3.45%		2022	2025	400,000	400,000
Senior notes	3.70%		2017	2027	1,000,000	1,000,000
Senior notes	4.00%		2022	2032	800,000	800,000
Senior notes	6.15%		2007	2037	250,000	250,000
Debt issuance costs					(14,762)	(17,033)
Total debt due after one year					$2,485,952	$2,483,932
(1)   Variable rate debt instrument. The rate presented is the variable borrowing rate at February 28, 2023.
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
The credit agreement that supports our commercial paper program has a revolving credit facility with a capacity of $2.0 billion. The credit agreement has an accordion feature that provides Cintas the ability to request increases to the borrowing commitments under the revolving credit facility of up to $500.0 million in the aggregate, subject to customary conditions. The maturity date of the revolving credit facility is March 23, 2027. As of February 28, 2023, there was $199.0 million of commercial paper outstanding with a weighted average interest rate of 4.79% and maturity dates less than 90 days and no borrowings on our revolving credit facility. As of May 31, 2022, there was $261.2 million of commercial paper outstanding with a weighted average interest rate of 1.20% and maturity dates less than 90 days and no borrowings on our revolving credit facility.

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

Our access to the commercial paper and long-term debt markets has historically provided us with sources of liquidity. We do not anticipate having difficulty in obtaining financing from those markets in the future in view of our favorable experiences in the debt markets in the recent past. Additionally, our ability to continue to access the commercial paper and long-term debt markets on favorable interest rate and other terms will depend, to a significant degree, on the ratings assigned by the credit rating agencies to our indebtedness. As of February 28, 2023, our ratings were as follows:

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

Financial and Nonfinancial Disclosure About Issuers and Guarantors of Cintas’ Senior Notes
Cintas Corporation No. 2 (Corp. 2) is the indirectly, wholly owned principal operating subsidiary of Cintas. Corp. 2 is the issuer of the $2,550.0 million aggregate principal amount of senior notes outstanding as of February 28, 2023, which are unconditionally guaranteed, jointly and severally, by Cintas Corporation and its wholly owned, direct and indirect domestic subsidiaries.

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

	Nine Months Ended
Summarized Consolidated Condensed Statements of Income (In thousands)	February 28, 2023	February 28, 2022

Net sales to unrelated parties	$6,173,518	$5,445,091
Net sales to non-guarantors	$10,942	$6,019
Operating income	$1,295,304	$1,143,398
Net income	$975,010	$912,248

Summarized Consolidated Condensed Balance Sheets (In thousands)	February 28, 2023	May 31, 2022

ASSETS
Receivables due from non-obligor subsidiaries	$6,757	$11,759
Total other current assets	$2,702,118	$2,427,494
Total other noncurrent assets	$5,160,280	$5,081,265

LIABILITIES
Amounts due to non-obligor subsidiaries	$717	$11,383
Current liabilities	$1,350,475	$1,388,310
Noncurrent liabilities	$3,390,352	$3,346,851

Litigation and Other Contingencies
Cintas is subject to legal proceedings, insurance receipts, legal settlements and claims arising from the ordinary course of its business, including personal injury, customer contract, environmental and employment claims. In the opinion of management, the aggregate liability, if any, with respect to such ordinary course of business actions will not have a material adverse effect on the consolidated financial position, consolidated results of operations or consolidated cash flows of Cintas. Cintas is also party to additional litigation not considered in the ordinary course of business. See Note 12 entitled Litigation and Other Contingencies of “Notes to Consolidated Condensed Financial Statements” for a detailed discussion of such additional litigation.

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

ITEM 4.
CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
With the participation of Cintas’ management, including Cintas’ President and Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, Cintas has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of February 28, 2023. Based on such evaluation, Cintas’ management, including Cintas’ President and Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, has concluded that Cintas’ disclosure controls and procedures were effective as of February 28, 2023, in ensuring (i) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is accumulated and communicated to Cintas’ management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting
There were no changes in Cintas’ internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended February 28, 2023, that have materially affected, or are reasonably likely to materially affect, Cintas' internal control over financial reporting.

Part II.  Other Information

ITEM 1.
LEGAL PROCEEDINGS

We discuss material legal proceedings (other than ordinary routine litigation incidental to our business) pending against us in “Part I, Item 1. Financial Statements,” in Note 12 entitled Litigation and Other Contingencies of “Notes to Consolidated Condensed Financial Statements.” We refer you to and incorporate by reference into this Part II, Item 1 that discussion for important information concerning those legal proceedings.

ITEM 2.
UNREGISTERED SALES OF EQUITY
SECURITIES AND USE OF PROCEEDS

Period (In millions, except share and per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan (1)	Maximum approximate dollar value of shares that may yet be purchased under the plan (1)

December 1 - 31, 2022 (2)	14,257	$457.04	—	$1,461.2
January 1 - 31, 2023 (3)	22,011	$447.05	—	$1,461.2
February 1 - 28, 2023 (4)	13,276	$442.81	—	$1,461.2
Total	49,544	$448.79	—	$1,461.2

(1)   On July 27, 2021, Cintas announced that the Board of Directors authorized a $1.5 billion share buyback program, which does not have an expiration date. From the inception of the July 27, 2021 share buyback program through February 28, 2023, Cintas has purchased a total of 2.7 million shares of Cintas common stock at an average price of $385.62 per share for a total purchase price of $1.0 billion. On July 26, 2022, Cintas announced that the Board of Directors authorized a new $1.0 billion share buyback program, which does not have an expiration date. There were no share buybacks under the July 26, 2022 share buyback program through February 28, 2023.
(2)   During December 2022, Cintas acquired 14,257 shares of Cintas common stock in trade for employee payroll taxes due on options exercised and restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $457.04 per share for a total purchase price of $6.5 million.
(3)  During January 2023, Cintas acquired 22,011 shares of Cintas common stock in trade for employee payroll taxes due on options exercised and restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $447.05 per share for a total purchase price of $9.8 million.
(4)  During February 2023, Cintas acquired 13,276 shares of Cintas common stock in trade for employee payroll taxes due on options exercised and restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $442.81 per share for a total purchase price of $5.9 million.

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
101
The following financial statements from Cintas' Quarterly Report on Form 10-Q for the period ended February 28, 2023, formatted in Inline XBRL: (i) Consolidated Condensed Statements of Income (unaudited), (ii) Consolidated Condensed Statements of Comprehensive Income (unaudited), (iii) Consolidated Condensed Balance Sheets (unaudited), (iv) Consolidated Condensed Statements of Shareholders' Equity (unaudited), (v) Consolidated Condensed Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Condensed Financial Statements, tagged as blocks of text and including detailed tags

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINTAS CORPORATION
(Registrant)

Date:	April 6, 2023	/s/	J. Michael Hansen

J. Michael Hansen
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)