Form 10-K
period 2023-05-31
CINTAS CORP
filed 2023-07-27
CIK 723254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	May 31, 2023
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-11399
Cintas Corporation
(Exact name of registrant as specified in its charter)

Washington	31-1188630
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

6800 Cintas Boulevard
P.O. Box 625737
Cincinnati,	Ohio	45262-5737
(Address of Principal Executive Offices)		(Zip Code)
Registrant's Telephone Number, Including Area Code: (513) 459-1200
Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, no par value	CTAS	The NASDAQ Stock Market LLC
(NASDAQ Global Select Market)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	☒	No	☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	☐	No	☒
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.762(b)) by the registered public accounting firm that prepared or issued is audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b) ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	☐	No	☒
The aggregate market value of the Registrant's Common Stock held by non-affiliates as of November 30, 2022, was $46,917,324,557 based on a closing sale price of $461.78 per share. As of June 30, 2023, 192,220,477 shares of the Registrant's Common Stock were issued and 101,741,564 shares were outstanding.
Documents Incorporated by Reference
Portions of the Registrant's Proxy Statement to be filed with the Commission for its 2023 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

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

The following table sets forth Cintas' total revenue and the revenue derived from each reportable operating segment and the remaining operating segments included in the All Other category for the fiscal years ended May 31:

(In thousands)	2023	2022	2021

Uniform Rental and Facility Services	$6,897,130	$6,226,980	$5,689,632
First Aid and Safety Services	951,496	832,458	784,291
All Other	967,143	795,021	642,417
Total Revenue	$8,815,769	$7,854,459	$7,116,340

Additional information regarding each reportable operating segment and All Other is also included in Note 13 entitled Operating Segment Information of "Notes to Consolidated Financial Statements."

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

Operations and Distribution
Within the Uniform Rental and Facility Services reportable operating segment, Cintas provides its products and services to customers via local delivery routes originating from rental processing plants and branches. Within the First Aid and Safety Services reportable operating segment and All Other, Cintas provides its products and services via its distribution network and local delivery routes or local representatives. At May 31, 2023, Cintas, in total, had approximately 11,500 local delivery routes, 461 operational facilities and 12 distribution centers.

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

Government Laws and Regulations
Cintas is subject to a wide array of laws, government regulations, including environmental regulations, and standards in each domestic and foreign jurisdiction in which it operates. In addition to Cintas’ U.S. operations, which in fiscal 2023, fiscal 2022 and fiscal 2021, generated over 90% of its consolidated revenue, Cintas also operates its business through wholly-owned subsidiaries in foreign jurisdictions, primarily in Canada. Compliance with these laws, government regulations, including environmental regulations, and standards requires the dedication of time and effort of employee-partners as well as financial resources.

Compliance with environmental regulations and prioritizing our environmental sustainability efforts are important to us as a good corporate citizen. Our journey started in 1929 during the Great Depression when Doc and Amelia Farmer collected shop towels that had been disposed of by manufacturing facilities along the Ohio River. They washed, recycled and sold the clean towels back to companies. Today, the majority of our total Company revenue comes from our Uniform Rental and Facility Services reportable operating segment. Most of these items are cleaned and processed in ways that extend their lifespan and, when not in use, are re-stocked for future customers to maximize their lifespan. Our laundering processes generate far less wastewater than home laundering. Water discharged into the environment is treated at our operating facilities and in accordance with local discharge standards and permits. Our lasting commitment to the environment and our communities is evident from our processes and innovation, which are designed to ensure that our operational facilities are operating efficiently. Cintas is subject to various environmental laws and regulations, as are other companies in the uniform rental industry. The primary federal statutes that apply to our activities in the U.S. are the Clean Air Act, the Clean Water Act and the Resource Conservation and Recovery Act. We are also subject to the Superfund Amendments and Reauthorization Act of 1986, which imposes certain reporting requirements as to emissions of hazardous substances into the air, land and water. While environmental compliance is not a material component of our costs, Cintas makes capital expenditures and associated operating costs, primarily for water treatment and waste removal, on a regular basis in order to comply with environmental laws and regulations, to promote employee-partner safety and to carry out its environmental sustainability principles. Environmental spending related to water treatment and waste removal was approximately $26.0 million in fiscal 2023, approximately $22.0 million in fiscal 2022 and approximately $19.0 million in fiscal 2021. Capital expenditures to limit or monitor hazardous substances totaled approximately $1.0 million in fiscal 2023, approximately $0.2 million in fiscal 2022 and approximately $1.0 million in fiscal 2021.

In addition, health and safety regulations (including laws or regulations promulgated in response to the novel strain of coronavirus (COVID-19) pandemic) have necessitated, and may continue to necessitate, increased operating costs or capital investments to promote a safe working environment. Cintas is also required to comply with increasingly complex and changing laws and regulations enacted to protect business and personal data in the U.S. and other jurisdictions regarding privacy, data protection and data security, including those related to the collection, storage, use, transmission and protection of personal information and other consumer, customer, vendor or employee data. With respect to the laws and regulations noted above, as well as other applicable laws and regulations, Cintas’ compliance programs may under certain circumstances involve material investments in the form of additional processes, training, personnel, information technology and capital. In fiscal 2023, compliance with the applicable laws, government regulations, including environmental regulations, and standards did not have a material effect on Cintas’ capital expenditures or consolidated results of operations. For a discussion of the risks associated with government regulations that may materially impact Cintas, please see “Item 1A: Risk Factors—Legal and Regulatory Risks.”

Communication
Cintas uses its corporate website, www.cintas.com, as a channel for routine distribution of important information, including news releases, analyst presentations and financial information. Cintas files with, or furnishes to, the Securities and Exchange Commission (SEC) Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports, as well as proxy statements and annual reports to shareholders, and, from time to time, other documents. The reports and other documents filed with or furnished to the SEC are available to investors on or through our corporate website free of charge as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. The SEC maintains an internet site located at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers, such as Cintas, that file electronically with the SEC. Cintas' SEC filings can be found on the Investor Relations page of its website at www.cintas.com/investors/financial-reports and its Code of Conduct and Business Ethics can be found under the Impact page of its website at www.cintas.com/company/esg. These documents are available in print to any shareholder who requests a copy by writing or calling Cintas as set forth on the Investor Information page under the FAQs. The content on any website referred to in this Annual Report on Form 10-K is not incorporated herein by reference unless expressly noted.

Environmental, Social and Governance
In fiscal 2023, Cintas published its third annual environmental, social and governance (ESG) report and reported on Cintas’ continued strategy of a Shared Drive for Better. The report included information on Cintas’ efforts in areas of climate and energy initiatives, water interactions, materials and waste, sustainable supply chain, diversity, equity and inclusion efforts, employee-partner development, safety and health strategy, human rights and labor rights positions and governance, ethics and integrity foundations. Cintas' most recent ESG report can be found on our website at www.cintas.com/company/esg.
Human Capital
Cintas’ key human capital management objectives are to attract, retain and develop talent to deliver on the Company’s strategy. To support these objectives, Cintas’ human resources programs are designed to: keep people safe and healthy; enhance the Company’s culture through efforts aimed at making the workplace more inclusive; acquire and retain diverse talent; reward and support employee-partners through competitive pay and benefit programs; develop talent to prepare them for critical roles and leadership positions; and facilitate internal talent mobility to create a high-performing workforce. The principles and values our employee-partners share are the driving force behind all our accomplishments. At May 31, 2023, Cintas employed approximately 44,500 employee-partners in our global workforce, of which approximately 1,000 were represented by labor unions.

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

Health and Safety
We aspire to achieve zero workplace injuries and collisions and provide a safe, open, healthy and accountable work environment for our employee-partners. To align with internationally recognized standards, we have implemented an occupational health and safety management system in accordance with the Occupational Safety and Health Administration (OSHA) that is modeled after the International Organization for Standardization (ISO) 45001 and OSHA Voluntary Protection Program (VPP). Employee-partners, contractors, vendors and visitors are all covered by the system, which focuses on hazard prevention, training, management commitment and worker involvement. We are also committed to continuously improving performance through our Health and Safety Improvement Committees in every operation, while corporate health and safety employee-partners conduct annual reviews of our operations. Additionally, every year our employee-partners receive online, on-the-job and classroom training on over 50 health and safety topics, and all maintenance staff must complete our award-winning Maintenance Safety Certification process. Every Cintas driver completes monthly driver safety training courses and/or on-the-road skills evaluations. All production-related managers attend OSHA’s 10-hour Safety Improvement course, and each member of our Senior Management team takes the Management and Leadership Skills for Environmental Health and Safety Professionals Course, part of the Harvard T.H Chan School of Public Health safety and health curriculum. In addition, we provide several channels for all employee-partners to speak up, ask for guidance and report concerns related to ethics or safety violations, and we address those concerns and take appropriate actions to uphold our Cintas values and health and safety culture. Through these efforts, Cintas has reduced our recordable injury rate by over 75% since 2008, has been awarded 124 OSHA Star sites in the VPP, which is more than triple any other company in the U.S. and has received numerous safety, health and ergonomics awards from national and international groups.

Employee-Partner Wellness
We are committed to the physical and mental health and wellness of our employee-partners. We provide our employee-partners and their families with access to a variety of health and wellness programs, including our long-running Live Well program that supports employee-partners on their health and wellness journeys. We provide free annual biometric screening and health assessments at work or offsite, annual free flu shot clinics, a tobacco cessation program, weight management programs and an employee-partner assistance program, which offers advice on mental health, legal and financial issues.

Diversity, Equity & Inclusion
Cintas supports diversity, equity and inclusion by fostering a respectful, creative and productive environment where all employee-partners can reach their full potential without regard to race, color, religion, sex, sexual orientation, gender identity, national origin, disability or protected veteran status. We actively recruit, retain, develop and advance a diverse and talented workforce. We have six Employee-Partner Business Resource Groups, focused on Women, African Americans, Hispanic and Latin Americans, Asian American/Pacific Islanders, LGBTQ+ and Military and Veteran employee-partners. These groups provide platforms for our employee-partners to showcase skills, experiences and perspectives. The Employee-Partner Business Resource Groups also help foster inclusion among all employee-partners to build awareness, recruit and retain a diverse workforce and support the overall success of Cintas. We also have a diverse Management Trainee program that helps Cintas find and develop the best talent for our leadership pipeline, and we monitor representation across management positions. Cintas’ diversity, equity and inclusion efforts are led by our Senior Vice President of Human Resources and Chief Diversity Officer. This position reports to our Chief Executive Officer and works to help achieve our goals and obtain a diverse and talented workforce, which is critical to our success.

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

This Annual Report on Form 10-K contains forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements. Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “predicts,” “projects,” “plans,” “expects,” “intends,” “target,” “forecast,” “believes,” “seeks,” “could,” “should,” “may” and “will” or the negative versions thereof and similar words, terms and expressions and by the context in which they are used. Such statements are based upon current expectations of Cintas and speak only as of the date made. You should not place undue reliance on any forward-looking statement. We cannot guarantee that any forward-looking statement will be realized. These statements are subject to various risks, uncertainties, potentially inaccurate assumptions and other factors that could cause actual results to differ from those set forth in or implied by this Annual Report. Factors that might cause such a difference include, but are not limited to, the possibility of greater than anticipated operating costs including energy and fuel costs; lower sales volumes; loss of customers due to outsourcing trends; the performance and costs of integration of acquisitions; inflationary pressures and fluctuations in costs of materials and labor, including increased medical costs; interest rate volatility; costs and possible effects of union organizing activities; failure to comply with government regulations concerning employment discrimination, employee pay and benefits and employee health and safety; the effect on operations of exchange rate fluctuations, tariffs and other political, economic and regulatory risks; uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation; our ability to meet our goals relating to ESG opportunities, improvements and efficiencies; the cost, results and ongoing assessment of internal controls for financial reporting; the effect of new accounting pronouncements; disruptions caused by the inaccessibility of computer systems data, including cybersecurity risks; the initiation or outcome of litigation, investigations or other proceedings; higher assumed sourcing or distribution costs of products; the disruption of operations from catastrophic or extraordinary events including global health pandemics such as the COVID-19 coronavirus; the amount and timing of repurchases of our common stock, if any; changes in federal and state tax and labor laws; and the reactions of competitors in terms of price and service. Cintas undertakes no obligation to publicly release any revisions to any forward-looking statements or to otherwise update any forward-looking statements whether as a result of new information or to reflect events, circumstances or any other unanticipated developments arising after the date on which such statements are made, except otherwise as required by law. The risks and uncertainties described herein are not the only ones we may face. Additional risks and uncertainties presently not known to us or that we currently believe to be immaterial may also harm our business. Forward-looking and other statements in this Annual Report on Form 10-K regarding our greenhouse gas (GHG) reduction plans and other ESG goals are not an indication that these statements are necessarily material to investors or required to be disclosed in our filings with the SEC. In addition, historical, current and forward-looking GHG-related and/or ESG-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve and assumptions that are subject to change in the future.

Risks Relating to Business Strategy and Operations
Negative global economic factors may adversely affect our financial performance.
Negative economic conditions, in North America and our other markets, may adversely affect our financial performance. Higher levels of unemployment, inflation, recessionary conditions, geopolitical developments, tax rates and other changes in tax laws and other economic factors could adversely affect the demand for Cintas’ products and services. Increases in labor costs, including the cost to provide employee-partner related healthcare benefits, minimum wages, labor shortages or shortages of skilled labor, regulations regarding the classification of employees and/or their eligibility for overtime wages, higher material costs for items such as fabrics and textiles, the inability to obtain insurance coverage at cost-effective rates, higher interest rates, inflation, global health pandemics such as the COVID-19 pandemic, higher tax rates and other changes in tax laws and other economic factors could increase our costs of rental uniforms and facility services, cost of other services and selling and administrative expenses. As a result, these factors could adversely affect our sales and consolidated results of operations.

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
Our businesses rely on various computer systems, including third-party systems, to provide customer information, process customer transactions and provide other general information necessary to manage our businesses. We have an active disaster recovery plan in place that is frequently reviewed and tested. However, our computer systems are subject to damage or interruption due to system conversions, power outages, computer or telecommunication failures, catastrophic events such as fires, tornadoes and hurricanes and usage errors by our employees. Although we believe that we have adopted appropriate measures to mitigate potential risks to our technology and our operations from these information technology-related and other potential disruptions, given the unpredictability of the timing, nature and scope of such disruptions, we could potentially be subject to production downtimes, operational delays and interruptions in our ability to provide products and services to our customers. Any disruption caused by the unavailability of our computer systems could adversely affect our sales, could require us to make a significant investment to fix or replace them and, therefore, could adversely affect our consolidated results of operations. In addition, cyber-security attacks are evolving and have become increasingly more sophisticated. Cyber-security attacks may include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and corruption of data. We have experienced cybersecurity incidents in the past, but none of these incidents, individually or in the aggregate, have had a material adverse effect on our business or results of operations. If the network of security controls, policy enforcement mechanisms and monitoring systems to address these threats to our technology fails, or we are unable to successfully address security incidents, production downtimes, operational delays and interruptions in our ability to provide products and services to our customers, the compromising of confidential or otherwise protected Company, customer, or employee information, destruction or corruption of data, security breaches, or other manipulation or improper use of our systems and networks could result in financial losses from remedial actions, loss of business or potential liability and damage to our reputation.

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

Unexpected events could negatively impact our business and adversely affect our consolidated results of operations.
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
Our outstanding indebtedness along with adverse interest rate fluctuations may have negative consequences on our business, such as requiring us to dedicate a substantial portion of our cash flow from operations to the payment of debt service, reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, dividend increases, stock buybacks and other general corporate purposes, as well as increase our vulnerability to adverse economic or industry conditions. In addition, it may limit our ability to obtain additional financing in the future to enable us to react to changes in our business or industry or place us at a competitive disadvantage compared to businesses in our industry that have less debt.

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
We earn revenue, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar, primarily the Canadian dollar. In fiscal years 2023, 2022 and 2021, revenue denominated in currencies other than the U.S. dollar represented less than 10% of our consolidated revenue. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenue and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, fluctuations in the value of the U.S. dollar against other major currencies, particularly in the event of significant increases in foreign currency revenue, will impact our revenue and operating income and the value of balance sheet items denominated in foreign currencies. This impact could adversely affect our consolidated financial condition and consolidated results of operations.

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
Companies across all industries are facing increasing scrutiny from stakeholders related to ESG matters, including practices and disclosures related to environmental stewardship; social responsibility; diversity, equity and inclusion; and workplace rights. Our ability to achieve our ESG goals, including our goal to achieve Net Zero GHG emissions by 2050, and to accurately and transparently report our progress presents numerous operational, financial, legal and other risks, and may be dependent on the actions of suppliers and other third parties, significant technological advancements with respect to the development and availability of reliable, affordable and sustainable alternative solutions, all of which are outside of our control. If we are unable to meet our ESG goals or evolving stakeholder expectations and industry standards, or if we are perceived to have not responded appropriately to the growing concern for ESG issues, our reputation could be negatively impacted. In addition, in recent years, investor advocacy groups and certain institutional investors have placed increasing importance on ESG matters. If, as a result of their assessment of our ESG practices, certain investors are unsatisfied with our actions or progress, they may reconsider their investment in our Company.

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

Increases in income tax rates, changes in income tax laws or unfavorable resolution of tax matters could adversely impact our consolidated results of operations.
Changes in tax laws or regulations in the jurisdictions in which we do business, or other tax law implementations or interpretations, including the Inflation Reduction Act (IRA), which includes a corporate alternative minimum tax on certain large corporations, incentives to address climate change mitigation and other non-income tax provisions, including an excise tax on the repurchase of corporate stock could increase our effective tax rate, restrict our ability to repatriate undistributed offshore earnings, or impose new restrictions, costs or prohibitions on our current practices and reduce our net income and adversely affect our cash flows.

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

Item 1B.  Unresolved Staff Comments
None.

Item 2.  Properties
Cintas occupies 473 facilities located in 338 cities. Cintas leases 245 of these facilities for various terms ranging from monthly to the year 2034. Cintas expects that it will be able to renew or replace its leases on satisfactory terms. Of the five manufacturing facilities noted below, all but one are owned by Cintas. The principal executive office in Cincinnati, Ohio, provides centrally located administrative functions including accounting, finance, marketing and computer system development and support. Cintas operates rental processing plants that house administrative, sales and service personnel and the necessary equipment involved in the cleaning of uniforms and bulk items, such as entrance mats and shop towels. Branch operations provide administrative, sales and service functions. Cintas operates 12 distribution centers and five manufacturing facilities. Cintas also operates first aid and safety and fire protection facilities and direct sales offices. Cintas considers the facilities it operates to be adequate for their intended use. Cintas owns or leases approximately 20,900 vehicles which are used for the route-based services and by the sales and management employee-partners.

The following chart provides additional information concerning Cintas' facilities:

Type of Facility	# of Facilities

Rental Processing Plants	205
Rental Branches	135
First Aid and Safety Facilities	63
All Other Facilities	53
Distribution Centers (1)	12
Manufacturing Facilities	5
Total	473
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
Cintas' common stock is traded on the NASDAQ Global Select Market under the symbol "CTAS." At May 31, 2023, there were approximately 1,300 shareholders of record of Cintas' common stock. Cintas believes that this represents approximately 400,000 beneficial owners.
Dividends
Our Board of Directors declared the following dividends during the fiscal years ended May 31:

Declaration Date (In millions except per share data)	Record Date	Payment Date	Dividend Per Share	Amount

Fiscal Year 2023
July 26, 2022	August 15, 2022	September 15, 2022	$1.15	$117.3
October 25, 2022	November 15, 2022	December 15, 2022	1.15	117.4
January 10, 2023	February 15, 2023	March 15, 2023	1.15	117.5
April 11, 2023 (1)	May 15, 2023	June 15, 2023	1.15	117.6
Total			$4.60	$469.8

Fiscal Year 2022
July 27, 2021	August 13, 2021	September 15, 2021	$0.95	$98.8
October 26, 2021	November 15, 2021	December 15, 2021	0.95	99.1
January 12, 2022	February 15, 2022	March 15, 2022	0.95	98.2
April 12, 2022 (1)	May 16, 2022	June 15, 2022	0.95	97.5
Total			$3.80	$393.6

(1)     The dividends declared on April 11, 2023 and April 12, 2022 were included in current accrued liabilities on the consolidated balance sheets at May 31, 2023 and 2022, respectively.

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

Total Shareholder Returns
Comparison of Five-Year Cumulative Total Return

Purchases of Equity Securities by the Issuer and Affiliated Purchases

Period (In millions, except share and per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan (1)	Maximum approximate dollar value of shares that may yet be purchased under the plan (1)

March 1 - 31, 2023 (2)	23,794	$458.03	—	$1,461.2
April 1 - 30, 2023 (3)	12,400	$457.50	—	$1,461.2
May 1 - 31, 2023 (4)	24,380	$466.63	6,207	$1,458.3
Total	60,574	$461.38	6,207	$1,458.3

(1) On July 27, 2021, Cintas announced that the Board of Directors authorized a $1.5 billion share buyback program, which does not have an expiration date. From the inception of the July 27, 2021 share buyback program through May 31, 2023, Cintas has purchased a total of 2.7 million shares of Cintas common stock at an average price of $385.80 per share for a total purchase price of $1,041.7 million. On July 26, 2022, Cintas announced that the Board of Directors authorized a new $1.0 billion share buyback program, which does not have an expiration date. There were no share buybacks under the July 26, 2022 share buyback program through May 31, 2023.
(2) During March 2023, Cintas acquired 23,794 shares of Cintas common stock in satisfaction of employee payroll taxes due on options exercised and restricted stock awards that vested during the fiscal year. These shares were purchased at an average price of $458.03 per share for a total purchase price of $10.9 million.
(3) During April 2023, Cintas acquired 12,400 shares of Cintas common stock in satisfaction of employee payroll taxes due on options exercised and restricted stock awards that vested during the fiscal year. These shares were purchased at an average price of $457.50 per share for a total purchase price of $5.7 million.
(4) During May 2023, Cintas acquired 18,173 shares of Cintas common stock in satisfaction of employee payroll taxes due on options exercised and restricted stock awards that vested during the fiscal year. These shares were purchased at an average price of $468.94 per share for a total purchase price of $8.5 million.

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

Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations focuses on discussion of fiscal 2023 results compared to fiscal 2022 results. For discussion of fiscal 2022 results compared to fiscal 2021 results, see the "Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our Annual Report on Form 10-K for the fiscal year ended May 31, 2022, filed with the SEC on July 27, 2022.

Cintas classifies its business into two reportable operating segments and places the remainder of its operating segments in an All Other category. Cintas’ two reportable operating segments are Uniform Rental and Facility Services and First Aid and Safety Services. The Uniform Rental and Facility Services reportable operating segment consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items. In addition to these rental items, restroom cleaning services and supplies and the sale of items from our catalogs to our customers on route are included within this reportable operating segment. The First Aid and Safety Services reportable operating segment consists of first aid and safety products and services. The remainder of Cintas’ business, which consists of the Fire Protection Services operating segment and the Uniform Direct Sale operating segment, is included in All Other. These operating segments consist of fire protection products and services and the direct sale of uniforms and related items. Cintas evaluates operating segment performance based on revenue and operating income. Revenue and operating income for the reportable operating segments for the years ended May 31, 2023, 2022 and 2021 are presented in Note 13 entitled Operating Segment Information of "Notes to Consolidated Financial Statements." The Company regularly reviews its operating segments for reporting purposes based on the information its chief operating decision maker regularly reviews for purposes of allocating resources and assessing performance and makes changes when appropriate.

The following table sets forth certain consolidated statements of income data as a percent of revenue by reportable operating segment, All Other and in total for the fiscal years ended May 31:

	2023	2022

Revenue:
Uniform Rental and Facility Services	78.2%	79.3%
First Aid and Safety Services	10.8%	10.6%
All Other	11.0%	10.1%
Total revenue	100.0%	100.0%

Cost of sales:
Uniform Rental and Facility Services	52.7%	53.3%
First Aid and Safety Services	49.3%	55.3%
All Other	55.9%	56.0%
Total cost of sales	52.7%	53.8%

Gross margin:
Uniform Rental and Facility Services	47.3%	46.7%
First Aid and Safety Services	50.7%	44.7%
All Other	44.1%	44.0%
Total gross margin	47.3%	46.2%

Selling and administrative expenses:
Uniform Rental and Facility Services	25.9%	25.0%
First Aid and Safety Services	31.7%	31.9%
All Other	29.3%	28.0%
Total selling and administrative expenses	26.9%	26.0%

Operating income:
Uniform Rental and Facility Services	21.4%	21.7%
First Aid and Safety Services	19.0%	12.8%
All Other	14.8%	16.0%
Total operating income	20.4%	20.2%

Interest expense, net	1.2%	1.1%

Income before income taxes	19.2%	19.1%

Fiscal 2023 Compared to Fiscal 2022
Fiscal 2023 total revenue was $8.8 billion, an increase of 12.2% over the prior fiscal year. Revenue increased organically by 12.2% as a result of increased sales volume. Organic growth adjusts for the impact of acquisitions, divestitures and foreign currency exchange rate fluctuations. Total revenue was positively impacted by 0.4% due primarily to acquisitions and negatively impacted by 0.4% due to foreign currency exchange rate fluctuations.

Organic revenue growth by quarter for fiscal 2023 is as follows:

Organic Growth

First quarter ended August 31, 2022	13.9%
Second quarter ended November 30, 2022	12.8%
Third quarter ended February 28, 2023	11.8%
Fourth quarter ended May 31, 2023	10.3%

For the fiscal year ended May 31, 2023	12.2%

Uniform Rental and Facility Services reportable operating segment revenue consists predominantly of revenue derived from the rental of corporate identity uniforms and other garments, including flame resistant clothing and the rental and/or sale of mats, mops, shop towels, restroom supplies and other rental services. Revenue from the Uniform Rental and Facility Services reportable operating segment increased 10.8% compared to fiscal 2022. Organic revenue growth for this reportable operating segment was 10.8%. Revenue growth was positively impacted by 0.4% due to acquisitions and negatively impacted by 0.4% due to foreign currency exchange rate fluctuations. Revenue growth was a result of new business, the penetration of additional products and services into existing customers and price increases, partially offset by lost business. New business growth resulted from an increase in the number and productivity of sales representatives. Generally, sales productivity improvements are due to increased tenure and improved training, which produce a higher number of products and services sold.

Other revenue, consisting of revenue from the First Aid and Safety Services reportable operating segment and All Other, increased 17.9% compared to fiscal 2022. Revenue improved from increases in sales representative productivity. Revenue increased organically by 17.4%. Revenue growth was positively impacted by 0.6% due primarily to acquisitions and negatively impacted by 0.1% due to foreign currency exchange rate fluctuations.

Cost of uniform rental and facility services increased 9.5% compared to fiscal 2022. Cost of uniform rental and facility services consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other ancillary items. The change from the prior year was primarily due to higher Uniform Rental and Facility Services reportable operating segment sales volume, as well as investments in material cost to support increased revenue growth. The cost of uniform rental and facility services as a percent of revenue improved compared to fiscal 2022 from 53.3% to 52.7% as a result of efficiencies in labor and improved leverage of fixed costs.

Cost of other consists primarily of cost of goods sold (predominantly first aid and safety products, personal protective equipment, uniforms and fire protection products), delivery expenses and distribution expenses in the First Aid and Safety Services reportable operating segment and All Other. Cost of other increased 11.5% in fiscal 2023 compared to fiscal 2022, but decreased as a percent of revenue to 52.7%, compared to 55.7% in fiscal 2022. The improvement in cost of sales as a percent to revenue was primarily due to favorable changes in the sales mix in the First Aid and Safety Services reportable operating segment as well as improved leverage of fixed costs for both the First Aid and Safety Services reportable operating segment and All Other.

Selling and administrative expenses increased $325.8 million, to 26.9% as a percent of revenue, compared to 26.0% in fiscal 2022. The change as a percent of revenue was primarily due to a $12.1 million gain on the sale of certain operating assets recorded within All Other and a $30.2 million one-time gain on an equity method investment transaction recorded in fiscal 2022.

Net interest expense (interest expense less interest income) was $109.5 million in fiscal 2023 compared to $88.6 million in fiscal 2022. The change was to an due increase in the interest rates on outstanding debt, specifically commercial paper, as well as an increase in the average amount of outstanding debt during fiscal 2023.

Income before income taxes was $1,693.1 million, an increase of $194.4 million, or 13.0%, compared to fiscal 2022. The increase in income before income taxes was primarily due to revenue growth, as well as the improvements in gross margin previously mentioned.

Cintas' effective tax rate was 20.4% for fiscal 2023 compared to 17.5% in fiscal 2022. The effective tax rate in both periods was impacted by certain discrete items, primarily the tax accounting impact for stock-based compensation. In addition, the effective tax rate for fiscal 2022 included one-time tax benefits from a gain on an equity method investment transaction and from the sale of certain operating assets.

Net income for fiscal 2023 of $1,348.0 million was a 9.1% increase compared to fiscal 2022. Diluted earnings per share of $12.99 was an 11.5% increase compared to fiscal 2022 diluted earnings per share of $11.65. Diluted earnings per share increased primarily due to the increase in net income combined with the decrease in diluted weighted average common shares outstanding. The decrease in diluted weighted average common shares outstanding resulted from purchasing an aggregate of approximately 2.7 million shares of common stock under the Board of Directors approved share buyback programs since the beginning of the third quarter of fiscal 2022 through the fourth quarter of fiscal 2023.

Uniform Rental and Facility Services Reportable Operating Segment
Uniform Rental and Facility Services reportable operating segment revenue increased $670.2 million, or 10.8%, and the cost of uniform rental and facility services increased $315.7 million, or 9.5%, due to the reasons previously discussed. The reportable operating segment's fiscal 2023 gross margin was 47.3% of revenue compared to 46.7% in fiscal 2022. The improvement in gross margin was the result of efficiencies in labor and improved leverage of fixed costs, partially offset by investments in material cost to support increased revenue growth.

Selling and administrative expenses for the Uniform Rental and Facility Services reportable operating segment increased $229.1 million in fiscal 2023 compared to fiscal 2022. Selling and administrative expense as a percent of revenue for fiscal 2023 was 25.9% compared to 25.0% in fiscal 2022. The change as a percent of revenue was primarily due to the previously mentioned one-time gain on an equity method investment transaction of $30.2 million recorded in fiscal 2022.

Income before income taxes for the Uniform Rental and Facility Services reportable operating segment increased $125.3 million, or 9.3%, for fiscal 2023 compared to fiscal 2022. The increase in income before income taxes was due to the previously discussed growth in revenue and gross margin improvement. Income before income taxes as a percent of revenue was 21.4% compared to 21.7% in fiscal 2022. The change over the prior fiscal year was primarily due to the previously discussed one-time gain on an equity method investment transaction recorded in fiscal 2022.

First Aid and Safety Services Reportable Operating Segment
First Aid and Safety Services reportable operating segment revenue increased $119.0 million in fiscal 2023, a 14.3% increase compared to fiscal 2022. Organic revenue growth for this reportable operating segment was 13.1%. Revenue growth was positively impacted by 1.3% due to acquisitions and negatively impacted by 0.1% due to foreign currency exchange rate fluctuations. This increase in revenue was driven by many factors including increases in new business sold by sales representatives, penetration of additional products and services into existing customers and strong customer retention.

Cost of sales for the First Aid and Safety Services reportable operating segment increased $9.1 million, or 2.0%, in fiscal 2023, due to higher sales volume. Gross margin for the First Aid and Safety Services reportable operating segment is defined as revenue less cost of goods, warehouse expenses and service expenses. Gross margin as a percent of revenue was 50.7% for fiscal 2023 compared to 44.7% in fiscal 2022. The improvement in gross margin as a percentage of revenue was primarily due to a decrease in the proportion of sales related to personal protective equipment, which typically have lower gross margins compared to the first aid cabinet sales, as well as improved leverage of fixed costs.

Selling and administrative expenses for the First Aid and Safety Services reportable operating segment increased by $36.0 million, or 13.6%, in fiscal 2023 compared to fiscal 2022, and improved as a percent of revenue to 31.7% in fiscal 2023 compared to 31.9% in fiscal 2022. The improvement as a percent of revenue was primarily due to efficiencies realized in selling and administrative labor expenses.

Income before income taxes for the First Aid and Safety Services reportable operating segment was $180.7 million in fiscal 2023, an increase of $73.9 million, or 69.2%, compared to fiscal 2022. Income before income taxes as a percent of revenue at 19.0%, increased from 12.8% in fiscal 2022 due to the previously discussed improvements in both gross margin and selling and administrative expenses.

Liquidity and Capital Resources
The following table summarizes our cash flows and cash and cash equivalents as of and for the fiscal years ended May 31:

(In thousands)	2023	2022

Net cash provided by operating activities	$1,597,814	$1,537,625
Net cash used in investing activities	$(388,672)	$(402,635)
Net cash used in financing activities	$(1,172,836)	$(1,537,943)

Cash and cash equivalents at end of year	$124,149	$90,471

Cash and cash equivalents as of May 31, 2023 and 2022, include $29.9 million and $43.1 million, respectively, that is located outside of the U.S.

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

We expect our cash flows from operating activities to remain sufficient to provide us with adequate levels of liquidity. In addition, we have access to $2.0 billion of debt capacity from our amended and restated revolving credit facility, which matures on March 23, 2027. We believe the Company has sufficient liquidity to operate in the current business environment for at least the next 12 months and the foreseeable future thereafter. Acquisitions, repurchases of our common stock and dividends remain strategic objectives, but they will be dependent on the economic outlook and liquidity of the Company.

Net cash provided by operating activities was $1.60 billion for fiscal 2023, which was an increase of $60.2 million, or 3.9%, compared to fiscal 2022. The increase was primarily the result of an increase in net income and favorable changes in working capital, specifically accrued liabilities, current income taxes and accounts payable. These improvements were partially offset by unfavorable changes in working capital, specifically, capitalized contract costs, inventories and accounts receivable, which resulted from the growth in revenue.

Net cash used in investing activities was $388.7 million in fiscal 2023, compared to $402.6 million in fiscal 2022. Net cash used in investing activities includes capital expenditures, purchases of investments, proceeds from the sale of operating assets and cash paid for acquisitions of businesses. Capital expenditures were $331.1 million and $240.7 million for fiscal 2023 and fiscal 2022, respectively. Capital expenditures for fiscal 2023 included $227.4 million for the Uniform Rental and Facility Services reportable operating segment and $76.5 million for the First Aid and Safety Services reportable operating segment. The increase in capital expenditures from fiscal 2022 to fiscal 2023 was due to an investment in the operating segments to support continued market penetration and revenue growth. Cash paid for acquisitions of businesses, net of cash acquired, was $46.4 million and $164.2 million for fiscal 2023 and fiscal 2022, respectively. The acquisitions in both fiscal 2023 and 2022 occurred in our Uniform Rental and Facility Services reportable operating segment, our First Aid and Safety Services reportable operating segment and our Fire Protection operating segment, which is included in All Other. The fiscal 2022 acquisitions also include the acquisition of the remaining interest of an equity method investment. In fiscal 2022 investing activities included proceeds of $15.3 million from the sale of certain operating assets, net of cash disposed in the Uniform Direct Sales operating segment, which is included in All Other. Net cash used in investing activities also included $4.6 million and $6.1 million of purchases of investments during fiscal 2023 and fiscal 2022, respectively.

Net cash used in financing activities was $1,172.8 million for fiscal 2023, compared to $1,537.9 million in fiscal 2022. The decrease in cash used in financing activities was due to the decrease in share buyback activity, partially offset by the $562.9 million increase in net debt payments, the $74.8 million increase in dividends paid and the $114.7 million decrease in proceeds from the exercise of stock-based compensation awards.

On October 29, 2019, we announced the Board of Directors authorized a $1.0 billion share buyback program, which was completed during fiscal 2022. On July 27, 2021, we announced the Board of Directors authorized a $1.5 billion share buyback program, which does not have an expiration date. From the inception of the July 27, 2021 share buyback program through May 31, 2023, Cintas purchased a total of 2.7 million shares of Cintas common stock at an average price of $385.80 per share for a total purchase price of $1.0 billion. On July 26, 2022, Cintas announced that the Board of Directors authorized a new $1.0 billion share buyback program, which does not have an expiration date. The following table summarizes the buyback activity by program and fiscal year ended May 31:

	2023			2022
Buyback Program (In thousands except per share data)	Shares	Average Price per Share	Purchase Price	Shares	Average Price per Share	Purchase Price

October 29, 2019	—	$—	$—	1,590	$365.41	$581,220
July 27, 2021	550	396.69	218,288	2,150	383.01	823,429
July 26, 2022	—	—	—	—	—	—
	550	$396.69	$218,288	3,740	$375.53	$1,404,649

Shares acquired for taxes due (1)	430	$420.21	$180,577	305	$397.16	$121,224

Total repurchase of Cintas common stock			$398,865			$1,525,873

(1) Shares of Cintas stock acquired for employee payroll taxes due on options exercised and vested restricted stock awards.

There were no share buybacks in the period subsequent to May 31, 2023, through July 27, 2023, under any share buyback program.

Our Board of Directors declared the following dividends:

Paid Dividends
Declaration Date (In millions except per share data)	Record Date	Payment Date	Dividend Per Share	Total Amount

Fiscal Year 2023
April 12, 2022	May 16, 2022	June 15, 2022	$0.95	$97.7
July 26, 2022	August 15, 2022	September 15, 2022	1.15	117.3
October 25, 2022	November 15, 2022	December 15, 2022	1.15	117.4
January 10, 2023	February 15, 2023	March 15, 2023	1.15	117.5
Total			$4.40	$449.9

Fiscal Year 2022
April 13, 2021	May 15, 2021	June 15, 2021	$0.75	$79.1
July 27, 2021	August 13, 2021	September 15, 2021	0.95	98.8
October 26, 2021	November 15, 2021	December 15, 2022	0.95	99.0
January 12, 2022	February 15, 2022	March 15, 2022	0.95	98.2
Total			$3.60	$375.1

Accrued Dividends
As of May 31, 2023
April 11, 2023 (1)	May 15, 2023	June 15, 2023	$1.15	$117.6

As of May 31, 2022
April 12, 2022 (1)	May 16, 2022	June 15, 2022	$0.95	$97.5
(1)     The dividends declared on April 11, 2023 and April 12, 2022 were included in current accrued liabilities on the consolidated balance sheets at May 31, 2023 and 2022, respectively.

Any future dividend declarations, including the amount of any dividends, are at the discretion of the Board of Directors and dependent upon then-existing conditions, including the Company's consolidated operating results and consolidated financial condition, capital requirements, contractual restrictions, business prospects and other factors that the Board of Directors may deem relevant.

During the fiscal year ended May 31, 2023, Cintas paid $261.2 million, net of commercial paper. On April 17, 2023, in accordance with the terms of the notes, Cintas paid the $50.0 million aggregate principal amount outstanding of its 3.73%, private placement, 10-year senior notes that matured on that date with proceeds from short-term commercial paper issuance. During the fiscal year ended May 31, 2022, Cintas issued $261.2 million, net of commercial paper. On June 1, 2021, in accordance with the terms of the notes, Cintas paid the $250.0 million aggregate principal amount outstanding of its 4.30%, 10-year senior notes that matured on that date with cash on hand. On April 1, 2022, in accordance with the terms of the notes, Cintas paid the $650.0 million aggregate principal amount outstanding of its 2.90%, 5-year senior notes that matured on that date with proceeds from short-term borrowings. On May 1, 2022, Cintas redeemed at par value the $300.0 million aggregate principal amount outstanding of its 3.25%, 10-year senior notes 30 days in advance of the maturation date with proceeds from short-term borrowings. On May 3, 2022, Cintas issued $400.0 million aggregate principal amount of senior notes that bear an interest rate of 3.45% and mature on May 1, 2025. On May 3, 2022, Cintas also issued $800.0 million aggregate principal amount of senior notes that bear an interest rate of 4.00% and mature on May 1, 2032. The net proceeds from these issuances were utilized for general business purposes, including reducing Cintas’ short-term borrowings.

The following table summarizes Cintas' outstanding debt at May 31:

(In thousands)	Interest Rate		Fiscal Year Issued	Fiscal Year Maturity	2023	2022

Debt due within one year
Commercial paper	1.20%	(1)	2022	2023	$—	$261,200
Senior notes (2)	2.78%		2013	2023	—	50,380
Debt issuance costs					—	(6)
Total debt due within one year					$—	$311,574

Debt due after one year
Senior notes (3)	3.11%		2015	2025	$50,630	$50,965
Senior notes	3.45%		2022	2025	400,000	400,000
Senior notes	3.70%		2017	2027	1,000,000	1,000,000
Senior notes	4.00%		2022	2032	800,000	800,000
Senior notes	6.15%		2007	2037	250,000	250,000
Debt issuance costs					(14,225)	(17,033)
Total debt due after one year					$2,486,405	$2,483,932
(1)     Variable rate debt instrument. The rate presented is the variable borrowing rate at May 31, 2022.
(2)     Cintas assumed these senior notes with the acquisition of G&K Services, Inc. (G&K) in the fourth quarter of fiscal 2017, and they were recorded at fair value. The interest rate shown above is the effective interest rate until repayment in fiscal 2023.
(3)     Cintas assumed these senior notes with the acquisition of G&K in the fourth quarter of fiscal 2017, and they were recorded at fair value. The interest rate shown above is the effective interest rate. The principal amount of these notes is $50.0 million with a stated interest rate of 3.88%.
The credit agreement that supports our commercial paper program has capacity under the revolving credit facility of $2.0 billion. The credit agreement has an accordion feature that provides Cintas the ability to request increases to the borrowing commitments under the revolving credit facility of up to $500.0 million in the aggregate, subject to customary conditions. The maturity date of the revolving credit facility is March 23, 2027. As of May 31, 2023, there was no commercial paper outstanding and no borrowings on our revolving credit facility. As of May 31, 2022, there was $261.2 million commercial paper outstanding and no borrowings on our revolving credit facility.

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

Our access to the commercial paper and long-term debt markets has historically provided us with sources of both short-term and long-term liquidity to meet material cash obligations. We do not anticipate having difficulty in obtaining financing from those markets in the future in view of our favorable experiences in the debt markets in the recent past. Additionally, our ability to continue to access the commercial paper and long-term debt markets on favorable interest rate and other terms will depend, to a significant degree, on the ratings assigned by the credit rating agencies to our indebtedness. As of May 31, 2023, our ratings were as follows:

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

Financial and Nonfinancial Disclosure About Issuers and Guarantors of Cintas’ Senior Notes
Cintas Corporation No. 2 (Corp. 2) is the indirectly, wholly owned principal operating subsidiary of Cintas. Corp. 2 is the issuer of the $2,500.0 million aggregate principal amount of senior notes outstanding as of May 31, 2023, which are unconditionally guaranteed, jointly and severally, by Cintas Corporation and its wholly owned, direct and indirect domestic subsidiaries. See Note 6 entitled Debt, Derivatives and Hedging Activities of "Notes to Consolidated Financial Statements" for more information on Cintas' outstanding debt.

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

Summarized financial information of the Obligor Group is as follows for the fiscal years ended May 31:

Summarized Consolidated Statements of Income (In thousands)	2023	2022

Net sales to unrelated parties	$8,333,404	$7,398,923
Net sales to non-guarantors	$13,791	$8,461
Operating income	$1,742,304	$1,534,320
Net income	$1,301,073	$1,197,830

Summarized Consolidated Balance Sheets (In thousands)	2023	2022

Assets
Receivables due from non-obligor subsidiaries	$9,168	$11,759
Total other current assets	$2,738,095	$2,427,494
Total other noncurrent assets	$5,210,312	$5,081,265

Liabilities
Amounts due to non-obligor subsidiaries	$11,902	$11,383
Current liabilities	$1,183,511	$1,388,310
Noncurrent liabilities	$3,399,191	$3,346,851

Contractual and Other Material Cash Obligations

	Payments Due by Period
(In thousands)	Total	One year or less	Two to three years	Four to five years	After five years

Debt (1)	$2,500,000	$—	$450,000	$1,000,000	$1,050,000
Operating leases (2)	196,688	48,070	73,621	44,221	30,776
Interest payments	675,043	100,115	184,490	131,750	258,688
Total contractual and other material cash obligations	$3,371,731	$148,185	$708,111	$1,175,971	$1,339,464
(1)See Note 6 entitled Debt, Derivatives and Hedging Activities of "Notes to Consolidated Financial Statements" for a detailed presentation of Cintas' debt.
(2)See Note 7 entitled Leases of "Notes to Consolidated financial Statements" for a detailed presentation of Cintas' operating leases.
Cintas also makes payments to defined contribution plans and may make payments to defined benefit plans to satisfy minimum funding requirements. The amount of contributions made to the defined contribution plans are at the discretion of the Board of Directors. Future contributions to the defined contribution plans are expected to be $107.9 million in the next year, $232.3 million in the next two to three years and $256.2 million in the next four to five years. Future contributions to the defined benefit plans are expected to be $0.8 million in the next year, $9.5 million in the next two to three years and $6.0 million in the next four to five years.

Other Commitments

	Amount of Commitment Expiration per Period
(In thousands)	Total	One year or less	Two to three years	Four to five years	After five years

Lines of credit (1)	$1,999,299	$—	$—	$1,999,299	$—
Standby letters of credit and surety bonds (2)	99,579	99,579	—	—	—
Total other commitments	$2,098,878	$99,579	$—	$1,999,299	$—
(1)Back-up facility for the commercial paper program (reference Note 6 entitled Debt, Derivatives and Hedging Activities of "Notes to Consolidated Financial Statements" for further discussion).
(2)These standby letters of credit and surety bonds support certain outstanding debt (reference Note 6 entitled Debt, Derivatives and Hedging Activities of "Notes to Consolidated Financial Statements"), self-insured workers' compensation and general liability insurance programs.
Inflation and Changing Prices
Changes in wages, benefits and energy costs have the potential to materially impact Cintas' consolidated results of operations. In fiscal 2023 and 2022, we experienced impacts from inflation, including, but not limited to, higher labor, fuel and transportation costs. Management has been able to mitigate these inflationary pressures through pricing and various efficiency initiatives. Management has mitigated these impacts such that net of the mitigation strategy and initiatives, inflation and changing prices has not had a material impact on Cintas' consolidated financial condition or a negative impact on the consolidated results of operations.
Litigation and Other Contingencies
Cintas is subject to legal proceedings, insurance receipts, legal settlements and claims arising from the ordinary course of its business, including personal injury, customer contract, environmental and employment claims. In the opinion of management, the aggregate liability, if any, with respect to such ordinary course of business actions will not have a material adverse effect on the consolidated financial position, consolidated results of operations or consolidated cash flows of Cintas. Cintas is also party to additional litigation not considered in the ordinary course of business. See Note 14 entitled Litigation and Other Contingencies of "Notes to Consolidated Financial Statements" for a detailed discussion of such additional litigation.
New Accounting Standards
There are no new accounting pronouncements recently issued or newly effective that had, or are expected to have, a material impact on Cintas' consolidated financial statements.
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

Uniforms and other rental items in service. Uniforms and other rental items in service are valued at cost less amortization, calculated using the straight-line method. Uniforms in service (other than cleanroom garments) are amortized over their useful lives, which range from 18 to 30 months. Other rental items, including shop towels, mats, mops, cleanroom garments, linens and restroom dispensers, are amortized over their useful lives, which range from 8 to 60 months. The amortization rates used are based on industry experience, Cintas' specific experience and wear tests performed by Cintas. These factors are critical to determining the amount of in service inventory and related cost of uniforms and ancillary products that are presented in the consolidated financial statements.

Goodwill. Goodwill, obtained through acquisitions of businesses, is valued at cost less any impairment. Cintas completes an annual impairment test, that includes an assessment of quantitative and qualitative factors including, but not limited to, macroeconomic conditions, industry and market conditions and entity specific factors such as strategies and financial performance. We test for goodwill impairment at the reporting unit level. Cintas has identified four reporting units for purposes of evaluating goodwill impairment: Uniform Rental and Facility Services, First Aid and Safety Services and two reporting units within All Other. Based on the results of the annual impairment tests, Cintas was not required to recognize an impairment of goodwill for the fiscal years ended May 31, 2023, 2022 or 2021. Cintas will continue to perform impairment tests as of March 1 in future years and when indicators of impairment exist.

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
Audited Consolidated Financial Statements for the Fiscal Years Ended May 31, 2023, 2022 and 2021

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

With the supervision of our President and Chief Executive Officer and our Chief Financial Officer, management assessed our internal control over financial reporting as of May 31, 2023. Management based its assessment on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed by our internal audit function.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of May 31, 2023, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.

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

J. Michael Hansen Executive Vice President and Chief Financial Officer

Report of Independent
Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cintas Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cintas Corporation (the Company) as of May 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended May 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively, referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at May 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of May 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated July 27, 2023, expressed an unqualified opinion thereon.
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

Valuation of Insurance Reserves

Description of the Matter
At May 31, 2023, the Company's insurance reserve was $182.0 million. As described in Note 1 to the Company’s consolidated financial statements, the Company’s insurance reserve represents the estimated ultimate cost of all asserted and unasserted (incurred but not reported) claims primarily related to workers' compensation, auto liability and other general liability exposure. The unasserted (incurred but not reported) insurance reserve is estimated through actuarial procedures using industry assumptions, adjusted for Company specific expectations based on claims history.

Auditing the Company's estimate of the unasserted (incurred but not reported) insurance reserve is judgmental and complex due to the significant estimation uncertainty of the potential value of unasserted claims, which are developed with the assistance of a third-party actuarial specialist.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company’s unasserted (incurred but not reported) insurance reserve. This includes internal controls over the claims activity and actuarial methods used to establish the unasserted (incurred but not reported) insurance reserve. Specifically, we tested internal controls related to management’s review of data provided to the actuary, validation of claim activity and review of actuarial methods.

To test the unasserted (incurred but not reported) insurance reserve, our audit procedures included, among others, assessing the methodologies used to estimate the incurred but not reported insurance reserve, testing the completeness and accuracy of the underlying claims data, vouching payments made to third parties, and testing the mathematical accuracy of the actuarially determined unasserted (incurred but not reported) insurance reserve. Furthermore, we involved our actuarial specialists to assist in evaluating the methodologies used by management to determine the unasserted (incurred but not reported) insurance reserve and comparing the Company’s recorded unasserted (incurred but not reported) insurance reserve to a range developed based on independently selected actuarial methodologies.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 1968
Cincinnati, Ohio
July 27, 2023

Report of Independent
Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cintas Corporation
Opinion on Internal Control over Financial Reporting
We have audited Cintas Corporation’s internal control over financial reporting as of May 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cintas Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of May 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of May 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended May 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a), and our report dated July 27, 2023, expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Cincinnati, Ohio
July 27, 2023

Consolidated Statements of Income	Fiscal Years Ended May 31,
(In thousands except per share data)	2023	2022	2021

Revenue:
Uniform rental and facility services	$6,897,130	$6,226,980	$5,689,632
Other	1,918,639	1,627,479	1,426,708
Total revenue	8,815,769	7,854,459	7,116,340

Costs and expenses:
Cost of uniform rental and facility services	3,632,175	3,316,433	2,983,514
Cost of other	1,010,226	905,780	818,175
Selling and administrative expenses	2,370,704	2,044,876	1,929,159
Operating income	1,802,664	1,587,370	1,385,492

Interest income	(1,716)	(242)	(467)
Interest expense	111,232	88,844	98,210

Income before income taxes	1,693,148	1,498,768	1,287,749
Income taxes	345,138	263,011	176,781
Net income	$1,348,010	$1,235,757	$1,110,968

Basic earnings per share	$13.21	$11.92	$10.52

Diluted earnings per share	$12.99	$11.65	$10.24

Dividends declared and paid per share	$4.60	$3.80	$5.01

See accompanying notes.

Consolidated Statements of Comprehensive Income	Fiscal Years Ended May 31,
(In thousands)	2023	2022	2021

Net income	$1,348,010	$1,235,757	$1,110,968

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(34,007)	(24,833)	68,182
Change in fair value of interest rate lock agreements, net of tax expense of $3,461, $34,932 and $36,172, respectively	10,111	102,057	106,843
Amortization of interest rate lock agreements, net of tax benefit of $(2,049), $(672) and $(463), respectively	(6,085)	(2,061)	(1,433)
Other, net of tax (benefit) expense of $(54), $638 and $3,578, respectively	(158)	1,866	10,676
Other comprehensive (loss) income, net of tax expense of $5,456, $36,242 and $40,213, respectively	(30,139)	77,029	184,268

Comprehensive income	$1,317,871	$1,312,786	$1,295,236

See accompanying notes.

Consolidated Balance Sheets	As of May 31,
(In thousands except share data)	2023	2022

Assets
Current assets:
Cash and cash equivalents	$124,149	$90,471
Accounts receivable, principally trade, less allowance of $14,926 and $12,918, respectively	1,152,993	1,006,220
Inventories, net	506,604	472,150
Uniforms and other rental items in service	1,011,918	916,706
Income taxes, current	—	21,708
Prepaid expenses and other current assets	142,795	124,728
Total current assets	2,938,459	2,631,983

Property and equipment, net	1,396,476	1,323,673

Investments	247,191	242,873
Goodwill	3,056,201	3,042,976
Service contracts, net	346,574	391,638
Operating lease right-of-use assets, net	178,464	170,003
Other assets, net	382,991	344,110
	$8,546,356	$8,147,256
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$302,292	$251,504
Accrued compensation and related liabilities	239,086	236,992
Accrued liabilities	632,504	588,948
Income taxes, current	12,470	—
Operating lease liabilities, current	43,710	43,872
Debt due within one year	—	311,574
Total current liabilities	1,230,062	1,432,890

Long-term liabilities:
Debt due after one year	2,486,405	2,483,932
Deferred income taxes	498,356	473,777
Operating lease liabilities	138,278	129,064
Accrued liabilities	329,269	319,397
Total long-term liabilities	3,452,308	3,406,170

Shareholders' equity:
Preferred stock, no par value: 100,000 shares authorized, none outstanding	—	—
Common stock, no par value, and paid-in capital: 425,000,000 shares authorized 2023: 192,198,938 shares issued and 101,732,148 shares outstanding 2022: 190,837,921 shares issued and 101,711,215 shares outstanding	2,031,542	1,771,917
Retained earnings	9,597,315	8,719,163
Treasury stock: 2023: 90,466,790 shares 2022: 89,126,706 shares	(7,842,649)	(7,290,801)
Accumulated other comprehensive income	77,778	107,917
Total shareholders' equity	3,863,986	3,308,196
	$8,546,356	$8,147,256
See accompanying notes.

Consolidated
Statements of Shareholders' Equity

	Common Stock and Paid-In Capital		Retained Earnings	Other Accumulated Comprehensive (Loss) Income	Treasury Stock		Total Shareholders' Equity
(In thousands)	Shares	Amount			Shares	Amount

Balance at June 1, 2020	186,793	$1,274,210	$7,296,509	$(153,380)	(83,378)	$(5,182,137)	$3,235,202
Net income	—	—	1,110,968	—	—	—	1,110,968
Comprehensive income, net of tax	—	—	—	184,268	—	—	184,268
Dividends	—	—	(530,462)	—	—	—	(530,462)
Stock-based compensation	—	112,035	—	—	—	—	112,035
Vesting of stock-based compensation awards	610	—	—	—	—	—	—
Stock options exercised	1,668	129,957	—	—	—	—	129,957
Repurchase of common stock	—	—	—	—	(1,632)	(554,121)	(554,121)
Balance at May 31, 2021	189,071	1,516,202	7,877,015	30,888	(85,010)	(5,736,258)	3,687,847
Net income	—	—	1,235,757	—	—	—	1,235,757
Comprehensive income, net of tax	—	—	—	77,029	—	—	77,029
Dividends	—	—	(393,609)	—	—	—	(393,609)
Stock-based compensation	—	109,308	—	—	—	—	109,308
Vesting of stock-based compensation awards	528	—	—	—	—	—	—
Stock options exercised	1,239	146,407	—	—	(71)	(28,670)	117,737
Repurchase of common stock	—	—	—	—	(4,046)	(1,525,873)	(1,525,873)
Balance at May 31, 2022	190,838	1,771,917	8,719,163	107,917	(89,127)	(7,290,801)	3,308,196
Net income	—	—	1,348,010	—	—	—	1,348,010
Comprehensive loss, net of tax	—	—	—	(30,139)	—	—	(30,139)
Dividends	—	—	(469,858)	—	—	—	(469,858)
Stock-based compensation	—	103,621	—	—	—	—	103,621
Vesting of stock-based compensation awards	287	—	—	—	—	—	—
Stock options exercised	1,074	156,004	—	—	(360)	(152,983)	3,021
Repurchase of common stock	—	—	—	—	(980)	(398,865)	(398,865)
Balance at May 31, 2023	192,199	$2,031,542	$9,597,315	$77,778	(90,467)	$(7,842,649)	$3,863,986

See accompanying notes.

Consolidated Statements of Cash Flows	Fiscal Years Ended May 31,
(In thousands)	2023	2022	2021
Cash flows from operating activities:
Net income	$1,348,010	$1,235,757	$1,110,968
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	257,041	249,376	243,836
Amortization of intangible assets and capitalized contract costs	152,121	150,325	144,115
Stock-based compensation	103,621	109,308	112,035
Gain on equity method investment transaction	—	(30,151)	—
Net gain on sale of operating assets	—	(12,129)	(22,030)
Long-lived asset impairment	—	—	5,114
Deferred income taxes	23,233	52,110	(42,242)
Change in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(151,771)	(100,392)	(32,576)
Inventories, net	(35,658)	16,194	(75,501)
Uniforms and other rental items in service	(98,252)	(111,332)	(35,659)
Prepaid expenses and other current assets and capitalized contract costs	(132,173)	(28,581)	(102,600)
Accounts payable	53,369	22,697	(2,604)
Accrued compensation and related liabilities	2,711	(3,625)	113,769
Accrued liabilities and other	41,314	(9,241)	(6,735)
Income taxes, current	34,248	(2,691)	(49,150)
Net cash provided by operating activities	1,597,814	1,537,625	1,360,740

Cash flows from investing activities:
Capital expenditures	(331,109)	(240,672)	(143,470)
Purchases of investments	(4,566)	(6,076)	(4,299)
Proceeds from sale of operating assets, net of cash disposed	—	15,347	31,705
Acquisitions of businesses, net of cash acquired	(46,357)	(164,228)	(10,038)
Other, net	(6,640)	(7,006)	(11,113)
Net cash used in investing activities	(388,672)	(402,635)	(137,215)

Cash flows from financing activities:
(Payments) issuance of commercial paper, net	(261,200)	261,200	—
Proceeds from issuance of debt	—	1,190,506	—
Repayment of debt	(50,000)	(1,200,000)	—
Proceeds from exercise of stock-based compensation awards	3,021	117,737	129,957
Dividends paid	(449,917)	(375,119)	(451,327)
Repurchase of common stock	(398,865)	(1,525,873)	(554,121)
Other, net	(15,875)	(6,394)	(4,377)
Net cash used in financing activities	(1,172,836)	(1,537,943)	(879,868)
Effect of exchange rate changes on cash and cash equivalents	(2,628)	(216)	4,581
Net increase (decrease) in cash and cash equivalents	33,678	(403,169)	348,238
Cash and cash equivalents at beginning of year	90,471	493,640	145,402
Cash and cash equivalents at end of year	$124,149	$90,471	$493,640

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

Cintas’ reportable operating segments are the Uniform Rental and Facility Services operating segment and the First Aid and Safety Services operating segment. The Uniform Rental and Facility Services reportable operating segment, consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items. In addition to these rental items, restroom cleaning services and supplies and the sale of items from our catalogs to our customers on route are included within this reportable operating segment. The First Aid and Safety Services reportable operating segment consists of first aid and safety products and services. The remainder of Cintas’ operating segments, which consists of the Fire Protection Services operating segment and the Uniform Direct Sale operating segment, are included in All Other. Cintas evaluates operating segment performance based on revenue and income before income taxes. Revenue and income before income taxes the reportable operating segments for the years ended May 31, 2023, 2022 and 2021 are presented in Note 13 entitled Operating Segment Information. The Company regularly reviews its operating segments for reporting purposes based on the information its chief operating decision maker regularly reviews for purposes of allocating resources and assessing performance and makes changes when appropriate.

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

Cash and cash equivalents.  Cintas considers all highly liquid domestic investments with a maturity of three months or less, at date of purchase, to be cash equivalents. At May 31, 2023 and 2022, cash and cash equivalents includes $32.7 million and $31.8 million, respectively, of restricted cash used as collateral associated with our insurance reserve.

Accounts receivable. Accounts receivable is comprised of amounts owed through product shipments and services provided and is presented net of an allowance for credit losses. The allowance includes both an estimate, based on historical rates of collections, and reserves for specific accounts identified as uncollectible. The portion of the allowance that is an estimate based on Cintas' historical rates of collections is recorded for overdue amounts, beginning with a nominal percentage when the account is current and increasing substantially as the account ages. The amount provided as the account ages will differ slightly between the Uniform Rental and Facility Services reportable operating segment, the First Aid and Safety Services reportable operating segment and All Other because of differences in customers served and the nature of each business. When an account is considered uncollectible, it is written off against the allowance for credit losses.

Inventories, net.   Inventories are valued at the lower of cost (first-in, first-out) or net realizable value. Inventory is comprised of the following amounts at May 31:

(In thousands)	2023	2022

Raw materials	$27,878	$19,071
Work in process	56,384	34,280
Finished goods	422,342	418,799
	$506,604	$472,150
Inventories are recorded net of reserves for obsolete inventory (excess and slow-moving) of $80.1 million and $100.3 million at May 31, 2023 and 2022, respectively. The inventory obsolescence reserve is determined by specific identification, as well as an estimate based on Cintas' historical rates of obsolescence. Obsolete inventory reserves are recorded in selling and administrative expenses on the consolidated statements of income. The judgment applied to record the obsolete inventory reserve as of May 31, 2023 and 2022, beyond our historical policy was deemed to be reasonable and supportable based on the data available as of the consolidated balance sheet dates. Once a specific inventory item is written down to the lower of cost or net realizable value, a new cost basis has been established, and that inventory item cannot subsequently be marked up.

Uniforms and other rental items in service.  These items are valued at cost less amortization, calculated using the straight-line method. Uniforms in service (other than cleanroom garments) are amortized over their useful lives, which range from 18 to 30 months. Other rental items, including shop towels, mats, mops, cleanroom garments, linens and restroom dispensers, are amortized over their useful lives, which range from 8 to 60 months. The amortization rates used are based on industry experience, Cintas' specific experience and wear tests performed by Cintas. These factors are critical to determining the amount of in service inventory and related cost of uniforms and facility services that are presented in the consolidated financial statements.

Investments.   Cintas' investments primarily consist of the cash surrender value of insurance policies. Investments are generally evaluated for impairment on an annual basis or when indicators of impairment exist. For the fiscal years ended May 31, 2023, 2022 and 2021, no impairment losses were recorded.

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
When events or circumstances indicate that the carrying amount of long-lived assets may not be recoverable, the estimated undiscounted future cash flows are compared to the carrying amount of the assets. If the estimated undiscounted future cash flows are less than the carrying amount of the assets, an impairment loss is recorded based on the excess of the carrying amount of the assets over their respective fair values. Fair value is generally determined by discounted cash flows, prices of similar assets or third-party real estate valuations, as appropriate. Based on its regular evaluation and the evolving impact of the COVID-19 pandemic, Cintas recognized a long-lived asset impairment loss of $5.1 million in the Uniform Direct Sale operating segment during the year ended May 31, 2021. The long-lived asset impairment in fiscal 2021 was based on the excess of the carrying amount of asset over their respective fair values and were recorded within selling and administrative expenses on the consolidated statements of income. The undiscounted cash flows were estimated, using Level 2 inputs based on both the cost and market approaches, at the lowest discernible level of cash flows, which is at the location level. Cintas did not identify any indicators of impairment for the fiscal years ended May 31, 2023 and 2022.

Goodwill.  Goodwill, obtained through acquisitions of businesses, is valued at cost less any impairment. Cintas completes an annual impairment test, that includes an assessment of quantitative and qualitative factors including, but not limited to, macroeconomic conditions, industry and market conditions and entity specific factors such as strategies and financial performance. We test for goodwill impairment at the reporting unit level. Cintas has identified four reporting units for purposes of evaluating goodwill impairment: Uniform Rental and Facility Services, First Aid and Safety Services and two reporting units within All Other. Based on the results of the annual impairment tests, Cintas was not required to recognize an impairment of goodwill for the fiscal years ended May 31, 2023, 2022 or 2021. Cintas will continue to perform impairment tests as of March 1 in future years and when indicators of impairment exist.

Service contracts and other assets.  Service contracts and other assets, which consist primarily of capitalized contract costs and noncompete and consulting agreements obtained through acquisitions of businesses, are generally amortized by use of the straight-line method, or an accelerated method that represents the estimated economic benefit, over the estimated lives of the agreements, which are generally 5 to 15 years. Certain noncompete agreements, as well as all service contracts, require that a valuation be determined using a discounted cash flow model. The assumptions and judgments used in these models involve estimates of cash flows and discount rates, among other factors. Because of the assumptions used to value these intangible assets, actual results over time could vary from original estimates. Impairment of service contracts and other assets is accomplished through specific identification. No impairment has been recognized by Cintas for the fiscal years ended May 31, 2023, 2022 and 2021.

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

Debt issuance costs. Debt issuance costs, if any, for the revolving credit facility are included in other assets, net and all other debt issuance costs reduce the carrying amount of debt.

Accrued liabilities.  Current accrued liabilities are recorded when it is probable that a liability has occurred and the amount of the liability can be reasonably estimated. Current accrued liabilities consist of the following at May 31:

(In thousands)	2023	2022

Insurance reserve	182,046	$163,958
Employee benefit related liabilities	167,095	146,237
Dividends	117,565	97,525
Accrued interest	15,151	15,448
Other	150,647	165,780
	$632,504	$588,948
Long-term accrued liabilities consist primarily of retirement obligations, which are described in more detail in Note 9 entitled Employee Benefit Plans, reserves associated with unrecognized tax benefits, which are described in more detail in Note 8 entitled Income Taxes and environmental obligations, which are further described below.

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

Pension plans. The Company assumed G&K's noncontributory, defined benefit pension plan (the Pension Plan) covering substantially all employees who were employed as of July 1, 2005, except certain employees who are covered by union-administered plans. Benefits are based on the number of years of service and each employee's compensation near retirement. G&K froze the Pension Plan effective December 31, 2006. Future growth in benefits will not occur after this date. The Company's funding policy provides for contributions of an amount between the minimum required and maximum amount that can be deducted for federal income tax purposes. The funded status is measured as the difference between the fair value of plan assets and the benefit obligation at May 31, the measurement date. The benefit obligation is the projected benefit obligation (PBO). The PBO represents the actuarial present value of benefits expected to be paid upon retirement based on estimated future compensation levels. The measurement of the PBO is based on the Company’s estimates and actuarial valuations. The fair value of plan assets represents the current market value of assets held by an irrevocable trust fund for the sole benefit of participants. These valuations reflect the terms of the Pension Plan and use participant-specific information such as compensation, age and years of service, as well as certain assumptions that require significant judgment, including estimates of discount rates, expected return on plan assets, rate of compensation increases, interest crediting rates and mortality rates. We recognize, as of a measurement date, any unrecognized actuarial net gains or losses that exceed ten percent of the larger of the projected benefit obligations or the plan assets, defined as the "corridor." Amounts outside the corridor are amortized over the plan participants' life expectancy. We determine the expected return on assets using the fair value of plan assets. See Note 9 entitled Employee Benefit Plans.

Stock-based compensation.  Compensation expense is recognized for all share-based payments to employees, including stock options and restricted stock awards, in the consolidated statements of income based on the fair value of the awards that are granted. The fair value of stock options is estimated at the date of grant using the Black-Scholes option-pricing model. Generally, measured compensation cost, net of actual forfeitures, is recognized on a straight-line basis over the vesting period of the related share-based compensation award. See Note 11 entitled Stock-Based Compensation.

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

Litigation and other contingencies. Cintas is subject to legal proceedings, insurance receipts, legal settlements and claims arising from the ordinary course of its business, including personal injury, customer contract, environmental and employment claims. U.S. GAAP requires that a liability for contingencies be recorded when it is probable that a liability has occurred and the amount of the liability can be reasonably estimated. In the opinion of management, the aggregate liability, if any, with respect to such ordinary course of business actions will not have a material adverse effect on the consolidated financial position, consolidated results of operations or consolidated cash flows of Cintas. Cintas is also party to additional litigation not considered in the ordinary course of business. See Note 14 entitled Litigation and Other Contingencies for a detailed discussion of such additional litigation.

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
In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Cintas' assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers between levels for the years ended May 31, 2023 or 2022. The carrying value of accounts receivable and accounts payable, and other current assets and liabilities, approximate fair value because of the short-term maturity of those instruments.

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

New accounting pronouncements. There are no new accounting pronouncements recently issued or newly effective that had, or are expected to have, a material impact on Cintas' consolidated financial statements.

Note 2.  Revenue Recognition
The following table presents Cintas' total revenue disaggregated by operating segment for the fiscal years ended May 31:

(In thousands)	2023		2022		2021

Uniform Rental and Facility Services	$6,897,130	78.2%	$6,226,980	79.3%	$5,689,632	80.0%
First Aid and Safety Services	951,496	10.8%	832,458	10.6%	784,291	11.0%
Fire Protection Services	627,747	7.1%	527,517	6.7%	446,441	6.3%
Uniform Direct Sales	339,396	3.9%	267,504	3.4%	195,976	2.7%
Total revenue	$8,815,769	100.0%	$7,854,459	100.0%	$7,116,340	100.0%

The Fire Protection Services and Uniform Direct Sales operating segments are included within All Other as disclosed in Note 13 entitled Operating Segment Information.

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

Revenue recorded is presented net of sales and other taxes we collect on behalf of governmental authorities. Shipping and handling costs charged to customers are treated as fulfillment activities and are recorded in both revenue and cost of sales at the time control is transferred to the customer. Certain of our customer contracts include pricing terms and conditions that include components of variable consideration. The variable consideration is typically in the form of consideration paid to a customer based on performance metrics specified within the contract and is not material in any period presented. When determining if variable consideration should be constrained, the Company considers whether factors outside its control could result in a significant reversal of revenue. In making these assessments, the Company considers the likelihood and magnitude of a potential reversal. The Company's performance period generally corresponds with the monthly invoice period. No constraints on our revenue recognition were applied during the fiscal years ended May 31, 2023, 2022 or 2021.

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

Costs to Obtain a Contract
The Company capitalizes commission expenses paid to our employee-partners when the commissions are deemed to be incremental for obtaining the route servicing customer contract. As permitted by ASC 606, Revenue from Contracts with Customers (ASC 606), the Company has elected to apply the guidance to a portfolio of contracts (or performance obligations) with similar characteristics because the Company reasonably expects that the effects on the consolidated financial statements of applying this guidance to the portfolio would not differ materially from applying this guidance to the individual contracts within the portfolio. The Company also continues to expense certain costs to obtain a contract if those costs do not meet the criteria of the standard or the amortization period of the asset would have been one year or less. The deferred commissions are amortized on a straight-line basis over the expected period of benefit. We review the deferred commission balances for impairment on an ongoing basis. Deferred commissions are classified as current or noncurrent based on the timing of when we expect to recognize the expense. The current portion is included in prepaid expenses and other current assets and the noncurrent portion is included in other assets, net on the Company's consolidated balance sheets. As of May 31, 2023, the current and noncurrent assets related to deferred commissions totaled $92.5 million and $251.6 million, respectively. As of May 31, 2022, the current and noncurrent assets related to deferred commissions totaled $83.7 million and $232.2 million, respectively. We recorded amortization expense related to deferred commissions of $94.8 million, $87.4 million and $83.1 million during the fiscal years ended May 31, 2023, 2022 and 2021, respectively. These expenses are classified in selling and administrative expenses on the consolidated statements of income.

Note 3.  Fair Value Disclosures
All financial instruments that are measured at fair value on a recurring basis (at least annually) have been classified within the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the consolidated balance sheet dates. These financial instruments measured at fair value on a recurring basis are summarized below:

	As of May 31, 2023
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$124,149	$—	$—	$124,149
Other assets, net:
Interest rate lock agreements	—	70,449	—	70,449
Total assets at fair value	$124,149	$70,449	$—	$194,598

	As of May 31, 2022
(In thousands)	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$90,471	$—	$—	$90,471
Other assets, net:
Interest rate lock agreements	—	56,877	—	56,877
Total assets at fair value	$90,471	$56,877	$—	$147,348

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

The fair values of Cintas' interest rate lock agreements are based on similar exchange traded derivatives (market approach) and are, therefore, included within Level 2 of the fair value hierarchy. The fair value was determined by comparing the locked rates against the benchmarked treasury rate. No other amounts included in other asset, net, are recorded at fair value on a recurring basis.

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

Note 4.  Property and Equipment
Cintas' property and equipment is summarized as follows at May 31:

(In thousands)	2023	2022

Land	$190,707	$191,878
Buildings and improvements	714,376	699,430
Equipment	2,699,728	2,548,796
Leasehold improvements	44,897	43,426
Construction in progress	109,037	52,062
	3,758,745	3,535,592
Accumulated depreciation	(2,362,269)	(2,211,919)
Property and equipment, net	$1,396,476	$1,323,673

Cintas capitalizes certain expenditures for software that are purchased or internally developed for use in business. Included in equipment at May 31, 2023 and 2022, were $308.5 million and $293.9 million, respectively, of internal use software. Amortization of internal use software begins when the software is ready for service and continues on the straight-line method over the estimated useful life, generally 10 years. Accumulated amortization related to internal use software was $202.0 million and $177.6 million at May 31, 2023 and 2022, respectively. We recorded amortization expense related to internal use software of $24.5 million, $23.5 million and $22.3 million for the fiscal years ended May 31, 2023, 2022 and 2021, respectively. These expenses are classified in selling and administrative expenses on the consolidated statements of income.

Note 5.  Goodwill, Service Contracts and Other Assets
Changes in the carrying amount of goodwill and service contracts by reportable operating segment and All Other, are presented in the following tables:

Goodwill (In thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Total

Balance at June 1, 2021	$2,547,510	$248,571	$116,988	$2,913,069
Goodwill acquired	99,826	38,281	5,162	143,269
Foreign currency translation	(12,237)	(1,083)	(42)	(13,362)
Balance at May 31, 2022	2,635,099	285,769	122,108	3,042,976
Goodwill acquired	18,729	8,624	4,678	32,031
Foreign currency translation	(17,221)	(1,525)	(60)	(18,806)
Balance at May 31, 2023	$2,636,607	$292,868	$126,726	$3,056,201

Service Contracts (In thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Total

Balance at June 1, 2021	$369,141	$18,294	$21,010	$408,445
Service contracts acquired	32,695	10,384	1,659	44,738
Service contracts amortization	(49,152)	(4,392)	(4,809)	(58,353)
Foreign currency translation	(3,050)	(142)	—	(3,192)
Balance at May 31, 2022	349,634	24,144	17,860	391,638
Service contracts acquired	6,942	2,299	1,757	10,998
Service contracts amortization	(43,356)	(5,149)	(4,230)	(52,735)
Foreign currency translation	(3,190)	(137)	—	(3,327)
Balance at May 31, 2023	$310,030	$21,157	$15,387	$346,574

Information regarding Cintas' service contracts and other assets is as follows as of May 31:

	2023			2022
(In thousands)	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net

Service contracts	$1,004,754	$658,180	$346,574	$1,001,311	$609,673	$391,638

Capitalized contract costs (1)	$665,705	$413,680	$252,025	$551,582	$319,358	$232,224
Noncompete and consulting agreements and other	198,260	67,294	130,966	176,578	64,692	111,886
Other assets	$863,965	$480,974	$382,991	$728,160	$384,050	$344,110
(1)     The current portion of capitalized contract costs, included in prepaid expenses and other current assets on the consolidated balance sheets as of May 31, 2023 and 2022, was $92.5 million and $83.7 million, respectively.

Amortization expense for service contracts and other assets was $150.0 million, $148.4 million and $141.9 million for the fiscal years ended May 31, 2023, 2022 and 2021, respectively. At May 31, 2023, the weighted average amortization period for service contracts, capitalized contract costs, noncompete and consulting agreements and other was 13 years, 7 years, 5 years and 10 years, respectively. As of May 31, 2023, the estimated future amortization expense for service contracts and other assets, excluding any future acquisitions and commissions to be earned, is as follows:

Fiscal Year (In thousands)
2024	$147,939
2025	133,368
2026	112,114
2027	91,492
2028	67,930
Thereafter	147,866
Total future amortization expense	$700,709

Note 6.  Debt, Derivatives and Hedging Activities
Cintas' outstanding debt is summarized as follows at May 31:

(In thousands)	Interest Rate		Fiscal Year Issued	Fiscal Year Maturity	2023	2022

Debt due within one year
Commercial paper	1.20%	(1)	2022	2023	$—	$261,200
Senior notes (2)	2.78%		2013	2023	—	50,380
Debt issuance costs					—	(6)
Total debt due within one year					$—	$311,574

Debt due after one year
Senior notes (3)	3.11%		2015	2025	$50,630	$50,965
Senior notes	3.45%		2022	2025	400,000	400,000
Senior notes	3.70%		2017	2027	1,000,000	1,000,000
Senior notes	4.00%		2022	2032	800,000	800,000
Senior notes	6.15%		2007	2037	250,000	250,000
Debt issuance costs					(14,225)	(17,033)
Total debt due after one year					$2,486,405	$2,483,932
(1)    Variable rate debt instrument. The rate presented is the variable rate at May 31, 2022.
(2)    Cintas assumed these senior notes with the acquisition of G&K in the fourth quarter of fiscal 2017, and they were recorded at fair value. The interest rate shown above is the effective interest rate until repayment in fiscal 2023.
(3)     Cintas assumed these senior notes with the acquisition of G&K in the fourth quarter of fiscal 2017, and they were recorded at fair value. The interest rate shown above is the effective interest rate. The principal amount of these notes is $50.0 million with a stated interest rate of 3.88%.
The average interest rate for all Cintas debt at May 31, 2023 was 4.0%, with maturity dates through fiscal year 2037. Cintas' senior notes, excluding G&K senior notes assumed with the acquisition of G&K in fiscal 2017, are recorded at cost, net of debt issuance costs. The fair value of the long-term debt is estimated using Level 2 inputs based on general market prices. The carrying value and fair value of Cintas' debt as of May 31, 2023 were $2,500.0 million and $2,443.8 million, respectively, and as of May 31, 2022 were $2,811.2 million and $2,862.2 million, respectively.

During the fiscal year ended May 31, 2023, Cintas paid $261.2 million, net of commercial paper. On April 17, 2023, in accordance with the terms of the notes, Cintas paid the $50.0 million aggregate principal amount outstanding of its 3.73%, private placement, 10-year senior notes that matured on that date with proceeds from short-term commercial paper issuance. During the fiscal year ended May 31, 2022, Cintas issued $261.1 million, net of commercial paper. On June 1, 2021, in accordance with the terms of the notes, Cintas paid the $250.0 million aggregate principal amount outstanding of its 4.30%, 10-year senior notes that matured on that date with cash on hand. On April 1, 2022, in accordance with the terms of the notes, Cintas paid the $650.0 million aggregate principal amount outstanding of its 2.90%, 5-year senior notes that matured on that date with proceeds from short-term borrowings. On May 1, 2022, Cintas redeemed at par value the $300.0 million aggregate principal amount outstanding of its 3.25%, 10-year senior notes 30 days in advance of the maturation date with proceeds from short-term borrowings. On May 3, 2022, Cintas issued $400.0 million aggregate principal amount of senior notes that bear an interest rate of 3.45% and mature on May 1, 2025. On May 3, 2022, Cintas also issued $800.0 million aggregate principal amount of senior notes that bear an interest rate of 4.00% and mature on May 1, 2032. The net proceeds from these issuances were utilized for general business purposes, including reducing Cintas’ short-term borrowings.

Letters of credit outstanding were $99.6 million and $106.7 million at May 31, 2023 and 2022, respectively. Maturities of debt during each of the next five years are $0.0 million, $450.0 million, $0.0 million, $1,000.0 million and $0.0 million, respectively.

Interest paid was $111.5 million, $97.8 million and $98.3 million for the fiscal years ended May 31, 2023, 2022 and 2021, respectively.

The credit agreement that supports our commercial paper program has capacity under the revolving credit facility of $2.0 billion. The credit agreement has an accordion feature that provides Cintas the ability to request increases to the borrowing commitments under the revolving credit facility of up to $500.0 million in the aggregate, subject to customary conditions. The maturity date of the revolving credit facility is March 23, 2027. As of May 31, 2023, there was no commercial paper outstanding and no borrowings on our revolving credit facility. As of May 31, 2022, there was $261.2 million commercial paper outstanding and no borrowings on our revolving credit facility. The fair value of the commercial paper, if any, which approximates carrying value, is estimated using level 2 inputs based on general market prices and interest rates.

Cintas uses interest rate locks to manage its overall interest expense as interest rate locks effectively change the interest rate of specific debt issuances. The interest rate locks are entered into to protect against unfavorable movements in the benchmark treasury rate related to forecasted debt issuances. Cintas used interest rate locks, which represent cash flow hedges, to hedge against movements in the treasury rates at the time Cintas issued its senior notes in fiscal 2007, fiscal 2013, fiscal 2017 and fiscal 2022. The amortization of the interest rate locks resulted in a decrease to other comprehensive income of $6.1 million, $2.1 million and $1.4 million for the fiscal years ended May 31, 2023, 2022 and 2021, respectively.

During fiscal 2022 and fiscal 2020, Cintas entered into interest rate lock agreements for forecasted debt issuances. The aggregate notional value of outstanding cash flow hedges was $500.0 million at both May 31, 2023 and 2022. The fair values of the outstanding interest rate locks, for forecasted debt issuances, are summarized as follows at May 31:

	2023	2022
Fiscal Year of Issuance (in thousands)	Other assets, net	Other assets, net

2022	$44,803	$18,331
2020	$25,646	$38,546
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
Note 7.  Leases
Cintas has operating leases for certain operating facilities, vehicles and equipment, which provide the right to use the underlying asset and require lease payments over the term of the lease. Each new contract is evaluated to determine if an arrangement contains a lease and whether that lease meets the classification criteria of a finance or operating lease. All identified leases are recorded on the consolidated balance sheets with a corresponding operating lease right-of-use asset, net, representing the right to use the underlying asset for the lease term and the operating lease liabilities representing the obligation to make lease payments arising from the lease. Short-term operating leases, which have an initial term of 12 months or less, are not recorded on the consolidated balance sheets.

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

Operating lease costs, including short-term lease expense and variable lease costs which were immaterial in each period, were $79.8 million, $74.5 million and $71.0 million for the fiscal years ended May 31, 2023, 2022 and 2021, respectively.

The following table provides supplemental information related to the Company's consolidated statements of cash flows for the fiscal years ended May 31:

(In thousands)	2023	2022

Cash paid for amounts included in the measurement of operating lease liabilities	$49,936	$49,579
Operating lease right-of-use assets obtained in exchange for new and renewed operating lease liabilities	$54,214	$26,862
Operating lease right-of-use assets acquired in business combinations	$—	$17,734

Other information related to the operating lease right-of-use assets, net and operating lease liabilities was as follows at May 31:

	2023	2022

Weighted-average remaining lease term - operating leases	5.28 years	5.40 years
Weighted-average discount rate - operating leases	2.87%	2.20%

The contractual future minimum lease payments of Cintas' operating lease liabilities by fiscal year are as follows as of May 31, 2023:

(In thousands)

2024	$48,070
2025	40,455
2026	33,166
2027	24,493
2028	19,728
Thereafter	30,776
Total payments	196,688
Less interest	(14,700)
Total present value of lease payments	$181,988

Note 8.  Income Taxes
Income before income taxes consists of the following components for the fiscal years ended May 31:

(In thousands)	2023	2022	2021

U.S. operations	$1,632,391	$1,445,719	$1,221,690
Foreign operations	60,757	53,049	66,059
	$1,693,148	$1,498,768	$1,287,749

Income tax expense (benefit) consists of the following components for the fiscal years ended May 31:

(In thousands)	2023	2022	2021

Current:
Federal	$248,413	$162,269	$164,104
State and local	56,589	32,431	42,340
Foreign	13,205	16,676	12,417
	318,207	211,376	218,861
Deferred	26,931	51,635	(42,080)
	$345,138	$263,011	$176,781

Reconciliation of income tax expense using the statutory rate and actual income tax expense is as follows for the fiscal years ended May 31:

(In thousands)	2023	2022	2021

Income taxes at the U.S. federal statutory rate	$355,561	$314,741	$270,427
Permanent differences (1)	(59,502)	(85,413)	(101,870)
State and local income taxes, net of federal benefit	46,245	33,547	27,304
Capital loss carryback	—	—	(14,072)
Other	2,834	136	(5,008)
	$345,138	$263,011	$176,781
(1)    Primarily consists of the excess tax benefits related to stock-based compensation.

The components of deferred income taxes included on the consolidated balance sheets are as follows at May 31:

(In thousands)	2023	2022

Deferred tax assets:
Reserves related to accounts receivable	$12,562	$10,928
Inventory reserves	22,822	28,020
Insurance reserves	45,153	45,237
Stock-based compensation	63,186	62,522
Operating lease liabilities	46,258	43,745
Deferred compensation and other	92,538	92,250
	282,519	282,702
Deferred tax liabilities:
Uniform and other rental items in service	248,883	226,510
Property and equipment	171,971	171,819
Intangibles and other amortizable assets	190,299	199,256
Treasury locks	32,830	31,566
Capitalized contract costs	88,056	81,314
Operating lease right-of-use assets	46,258	43,745
State taxes and other	2,578	2,269
	780,875	756,479
Net deferred tax liability	$498,356	$473,777

Although realization is not assured, management has evaluated its deferred tax assets to determine whether a valuation allowance is required or should be adjusted. This evaluation considers, among other items, the nature, frequency and amount of recent losses, reversal periods of taxable temporary differences, duration of statutory periods and tax planning strategies. As a result of this analysis, management believes it is more likely than not that the recorded deferred tax assets will be realized.

Income taxes paid were $291.9 million, $208.5 million and $245.5 million for the fiscal years ended May 31, 2023, 2022 and 2021, respectively.

As of May 31, 2023 and 2022, there was $29.3 million and $30.8 million, respectively, in total unrecognized tax benefits, which, if recognized, would favorably impact Cintas' effective tax rate. Cintas recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense in the consolidated statements of income, which is consistent with the recognition of these items in prior reporting periods. The total amount accrued for interest and penalties as of May 31, 2023 and 2022, was $3.2 million and $4.0 million, respectively. Cintas records this tax liability in long-term accrued liabilities on the consolidated balance sheets.

A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits (exclusive of interest and penalties) is as follows:

(In thousands)

Balance at June 1, 2021	$42,457
Additions for tax positions of the current year	5,558
Additions for tax positions of prior years	3,093
Settlements	(7,352)
Statute expirations	(6,182)
Balance at May 31, 2022	37,574
Additions for tax positions of the current year	6,904
Additions for tax positions of prior years	6,821
Settlements	(12,937)
Statute expirations	(1,608)
Balance at May 31, 2023	$36,754

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

All U.S. federal income tax returns are closed to audit through fiscal 2019. Cintas is currently in various audits in certain foreign jurisdictions and certain domestic states. The years under foreign and domestic state audits cover fiscal years back to 2014. Based on the status and resolution of the various audits and other potential regulatory developments, it is expected that the balance of unrecognized tax benefits will not materially change for the fiscal year ending May 31, 2024.

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

Note 9.  Employee Benefit Plans
Pension Plans
In conjunction with the acquisition of G&K in fiscal 2017, Cintas assumed the Pension Plan that covers substantially all legacy G&K employees who were employed as of July 1, 2005, except certain employees who were covered by union-administered plans. Benefits are based on the number of years of service and each employee’s compensation near retirement. We will make annual contributions to the Pension Plan consistent with federal funding requirements. The Pension Plan was frozen by G&K effective December 31, 2006. Future growth in benefits will not occur beyond this date. Applicable accounting standards require that the consolidated balance sheets reflect the funded status of the Pension Plan. The funded status of the Pension Plan is measured as the difference between the plan assets at fair value and the PBO. The PBO represents the actuarial present value of benefits expected to be paid upon retirement based on estimated future compensation levels. The measurement of the PBO is based on the Company’s estimates and actuarial valuations. Unrecognized differences between actual amounts and estimates based on actuarial assumptions are included in accumulated other comprehensive income (loss) on our consolidated balance sheets. The difference between actual amounts and estimates based on actuarial assumptions are recognized in other comprehensive income (loss), net of tax, in the period in which they occur. The estimated amortization from accumulated other comprehensive income (loss) into net periodic benefit cost during fiscal year 2024 is not material.

Obligations and Funded Status at May 31: (In thousands)	2023	2022

Change in benefit obligation:
Projected benefit obligation, beginning of year	$84,546	$99,728
Interest cost	3,089	2,148
Actuarial gain	(6,556)	(14,044)
Benefits paid	(3,340)	(3,286)
Projected benefit obligation, end of year	$77,739	$84,546

Change in plan assets:
Fair value of plan assets, beginning of year	$66,723	$78,244
Actual loss on plan assets	(3,345)	(8,322)
Employer contributions	—	87
Benefits paid	(3,340)	(3,286)
Fair value of plan assets, end of year	$60,038	$66,723

Funded status-net amount recognized	$(17,701)	$(17,823)

The net pension liability of $17.7 million and $17.8 million was included in long-term accrued liabilities on the consolidated balance sheets as of May 31, 2023 and 2022, respectively. An unrecognized net actuarial loss of $3.0 million and $2.9 million related to the Pension Plan was included in "other" within the accumulated other comprehensive income (loss) on the consolidated balance sheets at May 31, 2023 and 2022, respectively.

The components of net periodic pension benefit are summarized as follows for the fiscal years ended May 31:

(In thousands)	2023	2022

Interest cost	$3,089	$2,148
Expected return on assets	(3,350)	(3,651)
Net periodic pension benefit	$(261)	$(1,503)

Assumptions
The following weighted average assumptions were used to determine benefit obligations for the Pension Plan for the fiscal years ended May 31:

	2023	2022
Discount rate	4.89%	4.11%

The following weighted average assumptions were used to determine net periodic pension benefit for the Pension Plan for the fiscal years ended May 31:

	2023	2022
Discount rate	4.11%	2.83%
Expected return on plan assets	5.20%	4.80%

Plan Assets
The asset allocations in the Pension Plan are as follows at May 31:

	2023	2023	2022
	Target Asset Allocation	Actual Asset Allocation	Actual Asset Allocation

Large cap equity	26.0%	27.3%	29.1%
Small cap equity	5.0%	5.2%	6.2%
International equity	8.0%	8.8%	8.2%
Fixed income	45.0%	44.8%	43.2%
Absolute return strategy funds	16.0%	13.6%	12.7%
Cash	0.0%	0.3%	0.6%
Total	100.0%	100.0%	100.0%

Our investment committee, assisted by outside consultants, evaluates the objectives and investment policies concerning our long-term investment goals and asset allocation strategies. Pension Plan assets are invested in various asset classes that are expected to produce a sufficient level of diversification and investment return over the long term. To develop the expected long-term rate of return on asset assumptions, we consider the historical returns and future expectations of returns for each asset class, as well as the target asset allocation, changes in investments expenses and investment goals of the pension portfolio. This resulted in the selection of 5.20% expected return on Pension Plan assets for fiscal year 2023 and 4.80% expected return on Pension Plan assets for fiscal year 2022. The investment goals are (1) to meet or exceed the assumed actuarial rate of return over the long term within reasonable and prudent levels of risk, and (2) to preserve the real purchasing power of assets to meet future obligations. The nature and duration of benefit obligations, along with assumptions concerning asset class returns and return correlations, are considered when determining an appropriate asset allocation to achieve the investment objectives. Pension Plan assets for our qualified pension plans are held in a trust for the benefit of the plan participants and are invested in a diversified portfolio of equity investments, fixed income investments and cash. Risk targets are established and monitored against acceptable ranges. All investment policies and procedures are designed to ensure that the plans' investments are in compliance with the Employee Retirement Income Security Act. Guidelines are established defining permitted investments within each asset class.

The implementation of the investment strategy discussed above is executed through a variety of investment types, including U.S. government securities, corporate debt and mutual funds. The mutual fund investments are valued at the closing price reported on the active market on which the individual securities are traded and are not adjusted from the quoted active market price at the consolidated balance sheet dates. The remaining investments, primarily corporate debt, are valued using unadjusted observable inputs such as third-party quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for the assets or liabilities.

The methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while we believe our valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the consolidated balance sheet dates.

Information on the Pension Plan assets, using the fair value hierarchy discussed in Note 1 entitled Significant Accounting Polices, is as follows as of May 31:

	2023				2022
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Cash equivalents	$211	$—	$—	$211	$503	$—	$—	$503
U.S. government securities	2,983	2,280	—	5,263	2,839	3,178	—	6,017
Corporate debt	—	21,437	—	21,437	—	22,681	—	22,681
Municipal obligations	—	151	—	151	—	—	—	—
Mutual funds:
U.S. securities	27,681	—	—	27,681	32,016	—	—	32,016
International securities	5,295	—	—	5,295	5,506	—	—	5,506
Total	$36,170	$23,868	$—	$60,038	$40,864	$25,859	$—	$66,723

We expect to make contributions of approximately $0.8 million to the Pension Plan during the next 12 months. The Pension Plan benefit payments expected to be paid for each of the next five years and thereafter are $4.4 million, $4.6 million, $4.8 million, $4.9 million, $5.0 million and $54.0 million, respectively.

Future changes in plan asset returns, assumed discount rates and various other factors related to the Pension Plan will impact future net periodic pension benefit (cost) and liabilities, however, any changes would not have a material impact on our consolidated results of operations and consolidated financial position.

Cintas also administers a pension plan that was assumed in a previous acquisition and is immaterial for detailed disclosure purposes. As of May 31, 2023 and 2022, the fair value of this pension plan's total assets was $7.8 million and $8.4 million, respectively, and the PBO was $6.9 million and $7.5 million, respectively.

Non-Contributory Retirement Plans
Cintas' Partners' Plan (the Plan) is a non-contributory profit sharing plan and Employee Stock Ownership Plan (ESOP) for the benefit of substantially all U.S. Cintas employee-partners who have completed one year of service. The Plan also includes a 401(k) savings feature covering substantially all U.S. employee-partners. The amounts of contributions to the Plan and ESOP, as well as the matching contribution to the 401(k), are made at the discretion of the Board of Directors. Total contributions, including Cintas' matching contributions, which approximate cost, were $99.1 million, $85.0 million and $75.6 million for the fiscal years ended May 31, 2023, 2022 and 2021, respectively. The expense associated with these contributions was recorded in selling and administrative expenses on the consolidated statements of income.

Cintas has a non-contributory deferred profit sharing plan (DPSP), which covers substantially all Canadian employee-partners. In addition, a registered retirement savings plan (RRSP) is offered to those employees. The amounts of contributions to the DPSP, as well as the matching contribution to the RRSP, are made at the discretion of the Board of Directors. Total contributions, which approximate cost, were $3.7 million, $3.4 million and $3.1 million for the fiscal years ended May 31, 2023, 2022 and 2021, respectively. The expense associated with these contributions was recorded in selling and administrative expenses on the consolidated statements of income.

Cintas has a supplemental executive retirement plan (SERP) subject to Section 409A of the Internal Revenue Code for the benefit of certain highly compensated Cintas employee-partners. The SERP allows participants to defer the receipt of compensation which would otherwise become payable to them. Matching contributions are made at the discretion of the Board of Directors. Total matching contributions, which approximates cost, were $12.3 million, $10.5 million and $9.1 million for the fiscal years ended May 31, 2023, 2022 and 2021, respectively. The expense associated with these contributions was recorded in selling and administrative expenses on the consolidated statements of income.

Note 10.  Earnings per Share
Cintas uses the two-class method to calculate basic and diluted earnings per share as a result of outstanding participating securities in the form of restricted stock awards. See Note 11 entitled Stock-Based Compensation for additional information on restricted stock awards. The following tables set forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Cintas' common shares for the fiscal years ended May 31:

Basic Earnings per Share (In thousands except per share data)	2023	2022	2021

Net income	$1,348,010	$1,235,757	$1,110,968
Less: net income allocated to participating securities	5,463	6,132	7,623
Net income available to common shareholders	$1,342,547	$1,229,625	$1,103,345
Basic weighted average common shares outstanding	101,645	103,172	104,874

Basic earnings per share	$13.21	$11.92	$10.52

Diluted Earnings per Share (In thousands except per share data)	2023	2022	2021

Net income	$1,348,010	$1,235,757	$1,110,968
Less: net income allocated to participating securities	5,463	6,132	7,623
Net income available to common shareholders	$1,342,547	$1,229,625	$1,103,345
Basic weighted average common shares outstanding	101,645	103,172	104,874
Effect of dilutive securities – employee stock options	1,732	2,351	2,833
Diluted weighted average common shares outstanding	103,377	105,523	107,707

Diluted earnings per share	$12.99	$11.65	$10.24

For the fiscal years ended May 31, 2023, 2022 and 2021, options granted to purchase 1.0 million, 0.5 million and 0.2 million shares of Cintas common stock, respectively, were excluded from the computation of diluted earnings per share. The exercise prices of these options were greater than the average market price of the common shares (anti-dilutive).

On October 30, 2018, we announced that the Board of Directors authorized a $1.0 billion share buyback program, which was completed during the third quarter of fiscal 2021. On October 29, 2019, we announced the Board of Directors authorized a $1.0 billion share buyback program, which was completed during the first quarter of fiscal 2022. On July 27, 2021, we announced that the Board of Directors authorized a $1.5 billion share buyback program, which does not have an expiration date. From the inception of the July 27, 2021 share buyback program through May 31, 2023, Cintas purchased a total of 2.7 million shares of Cintas common stock at an average price of $385.80 per share for a total purchase price of $1.0 billion. On July 26, 2022, Cintas announced that the Board of Directors authorized a new $1.0 billion share buyback program, which does not have an expiration date.

The following table summarizes the buyback activity by program and fiscal year ended May 31:

	2023			2022			2021
Buyback Program (In thousands except per share data)	Shares	Average Price per Share	Purchase Price	Shares	Average Price per Share	Purchase Price	Shares	Average Price per Share	Purchase Price

October 30, 2018	—	$—	$—	—	$—	$—	190	$319.88	$60,877
October 29, 2019	—	—	—	1,590	365.41	581,220	1,196	350.31	418,779
July 27, 2021	550	396.69	218,288	2,150	383.01	823,429	—	—	—
July 26, 2022	—	—	—	—	—	—	—	—	—
	550	$396.69	$218,288	3,740	$375.53	$1,404,649	1,386	$346.13	$479,656

Shares acquired for taxes due (1)	430	$420.21	$180,577	305	$397.16	$121,224	246	$302.52	$74,465

Total repurchase of Cintas common stock			$398,865			$1,525,873			$554,121
(1) Shares of Cintas stock acquired for employee payroll taxes due on options exercised and vested restricted stock awards.

There were no share buybacks in the period subsequent to May 31, 2023, through July 27, 2023, under any share buyback program.
In addition to the share buyback activity presented above, beginning in fiscal 2022, Cintas acquired shares of Cintas common stock, via non-cash transactions, in connection with net-share settlements of option exercises. The following table summarizes Cintas' non-cash share buyback activity for the fiscal year ended May 31:

	2023			2022
Buyback Program (In thousands except per share data)	Shares	Average Price per Share	Non-Cash Value	Shares	Average Price per Share	Non-Cash Value

Non-cash transaction activity	360	$424.86	$152,983	71	$402.73	$28,670

Note 11.  Stock-Based Compensation
On August 2, 2016, the Board of Directors approved and adopted the Cintas Corporation 2016 Equity and Incentive Compensation Plan (the 2016 Plan) to replace the Cintas' 2005 Equity Compensation Plan, as amended (the 2005 Plan). The 2016 Plan was approved by Cintas shareholders at its Annual Meeting on October 18, 2016, at which time the 2016 Plan became effective. Under the 2016 Plan, Cintas may grant officers and key employee-partners equity compensation in the form of stock options, stock appreciation rights, restricted and unrestricted stock awards, performance awards and other stock unit awards representing up to an aggregate of 12,500,000 shares of Cintas' common stock. Any shares of common stock that remained available under the 2005 Plan became part of the total available share balance of 12,500,000 shares under the 2016 Plan. At May 31, 2023, 5,412,885 shares of common stock were reserved for future issuance under the 2016 Plan. Total compensation cost for stock-based awards was $103.6 million, $109.3 million and $112.0 million for the fiscal years ended May 31, 2023, 2022 and 2021, respectively. Cintas accounts for forfeitures of stock-based awards as they occur. The total income tax benefit recognized in the consolidated statements of income for share-based compensation arrangements was $26.4 million, $27.9 million and $28.6 million for the fiscal years ended May 31, 2023, 2022 and 2021, respectively.

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

The fair value of options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions for the fiscal years ended May 31:

	2023	2022	2021

Risk-free interest rate	2.8%	0.8%	0.4%
Dividend yield	1.1%	1.2%	1.1%
Expected volatility of Cintas' common stock	26.0%	25.2%	23.5%
Expected life of the option in years	5.5	5.5	5.5
The risk-free interest rate is based on U.S. government issues with a remaining term equal to the expected life of the stock options. The determination of expected volatility is based on historical volatility of Cintas' common stock over the period commensurate with the expected term of stock options, as well as other relevant factors. The weighted average expected term was determined based on the historical employee exercise behavior of the options. The weighted-average fair value of stock options granted during fiscal 2023, 2022 and 2021 was $120.24, $100.07 and $66.52, respectively.

The information presented in the following table relates primarily to stock options granted and outstanding under either the 2016 Plan or under previously adopted plans:

	Shares	Weighted Average Exercise Price

Outstanding, June 1, 2020 (1,913,374 shares exercisable)	7,105,399	$145.54
Granted	747,550	348.24
Canceled	(1,452)	59.51
Forfeited	(91,722)	193.94
Exercised	(1,704,251)	83.31
Outstanding, May 31, 2021 (1,548,867 shares exercisable)	6,055,524	191.11
Granted	531,963	398.92
Canceled	(877)	116.25
Forfeited	(260,249)	273.53
Exercised	(1,238,959)	118.21
Outstanding, May 31, 2022 (1,575,999 shares exercisable)	5,087,402	230.62
Granted	579,146	464.91
Canceled	(1,710)	65.79
Forfeited	(162,598)	339.49
Exercised	(1,074,488)	145.19
Outstanding, May 31, 2023 (1,546,346 shares exercisable)	4,427,752	$278.01

The intrinsic value of stock options exercised was $302.9 million, $348.3 million and $402.3 million for the fiscal years ended May 31, 2023, 2022 and 2021, respectively. The total cash received from employees as a result of employee stock option exercises for the fiscal years ended May 31, 2023, 2022 and 2021 was $3.0 million, $117.7 million and $130.0 million, respectively.

The fair value of stock options vested was $37.9 million, $36.7 million and $30.5 million for the fiscal years ended May 31, 2023, 2022 and 2021, respectively.

The following table summarizes the information related to stock options outstanding at May 31, 2023:

		Outstanding Options		Exercisable Options
Range of Exercise Prices	Number Outstanding	Average Remaining Option Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$37.91 - $155.83	1,000,881	3.07	$109.39	1,000,881	$109.39
$155.84 - $216.78	736,299	5.21	203.60	369,557	202.04
$216.79 - $346.61	1,087,491	6.63	275.83	169,721	262.73
$346.62 - $472.14	1,603,081	9.05	418.95	6,187	426.55
$37.91 - $472.14	4,427,752	6.46	$278.01	1,546,346	$149.63

At May 31, 2023, the aggregate intrinsic value of stock options outstanding and exercisable was $859.5 million and $498.7 million, respectively. The weighted-average remaining contractual term of stock options exercisable is 4.0 years.

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

The information presented in the following table relates to restricted stock awards granted and outstanding under either the 2016 Plan or under previously adopted plans:

	Shares	Weighted Average Grant Price

Outstanding, unvested grants at June 1, 2020	1,625,215	$199.73
Granted	274,843	352.68
Forfeited	(48,586)	241.95
Vested	(610,249)	147.32
Outstanding, unvested grants at May 31, 2021	1,241,223	264.63
Granted	189,874	398.30
Forfeited	(66,589)	323.00
Vested	(527,899)	213.36
Outstanding, unvested grants at May 31, 2022	836,609	331.95
Granted	187,750	470.11
Forfeited	(51,200)	384.61
Vested	(286,529)	267.65
Outstanding, unvested grants at May 31, 2023	686,630	$392.02

The remaining unrecognized compensation cost related to unvested stock options and restricted stock at May 31, 2023 was $251.8 million. The weighted-average period of time over which this cost will be recognized is 2.20 years.

Note 12.  Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss), net of tax:

(In thousands)	Foreign Currency	Unrealized (Loss) Income on Interest Rate Locks	Other	Total

Balance at June 1, 2021	$41,839	$(7,308)	$(3,643)	$30,888
Other comprehensive (loss) income before reclassifications	(24,833)	102,057	1,866	79,090
Amounts reclassified from accumulated other comprehensive income (loss)	—	(2,061)	—	(2,061)
Net current period other comprehensive (loss) income	(24,833)	99,996	1,866	77,029
Balance at May 31, 2022	17,006	92,688	(1,777)	107,917
Other comprehensive (loss) income before reclassifications	(34,007)	10,111	(158)	(24,054)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(6,085)	—	(6,085)
Net current period other comprehensive (loss) income	(34,007)	4,026	(158)	(30,139)
Balance at May 31, 2023	$(17,001)	$96,714	$(1,935)	$77,778

The following table summarizes the reclassifications out of accumulated other comprehensive income (loss) during the fiscal years ended May 31:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line in the Consolidated Statements of Income

(In thousands)	2023	2022

Amortization of interest rate locks	$8,134	$2,733	Interest expense
Tax expense	(2,049)	(672)	Income taxes
Amortization of interest rate locks, net of tax	$6,085	$2,061

Note 13.  Operating Segment Information
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

Cintas evaluates the performance of each operating segment based on several factors of which the primary ---financial measures are operating segment revenue and operating income. The accounting policies of the operating segments are the same as those described in Note 1 entitled Significant Accounting Policies. Information related to the operations of Cintas' reportable operating segments and All Other is set forth below:

(In thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Corporate (1)	Total
May 31, 2023
Revenue	$6,897,130	$951,496	$967,143	$—	$8,815,769
Gross margin	$3,264,955	$482,088	$426,325	$—	$4,173,368
Selling and administrative expenses	1,786,198	301,398	283,108	—	2,370,704
Interest expense, net	—	—	—	109,516	109,516
Income before income taxes	$1,478,757	$180,690	$143,217	$(109,516)	$1,693,148
Depreciation and amortization	$326,185	$62,059	$20,918	$—	$409,162
Capital expenditures	$227,436	$76,549	$27,124	$—	$331,109
Total assets	$7,176,257	$703,226	$542,724	$124,149	$8,546,356

May 31, 2022
Revenue	$6,226,980	$832,458	$795,021	$—	$7,854,459
Gross margin	$2,910,547	$372,193	$349,506	$—	$3,632,246
Selling and administrative expenses	1,557,057	265,430	222,389	—	2,044,876
Interest expense, net	—	—	—	88,602	88,602
Income before income taxes	$1,353,490	$106,763	$127,117	$(88,602)	$1,498,768
Depreciation and amortization	$329,473	$48,656	$21,572	$—	$399,701
Capital expenditures	$166,559	$59,656	$14,457	$—	$240,672
Total assets	$6,979,731	$664,040	$413,014	$90,471	$8,147,256

May 31, 2021
Revenue	$5,689,632	$784,291	$642,417	$—	$7,116,340
Gross margin	$2,706,118	$332,336	$276,197	$—	$3,314,651
Selling and administrative expenses	1,480,278	251,153	197,728	—	1,929,159
Interest expense, net	—	—	—	97,743	97,743
Income before income taxes	$1,225,840	$81,183	$78,469	$(97,743)	$1,287,749
Depreciation and amortization	$323,596	$43,314	$21,041	$—	$387,951
Capital expenditures	$104,020	$34,384	$5,066	$—	$143,470
Total assets	$6,743,272	$637,663	$362,248	$493,640	$8,236,823
(1)     Corporate assets represent the consolidated cash balance in all periods presented.

Note 14 - Litigation and Other Contingencies
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

The Company, the Board of Directors, Scott Farmer (Executive Chairman) and the Investment Policy Committee are defendants in a purported class action, filed on December 13, 2019, pending in the U.S. District Court for the Southern District of Ohio alleging violations of The Employee Retirement Income Security Act of 1974 (ERISA). The lawsuit asserts that the defendants improperly managed the costs of the employee retirement plan, breached their fiduciary duties in failing to investigate and select lower cost alternative funds and failed to monitor and control the employee retirement plan’s recordkeeping costs. The defendants deny liability and a legal contingency is neither probable nor estimable at this time.

Cintas records an accrual for legal contingencies when Cintas determines that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of May 31, 2023 and 2022, Cintas did not accrue any additional sums in excess of its other legal contingency accruals for adverse jury verdicts arising in the ordinary course of its business. The litigation discussed above, if decided or settled adversely to Cintas, may result in liability material to Cintas' consolidated financial condition, consolidated results of operation or consolidated cash flows and could increase costs of operations on an ongoing basis. Any estimated liability relating to these proceedings is not determinable at this time. Cintas may enter into discussions regarding settlement of these and other lawsuits, and may enter into settlement agreements if it believes such settlement is in the best interest of Cintas' shareholders.

Item 9.  Changes in and Disagreements with
Accountants on Accounting and Financial Disclosure
None.

Item 9A.  Controls and Procedures
Disclosure Controls and Procedures
With the participation of Cintas' management, including Cintas' President and Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, Cintas has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act) as of May 31, 2023. Based on such evaluation, Cintas' management, including Cintas' President and Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, have concluded that Cintas' disclosure controls and procedures were effective as of May 31, 2023, in ensuring (i) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is accumulated and communicated to Cintas' management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting
Management's Report on Internal Control over Financial Reporting and the Report of Ernst & Young LLP, Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this Annual Report on Form 10-K and are incorporated by reference herein.
There were no changes in Cintas' internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended May 31, 2023, that have materially affected, or are reasonably likely to materially affect, Cintas' internal control over financial reporting.

Item 9B.  Other Information
None.

Item 9C. Disclosure Regarding
Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance
The information required under this item is incorporated herein by reference to the material contained in Cintas' definitive proxy statement for the 2023 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the close of the fiscal year (the Proxy Statement).

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

The following table provides information about Cintas' common stock that may be issued under Cintas' equity compensation plans as of May 31, 2023.

Equity Compensation Plan Information Plan category	Number of shares to be issued upon exercise of outstanding options (1)	Weighted average exercise price of outstanding options (1)	Number of shares remaining available for future issuance under equity compensation plans

Equity compensation plans approved by shareholders	4,427,752	$278.01	5,412,885
Equity compensation plans not approved by shareholders	—	—	—
Total	4,427,752	$278.01	5,412,885

(1)    Excludes 686,630 unvested restricted stock units.

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

For each of the three years in the period ended May 31, 2023.

Schedule II: Valuation and Qualifying Accounts and Reserves.

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto.

(a) (3)		Exhibits.

All documents referenced below were filed pursuant to the Exchange Act by Cintas Corporation, file number 000-11399, unless otherwise noted.

Exhibit Number		Description of Exhibit
3.1		Restated Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to Cintas' Quarterly Report on Form 10-Q for the quarter ended November 30, 2022).

3.2		Amended and Restated By-laws (Incorporated by reference to Exhibit 3.1 to Cintas' Current Report on Form 8-K filed on August 3, 2018).

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

10.22	*
Amendment No. 2 to Cintas Corporation 2016 Equity and Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to Cintas' Quarterly Report on Form 10-Q for the quarter ended August 31, 2022).

10.23	*
Amendment No. 3 to Cintas Corporation 2016 Equity and Incentive Compensation Plan (Incorporated by reference to Exhibit 10.2 to Cintas' Quarterly Report on Form 10-Q for the quarter ended August 31, 2022).

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

101
The following financial statements from Cintas' Annual Report on Form 10-K for the fiscal year ended May 31, 2023, formatted in Inline XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from Cintas' Annual Report on Form 10-K for the fiscal year ended May 31, 2023, formatted in Inline XBRL (included as Exhibit 101).

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

DATE SIGNED: July 27, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Capacity	Date

/s/	Todd M. Schneider Todd M. Schneider	President, Chief Executive Officer and Director (Principal Executive Officer)	July 27, 2023

/s/	Scott D. Farmer Scott D. Farmer	Executive Chairman of the Board of Directors	July 27, 2023

/s/	Ronald W. Tysoe Ronald W. Tysoe	Director	July 27, 2023

/s/	John F. Barrett John F. Barrett	Director	July 27, 2023

/s/	Karen L. Carnahan Karen L. Carnahan	Director	July 27, 2023

/s/	Martin Mucci Martin Mucci	Director	July 27, 2023

/s/	J. Michael Hansen J. Michael Hansen	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	July 27, 2023

Cintas Corporation
Schedule II — Valuation and Qualifying Accounts and Reserves

(In thousands)	Balance at Beginning of Year	Additions (1)	Deductions (2)(3)	Balance at End of Year

Allowance for Doubtful Accounts
May 31, 2021	$35,433	$27,517	$50,853	$12,097
May 31, 2022	$12,097	$30,278	$29,457	$12,918
May 31, 2023	$12,918	$40,817	$38,809	$14,926

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