Form 10-Q
period 2023-08-31
CINTAS CORP
filed 2023-10-05
CIK 723254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	August 31, 2023
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding September 30, 2023
Common Stock, no par value	101,854,118

CINTAS CORPORATION

Part I. Financial Information
ITEM 1.
FINANCIAL STATEMENTS
CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
(In thousands except per share data)	August 31, 2023	August 31, 2022
Revenue:
Uniform rental and facility services	$1,826,825	$1,697,772
Other	515,505	468,682
Total revenue	2,342,330	2,166,454

Costs and expenses:
Cost of uniform rental and facility services	947,583	890,766
Cost of other	253,176	247,576
Selling and administrative expenses	641,015	587,992

Operating income	500,556	440,120

Interest income	(422)	(155)
Interest expense	24,544	27,720

Income before income taxes	476,434	412,555
Income taxes	91,349	60,866
Net income	$385,085	$351,689

Basic earnings per share	$3.76	$3.45

Diluted earnings per share	$3.70	$3.39

Dividends declared per share	$1.35	$1.15

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
(In thousands)	August 31, 2023	August 31, 2022

Net income	$385,085	$351,689

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,634	(19,206)
Change in fair value of interest rate lock agreements, net of tax expense of $2,806 and $320, respectively	8,199	934
Amortization of interest rate lock agreements, net of tax benefit of $(487) and $(512), respectively	(1,442)	(1,521)
Other comprehensive income (loss), net of tax expense (benefit) of $2,319 and $(192), respectively	9,391	(19,793)

Comprehensive income	$394,476	$331,896

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands except per share data)	August 31, 2023	May 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$88,126	$124,149
Accounts receivable, net	1,197,342	1,152,993
Inventories, net	498,354	506,604
Uniforms and other rental items in service	1,021,515	1,011,918
Prepaid expenses and other current assets	182,191	142,795
Total current assets	2,987,528	2,938,459

Property and equipment, net	1,439,266	1,396,476

Investments	266,930	247,191
Goodwill	3,104,955	3,056,201
Service contracts, net	340,266	346,574
Operating lease right-of-use assets, net	181,677	178,464
Other assets, net	399,059	382,991
	$8,719,681	$8,546,356

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$314,743	$302,292
Accrued compensation and related liabilities	116,892	239,086
Accrued liabilities	592,370	632,504
Income taxes, current	101,031	12,470
Operating lease liabilities, current	43,803	43,710
Total current liabilities	1,168,839	1,230,062

Long-term liabilities:
Debt due after one year	2,477,093	2,486,405
Deferred income taxes	499,935	498,356
Operating lease liabilities	141,459	138,278
Accrued liabilities	354,720	329,269
Total long-term liabilities	3,473,207	3,452,308

Shareholders’ equity:
Preferred stock, no par value:	—	—
100,000 shares authorized, none outstanding
Common stock, no par value, and paid-in capital:	2,121,475	2,031,542
425,000,000 shares authorized
FY 2024: 192,657,768 shares issued and 101,927,462 shares outstanding
FY 2023: 192,198,938 shares issued and 101,732,148 shares outstanding
Retained earnings	9,844,128	9,597,315
Treasury stock:	(7,975,137)	(7,842,649)
FY 2024: 90,730,306 shares
FY 2023: 90,466,790 shares
Accumulated other comprehensive income	87,169	77,778
Total shareholders’ equity	4,077,635	3,863,986
	$8,719,681	$8,546,356
See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock and Paid-In Capital		Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total Shareholders' Equity
(In thousands)	Shares	Amount			Shares	Amount

Balance at June 1, 2023	192,199	$2,031,542	$9,597,315	$77,778	(90,467)	$(7,842,649)	$3,863,986
Net income	—	—	385,085	—	—	—	385,085
Comprehensive income, net of tax	—	—	—	9,391	—	—	9,391
Dividends	—	—	(138,272)	—	—	—	(138,272)
Stock-based compensation	—	30,242	—	—	—	—	30,242
Vesting of stock-based compensation awards	156	—	—	—	—	—	—
Stock options exercised	303	59,691	—	—	(118)	(59,212)	479
Repurchase of common stock	—	—	—	—	(145)	(73,276)	(73,276)
Balance at August 31, 2023	192,658	$2,121,475	$9,844,128	$87,169	(90,730)	$(7,975,137)	$4,077,635

	Common Stock and Paid-In Capital		Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total Shareholders' Equity
(In thousands)	Shares	Amount			Shares	Amount

Balance at June 1, 2022	190,838	$1,771,917	$8,719,163	$107,917	(89,127)	$(7,290,801)	$3,308,196
Net income	—	—	351,689	—	—	—	351,689
Comprehensive loss, net of tax	—	—	—	(19,793)	—	—	(19,793)
Dividends	—	—	(117,461)	—	—	—	(117,461)
Stock-based compensation	—	26,282	—	—	—	—	26,282
Vesting of stock-based compensation awards	273	—	—	—	—	—	—
Stock options exercised	543	80,638	—	—	(193)	(79,591)	1,047
Repurchase of common stock	—	—	—	—	(802)	(320,334)	(320,334)
Balance at August 31, 2022	191,654	$1,878,837	$8,953,391	$88,124	(90,122)	$(7,690,726)	$3,229,626

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In thousands)	August 31, 2023	August 31, 2022
Cash flows from operating activities:
Net income	$385,085	$351,689
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	67,613	63,057
Amortization of intangible assets and capitalized contract costs	39,199	36,989
Stock-based compensation	30,242	26,282
Deferred income taxes	(1,367)	14,829
Change in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(43,892)	(79,397)
Inventories, net	8,541	(2,476)
Uniforms and other rental items in service	(7,414)	(39,327)
Prepaid expenses and other current assets and capitalized contract costs	(66,791)	(63,641)
Accounts payable	12,443	41,681
Accrued compensation and related liabilities	(124,408)	(59,957)
Accrued liabilities and other	(48,952)	(49,105)
Income taxes, current	86,646	57,532
Net cash provided by operating activities	336,945	298,156

Cash flows from investing activities:
Capital expenditures	(106,697)	(70,016)
Purchases of investments	(6,525)	(5,930)
Acquisitions of businesses, net of cash acquired	(55,651)	(7,060)
Other, net	(963)	(3,589)
Net cash used in investing activities	(169,836)	(86,595)

Cash flows from financing activities:
Issuance of commercial paper, net	—	196,000
Repayment of debt	(10,000)	—
Proceeds from exercise of stock-based compensation awards	479	1,047
Dividends paid	(117,565)	(97,655)
Repurchase of common stock	(73,276)	(320,334)
Other, net	(2,013)	(5,257)
Net cash used in financing activities	(202,375)	(226,199)

Effect of exchange rate changes on cash and cash equivalents	(757)	(1,275)

Net decrease in cash and cash equivalents	(36,023)	(15,913)
Cash and cash equivalents at beginning of period	124,149	90,471
Cash and cash equivalents at end of period	$88,126	$74,558
See accompanying notes.

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation
The consolidated condensed financial statements of Cintas Corporation (Cintas, the Company, we, us or our) included herein have been prepared by Cintas, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with United States generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. While we believe that the disclosures are adequately presented, we suggest that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2023 (Annual Report) filed with the SEC on July 27, 2023. See Note 1 entitled Significant Accounting Policies of "Notes to Consolidated Financial Statements" of that Annual Report for a summary of our significant accounting policies. There have been no material changes in the accounting policies followed by Cintas during the current fiscal year.

Interim results are subject to variations and are not necessarily indicative of the results of operations for a full fiscal year. In the opinion of management, adjustments (which include only normal recurring adjustments) necessary for a fair statement of the consolidated results of the interim periods shown have been made.

Inventories, net are valued at the lower of cost (first-in, first-out) or net realizable value. Inventory is comprised of the following at:

(In thousands)	August 31, 2023	May 31, 2023

Raw materials	$23,199	$27,878
Work in process	49,017	56,384
Finished goods	426,138	422,342
Inventories, net	$498,354	$506,604
Inventories are recorded net of reserves for obsolete inventory (excess and slow-moving) of $74.1 million and $80.1 million at August 31, 2023 and May 31, 2023, respectively. The inventory obsolescence reserve is determined by specific identification, as well as an estimate based on Cintas' historical rates of obsolescence. Once a specific inventory item is written down to the lower of cost or net realizable value, a new cost basis has been established, and that inventory item cannot subsequently be marked up.
New Accounting Pronouncements
There are no new accounting pronouncements recently issued or newly effective that had, or are expected to have, a material impact on Cintas' consolidated condensed financial statements.

Note 2 - Revenue Recognition
The following table presents Cintas' total revenue disaggregated by operating segment for the three months ended August 31:

(In thousands)	2023		2022

Uniform Rental and Facility Services	$1,826,825	78.0%	$1,697,772	78.4%
First Aid and Safety Services	260,693	11.1%	234,161	10.8%
Fire Protection Services	174,316	7.5%	151,847	7.0%
Uniform Direct Sales	80,496	3.4%	82,674	3.8%
Total revenue	$2,342,330	100.0%	$2,166,454	100.0%

The Fire Protection Services and Uniform Direct Sales operating segments are included within All Other as disclosed in Note 10 entitled Segment Information.

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

Revenue recorded is presented net of sales and other taxes we collect on behalf of governmental authorities. Shipping and handling costs charged to customers are treated as fulfillment activities and are recorded in both revenue and cost of sales at the time control is transferred to the customer. Certain of our customer contracts include pricing terms and conditions that include components of variable consideration. The variable consideration is typically in the form of consideration paid to a customer based on performance metrics specified within the contract and is not material in any period presented. When determining if variable consideration should be constrained, the Company considers whether factors outside its control could result in a significant reversal of revenue. In making these assessments, the Company considers the likelihood and magnitude of a potential reversal. The Company's performance period generally corresponds with the monthly invoice period. No constraints on our revenue recognition were applied during the three months ended August 31, 2023 or 2022.

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

Costs to Obtain a Contract
The Company capitalizes commission expenses paid to our employee-partners when the commissions are deemed to be incremental for obtaining the route servicing customer contract. As permitted by Accounting Standards Codification 606, Revenue from Contracts with Customers (ASC 606), the Company has elected to apply the guidance to a portfolio of contracts (or performance obligations) with similar characteristics because the Company reasonably expects that the effects on the consolidated condensed financial statements of applying this guidance to the portfolio would not differ materially from applying this guidance to the individual contracts within the portfolio. The Company also continues to expense certain costs to obtain a contract if those costs do not meet the criteria of the standard or the amortization period of the asset would have been one year or less. The deferred commissions are amortized on a straight-line basis over the expected period of benefit. We review the deferred commission balances for impairment on an ongoing basis. Deferred commissions are classified as current or noncurrent based on the timing of when we expect to recognize the expense. The current portion is included in prepaid expenses and other current assets and the noncurrent portion is included in other assets, net on the Company's consolidated condensed balance sheets. As of August 31, 2023, the current and noncurrent assets related to deferred commissions totaled $94.1 million and $255.1 million, respectively. As of May 31, 2023, the current and noncurrent assets related to deferred commissions totaled $92.5 million and $251.6 million, respectively. We recorded amortization expense related to deferred commissions of $24.4 million and $22.4 million during the three months ended August 31, 2023 and 2022, respectively. These expenses are classified in selling and administrative expenses on the consolidated condensed statements of income.

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

Operating lease costs, including short-term lease expense and variable lease costs which were immaterial in both periods, were $19.7 million and $19.5 million for the three months ended August 31, 2023 and 2022, respectively.

The following table provides supplemental information related to the Company's consolidated condensed statements of cash flows for the three months ended August 31:

(In thousands)	2023	2022

Cash paid for amounts included in the measurement of operating lease liabilities	$12,696	$12,608
Operating lease right-of-use assets obtained in exchange for new and renewed operating lease liabilities	$14,286	$15,836

Other information related to the operating lease right-of-use assets, net and operating lease liabilities was as follows:

	August 31, 2023	May 31, 2023

Weighted-average remaining lease term	5.26 years	5.28 years
Weighted-average discount rate	3.03%	2.87%
The contractual future minimum lease payments of Cintas' operating lease liabilities by fiscal year are as follows as of August 31, 2023:

(In thousands)

2024 (remaining nine months)	$36,821
2025	43,650
2026	36,102
2027	27,205
2028	22,158
Thereafter	35,134
Total payments	201,070
Less interest	(15,808)
Total present value of lease payments	$185,262

Note 4 - Fair Value Measurements
All financial instruments that are measured at fair value on a recurring basis (at least annually) have been classified within the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the consolidated condensed balance sheet dates. These financial instruments measured at fair value on a recurring basis are summarized below:

	As of August 31, 2023				As of May 31, 2023
(In thousands)	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$88,126	$—	$—	$88,126	$124,149	$—	$—	$124,149
Other assets, net:
Interest rate lock agreements	—	81,455	—	81,455	—	70,449	—	70,449
Total assets at fair value	$88,126	$81,455	$—	$169,581	$124,149	$70,449	$—	$194,598
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

Note 5 - Earnings Per Share
Cintas uses the two-class method to calculate basic and diluted earnings per share as a result of outstanding participating securities in the form of restricted stock awards. The following tables set forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Cintas’ common shares for the three months ended August 31:

Basic Earnings per Share (In thousands except per share data)	2023	2022

Net income	$385,085	$351,689
Less: net income allocated to participating securities	1,560	1,520
Net income available to common shareholders	$383,525	$350,169
Basic weighted average common shares outstanding	101,895	101,428

Basic earnings per share	$3.76	$3.45

Diluted Earnings per Share (In thousands except per share data)	2023	2022

Net income	$385,085	$351,689
Less: net income allocated to participating securities	1,560	1,520
Net income available to common shareholders	$383,525	$350,169
Basic weighted average common shares outstanding	101,895	101,428
Effect of dilutive securities – employee stock options	1,677	1,909
Diluted weighted average common shares outstanding	103,572	103,337

Diluted earnings per share	$3.70	$3.39

For the three months ended August 31, 2023 and 2022, options granted to purchase 0.2 million and 0.8 million shares of Cintas common stock, respectively, were excluded from the computation of diluted earnings per share. The exercise prices of these options were greater than the average market price of the common stock (anti-dilutive).

On July 27, 2021, Cintas announced that the Board of Directors authorized a $1.5 billion share buyback program, which does not have an expiration date. On July 26, 2022, Cintas announced that the Board of Directors authorized a new $1.0 billion share buyback program, which does not have an expiration date. The following table summarizes the share buyback activity by program and period for the three months ended August 31:

	2023			2022
Buyback Activity (In thousands except per share data)	Shares	Avg. Price per Share	Purchase Price	Shares	Avg. Price per Share	Purchase Price

July 27, 2021	—	$—	$—	532	$396.39	$210,751
July 26, 2022	—	—	—	—	—	—
	—	$—	$—	532	$396.39	$210,751

Shares acquired for taxes due (1)	145	$503.20	$73,276	270	$405.93	$109,583

Total repurchase of Cintas common stock			$73,276			$320,334
(1) Shares of Cintas common stock acquired for employee payroll taxes due on options exercised and vested restricted stock awards.

In addition to the share buyback activity presented above, Cintas acquired shares of Cintas common stock, via non-cash transactions, in connection with net-share settlements of option exercises. The following table summarizes Cintas' non-cash share buyback activity for the three months ended August 31:

	2023			2022
(In thousands except per share data)	Shares	Avg. Price per Share	Non-Cash Value	Shares	Avg. Price per Share	Non-Cash Value

Non-cash transaction activity	118	$502.24	$59,212	193	$411.93	$79,591

In the period subsequent to August 31, 2023, through October 5, 2023, we purchased 0.5 million shares of Cintas common stock at an average price of $482.59 for a total purchase price of $225.5 million. From the inception of the July 27, 2021 program through October 5, 2023, Cintas has purchased 3.2 million shares of Cintas common stock in the aggregate, at an average price of $400.08 per share, for a total purchase price of $1.3 billion. Cintas has made no purchases under the July 26, 2022 share buyback program.

Note 6 - Goodwill, Service Contracts and Other Assets, Net
Changes in the carrying amount of goodwill and service contracts for the three months ended August 31, 2023, by reportable operating segment and All Other, are as follows:

Goodwill (In thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Total

Balance as of June 1, 2023	$2,636,607	$292,868	$126,726	$3,056,201
Goodwill acquired	45,369	1,013	1,115	47,497
Foreign currency translation	1,150	103	4	1,257
Balance as of August 31, 2023	$2,683,126	$293,984	$127,845	$3,104,955

Service Contracts (In thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Total

Balance as of June 1, 2023	$310,030	$21,157	$15,387	$346,574
Service contracts acquired	5,954	290	533	6,777
Service contracts amortization	(11,015)	(1,313)	(981)	(13,309)
Foreign currency translation	212	12	—	224
Balance as of August 31, 2023	$305,181	$20,146	$14,939	$340,266

Information regarding Cintas’ service contracts and other assets, net is as follows:

	As of August 31, 2023			As of May 31, 2023
(In thousands)	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net

Service contracts	$1,012,036	$671,770	$340,266	$1,004,754	$658,180	$346,574

Capitalized contract costs (1)	$693,140	$438,074	$255,066	$665,705	$413,680	$252,025
Noncompete and consulting agreements and other	212,122	68,129	143,993	198,260	67,294	130,966
Total other assets, net	$905,262	$506,203	$399,059	$863,965	$480,974	$382,991
(1)    The current portion of capitalized contract costs, included in prepaid expenses and other current assets on the consolidated condensed balance sheets as of August 31, 2023 and May 31, 2023, is $94.1 million and $92.5 million, respectively.

Amortization expense for service contracts and other assets, was $38.5 million and $36.4 million for the three months ended August 31, 2023 and 2022, respectively. These expenses are recorded in selling and administrative expenses on the consolidated condensed statements of income. As of August 31, 2023, the estimated future amortization expense for service contracts and other assets, excluding any future acquisitions and commissions to be earned, is as follows:

Fiscal Year (In thousands)

2024 (remaining nine months)	$114,023
2025	138,387
2026	117,129
2027	95,398
2028	71,829
Thereafter	163,288
Total future amortization expense	$700,054

Note 7 - Debt, Derivatives and Hedging Activities
Cintas' outstanding debt is summarized as follows:

(In thousands)	Interest Rate	Fiscal Year Issued	Fiscal Year Maturity	August 31, 2023	May 31, 2023

Debt due after one year
Senior notes (1)	3.11%	2015	2025	$50,546	$50,630
Senior notes	3.45%	2022	2025	400,000	400,000
Senior notes	3.70%	2017	2027	1,000,000	1,000,000
Senior notes	4.00%	2022	2032	800,000	800,000
Senior notes	6.15%	2007	2037	240,000	250,000
Debt issuance costs				(13,453)	(14,225)
Total debt due after one year				$2,477,093	$2,486,405
(1)  Cintas assumed these senior notes with the acquisition of G&K Services, Inc. (G&K) in the fourth quarter of fiscal 2017, and they were recorded at fair value. The interest rate shown above is the effective interest rate. The principal amount of these notes is $50.0 million with a stated interest rate of 3.88%.

Cintas' senior notes, excluding the G&K senior notes assumed with the acquisition of G&K in fiscal 2017, are recorded at cost, net of debt issuance costs. The fair value of the long-term debt is estimated using Level 2 inputs based on general market prices. The carrying value and fair value of Cintas' debt as of August 31, 2023 were $2,490.0 million and $2,396.5 million, respectively, and as of May 31, 2023 were $2,500.0 million and $2,443.8 million, respectively. During the three months ended August 31, 2023, Cintas repurchased, and subsequently retired, $10.0 million of its 6.15%, 30-year senior notes. In conjunction with this transaction, Cintas recognized a loss of $0.8 million during the three months ended August 31, 2023, which is recorded in interest expense on the consolidated condensed statement of income. During the three months ended August 31, 2022, Cintas issued $196.0 million, net of commercial paper.

The credit agreement that supports our commercial paper program has capacity under the revolving credit facility of $2.0 billion. The credit agreement has an accordion feature that provides Cintas the ability to request increases to the borrowing commitments under the revolving credit facility of up to $500.0 million in the aggregate, subject to customary conditions. The maturity date of the revolving credit facility is March 23, 2027. As of both August 31, 2023 and May 31, 2023, there was no commercial paper outstanding and no borrowings on our revolving credit facility.

Cintas uses interest rate locks to manage its overall interest expense as interest rate locks effectively change the interest rate of specific debt issuances. The interest rate locks are entered into to protect against unfavorable movements in the benchmark treasury rate related to forecasted debt issuances. Cintas used interest rate locks, which represent cash flow hedges, to hedge against movements in the treasury rates at the time Cintas issued its senior notes in fiscal 2007, fiscal 2017 and fiscal 2022. The amortization of the interest rate locks resulted in a decrease to other comprehensive income (loss) of $1.4 million and $1.5 million for the three months ended August 31, 2023 and 2022, respectively.

During fiscal 2022 and fiscal 2020, Cintas entered into interest rate lock agreements for forecasted debt issuances. The aggregate notional value of outstanding cash flow hedges was $500.0 million at both August 31, 2023 and May 31, 2023. The fair values of the outstanding interest rate locks, for forecasted debt issuances, are summarized as follows:

	August 31, 2023	May 31, 2023
Fiscal Year of Issuance (In thousands)	Other assets, net	Other assets, net

2022	$50,009	$44,803
2020	$31,446	$25,646

The changes in fair value of the interest rate locks are recorded in other comprehensive income (loss), net of tax. These interest rate locks had no impact on net income or cash flows for the three months ended August 31, 2023 or 2022.

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

Note 8 - Income Taxes
In the normal course of business, Cintas provides for uncertain tax positions and the related interest and adjusts its unrecognized tax benefits and accrued interest accordingly. The recorded unrecognized tax benefits were $29.3 million as of both August 31, 2023 and May 31, 2023, and are included in long-term accrued liabilities on the consolidated condensed balance sheets.

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

Cintas’ effective tax rate was 19.2% and 14.8% for the three months ended August 31, 2023 and 2022, respectively. The effective tax rate for both periods was impacted by certain discrete items (primarily the tax accounting for stock-based compensation).

Note 9 - Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income (loss), net of tax:

(In thousands)	Foreign Currency	Unrealized Income on Interest Rate Locks	Other	Total

Balance at June 1, 2023	$(17,001)	$96,714	$(1,935)	$77,778
Other comprehensive income before reclassifications	2,634	8,199	—	10,833
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,442)	—	(1,442)
Net current period other comprehensive income	2,634	6,757	—	9,391
Balance at August 31, 2023	$(14,367)	$103,471	$(1,935)	$87,169

(In thousands)	Foreign Currency	Unrealized Income on Interest Rate Locks	Other	Total

Balance at June 1, 2022	$17,006	$92,688	$(1,777)	$107,917
Other comprehensive (loss) income before reclassifications	(19,206)	934	—	(18,272)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,521)	—	(1,521)
Net current period other comprehensive loss	(19,206)	(587)	—	(19,793)
Balance at August 31, 2022	$(2,200)	$92,101	$(1,777)	$88,124

The following table summarizes the reclassifications out of accumulated other comprehensive income (loss) for the three months ended August 31:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line in the Consolidated Condensed Statements of Income
(In thousands)	2023	2022

Amortization of interest rate locks	$1,929	$2,033	Interest expense
Tax expense	(487)	(512)	Income taxes
Amortization of interest rate locks, net of tax	$1,442	$1,521

Note 10 - Segment Information
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

(In thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Corporate (1)	Total

As of and for the three months ended August 31, 2023
Revenue	$1,826,825	$260,693	$254,812	$—	$2,342,330
Income (loss) before income taxes	$406,529	$59,580	$34,447	$(24,122)	$476,434
Total assets	$7,346,364	$723,687	$561,504	$88,126	$8,719,681

As of and for the three months ended August 31, 2022
Revenue	$1,697,772	$234,161	$234,521	$—	$2,166,454
Income (loss) before income taxes	$364,771	$40,846	$34,503	$(27,565)	$412,555
Total assets	$7,036,979	$680,864	$468,625	$74,558	$8,261,026
(1) Corporate assets include cash and cash equivalents and marketable securities, if applicable, in all periods.

Note 11 - Litigation and Other Contingencies
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

The Company is a defendant in a purported class action lawsuit, City of Laurel, Mississippi v. Cintas Corporation No. 2, filed on March 12, 2021. This is a contract dispute whereby plaintiffs allege that Cintas breached its contracts with participating public agencies and seek, among other things, contract-based damages in an unspecified amount. In March 2022, the District Court denied Cintas’ motion to compel arbitration, and on March 6, 2023, the Ninth Circuit Court of Appeals affirmed. Any liability in this matter is not probable nor estimable at this time.

Cintas records an accrual for legal contingencies when Cintas determines that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of August 31, 2023 and 2022, Cintas did not accrue any additional sums in excess of its other legal contingency accruals for adverse jury verdicts arising in the ordinary course of its business. The litigation discussed above, if decided or settled adversely to Cintas, may result in liability material to Cintas' consolidated financial condition, consolidated results of operations or consolidated cash flows and could increase costs of operations on an ongoing basis. Any estimated liability relating to this proceeding is not determinable at this time. Cintas may enter into discussions regarding settlement of this and other lawsuits and may enter into settlement agreements if it believes such settlement is in the best interest of Cintas' shareholders.

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

Cintas’ principal objective is “to exceed customers’ expectations in order to maximize the long-term value of Cintas for its shareholders and working partners,” and it provides the framework and focus for Cintas’ business strategy. This strategy is to achieve revenue growth for all our products and services by increasing our penetration at existing customers and by broadening our customer base to include market segments to which we have not historically served. We will also continue to identify additional product and service opportunities for our current and future customers.

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

Results of Operations
Cintas classifies its business into two reportable operating segments and places the remainder of its operating segments in an All Other category. Cintas’ two reportable operating segments are Uniform Rental and Facility Services and First Aid and Safety Services. The Uniform Rental and Facility Services reportable operating segment consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items. In addition to these rental items, restroom cleaning services and supplies and the sale of items from our catalogs to our customers on route are included within this reportable operating segment. The First Aid and Safety Services reportable operating segment consists of first aid and safety products and services. The remainder of Cintas’ business, which consists of the Fire Protection Services operating segment and the Uniform Direct Sale operating segment, is included in All Other. These operating segments consist of fire protection products and services and the direct sale of uniforms and related items. Cintas evaluates operating segment performance based on revenue and income before income taxes. Revenue and income before income taxes for the three months ended August 31, 2023 and 2022, for the two reportable operating segments and All Other are presented in Note 10 entitled Segment Information of “Notes to Consolidated Condensed Financial Statements.”

Consolidated Results
Three Months Ended August 31, 2023 Compared to Three Months Ended August 31, 2022

Total revenue increased 8.1% to $2,342.3 million for the three months ended August 31, 2023, compared to $2,166.5 million for the three months ended August 31, 2022. The organic revenue growth rate, which adjusts for the impact of acquisitions and foreign currency exchange rate fluctuations, was also 8.1%. Revenue growth was positively impacted by 0.2% due to acquisitions and negatively impacted by 0.2% due to foreign currency exchange rate fluctuations.

Uniform Rental and Facility Services reportable operating segment revenue was $1,826.8 million for the three months ended August 31, 2023, compared to $1,697.8 million for the same period in the prior fiscal year, which was an increase of 7.6%. The organic revenue growth rate for this reportable operating segment was also 7.6%. Revenue growth in the Uniform Rental and Facility Services reportable operating segment was positively impacted by 0.2% due to acquisitions and negatively impacted by 0.2% due to foreign currency exchange rate fluctuations. Revenue growth was a result of new business, the penetration of additional products and services into existing customers and price increases, partially offset by lost business. New business growth resulted from an increase in the number and productivity of sales representatives.

Other revenue, consisting of revenue from the First Aid and Safety Services reportable operating segment and All Other, increased 10.0% for the three months ended August 31, 2023, compared to the same period in the prior fiscal year, from $468.7 million to $515.5 million. The organic revenue growth rate for other revenue was 9.6%. Revenue growth was positively impacted by 0.4% due to acquisitions.

Cost of uniform rental and facility services consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other ancillary items. Cost of uniform rental and facility services increased $56.8 million, or 6.4%, for the three months ended August 31, 2023, compared to the three months ended August 31, 2022. This change from the same period in the prior fiscal year was primarily due to higher Uniform Rental and Facility Services reportable operating segment sales volume, as well as investments in material cost to support increased revenue growth achieved during the three months ended August 31, 2023.

Cost of other consists primarily of cost of goods sold (predominantly first aid and safety products, personal protective equipment, uniforms, and fire protection products), delivery expenses and distribution expenses in the First Aid and Safety Services reportable operating segment and All Other. Cost of other increased $5.6 million, or 2.3%, for the three months ended August 31, 2023, compared to the three months ended August 31, 2022, primarily due to increased sales volume in each of the underlying operating segments. Cost of other improved as a percentage of revenue, decreasing from 52.8% for three months ended August 31, 2022, to 49.1% for the three months ended August 31, 2023. The improvement in cost of sales as a percent to revenue was primarily due to favorable changes in the sales mix, sourcing and productivity initiatives in the First Aid and Safety Services reportable operating segment as well as improved leverage of fixed costs for both the First Aid and Safety Services reportable operating segment and All Other.

Selling and administrative expenses increased $53.0 million, or 9.0%, in the three months ended August 31, 2023, compared to the same period of the prior fiscal year. The increase was due to increases in labor and other employee-partner expenses. Selling and administrative expenses as a percent of revenue were 27.4% for the three months ended August 31, 2023, compared to 27.1% for the same period in the prior fiscal year. Selling and administrative expenses increased as a percent to revenue primarily due to labor and other employee-partner expenses.

Operating income was $500.6 million, or 21.4% of revenue, for the three months ended August 31, 2023, compared to $440.1 million, or 20.3% of revenue, for the three months ended August 31, 2022. The change in operating income as a percent of revenue was due to operating leverage from revenue growth and productivity initiatives.

Net interest expense (interest expense less interest income) was $24.1 million for the three months ended August 31, 2023, compared to $27.6 million for the three months ended August 31, 2022. The decrease was primarily due to a decrease in the average amount of outstanding debt during the three months ended August 31, 2023 compared to the three months ended August 31, 2022.

Cintas’ effective tax rate was 19.2% and 14.8% for the three months ended August 31, 2023 and 2022, respectively. The effective tax rate in both periods was impacted by certain discrete items, primarily the tax accounting impact for stock-based compensation.

Net income was $385.1 million for the three months ended August 31, 2023, an increase of 9.5%, compared to the three months ended August 31, 2022. Diluted earnings per share were $3.70 for the three months ended August 31, 2023, which was an increase of 9.1% compared to the same period in the prior fiscal year. Diluted earnings per share increased due to the increase in net income.

Uniform Rental and Facility Services Reportable Operating Segment
Three Months Ended August 31, 2023 Compared to Three Months Ended August 31, 2022

Uniform Rental and Facility Services reportable operating segment revenue was $1,826.8 million for the three months ended August 31, 2023 compared to $1,697.8 million for the same period of the prior fiscal year. The organic revenue growth rate for the reportable operating segment was 7.6%. The cost of uniform rental and facility services increased $56.8 million, or 6.4%. The reportable operating segment’s gross margin was $879.2 million. Gross margin as a percentage of revenue was 48.1% for the three months ended August 31, 2023 compared to 47.5% for the three months ended August 31, 2022. The improvement in gross margin was primarily the result of a reduction in energy expense as a percentage of revenue.

Selling and administrative expenses for the Uniform Rental and Facility Services reportable operating segment increased $30.5 million in the three months ended August 31, 2023 compared to the same period of the prior fiscal year. Selling and administrative expenses as a percent of revenue for the three months ended August 31, 2023 were 25.9% compared to the 26.0% in the same period of the prior fiscal year. The improvement as a percent of revenue was primarily due to operating leverage generated from the revenue growth in the three months ended August 31, 2023.

Income before income taxes increased $41.8 million, or 11.4%, for the Uniform Rental and Facility Services reportable operating segment for the three months ended August 31, 2023, compared to the same period in the prior fiscal year. Income before income taxes was 22.3% of the reportable operating segment’s revenue, which was an 80 basis point increase from the same period of the prior fiscal year of 21.5%. This increase as a percent of revenue was primarily due to the previously discussed improvements in gross margin.

First Aid and Safety Services Reportable Operating Segment
Three Months Ended August 31, 2023 Compared to Three Months Ended August 31, 2022

First Aid and Safety Services reportable operating segment revenue increased from $234.2 million to $260.7 million, or 11.3%, for the three months ended August 31, 2023, over the same period in the prior fiscal year. The organic revenue growth rate for the reportable operating segment was 11.0%. First Aid and Safety Services reportable operating segment revenue was positively impacted by 0.4% due to acquisitions and negatively impacted by 0.1% due to foreign currency exchange rate fluctuations. The increase in revenue was driven by many factors including new business sold by sales representatives, penetration of additional products and services into existing customers, price increases and strong customer retention.

Cost of first aid and safety services for the three months ended August 31, 2023, decreased $3.1 million, or 2.6%, compared to the three months ended August 31, 2022. The gross margin as a percent of revenue was 55.9% for the quarter ended August 31, 2023, compared to the gross margin as a percent of revenue of 49.6% in the same period of the prior fiscal year. The improvement in gross margin from the first quarter of the prior fiscal year was primarily driven by favorable changes in the sales mix and sourcing and productivity initiatives, as well as improved leverage of fixed costs and a reduction in energy expense as a percentage of revenue.
Selling and administrative expenses increased $10.9 million in the three months ended August 31, 2023, compared to the same period of the prior fiscal year. Selling and administrative expenses as a percent of revenue for the three months ended August 31, 2023 were 33.1%, compared to 32.2% in the first quarter of the prior fiscal year. The change as a percent of revenue from the same period in the prior fiscal year was primarily due to increases in labor and other employee-partner related expenses.

Income before income taxes for the First Aid and Safety Services reportable operating segment increased $18.7 million to $59.6 million for the three months ended August 31, 2023, compared to the same period in the prior fiscal year. Income before income taxes was 22.9% of the reportable operating segment’s revenue compared to the same period of the prior fiscal year of 17.4%. The increase in income before income taxes was due to the previously discussed improvements in gross margin partially offset by the increase in selling and administrative expenses.

Liquidity and Capital Resources
The following is a summary of our cash flows and cash and cash equivalents as of and for the three months ended August 31:

(In thousands)	2023	2022

Net cash provided by operating activities	$336,945	$298,156
Net cash used in investing activities	$(169,836)	$(86,595)
Net cash used in financing activities	$(202,375)	$(226,199)

Cash and cash equivalents at the end of the period	$88,126	$74,558
Cash and cash equivalents as of August 31, 2023 and 2022, include $30.2 million and $23.4 million, respectively, that is located outside of the U.S.

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

Net cash provided by operating activities was $336.9 million for the three months ended August 31, 2023, compared to $298.2 million for the three months ended August 31, 2022. The change from the prior fiscal year was primarily due to an increase in net income. Changes in working capital included favorable changes in accounts receivable, income taxes, current and uniforms and other rental items in service. These improvements were partially offset by unfavorable changes in working capital, specifically, accrued compensation and related liabilities and accounts payable.

Net cash used in investing activities includes capital expenditures, purchases of investments and cash paid for acquisitions of businesses. Capital expenditures were $106.7 million and $70.0 million for the three months ended August 31, 2023 and 2022, respectively. Capital expenditures in the three months ended August 31, 2023, included $70.1 million for the Uniform Rental and Facility Services reportable operating segment and $22.0 million for the First Aid and Safety Services reportable operating segment. The increase in capital expenditures during the three months ended August 31, 2023, over the same period in the prior fiscal year, was due to investments in the operating segments to support continued revenue growth, an increase in equipment purchases, primarily trucks, due to vendors clearing backlogged orders and spending associated with the SAP implementation in the Fire Protection operating segment. Cash paid for acquisitions of businesses was $55.7 million and $7.1 million for the three months ended August 31, 2023 and 2022, respectively. The acquisitions during both the three months ended August 31, 2023 and 2022, occurred in our Uniform Rental and Facility Services reportable operating segment, our First Aid and Safety Services reportable operating segment and our Fire Protection operating segment, which is included in All Other. Net cash used in investing activities also includes $6.5 million and $5.9 million of purchases of investments during the three months ended August 31, 2023 and 2022, respectively.

Net cash used in financing activities was $202.4 million and $226.2 million for the three months ended August 31, 2023 and 2022, respectively. The decrease in cash used in financing activities was due to the decrease in share buyback activity. This decrease was partially offset by a decrease in proceeds from the net issuance of commercial paper and an increase in dividends paid in the three months ended August 31, 2023.

On July 27, 2021, Cintas announced that the Board of Directors authorized a $1.5 billion share buyback program, which does not have an expiration date. On July 26, 2022, Cintas announced that the Board of Directors authorized a new $1.0 billion share buyback program, which does not have an expiration date.

The following table summarizes the buyback activity by program for the three months ended August 31:

	2023			2022
Buyback Activity (In thousands except per share data)	Shares	Avg. Price per Share	Purchase Price	Shares	Avg. Price per Share	Purchase Price

July 27, 2021	—	—	—	532	396.39	210,751
July 26, 2022	—	—	—	—	—	—
	—	$—	$—	532	$396.39	$210,751

Shares acquired for taxes due (1)	145	$503.20	$73,276	270	$405.93	$109,583

Total repurchase of Cintas common stock			$73,276			$320,334
(1) Shares of Cintas common stock acquired for employee payroll taxes due on options exercised and vested restricted stock awards.

In the period subsequent to August 31, 2023, through October 5, 2023, we purchased 0.5 million shares of Cintas common stock at an average price of $482.59 for a total purchase price of $225.5 million. From the inception of the July 27, 2021 program through October 5, 2023, Cintas has purchased 3.2 million shares of Cintas common stock in the aggregate, at an average price of $400.08 per share, for a total purchase price of $1.3 billion. Cintas has made no purchases under the July 26, 2022 share buyback program.

Our Board of Directors declared the following dividends:

Paid Dividends
Declaration Date (In millions except per share data)	Record Date	Payment Date	Dividend Per Share	Total Amount

Three months ended August 31, 2023
April 11, 2023	May 15, 2023	June 15, 2023	$1.15	$117.6

Three months ended August 31, 2022
April 12, 2022	May 16, 2022	June 15, 2022	$0.95	$97.7

Accrued Dividends

As of August 31, 2023
July 25, 2023 (1)	August 15, 2023	September 15, 2023	$1.35	$138.3

As of August 31, 2022
July 26, 2022 (1)	August 15, 2022	September 15, 2022	$1.15	$117.5
(1) The dividends declared during the three months ended August 31, 2023 and 2022 were included in current accrued liabilities on the consolidated condensed balance sheet at August 31, 2023 and 2022.

Any future dividend declarations, including the amount of any dividends, are at the discretion of the Board of Directors and dependent upon then-existing conditions, including the Company's consolidated operating results and consolidated financial condition, capital requirements, contractual restrictions, business prospects and other factors that the Board of Directors may deem relevant.

During the three months ended August 31, 2023, Cintas repurchased, and subsequently retired, $10.0 million of its 6.15%, 30-year senior notes. During the three months ended August 31, 2022, Cintas issued a net $196.0 million of commercial paper.

The following table summarizes Cintas' outstanding debt:

(In thousands)	Interest Rate	Fiscal Year Issued	Fiscal Year Maturity	August 31, 2023	May 31, 2023

Debt due after one year
Senior notes (1)	3.11%	2015	2025	$50,546	$50,630
Senior notes	3.45%	2022	2025	400,000	400,000
Senior notes	3.70%	2017	2027	1,000,000	1,000,000
Senior notes	4.00%	2022	2032	800,000	800,000
Senior notes	6.15%	2007	2037	240,000	250,000
Debt issuance costs				(13,453)	(14,225)
Total debt due after one year				$2,477,093	$2,486,405
(1)   Cintas assumed these senior notes with the acquisition of G&K Services, Inc. (G&K) in the fourth quarter of fiscal 2017, and they were recorded at fair value. The interest rate shown above is the effective interest rate. The principal amount of these notes is $50.0 million with a stated interest rate of 3.88%.
The credit agreement that supports our commercial paper program has a revolving credit facility with a capacity of $2.0 billion. The credit agreement has an accordion feature that provides Cintas the ability to request increases to the borrowing commitments under the revolving credit facility of up to $500.0 million in the aggregate, subject to customary conditions. The maturity date of the revolving credit facility is March 23, 2027. As of both August 31, 2023 and May 31, 2023, there was no commercial paper outstanding and no borrowings on our revolving credit facility.

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

Our access to the commercial paper and long-term debt markets has historically provided us with sources of liquidity. We do not anticipate having difficulty in obtaining financing from those markets in the future based on our favorable experiences in the debt markets in the recent past. Additionally, our ability to continue to access the commercial paper and long-term debt markets on favorable interest rate and other terms will depend, to a significant degree, on the ratings assigned by the credit rating agencies to our indebtedness. As of August 31, 2023, our ratings were as follows:

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

Financial and Nonfinancial Disclosure About Issuers and Guarantors of Cintas’ Senior Notes
Cintas Corporation No. 2 (Corp. 2) is the indirectly, wholly owned principal operating subsidiary of Cintas. Corp. 2 is the issuer of the $2,490.0 million aggregate principal amount of senior notes outstanding as of August 31, 2023, which are unconditionally guaranteed, jointly and severally, by Cintas Corporation and its wholly owned, direct and indirect domestic subsidiaries.

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

	Three Months Ended
Summarized Consolidated Condensed Statements of Income (In thousands)	August 31, 2023	August 31, 2022

Net sales to unrelated parties	$2,215,406	$2,046,494
Net sales to non-guarantors	$2,494	$2,828
Operating income	$474,402	$427,521
Net income	$362,952	$342,321

Summarized Consolidated Condensed Balance Sheets (In thousands)	August 31, 2023	May 31, 2023

ASSETS
Receivables due from non-obligor subsidiaries	$5,981	$9,168
Total other current assets	$2,786,224	$2,738,095
Total other noncurrent assets	$5,335,035	$5,210,312

LIABILITIES
Amounts due to non-obligor subsidiaries	$17,774	$11,902
Current liabilities	$1,133,445	$1,183,511
Noncurrent liabilities	$3,420,170	$3,399,191

Litigation and Other Contingencies
Cintas is subject to legal proceedings, insurance receipts, legal settlements and claims arising from the ordinary course of its business, including personal injury, customer contract, environmental and employment claims. In the opinion of management, the aggregate liability, if any, with respect to such ordinary course of business actions will not have a material adverse effect on the consolidated financial position, consolidated results of operations or consolidated cash flows of Cintas. Cintas is also party to additional litigation not considered in the ordinary course of business. See Note 11 entitled Litigation and Other Contingencies of “Notes to Consolidated Condensed Financial Statements” for a detailed discussion of such additional litigation.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements.  Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “predicts,” “projects,” “plans,” “expects,” “intends,” “target,” “forecast,” “believes,” “seeks,” “could,” “should,” “may” and “will” or the negative versions thereof and similar words, terms and expressions and by the context in which they are used. Such statements are based upon current expectations of Cintas and speak only as of the date made. You should not place undue reliance on any forward-looking statement. We cannot guarantee that any forward-looking statement will be realized. These statements are subject to various risks, uncertainties, potentially inaccurate assumptions and other factors that could cause actual results to differ from those set forth in or implied by this Quarterly Report. Factors that might cause such a difference include, but are not limited to, the possibility of greater than anticipated operating costs including energy and fuel costs; lower sales volumes; loss of customers due to outsourcing trends; the performance and costs of integration of acquisitions; inflationary pressures and fluctuations in costs of materials and labor, including increased medical costs; interest rate volatility; costs and possible effects of union organizing activities; failure to comply with government regulations concerning employment discrimination, employee pay and benefits and employee health and safety; the effect on operations of exchange rate fluctuations, tariffs and other political, economic and regulatory risks; uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation; our ability to meet our goals relating to environmental, social and governance (ESG) opportunities, improvements and efficiencies; the cost, results and ongoing assessment of internal controls for financial reporting; the effect of new accounting pronouncements; disruptions caused by the inaccessibility of computer systems data, including cybersecurity risks; the initiation or outcome of litigation, investigations or other proceedings; higher assumed sourcing or distribution costs of products; the disruption of operations from catastrophic or extraordinary events including global health pandemics such as the COVID-19 coronavirus; the amount and timing of repurchases of our common stock, if any; changes in federal and state tax and labor laws; and the reactions of competitors in terms of price and service. Cintas undertakes no obligation to publicly release any revisions to any forward-looking statements or to otherwise update any forward-looking statements whether as a result of new information or to reflect events, circumstances or any other unanticipated developments arising after the date on which such statements are made, except otherwise as required by law. A further list and description of risks, uncertainties and other matters can be found in our Annual Report on Form 10-K for the year ended May 31, 2023 and in our reports on Forms 10-Q and 8-K. The risks and uncertainties described herein are not the only ones we may face. Additional risks and uncertainties presently not known to us, or that we currently believe to be immaterial, may also harm our business.

ITEM 3.
QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

In our normal operations, Cintas has market risk exposure to interest rates. There has been no material change to this market risk exposure to interest rates from that which was previously disclosed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended May 31, 2023.

Through its foreign operations, Cintas is exposed to foreign currency risk. Foreign currency exposures arise from transactions denominated in a currency other than the functional currency and from foreign currency denominated revenue and profit translated into U.S. dollars. The primary foreign currency to which Cintas is exposed is the Canadian dollar.

ITEM 4.
CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
With the participation of Cintas’ management, including Cintas’ President and Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, Cintas has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of August 31, 2023. Based on such evaluation, Cintas’ management, including Cintas’ President and Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, has concluded that Cintas’ disclosure controls and procedures were effective as of August 31, 2023, in ensuring (i) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is accumulated and communicated to Cintas’ management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting
There were no changes in Cintas’ internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended August 31, 2023, that have materially affected, or are reasonably likely to materially affect, Cintas' internal control over financial reporting.

Part II.  Other Information

ITEM 1.
LEGAL PROCEEDINGS

We discuss material legal proceedings (other than ordinary routine litigation incidental to our business) pending against us in “Part I, Item 1. Financial Statements,” in Note 11 entitled Litigation and Other Contingencies of “Notes to Consolidated Condensed Financial Statements.” We refer you to and incorporate by reference into this Part II, Item 1 that discussion for important information concerning those legal proceedings.

ITEM 2.
UNREGISTERED SALES OF EQUITY SECURITIES,
USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Period (In millions, except share and per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan (1)	Maximum approximate dollar value of shares that may yet be purchased under the plan (1)

June 1 - 30, 2023 (2)	6,785	$486.91	—	$1,458.3
July 1 - 31, 2023 (3)	117,656	$505.19	—	$1,458.3
August 1 - 31, 2023 (4)	21,179	$497.38	—	$1,458.3
Total	145,620	$503.20	—	$1,458.3

(1)   On July 27, 2021, Cintas announced that the Board of Directors authorized a $1.5 billion share buyback program, which does not have an expiration date. From the inception of the July 27, 2021 share buyback program through August 31, 2023, Cintas has purchased a total of 2.7 million shares of Cintas common stock at an average price of $385.80 per share for a total purchase price of $1.041.7 million. On July 26, 2022, Cintas announced that the Board of Directors authorized a new $1.0 billion share buyback program, which does not have an expiration date. There were no share buybacks under the July 26, 2022 share buyback program through August 31, 2023.
(2)   During June 2023, Cintas acquired 6,785 shares of Cintas common stock in trade for employee payroll taxes due on options exercised and restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $486.91 per share for a total purchase price of $3.3 million.
(3)  During July 2023, Cintas acquired 117,656 shares of Cintas common stock in trade for employee payroll taxes due on options exercised and restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $505.19 per share for a total purchase price of $59.4 million.
(4)  During August 2023, Cintas acquired 21,179 shares of Cintas common stock in trade for employee payroll taxes due on options exercised and restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $497.38 per share for a total purchase price of $10.5 million.

ITEM 5.
OTHER INFORMATION

During the quarter ended August 31, 2023, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of Cintas adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

ITEM 6.
EXHIBITS

22
Subsidiary Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize Securities of the Registrant (Incorporated by reference to Exhibit 22 to Cintas' Annual Report on Form 10-K for the year ended May 31, 2023)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101
The following financial statements from Cintas' Quarterly Report on Form 10-Q for the period ended August 31, 2023, formatted in Inline XBRL: (i) Consolidated Condensed Statements of Income (unaudited), (ii) Consolidated Condensed Statements of Comprehensive Income (unaudited), (iii) Consolidated Condensed Balance Sheets (unaudited), (iv) Consolidated Condensed Statements of Shareholders' Equity (unaudited), (v) Consolidated Condensed Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Condensed Financial Statements, tagged as blocks of text and including detailed tags

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINTAS CORPORATION
(Registrant)

Date:	October 5, 2023	/s/	J. Michael Hansen

J. Michael Hansen
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)