Form 10-Q
period 2023-11-30
CINTAS CORP
filed 2024-01-08
CIK 723254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	November 30, 2023
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding December 31, 2023
Common Stock, no par value	101,371,435

CINTAS CORPORATION

Part I. Financial Information
ITEM 1.
FINANCIAL STATEMENTS
CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands except per share data)	November 30, 2023	November 30, 2022	November 30, 2023	November 30, 2022
Revenue:
Uniform rental and facility services	$1,850,542	$1,709,987	$3,677,367	$3,407,759
Other	526,635	464,871	1,042,140	933,553
Total revenue	2,377,177	2,174,858	4,719,507	4,341,312

Costs and expenses:
Cost of uniform rental and facility services	974,231	906,727	1,921,814	1,797,493
Cost of other	261,398	245,684	514,574	493,260
Selling and administrative expenses	641,865	577,513	1,282,880	1,165,505

Operating income	499,683	444,934	1,000,239	885,054

Interest income	(769)	(344)	(1,191)	(499)
Interest expense	26,590	28,920	51,134	56,640

Income before income taxes	473,862	416,358	950,296	828,913
Income taxes	99,249	92,065	190,598	152,931
Net income	$374,613	$324,293	$759,698	$675,982

Basic earnings per share	$3.67	$3.18	$7.43	$6.63

Diluted earnings per share	$3.61	$3.12	$7.32	$6.51

Dividends declared per share	$1.35	$1.15	$2.70	$2.30

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	November 30, 2023	November 30, 2022	November 30, 2023	November 30, 2022

Net income	$374,613	$324,293	$759,698	$675,982

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(1,813)	(9,901)	821	(29,107)
Change in fair value of interest rate lock agreements, net of tax expense of $3,115, $2,531, $5,921 and $2,851, respectively	9,099	7,394	17,298	8,328
Amortization of interest rate lock agreements, net of tax benefit of $(503), $(513), $(990) and $(1,025), respectively	(1,495)	(1,521)	(2,937)	(3,042)
Other, net of tax expense of $130, $0, $130 and $0, respectively	379	—	379	—
Other comprehensive income (loss), net of tax expense of $2,742, $2,018, $5,061 and $1,826, respectively	6,170	(4,028)	15,561	(23,821)
Comprehensive income	$380,783	$320,265	$775,259	$652,161

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands except per share data)	November 30, 2023	May 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$85,556	$124,149
Accounts receivable, net	1,273,974	1,152,993
Inventories, net	474,840	506,604
Uniforms and other rental items in service	1,035,717	1,011,918
Prepaid expenses and other current assets	166,652	142,795
Total current assets	3,036,739	2,938,459

Property and equipment, net	1,463,826	1,396,476

Investments	270,006	247,191
Goodwill	3,120,506	3,056,201
Service contracts, net	329,511	346,574
Operating lease right-of-use assets, net	179,154	178,464
Other assets, net	414,127	382,991
	$8,813,869	$8,546,356

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$316,697	$302,292
Accrued compensation and related liabilities	154,452	239,086
Accrued liabilities	619,288	632,504
Income taxes, current	13,102	12,470
Operating lease liabilities, current	44,063	43,710
Debt due within one year	210,000	—
Total current liabilities	1,357,602	1,230,062

Long-term liabilities:
Debt due after one year	2,474,287	2,486,405
Deferred income taxes	497,198	498,356
Operating lease liabilities	138,936	138,278
Accrued liabilities	351,365	329,269
Total long-term liabilities	3,461,786	3,452,308

Shareholders’ equity:
Preferred stock, no par value:	—	—
100,000 shares authorized, none outstanding
Common stock, no par value, and paid-in capital:	2,179,951	2,031,542
425,000,000 shares authorized
FY 2024: 192,861,307 shares issued and 101,347,603 shares outstanding
FY 2023: 192,198,938 shares issued and 101,732,148 shares outstanding
Retained earnings	10,081,267	9,597,315
Treasury stock:	(8,360,076)	(7,842,649)
FY 2024: 91,513,704 shares
FY 2023: 90,466,790 shares
Accumulated other comprehensive income	93,339	77,778
Total shareholders’ equity	3,994,481	3,863,986
	$8,813,869	$8,546,356
See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock and Paid-In Capital		Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total Shareholders' Equity
(In thousands)	Shares	Amount			Shares	Amount

Balance at June 1, 2023	192,199	$2,031,542	$9,597,315	$77,778	(90,467)	$(7,842,649)	$3,863,986
Net income	—	—	385,085	—	—	—	385,085
Comprehensive income, net of tax	—	—	—	9,391	—	—	9,391
Dividends	—	—	(138,272)	—	—	—	(138,272)
Stock-based compensation	—	30,242	—	—	—	—	30,242
Vesting of stock-based compensation awards	156	—	—	—	—	—	—
Stock options exercised	303	59,691	—	—	(118)	(59,212)	479
Repurchase of common stock	—	—	—	—	(145)	(73,276)	(73,276)
Balance at August 31, 2023	192,658	$2,121,475	$9,844,128	$87,169	(90,730)	$(7,975,137)	$4,077,635
Net income	—	—	374,613	—	—	—	374,613
Comprehensive income, net of tax	—	—	—	6,170	—	—	6,170
Dividends	—	—	(137,474)	—	—	—	(137,474)
Stock-based compensation	—	22,940	—	—	—	—	22,940
Vesting of stock-based compensation awards	3	—	—	—	—	—	—
Stock options exercised	200	35,536	—	—	(68)	(35,087)	449
Repurchase of common stock	—	—	—	—	(716)	(349,852)	(349,852)
Balance at November 30, 2023	192,861	$2,179,951	$10,081,267	$93,339	(91,514)	$(8,360,076)	$3,994,481

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock and Paid-In Capital		Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total Shareholders' Equity
(In thousands)	Shares	Amount			Shares	Amount

Balance at June 1, 2022	190,838	$1,771,917	$8,719,163	$107,917	(89,127)	$(7,290,801)	$3,308,196
Net income	—	—	351,689	—	—	—	351,689
Comprehensive loss, net of tax	—	—	—	(19,793)	—	—	(19,793)
Dividends	—	—	(117,461)	—	—	—	(117,461)
Stock-based compensation	—	26,282	—	—	—	—	26,282
Vesting of stock-based compensation awards	273	—	—	—	—	—	—
Stock options exercised	543	80,638	—	—	(193)	(79,591)	1,047
Repurchase of common stock	—	—	—	—	(802)	(320,334)	(320,334)
Balance at August 31, 2022	191,654	$1,878,837	$8,953,391	$88,124	(90,122)	$(7,690,726)	$3,229,626
Net income	—	—	324,293	—	—	—	324,293
Comprehensive loss, net of tax	—	—	—	(4,028)	—	—	(4,028)
Dividends	—	—	(117,338)	—	—	—	(117,338)
Stock-based compensation	—	25,255	—	—	—	—	25,255
Vesting of stock-based compensation awards	9	—	—	—	—	—	—
Stock options exercised	194	29,053	—	—	(66)	(27,975)	1,078
Repurchase of common stock	—	—	—	—	(68)	(28,348)	(28,348)
Balance at November 30, 2022	191,857	$1,933,145	$9,160,346	$84,096	(90,256)	$(7,747,049)	$3,430,538

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In thousands)	November 30, 2023	November 30, 2022
Cash flows from operating activities:
Net income	$759,698	$675,982
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	136,803	126,561
Amortization of intangible assets and capitalized contract costs	79,235	74,693
Stock-based compensation	53,182	51,537
Deferred income taxes	(7,105)	18,565
Change in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(120,881)	(133,897)
Inventories, net	32,093	(43,266)
Uniforms and other rental items in service	(21,649)	(73,475)
Prepaid expenses and other current assets and capitalized contract costs	(80,056)	(85,532)
Accounts payable	14,981	61,421
Accrued compensation and related liabilities	(86,725)	(28,212)
Accrued liabilities and other	(30,453)	(33,352)
Income taxes, current	508	8,124
Net cash provided by operating activities	729,631	619,149

Cash flows from investing activities:
Capital expenditures	(200,527)	(146,404)
Purchases of investments	(7,475)	(5,182)
Acquisitions of businesses, net of cash acquired	(73,997)	(15,457)
Other, net	(196)	(4,381)
Net cash used in investing activities	(282,195)	(171,424)

Cash flows from financing activities:
Issuance of commercial paper, net	210,000	124,046
Repayment of debt	(13,450)	—
Proceeds from exercise of stock-based compensation awards	929	2,125
Dividends paid	(255,839)	(215,017)
Repurchase of common stock	(423,128)	(348,682)
Other, net	(4,322)	(8,840)
Net cash used in financing activities	(485,810)	(446,368)

Effect of exchange rate changes on cash and cash equivalents	(219)	(2,029)

Net decrease in cash and cash equivalents	(38,593)	(672)
Cash and cash equivalents at beginning of period	124,149	90,471
Cash and cash equivalents at end of period	$85,556	$89,799
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

Inventories, net are valued at the lower of cost (first-in, first-out) or net realizable value. Inventory is comprised of the following at:

(In thousands)	November 30, 2023	May 31, 2023

Raw materials	$19,283	$27,878
Work in process	46,063	56,384
Finished goods	409,494	422,342
Inventories, net	$474,840	$506,604
Inventories are recorded net of reserves for obsolete inventory (excess and slow-moving) of $73.6 million and $80.1 million at November 30, 2023 and May 31, 2023, respectively. The inventory obsolescence reserve is determined by specific identification, as well as an estimate based on Cintas' historical rates of obsolescence. Once a specific inventory item is written down to the lower of cost or net realizable value, a new cost basis has been established, and that inventory item cannot subsequently be marked up.
New Accounting Pronouncements
There are no new accounting pronouncements recently issued or newly effective that had, or are expected to have, a material impact on Cintas' consolidated condensed financial statements.

Note 2 - Revenue Recognition
The following table presents Cintas' total revenue disaggregated by operating segment:

	Three Months Ended				Six Months Ended
(In thousands)	November 30, 2023		November 30, 2022		November 30, 2023		November 30, 2022

Uniform Rental and Facility Services	$1,850,542	77.9%	$1,709,987	78.6%	$3,677,367	77.9%	$3,407,759	78.5%
First Aid and Safety Services	266,401	11.2%	235,974	10.9%	527,094	11.2%	470,135	10.8%
Fire Protection Services	173,950	7.3%	146,602	6.7%	348,266	7.4%	298,449	6.9%
Uniform Direct Sales	86,284	3.6%	82,295	3.8%	166,780	3.5%	164,969	3.8%
Total revenue	$2,377,177	100.0%	$2,174,858	100.0%	$4,719,507	100.0%	$4,341,312	100.0%

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

Revenue recorded is presented net of sales and other taxes we collect on behalf of governmental authorities. Shipping and handling costs charged to customers are treated as fulfillment activities and are recorded in both revenue and cost of sales at the time control is transferred to the customer. Certain of our customer contracts include pricing terms and conditions that include components of variable consideration. The variable consideration is typically in the form of consideration paid to a customer based on performance metrics specified within the contract and is not material in any period presented. When determining if variable consideration should be constrained, the Company considers whether factors outside its control could result in a significant reversal of revenue. In making these assessments, the Company considers the likelihood and magnitude of a potential reversal. The Company's performance period generally corresponds with the monthly invoice period. No constraints on our revenue recognition were applied during the three or six months ended November 30, 2023 or 2022.

We are exposed to credit losses primarily through our trade receivables. We determine the allowance for credit losses using both an estimate, based on historical rates of collections, and reserves for specific accounts identified as uncollectible. The portion of the allowance for credit losses that is an estimate based on Cintas' historical rates of collections is recorded for overdue amounts, beginning with a nominal percentage when the account is current and increasing substantially as the account ages. The amount provided as the account ages will differ slightly between the Uniform Rental and Facility Services reportable operating segment, the First Aid and Safety Services reportable operating segment and All Other because of differences in customers served and the nature of each operating segment. We update our allowance for credit losses quarterly, considering recent write-offs and collections information and underlying economic conditions and expectations.

Costs to Obtain a Contract
The Company capitalizes commission expenses paid to our employee-partners when the commissions are deemed to be incremental for obtaining the route servicing customer contract. As permitted by Accounting Standards Codification 606, Revenue from Contracts with Customers (ASC 606), the Company has elected to apply the guidance to a portfolio of contracts (or performance obligations) with similar characteristics because the Company reasonably expects that the effects on the consolidated condensed financial statements of applying this guidance to the portfolio would not differ materially from applying this guidance to the individual contracts within the portfolio. The Company also continues to expense certain costs to obtain a contract if those costs do not meet the criteria of ASC 606 or the amortization period of the asset would have been one year or less. The deferred commissions are amortized on a straight-line basis over the expected period of benefit. We review the deferred commission balances for impairment on an ongoing basis. Deferred commissions are classified as current or noncurrent based on the timing of when we expect to recognize the expense. The current portion is included in prepaid expenses and other current assets and the noncurrent portion is included in other assets, net on the Company's consolidated condensed balance sheets. As of November 30, 2023, the current and noncurrent assets related to deferred commissions totaled $93.9 million and $258.6 million, respectively. As of May 31, 2023, the current and noncurrent assets related to deferred commissions totaled $92.5 million and $251.6 million, respectively. We recorded amortization expense related to deferred commissions of $25.2 million and $23.4 million during the three months ended November 30, 2023 and 2022, respectively. During the six months ended November 30, 2023 and 2022, we recorded amortization expense related to deferred commissions of $49.6 million and $45.8 million, respectively. These expenses are classified in selling and administrative expenses on the consolidated condensed statements of income.
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

Operating lease costs, including short-term lease expense and variable lease costs which were immaterial in both periods, were $20.8 million and $20.0 million for the three months ended November 30, 2023 and 2022, respectively. For the six months ended November 30, 2023 and 2022, operating lease costs, including short-term lease expense and variable lease costs which were immaterial in both periods, were $40.5 million and $39.5 million, respectively.

The following table provides supplemental information related to the Company's consolidated condensed statements of cash flows for the six months ended November 30:

(In thousands)	2023	2022

Cash paid for amounts included in the measurement of operating lease liabilities	$25,321	$25,108
Operating lease right-of-use assets obtained in exchange for new and renewed operating lease liabilities	$22,684	$29,186
Operating lease right-of-use assets acquired in business combinations	$267	$—

Other information related to the operating lease right-of-use assets, net and operating lease liabilities was as follows:

	November 30, 2023	May 31, 2023

Weighted-average remaining lease term	5.20 years	5.28 years
Weighted-average discount rate	3.14%	2.87%
The contractual future minimum lease payments of Cintas' operating lease liabilities by fiscal year are as follows as of November 30, 2023:

(In thousands)

2024 (remaining six months)	$24,842
2025	45,671
2026	37,932
2027	28,682
2028	23,489
Thereafter	38,400
Total payments	199,016
Less interest	(16,017)
Total present value of lease payments	$182,999

Note 4 - Fair Value Measurements
All financial instruments that are measured at fair value on a recurring basis (at least annually) have been classified within the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the consolidated condensed balance sheet dates. These financial instruments measured at fair value on a recurring basis are summarized below:

	As of November 30, 2023				As of May 31, 2023
(In thousands)	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$85,556	$—	$—	$85,556	$124,149	$—	$—	$124,149
Other assets, net:
Interest rate lock agreements	—	93,669	—	93,669	—	70,449	—	70,449
Total assets at fair value	$85,556	$93,669	$—	$179,225	$124,149	$70,449	$—	$194,598
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

Note 5 - Earnings Per Share
Cintas uses the two-class method to calculate basic and diluted earnings per share as a result of outstanding participating securities in the form of restricted stock awards. The following tables set forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Cintas’ common shares:

	Three Months Ended		Six Months Ended
Basic Earnings per Share (In thousands except per share data)	November 30, 2023	November 30, 2022	November 30, 2023	November 30, 2022

Net income	$374,613	$324,293	$759,698	$675,982
Less: net income allocated to participating securities	1,460	1,372	2,957	2,859
Net income available to common shareholders	$373,153	$322,921	$756,741	$673,123
Basic weighted average common shares outstanding	101,667	101,637	101,781	101,530

Basic earnings per share	$3.67	$3.18	$7.43	$6.63

	Three Months Ended		Six Months Ended
Diluted Earnings per Share (In thousands except per share data)	November 30, 2023	November 30, 2022	November 30, 2023	November 30, 2022

Net income	$374,613	$324,293	$759,698	$675,982
Less: net income allocated to participating securities	1,460	1,372	2,957	2,859
Net income available to common shareholders	$373,153	$322,921	$756,741	$673,123
Basic weighted average common shares outstanding	101,667	101,637	101,781	101,530
Effect of dilutive securities – employee stock options	1,599	1,719	1,637	1,813
Diluted weighted average common shares outstanding	103,266	103,356	103,418	103,343

Diluted earnings per share	$3.61	$3.12	$7.32	$6.51

For the three months ended November 30, 2023 and 2022, options granted to purchase 0.5 million and 1.1 million shares of Cintas common stock, respectively, were excluded from the computation of diluted earnings per share. For the six months ended November 30, 2023 and 2022, options granted to purchase 0.3 million and 0.9 million shares of Cintas common stock, respectively, were excluded from the computation of diluted earnings per share. The exercise prices of these options were greater than the average market price of the common stock (anti-dilutive).

On July 27, 2021, Cintas announced that the Board of Directors authorized a $1.5 billion share buyback program, which does not have an expiration date. On July 26, 2022, Cintas announced that the Board of Directors authorized a new $1.0 billion share buyback program, which does not have an expiration date. The following table summarizes the share buyback activity by program and period:

	Three Months Ended			Six Months Ended
	November 30, 2023			November 30, 2023
Buyback Activity (In thousands except per share data)	Shares	Avg. Price per Share	Purchase Price	Shares	Avg. Price per Share	Purchase Price

July 27, 2021	658	$486.58	$320,266	658	$486.58	$320,266
July 26, 2022	—	—	—	—	—	—
	658	$486.58	$320,266	658	$486.58	$320,266

Shares acquired for taxes due (1)	58	$518.89	$29,586	203	$507.61	$102,862

Total repurchase of Cintas common stock			$349,852			$423,128

	Three Months Ended			Six Months Ended
	November 30, 2022			November 30, 2022
Buyback Activity (In thousands except per share data)	Shares	Avg. Price per Share	Purchase Price	Shares	Avg. Price per Share	Purchase Price

July 27, 2021	12	$377.66	$4,683	544	$395.97	$215,434
July 26, 2022	—	—	—	—	—	—
	12	$377.66	$4,683	544	$395.97	$215,434

Shares acquired for taxes due (1)	56	$423.64	$23,665	326	$408.97	$133,248

Total repurchase of Cintas common stock			$28,348			$348,682
(1) Shares of Cintas common stock acquired for employee payroll taxes due on options exercised and vested restricted stock awards.

In addition to the share buyback activity presented above, Cintas acquired shares of Cintas common stock, via non-cash transactions, in connection with net-share settlements of option exercises. The following table summarizes Cintas' non-cash share buyback activity:

	Three Months Ended			Six Months Ended
	November 30, 2023			November 30, 2023
(In thousands except per share data)	Shares	Avg. Price per Share	Non-Cash Value	Shares	Avg. Price per Share	Non-Cash Value

Non-cash transaction activity	68	$514.75	$35,087	186	$506.82	$94,300

	Three Months Ended			Six Months Ended
	November 30, 2022			November 30, 2022
	Shares	Avg. Price per Share	Non-Cash Value	Shares	Avg. Price per Share	Non-Cash Value

Non-cash transaction activity	66	$421.85	$27,975	260	$414.46	$107,566

Note 6 - Goodwill, Service Contracts and Other Assets, Net
Changes in the carrying amount of goodwill and service contracts for the six months ended November 30, 2023, by reportable operating segment and All Other, are as follows:

Goodwill (In thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Total

Balance as of June 1, 2023	$2,636,607	$292,868	$126,726	$3,056,201
Goodwill acquired	49,737	962	13,361	64,060
Foreign currency translation	224	20	1	245
Balance as of November 30, 2023	$2,686,568	$293,850	$140,088	$3,120,506

Service Contracts (In thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Total

Balance as of June 1, 2023	$310,030	$21,157	$15,387	$346,574
Service contracts acquired	7,632	290	1,558	9,480
Service contracts amortization	(22,103)	(2,627)	(1,908)	(26,638)
Foreign currency translation	86	9	—	95
Balance as of November 30, 2023	$295,645	$18,829	$15,037	$329,511

Information regarding Cintas’ service contracts and other assets, net is as follows:

	As of November 30, 2023			As of May 31, 2023
(In thousands)	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net

Service contracts	$1,014,332	$684,821	$329,511	$1,004,754	$658,180	$346,574

Capitalized contract costs (1)	$721,921	$463,307	$258,614	$665,705	$413,680	$252,025
Noncompete and consulting agreements and other	224,489	68,976	155,513	198,260	67,294	130,966
Total other assets, net	$946,410	$532,283	$414,127	$863,965	$480,974	$382,991
(1)    The current portion of capitalized contract costs, included in prepaid expenses and other current assets on the consolidated condensed balance sheets as of November 30, 2023 and May 31, 2023, is $93.9 million and $92.5 million, respectively.

Amortization expense for service contracts and other assets was $39.4 million and $37.3 million for the three months ended November 30, 2023 and 2022, respectively. For the six months ended November 30, 2023 and 2022, amortization expense for service contracts and other assets was $77.9 million and $73.7 million, respectively. These expenses are recorded in selling and administrative expenses on the consolidated condensed statements of income. As of November 30, 2023, the estimated future amortization expense for service contracts and other assets, excluding any future acquisitions and commissions to be earned, is as follows:

Fiscal Year (In thousands)

2024 (remaining six months)	$77,591
2025	142,842
2026	121,587
2027	98,902
2028	75,019
Thereafter	176,763
Total future amortization expense	$692,704

Note 7 - Debt, Derivatives and Hedging Activities
Cintas' outstanding debt is summarized as follows:

(In thousands)	Interest Rate		Fiscal Year Issued	Fiscal Year Maturity	November 30, 2023	May 31, 2023

Debt due within one year
Commercial paper	5.52%	(1)	2024	2024	$210,000	$—
Total debt due within one year					$210,000	$—

Debt due after one year
Senior notes (2)	3.11%		2015	2025	$50,462	$50,630
Senior notes	3.45%		2022	2025	400,000	400,000
Senior notes	3.70%		2017	2027	1,000,000	1,000,000
Senior notes	4.00%		2022	2032	800,000	800,000
Senior notes	6.15%		2007	2037	236,550	250,000
Debt issuance costs					(12,725)	(14,225)
Total debt due after one year					$2,474,287	$2,486,405
(1)Variable rate debt instrument. The rate presented is the variable borrowing rate at November 30, 2023.
(2)Cintas assumed these senior notes with the acquisition of G&K Services, Inc. (G&K) in the fourth quarter of fiscal 2017, and they were recorded at fair value. The interest rate shown above is the effective interest rate. The principal amount of these senior notes is $50.0 million with a stated interest rate of 3.88%.

Cintas' senior notes, excluding the G&K senior notes assumed with the acquisition of G&K in fiscal 2017, are recorded at cost, net of debt issuance costs. The fair value of the long-term debt is estimated using Level 2 inputs based on general market prices. The carrying value and fair value of Cintas' debt as of November 30, 2023 were $2,486.6 million and $2,396.5 million, respectively, and as of May 31, 2023 were $2,500.0 million and $2,443.8 million, respectively. During the three and six months ended November 30, 2023, Cintas repurchased, and subsequently retired, $3.5 million and $13.5 million, respectively, of its 6.15%, 30-year senior notes. In conjunction with these transactions, during the three and six months ended November 30, 2023, Cintas recognized a loss of $0.1 million and $0.9 million, respectively, which is recorded in interest expense on the consolidated condensed statements of income. During the six months ended November 30, 2023 and 2022, Cintas issued $210.0 million and $124.0 million, net of commercial paper, respectively.

The credit agreement that supports our commercial paper program has capacity under the revolving credit facility of $2.0 billion. The credit agreement has an accordion feature that provides Cintas the ability to request increases to the borrowing commitments under the revolving credit facility of up to $500.0 million in the aggregate, subject to customary conditions. The maturity date of the revolving credit facility is March 23, 2027. As of November 30, 2023, there was $210.0 million of commercial paper outstanding with a weighted average interest rate of 5.52% and maturity dates less than 90 days and no borrowings on our revolving credit facility. As of May 31, 2023, there was no commercial paper outstanding and no borrowings on our revolving credit facility.

Cintas uses interest rate locks to manage its overall interest expense as interest rate locks effectively change the interest rate of specific debt issuances. The interest rate locks are entered into to protect against unfavorable movements in the benchmark treasury rate related to forecasted debt issuances. Cintas used interest rate locks, which represent cash flow hedges, to hedge against movements in the treasury rates at the time Cintas issued its senior notes in fiscal 2007, fiscal 2017 and fiscal 2022. The amortization of the interest rate locks resulted in a decrease to other comprehensive income (loss) of $1.5 million for both the three months ended November 30, 2023 and 2022. For the six months ended November 30, 2023 and 2022, the amortization of the interest rate locks resulted in a decrease to other comprehensive income (loss) of $2.9 million and $3.0 million, respectively.

During fiscal 2022 and fiscal 2020, Cintas entered into interest rate lock agreements for forecasted debt issuances. The aggregate notional value of outstanding cash flow hedges was $500.0 million at both November 30, 2023 and May 31, 2023. The fair values of the outstanding interest rate locks, for forecasted debt issuances, are summarized as follows:

	November 30, 2023	May 31, 2023
Fiscal Year of Issuance (In thousands)	Other assets, net	Other assets, net

2022	$56,054	$44,803
2020	$37,615	$25,646

The changes in fair value of the interest rate locks are recorded in other comprehensive income (loss), net of tax. These interest rate locks had no impact on net income or cash flows for the three and six months ended November 30, 2023 or 2022.

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

Note 8 - Income Taxes
In the normal course of business, Cintas provides for uncertain tax positions and the related interest and adjusts its unrecognized tax benefits and accrued interest accordingly. As of November 30, 2023 and May 31, 2023, recorded unrecognized tax benefits were $31.3 million and $29.3 million, respectively, and are included in long-term accrued liabilities on the consolidated condensed balance sheets.

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

Cintas’ effective tax rate was 20.9% and 22.1% for the three months ended November 30, 2023 and 2022, respectively. For the six months ended November 30, 2023 and 2022, Cintas' effective tax rate was 20.1% and 18.4%, respectively. The effective tax rate for both periods was impacted by certain discrete items (primarily the tax accounting for stock-based compensation).

Note 9 - Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income (loss), net of tax:

(In thousands)	Foreign Currency	Unrealized Income on Interest Rate Locks	Other	Total

Balance at June 1, 2023	$(17,001)	$96,714	$(1,935)	$77,778
Other comprehensive income before reclassifications	2,634	8,199	—	10,833
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,442)	—	(1,442)
Net current period other comprehensive income	2,634	6,757	—	9,391
Balance at August 31, 2023	(14,367)	103,471	(1,935)	87,169
Other comprehensive (loss) income before reclassifications	(1,813)	9,099	379	7,665
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,495)	—	(1,495)
Net current period other comprehensive (loss) income	(1,813)	7,604	379	6,170
Balance at November 30, 2023	$(16,180)	$111,075	$(1,556)	$93,339

(In thousands)	Foreign Currency	Unrealized Income on Interest Rate Locks	Other	Total

Balance at June 1, 2022	$17,006	$92,688	$(1,777)	$107,917
Other comprehensive (loss) income before reclassifications	(19,206)	934	—	(18,272)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,521)	—	(1,521)
Net current period other comprehensive loss	(19,206)	(587)	—	(19,793)
Balance at August 31, 2022	(2,200)	92,101	(1,777)	88,124
Other comprehensive (loss) income before reclassifications	(9,901)	7,394	—	(2,507)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,521)	—	(1,521)
Net current period other comprehensive (loss) income	(9,901)	5,873	—	(4,028)
Balance at November 30, 2022	$(12,101)	$97,974	$(1,777)	$84,096

The following table summarizes the reclassifications out of accumulated other comprehensive income (loss):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line in the Consolidated Condensed Statements of Income
	Three Months Ended		Six Months Ended
(In thousands)	November 30, 2023	November 30, 2022	November 30, 2023	November 30, 2022

Amortization of interest rate locks	$1,998	$2,034	$3,927	$4,067	Interest expense
Tax expense	(503)	(513)	(990)	(1,025)	Income taxes
Amortization of interest rate locks, net of tax	$1,495	$1,521	$2,937	$3,042

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

(In thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Corporate (1)	Total

For the three months ended November 30, 2023
Revenue	$1,850,542	$266,401	$260,234	$—	$2,377,177
Income (loss) before income taxes	$399,611	$58,531	$41,541	$(25,821)	$473,862

For the three months ended November 30, 2022
Revenue	$1,709,987	$235,974	$228,897	$—	$2,174,858
Income (loss) before income taxes	$369,095	$45,495	$30,344	$(28,576)	$416,358

As of and for the six months ended November 30, 2023
Revenue	$3,677,367	$527,094	$515,046	$—	$4,719,507
Income (loss) before income taxes	$806,140	$118,111	$75,988	$(49,943)	$950,296
Total assets	$7,405,444	$733,074	$589,795	$85,556	$8,813,869

As of and for the six months ended November 30, 2022
Revenue	$3,407,759	$470,135	$463,418	$—	$4,341,312
Income (loss) before income taxes	$733,866	$86,341	$64,847	$(56,141)	$828,913
Total assets	$7,142,226	$699,184	$495,798	$89,799	$8,427,007
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

The Company is a defendant in a purported class action lawsuit, City of Laurel, Mississippi v. Cintas Corporation No. 2, filed on March 12, 2021. This is a contract dispute whereby plaintiffs allege that Cintas breached its contracts with participating public agencies and seek, among other things, contract-based damages in an unspecified amount. In March 2022, the U.S. District Court for the District of Nevada denied Cintas’ motion to compel arbitration, and on March 6, 2023, the Ninth Circuit Court of Appeals affirmed. Any liability in this matter is not probable nor estimable at this time.

The Company, the Board of Directors, Scott Farmer (Executive Chairman) and the Investment Policy Committee are defendants in a purported class action, filed on December 13, 2019, pending in the U.S. District Court for the Southern District of Ohio alleging violations of The Employee Retirement Income Security Act of 1974 (ERISA). The lawsuit asserts that the defendants improperly managed the costs of the employee retirement plan, breached their fiduciary duties in failing to investigate and select lower cost alternative funds and failed to monitor and control the employee retirement plan’s recordkeeping costs. In November 2023, an agreement in principle was reached with the plaintiffs, which would require a payment of an immaterial amount that would be covered by the Company's insurance. The settlement remains subject to reaching a definitive agreement and the approval of the U.S. District Court for the Southern District of Ohio.

Cintas records an accrual for legal contingencies when Cintas determines that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of November 30, 2023 and May 31, 2023, Cintas did not accrue any material amounts for legal contingencies. The litigation discussed above, if decided or settled adversely to Cintas, may result in liability material to Cintas' consolidated financial condition, consolidated results of operations or consolidated cash flows and could increase costs of operations on an ongoing basis. Cintas may enter into discussions regarding settlement of these and other lawsuits and may enter into settlement agreements if it believes such settlement is in the best interest of Cintas' shareholders.

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

Results of Operations
Cintas classifies its business into two reportable operating segments and places the remainder of its operating segments in an All Other category. Cintas’ two reportable operating segments are Uniform Rental and Facility Services and First Aid and Safety Services. The Uniform Rental and Facility Services reportable operating segment consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items. In addition to these rental items, restroom cleaning services and supplies and the sale of items from our catalogs to our customers on route are included within this reportable operating segment. The First Aid and Safety Services reportable operating segment consists of first aid and safety products and services. The remainder of Cintas’ business, which consists of the Fire Protection Services operating segment and the Uniform Direct Sale operating segment, is included in All Other. These operating segments consist of fire protection products and services and the direct sale of uniforms and related items. Cintas evaluates operating segment performance based on revenue and income before income taxes. Revenue and income before income taxes for the three and six months ended November 30, 2023 and 2022, for the two reportable operating segments and All Other are presented in Note 10 entitled Segment Information of “Notes to Consolidated Condensed Financial Statements.”

Consolidated Results
Three Months Ended November 30, 2023 Compared to Three Months Ended November 30, 2022

Total revenue increased 9.3% to $2,377.2 million for the three months ended November 30, 2023, compared to $2,174.9 million for the three months ended November 30, 2022. The organic revenue growth rate, which adjusts for the impact of acquisitions and foreign currency exchange rate fluctuations, was 9.0%. Revenue growth was positively impacted by 0.4% due to acquisitions and negatively impacted by 0.1% due to foreign currency exchange rate fluctuations.

Uniform Rental and Facility Services reportable operating segment revenue was $1,850.5 million for the three months ended November 30, 2023, compared to $1,710.0 million for the same period in the prior fiscal year, which was an increase of 8.2%. The organic revenue growth rate for this reportable operating segment was 7.9%. Revenue growth in the Uniform Rental and Facility Services reportable operating segment was positively impacted by 0.4% due to acquisitions and negatively impacted by 0.1% due to foreign currency exchange rate fluctuations. Revenue growth was a result of new business, the penetration of additional products and services into existing customers and price increases, partially offset by lost business. New business growth resulted from an increase in the number and productivity of sales representatives.

Other revenue, consisting of revenue from the First Aid and Safety Services reportable operating segment and All Other, increased 13.3% for the three months ended November 30, 2023, compared to the same period in the prior fiscal year, from $464.9 million to $526.6 million. The organic revenue growth rate for other revenue was 12.9%. Revenue growth was positively impacted by 0.4% due to acquisitions.

Cost of uniform rental and facility services consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other ancillary items. Cost of uniform rental and facility services increased $67.5 million, or 7.4%, for the three months ended November 30, 2023, compared to the three months ended November 30, 2022. This change from the same period in the prior fiscal year was primarily due to higher Uniform Rental and Facility Services reportable operating segment sales volume, as well as investments in delivery infrastructure to support increased revenue growth achieved during the three months ended November 30, 2023.

Cost of other consists primarily of cost of goods sold (predominantly first aid and safety products, personal protective equipment, uniforms, and fire protection products), delivery expenses and distribution expenses in the First Aid and Safety Services reportable operating segment and All Other. Cost of other increased $15.7 million, or 6.4%, for the three months ended November 30, 2023, compared to the three months ended November 30, 2022, primarily due to increased sales volume in each of the underlying operating segments. Cost of other improved as a percent of revenue, decreasing from 52.8% for three months ended November 30, 2022, to 49.6% for the three months ended November 30, 2023. The improvement in cost of sales as a percent of revenue was primarily due to favorable changes in the sales mix, sourcing and productivity initiatives in the First Aid and Safety Services reportable operating segment as well as improved leverage of fixed costs for both the First Aid and Safety Services reportable operating segment and All Other.

Selling and administrative expenses increased $64.4 million, or 11.1%, in the three months ended November 30, 2023, compared to the same period of the prior fiscal year. Selling and administrative expenses as a percent of revenue were 27.0% for the three months ended November 30, 2023, compared to 26.6% for the same period in the prior fiscal year. The change as a percent of revenue is primarily due to investing in additional selling resources, investing in our management trainee program and expanding our talent acquisition efforts for future growth.

Operating income was $499.7 million, or 21.0% of revenue, for the three months ended November 30, 2023, compared to $444.9 million, or 20.5% of revenue, for the three months ended November 30, 2022. The improvement in operating income as a percent of revenue was due to operating leverage from revenue growth, efficiency gains in energy usage and productivity initiatives.

Net interest expense (interest expense less interest income) was $25.8 million for the three months ended November 30, 2023, compared to $28.6 million for the three months ended November 30, 2022. The decrease was primarily due to a decrease in the average amount of outstanding debt during the three months ended November 30, 2023 compared to the three months ended November 30, 2022.

Cintas’ effective tax rate was 20.9% and 22.1% for the three months ended November 30, 2023 and 2022, respectively. The effective tax rate in both periods was impacted by certain discrete items, primarily the tax accounting impact for stock-based compensation.

Net income was $374.6 million for the three months ended November 30, 2023, an increase of 15.5%, compared to the three months ended November 30, 2022. Diluted earnings per share were $3.61 for the three months ended November 30, 2023, which was an increase of 15.7% compared to the same period in the prior fiscal year. Diluted earnings per share increased due to the increase in net income.

Uniform Rental and Facility Services Reportable Operating Segment
Three Months Ended November 30, 2023 Compared to Three Months Ended November 30, 2022

Uniform Rental and Facility Services reportable operating segment revenue was $1,850.5 million for the three months ended November 30, 2023 compared to $1,710.0 million for the same period of the prior fiscal year. The organic revenue growth rate for the reportable operating segment was 7.9%. The cost of uniform rental and facility services increased $67.5 million, or 7.4%. The reportable operating segment’s gross margin was $876.3 million. Gross margin as a percent of revenue was 47.4% for the three months ended November 30, 2023 compared to 47.0% for the three months ended November 30, 2022. The improvement in gross margin was primarily the result of a reduction in energy expense as a percent of revenue.

Selling and administrative expenses for the Uniform Rental and Facility Services reportable operating segment increased $42.5 million in the three months ended November 30, 2023 compared to the same period of the prior fiscal year. Selling and administrative expenses as a percent of revenue for the three months ended November 30, 2023 were 25.8% compared to the 25.4% in the same period of the prior fiscal year. The change as a percent of revenue was primarily due to investing in additional selling resources, investing in our management trainee program and expanding our talent acquisition efforts for future growth.

Income before income taxes increased $30.5 million, or 8.3%, for the Uniform Rental and Facility Services reportable operating segment for the three months ended November 30, 2023, compared to the same period in the prior fiscal year, but remained the same as a percent of revenue at 21.6%. This was a result of the improvement in gross margin being offset by the investments in selling and administrative expenses noted above.

First Aid and Safety Services Reportable Operating Segment
Three Months Ended November 30, 2023 Compared to Three Months Ended November 30, 2022

First Aid and Safety Services reportable operating segment revenue increased from $236.0 million to $266.4 million, or 12.9%, for the three months ended November 30, 2023, over the same period in the prior fiscal year. The organic revenue growth rate for the reportable operating segment was 12.7%. First Aid and Safety Services reportable operating segment revenue was positively impacted by 0.2% due to acquisitions. The increase in revenue was driven by many factors including new business sold by sales representatives, penetration of additional products and services into existing customers, price increases and strong customer retention.

Cost of first aid and safety services for the three months ended November 30, 2023, increased $4.3 million, or 3.7%, compared to the three months ended November 30, 2022. The gross margin as a percent of revenue was 54.5% for the three months ended November 30, 2023, compared to the gross margin as a percent of revenue of 50.5% in the same period of the prior fiscal year. The improvement in gross margin was primarily driven by favorable changes in the sales mix and sourcing and productivity initiatives, as well as improved leverage of fixed costs and a reduction in energy expense as a percent of revenue.
Selling and administrative expenses increased $13.1 million in the three months ended November 30, 2023, compared to the same period of the prior fiscal year. Selling and administrative expenses as a percent of revenue for the three months ended November 30, 2023 were 32.6%, compared to 31.2% in the second quarter of the prior fiscal year. The change as a percent of revenue was largely due to investing in additional selling resources for future growth.

Income before income taxes for the First Aid and Safety Services reportable operating segment increased $13.0 million to $58.5 million for the three months ended November 30, 2023, compared to the same period in the prior fiscal year. Income before income taxes was 22.0% of the reportable operating segment’s revenue compared to the same period of the prior fiscal year of 19.3%. The increase in income before income taxes was due to the previously discussed improvements in gross margin, partially offset by the increase in selling and administrative expenses.

Consolidated Results
Six Months Ended November 30, 2023 Compared to Six Months Ended November 30, 2022

Total revenue increased 8.7% to $4,719.5 million for the six months ended November 30, 2023, compared to $4,341.3 million for the six months ended November 30, 2022. Total organic revenue growth was 8.5%. Organic growth adjusts for the impact of acquisitions and foreign currency exchange rate fluctuations. Revenue growth was positively impacted by 0.3% due to acquisitions and negatively impacted by 0.1% due to foreign currency exchange rate fluctuations.

Uniform Rental and Facility Services reportable operating segment revenue was $3,677.4 million for the six months ended November 30, 2023, compared to $3,407.8 million in the same period of the prior fiscal year, which was an increase of 7.9%. Organic revenue growth for this reportable operating segment was 7.8%. Uniform Rental and Facility Services reportable operating segment revenue was positively impacted by 0.3% due to acquisitions and negatively impacted by 0.2% due to foreign currency exchange rate fluctuations. Revenue growth was a result of new business, the penetration of additional products and services into existing customers and price increases, partially offset by lost business. New business growth resulted from an increase in the number and productivity of sales representatives.

Other revenue, consisting of revenue from the First Aid and Safety Services reportable operating segment and All Other, was $1,042.1 million for the six months ended November 30, 2023, compared to $933.6 million for the same period of the prior fiscal year, which was an increase of 11.6%. Other revenue organic growth was 11.3%. Revenue growth was positively impacted by 0.4% due to acquisitions and negatively impacted by 0.1% due to foreign currency exchange rate fluctuations.

Cost of uniform rental and facility services consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other ancillary items. Cost of uniform rental and facility services increased $124.3 million, or 6.9%, for the six months ended November 30, 2023, compared to the six months ended November 30, 2022. The increase over the same period of the prior fiscal year was due to higher Uniform Rental and Facility Services reportable operating segment sales volume.

Cost of other consists primarily of cost of goods sold (predominantly first aid and safety products, personal protective equipment, uniforms, and fire protection products), delivery expenses and distribution expenses in the First Aid and Safety Services reportable operating segment and All Other. Cost of other increased $21.3 million, or 4.3%, for the six months ended November 30, 2023, compared to the six months ended November 30, 2022. Cost of other improved as a percent of revenue, decreasing from 52.8% for six months ended November 30, 2022, to 49.4% for the six months ended November 30, 2023. The improvement in cost of sales as a percent of revenue was primarily due to favorable changes in the sales mix in the First Aid and Safety Services reportable operating segment as well as improved leverage of fixed costs for both the First Aid and Safety Services reportable operating segment and All Other.

Selling and administrative expenses increased $117.4 million, or 10.1%, for the six months ended November 30, 2023, compared to the same period in the prior fiscal year. Selling and administrative expenses as a percent of revenue were 27.2% for the six months ended November 30, 2023, compared to 26.8% for the same period of the prior fiscal year. The change as a percent of revenue is primarily due to investing in additional selling resources, investing in our management trainee program and expanding our talent acquisition efforts for future growth.

Operating income was $1,000.2 million, or 21.2% of revenue, for the six months ended November 30, 2023, compared to $885.1 million, or 20.4% of revenue, for the six months ended November 30, 2022. The change in operating income as a percent of revenue was due to the previously mentioned improvements in gross margin.

Net interest expense (interest expense less interest income) was $49.9 million for the six months ended November 30, 2023, compared to $56.1 million for the six months ended November 30, 2022. The change was primarily due to a decrease in the average amount of outstanding debt during the six months ended November 30, 2023.

Cintas’ effective tax rate was 20.1% and 18.4% for the six months ended November 30, 2023 and 2022, respectively. The effective tax rate in both periods was impacted by certain discrete items, primarily the tax accounting for stock-based compensation.

Net income for the six months ended November 30, 2023, increased $83.7 million, or 12.4%, compared to the six months ended November 30, 2022. Diluted earnings per share was $7.32 for the six months ended November 30, 2023, which was an increase of 12.4% compared to the same period in the prior fiscal year. Diluted earnings per share increased due to the increase in net income.

Uniform Rental and Facility Services Reportable Operating Segment
Six Months Ended November 30, 2023 Compared to Six Months Ended November 30, 2022

Uniform Rental and Facility Services reportable operating segment revenue increased 7.9% to $3,677.4 million for the six months ended November 30, 2023, compared to $3,407.8 million for the same period of the prior fiscal year. Organic revenue growth for this reportable operating segment was 7.8%. The cost of uniform rental and facility services increased $124.3 million, or 6.9%, for the six months ended November 30, 2023 over the same period in the prior fiscal year. The reportable operating segment’s gross margin was $1,755.6 million, or 47.7% of revenue, for the six months ended November 30, 2023, compared to the gross margin of 47.3% for the six months ended November 30, 2022. The improvement in gross margin was primarily the result of a reduction in energy expense as a percent of revenue.

Selling and administrative expenses for the Uniform Rental and Facility Services reportable operating segment increased $73.0 million, increasing as a percent of revenue for the six months ended November 30, 2023 to 25.8%, compared to 25.7% for the same period of the prior fiscal year. As a percent of revenue, expenses were largely consistent as compared to the same period of the prior year.

Income before income taxes increased $72.3 million, or 9.8%, for the Uniform Rental and Facility Services reportable operating segment for the six months ended November 30, 2023, compared to the same period in the prior fiscal year. Income before income taxes was 21.9% of the reportable operating segment’s revenue, compared to 21.5% for the six months ended November 30, 2022. The change as a percent of revenue was primarily a result of the improvement in gross margin.

First Aid and Safety Services Reportable Operating Segment
Six Months Ended November 30, 2023 Compared to Six Months Ended November 30, 2022

First Aid and Safety Services reportable operating segment revenue increased from $470.1 million to $527.1 million, or 12.1%, for the six months ended November 30, 2023, over the same period in the prior fiscal year. Organic revenue growth for this reportable operating segment was 11.9%. First Aid and Safety Services reportable operating segment revenue was positively impacted by 0.3% due to acquisitions and negatively impacted by 0.1% due to foreign currency exchange rate fluctuations. This increase in revenue was driven by many factors including new business sold by sales representatives, penetration of additional products and services into existing customers, price increases, and strong customer retention.

Cost of first aid and safety services increased $1.2 million, or 0.5%, for the six months ended November 30, 2023, from the six months ended November 30, 2022, due to higher sales volume. The gross margin as a percent of revenue was 55.2% for the six months ended November 30, 2023, which was an increase of 520 basis points compared to the gross margin as a percent of revenue of 50.0% in the same period of the prior fiscal year. The improvement in gross margin was primarily driven by favorable changes in the sales mix, sourcing and productivity initiatives, as well as improved leverage of fixed costs and a reduction in energy expense as a percent of revenue.

Selling and administrative expenses increased $24.0 million, and increased as a percent of revenue to 32.8%, for the six months ended November 30, 2023, compared to 31.7% for the six months ended November 30, 2022. The increase in expenses as a percent of revenue was primarily due to increases in labor and other employee-partner related expenses, including investing in additional selling resources for future growth.

Income before income taxes for the First Aid and Safety Services reportable operating segment was $118.1 million for the six months ended November 30, 2023, compared to $86.3 million for the same period in the prior fiscal year. Income before income taxes, at 22.4% of the reportable operating segment’s revenue, increased 400 basis points compared to the same period of the prior fiscal year due to the improvements in gross margin, partially offset by increases selling and administrative expenses.

Liquidity and Capital Resources
The following is a summary of our cash flows and cash and cash equivalents as of and for the six months ended November 30:

(In thousands)	2023	2022

Net cash provided by operating activities	$729,631	$619,149
Net cash used in investing activities	$(282,195)	$(171,424)
Net cash used in financing activities	$(485,810)	$(446,368)

Cash and cash equivalents at the end of the period	$85,556	$89,799
Cash and cash equivalents as of November 30, 2023 and 2022, include $40.7 million and $29.8 million, respectively, that is located outside of the U.S.

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

Net cash provided by operating activities was $729.6 million for the six months ended November 30, 2023, compared to $619.1 million for the six months ended November 30, 2022. The change from the prior fiscal year was primarily due to an increase in net income and favorable changes in working capital, specifically accounts receivable, inventories, net and uniforms and other rental items in service. These improvements were partially offset by unfavorable changes in working capital, specifically, accrued compensation and related liabilities and accounts payable.

Net cash used in investing activities includes capital expenditures, purchases of investments and cash paid for acquisitions of businesses. Capital expenditures were $200.5 million and $146.4 million for the six months ended November 30, 2023 and 2022, respectively. Capital expenditures in the six months ended November 30, 2023, included $127.6 million for the Uniform Rental and Facility Services reportable operating segment and $46.8 million for the First Aid and Safety Services reportable operating segment. The increase in capital expenditures during the six months ended November 30, 2023, over the same period in the prior fiscal year, was due to investments in the operating segments to support continued revenue growth, an increase in equipment purchases, primarily trucks, due to vendors clearing backlogged orders and spending associated with the SAP implementation in the Fire Protection Services operating segment. Cash paid for acquisitions of businesses was $74.0 million and $15.5 million for the six months ended November 30, 2023 and 2022, respectively. The acquisitions during both the six months ended November 30, 2023 and 2022, occurred in our Uniform Rental and Facility Services reportable operating segment, our First Aid and Safety Services reportable operating segment and our Fire Protection operating segment, which is included in All Other. Net cash used in investing activities also includes $7.5 million and $5.2 million of purchases of investments during the six months ended November 30, 2023 and 2022, respectively.

Net cash used in financing activities was $485.8 million and $446.4 million for the six months ended November 30, 2023 and 2022, respectively. The increase in cash used in financing activities was due to the increase in share buyback activity and an increase in dividends paid. This increase was partially offset by an increase in proceeds from the net issuance of commercial paper in the six months ended November 30, 2023.

On July 27, 2021, Cintas announced that the Board of Directors authorized a $1.5 billion share buyback program, which does not have an expiration date. On July 26, 2022, Cintas announced that the Board of Directors authorized a new $1.0 billion share buyback program, which does not have an expiration date.

The following table summarizes the buyback activity by program for the six months ended November 30:

	2023			2022
Buyback Activity (In thousands except per share data)	Shares	Avg. Price per Share	Purchase Price	Shares	Avg. Price per Share	Purchase Price

July 27, 2021	658	486.58	320,266	544	395.97	215,434
July 26, 2022	—	—	—	—	—	—
	658	$486.58	$320,266	544	$395.97	$215,434

Shares acquired for taxes due (1)	203	$507.61	$102,862	326	$408.97	$133,248

Total repurchase of Cintas common stock			$423,128			$348,682
(1)Shares of Cintas common stock acquired for employee payroll taxes due on options exercised and vested restricted stock awards.

Our Board of Directors declared the following dividends:

Paid Dividends
Declaration Date (In millions except per share data)	Record Date	Payment Date	Dividend Per Share	Total Amount

Six months ended November 30, 2023
April 11, 2023	May 15, 2023	June 15, 2023	$1.15	$117.6
July 25, 2023	August 15, 2023	September 15, 2023	1.35	138.2
			$2.50	$255.8

Six months ended November 30, 2022
April 12, 2022	May 16, 2022	June 15, 2022	$0.95	$97.7
July 26, 2022	August 15, 2022	September 15, 2022	1.15	117.3
			$2.10	$215.0

Accrued Dividends

As of November 30, 2023
October 24, 2023 (1)	November 15, 2023	December 15, 2023	$1.35	$137.5

As of November 30, 2022
October 25, 2022 (1)	November 15, 2022	December 15, 2022	$1.15	$117.4
(1)The dividends declared during the three months ended November 30, 2023 and 2022 were included in current accrued liabilities on the consolidated condensed balance sheet at November 30, 2023 and 2022.

Any future dividend declarations, including the amount of any dividends, are at the discretion of the Board of Directors and dependent upon then-existing conditions, including the Company's consolidated operating results and consolidated financial condition, capital requirements, contractual restrictions, business prospects and other factors that the Board of Directors may deem relevant.

During the six months ended November 30, 2023, Cintas repurchased, and subsequently retired, $13.5 million of its 6.15%, 30-year senior notes. During the six months ended November 30, 2023 and 2022, Cintas issued a net $210.0 million and $124.0 million of commercial paper, respectively.

The following table summarizes Cintas' outstanding debt:

(In thousands)	Interest Rate		Fiscal Year Issued	Fiscal Year Maturity	November 30, 2023	May 31, 2023

Debt due within one year
Commercial paper	5.52%	(1)	2024	2024	$210,000	$—
Total debt due within one year					$210,000	$—

Debt due after one year
Senior notes (2)	3.11%		2015	2025	$50,462	$50,630
Senior notes	3.45%		2022	2025	400,000	400,000
Senior notes	3.70%		2017	2027	1,000,000	1,000,000
Senior notes	4.00%		2022	2032	800,000	800,000
Senior notes	6.15%		2007	2037	236,550	250,000
Debt issuance costs					(12,725)	(14,225)
Total debt due after one year					$2,474,287	$2,486,405
(1)Variable rate debt instrument. The rate presented is the variable borrowing rate at November 30, 2023.
(2)Cintas assumed these senior notes with the acquisition of G&K Services, Inc. (G&K) in the fourth quarter of fiscal 2017, and they were recorded at fair value. The interest rate shown above is the effective interest rate. The principal amount of these senior notes is $50.0 million with a stated interest rate of 3.88%.
The credit agreement that supports our commercial paper program has a revolving credit facility with a capacity of $2.0 billion. The credit agreement has an accordion feature that provides Cintas the ability to request increases to the borrowing commitments under the revolving credit facility of up to $500.0 million in the aggregate, subject to customary conditions. The maturity date of the revolving credit facility is March 23, 2027. As of November 30, 2023, there was $210.0 million of commercial paper outstanding with a weighted average interest rate of 5.52% and maturity dates less than 90 days and no borrowings on our revolving credit facility. As of May 31, 2023, there was no commercial paper outstanding and no borrowings on our revolving credit facility.

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

Our access to the commercial paper and long-term debt markets has historically provided us with sources of liquidity. We do not anticipate having difficulty in obtaining financing from those markets in the future based on our favorable experiences in the debt markets in the recent past. Additionally, our ability to continue to access the commercial paper and long-term debt markets on favorable interest rate and other terms will depend, to a significant degree, on the ratings assigned by the credit rating agencies to our indebtedness. As of November 30, 2023, our ratings were as follows:

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

Financial and Nonfinancial Disclosure About Issuers and Guarantors of Cintas’ Senior Notes
Cintas Corporation No. 2 (Corp. 2) is the indirectly, wholly owned principal operating subsidiary of Cintas. Corp. 2 is the issuer of the $2,486.6 million aggregate principal amount of senior notes outstanding as of November 30, 2023, which are unconditionally guaranteed, jointly and severally, by Cintas Corporation and its wholly owned, direct and indirect domestic subsidiaries.

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

	Six Months Ended
Summarized Consolidated Condensed Statements of Income (In thousands)	November 30, 2023	November 30, 2022

Net sales to unrelated parties	$4,466,257	$4,105,128
Net sales to non-guarantors	$7,144	$7,227
Operating income	$938,947	$861,404
Net income	$708,330	$658,665

Summarized Consolidated Condensed Balance Sheets (In thousands)	November 30, 2023	May 31, 2023

ASSETS
Receivables due from non-obligor subsidiaries	$8,993	$9,168
Total other current assets	$2,819,855	$2,738,095
Total other noncurrent assets	$5,382,261	$5,210,312

LIABILITIES
Amounts due to non-obligor subsidiaries	$42,477	$11,902
Current liabilities	$1,315,629	$1,183,511
Noncurrent liabilities	$3,407,111	$3,399,191

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

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements.  Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “predicts,” “projects,” “plans,” “expects,” “intends,” “target,” “forecast,” “believes,” “seeks,” “could,” “should,” “may” and “will” or the negative versions thereof and similar words, terms and expressions and by the context in which they are used. Such statements are based upon current expectations of Cintas and speak only as of the date made. You should not place undue reliance on any forward-looking statement. We cannot guarantee that any forward-looking statement will be realized. These statements are subject to various risks, uncertainties, potentially inaccurate assumptions and other factors that could cause actual results to differ from those set forth in or implied by this Quarterly Report. Factors that might cause such a difference include, but are not limited to, the possibility of greater than anticipated operating costs including energy and fuel costs; lower sales volumes; loss of customers due to outsourcing trends; the performance and costs of integration of acquisitions; inflationary pressures and fluctuations in costs of materials and labor, including increased medical costs; interest rate volatility; costs and possible effects of union organizing activities; failure to comply with government regulations concerning employment discrimination, employee pay and benefits and employee health and safety; the effect on operations of exchange rate fluctuations, tariffs and other political, economic and regulatory risks; uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation; our ability to meet our goals relating to environmental, social and governance opportunities, improvements and efficiencies; the cost, results and ongoing assessment of internal controls for financial reporting; the effect of new accounting pronouncements; disruptions caused by the inaccessibility of computer systems data, including cybersecurity risks; the initiation or outcome of litigation, investigations or other proceedings; higher assumed sourcing or distribution costs of products; the disruption of operations from catastrophic or extraordinary events including global health pandemics such as the COVID-19 coronavirus; the amount and timing of repurchases of our common stock, if any; changes in federal and state tax and labor laws; and the reactions of competitors in terms of price and service. Cintas undertakes no obligation to publicly release any revisions to any forward-looking statements or to otherwise update any forward-looking statements whether as a result of new information or to reflect events, circumstances or any other unanticipated developments arising after the date on which such statements are made, except otherwise as required by law. A further list and description of risks, uncertainties and other matters can be found in our Annual Report on Form 10-K for the year ended May 31, 2023 and in our reports on Forms 10-Q and 8-K. The risks and uncertainties described herein are not the only ones we may face. Additional risks and uncertainties presently not known to us, or that we currently believe to be immaterial, may also harm our business.

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

ITEM 4.
CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
With the participation of Cintas’ management, including Cintas’ President and Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, Cintas has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of November 30, 2023. Based on such evaluation, Cintas’ management, including Cintas’ President and Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, has concluded that Cintas’ disclosure controls and procedures were effective as of November 30, 2023, in ensuring (i) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is accumulated and communicated to Cintas’ management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting
There were no changes in Cintas’ internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended November 30, 2023, that have materially affected, or are reasonably likely to materially affect, Cintas' internal control over financial reporting.

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

ITEM 2.
UNREGISTERED SALES OF EQUITY SECURITIES,
USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Period (In millions, except share and per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan (1)	Maximum approximate dollar value of shares that may yet be purchased under the plan (1)

September 1 - 30, 2023 (2)	95,018	$482.90	85,700	$1,417.1
October 1 - 31, 2023 (3)	583,746	$488.18	560,502	$1,144.0
November 1 - 30, 2023 (4)	36,470	$521.06	12,000	$1,138.0
Total	715,234	$489.15	658,202	$1,138.0

(1)   On July 27, 2021, Cintas announced that the Board of Directors authorized a $1.5 billion share buyback program, which does not have an expiration date. From the inception of the July 27, 2021 share buyback program through November 30, 2023, Cintas has purchased a total of 3.4 million shares of Cintas common stock at an average price of $405.55 per share for a total purchase price of $1,362.0 million. On July 26, 2022, Cintas announced that the Board of Directors authorized a new $1.0 billion share buyback program, which does not have an expiration date. There were no share buybacks under the July 26, 2022 share buyback program through November 30, 2023.
(2)   During September 2023, Cintas acquired 9,318 shares of Cintas common stock in trade for employee payroll taxes due on options exercised and restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $507.55 per share for a total purchase price of $4.7 million.
(3)  During October 2023, Cintas acquired 23,244 shares of Cintas common stock in trade for employee payroll taxes due on options exercised and restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $509.64 per share for a total purchase price of $11.8 million.
(4)  During November 2023, Cintas acquired 24,470 shares of Cintas common stock in trade for employee payroll taxes due on options exercised and restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $531.99 per share for a total purchase price of $13.0 million.

ITEM 5.
OTHER INFORMATION

During the quarter ended November 30, 2023, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of Cintas adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

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
101
The following financial statements from Cintas' Quarterly Report on Form 10-Q for the period ended November 30, 2023, formatted in Inline XBRL: (i) Consolidated Condensed Statements of Income (unaudited), (ii) Consolidated Condensed Statements of Comprehensive Income (unaudited), (iii) Consolidated Condensed Balance Sheets (unaudited), (iv) Consolidated Condensed Statements of Shareholders' Equity (unaudited), (v) Consolidated Condensed Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Condensed Financial Statements, tagged as blocks of text and including detailed tags

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINTAS CORPORATION
(Registrant)

Date:	January 8, 2024	/s/	J. Michael Hansen

J. Michael Hansen
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)