Form 10-Q
period 2024-02-29
CINTAS CORP
filed 2024-04-05
CIK 723254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	February 29, 2024
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding March 31, 2024
Common Stock, no par value	101,463,249

CINTAS CORPORATION

Part I. Financial Information
ITEM 1.
FINANCIAL STATEMENTS
CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands except per share data)	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Revenue:
Uniform rental and facility services	$1,876,642	$1,716,165	$5,554,009	$5,123,924
Other	529,531	473,821	1,571,671	1,407,374
Total revenue	2,406,173	2,189,986	7,125,680	6,531,298

Costs and expenses:
Cost of uniform rental and facility services	960,208	907,993	2,882,022	2,705,486
Cost of other	258,117	247,962	772,691	741,222
Selling and administrative expenses	667,048	587,219	1,949,928	1,752,724

Operating income	520,800	446,812	1,521,039	1,331,866

Interest income	(930)	(373)	(2,121)	(872)
Interest expense	25,530	28,819	76,664	85,459

Income before income taxes	496,200	418,366	1,446,496	1,247,279
Income taxes	98,621	92,539	289,219	245,470
Net income	$397,579	$325,827	$1,157,277	$1,001,809

Basic earnings per share	$3.90	$3.19	$11.34	$9.82

Diluted earnings per share	$3.84	$3.14	$11.15	$9.65

Dividends declared per share	$1.35	$1.15	$4.05	$3.45

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023

Net income	$397,579	$325,827	$1,157,277	$1,001,809

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(450)	(7,972)	371	(37,079)
Change in fair value of interest rate lock agreements, net of tax (benefit) expense of $(1,726), $513, $4,195 and $3,364, respectively	(5,042)	1,501	12,256	9,829
Amortization of interest rate lock agreements, net of tax benefit of $(513), $(512), $(1,503) and $(1,537), respectively	(1,524)	(1,521)	(4,461)	(4,563)
Other, net of tax expense of $0, $0, $130 and $0, respectively	—	—	379	—
Other comprehensive (loss) income, net of tax (benefit) expense of $(2,239), $1, $2,822 and $1,827, respectively	(7,016)	(7,992)	8,545	(31,813)
Comprehensive income	$390,563	$317,835	$1,165,822	$969,996

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands except per share data)	February 29, 2024	May 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$128,483	$124,149
Accounts receivable, net	1,262,077	1,152,993
Inventories, net	451,215	506,604
Uniforms and other rental items in service	1,025,597	1,011,918
Prepaid expenses and other current assets	163,624	142,795
Total current assets	3,030,996	2,938,459

Property and equipment, net	1,505,810	1,396,476

Investments	294,261	247,191
Goodwill	3,212,432	3,056,201
Service contracts, net	335,863	346,574
Operating lease right-of-use assets, net	186,514	178,464
Other assets, net	412,999	382,991
	$8,978,875	$8,546,356

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$307,941	$302,292
Accrued compensation and related liabilities	182,669	239,086
Accrued liabilities	720,545	632,504
Income taxes, current	18,310	12,470
Operating lease liabilities, current	44,430	43,710
Total current liabilities	1,273,895	1,230,062

Long-term liabilities:
Debt due after one year	2,474,908	2,486,405
Deferred income taxes	481,177	498,356
Operating lease liabilities	146,060	138,278
Accrued liabilities	368,752	329,269
Total long-term liabilities	3,470,897	3,452,308

Shareholders’ equity:
Preferred stock, no par value:	—	—
100,000 shares authorized, none outstanding
Common stock, no par value, and paid-in capital:	2,246,329	2,031,542
425,000,000 shares authorized
FY 2024: 193,090,252 shares issued and 101,444,090 shares outstanding
FY 2023: 192,198,938 shares issued and 101,732,148 shares outstanding
Retained earnings	10,341,248	9,597,315
Treasury stock:	(8,439,817)	(7,842,649)
FY 2024: 91,646,162 shares
FY 2023: 90,466,790 shares
Accumulated other comprehensive income	86,323	77,778
Total shareholders’ equity	4,234,083	3,863,986
	$8,978,875	$8,546,356
See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock and Paid-In Capital		Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total Shareholders' Equity
(In thousands)	Shares	Amount			Shares	Amount

Balance at June 1, 2023	192,199	$2,031,542	$9,597,315	$77,778	(90,467)	$(7,842,649)	$3,863,986
Net income	—	—	385,085	—	—	—	385,085
Comprehensive income, net of tax	—	—	—	9,391	—	—	9,391
Dividends	—	—	(138,272)	—	—	—	(138,272)
Stock-based compensation	—	30,242	—	—	—	—	30,242
Vesting of stock-based compensation awards	156	—	—	—	—	—	—
Stock options exercised	303	59,691	—	—	(118)	(59,212)	479
Repurchase of common stock	—	—	—	—	(145)	(73,276)	(73,276)
Balance at August 31, 2023	192,658	$2,121,475	$9,844,128	$87,169	(90,730)	$(7,975,137)	$4,077,635
Net income	—	—	374,613	—	—	—	374,613
Comprehensive income, net of tax	—	—	—	6,170	—	—	6,170
Dividends	—	—	(137,474)	—	—	—	(137,474)
Stock-based compensation	—	22,940	—	—	—	—	22,940
Vesting of stock-based compensation awards	3	—	—	—	—	—	—
Stock options exercised	200	35,536	—	—	(68)	(35,087)	449
Repurchase of common stock	—	—	—	—	(716)	(349,852)	(349,852)
Balance at November 30, 2023	192,861	$2,179,951	$10,081,267	$93,339	(91,514)	$(8,360,076)	$3,994,481
Net income	—	—	397,579	—	—	—	397,579
Comprehensive loss, net of tax	—	—	—	(7,016)	—	—	(7,016)
Dividends	—	—	(137,598)	—	—	—	(137,598)
Stock-based compensation	—	31,308	—	—	—	—	31,308
Vesting of stock-based compensation awards	1	—	—	—	—	—	—
Stock options exercised	228	35,070	—	—	(58)	(34,723)	347
Repurchase of common stock	—	—	—	—	(74)	(45,018)	(45,018)
Balance at February 29, 2024	193,090	$2,246,329	$10,341,248	$86,323	(91,646)	$(8,439,817)	$4,234,083

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock and Paid-In Capital		Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total Shareholders' Equity
(In thousands)	Shares	Amount			Shares	Amount

Balance at June 1, 2022	190,838	$1,771,917	$8,719,163	$107,917	(89,127)	$(7,290,801)	$3,308,196
Net income	—	—	351,689	—	—	—	351,689
Comprehensive loss, net of tax	—	—	—	(19,793)	—	—	(19,793)
Dividends	—	—	(117,461)	—	—	—	(117,461)
Stock-based compensation	—	26,282	—	—	—	—	26,282
Vesting of stock-based compensation awards	273	—	—	—	—	—	—
Stock options exercised	543	80,638	—	—	(193)	(79,591)	1,047
Repurchase of common stock	—	—	—	—	(802)	(320,334)	(320,334)
Balance at August 31, 2022	191,654	$1,878,837	$8,953,391	$88,124	(90,122)	$(7,690,726)	$3,229,626
Net income	—	—	324,293	—	—	—	324,293
Comprehensive loss, net of tax	—	—	—	(4,028)	—	—	(4,028)
Dividends	—	—	(117,338)	—	—	—	(117,338)
Stock-based compensation	—	25,255	—	—	—	—	25,255
Vesting of stock-based compensation awards	9	—	—	—	—	—	—
Stock options exercised	194	29,053	—	—	(66)	(27,975)	1,078
Repurchase of common stock	—	—	—	—	(68)	(28,348)	(28,348)
Balance at November 30, 2022	191,857	$1,933,145	$9,160,346	$84,096	(90,256)	$(7,747,049)	$3,430,538
Net income	—	—	325,827	—	—	—	325,827
Comprehensive loss, net of tax	—	—	—	(7,992)	—	—	(7,992)
Dividends	—	—	(117,495)	—	—	—	(117,495)
Stock-based compensation	—	23,797	—	—	—	—	23,797
Vesting of stock-based compensation awards	3	—	—	—	—	—	—
Stock options exercised	172	24,668	—	—	(54)	(23,852)	816
Repurchase of common stock	—	—	—	—	(49)	(22,235)	(22,235)
Balance at February 28, 2023	192,032	$1,981,610	$9,368,678	$76,104	(90,359)	$(7,793,136)	$3,633,256

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In thousands)	February 29, 2024	February 28, 2023
Cash flows from operating activities:
Net income	$1,157,277	$1,001,809
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	207,637	190,801
Amortization of intangible assets and capitalized contract costs	119,815	113,281
Stock-based compensation	84,490	75,334
Deferred income taxes	(21,366)	22,001
Change in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(109,040)	(132,473)
Inventories, net	55,834	(60,563)
Uniforms and other rental items in service	(9,060)	(85,991)
Prepaid expenses and other current assets and capitalized contract costs	(104,873)	(116,842)
Accounts payable	5,771	32,851
Accrued compensation and related liabilities	(58,511)	(32,666)
Accrued liabilities and other	52,945	17,856
Income taxes, current	5,822	18,793
Net cash provided by operating activities	1,386,741	1,044,191

Cash flows from investing activities:
Capital expenditures	(307,558)	(224,116)
Purchases of investments	(7,592)	(4,618)
Acquisitions of businesses, net of cash acquired	(185,028)	(32,983)
Other, net	(3,100)	(6,894)
Net cash used in investing activities	(503,278)	(268,611)

Cash flows from financing activities:
Payments of commercial paper, net	—	(62,200)
Repayment of debt	(13,450)	—
Proceeds from exercise of stock-based compensation awards	1,275	2,941
Dividends paid	(393,310)	(332,421)
Repurchase of common stock	(468,146)	(370,917)
Other, net	(5,839)	(11,996)
Net cash used in financing activities	(879,470)	(774,593)

Effect of exchange rate changes on cash and cash equivalents	341	(2,895)

Net increase (decrease) in cash and cash equivalents	4,334	(1,908)
Cash and cash equivalents at beginning of period	124,149	90,471
Cash and cash equivalents at end of period	$128,483	$88,563

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

Inventories, net are valued at the lower of cost (first-in, first-out) or net realizable value. Inventory is comprised of the following at:

(In thousands)	February 29, 2024	May 31, 2023

Raw materials	$23,092	$27,878
Work in process	41,442	56,384
Finished goods	386,681	422,342
Inventories, net	$451,215	$506,604
Inventories are recorded net of reserves for obsolete inventory (excess and slow-moving) of $74.1 million and $80.1 million at February 29, 2024 and May 31, 2023, respectively. The inventory obsolescence reserve is determined by specific identification, as well as an estimate based on Cintas' historical rates of obsolescence. Once a specific inventory item is written down to the lower of cost or net realizable value, a new cost basis has been established, and that inventory item cannot subsequently be marked up.
New Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures (ASU 2023-07). ASU 2023-07 requires additional disclosures pertaining to significant expenses and other items of an entity’s reportable operating segments. ASU 2023-07 is effective for annual periods beginning after December 15, 2023 (fiscal 2025). Early adoption is permitted. The Company is currently evaluating the impact of ASU 2023-07 on the consolidated condensed financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures (ASU 2023-09), which expands disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. ASU 2023-09 will be effective for annual periods beginning after December 15, 2024 (fiscal 2026). The Company is currently evaluating the impact of ASU 2023-09 on the consolidated condensed financial statements.

There are no other accounting pronouncements recently issued or newly effective that had, or are expected to have, a material impact on Cintas' consolidated condensed financial statements.

Note 2 - Revenue Recognition
The following table presents Cintas' total revenue disaggregated by operating segment:

	Three Months Ended				Nine Months Ended
(In thousands)	February 29, 2024		February 28, 2023		February 29, 2024		February 28, 2023

Uniform Rental and Facility Services	$1,876,642	78.0%	$1,716,165	78.4%	$5,554,009	78.0%	$5,123,924	78.5%
First Aid and Safety Services	262,602	10.9%	231,605	10.6%	789,696	11.1%	701,740	10.7%
Fire Protection Services	182,410	7.6%	155,762	7.1%	530,676	7.4%	454,211	7.0%
Uniform Direct Sales	84,519	3.5%	86,454	3.9%	251,299	3.5%	251,423	3.8%
Total revenue	$2,406,173	100.0%	$2,189,986	100.0%	$7,125,680	100.0%	$6,531,298	100.0%

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

Revenue recorded is presented net of sales and other taxes we collect on behalf of governmental authorities. Shipping and handling costs charged to customers are treated as fulfillment activities and are recorded in both revenue and cost of sales at the time control is transferred to the customer. Certain of our customer contracts include pricing terms and conditions that include components of variable consideration. The variable consideration is typically in the form of consideration paid to a customer based on performance metrics specified within the contract and is not material in any period presented. When determining if variable consideration should be constrained, the Company considers whether factors outside its control could result in a significant reversal of revenue. In making these assessments, the Company considers the likelihood and magnitude of a potential reversal. The Company's performance period generally corresponds with the monthly invoice period. No constraints on our revenue recognition were applied during the three or nine months ended February 29, 2024 or February 28, 2023.

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

Costs to Obtain a Contract
The Company capitalizes commission expenses paid to our employee-partners when the commissions are deemed to be incremental for obtaining the route servicing customer contract. As permitted by Accounting Standards Codification 606, Revenue from Contracts with Customers (ASC 606), the Company has elected to apply the guidance to a portfolio of contracts (or performance obligations) with similar characteristics because the Company reasonably expects that the effects on the consolidated condensed financial statements of applying this guidance to the portfolio would not differ materially from applying this guidance to the individual contracts within the portfolio. The Company also continues to expense certain costs to obtain a contract if those costs do not meet the criteria of ASC 606 or the amortization period of the asset would have been one year or less. The deferred commissions are amortized on a straight-line basis over the expected period of benefit. We review the deferred commission balances for impairment on an ongoing basis. Deferred commissions are classified as current or noncurrent based on the timing of when we expect to recognize the expense. The current portion is included in prepaid expenses and other current assets and the noncurrent portion is included in other assets, net on the Company's consolidated condensed balance sheets. As of February 29, 2024, the current and noncurrent assets related to deferred commissions totaled $94.3 million and $260.8 million, respectively. As of May 31, 2023, the current and noncurrent assets related to deferred commissions totaled $92.5 million and $251.6 million, respectively. The Company recorded amortization expense related to deferred commissions of $25.6 million and $24.0 million during the three months ended February 29, 2024 and February 28, 2023, respectively. During the nine months ended February 29, 2024 and February 28, 2023, the Company recorded amortization expense related to deferred commissions of $75.3 million and $69.8 million, respectively. These expenses are classified in selling and administrative expenses on the consolidated condensed statements of income.
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

Operating lease costs, including short-term lease expense and variable lease costs which were immaterial in both periods, were $21.0 million and $19.8 million for the three months ended February 29, 2024 and February 28, 2023, respectively. For the nine months ended February 29, 2024 and February 28, 2023, operating lease costs, including short-term lease expense and variable lease costs which were immaterial in both periods, were $61.5 million and $59.3 million, respectively.

The following table provides supplemental information related to the Company's consolidated condensed statements of cash flows for the nine months ended:

(In thousands)	February 29, 2024	February 28, 2023

Cash paid for amounts included in the measurement of operating lease liabilities	$38,577	$37,103
Operating lease right-of-use assets obtained in exchange for new and renewed operating lease liabilities	$41,506	$42,900
Operating lease right-of-use assets acquired in business combinations	$334	$—

Other information related to the operating lease right-of-use assets, net and operating lease liabilities was as follows:

	February 29, 2024	May 31, 2023

Weighted-average remaining lease term	5.30 years	5.28 years
Weighted-average discount rate	3.38%	2.87%
The contractual future minimum lease payments of Cintas' operating lease liabilities by fiscal year are as follows as of February 29, 2024:

(In thousands)

2024 (remaining three months)	$12,514
2025	48,456
2026	41,420
2027	32,066
2028	26,617
Thereafter	48,392
Total payments	209,465
Less interest	(18,975)
Total present value of lease payments	$190,490

Note 4 - Fair Value Measurements
All financial instruments that are measured at fair value on a recurring basis have been classified within the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the consolidated condensed balance sheet dates. These financial instruments measured at fair value on a recurring basis are summarized below:

	As of February 29, 2024				As of May 31, 2023
(In thousands)	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$128,483	$—	$—	$128,483	$124,149	$—	$—	$124,149
Other assets, net:
Interest rate lock agreements	—	86,901	—	86,901	—	70,449	—	70,449
Total assets at fair value	$128,483	$86,901	$—	$215,384	$124,149	$70,449	$—	$194,598
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

In addition to assets and liabilities that are recorded at fair value on a recurring basis, Cintas records assets and liabilities at fair value on a nonrecurring basis as required under U.S. GAAP. The assets and liabilities measured at fair value on a nonrecurring basis primarily relate to assets and liabilities acquired in a business acquisition. See Note 9 entitled Acquisitions.

Note 5 - Earnings Per Share
Cintas uses the two-class method to calculate basic and diluted earnings per share as a result of outstanding participating securities in the form of restricted stock awards. The following tables set forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Cintas’ common shares:

	Three Months Ended		Nine Months Ended
Basic Earnings per Share (In thousands except per share data)	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023

Net income	$397,579	$325,827	$1,157,277	$1,001,809
Less: net income allocated to participating securities	1,543	1,351	4,486	4,155
Net income available to common shareholders	$396,036	$324,476	$1,152,791	$997,654
Basic weighted average common shares outstanding	101,477	101,714	101,681	101,589

Basic earnings per share	$3.90	$3.19	$11.34	$9.82

	Three Months Ended		Nine Months Ended
Diluted Earnings per Share (In thousands except per share data)	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023

Net income	$397,579	$325,827	$1,157,277	$1,001,809
Less: net income allocated to participating securities	1,543	1,351	4,486	4,155
Net income available to common shareholders	$396,036	$324,476	$1,152,791	$997,654
Basic weighted average common shares outstanding	101,477	101,714	101,681	101,589
Effect of dilutive securities – employee stock options	1,710	1,704	1,666	1,774
Diluted weighted average common shares outstanding	103,187	103,418	103,347	103,363

Diluted earnings per share	$3.84	$3.14	$11.15	$9.65

For both the three months ended February 29, 2024 and February 28, 2023, options granted to purchase 0.5 million shares of Cintas common stock were excluded from the computation of diluted earnings per share. For the nine months ended February 29, 2024 and February 28, 2023, options granted to purchase 0.4 million and 1.0 million shares of Cintas common stock, respectively, were excluded from the computation of diluted earnings per share. The exercise prices of these options were greater than the average market price of the common stock (anti-dilutive).

On July 27, 2021, Cintas announced that the Board of Directors authorized a $1.5 billion share buyback program, which does not have an expiration date. On July 26, 2022, Cintas announced that the Board of Directors authorized a new $1.0 billion share buyback program, which does not have an expiration date.

The following table summarizes the share buyback activity by program and period:

	Three Months Ended			Nine Months Ended
	February 29, 2024			February 29, 2024
Buyback Activity (In thousands except per share data)	Shares	Avg. Price per Share	Purchase Price	Shares	Avg. Price per Share	Purchase Price

July 27, 2021	—	$—	$—	658	$486.58	$320,266
July 26, 2022	—	—	—	—	—	—
	—	$—	$—	658	$486.58	$320,266

Shares acquired for taxes due (1)	74	$604.51	$45,018	277	$533.65	$147,880

Total repurchase of Cintas common stock			$45,018			$468,146

	Three Months Ended			Nine Months Ended
	February 28, 2023			February 28, 2023
Buyback Activity (In thousands except per share data)	Shares	Avg. Price per Share	Purchase Price	Shares	Avg. Price per Share	Purchase Price

July 27, 2021	—	$—	$—	544	$395.97	$215,434
July 26, 2022	—	—	—	—	—	—
	—	$—	$—	544	$395.97	$215,434

Shares acquired for taxes due (1)	49	$448.79	$22,235	375	$414.23	$155,483

Total repurchase of Cintas common stock			$22,235			$370,917
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

In addition to the share buyback activity presented above, Cintas acquired shares of Cintas common stock, via non-cash transactions, in connection with net-share settlements of option exercises. The following table summarizes Cintas' non-cash share buyback activity:

	Three Months Ended			Nine Months Ended
	February 29, 2024			February 29, 2024
(In thousands except per share data)	Shares	Avg. Price per Share	Non-Cash Value	Shares	Avg. Price per Share	Non-Cash Value

Non-cash transaction activity	58	$598.80	$34,723	244	$528.68	$129,023

	Three Months Ended			Nine Months Ended
	February 28, 2023			February 28, 2023
	Shares	Avg. Price per Share	Non-Cash Value	Shares	Avg. Price per Share	Non-Cash Value

Non-cash transaction activity	54	$445.60	$23,852	313	$419.78	$131,418

Note 6 - Goodwill, Service Contracts and Other Assets, Net
Changes in the carrying amount of goodwill and service contracts for the nine months ended February 29, 2024, by reportable operating segment and All Other, are as follows:

Goodwill (In thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Total

Balance as of June 1, 2023	$2,636,607	$292,868	$126,726	$3,056,201
Goodwill acquired	136,952	962	18,389	156,303
Foreign currency translation	(66)	(6)	—	(72)
Balance as of February 29, 2024	$2,773,493	$293,824	$145,115	$3,212,432

Service Contracts (In thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Total

Balance as of June 1, 2023	$310,030	$21,157	$15,387	$346,574
Service contracts acquired	25,429	290	3,696	29,415
Service contracts amortization	(33,373)	(3,941)	(2,893)	(40,207)
Foreign currency translation	70	11	—	81
Balance as of February 29, 2024	$302,156	$17,517	$16,190	$335,863

Information regarding Cintas’ service contracts and other assets, net is as follows:

	As of February 29, 2024			As of May 31, 2023
(In thousands)	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net

Service contracts	$1,034,141	$698,278	$335,863	$1,004,754	$658,180	$346,574

Capitalized contract costs (1)	$749,779	$488,954	$260,825	$665,705	$413,680	$252,025
Noncompete and consulting agreements and other	222,070	69,896	152,174	198,260	67,294	130,966
Total other assets, net	$971,849	$558,850	$412,999	$863,965	$480,974	$382,991
(1)    The current portion of capitalized contract costs, included in prepaid expenses and other current assets on the consolidated condensed balance sheets as of February 29, 2024 and May 31, 2023, is $94.3 million and $92.5 million, respectively.

Amortization expense for service contracts and other assets was $40.0 million and $37.8 million for the three months ended February 29, 2024 and February 28, 2023, respectively. For the nine months ended February 29, 2024 and February 28, 2023, amortization expense for service contracts and other assets was $117.9 million and $111.5 million, respectively. These expenses are recorded in selling and administrative expenses on the consolidated condensed statements of income. As of February 29, 2024, the estimated future amortization expense for service contracts and other assets, excluding any future acquisitions and commissions to be earned, is as follows:

Fiscal Year (In thousands)

2024 (remaining three months)	$40,005
2025	149,298
2026	128,040
2027	104,762
2028	80,283
Thereafter	200,916
Total future amortization expense	$703,304

Note 7 - Debt, Derivatives and Hedging Activities
Cintas' outstanding debt is summarized as follows:

(In thousands)	Interest Rate	Fiscal Year Issued	Fiscal Year Maturity	February 29, 2024	May 31, 2023

Debt due after one year
Senior notes (1)	3.11%	2015	2025	$50,378	$50,630
Senior notes	3.45%	2022	2025	400,000	400,000
Senior notes	3.70%	2017	2027	1,000,000	1,000,000
Senior notes	4.00%	2022	2032	800,000	800,000
Senior notes	6.15%	2007	2037	236,550	250,000
Debt issuance costs				(12,020)	(14,225)
Total debt due after one year				$2,474,908	$2,486,405
(1)Cintas assumed these senior notes with the acquisition of G&K Services, Inc. (G&K) in the fourth quarter of fiscal 2017, and they were recorded at fair value. The interest rate shown above is the effective interest rate. The principal amount of these senior notes is $50.0 million with a stated interest rate of 3.88%.

Cintas' senior notes, excluding the G&K senior notes assumed with the acquisition of G&K in fiscal 2017, are recorded at cost, net of debt issuance costs. The fair value of the long-term debt is estimated using Level 2 inputs based on observable market prices. The carrying value and fair value of Cintas' debt as of February 29, 2024 were $2,486.6 million and $2,410.8 million, respectively, and as of May 31, 2023 were $2,500.0 million and $2,443.8 million, respectively. During the nine months ended February 29, 2024, Cintas repurchased, and subsequently retired, $13.5 million of its 6.15%, 30-year senior notes. In conjunction with these transactions Cintas recognized a loss of $0.9 million, which is recorded in interest expense on the consolidated condensed statement of income for the nine months ended February 29, 2024. During the nine months ended February 28, 2023, Cintas paid $62.2 million, net of commercial paper.

The credit agreement that supports our commercial paper program has capacity under the revolving credit facility of $2.0 billion. The credit agreement has an accordion feature that provides Cintas the ability to request increases to the borrowing commitments under the revolving credit facility of up to $500.0 million in the aggregate, subject to customary conditions. The maturity date of the revolving credit facility is March 23, 2027. As of both February 29, 2024 and May 31 2023, there was no commercial paper outstanding and no borrowings on our revolving credit facility.

Cintas uses interest rate locks to manage its overall interest expense as interest rate locks effectively change the interest rate of specific debt issuances. The interest rate locks are entered into to protect against unfavorable movements in the benchmark treasury rate related to forecasted debt issuances. Cintas used interest rate locks, which represent cash flow hedges, to hedge against movements in the treasury rates at the time Cintas issued its senior notes in fiscal 2007, fiscal 2017 and fiscal 2022. The amortization of the interest rate locks resulted in a decrease to other comprehensive income (loss) of $1.5 million for both the three months ended February 29, 2024 and February 28, 2023. For the nine months ended February 29, 2024 and February 28, 2023, the amortization of the interest rate locks resulted in a decrease to other comprehensive income (loss) of $4.5 million and $4.6 million, respectively.

During fiscal 2022 and fiscal 2020, Cintas entered into interest rate lock agreements for forecasted debt issuances. The aggregate notional value of outstanding cash flow hedges was $500.0 million at both February 29, 2024 and May 31, 2023. The fair values of the outstanding interest rate locks, for forecasted debt issuances, are summarized as follows:

	February 29, 2024	May 31, 2023
Fiscal Year of Issuance (In thousands)	Other assets, net	Other assets, net

2022	$52,867	$44,803
2020	$34,034	$25,646

The changes in fair value of the interest rate locks are recorded in other comprehensive income (loss), net of tax. These interest rate locks had no impact on net income or cash flows for the three and nine months ended February 29, 2024 or February 28, 2023.

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

Note 8 - Income Taxes
In the normal course of business, Cintas provides for uncertain tax positions and the related interest and adjusts its unrecognized tax benefits and accrued interest accordingly. As of February 29, 2024 and May 31, 2023, recorded unrecognized tax benefits were $27.9 million and $29.3 million, respectively, and are included in long-term accrued liabilities on the consolidated condensed balance sheets.

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

All U.S. federal income tax returns are closed to audit through fiscal 2019. Cintas is currently in various audits in certain foreign jurisdictions and certain domestic states. The years under foreign and domestic state audits cover fiscal years back to 2018. Based on the status and resolution of the various audits and other potential regulatory developments, it is expected that the balance of unrecognized tax benefits will not materially change for the fiscal year ending May 31, 2024.

Cintas’ effective tax rate was 19.9% and 22.1% for the three months ended February 29, 2024 and February 28, 2023, respectively. For the nine months ended February 29, 2024 and February 28, 2023, Cintas' effective tax rate was 20.0% and 19.7%, respectively. The effective tax rate for both periods was impacted by certain discrete items (primarily the tax accounting for stock-based compensation).

Note 9 - Acquisitions
The purchase price paid for each acquisition has been allocated to the fair value of the assets acquired and liabilities assumed. Cintas acquired the following number of individually immaterial businesses by reportable operating segment and All Other during the nine months ended:

	February 29, 2024	February 28, 2023

Uniform Rental and Facility Services	7	3
First Aid and Safety Services	1	4
All Other	8	8
The following summarizes the aggregate purchase price and fair value allocations for all businesses acquired during the nine months ended:

(In thousands)	February 29, 2024	February 28, 2023

Fair value of tangible assets acquired	$14,350	$5,506
Fair value of service contracts acquired	28,860	8,448
Fair value of other intangibles acquired	5,278	1,062
Net goodwill recognized	155,653	20,793
Total fair value of assets acquired	204,141	35,809
Total fair value of liabilities assumed	(19,113)	(2,826)
Total consideration for acquisitions, net of cash acquired	$185,028	$32,983
Cintas is required to provide additional disclosures about fair value measurements as part of the consolidated condensed financial statements for each major category of assets and liabilities measured at fair value on a nonrecurring basis (including business combinations). The working capital assets and liabilities, as well as the property and equipment acquired, were valued using Level 2 inputs which included data points that are observable, such as definitive sales agreements, appraisals or established market values of comparable assets (market approach). Goodwill and separately identifiable intangible assets were valued using Level 3 inputs, which are unobservable by nature, and included internal estimates of future cash flows (income approach). The results of operations of the acquisition are included in Cintas' consolidated statements of income subsequent to the date of acquisition and are not material to the consolidated condensed financial statements.

Note 10 - Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income (loss), net of tax:

(In thousands)	Foreign Currency	Unrealized Income on Interest Rate Locks	Other	Total

Balance at June 1, 2023	$(17,001)	$96,714	$(1,935)	$77,778
Other comprehensive income before reclassifications	2,634	8,199	—	10,833
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,442)	—	(1,442)
Net current period other comprehensive income	2,634	6,757	—	9,391
Balance at August 31, 2023	(14,367)	103,471	(1,935)	87,169
Other comprehensive (loss) income before reclassifications	(1,813)	9,099	379	7,665
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,495)	—	(1,495)
Net current period other comprehensive (loss) income	(1,813)	7,604	379	6,170
Balance at November 30, 2023	(16,180)	111,075	(1,556)	93,339
Other comprehensive loss before reclassifications	(450)	(5,042)	—	(5,492)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,524)	—	(1,524)
Net current period other comprehensive loss	(450)	(6,566)	—	(7,016)
Balance at February 29, 2024	$(16,630)	$104,509	$(1,556)	$86,323

(In thousands)	Foreign Currency	Unrealized Income on Interest Rate Locks	Other	Total

Balance at June 1, 2022	$17,006	$92,688	$(1,777)	$107,917
Other comprehensive (loss) income before reclassifications	(19,206)	934	—	(18,272)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,521)	—	(1,521)
Net current period other comprehensive loss	(19,206)	(587)	—	(19,793)
Balance at August 31, 2022	(2,200)	92,101	(1,777)	88,124
Other comprehensive (loss) income before reclassifications	(9,901)	7,394	—	(2,507)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,521)	—	(1,521)
Net current period other comprehensive (loss) income	(9,901)	5,873	—	(4,028)
Balance at November 30, 2022	(12,101)	97,974	(1,777)	84,096
Other comprehensive (loss) income before reclassifications	(7,972)	1,501	—	(6,471)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,521)	—	(1,521)
Net current period other comprehensive loss	(7,972)	(20)	—	(7,992)
Balance at February 28, 2023	$(20,073)	$97,954	$(1,777)	$76,104

The following table summarizes the reclassifications out of accumulated other comprehensive income (loss):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line in the Consolidated Condensed Statements of Income
	Three Months Ended		Nine Months Ended
(In thousands)	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023

Amortization of interest rate locks	$2,037	$2,033	$5,964	$6,100	Interest expense
Tax expense	(513)	(512)	(1,503)	(1,537)	Income taxes
Amortization of interest rate locks, net of tax	$1,524	$1,521	$4,461	$4,563

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

(In thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Corporate (1)	Total

For the three months ended February 29, 2024
Revenue	$1,876,642	$262,602	$266,929	$—	$2,406,173
Income (loss) before income taxes	$420,407	$57,717	$42,676	$(24,600)	$496,200

For the three months ended February 28, 2023
Revenue	$1,716,165	$231,605	$242,216	$—	$2,189,986
Income (loss) before income taxes	$359,995	$47,271	$39,546	$(28,446)	$418,366

As of and for the nine months ended February 29, 2024
Revenue	$5,554,009	$789,696	$781,975	$—	$7,125,680
Income (loss) before income taxes	$1,226,547	$175,828	$118,664	$(74,543)	$1,446,496
Total assets	$7,503,038	$745,633	$602,096	$128,108	$8,978,875

As of and for the nine months ended February 28, 2023
Revenue	$5,123,924	$701,740	$705,634	$—	$6,531,298
Income (loss) before income taxes	$1,093,861	$133,612	$104,393	$(84,587)	$1,247,279
Total assets	$7,150,227	$694,777	$532,434	$88,563	$8,466,001
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

The Company is a defendant in a purported class action lawsuit, City of Laurel, Mississippi v. Cintas Corporation No. 2, filed on March 12, 2021. This is a contract dispute whereby plaintiffs allege that Cintas breached its contracts with participating public agencies and seek, among other things, contract-based damages. In March 2024, and subsequent to the consolidated condensed balance sheet date, an agreement in principle was reached with the plaintiff which would require a one-time monetary payment related to the contract dispute of $45.0 million, which was accrued for and included in accrued liabilities on the consolidated condensed balance sheet at February 29, 2024. The amount accrued for this matter did not have a material impact on the consolidated condensed statements of income for any period presented. The Company will also make certain future investments such as people and technology. These future investments will not be material to the Company. The tentative settlement remains subject to confirmatory discovery and approval of the U.S. District Court for the District of Nevada, however, we do not anticipate any material changes in the amounts reflected in the consolidated condensed financial statements.

The Company, the Board of Directors, Scott Farmer (Executive Chairman) and the Investment Policy Committee are defendants in a purported class action, filed on December 13, 2019, pending in the U.S. District Court for the Southern District of Ohio alleging violations of The Employee Retirement Income Security Act of 1974 (ERISA). The lawsuit asserts that the defendants improperly managed the costs of the employee retirement plan, breached their fiduciary duties in failing to investigate and select lower cost alternative funds and failed to monitor and control the employee retirement plan’s recordkeeping costs. In November 2023, an agreement in principle was reached with the plaintiffs, which would require a payment of an immaterial amount that would be covered by the Company's insurance. The settlement remains subject to approval of the U.S. District Court for the Southern District of Ohio.

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

Results of Operations
Cintas classifies its business into two reportable operating segments and places the remainder of its operating segments in an All Other category. Cintas’ two reportable operating segments are Uniform Rental and Facility Services and First Aid and Safety Services. The Uniform Rental and Facility Services reportable operating segment consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items. In addition to these rental items, restroom cleaning services and supplies and the sale of items from our catalogs to our customers on route are included within this reportable operating segment. The First Aid and Safety Services reportable operating segment consists of first aid and safety products and services. The remainder of Cintas’ business, which consists of the Fire Protection Services operating segment and the Uniform Direct Sale operating segment, is included in All Other. These operating segments consist of fire protection products and services and the direct sale of uniforms and related items. Cintas evaluates operating segment performance based on revenue and income before income taxes. Revenue and income before income taxes for the three and nine months ended February 29, 2024 and February 28, 2023, for the two reportable operating segments and All Other are presented in Note 11 entitled Segment Information of “Notes to Consolidated Condensed Financial Statements.”

Consolidated Results
Three Months Ended February 29, 2024 Compared to Three Months Ended February 28, 2023

Total revenue increased 9.9% to $2,406.2 million for the three months ended February 29, 2024, compared to $2,190.0 million for the three months ended February 28, 2023. The organic revenue growth rate, which adjusts for the impact of acquisitions, workday differences and foreign currency exchange rate fluctuations, was 7.7%. Revenue growth was positively impacted by 0.5% due to acquisitions and by 1.7% due to one more workday in the three months ended February 29, 2024 compared to the three months ended February 28, 2023.

Uniform Rental and Facility Services reportable operating segment revenue was $1,876.6 million for the three months ended February 29, 2024, compared to $1,716.2 million for the three months ended February 28, 2023, which was an increase of 9.4%. The organic revenue growth rate for this reportable operating segment was 7.1%. Revenue growth in the Uniform Rental and Facility Services reportable operating segment was positively impacted by 0.5% due to acquisitions, by 1.7% due to one more workday in the three months ended February 29, 2024 compared to the three months ended February 28, 2023, and by 0.1% due to foreign currency exchange rate fluctuations. Revenue growth was a result of new business, the penetration of additional products and services into existing customers and price increases, partially offset by lost business. New business growth resulted from an increase in the number and productivity of sales representatives.

Other revenue, consisting of revenue from the First Aid and Safety Services reportable operating segment and All Other, increased 11.8% for the three months ended February 29, 2024, compared to the three months ended February 28, 2023, from $473.8 million to $529.5 million. The organic revenue growth rate for other revenue was 9.5%. Revenue growth was positively impacted by 0.5% due to acquisitions and by 1.8% due to one more workday in the three months ended February 29, 2024 compared to the three months ended February 28, 2023.

Cost of uniform rental and facility services consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other ancillary items. Cost of uniform rental and facility services increased $52.2 million, or 5.8%, for the three months ended February 29, 2024, compared to the three months ended February 28, 2023. Cost of uniform rental and facility services improved as a percent of revenue, decreasing from 52.9% for the three months ended February 28, 2023, to 51.2% for the three months ended February 29, 2024. This improvement as a percent of revenue was primarily due to efficiency gains in energy usage, material cost amortization and improved leverage of fixed costs.

Cost of other consists primarily of cost of goods sold (predominantly first aid and safety products, personal protective equipment, uniforms, and fire protection products), delivery expenses and distribution expenses in the First Aid and Safety Services reportable operating segment and All Other. Cost of other increased $10.2 million, or 4.1%, for the three months ended February 29, 2024, compared to the three months ended February 28, 2023, primarily due to increased sales volume in each of the underlying operating segments. Cost of other improved as a percent of revenue, decreasing from 52.3% for three months ended February 28, 2023, to 48.7% for the three months ended February 29, 2024. The improvement in cost of sales as a percent of revenue was primarily due to favorable changes in the sales mix and sourcing and productivity initiatives in the First Aid and Safety Services reportable operating segment as well as improved leverage of fixed costs for both the First Aid and Safety Services reportable operating segment and All Other.

Selling and administrative expenses increased $79.8 million, or 13.6%, in the three months ended February 29, 2024, compared to the three months ended February 28, 2023. Selling and administrative expenses as a percent of revenue were 27.7% for the three months ended February 29, 2024, compared to 26.8% for the three months ended February 28, 2023. The change as a percent of revenue is primarily due to investing in additional selling resources, investing in our management trainee program, expanding our talent acquisition efforts for future growth, as well as costs associated with the tentative legal settlement discussed in Note 12 to the consolidated condensed financial statements. The costs associated with the tentative legal settlement discussed in Note 12 to the consolidated condensed financial statements were not material to the consolidated statements of income.

Operating income was $520.8 million, or 21.6% of revenue, for the three months ended February 29, 2024, compared to $446.8 million, or 20.4% of revenue, for the three months ended February 28, 2023. The improvement in operating income as a percent of revenue was primarily due to operating leverage from revenue growth, efficiency gains in energy usage and productivity initiatives, partially offset by the increase in selling and administrative expense noted above.

Net interest expense (interest expense less interest income) was $24.6 million for the three months ended February 29, 2024, compared to $28.4 million for the three months ended February 28, 2023. The decrease was primarily due to a reduction in the average amount of outstanding debt during the three months ended February 29, 2024 compared to the three months ended February 28, 2023.

Cintas’ effective tax rate was 19.9% and 22.1% for the three months ended February 29, 2024 and February 28, 2023, respectively. The effective tax rate in both periods was impacted by certain discrete items, primarily the tax accounting impact for stock-based compensation.

Net income was $397.6 million for the three months ended February 29, 2024, an increase of 22.0%, compared to the three months ended February 28, 2023. Diluted earnings per share were $3.84 for the three months ended February 29, 2024, which was an increase of 22.3% compared to the three months ended February 28, 2023. Diluted earnings per share increased primarily due to the increase in net income.

Uniform Rental and Facility Services Reportable Operating Segment
Three Months Ended February 29, 2024 Compared to Three Months Ended February 28, 2023

Uniform Rental and Facility Services reportable operating segment revenue was $1,876.6 million for the three months ended February 29, 2024 compared to $1,716.2 million for the three months ended February 28, 2023. The organic revenue growth rate for the reportable operating segment was 7.1%. The cost of uniform rental and facility services increased $52.2 million, or 5.8%. The reportable operating segment’s gross margin was $916.4 million. Gross margin as a percent of revenue was 48.8% for the three months ended February 29, 2024 compared to 47.1% for the three months ended February 28, 2023. The improvement in gross margin was primarily the result of efficiency gains in energy usage, material cost amortization, and improved leverage of fixed costs.

Selling and administrative expenses for the Uniform Rental and Facility Services reportable operating segment increased $47.8 million in the three months ended February 29, 2024 compared to the three months ended February 28, 2023. Selling and administrative expenses as a percent of revenue for the three months ended February 29, 2024 were 26.4% compared to the 26.1% in the three months ended February 28, 2023. The change as a percent of revenue was primarily due to investing in additional selling resources, investing in our management trainee program and expanding our talent acquisition efforts for future growth.

Income before income taxes increased $60.4 million, or 16.8%, for the Uniform Rental and Facility Services reportable operating segment for the three months ended February 29, 2024, compared to the three months ended February 28, 2023. Income before income taxes was 22.4% of the reportable operating segment's revenue compared to the three months ended February 28, 2023 of 21.0% of revenue. The improvement in income before income taxes was a result of the expansion in gross margin which was partially offset by the investments in selling and administrative expenses noted above.

First Aid and Safety Services Reportable Operating Segment
Three Months Ended February 29, 2024 Compared to Three Months Ended February 28, 2023

First Aid and Safety Services reportable operating segment revenue increased from $231.6 million to $262.6 million, or 13.4%, for the three months ended February 29, 2024, over the three months ended February 28, 2023. The organic revenue growth rate for the reportable operating segment was 11.5%. First Aid and Safety Services reportable operating segment revenue was positively impacted by 0.1% due to acquisitions and by 1.8% due to one more workday in the three months ended February 29, 2024 compared to the three months ended February 28, 2023. The increase in revenue was driven by many factors including new business sold by sales representatives, penetration of additional products and services into existing customers, price increases and strong customer retention.

Cost of first aid and safety services for the three months ended February 29, 2024, increased $2.7 million, or 2.4%, compared to the three months ended February 28, 2023. The gross margin as a percent of revenue was 56.3% for the three months ended February 29, 2024, compared to the gross margin as a percent of revenue of 51.6% in the three months ended February 28, 2023. The improvement in gross margin was primarily driven by favorable changes in the sales mix, sourcing and productivity initiatives, as well as improved leverage of fixed costs and a reduction in energy expense as a percent of revenue.
Selling and administrative expenses increased $17.9 million in the three months ended February 29, 2024, compared to the three months ended February 28, 2023. Selling and administrative expenses as a percent of revenue for the three months ended February 29, 2024 were 34.3%, compared to 31.1% in the third quarter of the prior fiscal year. The change as a percent of revenue was primarily due to investing in additional selling resources for future growth as well as an increase in inventory obsolescence reserves.

Income before income taxes for the First Aid and Safety Services reportable operating segment increased $10.4 million to $57.7 million for the three months ended February 29, 2024, compared to the three months ended February 28, 2023. Income before income taxes was 22.0% of the reportable operating segment’s revenue compared to the three months ended February 28, 2023 of 20.4%. The increase in income before income taxes was primarily due to the previously discussed improvements in gross margin, partially offset by the increase in selling and administrative expenses.

Consolidated Results
Nine Months Ended February 29, 2024 Compared to Nine Months Ended February 28, 2023

Total revenue increased 9.1% to $7,125.7 million for the nine months ended February 29, 2024, compared to $6,531.3 million for the nine months ended February 28, 2023. Total organic revenue growth was 8.2%. Organic growth adjusts for the impact of acquisitions, workday differences and foreign currency exchange rate fluctuations. Revenue growth was positively impacted by 0.3% due to acquisitions and by 0.6% due to one more workday in the nine months ended February 29, 2024 compared to the nine months ended February 28, 2023.

Uniform Rental and Facility Services reportable operating segment revenue was $5,554.0 million for the nine months ended February 29, 2024, compared to $5,123.9 million in the nine months ended February 28, 2023, which was an increase of 8.4%. Organic revenue growth for this reportable operating segment was 7.6%. Uniform Rental and Facility Services reportable operating segment revenue was positively impacted by 0.3% due to acquisitions, positively impacted by 0.6% due to one more workday in the nine months ended February 29, 2024 compared to the nine months ended February 28, 2023, and negatively impacted by 0.1% due to foreign currency exchange rate fluctuations. Revenue growth was a result of new business, the penetration of additional products and services into existing customers and price increases, partially offset by lost business. New business growth resulted from an increase in the number and productivity of sales representatives.

Other revenue, consisting of revenue from the First Aid and Safety Services reportable operating segment and All Other, was $1,571.7 million for the nine months ended February 29, 2024, compared to $1,407.4 million for the nine months ended February 28, 2023, which was an increase of 11.7%. Other revenue organic growth was 10.7%. Revenue growth was positively impacted by 0.4% due to acquisitions and by 0.6% due to one more workday in the nine months ended February 29, 2024 compared to the nine months ended February 28, 2023.

Cost of uniform rental and facility services consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other ancillary items. Cost of uniform rental and facility services increased $176.5 million, or 6.5%, for the nine months ended February 29, 2024, compared to the nine months ended February 28, 2023, primarily due to increased sales volume in each of the underlying operating segments. Cost of uniform rental and facility services improved as a percent of revenue, decreasing from 52.8% for the nine months ended February 28, 2023, to 51.9% for the nine months ended February 29, 2024. This improvement as a percent of revenue was primarily due to efficiency gains in energy usage and improved leverage of fixed costs.

Cost of other consists primarily of cost of goods sold (predominantly first aid and safety products, personal protective equipment, uniforms, and fire protection products), delivery expenses and distribution expenses in the First Aid and Safety Services reportable operating segment and All Other. Cost of other increased $31.5 million, or 4.2%, for the nine months ended February 29, 2024, compared to the nine months ended February 28, 2023. Cost of other improved as a percent of revenue, decreasing from 52.7% for nine months ended February 28, 2023, to 49.2% for the nine months ended February 29, 2024. The improvement in cost of sales as a percent of revenue was primarily due to favorable changes in the sales mix and sourcing and productivity initiatives in the First Aid and Safety Services reportable operating segment as well as improved leverage of fixed costs for both the First Aid and Safety Services reportable operating segment and All Other.

Selling and administrative expenses increased $197.2 million, or 11.3%, for the nine months ended February 29, 2024, compared to the nine months ended February 28, 2023. Selling and administrative expenses as a percent of revenue were 27.4% for the nine months ended February 29, 2024, compared to 26.8% for the nine months ended February 28, 2023. The change as a percent of revenue is primarily due to investing in additional selling resources, investing in our management trainee program, expanding our talent acquisition efforts for future growth, as well as the previously noted costs associated with the tentative legal settlement discussed in Note 12.

Operating income was $1,521.0 million, or 21.3% of revenue, for the nine months ended February 29, 2024, compared to $1,331.9 million, or 20.4% of revenue, for the nine months ended February 28, 2023. The change in operating income as a percent of revenue was due to the previously mentioned improvements in gross margin, partially offset by the increase in selling and administrative expenses noted above.

Net interest expense (interest expense less interest income) was $74.5 million for the nine months ended February 29, 2024, compared to $84.6 million for the nine months ended February 28, 2023. The change was primarily due to a decrease in the average amount of outstanding debt during the nine months ended February 29, 2024.

Cintas’ effective tax rate was 20.0% and 19.7% for the nine months ended February 29, 2024 and February 28, 2023, respectively. The effective tax rate in both periods was impacted by certain discrete items, primarily the tax accounting for stock-based compensation.

Net income for the nine months ended February 29, 2024, increased $155.5 million, or 15.5%, compared to the nine months ended February 28, 2023. Diluted earnings per share was $11.15 for the nine months ended February 29, 2024, which was an increase of 15.5% compared to the nine months ended February 28, 2023. Diluted earnings per share increased due to the increase in net income.

Uniform Rental and Facility Services Reportable Operating Segment
Nine Months Ended February 29, 2024 Compared to Nine Months Ended February 28, 2023

Uniform Rental and Facility Services reportable operating segment revenue increased 8.4% to $5,554.0 million for the nine months ended February 29, 2024, compared to $5,123.9 million for the nine months ended February 28, 2023. Organic revenue growth for this reportable operating segment was 7.6%. This increase in revenue was driven by many factors including new business sold by sales representatives, penetration of additional products and services into existing customers, price increases, and strong customer retention.

Cost of uniform rental and facility services increased $176.5 million, or 6.5%, for the nine months ended February 29, 2024 over the nine months ended February 28, 2023. The reportable operating segment’s gross margin was $2,672.0 million, or 48.1% of revenue, for the nine months ended February 29, 2024, compared to the gross margin of 47.2% for the nine months ended February 28, 2023. The improvement in gross margin was primarily the result of efficiency gains in energy usage and improved leverage of fixed costs.

Selling and administrative expenses for the Uniform Rental and Facility Services reportable operating segment increased $120.9 million, increasing as a percent of revenue for the nine months ended February 29, 2024 to 26.0%, compared to 25.9% for the nine months ended February 28, 2023. As a percent of revenue, expenses were largely consistent as compared to the nine months ended February 28, 2023.

Income before income taxes increased $132.7 million, or 12.1%, for the Uniform Rental and Facility Services reportable operating segment for the nine months ended February 29, 2024, compared to the nine months ended February 28, 2023. Income before income taxes was 22.1% of the reportable operating segment’s revenue, compared to 21.3% for the nine months ended February 28, 2023. The change as a percent of revenue was primarily a result of the improvement in gross margin.

First Aid and Safety Services Reportable Operating Segment
Nine Months Ended February 29, 2024 Compared to Nine Months Ended February 28, 2023

First Aid and Safety Services reportable operating segment revenue increased from $701.7 million to $789.7 million, or 12.5%, for the nine months ended February 29, 2024, over the nine months ended February 28, 2023. Organic revenue growth for this reportable operating segment was 11.8%. First Aid and Safety Services reportable operating segment revenue was positively impacted by 0.2% due to acquisitions, positively impacted by 0.6% due to one more workday in the nine months ended February 29, 2024 compared to the nine months ended February 28, 2023, and negatively impacted by 0.1% due to foreign currency exchange rate fluctuations. This increase in revenue was driven by many factors including new business sold by sales representatives, penetration of additional products and services into existing customers, price increases and strong customer retention.

Cost of first aid and safety services increased $3.8 million, or 1.1%, for the nine months ended February 29, 2024, from the nine months ended February 28, 2023, due to higher sales volume. The gross margin as a percent of revenue was 55.6% for the nine months ended February 29, 2024, which was an increase of 510 basis points compared to the gross margin as a percent of revenue of 50.5% in the nine months ended February 28, 2023. The improvement in gross margin was primarily driven by favorable changes in the sales mix, sourcing and productivity initiatives, as well as improved leverage of fixed costs and a reduction in energy expense as a percent of revenue.

Selling and administrative expenses increased $41.9 million, and increased as a percent of revenue to 33.3%, for the nine months ended February 29, 2024, compared to 31.5% for the nine months ended February 28, 2023. The change as a percent of revenue was largely due to investing in additional selling resources for future growth as well as an increase in inventory obsolescence reserves.

Income before income taxes for the First Aid and Safety Services reportable operating segment was $175.8 million for the nine months ended February 29, 2024, compared to $133.6 million for the nine months ended February 28, 2023. Income before income taxes, at 22.3% of the reportable operating segment’s revenue, increased 330 basis points compared to the nine months ended February 28, 2023 due to the improvements in gross margin, partially offset by increases selling and administrative expenses.

Liquidity and Capital Resources
The following is a summary of our cash flows and cash and cash equivalents as of and for the nine months ended:

(In thousands)	February 29, 2024	February 28, 2023

Net cash provided by operating activities	$1,386,741	$1,044,191
Net cash used in investing activities	$(503,278)	$(268,611)
Net cash used in financing activities	$(879,470)	$(774,593)

Cash and cash equivalents at the end of the period	$128,483	$88,563
Cash and cash equivalents as of February 29, 2024 and February 28, 2023, include $52.4 million and $40.4 million, respectively, that is located outside of the U.S.

Cash flows provided by operating activities have historically supplied us with a significant source of liquidity. We generally use these cash flows to fund most, if not all, of our operations and expansion activities and dividends on our common stock. We may also use cash flows provided by operating activities, as well as proceeds from long-term debt and short-term borrowings to fund growth and expansion opportunities, as well as other cash requirements such as the repurchase of our common stock and payment of long-term debt.

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

Net cash provided by operating activities was $1,386.7 million for the nine months ended February 29, 2024, compared to $1,044.2 million for the nine months ended February 28, 2023. The change from the prior fiscal year was primarily due to an increase in net income and favorable changes in working capital, specifically accounts receivable, inventories, net and uniforms and other rental items in service. These improvements were partially offset by unfavorable changes in working capital, specifically, accrued compensation and related liabilities and accounts payable.

Net cash used in investing activities includes capital expenditures, purchases of investments and cash paid for acquisitions of businesses. Capital expenditures were $307.6 million and $224.1 million for the nine months ended February 29, 2024 and February 28, 2023, respectively. Capital expenditures in the nine months ended February 29, 2024, included $197.2 million for the Uniform Rental and Facility Services reportable operating segment and $73.2 million for the First Aid and Safety Services reportable operating segment. The increase in capital expenditures during the nine months ended February 29, 2024, over the nine months ended February 28, 2023, was due to investments in the operating segments to support continued revenue growth, an increase in equipment purchases, primarily trucks, due to vendors clearing backlogged orders and spending associated with the SAP implementation in the Fire Protection Services operating segment, which is included in All Other. Cash paid for acquisitions of businesses was $185.0 million and $33.0 million for the nine months ended February 29, 2024 and

February 28, 2023, respectively. The acquisitions during both the nine months ended February 29, 2024 and February 28, 2023, occurred in our Uniform Rental and Facility Services reportable operating segment, our First Aid and Safety Services reportable operating segment and our Fire Protection operating segment, which is included in All Other. Net cash used in investing activities also includes $7.6 million and $4.6 million of purchases of investments during the nine months ended February 29, 2024 and February 28, 2023, respectively.

Net cash used in financing activities was $879.5 million and $774.6 million for the nine months ended February 29, 2024 and February 28, 2023, respectively. The increase in cash used in financing activities was due to the increase in share buyback activity and an increase in dividends paid. This increase was partially offset by a decrease in payments of debt and commercial paper in the nine months ended February 29, 2024.

On July 27, 2021, Cintas announced that the Board of Directors authorized a $1.5 billion share buyback program, which does not have an expiration date. On July 26, 2022, Cintas announced that the Board of Directors authorized a new $1.0 billion share buyback program, which does not have an expiration date. The following table summarizes the buyback activity by program for the nine months ended:

	February 29, 2024			February 28, 2023
Buyback Activity (In thousands except per share data)	Shares	Avg. Price per Share	Purchase Price	Shares	Avg. Price per Share	Purchase Price

July 27, 2021	658	$486.58	$320,266	544	$395.97	$215,434
July 26, 2022	—	—	—	—	—	—
	658	$486.58	$320,266	544	$395.97	$215,434

Shares acquired for taxes due (1)	277	$533.65	$147,880	375	$414.23	$155,483

Total repurchase of Cintas common stock			$468,146			$370,917
(1)Shares of Cintas common stock acquired for employee payroll taxes due on options exercised and vested restricted stock awards.

Our Board of Directors declared the following dividends:

Paid Dividends
Declaration Date (In millions except per share data)	Record Date	Payment Date	Dividend Per Share	Total Amount

Nine months ended February 29, 2024
April 11, 2023	May 15, 2023	June 15, 2023	$1.15	$117.6
July 25, 2023	August 15, 2023	September 15, 2023	1.35	138.2
October 24, 2023	November 15, 2023	December 15, 2023	1.35	137.5
			$3.85	$393.3

Nine months ended February 28, 2023
April 12, 2022	May 16, 2022	June 15, 2022	$0.95	$97.7
July 26, 2022	August 15, 2022	September 15, 2022	1.15	117.3
October 25, 2022	November 15, 2022	December 15, 2022	1.15	117.4
			$3.25	$332.4

Accrued Dividends

As of February 29, 2024
January 16, 2024 (1)	February 15, 2024	March 15, 2024	$1.35	$137.6

As of February 28, 2023
January 10, 2023 (1)	February 15, 2023	March 15, 2023	$1.15	$117.5
(1)The dividends declared during the three months ended February 29, 2024 and February 28, 2023 were included in current accrued liabilities on the consolidated condensed balance sheet at February 29, 2024 and February 28, 2023.

Any future dividend declarations, including the amount of any dividends, are at the discretion of the Board of Directors and dependent upon then-existing conditions, including the Company's consolidated operating results and consolidated financial condition, capital requirements, contractual restrictions, business prospects and other factors that the Board of Directors may deem relevant.

During the nine months ended February 29, 2024, Cintas repurchased, and subsequently retired, $13.5 million of its 6.15%, 30-year senior notes. During the nine months ended February 28, 2023, Cintas paid $62.2 million, net of commercial paper. The following table summarizes Cintas' outstanding debt:

(In thousands)	Interest Rate	Fiscal Year Issued	Fiscal Year Maturity	February 29, 2024	May 31, 2023

Debt due after one year
Senior notes (1)	3.11%	2015	2025	$50,378	$50,630
Senior notes	3.45%	2022	2025	400,000	400,000
Senior notes	3.70%	2017	2027	1,000,000	1,000,000
Senior notes	4.00%	2022	2032	800,000	800,000
Senior notes	6.15%	2007	2037	236,550	250,000
Debt issuance costs				(12,020)	(14,225)
Total debt due after one year				$2,474,908	$2,486,405
(1)Cintas assumed these senior notes with the acquisition of G&K Services, Inc. (G&K) in the fourth quarter of fiscal 2017, and they were recorded at fair value. The interest rate shown above is the effective interest rate. The principal amount of these senior notes is $50.0 million with a stated interest rate of 3.88%.
The credit agreement that supports our commercial paper program has a revolving credit facility with a capacity of $2.0 billion. The credit agreement has an accordion feature that provides Cintas the ability to request increases to the borrowing commitments under the revolving credit facility of up to $500.0 million in the aggregate, subject to customary conditions. The maturity date of the revolving credit facility is March 23, 2027. As of both February 29, 2024 and May 31, 2023, there was no commercial paper outstanding and no borrowings on our revolving credit facility.

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

Our access to the commercial paper and long-term debt markets has historically provided us with sources of liquidity. We do not anticipate having difficulty in obtaining financing from those markets in the future based on our favorable experiences in the debt markets in the recent past. Additionally, our ability to continue to access the commercial paper and long-term debt markets on favorable interest rate and other terms will depend, to a significant degree, on the ratings assigned by the credit rating agencies to our indebtedness. As of February 29, 2024, our ratings were as follows:

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

Financial and Nonfinancial Disclosure About Issuers and Guarantors of Cintas’ Senior Notes
Cintas Corporation No. 2 (Corp. 2) is the indirectly, wholly owned principal operating subsidiary of Cintas. Corp. 2 is the issuer of the $2,486.6 million aggregate principal amount of senior notes outstanding as of February 29, 2024, which are unconditionally guaranteed, jointly and severally, by Cintas Corporation and its wholly owned, direct and indirect domestic subsidiaries.

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

	Nine Months Ended
Summarized Consolidated Condensed Statements of Income (In thousands)	February 29, 2024	February 28, 2023

Net sales to unrelated parties	$6,740,255	$6,173,518
Net sales to non-guarantors	$10,800	$10,942
Operating income	$1,434,570	$1,295,304
Net income	$1,100,008	$975,010

Summarized Consolidated Condensed Balance Sheets (In thousands)	February 29, 2024	May 31, 2023

ASSETS
Receivables due from non-obligor subsidiaries	$9,497	$9,168
Total other current assets	$2,803,437	$2,738,095
Total other noncurrent assets	$5,550,550	$5,210,312

LIABILITIES
Amounts due to non-obligor subsidiaries	$44,488	$11,902
Current liabilities	$1,228,291	$1,183,511
Noncurrent liabilities	$3,413,623	$3,399,191

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

ITEM 4.
CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
With the participation of Cintas’ management, including Cintas’ President and Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, Cintas has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of February 29, 2024. Based on such evaluation, Cintas’ management, including Cintas’ President and Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, has concluded that Cintas’ disclosure controls and procedures were effective as of February 29, 2024, in ensuring (i) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is accumulated and communicated to Cintas’ management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting
There were no changes in Cintas’ internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended February 29, 2024, that have materially affected, or are reasonably likely to materially affect, Cintas' internal control over financial reporting.

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

ITEM 2.
UNREGISTERED SALES OF EQUITY SECURITIES,
USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Period (In millions, except share and per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan (1)	Maximum approximate dollar value of shares that may yet be purchased under the plan (1)

December 1 - 31, 2023 (2)	17,390	$590.75	—	$1,138.0
January 1 - 31, 2024 (3)	25,023	$595.98	—	$1,138.0
February 1 - 29, 2024 (4)	32,057	$618.63	—	$1,138.0
Total	74,470	$604.51	—	$1,138.0

(1)   On July 27, 2021, Cintas announced that the Board of Directors authorized a $1.5 billion share buyback program, which does not have an expiration date. From the inception of the July 27, 2021 share buyback program through February 29, 2024, Cintas has purchased a total of 3.4 million shares of Cintas common stock at an average price of $405.55 per share for a total purchase price of $1,362.0 million. On July 26, 2022, Cintas announced that the Board of Directors authorized a new $1.0 billion share buyback program, which does not have an expiration date. There were no share buybacks under the July 26, 2022 share buyback program through February 29, 2024.
(2)   During December 2023, Cintas acquired 17,390 shares of Cintas common stock in trade for employee payroll taxes due on options exercised and restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $590.75 per share for a total purchase price of $10.3 million.
(3)  During January 2024, Cintas acquired 25,023 shares of Cintas common stock in trade for employee payroll taxes due on options exercised and restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $595.98 per share for a total purchase price of $14.9 million.
(4)  During February 2024, Cintas acquired 32,057 shares of Cintas common stock in trade for employee payroll taxes due on options exercised and restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $618.63 per share for a total purchase price of $19.8 million.

ITEM 5.
OTHER INFORMATION

During the quarter ended February 29, 2024, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of Cintas adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

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
101
The following financial statements from Cintas' Quarterly Report on Form 10-Q for the period ended February 29, 2024, formatted in Inline XBRL: (i) Consolidated Condensed Statements of Income (unaudited), (ii) Consolidated Condensed Statements of Comprehensive Income (unaudited), (iii) Consolidated Condensed Balance Sheets (unaudited), (iv) Consolidated Condensed Statements of Shareholders' Equity (unaudited), (v) Consolidated Condensed Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Condensed Financial Statements, tagged as blocks of text and including detailed tags

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINTAS CORPORATION
(Registrant)

Date:	April 5, 2024	/s/	J. Michael Hansen

J. Michael Hansen
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)