Form 10-K
period 2024-05-31
CINTAS CORP
filed 2024-07-25
CIK 723254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	May 31, 2024
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-11399
Cintas Corporation
(Exact name of registrant as specified in its charter)

Washington	31-1188630
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

6800 Cintas Boulevard
P.O. Box 625737
Cincinnati,	Ohio	45262-5737
(Address of Principal Executive Offices)		(Zip Code)
Registrant's Telephone Number, Including Area Code: (513) 459-1200
Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, no par value	CTAS	The NASDAQ Stock Market LLC
(NASDAQ Global Select Market)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes ☑   No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐   No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑   No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).     Yes ☑   No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☑	Accelerated Filer	☐	Non-Accelerated Filer	☐
Smaller Reporting Company	☐	Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.762(b)) by the registered public accounting firm that prepared or issued is audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b) ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐   No ☑
The aggregate market value of the Registrant's Common Stock held by non-affiliates as of November 30, 2023, was $56,070,561,360 based on a closing sale price of $553.25 per share. As of June 30, 2024, 193,308,232 shares of the Registrant's Common Stock were issued and 100,768,931 shares were outstanding.
Documents Incorporated by Reference
Portions of the Registrant's Proxy Statement to be filed with the Commission for its 2024 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

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

The following table sets forth Cintas' total revenue and the revenue derived from each reportable operating segment and the remaining operating segments included in All Other for the fiscal years ended May 31:

(In thousands)	2024	2023	2022

Uniform Rental and Facility Services	$7,465,199	$6,897,130	$6,226,980
First Aid and Safety Services	1,067,334	951,496	832,458
All Other	1,064,082	967,143	795,021
Total Revenue	$9,596,615	$8,815,769	$7,854,459

Additional information regarding each reportable operating segment and All Other is also included in "Item 8. Financial Statements and Supplementary Data," in Note 14 entitled Operating Segment Information of "Notes to Consolidated Financial Statements."

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

Operations and Distribution
Within the Uniform Rental and Facility Services reportable operating segment, Cintas provides its products and services to customers via local delivery routes originating from rental processing plants and branches. Within the First Aid and Safety Services reportable operating segment and All Other, Cintas provides its products and services via its distribution network and local delivery routes or local representatives. At May 31, 2024, Cintas, in total, had approximately 11,700 local delivery routes, 467 operational facilities and 12 distribution centers.

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

Government Laws and Regulations
Cintas is subject to a wide array of laws, government regulations, including environmental regulations, and standards in each domestic and foreign jurisdiction in which it operates. In addition to Cintas’ U.S. operations, which generated over 90% of its consolidated revenue in all periods presented, Cintas also operates its business through wholly owned subsidiaries in foreign jurisdictions, primarily in Canada. Compliance with these laws, government regulations, including environmental regulations, and standards requires the dedication of time and effort of employee-partners as well as financial resources.

Compliance with environmental regulations and prioritizing our environmental sustainability efforts are important to us as a good corporate citizen. Our journey started in 1929 during the Great Depression when Doc and Amelia Farmer collected shop towels that had been disposed by manufacturing facilities along the Ohio River. They washed, recycled and sold the clean towels back to companies. Today, the majority of our total Company revenue comes from our Uniform Rental and Facility Services reportable operating segment. Most of these items are cleaned and processed in ways that extend their lifespan and, when not in use, are re-stocked for future customers to maximize their lifespan. Our laundering processes generate far less wastewater than home laundering. Water discharged into the environment is treated at our operating facilities and in accordance with local discharge standards and permits. Our lasting commitment to the environment and our communities is evident from our processes and innovation, which are designed to ensure that our operational facilities are operating efficiently. Cintas is subject to various environmental laws and regulations, as are other companies in the uniform rental industry. The primary federal statutes that apply to our activities in the U.S. are the Clean Air Act, the Clean Water Act and the Resource Conservation and Recovery Act. We are also subject to the Superfund Amendments and Reauthorization Act of 1986, which imposes certain reporting requirements as to emissions of hazardous substances into the air, land and water. While environmental compliance is not a material component of our costs, Cintas makes capital expenditures and associated operating costs, primarily for water treatment and waste removal, on a regular basis in order to comply with environmental laws and regulations, to promote employee-partner safety and to carry out its environmental sustainability principles. Environmental spending related to water treatment and waste removal was approximately $27.0 million in fiscal 2024, approximately $26.0 million in fiscal 2023 and approximately $22.0 million in fiscal 2022. Capital expenditures to limit or monitor hazardous substances totaled approximately $1.7 million in fiscal 2024, approximately $1.0 million in fiscal 2023 and approximately $0.2 million in fiscal 2022.

In addition, health and safety regulations have necessitated, and may continue to necessitate, increased operating costs or capital investments to promote a safe working environment. Cintas is also required to comply with increasingly complex and changing laws and regulations enacted to protect business and personal data in the U.S. and other jurisdictions regarding privacy, data protection and data security, including those related to the collection, storage, use, transmission and protection of personal information and other consumer, customer, vendor or employee data. With respect to the laws and regulations noted above, as well as other applicable laws and regulations, Cintas’ compliance programs may under certain circumstances involve material investments in the form of additional processes, training, personnel, information technology and capital. In fiscal 2024, compliance with the applicable laws, government regulations, including environmental regulations, and standards did not have a material effect on Cintas’ capital expenditures or consolidated results of operations. For a discussion of the risks associated with government regulations that may materially impact Cintas, please see “Item 1A: Risk Factors—Legal and Regulatory Risks.”

Communication
Cintas uses its corporate website, www.cintas.com, as a channel for routine distribution of important information, including news releases, analyst presentations and financial information and for complying with our disclosure obligations under Regulation FD. Cintas files with, or furnishes to, the Securities and Exchange Commission (SEC) Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports, as well as proxy statements and annual reports to shareholders, and, from time to time, other documents. The reports and other documents filed with or furnished to the SEC are available to investors on or through our corporate website free of charge as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. The SEC maintains an internet site located at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers, such as Cintas, that file electronically with the SEC. Cintas' SEC filings can be found on the Investor Relations page of its website at www.cintas.com/investors/financial-reports and its Code of Conduct and Business Ethics can be found under the Impact page of its website at www.cintas.com/company/esg. Cintas intends to post any amendments or waivers to its Code of Conduct and Business Ethics on its website within four business days after approval. These documents are available in print to any shareholder who requests a copy by writing or calling Cintas as set forth on the Investor Information page under the FAQs. The content on any website referred to in this Annual Report on Form 10-K is not incorporated herein by reference unless expressly noted.

Sustainability
In fiscal 2024, Cintas published its fourth annual sustainability report and reported on Cintas’ continued strategy of a Shared Drive for Better. The report included information on Cintas’ efforts in areas of climate and energy initiatives, water interactions, materials and waste, sustainable supply chain, diversity, equity and inclusion efforts, employee-partner development, safety and health strategy, human rights and labor rights positions and governance, ethics and integrity foundations. Cintas' most recent sustainability report can be found on our website at www.cintas.com/company/esg.
Human Capital
Cintas’ key human capital management objectives are to attract, retain and develop talent to deliver on the Company’s strategy. To support these objectives, Cintas’ human resources programs are designed to: keep people safe and healthy; enhance the Company’s culture through efforts aimed at making the workplace more inclusive; acquire and retain diverse talent; reward and support employee-partners through competitive pay and benefit programs; develop talent to prepare them for critical roles and leadership positions; and facilitate internal talent mobility to create a high-performing workforce. The principles and values our employee-partners share are the driving force behind all our accomplishments. At May 31, 2024, Cintas employed approximately 46,500 employee-partners in our global workforce, of which approximately 1,000 were represented by labor unions.

Our primary areas of focus in managing our human capital include the following:

Corporate Culture
We believe that our culture at Cintas is just as essential as our products and services. Our culture impacts the quality of the employee-partners we hire, the way we communicate and interact with our customers and each other and our performance standards. Our culture is the cornerstone representing our values, our behaviors, our way of working and how we approach our business, which is strong relationships and a dedication to taking care of one another and our customers. We operate according to the Cintas Code of Conduct and Business Ethics, available on our website www.cintas.com, which mandates full compliance with applicable laws and regulations and helps to preserve the integrity of our Company.

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

Health and Safety
We aspire to achieve zero workplace injuries and collisions and provide a safe, open, healthy and accountable work environment for our employee-partners. To align with internationally recognized standards, we have implemented an occupational health and safety management system in accordance with the Occupational Safety and Health Administration (OSHA) that is modeled after the International Organization for Standardization (ISO) 45001 and OSHA Voluntary Protection Program (VPP). Employee-partners, contractors, vendors and visitors are all covered by the system, which focuses on hazard prevention, training, management commitment and worker involvement. We are also committed to continuously improving performance through our Health and Safety Improvement Committees in every operation, while corporate health and safety employee-partners conduct annual reviews of our operations. Additionally, every year our employee-partners receive online, on-the-job and classroom training on over 50 health and safety topics, and all maintenance staff must complete our award-winning Maintenance Safety Certification process. Every Cintas driver completes monthly driver safety training courses and/or on-the-road skills evaluations. All production-related managers attend OSHA’s 10-hour Safety Improvement course, and each member of our Senior Management team takes the Management and Leadership Skills for Environmental Health and Safety Professionals Course, part of the Harvard T.H. Chan School of Public Health safety and health curriculum. In addition, we provide several channels for all employee-partners to speak up, ask for guidance and report concerns related to ethics or safety violations, and we seek to address those concerns and take appropriate actions to uphold our Cintas values and health and safety culture. Through these efforts, Cintas has reduced our recordable injury rate by over 80% since 2008, has been awarded 128 OSHA Star sites in the VPP, which is more than triple any other company in the U.S. and has received numerous safety, health and ergonomics awards from national and international groups.

Employee-Partner Wellness
We are committed to the physical and mental health and wellness of our employee-partners. We provide our employee-partners and their families with access to a variety of health and wellness programs, including our long-running Live Well program that supports employee-partners on their health and wellness journeys. We provide free annual biometric screening and health assessments at work or offsite, annual free flu shots, a tobacco cessation program, weight management programs and an employee-partner assistance program, which offers advice on mental health, legal and financial issues.

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

Compensation Programs and Employee Benefits
Our compensation and benefits programs provide a total rewards package designed to attract, retain and motivate our employee-partners. In addition to competitive base salaries, the total rewards package (which may vary by position and country) includes, among other items, commissions, bonuses, long-term incentives, retirement savings plans, medical insurance, prescription drug benefits, dental insurance, vision insurance, accident and critical illness insurance, life and disability insurance, health savings accounts, flexible spending accounts and an employee-partner assistance program.

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

This Annual Report on Form 10-K contains forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements. Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “predicts,” “projects,” “plans,” “expects,” “intends,” “target,” “forecast,” “believes,” “seeks,” “could,” “should,” “may” and “will” or the negative versions thereof and similar words, terms and expressions and by the context in which they are used. Such statements are based upon current expectations of Cintas and speak only as of the date made. You should not place undue reliance on any forward-looking statement. We cannot guarantee that any forward-looking statement will be realized. These statements are subject to various risks, uncertainties, potentially inaccurate assumptions and other factors that could cause actual results to differ from those set forth in or implied by this Annual Report. Factors that might cause such a difference include, but are not limited to, the possibility of greater than anticipated operating costs including energy and fuel costs; lower sales volumes; loss of customers due to outsourcing trends; the performance and costs of integration of acquisitions; supply chain constraints and macroeconomic conditions, including inflationary pressures and higher interest rates; fluctuations in costs of materials and labor, including increased medical costs; costs and possible effects of union organizing activities; failure to comply with government regulations concerning employment discrimination, employee pay and benefits and employee health and safety; the effect on operations of exchange rate fluctuations, tariffs and other political, economic and regulatory risks; uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation; our ability to meet our aspirations relating to environmental, social and governance (ESG) opportunities, improvements and efficiencies; the cost, results and ongoing assessment of internal controls for financial reporting; the effect of new accounting pronouncements; risk associated with cybersecurity threats, including disruptions caused by the inaccessibility of computer systems data and cybersecurity risk management; the initiation or outcome of litigation, investigations or other proceedings; higher assumed sourcing or distribution costs of products; the disruption of operations from catastrophic or extraordinary events including global health pandemics; the amount and timing of repurchases of our common stock, if any; changes in global tax and labor laws; and the reactions of competitors in terms of price and service. Cintas undertakes no obligation to publicly release any revisions to any forward-looking statements or to otherwise update any forward-looking statements whether as a result of new information or to reflect events, circumstances or any other unanticipated developments arising after the date on which such statements are made, except otherwise as required by law. These risks and uncertainties include, but are not limited to, those described in this section and elsewhere in this report and may also be described from time to time in our future reports filed with the SEC. The risks and uncertainties described herein are not the only ones we may face. Additional risks and uncertainties presently not known to us or that we currently believe to be immaterial may also harm our business. Forward-looking and other statements in this Annual Report on Form 10-K regarding our greenhouse gas (GHG) reduction plans and other ESG aspirations are not an indication that these statements are necessarily material to investors or required to be disclosed in our filings with the SEC. In addition, historical, current and forward-looking GHG-related and/or ESG-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve and assumptions that are subject to change in the future.

Risks Relating to Business Strategy and Operations
Negative global economic factors may adversely affect our financial performance.
Negative economic conditions, in North America and our other markets, may adversely affect our financial performance. Higher levels of unemployment, inflation, recessionary conditions, geopolitical developments, tax rates and other changes in tax laws and other economic factors could adversely affect the demand for Cintas’ products and services. Increases in labor costs, including the cost to provide employee-partner related healthcare benefits, minimum wages, labor shortages or shortages of skilled labor, regulations regarding the classification of employees and/or their eligibility for overtime wages, higher material costs for items such as fabrics and textiles, the inability to obtain insurance coverage at cost-effective rates, higher interest rates, inflation, global health pandemics, higher tax rates and other changes in tax laws and other economic factors could increase our costs of rental uniforms and facility services, cost of other services and selling and administrative expenses. As a result, these factors could adversely affect our revenue and consolidated results of operations.

Increased competition could adversely affect our consolidated results of operations.
We operate in highly competitive industries and compete with national, regional and local providers. Product, design, price, quality, service and convenience to the customer are the competitive elements in these industries. If existing or future competitors seek to gain or retain market share by reducing prices, Cintas may be required to lower prices, which would adversely affect our consolidated results of operations. Cintas' competitors also generally compete with Cintas for acquisition candidates, which can increase the price for acquisitions and reduce the number of available acquisition candidates. In addition, our customers and prospects may decide to perform certain services in-house instead of outsourcing these services to us. These competitive pressures could adversely affect our revenue and consolidated results of operations.

An inability to open new, cost-effective operating facilities may adversely affect our expansion efforts.
We plan to expand our presence in existing markets and enter new markets. The opening of new operating facilities is necessary to gain the capacity required for this expansion. Our ability to open new operating facilities depends on our ability to identify attractive locations, negotiate leases or real estate purchase agreements on acceptable terms, identify and obtain adequate utility and water sources and comply with environmental regulations, zoning laws and other similar factors. Any inability to effectively identify and manage these items may adversely affect our expansion efforts, and consequently, adversely affect our consolidated results of operations.

Risks associated with our acquisition practice could adversely affect our consolidated results of operations.
Historically, a portion of our growth has come from acquisitions. We continue to evaluate opportunities for acquiring businesses that may supplement our internal growth. However, there can be no assurance that we will be able to identify and purchase suitable acquisitions. In addition, the success of any acquisition, including the ability to realize anticipated cost synergies, depends in part on our ability to integrate the acquired company. The process of integrating acquired businesses may involve unforeseen difficulties and may require a disproportionate amount of our management's attention and our financial and other resources. If management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, we may not be able to realize anticipated cost synergies resulting from acquisitions and our business could suffer. Although we conduct due diligence investigations prior to each acquisition, there can be no assurance that we will discover or adequately protect against all material liabilities of an acquired business for which we may be responsible as a successor owner or operator. The failure to identify suitable acquisitions and successfully integrate these acquired businesses, or to discover liabilities associated with such businesses in the diligence process, could adversely affect our consolidated results of operations.

Risks associated with the suppliers from whom our products are sourced could adversely affect our consolidated results of operations.
The products we sell are sourced from a wide variety of domestic and international suppliers. Global sourcing of many of the products we sell is an important factor in our financial performance. We require all our suppliers to comply with applicable laws, including labor and environmental laws, and otherwise be certified as meeting our required supplier standards of conduct. Our ability to find qualified suppliers who meet our standards, and to access products in a timely and efficient manner, is a significant challenge, especially with respect to suppliers located and goods sourced outside the U.S. Political and economic stability in the countries in which foreign suppliers are located, the financial stability of suppliers, suppliers' failure to meet our supplier standards, labor problems experienced by our suppliers, the availability of raw materials to suppliers, currency exchange rates, transport availability and cost, inflation and other factors relating to the suppliers and the countries in which they are located are beyond our control. In addition, U.S. and foreign trade policies, tariffs and other impositions on imported goods, trade sanctions imposed on certain countries, the limitation on the importation of certain types of goods or of goods containing certain materials from other countries and other factors relating to foreign trade are beyond our control. These and other factors, including the potential negative impact of global health pandemics affecting our suppliers and our access to products could adversely affect our consolidated results of operations.

We rely extensively on information technology systems, including third-party systems, to process transactions, maintain information and manage our businesses. Disruptions in the availability of any internal or external information technology systems due to implementation of a new system or otherwise, or privacy breaches involving information technology systems, could impact our ability to service our customers and adversely affect our revenue, consolidated results of operations and reputation and expose us to litigation risk.
Our businesses rely on various information technology systems, including third-party systems, to provide customer information, process customer transactions and provide other general information necessary to manage our businesses. Our information technology systems are subject to damage or interruption due to cybersecurity attacks, system conversions, power outages, computer or telecommunication failures, catastrophic events such as fires, tornadoes and hurricanes and usage errors by our employees. Although we have an active disaster recovery plan in place that is frequently reviewed and tested, and we believe that we have adopted appropriate measures to mitigate potential risks to our technology and our operations from these information technology-related and other potential disruptions, given the unpredictability of the timing, nature and scope of such disruptions, we could potentially be subject to production downtimes, operational delays and interruptions in our ability to provide products and services to our customers. Any disruption caused by the unavailability of our information technology systems could adversely affect our revenue, could require us to make a significant investment to fix or replace them and, therefore, could adversely affect our consolidated results of operations.

Cyber-security attacks are evolving, and cybercriminals have increasingly demonstrated advanced capabilities, such as zero-day vulnerabilities and rapid integration of new technology such as generative artificial intelligence. Cyber-security attacks may include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and corruption of data. Our response to cybersecurity incidents, and our investments in our technology and our controls, processes and practices related to cybersecurity incidents and risks from cybersecurity threats, may not be sufficient to shield us from significant losses or liability. Given the increasing sophistication of bad actors and complexity of the techniques used to obtain unauthorized access or disable systems, a cybersecurity breach or attack could potentially persist for an extended period of time before being detected. As a result, we may not be able to anticipate the attack or respond adequately or timely, and the extent of a particular cybersecurity incident, and the steps that we may need to take to investigate the incident, may not be immediately clear. It could take a significant amount of time before an investigation can be completed and full, reliable information about the incident becomes known. During an investigation, it is possible we may not necessarily know the extent of the harm or how to remediate it, which could further adversely impact us. In addition, new regulations could result in us being required to disclose information about a material cybersecurity incident before it has been mitigated or resolved, or even fully investigated.

We have experienced cybersecurity incidents in the past, but none of these incidents, individually or in the aggregate, have had a material adverse effect on our business or results of operations. If the network of security controls, policy enforcement mechanisms and monitoring systems to address these threats to our technology fails, or we are unable to successfully address cybersecurity incidents or the risks from cybersecurity threats, we could experience production downtimes, operational delays and interruptions in our ability to provide products and services to our customers, the compromising of confidential or otherwise protected Company, customer, or employee information, destruction or corruption of data, security breaches, or other manipulation or improper use of our systems and networks which could result in financial losses from remedial actions, loss of business or potential liability and damage to our reputation.

In addition, we rely on software applications, enterprise cloud storage systems and cloud computing services provided by third-party vendors for certain information technology services, including our SAP enterprise system, payroll data, risk management data and lease data. If these third-party vendors, as well as our suppliers and other vendors, experience service interruptions or damage, security breaches, cyber-attacks, computer viruses, ransomware or other similar events or intrusions, our business and our consolidated results of operations may be adversely affected.

The world has experienced an exponential level of growth in the availability of potential applications of artificial intelligence (AI). AI could disrupt certain aspects of our business and evolve use of technology in ways that are not yet known. If we are not able to adapt and effectively incorporate potential advantages of AI in our business, it may negatively impact our ability to compete. On the other hand, if we are not able to effectively manage the risks of AI, including the potential for poor or inconsistent quality, privacy concerns, risks related to automated decision-making, and the potential for exposure of confidential and/or propriety information, we may suffer harm to our consolidated results of operations and reputation.

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

We may experience difficulties in attracting and retaining competent personnel in key positions. Failure to preserve positive labor relationships with our employee-partners could adversely affect our consolidated results of operations.
We believe that a key component of our success is our corporate culture, which has been imparted by management throughout our corporate organization. Our corporate culture, along with our entire operation, depends on our ability to attract, develop and retain key employee-partners. Competitive pressures and labor shortages within and outside our industry may make it more difficult and expensive for us to attract and retain key employee-partners which could adversely affect our businesses.

We believe we have positive labor relationships with our employee-partners. However, factors such as difficulty to attract key employees, reduced employee engagement, third-party organizational efforts and increased employee-partner turnover could adversely affect our labor relationships with our employee-partners. A failure to preserve positive labor relationships with our employee-partners and could adversely affect our consolidated financial condition and consolidated results of operations.

Unexpected events could negatively impact our business and adversely affect our consolidated results of operations.
Unexpected events, including fires or explosions at facilities, severe weather conditions and natural disasters such as hurricanes, fires, floods, droughts and tornadoes (including those caused by climate change), geopolitical conflicts, war or terrorist activities, unplanned outages, global health pandemics, supply disruptions, failure of equipment or systems or changes in laws and/or regulations impacting our businesses, could adversely affect our consolidated results of operations. Any of these events could result in customer disruption, physical damage to one or more key operating facilities, the temporary closure of one or more key operating facilities or the temporary disruption of information systems. In addition, negative publicity related to such unexpected events, whether warranted or not, may impact brand image perception and could adversely affect our consolidated results of operations.

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
The price of fuel and energy needed to run our vehicles and equipment is unpredictable and fluctuates based on events outside of our control, including geopolitical developments, supply and demand fluctuations for fuel and other energy related products, actions by energy producers, war and unrest in oil producing countries, regional production patterns, limits on refining capacities, natural disasters, environmental concerns including the impact of legislative and regulatory efforts to limit GHG emissions and global health pandemics. Increases in fuel and energy costs could adversely affect our consolidated financial condition and consolidated results of operations.

Fluctuations in foreign currency exchange could adversely affect our consolidated financial condition and consolidated results of operations.
We earn revenue, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar, primarily the Canadian dollar. In fiscal years 2024, 2023 and 2022, revenue denominated in currencies other than the U.S. dollar represented less than 10% of our consolidated revenue. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenue and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, fluctuations in the value of the U.S. dollar against other major currencies, particularly in the event of significant increases in foreign currency revenue, will impact our revenue and operating income and the value of consolidated balance sheet items denominated in foreign currencies. This impact could adversely affect our consolidated financial condition and consolidated results of operations.

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
Our operating cash flows, combined with access to the credit markets, provide us with significant discretionary funding capacity. Our access to the credit markets will depend on a variety of factors, such as prevailing economic and credit market conditions, the general availability of credit, the overall availability of credit to our industry, our credit ratings and credit capacity and perceptions of our financial prospects. For example, in the event that the ratings of our commercial paper or our outstanding long-term debt issues were substantially lowered or withdrawn for any reason, or if the ratings assigned to any new issue of long-term debt securities were significantly lowered, particularly if we no longer had investment grade ratings, our ability to access the debt markets may be adversely affected. In addition, deterioration in the global credit markets may limit our ability to access credit markets, which could adversely affect our liquidity and/or increase our cost of borrowing. In addition, credit market deterioration and its actual or perceived effects on our results of operations and financial condition, along with deterioration in general economic conditions, may increase the likelihood that the major independent credit agencies will downgrade our credit ratings, which could increase our cost of borrowing. Increases in our cost of borrowing could adversely affect our consolidated results of operations.

Legal and Regulatory Risks
Failure to comply with federal and state regulations to which we are subject could result in penalties or costs that could adversely affect our consolidated results of operations.
Our business is subject to complex and stringent state and federal regulations, including employment laws and regulations, minimum wage requirements, overtime requirements, working condition requirements, citizenship requirements, transportation laws and regulations, ESG-related regulations, cybersecurity laws and regulations, data privacy and protection laws and regulations, environmental regulations, and other laws and regulations. In particular, we are subject to the regulations promulgated by the U.S. Department of Transportation (USDOT) and under the Occupational Safety and Health Act of 1970, as amended (OSHA Act). We have incurred, and will continue to incur, capital and operating expenditures and other costs in the ordinary course of our business in complying with the USDOT regulations, the OSHA Act and other laws and regulations to which we are subject. Changes in laws, regulations and the related interpretations, including any laws or regulations that may be enacted by the current U.S. presidential administration and Congress, may alter the landscape in which we do business and may affect our costs of doing business. The impact of new laws and regulations cannot be predicted. Compliance with new laws and regulations may increase our operating costs or require significant capital expenditures. Any failure to comply with applicable laws or regulations could result in substantial fines by government authorities, payment of damages to private litigants, or possible revocation of our authority to conduct our operations, which could adversely affect our ability to service customers and our consolidated results of operations. In addition, we expect there will likely be increasing levels of regulation, disclosure-related and otherwise, with respect to ESG matters, and increased regulation will likely lead to increased compliance costs as well as scrutiny that could heighten all of the risks identified in this risk factor.

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
Our operating locations are subject to environmental laws and regulations relating to the protection of the environment and health and safety matters, including those governing discharges of pollutants to the air and water, the management and disposal of hazardous substances and wastes and the clean-up of contaminated sites. The operation of our businesses entails risks under environmental laws and regulations. We could incur significant costs, including clean-up costs, fines and sanctions and claims by third parties for property damage and personal injury, as a result of violations of or liabilities under these laws and regulations. We are currently involved in a limited number of remedial investigations and actions at various locations. While based on information currently known to us, we believe that we maintain adequate reserves with respect to these matters, our liability could exceed forecasted amounts, and the imposition of additional clean-up obligations or the discovery of additional contamination at these or other sites could result in significant additional costs which could adversely affect our consolidated results of operations. In addition, potentially significant expenditures could be required to comply with environmental laws and regulations, including requirements that may be adopted or imposed in the future.

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

Increasing scrutiny and evolving expectations from investors, customers, regulators, policymakers and other stakeholders regarding ESG matters may adversely affect our reputation or otherwise adversely impact our share price, demand for our securities and business and results of operations.
Companies across all industries are facing increasing scrutiny from stakeholders related to ESG matters, including practices and disclosures related to environmental stewardship; social responsibility; diversity, equity and inclusion; and workplace rights. The heightened and sometimes conflicting stakeholder focus on ESG issues related to our business requires the continuous monitoring of various and evolving laws, regulations, standards and expectations and the associated reporting requirements. As the nature, scope and complexity of ESG reporting, diligence and disclosure requirements expand, we may have to undertake additional costs to control, assess and report on ESG metrics. Any failure or perceived failure, whether or not valid, to pursue or fulfill our ESG aspirations, targets or objectives or to satisfy various ESG reporting standards within the timelines we announce, or at all, could result in adverse publicity, reputational harm, or loss of customer and/or investor confidence, which could adversely affect our business and consolidated results of operations. In addition, our share price and demand for our securities could be adversely affected.

In addition, our ability to achieve our ESG aspirations, including to achieve Net Zero GHG emissions by 2050, and to accurately and transparently report our progress presents numerous operational, financial, legal and other risks, and may be dependent on the actions of suppliers and other third parties, significant technological advancements with respect to the development and availability of reliable, affordable and sustainable alternative solutions, all of which are outside of our control. If we are unable to meet our ESG aspirations or evolving stakeholder expectations and industry standards, or if we are perceived to have not responded appropriately to the growing concern for ESG issues, our reputation could be negatively impacted. In addition, in recent years, investor advocacy groups and certain institutional investors have placed increasing importance on ESG matters. If, as a result of their assessment of our ESG practices, certain investors are unsatisfied with our actions or progress, they may reconsider their investment in our Company.

Increases in income tax rates, changes in income tax laws or unfavorable resolution of tax matters could adversely impact our consolidated results of operations.
Changes in tax laws or regulations in the jurisdictions in which we do business, or other tax law implementations or interpretations, including the Inflation Reduction Act (IRA), which includes a corporate alternative minimum tax on certain large corporations, incentives to address climate change mitigation and other non-income tax provisions, including an excise tax on the repurchase of corporate stock could increase our effective tax rate, restrict our ability to repatriate undistributed offshore earnings, or impose new restrictions, costs or prohibitions on our current practices and reduce our net income and adversely affect our cash flows. In addition, some countries have enacted or have committed to enact Pillar Two global minimum tax, which may increase our tax expense in future years.

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

Item 1B.  Unresolved Staff Comments
None.

Item 1C.  Cybersecurity
We have a cross-departmental approach to addressing cybersecurity risk, including input from employees and our Board of Directors (the Board). The Board, Audit Committee and senior management devote significant resources to cybersecurity and risk management processes to adapt to the changing cybersecurity landscape and respond to emerging threats in a timely and effective manner. Our cybersecurity risk management program is incorporated into our enterprise risk management program and leverages industry standards and best practices, such as the National Institute of Standards and Technology (NIST) framework, which organizes cybersecurity risks into five categories: identify, protect, detect, respond and recover. We regularly assess the threat landscape and take a holistic view of cybersecurity risks, with a layered cybersecurity strategy based on prevention, detection and mitigation. We have a set of Company-wide policies and procedures concerning cybersecurity matters, which include numerous written information technology (IT) security policies, standards, procedures and guidelines as well as other policies that directly or indirectly relate to cybersecurity, such as policies related to encryption standards, antivirus protection, remote access, multifactor authentication, confidential information and the use of the internet, social media, email and wireless devices. These policies go through an internal review process and are approved by appropriate members of management.

The Company’s Chief Information Security Officer (CISO) is responsible for developing and implementing and managing our cybersecurity security program and reporting on cybersecurity matters to the Audit Committee and the Board. Our CISO has over fifteen years of IT and cybersecurity leadership experience and has various industry related degrees and certifications, including a master’s in information technology and the Certified Information Systems Security Professional (CISSP) and Certified in Risk and Information Systems Control (CRISC) certifications. The Board has ultimate oversight of cybersecurity risk, which it manages as part of our enterprise risk management program. That program is utilized in making decisions with respect to Company priorities, resource allocations and oversight structures. The Board is assisted by the Audit Committee, which regularly reviews our cybersecurity program with the CISO and other members of management and reports back to the Board. The Audit Committee receives reports from the CISO on, among other things, the Company’s cyber risks and threats, the status of projects to strengthen the Company’s information security systems, assessments of the Company’s security program and the emerging threat landscape. Cybersecurity reviews by the Audit Committee or the Board occur quarterly, or more frequently as determined to be necessary or advisable.

We view cybersecurity as a shared responsibility, and we periodically perform simulations and tabletop exercises at technical and executive levels and incorporate external resources and advisors, as needed. In an effort to detect and defend against cyber threats, the Company provides its employee-partners with various cybersecurity and data protection training programs and requires annual security awareness training participation. These programs cover timely and relevant topics, including social engineering, phishing, password protection, confidential data protection, asset use and mobile security, and these programs educate employee-partners on the importance of reporting all incidents promptly to the IT Security team. We also require employee-partners in certain roles to complete additional role-based, specialized cybersecurity trainings.

We have continued to expand investments in IT security, including additional end-user training, using layered defenses, identifying and protecting critical assets, strengthening monitoring and alerting, and engaging experts. At the management level, our IT security team regularly monitors, alerts and meets to discuss threat levels, trends and remediation. The team also prepares a monthly cyber scorecard which covers cyber operational controls along with internal and external threats. Annual risk and cyber maturity assessments are conducted by independent third parties. Further, we conduct periodic external penetration tests and response testing to assess our processes and procedures against the evolving threat landscape. These tests and assessments are useful tools for maintaining a robust cybersecurity program that is designed to protect our investors, customers, employees, vendors and intellectual property.

In addition to assessing our own cybersecurity preparedness, we also consider and evaluate cybersecurity risks associated with use of third-party service providers. We seek to engage reliable, reputable service providers that maintain cybersecurity programs. Depending on the nature of the services provided, the sensitivity and quantity of information processed, and the identity of the service provider, our vendor management process may include reviewing the cybersecurity practices of such provider, conducting security assessments and conducting periodic reassessments during their engagement. Our IT security team conducts an annual review of third parties with a specific focus on any sensitive data shared with third parties. System and Organization Controls (SOC) reports are reviewed along with complementary user entity controls. If a third-party vendor is not able to provide a SOC 2 report, we take additional steps to assess their cybersecurity preparedness. Our assessment of risks associated with use of third-party providers is part of our overall cybersecurity risk management framework.

We maintain an Incident Response Plan that includes processes and procedures for reviewing and responding to cybersecurity incidents. We periodically test our readiness to respond to a cybersecurity incident through various scenario-based drills. The Incident Response Plan includes processes for escalation to the CISO, the Executive Leadership Team, including the CEO and General Counsel, Audit Committee and the Board. Our Incident Disclosure Committee has defined processes to determine whether a cybersecurity incident is material and may require disclosure in SEC filings.

We face a number of cybersecurity risks in connection with our business. We are regularly the target of attempted cyber intrusions, and we anticipate continuing to be subject to such attempts. Although such risks and attacks have not materially affected us, including our business strategy, consolidated results of operations or consolidated financial condition, to date, our security programs and measures may not prevent all intrusions, including malware and computer virus attacks. For more information about the cybersecurity risks we face, see the information technology systems related risk factor in Item 1A: Risk Factors - Risks Relating to Business Strategy and Operations.

Item 2.  Properties
Cintas occupies 479 facilities located in 344 cities. Cintas leases 248 of these facilities for various terms ranging from monthly to the year 2034. Cintas expects that it will be able to renew or replace its leases on satisfactory terms. Of the five manufacturing facilities noted below, all but one are owned by Cintas. The principal executive office in Cincinnati, Ohio, provides centrally located administrative functions including accounting, finance, IT and marketing. Cintas operates rental processing plants that house administrative, sales and service personnel and the necessary equipment involved in the cleaning of uniforms and bulk items, such as entrance mats and shop towels. Branch operations provide administrative, sales and service functions. Cintas operates 12 distribution centers and five manufacturing facilities. Cintas also operates first aid and safety and fire protection facilities and direct sales offices. Cintas considers the facilities it operates to be adequate for their intended use. Cintas owns or leases approximately 21,900 vehicles which are used for the route-based services and by the sales and management employee-partners.

The following chart provides additional information concerning Cintas' facilities:

Type of Facility	# of Facilities

Rental Processing Plants	208
Rental Branches	139
First Aid and Safety Facilities	63
All Other Facilities	52
Distribution Centers (1)	12
Manufacturing Facilities	5
Total	479
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

Item 3.  Legal Proceedings
We discuss material legal proceedings (other than ordinary routine litigation incidental to our business) pending against us in "Item 8. Financial Statements and Supplementary Data," in Note 15 entitled Litigation and Other Contingencies of "Notes to Consolidated Financial Statements." We refer you to and incorporate by reference into this Item 3 that discussion for important information concerning those legal proceedings, including the basis for such actions and, where known, the relief sought.

Item 4.  Mine Safety Disclosures
Not applicable.

Part II

Item 5.  Market for Registrant's Common Equity,
Related Stockholder Matters and Issuer Purchases of Equity Securities
Market and Shareholder Information
Cintas' common stock is traded on the NASDAQ Global Select Market under the symbol "CTAS." At May 31, 2024, there were approximately 1,300 shareholders of record of Cintas' common stock. Cintas believes that this represents approximately 700,000 beneficial owners.
On May 2, 2024, the Company announced a 4-for-1 split of its common stock. Shareholders of record, as of September 4, 2024, will receive three additional shares for each share held, which will be distributed after market close on September 11, 2024. The Company's shares are expected to begin trading on a post-split basis at the market open on September 12, 2024.

Dividends
Our Board of Directors declared the following dividends during the fiscal years ended May 31:

Declaration Date (In millions except per share data)	Record Date	Payment Date	Dividend Per Share	Amount

2024
July 25, 2023	August 15, 2023	September 15, 2023	$1.35	$138.2
October 24, 2023	November 15, 2023	December 15, 2023	1.35	137.5
January 16, 2024	February 15, 2024	March 15, 2024	1.35	137.6
April 9, 2024 (1)	May 15, 2024	June 14, 2024	1.35	137.6
Total			$5.40	$550.9

2023
July 26, 2022	August 15, 2022	September 15, 2022	$1.15	$117.3
October 25, 2022	November 15, 2022	December 15, 2022	1.15	117.4
January 10, 2023	February 15, 2023	March 15, 2023	1.15	117.5
April 11, 2023 (1)	May 15, 2023	June 15, 2023	1.15	117.6
Total			$4.60	$469.8

(1)     The dividends declared on April 9, 2024 and April 11, 2023, were included in current accrued liabilities on the consolidated balance sheets at May 31, 2024 and 2023, respectively.

Stock Performance Graph
The following graph summarizes the cumulative return on $100 invested in Cintas' common stock, the S&P 500 Stock Index and the common stocks of a selected peer group of companies. Because our products and services are diverse, Cintas does not believe that any single published industry index is appropriate for comparing shareholder return. Therefore, the peer group used in the performance graph combines publicly traded companies in the business services industry that have similar characteristics as Cintas for each fiscal year, such as route-based delivery of products and services. The companies included in the peer group are ABM Industries, Aramark, Rollins, Inc. and UniFirst Corporation.
Total shareholder return was based on the increase in the price of the common stock and assumed reinvestment of all dividends. Furthermore, total return was weighted according to market capitalization of each company. The companies in the peer group are not necessarily the same as those considered by the Compensation Committee of the Board of Directors.

Total Shareholder Returns
Comparison of Five-Year Cumulative Total Return

Purchases of Equity Securities by the Issuer and Affiliated Purchases

Period (In millions, except share and per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan (1)	Maximum approximate dollar value of shares that may yet be purchased under the plan (1)

March 1 - 31, 2024 (2)	15,215	$660.27	—	$1,138.0
April 1 - 30, 2024 (3)	9,375	$676.21	—	$1,138.0
May 1 - 31, 2024 (4)	312,396	$689.81	282,812	$942.9
Total	336,986	$688.10	282,812	$942.9
(1) On July 27, 2021, we announced that the Board authorized a $1.5 billion share buyback program, which was completed during the fourth quarter of fiscal 2024. From the inception of the July 27, 2021 share buyback program through May 2024, Cintas purchased a total of 3.6 million shares of Cintas common stock at an average price of $421.77 per share for a total purchase price of $1.5 billion. On July 26, 2022, Cintas announced that the Board authorized a new $1.0 billion share buyback program, which does not have an expiration date. From the inception of the July 26, 2022 share buyback program through May 31, 2024, Cintas has purchased a total of less than 0.1 million shares of Cintas common stock at an average price of $673.78 per share for a total purchase price of $57.1 million.
(2) During March 2024, Cintas acquired 15,215 shares of Cintas common stock in satisfaction of employee-partner payroll taxes due on options exercised and restricted stock awards that vested during the fiscal year. These shares were purchased at an average price of $660.27 per share for a total purchase price of $10.0 million.
(3) During April 2024, Cintas acquired 9,375 shares of Cintas common stock in satisfaction of employee-partner payroll taxes due on options exercised and restricted stock awards that vested during the fiscal year. These shares were purchased at an average price of $676.21 per share for a total purchase price of $6.3 million.
(4) During May 2024, Cintas acquired 29,584 shares of Cintas common stock in satisfaction of employee-partner payroll taxes due on options exercised and restricted stock awards that vested during the fiscal year. These shares were purchased at an average price of $688.62 per share for a total purchase price of $20.4 million.

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

Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations section focuses on discussion of fiscal 2024 results compared to fiscal 2023 results and should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this filing. The discussion contains forward-looking statements that involve known and unknown risks and uncertainties, including those set forth under "Item 1A. Risk Factors." For discussion of fiscal 2023 results compared to fiscal 2022 results, see the "Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our Annual Report on Form 10-K for the fiscal year ended May 31, 2023, filed with the SEC on July 27, 2023.

Cintas classifies its business into two reportable operating segments and places the remainder of its operating segments in an All Other category. Cintas’ two reportable operating segments are Uniform Rental and Facility Services and First Aid and Safety Services. The Uniform Rental and Facility Services reportable operating segment consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items. In addition to these rental items, restroom cleaning services and supplies and the sale of items from our catalogs to our customers on route are included within this reportable operating segment. The First Aid and Safety Services reportable operating segment consists of first aid and safety products and services. The remainder of Cintas’ business, which consists of the Fire Protection Services operating segment and the Uniform Direct Sale operating segment, is included in All Other. These operating segments consist of fire protection products and services and the direct sale of uniforms and related items. Cintas evaluates operating segment performance based on revenue and operating income. Revenue and operating income for the reportable operating segments for the fiscal years ended May 31, 2024, 2023 and 2022 are presented in Note 14 entitled Operating Segment Information of "Notes to Consolidated Financial Statements." The Company regularly reviews its operating segments for reporting purposes based on the information its chief operating decision maker regularly reviews for purposes of allocating resources and assessing performance and makes changes when appropriate.

The following table sets forth certain consolidated statements of income data as a percent of revenue by reportable operating segment, All Other and in total for the fiscal years ended May 31:

	2024	2023

Revenue:
Uniform Rental and Facility Services	77.8%	78.2%
First Aid and Safety Services	11.1%	10.8%
All Other	11.1%	11.0%
Total revenue	100.0%	100.0%

Cost of sales:
Uniform Rental and Facility Services	51.8%	52.7%
First Aid and Safety Services	44.5%	49.3%
All Other	53.6%	55.9%
Total cost of sales	51.2%	52.7%

Gross margin:
Uniform Rental and Facility Services	48.2%	47.3%
First Aid and Safety Services	55.5%	50.7%
All Other	46.4%	44.1%
Total gross margin	48.8%	47.3%

Selling and administrative expenses:
Uniform Rental and Facility Services	26.0%	25.9%
First Aid and Safety Services	33.1%	31.7%
All Other	30.4%	29.3%
Total selling and administrative expenses	27.3%	26.9%

Operating income:
Uniform Rental and Facility Services	22.2%	21.4%
First Aid and Safety Services	22.4%	19.0%
All Other	16.0%	14.8%
Total operating income	21.6%	20.4%

Interest expense, net	0.9%	1.2%

Income before income taxes	20.6%	19.2%

Fiscal 2024 Compared to Fiscal 2023
Fiscal 2024 total revenue was $9.6 billion, an increase of 8.9% over the prior fiscal year. Revenue increased organically by 8.0% primarily as a result of increased sales volume. Organic revenue growth adjusts for the impact of acquisitions, workday differences and foreign currency exchange rate fluctuations. Total revenue was positively impacted by 0.4% due to acquisitions and by 0.5% due to one more workday in fiscal 2024 compared to fiscal 2023.

Organic revenue growth by quarter for fiscal 2024 is as follows:

First quarter ended August 31, 2023	8.1%
Second quarter ended November 30, 2023	9.0%
Third quarter ended February 29, 2024	7.7%
Fourth quarter ended May 31, 2024	7.5%

For the fiscal year ended May 31, 2024	8.0%

Uniform Rental and Facility Services reportable operating segment revenue consists predominantly of revenue derived from the rental of corporate identity uniforms and other garments, including flame resistant clothing and the rental and/or sale of mats, mops, shop towels, restroom supplies and other rental services. Revenue from the Uniform Rental and Facility Services reportable operating segment increased 8.2%, to $7,465.2 million compared to $6,897.1 million in fiscal 2023. Organic revenue growth for this reportable operating segment was 7.4%. Revenue growth was positively impacted by 0.4% due to acquisitions and 0.4% due to one more workday in fiscal 2024 compared to fiscal 2023. Revenue growth was a result of new business, the penetration of additional products and services into existing customers and price increases, partially offset by lost business. New business growth resulted from an increase in the number and productivity of sales representatives. Generally, sales productivity improvements are due to increased tenure and improved training, which produce a higher number of products and services sold.

Other revenue, consisting of revenue from the First Aid and Safety Services reportable operating segment and All Other, increased 11.1%, to $2,131.4 million compared to $1,918.6 million in fiscal 2023. Revenue improved from increases in sales representative productivity and price increases. Revenue increased organically by 10.2%. Revenue growth was positively impacted by 0.5% due to acquisitions and by 0.4% due to one more workday in fiscal 2024 compared to fiscal 2023.

Cost of uniform rental and facility services increased 6.4% compared to fiscal 2023. Cost of uniform rental and facility services consists primarily of production expenses, delivery expenses and the amortization of in-service inventory, including uniforms, mats, shop towels and other ancillary items. The change from the prior year was primarily due to higher Uniform Rental and Facility Services reportable operating segment sales volume, as well as an increase in material cost to support increased revenue growth. The cost of uniform rental and facility services as a percent of revenue improved compared to fiscal 2023 from 52.7% to 51.8% primarily due to efficiency gains in energy usage, more efficient use of in-service inventory, and improved leverage of fixed costs.

Cost of other consists primarily of cost of goods sold (predominantly first aid and safety products, personal protective equipment, uniforms and fire protection products), delivery expenses and distribution expenses in the First Aid and Safety Services reportable operating segment and All Other. Cost of other increased 3.5% in fiscal 2024 compared to fiscal 2023, as a result of higher other revenue, but decreased as a percent of revenue to 49.0%, compared to 52.7% in fiscal 2023. The improvement in cost of sales as a percent to revenue was primarily due to favorable changes in the sales mix and sourcing and productivity initiatives in the First Aid and Safety Services reportable operating segment as well as improved leverage of fixed costs for both the First Aid and Safety Services reportable operating segment and All Other.

Selling and administrative expenses increased $247.1 million, to 27.3% as a percent of revenue, compared to 26.9% in fiscal 2023. The change as a percent of revenue was primarily due to investing in additional selling resources, investing in our management trainee program, expanding our talent acquisition efforts for future growth, as well as costs associated with a tentative legal settlement discussed in Note 15 entitled Litigation and Other Contingencies of "Notes to Consolidated Financial Statements."

Net interest expense (interest expense less interest income) was $95.0 million in fiscal 2024 compared to $109.5 million in fiscal 2023. The change was primarily due to a decrease in the average amount of outstanding debt during fiscal 2024.

Income before income taxes was $1,973.6 million, an increase of $280.5 million, or 16.6%, compared to fiscal 2023. The increase in income before income taxes was primarily due to revenue growth, as well as the improvements in gross margin previously mentioned, which were partially offset by the change in selling and administrative expenses.

Cintas' effective tax rate for both fiscal 2024 and fiscal 2023 was 20.4%. The effective tax rate in both periods was impacted by certain discrete items, primarily the tax accounting impact for stock-based compensation.

Net income for fiscal 2024 of $1,571.6 million was a 16.6% increase compared to fiscal 2023. Diluted earnings per share of $15.15 was a 16.6% increase compared to fiscal 2023 diluted earnings per share of $12.99. Diluted earnings per share increased primarily due to the increase in net income.

Uniform Rental and Facility Services Reportable Operating Segment
Uniform Rental and Facility Services reportable operating segment revenue increased $568.1 million, or 8.2%, and the cost of uniform rental and facility services increased $232.9 million, or 6.4%, due to the reasons previously discussed. The reportable operating segment's fiscal 2024 gross margin was 48.2% of revenue compared to 47.3% in fiscal 2023. The improvement in gross margin was primarily the result of efficiency gains in energy usage, more efficient use of in-service inventory, and improved leverage of fixed costs.

Selling and administrative expenses for the Uniform Rental and Facility Services reportable operating segment increased $154.4 million in fiscal 2024 compared to fiscal 2023 in order to support revenue growth as well as invest in technology and selling resources. Selling and administrative expense as a percent of revenue for fiscal 2024 was 26.0% compared to 25.9% in fiscal 2023. As a percent of revenue, selling and administrative expenses were largely consistent as compared to the prior fiscal year.

Income before income taxes for the Uniform Rental and Facility Services reportable operating segment increased $180.7 million, or 12.2%, for fiscal 2024 compared to fiscal 2023. The increase in income before income taxes was due to the previously discussed growth in revenue and improvements in gross margin. Income before income taxes as a percent of revenue was 22.2% compared to 21.4% in fiscal 2023. The improvement over the prior fiscal year was primarily a result of the previously discussed improvement in gross margin.

First Aid and Safety Services Reportable Operating Segment
First Aid and Safety Services reportable operating segment revenue increased $115.8 million in fiscal 2024, a 12.2% increase compared to fiscal 2023. Organic revenue growth for this reportable operating segment was 11.6%. Revenue growth was positively impacted by 0.2% due to acquisitions, positively impacted by 0.5% due to one more workday in fiscal 2024 compared to fiscal 2023 and negatively impacted by 0.1% due to foreign currency exchange rate fluctuations. The increase in revenue was driven by many factors including increases in new business sold by sales representatives, penetration of additional products and services into existing customers, price increases and strong customer retention.

Cost of sales for the First Aid and Safety Services reportable operating segment increased $5.3 million, or 1.1%, in fiscal 2024, due to higher sales volume. Gross margin for the First Aid and Safety Services reportable operating segment is defined as revenue less cost of goods, warehouse expenses and service expenses. Gross margin as a percent of revenue was 55.5% for fiscal 2024 compared to 50.7% in fiscal 2023. The improvement in gross margin as a percent of revenue was primarily driven by favorable changes in the sales mix, sourcing and productivity initiatives, as well as improved leverage of fixed costs and a reduction in energy expense as a percent of revenue.

Selling and administrative expenses for the First Aid and Safety Services reportable operating segment increased by $52.1 million, or 17.3%, in fiscal 2024 compared to fiscal 2023, and increased as a percent of revenue to 33.1% in fiscal 2024 compared to 31.7% in fiscal 2023. The change as a percent of revenue was primarily due to increases in labor and other employee-partner related expenses, including investing in additional selling resources for future growth.

Income before income taxes for the First Aid and Safety Services reportable operating segment was $239.2 million in fiscal 2024, an increase of $58.5 million, or 32.4%, compared to fiscal 2023. Income before income taxes as a percent of revenue at 22.4%, increased from 19.0% in fiscal 2023 due to the previously discussed growth in revenue and improvements in gross margin, partially offset by the change in selling and administrative expenses.

Liquidity and Capital Resources
The following table summarizes our cash flows and cash and cash equivalents as of and for the fiscal years ended May 31:

(In thousands)	2024	2023

Net cash provided by operating activities	$2,079,781	$1,597,814
Net cash used in investing activities	$(608,631)	$(388,672)
Net cash used in financing activities	$(1,253,490)	$(1,172,836)

Cash and cash equivalents at end of year	$342,015	$124,149

Cash and cash equivalents as of May 31, 2024 and 2023, include $42.1 million and $29.9 million, respectively, that is located outside of the U.S.

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

Net cash provided by operating activities was $2,079.8 million for fiscal 2024, which was an increase of $482.0 million, or 30.2%, compared to fiscal 2023. The increase was primarily the result of an increase in net income and favorable changes in working capital, specifically inventories, net and uniforms and other rental items in service and accounts receivable, net. These improvements were partially offset by unfavorable changes in working capital, primarily current liabilities and deferred income taxes.

Net cash used in investing activities was $608.6 million in fiscal 2024, compared to $388.7 million in fiscal 2023. Net cash used in investing activities includes capital expenditures, purchases of investments and cash paid for acquisitions of businesses. Capital expenditures were $409.5 million and $331.1 million for fiscal 2024 and fiscal 2023, respectively. Capital expenditures for fiscal 2024 included $261.2 million for the Uniform Rental and Facility Services reportable operating segment and $100.0 million for the First Aid and Safety Services reportable operating segment. The increase in capital expenditures from fiscal 2023 to fiscal 2024 was due to investments in the reportable operating segments to support continued revenue growth, an increase in equipment purchases, primarily trucks, due to vendors clearing backlogged orders, and spending associated with the SAP implementation in the Fire Protection Services operating segment, which is included in All Other. Cash paid for acquisitions of businesses, net of cash acquired, was $186.8 million and $46.4 million for fiscal 2024 and fiscal 2023, respectively. The acquisitions in both fiscal 2024 and 2023 occurred in our Uniform Rental and Facility Services reportable operating segment, our First Aid and Safety Services reportable operating segment and our Fire Protection operating segment, which is included in All Other. Net cash used in investing activities also included $7.5 million and $4.6 million of purchases of investments during fiscal 2024 and fiscal 2023, respectively.

Net cash used in financing activities was $1,253.5 million for fiscal 2024, compared to $1,172.8 million in fiscal 2023. The increase in cash used in financing activities was due to the increase in share buyback activity and dividends paid. These increases were partially offset by a decrease in payments of debt and commercial paper in fiscal 2024 compared to fiscal 2023.

On July 27, 2021, we announced the Board authorized a $1.5 billion share buyback program, which was completed during the fourth quarter of fiscal 2024. From the inception of the July 27, 2021 share buyback program through May 2024, Cintas purchased a total of 3.6 million shares of Cintas common stock at an average price of $421.77 per share for a total purchase price of $1.5 billion. On July 26, 2022, Cintas announced that the Board authorized a new $1.0 billion share buyback program, which does not have an expiration date. The following table summarizes the buyback activity by program and fiscal years ended May 31:

	2024			2023
Buyback Program (In thousands except per share data)	Shares	Average Price per Share	Purchase Price	Shares	Average Price per Share	Purchase Price

July 27, 2021	856	$535.21	$458,284	550	$396.69	$218,288
July 26, 2022	85	673.78	57,104	—	—	—
	941	$547.69	$515,388	550	$396.69	$218,288

Shares acquired for taxes due (1)	331	$557.34	$184,645	430	$420.21	$180,577

Total repurchase of Cintas common stock			$700,033			$398,865

(1) Shares of Cintas stock acquired for employee-partner payroll taxes due on options exercised and vested restricted stock awards.

In the period subsequent to May 31, 2024, through July 25, 2024, under the July 26, 2022 share buyback plan, we purchased 0.7 million shares of Cintas common stock at an average price of $693.58 for a total purchase price of $473.6 million. From the inception of the July 26, 2022 share buyback program through July 25, 2024, Cintas has purchased 0.8 million shares of Cintas common stock in the aggregate, at an average price of $691.40 per share, for a total purchase price of $530.7 million.

Our Board of Directors declared the following dividends:

Paid Dividends
Declaration Date (In millions except per share data)	Record Date	Payment Date	Dividend Per Share	Total Amount

Fiscal Year 2024
April 11, 2023	May 15, 2023	June 15, 2023	$1.15	$117.6
July 25, 2023	August 15, 2023	September 15, 2023	1.35	138.2
October 24, 2023	November 15, 2023	December 15, 2023	1.35	137.5
January 16, 2024	February 15, 2024	March 15, 2024	1.35	137.6
Total			$5.20	$530.9

Fiscal Year 2023
April 12, 2022	May 16, 2022	June 15, 2022	$0.95	$97.7
July 26, 2022	August 15, 2022	September 15, 2022	1.15	117.3
October 25, 2022	November 15, 2022	December 15, 2022	1.15	117.4
January 10, 2023	February 15, 2023	March 15, 2023	1.15	117.5
Total			$4.40	$449.9

Accrued Dividends
As of May 31, 2024
April 9, 2024 (1)	May 15, 2024	June 14, 2024	$1.35	$137.6

As of May 31, 2023
April 11, 2023 (1)	May 15, 2023	June 15, 2023	$1.15	$117.6
(1)     The dividends declared on April 9, 2024 and April 11, 2023 were included in current accrued liabilities on the consolidated balance sheets at May 31, 2024 and 2023, respectively.

Any future dividend declarations, including the amount of any dividends, are at the discretion of the Board and dependent upon then-existing conditions, including the Company's consolidated results of operations and consolidated financial condition, capital requirements, contractual restrictions, business prospects and other factors that the Board may deem relevant.

During the fiscal year ended May 31, 2024, Cintas repurchased, and subsequently retired, $13.5 million of its 6.15%, 30-year senior notes. During the fiscal year ended May 31, 2023, Cintas paid $261.2 million, net of commercial paper. On April 17, 2023, in accordance with the terms of the notes, Cintas paid the $50.0 million aggregate principal amount outstanding of its 3.73%, private placement, 10-year senior notes that matured on that date with proceeds from short-term commercial paper issuance. The following table summarizes Cintas' outstanding debt at May 31:

(In thousands)	Interest Rate	Fiscal Year Issued	Fiscal Year Maturity	2024	2023

Debt due within one year
Senior notes (1)	3.11%	2015	2025	$50,294	$—
Senior notes	3.45%	2022	2025	400,000	—
Debt issuance costs				(699)	—
Total debt due within one year				$449,595	$—

Debt due after one year
Senior notes (1)	3.11%	2015	2025	$—	$50,630
Senior notes	3.45%	2022	2025	—	400,000
Senior notes	3.70%	2017	2027	1,000,000	1,000,000
Senior notes	4.00%	2022	2032	800,000	800,000
Senior notes	6.15%	2007	2037	236,550	250,000
Debt issuance costs				(10,616)	(14,225)
Total debt due after one year				$2,025,934	$2,486,405
(1)     Cintas assumed these senior notes with the acquisition of G&K Services, Inc. (G&K) in fiscal 2017, and they were recorded at fair value. The interest rate shown above is the effective interest rate until repayment in fiscal 2025.
The credit agreement that supports our commercial paper program has capacity under the revolving credit facility of $2.0 billion. The credit agreement has an accordion feature that provides Cintas the ability to request increases to the borrowing commitments under the revolving credit facility of up to $500.0 million in the aggregate, subject to customary conditions. The maturity date of the revolving credit facility is March 23, 2027. As of both May 31, 2024 and 2023, there was no commercial paper outstanding and no borrowings on our revolving credit facility.

Cintas' debt agreements contain certain covenants. These covenants limit our ability to incur certain liens and priority debt, to engage in sale-leaseback transactions and to merge, consolidate or sell all or substantially all of Cintas' assets. These covenants also require Cintas to maintain certain debt to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) and interest coverage ratios. Cross-default provisions exist between certain debt instruments. If a default of a significant covenant were to occur, the default could result in an acceleration of the maturity of the indebtedness, impair liquidity and limit the ability to raise future capital. Cintas was in compliance with all of the debt covenants for all periods presented.

Our access to the commercial paper and long-term debt markets has historically provided us with sources of liquidity. We do not anticipate having difficulty in obtaining financing from those markets in the future based on our favorable experiences in the debt markets in the recent past. Additionally, our ability to continue to access the commercial paper and long-term debt markets on favorable interest rates and other terms will depend, to a significant degree, on the ratings assigned by the credit rating agencies to our indebtedness. As of May 31, 2024, our ratings were as follows:

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

Financial and Nonfinancial Disclosure About Issuers and Guarantors of Cintas’ Senior Notes
Cintas Corporation No. 2 (Corp. 2) is the indirectly, wholly owned principal operating subsidiary of Cintas. Corp. 2 is the issuer of the $2,486.6 million aggregate principal amount of senior notes outstanding as of May 31, 2024, which are unconditionally guaranteed, jointly and severally, by Cintas Corporation and its wholly owned, direct and indirect domestic subsidiaries. See Note 6 entitled Debt, Derivatives and Hedging Activities of "Notes to Consolidated Financial Statements" for more information on Cintas' outstanding debt.

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

Summarized financial information of the Obligor Group is as follows as of and for the fiscal years ended May 31:

Summarized Consolidated Statements of Income (In thousands)	2024	2023

Net sales to unrelated parties	$9,081,215	$8,333,404
Net sales to non-guarantors	$12,432	$13,791
Operating income	$1,957,473	$1,742,304
Net income	$1,484,510	$1,301,073

Summarized Consolidated Balance Sheets (In thousands)	2024	2023

Assets
Receivables due from non-obligor subsidiaries	$12,729	$9,168
Total other current assets	$2,973,225	$2,738,095
Total other noncurrent assets	$5,585,493	$5,210,312

Liabilities
Amounts due to non-obligor subsidiaries	$60,132	$11,902
Current liabilities	$1,725,734	$1,183,511
Noncurrent liabilities	$2,966,795	$3,399,191

Contractual and Other Material Cash Obligations

	Payments Due by Period
(In thousands)	Total	One year or less	Two to three years	Four to five years	After five years

Debt (1)	$2,486,550	$450,000	$1,000,000	$—	$1,036,550
Operating leases (2)	211,469	51,323	79,583	50,352	30,211
Interest payments	563,114	97,814	167,096	93,096	205,108
Total contractual and other material cash obligations	$3,261,133	$599,137	$1,246,679	$143,448	$1,271,869
(1)See Note 6 entitled Debt, Derivatives and Hedging Activities of "Notes to Consolidated Financial Statements" for a detailed presentation of Cintas' debt.
(2)See Note 7 entitled Leases of "Notes to Consolidated financial Statements" for a detailed presentation of Cintas' operating leases.
Cintas also makes payments to defined contribution plans and may make payments to defined benefit plans to satisfy minimum funding requirements. The amount of contributions made to the defined contribution plans are at the discretion of the Board. Future contributions to the defined contribution plans are expected to be $125.3 million in the next fiscal year, $269.6 million in the next two to three fiscal years and $297.3 million in the next four to five fiscal years. Future contributions to the defined benefit plans are expected to be $5.1 million in the next fiscal year, $4.7 million in the next two to three fiscal years and $4.7 million in the next four to five fiscal years.
Other Commitments

	Amount of Commitment Expiration per Period
(In thousands)	Total	One year or less	Two to three years	Four to five years	After five years

Lines of credit (1)	$1,999,299	$—	$1,999,299	$—	$—
Standby letters of credit and surety bonds (2)	117,957	117,957	—	—	—
Total other commitments	$2,117,256	$117,957	$1,999,299	$—	$—
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
Inflation and Changing Prices
Changes in wages, benefits and energy costs have the potential to materially impact Cintas' consolidated results of operations. In fiscal 2024, 2023 and 2022, we experienced impacts from inflation, including, but not limited to, higher labor, fuel and transportation costs. Management has been able to mitigate these inflationary pressures through pricing and various efficiency initiatives. Management has mitigated these impacts such that net of the mitigation strategy and initiatives, inflation and changing prices have not had a material impact on Cintas' consolidated financial condition or a negative impact on the consolidated results of operations.
Litigation and Other Contingencies
Cintas is subject to legal proceedings, insurance receipts, legal settlements and claims arising from the ordinary course of its business, including personal injury, customer contract, environmental and employment claims. In the opinion of management, the aggregate liability, if any, with respect to such ordinary course of business actions will not have a material adverse effect on the consolidated financial position, consolidated results of operations or consolidated cash flows of Cintas. Cintas is also party to additional litigation not considered in the ordinary course of business. See Note 15 entitled Litigation and Other Contingencies of "Notes to Consolidated Financial Statements" for a detailed discussion of such additional litigation.

New Accounting Standards
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures (ASU 2023-07). ASU 2023-07 requires additional disclosures pertaining to significant expenses and other items of an entity’s reportable operating segments. ASU 2023-07 is effective for annual periods beginning after December 15, 2023 (fiscal 2025). Early adoption is permitted. The Company is currently evaluating the impact of ASU 2023-07 on the consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures (ASU 2023-09), which expands disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. ASU 2023-09 will be effective for annual periods beginning after December 15, 2024 (fiscal 2026). The Company is currently evaluating the impact of ASU 2023-09 on the consolidated financial statements.

There are no other accounting pronouncements recently issued or newly effective that had, or are expected to have, a material impact on Cintas' consolidated financial statements.
Critical Accounting Policies and Estimates
These critical accounting policies should be read in conjunction with Note 1 entitled Significant Accounting Policies of "Notes to Consolidated Financial Statements." The preparation of Cintas' consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments, specifically the insurance reserve, which have an effect on the amounts reported in the consolidated financial statements and accompanying notes. Significant changes in critical accounting policies or significant changes in estimates or assumptions, specifically related to the insurance reserve, could possibly have a material impact on the consolidated financial statements.

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

Revenue recorded is presented net of sales and other taxes we collect on behalf of governmental authorities. Shipping and handling costs charged to customers are treated as fulfillment activities and are recorded in both revenue and cost of sales at the time control is transferred to the customer. Certain of our customer contracts include pricing terms and conditions that include components of variable consideration. The variable consideration is typically in the form of consideration paid to a customer based on performance metrics specified within the contract and is not material in any period presented. When determining if variable consideration should be constrained, the Company considers whether factors outside its control could result in a significant reversal of revenue. In making these assessments, the Company considers the likelihood and magnitude of a potential reversal. The Company's performance period generally corresponds with the monthly invoice period. No constraints on our revenue recognition were applied during the fiscal years ended May 31, 2024, 2023 or 2022. See Note 2 entitled Revenue Recognition of "Notes to Consolidated Financial Statements".

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

Goodwill. Goodwill, obtained through acquisitions of businesses, is valued at cost less any impairment. Cintas completes an annual impairment test that includes an assessment of qualitative factors, and quantitative, if necessary, including, but not limited to, macroeconomic conditions, industry and market conditions and entity specific factors such as strategies and financial performance. We test for goodwill impairment at the reporting unit level. Cintas has identified four reporting units for purposes of evaluating goodwill impairment: Uniform Rental and Facility Services, First Aid and Safety Services and two reporting units within All Other. Based on the results of the annual impairment tests, Cintas was not required to recognize an impairment of goodwill for the fiscal years ended May 31, 2024, 2023 or 2022. Cintas will continue to perform impairment tests as of March 1 in future years and when indicators of impairment exist.

Insurance reserve. The insurance reserve represents the estimated ultimate cost of all asserted and unasserted claims (incurred but not reported), primarily related to workers' compensation, auto liability and other general liability exposure through the consolidated balance sheet dates. Our incurred but not reported reserves are estimated through actuarial procedures, with the assistance of third-party actuarial specialists, of the insurance industry and by using industry assumptions, adjusted for specific expectations based on our claims history. Cintas records an increase or decrease in selling and administrative expenses related to development of prior claims, higher claims activity and other environmental factors in the period in which it becomes known. These changes in estimates may be material to the consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
Earnings may be affected by changes in short-term interest rates due to investments, if any, in marketable securities and money market accounts and periodic issuances of commercial paper. If short-term rates changed by one-half percent (or 50 basis points), Cintas' income before income taxes would change by approximately $0.6 million. This estimated exposure considers the effects on investments. This analysis does not consider the effects of a change in economic activity or a change in Cintas' capital structure.

Through its foreign operations, Cintas is exposed to foreign currency risk. Foreign currency exposures arise from transactions denominated in a currency other than the functional currency and from foreign denominated revenue and profit translated into U.S. dollars. Foreign denominated revenue and operating income represents less than 10% of Cintas' consolidated revenue and operating income.

Item 8.  Financial Statements and Supplementary Data
Index to Consolidated Financial Statements
Audited Consolidated Financial Statements for the Fiscal Years Ended May 31, 2024, 2023 and 2022

Management's Report on
Internal Control over Financial Reporting

To the Shareholders of Cintas Corporation:
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Accordingly, even an effective system of internal control over financial reporting will provide only reasonable assurance with respect to consolidated financial statement preparation.

With the supervision of our President and Chief Executive Officer and our Chief Financial Officer, management assessed our internal control over financial reporting as of May 31, 2024. Management based its assessment on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed by our internal audit function.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of May 31, 2024, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

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

J. Michael Hansen Executive Vice President and Chief Financial Officer

Report of Independent
Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cintas Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cintas Corporation (the Company) as of May 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended May 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively, referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at May 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of May 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated July 25, 2024, expressed an unqualified opinion thereon.
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

Valuation of Insurance Reserves

Description of the Matter
At May 31, 2024, the Company's insurance reserve was $176.8 million. As described in Note 1 to the Company’s consolidated financial statements, the Company’s insurance reserve represents the estimated ultimate cost of all asserted and unasserted (incurred but not reported) claims primarily related to workers' compensation, auto liability and other general liability exposure. The unasserted (incurred but not reported) insurance reserve is estimated through actuarial procedures using industry assumptions, adjusted for Company specific expectations based on claims history.

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
July 25, 2024

Report of Independent
Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cintas Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Cintas Corporation’s internal control over financial reporting as of May 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cintas Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of May 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of May 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended May 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a), and our report dated July 25, 2024, expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Cincinnati, Ohio
July 25, 2024

Consolidated Statements of Income	Fiscal Years Ended May 31,
(In thousands except per share data)	2024	2023	2022

Revenue:
Uniform rental and facility services	$7,465,199	$6,897,130	$6,226,980
Other	2,131,416	1,918,639	1,627,479
Total revenue	9,596,615	8,815,769	7,854,459

Costs and expenses:
Cost of uniform rental and facility services	3,865,071	3,632,175	3,316,433
Cost of other	1,045,128	1,010,226	905,780
Selling and administrative expenses	2,617,783	2,370,704	2,044,876
Operating income	2,068,633	1,802,664	1,587,370

Interest income	(5,742)	(1,716)	(242)
Interest expense	100,740	111,232	88,844

Income before income taxes	1,973,635	1,693,148	1,498,768
Income taxes	402,043	345,138	263,011
Net income	$1,571,592	$1,348,010	$1,235,757

Basic earnings per share	$15.40	$13.21	$11.92

Diluted earnings per share	$15.15	$12.99	$11.65

Dividends declared and paid per share	$5.40	$4.60	$3.80

See accompanying notes.

Consolidated Statements of Comprehensive Income	Fiscal Years Ended May 31,
(In thousands)	2024	2023	2022

Net income	$1,571,592	$1,348,010	$1,235,757

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(1,291)	(34,007)	(24,833)
Change in fair value of interest rate lock agreements, net of tax expense of $6,217, $3,461 and $34,932, respectively	18,163	10,111	102,057
Amortization of interest rate lock agreements, net of tax benefit of $(2,014), $(2,049) and $(672), respectively	(5,984)	(6,085)	(2,061)
Other, net of tax expense (benefit) of $867, $(54) and $638, respectively	2,535	(158)	1,866
Other comprehensive income (loss), net of tax expense of $5,070, $1,358 and $34,898, respectively	13,423	(30,139)	77,029

Comprehensive income	$1,585,015	$1,317,871	$1,312,786

See accompanying notes.

Consolidated Balance Sheets	As of May 31,
(In thousands except share data)	2024	2023

Assets
Current assets:
Cash and cash equivalents	$342,015	$124,149
Accounts receivable, principally trade, less allowance of $17,914 and $14,926, respectively	1,244,182	1,152,993
Inventories, net	410,201	506,604
Uniforms and other rental items in service	1,040,144	1,011,918
Prepaid expenses and other current assets	148,665	142,795
Total current assets	3,185,207	2,938,459

Property and equipment, net	1,534,168	1,396,476

Investments	302,212	247,191
Goodwill	3,212,424	3,056,201
Service contracts, net	321,902	346,574
Operating lease right-of-use assets, net	187,953	178,464
Other assets, net	424,951	382,991
	$9,168,817	$8,546,356
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$339,166	$302,292
Accrued compensation and related liabilities	214,130	239,086
Accrued liabilities	761,283	632,504
Income taxes, current	18,618	12,470
Operating lease liabilities, current	45,727	43,710
Debt due within one year	449,595	—
Total current liabilities	1,828,519	1,230,062

Long-term liabilities:
Debt due after one year	2,025,934	2,486,405
Deferred income taxes	475,512	498,356
Operating lease liabilities	146,824	138,278
Accrued liabilities	375,656	329,269
Total long-term liabilities	3,023,926	3,452,308

Shareholders' equity:
Preferred stock, no par value: 100,000 shares authorized, none outstanding	—	—
Common stock, no par value, and paid-in capital: 425,000,000 shares authorized 2024: 193,274,296 shares issued and 101,251,994 shares outstanding 2023: 192,198,938 shares issued and 101,732,148 shares outstanding	2,305,301	2,031,542
Retained earnings	10,617,955	9,597,315
Treasury stock: 2024: 92,022,302 shares 2023: 90,466,790 shares	(8,698,085)	(7,842,649)
Accumulated other comprehensive income	91,201	77,778
Total shareholders' equity	4,316,372	3,863,986
	$9,168,817	$8,546,356
See accompanying notes.

Consolidated
Statements of Shareholders' Equity

	Common Stock and Paid-In Capital		Retained Earnings	Other Accumulated Comprehensive Income	Treasury Stock		Total Shareholders' Equity
(In thousands)	Shares	Amount			Shares	Amount

Balance at June 1, 2021	189,071	$1,516,202	$7,877,015	$30,888	(85,010)	$(5,736,258)	$3,687,847
Net income	—	—	1,235,757	—	—	—	1,235,757
Comprehensive income, net of tax	—	—	—	77,029	—	—	77,029
Dividends	—	—	(393,609)	—	—	—	(393,609)
Stock-based compensation	—	109,308	—	—	—	—	109,308
Vesting of stock-based compensation awards	528	—	—	—	—	—	—
Stock options exercised	1,239	146,407	—	—	(71)	(28,670)	117,737
Repurchase of common stock	—	—	—	—	(4,046)	(1,525,873)	(1,525,873)
Balance at May 31, 2022	190,838	1,771,917	8,719,163	107,917	(89,127)	(7,290,801)	3,308,196
Net income	—	—	1,348,010	—	—	—	1,348,010
Comprehensive loss, net of tax	—	—	—	(30,139)	—	—	(30,139)
Dividends	—	—	(469,858)	—	—	—	(469,858)
Stock-based compensation	—	103,621	—	—	—	—	103,621
Vesting of stock-based compensation awards	287	—	—	—	—	—	—
Stock options exercised	1,074	156,004	—	—	(360)	(152,983)	3,021
Repurchase of common stock	—	—	—	—	(980)	(398,865)	(398,865)
Balance at May 31, 2023	192,199	2,031,542	9,597,315	77,778	(90,467)	(7,842,649)	3,863,986
Net income	—	—	1,571,592	—	—	—	1,571,592
Comprehensive income, net of tax	—	—	—	13,423	—	—	13,423
Dividends	—	—	(550,952)	—	—	—	(550,952)
Stock-based compensation	—	116,986	—	—	—	—	116,986
Vesting of stock-based compensation awards	162	—	—	—	—	—	—
Stock options exercised	913	156,773	—	—	(283)	(155,403)	1,370
Repurchase of common stock	—	—	—	—	(1,272)	(700,033)	(700,033)
Balance at May 31, 2024	193,274	$2,305,301	$10,617,955	$91,201	(92,022)	$(8,698,085)	$4,316,372

See accompanying notes.

Consolidated Statements of Cash Flows	Fiscal Years Ended May 31,
(In thousands)	2024	2023	2022
Cash flows from operating activities:
Net income	$1,571,592	$1,348,010	$1,235,757
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	280,866	257,041	249,376
Amortization of intangible assets and capitalized contract costs	161,518	152,121	150,325
Stock-based compensation	116,986	103,621	109,308
Gain on equity method investment transaction	—	—	(30,151)
Net gain on sale of operating assets	—	—	(12,129)
Deferred income taxes	(28,912)	23,233	52,110
Change in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(91,399)	(151,771)	(100,392)
Inventories, net	95,766	(35,658)	16,194
Uniforms and other rental items in service	(22,815)	(98,252)	(111,332)
Prepaid expenses and other current assets and capitalized contract costs	(117,674)	(132,173)	(28,581)
Accounts payable	36,896	53,369	22,697
Accrued compensation and related liabilities	(27,013)	2,711	(3,625)
Accrued liabilities and other	97,750	41,314	(9,241)
Income taxes, current	6,220	34,248	(2,691)
Net cash provided by operating activities	2,079,781	1,597,814	1,537,625

Cash flows from investing activities:
Capital expenditures	(409,469)	(331,109)	(240,672)
Purchases of investments	(7,546)	(4,566)	(6,076)
Proceeds from sale of operating assets, net of cash disposed	—	—	15,347
Acquisitions of businesses, net of cash acquired	(186,837)	(46,357)	(164,228)
Other, net	(4,779)	(6,640)	(7,006)
Net cash used in investing activities	(608,631)	(388,672)	(402,635)

Cash flows from financing activities:
(Payments) issuance of commercial paper, net	—	(261,200)	261,200
Proceeds from issuance of debt	—	—	1,190,506
Repayment of debt	(13,450)	(50,000)	(1,200,000)
Proceeds from exercise of stock-based compensation awards	1,370	3,021	117,737
Dividends paid	(530,909)	(449,917)	(375,119)
Repurchase of common stock	(700,033)	(398,865)	(1,525,873)
Other, net	(10,468)	(15,875)	(6,394)
Net cash used in financing activities	(1,253,490)	(1,172,836)	(1,537,943)
Effect of exchange rate changes on cash and cash equivalents	206	(2,628)	(216)
Net increase (decrease) in cash and cash equivalents	217,866	33,678	(403,169)
Cash and cash equivalents at beginning of year	124,149	90,471	493,640
Cash and cash equivalents at end of year	$342,015	$124,149	$90,471

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

Cintas’ reportable operating segments are the Uniform Rental and Facility Services operating segment and the First Aid and Safety Services operating segment. The Uniform Rental and Facility Services reportable operating segment consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items. In addition to these rental items, restroom cleaning services and supplies and the sale of items from our catalogs to our customers on route are included within this reportable operating segment. The First Aid and Safety Services reportable operating segment consists of first aid and safety products and services. The remainder of Cintas’ operating segments, which consists of the Fire Protection Services operating segment and the Uniform Direct Sale operating segment, are included in All Other. Cintas evaluates operating segment performance based on revenue and operating income. Revenue and operating income for the fiscal years ended May 31, 2024, 2023 and 2022 are presented in Note 14 entitled Operating Segment Information. The Company regularly reviews its operating segments for reporting purposes based on the information its chief operating decision maker regularly reviews for purposes of allocating resources and assessing performance and makes changes when appropriate.

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

Revenue recorded is presented net of sales and other taxes we collect on behalf of governmental authorities. Shipping and handling costs charged to customers are treated as fulfillment activities and are recorded in both revenue and cost of sales at the time control is transferred to the customer. Certain of our customer contracts include pricing terms and conditions that include components of variable consideration. The variable consideration is typically in the form of consideration paid to a customer based on performance metrics specified within the contract and is not material in any period presented. When determining if variable consideration should be constrained, the Company considers whether factors outside its control could result in a significant reversal of revenue. In making these assessments, the Company considers the likelihood and magnitude of a potential reversal. The Company's performance period generally corresponds with the monthly invoice period. No constraints on our revenue recognition were applied during the fiscal years ended May 31, 2024, 2023 or 2022. See Note 2 entitled Revenue Recognition.

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

Cash and cash equivalents.  Cintas considers all highly liquid investments with a maturity of three months or less, at date of purchase, to be cash equivalents. At May 31, 2024 and 2023, cash and cash equivalents includes $34.3 million and $32.7 million, respectively, of restricted cash used as collateral associated with our insurance reserve.

Accounts receivable. Accounts receivable is comprised of amounts owed through products and services provided and is presented net of an allowance for credit losses. The allowance includes both an estimate, based on historical rates of collections, and reserves for specific accounts identified as uncollectible. The portion of the allowance that is an estimate based on Cintas' historical rates of collections is recorded for overdue amounts, beginning with a nominal percentage when the account is current and increasing substantially as the account ages. The amount provided as the account ages will differ slightly between the Uniform Rental and Facility Services reportable operating segment, the First Aid and Safety Services reportable operating segment and All Other because of differences in customers served and the nature of each business. When an account is considered uncollectible, it is written off against the allowance for credit losses.

Inventories, net.   Inventories are valued at the lower of cost (first-in, first-out) or net realizable value. Inventories, net are comprised of the following amounts at May 31:

(In thousands)	2024	2023

Raw materials	$16,664	$27,878
Work in process	48,458	56,384
Finished goods	345,079	422,342
	$410,201	$506,604
Inventories are recorded net of reserves for obsolete inventory (excess and slow-moving) of $63.1 million and $80.1 million at May 31, 2024 and 2023, respectively. The inventory obsolescence reserve is determined by specific identification, as well as an estimate based on Cintas' historical rates of obsolescence. Obsolete inventory reserves are recorded in selling and administrative expenses on the consolidated statements of income. Once a specific inventory item is written down to the lower of cost or net realizable value, a new cost basis has been established, and that inventory item cannot subsequently be marked up.

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

Investments.   Cintas' investments primarily consist of the cash surrender value of insurance policies. Investments are generally evaluated for impairment on an annual basis or when indicators of impairment exist. For the fiscal years ended May 31, 2024, 2023 and 2022, no impairment losses were recorded.

Property and equipment.   Property and equipment is stated at cost, less accumulated depreciation or at fair value upon acquisition. Depreciation is calculated using the straight-line method primarily over the following estimated useful lives of the assets based on industry and Cintas specific experience:

Years

Buildings	30 to 40
Building improvements	5 to 20
Equipment	3 to 15
Leasehold improvements	2 to 15
When events or circumstances indicate that the carrying amount of long-lived assets may not be recoverable, the estimated undiscounted future cash flows are compared to the carrying amount of the assets. If the estimated undiscounted future cash flows are less than the carrying amount of the assets, an impairment loss is recorded based on the excess of the carrying amount of the assets over their respective fair values. Fair value is generally determined by discounted cash flows, prices of similar assets or third-party real estate valuations, as appropriate. Cintas did not identify any indicators of impairment for the fiscal years ended May 31, 2024, 2023 or 2022.

Goodwill.  Goodwill, obtained through acquisitions of businesses, is valued at cost less any impairment. Cintas completes an annual impairment test that includes an assessment of qualitative factors, and quantitative, if necessary, including, but not limited to, macroeconomic conditions, industry and market conditions and entity specific factors such as strategies and financial performance. We test for goodwill impairment at the reporting unit level. Cintas has identified four reporting units for purposes of evaluating goodwill impairment: Uniform Rental and Facility Services, First Aid and Safety Services and two reporting units within All Other. Based on the results of the annual impairment tests, Cintas was not required to recognize an impairment of goodwill for the fiscal years ended May 31, 2024, 2023 or 2022. Cintas will continue to perform impairment tests as of March 1 in future years and when indicators of impairment exist.

Service contracts and other assets.  Service contracts and other assets, which consist primarily of capitalized contract costs and noncompete and consulting agreements obtained through acquisitions of businesses, are generally amortized by use of the straight-line method, or an accelerated method that represents the estimated economic benefit, over the estimated lives of the agreements, which are generally 5 to 15 years. Service contracts are determined using a discounted cash flow model. The assumptions and judgments used in these models involve estimates of cash flows and discount rates, among other factors. Because of the assumptions used to value these intangible assets, actual results over time could vary from original estimates. Impairment of service contracts and other assets is determined through specific identification. No impairment has been recognized by Cintas for the fiscal years ended May 31, 2024, 2023 and 2022.

Capitalized contract costs. The Company capitalizes commission expenses paid to our employee-partners when the commissions are deemed to be incremental for obtaining the route servicing customer contract. As permitted by ASC 606, Revenue from Contracts with Customers (ASC 606), the Company has elected to apply the guidance to a portfolio of contracts (or performance obligations) with similar characteristics because the Company reasonably expects that the effects on the consolidated financial statements of applying this guidance to the portfolio would not differ materially from applying this guidance to the individual contracts within the portfolio. The Company also continues to expense certain costs to obtain a contract if those costs do not meet the criteria of ASC 606 or the amortization period of the asset would have been one year or less. The capitalized commissions are amortized on a straight-line basis over the expected period of benefit. We review capitalized commission balances for impairment on an ongoing basis. Capitalized commissions are classified as current or noncurrent based on the timing of when we expect to recognize the expense.

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

Accrued liabilities.  Current accrued liabilities are recorded when it is probable that a liability has occurred, and the amount of the liability can be reasonably estimated. Current accrued liabilities consist of the following at May 31:

(In thousands)	2024	2023

Insurance reserve	176,758	$155,046
Employee benefit related liabilities	188,367	167,095
Dividends	137,609	117,565
Estimated legal reserves	45,000	27,000
Accrued interest	15,050	15,151
Other	198,499	150,647
	$761,283	$632,504
Long-term accrued liabilities consist primarily of retirement obligations, which are described in more detail in Note 10 entitled Employee Benefit Plans, reserves associated with unrecognized tax benefits, which are described in more detail in Note 8 entitled Income Taxes and environmental obligations, which are further described below.

Insurance reserve. The insurance reserve represents the estimated ultimate cost of all asserted and unasserted claims (incurred but not reported), primarily related to workers' compensation, auto liability and other general liability exposure through the consolidated balance sheet dates. Our incurred but not reported reserve is estimated through actuarial procedures, with the assistance of third-party actuarial specialists, of the insurance industry and by using industry assumptions, adjusted for specific expectations based on our claims history. Cintas records an increase or decrease in selling and administrative expenses related to development of prior claims, higher claims activity and other environmental factors in the period in which it becomes known. These changes in estimates may be material to the consolidated financial statements.

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

Pension plans. The Company assumed G&K's noncontributory, defined benefit pension plan (the Pension Plan) covering substantially all employees who were employed as of July 1, 2005, except certain employee-partners who are covered by union-administered plans. Benefits are based on the number of years of service and each employee-partner's compensation near retirement. G&K froze the Pension Plan effective December 31, 2006. Future growth in benefits will not occur after this date. The Company's funding policy provides for contributions of an amount between the minimum required and maximum amount that can be deducted for federal income tax purposes. The funded status is measured as the difference between the fair value of plan assets and the benefit obligation at May 31, the measurement date. The benefit obligation is the projected benefit obligation (PBO). The PBO represents the actuarial present value of benefits expected to be paid upon retirement based on estimated future compensation levels. The measurement of the PBO is based on the Company’s estimates and actuarial valuations. The fair value of plan assets represents the current market value of assets held by an irrevocable trust fund for the sole benefit of participants. These valuations reflect the terms of the Pension Plan and use participant-specific information such as compensation, age and years of service, as well as certain assumptions that require significant judgment, including estimates of discount rates, expected return on plan assets, rate of compensation increases, interest crediting rates and mortality rates. We recognize, as of a measurement date, any unrecognized actuarial net gains or losses that exceed ten percent of the larger of the projected benefit obligations or the plan assets, defined as the "corridor." Amounts outside the corridor are amortized over the plan participants' life expectancy. We determine the expected return on assets using the fair value of plan assets. See Note 10 entitled Employee Benefit Plans.

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

Litigation and other contingencies. Cintas is subject to legal proceedings, insurance receipts, legal settlements and claims arising from the ordinary course of its business, including personal injury, customer contract, environmental and employment claims. U.S. GAAP requires that a liability for contingencies be recorded when it is probable that a liability has occurred, and the amount of the liability can be reasonably estimated. In the opinion of management, the aggregate liability, if any, with respect to such ordinary course of business actions will not have a material adverse effect on the consolidated financial position, consolidated results of operations or consolidated cash flows of Cintas. Cintas is also party to additional litigation not considered in the ordinary course of business. See Note 15 entitled Litigation and Other Contingencies for a detailed discussion of such additional litigation.

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
In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Cintas' assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers between levels for the fiscal years ended May 31, 2024 or 2023. The carrying value of accounts receivable and accounts payable, and other current assets and liabilities, approximate fair value because of the short-term maturity of those instruments.

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

New accounting pronouncements. In November 2023, the FASB issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures (ASU 2023-07). ASU 2023-07 requires additional disclosures pertaining to significant expenses and other items of an entity’s reportable operating segments. ASU 2023-07 is effective for annual periods beginning after December 15, 2023 (fiscal 2025). Early adoption is permitted. The Company is currently evaluating the impact of ASU 2023-07 on the consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures (ASU 2023-09), which expands disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. ASU 2023-09 will be effective for annual periods beginning after December 15, 2024 (fiscal 2026). The Company is currently evaluating the impact of ASU 2023-09 on the consolidated financial statements.

There are no other accounting pronouncements recently issued or newly effective that had, or are expected to have, a material impact on Cintas' consolidated financial statements.

Note 2.  Revenue Recognition
The following table presents Cintas' total revenue disaggregated by operating segment for the fiscal years ended May 31:

(In thousands)	2024		2023		2022

Uniform Rental and Facility Services	$7,465,199	77.8%	$6,897,130	78.2%	$6,226,980	79.3%
First Aid and Safety Services	1,067,334	11.1%	951,496	10.8%	832,458	10.6%
Fire Protection Services	728,610	7.6%	627,747	7.1%	527,517	6.7%
Uniform Direct Sales	335,472	3.5%	339,396	3.9%	267,504	3.4%
Total revenue	$9,596,615	100.0%	$8,815,769	100.0%	$7,854,459	100.0%

The Fire Protection Services and Uniform Direct Sales operating segments are included within All Other as disclosed in Note 14 entitled Operating Segment Information.

Costs to Obtain a Contract
The Company capitalizes commission expenses paid to our employee-partners when the commissions are deemed to be incremental for obtaining the route servicing customer contract. Capitalized commissions are classified as current or noncurrent based on the timing of when we expect to recognize the expense. The current portion is included in prepaid expenses and other current assets, and the noncurrent portion is included in other assets, net on the Company's consolidated balance sheets. As of May 31, 2024, the current and noncurrent assets related to capitalized commissions totaled $94.6 million and $262.5 million, respectively. As of May 31, 2023, the current and noncurrent assets related to capitalized commissions totaled $92.5 million and $251.6 million, respectively. We recorded amortization expense related to capitalized commissions of $101.4 million, $94.8 million and $87.4 million during the fiscal years ended May 31, 2024, 2023 and 2022, respectively. These expenses are classified in selling and administrative expenses on the consolidated statements of income.

Note 3.  Fair Value Disclosures
All financial instruments that are measured at fair value on a recurring basis (at least annually) have been classified within the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the consolidated balance sheet dates. These financial instruments measured at fair value on a recurring basis are summarized below as of May 31:

	2024				2023
(In thousands)	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$342,015	$—	$—	$342,015	$124,149	$—	$—	$124,149
Other assets, net:
Interest rate lock agreements	—	94,829	—	94,829	—	70,449	—	70,449
Total assets at fair value	$342,015	$94,829	$—	$436,844	$124,149	$70,449	$—	$194,598

Cintas' cash and cash equivalents are generally classified within Level 1 of the fair value hierarchy. Financial instruments classified as Level 1 are based on quoted market prices in active markets. The types of financial instruments Cintas classifies within Level 1 include most bank deposits and money market securities. Cintas does not adjust the quoted market price for such financial instruments.

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

Note 4.  Property and Equipment
Cintas' property and equipment is summarized as follows at May 31:

(In thousands)	2024	2023

Land	$194,661	$190,707
Buildings and improvements	744,617	714,376
Equipment	2,963,860	2,699,728
Leasehold improvements	46,490	44,897
Construction in progress	166,616	109,037
	4,116,244	3,758,745
Accumulated depreciation	(2,582,076)	(2,362,269)
Property and equipment, net	$1,534,168	$1,396,476

Cintas capitalizes certain expenditures for software that are purchased or internally developed for use in business. Included in equipment at May 31, 2024 and 2023, were $335.5 million and $308.5 million, respectively, of internal use software. Included in construction in progress at May 31, 2024 and 2023, were $39.0 million and $11.0 million, respectively, of certain expenditures for software that are purchased or internally developed for use in business. Amortization of internal use software begins when the software is ready for service and continues on the straight-line method over the estimated useful life, generally 10 years. Accumulated amortization related to internal use software was $228.7 million and $202.0 million at May 31, 2024 and 2023, respectively. We recorded amortization expense related to internal use software of $26.6 million, $24.5 million and $23.5 million for the fiscal years ended May 31, 2024, 2023 and 2022, respectively. These expenses are classified in selling and administrative expenses on the consolidated statements of income.

Note 5.  Goodwill, Service Contracts and Other Assets
Changes in the carrying amount of goodwill and service contracts by reportable operating segment and All Other, are presented in the following tables:

Goodwill (In thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Total

Balance at June 1, 2022	$2,635,099	$285,769	$122,108	$3,042,976
Goodwill acquired	18,729	8,624	4,678	32,031
Foreign currency translation	(17,221)	(1,525)	(60)	(18,806)
Balance at May 31, 2023	2,636,607	292,868	126,726	3,056,201
Goodwill acquired	137,888	962	18,389	157,239
Foreign currency translation	(930)	(83)	(3)	(1,016)
Balance at May 31, 2024	$2,773,565	$293,747	$145,112	$3,212,424

Service Contracts (In thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Total

Balance at June 1, 2022	$349,634	$24,144	$17,860	$391,638
Service contracts acquired	6,942	2,299	1,757	10,998
Service contracts amortization	(43,356)	(5,149)	(4,230)	(52,735)
Foreign currency translation	(3,190)	(137)	—	(3,327)
Balance at May 31, 2023	310,030	21,157	15,387	346,574
Service contracts acquired	25,430	290	3,696	29,416
Service contracts amortization	(44,932)	(5,254)	(3,882)	(54,068)
Foreign currency translation	(30)	10	—	(20)
Balance at May 31, 2024	$290,498	$16,203	$15,201	$321,902
Information regarding Cintas' service contracts, net and other assets, net is as follows as of May 31:

	2024			2023
(In thousands)	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net

Service contracts	$1,033,762	$711,860	$321,902	$1,004,754	$658,180	$346,574

Capitalized contract costs (1)	$777,535	$515,041	$262,494	$665,705	$413,680	$252,025
Noncompete and consulting agreements and other	233,334	70,877	162,457	198,260	67,294	130,966
Other assets	$1,010,869	$585,918	$424,951	$863,965	$480,974	$382,991
(1)     The current portion of capitalized contract costs, included in prepaid expenses and other current assets on the consolidated balance sheets as of May 31, 2024 and 2023, was $94.6 million and $92.5 million, respectively.

Amortization expense for service contracts and other assets was $158.9 million, $150.0 million and $148.4 million for the fiscal years ended May 31, 2024, 2023 and 2022, respectively. At May 31, 2024, the weighted average amortization period for service contracts, capitalized contract costs, noncompete and consulting agreements and other was 13 years, 7 years, 5 years and 10 years, respectively. As of May 31, 2024, the estimated future amortization expense for service contracts and other assets, excluding any future acquisitions and commissions to be earned, is as follows:

Fiscal Year (In thousands)
2025	$153,196
2026	131,944
2027	108,356
2028	82,940
2029	68,698
Thereafter	145,164
Total future amortization expense	$690,298

Note 6.  Debt, Derivatives and Hedging Activities
Cintas' outstanding debt is summarized as follows at May 31:

(In thousands)	Interest Rate	Fiscal Year Issued	Fiscal Year Maturity	2024	2023

Debt due within one year
Senior notes (1)	3.11%	2015	2025	$50,294	$—
Senior notes	3.45%	2022	2025	400,000	—
Debt issuance costs				(699)	—
Total debt due within one year				$449,595	$—

Debt due after one year
Senior notes (1)	3.11%	2015	2025	$—	$50,630
Senior notes	3.45%	2022	2025	—	400,000
Senior notes	3.70%	2017	2027	1,000,000	1,000,000
Senior notes	4.00%	2022	2032	800,000	800,000
Senior notes	6.15%	2007	2037	236,550	250,000
Debt issuance costs				(10,616)	(14,225)
Total debt due after one year				$2,025,934	$2,486,405
(1)    Cintas assumed these senior notes with the acquisition of G&K in the fourth quarter of fiscal 2017, and they were recorded at fair value. The interest rate shown above is the effective interest rate until repayment in fiscal 2025.
The average interest rate for all Cintas debt at May 31, 2024 was 4.0%, with maturity dates through fiscal year 2037. Cintas' senior notes, excluding G&K senior notes assumed with the acquisition of G&K in fiscal 2017, are recorded at cost, net of debt issuance costs. The fair value of the long-term debt is estimated using Level 2 inputs based on general market prices. The carrying value and fair value of Cintas' debt as of May 31, 2024 were $2,486.6 million and $2,392.8 million, respectively, and as of May 31, 2023 were $2,500.0 million and $2,443.8 million, respectively.

During the fiscal year ended May 31, 2024, Cintas repurchased and subsequently retired, $13.5 million of its 6.15%, 30-year senior notes. In conjunction with these transactions Cintas recognized a loss of $0.9 million, which is recorded in interest expense on the consolidated statement of income for the fiscal year ended May 31, 2024. During the fiscal year ended May 31, 2023, Cintas paid $261.2 million, net of commercial paper. On April 17, 2023, in accordance with the terms of the notes, Cintas paid the $50.0 million aggregate principal amount outstanding of its 3.73%, private placement, 10-year senior notes that matured on that date with proceeds from short-term commercial paper issuance.

Letters of credit outstanding were $118.0 million and $99.6 million at May 31, 2024 and 2023, respectively. Maturities of debt during each of the next five fiscal years are $450.0 million, $0.0 million, $1,000.0 million, $0.0 million and $0.0 million, respectively.

Interest paid was $100.8 million, $111.5 million and $97.8 million for the fiscal years ended May 31, 2024, 2023 and 2022, respectively.

The credit agreement that supports our commercial paper program has capacity under the revolving credit facility of $2.0 billion. The credit agreement has an accordion feature that provides Cintas the ability to request increases to the borrowing commitments under the revolving credit facility of up to $500.0 million in the aggregate, subject to customary conditions. The maturity date of the revolving credit facility is March 23, 2027. As of both May 31, 2024 and 2023, there was no commercial paper outstanding and no borrowings on our revolving credit facility. The fair value of the commercial paper, if any, which approximates carrying value, is estimated using level 2 inputs based on general market prices and interest rates.

Cintas uses interest rate locks to manage its overall interest expense as interest rate locks effectively change the interest rate of specific debt issuances. The interest rate locks are entered into to protect against unfavorable movements in the benchmark treasury rate related to forecasted debt issuances. Cintas used interest rate locks, which represent cash flow hedges, to hedge against movements in the treasury rates at the time Cintas issued its senior notes in fiscal 2007, fiscal 2017 and fiscal 2022. The amortization of the interest rate locks resulted in a decrease to other comprehensive income of $6.0 million, $6.1 million and $2.1 million for the fiscal years ended May 31, 2024, 2023 and 2022, respectively.

During fiscal 2022 and fiscal 2020, Cintas entered into interest rate lock agreements for forecasted debt issuances. The aggregate notional value of outstanding cash flow hedges was $500.0 million at both May 31, 2024 and 2023. The fair values of the outstanding interest rate locks, for forecasted debt issuances, which are included in other assets, net, are summarized as follows at May 31:

Fiscal Year of Issuance (in thousands)	2024	2023

2022	$56,717	$44,803
2020	$38,112	$25,646
The interest rate locks are also recorded in other comprehensive income (loss), net of tax. The interest rate locks had no impact on net income or cash flows for the fiscal years ended May 31, 2024 or 2023.

Cintas' debt agreements contain certain covenants. These covenants limit Cintas' ability to incur certain liens and priority debt, to engage in sale-leaseback transactions and to merge, consolidate or sell all or substantially all of Cintas' assets. These covenants also require Cintas to maintain certain debt to consolidated EBITDA and interest coverage ratios. Cross-default provisions exist between certain debt instruments. If a default of a significant covenant were to occur, the default could result in an acceleration of the maturity of the indebtedness, impair liquidity and limit the ability to raise future capital. Cintas was in compliance with all of the debt covenants for all periods presented.

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

Operating lease costs, including short-term lease expense and variable lease costs which were immaterial in each period, were $83.2 million, $79.8 million and $74.5 million for the fiscal years ended May 31, 2024, 2023 and 2022, respectively.

The following table provides supplemental information related to the Company's consolidated statements of cash flows for the fiscal years ended May 31:

(In thousands)	2024	2023

Cash paid for amounts included in the measurement of operating lease liabilities	$51,790	$49,936
Operating lease right-of-use assets obtained in exchange for new and renewed operating lease liabilities	$54,595	$54,214
Operating lease right-of-use assets acquired in business combinations	$334	$—

Other information related to the operating lease right-of-use assets, net and operating lease liabilities was as follows at May 31:

	2024	2023

Weighted-average remaining lease term - operating leases	5.15 years	5.28 years
Weighted-average discount rate - operating leases	3.48%	2.87%

The contractual future minimum lease payments of Cintas' operating lease liabilities by fiscal year are as follows as of May 31, 2024:

(In thousands)

2025	$51,323
2026	44,543
2027	35,040
2028	29,216
2029	21,136
Thereafter	30,211
Total payments	211,469
Less interest	(18,918)
Total present value of lease payments	$192,551

Note 8.  Income Taxes
Income before income taxes consists of the following components for the fiscal years ended May 31:

(In thousands)	2024	2023	2022

U.S. operations	$1,860,859	$1,632,391	$1,445,719
Foreign operations	112,776	60,757	53,049
	$1,973,635	$1,693,148	$1,498,768

Income tax expense consists of the following components for the fiscal years ended May 31:

(In thousands)	2024	2023	2022

Current:
Federal	$327,616	$248,413	$162,269
State and local	79,583	56,589	32,431
Foreign	25,344	13,205	16,676
	432,543	318,207	211,376
Deferred	(30,500)	26,931	51,635
	$402,043	$345,138	$263,011

Reconciliation of income tax expense using the statutory rate and actual income tax expense is as follows for the fiscal years ended May 31:

(In thousands)	2024	2023	2022

Income taxes at the U.S. federal statutory rate	$414,463	$355,561	$314,741
Permanent differences (1)	(67,310)	(59,502)	(85,413)
State and local income taxes, net of federal benefit	49,560	46,245	33,547
Other	5,330	2,834	136
	$402,043	$345,138	$263,011
(1)    Primarily consists of the excess tax benefits related to stock-based compensation.

The components of deferred income taxes included on the consolidated balance sheets are as follows at May 31:

(In thousands)	2024	2023

Deferred tax assets:
Reserves related to accounts receivable	$13,478	$12,562
Inventory reserves	18,913	22,822
Insurance reserves	45,154	45,153
Stock-based compensation	71,146	63,186
Net operating loss and foreign related carry-forwards	2,169	—
Operating lease liabilities	48,964	46,258
Deferred compensation and other	114,786	92,538
	314,610	282,519
Valuation allowance	(2,129)	—
	312,481	282,519
Deferred tax liabilities:
Uniform and other rental items in service	251,394	248,883
Property and equipment	175,214	171,971
Intangibles and other amortizable assets	178,583	190,299
Treasury locks	37,202	32,830
Capitalized contract costs	91,551	88,056
Operating lease right-of-use assets	48,964	46,258
State taxes and other	5,085	2,578
	787,993	780,875
Net deferred tax liability	$475,512	$498,356

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

Income taxes paid were $423.1 million, $291.9 million and $208.5 million for the fiscal years ended May 31, 2024, 2023 and 2022, respectively.

As of May 31, 2024 and 2023, there was $32.7 million and $29.3 million, respectively, in total unrecognized tax benefits, which, if recognized, would favorably impact Cintas' effective tax rate. Cintas recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense in the consolidated statements of income, which is consistent with the recognition of these items in prior reporting periods. The total amount accrued for interest and penalties as of May 31, 2024 and 2023, was $2.8 million and $3.2 million, respectively. Cintas records this tax liability in long-term accrued liabilities on the consolidated balance sheets.

A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits (exclusive of interest and penalties) is as follows:

(In thousands)

Balance at June 1, 2022	$37,574
Additions for tax positions of the current year	6,904
Additions for tax positions of prior years	6,821
Settlements	(12,937)
Statute expirations	(1,608)
Balance at May 31, 2023	36,754
Additions for tax positions of the current year	10,895
Additions for tax positions of prior years	4,864
Settlements	(7,325)
Statute expirations	(3,442)
Balance at May 31, 2024	$41,746

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

All U.S. federal income tax returns are closed to audit through fiscal 2020. Cintas is currently in various audits in certain foreign jurisdictions and certain domestic states. The years under foreign and domestic state audits cover fiscal years back to 2018. Based on the status and resolution of the various audits and other potential regulatory developments, it is expected that the balance of unrecognized tax benefits will not materially change for the fiscal year ending May 31, 2025.

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

Note 9.  Acquisitions
The purchase price paid for each acquisition has been allocated to the fair value of the assets acquired and liabilities assumed. Cintas acquired the following number of individually immaterial businesses by reportable operating segment and All Other during the fiscal years ended May 31:

	2024	2023

Uniform Rental and Facility Services	7	4
First Aid and Safety Services	1	6
All Other	8	9
The following summarizes the aggregate purchase price and fair value allocations for all businesses acquired during the fiscal years ended May 31:

(In thousands)	2024	2023

Fair value of tangible assets acquired	$14,350	$6,133
Fair value of service contracts acquired	29,416	10,998
Fair value of other intangibles acquired	5,278	1,561
Net goodwill recognized	157,239	31,847
Total fair value of assets acquired	206,283	50,539
Total fair value of liabilities assumed	—	(61)
Total fair value of net assets acquired, net of cash acquired	206,283	50,478
Deferred purchase price consideration	(19,446)	(4,121)
Total cash consideration for acquisitions, net of cash acquired	$186,837	$46,357
Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The factors contributing to the recognition of goodwill were based on strategic benefits that are expected to be realized from the acquisitions. None of the goodwill is expected to be deductible for income tax purposes.
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

Note 10.  Employee Benefit Plans
Pension Plans
In conjunction with the acquisition of G&K in fiscal 2017, Cintas assumed the Pension Plan that covers substantially all legacy G&K employees who were employed as of July 1, 2005, except certain employees who were covered by union-administered plans. Benefits are based on the number of years of service and each employee’s compensation near retirement. We will make annual contributions to the Pension Plan consistent with federal funding requirements. The Pension Plan was frozen by G&K effective December 31, 2006. Future growth in benefits will not occur beyond this date. Applicable accounting standards require that the consolidated balance sheets reflect the funded status of the Pension Plan. The funded status of the Pension Plan is measured as the difference between the plan assets at fair value and the PBO. The PBO represents the actuarial present value of benefits expected to be paid upon retirement based on estimated future compensation levels. The measurement of the PBO is based on the Company’s estimates and actuarial valuations. Unrecognized differences between actual amounts and estimates based on actuarial assumptions are included in accumulated other comprehensive income (loss) on our consolidated balance sheets. The difference between actual amounts and estimates based on actuarial assumptions are recognized in other comprehensive income (loss), net of tax, in the period in which they occur. The estimated amortization from accumulated other comprehensive income (loss) into net periodic benefit cost (benefit) during fiscal year 2025 is not material.

Information on the Pension Plan obligations and funded status are presented in the following table at May 31:

(In thousands)	2024	2023

Change in benefit obligation:
Projected benefit obligation, beginning of year	$77,739	$84,546
Interest cost	3,423	3,089
Actuarial gain	(3,052)	(6,556)
Benefits paid	(3,128)	(3,340)
Plan settlements (1)	(10,671)	—
Projected benefit obligation, end of year	$64,311	$77,739

Change in plan assets:
Fair value of plan assets, beginning of year	$60,038	$66,723
Actual gain (loss) on plan assets	1,212	(3,345)
Employer contributions	821	—
Benefits paid	(3,128)	(3,340)
Plan settlements (1)	(10,671)	—
Fair value of plan assets, end of year	$48,272	$60,038

Funded status-net amount recognized	$(16,039)	$(17,701)
(1)Plan settlements in fiscal 2024 are the result of lump-sum payments to participants exiting the Pension Plan.

The net pension liability of $16.0 million and $17.7 million was included in long-term accrued liabilities on the consolidated balance sheets as of May 31, 2024 and 2023, respectively. An unrecognized net actuarial loss of $0.8 million and $3.0 million related to the Pension Plan was included in other within the accumulated other comprehensive income (loss) on the consolidated balance sheets at May 31, 2024 and 2023, respectively.

The components of net periodic pension cost (benefit) are summarized as follows for the fiscal years ended May 31:

(In thousands)	2024	2023

Interest cost	$3,423	$3,089
Expected return on assets	(2,521)	(3,350)
Plan settlements loss	461	—
Net periodic pension cost (benefit)	$1,363	$(261)

Assumptions
The following weighted average assumptions were used to determine the PBO for the Pension Plan for the fiscal years ended May 31:

	2024	2023
Discount rate	5.36%	4.89%

The following weighted average assumptions were used to determine net periodic pension cost (benefit) for the Pension Plan for the fiscal years ended May 31:

	2024	2023
Discount rate	4.89%	4.11%
Expected return on plan assets	4.90%	5.20%

Plan Assets
The asset allocations in the Pension Plan are as follows at May 31:

	2024	2024	2023
	Target Asset Allocation	Actual Asset Allocation	Actual Asset Allocation

Large cap equity	26.0%	25.7%	27.3%
Small cap equity	5.0%	4.5%	5.2%
International equity	8.0%	7.9%	8.8%
Fixed income	45.0%	45.9%	44.8%
Absolute return strategy funds	16.0%	12.5%	13.6%
Cash	0.0%	3.5%	0.3%
Total	100.0%	100.0%	100.0%

Our investment committee, assisted by outside consultants, evaluates the objectives and investment policies concerning our long-term investment goals and asset allocation strategies. Pension Plan assets are invested in various asset classes that are expected to produce a sufficient level of diversification and investment return over the long term. To develop the expected long-term rate of return on asset assumptions, we consider the historical returns and future expectations of returns for each asset class, as well as the target asset allocation, changes in investments expenses and investment goals of the pension portfolio. This resulted in the selection of 4.90% expected return on Pension Plan assets for fiscal year 2024 and 5.20% expected return on Pension Plan assets for fiscal year 2023. The investment goals are (1) to meet or exceed the assumed actuarial rate of return over the long term within reasonable and prudent levels of risk, and (2) to preserve the real purchasing power of assets to meet future obligations. The nature and duration of benefit obligations, along with assumptions concerning asset class returns and return correlations, are considered when determining an appropriate asset allocation to achieve the investment objectives. Pension Plan assets for our qualified pension plans are held in a trust for the benefit of the plan participants and are invested in a diversified portfolio of equity investments, fixed income investments and cash. Risk targets are established and monitored against acceptable ranges. All investment policies and procedures are designed to ensure that the plans' investments are in compliance with the Employee Retirement Income Security Act. Guidelines are established defining permitted investments within each asset class.

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

Information on the Pension Plan assets, using the fair value hierarchy discussed in Note 1 entitled Significant Accounting Polices, is as follows as of May 31:

	2024				2023
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Cash equivalents	$1,813	$—	$—	$1,813	$211	$—	$—	$211
U.S. government securities	1,155	3,199	—	4,354	2,983	2,280	—	5,263
Corporate debt	—	17,288	—	17,288	—	21,437	—	21,437
Municipal obligations	—	143	—	143	—	151	—	151
Mutual funds:
U.S. securities	20,881	—	—	20,881	27,681	—	—	27,681
International securities	3,793	—	—	3,793	5,295	—	—	5,295
Total	$27,642	$20,630	$—	$48,272	$36,170	$23,868	$—	$60,038
Cintas’ Pension Plan assets are generally classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources, primarily matrix pricing, with reasonable levels of price transparency. Matrix pricing, primarily used for marketable debt securities, is based on quoted prices for securities with similar coupons, ratings and maturities, rather than on specific bids and offers for the specific security. The types of financial instruments based on quoted market prices in active markets generally include cash equivalents (money market securities), certain U.S government securities and mutual funds. Such instruments are generally classified within Level 1 of the fair value hierarchy. The Company does not adjust the quoted market price for such financial instruments.

The types of financial instruments valued based on quoted market prices in markets that are not active, broker or dealer quotations, or alternative pricing sources, including matrix pricing, with reasonable levels of price transparency include marketable debt securities, such as U.S. government securities and corporate bonds. Such financial instruments are generally classified within Level 2 of the fair market value hierarchy. All the Company’s marketable debt securities are actively traded, and the recorded fair value reflects current market conditions. However, due to the inherent volatility in the investment market, there is at least a reasonable possibility that recorded investment values may change by a material amount in the near term.

We expect to make contributions of approximately $5.1 million to the Pension Plan during the next 12 months. The Pension Plan benefit payments expected to be paid for each of the next five fiscal years and thereafter are $3.7 million, $3.9 million, $4.1 million, $4.2 million, $4.4 million and $44.0 million, respectively.

Future changes in plan asset returns, assumed discount rates and various other factors related to the Pension Plan will impact future net periodic pension cost (benefit) and liabilities, however, any changes would not have a material impact on our consolidated results of operations and consolidated financial position.

Cintas also administers a pension plan that was assumed in a previous acquisition and is immaterial for detailed disclosure purposes. As of May 31, 2024 and 2023, the fair value of this pension plan's total assets was $8.7 million and $7.8 million, respectively, and the PBO was $6.8 million and $6.9 million, respectively.

Non-Contributory Retirement Plans
Cintas' Partners' Plan (the Plan) is a non-contributory profit sharing plan and Employee Stock Ownership Plan (ESOP) for the benefit of substantially all U.S. Cintas employee-partners who have completed one year of service. The Plan also includes a 401(k) savings feature covering substantially all U.S. employee-partners. The amounts of contributions to the Plan and ESOP, as well as the matching contribution to the 401(k), are made at the discretion of the Board of Directors (the Board). Total contributions, including Cintas' matching contributions, which approximate cost, were $115.1 million, $99.1 million and $85.0 million for the fiscal years ended May 31, 2024, 2023 and 2022, respectively. The expense associated with these contributions was recorded in selling and administrative expenses on the consolidated statements of income.

Cintas has a non-contributory deferred profit sharing plan (DPSP), which covers substantially all Canadian employee-partners. In addition, a registered retirement savings plan (RRSP) is offered to those employee-partners. The amounts of contributions to the DPSP, as well as the matching contribution to the RRSP, are made at the discretion of the Board. Total contributions, which approximate cost, were $4.2 million, $3.7 million and $3.4 million for the fiscal years ended May 31, 2024, 2023 and 2022, respectively. The expense associated with these contributions was recorded in selling and administrative expenses on the consolidated statements of income.

Cintas has a supplemental executive retirement plan (SERP) subject to Section 409A of the Internal Revenue Code for the benefit of certain highly compensated Cintas employee-partners. The SERP allows participants to defer the receipt of compensation which would otherwise become payable to them. Matching contributions are made at the discretion of the Board. Total matching contributions, which approximates cost, were $13.1 million, $12.3 million and $10.5 million for the fiscal years ended May 31, 2024, 2023 and 2022, respectively. The expense associated with these contributions was recorded in selling and administrative expenses on the consolidated statements of income.

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

Basic Earnings per Share (In thousands except per share data)	2024	2023	2022

Net income	$1,571,592	$1,348,010	$1,235,757
Less: net income allocated to participating securities	5,928	5,463	6,132
Net income available to common shareholders	$1,565,664	$1,342,547	$1,229,625
Basic weighted average common shares outstanding	101,653	101,645	103,172

Basic earnings per share	$15.40	$13.21	$11.92

Diluted Earnings per Share (In thousands except per share data)	2024	2023	2022

Net income	$1,571,592	$1,348,010	$1,235,757
Less: net income allocated to participating securities	5,928	5,463	6,132
Net income available to common shareholders	$1,565,664	$1,342,547	$1,229,625
Basic weighted average common shares outstanding	101,653	101,645	103,172
Effect of dilutive securities – employee stock options	1,714	1,732	2,351
Diluted weighted average common shares outstanding	103,367	103,377	105,523

Diluted earnings per share	$15.15	$12.99	$11.65

For the fiscal years ended May 31, 2024, 2023 and 2022, options granted to purchase 0.4 million, 1.0 million and 0.5 million shares of Cintas common stock, respectively, were excluded from the computation of diluted earnings per share. The exercise prices of these options were greater than the average market price of the common shares (anti-dilutive).

On October 29, 2019, we announced the Board authorized a $1.0 billion share buyback program, which was completed during the first quarter of fiscal 2022. On July 27, 2021, we announced that the Board authorized a $1.5 billion share buyback program, which was completed during the fourth quarter of fiscal 2024. From the inception of the July 27, 2021 share buyback program through May, 2024, Cintas has purchased a total of 3.6 million shares of Cintas common stock at an average price of $421.77 per share for a total purchase price of

$1.5 billion. On July 26, 2022, Cintas announced that the Board authorized a new $1.0 billion share buyback program, which does not have an expiration date.
The following table summarizes the buyback activity by program and fiscal years ended May 31:

	2024			2023			2022
Buyback Program (In thousands except per share data)	Shares	Average Price per Share	Purchase Price	Shares	Average Price per Share	Purchase Price	Shares	Average Price per Share	Purchase Price

October 29, 2019	—	$—	$—	—	$—	$—	1,590	$365.41	$581,220
July 27, 2021	856	535.21	458,284	550	396.69	218,288	2,150	383.01	823,429
July 26, 2022	85	673.78	57,104	—	—	—	—	—	—
	941	$547.69	$515,388	550	$396.69	$218,288	3,740	$375.53	$1,404,649

Shares acquired for taxes due (1)	331	$557.34	$184,645	430	$420.21	$180,577	305	$397.16	$121,224

Total repurchase of Cintas common stock			$700,033			$398,865			$1,525,873
(1) Shares of Cintas stock acquired for employee-partner payroll taxes due on options exercised and vested restricted stock awards.

In addition to the share buyback activity presented above, beginning in fiscal 2022, Cintas acquired shares of Cintas common stock, via non-cash transactions, in connection with net-share settlements of option exercises. The following table summarizes Cintas' non-cash share buyback activity for the fiscal years ended May 31:

	2024			2023			2022
Buyback Program (In thousands except per share data)	Shares	Average Price per Share	Non-Cash Value	Shares	Average Price per Share	Non-Cash Value	Shares	Average Price per Share	Non-Cash Value

Non-cash transaction activity	283	$548.74	$155,403	360	$424.86	$152,983	71	$402.73	$28,670

In the period subsequent to May 31, 2024, through July 25, 2024, under the July 26, 2022 share buyback plan, we purchased 0.7 million shares of Cintas common stock at an average price of $693.58 for a total purchase price of $473.6 million. From the inception of the July 26, 2022 share buyback program through July 25, 2024, Cintas has purchased 0.8 million shares of Cintas common stock in the aggregate, at an average price of $691.40 per share, for a total purchase price of $530.7 million.

Common Stock Split
On May 2, 2024, the Company announced a 4-for-1 split of its common stock. Shareholders of record, as of September 4, 2024, will receive three additional shares for each share held, which will be distributed after market close on September 11, 2024. The Company's shares are expected to begin trading on a post-split basis at the market open on September 12, 2024.

The following table presents unaudited proforma earnings per share on a post-split basis for the fiscal years ended May 31:

(In thousands except per share data)	2024	2023	2022

Net income allocated to common shareholders, as reported	$1,565,664	$1,342,547	$1,229,625

Proforma basic weighted average common shares outstanding	406,612	406,580	412,688
Proforma effect of dilutive securities - employee stock options	6,856	6,928	9,404
Proforma diluted weighted average common shares outstanding	413,468	413,508	422,092

Proforma basic earnings per share	$3.85	$3.30	$2.98
Proforma diluted earnings per share	$3.79	$3.25	$2.91

Note 12.  Stock-Based Compensation
On August 2, 2016, the Board approved and adopted the Cintas Corporation 2016 Equity and Incentive Compensation Plan (the 2016 Plan) to replace the Cintas' 2005 Equity Compensation Plan, as amended (the 2005 Plan). The 2016 Plan was approved by Cintas shareholders at its Annual Meeting on October 18, 2016, at which time the 2016 Plan became effective. Under the 2016 Plan, Cintas may grant officers and key employee-partners equity compensation in the form of stock options, stock appreciation rights, restricted and unrestricted stock awards, performance awards and other stock unit awards representing up to an aggregate of 12,500,000 shares of Cintas' common stock. Any shares of common stock that remained available under the 2005 Plan became part of the total available share balance of 12,500,000 shares under the 2016 Plan. At May 31, 2024, 4,982,123 shares of common stock were reserved for future issuance under the 2016 Plan. Total compensation cost for stock-based awards was $117.0 million, $103.6 million and $109.3 million for the fiscal years ended May 31, 2024, 2023 and 2022, respectively. Cintas accounts for forfeitures of stock-based awards as they occur. The total income tax benefit recognized in the consolidated statements of income for share-based compensation arrangements was $29.8 million, $26.4 million and $27.9 million for the fiscal years ended May 31, 2024, 2023 and 2022, respectively.

Stock Options
Stock options are granted at the fair market value of the underlying common stock on the date of grant. The option terms are determined by the Compensation Committee of the Board, but no stock option may be exercised later than 10 years after the date of the grant. The option awards generally have 10-year terms with graded vesting in years 3 through 5 based on continuous service during that period. The majority of stock option grants occur in the first quarter of each fiscal year in connection with the annual grant, which is earned in the prior fiscal year. Cintas recognizes compensation expense for these options using the straight-line recognition method over the vesting period.

The fair value of options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions for the fiscal years ended May 31:

	2024	2023	2022

Risk-free interest rate	3.9%	2.8%	0.8%
Dividend yield	1.1%	1.1%	1.2%
Expected volatility of Cintas' common stock	26.9%	26.0%	25.2%
Expected life of the option in years	5.5	5.5	5.5
The risk-free interest rate is based on U.S. government issues with a remaining term equal to the expected life of the stock options. The determination of expected volatility is based on historical volatility of Cintas' common stock over the period commensurate with the expected term of stock options, as well as other relevant factors. The weighted average expected term was determined based on the historical employee exercise behavior of the options. The weighted-average fair value of stock options granted during fiscal 2024, 2023 and 2022 was $191.15, $136.64 and $100.07, respectively.

The information presented in the following table relates primarily to stock options granted and outstanding under either the 2016 Plan or under previously adopted plans:

	Shares	Weighted Average Exercise Price

Outstanding, June 1, 2021 (1,548,867 shares exercisable)	6,055,524	$191.11
Granted	531,963	398.92
Canceled	(877)	116.25
Forfeited	(260,249)	273.53
Exercised	(1,238,959)	118.21
Outstanding, May 31, 2022 (1,575,999 shares exercisable)	5,087,402	230.62
Granted	579,146	464.91
Canceled	(1,710)	65.79
Forfeited	(162,598)	339.49
Exercised	(1,074,488)	145.19
Outstanding, May 31, 2023 (1,546,346 shares exercisable)	4,427,752	278.01
Granted	408,497	662.31
Canceled	—	—
Forfeited	(110,593)	411.35
Exercised	(913,398)	171.64
Outstanding, May 31, 2024 (1,385,992 shares exercisable)	3,812,258	$342.91

The intrinsic value of stock options exercised was $359.8 million, $302.9 million and $348.3 million for the fiscal years ended May 31, 2024, 2023 and 2022, respectively. The total cash received from employees as a result of employee stock option exercises for the fiscal years ended May 31, 2024, 2023 and 2022 was $1.4 million, $3.0 million and $117.7 million, respectively.

The fair value of stock options vested was $34.3 million, $37.9 million and $36.7 million for the fiscal years ended May 31, 2024, 2023 and 2022, respectively.

The following table summarizes the information related to stock options outstanding at May 31, 2024:

		Outstanding Options		Exercisable Options
Range of Exercise Prices	Number Outstanding	Average Remaining Option Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$63.45 - $206.99	1,012,683	3.11	$152.06	1,006,059	$151.83
$213.37 - $388.19	924,792	5.76	282.38	368,646	270.37
$388.86 - $397.83	951,732	7.55	392.50	587	388.86
$401.47 - $687.03	923,051	9.43	561.79	10,700	422.39
$63.45 - $687.03	3,812,258	6.39	$342.91	1,385,992	$185.55

At May 31, 2024, the aggregate intrinsic value of stock options outstanding and exercisable was $1,278.4 million and $682.5 million, respectively. The weighted-average remaining contractual term of stock options exercisable is 3.8 years.

Restricted Stock Awards
Restricted stock awards consist of Cintas' common stock that is subject to such conditions, restrictions and limitations as the Compensation Committee of the Board determines to be appropriate. The vesting period is generally three years after the grant date. The recipient of restricted stock awards will have all rights of a shareholder of Cintas, including the right to vote and the right to receive cash dividends during the vesting period. Cintas recognizes compensation expense for these restricted stock awards using the straight-line recognition method over the vesting period.

The information presented in the following table relates to restricted stock awards granted and outstanding under either the 2016 Plan or under previously adopted plans:

	Shares	Weighted Average Grant Price

Outstanding, unvested grants at June 1, 2021	1,241,223	$264.63
Granted	189,874	398.30
Forfeited	(66,589)	323.00
Vested	(527,899)	213.36
Outstanding, unvested grants at May 31, 2022	836,609	331.95
Granted	187,750	470.11
Forfeited	(51,200)	384.61
Vested	(286,529)	267.65
Outstanding, unvested grants at May 31, 2023	686,630	392.02
Granted	173,194	673.55
Forfeited	(44,838)	432.79
Vested	(161,960)	301.83
Outstanding, unvested grants at May 31, 2024	653,026	$490.32

The remaining unrecognized compensation cost related to unvested stock options and restricted stock at May 31, 2024 was $310.4 million. The weighted-average period of time over which this cost will be recognized is 2.2 years.

Note 13.  Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss), net of tax:

(In thousands)	Foreign Currency	Unrealized Income on Interest Rate Locks	Other	Total

Balance at June 1, 2022	$17,006	$92,688	$(1,777)	$107,917
Other comprehensive (loss) income before reclassifications	(34,007)	10,111	(158)	(24,054)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(6,085)	—	(6,085)
Net current period other comprehensive (loss) income	(34,007)	4,026	(158)	(30,139)
Balance at May 31, 2023	(17,001)	96,714	(1,935)	77,778
Other comprehensive (loss) income before reclassifications	(1,291)	18,163	2,535	19,407
Amounts reclassified from accumulated other comprehensive income (loss)	—	(5,984)	—	(5,984)
Net current period other comprehensive (loss) income	(1,291)	12,179	2,535	13,423
Balance at May 31, 2024	$(18,292)	$108,893	$600	$91,201

The following table summarizes the reclassifications out of accumulated other comprehensive income (loss) during the fiscal years ended May 31:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line in the Consolidated Statements of Income

(In thousands)	2024	2023

Amortization of interest rate locks	$7,998	$8,134	Interest expense
Tax expense	(2,014)	(2,049)	Income taxes
Amortization of interest rate locks, net of tax	$5,984	$6,085

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

Cintas evaluates the performance of each operating segment based on several factors of which the primary financial measures are revenue and operating income. The accounting policies of the operating segments are the same as those described in Note 1 entitled Significant Accounting Policies. Information related to the operations of Cintas' reportable operating segments and All Other is set forth below:

(In thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Corporate (1)	Total
May 31, 2024
Revenue	$7,465,199	$1,067,334	$1,064,082	$—	$9,596,615
Gross margin	$3,600,128	$592,656	$493,632	$—	$4,686,416
Selling and administrative expenses	1,940,627	353,503	323,653	—	2,617,783
Operating income	$1,659,501	$239,153	$169,979	$—	$2,068,633
Depreciation and amortization	$340,426	$81,342	$20,616	$—	$442,384
Capital expenditures	$261,225	$100,025	$48,219	$—	$409,469
Total assets	$7,503,043	$730,003	$593,756	$342,015	$9,168,817

May 31, 2023
Revenue	$6,897,130	$951,496	$967,143	$—	$8,815,769
Gross margin	$3,264,955	$482,088	$426,325	$—	$4,173,368
Selling and administrative expenses	1,786,198	301,398	283,108	—	2,370,704
Operating income	$1,478,757	$180,690	$143,217	$—	$1,802,664
Depreciation and amortization	$326,185	$62,059	$20,918	$—	$409,162
Capital expenditures	$227,436	$76,549	$27,124	$—	$331,109
Total assets	$7,176,257	$703,226	$542,724	$124,149	$8,546,356

May 31, 2022
Revenue	$6,226,980	$832,458	$795,021	$—	$7,854,459
Gross margin	$2,910,547	$372,193	$349,506	$—	$3,632,246
Selling and administrative expenses	1,557,057	265,430	222,389	—	2,044,876
Operating income	$1,353,490	$106,763	$127,117	$—	$1,587,370
Depreciation and amortization	$329,473	$48,656	$21,572	$—	$399,701
Capital expenditures	$166,559	$59,656	$14,457	$—	$240,672
Total assets	$6,979,731	$664,040	$413,014	$90,471	$8,147,256
(1)     Corporate assets represent the consolidated cash balance in all periods presented.

Note 15 - Litigation and Other Contingencies
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

The Company is a defendant in a purported class action lawsuit, City of Laurel, Mississippi v. Cintas Corporation No. 2, filed on March 12, 2021. This is a contract dispute whereby plaintiffs allege that Cintas breached its contracts with participating public agencies and seek, among other things, contract-based damages. In March 2024, an agreement in principle was reached with the plaintiff which would require a one-time monetary payment related to the contract dispute of $45.0 million, which was accrued for and included in accrued liabilities on the consolidated balance sheet at May 31, 2024. The amount reserved for this matter did not have a material impact on the consolidated statements of income for any period presented. The Company will also make certain future investments such as people and technology. These future investments are not expected to be material to the Company. The tentative settlement remains subject to confirmatory discovery and approval of the U.S. District Court for the District of Nevada, however, we do not anticipate any material changes in the amounts reflected in the consolidated financial statements.

The Company, the Board of Directors, Scott Farmer (Executive Chairman) and the Investment Policy Committee are defendants in a purported class action, filed on December 13, 2019, pending in the U.S. District Court for the Southern District of Ohio alleging violations of The Employee Retirement Income Security Act of 1974 (ERISA). The lawsuit asserts that the defendants improperly managed the costs of the employee retirement plan, breached their fiduciary duties in failing to investigate and select lower cost alternative funds and failed to monitor and control the employee retirement plan’s recordkeeping costs. In November 2023, an agreement in principle was reached with the plaintiffs, which would require a payment of an immaterial amount that would be covered by the Company's insurance. The settlement remains subject to final approval of the U.S. District Court for the Southern District of Ohio.

Item 9.  Changes in and Disagreements with
Accountants on Accounting and Financial Disclosure
None.

Item 9A.  Controls and Procedures
Disclosure Controls and Procedures
With the participation of Cintas' management, including Cintas' President and Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, Cintas has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act) as of May 31, 2024. Based on such evaluation, Cintas' management, including Cintas' President and Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, have concluded that Cintas' disclosure controls and procedures were effective as of May 31, 2024, in ensuring (i) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is accumulated and communicated to Cintas' management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting
Management's Report on Internal Control over Financial Reporting and the Report of Ernst & Young LLP, Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this Annual Report on Form 10-K and are incorporated by reference herein.
There were no changes in Cintas' internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended May 31, 2024, that have materially affected, or are reasonably likely to materially affect, Cintas' internal control over financial reporting.

Item 9B.  Other Information
None of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408 of Regulation S-K) during the quarterly period covered by this report.

Item 9C. Disclosure Regarding
Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance
The information required under this item is incorporated herein by reference to the material contained in Cintas' definitive proxy statement for the 2024 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the close of the fiscal year (the Proxy Statement).

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

The following table provides information about Cintas' common stock that may be issued under Cintas' equity compensation plans as of May 31, 2024.

Equity Compensation Plan Information Plan category	Number of shares to be issued upon exercise of outstanding options (1)	Weighted average exercise price of outstanding options (1)	Number of shares remaining available for future issuance under equity compensation plans

Equity compensation plans approved by shareholders	3,812,258	$342.91	4,982,123
Equity compensation plans not approved by shareholders	—	—	—
Total	3,812,258	$342.91	4,982,123

(1)    Excludes 653,026 unvested restricted stock units.

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

For each of the three years in the period ended May 31, 2024.

Schedule II: Valuation and Qualifying Accounts and Reserves.

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto.

(a) (3)		Exhibits.

All documents referenced below were filed pursuant to the Exchange Act by Cintas Corporation, file number 000-11399, unless otherwise noted.

Exhibit Number		Description of Exhibit
3.1		Restated Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to Cintas' Quarterly Report on Form 10-Q for the quarter ended November 30, 2022).

3.2		Amended and Restated By-laws (Incorporated by reference to Exhibit 3.1 to Cintas' Current Report on Form 8-K filed on April 11, 2024).

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

14		Code of Ethics (Incorporated by reference to Exhibit 14 to Cintas' Annual Report on Form 10-K for the year ended May 31, 2004).

19	**	Cintas Corporation Insider Trading Policy

21	**	Subsidiaries of the Registrant.

22	**	Subsidiary Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize Securities of the Registrant.

23	**	Consent of Independent Registered Public Accounting Firm.

31.1	**	Certification of Principal Executive Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	**	Certification of Principal Financial Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	#	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. § 1350.

32.2	#	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. § 1350.

97	**	Cintas Corporation Compensation Recoupment Policy

101
The following financial statements from Cintas' Annual Report on Form 10-K for the fiscal year ended May 31, 2024, formatted in Inline XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104		The cover page from Cintas' Annual Report on Form 10-K for the fiscal year ended May 31, 2024, formatted in Inline XBRL (included as Exhibit 101).

*       Management compensatory contracts

**      Filed herewith

#    This certification is deemed not filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

Item 16.  Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINTAS CORPORATION

By:	/s/	Todd M. Schneider
Todd M. Schneider
President and Chief Executive Officer

DATE SIGNED: July 25, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Capacity	Date

/s/	Todd M. Schneider Todd M. Schneider	President, Chief Executive Officer and Director (Principal Executive Officer)	July 25, 2024

/s/	Scott D. Farmer Scott D. Farmer	Executive Chairman of the Board of Directors	July 25, 2024

/s/	Ronald W. Tysoe Ronald W. Tysoe	Director	July 25, 2024

/s/	John F. Barrett John F. Barrett	Director	July 25, 2024

/s/	Karen L. Carnahan Karen L. Carnahan	Director	July 25, 2024

/s/	Martin Mucci Martin Mucci	Director	July 25, 2024

/s/	J. Michael Hansen J. Michael Hansen	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	July 25, 2024

Cintas Corporation
Schedule II — Valuation and Qualifying Accounts and Reserves

(In thousands)	Balance at Beginning of Year	Additions (1)	Deductions (2)	Balance at End of Year

Allowance for Credit Losses
May 31, 2022	$12,097	$30,278	$29,457	$12,918
May 31, 2023	$12,918	$40,817	$38,809	$14,926
May 31, 2024	$14,926	$53,240	$50,252	$17,914

(1)Represents amounts charged to expense to increase reserve for estimated future credit losses.

(2)Represents reductions in the consolidated balance sheet reserve due to the actual write-off of non-collectible accounts receivable. These amounts do not impact Cintas' consolidated statements of income.