Form 10-Q
period 2024-08-31
CINTAS CORP
filed 2024-10-04
CIK 723254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	August 31, 2024
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding September 30, 2024
Common Stock, no par value	403,298,633

CINTAS CORPORATION

Part I. Financial Information
ITEM 1.
FINANCIAL STATEMENTS
CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
(In thousands except per share data)	August 31, 2024	August 31, 2023
Revenue:
Uniform rental and facility services	$1,933,839	$1,826,825
Other	567,748	515,505
Total revenue	2,501,587	2,342,330

Costs and expenses:
Cost of uniform rental and facility services	981,163	947,583
Cost of other	268,293	253,176
Selling and administrative expenses	691,100	641,015

Operating income	561,031	500,556

Interest income	(1,250)	(422)
Interest expense	25,619	24,544

Income before income taxes	536,662	476,434
Income taxes	84,629	91,349
Net income	$452,033	$385,085

Basic earnings per share	$1.12	$0.94

Diluted earnings per share	$1.10	$0.93

Dividends declared per share	$0.39	$0.3375

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
(In thousands)	August 31, 2024	August 31, 2023

Net income	$452,033	$385,085

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	3,656	2,634
Change in fair value of interest rate lock agreements, net of tax (benefit) expense of $(3,408) and $2,806, respectively	(9,956)	8,199
Amortization of interest rate lock agreements, net of tax benefit of $(513) and $(487), respectively	(1,523)	(1,442)
Other comprehensive (loss) income, net of tax (benefit) expense of $(3,921) and $2,319, respectively	(7,823)	9,391
Comprehensive income	$444,210	$394,476

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)	August 31, 2024	May 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$101,373	$342,015
Accounts receivable, net	1,293,791	1,244,182
Inventories, net	399,078	410,201
Uniforms and other rental items in service	1,061,065	1,040,144
Prepaid expenses and other current assets	188,085	148,665
Total current assets	3,043,392	3,185,207

Property and equipment, net	1,554,640	1,534,168

Investments	325,651	302,212
Goodwill	3,223,528	3,212,424
Service contracts, net	311,199	321,902
Operating lease right-of-use assets, net	190,965	187,953
Other assets, net	419,332	424,951
	$9,068,707	$9,168,817

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$395,931	$339,166
Accrued compensation and related liabilities	125,004	214,130
Accrued liabilities	717,093	761,283
Income taxes, current	84,622	18,618
Operating lease liabilities, current	46,537	45,727
Debt due within one year	615,702	449,595
Total current liabilities	1,984,889	1,828,519

Long-term liabilities:
Debt due after one year	2,026,448	2,025,934
Deferred income taxes	474,461	475,512
Operating lease liabilities	149,345	146,824
Accrued liabilities	412,141	375,656
Total long-term liabilities	3,062,395	3,023,926

Shareholders’ equity:
Preferred stock, no par value:	—	—
100 shares authorized, none outstanding
Common stock, no par value, and paid-in capital:	2,415,723	2,305,301
1,700,000 shares authorized
FY 2025: 775,231 shares issued and 403,258 shares outstanding
FY 2024: 773,097 shares issued and 405,008 shares outstanding
Retained earnings	10,912,033	10,617,955
Treasury stock:	(9,389,711)	(8,698,085)
FY 2025: 371,972 shares
FY 2024: 368,089 shares
Accumulated other comprehensive income	83,378	91,201
Total shareholders’ equity	4,021,423	4,316,372
	$9,068,707	$9,168,817
See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock and Paid-In Capital		Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total Shareholders' Equity
(In thousands)	Shares	Amount			Shares	Amount

Balance at June 1, 2024	773,097	$2,305,301	$10,617,955	$91,201	(368,089)	$(8,698,085)	$4,316,372
Net income	—	—	452,033	—	—	—	452,033
Comprehensive loss, net of tax	—	—	—	(7,823)	—	—	(7,823)
Dividends	—	—	(157,955)	—	—	—	(157,955)
Stock-based compensation	—	33,367	—	—	—	—	33,367
Vesting of stock-based compensation awards	792	—	—	—	—	—	—
Stock options exercised	1,342	77,055	—	—	(407)	(76,824)	231
Repurchase of common stock	—	—	—	—	(3,476)	(614,802)	(614,802)
Balance at August 31, 2024	775,231	$2,415,723	$10,912,033	$83,378	(371,972)	$(9,389,711)	$4,021,423

	Common Stock and Paid-In Capital		Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total Shareholders' Equity
(In thousands)	Shares	Amount			Shares	Amount

Balance at June 1, 2023	768,796	$2,031,542	$9,597,315	$77,778	(361,867)	$(7,842,649)	$3,863,986
Net income	—	—	385,085	—	—	—	385,085
Comprehensive income, net of tax	—	—	—	9,391	—	—	9,391
Dividends	—	—	(138,272)	—	—	—	(138,272)
Stock-based compensation	—	30,242	—	—	—	—	30,242
Vesting of stock-based compensation awards	625	—	—	—	—	—	—
Stock options exercised	1,210	59,691	—	—	(472)	(59,212)	479
Repurchase of common stock	—	—	—	—	(582)	(73,276)	(73,276)
Balance at August 31, 2023	770,631	$2,121,475	$9,844,128	$87,169	(362,921)	$(7,975,137)	$4,077,635

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In thousands)	August 31, 2024	August 31, 2023
Cash flows from operating activities:
Net income	$452,033	$385,085
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	73,838	67,613
Amortization of intangible assets and capitalized contract costs	41,366	39,199
Stock-based compensation	33,367	30,242
Deferred income taxes	1,887	(1,367)
Change in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(49,129)	(43,892)
Inventories, net	11,318	8,541
Uniforms and other rental items in service	(20,144)	(7,414)
Prepaid expenses and other current assets and capitalized contract costs	(68,719)	(66,791)
Accounts payable	56,698	12,443
Accrued compensation and related liabilities	(86,965)	(124,408)
Accrued liabilities and other	(44,268)	(48,952)
Income taxes, current	65,450	86,646
Net cash provided by operating activities	466,732	336,945

Cash flows from investing activities:
Capital expenditures	(92,921)	(106,697)
Purchases of investments	(7,124)	(6,525)
Acquisitions of businesses, net of cash acquired	(9,436)	(55,651)
Other, net	(4,851)	(963)
Net cash used in investing activities	(114,332)	(169,836)

Cash flows from financing activities:
Issuance of commercial paper, net	166,000	—
Repayment of debt	—	(10,000)
Proceeds from exercise of stock-based compensation awards	231	479
Dividends paid	(138,237)	(117,565)
Repurchase of common stock	(614,802)	(73,276)
Other, net	(5,984)	(2,013)
Net cash used in financing activities	(592,792)	(202,375)

Effect of exchange rate changes on cash and cash equivalents	(250)	(757)

Net decrease in cash and cash equivalents	(240,642)	(36,023)
Cash and cash equivalents at beginning of period	342,015	124,149
Cash and cash equivalents at end of period	$101,373	$88,126

See accompanying notes.

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Note 1 - Basis of Presentation
The consolidated condensed financial statements of Cintas Corporation (Cintas, the Company, we, us or our) included herein have been prepared by Cintas, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with United States generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. While we believe that the disclosures are adequately presented, we suggest that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2024 (Annual Report) filed with the SEC on July 25, 2024. See Note 1 entitled Significant Accounting Policies of "Notes to Consolidated Financial Statements" of that Annual Report for a summary of our significant accounting policies. There have been no material changes in the accounting policies followed by Cintas during the current fiscal year.

Interim results are subject to variations and are not necessarily indicative of the results of operations for a full fiscal year. In the opinion of management, adjustments (which include only normal recurring adjustments) necessary for a fair statement of the consolidated results of the interim periods shown have been made.

Inventories are valued at the lower of cost (first-in, first-out) or net realizable value. Inventories, net are comprised of the following at:

(In thousands)	August 31, 2024	May 31, 2024

Raw materials	$13,926	$16,664
Work in process	47,536	48,458
Finished goods	337,616	345,079
Inventories, net	$399,078	$410,201
Inventories are recorded net of reserves for obsolete inventory (excess and slow-moving) of $65.2 million and $63.1 million at August 31, 2024 and May 31, 2024, respectively. The inventory obsolescence reserve is determined by specific identification, as well as an estimate based on Cintas' historical rates of obsolescence. Once a specific inventory item is written down to the lower of cost or net realizable value, a new cost basis has been established, and that inventory item cannot subsequently be marked up.

Stock Split
On May 2, 2024, the Company announced a four-for-one split of its common stock (the Stock Split), in the form of a stock dividend. Shareholders of record, as of September 4, 2024, received three additional common stock shares for each common share held, which were distributed after market close on September 11, 2024. The Company's common stock shares began trading on a post Stock-Split basis after the market opening on September 12, 2024. All references made to common stock shares, equity awards, common stock per share amounts and treasury stock shares in the accompanying consolidated condensed financial statements and applicable disclosures have been retroactively adjusted to reflect the effects of the Stock Split.
.
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

Note 2 - Revenue Recognition
The following table presents Cintas' total revenue disaggregated by operating segment for the three months ended August 31:

(In thousands)	2024		2023

Uniform Rental and Facility Services	$1,933,839	77.3%	$1,826,825	78.0%
First Aid and Safety Services	292,567	11.7%	260,693	11.1%
Fire Protection Services	197,497	7.9%	174,316	7.5%
Uniform Direct Sales	77,684	3.1%	80,496	3.4%
Total revenue	$2,501,587	100.0%	$2,342,330	100.0%
The Fire Protection Services and Uniform Direct Sales operating segments are included within All Other as disclosed in Note 10 entitled Segment Information.

Revenue Recognition Policy
Approximately 95% of the Company's revenue is derived from fees for route servicing of Uniform Rental and Facility Services, First Aid and Safety Services and Fire Protection Services customers, performed by a Cintas employee-partner, at the customer's location of business. Revenue from our route servicing customer contracts represent a single-performance obligation. The Company recognizes revenue over time as services are performed, based on the nature of services provided and contractual rates (output method) or at a point in time when the performance obligation under the terms of the contract with a customer are satisfied, at the customer's location of business. The Company's performance period generally corresponds with the monthly invoice period. The Company's remaining revenue, primarily within the Uniform Direct Sales operating segment, and representing approximately 5% of the Company's total revenue, is recognized when the obligations under the terms of a contract with a customer are satisfied. This generally occurs when the goods are transferred to the customer.

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

Costs to Obtain a Contract
The Company capitalizes commission expenses paid to our employee-partners when the commissions are deemed to be incremental for obtaining the route servicing customer contract. Capitalized commissions are classified as current or noncurrent based on the timing of when we expect to recognize the expense. The current portion is included in prepaid expenses and other current assets, and the noncurrent portion is included in other assets, net on the Company's consolidated condensed balance sheets. As of August 31, 2024, the current and noncurrent assets related to capitalized commissions totaled $95.0 million and $265.9 million, respectively. As of May 31, 2024, the current and noncurrent assets related to capitalized commissions totaled $94.6 million and $262.5 million, respectively. The Company recorded amortization expense related to capitalized commissions of $25.9 million and $24.4 million during the three months ended August 31, 2024 and 2023, respectively. These expenses are classified in selling and administrative expenses on the consolidated condensed statements of income.

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

Operating lease costs, including short-term lease expense and variable lease costs which were immaterial in both periods, were $21.8 million and $19.7 million for the three months ended August 31, 2024 and 2023, respectively.

The following table provides supplemental information related to the Company's consolidated condensed statements of cash flows for the three months ended August 31:

(In thousands)	2024	2023

Cash paid for amounts included in the measurement of operating lease liabilities	$13,328	$12,696
Operating lease right-of-use assets obtained in exchange for new and renewed operating lease liabilities	$13,973	$14,286

Other information related to the operating lease right-of-use assets, net and operating lease liabilities was as follows:

	August 31, 2024	May 31, 2024

Weighted-average remaining lease term	5.20 years	5.15 years
Weighted-average discount rate	3.64%	3.48%
The contractual future minimum lease payments of Cintas' operating lease liabilities by fiscal year are as follows as of August 31, 2024:

(In thousands)

2025 (remaining nine months)	$39,570
2026	47,203
2027	37,748
2028	31,759
2029	23,645
Thereafter	36,546
Total payments	216,471
Less interest	(20,589)
Total present value of lease payments	$195,882

Note 4 - Fair Value Measurements
All financial instruments that are measured at fair value on a recurring basis have been classified within the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the consolidated condensed balance sheet dates. These financial instruments measured at fair value on a recurring basis are summarized below:

	As of August 31, 2024				As of May 31, 2024
(In thousands)	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$101,373	$—	$—	$101,373	$342,015	$—	$—	$342,015
Other assets, net:
Interest rate lock agreements	—	81,465	—	81,465	—	94,829	—	94,829
Total assets at fair value	$101,373	$81,465	$—	$182,838	$342,015	$94,829	$—	$436,844
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

Note 5 - Earnings Per Share
Cintas uses the two-class method to calculate basic and diluted earnings per share as a result of outstanding participating securities in the form of restricted stock awards. The following tables set forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Cintas’ common shares for the three months ended August 31 (in each case as adjusted to reflect the Stock Split):

Basic Earnings per Share (In thousands except per share data)	2024	2023

Net income	$452,033	$385,085
Less: net income allocated to participating securities	1,654	1,560
Net income available to common shareholders	$450,379	$383,525
Basic weighted average common shares outstanding	403,382	407,580

Basic earnings per share	$1.12	$0.94

Diluted Earnings per Share (In thousands except per share data)	2024	2023

Net income	$452,033	$385,085
Less: net income allocated to participating securities	1,654	1,560
Net income available to common shareholders	$450,379	$383,525
Basic weighted average common shares outstanding	403,382	407,580
Effect of dilutive securities – employee stock options	7,114	6,709
Diluted weighted average common shares outstanding	410,496	414,289

Diluted earnings per share	$1.10	$0.93

For the three months ended August 31, 2024 and 2023, options granted to purchase 0.3 million and 0.6 million shares of Cintas common stock, respectively, were excluded from the computation of diluted earnings per share. The exercise prices of these options were greater than the average market price of the common stock (anti-dilutive).

Cintas announced on July 27, 2021, July 26, 2022, and July 23, 2024, that the Board of Directors (the Board) authorized share buyback programs for $1.5 billion, $1.0 billion and $1.0 billion, respectively. None of the share buyback programs have an expiration date. The following table summarizes the share buyback activity by program and period for the three months ended August 31:

	2024			2023
Buyback Activity (In thousands except per share data)	Shares	Avg. Price per Share	Purchase Price	Shares	Avg. Price per Share	Purchase Price

July 27, 2021 (1)	—	$—	$—	—	$—	$—
July 26, 2022	2,732	173.40	473,617	—	—	—
July 23, 2024	—	—	—	—	—	—
	2,732	$173.40	$473,617	—	$—	$—

Shares acquired for taxes due (2)	744	$189.67	$141,185	582	$125.80	$73,276

Total repurchase of Cintas common stock			$614,802			$73,276
(1) The July 27, 2021 share buyback program was completed during the fourth quarter of fiscal 2024.
(2) Shares of Cintas common stock acquired for employee payroll taxes due on options exercised and vested restricted stock awards.

In addition to the share buyback activity presented above, Cintas acquired shares of Cintas common stock, via non-cash transactions, in connection with net-share settlements of option exercises. The following table summarizes Cintas' non-cash share buyback activity for the three months ended August 31:

	2024			2023
(In thousands except per share data)	Shares	Avg. Price per Share	Non-Cash Value	Shares	Avg. Price per Share	Non-Cash Value

Non-cash transaction activity	407	$188.68	$76,824	472	$125.56	$59,212

There were no share buybacks in the period subsequent to August 31, 2024, through October 4, 2024. From the inception of the July 26, 2022 share buyback program through October 4, 2024, Cintas has purchased 3.1 million shares of Cintas common stock in the aggregate, at an average price of $172.85 per share, for a total purchase price of $530.7 million. Cintas has made no purchases under the July 23, 2024 share buyback program.

Note 6 - Goodwill, Service Contracts and Other Assets, Net
Changes in the carrying amount of goodwill and service contracts by reportable operating segment and All Other for the three months ended August 31, 2024, are as follows:

Goodwill (In thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Total

Balance as of June 1, 2024	$2,773,565	$293,747	$145,112	$3,212,424
Goodwill acquired	2,480	372	5,655	8,507
Foreign currency translation	2,378	211	8	2,597
Balance as of August 31, 2024	$2,778,423	$294,330	$150,775	$3,223,528

Service Contracts (In thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Total

Balance as of June 1, 2024	$290,498	$16,203	$15,201	$321,902
Service contracts acquired	492	167	2,158	2,817
Service contracts amortization	(11,567)	(1,318)	(1,013)	(13,898)
Foreign currency translation	361	17	—	378
Balance as of August 31, 2024	$279,784	$15,069	$16,346	$311,199

Information regarding Cintas’ service contracts, net and other assets, net is as follows:

	As of August 31, 2024			As of May 31, 2024
(In thousands)	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net

Service contracts	$1,037,621	$726,422	$311,199	$1,033,762	$711,860	$321,902

Capitalized contract costs (1)	$806,813	$540,927	$265,886	$777,535	$515,041	$262,494
Noncompete and consulting agreements and other	225,380	71,934	153,446	233,334	70,877	162,457
Other assets	$1,032,193	$612,861	$419,332	$1,010,869	$585,918	$424,951
(1)    The current portion of capitalized contract costs, included in prepaid expenses and other current assets on the consolidated condensed balance sheets as of August 31, 2024 and May 31, 2024, is $95.0 million and $94.6 million, respectively.

Amortization expense for service contracts and other assets was $40.7 million and $38.5 million for the three months ended August 31, 2024 and 2023, respectively. These expenses are recorded in selling and administrative expenses on the consolidated condensed statements of income. As of August 31, 2024, the estimated future amortization expense for service contracts and other assets, excluding any future acquisitions and commissions to be earned, is as follows:

Fiscal Year (In thousands)

2025 (remaining nine months)	$116,518
2026	136,350
2027	112,757
2028	86,291
2029	72,046
Thereafter	158,770
Total future amortization expense	$682,732

Note 7 - Debt, Derivatives and Hedging Activities
Cintas' outstanding debt is summarized as follows:

(In thousands)	Interest Rate		Fiscal Year Issued	Fiscal Year Maturity	August 31, 2024	May 31, 2024

Debt due within one year
Commercial paper	5.44%	(1)	2025	2025	$166,000	$—
Senior notes (2)	3.11%		2015	2025	50,210	50,294
Senior notes	3.45%		2022	2025	400,000	400,000
Debt issuance costs					(508)	(699)
Total debt due within one year					$615,702	$449,595

Debt due after one year
Senior notes	3.70%		2017	2027	$1,000,000	$1,000,000
Senior notes	4.00%		2022	2032	800,000	800,000
Senior notes	6.15%		2007	2037	236,550	236,550
Debt issuance costs					(10,102)	(10,616)
Total debt due after one year					$2,026,448	$2,025,934
(1)Variable rate debt instrument. The rate presented is the variable borrowing rate at August 31, 2024.
(2)Cintas assumed these senior notes with the acquisition of G&K Services, Inc. (G&K) in the fourth quarter of fiscal 2017, and they were recorded at fair value. The interest rate shown above is the effective interest rate until repayment in fiscal 2025.

Cintas' senior notes, excluding the G&K senior notes assumed with the acquisition of G&K in fiscal 2017, are recorded at cost, net of debt issuance costs. The fair value of the long-term debt is estimated using Level 2 inputs based on observable market prices. The carrying value and fair value of Cintas' debt as of August 31, 2024 were $2,486.6 million and $2,464.5 million, respectively, and as of May 31, 2024 were $2,486.6 million and $2,392.8 million, respectively. During the three months ended August 31, 2024, Cintas issued $166.0 million, net of commercial paper. During the three months ended August 31, 2023, Cintas repurchased, and subsequently retired, $10.0 million of its 6.15%, 30-year senior notes. In conjunction with these transactions Cintas recognized a loss of $0.8 million, which is recorded in interest expense on the consolidated condensed statements of income for the three months ended August 31, 2023.

The credit agreement that supports our commercial paper program has capacity under the revolving credit facility of $2.0 billion. The credit agreement has an accordion feature that provides Cintas the ability to request increases to the borrowing commitments under the revolving credit facility of up to $500.0 million in the aggregate, subject to customary conditions. The maturity date of the revolving credit facility is March 23, 2027. As of August 31, 2024, there was $166.0 million of commercial paper outstanding with a weighted average interest rate of 5.44% and no borrowings on our revolving credit facility. As of May 31, 2024, there was no commercial paper outstanding and no borrowings on our revolving credit facility. The fair value of the commercial paper, which approximates carrying value, is estimated using level 2 inputs based on observable market prices and interest rates.

Cintas uses interest rate locks to manage its overall interest expense as interest rate locks effectively change the interest rate of specific debt issuances. The interest rate locks are entered into to protect against unfavorable movements in the benchmark treasury rate related to forecasted debt issuances. Cintas used interest rate locks, which represent cash flow hedges, to hedge against movements in the treasury rates at the time Cintas issued its senior notes in fiscal 2007, fiscal 2017 and fiscal 2022. For the three months ended August 31, 2024 and 2023, the amortization of the interest rate locks resulted in a decrease to other comprehensive income (loss) of $1.5 million and $1.4 million, respectively.

During fiscal 2022 and fiscal 2020, Cintas entered into interest rate lock agreements for forecasted debt issuances. The aggregate notional value of outstanding cash flow hedges was $500.0 million at both August 31, 2024 and May 31, 2024.

The fair values of the outstanding interest rate locks, for forecasted debt issuances, are summarized as follows:

	August 31, 2024	May 31, 2024
Fiscal Year of Issuance (In thousands)	Other assets, net	Other assets, net

2022	$50,692	$56,717
2020	$30,773	$38,112

The changes in fair value of the interest rate locks are recorded in other comprehensive income (loss), net of tax. These interest rate locks had no impact on net income or cash flows for the three months ended August 31, 2024 or 2023.

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

Note 8 - Income Taxes
In the normal course of business, Cintas provides for uncertain tax positions and the related interest and adjusts its unrecognized tax benefits and accrued interest accordingly. As of August 31, 2024 and May 31, 2024, recorded unrecognized tax benefits were $35.2 million and $32.7 million, respectively, and are included in long-term accrued liabilities on the consolidated condensed balance sheets.

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

Cintas’ effective tax rate was 15.8% and 19.2% for the three months ended August 31, 2024 and 2023, respectively. The effective tax rate for both periods was impacted by certain discrete items (primarily the tax accounting for stock-based compensation).

Note 9 - Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income (loss), net of tax:

(In thousands)	Foreign Currency	Unrealized Income on Interest Rate Locks	Other	Total

Balance at June 1, 2024	$(18,292)	$108,893	$600	$91,201
Other comprehensive income (loss) before reclassifications	3,656	(9,956)	—	(6,300)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,523)	—	(1,523)
Net current period other comprehensive income (loss)	3,656	(11,479)	—	(7,823)
Balance at August 31, 2024	$(14,636)	$97,414	$600	$83,378

(In thousands)	Foreign Currency	Unrealized Income on Interest Rate Locks	Other	Total

Balance at June 1, 2023	$(17,001)	$96,714	$(1,935)	$77,778
Other comprehensive income before reclassifications	2,634	8,199	—	10,833
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,442)	—	(1,442)
Net current period other comprehensive income	2,634	6,757	—	9,391
Balance at August 31, 2023	$(14,367)	$103,471	$(1,935)	$87,169

The following table summarizes the reclassifications out of accumulated other comprehensive income (loss) for the three months ended August 31:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line in the Consolidated Condensed Statements of Income
(In thousands)	2024	2023

Amortization of interest rate locks	$2,036	$1,929	Interest expense
Tax expense	(513)	(487)	Income taxes
Amortization of interest rate locks, net of tax	$1,523	$1,442

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

Information related to the operations of Cintas’ reportable operating segments and All Other is set forth below:

(In thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Corporate (1)	Total

As of and for the three months ended August 31, 2024
Revenue	$1,933,839	$292,567	$275,181	$—	$2,501,587
Operating income	$446,438	$71,288	$43,305	$—	$561,031
Total assets	$7,588,895	$756,833	$621,606	$101,373	$9,068,707

As of and for the three months ended August 31, 2023
Revenue	$1,826,825	$260,693	$254,812	$—	$2,342,330
Operating income	$406,529	$59,580	$34,447	$—	$500,556
Total assets	$7,346,364	$723,687	$561,504	$88,126	$8,719,681
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

The Company is a defendant in a purported class action lawsuit, City of Laurel, Mississippi v. Cintas Corporation No. 2, filed on March 12, 2021. This is a contract dispute whereby plaintiffs allege that Cintas breached its contracts with participating public agencies and seek, among other things, contract-based damages. In March 2024, an agreement in principle was reached with the plaintiff which would require a one-time monetary payment related to the contract dispute of $45.0 million, which was accrued for and included in accrued liabilities on the consolidated condensed balance sheet at August 31, 2024. The amount reserved for this matter did not have a material impact on the consolidated condensed statements of income for any period presented. The Company will also make certain future investments such as people and technology. These future investments are not expected to be material to the Company. The tentative settlement remains subject to confirmatory discovery and approval of the U.S. District Court for the District of Nevada, however, we do not anticipate any material changes in the amounts reflected in the consolidated condensed financial statements.

The Company, the Board of Directors, Scott Farmer (Executive Chairman) and the Investment Policy Committee are defendants in a purported class action, filed on December 13, 2019, pending in the U.S. District Court for the Southern District of Ohio alleging violations of The Employee Retirement Income Security Act of 1974 (ERISA). The lawsuit asserts that the defendants improperly managed the costs of the employee retirement plan, breached their fiduciary duties in failing to investigate and select lower cost alternative funds and failed to monitor and control the employee retirement plan’s recordkeeping costs. In November 2023, an agreement in principle was reached with the plaintiffs, which would require a payment of an immaterial amount that would be covered by the Company's insurance. The settlement received final approval by the U.S. District Court for the Southern District of Ohio in August 2024.

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

We are North America’s leading provider of corporate identity uniforms through rental and sales programs, as well as a significant provider of related business services, including entrance mats, restroom cleaning services and supplies, first aid and safety services, and fire protection products and services.

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

Results of Operations
Cintas classifies its business into two reportable operating segments and places the remainder of its operating segments in an All Other category. Cintas’ two reportable operating segments are Uniform Rental and Facility Services and First Aid and Safety Services. The Uniform Rental and Facility Services reportable operating segment consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items. In addition to these rental items, restroom cleaning services and supplies and the sale of items from our catalogs to our customers on route are included within this reportable operating segment. The First Aid and Safety Services reportable operating segment consists of first aid and safety products and services. The remainder of Cintas’ business, which consists of the Fire Protection Services operating segment and the Uniform Direct Sale operating segment, is included in All Other. These operating segments consist of fire protection products and services and the direct sale of uniforms and related items. Cintas evaluates operating segment performance based on revenue and operating income. Revenue and operating income for the three months ended August 31, 2024 and 2023, for the two reportable operating segments and All Other are presented in Note 10 entitled Segment Information of “Notes to Consolidated Condensed Financial Statements.”

All references made to common stock shares, equity awards, common stock per share amounts or treasury share amounts throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations have been retroactively adjusted to reflect the effects of a four-for-one split of the Company's common stock on September 11, 2024 (the Stock Split). See Note 1 entitled Basis of Presentation of "Notes to Consolidated Condensed Financial Statements" for additional information on the Stock Split.

Consolidated Results
Three Months Ended August 31, 2024 Compared to Three Months Ended August 31, 2023

Total revenue increased 6.8% to $2,501.6 million for the three months ended August 31, 2024, compared to $2,342.3 million for the three months ended August 31, 2023. The organic revenue growth rate, which adjusts for the impact of acquisitions, workday differences and foreign currency exchange rate fluctuations, was 8.0%. Revenue growth was positively impacted by 0.6% due to acquisitions, negatively impacted by 1.6% due to one less workday in the three months ended August 31, 2024 compared to the three months ended August 31, 2023 and negatively impacted by 0.2% due to foreign currency exchange rate fluctuations.

Uniform Rental and Facility Services reportable operating segment revenue was $1,933.8 million for the three months ended August 31, 2024, compared to $1,826.8 million for the three months ended August 31, 2023, which was an increase of 5.9%. The organic revenue growth rate for this reportable operating segment was 7.0%. Revenue growth in the Uniform Rental and Facility Services reportable operating segment was positively impacted by 0.7% due to acquisitions, negatively impacted by 1.6% due to one less workday in the three months ended August 31, 2024 compared to the three months ended August 31, 2023, and negatively impacted by 0.2% due to foreign currency exchange rate fluctuations. Revenue growth was a result of new business, the penetration of additional products and services into existing customers and price increases, partially offset by lost business. New business growth resulted from an increase in the number and productivity of sales representatives.

Other revenue, consisting of revenue from the First Aid and Safety Services reportable operating segment and All Other, increased 10.1% for the three months ended August 31, 2024, compared to the three months ended August 31, 2023, from $515.5 million to $567.7 million. The organic revenue growth rate for other revenue was 11.4%. Revenue growth was positively impacted by 0.4% due to acquisitions and negatively impacted by 1.7% due to one less workday in the three months ended August 31, 2024 compared to the three months ended August 31, 2023.

Cost of uniform rental and facility services consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other ancillary items. Cost of uniform rental and facility services increased $33.6 million, or 3.5%, for the three months ended August 31, 2024, compared to the three months ended August 31, 2023. Cost of uniform rental and facility services improved as a percent of revenue, decreasing from 51.9% for the three months ended August 31, 2023, to 50.7% for the three months ended August 31, 2024. This improvement as a percent of revenue was primarily due to efficiency gains in energy and in-service inventory usage and improved leverage of fixed costs.

Cost of other consists primarily of cost of goods sold (predominantly first aid and safety products, personal protective equipment, uniforms and fire protection products), delivery expenses and distribution expenses in the First Aid and Safety Services reportable operating segment and All Other. Cost of other increased $15.1 million, or 6.0%, for the three months ended August 31, 2024, compared to the three months ended August 31, 2023 as a result of higher other revenue. Cost of other improved as a percent of revenue, decreasing from 49.1% for three months ended August 31, 2023, to 47.3% for the three months ended August 31, 2024. The improvement in cost of sales as a percent of revenue was primarily due to favorable changes in the sales mix and sourcing and productivity initiatives in the First Aid and Safety Services reportable operating segment, as well as improved leverage of fixed costs for both the First Aid and Safety Services reportable operating segment and All Other.

Selling and administrative expenses increased $50.1 million, or 7.8%, in the three months ended August 31, 2024, compared to the three months ended August 31, 2023. Selling and administrative expenses as a percent of revenue were 27.6% for the three months ended August 31, 2024, compared to 27.4% for the three months ended August 31, 2023. The change as a percent of revenue is primarily due to an increase in employee-partner related expenses.

Operating income was $561.0 million, or 22.4% of revenue, for the three months ended August 31, 2024, compared to $500.6 million, or 21.4% of revenue, for the three months ended August 31, 2023. The improvement in operating income as a percent of revenue was primarily due to operating leverage from revenue growth, efficiency gains in energy and in-service inventory usage, partially offset by the increase in selling and administrative expense noted above.

Net interest expense (interest expense less interest income) was $24.4 million for the three months ended August 31, 2024, compared to $24.1 million for the three months ended August 31, 2023. The change was primarily due to an increase in the average amount of outstanding debt during the three months ended August 31, 2024 compared to the three months ended August 31, 2023.

Cintas’ effective tax rate was 15.8% and 19.2% for the three months ended August 31, 2024 and August 31, 2023, respectively. The effective tax rate in both periods was impacted by certain discrete items, primarily the tax accounting impact for stock-based compensation.

Net income was $452.0 million for the three months ended August 31, 2024, an increase of 17.4%, compared to the three months ended August 31, 2023. Diluted earnings per share were $1.10 for the three months ended August 31, 2024, which was an increase of 18.3% compared to the three months ended August 31, 2023. Diluted earnings per share increased primarily due to the increase in net income.

Uniform Rental and Facility Services Reportable Operating Segment
Three Months Ended August 31, 2024 Compared to Three Months Ended August 31, 2023

Uniform Rental and Facility Services reportable operating segment revenue was $1,933.8 million for the three months ended August 31, 2024 compared to $1,826.8 million for the three months ended August 31, 2023. The organic revenue growth rate for the reportable operating segment was 7.0%. The cost of uniform rental and facility services increased $33.6 million, or 3.5%. The reportable operating segment’s gross margin was $952.7 million. Gross margin as a percent of revenue was 49.3% for the three months ended August 31, 2024 compared to 48.1% for the three months ended August 31, 2023. The improvement in gross margin was primarily the result of efficiency gains in energy and in-service inventory usage and improved leverage of fixed costs.

Selling and administrative expenses for the Uniform Rental and Facility Services reportable operating segment increased $33.5 million in the three months ended August 31, 2024 compared to the three months ended August 31, 2023. Selling and administrative expenses as a percent of revenue for the three months ended August 31, 2024 were 26.2% compared to the 25.9% in the three months ended August 31, 2023. The change as a percent of revenue was primarily due to an increase in employee-partner related expenses.

Income before income taxes increased $39.9 million, or 9.8%, for the Uniform Rental and Facility Services reportable operating segment for the three months ended August 31, 2024, compared to the three months ended August 31, 2023. Income before income taxes was 23.1% of the reportable operating segment's revenue compared to the three months ended August 31, 2023 of 22.3% of revenue. The improvement in income before income taxes was a result of the expansion in gross margin which was partially offset by the investments in selling and administrative expenses noted above.

First Aid and Safety Services Reportable Operating Segment
Three Months Ended August 31, 2024 Compared to Three Months Ended August 31, 2023

First Aid and Safety Services reportable operating segment revenue increased from $260.7 million to $292.6 million, or 12.2%, for the three months ended August 31, 2024, over the three months ended August 31, 2023. The organic revenue growth rate for the reportable operating segment was 14.0%. First Aid and Safety Services reportable operating segment revenue was negatively impacted by 1.7% due to one less workday in the three months ended August 31, 2024 compared to the three months ended August 31, 2023 and by 0.1% due to foreign currency exchange rate fluctuations. The increase in revenue was driven by many factors including increases in new business sold by sales representatives, penetration of additional products and services into existing customers, price increases and strong customer retention.

Cost of first aid and safety services for the three months ended August 31, 2024, increased $8.8 million, or 7.7%, compared to the three months ended August 31, 2023. The gross margin as a percent of revenue was 57.7% for the three months ended August 31, 2024, compared to the gross margin as a percent of revenue of 55.9% in the three months ended August 31, 2023. The improvement in gross margin as a percent of revenue was primarily driven by a favorable sales mix, sourcing and productivity initiatives, as well as improved leverage of fixed costs and a reduction in energy expense as a percent of revenue.

Selling and administrative expenses increased $11.3 million in the three months ended August 31, 2024, compared to the three months ended August 31, 2023. Selling and administrative expenses as a percent of revenue for the three months ended August 31, 2024 were 33.3%, compared to 33.1% in the first quarter of the prior fiscal year. The change as a percent of revenue was primarily due to increases in labor and other employee-partner related expenses, including investing in additional selling resources for future growth.

Income before income taxes for the First Aid and Safety Services reportable operating segment increased $11.7 million to $71.3 million for the three months ended August 31, 2024, compared to the three months ended August 31, 2023. Income before income taxes was 24.4% of the reportable operating segment’s revenue compared to the three months ended August 31, 2023 of 22.9%. The increase in income before income taxes was primarily due to the previously discussed improvements in gross margin, partially offset by the increase in selling and administrative expenses.

Liquidity and Capital Resources
The following is a summary of our cash flows and cash and cash equivalents as of and for the three months ended August 31:

(In thousands)	2024	2023

Net cash provided by operating activities	$466,732	$336,945
Net cash used in investing activities	$(114,332)	$(169,836)
Net cash used in financing activities	$(592,792)	$(202,375)

Cash and cash equivalents at the end of the period	$101,373	$88,126
Cash and cash equivalents as of August 31, 2024 and 2023, include $51.0 million and $30.2 million, respectively, that is located outside of the U.S.

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

Net cash provided by operating activities was $466.7 million for the three months ended August 31, 2024, compared to $336.9 million for the three months ended August 31, 2023. The change from the prior fiscal year was primarily due to an increase in net income and favorable changes in working capital, specifically accounts payable and accrued compensation and related liabilities. These improvements were partially offset by unfavorable changes in working capital, specifically, income taxes and uniforms and other rental items in service.

Net cash used in investing activities includes capital expenditures, purchases of investments and cash paid for acquisitions of businesses. Capital expenditures were $92.9 million and $106.7 million for the three months ended August 31, 2024 and 2023, respectively. Capital expenditures in the three months ended August 31, 2024, included $67.7 million for the Uniform Rental and Facility Services reportable operating segment and $10.6 million for the First Aid and Safety Services reportable operating segment. Cash paid for acquisitions of businesses was $9.4 million and $55.7 million for the three months ended August 31, 2024 and 2023, respectively. The acquisitions during both the three months ended August 31, 2024 and 2023, occurred in our Uniform Rental and Facility Services reportable operating segment, our First Aid and Safety Services reportable operating segment and our Fire Protection operating segment, which is included in All Other. Net cash used in investing activities also includes $7.1 million and $6.5 million of purchases of investments during the three months ended August 31, 2024 and 2023, respectively.

Net cash used in financing activities was $592.8 million and $202.4 million for the three months ended August 31, 2024 and 2023, respectively. The increase in cash used in financing activities was due to the increase in share buyback activity and an increase in dividends paid. This increase was partially offset by the net issuance of commercial paper and a decrease in payments of debt in the three months ended August 31, 2024.

Cintas announced on July 27, 2021, July 26, 2022, and July 23, 2024, that the Board of Directors (the Board) authorized share buyback programs for $1.5 billion, $1.0 billion and $1.0 billion, respectively. None of the share buyback programs have an expiration date. The following table summarizes the share buyback activity by program for the three months ended August 31:

	2024			2023
Buyback Activity (In thousands except per share data)	Shares	Avg. Price per Share	Purchase Price	Shares	Avg. Price per Share	Purchase Price

July 27, 2021 (1)	—	$—	$—	—	$—	$—
July 26, 2022	2,732	173.40	473,617	—	—	—
July 23, 2024	—	—	—	—	—	—
	—	$173.40	$473,617	—	$—	$—

Shares acquired for taxes due (2)	744	$189.67	$141,185	582	$125.80	$73,276

Total repurchase of Cintas common stock			$614,802			$73,276
(1)The July 21, 2021 share buyback program was completed during the fourth quarter of fiscal 2024.
(2)Shares of Cintas common stock acquired for employee payroll taxes due on options exercised and vested restricted stock awards.

There were no share buybacks in the period subsequent to August 31, 2024, through October 4, 2024. From the inception of the July 26, 2022 share buyback program through October 4, 2024, Cintas has purchased 3.1 million shares of Cintas common stock in the aggregate, at an average price of $172.85 per share, for a total purchase price of $530.7 million. Cintas has made no purchases under the July 23, 2024 share buyback program.

The Board declared the following dividends:

Paid Dividends
Declaration Date (In millions except per share data)	Record Date	Payment Date	Dividend Per Share	Total Amount

Three months ended August 31, 2024
April 9, 2024	May 15, 2024	June 14, 2024	$0.3375	$138.2

Three months ended August 31, 2023
April 11, 2023	May 15, 2023	June 15, 2023	$0.2875	$117.6

Accrued Dividends

As of August 31, 2024
July 23, 2024 (1)	August 15, 2024	September 3, 2024	$0.39	$157.3

As of August 31, 2023
July 25, 2023 (1)	August 15, 2023	September 15, 2023	$0.3375	$138.3
(1)The dividends declared during the three months ended August 31, 2024 and 2023 were included in current accrued liabilities on the consolidated condensed balance sheet at August 31, 2024 and 2023.

Any future dividend declarations, including the amount of any dividends, are at the discretion of the Board and dependent upon then-existing conditions, including the Company's consolidated operating results and consolidated financial condition, capital requirements, contractual restrictions, business prospects and other factors that the Board may deem relevant.

During the three months ended August 31, 2024, Cintas issued a net $166.0 million of commercial paper. During the three months ended August 31, 2023, Cintas repurchased, and subsequently retired, $10.0 million of its 6.15%, 30-year senior notes.

The following table summarizes Cintas' outstanding debt:

(In thousands)	Interest Rate		Fiscal Year Issued	Fiscal Year Maturity	August 31, 2024	May 31, 2024

Debt due within one year
Commercial paper	5.44%	(1)	2025	2025	$166,000	$—
Senior notes (2)	3.11%		2015	2025	50,210	50,294
Senior notes	3.45%		2022	2025	400,000	400,000
Debt issuance costs					(508)	(699)
Total debt due within one year					$615,702	$449,595

Debt due after one year
Senior notes	3.70%		2017	2027	$1,000,000	$1,000,000
Senior notes	4.00%		2022	2032	800,000	800,000
Senior notes	6.15%		2007	2037	236,550	236,550
Debt issuance costs					(10,102)	(10,616)
Total debt due after one year					$2,026,448	$2,025,934
(1)Variable rate debt instrument. The rate presented is the variable borrowing rate at August 31, 2024.
(2)Cintas assumed these senior notes with the acquisition of G&K Services, Inc. (G&K) in the fourth quarter of fiscal 2017, and they were recorded at fair value. The interest rate shown above is the effective interest rate until repayment in fiscal 2025.
The credit agreement that supports our commercial paper program has a revolving credit facility with a capacity of $2.0 billion. The credit agreement has an accordion feature that provides Cintas the ability to request increases to the borrowing commitments under the revolving credit facility of up to $500.0 million in the aggregate, subject to customary conditions. The maturity date of the revolving credit facility is March 23, 2027. As of August 31, 2024, there was $166.0 million of commercial paper outstanding with a weighted average interest rate of 5.44% and no borrowings on our revolving credit facility. As of May 31, 2024, there was no commercial paper outstanding and no borrowings on our revolving credit facility.

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

Our access to the commercial paper and long-term debt markets has historically provided us with sources of liquidity. We do not anticipate having difficulty in obtaining financing from those markets in the future based on our favorable experiences in the debt markets in the recent past. Additionally, our ability to continue to access the commercial paper and long-term debt markets on favorable interest rate and other terms will depend, to a significant degree, on the ratings assigned by the credit rating agencies to our indebtedness. As of August 31, 2024, our ratings were as follows:

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

Financial and Nonfinancial Disclosure About Issuers and Guarantors of Cintas’ Senior Notes
Cintas Corporation No. 2 (Corp. 2) is the indirectly, wholly owned principal operating subsidiary of Cintas. Corp. 2 is the issuer of the $2,486.6 million aggregate principal amount of senior notes outstanding as of August 31, 2024, which are unconditionally guaranteed, jointly and severally, by Cintas Corporation and its wholly owned, direct and indirect domestic subsidiaries.

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

	Three Months Ended
Summarized Consolidated Condensed Statements of Income (In thousands)	August 31, 2024	August 31, 2023

Net sales to unrelated parties	$2,372,606	$2,215,406
Net sales to non-guarantors	$2,986	$2,494
Operating income	$513,113	$474,402
Net income	$412,980	$362,952

Summarized Consolidated Condensed Balance Sheets (In thousands)	August 31, 2024	May 31, 2024

ASSETS
Receivables due from non-obligor subsidiaries	$23,479	$12,729
Total other current assets	$2,803,053	$2,973,225
Total other noncurrent assets	$5,623,468	$5,585,493

LIABILITIES
Amounts due to non-obligor subsidiaries	$106,675	$60,132
Current liabilities	$1,852,266	$1,725,734
Noncurrent liabilities	$3,004,417	$2,966,795

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

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding our future business plans and expectations. The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements. Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “predicts,” “projects,” “plans,” “expects,” “intends,” “target,” “forecast,” “believes,” “seeks,” “could,” “should,” “may” and “will” or the negative versions thereof and similar words, terms and expressions and by the context in which they are used. Such statements are based upon current expectations of Cintas and speak only as of the date made. You should not place undue reliance on any forward-looking statement. We cannot guarantee that any forward-looking statement will be realized. These statements are subject to various risks, uncertainties, potentially inaccurate assumptions and other factors that could cause actual results to differ from those set forth in or implied by this Quarterly Report. Factors that might cause such a difference include, but are not limited to, the possibility of greater than anticipated operating costs including energy and fuel costs; lower sales volumes; loss of customers due to outsourcing trends; the performance and costs of integration of acquisitions; supply chain constraints and macroeconomic conditions, including inflationary pressures and higher interest rates; fluctuations in costs of materials and labor, including increased medical costs; costs and possible effects of union organizing activities; failure to comply with government regulations concerning employment discrimination, employee pay and benefits and employee health and safety; the effect on operations of exchange rate fluctuations, tariffs and other political, economic and regulatory risks; uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation; our ability to meet our aspirations relating to sustainability opportunities, improvements and efficiencies; the cost, results and ongoing assessment of internal controls for financial reporting; the effect of new accounting pronouncements; risks associated with cybersecurity threats, including disruptions caused by the inaccessibility of computer systems data and cybersecurity management, the initiation or outcome of litigation, investigations or other proceedings; higher assumed sourcing or distribution costs of products; the disruption of operations from catastrophic or extraordinary events including global health pandemics; the amount and timing of repurchases of our common stock, if any; changes in global tax and labor laws; and the reactions of competitors in terms of price and service. Cintas undertakes no obligation to publicly release any revisions to any forward-looking statements or to otherwise update any forward-looking statements whether as a result of new information or to reflect events, circumstances or any other unanticipated developments arising after the date on which such statements are made, except otherwise as required by law. A further list and description of risks, uncertainties and other matters can be found in our Annual Report on Form 10-K for the year ended May 31, 2024 and in our reports on Forms 10-Q and 8-K. The risks and uncertainties described herein are not the only ones we may face. Additional risks and uncertainties presently not known to us, or that we currently believe to be immaterial, may also harm our business.

ITEM 3.
QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

In our normal operations, Cintas has market risk exposure to interest rates. There has been no material change to this market risk exposure to interest rates from that which was previously disclosed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the fiscal year ended May 31, 2024.

Through its foreign operations, Cintas is exposed to foreign currency risk. Foreign currency exposures arise from transactions denominated in a currency other than the functional currency and from foreign currency denominated revenue and profit translated into U.S. dollars. The primary foreign currency to which Cintas is exposed is the Canadian dollar.

ITEM 4.
CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
With the participation of Cintas’ management, including Cintas’ President and Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, Cintas has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of August 31, 2024. Based on such evaluation, Cintas’ management, including Cintas’ President and Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, have concluded that Cintas’ disclosure controls and procedures were effective as of August 31, 2024, in ensuring (i) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is accumulated and communicated to Cintas’ management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting
There were no changes in Cintas’ internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended August 31, 2024, that have materially affected, or are reasonably likely to materially affect, Cintas' internal control over financial reporting.

Part II.  Other Information

ITEM 1.
LEGAL PROCEEDINGS

We discuss material legal proceedings (other than ordinary routine litigation incidental to our business) pending against us in “Part I, Item 1. Financial Statements,” in Note 11 entitled Litigation and Other Contingencies of “Notes to Consolidated Condensed Financial Statements.” We refer you to and incorporate by reference into this Part II, Item 1 that discussion for important information concerning those legal proceedings, including the basis for such actions and, where known, the relief sought.

ITEM 2.
UNREGISTERED SALES OF EQUITY SECURITIES,
USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Period (In millions, except share and per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan (1)	Maximum approximate dollar value of shares that may yet be purchased under the plan (1)

June 1 - 30, 2024 (2)	2,039,704	$171.94	1,992,248	$600.5
July 1 - 31, 2024 (3)	1,293,632	$183.08	739,176	$1,469.3
August 1 - 31, 2024 (4)	142,460	$191.32	—	$1,469.3
Total	3,475,796	$176.88	2,731,424	$1,469.3

(1)   On July 26, 2022, Cintas announced that the Board authorized a $1.0 billion share buyback program, which does not have an expiration date. From the inception of the July 26, 2022 share buyback program through August 31, 2024, Cintas has purchased a total of 3.1 million shares of Cintas common stock at an average price of $172.85 per share for a total purchase price of $530.7 million. On July 23, 2024, Cintas announced that the Board authorized a new $1.0 billion share buyback program, which does not have an expiration date. There were no share buybacks under the July 23, 2024 share buyback program through August 31, 2024.
(2)   During June 2024, Cintas acquired 47,456 shares of Cintas common stock in trade for employee payroll taxes due on options exercised and restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $175.44 per share for a total purchase price of $8.3 million.
(3)   During July 2024, Cintas acquired 554,456 shares of Cintas common stock in trade for employee payroll taxes due on options exercised and restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $190.46 per share for a total purchase price of $105.6 million.
(4)  During August 2024, Cintas acquired 142,460 shares of Cintas common stock in trade for employee payroll taxes due on options exercised and restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $191.32 per share for a total purchase price of $27.3 million.

ITEM 5.
OTHER INFORMATION

During the quarter ended August 31, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

ITEM 6.
EXHIBITS

3.1	Restated Articles of Amendment, as amended
22
Subsidiary Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize Securities of the Registrant (Incorporated by reference to Exhibit 22 to Cintas' Annual Report on Form 10-K for the year ended May 31, 2024)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101
The following financial statements from Cintas' Quarterly Report on Form 10-Q for the period ended August 31, 2024, formatted in Inline XBRL: (i) Consolidated Condensed Statements of Income (unaudited), (ii) Consolidated Condensed Statements of Comprehensive Income (unaudited), (iii) Consolidated Condensed Balance Sheets (unaudited), (iv) Consolidated Condensed Statements of Shareholders' Equity (unaudited), (v) Consolidated Condensed Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Condensed Financial Statements, tagged as blocks of text and including detailed tags

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINTAS CORPORATION
(Registrant)

Date:	October 4, 2024	/s/	J. Michael Hansen

J. Michael Hansen
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)