Form 10-Q
period 2025-02-28
CINTAS CORP
filed 2025-04-03
CIK 723254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	February 28, 2025
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding March 31, 2025
Common Stock, no par value	403,786,963

CINTAS CORPORATION

Part I. Financial Information
ITEM 1.
FINANCIAL STATEMENTS
CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands except per share data)	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Revenue:
Uniform rental and facility services	$2,021,144	$1,876,642	$5,945,393	$5,554,009
Other	588,015	529,531	1,727,136	1,571,671
Total revenue	2,609,159	2,406,173	7,672,529	7,125,680

Costs and expenses:
Cost of uniform rental and facility services	1,009,660	960,208	3,004,875	2,882,022
Cost of other	280,158	258,117	819,479	772,691
Selling and administrative expenses	709,488	667,048	2,085,901	1,949,928

Operating income	609,853	520,800	1,762,274	1,521,039

Interest income	(1,349)	(930)	(3,561)	(2,121)
Interest expense	24,764	25,530	77,048	76,664

Income before income taxes	586,438	496,200	1,688,787	1,446,496
Income taxes	122,941	98,621	324,762	289,219
Net income	$463,497	$397,579	$1,364,025	$1,157,277

Basic earnings per share	$1.14	$0.98	$3.37	$2.83

Diluted earnings per share	$1.13	$0.96	$3.31	$2.79

Dividends declared per share	$0.39	$0.3375	$1.17	$1.0125

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024

Net income	$463,497	$397,579	$1,364,025	$1,157,277

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(15,168)	(450)	(30,003)	371
Change in fair value of interest rate lock agreements, net of tax expense (benefit) of $1,786, $(1,726), $144 and $4,195, respectively	5,216	(5,042)	421	12,256
Amortization of interest rate lock agreements, net of tax benefit of $(513), $(513), $(1,539) and $(1,503), respectively	(1,523)	(1,524)	(4,569)	(4,461)
Other, net of tax expense of $0, $0, $0 and $130, respectively	—	—	—	379
Other comprehensive (loss) income, net of tax expense (benefit) of $1,273, $(2,239), $(1,395) and $2,822, respectively	(11,475)	(7,016)	(34,151)	8,545
Comprehensive income	$452,022	$390,563	$1,329,874	$1,165,822

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)	February 28, 2025	May 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$243,428	$342,015
Accounts receivable, net	1,397,824	1,244,182
Inventories, net	420,826	410,201
Uniforms and other rental items in service	1,100,039	1,040,144
Income taxes, current	663	—
Prepaid expenses and other current assets	178,648	148,665
Total current assets	3,341,428	3,185,207

Property and equipment, net	1,610,414	1,534,168

Investments	336,892	302,212
Goodwill	3,353,553	3,212,424
Service contracts, net	315,336	321,902
Operating lease right-of-use assets, net	209,399	187,953
Other assets, net	444,114	424,951
	$9,611,136	$9,168,817

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$408,461	$339,166
Accrued compensation and related liabilities	208,952	214,130
Accrued liabilities	825,032	761,283
Income taxes, current	—	18,618
Operating lease liabilities, current	48,786	45,727
Debt due within one year	449,915	449,595
Total current liabilities	1,941,146	1,828,519

Long-term liabilities:
Debt due after one year	2,027,477	2,025,934
Deferred income taxes	466,816	475,512
Operating lease liabilities	165,664	146,824
Accrued liabilities	417,785	375,656
Total long-term liabilities	3,077,742	3,023,926

Shareholders’ equity:
Preferred stock, no par value:	—	—
100 shares authorized, none outstanding
Common stock, no par value, and paid-in capital:	2,525,876	2,305,301
1,700,000 shares authorized
FY 2025: 776,172 shares issued and 403,669 shares outstanding
FY 2024: 773,097 shares issued and 405,008 shares outstanding
Retained earnings	11,507,826	10,617,955
Treasury stock:	(9,498,504)	(8,698,085)
FY 2025: 372,503 shares
FY 2024: 368,089 shares
Accumulated other comprehensive income	57,050	91,201
Total shareholders’ equity	4,592,248	4,316,372
	$9,611,136	$9,168,817
See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock and Paid-In Capital		Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total Shareholders' Equity
(In thousands)	Shares	Amount			Shares	Amount

Balance at June 1, 2024	773,097	$2,305,301	$10,617,955	$91,201	(368,089)	$(8,698,085)	$4,316,372
Net income	—	—	452,033	—	—	—	452,033
Comprehensive loss, net of tax	—	—	—	(7,823)	—	—	(7,823)
Dividends	—	—	(157,955)	—	—	—	(157,955)
Stock-based compensation	—	33,367	—	—	—	—	33,367
Vesting of stock-based compensation awards	792	—	—	—	—	—	—
Stock options exercised	1,342	77,055	—	—	(407)	(76,824)	231
Repurchase of common stock	—	—	—	—	(3,476)	(614,802)	(614,802)
Balance at August 31, 2024	775,231	$2,415,723	$10,912,033	$83,378	(371,972)	$(9,389,711)	$4,021,423
Net income	—	—	448,495	—	—	—	448,495
Comprehensive loss, net of tax	—	—	—	(14,853)	—	—	(14,853)
Dividends	—	—	(158,004)	—	—	—	(158,004)
Stock-based compensation	—	32,417	—	—	—	—	32,417
Vesting of stock-based compensation awards	14	—	—	—	—	—	—
Stock options exercised	519	26,173	—	—	(122)	(25,829)	344
Repurchase of common stock	—	—	—	—	(174)	(36,716)	(36,716)
Balance at November 30, 2024	775,764	$2,474,313	$11,202,524	$68,525	(372,268)	$(9,452,256)	$4,293,106
Net income	—	—	463,497	—	—	—	463,497
Comprehensive loss, net of tax	—	—	—	(11,475)	—	—	(11,475)
Dividends	—	—	(158,195)	—	—	—	(158,195)
Stock-based compensation	—	31,802	—	—	—	—	31,802
Vesting of stock-based compensation awards	30	—	—	—	—	—	—
Stock options exercised	378	19,761	—	—	(101)	(19,637)	124
Repurchase of common stock	—	—	—	—	(134)	(26,611)	(26,611)
Balance at February 28, 2025	776,172	$2,525,876	$11,507,826	$57,050	(372,503)	$(9,498,504)	$4,592,248

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock and Paid-In Capital		Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total Shareholders' Equity
(In thousands)	Shares	Amount			Shares	Amount

Balance at June 1, 2023	768,796	$2,031,542	$9,597,315	$77,778	(361,867)	$(7,842,649)	$3,863,986
Net income	—	—	385,085	—	—	—	385,085
Comprehensive income, net of tax	—	—	—	9,391	—	—	9,391
Dividends	—	—	(138,272)	—	—	—	(138,272)
Stock-based compensation	—	30,242	—	—	—	—	30,242
Vesting of stock-based compensation awards	625	—	—	—	—	—	—
Stock options exercised	1,210	59,691	—	—	(472)	(59,212)	479
Repurchase of common stock	—	—	—	—	(582)	(73,276)	(73,276)
Balance at August 31, 2023	770,631	$2,121,475	$9,844,128	$87,169	(362,921)	$(7,975,137)	$4,077,635
Net income	—	—	374,613	—	—	—	374,613
Comprehensive income, net of tax	—	—	—	6,170	—	—	6,170
Dividends	—	—	(137,474)	—	—	—	(137,474)
Stock-based compensation	—	22,940	—	—	—	—	22,940
Vesting of stock-based compensation awards	14	—	—	—	—	—	—
Stock options exercised	800	35,536	—	—	(273)	(35,087)	449
Repurchase of common stock	—	—	—	—	(2,861)	(349,852)	(349,852)
Balance at November 30, 2023	771,445	$2,179,951	$10,081,267	$93,339	(366,055)	$(8,360,076)	$3,994,481
Net income	—	—	397,579	—	—	—	397,579
Comprehensive loss, net of tax	—	—	—	(7,016)	—	—	(7,016)
Dividends	—	—	(137,598)	—	—	—	(137,598)
Stock-based compensation	—	31,308	—	—	—	—	31,308
Vesting of stock-based compensation awards	4	—	—	—	—	—	—
Stock options exercised	912	35,070	—	—	(232)	(34,723)	347
Repurchase of common stock	—	—	—	—	(298)	(45,018)	(45,018)
Balance at February 29, 2024	772,361	$2,246,329	$10,341,248	$86,323	(366,585)	$(8,439,817)	$4,234,083

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(In thousands)	February 28, 2025	February 29, 2024
Cash flows from operating activities:
Net income	$1,364,025	$1,157,277
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	225,714	207,637
Amortization of intangible assets and capitalized contract costs	146,580	119,815
Stock-based compensation	97,586	84,490
Gain on sale of property and equipment	(19,341)	—
Deferred income taxes	(7,286)	(21,366)
Change in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(158,761)	(109,040)
Inventories, net	(8,053)	55,834
Uniforms and other rental items in service	(60,502)	(9,060)
Prepaid expenses and other current assets and capitalized contract costs	(146,062)	(104,873)
Accounts payable	72,799	5,771
Accrued compensation and related liabilities	(4,562)	(58,511)
Accrued liabilities and other	47,617	52,945
Income taxes, current	(19,598)	5,822
Net cash provided by operating activities	1,530,156	1,386,741

Cash flows from investing activities:
Capital expenditures	(294,260)	(307,558)
Purchases of investments	(7,064)	(7,592)
Proceeds from sale of property and equipment	23,972	—
Acquisitions of businesses, net of cash acquired	(198,808)	(185,028)
Other, net	1,788	(3,100)
Net cash used in investing activities	(474,372)	(503,278)

Cash flows from financing activities:
Repayment of debt	—	(13,450)
Proceeds from exercise of stock-based compensation awards	699	1,275
Dividends paid	(453,703)	(393,310)
Repurchase of common stock	(678,129)	(468,146)
Other, net	(19,448)	(5,839)
Net cash used in financing activities	(1,150,581)	(879,470)

Effect of exchange rate changes on cash and cash equivalents	(3,790)	341

Net (decrease) increase in cash and cash equivalents	(98,587)	4,334
Cash and cash equivalents at beginning of period	342,015	124,149
Cash and cash equivalents at end of period	$243,428	$128,483

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

Inventories are valued at the lower of cost (first-in, first-out) or net realizable value. Inventories, net are comprised of the following at:

(In thousands)	February 28, 2025	May 31, 2024

Raw materials	$20,223	$16,664
Work in process	45,137	48,458
Finished goods	355,466	345,079
Inventories, net	$420,826	$410,201
Inventories are recorded net of reserves for obsolete inventory (excess and slow-moving) of $62.7 million and $63.1 million at February 28, 2025 and May 31, 2024, respectively. The inventory obsolescence reserve is determined by specific identification, as well as an estimate based on Cintas' historical rates of obsolescence. Once a specific inventory item is written down to the lower of cost or net realizable value, a new cost basis has been established, and that inventory item cannot subsequently be marked up.

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

Note 2 - Revenue Recognition
The following table presents Cintas' total revenue disaggregated by operating segment:

	Three Months Ended				Nine Months Ended
(In thousands)	February 28, 2025		February 29, 2024		February 28, 2025		February 29, 2024

Uniform Rental and Facility Services	$2,021,144	77.5%	$1,876,642	78.0%	$5,945,393	77.5%	$5,554,009	78.0%
First Aid and Safety Services	301,759	11.6%	262,602	10.9%	893,693	11.6%	789,696	11.1%
Fire Protection Services	203,827	7.8%	182,410	7.6%	595,073	7.8%	530,676	7.4%
Uniform Direct Sales	82,429	3.1%	84,519	3.5%	238,370	3.1%	251,299	3.5%
Total revenue	$2,609,159	100.0%	$2,406,173	100.0%	$7,672,529	100.0%	$7,125,680	100.0%
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

Costs to Obtain a Contract
The Company capitalizes commission expenses paid to our employee-partners when the commissions are deemed to be incremental for obtaining the route servicing customer contract. Capitalized commissions are classified as current or noncurrent based on the timing of when we expect to recognize the expense. The current portion is included in prepaid expenses and other current assets, and the noncurrent portion is included in other assets, net on the Company's consolidated condensed balance sheets. As of February 28, 2025, the current and noncurrent assets related to capitalized commissions totaled $94.8 million and $270.1 million, respectively. As of May 31, 2024, the current and noncurrent assets related to capitalized commissions totaled $94.6 million and $262.5 million, respectively. The Company recorded amortization expense related to capitalized commissions of $27.4 million and $25.6 million during the three months ended February 28, 2025 and February 29, 2024, respectively. During the nine months ended February 28, 2025 and February 29, 2024, we recorded amortization expense related to capitalized commissions of $80.0 million and $75.3 million, respectively. These expenses are classified in selling and administrative expenses on the consolidated condensed statements of income.
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

Operating lease costs, including short-term lease expense and variable lease costs which were immaterial in both periods, were $22.9 million and $21.0 million for the three months ended February 28, 2025 and February 29, 2024, respectively. For the nine months ended February 28, 2025 and February 29, 2024, operating lease costs, including short-term lease expense and variable lease costs which were immaterial in both periods, were $67.5 million and $61.5 million, respectively.

The following table provides supplemental information related to the Company's consolidated condensed statements of cash flows for the nine months ended:

(In thousands)	February 28, 2025	February 29, 2024

Cash paid for amounts included in the measurement of operating lease liabilities	$41,724	$38,577
Operating lease right-of-use assets obtained in exchange for new and renewed operating lease liabilities	$56,151	$41,506
Operating lease right-of-use assets acquired in business combinations	$2,885	$334

Other information related to the operating lease right-of-use assets, net and operating lease liabilities was as follows:

	February 28, 2025	May 31, 2024

Weighted-average remaining lease term	5.55 years	5.15 years
Weighted-average discount rate	3.93%	3.48%

The contractual future minimum lease payments of Cintas' operating lease liabilities by fiscal year are as follows as of February 28, 2025:

(In thousands)

2025 (remaining three months)	$14,222
2026	54,431
2027	44,982
2028	38,659
2029	30,034
Thereafter	58,649
Total payments	240,977
Less interest	(26,527)
Total present value of lease payments	$214,450

Note 4 - Fair Value Measurements
All financial instruments that are measured at fair value on a recurring basis have been classified within the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the consolidated condensed balance sheet dates. These financial instruments measured at fair value on a recurring basis are summarized below:

	As of February 28, 2025				As of May 31, 2024
(In thousands)	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$243,428	$—	$—	$243,428	$342,015	$—	$—	$342,015
Other assets, net:
Interest rate lock agreements	—	95,395	—	95,395	—	94,829	—	94,829
Total assets at fair value	$243,428	$95,395	$—	$338,823	$342,015	$94,829	$—	$436,844
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

Note 5 - Earnings Per Share
Cintas uses the two-class method to calculate basic and diluted earnings per share as a result of outstanding participating securities in the form of restricted stock awards. The following tables set forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Cintas’ common shares (in each case as adjusted to reflect the Stock Split):

	Three Months Ended		Nine Months Ended
Basic Earnings per Share (In thousands except per share data)	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024

Net income	$463,497	$397,579	$1,364,025	$1,157,277
Less: net income allocated to participating securities	1,629	1,543	4,791	4,486
Net income available to common shareholders	$461,868	$396,036	$1,359,234	$1,152,791
Basic weighted average common shares outstanding	403,769	405,910	403,568	406,723

Basic earnings per share	$1.14	$0.98	$3.37	$2.83

	Three Months Ended		Nine Months Ended
Diluted Earnings per Share (In thousands except per share data)	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024

Net income	$463,497	$397,579	$1,364,025	$1,157,277
Less: net income allocated to participating securities	1,629	1,543	4,791	4,486
Net income available to common shareholders	$461,868	$396,036	$1,359,234	$1,152,791
Basic weighted average common shares outstanding	403,769	405,910	403,568	406,723
Effect of dilutive securities – employee stock options	6,538	6,836	6,924	6,666
Diluted weighted average common shares outstanding	410,307	412,746	410,492	413,389

Diluted earnings per share	$1.13	$0.96	$3.31	$2.79

For the three months ended February 28, 2025 and February 29, 2024, options granted to purchase 1.2 million and 1.9 million shares of Cintas common stock, respectively, were excluded from the computation of diluted earnings per share. For the nine months ended February 28, 2025 and February 29, 2024, options granted to purchase 0.9 million and 1.5 million shares of Cintas common stock, respectively, were excluded from the computation of diluted earnings per share. The exercise prices of these options were greater than the average market price of the common stock (anti-dilutive).

Cintas announced on July 27, 2021, that the Board of Directors (the Board) authorized a $1.5 billion share buyback program, which was completed during the fourth quarter of fiscal year 2024. On July 26, 2022 and July 23, 2024, Cintas announced that the Board authorized new share buyback programs for $1.0 billion. Neither of the outstanding share buyback programs have an expiration date.

The following table summarizes the share buyback activity by program and period:

	Three Months Ended			Nine Months Ended
	February 28, 2025			February 28, 2025
Buyback Activity (In thousands except per share data)	Shares	Avg. Price per Share	Purchase Price	Shares	Avg. Price per Share	Purchase Price

July 26, 2022	—	$—	$—	2,732	$173.40	$473,617
July 23, 2024	—	—	—	—	—	—
	—	$—	$—	2,732	$173.40	$473,617

Shares acquired for taxes due (1)	134	$197.89	$26,611	1,052	$194.31	$204,512

Total repurchase of Cintas common stock			$26,611			$678,129

	Three Months Ended			Nine Months Ended
	February 29, 2024			February 29, 2024
Buyback Activity (In thousands except per share data)	Shares	Avg. Price per Share	Purchase Price	Shares	Avg. Price per Share	Purchase Price

July 27, 2021	—	$—	$—	2,633	$121.64	$320,266
July 26, 2022	—	—	—	—	—	—
	—	$—	$—	2,633	$121.64	$320,266

Shares acquired for taxes due (1)	298	$151.13	$45,018	1,108	$133.41	$147,880

Total repurchase of Cintas common stock			$45,018			$468,146
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

In addition to the share buyback activity presented above, Cintas acquired shares of Cintas common stock, via non-cash transactions, in connection with net-share settlements of option exercises. The following table summarizes Cintas' non-cash share buyback activity:

	Three Months Ended			Nine Months Ended
	February 28, 2025			February 28, 2025
(In thousands except per share data)	Shares	Avg. Price per Share	Non-Cash Value	Shares	Avg. Price per Share	Non-Cash Value

Non-cash transaction activity	101	$196.09	$19,637	630	$194.15	$122,290

	Three Months Ended			Nine Months Ended
	February 29, 2024			February 29, 2024
	Shares	Avg. Price per Share	Non-Cash Value	Shares	Avg. Price per Share	Non-Cash Value

Non-cash transaction activity	232	$149.70	$34,723	977	$132.17	$129,023

There were no share buybacks in the period subsequent to February 28, 2025, through April 3, 2025. From the inception of the July 26, 2022 share buyback program through April 3, 2025, Cintas has purchased 3.1 million shares of Cintas common stock in the aggregate, at an average price of $172.85 per share, for a total purchase price of $530.7 million. Cintas has made no purchases under the July 23, 2024 share buyback program.

Note 6 - Goodwill, Service Contracts and Other Assets, Net
Changes in the carrying amount of goodwill and service contracts by reportable operating segment and All Other for the nine months ended February 28, 2025, are as follows:

Goodwill (In thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Total

Balance as of June 1, 2024	$2,773,565	$293,747	$145,112	$3,212,424
Goodwill acquired	132,452	2,878	20,033	155,363
Foreign currency translation	(12,983)	(1,204)	(47)	(14,234)
Balance as of February 28, 2025	$2,893,034	$295,421	$165,098	$3,353,553

Service Contracts (In thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Total

Balance as of June 1, 2024	$290,498	$16,203	$15,201	$321,902
Service contracts acquired	29,907	1,622	6,633	38,162
Service contracts amortization	(35,968)	(3,971)	(3,111)	(43,050)
Foreign currency translation	(1,629)	(49)	—	(1,678)
Balance as of February 28, 2025	$282,808	$13,805	$18,723	$315,336

Information regarding Cintas’ service contracts, net and other assets, net is as follows:

	As of February 28, 2025			As of May 31, 2024
(In thousands)	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net

Service contracts	$1,065,675	$750,339	$315,336	$1,033,762	$711,860	$321,902

Capitalized contract costs (1)	$865,080	$595,008	$270,072	$777,535	$515,041	$262,494
Noncompete and consulting agreements and other	247,842	73,800	174,042	233,334	70,877	162,457
Other assets	$1,112,922	$668,808	$444,114	$1,010,869	$585,918	$424,951
(1)    The current portion of capitalized contract costs, included in prepaid expenses and other current assets on the consolidated condensed balance sheets as of February 28, 2025 and May 31, 2024, is $94.8 million and $94.6 million, respectively.

Amortization expense for service contracts and other assets was $43.2 million and $40.0 million for the three months ended February 28, 2025 and February 29, 2024, respectively. For the nine months ended February 28, 2025 and February 29, 2024, amortization expense for service contracts and other assets was $125.7 million and $117.9 million, respectively. These expenses are recorded in selling and administrative expenses on the consolidated condensed statements of income. As of February 28, 2025, the estimated future amortization expense for service contracts and other assets, excluding any future acquisitions and commissions to be earned, is as follows:

Fiscal Year (In thousands)

2025 (remaining three months)	$39,536
2026	149,722
2027	126,934
2028	97,663
2029	83,431
Thereafter	195,163
Total future amortization expense	$692,449

Note 7 - Debt, Derivatives and Hedging Activities
Cintas' outstanding debt is summarized as follows:

(In thousands)	Interest Rate	Fiscal Year Issued	Fiscal Year Maturity	February 28, 2025	May 31, 2024

Debt due within one year
Senior notes (1)	3.11%	2015	2025	$50,042	$50,294
Senior notes	3.45%	2022	2025	400,000	400,000
Debt issuance costs				(127)	(699)
Total debt due within one year				$449,915	$449,595

Debt due after one year
Senior notes	3.70%	2017	2027	$1,000,000	$1,000,000
Senior notes	4.00%	2022	2032	800,000	800,000
Senior notes	6.15%	2007	2037	236,550	236,550
Debt issuance costs				(9,073)	(10,616)
Total debt due after one year				$2,027,477	$2,025,934
(1)Cintas assumed these senior notes with the acquisition of G&K Services, Inc. (G&K) in the fourth quarter of fiscal 2017, and they were recorded at fair value. The interest rate shown above is the effective interest rate until repayment in fiscal 2025.

Cintas' senior notes, excluding the G&K senior notes assumed with the acquisition of G&K in fiscal 2017, are recorded at cost, net of debt issuance costs. The fair value of the long-term debt is estimated using Level 2 inputs based on observable market prices. The carrying value and fair value of Cintas' debt as of February 28, 2025 were $2,486.6 million and $2,455.2 million, respectively, and as of May 31, 2024 were $2,486.6 million and $2,392.8 million, respectively. During the nine months ended February 29, 2024, Cintas repurchased, and subsequently retired $13.5 million of its 6.15%, 30-year senior notes. In conjunction with these transactions, during the nine months ended February 29, 2024, Cintas recognized a loss of $0.9 million, which is recorded in interest expense on the consolidated condensed statements of income.

The credit agreement that supports our commercial paper program has capacity under the revolving credit facility of $2.0 billion. The credit agreement has an accordion feature that provides Cintas the ability to request increases to the borrowing commitments under the revolving credit facility of up to $500.0 million in the aggregate, subject to customary conditions. The maturity date of the revolving credit facility is March 23, 2027. As of February 28, 2025 and May 31, 2024, there was no commercial paper outstanding and no borrowings on our revolving credit facility. The fair value of the commercial paper, which approximates carrying value, is estimated using level 2 inputs based on observable market prices and interest rates.

Cintas uses interest rate locks to manage its overall interest expense as interest rate locks effectively change the interest rate of specific debt issuances. The interest rate locks are entered into to protect against unfavorable movements in the benchmark treasury rate related to forecasted debt issuances. Cintas used interest rate locks, which represent cash flow hedges, to hedge against movements in the treasury rates at the time Cintas issued its senior notes in fiscal 2007, fiscal 2017 and fiscal 2022. The amortization of the interest rate locks resulted in a decrease to other comprehensive income of $1.5 million for both the three months ended February 28, 2025 and February 29, 2024. For the nine months ended February 28, 2025 and February 29, 2024, the amortization of the interest rate locks resulted in a decrease to other comprehensive income of $4.6 million and $4.5 million, respectively.

During fiscal 2022 and fiscal 2020, Cintas entered into interest rate lock agreements for forecasted debt issuances. The aggregate notional value of outstanding cash flow hedges was $500.0 million at both February 28, 2025 and May 31, 2024. The fair values of the outstanding interest rate locks, for forecasted debt issuances, are summarized as follows:

Fiscal Year of Issuance (In thousands)	February 28, 2025	May 31, 2024
	Other Assets, net	Other Assets, net

2022	$57,577	$56,717
2020	$37,817	$38,112

The changes in fair value of the interest rate locks are recorded in other comprehensive income (loss), net of tax. These interest rate locks had no impact on net income or cash flows for the three and nine months ended February 28, 2025 or February 29, 2024.

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

Note 8 - Income Taxes
In the normal course of business, Cintas provides for uncertain tax positions and the related interest and adjusts its unrecognized tax benefits and accrued interest accordingly. As of February 28, 2025 and May 31, 2024, recorded unrecognized tax benefits were $40.9 million and $32.7 million, respectively, and are included in long-term accrued liabilities on the consolidated condensed balance sheets.

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

Cintas’ effective tax rate was 21.0% and 19.9% for the three months ended February 28, 2025 and February 29, 2024, respectively. For the nine months ended February 28, 2025 and February 29, 2024, Cintas' effective tax rate was 19.2% and 20.0%, respectively. The effective tax rate for all periods was impacted by certain discrete items (primarily the tax accounting impact for stock-based compensation).

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

	February 28, 2025	February 29, 2024

Uniform Rental and Facility Services	6	7
First Aid and Safety Services	3	1
All Other	11	8

The following summarizes the aggregate purchase price and fair value allocations for all businesses acquired during the nine months ended:

(In thousands)	February 28, 2025	February 29, 2024

Fair value of tangible assets acquired	$25,640	$14,350
Fair value of service contracts acquired	38,162	28,860
Fair value of other intangibles acquired	6,868	5,278
Net goodwill recognized	155,363	155,653
Total fair value of assets acquired	226,033	204,141
Total fair value of liabilities assumed	(2,419)	—
Total fair value of net assets acquired, net of cash acquired	223,614	204,141
Deferred purchase price consideration	(24,806)	(19,113)
Total cash consideration for acquisitions, net of cash acquired	$198,808	$185,028

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

Note 10 - Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income (loss), net of tax:

(In thousands)	Foreign Currency	Unrealized Income on Interest Rate Locks	Other	Total

Balance at June 1, 2024	$(18,292)	$108,893	$600	$91,201
Other comprehensive income (loss) before reclassifications	3,656	(9,956)	—	(6,300)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,523)	—	(1,523)
Net current period other comprehensive income (loss)	3,656	(11,479)	—	(7,823)
Balance at August 31, 2024	(14,636)	97,414	600	83,378
Other comprehensive (loss) income before reclassifications	(18,491)	5,161	—	(13,330)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,523)	—	(1,523)
Net current period other comprehensive (loss) income	(18,491)	3,638	—	(14,853)
Balance at November 30, 2024	(33,127)	101,052	600	68,525
Other comprehensive (loss) income before reclassifications	(15,168)	5,216	—	(9,952)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,523)	—	(1,523)
Net current period other comprehensive (loss) income	(15,168)	3,693	—	(11,475)
Balance at February 28, 2025	$(48,295)	$104,745	$600	$57,050

(In thousands)	Foreign Currency	Unrealized Income on Interest Rate Locks	Other	Total

Balance at June 1, 2023	$(17,001)	$96,714	$(1,935)	$77,778
Other comprehensive income before reclassifications	2,634	8,199	—	10,833
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,442)	—	(1,442)
Net current period other comprehensive income	2,634	6,757	—	9,391
Balance at August 31, 2023	(14,367)	103,471	(1,935)	87,169
Other comprehensive (loss) income before reclassifications	(1,813)	9,099	379	7,665
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,495)	—	(1,495)
Net current period other comprehensive (loss) income	(1,813)	7,604	379	6,170
Balance at November 30, 2023	(16,180)	111,075	(1,556)	93,339
Other comprehensive loss before reclassifications	(450)	(5,042)	—	(5,492)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,524)	—	(1,524)
Net current period other comprehensive loss	(450)	(6,566)	—	(7,016)
Balance at February 29, 2024	$(16,630)	$104,509	$(1,556)	$86,323

The following table summarizes the reclassifications out of accumulated other comprehensive income (loss):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line in the Consolidated Condensed Statements of Income
	Three Months Ended		Nine Months Ended
(In thousands)	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024

Amortization of interest rate locks	$2,036	$2,037	$6,108	$5,964	Interest expense
Tax expense	(513)	(513)	(1,539)	(1,503)	Income taxes
Amortization of interest rate locks, net of tax	$1,523	$1,524	$4,569	$4,461

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

Information related to the operations of Cintas’ reportable operating segments and All Other is set forth below:

(In thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Corporate (1)	Total

For the three months ended February 28, 2025
Revenue	$2,021,144	$301,759	$286,256	$—	$2,609,159
Operating income	$489,483	$71,533	$48,837	$—	$609,853

For the three months ended February 29, 2024
Revenue	$1,876,642	$262,602	$266,929	$—	$2,406,173
Operating income	$420,407	$57,717	$42,676	$—	$520,800

As of and for the nine months ended February 28, 2025
Revenue	$5,945,393	$893,693	$833,443	$—	$7,672,529
Operating income	$1,408,280	$218,044	$135,950	$—	$1,762,274
Total assets	$7,879,273	$790,137	$698,298	$243,428	$9,611,136

As of and for the nine months ended February 29, 2024
Revenue	$5,554,009	$789,696	$781,975	$—	$7,125,680
Operating income	$1,226,547	$175,828	$118,664	$—	$1,521,039
Total assets	$7,503,038	$745,633	$602,096	$128,108	$8,978,875
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

The Company is a defendant in a purported class action lawsuit, City of Laurel, Mississippi v. Cintas Corporation No. 2, filed on March 12, 2021. This is a contract dispute whereby plaintiffs allege that Cintas breached its contracts with participating public agencies and seek, among other things, contract-based damages. In March 2024, an agreement in principle was reached with the plaintiff which would require a one-time monetary payment related to the contract dispute of $45.0 million, which was accrued for and included in accrued liabilities on the consolidated condensed balance sheet at February 28, 2025 and May 31, 2024. The amount reserved for this matter did not have a material impact on the consolidated condensed statements of income for any period presented. The Company will also make certain future investments such as people and technology. These future investments are not expected to be material to the Company. The tentative settlement remains subject to approval of the U.S. District Court for the District of Nevada; however, we do not anticipate any material changes in the amounts reflected in the consolidated condensed financial statements.

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

Results of Operations
Cintas classifies its business into two reportable operating segments and places the remainder of its operating segments in an All Other category. Cintas’ two reportable operating segments are Uniform Rental and Facility Services and First Aid and Safety Services. The Uniform Rental and Facility Services reportable operating segment consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items. In addition to these rental items, restroom cleaning services and supplies and the sale of items from our catalogs to our customers on route are included within this reportable operating segment. The First Aid and Safety Services reportable operating segment consists of first aid and safety products and services. The remainder of Cintas’ business, which consists of the Fire Protection Services operating segment and the Uniform Direct Sales operating segment, is included in All Other. These operating segments consist of fire protection products and services and the direct sale of uniforms and related items. Cintas evaluates operating segment performance based on revenue and operating income. Revenue and operating income for the nine months ended February 28, 2025 and February 29, 2024, for the two reportable operating segments and All Other are presented in Note 11 entitled Segment Information of “Notes to Consolidated Condensed Financial Statements.”

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

Consolidated Results
Three Months Ended February 28, 2025 Compared to Three Months Ended February 29, 2024

Total revenue increased 8.4% to $2,609.2 million for the three months ended February 28, 2025, compared to $2,406.2 million for the three months ended February 29, 2024. The organic revenue growth rate, which adjusts for the impact of acquisitions and foreign currency exchange rate fluctuations, was 7.9%. Revenue growth was positively impacted by 0.9% due to acquisitions and negatively impacted by 0.4% due to foreign currency exchange rate fluctuations.

Uniform Rental and Facility Services reportable operating segment revenue was $2,021.1 million for the three months ended February 28, 2025, compared to $1,876.6 million for the three months ended February 29, 2024, which was an increase of 7.7%. The organic revenue growth rate for this reportable operating segment was 7.0%. Revenue growth in the Uniform Rental and Facility Services reportable operating segment was positively impacted by 1.1% due to acquisitions and negatively impacted by 0.4% due to foreign currency exchange rate fluctuations. Revenue growth was a result of new business, the penetration of additional products and services into existing customers and price increases, partially offset by lost business.

Other revenue, consisting of revenue from the First Aid and Safety Services reportable operating segment and All Other, increased 11.0% for the three months ended February 28, 2025, compared to the three months ended February 29, 2024, from $529.5 million to $588.0 million. The organic revenue growth rate for other revenue was 10.7%. Revenue growth was positively impacted by 0.4% due to acquisitions and negatively impacted by 0.1% due to foreign exchange rate fluctuations.

Cost of uniform rental and facility services consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other ancillary items. Cost of uniform rental and facility services increased $49.5 million, or 5.2%, for the three months ended February 28, 2025, compared to the three months ended February 29, 2024. Cost of uniform rental and facility services improved as a percent of revenue, decreasing from 51.2% for the three months ended February 29, 2024, to 50.0% for the three months ended February 28, 2025. This improvement as a percent of revenue was primarily due to more efficient usage of in-service inventory and more efficient routing due to our SmartTruck initiative.

Cost of other consists primarily of cost of goods sold (predominantly first aid and safety products, personal protective equipment, uniforms and fire protection products), delivery expenses and distribution expenses in the First Aid and Safety Services reportable operating segment and All Other. Cost of other increased $22.0 million, or 8.5%, for the three months ended February 28, 2025, compared to the three months ended February 29, 2024. Cost of other improved as a percent of revenue, decreasing from 48.7% for three months ended February 29, 2024, to 47.6% for the three months ended February 28, 2025. The improvement in cost of sales as a percent of revenue was primarily due to a favorable sales mix and sourcing and productivity initiatives in the First Aid and Safety Services reportable operating segment.

Selling and administrative expenses increased $42.4 million, or 6.4%, in the three months ended February 28, 2025, compared to the three months ended February 29, 2024. Selling and administrative expenses as a percent of revenue were 27.2% for the three months ended February 28, 2025, compared to 27.7% for the three months ended February 29, 2024. We recorded a gain of $15.0 million on a sale of property and equipment in the three months ended February 28, 2025, and we recorded $15.0 million in costs associated with a tentative legal settlement in the three months ended February 29, 2024, both of which impacted all segments by the same percent of revenue. Excluding those items, selling and administrative expenses as a percent of revenue increased for the three months ended February 28, 2025, compared to the three months ended February 29, 2024. The resulting increase as a percent of revenue was due in part to investments in technology and an increase in legal and professional expenses as a percent of revenue.

Operating income was $609.9 million, or 23.4% of revenue, for the three months ended February 28, 2025, compared to $520.8 million, or 21.6% of revenue, for the three months ended February 29, 2024. The improvement in operating income as a percent of revenue was primarily due to operating leverage from revenue growth, sourcing and productivity initiatives, in-service inventory usage, and the changes in selling and administrative expenses noted above.

Net interest expense (interest expense less interest income) was $23.4 million for the three months ended February 28, 2025, compared to $24.6 million for the three months ended February 29, 2024. The change was primarily due to a decrease in the average amount of outstanding debt during the three months ended February 29, 2025.

Cintas’ effective tax rate was 21.0% and 19.9% for the three months ended February 28, 2025 and February 29, 2024, respectively. The effective tax rate in both periods was impacted by certain discrete items, primarily the tax accounting impact for stock-based compensation.

Net income was $463.5 million for the three months ended February 28, 2025, an increase of 16.6% compared to the three months ended February 29, 2024. Diluted earnings per share were $1.13 for the three months ended February 28, 2025, which was an increase of 17.7% compared to the three months ended February 29, 2024. Diluted earnings per share increased primarily due to the increase in net income.

Uniform Rental and Facility Services Reportable Operating Segment
Three Months Ended February 28, 2025 Compared to Three Months Ended February 29, 2024

Uniform Rental and Facility Services reportable operating segment revenue was $2,021.1 million for the three months ended February 28, 2025, compared to $1,876.6 million for the three months ended February 29, 2024. The organic revenue growth rate for the reportable operating segment was 7.0%. The cost of uniform rental and facility services increased $49.5 million, or 5.2%. The reportable operating segment’s gross margin was $1,011.5 million. Gross margin as a percent of revenue was 50.0% for the three months ended February 28, 2025, compared to 48.8% for the three months ended February 29, 2024. The improvement in gross margin was primarily the result of more efficient usage of in-service inventory and more efficient routing due to our SmartTruck initiative.

Selling and administrative expenses for the Uniform Rental and Facility Services reportable operating segment increased $26.0 million in the three months ended February 28, 2025, compared to the three months ended February 29, 2024. Selling and administrative expenses as a percent of revenue for the three months ended February 28, 2025 were 25.8%, compared to 26.4% in the three months ended February 29, 2024. Excluding the items noted previously, selling and administrative expenses as a percent of revenue increased for the three months ended February 28, 2025, compared to the three months ended February 29, 2024. The resulting increase as a percent of revenue was primarily due to investments in technology and an increase in legal and professional expenses as a percent of revenue.

Income before income taxes increased $69.1 million, or 16.4%, for the Uniform Rental and Facility Services reportable operating segment for the three months ended February 28, 2025, compared to the three months ended February 29, 2024. Income before income taxes was 24.2% of the reportable operating segment's revenue compared to the three months ended February 29, 2024 of 22.4% of revenue. The improvement in income before income taxes was a result of the expansion in gross margin in addition to the improvement in selling and administrative expenses as a percent of revenue noted above.

First Aid and Safety Services Reportable Operating Segment
Three Months Ended February 28, 2025 Compared to Three Months Ended February 29, 2024

First Aid and Safety Services reportable operating segment revenue increased from $262.6 million to $301.8 million, or 14.9%, for the three months ended February 28, 2025, over the three months ended February 29, 2024. The organic revenue growth rate for the reportable operating segment was 15.0%. First Aid and Safety Services reportable operating segment revenue was positively impacted by 0.1% due to acquisitions and negatively impacted by 0.2% due to foreign currency exchange rate fluctuations. The increase in revenue was driven by many factors including increases in new business sold by sales representatives, penetration of additional products and services into existing customers, price increases and strong customer retention.

Cost of first aid and safety services for the three months ended February 28, 2025, increased $14.8 million, or 12.8%, compared to the three months ended February 29, 2024. The gross margin as a percent of revenue was 57.0% for the three months ended February 28, 2025, compared to the gross margin as a percent of revenue of 56.3% in the three months ended February 29, 2024. The improvement in gross margin as a percent of revenue was primarily driven by a favorable sales mix and sourcing and productivity initiatives.

Selling and administrative expenses increased $10.6 million in the three months ended February 28, 2025, compared to the three months ended February 29, 2024. Selling and administrative expenses as a percent of revenue for the three months ended February 28, 2025 were 33.3%, compared to 34.3% for the three months ended February 29, 2024. Excluding the items noted previously, selling and administrative expenses as a percent of revenue increased for the three months ended February 28, 2025, compared to the three months ended February 29, 2024. The resulting increase as a percent of revenue was primarily due to investments in selling resources.

Income before income taxes for the First Aid and Safety Services reportable operating segment increased $13.8 million to $71.5 million for the three months ended February 28, 2025, compared to the three months ended February 29, 2024. Income before income taxes was 23.7% of the reportable operating segment’s revenue compared to the three months ended February 29, 2024 of 22.0%. The increase in income before income taxes was primarily due to the previously discussed improvements in gross margin, in addition to the change in selling and administrative expenses as a percent of revenue noted above.

Consolidated Results
Nine Months Ended February 28, 2025 Compared to Nine Months Ended February 29, 2024

Total revenue increased 7.7% to $7,672.5 million for the nine months ended February 28, 2025, compared to $7,125.7 million for the nine months ended February 29, 2024. Total organic revenue growth was also 7.7%. Organic growth adjusts for the impact of acquisitions, workday differences and foreign currency exchange rate fluctuations. Revenue growth was positively impacted by 0.7% due to acquisitions, negatively impacted by 0.5% due to one less workday in the nine months ended February 28, 2025 compared to the nine months ended February 29, 2024, and negatively impacted by 0.2% due to foreign currency exchange rate fluctuations.

Uniform Rental and Facility Services reportable operating segment revenue was $5,945.4 million for the nine months ended February 28, 2025, compared to $5,554.0 million in the nine months ended February 29, 2024, which was an increase of 7.0%. Organic revenue growth for this reportable operating segment was also 7.0%. Uniform Rental and Facility Services reportable operating segment revenue was positively impacted by 0.8% due to acquisitions, negatively impacted by 0.6% due to one less workday in the nine months ended February 28, 2025 compared to the nine months ended February 29, 2024, and negatively impacted by 0.2% due to foreign currency exchange rate fluctuations. Revenue growth was a result of new business, the penetration of additional products and services into existing customers and price increases, partially offset by lost business.

Other revenue, consisting of revenue from the First Aid and Safety Services reportable operating segment and All Other, was $1,727.1 million for the nine months ended February 28, 2025, compared to $1,571.7 million for the nine months ended February 29, 2024, which was an increase of 9.9%. Organic growth for other revenue was 10.1%. Revenue growth was positively impacted by 0.5% due to acquisitions and negatively impacted by 0.6% due to one less workday in the nine months ended February 28, 2025 compared to the nine months ended February 29, 2024, and negatively impacted by 0.1% due to foreign currency exchange rate fluctuations.

Cost of uniform rental and facility services consists primarily of production expenses, delivery expenses and the amortization of in service inventory, including uniforms, mats, shop towels and other ancillary items. Cost of uniform rental and facility services increased $122.9 million, or 4.3%, for the nine months ended February 28, 2025, compared to the nine months ended February 29, 2024. Cost of uniform rental and facility services improved as a percent of revenue, decreasing from 51.9% for the nine months ended February 29, 2024, to 50.5% for the nine months ended February 28, 2025. This improvement as a percent of revenue was primarily due to more efficient usage of in-service inventory and more efficient routing due to our SmartTruck initiative.

Cost of other consists primarily of cost of goods sold (predominantly first aid and safety products, personal protective equipment, uniforms, and fire protection products), delivery expenses and distribution expenses in the First Aid and Safety Services reportable operating segment and All Other. Cost of other increased $46.8 million, or 6.1%, for the nine months ended February 28, 2025, compared to the nine months ended February 29, 2024. Cost of other improved as a percent of revenue, decreasing from 49.2% for nine months ended February 29, 2024, to 47.4% for the nine months ended February 28, 2025. The improvement in cost of sales as a percent of revenue was primarily due to a favorable sales mix and sourcing and productivity initiatives in the First Aid and Safety Services reportable operating segment.

Selling and administrative expenses increased $136.0 million, or 7.0%, for the nine months ended February 28, 2025, compared to the nine months ended February 29, 2024, but improved as a percent of revenue from 27.4% for the nine months ended February 29, 2024, to 27.2% for the nine months ended February 28, 2025. In the nine months ended February 28, 2025, we recorded a gain on a sale of property and equipment and in the nine months ended February 29, 2024, we recorded costs associated with a tentative legal settlement, both of which impacted all segments by the same percent of revenue. Excluding those items, selling and administrative expenses as a percent of revenue increased for the nine months ended February 28, 2025, compared to the nine months ended February 29, 2024. The resulting increase as a percent of revenue was primarily due to investments in technology.

Operating income was $1,762.3 million, or 23.0% of revenue, for the nine months ended February 28, 2025, compared to $1,521.0 million, or 21.3% of revenue, for the nine months ended February 29, 2024. The improvement in operating income as a percent of revenue was primarily due to the previously mentioned improvements in gross margin, in addition to the change in selling and administrative expenses as a percent of revenue noted above.

Net interest expense (interest expense less interest income) was $73.5 million for the nine months ended February 28, 2025, compared to $74.5 million for the nine months ended February 29, 2024. The reduction was primarily due to a decrease in the average amount of outstanding debt during the nine months ended February 29, 2025.

Cintas’ effective tax rate was 19.2% and 20.0% for the nine months ended February 28, 2025 and February 29, 2024, respectively. The effective tax rate in both periods was impacted by certain discrete items, primarily the tax accounting impact for stock-based compensation.

Net income for the nine months ended February 28, 2025, increased $206.7 million, or 17.9%, compared to the nine months ended February 29, 2024. Diluted earnings per share was $3.31 for the nine months ended February 28, 2025, which was an increase of 18.6% compared to the nine months ended February 29, 2024. Diluted earnings per share increased primarily due to the increase in net income.

Uniform Rental and Facility Services Reportable Operating Segment
Nine Months Ended February 28, 2025 Compared to Nine Months Ended February 29, 2024

Uniform Rental and Facility Services reportable operating segment revenue increased 7.0% to $5,945.4 million for the nine months ended February 28, 2025, compared to $5,554.0 million for the nine months ended February 29, 2024. Organic revenue growth for this reportable operating segment was also 7.0%. This increase in revenue was driven by many factors including new business sold by sales representatives, penetration of additional products and services into existing customers, price increases and strong customer retention.

Cost of uniform rental and facility services increased $122.9 million, or 4.3%, for the nine months ended February 28, 2025 over the nine months ended February 29, 2024. The reportable operating segment’s gross margin was $2,940.5 million, or 49.5% of revenue, for the nine months ended February 28, 2025, compared to the gross margin of 48.1% for the nine months ended February 29, 2024. This improvement as a percent of revenue was primarily due to more efficient usage of in-service inventory and more efficient routing due to our SmartTruck initiative.

Selling and administrative expenses for the Uniform Rental and Facility Services reportable operating segment increased $86.8 million but decreased as a percent of revenue for the nine months ended February 28, 2025 to 25.8%, compared to 26.0% for the nine months ended February 29, 2024. Excluding the items noted previously, selling and administrative expenses as a percent of revenue increased for the nine months ended February 28, 2025, compared to the nine months ended February 29, 2024. The resulting increase as a percent of revenue was primarily due to investments in technology.

Income before income taxes increased $181.7 million, or 14.8%, for the Uniform Rental and Facility Services reportable operating segment for the nine months ended February 28, 2025, compared to the nine months ended February 29, 2024. Income before income taxes was 23.7% of the reportable operating segment’s revenue, compared to 22.1% for the nine months ended February 29, 2024. The improvement as a percent of revenue was primarily a result of the improvement in gross margin.

First Aid and Safety Services Reportable Operating Segment
Nine Months Ended February 28, 2025 Compared to Nine Months Ended February 29, 2024

First Aid and Safety Services reportable operating segment revenue increased from $789.7 million to $893.7 million, or 13.2%, for the nine months ended February 28, 2025, over the nine months ended February 29, 2024. Organic revenue growth for this reportable operating segment was 13.8%. First Aid and Safety Services reportable operating segment revenue was positively impacted by 0.1% due to acquisitions, negatively impacted by 0.5% due to one less workday in the nine months ended February 28, 2025 compared to the nine months ended February 29, 2024, and negatively impacted by 0.2% due to foreign currency exchange rate fluctuations. This increase in revenue was driven by many factors including new business sold by sales representatives, penetration of additional products and services into existing customers, price increases and strong customer retention.

Cost of first aid and safety services increased $30.4 million, or 8.7%, for the nine months ended February 28, 2025, compared to the nine months ended February 29, 2024, due to higher sales volume. The gross margin as a percent of revenue was 57.3% for the nine months ended February 28, 2025, compared to the gross margin as a percent of revenue of 55.6% in the nine months ended February 29, 2024. The improvement in gross margin as a percent of revenue was primarily driven by a favorable sales mix and sourcing and productivity initiatives.

Selling and administrative expenses increased $31.4 million but decreased as a percent of revenue to 32.9%, for the nine months ended February 28, 2025, compared to 33.3% for the nine months ended February 29, 2024. Excluding the items noted previously, selling and administrative expenses as a percent of revenue for the nine months ended February 28, 2025 was the same as selling and administrative expenses as a percent of revenue for the nine months ended February 29, 2024.

Income before income taxes for the First Aid and Safety Services reportable operating segment was $218.0 million for the nine months ended February 28, 2025, compared to $175.8 million for the nine months ended February 29, 2024. Income before income taxes, at 24.4% of the reportable operating segment’s revenue, increased 210 basis points compared to the nine months ended February 29, 2024 primarily due to the improvements in gross margin, in addition to the change in selling and administrative expenses as a percent of revenue noted above.

Liquidity and Capital Resources
The following is a summary of our cash flows and cash and cash equivalents as of and for the nine months ended:

(In thousands)	February 28, 2025	February 29, 2024

Net cash provided by operating activities	$1,530,156	$1,386,741
Net cash used in investing activities	$(474,372)	$(503,278)
Net cash used in financing activities	$(1,150,581)	$(879,470)

Cash and cash equivalents at the end of the period	$243,428	$128,483
Cash and cash equivalents as of February 28, 2025 and February 29, 2024, include $34.2 million and $52.4 million, respectively, that is located outside of the U.S.

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

Net cash provided by operating activities was $1,530.2 million for the nine months ended February 28, 2025, compared to $1,386.7 million for the nine months ended February 29, 2024. The increase from the prior fiscal year was primarily due to an increase in net income and favorable changes in working capital, specifically accounts payable and accrued compensation and related liabilities. These improvements were partially offset by unfavorable changes in working capital, specifically, inventories, net, uniforms and other rental items in service, and accounts receivable, net.

Net cash used in investing activities includes capital expenditures, purchases of investments and cash paid for acquisitions of businesses. Capital expenditures were $294.3 million and $307.6 million for the nine months ended February 28, 2025 and February 29, 2024, respectively. Capital expenditures in the nine months ended February 28, 2025, included $219.3 million for the Uniform Rental and Facility Services reportable operating segment and $37.7 million for the First Aid and Safety Services reportable operating segment. Cash paid for acquisitions of businesses was $198.8 million and $185.0 million for the nine months ended February 28, 2025 and February 29, 2024, respectively. The acquisitions during both the nine months ended February 28, 2025 and February 29, 2024, occurred in our Uniform Rental and Facility Services reportable operating segment, our First Aid and Safety Services reportable operating segment and our Fire Protection Services operating segment, which is included in All Other. In addition, during the nine months ended February 28, 2025, Cintas received cash proceeds of $24.0 million related to the sale of property and equipment. Net cash used in investing activities also includes $7.1 million and $7.6 million of purchases of investments during the nine months ended February 28, 2025 and February 29, 2024, respectively.
Net cash used in financing activities was $1,150.6 million and $879.5 million for the nine months ended February 28, 2025 and February 29, 2024, respectively. The increase in cash used in financing activities was due to the increase in share buyback activity and an increase in dividends paid. This increase in cash used in financing activities was partially offset by a decrease in payments of debt in the nine months ended February 28, 2025.

Cintas announced on July 27, 2021, that the Board of Directors (the Board) authorized a $1.5 billion share buyback program, which was completed during the fourth quarter of fiscal year 2024. On July 26, 2022 and July 23, 2024, Cintas announced that the Board authorized new share buyback programs for $1.0 billion. Neither of the outstanding share buyback programs have an expiration date. The following table summarizes the share buyback activity by program for the nine months ended:

	February 28, 2025			February 29, 2024
Buyback Activity (In thousands except per share data)	Shares	Avg. Price per Share	Purchase Price	Shares	Avg. Price per Share	Purchase Price

July 27, 2021	—	$—	$—	2,633	$121.64	$320,266
July 26, 2022	2,732	173.40	473,617	—	—	—
July 23, 2024	—	—	—	—	—	—
	—	$173.40	$473,617	2,633	$121.64	$320,266

Shares acquired for taxes due (1)	1,052	$194.31	$204,512	1,108	$133.41	$147,880

Total repurchase of Cintas common stock			$678,129			$468,146
(1)Shares of Cintas common stock acquired for employee payroll taxes due on options exercised and vested restricted stock awards.

There were no share buybacks in the period subsequent to February 28, 2025, through April 3, 2025. From the inception of the July 26, 2022 share buyback program through April 3, 2025, Cintas has purchased 3.1 million shares of Cintas common stock in the aggregate, at an average price of $172.85 per share, for a total purchase price of $530.7 million. Cintas has made no purchases under the July 23, 2024 share buyback program.

The Board declared the following dividends:

Paid Dividends
Declaration Date (In millions except per share data)	Record Date	Payment Date	Dividend Per Share	Total Amount

Nine months ended February 28, 2025
April 9, 2024	May 15, 2024	June 14, 2024	$0.3375	$138.2
July 23, 2024	August 15, 2024	September 3, 2024	0.39	157.4
October 29, 2024	November 15, 2024	December 13, 2024	0.39	158.1
			$1.1175	$453.7

Nine months ended February 29, 2024
April 11, 2023	May 15, 2023	June 15, 2023	$0.2875	$117.6
July 25, 2023	August 15, 2023	September 15, 2023	0.3375	138.2
October 24, 2023	November 15, 2023	December 15, 2023	0.3375	137.5
			$0.9625	$393.3

Accrued Dividends

As of February 28, 2025
January 14, 2025 (1)	February 14, 2025	March 14, 2025	$0.39	$158.1

As of February 29, 2024
January 16, 2024 (1)	February 15, 2024	March 15, 2024	$0.3375	$137.6
(1)The dividends declared during the three months ended February 28, 2025 and February 29, 2024 were included in current accrued liabilities on the consolidated condensed balance sheet at February 28, 2025 and February 29, 2024.

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

During the nine months ended February 29, 2024, Cintas repurchased, and subsequently retired, $13.5 million of its 6.15%, 30-year senior notes. The following table summarizes Cintas' outstanding debt:

(In thousands)	Interest Rate	Fiscal Year Issued	Fiscal Year Maturity	February 28, 2025	May 31, 2024

Debt due within one year
Senior notes (1)	3.11%	2015	2025	$50,042	$50,294
Senior notes	3.45%	2022	2025	400,000	400,000
Debt issuance costs				(127)	(699)
Total debt due within one year				$449,915	$449,595

Debt due after one year
Senior notes	3.70%	2017	2027	$1,000,000	$1,000,000
Senior notes	4.00%	2022	2032	800,000	800,000
Senior notes	6.15%	2007	2037	236,550	236,550
Debt issuance costs				(9,073)	(10,616)
Total debt due after one year				$2,027,477	$2,025,934
(1)Cintas assumed these senior notes with the acquisition of G&K Services, Inc. (G&K) in the fourth quarter of fiscal 2017, and they were recorded at fair value. The interest rate shown above is the effective interest rate until repayment in fiscal 2025.

The credit agreement that supports our commercial paper program has a revolving credit facility with a capacity of $2.0 billion. The credit agreement has an accordion feature that provides Cintas the ability to request increases to the borrowing commitments under the revolving credit facility of up to $500.0 million in the aggregate, subject to customary conditions. The maturity date of the revolving credit facility is March 23, 2027. As of February 28, 2025 and May 31, 2024, there was no commercial paper outstanding and no borrowings on our revolving credit facility.

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

Our access to the commercial paper and long-term debt markets has historically provided us with sources of liquidity. We do not anticipate having difficulty in obtaining financing from those markets in the future based on our favorable experiences in the debt markets in the recent past and Cintas expects to access such markets from time to time in the future to fund its cash requirements, including the repayment of short-term and/or long-term obligations. Our ability to continue to access the commercial paper and long-term debt markets on favorable interest rate and other terms will depend, to a significant degree, on the ratings assigned by the credit rating agencies to our indebtedness. As of February 28, 2025, our ratings were as follows:

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

Financial and Nonfinancial Disclosure About Issuers and Guarantors of Cintas’ Senior Notes
Cintas Corporation No. 2 (Corp. 2) is the indirectly, wholly owned principal operating subsidiary of Cintas. Corp. 2 is the issuer of the $2,486.6 million aggregate principal amount of senior notes outstanding as of February 28, 2025, which are unconditionally guaranteed, jointly and severally, by Cintas Corporation and its wholly owned, direct and indirect domestic subsidiaries.

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

	Nine Months Ended
Summarized Consolidated Condensed Statements of Income (In thousands)	February 28, 2025	February 29, 2024

Net sales to unrelated parties	$7,278,585	$6,740,255
Net sales to non-guarantors	$12,988	$10,800
Operating income	$1,636,362	$1,434,570
Net income	$1,243,526	$1,100,008

Summarized Consolidated Condensed Balance Sheets (In thousands)	February 28, 2025	May 31, 2024

ASSETS
Receivables due from non-obligor subsidiaries	$38,988	$12,729
Total other current assets	$3,141,954	$2,973,225
Total other noncurrent assets	$5,877,613	$5,585,493

LIABILITIES
Amounts due to non-obligor subsidiaries	$107,656	$60,132
Current liabilities	$1,830,076	$1,725,734
Noncurrent liabilities	$3,017,349	$2,966,795

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

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding our future business plans and expectations. The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements. Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “predicts,” “projects,” “plans,” “expects,” “intends,” “target,” “forecast,” “believes,” “seeks,” “could,” “should,” “may” and “will” or the negative versions thereof and similar words, terms and expressions and by the context in which they are used. Such statements are based upon current expectations of Cintas and speak only as of the date made. You should not place undue reliance on any forward-looking statement. We cannot guarantee that any forward-looking statement will be realized. These statements are subject to various risks, uncertainties, potentially inaccurate assumptions and other factors that could cause actual results to differ from those set forth in or implied by this Quarterly Report. Factors that might cause such a difference include, but are not limited to, the possibility of greater than anticipated operating costs including energy and fuel costs; lower sales volumes; loss of customers due to outsourcing trends; the performance and costs of integration of acquisitions; supply chain constraints and macroeconomic conditions, including inflationary pressures and higher interest rates; changes in global trade policies, tariffs, and other measures that could restrict international trade; fluctuations in costs of materials and labor, including increased medical costs; costs and possible effects of union organizing activities; failure to comply with government regulations concerning employment discrimination, employee pay and benefits and employee health and safety; the effect on operations of exchange rate fluctuations, and other political, economic and regulatory risks; uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation; our ability to meet our aspirations relating to sustainability opportunities, improvements and efficiencies; the cost, results and ongoing assessment of internal controls over financial reporting; the effect of new accounting pronouncements; risks associated with cybersecurity threats, including disruptions caused by the inaccessibility of computer systems data and cybersecurity risk management; the initiation or outcome of litigation, investigations or other proceedings; higher assumed sourcing or distribution costs of products; the disruption of operations from catastrophic or extraordinary events including global health pandemics; the amount and timing of repurchases of our common stock, if any; changes in global tax and labor laws; and the reactions of competitors in terms of price and service. Cintas undertakes no obligation to publicly release any revisions to any forward-looking statements or to otherwise update any forward-looking statements whether as a result of new information or to reflect events, circumstances or any other unanticipated developments arising after the date on which such statements are made, except otherwise as required by law. A further list and description of risks, uncertainties and other matters can be found in our Annual Report on Form 10-K for the year ended May 31, 2024 and in our reports on Forms 10-Q and 8-K. The risks and uncertainties described herein are not the only ones we may face. Additional risks and uncertainties presently not known to us, or that we currently believe to be immaterial, may also harm our business.

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

ITEM 4.
CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
With the participation of Cintas’ management, including Cintas’ President and Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, Cintas has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of February 28, 2025. Based on such evaluation, Cintas’ management, including Cintas’ President and Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, have concluded that Cintas’ disclosure controls and procedures were effective as of February 28, 2025, in ensuring (i) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is accumulated and communicated to Cintas’ management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting
There were no changes in Cintas’ internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended February 28, 2025, that have materially affected, or are reasonably likely to materially affect, Cintas' internal control over financial reporting.

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

ITEM 2.
UNREGISTERED SALES OF EQUITY SECURITIES,
USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Period (In millions, except share and per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan (1)	Maximum approximate dollar value of shares that may yet be purchased under the plan (1)

December 1 - 31, 2024 (2)	36,128	$201.94	—	$1,469.3
January 1 - 31, 2025 (3)	66,887	$192.52	—	$1,469.3
February 1 - 28, 2025 (4)	31,460	$204.65	—	$1,469.3
Total	134,475	$197.89	—	$1,469.3

(1)On July 26, 2022, Cintas announced that the Board authorized a $1.0 billion share buyback program, which does not have an expiration date. From the inception of the July 26, 2022 share buyback program through February 28, 2025, Cintas has purchased a total of 3.1 million shares of Cintas common stock at an average price of $172.85 per share for a total purchase price of $530.7 million. On July 23, 2024, Cintas announced that the Board authorized a new $1.0 billion share buyback program, which does not have an expiration date. There were no share buybacks under the July 23, 2024 share buyback program through February 28, 2025.
(2)During December 2024, Cintas acquired 36,128 shares of Cintas common stock in trade for employee payroll taxes due on options exercised and restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $201.94 per share for a total purchase price of $7.3 million.
(3)During January 2025, Cintas acquired 66,887 shares of Cintas common stock in trade for employee payroll taxes due on options exercised and restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $192.52 per share for a total purchase price of $12.9 million.
(4)During February 2025, Cintas acquired 31,460 shares of Cintas common stock in trade for employee payroll taxes due on options exercised and restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $204.65 per share for a total purchase price of $6.4 million.

ITEM 5.
OTHER INFORMATION

During the quarter ended February 28, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

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
101
The following financial statements from Cintas' Quarterly Report on Form 10-Q for the period ended February 28, 2025, formatted in Inline XBRL: (i) Consolidated Condensed Statements of Income (unaudited), (ii) Consolidated Condensed Statements of Comprehensive Income (unaudited), (iii) Consolidated Condensed Balance Sheets (unaudited), (iv) Consolidated Condensed Statements of Shareholders' Equity (unaudited), (v) Consolidated Condensed Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Condensed Financial Statements, tagged as blocks of text and including detailed tags

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINTAS CORPORATION
(Registrant)

Date:	April 3, 2025	/s/	J. Michael Hansen

J. Michael Hansen
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)