Form 10-K
period 2025-05-31
CINTAS CORP
filed 2025-07-28
CIK 723254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	May 31, 2025
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-11399
Cintas Corporation
(Exact name of registrant as specified in its charter)

Washington	31-1188630
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

6800 Cintas Boulevard
P.O. Box 625737
Cincinnati,	Ohio	45262-5737
(Address of Principal Executive Offices)		(Zip Code)
Registrant's Telephone Number, Including Area Code: (513) 459-1200
Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, no par value	CTAS	The NASDAQ Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.762(b)) by the registered public accounting firm that prepared or issued is audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b) ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐   No ☑
The aggregate market value of the Registrant's Common Stock held by non-affiliates as of November 30, 2024, was $91,105,318,714 based on a closing sale price of $225.79 per share. As of June 30, 2025, 777,000,840 shares of the Registrant's Common Stock were issued, and 402,977,926 shares were outstanding.
Documents Incorporated by Reference
Portions of the Registrant's Proxy Statement to be filed with the Commission for its 2025 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

Cintas Corporation

Part I

Item 1.  Business
Overview
Cintas Corporation (Cintas, Company, we, us or our), a Washington corporation, helps more than one million businesses of all types and sizes, primarily in the United States (U.S.), as well as Canada and Latin America, get READY™ to open their doors with confidence every day by providing a wide range of products and services that enhance our customers’ image and help keep their facilities and employees clean, safe and looking their best. With products and services including uniforms, mats, mops, shop towels, restroom supplies, workplace water services, first aid and safety products, eye-wash stations, safety training, fire extinguishers, sprinkler systems and alarm testing, Cintas helps customers get Ready for the Workday®. Cintas was founded in 1968 by Richard T. Farmer when he left his family's industrial laundry business in order to develop uniform programs using an exclusive new fabric. In the early 1970's, Cintas acquired the family industrial laundry business. Over the years, Cintas developed additional products and services that complemented its core uniform business and broadened the scope of products and services available to its customers.

Business Segments
Cintas’ reportable operating segments are the Uniform Rental and Facility Services operating segment and the First Aid and Safety Services operating segment. The Uniform Rental and Facility Services reportable operating segment consists of the rental and servicing of uniforms and other garments, including flame resistant clothing, mats, mops and shop towels and other ancillary items. In addition to these rental items, restroom cleaning services and supplies and the sale of items from our catalogs to our customers on route are included within this reportable operating segment. The First Aid and Safety Services reportable operating segment consists of first aid and safety products and services, as well as workplace water services. The remainder of Cintas’ business, which consists of the Fire Protection Services operating segment and the Uniform Direct Sale operating segment, is included in All Other.

The following table sets forth Cintas' total revenue and the revenue derived from each reportable operating segment and the remaining operating segments included in All Other for the fiscal years ended May 31:

(In thousands)	2025	2024	2023

Uniform Rental and Facility Services	$7,976,073	$7,465,199	$6,897,130
First Aid and Safety Services	1,218,090	1,067,334	951,496
All Other	1,146,018	1,064,082	967,143
Total Revenue	$10,340,181	$9,596,615	$8,815,769

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

Operations and Distribution
Within the Uniform Rental and Facility Services reportable operating segment, Cintas provides its products and services to customers via local delivery routes originating from rental processing plants and branches. Within the First Aid and Safety Services reportable operating segment and All Other, Cintas provides its products and services via its distribution network and local delivery routes or local representatives. At May 31, 2025, Cintas, in total, had approximately 12,100 local delivery routes, 478 operational facilities and 12 distribution centers.

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

Compliance with environmental regulations and prioritizing our environmental sustainability efforts are important to us as a good corporate citizen. Our journey started in 1929 during the Great Depression when Doc and Amelia Farmer collected shop towels that had been disposed by manufacturing facilities along the Ohio River. They washed, recycled and sold the clean towels back to companies. Today, the majority of our total Company revenue comes from our Uniform Rental and Facility Services reportable operating segment. Most of these items are cleaned and processed in ways that extend their lifespan and, when not in use, are re-stocked for future customers to maximize their lifespan. Our laundering processes generate far less wastewater than home laundering. Water discharged into the environment is treated at our operating facilities and in accordance with local discharge standards and permits. Our lasting commitment to the environment and our communities is evident from our processes and innovation, which are designed to ensure that our operational facilities are operating efficiently. Cintas is subject to various environmental laws and regulations, as are other companies in the uniform rental industry. The primary federal statutes that apply to our activities in the U.S. are the Clean Air Act, the Clean Water Act and the Resource Conservation and Recovery Act. We are also subject to the Superfund Amendments and Reauthorization Act of 1986, which imposes certain reporting requirements as to emissions of hazardous substances into the air, land and water. While environmental compliance is not a material component of our costs, Cintas makes capital expenditures and associated operating costs, primarily for water treatment and waste removal, on a regular basis in order to comply with environmental laws and regulations, to promote employee-partner safety and to carry out its environmental sustainability principles. Environmental spending related to water treatment and waste removal was approximately $29.0 million in fiscal 2025, approximately $27.0 million in fiscal 2024 and approximately $26.0 million in fiscal 2023. Capital expenditures to limit or monitor hazardous substances totaled approximately $4.8 million in fiscal 2025, approximately $1.7 million in fiscal 2024 and approximately $1.0 million in fiscal 2023.

In addition, health and safety regulations have necessitated, and may continue to necessitate, increased operating costs or capital investments to promote a safe working environment. Cintas is also required to comply with increasingly complex and changing laws and regulations enacted to protect business and personal data in the U.S. and other jurisdictions regarding privacy, data protection and data security, including those related to the collection, storage, use, transmission and protection of personal information and other consumer, customer, vendor or employee data. With respect to the laws and regulations noted above, as well as other applicable laws and regulations, Cintas’ compliance programs may under certain circumstances involve material investments in the form of additional processes, training, personnel, information technology and capital. In fiscal 2025, compliance with the applicable laws, government regulations, including environmental regulations, and standards did not have a material effect on Cintas’ capital expenditures or consolidated results of operations. For a discussion of the risks associated with government regulations that may materially impact Cintas, please see “Item 1A: Risk Factors—Legal and Regulatory Risks.”

Communication
Cintas uses its corporate website, www.cintas.com, as a channel for routine distribution of important information, including news releases, analyst presentations and financial information and for complying with our disclosure obligations under Regulation FD. Cintas files with, or furnishes to, the Securities and Exchange Commission (SEC) Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports, as well as proxy statements and annual reports to shareholders, and, from time to time, other documents. The reports and other documents filed with or furnished to the SEC are available to investors on or through our corporate website free of charge as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. The SEC maintains an internet site located at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers, such as Cintas, that file electronically with the SEC. Cintas' SEC filings can be found on the Investor Relations page of its website at www.cintas.com/investors/financial-reports and its Code of Conduct and Business Ethics can be found under the About - Who We Are page of its website at www.cintas.com/company. Cintas intends to post any amendments or waivers to its Code of Conduct and Business Ethics on its website within four business days after approval. These documents are available in print to any shareholder who requests a copy by writing or calling Cintas as set forth on the Investor Information page under the FAQs. The content on any website referred to in this Annual Report on Form 10-K is not incorporated herein by reference unless expressly noted.

Human Capital
Cintas’ key human capital management objectives are to attract, retain and develop talent to deliver on the Company’s strategy. To support these objectives, Cintas’ human resources programs are designed to: keep people safe and healthy; enhance the Company’s culture through efforts aimed at making the workplace more inclusive; acquire and retain diverse talent; reward and support employee-partners through competitive pay and benefit programs; develop talent to prepare them for critical roles and leadership positions; and facilitate internal talent mobility to create a high-performing workforce. The principles and values our employee-partners share are the driving force behind all our accomplishments. At May 31, 2025, Cintas employed approximately 48,300 employee-partners in our global workforce, of which approximately 900 were represented by labor unions.

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

Talent Development
Cintas is committed to actively recruiting, retaining, developing and advancing a diverse and talented workforce. We provide numerous training opportunities for our employee-partners, with a focus on continuous learning and development and methodologies to manage performance, provide feedback and develop talent. We offer a wide array of training solutions (classroom, hands-on and e-learning) for our employee-partners. Our talent development programs strive to provide employee-partners resources to achieve career goals and build management and leadership skills. We also have multiple Employee-Partner Business Resource Groups which help foster inclusion among all employee-partners to build awareness, recruit and retain a diverse workforce and support the overall success of Cintas. In addition, we offer mentoring programs, a management trainee program and executive leadership programs to support the professional growth of our employee-partners and ensure we have the right succession plans in place.

Health and Safety
We aspire to achieve zero workplace injuries and collisions and provide a safe, open, healthy and accountable work environment for our employee-partners. To align with internationally recognized standards, we have implemented an occupational health and safety management system in accordance with the Occupational Safety and Health Administration (OSHA) that is modeled after the International Organization for Standardization (ISO) 45001 and OSHA Voluntary Protection Program (VPP). Employee-partners, contractors, vendors and visitors are all covered by the system, which focuses on worksite analysis, hazard prevention, training, management commitment and worker involvement. We are also committed to continuously improving performance through our employee-partner-driven Health and Safety Improvement Committees in every operation, while corporate health and safety employee-partners conduct annual reviews of our operations. Additionally, every year our employee-partners receive online, on-the-job and classroom training on over 50 health and safety topics, and all maintenance staff must complete our award-winning Maintenance Safety Certification process. Every Cintas driver completes monthly driver safety training courses and/or on-the-road skills evaluations. All production-related managers attend OSHA’s 10-hour safety training course, and each member of our Senior Management team takes the Management and Leadership Skills for Environmental Health and Safety Professionals Course, part of the Harvard T.H. Chan School of Public Health safety and health curriculum. In addition, we provide several channels for all employee-partners to speak up, ask for guidance and report concerns related to ethics or safety violations, and we seek to address those concerns and take appropriate actions to uphold our Cintas values and health and safety culture. Through these efforts, Cintas has reduced our recordable injury rate by over 80% since 2008, has been awarded 140 OSHA VPP Star sites in the VPP, which is more than triple any other U.S. company, and has received numerous safety, health and ergonomics awards from national and international groups.

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

This Annual Report on Form 10-K contains forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements. Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “predicts,” “projects,” “plans,” “expects,” “intends,” “target,” “forecast,” “believes,” “seeks,” “could,” “should,” “may” and “will” or the negative versions thereof and similar words, terms and expressions and by the context in which they are used. Such statements are based upon current expectations of Cintas and speak only as of the date made. You should not place undue reliance on any forward-looking statement. We cannot guarantee that any forward-looking statement will be realized. These statements are subject to various risks, uncertainties, potentially inaccurate assumptions and other factors that could cause actual results to differ from those set forth in or implied by this Annual Report. Factors that might cause such a difference include, but are not limited to, the possibility of greater than anticipated operating costs including energy and fuel costs; lower sales volumes; loss of customers due to outsourcing trends; the performance and costs of integration of acquisitions; supply chain constraints and macroeconomic conditions, including inflationary pressures and higher interest rates; fluctuations in costs of materials and labor, including increased medical costs; costs and possible effects of union organizing activities; failure to comply with government regulations concerning employment discrimination, employee pay and benefits and employee health and safety; the effect on operations of exchange rate fluctuations, tariffs and other political, economic and regulatory risks; uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation; our ability to meet our aspirations relating to sustainability opportunities, improvements and efficiencies; the cost, results and ongoing assessment of internal controls for financial reporting; the effect of new accounting pronouncements; risks associated with cybersecurity threats, including disruptions caused by the inaccessibility of computer systems data and cybersecurity risk management; the initiation or outcome of litigation, investigations or other proceedings; higher assumed sourcing or distribution costs of products; the disruption of operations from catastrophic or extraordinary events including global health pandemics; the amount and timing of repurchases of our common stock, if any; changes in global tax and labor laws; and the reactions of competitors in terms of price and service. Cintas undertakes no obligation to publicly release any revisions to any forward-looking statements or to otherwise update any forward-looking statements whether as a result of new information or to reflect events, circumstances or any other unanticipated developments arising after the date on which such statements are made, except otherwise as required by law. These risks and uncertainties include, but are not limited to, those described in this section and elsewhere in this report and may also be described from time to time in our future reports filed with the SEC. The risks and uncertainties described herein are not the only ones we may face. Additional risks and uncertainties presently not known to us or that we currently believe to be immaterial may also harm our business. Forward-looking and other statements in this Annual Report on Form 10-K regarding our greenhouse gas (GHG) reduction plans and other sustainability aspirations are not an indication that these statements are necessarily material to investors or required to be disclosed in our filings with the SEC. In addition, historical, current and forward-looking GHG-related and/or sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve and assumptions that are subject to change in the future.

Risks Relating to Business Strategy and Operations
Negative global economic factors may adversely affect our financial performance.
Negative economic conditions, in North America and our other markets, have in the past and could again in the future, adversely affect our financial performance. Higher levels of unemployment, inflation, recessionary conditions, geopolitical developments, changes in trade agreements, tax rates and other changes in tax laws and other economic factors could adversely affect the demand for Cintas’ products and services. Increases in labor costs, including the cost to provide employee-partner related healthcare benefits, minimum wages, labor shortages or shortages of skilled labor, regulations regarding the classification of employees and/or their eligibility for overtime wages, higher material costs for items such as fabrics and textiles, the inability to obtain insurance coverage at cost-effective rates, higher interest rates, inflation, new or expanded tariffs and other measures that could restrict international trade, higher tax rates and other changes in tax laws and other economic factors could increase our costs of rental uniforms and facility services, cost of other services and selling and administrative expenses. As a result, these factors could adversely affect our revenue and consolidated results of operations.

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

Risks associated with the suppliers from whom our products are sourced, including greater costs associated with tariffs, could adversely affect our consolidated results of operations.
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

We rely extensively on information technology systems, including third-party systems, to process transactions, maintain information and manage our businesses. Disruptions in the availability of any internal or external information technology systems due to implementation of a new system or otherwise, or privacy incidents involving information technology systems, could impact our ability to service our customers and adversely affect our revenue, consolidated results of operations and reputation and expose us to litigation risk.
Our businesses rely on various information technology systems, including third-party systems, to provide customer information, process customer transactions and provide other general information necessary to manage our businesses. Our information technology systems are subject to damage or interruption due to cybersecurity attacks, system conversions, power outages, computer or telecommunication failures, catastrophic events such as fires, tornadoes and hurricanes and usage errors by our employees. Although we have an active disaster recovery plan in place that is frequently reviewed and tested, and we believe that we have adopted appropriate measures designed to mitigate potential risks to our technology and our operations from these information technology-related and other potential disruptions, given the unpredictability of the timing, nature and scope of such disruptions, we could potentially be subject to production downtimes, operational delays and interruptions in our ability to provide products and services to our customers. Any disruption caused by the unavailability of our information technology systems could adversely affect our revenue, could require us to make a significant investment to fix or replace them and, therefore, could adversely affect our consolidated results of operations.

Cyber-security attacks are evolving, and cybercriminals have increasingly demonstrated advanced capabilities, such as zero-day vulnerabilities and rapid integration of new technology such as generative artificial intelligence. Cyber-security attacks may include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security incidents that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and corruption of data. Emerging artificial intelligence technologies may intensify these cybersecurity risks. The rapid, ongoing evolution and increased adoption of emerging technologies such as artificial intelligence and machine learning may make it more difficult to anticipate and implement protective measures to recognize, detect, and prevent the occurrence of any of the cyber events. Our response to cybersecurity incidents, and our investments in our technology and our controls, processes and practices related to cybersecurity incidents and risks from cybersecurity threats, may not be sufficient to shield us from significant losses or liability. Given the increasing sophistication of bad actors and complexity of the techniques used to obtain unauthorized access or disable systems, a cybersecurity incident or attack could potentially persist for an extended period of time before being detected. As a result, we may not be able to anticipate the attack or respond adequately or timely, and the extent of a particular cybersecurity incident, and the steps that we may need to take to investigate the incident, may not be immediately clear. It could take a significant amount of time before an investigation can be completed and full, reliable information about the incident becomes known. During an investigation, it is possible we may not necessarily know the extent of the harm or how to remediate it, which could further adversely impact us. In addition, new laws or regulations could result in us being required to disclose information about a material cybersecurity incident before it has been mitigated or resolved, or even fully investigated.

We have experienced cybersecurity incidents in the past, but none of these incidents, individually or in the aggregate, have had a material adverse effect on our business or results of operations. However, there can be no assurance that we will not experience material cybersecurity incidents in the future. If the network of security controls, policy enforcement mechanisms and monitoring systems to address these threats to our technology fails, or we are unable to successfully address cybersecurity incidents or the risks from cybersecurity threats, we could experience production downtimes, operational delays and interruptions in our ability to provide products and services to our customers, the compromising of confidential or otherwise protected Company, customer, or employee information, destruction or corruption of data, security incidents, or other manipulation or improper use of our systems and networks which could result in financial losses from remedial actions, loss of business or potential liability and damage to our reputation.

In addition, we rely on software applications, enterprise cloud storage systems and cloud computing services provided by third-party vendors for certain information technology services, including our SAP enterprise system, payroll data, risk management data and lease data. If these third-party vendors, as well as our suppliers and other vendors, experience service interruptions or damage, security incidents, cyber-attacks, computer viruses, ransomware or other similar events or intrusions, our business and our consolidated results of operations may be adversely affected.

Additionally, we cannot be certain that any insurance coverage will be adequate for cybersecurity liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that our insurer will not deny coverage as to any future claim.

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

We believe we have positive labor relationships with our employee-partners. However, factors such as difficulty to attract key employees, reduced employee engagement, third-party organizational efforts, scrutiny from advocacy groups and increased employee-partner turnover could adversely affect our labor relationships with our employee-partners. A failure to preserve positive labor relationships with our employee-partners could adversely affect our consolidated financial condition and consolidated results of operations.

Unexpected events could negatively impact our business and adversely affect our consolidated results of operations.
Unexpected events, including fires or explosions at facilities, severe weather conditions and natural disasters such as hurricanes, fires, floods, droughts and tornadoes, geopolitical conflicts, war or terrorist activities, unplanned outages, supply disruptions, failure of equipment or systems or changes in laws and/or regulations impacting our businesses, could adversely affect our consolidated results of operations. Any of these events could result in customer disruption, physical damage to one or more key operating facilities, the temporary closure of one or more key operating facilities or the temporary disruption of information systems. In addition, negative publicity related to such unexpected events, whether warranted or not, may impact brand image perception and could adversely affect our consolidated results of operations.

Financial Risks
Our indebtedness may limit cash flow available to invest in the ongoing needs of our business.
Our outstanding indebtedness along with adverse interest rate fluctuations may have negative consequences on our business, such as requiring us to dedicate a substantial portion of our cash flow from operations to the payment of debt service, reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions, dividend increases, stock buybacks and other general corporate purposes, as well as increasing our vulnerability to adverse economic or industry conditions. In addition, it may limit our ability to obtain additional financing in the future to enable us to react to changes in our business or industry or place us at a competitive disadvantage compared to businesses in our industry that have less debt.

Changes in the fuel and energy industry could adversely affect our consolidated financial condition and consolidated results of operations.
The price of fuel and energy needed to run our vehicles and equipment is unpredictable and fluctuates based on events outside of our control, including geopolitical developments, supply and demand fluctuations for fuel and other energy related products, actions by energy producers, war and unrest in oil producing countries, regional production patterns, limits on refining capacities, natural disasters and environmental concerns including the impact of legislative and regulatory efforts to limit GHG emissions. Increases in fuel and energy costs could adversely affect our consolidated financial condition and consolidated results of operations.

Fluctuations in foreign currency exchange could adversely affect our consolidated financial condition and consolidated results of operations.
We earn revenue, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar, primarily the Canadian dollar. In fiscal years 2025, 2024 and 2023, revenue denominated in currencies other than the U.S. dollar represented less than 10% of our consolidated revenue. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenue and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, fluctuations in the value of the U.S. dollar against other major currencies, particularly in the event of significant increases in foreign currency revenue, will impact our revenue and operating income and the value of consolidated balance sheet items denominated in foreign currencies. This impact could adversely affect our consolidated financial condition and consolidated results of operations.

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
Our business is subject to complex and stringent state and federal regulations, including employment laws and regulations, minimum wage requirements, overtime requirements, working condition requirements, citizenship requirements, transportation laws and regulations, sustainability-related regulations, cybersecurity laws and regulations, data privacy and protection laws and regulations, environmental regulations, and other laws and regulations. In particular, we are subject to the regulations promulgated by the U.S. Department of Transportation (USDOT) and under the Occupational Safety and Health Act of 1970, as amended (OSHA Act). We have incurred, and will continue to incur, capital and operating expenditures and other costs in the ordinary course of our business in complying with the USDOT regulations, the OSHA Act and other laws and regulations to which we are subject. Changes in laws, regulations and the related interpretations, including any laws or regulations that may be enacted by the current U.S. presidential administration and Congress, may alter the landscape in which we do business and may affect our costs of doing business. The impact of new laws and regulations cannot be predicted. Compliance with new laws and regulations may increase our operating costs or require significant capital expenditures. Any failure to comply with applicable laws or regulations could result in substantial fines by government authorities, payment of damages to private litigants, or possible revocation of our authority to conduct our operations, which could adversely affect our ability to service customers and our consolidated results of operations. In addition, we expect there will likely be increasing levels of regulation, disclosure-related and otherwise, with respect to sustainability matters, and increased regulation will likely lead to increased compliance costs as well as scrutiny that could heighten all of the risks identified in this risk factor.

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
Our operating locations are subject to environmental laws and regulations relating to the protection of the environment and health and safety matters, including those related to sustainability and governing discharges of pollutants to the air and water, the management and disposal of hazardous substances and wastes and the clean-up of contaminated sites. The operation of our businesses entails risks under environmental laws and regulations. We could incur significant costs, including clean-up costs, fines and sanctions and claims by third parties for property damage and personal injury, as a result of violations of, or liabilities under these laws and regulations. We are currently involved in a limited number of remedial investigations and actions at various locations. While based on information currently known to us, we believe that we maintain adequate reserves with respect to these matters, our liability could exceed forecasted amounts, and the imposition of additional clean-up obligations or the discovery of additional contamination at these or other sites could result in significant additional costs which could adversely affect our consolidated results of operations. In addition, potentially significant expenditures could be required to comply with environmental laws and regulations, including requirements that may be adopted or imposed in the future. We may not be able to timely recover the cost of compliance with such new or more stringent laws and regulations, which could adversely affect our consolidated results of operations.

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
Changes in tax laws or regulations in the jurisdictions in which we do business, or other tax law implementations or interpretations, including the Inflation Reduction Act (IRA), which includes a corporate alternative minimum tax on certain large corporations and other non-income tax provisions, including an excise tax on the repurchase of corporate stock could increase our effective tax rate, restrict our ability to repatriate undistributed offshore earnings, or impose new restrictions, costs or prohibitions on our current practices and reduce our net income and adversely affect our cash flows. In addition, some countries have enacted or have committed to enact Pillar Two global minimum tax, which may increase our tax expense in future years.

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

Item 1B.  Unresolved Staff Comments
None.

Item 1C.  Cybersecurity
We have a cross-departmental approach to addressing cybersecurity risk, including input from employees and our Board of Directors (the Board). The Board, Audit Committee and senior management devote significant resources to cybersecurity and risk management processes to adapt to the changing cybersecurity landscape and respond to emerging threats in a timely and effective manner. Our cybersecurity risk management program is incorporated into our enterprise risk management program and leverages industry standards and best practices, such as the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF 2.0), which organizes cybersecurity into six functions: govern, identify, protect, detect, respond and recover. We regularly assess the threat landscape and take a holistic view of cybersecurity risks, with a layered cybersecurity strategy based on prevention, detection and mitigation. We have a set of Company-wide policies and procedures concerning cybersecurity matters, which include numerous written information technology (IT) security policies, standards, procedures and guidelines as well as other policies that directly or indirectly relate to cybersecurity, such as policies related to encryption standards, antivirus protection, remote access, multifactor authentication, confidential information and the use of the internet, social media, email and wireless devices. These policies go through an internal review process and are approved by appropriate members of management.

The Company’s Chief Information Security Officer (CISO) is responsible for developing and implementing and managing our cybersecurity security program and reporting on cybersecurity matters to the Audit Committee and the Board. Our CISO has over twenty-five years of IT and cybersecurity experience, has served over fifteen years in various cybersecurity management roles, and has various industry related degrees and certifications, including a master’s in information technology and the Certified Information Systems Security Professional (CISSP) and Certified in Risk and Information Systems Control (CRISC) certifications. Our CISO is a part of, and is supported by, our IT security team, which includes other security leaders, security engineers, and security analysts. The Board has ultimate oversight of cybersecurity risk, which it manages as part of our enterprise risk management program. That program is utilized in making decisions with respect to Company priorities, resource allocations and oversight structures. The Board is assisted by the Audit Committee, which regularly reviews our cybersecurity program with the CISO and other members of management and reports back to the Board. The Audit Committee receives reports from the CISO on, among other things, the Company’s cyber risks and threats, the status of projects to strengthen the Company’s information security systems, assessments of the Company’s security program and the emerging threat landscape. Cybersecurity reviews by the Audit Committee or the Board occur quarterly, or more frequently as determined to be necessary or advisable.

We view cybersecurity as a shared responsibility. In an effort to detect and defend against cyber threats, the Company provides its employee-partners with various cybersecurity and data protection training programs and requires annual security awareness training participation. These programs cover timely and relevant topics, including social engineering, phishing, password protection, confidential data protection, asset use and mobile security, and these programs educate employee-partners on the importance of reporting all incidents promptly to the IT security team. We also require employee-partners in certain roles to complete additional role-based, specialized cybersecurity trainings.

We have continued to expand investments in IT security, including additional end-user training, using layered defenses, identifying and protecting critical assets, strengthening monitoring and alerting, and engaging experts. At the management level, our IT security team regularly monitors, alerts and meets to discuss threat levels, trends and remediation. The team also prepares a monthly cyber scorecard which covers cyber operational controls along with internal and external threats. Annual risk and cyber maturity assessments are conducted by independent third parties. Further, we conduct periodic external penetration tests and response testing to assess our processes and procedures against the evolving threat landscape. These tests and assessments are useful tools for maintaining a cybersecurity program that is designed to protect our investors, customers, employees, vendors and intellectual property.

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

We maintain an Incident Response Plan that includes processes and procedures for reviewing and responding to cybersecurity incidents. We periodically test our readiness to respond to a cybersecurity incident through various scenario-based drills at technical and executive levels and incorporate external resources and advisors, as needed. The Incident Response Plan includes processes for escalation to the CISO, the Executive Leadership Team, including the CEO and General Counsel, the Audit Committee and the Board. Our Incident Disclosure Committee has defined processes to determine whether a cybersecurity incident is material and may require disclosure in SEC filings.

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

Item 2.  Properties
Cintas occupies 490 facilities located in 341 cities. Cintas leases 255 of these facilities for various terms ranging from monthly to the year 2039. Cintas expects that it will be able to renew or replace its leases on satisfactory terms. Of the five manufacturing facilities noted below, all but one are owned by Cintas. The principal executive office in Cincinnati, Ohio, provides centrally located administrative functions including accounting, finance, IT and marketing. Cintas operates rental processing plants that house administrative, sales and service personnel and the necessary equipment involved in the cleaning of uniforms and bulk items, such as entrance mats and shop towels. Branch operations provide administrative, sales and service functions. Cintas operates 12 distribution centers and five manufacturing facilities. Cintas also operates first aid and safety and fire protection facilities and direct sales offices. Cintas considers the facilities it operates to be adequate for their intended use. Cintas owns or leases approximately 22,900 vehicles which are used for the route-based services and by the sales and management employee-partners.

The following chart provides additional information concerning Cintas' facilities:

Type of Facility	# of Facilities

Rental Processing Plants	210
Rental Branches	142
First Aid and Safety Facilities	67
All Other Facilities	54
Distribution Centers (1)	12
Manufacturing Facilities	5
Total	490
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
Cintas' common stock is traded on the NASDAQ Global Select Market under the symbol "CTAS." At May 31, 2025, there were approximately 1,200 shareholders of record of Cintas' common stock. Cintas believes that this represents approximately 1.1 million beneficial owners.
On May 2, 2024, the Company announced a four-for-one split of its common stock (the Stock Split), in the form of a stock dividend. Shareholders of record, as of September 4, 2024, received three additional common stock shares for each common stock share held, which were distributed after market close on September 11, 2024. The Company's common stock shares began trading on a post Stock Split basis after the market opening on September 12, 2024. All references made to common stock shares, equity awards, common stock per share amounts and treasury stock shares in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the effects of the Stock Split.

Dividends
Our Board of Directors declared the following dividends during the fiscal years ended May 31:

Declaration Date (In millions except per share data)	Record Date	Payment Date	Dividend Per Share	Amount

2025
July 23, 2024	August 15, 2024	September 3, 2024	$0.39	$158.0
October 29, 2024	November 15, 2024	December 13, 2024	0.39	158.1
January 14, 2025	February 14, 2025	March 14, 2025	0.39	157.9
April 8, 2025 (1)	May 15, 2025	June 13, 2025	0.39	157.8
Total			$1.56	$631.8

2024
July 25, 2023	August 15, 2023	September 15, 2023	$0.3375	$138.2
October 24, 2023	November 15, 2023	December 15, 2023	0.3375	137.5
January 16, 2024	February 15, 2024	March 15, 2024	0.3375	137.6
April 9, 2024 (1)	May 15, 2024	June 14, 2024	0.3375	137.6
Total			$1.3500	$550.9

(1)     The dividends declared on April 8, 2025 and April 9, 2024, were included in current accrued liabilities on the consolidated balance sheets at May 31, 2025 and 2024, respectively.

Stock Performance Graph
The following graph summarizes the cumulative return on $100 invested in Cintas' common stock, the S&P 500 Stock Index and the common stocks of a selected peer group of companies. Because our products and services are diverse, Cintas does not believe that any single published industry index is appropriate for comparing shareholder return. Therefore, the peer group used in the performance graph combines publicly traded companies in the business services industry that have similar characteristics as Cintas for each fiscal year, such as route-based delivery of products and services. The companies included in the peer group are ABM Industries, Inc., Aramark, Rollins, Inc. and UniFirst Corporation.
Total shareholder return was based on the increase in the price of the common stock and assumed reinvestment of all dividends. Furthermore, total return was weighted according to market capitalization of each company. The companies in the peer group are not necessarily the same as those considered by the Compensation Committee of the Board.

Total Shareholder Returns
Comparison of Five-Year Cumulative Total Return

Purchases of Equity Securities by the Issuer and Affiliated Purchases

Period (In millions, except share and per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan (1)	Maximum approximate dollar value of shares that may yet be purchased under the plan (1)

March 1 - 31, 2025 (2)	85,454	$202.80	—	$1,469.3
April 1 - 30, 2025 (3)	1,150,573	$194.50	1,062,208	$1,263.6
May 1 - 31, 2025 (4)	71,376	$217.88	—	$1,263.6
Total	1,307,403	$196.32	1,062,208	$1,263.6
(1) On July 26, 2022, we announced that the Board authorized a $1.0 billion share buyback program, which does not have an expiration date. From the inception of the July 26, 2022 share buyback program through May 31, 2025, Cintas purchased a total of 4.1 million shares of Cintas common stock at an average price of $178.20 per share for a total purchase price of $736.4 million. On July 23, 2024, Cintas announced that the Board authorized a new $1.0 billion share buyback program, which does not have an expiration date. Cintas has made no purchases under the July 23, 2024 share buyback program.
(2) During March 2025, Cintas acquired 85,454 shares of Cintas common stock in satisfaction of employee-partner payroll taxes due on options exercised and restricted stock awards that vested during the fiscal year. These shares were purchased at an average price of $202.80 per share for a total purchase price of $17.3 million.
(3) During April 2025, Cintas acquired 88,365 shares of Cintas common stock in satisfaction of employee-partner payroll taxes due on options exercised and restricted stock awards that vested during the fiscal year. These shares were purchased at an average price of $204.57 per share for a total purchase price of $18.1 million.
(4) During May 2025, Cintas acquired 71,376 shares of Cintas common stock in satisfaction of employee-partner payroll taxes due on options exercised and restricted stock awards that vested during the fiscal year. These shares were purchased at an average price of $217.88 per share for a total purchase price of $15.6 million.

Item 6.  [Reserved]

Item 7.  Management's Discussion and
Analysis of Financial Condition and Results of Operations
Business Strategy
Cintas helps more than one million businesses of all types and sizes, primarily in the U.S., as well as Canada and Latin America, get READY™ to open their doors with confidence every day by providing a wide range of products and services that enhance our customers’ image and help keep their facilities and employees clean, safe and looking their best. With products and services including uniforms, mats, mops, shop towels, restroom supplies, workplace water services, first aid and safety products, eye-wash stations, safety training, fire extinguishers, sprinkler systems and alarm services, Cintas helps customers get Ready for the Workday®.

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

Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations section focuses on discussion of fiscal 2025 results compared to fiscal 2024 results and should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this filing. The discussion contains forward-looking statements that involve known and unknown risks and uncertainties, including those set forth under "Item 1A. Risk Factors." For discussion of fiscal 2024 results compared to fiscal 2023 results, see the "Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our Annual Report on Form 10-K for the fiscal year ended May 31, 2024, filed with the SEC on July 25, 2024.

Cintas classifies its business into two reportable operating segments and places the remainder of its operating segments in an All Other category. Cintas’ two reportable operating segments are Uniform Rental and Facility Services and First Aid and Safety Services. The Uniform Rental and Facility Services reportable operating segment consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items. In addition to these rental items, restroom cleaning services and supplies and the sale of items from our catalogs to our customers on route are included within this reportable operating segment. The First Aid and Safety Services reportable operating segment consists of first aid and safety products and services, as well as workplace water services. The remainder of Cintas’ business, which consists of the Fire Protection Services operating segment and the Uniform Direct Sale operating segment, is included in All Other. These operating segments consist of fire protection products and services and the direct sale of uniforms and related items. Cintas evaluates operating segment performance based on revenue and operating income. Revenue and operating income for the reportable operating segments for the fiscal years ended May 31, 2025, 2024 and 2023 are presented in Note 14 entitled Operating Segment Information of "Notes to Consolidated Financial Statements." The Company regularly reviews its operating segments for reporting purposes based on the information its chief operating decision maker (CODM) regularly reviews for purposes of allocating resources and assessing performance and makes changes when appropriate.

The following table sets forth certain consolidated statements of income data as a percent of revenue by reportable operating segment, All Other and in total for the fiscal years ended May 31:

	2025	2024

Revenue:
Uniform Rental and Facility Services	77.1%	77.8%
First Aid and Safety Services	11.8%	11.1%
All Other	11.1%	11.1%
Total revenue	100.0%	100.0%

Cost of sales:
Uniform Rental and Facility Services	50.7%	51.8%
First Aid and Safety Services	42.8%	44.5%
All Other	52.7%	53.6%
Total cost of sales	50.0%	51.2%

Gross margin:
Uniform Rental and Facility Services	49.3%	48.2%
First Aid and Safety Services	57.2%	55.5%
All Other	47.3%	46.4%
Total gross margin	50.0%	48.8%

Selling and administrative expenses:
Uniform Rental and Facility Services	25.8%	26.0%
First Aid and Safety Services	33.0%	33.1%
All Other	30.6%	30.4%
Total selling and administrative expenses	27.2%	27.3%

Operating income:
Uniform Rental and Facility Services	23.5%	22.2%
First Aid and Safety Services	24.2%	22.4%
All Other	16.7%	16.0%
Total operating income	22.8%	21.6%

Interest expense, net	0.9%	1.0%

Income before income taxes	21.9%	20.5%

Fiscal 2025 Compared to Fiscal 2024
Fiscal 2025 total revenue was $10.3 billion, an increase of 7.7% over the prior fiscal year. Revenue increased organically by 8.0% primarily as a result of increased sales volume. Organic revenue growth adjusts for the impact of acquisitions, workday differences and foreign currency exchange rate fluctuations. Total revenue was positively impacted by 0.8% due to acquisitions, negatively impacted by 0.9% due to two less workdays in fiscal 2025 compared to fiscal 2024 and negatively impacted by 0.2% due to foreign currency exchange rate fluctuations.

Organic revenue growth by quarter for fiscal 2025 is as follows:

First quarter ended August 31, 2024	8.0%
Second quarter ended November 30, 2024	7.1%
Third quarter ended February 28, 2025	7.9%
Fourth quarter ended May 31, 2025	9.0%

For the fiscal year ended May 31, 2025	8.0%

Uniform Rental and Facility Services reportable operating segment revenue consists predominantly of revenue derived from the rental of corporate identity uniforms and other garments, including flame resistant clothing and the rental and/or sale of mats, mops, shop towels, restroom supplies and other rental services. Revenue from the Uniform Rental and Facility Services reportable operating segment increased 6.8%, to $7,976.1 million compared to $7,465.2 million in fiscal 2024. Organic revenue growth for this reportable operating segment was 7.0%. Revenue growth was positively impacted by 0.8% due to acquisitions, negatively impacted by 0.9% due to two less workdays in fiscal 2025 compared to fiscal 2024 and negatively impacted by 0.1% due to foreign currency exchange rate fluctuations. Revenue growth was a result of new business, the penetration of additional products and services into existing customers and price increases, partially offset by lost business. New business growth resulted from an increase in the number and productivity of sales representatives. Generally, sales productivity improvements are due to increased tenure and improved training, which produce a higher number of products and services sold.

Other revenue, consisting of revenue from the First Aid and Safety Services reportable operating segment and All Other, increased 10.9%, to $2,364.1 million compared to $2,131.4 million in fiscal 2024. Revenue improved from increases in sales representative productivity and price increases. Revenue increased organically by 11.3%. Revenue growth was positively impacted by 0.6% due to acquisitions, negatively impacted by 0.9% due to two less workdays in fiscal 2025 compared to fiscal 2024 and negatively impacted by 0.1% due to foreign currency exchange rate fluctuations.

Cost of uniform rental and facility services increased 4.5% compared to fiscal 2024. Cost of uniform rental and facility services consists primarily of production expenses, delivery expenses and the amortization of in-service inventory, including uniforms, mats, shop towels and other ancillary items. The change from the prior year was primarily due to higher Uniform Rental and Facility Services reportable operating segment sales volume, as well as an increase in material cost to support increased revenue growth. The cost of uniform rental and facility services as a percent of revenue improved compared to fiscal 2024 from 51.8% to 50.7% primarily due to efficiency gains in energy usage, more efficient use of in-service inventory and production efficiency gains.

Cost of other consists primarily of cost of goods sold (predominantly first aid and safety products, personal protective equipment, uniforms and fire protection products), delivery expenses and distribution expenses in the First Aid and Safety Services reportable operating segment and All Other. Cost of other increased 7.7% in fiscal 2025 compared to fiscal 2024, as a result of higher other revenue, but decreased as a percent of revenue to 47.6%, compared to 49.0% in fiscal 2024. The improvement in cost of sales as a percent to revenue was primarily due to favorable changes in the sales mix and sourcing and productivity initiatives in the First Aid and Safety Services reportable operating segment.

Selling and administrative expenses increased $196.7 million, to 27.2% as a percent of revenue, compared to 27.3% in fiscal 2024. In fiscal 2025 we recorded a $15 million gain on a sale of property, and in fiscal 2024 we recorded $15 million associated with a legal settlement, both of which impacted all segments by the same percent of revenue. Excluding those items, selling and administrative expenses as a percent of revenue increased from fiscal 2024 to fiscal 2025. The resulting increase as a percent of revenue was primarily due to investments in technology and additional selling resources.

Net interest expense (interest expense less interest income) was $95.5 million in fiscal 2025 compared to $95.0 million in fiscal 2024. Net interest expense was the same as a percent of revenue.

Income before income taxes was $2,264.2 million, an increase of $290.6 million, or 14.7%, compared to fiscal 2024. The increase in income before income taxes was primarily due to revenue growth, as well as the improvements in gross margin previously mentioned.

Cintas' effective tax rate for fiscal 2025 and fiscal 2024 was 20.0% and 20.4%, respectively. The effective tax rate in both periods was impacted by certain discrete items, primarily the tax accounting impact for stock-based compensation.

Net income for fiscal 2025 of $1,812.3 million was a 15.3% increase compared to fiscal 2024. Diluted earnings per share of $4.40 was a 16.1% increase compared to fiscal 2024 diluted earnings per share of $3.79. Diluted earnings per share increased primarily due to the increase in net income.

Uniform Rental and Facility Services Reportable Operating Segment
Uniform Rental and Facility Services reportable operating segment revenue increased $510.9 million, or 6.8%, and the cost of uniform rental and facility services increased $175.8 million, or 4.5%, due to the reasons previously discussed. The reportable operating segment's fiscal 2025 gross margin was 49.3% of revenue compared to 48.2% in fiscal 2024. The improvement in gross margin was primarily due to efficiency gains in energy usage, more efficient use of in-service inventory and production efficiency gains.

Selling and administrative expenses for the Uniform Rental and Facility Services reportable operating segment increased $121.2 million in fiscal 2025 compared to fiscal 2024 in order to support revenue growth as well as invest in technology and selling resources. Selling and administrative expense as a percent of revenue for fiscal 2025 was 25.8% compared to 26.0% in fiscal 2024. Excluding the items noted previously, selling and administrative expenses as a percent of revenue were largely consistent as compared to the prior fiscal year.

Income before income taxes for the Uniform Rental and Facility Services reportable operating segment increased $213.9 million, or 12.9%, for fiscal 2025 compared to fiscal 2024. The increase in income before income taxes was due to the previously discussed growth in revenue and improvements in gross margin. Income before income taxes as a percent of revenue was 23.5% compared to 22.2% in fiscal 2024. The improvement over the prior fiscal year was primarily a result of the previously discussed improvement in gross margin.

First Aid and Safety Services Reportable Operating Segment
First Aid and Safety Services reportable operating segment revenue increased $150.8 million in fiscal 2025, a 14.1% increase compared to fiscal 2024. Organic revenue growth for this reportable operating segment was 15.0%. Revenue growth was positively impacted by 0.1% due to acquisitions, negatively impacted by 0.9% due to two less workdays in fiscal 2025 compared to fiscal 2024 and negatively impacted by 0.1% due to foreign currency exchange rate fluctuations. The increase in revenue was driven by many factors including increases in new business sold by sales representatives, penetration of additional products and services into existing customers, price increases and strong customer retention.

Cost of sales for the First Aid and Safety Services reportable operating segment increased $46.8 million, or 9.9%, in fiscal 2025, due to higher sales volume. Gross margin for the First Aid and Safety Services reportable operating segment is defined as revenue less cost of goods, warehouse expenses and service expenses. Gross margin as a percent of revenue was 57.2% for fiscal 2025 compared to 55.5% in fiscal 2024. The improvement in gross margin as a percent of revenue was primarily driven by favorable changes in the sales mix, sourcing and productivity initiatives, as well as improved leverage of fixed costs and a reduction in energy expense as a percent of revenue.

Selling and administrative expenses for the First Aid and Safety Services reportable operating segment increased by $48.4 million, or 13.7%, in fiscal 2025 compared to fiscal 2024, but decreased as a percent of revenue to 33.0% in fiscal 2025 compared to 33.1% in fiscal 2024. Excluding the items noted previously, selling and administrative expenses as a percent of revenue were largely consistent as compared to the prior fiscal year.

Income before income taxes for the First Aid and Safety Services reportable operating segment was $294.7 million in fiscal 2025, an increase of $55.6 million, or 23.2%, compared to fiscal 2024. Income before income taxes as a percent of revenue at 24.2%, increased from 22.4% in fiscal 2024 due to the previously discussed growth in revenue and improvements in gross margin.

Liquidity and Capital Resources
The following table summarizes our cash flows and cash and cash equivalents as of and for the fiscal years ended May 31:

(In thousands)	2025	2024

Net cash provided by operating activities	$2,165,905	$2,068,500
Net cash used in investing activities	$(623,638)	$(603,334)
Net cash used in financing activities	$(1,619,011)	$(1,247,506)

Cash and cash equivalents at end of year	$263,973	$342,015

Cash and cash equivalents as of May 31, 2025 and 2024, include $57.8 million and $42.1 million, respectively, that is located outside of the U.S.

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

Net cash provided by operating activities was $2,165.9 million for fiscal 2025, which was an increase of $97.4 million, or 4.7%, compared to fiscal 2024. The increase was primarily the result of an increase in net income and favorable changes in working capital, primarily accounts payable and accrued compensation and related liabilities. These improvements were partially offset by unfavorable changes in working capital, specifically inventories, net, accounts receivable, net and uniforms and other rental items in service.

Net cash used in investing activities was $623.6 million in fiscal 2025, compared to $603.3 million in fiscal 2024. Net cash used in investing activities includes capital expenditures, purchases of investments and cash paid for acquisitions of businesses. These outflows were partially offset by proceeds from the sale of property. Capital expenditures were $408.9 million and $409.5 million for fiscal 2025 and fiscal 2024, respectively. Capital expenditures for fiscal 2025 included $301.6 million for the Uniform Rental and Facility Services reportable operating segment and $55.4 million for the First Aid and Safety Services reportable operating segment. Cash paid for acquisitions of businesses, net of cash acquired, was $232.9 million and $186.8 million for fiscal 2025 and fiscal 2024, respectively. The acquisitions in both fiscal 2025 and 2024 occurred in our Uniform Rental and Facility Services reportable operating segment, our First Aid and Safety Services reportable operating segment and our Fire Protection operating segment, which is included in All Other. In addition, during fiscal 2025, Cintas received cash proceeds of $24.0 million related to the sale of property and equipment. Net cash used in investing activities also included $7.2 million and $7.5 million of purchases of investments during fiscal 2025 and fiscal 2024, respectively.

Net cash used in financing activities was $1,619.0 million for fiscal 2025, compared to $1,247.5 million in fiscal 2024. The increase in cash used in financing activities was due to the increase in repayment of debt, share buyback activity and an increase in dividends paid. These increases were partially offset by an increase in proceeds from the issuance of debt in fiscal 2025 compared to fiscal 2024.

Cintas announced on July 27, 2021, that the Board authorized a $1.5 billion share buyback program, which was completed during the fourth quarter of fiscal 2024. On July 26, 2022 and July 23, 2024, Cintas announced that the Board authorized new share buyback programs, each for $1.0 billion. Neither of the outstanding share buyback programs have an expiration date.

The following table summarizes the share buyback activity by program and fiscal years ended May 31:

	2025			2024
Buyback Program (In thousands except per share data)	Shares	Average Price per Share	Purchase Price	Shares	Average Price per Share	Purchase Price

July 27, 2021	—	$—	$—	3,425	$133.80	$458,284
July 26, 2022	3,794	179.07	679,329	339	168.44	57,104
July 23, 2024	—	—	—	—	—	—
	3,794	$179.07	$679,329	3,764	$136.92	$515,388

Shares acquired for taxes due (1)	1,297	$196.87	$255,471	1,325	$139.34	$184,645

Total repurchase of Cintas common stock			$934,800			$700,033

(1) Shares of Cintas stock acquired for employee-partner payroll taxes due on options exercised and vested restricted stock awards.

There were no share buybacks in the period subsequent to May 31, 2025, through July 28, 2025. From the inception of the July 26, 2022 share buyback program through July 28, 2025, Cintas has purchased 4.1 million shares of Cintas common stock in the aggregate, at an average price of $178.20 per share, for a total purchase price of $736.4 million. Cintas has made no purchases under the July 23, 2024 share buyback program.

Our Board of Directors declared the following dividends:

Paid Dividends
Declaration Date (In millions except per share data)	Record Date	Payment Date	Dividend Per Share	Total Amount

Fiscal Year 2025
April 9, 2024	May 15, 2024	June 14, 2024	$0.3375	$137.6
July 23, 2024	August 15, 2024	September 3, 2024	0.39	158.0
October 29, 2024	November 15, 2024	December 13, 2024	0.39	158.1
January 14, 2025	February 14, 2025	March 14, 2025	0.39	157.9
Total			$1.5075	$611.6

Fiscal Year 2024
April 11, 2023	May 15, 2023	June 15, 2023	$0.2875	$117.6
July 25, 2023	August 15, 2023	September 15, 2023	0.3375	138.2
October 24, 2023	November 15, 2023	December 15, 2023	0.3375	137.5
January 16, 2024	February 15, 2024	March 15, 2024	0.3375	137.6
Total			$1.3000	$530.9

Accrued Dividends
As of May 31, 2025
April 8, 2025 (1)	May 15, 2025	June 13, 2025	$0.39	$157.8

As of May 31, 2024
April 9, 2024 (1)	May 15, 2024	June 14, 2024	$0.3375	$137.6
(1)     The dividends declared on April 8, 2025 and April 9, 2024 were included in current accrued liabilities on the consolidated balance sheets at May 31, 2025 and 2024, respectively.

Any future dividend declarations, including the amount of any dividends, are at the discretion of the Board and dependent upon then-existing conditions, including the Company's consolidated results of operations and consolidated financial condition, capital requirements, contractual restrictions, business prospects and other factors that the Board may deem relevant.

On April 15, 2025, in accordance with the terms of the senior notes, Cintas paid the $50.0 million aggregate principal amount outstanding of its 3.11%, private placement, 10-year senior notes that matured on that date with cash on hand. On May 1, 2025, in accordance with the terms of the senior notes, Cintas paid the $400.0 million aggregate principal outstanding of its 3.45%, 3-year senior notes that matured on that date with cash on hand. On May 2, 2025, Cintas issued $400.0 million aggregate principal amount of senior notes that bear an interest rate of 4.20% and mature on May 1, 2028.

During the fiscal year ended May 31, 2024, Cintas repurchased and subsequently retired, $13.5 million of its 6.15%, 30-year senior notes. In conjunction with these transactions, Cintas recognized a loss of $0.9 million, which is recorded in interest expense on the consolidated statement of income for the fiscal year ended May 31, 2024. The following table summarizes Cintas' outstanding debt at May 31:

(In thousands)	Interest Rate	Fiscal Year Issued	Fiscal Year Maturity	2025	2024

Debt due within one year
Senior notes (1)	3.11%	2015	2025	$—	$50,294
Senior notes	3.45%	2022	2025	—	400,000
Debt issuance costs				—	(699)
Total debt due within one year				$—	$449,595

Debt due after one year
Senior notes	3.70%	2017	2027	$1,000,000	$1,000,000
Senior notes	4.20%	2025	2028	400,000	—
Senior notes	4.00%	2022	2032	800,000	800,000
Senior notes	6.15%	2007	2037	236,550	236,550
Debt issuance costs				(11,551)	(10,616)
Total debt due after one year				$2,424,999	$2,025,934
(1)     Cintas assumed these senior notes with the acquisition of G&K Services, Inc. (G&K) in fiscal 2017, and they were recorded at fair value. The interest rate shown above is the effective interest rate until repayment in fiscal 2025.
The credit agreement that supports our commercial paper program has capacity under the revolving credit facility of $2.0 billion. The credit agreement has an accordion feature that provides Cintas the ability to request increases to the borrowing commitments under the revolving credit facility of up to $500.0 million in the aggregate, subject to customary conditions. The maturity date of the revolving credit facility is March 23, 2027. As of both May 31, 2025 and 2024, there was no commercial paper outstanding and no borrowings on our revolving credit facility.

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

Our access to the commercial paper and long-term debt markets has historically provided us with sources of liquidity. We do not anticipate having difficulty in obtaining financing from those markets in the future based on our favorable experiences in the debt markets in the recent past. Additionally, our ability to continue to access the commercial paper and long-term debt markets on favorable interest rates and other terms will depend, to a significant degree, on the ratings assigned by the credit rating agencies to our indebtedness. As of May 31, 2025, our ratings were as follows:

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

Financial and Nonfinancial Disclosure About Issuers and Guarantors of Cintas’ Senior Notes
Cintas Corporation No. 2 (Corp. 2) is the indirectly, wholly owned principal operating subsidiary of Cintas. Corp. 2 is the issuer of the $2,436.6 million aggregate principal amount of senior notes outstanding as of May 31, 2025, which are unconditionally guaranteed, jointly and severally, by Cintas Corporation and its wholly owned, direct and indirect domestic subsidiaries. See Note 6 entitled Debt, Derivatives and Hedging Activities of "Notes to Consolidated Financial Statements" for more information on Cintas' outstanding debt.

Basis of Preparation of the Summarized Financial Information
The following tables include summarized financial information of Cintas Corporation, Corp. 2 (issuer) and subsidiary guarantors (together, the Obligor Group). Investments in and equity in the earnings of non-guarantors, which are not members of the Obligor Group, have been excluded. Non-guarantor subsidiaries are located outside the U.S., and therefore, excluded from the Obligor Group.

The summarized financial information of the Obligor Group is presented on a combined basis with intercompany balances and transactions between entities in the Obligor Group eliminated. The Obligor Group’s amounts due from, amounts due to and transactions with non-guarantors have been presented in separate line items, if they are material.

Summarized financial information of the Obligor Group is as follows as of and for the fiscal years ended May 31:

Summarized Consolidated Statements of Income (In thousands)	2025	2024

Net sales to unrelated parties	$9,813,929	$9,081,215
Net sales to non-guarantors	$15,662	$12,432
Operating income	$2,214,295	$1,957,473
Net income	$1,677,277	$1,484,510

Summarized Consolidated Balance Sheets (In thousands)	2025	2024

Assets
Receivables due from non-obligor subsidiaries	$59,346	$12,729
Total other current assets	$3,203,986	$2,973,225
Total other noncurrent assets	$5,972,476	$5,585,493

Liabilities
Amounts due to non-obligor subsidiaries	$93,926	$60,132
Current liabilities	$1,560,058	$1,725,734
Noncurrent liabilities	$3,429,841	$2,966,795

Contractual and Other Material Cash Obligations

	Payments Due by Period
(In thousands)	Total	One year or less	Two to three years	Four to five years	After five years

Debt (1)	$2,436,550	$—	$1,400,000	$—	$1,036,550
Operating leases (2)	259,565	58,688	93,365	59,360	48,152
Interest payments	501,830	100,348	156,129	93,096	152,257
Total contractual and other material cash obligations	$3,197,945	$159,036	$1,649,494	$152,456	$1,236,959
(1)See Note 6 entitled Debt, Derivatives and Hedging Activities of "Notes to Consolidated Financial Statements" for a detailed presentation of Cintas' debt.
(2)See Note 7 entitled Leases of "Notes to Consolidated financial Statements" for a detailed presentation of Cintas' operating leases.
Cintas also makes payments to defined contribution plans and may make payments to defined benefit plans to satisfy minimum funding requirements. The amount of contributions made to the defined contribution plans are at the discretion of the Board. Future contributions to the defined contribution plans are expected to be $141.2 million in the next fiscal year, $304.0 million in the next two to three fiscal years and $335.1 million in the next four to five fiscal years. Future contributions to the defined benefit plans are expected to be $2.5 million in the next fiscal year, $10.0 million in the next two to three fiscal years and $8.4 million in the next four to five fiscal years.
Other Commitments

	Amount of Commitment Expiration per Period
(In thousands)	Total	One year or less	Two to three years	Four to five years	After five years

Lines of credit (1)	$1,999,298	$—	$1,999,298	$—	$—
Standby letters of credit and surety bonds (2)	129,576	129,576	—	—	—
Total other commitments	$2,128,874	$129,576	$1,999,298	$—	$—
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
Inflation and Changing Prices
Changes in wages, benefits and energy costs have the potential to materially impact Cintas' consolidated results of operations. In fiscal 2025, 2024 and 2023, we experienced impacts from inflation, including, but not limited to, higher labor, fuel and transportation costs. Management has been able to mitigate these inflationary pressures through pricing and various efficiency initiatives. Management has mitigated these impacts such that net of the mitigation strategy and initiatives, inflation and changing prices have not had a material impact on Cintas' consolidated financial condition or a negative impact on the consolidated results of operations.
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

New Accounting Standards
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures (ASU 2023-07). ASU 2023-07 requires additional disclosures pertaining to significant expenses that are regularly provided to the CODM and other items of an entity’s reportable operating segments. This standard was adopted by Cintas on May 31, 2025 and did not have a material impact on the Company's consolidated financial statements.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03), which requires, among other items, additional disaggregated disclosures in the notes to financial statements for certain categories of expenses that are included on the face of the statement of income. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 (fiscal 2028), and for interim periods within fiscal years beginning after December 15, 2027 (fiscal 2029), with early adoption permitted. The Company is currently evaluating the impact of ASU 2024-03 on the consolidated financial statements.

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

Revenue recorded is presented net of sales and other taxes we collect on behalf of governmental authorities. Shipping and handling costs charged to customers are treated as fulfillment activities and are recorded in both revenue and cost of sales at the time control is transferred to the customer. Certain of our customer contracts include pricing terms and conditions that include components of variable consideration. The variable consideration is typically in the form of consideration paid to a customer based on performance metrics specified within the contract and is not material in any period presented. When determining if variable consideration should be constrained, the Company considers whether factors outside its control could result in a significant reversal of revenue. In making these assessments, the Company considers the likelihood and magnitude of a potential reversal. The Company's performance period generally corresponds with the monthly invoice period. No constraints on our revenue recognition were applied during the fiscal years ended May 31, 2025, 2024 or 2023. See Note 2 entitled Revenue Recognition of "Notes to Consolidated Financial Statements".

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

Insurance reserve. The insurance reserve represents the estimated ultimate cost of all asserted and unasserted claims (incurred but not reported), primarily related to workers' compensation, auto liability and other general liability exposure through the consolidated balance sheet dates. Our incurred but not reported reserves are estimated through actuarial procedures, with the assistance of third-party actuarial specialists, of the insurance industry and by using industry assumptions, adjusted for specific expectations based on our claims history. Cintas records an increase or decrease in selling and administrative expenses related to development of prior claims, higher claims activity and other industry factors in the period in which it becomes known. These changes in estimates may be material to the consolidated financial statements.

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
Audited Consolidated Financial Statements for the Fiscal Years Ended May 31, 2025, 2024 and 2023

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

With the supervision of our President and Chief Executive Officer and our Chief Financial Officer, management assessed our internal control over financial reporting as of May 31, 2025. Management based its assessment on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed by our internal audit function.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of May 31, 2025, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

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

Scott A. Garula Executive Vice President and Chief Financial Officer

Report of Independent
Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cintas Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cintas Corporation (the Company) as of May 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended May 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at May 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of May 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated July 28, 2025 expressed an unqualified opinion thereon.

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

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Valuation of Insurance Reserves

Description of the Matter
At May 31, 2025, the Company's insurance reserve was $208.0 million. As described in Note 1 to the Company’s consolidated financial statements, the Company’s insurance reserve represents the estimated ultimate cost of all asserted and unasserted (incurred but not reported) claims primarily related to workers' compensation, auto liability and other general liability exposure. The unasserted (incurred but not reported) insurance reserve is estimated through actuarial procedures and by using industry assumptions, adjusted for Company specific expectations based on claims history.

Auditing the Company's estimate of the unasserted (incurred but not reported) insurance reserve is judgmental and complex due to the significant estimation uncertainty of the potential value of unasserted claims, which are developed with the assistance of a third-party actuarial specialist.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company’s unasserted (incurred but not reported) insurance reserve. This includes internal controls over the claims activity and actuarial methods used to establish the unasserted (incurred but not reported) insurance reserve. Specifically, we tested internal controls related to management’s review of data provided to the actuary and validation of claim activity.

To test the unasserted (incurred but not reported) insurance reserve, our audit procedures included, among others, assessing the methodologies used to estimate the insurance reserve, testing the completeness and accuracy of the underlying claims data and vouching payments made to third parties. Furthermore, we involved our actuarial specialists to assist in evaluating the methodologies used by management to determine the unasserted (incurred but not reported) insurance reserve and comparing the Company’s recorded unasserted (incurred but not reported) insurance reserve to a range developed based on independently selected actuarial methodologies.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 1968.
Cincinnati, Ohio
July 28, 2025

Report of Independent
Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cintas Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Cintas Corporation’s internal control over financial reporting as of May 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cintas Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of May 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of May 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended May 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated July 28, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Cincinnati, Ohio
July 28, 2025

Consolidated Statements of Income	Fiscal Years Ended May 31,
(In thousands except per share data)	2025	2024	2023

Revenue:
Uniform rental and facility services	$7,976,073	$7,465,199	$6,897,130
Other	2,364,108	2,131,416	1,918,639
Total revenue	10,340,181	9,596,615	8,815,769

Costs and expenses:
Cost of uniform rental and facility services	4,040,888	3,865,071	3,632,175
Cost of other	1,125,129	1,045,128	1,010,226
Selling and administrative expenses	2,814,438	2,617,783	2,370,704
Operating income	2,359,726	2,068,633	1,802,664

Interest income	(5,584)	(5,742)	(1,716)
Interest expense	101,108	100,740	111,232

Income before income taxes	2,264,202	1,973,635	1,693,148
Income taxes	451,921	402,043	345,138
Net income	$1,812,281	$1,571,592	$1,348,010

Basic earnings per share	$4.48	$3.85	$3.30

Diluted earnings per share	$4.40	$3.79	$3.25

Dividends declared and paid per share	$1.56	$1.35	$1.15

See accompanying notes.

Consolidated Statements of Comprehensive Income	Fiscal Years Ended May 31,
(In thousands)	2025	2024	2023

Net income	$1,812,281	$1,571,592	$1,348,010

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(7,441)	(1,291)	(34,007)
Change in fair value of interest rate lock agreements, net of tax expense of $1,969, $6,217 and $3,461, respectively	5,752	18,163	10,111
Amortization of interest rate lock agreements, net of tax benefit of $(2,052), $(2,014) and $(2,049), respectively	(6,092)	(5,984)	(6,085)
Other, net of tax expense (benefit) of $332, $867 and $(54), respectively	969	2,535	(158)
Other comprehensive (loss) income, net of tax expense of $249, $5,070 and $1,358, respectively	(6,812)	13,423	(30,139)

Comprehensive income	$1,805,469	$1,585,015	$1,317,871

See accompanying notes.

Consolidated Balance Sheets	As of May 31,
(In thousands except share data)	2025	2024

Assets
Current assets:
Cash and cash equivalents	$263,973	$342,015
Accounts receivable, principally trade, less allowance of $26,357 and $17,914, respectively	1,417,381	1,244,182
Inventories, net	447,408	410,201
Uniforms and other rental items in service	1,137,361	1,040,144
Prepaid expenses and other current assets	170,046	148,665
Total current assets	3,436,169	3,185,207

Property and equipment, net	1,652,474	1,534,168

Investments	339,518	302,212
Goodwill	3,400,227	3,212,424
Service contracts, net	309,828	321,902
Operating lease right-of-use assets, net	224,383	187,953
Other assets, net	462,642	424,951
	$9,825,241	$9,168,817
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$485,109	$339,166
Accrued compensation and related liabilities	229,538	214,130
Accrued liabilities	875,077	761,283
Income taxes, current	4,034	18,618
Operating lease liabilities, current	50,744	45,727
Debt due within one year	—	449,595
Total current liabilities	1,644,502	1,828,519

Long-term liabilities:
Debt due after one year	2,424,999	2,025,934
Deferred income taxes	471,740	475,512
Operating lease liabilities	178,738	146,824
Accrued liabilities	420,781	375,656
Total long-term liabilities	3,496,258	3,023,926

Shareholders' equity:
Preferred stock, no par value: 100 shares authorized, none outstanding	—	—
Common stock, no par value, and paid-in capital: 1,700,000 shares authorized 2025: 776,936 shares issued and 402,948 shares outstanding 2024: 773,097 shares issued and 405,008 shares outstanding	2,593,479	2,305,301
Retained earnings	11,798,451	10,617,955
Treasury stock: 2025: 373,988 shares 2024: 368,089 shares	(9,791,838)	(8,698,085)
Accumulated other comprehensive income	84,389	91,201
Total shareholders' equity	4,684,481	4,316,372
	$9,825,241	$9,168,817
See accompanying notes.

Consolidated
Statements of Shareholders' Equity

	Common Stock and Paid-In Capital		Retained Earnings	Other Accumulated Comprehensive Income	Treasury Stock		Total Shareholders' Equity
(In thousands)	Shares	Amount			Shares	Amount

Balance at June 1, 2022	763,352	$1,771,917	$8,719,163	$107,917	(356,507)	$(7,290,801)	$3,308,196
Net income	—	—	1,348,010	—	—	—	1,348,010
Comprehensive loss, net of tax	—	—	—	(30,139)	—	—	(30,139)
Dividends	—	—	(469,858)	—	—	—	(469,858)
Stock-based compensation	—	103,621	—	—	—	—	103,621
Vesting of stock-based compensation awards	1,146	—	—	—	—	—	—
Stock options exercised	4,298	156,004	—	—	(1,440)	(152,983)	3,021
Repurchase of common stock	—	—	—	—	(3,920)	(398,865)	(398,865)
Balance at May 31, 2023	768,796	2,031,542	9,597,315	77,778	(361,867)	(7,842,649)	3,863,986
Net income	—	—	1,571,592	—	—	—	1,571,592
Comprehensive income, net of tax	—	—	—	13,423	—	—	13,423
Dividends	—	—	(550,952)	—	—	—	(550,952)
Stock-based compensation	—	116,986	—	—	—	—	116,986
Vesting of stock-based compensation awards	648	—	—	—	—	—	—
Stock options exercised	3,653	156,773	—	—	(1,133)	(155,403)	1,370
Repurchase of common stock	—	—	—	—	(5,089)	(700,033)	(700,033)
Balance at May 31, 2024	773,097	2,305,301	10,617,955	91,201	(368,089)	(8,698,085)	4,316,372
Net income	—	—	1,812,281	—	—	—	1,812,281
Comprehensive loss, net of tax	—	—	—	(6,812)	—	—	(6,812)
Dividends	—	—	(631,785)	—	—	—	(631,785)
Stock-based compensation	—	128,329	—	—	—	—	128,329
Vesting of stock-based compensation awards	840	—	—	—	—	—	—
Stock options exercised	2,999	159,849	—	—	(808)	(158,953)	896
Repurchase of common stock	—	—	—	—	(5,091)	(934,800)	(934,800)
Balance at May 31, 2025	776,936	$2,593,479	$11,798,451	$84,389	(373,988)	$(9,791,838)	$4,684,481

See accompanying notes.

Consolidated Statements of Cash Flows	Fiscal Years Ended May 31,
(In thousands)	2025	2024	2023
Cash flows from operating activities:
Net income	$1,812,281	$1,571,592	$1,348,010
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	303,377	280,866	267,223
Amortization of intangible assets and capitalized contract costs	190,806	176,004	152,121
Stock-based compensation	128,329	116,986	103,621
Gain on sale of property and equipment	(19,341)	—	—
Deferred income taxes	(5,807)	(28,912)	23,233
Change in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(174,141)	(91,399)	(151,771)
Inventories, net	(33,947)	95,766	(35,658)
Uniforms and other rental items in service	(93,646)	(22,815)	(98,252)
Prepaid expenses and other current assets and capitalized contract costs	(180,840)	(143,441)	(153,941)
Accounts payable	143,973	36,896	53,369
Accrued compensation and related liabilities	17,769	(27,013)	2,711
Accrued liabilities and other	92,397	97,750	41,314
Income taxes, current	(15,305)	6,220	34,248
Net cash provided by operating activities	2,165,905	2,068,500	1,586,228

Cash flows from investing activities:
Capital expenditures	(408,884)	(409,469)	(331,109)
Purchases of investments	(7,196)	(7,546)	(4,566)
Proceeds from sale of property and equipment	23,972	—	—
Acquisitions of businesses, net of cash acquired	(232,899)	(186,837)	(46,357)
Other, net	1,369	518	420
Net cash used in investing activities	(623,638)	(603,334)	(381,612)

Cash flows from financing activities:
Payments of commercial paper, net	—	—	(261,200)
Proceeds from issuance of debt	398,088	—	—
Debt issuance costs	(1,165)	—	—
Repayment of debt	(450,000)	(13,450)	(50,000)
Proceeds from exercise of stock-based compensation awards	896	1,370	3,021
Dividends paid	(611,627)	(530,909)	(449,917)
Repurchase of common stock	(934,800)	(700,033)	(398,865)
Other, net	(20,403)	(4,484)	(9,791)
Net cash used in financing activities	(1,619,011)	(1,247,506)	(1,166,752)
Effect of exchange rate changes on cash and cash equivalents	(1,298)	206	(4,186)
Net (decrease) increase in cash and cash equivalents	(78,042)	217,866	33,678
Cash and cash equivalents at beginning of year	342,015	124,149	90,471
Cash and cash equivalents at end of year	$263,973	$342,015	$124,149

See accompanying notes.

Notes to Consolidated Financial Statements

Note 1.  Significant Accounting Policies
Business description.  Cintas Corporation (collectively, with its majority-owned subsidiaries and any entities over which it has control, Cintas, Company, we, us or our) helps more than one million businesses of all types and sizes, primarily in the United States (U.S.), as well as Canada and Latin America, get READY™ to open their doors with confidence every day by providing a wide range of products and services that enhance our customers’ image and help keep their facilities and employees clean, safe and looking their best. With products and services including uniforms, mats, mops, shop towels, restroom supplies, workplace water services, first aid and safety products, eye-wash stations, safety training, fire extinguishers, sprinkler systems and alarm services, Cintas helps customers get Ready for the Workday®.

Cintas’ reportable operating segments are the Uniform Rental and Facility Services operating segment and the First Aid and Safety Services operating segment. The Uniform Rental and Facility Services reportable operating segment consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items. In addition to these rental items, restroom cleaning services and supplies and the sale of items from our catalogs to our customers on route are included within this reportable operating segment. The First Aid and Safety Services reportable operating segment consists of first aid and safety products and services, as well as workplace water services. The remainder of Cintas’ operating segments, which consists of the Fire Protection Services operating segment and the Uniform Direct Sale operating segment, are included in All Other. Cintas evaluates operating segment performance based on revenue and operating income. Revenue and operating income for the fiscal years ended May 31, 2025, 2024 and 2023 are presented in Note 14 entitled Operating Segment Information. The Company regularly reviews its operating segments for reporting purposes based on the information its chief operating decision maker (CODM) regularly reviews for purposes of allocating resources and assessing performance and makes changes when appropriate.

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

Revenue recorded is presented net of sales and other taxes we collect on behalf of governmental authorities. Shipping and handling costs charged to customers are treated as fulfillment activities and are recorded in both revenue and cost of sales at the time control is transferred to the customer. Certain of our customer contracts include pricing terms and conditions that include components of variable consideration. The variable consideration is typically in the form of consideration paid to a customer based on performance metrics specified within the contract and is not material in any period presented. When determining if variable consideration should be constrained, the Company considers whether factors outside its control could result in a significant reversal of revenue. In making these assessments, the Company considers the likelihood and magnitude of a potential reversal. The Company's performance period generally corresponds with the monthly invoice period. No constraints on our revenue recognition were applied during the fiscal years ended May 31, 2025, 2024 or 2023. See Note 2 entitled Revenue Recognition.

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

Cash and cash equivalents.  Cintas considers all highly liquid investments with a maturity of three months or less, at date of purchase, to be cash equivalents. At May 31, 2025 and 2024, cash and cash equivalents includes $35.8 million and $34.3 million, respectively, of restricted cash used as collateral associated with our insurance reserve.

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

Inventories, net.   Inventories are valued at the lower of cost (first-in, first-out) or net realizable value. Inventories, net are comprised of the following amounts at May 31:

(In thousands)	2025	2024

Raw materials	$21,763	$16,664
Work in process	42,615	48,458
Finished goods	383,030	345,079
	$447,408	$410,201
Inventories are recorded net of reserves for obsolete inventory (excess and slow-moving) of $59.9 million and $63.1 million at May 31, 2025 and 2024, respectively. The inventory obsolescence reserve is determined by specific identification, as well as an estimate based on Cintas' historical rates of obsolescence. Obsolete inventory reserves are recorded in selling and administrative expenses on the consolidated statements of income. Once a specific inventory item is written down to the lower of cost or net realizable value, a new cost basis has been established, and that inventory item cannot subsequently be marked up.

Uniforms and other rental items in service.  These items are valued at cost less amortization, calculated using the straight-line method. Uniforms in service (other than cleanroom garments) are amortized over their useful lives, which range from 18 to 30 months. Other rental items, primarily including shop towels, mats, mops, cleanroom garments, linens and restroom dispensers, are amortized over their useful lives, which range from 8 to 60 months. The amortization rates used are based on industry experience and Cintas' specific experience. These factors are critical to determining the amount of in service inventory and related cost of uniforms and facility services that are presented in the consolidated financial statements.

Investments.   Cintas' investments primarily consist of the cash surrender value of insurance policies. Investments are generally evaluated for impairment on an annual basis or when indicators of impairment exist. For the fiscal years ended May 31, 2025, 2024 and 2023, no impairment losses were recorded.

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
When events or circumstances indicate that the carrying amount of long-lived assets may not be recoverable, the estimated undiscounted future cash flows are compared to the carrying amount of the assets. If the estimated undiscounted future cash flows are less than the carrying amount of the assets, an impairment loss is recorded based on the excess of the carrying amount of the assets over their respective fair values. Fair value is generally determined by discounted cash flows, prices of similar assets or third-party real estate valuations, as appropriate. Cintas did not identify any indicators of impairment for the fiscal years ended May 31, 2025, 2024 or 2023.

Goodwill.  Goodwill, obtained through acquisitions of businesses, is valued at cost less any impairment. Cintas completes an annual impairment test that includes an assessment of qualitative factors, and quantitative, if necessary, including, but not limited to, macroeconomic conditions, industry and market conditions and entity specific factors such as strategies and financial performance. We test for goodwill impairment at the reporting unit level. Cintas has identified four reporting units for purposes of evaluating goodwill impairment: Uniform Rental and Facility Services, First Aid and Safety Services and two reporting units within All Other. Based on the results of the annual impairment tests, Cintas was not required to recognize an impairment of goodwill for the fiscal years ended May 31, 2025, 2024 or 2023. Cintas will continue to perform impairment tests as of March 1 in future years and when indicators of impairment exist.

Service contracts and other assets.  Service contracts and other assets, which consist primarily of capitalized contract costs and noncompete and consulting agreements obtained through acquisitions of businesses, are generally amortized by use of the straight-line method, or an accelerated method that represents the estimated economic benefit, over the estimated lives of the agreements, which are generally 5 to 15 years. Service contracts are determined using a discounted cash flow model. The assumptions and judgments used in these models involve estimates of cash flows and discount rates, among other factors. Because of the assumptions used to value these intangible assets, actual results over time could vary from original estimates. Impairment of service contracts and other assets is determined through specific identification. No impairment has been recognized by Cintas for the fiscal years ended May 31, 2025, 2024 and 2023.

Capitalized contract costs. The Company capitalizes commission expenses paid to our employee-partners when the commissions are deemed to be incremental for obtaining the route servicing customer contract. As permitted by Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers (ASC 606), the Company has elected to apply the guidance to a portfolio of contracts (or performance obligations) with similar characteristics because the Company reasonably expects that the effects on the consolidated financial statements of applying this guidance to the portfolio would not differ materially from applying this guidance to the individual contracts within the portfolio. The Company also continues to expense certain costs to obtain a contract if those costs do not meet the criteria of ASC 606 or the amortization period of the asset would have been one year or less. The capitalized commissions are amortized on a straight-line basis over the expected period of benefit. We review capitalized commission balances for impairment on an ongoing basis. Capitalized commissions are classified as current or noncurrent based on the timing of when we expect to recognize the expense.

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

Accrued liabilities.  Current accrued liabilities are recorded when it is probable that a liability has occurred, and the amount of the liability can be reasonably estimated. Current accrued liabilities consist of the following at May 31:

(In thousands)	2025	2024

Insurance reserve	$208,018	$176,758
Employee benefit related liabilities	209,351	188,367
Dividends	157,766	137,609
Estimated legal reserves	55,541	45,000
Accrued interest	14,583	15,050
Other	229,818	198,499
	$875,077	$761,283
Long-term accrued liabilities consist primarily of retirement obligations, which are described in more detail in Note 10 entitled Employee Benefit Plans, reserves associated with unrecognized tax benefits, which are described in more detail in Note 8 entitled Income Taxes and environmental obligations, which are further described below.

Insurance reserve. The insurance reserve represents the estimated ultimate cost of all asserted and unasserted claims (incurred but not reported), primarily related to workers' compensation, auto liability and other general liability exposure through the consolidated balance sheet dates. Our incurred but not reported reserve is estimated through actuarial procedures, with the assistance of third-party actuarial specialists, of the insurance industry and by using industry assumptions, adjusted for specific expectations based on our claims history. Cintas records an increase or decrease in selling and administrative expenses related to development of prior claims, higher claims activity and other industry factors in the period in which it becomes known. These changes in estimates may be material to the consolidated financial statements.
Pension plans. The Company assumed the G&K Services, Inc. (G&K) noncontributory, defined benefit pension plan (the Pension Plan) covering substantially all employees who were employed as of July 1, 2005, except certain employee-partners who are covered by union-administered plans. Benefits are based on the number of years of service and each employee-partner's compensation near retirement. G&K froze the Pension Plan effective December 31, 2006. Future growth in benefits will not occur after this date. The Company's funding policy provides for contributions of an amount between the minimum required and maximum amount that can be deducted for federal income tax purposes. The funded status is measured as the difference between the fair value of plan assets and the benefit obligation at May 31, the measurement date. The benefit obligation is the projected benefit obligation (PBO). The PBO represents the actuarial present value of benefits expected to be paid upon retirement based on estimated future compensation levels. The measurement of the PBO is based on the Company’s estimates and actuarial valuations. The fair value of plan assets represents the current market value of assets held by an irrevocable trust fund for the sole benefit of participants. These valuations reflect the terms of the Pension Plan and use participant-specific information such as compensation, age and years of service, as well as certain assumptions that require significant judgment, including estimates of discount rates, expected return on plan assets, rate of compensation increases, interest crediting rates and mortality rates. We recognize, as of a measurement date, any unrecognized actuarial net gains or losses that exceed ten percent of the larger of the projected benefit obligations or the plan assets, defined as the "corridor." Amounts outside the corridor are amortized over the plan participants' life expectancy. We determine the expected return on assets using the fair value of plan assets. See Note 10 entitled Employee Benefit Plans.

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

Derivatives and hedging activities.  Cintas formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. Derivatives are recorded at fair value on the consolidated balance sheet, and gains and losses are recorded as adjustments to income or other comprehensive income, as appropriate. For derivative financial instruments that are designated as a hedge, unrealized gains and losses related to the effective portion are either recognized in income immediately to offset the realized gain or loss on the hedged item, or are deferred and reported as a component of other comprehensive income (loss) in shareholders' equity and subsequently recognized in net income, including income tax effects, when the hedged item affects net income.

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

Fair value measurements. Financial Accounting Standards Board (FASB) ASC Topic 820, Fair Value Measurements (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk. It also establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs.

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
In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Cintas' assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers between levels for the fiscal years ended May 31, 2025 or 2024. The carrying value of accounts receivable and accounts payable, and other current assets and liabilities, approximate fair value because of the short-term maturity of those instruments.

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

Stock split. On May 2, 2024, the Company announced a four-for-one split of its common stock (the Stock Split), in the form of a stock dividend. Shareholders of record, as of September 4, 2024, received three additional common stock shares for each common stock share held, which were distributed after market close on September 11, 2024. The Company's common stock shares began trading on a post Stock Split basis after the market opening on September 12, 2024. All comparable period references made to common stock shares, equity awards, common stock per share amounts and treasury stock shares in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the effects of the Stock Split.

Reclassification of prior year presentation. Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the Company's reported results of operations.

New accounting pronouncements. In November 2023, the FASB issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures (ASU 2023-07). ASU 2023-07 requires additional disclosures pertaining to significant expenses that are regularly provided to the CODM and other items of an entity’s reportable operating segments. Early adoption is permitted. This standard was adopted by Cintas on May 31, 2025 and did not have a material impact on the Company's consolidated financial statements.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03), which requires, among other items, additional disaggregated disclosures in the notes to financial statements for certain categories of expenses that are included on the face of the statement of income. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 (fiscal 2028), and for interim periods within fiscal years beginning after December 15, 2027 (fiscal 2029), with early adoption permitted. The Company is currently evaluating the impact of ASU 2024-03 on the consolidated financial statements.

There are no other accounting pronouncements recently issued or newly effective that had, or are expected to have, a material impact on Cintas' consolidated financial statements.

Note 2.  Revenue Recognition
The following table presents Cintas' total revenue disaggregated by operating segment for the fiscal years ended May 31:

(In thousands)	2025		2024		2023

Uniform Rental and Facility Services	$7,976,073	77.1%	$7,465,199	77.8%	$6,897,130	78.2%
First Aid and Safety Services	1,218,090	11.8%	1,067,334	11.1%	951,496	10.8%
Fire Protection Services	817,463	7.9%	728,610	7.6%	627,747	7.1%
Uniform Direct Sales	328,555	3.2%	335,472	3.5%	339,396	3.9%
Total revenue	$10,340,181	100.0%	$9,596,615	100.0%	$8,815,769	100.0%

The Fire Protection Services and Uniform Direct Sales operating segments are included within All Other as disclosed in Note 14 entitled Operating Segment Information.

Costs to Obtain a Contract
The Company capitalizes commission expenses paid to our employee-partners when the commissions are deemed to be incremental for obtaining the route servicing customer contract. Capitalized commissions are classified as current or noncurrent based on the timing of when we expect to recognize the expense. The current portion is included in prepaid expenses and other current assets, and the noncurrent portion is included in other assets, net on the Company's consolidated balance sheets. As of May 31, 2025, the current and noncurrent assets related to capitalized commissions totaled $96.5 million and $275.3 million, respectively. As of May 31, 2024, the current and noncurrent assets related to capitalized commissions totaled $94.6 million and $262.5 million, respectively. We recorded amortization expense related to capitalized commissions of $106.3 million, $101.4 million and $94.8 million during the fiscal years ended May 31, 2025, 2024 and 2023, respectively. These expenses are classified in selling and administrative expenses on the consolidated statements of income.

Note 3.  Fair Value Disclosures
All financial instruments that are measured at fair value on a recurring basis (at least annually) have been classified within the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the consolidated balance sheet dates. These financial instruments measured at fair value on a recurring basis are summarized below as of May 31:

	2025				2024
(In thousands)	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$263,973	$—	$—	$263,973	$342,015	$—	$—	$342,015
Other assets, net:
Interest rate lock agreements	—	102,550	—	102,550	—	94,829	—	94,829
Total assets at fair value	$263,973	$102,550	$—	$366,523	$342,015	$94,829	$—	$436,844

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

Note 4.  Property and Equipment
Cintas' property and equipment is summarized as follows at May 31:

(In thousands)	2025	2024

Land	$195,406	$194,661
Buildings and improvements	769,119	744,617
Equipment	3,279,593	2,963,860
Leasehold improvements	48,463	46,490
Construction in progress	202,034	166,616
	4,494,615	4,116,244
Accumulated depreciation	(2,842,141)	(2,582,076)
Property and equipment, net	$1,652,474	$1,534,168

Cintas capitalizes certain expenditures for software that are purchased or internally developed for use in business. Included in equipment at May 31, 2025 and 2024, were $377.7 million and $335.5 million, respectively, of internal use software. Included in construction in progress at May 31, 2025 and 2024, were $50.5 million and $39.0 million, respectively, of certain expenditures for software that are purchased or internally developed for use in business. Amortization of internal use software begins when the software is ready for service and continues on the straight-line method over the estimated useful life, generally 10 years. Accumulated amortization related to internal use software was $258.1 million and $228.7 million at May 31, 2025 and 2024, respectively. We recorded amortization expense related to internal use software of $30.8 million, $26.6 million and $24.5 million for the fiscal years ended May 31, 2025, 2024 and 2023, respectively. These expenses are classified in selling and administrative expenses on the consolidated statements of income.

Note 5.  Goodwill, Service Contracts and Other Assets
Changes in the carrying amount of goodwill and service contracts by reportable operating segment and All Other, are presented in the following tables:

Goodwill (In thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Total

Balance at June 1, 2023	$2,636,607	$292,868	$126,726	$3,056,201
Goodwill acquired	137,888	962	18,389	157,239
Foreign currency translation	(930)	(83)	(3)	(1,016)
Balance at May 31, 2024	2,773,565	293,747	145,112	3,212,424
Goodwill acquired	141,959	4,566	42,986	189,511
Foreign currency translation	(1,533)	(168)	(7)	(1,708)
Balance at May 31, 2025	$2,913,991	$298,145	$188,091	$3,400,227

Service Contracts (In thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Total

Balance at June 1, 2023	$310,030	$21,157	$15,387	$346,574
Service contracts acquired	25,430	290	3,696	29,416
Service contracts amortization	(44,932)	(5,254)	(3,882)	(54,068)
Foreign currency translation	(30)	10	—	(20)
Balance at May 31, 2024	290,498	16,203	15,201	321,902
Service contracts acquired	31,721	3,255	10,773	45,749
Service contracts amortization	(48,267)	(5,291)	(4,131)	(57,689)
Foreign currency translation	(105)	(29)	—	(134)
Balance at May 31, 2025	$273,847	$14,138	$21,843	$309,828
Information regarding Cintas' service contracts, net and other assets, net is as follows as of May 31:

	2025			2024
(In thousands)	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net

Service contracts	$1,078,305	$768,477	$309,828	$1,033,762	$711,860	$321,902

Capitalized contract costs (1)	$896,632	$621,351	$275,281	$777,535	$515,041	$262,494
Noncompete and consulting agreements and other	262,610	75,249	187,361	233,334	70,877	162,457
Other assets	$1,159,242	$696,600	$462,642	$1,010,869	$585,918	$424,951
(1)     The current portion of capitalized contract costs, included in prepaid expenses and other current assets on the consolidated balance sheets as of May 31, 2025 and 2024, was $96.5 million and $94.6 million, respectively.

Amortization expense for service contracts and other assets was $167.8 million, $158.9 million and $150.0 million for the fiscal years ended May 31, 2025, 2024 and 2023, respectively. At May 31, 2025, the weighted average amortization period for service contracts, capitalized contract costs, noncompete and consulting agreements and other was 13 years, 7 years, 5 years and 10 years, respectively. As of May 31, 2025, the estimated future amortization expense for service contracts and other assets, excluding any future acquisitions and commissions to be earned, is as follows:

Fiscal Year (In thousands)
2026	$155,449
2027	131,863
2028	103,845
2029	88,016
2030	71,778
Thereafter	143,456
Total future amortization expense	$694,407

Note 6.  Debt, Derivatives and Hedging Activities
Cintas' outstanding debt is summarized as follows at May 31:

(In thousands)	Interest Rate	Fiscal Year Issued	Fiscal Year Maturity	2025	2024

Debt due within one year
Senior notes (1)	3.11%	2015	2025	$—	$50,294
Senior notes	3.45%	2022	2025	—	400,000
Debt issuance costs				—	(699)
Total debt due within one year				$—	$449,595

Debt due after one year
Senior notes	3.70%	2017	2027	$1,000,000	$1,000,000
Senior notes	4.20%	2025	2028	400,000	—
Senior notes	4.00%	2022	2032	800,000	800,000
Senior notes	6.15%	2007	2037	236,550	236,550
Debt issuance costs				(11,551)	(10,616)
Total debt due after one year				$2,424,999	$2,025,934
(1)    Cintas assumed these senior notes with the acquisition of G&K in the fourth quarter of fiscal 2017, and they were recorded at fair value. The interest rate shown above is the effective interest rate until repayment in fiscal 2025.
The average interest rate for all Cintas debt at May 31, 2025 was 4.1%, with maturity dates through fiscal year 2037. Cintas' senior notes, excluding G&K senior notes assumed with the acquisition of G&K in fiscal 2017, are recorded at cost, net of debt issuance costs. The fair value of the long-term debt is estimated using Level 2 inputs based on general market prices. The carrying value and fair value of Cintas' debt as of May 31, 2025 were $2,436.6 million and $2,404.7 million, respectively, and as of May 31, 2024 were $2,486.6 million and $2,392.8 million, respectively.

On April 15, 2025, in accordance with the terms of the senior notes, Cintas paid the $50.0 million aggregate principal amount outstanding of its 3.11%, private placement, 10-year senior notes that matured on that date with cash on hand. On May 1, 2025, in accordance with the terms of the senior notes, Cintas paid the $400.0 million aggregate principal outstanding of its 3.45%, 3-year senior notes that matured on that date with cash on hand. On May 2, 2025, Cintas issued $400.0 million aggregate principal amount of senior notes that bear an interest rate of 4.20% and mature on May 1, 2028.

During the fiscal year ended May 31, 2024, Cintas repurchased and subsequently retired, $13.5 million of its 6.15%, 30-year senior notes. In conjunction with these transactions, Cintas recognized a loss of $0.9 million, which is recorded in interest expense on the consolidated statement of income for the fiscal year ended May 31, 2024.

Letters of credit outstanding were $129.6 million and $118.0 million at May 31, 2025 and 2024, respectively. Maturities of debt during each of the next five fiscal years are $0.0 million, $1,000.0 million, $400.0 million, $0.0 million and $0.0 million, respectively.

Interest paid was $101.6 million, $100.8 million and $111.5 million for the fiscal years ended May 31, 2025, 2024 and 2023, respectively.

The credit agreement that supports our commercial paper program has capacity under the revolving credit facility of $2.0 billion. The credit agreement has an accordion feature that provides Cintas the ability to request increases to the borrowing commitments under the revolving credit facility of up to $500.0 million in the aggregate, subject to customary conditions. The maturity date of the revolving credit facility is March 23, 2027. As of both May 31, 2025 and 2024, there was no commercial paper outstanding and no borrowings on our revolving credit facility. The fair value of the commercial paper, if any, which approximates carrying value, is estimated using level 2 inputs based on general market prices and interest rates.

Cintas uses interest rate locks to manage its overall interest expense as interest rate locks effectively change the interest rate of specific debt issuances. The interest rate locks are entered into to protect against unfavorable movements in the benchmark treasury rate related to forecasted debt issuances. Cintas used interest rate locks, which represent cash flow hedges, to hedge against movements in the treasury rates at the time Cintas issued its senior notes in fiscal 2007, fiscal 2017 and fiscal 2022. The amortization of the interest rate locks resulted in a decrease to other comprehensive income of $6.1 million, $6.0 million and $6.1 million for the fiscal years ended May 31, 2025, 2024 and 2023, respectively.

During fiscal 2022 and fiscal 2020, Cintas entered into interest rate lock agreements for forecasted debt issuances. The aggregate notional value of outstanding cash flow hedges was $500.0 million at both May 31, 2025 and 2024. The fair values of the outstanding interest rate locks, for forecasted debt issuances, which are included in other assets, net, are summarized as follows at May 31:

Fiscal Year of Issuance (In thousands)	2025	2024

2022	$61,230	$56,717
2020	$41,320	$38,112
The interest rate locks are also recorded in other comprehensive income (loss), net of tax. The interest rate locks had no impact on net income or cash flows for the fiscal years ended May 31, 2025 or 2024.

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

Operating lease costs, including short-term lease expense and variable lease costs which were immaterial in each period, were $91.1 million, $83.2 million and $79.8 million for the fiscal years ended May 31, 2025, 2024 and 2023, respectively.

The following table provides supplemental information related to the Company's consolidated statements of cash flows for the fiscal years ended May 31:

(In thousands)	2025	2024

Cash paid for amounts included in the measurement of operating lease liabilities	$56,987	$51,790
Operating lease right-of-use assets obtained in exchange for new and renewed operating lease liabilities	$84,629	$54,595
Operating lease right-of-use assets acquired in business combinations	$3,077	$334

Other information related to the operating lease right-of-use assets, net and operating lease liabilities was as follows at May 31:

	2025	2024

Weighted-average remaining lease term - operating leases	5.66 years	5.15 years
Weighted-average discount rate - operating leases	4.08%	3.48%

The contractual future minimum lease payments of Cintas' operating lease liabilities by fiscal year are as follows as of May 31, 2025:

(In thousands)

2026	$58,688
2027	49,806
2028	43,559
2029	34,687
2030	24,673
Thereafter	48,152
Total payments	259,565
Less interest	(30,083)
Total present value of lease payments	$229,482

Note 8.  Income Taxes
Income before income taxes consists of the following components for the fiscal years ended May 31:

(In thousands)	2025	2024	2023

U.S. operations	$2,117,251	$1,860,859	$1,632,391
Foreign operations	146,951	112,776	60,757
	$2,264,202	$1,973,635	$1,693,148

Income tax expense consists of the following components for the fiscal years ended May 31:

(In thousands)	2025	2024	2023

Current:
Federal	$352,652	$327,616	$248,413
State and local	96,808	79,583	56,589
Foreign	10,580	25,344	13,205
	460,040	432,543	318,207
Deferred	(8,119)	(30,500)	26,931
	$451,921	$402,043	$345,138

Reconciliation of income tax expense using the statutory rate and actual income tax expense is as follows for the fiscal years ended May 31:

(In thousands)	2025	2024	2023

Income taxes at the U.S. federal statutory rate	$475,482	$414,463	$355,561
Permanent differences (1)	(75,966)	(67,310)	(59,502)
State and local income taxes, net of federal benefit	64,052	49,560	46,245
Other	(11,647)	5,330	2,834
	$451,921	$402,043	$345,138
(1)    Primarily consists of the excess tax benefits related to stock-based compensation.

The components of deferred income taxes included on the consolidated balance sheets are as follows at May 31:

(In thousands)	2025	2024

Deferred tax assets:
Allowance for credit losses	$17,352	$13,478
Inventory reserves	17,734	18,913
Insurance reserves	45,029	45,154
Stock-based compensation	66,260	71,146
Net operating loss and foreign related carry-forwards	1,630	2,169
Operating lease liabilities	58,219	48,964
Deferred compensation and other	132,210	114,786
	338,434	314,610
Valuation allowance	(1,556)	(2,129)
	336,878	312,481
Deferred tax liabilities:
Uniform and other rental items in service	274,781	251,394
Property and equipment	163,247	175,214
Intangibles and other amortizable assets	173,362	178,583
Treasury locks	37,014	37,202
Capitalized contract costs	95,069	91,551
Operating lease right-of-use assets	58,219	48,964
State taxes and other	6,926	5,085
	808,618	787,993
Net deferred tax liability	$471,740	$475,512

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

Income taxes paid were $454.9 million, $423.1 million and $291.9 million for the fiscal years ended May 31, 2025, 2024 and 2023, respectively.

As of May 31, 2025 and 2024, there was $47.8 million and $32.7 million, net of federal benefit, respectively, in total unrecognized tax benefits, which, if recognized, would favorably impact Cintas' effective tax rate. Cintas recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense in the consolidated statements of income, which is consistent with the recognition of these items in prior reporting periods. The total amount accrued for interest and penalties as of May 31, 2025 and 2024, was $5.1 million and $2.8 million, respectively. Cintas records this tax liability in long-term accrued liabilities on the consolidated balance sheets.

A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits (exclusive of interest and penalties) is as follows:

(In thousands)

Balance at June 1, 2023	$36,754
Additions for tax positions of the current year	10,895
Additions for tax positions of prior years	4,864
Settlements	(7,325)
Statute expirations	(3,442)
Balance at May 31, 2024	41,746
Additions for tax positions of the current year	14,001
Additions for tax positions of prior years	3,791
Statute expirations	(1,530)
Balance at May 31, 2025	$58,008

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

All U.S. federal income tax returns are closed to audit through fiscal 2021. Cintas is currently in various audits in certain foreign jurisdictions and certain domestic states. The years under foreign and domestic state audits cover fiscal years back to 2020. Based on the status and resolution of the various audits and other potential regulatory developments, it is expected that the balance of unrecognized tax benefits will not materially change for the fiscal year ending May 31, 2026.

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

Note 9.  Acquisitions
The purchase price paid for each acquisition has been allocated to the fair value of the assets acquired and liabilities assumed. Cintas acquired the following number of individually immaterial businesses by reportable operating segment and All Other during the fiscal years ended May 31:

	2025	2024

Uniform Rental and Facility Services	7	7
First Aid and Safety Services	4	1
All Other	17	8
The following summarizes the aggregate purchase price and fair value allocations for all businesses acquired during the fiscal years ended May 31:

(In thousands)	2025	2024

Fair value of tangible assets acquired	$25,649	$14,350
Fair value of service contracts acquired	45,749	29,416
Fair value of other intangibles acquired	9,309	5,278
Net goodwill recognized	189,511	157,239
Total fair value of assets acquired	270,218	206,283
Total fair value of liabilities assumed	(3,541)	—
Total fair value of net assets acquired, net of cash acquired	266,677	206,283
Deferred purchase price consideration	(33,778)	(19,446)
Total cash consideration for acquisitions, net of cash acquired	$232,899	$186,837
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

Note 10.  Employee Benefit Plans
Pension Plans
In conjunction with the acquisition of G&K in fiscal 2017, Cintas assumed the Pension Plan that covers substantially all legacy G&K employees who were employed as of July 1, 2005, except certain employees who were covered by union-administered plans. Benefits are based on the number of years of service and each employee’s compensation near retirement. We will make annual contributions to the Pension Plan consistent with federal funding requirements. The Pension Plan was frozen by G&K effective December 31, 2006. Future growth in benefits will not occur beyond this date. Applicable accounting standards require that the consolidated balance sheets reflect the funded status of the Pension Plan. The funded status of the Pension Plan is measured as the difference between the plan assets at fair value and the PBO. As of May 31, 2025 and 2024, the fair value of the plan assets was $52.5 million and $48.3 million, respectively. As of May 31, 2025 and 2024 the PBO was $63.7 million and $64.3 million, respectively. The net pension liability of $11.2 million and $16.0 million was included in long-term accrued liabilities on the consolidated balance sheets as of May 31, 2025 and 2024, respectively.

Pension Plan assets are held in trust for the benefit of the plan participants and are invested in a diversified portfolio of equity investments, fixed income investments and cash. Information on the Pension Plan assets, using the fair value hierarchy discussed in Note 1 entitled Significant Accounting Polices, is as follows as of May 31:

	2025				2024
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Cash equivalents	$1,573	$—	$—	$1,573	$1,813	$—	$—	$1,813
U.S. government securities	—	4,100	—	4,100	—	4,354	—	4,354
Corporate debt	—	17,435	—	17,435	—	17,288	—	17,288
Municipal obligations	—	169	—	169	—	143	—	143
Mutual funds:
U.S. securities	24,798	—	—	24,798	20,881	—	—	20,881
International securities	4,389	—	—	4,389	3,793	—	—	3,793
Total	$30,760	$21,704	$—	$52,464	$26,487	$21,785	$—	$48,272
Cintas’ Pension Plan assets are generally classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources, primarily matrix pricing, with reasonable levels of price transparency. Matrix pricing, primarily used for marketable debt securities, is based on quoted prices for securities with similar coupons, ratings and maturities, rather than on specific bids and offers for the specific security. The types of financial instruments based on quoted market prices in active markets generally include cash equivalents (money market securities) and mutual funds. Such instruments are generally classified within Level 1 of the fair value hierarchy. The Company does not adjust the quoted market price for such financial instruments.

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

Non-Contributory Retirement Plans
Cintas' Partners' Plan (the Plan) is a non-contributory profit sharing plan and Employee Stock Ownership Plan (ESOP) for the benefit of substantially all U.S. Cintas employee-partners who have completed one year of service. The Plan also includes a 401(k) savings feature covering substantially all U.S. employee-partners. The amounts of contributions to the Plan and ESOP, as well as the matching contribution to the 401(k), are made at the discretion of the Board of Directors (the Board). Total contributions, including Cintas' matching contributions, which approximate cost, were $129.8 million, $115.1 million and $99.1 million for the fiscal years ended May 31, 2025, 2024 and 2023, respectively. The expense associated with these contributions was recorded in selling and administrative expenses on the consolidated statements of income.

Cintas has a non-contributory deferred profit sharing plan (DPSP), which covers substantially all Canadian employee-partners. In addition, a registered retirement savings plan (RRSP) is offered to those employee-partners. The amounts of contributions to the DPSP, as well as the matching contribution to the RRSP, are made at the discretion of the Board. Total contributions, which approximate cost, were $4.7 million, $4.2 million and $3.7 million for the fiscal years ended May 31, 2025, 2024 and 2023, respectively. The expense associated with these contributions was recorded in selling and administrative expenses on the consolidated statements of income.

Cintas has a supplemental executive retirement plan (SERP) subject to Section 409A of the Internal Revenue Code for the benefit of certain highly compensated Cintas employee-partners. The SERP allows participants to defer the receipt of compensation which would otherwise become payable to them. Matching contributions are made at the discretion of the Board. Total matching contributions, which approximates cost, were $12.9 million, $13.1 million and $12.3 million for the fiscal years ended May 31, 2025, 2024 and 2023, respectively. The expense associated with these contributions was recorded in selling and administrative expenses on the consolidated statements of income.

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

Basic Earnings per Share (In thousands except per share data)	2025	2024	2023

Net income	$1,812,281	$1,571,592	$1,348,010
Less: net income allocated to participating securities	6,351	5,928	5,463
Net income available to common shareholders	$1,805,930	$1,565,664	$1,342,547
Basic weighted average common shares outstanding	403,530	406,612	406,580

Basic earnings per share	$4.48	$3.85	$3.30

Diluted Earnings per Share (In thousands except per share data)	2025	2024	2023

Net income	$1,812,281	$1,571,592	$1,348,010
Less: net income allocated to participating securities	6,351	5,928	5,463
Net income available to common shareholders	$1,805,930	$1,565,664	$1,342,547
Basic weighted average common shares outstanding	403,530	406,612	406,580
Effect of dilutive securities – employee stock options	6,756	6,856	6,928
Diluted weighted average common shares outstanding	410,286	413,468	413,508

Diluted earnings per share	$4.40	$3.79	$3.25

For the fiscal years ended May 31, 2025, 2024 and 2023, options granted to purchase 1.0 million, 1.6 million and 4.0 million shares of Cintas common stock, respectively, were excluded from the computation of diluted earnings per share. The exercise prices of these options were greater than the average market price of the common shares (anti-dilutive).

Cintas announced on July 27, 2021, that the Board authorized $1.5 billion share buyback program, which was completed during the fourth quarter of fiscal 2024. On July 26, 2022 and July 23, 2024, Cintas announced that the Board authorized new share buyback programs, each for $1.0 billion. Neither of the outstanding share buyback programs have an expiration date.

The following table summarizes the buyback activity by program and fiscal years ended May 31:

	2025			2024			2023
Buyback Program (In thousands except per share data)	Shares	Average Price per Share	Purchase Price	Shares	Average Price per Share	Purchase Price	Shares	Average Price per Share	Purchase Price

July 27, 2021	—	$—	$—	3,425	$133.80	$458,284	2,201	$99.17	$218,288
July 26, 2022	3,794	179.07	679,329	339	168.44	57,104	—	—	—
July 23, 2024	—	—	—	—	—	—	—	—	—
	3,794	$179.07	$679,329	3,764	$136.92	$515,388	2,201	$99.17	$218,288

Shares acquired for taxes due (1)	1,297	$196.87	$255,471	1,325	$139.34	$184,645	1,719	$105.05	$180,577

Total repurchase of Cintas common stock			$934,800			$700,033			$398,865
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

In addition to the share buyback activity presented above, Cintas acquired shares of Cintas common stock, via non-cash transactions, in connection with net-share settlements of option exercises. The following table summarizes Cintas' non-cash share buyback activity for the fiscal years ended May 31:

	2025			2024			2023
Buyback Program (In thousands except per share data)	Shares	Average Price per Share	Non-Cash Value	Shares	Average Price per Share	Non-Cash Value	Shares	Average Price per Share	Non-Cash Value

Non-cash transaction activity	808	$196.93	$158,953	1,133	$137.18	$155,403	1,440	$106.21	$152,983

There were no share buybacks in the period subsequent to May 31, 2025, through July 28, 2025. From the inception of the July 26, 2022 share buyback program through July 28, 2025, Cintas has purchased 4.1 million shares of Cintas common stock in the aggregate, at an average price of $178.20 per share, for a total purchase price of $736.4 million. Cintas has made no purchases under the July 23, 2024 share buyback program.

Note 12.  Stock-Based Compensation
On July 23, 2024, the Board approved and adopted the Cintas Corporation 2016 Amended and Restated Equity and Incentive Compensation Plan (the Amended 2016 Plan) to replace the existing 2016 Equity Compensation Plan (the 2016 Plan). The Amended 2016 Plan was approved by Cintas shareholders at its Annual Meeting on October 29, 2024, at which time the Amended 2016 Plan became effective. Under the Amended 2016 Plan, Cintas may grant officers and key employee-partners equity compensation in the form of stock options, stock appreciation rights, restricted and unrestricted stock awards, performance awards and other stock unit awards representing up to an aggregate of 50,000,000 shares of Cintas' common stock, inclusive of shares represented by grants previously made under the 2016 Plan. At May 31, 2025, 19,246,017 shares of common stock were reserved for future issuance under the Amended 2016 Plan. Total compensation cost for stock-based awards was $128.3 million, $117.0 million and $103.6 million for the fiscal years ended May 31, 2025, 2024 and 2023, respectively. Cintas accounts for forfeitures of stock-based awards as they occur. The total income tax benefit recognized in the consolidated statements of income for share-based compensation arrangements was $32.7 million, $29.8 million and $26.4 million for the fiscal years ended May 31, 2025, 2024 and 2023, respectively.

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

The fair value of options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions for the fiscal years ended May 31:

	2025	2024	2023

Risk-free interest rate	4.3%	3.9%	2.8%
Dividend yield	1.1%	1.1%	1.1%
Expected volatility of Cintas' common stock	26.5%	26.9%	26.0%
Expected life of the option in years	5.5	5.5	5.5
The risk-free interest rate is based on U.S. government issues with a remaining term equal to the expected life of the stock options. The determination of expected volatility is based on historical volatility of Cintas' common stock over the period commensurate with the expected term of stock options, as well as other relevant factors. The weighted average expected term was determined based on the historical employee exercise behavior of the options. The weighted-average fair value of stock options granted during fiscal 2025, 2024 and 2023 was $65.40, $53.66 and $34.16, respectively.

The information presented in the following table relates primarily to stock options granted and outstanding under either the 2016 Plan or under previously adopted plans:

	Shares	Weighted Average Exercise Price

Outstanding, June 1, 2022 (6,303,996 shares exercisable)	20,349,608	$57.66
Granted	2,316,584	116.23
Canceled	(6,840)	16.45
Forfeited	(650,392)	84.87
Exercised	(4,297,952)	36.30
Outstanding, May 31, 2023 (6,185,384 shares exercisable)	17,711,008	69.50
Granted	1,633,988	165.58
Canceled	—	—
Forfeited	(442,372)	102.84
Exercised	(3,653,592)	42.91
Outstanding, May 31, 2024 (5,543,968 shares exercisable)	15,249,032	85.73
Granted	1,050,217	222.76
Canceled	—	—
Forfeited	(622,472)	142.77
Exercised	(2,998,290)	53.30
Outstanding, May 31, 2025 (4,870,890 shares exercisable)	12,678,487	$103.72

The intrinsic value of stock options exercised was $435.4 million, $359.8 million and $302.9 million for the fiscal years ended May 31, 2025, 2024 and 2023, respectively. The total cash received from employees as a result of employee stock option exercises for the fiscal years ended May 31, 2025, 2024 and 2023 was $0.9 million, $1.4 million and $3.0 million, respectively.

The fair value of stock options vested was $35.9 million, $34.3 million and $37.9 million for the fiscal years ended May 31, 2025, 2024 and 2023, respectively.

The following table summarizes the information related to stock options outstanding at May 31, 2025:

		Outstanding Options		Exercisable Options
Range of Exercise Prices	Number Outstanding	Average Remaining Option Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$21.22 - $65.20	3,590,241	2.98	$48.20	3,590,241	$48.20
$65.21 - $97.22	3,315,369	5.81	88.27	1,180,993	82.84
$97.23 - $122.54	3,469,620	7.66	111.53	78,700	104.09
$122.55 - $226.50	2,303,257	9.47	200.75	20,956	129.13
$21.22 - $226.50	12,678,487	6.18	$103.72	4,870,890	$57.85

At May 31, 2025, the aggregate intrinsic value of stock options outstanding and exercisable was $1,556.6 million and $821.5 million, respectively. The weighted-average remaining contractual term of stock options exercisable is 3.7 years.

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

The information presented in the following table relates to restricted stock awards granted and outstanding under either the Amended 2016 Plan or under previously adopted plans:

	Shares	Weighted Average Grant Price

Outstanding, unvested grants at June 1, 2022	3,346,436	$82.99
Granted	751,000	117.53
Forfeited	(204,800)	96.15
Vested	(1,146,116)	66.91
Outstanding, unvested grants at May 31, 2023	2,746,520	98.01
Granted	692,776	168.39
Forfeited	(179,352)	108.20
Vested	(647,840)	75.46
Outstanding, unvested grants at May 31, 2024	2,612,104	122.58
Granted	428,098	224.94
Forfeited	(163,748)	158.26
Vested	(839,453)	100.95
Outstanding, unvested grants at May 31, 2025	2,037,001	$155.77

The remaining unrecognized compensation cost related to unvested stock options and restricted stock at May 31, 2025 was $315.6 million. The weighted-average period of time over which this cost will be recognized is 2.2 years.

Note 13.  Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss), net of tax:

(In thousands)	Foreign Currency	Unrealized Income on Interest Rate Locks	Other	Total

Balance at June 1, 2023	$(17,001)	$96,714	$(1,935)	$77,778
Other comprehensive (loss) income before reclassifications	(1,291)	18,163	2,535	19,407
Amounts reclassified from accumulated other comprehensive income (loss)	—	(5,984)	—	(5,984)
Net current period other comprehensive (loss) income	(1,291)	12,179	2,535	13,423
Balance at May 31, 2024	(18,292)	108,893	600	91,201
Other comprehensive (loss) income before reclassifications	(7,441)	5,752	969	(720)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(6,092)	—	(6,092)
Net current period other comprehensive (loss) income	(7,441)	(340)	969	(6,812)
Balance at May 31, 2025	$(25,733)	$108,553	$1,569	$84,389

The following table summarizes the reclassifications out of accumulated other comprehensive income (loss) during the fiscal years ended May 31:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line in the Consolidated Statements of Income

(In thousands)	2025	2024

Amortization of interest rate locks	$8,144	$7,998	Interest expense
Tax expense	(2,052)	(2,014)	Income taxes
Amortization of interest rate locks, net of tax	$6,092	$5,984

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

Our CODM is the chief executive officer. The CODM is responsible for setting the Company's strategic direction, managing overall operations, and is the main point of communications between the Board and key operational personnel within the organization. The CODM evaluates each operating segment's performance primarily based on revenue and operating income, using this information to guide strategic decisions and allocate resources across the Company. The accounting policies of the operating segments are the same as those described in Note 1 entitled Significant Accounting Policies. Information related to the operations of Cintas' reportable operating segments and All Other is set forth below:

(In thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Corporate (1)	Total
May 31, 2025
Revenue	$7,976,073	$1,218,090	$1,146,018	$—	$10,340,181
Cost of sales	4,040,888	521,480	603,649	—	5,166,017
Gross margin	3,935,185	696,610	542,369	—	5,174,164
Selling and administrative expenses	2,061,795	401,882	350,761	—	2,814,438
Operating income	$1,873,390	$294,728	$191,608	$—	$2,359,726
Depreciation and amortization	$385,360	$86,286	$22,537	$—	$494,183
Capital expenditures	$301,624	$55,447	$51,813	$—	$408,884
Total assets	$7,993,720	$810,188	$757,360	$263,973	$9,825,241

May 31, 2024
Revenue	$7,465,199	$1,067,334	$1,064,082	$—	$9,596,615
Cost of sales	3,865,071	474,678	570,450	—	4,910,199
Gross margin	3,600,128	592,656	493,632	—	4,686,416
Selling and administrative expenses	1,940,627	353,503	323,653	—	2,617,783
Operating income	$1,659,501	$239,153	$169,979	$—	$2,068,633
Depreciation and amortization	$340,426	$81,342	$20,616	$—	$442,384
Capital expenditures	$261,225	$100,025	$48,219	$—	$409,469
Total assets	$7,503,043	$730,003	$593,756	$342,015	$9,168,817

May 31, 2023
Revenue	$6,897,130	$951,496	$967,143	$—	$8,815,769
Cost of sales	3,632,175	469,408	540,818	—	4,642,401
Gross margin	3,264,955	482,088	426,325	—	4,173,368
Selling and administrative expenses	1,786,198	301,398	283,108	—	2,370,704
Operating income	$1,478,757	$180,690	$143,217	$—	$1,802,664
Depreciation and amortization	$326,185	$62,059	$20,918	$—	$409,162
Capital expenditures	$227,436	$76,549	$27,124	$—	$331,109
Total assets	$7,176,257	$703,226	$542,724	$124,149	$8,546,356
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

The Company is a defendant in a purported class action lawsuit, City of Laurel, Mississippi v. Cintas Corporation No. 2, filed on March 12, 2021. This is a contract dispute whereby plaintiffs allege that Cintas breached its contracts with participating public agencies and seek, among other things, contract-based damages. In March 2024, an agreement in principle was reached with the plaintiff which would require a monetary payment related to the contract dispute of $45.0 million, which was accrued for and included in accrued liabilities on the consolidated balance sheet at May 31, 2025 and May 31, 2024. The amount reserved for this matter did not have a material impact on the fiscal 2024 consolidated statement of income. The Company will also make certain future investments such as people and technology. These future investments are not expected to be material to the Company. The Company received final court approval from the U.S. District Court for the District of Nevada on April 29, 2025 and paid the settlement in July, 2025.

Item 9.  Changes in and Disagreements with
Accountants on Accounting and Financial Disclosure
None.

Item 9A.  Controls and Procedures
Disclosure Controls and Procedures
With the participation of Cintas' management, including Cintas' President and Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, Cintas has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act) as of May 31, 2025. Based on such evaluation, Cintas' management, including Cintas' President and Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, have concluded that Cintas' disclosure controls and procedures were effective as of May 31, 2025, in ensuring (i) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is accumulated and communicated to Cintas' management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting
Management's Report on Internal Control over Financial Reporting and the Report of Ernst & Young LLP, Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this Annual Report on Form 10-K and are incorporated by reference herein.
There were no changes in Cintas' internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended May 31, 2025, that have materially affected, or are reasonably likely to materially affect, Cintas' internal control over financial reporting.

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

Part III

Item 10.  Directors, Executive Officers and Corporate Governance
The information required under this item is incorporated herein by reference to the material contained in Cintas' definitive proxy statement for the 2025 annual meeting of shareholders to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the close of the fiscal year (the Proxy Statement).

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

The following table provides information about Cintas' common stock that may be issued under Cintas' equity compensation plans as of May 31, 2025.

Equity Compensation Plan Information Plan category	Number of shares to be issued upon exercise of outstanding options (1)	Weighted average exercise price of outstanding options (1)	Number of shares remaining available for future issuance under equity compensation plans

Equity compensation plans approved by shareholders	12,678,487	$103.72	19,246,017
Equity compensation plans not approved by shareholders	—	—	—
Total	12,678,487	$103.72	19,246,017

(1)    Excludes 2,037,001 unvested restricted stock units.

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

For each of the three years in the period ended May 31, 2025.

Schedule II: Valuation and Qualifying Accounts and Reserves.

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto.

(a) (3)		Exhibits.

All documents referenced below were filed pursuant to the Exchange Act by Cintas Corporation, file number 000-11399, unless otherwise noted.

Exhibit Number		Description of Exhibit
3.1		Restated Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to Cintas' Quarterly Report on Form 10-Q for the quarter ended August 31, 2024).

3.2		Amended and Restated By-laws (Incorporated by reference to Exhibit 3.1 to Cintas' Current Report on Form 8-K filed on April 11, 2024).

4.1
Indenture dated as of May 28, 2002, among Cintas Corporation No. 2, as issuer, Cintas Corporation, as parent guarantor, the subsidiary guarantors thereto and Wachovia Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to Cintas' Annual Report on Form 10-K for the year ended May 31, 2002).

4.2		Form of 6.15% Senior Note due 2036 (Incorporated by reference to Exhibit 4.3 to Cintas' Current Report on Form 8-K filed on August 21, 2006).

4.3		Form of 3.700% Senior Notes due 2027 (Incorporated by reference to Exhibit 4.2 to Cintas' Current Report on Form 8-K filed on March 14, 2017).

4.4		Form of 3.450% Senior Notes due 2025 (Incorporated by reference to Exhibit 4.1 to Cintas' Current Report on Form 8-K Filed May 3, 2022).

4.5		Form of 4.000% Senior Notes due 2032 (Incorporated by reference to Exhibit 4.2 to Cintas' Current Report on Form 8-K Filed May 3, 2022).

4.6		Description of Securities (Incorporated by reference to Exhibit 4.8 to Cintas' Annual Report on Form 10-K for the year ended May 31, 2019).

4.7		Form of 4.200% Senior Notes due 2028 (Incorporated by reference to Exhibit 4.1 to Cintas' Current Report on Form 8-K filed May 2, 2025).

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
Cintas Corporation 2016 Amended and Restated Equity and Incentive Compensation Plan, as amended and restated, effective as of October 29, 2024 (Incorporated by reference to Exhibit 10.1 to Cintas' Current Report on Form 8-K filed November 1, 2024).

14		Code of Ethics (Incorporated by reference to Exhibit 14 to Cintas' Annual Report on Form 10-K for the year ended May 31, 2004).

19		Cintas Corporation Insider Trading Policy (Incorporated by reference to Exhibit 97 to Cintas' Annual Report on Form 10-K for the year ended May 31, 2024).

21	**	Subsidiaries of the Registrant.

22	**	Subsidiary Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize Securities of the Registrant.

23	**	Consent of Independent Registered Public Accounting Firm.

31.1	**	Certification of Principal Executive Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	**	Certification of Principal Financial Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	#	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. § 1350.

32.2	#	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. § 1350.

97		Cintas Corporation Compensation Recoupment Policy (Incorporated by reference to Exhibit 97 to Cintas' Annual Report on Form 10-K for the year ended May 31, 2024)

101
The following financial statements from Cintas' Annual Report on Form 10-K for the fiscal year ended May 31, 2025, formatted in Inline XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from Cintas' Annual Report on Form 10-K for the fiscal year ended May 31, 2025, formatted in Inline XBRL (included as Exhibit 101).

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

DATE SIGNED: July 28, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Capacity	Date

/s/	Todd M. Schneider Todd M. Schneider	President, Chief Executive Officer and Director (Principal Executive Officer)	July 28, 2025

/s/	Scott D. Farmer Scott D. Farmer	Executive Chairman of the Board of Directors	July 28, 2025

/s/	Ronald W. Tysoe Ronald W. Tysoe	Director	July 28, 2025

/s/	Karen L. Carnahan Karen L. Carnahan	Director	July 28, 2025

/s/	Martin Mucci Martin Mucci	Director	July 28, 2025

/s/	Scott A. Garula Scott A. Garula	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	July 28, 2025

Cintas Corporation
Schedule II — Valuation and Qualifying Accounts and Reserves

(In thousands)	Balance at Beginning of Year	Additions (1)	Deductions (2)	Balance at End of Year

Allowance for Credit Losses
May 31, 2023	$12,918	$40,817	$38,809	$14,926
May 31, 2024	$14,926	$53,240	$50,252	$17,914
May 31, 2025	$17,914	$69,338	$60,895	$26,357

(1)Represents amounts charged to expense to increase reserve for estimated future credit losses.

(2)Represents reductions in the consolidated balance sheet reserve due to the actual write-off of non-collectible accounts receivable. These amounts do not impact Cintas' consolidated statements of income.