Form 10-Q
period 2025-08-31
CINTAS CORP
filed 2025-10-08
CIK 723254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	August 31, 2025
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding September 30, 2025
Common Stock, no par value	401,866,678

CINTAS CORPORATION

Part I. Financial Information
ITEM 1.
FINANCIAL STATEMENTS
CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
(In thousands except per share data)	August 31, 2025	August 31, 2024
Revenue:
Uniform rental and facility services	$2,091,066	$1,933,839
Other	627,056	567,748
Total revenue	2,718,122	2,501,587

Costs and expenses:
Cost of uniform rental and facility services	1,052,553	981,163
Cost of other	299,008	268,293
Selling and administrative expenses	748,702	691,100

Operating income	617,859	561,031

Interest income	(2,209)	(1,250)
Interest expense	24,161	25,619

Income before income taxes	595,907	536,662
Income taxes	104,767	84,629
Net income	$491,140	$452,033

Basic earnings per share	$1.21	$1.12

Diluted earnings per share	$1.20	$1.10

Dividends declared per share	$0.45	$0.39

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
(In thousands)	August 31, 2025	August 31, 2024

Net income	$491,140	$452,033

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(325)	3,656
Change in fair value of interest rate lock agreements, net of tax benefit of $(908) and $(3,408), respectively	(2,652)	(9,956)
Amortization of interest rate lock agreements, net of tax benefit of $(513) and $(513), respectively	(1,523)	(1,523)
Other comprehensive loss, net of tax benefit of $(1,421) and $(3,921), respectively	(4,500)	(7,823)
Comprehensive income	$486,640	$444,210

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)	August 31, 2025	May 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$138,143	$263,973
Accounts receivable, net	1,421,047	1,417,381
Inventories, net	449,739	447,408
Uniforms and other rental items in service	1,172,321	1,137,361
Prepaid expenses and other current assets	194,676	170,046
Total current assets	3,375,926	3,436,169

Property and equipment, net	1,677,021	1,652,474

Investments	369,503	339,518
Goodwill	3,410,729	3,400,227
Service contracts, net	298,025	309,828
Operating lease right-of-use assets, net	244,067	224,383
Other assets, net	462,419	462,642
	$9,837,690	$9,825,241

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$462,315	$485,109
Accrued compensation and related liabilities	135,185	229,538
Accrued liabilities	779,672	875,077
Income taxes, current	78,956	4,034
Operating lease liabilities, current	51,691	50,744
Total current liabilities	1,507,819	1,644,502

Long-term liabilities:
Debt due after one year	2,425,757	2,424,999
Deferred income taxes	484,443	471,740
Operating lease liabilities	197,818	178,738
Accrued liabilities	466,153	420,781
Total long-term liabilities	3,574,171	3,496,258

Shareholders’ equity:
Preferred stock, no par value:	—	—
100 shares authorized, none outstanding
Common stock, no par value, and paid-in capital:	2,694,077	2,593,479
1,700,000 shares authorized
FY 2026: 778,465 shares issued and 402,950 shares outstanding
FY 2025: 776,936 shares issued and 402,948 shares outstanding
Retained earnings	12,107,250	11,798,451
Treasury stock:	(10,125,516)	(9,791,838)
FY 2026: 375,515 shares
FY 2025: 373,988 shares
Accumulated other comprehensive income	79,889	84,389
Total shareholders’ equity	4,755,700	4,684,481
	$9,837,690	$9,825,241
See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock and Paid-In Capital		Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total Shareholders' Equity
(In thousands)	Shares	Amount			Shares	Amount

Balance at June 1, 2025	776,936	$2,593,479	$11,798,451	$84,389	(373,988)	$(9,791,838)	$4,684,481
Net income	—	—	491,140	—	—	—	491,140
Comprehensive loss, net of tax	—	—	—	(4,500)	—	—	(4,500)
Dividends	—	—	(182,341)	—	—	—	(182,341)
Stock-based compensation	—	30,348	—	—	—	—	30,348
Vesting of stock-based compensation awards	511	—	—	—	—	—	—
Stock options exercised	1,018	70,250	—	—	(304)	(67,581)	2,669
Repurchase of common stock	—	—	—	—	(1,223)	(266,097)	(266,097)
Balance at August 31, 2025	778,465	$2,694,077	$12,107,250	$79,889	(375,515)	$(10,125,516)	$4,755,700

	Common Stock and Paid-In Capital		Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total Shareholders' Equity
(In thousands)	Shares	Amount			Shares	Amount

Balance at June 1, 2024	773,097	$2,305,301	$10,617,955	$91,201	(368,089)	$(8,698,085)	$4,316,372
Net income	—	—	452,033	—	—	—	452,033
Comprehensive loss, net of tax	—	—	—	(7,823)	—	—	(7,823)
Dividends	—	—	(157,955)	—	—	—	(157,955)
Stock-based compensation	—	33,367	—	—	—	—	33,367
Vesting of stock-based compensation awards	792	—	—	—	—	—	—
Stock options exercised	1,342	77,055	—	—	(407)	(76,824)	231
Repurchase of common stock	—	—	—	—	(3,476)	(614,802)	(614,802)
Balance at August 31, 2024	775,231	$2,415,723	$10,912,033	$83,378	(371,972)	$(9,389,711)	$4,021,423

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
(In thousands)	August 31, 2025	August 31, 2024
Cash flows from operating activities:
Net income	$491,140	$452,033
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	77,589	73,838
Amortization of intangible assets and capitalized contract costs	48,348	46,554
Stock-based compensation	30,348	33,367
Deferred income taxes	13,496	1,887
Change in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(3,635)	(49,129)
Inventories, net	(2,398)	11,318
Uniforms and other rental items in service	(34,760)	(20,144)
Prepaid expenses and other current assets and capitalized contract costs	(62,382)	(80,282)
Accounts payable	(22,501)	56,698
Accrued compensation and related liabilities	(94,275)	(86,965)
Accrued liabilities and other	(101,114)	(44,268)
Income taxes, current	74,625	65,450
Net cash provided by operating activities	414,481	460,357

Cash flows from investing activities:
Capital expenditures	(101,957)	(92,921)
Purchases of investments	(6,538)	(7,124)
Acquisitions of businesses, net of cash acquired	(7,602)	(9,436)
Other, net	(130)	1
Net cash used in investing activities	(116,227)	(109,480)

Cash flows from financing activities:
Issuance of commercial paper, net	—	166,000
Proceeds from exercise of stock-based compensation awards	2,669	231
Dividends paid	(157,766)	(138,237)
Repurchase of common stock	(266,097)	(614,802)
Other, net	(2,807)	(4,461)
Net cash used in financing activities	(424,001)	(591,269)

Effect of exchange rate changes on cash and cash equivalents	(83)	(250)

Net decrease in cash and cash equivalents	(125,830)	(240,642)
Cash and cash equivalents at beginning of period	263,973	342,015
Cash and cash equivalents at end of period	$138,143	$101,373
See accompanying notes.

CINTAS CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
Note 1 - Basis of Presentation
The consolidated condensed financial statements of Cintas Corporation (Cintas, the Company, we, us or our) included herein have been prepared by Cintas, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with United States generally accepted accounting principles (U.S. GAAP) have been condensed or omitted pursuant to such rules and regulations. While we believe that the disclosures are adequately presented, we suggest that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2025 (Annual Report) filed with the SEC on July 28, 2025. See Note 1 entitled Significant Accounting Policies of "Notes to Consolidated Financial Statements" of that Annual Report for a summary of our significant accounting policies. There have been no material changes in the accounting policies followed by Cintas during the current fiscal year.
Interim results are subject to variations and are not necessarily indicative of the results of operations for a full fiscal year. In the opinion of management, adjustments (which include only normal recurring adjustments) necessary for a fair statement of the consolidated results of the interim periods shown have been made.

Inventories are valued at the lower of cost (first-in, first-out) or net realizable value. Inventories, net are comprised of the following at:

(In thousands)	August 31, 2025	May 31, 2025

Raw materials	$20,007	$21,763
Work in process	39,317	42,615
Finished goods	390,415	383,030
Inventories, net	$449,739	$447,408
Inventories are recorded net of reserves for obsolete inventory (excess and slow-moving) of $60.2 million and $59.9 million at August 31, 2025 and May 31, 2025, respectively. The inventory obsolescence reserve is determined by specific identification, as well as an estimate based on Cintas' historical rates of obsolescence. Once a specific inventory item is written down to the lower of cost or net realizable value, a new cost basis has been established, and that inventory item cannot subsequently be marked up.

Reclassification of Prior Year Presentation
Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the Company's reported results of operations.

New Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures (ASU 2023-09), which expands disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. ASU 2023-09 will be effective for annual periods beginning after December 15, 2024 (fiscal 2026). The Company is currently evaluating the impact of ASU 2023-09 on the consolidated condensed financial statements.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06) which amends the guidance in ASC 350-40, Intangibles—Goodwill and Other—Internal-Use Software. The amendments modernize the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introducing a more judgment-based approach. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027 (fiscal 2029), and for interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of ASU 2025-06 on the consolidated condensed financial statements.
There are no other accounting pronouncements recently issued or newly effective that had, or are expected to have, a material impact on Cintas' consolidated condensed financial statements.
Note 2 - Revenue Recognition
The following table presents Cintas' total revenue disaggregated by operating segment for the three months ended August 31:

(In thousands)	2025		2024

Uniform Rental and Facility Services	$2,091,066	76.9%	$1,933,839	77.3%
First Aid and Safety Services	334,657	12.3%	292,567	11.7%
Fire Protection Services	221,900	8.2%	197,497	7.9%
Uniform Direct Sales	70,499	2.6%	77,684	3.1%
Total revenue	$2,718,122	100.0%	$2,501,587	100.0%
The Fire Protection Services and Uniform Direct Sales operating segments are included within All Other as disclosed in Note 10 entitled Segment Information.
Revenue Recognition Policy
Approximately 95% of the Company's revenue is derived from fees for route servicing of Uniform Rental and Facility Services, First Aid and Safety Services and Fire Protection Services customers, performed by a Cintas employee-partner, at the customer's location of business. Revenue from our route servicing customer contracts represents a single-performance obligation. The Company recognizes revenue over time as services are performed, based on the nature of services provided and contractual rates (output method) or at a point in time when the performance obligation under the terms of the contract with a customer is satisfied, at the customer's location of business. The Company's performance period generally corresponds with the monthly invoice period. The Company's remaining revenue, primarily within the Uniform Direct Sales operating segment, and representing approximately 5% of the Company's total revenue, is recognized when the obligations under the terms of a contract with a customer are satisfied. This generally occurs when the goods are transferred to the customer.
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
Costs to Obtain a Contract
The Company capitalizes commission expenses paid to our employee-partners when the commissions are deemed to be incremental for obtaining the route servicing customer contract. Capitalized commissions are classified as current or noncurrent based on the timing of when we expect to recognize the expense. The current portion is included in prepaid expenses and other current assets, and the noncurrent portion is included in other assets, net on the Company's consolidated condensed balance sheets. As of August 31, 2025, the current and noncurrent assets related to capitalized commissions totaled $96.5 million and $283.1 million, respectively. As of May 31, 2025, the current and noncurrent assets related to capitalized commissions totaled $96.5 million and $275.3 million, respectively. The Company recorded amortization expense related to capitalized commissions of $26.2 million and $25.9 million during the three months ended August 31, 2025 and 2024, respectively. These expenses are classified in selling and administrative expenses on the consolidated condensed statements of income.

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

Operating lease costs, including short-term lease expense and variable lease costs which were immaterial in both periods, were $24.1 million and $21.8 million for the three months ended August 31, 2025 and 2024, respectively.

The following table provides supplemental information related to the Company's consolidated condensed statements of cash flows for the three months ended August 31:

(In thousands)	2025	2024

Cash paid for amounts included in the measurement of operating lease liabilities	$15,792	$13,328
Operating lease right-of-use assets obtained in exchange for new and renewed operating lease liabilities	$33,685	$13,973

Other information related to the operating lease right-of-use assets, net and operating lease liabilities was as follows:

	August 31, 2025	May 31, 2025

Weighted-average remaining lease term	5.83 years	5.66 years
Weighted-average discount rate	4.21%	4.08%
The contractual future minimum lease payments of Cintas' operating lease liabilities by fiscal year are as follows as of August 31, 2025:

(In thousands)

2026 (remaining nine months)	$45,520
2027	54,996
2028	48,961
2029	40,294
2030	30,301
Thereafter	62,935
Total payments	283,007
Less interest	(33,498)
Total present value of lease payments	$249,509

Note 4 - Fair Value Measurements
All financial instruments that are measured at fair value on a recurring basis have been classified within the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the consolidated condensed balance sheet dates. These financial instruments measured at fair value on a recurring basis are summarized below:

	As of August 31, 2025				As of May 31, 2025
(In thousands)	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$138,143	$—	$—	$138,143	$263,973	$—	$—	$263,973
Other assets, net:
Interest rate lock agreements	—	98,990	—	98,990	—	102,550	—	102,550
Total assets at fair value	$138,143	$98,990	$—	$237,133	$263,973	$102,550	$—	$366,523
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

Note 5 - Earnings Per Share
Cintas uses the two-class method to calculate basic and diluted earnings per share as a result of outstanding participating securities in the form of restricted stock awards. The following tables set forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Cintas’ common shares for the three months ended August 31:

Basic Earnings per Share (In thousands except per share data)	2025	2024

Net income	$491,140	$452,033
Less: net income allocated to participating securities	1,651	1,654
Net income available to common shareholders	$489,489	$450,379
Basic weighted average common shares outstanding	403,292	403,382

Basic earnings per share	$1.21	$1.12

Diluted Earnings per Share (In thousands except per share data)	2025	2024

Net income	$491,140	$452,033
Less: net income allocated to participating securities	1,651	1,654
Net income available to common shareholders	$489,489	$450,379
Basic weighted average common shares outstanding	403,292	403,382
Effect of dilutive securities – employee stock options	6,002	7,114
Diluted weighted average common shares outstanding	409,294	410,496

Diluted earnings per share	$1.20	$1.10

For the three months ended August 31, 2025 and 2024, options granted to purchase 1.4 million and 0.3 million shares of Cintas common stock, respectively, were excluded from the computation of diluted earnings per share. The exercise prices of these options were greater than the average market price of the common stock (anti-dilutive).

On July 26, 2022 and July 23, 2024, Cintas announced that the Board of Directors (the Board) authorized share buyback programs, each for $1.0 billion. Neither of the outstanding share buyback programs have an expiration date. The following table summarizes the share buyback activity by program and period for the three months ended August 31:

	2025			2024
Buyback Activity (In thousands except per share data)	Shares	Avg. Price per Share	Purchase Price	Shares	Avg. Price per Share	Purchase Price

July 26, 2022	703	$213.40	$150,014	2,732	$173.40	$473,617
July 23, 2024	—	—	—	—	—	—
	703	$213.40	$150,014	2,732	$173.40	$473,617

Shares acquired for taxes due (1)	520	$223.04	$116,083	744	$189.67	$141,185

Total repurchase of Cintas common stock			$266,097			$614,802
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

In addition to the share buyback activity presented above, Cintas acquired shares of Cintas common stock, via non-cash transactions, in connection with net-share settlements of option exercises. The following table summarizes Cintas' non-cash share buyback activity for the three months ended August 31:

	2025			2024
(In thousands except per share data)	Shares	Avg. Price per Share	Non-Cash Value	Shares	Avg. Price per Share	Non-Cash Value

Non-cash transaction activity	304	$222.31	$67,581	407	$188.68	$76,824

In the period subsequent to August 31, 2025, through October 8, 2025, we purchased 1.1 million shares of Cintas common stock at an average price of $199.48 per share, for a total purchase price of $221.7 million. This completed the July 26, 2022 share buyback program and included purchases under the July 23, 2024 share buyback program. From the inception of the July 26, 2022 share buyback program through September 2025, Cintas purchased 5.4 million shares of Cintas common stock in the aggregate, at an average price of $185.01 per share, for a total purchase price of $1.0 billion. From the inception of the July 23, 2024 share buyback program through October 8, 2025, Cintas has purchased 0.5 million shares of Cintas common stock in the aggregate, at an average price of $199.58 per share, for a total purchase price of $108.2 million.

Note 6 - Goodwill, Service Contracts and Other Assets, Net
Changes in the carrying amount of goodwill and service contracts by reportable operating segment and All Other for the three months ended August 31, 2025, are as follows:

Goodwill (In thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Total

Balance as of June 1, 2025	$2,913,991	$298,145	$188,091	$3,400,227
Goodwill acquired	1,667	2,459	6,446	10,572
Foreign currency translation	(64)	(6)	—	(70)
Balance as of August 31, 2025	$2,915,594	$300,598	$194,537	$3,410,729

Service Contracts (In thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Total

Balance as of June 1, 2025	$273,847	$14,138	$21,843	$309,828
Service contracts acquired	282	1,313	949	2,544
Service contracts amortization	(12,156)	(1,118)	(1,021)	(14,295)
Foreign currency translation	(50)	(2)	—	(52)
Balance as of August 31, 2025	$261,923	$14,331	$21,771	$298,025

Information regarding Cintas’ service contracts, net and other assets, net is as follows:

	As of August 31, 2025			As of May 31, 2025
(In thousands)	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net

Service contracts	$1,080,820	$782,795	$298,025	$1,078,305	$768,477	$309,828

Capitalized contract costs (1)	$930,639	$647,531	$283,108	$896,632	$621,351	$275,281
Noncompete and consulting agreements and other	255,731	76,420	179,311	262,610	75,249	187,361
Other assets	$1,186,370	$723,951	$462,419	$1,159,242	$696,600	$462,642
(1)    The current portion of capitalized contract costs, included in prepaid expenses and other current assets on the consolidated condensed balance sheets as of both August 31, 2025 and May 31, 2025, is $96.5 million.

Amortization expense for service contracts and other assets was $42.2 million and $40.7 million for the three months ended August 31, 2025 and 2024, respectively. These expenses are recorded in selling and administrative expenses on the consolidated condensed statements of income. As of August 31, 2025, the estimated future amortization expense for service contracts and other assets, excluding any future acquisitions and commissions to be earned, is as follows:

Fiscal Year (In thousands)

2026 (remaining nine months)	$117,671
2027	136,681
2028	108,662
2029	91,760
2030	75,521
Thereafter	158,754
Total future amortization expense	$689,049

Note 7 - Debt, Derivatives and Hedging Activities
Cintas' outstanding debt is summarized as follows:

(In thousands)	Interest Rate	Fiscal Year Issued	Fiscal Year Maturity	August 31, 2025	May 31, 2025

Debt due after one year
Senior notes	3.70%	2017	2027	$1,000,000	$1,000,000
Senior notes	4.20%	2025	2028	400,000	400,000
Senior notes	4.00%	2022	2032	800,000	800,000
Senior notes	6.15%	2007	2037	236,550	236,550
Debt issuance costs				(10,793)	(11,551)
Total debt due after one year				$2,425,757	$2,424,999
Cintas' senior notes are recorded at cost, net of debt issuance costs. The fair value of the long-term debt is estimated using Level 2 inputs based on observable market prices. The carrying value and fair value of Cintas' debt as of August 31, 2025 were $2,436.6 million and $2,432.4 million, respectively, and as of May 31, 2025 were $2,436.6 million and $2,404.7 million, respectively. During the three months ended August 31, 2024, Cintas issued $166.0 million, net of commercial paper.

The credit agreement that supports our commercial paper program has capacity under the revolving credit facility of $2.0 billion. The credit agreement has an accordion feature that provides Cintas the ability to request increases to the borrowing commitments under the revolving credit facility of up to $500.0 million in the aggregate, subject to customary conditions. The maturity date of the revolving credit facility is March 23, 2027. As of August 31, 2025 and May 31, 2025, there was no commercial paper outstanding and no borrowings on our revolving credit facility. The fair value of the commercial paper, if any, which approximates carrying value, is estimated using level 2 inputs based on general market prices and interest rates.

Cintas uses interest rate locks to manage its overall interest expense as interest rate locks effectively change the interest rate of specific debt issuances. The interest rate locks are entered into to protect against unfavorable movements in the benchmark treasury rate related to forecasted debt issuances. Cintas used interest rate locks, which represent cash flow hedges, to hedge against movements in the treasury rates at the time Cintas issued its senior notes in fiscal 2007, fiscal 2017 and fiscal 2022. The amortization of the interest rate locks resulted in a decrease to other comprehensive income of $1.5 million for both the three months ended August 31, 2025 and 2024.

During fiscal 2022 and fiscal 2020, Cintas entered into interest rate lock agreements for forecasted debt issuances. The aggregate notional value of outstanding cash flow hedges was $500.0 million at both August 31, 2025 and May 31, 2025. The fair values of the outstanding interest rate locks, for forecasted debt issuances, are summarized as follows:

Fiscal Year of Issuance (In thousands)	August 31, 2025	May 31, 2025
	Other assets, net	Other assets, net

2022	$59,708	$61,230
2020	$39,282	$41,320
The changes in fair value of the interest rate locks are recorded in other comprehensive income (loss), net of tax. These interest rate locks had no impact on net income or cash flows for the three months ended August 31, 2025 or 2024.

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

Note 8 - Income Taxes
In the normal course of business, Cintas provides for uncertain tax positions and the related interest and adjusts its unrecognized tax benefits and accrued interest accordingly. As of August 31, 2025 and May 31, 2025, recorded unrecognized tax benefits were $50.7 million and $47.8 million, respectively, and are included in long-term accrued liabilities on the consolidated condensed balance sheets.

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

Cintas’ effective tax rate was 17.6% and 15.8% for the three months ended August 31, 2025 and 2024, respectively. The effective tax rate for all periods was impacted by certain discrete items (primarily the tax accounting impact for stock-based compensation).

Note 9 - Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income (loss), net of tax:

(In thousands)	Foreign Currency	Unrealized Income on Interest Rate Locks	Other	Total

Balance at June 1, 2025	$(25,733)	$108,553	$1,569	$84,389
Other comprehensive loss before reclassifications	(325)	(2,652)	—	(2,977)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,523)	—	(1,523)
Net current period other comprehensive loss	(325)	(4,175)	—	(4,500)
Balance at August 31, 2025	$(26,058)	$104,378	$1,569	$79,889

(In thousands)	Foreign Currency	Unrealized Income on Interest Rate Locks	Other	Total

Balance at June 1, 2024	$(18,292)	$108,893	$600	$91,201
Other comprehensive income (loss) before reclassifications	3,656	(9,956)	—	(6,300)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,523)	—	(1,523)
Net current period other comprehensive income (loss)	3,656	(11,479)	—	(7,823)
Balance at August 31, 2024	$(14,636)	$97,414	$600	$83,378

The following table summarizes the reclassifications out of accumulated other comprehensive income (loss) for the three months ended August 31:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line in the Consolidated Condensed Statements of Income
(In thousands)	2025	2024

Amortization of interest rate locks	$2,036	$2,036	Interest expense
Tax expense	(513)	(513)	Income taxes
Amortization of interest rate locks, net of tax	$1,523	$1,523

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
Our chief operating decision maker (CODM) is the chief executive officer. The CODM is responsible for setting the Company's strategic direction, managing overall operations, and is the main point of communications between the Board and key operational personnel within the organization. The CODM evaluates each operating segment's performance primarily based on revenue and operating income, using this information to guide strategic decisions and allocate resources across the Company. The accounting policies of the operating segments are the same as those described in Note 1 entitled Basis of Presentation.
Information related to the operations of Cintas’ reportable operating segments and All Other is set forth below:

(In thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Corporate (1)	Total

As of and for the three months ended August 31, 2025
Revenue	$2,091,066	$334,657	$292,399	$—	$2,718,122
Cost of sales	1,052,553	144,489	154,519	—	1,351,561
Gross margin	1,038,513	190,168	137,880	—	1,366,561
Selling and administrative expenses	538,576	109,841	100,285	—	748,702
Operating income	$499,937	$80,327	$37,595	$—	$617,859
Depreciation and amortization	$100,047	$19,749	$6,141	$—	$125,937
Capital expenditures	$70,475	$16,474	$15,008	$—	$101,957
Total assets	$8,100,857	$825,053	$773,637	$138,143	$9,837,690

As of and for the three months ended August 31, 2024
Revenue	$1,933,839	$292,567	$275,181	$—	$2,501,587
Cost of sales	981,163	123,764	144,529	—	1,249,456
Gross margin	952,676	168,803	130,652	—	1,252,131
Selling and administrative expenses	506,238	97,515	87,347	—	691,100
Operating income	$446,438	$71,288	$43,305	$—	$561,031
Depreciation and amortization	$92,690	$22,305	$5,397	$—	$120,392
Capital expenditures	$67,687	$10,555	$14,679	$—	$92,921
Total assets	$7,588,895	$756,833	$621,606	$101,373	$9,068,707
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

Results of Operations
Cintas classifies its business into two reportable operating segments and places the remainder of its operating segments in an All Other category. Cintas’ two reportable operating segments are Uniform Rental and Facility Services and First Aid and Safety Services. The Uniform Rental and Facility Services reportable operating segment consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items. In addition to these rental items, restroom cleaning services and supplies and the sale of items from our catalogs to our customers on route are included within this reportable operating segment. The First Aid and Safety Services reportable operating segment consists of first aid and safety products and services, as well as workplace water services. The remainder of Cintas’ business, which consists of the Fire Protection Services operating segment and the Uniform Direct Sales operating segment, is included in All Other. These operating segments consist of fire protection products and services and the direct sale of uniforms and related items. Cintas evaluates operating segment performance based on revenue and operating income. Revenue and operating income for the three months ended August 31, 2025 and 2024, for the two reportable operating segments and All Other are presented in Note 10 entitled Segment Information of “Notes to Consolidated Condensed Financial Statements.” The Company regularly reviews its operating segments for reporting purposes based on the information its chief operating decision maker (CODM) regularly reviews for purposes of allocating resources and assessing performance and makes changes when appropriate.

Consolidated Results
Three Months Ended August 31, 2025 Compared to Three Months Ended August 31, 2024

Total revenue increased 8.7% to $2,718.1 million for the three months ended August 31, 2025, compared to $2,501.6 million for the three months ended August 31, 2024. The organic revenue growth rate, which adjusts for the impact of acquisitions and foreign currency exchange rate fluctuations, was 7.8%. Revenue growth was positively impacted by 0.9% due to acquisitions.

Uniform Rental and Facility Services reportable operating segment revenue was $2,091.1 million for the three months ended August 31, 2025, compared to $1,933.8 million for the three months ended August 31, 2024, which was an increase of 8.1%. The organic revenue growth rate for this reportable operating segment was 7.3%. Revenue growth in the Uniform Rental and Facility Services reportable operating segment was positively impacted by 0.8% due to acquisitions. Revenue growth was a result of new business, the penetration of additional products and services into existing customers and price increases, partially offset by lost business.

Other revenue, consisting of revenue from the First Aid and Safety Services reportable operating segment and All Other, increased 10.4% for the three months ended August 31, 2025, compared to the three months ended August 31, 2024, from $567.7 million to $627.1 million. The organic revenue growth rate for other revenue was 9.6%. Revenue growth was positively impacted by 0.8% due to acquisitions.

Cost of uniform rental and facility services consists primarily of production expenses, delivery expenses and the amortization of in-service inventory, including uniforms, mats, shop towels and other ancillary items. Cost of uniform rental and facility services increased $71.4 million, or 7.3%, for the three months ended August 31, 2025, compared to the three months ended August 31, 2024. Cost of uniform rental and facility services improved as a percent of revenue, decreasing from 50.7% for the three months ended August 31, 2024, to 50.3% for the three months ended August 31, 2025. This improvement as a percent of revenue was primarily due to more efficient usage of in-service inventory and strategic sourcing initiatives.

Cost of other consists primarily of cost of goods sold (predominantly first aid and safety products, personal protective equipment, uniforms and fire protection products), delivery expenses and distribution expenses in the First Aid and Safety Services reportable operating segment and All Other. Cost of other increased $30.7 million, or 11.4%, for the three months ended August 31, 2025, compared to the three months ended August 31, 2024. Cost of other increased as a percent of revenue, increasing from 47.3% for three months ended August 31, 2024, to 47.7% for the three months ended August 31, 2025. The increase in cost of sales as a percent of revenue was primarily due to adding route capacity.

Selling and administrative expenses increased $57.6 million, or 8.3%, in the three months ended August 31, 2025, compared to the three months ended August 31, 2024. Selling and administrative expenses as a percent of revenue were 27.5% for the three months ended August 31, 2025, compared to 27.6% for the three months ended August 31, 2024. The change as a percent of revenue is primarily due to operating leverage from revenue growth.

Operating income was $617.9 million, or 22.7% of revenue, for the three months ended August 31, 2025, compared to $561.0 million, or 22.4% of revenue, for the three months ended August 31, 2024. The resulting increase in operating income as a percent of revenue was primarily due to more efficient in-service inventory usage and operating leverage from revenue growth.

Net interest expense (interest expense less interest income) was $22.0 million for the three months ended August 31, 2025, compared to $24.4 million for the three months ended August 31, 2024. The change was primarily due to a decrease in the average amount of outstanding debt during the three months ended August 31, 2025.

Cintas’ effective tax rate was 17.6% and 15.8% for the three months ended August 31, 2025 and 2024, respectively. The effective tax rate in both periods was impacted by certain discrete items, primarily the tax accounting impact for stock-based compensation.

Net income was $491.1 million for the three months ended August 31, 2025, an increase of 8.7% compared to the three months ended August 31, 2024. Diluted earnings per share were $1.20 for the three months ended August 31, 2025, which was an increase of 9.1% compared to the three months ended August 31, 2024. Diluted earnings per share increased primarily due to the increase in net income.

Uniform Rental and Facility Services Reportable Operating Segment
Three Months Ended August 31, 2025 Compared to Three Months Ended August 31, 2024

Uniform Rental and Facility Services reportable operating segment revenue increased to $2,091.1 million from $1,933.8 million, or 8.1%, for the three months ended August 31, 2025, over the three months ended August 31, 2024. The organic revenue growth rate for the reportable operating segment was 7.3%. The cost of uniform rental and facility services increased $71.4 million, or 7.3%. The reportable operating segment’s gross margin was $1,038.5 million. Gross margin as a percent of revenue was 49.7% for the three months ended August 31, 2025, compared to 49.3% for the three months ended August 31, 2024. The resulting increase as a percent of revenue was primarily due to more efficient usage of in-service inventory and strategic sourcing initiatives.

Selling and administrative expenses for the Uniform Rental and Facility Services reportable operating segment increased $32.3 million in the three months ended August 31, 2025, compared to the three months ended August 31, 2024. Selling and administrative expenses as a percent of revenue for the three months ended August 31, 2025 were 25.8%, compared to 26.2% in the three months ended August 31, 2024. The improvement was primarily due to operating leverage from revenue growth and a decrease in employee-partner related expenses as a percent of revenue.

Income before income taxes increased $53.5 million, or 12.0%, for the Uniform Rental and Facility Services reportable operating segment for the three months ended August 31, 2025, compared to the three months ended August 31, 2024. Income before income taxes was 23.9% of the reportable operating segment's revenue compared to the three months ended August 31, 2024 of 23.1% of revenue. The improvement in income before income taxes was a result of the expansion in gross margin in addition to the improvement in selling and administrative expenses as a percent of revenue noted above.

First Aid and Safety Services Reportable Operating Segment
Three Months Ended August 31, 2025 Compared to Three Months Ended August 31, 2024

First Aid and Safety Services reportable operating segment revenue increased from $292.6 million to $334.7 million, or 14.4%, for the three months ended August 31, 2025, over the three months ended August 31, 2024. The organic revenue growth rate for the reportable operating segment was 14.1%. First Aid and Safety Services reportable operating segment revenue was positively impacted by 0.3% due to acquisitions. The increase in revenue was driven by many factors including increases in new business sold by sales representatives, penetration of additional products and services into existing customers, price increases and strong customer retention.

Cost of first aid and safety services for the three months ended August 31, 2025, increased $20.7 million, or 16.7%, compared to the three months ended August 31, 2024. The gross margin as a percent of revenue was 56.8% for the three months ended August 31, 2025, compared to the gross margin as a percent of revenue of 57.7% in the three months ended August 31, 2024. The reduction in gross margin as a percent of revenue was primarily due to adding route capacity.
Selling and administrative expenses increased $12.3 million in the three months ended August 31, 2025, compared to the three months ended August 31, 2024. Selling and administrative expenses as a percent of revenue for the three months ended August 31, 2025 were 32.8%, compared to 33.3% for the three months ended August 31, 2024. The improvement was primarily due to operating leverage from revenue growth and a decrease in employee-partner related expenses as a percent of revenue.

Income before income taxes for the First Aid and Safety Services reportable operating segment increased $9.0 million to $80.3 million for the three months ended August 31, 2025, compared to the three months ended August 31, 2024. Income before income taxes was 24.0% of the reportable operating segment’s revenue compared to the three months ended August 31, 2024 of 24.4%. The change in income before income taxes as a percent to revenue was primarily due to the previously discussed change in gross margin, partially offset by the improvement in selling and administrative expenses as a percent of revenue noted above.

Liquidity and Capital Resources
The following is a summary of our cash flows and cash and cash equivalents as of and for the three months ended August 31:

(In thousands)	2025	2024

Net cash provided by operating activities	$414,481	$460,357
Net cash used in investing activities	$(116,227)	$(109,480)
Net cash used in financing activities	$(424,001)	$(591,269)

Cash and cash equivalents at the end of the period	$138,143	$101,373
Cash and cash equivalents as of August 31, 2025 and 2024, include $66.7 million and $51.0 million, respectively, that is located outside of the U.S.

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

Net cash provided by operating activities was $414.5 million for the three months ended August 31, 2025, compared to $460.4 million for the three months ended August 31, 2024. The change from the prior fiscal year was primarily due to unfavorable changes in working capital, specifically, accounts payable and accrued liabilities. These changes were partially offset by an increase in net income and favorable changes in working capital, specifically accounts receivable, net and prepaid expenses.

Net cash used in investing activities includes capital expenditures, purchases of investments and cash paid for acquisitions of businesses. Capital expenditures were $102.0 million and $92.9 million for the three months ended August 31, 2025 and 2024, respectively. Capital expenditures in the three months ended August 31, 2025, included $70.5 million for the Uniform Rental and Facility Services reportable operating segment and $16.5 million for the First Aid and Safety Services reportable operating segment. Cash paid for acquisitions of businesses was $7.6 million and $9.4 million for the three months ended August 31, 2025 and 2024, respectively. The acquisitions during both the three months ended August 31, 2025 and 2024, occurred in our Uniform Rental and Facility Services reportable operating segment, our First Aid and Safety Services reportable operating segment and our Fire Protection Services operating segment, which is included in All Other. Net cash used in investing activities also includes $6.5 million and $7.1 million of purchases of investments during the three months ended August 31, 2025 and 2024, respectively.
Net cash used in financing activities was $424.0 million and $591.3 million for the three months ended August 31, 2025 and 2024, respectively. The improvement in cash used in financing activities was due to a decrease in share buyback activity, which was partially offset by a decrease in proceeds from the net issuance of commercial paper and an increase in dividends paid in the three months ended August 31, 2025.

On July 26, 2022 and July 23, 2024, Cintas announced that the Board of Directors (the Board) authorized share buyback programs, each for $1.0 billion. Neither of the outstanding share buyback programs have an expiration date. The following table summarizes the share buyback activity by program for the three months ended August 31:

	2025			2024
Buyback Activity (In thousands except per share data)	Shares	Avg. Price per Share	Purchase Price	Shares	Avg. Price per Share	Purchase Price

July 26, 2022	703	$213.40	$150,014	2,732	$173.40	$473,617
July 23, 2024	—	—	—	—	—	—
	703	$213.40	$150,014	2,732	$173.40	$473,617

Shares acquired for taxes due (1)	520	$223.04	$116,083	744	$189.67	$141,185

Total repurchase of Cintas common stock			$266,097			$614,802
(1)Shares of Cintas common stock acquired for employee payroll taxes due on options exercised and vested restricted stock awards.

In the period subsequent to August 31, 2025, through October 8, 2025, we purchased 1.1 million shares of Cintas common stock at an average price of $199.48 per share, for a total purchase price of $221.7 million. This completed the July 26, 2022 share buyback program and included purchases under the July 23, 2024 share buyback program. From the inception of the July 26, 2022 share buyback program through September 2025, Cintas purchased 5.4 million shares of Cintas common stock in the aggregate, at an average price of $185.01 per share, for a total purchase price of $1.0 billion. From the inception of the July 23, 2024 share buyback program through October 8, 2025, Cintas has purchased 0.5 million shares of Cintas common stock in the aggregate, at an average price of $199.58 per share, for a total purchase price of $108.2 million.

The Board declared the following dividends:

Paid Dividends
Declaration Date (In millions except per share data)	Record Date	Payment Date	Dividend Per Share	Total Amount

Three months ended August 31, 2025
April 8, 2025	May 15, 2025	June 13, 2025	$0.39	$157.8

Three months ended August 31, 2024
April 9, 2024	May 15, 2024	June 14, 2024	$0.3375	$138.2

Accrued Dividends

As of August 31, 2025
July 29, 2025 (1)	August 15, 2025	September 15, 2025	$0.45	$182.3

As of August 31, 2024
July 23, 2024 (1)	August 15, 2024	September 3, 2024	$0.39	$157.3
(1)The dividends declared during the three months ended August 31, 2025 and 2024 were included in current accrued liabilities on the consolidated condensed balance sheet at August 31, 2025 and 2024.

Any future dividend declarations, including the amount of any dividends, are at the discretion of the Board and dependent upon then-existing conditions, including the Company's consolidated results of operations and consolidated financial condition, capital requirements, contractual restrictions, business prospects and other factors that the Board may deem relevant.

During the three months ended August 31, 2024, Cintas issued a net $166.0 million of commercial paper.

The following table summarizes Cintas' outstanding debt:

(In thousands)	Interest Rate	Fiscal Year Issued	Fiscal Year Maturity	August 31, 2025	May 31, 2025

Debt due after one year
Senior notes	3.70%	2017	2027	$1,000,000	$1,000,000
Senior notes	4.20%	2025	2028	400,000	400,000
Senior notes	4.00%	2022	2032	800,000	800,000
Senior notes	6.15%	2007	2037	236,550	236,550
Debt issuance costs				(10,793)	(11,551)
Total debt due after one year				$2,425,757	$2,424,999
The credit agreement that supports our commercial paper program has a revolving credit facility with a capacity of $2.0 billion. The credit agreement has an accordion feature that provides Cintas the ability to request increases to the borrowing commitments under the revolving credit facility of up to $500.0 million in the aggregate, subject to customary conditions. The maturity date of the revolving credit facility is March 23, 2027. As of August 31, 2025 and May 31, 2025, there was no commercial paper outstanding and no borrowings on our revolving credit facility.

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

Our access to the commercial paper and long-term debt markets has historically provided us with sources of liquidity. We do not anticipate having difficulty in obtaining financing from those markets in the future based on our favorable experiences in the debt markets in the recent past and Cintas expects to access such markets from time to time in the future to fund its cash requirements, including the repayment of short-term and/or long-term obligations. Our ability to continue to access the commercial paper and long-term debt markets on favorable interest rate and other terms will depend, to a significant degree, on the ratings assigned by the credit rating agencies to our indebtedness. As of August 31, 2025, our ratings were as follows:

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

Financial and Nonfinancial Disclosure About Issuers and Guarantors of Cintas’ Senior Notes
Cintas Corporation No. 2 (Corp. 2) is the indirectly, wholly owned principal operating subsidiary of Cintas. Corp. 2 is the issuer of the $2,436.6 million aggregate principal amount of senior notes outstanding as of August 31, 2025, which are unconditionally guaranteed, jointly and severally, by Cintas Corporation and its wholly owned, direct and indirect domestic subsidiaries.

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

	Three Months Ended
Summarized Consolidated Condensed Statements of Income (In thousands)	August 31, 2025	August 31, 2024

Net sales to unrelated parties	$2,582,505	$2,372,606
Net sales to non-guarantors	$3,590	$2,986
Operating income	$576,748	$513,113
Net income	$456,366	$412,980

Summarized Consolidated Condensed Balance Sheets (In thousands)	August 31, 2025	May 31, 2025

ASSETS
Receivables due from non-obligor subsidiaries	$85,814	$59,346
Total other current assets	$3,133,253	$3,203,986
Total other noncurrent assets	$6,044,390	$5,972,476

LIABILITIES
Amounts due to non-obligor subsidiaries	$136,738	$93,926
Current liabilities	$1,412,522	$1,560,058
Noncurrent liabilities	$3,508,938	$3,429,841

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

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements, including statements regarding our future business plans and expectations. The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements. Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “predicts,” “projects,” “plans,” “expects,” “intends,” “target,” “forecast,” “believes,” “seeks,” “could,” “should,” “may” and “will” or the negative versions thereof and similar words, terms and expressions and by the context in which they are used. Such statements are based upon current expectations of Cintas and speak only as of the date made. You should not place undue reliance on any forward-looking statement. We cannot guarantee that any forward-looking statement will be realized. These statements are subject to various risks, uncertainties, potentially inaccurate assumptions and other factors that could cause actual results to differ from those set forth in or implied by this Quarterly Report. Factors that might cause such a difference include, but are not limited to, the possibility of greater than anticipated operating costs including energy and fuel costs; lower sales volumes; loss of customers due to outsourcing trends; the performance and costs of integration of acquisitions; supply chain constraints and macroeconomic conditions, including inflationary pressures and higher interest rates; changes in global trade policies, tariffs, and other measures that could restrict international trade; fluctuations in costs of materials and labor, including increased medical costs; costs and possible effects of union organizing activities; failure to comply with government regulations concerning employment discrimination, employee pay and benefits and employee health and safety; the effect on operations of exchange rate fluctuations, and other political, economic and regulatory risks; uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation; our ability to meet our aspirations relating to sustainability opportunities, improvements and efficiencies; the cost, results and ongoing assessment of internal controls over financial reporting; the effect of new accounting pronouncements; risks associated with cybersecurity threats, including disruptions caused by the inaccessibility of computer systems data and cybersecurity risk management; the initiation or outcome of litigation, investigations or other proceedings; higher assumed sourcing or distribution costs of products; the disruption of operations from catastrophic or extraordinary events including global health pandemics; the amount and timing of repurchases of our common stock, if any; changes in global tax and labor laws; and the reactions of competitors in terms of price and service. Cintas undertakes no obligation to publicly release any revisions to any forward-looking statements or to otherwise update any forward-looking statements whether as a result of new information or to reflect events, circumstances or any other unanticipated developments arising after the date on which such statements are made, except otherwise as required by law. A further list and description of risks, uncertainties and other matters can be found in our Annual Report on Form 10-K for the year ended May 31, 2025 and in our reports on Forms 10-Q and 8-K. The risks and uncertainties described herein are not the only ones we may face. Additional risks and uncertainties presently not known to us, or that we currently believe to be immaterial, may also harm our business.

ITEM 3.
QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

In our normal operations, Cintas has market risk exposure to interest rates. There has been no material change to this market risk exposure to interest rates from that which was previously disclosed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the fiscal year ended May 31, 2025.

Through its foreign operations, Cintas is exposed to foreign currency risk. Foreign currency exposures arise from transactions denominated in a currency other than the functional currency and from foreign currency denominated revenue and profit translated into U.S. dollars. The primary foreign currency to which Cintas is exposed is the Canadian dollar.

ITEM 4.
CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
With the participation of Cintas’ management, including Cintas’ President and Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, Cintas has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of August 31, 2025. Based on such evaluation, Cintas’ management, including Cintas’ President and Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, have concluded that Cintas’ disclosure controls and procedures were effective as of August 31, 2025, in ensuring (i) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is accumulated and communicated to Cintas’ management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting
There were no changes in Cintas’ internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended August 31, 2025, that have materially affected, or are reasonably likely to materially affect, Cintas' internal control over financial reporting.

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

ITEM 2.
UNREGISTERED SALES OF EQUITY SECURITIES,
USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Period (In millions, except share and per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan (1)	Maximum approximate dollar value of shares that may yet be purchased under the plan (1)

June 1 - 30, 2025 (2)	22,407	$223.94	—	$1,263.6
July 1 - 31, 2025 (3)	383,054	$222.90	—	$1,263.6
August 1 - 31, 2025 (4)	817,976	$214.79	702,981	$1,113.6
Total	1,223,437	$217.50	702,981	$1,113.6

(1)On July 26, 2022, Cintas announced that the Board authorized a $1.0 billion share buyback program, which does not have an expiration date. From the inception of the July 26, 2022 share buyback program through August 31, 2025, Cintas has purchased a total of 4.8 million shares of Cintas common stock at an average price of $183.32 per share for a total purchase price of $886.4 million. On July 23, 2024, Cintas announced that the Board authorized a new $1.0 billion share buyback program, which does not have an expiration date. There were no share buybacks under the July 23, 2024 share buyback program through August 31, 2025.
(2)During June 2025, Cintas acquired 22,407 shares of Cintas common stock in trade for employee payroll taxes due on options exercised and restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $223.94 per share for a total purchase price of $5.0 million.
(3)During July 2025, Cintas acquired 383,054 shares of Cintas common stock in trade for employee payroll taxes due on options exercised and restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $222.90 per share for a total purchase price of $85.4 million.
(4)During August 2025, Cintas acquired 114,995 shares of Cintas common stock in trade for employee payroll taxes due on options exercised and restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $223.34 per share for a total purchase price of $25.7 million.

ITEM 5.
OTHER INFORMATION

During the quarter ended August 31, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

ITEM 6.
EXHIBITS

22
Subsidiary Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize Securities of the Registrant (Incorporated by reference to Exhibit 22 to Cintas' Annual Report on Form 10-K for the year ended May 31, 2025)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a)
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a)
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101
The following financial statements from Cintas' Quarterly Report on Form 10-Q for the period ended August 31, 2025, formatted in Inline XBRL: (i) Consolidated Condensed Statements of Income (unaudited), (ii) Consolidated Condensed Statements of Comprehensive Income (unaudited), (iii) Consolidated Condensed Balance Sheets (unaudited), (iv) Consolidated Condensed Statements of Shareholders' Equity (unaudited), (v) Consolidated Condensed Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Condensed Financial Statements, tagged as blocks of text and including detailed tags

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINTAS CORPORATION
(Registrant)

Date:	October 8, 2025	/s/	Scott A. Garula

Scott A. Garula
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)