Form 10-Q
period 2025-11-30
CINTAS CORP
filed 2026-01-07
CIK 723254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	November 30, 2025
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding December 31, 2025
Common Stock, no par value	399,889,646

CINTAS CORPORATION

Part I. Financial Information
ITEM 1.
FINANCIAL STATEMENTS
CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands except per share data)	November 30, 2025	November 30, 2024	November 30, 2025	November 30, 2024
Revenue:
Uniform rental and facility services	$2,155,400	$1,990,410	$4,246,466	$3,924,249
Other	644,592	571,373	1,271,648	1,139,121
Total revenue	2,799,992	2,561,783	5,518,114	5,063,370

Costs and expenses:
Cost of uniform rental and facility services	1,081,218	1,014,052	2,133,771	1,995,215
Cost of other	306,289	271,028	605,297	539,321
Selling and administrative expenses	756,771	685,313	1,505,473	1,376,413

Operating income	655,714	591,390	1,273,573	1,152,421

Interest income	(866)	(962)	(3,075)	(2,212)
Interest expense	28,076	26,665	52,237	52,284

Income before income taxes	628,504	565,687	1,224,411	1,102,349
Income taxes	133,161	117,192	237,928	201,821
Net income	$495,343	$448,495	$986,483	$900,528

Basic earnings per share	$1.23	$1.11	$2.44	$2.22

Diluted earnings per share	$1.21	$1.09	$2.41	$2.19

Dividends declared per share	$0.45	$0.39	$0.90	$0.78

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	November 30, 2025	November 30, 2024	November 30, 2025	November 30, 2024

Net income	$495,343	$448,495	$986,483	$900,528

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(8,356)	(18,491)	(8,681)	(14,835)
Change in fair value of interest rate lock agreements, net of tax (benefit) expense of $(782), $1,766, $(1,690) and $(1,642), respectively	(2,284)	5,161	(4,936)	(4,795)
Amortization of interest rate lock agreements, net of tax benefit of $(513), $(513), $(1,026) and $(1,026), respectively	(1,523)	(1,523)	(3,046)	(3,046)
Other comprehensive loss, net of tax (benefit) expense of $(1,295), $1,253, $(2,716) and $(2,668), respectively	(12,163)	(14,853)	(16,663)	(22,676)
Comprehensive income	$483,180	$433,642	$969,820	$877,852

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)	November 30, 2025	May 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$200,842	$263,973
Accounts receivable, net	1,484,328	1,417,381
Inventories, net	447,611	447,408
Uniforms and other rental items in service	1,213,499	1,137,361
Prepaid expenses and other current assets	193,808	170,046
Total current assets	3,540,088	3,436,169

Property and equipment, net	1,702,887	1,652,474

Investments	386,281	339,518
Goodwill	3,483,504	3,400,227
Service contracts, net	297,729	309,828
Operating lease right-of-use assets, net	254,064	224,383
Other assets, net	468,328	462,642
	$10,132,881	$9,825,241

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$503,273	$485,109
Accrued compensation and related liabilities	167,872	229,538
Accrued liabilities	797,710	875,077
Income taxes, current	3,654	4,034
Operating lease liabilities, current	52,726	50,744
Debt due within one year	550,750	—
Total current liabilities	2,075,985	1,644,502

Long-term liabilities:
Debt due after one year	2,426,529	2,424,999
Deferred income taxes	495,341	471,740
Operating lease liabilities	207,060	178,738
Accrued liabilities	472,619	420,781
Total long-term liabilities	3,601,549	3,496,258

Shareholders’ equity:
Preferred stock, no par value:	—	—
100 shares authorized, none outstanding
Common stock, no par value, and paid-in capital:	2,743,927	2,593,479
1,700,000 shares authorized
FY 2026: 778,785 shares issued and 399,855 shares outstanding
FY 2025: 776,936 shares issued and 402,948 shares outstanding
Retained earnings	12,421,850	11,798,451
Treasury stock:	(10,778,156)	(9,791,838)
FY 2026: 378,930 shares
FY 2025: 373,988 shares
Accumulated other comprehensive income	67,726	84,389
Total shareholders’ equity	4,455,347	4,684,481
	$10,132,881	$9,825,241
See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock and Paid-In Capital		Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total Shareholders' Equity
(In thousands)	Shares	Amount			Shares	Amount

Balance at June 1, 2025	776,936	$2,593,479	$11,798,451	$84,389	(373,988)	$(9,791,838)	$4,684,481
Net income	—	—	491,140	—	—	—	491,140
Comprehensive loss, net of tax	—	—	—	(4,500)	—	—	(4,500)
Dividends	—	—	(182,341)	—	—	—	(182,341)
Stock-based compensation	—	30,348	—	—	—	—	30,348
Vesting of stock-based compensation awards	511	—	—	—	—	—	—
Stock options exercised	1,018	70,250	—	—	(304)	(67,581)	2,669
Repurchase of common stock	—	—	—	—	(1,223)	(266,097)	(266,097)
Balance at August 31, 2025	778,465	$2,694,077	$12,107,250	$79,889	(375,515)	$(10,125,516)	$4,755,700
Net income	—	—	495,343	—	—	—	495,343
Comprehensive loss, net of tax	—	—	—	(12,163)	—	—	(12,163)
Dividends	—	—	(180,743)	—	—	—	(180,743)
Stock-based compensation	—	32,353	—	—	—	—	32,353
Vesting of stock-based compensation awards	28	—	—	—	—	—	—
Stock options exercised	292	17,497	—	—	(90)	(17,070)	427
Repurchase of common stock	—	—	—	—	(3,325)	(635,570)	(635,570)
Balance at November 30, 2025	778,785	$2,743,927	$12,421,850	$67,726	(378,930)	$(10,778,156)	$4,455,347

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock and Paid-In Capital		Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total Shareholders' Equity
(In thousands)	Shares	Amount			Shares	Amount

Balance at June 1, 2024	773,097	$2,305,301	$10,617,955	$91,201	(368,089)	$(8,698,085)	$4,316,372
Net income	—	—	452,033	—	—	—	452,033
Comprehensive loss, net of tax	—	—	—	(7,823)	—	—	(7,823)
Dividends	—	—	(157,955)	—	—	—	(157,955)
Stock-based compensation	—	33,367	—	—	—	—	33,367
Vesting of stock-based compensation awards	792	—	—	—	—	—	—
Stock options exercised	1,342	77,055	—	—	(407)	(76,824)	231
Repurchase of common stock	—	—	—	—	(3,476)	(614,802)	(614,802)
Balance at August 31, 2024	775,231	$2,415,723	$10,912,033	$83,378	(371,972)	$(9,389,711)	$4,021,423
Net income	—	—	448,495	—	—	—	448,495
Comprehensive loss, net of tax	—	—	—	(14,853)	—	—	(14,853)
Dividends	—	—	(158,004)	—	—	—	(158,004)
Stock-based compensation	—	32,417	—	—	—	—	32,417
Vesting of stock-based compensation awards	14	—	—	—	—	—	—
Stock options exercised	519	26,173	—	—	(122)	(25,829)	344
Repurchase of common stock	—	—	—	—	(174)	(36,716)	(36,716)
Balance at November 30, 2024	775,764	$2,474,313	$11,202,524	$68,525	(372,268)	$(9,452,256)	$4,293,106

See accompanying notes.

CINTAS CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
(In thousands)	November 30, 2025	November 30, 2024
Cash flows from operating activities:
Net income	$986,483	$900,528
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	156,885	149,340
Amortization of intangible assets and capitalized contract costs	96,553	92,862
Stock-based compensation	62,701	65,784
Gain on sale of property and equipment	—	(4,295)
Deferred income taxes	25,645	3,753
Change in current assets and liabilities, net of acquisitions of businesses:
Accounts receivable, net	(68,339)	(129,053)
Inventories, net	(719)	18,751
Uniforms and other rental items in service	(76,801)	(53,665)
Prepaid expenses and other current assets and capitalized contract costs	(103,702)	(110,105)
Accounts payable	19,360	80,292
Accrued compensation and related liabilities	(61,346)	(53,759)
Accrued liabilities and other	(90,428)	(25,770)
Income taxes, current	(588)	(29,572)
Net cash provided by operating activities	945,704	905,091

Cash flows from investing activities:
Capital expenditures	(208,209)	(194,337)
Purchases of investments	(6,506)	(7,092)
Proceeds from sale of property and equipment	—	5,908
Acquisitions of businesses, net of cash acquired	(93,236)	(154,884)
Other, net	(1,130)	1,402
Net cash used in investing activities	(309,081)	(349,003)

Cash flows from financing activities:
Issuance of commercial paper, net	550,750	181,000
Proceeds from exercise of stock-based compensation awards	3,096	575
Dividends paid	(340,109)	(295,564)
Repurchase of common stock	(901,667)	(651,518)
Other, net	(11,082)	(8,393)
Net cash used in financing activities	(699,012)	(773,900)

Effect of exchange rate changes on cash and cash equivalents	(742)	(1,808)

Net decrease in cash and cash equivalents	(63,131)	(219,620)
Cash and cash equivalents at beginning of period	263,973	342,015
Cash and cash equivalents at end of period	$200,842	$122,395
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

Inventories are valued at the lower of cost (first-in, first-out) or net realizable value. Inventories, net are comprised of the following at:

(In thousands)	November 30, 2025	May 31, 2025

Raw materials	$18,708	$21,763
Work in process	42,694	42,615
Finished goods	386,209	383,030
Inventories, net	$447,611	$447,408
Inventories are recorded net of reserves for obsolete inventory (excess and slow-moving) of $60.6 million and $59.9 million at November 30, 2025 and May 31, 2025, respectively. The inventory obsolescence reserve is determined by specific identification, as well as an estimate based on Cintas' historical rates of obsolescence. Once a specific inventory item is written down to the lower of cost or net realizable value, a new cost basis has been established, and that inventory item cannot subsequently be marked up.

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
Note 2 - Revenue Recognition
The following table presents Cintas' total revenue disaggregated by operating segment:

	Three Months Ended				Six Months Ended
(In thousands)	November 30, 2025		November 30, 2024		November 30, 2025		November 30, 2024

Uniform Rental and Facility Services	$2,155,400	77.0%	$1,990,410	77.7%	$4,246,466	77.0%	$3,924,249	77.0%
First Aid and Safety Services	342,240	12.2%	299,367	11.7%	676,897	12.3%	591,934	12.3%
Fire Protection Services	222,525	7.9%	193,749	7.5%	444,425	8.0%	391,246	8.0%
Uniform Direct Sales	79,827	2.9%	78,257	3.1%	150,326	2.7%	155,941	2.7%
Total revenue	$2,799,992	100.0%	$2,561,783	100.0%	$5,518,114	100.0%	$5,063,370	100.0%
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
Costs to Obtain a Contract
The Company capitalizes commission expenses paid to our employee-partners when the commissions are deemed to be incremental for obtaining the route servicing customer contract. Capitalized commissions are classified as current or noncurrent based on the timing of when we expect to recognize the expense. The current portion is included in prepaid expenses and other current assets, and the noncurrent portion is included in other assets, net on the Company's consolidated condensed balance sheets. As of November 30, 2025, the current and noncurrent assets related to capitalized commissions totaled $96.6 million and $290.9 million, respectively. As of May 31, 2025, the current and noncurrent assets related to capitalized commissions totaled $96.5 million and $275.3 million, respectively. The Company recorded amortization expense related to capitalized commissions of $26.6 million and $26.7 million during the three months ended November 30, 2025 and 2024, respectively. During the six months ended November 30, 2025 and 2024, we recorded amortization expense related to capitalized commissions of $52.8 million and $52.6 million, respectively. These expenses are classified in selling and administrative expenses on the consolidated condensed statements of income.
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

Operating lease costs, including short-term lease expense and variable lease costs which were immaterial in both periods, were $25.4 million and $22.8 million for the three months ended November 30, 2025 and 2024, respectively. For the six months ended November 30, 2025 and 2024, operating lease costs, including short-term lease expense and variable lease costs, which were immaterial in both periods, were $49.5 million and $44.6 million, respectively.

The following table provides supplemental information related to the Company's consolidated condensed statements of cash flows for the six months ended November 30:

(In thousands)	2025	2024

Cash paid for amounts included in the measurement of operating lease liabilities	$31,479	$27,221
Operating lease right-of-use assets obtained in exchange for new and renewed operating lease liabilities	$48,768	$17,972
Operating lease right-of-use assets acquired in business combinations	$—	$2,885

Other information related to the operating lease right-of-use assets, net and operating lease liabilities was as follows:

	November 30, 2025	May 31, 2025

Weighted-average remaining lease term	5.86 years	5.66 years
Weighted-average discount rate	4.27%	4.08%

The contractual future minimum lease payments of Cintas' operating lease liabilities by fiscal year are as follows as of November 30, 2025:

(In thousands)

2026 (remaining six months)	$31,298
2027	59,404
2028	53,559
2029	44,410
2030	33,868
Thereafter	74,256
Total payments	296,795
Less interest	(37,009)
Total present value of lease payments	$259,786

Note 4 - Fair Value Measurements
All financial instruments that are measured at fair value on a recurring basis have been classified within the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the consolidated condensed balance sheet dates. These financial instruments measured at fair value on a recurring basis are summarized below:

	As of November 30, 2025				As of May 31, 2025
(In thousands)	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value

Cash and cash equivalents	$200,842	$—	$—	$200,842	$263,973	$—	$—	$263,973
Other assets, net:
Interest rate lock agreements	—	95,924	—	95,924	—	102,550	—	102,550
Total assets at fair value	$200,842	$95,924	$—	$296,766	$263,973	$102,550	$—	$366,523
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

Note 5 - Earnings Per Share
Cintas uses the two-class method to calculate basic and diluted earnings per share as a result of outstanding participating securities in the form of restricted stock awards. The following tables set forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to Cintas’ common shares:

	Three Months Ended		Six Months Ended
Basic Earnings per Share (In thousands except per share data)	November 30, 2025	November 30, 2024	November 30, 2025	November 30, 2024

Net income	$495,343	$448,495	$986,483	$900,528
Less: net income allocated to participating securities	1,606	1,585	3,186	3,182
Net income available to common shareholders	$493,737	$446,910	$983,297	$897,346
Basic weighted average common shares outstanding	401,484	403,581	402,391	403,489

Basic earnings per share	$1.23	$1.11	$2.44	$2.22

	Three Months Ended		Six Months Ended
Diluted Earnings per Share (In thousands except per share data)	November 30, 2025	November 30, 2024	November 30, 2025	November 30, 2024

Net income	$495,343	$448,495	$986,483	$900,528
Less: net income allocated to participating securities	1,606	1,585	3,186	3,182
Net income available to common shareholders	$493,737	$446,910	$983,297	$897,346
Basic weighted average common shares outstanding	401,484	403,581	402,391	403,489
Effect of dilutive securities – employee stock options	4,949	7,086	5,483	7,124
Diluted weighted average common shares outstanding	406,433	410,667	407,874	410,613

Diluted earnings per share	$1.21	$1.09	$2.41	$2.19

For the three months ended November 30, 2025 and 2024, options granted to purchase 2.1 million and 1.2 million shares of Cintas common stock, respectively, were excluded from the computation of diluted earnings per share. For the six months ended November 30, 2025 and 2024, options granted to purchase 1.8 million and 0.7 million shares of Cintas common stock, respectively, were excluded from the computation of diluted earnings per share. The exercise prices of these options were greater than the average market price of the common stock (anti-dilutive).

On July 26, 2022, Cintas announced that the Board of Directors (the Board) authorized a $1.0 billion share buyback program, which was completed during the second quarter of fiscal 2026. From the inception of the July 26, 2022 share buyback program through September 2025, Cintas purchased a total of 5.4 million shares of Cintas common stock at as average price of $185.01 per share for a total purchase price of $1.0 billion. On July 23, 2024, Cintas announced that the Board authorized a share buyback program for $1.0 billion. On October 28, 2025, Cintas announced that the Board authorized a new share buyback program, also for $1.0 billion. Neither of the outstanding share buyback programs have an expiration date.

The following table summarizes the share buyback activity by program and period:

	Three Months Ended			Six Months Ended
	November 30, 2025			November 30, 2025
Buyback Activity (In thousands except per share data)	Shares	Avg. Price per Share	Purchase Price	Shares	Avg. Price per Share	Purchase Price

July 26, 2022	569	$199.39	$113,550	1,272	$207.13	$263,564
July 23, 2024	2,668	189.37	505,209	2,668	189.37	505,209
October 28, 2025	—	—	—	—	—	—
	3,237	$191.13	$618,759	3,940	$195.10	$768,773

Shares acquired for taxes due (1)	88	$191.35	$16,811	608	$218.46	$132,894

Total repurchase of Cintas common stock			$635,570			$901,667

	Three Months Ended			Six Months Ended
	November 30, 2024			November 30, 2024
Buyback Activity (In thousands except per share data)	Shares	Avg. Price per Share	Purchase Price	Shares	Avg. Price per Share	Purchase Price

July 26, 2022	—	$—	$—	2,732	$173.40	$473,617
July 23, 2024	—	—	—	—	—	—
	—	$—	$—	2,732	$173.40	$473,617

Shares acquired for taxes due (1)	174	$211.44	$36,716	918	$193.79	$177,901

Total repurchase of Cintas common stock			$36,716			$651,518
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

In addition to the share buyback activity presented above, Cintas acquired shares of Cintas common stock, via non-cash transactions, in connection with net-share settlements of option exercises. The following table summarizes Cintas' non-cash share buyback activity:

	Three Months Ended			Six Months Ended
	November 30, 2025			November 30, 2025
(In thousands except per share data)	Shares	Avg. Price per Share	Non-Cash Value	Shares	Avg. Price per Share	Non-Cash Value

Non-cash transaction activity	90	$190.66	$17,070	394	$215.11	$84,651

	Three Months Ended			Six Months Ended
	November 30, 2024			November 30, 2024
	Shares	Avg. Price per Share	Non-Cash Value	Shares	Avg. Price per Share	Non-Cash Value

Non-cash transaction activity	122	$210.76	$25,829	529	$193.79	$102,653

In the period subsequent to November 30, 2025, through January 7, 2026, we purchased less than 0.1 million shares of Cintas common stock at an average price of $183.00 per share, for a total purchase price of $3.7 million. From the inception of the July 23, 2024 share buyback program through January 7, 2026, Cintas has purchased 2.7 million shares of Cintas common stock in the aggregate, at an average price of $189.32 per share, for a total purchase price of $508.9 million. Cintas has made no purchases under the October 28, 2025 share buyback program.

Note 6 - Goodwill, Service Contracts and Other Assets, Net
Changes in the carrying amount of goodwill and service contracts by reportable operating segment and All Other for the six months ended November 30, 2025, are as follows:

Goodwill (In thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Total

Balance as of June 1, 2025	$2,913,991	$298,145	$188,091	$3,400,227
Goodwill acquired	11,092	2,170	74,351	87,613
Foreign currency translation	(3,969)	(353)	(14)	(4,336)
Balance as of November 30, 2025	$2,921,114	$299,962	$262,428	$3,483,504

Service Contracts (In thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Total

Balance as of June 1, 2025	$273,847	$14,138	$21,843	$309,828
Service contracts acquired	2,119	1,404	13,230	16,753
Service contracts amortization	(24,513)	(1,693)	(2,291)	(28,497)
Foreign currency translation	(348)	(7)	—	(355)
Balance as of November 30, 2025	$251,105	$13,842	$32,782	$297,729

Information regarding Cintas’ service contracts, net and other assets, net is as follows:

	As of November 30, 2025			As of May 31, 2025
(In thousands)	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net

Service contracts	$1,093,315	$795,586	$297,729	$1,078,305	$768,477	$309,828

Capitalized contract costs (1)	$965,026	$674,113	$290,913	$896,632	$621,351	$275,281
Noncompete and consulting agreements and other	254,906	77,491	177,415	262,610	75,249	187,361
Other assets	$1,219,932	$751,604	$468,328	$1,159,242	$696,600	$462,642
(1)    The current portion of capitalized contract costs, included in prepaid expenses and other current assets on the consolidated condensed balance sheets as of November 30, 2025 and May 31, 2025, is $96.6 million and $96.5 million, respectively.

Amortization expense for service contracts and other assets was $41.3 million and $41.8 million for the three months ended November 30, 2025 and 2024, respectively. For the six months ended November 30, 2025 and 2024, amortization expense for service contracts and other assets was $83.5 million and $82.5 million, respectively. These expenses are recorded in selling and administrative expenses on the consolidated condensed statements of income. As of November 30, 2025, the estimated future amortization expense for service contracts and other assets, excluding any future acquisitions and commissions to be earned, is as follows:

Fiscal Year (In thousands)

2026 (remaining six months)	$80,654
2027	143,012
2028	115,003
2029	96,869
2030	80,632
Thereafter	181,419
Total future amortization expense	$697,589

Note 7 - Debt, Derivatives and Hedging Activities
Cintas' outstanding debt is summarized as follows:

(In thousands)	Interest Rate		Fiscal Year Issued	Fiscal Year Maturity	November 30, 2025	May 31, 2025

Debt due within one year
Commercial paper	4.09%	(1)	2026	2026	$550,750	$—
Total debt due within one year					$550,750	$—

Debt due after one year
Senior notes	3.70%		2017	2027	$1,000,000	$1,000,000
Senior notes	4.20%		2025	2028	400,000	400,000
Senior notes	4.00%		2022	2032	800,000	800,000
Senior notes	6.15%		2007	2037	236,550	236,550
Debt issuance costs					(10,021)	(11,551)
Total debt due after one year					$2,426,529	$2,424,999
(1)Variable rate debt instrument. The rate presented is the weighted average variable borrowing rate at November 30, 2025.
Cintas' senior notes are recorded at cost, net of debt issuance costs. The fair value of the long-term debt is estimated using Level 2 inputs based on observable market prices. The carrying value and fair value of Cintas' debt as of November 30, 2025 were $2,436.6 million and $2,445.4 million, respectively, and as of May 31, 2025 were $2,436.6 million and $2,404.7 million, respectively. During the six months ended November 30, 2025 and 2024, Cintas issued $550.8 million and $181.0 million, net of commercial paper, respectively.

The credit agreement that supports our commercial paper program has capacity under the revolving credit facility of $2.0 billion. The credit agreement has an accordion feature that provides Cintas the ability to request increases to the borrowing commitments under the revolving credit facility of up to $500.0 million in the aggregate, subject to customary conditions. The maturity date of the revolving credit facility is March 23, 2027. As of November 30, 2025 there was $550.8 million of commercial paper outstanding with a weighted average interest rate of 4.09% and no borrowings on our revolving credit facility. As of May 31, 2025, there was no commercial paper outstanding and no borrowings on our revolving credit facility. The fair value of the commercial paper, if any, which approximates carrying value, is estimated using level 2 inputs based on general market prices and interest rates.

Cintas uses interest rate locks to manage its overall interest expense as interest rate locks effectively change the interest rate of specific debt issuances. The interest rate locks are entered into to protect against unfavorable movements in the benchmark treasury rate related to forecasted debt issuances. Cintas used interest rate locks, which represent cash flow hedges, to hedge against movements in the treasury rates at the time Cintas issued its senior notes in fiscal 2007, fiscal 2017 and fiscal 2022. The amortization of the interest rate locks resulted in a decrease to other comprehensive income of $1.5 million for both the three months ended November 30, 2025 and 2024. For both the six months ended November 30, 2025 and 2024, the amortization of the interest rate locks resulted in a decrease to other comprehensive income of $3.0 million.

During fiscal 2022 and fiscal 2020, Cintas entered into interest rate lock agreements for forecasted debt issuances. The aggregate notional value of outstanding cash flow hedges was $500.0 million at both November 30, 2025 and May 31, 2025. The fair values of the outstanding interest rate locks, for forecasted debt issuances, are summarized as follows:

Fiscal Year of Issuance (In thousands)	November 30, 2025	May 31, 2025
	Other Assets, net	Other Assets, net

2022	$58,335	$61,230
2020	$37,589	$41,320
The changes in fair value of the interest rate locks are recorded in other comprehensive income (loss), net of tax. These interest rate locks had no impact on net income or cash flows for the three and six months ended November 30, 2025 or 2024.

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
Note 8 - Income Taxes
In the normal course of business, Cintas provides for uncertain tax positions and the related interest and adjusts its unrecognized tax benefits and accrued interest accordingly. As of November 30, 2025 and May 31, 2025, recorded unrecognized tax benefits were $49.4 million and $47.8 million, respectively, and are included in long-term accrued liabilities on the consolidated condensed balance sheets.

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

Cintas’ effective tax rate was 21.2% and 20.7% for the three months ended November 30, 2025 and 2024, respectively. For the six months ended November 30, 2025 and 2024, Cintas' effective tax rate was 19.4% and 18.3%, respectively. The effective tax rate for all periods was impacted by certain discrete items (primarily the tax accounting impact for stock-based compensation).

Note 9 - Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in the accumulated balances for each component of accumulated other comprehensive income (loss), net of tax:

(In thousands)	Foreign Currency	Unrealized Income on Interest Rate Locks	Other	Total

Balance at June 1, 2025	$(25,733)	$108,553	$1,569	$84,389
Other comprehensive loss before reclassifications	(325)	(2,652)	—	(2,977)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,523)	—	(1,523)
Net current period other comprehensive loss	(325)	(4,175)	—	(4,500)
Balance at August 31, 2025	(26,058)	104,378	1,569	79,889
Other comprehensive loss before reclassifications	(8,356)	(2,284)	—	(10,640)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,523)	—	(1,523)
Net current period other comprehensive loss	(8,356)	(3,807)	—	(12,163)
Balance at November 30, 2025	$(34,414)	$100,571	$1,569	$67,726

(In thousands)	Foreign Currency	Unrealized Income on Interest Rate Locks	Other	Total

Balance at June 1, 2024	$(18,292)	$108,893	$600	$91,201
Other comprehensive income (loss) before reclassifications	3,656	(9,956)	—	(6,300)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,523)	—	(1,523)
Net current period other comprehensive income (loss)	3,656	(11,479)	—	(7,823)
Balance at August 31, 2024	(14,636)	97,414	600	83,378
Other comprehensive (loss) income before reclassifications	(18,491)	5,161	—	(13,330)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,523)	—	(1,523)
Net current period other comprehensive (loss) income	(18,491)	3,638	—	(14,853)
Balance at November 30, 2024	$(33,127)	$101,052	$600	$68,525

The following table summarizes the reclassifications out of accumulated other comprehensive income (loss):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line in the Consolidated Condensed Statements of Income
	Three Months Ended		Six Months Ended
(In thousands)	November 30, 2025	November 30, 2024	November 30, 2025	November 30, 2024

Amortization of interest rate locks	$2,036	$2,036	$4,072	$4,072	Interest expense
Tax expense	(513)	(513)	(1,026)	(1,026)	Income taxes
Amortization of interest rate locks, net of tax	$1,523	$1,523	$3,046	$3,046

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

Information related to the operations of Cintas’ reportable operating segments and All Other is set forth below:

(In thousands)	Uniform Rental and Facility Services	First Aid and Safety Services	All Other	Corporate (1)	Total

For the three months ended November 30, 2025
Revenue	$2,155,400	$342,240	$302,352	$—	$2,799,992
Cost of sales	1,081,218	144,638	161,651	—	1,387,507
Gross margin	1,074,182	197,602	140,701	—	1,412,485
Selling and administrative expenses	548,451	110,598	97,722	—	756,771
Operating income	$525,731	$87,004	$42,979	$—	$655,714

For the three months ended November 30, 2024
Revenue	$1,990,410	$299,367	$272,006	$—	$2,561,783
Cost of sales	1,014,052	127,882	143,146	—	1,285,080
Gross margin	976,358	171,485	128,860	—	1,276,703
Selling and administrative expenses	503,999	96,262	85,052	—	685,313
Operating income	$472,359	$75,223	$43,808	$—	$591,390

As of and for the six months ended November 30, 2025
Revenue	$4,246,466	$676,897	$594,751	$—	$5,518,114
Cost of sales	2,133,771	289,127	316,170	—	2,739,068
Gross margin	2,112,695	387,770	278,581	—	2,779,046
Selling and administrative expenses	1,087,027	220,439	198,007	—	1,505,473
Operating income	$1,025,668	$167,331	$80,574	$—	$1,273,573
Depreciation and amortization	$202,161	$38,373	$12,904	$—	$253,438
Capital expenditures	$143,283	$33,710	$31,216	$—	$208,209
Total assets	$8,190,558	$855,543	$885,938	$200,842	$10,132,881

As of and for the six months ended November 30, 2024
Revenue	$3,924,249	$591,934	$547,187	$—	$5,063,370
Cost of sales	1,995,215	251,646	287,675	—	2,534,536
Gross margin	1,929,034	340,288	259,512	—	2,528,834
Selling and administrative expenses	1,010,237	193,777	172,399	—	1,376,413
Operating income	$918,797	$146,511	$87,113	$—	$1,152,421
Depreciation and amortization	$187,244	$44,134	$10,824	$—	$242,202
Capital expenditures	$141,243	$25,258	$27,836	$—	$194,337
Total assets	$7,811,418	$777,847	$654,869	$122,395	$9,366,529
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

Results of Operations
Cintas classifies its business into two reportable operating segments and places the remainder of its operating segments in an All Other category. Cintas’ two reportable operating segments are Uniform Rental and Facility Services and First Aid and Safety Services. The Uniform Rental and Facility Services reportable operating segment consists of the rental and servicing of uniforms and other garments including flame resistant clothing, mats, mops and shop towels and other ancillary items. In addition to these rental items, restroom cleaning services and supplies and the sale of items from our catalogs to our customers on route are included within this reportable operating segment. The First Aid and Safety Services reportable operating segment consists of first aid and safety products and services, as well as workplace water services. The remainder of Cintas’ business, which consists of the Fire Protection Services operating segment and the Uniform Direct Sales operating segment, is included in All Other. These operating segments consist of fire protection products and services and the direct sale of uniforms and related items. Cintas evaluates operating segment performance based on revenue and operating income. Revenue and operating income for the three and six months ended November 30, 2025 and 2024, for the two reportable operating segments and All Other are presented in Note 10 entitled Segment Information of “Notes to Consolidated Condensed Financial Statements.” The Company regularly reviews its operating segments for reporting purposes based on the information its chief operating decision maker (CODM) regularly reviews for purposes of allocating resources and assessing performance and makes changes when appropriate.

Consolidated Results
Three Months Ended November 30, 2025 Compared to Three Months Ended November 30, 2024

Total revenue increased 9.3% to $2,800.0 million for the three months ended November 30, 2025, compared to $2,561.8 million for the three months ended November 30, 2024. The organic revenue growth rate, which adjusts for the impact of acquisitions and foreign currency exchange rate fluctuations, was 8.6%. Revenue growth was positively impacted by 0.7% due to acquisitions.

Uniform Rental and Facility Services reportable operating segment revenue was $2,155.4 million for the three months ended November 30, 2025, compared to $1,990.4 million for the three months ended November 30, 2024, which was an increase of 8.3%. The organic revenue growth rate for this reportable operating segment was 7.8%. Revenue growth in the Uniform Rental and Facility Services reportable operating segment was positively impacted by 0.5% primarily due to acquisitions. Revenue growth was a result of new business, the penetration of additional products and services into existing customers, price increases, and strong customer retention.

Other revenue, consisting of revenue from the First Aid and Safety Services reportable operating segment and All Other, increased 12.8% for the three months ended November 30, 2025, compared to the three months ended November 30, 2024, from $571.4 million to $644.6 million. The organic revenue growth rate for other revenue was 11.6%. Revenue growth was positively impacted by 1.2% primarily due to acquisitions.

Cost of uniform rental and facility services consists primarily of production expenses, delivery expenses and the amortization of in-service inventory, including uniforms, mats, shop towels and other ancillary items. Cost of uniform rental and facility services increased $67.2 million, or 6.6%, for the three months ended November 30, 2025, compared to the three months ended November 30, 2024. Cost of uniform rental and facility services improved as a percent of revenue, decreasing from 50.9% for the three months ended November 30, 2024, to 50.2% for the three months ended November 30, 2025. This improvement as a percent of revenue was primarily due to more efficient usage of in-service inventory, strategic sourcing initiatives, efficiency gains and improved leverage of fixed costs.

Cost of other consists primarily of cost of goods sold (predominantly first aid and safety products, personal protective equipment, uniforms and fire protection products), delivery expenses and distribution expenses in the First Aid and Safety Services reportable operating segment and All Other. Cost of other increased $35.3 million, or 13.0%, for the three months ended November 30, 2025, compared to the three months ended November 30, 2024. Cost of other increased as a percent of revenue, increasing from 47.4% for three months ended November 30, 2024, to 47.5% for the three months ended November 30, 2025. The increase in cost of sales as a percent of revenue was primarily due to adding route capacity.

Selling and administrative expenses increased $71.5 million, or 10.4%, in the three months ended November 30, 2025, compared to the three months ended November 30, 2024. Selling and administrative expenses as a percent of revenue were 27.0% for the three months ended November 30, 2025, compared to 26.8% for the three months ended November 30, 2024. The change as a percent of revenue was primarily due to investments in selling resources.

Operating income was $655.7 million, or 23.4% of revenue, for the three months ended November 30, 2025, compared to $591.4 million, or 23.1% of revenue, for the three months ended November 30, 2024. The resulting increase in operating income as a percent of revenue was primarily due to more efficient usage of in-service inventory, strategic sourcing initiatives, efficiency gains and improved leverage of fixed costs.

Net interest expense (interest expense less interest income) was $27.2 million for the three months ended November 30, 2025, compared to $25.7 million for the three months ended November 30, 2024. The change was primarily due to an increase in the average amount of outstanding commercial paper during the three months ended November 30, 2025.

Cintas’ effective tax rate was 21.2% and 20.7% for the three months ended November 30, 2025 and 2024, respectively. The effective tax rate in both periods was impacted by certain discrete items, primarily the tax accounting impact for stock-based compensation.

Net income was $495.3 million for the three months ended November 30, 2025, an increase of 10.4% compared to the three months ended November 30, 2024. Diluted earnings per share were $1.21 for the three months ended November 30, 2025, which was an increase of 11.0% compared to the three months ended November 30, 2024. Diluted earnings per share increased primarily due to the increase in net income and share repurchases.

Uniform Rental and Facility Services Reportable Operating Segment
Three Months Ended November 30, 2025 Compared to Three Months Ended November 30, 2024

Uniform Rental and Facility Services reportable operating segment revenue increased to $2,155.4 million from $1,990.4 million, or 8.3%, for the three months ended November 30, 2025, over the three months ended November 30, 2024. The organic revenue growth rate for the reportable operating segment was 7.8%. The cost of uniform rental and facility services increased $67.2 million, or 6.6%. The reportable operating segment’s gross margin was $1,074.2 million. Gross margin as a percent of revenue was 49.8% for the three months ended November 30, 2025, compared to 49.1% for the three months ended November 30, 2024. The resulting increase as a percent of revenue was primarily due to more efficient usage of in-service inventory, strategic sourcing initiatives, efficiency gains and improved leverage of fixed costs.

Selling and administrative expenses for the Uniform Rental and Facility Services reportable operating segment increased $44.5 million in the three months ended November 30, 2025, compared to the three months ended November 30, 2024. Selling and administrative expenses as a percent of revenue for the three months ended November 30, 2025 were 25.4%, compared to 25.3% in the three months ended November 30, 2024. The change as a percent to revenue was primarily due to investments in selling resources.

Income before income taxes increased $53.4 million, or 11.3%, for the Uniform Rental and Facility Services reportable operating segment for the three months ended November 30, 2025, compared to the three months ended November 30, 2024. Income before income taxes was 24.4% of the reportable operating segment's revenue compared to the three months ended November 30, 2024 of 23.7% of revenue. The improvement in income before income taxes was primarily a result of the expansion in gross margin.

First Aid and Safety Services Reportable Operating Segment
Three Months Ended November 30, 2025 Compared to Three Months Ended November 30, 2024

First Aid and Safety Services reportable operating segment revenue increased to $342.2 million from $299.4 million, or 14.3%, for the three months ended November 30, 2025, over the three months ended November 30, 2024. The organic revenue growth rate for the reportable operating segment was 14.1%. First Aid and Safety Services reportable operating segment revenue was positively impacted by 0.2% due to acquisitions. The increase in revenue was driven by many factors including increases in new business sold by sales representatives, penetration of additional products and services into existing customers, price increases and strong customer retention.

Cost of first aid and safety services for the three months ended November 30, 2025, increased $16.8 million, or 13.1%, compared to the three months ended November 30, 2024. The gross margin as a percent of revenue was 57.7% for the three months ended November 30, 2025, compared to the gross margin as a percent of revenue of 57.3% in the three months ended November 30, 2024. The improvement in gross margin as a percent of revenue was primarily due to a favorable sales mix and strategic sourcing initiatives.
Selling and administrative expenses increased $14.3 million in the three months ended November 30, 2025, compared to the three months ended November 30, 2024. Selling and administrative expenses as a percent of revenue for the three months ended November 30, 2025 were 32.3%, compared to 32.2% for the three months ended November 30, 2024. The change as a percent of revenue was primarily due to investments in selling resources.

Income before income taxes for the First Aid and Safety Services reportable operating segment increased $11.8 million to $87.0 million for the three months ended November 30, 2025, compared to the three months ended November 30, 2024. Income before income taxes was 25.4% of the reportable operating segment’s revenue compared to the three months ended November 30, 2024 of 25.1%. The improvement in income before income taxes as a percent to revenue was primarily due to the previously discussed change in gross margin, partially offset by the change in selling and administrative expenses as a percent of revenue noted above.

Consolidated Results
Six Months Ended November 30, 2025 Compared to Six Months Ended November 30, 2024

Total revenue increased 9.0% to $5,518.1 million for the six months ended November 30, 2025, compared to $5,063.4 million for the six months ended November 30, 2024. Total organic revenue growth was 8.2%. Organic growth adjusts for the impact of acquisitions and foreign currency exchange rate fluctuations. Revenue growth was positively impacted by 0.8% due to acquisitions.

Uniform Rental and Facility Services reportable operating segment revenue was $4,246.5 million for the six months ended November 30, 2025, compared to $3,924.2 million for the six months ended November 30, 2024, which was an increase of 8.2%. Organic revenue growth for this reportable operating segment was 7.5%. Uniform Rental and Facility Services reportable operating segment revenue was positively impacted by 0.7% due to acquisitions. Revenue growth was a result of new business, the penetration of additional products and services into existing customers, price increases, and strong customer retention.

Other revenue, consisting of revenue from the First Aid and Safety Services reportable operating segment and All Other, was $1,271.6 million for the six months ended November 30, 2025, compared to $1,139.1 million for the six months ended November 30, 2024, which was an increase of 11.6%. Organic growth for other revenue was 10.6%. Revenue growth was positively impacted by 1.0% due to acquisitions.

Cost of uniform rental and facility services consists primarily of production expenses, delivery expenses and the amortization of in-service inventory, including uniforms, mats, shop towels and other ancillary items. Cost of uniform rental and facility services increased $138.6 million, or 6.9%, for the six months ended November 30, 2025, compared to the six months ended November 30, 2024. Cost of uniform rental and facility services improved as a percent of revenue, decreasing from 50.8% for the six months ended November 30, 2024, to 50.2% for the six months ended November 30, 2025. This improvement as a percent of revenue was primarily due to more efficient usage of in-service inventory, strategic sourcing initiatives, efficiency gains and improved leverage of fixed costs.

Cost of other consists primarily of cost of goods sold (predominantly first aid and safety products, personal protective equipment, uniforms, and fire protection products), delivery expenses and distribution expenses in the First Aid and Safety Services reportable operating segment and All Other. Cost of other increased $66.0 million, or 12.2%, for the six months ended November 30, 2025, compared to the six months ended November 30, 2024. Cost of other as a percent of revenue was 47.6% for the six months ended November 30, 2025, compared to 47.3% for six months ended November 30, 2024. The increase in cost of sales as a percent of revenue was primarily due to adding route capacity and unfavorable changes in the revenue mix.

Selling and administrative expenses increased $129.1 million, or 9.4%, for the six months ended November 30, 2025, compared to the six months ended November 30, 2024. Selling and administrative expenses as a percent of revenue were 27.3% for the six months ended November 30, 2025, compared to 27.2% for the six months ended November 30, 2024. The change as a percent of revenue was primarily due to investments in selling resources.

Operating income was $1,273.6 million, or 23.1% of revenue, for the six months ended November 30, 2025, compared to $1,152.4 million, or 22.8% of revenue, for the six months ended November 30, 2024. The improvement in operating income as a percent of revenue was primarily due to the previously mentioned improvements in gross margin partially offset by the change in selling and administrative expenses as a percent of revenue noted above.

Net interest expense (interest expense less interest income) was $49.2 million for the six months ended November 30, 2025, compared to $50.1 million for the six months ended November 30, 2024. The reduction was primarily due to additional interest income earned in the six months ended November 30, 2025.

Cintas’ effective tax rate was 19.4% and 18.3% for the six months ended November 30, 2025 and 2024, respectively. The effective tax rate in both periods was impacted by certain discrete items, primarily the tax accounting impact for stock-based compensation.

Net income for the six months ended November 30, 2025, increased $86.0 million, or 9.5%, compared to the six months ended November 30, 2024. Diluted earnings per share was $2.41 for the six months ended November 30, 2025, which was an increase of 10.0% compared to the six months ended November 30, 2024. Diluted earnings per share increased primarily due to the increase in net income and share repurchases.

Uniform Rental and Facility Services Reportable Operating Segment
Six Months Ended November 30, 2025 Compared to Six Months Ended November 30, 2024

Uniform Rental and Facility Services reportable operating segment revenue increased 8.2% to $4,246.5 million for the six months ended November 30, 2025, compared to $3,924.2 million for the six months ended November 30, 2024. Organic revenue growth for this reportable operating segment was 7.5%. Revenue growth was a result of new business, the penetration of additional products and services into existing customers, price increases, and strong customer retention.

Cost of uniform rental and facility services increased $138.6 million, or 6.9%, for the six months ended November 30, 2025 over the six months ended November 30, 2024. The reportable operating segment’s gross margin was $2,112.7 million, or 49.8% of revenue, for the six months ended November 30, 2025, compared to the gross margin of 49.2% for the six months ended November 30, 2024. This improvement as a percent of revenue was primarily due to more efficient usage of in-service inventory, strategic sourcing initiatives, efficiency gains and improved leverage of fixed costs.

Selling and administrative expenses for the Uniform Rental and Facility Services reportable operating segment increased $76.8 million but decreased as a percent of revenue for the six months ended November 30, 2025 to 25.6%, compared to 25.7% for the six months ended November 30, 2024. The improvement as a percent of revenue was primarily due to operating leverage from revenue growth, partially offset by investments in selling resources.

Income before income taxes increased $106.9 million, or 11.6%, for the Uniform Rental and Facility Services reportable operating segment for the six months ended November 30, 2025, compared to the six months ended November 30, 2024. Income before income taxes was 24.2% of the reportable operating segment’s revenue, compared to 23.4% for the six months ended November 30, 2024. The improvement as a percent of revenue was primarily a result of the improvement in gross margin.

First Aid and Safety Services Reportable Operating Segment
Six Months Ended November 30, 2025 Compared to Six Months Ended November 30, 2024

First Aid and Safety Services reportable operating segment revenue increased from $591.9 million to $676.9 million, or 14.4%, for the six months ended November 30, 2025, over the six months ended November 30, 2024. Organic revenue growth for this reportable operating segment was 14.1%. First Aid and Safety Services reportable operating segment revenue was positively impacted by 0.3% due to acquisitions. This increase in revenue was driven by many factors including new business sold by sales representatives, penetration of additional products and services into existing customers, price increases and strong customer retention.

Cost of first aid and safety services increased $37.5 million, or 14.9%, for the six months ended November 30, 2025, compared to the six months ended November 30, 2024, due to higher sales volume. The gross margin as a percent of revenue was 57.3% for the six months ended November 30, 2025, compared to 57.5% in the six months ended November 30, 2024. The reduction in gross margin as a percent of revenue was primarily due to adding route capacity in the first three months of the year as well as unfavorable changes in revenue mix.

Selling and administrative expenses increased $26.7 million but decreased as a percent of revenue to 32.6%, for the six months ended November 30, 2025, compared to 32.7% for the six months ended November 30, 2024. The improvement as a percent of revenue was primarily due to operating leverage from revenue growth, partially offset by investments in selling resources.

Income before income taxes for the First Aid and Safety Services reportable operating segment was $167.3 million for the six months ended November 30, 2025, compared to $146.5 million for the six months ended November 30, 2024. Income before income taxes, at 24.7% of the reportable operating segment’s revenue, decreased 10 basis points compared to the six months ended November 30, 2024 primarily due to the decrease in gross margin.

Liquidity and Capital Resources
The following is a summary of our cash flows and cash and cash equivalents as of and for the six months ended November 30:

(In thousands)	2025	2024

Net cash provided by operating activities	$945,704	$905,091
Net cash used in investing activities	$(309,081)	$(349,003)
Net cash used in financing activities	$(699,012)	$(773,900)

Cash and cash equivalents at the end of the period	$200,842	$122,395
Cash and cash equivalents as of November 30, 2025 and 2024, include $88.3 million and $63.7 million, respectively, that is located outside of the U.S.

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

Net cash provided by operating activities was $945.7 million for the six months ended November 30, 2025, compared to $905.1 million for the six months ended November 30, 2024. The change from the prior fiscal year was primarily due to an increase in net income, favorable changes in working capital, specifically, accounts receivable, net and income taxes. These changes were partially offset by unfavorable changes in working capital, specifically accrued liabilities and accounts payable.

Net cash used in investing activities includes capital expenditures, purchases of investments and cash paid for acquisitions of businesses. Capital expenditures were $208.2 million and $194.3 million for the six months ended November 30, 2025 and 2024, respectively. Capital expenditures in the six months ended November 30, 2025, included $143.3 million for the Uniform Rental and Facility Services reportable operating segment and $33.7 million for the First Aid and Safety Services reportable operating segment. Cash paid for acquisitions of businesses was $93.2 million and $154.9 million for the six months ended November 30, 2025 and 2024, respectively. The acquisitions during both the six months ended November 30, 2025 and 2024, occurred in our Uniform Rental and Facility Services reportable operating segment, our First Aid and Safety Services reportable operating segment and our Fire Protection Services operating segment, which is included in All Other. Net cash used in investing activities also includes $6.5 million and $7.1 million of purchases of investments during the six months ended November 30, 2025 and 2024, respectively.
Net cash used in financing activities was $699.0 million and $773.9 million for the six months ended November 30, 2025 and 2024, respectively. The improvement in cash used in financing activities was due to an increase in proceeds from the net issuance of commercial paper, which was partially offset by an increase in repurchases of common stock and an increase in dividends paid in the six months ended November 30, 2025.

On July 26, 2022, July 23, 2024 and October 28, 2025, Cintas announced that the Board of Directors (the Board) authorized share buyback programs, each for $1.0 billion. The July 26, 2022 share buyback plan was completed during the second quarter of fiscal 2026. Neither of the outstanding share buyback programs have an expiration date.

The following table summarizes the share buyback activity by program for the six months ended November 30:

	2025			2024
Buyback Activity (In thousands except per share data)	Shares	Avg. Price per Share	Purchase Price	Shares	Avg. Price per Share	Purchase Price

July 26, 2022	1,272	$207.13	$263,564	2,732	$173.40	$473,617
July 23, 2024	2,668	189.37	505,209	—	—	—
October 28, 2025	—	—	—	—	—	—
	3,940	$195.10	$768,773	2,732	$173.40	$473,617

Shares acquired for taxes due (1)	608	$218.46	$132,894	918	$193.79	$177,901

Total repurchase of Cintas common stock			$901,667			$651,518
(1)Shares of Cintas common stock acquired for employee payroll taxes due on options exercised and vested restricted stock awards.

In the period subsequent to November 30, 2025, through January 7, 2026, we purchased less than 0.1 million shares of Cintas common stock at an average price of $183.00 per share, for a total purchase price of $3.7 million. From the inception of the July 23, 2024 share buyback program through January 7, 2026, Cintas has purchased 2.7 million shares of Cintas common stock in the aggregate, at an average price of $189.32 per share, for a total purchase price of $508.9 million. Cintas has made no purchases under the October 28, 2025 share buyback program.

The Board declared the following dividends:

Paid Dividends
Declaration Date (In millions except per share data)	Record Date	Payment Date	Dividend Per Share	Total Amount

Six months ended November 30, 2025
April 8, 2025	May 15, 2025	June 13, 2025	$0.39	$157.8
July 29, 2025	August 15, 2025	September 15, 2025	0.45	182.3
			$0.84	$340.1

Six months ended November 30, 2024
April 9, 2024	May 15, 2024	June 14, 2024	$0.3375	$137.6
July 23, 2024	August 15, 2024	September 3, 2024	0.3900	158.0
			$0.7275	$295.6

Accrued Dividends

As of November 30, 2025
October 28, 2025 (1)	November 14, 2025	December 15, 2025	$0.45	$180.7

As of November 30, 2024
October 29, 2024 (1)	November 15, 2024	December 13, 2024	$0.39	$158.0
(1)The dividends declared during the three months ended November 30, 2025 and 2024 were included in current accrued liabilities on the consolidated condensed balance sheet at November 30, 2025 and 2024.

Any future dividend declarations, including the amount of any dividends, are at the discretion of the Board and dependent upon then-existing conditions, including the Company's consolidated results of operations and consolidated financial condition, capital requirements, contractual restrictions, business prospects and other factors that the Board may deem relevant.

During the six months ended November 30, 2025 and 2024, Cintas issued $550.8 million and $181.0 million, net of commercial paper, respectively.

The following table summarizes Cintas' outstanding debt:

(In thousands)	Interest Rate		Fiscal Year Issued	Fiscal Year Maturity	November 30, 2025	May 31, 2025

Debt due within one year
Commercial paper	4.09%	(1)	2026	2026	$550,750	$—
Total debt due within one year					$550,750	$—

Debt due after one year
Senior notes	3.70%		2017	2027	$1,000,000	$1,000,000
Senior notes	4.20%		2025	2028	400,000	400,000
Senior notes	4.00%		2022	2032	800,000	800,000
Senior notes	6.15%		2007	2037	236,550	236,550
Debt issuance costs					(10,021)	(11,551)
Total debt due after one year					$2,426,529	$2,424,999
(1)Variable rate debt instrument. The rate presented is the weighted average variable borrowing rate at November 30, 2025.
The credit agreement that supports our commercial paper program has a revolving credit facility with a capacity of $2.0 billion. The credit agreement has an accordion feature that provides Cintas the ability to request increases to the borrowing commitments under the revolving credit facility of up to $500.0 million in the aggregate, subject to customary conditions. The maturity date of the revolving credit facility is March 23, 2027. As of November 30, 2025 there was $550.8 million of commercial paper outstanding with a weighted average interest rate of 4.09% and no borrowings on our revolving credit facility. As of May 31, 2025, there was no commercial paper outstanding and no borrowings on our revolving credit facility.

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

Our access to the commercial paper and long-term debt markets has historically provided us with sources of liquidity. We do not anticipate having difficulty in obtaining financing from those markets in the future based on our favorable experiences in the debt markets in the recent past and we expect to access such markets from time to time in the future to fund our cash requirements, including the repayment of short-term and/or long-term obligations. Our ability to continue to access the commercial paper and long-term debt markets on favorable interest rate and other terms will depend, to a significant degree, on the ratings assigned by the credit rating agencies to our indebtedness. As of November 30, 2025, our ratings were as follows:

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

Financial and Nonfinancial Disclosure About Issuers and Guarantors of Cintas’ Senior Notes
Cintas Corporation No. 2 (Corp. 2) is the indirectly, wholly owned principal operating subsidiary of Cintas. Corp. 2 is the issuer of the $2,436.6 million aggregate principal amount of senior notes outstanding as of November 30, 2025, which are unconditionally guaranteed, jointly and severally, by Cintas Corporation and its wholly owned, direct and indirect domestic subsidiaries.

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

	Six Months Ended
Summarized Consolidated Condensed Statements of Income (In thousands)	November 30, 2025	November 30, 2024

Net sales to unrelated parties	$5,238,743	$4,800,309
Net sales to non-guarantors	$8,118	$8,509
Operating income	$1,181,458	$1,059,568
Net income	$908,692	$824,734

Summarized Consolidated Condensed Balance Sheets (In thousands)	November 30, 2025	May 31, 2025

ASSETS
Receivables due from non-obligor subsidiaries	$81,772	$59,346
Total other current assets	$3,272,366	$3,203,986
Total other noncurrent assets	$6,173,542	$5,972,476

LIABILITIES
Amounts due to non-obligor subsidiaries	$172,454	$93,926
Current liabilities	$1,916,939	$1,560,058
Noncurrent liabilities	$3,535,055	$3,429,841

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

ITEM 4.
CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
With the participation of Cintas’ management, including Cintas’ President and Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, Cintas has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of November 30, 2025. Based on such evaluation, Cintas’ management, including Cintas’ President and Chief Executive Officer, Chief Financial Officer, General Counsel and Controllers, have concluded that Cintas’ disclosure controls and procedures were effective as of November 30, 2025, in ensuring (i) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) information required to be disclosed by Cintas in the reports that it files or submits under the Exchange Act is accumulated and communicated to Cintas’ management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting
There were no changes in Cintas’ internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended November 30, 2025, that have materially affected, or are reasonably likely to materially affect, Cintas' internal control over financial reporting.

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

ITEM 2.
UNREGISTERED SALES OF EQUITY SECURITIES,
USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Period (In millions, except share and per share data)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced plan (1)	Maximum approximate dollar value of shares that may yet be purchased under the plan (1)

September 1 - 30, 2025 (2)	1,126,367	$199.53	1,111,498	$891.9
October 1 - 31, 2025 (3)	1,399,213	$188.64	1,348,812	$1,637.6
November 1 - 30, 2025 (4)	799,546	$183.73	777,021	$1,494.8
Total	3,325,126	$191.15	3,237,331	$1,494.8

(1)On July 26, 2022, Cintas announced that the Board authorized a $1.0 billion share buyback program, which was completed during the second quarter of fiscal 2026. From the inception of the July 26, 2022 share buyback program through September 2025, Cintas purchased a total of 5.4 million shares of Cintas common stock at an average price of $185.01 per share for a total purchase price of $1.0 billion. On July 23, 2024, Cintas announced that the Board authorized a $1.0 billion share buyback program which does not have an expiration date. From the inception of the July 23, 2024 share buyback program through November 30, 2025, Cintas has purchased a total of 2.7 million shares of Cintas common stock at an average price of $189.37 per share for a total purchase price of $505.2 million. On October 28, 2025, Cintas announced that the Board authorized a new $1.0 billion share buyback program, which does not have an expiration date. There were no share buybacks under the October 28, 2025 share buyback program through November 30, 2025.
(2)During September 2025, Cintas acquired 14,925 shares of Cintas common stock in trade for employee payroll taxes due on options exercised and restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $200.98 per share for a total purchase price of $3.0 million.
(3)During October 2025, Cintas acquired 50,401 shares of Cintas common stock in trade for employee payroll taxes due on options exercised and restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $191.23 per share for a total purchase price of $9.6 million.
(4)During November 2025, Cintas acquired 22,525 shares of Cintas common stock in trade for employee payroll taxes due on options exercised and restricted stock awards that vested during the fiscal year. These shares were acquired at an average price of $185.25 per share for a total purchase price of $4.2 million.

ITEM 5.
OTHER INFORMATION

During the quarter ended November 30, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

ITEM 6.
EXHIBITS

10.1	Cintas Corporation Amended and Restated Directors' Deferred Compensation Plan
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
101
The following financial statements from Cintas' Quarterly Report on Form 10-Q for the period ended November 30, 2025, formatted in Inline XBRL: (i) Consolidated Condensed Statements of Income (unaudited), (ii) Consolidated Condensed Statements of Comprehensive Income (unaudited), (iii) Consolidated Condensed Balance Sheets (unaudited), (iv) Consolidated Condensed Statements of Shareholders' Equity (unaudited), (v) Consolidated Condensed Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Condensed Financial Statements, tagged as blocks of text and including detailed tags

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINTAS CORPORATION
(Registrant)

Date:	January 7, 2026	/s/	Scott A. Garula

Scott A. Garula
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)